Form 10-Q
period 1995-06-30
PP&L RESOURCES INC
filed 1995-08-11
CIK 922224

                                United States
                     Securities and Exchange Commission
                            Washington, DC   20549


                                   Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the quarterly period ended       June 30, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period from                    to


Commission File    Registrant; State of Incorporation;   IRS Employer
     Number        Address; and Telephone No.            Identification No.


     1-11459       PP&L Resources, Inc.                    23-2758192
                   (Pennsylvania)
                   Two North Ninth Street
                   Allentown, PA  18101
                   (610) 774-5151

      1-905        Pennsylvania Power & Light Company      23-0959590
                   (Pennsylvania)
                   Two North Ninth Street
                   Allentown, PA  18101
                   (610) 774-5151


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

PP&L Resources, Inc.  Yes                 No
    (This quarterly report on Form 10-Q is the first report required to be filed by PP&L Resources, Inc. since it became subject to the filing requirements of the Securities Exchange Act of 1934.)
PP&L                  Yes     X           No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

PP&L Resources, Inc.                  Common stock, $.01 par value,
                                      158,282,909 shares outstanding at
                                      July 31, 1995
Pennsylvania Power & Light Co.        Common stock, no par value,
                                      157,300,382, shares outstanding and
                                      all held by PP&L Resources, Inc. at
                                      July 31, 1995

                              PP&L RESOURCES, INC.
                                       AND
                       PENNSYLVANIA POWER & LIGHT COMPANY




                                     FORM 10-Q
                       FOR THE QUARTER ENDED June 30, 1995


                                       INDEX


PART I.  FINANCIAL INFORMATION

   Item 1. Financial Statements

           PP&L Resources, Inc.

               Consolidated Statement of Income

               Consolidated Balance Sheet

               Consolidated Statement of Cash Flows

          Pennsylvania Power & Light Company

               Consolidated Statement of Income

               Consolidated Balance Sheet

               Consolidated Statement of Cash Flows

          Notes to Financial Statements
               PP&L Resources, Inc. and Pennsylvania Power & Light Company


   Item 2. Management's Discussion and Analysis of
	           Financial Condition and Results of Operations
               PP&L Resources, Inc. and Pennsylvania Power & Light Company

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings

         Item 2. Changes in Securities

         Item 4. Submission of Matters to a Vote of Security Holders


SIGNATURES













PP&L RESOURCES, INC.
Part 1. FINANCIAL INFORMATION
Item 1. Financial Statements

     In the opinion of PP&L Resources, Inc. (Resources), the unaudited financial statements, included herein, reflect all adjustments necessary to present fairly the
Consolidated Balance Sheets as of June 30, 1995 and December 31, 1994, and the
Consolidated Statements of Income and Consolidated Statements of Cash Flows for
the periods ended June 30, 1995 and 1994.  Resources is the parent holding company of
Pennsyslvania Power & Light Company (PP&L), Power Markets Development Company (PMDC),
and the newly formed Spectrum Energy Services Corporation (Spectrum).  PP&L comprises
99 percent of Resources' assets, revenues and earnings.  All nonutility operating transactions are included in "Other Income and (Deductions)--Other-net" in Resources'
Consolidated Statements of Income.

CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
(Thousands of Dollars, except per share data)
                                                        Three Months
                                                        Ended June 30,
                                                      1995       1994
Operating Revenues  ...............................  $609,213   $640,218

Operating Expenses
   Operation
      Fuel.........................................    86,611    102,531
      Power purchases..............................    74,290     75,444
      Other........................................   123,035    135,037
   Maintenance.....................................    50,336     51,764
   Depreciation....................................    77,434     72,130
   Amortized depreciation..........................     9,939      6,564
   Income taxes....................................    35,630     39,314
   Taxes, other than income........................    47,666     49,056
                                                      504,941    531,840
Operating Income ..................................   104,272    108,378

Other Income and (Deductions)
   Allowance for equity funds used during
      construction.................................     1,732      1,636
   Income tax credits (expense)....................      (114)     1,194
   Other - net.....................................     2,274     (1,146)
                                                        3,892      1,684
Income Before Interest Charges & Dividends on Preferred
  Stock ...........................................   108,164    110,062

Interest Charges
   Long-term debt..................................    53,433     52,803
   Short-term debt and other.......................     5,586      5,746
   Allowance for borrowed funds used during
      construction and interest capitalized........    (2,516)    (2,486)
                                                       56,503     56,063
Preferred Stock Dividend Requirements..............     6,942      6,942
Net Income.........................................   $44,719    $47,057

Earnings Per Share of Common Stock (a) ............     $0.28      $0.31
Average Number of Shares Outstanding
 (thousands).......................................   157,161    152,757
Dividends Declared Per Share of Common
 Stock.............................................   $0.4175    $0.4175

(a)  Based on average number of shares outstanding.
See accompanying Financial Notes.

PP&L RESOURCES, INC.
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
(Thousands of Dollars, except per share data)
                                                          Six Months
                                                        Ended June 30,
                                                      1995       1994
Operating Revenues  ...............................$1,336,698 $1,409,672

Operating Expenses
   Operation
      Fuel.........................................   200,587    247,348
      Power purchases..............................   147,898    155,849
      Other........................................   243,309    246,614
   Maintenance.....................................    85,167     90,430
   Depreciation....................................   154,887    144,221
   Amortized depreciation..........................    19,877     13,129
   Income taxes....................................   117,943    128,108
   Taxes, other than income........................   101,331    106,289
                                                    1,070,999  1,131,988
Operating Income ..................................   265,699    277,684

Other Income and (Deductions)
   Allowance for equity funds used during
      construction.................................     4,004      2,552
   Income tax credits .............................       232      2,547
   Other - net.....................................     2,862     (2,469)
                                                        7,098      2,630
Income Before Interest Charges & Dividends on Preferred
  Stock ...........................................   272,797    280,314

Interest Charges
   Long-term debt..................................   108,213    107,379
   Short-term debt and other.......................     9,385      9,170
   Allowance for borrowed funds used during
      construction and interest capitalized........    (4,724)    (3,900)
                                                      112,874    112,649
Preferred Stock Dividend Requirements..............    13,884     14,520
Net Income.........................................  $146,039   $153,145

Earnings Per Share of Common Stock (a) ............     $0.93      $1.00
Average Number of Shares Outstanding
 (thousands).......................................   156,688    152,489
Dividends Declared Per Share of Common
 Stock.............................................    $0.835     $0.835

(a)  Based on average number of shares outstanding.
See accompanying Financial Notes.

PP&L RESOURCES,INC.
CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)
                                                        June 30,  December 31,
                                                          1995        1994
                                                      (Unaudited)  (Audited)
                        ASSETS
Property, Plant and Equipment
   Electric utility plant in service.................. $9,486,796  $9,306,519
     Accumulated depreciation......................... (2,987,074) (2,871,129)
     Deferred depreciation............................    236,274     256,021
                                                        6,735,996   6,691,411
   Construction work in progress......................    181,098     211,288
   Nuclear fuel owned and leased - net
     of amortization..................................    149,603     143,591
   Other leased property - net of amortization .......     83,505      80,385
     Electric utility plant - net.....................  7,150,202   7,126,675

   Other property - net of depreciation,
     amortization and depletion.......................     64,851      67,850
                                                        7,215,053   7,194,525
Investments
   Associated company - at equity.....................     17,121      17,088
   Nuclear plant decommissioning trust fund ..........     99,482      87,490
   Financial investments..............................    131,119     119,632
   Other - at cost or less............................     13,335       8,654
                                                          261,057     232,864
Current Assets
   Cash and cash equivalents..........................      7,562      10,079
   Marketable securities..............................     89,869     100,537
   Accounts receivable, less reserve
     Customers........................................    186,288     189,771
     Interconnection..................................      5,554       1,610
     Other............................................     13,511      12,861
   Unbilled revenues..................................     61,006      88,668
   Fuel (coal and oil) - at average cost..............    116,590     125,545
   Materials and supplies - at average cost...........    124,430     123,630
   Prepayments........................................     69,781      11,015
   Deferred income taxes..............................     33,752      27,572
   Other..............................................     20,653      26,916
                                                          728,996     718,204
Deferred Debits
   Utility plant carrying charges - net
     of amortization..................................     22,616      23,142
   Reacquired debt costs..............................    117,273     113,466
   Assessment for decommissioning uranium
     enrichment facilities............................     32,178      33,492
   Retired miners' health care benefits...............     13,926      14,536
   Taxes recoverable through future rates.............  1,000,524     986,292
   Other..............................................     59,452      55,160
                                                        1,245,969   1,226,088
                                                       $9,451,075  $9,371,681

See accompanying Financial Notes.

PP&L RESOURCES, INC.
CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)
                                                         June 30,  December 31,
                                                           1995        1994
                                                       (Unaudited)  (Audited)
                      LIABILITIES
Capitalization
   Common equity
     Common stock......................................     $1,575      $1,555
     Capital in excess of par value ...................  1,477,650   1,432,946
     Earnings reinvested ..............................  1,039,093   1,024,127
     Capital stock expense and other ..................     (8,001)     (4,160)
                                                         2,510,317   2,454,468
   Preferred stock
     With sinking fund requirements....................    295,000     295,000
     Without sinking fund requirements.................    171,375     171,375

   Long-term debt......................................  2,826,521   2,940,750
                                                         5,803,213   5,861,593

Current Liabilities
   Commercial paper....................................    215,000      64,000
   Bank loans..........................................     12,888      10,168
   Long-term debt due within one year..................     30,000          39
   Capital lease obligations due within one year.......     80,197      73,682
   Accounts payable....................................    106,077     146,073
   Taxes accrued.......................................     35,696      46,741
   Interest accrued....................................     64,353      63,958
   Dividends payable...................................     72,685      71,710
   Other...............................................     86,201     101,924
                                                           703,097     578,295

Deferred Credits and Other Noncurrent Liabilities
   Deferred investment tax credits.....................    224,657     230,064
   Deferred income taxes...............................  2,055,528   2,046,861
   Capital lease obligations...........................    152,562     151,083
   Unamortized cost of power plant spare parts.........     13,957      26,406
   Accrued nuclear plant decommissioning costs.........    101,789      89,713
   Accrued mine closing costs..........................     57,269      56,427
   Contract settlement proceeds to be credited
      to customers.....................................     27,337      32,931
   Accrued pension costs...............................    168,496     163,487
   Accrued assessment for decommissioning
      uranium enrichment facilities....................     28,895      28,895
   Accrued retired miners' health care benefits........     30,506      29,568
   Accrued postretirement benefits other than
     pensions and postemployment benefits..............     30,333      21,784
   Other...............................................     53,436      54,574
                                                         2,944,765   2,931,793

Commitments and Contingent Liabilities
   (See Note 9)...............................................

                                                        $9,451,075  $9,371,681



See accompanying Financial Notes.

PP&L RESOURCES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
                                                                            Six Months
                                                                          Ended June 30,
                                                                        1995        1994
Cash Flows From Operating Activities
 Net income.........................................................   $146,039    $153,145
 Adjustments to reconcile net income to net cash
  provided by operating activities
    Depreciation....................................................    175,848     158,486
    Amortization of property under capital leases...................     40,055      36,381
    Preferred stock dividend requirements ..........................     13,884      14,520
    Amortization of contract settlement proceeds and
     deferred cost of power plant spare parts.......................    (19,122)    (19,389)
    Deferred income taxes and investment tax credits................    (18,371)     (8,246)
    Equity component of AFUDC.......................................     (4,004)     (2,552)
    Change in current assets and current liabilities
          Accounts receivable.......................................     (1,111)    (24,210)
          Unbilled and refundable electric revenues.................     28,193      14,141
          Fuel inventories..........................................      8,955     (19,096)
          Materials and supplies....................................       (800)      1,867
          Prepayments ..............................................    (58,766)    (54,920)
          Accounts payable..........................................    (39,996)    (37,568)
          Accrued interest and taxes................................    (10,650)    (33,900)
          Other.....................................................     (8,817)     11,573
    Other operating activities - net................................     15,728      26,559
       Net cash provided by operating activities....................    267,065     216,791

Cash Flows From Investing Activities
 Property, plant and equipment expenditures.........................   (222,380)   (235,119)
 Proceeds from sales of nuclear fuel to trust.......................     32,382      12,892
 Purchases of available-for-sale securities.........................   (147,748)    (76,877)
 Sales and maturities of available-for-sale securities..............    150,093      30,515
 Other financial investments........................................         37         273
 Other investing activities - net...................................      2,473      16,184
       Net cash used in investing activities........................   (185,143)   (252,132)

Cash Flows From Financing Activities
 Issuance of long-term debt.................................................        603,250
 Issuance of common stock...........................................     38,697      21,776
 Issuance of preferred stock....................................................     80,000
 Reduction of long-term debt........................................    (85,250)   (521,850)
 Retirement of preferred stock..................................................   (120,000)
 Payments on capital lease obligations..............................    (40,055)    (36,381)
 Dividends paid.....................................................   (143,981)   (141,396)
 Net increase in short-term debt....................................    153,720     182,949
 Costs associated with issuance and retirement of securities........     (7,531)    (19,668)
 Other financing activities - net...................................        (39)        (39)
       Net cash provided by (used in) financing activities..........    (84,439)     48,641

Net Increase(Decrease) In Cash and Cash Equivalents ................     (2,517)     13,300

Cash and Cash Equivalents at Beginning of Period ...................     10,079       8,271

Cash and Cash Equivalents at End of Period .........................     $7,562     $21,571

Supplemental Disclosures of Cash Flow Information
 Cash paid during the period for
  Interest (net of amount capitalized)..............................   $108,897     $95,660
  Income taxes......................................................   $127,762    $149,066


See accompanying Financial Notes.

PENNSYLVANIA POWER & LIGHT COMPANY

     In the opinion of Pennsylvania Power & Light Company (PP&L), the unaudited financial statements, included herein, reflect all adjustments necessary to present fairly the Consolidated Balance Sheets as of June 30, 1995 and December 31, 1994,
and the Consolidated Statements of Income and Consolidated Statements of Cash Flows
for the periods ended June 30, 1995 and 1994.  All nonutility operating transactions are included in "Other Income and (Deductions)--Other-net" in PP&L's Consolidated
Statements of Income.

CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
(Thousands of Dollars)
                                                        Three Months
                                                        Ended June 30,
                                                      1995      1994(a)
Operating Revenues  ...............................  $609,213   $640,218

Operating Expenses
   Operation
      Fuel.........................................    86,611    102,531
      Power purchases..............................    74,290     75,444
      Other........................................   123,035    135,037
   Maintenance.....................................    50,336     51,764
   Depreciation....................................    77,434     72,130
   Amortized depreciation..........................     9,939      6,564
   Income taxes....................................    35,630     39,314
   Taxes, other than income........................    47,666     49,056
                                                      504,941    531,840
Operating Income ..................................   104,272    108,378

Other Income and (Deductions)
   Allowance for equity funds used during
      construction.................................     1,732      1,636
   Income tax credits (expense) ...................      (509)     1,183
   Other - net.....................................     2,895     (1,491)
                                                        4,118      1,328
Income Before Interest Charges.....................   108,390    109,706

Interest Charges
   Long-term debt..................................    53,433     52,803
   Short-term debt and other.......................     5,586      5,746
   Allowance for borrowed funds used during
      construction and interest capitalized........    (2,516)    (2,486)
                                                       56,503     56,063
Net Income.........................................    51,887     53,643

Dividends on Preferred Stock.......................     6,942      6,942
Earnings Available to PP&L Resources, Inc.  .......   $44,945    $46,701

(a)  Restated to reflect the retroactive dividend of Power Markets Development
     Company (PMDC) to Resources, as described in Financial Note 2 to the financial statements.
See accompanying Financial Notes.

PENNSYLVANIA POWER & LIGHT COMPANY
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
(Thousands of Dollars)
                                                          Six Months
                                                        Ended June 30,
                                                      1995      1994(a)
Operating Revenues  ...............................$1,336,698 $1,409,672

Operating Expenses
   Operation
      Fuel.........................................   200,587    247,348
      Power purchases..............................   147,898    155,849
      Other........................................   243,309    246,614
   Maintenance.....................................    85,167     90,430
   Depreciation....................................   154,887    144,221
   Amortized depreciation..........................    19,877     13,129
   Income taxes....................................   117,943    128,108
   Taxes, other than income........................   101,331    106,289
                                                    1,070,999  1,131,988
Operating Income ..................................   265,699    277,684

Other Income and (Deductions)
   Allowance for equity funds used during
      construction.................................     4,004      2,552
   Income tax credits (expense)....................      (409)     2,533
   Other - net.....................................     3,674     (2,843)
                                                        7,269      2,242
Income Before Interest Charges.....................   272,968    279,926

Interest Charges
   Long-term debt..................................   108,213    107,379
   Short-term debt and other.......................     9,385      9,170
   Allowance for borrowed funds used during
      construction and interest capitalized........    (4,724)    (3,900)
                                                      112,874    112,649
Net Income.........................................   160,094    167,277

Dividends on Preferred Stock.......................    13,884     14,520
Earnings Available to PP&L Resources, Inc. ........  $146,210   $152,757

(a)  Restated to reflect the retroactive dividend of Power Markets Development
     Company (PMDC) to Resources, as described in Financial Note 2 to the financial statements.
See accompanying Financial Notes.

PENNSYLVANIA POWER & LIGHT COMPANY
CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)
                                                        June 30,  December 31,
                                                          1995      1994(a)
                        ASSETS
Property, Plant and Equipment
   Electric utility plant in service.................. $9,486,796  $9,306,519
     Accumulated depreciation......................... (2,987,074) (2,871,129)
     Deferred depreciation............................    236,274     256,021
                                                        6,735,996   6,691,411
   Construction work in progress......................    181,098     211,288
   Nuclear fuel owned and leased - net
     of amortization..................................    149,603     143,591
   Other leased property - net of amortization .......     83,505      80,385
     Electric utility plant - net.....................  7,150,202   7,126,675

   Other property - net of depreciation,
     amortization and depletion.......................     64,851      67,850
                                                        7,215,053   7,194,525
Investments
   Associated company - at equity.....................     17,121      17,088
   Nuclear plant decommissioning trust fund ..........     99,482      87,490
   Financial investments..............................    121,651     118,115
   Other - at cost or less............................     11,965       8,654
                                                          250,219     231,347
Current Assets
   Cash and cash equivalents..........................      7,220       9,109
   Marketable securities..............................     50,733      52,544
   Accounts receivable, less reserve
     Customers........................................    186,288     189,771
     Interconnection..................................      5,554       1,610
     Other............................................     12,959      12,390
   Unbilled revenues..................................     61,006      88,668
   Fuel (coal and oil) - at average cost..............    116,590     125,545
   Materials and supplies - at average cost...........    124,430     123,630
   Prepayments........................................     69,781      11,015
   Deferred income taxes..............................     33,761      27,524
   Other..............................................     20,697      26,916
                                                          689,019     668,722
Deferred Debits
   Utility plant carrying charges - net
     of amortization..................................     22,616      23,142
   Reacquired debt costs..............................    117,273     113,466
   Assessment for decommissioning uranium
     enrichment facilities............................     32,178      33,492
   Retired miners' health care benefits...............     13,926      14,536
   Taxes recoverable through future rates.............  1,000,524     986,292
   Other..............................................     59,452      55,160
                                                        1,245,969   1,226,088
                                                       $9,400,260  $9,320,682

(a)  Restated to reflect the retroactive dividend of Power Markets Development
     Company (PMDC) to Resources, as described in Financial Note 2 to the financial statements.
See accompanying Financial Notes.

PENNSYLVANIA POWER & LIGHT COMPANY
CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)
                                                         June 30,  December 31,
                                                           1995      1994(a)
                      LIABILITIES
Capitalization
   Common equity
     Common stock...................................... $1,476,048  $1,440,527
     Additional paid-in capital .......................      3,176
     Earnings reinvested...............................    988,367     973,230
     Capital stock expense and other ..................     (8,018)    (10,112)
                                                         2,459,573   2,403,645
   Preferred stock
     With sinking fund requirements....................    295,000     295,000
     Without sinking fund requirements.................    171,375     171,375

   Long-term debt......................................  2,826,521   2,940,750
                                                         5,752,469   5,810,770

Current Liabilities
   Commercial paper....................................    215,000      64,000
   Bank loans..........................................     12,888      10,168
   Long-term debt due within one year..................     30,000          39
   Capital lease obligations due within one year.......     80,197      73,682
   Accounts payable....................................    106,012     145,723
   Taxes accrued.......................................     35,742      46,907
   Interest accrued....................................     64,353      63,958
   Dividends payable...................................     72,685      71,710
   Other...............................................     86,149     101,924
                                                           703,026     578,111

Deferred Credits and Other Noncurrent Liabilities
   Deferred investment tax credits.....................    224,657     230,064
   Deferred income taxes...............................  2,055,528   2,046,869
   Capital lease obligations...........................    152,562     151,083
   Unamortized cost of power plant spare parts.........     13,957      26,406
   Accrued nuclear plant decommissioning costs.........    101,789      89,713
   Accrued mine closing costs..........................     57,269      56,427
   Contract settlement proceeds to be credited
      to customers.....................................     27,337      32,931
   Accrued pension costs...............................    168,496     163,487
   Accrued assessment for decommissioning
      uranium enrichment facilities....................     28,895      28,895
   Accrued retired miners' health care benefits........     30,506      29,568
   Accrued postretirement benefits other than
     pensions and postemployment benefits..............     30,333      21,784
   Other...............................................     53,436      54,574
                                                         2,944,765   2,931,801

Commitments and Contingent Liabilities
   (See Note 9)...............................................

                                                        $9,400,260  $9,320,682



(a)  Restated to reflect the retroactive dividend of Power Markets Development
     Company (PMDC) to Resources, as described in Financial Note 2 to the financial statements.
See accompanying Financial Notes.

PENNSYLVANIA POWER & LIGHT COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
                                                                            Six Months
                                                                          Ended June 30,
                                                                        1995      1994(a)
Cash Flows From Operating Activities
 Net income.........................................................   $160,094    $167,277
 Adjustments to reconcile net income to net cash
  provided by operating activities
    Depreciation....................................................    175,848     158,486
    Amortization of property under capital leases...................     40,055      36,381
    Amortization of contract settlement proceeds and
     deferred cost of power plant spare parts.......................    (19,122)    (19,389)
    Deferred income taxes and investment tax credits................    (18,371)     (8,246)
    Equity component of AFUDC.......................................     (4,004)     (2,552)
    Change in current assets and current liabilities
          Accounts receivable.......................................     (1,030)    (23,790)
          Unbilled and refundable electric revenues.................     28,193      14,141
          Fuel inventories..........................................      8,955     (19,096)
          Materials and supplies....................................       (800)      1,867
          Prepayments ..............................................    (58,766)    (54,920)
          Accounts payable..........................................    (39,711)    (37,568)
          Accrued interest and taxes................................    (10,770)    (33,891)
          Other.....................................................     (8,912)     11,573
    Other operating activities - net................................     15,541      26,482
       Net cash provided by operating activities....................    267,200     216,755

Cash Flows From Investing Activities
 Property, plant and equipment expenditures.........................   (222,380)   (235,119)
 Proceeds from sales of nuclear fuel to trust.......................     32,382      12,892
 Purchases of available-for-sale securities.........................    (53,656)    (12,765)
 Sales and maturities of available-for-sale securities..............     55,124      13,265
 Other financial investments........................................      1,407         273
 Other investing activities - net...................................      2,473      16,184
       Net cash used in investing activities........................   (184,650)   (205,270)

Cash Flows From Financing Activities
 Issuance of long-term debt.................................................        603,250
 Issuance of common stock and capital contribution from parent .....     38,697      21,776
 Issuance of preferred stock....................................................     80,000
 Reduction of long-term debt........................................    (85,250)   (521,850)
 Retirement of preferred stock..................................................   (120,000)
 Payments on capital lease obligations..............................    (40,055)    (36,381)
 Dividends paid.....................................................   (143,981)   (141,396)
 Dividends for capitalization of PMDC ..........................................    (50,000)
 Net increase in short-term debt....................................    153,720     182,949
 Costs associated with issuance and retirement of securities........     (7,531)    (19,668)
 Other financing activities - net...................................        (39)        (39)
       Net cash used in financing activities........................    (84,439)     (1,359)

Net Increase(Decrease) In Cash and Cash Equivalents ................     (1,889)     10,126

Cash and Cash Equivalents at Beginning of Period ...................      9,109       8,271

Cash and Cash Equivalents at End of Period .........................     $7,220     $18,397

Supplemental Disclosures of Cash Flow Information
 Cash paid during the period for
  Interest (net of amount capitalized)..............................   $108,897     $95,660
  Income taxes......................................................   $128,498    $149,066

(a)  Restated to reflect the retroactive dividend of Power Markets Development
     Company (PMDC) to Resources, as described in Financial Note 2 to the financial statements.
See accompanying Financial Notes.

        PP&L Resources, Inc. and Pennsylvania Power & Light Company
                       Notes to Financial Statements


1.  Interim Financial Statements

	Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). These financial statements should be read in conjunction with the financial statements and notes thereto included in Pennsylvania Power & Light Company's Annual Report to the SEC on Form 10-K for the year ended December 31, 1994.

	Certain amounts in the June 30, 1994 financial statements have been reclassified to conform to the presentation in the June 30, 1995 statements.


2.  Holding Company Formed

	Effective April 27, 1995, PP&L Resources, Inc. (Resources), which had been a wholly owned subsidiary of Pennsylvania Power & Light Company
(PP&L), became the parent holding company of PP&L. As of the effective date, the holders of PP&L common stock became holders of Resources common stock and the stock certificates representing PP&L common stock now represent Resources common stock. Also effective April 27, 1995, Power Markets Development Company (PMDC), a subsidiary of PP&L, was transferred as a dividend in the amount of $50.9 million from PP&L to become a direct subsidiary of Resources. In the accompanying financial statements, for comparability purposes, the dividend of PMDC was reported retroactive to March 1994 when PMDC was formed as a subsidiary.

	PP&L's financial condition and results of operation are currently the principal factors affecting Resources' financial condition and results of operations. All nonutility operating transactions are included in "Other Income and (Deductions)--Other-net" in Resources' and PP&L's Consolidated Statements of Income.

3.  Rate Matters - PP&L

Base Rate Filing with the PUC

	In December 1994, PP&L filed a request with the Pennsylvania Public Utility Commission (PUC) for a $261 million increase in electric base rates, an 11.7% increase in PUC-jurisdictional rates. This is the first such request by PP&L in ten years.

	Several items included in the rate filing relate to the Susquehanna station. PP&L currently uses a modified sinking fund method of depreciation for property placed in service at Susquehanna prior to January 1989, which results in substantial increases in annual depreciation expense each year until 1999. At that time, annual depreciation expense is scheduled to decline by about $90 million to the amount that would have been recorded if a straight-line method of depreciation had been in effect since the in-service dates of the units. PP&L is seeking to levelize this depreciation expense at an annual amount of about $173 million over the period October 1995 through December 1998, which would eliminate the currently scheduled increases in depreciation during that time period.

	PP&L also is seeking recovery, over a ten-year period, of certain deferred operating and capital costs, net of energy savings, incurred from the time the Susquehanna units were placed in service until the effective dates of the rate increases for those units. These costs, which were deferred in accordance with PUC orders, total about $39 million including related deferred income taxes.

	When the PUC decided PP&L's last rate case in 1985, it determined that PP&L had excess generating capacity and disallowed a return on the common equity investment in Susquehanna Unit 2. PP&L's generating reserves have declined over the past ten years and are projected to be below the level considered excess by the PUC in 1985. Accordingly, the rate increase request also reflects a return on PP&L's common equity investment in Susquehanna Unit 2.

	Additionally, PP&L is requesting an $18 million annual increase in the amount it collects from customers for the estimated cost to decommission the Susquehanna station. This increase reflects a site-specific decommissioning study completed in late 1993 which indicates that PP&L's
90% share of the cost to decommission Susquehanna will be about $724 million, an amount substantially greater than the amount currently reflected in rates.

	PP&L also is requesting to collect about $45 million annually for the estimated cost of dismantling its fossil-fuel plants at the end of their expected useful lives.

	The rate request also seeks recovery of the full amount of retiree health care costs being recorded in accordance with Statement of Financial Accounting Standards (SFAS) 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," including the amount PP&L began to defer as of January 1993 pursuant to a PUC order but subsequently charged to expense due to a decision by the Commonwealth Court of Pennsylvania that reversed the PUC order. The charge to expense in 1994 amounted to $22.9 million, which included $10.8 million applicable to 1993.

	The filing also requests shortening the depreciation lives of certain coal-fired generating stations by up to twelve years and lengthening the depreciation lives of certain transmission, distribution and other property.

	PP&L is seeking recovery of the costs related to its voluntary early retirement program over a five-year period. The rate filing reflects an estimate of the savings from the early retirement program. To the extent that the PUC permits recovery of the cost of the program in rates, PP&L will record a credit to income to reverse the recoverable portion of the charge recorded in the fourth quarter of 1994 which, after income taxes, reduced net income by $43.4 million or 28 cents per share of common stock.

	PP&L also has proposed a method of recovering costs currently being billed to other utilities under Federal Energy Regulatory Commission tariffs pursuant to contractual arrangements for the sale of capacity and related energy to those utilities. These contracts begin to phase-out in 1996, and PP&L has proposed to recover the costs associated with the returning capacity through the Energy Cost Rate (ECR) included in PUC jurisdictional rates. Under the proposal, the ECR would be adjusted automatically each year as capacity is returned pursuant to the contracts. In this way, customer rates, through ECR billings, will reflect both the capital-related and operating costs associated with the returning capacity. PP&L's proposal provides for all the revenues associated with sales of any returning capacity or related energy to be flowed through the ECR for the benefit of customers.

	Various parties filed complaints against the rate increase, including the Office of Consumer Advocate (OCA), the PUC's Office of Trial Staff
(OTS) and a group of industrial customers. In January 1995, the PUC suspended the request pending an investigation and hearings.

	On July 31, 1995, the Administrative Law Judge (ALJ) assigned to the rate case issued his recommended decision. The ALJ recommended an overall increase of $61.7 million. The recommended decision includes the following proposed reductions in PP&L's request: (1) $88.7 million from a reduction in the requested return on common equity from 13% to 10.9%; (2) $33.6 million from a finding that PP&L has excess generating capacity resulting in a disallowance of a return on investment in 564 megawatts of system generating capacity; (3) $5.2 million from a reduction in PP&L's requested increase in Susquehanna decommissioning costs; (4) $2.1 million from a denial of PP&L's request to recover certain deferred operating and capital costs for Susquehanna Unit 1; (5) $45 million from a denial of PP&L's request to begin collecting now for the estimated cost of dismantling its fossil-fuel plants; and (6) $18.1 million from a denial of PP&L's request to shorten the depreciation lives of certain fossil plants. The recommended decision includes various other adjustments to the requested increase.

	The ALJ recommended approval of PP&L's requests to levelize depreciation expense for the Susquehanna station, recover the full amount of retiree health care costs being recorded in accordance with SFAS 106 and recover the costs of its voluntary early retirement program. The ALJ also recommended denial of PP&L's request to recover through the ECR costs associated with capacity returning upon the phase-out of contract sales with other major electric utilities, but recommended approval of PP&L's alternative proposal to allow PP&L to retain the revenue from any sales made possible by such returning capacity.

	PP&L will file exceptions to the ALJ's recommendation with the PUC. A final PUC order is not expected until late September 1995. PP&L is unable to predict the outcome of this base rate proceeding.

Energy Cost Rate Issues

	In April 1994, the PUC reduced PP&L's 1994-95 ECR claim by approximately $15.7 million to reflect costs associated with replacement power during a portion of the period that Susquehanna Unit 1 was out of service for refueling and repairs. As a result of the PUC's action, PP&L recorded a charge against income in the first quarter of 1994 for the $15.7 million of unrecovered replacement power costs which reduced earnings by 6 cents per share of common stock.

	PP&L filed a complaint with the PUC objecting to the decision to exclude these replacement power costs from the 1994-95 ECR, and subsequently reached a settlement with the complainants and the OTS on this matter.

	The PUC approved the settlement agreement on February 24, 1995. As a result of this PUC action, PP&L in the first quarter of 1995 recorded a credit to income of $9.7 million which increased earnings by 4 cents per share of common stock.

	In March 1995, the PUC approved PP&L's 1995-96 ECR. That ECR, which is about $2.8 million lower than the previous ECR, reflects the recovery of the $9.7 million of previously disallowed replacement power costs.

Refund of State Tax Decrease

	In June 1994, legislation was enacted that decreased the Pennsylvania corporate net income tax rate from 12.25% to 11.99% retroactive to January
1, 1994, with further reductions to 10.99%, 10.75% and 9.99% in 1995, 1996 and 1997, respectively. In accordance with the terms of its tariffs, PP&L filed with the PUC a recomputation of its State Tax Adjustment Surcharge
(STAS) to reflect the decreases in state income taxes for 1994 and the first quarter of 1995. The STAS began in July 1994 and reduced customer bills through March 1995 by about $2.7 million. A revised STAS for the April 1995 through March 1996 period went into effect in April 1995 and was expected to reduce customer bills through March 1996 by about $9.2 million. However, in June 1995, legislation was enacted that decreased the Pennsylvania corporate net income tax rate from 10.99% to 9.99% retroactive to January 1, 1995. On July 7, 1995, PP&L filed with the PUC a recomputation of its STAS to reflect this new decrease in the state income taxes. The effect of the reduction in state income taxes is expected to reduce customer bills through March 1996 by about $16.6 million rather than the $9.2 million previously filed. The change in the Pennsylvania corporate net income tax rate will have no effect on PP&L's net income.


4.  Sales to Other Major Electric Utilities - PP&L

	PP&L provides Atlantic City Electric Company (Atlantic) with 125,000 kilowatts of capacity (summer rating) and related energy from its wholly owned coal-fired stations. The agreement with Atlantic originally provided for sales to continue through September 2000.

	On March 20, 1995, Atlantic notified PP&L that it will terminate the agreement on March 20, 1998, pursuant to termination provisions in the agreement. PP&L expects to be able to resell the capacity and energy at prices approximately equal to that received from Atlantic. The agreement's termination is not expected to have a material impact on PP&L's revenues or net income. In 1994, PP&L received about $23.1 million in revenues from this agreement.

	PP&L provides Jersey Central Power and Light Company (JCP&L) with 945,000 kilowatts of capacity and related energy from all of its generating units. Sales to JCP&L will continue at the 945,000 kilowatt level through 1995, with the amount then declining uniformly each year until the end of the agreement on December 31, 1999. On April 6, 1995, PP&L entered into a new agreement with JCP&L whereby PP&L will provide JCP&L increasing amounts of installed capacity credits and energy from all of its generating units. Sales to JCP&L under this agreement will begin in June 1997 and will continue through May 2004. Under this agreement, PP&L will provide JCP&L 150,000 kilowatts of capacity credits and energy from June 1997 through May 1998, 200,000 kilowatts from June 1998 through May 1999 and 300,000 kilowatts from June 1999 through May 2004. Sales to JCP&L under the initial contract are at a price equal to PP&L's cost of providing service, including a return on PP&L's investment in generating capacity. Sales under the new agreement will be priced based on a predetermined demand factor that escalates over time plus an energy component based on PP&L's actual energy-related costs. This agreement with JCP&L must be approved by the Federal Energy Regulatory Commission and the New Jersey Board of Public Utilities.


5.  Financing Activity - Resources/PP&L

	As a result of corporate restructuring, as of April 27, 1995, PP&L's 157,300,382 shares of outstanding common stock became Resources' common stock. During the second quarter of 1995, 993,666 shares ($19.2 million) were issued through the Dividend Reinvestment Plan (DRIP). At June 30, 1995, Resources had 390,000,000 shares of authorized common stock, $.01 par value, of which 157,470,417 shares were outstanding. In July 1995, Resources issued an additional 812,492 shares of common stock ($15.8 million) through the DRIP.

	In the second quarter of 1995, PP&L acquired in the open market $35.0 million of its First Mortgage Bonds, 9-1/4% Series due 2019, and $50.25 million of its First Mortgage Bonds, 9-3/8% Series due 2021. PP&L intends to retire the bonds within the coming year. The acquisition of these bonds reduced long-term debt outstanding on the Consolidated Balance Sheets of Resources and PP&L.

	In August, PP&L issued $55 million of First Mortgage Bonds, 6.15% Pollution Control Bonds Series K due 2029, to provide for the refunding of the Series G Bonds on September 1, 1995.


6.  Credit Arrangements - PP&L

	PP&L issues commercial paper and, from time to time, borrows from banks to provide short-term funds required for general corporate purposes. In addition, certain subsidiaries also borrow from banks to obtain short-term funds. Bank borrowings generally bear interest at rates negotiated at the time of the borrowing. PP&L's weighted average interest rate on short-term borrowings was 6.1% at June 30, 1995.

	PP&L has credit arrangements with banks that produce a total of $295 million of lines of credit to provide back-up for PP&L's commercial paper and short-term borrowings of certain subsidiaries. No borrowings were outstanding at June 30, 1995 under these credit arrangements.

	PP&L leases its nuclear fuel from a trust funded by sales of commercial paper. The maximum financing capacity of the trust under existing credit arrangements is $200 million.

7.  Workforce Reductions - PP&L

	As part of its continuing effort to reduce costs, PP&L offered a voluntary severance program to employees who are members of the bargaining unit. Under the program, bargaining unit employees had until July 7, 1995 to request voluntary severance. Seventy-five employees requested and were granted severance under this program, at a total cost of $6.1 million, or 2 cents per share of common stock. No amounts under this plan were accruable at June 30, 1995. PP&L will record the cost of this program as a charge against income in the third quarter of 1995. Employees requesting severance under this program were given a lump sum payment based upon the employee's years of service. Additionally, employees requesting severance who were age 55 or older by July 31, 1995 also received supplemental monthly payments and no reduction in retirement benefits for age. Annual savings in operating expenses associated with this program are estimated to be approximately $4 million.

	PP&L continues its ongoing re-engineering and cost reduction efforts, which are expected to impact the size of PP&L's workforce. Although no specific targets have been set, PP&L currently expects that the present level of 6,883 full time employees may decline to 6,000 or fewer employees over the next three years. PP&L expects additional costs and savings, in amounts that are not currently determinable, as a result of future workforce reductions.


8.  New Accounting Standard - PP&L

	In March 1995, the Financial Accounting Standards Board adopted SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement requires a company to review certain assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an asset is determined to be impaired, an impairment loss is recognized. SFAS 121 is effective for financial statements for fiscal years beginning after December 15, 1995.

	PP&L is currently reviewing the provisions of SFAS 121, but does not expect the adoption of SFAS 121 to have a material effect on its net income.


9.  Commitments and Contingent Liabilities - PP&L

	There have been no material changes related to PP&L's commitments and contingent liabilities since PP&L filed its 1994 Form 10-K, except for the discussion below regarding the denial of plaintiff's motion for class certification in the Fuel Oil Dealers' Litigation.

	For discussion pertaining to PP&L's financing matters, see Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "Financial Condition - Financing Programs."

Nuclear Operations

	PP&L is a member of certain insurance programs which provide coverage for property damage to members' nuclear generating stations. Facilities at the Susquehanna station are insured against property damage losses up to $3.6 billion under these programs. PP&L is also a member of an insurance program which provides insurance coverage for the cost of replacement power during prolonged outages of nuclear units caused by certain specified conditions. Under the property and replacement power insurance programs, PP&L could be assessed retrospective premiums in the event of the insurers' adverse loss experience. The maximum amount PP&L could be assessed under these programs at June 30, 1995 was about $41.9 million.

	Nuclear Regulatory Commission regulations require that in the event of an accident, where the estimated cost of stabilization and decontamination exceeds $100 million, proceeds of property damage insurance be segregated and used, first, to place and maintain the reactor in a safe and stable condition and, second, to complete required decontamination operations before any insurance proceeds would be made available to PP&L or the trustee under the Mortgage. PP&L's on-site property damage insurance policies for the Susquehanna station conform to these regulations.

	PP&L's public liability for claims resulting from a nuclear incident at the Susquehanna station is limited to about $8.9 billion under provisions of The Price Anderson Amendments Act of 1988 (the Act). PP&L is protected against this liability by a combination of commercial insurance and an industry assessment program. A utility's liability under the assessment program will be indexed not less than once during each five-year period for inflation and will be subject to an additional surcharge of 5% in the event the total amount of public claims and costs exceeds the basic assessment. In the event of a nuclear incident at any of the reactors covered by the Act, PP&L could be assessed up to $151 million per incident, payable at a rate of $20 million per year, plus the additional 5% surcharge, if applicable.

Fuel Oil Dealers' Litigation

	In August 1991, a group of fuel oil dealers in PP&L's service area filed a complaint against PP&L in United States District Court for the Eastern District of Pennsylvania (District Court) alleging that certain of PP&L's marketing activities had violated and continue to violate the federal antitrust laws. The complaint requested judgment against PP&L for a sum in excess of $10 million for the alleged antitrust violations, treble the damages alleged to have been sustained by the plaintiffs. In addition, the complaint requested a permanent injunction against all activities found to be illegal.

	In April 1992, another fuel oil dealer in PP&L's service area filed a class action complaint against PP&L in the District Court alleging, as did the August 1991 complaint, that certain of PP&L's marketing activities had violated and continue to violate the federal antitrust laws. The complaint also alleged that PP&L engaged in a civil conspiracy and unfair competition in violation of Pennsylvania law.

	The plaintiff sought to represent as a class all fuel oil dealers in PP&L's service area. The complaint requested a permanent injunction against all activities found to be illegal and treble the damages alleged to have been sustained by the class. No specific damage amount was set forth in the complaint. This second antitrust complaint was consolidated with the August 1991 complaint for pre-trial purposes. In April 1995, the District Court denied plaintiff's motion for class certification.

	PP&L has been granted summary judgment on many of these claims. Still pending before the District Court are the plaintiffs' claims regarding
PP&L's alleged agreements with developers that their developments consist of only electrically heated units (all-electric agreements) and the state law claims related to such agreements.

	In addition, in June 1994 plaintiffs filed an amended complaint in District Court alleging that PP&L's former residential conversion program
- -- under which cash grants were offered to contractors and homeowners to convert from fossil fuel heating systems to electric systems -- also violated the federal antitrust laws.

	PP&L cannot predict the outcome of this litigation.

Environmental Matters

	The Federal Clean Air Act Amendments of 1990 deal, in part, with acid rain under Title IV, attainment of federal ambient ozone standards under Title I, and toxic air emissions under Title III. PP&L has complied with the Phase I acid rain provisions under Title IV. More stringent Phase II limits for sulfur dioxide reductions are required by January 2000. To meet these limits, PP&L may install flue gas desulfurization equipment (FGD) on up to 60% of its coal-fired generating capacity, purchase lower sulfur coal, and bank or trade emission allowances among its generating units or with other utilities to the extent permitted by the legislation. The exact mix of lower sulfur fuel, emission allowance purchases, sales or trades, and the amount and timing of FGD will be based on FGD installation costs, fuel cost and availability, and emission allowance prices.

	PP&L has met the requirements under Title I to install reasonably available control technology to reduce nitrogen oxide emissions. A further two-phase nitrogen oxides reduction from pre-Clean Air Act levels has been proposed for the area where PP&L's plants are located -- a 55% reduction by May 1999 and a 75% reduction by 2003 -- unless scientific studies to be completed by 1997 indicate a different reduction is appropriate. The reductions would be required during a five-month ozone season from May through September.

	In addition to acid rain and ambient ozone attainment provisions, the legislation requires the Environmental Protection Agency (EPA) to conduct a study of hazardous air emissions from power plants. EPA is also studying the health effects of fine particulates which are emitted from power plants and other sources. Adverse findings from either study could cause the EPA to mandate additional ultra high efficiency particulate removal baghouses or specialized flue gas scrubbing to remove certain vaporous trace metals and certain gaseous emissions.

	In addition to the "Capital Expenditure Requirements" shown on page 35 of PP&L's 1994 Form 10-K, PP&L currently estimates that additional capital expenditures and operating costs for environmental compliance will be incurred beyond 1997. Capital expenditures that may be required and the additional revenue required to recover these costs, based on 1994 revenues, are as follows:

                                 Capital Cost        Revenue
                                 ($ millions)      Requirement
Phase II acid rain
  1998-2005                        $300-500           3.0%
Nitrogen oxides and
ambient ozone by:
  1999                                80              0.5%
  2003                               150              1.3%
Hazardous air emissions by 2000      310              1.8%

	Collectively, these costs represent a potential capital exposure of up to $1.0 billion beyond 1997, as well as additional operating costs in amounts which are not now determinable but could be material.

	The Pennsylvania Air Pollution Control Act implements the Federal Clean Air Act Amendments of 1990. The state legislation essentially requires that new state air emission standards be no more stringent than federal standards. This legislation has no effect on PP&L's plans for compliance with the Federal Clean Air Act Amendments of 1990.

	The PUC's policy regarding the trading and usage of, and the ratemaking treatment for, emission allowances by Pennsylvania electric utilities provides, among other things, that the PUC will not require approval of specific transactions and the cost of allowances will be recognized as energy-related power production expenses and recoverable through the ECR.

	The Pennsylvania Department of Environmental Protection (DEP) (formerly the Department of Environmental Resources) regulations governing the handling and disposal of industrial (or residual) solid waste require PP&L to submit detailed information on waste generation, minimization and disposal practices. They also require PP&L to upgrade and repermit existing ash basins at all of its coal-fired generating stations by applying updated standards for waste disposal. Ash basins that cannot be repermitted are required to close by July 1997. Any groundwater contamination caused by the basins must also be addressed. Any new ash disposal facility must meet the rigid site and design standards set forth in the regulations. In addition, the siting of future facilities at PP&L facilities could be affected.

	To address the DEP regulations, PP&L is moving forward with its plan to install dry fly ash handling systems at the Brunner Island, Sunbury and Holtwood stations. PP&L, with siting assistance from a public advisory group, has chosen mine sites at which to use the dry fly ash from the Sunbury and Holtwood stations for reclamation. In addition, PP&L is exploring opportunities to beneficially use coal ash from Brunner Island in various roadway construction projects in the vicinity of the plant that may delay or preclude the need for a new disposal facility.

	Groundwater degradation related to fuel oil leakage from underground facilities and seepage from coal refuse disposal areas and coal storage piles has been identified at several PP&L generating stations. Many DEP requirements address these groundwater degradation issues. Remedial work
is substantially completed at two generating stations.   There is nothing
to indicate remedial work will be required at other PP&L generating stations.

	The DEP regulations to implement the toxic control provisions of the Federal Water Quality Act of 1987 and to advance Pennsylvania's toxic control program authorize the DEP to use both biomonitoring and a water quality based chemical-specific approach in the National Pollutant
Discharge Elimination System (NPDES) permits to control toxics. In 1993, PP&L received new NPDES permits for the Montour and Holtwood stations. The Montour permit contains very stringent limits for certain toxic metals and increased monitoring requirements. Toxic reduction studies are being conducted at Montour before the permit limits become effective. Additional water treatment facilities may be needed at Montour, depending on the results of the studies.

	At Holtwood, toxics are required to be monitored at the fly ash basin until its closure in 1997. PP&L has agreed to an implementation schedule for closure of this basin and for construction of a new dry fly ash handling system at Holtwood in lieu of NPDES permit limits at the fly ash basin. The closure of the Holtwood fly ash basin will require changes to the facility's existing waste water treatment system. Improvements and upgrades also are being planned for the Sunbury and Brunner Island waste water treatment systems to meet the anticipated NPDES permit requirements.

	In June 1995, the DEP ordered a PP&L subsidiary to abate seepage allegedly discharged from a mine formerly operated by that subsidiary. The subsidiary currently does not believe that it is responsible for this seepage and is contesting the DEP order. A consultant was hired to perform additional testing to determine the source of the seepage. If no direct connection exists between the mine water and the seepage, no abatement is required.

	Capital expenditures through 1997, to comply with the residual waste regulations, correct groundwater degradation at fossil-fueled generating stations and address waste water control at PP&L facilities, are included in the "Capital Expenditure Requirements" on page 35 of PP&L's 1994 Form 10-K. PP&L currently estimates that about $77 million of additional capital expenditures could be required beyond 1997. Actions taken to correct groundwater degradation, to comply with the DEP's regulations and to address waste water control are also expected to result in increased operating costs in amounts which are not now determinable but could be material.

	PP&L has signed a Consent Order with the DEP to address a number of sites where PP&L may be liable for remediation of contamination. This may include potential polychlorinated biphenyl contamination at certain of PP&L's substations and pole sites; potential contamination at a number of coal gas manufacturing facilities formerly owned and operated by PP&L; and oil or other contamination which may exist at some of PP&L's former generating facilities. As a current or past owner or operator of these sites, PP&L may be liable under the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (Superfund), or other laws for the costs associated with addressing any hazardous substances at these sites.

	These sites will be prioritized based upon a number of factors, including any potential human health or environmental risk posed by the site, the public's interest in the site, and PP&L's plans for the site. Under the Consent Order, PP&L will not be required by DEP to spend more than $5 million per year on investigation and remediation at those sites covered by the Consent Order.

	At June 30, 1995, PP&L had accrued $10.5 million, representing the amount PP&L can reasonably estimate it will have to spend to remediate sites involving the removal of hazardous or toxic substances including those covered by the Consent Order mentioned above. PP&L is involved in several other sites where it may be required, along with other parties, to contribute to such remediation. Some of these sites have been listed by the Environmental Protection Agency (EPA) under Superfund, and others may be candidates for listing at a future date. Future cleanup or remediation work at sites currently under review, or at sites currently unknown, may result in material additional operating costs which PP&L cannot estimate at this time. In addition, certain federal and state statutes, including Superfund and the Pennsylvania Hazardous Sites Cleanup Act, empower certain governmental agencies, such as the EPA and the DEP, to seek compensation from the responsible parties for the lost value of damaged natural resources. The EPA and the DEP may file such compensation claims against the parties, including PP&L, held responsible for cleanup of such sites. Such natural resource damage claims against PP&L could result in material additional liabilities.

	Concerns have been expressed by some members of the scientific community and others regarding the potential health effects of electric and magnetic fields (EMF). These fields are emitted by all devices carrying electricity, including electric transmission and distribution lines and substation equipment. Federal, state and local officials are focusing increased attention on this issue. PP&L is actively participating in the current research effort to determine whether or not EMF causes any human health problems and is taking steps to reduce EMF, where practical, in the design of new transmission and distribution facilities. PP&L is unable to predict what effect the EMF issue might have on PP&L operations and facilities and the associated cost.

	In complying with statutes, regulations and actions by regulatory bodies involving environmental matters, including the areas of water and air quality, hazardous and solid waste handling and disposal and toxic substances, PP&L may be required to modify, replace or cease operating certain of its facilities. PP&L may also incur material capital expenditures and operating expenses in amounts which are not now determinable.

        PP&L Resources, Inc. and Pennsylvania Power & Light Company

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations

	Effective April 27, 1995, PP&L Resources, Inc. (Resources), which had been a wholly owned subsidiary of Pennsylvania Power & Light Company
(PP&L), became the parent holding company of PP&L. As of the effective date, the holders of PP&L common stock became holders of Resources common stock and the stock certificates representing PP&L common stock now represent Resources common stock. Also effective April 27, 1995, Power Markets Development Company (PMD), a subsidiary of PP&L, became a direct subsidiary of Resources. In July 1995, Resources incorporated a new subsidiary, Spectrum Energy Services Corporation (Spectrum), to pursue unregulated business opportunities that are allied to the energy business.

	PP&L is the principal subsidiary of Resources and, as such, this discussion explains material changes in results of operations as reflected in both Resources' and PP&L's Consolidated Statements of Income and also focuses on recent trends and events affecting Resources' and PP&L's financial conditions. This discussion should be read in conjunction with the section entitled "Review of the Company's Financial Condition and Results of Operations" in PP&L's Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1994.


                           Results of Operations

	The following explains material changes in principal items on the Consolidated Statements of Income comparing the three months and six months ended June 30, 1995 to the comparable periods ended June 30, 1994.

	The Consolidated Statements of Income reflect the results of past operations and is not intended as any representation of the results of future operations. Future results of operations will necessarily be affected by various and diverse factors and developments. Because results for interim periods can be disproportionately influenced by various factors and developments and by seasonal variations, the results of operations for interim periods are not necessarily indicative of results or trends for the year.

Earnings - Resources

	For the six months ended June 30, 1995 and 1994, earnings per share of common stock were $0.93 and $1.00, respectively. Under normal weather conditions, earnings per share for the six month period ended June 30, 1995, would have been 6 cents higher and earnings per share for the comparable period in 1994 would have been 8 cents lower. Excluding weather and one-time adjustments, earnings per share were $0.95 and $1.02 for the six months ended June 30, 1995 and 1994, respectively. Of this reduction in earnings between the two periods, 6 cents per share is due to an increase in depreciation which reflects the annual increase associated with the method of depreciating the PP&L Susquehanna station and the depreciation of new property placed in service by PP&L.

	Earnings for the six months ended June 30, 1995 were affected by a one-time adjustment to income related to a settlement agreement for the recovery of previously disallowed replacement power costs in PP&L's 1994-95 Energy Cost Rate (ECR). This adjustment increased after-tax net income by $5.6 million, or 4 cents per share.

	For the six months ended June 30, 1994, PP&L recorded charges against income that, in the aggregate, adversely affected after-tax net income by about $15.1 million, or 10 cents per share, related to the write-off of certain deferred retiree benefit costs and the disallowance by the Pennsylvania Public Utility Commission (PUC) of the recovery of replacement power costs through the ECR.

	Earnings per share of common stock for the three months ended June 30, 1995 and 1994, were 28 and 31 cents, respectively. Under normal weather conditions, earnings per share for both periods would have been 1 cent higher. Excluding weather and one-time adjustments, earnings were 29 and 36 cents per share for the quarters ended June 30, 1995 and 1994, respectively. This decrease is partially due to the annual increase in depreciation expense associated with the method of depreciating the PP&L Susquehanna station and the depreciation of new property placed in service by PP&L.

	Earnings for the three months ended June 30, 1994 were adversely affected by an after-tax charge to net income of $6.2 million, or 4 cents per share, due to the write-off of certain deferred retiree benefit costs.

Electric Energy Sales - PP&L

	System, or service area, sales were approximately 16.5 billion kwh for the six months ended June 30, 1995, a decrease of 397 million kwh, or 2.3%, from the comparable period in 1994. Mild weather in the first quarter of 1995, compared to extreme cold weather in the first quarter of 1994, was the primary reason for the decrease in system sales. Sales in all major customer categories, with the exception of industrial customers, were lower in the first six months of 1995 than in the first six months of 1994. Industrial sales, which are not affected by weather conditions, increased in each of the first two quarters of 1995 and each quarter of 1994.
Industrial sales are an important indicator of the economic health of PP&L's service area.

	System sales for the three months ended June 30, 1995 were approximately 7.6 billion kwh, an increase of 191 million, or 2.6%, over the three months ended June 30, 1994. Sales for the second quarter of 1995 to residential, commercial, and industrial customers increased 0.9%, 3.0%, and 5.1%, respectively, over the comparable period in 1994.

	PP&L currently anticipates weather-normalized system sales of approximately 32.5 billion kwh for 1995. This represents an increase of 419 million kwh, or 1.3%, over 1994 weather-normalized sales. Weather-normalized system sales totaled 16.8 billion kwh for the six months ended June 30, 1995. This represents an increase of 336 million kwh, or 2.0%, over the same period in 1994.

	Contractual sales to other major utilities were 3.5 billion kwh for the first six months of 1995, or 19.3% higher than the first six months of 1994. This was primarily due to an increase in direct two-party sales to other utilities versus sales to the Pennsylvania-New Jersey-Maryland Interconnection Association (PJM). See Financial Note 4 for a discussion on future changes to PP&L's long-term contracts with other major utilities.

	Sales to the PJM for the six months ending June 30, 1995, were 985 million kwh, or 4.7% over the comparable period in 1994. However, sales to PJM for the three months ended June 30, 1995, were 147 million kwh, or 29.4%, lower than that recorded in the comparable period in 1994. This decrease was mainly the result of an increase in direct two-party sales to PJM companies rather than sales to the PJM.

Rate Matters - PP&L

	In December 1994, PP&L filed a request with the PUC for a $261 million increase in electric base rates, an 11.7% increase in PUC-jurisdictional rates. In January 1995, the PUC suspended the request pending investigation and hearings. On July 31, 1995, the Administrative Law Judge
(ALJ) recommended an increase in rates of $61.7 million. PP&L will file exceptions to the ALJ's recommendation with the PUC. A final PUC order is not expected until late September 1995. PP&L is unable to predict the outcome of this base rate proceeding.

	Since PP&L's last base case decision in 1985, the average price of electricity for all customers has gone up less than one-half of one percent due primarily to changes in energy costs (associated principally with fuel costs and the purchase of output from non-utility generators). Even if PP&L is granted the full amount of the proposed increase, the price its customers pay for electricity will have increased at a rate considerably below the rate of inflation since 1985.

	See Financial Note 3 for detailed information about PP&L's base rate filing with the PUC as well as information about other rate matters.

Operating Revenues - PP&L

	Total operating revenues for the six months ended June 30, 1995, decreased $73.0 million, or 5.2%, from the comparable period in 1994. This decrease was primarily due to an $87 million decrease in revenues from system sales as a result of milder weather in the first quarter of 1995 compared to the extreme cold weather in the first quarter of 1994, lower energy revenues and a reduction in the Pennsylvania corporate net income tax rate from 11.99% in 1994 to 9.99% in 1995. This decrease was partially offset by a $25.4 million increase in accrued revenues to be billed to customers through the ECR due to replacement power costs, which was the result of a $15.7 million decrease in revenues in March 1994 for unrecovered replacement power costs and a $9.7 million increase in revenues in February 1995 as a result of the partial recovery of these replacement power costs. See Financial Note 3 for more details on "Rate Matters".

	Operating revenues for the three months ended June 30, 1995, decreased $31.0 million, or 4.8%, from the comparable period in 1994. System sales accounted for $17.5 million of the decrease. This was a combination of lower energy revenues for the three months ended June 30, 1995, and a decrease in revenues of $7.0 million between the two periods, primarily the result of a decrease in the Pennsylvania corporate net income tax rate from 11.99% in 1994 to 9.99% in 1995. See Financial Note 3, "Rate Matters", for more details. Revenues from sales to the PJM decreased by $7.9 million.
This decrease was primarily a result of PP&L increasing direct two-party sales to PJM companies rather than sales to the PJM.


Fuel Expense - PP&L

	Fuel expense for the six months ended June 30, 1995 decreased by $46.8 million from the comparable period in 1994. Total generation for the two periods was essentially unchanged, primarily due to milder weather offset by higher system sales in the first quarter of 1995. However, fuel costs decreased due to higher nuclear generation and lower oil-fired generation as well as lower unit fuel costs for nuclear generation.

	Fuel expense for the three months ended June 30, 1995 decreased by $15.9 million from the comparable period in 1994. While total generation for the two periods was essentially unchanged, fuel costs decreased due to higher nuclear generation -- resulting from a shorter refueling outage and better performing units in 1995 -- lower unit fuel costs for nuclear generation, and lower oil-fired generation.

Other Operation, Maintenance and Depreciation Expenses - PP&L

	For the three months ended June 30, 1995, other operating expense decreased $12.0 million, or 8.9%, from the comparable period in 1994. This decrease was primarily due to a Commonwealth Court of Pennsylvania decision that reversed a PUC order and ruled that PP&L could not defer the increase in retiree benefits costs arising from the adoption of Statement of Financial Accounting Standards 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". As a result, in May 1994 PP&L charged to expense $16.0 million of deferred retiree benefits costs (of which $10.8 million were previously deferred in 1993).

	Maintenance expense decreased $5.3 million, or 5.8%, for the six months ended June 30, 1995 from the comparable period in 1994. This is primarily due to PP&L's initiatives to reduce maintenance costs and to achieve longer operating cycles at selected fossil plants.

	Depreciation expense increased $8.7 million and $17.4 million, respectively, for the three and six months ended June 30, 1995, compared to the same period in 1994. Higher depreciation expense reflects the annual increase associated with the method of depreciating the Susquehanna station and the depreciation of new property placed in service by PP&L.

Income Taxes

	Income tax expense decreased by $7.9 million, or 6.3%, for the six months ended June 30, 1995, from the comparable period in 1994. This was primarily due to the decrease in the Pennsylvania corporate net income tax rate from 11.99% to 9.99%.

	For a discussion on the State Tax Adjustment Surcharge see Financial
Note 3.



Financial Condition

Financing Programs - Resources/PP&L

	The 1995 financing plans for Resources and PP&L provided for a public offering of $100 million common stock and the issuance of $80 million common stock under the Dividend Reinvestment Plan (DRIP). These plans also provided for the refunding of $55 million of First Mortgage Bonds, 9-3/8% Pollution Control Bonds Series G due 2015.

	From January through July 1995, Resources obtained $54.5 million of common equity through DRIP. In August, PP&L issued $55 million of First Mortgage Bonds, 6.15% Pollution Control Bonds Series K due 2029, to provide for the refunding of the Series G Bonds on September 1, 1995.

	In addition, PP&L plans to issue up to $250 million of First Mortgage Bonds in 1995 with the exact amount of such sale to be determined after Resources completes its evaluation of whether to proceed with the public offering of common stock discussed above. The proceeds from the sale of the First Mortgage Bonds and the offering of common stock, if completed, will be used to reduce short-term debt, a portion of which was used to acquire $85.25 million principal amount of First Mortgage Bonds on the open market.

	PP&L also anticipates the issuance of $116 million of unsecured notes later in 1995 or early 1996 and the redemption in 1996 of $115 million of higher-cost Bonds through the maintenance and replacement fund provisions of the mortgage.

	PP&L's ability to issue securities during the 1995-1997 period is not expected to be limited by earnings or other issuance tests. To enhance financing flexibility, a $250 million revolving credit arrangement is maintained with a group of banks and is used principally as a back-up for PP&L's commercial paper, and $45 million in credit arrangements are maintained with a group of banks to provide back-up for PP&L's commercial paper and short-term borrowings of certain subsidiaries. No borrowings were outstanding at June 30, 1995 under these arrangements.

Dividends - Resources

	The amount of Resources' earnings and dividends will be affected by the manner in which PP&L is regulated by the PUC, including the results of the recently pending rate case. As a practical matter, the ability of Resources to pay dividends will be governed by the ability of Resources' operating subsidiaries, in particular PP&L, to pay dividends to Resources. In the future, dividends from subsidiaries other than PP&L may also be a source of funds for dividend payments by Resources. While the Resources' Board of Directors has no current intention to change the existing dividend policy on Resources' common stock, the rate and timing of future dividends will depend upon the future earnings and financial condition of Resources and PP&L, and upon other relevant factors affecting Resources' dividend policy which are not presently determinable. In addition to internally generated funds, Resources and its subsidiaries may be required to raise capital from both the debt and equity markets. Should Resources be limited in its ability to market issues of common stock, this could affect Resources' ability to make equity contributions to PP&L, which in turn could affect the availability and cost of debt and senior equity financing by PP&L for capital expenditures and construction.

Financial Indicators - Resources

	The ratio of pre-tax income to interest charges was 3.2 and 3.4, respectively, for the six months ended June 30, 1995 and 1994. The annual per share dividend rate on common stock remained unchanged at $1.67 per share. The ratio of the market price to book value of common stock was 122% at June 30, 1995 compared with 121% at June 30, 1994.

Commitments and Contingent Liabilities - PP&L

	There have been no material changes related to PP&L's commitments and contingent liabilities since PP&L filed its 1994 Form 10-K, except for the discussion in Financial Note 9, "Commitments and Contingent Liabilities", regarding the denial of plaintiff's motion for class certification in the Fuel Oil Dealers' Litigation.

Increasing Competition

Regulatory Developments - PP&L

	In May 1994, the PUC ordered an investigation to examine the role of competition in Pennsylvania's electric utility industry. The investigation will allow the PUC to solicit input regarding the potential impact of competition on the state's electric utilities and their customers. The investigation, which will gather and analyze data at both the wholesale and retail levels of the electric utility industry, will be a paper proceeding. Interested parties have the opportunity to file written comments addressing the following specific topics: wheeling - issues and impact, consumer issues, safety and reliability, the impact of market structure changes and legal issues. PP&L has submitted comments in response to the PUC order.

	In March 1995, the Federal Energy Regulatory Commission (FERC) issued a major Notice of Proposed Rulemaking (NOPR) primarily dealing with open access to transmission lines and recovery of stranded costs. The NOPR would require all utilities to file open access tariffs available to all wholesale sellers and buyers of electricity. The tariffs must offer point-to-point and network services, as well as ancillary services. A utility would have to offer these services to all eligible customers on a basis comparable to the services the utility provides to itself. A utility must take service under its transmission access tariff for its own wholesale sales and purchases. The NOPR would not affect existing transmission agreements.

	The NOPR also provides that utilities are entitled to recover all "legitimate and verifiable stranded costs" incurred in rendering transmission services pursuant to their tariffs. The FERC proposes to provide recovery mechanisms for wholesale stranded costs, including stranded costs resulting from municipalization. The NOPR contains filing requirements for utilities to seek recovery of wholesale stranded costs. Wholesale contracts signed after July 11, 1994 must contain explicit provisions authorizing recovery of stranded costs. For contracts signed before this date, a utility may seek recovery if it can show that it had a reasonable expectation of continuing to serve the customer after the contract term and that it has made reasonable efforts to mitigate any stranded costs. PP&L's contracts with its 18 FERC wholesale customers were signed before July 11, 1994.

	The states have responsibility for adopting policies concerning recovery of stranded costs resulting from retail wheeling transactions. Under the NOPR, the FERC will assert jurisdiction over such costs only if the states lack authority to deal with stranded costs.

	Initial comments on the open access and stranded cost recovery portions of the NOPR are due by August 7, 1995. PP&L has filed its comments on the NOPR.

Restructuring - PP&L

	PP&L continues its ongoing re-engineering and cost reduction efforts, which are expected to impact the size of PP&L's workforce. Although no specific targets have been set, PP&L currently expects that the present level of 6,883 full time employees may decline to 6,000 or fewer employees over the next three years. PP&L expects additional costs and savings, in amounts that are not currently determinable, as a result of future workforce reductions.

	As a result of a PP&L offer, 75 bargaining unit employees elected voluntary severance. The voluntary severance program was part of PP&L's overall strategy to reduce costs and to match staffing with workload. See Financial Note 7 for a further discussion of this program.

New Markets - Resources

	One of Resources' strategic initiatives is to invest in power-related businesses outside of PP&L's service territory, both domestically and in foreign countries. To take advantage of these new business opportunities, PP&L formed a holding company structure, effective April 27, 1995, after receiving all necessary regulatory approvals and shareowner approval at PP&L's 1995 annual meeting. As a result of this restructuring, PP&L became a direct subsidiary of Resources.

	In March 1994, PP&L incorporated a new subsidiary, PMDC, and made an initial investment of $50 million in this new subsidiary. Effective April 27, 1995, PMDC became a direct subsidiary of Resources. PMDC exists to engage in unregulated business activities through investments in world-wide power markets. In July 1995, PMDC invested $10.1 million as part of a consortium that is part owner of an electric generating company in Bolivia.

	In July 1995, Resources formed another unregulated subsidiary, Spectrum, to pursue opportunities to offer energy-related products and services to PP&L's existing customers and to others beyond PP&L's service territory. Other subsidiaries may be formed to take advantage of new business opportunities.

                          PP&L RESOURCES, INC. AND
            PENNSYLVANIA POWER & LIGHT COMPANY AND SUBSIDIARIES

PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

	Reference is made to Note 3 to Financial Statements for information concerning rate matters.

	Reference is made to Note 9 to Financial Statements for information concerning two complaints filed against PP&L by fuel oil dealers alleging that its promotion of electric heat pumps and off-peak storage systems had violated and continues to violate the federal antitrust laws.

	On August 7, 1995, one of the nonutility generating companies from which PP&L purchases power under the Public Utility Regulatory Policies Act of 1978 (PURPA) brought suit against PP&L in the United States District Court for the Eastern District of Pennsylvania (District Court), alleging that between July 1994 and July 1995 PP&L improperly curtailed power purchases from the nonutility generator. The nonutility generator claims that such activity breached the power purchase agreement between the two parties and violated the federal antitrust laws, among other counts. The nonutility generator alleges that PP&L's actions resulted in loss of power sales revenue of $1.6 million and unquantified increased costs of operation. The nonutility generator is requesting compensatory and punitive damages, as well as treble damages for the alleged antitrust violations. PP&L cannot predict the outcome of this litigation.

	In March 1993, the U.S. Environmental Protection Agency (EPA) filed a complaint under Section 107 of Superfund in District Court against PP&L and 10 unrelated parties to recover all past and future EPA costs of investigating and remediating the Heleva landfill site in Lehigh County, Pennsylvania. The EPA alleges it has spent approximately $10 million to date at this site. PP&L has filed an answer to the complaint denying liability based on the absence of evidence that PP&L sent any hazardous substances to the site. PP&L has settled this matter for a sum which is not material.

	In June 1995, the Pennsylvania Department of Environmental Protection
(DEP) ordered a PP&L subsidiary to abate seepage allegedly discharged from a mine formerly operated by that subsidiary. The subsidiary currently does not believe that it is responsible for this seepage and is contesting the DEP order. A consultant was hired to perform additional testing to determine the source of the seepage. If no direct connection exists between the mine water and the seepage, no abatement is required.

	In July 1995, PP&L and 19 other unrelated parties received an EPA order under Section 106 of Superfund requiring that certain remedial actions be taken at the Novak Landfill Superfund site in Lehigh County, Pennsylvania. The EPA had previously issued a Consent Decree to PP&L and several other parties, but no agreement on the Consent Decree was reached. PP&L, along with several other parties, intends to comply with the EPA order. The estimated cost of the EPA's selected remedy is $20 million. PP&L's share of these costs is not expected to be material. PP&L and several other parties are engaged in ongoing litigation against other parties that generated or transported substances disposed of at the site.

Item 2.  Changes in Securities

	Effective April 27, 1995, all outstanding common stock of PP&L was exchanged for and converted into the common stock of Resources.

Item 4.  Submission of Matters to a Vote of Security Holders

	At PP&L's Annual Meeting of Shareowners held on April 26, 1995, the shareowners:

	(1) Approved a corporate restructuring pursuant to an Agreement and Plan of Exchange whereby Resources became the parent holding company of PP&L. The vote was 104,502,081 in favor, and 4,229,750 against, with 2,222,546 abstaining;

	(2) Elected all five nominees for the office of director. The vote for all nominees was 123,163,507. The votes for individual nominees were as follows:

                                   Number of Votes

                               For       Withhold Authority

     Derek C. Hathaway     122,902,152       2,639,548
     Stuart Heydt          124,057,111       2,275,656
     Clifford I. Jones     122,845,400       2,659,347
     Robert Y. Kaufman     122,761,664       2,719,255
     Ruth Leventhal        123,072,306       2,564,835

	The vote to withhold authority for all nominees was 2,133,649;

	(3) Approved the Amended and Restated Directors Deferred Compensation Plan. The vote was 110,977,022 in favor, and 10,253,831 against, with 4,769,998 abstaining;

	(4) Approved the Amended and Restated Incentive Compensation Plan for officers and other key employees. The vote was 108,768,760 in favor, and 12,414,025 against, with 4,818,066 abstaining; and

	(5) Ratified the appointment of Price Waterhouse LLP as independent auditors of PP&L for the year ended December 31, 1995. The vote was 122,700,257 in favor, and 1,291,620 against, with 2,008,974 abstaining.

Item 6.  Exhibits

	(a)  Exhibits

	     27 - Financial Data Schedule

                                 SIGNATURE

	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiary.


                                    PP&L Resources, Inc.
                                        (Registrant)

                              Pennsylvania Power & Light Company
                                        (Registrant)





Date:  August 11, 1995               /s/ R. E. Hill
                                        R. E. Hill
                               Senior Vice President-Financial and
                                 Treasurer (PP&L Resources, Inc.)
                               Senior Vice President-Financial
                                 (Pennsylvania Power & Light Company)



                                      /s/ J. J. McCabe
                                         J. J. McCabe
                               Vice President & Controller (PP&L
                                 Resources, Inc. and Pennsylvania
                                 Power & Light Company)