Form 10-K405
period 1995-12-31
PP&L RESOURCES INC
filed 1996-03-01
CIK 922224

(PP&L LOGO
APPEARS HERE)
                              PP&L Resources, Inc.
                              Pennsylvania Power & Light Company












                                                      FORM 10 - K











                                                    Annual Report
                                                to the Securities
                                                     and Exchange
                                                       Commission






















                                               For the Year Ended
                                                December 31, 1995

                           UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.   20549

                              FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1995

                                 OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from _________ to ___________

Commission File Registrant;State of Incorporation; IRS Employer
Number          Address and Telephone Number       Identification No.

  1-11459        PP&L Resources, Inc.                23-2758192
                 (Exact name of Registrant as
                 specified in its charter)
                 (Pennsylvania)
                 Two North Ninth Street
                 Allentown, PA  18101
                 (610) 774-5151

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                 Name of each exchange on
                                        which registered

Common Stock              New York & Philadelphia Stock Exchanges

Securities registered pursuant to Section 12(g) of the Act:  None


Commission File Registrant;State of Incorporation; IRS Employer
Number          Address and Telephone Number       Identification No.

1-905            PENNSYLVANIA POWER & LIGHT COMPANY  23-0959590
                 (Exact name of Registrant as
                 specified in its charter)
                 (Pennsylvania)
                 Two North Ninth Street
                 Allentown, PA  18101
                 (610) 774-5151

Securities registered pursuant to Section 12(b) of the Act:

                                   Name of each exchange on
Title of each class                    which registered

Preferred Stock
  4-1/2%                  New York & Philadelphia Stock Exchanges
  3.35% Series            Philadelphia Stock Exchange
  4.40% Series            New York & Philadelphia Stock Exchanges
  4.60% Series            Philadelphia Stock Exchange


Securities registered pursuant to Section 12(g) of the Act:  None



	Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                 PP&L Resources, Inc.                [ X ]
                 Pennsylvania Power & Light Company  [ X ]

	Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

  PP&L Resources, Inc.                   Yes  X        No
  Pennsylvania Power & Light Company     Yes  X        No



The aggregate market value of the voting common stock held by non-affiliates of PP&L Resources, Inc. at January 31, 1996 was $4,100,165,025. PP&L Resources, Inc. held all 157,300,382 outstanding common shares, no par value,of Pennsylvania Power & Light Company. The aggregate market value of the voting preferred stock held by non-affiliates of Pennsylvania Power & Light Company at January 31, 1996 was $431,564,683.

The number of shares of PP&L Resources, Inc. Common Stock, $.01 par value, outstanding on January 31, 1996 was 160,006,440.

                    Documents incorporated by reference:

	Registrants have incorporated herein by reference certain sections of their 1996 Notices of Annual Meetings and Proxy Statements which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1995. Such Proxy Statements will provide the information required by Part III of this Report.

                           PP&L RESOURCES, INC.
                   PENNSYLVANIA POWER & LIGHT COMPANY

                       FORM 10-K ANNUAL REPORT TO
                 THE SECURITIES AND EXCHANGE COMMISSION
                  FOR THE YEAR ENDED DECEMBER 31, 1995

                             TABLE OF CONTENTS

	This combined Form 10-K is separately filed by PP&L Resources, Inc. and Pennsylvania Power & Light Company. Prior to the filing of the combined Form 10-Q for the quarter ended June 30, 1995, PP&L Resources, Inc. was not a reporting company for the purposes of the Securities Exchange Act of 1934 and Pennsylvania Power & Light Company filed its own separate reports
on Form    10-K.  Information contained herein relating to
Pennsylvania Power & Light Company is filed by PP&L Resources, Inc. and separately by Pennsylvania Power & Light Company on its own behalf. Pennsylvania Power & Light Company makes no representation as to information relating to PP&L Resources, Inc. or its subsidiaries, except as it may relate to Pennsylvania Power & Light Company.

Item                                                        Page
                                 PART I

  1.  Business                                               1

  2.  Properties                                             17

  3.  Legal Proceedings                                      17

  4.  Submission of Matters to a Vote of Security Holders    21

      Executive Officers of the Registrants                  22

                                 PART II

  5.  Market for the Registrants' Common Equity and Related
      Stockholder Matters                                    24

  6.  Selected Financial Data                                24

  7.  Management's Discussion and Analysis of Financial
      Condition and Results of Operations                    24

  8.  Financial Statements and Supplementary Data            25

  9.  Changes in and Disagreements with Accountants on
      Accounting and Financial Disclosure                    26

                                 PART III

 10.  Directors and Executive Officers of the Registrants    93

 11.  Executive Compensation                                 93

 12.  Security Ownership of Certain Beneficial
      Owners and Management                                  93

 13.  Certain Relationships and Related Transactions         94

                                 PART IV

 14.  Exhibits, Financial Statement Schedules, and
      Reports on Form 8-K                                    95

      Signatures                                             96

      Exhibit Index                                          97

      Computation of Ratio of Earnings to Fixed Charges     109

      Schedule of Property, Plant and Equipment             111

                                PART I

                           ITEM 1. BUSINESS

BACKGROUND

	PP&L is an operating electric utility, incorporated under the laws of the Commonwealth of Pennsylvania in 1920.

	To take advantage of new business opportunities, both domestically and in foreign countries, PP&L formed a holding company structure, effective April 27, 1995, after receiving all necessary regulatory approvals and shareowner approval at PP&L's 1995 annual meeting. As a result of this restructuring, PP&L became a direct subsidiary of Resources.

	In 1995, Resources also became the parent holding company of a new subsidiary, PMDC, which engages in unregulated business activities through investments in world-wide power markets. During 1995, PMDC invested $10.6 million as part of a consortium that is part owner of an electric generating company in Bolivia and committed to invest up to $10 million as a partner in a fund which will invest in Latin American generation, transmission and distribution businesses. PMDC also committed to invest up to $24 million as part of a consortium to develop an integrated gas, power and transmission facility in Peru. This project will be funded during 1996 and 1997.

	In July 1995, Resources formed another unregulated subsidiary, Spectrum, to pursue opportunities to offer energy-related products and services to PP&L's existing customers and to others outside of PP&L's service territory. Other subsidiaries may be formed to take advantage of new business opportunities.

	PP&L remains Resources' principal subsidiary (approximately 97% of consolidated assets as of December 31, 1995), and the financial condition and results of operation of PP&L are currently the principal factors affecting the financial condition and results of operations of Resources.

	The electric utility industry, including PP&L, has experienced and will continue to experience a significant increase in the level of competition in the energy supply market. The Energy Act amended the PUHCA to create a new class of independent power producers, and amended the Federal Power Act to provide open access to electric transmission systems for wholesale transactions. In response to this increased competition, several strategic initiatives have been put in place to improve financial performance and enhance PP&L's competitive position. See "Financial Condition" below for a discussion of these initiatives. PP&L has announced its support for full customer choice of their energy supplier for all customer classes. See "Increasing Competition" on page 41 for a discussion of pending PUC and FERC proceedings on industry competition and PP&L's involvement in those proceedings.


	PP&L is subject to regulation as a public utility by the PUC and is subject in certain of its activities to the jurisdiction of the FERC under Parts I, II and III of the Federal Power Act. Resources and PP&L have been exempted by the SEC from the provisions of PUHCA applicable to them as holding companies.

	PP&L is subject to the jurisdiction of the NRC in connection with the operation of the two nuclear-fueled generating units at PP&L's Susquehanna station. PP&L owns a 90% undivided interest in each of the Susquehanna units and Allegheny Electric Cooperative, Inc. owns a 10% undivided interest in each of those units.

	PP&L is also subject to the jurisdiction of certain federal, regional, state and local regulatory agencies with respect to air and water quality, land use and other environmental matters. The operations of PP&L are subject to the Occupational Safety and Health Act of 1970 and the coal cleaning and loading operations of a PP&L subsidiary are subject to the Federal Mine Safety and Health Act of 1977.

	PP&L serves approximately 1.2 million customers in a 10,000 square mile territory in 29 counties of central eastern Pennsylvania (see Map on page 16), with a population of approximately 2.6 million persons. This service area has 129 communities with populations over 5,000, the largest cities of which are Allentown, Bethlehem, Harrisburg, Hazleton, Lancaster, Scranton, Wilkes-Barre and Williamsport.

	During 1995, about 98% of total operating revenue was derived from electric energy sales, with 34% coming from residential customers, 29% from commercial customers, 20% from industrial customers, 12% from contractual sales to other major utilities, 2% from energy sales to members of the PJM and 3% from others.

	Wholly-owned subsidiary companies of PP&L principally are engaged in oil pipeline operations and passive financial investing.

	PP&L operates its generation and transmission facilities as part of the PJM. The PJM, one of the world's largest power pools, includes 11 companies serving about 21 million people in a 50,000 square mile territory covering all or part of Pennsylvania, New
Jersey, Maryland, Delaware, Virginia and Washington, D.C.

	In November 1995, all but one PJM company supported the plan that PJM presented to the FERC to increase competition in the region. The other company presented a separate plan. The PJM plan would offer to all generators and wholesale buyers of electricity a PJM Pool-wide energy market and open access to Pool-wide high-voltage transmission lines.

	The PJM plan contains a number of key components, including: 1) new Pool-wide transmission tariffs to provide open access, comparable service to all wholesale customers; 2) implementation of a regional energy market with price-based dispatch, open to all wholesale bulk power buyers and sellers; and 3) an Independent System Operator to administer Pool operations and transmission service, and to operate the regional energy market.

	The PJM plan is designed to further develop a truly competitive wholesale market with broader participation. The PJM companies propose to submit a comprehensive filing to the FERC for approval in May 1996, with implementation of the new structure by the end of 1996.


FINANCIAL CONDITION

	Earnings per share of Resources' common stock were $2.05 in 1995, $1.41 in 1994 and $2.07 in 1993. The following table highlights the major items that impacted earnings for each of the years:

                                     1995         1994        1993

Earnings per share - excluding
  workforce reduction
  programs and one-time
  adjustments                        $1.79        $2.02      $2.19

Workforce reduction programs:
  VERP                                0.24        (0.28)
  Other                              (0.12)

One-time adjustments:
  Postretirement benefits other
    than pensions                     0.10        (0.04)
  Disallowance-Susquehanna
    Unit No. 1 deferred costs        (0.13)
  ECR purchased power costs           0.04        (0.06)
  Gain/(loss) on subsidiary coal
    reserves                          0.12        (0.26)
  ECR settlement                                             (0.06)
  Rate reduction - FERC                                      (0.04)
  Other                               0.01         0.03      (0.02)

Earnings per share - reported        $2.05        $1.41      $2.07

	The decline in earnings excluding workforce reduction programs and one-time adjustments for 1995 was primarily due to increases in other operating costs, depreciation for the Susquehanna station and costs associated with the review of PECO's proposals to acquire Resources. The decline in earnings excluding workforce reduction programs and one-time adjustments for 1994 was primarily due to the increase in depreciation for the Susquehanna station and for postretirement benefits other than pensions.

	Resources earned a 12.81% return on average common equity during 1995, an increase from the 8.73% earned in 1994. The ratio of Resources' pre-tax income to interest charges increased from 2.7 in 1994 to 3.6 in 1995. The annual per share dividend rate on Resources' common stock remained unchanged at $1.67 per share. The book value per share of Resources' common stock increased 3.2% from $15.79 at the end of 1994 to $16.29 at the end of 1995. The ratio of the market price to book value of Resources' common stock was 153% at the end of 1995 compared with 120% at the end of 1994.

	PP&L system, or service area, sales were 32.7 billion kwh in 1995, an increase of 357 million kwh, or 1.1%, over 1994. This increase was primarily due to increased economic activity in central eastern Pennsylvania in 1995. If normal weather had been experienced in both 1995 and 1994, system sales for 1995 would have increased by about 529 million kwh, or 1.7%, over 1994.

	Actual sales to residential customers in 1995 decreased 144 million kwh, or 1.3%, from 1994, while actual sales to residential customers in 1994 increased 401 million kwh, or 3.6%, from 1993. The change in residential sales for both periods was primarily due to the extreme cold weather in early 1994. Under normal weather conditions in both 1995 and 1994, residential sales would have remained essentially unchanged.

	For the period 1992-1995, industrial sales have increased in each quarter as compared to the same quarter in the prior year.
Industrial sales are an important indicator of the economic health of PP&L's service area.

	On September 27, 1995, the PUC issued a final order with respect to the base rate case filed by PP&L on December 30, 1994. PP&L's request sought to increase PUC-jurisdictional revenues by $261.6 million, or about 11.7%. The PUC Decision in the rate case granted
PP&L a $107 million increase based on test year conditions. At the same time, PP&L's ECR was reduced by $22 million related to capacity credit sales resulting in a net increase of $85 million, or about
3.8%, in PUC-jurisdictional revenues effective September 28, 1995. A detailed discussion of the PUC Decision, along with other rate matters, is presented in Financial Note 3.

	With the completion of PP&L's base rate case, several key initiatives have been put in place to improve Resources' financial performance. These initiatives include:

	o A $671 million reduction in PP&L's construction expenditures over the five-year period 1996-2000, including reductions of $93 million and $220 million for 1996 and 1997, respectively. These reductions reflect, among other things, a decision to not install FGD at PP&L's Montour station;
	o A planned $50-$60 million (about 8%) reduction in PP&L's operation and maintenance costs from previously budgeted amounts by the year 2000;
	o Marketing and economic development activities to achieve an average compound annual growth rate of about 2% in sales to PP&L's service area customers through the year 2000; and
	o Except for common equity capital to be provided through sales of Resources' common stock under the DRIP and ESOP, Resources expects to meet all of PP&L's construction expenditures and debt maturities through internally generated funds during the five-year period 1996-2000.

	Resources believes that the PUC Decision, the above initiatives and the expected financial performance of PMDC and Spectrum will permit Resources to increase shareowner value, including growth in earnings per share and the dividend rate on Resources' common stock over the long term. Actual sales growth and improvement in earnings and financial performance will depend upon economic conditions, energy consumption, the impact of increasing competition in the electric utility industry, the effects of regulation, investment opportunities and performance and other factors. Additionally, PP&L remains committed to a corporate objective of keeping its prices as stable as possible and maintaining customer rates that compare favorably with those of neighboring utilities.


CAPITAL EXPENDITURE REQUIREMENTS AND FINANCING

	See "Financial Condition - Reduction in Capital Expenditure Requirements-PP&L" on page 35 for information concerning PP&L's estimated capital expenditure requirements for the years 1996-2000. See "Environmental Matters" on page 37 and Note 15 to Financial Statements for information concerning PP&L's estimate of the cost to comply with the federal clean air legislation enacted in 1990, to address groundwater degradation and waste water control at PP&L facilities and to comply with solid waste disposal regulations adopted by the DEP.

	PP&L anticipates the issuance of $116 million of unsecured notes in early 1996 in order to redeem higher-cost bonds through the maintenance and replacement fund provisions of PP&L's Mortgage.

	Resources will continue to obtain common equity capital through the DRIP and PP&L's ESOP. It is expected that the DRIP will be continued during the years 1996 and 1997, resulting in proceeds of about $70 million annually, and that the ESOP will be continued through 2000, with expected proceeds of about $8 million annually.

	Except for funds derived from sales of Resources' common stock, Resources expects that internally generated funds (after provision for dividends and capital lease payments) will be adequate to meet PP&L's capital requirements and $415 million of debt maturities for the years 1996-2000. PP&L has no preferred stock sinking fund requirements during 1996-2000.

	Additional outside financing, in amounts not currently determinable, or the liquidation of certain financial investments may be required over the next five years to finance investment opportunities in worldwide power projects by PMDC.

	Neither Resources' nor PP&L's ability to issue securities during the next three years is expected to be limited by earnings or other issuance tests.



POWER SUPPLY

	PP&L's system capacity (winter rating) at December 31, 1995 was as follows:
                                                        Net
                                                      Kilowatt
                Plant                                 Capacity
     Nuclear-fueled steam station
       Susquehanna                                  1,995,000 (a)
     Coal-fired steam stations
       Montour                                      1,525,000
       Brunner Island                               1,469,000
       Sunbury                                        389,000
       Martins Creek                                  300,000
       Keystone                                       210,000 (b)
       Conemaugh                                      194,000 (c)
       Holtwood                                        73,000
         Total coal-fired                           4,160,000
     Oil-fired steam station
       Martins Creek                                1,592,000
     Combustion turbines and diesels                  508,000
     Hydroelectric                                    146,000
         Total generating capacity                  8,401,000
     Firm purchases
       Hydroelectric                                  139,000 (d)
       Qualifying facilities                          474,000 (e)
         Total firm purchases                         613,000
     Total system capacity                          9,014,000
_____________________________
     (a)  PP&L's 90% undivided interest.
     (b)  PP&L's 12.34% undivided interest.
     (c)  PP&L's 11.39% undivided interest.
     (d)  From Safe Harbor Water Power Corporation.
     (e)  From non-utility generating companies.


	The system capacity shown in the preceding tabulation does not reflect: (i) sales of capacity and energy to Atlantic through March 1998; (ii) sales of capacity and energy to BG&E through 2001; (iii) sales of capacity and energy to JCP&L through 1999; or (iv) sales of capacity credits to GPU Service Corporation and BG&E for PJM installed capacity accounting purposes only, which capacity credit sales aggregated 454,000 kilowatts at December 31, 1995. Giving effect to the sales to Atlantic (129,000 kilowatts), BG&E (132,000 kilowatts) and JCP&L (945,000 kilowatts), PP&L's net system capacity at December 31, 1995 was 7,354,000 kilowatts.

	The capacity of generating units is based upon a number of factors, including the operating experience and physical condition of the units, and may be revised from time to time to reflect changed circumstances.

	During 1995, PP&L produced about 39.1 billion kwh in plants it owned. PP&L purchased 5.5 billion kwh under purchase agreements and received 0.9 billion kwh as power pool interchange. During the year, PP&L delivered about 2.4 billion kwh as pool interchange and about
1.7 billion kwh under purchase agreements.

	During 1995, 59.1% of the energy generated by PP&L's plants came from coal-fired stations, 35.9% from nuclear operations at the Susquehanna station, 2.7% from the Martins Creek oil-fired steam station and 2.3% from hydroelectric stations.

	The maximum one-hour demand recorded on PP&L's system is 6,607,000 kilowatts, which occurred on February 6, 1996. The maximum recorded one-hour summer demand is 6,021,000 kilowatts, which occurred on August 2, 1995. The peak demands do not include energy sold to Atlantic, BG&E or JCP&L.

	PP&L purchases energy from other utilities and FERC-certified power marketers (marketers) when it is economically desirable to do so. From time-to-time, PP&L purchases energy from systems outside the PJM on a daily, weekly or monthly basis, at advantageous prices. The amount of energy purchased depends on a number of factors, including cost and the import capability of the transmission network. When it has been economical to do so, PP&L has sold portions of its entitlement to use the bulk power transmission system to import energy from utilities outside the PJM.

	In 1995, the FERC accepted a PP&L wholesale generating services tariff (tariff). This tariff enables PP&L to sell to other utilities and marketers reservations of output from PP&L's generating units during certain periods, with the option to purchase energy from these units. As of the end of 1995, about 30 utilities and marketers have signed service agreements under the tariff. Typically, a reciprocal agreement will enable PP&L to purchase energy from these same utilities and marketers. Transactions under these agreements will continue to allow PP&L to make more efficient use of its generating resources, and provide benefits to customers of both PP&L and the other utilities.

	See Note 4 to Financial Statements for additional information concerning the sale of capacity and energy to Atlantic, BG&E and JCP&L, the sale of capacity credits (but not energy) to other electric utilities in the PJM and the sale of transmission entitlements and the reservation of output from the Martins Creek units. See "Rate Matters" on page 30 and Note 3 to Financial Statements for information concerning a settlement agreement between PP&L and ECR complainants with respect to capacity-related transactions.

	In addition to the 474,000 kilowatts of non-utility generation shown in the preceding tabulation, PP&L is purchasing about 3,000 kilowatts of output from various other non-utility generating companies. The payments made to non-utility generating companies, all of whose facilities are located in PP&L's service area, are recovered from customers through the ECR applicable to PUC-jurisdictional customers and base rate charges applicable to FERC-jurisdictional customers.

	The PJM companies had 56.5 million kilowatts of installed generating capacity at December 31, 1995, and transmission line connections with neighboring power pools have the capability of transferring an additional 4 to 5 million kilowatts between the PJM and neighboring power pools. Through December 31, 1995, the maximum one-hour demand recorded on the PJM was approximately 48.5 million kilowatts, which occurred on August 2, 1995. PP&L is also a party to the Mid-Atlantic Area Coordination Agreement, which provides for the coordinated planning of generation and transmission facilities by the companies included in the PJM.

	PP&L has begun converting the two oil-fired generating units at its Martins Creek steam electric station to burn both oil and natural gas. The DEP has approved a change to the station's air permit to allow the burning of either or both fuels. The current schedule is to complete conversion construction work and begin dual fuel operation by June 1996. Interstate Energy Company (IEC), a PP&L subsidiary, has received approval from the PUC to also transport natural gas through the existing oil pipeline to Martins Creek. Conversion of IEC's facilities has begun and the pipeline should be able to transport natural gas by June 1996. Another party, who opposed IEC's PUC application on the grounds that it had the sole authority to provide such gas service to PP&L, has appealed the PUC approval to the Commonwealth Court of PA. PP&L cannot predict the outcome of this proceeding.

FUEL SUPPLY

	Coal

	During 1995, PP&L's generating stations burned about 8.6 million tons of bituminous coal and about 1.0 million tons of anthracite and petroleum coke.

	During 1995, 75% of the coal delivered to PP&L's generating stations was purchased under contracts and 25% was obtained through open market purchases.

	The amount of bituminous coal carried in inventory at PP&L's generating stations varies from time to time depending on market conditions and plant operations. As of December 31, 1995, PP&L's bituminous coal supply was sufficient for about 26 days of operations.

	Contracts with non-affiliated coal producers provided PP&L with about 4.7 million tons of bituminous coal in 1995 and are expected to provide PP&L with about 5.0 million tons in both 1996 and 1997.

	The coal burned in PP&L's generating stations contains both organic and pyritic sulfur. Mechanical cleaning processes are utilized to reduce the pyritic sulfur content of the coal. The reduction of the pyritic sulfur content by either mechanical cleaning or blending has lowered the total sulfur content of the coal burned to levels which permit compliance with current sulfur dioxide emission regulations established by the DEP. For information concerning PP&L's plans to achieve compliance with the federal clean air legislation enacted in 1990, see "Environmental Matters" on page 37 and Note 15 to Financial Statements.

	PP&L owns a 12.34% undivided interest in the Keystone station and an 11.39% undivided interest in the Conemaugh station, both of which are generating stations located in western Pennsylvania. The owners of the Keystone station have a long-term contract with a coal supplier to provide at least two-thirds of that station's requirements through 1999 and declining amounts thereafter until the contract expires at the end of 2004. The balance of the Keystone station requirements are purchased in the open market. The coal supply requirements for the Conemaugh station are being met from several sources through a blend of long-term and short-term contracts and spot market purchases.

	At December 31, 1995, PP&L's inventory of anthracite was about
4.3 million tons. PP&L's requirements for petroleum coke and any additional anthracite that may be required over the remainder of the expected useful lives of PP&L's anthracite-fired generating stations are expected to be obtained by contract and market purchases.

	Nuclear

	The nuclear fuel cycle consists of the mining of uranium ore and its milling to produce uranium concentrates; the conversion of uranium concentrates to uranium hexafluoride; the enrichment of uranium hexafluoride; the fabrication of fuel assemblies; the utilization of the fuel assemblies in the reactor; the temporary storage of spent fuel; and the permanent disposal of spent fuel.

	PP&L has entered into uranium supply agreements that, together with options to extend, satisfy 100% of the uranium concentrate requirements for the Susquehanna units through 1997 and approximately 60% of the requirements for the period 1998-1999. Deliveries under these agreements are expected to provide sufficient quantities of uranium concentrates to permit Unit 1 to operate into the first quarter of 2000 and Unit 2 to operate into the first quarter of 1999.

	PP&L has entered into agreements that satisfy approximately 80% of its conversion requirements through 1997 and approximately 25% of the conversion requirements for the period 1998-1999.

	PP&L also has entered into agreements for other segments of the nuclear fuel cycle. Based upon the current operating plans for each of the Susquehanna units, the following tabulation shows the years through which contracts, including options to extend, could provide the indicated segments of the nuclear fuel cycle:

                      Enrichment          2014
                      Fabrication         2006

	PP&L has elected to cancel all or a portion of deliveries under its existing enrichment contract during the period 1999 through 2002, and plans to competitively bid those requirements on the open market. Additional arrangements will be necessary to satisfy the remaining fuel requirements of the Susquehanna units over their anticipated useful lives.

	PP&L estimates that there is sufficient storage capability in the spent fuel pools at Susquehanna to accommodate the fuel that is expected to be discharged through the year 1997. Federal law requires the federal government to provide for the permanent disposal of commercial spent nuclear fuel. Pursuant to the requirements of that law, DOE has initiated an analysis of a site in Nevada for a permanent nuclear waste repository. Progress on characterization of a proposed disposal facility has been slow, and the repository is not expected to be operational before 2010. Congress is considering new legislation designed to re-establish a schedule for the spent fuel disposal program. This legislation would authorize an above-ground interim storage facility, along with the permanent disposal facility, as part of an integrated disposal program. Even if this legislation is enacted and DOE is successful in building and operating the interim storage facility, it is unlikely that any spent fuel will be shipped from Susquehanna until well after the year 2000 because of the large volume of other utilities' spent fuel that is scheduled to be shipped before PP&L's spent fuel. Therefore, expansion of Susquehanna's spent fuel storage capability is necessary. To support this expansion, a contract was recently signed providing for the design and construction of a new spent fuel storage facility employing dry fuel storage technology at the Susquehanna plant. The facility will be modular so that additional storage capacity can be added as needed. PP&L currently estimates that construction of the facility will be completed in the spring of 1997.

	Federal law also provides that the costs of spent nuclear fuel disposal are the responsibility of the generators of such wastes.
PP&L includes in customer rates the fees charged by the DOE to fund the permanent disposal of spent nuclear fuel.

	For a discussion of the assessment on PP&L pursuant to the Energy Act for the Uranium Enrichment Decontamination and
Decommissioning Fund, see the discussion under that caption on page
40.

	Oil

	PP&L has agreements with two suppliers under which it can purchase its expected oil requirements for the Martins Creek units. However, if there are price advantages to be realized from purchasing oil in the spot market, these contracts permit PP&L to acquire up to one-half of its expected oil requirements for the Martins Creek units in that manner. One oil purchase agreement expired in mid-1995 and was replaced with a similar two-year agreement which will expire in mid-1997. The other agreement expires in mid-1996.

	During 1995, approximately 71% of the oil requirements for the Martins Creek units was purchased under PP&L's oil contracts and the balance was purchased on the spot market.

	See "POWER SUPPLY" on page 6 for information concerning the ongoing conversion of the two oil-fired generating units at the Martins Creek station to burn both oil and natural gas.


ENVIRONMENTAL MATTERS

	PP&L is subject to certain present and developing federal, regional, state and local laws and regulations with respect to air and water quality, land use and other environmental matters. See "Financial Condition - Reduction in Capital Expenditure Requirements-PP&L" on page 35 for information concerning environmental expenditures during 1995 and PP&L's estimate of those expenditures during the years 1996-2000. PP&L believes that it is presently in substantial compliance with applicable environmental laws and regulations.

	See "Environmental Matters" on page 37 and Note 15 to Financial Statements for information concerning federal clean air legislation enacted in 1990, groundwater degradation and waste water control at PP&L facilities, DEP's solid waste disposal regulations, PP&L's agreement with the DEP concerning remediation at certain sites of past operations, the issue of electric and magnetic fields and DEP's order that a PP&L subsidiary abate seepage from a former mine. Other environmental laws, regulations and developments that may have a substantial impact on PP&L are discussed below.

	Air

	The Clean Air Act includes, among other things, provisions that:
(a) require the prevention of significant deterioration of existing air quality in regions where air quality is better than applicable ambient standards; (b) restrict the construction of and revise the performance standards for new coal-fired and oil-fired generating stations; and (c) authorize the EPA to impose substantial noncompliance penalties of up to $25,000 per day of violation for each facility found to be in violation of the requirements of an applicable state implementation plan. The DEP administers the EPA's air quality regulations through the Pennsylvania State Implementation Plan and has concurrent authority to impose penalties for noncompliance. At this time, PP&L is meeting all requirements of Phase I of the Clean Air Act.

	As a result of computer dispersion modeling of the effects of PP&L's Martins Creek station (located in Pennsylvania) on ambient air quality in New Jersey, the EPA redesignated Warren County, New Jersey to non-attainment status for sulfur dioxide, effective February 1, 1988. However, the EPA withheld further regulatory action until PP&L, the EPA, the DEP and the New Jersey Department of Environmental Protection (NJDEP) could agree upon and apply a computer model that will more accurately predict the actual ambient air quality of the area. PP&L negotiated with the EPA, the DEP and the NJDEP on a study to allow the use of a more accurate model. This study began in May 1992 and is expected to be concluded in 1996. In addition, the regulatory agencies have required PP&L to expand the study area beyond the designated sulfur dioxide non-attainment area to include any predicted "areas of concern" in the vicinity of the plant. PP&L is developing a study to address this expanded area. If it is determined that the Martins Creek operations are causing ambient air violations, PP&L may be required to make changes to reduce sulfur dioxide emissions. However, it is currently expected that the reductions planned to meet the requirements of the Clean Air Act acid rain provisions should be adequate to meet any reduction that may be required as a result of these studies. See "Environmental Matters" on page 37 and Note 15 to Financial Statements.



	Water

	To implement the requirements established by the Federal Water Pollution Control Act of 1972, as amended by the Clean Water Act of 1977 and the Water Quality Act of 1987, the EPA has adopted regulations including effluent standards for steam electric stations. The DEP administers the EPA's effluent standards through state laws and regulations relating, among other things, to effluent discharges and water quality. The standards adopted by the EPA pursuant to the Clean Water Act may have a significant impact on PP&L's existing facilities depending on the DEP's interpretation and future amendments to its regulations.

	The EPA and DEP limitations, standards and guidelines for the discharge of pollutants from point sources into surface waters are enforced through the issuance of NPDES permits. PP&L has NPDES permits necessary for the operation of its facilities.

	Pursuant to the Surface Mining and Reclamation Act of 1977 (Reclamation Act), the United States Office of Surface Mining (OSM) has adopted effluent guidelines which are applicable to PP&L subsidiaries as a result of their past coal mining and continued coal processing activities. The EPA and the OSM limitations, guidelines and standards also are enforced through the issuance of NPDES permits. In accordance with the provisions of the Clean Water Act and the Reclamation Act, the EPA and the OSM have authorized the DEP to implement the NPDES program for Pennsylvania sources. Compliance with applicable water quality standards is assured by DEP review of NPDES permit conditions. PP&L's subsidiaries have received NPDES permits for their mines and related facilities.

	Solid and Hazardous Waste

	The 1976 Resource Conservation and Recovery Act (RCRA) regulates the generation, transportation, treatment, storage and disposal of hazardous wastes. RCRA also imposes joint and several liability on generators of solid or hazardous waste for clean-up costs. A revision of RCRA in late 1984 lowered the threshold for the amount of on-site hazardous waste generation requiring regulation and incorporated underground tanks used for the storage of petroleum and petroleum products as regulated units. Based upon the results of a survey of its solid waste practices, PP&L in the past has filed notices with the EPA indicating that hazardous waste is occasionally generated at all of its steam electric generating stations and service centers. PP&L has established specific operating procedures for handling this hazardous waste. Therefore, at this time RCRA and related DEP regulations are not expected to have a significant additional impact on PP&L.

	The provisions of Superfund authorize the EPA to require past and present owners of contaminated sites and generators of any hazardous substance found at a site to clean up the site or pay the EPA or the state for the costs of clean-up. The generators and past owners can be liable even if the generator contributed only a minute portion of the hazardous substances at the site. Present owners can be liable even if they contributed no hazardous substances to the site.

	The Pennsylvania Superfund law also gives the DEP broad authority to identify hazardous or contaminated sites in Pennsylvania and to order owners or responsible parties to clean up the sites. If responsible parties cannot or will not perform the clean-up, the DEP can hire contractors to clean up the sites and then require reimbursement from the responsible parties after the clean-up is completed. To date, PP&L has principally been involved in federal, rather than state, Superfund sites.

	In 1981, PP&L was notified by the EPA that PP&L could be liable for the cost of removing coal tar deposits discovered at a former coal gasification plant site owned by PP&L along Brodhead Creek in Monroe County, Pennsylvania, and on adjacent property owned by a company unrelated to PP&L. The EPA used Superfund monies to construct a slurry wall which was paid for by the adjacent property owner. PP&L removed approximately 8,000 gallons of coal tar from its property. To determine whether additional work needed to be done, a Remedial Investigation and a Risk Assessment were conducted by PP&L and the adjacent property owner and submitted to the EPA and the DEP. Although the Risk Assessment showed acceptable risk levels, the EPA and the DEP required a Feasibility Study to identify whether additional remedial action was required.

	Based on the results of that Feasibility Study and other investigations, PP&L and the adjacent property owner signed a consent decree with the EPA in November 1991. Under the terms of that consent decree, PP&L and the adjacent property owner have paid EPA's past costs and are undertaking removal of two subsurface coal tar accumulations. PP&L and the adjacent property owner also will monitor the site for up to 30 years, as well as pay all future EPA oversight costs. PP&L's share of the costs associated with the consent decree is estimated to be about $2 million, all of which has been spent or accrued.

	In May 1992, PP&L and the adjacent property owner signed a consent order from the EPA directing that an additional Remedial Investigation and Feasibility Study be performed to address groundwater contamination at the site. This investigation is now complete and has determined that further action is not feasible. Accordingly, a notice has been submitted to EPA stating that all actions required by the consent order to address groundwater contamination have been completed and requesting that the order be terminated.

	The EPA has placed the site of a former PP&L gas plant in Columbia, Pennsylvania on the national Superfund list. PP&L and another potentially responsible party (PRP) had previously conducted a detailed investigation of the site, and PP&L removed a substantial amount of coal tar from a pedestrian tunnel at the rear of the property. However, coal tar remains in two brick pits on the site. There also is coal tar contamination of the soil and groundwater at the site and of river sediment adjacent to the site. PP&L is negotiating a consent order with the DEP to remediate the brick pits and conduct additional investigations. The costs of investigation and remediation of the areas of the site where the agencies have required action are estimated at $1.2 million, all of which has been spent or is accrued. Further remediation of other areas of the site may be required, the costs of which are not now determinable but could be material.

	PP&L at one time also owned and operated several other gas plants in its service area. None of these sites is presently on the Superfund list. However, a few of them may be possible candidates for listing at a future date. PP&L expects to continue to investigate and, if necessary, remediate these sites. The cost of this work is not now determinable but could be material.

	See "LEGAL PROCEEDINGS" on page 17 for information concerning an EPA order and a complaint filed by the EPA in federal district court against PP&L and 35 unrelated parties for remediation of a Superfund site in Berks County, Pennsylvania; a complaint filed by PP&L and 16 unrelated parties in federal district court against other parties for contribution under Superfund relating to a landfill site in Lehigh County, Pennsylvania; an EPA complaint in federal district court against PP&L and 10 unrelated parties to recover all past and future
EPA costs of investigating and remediating the Heleva landfill site in Lehigh County, Pennsylvania; and action by the EPA for reimbursement of the EPA's past response costs and remediation at the site of a former metal salvaging operation in Montour County, Pennsylvania.

	PP&L is involved in several other sites where it may be required, along with other parties, to contribute to investigation and remediation. Some of these sites have been listed by the EPA under Superfund, and others may be candidates for listing at a future date. Future investigation or remediation work at sites currently under review, or at sites currently unknown, may result in material additional operating costs which PP&L cannot estimate at this time. In addition, certain federal and state statutes, including Superfund and the Pennsylvania Hazardous Sites Cleanup Act, empower certain governmental agencies, such as the EPA and the DEP, to seek compensation from the responsible parties for the lost value of damaged natural resources. The EPA and the DEP may file such compensation claims against the parties, including PP&L, held responsible for cleanup of such sites. Such natural resource damage claims against PP&L could result in material additional liabilities.

	Low-Level Radioactive Waste

	Under federal law, each state is responsible for the disposal of low-level radioactive waste generated in that state. States may join in regional compacts to jointly fulfill their responsibilities. The states of Pennsylvania, Maryland, Delaware and West Virginia are members of the Appalachian States Low-Level Radioactive Waste
Compact. Efforts to develop a regional disposal facility in Pennsylvania are currently underway. Low-level radioactive wastes resulting from the operation of Susquehanna are currently being sent to Barnwell, South Carolina for disposal. In the event that this disposal option becomes unavailable or no longer cost effective, the low-level radioactive waste will be stored onsite at Susquehanna.
PP&L cannot predict the future availability of low-level waste disposal facilities or the cost of such disposal.

	General

	In addition to the matters described above, PP&L and its subsidiaries have been cited from time to time for temporary violations of the DEP and EPA regulations with respect to air and water quality and solid waste disposal in connection with the operation of their facilities and may be cited for such violations in the future. As a result, PP&L and its subsidiaries may be subject to certain penalties which are not expected to be material in amount.

	PP&L is unable to predict the ultimate effect of evolving environmental laws and regulations upon its existing and proposed facilities and operations. In complying with statutes, regulations and actions by regulatory bodies involving environmental matters, including the areas of water and air quality, hazardous and solid waste handling and disposal and toxic substances, PP&L may be required to modify, replace or cease operating certain of its facilities. PP&L may also incur material capital expenditures and operating expenses in amounts which are not now determinable.

FRANCHISES AND LICENSES

	PP&L has authority to provide electric public utility service throughout its entire service area as a result of grants by the Commonwealth of Pennsylvania in corporate charters to PP&L and companies to which it has succeeded and as a result of certification thereof by the PUC. PP&L has been granted the right to enter the streets and highways by the Commonwealth subject to certain conditions. In general, such conditions have been met by ordinance, resolution, permit, acquiescence or other action by an appropriate local political subdivision or agency of the Commonwealth.

	PP&L operates Susquehanna Unit 1 and Unit 2 pursuant to NRC operating licenses which expire in 2022 and 2024, respectively. PP&L operates two hydroelectric projects pursuant to licenses which were renewed by the FERC in 1980: Wallenpaupack (44,000 kilowatts capacity) and Holtwood (102,000 kilowatts capacity). The Wallenpaupack license expires in 2004 and the Holtwood license expires in 2014.

	PP&L also owns one-third of the capital stock of Safe Harbor Water Power Corporation, which holds a project license which extends until 2030 for the operation of its hydroelectric plant. The total capability of the Safe Harbor plant is 417,500 kilowatts, and PP&L is entitled by contract to one-third of the total capacity (139,000 kilowatts).

EMPLOYEE RELATIONS

	As of December 31, 1995, approximately 4,228 of PP&L's 6,661 full-time employees were represented by the IBEW under a three-year agreement which expires in May 1997.

     Page 16 contains a map of PP&L's service territory which shows its location, the location of each of PP&L's coal-fired, oil-fired, hydro and nuclear-fueled generating stations and the location of major population centers.

                       ITEM 2. PROPERTIES


	The accompanying Map shows the location of PP&L's service area and generating stations.

	Reference is made to Exhibit 99 - Schedule of Property, Plant and Equipment for information concerning PP&L's investment in property, plant and equipment. Substantially all electric utility plant is subject to the lien of PP&L's first mortgage. Additional information concerning capital leases is set forth in
Note 8 to Financial Statements.

	For additional information concerning the properties of PP&L see Item 1, "BUSINESS - Power Supply" and "BUSINESS - Fuel
Supply".


                   ITEM 3. LEGAL PROCEEDINGS


	Reference is made to Notes to Financial Statements for information concerning rate matters.

	Reference is made to Notes to Financial Statements for information concerning a complaint filed against PP&L by fuel oil dealers alleging that PP&L's promotion of electric heat pumps and off-peak storage systems had violated and continues to violate the federal antitrust laws.

	Reference is made to Notes to Financial Statements for information concerning a DEP order that a PP&L subsidiary abate seepage from a former mine.

	In October 1995, a shareowner of Resources sent a letter to the Board of Directors (Demand Letter) which, among other things, requested that Resources "commence legal proceedings" against each of the directors "for failing to prudently exercise [their] fiduciary duties to Resources and its shareholders" in regard to the Board's rejection of an unsolicited proposal by PECO to acquire Resources. The Board considered the Demand Letter at meetings held in October and November 1995, and determined unanimously in the exercise of its business judgment that commencement by Resources of legal proceedings against the directors as requested in the letter would not be in the best interests of Resources. Resources filed an action for declaratory judgment in the Court of Common Pleas for Lehigh County, Pennsylvania against this shareowner. This action sought, among other things, a judgment that the Board's determination to refuse the shareowner's demand was a valid exercise of its business judgment.

	In December 1995, Resources dismissed this action without prejudice on the basis of a letter in which the shareowner, through his attorney, represented that he had no plans to pursue any type of claim against Resources such as the one referred to in the Demand Letter and that all shares beneficially owned by the shareowner had been sold.

	In August 1995, Schuylkill Energy Resources, Inc. (SER), one of the non-utility generating companies from which PP&L purchases power under PURPA, brought suit against PP&L in the District
Court of PA. SER alleges that, since July 1994, PP&L has improperly curtailed power purchases from SER under the power purchase agreement between the parties. SER claims that such activity breached the power purchase agreement and violated the federal antitrust laws, among other counts. SER alleges that PP&L's actions resulted in loss of revenue from power sales of $1.6 million and an unquantified increase in its costs of operation. SER is requesting compensatory and punitive damages, as well as treble damages and attorneys' fees for alleged antitrust violations. In November 1995, PP&L filed a motion to dismiss the complaint. In January 1996, the District Court stayed the SER action pending consideration by the PUC. After
PUC consideration, the stay will be lifted and the federal proceedings will resume. PP&L cannot predict the outcome of this proceeding.

	In addition, in September 1995 PP&L's Corporate Audit Services Department released an audit of SER which raised questions regarding SER's compliance with the pricing provisions of the power purchase agreement between SER and PP&L. The principal issue is whether SER and an affiliate of SER properly used the steam generated by the plant in accordance with the terms of the contract. Under the contract, if the steam was used properly, SER is entitled to a rate of 6.6 cents/KWH; if not, it is entitled to a rate of only 5.0 cents/KWH. The total annual difference in payment under the two rates is about $9 million. SER has refused to provide any of the documentation requested by PP&L based on its claim that the information is in the possession of its affiliate, not SER. The information that PP&L has been able to develop without access to internal SER documentation tends to support a conclusion that SER was not in compliance with the terms of the contract and is not entitled to the higher contract rate. Accordingly, in November 1995, PP&L instituted a separate civil action in the Lehigh County, Pennsylvania Court of Common Pleas seeking a judgment against SER in an amount to be determined.

	In April 1991, the U.S. Department of Labor through its Mine Safety and Health Administration (MSHA) issued citations to one of PP&L's coal-mining subsidiaries for alleged coal-dust sample tampering at one of the subsidiary's mines. The MSHA at the same time issued similar citations to more than 500 other coal-mine operators. Based on a review of its dust sampling procedures, the subsidiary is contesting all of the citations. It is believed at this time, based on the information available, that the MSHA allegations are without merit. Citations were also issued against the independent operator of another subsidiary mine, who is also contesting the citations issued with respect to that mine. The Administrative Law Judge (Judge) assigned to the proceedings ordered that one case be tried against a single mine operator unrelated to PP&L to determine whether the MSHA could prove its general allegations regarding sample tampering. In
April 1994, the Judge ruled in favor of the mine operator and vacated the 75 citations against it. The MSHA appealed the Judge's decision to the Mine Safety and Health Review Commission.
In November 1995, the Commission affirmed the Judge's rulings in favor of the operator. The Secretary of Labor has not yet made a final decision on whether to appeal. The other cases, including those involving PP&L's subsidiaries, have been stayed pending the outcome of the appeal.

	On July 25, 1994, Mon Valley Steel Company, Inc. (Mon Valley) filed suit in the Court of Common Pleas of Fayette County, Pennsylvania, against PP&L and two of its subsidiaries, claiming that PP&L and those subsidiaries made fraudulent misrepresentations during negotiations for the 1992 sale to Mon Valley of Tunnelton Mining Company (Tunnelton). Tunnelton was a coal-mining operation formerly owned by PP&L's subsidiary, Pennsylvania Mines Corporation. Specifically, Mon Valley alleges that PP&L and those subsidiaries misrepresented Tunnelton's capability to produce coal, as well as the amount of funding Tunnelton would receive for mine closing costs. Mon Valley is claiming about $6 million to cover mine closing costs as well as punitive damages in an unspecified amount. In July 1994, PP&L and those subsidiaries filed a legal action in the Court of Common Pleas of Allegheny County, Pennsylvania, requesting a judicial determination that they had not breached any of their contractual obligations to Mon Valley. PP&L cannot predict the outcome of these proceedings.

	In August 1991, PP&L and 35 other unrelated parties received an EPA order under Section 106 of Superfund, requiring that certain remedial actions be taken at a former oil recovery site in Berks County, Pennsylvania, which has been included on the federal Superfund list. PP&L had been identified by the EPA as a potentially responsible party, along with over 100 other parties. The EPA order required remediation by the 36 named parties of four specific areas of the site. Remedial action under this order has been completed at a cost of approximately $2 million, of which PP&L's interim share was approximately $50,000.

	The EPA at the same time filed a complaint under Section 107 of Superfund in the United States District Court for the Eastern District of Pennsylvania (District Court) against PP&L and the same 35 unrelated parties. The complaint asks the District Court to hold the parties jointly and severally liable for all EPA's past costs at the site and future costs of remediating some of the remaining areas of the site. The EPA claims it has spent approximately $21 million to date. PP&L and a group of the other named parties have sued in District Court approximately 460 other parties that have contributed waste to the site, demanding that these companies contribute to the clean-up costs.

	In July 1993, PP&L and 33 of the 35 unrelated parties received an EPA order under Section 106 of Superfund requiring remediation of the remaining areas of the site identified by EPA. Current estimates of remediating the remainder of the site range from $50 million to $200 million. These costs would be shared among the responsible parties. PP&L is negotiating with the federal government to settle both the Section 107 and Section 106 actions, for an amount which currently is not expected to be material.

	In October 1993, DEP moved to intervene in the EPA suit, seeking to hold 16 of the original named parties, including PP&L, liable for all past and future DEP costs of remediating the site and for any natural resource damages at the site. The DEP has recently informed PP&L that it does not presently intend to pursue the natural resource damage claim. PP&L's share of DEP's past-cost claim is not expected to be material.

	In December 1991, PP&L and 16 unrelated parties filed complaints against 64 other parties in District Court seeking reimbursement under Superfund for costs the plaintiffs have incurred and will incur to investigate and remediate the Novak landfill site in Lehigh County, Pennsylvania. The complaints allege that the 64 defendants generated or transported substances disposed of at the Superfund site. A Remedial Investigation and Draft Feasibility Study for the site has been completed at a cost of approximately $3 million of which PP&L's share was approximately $200,000. EPA's selected remedy is currently estimated to cost approximately $20 million. EPA has issued a 106 Order against PP&L and several other parties to implement this remedy. PP&L currently does not expect its share of these costs to be material.

	In March 1993, the EPA filed a complaint under Section 107 of Superfund in District Court against PP&L and 10 unrelated parties to recover all past and future EPA costs of investigating and remediating the Heleva landfill site in Lehigh County, Pennsylvania. The EPA alleges it has spent approximately $10 million to date at this site. PP&L has filed an answer to the complaint denying liability based on the absence of evidence that PP&L sent any hazardous substances to the site. PP&L expects to settle this matter for a sum which currently is not expected to be material.

	In April 1993, PP&L received an order under Section 106 of Superfund requiring that actions be taken at the site of a former metal salvaging operation in Montour County, Pennsylvania. The EPA has taken similar action with two other potentially responsible parties at the site. The cost of compliance with the order is currently estimated to be approximately $37 million.
The EPA currently estimates that additional remediation work not covered by the order will cost an additional $36 million. In addition, the EPA has already incurred clean-up costs of approximately $5 million to date. The EPA had indicated that it will seek to recover these additional costs at a later date. PP&L's records indicate that scrap metal, wire and transformers were sold to the salvage operator between 1969 and 1971. Current information indicates that PP&L's contribution to the site, if any, is de minimis.

	As a result of its ongoing re-engineering and cost reduction efforts, PP&L expects further reductions in the number of full-time employees. In this regard, PP&L and Local Union No. 1600 -- which represents approximately 4,000 PP&L employees -- have agreed to submit to arbitration under their collective bargaining agreement the issue of whether PP&L can eliminate bargaining unit positions while utilizing outside contractors for certain functions. A decision from the arbitrator is expected by mid-year. PP&L cannot predict the outcome of this proceeding or the effect it may have on the continuing workforce reduction effort.

	PP&L has been notified by the NRC that it is proposing a $100,000 fine for an incident in which a security officer at the Susquehanna nuclear plant was subjected to adverse action after he reported personnel concerns to the NRC. The NRC proposed the fine for violation of a commission regulation forbidding adverse employment action against an employee who raises such concerns. PP&L is not contesting the NRC decision and will pay the fine. PP&L also has taken significant measures to prevent reoccurrence of the problem.


   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	Neither Resources nor PP&L submitted any matter to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1995.

                EXECUTIVE OFFICERS OF THE REGISTRANTS


	Officers of Resources and PP&L are elected annually by their Boards of Directors to serve at the pleasure of the respective Boards. There are no family relationships among any of the executive officers, or any arrangement or understanding between any executive officer and any other person pursuant to which the officer was selected.

	There have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any executive officer during the past five years.

	Listed below are the executive officers of:

PP&L Resources, Inc.
                                                Effective Date of
                                                  Election to
       Name         Age        Position         Present Position

William F. Hecht     52  Chairman, President
                         and Chief Executive    February 24, 1995
                         Officer

Francis A. Long      55  Executive Vice
                         President              February 24, 1995

Robert G. Byram*     50  Senior Vice President-
                         Nuclear - PP&L         December 20, 1995

Ronald E. Hill       53  Senior Vice President-
                         Financial & Treasurer  April 10, 1995

Robert D. Fagan*     50  President - Power Markets
                         Development Company    December 20, 1995

Robert J. Grey**     45  Vice President,
                         General Counsel and
                         Secretary              April 10, 1995

Joseph J. McCabe     45  Vice President and
                         Controller             August 1, 1995

Pennsylvania Power & Light Company:

                                               Effective Date of
                                                  Election to
       Name         Age        Position         Present Position

William F. Hecht     52  Chairman, President
                         and Chief Executive
                         Officer                January 1, 1993

Francis A. Long      55  Executive Vice
                         President and Chief
                         Operating Officer      January 1, 1993

Robert G. Byram      50  Senior Vice President-
                         Nuclear                March 26, 1993

Ronald E. Hill       53  Senior Vice President-
                         Financial              January 1, 1994

John R. Biggar       51  Vice President-
                         Finance & Treasurer    August 1, 1995

Robert J. Grey**     45  Vice President,
                         General Counsel and
                         Secretary              March 6, 1995

Joseph J. McCabe     45  Vice President and
                         Controller             August 1, 1995



*	Mr. Byram and Mr. Fagan have been designated executive
officers of Resources by virtue of their respective positions at Resources subsidiaries.

**	Mr. Grey has been elected Senior Vice President, General
Counsel and Secretary of Resources and PP&L, effective March
1, 1996.

	Each of the above officers, with the exception of Mr. Fagan, Mr. Grey, and Mr. McCabe, have been employed by PP&L for more than five years as of December 31, 1995. Mr. Fagan joined PMDC - then a PP&L subsidiary - in November 1994. Prior to that time, he was Vice President and General Manager at Mission Energy
Company. Mr. McCabe joined PP&L in May 1994 and was previously employed by Deloitte & Touche LLP as a partner. Mr. Grey joined PP&L in March 1995. He had been General Counsel of Long Island Lighting Company since 1992. Prior to that time, he held the position of partner at the law firm of Preston Gates & Ellis.

	Prior to election to the positions shown above, the following executive officers held other positions with PP&L since January 1, 1991: Mr. Hecht was Senior Vice President-System Power and Engineering, Executive Vice President-Operations and President and Chief Operating Officer; Mr. Long was Vice President-Power Supply and Senior Vice President - System Power & Engineering; Mr. Byram was Vice President - Nuclear Operations and Senior Vice President - System Power & Engineering; Mr. Hill was Vice President and Comptroller; and Mr. Biggar was Vice President - Finance.

                             PART II


                ITEM 5. MARKET FOR THE REGISTRANT'S
                    COMMON EQUITY AND RELATED
                       STOCKHOLDER MATTERS


	Additional information for this item is set forth in the section entitled "Shareowner and Investor Information" on pages
87 through 89 of this report, and the number of common shareowners is set forth in the section entitled "Selected
Financial and Operating Data" on page 85.


                  ITEM 6. SELECTED FINANCIAL DATA


	Information for this item is set forth in the section entitled "Selected Financial and Operating Data" on pages 85 and 86 of this report.


           ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS
                    OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS


	Information for this item is set forth in the section entitled "Review of the Financial Condition and Results of Operations of PP&L Resources, Inc. and Pennsylvania Power & Light
Company" on pages 28 through 43 of this report.

                   ITEM 8. FINANCIAL STATEMENTS AND
                         SUPPLEMENTARY DATA

	Financial statements and supplementary data are set forth on the pages indicated below.
                                                            Page

Independent Auditors' Reports                                45

Management's Report on Responsibility for Financial
  Statements                                                 47

Financial Statements:

  PP&L Resources, Inc.

	Consolidated Statement of Income for the Three Years
	  Ended December 31, 1995                               49
	Consolidated Statement of Cash Flows for the Three
	  Years Ended December 31, 1995                         50
	Consolidated Balance Sheet at December 31, 1995 and
	  1994                                                  51
	Consolidated Statement of Shareowners' Common Equity
	  for the Three Years Ended December 31, 1995           53
	Consolidated Statement of Preferred and Preference
	  Stock at December 31, 1995 and 1994                   53

  Pennsylvania Power & Light Company

	Consolidated Statement of Income for the Three Years
	  Ended December 31, 1995                               55
	Consolidated Statement of Cash Flows for the Three
	  Years Ended December 31, 1995                         56
	Consolidated Balance Sheet at December 31, 1995 and
	  1994                                                  57
	Consolidated Statement of Shareowner's Common Equity
	  for the Three Years Ended December 31, 1995           59
	Consolidated Statement of Preferred and Preference
	  Stock at December 31, 1995 and 1994                   59
	Consolidated Statement of Long-Term Debt at
	  December 31, 1995 and 1994                            61

  Notes to Financial Statements                              62

  Supplemental Financial Statement Schedule:

	II - Valuation and Qualifying Accounts and
	     Reserves for the Three Years Ended
	     December 31, 1995                                  92

Selected Financial and Operating Data for the Five
  Years Ended December 31, 1995                              85

Quarterly Financial, Common Stock Price and
  Dividend Data                                              90
               ITEM 9. CHANGES IN AND DISAGREEMENTS
                  WITH ACCOUNTANTS ON ACCOUNTING
                    AND FINANCIAL DISCLOSURE

	Based upon a recommendation of its Audit Committee, PP&L's Board of Directors decided on January 25, 1995 that Deloitte & Touche LLP (Deloitte) would not be retained as the independent auditors for 1995. On February 22, 1995, PP&L's Board of Directors, based upon a recommendation of PP&L's Audit Committee, appointed Price Waterhouse LLP as PP&L's new independent auditors.

	The auditors' report of Deloitte on PP&L's financial statements for each of the two fiscal years ending December 31, 1993 and 1994, did not contain any adverse opinion or disclaimer of opinion, nor were the reports modified or qualified in any manner.

	During the period of such two fiscal years and the period from December 31, 1994 through January 25, 1995, there were no disagreements with Deloitte on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. During such periods, there were no "reportable events" as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

	Deloitte provided a letter to PP&L regarding this matter, dated February 1, 1995, indicating that they agreed with the statements in the two preceding paragraphs.

Glossary of Terms and Abbreviations

AFUDC (Allowance for Funds Used During Construction) - the cost of equity and debt funds used to finance construction projects that is capitalized as part of construction cost.

Atlantic - Atlantic City Electric Company

Bankruptcy Court - United States Bankruptcy Court for the Middle District of Pennsylvania

BG&E - Baltimore Gas & Electric Company

Clean Air Act (Federal Clean Air Act Amendments of 1990) - legislation passed by Congress to address environmental issues including acid rain, ozone and toxic air emissions.

Continental - Continental Energy Associates

D&D Fund - a fund established by the Energy Act for the decontamination and decommissioning of DOE's uranium enrichment facilities.

DEP - Pennsylvania Department of Environmental Protection

DOE - Department of Energy

DRIP (Dividend Reinvestment Plan) - program available to shareowners of Resources' common stock and PP&L preferred stock to reinvest dividends in Resources' common stock instead of receiving dividend checks.

ECR (Energy Cost Rate) - a tariff applied to PUC-jurisdictional customers to recover fuel and other energy costs. Differences between actual and estimated amounts are collected or refunded to customers.

EMF - Electric and Magnetic Fields

Energy Act (Energy Policy Act of 1992) - legislation passed by Congress to promote competition in the electric energy market for bulk power.

EPA - Environmental Protection Agency

ESOP - Employee Stock Ownership Plan

FASB (Financial Accounting Standards Board) - a rulemaking organization that establishes financial accounting and reporting standards.

FGD - Flue gas desulfurization equipment installed at coal-fired power plants to reduce sulfur dioxide emissions.

FERC (Federal Energy Regulatory Commission) - government agency that regulates interstate transmission and sale of electricity and related matters.

IBEW - International Brotherhood of Electrical Workers

JCP&L - Jersey Central Power & Light Company

Major utilities - Atlantic, BG&E and JCP&L

NOPR (Notice of Proposed Rulemaking) - proposed rules and regulations issued by FERC for comment by interested parties.

NPDES - National Pollutant Discharge Elimination System

NRC - Nuclear Regulatory Commission

NUG (Non-Utility Generator) - generating plants not owned by regulated utilities. If the NUG meets certain criteria, its electrical output must be purchased by public utilities as required by PURPA.

OCA - Pennsylvania Office of Consumer Advocate

OTS - PUC Office of Trial Staff

Pa. CNI - Pennsylvania Corporate Net Income Tax

PCB (Polychlorinated Biphenyl) - additive to oil used in certain electrical equipment up to the late 1970s. Now classified as a hazardous chemical.

PECO - PECO Energy Company (the former Philadelphia Electric Company)

PJM (Pennsylvania - New Jersey - Maryland Interconnection Association) - Mid-Atlantic power pool consisting of 11 operating electric utilities, including PP&L.

Plan - PP&L's noncontributory defined benefit pension plan.

PMDC (Power Markets Development Company) - Resources' unregulated subsidiary formed to invest in and develop world-wide power markets.

PP&L - Pennsylvania Power & Light Company

PSE&G - Public Service Electric & Gas Company

PUC (Pennsylvania Public Utility Commission) - agency that regulates certain ratemaking, accounting, and operations of Pennsylvania utilities.

PUC Decision - final order issued by the PUC on September 27, 1995 pertaining to PP&L's base rate case filed in December 1994.

PUHCA - Public Utility Holding Company Act of 1935

PURPA (Public Utility Regulatory Policies Act of 1978) - legislation passed by Congress to encourage energy conservation, efficient use of resources, and equitable rates.

Resources (PP&L Resources, Inc.) - parent holding company of PP&L, PMDC and Spectrum.

SBRCA - Special Base Rate Credit Adjustment

SEC - Securities and Exchange Commission

SFAS (Statement of Financial Accounting Standards) - accounting and financial reporting rules issued by the FASB.

Small utilities - utilities subject to FERC jurisdiction whose billings include base rate charges and a supplemental charge or credit for fuel costs over or under the levels included in base rates.

Spectrum (Spectrum Energy Services Corporation) - Resources' unregulated subsidiary formed to offer energy related products and services.

STAS (State Tax Adjustment Surcharge) - rate adjustment mechanism to customer bills for changes in certain state taxes.

Superfund - Federal and state legislation that addresses remediation of contaminated sites.

UGI - UGI Corporation

VEBA (Voluntary Employee Benefit Association Trust) - trust accounts for health and welfare plans for future payments to employees, retirees or their beneficiaries.

VERP - Voluntary Early Retirement Program

Wheeling - transmitting power from one system to another over the transmission facilities of a system not party to the transaction.

REVIEW OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OF PP&L RESOURCES, INC. AND PENNSYLVANIA POWER & LIGHT COMPANY

	In 1995, Resources became the parent holding company of PP&L, PMDC and Spectrum. Resources' principal subsidiary, PP&L, is an operating public utility providing electric service in central eastern Pennsylva-nia. PMDC was formed to engage in unregulated business activities through investments in world-wide power markets. Spectrum, another un-regulated subsidiary, was formed to pursue opportunities to offer energy-related products and services to PP&L's existing customers and to others beyond PP&L's service territory.

	The financial condition and results of operations of PP&L are cur-rently the principal factors affecting the financial condition and re-sults of operations of Resources. All nonutility operating transactions are included in "Other Income and Deductions -- Other-net" on the Con-solidated Statement of Income.

	Terms and abbreviations appearing in the Review of the Financial Condition and Results of Operations are explained in the glossary on page 27.

Results of Operations

Earnings - Resources
	Earnings per share of common stock were $2.05 in 1995, $1.41 in 1994 and $2.07 in 1993. The following table highlights the major items that impacted earnings for each of the years:
                                             1995        1994      1993

Earnings per share - excluding
  costs of workforce reduction
  programs and one-time
  adjustments                                $1.79      $2.02     $2.19

Workforce reduction programs:
  Voluntary early retirement
    program                                   0.24      (0.28)
  Other                                      (0.12)

One-time adjustments:
  Postretirement benefits other
    than pensions                             0.10      (0.04)
  Disallowance-Susquehanna
    Unit No. 1 deferred costs                (0.13)
  ECR purchased power costs                   0.04      (0.06)
  Gain/(loss) on subsidiary coal
    reserves                                  0.12      (0.26)
  ECR settlement                                                  (0.06)
  Rate reduction - FERC                                           (0.04)
  Other                                       0.01       0.03     (0.02)

Earnings per share - reported                $2.05      $1.41     $2.07

	The decline in earnings excluding the cost of workforce reduction programs and one-time adjustments for 1995 was primarily due to increases in other operating costs, depreciation for the Susquehanna station and costs associated with the review of PECO's proposals to acquire Re-sources. The decline in earnings excluding workforce reduction programs and one-time adjustments for 1994 was primarily due to the increase in depreciation for the Susquehanna station and for postretirement benefits other than pensions.

	Several key initiatives have been put in place to improve financial performance. These initiatives include:

o	A $671 million reduction in PP&L's construction expenditures over the five-year period 1996-2000, including reductions of $93 million and $220 million for 1996 and 1997, respectively. These reductions reflect, among other things, a decision to not install FGD at PP&L's Montour station;

o	A planned $50-$60 million (about 8%) reduction in PP&L's operation and maintenance costs from previously budgeted amounts by the year
2000;

o	Marketing and economic development activities to achieve an average compound annual growth rate of about 2% in sales to PP&L's service area customers through the year 2000; and

o	Except for common equity capital to be provided through sales of common stock under the DRIP and PP&L's ESOP, Resources expects to meet all of PP&L's construction expenditures and debt maturities through internally generated funds during the five-year period 1996-2000.

	Resources believes that the PUC Decision, the above initiatives and the expected financial performance of PMDC and Spectrum will permit Re-sources to increase shareowner value, including growth in earnings per share and the dividend rate on common stock over the long term. Actual sales growth and improvement in earnings and financial performance will depend upon economic conditions, energy consumption, the impact of in-creasing competition in the electric utility industry, the effects of regulation, investment opportunities and other factors. Additionally, PP&L remains committed to a corporate objective of keeping its prices as stable as possible and maintaining customer rates that compare favorably with those of neighboring utilities.

Electric Energy Sales - PP&L

	Changes in PP&L's electric energy sales were as follows:

                                            1995         1994
                                             vs           vs
                                            1994         1993
                                            (Millions of KWH)
Electric energy sales
  Residential                               (144)         401
  Commercial                                 232          342
  Industrial                                 309          437
  Other (including UGI)                      (40)          84
     System sales                            357        1,264
  Sales to other major utilities           1,368         (835)
  PJM energy sales                          (800)        (983)

                                             925         (554)

	System, or service area, sales were 32.7 billion kwh in 1995, an in-crease of 357 million kwh, or 1.1%, over 1994. This increase was primar-ily due to increased economic activity in central eastern Pennsylvania in 1995. If normal weather had been experienced in both 1995 and 1994, sys-tem sales for 1995 would have increased by about 529 million kwh, or 1.7%, over 1994.

	Actual sales to residential customers in 1995 decreased 144 million kwh, or 1.3%, from 1994, while actual sales to residential customers in 1994 increased 401 million kwh, or 3.6%, from 1993. The change in resi-dential sales for both periods was primarily due to the extreme cold weather in early 1994. Under normal weather conditions in both 1995 and 1994, residential sales would have remained essentially unchanged.

	For the period 1992-1995, industrial sales have increased in each quarter as compared to the same quarter in the prior year. Industrial sales are an important indicator of the economic health of PP&L's service area.

	See "Operating Revenues" for more information.


Rate Matters - PP&L

	Base Rate Filing with the PUC

	On September 27, 1995, the PUC issued a final order with respect to the base rate case filed by PP&L on December 30, 1994.

	PP&L's request sought to increase PUC-jurisdictional revenues by $261.6 million, or about 11.7%. The PUC Decision in the rate case granted PP&L a $107 million increase in base rates based on test year conditions. At the same time, PP&L's ECR was reduced by $22 million re-lated to capacity credit sales resulting in a net increase of $85 mil-lion, or about 3.8%, in PUC-jurisdictional revenues effective September 28, 1995. A detailed discussion of the PUC Decision is presented in Fi-nancial Note 3.

	Energy Cost Rate Issues

	As a result of the PUC Decision, a new ECR, which reflects the roll-in of all test year energy costs into base rates, became effective as of September 28, 1995.

	In April 1994, the PUC reduced PP&L's 1994-95 ECR claim by approxi-mately $15.7 million to reflect costs associated with replacement power during a portion of the time that Unit 1 of the PP&L Susquehanna station was out of service for refueling and repairs. As a result of the PUC's action, PP&L recorded a charge against income in the first quarter of 1994 for the $15.7 million of unrecovered replacement power costs. This charge adversely affected net income by about $9.0 million or 6 cents per share of common stock.

	PP&L filed a complaint with the PUC objecting to the decision to ex-clude these replacement power costs from the 1994-95 ECR and subsequently reached a settlement with the OTS and other parties to the proceeding on this matter which reduced the disallowed costs by $9.7 million.

	The PUC approved the settlement agreement and in the first quarter of 1995, PP&L recorded a credit to income of $9.7 million which increased earnings by 4 cents per share of common stock.

	Proposed Buyout of Power Purchase Contract

	In February 1996, PP&L signed agreements with Continental Energy As-sociates (Continental) to terminate the 1985 power purchase contract un-der which PP&L purchases up to 100 MW of power from Continental's cogen-eration project. The Continental project is a qualifying facility from which PP&L has been required to purchase power under PURPA. In 1985, the PUC approved ECR recovery of the amounts paid to Continental under the power purchase contract. In 1994, Continental filed for protection from creditors under Chapter 11 of the U.S. Bankruptcy Code. Under the Febru-ary agreements, PP&L would pay Continental $91.2 million over five years to cancel the power purchase contract. Also, Continental agrees to waive its rights under PURPA or similar legislation or regulations to require
PP&L to purchase power from the plant in the future.

	The agreements are conditioned upon PUC approval of full recovery of the buyout cost through the ECR and approval of the agreements by the United States Bankruptcy Court for the Middle District of Pennsylvania (Bankruptcy Court). PP&L will file a petition with the PUC seeking such ECR recovery of the $91.2 million buyout cost over a five-year period. PP&L's request for recovery will state that the buyout would save retail customers approximately $113.6 million over the next 13 years by elimi-nating the need to buy this power from Continental. At the same time, Continental will file with the Bankruptcy Court for approval of the agreements.

	FERC-Major Utilities' Rates

	In October 1995, the FERC approved PP&L's request to recover postre-tirement benefits other than pensions through its contractual agreements with other major electric utilities, subject to refund after FERC review. PP&L is billing these utilities their share of postretirement costs other than pensions incurred since January 1993. See Financial Notes 3 and 4 for more details on these contracts.

	In an October 1995 order, the FERC also ordered hearings to evaluate the justness and reasonableness of PP&L's rates in its contractual agree-ments with JCP&L, Atlantic, BG&E and UGI.

	In January 1996, PP&L filed a request with the FERC to incorporate a change in the method of calculating decommissioning in several of its contractual agreements with other major utilities. PP&L also requested to increase its decommissioning rate to reflect the projected cost of de-commissioning the Susquehanna station and fossil plants.

	PP&L cannot predict the outcome of these proceedings.


Operating Revenues - PP&L

	Changes in PP&L's total operating revenues were attributable to the following:

                                              1995          1994
                                               vs            vs
                                              1994          1993
                                             (Millions of Dollars)
Sales volume & sales mix                     $ 34.5        $ 31.3
Weather                                        (8.4)         10.8
Energy revenues                                 3.6           1.4
Rate increase                                  21.0
Reduction in Pa. CNI rate                     (11.9)        (13.6)
Sales to other major utilities & PJM           (5.0)        (34.4)
Other                                          (7.1)          2.6
                                             $ 26.7        $ (1.9)

	Energy revenues increased $3.6 million in 1995. This increase is the net effect of lower energy revenues of $21.8 million and the effects of regulatory action regarding recovery of certain replacement power costs during 1994 and 1995. See "Rate Matters - Energy Cost Rate Issues" for more details.

	The decrease in 1995 revenues from sales to other major utilities and PJM was due to declining market prices resulting from improved avail-ability of lower cost PJM generation.

	Other revenues in 1995 were lower than 1994 due to the expiration of a long-term contract for capacity credit sales.

	The increase in energy revenues of $1.4 million in 1994 was the net effect of higher energy revenues partially offset by unrecovered replace-ment power costs. See "Rate Matters - Energy Cost Rate Issues" for more details.

	The decrease in 1994 revenues from sales to other major utilities and PJM was primarily due to lower availability of PP&L's coal-fired units in 1994.

	Tariffs subject to PUC jurisdiction accounted for approximately 84% of PP&L's revenues from energy sales in 1995. The remaining 16% of such revenues resulted from sales regulated by the FERC and PP&L's PJM energy sales.

Fuel Expense - PP&L
	Fuel expense for 1995 and 1994 decreased by $24.3 million and $33.3 million, respectively, from the prior year. These decreases exclude the write-off of $11 million of deferred retired miners' health care benefits in 1993 and a related credit to expense of $3.6 million in 1994. The de-creases in fuel expense were due to:

                                        1995           1994
                                         vs             vs
                                        1994           1993
                                       (Millions of Dollars)

Decrease due to change in
  fuel prices                          $(19.7)        $ (4.8)
Decrease due to fuel mix                 (4.6)         (28.5)

                                       $(24.3)        $(33.3)

	The decrease in 1995 was attributable to lower use of oil-fired gen-eration due to increased nuclear and coal-fired generation and lower unit fuel costs for nuclear generation. Fuel costs decreased in 1994 due to a 3.5% decrease in total generation primarily due to lower availability of coal-fired generation which resulted in lower sales to PJM and other utilities. Lower fuel costs for off-system sales were partially offset by higher cost oil-fired generation for base load during the first quar-ter of 1994.

Taxes - Resources/PP&L

	Income tax expense increased $106 million, or 59%, from 1994. This was primarily due to an increase in pre-tax book income of $212 million and a charge of $12 million applicable to the disallowance of Susquehanna Unit No. 1 deferred operating and capital costs. Partially offsetting these increases was an $8.1 million decrease resulting from the reduction of the Pa. CNI rate from 11.99% for 1994 to 9.99% for 1995. See Finan-cial Note 3 - "Refund of State Tax Decrease".

Other Operation, Maintenance and Depreciation - PP&L

	Other operating costs increased $30.0 million in 1995 and $26.9 mil-lion in 1994. Both periods were impacted by the regulatory effects of accounting for postretirement benefits costs. Excluding these effects, other operating expenses increased $73.8 and $6.6 million, respectively, for 1995 and 1994.

	The increase in 1995 was primarily due to: $31.3 million for PP&L's workforce reductions; $18.4 million for increased efforts for computer support that will increase productivity; $7.9 million due to an increase in the reserve for uncollectible accounts; and $6.2 million of increased leasing costs. See Financial Note 12 - "Workforce Reductions" for fur-ther information.

	Maintenance expense increased $5.6 million in 1995 and decreased $13.2 million in 1994. In 1995, PP&L incurred a charge of $19.2 million for obsolete and excess inventory at its fossil-fueled and nuclear gener-ating stations. Excluding this write-off, maintenance expense decreased $13.6 million in 1995. The decrease in maintenance expense for 1995 was primarily due to PP&L's continued efforts to reduce costs and achieve longer operating cycles at its generating stations. The decrease in 1994 was the net result of lower costs associated with maintaining PP&L's gen-erating stations in 1994 and a $6.9 million write-off of obsolete and ex-cess inventory at its fossil-fueled generating stations in 1993.

	Depreciation expense increased $34.2 million in 1995 and $29.4 mil-lion in 1994. Higher depreciation expense reflected increases associated with the Susquehanna station and the depreciation of new property, plant and equipment placed in service. As a result of the PUC Decision, Sus-quehanna depreciation applicable to property placed in service prior to January 1, 1989, will be recorded at an annual level of $173 million through 1998 at which time depreciation is scheduled to decline by about $71 million.

	PP&L is continuing its ongoing re-engineering and cost reduction ef-forts, which are expected to impact the size of its workforce. As a re-sult of these efforts, PP&L announced in the fourth quarter of 1995 that about 300 bargaining unit positions will be eliminated. Although no spe-cific targets have been set, PP&L currently expects that the year-end
1995 level of 6,661 full-time employees will decline to 6,000 or fewer employees over the next few years. As the workforce declines, additional costs may be incurred due to the reductions, in amounts that are not cur-rently determinable.

Voluntary Early Retirement Program - PP&L

	As part of its continuing efforts to reduce costs, PP&L offered a VERP to 851 employees who were age 55 or older by December 31, 1994. A total of 640 employees elected to retire under the program, at a total cost of $75.9 million. The VERP provided for a lump sum payment based on an employee's years of service, no reduction in retirement benefits for age, and supplemental monthly payments. PP&L recorded the cost of the program as a charge against income in the fourth quarter of 1994, which reduced net income by $43.4 million, or 28 cents per share of common stock.

	As a result of the PUC Decision, PP&L was allowed to recover through customer rates the PUC-jurisdictional amount, $65.7 million, of the cost of its VERP over a period of five years. Consequently, PP&L recorded a $37.8 million after-tax credit to income, or 24 cents per share of common stock, in the third quarter of 1995 to reverse the PUC-jurisdictional portion of the charge for this program that was recorded in the fourth quarter of 1994. The estimated annual savings of $35 million from the program also are included in rates.

Subsidiary Coal Reserves - PP&L

	In connection with a 1994 review by PP&L of its non-core business assets, a subsidiary of PP&L initiated an evaluation of the carrying value of its $83.5 million investment in undeveloped coal reserves in western Pennsylvania. Outside appraisal firms completed the evaluation and indicated that due to changing market conditions an impairment of these assets had occurred. Accordingly, the carrying value of this in-vestment was written down to its estimated net realizable value of $9.8 million. This write-down resulted in an after-tax charge to income of $40 million in 1994, which reduced 1994 earnings by approximately 26 cents per share of common stock.

	These reserves were acquired in 1974 with the intention of supplying future coal-fired generating stations. PP&L concluded that it would not develop these reserves. In November 1995, the coal reserves were sold for $52 million, which resulted in a $41.7 million gain, or $20.3 million after-tax, and increased 1995 earnings by approximately 12 cents per share of common stock.

Other Income and Deductions - Other-Net - Resources

	"Other - net" decreased $19.1 million in 1995 and $8.9 million in 1994. The decrease in 1995 was primarily due to $14.5 million of costs associated with evaluating and responding to PECO's unsolicited proposals to acquire Resources and an $8.9 million write-off of the Susquehanna Unit No. 1 deferred operating and capital costs that were disallowed in the PUC Decision. The decrease in 1994 was primarily due to a decrease in the income from passive financial investments.

Financing Costs - Resources/PP&L

	In 1995, PP&L continued to take advantage of opportunities to reduce its financing costs by retiring long-term debt with the proceeds from the sales of securities at a lower cost. Interest on long-term debt and dividends on preferred and preference stock decreased from $281 million in 1992 to $241 million in 1995, for a total decrease of $40 million.


Financial Condition

Reduction in Capital Expenditure Requirements - PP&L

	The following schedule shows PP&L's current capital expenditure pro-jections for the years 1996-2000 and reflects a $671 million reduction in capital expenditures from previously budgeted amounts over the period
1996 through 2000.

PP&L's Capital Expenditure Requirements (a)

                            Actual -------------Projected----------------
                             1995    1996    1997    1998    1999   2000
                                         (Millions of Dollars)
Construction expenditures
  Generating facilities      $100    $ 80    $ 63    $ 68    $ 56   $ 61
  Transmission and
    distribution facilities   166     146     140     142     145    150
  Environmental                34      33      25      33      25      3
  Other                        55      49      30      22      18     17
                              355     308     258     265     244    231
Nuclear fuel owned and
  leased                       46      88      62      62      63     64
Other leased property          28       7       7       7       8      8
    Total                    $429    $403    $327    $334    $315   $303

(a)	Construction expenditures include AFUDC which is expected to be less than $20 million in each of the years 1996-2000.

	A significant portion of the reduction in construction expenditures from the amounts projected in 1995 reflects PP&L's decision to not in-stall FGD -- at an estimated capital cost of $413 million -- on the two generating units at the Montour station. Instead of relying on the FGD to achieve compliance with the Phase II requirements of the Clean Air
Act, PP&L plans to purchase low sulfur coal, utilize banked emission al-lowances and purchase additional emission allowances.

	PP&L also has reduced its projected construction expenditures for transmission and distribution facilities during this period by about $120 million and reduced its expenditures for capital improvements at fossil-fueled and hydro generating stations by $78 million from the previous es-timate.

Financing and Liquidity - Resources/PP&L

	Net cash provided by operating activities for 1995 was essentially unchanged and decreased $58.7 million in 1994. The decrease in 1994 was primarily due to lower earnings, increases in income tax payments, higher fuel inventories and a reduction in accounts payable.

	Net cash used in investing activities was $183.5 million lower in 1995 than 1994. This decrease was due primarily to lower construction expenditures and the proceeds from the sale of coal reserves. Net cash used in investing activities was $78.7 million higher in 1994 than 1993 due to higher construction expenditures and an increase in financial in-vestments by a Resources' subsidiary.

	For the years 1993-1995, PP&L issued $1.8 billion of long-term debt and $380 million of preferred stock. For the same period, PP&L and Re-sources issued a total of $157 million of common stock. Proceeds from security sales were used to retire $1.6 billion of long-term debt and $463 million of preferred and preference stock to lower PP&L's financing costs, reduce short-term debt and finance construction expenditures.
During the years 1993-1995, PP&L also incurred $220 million of obliga-tions under capital leases (primarily nuclear fuel). In 1995, PP&L sold $55 million principal amount of first mortgage bonds while Resources is-sued $81 million of common stock of which $74 million was issued through its DRIP and the remaining $7 million issued to PP&L's ESOP. During the year, PP&L retired $140 million of long-term debt.

	PP&L anticipates the issuance of $116 million of unsecured notes in early 1996 in order to redeem higher-cost bonds through the maintenance and replacement fund provisions of PP&L's Mortgage.

	Resources will continue to obtain common equity capital through the DRIP and PP&L's ESOP. It is expected that the DRIP will be continued during the years 1996 and 1997, resulting in proceeds of about $70 mil-lion annually, and that PP&L's ESOP will be continued through 2000, with expected proceeds of about $8 million annually.

	Except for funds derived from sales of common stock, Resources ex-pects that internally generated funds (after provision for dividends and capital lease payments) will be adequate to meet PP&L's capital require-ments and $415 million of debt maturities for the years 1996-2000. PP&L has no preferred stock sinking fund requirements during 1996-2000.

	Additional outside financing, in amounts not currently determinable, or the liquidation of certain financial investments may be required over the next five years to finance investment opportunities in world-wide power projects by PMDC.

	To enhance financing flexibility, a $250 million revolving credit arrangement is maintained with a group of banks and is used principally as a back-up for PP&L's commercial paper. In addition, $45 million in credit arrangements are maintained with a group of banks to provide back-up for PP&L's commercial paper and short-term borrowings of certain of its subsidiaries. No borrowings were outstanding at December 31, 1995 under these arrangements. See Financial Note 10 for further information.

Financial Indicators - Resources

	Resources earned a 12.81% return on average common equity during 1995, an increase from the 8.73% earned in 1994. The ratio of Resources' pre-tax income to interest charges increased from 2.7 in 1994 to 3.6 in 1995. The annual per share dividend rate on common stock remained un-changed at $1.67 per share. The book value per share of common stock in-creased 3.2% from $15.79 at the end of 1994 to $16.29 at the end of 1995. The ratio of the market price to book value of common stock was 153% at the end of 1995 compared with 120% at the end of 1994.

Environmental Matters - PP&L

	Air

	The Clean Air Act deals, in part, with acid rain under Title IV, at-tainment of federal ambient ozone standards under Title I, and toxic air emissions under Title III. The acid rain provisions specified Phase I sulfur dioxide emission limits for about 55% of PP&L's coal-fired gener-ating capacity by January 1995, and more stringent Phase II sulfur diox-ide emission limits for all of PP&L's fossil-fueled generating units by January 2000. PP&L has complied with the Phase I acid rain provisions under Title IV. To meet the Phase II limits, PP&L plans to purchase lower sulfur coal, utilize banked emission allowances and purchase addi-tional emission allowances instead of relying on FGD. PP&L's decision not to install FGD, with an estimated capital cost of $413 million, on the two generating units at the Montour station represents a significant reduction in previously planned capital expenditures. PP&L filed appli-cations for Phase II permits for its fossil-fuel fired plants in December 1995. The permit applications state that PP&L will comply with applica-ble requirements and obtain emission allowances for each ton of sulfur dioxide emitted.

	PP&L has met the initial requirements under Title I to install rea-sonably available control technology to reduce nitrogen oxide emissions.
An additional two-phase reduction in nitrogen oxides from pre-Clean Air
Act levels has been proposed for the area where PP&L's plants are lo-cated, a 55% reduction by May 1999 and a 75% reduction by 2003, unless scientific studies expected to be completed by 1997 indicate a different reduction is appropriate. The reductions would be required during a five-month ozone season from May through September. Expenditures to meet the 1999 requirements are included in the table of projected construction expenditures in "Financial Condition - Reduction in Capital Expenditure Requirements".

	In addition to acid rain and ambient ozone attainment provisions, the clean air legislation requires the EPA to conduct a study of hazard-ous air emissions from power plants. EPA is also studying the health ef-fects of fine particulates which are emitted from power plants and other sources. Adverse findings from either study could cause the EPA to man-date additional ultra high efficiency particulate removal baghouses or specialized flue gas scrubbing to remove certain vaporous trace metals and certain gaseous emissions.

	PP&L currently estimates that additional capital expenditures and operating costs for environmental compliance under the Clean Air Act will be incurred beyond 2000 in amounts which are not now determinable but could be material.

	The Pennsylvania Air Pollution Control Act implements the Clean Air Act. The state legislation essentially requires that new state air emis-sion standards be no more stringent than federal standards. This legis-lation is not expected to significantly affect PP&L's plans for compli-ance with the Clean Air Act.

	The PUC's policy regarding the trading and usage of, and the rate-making treatment for, emission allowances by Pennsylvania electric utili-ties provides, among other things, that the PUC will not require approval of specific transactions and that the cost of allowances will be recog-nized as energy-related power production expenses and recoverable through the ECR.

	Water and Residual Waste

	The DEP regulations governing the handling and disposal of indus-trial (or residual) solid waste require PP&L to upgrade and repermit ex-isting ash basins at all of its coal-fired generating stations by apply-ing updated standards for waste disposal. Ash basins that cannot be repermitted are required to close by July 1997. Any groundwater contami-nation caused by the basins must also be addressed. Any new ash disposal facility must meet the rigid siting and design standards set forth in the regulations. In addition, the siting of future facilities could be af-fected.

	To address the DEP regulations, PP&L is moving forward with its plan to install dry fly ash handling systems at the Brunner Island, Sunbury and Holtwood stations similar to Montour's facilities. Dry fly ash han-dling provides new opportunities for its beneficial use as opposed to disposing of it on-site.

	Groundwater degradation related to fuel oil leakage from underground facilities and seepage from coal refuse disposal areas and coal storage piles has been identified at several PP&L generating stations. Many re-quirements of the DEP regulations address these groundwater degradation issues. PP&L has reviewed its remedial action plans with the DEP. Reme-
dial work is substantially completed at two generating stations.   At
this time, there is no indication that remedial work will be required at other PP&L generating stations.

	The DEP regulations to implement the toxic control provisions of the Federal Water Quality Act of 1987 and to advance Pennsylvania's toxic control program authorize the DEP to use both biomonitoring and a water quality-based chemical-specific approach in the NPDES permits to control toxics. The current Montour station NPDES permit contains stringent lim-its for certain toxic metals and increased monitoring requirements.
Toxic reduction studies are being conducted at the Montour station before the permit limits become effective. Depending on the results of the studies, additional water treatment facilities may be needed at the Mon-tour station. Improvements and upgrades are being planned for the Sun-bury, Brunner Island and Holtwood stations' waste water treatment systems to meet the anticipated NPDES permit requirements.

	Capital expenditures through 2000 to comply with the residual waste regulations, correct groundwater degradation at fossil-fueled generating stations and address waste water control at PP&L facilities, are included in the table of construction expenditures in "Financial Condition - Re-duction in Capital Expenditure Requirements". PP&L currently estimates that about $68 million of additional capital expenditures could be re-quired in 2000 and beyond. Actions taken to correct groundwater degrada-tion, to comply with the DEP's regulations and to address waste water control are also expected to result in increased operating costs in amounts which are not now determinable but could be material.

	Superfund and Other Remediation

	PP&L has signed a consent order with the DEP to address a number of sites where PP&L may be liable for remediation of contamination. This may include potential PCB contamination at certain of PP&L's substations and pole sites; potential contamination at a number of coal gas manufac-turing facilities formerly owned and operated by PP&L; and oil or other contamination which may exist at some of PP&L's former generating facili-ties. As a current or past owner or operator of these sites, PP&L may be liable under Superfund or other laws for the costs associated with ad-dressing any hazardous substances at these sites.

	These sites have been prioritized based upon a number of factors, including any potential human health or environmental risk posed by the site, the public's interest in the site, and PP&L's plans for the site. Under the consent order, PP&L will not be required to spend more than $5 million per year on investigation and remediation at those sites covered by the consent order. PP&L will not be required to spend additional money under the consent order in any year that its total remediation costs for sites both within and outside the scope of the consent order exceeds $5 million.

	At December 31, 1995, PP&L had accrued $11.2 million, representing the amount PP&L can reasonably estimate it will have to spend to remedi-ate sites involving the removal of hazardous or toxic substances includ-ing those covered by the consent order mentioned above. PP&L is involved in several other sites where it may be required, along with other par-ties, to contribute to such remediation. Some of these sites have been listed by the EPA under Superfund, and others may be candidates for list-ing at a future date. Future cleanup or remediation work at sites cur-rently under review, or at sites not currently identified, may result in material additional operating costs which PP&L cannot estimate at this time. In addition, certain federal and state statutes, including Super-fund and the Pennsylvania Hazardous Sites Cleanup Act, empower certain governmental agencies, such as the EPA and the DEP, to seek compensation from the responsible parties for the lost value of damaged natural re-sources. The EPA and the DEP may file such compensation claims against the parties, including PP&L, held responsible for cleanup of such sites. Such natural resource damage claims against PP&L could result in material additional liabilities.

	Electric and Magnetic Fields

	Concerns have been expressed by some members of the scientific com-munity and others regarding the potential health effects of EMFs. These fields are emitted by all devices carrying electricity, including elec-tric transmission and distribution lines and substation equipment. Fed-eral, state and local officials are focusing increased attention on this issue. PP&L is actively participating in the current research effort to determine whether EMFs cause any human health problems and is taking steps to reduce EMFs, where practical, in the design of new transmission and distribution facilities. PP&L is unable to predict what effect the EMF issue might have on PP&L operations and facilities and the associated cost.



	Subsidiary Issues

	In June 1995, the DEP ordered a PP&L subsidiary to abate seepage al-legedly discharged from a mine formerly operated by that subsidiary. The subsidiary currently does not believe that it is responsible for this seepage and has appealed the order to DEP's Environmental Hearing Board, which has scheduled evidentiary hearings on the matter. A consultant has been hired to perform additional testing to determine the source of the seepage. If no connection exists between the mine water and the seepage, no abatement is required. However, if abatement ultimately is required, the PP&L subsidiary may be responsible for an extensive and protracted program to pump water from the mine at a cost which could be material.

	Other Environmental Matters

	In addition to the issues discussed above, PP&L may be required to modify, replace or cease operating certain of its facilities to comply with other statutes, regulations and actions by regulatory bodies involv-ing environmental matters, including the areas of water and air quality, hazardous and solid waste handling and disposal and toxic substances. As a result, PP&L may also incur material capital expenditures and operating expenses in amounts which are not now determinable.


Uranium Enrichment Decontamination and Decommissioning Fund - PP&L

	The Energy Act established the D&D Fund and provides for an assess-ment on domestic utilities with nuclear power operations, including PP&L. Assessments are based on the amount of uranium a utility had processed for enrichment prior to enactment of the Energy Act and the assessments are expected to be paid to the D&D Fund by such utilities over a 15-year period. Amounts paid to the D&D Fund are to be used for the ultimate de-contamination and decommissioning of the DOE's uranium enrichment facili-ties. The Energy Act states that the assessment shall be deemed a neces-sary and reasonable current cost of fuel and shall be fully recoverable in rates in all jurisdictions in the same manner as the utility's other fuel costs.

	As of December 31, 1995, PP&L's recorded liability for its total as-sessment amounted to about $29.7 million. The liability is subject to adjustment for inflation. The corresponding charge to expense was de-ferred because PP&L includes its annual payments to the D&D Fund in the ECR which is in PP&L's PUC tariffs and in the fuel adjustment clause which is in PP&L's FERC tariffs. As a result, the assessment does not affect net income.

New Accounting Standards - Resources

	Effective January 1, 1996, Resources adopted SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 121 requires a company to review certain assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an asset is deter-mined to be impaired, an impairment loss is recognized. Resources does not anticipate any impairment as a result of adopting SFAS 121.



	Also effective January 1, 1996, Resources adopted SFAS 123, "Accounting for Stock-Based Compensation." SFAS 123 addresses the recom-mended accounting and required disclosures for stock-based employee com-pensation plans, which include all arrangements by which employees re-ceive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of the employer's stock. Resources' current accounting for restricted stock awards conforms to the requirements as defined in SFAS 123.

	The adoption of SFAS 121 and 123 will not have a significant impact on net income.

Increasing Competition - Resources/PP&L

	The electric utility industry, including PP&L, has experienced and will continue to experience a significant increase in the level of compe-tition in the energy supply market. The Energy Act amended the Public Utility Holding Company Act of 1935 to create a new class of independent power producers, and amended the Federal Power Act to provide open access to electric transmission systems for wholesale transactions. In response to this increased competition, PP&L has undertaken strategic initiatives to improve financial performance and enhance its competitive position.
See "Earnings" for a discussion of these initiatives.

	PUC Investigation on Competition - PP&L

	In May 1994, the PUC ordered a generic investigation to examine the role of competition in Pennsylvania's electric utility industry. The purpose of the investigation is to solicit input regarding the potential impact of competition on the state's electric utilities and their custom-ers. The first phase of the investigation gathered and analyzed data at both the wholesale and retail levels of the electric utility industry. Interested parties filed written comments addressing the following spe-cific topics: issues and impact of wheeling, consumer issues, safety and reliability, the impact of market structure changes and legal issues.
PP&L submitted comments in response to the PUC order.

	The second phase of the investigation involves hearings to accept testimony from interested parties. These hearings, which began in Decem-ber 1995, are presided over by the PUC Commissioners and an Administra-tive Law Judge. In January 1996, PP&L testified before this panel to ex-press support for full customer choice of their energy supplier for all customer classes. PP&L will be involved in efforts to encourage a smooth transition to full competition. PP&L believes that this transition to full competition should allow for the recovery of a utility's stranded investments, which are those costs incurred by a utility because of fed-eral or state regulatory requirements and, also, any portion of prudent investments made in generating facilities which would not be recoverable in a competitive market.

	Open Access and Stranded Costs - PP&L

	In March 1995, the FERC issued a NOPR, primarily dealing with open access to transmission lines and recovery of stranded costs. If adopted as proposed, the NOPR would require all utilities to file open access tariffs available to all wholesale sellers and buyers of electricity.
The tariffs must offer point-to-point and network services, as well as ancillary services. A utility would have to offer these services to all eligible wholesale customers on a basis comparable to the services the utility provides to itself. A utility must take service under its trans-mission access tariff for its own wholesale sales and purchases. The
NOPR would not affect existing transmission agreements.

	The NOPR also provides that utilities are entitled to recover all "legitimate, prudent and verifiable stranded costs" incurred as a result of rendering transmission services pursuant to their tariffs. The FERC proposes to provide recovery mechanisms for wholesale stranded costs, in-cluding stranded costs resulting from municipalization. The NOPR con-tains filing requirements for utilities to seek recovery of wholesale stranded costs. Wholesale contracts signed after July 11, 1994 must con-tain explicit provisions authorizing recovery of stranded costs. For contracts signed before this date, a utility may seek recovery if it can show that it had a reasonable expectation of continuing to serve the cus-tomer after the contract term and that it has made reasonable efforts to mitigate any stranded costs. PP&L's contracts with its 18 FERC wholesale customers were signed before July 11, 1994.

	The states have responsibility for adopting policies concerning re-covery of stranded costs resulting from retail wheeling transactions.
Under the NOPR, the FERC will assert jurisdiction over such costs only if the states lack authority to deal with stranded costs.

	Initial comments on the open access and stranded cost recovery por-tions of the NOPR were due in August 1995. PP&L filed comments on the NOPR. The FERC is expected to issue a final ruling on the NOPR in 1996.

	New Markets - Resources

	One of Resources' strategic initiatives is to invest in power-related businesses outside of PP&L's service territory, both domestically and in foreign countries. To take advantage of these new business oppor-tunities, PP&L formed a holding company structure, effective April 27, 1995, after receiving all necessary regulatory approvals and shareowner approval at PP&L's 1995 annual meeting. As a result of this restructur-ing, PP&L became a direct subsidiary of Resources.

	In March 1994, a new subsidiary, PMDC, was incorporated and received an initial capital contribution of $50 million. PMDC engages in unregu-lated business activities through investments in world-wide power mar-kets. In 1995, PMDC invested $10.6 million as part of a consortium that is part owner of an electric generating company in Bolivia and committed to invest up to $10 million as a partner in a fund which will invest in Latin American generation, transmission and distribution businesses.
PMDC also committed to invest up to $24 million as part of a consortium to develop an integrated gas, power and transmission facility in Peru.
This project will be funded during 1996 and 1997.

	In July 1995, Resources formed another unregulated subsidiary, Spec-trum, to pursue opportunities to offer energy-related products and serv-ices to PP&L's existing customers and to others beyond PP&L's service territory. Other subsidiaries may be formed to take advantage of new business opportunities.



	PJM Proposed Restructuring Plan - PP&L

	In November 1995, all but one PJM company supported the plan that PJM presented to the FERC to increase competition in the region. The other company presented a separate plan. The PJM plan would offer to all generators and wholesale buyers of electricity a PJM Pool-wide energy market and open access to Pool-wide high-voltage transmission lines.

	The PJM plan contains a number of key components, including: 1) new Pool-wide transmission tariffs to provide open access, comparable service to all wholesale customers; 2) implementation of a regional energy market with price-based dispatch, open to all wholesale bulk power buyers and sellers; and 3) an Independent System Operator to administer Pool opera-tions and transmission service, and to operate the regional energy mar-ket.

	The PJM plan is designed to further develop a truly competitive wholesale market with broader participation. The PJM companies propose to submit a comprehensive filing to the FERC for approval in May 1996, with implementation of the new structure by the end of 1996.

Proposed Acquisition by PECO Energy Company - Resources

	In August 1995, PECO publicly announced a proposal to acquire Re-sources. Under this proposal, each share of Resources' common stock would have been converted into 0.865 of a share of PECO's common stock.

	In September 1995, Resources' Board of Directors, after due consid-eration and review of the proposal, unanimously voted to reject the pro-posal. The Board concluded that the proposal was not in the best inter-ests of Resources, its shareowners, customers, employees or the communities it serves.

	In October 1995, PECO made a revised acquisition proposal for con-sideration by Resources' Board. Under the revised proposal, Resources' shareowners would have received 0.921 shares of PECO's common stock for each share of Resources' common stock which they owned. PECO stated that the revised proposal was its "final offer." On November 1, 1995, Re-sources' Board, after a comprehensive analysis, unanimously voted to re-ject the revised proposal. The Board concluded that the revised proposal was not in the best interests of Resources and its shareowners, custom-ers, employees or the communities it serves. Later that same day, PECO withdrew its proposal to acquire Resources and stated that it would take no further action to pursue such a transaction.

(Address and phone number appears here)
                    Thirty South Seventeenth Street
                    Philadelphia, PA  19103-4094
                    Telephone 215 575 5000

(Price Waterhouse LLP logo appears here)

Independent Auditors' Report

February 1, 1996

To the Shareowners and Board of Directors of PP&L Resources, Inc. and to the Shareowners and Board of Directors of Pennsylvania Power & Light Company

In our opinion, the consolidated financial statements listed in the index appearing under Item 8 on page 25 and the supplemental financial statement schedule appearing under the Exhibit Index on page 107 as Exhibit 99, present fairly, in all material respects, the consolidated financial position of PP&L Resources, Inc. and its subsidiaries (Resources) at December 31, 1995 and their consolidated results of operations and their cash flows for the year then ended and the consolidated financial position of Pennsylvania Power & Light Company and its subsidiaries (PP&L) at December 31, 1995 and their consolidated results of operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. These financial statements and the financial statement schedule are the responsibility of management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. The consolidated financial statements of PP&L for the years ended December 31, 1994 and 1993, prior to restatement (not presented separately herein), were audited by other independent accountants whose report dated February 3, 1995 expressed an unqualified opinion on those financial statements.

As discussed in Note 1 to the consolidated financial statements, effective April 27, 1995, Resources, which had been a wholly-owned subsidiary of PP&L, became the parent holding company of PP&L. The accompanying consolidated financial statements reflect this reorganization on a retroactive basis. We have audited the adjustments that were applied to restate the 1994 and 1993 PP&L consolidated financial statements. In our opinion, such adjustments are appropriate and have been properly applied to the 1994 and 1993 PP&L consolidated financial statements.



(Signed) Price Waterhouse LLP

(Deloitte & Touche LLP Logo appears here)
(Address and phone number appear here)
                Two Hilton Court
                P.O. Box 319
                Parsippany, New Jersey 07054-0319
                Telephone: (201) 631-7000
                Facsimile: (201) 631-7459


INDEPENDENT AUDITORS' REPORT

Pennsylvania Power & Light Company:

We have audited the consolidated balance sheet and statements of preferred and preference stock and long-term debt of Pennsylvania Power & Light Company and its subsidiaries as of December 31, 1994, and the related consolidated statements of income, shareowners' common equity, and cash flows for each of the two years in the period ended December 31, 1994, prior to restatement and not presented separately herein. Our audits also included the financial statement schedules for the years ended December 31, 1994 and 1993 listed in the Index at Item 8 and in the
Exhibit Index as Exhibit 99. These financial statements and the financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements, prior to restatement and not presented separately herein, present fairly, in all material respects, the financial position of the Pennsylvania Power & Light Company and its subsidiaries at December 31, 1994, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedules for the years ended December 31, 1994 and 1993, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 7 to the consolidated 1994 financial statements, prior to restatement and not presented separately herein, in 1994 the Company changed its method of accounting for certain investments in debt and equity securities to conform with Statement of Financial Accounting
Standards Number 115.


(Signed) Deloitte & Touche LLP

February 3, 1995


(Deloitte Touche
Tohmatsu
International logo appears here)

                       PP&L Resources, Inc.
      Management's Report on Responsibility for Financial Statements


	The management of PP&L Resources, Inc. is responsible for the preparation, integrity and objectivity of the consolidated financial statements and all other sections of this annual report. The financial statements were prepared in accordance with generally accepted accounting principles and the Uniform System of Accounts prescribed by the Federal Energy Regulatory Commission. In preparing the financial statements, management makes informed estimates and judgments of the expected effects of events and transactions based upon currently available facts and circumstances. Management believes that the financial statements are free of material misstatement and present fairly the financial position, results of operations and cash flows of Resources.

	Resources' consolidated financial statements have been audited by Price Waterhouse LLP (Price Waterhouse), independent certified public accountants, whose report with respect to the financial statements appears on page 45. Price Waterhouse's appointment as auditors was previously ratified by the shareowners. Management has made available to Price Waterhouse all Resources' financial records and related data, as well as the minutes of shareowners' and directors' meetings. Management believes that all representations made to Price Waterhouse during its audit were valid and appropriate.

	Resources maintains a system of internal control designed to provide reasonable, but not absolute, assurance as to the integrity and reliability of the financial statements, the protection of assets from unauthorized use or disposition and the prevention and detection of fraudulent financial reporting. The concept of reasonable assurance recognizes that the cost of a system of internal control should not exceed the benefits derived and that there are inherent limitations in the effectiveness of any system of internal control.

	Fundamental to the control system is the selection and training of qualified personnel, an organizational structure that provides appropriate segregation of duties, the utilization of written policies and procedures and the continual monitoring of the system for compliance. In addition, Resources maintains an internal auditing program to evaluate Resources' system of internal control for adequacy, application and compliance. Management considers the internal auditors' and Price Waterhouse's recommendations concerning its system of internal control and has taken actions which are believed to be cost-effective in the circumstances to respond appropriately to these recommendations. Management believes that Resources' system of internal control is adequate to accomplish the objectives discussed in this report.

	The Board of Directors, acting through its Audit Committee, oversees management's responsibilities in the preparation of the financial statements. In performing this function, the Audit Committee, which is composed of four independent directors, meets periodically with management, the internal auditors and the independent certified public accountants to review the work of each. The independent certified public accountants and the internal auditors have free access to the Audit Committee and to the Board of Directors, without management present, to discuss internal accounting control, auditing and financial reporting matters.

	Management also recognizes its responsibility for fostering a strong ethical climate so that Resources' affairs are conducted according to the highest standards of personal and corporate conduct. This responsibility is characterized and reflected in Resources' Standards of Integrity, which is publicized throughout Resources. The Standards of Integrity addresses: the necessity of ensuring open communication within Resources; potential conflicts of interest; proper procurement activities; compliance with all applicable laws, including those relating to financial disclosure; and the confidentiality of proprietary information. Resources maintains a systematic program to assess compliance with these policies.


(Signed) William F. Hecht
William F. Hecht
Chairman, President and Chief Executive Officer


(Signed) R. E. Hill
R. E. Hill
Senior Vice President - Financial and Treasurer

                 Pennsylvania Power & Light Company
      Management's Report on Responsibility for Financial Statements


	The management of Pennsylvania Power & Light Company is responsible for the preparation, integrity and objectivity of the consolidated financial statements and all other sections of this annual report. The financial statements were prepared in accordance with generally accepted accounting principles and the Uniform System of Accounts prescribed by the Federal Energy Regulatory Commission. In preparing the financial statements, management makes informed estimates and judgments of the expected effects of events and transactions based upon currently available facts and circumstances. Management believes that the financial statements are free of material misstatement and present fairly the financial position, results of operations and cash flows of PP&L.

	PP&L's consolidated financial statements have been audited by Price Waterhouse LLP (Price Waterhouse), independent certified public accountants, whose report with respect to the financial statements appears on page 45. Price Waterhouse's appointment as auditors was previously ratified by the shareowners. Management has made available to Price Waterhouse all PP&L's financial records and related data, as well as the minutes of shareowners' and directors' meetings. Management believes that all representations made to Price Waterhouse during its audit were valid and appropriate.

	PP&L maintains a system of internal control designed to provide reasonable, but not absolute, assurance as to the integrity and reliability of the financial statements, the protection of assets from unauthorized use or disposition and the prevention and detection of fraudulent financial reporting. The concept of reasonable assurance recognizes that the cost of a system of internal control should not exceed the benefits derived and that there are inherent limitations in the effectiveness of any system of internal control.

	Fundamental to the control system is the selection and training of qualified personnel, an organizational structure that provides appropriate segregation of duties, the utilization of written policies and procedures and the continual monitoring of the system for compliance. In addition, PP&L maintains an internal auditing program to evaluate PP&L's system of internal control for adequacy, application and compliance. Management considers the internal auditors' and Price Waterhouse's recommendations concerning its system of internal control and has taken actions which are believed to be cost-effective in the circumstances to respond appropriately to these recommendations. Management believes that PP&L's system of internal control is adequate to accomplish the objectives discussed in this report.

	The Board of Directors, acting through Resources' Audit Committee, oversees management's responsibilities in the preparation of the financial statements. In performing this function, the Audit Committee, which is composed of four independent directors, meets periodically with management, the internal auditors and the independent certified public accountants to review the work of each. The independent certified public accountants and the internal auditors have free access to Resources'Audit Committee and to the Board of Directors, without management present, to discuss internal accounting control, auditing and financial reporting matters.

	Management also recognizes its responsibility for fostering a strong ethical climate so that PP&L's affairs are conducted according to the highest standards of personal and corporate conduct. This responsibility is characterized and reflected in PP&L's Standards of Integrity, which is publicized throughout PP&L. The Standards of Integrity addresses: the necessity of ensuring open communication within PP&L; potential conflicts of interest; proper procurement activities; compliance with all applicable laws, including those relating to financial disclosure; and the confidentiality of proprietary information. PP&L maintains a systematic program to assess compliance with these policies.


(Signed) William F. Hecht
William F. Hecht
Chairman, President and Chief Executive Officer


(Signed) R. E. Hill
R. E. Hill
Senior Vice President - Financial

CONSOLIDATED STATEMENT OF INCOME
PP&L Resources, Inc. and Subsidiaries
(Thousands of Dollars, except per share data)
                                                                 1995            1994            1993
Operating Revenues (Notes 1, 2, 3 and 4)...................     $2,751,798      $2,725,099      $2,727,002

Operating Expenses
  Operation
    Fuel....................................................       438,229         458,932         506,900
    Power purchases.........................................       290,940         287,316         278,800
    Other...................................................       517,461         487,431         460,482
  Maintenance...............................................       185,555         179,992         193,242
  Depreciation (Notes 1 and 9)..............................       302,237         288,759         271,390
  Amortized depreciation (Notes 1 and 9)....................        47,007          26,258          14,249
  Income taxes (Note 5).....................................       261,620         218,229         235,164
  Taxes, other than income (Note 5).........................       200,634         201,161         203,967
  Voluntary early retirement program
   (Note 12) ...............................................       (65,661)         75,859
                                                                 2,178,022       2,223,937       2,164,194
Operating Income............................                       573,776         501,162         562,808

Other Income and (Deductions)
  Allowance for equity funds used during
    construction (Note 1)...................................         4,164           4,686           7,981
  Income tax credits (expense)
   (Notes 5 and 14).........................................       (23,891)         38,647           1,280
  Gain (loss) on subsidiary coal reserves
   (Note 14)................................................        41,622         (73,670)
  Other -- net..............................................       (19,358)           (228)          8,700
                                                                     2,537         (30,565)         17,961
Income Before Interest Charges and Dividends on
  Preferred and Preference Stock ...........................       576,313         470,597         580,769

Interest Charges
  Long-term debt............................                       213,413         214,390         225,800
  Short-term debt and other.................................        20,387          20,259          14,443
  Allowance for borrowed funds used during
    construction and interest capitalized
    (Note 1)................................................        (7,908)         (8,392)         (7,600)
                                                                   225,892         226,257         232,643

Preferred and Preference Stock Dividend
  Requirements..............................................        27,768          28,405          33,885
Net Income..................................                      $322,653        $215,935        $314,241

Earnings Per Share of Common Stock (a)......                         $2.05           $1.41           $2.07

Average Number of Shares Outstanding
  (thousands)...............................................       157,649         153,458         151,904

Dividends Declared Per Share of Common Stock..........               $1.67           $1.67           $1.65

(a) Based on average number of shares outstanding.

See accompanying Notes to Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
PP&L Resources, Inc. and Subsidiaries
(Thousands of Dollars)
                                                                                 1995          1994          1993
Cash Flows From Operating Activities
  Net income............................................                        $322,653      $215,935      $314,241
  Adjustments to reconcile net income to net
  cash provided by operating activities
    Depreciation.............................................................    351,478       317,287       289,055
  Amortization of property under
     capital leases..........................................................     79,160        86,271        83,868
    Preferred and preference stock dividend requirements                          27,768        28,405        33,885
    Amortization of contract settlement proceeds and
      deferred cost of power plant spare parts...............................    (37,538)      (37,793)      (38,602)
    Deferred income taxes and investment tax credits.........................     15,765       (70,336)       12,229
    Voluntary early retirement program ......................................    (65,661)       75,859
    Write-down of coal reserves ...........................................................     73,670
    Change in current assets and current liabilities
      Unbilled and refundable electric revenues..............................     (2,367)       31,365       (10,291)
      Fuel inventories.......................................................     43,312       (29,843)       46,672
      Accounts payable.......................................................    (17,776)      (25,229)        9,991
      Other..................................................................     (9,653)      (10,876)       11,441
    Other operating activities -- net........................................    (14,882)       56,283        17,244
        Net cash provided by operating activities............................    692,259       710,998       769,733

Cash Flows From Investing Activities
  Property, plant and equipment expenditures............                        (402,789)     (505,029)     (487,836)
  Proceeds from sale of nuclear fuel to trust................................     44,410        35,790        63,431
  Proceeds from sale of coal reserves........................................     52,000
  Purchases of available-for-sale securities ................................   (302,965)     (203,622)
  Sales and maturities of available-for-sale securities .....................    300,296       148,202
  Other investing activities -- net..........................................     (4,427)       27,694         6,120
        Net cash used in investing activities................................   (313,475)     (496,965)     (418,285)

Cash Flows From Financing Activities
  Issuance of long-term debt............................                          55,000       918,750       850,000
  Issuance of common stock...................................................     80,523        69,744         6,635
  Issuance of preferred stock..............................................................     80,000       300,000
  Retirement of long-term debt...............................................   (140,250)     (637,350)     (809,000)
  Retirement of preferred and preference stock......................................          (120,000)     (342,837)
  Payments on capital lease obligations......................................    (79,160)      (86,271)      (83,868)
  Common, preferred and preference dividends paid............................   (289,745)     (283,650)     (284,642)
  Net increase (decrease) in short-term debt.................................     14,977      (128,092)       42,912
  Costs associated with issuance and retirement
    of securities............................................................    (10,286)      (25,317)      (37,448)
  Other financing activities -- net..........................................        (39)          (39)          (39)
        Net cash used in financing activities................................   (368,980)     (212,225)     (358,287)

Net Increase (Decrease) in Cash and
Cash Equivalents.............................................................      9,804         1,808        (6,839)
Cash and Cash Equivalents at Beginning of Period.............................     10,079         8,271        15,110
Cash and Cash Equivalents at End of Period...................................    $19,883       $10,079        $8,271

Supplemental Disclosures of Cash Flow Information
  Cash paid during the year for:
    Interest (net of amount capitalized).....................................   $217,785      $200,140      $205,090
    Income taxes.............................................................   $257,415      $264,198      $221,049

See accompanying Notes to Financial Statements.

CONSOLIDATED BALANCE SHEET AT DECEMBER 31
PP&L Resources, Inc. and Subsidiaries
(Thousands of Dollars)
Assets                                                               1995            1994
Property, Plant and Equipment
  Electric utility plant in service -- at
    original cost..............................                     $9,637,401      $9,306,519
    Accumulated depreciation (Notes 1 and 9)....................    (3,113,374)     (2,871,129)
    Deferred depreciation (Notes 1 and 9) ......................       209,330         256,021
                                                                     6,733,357       6,691,411


  Construction work in progress -- at cost .....................       170,446         211,288
  Nuclear fuel owned and leased -- net of
    amortization (Note 8) ......................................       133,447         143,591
  Other leased property -- net of
    amortization (Note 8) ......................................        84,575          80,385

    Electric utility plant -- net ..............................     7,121,825       7,126,675
  Other property -- (net of depreciation,
    amortization and depletion 1995, $55,628;
    1994, $54,199) (Note 14)....................................        57,120          67,850
                                                                     7,178,945       7,194,525


Investments
  Associated company -- at equity (Note 1).....                         17,169          17,088
  Nuclear plant decommissioning trust fund
   (Notes 1 and 6)..............................................       109,400          87,490
  Financial investments (Notes 1 and 7) ........................       141,987         119,632
  Other -- at cost or less (Note 7) ............................        20,742           8,654
                                                                       289,298         232,864


Current Assets
  Cash and cash equivalents (Note 1) ..........                         19,883          10,079
  Current financial investments (Notes 1 and 7).................        95,998         100,537
  Accounts receivable (less reserve: ...................................
    1995, $34,911; 1994, $29,083)
    Customers ..................................................       197,071         189,771
    Other ......................................................        14,077          14,471
  Unbilled revenues.............................................        92,139          88,668
  Fuel (coal and oil) -- at average cost .......................        82,233         125,545
  Materials and supplies -- at average cost  ...................       108,052         123,630
  Prepayments ..................................................        10,406          11,015
  Deferred income taxes (Note 5)................................        41,864          27,572
  Other ........................................................        30,883          26,916
                                                                       692,606         718,204


Deferred Debits
  Taxes recoverable through future rates
    (Notes 5 and 9)............................                      1,002,902         986,292
  Other (Notes 1, 3, 5, 9, 11 and 12)...........................       327,935         239,796
                                                                     1,330,837       1,226,088
                                                                    $9,491,686      $9,371,681





See accompanying Notes to Financial Statements.






Liabilities                                                          1995            1994

Capitalization
  Common equity
    Common stock ...............................................        $1,594          $1,555
    Capital in excess of par value  ............................     1,513,430       1,432,946
    Earnings reinvested.........................................     1,083,135       1,024,127
    Capital stock expense and other ............................        (1,050)         (4,160)
                                                                     2,597,109       2,454,468
  Preferred stock
    With sinking fund requirements .............................       295,000         295,000
    Without sinking fund requirements ..........................       171,375         171,375

  Long-term debt ...............................................     2,828,728       2,940,750
                                                                     5,892,212       5,861,593

Current Liabilities
  Commercial paper (Note 10) ..................                         68,000          64,000
  Bank loans (Note 10) .........................................        21,145          10,168
  Long-term debt due within one year ...........................        30,000              39
  Capital lease obligations due within
    one year (Note 8) ..........................................        81,017          73,682
  Accounts payable .............................................       128,297         146,073
  Taxes accrued ................................................        46,719          46,741
  Interest accrued .............................................        65,499          63,958
  Dividends payable ............................................        73,379          71,710
  Other ........................................................        86,233         101,924
                                                                       600,289         578,295

Deferred Credits and Other Noncurrent Liabilities
  Deferred investment tax credits (Note 5) ....                        219,250         230,064
  Deferred income taxes (Note 5) ...............................     2,106,538       2,046,861
  Capital lease obligations (Note 8) ...........................       138,624         151,083
  Other (Notes 1, 3, 6, and 11).................................       534,773         503,785
                                                                     2,999,185       2,931,793

Commitments and Contingent Liabilities (Note 15) ..............







                                                                    $9,491,686      $9,371,681

See accompanying Notes to Financial Statements.

CONSOLIDATED STATEMENT OF SHAREOWNERS' COMMON EQUITY
PP&L Resources, Inc. and Subsidiaries
(Thousands of Dollars)
                                                                                                   Capital
                                            Common Stock             Capital                        Stock
                                            Outstanding             in Excess      Earnings        Expense
                                        Shares (a)      Amount    of Par Value    Reinvested      & Other
Balance at December 31, 1992             151,885,335      $1,519     $1,362,629     $1,014,760       $(11,969)

  Net income....................................                                       314,241
  Cash dividends declared on
    common stock ............................                                         (250,611)
  Stock redemption costs................                                               (12,432)
  Common stock issued (b)............        246,754           2          6,633
  Other.............................................                                                    1,063
Balance at December 31, 1993             152,132,089      $1,521     $1,369,262     $1,065,958       $(10,906)

  Net income....................................                                       215,935
  Cash dividends declared on
    common stock.............................                                         (256,545)
  Stock redemption costs................                                                (1,221)
  Common stock issued (b) ...........      3,349,873          34         63,684
  Other.............................................                                                    6,746
Balance at December 31, 1994             155,481,962      $1,555     $1,432,946     $1,024,127        $(4,160)

  Net income....................................                                       322,653
  Cash dividends declared on
    common stock.............................                                         (263,645)
  Common stock issued (b) ...........      3,921,304          39         80,484
  Other.............................................                                                    3,110
Balance at December 31, 1995             159,403,266      $1,594     $1,513,430     $1,083,135        $(1,050)

(a) $.01 par value, 170,000,000 shares authorized.  Each share entitles the holder to one vote on any question presented to any shareowners'  meeting.
(b) In 1993, Common Stock was issued through the Employee Stock Ownership Plan.  In 1994 and 1995, Common Stock was issued through the ESOP and the Dividend Reinvestment Plan.

Consolidated Statement of Preferred and Preference Stock at December 31,
PP&L Resources, Inc. and Subsidiaries (a)
(Thousands of Dollars)
                                                                                    Shares
                                                           Outstanding            Outstanding      Shares
                                                         1995         1994           1995        Authorized

PP&L
   Preferred Stock -- $100 par, cumulative
     4-1/2%.................                             $53,019        $53,019        530,189        629,936
     Series.........................................     413,356        413,356      4,133,556     10,000,000
                                                        $466,375       $466,375


(a)  Each share of PP&L's preferred stock entitles the holder to one vote on any question presented to PP&L's shareowners' meetings.  There were
     10,000,000 shares of Resources' preferred stock and  5,000,000 shares of PP&L's preference stock authorized; none were outstanding at December 31, 1995 and 1994, respectively.
(b)  The involuntary liquidation price of the preferred stock is $100 per share.  The optional voluntary liquidation price is the optional redemption price per share in effect, except for the 4-1/2% Preferred Stock for which such price is $100 per share (plus in each case any unpaid dividends).
(c)  PP&L does not have any sinking fund requirements through 2000.
(d)  These series of preferred stock are not redeemable prior to the following years:
     5.95%, 2001; 6.05%, 2002; 6.125%, 6.15%, 6.33% and 6.75%, 2003.
(e)  Shares to be redeemed in full on April 1 as follows:  5.95%, 2001; 6.05%, 2002; and 6.15%,
     2003.
(f)  Shares to be redeemed annually on October 1 as follows:  2003-2007, 57,500; 2008, 862,500.
(g)  Shares to be redeemed annually on July 1 as follows:  2003-2007, 50,000; 2008, 750,000.


See accompanying Notes to Financial Statements.

Details of Preferred Stock (b)
                                                                                      Optional       Sinking Fund
                                                                                     Redemption      Provisions (c)
                                                                          Shares      Price Per  Shares to be
                                             Outstanding                Outstanding     Share      Redeemed     Redemption
                                                 1995         1994         1995         1995       Annually       Period
With Sinking Fund Requirements
  Series Preferred
    5.95% ...................................    $30,000      $30,000       300,000      (d)          (e)          2001
    6.05%....................................     25,000       25,000       250,000      (d)          (e)          2002
    6.125% ..................................    115,000      115,000     1,150,000      (d)          (f)       2003-2008
    6.15%....................................     25,000       25,000       250,000      (d)          (e)          2003
    6.33% ...................................    100,000      100,000     1,000,000      (d)          (g)       2003-2008
                                                $295,000     $295,000

Without Sinking Fund Requirements
  4-1/2% Preferred...........................    $53,019      $53,019       530,189     $110.00
  Series Preferred
    3.35%....................................      4,178        4,178        41,783      103.50
    4.40%....................................     22,878       22,878       228,773      102.00
    4.60%....................................      6,300        6,300        63,000      103.00
    6.75%....................................     85,000       85,000       850,000      (d)
                                                $171,375     $171,375

Increases (Decreases) in Preferred and Preference Stock

                                                     1995                       1994                      1993
                                                Shares       Amount       Shares       Amount       Shares        Amount
Series Preferred Stock
  5.95% .....................................................               300,000     $30,000
  6.05% .....................................................               250,000      25,000
  6.125% ...................................................                                        1,150,000     $115,000
  6.15% .....................................................               250,000      25,000
  6.33% .....................................................                                       1,000,000      100,000
  6.75% .....................................................                                         850,000       85,000
  6.875% ...................................................               (400,000)    (40,000)     (100,000)     (10,000)
  7.00% .....................................................              (800,000)    (80,000)     (200,000)     (20,000)
  7.375% ...................................................                                         (500,000)     (50,000)
  7.40% .....................................................                                        (176,000)     (17,600)
  7.82% .....................................................                                        (500,000)     (50,000)
  7.927% ...................................................                                          (30,000)      (3,000)
  8.00% .....................................................                                        (250,000)     (25,000)
  8.60% .....................................................                                        (222,370)     (22,237)
  8.75%......................................................                                        (300,000)     (30,000)

Preference Stock
  $8.00 ......................................................                                       (350,000)     (35,000)
  $8.40 ......................................................                                       (400,000)     (40,000)
  $8.70.......................................................                                       (400,000)     (40,000)

Decreases in Preferred and Preference Stocks represent:  (i) the redemption of stock pursuant to sinking fund requirements; or (ii) shares redeemed pursuant to optional redemption provisions
There were no issuances nor redemptions of preferred or preference stock in 1995.

See accompanying Notes to Financial Statements.

CONSOLIDATED STATEMENT OF INCOME
Pennsylvania Power & Light Company and Subsidiaries
(Thousands of Dollars, except per share data)
                                                                         1995           1994(a)          1993

Operating Revenues (Notes 1, 2, 3 and 4)............................    $2,751,798      $2,725,099      $2,727,002

Operating Expenses
  Operation
    Fuel............................................................       438,229         458,932         506,900
    Power purchases.................................................       290,940         287,316         278,800
    Other...........................................................       517,461         487,431         460,482
  Maintenance.......................................................       185,555         179,992         193,242
  Depreciation (Notes 1 and 9)......................................       302,237         288,759         271,390
  Amortized depreciation (Notes 1 and 9)............................        47,007          26,258          14,249
  Income taxes (Note 5).............................................       261,620         218,229         235,164
  Taxes, other than income (Note 5).................................       200,634         201,161         203,967
  Voluntary early retirement program (Note 12) .....................       (65,661)         75,859
                                                                         2,178,022       2,223,937       2,164,194
Operating Income....................................................       573,776         501,162         562,808

Other Income and (Deductions)
  Allowance for equity funds used during
    construction (Note 1)...........................................         4,164           4,686           7,981
  Income tax credits (expense) (Notes 5 and 14).....................       (25,410)         38,437           1,280
  Gain(loss) on subsidiary coal reserves (Note 14)..................        41,622         (73,670)
  Other -- net......................................................       (16,176)           (915)          8,700
                                                                             4,200         (31,462)         17,961
Income Before Interest Charges......................................       577,976         469,700         580,769

Interest Charges
  Long-term debt..................................                         213,413         214,390         225,800
  Short-term debt and other.........................................        20,387          20,259          14,443
  Allowance for borrowed funds used during
    construction and interest capitalized (Note 1)..................        (7,908)         (8,392)         (7,600)
                                                                           225,892         226,257         232,643
Net Income..........................................................       352,084         243,443         348,126

Dividends on Preferred and Preference Stock.........................        27,768          28,405          33,885
Earnings Available to PP&L Resources, Inc. ....................           $324,316        $215,038        $314,241

(a) Restated to reflect the retroactive dividend of PMDC to Resources, as described in Financial Note 1.

See accompanying Notes to Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
Pennsylvania Power & Light Company and Subsidiaries
(Thousands of Dollars)
                                                                                1995       1994(a)        1993
Cash Flows From Operating Activities
  Net income............................................                       $352,084     $243,443     $348,126
  Adjustments to reconcile net income to net
   cash provided by operating activities
    Depreciation............................................................    351,478      317,287      289,055
    Amortization of property under capital leases...........................     79,160       86,271       83,868
    Amortization of contract settlement proceeds and
      deferred cost of power plant spare parts..............................    (37,538)     (37,793)     (38,602)
    Deferred income taxes and investment tax credits........................     15,758      (70,336)      12,229
    Voluntary early retirement program .....................................    (65,661)      75,859
    Write down of coal reserves .........................................................     73,670
    Change in current assets and current liabilities
      Unbilled and refundable electric revenues.............................     (2,367)      31,365      (10,291)
      Fuel inventories......................................................     43,312      (29,843)      46,672
      Accounts payable......................................................    (17,460)     (25,579)       9,991
      Other.................................................................     (8,156)     (10,239)      11,441
    Other operating activities -- net.......................................    (14,877)      56,042       17,244
        Net cash provided by operating activities...........................    695,733      710,147      769,733

Cash Flows From Investing Activities
  Property, plant and equipment expenditures............                       (402,789)    (505,029)    (487,836)
  Proceeds from sales of nuclear fuel to trust..............................     44,410       35,790       63,431
  Proceeds from sale of coal reserves.......................................     52,000
  Purchases of available-for-sale securities ...............................    (81,458)     (95,091)
  Sales and maturities of available-for-sale securities ....................     79,774       89,552
  Net purchases and sales of other financial investments....................      2,295        7,662         (705)
  Other investing activities -- net.........................................      5,147       20,032        6,825
        Net cash used in investing activities...............................   (300,621)    (447,084)    (418,285)

Cash Flows From Financing Activities
  Issuance of long-term debt............................                         55,000      918,750      850,000
  Issuance of common stock and capital
    contribution from parent................................................     60,586       69,744        6,635
  Issuance of preferred stock............................................................     80,000      300,000
  Retirement of long-term debt..............................................   (140,250)    (637,350)    (809,000)
  Retirement of preferred and preference stock......................................        (120,000)    (342,837)
  Payments on capital lease obligations.....................................    (79,160)     (86,271)     (83,868)
  Common, preferred and preference dividends paid...........................   (289,745)    (283,650)    (284,642)
  Dividends for capitalization of PMDC ..................................................    (50,000)
  Net increase (decrease) in short-term debt................................     14,977     (128,092)      42,912
  Costs associated with issuance and retirement
    of securities...........................................................    (10,286)     (25,317)     (37,448)
  Other financing activities -- net.........................................        (39)         (39)         (39)
        Net cash used in financing activities...............................   (388,917)    (262,225)    (358,287)

Net Increase (Decrease) in Cash and
Cash Equivalents............................................................      6,195          838       (6,839)
Cash and Cash Equivalents at Beginning of Period............................      9,109        8,271       15,110
Cash and Cash Equivalents at End of Period..................................    $15,304       $9,109       $8,271

Supplemental Disclosures of Cash Flow Information
  Cash paid during the year for
    Interest (net of amount capitalized)....................................   $217,785     $200,140     $205,090
    Income taxes............................................................   $257,648     $264,198     $221,049

(a) Restated to reflect the retroactive dividend of PMDC to Resources, as described in Financial Note 1.

See accompanying Notes to Financial Statements.

CONSOLIDATED BALANCE SHEET AT DECEMBER 31
Pennsylvania Power & Light Company and Subsidiaries
(Thousands of Dollars)
                                                                                            1995            1994(a)
Assets

Property, Plant and Equipment
  Electric utility plant in service -- at original cost.........                           $9,637,401       $9,306,519
    Accumulated depreciation (Notes 1 and 9)...........................................    (3,113,374)      (2,871,129)
    Deferred depreciation (Notes 1 and 9) .............................................       209,330          256,021
                                                                                            6,733,357        6,691,411

  Construction work in progress -- at cost ............................................       170,446          211,288
  Nuclear fuel owned and leased -- net of amortization (Note 8) .......................       133,447          143,591
  Other leased property -- net of amortization (Note 8) ...............................        84,575           80,385

   Electric utility plant -- net ......................................................     7,121,825        7,126,675
  Other property -- net of depreciation, amortization
    and depletion (1995, $55,628; 1994, $54,199) (Note 14).............................        57,120           67,850
                                                                                            7,178,945        7,194,525

Investments
  Associated company -- at equity (Note 1) .....................                               17,169           17,088
  Nuclear plant decommissioning trust fund (Notes 1 and 6).............................       109,400           87,490
  Financial investments (Notes 1 and 7) ...............................................       132,270          118,115
  Other -- at cost or less (Note 7) ...................................................         8,673            8,654
                                                                                              267,512          231,347

Current Assets
  Cash and cash equivalents (Note 1) ...........................                               15,304            9,109
  Marketable securities (Notes 1 and 7)................................................        55,218           52,544
  Accounts receivable (less reserve:  1995, $34,911; 1994, $29,083)
    Customers .........................................................................       197,071          189,771
    Other .............................................................................        13,233           14,000
  Unbilled revenues....................................................................        92,139           88,668
  Fuel (coal and oil) -- at average cost ..............................................        82,233          125,545
  Materials and supplies -- at average cost  ..........................................       108,052          123,630
  Prepayments .........................................................................        10,395           11,015
  Deferred income taxes (Note 5).......................................................        41,889           27,524
  Other ...............................................................................        30,967           26,916
                                                                                              646,501          668,722

Deferred Debits
  Taxes recoverable through future rates (Notes 5 and 9)........                            1,002,902          986,292
  Other (Notes 1, 3, 5, 9, 11 and 12) .................................................       327,935          239,796
                                                                                            1,330,837        1,226,088
                                                                                           $9,423,795       $9,320,682


(a) Restated to reflect the retroactive dividend of PMDC to Resources, as described in Financial Note 1.

See accompanying Notes to Financial Statements.



Liabilities                                                                                 1995            1994(a)

Capitalization
  Common equity
    Common stock ......................................................................    $1,476,048       $1,440,527
    Additional paid-in capital ........................................................        25,065
    Earnings reinvested ...............................................................     1,033,900          973,230
    Capital stock expense and other  ..................................................        (7,117)         (10,112)
                                                                                            2,527,896        2,403,645
  Preferred stock
    With sinking fund requirements ....................................................       295,000          295,000
    Without sinking fund requirements .................................................       171,375          171,375

  Long-term debt ......................................................................     2,828,728        2,940,750
                                                                                            5,822,999        5,810,770

Current Liabilities
  Commercial paper (Note 10) ...................................                               68,000           64,000
  Bank loans (Note 10) ................................................................        21,145           10,168
  Long-term debt due within one year ..................................................        30,000               39
  Capital lease obligations due within one year (Note 8) ..............................        81,017           73,682
  Accounts payable ....................................................................       128,263          145,723
  Taxes accrued .......................................................................        48,220           46,907
  Interest accrued ....................................................................        65,499           63,958
  Dividends payable ...................................................................        73,379           71,710
  Other ...............................................................................        86,091          101,924
                                                                                              601,614          578,111

Deferred Credits and Other Noncurrent Liabilities
  Deferred investment tax credits (Note 5) .....................                              219,250          230,064
  Deferred income taxes (Note 5) ......................................................     2,106,535        2,046,869
  Capital lease obligations (Note 8) ..................................................       138,624          151,083
  Other (Notes 1, 3, 6 and 11) ........................................................       534,773          503,785
                                                                                            2,999,182        2,931,801

Commitments and Contingent Liabilities (Note 15) ............................
                                                                                           $9,423,795       $9,320,682






(a) Restated to reflect the retroactive dividend of PMDC to Resources, as described in Financial Note 1.

See accompanying Notes to Financial Statements.

CONSOLIDATED STATEMENT OF SHAREOWNER'S COMMON EQUITY
Pennsylvania Power & Light Company and Subsidiaries
(Thousands of Dollars)
                                                                                                                 Capital
                                                   Common Stock                   Additional                      Stock
                                                    Outstanding                    Paid-in      Earnings        Expense &
                                                     Shares (a)       Amount       Capital     Reinvested         Other
Balance at December 31, 1992.........                 151,885,335     $1,364,148                 $1,014,760        $(11,969)

  Net income.......................................................                                 348,126
  Cash dividends declared
    Preferred stock...............................................                                  (29,065)
    Preference stock............................................                                     (4,820)
    Common stock................................................                                   (250,611)
  Stock redemption costs....................................                                        (12,432)
  Common stock issued (b).........................        246,754          6,635
  Other.................................................................                                              1,063
Balance at December 31, 1993.........                 152,132,089     $1,370,783          $0     $1,065,958        $(10,906)

  Net income.......................................................                                 243,443
  Cash dividends declared
    Preferred stock...............................................                                  (28,405)
    Common stock................................................                                   (256,545)
    Dividends for capitalization                                                                    (50,000)
      of PMDC(c)....................................................
  Stock redemption costs....................................                                         (1,221)
  Common stock issued (b) ........................      3,349,873         69,744
  Other.................................................................                                                794
Balance at December 31, 1994.........                 155,481,962     $1,440,527          $0       $973,230        $(10,112)

  Net income.......................................................                                 352,084
  Cash dividends declared
    Preferred stock...............................................                                  (27,768)
    Common stock................................................                                   (263,646)
  Common stock issued (b) ........................      1,818,420         35,521
  Capital contribution from Resources...............                                  25,065
  Other.................................................................                                              2,995
Balance at December 31, 1995.........                 157,300,382     $1,476,048     $25,065     $1,033,900         $(7,117)

(a) No par value. 170,000,000 shares authorized. Effective April 27, 1995, all holders of PP&L common stock became holders of Resources common stock; therefore, all PP&L common stock is now held by Resources.
(b) In 1993, Common Stock was issued through the ESOP. In 1994 and 1995, Common Stock was issued through the ESOP and DRIP.
(c) Restated to reflect the retroactive dividend of PMDC to Resources, as described in Financial Note 1.

Consolidated Statement of Preferred and Preference Stock at December 31
Pennsylvania Power & Light Company and Subsidiaries(a)
(Thousands of Dollars)
                                                                                                 Shares
                                                                    Outstanding                Outstanding       Shares
                                                                       1995          1994         1995         Authorized
   Preferred Stock -- $100 par, cumulative
     4-1/2%..........................                                    $53,019     $53,019        530,189         629,936
     Series.......................................................       413,356     413,356      4,133,556      10,000,000
                                                                        $466,375    $466,375

(a) Each share of PP&L's preferred stock entitles the holder to one vote on any question presented to PP&L's shareowners' meetings. There were 5,000,000 shares of PP&L's preference stock authorized; none were outstanding at December 31, 1995 and 1994, respectively.
(b) The involuntary liquidation price of the preferred stock is $100 per share. The optional voluntary liquidation price is the optional redemption price per share in effect, except for the 4-1/2% Preferred Stock for which such price is $100 per share (plus in each case any unpaid dividends).
(c)  PP&L does not have any sinking fund requirements through 2000.
(d) These series of preferred stock are not redeemable prior to the following years: 5.95%, 2001; 6.05%, 2002; 6.125%, 6.15%, 6.33% and 6.75%, 2003.
(e) Shares to be redeemed in full on April 1 as follows: 5.95%, 2001; 6.05%, 2002; and 6.15%, 2003.
(f) Shares to be redeemed annually on October 1 as follows: 2003-2007, 57,500; 2008, 862,500.
(g) Shares to be redeemed annually on July 1 as follows: 2003-2007, 50,000; 2008, 750,000.

See accompanying Notes to Financial Statements.

Details of Preferred Stock (b)
                                                                      Optional   Sinking Fund
                                                                     Redemption  Provisions (c)
                                                          Shares      Price Per  Shares to be
                             Outstanding                Outstanding     Share      Redeemed     Redemption
                                 1995         1994         1995         1995       Annually       Period
With Sinking Fund Requirements
  Series Preferred
    5.95% ...................    $30,000      $30,000       300,000      (d)          (e)          2001
    6.05%....................     25,000       25,000       250,000      (d)          (e)          2002
    6.125% ..................    115,000      115,000     1,150,000      (d)          (f)       2003-2008
    6.15%....................     25,000       25,000       250,000      (d)          (e)          2003
    6.33% ...................    100,000      100,000     1,000,000      (d)          (g)       2003-2008
                                $295,000     $295,000

Without Sinking Fund Requirements
  4-1/2% Preferred...........    $53,019      $53,019       530,189     $110.00
  Series Preferred
    3.35%....................      4,178        4,178        41,783      103.50
    4.40%....................     22,878       22,878       228,773      102.00
    4.60%....................      6,300        6,300        63,000      103.00
    6.75%....................     85,000       85,000       850,000      (d)
                                $171,375     $171,375

Increases (Decreases) in Preferred and Preference Stock

                                 1995                      1994                      1993
                                Shares       Amount       Shares       Amount       Shares        Amount
Series Preferred Stock
  5.95% .............................                       300,000     $30,000
  6.05% .............................                       250,000      25,000
  6.125% ...........................                                                1,150,000     $115,000
  6.15% .............................                       250,000      25,000
  6.33% .............................                                               1,000,000      100,000
  6.75% .............................                                                 850,000       85,000
  6.875% ...........................                       (400,000)    (40,000)     (100,000)     (10,000)
  7.00% .............................                      (800,000)    (80,000)     (200,000)     (20,000)
  7.375% ...........................                                                 (500,000)     (50,000)
  7.40% .............................                                                (176,000)     (17,600)
  7.82% .............................                                                (500,000)     (50,000)
  7.927% ...........................                                                  (30,000)      (3,000)
  8.00% .............................                                                (250,000)     (25,000)
  8.60% .............................                                                (222,370)     (22,237)
  8.75%..............................                                                (300,000)     (30,000)

Preference Stock
  $8.00 ..............................                                               (350,000)     (35,000)
  $8.40 ..............................                                               (400,000)     (40,000)
  $8.70...............................                                               (400,000)     (40,000)

Decreases in Preferred and Preference Stocks represent:  (i) the redemption of stock pursuant to sinking fund requirements; or (ii) shares redeemed pursuant to optional redemption provisions.
There were no issuances nor redemptions of preferred or preference stock in 1995.

See accompanying Notes to Financial Statements.

CONSOLIDATED STATEMENT OF LONG-TERM DEBT AT DECEMBER 31
Pennsylvania Power & Light Company
(Thousands of Dollars)
                                                                  Outstanding
                                                        1995            1994             Maturity(b)
  First Mortgage Bonds (a)
    5 5/8% ..........................                     $30,000         $30,000             June 1, 1996
    6 3/4% ........................................        30,000          30,000         November 1, 1997
    5 1/2%.........................................       150,000         150,000            April 1, 1998
    7%.............................................        40,000          40,000          January 1, 1999
    8 1/8%.........................................        40,000          40,000             June 1, 1999
    6%.............................................       125,000         125,000             June 1, 2000
    6.5% to 7.75%..................................       740,000         740,000               2001-2005
    6.55% to 7.70%.................................       350,000         350,000           2006-2010 (c)
    7 3/8%.........................................       100,000         100,000               2011-2015
    9 1/4%.........................................       215,000         250,000           2016-2020 (d)
    6 3/4% to 9 3/8%...............................       749,750         800,000            2021-2025(d)

  First Mortgage Pollution
  Control Bonds (a)
    9-3/8% Series G .................                                      55,000
    6.40% Series H.................................        90,000          90,000        November 1, 2021
    5.50% Series I.................................        53,250          53,250        February 15, 2027
    6.40% Series J.................................       115,500         115,500        September 1, 2029
    6.15% Series K.................................        55,000                           August 1, 2029
                                                        2,883,500       2,968,750
  Miscellaneous promissory notes ..................                            39
                                                        2,883,500       2,968,789
  Unamortized (discount) and
     premium -- net ...............................       (24,772)        (28,000)
                                                        2,858,728       2,940,789
  Less amount due within one year..................        30,000              39

    Total long-term debt ..........................    $2,828,728      $2,940,750




    __________________________________________

(a) Substantially all owned electric utility plant is subject to the lien of PP&L's first mortgage.
(b) Aggregate long-term debt maturities through 2000 are (thousands of dollars): 1996, $30,000; 1997, $30,000; 1998, $150,000; 1999, $80,000;
     2000, $125,000.   Maximum sinking fund requirements aggregate $16.5
     million through 2000 and may be met with property additions or retirement of bonds.
(c) Includes $200 million principal amount of First Mortgage Bonds, 7.70% Series due 2009. Any registered owner of these bonds has the right to require PP&L to redeem such owner's bonds on October 1, 1999 at a price of 100% of the principal amount.
(d) In 1995, PP&L repurchased and retired $35 million of First Mortgage Bonds, 9-1/4% Series due 2019, and $50.25 million of First Mortgage Bonds,
     9-3/8% Series due 2021.


See accompanying Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies - Resources/PP&L

Glossary of Terms

	Terms and abbreviations appearing in Notes to Financial Statements are explained in the glossary on page 27.

Business and Consolidation

	In 1995, Resources became the parent holding company of PP&L, PMDC and Spectrum. These consolidated financial statements have been restated to reflect the formation of the holding company on a retroactive basis.

	PP&L's financial condition and results of operation are currently the principal factors affecting Resources' financial condition and re-sults of operations. All nonutility operating transactions are included in "Other Income and Deductions -- Other-net" on the Consolidated State-ment of Income.

	The consolidated financial statements include the accounts of Re-sources and its direct and indirect wholly owned subsidiaries. All sig-nificant intercompany transactions have been eliminated.

	Less than 50% owned subsidiaries are accounted for using the equity method. These subsidiaries consist principally of Safe Harbor Water
Power Corporation and investments held by PMDC.

Reclassification

	Certain amounts from prior years' financial statements have been re-classified to conform to the current year presentation.

Management's Estimates

	These financial statements have been prepared using information available to Resources including certain information which represents management's best estimates of existing conditions.

Accounting Records

	The accounting records for PP&L, the principal subsidiary of Re-sources, are maintained in accordance with the Uniform System of Accounts prescribed by the FERC and adopted by the PUC.

Regulation

	PP&L prepares its financial statements in accordance with the provi-sions of SFAS 71, "Accounting for the Effects of Certain Types of Regula-tion." SFAS 71 requires a rate-regulated entity to reflect the effects of regulatory decisions in its financial statements. In accordance with SFAS 71, PP&L has deferred certain costs pursuant to the rate actions of the PUC and the FERC and is recovering or expects to recover such costs in electric rates charged to customers. These deferred costs or "regulatory assets" are enumerated and discussed in Note 9.

	To the extent that PP&L concludes that recovery of a regulatory as-set is no longer probable due to regulatory treatment, the effects of competition or other factors, the amount would have to be written off against income.

Utility Plant

	Additions to utility plant and replacement of units of property are capitalized at cost. As provided in the Uniform System of Accounts, the cost of funds used to finance construction projects or AFUDC is capital-ized as part of construction cost.

	The cost of units of property retired or replaced is charged to ac-cumulated depreciation. Expenditures for maintenance and repairs of property and the cost of replacing items determined to be less than an entire unit of property are charged to operating expense.

	For financial statement purposes, depreciation is being provided over the estimated useful lives of property using a straight-line method for all property except for certain property at the Susquehanna steam station. Prior to October 1995, PUC and FERC rate orders provided for increasing amounts of annual depreciation for certain property at the Susquehanna station. As a result of the PUC Decision, Susquehanna depre-ciation applicable to property placed in service prior to January 1, 1989, will be recorded at an annual level of $173 million through 1998 at which time depreciation is scheduled to decline by about $71 million to the level that would have been recorded if the straight-line method had been used since the Susquehanna units were placed in service.

	Deferred depreciation shown on the Consolidated Balance Sheet is the accumulated difference between the straight-line depreciation that would have been recorded on property placed in service at the Susquehanna sta-tion prior to January 1, 1989 and the amount of depreciation on such property provided for financial reporting purposes and included in rates. The annual difference is shown as amortized depreciation on the Consoli-dated Statement of Income. Provisions for depreciation, as a percent of average depreciable property, approximated 3.7% in 1995, 3.5% in 1994 and 3.3% in 1993.

Nuclear Decommissioning and Fuel Disposal

	An annual provision for PP&L's share of the future cost to decommis-sion the Susquehanna station, equal to the amount allowed for ratemaking purposes, is charged to operating expense. Such amounts are invested in external trust funds which can be used only for future decommissioning costs. See Notes 3 and 6.

	The DOE is responsible for the permanent storage and disposal of spent nuclear fuel removed from nuclear reactors. PP&L currently pays DOE a fee for future disposal services and recovers such costs in cus-tomer rates.

Financial Investments

	In January 1994, Resources adopted SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS 115 addresses the ac-counting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securi-ties.

	Securities subject to the requirements of SFAS 115 are carried at fair value, determined at the balance sheet date. Net unrealized gains on available-for-sale securities are included in common equity and to-taled, after applicable income taxes, $3.4 million and $0.3 million at December 31, 1995 and 1994, respectively. Net unrealized gains and losses on trading securities are included in income and amounted to $0.6 million and $(0.2) million for 1995 and 1994, respectively. Net unreal-ized gains and losses on securities that are not available for unre-stricted use by Resources due to regulatory or legal reasons are re-flected in the related asset and liability accounts. Realized gains and losses on the sale of securities are recognized utilizing the specific cost identification method. The adoption of SFAS 115 did not have a ma-terial effect on Resources' net income. Investments in financial limited partnerships are accounted for under the equity method of accounting and venture capital investments are recorded at cost. See Note 7.

Premium on Reacquired Long-Term Debt

	As provided in the Uniform System of Accounts, the premium paid and expenses incurred by PP&L to redeem long-term debt are deferred and amor-tized over the life of the new debt issue or the remaining life of the retired debt when the redemption is not financed by a new issue.

Capital Leases

	Leased property of PP&L capitalized on the Consolidated Balance Sheet is recorded at the present value of future lease payments and is amortized so that the total of interest on the lease obligation and amor-tization of the leased property equals the rental expense allowed for ratemaking purposes. See Note 8.

Revenues

	Electric revenues are recorded based on the amounts of electricity delivered to customers through the end of each accounting period. This includes amounts customers will be billed for electricity delivered from the time meters were last read to the end of the respective period. For information on the ECR, SBRCA and STAS, see Note 3.

	PP&L's PUC tariffs contain an ECR under which customers are billed an estimated amount for fuel and other energy costs. Any difference be-tween the actual and estimated amount for such costs is collected from, or refunded to, customers in a subsequent period. Revenues applicable to ECR billings are recorded at the level of actual energy costs and the difference between amounts billed to customers and the cost of fuel is recorded as payable to, or receivable from, customers.

Income Taxes

	Resources and its wholly owned subsidiaries file a consolidated fed-eral income tax return. Income taxes are allocated to operating expenses and other income and deductions on the Consolidated Statement of Income.

	The provision for PP&L's deferred income taxes included on the Con-solidated Statement of Income is based upon the ratemaking principles re-flected in rates established by the PUC and FERC. The difference in the provision for deferred income taxes and the amount that otherwise would be recorded under generally accepted accounting principles is deferred and included in taxes recoverable through future rates on the Consoli-dated Balance Sheet. See Note 5.

	Investment tax credits were deferred when utilized and are amortized over the average lives of the related property.

Pension Plan and Other Postretirement and Postemployment Benefits

	PP&L has a noncontributory pension plan covering substantially all employees, and subsidiary companies of PP&L formerly engaged in coal min-ing have a noncontributory pension plan for substantially all non-bargaining, full-time employees. Funding is based upon actuarially de-termined computations that take into account the amount deductible for income tax purposes and the minimum contribution required under the Em-ployee Retirement Income Security Act of 1974.

	For information on other postretirement and postemployment benefits see Note 11.

Cash Equivalents

	Resources considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

New Accounting Standards

	Effective January 1, 1996, Resources adopted SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 121 requires a company to review certain assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an asset is deter-mined to be impaired, an impairment loss is recognized. Resources does not anticipate any impairment as a result of adopting SFAS 121.

	Also effective January 1, 1996, Resources adopted SFAS 123, "Accounting for Stock-Based Compensation." SFAS 123 addresses the recom-mended accounting and required disclosures for stock-based employee com-pensation plans, which include all arrangements by which employees re-ceive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of the employer's stock. Resources' current accounting for restricted stock awards conforms to requirements as defined in SFAS 123.

	The adoption of SFAS 121 and 123 will not have a significant impact on net income.


2.  Sources of Revenues - PP&L

	PP&L is an operating electric utility serving about 1.2 million cus-tomers in a 10,000 square-mile territory of central eastern Pennsylvania with a population of approximately 2.6 million persons. Substantially all of PP&L's operating revenues are derived from the sale of electric energy subject to PUC and FERC regulation.

	During 1995, about 98% of total operating revenues were derived from electric energy sales, with 34% coming from residential customers, 29% from commercial customers, 20% from industrial customers, 12% from con-tractual sales to other major utilities, 2% from energy sales to members of the PJM and 3% from others.


3.  Rate Matters - PP&L

Base Rate Filing with the PUC

	On September 27, 1995, the PUC issued a final order with respect to the base rate case filed by PP&L on December 30, 1994.

	PP&L's request to increase base rates, which was its first in ten years, sought to increase annual PUC-jurisdictional revenues by $261.6 million, or about 11.7%. The PUC's decision granted PP&L a $107 million increase in base rates based on test year conditions. At the same time, PP&L's ECR was reduced by $22 million related to capacity credit sales resulting in a net increase of $85 million, or about 3.8%, in PUC-jurisdictional revenues effective September 28, 1995.

	The PUC Decision allowed PP&L to levelize the annual amount of de-preciation on pre-1989 property for its Susquehanna station at $173 mil-lion for the period October 1, 1995 through December 31, 1998. This lev-elization eliminates the previously scheduled annual increase in depreciation expense resulting from use of the modified sinking fund method of depreciation.

	The PUC determined that all of PP&L's generating capacity is neces-sary to meet customer needs, rejecting the arguments of some intervenors that an excess capacity adjustment should be imposed on PP&L. As a re-sult of the PUC's action in this regard, PP&L's base rates include a full return on all of its generating facilities used to serve retail custom-ers, as well as all operating expenses associated with those facilities.

	Also, the PUC Decision permitted recovery of the PUC-jurisdictional amount of retiree health care costs resulting from the adoption of SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pen-sions". In addition, the PUC Decision permitted PP&L to recover, over a period of about 17 years, the amount of SFAS 106 costs that would have been deferred from January 1, 1993, through September 30, 1995, pursuant to a PUC order but for a Commonwealth Court decision that PP&L could not recover these deferred costs. As a result of the PUC Decision, which provided for recovery of $27 million of previously expensed SFAS 106 costs, PP&L recorded a $15.7 million after-tax credit to income, or 10 cents per share of common stock, in the third quarter of 1995.

	In addition, the PUC Decision permitted PP&L to recover through cus-tomer rates the PUC-jurisdictional amount, $65.7 million, of the cost of its 1994 VERP over a period of five years. As a result, PP&L recorded a $37.8 million after-tax credit to expense, or 24 cents per share of com-mon stock, in the third quarter of 1995 to reverse the charge for this program that was recorded in the fourth quarter of 1994. The estimated annual savings of $35 million from the program also are reflected in the allowed rates.

	The PUC Decision also permitted recovery over a 10-year period of certain deferred operating and capital costs, net of energy savings, in-curred from the time Susquehanna Unit No. 2 was placed in commercial op-eration until the effective date of base rate recognition for that Unit, but the PUC denied recovery of similar costs for Susquehanna Unit No. 1. As a result of the PUC Decision with respect to Susquehanna Unit No. 1, PP&L recorded a one-time charge in the third quarter of 1995 which, after taxes, reduced net income by $20.4 million, or 13 cents per share of com-mon stock.

	The PUC Decision made adjustments to the amount requested by PP&L for the currently estimated cost of decommissioning the Susquehanna sta-tion. These adjustments include the elimination of the $106.6 million contingency amount included in the decommissioning cost estimate, an in-crease in the earnings assumption on the decommissioning fund from 5.5% to 7.5% and a reflection of post-shutdown earnings on the fund in calcu-lating the total amount necessary to decommission the Susquehanna sta-tion. After giving effect to these adjustments, the total amount of the Susquehanna station decommissioning costs included in PUC-jurisdictional rates is $9.5 million annually.

	The PUC Decision granted PP&L a return on common equity of 11.5%.

	In its decision, the PUC ruled that PP&L cannot include in its ECR the cost of capacity, currently being billed to other utilities pursuant to contractual arrangements, as those contracts terminate and the capac-ity returns to PP&L. The PUC did rule that PP&L was not required to flow back to PUC-jurisdictional customers through the ECR the revenues re-ceived for off-system sales of capacity and energy attributable to such returning capacity. Accordingly, the PUC Decision permitted the benefits that can be achieved from sales of the returning capacity to accrue to shareowners.

	The OCA has appealed certain aspects of the PUC Decision to the Com-monwealth Court. PP&L cannot predict the final outcome of this matter.

Energy Cost Rate Issues

	As a result of the PUC Decision, PP&L adopted a new ECR effective as of September 28, 1995 that reflects the roll-in of all test year energy costs into base rates.

	In April 1994, the PUC reduced PP&L's 1994-95 ECR claim by approxi-mately $15.7 million to reflect costs associated with replacement power during a portion of the period that Susquehanna Unit 1 was out of service for refueling and repairs. As a result of the PUC's action, PP&L re-corded a charge against income in the first quarter of 1994 for the $15.7 million of unrecovered replacement power costs which reduced earnings by 6 cents per share of common stock.

	PP&L filed a complaint with the PUC objecting to the decision to ex-clude these replacement power costs from the 1994-95 ECR, and subse-quently reached a settlement with the OTS and other parties to the pro-ceeding reducing the amount of disallowed costs.

	The PUC approved the settlement agreement and in the first quarter of 1995, PP&L recorded a credit to income of $9.7 million which increased earnings by 4 cents per share of common stock.


Special Base Rate Credit Adjustment

	The SBRCA, which has been in effect since April 1, 1991, reduces PUC-jurisdictional customers' bills for the effects of two nonrecurring items. The first item is the annual amortization over a five-year period of a credit to income associated with PP&L's use of an inventory method of accounting for power plant spare parts. This credit will expire March 31, 1996.

	The second relates to the proceeds from the settlement of outstand-ing contract claims arising from construction of the Susquehanna station. In accordance with approval of the settlement by the PUC, PP&L began, on April 1, 1992, to return the settlement proceeds to PUC customers through the SBRCA. This credit will expire March 31, 1997.

	A third nonrecurring item ended with the implementation of the new PUC rates and related to costs that were being recovered from Atlantic pursuant to the sale of 125,000 kilowatts of capacity (summer rating) and related energy from PP&L's wholly owned coal-fired stations beginning Oc-tober 1, 1991. As a result of the PUC Decision, PP&L's SBRCA was changed to exclude that portion of the credit associated with the Atlantic con-tract, since the costs recovered from Atlantic were excluded from PUC-jurisdictional base rates.

Refund of State Tax Decrease

	In accordance with PP&L's tariffs, PUC-jurisdictional rates are ad-justed for changes in certain state taxes.

	Due to the two state legislation changes decreasing the Pa. CNI rate as described in Note 5, and the PUC Decision which reflected a 10.99% Pa. CNI rate in base rates, PP&L filed three changes to its STAS in 1995.
The final STAS filing, which was approved on October 26, 1995, is ex-pected to reduce customer rates by about $12.9 million through March
1996.  This change has no effect on net income.

FERC-Major Utilities' Rates

	In October 1995, the FERC approved PP&L's request to recover postre-tirement benefits other than pensions through its contractual agreements with other major electric utilities, subject to refund after FERC review. PP&L is billing these utilities their share of postretirement costs other than pensions incurred since January 1993. See Note 4 for more details on these contracts.

	In an October 1995 order, the FERC also ordered hearings to evaluate the justness and reasonableness of PP&L's rates in its contractual agree-ments with JCP&L, Atlantic, BG&E and UGI.

	In January 1996, PP&L filed a request with the FERC to incorporate a change in the method of calculating decommissioning in several of its contractual agreements with other major utilities. PP&L also requested to increase its decommissioning rate to reflect the projected cost of de-commissioning the Susquehanna station and fossil plants.

	PP&L cannot predict the outcome of these proceedings.



Uranium Enrichment Decontamination and Decommissioning Fund

	The Energy Act established the D&D Fund and provides for an assess-ment on domestic utilities with nuclear power operations, including PP&L. Assessments are based on the amount of uranium a utility had processed for enrichment prior to enactment of the Energy Act and the assessments are expected to be paid to the D&D Fund by such utilities over a 15-year period. Amounts paid to the D&D Fund are to be used for the ultimate de-contamination and decommissioning of the DOE's uranium enrichment facili-ties. The Energy Act states that the assessment shall be deemed a neces-sary and reasonable current cost of fuel and shall be fully recoverable in rates in all jurisdictions in the same manner as the utility's other fuel costs.

	As of December 31, 1995, PP&L's recorded liability for its total as-sessment amounted to about $29.7 million. The liability is subject to adjustment for inflation. The corresponding charge to expense was de-ferred because PP&L includes its annual payments to the D&D Fund in the ECR which is in PP&L's PUC tariffs and in the fuel adjustment clause which is in PP&L's FERC tariffs. As a result, the assessment does not affect net income.


4.  Sales to Other Major Electric Utilities - PP&L

	PP&L provides Atlantic with 125,000 kilowatts of capacity (summer rating) and related energy from its wholly owned coal-fired stations.
The agreement with Atlantic originally provided for sales to continue through September 2000.

	On March 20, 1995, Atlantic notified PP&L that it will terminate the agreement on March 20, 1998, pursuant to termination provisions in the agreement. PP&L expects to be able to resell the capacity and energy at market prices.

	PP&L provided JCP&L with 945,000 kilowatts of capacity and related energy from all of its generating units. Sales to JCP&L were at the 945,000 kilowatt level in 1995, and the amount will decline uniformly each year beginning January 1996 (189,000 kilowatts per year) until the end of the agreement on December 31, 1999.

	In August 1995, JCP&L filed a complaint against PP&L with the FERC regarding billings under the agreement. In its complaint, JCP&L alleges that PP&L inappropriately allocated certain costs to JCP&L that should not have been billed and seeks other adjustments. JCP&L is seeking both refunds (with interest) in an unspecified amount and an amendment to the agreement. PP&L has denied JCP&L's allegations and requested that FERC dismiss the complaint. PP&L cannot predict the final outcome of this proceeding.

	In April 1995, PP&L entered into a new agreement with JCP&L whereby PP&L would provide JCP&L increasing amounts of capacity credits and en-ergy from all of its generating units. Sales to JCP&L under this agree-ment begin in June 1997 and continue through May 2004. Under this agree-ment, PP&L would provide JCP&L 150,000 kilowatts of capacity credits and energy from June 1997 through May 1998, 200,000 kilowatts from June 1998 through May 1999 and 300,000 kilowatts from June 1999 through May 2004. Sales under the new agreement are priced based on a predetermined demand rate that escalates over time, plus an energy component based on PP&L's actual fuel-related costs. This agreement with JCP&L must be approved by the FERC and the New Jersey Board of Public Utilities.

	PP&L provides BG&E with 129,000 kilowatts or 6.6 percent of its share of capacity and related energy from the Susquehanna station. Sales to BG&E will continue through May 2001.

	See Note 3 for more information about these contracts.

	In December 1995, PP&L entered into a one year agreement with PSE&G, which provides PSE&G with 245,000 kilowatts of delivered output from Mar-tins Creek Units 1 & 2. PP&L will continue to seek additional opportuni-ties to market its capacity and energy in the bulk power markets that will produce revenues in excess of the amount that would be realized through economy energy sales on the PJM.
5.  Taxes - Resources/PP&L
	The corporate federal income tax rate from 1993 to 1995 was 35%.
	In June 1994, state legislation was enacted that decreased the Pa. CNI rate from 12.25% to 11.99% retroactive to January 1, 1994, with fur-ther reductions to 10.99%, 10.75% and 9.99% in 1995, 1996 and 1997, re-
spectively. In June 1995, state legislation was enacted that accelerated the tax decrease to 9.99% retroactive to January 1, 1995. For 1995 and 1994, Resources recorded a decrease in income tax expense of $8.1 million and $0.8 million respectively, substantially all of which was reflected in lower customer rates through the STAS. For 1995 and 1994 Resources also recorded a decrease in deferred income tax liabilities and taxes re-coverable through future rates of $1.1 million and $124.0 million respec-tively to reflect the new tax rates.

	The tax effects of significant temporary differences comprising Re-sources' net deferred income tax liability were as follows (thousands of dollars):
                                       1995             1994

Deferred tax assets
  Deferred investment
    tax credits                      $90,101         $ 94,650
  Accrued pension
    costs                             53,859           67,327
  Other                               87,122          107,830
  Valuation allowance                 (5,920)          (8,183)
                                     225,162          261,624
Deferred tax liabilities
  Electric utility plant
    - net                          1,787,975        1,790,378
  Other property - net                11,728           13,829
  Taxes recoverable
    through future
    rates                            416,110          409,417
  Reacquired debt
    costs                             48,301           46,934
  Other                               25,722           20,355
                                   2,289,836        2,280,913
Net deferred tax
  liability                       $2,064,674       $2,019,289

	Details of the components of income tax expense, a reconciliation of federal income taxes derived from statutory tax rates applied to income from continuing operations for accounting purposes and details of taxes, other than income are as follows (thousands of dollars):

Income Tax Expense                    1995          1994          1993
  Included in operating expenses
    Provision - Federal             $195,028      $198,777      $162,795
                State                 62,388        76,903        63,508
                                     257,416       275,680       226,303
    Deferred - Federal                 9,020       (34,177)       22,491
               State                   5,998       (11,021)         (124)
                                      15,018       (45,198)       22,367
    Investment tax credit,
      net - Federal                  (10,814)      (12,253)      (13,506)
                                     261,620       218,229       235,164
  Included in other income
    and deductions
      Provision (credit) - Federal     8,127       (18,453)       (5,134)
                           State       4,203        (7,309)          486
                                      12,330       (25,762)       (4,648)
      Deferred - Federal               9,450        (8,688)        4,047
                 State                 2,111        (4,197)         (679)
                                      11,561       (12,885)        3,368
                                      23,891       (38,647)       (1,280)

  Total income tax
    expense - Federal                210,811       125,206       170,693
              State                   74,700        54,376        63,191
                                    $285,511      $179,582      $233,884

Reconciliation of Income
Tax Expense
  Indicated federal income tax on
    pre-tax income at statutory
    tax rate - 35%                  $222,576      $148,373      $203,704
  Increase (decrease) due to:
    State income taxes                50,141        35,017        41,829
    Flow through of depreciation
      differences not previously
      normalized                      16,479        14,883         8,470
    Amortization of investment
      tax credit                     (10,814)      (12,253)      (13,506)
    Other                              7,129        (6,438)       (6,613)
                                      62,935        31,209        30,180
  Total income tax expense          $285,511      $179,582      $233,884
  Effective income tax rate            44.9%         42.4%         40.2%

Taxes, Other Than Income
    State gross receipts            $101,783     $  99,311     $  98,280
    State utility realty              45,940        46,556        45,292
    State capital stock               32,545        34,739        35,943
    Social security and other         20,366        20,555        24,452
                                    $200,634      $201,161      $203,967




6.  Nuclear Decommissioning Costs - PP&L

	PP&L's most recent estimate of the cost to decommission the Susque-hanna station was completed in 1993 and was a site-specific study, based on immediate dismantlement and decommissioning of each unit following fi-nal shutdown. The study indicates that PP&L's 90% share of the total es-timated cost of decommissioning the Susquehanna station is approximately $724 million in 1993 dollars. The estimated cost includes decommissioning the radiological portions of the station and the cost of removal of non-radiological structures and materials. The operating licenses for Units
1 and 2 expire in 2022 and 2024, respectively.

	Decommissioning costs charged to operating expense were $8.5 million in 1995, $7.2 million in 1994 and $6.9 million in 1993 and are based upon amounts included in customer rates. The increase in 1995 is a result of the PUC Decision in which recovery of decommissioning costs was based on the cost estimates in the 1993 site-specific study. Rates charged to other small FERC wholesale customers reflect the estimated cost of decom-missioning in the 1993 study. In January 1996, PP&L filed with the FERC to increase its decommissioning rate to reflect the projected cost of de-commissioning the Susquehanna station. See Note 3 for further informa-tion.

	Amounts collected from customers for decommissioning, less applica-ble taxes, are deposited in external trust funds for investment and can be used only for future decommissioning costs. The market value of secu-rities held and accrued income in the trust funds at December 31, 1995 and 1994 aggregated approximately $109.4 million, including $7.0 million of net unrealized gains, and $87.5 million, including $0.7 million of net unrealized losses, respectively. The trust funds experienced, on a fair market value basis, a $14.0 million net gain in 1995, which includes net unrealized appreciation of $7.7 million, and a net loss in 1994 of $2.3 million, which includes net unrealized depreciation of $6.7 million. The trust fund activity is reflected in the nuclear plant decommissioning trust fund and in other noncurrent liabilities on the Consolidated Bal-ance Sheet. Accrued nuclear decommissioning costs were $112.2 million and $89.7 million at December 31, 1995 and 1994, respectively.

	The FASB issued an exposure draft on the accounting for liabilities related to closure and removal of long-lived assets, including decommis-sioning of nuclear power plants. As a result, current electric utility industry accounting practices for decommissioning may change, including the possibility that the estimated cost for decommissioning could be re-corded as a liability on a basis other than an accrual over the estimated life of the power plant.


7.  Financial Instruments - Resources

	The carrying amount shown on the Consolidated Balance Sheet and the estimated fair value of Resources' financial instruments are as follows (thousands of dollars):



                                 December 31, 1995    December 31, 1994
	                             Carrying    Fair     Carrying     Fair
	                              Amount    Value     Amount      Value
	Assets
	  Nuclear plant decommis-
	    sioning trust fund (a)  $109,400  $109,400   $ 87,490   $ 87,490
	  Financial investments (a)  237,985   236,069    220,169    219,038
	  Other investments           20,742    20,742      8,654      8,654
	  Cash and cash equivalents   19,883    19,883     10,079     10,079
	  Other financial instru-
	    ments included in
	    other current assets       3,163     3,163      2,435      2,435

	Liabilities
	  Preferred stock with
	    sinking fund require-
	    ments (b)                295,000   294,825    295,000    265,275
	  Long-term debt (b)       2,858,728 3,032,742  2,940,789  2,756,131
	  Commercial paper and
	    bank loans                89,145    89,145     74,168     74,168

	(a) The carrying value of financial instruments generally is based on established market prices and approximates fair value.
	(b) The fair value generally is based on quoted market prices for the securities where available and estimates based on current rates offered to Resources where quoted market prices are not available.


8.  Leases - PP&L

	PP&L has entered into capital leases consisting of the following (thousands of dollars):

                                                    December 31
                                                1995          1994
	Nuclear fuel, (net of
	  accumulated amortization
	  1995, $147,587; 1994,
	  $196,617)                              $135,066      $144,380
	Vehicles, oil storage tanks
	  and other property,
	  (net of accumulated amortization
	  1995, $91,914; 1994, $84,330)            84,575        80,385

	Net property under capital leases        $219,641      $224,765

	Capital lease obligations incurred for the acquisition of nuclear fuel and other property were (millions of dollars): 1995, $74.0; 1994, $62.0 and 1993, $84.0.

	Nuclear fuel lease payments, which are charged to expense as the fuel is used for the generation of electricity, were (millions of dol-lars): 1995, $63.2; 1994, $71.8 and 1993, $67.6. Future nuclear fuel lease payments are based on the quantity of electricity produced by the Susquehanna station. The maximum amount of unamortized nuclear fuel available for lease under current arrangements is $200 million.

	Future minimum lease payments under capital leases in effect at De-cember 31, 1995 (excluding nuclear fuel) aggregate $99.7 million, includ-ing $15.2 million in imputed interest. During the five years ending
2000, such payments decrease from $31.3 million per year to $7.1 million per year.

	Interest on capital lease obligations was recorded as operating ex-penses on the Consolidated Statement of Income in the following amounts (millions of dollars): 1995, $14.4; 1994, $11.1 and 1993, $9.1.

	Generally, capital leases obligate PP&L to pay maintenance, insur-ance and other related costs and contain renewal options. Various oper-ating leases have also been entered into which are not material with re-spect to PP&L's financial position.

9.  Regulatory Assets - PP&L

	The following regulatory assets were reflected in the Consolidated Balance Sheet (thousands of dollars):

                                               1995        1994
	Deferred depreciation                $  209,330     $ 256,021
	Deferred operating and carrying
	  costs - Susquehanna                    18,390        39,215
	Reacquired debt costs                   116,954       113,466
	Taxes recoverable through future
	  rates                               1,002,902       986,292
	Assessment for decommissioning
	  uranium enrichment facilities          31,686        33,492
	Postretirement benefits other
	  than pensions                          31,406
	Voluntary early retirement program       62,377
	Other                                    56,632        52,307
	                                     $1,529,677    $1,480,793


	As of December 31, 1995, all of PP&L's regulatory assets are being recovered through rates charged to customers over periods ranging from 3 to 29 years.

	For a discussion of taxes recoverable through future rates, postre-tirement benefits other than pensions, assessment for decommissioning uranium enrichment facilities, VERP, and additional information on the PUC Decision, see Notes 3, 5, 11, and 12.


10.  Credit Arrangements - PP&L

	PP&L issues commercial paper and, from time to time, borrows from banks to provide short-term funds required for general corporate pur-poses. In addition, certain subsidiaries also borrow from banks to ob-tain short-term funds. Bank borrowings generally bear interest at rates negotiated at the time of the borrowing. PP&L's weighted average inter-est rate on short-term borrowings was 6.0% and 6.1% at December 31, 1995 and 1994, respectively.

	PP&L has entered into a $250 million revolving credit arrangement with a group of banks. Any loans made under this credit arrangement would mature in September 1999 and, at the option of PP&L, interest rates would be based upon certificate of deposit rates, Eurodollar deposit rates or the prime rate. PP&L has additional credit arrangements with another group of banks. The banks have committed to lend PP&L up to $45 million under these credit arrangements, which mature in November 1996, at interest rates based upon Eurodollar deposit rates or the prime rate. These credit arrangements produce a total of $295 million of lines of credit to provide back-up for PP&L's commercial paper and short-term bor-rowings of certain subsidiaries. No borrowings were outstanding at De-cember 31, 1995 under these credit arrangements.

	PP&L leases its nuclear fuel from a trust. The maximum financing capacity of the trust under existing credit arrangements is $200 million.


11.	Pension Plan and Other Postretirement and
	Postemployment Benefits - PP&L

Pension Plan

	PP&L has a funded noncontributory defined benefit pension plan cov-ering substantially all employees. Benefits are based upon a partici-pant's earnings and length of participation in the Plan, subject to meet-ing certain minimum requirements.

	PP&L also has two unfunded supplemental retirement plans for certain management employees and directors. Benefit payments pursuant to these supplemental plans are made directly by PP&L. At December 31, 1995, the projected benefit obligation of these supplemental plans was approxi-mately $19.2 million. Effective December 1, 1994, PMDC has a non-qualified retirement plan for its corporate officers. The cost of the plan was immaterial in 1995.

	The components of PP&L's net periodic pension cost for the three plans were (thousands of dollars):

                                        1995         1994         1993

Service cost-benefits earned
  during the period                  $ 27,549     $ 33,527     $ 31,381
Interest cost                          57,711       51,330       48,266
Actual return on plan assets         (241,075)      28,680      (92,085)
Net amortization and deferral         166,758      (96,413)      29,696

Net periodic pension cost            $ 10,943     $ 17,124     $ 17,258


	The net periodic pension cost charged to operating expenses was $6.4 million in 1995, $9.9 million in 1994 and $10.1 million in 1993. The balance was charged to construction and other accounts. The funded status of PP&L's Plan was (thousands of dollars):



                                                      December 31
                                                   1995         1994

Fair value of plan assets                      $1,086,236    $ 888,214
Actuarial present value of benefit obligations:
  Vested benefits                                 673,264      573,564
  Nonvested benefits                                1,343        1,396
    Accumulated benefit obligation                674,607      574,960
  Effect of projected future compensation         194,203      173,311
    Projected benefit obligation                  868,810      748,271
Plan assets in excess of projected
  benefit obligation                              217,426      139,943
Unrecognized transition assets (being
  amortized over 23 years)                        (63,277)     (67,796)
Unrecognized prior service cost                    58,598       61,941
Unrecognized net gain                            (394,105)    (288,105)

Accrued expense                                 $(181,358)   $(154,017)


	The weighted average discount rate used in determining the actuarial present value of projected benefit obligations was 6.75% and 7.5% on De-cember 31, 1995 and 1994, respectively. The rate of increase in future compensation used in determining the actuarial present value of projected benefit obligations was 5.0% and 5.7% on December 31, 1995 and 1994, re-spectively. The assumed long-term rates of return on assets used in de-termining pension cost in 1995 and 1994 was 8.0%. Plan assets consist primarily of common stocks, government and corporate bonds and temporary cash investments.

	PP&L's subsidiaries formerly engaged in coal mining have a noncon-tributory defined benefit pension plan covering substantially all non-bargaining unit, full-time employees which is fully funded, primarily by group annuity contracts with insurance companies. In addition, the com-panies are liable under federal and state laws to pay black lung benefits to claimants and dependents with respect to approved claims, and are mem-bers of a trust which was established to facilitate payment of such li-abilities. Such costs were not material in 1995, 1994 and 1993.

Postretirement Benefits Other Than Pensions

	Substantially all employees of PP&L and its subsidiaries will become eligible for certain health care and life insurance benefits upon retire-ment. PP&L sponsors four health and welfare benefit plans that cover substantially all management and bargaining unit employees upon retire-ment. One plan provides for retiree health care benefits to certain man-agement employees, another plan provides retiree health care benefits to bargaining unit employees, a third plan provides retiree life insurance benefits to certain management employees up to a specified amount and a fourth plan provides retiree life insurance benefits to bargaining unit employees.

	Dollar limits have been established for the amount PP&L will con-tribute annually toward the cost of retiree health care for employees re-tiring after March 1993.

	In January 1993, PP&L adopted SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," which requires PP&L to ac-crue, during the years that the employees render the necessary service, the expected cost of providing retiree health care and life insurance benefits. The adoption of SFAS 106 did not have a material effect on PP&L's net income. In accordance with a PUC order, PP&L had deferred the PUC-jurisdictional accrued cost of retiree health and life insurance benefits in excess of actual claims paid pending recovery of the in-creased cost in retail rates. As a result of a decision of the Common-wealth Court, in 1994 PP&L started to expense the increased costs appli-cable to operations that were previously being deferred and wrote off such costs deferred in 1993.

	The PUC Decision permitted recovery of the PUC-jurisdictional amount of retiree health care costs resulting from the adoption of SFAS 106. In addition, the PUC Decision permitted PP&L to recover, over a period of about 17 years, the amount of SFAS 106 costs that would have been de-ferred from January 1, 1993 through September 30, 1995, pursuant to a PUC order but for a Commonwealth Court decision that PP&L could not recover these deferred costs. As a result of the PUC Decision, which provided for recovery of $27 million of previously expensed SFAS 106 costs, PP&L recorded a $15.7 million after-tax credit to income, or 10 cents per share of common stock, in the third quarter of 1995.

	In December 1993, PP&L established a separate VEBA for each of the four health and welfare benefit plans for retirees. After making initial contributions, additional funding of the trusts was deferred pending resolution of PP&L's ability to recover the costs of the plans in rates. In December 1995, as a result of the PUC Decision, PP&L resumed funding of these trusts.

	The following table sets forth the plans' combined funded status reconciled with the amount shown on Resources' Consolidated Balance Sheet as of December 31 (thousands of dollars):

                                                       1995       1994
Accumulated postretirement benefit obligation:
  Retirees                                          $127,926    $124,484
  Fully eligible active plan participants             18,184      13,604
  Other active plan participants                      78,790      68,828
                                                     224,900     206,916
Plan assets at fair value, primarily
  temporary cash investments                          29,208      23,506
Accumulated postretirement benefit obligation
  in excess of plan assets                           195,692     183,410
Unrecognized prior service costs                      (5,208)
Unrecognized net loss                                (18,275)    (13,770)
Unrecognized transition obligation (being
  amortized over 20 years)                          (147,750)   (156,448)

Accrued postretirement benefit cost                $  24,452    $ 13,192

	The net periodic postretirement benefit cost included the following components (thousands of dollars):



                                         1995          1994        1993

Service cost - benefits attributed
  to service during the period       $   3,711     $   4,286     $ 3,699
Interest cost on accumulated
  postretirement benefit obligation     15,339        14,189      13,008
Actual return on plan assets            (1,737)         (435)
Net amortization and deferral            8,544         7,645       8,691

Net periodic postretirement
  benefit cost                       $  25,857     $  25,685     $25,398


	Retiree health and benefits costs charged to operating expenses were a net credit of approximately $16.5 million in 1995, reflecting a $32.1 million credit due to the PUC Decision and costs applicable to contrac-tual agreements with other major utilities, $27.2 million in 1994 (which includes $10.8 million of retiree health and benefits costs previously deferred in 1993) and $6.9 million in 1993. Costs in excess of the amount charged to expense were charged to construction and other ac-counts.

	For measurement purposes, a 9% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1996; the rate was assumed to decrease gradually to 6% by 2006 and remain at that level thereafter. Increasing the assumed health care cost trend rates by 1% in each year would increase the accumulated postretirement benefit ob-ligation as of December 31, 1995, by about $10.4 million and the aggre-gate of the service and interest cost components of net periodic postre-tirement benefit cost for the year then ended by about $1.0 million.

	In determining the accumulated postretirement benefit obligation, the weighted average discount rate used was 6.75% and 7.5% on December 31, 1995 and 1994, respectively. The trusts that are holding the plan assets, except for retiree health care benefits to certain management em-ployees, are tax-exempt. The expected long-term rate of return on plan assets for the tax-exempt trusts was 6.5% on December 31, 1995 and 1994.

	In 1992, as a result of the Energy Act, PP&L's subsidiaries formerly engaged in coal mining accrued an additional liability for the cost of health care of retired miners previously employed by them. The new li-ability, based on the present value of future benefits, was estimated at $58 million. As of December 31, 1995, this estimate remains unchanged.

Postemployment Benefits

	PP&L provides health and life insurance benefits to disabled employ-ees and income benefits to eligible spouses of deceased employees. In December 1993, the Company adopted SFAS 112, "Employers' Accounting for Postemployment Benefits," which requires a company to accrue, during the years that the employees render the necessary service, the expected cost of providing benefits to former or inactive employees after employment but before retirement. The adoption of SFAS 112 did not have a material effect on PP&L's net income. Postemployment benefits charged to operat-ing expenses were $0.2 million, $2.1 million and $6.5 million for 1995, 1994 and 1993, respectively. Postemployment benefits charged to operat-ing expenses decreased in 1995 from 1994 due to a change in assumptions used in the 1995 actuarial study.


12.  Workforce Reductions - PP&L

	PP&L continued to reduce the size of its workforce in 1995 as part of ongoing efforts to reduce costs. During 1995, PP&L offered a volun-tary severance program to employees who are members of the IBEW Local
1600 and continued re-engineering efforts that reduced the management workforce. Total employment declined in 1995 by approximately 225 due to these two initiatives. In addition, PP&L expects, and has accrued costs for, additional management workforce reductions in the first half of 1996. The costs of the workforce reductions in 1995 amounted to about $18.6 million after-tax, or 12 cents per share of common stock.

	During 1994, PP&L offered a voluntary early retirement program to 851 employees who were age 55 or older by December 31, 1994. A total of 640 employees elected to retire under the program, at a total cost of $75.9 million. PP&L recorded the cost of the program as a charge against income in the fourth quarter of 1994, which reduced net income by $43.4 million, or 28 cents per share of common stock. As a result of the PUC Decision, which permitted recovery of the PUC-jurisdictional amount through customer rates, PP&L recorded in 1995 a $37.8 million after-tax credit to expense, or 24 cents per share of common stock, to reverse the charge for this program that was recorded in 1994. PP&L estimates annual savings of $35 million from this program which were included in the re-cently decided rate case.


13.  Jointly Owned Facilities - PP&L

	At December 31, 1995, PP&L or a subsidiary owned undivided interests in the following facilities (millions of dollars):

                                                                 Merrill
                                -----Generating Stations------    Creek
                              Susquehanna  Keystone  Conemaugh  Reservoir
Ownership interest                90.00%     12.34%    11.39%      8.37%
Electric utility plant in
  service                        $4,068        $64       $101
Other property                                                      $22
Accumulated depreciation            851         32         32         7
Construction work in progress        35          1          1


	Each participant in these facilities provides its own financing. PP&L receives a portion of the total output of the generating stations equal to its percentage ownership. PP&L's share of fuel and other oper-ating costs associated with the stations is reflected on the Consolidated Statement of Income. The Merrill Creek Reservoir provides water during periods of low river flow to replace water from the Delaware River used by PP&L and other utilities in the production of electricity.


14.  Subsidiary Coal Reserves - PP&L

	In connection with a review by PP&L of its non-core business assets performed in 1994, a subsidiary of PP&L initiated an evaluation of the carrying value of its $83.5 million investment in undeveloped coal re-serves in western Pennsylvania. Outside appraisal firms completed the evaluation and indicated that due to changing market conditions an im-pairment had occurred. Accordingly, the carrying value of this invest-ment was written down to its estimated net realizable value of $9.8 mil-lion, resulting in a $73.7 million pre-tax charge to income. This write down resulted in an after-tax charge to income of $40 million in 1994, which reduced 1994 earnings by approximately 26 cents per share of common stock.

	These reserves were acquired in 1974 with the intention of supplying future coal-fired generating stations. PP&L concluded that it would not develop these reserves. In November 1995, the coal reserves were sold for $52 million, which resulted in a $41.7 million gain, or $20.3 million after-tax, and increased 1995 earnings by approximately 12 cents per share of common stock.


15.  Commitments and Contingent Liabilities - PP&L

Construction Expenditures

	PP&L's construction expenditures are estimated to aggregate $308 million in 1996, $258 million in 1997 and $265 million in 1998, including AFUDC. For discussion pertaining to construction expenditures, see Re-view of Resources' Financial Condition and Results of Operations under the caption "Financial Condition -- Reduction in Capital Expenditure Re-quirements" on page 35.

Nuclear Operations

	PP&L is a member of certain insurance programs which provide cover-age for property damage to members' nuclear generating stations. Facili-ties at the Susquehanna station are insured against property damage losses up to $2.75 billion under these programs. PP&L is also a member of an insurance program which provides insurance coverage for the cost of replacement power during prolonged outages of nuclear units caused by certain specified conditions. Under the property and replacement power insurance programs, PP&L could be assessed retrospective premiums in the event of the insurers' adverse loss experience. The maximum amount PP&L could be assessed under these programs at December 31, 1995 was about
$40.0 million.

	NRC regulations require that in the event of an accident, where the estimated cost of stabilization and decontamination exceeds $100 million, proceeds of property damage insurance be segregated and used, first, to place and maintain the reactor in a safe and stable condition and, sec-ond, to complete required decontamination operations before any insurance proceeds would be made available to PP&L or the trustee under the Mort-gage. PP&L's on-site property damage insurance policies for the Susque-hanna station conform to these regulations.

	PP&L's public liability for claims resulting from a nuclear incident at the Susquehanna station is limited to about $8.9 billion under provi-sions of The Price Anderson Amendments Act of 1988. PP&L is protected against this liability by a combination of commercial insurance and an industry assessment program. A utility's liability under the assessment program will be indexed not less than once during each five-year period for inflation and will be subject to an additional surcharge of 5% in the event the total amount of public claims and costs exceeds the basic as-sessment. In the event of a nuclear incident at any of the reactors cov-ered by The Price Anderson Amendments Act of 1988, PP&L could be assessed up to $151 million per incident, payable at a rate of $20 million per year, plus the additional 5% surcharge, if applicable.

Fuel Oil Dealers' Litigation

	In August 1991, a group of fuel oil dealers in PP&L's service area filed a complaint against PP&L in District Court alleging that PP&L's promotion of electric heat pumps and off-peak thermal storage systems had violated, and continues to violate, the federal antitrust laws. Specifi-cally, the complaint alleged that PP&L's use of its PUC-filed tariff to provide a lower electric rate for newly constructed residences equipped with thermal storage systems, combined with PP&L's program of providing cash grants to developers and contractors for the installation of high efficiency heat pumps in these residences allowed PP&L to illegally cap-ture at least 70% of the market for heating in new residential construc-tion within its service area.

	The complaint requests judgment against PP&L for a sum in excess of $10 million for the alleged antitrust violations, treble the damages al-leged to have been sustained by the plaintiffs over the past four years. The complaint also requests a permanent injunction against all activities found to be illegal, including the cash grant program.

	PP&L filed a motion for summary judgment seeking to dispose of plaintiffs' claims in this case, and in September 1992, the judge ruled on this motion and dismissed all counts against PP&L. The plaintiffs ap-pealed to the Court of Appeals for the Third Circuit. In April 1994, the Court of Appeals issued a decision which in part affirmed the lower court's grant of summary judgment for PP&L, but reversed the grant of summary judgment as to PP&L's payment of cash grants to developers based upon all-electric builder agreements.

	The district court judge has reacquired jurisdiction over this case, and a trial date has been set for September 1996. PP&L cannot predict the outcome of this litigation.

Environmental Matters

	Air

	The Clean Air Act deals, in part, with acid rain under Title IV, at-tainment of federal ambient ozone standards under Title I, and toxic air emissions under Title III. The acid rain provisions specified Phase I sulfur dioxide emission limits for about 55% of PP&L's coal-fired gener-ating capacity by January 1995, and more stringent Phase II sulfur diox-ide emission limits for all of PP&L's fossil-fueled generating units by January 2000. PP&L has complied with the Phase I acid rain provisions under Title IV. To meet the Phase II limits, PP&L plans to purchase lower sulfur coal, utilize banked emission allowances and purchase addi-tional emission allowances instead of relying on FGD. PP&L's decision not to install FGD, with an estimated capital cost of $413 million, on the two generating units at the Montour station represents a significant reduction in previously planned capital expenditures. PP&L filed appli-cations for Phase II permits for its fossil-fuel fired plants in December 1995. The permit applications state that PP&L will comply with applica-ble requirements and obtain emission allowances for each ton of sulfur dioxide emitted.

	PP&L has met the initial requirements under Title I to install rea-sonably available control technology to reduce nitrogen oxide emissions.
An additional two-phase reduction in nitrogen oxides from pre-Clean Air
Act levels has been proposed for the area where PP&L's plants are lo-cated, a 55% reduction by May 1999 and a 75% reduction by 2003, unless scientific studies expected to be completed by 1997 indicate a different reduction is appropriate. The reductions would be required during a five-month ozone season from May through September. Expenditures to meet the 1999 requirements are included in the table of projected construction expenditures in "Financial Condition - Reduction in Capital Expenditure Requirements" on page 35.

	In addition to acid rain and ambient ozone attainment provisions, the clean air legislation requires the EPA to conduct a study of hazard-ous air emissions from power plants. EPA is also studying the health ef-fects of fine particulates which are emitted from power plants and other sources. Adverse findings from either study could cause the EPA to man-date additional ultra high efficiency particulate removal baghouses or specialized flue gas scrubbing to remove certain vaporous trace metals and certain gaseous emissions.

	PP&L currently estimates that additional capital expenditures and operating costs for environmental compliance under the Clean Air Act will be incurred beyond 2000 in amounts which are not now determinable but could be material.

	The Pennsylvania Air Pollution Control Act implements the Clean Air Act. The state legislation essentially requires that new state air emis-sion standards be no more stringent than federal standards. This legis-lation is not expected to significantly affect PP&L's plans for compli-ance with the Clean Air Act.

	The PUC's policy regarding the trading and usage of, and the rate-making treatment for, emission allowances by Pennsylvania electric utili-ties provides, among other things, that the PUC will not require approval of specific transactions and that the cost of allowances will be recog-nized as energy-related power production expenses and recoverable through the ECR.

	Water and Residual Waste

	The DEP regulations governing the handling and disposal of indus-trial (or residual) solid waste require PP&L to upgrade and repermit ex-isting ash basins at all of its coal-fired generating stations by apply-ing updated standards for waste disposal. Ash basins that cannot be repermitted are required to close by July 1997. Any groundwater contami-nation caused by the basins must also be addressed. Any new ash disposal facility must meet the rigid siting and design standards set forth in the regulations. In addition, the siting of future facilities could be af-fected.

	To address the DEP regulations, PP&L is moving forward with its plan to install dry fly ash handling systems at the Brunner Island, Sunbury and Holtwood stations similar to Montour's facilities. Dry fly ash han-dling provides new opportunities for its beneficial use as opposed to disposing of it on-site.

	Groundwater degradation related to fuel oil leakage from underground facilities and seepage from coal refuse disposal areas and coal storage piles has been identified at several PP&L generating stations. Many re-quirements of the DEP regulations address these groundwater degradation issues. PP&L has reviewed its remedial action plans with the DEP. Reme-
dial work is substantially completed at two generating stations.   At
this time, there is no indication that remedial work will be required at other PP&L generating stations.

	The DEP regulations to implement the toxic control provisions of the Federal Water Quality Act of 1987 and to advance Pennsylvania's toxic control program authorize the DEP to use both biomonitoring and a water quality-based chemical-specific approach in the NPDES permits to control toxics. The current Montour station NPDES permit contains stringent lim-its for certain toxic metals and increased monitoring requirements.
Toxic reduction studies are being conducted at the Montour station before the permit limits become effective. Depending on the results of the studies, additional water treatment facilities may be needed at the Mon-tour station. Improvements and upgrades are being planned for the Sun-bury, Brunner Island and Holtwood stations' waste water treatment systems to meet the anticipated NPDES permit requirements.

	Capital expenditures through 2000 to comply with the residual waste regulations, correct groundwater degradation at fossil-fueled generating stations and address waste water control at PP&L facilities, are included in the table of construction expenditures in "Financial Condition - Re-duction in Capital Expenditure Requirements" on page 35. PP&L currently estimates that about $68 million of additional capital expenditures could be required in 2000 and beyond. Actions taken to correct groundwater degradation, to comply with the DEP's regulations and to address waste water control are also expected to result in increased operating costs in amounts which are not now determinable but could be material.

	Superfund and Other Remediation

	PP&L has signed a consent order with the DEP to address a number of sites where PP&L may be liable for remediation of contamination. This may include potential PCB contamination at certain of PP&L's substations and pole sites; potential contamination at a number of coal gas manufac-turing facilities formerly owned and operated by PP&L; and oil or other contamination which may exist at some of PP&L's former generating facili-ties. As a current or past owner or operator of these sites, PP&L may be liable under Superfund or other laws for the costs associated with ad-dressing any hazardous substances at these sites.

	These sites have been prioritized based upon a number of factors, including any potential human health or environmental risk posed by the site, the public's interest in the site, and PP&L's plans for the site. Under the consent order, PP&L will not be required to spend more than $5 million per year on investigation and remediation at those sites covered by the consent order. PP&L will not be required to spend additional money under the consent order in any year that its total remediation costs for sites both within and outside the scope of the consent order exceeds $5 million.

	At December 31, 1995, PP&L had accrued $11.2 million, representing the amount PP&L can reasonably estimate it will have to spend to remedi-ate sites involving the removal of hazardous or toxic substances includ-ing those covered by the consent order mentioned above. PP&L is involved in several other sites where it may be required, along with other par-ties, to contribute to such remediation. Some of these sites have been listed by the EPA under Superfund, and others may be candidates for list-ing at a future date. Future cleanup or remediation work at sites cur-rently under review, or at sites not currently identified, may result in material additional operating costs which PP&L cannot estimate at this time. In addition, certain federal and state statutes, including Super-fund and the Pennsylvania Hazardous Sites Cleanup Act, empower certain governmental agencies, such as the EPA and the DEP, to seek compensation from the responsible parties for the lost value of damaged natural re-sources. The EPA and the DEP may file such compensation claims against the parties, including PP&L, held responsible for cleanup of such sites. Such natural resource damage claims against PP&L could result in material additional liabilities.

	Electric and Magnetic Fields

	Concerns have been expressed by some members of the scientific com-munity and others regarding the potential health effects of EMFs. These fields are emitted by all devices carrying electricity, including elec-tric transmission and distribution lines and substation equipment. Fed-eral, state and local officials are focusing increased attention on this issue. PP&L is actively participating in the current research effort to determine whether EMFs cause any human health problems and is taking steps to reduce EMFs, where practical, in the design of new transmission and distribution facilities. PP&L is unable to predict what effect the EMF issue might have on PP&L operations and facilities and the associated cost.

	Subsidiary Issues

	In June 1995, the DEP ordered a PP&L subsidiary to abate seepage al-legedly discharged from a mine formerly operated by that subsidiary. The subsidiary currently does not believe that it is responsible for this seepage and has appealed the order to DEP's Environmental Hearing Board, which has scheduled evidentiary hearings on the matter. A consultant has been hired to perform additional testing to determine the source of the seepage. If no connection exists between the mine water and the seepage, no abatement is required. However, if abatement ultimately is required, the PP&L subsidiary may be responsible for an extensive and protracted program to pump water from the mine at a cost which could be material.

	Other Environmental Matters

	In addition to the issues discussed above, PP&L may be required to modify, replace or cease operating certain of its facilities to comply with other statutes, regulations and actions by regulatory bodies involv-ing environmental matters, including the areas of water and air quality, hazardous and solid waste handling and disposal and toxic substances. As a result, PP&L may also incur material capital expenditures and operating expenses in amounts which are not now determinable.

SELECTED FINANCIAL AND OPERATING DATA
                                                         1995             1994             1993          1992          1991
PP&L RESOURCES, INC.
Income Items -- thousands
  Operating revenues ..................                $2,751,798       $2,725,099       $2,727,002    $2,744,122    $2,740,715
  Operating income..................................      573,776          501,162          562,808       573,431       582,331
  Net Income (e)....................................      322,653 (d)      215,935 (d)      314,241       306,229       303,727
Balance Sheet Items -- thousands (a)
  Property, plant and equipment........                 7,178,945        7,194,525        7,145,581     7,019,504     6,929,578
  Total assets......................................    9,491,686        9,371,681        9,454,113     8,191,768     7,934,595
  Long-term debt....................................    2,858,728        2,940,789        2,662,570     2,627,159     2,582,233
  Preferred and preference stock
    With sinking fund requirements..................      295,000          295,000          335,000       325,600       364,590
    Without sinking fund requirements...............      171,375          171,375          171,375       223,612       231,375
  Common equity.....................................    2,597,109        2,454,468        2,425,835     2,366,939     2,298,010
  Short-term debt...................................       89,145           74,168          202,260       159,348       147,170
  Total capital provided by investors...............    6,011,357        5,935,800        5,797,040     5,702,658     5,623,378
  Capital lease obligations ........................      219,641          224,765          249,025       251,058       271,976
Financial Ratios
  Return on average common equity -- %                      12.81             8.73            13.06         13.11         13.42
  Embedded cost rates (a)
    Long-term debt -- %.............................         7.95             8.07             8.63          9.36          9.72
    Preferred and preference stock -- %.............         6.09             6.07             6.30          7.36          7.51
  Times interest earned before
    income taxes....................................         3.56             2.73             3.33          3.18          3.06
  Ratio of earnings to fixed charges --
    total enterprise basis (b)......................         3.47             2.70             3.31          3.15          3.04
  Ratio of earnings to fixed charges
     and dividends on preferred
     and preference stock--total
     enterprise basis (b)...........................         2.91             2.27             2.71          2.53          2.43
Common Stock Data
  Number of shares
   outstanding--thousands
    Year-end........................................      159,403          155,482          152,132       151,885       151,655
    Average.........................................      157,649          153,458          151,904       151,676       151,382
  Number of shareowners (a).........................      128,075          132,632          130,677       129,394       127,272
  Earnings per share ...............................        $2.05 (d)        $1.41 (d)        $2.07         $2.02         $2.01
  Dividends declared per share......................        $1.67            $1.67            $1.65         $1.60         $1.55
  Book value per share (a)..........................       $16.29           $15.79           $15.95        $15.58        $15.15
  Market price per share (a)........................          $25              $19              $27      $27-1/4       $26-3/8
  Dividend payout rate -- %.........................           82              119               80            79            77
  Dividend yield -- % (c)...........................         7.86             7.74             5.64          6.07          6.69
  Price earnings ratio (c)..........................        10.38            15.33            14.14         13.05         11.55



(a) At Year-end
(b) Computed using earnings and fixed charges of Resources and its subsidiaries.
    Fixed charges consist of interest on short- and long-term debt, other interest charges, interest on capital lease obligations and the estimated interest component of other rentals.
(c) Based on average of month-end market prices.
(d) 1995 and 1994 earnings were affected by several one-time adjustments.
    See Financial Notes 3, 12, and 14.
(e) Prior years restated to reflect formation of the holding company.

SELECTED FINANCIAL AND OPERATING DATA
<caption

                                                    1995              1994              1993          1992          1991
Pennsylvania Power & Light Company
Income Items -- thousands
  Operating revenues ............                 $2,751,798        $2,725,099        $2,727,002    $2,744,122    $2,740,715
  Operating income.............................      573,776           501,162           562,808       573,431       582,331
  Earnings available to PP&L
    Resources, Inc. (d)........................      324,316 (c)       215,038 (c)       314,241       306,229       303,727
Balance Sheet Items -- thousands (a)
  Property, plant and equipment..                  7,178,945         7,194,525         7,145,581     7,019,504     6,929,578
  Total assets.................................    9,423,795         9,320,682         9,454,113     8,191,768     7,934,595
  Long-term debt...............................    2,858,728         2,940,789         2,662,570     2,627,159     2,582,233
  Preferred and preference stock
    With sinking fund requirements.............      295,000           295,000           335,000       325,600       364,590
    Without sinking fund requirements..........      171,375           171,375           171,375       223,612       231,375
  Common equity................................    2,527,896         2,403,645         2,425,835     2,366,939     2,298,010
  Short-term debt..............................       89,145            74,168           202,260       159,348       147,170
  Total capital provided by investors..........    5,942,144         5,884,977         5,797,040     5,702,658     5,623,378
  Capital lease obligations ...................      219,641           224,765           249,025       251,058       271,976
Financial Ratios
  Return on average common
    equity -- % .................                      13.10              8.83             13.06         13.11         13.42

  Embedded cost rates (a)
    Long-term debt -- %........................         7.95              8.07              8.63          9.36          9.72
    Preferred and preference
      stock -- %...............................         6.09              6.07              6.30          7.36          7.51

  Times interest earned before
    income taxes...............................         3.58              2.73              3.33          3.18          3.06

  Ratio of earnings to fixed charges -- total
    enterprise basis (b).......................         3.48              2.70              3.31          3.15          3.04
  Ratio of earnings to fixed charges and
     dividends on preferred and preference
     stock -- total enterprise basis (b).......         2.92              2.26              2.71          2.53          2.43
Revenue Data
   Average price per kwh billed for
       system sales - cents....................         7.10              7.14              7.27          7.39          7.30
Sales Data
  Customers(a)...................                  1,226,089         1,213,023         1,203,139     1,186,682     1,173,680
  Electric energy sales billed --
   millions of kwh
    Residential ...............................       11,300            11,444            11,043        10,604        10,385
    Commercial ................................        9,948             9,716             9,373         9,039         8,861
    Industrial ................................        9,845             9,536             9,100         8,746         8,456
    Other .....................................        1,578             1,618             1,534         1,366         1,334
      System sales ............................       32,671            32,314            31,050        29,755        29,036
    Contractual sales to other
      major utilities .........................        7,676             6,307             7,142         7,327         7,183
    PJM energy sales ..........................        2,358             3,158             4,142         5,160         7,553
      Total electric energy sales billed ......       42,705            41,779            42,334        42,242        43,772

Number of Full-Time Employees (a)..............        6,661             7,431             7,677         7,882         8,043


(a) At Year-end
(b) Computed using earnings and fixed charges of PP&L and its subsidiaries. Fixed charges consist of interest on short- and long-term debt, other interest charges, interest on capital lease obligations and the estimated interest component of other rentals.
(c) 1995 and 1994 earnings were affected by several one-time adjustments.
    See Financial Notes 3, 12, and 14.
(d) Prior years restated to reflect formation of the holding company.

                SHAREOWNER AND INVESTOR INFORMATION


The following information is provided as a service to shareowners and other investors. For any questions you may have or additional information you may require about PP&L Resources and its subsidiaries, please feel free to call the toll-free number listed below, or write to:

          George I. Kline, Manager
          Investor Services Department
          Pennsylvania Power & Light Co.
          Two North Ninth Street
          Allentown, PA   18101-1179

Toll-Free Phone Number: For information regarding your investor account, or other inquiries, call toll-free: 1-800-345-3085.

Annual Meeting: The annual meetings of shareowners are held each year on the fourth Wednesday of April. The 1996 annual meetings will be held on Wednesday, April 24, 1996, at Lehigh University's Stabler Arena, Lower Saucon Valley Goodman Campus Complex, Bethlehem, PA. A reservation card for meeting attendance is included with shareowners' proxy material.

Proxy Material: A proxy statement, a proxy and a reservation card for Resources' and PP&L's annual meetings are mailed to all shareowners of record as of February 28, 1996.

Dividends: For 1996, the dates on which the declaration of dividends will be considered by the board or its executive committee are: February 28, May 22, August 28, and November 27, for payment on April 1, July 1 and October 1, 1996, and January 1, 1997, respectively. Dividend checks are mailed ahead of those dates with the intention they arrive as close as possible to the payment dates.

Record Dates: The 1996 record dates for dividends are March 9, June 10, September 10 and December 10.

Direct Deposit of Dividends: Shareowners may choose to have their dividend checks deposited directly into their checking or savings account.
Quarterly dividend payments are electronically credited on the dividend date, or the first business day thereafter.

Dividend Reinvestment Plan: Shareowners may choose to have dividends on their Resources' common stock or PP&L preferred stock reinvested in Resources' common stock instead of receiving the dividend by check.

Certificate Safekeeping: Shareowners participating in the Dividend Reinvestment Plan may choose to have their common stock certificates forwarded to PP&L for safekeeping. These shares will be registered in the name of PP&L as agent for plan participants and will be credited to the participants' accounts.

Lost Dividend or Interest Checks: Dividend or interest checks lost by investors, or those that may be lost in the mail, will be replaced if the check has not been located by the 10th business day following the payment date.

Transfer of Stock or Bonds: Stock or bonds may be transferred from one name to another or to a new account in the name of another person. Please call or write regarding transfer instructions.

Bondholder Information: Much of the information and many of the procedures detailed here for shareowners also apply to bondholders. Questions related to bondholder accounts should be directed to Investor Services.

Lost Stock or Bond Certificates: Please call or write to Investor Services for an explanation of the procedure to replace lost stock or bond certificates.

Publications: Several publications are prepared each year and sent to all investors of record and to others who request their names be placed on our mailing lists. These publications are:

PP&L Resources
Annual Report -- published and mailed to all shareowners of record of Resources in mid-March.

Shareowners' Newsletter -- an easy-to-read newsletter containing current items of interest to shareowners -- published and mailed at the beginning of each quarter. Additionally, a special year-end edition containing unaudited results of the year's operations is mailed in early February.

Quarterly Review -- published in May, July and October to provide quarterly financial information to investors.

Periodic Mailings: Letters regarding new investor programs, special items of interest, or other pertinent information are mailed on a non-scheduled basis as necessary.

Duplicate Mailings: Annual reports and other investor publications are mailed to each investor account. If you have more than one account, or if there is more than one investor in your household, you may call or write to request that only one publication be delivered to your address. Please provide account numbers for all duplicate mailings.

Form 10-K: Resources' annual report, filed with the Securities and Exchange Commission on Form 10-K, is available about mid-March. Investors may obtain a copy, at no cost, by calling or writing to Investor Services.








Listed Securities:                     Fiscal Agents:
New York Stock Exchange                Stock Transfer Agents and Registrars
PP&L Resources, Inc.:                    Norwest Bank Minnesota, N.A.
Common Stock (Code:  PPL)                Shareowner Services
                                         161 North Concord Exchange
Pennsylvania Power & Light Co.:          South St. Paul, MN  55075
4-1/2% Preferred Stock
  (Code:  PPLPRB)                        Pennsylvania Power & Light Co.
4.40% Series Preferred Stock             Investor Services Department
  (Code:  PPLPRA)                      Dividend Disbursing Office and
                                       Dividend Reinvestment Plan Agent
Philadelphia Stock Exchange              Pennsylvania Power & Light Co.
PP&L Resources, Inc.:                    Investor Services Department
Common Stock                           Mortgage Bond Trustee
                                         Bankers Trust Co.
Pennsylvania Power & Light Co.:          Attn:  Security Transfer Unit
4-1/2% Preferred Stock                   P.O. Box 291569
3.35% Series Preferred Stock             Nashville, TN  37229
4.40% Series Preferred Stock           Bond Interest Paying Agent
4.60% Series Preferred Stock             Pennsylvania Power & Light Co.
                                         Investor Services Department

QUARTERLY FINANCIAL, COMMON STOCK PRICE AND DIVIDEND DATA (Unaudited)
PP&L Resources, Inc. and Subsidiaries
(Thousands of Dollars, except per share data)
                                                   For the Quarters Ended (a)
                                            March 31   June 30  Sept. 30   Dec. 31
                    1995
Operating revenues.....................      $727,485  $609,213  $682,249  $732,851
Operating income............................  161,427   104,272   179,122   128,955
Net income..................................  101,320    44,719    87,180    89,434
Earnings per common share (b)...............     0.65      0.28      0.55      0.56
Dividends declared per common share (c).....   0.4175    0.4175    0.4175    0.4175
Price per common share
  High......................................   20 7/8    19 7/8    23 1/2    26 1/2
  Low.......................................   19 1/8    17 7/8    18 5/8    21 5/8

                    1994
Operating revenues.....................      $769,453  $640,218  $661,142  $654,286
Operating income............................  169,306   108,378   131,933    91,545
Net income (loss) (d).......................  106,088    47,057    70,012   (7,222)
Earnings (loss) per common share (b)........    0.70       0.31      0.46    (0.05)
Dividends declared per common share (c).....   0.4175    0.4175    0.4175    0.4175
Price per common share
  High......................................   27 1/4    24 7/8    21 7/8    20 3/4
  Low.......................................   22 5/8    19 1/2    19 1/4    18 5/8

(a) PP&L's electric utility business is seasonal in nature with peak sales periods generally occurring in the winter months. In addition earnings in several quarters were affected by several one-time adjustments.
     Accordingly, comparisons among quarters of a year may not be indicative of overall trends and changes in operations.
(b) The sum of the quarterly amounts may not equal annual earnings per share due to changes in the number of common shares outstanding during the year or rounding.
(c) Resources has paid quarterly cash dividends on its common stock in every year since 1946. The dividends paid per share in 1995 and 1994 were $1.67 and $1.665, respectively. The most recent regular quarterly dividend paid by Resources was 41.75 cents per share (equivalent to $1.67 per annum) paid January 1, 1996. Future dividends will be dependent upon future earnings, financial requirements and other factors.
(d)  Restated to reflect formation of the holding company.

QUARTERLY FINANCIAL DATA (Unaudited)
Pennsylvania Power & Light Company and Subsidiaries
(Thousands of Dollars)
                                                                       For the Quarters Ended (a)
                                                  March 31     June 30    Sept. 30     Dec. 31
                       1995
Operating revenues..........................       $727,485    $609,213    $682,249    $732,851
Operating income..................................  161,427     104,272     179,122     128,955
Net income .......................................  108,207      51,887      94,762      97,228
Earnings available to PP&L Resources..............  101,265      44,945      87,820      90,286


                     1994 (b)
Operating revenues..........................       $769,453    $640,218    $661,142    $654,286
Operating income..................................  169,306     108,378     131,933      91,545
Net income (loss).................................  113,634      53,643      76,598        (432)
Earnings (loss) available to PP&L Resources.......  106,056      46,701      69,656      (7,375)


(a) PP&L's electric utility business is seasonal in nature with peak sales periods generally occurring in the winter months. Accordingly, comparisons among quarters of a year may not be indicative of overall trends and changes in operations.

(b) Restated to reflect the retroactive dividend of PMDC to PP&L Resources as described in Financial Note 1.


PP&L Resources, Inc.
Pennsylvania Power & Light Company

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                                       Column B           Column C   Column D      Column E
                       Column A                                                      Deductions
                                                                                       from
                                                        Balance           Additions  Reserves -
                                                          at                Charges  Losses or     Balance at
                                                       Beginning  Charged  to Other  Expenses       End of
                                                       of Period to Income Accounts  Applicable     Period
                      Description
                                                       (Thousands of Dollars)
Year Ended December 31, 1995

Reserves deducted from assets in
  the Balance Sheet
    Uncollectible accounts ............................ $29,083   $24,916             $19,088       $34,911
    Obsolete inventory - Materials and supplies........       0    14,700                            14,700

Year Ended December 31, 1994

Reserves deducted from assets in
  the Balance Sheet
    Uncollectible accounts ............................  29,429    16,942              17,288        29,083
    Obsolete inventory - Materials and supplies........     172                           172             0

Year Ended December 31, 1993

Reserves deducted from assets in
  the Balance Sheet
    Uncollectible accounts ............................  27,660    18,660              16,891        29,429
    Obsolete inventory - Materials and supplies .......   1,406                         1,234           172


                         PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


	Information for this item concerning directors of Resources will be set forth in the sections entitled "Nominees for Directors" and "Directors Continuing in Office" in Resources' 1996 Notice of Annual Meeting and Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 1995, and which information is incorporated herein by reference. Information required by this item concerning the executive officers of Resources is set forth on page 22 through 23 of this report.

	Information for this item concerning directors of PP&L will be set forth in the sections entitled "Nominees for Directors" and "Directors Continuing in Office" in PP&L's
1996 Notice of Annual Meeting and Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 1995, and which information is incorporated herein by reference. Information required by this item concerning the executive officers of PP&L is set forth on page 22 through 23 of this report.


             ITEM 11. EXECUTIVE COMPENSATION


	Information for this item for Resources will be set forth in the sections entitled "Compensation of Directors,"
"Summary Compensation Table" and "Retirement Plans for
Executive Officers" in Resources' 1996 Notice of Annual
Meeting and Proxy Statement, which will be filed with SEC not later than 120 days after December 31, 1995, and which information is incorporated herein by reference.

	Information for this item for PP&L will be set forth in the sections entitled "Compensation of Directors," "Summary Compensation Table" and "Retirement Plans for Executive Officers" in PP&L's 1996 Notice of Annual Meeting and Proxy Statement, which will be filed with SEC not later than 120 days after December 31, 1995, and which information is incorporated herein by reference.


           ITEM 12. SECURITY OWNERSHIP OF CERTAIN
              BENEFICIAL OWNERS AND MANAGEMENT


	Information for this item for Resources will be set forth in the section entitled "Stock Ownership" in Resources' 1996 Notice of Annual Meeting and Proxy
Statement, which will be filed with the SEC not later than 120 days after December 31, 1995, and which information is incorporated herein by reference.

	Information for this item for PP&L will be set forth in the section entitled "Stock Ownership" in PP&L's 1996 Notice of Annual Meeting and Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 1995, and which information is incorporated herein by reference.


   ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


	None.

                                PART IV

                  ITEM 14.  EXHIBITS, FINANCIAL STATEMENT
                     SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

     1.  Financial Statements - included in response to Item 8.

         PP&L Resources, Inc.
           Independent Auditors' Reports
           Consolidated Statements of Income for the Three
             Years Ended December 31, 1995
           Consolidated Statements of Cash Flows for
             the Three Years Ended December 31, 1995
           Consolidated Balance Sheet at December 31, 1995
             and 1994
           Consolidated Statement of Shareowners' Common Equity
             for the Three Years Ended December 31, 1995
           Consolidated Statement of Preferred and Preference
             Stock at December 31, 1995 and 1994
           Notes to Financial Statements

         Pennsylvania Power & Light Company
           Independent Auditors' Reports
           Consolidated Statements of Income for the Three
             Years Ended December 31, 1995
           Consolidated Statements of Cash Flows for
             the Three Years Ended December 31, 1995
           Consolidated Balance Sheet at December 31, 1995
             and 1994
           Consolidated Statement of Shareowner's Common Equity
             for the Three Years Ended December 31, 1995
           Consolidated Statement of Preferred and Preference
             Stock at December 31, 1995 and 1994
           Consolidated Statement of Long-Term Debt at
             December 31, 1995 and 1994
           Notes to Financial Statements


     2.  Supplementary Data and Supplemental Financial Statement
         Schedule - included in response to Item 8.

         Schedule II - Valuation and Qualifying Accounts and
                         Reserves for the Three Years Ended
                         December 31, 1995

         All other schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or notes thereto.

     3.  Exhibits

           Exhibit Index on page 97.

(b)  Reports on Form 8-K:

     None.

                                 SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PP&L Resources, Inc.
                                        (Registrant)

                              Pennsylvania Power & Light Company
                                        (Registrant)


By  (Signed) William F. Hecht
William F. Hecht - Chairman, President
                   and Chief Executive
                   Officer(PP&L Resources,
                   Inc. and Pennsylvania
                   Power & Light Company)

	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                                                        TITLE
By   (Signed) William F. Hecht                  Principal Executive
William F. Hecht - Chairman, President            Officer and Director
                   and Chief Executive
                   Officer (PP&L Resources,
                   Inc. and Pennsylvania
                   Power & Light Company)


By   (Signed) R. E. Hill                        Principal Financial
R. E. Hill - Senior Vice President-               Officer
               Financial and Treasurer
               (PP&L Resources, Inc.)
             Senior Vice President-
               Financial (Pennsylvania
               Power & Light Company)


By   (Signed) J. J. McCabe                      Chief Accounting
J. J. McCabe - Vice President and                 Officer
                 Controller(PP&L Resources,
                 Inc. and Pennsylvania Power
                 & Light

E. Allen Deaver      Clifford L. Jones
Nance K. Dicciani    John T. Kauffman
William J. Flood     Robert Y. Kaufman
Daniel G. Gambet     Francis A. Long           Directors
Elmer D. Gates       Norman Robertson
Derek C. Hathaway    David L. Tressler
Stuart Heydt


By  (Signed) William F. Hecht
William F. Hecht, Attorney-in-fact                    Date: March 1, 1996

                        EXHIBIT INDEX


	The following Exhibits indicated by an asterisk preceding the Exhibit number are filed herewith. The balance of the Exhibits have heretofore been filed with the Commission and pursuant to Rule 12(b)-32 are incorporated herein by reference. Exhibits indicated by a # are filed or listed pursuant to Item 601(b)(10)(iii) of Regulation S-K.


	3(i)-1	-	Articles of Incorporation of Resources
(Exhibit B to Proxy Statement of PP&L and
Prospectus of Resources, dated March 9,
1995)

	3(i)-2	-	Restated Articles of Incorporation of PP&L
(Exhibit A to the Proxy Statement of PP&L
and Prospectus of Resources dated March 9,
1995)

	3(ii)-1	-	By-laws of Resources (Exhibit 3.2 to
Registration Statement No. 33-57949)

	3(ii)-2	-	By-laws of PP&L (Exhibit 3(ii) to PP&L's
Form 10-K Report (File No. 1-905) for the year ended December 31, 1993)

	4(a)-1	-	Amended and Restated Employee Stock
Ownership Plan, dated October 26, 1988
(Exhibit 4(b) to PP&L's Form 10-K Report
(File No. 1-905) for the year ended
December 31, 1988)

	4(a)-2	-	Amendment No. 1 to said Employee Stock
Ownership Plan, effective January 1, 1989
(Exhibit 4(b)-2 to PP&L's Form 10-K Report
(File No. 1-905) for the year ended
December 31, 1989)

	4(a)-3	-	Amendment No. 2 to said Employee Stock
Ownership Plan, effective January 1, 1990
(Exhibit 4(b)-3 to PP&L's Form 10-K Report
(File No. 1-905) for the year ended
December 31, 1989)

	4(a)-4	-	Amendment No. 3 to said Employee Stock
Ownership Plan, effective January 1, 1991
(Exhibit 4(b)-4 to PP&L's Form 10-K Report
(File No. 1-905) for the year ended
December 31, 1990)

	4(a)-5	-	Amendment No. 4 to said Employee Stock
Ownership Plan, effective January 1, 1991
(Exhibit 4(a)-5 to PP&L's Form 10-K Report
(File No. 1-905) for the year ended
December 31, 1991)

	4(a)-6	-	Amendment No. 5 to said Employee Stock
Ownership Plan, effective October 23, 1991
(Exhibit 4(a)-6 to PP&L's Form 10-K Report
(File No. 1-905) for the year ended
December 31, 1991)

	4(a)-7	-	Amendment No. 6 to said Employee Stock
Ownership Plan, effective January 1, 1990 and January 1, 1992 (Exhibit 4(a)-7 to
PP&L's Form 10-K Report (File No. 1-905)
for the year ended December 31, 1991)

    4(a)-8	-	Amendment No. 7 to said Employee Stock
Ownership Plan, effective January 1, 1992
(Exhibit 4(a)-8 to PP&L's Form 10-K Report
(File No. 1-905) for the year ended
December 31, 1991)

    4(a)-9	-	Amendment No. 8 to said Employee Stock
Ownership Plan, effective July 1, 1992
(Exhibit 4(a)-9 to PP&L's Form 10-K Report
(File No. 1-905) for the year ended
December 31, 1992)

    4(a)-10	-	Amendment No. 9 to said Employee Stock
Ownership Plan, effective January 1, 1993
(Exhibit 4(a)-10 to PP&L's Form 10-K Report
(File No. 1-905) for the year ended
December 31, 1992)

    4(a)-11	-	Amendment No. 10 to said Employee Stock
Ownership Plan, effective January 1, 1993
(Exhibit 4(a)-11 to PP&L's Form 10-K Report
(File No. 1-905) for the year ended
December 31, 1993)



    4(a)-12	-	Amendment No. 11 to said Employee Stock
Ownership Plan, effective January 1, 1994
(Exhibit 4(a)-12 to PP&L's Form 10-K Report
(File No. 1-905) for the year ended
December 31, 1994)

    4(a)-13	-	Amendment No. 12 to said Employee Stock
Ownership Plan, effective January 1, 1994
(Exhibit 4(a)-13 to PP&L's Form 10-K Report
(File No. 1-905) for the year ended
December 31, 1994)

   *4(a)-14	-	Amendment No. 13 to said Employee Stock
Ownership Plan, effective April 27, 1995

    4(a)-15	-	Amendment No. 14 to said Employee Stock
Ownership Plan, effective January 1, 1989 and January 1, 1995 (Exhibit 4(a)-14 to
PP&L's Form 10-K Report (File No. 1-905)
for the year ended December 31, 1994)

   *4(a)-16	-	Amendment No. 15 to said Employee Stock
Ownership Plan, effective October 25, 1995

	 4(b)-l	-	Mortgage and Deed of Trust, dated as of
October l, 1945, between PP&L and Guaranty
Trust Company of New York (now Morgan
Guaranty Trust Company of New York), as
Trustee (Exhibit 2(a)-4 to Registration
Statement No. 2-60291)

	 4(b)-2	-	Supplement, dated as of July 1, 1954, to
said Mortgage and Deed of Trust (Exhibit
2(b)-5 to Registration Statement
No. 219255)

	 4(b)-3	-	Supplement, dated as of June l, 1966, to
said Mortgage and Deed of Trust (Exhibit
2(a)-l3 to Registration Statement No.
2-60291)

	4(b)-4	-	Supplement, dated as of November 1, 1967,
to said Mortgage and Deed of Trust (Exhibit
2(a)-14 to Registration Statement No. 2-
60291)

	4(b)-5	-	Supplement, dated as of January 1, 1969, to
said Mortgage and Deed of Trust (Exhibit
2(a)-16 to Registration Statement No. 2-
60291)

	4(b)-6	-	Supplement, dated as of June 1, 1969, to
said Mortgage and Deed of Trust (Exhibit
2(a)-17 to Registration Statement No.
2-60291)

	4(b)-7	-	Supplement, dated as of February 1, 1971,
to said Mortgage and Deed of Trust (Exhibit
2(a)-19 to Registration Statement No. 2-
60291)

	4(b)-8	-	Supplement, dated as of February 1, 1972,
to said Mortgage and Deed of Trust (Exhibit
2(a)-20 to Registration Statement No. 2-
60291)

	4(b)-9	-	Supplement, dated as of January 1, 1973, to
said Mortgage and Deed of Trust (Exhibit
2(a)-21 to Registration Statement No. 2-
60291)

	4(b)-10	-	Supplement, dated as of October 1, 1989, to
said Mortgage and Deed of Trust (Exhibit
4(a) to PP&L's Form 8-K Report (File No. 1-
905) dated November 6, 1989)

	4(b)-11	-	Supplement, dated as of July 1, 1991, to
said Mortgage and Deed of Trust
(Exhibit 4(a) to PP&L's Form 8-K Report
(File No. 1-905) dated July 29, 1991)

	4(b)-12	-	Supplement, dated as of May 1, 1992, to
said Mortgage and Deed of Trust (Exhibit
4(a) to PP&L's Form 8-K Report (File No. 1-
905) dated June 1, 1992)

	4(b)-13	-	Supplement, dated as of November 1, 1992,
to said Mortgage and Deed of Trust (Exhibit
4(b)-29 to PP&L's Form 10-K Report (File 1-
905) for the year ended December 31, 1992)

	4(b)-14	-	Supplement, dated as of February 1, 1993,
to said Mortgage and Deed of Trust (Exhibit
4(a) to PP&L's Form 8-K Report (File No. 1-
905) dated February 16, 1993)

	4(b)-15	-	Supplement, dated as of April 1, 1993, to
said Mortgage and Deed of Trust (Exhibit
4(a) to PP&L's Form 8-K Report (File No. 1-
905) dated April 30, 1993

	4(b)-16	-	Supplement, dated as of June 1, 1993, to
said Mortgage and Deed of Trust (Exhibit
4(a) to PP&L's Form 8-K Report (File No. 1-
905) dated July 7, 1993)

	4(b)-17	-	Supplement, dated as of October 1, 1993, to
said Mortgage and Deed of Trust (Exhibit
4(a) to PP&L's Form 8-K Report (File No. 1-
905) dated October 29, 1993)

   4(b)-18	-	Supplement, dated as of February 15, 1994,
to said Mortgage and Deed of Trust (Exhibit
4(a) to PP&L's Form 8-K Report (File No. 1-
905) dated March 11, 1994)

    4(b)-19	-	Supplement, dated as of March 1, 1994, to
said Mortgage and Deed of Trust (Exhibit
4(b) to PP&L's Form 8-K Report (File No. 1-
905) dated March 11, 1994)

    4(b)-20	-	Supplement, dated as of March 15, 1994, to
said Mortgage and Deed of Trust (Exhibit
4(a) to PP&L's Form 8-K Report (File No. 1-
905) dated March 30, 1994)

    4(b)-21	-	Supplement, dated as of September 1, 1994,
to said Mortgage and Deed of Trust (Exhibit
4(a) to PP&L's Form 8-K (File No. 1-905)
dated October 3, 1994)

    4(b)-22	-	Supplement, dated as of October 1, 1994, to
said Mortgage and Deed of Trust (Exhibit
4(a) to PP&L's Form 8-K Report (File No. 1-
905) dated October 3, 1994)

    4(b)-23	-	Supplement, dated as of August 1, 1995, to
said Mortgage and Deed of Trust (Exhibit
6(a) to PP&L's Form 10-Q Report (File No.
1-905) dated November 14, 1995)

	 l0(a)-1	-	Revolving Credit Agreement, dated as of
August 30, 1994, between PP&L and the Banks named therein

	 l0(b)	-	Pollution Control Facilities Agreement,
dated as of May 1, 1973, between PP&L and the Lehigh County Industrial Development
Authority (Exhibit 5(z) to Registration
Statement No. 2-60834)

 	 l0(c)-l	-	Interconnection Agreement, dated September
26, 1956, among Public Service Electric &
Gas Company, Philadelphia Electric Company,
PP&L, Baltimore Gas & Electric Company,
Pennsylvania Electric Company, Metropolitan
Edison Company, New Jersey Power & Light
Company and Jersey Central Power & Light
Company (Exhibit 5(e) to Registration
Statement No. 2-60291)

	 l0(c)-2	-	Supplemental Agreement, dated April 1,
1974, to said Interconnection Agreement
(Exhibit 5(f)-4 to Registration Statement
No. 2-51312)

	 l0(c)-3	-	Supplemental Agreement, dated June 15,
1977, to said Interconnection Agreement
(Exhibit 5(e)-5 to Registration Statement
No. 2-60291)

	 l0(c)-4	-	Agreement of Settlement and Compromise,
dated July 25, 1980, among the parties to said Interconnection Agreement (Exhibit
20(b)-8 to PP&L's Form l0-Q Report (File
No. l-905) for the quarter ended September
30, 1980)

	 l0(c)-5	-	Supplemental Agreement, dated March 26,
1981, to said Interconnection Agreement
(Exhibit l0(b)-l0 to PP&L's Form l0-K
Report (File No. 1-905) for the year ended
December 31, 1981)

	 l0(c)-6	-	Revisions to Schedules 4.02, 7.01, and
9.01, all effective August 9, 1982, to said
Interconnection Agreement (Exhibit 10(e)-11
to PP&L's Form l0-K Report (File No. l-905)
for the year ended December 31, 1982)

	 l0(c)-7	-	Schedules 4.02, 5.01, 5.02, 5.04, 5.05,
6.01, 6.03, 6.04, 7.01, 7.02 7.03; all
effective February 6, 1984, to said
Interconnection Agreement (Exhibit 10(e)-8
to PP&L's Form l0-K Report (File No. 1-905)
for the year ended December 31, 1985)

	 l0(c)-8	-	Schedule 5.03, Revision l, Exhibit A,
revised May 31, 1985, to said Intercon-
nection Agreement (Exhibit 10(e)-10 to
PP&L's Form l0-K Report (File No. 1-905)
for the year ended December 31, 1985)

	 10(c)-9	-	Schedule 4.02, Revision No. 2, effective
December 4, 1989, to said Interconnection
Agreement (Exhibit 10(d)-13 to PP&L's Form
10-K Report (File No. 1-905) for the year ended December 31, 1989)

	 10(c)-10	-	Schedule 5.06, Revision No. 1, effective
June 1, 1990, to said Interconnection
Agreement (Exhibit 10(d)-14 to PP&L's Form
10-K Report (File No. 1-905) for the year ended December 31, 1990)

	10(c)-11	-	Schedule 2.21, Revision No. 1, effective
June 1, 1990, to said Interconnection
Agreement (Exhibit 10(d)-15 to PP&L's Form
10-K Report (File No. 1-905) for the year ended December 31, 1990)

	10(c)-12	-	Schedule 2.212, Revision No. 2, effective
June 1, 1990, to said Interconnection
Agreement (Exhibit 10(d)-16 to PP&L's Form
10-K Report (File No. 1-905) for the year ended December 31, 1990)

	10(c)-13	-	Schedule 9.01, Revision No. 4, effective
June 1, 1992, to said Interconnection
Agreement (Exhibit 10(d)-18 to PP&L's Form
10-K Report (File No. 1-905) for the year ended December 31, 1990)

	10(c)-14	-	Schedule 3.01, Revision No. 3, effective
June 1, 1992, to said Interconnection
Agreement (Exhibit 10(c)-15 to PP&L's Form
10-K Report (File No. 1-905) for the year ended December 31, 1991)

	10(c)-15	-	Schedule 4.01, Revision No. 13, effective
June 1, 1993, to said Interconnection
Agreement (Exhibit 10(c)-15 to PP&L's Form
10-K Report (File No. 1-905) for the year ended December 31, 1993)

	l0(d)	-	Capacity and Energy Sales Agreement, dated
June 29, 1983, between PP&L and Atlantic
City Electric Company (Exhibit 10(f)-2 to
PP&L's Form 10-K Report (File No. 1-905)
for the year ended December 31, 1983)



	10(e)-1	-	Capacity and Energy Sales Agreement, dated
March 9, 1984, between PP&L and Jersey
Central Power & Light Company (Exhibit
l0(f)-3 to PP&L's Form l0-K Report (File
No. 1-905) for the year ended December 31,
1984)

	10(e)-2	-	First Supplement, effective February 28,
1986, to said Capacity and Energy Sales
Agreement (Exhibit 10(e)-4 to PP&L's Form
10-K Report (File No. 1-905) for the year ended December 31, 1986)

	10(e)-3	-	Second Supplement, effective January 1,
1987, to said Capacity and Energy Sales
Agreement (Exhibit 10(g)-3 to PP&L's Form
10-K Report (File No. 1-905) for the year ended December 31, 1989)

	10(e)-4	-	Amendments to Exhibit A, effective
October 1, 1987, to said Capacity and
Energy Sales Agreement (Exhibit 10(e)-6 to
PP&L's Form 10-K Report (File No. 1-905)
for the year ended December 31, 1987)

	10(e)-5	-	Third Supplement, effective December 1,
1988, to said Capacity and Energy Sales
Agreement (Exhibit 10(g)-5 to PP&L's Form
10-K Report (File No. 1-905) for the year ended December 31, 1989)

	10(e)-6	-	Fourth Supplement, effective December 1,
1988, to said Capacity and Energy Sales
Agreement (Exhibit 10(g)-6 to PP&L's Form
10-K Report (File No. 1-905) for the year ended December 31, 1989)

	10(f)-1	-	Capacity and Energy Sales Agreement, dated
December 21, 1989, between PP&L and GPU
Service Corporation (Exhibit 10(h) to
PP&L's Form 10-K Report (File No. 1-905)
for the year ended December 31, 1989)

	10(f)-2 	-	First Supplement, effective June 1, 1991,
to said Capacity and Energy Sales Agreement
(Exhibit 10(f)-2 to PP&L's Form 10-K Report
(File No. 1-905) for the year ended
December 31, 1991)



	10(g)-1	-	Capacity and Energy Sales Agreement, dated
January 28, 1988, between PP&L and
Baltimore Gas and Electric Company (Exhibit
10(e)-7 to PP&L's Form 10-K Report (File
No. 1-905) for the year ended December 31,
1987)

	10(g)-2	-	First Supplement, effective November 1,
1988, to said Capacity and Energy Sales
Agreement (Exhibit 10(i)-2 to PP&L's Form
10-K Report (File No. 1-905) for the year ended December 31, 1989)

	10(g)-3	-	Second Supplement, effective June 1, 1989,
to said Capacity and Energy Sales Agreement
(Exhibit 10(i)-3 to PP&L's Form 10-K Report
(File No. 1-905) for the year ended
December 31, 1989)

	10(g)-4	-	Third Supplement, effective June 1, 1991,
to said Capacity and Energy Sales Agreement
(Exhibit 10(g)-4 to PP&L's Form 10-K Report
(File No. 1-905) for the year ended
December 31, 1991)

	#10(h)-1	-	Amended and Restated Directors Deferred
Compensation Plan, effective July 1, 1995
(Exhibit C to Proxy Statement of PP&L and
Prospectus of Resources, dated March 9,
1995)

  *#10(i)-1	-	Amended and Restated Directors Retirement
Plan, effective April 27, 1995

  #10(j)-1	-	Amended and Restated Deferred Compensation
Plan for Executive Officers, effective
January 1, 1990 (Exhibit 10(s) to PP&L's
Form 10-K Report (File No. 1-905) for the year ended December 31, 1990)

    #10(j)-2	-	Amendment No. 1 to said Officers Deferred
Compensation Plan, effective January 1,
1991 (Exhibit 10(j)-2 to PP&L's Form 10-K
Report (File No. 1-905) for the year ended
December 31, 1991)



    #10(j)-3	-	Amendment No. 2 to said Officers Deferred
Compensation Plan, effective October 23,
1991 (Exhibit 10(j)-3 to PP&L's Form 10-K
Report (File No. 1-905) for the year ended
December 31, 1991)

    #10(j)-4	-	Amendment No. 3 to said Officers Deferred
Compensation Plan, effective January 1,
1992 and April 1, 1992 (Exhibit 10(j)-4 to
PP&L's Form 10-K Report (File No. 1-905)
for the year ended December 31, 1991)

    #10(j)-5	-	Amendment No. 4 to said Officers Deferred
Compensation Plan, effective January 1,
1995 (Exhibit 10(j)-5 to PP&L's Form 10-K
Report (File No. 1-905) for the year ended
December 31, 1994)

   *#l0(k)	-	Amended and Restated Supplemental Executive
Retirement Plan, effective August 31, 1995

  *#10(l)	-	Amended and Restated Executive Retirement
Security Plan, effective August 31, 1995

   #10(m)-1	-	Amended and Restated Incentive Compensation
Plan, effective January 1, 1995 (Exhibit D
to Proxy Statement of PP&L and Prospectus
of PP&L Resources, Inc., dated March 9,
1995)

  *#10(m)-2	-	Amendment No. 1 to said Amended and
Restated Incentive Compensation Plan,
effective April 27, 1995

  *#10(n)	-	Description of Executive Compensation
Incentive Award Program 1/







Footnote 1/
	This description is provided pursuant to 17 C.F.R.
Subsection 229.601(b)(10)(iii)(A).



    10(o)	-	Conformed  Nuclear Fuel Lease, dated as of
February 1, 1982, between PP&L, as lessee, and Newton I. Waldman, not in his individual capacity, but solely as
Cotrustee of the Pennsylvania Power & Light
Energy Trust, as lessor (Exhibit 10(g) to
PP&L's Form l0-K Report (File No. 1-905)
for the year ended December 31, 1981)

   *12(a)	-	Resources' Computation of Ratio of Earnings
to Fixed Charges

   *12(b)	-	PP&L's Computation of Ratio of Earnings to
Fixed Charges

   *23(a)	-	Consent of Price Waterhouse LLP

   *23(b)	-	Consent of Deloitte & Touche LLP

   *24	-	Power of Attorney

   *27	-	Financial Data Schedule

   *99	-	Schedule of Property, Plant and Equipment









________________________

	Certain long-term debt instruments of PP&L's consolidated subsidiaries have been omitted from this filing pursuant to 17 C.F.R. Subsection 229.601(b)(4)(iii)(A). PP&L will furnish a copy of any such instrument to the Commission upon request.

(PP&L LOGO
APPEARS HERE)

	PP&L Resources, Inc.
	Two North Ninth Street * Allentown, PA   18101

Bulk Rate
U.S. Postage
PAID
Allentown, PA.
Permit No. 104