Form 10-Q
period 1996-03-31
PP&L RESOURCES INC
filed 1996-05-15
CIK 922224

                                United States
                     Securities and Exchange Commission
                            Washington, DC   20549


                                   Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the quarterly period ended    March 31, 1996

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

PP&L Resources, Inc.                  Common stock, $.01 par value,
                                      160,729,489 shares outstanding at
                                      April 30, 1996
Pennsylvania Power & Light Co.        Common stock, no par value,
                                      157,300,382, shares outstanding and
                                      all held by PP&L Resources, Inc. at
                                      April 30, 1996

                              PP&L RESOURCES, INC.
                                       AND
                       PENNSYLVANIA POWER & LIGHT COMPANY




                                     FORM 10-Q
                       FOR THE QUARTER ENDED March 31, 1996


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

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings

         Item 6. Exhibits and Reports on Form 8-K

GLOSSARY OF TERMS AND ABBREVIATIONS

SIGNATURES













PP&L RESOURCES, INC. AND SUBSIDIARIES
Part 1. FINANCIAL INFORMATION
Item 1. Financial Statements

     In the opinion of PP&L Resources, Inc. (Resources), the unaudited financial statements included herein reflect all adjustments necessary to present fairly the
Consolidated Balance Sheet as of March 31, 1996 and December 31, 1995, and the
Consolidated Statement of Income and Consolidated Statement of Cash Flows for
the periods ended March 31, 1996 and 1995.  Resources is the parent holding company of
Pennsylvania Power & Light Company (PP&L), Power Markets Development Company (PMDC),
and Spectrum Energy Services Corporation (Spectrum).  PP&L comprises
99 percent of Resources' assets, revenues and earnings.  All nonutility operating transactions are included in "Other Income and Deductions--Other-net" in Resources'
Consolidated Statement of Income.

CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
(Millions of Dollars, except per share data)

                                                         Three  Months
                                                         Ended  March 31,
                                                         1996    1995
Operating Revenues  ....................................  $789    $727

Operating Expenses
   Operation
      Fuel..............................................   124     118
      Power purchases...................................    91      74
      Other.............................................   122     116
   Maintenance..........................................    40      35
   Depreciation.........................................    73      77
   Amortized depreciation...............................    17      10
   Income taxes.........................................    89      82
   Taxes, other than income.............................    57      54
                                                           613     566
Operating Income .......................................   176     161

Other Income and (Deductions)
   Allowance for equity funds used during
      construction......................................     1       2
   Other - net..................................................     1
                                                             1       3
Income Before Interest Charges & Dividends on Preferred
  Stock ................................................   177     164

Interest Charges
   Long-term debt.......................................    52      55
   Short-term debt and other............................     4       3
   Allowance for borrowed funds used during
      construction and interest capitalized.............    (2)     (2)
                                                            54      56
Preferred Stock Dividend Requirements...................     7       7
Net Income..............................................  $116    $101

Earnings Per Share of Common Stock (a) ................. $0.73   $0.65
Average Number of Shares Outstanding
 (thousands)............................................159,890 156,163
Dividends Declared Per Share of Common
 Stock..................................................$0.4175 $0.4175

(a)  Based on average number of shares outstanding.
See accompanying Notes to Financial Statements.

PP&L RESOURCES,INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Millions of Dollars)
                                                      March 31, December 31,
                                                        1996       1995
                                                      (Unaudited)(Audited)
                        ASSETS
Property, Plant and Equipment
   Electric utility plant in service -
     at original cost.................................  $9,673     $9,637
     Accumulated depreciation ........................  (3,179)    (3,113)
     Deferred depreciation ...........................     192        209
                                                         6,686      6,733
   Construction work in progress - at cost............     181        170
   Nuclear fuel owned and leased - net
     of amortization .................................     129        134
   Other leased property - net of amortization .......      82         85

     Electric utility plant - net.....................   7,078      7,122
   Other property - (net of depreciation, amortization
     and depletion 1996, $56; 1995, $56)..............      57         57
                                                         7,135      7,179
Investments
   Associated company - at equity ....................      17         17
   Nuclear plant decommissioning trust fund ..........     110        110
   Financial investments..............................     151        142
   Other - at cost or less ...........................      21         20
                                                           299        289
Current Assets
   Cash and cash equivalents .........................      22         20
   Current financial investments .....................     103         96
   Accounts receivable (less reserve:  1996, $36;
     1995, $35).......................................     238        211
   Unbilled revenues..................................      79         92
   Fuel (coal and oil) - at average cost..............      91         82
   Materials and supplies - at average cost...........     106        108
   Prepayments........................................      72         11
   Deferred income taxes .............................      45         42
   Other..............................................      31         31
                                                           787        693
Deferred Debits
   Taxes recoverable through future rates.............     992      1,003
   Other .............................................     318        328
                                                         1,310      1,331
                                                        $9,531     $9,492

See accompanying Notes to Financial Statements.


PP&L RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Millions of Dollars)
                                                 March 31, December 31,
                                                   1996       1995
                                                 (Unaudited)(Audited)
                   LIABILITIES
Capitalization
   Common equity
     Common stock................................      $2         $2
     Capital in excess of par value .............   1,531      1,513
     Earnings reinvested ........................   1,133      1,083
     Capital stock expense and other ............      (2)        (1)
                                                    2,664      2,597
   Preferred stock
     With sinking fund requirements..............     295        295
     Without sinking fund requirements...........     171        171

   Long-term debt................................   2,830      2,829
                                                    5,960      5,892

Current Liabilities
   Commercial paper ....................................          68
   Bank loans ...................................      26         21
   Long-term debt due within one year............      30         30
   Capital lease obligations due within one year.      80         81
   Accounts payable..............................     114        128
   Taxes accrued.................................     135         47
   Interest accrued..............................      62         66
   Dividends payable.............................      74         74
   Other.........................................      90         86
                                                      611        601

Deferred Credits and Other Noncurrent Liabilities
   Deferred investment tax credits ..............     217        219
   Deferred income taxes ........................   2,087      2,106
   Capital lease obligations ....................     124        139
   Other ........................................     532        535
                                                    2,960      2,999

Commitments and Contingent Liabilities
   (See Note 5).........................................

                                                   $9,531     $9,492

See accompanying Notes to Financial Statements.

PP&L RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(Millions of Dollars)
                                                              Three  Months
                                                              Ended  March 31,
                                                              1996     1995
Cash Flows From Operating Activities
  Net income................................................   $116     $101
  Adjustments to reconcile net income to net
   cash provided by operating activities
    Depreciation............................................     90       88
    Amortization of property under capital leases...........     22       23
    Preferred stock dividend requirements...................      7        7
    Amortization of contract settlement proceeds and
      deferred cost of power plant spare parts..............     (8)     (10)
    Deferred income taxes and investment tax credits........    (14)     (13)
    Change in current assets and current liabilities
      Prepayments...........................................    (61)     (65)
      Accounts payable......................................    (14)     (35)
      Accrued interest and taxes............................     84       83
      Other.................................................    (15)       4
    Other operating activities -- net.......................     13       14
        Net cash provided by operating activities...........    220      197

Cash Flows From Investing Activities
  Property, plant and equipment expenditures................    (68)    (103)
  Proceeds from sales of nuclear fuel to trust..............      3       10
  Purchases of available-for-sale securities ...............   (152)     (41)
  Sales and maturities of available-for-sale securities ....    138       43
  Other investing activities -- net.........................      1        3
        Net cash used in investing activities...............    (78)     (88)

Cash Flows From Financing Activities
  Issuance of long-term debt................................    116
  Issuance of common stock..................................     17       19
  Retirement of long-term debt..............................   (115)
  Payments on capital lease obligations.....................    (22)     (23)
  Common and preferred dividends paid.......................    (73)     (71)
  Net decrease in short-term debt...........................    (63)     (36)
        Net cash used in financing activities...............   (140)    (111)

Net Increase (Decrease) in Cash and
Cash Equivalents............................................      2       (2)
Cash and Cash Equivalents at Beginning of Period............     20       10
Cash and Cash Equivalents at End of Period..................    $22       $8

Supplemental Disclosures of Cash Flow Information
  Cash paid during the period for
    Interest (net of amount capitalized)....................    $55      $51
    Income taxes............................................    $14      $14

See accompanying Notes to Financial Statements.

PENNSYLVANIA POWER & LIGHT COMPANY AND SUBSIDIARIES

     In the opinion of Pennsylvania Power & Light Company (PP&L), the unaudited financial statements included herein reflect all adjustments necessary to present fairly the Consolidated Balance Sheet as of March 31, 1996 and December 31, 1995,
and the Consolidated Statement of Income and Consolidated Statement of Cash Flows
for the periods ended March 31, 1996 and 1995.  All nonutility operating transactions are included in "Other Income and Deductions--Other-net" in PP&L's Consolidated
Statement of Income.

CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
(Millions of Dollars)

                                                        Three  Months
                                                        Ended  March 31,
                                                        1996     1995

Operating Revenues  ..................................   $789     $727

Operating Expenses
   Operation
      Fuel............................................    124      118
      Power purchases.................................     91       74
      Other...........................................    122      116
   Maintenance........................................     40       35
   Depreciation.......................................     73       77
   Amortized depreciation.............................     17       10
   Income taxes.......................................     89       82
   Taxes, other than income...........................     57       54
                                                          613      566
Operating Income .....................................    176      161

Other Income and (Deductions)
   Allowance for equity funds used during
      construction....................................      1        2
   Other - net........................................      2        1
                                                            3        3
Income Before Interest Charges........................    179      164

Interest Charges
   Long-term debt.....................................     52       55
   Short-term debt and other..........................      4        3
   Allowance for borrowed funds used during
      construction and interest capitalized...........     (2)      (2)
                                                           54       56
Net Income............................................    125      108

Dividends on Preferred Stock..........................      7        7
Earnings Available to PP&L Resources, Inc.  ..........   $118     $101

See accompanying Notes to Financial Statements.

PENNSYLVANIA POWER & LIGHT COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Millions of Dollars)
                                                      March 31, December 31,
                                                        1996       1995
                                                      (Unaudited)(Audited)
                        ASSETS
Property, Plant and Equipment
   Electric utility plant in service -
     at original cost.................................  $9,673     $9,637
     Accumulated depreciation ........................  (3,179)    (3,113)
     Deferred depreciation ...........................     192        209
                                                         6,686      6,733

   Construction work in progress - at cost............     181        170
   Nuclear fuel owned and leased - net
     of amortization .................................     129        134
   Other leased property - net of amortization .......      82         85

     Electric utility plant - net.....................   7,078      7,122
   Other property - net of depreciation,
     amortization and depletion (1996, $56;
     1995, $56) ......................................      57         57
                                                         7,135      7,179
Investments
   Associated company - at equity ....................      17         17
   Nuclear plant decommissioning trust fund ..........     110        110
   Financial investments .............................     134        132
   Other - at cost or less ...........................       9          9
                                                           270        268
Current Assets
   Cash and cash equivalents .........................      17         15
   Current financial investments .....................      56         55
   Accounts receivable (less reserve:  1996, $36;
      1995, $35)......................................     238        210
   Unbilled revenues..................................      79         92
   Fuel (coal and oil) - at average cost..............      91         82
   Materials and supplies - at average cost...........     106        108
   Prepayments........................................      72         11
   Deferred income taxes .............................      45         42
   Other..............................................      32         31
                                                           736        646
Deferred Debits
   Taxes recoverable through future rates.............     992      1,003
   Other .............................................     318        328
                                                         1,310      1,331
                                                        $9,451     $9,424




See accompanying Notes to Financial Statements.

PENNSYLVANIA POWER & LIGHT COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Millions of Dollars)
                                                       March 31, December 31,
                                                         1996       1995
                                                       (Unaudited)(Audited)
                      LIABILITIES
Capitalization
   Common equity
     Common stock......................................  $1,476     $1,476
     Additional paid-in capital .......................      28         25
     Earnings reinvested...............................   1,085      1,034
     Capital stock expense and other ..................      (8)        (7)
                                                          2,581      2,528
   Preferred stock
     With sinking fund requirements....................     295        295
     Without sinking fund requirements.................     171        171

   Long-term debt......................................   2,830      2,829
                                                          5,877      5,823

Current Liabilities
   Commercial paper ..........................................          68
   Bank loans .........................................      26         21
   Long-term debt due within one year..................      30         30
   Capital lease obligations due within one year.......      80         81
   Accounts payable....................................     114        128
   Taxes accrued.......................................     138         48
   Interest accrued....................................      62         66
   Dividends payable...................................      74         74
   Other...............................................      90         86
                                                            614        602

Deferred Credits and Other Noncurrent Liabilities
   Deferred investment tax credits.....................     217        219
   Deferred income taxes ..............................   2,087      2,106
   Capital lease obligations ..........................     124        139
   Other ..............................................     532        535
                                                          2,960      2,999

Commitments and Contingent Liabilities
   (See Note 5)...............................................

                                                         $9,451     $9,424




See accompanying Notes to Financial Statements.

PENNSYLVANIA POWER & LIGHT COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(Millions of Dollars)
                                                              Three  Months
                                                              Ended  March 31,
                                                              1996     1995
Cash Flows From Operating Activities
  Net income................................................   $125     $108
  Adjustments to reconcile net income to net
   cash provided by operating activities
    Depreciation............................................     90       88
    Amortization of property under capital leases...........     22       23
    Amortization of contract settlement proceeds and
      deferred cost of power plant spare parts..............     (8)     (10)
    Deferred income taxes and investment tax credits........    (14)     (13)
    Change in current assets and current liabilities
      Prepayments...........................................    (61)     (65)
      Accounts payable......................................    (14)     (35)
      Accrued interest and taxes............................     85       83
      Other.................................................    (16)       4
    Other operating activities -- net.......................     13       14
        Net cash provided by operating activities...........    222      197

Cash Flows From Investing Activities
  Property, plant and equipment expenditures................    (68)    (103)
  Proceeds from sales of nuclear fuel to trust..............      3       10
  Purchases of available-for-sale securities ...............    (49)     (19)
  Sales and maturities of available-for-sale securities ....     48       22
  Other investing activities -- net.........................      1        3
        Net cash used in investing activities...............    (65)     (87)

Cash Flows From Financing Activities
  Issuance of long-term debt................................    116
  Issuance of common stock and capital
    contribution from parent................................      2       19
  Retirement of long-term debt..............................   (115)
  Payments on capital lease obligations.....................    (22)     (23)
  Common and preferred dividends paid.......................    (73)     (71)
  Net decrease in short-term debt...........................    (63)     (36)
        Net cash used in financing activities...............   (155)    (111)

Net Increase (Decrease) in Cash and
Cash Equivalents............................................      2       (1)
Cash and Cash Equivalents at Beginning of Period............     15        9
Cash and Cash Equivalents at End of Period..................    $17       $8

Supplemental Disclosures of Cash Flow Information
  Cash paid during the period for
    Interest (net of amount capitalized)....................    $55      $51
    Income taxes............................................    $14      $14

See accompanying Notes to Financial Statements.

        PP&L Resources, Inc. and Pennsylvania Power & Light Company
                       Notes to Financial Statements


	Terms and abbreviations appearing in Notes to Financial Statements are explained in the glossary on page 22.


1.  Interim Financial Statements

	Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the SEC. These financial statements should be read in conjunction with the financial statements and notes included in Resources' and PP&L's Annual Report to the SEC on Form 10-K for the year ended December 31, 1995.

	Certain amounts in the March 31, 1995 financial statements have been reclassified to conform to the presentation in the March 31, 1996 financial statements.


2.  Rate Matters - PP&L

Appeal of Base Rate Case

	Reference is made to Resources' and PP&L's Annual Report to the SEC on Form 10-K for the year ended December 31, 1995 regarding the PUC Decision.
The OCA has appealed certain aspects of the PUC Decision to the Commonwealth Court. PP&L cannot predict the final outcome of this matter.

Energy Cost Rate Issues

	In March 1996, the PUC approved PP&L's 1996-97 ECR, effective April 1, 1996. That ECR, which is about $42 million lower than the previous ECR, reflects lower projected energy costs largely due to lower coal prices, only one nuclear refueling outage, the start of gas and oil dual fuel capability at Martins Creek Units 3 and 4, and the end of a settlement adjustment charge for replacement power costs associated with the 1993 Susquehanna Unit 1 refueling outage.


3.  Sales to Other Major Electric Utilities - PP&L

	In March 1996, the New Jersey Board of Public Utilities approved an agreement between PP&L and JCP&L signed in April 1995. Under this agreement, PP&L will provide JCP&L 150,000 kilowatts of capacity credits and energy from June 1997 through May 1998, 200,000 kilowatts from June 1998 through May 1999 and 300,000 kilowatts from June 1999 through May 2004. Prices under the new agreement are based on a predetermined reservation rate that escalates over time, plus an energy component based on PP&L's actual fuel-related costs. PP&L expects to file the agreement for FERC review and acceptance in May 1996.


4.  Financing Activity - Resources/PP&L

	During the first quarter of 1996, 699,474 shares of Resources' common stock ($17 million) were issued through the DRIP. In April 1996, Resources issued an additional 626,749 shares of common stock ($15 million) through the DRIP.

		Resources has a commitment from certain banks to provide loans under an unsecured revolving credit facility up to an aggregate $300 million from time to time.  The proceeds of the facility will be used for working capital and general corporate purposes, including investments in, or loans to, Resources' subsidiaries.

	In March 1996, PP&L issued $116 million principal amount of unsecured promissory notes which mature in March 2001. At the option of PP&L, interest rates can be based on Eurodollar deposit rates or the prime rate. The proceeds from the issuance of these notes were used for the redemption in March 1996 of $115 million principal amount of First Mortgage Bonds ($40 million principal amount of the 8-1/8 Series due 1999 and $75 million principal amount of the 7-5/8% Series due 2002) pursuant to the maintenance and replacement fund provisions of PP&L's Mortgage.


5.  Commitments and Contingent Liabilities - Resources/PP&L

	There have been no material changes related to Resources' or PP&L's commitments and contingent liabilities since the companies filed their joint 1995 Form 10-K.

	For discussion pertaining to PP&L's financing matters, see Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "Financial Condition - Financing Programs."

Nuclear Insurance

	PP&L is a member of certain insurance programs which provide coverage for property damage to members' nuclear generating stations. Facilities at the Susquehanna station are insured against property damage losses up to $2.75 billion under these programs. PP&L is also a member of an insurance program which provides insurance coverage for the cost of replacement power during prolonged outages of nuclear units caused by certain specified conditions. Under the property and replacement power insurance programs, PP&L could be assessed retrospective premiums in the event of the insurers' adverse loss experience. The maximum amount PP&L could be assessed under these programs at March 31, 1996 was about $38 million.

	PP&L's public liability for claims resulting from a nuclear incident at the Susquehanna station is limited to about $8.9 billion under provisions of The Price Anderson Amendments Act of 1988. PP&L is protected against this liability by a combination of commercial insurance and an industry assessment program. In the event of a nuclear incident at any of the reactors covered by The Price Anderson Amendments Act of 1988, PP&L could be assessed up to $151 million per incident, payable at a rate of $20 million per year, plus an additional 5% surcharge, if applicable.

Environmental Matters

	Air

	The Clean Air Act deals, in part, with acid rain, attainment of federal ambient ozone standards and toxic air emissions. PP&L has complied with the Phase I acid rain provisions required to be implemented by 1995 by installing continuous emission monitors on all units, burning with lower sulfur coal and installing low nitrogen oxide burners on the applicable units. To comply with the 2000 acid rain provisions, PP&L plans to purchase lower sulfur coal and use banked or purchased emission allowances instead of installing FGD on its wholly-owned units. The decision not to install FGD reduces estimated capital spending by $413 million over the period 1996 through 2000.

	PP&L has met the initial ambient ozone requirements identified in Title I of the Clean Air Act by reducing nitrogen oxide emissions by 40% with low nitrogen oxide burners. Further nitrogen oxide reductions to 55% and 75% of pre-Clean Air Act levels are proposed under the Northeast Ozone Transport Region's Memorandum of Understanding for 1999 and 2003, respectively.

	The Clean Air Act requires EPA to study the health effects of hazardous air emission and fine particulates from power plants and other sources. Adverse findings could cause the EPA to mandate further emission reductions from PP&L's power plants.

	Expenditures to meet the 1999 requirements are included in the table of projected construction expenditures in "Financial Condition - Reduction in Capital Expenditure Requirements" on page 35 of the 1995 Form 10-K.
PP&L currently estimates that additional capital expenditures and operating costs for environmental compliance under the Clean Air Act will be incurred beyond 2000 in amounts which are not now determinable but could be material.

	Water and Residual Waste

	DEP regulations require PP&L to upgrade and repermit existing ash basins at all of its coal-fired generating stations. Ash basins that cannot be repermitted are required to close by July 1997. Any groundwater contamination caused by the basins must also be addressed. Any new ash disposal facility must meet the rigid siting and design standards set forth in the regulations.

	To address the DEP regulations, PP&L is moving forward with its plan to install dry fly ash handling systems at its power stations.

	Groundwater degradation related to fuel oil leakage from underground facilities and seepage from coal refuse disposal areas and coal storage piles has been identified at several PP&L generating stations. Remedial
work is substantially completed at two generating stations.   At this time,
there is no indication that remedial work will be required at other PP&L generating stations.

	The current Montour station NPDES permit contains stringent limits for certain toxic metals and increased monitoring requirements. Depending on the results of toxic reduction studies in progress, additional water treatment facilities may be needed at the Montour station. PP&L is reviewing with the DEP the need for and design of waste water treatment systems at the Sunbury, Brunner Island and Holtwood stations.

	Capital expenditures through 2000 to comply with the residual waste regulations, correct groundwater degradation at fossil-fueled generating stations and address waste water control at PP&L facilities, are included in the table of construction expenditures in "Financial Condition - Reduction in Capital Expenditure Requirements" on page 35 of the 1995 Form 10-K. PP&L currently estimates that about $68 million of additional capital expenditures could be required in 2000 and beyond. Actions taken to correct groundwater degradation, to comply with the DEP's regulations and to address waste water control are also expected to result in increased operating costs in amounts which are not now determinable but could be material.

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

	At March 31, 1996, PP&L had accrued $11 million, representing the amount PP&L can reasonably estimate it will have to spend to remediate sites involving the removal of hazardous or toxic substances including those covered by the consent order mentioned above. Future cleanup or remediation work at sites currently under review, or at sites not currently identified, may result in material additional operating costs which PP&L cannot estimate at this time. In addition, certain federal and state statutes, including Superfund and the Pennsylvania Hazardous Sites Cleanup Act, empower certain governmental agencies, such as the EPA and the DEP, to seek compensation from the responsible parties for the lost value of damaged natural resources. The EPA and the DEP may file such compensation claims against the parties, including PP&L, held responsible for cleanup of such sites. Such natural resource damage claims against PP&L could result in material additional liabilities.

	Other Environmental Matters

	In addition to the issues discussed above, PP&L may be required to modify, replace or cease operating certain of its facilities to comply with other statutes, regulations and actions by regulatory bodies or courts involving environmental matters, including the areas of water and air quality, hazardous and solid waste handling and disposal, toxic substances and electric and magnetic fields. In this regard, PP&L also may incur material capital expenditures, operating expenses and other costs in amounts which are not now determinable.

	For additinal information relating to Environmental Matters, see Note 15 in Resources' and PP&L's Annual Report to the SEC on Form 10-K for the year ended December 31, 1995.

        PP&L Resources, Inc. and Pennsylvania Power & Light Company

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations

	The financial condition and results of operations of PP&L are currently the principal factors affecting the financial condition and results of operations of Resources. All nonutility operating transactions are included in "Other Income and Deductions -- Other-net" on the Consolidated Statement of Income. This discussion should be read in conjunction with the section entitled "Review of the Financial Condition and Results of Operations of PP&L Resources, Inc. and Pennsylvania Power & Light Company" in Resources' and PP&L's Annual Report to the SEC on Form 10-K for the year ended December 31, 1995.

	Terms and abbreviations appearing in the Management's Discussion and Analysis of the Financial Condition and Results of Operations are explained in the glossary on page 22.

                        Results of Operations

	The following explains material changes in principal items on the Consolidated Statements of Income comparing the three months ended March 31, 1996 to the comparable period ended March 31, 1995.

	The Consolidated Statements of Income reflect the results of past operations and are not intended as any representation of the results of future operations. Future results of operations will necessarily be affected by various and diverse factors and developments. Because results for interim periods can be disproportionately influenced by various factors and developments and by seasonal variations, the results of operations for interim periods are not necessarily indicative of results or trends for the year.

Earnings - Resources

	Earnings per share of common stock were $.73 for the first quarter of 1996, compared to $.65 per share during the first quarter of 1995. The following table shows the impact of weather and a one-time adjustment on earnings for both of these periods:
                                      Comparison of Earnings
                                   Three Months Ended March 31,

                                           1996          1995

Earnings per share - excluding weather
   variances and a one-time adjustment    $.69          $.66

Weather variances                          .04          (.05)
One-time adjustment - recovery of
   replacement power costs                               .04
Earnings per share - reported             $.73          $.65

	The $.03 per share improvement in earnings (excluding weather variances and the one-time adjustment) was primarily the net effect of:

o	Higher PUC and FERC base rate revenues, $.07 per share.  This was primarily due to the impact of the PUC Decision and a 2.1% increase in system sales;

o	Higher employee benefit costs, $.03 per share.  First quarter 1996 earnings were impacted by the higher costs of medical and pension benefits, as well as the amortization of post retirement benefits and costs of the 1994 VERP, which were included in the recent rate case;
and the

o	Reduction in earnings due to the phaseout of the JCP&L contract, $.02 per share.

Electric Energy Sales - PP&L

	The increase in PP&L's electric energy sales was attributable to the following:


                              March 31, 1996 vs March 31, 1995
                                     Three Months Ended
                                      (Millions of KWH)
Electric energy sales
  Residential                                460
  Commercial                                 196
  Industrial                                 (25)
  Other (including UGI)                       34
     System sales                            665
  Sales to other utilities                   728
  PJM energy sales                          (277)

                                           1,116

	System, or service area, sales were 9.6 billion kwh for the three months ended March 31, 1996, an increase of 7.4% over the three months ended March 31, 1995. The increase was primarily due to colder weather in 1996 as compared to the same period in 1995. If normal weather had been experienced in both periods, system sales for the first three months of 1996 would have increased by 2.1% over the first three months of 1995.

	Sales to other utilities increased by 37.4% over the first quarter of 1995. For the same period, PJM energy sales decreased by 43.8%. The increase in sales to other utilities was primarily the result of PP&L's one-year contract to supply energy to PSE&G and increased emphasis on bilateral direct sales to other utilities. The decrease in PJM energy sales was primarily the result of the increased emphasis on bilateral direct sales to other utilities.

	See "Operating Revenues" for more information.


Rate Matters - PP&L

PUC Rate Matters

	Reference is made to Resources' and PP&L's Annual Report to the SEC on Form 10-K for the year ended December 31, 1995 regarding the PUC Decision.
The OCA has appealed certain aspects of the PUC Decision to the Commonwealth Court. PP&L cannot predict the final outcome of this matter.

	In March 1996, the PUC approved PP&L's 1996-97 ECR, effective April 1, 1996. That ECR, which is about $42 million lower than the previous ECR, reflects lower projected energy costs largely due to lower coal prices, only one nuclear refueling outage, the start of gas and oil dual fuel capability at Martins Creek Units 3 and 4, and the end of a settlement adjustment charge for replacement power costs associated with the 1993 Susquehanna Unit 1 refueling outage.

Operating Revenues - PP&L

	The increase in total operating revenues was attributable to the following:

                                March 31, 1996 vs. March 31, 1995
                                       (Millions of Dollars)

                                            Three Months
                                                Ended

Sales volume & sales mix                         $6
Weather                                          25
Energy revenues                                   2
Rate increase                                    30
Sales to other utilities & PJM                    5
Other                                            (6)
                                                $62

	Colder weather in the first quarter of 1996 increased revenues by $25 million as compared to the first quarter of 1995. The increase in energy revenues is the net effect of higher energy revenues of $12 million in the first quarter of 1996 and regulatory action regarding recovery of certain replacement power costs in the first quarter of 1995.

	The increase in sales to other utilities and PJM is mainly the result of a one year contract to supply energy to PSE&G.

	Other revenues for the three months ended March 31, 1996 were lower than the three months ended March 31, 1995, primarily due to the expiration of a long-term contract for capacity credit sales.

Purchased Power - PP&L

	For the three months ended March 31, 1996 power purchases increased $17 million, or 23.6%, over the comparable period in 1995. Greater quantities of power purchased from PJM and other utilities resulted from increased system sales due to colder-than-normal weather and forced outages at various coal-fired stations.

Other Operation, Maintenance and Depreciation Expenses - PP&L

	Other operating expenses increased for the three months ended March 31, 1996 by $6 million over the comparable period in 1995. This increase was primarily due to the amortization of VERP costs and post retirement benefit costs currently being recovered in rates and a $1 million increase in pension costs.

	Maintenance expense increased for the three months ended March 31, 1996 by $5 million over the comparable period in 1995. The increase is primarily due to the expiration of a credit to income for a change in inventory practices.

	Depreciation expense, including amortized depreciation, increased for the three months ended March 31, 1996 by $3 million over the comparable period in 1995. Amortized depreciation increased $7 million as a result of the PUC Decision providing for Susquehanna depreciation applicable to property placed in service prior to January 1, 1989, to be recorded at an annual level of $173 million through 1998. Offsetting this increase was a $4 million decrease primarily due to the extended depreciable lives of distribution property provided for in the PUC Decision.



Financial Condition

Financing Programs - Resources/PP&L

	From January through April 1996, Resources obtained $32 million from sales of common equity through the DRIP.

	Resources has a commitment from certain banks to provide loans under an unsecured revolving credit facility up to an aggregate $300 million from time to time. The proceeds of the facility will be used for working capital and general corporate purposes, including investments in, or loans to, Resources' subsidiaries.

	In March 1996, PP&L issued $116 million principal amount of unsecured promissory notes which mature in March 2001. At the option of PP&L, interest rates can be based on Eurodollar deposit rates or the prime rate.

	The proceeds from the issuance of the notes were used for the redemption in March 1996 of $115 million principal amount of First Mortgage Bonds ($40 million principal amount of the 8-1/8 Series due 1999 and $75 million principal amount of the 7-5/8% Series due 2002) pursuant to the maintenance and replacement fund provisions of PP&L's Mortgage.

	To enhance financing flexibility, a $250 million revolving credit arrangement is maintained with a group of banks and is used principally as a back-up for PP&L's commercial paper. In addition, $45 million in credit arrangements are maintained with a group of banks to provide back-up for PP&L's commercial paper and short-term borrowings of certain of its subsidiaries. No borrowings were outstanding at March 31, 1996 under these arrangements.

Financial Indicators - Resources

	The ratio of pre-tax income to interest charges was 4.6 and 4.1, respectively, for the three months ended March 31, 1996 and 1995. The annual per share dividend rate on common stock remained unchanged at $1.67 per share. The ratio of the market price to book value of common stock was 146% at March 31, 1996 compared with 122% at March 31, 1995.



Commitments and Contingent Liabilities - PP&L

	There have been no material changes related to Resources' or PP&L's commitments and contingent liabilities since the companies filed their joint 1995 Form 10-K.

Increasing Competition

	Background

	The electric utility industry has experienced and will continue to experience a significant increase in the level of competition in the energy
supply market.  	PP&L has publicly expressed its support for full customer
choice of their energy supplier for all customer classes. PP&L will be involved in efforts to encourage a smooth transition to full competition.
PP&L believes that this transition to full competition should allow for the recovery of a utility's stranded investments, which are those costs incurred by a utility because of federal or state regulatory requirements and, also, any portion of prudent investments made in generating facilities which would not be recoverable in a competitive market.

	Pennsylvania

	In March 1996, legislation was introduced in both the Pennsylvania House and Senate aimed at ensuring that all customers enjoy the benefits of more competition in the electricity generation market. In general, the bills would open up the generation side of the electric utility business to full competition while maintaining FERC regulation of the transmission portion of the business and PUC regulation of distribution. In addition, in mid-1996 the PUC is expected to issue to the Pennsylvania Governor and General Assembly the report of its investigation on competition in the state's electric utility industry.

	FERC

	In April 1996, the FERC adopted rules on competition in the wholesale electricity market primarily dealing with open access to transmission lines and recovery of stranded costs. The rules, which are effective 60 days after publication in the Federal Register, require all utilities to file open access tariffs available to all wholesale sellers and buyers of electricity. The tariffs must offer point-to-point and network services, as well as ancillary services. A utility must offer these services to all eligible wholesale customers on a basis comparable to the services the utility provides to itself. A utility must take service under its transmission access tariff for its own wholesale sales and purchases. The rules do not abrogate existing transmission agreements.

	The rules also provide that utilities are entitled to recover all "legitimate, verifiable, prudently incurred stranded costs" as a result of rendering transmission services pursuant to their tariffs. The FERC proposes to provide recovery mechanisms for wholesale stranded costs, including stranded costs resulting from municipalization. The rules contain filing requirements for utilities to seek recovery of wholesale stranded costs. Wholesale contracts signed after July 11, 1994 must contain explicit provisions authorizing recovery of stranded costs. For contracts signed before this date, a utility may seek recovery if it can show that it had a reasonable expectation of continuing to serve the customer after the contract term and that it has made reasonable efforts to mitigate any stranded costs. PP&L's contracts with 18 small utilities were signed before July 11, 1994. The new rules give these parties the ability to ask the FERC to modify their contracts on a case-by-case basis. If they do, under the rules PP&L can ask for recovery of stranded costs.

	The rules also require restructuring of transactions within power pools and bilateral coordination agreements by December 31, 1996 to conform with the rules. In addition, utilities must separate their transmission and power marketing functions, and they must implement an electronic bulletin board for transmission capacity by November 6, 1996.

	The states have responsibility for adopting policies concerning recovery of stranded costs resulting from retail wheeling transactions. The rules call on utilities to initially seek recovery of such retail stranded costs from the states.

	PP&L filed an open access transmission service tariff with the FERC in March 1996. The tariff would apply to all new requests for wholesale transmission service through or within PP&L's system. The tariff would not supersede PP&L's existing transmission agreements. PP&L's proposed tariff is similar to the FERC's pro forma tariff in the new rules. The FERC could approve PP&L's tariff or hold hearings on any part of the tariff.

	On a related matter, the PJM companies have been evaluating changes to the PJM Power Pool to accommodate greater competition and broader
participation.  	The PJM companies currently plan to submit in mid-1996 a
comprehensive filing for FERC approval with implementation of the new structure by the end of 1996.


	Unregulated Subsidiaries

	PMDC is continuing to pursue opportunities to invest in electric generation, transmission and distribution businesses in the U.S. and in foreign countries. For a description of specific investments to date, see Resources' and PP&L's Annual Report to the SEC on Form 10-K for the year ended December 31, 1995. At the same time, Spectrum continues to evaluate energy-related products and services which can be offered to PP&L's existing customers and to others beyond PP&L's service territory.

                          PP&L RESOURCES, INC. AND
            PENNSYLVANIA POWER & LIGHT COMPANY AND SUBSIDIARIES

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

	Reference is made to Note 2 to Financial Statements for information concerning rate matters.

	In March 1996, PP&L paid a $100,000 civil penalty to the NRC in connection with an incident in which a security officer at the Susquehanna nuclear plant claimed to have been subjected to adverse action after he reported personnel concerns to the NRC. The NRC proposed the civil penalty for violation of a Commission regulation forbidding adverse employment action against an employee who raises such concerns.

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

	In July 1993, PP&L and 33 of the 35 unrelated parties received an EPA order under Section 106 of Superfund requiring remediation of the remaining areas of the site identified by the EPA. In March 1996, PP&L signed settlement agreements with the federal government and other potentially responsible parties to settle the Section 107 and Section 106 actions, as well as various past cost claims by potentially responsible parties.
PP&L's total payment in these settlements is under $850,000. PP&L expects these settlements to be approved by and entered in the District Court within the next several months.

	In October 1993, the DEP moved to intervene in the EPA suit, seeking to hold 16 of the original named parties, including PP&L, liable for all past and future DEP costs of remediating the site and for any natural resource damages at the site. The DEP has recently informed PP&L that it does not presently intend to pursue the natural resource damage claim. PP&L's share of DEP's past-cost claim is not expected to be material.

	In June 1995, the DEP ordered a PP&L subsidiary to abate seepage allegedly discharged from a mine formerly operated by that subsidiary. Extensive investigations have revealed that the seeps are not from the subsidiary's mine. The subsidiary has appealed the order to DEP's EHB, which has scheduled evidentiary hearings on the matter. If the subsidiary loses the EHB proceeding, and abatement ultimately is required, the PP&L subsidiary may be responsible for an extensive and protracted program to pump water from the mine at a cost which could exceed $4 million.

	In August 1991, a group of fuel oil dealers in PP&L's service area filed a complaint against PP&L in District Court alleging that PP&L's promotion of electric heat pumps and off-peak thermal storage systems had violated, and continues to violate, the federal antitrust laws. The complaint requested judgment against PP&L for a sum in excess of $10 million for the alleged antitrust violations, treble the damages alleged to have been sustained by the plaintiffs over the past four years. The complaint also requested a permanent injunction against all activities found to be illegal. All counts against PP&L in this matter have been dismissed, except for those related to PP&L's payment of cash grants to developers based upon all-electric builder agreements. The district court has set a trial date on these counts for January 1997. PP&L cannot predict the outcome of this litigation.

	As a result of its ongoing re-engineering and cost reduction efforts, PP&L expects further reductions in the number of full-time employees. In this regard, PP&L and Local Union No. 1600 -- which represents approximately 4,000 PP&L employees -- agreed to submit to arbitration under their collective bargaining agreement the issue of whether PP&L can eliminate bargaining unit positions while utilizing outside contractors for certain functions. In April 1996, the arbitrator in the first phase of this proceeding ruled that PP&L's use of outside contractors does not, in itself, prohibit the elimination of bargaining unit positions under the agreement. However, the arbitrator concluded that if the bargaining unit can prove an individual layoff would have been avoided "but for" the hiring of a contract worker, the collective bargaining agreement language would prohibit such a layoff. A number of issues, including definitions of bargaining unit versus contractor work and the application of the "but for" test to specific job functions, remain to be resolved in the next phase of the proceeding. PP&L cannot predict the outcome of this matter or the effect it may have on the continuing workforce reduction effort.

	Reference is made to Resources' and PP&L's Annual Report to the SEC on Form 10-K for the year ended December 31, 1995 regarding citations issued by the U.S. Department of Labor against one of PP&L's coal mining subsidiaries for alleged coal-dust sample tampering at one of the subsidiary's mines. The subsidiary has been informed that the Secretary of Labor has decided to vacate the citations against the subsidiary and all of the other mine operators in this matter. This action will terminate this proceeding.

Item 6.  Exhibits and Reports on Form 8-K

	(a)  Exhibits

	      10 - $116,000,000 Term Credit Agreement among PP&L and the Lenders (Credit Suisse, Mellon Bank, The Bank of New York, Sanwa Bank, Toronto Dominion (Texas), Inc., Union Bank of Switzerland and Chemical
Bank) and The First National Bank of Chicago, dated March 14, 1996.

	     27 - Financial Data Schedule

	(b)  Reports on Form 8-K

	     None.

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

EHB - Environmental Hearing Board

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

PP&L - Pennsylvania Power & Light Company

PP&L's Mortage - Pennsylvania Power & Light Company's Mortgage and Deed of Trust dated October 1, 1945

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


                                    PP&L Resources, Inc.
                                        (Registrant)

                              Pennsylvania Power & Light Company
                                        (Registrant)





Date:  May 15, 1996                 /s/ R. E. Hill
                                        R. E. Hill
                               Senior Vice President-Financial and
                                 Treasurer (PP&L Resources, Inc.)
                               Senior Vice President-Financial
                                 (Pennsylvania Power & Light Company)



                                     /s/ J. J. McCabe
                                         J. J. McCabe
                               Vice President & Controller (PP&L
                                 Resources, Inc. and Pennsylvania
                                 Power & Light Company)