Form 10-Q
period 1996-09-30
PP&L RESOURCES INC
filed 1996-11-13
CIK 922224

                                United States
                     Securities and Exchange Commission
                            Washington, DC   20549


                                   Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the quarterly period ended    September 30, 1996

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

PP&L Resources, Inc.                  Common stock, $.01 par value,
                                      162,280,159 shares outstanding at
                                      October 31, 1996
Pennsylvania Power & Light Co.        Common stock, no par value,
                                      157,300,382, shares outstanding and
                                      all held by PP&L Resources, Inc. at
                                      October 31, 1996

                              PP&L RESOURCES, INC.
                                       AND
                       PENNSYLVANIA POWER & LIGHT COMPANY




                                     FORM 10-Q
                       FOR THE QUARTER ENDED September 30, 1996


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

         Item 6. Exhibits and Reports on Form 8-K

GLOSSARY OF TERMS AND ABBREVIATIONS

SIGNATURES

PP&L RESOURCES, INC. AND SUBSIDIARIES
Part 1. FINANCIAL INFORMATION
Item 1. Financial Statements

     In the opinion of PP&L Resources, Inc. (PP&L Resources), the unaudited financial statements, included herein, reflect all adjustments necessary to present fairly the Consolidated Balance Sheet as of September 30, 1996 and the Consolidated
Statements of Income and Consolidated Statement of Cash Flows for the periods ended
September 30, 1996 and 1995.  PP&L Resources is the parent holding company of Pennsylvania Power & Light Company (PP&L), Power Markets Development Company
(PMDC) and Spectrum Energy Services Corporation (Spectrum).  PP&L comprises substantially all of PP&L Resources' assets, revenues and earnings.  All nonutility operating transactions are included in "Other Income and (Deductions) - Net"
in PP&L Resources' Consolidated Statements of Income.

CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
(Millions of Dollars, except per share data)
                                                        Three Months
                                                     Ended September 30,
                                                      1996       1995
Operating Revenues  ...............................      $715       $682

Operating Expenses
   Operation
      Fuel.........................................       124        130
      Power purchases..............................        84         66
      Other........................................       138        107
   Maintenance.....................................        40         39
   Depreciation (including amortized depreciation).        91         87
   Income taxes....................................        52         92
   Taxes, other than income........................        50         48
   Voluntary early retirement program.........................       (66)
                                                          579        503
Operating Income ..................................       136        179

Other Income and (Deductions) - Net                         6        (28)

Income Before Interest Charges & Dividends on Preferred
  Stock ...........................................       142        151

Interest Charges
   Long-term debt..................................        52         53
   Short-term debt and other.......................         4          4
                                                           56         57
Preferred Stock Dividend Requirements..............         7          7
Net Income.........................................       $79        $87

Earnings Per Share of Common Stock (a) ............     $0.49      $0.55
Average Number of Shares Outstanding
 (thousands).......................................   161,360    158,131
Dividends Declared Per Share of Common
 Stock.............................................   $0.4175    $0.4175

(a)  Based on average number of shares outstanding.
See accompanying Notes to Financial Statements.

PP&L RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
(Millions of Dollars, except per share data)
                                                        Nine Months
                                                     Ended September 30,
                                                      1996       1995
Operating Revenues  ...............................    $2,173     $2,018

Operating Expenses
   Operation
      Fuel.........................................       349        336
      Power purchases..............................       249        214
      Other........................................       387        345
   Maintenance.....................................       136        124
   Depreciation (including amortized depreciation)        272        262
   Income taxes....................................       193        210
   Taxes, other than income........................       156        149
   Voluntary early retirement program.........................       (66)
                                                        1,742      1,574
Operating Income ..................................       431        444

Other Income and (Deductions) - Net                        10        (21)

Income Before Interest Charges & Dividends on Preferred
  Stock ...........................................       441        423

Interest Charges
   Long-term debt..................................       155        161
   Short-term debt and other.......................         9          8
                                                          164        169
Preferred Stock Dividend Requirements..............        21         21
Net Income.........................................      $256       $233

Earnings Per Share of Common Stock (a) ............     $1.60      $1.48
Average Number of Shares Outstanding
 (thousands).......................................   160,650    157,187
Dividends Declared Per Share of Common
 Stock.............................................   $1.2525    $1.2525

(a)  Based on average number of shares outstanding.
See accompanying Notes to Financial Statements.

PP&L RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Millions of Dollars)
                                               September 30, December 31,
                                                   1996         1995
                                                (Unaudited)  (Audited)
                    ASSETS
Property, Plant and Equipment
   Electric utility plant in service -
     at original cost...........................    $9,772      $9,637
     Accumulated depreciation ..................    (3,299)     (3,113)
     Deferred depreciation .....................       158         209
                                                     6,631       6,733
   Construction work in progress - at cost......       183         170
   Nuclear fuel owned and leased - net
     of amortization ...........................       151         134
   Other leased property - net of amortization .        79          85

     Electric utility plant - net...............     7,044       7,122
   Other property - (net of depreciation,
    amortization and depletion 1996, $58;
    1995, $56)..................................        56          57
                                                     7,100       7,179
Investments
   Affiliated companies - at equity ............       227          29
   Nuclear plant decommissioning trust fund ....       120         109
   Financial investments........................       138         142
   Other - at cost or less .....................        16           9
                                                       501         289
Current Assets
   Cash and cash equivalents ...................       100          20
   Current financial investments ...............       110          96
   Accounts receivable (less reserve:  1996, $37;
     1995, $35).................................       188         211
   Unbilled revenues............................        79          92
   Fuel - at average cost.......................        81          82
   Materials and supplies - at average cost.....       106         108
   Prepayments..................................        29          11
   Deferred income taxes .......................        40          42
   Other........................................        25          31
                                                       758         693
Deferred Debits
   Taxes recoverable through future rates.......       976       1,003
   Other .......................................       292         328
                                                     1,268       1,331
                                                    $9,627      $9,492

See accompanying Notes to Financial Statements.

PP&L RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Millions of Dollars)
                                               September 30, December 31,
                                                   1996         1995
                                                (Unaudited)  (Audited)
                 LIABILITIES
Capitalization
   Common equity
     Common stock...............................        $2          $2
     Capital in excess of par value ............     1,566       1,513
     Earnings reinvested .......................     1,138       1,083
     Capital stock expense and other ...........        (3)         (1)
                                                     2,703       2,597
   Preferred stock
     With sinking fund requirements.............       295         295
     Without sinking fund requirements..........       171         171

   Long-term debt...............................     2,832       2,829
                                                     6,001       5,892

Current Liabilities
   Commercial paper ................................                68
   Bank loans ..................................       219          21
   Long-term debt due within one year...............                30
   Capital lease obligations due within one year        80          81
   Accounts payable.............................       126         128
   Taxes accrued................................        38          47
   Interest accrued.............................        62          66
   Dividends payable............................        74          74
   Other........................................        78          86
                                                       677         601

Deferred Credits and Other Noncurrent Liabilities
   Deferred investment tax credits .............       212         219
   Deferred income taxes .......................     2,049       2,106
   Capital lease obligations ...................       134         139
   Other .......................................       554         535
                                                     2,949       2,999

Commitments and Contingent Liabilities
   (See Note 5).....................................

                                                    $9,627      $9,492

See accompanying Notes to Financial Statements.

PP&L RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(Millions of Dollars)
                                                          Nine Months
                                                         Ended September 30,
                                                         1996    1995
Cash Flows From Operating Activities
 Net income............................................   $256     $233
 Adjustments to reconcile net income to net cash
  provided by operating activities
    Depreciation.......................................    274      264
    Amortization of property under capital leases......     63       61
    Voluntary early retirement program.........................     (66)
    Change in current assets and current liabilities         5       14
    Other operating activities - net...................     34       33
       Net cash provided by operating activities.......    632      539

Cash Flows From Investing Activities
 Property, plant and equipment expenditures............   (250)    (318)
 Purchases of available-for-sale securities............   (405)    (248)
 Sales and maturities of available-for-sale securities.    392      243
 Net purchases and sales of other financial investments   (203)      (9)
 Other investing activities - net......................     45       48
       Net cash used in investing activities...........   (421)    (284)

Cash Flows From Financing Activities
 Issuance of long-term debt............................    116       55
 Issuance of common stock..............................     53       57
 Retirement of long-term debt..........................   (145)    (140)
 Payments on capital lease obligations.................    (63)     (61)
 Common and preferred dividends paid...................   (221)    (217)
 Net increase in short-term debt.......................    130       61
 Other financing activities - net......................     (1)     (11)
       Net cash used in financing activities...........   (131)    (256)

Net Increase(Decrease) In Cash and Cash Equivalents ...     80       (1)

Cash and Cash Equivalents at Beginning of Period ......     20       10

Cash and Cash Equivalents at End of Period ............   $100       $9

Supplemental Disclosures of Cash Flow Information
 Cash paid during the period for
  Interest (net of amount capitalized).................   $156     $162
  Income taxes.........................................   $224     $196

See accompanying Notes to Financial Statements.

PENNSYLVANIA POWER & LIGHT COMPANY AND SUBSIDIARIES

     In the opinion of Pennsylvania Power & Light Company (PP&L), the unaudited financial statements, included herein, reflect all adjustments necessary to present fairly the Consolidated Balance Sheet as of September 30, 1996 and
the Consolidated Statements of Income and Consolidated Statement of Cash Flows
for the periods ended September 30, 1996 and 1995.  All nonutility operating transactions are included in "Other Income and (Deductions) - Net" in PP&L's Consolidated
Statements of Income.

CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
(Millions of Dollars)
                                                        Three Months
                                                        Ended September 30,
                                                      1996       1995
Operating Revenues  ...............................      $715       $682


Operating Expenses
   Operation
      Fuel.........................................       124        130
      Power purchases..............................        84         66
      Other........................................       138        107
   Maintenance.....................................        40         39
   Depreciation (including amortized depreciation)         91         87
   Income taxes....................................        52         92
   Taxes, other than income........................        50         48
   Voluntary early retirement program.........................       (66)
                                                          579        503
Operating Income ..................................       136        179


Other Income and (Deductions) - Net                         3        (28)


Income Before Interest Charges.....................       139        151

Interest Charges
   Long-term debt..................................        52         53
   Short-term debt and other.......................         1          3
                                                           53         56
Net Income.........................................        86         95

Dividends on Preferred Stock.......................         7          7
Earnings Available to PP&L Resources, Inc.  .......       $79        $88


See accompanying Notes to Financial Statements.

PENNSYLVANIA POWER & LIGHT COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
(Millions of Dollars)
                                                         Nine Months
                                                     Ended September 30,
                                                      1996       1995
Operating Revenues  ...............................    $2,173     $2,018

Operating Expenses
   Operation
      Fuel.........................................       349        336
      Power purchases..............................       249        214
      Other........................................       387        345
   Maintenance.....................................       136        124
   Depreciation (including amortized depreciation)        272        262
   Income taxes....................................       193        210
   Taxes, other than income........................       156        149
   Voluntary early retirement program.........................       (66)
                                                        1,742      1,574
Operating Income ..................................       431        444


Other Income and (Deductions) - Net                         9        (20)


Income Before Interest Charges.....................       440        424


Interest Charges
   Long-term debt..................................       155        161
   Short-term debt and other.......................         5          8
                                                          160        169
Net Income.........................................       280        255

Dividends on Preferred Stock.......................        21         21
Earnings Available to PP&L Resources, Inc. ........      $259       $234





See accompanying Notes to Financial Statements.

PENNSYLVANIA POWER & LIGHT COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Millions of Dollars)
                                                   September 30, December 31,
                                                       1996         1995
                                                    (Unaudited)  (Audited)
                      ASSETS
Property, Plant and Equipment
   Electric utility plant in service................    $9,772      $9,637
     Accumulated depreciation.......................    (3,299)     (3,113)
     Deferred depreciation..........................       158         209
                                                         6,631       6,733

   Construction work in progress....................       183         170
   Nuclear fuel owned and leased - net
     of amortization................................       151         134
   Other leased property - net of amortization .....        79          85

     Electric utility plant - net...................     7,044       7,122
   Other property - net of depreciation,
     amortization and depletion (1996, $58;
     1995, $56) ....................................        56          57
                                                         7,100       7,179
Investments
   Affiliated company - at equity...................        17          17
   Nuclear plant decommissioning trust fund ........       120         110
   Financial investments............................       130         132
   Other - at cost or less..........................        10           9
                                                           277         268
Current Assets
   Cash and cash equivalents........................        96          15
   Current financial investments ...................        52          55
   Accounts receivable (less reserve:  1996, $37;
     1995, $35).....................................       187         210
   Unbilled revenues................................        79          92
   Fuel - at average cost...........................        81          82
   Materials and supplies - at average cost.........       106         108
   Prepayments......................................        29          11
   Deferred income taxes............................        40          42
   Other............................................        25          31
                                                           695         646
Deferred Debits
   Taxes recoverable through future rates...........       976       1,003
   Other............................................       292         328
                                                         1,268       1,331
                                                        $9,340      $9,424


See accompanying Notes to Financial Statements.

PENNSYLVANIA POWER & LIGHT COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Millions of Dollars)
                                                September 30, December 31,
                                                    1996         1995
                                                 (Unaudited)  (Audited)
                  LIABILITIES

Capitalization
   Common equity
     Common stock................................    $1,476      $1,476
     Additional paid-in capital .................        48          25
     Earnings reinvested.........................     1,091       1,034
     Capital stock expense and other ............       (10)         (7)
                                                      2,605       2,528
   Preferred stock
     With sinking fund requirements..............       295         295
     Without sinking fund requirements...........       171         171

   Long-term debt................................     2,832       2,829
                                                      5,903       5,823

Current Liabilities
   Commercial paper...................................               68
   Bank loans....................................        30          21
   Long-term debt due within one year.................               30
   Capital lease obligations due within one year.        80          81
   Accounts payable..............................       126         128
   Taxes accrued.................................        39          48
   Interest accrued..............................        62          66
   Dividends payable.............................        74          74
   Other.........................................        78          86
                                                        489         602

Deferred Credits and Other Noncurrent Liabilities
   Deferred investment tax credits...............       212         219
   Deferred income taxes.........................     2,048       2,106
   Capital lease obligations.....................       134         139
   Other.........................................       554         535
                                                      2,948       2,999

Commitments and Contingent Liabilities
   (See Note 5).......................................

                                                     $9,340      $9,424


See accompanying Notes to Financial Statements.

PENNSYLVANIA POWER & LIGHT COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(Millions of Dollars)
                                                              Nine Months
                                                          Ended September 30,
                                                            1996       1995
Cash Flows From Operating Activities
 Net income............................................      $280       $255
 Adjustments to reconcile net income to net cash
  provided by operating activities
    Depreciation.......................................       274        264
    Amortization of property under capital leases......        63         61
    Voluntary early retirement program............................       (66)
    Change in current assets and current liabilities            5         14
    Other operating activities - net...................        12         12
       Net cash provided by operating activities.......       634        540

Cash Flows From Investing Activities
 Property, plant and equipment expenditures............      (250)      (318)
 Purchases of available-for-sale securities............       (84)       (67)
 Sales and maturities of available-for-sale securities.        87         65
 Other investing activities - net......................        45         49
       Net cash used in investing activities...........      (202)      (271)

Cash Flows From Financing Activities
 Issuance of long-term debt............................       116         55
 Retirement of long-term debt..........................      (145)      (140)
 Payments on capital lease obligations.................       (63)       (61)
 Common and preferred dividends paid...................      (221)      (217)
 Net increase(decrease) in short-term debt.............       (59)        61
 Other financing activities - net......................        21         28
       Net cash used in financing activities...........      (351)      (274)

Net Increase(Decrease) In Cash and Cash Equivalents ...        81         (5)

Cash and Cash Equivalents at Beginning of Period ......        15          9

Cash and Cash Equivalents at End of Period ............       $96         $4

Supplemental Disclosures of Cash Flow Information
 Cash paid during the period for
  Interest (net of amount capitalized).................      $156       $162
  Income taxes.........................................      $226       $197

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

	Certain amounts from prior periods' financial statements have been reclassified to conform to the presentation in the September 30, 1996 financial statements.

2.  Rate Matters - PP&L

Appeal of Base Rate Case

	Reference is made to PP&L Resources' and PP&L's Annual Report to the SEC on Form 10-K for the year ended December 31, 1995 regarding the PUC Decision. The OCA has appealed certain aspects of the PUC Decision to the Commonwealth Court. PP&L cannot predict the final outcome of this matter.

Energy Cost Rate Issues

	In March 1996, the PUC approved PP&L's 1996-97 ECR, effective April 1, 1996. The ECR reflects a $42 million decrease in energy costs from the previous ECR. This is largely due to lower coal prices, only one nuclear refueling outage, the start of gas and oil dual fuel capability at Martins Creek Units 3 and 4, and the end of a settlement adjustment charge for replacement power costs.

3.  Sales to Other Major Electric Utilities - PP&L

	In March 1996, the New Jersey Board of Public Utilities approved an agreement between PP&L and JCP&L, under which PP&L will provide JCP&L with 150,000 kilowatts of capacity credits and energy from June 1997 through May 1998, 200,000 kilowatts from June 1998 through May 1999 and 300,000 kilowatts from June 1999 through May 2004. Prices under the new agreement are based on a predetermined reservation rate that escalates over time, plus an energy component based on PP&L's actual fuel-related costs. PP&L filed the agreement for FERC review and acceptance in October 1996.

	In September 1996, PP&L made installed capacity credit sales for up to 300,000 kilowatts to GPU Energy which will continue through the first half of 1997.


4.  Credit Arrangements and Financing Activity - PP&L Resources/PP&L

	During the third quarter of 1996, 763,810 shares of PP&L Resources' common stock ($18 million) were issued through the DRIP. In October 1996, PP&L Resources issued an additional 686,615 shares of common stock ($15 million) through the DRIP. As of September 30, 1996, 161,593,544 shares of PP&L Resources common stock were outstanding.

	During the second quarter, PP&L Resources established a revolving credit facility in the amount of $300 million. At the option of PP&L Resources, interest rates can be based on Eurodollar deposit rates or the prime rate. Any loans made under this credit arrangement would mature, and the facility will terminate, on May 29, 1997. PP&L Resources used borrowings under this revolving credit facility for the funding of a PMDC subsidiary's indirect acquisition of a 25 percent interest in SWEB. In July 1996, the PMDC subsidiary obtained an ownership interest in SWEB for $189 million through the purchase of a 25 percent interest in SIUKH, a holding company for Southern Investments UK, which is the sole shareholder of SWEB. Borrowings of $190 million were outstanding under this credit facility at September 30, 1996. PP&L Resources expects to replace this revolving credit borrowing by the end of May 1997 with about one-half common equity and one-half long-term debt.

	PP&L has a $250 million revolving credit arrangement with a group of banks. Any loans made under this credit arrangement would mature in September 1999 and, at the option of PP&L, interest rates would be based upon certificate of deposit rates, Eurodollar deposit rates or the prime rate. PP&L has additional credit arrangements with another group of banks. The banks have committed to lend PP&L up to $45 million under these credit arrangements, which mature in May 1997, at interest rates based upon Eurodollar deposit rates or the prime rate. These credit arrangements produce a total of $295 million of lines of credit to provide back-up for PP&L's commercial paper and short-term borrowings of certain subsidiaries. No borrowings were outstanding at September 30, 1996 under these credit arrangements.

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

5.  Commitments and Contingent Liabilities - PP&L Resources/PP&L

	There have been no material changes related to PP&L Resources' or PP&L's commitments and contingent liabilities since the companies filed their joint 1995 Form 10-K, except for the discussion below regarding environmental matters.

	For discussion pertaining to PP&L Resources' and PP&L's financing matters, see Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "Financial Condition - Financing Programs."

Nuclear Insurance

	PP&L is a member of certain insurance programs which provide coverage for property damage to members' nuclear generating stations. Facilities at the Susquehanna station are insured against property damage losses up to $2.75 billion under these programs. PP&L is also a member of an insurance program which provides insurance coverage for the cost of replacement power during prolonged outages of nuclear units caused by certain specified conditions. Under the property and replacement power insurance programs, PP&L could be assessed retroactive premiums in the event of the insurers' adverse loss experience. The maximum amount PP&L could be assessed under these programs at September 30, 1996 was about $40 million.

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

Environmental Matters

	Air

	The Clean Air Act deals, in part, with acid rain, attainment of federal ambient ozone standards and toxic air emissions. PP&L has complied with the Phase I acid rain provisions required to be implemented by 1995 by installing continuous emission monitors on all units, burning lower sulfur coal and installing low nitrogen oxide burners on certain units. To comply with the year 2000 acid rain provisions, PP&L plans to purchase lower sulfur coal and use banked or purchased emission allowances instead of installing FGD on its wholly-owned units.

	PP&L has met the initial ambient ozone requirements identified in Title I of the Clean Air Act by reducing nitrogen oxide emissions by 40% through the use of low nitrogen oxide burners. Further nitrogen oxide reductions to 55% and 75% of pre-Clean Air Act levels are specified under the Northeast Ozone Transport Region's Memorandum of Understanding for 1999 and 2003, respectively.

	The Clean Air Act requires EPA to study the health effects of hazardous air emission and fine particulates from power plants and other sources. Adverse findings could cause the EPA to mandate further emission reductions from PP&L's power plants.

	Expenditures to meet the year 1999 requirements are included in the table of projected construction expenditures in the Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "Financial Condition - PP&L's Capital Expenditure Requirements". PP&L currently estimates that additional capital expenditures and operating costs for environmental compliance under the Clean Air Act will be incurred beyond 2000 in amounts which are not now determinable but could be material.

	Water and Residual Waste

	DEP residual waste regulations require PP&L to permit existing ash basins at all of its coal-fired generating stations as disposal facilities. Ash basins that cannot be permitted are required to close by July 1997.
Any groundwater contamination caused by the basins must also be addressed. Any new ash disposal facility must meet the rigid siting and design standards set forth in the regulations.

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

	The current Montour station NPDES permit contains stringent limits for certain toxic metals and increased monitoring requirements. Depending on the results of toxic reduction studies in progress, additional water treatment facilities may be needed at the Montour station. DEP may require similar toxic reduction studies at the Holtwood station, which may indicate the need for additional water treatment facilities at Holtwood as well.

	Capital expenditures through year 2000 to comply with the residual waste regulations, correct groundwater degradation at fossil-fueled generating stations, and address waste water control at PP&L facilities are included in the table of construction expenditures in the Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "Financial Condition - PP&L's Capital Expenditure Requirements". PP&L currently estimates that $11 million of additional capital expenditures may be required in the next four years and $68 million of additional capital expenditures could be required in year 2001 and beyond. Actions taken to correct groundwater degradation, to comply with the DEP's regulations and to address waste water control are also expected to result in increased operating costs in amounts which are not now determinable but could be material.

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

	At September 30, 1996, PP&L had accrued $11 million, representing the amount PP&L can reasonably estimate it will have to spend to remediate sites involving the removal of hazardous or toxic substances including those covered by the consent order mentioned above. Future cleanup or remediation work at sites currently under review, or at sites not currently identified, may result in material additional operating costs which PP&L cannot estimate at this time. In addition, certain federal and state statutes, including Superfund and the Pennsylvania Hazardous Sites Cleanup Act, empower certain governmental agencies, such as the EPA and the DEP, to seek compensation from the responsible parties for the lost value of damaged natural resources. The EPA and the DEP may file such compensation claims against the parties, including PP&L, held responsible for cleanup of such sites. Such natural resource damage claims against PP&L could result in material additional liabilities.

	Subsidiary Issues

	In June 1995, the DEP ordered a PP&L subsidiary to abate seepage allegedly discharged from a mine formerly operated by that subsidiary. Based on new information suggesting a connection between the seeps and water from the mine, the subsidiary has withdrawn its appeal of the order. The Company does not expect the costs of complying with the order to be material.

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

        PP&L Resources, Inc. and Pennsylvania Power & Light Company

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations

	The financial condition and results of operations of PP&L are currently the principal factors affecting the financial condition and results of operations of PP&L Resources. All nonutility operating transactions are included in "Other Income and Deductions - Net" on the Consolidated Statements of Income. This discussion should be read in conjunction with the section entitled "Review of the Financial Condition and Results of Operations of PP&L Resources, Inc. and Pennsylvania Power & Light Company" in PP&L Resources' and PP&L's Annual Report to the SEC on Form 10-K for the year ended December 31, 1995.

	Terms and abbreviations appearing in Management's Discussion and Analysis of Financial Condition and Results of Operations are explained in the glossary on page 28.

                        Results of Operations

	The following explains material changes in principal items on the Consolidated Statements of Income comparing the three months and nine months ended September 30, 1996 to the comparable periods ended September 30, 1995.

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

Earnings - PP&L Resources

                                    Comparison of Earnings-September 30
                                 Three Months Ended      Nine Months Ended
                                   1996      1995         1996      1995

Earnings per share - excluding
  weather variances and other
  adjustments referred to below    $.53      $.39        $1.59     $1.34
Weather variances                  (.02)      .05          .04      (.01)
Workforce reductions               (.02)     (.07)        (.03)     (.07)
One-time adjustments:
  Related to PUC Decision                     .21                    .21
  Recognition of deferred tax
    liability related to
    undeveloped coal reserves                (.03)                  (.03)
  Recovery of purchased
    power costs                                                      .04
Earnings per share - reported      $.49      $.55        $1.60     $1.48

	Earnings per share, excluding weather variances and certain other adjustments referred to above, improved by $.14 for the three months ended September 30, 1996 and by $.25 for the first nine months of 1996, when compared with the same periods in 1995. Earnings improvement for these periods, excluding the effects of weather, was primarily due to sales growth in all major customer sectors, the impact of the PUC Decision and certain income tax adjustments recorded in the third quarter of 1996. A reduction in PP&L's contractual bulk power sales to JCP&L reduced earnings by 5 cents per share during the nine-month period ended September 30, 1996.

Electric Energy Sales - PP&L

	The increases (decreases) in PP&L's electric energy sales were attributable to the following:

                                   Sept 30, 1996 vs. Sept 30, 1995
                                    Three Months       Nine Months
                                        Ended             Ended
                                           (Millions of Kwh)
Electric energy sales
  Residential                           (165)              457
  Commercial                             (17)              245
  Industrial                              84                38
  Other (including UGI)                  (17)               18
     System sales                       (115)              758
  Sales to other utilities               732             2,912
  PJM energy sales                      (425)             (683)

      Total                              192             2,987

	System, or service area, sales were 8.0 billion kwh for the three months ended September 30, 1996. This was a 1.4% decrease over the comparable period in 1995. The decrease was primarily due to milder than normal weather during 1996 as compared to 1995. If normal weather had been experienced in the third quarter of both 1995 and 1996, system sales would have been 3.3% higher.

	System sales were 25.4 billion kwh for the nine months ended September 30, 1996, which was a 3.1% increase over the first nine months of 1995. The primary cause of this increase was a colder winter in 1996 as compared to 1995. Under normal weather conditions in both periods, the growth in system sales would have been 2.0%. Assuming normal weather conditions for the rest of the year, system sales for 1996 are expected to total 33.7 billion kwh or 3.1% higher than 1995.

	Sales to other utilities for the three months ended September 30, 1996, increased 31.7% as compared to the same period in 1995. For the nine months ended September 30, 1996, the increase in sales to other utilities was 50.5%. These increases were primarily the result of PP&L's one-year contract to supply energy to PSE&G and increased sales to other utilities.

	Sales to PJM for the three months ended September 30, 1996 decreased by 46.5% over the comparable period in 1995. For the nine months ended September 30, 1996, PJM sales decreased 36.0%. These lower PJM sales are primarily the result of an increase in direct sales to other utilities such as the contract with PSE&G referenced above.

Operating Revenues - PP&L

	The increase in total operating revenues was attributable to the following:



                              September 30, 1996 vs. September 30, 1995
                                 Three Months           Nine Months
                                     Ended                 Ended
                                        (Millions of Dollars)
Base rate revenues:
  Rate increase - PUC Decision        $22                  $ 71
  Sales volume/mix                     21                    35
  Weather                             (26)                   18
Energy revenue                         16                    11
Sales to other utilities & PJM         (2)                   23
Other, net                              2                    (3)
                                      $33                  $155

	Operating revenues increased by $33 million, or 4.7%, during the three months ended September 30, 1996, when compared with the same period in 1995. Base rate revenues were enhanced by the PUC Decision, which increased PUC jurisdictional rates by about 3.8%, and by strong sales growth in the industrial and commercial sectors. These revenues were partially offset by unfavorable weather impacts. The summer months of 1995 were warmer than normal, but these same months in 1996 were cooler than normal. Energy revenues were also higher, reflecting the recovery of the higher costs of power purchases in the ECR. Power purchases were higher during the three months ended September 30, 1996 when compared with the comparable period in 1995, primarily due to forced outages at fossil and nuclear units, as well as the nuclear refueling outage.

	For the first nine months of 1996, revenues increased by $155 million, or 7.6%, from the same period in 1995. The growth in base rate revenues was also attributable to the impact of the PUC Decision and strong sales growth in the residential and commercial sectors. In addition, weather provided a favorable impact when comparing the first nine months of 1996 and 1995. This is a result of the extremely cold weather during the first quarter of 1996 compared to milder weather during the first quarter of 1995. The strong sales growth, due to real growth and weather, also resulted in higher energy revenues. Revenues from sales to other utilities were also higher during the nine months ended September 30, 1996 compared with the same period in 1995. The increase is attributable to the agreement to supply energy to PSE&G and higher sales to other utilities.
These increases were partially offset by a loss of revenue due to the phasing out of the capacity sales agreement with JCP&L.

Rate Matters - PP&L

	Reference is made to PP&L Resources' and PP&L's Annual Report to the SEC on Form 10-K for the year ended December 31, 1995 regarding the PUC Decision. The OCA has appealed certain aspects of the PUC Decision to the Commonwealth Court. PP&L cannot predict the final outcome of this matter.

	In March 1996, the PUC approved PP&L's 1996-97 ECR, effective April 1, 1996. The ECR reflects a $42 million decrease in energy costs from the previous ECR. This is largely due to lower coal prices, only one nuclear refueling outage, the start of gas and oil dual fuel capability at Martins Creek Units 3 and 4, and the end of a settlement adjustment charge for replacement power costs.

Power Purchases

	For the three months ended September 30, 1996 power purchases increased $18 million, or 27.3%, over the comparable period in 1995 primarily due to forced outages of fossil and nuclear units as well as a nuclear refueling outage. For the nine months ended September 30, 1996, power purchases increased $35 million, or 16.6%, over the comparable period in 1995. This was primarily due to higher energy sales coupled with forced outages at both coal and nuclear units.

Other Operating Expenses - PP&L

	Other operating expenses, excluding PUC Decision related items, decreased $1 million for the three months ended September 30, 1996 and $7 million for the nine months ended September 30, 1996 as compared to the same periods in 1995. The decrease for both periods was primarily due to workforce reductions and ongoing initiatives to reduce costs.

Income Taxes - PP&L Resources/PP&L

	For the three months ended September 30, 1996, income tax expense decreased by $48 million, or 48.3% from the comparable period in 1995.
This is primarily due to a decrease in PP&L Resources' pre-tax book income of $57 million, and the use of research and experimental tax credits of $5 million. Also, during 1995 there were one-time tax increases for expensing deferred tax benefits of $11 million as a result of the PUC Decision and recognizing deferred tax liabilities of $4 million relative to undeveloped coal reserves.

	For the nine months ended September 30, 1996, income tax expense decreased by $25 million, or 11.3%, from the comparable period in 1995. This results primarily from research and experimental tax credits and the one-time adjustments in 1995 related to the PUC Decision and undeveloped coal reserves described above.


Financial Condition

Capital Expenditure Requirements - PP&L

	The schedule below shows PP&L's current capital expenditure projections for the years 1996-2000.

PP&L's Capital Expenditure Requirements (a)

                             -------------Projected-------------
                             1996    1997    1998   1999    2000
                                    (Millions of Dollars)
Construction expenditures
  Generating facilities      $ 92    $ 65    $ 81    $ 53   $ 76
  Transmission and
    distribution facilities   126     120     126     123    147
  Environmental                13      16      21      34      3
  Other                        50      57      44      20     17
                              281     258     272     230    243
Nuclear fuel owned and
  leased                       96      68      71      67     71
Other leased property          20      24      22      22     22
    Total                    $397    $350    $365    $319   $336

(a)	Construction expenditures include AFUDC which is expected to be less than $12 million in each of the years 1996-2000.

	Capital expenditure plans are revised from time to time to reflect changes in conditions. PP&L's current capital expenditures projections for the years 1996-2000 total about $1.8 billion which is an $85 million increase over previously budgeted amounts for the same period. The change is due to a $107 million increase in projected "other leased property" and "nuclear fuel owned and leased" expenditures partially offset by a $22 million reduction in construction expenditures. Reductions in construction expenditures for transmission and distribution facilities and environmental expenditures are partially offset by increases in other expenditures.

Financing Programs - PP&L Resources/PP&L

	From January through October 1996, PP&L Resources obtained $68 million from sales of common equity through the DRIP.

	During the second quarter, PP&L Resources obtained a commitment from certain banks to provide loans under an unsecured revolving credit facility up to an aggregate $300 million. See Financial Note 4 for additional information on the use of this revolving credit facility.

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

	PP&L's projected internally generated funds would be sufficient to permit PP&L to retire $775 million of its long-term debt during 1996-2000, which would reduce interest charges by approximately $60 million by 2000.

	Outside financing, in amounts not currently determinable, or the liquidation of certain financial investments, may be required over the next five years to finance investment opportunities in worldwide power projects by PMDC.

Financial Indicators - PP&L Resources

	The ratio of pre-tax income to interest charges was 3.6 and 3.5, respectively, for the nine months ended September 30, 1996 and 1995. The annual per share dividend rate on common stock remained unchanged at $1.67 per share. The ratio of the market price to book value of common stock was 131% at September 30, 1996 compared with 145% at September 30, 1995.

Commitments and Contingent Liabilities - PP&L Resources/PP&L

	There have been no material changes related to PP&L Resources' or PP&L's commitments and contingent liabilities since the companies filed their joint 1995 Form 10-K, except for the discussions in Financial Note 5 -- "Commitments and Contingent Liabilities" regarding environmental matters.

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

	Pennsylvania Activities

	In April 1996, legislation was introduced in both the Pennsylvania House and Senate aimed at ensuring that all customers enjoy the benefits of increased competition in the electricity generation market. In general, the bills would open up the generation portion of the electric utility business to full competition while maintaining FERC regulation of the transmission portion of the business and PUC regulation of distribution.

	At the request of the Governor, the PUC recently held a series of meetings with major stakeholders to attempt to reach consensus on many of the issues in the industry restructuring legislation. These issues include
(i) stranded cost recovery and the mechanism for such recovery; (ii) universal service and the obligation to serve; (iii) rate caps or freezes;
(iv) market power remediation; and (v) the role of cooperatives and municipalities that own electrical distribution systems. In addition, legislative provisions have been developed which should ensure that state tax revenues received by the Commonwealth will not be reduced as a result of restructuring the electric utility industry.

	With respect to the mechanism for stranded cost recovery, the legislation may provide for the issuance of "transition bonds" to pay the stranded costs. This procedure has been approved in California and is currently being considered in New York. The major elements include (i) the sale or transfer by the utility of the right to recover a portion of its stranded costs to a financing entity -- for a lump-sum payment of cash -- that could be used to retire the utility's debt and equity; (ii) the issuance by the financing entity of "transition bonds"; (iii) the collection by the utility of "transition charges" on customers' bills; and
(iv) the transfer of these customer payments to the financing entity to pay the principal and interest and other related costs of issuing the transition bonds. Customer savings may be achieved because the interest rate on the transition bonds should be lower than the utility's pre-tax overall rate of return used to calculate the transition charges.

	The PUC would issue an order approving the collection of the transition charges which by law could not be subsequently reduced. This commitment by the state would protect the cash flow stream that would be used to repay the transition bonds.

	Restructuring legislation could be enacted in Pennsylvania this year. PP&L cannot predict the ultimate content of this legislation or its effect on the Company.

	In addition, in July 1996 the PUC issued to the Governor and General Assembly the report of its investigation on competition in Pennsylvania's electric utility industry. Major elements of the PUC report include: (i) a five-year transition period (which could be shorter or longer depending on the progress of the transition), during which time utilities would adopt specific plans to achieve retail competition; (ii) a request that each utility submit to the PUC by April 1997 a tentative restructuring proposal describing these specific plans; (iii) a four-year phase-in period for customer choice (2001 to 2004), after which time all customers would have retail access; (iv) an opportunity for utilities to recover their net, unmitigated stranded costs; (v) a recommendation that utilities file voluntary pilot programs for retail access, pending legislative action to require such programs; and (vi) a schedule of milestone PUC reviews on the progress made toward full retail competition.

	In response to the PUC Report, the Company on October 1, 1996 became the first Pennsylvania utility to file for PUC approval of its retail pilot program. Under this program, approximately 54,000 PP&L residential, commercial, and industrial customers -- representing approximately 5% of PP&L's average peak load -- will have an opportunity to purchase energy from alternative suppliers. The Company is requesting that the program become effective on April 1, 1997 and remain in effect for 21 months through December 31, 1998, to coincide with PP&L's proposed commencement date of January 1, 1999 for full retail competition.

	Under the pilot program, PP&L initially will provide capacity, all back-up services and customer service. Other utilities may participate in PP&L's program as suppliers if they offer this same opportunity for PP&L to participate in their programs.

	PP&L currently is preparing to respond to the other requirements of the PUC report.

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

	The rules also provide that utilities are entitled to recover from their wholesale customers all "legitimate, verifiable, prudently incurred stranded costs." The FERC has provided recovery mechanisms for wholesale stranded costs, including stranded costs resulting from municipalization. Wholesale contracts signed after July 11, 1994 must contain explicit provisions addressing recovery of stranded costs. For contracts signed before this date, a utility may seek recovery if it can show that it had a reasonable expectation of continuing to serve the customer after the contract term. Under the new rules, 16 small utilities which have contracts with PP&L signed before July 11, 1994, requested and were provided with PP&L's current estimate of its stranded costs aplicable to these customers after these contracts terminate in 1999. Based upon a formula set forth in FERC Order 888 and applicable only to PP&L's wholesale customers, and based upon data unique to the contracts between PP&L and these customers, PP&L estimated that the stranded costs associated with service to these wholesale customers are approximately $95 million. As a result of a protest by these parties against such recovery, the FERC has ordered hearings regarding PP&L's right to recover these stranded costs.

	The rules also require that plans for restructuring of transactions within power pools and bilateral coordination agreements be filed by December 31, 1996 and implemented by March 1, 1997. In addition, utilities must separate their transmission and power marketing functions, and they must implement an electronic bulletin board for transmission capacity information by January 3, 1997.

	In July 1996, PP&L filed the open access transmission tariff required by FERC Order 888. Under the new FERC rules, that tariff became effective on July 9, 1996. Several parties, including the small utilities, moved to intervene and protested the new rates. PP&L currently expects these matters to be set for hearing by the FERC.

	In addition, PP&L has made the required informational filing which showed unbundled generation and transmission components of its billing to existing wholesale customers. The FERC is currently reviewing this information.

	On a related matter, on July 24, 1996, all of the PJM companies, except PECO, submitted a comprehensive filing for FERC approval of changes to the PJM Power Pool to accommodate greater competition and broader participation, with proposed implementation of the new structure by the end of 1996. The filing would (i) establish pool-wide transmission service tariffs to provide comparable, open-access service for all wholesale transactions throughout PJM; (ii) establish a price-based bidding system, with the resulting regional energy market open to all wholesale buyers and sellers of power; (iii) create a not-for-profit corporate entity in the form of an ISO responsible for impartial daily management and administration of the energy market and the transmission system; and (iv) develop an enhanced pool-wide planning function to be administered by the ISO.

	The sponsoring PJM Companies propose to enter into three pool participation agreements to define the relationships among the signatories and the ISO: (i) a Reserve Sharing Agreement among all entities that serve end-use customers within the new power pool; (ii) a Transmission Owners Agreement among entities that own bulk power transmission facilities; and
(iii) a Market Operations Agreement to establish a spot energy market open to all wholesale entities that wish to participate in the new pool. In August 1996, PECO filed a separate PJM restructuring proposal with the FERC, which differs significantly from the other companies' filing.

Unregulated Investments

	PMDC continues to pursue opportunities to develop and acquire electric generation, transmission and distribution facilities in the United States and abroad.

	As of September 30, 1996, PMDC had either investments or commitments in the amount of $258 million in distribution, transmission and generation facilities throughout the world, including the United Kingdom, Bolivia, Peru, Argentina, Spain and Portugal. The principal investment to date is a 25 percent interest in SWEB, a British regional electric utility company, for approximately $189 million. See Financial Note 4 for additional information on PP&L Resources' financing of SWEB.

                          PP&L RESOURCES, INC. AND
            PENNSYLVANIA POWER & LIGHT COMPANY AND SUBSIDIARIES

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

	Reference is made to Notes to Financial Statements for information concerning rate matters.

	In April 1991, the U.S. Department of Labor through its Mine Safety and Health Administration (MSHA) issued citations to one of PP&L's coal-mining subsidiaries for alleged coal-dust sample tampering at one of the subsidiary's mines. The MSHA at the same time issued similar citations to more than 500 other coal-mine operators. Based on a review of its dust sampling procedures, the subsidiary is contesting all of the citations. It is belived at this time, based on the information available, that the MSHA allegations are without merit. Citations were also issued against the independent operator of another subsidiary mine, who is also contesting the citations issued with respect to that mine. The Administrative Law Judge (Judge) assigned to the proceedings ordered that one case be tried against a single mine operator unrelated to PP&L to determine whether the MSHA could prove its general allegations regarding sample tampering. In April 1994, the Judge ruled in favor of the mine operator and vacated the 75 citations against it. The MSHA appealed the Judge's decision to the Mine Safety and Health Review Commission. In November 1995, the Commission affirmed the Judge's rulings in favor of the operator. Although it initially appeared that the Secretary of Labor intended to vacate all the citations in this matter, that office instead has decided to pursue an appeal of the Commission's decision in the United States Court of Appeals for the District of Columbia Circuit. PP&L cannot predict the outcome of these proceedings.

	On July 25, 1994, Mon Valley Steel Company, Inc. (Mon Valley) filed suit in the Court of Common Pleas of Fayette County, Pennsylvania, against PP&L and two of its subsidiaries, claiming that PP&L and those subsidiaries made fraudulent misrepresentations during negotiations for the 1992 sale to Mon Valley of Tunnelton Mining Company (Tunnelton). Tunnelton was a coal-mining operation formerly owned by PP&L's subsidiary, Pennsylvania Mines Corporation. Specifically, Mon Valley alleges that PP&L and those subsidiaries misrepresented Tunnelton's capability to produce coal, as well as the amount of funding Tunnelton would receive for mine closing costs. Mon Valley is claiming about $6 million to cover mine closing costs as well as punitive damages in an unspecified amount. In July 1994, PP&L and those subsidiaries filed a legal action in the Court of Common Pleas of Allegheny County, Pennsylvania, requesting a judicial determination that they had not breached any of their contractual obligations to Mon Valley. While these matters were pending, Mon Valley was forced into involuntary bankruptcy by its creditors and, accordingly, in August 1996 PP&L removed the Fayette County action to Federal Bankruptcy Court. The Allegheny County action by PP&L has been stayed pending the Bankruptcy Court's determination. PP&L cannot predict the outcome of these proceedings.

	As a result of its ongoing cost reduction efforts, PP&L expects further reductions in the number of full-time employees. In this regard, PP&L and Local Union No. 1600 -- which represents approximately 4,000 PP&L employees -- have agreed to submit to arbitration under their collective bargaining agreement the issue of whether PP&L can eliminate bargaining unit positions while utilizing outside contractors for certain functions. In a series of rulings, the arbitrator has held that PP&L may not layoff employees if they would have work but for the use of contractors. As a result, PP&L is proceeding to offer certain contractor jobs to bargaining unit employees but expects to layoff a number of employees at the end of this process. Local 1600 continues to challenge the number of contractor jobs made available, and further hearings will take place in early 1997. PP&L cannot predict the outcome of these hearings or the effect they may have on the continuing workforce reduction effort.

	In June 1995, the DEP ordered a PP&L subsidiary to abate seepage allegedly discharged from a mine formerly operated by that subsidiary. Based on new information suggesting a connection between the seeps and water from the mine, the subsidiary has withdrawn its appeal of the order. The Company does not expect that the costs of complying with the order will be material.


Item 6.  Exhibits and Reports on Form 8-K

	(a)  Exhibits

	     10 - $300,000,000 Revolving Credit Agreement among PP&L Resources, Inc., Chemical Bank and Citibank, N.A., dated May 30, 1996.

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

ISO - Independent System Operator

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

SEC - Securities and Exchange Commission

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


                                    PP&L Resources, Inc.
                                        (Registrant)

                              Pennsylvania Power & Light Company
                                        (Registrant)





Date:  November 13, 1996            /s/ R. E. Hill
                                        R. E. Hill
                                Senior Vice President-Financial
                                   (PP&L Resources, Inc. and
                              Pennsylvania Power & Light Company)



                                     /s/ J. J. McCabe
                                         J. J. McCabe
                               Vice President & Controller (PP&L
                                 Resources, Inc. and Pennsylvania
                                 Power & Light Company)