Form 10-Q
period 1997-03-31
PP&L RESOURCES INC
filed 1997-05-14
CIK 922224

                                United States
                     Securities and Exchange Commission
                            Washington, DC   20549


                                   Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the quarterly period ended    March 31, 1997

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

PP&L Resources, Inc.                  Common stock, $.01 par value,
                                      164,188,649 shares outstanding at
                                      April 30, 1997
Pennsylvania Power & Light Co.        Common stock, no par value,
                                      157,300,382, shares outstanding and
                                      all held by PP&L Resources, Inc. at
                                      April 30, 1997

                              PP&L RESOURCES, INC.
                                       AND
                       PENNSYLVANIA POWER & LIGHT COMPANY




                                     FORM 10-Q
                       FOR THE QUARTER ENDED MARCH 31, 1997


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

         Item 6. Exhibits and Reports on Form 8-K

GLOSSARY OF TERMS AND ABBREVIATIONS

SIGNATURES

PP&L RESOURCES, INC. AND SUBSIDIARIES
Part 1. FINANCIAL INFORMATION
Item 1. Financial Statements

     In the opinion of PP&L Resources, the unaudited financial statements included herein reflect all adjustments necessary to present fairly the Consolidated Balance Sheet as of March 31, 1997 and December 31, 1996, and the
Consolidated Statement of Income and Consolidated Statement of Cash Flows for the periods ended March 31, 1997 and 1996. PP&L Resources is the parent holding company of PP&L, PMDC, and Spectrum. PP&L comprises 97 percent of PP&L Resources' assets. All nonutility operating transactions are included in "Other Income and Deductions--Net" in PP&L Resources' Consolidated
Statement of Income.

CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
(Millions of Dollars, except per share data)

                                                         Three  Months
                                                         Ended  March 31,
                                                         1997    1996
Operating Revenues .....................................  $786    $789

Operating Expenses
  Operation
    Fuel................................................   111     124
    Power purchases.....................................   116      91
    Other...............................................   117     122
  Maintenance...........................................    35      40
  Depreciation (including amortized depreciation).......    92      90
  Income taxes .........................................    88      89
  Taxes, other than income .............................    56      57
                                                           615     613
Operating Income........................................   171     176

Other Income and (Deductions) - Net.....................     7       1

Income Before Interest Charges and Dividends on
  Preferred Stock ......................................   178     177

Interest Charges
  Long-term debt........................................    51      52
  Short-term debt and other.............................     3       2
                                                            54      54

Preferred Stock Dividend Requirements...................     7       7
Net Income..............................................  $117    $116

Earnings Per Share of Common Stock (a).................. $0.72   $0.73

Average Number of Shares Outstanding (thousands)........163,192 159,890

Dividends Declared Per Share of Common Stock............$0.4175 $0.4175




(a) Based on average number of shares outstanding.

See accompanying Notes to Financial Statements.

PP&L RESOURCES,INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Millions of Dollars)
                                                                  March 31,  December 31,
                                                                    1997         1996
                                                                 (Unaudited)  (Audited)
                             ASSETS
Property, Plant and Equipment
   Electric utility plant in service - at original cost..........    $9,895       $9,824
     Accumulated depreciation ...................................    (3,407)      (3,337)
                                                                      6,488        6,487
   Construction work in progress - at cost.......................       149          172
   Nuclear fuel owned and leased - net of amortization ..........       176          170
   Other leased property - net of amortization ..................        74           76

     Electric utility plant - net................................     6,887        6,905
   Other property - (net of depreciation, amortization
     and depletion 1997, $55; 1996, $54).........................        54           55
                                                                      6,941        6,960
Investments
   Investment in and advances to electric energy
     projects - at equity .......................................       240          224
   Affiliated companies - at equity .............................        17           17
   Nuclear plant decommissioning trust fund .....................       131          128
   Financial investments.........................................       129          133
   Other - at cost or less ......................................        20           18
                                                                        537          520
Current Assets
   Cash and cash equivalents ....................................        72          101
   Current financial investments ................................        22           73
   Accounts receivable (less reserve:  1997, $20; 1996, $25)
       Customers ................................................       210          196
       Other.....................................................        17           19
   Unbilled revenues.............................................        83           85
   Fuel, materials and supplies - at average cost................       194          201
   Deferred income taxes ........................................        27           21
   Other.........................................................       334           53
                                                                        959          749

Regulatory Assets and Other Noncurrent Assets ...................     1,465        1,407



                                                                     $9,902       $9,636

See accompanying Notes to Financial Statements.

PP&L RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Millions of Dollars)
                                                                     March 31,  December 31,
                                                                       1997         1996
                                                                    (Unaudited)  (Audited)
                            LIABILITIES
Capitalization
  Common equity
    Common stock ...................................................        $2           $2
    Capital in excess of par value  ................................     1,608        1,590
    Earnings reinvested.............................................     1,192        1,143
    Capital stock expense and other ................................         2           10
                                                                         2,804        2,745
  Preferred stock
    With sinking fund requirements .................................       295          295
    Without sinking fund requirements ..............................       171          171

  Long-term debt ...................................................     2,802        2,802
                                                                         6,072        6,013

Current Liabilities
  Commercial paper .................................................        80
  Bank loans .......................................................       144          144
  Long-term debt due within one year ...............................        30           30
  Capital lease obligations due within one year ....................        80           81
  Accounts payable .................................................       114          133
  Taxes accrued ....................................................        84           19
  Interest accrued .................................................        61           61
  Dividends payable ................................................        75           75
  Other ............................................................        90           78
                                                                           758          621

Deferred Credits and Other Noncurrent Liabilities
  Deferred investment tax credits  .................................       207          209
  Deferred income taxes ............................................     2,058        2,052
  Capital lease obligations ........................................       173          166
  Other ............................................................       634          575
                                                                         3,072        3,002

Commitments and Contingent Liabilities  ............................................


                                                                        $9,902       $9,636


See accompanying Notes to Financial Statements.

PP&L RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(Millions of Dollars)
                                                              Three  Months
                                                              Ended  March 31,
                                                              1997     1996
Net cash provided by operating activities...................   $202      $220

Cash Flows From Investing Activities
 Property, plant and equipment expenditures.................    (72)      (68)
 Proceeds from sale of nuclear fuel to trust................     21         3
 Purchases of available-for-sale securities.................    (28)     (152)
 Sales and maturities of available-for-sale securities......     68       138
 Investment in electric energy projects.....................    (13)
 Other investing activities - net....................................       1
       Net cash used in investing activities................    (24)      (78)

Cash Flows From Financing Activities
 Issuance of long-term debt.................................              116
 Issuance of common stock...................................     17        17
 Retirement of long-term debt........................................    (115)
 Funds deposited for retirement of long-term debt ..........   (210)
 Payments on capital lease obligations......................    (19)      (22)
 Common and preferred dividends paid........................    (75)      (73)
 Net increase(decrease) in short-term debt..................     80       (63)
       Net cash used in financing activities................   (207)     (140)

Net Increase (Decrease) In Cash and Cash Equivalents .......    (29)        2
Cash and Cash Equivalents at Beginning of Period ...........    101        20
Cash and Cash Equivalents at End of Period .................    $72       $22

Supplemental Disclosures of Cash Flow Information
 Cash paid during the period for:
  Interest (net of amount capitalized)......................    $51       $55
  Income taxes..............................................    $15       $14

See accompanying Notes to Financial Statements.

PENNSYLVANIA POWER & LIGHT COMPANY AND SUBSIDIARIES

     In the opinion of PP&L, the unaudited financial statements included herein reflect all adjustments necessary to present fairly the Consolidated
Balance Sheet as of March 31, 1997 and December 31, 1996, and the
Consolidated Statement of Income and Consolidated Statement of Cash Flows for the periods ended March 31, 1997 and 1996. All nonutility operating transactions are included in "Other Income and Deductions--Net" in PP&L's Consolidated Statement of Income.

CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
(Millions of Dollars)

                                                        Three  Months
                                                        Ended  March 31,
                                                        1997     1996

Operating Revenues  ..................................   $786     $789

Operating Expenses
   Operation
      Fuel............................................    111      124
      Power purchases.................................    116       91
      Other...........................................    117      122
   Maintenance........................................     35       40
   Depreciation (including amortized depreciation) ...     92       90
   Income taxes.......................................     88       89
   Taxes, other than income...........................     56       57
                                                          615      613
Operating Income .....................................    171      176

Other Income and (Deductions) - Net ..................      2        3

Income Before Interest Charges........................    173      179

Interest Charges
   Long-term debt.....................................     51       52
   Short-term debt and other..........................      2        2
                                                           53       54
Net Income............................................    120      125

Dividends on Preferred Stock..........................      7        7
Earnings Available to PP&L Resources, Inc.  ..........   $113     $118


See accompanying Notes to Financial Statements.

PENNSYLVANIA POWER & LIGHT COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Millions of Dollars)
                                                                 March 31,  December 31,
                                                                   1997         1996
                                                                (Unaudited)  (Audited)
                             ASSETS
Property, Plant and Equipment
  Electric utility plant in service - at original cost..........    $9,895       $9,824
    Accumulated depreciation ...................................    (3,407)      (3,337)
                                                                     6,488        6,487

  Construction work in progress - at cost ......................       149          172
  Nuclear fuel owned and leased - net of amortization ..........       176          170
  Other leased property - net of amortization ..................        74           76

   Electric utility plant - net ................................     6,887        6,905
  Other property - (net of depreciation, amortization
    and depletion 1997, $55; 1996, $54) ........................        54           55
                                                                     6,941        6,960

Investments
  Affiliated companies - at equity .............................        17           17
  Nuclear plant decommissioning trust fund .....................       131          128
  Financial investments ........................................       129          133
  Other - at cost or less ......................................        10           10
                                                                       287          288

Current Assets
  Cash and cash equivalents ....................................        45           95
  Current financial investments ................................        22           51
  Accounts receivable (less reserve:  1997, $20; 1996, $25)
    Customers ..................................................       210          196
    Other ......................................................        11           14
  Unbilled revenues.............................................        83           85
  Fuel, material and supplies - at average cost ................       194          201
  Deferred income taxes ........................................        27           21
  Other ........................................................       334           53
                                                                       926          716

Regulatory Assets and Other Noncurrent Assets ..................     1,464        1,407

                                                                    $9,618       $9,371









See accompanying Notes to Financial Statements.

PENNSYLVANIA POWER & LIGHT COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Millions of Dollars)
                                                             March 31,  December 31,
                                                               1997         1996
                                                            (Unaudited)  (Audited)
                        LIABILITIES
Capitalization
  Common equity
    Common stock ...........................................    $1,476       $1,476
    Additional paid-in capital .............................        57           57
    Earnings reinvested ....................................     1,138        1,094
    Capital stock expense and other  .......................       (10)         (10)
                                                                 2,661        2,617
  Preferred stock
    With sinking fund requirements .........................       295          295
    Without sinking fund requirements ......................       171          171

  Long-term debt ...........................................     2,802        2,802
                                                                 5,929        5,885

Current Liabilities
  Commercial paper .........................................        80
  Bank loans ...............................................        10           10
  Long-term debt due within one year .......................        30           30
  Capital lease obligations due within one year ............        80           81
  Accounts payable .........................................       112          132
  Taxes accrued ............................................        86           21
  Interest accrued .........................................        61           60
  Dividends payable ........................................        75           75
  Other ....................................................        90           78
                                                                   624          487

Deferred Credits and Other Noncurrent Liabilities
  Deferred investment tax credits ..........................       207          209
  Deferred income taxes ....................................     2,052        2,050
  Capital lease obligations  ...............................       173          166
  Other ....................................................       633          574
                                                                 3,065        2,999

Commitments and Contingent Liabilities ....................

                                                                $9,618       $9,371





See accompanying Notes to Financial Statements.

PENNSYLVANIA POWER & LIGHT COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(Millions of Dollars)
                                                              Three  Months
                                                              Ended  March 31,
                                                              1997     1996
Net cash provided by operating activities...................   $206      $222

Cash Flows From Investing Activities
  Property, plant and equipment expenditures................    (72)      (68)
  Proceeds from sales of nuclear fuel to trust..............     21         3
  Purchases of available-for-sale securities ...............    (28)      (49)
  Sales and maturities of available-for-sale securities ....     46        48
  Other investing activities -- net.........................      1         2
        Net cash used in investing activities...............    (32)      (64)

Cash Flows From Financing Activities
  Issuance of long-term debt................................              116
  Retirement of long-term debt.......................................    (115)
  Funds deposited for retirement of long-term debt..........   (210)
  Payments on capital lease obligations.....................    (19)      (22)
  Common and preferred dividends paid.......................    (75)      (74)
  Net increase (decrease) in short-term debt................     80       (63)
  Other financing activities - net ..................................       2
        Net cash used in financing activities...............   (224)     (156)

Net Increase (Decrease) in Cash and Cash Equivalents            (50)        2
Cash and Cash Equivalents at Beginning of Period............     95        15
Cash and Cash Equivalents at End of Period..................    $45       $17

Supplemental Disclosures of Cash Flow Information
  Cash paid during the period for
    Interest (net of amount capitalized)....................    $49       $55
    Income taxes............................................    $16       $14

See accompanying Notes to Financial Statements.

        PP&L Resources, Inc. and Pennsylvania Power & Light Company
                       Notes to Financial Statements


	Terms and abbreviations appearing in Notes to Financial Statements are explained in the glossary.

1.  Interim Financial Statements

	Certain information in footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, has been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the SEC. These financial statements should be read in conjunction with the financial statements and notes included in PP&L Resources' and PP&L's Annual Reports to the SEC on Form 10-K for the year ended December 31, 1996.

	Certain amounts in the March 31, 1996 financial statements have been reclassified to conform to the presentation in the March 31, 1997 financial statements.

2.  PUC Restructuring Filing

	In December 1996, Pennsylvania enacted the Customer Choice Act to restructure its electric utility industry in order to create retail access to a competitive market for the generation of electricity. In accordance with that legislation, PP&L filed its restructuring plan with the PUC on April 1, 1997. The PUC is required to take action on PP&L's filing by January 1998.

	Under the Customer Choice Act, the PUC is authorized to determine the amount of PP&L's stranded costs to be recovered through a non-bypassable competitive transition charge (CTC) to be paid by all PUC-jurisdictional customers who receive transmission and distribution service from PP&L. Stranded costs are defined in the Customer Choice Act as "generation-related costs... which would have been recoverable under a regulated environment but which may not be recoverable in a competitive generation market and which the PUC determines will remain following mitigation by the electric utility."

	PP&L's restructuring plan includes a claim of $4.6 billion for stranded costs. Pursuant to the Customer Choice Act, this claim is comprised of the following categories:

	1. Net plant investments and costs attributable to existing generation plants and facilities, disposal of spent nuclear fuel, retirement costs attributable to existing generating plants and employee-related transition costs;

	2. Prudently incurred costs related to the cancellation, buyout, buydown or renegotiation of NUG contracts; and

	3. Regulatory assets and other deferred charges typically recoverable under current regulatory practice and cost obligations under PUC-approved contracts with NUGs.
	The following are the components of PP&L's stranded cost claim:

                                           Amount
     Category of Stranded Cost     (Millions of Dollars)

            Nuclear Generation(a)         $2,852
            Fossil Generation(a)             718
            NUG Contracts                    657
            Regulatory Assets                384
                                          $4,611

     (a) Includes deferred income taxes related to generation assets.

	In determining the appropriate amount of stranded cost recovery, the Customer Choice Act requires the PUC to consider the extent to which an electric utility has taken steps to mitigate stranded costs by appropriate means that are reasonable under the circumstances. Mitigation efforts undertaken over time prior to the enactment of the Customer Choice Act are to be considered of equal importance by the PUC in determining an electric utility's stranded costs as actions taken after the passage of the Customer Choice Act. In its restructuring plan, PP&L described its extensive efforts to mitigate its stranded costs, resulting in a reduction in its stranded cost claim of over $1 billion.

	The ultimate impact of the Customer Choice Act on PP&L's financial health will depend on numerous factors, including:

	1. The amount of stranded cost recovery approved by the PUC, the PUC's overall treatment of PP&L's filing and the effect of the rate cap imposed under the provisions of the Customer Choice Act;

	2.  The actual market price of electricity over the transition period;

	3.  Future sales levels; and

	4. The extent to which the regulatory framework established by the Customer Choice Act will continue to be applied.

	Under the Customer Choice Act, PP&L's rates to PUC-jurisdictional customers are capped at the level in effect on January 1, 1997 through mid-2001 for transmission and distribution services and through the year 2005 for generation customers. By applying the CTC proposed by PP&L in its restructuring plan (which is restricted by the rate cap) through the year 2005, PP&L anticipates collecting approximately $4 billion of its stranded costs. Based on these projections, the remaining $600 million would be reflected as lower cash flow to PP&L after the transition period than would have occurred with continued regulated rates.

	In this regard, it should be noted that PP&L's stranded cost claim included in the restructuring plan is based on a projection of future market prices and assumes a significant portion of PP&L's stranded costs will be recovered by way of increased market prices for electricity. This increase may or may not occur. To the extent that the market price of electricity does not increase as projected, or other projections such as future sales levels do not actually occur, PP&L could experience a greater non-recovery of stranded costs.

	If the PUC permits full recovery of PP&L's stranded costs, including full recovery of all regulatory assets and above-market NUG costs over the transition period, PP&L estimates that its net income over the transition period would be reduced by about 5%.

	However, the PUC may make adjustments to components or assumptions included in the restructuring plan that could have an adverse effect on the amount of the CTC or the categories of stranded costs that are recoverable through the CTC. As a result of these uncertainties, PP&L cannot determine whether and to what extent it may be subject to a write-off or a reduction in earnings until the PUC issues an order with respect to the restructuring plan. Based on the substantial amounts involved in the restructuring plan, should PP&L be required to incur a write-off, it could be material in amount. Accordingly, PP&L is unable to predict the ultimate effect of the Customer Choice Act or the PUC's disposition of the restructuring plan on its financial position, results of operation or its need to issue securities to meet future capital requirements.

	Finally, the Customer Choice Act permits the issuance of "transition bonds" securitized by CTC revenues to finance the payment of stranded costs. PP&L is still considering whether to seek to securitize some portion of its stranded cost claim, which would require the approval of the PUC in a qualified rate order.

	In a related matter, a Pennsylvania state senator and two consumer groups in March 1997 filed a suit in Pennsylvania Commonwealth Court challenging the constitutionality of the Customer Choice Act.

3.  Accounting for the Effects of Certain Types of Regulation

	PP&L believes that the Customer Choice Act establishes a definitive transition to market-based pricing for electric generation. This transition includes cost-of-service based ratemaking during the transition period. In addition, PP&L's stranded costs will be collected through a non-bypassable CTC. Based on this structure, PP&L believes it will continue to meet the requirements of SFAS No. 71 through the transition period.

	PP&L is aware that the SEC has begun inquiries regarding the appropriateness of the continued application of SFAS No. 71 by utilities in states that have enacted restructuring legislation similar to the Customer Choice Act. As discussed above, PP&L believes it currently meets and will continue to meet the requirements to apply SFAS No. 71 during the transition period. In the event that the SEC concludes that the current regulatory and legal framework in Pennsylvania no longer meets the requirements to apply SFAS No. 71 to the generation business, PP&L would reevaluate the impact on its financial statements, and a material write-off could occur. The FASB's Emerging Issues Task Force is scheduled to address the issue of whether SFAS 71 should continue to apply to utilities in states that have enacted restructuring legislation.

	Given the current regulatory environment, PP&L's electric transmission and distribution businesses are expected to remain regulated and, as a result, the provisions of SFAS No. 71 should continue to apply to those businesses.

4.  Rate Matters

Appeal of Base Rate Case

	Reference is made to PP&L Resources' and PP&L's Annual Report to the SEC on Form 10-K for the year ended December 31, 1996 regarding the PUC Decision. The OCA has appealed certain aspects of the PUC Decision to the Commonwealth Court. PP&L cannot predict the final outcome of this matter.

FERC - Major Utility Rates

	In January 1996, PP&L filed a request with the FERC to incorporate a change in the method of calculating depreciation under its contracts with four major electric utility customers (Atlantic, BG&E, JCP&L, and UGI).
PP&L also sought to increase the charges to those customers for nuclear decommissioning costs. This case was settled in principle with the four customers in January 1997, under terms which would have no material effect on PP&L. This settlement is currently pending before the FERC for approval.

5.  Sales to Other Major Electric Utilities

	In March 1996, the New Jersey Board of Public Utilities approved an agreement between PP&L and JCP&L, under which PP&L will provide JCP&L with 150,000 kilowatts of capacity credits and energy from June 1997 through May 1998, 200,000 kilowatts from June 1998 through May 1999 and 300,000 kilowatts from June 1999 through May 2004. Prices under the new agreement are based on a predetermined reservation rate that escalates over time, plus an energy component based on PP&L's actual fuel-related costs. FERC acceptance of the contract is expected in mid-1997.

	In March 1997, PP&L reached a new agreement with GPU Energy for installed capacity credit sales for up to 200,000 kilowatts from July 1997 through December 1998, and in April 1997 PP&L signed a new agreement with Atlantic Electric for installed capacity credit sales for up to 25,000 kilowatts from June 1997 through May 1998.

6.  Financial Instruments

	The carrying amount and fair value of financial investments decreased by $55 million from December 31, 1996 to March 31, 1997, largely due to the liquidation of long-term investments to make funds more readily available for future investing activities. The carrying amount and fair value of cash and cash equivalents decreased $29 million for the same period due to the use of funds to retire long-term debt.

7.  Credit Arrangements and Financing Activity

	From January through April 1997, PP&L Resources obtained $33 million from sales of common stock through the DRIP.

	On April 1, 1997, PP&L redeemed $210 million principal amount of four series of first mortgage bonds. Three of the series of first mortgage bonds were redeemed under the maintenance and replacement fund provisions of these bonds. These series of bonds consisted of $40 million principal amount of the 7% series due 1999; $60 million principal amount of the 7-1/4% series due 2001; and $80 million principal amount of the 7-1/2% series due 2003. The fourth series, $30 million principal amount of the 6-3/4% series due 1997, was redeemed under the optional redemption provisions of that series. The funds for these redemptions were required to be made available to the Trustee on March 31, 1997.

	In April 1997, PP&L instituted a short-term bond program in order to meet certain short-term working capital requirements and to accomplish other corporate purposes. Under this program, up to $800 million of short-term bonds (having maturities not in excess of sixty days) may be issued from time to time, with no more than $150 million of such bonds outstanding at any one time.

	PP&L Resources acquired 79.02% of the outstanding preferred stock of PP&L in a tender offer between March 3 and April 4, 1997. PP&L Resources acquired 52.58% of the 4-1/2% Preferred Stock and 82.42% of the Series Preferred Stock. By obtaining a majority of the 4-1/2% Preferred Stock and a majority of the combined amount of the 4-1/2% Preferred Stock and Series Preferred Stock, PP&L Resources will be able to waive certain restrictive provisions in the terms of the 4-1/2% Preferred Stock and Series Preferred Stock, including limitations contained in PP&L's Articles of Incorporation on PP&L's ability to increase the authorized number of any series of Preferred Stock, merge or consolidate with other corporations, issue senior stock, issue unsecured debt and issue additional shares of the Series Preferred Stock.

	To provide financing for a portion of this tender offer, PP&L, in April 1997, arranged for the issuance by a Delaware statutory business trust, PP&L Capital Trust, of $100 million of Trust Originated Preferred Securities to the public at $25 per share, to provide investors with a yield of 8.20%. These Preferred Securities were backed by Subordinated Debentures of PP&L issued to the Trust, and PP&L guaranteed all of the Trust's obligations under the Preferred Securities. The proceeds of the sale of these Preferred Securities were loaned by PP&L to PP&L Resources for the tender offer.


8.  Commitments and Contingent Liabilities

	There have been no material changes related to PP&L Resources' or PP&L's commitments and contingent liabilities since the companies filed their joint 1996 Form 10-K, except for the discussion below regarding loan guarantees of affiliated companies and source of labor supply.

	For discussion pertaining to PP&L Resources' and PP&L's financing matters, see Financial Note 7.

Nuclear Insurance

	PP&L is a member of certain insurance programs which provide coverage for property damage to members' nuclear generating stations. Facilities at the Susquehanna station are insured against property damage losses up to $2.75 billion under these programs. PP&L is also a member of an insurance program which provides insurance coverage for the cost of replacement power during prolonged outages of nuclear units caused by certain specified conditions. Under the property and replacement power insurance programs, PP&L could be assessed retroactive premiums in the event of the insurers' adverse loss experience. The maximum amount PP&L could be assessed under these programs at March 31, 1997 was about $36 million.

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

	PP&L has met the initial ambient ozone requirements in Title I of the Clean Air Act by reducing nitrogen oxide emissions by 40% through the use of low nitrogen oxide burners. Further seasonal (i.e., 5 month) nitrogen oxide reductions to 55% and 75% of pre-Clean Air Act levels for 1999 and 2003, respectively, are specified under the Northeast Ozone Transport Region's Memorandum of Understanding.

	The Clean Air Act requires the EPA to study the health effects of hazardous air emissions from power plants and other sources. In this regard, in November 1996 the EPA proposed new national standards for ambient levels of ground-level ozone and fine particulates. The new standards, if implemented, may result in the EPA mandating additional NOx and SO2 reductions from utility boilers in the 2005-2010 timeframe. NOx reductions to meet the new ozone standard are likely to be in the range of the 75% seasonal NOx reductions that already are required for PP&L under the Memorandum of Understanding in 2003 and beyond. However, to meet the new fine particulate standards, the EPA may mandate additional SO2 reductions significantly greater than those now planned for the acid rain program and extend the NOx reductions required by the Memorandum of Understanding from seasonal to year-round.

	Expenditures to meet the year 1999 Memorandum of Understanding requirements are included in the table of projected construction expenditures in the Review of the Financial Condition and Results of Operations under the caption "Financial Condition - Capital Expenditure Requirements" on page 32 of the 1996 Form 10-K. PP&L currently estimates that additional capital expenditures and operating costs for environmental compliance under the Clean Air Act will be incurred beyond 2001 in amounts which are not now determinable but could be material.

	Water and Residual Waste

	DEP residual waste regulations require PP&L to obtain permits for existing ash basins at all of its coal-fired generating stations as disposal facilities. Ash basins that cannot be permitted are required to close by July 1997. Any groundwater contamination caused by the basins must also be addressed. Any new ash disposal facility must meet the rigid siting and design standards set forth in the regulations. To address these DEP regulations, PP&L is moving forward with plans to install dry fly ash handling systems at its power stations.

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

	Capital expenditures through the year 2001 to comply with the residual waste regulations, correct groundwater degradation at fossil-fueled generating stations, and address waste water control at PP&L facilities are included in the table of construction expenditures in the Review of the Financial Condition and Results of Operations under the caption "Financial Condition - Capital Expenditure Requirements" on page 32 of the 1996 Form 10-K. In this regard, PP&L currently estimates that $12 million of additional capital expenditures may be required in the next four years and $67 million of additional capital expenditures could be required beyond the year 2001. Actions taken to correct groundwater degradation, to comply with the DEP's regulations and to address waste water control are also expected to result in increased operating costs in amounts which are not now determinable but could be material.

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

	At March 31, 1997, PP&L had accrued $10 million, representing the amount PP&L can reasonably estimate it will have to spend to remediate sites involving the removal of hazardous or toxic substances including those covered by the consent order mentioned above. Future cleanup or remediation work at sites currently under review, or at sites not currently identified, may result in material additional operating costs which PP&L cannot estimate at this time. In addition, certain federal and state statutes, including Superfund and the Pennsylvania Hazardous Sites Cleanup Act, empower certain governmental agencies, such as the EPA and the DEP, to seek compensation from the responsible parties for the lost value of damaged natural resources. The EPA and the DEP may file such compensation claims against the parties, including PP&L, held responsible for cleanup of such sites. Such natural resource damage claims against PP&L could result in material additional liabilities.

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

Loan Guarantees of Affiliated Companies
	PMDC has provided a parental guarantee of a subsidiary's pro rata share of the outstanding portion of certain debt issuances of an investee. At March 31, 1997, $14 million of such loans were guaranteed by PMDC. The amount of debt guaranteed by PMDC is expected to grow to $19 million as the investee draws down the balance of its debt facility.

	In addition, Spectrum has a $1 million line of credit, which is guaranteed by PP&L Resources.

Employee Relations
	At March 31, 1997, PP&L had a total of 6,389 full-time employees. Approximately 65 percent of these employees are represented by the IBEW. The existing three-year agreement with the IBEW will expire in May 1997.
In April 1997, PP&L and the IBEW tentatively agreed to extend all provisions of the current labor agreement through May 1998. The process by which the IBEW has asked its membership to ratify this extension agreement will continue through mid-May 1997.

9.  New Accounting Standards

	In February, the FASB issued SFAS 128, Earnings Per Share, and SFAS 129, Disclosure of Information about Capital Structure, both of which are effective for financial statements issued for periods ending after December 15, 1997. The adoption of these statements is not expected to have a significant impact on PP&L Resources' or PP&L's financial statements.

        PP&L Resources, Inc. and Pennsylvania Power & Light Company

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations

	Certain statements contained in this Form 10-Q concerning expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts, are "forward-looking statements" within the meaning of the federal securities laws. Although PP&L Resources and PP&L believe that the expectations reflected in these statements are reasonable, there can be no assurance that these expectations will prove to have been correct. These forward-looking statements involve a number of risks and uncertainties, and actual results may differ materially from the results discussed in the forward-looking statements. The following are among the important factors that could cause actual results to differ materially from the forward-looking statements: state and federal regulatory treatment, especially the PUC's disposition of PP&L's April 1, 1997 restructuring filing; new state or federal legislation; national or regional economic conditions; weather variations affecting customer usage; competition in retail and wholesale power markets; the need for and effect of any business or industry restructuring; PP&L Resources' and PP&L's profitability and liquidity; new accounting requirements or new interpretations or applications of existing requirements; system conditions and operating costs; performance of new ventures; political, regulatory or economic conditions in foreign countries; exchange rates; and PP&L Resources' and PP&L's commitments and liabilities. Any such forward-looking statements should be considered in light of such important factors and in conjunction with PP&L Resources' and PP&L's other documents on file with the SEC.

	The financial condition and results of operations of PP&L are currently the principal factors affecting the financial condition and results of operations of PP&L Resources. All fluctuations, unless specifically noted, are primarily due to activities of PP&L. All nonutility operating transactions are included in "Other Income and Deductions - Net" on the PP&L Resources' Consolidated Statement of Income. This discussion should be read in conjunction with the section entitled "Review of the Financial Condition and Results of Operations of PP&L Resources, Inc. and Pennsylvania Power & Light Company" in PP&L Resources' and PP&L's Annual Report to the SEC on Form 10-K for the year ended December 31, 1996.

	Terms and abbreviations appearing in Management's Discussion and Analysis of Financial Condition and Results of Operations are explained in the glossary.


                           Results of Operations

	The following explains material changes in principal items on the Consolidated Statement of Income comparing the three months ended March 31, 1997 to the comparable period ended March 31, 1996.

	The Consolidated Statement of Income reflects the results of past operations and is not intended as any representation of the results of future operations. Future results of operations will necessarily be affected by various and diverse factors and developments. Because results for interim periods can be disproportionately influenced by various factors and developments and by seasonal variations, the results of operations for interim periods are not necessarily indicative of results or trends for the year.
Earnings
Comparison of Earnings
                                      Three Months Ended March 31,
                                             1997      1996
Earnings per share - excluding
  weather variances                          $.76      $.69
Weather impact - billed sales                (.04)      .04
Earnings per share - reported                $.72      $.73

	Earnings per share, excluding the effects of weather on billed sales, improved by $.07 for the three months ended March 31, 1997 when compared with the same period in 1996. Earnings improvement, excluding weather, was primarily due to the following:

                                            Three Months Ended
                                             March 31, 1997 vs
                                               March 31, 1996

Higher net unbilled revenues, primarily
  due to weather impacts on unbilled sales         $ .03
Reduction in earnings due to the phase-down
  of the contract with JCP&L                        (.03)
Higher PMDC earnings, primarily from SWEB            .03
Increased sales of reservation of electrical
  output to other utilities and a reduction
  in other operating costs                           .04

	The reduction in contractual bulk power sales to JCP&L and other major utilities will continue to adversely affect earnings over the next few years. PP&L has increased its efforts to sell this returning energy and capacity on the open market.
	In addition, the Customer Choice Act, enacted to restructure the state's electric utility industry to create retail access to a competitive market for generation of electricity, could have a major impact on the future financial performance of PP&L. See "PUC Restructuring Filing" for additional information.

Electric Energy Sales
	The increases (decreases) in PP&L's electric energy sales were attributable to the following:
                                       Three Months Ended
                                        March 31, 1997 vs
                                          March 31, 1996
                                        (Millions of Kwh)
Electric energy sales
  Residential                                 (367)
  Commercial                                   (64)
  Industrial                                   106
  Other (including UGI)                        (48)
     System sales                             (373)
  Sales to other utilities                     717
  PJM energy sales                            (278)

      Total                                     66

	System, or service area, sales were 9.2 billion kwh for the three months ended March 31, 1997, a decrease of 373 million KWH, or 3.9% from the three months ended March 31, 1996. The decrease was primarily due to milder than normal weather during the first quarter of 1997 as compared to 1996. If normal weather conditions had been experienced in the first quarter of both 1996 and 1997, system sales for 1997 would have increased by about 39 million kwh, or 0.4% over 1996.

	Sales to other utilities were 3.4 billion kwh in the first quarter of 1997, an increase of 717 million kwh, or 26.8% from the same period of 1996, despite a reduction in PP&L's contractual bulk power sales to JCP&L. These increases were primarily the result of an overall increased emphasis on bilateral sales to other utilities and wholesale customers on the open market.

	Sales to PJM in the first quarter of 1997 decreased by 278 million kwh, or 78.3%, from the first quarter of 1996. These lower PJM sales are primarily the result of an increase in direct sales to other utilities and wholesale customers.

PUC Restructuring Filing

	In December 1996, Pennsylvania enacted the Customer Choice Act to restructure its electric utility industry in order to create retail access to a competitive market for the generation of electricity. In accordance with that legislation, PP&L filed its restructuring plan with the PUC on April 1, 1997. The PUC is required to take action on PP&L's filing by January 1998.

	Under the Customer Choice Act, the PUC is authorized to determine the amount of PP&L's stranded costs to be recovered through a non-bypassable competitive transition charge (CTC) to be paid by all PUC-jurisdictional customers who receive transmission and distribution service from PP&L. Stranded costs are defined in the Customer Choice Act as "generation-related costs... which would have been recoverable under a regulated environment but which may not be recoverable in a competitive generation market and which the PUC determines will remain following mitigation by the electric utility."

	PP&L's restructuring plan includes a claim of $4.6 billion for stranded costs. Pursuant to the Customer Choice Act, this claim is comprised of the following categories:

	1. Net plant investments and costs attributable to existing generation plants and facilities, disposal of spent nuclear fuel, retirement costs attributable to existing generating plants and employee-related transition costs;

	2. Prudently incurred costs related to the cancellation, buyout, buydown or renegotiation of NUG contracts; and

	3. Regulatory assets and other deferred charges typically recoverable under current regulatory practice and cost obligations under PUC-approved contracts with NUGs.

	The following are the components of PP&L's stranded cost claim:



                                           Amount
     Category of Stranded Cost     (Millions of Dollars)

            Nuclear Generation(a)         $2,852
            Fossil Generation(a)             718
            NUG Contracts                    657
            Regulatory Assets                384
                                          $4,611

     (a) Includes deferred income taxes related to generation assets.

	In determining the appropriate amount of stranded cost recovery, the Customer Choice Act requires the PUC to consider the extent to which an electric utility has taken steps to mitigate stranded costs by appropriate means that are reasonable under the circumstances. Mitigation efforts undertaken over time prior to the enactment of the Customer Choice Act are to be considered of equal importance by the PUC in determining an electric utility's stranded costs as actions taken after the passage of the Customer Choice Act. In its restructuring plan, PP&L described its extensive efforts to mitigate its stranded costs, resulting in a reduction in its stranded cost claim of over $1 billion.

	The ultimate impact of the Customer Choice Act on PP&L's financial health will depend on numerous factors, including:

	1. The amount of stranded cost recovery approved by the PUC, the PUC's overall treatment of PP&L's filing and the effect of the rate cap imposed under the provisions of the Customer Choice Act;

	2.  The actual market price of electricity over the transition period;

	3.  Future sales levels; and

	4. The extent to which the regulatory framework established by the Customer Choice Act will continue to be applied.

	Under the Customer Choice Act, PP&L's rates to PUC-jurisdictional customers are capped at the level in effect on January 1, 1997 through mid-2001 for transmission and distribution services and through the year 2005 for generation customers. By applying the CTC proposed by PP&L in its restructuring plan (which is restricted by the rate cap) through the year 2005, PP&L anticipates collecting approximately $4 billion of its stranded costs. Based on these projections, the remaining $600 million would be reflected as lower cash flow to PP&L after the transition period than would have occurred with continued regulated rates.

	In this regard, it should be noted that PP&L's stranded cost claim included in the restructuring plan is based on a projection of future market prices and assumes a significant portion of PP&L's stranded costs will be recovered by way of increased market prices for electricity. This increase may or may not occur. To the extent that the market price of electricity does not increase as projected, or other projections such as future sales levels do not actually occur, PP&L could experience a greater non-recovery of stranded costs.

	If the PUC permits full recovery of PP&L's stranded costs, including full recovery of all regulatory assets and above-market NUG costs over the transition period, PP&L estimates that its net income over the transition period would be reduced by about 5%.

	However, the PUC may make adjustments to components or assumptions included in the restructuring plan that could have an adverse effect on the amount of the CTC or the categories of stranded costs that are recoverable through the CTC. As a result of these uncertainties, PP&L cannot determine whether and to what extent it may be subject to a write-off or a reduction in earnings until the PUC issues an order with respect to the restructuring plan. Based on the substantial amounts involved in the restructuring plan, should PP&L be required to incur a write-off, it could be material in amount. Accordingly, PP&L is unable to predict the ultimate effect of the Customer Choice Act or the PUC's disposition of the restructuring plan on its financial position, results of operation or its need to issue securities to meet future capital requirements.

	Finally, the Customer Choice Act permits the issuance of "transition bonds" securitized by CTC revenues to finance the payment of stranded costs. PP&L is still considering whether to seek to securitize some portion of its stranded cost claim, which would require the approval of the PUC in a qualified rate order.

	In a related matter, a Pennsylvania state senator and two consumer groups in March 1997 filed a suit in Pennsylvania Commonwealth Court challenging the constitutionality of the Customer Choice Act.

Rate Matters

	Reference is made to PP&L Resources' and PP&L's Annual Report to the SEC on Form 10-K for the year ended December 31, 1996 regarding the PUC Decision. The OCA has appealed certain aspects of the PUC Decision to the Commonwealth Court. PP&L cannot predict the final outcome of this matter.

	In January 1996, PP&L filed a request with the FERC to incorporate a change in the method of calculating depreciation under its contracts with four major electric utility customers (Atlantic, BG&E, JCP&L, and UGI).
PP&L also sought to increase the charges to those customers for nuclear decommissioning costs. This case was settled in principle with the four customers in January 1997, under terms which would have no material effect on PP&L. This settlement is currently pending before the FERC for approval.

Fuel Expense

	Fuel expense for the three months ended March 31, 1997 decreased $13
million from the comparable period in 1996.  	The decrease was primarily due
to lower generation at the Martins Creek oil/gas fired units as well as Susquehanna SES. The Martins Creek units were in lower demand in the first quarter of 1997, due to mild weather. Susquehanna's generation was down due to the planned Unit 2 refueling outage and the forced outage of Unit 1. The lower fuel costs, resulting from lower generation, were partially offset by higher fuel prices for all units.

Power Purchases

	Purchased power increased $25 million over the comparable period in 1996. The increase was primarily due to (i) greater quantities of power purchased from PJM and other utilities to meet planned and unplanned outages at Susquehanna SES, and (ii) attractive market prices for energy. The increase was partially offset by lower purchases from non-utility generating companies due to PP&L's buyout of the contract with Continental Energy Associates.

PMDC Earnings

	Other income and deductions increased by $6 million for PP&L Resources for the three months ended March 31, 1997 from the comparable period in 1996. This increase resulted primarily from a $5 million improvement in PMDC's net income. PMDC's earnings for the quarter ended March 31, 1997 are higher than the quarter ended March 31, 1996, largely due to the acquisition of an interest in SWEB in July 1996.



                            Financial Condition


Financing Activities

	The following financings have occurred to date in 1997:

	o	From January through April 1997, PP&L Resources obtained $33 million from sales of common stock through the DRIP.

	o	On April 1, 1997, PP&L redeemed $210 million principal amount of four series of first mortgage bonds.

	o	PP&L Resources obtained 79.02% of the outstanding preferred stock of PP&L pursuant to a tender offer conducted in March and April.

	o	To provide financing for a portion of this tender offer, PP&L issued preferred securities through a Delaware statutory business trust, PP&L Capital Trust. Specifically, in April 1997, PP&L arranged for the Trust to issue $100 million of Trust Originated
Preferred Securities to the public at $25 per share, to provide investors with a yield of 8.20%. These Preferred Securities were backed by Subordinated Debentures issued by PP&L to the Trust.

	Refer to Financial Note 7 for additional information.

Financing and Liquidity

	The change in cash and cash equivalents for the three months ended March 31, 1997 decreased $31 million for PP&L Resources from the comparable period in 1996. This reflects an $18 million decrease in cash provided by operating activities. This decrease was also due to a $67 million increase in cash used in financing activities partially offset by a $54 million decrease in cash used in investing activities. The increase in cash used in financing activities was due to funds made available for the retirement of $210 million of long-term debt in 1997 partially offset by a $143 million increase in short-term debt in 1997 from 1996. The decrease in cash used in investing activities was due to several subsidiaries liquidating long-term investments to make funds more readily available for future investing activities.

	PP&L's projected internally generated funds would be sufficient to permit PP&L to retire about $550 million of its long-term debt during 1998-2001.

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

	As of March 31, 1997, PMDC had investments and commitments in the amount of approximately $370 million in distribution, transmission and generation facilities in the United Kingdom, Bolivia, Peru, Argentina, Spain, Portugal and Chile. PMDC's principal investment to date is its 25 percent interest in SWEB, a British regional electric utility company, for approximately $189 million.

	PMDC has executed a Share Purchase Agreement pursuant to which PMDC will purchase a 25.05 percent interest in Emel for approximately $120 million. Emel is a Chilean holding company that has majority interests in six electric distribution companies located in Chile and Bolivia. Emel's electric distribution company holdings make it the third largest distributor of electricity in Chile and the second largest in Bolivia, serving a total of 535,000 customers in those countries. Contemporaneously with financial closing, which is anticipated to occur in August 1997, PMDC will enter into a shareholders' agreement that will enable PMDC and another major shareholder, Las Espigas Group, to control the action taken with respect to matters brought before Emel's board of directors. Financial closing remains subject to certain regulatory and third party approvals, and the outcome of a thirty-day "pre-emptive rights" period during which Emel's existing shareholders will be entitled to purchase the shares in Emel that PMDC intends to acquire. The $120 million purchase price is included in the $370 million of investments and commitments discussed above.

	PP&L Resources' other unregulated subsidiary, Spectrum, offers energy-related products and services to PP&L's existing customers and to others outside of PP&L's service territory. Other subsidiaries may be formed by PP&L Resources to take advantage of new business opportunities.

Commitments and Contingent Liabilities

	There have been no material changes related to PP&L Resources' or PP&L's commitments and contingent liabilities since the companies filed their joint 1996 Form 10-K, except for the discussions in Financial Note 8 -- "Commitments and Contingent Liabilities" regarding loan guarantees of affiliated companies and source of labor supply.

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



	Pennsylvania Activities

	Reference is made to "PUC Restructuring Filing" for a discussion of PP&L's April 1, 1997 filing pursuant to the Customer Choice Act.

	In response to a July 1996 PUC Report on achieving retail competition in Pennsylvania, PP&L in October 1996 voluntarily filed for PUC approval of a retail access pilot program. In January 1997, the PUC issued final guidelines for pilot programs. Those guidelines required each major electric utility in Pennsylvania to file a proposed pilot program in accordance with the guidelines by March 1, 1997.

	On February 28, 1997, PP&L submitted a revised retail access pilot program in accordance with the applicable provisions of the Customer Choice Act and the PUC's guidelines. Under its pilot program, approximately 54,000 PP&L residential, commercial and industrial customers -- representing about 5% of PP&L's average annual peak load -- will have an opportunity to purchase energy and capacity from alternative suppliers. PP&L will provide all transmission and distribution, customer service and back-up energy supply services to participating customers. Only those alternative suppliers licensed by the PUC and in compliance with the state tax obligations set forth in the Customer Choice Act may participate in the pilot programs.

	On May 9, 1997, the PUC issued an order approving and revising PP&L's proposed pilot program. Comments regarding the PUC's proposed revisions must be filed by May 22, 1997. PP&L currently is reviewing this order and plans to file comments. The PUC is expected to conduct hearings on this matter.

	In addition, in April 1997 PP&L filed an application with the PUC for a license to act as an electric generation supplier. Approval of this application will permit PP&L to participate in the various retail access pilot programs of other Pennsylvania utilities presently under review by the PUC.

	Federal Activities

	Legislation has been introduced in the U.S. Congress that would give all retail customers the right to choose among competitive suppliers of electricity as early as 2000.

	In addition, in April 1996 the FERC adopted rules on competition in the wholesale electricity market primarily dealing with open access to transmission lines, recovery of stranded costs, and information systems for displaying available transmission capability (FERC Orders 888 and 889). These rules required all electric utilities to file open access transmission tariffs by July 9, 1996. The tariffs had to offer point-to-point and network services, as well as ancillary services. A utility had to offer these services to all eligible wholesale customers on a basis comparable to the services the utility provides to itself. A utility must take service under its open access transmission tariff for its own wholesale sales and purchases. The rules do not abrogate existing transmission agreements.

	The rules also provide that utilities are entitled to recover from their wholesale customers all "legitimate, verifiable, prudently incurred stranded costs." The FERC has provided recovery mechanisms for wholesale stranded costs, including stranded costs resulting from municipalization. Wholesale contracts signed after July 11, 1994 must contain explicit provisions addressing recovery of stranded costs. For contracts signed before that date, a utility may seek recovery if it can show that it had a reasonable expectation of continuing to serve the customer after the contract term.

	The rules further required that power pools file pool-wide open access transmission tariffs and modified bilateral coordination agreements reflecting the removal of discriminatory provisions by December 31, 1996 and implement such tariffs and agreements by March 1, 1997. In addition, utilities had to separate their transmission and power marketing functions, and implement an electronic bulletin board for transmission capacity information by January 3, 1997. Finally, utilities were required to "unbundle", or separately state, the transmission charges contained within certain tariffs and bilateral coordination sales agreements.

	In July 1996, PP&L filed the open access transmission tariff required by FERC Order 888. Under the new FERC rules, that tariff became effective on July 9, 1996, subject to refund. The non-rate terms and conditions of that tariff have been accepted by FERC. Several parties moved to intervene and protested the new rates, and the FERC has not issued an order concerning these rates.

	In addition, PP&L has made filings to unbundle its tariffs and certain of its bilateral coordination sales agreements, which have been accepted by the FERC. PP&L plans to file to unbundle certain other agreements in the near future. Finally, PP&L has requested FERC approval to cancel certain agreements which duplicate the terms and conditions now contained in PP&L's open access transmission tariff.

	Under the new rules, 16 small utilities which have power supply agreements with PP&L signed before July 11, 1994, requested and were provided with PP&L's current estimate of its stranded costs applicable to these customers if they were to terminate their agreements in 1999. Based upon a formula set forth in FERC Order 888 and applicable only to wholesale customers, and based upon data unique to the agreements between PP&L and these customers, PP&L estimated that the stranded costs associated with service to these wholesale customers would be approximately $125 million. As a result of a protest by these parties against such recovery, hearings are currently being conducted regarding PP&L's right to recover these stranded costs.

	In July 1996, all of the PJM companies, except PECO, submitted a comprehensive filing for FERC approval of changes to the PJM to accommodate greater competition and broader participation. The filing would have (i) established pool-wide transmission service tariffs to provide comparable, open-access service for all wholesale transactions throughout PJM; (ii) established a price-based bidding system, with the resulting regional energy market open to all wholesale buyers and sellers of power; (iii) created a not-for-profit corporate entity in the form of an ISO responsible for impartial daily management and administration of the energy market and the transmission system; and (iv) developed an enhanced pool-wide planning function to be administered by the ISO. In August 1996, PECO filed a separate PJM restructuring proposal with the FERC, which differed significantly in several areas from the other companies' filing.

	In November 1996, the FERC rejected both proposals for restructuring the PJM. The FERC ordered the PJM companies to file a pool-wide tariff and modified coordination agreements reflecting the removal of provisions which the FERC considered discriminatory against non-PJM members. In December 1996, all members of PJM submitted an interim compliance filing with the FERC, which proposed a pool-wide pro forma transmission tariff and a revised interconnection agreement and transmission owners agreement designed to accommodate open, non-discriminatory participation in the pool. The PJM companies currently are working with multiple stakeholders to develop a consensus package for the comprehensive restructuring of the PJM, which is expected to be filed with the FERC in May 1997.

                          PP&L RESOURCES, INC. AND
            PENNSYLVANIA POWER & LIGHT COMPANY AND SUBSIDIARIES

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

	Reference is made to Notes to Financial Statements for information concerning rate matters.

	Reference is made to PP&L's 1996 Form 10-K for information concerning a federal antitrust suit against PP&L by a group of fuel oil dealers in PP&L's service area. This suit has now been settled on terms which do not have a material effect on PP&L.

	Reference is made to PP&L's 1996 Form 10-K for information concerning a federal antitrust suit by SER, one of the non-utility generating companies from which PP&L purchases power under PURPA, against PP&L in the District Court for alleged improper curtailment of power purchases under the power purchase agreement between the parties. In May 1997, the U.S. Court of Appeals for the Third Circuit affirmed the District Court's dismissal of this suit.

Item 6.  Exhibits and Reports on Form 8-K

	(a)  Exhibits

	     27 - Financial Data Schedule

	(b)  Reports on Form 8-K

	     Report dated March 3, 1997

	     Item 5.  Other Events

	     Information regarding PP&L Resources' tender offer for any and all of the outstanding 4-1/2% Preferred Stock and Series Preferred
Stock of PP&L.

Glossary of Terms and Abbreviations

Atlantic - Atlantic City Electric Company

BG&E - Baltimore Gas & Electric Company

Clean Air Act (Federal Clean Air Act Amendments of 1990) - legislation passed by Congress to address environmental issues including acid rain, ozone and toxic air emissions

CTC - Competitive transition charge

Customer Choice Act - Electricity Generation Customer Choice and
Competition Act

DEP - Pennsylvania Department of Environmental Protection

District Court - United States District Court for the Eastern District of Pennsylvania

DRIP (Dividend Reinvestment Plan) - program available to shareowners of PP&L Resources' common stock and PP&L preferred stock to reinvest dividends in PP&L Resources' common stock instead of receiving dividend checks

EMEL - Empresas Emel, S.A., a Chilean electric distribution holding company

EPA - Environmental Protection Agency

FASB (Financial Accounting Standards Board) - a rulemaking organization that establishes financial accounting and reporting standards

FGD - Flue gas desulfurization equipment installed at coal-fired power plants to reduce sulfur dioxide emissions

FERC (Federal Energy Regulatory Commission) - government agency that regulates interstate transmission and sale of electricity and related matters

IBEW - International Brotherhood of Electrical Workers

ISO - Independent System Operator

JCP&L - Jersey Central Power & Light Company

LIBOR - London Inter-Bank Offered Rate

Major utilities - Atlantic, BG&E and JCP&L

NPDES - National Pollutant Discharge Elimination System

NUG (Non-Utility Generator) - generating plant not owned by regulated utilities. If the NUG meets certain criteria, its electrical output must be purchased by public utilities as required by PURPA.

OCA - Pennsylvania Office of Consumer Advocate

PCB (Polychlorinated Biphenyl) - additive to oil used in certain electrical equipment up to the late 1970s. Now classified as a hazardous chemical.

PECO - PECO Energy Company

PJM (Pennsylvania - New Jersey - Maryland Interconnection Association) - Mid-Atlantic power pool consisting of 11 operating electric utilities, including PP&L

PMDC (Power Markets Development Company) - PP&L Resources' unregulated subsidiary formed to invest in and develop world-wide power markets

PP&L - Pennsylvania Power & Light Company

PP&L Resources (PP&L Resources, Inc.) - parent holding company of PP&L, PMDC and Spectrum

PUC (Pennsylvania Public Utility Commission) - agency that regulates certain ratemaking, accounting, and operations of Pennsylvania utilities

PUC Decision - final order issued by the PUC on September 27, 1995 pertaining to PP&L's base rate case filed in December 1994

PURPA (Public Utility Regulatory Policies Act of 1978) - legislation passed by Congress to encourage energy conservation, efficient use of resources, and equitable rates

SEC - Securities and Exchange Commission

SER - Schuylkill Energy Resources, Inc.

SFAS (Statement of Financial Accounting Standards) - accounting and financial reporting rules issued by the FASB

Small utilities - utilities subject to FERC jurisdiction whose billings include base rate charges and a supplemental charge or credit for fuel costs over or under the levels included in base rates

Spectrum (Spectrum Energy Services Corporation) - PP&L Resources' unregulated subsidiary formed to offer energy related products and services

Superfund - Federal and state legislation that addresses remediation of contaminated sites

SWEB - South Western Electricity plc, a British regional electric utility company

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


                                    PP&L Resources, Inc.
                                        (Registrant)

                              Pennsylvania Power & Light Company
                                        (Registrant)





Date:  May 14, 1997                 /s/ R. E. Hill
                                        R. E. Hill
                                Senior Vice President-Financial
                                   (PP&L Resources, Inc. and
                              Pennsylvania Power & Light Company)



                                     /s/ J. J. McCabe
                                         J. J. McCabe
                               Vice President & Controller (PP&L
                                 Resources, Inc. and Pennsylvania
                                 Power & Light Company)