Form 10-Q
period 1997-09-30
PP&L RESOURCES INC
filed 1997-11-10
CIK 922224

                                United States
                     Securities and Exchange Commission
                            Washington, DC   20549


                                   Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the quarterly period ended   September 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period from                    to


Commission File    Registrant; State of Incorporation;   IRS Employer
     Number        Address; and Telephone No.            Identification No.


     1-11459       PP&L Resources, Inc.                    23-2758192
                   (Pennsylvania)
                   Two North Ninth Street
                   Allentown, PA  18101
                   (610) 774-5151

      1-905        PP&L, Inc.                              23-0959590
                   (Pennsylvania)
                   Two North Ninth Street
                   Allentown, PA  18101
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


PP&L, Inc.            Yes     X           No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

PP&L Resources, Inc.                  Common stock, $.01 par value,
                                      165,873,877 shares outstanding at
                                      October 31, 1997
PP&L, Inc.                            Common stock, no par value,
                                      157,300,382, shares outstanding and
                                      all held by PP&L Resources, Inc. at
                                      October 31, 1997

                              PP&L RESOURCES, INC.
                                       AND
                                   PP&L, INC.




                                     FORM 10-Q
                       FOR THE QUARTER ENDED SEPTEMBER 30, 1997


                                       INDEX


PART I.  FINANCIAL INFORMATION

   Item 1. Financial Statements

           PP&L Resources, Inc.

               Consolidated Statement of Income

               Consolidated Statement of Cash Flows

               Consolidated Balance Sheet

           PP&L, Inc.

               Consolidated Statement of Income

               Consolidated Statement of Cash Flows

               Consolidated Balance Sheet

           Notes to Financial Statements
               PP&L Resources, Inc. and PP&L, Inc.


   Item 2. Management's Discussion and Analysis of
	           Financial Condition and Results of Operations
               PP&L Resources, Inc. and PP&L, Inc.

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings

         Item 6. Exhibits and Reports on Form 8-K

GLOSSARY OF TERMS AND ABBREVIATIONS

SIGNATURES

PP&L RESOURCES, INC. AND SUBSIDIARIES
PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements

     In the opinion of PP&L Resources, the unaudited financial statements included herein reflect all adjustments necessary to present fairly the Consolidated Balance Sheet as of September 30,
1997 and December 31, 1996, and the Consolidated Statement of Income and Consolidated Statement of Cash
Flows for the periods ended September 30, 1997 and 1996.  PP&L Resources is the parent holding company of PP&L, PP&L Global, and PP&L Spectrum.  PP&L constitutes substantially all of PP&L Resources' assets, revenues and earnings.  All nonutility operating transactions are included in "Other Income and
(Deductions)" in PP&L Resources' Consolidated Statement of Income.

CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
(Millions of Dollars, except per share data)

                                                  Three Months       Nine Months
                                                  Ended September 30,Ended September 30,
                                                    1997     1996      1997     1996

Operating Revenues  ..............................   $778     $715    $2,250   $2,173

Operating Expenses
   Operation
      Fuel........................................    134      124       350      349
      Power purchases.............................    138       84       358      249
      Other.......................................    125      138       363      387
   Maintenance....................................     46       40       130      136
   Depreciation (including amortized depreciation)     94       91       279      272
   Income taxes...................................     58       52       192      193
   Taxes, other than income.......................     50       50       156      156
                                                      645      579     1,828    1,742
Operating Income .................................    133      136       422      431

Other Income and (Deductions)
   Other - net....................................      3        6        15       10
   Income taxes...................................      5                  6
   Windfall profits tax - PP&L Global.............    (40)               (40)
                                                      (32)       6       (19)      10

Income Before Interest Charges and Dividends on
   Preferred Stock................................    101      142       403      441

Interest Charges
   Long-term debt.................................     48       52       147      155
   Short-term debt and other......................      5        4        16        9
                                                       53       56       163      164

Preferred Stock Dividend Requirements.............      6        7        17       21
Net Income........................................    $42      $79      $223     $256

Earnings Per Share of Common Stock (a)............  $0.25    $0.49     $1.36    $1.60

Average Number of Shares Outstanding (thousands)..164,961  161,360   164,110  160,650

Dividends Declared Per Share of Common Stock......$0.4175  $0.4175   $1.2525  $1.2525

(a) Based on average number of shares outstanding.

See accompanying Notes to Financial Statements.

PP&L RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(Millions of Dollars)
                                                                      Nine Months
                                                                      Ended September 30,
                                                                          1997         1996
Net Cash Provided by Operating Activities....................                $579          $632

Cash Flows From Investing Activities
 Property, plant and equipment expenditures..................                (200)         (250)
 Purchases of available-for-sale securities...........................        (61)         (405)
 Sales and maturities of available-for-sale securities................        100           392
 Investment in electric energy projects ..............................       (149)         (203)
 Purchases and sales of other financial investments - net.............         76
 Other investing activities - net............................                  23            45
       Net cash used in investing activities..........................       (211)         (421)

Cash Flows From Financing Activities
 Issuance of long-term debt..................................                  10           116
 Issuance of common stock.............................................         53            53
 Issuance of Company-obligated mandatorily redeemable
   securities of subsidiary holding solely parent debentures .........        250
 Retirement of long-term debt................................                (210)         (145)
 Purchase of subsidiary's preferred stock (net of premium
   and associated costs)..............................................       (369)
 Payments on capital lease obligations.......................                 (50)          (63)
 Common and preferred dividends paid..................................       (223)         (221)
 Net increase in short-term debt......................................        139           130
 Other financing activities - net ....................................        (20)           (1)
       Net cash used in financing activities..........................       (420)         (131)

Net Increase (Decrease) In Cash and Cash Equivalents ........                 (52)           80
Cash and Cash Equivalents at Beginning of Period .....................        101            20
Cash and Cash Equivalents at End of Period ...........................        $49          $100

Supplemental Disclosures of Cash Flow Information
 Cash paid during the period for:
  Interest (net of amount capitalized)................................       $152          $156
  Income taxes........................................................       $194          $224

See accompanying Notes to Financial Statements.

PP&L RESOURCES,INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Millions of Dollars)
                                                                 September 30,December 31,
                                                                     1997         1996
                                                                  (Unaudited)   (Audited)
                             ASSETS
Property, Plant and Equipment
   Electric utility plant in service - at original cost.               $9,949       $9,824
     Accumulated depreciation ...................................      (3,502)      (3,337)
                                                                        6,447        6,487
   Construction work in progress - at cost.......................         163          172
   Nuclear fuel owned and leased - net of amortization ..........         146          170
   Other leased property - net of amortization ...............................          76

     Electric utility plant - net................................       6,756        6,905
   Other property - (net of depreciation, amortization
     and depletion 1997, $57; 1996, $54).........................          54           55
                                                                        6,810        6,960
Investments
   Investment in and advances to electric energy
     projects - at equity ..............................                  357          224
   Affiliated companies - at equity .............................          17           17
   Nuclear plant decommissioning trust fund .....................         156          128
   Financial investments.........................................          49          133
   Other - at cost or less ......................................          11           18
                                                                          590          520
Current Assets
   Cash and cash equivalents ...........................                   49          101
   Current financial investments ................................          32           73
   Accounts receivable (less reserve:  1997, $17; 1996, $25)
       Customers ................................................         182          196
       Other.....................................................          29           19
   Unbilled revenues.............................................          72           85
   Fuel, materials and supplies - at average cost................         200          201
   Deferred income taxes ........................................          24           21
   Other.........................................................          69           53
                                                                          657          749

Regulatory Assets and Other Noncurrent Assets ..........                1,428        1,407



                                                                       $9,485       $9,636

See accompanying Notes to Financial Statements.

PP&L RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Millions of Dollars)
                                                           September 30, December 31,
                                                               1997          1996
                                                            (Unaudited)    (Audited)
                       LIABILITIES
Capitalization
  Common equity
    Common stock ..........................................          $2            $2
    Capital in excess of par value  .......................       1,646         1,596
    Earnings reinvested....................................       1,160         1,143
    Capital stock expense and other .......................         (18)            4
                                                                  2,790         2,745
  Preferred stock
    With sinking fund requirements ........................          47           295
    Without sinking fund requirements .....................          50           171
  Company-obligated mandatorily redeemable securities
    of subsidiary holding solely parent debentures ........         250
  Long-term debt .........................................        2,482         2,802
                                                                  5,619         6,013

Current Liabilities
  Commercial paper .......................................           93
  Bank loans .............................................          190           144
  Long-term debt due within one year ......................         150            30
  Capital lease obligations due within one year ...........          58            81
  Accounts payable ........................................         102           133
  Taxes accrued .........................................................          19
  Interest accrued ........................................          63            61
  Dividends payable .......................................          76            75
  Other ...................................................         114            78
                                                                    846           621

Deferred Credits and Other Noncurrent Liabilities
  Deferred investment tax credits  .......................          202           209
  Deferred income taxes ...................................       2,035         2,052
  Capital lease obligations ...............................          94           166
  Other ...................................................         689           575
                                                                  3,020         3,002




                                                                 $9,485        $9,636


See accompanying Notes to Financial Statements.

PP&L, INC. AND SUBSIDIARIES

     In the opinion of PP&L, the unaudited financial statements included herein reflect all adjustments necessary to present fairly the Consolidated Balance Sheet as of September 30, 1997
and December 31, 1996, and the Consolidated Statement of Income and Consolidated Statement
of Cash Flows for the periods ended September 30, 1997 and 1996.  All nonutility operating transactions are included in "Other Income and (Deductions)" in PP&L's Consolidated Statement
of Income.


CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
(Millions of Dollars)

                                                  Three Months       Nine Months
                                                  Ended September 30,Ended September 30,
                                                    1997     1996      1997     1996

Operating Revenues  ..............................   $778     $715    $2,250   $2,173

Operating Expenses
   Operation
      Fuel........................................    134      124       350      349
      Power purchases.............................    138       84       358      249
      Other.......................................    125      138       363      387
   Maintenance....................................     46       40       130      136
   Depreciation (including amortized depreciation)     94       91       279      272
   Income taxes...................................     58       52       192      193
   Taxes, other than income.......................     50       50       156      156
                                                      645      579     1,828    1,742
Operating Income .................................    133      136       422      431

Other Income and (Deductions).....................     (1)       3         6        9

Income Before Interest Charges....................    132      139       428      440

Interest Charges
   Long-term debt.................................     48       52       147      155
   Short-term debt and other......................      3        1        10        5
                                                       51       53       157      160
Net Income........................................     81       86       271      280

Dividends on Preferred Stock......................     12        7        28       21
Earnings Available to PP&L Resources .............    $69      $79      $243     $259

See accompanying Notes to Financial Statements.

PP&L, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(Millions of Dollars)
                                                                                 Nine Months
                                                                                Ended September 30,
                                                                                     1997           1996
Net Cash Provided by Operating Activities.....................                           $576             $634

Cash Flows From Investing Activities
  Property, plant and equipment expenditures..................                           (200)            (250)
  Purchases of available-for-sale securities ...................................          (61)             (84)
  Sales and maturities of available-for-sale securities ........................           78               87
  Purchases and sales of other financial investments - net......................           76
  Loan to parent..............................................                           (375)
  Other investing activities - net ...........................                             22               45
        Net cash used in investing activities...................................         (460)            (202)

Cash Flows From Financing Activities
  Issuance of long-term debt..................................                             10              116
  Issuance of Company-obligated mandatorily redeemable
    securities of subsidiary holding solely parent debentures ..................          250
  Retirement of long-term debt................................                           (210)            (145)
  Payments on capital lease obligations.........................................          (50)             (63)
  Common and preferred dividends paid...........................................         (264)            (221)
  Net increase (decrease) in short-term debt....................................           84              (59)
  Other financing activities - net .............................................           (9)              21
        Net cash provided by (used in) financing activities.....................         (189)            (351)

Net Increase (Decrease) in Cash and Cash Equivalents..........                            (73)              81
Cash and Cash Equivalents at Beginning of Period................................           95               15
Cash and Cash Equivalents at End of Period......................................          $22              $96

Supplemental Disclosures of Cash Flow Information
  Cash paid during the period for
    Interest (net of amount capitalized)........................................         $145             $156
    Income taxes................................................................         $197             $226

See accompanying Notes to Financial Statements.

PP&L, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Millions of Dollars)
                                                                  September 30,  December 31,
                                                                      1997           1996
                                                                   (Unaudited)    (Audited)
                             ASSETS
Property, Plant and Equipment
  Electric utility plant in service - at original cost..                $9,949        $9,824
    Accumulated depreciation .....................................      (3,502)       (3,337)
                                                                         6,447         6,487

  Construction work in progress - at cost ........................         163           172
  Nuclear fuel owned and leased - net of amortization ............         146           170
  Other leased property - net of amortization ...................................         76

   Electric utility plant - net ..................................       6,756         6,905
  Other property - (net of depreciation, amortization
    and depletion 1997, $57; 1996, $54) ..........................          54            55
                                                                         6,810         6,960

Investments
  Affiliated companies - at equity .....................                    17            17
  Nuclear plant decommissioning trust fund .......................         156           128
  Loan to parent..................................................         375
  Financial investments ................................                    49           133
  Other - at cost or less ........................................          11            10
                                                                           608           288

Current Assets
  Cash and cash equivalents ............................                    22            95
  Current financial investments ..................................          32            51
  Accounts receivable (less reserve:  1997, $17; 1996, $25)
    Customers ....................................................         182           196
    Other ........................................................          34            14
  Unbilled revenues...............................................          72            85
  Fuel, materials and supplies - at average cost .................         200           201
  Deferred income taxes ..........................................          25            21
  Other ..........................................................          68            53
                                                                           635           716

Regulatory Assets and Other Noncurrent Assets ..........                 1,428         1,407

                                                                        $9,481        $9,371




See accompanying Notes to Financial Statements.

PP&L, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Millions of Dollars)
                                                           September 30, December 31,
                                                               1997          1996
                                                            (Unaudited)   (Audited)
                        LIABILITIES
Capitalization
  Common equity
    Common stock ..........................................      $1,476       $1,476
    Additional paid-in capital ............................          57           57
    Earnings reinvested ...................................       1,095        1,094
    Capital stock expense and other  ......................         (18)         (10)
                                                                  2,610        2,617
  Preferred stock
    With sinking fund requirements ........................         295          295
    Without sinking fund requirements .....................         171          171
  Company-obligated mandatorily redeemable securities
    of subsidiary holding solely parent debentures ........         250
  Long-term debt ..........................................       2,482        2,802
                                                                  5,808        5,885

Current Liabilities
  Commercial paper ........................................          93
  Bank loans ..............................................                       10
  Long-term debt due within one year ......................         150           30
  Capital lease obligations due within one year ...........          58           81
  Accounts payable ........................................         102          132
  Taxes accrued ...........................................           1           21
  Interest accrued ........................................          62           60
  Dividends payable .......................................          82           75
  Other ...................................................         113           78
                                                                    661          487

Deferred Credits and Other Noncurrent Liabilities
  Deferred investment tax credits .........................         202          209
  Deferred income taxes ...................................       2,028        2,050
  Capital lease obligations  ..............................          94          166
  Other ...................................................         688          574
                                                                  3,012        2,999

Commitments and Contingent Liabilities ....................

                                                                 $9,481       $9,371





See accompanying Notes to Financial Statements.

                    PP&L Resources, Inc. and PP&L, Inc.
                       Notes to Financial Statements


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

	Certain amounts in the prior period financial statements have been reclassified to conform to the presentation in the September 30, 1997 financial statements.

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

	PP&L's restructuring plan includes a claim of $4.5 billion for stranded costs. Pursuant to the Customer Choice Act, this claim is comprised of the following categories:

	1. Net plant investments and costs attributable to existing generation plants and facilities, costs of power purchases, disposal costs of spent nuclear fuel, retirement costs attributable to existing generating plants and employee-related transition costs;

	2. Prudently incurred costs related to the cancellation, buyout, buydown or renegotiation of NUG contracts; and

	3. Regulatory assets and other deferred charges typically recoverable under current regulatory practice and cost obligations under PUC-approved contracts with NUGs.

	The following are the components of PP&L's stranded cost claim as presented in the evidentiary record of the proceeding:

                                           Amount
     Category of Stranded Cost     (Millions of Dollars)

            Nuclear Generation(a)         $2,825
            Fossil Generation(a)             670
            NUG Contracts                    651
            Regulatory Assets                354
                                          $4,500

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

	Numerous parties have intervened in PP&L's restructuring proceeding. In this regard, the PUC's OTS recommends that PP&L be permitted to recover $3.2 billion of its stranded costs; the PP&L Industrial Customer Alliance recommends recovery of $661 million; and the OCA recommends recovery of $1.1 billion. Under Pennsylvania law, in proceedings before the PUC, the OCA and the OTS have advocacy roles. Testimony filed by the OCA and OTS carries no more weight than testimony filed by any other party in the proceeding.

	Evidentiary hearings in this matter were held in late-August. On September 12, 1997, the PUC extended the schedule for this proceeding by 30 days to allow time for the parties to engage in settlement discussions. On October 23, 1997, the PUC further extended the procedural schedule by 45 days for continued settlement discussions. If the parties reach a settlement of this proceeding, the settlement agreement will be filed with the PUC; the PUC could accept, reject or modify that settlement in its final order. If no settlement is reached, then the proceeding will continue pursuant to the established schedule under which the PUC's final order currently is due by March 26. PP&L cannot predict the outcome of the ongoing settlement discussions or the ultimate outcome of this proceeding.

	The ultimate impact of the Customer Choice Act on PP&L's financial health will depend on numerous factors, including:

	1. The PUC's final order in the restructuring proceeding -- either on a proposed settlement by the parties or as a result of a fully-litigated proceeding -- including the amount of stranded cost recovery approved by the PUC and the PUC's disposition of other issues raised;

	2. The effect of the rate cap imposed under the provisions of the Customer Choice Act;

	3.  The actual market price of electricity over the transition period;

	4.  Future sales levels; and

	5. The extent to which the regulatory framework established by the Customer Choice Act will continue to be applied.

	Under the Customer Choice Act, PP&L's rates to PUC-jurisdictional customers are capped at the level in effect on January 1, 1997 through mid-2001 for transmission and distribution services and through the year 2005 for generation services to customers who do not choose an alternative supplier. Applying the CTC proposed in its restructuring plan (which is restricted by the rate cap) through the year 2005, it is estimated that PP&L would collect approximately $4 billion of its stranded costs. The remaining $500 million would be reflected as lower cash flow to PP&L after the transition period than would have occurred with continued regulated rates.

	In this regard, it should be noted that PP&L's stranded cost claim included in the restructuring plan is based on a projection of future market prices and assumes a significant portion of PP&L's stranded costs will be recovered by way of increased market prices for electricity. This increase may or may not occur. To the extent that the market price of electricity does not increase as projected, or other projections do not actually occur, PP&L could experience a lower recovery of stranded costs.

	If the PUC's final order in the restructuring proceeding were to permit full recovery of PP&L's stranded costs, including full recovery of all regulatory assets and above-market NUG costs over the transition period, PP&L estimates that its net income over the transition period would be reduced by about 5% of projected net income.

	However, the PUC's final order -- either on a proposed settlement by the parties or as a result of a fully-litigated proceeding -- may result in changes to components or assumptions in PP&L's restructuring plan that could have an adverse effect on the amount of the CTC, the amount of stranded costs that are recoverable through the CTC or the overall amount of revenues to be collected from customers. As a result of these uncertainties, PP&L cannot determine whether and to what extent it may be subject to a write-off or a reduction in earnings with respect to the restructuring proceeding. Based on the substantial amounts involved in the restructuring proceeding, should PP&L incur such a write-off or reduction in earnings, either one could be material in amount. Accordingly, PP&L is unable to predict the ultimate effect of the Customer Choice Act or the PUC's final order in the restructuring proceeding on its financial position, results of operation, future rate levels or its need or ability to issue securities to meet future capital requirements.

	The Customer Choice Act permits the issuance of "transition bonds" securitized by CTC revenues to finance the payment of stranded costs. PP&L is considering whether to seek to securitize some portion of its stranded cost claim, which would require the approval of the PUC in a qualified rate order.

	Certain parties have brought actions in Pennsylvania Commonwealth Court challenging the constitutionality of the Customer Choice Act. PP&L has intervened in these proceedings in support of the Customer Choice Act.

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

	The FASB's Emerging Issues Task Force (EITF) has addressed the appropriateness of the continued application of SFAS 71 by utilities in states that have enacted restructuring legislation similar to the Customer Choice Act. The EITF has concluded that utilities should discontinue application of SFAS 71 for the generation portion of their business when a deregulation plan is in place and its terms are known, which for PP&L will be upon the issuance of the PUC's restructuring order expected to be no later than early-1998. One of the EITF's key conclusions is that utilities should continue to carry some or all of their regulatory assets and liabilities that originated in the generation portion of the business if the regulatory cash flows to realize and settle them will be derived from the regulated portion of the business (e.g., transmission and distribution). In addition, costs or obligations of the generation portion of the business that are incurred after application of SFAS 71 ceases and that are covered by the regulated cash flows for the portion of the business that remains regulated on a cost of service basis would also meet the criteria to be considered regulatory assets or liabilities.

	Given the current regulatory environment, PP&L's electric transmission and distribution businesses are expected to remain regulated on a cost-of-service basis and, as a result, the provisions of SFAS 71 should continue to apply to those businesses. The impact of the discontinuance of application of SFAS 71 to the generation portion of PP&L's business will depend to a large degree on the outcome of the restructuring proceeding currently pending before the PUC. See Financial Note 2 for a discussion of the potential financial impacts of that proceeding.

4.  Rate Matters

Appeal of Base Rate Case

	Reference is made to PP&L Resources' and PP&L's Annual Report to the SEC on Form 10-K for the year ended December 31, 1996, regarding the PUC Decision. The OCA appealed three issues from the PUC Decision to the Pennsylvania Commonwealth Court. In May 1997, the Commonwealth Court issued its opinion on the OCA's appeal.

	The first issue was the recovery of deferrals under SFAS 106. PP&L had requested recovery of $27 million of increased costs for post-retirement benefits caused by the change to accrual accounting of those costs under SFAS 106. The PUC had allowed this recovery, and the Commonwealth Court upheld the PUC's decision. In June 1997, the OCA filed a petition for allowance of appeal with the Pennsylvania Supreme Court requesting review of the Commonwealth Court's decision with respect to SFAS 106. The Supreme Court has denied the OCA's request for review, and the Commonwealth Court's decision is now final.

	The second issue was the recovery of $19 million of carrying charges and operating expenses incurred from the date of commercial operation of Susquehanna Unit 2 until the plant was recognized in rates. PP&L had requested recovery of those costs to be amortized over ten years. The PUC had allowed this recovery, and the Commonwealth Court upheld the PUC's decision.

	The third issue was the recovery of Gross Receipts Tax (GRT) on uncollectible revenues. PP&L had requested an allowance for GRT on the full amount of revenue approved by the PUC, while the OCA had proposed a $745,000 adjustment to disallow GRT on revenues that PP&L will not be able to collect. The PUC had rejected the OCA's proposed adjustment. The Commonwealth Court reversed the PUC decision and remanded that issue to the PUC for recalculation of the allowance.

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

5.  Sales to Other Major Electric Utilities

	In March 1997, PP&L began sales of installed capacity credits of up to 225,000 kW through December 1998 to GPU and Atlantic Electric. Prices for these sales reflect market conditions.

	In May 1997, PP&L reached an agreement with Delmarva Power & Light Company and Old Dominion Electric Cooperative for PP&L and Delmarva to jointly provide Old Dominion with 60,000 kW of capacity to serve portions of Old Dominion's load from 1998 through 2003. Prices for this capacity reflect market conditions. FERC acceptance of this agreement is pending.

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

	In October 1997, PP&L made an application to the United States Department of Energy for an export license to sell capacity and/or energy to electric utilities in Canada. If this application is granted, PP&L will be able to sell either its own capacity and energy not required to serve domestic obligations or power purchased from other utilities.

6.  Financial Instruments

	Financial investments decreased by $125 million from December 31, 1996 to September 30, 1997, largely due to the liquidation of long-term investments to make funds more readily available for the tender offer to repurchase PP&L preferred stock by PP&L Resources.

7.  Credit Arrangements and Financing Activity

	From January through October 1997, PP&L Resources issued $68 million of common stock through the DRIP.

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

	In April 1997, PP&L instituted a short-term bond program in order to meet certain short-term working capital requirements and to accomplish other corporate purposes. Under this program, a total of $800 million of short-term bonds (having maturities not in excess of 30 days) were issued from time to time, with no more than $150 million of such bonds outstanding at any one time. No such bonds were outstanding at September 30, 1997.

	In March and April 1997, PP&L Resources acquired 79.10% ($369 million par value) of the outstanding preferred stock of PP&L in a tender offer.
By obtaining a majority of the 4-1/2% Preferred Stock and a majority of the combined amount of the 4-1/2% Preferred Stock and Series Preferred Stock (collectively, the Preferred Stock), PP&L Resources will be able to waive certain restrictive provisions contained in PP&L's Articles of Incorporation, including limitations on PP&L's ability to increase the authorized number of shares of Preferred Stock, merge or consolidate with other corporations, and issue additional Preferred Stock and unsecured debt.

	To provide financing for a portion of this tender offer, PP&L arranged for the issuance of a total of $250 million of "Company-obligated mandatorily redeemable preferred securities of subsidiary holding solely parent debentures" (preferred securities) by two Delaware statutory business trusts. These securities consist of four million shares of 8.20% preferred securities issued to the public in April 1997 at $25 per share, for proceeds of $100 million; and six million shares of 8.10% preferred securities issued to the public in June 1997 at $25 per share, for proceeds of $150 million. PP&L owns all of the common securities, representing the remaining undivided beneficial ownership interest in the assets of the trusts. The assets of the trusts consist solely of PP&L's junior subordinated deferrable interest debentures, whose rates and maturities match those of the preferred securities. PP&L has guaranteed all of the trusts' obligations under the preferred securities. The proceeds of the sale of these preferred securities were loaned by PP&L to PP&L Resources for the tender offer.

	PP&L Capital Funding is a wholly-owned subsidiary of PP&L Resources which was formed in September 1997 to provide debt financing for PP&L Resources and its subsidiaries. The payment of principal, interest and premium, if any, with respect to debt securities issued by PP&L Capital Funding will be guaranteed by PP&L Resources.

	PP&L Capital Funding has registered $400 million of debt securities with the SEC. It is expected that these debt securities will be issued from time to time as medium-term notes to provide long-term debt financing for PP&L Resources and its unregulated subsidiaries.

	As more fully described in PP&L Resources' and PP&L's Annual Reports to the SEC on Form 10-K for the year ended December 31, 1996, PP&L has a $250 million revolving credit agreement with a group of banks (the PP&L Credit Agreement). Any loans made under this credit agreement will mature, and the facility will terminate, in September 1999. At September 30, 1997, there were no borrowings outstanding under the PP&L Credit Agreement. Additional credit arrangements under which another group of banks was committed to lend PP&L up to $45 million were terminated by PP&L effective November 7, 1997.

	Also as described in the 1996 Form 10-K Report for PP&L Resources and
PP&L, 	PP&L Resources has a $300 million revolving credit agreement with a group of banks (the PP&L Resources Credit Agreement). Due to a six-month extension of this credit agreement in May 1997, loans made under this credit agreement will mature, and the facility will terminate at the end of November 1997. At September 30, 1997, there were $190 million of borrowings outstanding under the PP&L Resources Credit Agreement.

	PP&L Capital Funding and PP&L currently are negotiating a new revolving credit facility with a group of banks under which a total of $450 million of loans will be available to PP&L Capital Funding and PP&L. This revolving credit facility will replace the PP&L Resources Credit Agreement and the PP&L Credit Agreement and will be evidenced by two new revolving credit agreements--a $150 million 364-day Revolving Credit Agreement and a $300 million five-year Revolving Credit Agreement. At the option of PP&L Capital Funding and PP&L, interest rates for borrowings under these agreements will be based upon Eurodollar deposit rates or the prime rate. The respective obligations of PP&L Capital Funding and PP&L under these agreements will be several and not joint.

8.  Windfall Profits Tax - PP&L Global

	In July 1997, the U.K. enacted a windfall profits tax on privatized utilities. The tax is payable in two equal installments; the first installment is due in December 1997 and the second one is due in December 1998. SWEB's windfall profits tax was approximately 97 million pounds sterling, or about $159 million. Based on PP&L Global's 25% ownership interest in SWEB, PP&L Resources incurred a one-time charge against earnings of $40 million, or 24 cents per share, in the third quarter of 1997. Subsequent to September 30, 1997, SWEB revised its estimate of the windfall profits tax from 97 million pounds sterling to approximately 90 million pounds sterling, or about $148 million. The reduction in PP&L Resources' share of the tax, which is not material, is expected to be recorded during the fourth quarter.

9.  Acquisition of Penn Fuel Gas, Inc.

	In June 1997, PP&L Resources entered into an agreement with Penn Fuel Gas, Inc. (PFG), a Pennsylvania corporation, pursuant to which PP&L
Resources would acquire PFG. PFG, with nearly 100,000 customers in Pennsylvania and a few hundred in Maryland, distributes and stores natural gas and sells propane.

	Under the terms of the agreement, PFG would become a wholly-owned subsidiary of PP&L Resources. Upon consummation of the acquisition, each outstanding PFG common share would be converted into the right to receive between 6.968 and 8.516 shares of PP&L Resources' Common Stock, and each outstanding PFG preferred share would be converted into the right to receive between 0.682 and 0.833 shares of PP&L Resources' Common Stock. PP&L Resources expects to issue shares of its Common Stock valued at about $121 million to complete the transaction. The exact conversion rate and number of PP&L Resources' shares to be issued will be based on the market value of the Common Stock of PP&L Resources at the time of the merger. The merger is expected to be treated as a pooling-of-interests for accounting and financial reporting purposes.

	The acquisition of PFG is subject to several conditions, including the receipt of required approvals by the PUC and the SEC. The Maryland Public Service Commission has determined not to institute proceedings on the matter. The U.S. Department of Justice and the Federal Trade Commission have granted early termination of the required waiting period for the acquisition under the Hart-Scott-Rodino Premerger Notification Act. On October 1, 1997, PFG's shareholders approved the acquisition at a special shareholders meeting. The acquisition does not require the approval of PP&L Resources' shareholders. The acquisition is expected to be completed by mid-1998.

	In the third quarter of 1997, PP&L Resources recorded one-time transaction costs associated with the acquisition of PFG of $5.7 million, which reduced earnings by about three cents per share.

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

Nuclear Insurance

	PP&L is a member of certain insurance programs which provide coverage for property damage to members' nuclear generating stations. Facilities at the Susquehanna station are insured against property damage losses up to $2.75 billion under these programs. PP&L is also a member of an insurance program which provides insurance coverage for the cost of replacement power during prolonged outages of nuclear units caused by certain specified conditions. Under the property and replacement power insurance programs, PP&L could be assessed retroactive premiums in the event of the insurers' adverse loss experience. The maximum amount PP&L could be assessed under these programs at September 30, 1997 was about $36 million.

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

	PP&L has met the initial ambient ozone requirements of the Clean Air Act by reducing nitrogen oxide emissions by 40% through the use of low nitrogen oxide burners. Further seasonal (i.e., 5 month) nitrogen oxide reductions to 55% and 75% of 1990 levels for 1999 and 2003, respectively, are specified under the Northeast Ozone Transport Region's Memorandum of Understanding. The PA DEP has finalized regulations which require PP&L to reduce its ozone seasonal NOx by 57% beginning in 1999.

	The Clean Air Act requires the EPA to study the health effects of hazardous air emissions from power plants and other sources. In this regard, the EPA has finalized new national standards for ambient levels of ground-level ozone and fine particulates. Based in part on the new ozone standard, the EPA has proposed NOx emission limits for 22 states including Pennsylvania, which in effect requires approximately an 80% reduction from the 1990 level in Pennsylvania in the 2005-2012 timeframe. The new particulates standard may require yet further reductions in both NOx and SO2 and may extend the reductions from seasonal to year round.

	Expenditures to meet the 1999 NOx reduction requirements are included in the table of projected construction expenditures in the Review of the Financial Condition and Results of Operations under the caption "Financial Condition - Capital Expenditure Requirements" on page 32 of the 1996 Form 10-K. PP&L currently estimates that additional capital expenditures and operating costs for environmental compliance under the Clean Air Act will be incurred beyond 2001 in amounts which are not now determinable but which could be material.



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

	The proposed renewal of the Montour station's NPDES permit contains stringent limits for iron and chlorine discharges. Depending on the results of a toxic reduction study to be conducted, additional water treatment facilities or operational changes may be needed at this station.

	Capital expenditures through the year 2001 to comply with the residual waste regulations, correct groundwater degradation at fossil-fueled generating stations, and address waste water control at PP&L facilities are included in the table of construction expenditures in the Review of the Financial Condition and Results of Operations under the caption "Financial Condition - Capital Expenditure Requirements" on page 32 of the 1996 Form 10-K. In this regard, PP&L currently estimates that $12 million of additional capital expenditures may be required in the next four years and $67 million of additional capital expenditures could be required beyond the year 2001. Actions taken to correct groundwater degradation, to comply with the DEP's regulations and to address waste water control are also expected to result in increased operating costs in amounts which are not now determinable but which could be material.

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

	At September 30, 1997, PP&L had accrued $8.9 million, representing the amount PP&L can reasonably estimate it will have to spend to remediate sites involving the removal of hazardous or toxic substances including those covered by the consent order mentioned above. Future cleanup or remediation work at sites currently under review, or at sites not currently identified, may result in material additional operating costs which PP&L cannot estimate at this time. In addition, certain federal and state statutes, including Superfund and the Pennsylvania Hazardous Sites Cleanup Act, empower certain governmental agencies, such as the EPA and the DEP, to seek compensation from the responsible parties for the lost value of damaged natural resources. The EPA and the DEP may file such compensation claims against the parties, including PP&L, held responsible for cleanup of such sites. Such natural resource damage claims against PP&L could result in material additional liabilities.

	Other Environmental Matters

	In addition to the issues discussed above, PP&L may be required to modify, replace or cease operating certain facilities to comply with other statutes, regulations and actions by regulatory bodies or courts involving environmental matters, including the areas of water and air quality, hazardous and solid waste handling and disposal, toxic substances and electric and magnetic fields. In this regard, PP&L also may incur capital expenditures, operating expenses and other costs in amounts which are not now determinable but which could be material.

Loan Guarantees of Affiliated Companies

	PP&L Global has guaranteed a subsidiary's pro rata share of the outstanding portion of certain debt issuances of an affiliate. At September 30, 1997, $13 million of such loans were guaranteed by PP&L Global. PP&L Global's guarantee is expected to increase to $18 million during 1998, as the affiliate draws down the balance of its debt facility.

	In addition, PP&L Spectrum has a $1 million line of credit, which is guaranteed by PP&L Resources.

Employee Relations

	As of September 30, 1997, PP&L had a total of 6,350 full-time employees. Approximately 65 percent of these employees are represented by the IBEW. The labor agreement with the IBEW expires in May 1998.

11.  New Accounting Standards

	During 1997, the FASB issued SFAS 128, Earnings Per Share; SFAS 129, Disclosure of Information about Capital Structure; SFAS 130, Reporting Comprehensive Income; and SFAS 131, Disclosures About Segments of an Enterprise and Related Information. SFAS 128, SFAS 129, and SFAS 131 are effective for financial statements issued for periods ending after December 15, 1997. SFAS 130 is effective in 1998. The adoption of these statements is not expected to have a material impact on PP&L Resources' or PP&L's financial statements.

                   PP&L Resources, Inc. and PP&L, Inc.

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations

	The financial condition and results of operations of PP&L are currently the principal factors affecting the financial condition and results of operations of PP&L Resources. All fluctuations, unless specifically noted, are primarily due to activities of PP&L. All nonutility operating transactions are included in "Other Income and (Deductions)" on the PP&L Resources' Consolidated Statement of Income. This discussion should be read in conjunction with the section entitled "Review of the Financial Condition and Results of Operations of PP&L Resources, Inc. and Pennsylvania Power & Light Company" in PP&L Resources' and PP&L's Annual Report to the SEC on Form 10-K for the year ended December 31, 1996.

	Terms and abbreviations appearing in Management's Discussion and Analysis of Financial Condition and Results of Operations are explained in the glossary.

Forward-looking Information

	Certain statements contained in this Form 10-Q concerning expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts, are "forward-looking statements" within the meaning of the federal securities laws. Although PP&L Resources and PP&L believe that the expectations reflected in these statements are reasonable, there can be no assurance that these expectations will prove to have been correct. These forward-looking statements involve a number of risks and uncertainties, and actual results may differ materially from the results discussed in the forward-looking statements. The following are among the important factors that could cause actual results to differ materially from the forward-looking statements: state and federal regulatory developments, especially the PUC's final order on PP&L's
April 1, 1997 restructuring filing; new state or federal legislation; national or regional economic conditions; weather variations affecting customer usage; competition in retail and wholesale power markets; the need for and effect of any business or industry restructuring; PP&L Resources' and PP&L's profitability and liquidity; new accounting requirements or new interpretations or applications of existing requirements; system conditions and operating costs; performance of new ventures; political, regulatory or economic conditions in foreign countries; exchange rates; and PP&L Resources' and PP&L's commitments and liabilities. Any such forward-looking statements should be considered in light of such important factors and in conjunction with PP&L Resources' and PP&L's other documents on file with the SEC.


                           Results of Operations

	The following discussion explains material changes in principal items on the Consolidated Statement of Income comparing the three months and nine months ended September 30, 1997, to the comparable periods ended September 30, 1996.

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

Earnings

                                  Comparison of Earnings - September 30
                                  Three Months Ended   Nine Months Ended
                                    1997     1996        1997     1996
Earnings per share - excluding
  weather variances and one-time
  adjustments                      $0.48    $0.51       $1.63    $1.56
Weather variances on billed sales  (0.02)   (0.02)      (0.06)    0.04
One-time adjustments
  Windfall Profits Tax             (0.24)      -        (0.24)      -
  UK Income Tax Rate Reduction      0.06       -         0.06       -
  Penn Fuel Gas, Inc. acquisition
    costs                          (0.03)      -        (0.03)      -
Earnings per share - reported      $0.25    $0.49       $1.36    $1.60

	Earnings per share, excluding weather variances and one-time adjustments, were $.03 lower for the three months ended September 30, 1997, and $.07 higher for the first nine months of 1997, when compared with the same periods in 1996. Earnings changes for these periods, excluding weather variances and one-time adjustments, were primarily the net effect of the following:

                                          Sept. 30, 1997 vs. Sept. 30, 1996
                                               Three Months   Nine Months
                                                  Ended          Ended
                                                      (per share)

o Higher base rate revenues, due to unbilled
  revenues and moderate growth in weather-
  normalized sales;                               $  -            $0.04

o Higher other operating revenues, primarily
  due to increased sales of reservation of
  electrical output to other utilities;            0.05            0.10

o Higher pre-tax earnings from PP&L Global;        0.01            0.06

o Net reduction in revenues due to the
  phase-down of the contract with JCP&L;          (0.01)          (0.06)

o Change in regulatory treatment of energy
  costs;                                          (0.04)          (0.04)

o Lower other income and deductions primarily
  due to the sale of investment securities in
  1996, and lower earnings from CEP due to the
  liquidation of its investments; and             (0.02)          (0.04)

o Other                                           (0.02)           0.01

       Earnings Change                           $(0.03)          $0.07

	The reduction in contractual bulk power sales to JCP&L and other major utilities will continue to adversely affect earnings over the next few years. PP&L has increased its efforts to sell this returning energy and capacity on the open market; however, the price received for this capacity and energy on the open market is currently less than the amount received pursuant to the contract.

	In addition, the Customer Choice Act and the regulatory and business developments related thereto could have a major impact on the future financial performance of PP&L. See "PUC Restructuring Proceeding" for additional information.

Electric Energy Sales

	The change in PP&L's electric energy sales was attributable to the following:
                             Sept. 30, 1997 vs. Sept. 30, 1996
                              Three Months      Nine Months
                                 Ended             Ended
                                    (Millions of kWh)
Service Area Sales:
  Residential                      41              (383)
  Commercial                       56                13
  Industrial                        5               166
  Other                             3                (6)
    Total Service Area Sales      105              (210)
Wholesale Energy Sales          2,779             3,891

    Total                       2,884             3,681

	Service area sales were 7.8 billion kWh for the three months ended September 30, 1997, an increase of 105 million kWh, or 1.4%, over the third quarter of 1996. If normal weather conditions had been experienced in the third quarters of 1996 and 1997, service area sales would have increased by about 58 million kWh, or 0.7%, over the same period of 1996.

	Service area sales were 24.1 billion kWh for the nine months ended September 30, 1997, a decrease of 210 million kWh, or 0.9%, from the first nine months of 1996. This change was primarily due to a mild winter heating season in 1997 when compared to 1996. Sales to the Residential class declined by 4.2% for the period, while Industrial sales increased by 2.2%. Under normal weather conditions, service area sales would have increased by about 239 million kWh, or 1.0%, over the same period of 1996.

	Wholesale energy sales, which includes sales to other utilities and energy marketers through contracts, spot market transactions or power pool arrangements, were 6.6 billion kWh for the three months ended September 30, 1997, an increase of 2.8 billion kWh, or 72.1%, from the same period of 1996, despite the reduction in PP&L's contractual bulk power sales to JCP&L. Improved availability of generating units, along with increased power purchases, allowed for increased bilateral sales. For the nine months ended September 30, 1997, the increase in wholesale energy sales was
3.9 billion kWh, or 35.4%.



Operating Revenues

	The change in total operating revenues was attributable to the following:

                                         Sept. 30, 1997 vs. Sept. 30, 1996
                                          Three Months      Nine Months
                                             Ended             Ended
                                              (Millions of Dollars)

Base Rate Revenues - Service Area Sales
     Sales volume and sales mix effect        $ 6               $13
     Weather effect                             4               (36)
     Unbilled revenues                         (1)                6

Energy Revenues                               (15)              (16)

SBRCA                                           2                 8

Wholesale Revenues
     Energy and capacity                       54                74
     Reservation charges and other             10                24
Other                                           3                 4
                                              $63               $77

	Operating revenues increased by $63 million, or 8.8%, during the three months ended September 30, 1997, from the same period in 1996. Revenue from sales of energy and capacity to wholesale customers increased by $54 million over the prior year, despite the phase-down of the capacity and energy agreement with JCP&L. These results continue to reflect PP&L's increased emphasis on competing in wholesale markets. This emphasis is also reflected in the increase in revenues from the sales of reservation charges and capacity credits in the third quarter of 1997. Moderate sales growth to PUC and FERC jurisdictional customers also contributed to the increase in revenues. These increases were partially offset by a change in the regulatory treatment of energy costs. Specifically, beginning January
1, 1997, underrecovered energy costs are no longer recorded as energy revenues but as regulatory credits, which are offsets to "Other Operating Expenses".

	Operating revenues increased by $77 million, or 3.5%, during the nine months ended September 30, 1997, when compared with the first nine months of 1996. Revenue increases are attributable to the same factors identified above for the third quarter, as well as higher unbilled revenues. However, weather caused an unfavorable impact during the nine months ended September 30, 1997 versus September 30, 1996. Weather changes, most notably the extremely cold winter in 1996 versus a mild winter in 1997, decreased revenues by about $36 million for this period.

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

	PP&L's restructuring plan includes a claim of $4.5 billion for stranded costs. Pursuant to the Customer Choice Act, this claim is comprised of the following categories:

	1. Net plant investments and costs attributable to existing generation plants and facilities, costs of power purchases, disposal costs of spent nuclear fuel, retirement costs attributable to existing generating plants and employee-related transition costs;

	2. Prudently incurred costs related to the cancellation, buyout, buydown or renegotiation of NUG contracts; and

	3. Regulatory assets and other deferred charges typically recoverable under current regulatory practice and cost obligations under PUC-approved contracts with NUGs.

	The following are the components of PP&L's stranded cost claim as presented in the evidentiary record of the proceeding:

                                           Amount
     Category of Stranded Cost     (Millions of Dollars)

            Nuclear Generation(a)         $2,825
            Fossil Generation(a)             670
            NUG Contracts                    651
            Regulatory Assets                354
                                          $4,500

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

	Numerous parties have intervened in PP&L's restructuring proceeding. In this regard, the PUC's OTS recommends that PP&L be permitted to recover $3.2 billion of its stranded costs; the PP&L Industrial Customer Alliance recommends recovery of $661 million; and the OCA recommends recovery of $1.1 billion. Under Pennsylvania law, in proceedings before the PUC, the OCA and the OTS have advocacy roles. Testimony filed by the OCA and OTS carries no more weight than testimony filed by any other party in the proceeding.

	Evidentiary hearings in this matter were held in late-August. On September 12, 1997, the PUC extended the schedule for this proceeding by 30 days to allow time for the parties to engage in settlement discussions. On October 23, 1997, the PUC further extended the procedural schedule by 45 days for continued settlement discussions. If the parties reach a settlement of this proceeding, the settlement agreement will be filed with the PUC; the PUC could accept, reject or modify that settlement in its final order. If no settlement is reached, then the proceeding will continue pursuant to the established schedule under which the PUC's final order currently is due by March 26. PP&L cannot predict the outcome of the ongoing settlement discussions or the ultimate outcome of this proceeding.

	The ultimate impact of the Customer Choice Act on PP&L's financial health will depend on numerous factors, including:

	1. The PUC's final order in the restructuring proceeding -- either on a proposed settlement by the parties or as a result of a fully-litigated proceeding -- including the amount of stranded cost recovery approved by the PUC and the PUC's disposition of other issues raised;

	2. The effect of the rate cap imposed under the provisions of the Customer Choice Act;

	3.  The actual market price of electricity over the transition period;

	4.  Future sales levels; and

	5. The extent to which the regulatory framework established by the Customer Choice Act will continue to be applied.

	Under the Customer Choice Act, PP&L's rates to PUC-jurisdictional customers are capped at the level in effect on January 1, 1997 through mid-2001 for transmission and distribution services and through the year 2005 for generation services to customers who do not choose an alternative supplier. Applying the CTC proposed in its restructuring plan (which is restricted by the rate cap) through the year 2005, it is estimated that PP&L would collect approximately $4 billion of its stranded costs. The remaining $500 million would be reflected as lower cash flow to PP&L after the transition period than would have occurred with continued regulated rates.

	In this regard, it should be noted that PP&L's stranded cost claim included in the restructuring plan is based on a projection of future market prices and assumes a significant portion of PP&L's stranded costs will be recovered by way of increased market prices for electricity. This increase may or may not occur. To the extent that the market price of electricity does not increase as projected, or other projections do not actually occur, PP&L could experience a lower recovery of stranded costs.

	If the PUC's final order in the restructuring proceeding were to permit full recovery of PP&L's stranded costs, including full recovery of all regulatory assets and above-market NUG costs over the transition period, PP&L estimates that its net income over the transition period would be reduced by about 5% of projected net income.

	However, the PUC's final order -- either on a proposed settlement by the parties or as a result of a fully-litigated proceeding -- may result in changes to components or assumptions in PP&L's restructuring plan that could have an adverse effect on the amount of the CTC, the amount of stranded costs that are recoverable through the CTC or the overall amount of revenues to be collected from customers. As a result of these uncertainties, PP&L cannot determine whether and to what extent it may be subject to a write-off or a reduction in earnings with respect to the restructuring proceeding. Based on the substantial amounts involved in the restructuring proceeding, should PP&L incur such a write-off or reduction in earnings, either one could be material in amount. Accordingly, PP&L is unable to predict the ultimate effect of the Customer Choice Act or the PUC's final order in the restructuring proceeding on its financial position, results of operation, future rate levels or its need or ability to issue securities to meet future capital requirements.

	The Customer Choice Act permits the issuance of "transition bonds" securitized by CTC revenues to finance the payment of stranded costs. PP&L is considering whether to seek to securitize some portion of its stranded cost claim, which would require the approval of the PUC in a qualified rate order.

	Certain parties have brought actions in Pennsylvania Commonwealth Court challenging the constitutionality of the Customer Choice Act. PP&L has intervened in these proceedings in support of the Customer Choice Act.

Rate Matters

	Refer to Financial Note 4 for information regarding rate matters.

Fuel Expense

	Fuel expense for the three months ended September 30, 1997, increased by $10 million from the comparable period in 1996. This change was primarily due to increased generation at the Susquehanna nuclear station. During this period in 1996, an unplanned outage of Unit 2 occurred during July and the ninth refueling and inspection outage of Unit 1 began in September. During this same period in 1997, Unit 1 experienced a 100% availability factor while Unit 2 experienced a brief shutdown in September.

	The PJM Power Pool has begun operating with new marketing procedures under which companies bid their generators' output and buy or sell energy at a pool-wide market clearing price. Accordingly, PP&L has found it advantageous at times to independently schedule the operation of its coal-fired units rather than follow a PJM schedule, resulting in these units operating at higher output and causing an increase of coal-fired generation for the quarter.

	Fuel expense for the nine months ended 1997 compared to the same period in 1996 remained virtually unchanged.

Power Purchases

	For the three months ended September 30, 1997, power purchases increased by $54 million over the comparable period in 1996. This increase was primarily due to greater quantities of power purchased from other utilities to meet increased energy marketing activities.

	For the nine months ended September 30, 1997, power purchases increased by $109 million over the comparable period in 1996. This increase was primarily due to greater quantities purchased from other utilities to meet planned and unplanned outages at the Susquehanna station and to meet increased energy marketing activities.

	The overall market price of power has been higher during 1997 than 1996. Coupled with the increase in quantities of power purchased, these higher prices contributed to the increase in purchased power costs.

Other Operation and Maintenance Expense

	Other operation and maintenance expenses decreased by $7 million and $30 million, respectively, for the three and nine months ended September
30, 1997 over the comparable periods in 1996. Excluding the effect of underrecovered energy costs, operation and maintenance expenses increased by $2 million in both periods.

	Prior to 1997, underrecovered energy costs were accrued as energy revenues. Due to a change by the PUC, effective January 1, 1997 these underrecovered costs are now recorded as regulatory credits, subject to a maximum credit of $31.5 million for 1997. At September 30, 1997, these underrecovered costs have exceeded the limit by $9.9 million. These regulatory credits are reflected in the income statement as a reduction of operating expense to be recovered in PP&L's restructuring proceeding.

Windfall Profits Tax - PP&L Global

	In July 1997, the U.K. enacted a windfall profits tax on privatized utilities. The tax is payable in two equal installments; the first installment is due in December 1997 and the second one is due in December 1998. SWEB's windfall profits tax was approximately 97 million pounds sterling, or about $159 million. Based on PP&L Global's 25% ownership interest in SWEB, PP&L Resources incurred a one-time charge against earnings of $40 million, or 24 cents per share, in the third quarter of 1997. Subsequent to September 30, 1997, SWEB revised its estimate of the windfall profits tax from 97 million pounds sterling to approximately 90 million pounds sterling, or about $148 million. The reduction in PP&L Resources' share of the tax, which is not material, is expected to be recorded during the fourth quarter.



                            Financial Condition


Financing Activities

	The following financings have occurred through September 30, 1997:

	o	From January through October 1997, PP&L Resources issued $68 million of common stock through the DRIP.

	o	In April 1997, PP&L redeemed $210 million principal amount of four series of first mortgage bonds.

	o	PP&L Resources acquired 79.10% of the outstanding preferred stock of PP&L pursuant to a tender offer in March and April 1997.

	o	To provide financing for a portion of this tender offer, PP&L arranged for two Delaware statutory business trusts to issue a total of $250 million of preferred securities supported by a corresponding amount of junior subordinated deferrable interest debentures issued by PP&L to the trusts. Specifically, in April and June 1997 the trusts issued $100 million and $150 million of preferred securities, respectively.

	o	PP&L Resources' $300 million revolving credit facility was
extended to the end of November 1997. As of September 30, 1997, borrowings under this credit facility were $190 million.

	Refer to Financial Note 7 for additional information.



Financing and Liquidity

	The change in cash and cash equivalents for the nine months ended September 30, 1997 decreased $132 million for PP&L Resources from the comparable period in 1996. The reasons for this change were:

	o	A $53 million decrease in cash provided by operating activities due, in part, to cash outflows for a refueling outage of Susquehanna Unit 2 and a buyout of a contract with a non-utility generator.

	o	A $210 million decrease in cash used in investing activities due to subsidiaries liquidating long-term investments to make funds available for other investments and to a reduction in the amount of investment in electric energy projects by PP&L Global.

	o	A $289 million increase in cash used in financing activities as a result of PP&L Resources acquiring 79% of PP&L preferred stock for a cost, including a premium and associated costs of purchase, of $380 million. There also was a $106 decrease in the issuance of long-term debt and a $65 million increase in the retirement of long-term debt. Offsetting these outflows was PP&L's issuance of $250 million of preferred securities.

	PP&L's projected internally generated funds would be sufficient to permit PP&L to retire about $550 million of its long-term debt during 1998-2001.

	Outside financing, in amounts not currently determinable, or the liquidation of certain financial investments, may be required over the next five years to finance investments in world-wide energy projects by PP&L Global.

Financial Indicators

	The ratio of pre-tax income to interest charges was 3.4 and 3.6, respectively, for the nine months ended September 30, 1997 and 1996. The annual per share dividend rate on common stock was unchanged at $1.67 per share. The ratio of the market price to book value of common stock was 130% at September 30, 1997, compared with 131% at September 30, 1996.

Unregulated Investments

	PP&L Global continues to pursue opportunities to develop and acquire electric generation, transmission and distribution facilities in the United States and abroad.

	As of September 30, 1997, PP&L Global had investments and commitments in the amount of approximately $370 million in distribution, transmission and generation facilities in the United Kingdom, Bolivia, Peru, Argentina, Spain, Portugal and Chile. PP&L Global's principal investments to date are in SWEB and Emel. Refer to "Windfall Profits Tax - PP&L Global" for information regarding the effect of the U.K.'s windfall profits tax on the investment in SWEB.

	In July 1997, PP&L Global acquired a 25.05% interest in Emel at a cost of approximately $118 million. Emel is a Chilean holding company that has majority interests in six electric distribution companies located in Chile and Bolivia. Emel's electric distribution company holdings make it the third largest distributor of electricity in Chile and the second largest in Bolivia, serving a total of 535,000 customers in those countries. Under a shareholders' agreement, PP&L Global and another major shareholder, Las Espigas Group, jointly control Emel's board of directors.

	PP&L Resources' other unregulated subsidiary, PP&L Spectrum, offers energy-related products and services inside and outside of PP&L's service territory. Other subsidiaries may be formed by PP&L Resources to take advantage of new business opportunities.

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

	In February 1997, PP&L filed a proposed retail access pilot program with the PUC in accordance with the applicable provisions of the Customer Choice Act and PUC guidelines. Under its pilot program, approximately 61,000 PP&L residential, commercial and industrial customers -- representing about 5% of PP&L's average annual peak load -- will have an opportunity to purchase energy and capacity from alternative suppliers. A number of the major parties, including PP&L, entered into a joint settlement agreement resolving all of the issues in the Pennsylvania utilities' pilot proceedings. In August 1997, the PUC issued an order modifying this settlement and modifying and approving PP&L's pilot program. In October 1997, PP&L submitted its pilot program compliance filing to the PUC. Under the current schedule, retail customers participating in the PP&L and other pilot programs will begin to receive power from their supplier of choice in November 1997.

	The customers selected for the pilot programs are now choosing their electricity supplier. The PUC has extended the state-wide deadline to choose an electricity supplier from October 25 to November 14, 1997. Only those alternative suppliers licensed by the PUC and in compliance with the state tax obligations set forth in the Customer Choice Act may participate in the pilot programs. To date, approximately 42 suppliers have obtained such licenses to participate in the pilot programs. PP&L will provide all transmission and distribution, customer service and back-up energy supply services to participating customers.

	In June 1997, the PUC approved PP&L's application for a license to act as an electric generation supplier. This license permits PP&L to participate in the various retail access pilot programs of the other Pennsylvania utilities, and PP&L currently is offering electric supply to the participating customers of those utilities.

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

	In July 1996, PP&L filed its open access transmission tariff required by FERC Order 888. Under the new FERC rules, that tariff became effective on July 9, 1996, subject to refund. The non-rate terms and conditions of that tariff were accepted by the FERC. However, several parties moved to intervene and protested the new rates in the tariff. In July 1997, the FERC rejected PP&L's rates and ordered that the rates which had been in effect prior to the July 1996 filing be reinserted into the tariff.
Hearings have been scheduled in this matter for April 1998.

	In March 1997, the FERC issued Orders 888-A and 889-A. Among other things, these orders required utilities to make certain changes to the non-rate terms and conditions of their open access transmission tariffs. In compliance with Order 888-A, in July 1997 PP&L filed a revised open access transmission tariff. PP&L also requested in that filing that the FERC approve certain transmission tariff rate changes. The FERC has not yet acted on that filing.

	Under the new FERC rules, 16 small utilities which have power supply agreements with PP&L signed before July 11, 1994, requested and were provided with PP&L's current estimate of its stranded costs applicable to these customers if they were to terminate their agreements in 1999. Based upon a formula set forth in FERC Order 888 and applicable only to wholesale requirements customers, and based upon data unique to the agreements between PP&L and these customers, PP&L estimated that the stranded costs associated with service to these wholesale customers would be approximately $125 million. As a result of a protest by these parties against such recovery, hearings were conducted at the FERC in March 1997 and June 1997 regarding PP&L's right to recover these stranded costs. Further proceedings in this matter have been suspended pending the negotiation and approval by the FERC of a settlement with these customers.

	In December 1996, the PJM companies submitted a compliance filing with the FERC, which proposed a pool-wide pro forma transmission tariff and a revised interconnection agreement and transmission owners agreement designed to accommodate open, non-discriminatory participation in the pool. The FERC accepted the PJM tariff and proposed rates, subject to refund, and they went into effect on March 1, 1997. In June 1997, all of the PJM companies except PECO filed with the FERC proposals to amend the PJM tariff and restructure the PJM pool. PECO filed a separate request with the FERC to amend the PJM tariff and restructure the PJM pool. The FERC has not yet acted on these filings.

	In September 1997, PP&L filed with the FERC a request to lower the applicable PP&L revenue requirement currently set forth in the PJM open access transmission tariff. The new revenue requirement results from PP&L's use of the same test year and cost support data used in the PUC restructuring proceeding. PP&L requested that the new revenue requirement take effect on November 1, 1997. The FERC has taken no action on this filing.

	In September 1997, PP&L also filed with the FERC a request to approve new revenue requirements and rates for the PP&L open access transmission tariff. No customers currently take service under that tariff. As with the PJM tariff filing, the new revenue requirements and rates requested by PP&L are based on the same test year and cost support data used by PP&L in its PUC restructuring proceeding. The FERC has taken no action in this filing.

	In July 1997, the FERC accepted a new wholesale power tariff that permits PP&L to sell capacity and energy at market-based rates, both inside and outside the PJM area, subject to certain conditions. This tariff allows PP&L to become more active in the wholesale market with utilities and other entities, and removes pricing restrictions which in the past had limited PP&L to charging at or below cost-based rates.

	In October 1997, PP&L made an application to the United States Department of Energy for an export license to sell capacity and/or energy to electric utilities in Canada. If this application is granted, PP&L will be able to sell either its own capacity and energy not required to serve domestic obligations or power purchased from other utilities.

                          PP&L RESOURCES, INC. AND
                         PP&L, INC. AND SUBSIDIARIES

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

	Reference is made to Notes to Financial Statements for information concerning rate matters and PP&L's restructuring proceeding before the PUC under the Customer Choice Act.

	Reference is made to PP&L's 1996 Form 10-K for information concerning a federal antitrust suit by SER, one of the non-utility generating companies from which PP&L purchases power under PURPA, against PP&L in the District Court for alleged improper curtailment of power purchases under the power purchase agreement between the parties. In May 1997, the U.S. Court of Appeals for the Third Circuit affirmed the District Court's dismissal of this suit. In September 1997, SER requested the United States Supreme Court to review the Third Circuit's decision. PP&L cannot predict the outcome of this proceeding.

	Reference is made to PP&L's 1996 Form 10-K for information concerning a suit by Mon Valley Steel Company, Inc. against PP&L and two of its subsidiaries regarding the 1992 sale to Mon Valley of Tunnelton Mining Company. The suit was settled in August 1997 on terms which have no material effect on PP&L.

	Reference is made to PP&L's 1996 Form 10-K for information concerning PP&L's complaint to the Surface Transportation Board regarding coal transportation rates charged by three rail carriers. In September 1997, PP&L reached an agreement with the carriers to settle this case. Under the terms of the settlement, PP&L would pay lower coal transportation rates to the carriers. However, the settlement is conditioned on the outcome of the joint Norfolk Southern/CSX application to take control of Conrail, which is pending before the Surface Transportation Board. PP&L cannot predict the outcome of this proceeding or its ultimate impact on PP&L's coal transportation rates.

	Reference is made to PP&L's 1996 Form 10-K for information concerning complaints by PP&L and 16 unrelated parties against 64 other parties in District Court seeking reimbursement under Superfund for costs incurred at the Novak landfill site in Lehigh County, Pennsylvania, as well as an action by EPA against PP&L and 29 other parties under section 107 of CERCLA to recover EPA's costs at the site. The parties have reached tentative settlements in both of these actions. PP&L's allocated share of the costs at this site is not expected to be material.

Item 6.  Exhibits and Reports on Form 8-K

	(a)  Exhibits

	     12 - Computation of Ratio of Earnings to Fixed Charges 27 - Financial Data Schedule

	(b)  Reports on Form 8-K

	     Report dated July 14, 1997

	     Item 5.  Other Events

	     Information regarding the effect of the U.K. windfall profits tax on PP&L Resources.

	     Report dated September 12, 1997

	     Item 5.  Other Events

	     Information regarding (i) a schedule extension in PP&L's restructuring case; and (ii) corporate name changes of Pennsylvania Power & Light Company to PP&L, Inc., Power Markets Development Company to PP&L Global, Inc., and Spectrum Energy Services Corporation to PP&L Spectrum, Inc., effective September 12, 1997.

GLOSSARY OF TERMS AND ABBREVIATIONS

Atlantic - Atlantic City Electric Company

BG&E - Baltimore Gas & Electric Company

CEP (CEP Group, Inc.) - a wholly-owned subsidiary of PP&L

CERCLA - Comprehensive Environmental Response, Compensation and Liability
Act

Clean Air Act (Federal Clean Air Act Amendments of 1990) - legislation enacted to address environmental issues including acid rain, ozone and toxic air emissions
CTC - Competitive transition charge

Customer Choice Act - (Pennsylvania Electricity Generation Customer Choice and Competition Act) - legislation enacted to restructure the state's electric utility industry to create retail access to a competitive market for generation of electricity

DEP - Pennsylvania Department of Environmental Protection

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

Emel - Empresas Emel, S.A., a Chilean electric distribution holding company

EPA - Environmental Protection Agency

FASB (Financial Accounting Standards Board) - a rulemaking organization that establishes financial accounting and reporting standards

FGD - Flue gas desulfurization equipment installed at coal-fired power plants to reduce sulfur dioxide emissions

FERC (Federal Energy Regulatory Commission) - federal agency that regulates interstate transmission and sale of electricity and related matters
GRT - Gross Receipts Tax

IBEW - International Brotherhood of Electrical Workers

JCP&L - Jersey Central Power & Light Company

Major utilities - Atlantic, BG&E and JCP&L
NOx - Nitrogen oxide
NPDES - National Pollutant Discharge Elimination System

NUG (Non-Utility Generator) - generating plant not owned by regulated utilities. If the NUG meets certain criteria, its electrical output must be purchased by public utilities as required by PURPA.
OCA - Pennsylvania Office of Consumer Advocate
OTS - Office of Trial Staff
PCB (Polychlorinated Biphenyl) - additive to oil used in certain electrical equipment up to the late-1970s. Now classified as a hazardous chemical. PECO - PECO Energy Company
PFG - Penn Fuel Gas, Inc.
PJM (Pennsylvania - New Jersey - Maryland Interconnection Association) - Mid-atlantic power pool consisting of 11 operating electric utilities, including PP&L
PP&L - PP&L, Inc. (formerly Pennsylvania Power & Light Company)
PP&L Capital Funding - PP&L Capital Funding, Inc., PP&L Resources' debt financing subsidiary
PP&L Global - PP&L Global, Inc., a PP&L Resources' unregulated subsidiary which invests in and develops world-wide power projects (formerly Power Markets Development Company)
PP&L Resources - PP&L Resources, Inc., the parent holding company of PP&L, PP&L Global and PP&L Spectrum
PP&L Spectrum - PP&L Spectrum, Inc., a PP&L Resources' unregulated subsidiary which offers energy-related products and services inside and outside of PP&L's service territory (formerly Spectrum Energy Services Corporation) preferred securities - Company-obligated mandatorily redeemable securities of subsidiary holding solely parent debentures
PUC (Pennsylvania Public Utility Commission) - state agency that regulates certain ratemaking, services, accounting and operations of Pennsylvania utilities
PUC Decision - final order issued by the PUC on September 27, 1995 pertaining to PP&L's base rate case filed in December 1994
PURPA - (Public Utility Regulatory Policies Act of 1978) - legislation passed by Congress to encourage energy conservation, efficient use of resources and equitable rates.
SBRCA - Special Base Rate Credit Adjustment
SEC - Securities and Exchange Commission
SER - Schuylkill Energy Resources, Inc.
SFAS (Statement of Financial Accounting Standards) - accounting and financial reporting rules issued by the FASB
Small utilities - utilities subject to FERC jurisdiction whose billings include base rate charges and a supplemental charge or credit for fuel costs over or under the levels included in base rates
SO2 - Sulfur dioxide
Superfund - Federal and state environmental legislation that addresses remediation of contaminated sites
SWEB - South Western Electricity Board plc, a British regional electric utility company
UGI - UGI Corporation
U.K. - United Kingdom

                                 SIGNATURE

	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiary.


                                    PP&L Resources, Inc.
                                        (Registrant)

                                    PP&L, Inc.
                                        (Registrant)





Date:  November 10, 1997              /s/ R. E. Hill
                                         R. E. Hill
                                Senior Vice President-Financial
                                  (PP&L Resources, Inc. and PP&L, Inc.



                                     /s/ J. J. McCabe
                                         J. J. McCabe
                               Vice President & Controller (PP&L
                                 Resources, Inc. and PP&L, Inc.)