Form 10-Q
period 1998-03-31
PP&L RESOURCES INC
filed 1998-05-13
CIK 922224

                                United States
                     Securities and Exchange Commission
                            Washington, DC   20549


                                   Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the quarterly period ended     March 31, 1998

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

PP&L Resources, Inc.                  Common stock, $.01 par value,
                                      167,562,113 shares outstanding at
                                      April 30, 1998
PP&L, Inc.                            Common stock, no par value,
                                      157,300,382, shares outstanding and
                                      all held by PP&L Resources, Inc. at
                                      April 30, 1998

                              PP&L RESOURCES, INC.
                                       AND
                                   PP&L, INC.




                                     FORM 10-Q
                       FOR THE QUARTER ENDED MARCH 31, 1998


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

         Item 6. Exhibits and Reports on Form 8-K

GLOSSARY OF TERMS AND ABBREVIATIONS

SIGNATURES

PP&L RESOURCES, INC. AND SUBSIDIARIES
Part 1. FINANCIAL INFORMATION
Item 1. Financial Statements

     In the opinion of PP&L Resources, the unaudited financial statements included herein reflect all adjustments necessary to present fairly the Consolidated Balance
Sheet as of March 31, 1998 and December 31, 1997, and the Consolidated Statement
of Income and Consolidated Statement of Cash Flows for the periods ended
March 31, 1998 and 1997.  PP&L Resources is the parent holding company of PP&L,
PP&L Global, PP&L Spectrum, PP&L Capital Funding and H. T. Lyons.  PP&L constitutes substantially all of PP&L Resources' assets, revenues and earnings.

CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
(Millions of Dollars, except per share data)

                                                        Three Months
                                                        Ended March 31,
                                                         1998    1997
Operating Revenues
  Electric operations...................................  $616    $655
  Wholesale energy and trading activities...............   245     130
  Energy related businesses.............................    19      10
  Total Operating Revenues..............................   880     795

Operating Expenses
  Operation
    Electric Fuel.......................................   113     111
    Energy purchases....................................   214     116
    Other operating.....................................   117     117
  Maintenance...........................................    38      35
  Depreciation and amortization.........................    94      92
  Taxes, other than income .............................    54      56
  Energy related businesses.............................    14       4
  Total Operating Expenses..............................   644     531

Operating Income........................................   236     264

Other Income and (Deductions)...........................     7       2

Income Before Interest and Income Taxes.................   243     266

Interest Expense........................................    52      54

Income Taxes............................................    84      88

Income Before Dividends on Preferred Stock..............   107     124

Preferred Stock Dividend Requirements...................     6       7

Net Income..............................................  $101    $117

Earnings Per Share of Common Stock - Basic and Diluted ( $0.60   $0.72

Average Number of Shares Outstanding (thousands)........166,734 163,192

Dividends Declared Per Share of Common Stock............$0.4175 $0.4175

(a) Based on average number of shares outstanding.

See accompanying Notes to Financial Statements.

PP&L RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(Millions of Dollars)
                                                        Three Months
                                                        Ended March 31,
                                                         1998   1997
Net Cash Provided by Operating Activities............... $174    $202

Cash Flows From Investing Activities
 Property, plant and equipment expenditures.............  (79)    (72)
 Proceeds from sale of nuclear fuel to trust............    1      21
 Purchases of available-for-sale securities.............   (4)    (28)
 Sales and maturities of available-for-sale securities..    4      68
 Investment in electric energy projects.................  (98)    (13)
 Other investing activities - net.......................   (7)
       Net cash used in investing activities............ (183)    (24)

Cash Flows From Financing Activities
 Issuance of long-term debt.............................   60
 Issuance of common stock...............................   16      17
 Funds deposited for retirement of long-term debt ............   (210)
 Payments on capital lease obligations..................  (17)    (19)
 Common and preferred dividends paid....................  (76)    (75)
 Net increase in short-term debt........................  124      80
   Net cash provided by (used in) financing activities..  107    (207)

Net Increase (Decrease) In Cash and Cash Equivalents ...   98     (29)
Cash and Cash Equivalents at Beginning of Period .......   50     101
Cash and Cash Equivalents at End of Period ............. $148     $72

Supplemental Disclosures of Cash Flow Information
 Cash paid during the period for:
  Interest (net of amount capitalized)..................  $50     $51
  Income taxes..........................................  $16     $15

See accompanying Notes to Financial Statements.

PP&L RESOURCES,INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Millions of Dollars)
                                                              March 31,  December 31,
                                                                 1998       1997
                                                              (Unaudited) (Audited)
                            ASSETS
Property, Plant and Equipment
   Electric utility plant in service - at original cost.......  $10,005      $9,984
   Accumulated depreciation ..................................   (3,633)     (3,570)
                                                                  6,372       6,414

   Construction work in progress - at cost....................      215         185
   Nuclear fuel owned and leased - net of amortization .......      165         167
     Electric utility plant - net.............................    6,752       6,766

   Other property - (net of depreciation, amortization
     and depletion 1998, $59; 1997, $57)......................       54          54
                                                                  6,806       6,820
Investments
   Investment in and advances to electric energy
     projects - at equity ....................................      465         360
   Affiliated companies - at equity ..........................       17          17
   Nuclear plant decommissioning trust fund ..................      179         163
   Financial investments......................................       48          52
   Other - at cost or less ...................................       13          13
                                                                    722         605
Current Assets
   Cash and cash equivalents .................................      148          50
   Current financial investments .............................        6           6
   Accounts receivable (less reserve:  1998, $14; 1997, $16)
       Customers .............................................      193         190
       Other..................................................       70          48
   Unbilled revenues
       Customers..............................................       81          90
       Other..................................................       45          37
   Fuel, materials and supplies - at average cost.............      201         200
   Prepayments ...............................................      102          28
   Deferred income taxes .....................................       21          22
   Other......................................................       27          24
                                                                    894         695

Regulatory Assets and Other Noncurrent Assets ................    1,356       1,365

                                                                 $9,778      $9,485

See accompanying Notes to Financial Statements.

PP&L RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Millions of Dollars)
                                                         March 31,  December 31,
                                                           1998         1997
                                                        (Unaudited)  (Audited)
                      LIABILITIES
Capitalization
  Common equity
    Common stock .......................................        $2           $2
    Capital in excess of par value  ....................     1,685        1,669
    Earnings reinvested.................................     1,195        1,164
    Capital stock expense and other ....................       (26)         (26)
                                                             2,856        2,809
  Preferred stock
    With sinking fund requirements .....................        47           47
    Without sinking fund requirements ..................        50           50
  Company-obligated mandatorily redeemable preferred
    securities of subsidiary trusts holding solely
    company debentures..................................       250          250
  Long-term debt .......................................     2,646        2,585
                                                             5,849        5,741

Current Liabilities
  Short-term debt.......................................       261          135
  Long-term debt due within one year ...................       150          150
  Capital lease obligations due within one year ........        58           58
  Accounts payable .....................................       144          140
  Taxes accrued ........................................       108           40
  Interest accrued .....................................        64           62
  Dividends payable ....................................        76           76
  Other ................................................       105          108
                                                               966          769
Deferred Credits and Other Noncurrent Liabilities
  Deferred investment tax credits  .....................       197          199
  Deferred income taxes ................................     2,026        2,022
  Capital lease obligations ............................        98          113
  Other ................................................       642          641
                                                             2,963        2,975


Commitments and Contingent Liabilities

                                                            $9,778       $9,485

See accompanying Notes to Financial Statements.

PP&L, INC. AND SUBSIDIARIES

     In the opinion of PP&L, the unaudited financial statements included herein reflect all adjustments necessary to present fairly the Consolidated Balance Sheet as of March 31, 1998 and December 31, 1997, and the Consolidated Statement of
Income and Consolidated Statement of Cash Flows for the periods ended
March 31, 1998 and 1997. All nonutility operating transactions are included in "Other Income and (Deductions)" in PP&L's Consolidated Statement of Income.

CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
(Millions of Dollars)

                                                      Three Months
                                                      Ended March 31,
                                                        1998     1997

Operating Revenues
  Electric operations.................................   $616     $655
  Wholesale energy and trading activities.............    245      130
  Total Operating Revenues............................   $861     $785

Operating Expenses
  Operation
    Electric Fuel.....................................    113      111
    Energy purchases..................................    214      116
    Other.............................................    117      117
  Maintenance.........................................     38       35
  Depreciation and amortization.......................     94       92
  Taxes, other than income ...........................     54       56
  Total Operating Expenses............................    630      527

Operating Income .....................................    231      258

Other Income and (Deductions).........................     12        2

Income Before Interest and Income Taxes...............    243      260

Interest Expense......................................     49       53

Income Taxes..........................................     85       87

Net Income............................................    109      120

Dividends on Preferred Stock..........................     12        7

Earnings Available to PP&L Resources, Inc.  ..........    $97     $113

See accompanying Notes to Financial Statements.

PP&L, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(Millions of Dollars)
                                                        Three Months
                                                        Ended March 31,
                                                         1998    1997
Net Cash Provided by Operating Activities............... $186     $206

Cash Flows From Investing Activities
  Property, plant and equipment expenditures............  (79)     (72)
  Proceeds from sales of nuclear fuel to trust..........    1       21
  Purchases of available-for-sale securities ...........   (4)     (28)
  Sales and maturities of available-for-sale securities     4       46
  Other investing activities - net......................    4        1
        Net cash used in investing activities...........  (74)     (32)

Cash Flows From Financing Activities
  Funds deposited for retirement of long-term debt......          (210)
  Payments on capital lease obligations.................  (17)     (19)
  Common and preferred dividends paid...................  (81)     (75)
  Net increase in short-term debt.......................   94       80
        Net cash used in financing activities...........   (4)    (224)

Net Increase (Decrease) in Cash and Cash Equivalents      108      (50)
Cash and Cash Equivalents at Beginning of Period........   15       95
Cash and Cash Equivalents at End of Period.............. $123      $45

Supplemental Disclosures of Cash Flow Information
  Cash paid during the period for:
    Interest (net of amount capitalized)................  $48      $49
    Income taxes........................................  $16      $16

See accompanying Notes to Financial Statements.

PP&L, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Millions of Dollars)
                                                             March 31, December 31,
                                                               1998       1997
                                                             (Unaudited (Audited)
                           ASSETS
Property, Plant and Equipment
  Electric utility plant in service - at original cost....... $10,005      $9,984
  Accumulated depreciation ..................................  (3,633)     (3,570)
                                                                6,372       6,414

  Construction work in progress - at cost ...................     215         185
  Nuclear fuel owned and leased - net of amortization .......     165         167
   Electric utility plant - net .............................   6,752       6,766

  Other property - (net of depreciation, amortization
    and depletion 1998, $59; 1997, $57) .....................      53          54
                                                                6,805       6,820

Investments
  Affiliated companies - at equity ..........................      17          17
  Nuclear plant decommissioning trust fund ..................     179         163
  Loan to parent.............................................     375         375
  Financial investments .....................................      48          52
  Other - at cost or less ...................................      13          13
                                                                  632         620

Current Assets
  Cash and cash equivalents .................................     123          15
  Current financial investments .............................       6           6
  Accounts receivable (less reserve:  1998, $14; 1997, $16)
    Customers ...............................................     191         188
    Other ...................................................      78          64
  Unbilled revenues
    Customers................................................      81          90
    Other....................................................      41          36
  Fuel, material and supplies - at average cost .............     201         200
  Prepayments ...............................................      98          26
  Deferred income taxes .....................................      21          22
  Other .....................................................      27          23
                                                                  867         670

Regulatory Assets and Other Noncurrent Assets ...............   1,342       1,362

                                                               $9,646      $9,472









See accompanying Notes to Financial Statements.

PP&L, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Millions of Dollars)
                                                        March 31,  December 31,
                                                           1998       1997
                                                        (Unaudited) (Audited)
                      LIABILITIES
Capitalization
  Common equity
    Common stock .......................................   $1,476      $1,476
    Additional paid-in capital .........................       64          64
    Earnings reinvested ................................    1,119       1,092
    Capital stock expense and other  ...................      (20)        (20)
                                                            2,639       2,612
  Preferred stock
    With sinking fund requirements .....................      295         295
    Without sinking fund requirements ..................      171         171
  Company-obligated mandatorily redeemable preferred
    securities of subsidiary trusts holding solely
    company debentures..................................      250         250
  Long-term debt .......................................    2,484       2,483
                                                            5,839       5,811

Current Liabilities
  Short-term debt ......................................      139          45
  Long-term debt due within one year ...................      150         150
  Capital lease obligations due within one year ........       58          58
  Accounts payable .....................................      147         148
  Taxes accrued ........................................      107          40
  Interest accrued .....................................       63          59
  Dividends payable ....................................       82          81
  Other ................................................      102         107
                                                              848         688

Deferred Credits and Other Noncurrent Liabilities
  Deferred investment tax credits ......................      197         199
  Deferred income taxes ................................    2,024       2,022
  Capital lease obligations  ...........................       98         113
  Other ................................................      640         639
                                                            2,959       2,973

Commitments and Contingent Liabilities ....................

                                                           $9,646      $9,472





See accompanying Notes to Financial Statements.

                    PP&L Resources, Inc. and PP&L, Inc.
                       Notes to Financial Statements


	Terms and abbreviations appearing in Notes to Financial Statements are explained in the glossary.

1.  Interim Financial Statements

	Certain information in footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, has been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the SEC. These financial statements should be read in conjunction with the financial statements and notes included in PP&L Resources' and PP&L's Annual Reports to the SEC on Form 10-K for the year ended December 31, 1997.

	Certain amounts in the March 31, 1997 and December 31, 1997 financial statements have been reclassified to conform to the presentation in the March 31, 1998 financial statements. The most significant reclassifications have been made in the Consolidated Statement of Income. This Statement has been modified to better reflect the changing nature of the business from a regulated electric utility to a full-service provider of retail and wholesale energy and related products and services. The revenues and expenses of PP&L Global, PP&L Spectrum and H.T. Lyons are now reflected in "Operating Income." Previously, the results of these non-regulated affiliates were included in "Other Income and (Deductions)." In addition, the revenues generated by PP&L's wholesale energy and trading activities are now separately disclosed. Finally, income taxes are no longer reflected as "Operating Expense," which was the traditional disclosure used by utilities.

2.	PUC Restructuring Proceeding

	Reference is made to PP&L Resources' and PP&L's Annual Reports to the SEC on Form 10-K for the year ended December 31, 1997, regarding PP&L's
April 1, 1997 filing of its restructuring plan with the PUC pursuant to the Customer Choice Act. On April 7, 1998, the recommended decision of the Administrative Law Judge was issued. The following are the major elements of the recommended decision:

	1. The recommended decision makes certain adjustments to PP&L's stranded cost claim which had been proposed by the OTS. Although the recommended decision does not quantify the level of stranded cost recovery that would result from the recommended decision, PP&L estimates the impact of the adjustments at approximately $350 million and the level of permitted stranded cost recovery at $4.14 billion.

	2. The recommended decision accepts PP&L's estimates of future competitive market prices used to determine stranded costs.

	3. The recommended decision accepts PP&L's proposed code of conduct and rejects proposals to prohibit PP&L from using its corporate name in the competitive marketplace.

	4. The recommended decision accepts PP&L's proposed consumer education program and universal service program.

	5. The recommended decision adopts the schedule for retail customer choice contained in the Customer Choice Act, phasing in all customers over three years beginning on January 1, 1999.

	On April 27, 1998, all of the major parties, including PP&L, filed exceptions to the recommended decision. PP&L's exceptions generally support the recommended decision, but contest several specific adjustments made in the recommended decision to PP&L's stranded cost claim. The parties' replies to these exceptions were filed on May 7. The PUC will review the recommended decision, exceptions and replies to exceptions and is expected to issue its final order in the proceeding on June 4, 1998.

	The PUC's final order may result in changes to components or assumptions in PP&L's restructuring plan or to findings or conclusions in the recommended decision that could have an adverse effect on the level of the CTC used to collect stranded costs from customers, the amount of stranded costs that are recoverable through the CTC or the overall amount of revenues to be collected from customers. Accordingly, PP&L Resources and PP&L are unable to predict the ultimate effect of the Customer Choice Act or the PUC's final order in the restructuring proceeding on their financial position, their results of operation, future PP&L rate levels, internally generated funds, the need or ability to issue securities to meet future capital requirements or the ability to maintain the common stock dividend at the current level.

3.  Accounting for the Effects of Certain Types of Regulation

	The FASB's Emerging Issues Task Force (EITF) has addressed the appropriateness of the continued application of SFAS 71 by utilities in states that have enacted restructuring legislation similar to the Customer Choice Act. The EITF issued its statement 97-4 (Deregulation of the Pricing of Electricity -- Issues Related to the Application of FASB Statements 71 and 101), which concluded that utilities should discontinue application of SFAS 71 for the generation portion of their business when a deregulation plan is in place and its terms are known. For PP&L, this will be upon the issuance of the PUC's restructuring order on June 4, 1998. One of the EITF's key conclusions is that utilities should continue to carry on their books some or all of their regulatory assets and liabilities that originated in the generation portion of the business if the regulatory cash flows to realize and settle them will be derived from the regulated portion of the business (e.g., transmission and distribution). In addition, costs or obligations of the generation portion of the business that are incurred after application of SFAS 71 ceases and that are covered by the regulated cash flows for the portion of the business that remains regulated on a cost of service basis would also meet the criteria to be considered regulatory assets or liabilities.

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

	Given the current regulatory environment, PP&L's electric transmission and distribution businesses are expected to remain regulated on a cost-of-service basis and, as a result, the provisions of SFAS 71 should continue to apply to those businesses. The impact of the discontinuance of application of SFAS 71 to the generation portion of PP&L's business will depend to a large degree upon the outcome of the restructuring proceeding currently pending before the PUC. See Financial Note 2 for a discussion of the potential financial impacts of that proceeding.

FERC Proceedings

	Under FERC Order 888, 16 small utilities which have power supply agreements with PP&L signed before July 11, 1994, requested and were provided with PP&L's current estimate of its stranded costs applicable to these customers if they were to terminate their agreements in 1999. PP&L has now executed settlement agreements with these customers. Subject to certain conditions, these settlement agreements provide for continued power supply by PP&L to 15 of these small utilities through January 2004. The agreements were filed for FERC approval in March 1998. If FERC approves the agreements as filed, PP&L would be required to write off a portion of its stranded costs applicable to these customers. The amount of this write-off is currently estimated at approximately $28 million after-tax, or 17 cents per share of common stock. FERC action on this matter is expected in mid-1998.

4.  Rate Matters

Base Rate Filing with the PUC

	Reference is made to PP&L Resources' and PP&L's Annual Reports to the SEC on Form 10-K for the year ended December 31, 1997, regarding the PUC Decision's treatment of the recovery of Pennsylvania Gross Receipts Tax
(GRT) on uncollectible revenues. PP&L had requested an allowance for GRT on the full amount of revenue approved by the PUC, while the OCA had proposed a $745,000 annualized adjustment to disallow GRT on revenues that PP&L will not be able to collect. The PUC had rejected the OCA's proposed adjustment. The Commonwealth Court reversed the PUC Decision and remanded that issue to the PUC for adjustment of the allowance. The recommended decision of the Administrative Law Judge in PP&L's PUC restructuring proceeding (see Financial Note 2) accepted PP&L's proposal to reflect the retail rate impacts associated with this item in the rates established in that proceeding.

5. Sales to Other Electric Utilities

	PP&L provided Atlantic with 125,000 kilowatts of capacity (summer rating) and related energy from its wholly owned coal-fired stations.
Sales to Atlantic under that agreement expired in March 1998. PP&L expects to be able to resell the returning capacity and energy at market prices.

	PP&L will provide JCP&L with 378,000 kilowatts of capacity and related energy from all of its generating units during 1998. This amount will decline to 189,000 kilowatts in 1999. The agreement with JCP&L will terminate on December 31, 1999. PP&L expects to be able to resell the returning capacity and energy at market prices.

	Under a separate agreement, PP&L is providing 150,000 kilowatts of additional capacity and energy to JCP&L. This capacity and energy will increase to 200,000 kilowatts in June 1998, and then to 300,000 kilowatts in June 1999 through the end of the agreement in May 2004. Prices for this capacity and energy reflect market conditions.

6.  Credit Arrangements and Financing Activity

	From January through April 1998, PP&L Resources issued $31 million of common stock through the DRIP.

	In March 1998, the 364-day revolving credit agreement for PP&L and PP&L Capital Funding was increased from $150 million to $350 million. This increase, when added to the $300 million five-year revolving credit agreement of PP&L and PP&L Capital Funding, brings to $650 million the total amount of revolving credit available to PP&L and PP&L Capital Funding under these joint agreements. As of March 31, 1998, $122 million was outstanding under the five-year revolving credit agreement.

	In March 1998, PP&L Capital Funding sold $60 million of medium-term notes having a five-year term. The proceeds from this sale were used to repay $60 million of short-term borrowings under the revolving credit facilities described above to provide interim financing for investments made by PP&L Global. As of March 31, 1998, $162 million of these medium-term notes were outstanding.

	PP&L Capital Funding also established a commercial paper program in March 1998. As with all PP&L Capital Funding debt, the commercial paper is guaranteed by PP&L Resources. Through April 30, 1998, $108 million of this commercial paper was issued, to pay off borrowings under the five-year revolving credit agreement. Proceeds from future commercial paper issuances will be used to provide financing for the working capital needs of PP&L Resources and its subsidiaries.

	On April 1, 1998, PP&L retired $150 million principal amount of First Mortgage Bonds, 5-1/2% series that matured on that date.

	On May 5, 1998 PP&L issued $200 million First Mortgage Bonds, 6-1/8% Reset Put Securities Series due 2006. In connection with this issuance, PP&L assigned to a third party the option to call the bonds from the holders on May 1, 2001. These bonds will mature on May 1, 2006, but will be required to be surrendered by the existing holders on May 1, 2001 either through the exercise of the call option by the callholder or, if such option is not exercised, through the automatic exercise of a mandatory put by the trustee on behalf of the bondholders. If the call option is exercised, the bonds will be remarketed and the interest rate will be reset for the remainder of their term to the maturity date. If the call option is not exercised, the mandatory put will be exercised and PP&L will be required to repurchase the bonds at 100% of their principal amount on May
1, 2001. Proceeds from the sale of the bonds were used to retire $116 million of unsecured term loans and to reduce outstanding commercial paper balances.

	Refer to PP&L Resources' and PP&L's Annual Reports to the SEC on Form 10-K for the year ended December 31, 1997 for additional information on credit arrangements and financing activities.

7.  Commitments and Contingent Liabilities

	There have been no material changes related to PP&L Resources' or PP&L's commitments and contingent liabilities since the companies filed their joint 1997 Form 10-K.

	For discussion pertaining to PP&L Resources' and PP&L's credit arrangements and financing activities, see Financial Note 6.

Nuclear Insurance

	PP&L is a member of certain insurance programs which provide coverage for property damage to members' nuclear generating stations. Facilities at the Susquehanna station are insured against property damage losses up to $2.75 billion under these programs. PP&L is also a member of an insurance program which provides insurance coverage for the cost of replacement power during prolonged outages of nuclear units caused by certain specified conditions. Under the property and replacement power insurance programs, PP&L could be assessed retroactive premiums in the event of the insurers' adverse loss experience. At April 1, 1998, the maximum amount PP&L could be assessed under these programs was about $29 million.

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

	PP&L has met the initial ambient ozone requirements of the Clean Air Act by reducing nitrogen oxide emissions by nearly 50% through the use of low nitrogen oxide burners. Further seasonal (i.e., 5 month) nitrogen oxide reductions to 55% and 75% of 1990 levels for 1999 and 2003, respectively, are specified under the Northeast Ozone Transport Region's Memorandum of Understanding. The PA DEP has finalized regulations which require PP&L to reduce its ozone seasonal NOx by 57% beginning in 1999.

	The EPA has finalized new national standards for ambient levels of ground-level ozone and fine particulates. Based in part on the new ozone standard, the EPA has proposed NOx emission limits for 22 states, including Pennsylvania, which in effect require approximately an 80% reduction from the 1990 level in Pennsylvania in the 2005-2012 timeframe. The new particulates standard may require further reductions in both NOx and SO2 and may extend the reductions from seasonal to year round.

	Under the Clean Air Act, the EPA has been studying the health effects of hazardous air emissions from power plants and other sources, in order to determine whether those emissions should be regulated. Recently, the EPA released a technical report of its findings to-date. The EPA concluded that mercury is the utility air toxic of greatest concern but that more evaluation is needed before it can determine whether regulation of air toxics from fossil fuel plants is necessary.

	Expenditures to meet the 2000 acid rain and 1999 NOx reduction requirements are included in the table of projected construction expenditures in the section entitled "Financial Condition - Capital Expenditure Requirements" in the Review of the Financial Condition and Results of Operations in the 1997 Form 10-K. PP&L currently estimates that additional capital expenditures and operating costs for environmental compliance under the Clean Air Act will be incurred beyond 2002 in amounts which are not now determinable but which could be material.

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

	Groundwater degradation related to fuel oil leakage from underground facilities and seepage from coal refuse disposal areas and coal storage piles has been identified at several PP&L generating stations. Remedial work related to oil leakage is substantially completed at two generating
stations.   At this time, the only other remedial work being planned is to abate a localized groundwater degradation problem associated with a waste disposal impoundment at the Montour plant.

	The recently issued final NPDES permit for the Montour plant contains stringent limits for iron and chlorine discharges. Depending on the results of a toxic reduction study to be conducted, additional water treatment facilities or operational changes may be needed at this plant.

	Capital expenditures through the year 2002 to comply with the residual waste regulations, to correct groundwater degradation at fossil-fueled generating stations, and to address waste water control at PP&L facilities are included in the table of construction expenditures in the section entitled "Financial Condition - Capital Expenditure Requirements" in the Review of the Financial Condition and Results of Operations in the 1997
Form 10-K. In this regard, PP&L currently estimates that $6.5 million of additional capital expenditures may be required in the next four years to close some of the ash basins and address other ash basin issues at various generating plants. Additional capital expenditures could be required beyond the year 2002 in amounts which are not now determinable but which could be material. Actions taken to correct groundwater degradation, to comply with the DEP's regulations and to address waste water control are also expected to result in increased operating costs in amounts which are not now determinable but which could be material.

	Superfund and Other Remediation

	In 1995, PP&L entered into a consent order with the DEP to address a number of sites where PP&L may be liable for remediation of contamination. This may include potential PCB contamination at certain PP&L substations and pole sites; potential contamination at a number of coal gas manufacturing facilities formerly owned and operated by PP&L; and oil or other contamination which may exist at some of PP&L's former generating facilities. As of March 31, 1998, PP&L has completed work on slightly more than half of the sites included in the consent order.

	At March 31, 1998, PP&L had accrued $8.1 million, representing the amount PP&L can reasonably estimate it will have to spend to remediate sites involving the removal of hazardous or toxic substances, including those covered by the consent order mentioned above. Future cleanup or remediation work at sites currently under review, or at sites not currently identified, may result in material additional operating costs which PP&L cannot estimate at this time. In addition, certain federal and state statutes, including Superfund and the Pennsylvania Hazardous Sites Cleanup Act, empower certain governmental agencies, such as the EPA and the DEP, to seek compensation from the responsible parties for the lost value of damaged natural resources. The EPA and the DEP may file such compensation claims against the parties, including PP&L, held responsible for cleanup of such sites. Such natural resource damage claims against PP&L could result in material additional liabilities.

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

Source of Labor Supply

	At March 31, 1998, PP&L had a total of 6,337 full-time employees. Approximately 65 percent of these full-time employees are represented by the IBEW. The labor agreement with the IBEW expires on May 17, 1998. Representatives of PP&L and the IBEW are currently meeting to negotiate a new agreement.

8.  New Accounting Standards

	In February 1998, the FASB issued SFAS 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" which is effective for fiscal years beginning after December 15, 1997. The adoption of this statement is not expected to have a material impact on the financial statements of PP&L Resources or PP&L.

                   PP&L Resources, Inc. and PP&L, Inc.

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations

	The financial condition and results of operations of PP&L are currently the principal factors affecting the financial condition and results of operations of PP&L Resources. Unless specifically noted, fluctuations are primarily due to activities of PP&L. This discussion should be read in conjunction with the section entitled "Review of the Financial Condition and Results of Operations of PP&L Resources, Inc. and PP&L, Inc." in PP&L Resources' and PP&L's Annual Report to the SEC on Form 10-K for the year ended December 31, 1997.

	Terms and abbreviations appearing in Management's Discussion and Analysis of Financial Condition and Results of Operations are explained in the glossary.

Forward-looking Information

	Certain statements contained in this Form 10-Q concerning expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts, are "forward-looking statements" within the meaning of the federal securities laws. Although PP&L Resources and PP&L believe that the expectations reflected in these statements are reasonable, there can be no assurance that these expectations will prove to have been correct. These forward-looking statements involve a number of risks and uncertainties, and actual results may differ materially from the results discussed in the forward-looking statements. The following are among the important factors that could cause actual results to differ materially from the forward-looking statements: state and federal regulatory developments, especially the PUC's final order on PP&L's
April 1, 1997 restructuring filing; new state or federal legislation; national or regional economic conditions; weather variations affecting customer energy usage; competition in retail and wholesale power markets; the need for and effect of any business or industry restructuring; PP&L Resources' and PP&L's profitability and liquidity; new accounting requirements or new interpretations or applications of existing requirements; system conditions and operating costs; performance of new ventures; political, regulatory or economic conditions in foreign countries; exchange rates; and PP&L Resources' and PP&L's commitments and liabilities. Any such forward-looking statements should be considered in light of such important factors and in conjunction with PP&L Resources' and PP&L's other documents on file with the SEC.

                           Results of Operations

	The following discussion explains material changes in principal items on the Consolidated Statement of Income comparing the three months ended March 31, 1998, to the comparable period ended March 31, 1997.

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

Earnings

                                  Three Months Ended March 31,
                                         1998     1997
Earnings per share - excluding
  weather variances                     $0.71    $0.76
Weather variances on billed sales       (0.11)   (0.04)
Earnings per share - reported           $0.60    $0.72

	Excluding the impact of weather, earnings per share were $.05 lower for the three months ended March 31, 1998, when compared with the same period in 1997. Earnings changes for these periods, excluding weather variances, were primarily the net effect of the following:

                                                     Three Months Ended
                                                     March 31, 1998 vs.
                                                       March 31, 1997
                                                         (Per Share)
o Lower retail electric revenues, due to lower
  unbilled revenues and lower sales volume,
  partially due to the closing of a steel plant;          $ (0.02)

o Higher sales of reservation of electrical
  output and capacity credits to other utilities;            0.05

o Lower earnings from PP&L Global,
  primarily due to higher interest costs related
  to additional investments;                                (0.02)

o Net reduction in revenues due to the
  phase-down of the contract with JCP&L;                    (0.02)

o Higher other operating costs, primarily due
  to increased costs associated with computer
  information systems and the timing of plant
  maintenance work; and                                     (0.03)

o Higher depreciation expense due to nuclear
  plant additions and an increase in nuclear
  plant removal charges.                                    (0.01)

       Earnings Change                                     $(0.05)

	The costs of establishing the organization and programs to meet retail competition in Pennsylvania are estimated to be approximately $35 million more in 1998 than in 1997. These expenses will adversely affect 1998 earnings. In addition, the settlement agreements with 16 small utilities, if approved by the FERC as filed, would require PP&L to write off a portion of its stranded costs applicable to these customers. The amount of this write-off is currently estimated at approximately $28 million after-tax, or 17 cents per share of common stock. See Financial Note 3 for additional information. The reduction in contractual bulk power sales to JCP&L and other major utilities will also continue to adversely impact earnings over the next few years. However, the efforts of the Energy Marketing Center to resell the returning electric energy and capacity on the open market, along with its other energy trading activities, is expected to continue to offset the loss in revenues from declining contractual sales. Finally, the Customer Choice Act and the regulatory and business developments related thereto could have a major impact on the future financial performance of PP&L.

PUC Restructuring Proceeding

	Reference is made to PP&L Resources' and PP&L's Annual Reports to the SEC on Form 10-K for the year ended December 31, 1997, regarding PP&L's
April 1, 1997 filing of its restructuring plan with the PUC pursuant to the Customer Choice Act. On April 7, 1998, the recommended decision of the Administrative Law Judge was issued. The following are the major elements of the recommended decision:

	1. The recommended decision makes certain adjustments to PP&L's stranded cost claim which had been proposed by the OTS. Although the recommended decision does not quantify the level of stranded cost recovery that would result from the recommended decision, PP&L estimates the impact of the adjustments at approximately $350 million and the level of permitted stranded cost recovery at $4.14 billion.

	2. The recommended decision accepts PP&L's estimates of future competitive market prices used to determine stranded costs.

	3. The recommended decision accepts PP&L's proposed code of conduct and rejects proposals to prohibit PP&L from using its corporate name in the competitive marketplace.

	4. The recommended decision accepts PP&L's proposed consumer education program and universal service program.

	5. The recommended decision adopts the schedule for retail customer choice contained in the Customer Choice Act, phasing in all customers over three years beginning on January 1, 1999.

	On April 27, 1998, all of the major parties, including PP&L, filed exceptions to the recommended decision. PP&L's exceptions generally support the recommended decision, but contest several specific adjustments made in the recommended decision to PP&L's stranded cost claim. The parties' replies to these exceptions were filed on May 7. The PUC will review the recommended decision, exceptions and replies to exceptions and is expected to issue its final order in the proceeding on June 4, 1998.

	The PUC's final order may result in changes to components or assumptions in PP&L's restructuring plan or to findings or conclusions in the recommended decision that could have an adverse effect on the level of the CTC used to collect stranded costs from customers, the amount of stranded costs that are recoverable through the CTC or the overall amount of revenues to be collected from customers. Accordingly, PP&L Resources and PP&L are unable to predict the ultimate effect of the Customer Choice Act or the PUC's final order in the restructuring proceeding on their financial position, their results of operation, future PP&L rate levels, internally generated funds, the need or ability to issue securities to meet future capital requirements or the ability to maintain the common stock dividend at the current level.




Electric Energy Sales

	The increases (decreases) in PP&L's electric energy sales were attributable to the following:

                                        March 31, 1998 vs. March 31, 1997
                                               Three Months Ended
                                               (Millions of kWh)

                                        Change               % Change

Retail Electric Sales:
  Residential                            (278)                (7.6)%
  Commercial                              (67)                (2.5)
  Industrial                              (44)                (1.8)
  Other                                     3                  8.0
    Total                                (386)                (4.4)

Wholesale Energy                        4,960                128.1

	The decrease in retail electric sales was primarily due to milder weather during the first quarter of 1998 as compared to 1997. If normal weather conditions had been experienced in the first quarter of both 1997 and 1998, total retail electric sales for the first three months of 1998 would have decreased by about 43 million kWh, or 0.5%, from 1997; residential sales would have decreased by 0.1%; and commercial sales would have increased by 0.1%. The decrease in energy delivered to industrial customers was primarily due to a steel plant closing. If the steel industry is excluded, energy delivered to industrial customers would have increased 0.8% in the first quarter of 1998, and total retail electric sales would have increased 0.2% in the same period.

	The increase in wholesale energy sales, which include sales to other utilities and energy marketers through contracts, spot market transactions or power pool arrangements, was primarily the result of increased generation from PP&L units and the increased activity of the Energy Marketing Center.

Operating Revenues:  Electric Operations

	The decrease in operating revenues from electric operations was attributable to the following:

                                         March 31, 1998 vs. March 31, 1997
                                               Three Months Ended
                                              (Millions of Dollars)

Retail Electric Revenues
     Weather effect                                   $(26)
     Sales volume and sales mix effect                 (10)
     Unbilled revenues                                  (6)
Other, net                                               3
                                                      $(39)

	Operating revenues from electric operations decreased by $39 million, or 6.0%, for the three months ended March 31, 1998 when compared to the same period in 1997. Most of the decrease can be attributed to the milder weather in the Northeast during the first quarter of 1998. This period saw the largest weather impact on earnings in the 27 years PP&L has tracked weather effects.

	Weather-normalized retail electric revenues also declined during the first quarter of 1998. This was due in part to a steel plant closing.

Operating Revenues:  Wholesale Energy and Trading Activities

	The increase in total operating revenues from wholesale energy and trading activities was attributable to the following:

                                        March 31, 1998 vs. March 31, 1997
                                               Three Months Ended
                                              (Millions of Dollars)

     Market-based transactions                        $ 85
     PJM                                                18
     Cost-based contracts                               (7)
     Reservation/capacity credits                       15
     Other                                               4
                                                      $115

	Revenues from wholesale energy and trading activities increased by $115 million for the three months ended March 31, 1998 when compared to the same period in 1997, despite the phase-down of the capacity and energy sales agreement with JCP&L. The first quarter market-based transactions increased $85 million over the same period in 1997. This increase reflects PP&L's continued emphasis on competing in wholesale markets. This emphasis is also reflected in the $15 million increase in revenues from the sales of reservation charges and capacity credits in 1998. PP&L was also able to supply PJM with more energy in the first quarter of 1998 due to warm weather, which resulted in lower PP&L customer load, and increased availability of generating units.

Energy Related Businesses

	Energy related businesses contributed $5 million and $6 million to Operating Income for the three months ended March 31, 1998 and 1997, respectively. These results were primarily from PP&L Global's investments in world-wide energy projects. Energy related businesses - PP&L Global, PP&L Spectrum and H.T. Lyons - are expected to provide an increasing share of PP&L Resources' earnings in the future.

Energy Purchases

	Energy purchases for the three months ended March 31, 1998 increased $98 million over the comparable period in 1997. This increase was primarily due to greater quantities of energy purchased from other utilities to meet increased trading activities of the Energy Marketing Center. This increase was slightly offset by a decrease in purchases from PJM, due to less costly generation available from other power sources and the buyout of certain NUG contracts.

                            Financial Condition

	After the PUC issues its final order in PP&L's restructuring proceeding (see "PUC Restructuring Proceeding" on page 19), PP&L Resources plans to conduct an overall assessment of its financial position in order to identify additional measures to be taken to meet the challenges of the competitive marketplace. Among other things, this assessment will include a review of operating expenses, capital expenditures and the book value of generating assets. It also will include an examination of the appropriate level of PP&L Resources' common stock dividend to determine the dividend payout ratio that allows PP&L Resources to properly balance current returns to shareowners through dividends with the opportunity for growth in shareowner value through the reinvestment of retained earnings.

Financing Activities

	The following financing activities have occurred to date in 1998:

	o	From January through April 1998, PP&L Resources issued $31 million of common stock through the DRIP.

	o	In March 1998, the 364-day revolving credit agreement for PP&L and
PP&L Capital Funding was increased from $150 million to $350 million. This increase, when added to the $300 million five-year revolving credit agreement of PP&L and PP&L Capital Funding, brings to $650 million the total amount of revolving credit available to PP&L and PP&L Capital Funding under these joint agreements. As of March 31, 1998, $122 million was outstanding under the five-year revolving credit agreement.

	o	In March 1998, PP&L Capital Funding sold $60 million of medium-
term notes having a five-year term.

	o	PP&L Capital Funding also established a commercial paper program in March 1998. Through April 30, 1998, $108 million of commercial paper was issued to pay off borrowings under the five-year revolving credit agreement.

	o	On April 1, 1998, PP&L retired $150 million principal amount of
First Mortgage Bonds, 5-1/2% series that matured on that date.

	o	On May 5, 1998 PP&L issued $200 million First Mortgage Bonds, 6-
1/8% Reset Put Securities Series due 2006. In connection with this issuance, PP&L assigned to a third party the option to call the bonds from the holders on May 1, 2001. These bonds will mature on May 1, 2006, but will be required to be surrendered by the existing holders on May 1, 2001 either through the exercise of the call option by the callholder or, if such option is not exercised, through the automatic exercise of a mandatory put by the trustee on behalf of the bondholders. If the call option is exercised, the bonds will be remarketed and the interest rate will be reset for the remainder of their term to the maturity date. If the call option is not exercised, the mandatory put will be exercised and PP&L will be required to repurchase the bonds at 100% of their principal amount on May 1, 2001.

	Refer to Financial Note 6 for additional information on credit arrangements and financing activities.

Financing and Liquidity

	The change in cash and cash equivalents for PP&L Resources for the three months ended March 31, 1998 increased $127 million from the comparable period in 1997. The reasons for this change were:

o	A $28 million decrease in cash provided by operating activities, partially due to a revenue loss associated with the energy credits mandated for pilot program customers and to payments for a buyout of a contract with a non-utility generator.

o	A $159 million increase in cash used in investing activities, primarily due to an increase in the amount of investment in electric energy projects by PP&L Global. Fewer purchases and sales of available-for-sale securities and lower proceeds from the sale of nuclear fuel resulted in less cash being provided by investing activities.

o	A $314 million increase in cash provided by financing activities as a result of a $60 million increase in the issuance of long-term debt and a $210 decrease in the retirement of long-term debt. In addition, the increase in short-term debt was $44 greater in the first quarter of 1998 than in the comparable period in 1997.

	PP&L's projected internally generated funds would be sufficient to permit PP&L to retire about $391 million of its long-term debt during 1999-2002.

	Outside financing, in amounts not currently determinable, or the liquidation of certain financial investments, may be required over the next five years to finance investments in world-wide energy projects by PP&L Global.

Financial Indicators

	The ratio of PP&L Resources pre-tax income to interest charges was 4.4 and 4.6 for the three months ended March 31, 1998 and 1997, respectively.
The annual per share dividend rate on common stock remained unchanged at $1.67 per share. The ratio of the market price to book value of common stock was 137% at March 31, 1998, compared with 118% at March 31, 1997.

Unregulated Investments

		PP&L Global continues to pursue opportunities to develop and acquire electric generation, transmission and distribution facilities in the United
States and abroad.

	As of March 31, 1998, PP&L Global had investments and commitments of approximately $465 million in distribution, transmission and generation facilities in the United Kingdom, Bolivia, Peru, Argentina, Spain,
Portugal, Chile and El Salvador. PP&L Global's major investments to date are SWEB, Emel and DelSur.

	During the first quarter of 1998, PP&L Global acquired an additional 369,000 shares of Emel at a cost of approximately $6 million, increasing its ownership interest to 27.6%. In February 1998, PP&L Global and Emel acquired a 75% interest in DelSur, an electric distribution company serving 193,000 customers in El Salvador, for approximately $180 million. Under the purchase agreement, PP&L Global directly acquired 37.5% of DelSur and Emel acquired the other 37.5%. DelSur is one of five electricity distribution companies in El Salvador that are being privatized by the government.

	PP&L Resources has two other unregulated subsidiaries. PP&L Spectrum offers energy-related products and services. H.T. Lyons is a heating, ventilating and air-conditioning firm. Other subsidiaries may be formed by PP&L Resources to take advantage of new business opportunities.



Commitments and Contingent Liabilities

	There have been no material changes related to PP&L Resources' or PP&L's commitments and contingent liabilities since the companies filed their joint 1997 Form 10-K.

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

	Federal Activities

	Reference is made to Financial Note 3 for a discussion of PP&L's settlement with 16 small utilities.

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

Year 2000 Computer Issue

	PP&L Resources and its subsidiaries utilize computer-based systems throughout their businesses. In the year 2000, these systems will face a potentially serious problem with recognizing calendar dates. Without corrective action, this problem could result in computer shutdown or erroneous calculations. Plans and procedures have been developed to achieve Year 2000 compliance by assessing and remediating the problem in application software, hardware, plant control systems and devices containing embedded microprocessors. It is anticipated that this project will be completed on a timely basis, with all major computer systems to be fully Year 2000 compliant by mid-1999. Efforts are also underway with respect to compliance by critical suppliers and business partners. Based upon present assessments, PP&L Resources estimates that it will incur approximately $15 million in Year 2000 remediation costs. These costs are being expensed as incurred.

                          PP&L RESOURCES, INC. AND
                         PP&L, INC. AND SUBSIDIARIES

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

	Reference is made to Notes to Financial Statements for information concerning rate matters and PP&L's restructuring proceeding before the PUC under the Customer Choice Act.


Item 6.  Exhibits and Reports on Form 8-K

	(a)  Exhibits

	     27 - Financial Data Schedule

	(b)  Reports on Form 8-K

	     Report dated January 28, 1998

	     Item 5.  Other Events

	     Information regarding the retirement of the Senior Vice President-Financial of PP&L Resources, Inc. and PP&L, Inc.







GLOSSARY OF TERMS AND ABBREVIATIONS

Atlantic - Atlantic City Electric Company

Clean Air Act (Federal Clean Air Act Amendments of 1990) - legislation enacted to address environmental issues including acid rain, ozone and toxic air emissions.

CTC - Competitive transition charge

Customer Choice Act - (Pennsylvania Electricity Generation Customer Choice and Competition Act) - legislation enacted to restructure the state's electric utility industry to create retail access to a competitive market for generation of electricity

DelSur - Distributidora de Electricidad del Sur, an electric distribution company in El Salvador

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

GRT - Gross Receipts Tax

H.T. Lyons - H.T. Lyons, Inc., a PP&L Resources unregulated subsidiary specializing in heating, ventilating and air-conditioning.

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

PECO - PECO Energy Company

PJM (PJM Interconnection, L.L.C.) - operates the electric transmission network and electric energy market in the mid-Atlantic region of U.S.

PP&L - PP&L, Inc.

PP&L Capital Funding - PP&L Capital Funding, Inc., PP&L Resources' financing subsidiary

PP&L Global - PP&L Global, Inc., a PP&L Resources unregulated subsidiary which invests in and develops world-wide power projects

PP&L Resources - PP&L Resources, Inc., the parent holding company of PP&L, PP&L Global, PP&L Spectrum and other subsidiaries

PP&L Spectrum - PP&L Spectrum, Inc., a PP&L Resources unregulated subsidiary which offers energy-related products and services

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

Year 2000 - A set of date-related problems that may be experienced by a software system or application.

                                 SIGNATURE

	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiary.


                                    PP&L Resources, Inc.
                                        (Registrant)

                                    PP&L, Inc.
                                        (Registrant)





Date:  May 13, 1998                   /s/ John R. Biggar
                                          John R. Biggar
                                Senior Vice President - Financial
                                  (PP&L Resources, Inc. and PP&L, Inc.)



                                     /s/ Joseph J. McCabe
                                         Joseph J. McCabe
                                Vice President & Controller
                                  (PP&L Resources, Inc. and PP&L, Inc.)