Form 10-Q
period 1998-09-30
PP&L RESOURCES INC
filed 1998-11-12
CIK 922224

                                United States
                     Securities and Exchange Commission
                            Washington, DC   20549


                                   Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the quarterly period ended  September 30, 1998

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

PP&L Resources, Inc.                  Common stock, $.01 par value,
                                      157,164,916 shares outstanding at
                                      October 31, 1998, excluding
                                      17,001,100 shares held as treasury
                                      stock
PP&L, Inc.                            Common stock, no par value,
                                      157,300,382, shares outstanding and
                                      all held by PP&L Resources, Inc. at
                                      October 31, 1998

                              PP&L RESOURCES, INC.
                                       AND
                                   PP&L, INC.




                                     FORM 10-Q
                       FOR THE QUARTER ENDED SEPTEMBER 30, 1998


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


   Item 2. Management's Discussion and Analysis of
	           Financial Condition and Results of Operations
               PP&L Resources, Inc. and PP&L, Inc.

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings

         Item 6. Exhibits and Reports on Form 8-K

GLOSSARY OF TERMS AND ABBREVIATIONS

SIGNATURES

COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

PP&L RESOURCES, INC. AND SUBSIDIARIES
Part 1. FINANCIAL INFORMATION
Item 1. Financial Statements

     In the opinion of PP&L Resources, the unaudited financial statements included herein reflect all adjustments necessary to present fairly the Consolidated Balance Sheet as of
September 30, 1998 and December 31, 1997, and the Consolidated Statement of Income and
Consolidated Statement of Cash Flows for the periods ended September 30, 1998 and 1997.  PP&L
Resources is the parent holding company of PP&L, PP&L Global, PP&L Spectrum, PP&L Capital
Funding, H. T. Lyons, Penn Fuel Gas and McClure.  PP&L constitutes substantially all of PP&L
Resources' assets, revenues and earnings.

CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
(Millions of Dollars, except per share data)

                                                       Three Months     Nine Months
                                                 Ended September 30, Ended September 30,
                                                     1998     1997    1998     1997
Operating Revenues
  Electric operations..............................    $647    $586   $1,822  $1,790
  Gas operations...................................       6                6
  Wholesale energy and trading activities..........     483     192      987     459
  Energy related businesses........................      30      14       69      31
  Total Operating Revenues.........................   1,166     792    2,884   2,280

Operating Expenses
  Operation
    Cost of electric fuel..........................     147     133      378     349
    Cost of natural gas and propane................       2                2
    Energy purchases...............................     415     138      846     358
    Other operating................................     174     125      434     363
  Maintenance......................................      39      46      130     130
  Depreciation and amortization....................      68      94      257     279
  Taxes, other than income ........................      34      50      136     156
  Energy related businesses........................      25       5       54      14
  Total Operating Expenses.........................     904     591    2,237   1,649

Operating Income...................................     262     201      647     631

Other Income and (Deductions)......................      16     (36)      26     (31)

Income Before Interest and Income Taxes............     278     165      673     600

Interest Expense...................................      58      53      164     163

Income Before Income Taxes and
  Extraordinary Items .............................     220     112      509     437

Income Taxes.......................................      78      64      200     197

Income Before Extraordinary Items..................     142      48      309     240

Extraordinary Items (net of $666 income taxes)
  (Note 4) ........................................                     (948)

Income(Loss) Before Dividends on Preferred Stock...     142      48     (639)    240

Preferred Stock Dividend Requirements..............       6       6       19      17

Net Income(Loss)...................................    $136     $42    ($658)   $223

Earnings Per Share of Common Stock
  Basic and Diluted (a):
    Income Before Extraordinary Items..............   $0.81   $0.25    $1.74   $1.36
    Extraordinary Items (net of tax)...............                    (5.68)
Net Income(Loss)...................................   $0.81   $0.25   $(3.94)  $1.36

Dividends Declared per Share of Common Stock....... $0.2500 $0.4175   $1.085 $1.2525

(a) Based on average number of shares
    outstanding (thousands)........................ 166,652 164,961  166,871 164,110

See accompanying Notes to Financial Statements.

PP&L RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(Millions of Dollars)
                                                                              Nine Months
                                                                         Ended September 30,
                                                                         1998        1997
Net Cash Provided by Operating Activities....................                $435          $579

Cash Flows From Investing Activities
 Property, plant and equipment expenditures..................                (204)         (200)
 Proceeds from sale of nuclear fuel to trust.................                  16            24
 Purchases of available-for-sale securities..................                 (14)          (61)
 Sales and maturities of available-for-sale securities.......                  16           100
 Investment in electric energy projects .....................                (279)         (149)
 Purchases and sales of other financial investments - net....                   4            76
 Other investing activities - net............................                 (19)           (1)
       Net cash used in investing activities.................                (480)         (211)

Cash Flows From Financing Activities
 Issuance of long-term debt..................................                 320            10
 Issuance of common stock....................................                  48            53
 Purchase of treasury stock .................................                (419)
 Issuance of Company-obligated mandatorily redeemable
   preferred securities of subsidiary trusts holding
   solely parent debentures..................................                               250
 Retirement of long-term debt................................                (268)         (210)
 Purchase of subsidiary's preferred stock (net of premium
   and associated costs).....................................                              (369)
 Payments on capital lease obligations.......................                 (42)          (50)
 Common and preferred dividends paid.........................                (228)         (223)
 Net increase in short-term debt.............................                 629           139
 Other financing activities - net ...........................                  (2)          (20)
       Net cash provided by (used in) financing activities...                  38          (420)

Net Decrease In Cash and Cash Equivalents ...................                  (7)          (52)
Cash and Cash Equivalents at Beginning of Period ............                  50           101
Cash and Cash Equivalents at End of Period ..................                 $43           $49

Supplemental Disclosures of Cash Flow Information
 Cash paid during the period for:
  Interest (net of amount capitalized).......................                $169          $152
  Income taxes...............................................                $185          $194

See accompanying Notes to Financial Statements.

PP&L RESOURCES,INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Millions of Dollars)
                                                           September 30, December 31,
                                                                1998       1997
                                                             (Unaudited) (Audited)
                           ASSETS
Property, Plant and Equipment
   Electric utility plant in service - net (Notes 2 and 4)
     Transmission and distribution ..........................    $2,175       $2,160
     Generation .............................................     1,613        4,022
     General and intangible .................................       216          232
                                                                  4,004        6,414

   Construction work in progress - at cost...................       108          185
   Nuclear fuel owned and leased - net.......................       140          167
     Electric utility plant - net............................     4,252        6,766
   Gas utility plant - net ..................................       150
   Other property - net......................................        53           54
                                                                  4,455        6,820

Investments
   Electric energy projects - at equity .....................       664          360
   Nuclear plant decommissioning trust fund .................       183          163
   Financial investments.....................................        51           52
   Affiliated companies - at equity .........................        17           17
   Other.....................................................        12           13
                                                                    927          605
Current Assets
   Cash and cash equivalents ................................        43           50
   Accounts receivable (less reserve:  1998, $17; 1997, $16)
     Customers ..............................................       172          190
     Other...................................................       162           48
   Unbilled revenues
     Customers...............................................       103           90
     Other...................................................        83           37
   Fuel, materials and supplies .............................       192          200
   Prepayments...............................................        50           28
   Other.....................................................        72           52
                                                                    877          695

Regulatory Assets and Other Noncurrent Assets (Note 4)
   Recoverable transition costs..............................     2,819
   Other.....................................................       453        1,365
                                                                  3,272        1,365

                                                                 $9,531       $9,485

See accompanying Notes to Financial Statements.

PP&L RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Millions of Dollars)
                                                           September 30, December 31,
                                                                1998        1997
                                                             (Unaudited)  (Audited)
                        LIABILITIES
Capitalization
  Common equity
    Common stock ...........................................         $2           $2
    Capital in excess of par value  ........................      1,852        1,669
    Treasury stock..........................................       (419)
    Earnings reinvested (Note 4) ...........................        323        1,164
    Capital stock expense and other ........................        (21)         (26)
                                                                  1,737        2,809
  Preferred stock
    With sinking fund requirements .........................         47           47
    Without sinking fund requirements ......................         50           50
  Company-obligated mandatorily redeemable preferred
    securities of subsidiary trusts holding solely
    company debentures......................................        250          250
  Long-term debt ...........................................      2,835        2,585
                                                                  4,919        5,741

Current Liabilities
  Short-term debt...........................................        777          135
  Long-term debt due within one year .......................          1          150
  Capital lease obligations due within one year ............         57           58
  Liability for above market NUG purchases due
    within one year (Note 4) ...............................        105
  Accounts payable .........................................        200          140
  Taxes and interest accrued ...............................        109          102
  Dividends payable ........................................         50           76
  Other ....................................................        124          108
                                                                  1,423          769


Deferred Credits and Other Noncurrent Liabilities
  Deferred income taxes and investment tax credits .........      1,579        2,221
  Liability for above market NUG purchases (Note 4) ........        775
  Capital lease obligations ................................         89          113
  Other ....................................................        746          641
                                                                  3,189        2,975

Commitments and Contingent Liabilities  ....................


                                                                 $9,531       $9,485


See accompanying Notes to Financial Statements.

PP&L, INC. AND SUBSIDIARIES

     In the opinion of PP&L, the unaudited financial statements included herein reflect all adjustments necessary to present fairly the Consolidated Balance Sheet as of September 30, 1998 and December 31, 1997, and the Consolidated Statement of
Income and Consolidated Statement of Cash Flows for the periods ended
September 30, 1998 and 1997. All nonutility operating transactions are included in "Other Income and (Deductions)" in PP&L's Consolidated Statement of Income.

CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
(Millions of Dollars)

                                                       Three Months     Nine Months
                                                Ended September 30, Ended September 30,
                                                    1998     1997    1998     1997

Operating Revenues
  Electric operations.............................    $647    $586   $1,822  $1,790
  Wholesale energy and trading activities.........     483     192      987     459
  Energy related businesses.......................       1                2       1
  Total Operating Revenues                           1,131     778    2,811   2,250

Operating Expenses
  Operation
    Cost of electric fuel.........................     147     133      378     349
    Energy purchases..............................     415     138      846     358
    Other operating...............................     170     125      431     363
  Maintenance.....................................      39      46      130     130
  Depreciation and amortization...................      67      94      256     279
  Taxes, other than income .......................      33      50      135     156
  Energy related businesses.......................       1       1        2       2
  Total Operating Expenses........................     872     587    2,178   1,637

Operating Income .................................     259     191      633     613

Other Income and (Deductions).....................      11      (1)      32       7

Income Before Interest and Income Taxes...........     270     190      665     620

Interest Expense..................................      49      51      147     157

Income Before Income Taxes and
  Extraordinary Items ............................     221     139      518     463

Income Taxes......................................      84      58      208     192

Income Before Extraordinary Items ................     137      81      310     271

Extraordinary Items (net of $666 income taxes)
  (Note 4) .......................................                     (948)

Net Income(Loss) Before Dividends on
  Preferred Stock.................................     137      81     (638)    271

Dividends on Preferred Stock......................      12      12       36      28

Earnings Available to PP&L Resources, Inc.  ......    $125     $69    $(674)   $243

See accompanying Notes to Financial Statements.

PP&L, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(Millions of Dollars)
                                                                    Nine Months
                                                               Ended September 30,
                                                                  1998      1997
Net Cash Provided by Operating Activities..............              $483      $576

Cash Flows From Investing Activities
  Property, plant and equipment expenditures...........              (202)     (200)
  Proceeds from sales of nuclear fuel to trust.........                16        24
  Purchases of available-for-sale securities ..........               (14)      (61)
  Sales and maturities of available-for-sale
    securities.........................................                15        78
  Purchases and sales of other financial
    investments - net..................................                 4        76
  Loan to parent.......................................                        (375)
  Other investing activities - net ....................                 2        (2)
        Net cash used in investing activities..........              (179)     (460)

Cash Flows From Financing Activities
  Issuance of long-term debt...........................               200        10
  Issuance of Company-obligated mandatorily
    redeemable preferred securities of subsidiary
    trusts holding solely company debentures ..........                         250
  Retirement of long-term debt.........................              (266)     (210)
  Payments on capital lease obligations................               (42)      (50)
  Common and preferred dividends paid..................              (245)     (264)
  Net increase in short-term debt......................                69        84
  Other financing activities - net ....................                (1)       (9)
        Net cash used in financing activities..........              (285)     (189)

Net Increase (Decrease) in Cash and Cash Equivalents...                19       (73)
Cash and Cash Equivalents at Beginning of Period.......                15        95
Cash and Cash Equivalents at End of Period.............               $34       $22

Supplemental Disclosures of Cash Flow Information
  Cash paid during the period for:
    Interest (net of amount capitalized)...............              $152      $145
    Income taxes.......................................              $189      $197

See accompanying Notes to Financial Statements.

PP&L, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Millions of Dollars)
                                                           September 30, December 31,
                                                                1998       1997
                                                             (Unaudited) (Audited)
                           ASSETS
Property, Plant and Equipment
  Electric utility plant in service - net (Notes 2 and 4)
    Transmission and distribution ..........................    $2,175       $2,160
    Generation .............................................     1,613        4,022
    General and intangible .................................       216          232
                                                                 4,004        6,414

  Construction work in progress - at cost ..................       108          185
  Nuclear fuel owned and leased - net ......................       140          167
   Electric utility plant - net ............................     4,252        6,766

  Other property - net .....................................        50           54
                                                                 4,302        6,820

Investments
  Loan to parent............................................       375          375
  Nuclear plant decommissioning trust fund .................       183          163
  Financial investments ....................................        51           52
  Affiliated companies - at equity .........................        17           17
  Other ....................................................        12           13
                                                                   638          620

Current Assets
  Cash and cash equivalents ................................        34           15
  Accounts receivable (less reserve:  1998, $16; 1997, $16)
    Customers ..............................................       167          188
    Other ..................................................       159           64
  Unbilled revenues
    Customers...............................................       102           90
    Other...................................................        79           36
  Fuel, materials and supplies .............................       180          200
  Prepayments...............................................        44           26
  Other ....................................................        61           51
                                                                   826          670

Regulatory Assets and Other Noncurrent Assets (Note 4)
  Recoverable transition costs .............................     2,819
  Other.....................................................       345        1,362
                                                                 3,164        1,362

                                                                $8,930       $9,472


See accompanying Notes to Financial Statements.

PP&L, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Millions of Dollars)
                                                           September 30, December 31,
                                                               1998        1997
                                                            (Unaudited)  (Audited)
                        LIABILITIES
Capitalization
  Common equity
    Common stock ...........................................    $1,476       $1,476
    Additional paid-in capital .............................        64           64
    Earnings reinvested (Note 4) ...........................       231        1,092
    Capital stock expense and other  .......................       (20)         (20)
                                                                 1,751        2,612
  Preferred stock
    With sinking fund requirements .........................       295          295
    Without sinking fund requirements ......................       171          171
  Company-obligated mandatorily redeemable preferred
    securities of subsidiary trusts holding solely
    company debentures......................................       250          250
  Long-term debt ...........................................     2,569        2,483
                                                                 5,036        5,811

Current Liabilities
  Short-term debt...........................................       114           45
  Long-term debt due within one year .......................                    150
  Capital lease obligations due within one year ............        57           58
  Liability for above market NUG purchases due
    within one year (Note 4) ...............................       105
  Accounts payable .........................................       190          148
  Taxes and interest accrued ...............................       108           99
  Dividends payable ........................................        59           81
  Other ....................................................       108          107
                                                                   741          688

Deferred Credits and Other Noncurrent Liabilities
  Deferred income taxes and investment tax credits..........     1,566        2,221
  Liability for above market NUG purchases (Note 4) ........       775
  Capital lease obligations  ...............................        89          113
  Other ....................................................       723          639
                                                                 3,153        2,973

Commitments and Contingent Liabilities ....................


                                                                $8,930       $9,472




See accompanying Notes to Financial Statements.

                    PP&L Resources, Inc. and PP&L, Inc.
                 Notes to Consolidated Financial Statements


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

	Certain amounts in the September 30, 1997 and December 31, 1997 financial statements have been reclassified to conform to the presentation in the September 30, 1998 financial statements. The most significant reclassifications have been made in the Consolidated Statement of Income. This Statement has been modified to better reflect the changing nature of the business from a regulated electric utility to a full-service provider of retail and wholesale energy and related products and services. The revenues and expenses of PP&L Global, PP&L Spectrum, Penn Fuel Gas, McClure, and H.T. Lyons are now reflected in "Operating Income." Previously, the results of non-regulated affiliates were included in "Other Income and (Deductions)" in PP&L Resources' Statement of Income. In addition, the revenues generated by PP&L's wholesale energy and trading activities are now separately disclosed. Finally, income taxes are no longer reflected as "Operating Expense," which was the traditional disclosure used by utilities. On the Consolidated Balance Sheet, "Electric utility plant in service - net" at December 31, 1997 has been reclassified to separately disclose generation plant, which is no longer subject to the regulatory accounting provisions of SFAS 71, "Accounting for the Effects of Certain Types of Regulation." See Notes 2 and 4 for further information.

2. Summary of Significant Accounting Policies

	As a result of the outcome of PP&L's PUC restructuring proceeding (see Notes 3 and 4), as well as changes in accounting standards and business conditions, certain accounting policies of PP&L Resources and PP&L have been changed. Following are updates to the "Summary of Significant
Accounting Policies" as detailed in PP&L Resources' and PP&L's Annual
Reports to the SEC on Form 10-K for the year ended December 31, 1997.

Management's Estimates

	These financial statements have been prepared using information which represents management's best estimates of existing conditions. Actual results could differ from these estimates.

	Significant estimates were required in recording the effect of the PUC restructuring outcome. The impairment write-down of certain generation plant was dependent on projections of future cash flows and capacity factors. Cash flow projections and the resulting impact on the fair value determination of these generating facilities are subject to future re-evaluation. In addition, the liabilities recorded for above-market purchases from NUGs were based on estimated generation by the NUG facilities and estimated future market prices for this generation. Again, these recorded amounts are subject to revision if the underlying estimates change.

Regulation

	Historically, PP&L accounted for its operations in accordance with the provisions of SFAS 71, which requires rate-regulated entities to reflect the effects of regulatory decisions in their financial statements. PP&L discontinued application of SFAS 71 for the generation portion of its business effective June 30, 1998.

Utility Plant

	Following are the classes of Electric Utility Plant in Service, with associated accumulated depreciation reserves, at September 30, 1998 and December 31, 1997:

                     Transmission               General    Electric Utility
                           &                       &           Plant In
                     Distribution  Generation  Intangible      Service
September 30, 1998:
Original Cost            $3,374      $6,342       $375         $10,091
Accumulated Depreciation
  Reserve                (1,199)     (4,729)      (159)         (6,087)
                         $2,175      $1,613       $216         $ 4,004

December 31, 1997:
Original Cost            $3,309      $6,306       $369         $ 9,984
Accumulated Depreciation
  Reserve                (1,149)     (2,284)      (137)         (3,570)
                         $2,160      $4,022       $232         $ 6,414

	Generation plant is reflected at the lower of cost or market value at September 30, 1998. As noted in the "Regulation" section of this note, PP&L discontinued application of SFAS 71 for the generation portion of its business effective June 30, 1998. In accordance with SFAS 101, "Regulated Enterprises-Accounting for the Discontinuation of Application of FASB Statement No. 71," impairment tests were performed on the individual generating facilities. These impairment tests used the provisions of SFAS 121, "Accounting For the Impairment of Long-Lived Assets and For Long-Lived Assets to Be Disposed Of." As a result, generation plant assets were written down by $2.357 billion in June 1998.

	The other classes of Electric Utility Plant in Service continue to be subject to SFAS 71 and are carried at historical cost.

Capitalized Interest

	Effective June 30, 1998, PP&L stopped capitalizing AFUDC on generation-related construction projects, since these assets are no longer subject to the provisions of SFAS 71. Instead, interest is being capitalized on generation-related projects in accordance with SFAS 34, "Capitalizing Interest Costs."

Premium on Reacquired Long-Term Debt

	In accordance with SFAS 71, PP&L in the past deferred the premiums and expenses to redeem long-term debt and amortized these costs over the life of the new debt. If no new debt was issued to refinance the retired debt, these costs were amortized over the remaining life of the retired debt. Effective June 30, 1998, losses on reacquired debt attributable to the generation portion of PP&L's business are being recorded in accordance with SFAS 4, "Reporting Gains and Losses from Extinguishment of Debt."

Comprehensive Income

	During 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income." This statement required disclosure of "comprehensive income," defined as changes in equity other than from transactions with shareowners. Comprehensive income consists of net income, as well as holding gains and losses of certain assets (such as available-for-sale securities) and foreign currency translation adjustments. The comprehensive income of PP&L Resources and PP&L is not materially different from net income for the three and nine months ended September 30, 1998 or the corresponding periods in 1997.

Stock Repurchase Program

	In September 1998, PP&L Resources purchased approximately 17 million shares of its common stock in a self-tender offer (refer to Note 6.) These treasury shares are reflected on the September 30, 1998 Consolidated
Balance Sheet of PP&L Resources as an offset to common equity. The cost of the treasury shares was $419 million ($24.50 per share plus transaction costs.) Management has no definitive plans for the future use of these shares. These treasury shares are not considered outstanding in calculating earnings per share on the Consolidated Statement of Income of PP&L Resources for the three and nine months ended September 30, 1998.

3.	PUC Restructuring Proceeding

	Reference is made to PP&L Resources' and PP&L's Annual Reports to the SEC on Form 10-K for the year ended December 31, 1997, and the Quarterly Reports on Form 10-Q for the quarter ended June 30, 1998, regarding PP&L's restructuring proceeding before the PUC pursuant to the Customer Choice
Act.

	In August 1998, the PUC entered a Final Order approving a "Joint Petition for Full Settlement of PP&L, Inc.'s Restructuring Plan and Related Court Proceedings" (Joint Settlement Petition). The following are the major elements of this settlement:

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

	4. Beginning on January 1, 1999, PP&L will unbundle its retail elec-tric rates to reflect separate prices for the transmission and distribution charges, the CTC (and, if applicable, the ITC), and a "shopping credit" for customers choosing an alternate electric supplier. These shopping credits vary among customer classes and will increase over the transition period to reflect decreases in the CTC. The settlement provided for the following unbundled rates over the transition period:


                   SCHEDULE OF SYSTEM AVERAGE RATES
                              CENTS/KWH


  Effective   Transmission          Shopping   Generation      Total
    Date    & Distribution   CTC(a)  Credit     Rate Cap(b)    Rate(c)

Jan. 1, 1999      1.74       1.57     3.81       5.38         7.12
Jan. 1, 2000      1.74       1.55     4.13       5.68         7.42
Jan. 1, 2001      1.74       1.52     4.16       5.68         7.42
Jan. 1, 2002      1.74       1.45     4.23       5.68         7.42
Jan. 1, 2003      1.74       1.41     4.27       5.68         7.42
Jan. 1, 2004      1.74       1.35     4.33       5.68         7.42
Jan. 1, 2005       (d)       1.27     4.41       5.68          (d)
Jan. 1, 2006       (d)       1.27     4.78       6.05          (d)
Jan. 1, 2007       (d)       1.21     4.84       6.05          (d)
Jan. 1, 2008       (d)       1.14     4.91       6.05          (d)
Jan. 1, 2009(e)    (d)       1.03     5.02       6.05          (d)



(a) Average CTC rates are fixed, subject to reconciliation for actual CTC collection. Reconciliation of the CTC will be reflected in a rider, which will be a separate credit or a separate charge to the CTC (up to the Generation Rate Cap which is the sum of the CTC and the Shopping Credit contained in the tariff).

(b) The Generation Rate Cap equals the sum of the CTC and Shopping Credit. The generation portion of bills for customers who continue to be supplied by PP&L as the supplier of last resort will not, on average, exceed the figures in this column.

(c) The bundled rate equals the sum of Transmission & Distribution plus Generation Rate Cap. Customers who continue to be supplied by PP&L as the provider of last resort will, on average, pay the total rate shown in the last column. The 1999 rate represents a 4% reduction from the existing rate cap of 7.42 cents/kWh.

(d) The cap on PP&L's transmission and distribution rates under the Customer Choice Act is extended from June 30, 2001 through 2004.

(e)  Effective until December 31, 2009.

	In addition, the settlement resulted in the following schedule for amortization of the transition costs over the transition period:

                            ANNUAL STRANDED COST
                          AMORTIZATION AND RETURN (a)

                                     Revenue Excluding Gross Receipts Tax
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

(a)  Subject to reconciliation for actual CTC collections.
(b)  Through December 31, 2009.

	5. The cap on the generation component of rates is extended from December 31, 2005 until December 31, 2009. The cap on the transmission and distribution component of rates is extended from June 30, 2001 until December 31, 2004.

	6. PP&L will recover its nuclear plant decommissioning costs through the CTC. PP&L may seek an exception to the rate cap from customers for increases in these decommissioning costs, but agrees not to recover more than 96% of such increased amount.

	7. PP&L is authorized to securitize up to $2.85 billion in transition and related costs, and a PUC Qualified Rate Order authorizing this securitization is included in the settlement. The settlement requires 75% of the savings from securitization to be passed back to customers, while
25% would be retained by PP&L. The costs of issuing the transition bonds and refinancing outstanding debt and equity will be reflected in the ITC charged to all customers. As with the CTC, the ITC must terminate by the end of the transition period; also, the ITC will offset the CTC on customer bills.

	8. On January 1, 2002, 20% of all PP&L's residential customers will be assigned to a provider of last resort other than PP&L or an affiliate of PP&L. These customers will be selected at random, and the supplier will be selected on the basis of a PUC-approved bidding process.

	9. Subject to a review by the PUC Bureau of Audits, effective on January 1, 1999, alternate electric generation suppliers can provide advanced metering and billing service to PP&L's commercial and industrial customers. Effective on January 1, 1999, such alternate suppliers can provide certain advanced metering service to PP&L's residential customers. Effective on January 1, 2000, PP&L's residential customers can choose their billing service as well from such alternate suppliers.

	10. PP&L will transfer its retail marketing function to a separate, affiliated corporation by September 15, 1998.

	11. PP&L is permitted, but not required, to transfer ownership and operation of its generating facilities to a separate corporate entity at book value; all applicable PUC approvals for such transfer are granted in the settlement.

	12. PP&L will spend approximately $16 million annually on assistance and energy conservation for low-income customers.

	Pursuant to the Joint Settlement Petition, PP&L transferred its retail marketing function to a new subsidiary, PP&L EnergyPlus, on September 14, 1998. In September 1998, the PUC approved PP&L EnergyPlus's application to act as a Pennsylvania electric generation supplier (EGS). This license permits PP&L EnergyPlus to offer retail electric supply to participating customers in PP&L's service territory and in the service territories of other Pennsylvania utilities. In 1999, PP&L EnergyPlus will offer such supply to industrial and commercial customers throughout the state. At this time, PP&L EnergyPlus has determined not to pursue residential customers in the competitive marketplace based on economic considerations.

	In September 1998, the PUC issued an Order which, in part, directed Pennsylvania utilities which are members of PJM, including PP&L, to offer their installed capacity at a price of $19.72 per kilowatt-year (Capacity Order). PP&L brought an action in the District Court seeking an injunction against the Capacity Order on the basis, among other things, that it attempted to regulate matters within exclusive federal jurisdiction. In October 1998, PP&L entered into a settlement agreement with the PUC under which (i) PP&L will offer to sell capacity credits to EGS's licensed by the PUC at the equivalent of $19.72 per kilowatt-year in 1999 for service to PP&L residential customers; (ii) all PP&L residential customers will be permitted to select an EGS in January 1999; (iii) the PUC will withdraw the Capacity Order as to PP&L; and (iv) PP&L will withdraw its federal court action against the Capacity Order.

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

	The FASB's EITF has addressed the appropriateness of the continued application of SFAS 71 by entities in states that have enacted restructuring legislation similar to Pennsylvania's Customer Choice Act. The EITF issued its statement No. 97-4, "Deregulation of the Pricing of Electricity - Issues Related to the Application of FASB Statements 71 and 101," which concluded that an entity should cease to apply SFAS 71 when a deregulation plan is in place and its terms are known. For PP&L, with respect to the generation portion of its business, this occurred effective June 30, 1998 based upon the outcome of the PUC restructuring proceeding. PP&L has adopted SFAS 101 for the generation side of its business. SFAS 101 requires a determination of impairment of plant assets under SFAS 121, and the elimination of all effects of rate regulation that have been recognized as assets and liabilities under SFAS 71.

	PP&L performed impairment tests of its electric generation assets on a plant specific basis and determined that $2.388 billion of its generation plant was impaired as of June 30, 1998. Impaired plant is the excess of the net plant investment at June 30, 1998 over the present value of the net cash flows during the remaining lives of the plants. Annual net cash flows were determined by comparing estimated generation sustenance costs to estimated regulated revenues for the remainder of 1998, market revenues for 1999 and beyond, and revenues from bulk power contracts. The net cash flows were then discounted to present value.

	In addition to the impaired generation plant, PP&L estimated that there were other stranded costs totaling $1.989 billion at June 30, 1998. This primarily included generation-related regulatory assets and liabilities and an estimated liability for above-market purchases under NUG contracts. The total estimated impairment to these assets was $4.377 billion. The PUC's Final Order in the restructuring proceeding, entered on August 27, 1998, permitted the recovery of $2.819 billion through the CTC on a present value basis, excluding amounts for nuclear decommissioning and consumer education, resulting in a net under-recovery of $1.558 billion. PP&L recorded an extraordinary charge for this under-recovery in June 1998.

	Under FERC Order 888, 16 small utilities which have power supply agreements with PP&L signed before July 11, 1994, requested and were provided with PP&L's current estimate of its stranded costs applicable to these customers if they were to terminate their agreements in 1999.
Subject to certain conditions, FERC-approved settlement agreements executed with 15 of these customers provide for continued power supply by PP&L through January 2004. As a result of these settlements, PP&L, in the second quarter of 1998, recorded an extraordinary charge in the amount of $56 million.

	The extraordinary items related to the PUC restructuring proceeding and the FERC settlement are reflected on the Statement of Income, net of income taxes.

	Details of amounts written-off in June 1998 are as follows (millions of dollars):
   Impaired generation-related assets                          $2,388
   Above-market NUG contracts                                     854
   Generation-related regulatory assets and other               1,135
   Total                                                        4,377
   Recoverable transition costs (a)                            (2,819)
   Extraordinary item pre-tax - PUC                             1,558
                              - FERC                               56
                                                                1,614
   Tax effects                                                   (666)
   Extraordinary items                                          $ 948

(a) Excluding recoveries for nuclear decommissioning and consumer education expenditures.

PP&L believes that the electric transmission and distribution operations continue to meet the requirements of SFAS 71 and that regulatory assets associated with these operations will continue to be recovered through
rates from customers.  	At September 30, 1998, $335 million of regulatory
assets, other than the recoverable transition costs, remain on the books. The majority of these regulatory assets will continue to be recovered through regulated transmission and distribution rates over periods ranging from one to 31 years.

5.  Sales to Other Electric Utilities

	PP&L provided Atlantic with 125,000 kilowatts of capacity (summer rating) and related energy from its wholly owned coal-fired stations. Sales to Atlantic under that agreement expired in March 1998. PP&L will provide JCP&L with 378,000 kilowatts of capacity and related energy from all of its generating units during 1998. This amount will decline to 189,000 kilowatts in 1999. The agreement with JCP&L will terminate on December 31, 1999. PP&L expects to be able to resell the returning capacity and energy through its Energy Marketing Center.

	Under a separate agreement, PP&L is providing additional capacity and energy to JCP&L. This capacity and energy increased from 150,000 kilowatts to 200,000 kilowatts in June 1998, and will increase to 300,000 kilowatts in June 1999 through the end of the agreement in May 2004. Prices for this capacity and energy are market-based.

6.  Credit Arrangements and Financing Activity

	From January through October 1998, PP&L Resources issued $55 million of common stock through the DRIP.

	In March 1998, the 364-day revolving credit agreement for PP&L and PP&L Capital Funding was increased from $150 million to $350 million. This increase, when added to the $300 million five-year revolving credit agreement of PP&L and PP&L Capital Funding, brings to $650 million the total amount of revolving credit available to PP&L and PP&L Capital Funding under these joint agreements. Additionally, in July 1998, PP&L Capital Funding entered into five separate $80 million, 364-day credit facilities with five banks. As of September 30, 1998, no borrowings were outstanding under any revolving credit agreements.

	In March 1998, PP&L Capital Funding sold $60 million of medium-term notes having a five-year term. The proceeds from this sale were used to repay $60 million of short-term borrowings which had provided interim financing for investments made by PP&L Global.

	PP&L Capital Funding established a commercial paper program in March 1998. As with all PP&L Capital Funding debt, this commercial paper is guaranteed by PP&L Resources. As of September 30, 1998, PP&L Capital Funding had $656 million of commercial paper outstanding. Proceeds were primarily used to fund PP&L Resources' Tender Offer and provide interim financing for PP&L Global's investment activities.

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

	From August through October 1998, PP&L Capital Funding issued a total of $235 million of medium-term notes with maturities varying from two to seven years.  The proceeds of these notes were generally used to reduce
commercial paper balances.  	As of October 31, 1998, $397 million of medium-
term notes were outstanding.

	In August 1998, PP&L Resources announced a Tender Offer to purchase up to 17 million shares of its common stock, or approximately 10% of the outstanding shares at that time, from existing shareowners. The price paid for the shares was not to be in excess of $27 nor less than $24.50 per share. PP&L Resources made this Tender Offer through the use of a procedure commonly referred to as a "Dutch Auction." This procedure allowed the shareowners to select a specific price within the price range at which they were willing to sell their shares and submit (Tender) these shares to PP&L Resources for possible sale at their designated price. On September 11, 1998, PP&L Resources evaluated all Tenders received up until that date and determined that $24.50 was the lowest price within the price range that would enable PP&L Resources to purchase approximately 17 million shares (the Purchase Price). This Purchase Price was then paid for all shares purchased pursuant to this Tender Offer.

	Effective with the dividend payable October 1, 1998 to owners of record on September 10, 1998, PP&L Resources' quarterly Common Stock dividend was reduced to $.25 per share ($1.00 annualized rate) from the previous level of $.4175 per share ($1.67 annualized rate).

	Declaration of dividends on common stock are made at the discretion of the Boards of Directors of PP&L Resources and PP&L. PP&L Resources and
PP&L will continue to consider the appropriateness of these dividend levels, taking into account the respective financial positions, results of operations, conditions in the industry and other factors which the respective Boards deem relevant.

7.  Financial Instruments

	The fair market value of PP&L Resources' long-term debt, excluding changes from issuances and redemptions, increased by $83 million from December 31, 1997 to September 30, 1998. The increase is due to much lower interest rates in 1998 when compared to 1997.


8.  Commitments and Contingent Liabilities

	There have been no material changes related to PP&L Resources' or PP&L's commitments and contingent liabilities since the companies filed their joint 1997 Form 10-K, other than the environmental remediation contingencies of Penn Fuel Gas, which was acquired in August 1998.

	For discussion pertaining to PP&L Resources' and PP&L's credit arrangements and financing activities, see Note 6.

Nuclear Insurance

	PP&L is a member of certain insurance programs which provide coverage for property damage to members' nuclear generating stations. Facilities at the Susquehanna station are insured against property damage losses up to $2.75 billion under these programs. PP&L is also a member of an insurance program which provides insurance coverage for the cost of replacement power during prolonged outages of nuclear units caused by certain specified conditions. Under the property and replacement power insurance programs, PP&L could be assessed retroactive premiums in the event of the insurers' adverse loss experience. At October 1, 1998, the maximum amount PP&L could be assessed under these programs was about $25 million.

	PP&L's public liability for claims resulting from a nuclear incident at the Susquehanna station is limited to about $9.9 billion under provisions of The Price Anderson Amendments Act of 1988. PP&L is protected against this liability by a combination of commercial insurance and an industry assessment program. In the event of a nuclear incident at any of the reactors covered by The Price Anderson Amendments Act of 1988, PP&L could be assessed up to $168 million per incident, payable at a rate of $20 million per year, plus an additional 5% surcharge, if applicable.

Environmental Matters

	Air

	The Clean Air Act deals, in part, with acid rain, attainment of federal ambient ozone standards and toxic air emissions. PP&L has complied with the 1995 Phase I acid rain provisions by installing continuous emission monitors on all units, burning lower sulfur coal and installing low NOx burners on most units. To comply with the year 2000 Phase II acid rain provisions, PP&L plans to purchase lower sulfur coal and use banked or purchased emission allowances instead of installing FGD on its wholly owned units.

	PP&L has met the 1995 ambient ozone requirements of the Clean Air Act by reducing NOx emissions by nearly 50% through the use of low NOx burners. Further seasonal (i.e., 5 month) NOx reductions to 55% and 75% of 1990 levels for 1999 and 2003, respectively, are specified under the Northeast Ozone Transport Region's Memorandum of Understanding. The DEP has finalized regulations which require PP&L to reduce its ozone seasonal NOx by 57% beginning in 1999. PP&L plans to comply with this reduction with operational initiatives that rely, to a large extent, on the existing low
NOx burners.

	The EPA has finalized new national standards for ambient levels of ground-level ozone and fine particulates. Based in part on the new ozone standard, the EPA has finalized NOx emission limits for 22 states, including Pennsylvania, which in effect require approximately an 80% reduction from the 1990 level in Pennsylvania by May 2003; the state is required by September 1999 to develop plans for implementing this reduction. Pursuant to Section 126 of the Clean Air Act, several Northeast states have petitioned the EPA to find that major sources of NOx emissions, including PP&L's power plants, are significantly contributing to non-attainment in those states. The EPA has proposed to find such contribution and require emissions reductions at those sources if the states in which those sources are located fail to develop plans by September 1999 to implement the proposed 2003 limits. PP&L estimates that compliance with these emissions reduction requirements could require installation of Nox emissions removal systems on PP&L's three largest coal-fired units, at a capital cost of approximately $35 million per unit. The new particulates standard may require further reductions in SO2 and may expand the planned seasonal NOx reductions to year round in the 2010-2012 timeframe.

	Under the Clean Air Act, the EPA has been studying the health effects of hazardous air emissions from power plants and other sources, in order to determine whether those emissions should be regulated. Recently, the EPA released a technical report of its findings to date. The EPA concluded that mercury is the power plant air toxic of greatest concern, but that more evaluation is needed before it can determine whether regulation of air toxics from fossil fuel plants is necessary. In addition, the EPA has announced a new enforcement initiative against older coal-fired plants. Several of PP&L's coal-fired plants could fall into this category. These
EPA initiatives could result in compliance costs for PP&L in amounts which are not now determinable but which could be material.

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

	Superfund and Other Remediation

	In 1995, PP&L entered into a consent order with the DEP to address a number of sites where PP&L may be liable for remediation of contamination. This may include potential PCB contamination at certain PP&L substations and pole sites; potential contamination at a number of coal gas manufacturing facilities formerly owned and operated by PP&L; and oil or other contamination which may exist at some of PP&L's former generating facilities. As of September 30, 1998, PP&L has completed work on slightly more than half of the sites included in the consent order.

	In 1996, Penn Fuel Gas entered into a similar consent order with the DEP to address a number of its sites where Penn Fuel Gas may be liable for remediation of contamination. The sites primarily include former coal gas manufacturing facilities. Prior to PP&L Resources acquiring Penn Fuel Gas on August 21, 1998, Penn Fuel Gas had obtained a "no further action" determination from the DEP for two of the 20 sites covered by the order.

	At September 30, 1998, PP&L had accrued approximately $7 million and Penn Fuel Gas had accrued $19 million, representing the respective amounts PP&L and Penn Fuel Gas can reasonably estimate they will have to spend to remediate sites involving the removal of hazardous or toxic substances, including those covered by each company's consent orders mentioned above. Future cleanup or remediation work at sites currently under review, or at sites not currently identified, may result in material additional operating costs for PP&L or Penn Fuel Gas, which neither company can estimate at this time. In addition, certain federal and state statutes, including Superfund and the Pennsylvania Hazardous Sites Cleanup Act, empower certain governmental agencies, such as the EPA and the DEP, to seek compensation from the responsible parties for the lost value of damaged natural resources. The EPA and the DEP may file such compensation claims against the parties, including PP&L or Penn Fuel Gas, held responsible for cleanup of such sites. Such natural resource damage claims against PP&L or Penn Fuel Gas could result in material additional liabilities.


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

Loan Guarantees of Affiliated Companies

	In the second quarter of 1998, PP&L guaranteed a portion of a subsidiary's borrowings. As of September 30, 1998, $12 million of such borrowings were guaranteed by PP&L.

	PP&L Resources has guaranteed up to $10 million for energy purchases to PJM to certify PP&L EnergyPlus's creditworthiness.

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

9.  New Accounting Standards

	In February 1998, the FASB issued SFAS 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which is effective for fiscal years beginning after December 15, 1997. The adoption of this statement does not have a material impact on the financial statements of PP&L Resources or PP&L.

	In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. PP&L Resources and PP&L intend to adopt this statement as of January 1, 2000. The impact of the adoption of this statement on the net income of PP&L Resources and PP&L is not yet determinable but may be material. The EITF is currently evaluating Issue 98-10 "Accounting for Energy Trading and Risk Management Activities" and is expected to reach a consensus prior to year-end.

10.  Acquisitions

	In 1998, PP&L Resources acquired H.T. Lyons and McClure, heating, ventilating and air-conditioning firms, in cash transactions for amounts that were not material.

	In August 1998, PP&L Resources acquired Penn Fuel Gas. The transaction was treated as a purchase for accounting and financial reporting purposes. PP&L Resources issued approximately 5.6 million shares of common stock with a value of approximately $135 million, to acquire all Penn Fuel Gas common and preferred stock. Under the terms of the merger agreement, shareowners of Penn Fuel Gas received 6.968 common shares of PP&L Resources for each common share of Penn Fuel Gas that they owned and
0.682 common shares of PP&L Resources for each preferred share of Penn Fuel Gas that they owned.

11.  Subsequent Event

	In November 1998, 	PP&L Global signed definitive agreements with
Montana Power Company, Portland General Electric Company and Puget Sound Energy, Inc. to acquire 13 Montana power plants, with 2,614 MW of generating capacity, for a purchase price of $1.586 billion. The acquisition is subject to several conditions, including the receipt of required state and federal regulatory approvals and third-party consents. PP&L Global expects to complete the acquisition by the end of 1999. About 65% of the acquisition cost is expected to be financed on a project credit basis, non-recourse to PP&L Global and PP&L Resources. The balance of the acquisition cost is expected to be financed through a combination of debt and equity issued by PP&L Resources, or with funds that PP&L Resources derives from PP&L's securitization of transition costs. The agreements also provide for PP&L Global's acquisition of related transmission assets for $182 million, subject to certain conditions, including federal regulatory approval.

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

Forward-looking Information

	Certain statements contained in this Form 10-Q concerning expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts, are "forward-looking statements" within the meaning of the federal securities laws. Although PP&L Resources and PP&L believe that the expectations reflected in these statements are reasonable, there can be no assurance that these expectations will prove to have been correct. These forward-looking statements involve a number of risks and uncertainties, and actual results may differ materially from the results discussed in the forward-looking statements. The following are among the important factors that could cause actual results to differ materially from the forward-looking statements: state and federal regulatory developments; new state or federal legislation; national or regional economic conditions; market demand and prices for energy and capacity; weather variations affecting customer energy usage; competition in retail and wholesale power markets; the need for and effect of any business or industry restructuring; PP&L Resources' and PP&L's profitability and liquidity; new accounting requirements or new interpretations or applications of existing requirements; operating performance of plants and other facilities; environmental conditions and requirements; system conditions (including actual results in achieving Year 2000 compliance by PP&L Resources, its subsidiaries and others) and operating costs; performance of new ventures; political, regulatory or economic conditions in foreign countries where PP&L Global makes investments; foreign exchange rates; and PP&L Resources' and PP&L's commitments and liabilities. Any such forward-looking statements should be considered in light of such important factors and in conjunction with PP&L Resources' and PP&L's other documents on file with the SEC.

	New factors that could cause actual results to differ materially from those described in forward-looking statements emerge from time to time, and it is not possible for PP&L Resources nor PP&L to predict all of such factors, or the extent to which any such factor or combination of factors may cause actual results to differ from those contained in any forward-looking statement. Any forward-looking statement speaks only as of the date on which such statement is made, and neither PP&L Resources nor PP&L undertakes any obligation to update the information contained in such statement to reflect subsequent developments or information.

                           Results of Operations

	The following discussion explains material changes in principal items on the Consolidated Statement of Income comparing the three months and nine months ended September 30, 1998, to the comparable periods ended September 30, 1997.

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

Earnings

                                   Comparison of Earnings - September 30
                                   Three Months Ended  Nine Months Ended
                                      1998    1997       1998    1997
Earnings per share - excluding
  weather variances, one-time
  adjustments and other impacts
  of restructuring                    $0.54   $0.48      $1.60   $1.63
Weather variances                             (0.02)     (0.13)  (0.06)
One-time adjustments:
  PUC restructuring charge (see
    Note 4)                                              (5.49)
  FERC municipalities settlement
    (see Note 4)                                         (0.19)
  Penn Fuel Gas acquisition
    costs (see "Other Income and
    (Deductions)")                     0.03   (0.03)      0.03   (0.03)
  Windfall profits tax                        (0.24)             (0.24)
  U.K. tax rate reduction              0.06    0.06       0.06    0.06
Other impacts of restructuring         0.18               0.18

Earnings(loss) per share as
  reported                            $0.81   $0.25     $(3.94)  $1.36

	The reported earnings of PP&L Resources and PP&L were impacted by milder-than-normal weather and several one-time adjustments.

	In the third quarter of 1998, PP&L Global recorded a $9.5 million, or 6 cents per share, one-time benefit from a reduction in the U.K. corporate income tax rate from 31% to 30%. This was related to PP&L Global's investment in SWEB. PP&L Global recorded a windfall profits tax in the third quarter of 1997, which was partially offset by the benefits of another U.K. tax cut. These one-time adjustments were discussed in PP&L Resources' Annual Report to the SEC on Form 10-K for the year ended
December 31, 1997. The other one-time adjustments are discussed in the Financial Notes as referenced.

	The PUC restructuring adjustments provided a favorable impact of about $.18 per share on the third quarter earnings of 1998. This reflects lower depreciation on generation assets, reduced accruals for taxes other than income and a regulatory adjustment to the accounting for unbilled revenues. These favorable earnings impacts were partially offset by the expensing of computer software costs.

	Excluding the effects of weather, one-time adjustments and the other impacts of restructuring, earnings were $.06 per share higher for the three months ended September 30, 1998 when compared with the same period in 1997. The adjusted earnings for the nine months ended September 30, 1998 were $.03 lower than the comparable period in 1997. These earnings changes were primarily the net effect of the following:


                                  September 30, 1998 vs. September 30, 1997
                                     Three Months Ended  Nine Months Ended
                                             (Earnings per share)
o Higher revenues from electric
  sales to retail customers,
  reflecting higher weather-
  normalized sales in all customer
  classes, particularly in the
  third quarter;                             $0.09             $0.11

o Higher revenues from other
  electric operations and the
  change in regulatory treatment
  of energy costs;                            0.02              0.09

o Net reduction in earnings due to
  the phase-down of the contract with
  JCP&L and the end of the contract
  with Atlantic;                                               (0.05)

o Higher operating expenses, primarily
  due to costs associated with meeting
  retail competition requirements, higher
  transmission costs, and expenses related
  to computer information systems.  The
  increase in operating expenses for the
  nine-month ended period is also reflects
  write-offs of excess or obsolete
  inventory, and additional provisions
  for uncollectible accounts; and            (0.05)            (0.20)

o Other                                                         0.02

       Earnings Change                      $ 0.06            $(0.03)

	Refer to the Report to the SEC on Form 8-K filed October 19, 1998 for information regarding PP&L Resources' projected earnings for 1998 through 2000.

PUC Restructuring Proceeding

	Refer to Financial Notes 3 and 4 for information regarding the PUC restructuring proceeding.

Electric Energy Sales

	Electricity sales for the three months and nine months periods ending September 30, 1997 and 1998 were as follows:


                         Three Months Ended       Nine Months Ended
                            September 30,           September 30,
                           1998      1997           1998     1997
                                      (Millions of kWh)

Electricity delivered
  to retail customers by
  PP&L, Inc. (a)          8,429      7,806         24,204   24,113

Less:  Electricity
  supplied during
  pilot by others           520         -           1,494       -

Electricity supplied to
  retail customers by
  PP&L, Inc.              7,909      7,806         22,710   24,113

Electricity supplied
  to retail customers
  by PP&L EnergyPlus
  during the pilot          469         -           1,139       -

Total electricity
  supplied to retail
  customers (a)           8,378      7,806         23,849   24,113

Wholesale Energy Sales   12,258      6,516         29,302   14,752

(a) kWh for customers residing in PP&L's service territory who are receiving energy from PP&L will be reflected in both of these categories.

 Under Pennsylvania's competition pilot program, customers are allowed to choose the supplier of their electricity. Pilot customers will continue to have the utility that serves their territory deliver electricity from the supplier of choice. "Electricity delivered to retail customers by PP&L, Inc." is the amount of electricity delivered by PP&L to customers in its service territory. "Electricity supplied to retail customers by PP&L, Inc." represents the amount of electricity supplied to PP&L service territory customers who are not participating in the pilot program. "Electricity supplied to retail customers by PP&L EnergyPlus" is electricity supplied to customers within and outside PP&L service territory who are participating in the pilot program and have chosen PP&L as their energy supplier.

	Electricity delivered to retail customers increased for both the three and nine months ended September 30, 1998 from the comparable periods in 1997. For the three months ended September 30, 1998, electricity delivered to retail customers was up 8% over the prior year. Weather-normalized sales for this same period were 6.9% higher than 1997. This increase is attributable to strong third quarter sales to all customer classes.

	For the nine months ended September 30, 1998, electricity delivered to retail customers increased 0.4%. If normal weather had been experienced in both periods, year-to-date electricity delivered to retail customers would have been 2.0% higher than 1997.

	Electricity supplied to retail customers increased 7.3% for the three months ended September 30, 1998. This increase reflects the stronger sales experienced in the third quarter but is partially offset by the impact of the competition pilot program. For the nine months ended September 30, 1998, electricity supplied to retail customers decreased 1.1% from the prior year. This decrease was due to the mild weather experienced during the first half of the year and the impact of the competition pilot program.

	The increase in wholesale energy sales, which includes sales to other utilities and energy marketers through contracts, spot market transactions or power pool arrangements, was primarily the result of increased activity of the Energy Marketing Center.

Electricity Trading Activities

	PP&L, through its Energy Marketing Center, purchases and sells electric capacity and energy at the wholesale level under its FERC market-based tariff. PP&L has entered into agreements to sell firm capacity or energy under its market-based tariff to certain entities located inside and outside of the PJM power pool. If PP&L were unable to meet its obligations under these agreements to sell firm capacity and energy, under certain circumstances it would be required to pay damages equal to the difference between the market price to acquire replacement capacity or energy and the contract price of the undelivered capacity or energy. Depending on price volatility in the wholesale energy markets, such damages could be material. Events that could affect PP&L's ability to meet its firm capacity or energy obligations or cause significant increases in the market price of replacement capacity and energy include the occurrence of extreme weather conditions, unplanned generating plant outages, transmission disruptions, non-performance by counterparties with which it has power contracts and other factors affecting the wholesale energy markets. Although PP&L attempts to mitigate these risks, there can be no assurance that it will be able to fully meet its firm obligations, that it will not be required to pay damages for failure to perform, or that it will not experience counterparty non-performance in the future.

	PP&L's efforts to mitigate risks associated with open contract positions include maintaining generation capacity to deliver electricity to satisfy its net firm sales contracts and purchasing firm transmission service. In addition, the Energy Marketing Center adheres to established credit policies in evaluating counterparty credit risk. PP&L has not experienced any material non-performance by counterparties to date.

	The EITF is evaluating Issue 98-10, "Accounting for Energy Trading and Risk Management Activities," which addresses the increased use, by utility and other energy companies, of contracts for the purchase and sale of energy, not necessarily as hedges or inventory management, but to generate profits. The EITF agreed that much of this activity appeared to be trading and should be accounted for as such. The EITF also agreed that settlement accounting would not be appropriate for these activities. The EITF commissioned a working group to further study this issue and develop an
operational definition of "trading."   The working group's recommendations
included a group of indicators designed to assist in determining what constitutes "trading activities." The indicators could be applied not only to separate legal entities or subsidiaries but also to divisions or pieces thereof. The EITF reached tentative consensuses that mark-to-market (fair value) accounting should apply to activities meeting the trading definition and that any final consensus that may occur should be applied for fiscal years beginning after December 15, 1998. The EITF agreed that this consensus would not change the accounting for those contracts that qualify for hedge accounting and are designated as hedges. A final consensus is expected at the November meeting. The consensus was labeled as "tentative" in order to allow for additional input from the industry. PP&L enters into contracts for the sale and purchase of energy commodities and practices accrual accounting. Should any of these sales and purchases ultimately meet the EITF's definition of trading activities, it appears likely that a change in those entities' accounting practices will be required. The ultimate impact of this change in accounting cannot immediately be determined, but such impact may be significant.

Operating Revenues:  Electric Operations

	The increase (decrease) in revenues from electric operations was attributable to the following:

                                  September 30, 1998 vs. September 30, 1997
                                    Three Months Ended    Nine Months Ended
                                             (Millions of Dollars)

Retail Electric Revenues
     Weather effect                           $ 6              $(29)
     Sales volume and sales mix effect         34                32
     Unbilled revenues                         23                28
     Pilot shopping credit above market price  (4)              (12)
     Other, net                                                   4
Other Electric Revenues                         2                 9
                                              $61              $ 32

	During the third quarter of 1998, PP&L recognized increased revenues of $23 million due to the impact on unbilled revenue resulting from a change in the regulatory treatment of energy costs. Excluding this benefit, revenues from electric operations would have increased $38 million and $9 million, respectively, for the three and nine months ended September 30, 1998.

	The revenue increase for both periods can be attributed to strong retail electric sales in the third quarter of 1998. Electricity delivered and electricity supplied to residential, commercial and industrial customers increased from the prior year. Milder than normal weather experienced during the first quarter of 1998 partially offset the strong sales experienced during the third quarter of 1998.

Operating Revenues:  Wholesale Energy and Trading Activities

	The increase (decrease) in revenues from wholesale energy and trading activities was attributable to the following:

                             September 30, 1998 vs. September 30, 1997
                              Three Months Ended     Nine Months Ended
                                      (Millions of Dollars)

     Market-based transactions       $243                 $423
     PJM                               22                   58
     Cost-based contracts              (9)                 (26)
     Reservation/capacity credits      12                   35
     Oil & gas sales                   22                   38
     Other                              1
                                     $291                 $528

	Revenues from wholesale energy and trading activities increased by $291 million and $528 million for the three and nine months ended September 30, 1998, respectively, when compared to the same periods in 1997.
Revenues have continued to increase despite the phase-down of the capacity and energy agreement with JCP&L and the end of the capacity and energy agreement with Atlantic. This increase reflects PP&L's continued emphasis on competing in wholesale markets. Energy purchases have also increased to meet these increased sales. Refer to "Energy Purchases" for more information.

	In recent months, the national energy trading market has experienced high prices and increased volatility. PP&L is actively managing its portfolio to attempt to capture the opportunities and limit its exposure to these volatile prices. Refer to "Electricity Trading Activities" for more information.

Energy-Related Businesses

	Energy-related businesses contributed $5 million and $9 million to the operating income of PP&L Resources for the three months ended September 30, 1998 and 1997, respectively. For the nine-month periods ended September
30, 1998 and 1997, these businesses contributed a total of $15 million and $17 million to operating income, respectively. These results are primarily from PP&L Global's investments in SWEB and other world-wide energy projects. Energy-related businesses -- i.e., PP&L Global, PP&L Spectrum,
H.T. Lyons and McClure -- are expected to provide an increasing share of PP&L Resources' future earnings.

Cost of Electric Fuel

	Electric fuel expense increased by $14 million and $29 million for the three and nine months ended September 30, 1998, respectively, when compared to the same periods in 1997. This reflects increased generation at the coal and oil/gas-fired stations. These units, particularly Martins Creek, were needed as a result of increased trading activities of the Energy Marketing Center and to meet greater demand for electricity during the summer. This increase was partially offset by lower fuel prices for all units, especially oil/gas-fired stations.

Energy Purchases

	Energy purchases increased by $277 million and $488 million for the three and nine months ended September 30, 1998, respectively, when compared to the same periods in 1997. These increases were primarily due to greater quantities of energy purchased from others to meet the increased trading activities of the Energy Marketing Center, which include increased purchases of gas for resale. The related sales are included in wholesale energy sales. The overall market price of purchased power has also been higher during 1998 compared to 1997 due to the market volatility.

Other Operation Expenses

	Other operation expenses increased by $49 million and $71 million, respectively, for the three and nine months ended September 30, 1998 compared with the same periods in 1997. These increases reflect additional costs associated with computer information systems, and additional payroll, consultant services and other expenses to meet the requirements of retail competition. These increases also reflect additional software expenses and increased firm transmission costs related to the Energy Marketing Center activities.

	The increase for the nine months ended September 30, 1998 also reflects a bonus paid to bargaining unit employees in ratifying the recent labor agreement, and higher uncollectible account expenses. These increases were partially offset by credits recorded in connection with the competition pilot program. The PUC has authorized PP&L to seek future recovery of the revenue lost on the pilot program. PP&L has established a regulatory asset for the excess of the shopping credits provided to pilot customers over the market price of this energy. These credits totaled $4 million and $12 million for the three and nine months ended September 30, 1998, respectively, and were recorded as offsets to "Other Operation Expenses."

Power Plant Operations

	In an effort to reduce operating costs and position itself for the competitive marketplace, PP&L, in August 1998, announced the closing of its Holtwood coal-fired generating station, effective May 1, 1999. The adjacent hydroelectric plant will continue to operate. PP&L has also put its Sunbury coal-fired generating station up for sale.

Depreciation and Amortization Expenses

	Depreciation and amortization expenses decreased by $26 million and $22 million, respectively, for the three and nine months ended September 30, 1998 compared with the same periods in 1997. These decreases were mainly due to the write-off of impaired generation-related assets in connection with the restructuring adjustments recorded in June 1998. See
Note 4 for additional information.

Other Income and (Deductions)

	Other income of PP&L Resources increased by $52 and $57 million for the three and nine months ended September 30, 1998, respectively, from the comparable periods in 1997. PP&L Global's earnings for 1997 reflected a $40 million U.K. windfall profits tax.

	In addition, PP&L Resources recorded the acquisition of Penn Fuel Gas in August 1998. The transaction was originally contemplated as a pooling of interests, and estimated transaction costs of about $6 million were charged against earnings in the third quarter of 1997. The transaction was ultimately recorded under purchase accounting, and the transaction costs were capitalized as part of the investment. Third quarter 1998 earnings were credited by $6 million due to this change.

	Lastly, the September 30, 1998 year-to-date earnings include interest income of $6 million from a 1988 Gross Receipts Tax settlement, and a $3 million gain from sales of property.

Income Taxes

	For the three months ended September 30, 1998, income tax expense before extraordinary items increased by $14 million, or 22%, from the comparable period in 1997. This is primarily due to an increase in PP&L Resources' pre-tax book income before extraordinary items of $108 million.

	During the second quarter of 1998, income tax benefits of $666 million were recognized by the PUC restructuring and FERC settlement with municipalities. These benefits relate to the pre-tax book extraordinary charges of $1.6 billion. See Financial Note 4 which describes the extraordinary charges.


                            Financial Condition

	Refer to Financial Notes 3, 4 and 6 for information concerning the PUC restructuring charge and the Tender Offer for PP&L Resources' common stock.

Financing Activities

	The following financing activities have occurred to date in 1998:

	o	From January through October 1998, PP&L Resources issued $55 million of common stock through the DRIP.

	o	In March 1998, the 364-day revolving credit agreement for PP&L and
PP&L Capital Funding was increased from $150 million to $350 million. This increase, when added to the $300 million five-year revolving credit agreement of PP&L and PP&L Capital Funding, brings to $650 million the total amount of revolving credit available to PP&L and PP&L Capital Funding under these joint agreements. Additionally, in July 1998, PP&L Capital Funding entered into five separate $80 million, 364-day credit facilities with five banks. As of September 30, 1998, no borrowings were outstanding under any revolving credit agreements.

	o	In March 1998, PP&L Capital Funding sold $60 million of medium-
term notes having a five-year term.

	o	In March 1998, PP&L Capital Funding established a commercial paper program. At September 30, 1998, $656 million of commercial paper was outstanding.

	o	In April 1998, PP&L retired $150 million principal amount of First
Mortgage Bonds, 5-1/2% series that matured on that date.

	o	In May 1998, PP&L issued $200 million First Mortgage Bonds, 6-1/8%
Reset Put Securities Series due 2006. In connection with this issuance, PP&L assigned to a third party the option to call the bonds from the holders on May 1, 2001. These bonds will mature on May 1, 2006, but will be required to be surrendered by the existing holders on May 1, 2001 either through the exercise of the call option by the callholder or, if such option is not exercised, through the automatic exercise of a mandatory put by the trustee on behalf of the bondholders. If the call option is exercised, the bonds will be remarketed and the interest rate will be reset for the remainder of their term to the maturity date. If the call option is not exercised, the mandatory put will be exercised and PP&L will be required to repurchase the bonds at 100% of their principal amount on May 1, 2001. Proceeds from the sale of the bonds were used by PP&L to retire $116 million of its unsecured term loans and to reduce its outstanding commercial balances.

	o	In September 1998, PP&L Resources repurchased approximately 17 million shares of common stock at $24.50 per share.

	o	In August through October 1998, PP&L Capital Funding issued a total of $235 million of medium-term notes with maturities varying from two to seven years.

	PP&L Resources has developed a financial strategy that is intended to position PP&L Resources for the anticipated future competitive environment after giving effect to the PUC's Final Order, the related restructuring charge on PP&L's books and the collection of CTC revenues during the Transition Period. PP&L Resources' financial strategy and goals include:

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

	As the electric utility industry transitions to a competitive environment, PP&L Resources anticipates the potential to achieve long-term returns on shareowner capital that exceed the returns that have been historically permitted in a fully regulated business environment. At the same time, PP&L Resources' business risks are expected to increase, resulting in an increase in the potential volatility in revenue and income streams. As such, PP&L Resources believes that a dividend payout ratio that is significantly lower than the 80%-90% payout ratio previously experienced by PP&L Resources and the electric utility industry in general is required to better position PP&L Resources to more effectively compete in the energy markets by increasing PP&L Resources' future financing flexibility. Accordingly, effective with the dividend payable October 1, 1998 to owners of record on September 10, 1998, PP&L Resources' quarterly Common Stock dividend was reduced to $.25 per share ($1.00 annualized rate) from the previous level of $.4175 per share ($1.67 annualized rate). In addition to providing an increase in PP&L Resources' future financing flexibility, this dividend action positions PP&L Resources' Common Stock for potential increased growth in market value by retaining a proportionately higher level of earnings in the business for reinvestment. The Shares purchased pursuant to the Tender Offer received the October 1 dividend.

	The reduction in PP&L Resources' permanent capitalization, as well as the temporary increase in leverage, has been effected through this Tender Offer, which was financed by PP&L Resources through the use of short-term debt. The short-term debt used by PP&L Resources was made available through the issuance of commercial paper by PP&L Capital Funding.

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


Financing and Liquidity

	The change in cash and cash equivalents for PP&L Resources for the nine months ended September 30, 1998 increased $45 million from the comparable period in 1997. The reasons for this change were:

o	A $144 million decrease in cash provided by operating activities, primarily due to an increase in receivables related to wholesale trading activities, and a cash revenue loss associated with the shopping credits from the competition pilot program.

o	A $269 million increase in cash used in investing activities, primarily due to an increase in the amount of investment in electric energy projects by PP&L Global. In addition, there were fewer sales and maturities of available-for-sale securities, as well as other financial investments in 1998 compared with 1997.

o	A $458 million increase in cash provided by financing activities, primarily due to the commercial paper program established by PP&L
Capital Funding in 1998. At September 30, 1998, $656 million of this short-term debt was outstanding.

	Outside financing, in amounts not currently determinable, may be required over the next five years to finance investments in world-wide energy projects by PP&L Global. Refer to "Unregulated Investments" for additional information.

Financial Indicators

	The ratio of PP&L Resources pre-tax income to interest charges was 3.9 and 3.4 for the nine months ended September 30, 1998 and 1997, respectively, excluding extraordinary items. The annual per share dividend rate on common stock decreased from $1.67 per share to $1.00 per share in the third quarter of 1998. Refer to Financial Note 6 for information regarding the reduction of PP&L Resources' dividend and the Tender Offer for PP&L Resources' common stock. The ratio of the market price to book value of common stock was 234% at September 30, 1998, compared with 130% at September 30, 1997. Excluding extraordinary items, the ratio of market price to book value of common stock at September 30, 1998 was 151%.

Unregulated Investments

		PP&L Global continues to pursue opportunities to develop and acquire electric generation, transmission and distribution facilities in the United States and abroad.

	As of September 30, 1998, PP&L Global had investments and commitments of approximately $725 million in distribution, transmission and generation facilities in the United Kingdom, Bolivia, Peru, Argentina, Spain,
Portugal, Chile and El Salvador. PP&L Global's major investments to date are SWEB, Emel and DelSur.

	In 1998, PP&L Global acquired an additional 1,813,000 shares of Emel at a cost of approximately $32 million, increasing its ownership interest to 37.5%. In February 1998, PP&L Global and Emel acquired a 75% interest in DelSur, an electric distribution company serving 193,000 customers in El Salvador, for approximately $180 million. Under the purchase agreement, PP&L Global directly acquired 37.5% of DelSur and Emel acquired the other 37.5%. DelSur is one of five electricity distribution companies in El Salvador that are being privatized by the government. In June 1998, PP&L Global acquired an additional 26% interest in SWEB for $170 million, increasing its equity interest to 51% and its voting interest to 49%.

	PP&L Global will acquire most of Bangor Hydro-Electric's generating assets and certain transmission rights under an agreement reached in September 1998. PP&L Global will purchase 100 percent of Bangor Hydro's hydroelectric assets, as well as its interest in an oil-fired generation facility, for $89 million. The closing, which is subject to the approval of the Maine Public Utilities Commission and the FERC as well as certain third-party consents, is expected to occur by mid-1999.

	PP&L Global plans to build a gas-fired power plant in Arizona which will have a nominal base load capacity of 520 megawatts and a maximum output capability of 650 megawatts. An energy marketing company has agreed to purchase between 240 and 520 megawatts of the electricity produced by the facility. PP&L Global also plans to build a 500 to 600 megawatt natural gas-fired power plant adjacent to PP&L's Martins Creek plant with an estimated investment of $250 million.

	PP&L Global has signed definitive agreements with Montana Power Company, Portland General Electric Company and Puget Sound Energy, Inc. to acquire 13 Montana power plants, with 2,614 MW of generating capacity, for a purchase price of $1.586 billion. The acquisition is subject to several conditions, including the receipt of required state and federal regulatory approvals and third-party consents. PP&L Global expects to complete the acquisition by the end of 1999. About 65% of the acquisition cost is expected to be financed on a project credit basis, non-recourse to PP&L Global and PP&L Resources. The balance of the acquisition cost is expected to be financed through a combination of debt and equity issued by PP&L Resources, or with funds that PP&L Resources derives from PP&L's securitization of transition costs. The agreements also provide for PP&L Global's acquisition of related transmission assets for $182 million, subject to certain conditions, including federal regulatory approval.

Acquisitions

	In 1998, PP&L Resources acquired H.T. Lyons and McClure, heating, ventilating and air-conditioning firms, in cash transactions for amounts that were not material.

	In August 1998, PP&L Resources acquired Penn Fuel Gas. The transaction was treated as a purchase for accounting and financial reporting purposes. PP&L Resources issued approximately 5.6 million shares of common stock with a value of approximately $135 million, to acquire all Penn Fuel Gas common and preferred stock. Under the terms of the merger agreement, shareowners of Penn Fuel Gas received 6.968 common shares of PP&L Resources for each common share of Penn Fuel Gas that they owned and
0.682 common shares of PP&L Resources for each preferred share of Penn Fuel Gas that they owned.

Commitments and Contingent Liabilities

	There have been no material changes related to PP&L Resources' or PP&L's commitments and contingent liabilities since the companies filed their joint 1997 Form 10-K, other than the environmental remediation contingencies of Penn Fuel Gas, which was acquired in August 1998.


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

	Pennsylvania Activities

	Reference is made to Financial Note 3 "PUC Restructuring Proceeding" for a discussion of the disposition of PP&L's restructuring plan under the Customer Choice Act.

	In August 1997, the PUC issued an order modifying and approving PP&L's pilot program under the applicable provisions of the Customer Choice Act and PUC guidelines. Retail customers participating in the PP&L and other Pennsylvania utilities' pilot programs began to receive power from their supplier of choice in November 1997. Under its pilot program, approximately 60,000 PP&L residential, commercial and industrial customers have chosen their electric supplier. PP&L will continue to provide all transmission and distribution, customer service and back-up energy supply services to participating customers in its service area.

	Only those alternative suppliers licensed by the PUC and in compliance with the state tax obligations set forth in the Customer Choice Act may participate in the pilot programs. To date, approximately 80 suppliers have obtained such licenses to participate in the pilot programs.

	Reference is made to Financial Note 3 "PUC Restructuring Proceeding" for a discussion of the settlement approved by the PUC which requires, among other things, that PP&L transfer its retail electric marketing function to a separate, affiliated corporation. In August 1998, PP&L formed a new subsidiary, PP&L EnergyPlus, for this purpose. In September 1998, the PUC approved PP&L EnergyPlus's application to act as a Pennsylvania EGS. This license permits PP&L EnergyPlus to offer retail electric supply to participating customers in PP&L's service territory and in the service territories of other Pennsylvania utilities. In 1999, PP&L EnergyPlus will offer such supply to industrial and commercial customers throughout the state. At this time, PP&L EnergyPlus has determined not to pursue residential customers in the competitive marketplace based on economic considerations.

	In September 1998, the PUC issued an Order which, in part, directed Pennsylvania utilities which are members of PJM, including PP&L, to offer their installed capacity at a price of $19.72 per kilowatt-year (Capacity Order). PP&L brought an action in the District Court seeking an injunction against the Capacity Order on the basis, among other things, that it attempted to regulate matters within exclusive federal jurisdiction. In October 1998, PP&L entered into a settlement agreement with the PUC under which (i) PP&L will offer to sell capacity credits to EGS's licensed by the PUC at the equivalent of $19.72 per kilowatt-year in 1999 for service to PP&L residential customers; (ii) all PP&L residential customers will be permitted to select an EGS in January 1999; (iii) the PUC will withdraw the Capacity Order as to PP&L; and (iv) PP&L will withdraw its federal court action against the Capacity Order.

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

	The PJM Supporting Companies and numerous other parties have filed requests for amendment and/or rehearing of virtually every portion of the FERC's PJM ISO order. PP&L also has filed its own request for amendment and/or rehearing. The FERC has not yet taken action on these filings. PP&L's primary issue with the FERC's order relates to a requirement that existing wholesale contracts for sales service and transmission service be modified to have the new PJM transmission tariff applied to service under these existing contracts and the requirement that PP&L modify these contracts to ensure that customers are not assessed multiple transmission charges. If PP&L were required to modify these existing contracts, PP&L could lose as much as $3-4 million in transmission revenues in 1998 -- but a lesser amount in the following years -- from several wholesale sales and transmission service contracts that were negotiated prior to the establishment of the PJM ISO. In an order issued in May 1998, the FERC allowed PP&L to request an increase in the revenue requirement applicable to transmission service over PP&L's transmission facilities to the extent that PP&L has otherwise unrecovered transmission costs as a result of the contract modifications. PP&L filed the proposed increase to its transmission revenue requirement in July 1998. In October 1998, PP&L filed a settlement agreement among the active parties in that proceeding, which is currently under consideration by a FERC administrative law judge.

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

	In July 1998, the FERC accepted amendments to PP&L's market-based rate tariff that permit PP&L to sell, assign or transfer transmission rights and associated ancillary services. In October 1998, the FERC accepted a proposed amendment to PP&L's market-based rate tariff to permit PP&L to sell electric energy and/or capacity to its affiliates under specified conditions.

	In September 1998, PP&L filed its EGS Coordination Tariff with the FERC. The EGS Coordination Tariff applies to entities licensed to serve retail electricity customers under the Commonwealth of Pennsylvania's retail access program. The purpose of the EGS Coordination Tariff is to permit PP&L to provide EGS's with certain FERC-jurisdictional services which will facilitate the ability of EGS's to meet their obligations as transmission customers and load-serving entities under the PJM Open Access Transmission Tariff and related agreements of the PJM.

	In September 1997, PP&L filed a request with the FERC to lower the applicable PP&L revenue requirement currently set forth in the PJM open access transmission tariff. The new revenue requirement results from PP&L's use of the same test year and cost support data used in the PUC restructuring proceeding. PP&L requested that the new revenue requirement take effect on November 1, 1997. In February 1998, the FERC accepted the proposed rates, subject to refund, and set the amount of the decrease in the revenue requirement for hearing. In October 1998, PP&L filed a settlement agreement among the active parties in that proceeding, which is currently under consideration by a FERC administrative law judge.

	In January 1998, the United States Department of Energy approved PP&L's application for an export license to sell capacity and/or energy to electric utilities in Canada. This export license allows PP&L to sell either its own capacity and energy not required to serve domestic obligations or power purchased from other utilities.

	Reference is made to "Pennsylvania Activities" above for a discussion of PP&L's new retail electric marketing subsidiary, PP&L EnergyPlus. PP&L EnergyPlus filed an application with the FERC in September 1998 for authority to sell electric energy and capacity at market-based rates, and for authority to sell, assign or transfer transmission rights and associated ancillary services. The FERC has not yet ruled on PP&L EnergyPlus's application. Also, in September 1998, PP&L filed a notification of change in status with the FERC to report PP&L's affiliation with PP&L EnergyPlus. Pursuant to FERC requirements, PP&L has filed a code of conduct to govern its relationship with affiliates that engage in the sale and/or transmission of electric energy.

Year 2000 Computer Issue

	PP&L Resources and its subsidiaries utilize computer-based systems throughout their businesses. In the year 2000, these systems will face a potentially serious problem with recognizing calendar dates. Without corrective action, the most reasonably worst case scenario with respect to Year 2000 issues could result in computer shutdown or erroneous calculations causing less than optimal operation of the generating stations; diminished ability to monitor, control and coordinate generation with the transmission and distribution systems; and impact the operation of various monitoring and metering equipment utilized throughout PP&L. A company-wide Year 2000 coordination committee was formed to raise the awareness of the Year 2000 issue, share information and review the progress. A seven-step approach was developed to achieve Year 2000 compliance by assessing and remediating the problem in application software, hardware, plant control systems and devices containing embedded microprocessors. The seven steps in the plan include awareness, inventory, assessment, remediation, testing, implementation, and contingency planning. PP&L Resources has also requested assurance from all critical suppliers and business partners that they are in compliance with Year 2000 issues.

	As of September 30, 1998, PP&L Resources estimates that approximately 60% of the critical mainframe applications and approximately 70% of the non-critical mainframe applications that will remain in production have been determined as being Year 2000 compliant. It is anticipated that this project will be completed on a timely basis, with all mission-critical mainframe computer applications to be compliant by March 31, 1999 and all mainframe computer systems to be fully Year 2000 compliant by mid-1999.

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

	In July 1998, the PUC ordered an investigation to be conducted by the Office of Administrative Law Judge "to accurately assess any and all steps taken and proposed to be taken to resolve the Year 2000 compliance issue by all jurisdictional fixed utilities and mission-critical service providers such as the PJM." The PUC is requiring all jurisdictional utilities to file a written response to a list of questions concerning Year 2000 compliance; and that, if mission-critical systems cannot be made Year 2000 compliant on or before March 31, 1999, to file a detailed contingency plan. PP&L filed its written response to these questions in August 1998.

	Based upon present assessments, PP&L Resources estimates that it will incur approximately $15 million in Year 2000 remediation costs. Through September 30, 1998, PP&L Resources spent approximately $6 million in remediation costs, which included assistance from outside consultants.
These costs are being funded through internally generated funds and are being expensed as incurred.

                          PP&L RESOURCES, INC. AND
                         PP&L, INC. AND SUBSIDIARIES

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

	Reference is made to Notes to Financial Statements for information concerning PP&L's restructuring under the Customer Choice Act.

	Reference is made to "Increasing Competition" in the Review of the Financial Condition and Results of Operation for information concerning proceedings before the FERC.

	The EPA has issued an order to PP&L and 12 other parites (mainly utilities) under Section 106 of Superfund requiring clean-up of PCBs at the Metal Bank Superfund site near Philadelphia. PP&L initially complied with the order by joining the owner/operator of the site in performing the remedial design. However, the EPA subsequently rejected the owner/operator's design contractor, choosing the utility group's design contractor instead. PP&L is negotiating with the utility group to join them in complying with the order.

	PP&L challenged the DEP's right to collect air emission fees for hazardous air pollutants (HAPs) from PP&L's coal-fired units and air emission fees for emissions from PP&L's Phase I affected units from 1995 through 1999. (Phase I affected units are those units designated by the Clean Air Act, or which voluntarily opt into the requirement, to make certain reductions in SO2 and NOx emissions by 1995; all others must make these reductions by 2000.) The HAPs emissions fees are approximately $200,000 per year. The emission fees for Phase I affected units from 1995 through 1999 are estimated at $1.6 million. PP&L and the DEP have finalized a settlement of this litigation, under which PP&L will pay reduced fees for the Phase I units from 1995-1999 and will pay all HAPs fees.

	Reference is made to PP&L Resources' and PP&L's Annual Reports to the SEC on Form 10-K for the year ended December 31, 1997 regarding citations issued by the U.S. Department of Labor's MSHA to one of PP&L's coal-mining subsidiaries. In August 1998, the United States Court of Appeals for the District of Columbia Circuit affirmed the ruling of the Mine Safety and Health Review Commission in favor of the mine operator in the test case in this matter. In September 1998, the Secretary of Labor moved to vacate and dismiss all of the pending cases against mine operators, including the PP&L subsidiary. MSHA has indicated that it intends to withdraw all of its citations, which would conclude all of these pending cases against the mine operators, including PP&L's subsidiary.

Item 6.  Exhibits and Reports on Form 8-K

	(a)  Exhibits

          3(ii)(a) - Bylaws of PP&L Resources, Inc.

          3(ii)(b) - Bylaws of PP&L, Inc. (amended to, among other things, require shareholders to provide PP&L with at least 75 days advance notice of an intent to nominate a director or submit a proposal for consideration at a shareholder's meeting).

          10(a) - Asset Purchase Agreement between PP&L Global, Inc. and The Montana Power Company

          10(b) - Equity Contribution Agreement among PP&L Resources, Inc., PP&L Global, Inc. and The Montana Power Company

          10(c) - Asset Purchase Agreement between PP&L Global, Inc. and Portland General Electric Company

          10(d) - Equity Contribution Agreement among PP&L Resources, Inc., PP&L Global, Inc. and Portland General Electric Company

          10(e) - Asset Purchase Agreement between PP&L Global, Inc. and Puget Sound Energy, Inc.

          10(f) - Equity Contribution Agreement among PP&L Resources, Inc., PP&L Global, Inc. and Puget Sound Energy, Inc.

          12 - Computation of Ratio of Earnings to Fixed Charges

          27 - Financial Data Schedule

	(b)  Reports on Form 8-K

	Report dated June 29, 1998

	Item 5.  Other Events

	     Information regarding the IBEW Local 1600's ratification of a new four-year bargaining agreement with PP&L.

	Report dated August 20, 1998

	Item 7.  Financial Statements, Pro Forma Financial Information and
Exhibits

	     Computation of Ratio of Earnings to Fixed Charges

	Report dated August 21, 1998

	Item 5.  Other Events

	     Information regarding the acquisition of Penn Fuel Gas and the PUC's Final Order approving the Joint Settlement Petition.

	Report dated September 28, 1998

	Item 5.  Other Events

	     Information regarding PP&L Global's acquisition of generating assets and transmission resources of Bangor Hydro-Electric Company.

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

EGS - Electric Generation Supplier

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

ITC - Intangible transition charge

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

PP&L - PP&L, Inc.

PP&L Capital Funding - PP&L Capital Funding, Inc., PP&L Resources' financing subsidiary

PP&L EnergyPlus - PP&L Energy Plus Co., a PP&L Resources subsidiary which is involved in retail electric marketing.

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


                                    PP&L Resources, Inc.
                                        (Registrant)

                                    PP&L, Inc.
                                        (Registrant)





Date:  November 12, 1998              /s/ John R. Biggar
                                          John R. Biggar
                                     Senior Vice President and
                                      Chief Financial Officer
                                (PP&L Resources, Inc. and PP&L, Inc.)


                                      /s/ Joseph J. McCabe
                                          Joseph J. McCabe
                                    Vice President & Controller
                                (PP&L Resources, Inc. and PP&L, Inc.)