Form 10-K405
period 1998-12-31
PP&L RESOURCES INC
filed 1999-03-03
CIK 922224

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                                   FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the fiscal year ended December 31, 1998

                   OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _________ to ___________

Commission File  Registrant; State of Incorporation;     IRS Employer
    Number           Address and Telephone Number     Identification No.
---------------  -----------------------------------  ------------------

  1-11459          PP&L Resources, Inc.                   23-2758192
                   (Exact name of Registrant as
                   specified in its charter)
                   (Pennsylvania)
                   Two North Ninth Street
                   Allentown, PA  18101
                   (610) 774-5151

  1-905            PP&L, Inc.                             23-0959590
                   (Exact name of Registrant as
                   specified in its charter)
                   (Pennsylvania)
                   Two North Ninth Street
                   Allentown, PA  18101
                   (610) 774-5151

Securities registered pursuant to Section 12(b) of the Act:

                                        Name of each exchange on
Title of each class                         which registered
-------------------                     ------------------------

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

         PP&L Resources, Inc.                [   ]
         PP&L, Inc.                          [ X ]

     Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

 PP&L Resources, Inc.                   Yes  X        No
                                            -----        -----
 PP&L, Inc.                             Yes  X        No
                                            -----        -----



The aggregate market value of the voting common stock held by non-affiliates of PP&L Resources, Inc. at January 31, 1999 was $4,208,205,601. PP&L Resources, Inc. held all 157,300,382 outstanding common shares, no par value, of PP&L, Inc. The aggregate market value of the voting preferred stock held by non-affiliates of PP&L, Inc. at January 31, 1999 was $92,518,336.

The number of shares of PP&L Resources, Inc. Common Stock, $.01 par value, outstanding on January 31, 1999 was 157,684,519, excluding 16,996,129 shares held as treasury stock.

           Documents incorporated by reference:

     Registrants have incorporated herein by reference certain sections of their 1999 Notices of Annual Meetings and Proxy Statements which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1998. Such Proxy Statements will provide the information required by Part III of this Report.

                             PP&L RESOURCES, INC.
                                  PP&L, INC.

                          FORM 10-K ANNUAL REPORT TO
                    THE SECURITIES AND EXCHANGE COMMISSION
                     FOR THE YEAR ENDED DECEMBER 31, 1998
                     ------------------------------------

                               TABLE OF CONTENTS
                               -----------------

     This combined Form 10-K is separately filed by PP&L Resources, Inc. and PP&L, Inc. Information contained herein relating to PP&L, Inc. is filed by PP&L Resources, Inc. and separately by PP&L, Inc. on its own behalf. PP&L, Inc. makes no representation as to information relating to PP&L Resources, Inc. or its subsidiaries, except as it may relate to PP&L, Inc.

Item                                                          Page
----                                                          ----
                             PART I
                             ------
 1.  Business .............................................

 2.  Properties ...........................................

 3.  Legal Proceedings ....................................

 4.  Submission of Matters to a Vote of Security Holders ..

     Executive Officers of the Registrants ................

                             PART II
                             -------

 5.  Market for the Registrant's Common Equity and Related
     Stockholder Matters ..................................

 6.  Selected Financial Data ..............................

 7.  Review of the Financial Condition and
     Results of Operations  ...............................

 8.  Financial Statements and Supplementary Data

       Report of Independent Accountants ..................

       Management's Report on Responsibility for Financial
         Statements .......................................

     Financial Statements:

       PP&L Resources, Inc.

       Consolidated Statement of Income for each of the
         Three Years Ended December 31, 1998, 1997 and
         1996..............................................
       Consolidated Statement of Cash Flows for each of
         the Three Years Ended December 31, 1998, 1997
         and 1996..........................................
       Consolidated Balance Sheet at December 31, 1998 and
         1997 .............................................
       Consolidated Statement of Shareowners' Common
         Equity for each of the Three Years Ended December
         31, 1998, 1997 and 1996...........................
       Consolidated Statement of Preferred Stock at
         December 31, 1998 and 1997 .......................
       Consolidated Statement of Company-Obligated
         Mandatorily Redeemable Securities at
         December 31, 1998 and 1997 .......................
       Consolidated Statement of Long-Term Debt at
         December 31, 1998 and 1997 .......................

       PP&L, Inc.

       Consolidated Statement of Income for each of the
         Three Years Ended December 31, 1998, 1997 and
         1996..............................................
       Consolidated Statement of Cash Flows for each of
         the Three Years Ended December 31, 1998, 1997
         and 1996..........................................
       Consolidated Balance Sheet at December 31, 1998 and
         1997 .............................................
       Consolidated Statement of Shareowner's Common
         Equity for each of the Three Years Ended December
         31, 1998, 1997 and 1996 ..........................
       Consolidated Statement of Preferred Stock at
         December 31, 1998 and 1997 .......................

       Notes to Financial Statements ......................

       Supplemental Financial Statement Schedule:

       II - Valuation and Qualifying Accounts and
            Reserves for the Three Years Ended
            December 31, 1998 .............................

     Quarterly Financial, Common Stock Price and
       Dividend Data ......................................

 9.  Changes in and Disagreements with Accountants on
       Accounting and Financial Disclosure ................

                             PART III
                             --------

10.  Directors and Executive Officers of the Registrants ..

11.  Executive Compensation ...............................

12.  Security Ownership of Certain Beneficial
     Owners and Management ................................

13.  Certain Relationships and Related Transactions .......

                             PART IV
                             -------

14.  Exhibits, Financial Statement Schedules, and
       Reports on Form 8-K ................................

     Shareowner and Investor Information ..................

     Signatures ...........................................

     Exhibit Index ........................................

     Computation of Ratio of Earnings to Fixed Charges ....

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

CTC - competitive transition charge

CUSTOMER CHOICE ACT - (Pennsylvania Electricity Generation Customer Choice and Competition Act) - legislation enacted to restructure the state's electric utility industry to create retail access to a competitive market for generation of electricity

DelSur - Distributidora Electricidad del Sur S.A., an electric distribution company in El Salvador

DEP - Pennsylvania Department of Environmental Protection

DISTRICT COURT - United States District Court for the Eastern District of Pennsylvania.

DOE - Department of Energy

DRIP (Dividend Reinvestment Plan) - program available to shareowners of PP&L Resources' common stock and PP&L preferred stock to reinvest dividends in PP&L Resources' common stock instead of receiving dividend checks.

EGS - electric generation supplier

EITF - Emerging Issues Task Force, an organization that aids the FASB in identifying emerging issues that may require FASB action.

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

GRT - Gross Receipts Tax

H.T. LYONS - H.T. Lyons, Inc., a PP&L Resources unregulated subsidiary specializing in mechanical contracting and engineering.

IBEW - International Brotherhood of Electrical Workers

ISO - Independent System Operator

ITC - intangible transition charge

JCP&L - Jersey Central Power & Light Company

MAJOR UTILITIES - Atlantic, BG&E and JCP&L

McCarl's - McCarl's Inc., a PP&L Resources unregulated subsidiary specializing in mechanical contracting and engineering.

MCCLURE - McClure Company, a PP&L Resources unregulated subsidiary specializing in mechanical contracting and engineering.

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

PECO - PECO Energy Company

PENN FUEL GAS - Penn Fuel Gas, Inc., a PP&L Resources regulated subsidiary specializing in natural gas distribution, transmission and storage services, and the sale of propane.

PJM (PJM Interconnection, L.L.C.) - operates the electric transmission network and electric energy market in the mid-Atlantic region of the U.S.

PLAN - PP&L's non-contributory defined benefit pension plan.

PP&L - PP&L, Inc.

PP&L CAPITAL FUNDING - PP&L Capital Funding, Inc., PP&L Resources' financing subsidiary.

PP&L CAPITAL TRUST - a Delaware statutory business trust created to issue Preferred Securities, whose common stock is held by PP&L.

PP&L CAPITAL TRUST II -- a Delaware statutory business trust created to issue Preferred Securities, whose common stock is held by PP&L.

PP&L ENERGYPLUS - Refers to PP&L, Inc. d/b/a PP&L EnergyPlus, and PP&L EnergyPlus Co., a PP&L, Inc. unregulated subsidiary which is involved in retail electric generating supply. During 1998, PP&L, Inc. d/b/a PP&L EnergyPlus provided retail electric generating supply in the Pennsylvania retail pilot program. As a result of the PUC restructuring settlement, PP&L EnergyPlus became a separate subsidiary of PP&L, Inc. in September 1998. As of January 1999, PP&L EnergyPlus Co. is providing retail electric generating supply to customers throughout Pennsylvania.

PP&L GLOBAL - PP&L Global, Inc., a PP&L Resources unregulated subsidiary which invests in and develops world-wide power projects

PP&L RESOURCES - PP&L Resources, Inc., the parent holding company of PP&L, PP&L Global and other subsidiaries.

PP&L SPECTRUM - PP&L Spectrum, Inc., a PP&L Resources unregulated subsidiary which offers energy-related products and services.

PP&L'S MORTGAGE - PP&L's Mortgage and Deed of Trust, dated October 1, 1945.

PREFERRED SECURITIES - Company-obligated mandatorily re-deemable preferred securities of subsidiary trusts holding solely company debentures (issued by two Delaware statutory business trusts).

PUC (Pennsylvania Public Utility Commission) - state agency that regulates certain ratemaking, services, accounting, and operations of Pennsylvania utilities.

PUC DECISION - final order issued by the PUC on September 27, 1995 pertaining to PP&L's base rate case filed in December 1994.

PUC FINAL ORDER - Final order issued by the PUC on August 27, 1998, approving the settlement of PP&L Inc.'s restructuring proceeding.

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

VERP - Voluntary Early Retirement Program

YEAR 2000 - a set of date-related problems that may be experienced by software systems or applications.

                                    PART I
                                    ------

                               ITEM 1. BUSINESS
                               ----------------

     Terms and abbreviations appearing in "BUSINESS" are explained in the glossary.

BACKGROUND

     PP&L Resources is a holding company with headquarters in Allentown, PA. Its subsidiaries include PP&L, which provides electricity delivery service in eastern and central Pennsylvania, sells retail electricity throughout Pennsylvania and markets wholesale electricity in 28 states and Canada; PP&L EnergyPlus (a subsidiary of PP&L), which sells competitively-priced energy and energy services to newly deregulated markets; PP&L Global, an international independent power company which invests in and develops world-wide power projects; PP&L Spectrum, which markets energy-related services and products; PP&L Capital Funding, which provides debt funding for PP&L Resources and its subsidiaries other than PP&L; Penn Fuel Gas, which provides natural gas distribution, transmission and storage services and sells propane; and H.T. Lyons and McClure, which are mechanical contractor and engineering firms. In February 1999, PP&L Resources acquired McCarl's Inc., another mechanical contractor and engineering firm. Other subsidiaries may be formed by PP&L Resources to take advantage of new business opportunities.

     The financial condition and results of operations of PP&L and PP&L Global are currently the principal factors affecting PP&L Resources' financial condition and results of operations.

     The electric utility industry, including PP&L, has experienced and will continue to experience a significant increase in the level of competition in the energy supply market. The Energy Act amended the PUHCA to create a new class of independent power producers, and amended the Federal Power Act to provide open access to electric transmission systems for wholesale transactions. In addition, in December 1996 the Customer Choice Act was enacted in Pennsylvania to restructure the state's electric utility industry in order to create retail access to a competitive market for the generation of electricity. See "PUC Restructuring Proceeding" in Note 3 to Financial Statements and "Increasing Competition" in Review of Financial Condition and Results of Operations for a discussion of competition-related proceedings before the PUC and PP&L's involvement in those proceedings.

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

     PP&L provides electricity delivery service to approximately 1.3 million customers in a 10,000 square mile territory in 29 counties of eastern and central Pennsylvania, with a population of approximately 2.6 million persons. This service area has 129 communities with populations over 5,000, the largest cities of which are Allentown, Bethlehem, Harrisburg, Hazleton, Lancaster, Scranton, Wilkes-Barre and Williamsport. In addition to delivery of its own generation or purchased power, PP&L is delivering power supplied by licensed EGS' pursuant to the Customer Choice Act.

     During 1998, about 96% of total operating revenue was derived from electric energy sales and marketing activities, with 26% coming from residential customers, 22% from commercial customers, 15% from industrial customers, 34% from wholesale sales and 3% from others.

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

     In November 1997, the FERC ordered the restructuring of the PJM into an ISO, in order to accommodate greater competition and broader participation in the power pool. The purpose of the ISO is to separate operation of, and access to, the transmission grid from the PJM electric utilities' generation interests. The electric utilities continue to own the transmission assets, but the ISO directs the control and operation of the transmission facilities. See "Increasing Competition" in the Review of Financial Condition and Results of Operations for further details on this PJM restructuring.

     To take advantage of opportunities in the competitive energy marketplace, PP&L created an Energy Marketing Center in 1995. The group operates a 24-hour trading floor and a marketing effort with responsibility for all PP&L wholesale power transactions. The Energy Marketing Center has allowed PP&L to buy and sell energy at the most competitive prices and to expand these activities beyond PP&L's traditional service territory.

     Pursuant to the Joint Settlement Petition in its PUC restructuring proceeding, PP&L transferred its retail marketing function to a new subsidiary, PP&L EnergyPlus, in September 1998. PP&L EnergyPlus has a PUC license to act as an EGS. This license permits PP&L EnergyPlus to offer retail electric supply to customers throughout Pennsylvania. In 1999, PP&L EnergyPlus will offer such supply to industrial and commercial customers throughout the state. At this time, PP&L EnergyPlus has decided not to pursue residential customers in the competitive marketplace based on economic considerations.

     Other wholly-owned subsidiary companies of PP&L principally are engaged in oil and gas pipeline operations, holding cash reserves and passive financial investing.

     PP&L Global, PP&L Resources' second largest subsidiary after PP&L, is an international independent power company with current investments of $671 million. PP&L Global has ownership and operational interests in distribution companies in the U.K., Chile and El Salvador that deliver electricity to more than 2 million customers. PP&L Global also has investment interests in Argentina, Peru, Spain, Portugal, Bolivia and Brazil. PP&L Global's major investments to date are SWEB, Emel and DelSur.

     During 1998, PP&L Global reached an agreement to acquire the generation facilities of Bangor-Hydro Electric Company in Maine, totaling 95 megawatts, as well as certain associated transmission rights, for $89 million.

     In addition, during 1998 PP&L Global signed definitive agreements to purchase 13 Montana power plants, with 2,614 megawatts of generating capacity, for $1.586 billion. The acquisition is subject to several conditions, including the receipt of required state and federal regulatory approvals and third-party consents. The agreements also provide for PP&L Global's acquisition of related transmission assets for $182 million.

     PP&L Global also has announced plans to develop a 520 megawatt gas-fired power plant in Kingman, Arizona, a 500 - 600 megawatt gas-fired plant in Wallingford, Connecticut, and a 500 - 600 megawatt gas-fired plant in eastern Pennsylvania.

     PP&L Resources has established growth in its generation capability, along with expansion of its energy marketing operations, as a key element of its business strategy. In addition to the current generating assets of PP&L and the announced acquisitions and developments of PP&L Global discussed above, PP&L Resources plans to add another 7,500 mW of generation within the next five years.

FINANCIAL CONDITION

     See "Earnings" and "Financial Indicators" in the Review of the Financial Condition and Results of Operations for this information.

CAPITAL EXPENDITURE REQUIREMENTS

     See "Financial Condition - Capital Expenditure Requirements" in the Review of the Financial Condition and Results of Operations for information concerning PP&L's estimated capital expenditure requirements for the years 1999-2003. See
Note 14 to Financial Statements for information concerning PP&L's estimate of the cost to comply with the federal clean air legislation enacted in 1990, to address groundwater degradation and waste water control at PP&L facilities and to comply with solid waste disposal regulations adopted by the DEP.

POWER SUPPLY

     PP&L's system capacity (winter rating) at December 31, 1998 was as follows:

                                                   Net
                                                 Kilowatt
       Plant                                     Capacity
       -----                                     --------
  Nuclear-fueled steam station
   Susquehanna                                  1,995,000 (a)
                                                ---------
  Coal-fired steam stations
   Montour                                      1,525,000
   Brunner Island                               1,469,000
   Sunbury                                        389,000 (b)
   Martins Creek                                  300,000
   Keystone                                       210,000 (c)
   Conemaugh                                      194,000 (d)
   Holtwood                                        73,000 (e)
                                                ---------
    Total coal-fired                            4,160,000
                                                ---------
  Gas and oil-fired steam station
   Martins Creek                                1,592,000
  Combustion turbines and diesels                 364,000
  Hydroelectric                                   146,000
                                                ---------
    Total generating capacity                   8,257,000
                                                ---------
  Firm purchases
   Hydroelectric                                  139,000 (f)
   Qualifying facilities                          338,000
                                                ---------
    Total firm purchases                          477,000
                                                ---------
  Total system capacity                         8,734,000
                                                =========
____________________________
  (a)  PP&L's 90% undivided interest.
  (b) PP&L has announced its intention to sell the Sunbury station in 1999.
  (c)  PP&L's 12.34% undivided interest.
  (d)  PP&L's 11.39% undivided interest.
  (e)  Holtwood is scheduled to be closed on May 1, 1999.
  (f)  From Safe Harbor Water Power Corporation.

       The system capacity shown in the preceding tabulation does not reflect two-party sales and purchases, contractual bulk power sales to JCP&L and BG&E, and installed capacity credit sales and purchases with other utilities. The net effect of these transactions is to reduce system capacity by 1,039,000 kilowatts at the end of December 1998 to 7,695,000 kilowatts.

     The capacity of generating units is based upon a number of factors, including the operating experience and physical condition of the units, and may be revised from time to time to reflect changed circumstances.

     During 1998, PP&L produced about 41.7 billion kWh in plants it owned. PP&L also purchased 28.8 billion kWh, and had 35.3 billion kWh in non-system energy sales.

     During 1998, 59% of the energy generated by PP&L's plants came from coal-fired stations, 35% from nuclear operations at the Susquehanna station, 4% from the Martins Creek gas and oil-fired station and 2% from hydroelectric stations.

     The maximum one-hour demand recorded on PP&L's system is 6,688,000 kilowatts, which occurred on January 14, 1999. The maximum recorded one-hour summer demand is 6,046,000 kilowatts, which occurred on July 15, 1997. These peak demands do not include energy sold to Atlantic, BG&E or JCP&L.

     PP&L purchases energy from and sells energy to other utilities and FERC-certified power marketers. PP&L enters into these transactions on an hourly, daily, weekly, monthly or longer-term basis.

     PP&L has a FERC short-term capacity and/or energy sales tariff enabling PP&L to sell to other utilities and marketers. As of the end of 1998, ninety utilities and marketers had signed service agreements under this cost-based tariff. Transactions under these agreements allow PP&L to make more efficient use of its generating resources and are intended to provide benefits to both PP&L and the other parties. Under this tariff, PP&L may also sell power purchased from third parties, which increases PP&L's capabilities for profitable wholesale transactions.

     PP&L also has FERC authorization to sell electric energy and capacity at market-based rates to wholesale customers located both inside and outside the PJM control area. Seventy parties have signed service and power sales agreements for transactions under this market-based rates tariff.

     PP&L has an export license to sell capacity and/or energy to electric utilities in Canada. This export license allows PP&L to sell either its own capacity and energy not required to serve domestic obligations or power purchased from other utilities.

     See Note 5 to Financial Statements for additional information concerning the sale of capacity and energy to Atlantic, BG&E and JCP&L.

     In addition to the 338,000 kilowatts of qualifying facility generation included in the total system capacity table above, PP&L is purchasing about 12,000 kilowatts of output from various other non-utility generating companies.

     In an effort to reduce operating costs and position itself for the competitive marketplace, PP&L in August 1998 announced the closing of its Holtwood coal-fired generating station, effective May 1, 1999. The adjacent hydroelectric plant will continue to operate. In addition, PP&L announced its intention to sell its Sunbury coal-fired generating station in 1999.

FUEL SUPPLY

     Coal
     ----

     During 1998, about 55% of the coal delivered to PP&L's generating stations was purchased under contracts and 45% was obtained through open market purchases. Contracts with non-affiliated coal producers provided PP&L with about 4.2 million tons of coal in 1998 and are expected to provide PP&L with about 5.0 million tons in 1999. PP&L's requirements for additional coal are expected to be obtained by contracts and open market purchases.

     The amount of coal carried in inventory at PP&L's generating stations varies from time to time depending on market conditions and plant operations. As of December 31, 1998, PP&L's coal supply was sufficient for at least 34 days of operations.

     The coal burned in PP&L's generating stations contains both organic and pyritic sulfur. Mechanical cleaning processes are utilized to reduce the pyritic sulfur content of the coal. The reduction of the pyritic sulfur content by either mechanical cleaning or blending has lowered the total sulfur content of the coal burned to levels which permit compliance with current sulfur dioxide emission regulations established by the DEP. For information concerning PP&L's plans to achieve compliance with the federal clean air legislation enacted in 1990, see "Environmental Matters" in Note 14 to Financial Statements.

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

Oil and Natural Gas
-------------------

     PP&L's Martins Creek generating station Units 3 and 4 burn both oil and natural gas. During 1998, 100% of the oil requirements for the Martins Creek units was purchased on the spot market. As of December 31, 1998, PP&L has no long-term agreements for these requirements.

     During 1998, all of the natural gas consumed at Martins Creek was purchased and transported under short-term agreements that were one month or less in duration. PP&L does not have any long-term agreements to purchase gas or gas transportation.

     PP&L's oil and natural gas purchasing and sales functions are now performed by the Energy Marketing Center. The addition of oil and gas to the Energy Marketing Center's electricity trading enhances wholesale and retail marketing efforts and provides a diversified energy portfolio to offer customers. Additionally, the new trading activities create opportunities to optimize electric generation efficiency and minimize fuel costs.

     Nuclear
     -------

     PP&L has entered into uranium supply and conversion agreements that satisfy 100% of the uranium requirements for the Susquehanna units through 1999, approximately 45% of the requirements for the period 2000-2002 and, including options, an additional 25% of the requirements for the period 2003-2005. Deliveries under these agreements are expected to provide sufficient quantities of uranium to permit Unit 1 to operate into the first quarter of 2002 and Unit 2 to operate into the first quarter of 2001.

     PP&L has entered into an agreement that satisfies 100% of its enrichment requirements through 2004. Assuming that other portions of the nuclear fuel cycle are met, deliveries under this agreement are expected to provide sufficient enrichment to permit Unit 1 to operate into the first quarter of 2006 and Unit 2 to operate into the first quarter of 2007.

     PP&L has entered into an agreement that, including options, satisfies 100% of its fabrication requirements through 2006. Assuming that other portions of the nuclear fuel cycle are met, deliveries under this agreement are expected to provide sufficient fabrication to permit Unit 1 to operate into the first quarter of 2008 and Unit 2 to operate into the first quarter of 2007.

     PP&L estimates that there is sufficient storage capacity in the spent nuclear fuel pools at Susquehanna to accommodate the fuel that is expected to be discharged through the end of 1999.

Federal law requires the federal government to provide for the permanent disposal of commercial spent nuclear fuel. Pursuant to the requirements of that law, the DOE has initiated an analysis of a site in Nevada for a permanent nuclear waste repository. Progress on characterization of a proposed disposal facility has been slow, and the repository is not expected to be operational before 2010. Thus, expansion of Susquehanna's on-site spent fuel storage capacity is necessary. To support this expansion, PP&L has contracted for the design and construction of a spent fuel storage facility employing dry cask fuel storage technology at the Susquehanna station. The facility will be modular so that additional storage capacity can be added as needed. PP&L currently expects that the new facility will be available to start receiving nuclear spent fuel in 1999. See "Financial Condition - Capital Expenditure Requirements" in the Review of the Financial Condition and Results of Operations.

     Federal law also provides that certain costs of spent nuclear fuel disposal are the responsibility of the generators of such wastes. In January 1997, PP&L joined over 30 other utilities in a lawsuit in the U.S. Court of Appeals for the District of Columbia Circuit seeking assurance of the DOE's performance of its contractual obligation to accept the spent nuclear fuel and suspension of the payment of fees to that agency pending such performance. In November 1997, the Court denied the utilities' requested relief and held that the contracts between the utilities and the DOE provide a potentially adequate remedy (i.e., monetary damages) if the DOE fails to begin disposal of spent nuclear fuel by January 31, 1998. However, the Court also precluded the DOE from arguing that its delay in contract performance was "unavoidable".

YEAR 2000

     See "Year 2000" in the Review of the Financial Condition and Results of Operations for information.

ENVIRONMENTAL MATTERS

     PP&L is subject to certain present and developing federal, regional, state and local laws and regulations with respect to air and water quality, land use and other environmental matters. See "Financial Condition - Capital Expenditure Requirements" in the Review of the Financial Condition and Results of Operations for information concerning environmental expenditures during 1998 and PP&L's estimate of those expenditures during the years 1999-2003. PP&L believes that it is presently in substantial compliance with applicable environmental laws and regulations.

     See "Environmental Matters" in Note 14 to Financial Statements for information concerning federal clean air legislation enacted in 1990, groundwater degradation and waste water control at PP&L facilities, the DEP's solid waste disposal regulations and PP&L's agreement with the DEP concerning remediation at certain sites of past operations. Other environmental laws, regulations and developments that may have a substantial impact on PP&L are discussed below.

     Air
     ---

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

     In December 1997, international negotiators reached agreement in Kyoto, Japan to strengthen the 1992 United Nations Global Climate Change Treaty by adding legally-binding greenhouse gas emission limits. This Agreement - formally called the Kyoto Protocol - if ratified by the U.S. Senate and implemented, would require the United States to reduce its greenhouse gas emissions to 7% below 1990 levels by the period 2008 to 2012. Compliance under the Agreement, if implemented, could result in increased capital and operating expenses for PP&L in amounts which are not now determinable but which could be material.

     Water
     -----

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

     Solid and Hazardous Waste
     -------------------------

     The RCRA regulates the generation, transportation, treatment, storage and disposal of hazardous wastes. RCRA also imposes joint and several liability on generators of solid or hazardous waste for clean-up costs. A revision of RCRA in late-1984 lowered the threshold for the amount of on-site hazardous waste generation requiring regulation and incorporated underground tanks used for the storage of petroleum and petroleum products as regulated units. Based upon the results of a survey of its solid waste practices, PP&L in the past has filed notices with the EPA indicating that hazardous waste is occasionally generated at all of its steam electric generating stations and service centers. PP&L has established specific operating procedures for handling this hazardous waste. Therefore, at this time, RCRA and related DEP regulations are not expected to have a significant additional impact on PP&L.

     The provisions of Superfund authorize the EPA to require past and present owners of contaminated sites and generators of any hazardous substance found at a site to clean-up the site or pay the EPA or the state for the costs of clean-up. The generators and past owners can be liable even if the generator contributed only a minute portion of the hazardous substances at the site. Present owners can be liable even if they contributed no hazardous substances to the site.

     The Pennsylvania Superfund law also gives the DEP broad authority to identify hazardous or contaminated sites in Pennsylvania and to order owners or responsible parties to clean-up the sites. If responsible parties cannot or will not perform the clean-up, the DEP can hire contractors to clean-up the sites and then require reimbursement from the responsible parties after the clean-up is completed. To date, PP&L has principally been involved in federal, rather than state, Superfund sites.

     PP&L has completed removal of coal tar from one subsurface accumulation at a former coal gasification plant site in Monroe County, Pennsylvania and currently expects that significant additional remedial action will not be required. PP&L has entered into agreements with the adjacent property owner and DEP to share the past and future costs of remediating this site. PP&L's share of these costs, including future monitoring, is approximately $3 million, all of which has been spent or accrued.

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

     PP&L is involved in several other sites where it may be required, along with other parties, to contribute to investigation and remediation. Some of these sites have been listed by the EPA under Superfund, and others may be candidates for listing at a future date. Future investigation or remediation work at sites currently under review, or at sites currently unknown, may result in material additional operating costs which PP&L cannot estimate at this time. In addition, certain federal and state statutes, including Superfund and the Pennsylvania Hazardous Sites Cleanup Act, empower certain governmental agencies, such as the EPA and the DEP, to seek compensation from the responsible parties for the lost value of damaged natural resources. The EPA and the DEP may file such compensation claims against the parties, including PP&L, to be held responsible for clean-up of such sites. Such natural resource damage claims against PP&L could result in additional material liabilities.

     See Item 3 "LEGAL PROCEEDINGS" for information concerning an EPA order and a complaint filed by the EPA in federal district court against PP&L and 35 unrelated parties for remediation of a Superfund site in Berks County, Pennsylvania; a complaint filed by PP&L and 16 unrelated parties in federal district court against other parties for contribution under Superfund relating to the Novak landfill Superfund site in Lehigh County, Pennsylvania and a related action by the EPA against PP&L and 29 unrelated parties to recover the agency's past and future costs at the Novak landfill site; an action by the EPA for reimbursement of the EPA's past response costs and remediation at the site of a former metal salvaging operation in Montour County, Pennsylvania; and PP&L's challenge to the DEP's right to collect fees for emissions from PP&L's coal-fired units.

     Low-Level Radioactive Waste
     ---------------------------

     Under federal law, each state is responsible for the disposal of low-level radioactive waste generated in that state. States may join in regional compacts to jointly fulfill their responsibilities. The states of Pennsylvania, Maryland, Delaware and West Virginia are members of the Appalachian States Low-Level Radioactive Waste Compact. Efforts to develop a regional disposal facility in Pennsylvania were suspended by the DEP in 1998. The Commonwealth retains the legal authority to resume the siting process should it be necessary. Low-level radioactive waste resulting from the operation of Susquehanna are currently being sent to Barnwell, South Carolina for disposal. In the event that this disposal option becomes unavailable or no longer cost-effective, the low-level radioactive waste will be stored on-site at Susquehanna. PP&L cannot predict the future availability of low-level waste disposal facilities or the cost of such disposal.

     General
     -------

     Concerns have been expressed by some members of the scientific community and others regarding the potential health effects of EMFs. These fields are emitted by all devices carrying electricity, including electric transmission and distribution lines and substation equipment. Federal, state and local officials have focused attention on this issue. PP&L supports the current efforts to determine whether EMFs cause any human health problems and is taking low cost or no cost steps to reduce EMFs, where practical, in the design of new transmission and distribution facilities. PP&L is unable to predict what effect, if any, the EMF issue might have on PP&L operations and facilities and the associated cost, or what, if any, liabilities PP&L might incur related to the EMF issue.

     In addition to the matters described above, PP&L and its subsidiaries have been cited from time to time for temporary violations of the DEP and the EPA regulations with respect to air and water quality and solid waste disposal in connection with the operation of their facilities and may be cited for such violations in the future. As a result, PP&L and its subsidiaries may be subject to certain penalties which are not expected to be material in amount.

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

FRANCHISES AND LICENSES

     PP&L has authority to provide electric public utility service throughout its entire service area as a result of grants by the Commonwealth of Pennsylvania in corporate charters to PP&L and companies to which it has succeeded and as a result of certification thereof by the PUC. PP&L has been granted the right to enter the streets and highways by the Commonwealth subject to certain conditions. In general, such conditions have been met by ordinance, resolution, permit, acquiescence or other action by an appropriate local political subdivision or agency of the Commonwealth. PP&L also has an export license from the DOE to sell capacity and/or energy to electric utilities in Canada.

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

     PP&L also owns one-third of the capital stock of Safe Harbor Water Power Corporation, which holds a project license which extends until 2030 for the operation of its hydroelectric plant. The total capacity of the Safe Harbor plant is 417,500 kilowatts, and PP&L is entitled by contract to one-third of the total capacity (139,000 kilowatts).

EMPLOYEE RELATIONS

     As of December 31, 1998, PP&L Resources and its subsidiaries had approximately 7,600 employees including 6,344 full-time PP&L employees. Approximately 65 percent of PP&L's full-time employees are represented by the IBEW. PP&L reached a new labor agreement with the IBEW in 1998. This agreement expires in May 2002.

                              ITEM 2. PROPERTIES
                              ------------------


     Reference is made to the "Utility Plant" section of Note 1 to Financial Statements as well as to "Power Plant Operations" in the Review of the Financial Condition and Results of Operations for information concerning investments in property, plant and equipment. Substantially all electric utility plant is subject to the lien of PP&L's Mortgage. For a description of PP&L's service territory and additional information concerning the properties of PP&L, see Item 1, "BUSINESS - Power Supply" and "BUSINESS - Fuel Supply."

     See Item 1 "BUSINESS-Background" for a discussion of PP&L Global's investments.


                           ITEM 3. LEGAL PROCEEDINGS
                           -------------------------


     Reference is made to Note 3 to Financial Statements for information concerning PP&L's restructuring proceeding before the PUC under the Customer Choice Act.

     Reference is made to "Increasing Competition" in the Review of the Financial Condition and Results of Operations for information concerning pending proceedings before the FERC regarding wholesale customers and restructuring of the PJM.

     Reference is made to Item 1 "BUSINESS - Fuel Supply" for information concerning a lawsuit against the DOE for failure of that agency to perform certain contractual obligations.

     In 1998, PP&L settled all outstanding disputes and litigation with SER, a non-utility generating company from which PP&L purchases power under PURPA. This litigation related to the power purchase agreement between the parties and SER's status as a qualifying cogeneration facility. Specifically, in August 1998 PP&L executed an agreement with SER providing that, effective January 1, 1999, the PP&L/SER power purchase agreement will be amended to provide that SER will receive 6.6 cents/kWh for generation up to 79.5 MW, as long as SER operates a "qualifying facility" under FERC rules. Generation in excess of 79.5 MW will continue to be sold at rates in the existing power purchase agreement. Subject to regulatory requirements, SER will be permitted, but not required, to sell generation above 80.5 MW to third parties.

     In November 1998, PP&L and SER executed a second settlement providing that:
(i) SER will make two cash payments totaling $30 million to PP&L in December 1998; (ii) PP&L will retain approximately $8 million in payments withheld from SER from March through December 1998 as a result of PP&L's reduction in the rate paid to SER for purchased power; (iii) SER will pay PP&L an additional $4.5 million in total, plus interest, over the remaining 11 years of the power purchase agreement; (iv) PP&L and SER will conclude all outstanding litigation and disputes; and (v) PP&L will grant SER normal and emergency minimum operating levels and curtailment terms like those in place for most of PP&L's other NUGs. Both cash payments totaling $30 million were made by SER to PP&L in December 1998.

     In April 1991, the U.S. Department of Labor through its MSHA issued citations to one of PP&L's coal-mining subsidiaries for alleged coal-dust sample tampering at one of the subsidiary's mines. Citations were also issued against the independent operator of another subsidiary mine, who is also contesting the citations issued with respect to that mine. The MSHA at the same time issued similar citations to more than 500 other coal-mine operators. After the U.S. Court of Appeals for the District of Columbia Circuit affirmed the ruling of the Mine Safety and Health Review Commission in favor of one of the mine operators in a test case, the Secretary of Labor in September 1998 moved to vacate and dismiss all of the pending cases against the mine operators, including the PP&L subsidiary. MSHA has indicated that it intends to withdraw all of its citations, which would conclude all of these pending cases against the mine operators, including PP&L's subsidiary.

     In August 1994, PP&L filed a rate complaint with the federal Interstate Commerce Commission, now the Surface Transportation Board, challenging Consolidated Rail Corporation's (Conrail's) coal transportation rates from interchange points with connecting carriers to PP&L's power plants. In September 1995, PP&L amended its complaint to add the connecting carriers, CSX Corporation and Norfolk Southern Corporation, as additional defendants. In September 1997, PP&L reached an agreement with the carriers to settle this case. The settlement was conditioned on the outcome of the joint Norfolk Southern/CSX application to take control of Conrail. The Surface Transportation Board approved the Conrail takeover in July 1998. Under the terms of the settlement, PP&L began paying lower coal transportation rates in October 1998.

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

     The EPA at the same time filed a complaint under Section 107 of CERCLA in the District Court against PP&L and the same 35 unrelated parties. The complaint asks the District Court to hold the parties jointly and severally liable for all EPA's past costs at the site and future costs of remediating some of the remaining areas of the site. The EPA claims it has spent approximately $21 million to date. PP&L and a group of the other named parties have sued approximately 460 other parties in District Court, claiming that these parties contributed waste to the site, and demanding that these companies contribute to the clean-up costs.

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

     In December 1991, PP&L and 16 unrelated parties filed complaints against 64 other parties in District Court seeking reimbursement under CERCLA for costs the plaintiffs have incurred and will incur to investigate and remediate the Novak landfill site in Lehigh County, Pennsylvania. In January 1997, the EPA filed an action against PP&L and 29 other parties under Section 107 of CERCLA to recover the EPA's past costs at the site, which it alleges are in excess of $990,000. The parties have settled these actions. In addition, the EPA has issued an order under Section 106 of CERCLA against PP&L and several other parties to jointly remediate the site. The current estimate of implementing this remedy is approximately $17 million. PP&L's share of the remediation cost at this site is not expected to be material.

     In April 1993, PP&L received an order under Section 106 of CERCLA requiring that actions be taken at the site of a former metal salvaging operation in Montour County, Pennsylvania. The EPA took similar action with two other potentially responsible parties at the site. The Company has reached a settlement with the EPA for this site for an amount that is not material.

     PP&L challenged the DEP's right to collect air emission fees for hazardous air pollutants (HAPs) from PP&L's coal-fired units and air emission fees for emissions from PP&L's Phase I-affected units from 1995 through 1999. (Phase I-affected units were those units required by the Clean Air Act, or which voluntarily opted into the requirement, to make certain reductions in SO2 and NOx emissions by 1995; all others must make these reductions by 2000.) The HAPs emissions fees are approximately $200,000 per year. The emission fees for Phase I-affected units from 1995 through 1999 are estimated at $1.6 million. PP&L and the DEP have finalized a settlement of this litigation, under which (i) PP&L will pay reduced fees for the Phase I-affected units from 1995-1999 and will pay all HAPs fees as assessed; and (ii) no penalties or interest will be imposed by DEP.

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          -----------------------------------------------------------

             There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 1998.

                     EXECUTIVE OFFICERS OF THE REGISTRANTS
                     -------------------------------------

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

     Listed below are the executive officers as of December 31, 1998:

PP&L RESOURCES, INC.:
                                                               Effective Date of
                                                                 Election to
       Name            Age        Position                     Present Position
------------------  ---------     ---------                    -----------------

William F. Hecht       55         Chairman, President
                                  and Chief Executive          February 24, 1995
                                  Officer

Frank A. Long          58         Executive Vice
                                  President                    February 24, 1995

Robert G. Byram*       53         Senior Vice President-
                                  Generation and Chief
                                  Nuclear Officer - PP&L       April 1, 1997

John R. Biggar         54         Senior Vice President
                                  and Chief Financial
                                  Officer                      November 1, 1998

Robert D. Fagan*       53         President - PP&L Global,
                                  Inc.                         December 20, 1995

Robert J. Grey         48         Senior Vice President,
                                  General Counsel and
                                  Secretary                    March 1, 1996

Terry H. Hunt          50         Senior Vice President-
                                  Strategic Planning           October 1, 1998

Joseph J. McCabe       48         Vice President and
                                  Controller                   August 1, 1995

* Mr. Byram and Mr. Fagan have been designated executive officers of PP&L Resources by virtue of their respective positions at PP&L Resources subsidiaries.

PP&L, Inc.
                                                               Effective Date of
                                                                 Election to
       Name            Age        Position                     Present Position
------------------  ---------     ---------                    -----------------

William F. Hecht       55         Chairman, President
                                  and Chief Executive          Janaury 1, 1993
                                  Officer

Frank A. Long          58         Executive Vice
                                  President and Chief          January 1, 1993
                                  Operating Officer

Robert G. Byram        53         Senior Vice President-
                                  Generation and Chief
                                  Nuclear Officer              April 1, 1997

John R. Biggar         54         Senior Vice President
                                  and Chief Financial          November 1, 1998
                                  Officer

Robert J. Grey         48         Senior Vice President,
                                  General Counsel and          March 1, 1996
                                  Secretary

Terry H. Hunt          50         Senior Vice President-
                                  Strategic Planning           October 1, 1998

Joseph J. McCabe       48         Vice President and
                                  Controller                   August 1, 1995

     Each of the above officers, with the exception of Messrs. Fagan, Grey, Hunt and McCabe, has been employed by PP&L for more than five years as of December 31, 1998. Mr. Fagan joined PP&L Global in November 1994. Prior to that time, he was Vice President and General Manager at Mission Energy Company. Mr. McCabe joined PP&L in May 1994 and was previously a partner of Deloitte & Touche LLP. Mr. Grey joined PP&L in March 1995. He had been General Counsel of Long Island Lighting Company since 1992. Mr. Hunt joined PP&L in October 1998. He also is the President and CEO of Penn Fuel Gas and its subsidiaries.

     Prior to their election to the positions shown above, the following executive officers held other positions within PP&L since January 1, 1994: Mr. Byram was Senior Vice President - Nuclear; Mr. Biggar was Vice President-Finance, Vice President - Finance and Treasurer and Senior Vice President-Financial; Mr. Grey was Vice President, General Counsel and Secretary, and Mr. McCabe was Controller.

                                    PART II
                                    -------


                      ITEM 5. MARKET FOR THE REGISTRANT'S
                           COMMON EQUITY AND RELATED
                              STOCKHOLDER MATTERS
                              -------------------


     Additional information for this item is set forth in the sections entitled "Quarterly Financial, Common Stock Price and Dividend Data" and "Shareowner and Investor Information" of this report. The number of common shareowners is set forth in the section entitled "Selected Financial and Operating Data" in Item 6.

ITEM 6.  SELECTED FINANCIAL AND OPERATING DATA

                                                             1998 (a)      1997 (a)       1996      1995 (a)     1994 (a)
PP&L Resources, Inc.
------------------------------------------------------------------------------------------------------------------------------
Income Items -- millions
  Operating revenues...................................       $  3,786     $  3,077     $  2,926    $  2,752     $  2,725
  Operating income (g).................................            827          800          810         836          719
  Net Income (Loss)....................................           (569)         296          329         323          216   (e)
Balance Sheet Items -- millions (b)
  Property, plant and equipment, net...................          4,480        6,820        6,960       6,970        7,195
  Recoverable transition costs.........................          2,819
  Total assets.........................................          9,607        9,485        9,670       9,492        9,372
  Long-term debt.......................................          2,984        2,735        2,832       2,859        2,941
  Company-obligated mandatorily redeemable
    preferred securities of subsidiary trusts
    holding solely company debentures..................            250          250
  Preferred stock
    With sinking fund requirements.....................             47           47          295         295          295
    Without sinking fund requirements..................             50           50          171         171          171
  Common equity........................................          1,790        2,809        2,745       2,597        2,454
  Short-term debt......................................            636          135          144          89           74
  Total capital provided by investors..................          5,757        6,026        6,187       6,011        5,936
  Capital lease obligations............................            168          171          247         220          225
Financial Ratios
  Return on average common equity -- %  (f)............          13.39        10.60        12.30       12.81         8.73
  Embedded cost rates (b)
    Long-term debt -- %................................           7.40         7.88         7.89        7.95         8.07
    Preferred stock -- %...............................           5.87         5.85         6.09        6.09         6.07
    Preferred securities (pre-tax) -- %................           8.43         8.43
  Times interest earned before income taxes (f)........           3.69         3.39         3.55        3.56         2.73
  Ratio of earnings to fixed charges -- total
    enterprise basis (c)...............................           3.48         3.22         3.45        3.47         2.70
  Ratio of earnings to fixed charges and
     dividends on preferred stock
     --total enterprise basis (c)......................           3.12         2.85         2.90        2.91         2.27
Common Stock Data
  Number of shares outstanding -- thousands
    Year-end...........................................        157,412      166,248      162,665     159,403      155,482
    Average............................................        164,651      164,550      161,060     157,649      153,458
  Number of shareowners (b)............................        100,458      117,293      123,290     128,075      132,632
  Earnings (loss) per share - reported.................         ($3.46)    $   1.80     $   2.05    $   2.05     $   1.41
  Earnings (loss) per share  excluding
    extraordinary items (f)............................       $   2.29     $   1.80     $   2.05    $   2.05     $   1.41
  Dividends declared per share.........................       $  1.335     $   1.67     $   1.67    $   1.67     $   1.67
  Book value per share (b).............................       $  11.37     $  16.90     $  16.87    $  16.29     $  15.79
  Market price per share (b)...........................       $ 27.875     $ 23.938     $     23    $     25     $     19
  Dividend payout rate -- % (f)........................             58           93           82          82          119
  Dividend yield -- % (d)..............................           4.79         6.98         7.26        6.68         8.79
  Price earnings ratio (f).............................          12.17        13.30        11.22       12.20        13.48

(a) Earnings for 1998, 1997, 1995 and 1994 were affected by several one-time adjustments.  Results for 1998 also include the impact of extraordinary items.  These adjustments affected net income and certain items under Financial Ratios and Common Stock Data.  See Financial Notes 4, 10 and 11.
(b) At year-end
(c) Computed using earnings and fixed charges of PP&L Resources and its subsidiaries.  Fixed charges consist of interest on short- and long-term debt, other interest charges, interest on capital lease obligations and the estimated interest component of other rentals.  (Extraordinary items excluded from 1998 calculations.)
(d) Based on year-end market prices.
(e) Results for 1994 restated to reflect formation of the holding company.
(f) Results for 1998 based on earnings per share excluding extraordinary items.
(g) Operating income of 1997 and earlier years restated to conform to the current presentation.

Note:  See Results of Operations - "Financial Indicators" for selected ratios for 1996, 1997 and 1998 based on fully-adjusted earnings.

SELECTED FINANCIAL AND OPERATING DATA


                                                             1998 (a)    1997 (a)     1996      1995 (a)    1994 (a)
PP&L, Inc.
------------------------------------------------------------------------------------------------------------------------
INCOME ITEMS -- millions
  Operating revenues.....................................    $ 3,643     $ 3,049     $ 2,911    $ 2,752     $ 2,725
  Operating income (f)...................................        801         790         809        836         719
  Earnings (Loss) available to PP&L Resources, Inc.             (587)        308         329        324         215   (d)
BALANCE SHEET ITEMS -- MILLIONS (b)
  Property, plant and equipment, net.....................      4,331       6,820       6,960      6,970       7,195
  Recoverable transition costs...........................      2,819
  Total assets...........................................      8,838       9,472       9,405      9,424       9,321
  Long-term debt.........................................      2,569       2,633       2,832      2,859       2,941
  Company-obligated mandatorily redeemable
    preferred securities of subsidiary trusts holding
    solely company debentures............................        250         250
  Preferred stock
    With sinking fund requirements.......................        295         295         295        295         295
    Without sinking fund requirements....................        171         171         171        171         171
  Common equity..........................................      1,730       2,612       2,617      2,528       2,404
  Short-term debt........................................         80          45          10         89          74
  Total capital provided by investors....................      5,095       6,006       5,925      5,942       5,885
  Capital lease obligations                                      168         171         247        220         225
FINANCIAL RATIOS
  Return on average common equity -- % (e)...............      13.61       11.75       12.95      13.10        8.83
  Embedded cost rates (b)
    Long-term debt -- %..................................       7.56        7.91        7.89       7.95        8.07
    Preferred stock -- %.................................       6.09        6.90        6.09       6.09        6.07
    Preferred securities (pre-tax) -- %..................       8.43        8.43
  Times interest earned before income taxes (e)..........       4.22        3.67        3.62       3.58        2.73
  Ratio of earnings to fixed charges -- total
    enterprise basis (c).................................       3.93        3.47        3.50       3.48        2.70
  Ratio of earnings to fixed charges and
     dividends on preferred stock
     --total enterprise basis (c)........................       3.04        2.77        2.93       2.92        2.26
REVENUE DATA
   Average price per kWh billed for service area
      sales - cents......................................       7.26        7.36        7.38       7.21        7.24
SALES DATA
  Customers (thousands)(b)...............................      1,257       1,247       1,236      1,226       1,213
  Electric energy sales delivered -- millions of kWh
    Residential..........................................     11,156      11,434      11,849     11,300      11,444
    Commercial...........................................     10,597      10,309      10,288      9,948       9,715
    Industrial...........................................     10,220      10,078      10,016      9,845       9,536
    Other................................................        164         143         154        188         236
                                                         -----------    --------    --------   --------    --------
      Service area sales.................................     32,137      31,964      32,307     31,281      30,931
      Wholesale energy sales.............................     36,706      21,454      14,341     11,424      10,848
                                                         -----------    --------    --------   --------    --------
      Total electric energy sales delivered..............     68,843      53,418      46,648     42,705      41,779
                                                         -----------    --------    --------   --------    --------

NUMBER OF FULL-TIME EMPLOYEES (b)........................      6,344       6,343       6,428      6,661       7,431

(a) Earnings for 1998, 1997, 1995 and 1994 were affected by several one-time adjustments.   Results for 1998 also
    include the impact of extraordinary items.  This affected earnings available to PP&L Resources and certain items in
    Financial Ratios.  See Financial Note 4.
(b) At year-end
(c) Computed using earnings and fixed charges of PP&L and its subsidiaries. Fixed charges consist of interest on short-and long-term debt, other interest charges, interest on capital lease obligations and the estimated interest component of other rentals.
    (Extraordinary items excluded from 1998 calculations.)
(d) Results for 1994 restated to reflect formation of the holding company.
(e) Results for 1998 based on earnings per share excluding extraordinary items.
(f) Operating income of 1997 and earlier years restated to conform to the current presentation.

ITEM 7. REVIEW OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF PP&L RESOURCES, INC. AND PP&L, INC.

     PP&L Resources is a holding company with headquarters in Allentown, PA. Its subsidiaries include PP&L, which provides electricity delivery service in eastern and central Pennsylvania, sells retail electricity throughout Pennsylvania and markets wholesale electricity in 28 states and Canada; PP&L EnergyPlus (a subsidiary of PP&L), which sells competitively-priced energy and energy services to newly deregulated markets; PP&L Global, an international independent power company which invests in and develops worldwide power projects; PP&L Spectrum, which markets energy-related services and products; PP&L Capital Funding, which provides debt funding for PP&L Resources and its subsidiaries other than PP&L; Penn Fuel Gas, which provides natural gas distribution, transmission and storage services and sells propane; and H.T. Lyons and McClure, which are mechanical contractor and engineering firms. In February 1999, PP&L Resources acquired McCarl's Inc., another mechanical contractor and engineering firm. Other subsidiaries may be formed by PP&L Resources to take advantage of new business opportunities.

     The financial condition and results of operations of PP&L and PP&L Global are currently the principal factors affecting the financial condition and results of operations of PP&L Resources. All fluctuations, unless specifically noted, are primarily due to activities of PP&L and PP&L Global.

     Terms and abbreviations appearing in the Review of the Financial Condition and Results of Operations are explained in the glossary.

                          Forward-looking Information
                          ---------------------------

     Certain statements contained in this Form 10-K concerning expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts, are "forward-looking statements" within the meaning of the federal securities laws. Although PP&L Resources and PP&L believe that the expectations reflected in these statements are reasonable, there can be no assurance that these expectations will prove to have been correct. These forward-looking statements involve a number of risks and uncertainties, and actual results may differ materially from the results discussed in the forward-looking statements. The following are among the factors that could cause actual results to differ materially from the forward-looking statements: state and federal regulatory developments; new state or federal legislation; national or regional economic conditions; market demand and prices for energy and capacity; weather variations affecting customer energy usage; competition in retail and wholesale power markets; the need for and effect of any business or industry restructuring; PP&L Resources' and PP&L's profitability and liquidity; new accounting requirements or new applications of existing requirements; operating performance of plants and other facilities; environmental conditions and requirements; system conditions (including actual results in achieving Year 2000 compliance by PP&L Resources, its subsidiaries and others) and operating costs; performance of new ventures; political, regulatory or economic conditions in foreign countries where PP&L Global makes investments; foreign exchange rates; and PP&L Resources' and PP&L's commitments and liabilities. Any such forward-looking statements should be considered in light of such important factors and in conjunction with PP&L Resources' and PP&L's other documents on file with the SEC.

     New factors that could cause actual results to differ materially from those described in forward-looking statements emerge from time to time, and it is not possible for PP&L Resources or PP&L to predict all of such factors, or the extent to which any such factor or combination of factors may cause actual results to differ from those contained in any forward-looking statement. Any forward-looking statement speaks only as of the date on which such statement is made, and neither PP&L Resources nor PP&L undertakes any obligation to update the information contained in such statement to reflect subsequent developments or information.


                             Results of Operations
                             ---------------------
Earnings

     Excluding the effects of weather and several one-time and other adjustments, most of which are related to the transition to a competitive electricity market in Pennsylvania, earnings per share were $2.07 in 1998, $2.03 in 1997 and $2.00 in 1996. Abnormal weather in 1998 adversely affected earnings by 20 cents per share, the largest such effect in more than a decade.

     On an as-reported basis, PP&L Resources lost $3.46 per share of common stock in 1998, versus per share earnings of $1.80 in 1997 and $2.05 in 1996. The following table highlights the major items that impacted earnings for each of these years:

                                         1998     1997   1996
                                       -------  -------  -----
Earnings per share - excluding
 weather, one-time adjustments
 and other impacts of restructuring    $ 2.07   $ 2.03   $2.00

Weather variances on billed sales       (0.20)   (0.03)   0.05

One-time adjustments:
 PUC restructuring charge (See Note 4)  (5.56)
 FERC municipalities settlement
   (See Note 4)                         (0.19)
 Windfall profits tax (See Note 10)              (0.23)
 SER settlement                          0.11
 U.K. tax rate reduction                 0.06     0.06
 Penn Fuel Gas acquisition costs         0.03    (0.03)

Other impacts of restructuring           0.22
                                       ------   ------   -----

Earnings per share - reported          $(3.46)  $ 1.80   $2.05
                                       ======   ======   =====

     Earnings in 1998 were negatively impacted by $948 million of after-tax charges related to the settlement of PP&L's restructuring case before the PUC and another competition-related case before FERC. Several one-time adjustments helped earnings, including a reduction in U.K. corporate income tax rates, a change in the accounting treatment of Penn Fuel Gas acquisition costs and $30 million in proceeds from a settlement with SER regarding a contract dispute over the power purchase costs.

     The PUC restructuring adjustments also provided a favorable impact of about 22 cents per share on third and fourth quarter earnings of 1998. These adjustments included lower depreciation on impaired generation assets, reduced accruals for taxes other than income and a regulatory adjustment to the accounting for unbilled revenues. These favorable impacts were partially offset by the direct expensing of costs of computer software identified as impaired as part of the restructuring accounting adjustments.

     After eliminating the effects of these adjustments, 1998 earnings improved by four cents per share over 1997. This earnings improvement reflects higher weather-normalized sales in all customer classes, particularly in the third and fourth quarters of 1998. Weather-adjusted delivery sales to customers in central and eastern Pennsylvania were 2.9% higher in 1998 than in 1997. Earnings were also favorably affected by increased wholesale electricity revenues.

     These earnings improvements were partially offset by higher operating expenses incurred in 1998 over 1997. This increase reflects higher costs associated with computer information systems, and additional payroll, consultant services and other expenses to meet the requirements of retail competition. Increased firm transmission costs related to the Energy Marketing Center activities and a higher provision for uncollectible customer accounts also increased operating expenses.

     Adjusted 1997 earnings were three cents per share higher than in 1996. This earnings improvement was attributable to higher revenues from bulk power sales and trading activity of the Energy Marketing Center, which helped offset the impact of the phase-down of contractual sales to JCP&L. Earnings also benefited from refinancing activities and, excluding one-time adjustments, the on-going operations of PP&L Global.

     The reduction in contractual bulk power sales to JCP&L and other major utilities will continue to adversely impact earnings over the next few years. However, the Energy Marketing Center will resell this returning electric energy and capacity on the open market, along with its other energy trading activities, in an effort to offset the loss in revenues from declining contractual sales.

ELECTRIC ENERGY SALES

     Electricity sales for 1998, 1997 and 1996 were as follows:

                                   1998         1997          1996
                                  ------  -----------------  ------
                                          (Millions of kWh)
Electricity delivered to
  retail customers by PP&L (a)    32,137       31,964        32,307

Less:  Electricity supplied
  during pilot by others           1,999           65
                                  ------       ------        ------

Electricity supplied to retail
  customers by PP&L               30,138       31,899        32,307

Electricity supplied to retail
  customers by PP&L EnergyPlus
  during the pilot                 1,507
                                  ------       ------        ------

Total electricity supplied
  to retail customers (a)         31,645       31,899        32,307

Wholesale Energy Sales            36,706       21,454        14,340

(a) kWh for customers residing in PP&L's service territory who are receiving energy from PP&L or PP&L EnergyPlus will be reflected in both of these categories.

     Under Pennsylvania's competition pilot program, customers were allowed to choose the supplier of their electricity in 1998. Pilot customers continued to have the utility that served their territory deliver electricity from the supplier of choice. "Electricity delivered to retail customers by PP&L" is the amount of electricity delivered by PP&L to customers in its service territory. "Electricity supplied to retail customers by PP&L" represents the amount of electricity supplied to PP&L service territory customers who did not participate in the pilot program. "Electricity supplied to retail customers by PP&L EnergyPlus" is electricity supplied to customers within and outside PP&L service territory who participated in the pilot program and chose PP&L EnergyPlus as their energy supplier.

     Electricity delivered to retail customers increased by 173 million kWh, or 0.5%, from the comparable period in 1997. If normal weather had been experienced in 1998 and 1997, deliveries would have increased by 2.9%. This increase is attributable to strong third and fourth quarter deliveries to all customer classes. Electricity delivered decreased by 343 million kWh, or 1.1%, in 1997 from 1996. However, if normal weather had been experienced, deliveries in 1997 would have increased by 0.2%.

     Total electricity supplied to retail customers has decreased for the past two years. This decrease was due to milder weather in both 1998 and 1997 as compared to 1996, as well as the impact of the competition pilot program.

     The increase in wholesale energy sales, which includes sales to other utilities and energy marketers through contracts, spot market transactions or power pool arrangements, was primarily the result of increased activity of the Energy Marketing Center. See "Operating Revenues:
Wholesale Energy Marketing and Trading Activities" for more information.

     PP&L Resources has established growth in its generation capability, along with expansion of its energy marketing operations, as a key element of its business strategy. In addition to the current generating assets of PP&L and the announced acquisitions and developments of PP&L Global discussed in Item 1 "BUSINESS-Background," PP&L Resources plans to add another 7,500 mW of generation within the next five years.

ENERGY MARKETING AND TRADING ACTIVITIES

     PP&L, through its Energy Marketing Center, purchases and sells electric capacity and energy at the wholesale level under its FERC market-based tariff. PP&L has entered into agreements to sell firm capacity or energy under its market-based tariff to certain entities located inside and outside of the PJM power pool. PP&L enters into these agreements to market available energy and capacity from its generating assets and to profit from market price fluctuations. If PP&L was unable to meet its obligations under these agreements to sell firm capacity and energy, under certain circumstances it would be required to pay damages equal to the difference between the market price to acquire replacement capacity or energy and the contract price of the undelivered capacity or energy. Depending on price volatility in the wholesale energy markets, such damages could be material. Events that could affect PP&L's ability to meet its firm capacity or energy obligations or cause significant increases in the market price of replacement capacity and energy include the occurrence of extreme weather conditions, unplanned generating plant outages, transmission disruptions, non-performance by counterparties (or their counterparties) with which it has power contracts and other factors affecting the wholesale energy markets. Although PP&L attempts to mitigate these risks, there can be no assurance that it will be able to fully meet its firm obligations, that it will not be required to pay damages for failure to perform, or that it will not experience counterparty non-performance in the future.

     PP&L's efforts to mitigate risks associated with open contract positions include maintaining generation capacity to deliver electricity to satisfy its net firm sales contracts and purchasing firm transmission service. In addition, the Energy Marketing Center adheres to the Company's risk management policy and programs, including established credit policies in evaluating counterparty credit risk. PP&L has not experienced any material losses due to non-performance by counterparties to date.

     During 1998, the Energy Marketing Center entered into commodity forward and option contracts for the physical purchase and sale of energy; these transactions were reflected in the financial statements under the accrual method of accounting. As of January 1, 1999, PP&L adopted mark-to-market accounting for energy contracts entered into for trading purposes, in accordance with EITF 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" and, as a result, recognized a $6.0 million after-tax credit to energy purchases. Under mark-to-market accounting, gains and losses that result from changes in the market prices on contracts entered into for trading purposes will be reflected in current earnings. For purposes of EITF 98-10, energy trading activities refer to energy contracts entered into with the objective of generating profits on or from exposure to shifts or changes in market prices, and risk management activities refer to energy contracts that are designated as and effective as hedges of non-trading activities (i.e., marketing available capacity and energy and purchasing fuel for consumption). PP&L will continue to use accrual accounting for energy contracts that are hedges of non-trading activities until it adopts SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which it expects will occur effective January 1, 2000. SFAS 133, which expands the definition of a derivative to include most of PP&L's commodity contracts that require physical delivery, requires that an entity recognize all derivatives in the statement of financial position at fair value. The accounting for changes in the fair value of a derivative will depend on the intended use of the derivative and the resulting designation.

MARKET RISK SENSITIVE INSTRUMENTS

     Quantitative and Qualitative Disclosures About Market Risk
     ----------------------------------------------------------

     PP&L Resources actively manages the market risk inherent in its commodity, debt, foreign currency and equity positions. The Board of Directors of PP&L Resources has adopted a risk management policy to manage the risk exposures related to energy prices, interest rates and foreign currency exchange rates. The policy establishes a Risk Management Committee comprised of certain executive officers which oversees the risk management function. Nonetheless, adverse changes in commodity prices, interest rates, foreign currency exchange rates and equity prices may result in losses in earnings, cash flows and/or fair values.

     The forward-looking information presented below provides only estimates of what may occur in the future, assuming certain adverse market conditions, due to reliance on model assumptions. As a result, actual future results may differ materially from those presented. These disclosures are not precise indicators of expected future losses, but only indicators of reasonably possible losses.

     Commodity Price Risk - Energy Marketing Center
     ----------------------------------------------

     PP&L's risk management program is designed to manage the risks associated with market fluctuations in the price of electricity, natural gas, oil and emission allowances. The Company's risk management policy and programs include risk identification, risk limits management with measurement and controls for real time risk monitoring. In 1998, PP&L entered into fixed-price forward and option contracts that required physical delivery of the commodity. In 1999, PP&L expects to continue to use such contracts as well as other contracts, such as futures and options that could be settled either in cash or by physical delivery of the underlying commodity; exchange-for-physical transactions; and over-the-counter contracts, such as swap agreements where settlement is generally based on the difference between a fixed and index-based price for the underlying commodity, and tolling, reverse tolling, or other contractual arrangements.

     PP&L enters into contracts to hedge the impact of market fluctuations on its energy-related assets, liabilities, and other contractual arrangements. In addition, as defined by EITF 98-10, PP&L enters into these contracts for trading purposes to take advantage of market opportunities. PP&L may at times create a net open position in its portfolio that could result in material losses if prices do not move in the manner or direction anticipated.

     PP&L uses various methodologies to simulate forward price curves in the energy markets to estimate the size and probability of changes in market value resulting from commodity price movements. The methodologies require several key assumptions, including selection of confidence levels, the holding period of the commodity positions, and the depth and applicability to future periods of historical commodity price information. As of December 31, 1998, PP&L estimated that a 10% decline in market prices across all geographic areas and time periods could have adversely changed the value of PP&L's trading portfolio by approximately $16 million. For PP&L's non-trading portfolio, a 10% decline in market prices across all geographic areas and time periods could have positively changed the value of PP&L's non-trading portfolio by $17 million; however, this would be offset by the decline in the value of the underlying commodity, the electricity generated. In addition to commodity price risk, PP&L's commodity positions are also subject to operational and event risks including, among others, increases in load demand and forced outages at generating plants.

     Beginning in October 1998, the PJM ISO established capacity auctions to increase price transparency and liquidity. PP&L expects to participate fully in this capacity market and will apply its existing risk management policies and procedures to its capacity transactions. In the future, capacity is expected to evolve into an actively traded commodity, similar to electricity.

     Commodity Price Risk - PP&L EnergyPlus
     --------------------------------------

     PP&L EnergyPlus was created in September 1998 as a retail marketing subsidiary of PP&L. During 1998, PP&L EnergyPlus entered into various arrangements, effective in 1999, with retail customers who elect to shop for an energy provider. These contracts commit PP&L EnergyPlus to the sale of electricity or natural gas without a specified firm volume. The longest sales contract extends for three years. To hedge the price risk of these transactions, PP&L EnergyPlus has entered into forward purchase contracts and has the ability to supply the electricity through an option contract with the Energy Marketing Center. Therefore, the potential for near-term losses associated with PP&L EnergyPlus' commodity position is immaterial.

     Interest Rate Risk
     ------------------


     As a result of deregulation and the new competitive environment, PP&L is exposed to increased interest rate risk. In addition, PP&L

Resources has issued debt to finance unregulated energy investments, which also increases interest rate risk. PP&L Resources plans to manage its interest expense risk by using financial derivative products to adjust the mix of fixed and floating rate interest rates in its debt portfolio, adjust the duration of its debt portfolio and lock in U.S. treasury rates in anticipation of future financing, when appropriate. Risk limits were developed using value at risk methodology and are designed to balance risk exposure to volatility in interest expense and losses in the fair value of PP&L Resources' long-term fixed rate debt due to changes in the absolute level of interest rates. As of December 31, 1998, PP&L Resources had no financial derivative instruments outstanding.

     PP&L Resources is also exposed to changes in earnings and cash flows as a result of changes in interest rates for commercial paper and other short-term debt. At December 31, 1998, PP&L Resources' potential annual maximum exposure to increased interest expense due to an increase in interest rates over a 30-day period, based on a confidence level of 97.5%, was estimated at $4.5 million. This amount has been determined by considering the impact of a hypothetical increase in interest rates on the company's commercial paper and other short-term debt balances as of December 31, 1998. Historically, there is a 97.5% probability that interest rates for commercial paper and other short-term debt will not increase more than 50 basis points over a 30-day period.

     PP&L Resources is also exposed to changes in the fair value of its long-term, fixed rate debt. At December 31, 1998, PP&L Resources estimated its potential maximum exposure to a change in the fair value of its long-term fixed rate debt through an adverse movement in interest rates over a one-day period, based on a confidence level of 97.5%, at $22 million. Historically, there is a 97.5% probability that fixed interest rates will not increase more than 13 basis points over a one-day period.

     Market events that are inconsistent with historical trends could cause actual results to exceed estimated levels.

     Foreign Operations Risk
     -----------------------

     PP&L Global has investments in several international operations, most of which are joint ventures. At December 31, 1998, PP&L Global had investments of $671 million. These investments are primarily energy-related distribution facilities. PP&L Global is exposed to foreign currency risk primarily through investments in affiliates in Latin America and Europe.

     PP&L Resources has adopted a foreign currency risk management program that is designed to limit or hedge future cross-border cash flows for firm transactions and commitments and to hedge economic exposures such as anticipated dividends and projected asset sales or acquisitions when there is a high degree of certainty that the exposure will be realized. As of December 31, 1998, PP&L Resources did not incur any significant foreign currency-based financing.

     As of December 31, 1998, PP&L Resources was party to two forward contracts to hedge the foreign currency exchange risk associated with dividends declared but not yet received. PP&L will exchange 16 million British pounds sterling
(BPS) for approximately $27 million on March 31, 1999, based on a contractual exchange rate of $1.654/BPS. On January 22, 1999, PP&L Resources exchanged 359 million Chilean pesos (ChP) for $0.7 million, based on a contractual exchange rate of $.00195/ChP. The fair value of these contracts at December 31, 1998, was immaterial.

     Nuclear Decommissioning Fund - Securities Price Risk
     ----------------------------------------------------

     PP&L maintains trust funds, as required by the NRC, to fund certain costs of decommissioning Susquehanna. As of December 31, 1998, these funds were invested primarily in domestic equity securities and fixed rate, fixed income securities and are reflected at fair value on the Consolidated Balance Sheet. The mix of securities is designed to provide returns to be used to fund Susquehanna's decommissioning and to compensate for inflationary increases in decommissioning costs. However, the equity securities included in the trusts are exposed to price fluctuation in equity markets, and the value of fixed rate, fixed income securities are exposed to changes in interest rates. PP&L actively monitors the investment performance and periodically reviews asset allocation in accordance with PP&L's nuclear decommissioning trust policy statement. A hypothetical 10% increase in interest rates and 10% decrease in equity prices would result in a $13.7 million reduction in the fair value of the trust assets.

     PP&L's restructuring settlement agreement provides for the collection of authorized nuclear decommissioning costs through the CTC. Additionally, PP&L is permitted to seek recovery from customers of up to 96% of any increases in these costs. Therefore, PP&L securities price risk is expected to remain immaterial.

OPERATING REVENUES:  ELECTRIC OPERATIONS

     The increase (decrease) in revenues from electric operations was attributable to the following:


                                             1998 vs 1997   1997 VS 1996
                                             -------------  -------------
                                                 (Millions of Dollars)

Retail Electric Revenues
 Weather effect                                  $(63)          $(30)
 Sales volume and sales mix effect                 67             (1)
 Unbilled revenues                                 10             16
 Pilot shopping credit above market price         (14)
 Other, net                                         7              9
Energy revenues                                                  (29)
Other Electric Revenues                             6              4
                                                 ----           ----
                                                 $ 13           $(31)
                                                 ====           ====

     Operating revenues for electric operations increased by $13 million in 1998 over 1997. During the third quarter of 1998, PP&L recognized increased revenues of $23 million due to the impact on unbilled revenue resulting from a change in the regulatory treatment of energy costs. Excluding this benefit and the effects of milder than normal weather experienced in 1998, revenues from electric operations would have increased by $53 million.

     This revenue increase can be attributed to strong retail electric sales in the third and fourth quarters of 1998. Excluding the effects of weather, electricity delivered to retail customers increased for all customer classes, 2.9% in total, in 1998 over 1997.

     Operating revenues decreased by $31 million in 1997 from 1996. Revenues from service area sales in 1997 were slightly lower than 1996. The decrease was attributable to mild weather in 1997 and a change in the regulatory treatment of energy costs by the PUC. For 1997 and 1998 underrecovered energy costs (up to a cap of $31.5 million annually) were not recorded as energy revenues, but as regulatory credits, which offset "Other Operating Expenses."

Operating Revenues:  Wholesale Energy Marketing and Trading Activities

     The increase (decrease) in revenues from wholesale energy marketing and trading activities was attributable to the following:

                             1998 VS 1997   1997 vs 1996
                             -------------  -------------
                                (Millions of Dollars)

     Bilateral sales             $496           $183
     PJM                           63             17
     Cost-based contracts         (45)           (27)
     Oil & gas sales               62
     Other                         (3)            (4)
                                 ----           ----
                                 $573           $169
                                 ====           ====

     Revenues from wholesale energy marketing and trading activities increased by $573 million in 1998 and $169 million in 1997 when compared to the prior years. Revenues have continued to increase despite the phase-down of the capacity and energy agreement with JCP&L and the end of the capacity and energy agreement with Atlantic in March of 1998. This increase in revenues reflects PP&L's continued emphasis on competing in wholesale markets. Energy purchases have also increased to meet these increased sales. Refer to "Energy Purchases" for more information.

     During 1998, the national energy trading market experienced high prices and increased volatility. PP&L is actively managing its portfolio to attempt to capture the opportunities and limit its exposure to these volatile prices.
Refer to "Energy Marketing and Trading Activities" for more information.

PUC RESTRUCTURING PROCEEDING

     Refer to Financial Note 3 to Financial Statements for information regarding the PUC restructuring proceeding.

COST OF ELECTRIC FUEL

     Electric fuel expense increased by $14 million in 1998 when compared to 1997. This reflects increased generation at the coal and oil/gas-fired stations. These units, particularly Martins Creek, were needed as a result of increased wholesale energy marketing and trading activities of the Energy Marketing Center. This increase was partially offset by lower fuel prices for all units, especially oil/gas-fired stations.

     Fuel expense for 1997 increased by $18 million from 1996. This increase was primarily due to PP&L's coal-fired units operating at higher output to support increased wholesale electric market activity. The increase was slightly offset by a decrease in the unit fuel prices for coal-fired and gas-fired generation.

ENERGY PURCHASES

     Energy purchases increased by $556 million in 1998 when compared to 1997. The increase was primarily due to greater quantities of energy purchased to meet the increased wholesale energy marketing and trading activities of the Energy Marketing Center, which includes increased purchases of natural gas and capacity for resale. The related sales are included in wholesale energy sales. The overall market price of purchased power has also been higher during 1998 compared to 1997 due to market volatility.

     Energy purchases in 1997 increased by $152 million over 1996. This increase was primarily due to increased marketing and trading activities of the Energy Marketing Center. Higher overall market prices of power during 1997 compared to 1996 contributed to the increase in purchased power costs.

POWER PLANT OPERATIONS

     In an effort to reduce operating costs and position itself for the competitive marketplace, PP&L in August 1998, announced the closing of its Holtwood coal-fired generating station, effective May 1, 1999. The adjacent hydroelectric plant will continue to operate. PP&L also announced its intention to sell its Sunbury coal-fired generating station in 1999.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization expenses in 1998 decreased by $47 million from 1997. This decrease reflects the write-down of impaired generation-related assets in connection with the restructuring adjustments recorded in June 1998. See Note 4 to Financial Statements for additional information.

     Depreciation and amortization expenses in 1997 increased by $10 million from 1996. This increase was primarily due to depreciation on plant additions and amortization of newly implemented computer software.

OTHER OPERATION AND MAINTENANCE EXPENSES

     Other operation and maintenance expenses increased by $90 million from 1997 to 1998. This increase reflects higher costs associated with computer information systems, and additional payroll, consultant services and other expenses to meet the requirements of retail competition. This increase also reflects additional software expenses, increased firm transmission costs related to the Energy Marketing Center activities and higher provisions for uncollectible customer accounts. Operation and maintenance costs of Penn Fuel Gas, which was acquired in 1998, also added to the increase.

     These increases were partially offset by credits recorded in connection with the competition pilot program. The PUC has authorized PP&L to seek future recovery of the revenue lost in the pilot program. PP&L has established a regulatory asset for the excess of the shopping credits provided to pilot customers over the market price of this energy. These credits totaled $14 million in 1998, and were recorded as offsets to "Other Operating Expense."

     Other operation and maintenance expenses in 1997 decreased by $25 million from 1996. Excluding the effect of underrecovered energy costs, operation and maintenance expenses increased by $7 million in 1997. These increases were primarily due to costs associated with the pilot program, the PUC restructuring filing and the FERC transmission access filing.

     Prior to 1997, underrecovered energy costs were accrued as energy revenues. In 1997 and 1998, these underrecovered costs were recorded as regulatory credits (up to a PUC-mandated cap of $31.5 million), which are reflected in the income statement as a reduction of "Other Operating Expense." This reflects a change in the regulatory treatment of undercollected energy costs by the PUC. See Note 1 to Financial Statements.

OTHER INCOME AND (DEDUCTIONS)

     Other income of PP&L Resources increased by $94 million from 1997 to 1998. This increase was primarily attributed to two one-time adjustments in 1998 and 1997. PP&L's earnings for 1998 reflect a $30 million, or 11 cents per share, recovery from SER as a result of a settlement agreement. This settlement agreement resolved disputes concerning the prices PP&L paid for power purchased from SER since 1990. Conversely, 1997 earnings included a one-time $37 million, or 23 cents per share, charge for the U.K. windfall profits tax on privatized utilities which affected PP&L Global's SWEB investment. The tax has been paid in full.

     The accounting treatment of Penn Fuel Gas acquisition costs also contributed to the change in other income from 1997 to 1998. The acquisition was originally contemplated as a pooling of interests, and estimated transaction costs of about $6 million were charged against earnings in the third quarter of 1997. The transaction was ultimately recorded under purchase accounting, and the transaction costs were capitalized as part of the investment. Third quarter 1998 earnings were credited by $6 million due to this change.

     Other income and deductions for 1997 decreased by $49 million from 1996. This decrease was primarily due to the windfall profits tax, as well as the initial expensing of Penn Fuel Gas acquisition costs.

FINANCING COSTS

     PP&L Resources reduced its long-term financing costs during the past few years by retiring long-term debt with the proceeds from the sale of securities at a lower cost and by repurchasing PP&L preferred stock. Interest on long-term debt and dividends on preferred stock decreased from $241 million in 1995 to $228 million in 1998, for a total decrease of $13 million. Interest on short-term debt, net of capitalized interest and AFUDC borrowed funds, increased from $12 million in 1995 to $27 million in 1998. This increase reflects PP&L Capital Funding's commercial paper program initiated in 1998.

INCOME TAXES

     Income tax expense for 1998 increased by $22 million, or 9.3%, from 1997. This was primarily due to an increase in pre-tax book income of $106 million.

     Income tax expense for 1997 decreased by $17 million, or 6.7%, from 1996. This was primarily due to a decrease in pre-tax book income of $54 million.

                              FINANCIAL CONDITION
                              -------------------

CAPITAL EXPENDITURE REQUIREMENTS

     The schedule below shows PP&L's current capital expenditure projections for the years 1999-2003 and actual spending for the year 1998.

PP&L'S CAPITAL EXPENDITURE REQUIREMENTS

                                      ACTUAL -------------PROJECTED-------------
                                      1998   1999    2000    2001    2002   2003
                                                   (Millions of Dollars)
Construction expenditures
Generating facilities                 $ 91   $ 97    $117    $125    $104   $ 93
Transmission and
 distribution facilities               102    110     123     125     125    135
Environmental                            6     13       2       2      42     71
Other                                   44     26      19      19      18     17
                                      ----   ----    ----    ----    ----   ----
 Total Construction
  Expenditures                         243    246     261     271     289    316
Nuclear fuel owned and
 leased                                 55     47      63      65      67     68
Other leased property                   26     21      21      21      21     21
                                      ----   ----    ----    ----    ----   ----
 Total Capital Expen-
  ditures                             $324   $314    $345    $357    $377   $405
                                      ====   ====    ====    ====    ====   ====

     Construction expenditures include AFUDC and Capitalized Interest which are expected to be less than $9.5 million in each of the years 1999-2003.

     PP&L's capital expenditure projections for the years 1999-2003 total about $1.8 billion. Capital expenditure plans are revised from time to time to reflect changes in conditions.

PP&L GLOBAL UNREGULATED INVESTMENTS

     PP&L Global continues to pursue opportunities to develop and acquire electric generation, transmission and distribution facilities in the United States and abroad.

     As of December 31, 1998, PP&L Global had investments of $671 million in distribution, transmission and generation facilities in the U.K., Bolivia, Peru, Argentina, Brazil, Spain, Portugal, Chile and El Salvador. PP&L Global's major investments to date are SWEB, Emel and DelSur.

     In 1998, PP&L Global acquired an additional 1,813,000 shares of Emel at a cost of approximately $32 million, increasing its ownership interest to 37.5%. In February 1998, PP&L Global and Emel acquired a 75% interest in DelSur, an electric distribution company serving 193,000 customers in El Salvador, for approximately $180 million. Under the purchase agreement, PP&L Global directly acquired 37.5% of DelSur and Emel acquired the other 37.5%. Subsequently, PP&L Global and Emel acquired an additional 925,000 shares at a cost of approximately $10.3 million, increasing their ownership interest to 80.45%. DelSur is one of five electricity distribution companies in El Salvador that were privatized by the government. In June 1998, PP&L Global acquired an additional 26% interest in SWEB for $170 million, increasing its equity interest to 51% and its voting interest to 49%.

     In September 1998, PP&L Global announced an agreement to acquire most of Bangor Hydro-Electric Company's generating assets and certain transmission rights. PP&L Global will purchase 100 percent of Bangor Hydro's hydroelectric assets and certain transmission rights, as well as its interest in an oil-fired generation facility, for $89 million. The acquisition has been approved by the Maine Public Utilities Commission, and remains subject to the approval of the FERC as well as certain third-party consents, which are expected in 1999.

     PP&L Global has signed definitive agreements with Montana Power Company, Portland General Electric Company and Puget Sound Energy, Inc. to acquire 13 Montana power plants, with 2,614 MW of generating capacity, for a purchase price of $1.586 billion. The acquisition is subject to several conditions, including the receipt of required state and federal regulatory approvals and third-party consents. In this regard, PacifiCorp, a co-owner of Colstrip Units 3 and 4, has a right of first refusal to purchase a portion of the assets of these Units. PP&L Global expects to complete the acquisition by the end of 1999. About 65% of the acquisition cost is expected to be financed on a project credit basis, non-recourse to PP&L Global and PP&L Resources. The balance of the acquisition cost is expected to be financed through a combination of debt and equity issued by PP&L Resources, or with funds that PP&L Resources derives from PP&L's securitization of transition costs. The agreements also provide for PP&L Global's acquisition of related transmission assets for $182 million, subject to certain conditions, including federal regulatory approval.

ACQUISITIONS

     In 1998, PP&L Resources acquired Penn Fuel Gas which, together with its subsidiaries, specializes in natural gas distribution, transmission and storage services and the sale of propane. The transaction was treated as a purchase for accounting and financial reporting purposes. PP&L Resources issued approximately
5.6 million shares of common stock, with a value of approximately $135 million, to acquire all Penn Fuel Gas common and preferred stock. Under the terms of the merger agreement, shareowners of Penn Fuel Gas received 6.968 common shares of PP&L Resources for each common share of Penn Fuel Gas that they owned and 0.682 common shares of PP&L Resources for each preferred share of Penn Fuel Gas that they owned.

     In 1998, PP&L Resources also acquired H.T. Lyons and McClure, mechanical contractor and engineering firms, in cash transactions for amounts that were not material. In February 1999, PP&L acquired McCarl's, another mechanical contractor and engineering firm, in a cash transaction for an amount that was not material.

FINANCING AND LIQUIDITY

     PP&L Resources' net cash provided by operating activities decreased by $140 million in 1998 compared with 1997. This decrease was primarily due to the decline in net income when adjusted for the impact of certain non-cash items. Earnings in 1998 benefited from lower depreciation, higher equity earnings of unconsolidated affiliates, regulatory credits and other non-cash transactions. Net cash provided by operating activities decreased by $16 million from 1996 to 1997.

     Net cash used in PP&L Resources' investing activities was $194 million higher in 1998 than 1997. This increase was primarily due to PP&L Global's increased investment in electric energy projects, including its additional investment in SWEB. Net cash used in investing activities was $141 million lower in 1997 compared with 1996. This decrease was primarily due to lower construction expenditures by PP&L, liquidation of subsidiaries' long-term investments to make funds available for other investing and financing activities, and a reduction in the amount of equity funds invested by PP&L Global.

     Net cash used in PP&L Resources' financing activities was $530 million lower in 1998 than 1997. This reflects a $487 million increase in short-term debt in 1998. This short-term financing helped to fund PP&L Resources' $419 million stock repurchase, and PP&L Global's additional investments. Net cash used in financing activities in 1997 was $257 million higher than in 1996. This was primarily due to PP&L Resources' purchase of PP&L preferred stock at a cost of $380 million, and the retirement of $210 million of long-term debt. These outflows were partially offset by PP&L's issuance of $250 million of preferred securities through PP&L Capital Trust and PP&L Capital Trust II.

     From 1996 through 1998, PP&L Resources issued $722 million of long-term debt. For the same period, PP&L Resources issued $215 million of common stock. Proceeds from these security sales were used, in part, to retire $650 million of long-term debt to lower financing costs. During the years 1996-1998, PP&L also incurred $234 million of obligations under capital leases (primarily nuclear fuel).

     PP&L Capital Funding provides debt funding for PP&L Resources and its subsidiaries other than PP&L. In order to ensure liquidity, PP&L and PP&L Capital Funding share a joint facility with a group of banks. This joint facility is comprised of a 364-day revolving credit agreement and a five-year revolving credit agreement. In March 1998, the existing 364-day revolving credit agreement was increased from $150 million to $350 million. This increase, when added to the $300 million five-year revolving credit agreement, brought to $650 million the total amount of revolving credit available to PP&L and PP&L Capital Funding under the joint agreement. In November 1998, PP&L, PP&L Capital Funding, and PP&L Resources replaced the existing 364 day facility with an amended and restated 364-day revolving credit arrangement terminating in November 1999. The five-year revolving credit agreement expires in 2002. Separately, in July 1998, PP&L Capital Funding entered into five separate $80 million, 364-day credit facilities with five banks. PP&L Resources guarantees all obligations of PP&L Capital Funding under the foregoing facilities. As of December 31, 1998, no borrowings were outstanding under any revolving credit arrangements.

     Under the PUC restructuring order of August 27, 1998, PP&L is permitted to issue transition bonds to securitize up to $2.85 billion of its stranded costs. PP&L is planning to pursue such securitization later in 1999. The proceeds will be used by PP&L to retire outstanding debt and to repurchase common stock from PP&L Resources.

     See Note 9 to Financial Statements for additional financing activities in 1998.

FINANCIAL STRATEGY

     PP&L Resources has developed a financial strategy that is intended to position PP&L Resources for the anticipated future competitive environment after giving effect to the PUC's Final Order, the related restructuring charge on PP&L's books and the collection of CTC revenues during the transition period.
In addition to the securitization referenced above, PP&L Resources' financial strategy and goals include:

     (a) a common stock dividend level based on a targeted payout ratio of 45%- 55% designed to maintain PP&L Resources' future financing flexibility;

     (b) maintenance of investment grade ratings on the senior debt securities of PP&L Resources and PP&L; and

     (c) the temporary use of a higher degree of leverage in PP&L Resources' capital structure during the transition period.

     As the electric utility industry transitions to a competitive environment, PP&L Resources anticipates the potential to achieve long-term returns on shareowner capital that exceed the returns that have been historically permitted in a fully regulated business environment. At the same time, PP&L Resources' business risks are expected to increase, resulting in an increase in the potential volatility in revenue and income streams. As such, PP&L Resources believes that a dividend payout ratio that is significantly lower than the 80%- 90% payout ratio previously experienced by PP&L Resources and the electric utility industry in general is required to better position PP&L Resources to more effectively compete in the energy markets by increasing PP&L Resources' future financing flexibility. Accordingly, effective October 1, 1998, PP&L Resources' quarterly common stock dividend was reduced to $0.25 per share ($1.00 annualized rate) from the previous level of $0.4175 per share ($1.67 annualized rate). In addition to providing an increase in PP&L Resources' future financing flexibility, this dividend action positions PP&L Resources' common stock for potential increased growth in market value by retaining a proportionately higher level of earnings in the business for reinvestment.

     A reduction in PP&L Resources' permanent capitalization, as well as the temporary increase in leverage, was effected through a tender offer for 17 million shares of its common stock at $24.50 per share, which was financed by PP&L Resources through the use of short-term debt. During the transition period PP&L Resources anticipates using internal cash flows to retire debt, with a corresponding decrease in financial leverage. The short-term debt used by PP&L Resources was made available through the issuance of commercial paper by PP&L Capital Funding.

     Dividends on common stock are declared at the discretion of the Boards of Directors of PP&L Resources and PP&L. PP&L Resources and PP&L will continue to consider the appropriateness of these dividend levels, taking into account the respective financial positions, results of operations, conditions in the industry and other factors which the respective Boards deem relevant.

FINANCIAL INDICATORS

     The results of 1998, 1997 and 1996 were impacted by extraordinary items, other one-time adjustments and weather. (See "Earnings" for more information.) The following financial indicators for PP&L Resources reflect the elimination of these impacts from earnings, and provide a better measure of the underlying earnings performance of PP&L Resources and its subsidiaries.

                                    1998     1997     1996
                                   -------  -------  -------

Earnings per share, as adjusted    $ 2.07   $ 2.03   $ 2.00

Return on average common equity     12.23%   11.82%   12.03%

Ratio of pre-tax income to
  interest charges                   3.55     3.55     3.52

Dividends declared per share       $1.335   $ 1.67   $ 1.67

Book value per share               $17.80   $16.88   $16.37

Ratio of market price per share
  to book value per share             157%     142%     141%

ENVIRONMENTAL MATTERS

     Air
     ---

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

     Under the Clean Air Act, the EPA has been studying the health effects of hazardous air emissions from power plants and other sources, in order to determine whether those emissions should be regulated. Recently, the EPA released a technical report of its findings to date. The EPA concluded that mercury is the power plant air toxin of greatest concern, but that more evaluation is needed before it can determine whether regulation of air toxins from fossil fuel plants is necessary. The EPA is now seeking mercury and chlorine sampling and other data from electric generating units, including PP&L's. In addition, the EPA has announced a new enforcement initiative against older coal-fired plants. Several of PP&L's coal-fired plants could fall into this category. These EPA initiatives could result in compliance costs for PP&L in amounts which are not now determinable but which could be material.

     Expenditures to meet the 2000 acid rain and 1999 NOx reduction requirements are included in the table of projected construction expenditures in the section entitled "Financial Condition - Capital Expenditure Requirements." PP&L currently estimates that additional capital expenditures and operating costs for environmental compliance under the Clean Air Act will be incurred beyond 2002 in amounts which are not now determinable but which could be material.

     Water and Residual Waste
     ------------------------

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

     Capital expenditures through the year 2003 to correct groundwater degradation at fossil-fueled generating stations, and to address waste water control at PP&L facilities are included in the table of construction expenditures in the section entitled "Financial Condition - Capital Expenditure Requirements." In this regard, PP&L currently estimates that $5.5 million of additional capital expenditures may be required in the next four years to close some of the ash basins and address other ash basin issues at various generating plants. Additional capital expenditures could be required beyond the year 2003 in amounts which are not now determinable but which could be material. Actions taken to correct groundwater degradation, to comply with the DEP's regulations and to address waste water control are also expected to result in increased operating costs in amounts which are not now determinable but which could be material.

     Superfund and Other Remediation
     -------------------------------

     In 1995, PP&L entered into a consent order with the DEP to address a number of sites where PP&L may be liable for remediation of contamination. This may include potential PCB contamination at certain PP&L substations and pole sites; potential contamination at a number of coal gas manufacturing facilities formerly owned and operated by PP&L; and oil or other contamination which may exist at some of PP&L's former generating facilities. As of December 31, 1998, PP&L has completed work on slightly more than half of the sites included in the consent order.

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

     At December 31, 1998, PP&L had accrued approximately $6 million and Penn Fuel Gas had accrued $15 million, representing the respective amounts PP&L and Penn Fuel Gas can reasonably estimate they will have to spend to remediate sites involving the removal of hazardous or toxic substances, including those covered by each company's consent orders mentioned above. Future cleanup or remediation work at sites currently under review, or at sites not currently identified, may result in material additional operating costs for PP&L or Penn Fuel Gas, which neither company can estimate at this time. In addition, certain federal and state statutes, including Superfund and the Pennsylvania Hazardous Sites Cleanup Act, empower certain governmental agencies, such as the EPA and the DEP, to seek compensation from the responsible parties for the lost value of damaged natural resources. The EPA and the DEP may file such compensation claims against the parties, including PP&L or Penn Fuel Gas, held responsible for cleanup of such sites. Such natural resource damage claims against PP&L or Penn Fuel Gas could result in material additional liabilities.

     General
     -------

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

     Background
     ----------

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

     Pennsylvania Activities
     -----------------------

     Reference is made to Note 3 to Financial Statements for a discussion of the disposition of PP&L's restructuring plan under the Customer Choice Act.

     In August 1997, the PUC issued an order modifying and approving PP&L's pilot program under the applicable provisions of the Customer Choice Act and PUC guidelines. Retail customers participating in the PP&L and other Pennsylvania utilities' pilot programs began to receive power from their supplier of choice in November 1997. Under its pilot program, approximately 60,000 PP&L residential, commercial and industrial customers chose their electric supplier. PP&L continued to provide all transmission and distribution, customer service and back-up energy supply services to participating customers in its service area.

     Only those alternative suppliers licensed by the PUC and in compliance with the state tax obligations set forth in the Customer Choice Act could participate in the pilot programs. Approximately 87 suppliers obtained such licenses to participate in the pilot programs.

     Reference is also made to "PUC Restructuring Proceeding" for a discussion of the settlement approved by the PUC which requires, among other things, that PP&L transfer its retail electric marketing function to a separate, affiliated corporation. In August 1998, PP&L formed a new subsidiary, PP&L EnergyPlus, for this purpose. In September 1998, the PUC approved PP&L EnergyPlus' application to act as a Pennsylvania EGS. This license permits PP&L EnergyPlus to offer retail electric supply to participating customers in PP&L's service territory and in the service territories of other Pennsylvania utilities. In 1999, PP&L EnergyPlus will offer such supply to industrial and commercial customers throughout the state. At this time, PP&L EnergyPlus has determined not to pursue residential customers in the competitive marketplace based on economic considerations.

     In September 1998, the PUC issued an Order which, in part, directed Pennsylvania utilities which are members of PJM, including PP&L, to offer their installed capacity at a price of $19.72 per kilowatt-year (Capacity Order).
PP&L brought an action in the District Court seeking an injunction against the Capacity Order on the basis, among other things, that it attempted to regulate matters within exclusive federal jurisdiction. In October 1998, PP&L entered into a settlement agreement with the PUC under which (i) PP&L will offer to sell capacity credits to EGS's licensed by the PUC at the equivalent of $19.72 per kilowatt-year prior to June 1, 1999 (increasing to $22.41 per kilowatt-year from June 1, 1999 through December 31, 1999) for service to PP&L residential customers; (ii) all PP&L residential customers will be permitted to select an EGS in January 1999; (iii) the PUC will withdraw the Capacity Order as to PP&L; and (iv) PP&L will withdraw its federal court action against the Capacity Order.

     Federal Activities
     ------------------

     Reference is made to Note 4 to Financial Statements "Accounting for the Effects of Certain Types of Regulation," for a discussion of PP&L's settlement with 15 small utilities.

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

     The PJM Supporting Companies and numerous other parties have filed requests for amendment and/or rehearing of virtually every portion of the FERC's PJM ISO order. PP&L also has filed its own request for amendment and/or rehearing. The FERC has not yet taken action on these filings. PP&L's primary issue with the FERC's order relates to a requirement that existing wholesale contracts for sales service and transmission service be modified to have the new PJM transmission tariff applied to service under these existing contracts and the requirement that PP&L modify these contracts to ensure that customers are not assessed multiple transmission charges. In an order issued in May 1998, the FERC allowed PP&L to request an increase in the revenue requirement applicable to transmission service over PP&L's transmission facilities to the extent that PP&L has otherwise unrecovered transmission costs as a result of the contract modifications. PP&L filed the proposed increase to its transmission revenue requirement in July 1998. In October 1998, PP&L filed a settlement agreement among the active parties in that proceeding, which was approved by FERC in December 1998.

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

     In September 1998, PP&L filed its EGS Coordination Tariff with the FERC. The EGS Coordination Tariff applies to entities licensed to serve retail electricity customers under the Commonwealth of Pennsylvania's retail access program. The purpose of the EGS Coordination Tariff is to permit PP&L to provide EGS's with certain FERC-jurisdictional services which will facilitate the ability of EGS's to meet their obligations under the PJM Open Access Transmission Tariff and related agreements of the PJM. The FERC accepted the EGS Coordination Tariff for filing in October 1998 but in a later order stated that it would issue a decision holding that the EGS Coordination Tariff did not need to be filed with the FERC. That decision has not yet been issued.

     In September 1997, PP&L filed a request with the FERC to lower the applicable PP&L revenue requirement currently set forth in the PJM open access transmission tariff. The new revenue requirement results from PP&L's use of the same test year and cost support data used in the PUC restructuring proceeding. PP&L requested that the new revenue requirement take effect on November 1, 1997. In February 1998, the FERC accepted the proposed rates, subject to refund, and set the amount of the decrease in the revenue requirement for hearing. In October 1998, PP&L filed a settlement agreement among the active parties in that proceeding, which was accepted by the FERC in December 1998.

     Reference is made to "Pennsylvania Activities" above for a discussion of PP&L's new retail electric marketing subsidiary, PP&L EnergyPlus. PP&L EnergyPlus filed an application with the FERC in September 1998 for authority to sell electric energy and capacity at market-based rates, and for authority to sell, assign or transfer transmission rights and associated ancillary services. The FERC accepted PP&L EnergyPlus' application in December 1998. Also, in September 1998, PP&L filed a notification of change in status with the FERC to report PP&L's affiliation with PP&L EnergyPlus. Pursuant to FERC requirements, PP&L has a filed code of conduct governing its relationship with affiliates that engage in the sale and/or transmission of electric energy.

YEAR 2000

     PP&L Resources and its subsidiaries utilize computer-based systems throughout their businesses. In the year 2000, these systems will face a potentially serious problem with recognizing calendar dates. Without corrective action, the most reasonable worst case scenario regarding Year 2000 issues could result in computer shutdown or erroneous calculations causing operational problems at the generating stations; diminished ability to monitor, control and coordinate generation with the transmission and distribution systems; and adverse impacts on the operation of various monitoring and metering equipment utilized throughout PP&L. A Company-wide Year 2000 coordination committee was formed to raise the awareness of the Year 2000 issue, share information and review the progress towards compliance. A seven-step approach was developed to achieve Year 2000 compliance by assessing and remediating the problem in application software, hardware, plant control systems and devices containing embedded microprocessors. The seven steps in the plan include awareness, inventory, assessment, remediation, testing, implementation, and contingency planning. PP&L Resources has identified and communicated with critical suppliers, such as fuel suppliers, in order to obtain assurances that they are in compliance with Year 2000 issues. The majority of the responses from these parties are favorable, with some responses still being evaluated and followed-up as appropriate.

     Delivery of electricity is dependent on the overall reliability of the electric grid. PP&L is cooperating and coordinating with the North American Electric Reliability Council and the PJM Interconnection regarding Year 2000 remediation efforts.

     As of December 31, 1998, PP&L Resources estimates that approximately 75% of mainframe applications that will remain in production have been determined as being Year 2000 compliant. It is anticipated that all mission-critical systems (i.e. mainframe, embedded technologies, and client server applications) will be Year 2000 ready by July 1, 1999 and all systems ready by November 30, 1999.
Year 2000 compliant means computer systems or equipment with date-sensitive chips will accurately process date and time data. Year 2000 ready means that the computer systems or equipment with date-sensitive chips can be used on January 1, 2000, and beyond, but are not fully year 2000 compliant.

     PP&L has basic contingency plans in place to address issues such as blackouts on the electrical grid, cold starts of generating facilities and disaster recovery procedures for the computing environment. PP&L recognizes that additional contingency plans may be necessary and, as part of the seven-step remediation process, continues to work on identifying and developing additional contingency plans that may be needed.

     In May 1998, the NRC issued a notification requirement under which nuclear utilities are required to inform the NRC, in writing, that they are working to solve the Year 2000 computer problem. In addition, nuclear utilities have until July 1, 1999 to inform the NRC that their computers are Year 2000 compliant/ready or to submit a status report summarizing the on-going work.
PP&L filed its written response, detailing its Year 2000 compliance activities, with the NRC in August 1998.

     In July 1998, the PUC initiated a non-adversarial investigation to be conducted by the Office of Administrative Law Judge "to accurately assess any and all steps taken and proposed to be taken to resolve the Year 2000 compliance issue by all jurisdictional fixed utilities and mission-critical service providers such as the PJM." The PUC required all jurisdictional utilities to file a written response to a list of questions concerning Year 2000 compliance; and that, if mission-critical systems cannot be made Year 2000 compliant on or before March 31, 1999, to file a detailed contingency plan by that date. PP&L filed its written response to these questions in August 1998 and in November 1998 submitted testimony to the PUC that the Company would have its mission-critical systems Year 2000 ready by July 1, 1999 and all systems ready by November 30, 1999.

     At this time, PP&L has achieved the following completion percentages on the seven steps referenced above for Year 2000 compliance: awareness, 87%; inventory, 97%; assessment, 87%; remediation, 70%; testing, 72%; implementation, 56%; and additional contingency plans (beyond the basic plans referenced above), 16%.

     Based upon present assessments, PP&L Resources estimates that it will incur approximately $15 million in Year 2000 remediation costs. Through December 31, 1998, PP&L Resources spent approximately $8 million in remediation costs, which included assistance from outside consultants. These costs are being funded through internally generated funds and are being expensed as incurred.

(Address and phone number appears here)
           Thirty South Seventeenth Street
           Philadelphia, PA  19103-4094
           Telephone 215 575 5000

(PricewaterhouseCoopers LLP logo appears here)

Report of Independent Accountants
---------------------------------


To the Shareowners and Board of Directors of PP&L Resources, Inc. and to the Shareowner and Board of Directors of PP&L, Inc.

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 101, present fairly, in all material respects, the consolidated financial position of PP&L Resources, Inc. and its subsidiaries ("PP&L Resources") at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 and the consolidated financial position of PP&L, Inc. and its subsidiaries ("PP&L") at December 31, 1998 and 1997 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of management of PP&L Resources and PP&L; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
February 1, 1999

                             PP&L Resources, Inc.
                             --------------------
        Management's Report on Responsibility for Financial Statements
        --------------------------------------------------------------


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

     PP&L Resources' consolidated financial statements have been audited by PricewaterhouseCoopers LLP (PricewaterhouseCoopers), independent certified public accountants. PricewaterhouseCoopers' appointment as auditors was previously ratified by the shareowners. Management has made available to PricewaterhouseCoopers all PP&L Resources' financial records and related data, as well as the minutes of shareowners' and directors' meetings. Management believes that all representations made to PricewaterhouseCoopers during its audit were valid and appropriate.

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

     Fundamental to the control system is the selection and training of qualified personnel, an organizational structure that provides appropriate segregation of duties, the utilization of written policies and procedures and the continual monitoring of the system for compliance. In addition, PP&L Resources maintains an internal auditing program to evaluate PP&L Resources' system of internal control for adequacy, application and compliance. Management considers the internal auditors' and PricewaterhouseCoopers' recommendations concerning its system of internal control and has taken actions which are believed to be cost-effective in the circumstances to respond appropriately to these recommendations. Management believes that PP&L Resources' system of internal control is adequate to accomplish the objectives discussed in this report.

     The Board of Directors, acting through its Audit and Corporate Responsibility Committee, oversees management's responsibilities in the preparation of the financial statements. In performing this function, the Audit and Corporate Responsibility Committee, which is composed of four independent directors, meets periodically with management, the internal auditors and the independent certified public accountants to review the work of each. The independent certified public accountants and the internal auditors have free access to the Audit and Corporate Responsibility Committee and to the Board of Directors, without management present, to discuss internal accounting control, auditing and financial reporting matters.

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



William F. Hecht
Chairman, President and Chief Executive Officer



John R. Biggar
Senior Vice President and Chief Financial Officer

                                  PP&L, Inc.
                                  ----------
        Management's Report on Responsibility for Financial Statements
        --------------------------------------------------------------


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

     PP&L's consolidated financial statements have been audited by PricewaterhouseCoopers LLP (PricewaterhouseCoopers) independent certified public accountants. PricewaterhouseCoopers' appointment as auditors was previously ratified by the shareowners of PP&L Resources. Management has made available to PricewaterhouseCoopers all PP&L's financial records and related data, as well as the minutes of shareowners' and directors' meetings. Management believes that all representations made to PricewaterhouseCoopers during its audit were valid and appropriate.

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

     Fundamental to the control system is the selection and training of qualified personnel, an organizational structure that provides appropriate segregation of duties, the utilization of written policies and procedures and the continual monitoring of the system for compliance. In addition, PP&L maintains an internal auditing program to evaluate PP&L's system of internal control for adequacy, application and compliance. Management considers the internal auditors' and PricewaterhouseCoopers' recommendations concerning its system of internal control and has taken actions which are believed to be cost-effective in the circumstances to respond appropriately to these recommendations. Management believes that PP&L's system of internal control is adequate to accomplish the objectives discussed in this report.

     The Board of Directors, acting through PP&L Resources' Audit and Corporate Responsibility Committee, oversees management's responsibilities in the preparation of the financial statements. In performing this function, the Audit and Corporate Responsibility Committee, which is composed of four independent directors, meets periodically with management, the internal auditors and the independent certified public accountants to review the work of each. The independent certified public accountants and the internal auditors have free access to PP&L Resources' Audit and Corporate Responsibility Committee and to the Board of Directors, without management present, to discuss internal accounting control, auditing and financial reporting matters.

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



William F. Hecht
Chairman, President and Chief Executive Officer



John R. Biggar
Senior Vice President and Chief Financial Officer


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED STATEMENT OF INCOME
PP&L Resources, Inc. and Subsidiaries
(Millions of Dollars, except per share data)
                                                                              1998                  1997                 1996
OPERATING REVENUES
  Electric operations............................................           $  2,410              $  2,397              $  2,428
  Gas operations.................................................                 35
  Wholesale energy marketing and trading activities..............              1,223                   650                   481
  Energy related businesses (Note 1).............................                118                    30                    17
                                                                   -----------------     -----------------     -----------------
  Total Operating Revenues.......................................              3,786                 3,077                 2,926
                                                                   -----------------     -----------------     -----------------

OPERATING EXPENSES
  Operation
    Cost of electric fuel........................................                480                   466                   448
    Cost of natural gas and propane..............................                 13
    Energy purchases.............................................              1,060                   504                   352
    Other operating..............................................                605                   513                   531
  Maintenance....................................................                182                   184                   191
  Depreciation and amortization (Note 1).........................                338                   385                   375
  Taxes, other than income (Note 6)..............................                188                   204                   203
  Energy related businesses (Note 1).............................                 93                    21                    16
                                                                   -----------------     -----------------     -----------------
  Total Operating Expenses.......................................              2,959                 2,277                 2,116
                                                                   -----------------     -----------------     -----------------

OPERATING INCOME.................................................                827                   800                   810
                                                                   -----------------     -----------------     -----------------

Other Income and (Deductions)....................................                 66                   (28)                   21
                                                                   -----------------     -----------------     -----------------

INCOME BEFORE INTEREST AND INCOME TAXES..........................                893                   772                   831

Interest Expense.................................................                230                   215                   220
                                                                   -----------------     -----------------     -----------------

INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEMS...............                663                   557                   611

Income Taxes (Note 6)............................................                259                   237                   254
                                                                   -----------------     -----------------     -----------------

INCOME BEFORE EXTRAORDINARY ITEMS................................                404                   320                   357

Extraordinary Items (net of $666 income taxes)  (Note 4).........               (948)
                                                                   -----------------     -----------------     -----------------

INCOME (LOSS) BEFORE DIVIDENDS ON PREFERRED STOCK................               (544)                  320                   357

Preferred Stock Dividend Requirements............................                 25                    24                    28
                                                                   -----------------     -----------------     -----------------

NET INCOME (LOSS)................................................              ($569)             $    296              $    329
                                                                   =================     =================     =================

EARNINGS PER SHARE OF COMMON STOCK
  BASIC AND DILUTED (A):
    Income Before Extraordinary Items............................              $2.29                 $1.80                 $2.05
    Extraordinary Items (net of tax).............................              (5.75)
                                                                   -----------------     -----------------     -----------------
NET INCOME (LOSS)................................................             ($3.46)                $1.80                 $2.05
                                                                   =================     =================     =================

Dividends Declared per Share of Common Stock.....................             $1.335                 $1.67                 $1.67

(a) Based on average number of shares outstanding (thousands)....            164,651               164,550               161,060

See accompanying Notes to Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
PP&L Resources, Inc. and Subsidiaries
(Millions of Dollars)


                                                                              1998                   1997                   1996

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss) from continuing operations...................              ($569)                 $ 296                  $ 329
 Extraordinary items (net of income taxes of $666)..............               (948)
                                                                 ------------------     ------------------     ------------------
 Net income before extraordinary items..........................                379                    296                    329
 Adjustments to reconcile net income to net
  cash provided by operating activities
   Depreciation and amortization................................                338                    385                    375
   Amortization of property under capital leases................                 58                     68                     86
   Equity in (earnings)/loss of unconsolidated affiliates.......                (49)                     2                    (13)
   Regulatory debits and credits................................                (61)                   (36)                   (10)
   Deferred income taxes and investment tax credits.............                 12                     18
   Change in current assets and current liabilities
     Fuel inventories...........................................                 (9)                    11                    (14)
     Other......................................................                (33)                   (13)                   (35)
   Other operating activities -- net............................                  2                     46                     75
                                                                 ------------------     ------------------     ------------------
       Net cash provided by operating activities................                637                    777                    793
                                                                 ------------------     ------------------     ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Property, plant and equipment expenditures.....................               (304)                  (310)                  (360)
 Proceeds from sale of nuclear fuel to trust....................                 54                     60                     93
 Purchases of available-for-sale securities.....................                (15)                   (72)                  (600)
 Sales and maturities of available-for-sale securities..........                 70                    111                    631
 Investments in unconsolidated affiliates.......................               (306)                  (152)                  (201)
 Purchases and sales of other financial investments - net.......                  4                     76
 Other investing activities - net...............................                 12                     (4)                     5
                                                                 ------------------     ------------------     ------------------
       Net cash used in investing activities....................               (485)                  (291)                  (432)
                                                                 ------------------     ------------------     ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Issuance of long-term debt.....................................                495                    111                    116
 Issuance of common stock.......................................                 62                     76                     77
 Purchase of treasury stock.....................................               (419)
 Issuance of Company-obligated mandatorily redeemable
   preferred securities of subsidiary trusts holding
   solely parent debentures.....................................                                       250
 Retirement of long-term debt...................................               (295)                  (210)                  (145)
 Purchase of subsidiary's preferred stock (net of premium
   and associated costs)........................................                                      (369)
 Payments on capital lease obligations..........................                (58)                   (68)                   (86)
 Common and preferred dividends paid............................               (278)                  (298)                  (296)
 Net increase(decrease) in short-term debt......................                487                     (9)                    55
 Other financing activities - net...............................                 (1)                   (20)                    (1)
                                                                 ------------------     ------------------     ------------------
       Net cash used in financing activities....................                 (7)                  (537)                  (280)
                                                                 ------------------     ------------------     ------------------

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS.............                145                    (51)                    81
Cash and Cash Equivalents at Beginning of Period................                 50                    101                     20
                                                                 ------------------     ------------------     ------------------
Cash and Cash Equivalents at End of Period......................             $  195                  $  50                  $ 101
                                                                 ==================     ==================     ==================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the period for:
  Interest (net of amount capitalized)..........................             $  237                  $ 208                  $ 213
  Income taxes..................................................             $  248                  $ 244                  $ 286

See accompanying Notes to Financial Statements.

CONSOLIDATED BALANCE SHEET AT DECEMBER 31,
PP&L Resources, Inc. and Subsidiaries
(Millions of Dollars)


ASSETS                                                                                             1998              1997
PROPERTY, PLANT AND EQUIPMENT
  Electric utility plant in service - net (Note 1)
     Transmission and distribution.......................................................            $2,179            $2,160
     Generation..........................................................................             1,601             4,022
     General and intangible..............................................................               223               232
                                                                                             --------------    --------------
                                                                                                      4,003             6,414

   Construction work in progress - at cost...............................................               117               185
   Nuclear fuel owned and leased - net...................................................               162               167
                                                                                             --------------    --------------
     Electric utility plant - net........................................................             4,282             6,766
   Gas and oil utility plant - net.......................................................               175                30
   Other property - net..................................................................                23                24
                                                                                             --------------    --------------
                                                                                                      4,480             6,820
                                                                                             --------------    --------------

INVESTMENTS
   Investment in unconsolidated affiliates at equity (Note 1)............................               688               377
   Nuclear plant decommissioning trust fund (Notes 1 and 7)..............................               206               163
   Financial investments (Notes 1 and 8).................................................                 1                52
   Other (Note 8)........................................................................                11                13
                                                                                             --------------    --------------
                                                                                                        906               605
                                                                                             --------------    --------------
CURRENT ASSETS
   Cash and cash equivalents (Note 1)....................................................               195                50
   Accounts receivable (less reserve:  1998, $16; 1997, $16)
     Utility customers...................................................................               173               190
     Other...............................................................................               125                48
   Unbilled revenues
     Utility customers...................................................................               106                90
     Other...............................................................................                66                37
   Fuel, materials and supplies - at average cost........................................               207               200
   Prepayments...........................................................................                15                28
   Other.................................................................................                61                52
                                                                                             --------------    --------------
                                                                                                        948               695
                                                                                             --------------    --------------

REGULATORY ASSETS AND OTHER NONCURRENT ASSETS (NOTE 4)
   Recoverable transition costs..........................................................             2,819
   Other.................................................................................               454             1,365
                                                                                             --------------    --------------
                                                                                                      3,273             1,365
                                                                                             --------------    --------------

                                                                                                     $9,607            $9,485
                                                                                             ==============    ==============

See accompanying Notes to Financial Statements.

LIABILITIES

                                                                                                   1998               1997
Capitalization
  Common equity
    Common stock.........................................................................            $    2             $    2
    Capital in excess of par value.......................................................             1,866              1,669
    Treasury stock.......................................................................              (419)
    Earnings reinvested (Note 4).........................................................               372              1,164
    Capital stock expense and other......................................................               (31)               (26)
                                                                                             --------------     --------------
                                                                                                      1,790              2,809
                                                                                             --------------     --------------
  Preferred stock
    With sinking fund requirements.......................................................                47                 47
    Without sinking fund requirements....................................................                50                 50
  Company-obligated mandatorily redeemable preferred
    securities of subsidiary trusts holding solely
    company debentures...................................................................               250                250
  Long-term debt.........................................................................             2,983              2,585
                                                                                             --------------     --------------
                                                                                                      5,120              5,741
                                                                                             --------------     --------------

CURRENT LIABILITIES
  Short-term debt (Note 9)...............................................................               636                135
  Long-term debt due within one year.....................................................                 1                150
  Capital lease obligations due within one year..........................................                59                 58
  Above market NUG purchases due within one year (Note 4)................................               105
  Accounts payable.......................................................................               197                140
  Taxes and interest accrued.............................................................                95                102
  Dividends payable......................................................................                46                 76
  Other..................................................................................               128                108
                                                                                             --------------     --------------
                                                                                                      1,267                769
                                                                                             --------------     --------------


DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES
  Deferred income taxes and investment tax credits (Note 6)..............................             1,574              2,221
  Above market NUG purchases (Note 4)....................................................               775
  Capital lease obligations..............................................................               109                113
  Other  (Notes 1 and 7).................................................................               762                641
                                                                                             --------------     --------------
                                                                                                      3,220              2,975
                                                                                             --------------     --------------

COMMITMENTS AND CONTINGENT LIABILITIES  (Note 14)........................................
                                                                                             --------------     --------------


                                                                                                     $9,607             $9,485
                                                                                             ==============     ==============

See accompanying Notes to Financial Statements.

CONSOLIDATED STATEMENT OF SHAREOWNERS' COMMON EQUITY
PP&L Resources, Inc. and Subsidiaries
(Millions of Dollars)


                                                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                                                     -----------------------------------------------

                                                                                             1998             1997             1996
                                                                                     ------------     ------------     -------------

Common stock at beginning of year............................................        $          2     $          2     $          2
  Sale of common stock.......................................................
                                                                                     ------------     ------------     -------------

Common stock at end of year..................................................                   2                2                2
                                                                                     ------------     ------------     -------------


Capital in excess of par value at beginning of year..........................               1,669            1,596            1,513
  Common stock issued (b)....................................................                  62               76               77
  Common stock issued for purchase of Penn Fuel Gas (see Note 11).                            135
  Other......................................................................                                   (3)               6
                                                                                     ------------     ------------     -------------

Capital in excess of par value at end of year................................               1,866            1,669            1,596
                                                                                     ------------     ------------     -------------

Treasury stock at beginning of year..........................................
  Purchase of treasury stock.................................................                (419)
                                                                                     ------------     ------------     -------------

Treasury stock at end of year................................................                (419)
                                                                                     ------------     ------------     -------------

Earnings reinvested at beginning of year.....................................               1,164            1,143            1,083
  Net income (loss)..........................................................                (569)             296              329
  Cash dividends declared on common stock....................................                (223)            (275)            (269)

                                                                                     ------------     ------------     -------------

Earnings reinvested at end of year...........................................                 372            1,164            1,143
                                                                                     ------------     ------------     -------------

Capital stock expense and other at beginning of year.........................                 (26)               4               (1)

  Other......................................................................                  (5)             (30)               5
                                                                                     ------------     ------------     -------------

Capital stock expense and other at end of year...............................                 (31)             (26)               4
                                                                                     ------------     ------------     -------------

Total Shareowners' Common Equity.............................................        $      1,790     $      2,809     $      2,745
                                                                                     ============     ============     =============

Common stock shares at beginning of year (a).................................         166,248,284      162,665,416      159,403,266
  Common stock issued (b)....................................................           2,604,369        3,582,868        3,262,150
  Common stock issued for purchase of Penn Fuel Gas..........................           5,555,522
  Common stock purchased.....................................................         (16,996,129)
                                                                                     ------------     ------------     -------------

Common stock shares at end of year...........................................         157,412,046      166,248,284      162,665,416
                                                                                     ------------     ------------     -------------

(a) $.01 par value, 390,000,000 share authorized. Each share entitles the holder to one vote on any question presented to any shareowners' meeting.
(b)  Common stock issued through the ESOP and the DRIP.



See accompanying Notes to Financial Statements.

CONSOLIDATED STATEMENT OF PREFERRED STOCK AT DECEMBER 31,
PP&L Resources, Inc. and Subsidiaries (a)
(Millions of Dollars)

                                                                               SHARES
                                                       OUTSTANDING          OUTSTANDING        SHARES
                                                   1998        1997(b)        1998 (b)        AUTHORIZED
PP&L
  PREFERRED STOCK - $100 par, cumulative
    4-1/2%........................                 $  25      $    25          530,189          629,936
    Series........................                    72           72        4,133,556       10,000,000
                                                 -------      -------
                                                   $  97      $    97
                                                 =======      =======


DETAILS OF PREFERRED STOCK (c)

                                                                                                      SINKING FUND
                                                                               OPTIONAL               PROVISIONS
                                                                  SHARES      REDEMPTION      SHARES TO BE
                                             OUTSTANDING       OUTSTANDING     PRICE PER        REDEEMED       REDEMPTION
                                         1998 (b)   1997 (b)     1998 (b)        SHARE        ANNUALLY (f)       PERIOD
With Sinking Fund Requirements
  Series Preferred
    5.95%.........................           $ 1       $   1       300,000         (d)            10,000       April 2001
    6.05%.........................                                 250,000         (d)
    6.125%........................            31          31     1,150,000         (d)            (e)           2003-2008
    6.15%.........................            10          10       250,000         (d)           100,000       April 2003
    6.33%.........................             5           5     1,000,000         (d)            50,000        July 2003
                                         -------------------
                                             $47       $  47
                                         ===================

Without Sinking Fund Requirements
  4-1/2% Preferred................           $25       $  25       530,189    $   110.00
  Series Preferred
    3.35%.........................             2           2        41,783        103.50
    4.40%.........................            11          11       228,773        102.00
    4.60%.........................             3           3        63,000        103.00
    6.75%.........................             9           9       850,000         (d)
                                          ------------------
                                             $50       $  50
                                          ==================

INCREASES(DECREASES) IN PREFERRED STOCK

There were no issuances or redemptions of preferred stock in 1998, 1997 or 1996.

(a) Each share of PP&L's preferred stock entitles the holder to one vote on any question presented to PP&L's shareowners' meetings. There were 10,000,000 shares of PP&L Resources' preferred stock and 5,000,000 shares of PP&L's preference stock authorized; none were outstanding at December 31, 1998 and 1997.
(b) In 1997, and continuing in 1998, PP&L Resources acquired 79.11% ($369 million par value) of the outstanding preferred stock of PP&L in a tender offer. At December 31, 1998, these shares have not been retired or redeemed. The par value of PP&L preferred stock acquired by PP&L Resources has been eliminated for purposes of providing consolidated financial statements.
(c) The involuntary liquidation price of the preferred stock is $100 per share. The optional voluntary liquidation price is the optional redemption price per share in effect, except for the 4-1/2% Preferred Stock for which such price is $100 per share (plus in each case any unpaid dividends).
(d) These series of preferred stock are not redeemable prior to the following years: 5.95%, 2001; 6.05%, 2002; 6.125%, 6.15%, 6.33% and 6.75%, 2003.
(e) Shares to be redeemed annually on October 1 as follows: 2003-2007, 57,500; 2008, 22,500.
(f)   After giving effect to the preferred stock tender offer.




See accompanying Notes to Financial Statements.

CONSOLIDATED STATEMENT OF COMPANY-OBLIGATED
MANDATORILY REDEEMABLE SECURITIES AT DECEMBER 31,
PP&L Resources, Inc. and Subsidiaries (a)
PP&L, Inc. and Subsidiaries (a)
(Millions of Dollars)


                                                          Outstanding                   Outstanding
                                                    1998                      1997          1998      Authorized     Maturity (b)
Company-Obligated Mandatorily Redeemable
Preferred Securities of Subsidiary Trusts Holding
Solely Company Debentures - $25 per security
     8.10%.............                            $ 150                     $ 150         6,000,000   6,000,000     July 2002
     8.20%.............                              100                       100         4,000,000   4,000,000     April 2002
                                           -------------             -------------
                                                   $ 250                     $ 250
                                           =============             =============


(a) In 1997 PP&L arranged for the issuance of a total of $250 million of company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely company debentures by PP&L Capital Trust and PP&L Capital Trust II, two Delaware statutory business trusts. These preferred securities are supported by a corresponding amount of junior subordinated deferrable interest debentures issued by PP&L to the trusts. PP&L owns all of the common securities, representing the remaining undivided beneficial ownership interest in the assets of the trusts. The proceeds derived from the issuance of the Preferred Securities and the common securities were used by PP&L Capital Trust and PP&L Capital Trust II to acquire $103 million and $155 million principal amount of Junior Subordinated Deferrable Interest Debentures, ("Subordinated Debentures") respectively. PP&L has guaranteed all of the trusts' obligations under the Preferred Securities. The proceeds of the sale of these preferred securities were loaned by PP&L to PP&L Resources for the tender offer for PP&L preferred stock.

(b) The preferred securities are subject to mandatory redemption, in whole or in part, upon the repayment of the Subordinated Debentures at maturity or their earlier redemption. At the option of PP&L, the Subordinated Debentures are redeemable on and after the dates shown above in whole at any time or in part from time to time. The amount of preferred securities subject to such mandatory redemption will be equal to the amount of related Subordinated Debentures maturing or being redeemed. The redemption price is $25 per security plus an amount equal to accumulated and unpaid distributions to the date of redemption.

See accompanying Notes to Financial Statements.

CONSOLIDATED STATEMENT OF LONG-TERM DEBT AT DECEMBER 31,
PP&L Resources, Inc. and Subsidiaries
PP&L, Inc. and Subsidiaries
(Millions of Dollars)

                                                                                     Outstanding
                                                                         1998                           1997     Maturity(b)
  First Mortgage Bonds (a)
    5-1/2%.................................................                                           $  150      April 1, 1998
    6%.....................................................            $  125                            125       June 1, 2000
    7-3/4%.................................................               150                            150        May 1, 2002
    6-7/8%.................................................               100                            100   February 1, 2003
    6-1/8% to 6-7/8%.......................................               625   (c)                      425          2004-2008
    7.70%..................................................               200                            200          2009-2013  (d)

    7-3/8%.................................................               100                            100          2014-2018
    6-3/4% to 9-3/8%.......................................               815                            815          2019-2023
    7.30%..................................................               150                            150          2024-2028

  First Mortgage Pollution Control Bonds (a)
    6.40% Series H.........................................                90                             90   November 1, 2021
    5.50% Series I.........................................                53                             53  February 15, 2027
    6.40% Series J.........................................               116                            116  September 1, 2029
    6.15% Series K.........................................                55                             55     August 1, 2029
                                                           ------------------              -----------------
                                                                        2,579                          2,529
  Unsecured promissory notes...............................                                              116
  Pollution Control Revenue Bonds..........................                 9                              9
                                                           ------------------              -----------------
                                                                        2,588                          2,654
  Unamortized (discount) and premium -- net................               (19)                           (21)
                                                           ------------------              -----------------
                                                                        2,569                          2,633
  Less amount due within one year..........................                                              150
                                                           ------------------              -----------------

Total PP&L long-term debt..................................             2,569                          2,483
                                                           ------------------              -----------------

Additional PP&L Resources, Inc.
  Medium Term Notes
    5.75% to 6.84%.........................................               397   (e)                      102          2000-2007
  Unsecured Promissory Notes...............................                18
                                                           ------------------              -----------------
                                                                          415                            102
  Less amount due within one year..........................                 1
                                                           ------------------              -----------------

  Total PP&L Resources long-term debt......................            $2,983                         $2,585
                                                           ==================              =================
                                            __________________________________________

(a)  Substantially all owned electric utility plant is subject to the lien of PP&L's Mortgage.
(b)  Aggregate long-term debt maturities through 2003 are (millions of dollars):  2000, $235; 2001, $70; 2002, $150; 2003, $185.
     There are no bonds outstanding that have sinking fund requirements.
(c)  In May 1998, PP&L issued $200 million First Mortgage Bonds, 6-1/8% Reset Put Securities Series  due 2006.  In connection with this issuance, PP&L assigned to a third party the option to call the bonds from the holders on May 1, 2001.  These bonds will mature on May 1, 2006, but will be required to be surrendered by the existing holders on May 1, 2001 either through the exercise of the call option by the callholder or, if such option is not exercised, through the automatic exercise of a mandatory put by the trustee on behalf of the bondholders.  If the call option is exercised, the bonds will be remarketed and the interest rate will be reset for the remainder of their term to the maturity date.  If the call option is not exercised, the mandatory put will be exercised and PP&L will be required to repurchase the bonds at 100% of their principal amount on May 1, 2001.  Proceeds from the sale of the bonds were used by PP&L to retire $116 million of its unsecured term loans and to reduce its outstanding commercial paper balances.
(d)  Any registered owner of these bonds has the right to require PP&L to redeem such owner's bonds on October 1, 1999 at a price of 100% of the principal amount.
(e)  In 1998, PP&L Capital Funding issued $295 million of medium-term notes with maturities varying from two to seven years.

See accompanying Notes to Financial Statements.

CONSOLIDATED STATEMENT OF INCOME
PP&L, Inc. and Subsidiaries
(Millions of Dollars)


                                                                          1998                    1997                   1996
OPERATING REVENUES
  Electric operations........................................                 $2,410                  $2,397                 $2,428
  Wholesale energy marketing and trading activities..........                  1,223                     650                    481
  Energy related businesses (Note 1).........................                     10                       2                      2
                                                                  ------------------      ------------------     ------------------
  Total Operating Revenues...................................                  3,643                   3,049                  2,911
                                                                  ------------------      ------------------     ------------------

OPERATING EXPENSES
  Operation
    Cost of electric fuel....................................                    480                     466                    448
    Energy purchases.........................................                  1,060                     504                    352
    Other operating..........................................                    594                     513                    531
  Maintenance................................................                    180                     184                    191
  Depreciation and amortization (Note 1).....................                    335                     385                    375
  Taxes, other than income (Note 6)..........................                    185                     204                    203
  Energy related businesses (Note 1).........................                      8                       3                      2
                                                                  ------------------      ------------------     ------------------
  Total Operating Expenses...................................                  2,842                   2,259                  2,102
                                                                  ------------------      ------------------     ------------------

OPERATING INCOME.............................................                    801                     790                    809

Other Income.................................................                     77                      12                     17
                                                                  ------------------      ------------------     ------------------

INCOME BEFORE INTEREST AND INCOME TAXES......................                    878                     802                    826

Interest Expense.............................................                    196                     207                    214
                                                                  ------------------      ------------------     ------------------

INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEMS...........                    682                     595                    612

Income Taxes (Note 6)........................................                    273                     247                    255
                                                                  ------------------      ------------------     ------------------

INCOME BEFORE EXTRAORDINARY ITEMS............................                    409                     348                    357

Extraordinary Items (net of $666 income taxes)  (Note 4).....                   (948)
                                                                  ------------------      ------------------     ------------------

NET INCOME(LOSS) BEFORE DIVIDENDS ON
  PREFERRED STOCK............................................                   (539)                    348                    357

Dividends on Preferred Stock.................................                     48                      40                     28
                                                                  ------------------      ------------------     ------------------

EARNINGS AVAILABLE TO PP&L RESOURCES, INC....................                  ($587)                 $  308                 $  329
                                                                  ==================      ==================     ==================

See accompanying Notes to Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
PP&L, Inc. and Subsidiaries
(Millions of Dollars)

                                                                            1998                 1997                 1996
Cash Flows From Operating Activities
 Net income (loss) from continuing operations.....................              ($539)               $ 348                $ 357
 Extraordinary items (net of income taxes of $666)................               (948)
                                                                     ----------------     -----------------    ----------------
 Net income before extraordinary items............................                409                  348                  357
 Adjustments to reconcile net income to net
  cash provided by operating activities
   Depreciation and amortization..................................                335                  385                  375
   Amortization of property under capital leases..................                 58                   68                   86
   Regulatory debits and credits..................................                (61)                 (36)                 (10)
   Deferred income taxes and investment tax credits...............                 12                   20                   (1)
   Change in current assets and current liabilities
     Fuel inventories.............................................                 (8)                  11                  (14)
     Other........................................................                 16                  (25)                 (38)
   Other operating activities -- net..............................                (66)                  15                   44
                                                                     ----------------     ----------------     ----------------
   Net cash provided by operating activities......................                695                  786                  799
                                                                     ----------------     ----------------     ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Property, plant and equipment expenditures......................               (297)                (310)                (360)
  Proceeds from sales of nuclear fuel to trust....................                 54                   60                   93
  Purchases of available-for-sale securities......................                (15)                 (72)                 (90)
  Sales and maturities of available-for-sale securities...........                 69                   88                   93
  Purchases and sales of other financial investments - net........                                      76
  Loan to parent..................................................                                    (375)
  Other investing activities - net................................                  6                   (4)                   5
                                                                     ----------------     ----------------     ----------------
        Net cash used in investing activities.....................               (183)                (537)                (259)
                                                                     ----------------     ----------------     ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of long-term debt......................................                200                    9                  116
  Issuance of Company-obligated mandatorily redeemable
    preferred securities of subsidiary trusts holding
    solely company debentures.....................................                                     250
  Capital contribution from parent................................                  6                    7                   32
  Retirement of long-term debt....................................               (266)                (210)                (145)
  Payments on capital lease obligations...........................                (58)                 (67)                 (86)
  Common and preferred dividends paid.............................               (412)                (344)                (296)
  Net increase (decrease) in short-term debt......................                 35                   35                  (79)
  Other financing activities - net................................                 (1)                  (9)                  (2)
                                                                     ----------------     ----------------     ----------------
        Net cash used in financing activities.....................               (496)                (329)                (460)
                                                                     ----------------     ----------------     ----------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..............                 16                  (80)                  80
  Cash and Cash Equivalents at Beginning of Period................                 15                   95                   15
                                                                     ----------------     ----------------     ----------------
  Cash and Cash Equivalents at End of Period......................             $   31                $  15                $  95
                                                                     ================     ================     ================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest (net of amount capitalized)..........................             $  208                $ 201                $ 208
    Income taxes..................................................             $  261                $ 253                $ 289

See accompanying Notes to Financial Statements.

CONSOLIDATED BALANCE SHEET AT DECEMBER 31,
PP&L, Inc. and Subsidiaries
(Millions of Dollars)


ASSETS                                                                                      1998                   1997
Property, Plant and Equipment
 Electric utility plant in service - net (Note 1)
    Transmission and distribution..............................................                $2,179                 $2,160
    Generation.................................................................                 1,601                  4,022
    General and intangible.....................................................                   223                    232
                                                                                    -----------------      -----------------
                                                                                                4,003                  6,414

  Construction work in progress - at cost......................................                   117                    185
  Nuclear fuel owned and leased - net..........................................                   162                    167
                                                                                    -----------------      -----------------
   Electric utility plant - net................................................                 4,282                  6,766
  Gas and oil utility plant - net..............................................                    28                     30
  Other property - net.........................................................                    21                     24
                                                                                    -----------------      -----------------
                                                                                                4,331                  6,820
                                                                                    -----------------      -----------------

INVESTMENTS
  Loan to parent...............................................................                   429                    375
  Nuclear plant decommissioning trust fund (Notes 1 and 7).....................                   206                    163
  Financial investments (Notes 1 and 8)........................................                     1                     52
  Investment in unconsolidated affiliate at equity (Note 1)....................                    17                     17
  Other (Note 8)...............................................................                    12                     13
                                                                                    -----------------      -----------------
                                                                                                  665                    620
                                                                                    -----------------      -----------------

CURRENT ASSETS
  Cash and cash equivalents (Note 1)...........................................                    31                     15
  Accounts receivable (less reserve:  1998, $16; 1997, $16)
    Utility customers..........................................................                   163                    188
    Other......................................................................                    67                     64
  Unbilled revenues
    Utility customers..........................................................                   104                     90
    Other......................................................................                    61                     36
  Fuel, materials and supplies - at average cost...............................                   196                    200
  Prepayments..................................................................                    14                     26
  Other........................................................................                    58                     51
                                                                                    -----------------      -----------------
                                                                                                  694                    670
                                                                                    -----------------      -----------------

REGULATORY ASSETS AND OTHER NONCURRENT ASSETS (NOTE 4)
  Recoverable transition costs.................................................                 2,819
  Other........................................................................                   329                  1,362
                                                                                    -----------------      -----------------
                                                                                                3,148                  1,362
                                                                                    -----------------      -----------------

                                                                                               $8,838                 $9,472
                                                                                    =================      =================

See accompanying Notes to Financial Statements.


LIABILITIES                                                                                      1998                   1997
CAPITALIZATION
  Common equity
    Common stock...............................................................                $1,476                 $1,476
    Additional paid-in capital.................................................                    70                     64
    Earnings reinvested (Note 4)...............................................                   210                  1,092
    Capital stock expense and other............................................                   (26)                   (20)
                                                                                    -----------------      -----------------
                                                                                                1,730                  2,612
                                                                                    -----------------      -----------------
  Preferred stock
    With sinking fund requirements.............................................                   295                    295
    Without sinking fund requirements..........................................                   171                    171
  Company-obligated mandatorily redeemable preferred
    securities of subsidiary trusts holding solely
    company debentures.........................................................                   250                    250
  Long-term debt...............................................................                 2,569                  2,483
                                                                                    -----------------      -----------------
                                                                                                5,015                  5,811
                                                                                    -----------------      -----------------

CURRENT LIABILITIES
  Short-term debt (Note 9).....................................................                    80                     45
  Long-term debt due within one year...........................................                                          150
  Capital lease obligations due within one year................................                    59                     58
  Above market NUG purchases due within one year (Note 4)......................                   105
  Accounts payable.............................................................                   189                    148
  Taxes and interest accrued...................................................                    86                     99
  Dividends payable............................................................                    12                     81
  Other........................................................................                   114                    107
                                                                                    -----------------      -----------------
                                                                                                  645                    688
                                                                                    -----------------      -----------------

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES
  Deferred income taxes and investment tax credits (Note 6)....................                 1,561                  2,221
  Above market NUG purchases (Note 4)..........................................                   775
  Capital lease obligations....................................................                   109                    113
  Other (Notes 1 and 7)........................................................                   733                    639
                                                                                    -----------------      -----------------
                                                                                                3,178                  2,973
                                                                                    -----------------      -----------------

COMMITMENTS AND CONTINGENT LIABILITIES (NOTE 14) ..............................
                                                                                    -----------------      -----------------

                                                                                               $8,838                 $9,472
                                                                                    =================      =================


See accompanying Notes to Financial Statements.

CONSOLIDATED STATEMENT OF SHAREOWNER'S COMMON EQUITY
PP&L, Inc. and Subsidiaries
(Millions of Dollars)


                                                                      For the Years Ended December 31,
                                                                ------------------------------------------
                                                                  1998             1997             1996
                                                                ---------       ---------         --------
Common stock at beginning of year.....................          $  1,476        $  1,476          $  1,476
  Sale of common stock................................
                                                                ---------       ---------         --------
Common stock at end of year...........................             1,476           1,476             1,476
                                                                ---------       ---------         --------
Additional paid-in capital at beginning of year.......                64              57                25
  Capital contribution from PP&L Resources............                 6               7                32
                                                                ---------       ---------         --------
Additional paid-in capital at end of year.............                70              64                57
                                                                ---------       ---------         --------
Earnings reinvested at beginning of year..............             1,092           1,094             1,034
  Net income (loss)...................................              (539)            348               357
  Cash dividends declared:
    Common stock......................................              (295)           (310)             (269)
    Preferred stock...................................               (48)            (40)              (28)
                                                                ---------       ---------         --------
Earnings reinvested at end of year....................               210           1,092             1,094
                                                                ---------       ---------         --------
Capital stock expense and other at beginning of year..               (20)            (10)               (7)
  Other...............................................                (6)            (10)               (3)
                                                                ---------       ---------         --------
Capital stock expense and other at end of year........               (26)            (20)              (10)
                                                                ---------       ---------         --------
Total Shareowner's Common Equity......................      $      1,730    $      2,612      $      2,617
                                                                =========       =========         ========

Common stock shares at beginning of year (a)..........       157,300,382     157,300,382       157,300,382
  Common stock issued.................................
  Common stock purchased..............................
                                                             ------------    ------------      -----------
Common stock shares at end of year....................       157,300,382     157,300,382       157,300,382
                                                             ------------    ------------      -----------

(a)  No par value.  170,000,000 shares authorized.  All common shares of PP&L stock are owned by PP&L Resources.

See accompanying Notes to Financial Statements.

CONSOLIDATED STATEMENT OF PREFERRED STOCK AT DECEMBER 31,
PP&L, Inc. and Subsidiaries(a)
(Millions of Dollars)

                                                                                                  SHARES
                                                                      OUTSTANDING              OUTSTANDING       SHARES
                                                                1998                1997           1998        AUTHORIZED
   PREFERRED STOCK -- $100 par, cumulative
     4-1/2%.......................                               $53                 $53        530,189          629,936
     Series.......................                               413                 413      4,133,556       10,000,000
                                                       -------------       -------------
                                                                $466                $466
                                                       =============       =============



DETAILS OF PREFERRED STOCK (b)

                                                                                                            SINKING FUND
                                                                                        OPTIONAL             PROVISIONS
                                                                          SHARES       REDEMPTION    SHARES TO BE
                                                    OUTSTANDING        OUTSTANDING     PRICE PER      REDEEMED       REDEMPTION
                                               1998             1997       1998          SHARE        ANNUALLY         PERIOD

With Sinking Fund Requirements
  Series Preferred
    5.95%.........................              $30              $30       300,000        (c)          300,000       April 2001
    6.05%.........................               25               25       250,000        (c)          250,000       April 2002
    6.125%........................              115              115     1,150,000        (c)            (d)         2003-2008
    6.15%.........................               25               25       250,000        (c)          250,000       April 2003
    6.33%.........................              100              100     1,000,000        (c)            (e)         2003-2008
                                      -------------    -------------
                                               $295             $295
                                      =============    =============

Without Sinking Fund Requirements
  4-1/2% Preferred................              $53              $53       530,189        $110.00
  Series Preferred
    3.35%.........................                4                4        41,783         103.50
    4.40%.........................               23               23       228,773         102.00
    4.60%.........................                6                6        63,000         103.00
    6.75%.........................               85               85       850,000        (c)
                                      -------------    -------------
                                               $171             $171
                                      =============    =============

INCREASES (DECREASES) IN PREFERRED STOCK

There were no issuances or redemptions of preferred stock in 1998, 1997 or 1996.


(a) Each share of PP&L's preferred stock entitles the holder to one vote on any question presented to PP&L's shareowners' meetings. There were 5,000,000 shares of PP&L's preference stock authorized; none were outstanding at December 31, 1998 and 1997, respectively.
(b) The involuntary liquidation price of the preferred stock is $100 per share. The optional voluntary liquidation price is the optional redemption price per share in effect, except for the 4-1/2% Preferred Stock for which such price is $100 per share (plus in each case any unpaid dividends).
(c) These series of preferred stock are not redeemable prior to the following years: 5.95%, 2001; 6.05%, 2002; 6.125%, 6.15%, 6.33% and 6.75%, 2003.
(d) Shares to be redeemed annually on October 1 as follows: 2003-2007, 57,500; 2008, 862,500.
(e) Shares to be redeemed annually on July 1 as follows: 2003-2007, 50,000; 2008, 750,000.

NOTES TO FINANCIAL STATEMENTS

     Terms and abbreviations appearing in Notes to Financial Statements are explained in the glossary.

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS AND CONSOLIDATION

     As of December 31, 1998, PP&L Resources was the parent holding company of PP&L, PP&L Global, PP&L Spectrum, PP&L Capital Funding, Penn Fuel Gas, H.T. Lyons and McClure.

     The financial condition and results of operations of PP&L and PP&L Global are currently the principal factors affecting PP&L Resources' financial condition and results of operations. PP&L provides electricity delivery service in eastern and central Pennsylvania, sells retail electricity throughout Pennsylvania, and markets wholesale electricity in 28 states and Canada. PP&L Global is an international independent power company.

     The consolidated financial statements include the accounts of PP&L Resources and its direct and indirect subsidiaries. All significant intercompany transactions have been eliminated.

     Less than 50% owned affiliates are accounted for using the equity method. These affiliates consist principally of PP&L's investment in Safe Harbor Water Power Corporation and investments held by PP&L Global.

     All direct and indirect affiliates of PP&L Resources report their results on a current basis, except for PP&L Global. Effective in 1998, PP&L Global records the results of its majority owned affiliates on a one-month lag. PP&L Global records the results of affiliates in which it holds a minority interest on a one-quarter lag. Recording these results on a lag basis allows PP&L Global to close its books in a timely manner to coincide with the closing of PP&L Resources' books.

RECLASSIFICATION

     Certain amounts in the 1997 and 1996 financial statements have been reclassified to conform to the current presentation.

     The most significant reclassifications have been made in the Consolidated Statement of Income. This Statement has been modified to better reflect the changing nature of the business from a regulated electric utility to a full-service provider of retail and wholesale energy and related products and services. The operating revenues and expenses of PP&L Global, PP&L Spectrum, McClure, and H.T. Lyons are reflected as "Energy Related Businesses," as components of "Operating Income." Previously, the results of non-regulated affiliates were included in "Other Income and (Deductions)" in PP&L Resources' Statement of Income. In addition, the revenues generated by PP&L's wholesale energy and trading activities are now separately disclosed. Also, income taxes are no longer reflected as "Operating Expense," which was the traditional disclosure used by utilities. Lastly, nuclear decommissioning expense had historically been classified as

"Other operating" expense. These expenses have been reclassified as depreciation expense.

     On the Consolidated Balance Sheet, "Electric utility plant in service - net" at December 31, 1997 has been reclassified to separately disclose generation plant, which is no longer subject to the regulatory accounting provisions of SFAS 71, "Accounting for the Effects of Certain Types of Regulation." See Note 4 for further information.

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

ACCOUNTING RECORDS

     The accounting records for PP&L are maintained in accordance with the Uniform System of Accounts prescribed by the FERC and adopted by the PUC.

REGULATION

     Historically, PP&L accounted for its operations in accordance with the provisions of SFAS 71, which requires rate-regulated entities to reflect the effects of regulatory decisions in their financial statements. PP&L discontinued application of SFAS 71 for the generation portion of its business effective June 30, 1998.

UTILITY PLANT

     Additions to utility plant and replacement of units of property are capitalized at cost. AFUDC is capitalized as part of the construction costs for regulated projects. Effective June 30, 1998, the recording of AFUDC was discontinued on generation-related construction projects, since these assets are no longer subject to the provisions of SFAS 71. Instead, capitalized interest is recorded on generation-related projects in accordance with SFAS 34, "Capitalizing Interest Costs."

     The cost of units of depreciable property retired or replaced is charged to accumulated depreciation. Expenditures for maintenance and repairs of property and the cost of replacing items determined to be less than a unit of property are charged to operating expense. The cost to retire depreciable units of generation-related property is charged to operating expense while the cost to retire depreciable units of regulated property is charged to accumulated depreciation.

     Following are the classes of Electric Utility Plant in Service, with associated accumulated depreciation reserves, at December 31, 1998 and December 31, 1997 (millions of dollars):

                                                                     Electric
                             Transmission                General     Utility
                                   &                         &       Plant In
                             Distribution  Generation  Intangible     Service
                            -------------  ----------  ----------    --------
December 31, 1998:
Original Cost                     $ 3,395     $ 6,351       $ 383     $10,129
Accumulated Depreciation
  Reserve                          (1,216)     (4,750)       (160)     (6,126)
                                  -------     -------       -----     -------
                                  $ 2,179     $ 1,601       $ 223     $ 4,003
                                  =======     =======       =====     =======

December 31, 1997:
Original Cost                     $ 3,309     $ 6,306       $ 369     $ 9,984
Accumulated Depreciation
  Reserve                          (1,149)     (2,284)       (137)     (3,570)
                                  -------     -------       -----     -------
                                  $ 2,160     $ 4,022       $ 232     $ 6,414
                                  =======     =======       =====     =======

     Generation plant is reflected at the lower of cost or market value at December 31, 1998. As noted in the "Regulation" section of this note, PP&L discontinued application of SFAS 71 for the generation portion of its business effective June 30, 1998. In accordance with SFAS 101, "Regulated Enterprises-Accounting for the Discontinuation of Application of FASB Statement No. 71," impairment tests were performed on the individual generating facilities. These impairment tests used the provisions of SFAS 121, "Accounting For the Impairment of Long-Lived Assets and For Long-Lived Assets to Be Disposed Of." As a result, generation plant assets were written down by $2.357 billion in June 1998.

     The other classes of Electric Utility Plant in Service continue to be subject to SFAS 71 and are carried at historical cost.

     For financial statement purposes, depreciation is being provided over the estimated useful lives of property using a straight-line method. Certain property at the Susquehanna Station was depreciated at an annual rate of $173 million from October 1995 through December 1998, at which point this certain property was fully depreciated. Provisions for depreciation, as a percent of average depreciable property, approximated 3.7% in 1998, and 3.8% in 1997 and 1996.

NUCLEAR DECOMMISSIONING AND FUEL DISPOSAL

     An annual provision for PP&L's share of the future cost to decommission the Susquehanna station, equal to the amount allowed for ratemaking purposes, is charged to depreciation expense. Such amounts are invested in external trust funds which can be used only for future decommissioning costs. See Note 7.

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

PREMIUM ON REACQUIRED LONG-TERM DEBT

     In accordance with SFAS 71, PP&L deferred the premiums and expenses to redeem long-term debt and amortized these costs over the life of the new debt. If no new debt was issued to refinance the retired debt, these costs were amortized over the remaining life of the retired debt. Effective June 30, 1998, losses on reacquired debt attributable to the generation portion of PP&L's business are being expensed as incurred in accordance with SFAS 4, "Reporting Gains and Losses from Extinguishment of Debt."

ACCOUNTING FOR PRICE RISK MANAGEMENT

     PP&L engages in price risk management activities for both energy trading and non-trading activities as defined by EITF 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." During 1998, the commodity instruments used were forward and option contracts that require physical delivery of the commodity. These instruments were reflected in the financial statements using the accrual method of accounting. As of January 1, 1999, PP&L adopted mark-to-market accounting for energy trading contracts, in accordance with EITF 98-10, and gains and losses from changes in market prices will be reflected in Energy Purchases on the Consolidated Statement of Income.

     PP&L will continue to use accrual accounting for physical commodity instruments that qualify as hedges of non-trading activities until it adopts SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" on January 1, 2000. Commodity instruments that qualify as hedges manage exposure to market fluctuations in the price of electricity and fuels needed to produce electricity. In order to qualify as a hedge, the price movements in the commodity derivatives must be highly correlated with the price movements of the underlying hedged commodity. When a hedge relationship is terminated, the gains accrued to date will be included in Energy Purchases when the underlying hedged physical transaction closes; losses accrued will be recognized immediately in Energy Purchases.

     In 1999, PP&L expects to expand its use of commodity instruments to include futures, swaps and financial options. These instruments, which will permit cash settlement, will be recorded at fair value on the Consolidated Balance Sheet. Gains and losses on instruments that qualify as hedges will be recognized in income when the underlying hedged physical transaction closes and will be included in Energy Purchases. Gains and losses related to these transactions, to the extent they are not yet settled in cash, will be reported as Current Assets or Liabilities, in the Consolidated Balance Sheet until recognized in income, until PP&L adopts SFAS 133 on January 1, 2000. Gains and losses on instruments considered trading activities will be recognized currently in Energy Purchases.

     PP&L Resources has utilized a written call option to manage the interest rate on a portion of its outstanding debt. The premium received is being amortized against interest expense over the expected life of the debt.

     PP&L Resources or its subsidiaries also enter into foreign currency exchange contracts to hedge future cash flows for firm transactions and commitments and to hedge economic exposures such as anticipated dividends and projected asset sales or acquisitions when there is a high degree of certainty that the exposure will be realized. Until PP&L Resources adopts SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" on January 1, 2000, market gains and losses are recognized and accounted for in accordance with SFAS 52, "Foreign Currency Translation."

CAPITAL LEASES

     Leased property of PP&L capitalized on the Consolidated Balance Sheet consists solely of nuclear fuel. Future lease payments for nuclear fuel are based on the quantity of electricity produced at the Susquehanna Station. The maximum amount of nuclear fuel available for lease under current arrangements is $200 million.

REVENUES - ELECTRIC AND GAS OPERATIONS

     Electric and gas revenues are recorded based on the amounts of electricity and gas delivered to retail customers through the end of each calendar month. This includes amounts customers will be billed for electricity and gas delivered from the time meters were last read to the end of the month.

     During 1998, PP&L's STAS was zero. This mechanism can be used in the future if needed. The SBRCA expired effective July 1, 1997. The ECR was terminated effective January 1, 1997, and was rolled into base rates. In 1997 and 1998, the PUC authorized PP&L to record undercollected energy costs as a regulatory asset. This regulatory asset was recovered during the restructuring proceeding. See Notes 3 and 4.

INCOME TAXES

     PP&L Resources and its subsidiaries file a consolidated federal income tax return.

     The provision for PP&L's deferred income taxes for regulated assets is based upon the ratemaking principles reflected in rates established by the PUC and FERC. The difference in the provision for deferred income taxes for regulated assets and the amount that otherwise would be recorded under generally accepted accounting principles is deferred and included in taxes recoverable through future rates on the Consolidated Balance Sheet. See Note 6.

     Investment tax credits were deferred when utilized and are amortized over the average lives of the related assets.

PENSION PLAN AND OTHER POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS

     PP&L and Penn Fuel Gas have noncontributory pension plans covering substantially all employees. Subsidiary companies of PP&L formerly engaged in coal mining have a noncontributory pension plan for substantially all non-bargaining, full-time employees. Funding is based upon actuarially determined computations that take into account the amount deductible for income tax purposes and the minimum contribution required under the Employee Retirement Income Security Act of 1974.

     PP&L Global has a non-qualified retirement plan for its corporate officers.

     For information on other postretirement and postemployment benefits, see
Note 12.

CASH EQUIVALENTS

     All highly liquid debt instruments purchased with original maturities of three months or less are considered to be cash equivalents.

COMPREHENSIVE INCOME

     In 1997 the FASB issued SFAS 130, "Reporting Comprehensive Income." This statement required disclosure of "comprehensive income," defined as changes in equity other than from transactions with shareowners. Comprehensive income consists of net income, as well as holding gains and losses of certain assets (such as available-for-sale securities), foreign currency translation adjustments and pensions liability adjustments. The comprehensive income of PP&L Resources and PP&L was not materially different from net income for the years ended December 31, 1998, 1997 and 1996.

STOCK REPURCHASE PROGRAM

     In September 1998, PP&L Resources purchased approximately 17 million shares of its common stock in a self-tender offer. (Refer to Note 9.) These treasury shares are reflected on the December 31, 1998 Consolidated Balance Sheet of PP&L Resources as an offset to common equity under the cost method of accounting.
The cost of the treasury shares was $419 million ($24.50 per share plus transaction costs). Management has no definitive plans for the future use of these shares. These treasury shares are not considered outstanding in calculating earnings per share on the Consolidated Statement of Income of PP&L Resources for the year ended December 31, 1998.

2.   SEGMENT AND RELATED INFORMATION

     Effective December 31, 1998, PP&L Resources adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." PP&L Resources' principal business segment is PP&L, which provides electricity delivery service in eastern and central Pennsylvania, sells retail electricity throughout Pennsylvania, and markets wholesale electricity in 28 states and Canada. PP&L Resources' other reported business segment, PP&L Global, invests in and develops worldwide power projects with the majority of its investments and related revenues as of year-end 1998 located in the U.K., Chile, and El Salvador. PP&L Global's revenue represents equity earnings in investments. Other revenues in the years 1996 and 1997 represent unregulated energy services. In 1998 other revenues represent gas distribution and mechanical contracting and engineering, in addition to unregulated energy services. Financial data for the business segments are as follows (millions of dollars):




1998
----
                                                               OTHER
                                                   PP&L     AND ELIMIN-      PP&L
                                        PP&L      GLOBAL       ATIONS     RESOURCES
                                       -------  --------    ------------  ----------
INCOME STATEMENT DATA:
  Operating revenues                   $3,643      $ 47 (b)         $ 96      $3,786
  Extraordinary items, net of taxes      (948)(a)                               (948)
  Interest expense                        196        22               12         230
  Depreciation and amortization           335                          3         338
  Income taxes                            273        (4)             (10)        259
  Net income (loss)                      (587)       15                3        (569)
BALANCE SHEET DATA:
  Cumulative net investment in
     unconsolidated affiliates             17       671 (b)                      688
  Total assets                          8,838       757               12       9,607
CASH FLOW DATA:
  Property, plant and equipment
     expenditures                         297                          7         304
  Investments in unconsolidated
     affiliates                                     306                          306

(a)  See Note 4 for a detailed explanation of Extraordinary Items.
(b)  Operating revenues were 9.0% of average net investment.



1997
----
                                                       OTHER
                                            PP&L    AND ELIMIN-     PP&L
                                    PP&L   GLOBAL      ATIONS      RESOURCES
                                   ------  -------  -------------  ---------
INCOME STATEMENT DATA:
  Operating revenues               $3,049    $ 32 (a)   $ (4)         $3,077
  Interest expense                    207       8                        215
  Depreciation and amortization       385                                385
  Windfall profits tax                        (37)(b)                    (37)
  Income taxes                        247      (3)        (7)            237
  Net income (loss)                   308     (17)         5             296
BALANCE SHEET DATA:
  Cumulative net investment in
     unconsolidated affiliates         17     360 (a)                    377
  Total assets                      9,472     397       (384)(c)       9,485
CASH FLOW DATA:
  Property, plant and equipment
     expenditures                     310                                310
  Investments in unconsolidated
     affiliates                               152                        152


(a)  Operating revenues were 10.7% of average net investment.
(b) See Note 10 for a detailed explanation regarding the windfall profits tax assessed on PP&L Global.
(c) Primarily represents a consolidating elimination entry for a loan from CEP, a PP&L subsidiary, to PP&L Resources.





1996
----
                                                            OTHER
                                            PP&L         AND ELIMIN-     PP&L
                                    PP&L   GLOBAL          ATIONS      RESOURCES
                                   ------  ------        -----------   ---------
INCOME STATEMENT DATA:
  Operating revenues               $2,911    $ 11 (a)        $  4         $2,926
  Interest expense                    214       6                            220
  Depreciation and amortization       375                     375
  Income taxes                        255      (1)                           254
  Net income (loss)                   329       1              (1)           329
CASH FLOW DATA:
  Property, plant and equipment
     expenditures                     360                                    360
  Investments in unconsolidated
     affiliates                               201                            201

(a)  Operating revenues were 8.6% of average net investment.

3.   PUC RESTRUCTURING PROCEEDING

     In August 1998, the PUC entered a Final Order approving a "Joint Petition for Full Settlement of PP&L's Restructuring Plan and Related Court Proceedings" (Joint Settlement Petition). The following are the major elements of this settlement:

     1. PP&L is permitted to recover $2.97 billion (on a net present value basis) in transition costs over 11 years - i.e., from January 1, 1999 through December 31, 2009. PP&L is permitted a return of 10.86% on the unamortized balance of these transition costs.

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

                       SCHEDULE OF SYSTEM AVERAGE RATES
                                   CENTS/KWH

EFFECTIVE      TRANSMISSION            SHOPPING   GENERATION     TOTAL
 DATE         & DISTRIBUTION   CTC(a)   CREDIT    RATE CAP(b)   RATE(c)
---------     --------------   ------   -------   -----------   -------
Jan. 1, 1999      1.74           1.57     3.81       5.38         7.12
Jan. 1, 2000      1.74           1.55     4.13       5.68         7.42
Jan. 1, 2001      1.74           1.52     4.16       5.68         7.42
Jan. 1, 2002      1.74           1.45     4.23       5.68         7.42
Jan. 1, 2003      1.74           1.41     4.27       5.68         7.42
Jan. 1, 2004      1.74           1.35     4.33       5.68         7.42
Jan. 1, 2005       (d)           1.27     4.41       5.68          (d)
Jan. 1, 2006       (d)           1.27     4.78       6.05          (d)
Jan. 1, 2007       (d)           1.21     4.84       6.05          (d)
Jan. 1, 2008       (d)           1.14     4.91       6.05          (d)
Jan. 1, 2009(e)    (d)           1.03     5.02       6.05          (d)

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

(e)  Effective until December 31, 2009.

     In addition, the settlement resulted in the following schedule for amortization of the transition costs over the transition period:

                              ANNUAL STRANDED COST
                          AMORTIZATION AND RETURN (a)

                                REVENUE EXCLUDING GROSS RECEIPTS TAX
                                --------------------------------------
         ANNUAL       CTC                                      AMORTI-
         SALES       CENTS/      TOTAL         RETURN          ZATION
Year      MWH         KWH        ($000)        ($000)          ($000)
----    ----------   -----      --------      --------        --------
1999    33,108,701    1.57      $497,938      $310,396        $187,542
2000    33,605,332    1.55       498,027       290,796         207,231
2001    34,109,412    1.52       496,671       269,138         227,532
2002    34,621,053    1.45       481,095       245,359         235,736
2003    35,140,369    1.41       473,995       220,722         253,273
2004    35,667,474    1.35       461,682       194,252         267,430
2005    36,202,486    1.27       438,637       166,303         272,334
2006    36,745,524    1.27       447,326       137,841         309,485
2007    37,296,707    1.21       433,106       105,497         327,610
2008    37,856,157    1.14       411,419        71,258         340,161
2009(b) 38,424,000    1.03       377,373        35,708         341,665

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

     In September 1998, the PUC issued an Order which, in part, directed Pennsylvania utilities which are members of PJM, including PP&L, to offer their installed capacity at a price of $19.72 per kilowatt-year (Capacity Order).
PP&L brought an action in the District Court seeking an injunction against the Capacity Order on the basis, among other things, that it attempted to regulate matters within exclusive federal jurisdiction. In October 1998, PP&L entered into a settlement agreement with the PUC under which (i) PP&L will offer to sell capacity credits to EGS's licensed by the PUC at the equivalent of $19.72 per kilowatt-year prior to June 1, 1999 (increasing to $22.41 per kilowatt-year from June 1, 1999 through December 31, 1999) for service to PP&L residential customers; (ii) all PP&L residential customers will be permitted to select an EGS in January 1999; (iii) the PUC will withdraw the Capacity Order as to PP&L; and (iv) PP&L will withdraw its federal court action against the Capacity Order.

4.  ACCOUNTING FOR THE EFFECTS OF CERTAIN TYPES OF REGULATION

     PP&L prepares its financial statements for its regulated operations in accordance with SFAS 71, which requires rate-regulated companies to reflect the effects of regulatory decisions in their financial statements. PP&L has deferred certain costs pursuant to rate actions of the PUC and the FERC and is recovering, or expects to recover, such costs in electric rates charged to customers.

     The EITF has addressed the appropriateness of the continued application of SFAS 71 by entities in states that have enacted restructuring legislation similar to Pennsylvania's Customer Choice Act. The EITF came to a consensus on Issue No. 97-4, "Deregulation of the Pricing of Electricity - Issues Related to the Application of FASB Statements 71 and 101," which concluded that an entity should cease to apply SFAS 71 when a deregulation plan is in place and its terms are known. For PP&L, with respect to the generation portion of its business, this occurred effective June 30, 1998 based upon the outcome of the PUC restructuring proceeding. PP&L has adopted SFAS 101 for the generation side of its business. SFAS 101 requires a determination of impairment of plant assets performed in accordance with SFAS 121, and the elimination of all effects of rate regulation that have been recognized as assets and liabilities under SFAS 71.

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

     Under FERC Order 888, 16 small utilities which had power supply agreements with PP&L signed before July 11, 1994, requested and were provided with PP&L's current estimate of its stranded costs applicable to these customers if they were to terminate their agreements in 1999. Subject to certain conditions, FERC-approved settlement agreements executed with 15 of these customers provide for continued power supply by PP&L through January 2004. As a result of these settlements, PP&L, in the second quarter of 1998, recorded an extraordinary charge in the amount of $56 million.

     The extraordinary items related to the PUC restructuring proceeding and the FERC settlement are reflected on the Statement of Income, net of income taxes.

     Details of amounts written-off in June 1998 are as follows (millions of dollars):

 Impaired generation-related assets                          $2,388
 Above-market NUG contracts                                     854
 Generation-related regulatory assets and other               1,135
                                                             ------
 Total                                                        4,377
 Recoverable transition costs (a)                            (2,819)
                                                             ------
 Extraordinary item pre-tax - PUC                             1,558
                            - FERC                               56
                                                             ------
                                                              1,614
 Tax effects                                                   (666)
                                                             ------
 Extraordinary items                                          $ 948
                                                             ======

(a) Excluding recoveries for nuclear decommissioning and consumer education expenditures.

     PP&L believes that the electric transmission and distribution operations continue to meet the requirements of SFAS 71 and that regulatory assets associated with these operations will continue to be recovered through rates
from customers.    At December 31, 1998, $311 million of regulatory assets,
other than the recoverable transition costs, remain on PP&L's books. These regulatory assets will continue to be recovered through regulated transmission and distribution rates over periods ranging from one to 31 years.

5.  SALES TO OTHER ELECTRIC UTILITIES

     PP&L provided Atlantic with 125,000 kilowatts of capacity (summer rating) and related energy from its wholly owned coal-fired stations. Sales to Atlantic under that agreement expired in March 1998. PP&L provided JCP&L with 378,000 kilowatts of capacity and related energy from all of its generating units during 1998. This amount will decline to 189,000 kilowatts in 1999. The agreement with JCP&L will terminate on December 31, 1999. PP&L expects to be able to resell the returning capacity and energy through its Energy Marketing Center.

     Under a separate agreement, PP&L is providing additional capacity and energy to JCP&L. This capacity and energy increased from 150,000 kilowatts to 200,000 kilowatts in June 1998, and will increase to 300,000 kilowatts in June 1999 through the end of the agreement in May 2004. Prices for this capacity and energy are market-based.

     PP&L provides BG&E with 129,000 kilowatts, or 6.6%, of its share of capacity and related energy from the Susquehanna station. Sales to BG&E will continue through May 2001.

6.  INCOME AND OTHER TAXES

     For 1998, 1997 and 1996, the corporate federal income tax rate was 35%, and the Pa. CNI rate was 9.99%.

     The tax effects of significant temporary differences comprising PP&L Resources' net deferred income tax liability were as follows (millions of dollars):

                                          1998          1997
                                         -------      -------
Deferred tax assets
  Deferred investment tax credits        $   59       $   82
  Non-utility generation contracts
    over market price & buybacks            389
  Accrued pension costs                      99           77
  Contribution in aid of construction        22           19
  Other                                     163           47
  Valuation allowance                        (6)          (6)
                                         ------       ------
                                            726          219
                                         ------       ------
Deferred tax liabilities
  Electric utility plant - net              719        1,755
  Restructuring - CTC                     1,169
  Taxes recoverable through
    Future rates                            100          377
  Reacquired debt costs                      13           43
  Other                                      80           44
                                         ------       ------
                                          2,081        2,219
                                         ------       ------
Net deferred tax liability               $1,355       $2,000
                                         ------       ------

     Details of the components of income tax expense, a reconciliation of federal income taxes derived from statutory tax rates applied to income from continuing operations for accounting purposes, and details of taxes, other than income are as follows (millions of dollars):

INCOME TAX EXPENSE                       1998    1997    1996
                                        ------  ------  ------

 Provision - Federal                    $ 183   $ 162   $ 189
   State                                   64      57      65
                                        -----   -----   -----
                                          247     219     254
                                        -----   -----   -----
 Deferred - Federal                        19      19       5
  State                                     3       9       5
                                        -----   -----   -----
                                           22      28      10
                                        -----   -----   -----
Investment tax credit, net - Federal      (10)    (10)    (10)
                                        -----   -----   -----
                                          259     237     254
                                        -----   -----   -----
Total income tax Expense - Federal        192     171     184
    State                                  67      66      70
                                        -----   -----   -----
                                        $ 259   $ 237   $ 254
                                        -----   -----   -----

Reconciliation of Income Tax Expense
Indicated federal income tax on
    pre-tax income before extraordinary
    item at statutory tax rate - 35%       $ 232   $ 195   $ 213
Increase (decrease) due to:
    State income taxes                        43      40      44
    Flow through of depreciation
      differences not previously
      normalized                               9      22      20
    Amortization of investment
      tax credit                             (10)    (10)    (10)
    Research & experimentation
      income tax credits                      (1)     (1)     (5)
    Other                                    (14)     (9)     (8)
                                           -----   -----   -----
                                              27      42      41
                                           -----   -----   -----
  Total income tax expense                 $ 259   $ 237   $ 254
                                           -----   -----   -----
  Effective income tax rate                 39.1%   42.5%   41.6%
Taxes, Other Than Income
      State gross receipts                 $ 105   $ 104   $ 105
      State utility realty                    41      46      44
      State capital stock                     18      34      34
      Social security and other               24      20      20
                                           -----   -----   -----
                                           $ 188   $ 204   $ 203
                                           -----   -----   -----

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

     Decommissioning costs have been historically charged to operating expense and have been based upon amounts included in customer rates. Beginning in 1998, decommissioning costs have been reclassified as a component of depreciation expense. Decommissioning charges were $12 million in each of the last three years. Beginning in January 1999, in accordance with the PUC's Restructuring Decision, decommissioning costs will be recovered from customers through the CTC over the 11 year life of the CTC rather than the remaining life of Susquehanna. The recovery will include a return on unamortized decommissioning costs.

     Amounts collected from customers for decommissioning, less applicable taxes, are deposited in external trust funds for investment and can be used only for future decommissioning costs. The market value of securities held and accrued income in the trust funds at December 31, 1998 and 1997 aggregated approximately $206 million and $163 million, respectively. The trust funds experienced, on a fair market value basis, a $31 million net gain in 1998, which includes net unrealized appreciation of $26 million, and a net gain in 1997 of $24 million, which includes net unrealized appreciation of $18 million.

The trust fund activity is reflected in the nuclear plant decommissioning trust fund and in other noncurrent liabilities on the Consolidated Balance Sheet. Accrued nuclear decommissioning costs were $209 million and $166 million at December 31, 1998 and 1997, respectively.

     The FASB issued an exposure draft on the accounting for liabilities related to closure and removal of long-lived assets, including decommissioning of nuclear power plants. As a result, current industry accounting practices for decommissioning may change, including the possibility that the estimated cost for decommissioning could be recorded as a liability at the present value of the estimated future cash outflows that will be required to satisfy those obligations. Due to the FASB's recognition that these issues intertwine with other unresolved accounting issues, the FASB has not yet determined when it will issue another exposure draft or a final statement.

8.  FINANCIAL INSTRUMENTS

     As of December 31, 1998, PP&L Resources was party to two foreign exchange contracts: to purchase approximately $27 million with 16 million British pounds sterling (BPS) on March 31, 1999 and to purchase $0.7 million with 359 million Chilean pesos (ChP) on January 22, 1999.

     The carrying amount shown on the Consolidated Balance Sheet and the estimated fair value of PP&L Resources' financial instruments are as follows (millions of dollars):

                                           December 31, 1998  December 31, 1997
                                           -----------------  -----------------
                                           Carrying    Fair   Carrying    Fair
                                            Amount    Value    Amount    Value
                                           ---------  ------  ---------  ------
   ASSETS
          Nuclear plant decommis-
          sioning trust fund (a)              $  206  $  206     $  163  $  163
          Financial investments (a)                1       1         58      62
          Other investments                       11      11         13      13
          Cash and cash equivalents              195     195         50      50
          Other financial instru-
            ments included in
            other current assets                   5       5          3       3
   LIABILITIES
          Preferred stock with sinking
            fund requirements (b)                 47      50         47      49
          Company-obligated mandatorily
            redeemable preferred secur-
            ities of subsidiary trusts
            holding solely company
            debentures (b)                       250     259        250     256
          Long-term debt (b)                   2,984   3,176      2,735   2,895
          Commercial paper and
            bank loans                           636     636        135     135

  (a) The carrying value of these financial instruments generally is based on established market prices and approximates fair value.

  (b) The fair value generally is based on quoted market prices for the securities where available and estimates based on current rates offered to PP&L Resources where quoted market prices are not available.

9.  CREDIT ARRANGEMENTS & FINANCING ACTIVITIES

     PP&L issues commercial paper and, from time to time, borrows from banks to provide short-term funds for PP&L's general corporate purposes. Bank borrowings generally bear interest at rates negotiated at the time of the borrowing. At December 31, 1998, PP&L had $80 million of commercial paper outstanding.

     PP&L Capital Funding, whose purpose is to provide debt funding for PP&L Resources and its subsidiaries other than PP&L, established a commercial paper program in March 1998. As with all PP&L Capital Funding debt, this commercial paper is guaranteed by PP&L Resources. As of December 31, 1998, PP&L Capital Funding had $553 million of commercial paper outstanding. Proceeds from the commercial paper program were primarily used to fund PP&L Resources' common stock tender offer and provide interim financing for PP&L Global's investment activities.

    The weighted average interest rate on short-term borrowings was 6.1% and 6.6% at December 31, 1998 and 1997, respectively, for both PP&L Resources and PP&L.

     In order to ensure liquidity, PP&L and PP&L Capital Funding share a joint facility with a group of banks. This joint facility is comprised of a 364-day revolving credit agreement and a five-year revolving credit agreement. In March 1998, the existing 364-day revolving credit agreement was increased from $150 million to $350 million. This increase, when added to the $300 million five-year revolving credit agreement, brought to $650 million the total amount of revolving credit available to PP&L and PP&L Capital Funding under the joint agreement. In November 1998, PP&L, PP&L Capital Funding and PP&L Resources replaced the existing 364-day facility with an amended and restated 364-day revolving credit agreement terminating in November 1999. The five-year revolving credit agreement expires in 2002. Separately, in July 1998, PP&L Capital Funding entered into five separate $80 million, 364-day credit facilities with five banks. PP&L Resources guarantees all obligations of PP&L Capital Funding under the foregoing facilities. As of December 31, 1998, no borrowings were outstanding under any revolving credit agreements.

     In April 1998, PP&L retired $150 million principal amount of First Mortgage Bonds, 5-1/2% Series that matured at that time.

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

     During 1998, PP&L Capital Funding issued a total of $295 million of medium-term notes with maturities varying from two to seven years. The proceeds of these notes were generally used to reduce commercial paper balances. As of December 31, 1998, $397 million of medium-term notes were outstanding.

     In September 1998, PP&L Resources purchased 17 million shares of its common stock, or approximately 10% of the outstanding shares, from existing shareowners at a price of $24.50 per share through a self tender process. PP&L Resources has authorization from the Board of Directors to purchase another three million shares on the open market or in negotiated transactions. PP&L Resources has not repurchased any shares under this additional authorization.

     In October 1998, Penn Fuel Gas retired $27 million of long-term debt. Of this amount, $20 million of the retired notes had an interest rate of 7.51%, and the remainder had an interest rate of 6.70%. These notes would have required annual installment payments through 2014.

     During 1998, PP&L Resources issued $56 million of common stock through the DRIP and $6 million of common stock through the ESOP.

     Effective with the dividend payable October 1, 1998 to owners of record on September 10, 1998, PP&L Resources' quarterly Common Stock dividend was reduced to $0.25 per share ($1.00 annualized rate) from the previous level of $0.4175 per share ($1.67 annualized rate).

     Declaration of dividends on common stock is made at the discretion of the Board of Directors of PP&L Resources and PP&L. PP&L Resources and PP&L will continue to consider the appropriateness of these dividend levels, taking into account the respective financial positions, results of operations, conditions in the industry and other factors which the respective Boards deem relevant.

     PP&L leases its nuclear fuel from a trust. The maximum financing capacity of the trust under existing credit arrangements is $200 million. As of December 31, 1998, the trust had issued $188 million of commercial paper to support nuclear fuel purchases.

     PP&L Capital Funding registered $400 million of debt securities with the SEC in early January 1999. It is expected these debt securities will be issued from time to time as medium-term notes to provide long-term debt financing for PP&L Resources and its subsidiaries other than PP&L.

     Under the PUC restructuring order of August 27, 1998, PP&L is permitted to issue transition bonds to securitize up to $2.85 billion of its stranded costs. PP&L is planning to pursue such securitization later in 1999. The proceeds are expected to be used by PP&L to retire outstanding debt and to repurchase common stock from PP&L Resources.

10.  WINDFALL PROFITS TAX - PP&L GLOBAL

     In July 1997, the U.K. assessed a windfall profits tax on privatized utilities. SWEB's windfall profits tax was approximately 90 million pounds sterling, or about $148 million. Based on PP&L Global's 25% ownership interest in SWEB at that time, PP&L Resources incurred a one-time charge against earnings of $37 million, or 23 cents per share, in 1997. This charge is included in "Other Income and Deductions." The tax was fully paid.

11.  ACQUISITIONS

     In 1998 PP&L Resources acquired Penn Fuel Gas. The transaction was treated as a purchase for accounting and financial reporting purposes. PP&L Resources issued approximately 5.6 million shares of common stock with a value of approximately $135 million, to acquire all Penn Fuel Gas common and preferred stock. Under the terms of the merger agreement, shareowners of Penn Fuel Gas received 6.968 common shares of PP&L Resources for each common share of Penn Fuel Gas that they owned and 0.682 common shares of PP&L Resources for each preferred share of Penn Fuel Gas that they owned.

     In 1998, PP&L Resources also acquired H.T. Lyons and McClure, mechanical contractor and engineering firms, in cash transactions for amounts that were not material. In January 1999, PP&L Resources announced that it had reached an agreement to acquire McCarl's, another mechanical contractor and engineering firm, in a cash transaction for an amount that is not material. The closing of the acquisition is expected to occur in February 1999.

     In September 1998, PP&L Global announced an agreement to acquire most of Bangor Hydro-Electric Company's generating assets and certain transmission rights. PP&L Global will purchase 100 percent of Bangor Hydro's hydroelectric assets and certain transmission rights, as well as its interest in an oil-fired generation facility, for $89 million. The acquisition has been approved by the Maine Public Utilities Commission, and remains subject to the approval of the FERC as well as certain third-party consents, which are expected in 1999.

     PP&L Global has signed definitive agreements with Montana Power Company, Portland General Electric Company and Puget Sound Energy, Inc. to acquire 13 Montana power plants, with 2,614 MW of generating capacity, for a purchase price of $1.586 billion. The acquisition is subject to several conditions, including the receipt of required state and federal regulatory approvals and third-party consents. In this regard, PacifiCorp, a co-owner of Colstrip Units 3 and 4, has a right of first refusal to purchase a portion of the assets of these units. PP&L Global expects to complete the acquisition by the end of 1999. About 65% of the acquisition cost is expected to be financed on a project credit basis, non-recourse to PP&L Global and PP&L Resources. The balance of the acquisition cost is expected to be financed through a combination of debt and equity issued by PP&L Resources, or with funds that PP&L Resources derives from PP&L's securitization of transition costs. The agreements also provide for PP&L Global's acquisition of related transmission assets for $182 million, subject to certain conditions, including federal regulatory approval.

12. PENSION PLAN AND OTHER POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS

Pension Plan

     PP&L and Penn Fuel Gas have funded, noncontributory defined benefit pension plans covering substantially all employees. Benefits are based upon a participant's earnings and length of participation in the plans, subject to meeting certain minimum requirements.

     PP&L and Penn Fuel Gas have unfunded, supplemental retirement plans for certain management employees. Benefit payments pursuant to these supplemental plans are made directly by PP&L and Penn Fuel Gas, respectively. PP&L and Penn Fuel Gas recently terminated similar nonqualified retirement plans for the benefit of their directors. At December 31, 1998, the projected benefit obligation of these supplemental plans was approximately $29 million for PP&L and Penn Fuel Gas. PP&L Global has established, effective December 1, 1994, a non-qualified retirement plan for its corporate officers. The cost of the Plan was not material in 1998.

     The components of PP&L's net periodic pension cost for the three plans were (millions of dollars):

                                   1998    1997    1996

Service cost-benefits earned
  during the period               $  35   $  32   $  32
Interest cost                        67      64      61
Expected return on plan assets      (86)    (77)    (71)
Net amortization and deferral       (13)    (11)     (7)
                                  -----   -----   -----
Net periodic pension cost         $   3   $   8   $  15
                                  =====   =====   =====

     The net periodic pension cost charged to operating expenses was $2 million in 1998, $5 million in 1997 and $9 million in 1996. The balance was charged to construction and other accounts. The funded status of PP&L's Plan at December 31 was (millions of dollars):

                                                     1998     1997

Change in Plan Assets:
  Fair value of plan assets at beginning of year    $1,396   $1,187
  Actual return on plan assets                         240      254
  Actual expense paid                                   (3)      (3)
  Net benefits paid                                    (42)     (42)
                                                    ------   ------
  Fair value of plan at end of year                  1,591    1,396
                                                    ------   ------
Change in Benefit Obligation
  Net benefit obligation at beginning of year          962      887
  Service cost                                          35       32
  Interest cost                                         66       63
  Plan amendments                                       66
  Actuarial loss                                        70       25
  Special termination benefits                           9
  Actual expense paid                                   (3)      (3)
  Net benefits paid                                    (42)     (42)
                                                    ------   ------
Net benefit obligation at end of year                1,163      962
                                                    ------   ------
Plan assets in excess of projected
  benefit obligation                                   428      434
Unrecognized transition assets (being
  amortized over 23 years)                             (50)     (54)
Unrecognized prior service cost                        115       52
Unrecognized net gain                                 (707)    (636)
                                                    ------   ------
Accrued expense                                     $ (214)  $ (204)
                                                    ======   ======

     The weighted average discount rate used in determining the actuarial present value of projected benefit obligations was 6.25% and 6.75% on December 31, 1998 and 1997, respectively. The rate of increase in future compensation used in determining the actuarial present value of projected benefit obligations was 5.0% on December 31, 1998 and 1997. The assumed long-term rates of return on assets used in determining pension cost in 1998 and 1997 was 8.0%. Plan assets consist primarily of common stocks, government and corporate bonds and temporary cash investments.

     PP&L's subsidiaries formerly engaged in coal mining have a noncontributory defined benefit pension plan covering substantially all non-bargaining unit, full-time employees, which is fully funded and in a separate account managed by an insurance company. This plan was amended to freeze benefit accruals and benefit increases effective June 1996. In addition, the companies are liable under federal and state laws to pay black lung benefits to claimants and dependents with respect to approved claims, and are members of a trust which was established to facilitate payment of such liabilities. Such costs were not material in 1998, 1997 and 1996.

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

     The PUC Decision in 1995 permitted recovery of the PUC-jurisdictional amount of retiree health care costs resulting from the adoption of SFAS 106.
The PUC Decision permitted PP&L to recover, over a period of about 17 years, the amount of SFAS 106 costs deferred. In June 1998, the generation-related portion of these costs were written off as part of the PUC restructuring proceeding and the FERC settlement with 16 small utilities.

     In December 1993, PP&L established a separate VEBA for each of the four health and welfare benefit plans for retirees. After making initial contributions, additional funding of the trusts was deferred pending resolution of PP&L's ability to recover the costs of the plans in rates. Continued funding of these trusts was subject to the resolution of the OCA appeal of the PUC Decision. In 1997, the Pennsylvania Supreme Court ruled that the Commonwealth Court's decision to uphold the PUC Decision was final. In 1998, PP&L contributed an additional $25 million to these VEBAs.

     The following table sets forth the plans' combined funded status reconciled with the amount shown on PP&L's Consolidated Balance Sheet as of December 31 (millions of dollars):

                                                           1998    1997
Change in Benefit Obligation:
  Net benefit obligation at beginning
    of year                                                $ 237    $ 249
   Service cost                                                4        4
   Interest cost                                              16       17
   Plan amendments                                            10
   Actuarial (gain) loss                                      42      (22)
   Net benefits paid                                         (13)     (11)
                                                           -----   ------
  Net benefit obligation at end of year                      296      237
                                                           -----   ------
Change in Plan Assets:
  Fair value of plan assets at
    beginning of year                                         64       31
  Actual return on plan assets                                13        2
  Employer contributions                                      37       42
  Net benefits paid                                          (13)     (11)
                                                           -----   ------
Fair value of plan assets at end of year                     101       64
                                                           -----   ------
Accumulated postretirement benefit obligation
  in excess of plan assets                                   195      173
Unrecognized prior service costs                             (14)      (4)
Unrecognized net loss                                        (44)     (11)
Unrecognized transition obligation (being
  amortized over 20 years)                                  (122)    (131)
                                                           -----   ------
Accrued postretirement benefit cost                        $  15    $  27
                                                           =====   ======

     The net periodic postretirement benefit cost included the following components (millions of dollars):

                                                          1998    1997     1996

Service cost - benefits attributed
  to service during the period                           $   4   $   4    $   4
  Interest cost on accumulated
  postretirement benefit obligation                         16      17       15
Actual return on plan assets                                (4)     (2)      (1)
Net amortization and deferral                                9      10        9
                                                         -----   -----   ------

Net periodic postretirement
  benefit cost                                           $  25   $  29    $  27
                                                         =====   =====   ======

     Retiree health and benefits costs charged to operating expenses were approximately $19 million in 1998, $23 million in 1997, and $20 million in 1996. Costs in excess of the amount charged to expense were charged to construction and other accounts.

     For measurement purposes, an 7.75% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1999; the rate was assumed to decrease gradually to 6% by 2006 and remain at that level thereafter. Increasing the assumed health care cost trend rates by 1% in each year would increase the accumulated postretirement benefit obligation as of December 31, 1998, by about $13 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by about $1 million.

     In determining the accumulated postretirement benefit obligation, the weighted average discount rate used was 6.25% and 6.75% on December 31, 1998 and 1997, respectively. The trusts that are holding the plan assets, except for retiree health care benefits to certain management employees, are tax-exempt. The expected long-term rate of return on plan assets for the tax-exempt trusts was 6.35% and 6.5% on December 31, 1998 and 1997, respectively.

     PP&L and its subsidiaries formerly engaged in coal mining accrued an additional liability for the cost of health care of retired miners previously employed by them. The liability, based on the present value of future benefits, was estimated at $50 million and $51 million as of December 1998 and 1997, respectively. In December 1997, PP&L contributed $25 million to a VEBA to partially fund these health care costs. There were no funding contributions made in 1998.

POSTEMPLOYMENT BENEFITS

     PP&L provides health and life insurance benefits to disabled employees and income benefits to eligible spouses of deceased employees. Postemployment benefits charged to operating expenses were not material.

13.  JOINTLY OWNED FACILITIES

     At December 31, 1998, PP&L or its subsidiary owned undivided interests in the following facilities (millions of dollars):

                                                                       MERRILL
                                       ------GENERATING STATIONS------  CREEK
                                     SUSQUEHANNA  KEYSTONE  CONEMAUGH RESERVOIR
Ownership interest                        90.00%    12.34%     11.39%     8.37%
Electric utility plant in
 service                                 $4,085    $   68     $  103
Other property                                                          $   22
Accumulated depreciation                  3,388        39         45        10
Construction work in progress                53                    1

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

14.  COMMITMENTS AND CONTINGENT LIABILITIES

CONSTRUCTION EXPENDITURES

     PP&L's construction expenditures for the period 1999-2003 are estimated to aggregate $1.8 billion, including AFUDC and capitalized interest. For discussion pertaining to construction expenditures, see

Review of Financial Condition and Results of Operations under the caption "Financial Condition -Capital Expenditure Requirements."

NUCLEAR INSURANCE

     PP&L is a member of certain insurance programs which provide coverage for property damage to members' nuclear generating stations. Facilities at the Susquehanna station are insured against property damage losses up to $2.75 billion under these programs. PP&L is also a member of an insurance program which provides insurance coverage for the cost of replacement power during prolonged outages of nuclear units caused by certain specified conditions. Under the property and replacement power insurance programs, PP&L could be assessed retroactive premiums in the event of the insurers' adverse loss experience. At December 31, 1998, the maximum amount PP&L could be assessed under these programs was about $25 million.

     PP&L's public liability for claims resulting from a nuclear incident at the Susquehanna station is limited to about $9.7 billion under provisions of The Price Anderson Amendments Act of 1988. PP&L is protected against this liability by a combination of commercial insurance and an industry assessment program. In the event of a nuclear incident at any of the reactors covered by The Price Anderson Amendments Act of 1988, PP&L could be assessed up to $168 million per incident, payable at a rate of $20 million per year, plus an additional 5% surcharge, if applicable.

ENVIRONMENTAL MATTERS

     Air
     ---

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

     Under the Clean Air Act, the EPA has been studying the health effects of hazardous air emissions from power plants and other sources, in order to determine whether those emissions should be regulated. Recently, the EPA released a technical report of its findings to date. The EPA concluded that mercury is the power plant air toxic of greatest concern, but that more evaluation is needed before it can determine whether regulation of air toxics from fossil fuel plants is necessary. EPA is now seeking mercury and chlorine sampling and other data from electric generating units including PP&L's. In addition, the EPA has announced a new enforcement initiative against older coal-fired plants. Several of PP&L's coal-fired plants could fall into this category. These EPA initiatives could result in compliance costs for PP&L in amounts which are not now determinable but which could be material.

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

     Water and Residual Waste
     ------------------------

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

     Capital expenditures through the year 2003 to correct groundwater degradation at fossil-fueled generating stations, and to address waste water control at PP&L facilities are included in the table of construction expenditures in the section entitled "Financial Condition - Capital Expenditure Requirements" in the Review of the Financial Condition and Results of Operations. In this regard, PP&L currently estimates that $5.5 million of additional capital expenditures may be required in the next four years to close some of the ash basins and address other ash basin issues at various generating plants. Additional capital expenditures could be required beyond the year 2003 in amounts which are not now determinable but which could be material. Actions taken to correct groundwater degradation, to comply with the DEP's regulations and to address waste water control are also expected to result in increased operating costs in amounts which are not now determinable but which could be material.

     Superfund and Other Remediation
     -------------------------------

     In 1995, PP&L entered into a consent order with the DEP to address a number of sites where PP&L may be liable for remediation of contamination. This may include potential PCB contamination at certain PP&L substations and pole sites; potential contamination at a number of coal gas manufacturing facilities formerly owned and operated by PP&L; and oil or other contamination which may exist at some of PP&L's former generating facilities. As of December 31, 1998, PP&L has completed work on slightly more than half of the sites included in the consent order.

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

     At December 31, 1998, PP&L had accrued approximately $6 million and Penn Fuel Gas had accrued $15 million, representing the respective amounts PP&L and Penn Fuel Gas can reasonably estimate they will have to spend to remediate sites involving the removal of hazardous or toxic substances, including those covered by each company's consent orders mentioned above. Future cleanup or remediation work at sites currently under review, or at sites not currently identified, may result in material additional operating costs for PP&L or Penn Fuel Gas, which neither company can estimate at this time. In addition, certain federal and state statutes, including Superfund and the Pennsylvania Hazardous Sites Cleanup Act, empower certain governmental agencies, such as the EPA and the DEP, to seek compensation from the responsible parties for the lost value of damaged natural resources. The EPA and the DEP may file such compensation claims against the parties, including PP&L or Penn Fuel Gas, held responsible for cleanup of such sites. Such natural resource damage claims against PP&L or Penn Fuel Gas could result in material additional liabilities.

     General
     -------

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

LOAN GUARANTEES OF AFFILIATED COMPANIES

     At December 31, 1998, PP&L provided a guarantee in the amount of $12 million in support of one of its subsidiaries.

     PP&L Resources also provides certain guarantees for its subsidiaries. Specifically, PP&L Resources guarantees all of the debt of PP&L Capital Funding. As of December 31, 1998, PP&L Resources guaranteed $397 million of medium-term notes and $552 million of commercial paper issued by PP&L Capital Funding. PP&L Resources also provided $13 million of loan guarantees to a PP&L Global subsidiary in the fourth quarter of 1998. Also in the fourth quarter, PP&L Resources guaranteed $19 million of notes of North Penn Gas Co., a subsidiary of Penn Fuel Gas. Additionally, PP&L Resources has guaranteed certain obligations of PP&L EnergyPlus for up to $31 million under power purchase and sales agreements.

Source of Labor Supply

     As of December 31, 1998, PP&L Resources and its subsidiaries had approximately 7,600 employees, including 6,344 full-time PP&L employees. Approximately 65 percent of PP&L's full-time employees are represented by the IBEW. PP&L reached a new labor agreement with the IBEW in 1998. This agreement expires in May 2002.

15.  New Accounting Standards

     In February 1998, the FASB issued SFAS 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which is effective for fiscal years beginning after December 15, 1997. The adoption of this statement did not have a material impact on the financial statements of PP&L Resources or PP&L.

     In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 also expanded the definition of a derivative to include most commodity contracts that require physical delivery. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. PP&L Resources and its subsidiaries intend to adopt this statement as of January 1, 2000. The impact of the adoption of this statement on the net income of PP&L Resources and PP&L is not yet determinable but may be material.

     In November 1998, the EITF reached a consensus on EITF Issue 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." For purposes of Issue 98-10, energy trading activities refer to energy contracts entered into with the objective of generating profits on or from exposure to shifts or changes in market prices, and risk management activities refer to energy contracts that are designated as, and effective as, hedges of nontrading activities. Effective January 1, 1999, EITF Issue 98-10 requires that companies "mark to market" (that is, record the fair value of the contracts on the balance sheet, with gains and losses reflected in earnings) energy contracts that constitute energy trading activities. Energy contracts that are hedges of nontrading activities should continue to be accounted for in accordance with a company's existing hedge accounting policies. PP&L Resources and PP&L will continue, until the adoption of SFAS 133, to use accrual accounting for contracts that are hedges of nontrading activities. PP&L Resources and PP&L adopted EITF 98-10 on January 1, 1999 and expect to recognize an after-tax credit to income of approximately $6.0 million as an offset to energy purchases.

                              PP&L Resources, Inc
                                  PP&L, INC.

         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


                      Column A                         Column B                  Column C                  Column D        Column E
----------------------------------------------------  ----------                 ---------                -----------     ----------

                                                                                                          Deductions
                                                                                 Additions                   from
                                                        Balance    ----------------------------------      Reserves -
                                                          at                                Charged        Losses or      Balance at
                                                      Beginning       Charged              to Other        Expenses         End of
Description                                           of Period      to Income             Accounts       Applicable        Period
---------------------------------------------------- -----------   ------------           -----------   -------------      ---------

                                                                                       (Millions of Dollars)
Year Ended December 31, 1998
----------------------------------------------------

Reserves deducted from assets in
  the Balance Sheet
    Uncollectible accounts..........................         $16            $24                               $24              $16
    Obsolete inventory - Materials and supplies.....                         12                                 1               11

Year Ended December 31, 1997
----------------------------------------------------

Reserves deducted from assets in
  the Balance Sheet
    Uncollectible accounts..........................          25             17                                26               16

Year Ended December 31, 1996
----------------------------------------------------

Reserves deducted from assets in
  the Balance Sheet
    Uncollectible accounts..........................          35             20                                30               25
    Obsolete inventory - Materials and supplies.....          15                                               15

QUARTERLY FINANCIAL, COMMON STOCK PRICE AND DIVIDEND DATA (UNAUDITED) PP&L Resources, Inc. and Subsidiaries
(Millions of Dollars, except per share data)


                                                                              For the Quarters Ended (a)
                                                   MARCH 31              JUNE 30                  SEPT. 30               DEC. 31
                        1998
Operating revenues.............................     $     880               $   838                 $  1,166              $     902
Operating income...............................           236                   148                      262                    181
Net income before extraordinary items..........           101                    54                      136                     88
Net income.....................................           101                  (894)                     136                     88
Earnings per common share (b)..................          0.60                 (5.34)                    0.81                   0.56
Dividends declared per common share (c)........        0.4175                0.4175                     0.25                   0.25
Price per common share
  High.........................................        24-1/4                24-3/8                   26-3/8               28-15/16
  Low..........................................      21-11/16                20-7/8                       22               24-15/16

                        1997
Operating revenues.............................     $     795               $   693                 $    792              $     797
Operating income...............................           264                   166                      201                    169
Net income before extraordinary items..........           117                    65                       42                     72
Net income.....................................           117                    65                       42                     72
Earnings per common share (b)..................          0.72                  0.39                     0.25                   0.44
Dividends declared per common share (c)........        0.4175                0.4175                   0.4175                 0.4175
Price per common share
  High.........................................            24                20-7/8                  23-1/16                 24-1/4
  Low..........................................            20                    19                  19-7/16                     20

(a)  PP&L's electric utility business is seasonal in nature with peak sales periods generally occurring in the winter months. In addition earnings in several quarters were affected by several one-time adjustments. Accordingly, comparisons among quarters of a year may not be indicative of overall trends and changes in operations. In addition, PP&L Resources' second quarter results of 1998 include an after-tax charge of $948 million. See Note 4.
(b)  The sum of the quarterly amounts may not equal annual earnings per share due to changes in the number of common shares outstanding during the year or rounding.
(c)  PP&L Resources has paid quarterly cash dividends on its common stock in every year since 1946. The dividends paid per share in
     1997 were $1.67 and in 1998 were $1.50. The most recent regular quarterly dividend paid by PP&L Resources was 25 cents per share (equivalent to $1.00 per annum) paid January 1, 1999. Future dividends will be dependent upon future earnings, financial requirements and other factors.

QUARTERLY FINANCIAL DATA (UNAUDITED)
PP&L, Inc. and Subsidiaries
(Millions of Dollars)
                                                                            For the Quarters Ended (a)
                                                 MARCH 31              JUNE 30                  SEPT. 30               DEC. 31
                          1998
Operating revenues...........................     $     861               $   818                 $  1,131              $     833
Operating income.............................           231                   143                      259                    168
Net income before extraordinary items........           109                    63                      137                    100
Net income...................................           109                  (885)                     137                    100
Earnings available to PP&L Resources.........            97                  (897)                     125                     88

                          1997
Operating revenues...........................     $     785               $   686                 $    778              $     800
Operating income.............................           258                   163                      191                    178
Net income before extraordinary items........           120                    70                       81                     77
Net income...................................           120                    70                       81                     77
Earnings available to PP&L Resources.........           113                    61                       69                     65

(a)  PP&L's electric utility business is seasonal in nature with peak sales periods generally occurring in the winter months.
     Accordingly, comparisons among quarters of a year may not be indicative of overall trends and changes in operations. In addition, PP&L's second quarter results of 1998 include an after-tax charge of $948 million. See Note 4.


                     ITEM 9. CHANGES IN AND DISAGREEMENTS
                        WITH ACCOUNTANTS ON ACCOUNTING
                           AND FINANCIAL DISCLOSURE
                           ------------------------

None.

                                   PART III
                                   --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

     Information for this item concerning directors of PP&L Resources will be set forth in the sections entitled "Nominees for Directors" and "Directors Continuing in Office" in PP&L Resources' 1999 Notice of Annual Meeting and Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 1998, and which information is incorporated herein by reference. Information required by this item concerning the executive officers of PP&L Resources is set forth at the end of Part I of this report.

     Information for this item concerning directors of PP&L will be set forth in the sections entitled "Nominees for Directors" and "Directors Continuing in Office" in PP&L's 1999 Notice of Annual Meeting and Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 1998, and which information is incorporated herein by reference. Information required by this item concerning the executive officers of PP&L is set forth at the end of Part I of this report.


                        ITEM 11. EXECUTIVE COMPENSATION
                        -------------------------------

     Information for this item for PP&L Resources will be set forth in the sections entitled "Compensation of Directors," "Summary Compensation Table" and "Retirement Plans for Executive Officers" in PP&L Resources' 1999 Notice of Annual Meeting and Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 1998, and which information is incorporated herein by reference.

     Information for this item for PP&L will be set forth in the sections entitled "Compensation of Directors," "Summary Compensation Table" and "Retirement Plans for Executive Officers" in PP&L's 1999 Notice of Annual Meeting and Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 1998, and which information is incorporated herein by reference.


                    ITEM 12. SECURITY OWNERSHIP OF CERTAIN
                       BENEFICIAL OWNERS AND MANAGEMENT
                       --------------------------------


     Information for this item for PP&L Resources will be set forth in the section entitled "Stock Ownership" in PP&L

Resources' 1999 Notice of Annual Meeting and Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 1998, and which information is incorporated herein by reference.

     Information for this item for PP&L will be set forth in the section entitled "Stock Ownership" in PP&L's 1999 Notice of Annual Meeting and Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 1998, and which information is incorporated herein by reference.


            ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
            -------------------------------------------------------


     Information for this item for PP&L Resources will be set forth in the section entitled "Certain Transactions Involving Directors or Executive Officers" in PP&L Resources' 1999 Notice of Annual Meeting and Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 1998, and which information is incorporated herein by reference.

     Information for this item for PP&L will be set forth in the section entitled "Certain Transactions Involving Directors or Executive Officers" in PP&L's 1999 Notice of Annual Meeting and Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 1998, and which information is incorporated herein by reference.

                                    PART IV
                                    -------

                    ITEM 14.  EXHIBITS, FINANCIAL STATEMENT
                      SCHEDULES, AND REPORTS ON FORM 8-K
                      ----------------------------------

(a)  The following documents are filed as part of this report:

  1.  Financial Statements - included in response to Item 8.

     PP&L RESOURCES, INC.
      Report of Independent Accountants
      Consolidated Statement of Income for each of the Three
       Years Ended December 31, 1998, 1997 and 1996
      Consolidated Statement of Cash Flows for each of the Three Years Ended December 31, 1998,
       1997 and 1996
      Consolidated Balance Sheet at December 31, 1998
       and 1997
      Consolidated Statement of Shareowners' Common Equity for each of the Three Years Ended December 31,
       1998, 1997 and 1996
      Consolidated Statement of Preferred Stock at
       December 31, 1998 and 1997
      Consolidated Statement of Company-Obligated
       Mandatorily Redeemable Securities at
       December 31, 1998 and 1997
      Consolidated Statement of Long-Term Debt at
       December 31, 1998 and 1997
      Notes to Financial Statements

     PP&L, INC.
      Report of Independent Accountants
      Consolidated Statement of Income for each of the
       Three Years Ended December 31, 1998, 1997 and 1996
      Consolidated Statement of Cash Flows for each of the Three Years Ended December 31, 1998, 1997 and 1996
      Consolidated Balance Sheet at December 31, 1998
       and 1997
      Consolidated Statement of Shareowner's Common Equity for each of the Three Years Ended December 31, 1998,
       1997 and 1996
      Consolidated Statement of Preferred Stock at
       December 31, 1998 and 1997
      Consolidated Statement of Company-Obligated
       Mandatorily Redeemable Securities at
       December 31, 1998 and 1997
      Consolidated Statement of Long-Term Debt at
       December 31, 1998 and 1997
      Notes to Financial Statements


  2.  Supplementary Data and Supplemental Financial Statement
      Schedule - included in response to Item 8.

      Schedule II - Valuation and Qualifying Accounts and
                    Reserves for the Three Years Ended
                    December 31, 1998

      All other schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or notes thereto.

  3.  Exhibits

      Exhibit Index on page 107.

(b)  Reports on Form 8-K:

     The following Reports on Form 8-K were filed during the three months ended December 31, 1998:

     Report dated October 2, 1998
     ----------------------------

     Item 5.  Other Events

     Information regarding PP&L Global's acquisition of generating assets and transmission resources of Bangor Hydro-Electric Company.

     Report dated October 19, 1998
     -----------------------------

     Item 5.  Other Events

     Information regarding PP&L Resources' projected earnings for 1998 through 2000.

     Report dated November 2, 1998
     -----------------------------

     Item 5.  Other Events

     Information regarding PP&L Global's acquisition of Montana generation assets.

                      SHAREOWNER AND INVESTOR INFORMATION
                      ----------------------------------


ANNUAL MEETINGS: The annual meetings of shareowners of PP&L Resources and PP&L are held each year on the fourth Friday of April. The 1999 annual meetings will be held on Friday, April 23, 1999, at Lehigh University's Stabler Arena, at the Goodman Campus Complex located in Lower Saucon Township, outside Bethlehem, PA.

PROXY MATERIAL: A proxy statement and notice of PP&L Resources' and PP&L's annual meetings are mailed to all shareowners of record as of February 26, 1999.

DIVIDENDS: The 1999 dates for consideration of the declaration of dividends on PP&L Resources common stock and PP&L preferred stock by the board of directors or its finance committee are February 26, May 28, August 27 and November 19. Subject to the declaration, such dividends are paid on the first day of April, July, October and January. Dividend checks are mailed in advance of those dates with the intention that they arrive as close as possible to the payment dates. The 1999 record dates for dividends are expected to be the 10th day of March, June, September and December.

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

SHAREOWNER NEWS: an easy-to-read newsletter containing current items of interest to shareowners -- published and mailed at the beginning of each quarter.

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

     Another part of this service is an enhanced Internet home page (www.pplresources.com). Shareowners can access PP&L Resources' Securities and Exchange Commission filings, stock quotes and historical performance. Visitors to our website can provide their E-mail address and indicate their desire to receive future earnings or news releases automatically.

INVESTOR SERVICES: For any questions you have or additional information you require about PP&L Resources and its subsidiaries, please call the Shareowner Information Line, or write to:

     George I. Kline
     Manager-Investor Services
     PP&L Resources, Inc.
     Two North Ninth Street
     Allentown, PA   18101

INTERNET ACCESS: For updated information throughout the year, check out our home page at http://www.pplresources.com. You may also contact Investor Services via E-mail at invserv@papl.com.

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
  (Code:  PPLPRC)
                              MORTGAGE BOND TRUSTEE
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

                                  SIGNATURES
                                  ----------

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                PP&L RESOURCES, INC.
                --------------------
                  (Registrant)

                   PP&L, INC.
                   ----------
                  (Registrant)


By /S/ William F. Hecht
----------------------------------------
William F. Hecht - Chairman, President
           and Chief Executive
           Officer (PP&L Resources,
           Inc. and PP&L, Inc.)

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                                                        TITLE
                                                        -----
By /S/ William F. Hecht                           Principal Executive
---------------------------------------            Officer and Director
William F. Hecht - Chairman, President
           and Chief Executive
           Officer (PP&L Resources,
           Inc. and PP&L, Inc.)


By /S/ John R. Biggar                             Principal Financial
----------------------------------------           Officer
John R. Biggar - Senior Vice President
         and Chief Financial Officer
         (PP&L Resources, Inc.
         and PP&L, Inc.)


By /S/ Joseph J. McCabe                           Principal Accounting
----------------------------------------           Officer
Joseph J. McCabe - Vice President and
           Controller(PP&L Resources,
           Inc. and PP&L, Inc.)

Frederick M. Bernthal  Stuart Heydt
E. Allen Deaver        Frank A. Long              Directors
William J. Flood       Norman Robertson
Elmer D. Gates         Marilyn Ware



By /S/ William F. Hecht
----------------------------------------
William F. Hecht, Attorney-in-fact                Date: March 3, 1999

                                 EXHIBIT INDEX

     The following Exhibits indicated by an asterisk preceding the Exhibit number are filed herewith. The balance of the Exhibits have heretofore been filed with the Commission and pursuant to Rule 12(b)-32 are incorporated herein by reference. Exhibits indicated by a are filed or listed pursuant to Item 601(b)(10)(iii) of Regulation S-K.



     3(a)-1    -    Articles of Incorporation of PP&L Resources, Inc. (Exhibit B
                    to Proxy Statement of PP&L and Prospectus of Resources, dated March 9, 1995)

     3(a)-2    -    Restated Articles of Incorporation of PP&L, Inc. (Exhibit A
                    to Proxy Statement of PP&L and Prospectus of Resources, dated March 9, 1995)

     3(a)-3    -    Articles of Amendment of PP&L, Inc., dated September 12,
                    1997 (Exhibit 3(a)-3 to PP&L's Form 10-K Report (File No. 1-
                    905) for the year ended December 31, 1997)

     3(b)-1    -    By-laws of PP&L Resources, Inc. (Exhibit 3(ii)(a) to PP&L
                    Resources' Form 10-Q Report (File No. 1-905) for the quarter ended September 30, 1998)

     3(b)-2    -    By-laws of PP&L, Inc. (Exhibit 3(ii)(b) to PP&L's Form 10-Q
                    Report (File No. 1-905) for the quarter ended September 30,
                    1998)

     *4(a)-1   -    Amended and Restated Employee Stock Ownership Plan,
                    effective January 1, 1998

     *4(a)-2   -    Amendment No. 1 to said Employee Stock Ownership Plan,
                    effective January 1, 1998

     *4(a)-3   -    Amendment No. 2 to said Employee Stock Ownership Plan,
                    effective December 1, 1998

     4(b)-1    -    Mortgage and Deed of Trust, dated as of October 1, 1945,
                    between PP&L and Guaranty Trust Company of New York, as
                    Trustee (now Bankers Trust Company, as successor Trustee)
                    (Exhibit 2(a)-4 to Registration Statement No. 2-60291)

     4(b)-2    -    Supplement, dated as of July 1, 1954, to said Mortgage and
                    Deed of Trust (Exhibit 2(b)-5 to Registration Statement No.
                    219255)

     4(b)-3    -    Supplement, dated as of October 1, 1989, to said Mortgage
                    and Deed of Trust (Exhibit 4(a) to PP&L's Form 8-K Report
                    (File No. 1-905) dated November 6, 1989)

     4(b)-4    -    Supplement, dated as of July 1, 1991, to said Mortgage and
                    Deed of Trust (Exhibit 4(a) to PP&L's Form 8-K Report (File
                    No. 1-905) dated July 29, 1991)

     4(b)-5    -    Supplement, dated as of May 1, 1992, to said Mortgage and
                    Deed of Trust (Exhibit 4(a) to PP&L's Form 8-K Report (File
                    No. 1-905) dated June 1, 1992)

     4(b)-6    -    Supplement, dated as of November 1, 1992, to said Mortgage and Deed of Trust (Exhibit 4(b)-29 to PP&L's Form 10-K
                    Report (File 1-905) for the year ended December 31, 1992)

     4(b)-7    -    Supplement, dated as of February 1, 1993, to said Mortgage and Deed of Trust (Exhibit 4(a) to PP&L's Form 8-K Report
                    (File No. 1-905) dated February 16, 1993)

     4(b)-8    -    Supplement, dated as of April 1, 1993, to said Mortgage and
                    Deed of Trust (Exhibit 4(a) to PP&L's Form 8-K Report (File
                    No. 1-905) dated April 30, 1993)

     4(b)-9    -    Supplement, dated as of June 1, 1993, to said Mortgage and
                    Deed of Trust (Exhibit 4(a) to PP&L's Form 8-K Report (File
                    No. 1-905) dated July 7, 1993)

     4(b)-10   -    Supplement, dated as of October 1, 1993, to said Mortgage
                    and Deed of Trust (Exhibit 4(a) to PP&L's Form 8-K Report
                    (File No. 1-905) dated October 29, 1993)

     4(b)-11   -    Supplement, dated as of February 15, 1994, to said Mortgage and Deed of Trust (Exhibit 4(a) to PP&L's Form 8-K Report
                    (File No. 1-905) dated March 11, 1994)

     4(b)-12   -    Supplement, dated as of March 1, 1994, to said Mortgage and
                    Deed of Trust (Exhibit 4(b) to PP&L's Form 8-K Report (File
                    No. 1-905) dated March 11, 1994)

     4(b)-13   -    Supplement, dated as of March 15, 1994, to said Mortgage and
                    Deed of Trust (Exhibit 4(a) to PP&L's Form 8-K Report (File
                    No. 1-905) dated March 30, 1994)

     4(b)-14   -    Supplement, dated as of September 1, 1994, to said Mortgage and Deed of Trust (Exhibit 4(a) to PP&L's Form 8-K (File No.
                    1-905) dated October 3, 1994)

     4(b)-15   -    Supplement, dated as of October 1, 1994, to said Mortgage
                    and Deed of Trust (Exhibit 4(a) to PP&L's Form 8-K Report
                    (File No. 1-905) dated October 3, 1994)

     4(b)-16   -    Supplement, dated as of August 1, 1995, to said Mortgage and
                    Deed of Trust (Exhibit 6(a) to PP&L's Form 10-Q Report (File
                    No. 1-905) for the quarter ended September 30, 1995)

     4(b)-17   -    Supplement, dated as of April 1, 1997 to said Mortgage and
                    Deed of Trust (Exhibit 4(b)-17 to PP&L's Form 10-K Report
                    (File No. 1-905) for the year ended December 31, 1997)

     4(b)-18   -    Supplement, dated as of May 5, 1998, to said Mortgage and
                    Deed of Trust (Exhibit 4.3 to PP&L's Form 8-K Report (File
                    No. I-905) dated May 1, 1998)

     4(c)-1    -    Indenture, dated as of November 1, 1997, among PP&L
                    Resources, Inc., PP&L Capital Funding, Inc. and The Chase
                    Manhattan Bank as Trustee (Exhibit 4.1 to PP&L's 8-K (File
                    No. 1-905) dated November 12, 1997)

     4(c)-2    -    Supplement, dated as of November 1, 1997, to said Indenture
                    (Exhibit 4.2 to PP&L's 8-K (File No. 1-905) dated November
                    12, 1997)

     4(d)-1    -    Junior Subordinated Indenture, dated as of April 1, 1997,
                    between PP&L, Inc. and The Chase Manhattan Bank, as Trustee
                    (Exhibit 4.1 to Registration Statement No. 333-20661)

     4(d)-2    -    Amended and Restated Trust Agreement, dated as of April 8,
                    1997, among PP&L, Inc., The Chase Manhattan Bank, as
                    Property Trustee, Chase Manhattan Bank (Delaware), as
                    Delaware Trustee, and John R. Biggar and James E. Abel, as
                    Administrative Trustees (Exhibit 4.4 to Registration
                    Statement No. 333-20661)

     4(d)-3    -    Guarantee Agreement, dated as of April 8, 1997, between
                    PP&L, Inc. and The Chase Manhattan Bank, as Trustee (Exhibit
                    4.6 to Registration Statement No. 333-20661)

     4(e)-1    -    Amended and Restated Trust Agreement, dated as of June 13,
                    1997, among PP&L, Inc., The Chase Manhattan Bank, as
                    Property Trustee, Chase Manhattan Bank (Delaware), as
                    Delaware Trustee, and John R. Biggar and James E. Abel, as
                    Administrative Trustees (Exhibit 4.4 to Registration
                    Statement No. 333-27773)

     4(e)-2    -    Guarantee Agreement, dated as of June 13, 1997, between
                    PP&L, Inc. and The Chase Manhattan Bank, as Trustee (Exhibit
                    4.6 to Registration Statement No. 333-27773)

     *10(a)    -    Amended and Restated 364-Day Revolving Credit Agreement,
                    dated as of November 19, 1998, among PP&L, Inc., PP&L
                    Capital Funding, Inc. and PP&L Resources, Inc. and the banks named therein

     10(b)     -    Five-Year Revolving Credit Agreement, dated as of November
                    20, 1997, among PP&L, Inc., PP&L Capital Funding, Inc. and
                    PP&L Resources, Inc. and the banks named therein (Exhibit
                    10(b) to PP&L's Form 10-K Report (File No. 1-905) for the year ended December 31, 1997)

     *10(c)    -    Credit Agreement and Guarantee, dated as of July 8, 1998,
                    among PP&L Resources, Inc., PP&L Capital Funding, Inc., and
                    The Chase Manhattan Bank

     *10(d)    -    Credit Agreement and Guarantee, dated as of July 8, 1998,
                    among PP&L Resources, Inc., PP&L Capital Funding, Inc. and
                    Citibank, N.A.

     *10(e)    -    Credit Agreement and Guarantee, dated as of July 8, 1998,
                    among PP&L Resources, Inc., PP&L Capital Funding, Inc. and
                    First Union National Bank

     *10(f)    -    Credit Agreement and Guarantee, dated as of July 8, 1998,
                    among PP&L Resources, Inc., PP&L Capital Funding Inc. and
                    Mellon Bank, N.A.

     *10(g)    -    Credit Agreement and Guarantee, dated as of July 8, 1998,
                    among PP&L Resources, Inc., PP&L Capital Funding, Inc. and
                    NationsBank, N.A.

     10(h)     -    Pollution Control Facilities Agreement, dated as of May 1,
                    1973, between PP&L, Inc. and the Lehigh County Industrial
                    Development Authority (Exhibit 5(z) to Registration
                    Statement No. 2-60834)

     *10(i)    -    Amended and Restated Operating Agreement of the PJM
                    Interconnection, L.L.C., dated October 15, 1998

     10(j)-1   -    Capacity and Energy Sales Agreement, dated March 9, 1984,
                    between PP&L, Inc. and Jersey Central Power & Light Company
                    (Exhibit l0(f)-3 to PP&L's Form 10-K Report (File No. 1-905)
                    for the year ended December 31, 1984)

     10(j)-2   -    First Supplement, effective February 28, 1986, to said
                    Capacity and Energy Sales Agreement (Exhibit 10(e)-4 to
                    PP&L's Form 10-K Report (File No. 1-905) for the year ended
                    December 31, 1986)

     10(j)-3   -    Second Supplement, effective January 1, 1987, to said
                    Capacity and Energy Sales Agreement (Exhibit 10(g)-3 to
                    PP&L's Form 10-K Report (File No. 1-905) for the year ended
                    December 31, 1989)

     10(j)-4   -    Amendments to Exhibit A, effective October 1, 1987, to said
                    Capacity and Energy Sales Agreement (Exhibit 10(e)-6 to
                    PP&L's Form 10-K Report (File No. 1-905) for the year ended
                    December 31, 1987)

     10(j)-5   -    Third Supplement, effective December 1, 1988, to said
                    Capacity and Energy Sales Agreement (Exhibit 10(g)-5 to
                    PP&L's Form 10-K Report (File No. 1-905) for the year ended
                    December 31, 1989)

     10(j)-6   -    Fourth Supplement, effective December 1, 1988, to said
                    Capacity and Energy Sales Agreement (Exhibit 10(g)-6 to
                    PP&L's Form 10-K Report (File No. 1-905) for the year ended
                    December 31, 1989)

     10(k)-1   -    Capacity and Energy Sales Agreement, dated January 28, 1988, between PP&L, Inc. and Baltimore Gas and Electric Company
                    (Exhibit 10(e)-7 to PP&L's Form 10-K Report (File No. 1-905)
                    for the year ended December 31, 1987)

     10(k)-2   -    First Supplement, effective November 1, 1988, to said
                    Capacity and Energy Sales Agreement (Exhibit 10(i)-2 to
                    PP&L's Form 10-K Report (File No. 1-905) for the year ended
                    December 31, 1989)

     10(k)-3   -    Second Supplement, effective June 1, 1989, to said Capacity and Energy Sales Agreement (Exhibit 10(i)-3 to PP&L's Form
                    10-K Report (File No. 1-905) for the year ended December 31,
                    1989)

     10(k)-4   -    Third Supplement, effective June 1, 1991, to said Capacity and Energy Sales Agreement (Exhibit 10(g)-4 to PP&L's Form
                    10-K Report (File No. 1-905) for the year ended December 31,
                    1991)

     10(k)-5   -    Fourth Supplement, effective June 1, 1992, to said Capacity and Energy Sales Agreement (Exhibit 10(h)-5 to PP&L's Form
                    10-K Report (File No. 1-905) for the year ended December 31,
                    1997)

     10(k)-6   -  Fifth Supplement, effective July 15, 1993, to said Capacity and Energy Sales Agreement (Exhibit 10(h)-6 to PP&L's Form 10-
                  K Report (File No. 1-905) for the year ended December 31,
                  1997)

     10(k)-7   -  Sixth Supplement, effective June 1, 1993, to said Capacity and
                  Energy Sales Agreement (Exhibit 10(h)-7 to PP&L's Form 10-K
                  Report (File No. 1-905) for the year ended December 31, 1997)

    *10(l) Amended and Restated Directors Deferred Compensation Plan, effective January 1, 1998

    *10(m)-1 Amended and Restated Officers Deferred Compensation Plan, effective January 1, 1998

    *10(m)-2 Amendment No. 1 to said Officers Deferred Compensation Plan, effective September 14, 1998

    *10(n)-1 Amended and Restated Supplemental Executive Retirement Plan, effective January 1, 1998

    *10(n)-2 Amendment No. 1 to said Supplemental Executive Retirement Plan, effective September 1, 1998

     10(o)-1 Amended and Restated Incentive Compensation Plan, effective January 1, 1995 (Exhibit D to Proxy Statement of PP&L and Prospectus of Resources, dated March 9, 1995)

     10(o)-2   -  Amendment No. 1 to said Amended and Restated Incentive
                  Compensation Plan, effective April 27, 1995 (Exhibit 10(m)-2 to PP&L's Form 10-K Report (File No. 1-905) for the year ended
                  December 31, 1995)

     10(o)-3   -  Amendment No. 2 to said Amended and Restated Incentive
                  Compensation Plan, effective January 1, 1996 (Exhibit 10(o)-3 to PP&L's Form 10-K Report (File No. 1-905) for the year ended
                  December 31, 1996)

    10(o)-4   -   Amendment No. 3 to said Amended and Restated Incentive
                  Compensation Plan, effective January 1, 1997 (Exhibit 10(o)-4 to PP&L, Inc.'s Form 10-K Report (File No. 1-905) for the year ended December 31, 1996)

    10(p)     -   Description of Executive Incentive Compensation Award Program
                  (Exhibit 10(p) to PP&L's Form 10-K Report (File No. 1-905) for the year ended December 31, 1996)/1/

   *10(q)     -   Terry H. Hunt Employment Agreement, dated as of October 1,
                  1998, among PP&L Resources, Inc., Terry H. Hunt and Penn Fuel
                  Gas, Inc.

    10(r)     -   Form of Severance Agreement entered into between PP&L
                  Resources and Officers (Exhibit 10 to PP&L Resources' Form 10-
                  Q Report (File No. 1-905) for the quarter ended June 30, 1998)

    10(s)     -   Nuclear Fuel Lease, dated as of February 1, 1982, between
                  PP&L, as lessee, and Newton I. Waldman, not in his individual capacity, but solely as Cotrustee of the Pennsylvania Power &
                  Light Energy Trust, as lessor (Exhibit 10(g) to PP&L's Form
                  10-K Report (File No. 1-905) for the year ended December 31,
                  1981)

    10(t)-1   -   Asset Purchase Agreement between PP&L Global, Inc. and The
                  Montana Power Company (Exhibit 10(a) to PP&L Resources' Form
                  10-Q Report (File No. 1-905) for the quarter ended September
                  30, 1998)

    10(t)-2   -   Equity Contribution Agreement among PP&L Resources, Inc., PP&L
                  Global Inc. and The Montana Power Company (Exhibit 10(b) to
                  PP&L Resources' Form 10-Q Report (File No. 1-905) for the quarter ended September 30, 1998)

    10(u)-1   -   Asset Purchase Agreement between PP&L Global, Inc. and
                  Portland General Electric Company (Exhibit 10(c) to PP&L
                  Resources' Form 10-Q Report (File No. 1-905) for the quarter ended September 30, 1998)
-------------------
/1/ This description is provided pursuant to 17 C.F.R.(S)229.601(b)(10)(iii)(A).

     10(u)-2   -    Equity Contribution Agreement among PP&L Resources, Inc.,
                    PP&L Global, Inc. and Portland General Electric Company
                    (Exhibit 10(d) to PP&L's Form 10-Q Report (File No. 1-905)
                    for the quarter ended September 30, 1998)

     10(v)-1   -    Asset Purchase Agreement between PP&L Global, Inc. and Puget
                    Sound Energy, Inc. (Exhibit 10(e) to PP&L's Form 10-Q Report
                    (File No. 1-905) for the quarter ended September 30, 1998)

     10(v)-2   -    Equity contribution Agreement among PP&L Resources, Inc.,
                    PP&L Global, Inc. and Puget Sound Energy, Inc. (Exhibit
                    10(f) to PP&L's Form 10-Q Report (File No. 1-905) for the quarter ended September 30, 1998)

     *10(w)-1  -    Asset Purchase Agreement, dated as of September 25, 1998
                    among PP&L Global, Inc., Penobscot Hydro Co., Inc., and
                    Bangor Hydro-Electric Company

     *10(w)-2  -    Equity Contribution Agreement, dated as of September 25,
                    1998, among PP&L Global, Inc., PP&L Resources, Inc.,
                    Penobscot Hydro Co., Inc. and Bangor Hydro-Electric Company

     *12(a)    -    PP&L Resources, Inc. and Subsidiaries Computation of Ratio
                    of Earnings to Fixed Charges

     *23       -    Consent of PricewaterhouseCoopers LLP

     *24       -    Power of Attorney

     *27       -    Financial Data Schedule