Form 10-K405/A
period 1999-12-31
PPL CORP
filed 2000-06-28
CIK 922224

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                                  FORM 10-K/A
                                Amendment No. 1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]
    For the fiscal year ended December 31, 1999

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]
    For the transition period from _________ to ___________

   Commission File      Registrant; State of Incorporation;      IRS Employer
        Number          Address and Telephone Number          Identification No.
        ------          ----------------------------          ------------------

        1-11459         PPL Corporation                         23-2758192
                        (Exact name of Registrant as
                        specified in its charter)
                        (Pennsylvania)
                        Two North Ninth Street
                        Allentown, PA  18101
                        (610) 774-5151

Securities registered pursuant to Section 12(b) of the Act:

                                         Name of each exchange on
Title of each class                          which registered
-------------------                      ------------------------

Common Stock of PPL Corporation          New York & Philadelphia
                                         Stock Exchanges


Preferred Stock of PPL Electric
Utilities Corporation
    4-1/2%                               New York & Philadelphia Stock Exchanges
    3.35% Series                         Philadelphia Stock Exchange
    4.40% Series                         New York & Philadelphia Stock Exchanges
    4.60% Series                         Philadelphia Stock Exchange

Company-Obligated Mandatorily
Redeemable Securities of PPL Electric
Utilities Corporation
    8.20% Series ($25 stated value)(a)   New York Stock Exchange
    8.10% Series ($25 stated value)(b)   New York Stock Exchange

(a) Issued by PP&L Capital Trust and guaranteed by PPL Electric Utilities Corporation
(b) Issued by PP&L Capital Trust II and guaranteed by PPL Electric Utilities Corporation

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                  PPL Corporation                     [ X ]

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

PPL Corporation                           Yes   X        No _____
                                              -----

As of January 31, 2000, PPL Corporation had 143,696,625 shares of its $.01 par value Common Stock outstanding, excluding 30,993,637 shares held as treasury stock. The aggregate market value of these common shares (based upon the average of the high and low price of these shares on the New York Stock Exchange on that date) held by non-affiliates was $3,309,512,895.

PPL Corporation held all 102,230,382 outstanding common shares, no par value, of PPL Electric Utilities Corporation, excluding 55,070,000 shares held as treasury stock. The aggregate market value of the voting preferred stock held by non-affiliates of PPL Electric Utilities Corporation at January 31, 2000 was $76,378,445.

                     Documents incorporated by reference:

Registrant has incorporated herein by reference certain sections of PPL Corporation's 2000 Notice of Annual Meeting and Proxy Statement, which was filed with the Securities and Exchange Commission not later than 120 days after December 31, 1999. Such Statements provided the information required by Part III of this Report.

The undersigned registrant, PPL Corporation, hereby amends the following item of its Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (Form 10-K), as set forth below:

                                    PART IV
                                    -------

                    ITEM 14.  EXHIBITS, FINANCIAL STATEMENT
                      SCHEDULES, AND REPORTS ON FORM 8-K
                      ----------------------------------

Item 14(a) of the Form 10-K is hereby amended as Amendment No. 1 and restated in its entirety as set forth below. The amended items are indicated by an asterisk.

(a) The following documents are filed as part of this report:

     1.  Financial Statements -included in response to Item 8.

         PPL Corporation
           Report of Independent Accountants
           Consolidated Statement of Income for each of the Three
               Years Ended December 31, 1999, 1998 and 1997
           Consolidated Statement of Cash Flows for each of the Three Years Ended December 31, 1999,
               1998 and 1997
           Consolidated Balance Sheet at December 31, 1999
               and 1998
           Consolidated Statement of Shareowners' Common Equity for each of the Three Years Ended December 31, 1999, 1998 and 1997
           Consolidated Statement of Preferred Stock at
               December 31, 1999 and 1998
           Consolidated Statement of Company-Obligated
               Mandatorily Redeemable Securities at
               December 31, 1999 and 1998
           Consolidated Statement of Long-Term Debt at
               December 31, 1999 and 1998
           Notes to Financial Statements

         PPL Electric Utilities Corporation
           Report of Independent Accountants
           Consolidated Statement of Income for each of the
               Three Years Ended December 31, 1999, 1998 and 1997
           Consolidated Statement of Cash Flows for each of the Three Years Ended December 31, 1999, 1998 and 1997
           Consolidated Balance Sheet at December 31, 1999
               and 1998
           Consolidated Statement of Shareowner's Common Equity for each of the Three Years Ended December 31, 1999, 1998 and 1997
           Consolidated Statement of Preferred Stock at
               December 31, 1999 and 1998
           Consolidated Statement of Company-Obligated
               Mandatorily Redeemable Securities at
               December 31, 1999 and 1998
           Consolidated Statement of Long-Term Debt at
               December 31, 1999 and 1998
           Notes to Financial Statements

     2.   Supplementary Data and Supplemental Financial Statement
          Schedule - included in response to Item 8.

          *Financial Statements of Subsidiary Not Consolidated, Southern Investments UK plc and Subsidiaries - Included as Exhibit 99.

              Southern Investments UK plc
                Management's Report
                Report of Independent Public Accountants
                Consolidated Statements of Income for each of the
                   Three Years Ended March 31, 2000, 1999, and 1998
                Consolidated Statements of Changes in Stockholder's Equity
                   for each of the Three Years Ended March 31, 2000,
                   1999 and 1998
                Consolidated Statements of Cash Flows for each of
                   the Three Years Ended March 31, 2000, 1999, and 1998
                Consolidated Balance Sheets at March 31, 2000 and 1999 Notes to the Consolidated Financial Statements

          Schedule II - Valuation and Qualifying Accounts and
                             Reserves for the Three Years Ended
                             December 31, 1999

          All other schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or notes thereto.

     3.   Exhibits

          Exhibit Index on page 76.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  PPL Corporation
                                  ---------------
                                    (Registrant)



                      By:  /s/  Joseph J. McCabe
                           ------------------------------
                                Joseph J. McCabe
                           Vice President and Controller
                           (principal accounting officer)
                               (PPL Corporation)


Date: June 28, 2000

The exhibits list pertaining to PPL Corporation contained on pages 76 -82 of the Form 10-K, provided pursuant to Item 14(c) of Regulation S-K is hereby amended as Amendment No. 1 and restated in its entirety as set forth below:

(c) Exhibits.


                                 EXHIBIT INDEX

The following Exhibits indicated by an asterisk preceding the Exhibit number are filed herewith. Exhibits identified by a double asterisk (**) were previously filed with the Form 10-K. Exhibits indicated by a . are filed or listed pursuant to item 601(b)(10)(iii) of Regulation S-K.

     3(a)-1         -    Articles of Incorporation of PP&L Resources, Inc.
                         (Exhibit B to Proxy Statement of PP&L and Prospectus of
                         PP&L Resources, dated March 9, 1995)

     3(a)-2         -    Amended and Restated Articles of PP&L, Inc. (Exhibit
                         3(i) to PP&L's Form 10-Q Report (File No. 1-905) for the quarter ended March 31, 1999)

     3(b)-1         -    By-laws of PP&L Resources, Inc. (Exhibit 3(ii)(a) to
                         PP&L Resources' Form 10-Q Report (File No. 1-905) for the quarter ended September 30, 1998)

     3(b)-2         -    By-laws of PP&L, Inc. (Exhibit 3(ii)(b) to PP&L's Form
                         10-Q Report (File No. 1-905) for the quarter ended
                         September 30, 1998)

     4(a)-1         -    Amended and Restated Employee Stock Ownership Plan,
                         effective January 1, 1998 (Exhibit 4(a)-1 to PP&L
                         Resources' Form 10-K Report (File No. 1-905) for the year ended December 31, 1998)

     4(a)-2         -    Amendment No. 1 to said Employee Stock Ownership Plan,
                         effective January 1, 1998 (Exhibit 4(a)-2 to PP&L
                         Resources' Form 10-K Report (File No. 1-905) for the year ended December 31, 1998)

     4(a)-3         -    Amendment No. 2 to said Employee Stock Ownership Plan,
                         effective December 1, 1998 (Exhibit 4(a)-3 to PP&L
                         Resources' Form 10-K Report (File No. 1-905) for the year ended December 31, 1998)


     **4(a)-4       -    Amendment No. 3 to said Employee Stock Ownership Plan,
                         effective September 14, 1998

     **4(a)-5       -    Amendment No. 4 to said Employee Stock Ownership Plan,
                         effective January 1, 1999

     **4(a)-6       -    Amendment No. 5 to said Employee Stock Ownership Plan,
                         dated June 2, 1999

     4(b)-1         -    Mortgage and Deed of Trust, dated as of October 1,
                         1945, between PP&L and Guaranty Trust Company of New
                         York, as Trustee (now Bankers Trust Company, as successor Trustee) (Exhibit 2(a)-4 to Registration
                         Statement No. 2-60291)

     4(b)-2         -    Supplement, dated as of July 1, 1954, to said Mortgage
                         and Deed of Trust (Exhibit 2(b)-5 to Registration
                         Statement No. 219255)

     4(b)-3         -    Supplement, dated as of October 1, 1989, to said
                         Mortgage and Deed of Trust (Exhibit 4(a) to PP&L's Form
                         8-K Report (File No. 1-905) dated November 6, 1989)

     4(b)-4         -    Supplement, dated as of July 1, 1991, to said Mortgage
                         and Deed of Trust (Exhibit 4(a) to PP&L's Form 8-K
                         Report (File No. 1-905) dated July 29, 1991)

     4(b)-5         -    Supplement, dated as of May 1, 1992, to said Mortgage
                         and Deed of Trust (Exhibit 4(a) to PP&L's Form 8-K
                         Report (File No. 1-905) dated June 1, 1992)

     4(b)-6         -    Supplement, dated as of November 1, 1992, to said
                         Mortgage and Deed of Trust (Exhibit 4(b)-29 to PP&L's
                         Form 10-K Report (File 1-905) for the year ended
                         December 31, 1992)

     4(b)-7         -    Supplement, dated as of February 1, 1993, to said
                         Mortgage and Deed of Trust (Exhibit 4(a) to PP&L's Form
                         8-K Report (File No. 1-905) dated February 16, 1993)

     4(b)-8         -    Supplement, dated as of April 1, 1993, to said Mortgage
                         and Deed of Trust (Exhibit 4(a) to PP&L's Form 8-K
                         Report (File No. 1-905) dated April 30, 1993)

     4(b)-9         -    Supplement, dated as of June 1, 1993, to said Mortgage
                         and Deed of Trust (Exhibit 4(a) to PP&L's Form 8-K
                         Report (File No. 1-905) dated July 7, 1993)

     4(b)-10        -    Supplement, dated as of October 1, 1993, to said
                         Mortgage and Deed of Trust (Exhibit 4(a) to PP&L's Form
                         8-K Report (File No. 1-905) dated October 29, 1993)

     4(b)-11        -    Supplement, dated as of February 15, 1994, to said
                         Mortgage and Deed of Trust (Exhibit 4(a) to PP&L's Form
                         8-K Report (File No. 1-905) dated March 11, 1994)

     4(b)-12        -    Supplement, dated as of March 1, 1994, to said Mortgage
                         and Deed of Trust (Exhibit 4(b) to PP&L's Form 8-K
                         Report (File No. 1-905) dated March 11, 1994)

     4(b)-13        -    Supplement, dated as of March 15, 1994, to said
                         Mortgage and Deed of Trust (Exhibit 4(a) to PP&L's Form
                         8-K Report (File No. 1-905) dated March 30, 1994)

     4(b)-14        -    Supplement, dated as of September 1, 1994, to said
                         Mortgage and Deed of Trust (Exhibit 4(a) to PP&L's Form
                         8-K (File No. 1-905) dated October 3, 1994)

     4(b)-15        -    Supplement, dated as of October 1, 1994, to said
                         Mortgage and Deed of Trust (Exhibit 4(a) to PP&L's Form
                         8-K Report (File No. 1-905) dated October 3, 1994)

     4(b)-16        -    Supplement, dated as of August 1, 1995, to said
                         Mortgage and Deed of Trust (Exhibit 6(a) to PP&L's Form
                         10-Q Report (File No. 1-905) for the quarter ended
                         September 30, 1995)

     4(b)-17        -    Supplement, dated as of April 1, 1997 to said Mortgage
                         and Deed of Trust (Exhibit 4(b)-17 to PP&L's Form 10-K
                         Report (File No. 1-905) for the year ended December 31,
                         1997)

     4(b)-18        -    Supplement, dated as of May 5, 1998, to said Mortgage
                         and Deed of Trust (Exhibit 4.3 to PP&L's Form 8-K
                         Report (File No. I-905) dated May 1, 1998)

     **4(b)-19      -    Supplement, dated as of June 1, 1999, to said Mortgage
                         and Deed of Trust

     4(c)-1         -    Indenture, dated as of November 1, 1997, among PP&L
                         Resources, Inc., PP&L Capital Funding, Inc. and The
                         Chase Manhattan Bank, as Trustee (Exhibit 4.1 to PP&L
                         Resources' 8-K Report (File No. 1-905) dated November
                         12, 1997)

     4(c)-2         -    Supplement, dated as of November 1, 1997, to said
                         Indenture (Exhibit 4.2 to PP&L Resources' 8-K Report
                         (File No. 1-905) dated November 12, 1997)

     4(c)-3         -    Supplement, dated as of March 1, 1999, to said
                         Indenture (Exhibit 4.3 to Registration Statement Nos.
                         333-87847, 333-87847-01 and 333-87847-02)

     **4(c)-4       -    Supplement, dated as of October 1, 1999, to said
                         Indenture

     4(d)-1         -    Junior Subordinated Indenture, dated as of April 1,
                         1997, between PP&L, Inc. and The Chase Manhattan Bank, as Trustee (Exhibit 4.1 to Registration Statement No.
                         333-20661)

     4(d)-2         -    Amended and Restated Trust Agreement, dated as of April
                         8, 1997, among PP&L, Inc., The Chase Manhattan Bank, as
                         Property Trustee, Chase Manhattan Bank (Delaware), as
                         Delaware Trustee, and John R. Biggar and James E. Abel, as Administrative Trustees (Exhibit 4.4 to Registration
                         Statement No. 333-20661)

     4(d)-3         -    Guarantee Agreement, dated as of April 8, 1997, between
                         PP&L, Inc. and The Chase Manhattan Bank, as Trustee
                         (Exhibit 4.6 to Registration Statement No. 333-20661)

     4(e)-1         -    Amended and Restated Trust Agreement, dated as of June
                         13, 1997, among PP&L, Inc., The Chase Manhattan Bank, as Property Trustee, Chase Manhattan Bank (Delaware), as Delaware Trustee, and John R. Biggar and James E.
                         Abel, as Administrative Trustees (Exhibit 4.4 to
                         Registration Statement No. 333-27773)

     4(e)-2         -    Guarantee Agreement, dated as of June 13, 1997, between
                         PP&L, Inc. and The Chase Manhattan Bank, as Trustee
                         (Exhibit 4.6 to Registration Statement No. 333-27773)

     10(a)          -    Amended and Restated 364-Day Revolving Credit
                         Agreement, dated as of July 1, 1999, among PP&L, Inc.,
                         PP&L Capital Funding, Inc., PP&L Resources, Inc. and the banks named therein (Exhibit 10 to PP&L Resources'
                         Form 10-Q Report (File No. 1-905) for the quarter ended
                         June 30, 1999)

     10(b)          -    Five-Year Revolving Credit Agreement, dated as of
                         November 20, 1997, among PP&L, Inc., PP&L Capital
                         Funding, Inc., PP&L Resources, Inc. and the banks named
                         therein (Exhibit 10(b) to PP&L Resources' Form 10-K
                         Report (File No. 1-905) for the year ended December 31,
                         1997)

     **10(b)-1      -    Amendment No. 1 to said Five-Year Revolving Credit
                         Agreement

     10(c)          -    Pollution Control Facilities Agreement, dated as of May
                         1, 1973, between PP&L, Inc. and the Lehigh County
                         Industrial Development Authority (Exhibit 5(z) to
                         Registration Statement No. 2-60834)

     **10(d)        -    Amended and Restated Operating Agreement of the PJM
                         Interconnection, L.L.C., dated September 3, 1999

     10(e)-1        -    Capacity and Energy Sales Agreement, dated March 9,
                         1984, between PP&L, Inc. and Jersey Central Power &
                         Light Company (Exhibit l0(f)-3 to PP&L's Form 10-K
                         Report (File No. 1-905) for the year ended December 31,
                         1984)

     10(e)-2        -    First Supplement, effective February 28, 1986, to said
                         Capacity and Energy Sales Agreement (Exhibit 10(e)-4 to
                         PP&L's Form 10-K Report (File No. 1-905) for the year ended December 31, 1986)

     10(e)-3        -    Second Supplement, effective January 1, 1987, to said
                         Capacity and Energy Sales Agreement (Exhibit 10(g)-3 to
                         PP&L's Form 10-K Report (File No. 1-905) for the year ended December 31, 1989)

     10(e)-4        -    Amendments to Exhibit A, effective October 1, 1987, to
                         said Capacity and Energy Sales Agreement (Exhibit 10
                         (e)-6 to PP&L's Form 10-K Report (File No. 1-905) for the year ended December 31, 1987)

     10(e)-5        -    Third Supplement, effective December 1, 1988, to said
                         Capacity and Energy Sales Agreement (Exhibit 10(g)-5 to
                         PP&L's Form 10-K Report (File No. 1-905) for the year ended December 31, 1989)

     10(e)-6        -    Fourth Supplement, effective December 1, 1988, to said
                         Capacity and Energy Sales Agreement (Exhibit 10(g)-6 to
                         PP&L's Form 10-K Report (File No. 1-905) for the year ended December 31, 1989)

     10(f)-1        -    Capacity and Energy Sales Agreement, dated January 28,
                         1988, between PP&L, Inc. and Baltimore Gas and Electric
                         Company (Exhibit 10(e)-7 to PP&L's Form 10-K Report
                         (File No. 1-905) for the year ended December 31, 1987)

     10(f)-2        -    First Supplement, effective November 1, 1988, to said
                         Capacity and Energy Sales Agreement (Exhibit 10(i)-2 to
                         PP&L's Form 10-K Report (File No. 1-905) for the year ended December 31, 1989)

     10(f)-3        -    Second Supplement, effective June 1, 1989, to said
                         Capacity and Energy Sales Agreement (Exhibit 10(i)-3 to
                         PP&L's Form 10-K Report (File No. 1-905) for the year ended December 31, 1989)

     10(f)-4        -    Third Supplement, effective June 1, 1991, to said
                         Capacity and Energy Sales Agreement (Exhibit 10(g)-4 to
                         PP&L's Form 10-K Report (File No. 1-905) for the year ended December 31, 1991)

     10(f)-5        -    Fourth Supplement, effective June 1, 1992, to said
                         Capacity and Energy Sales Agreement (Exhibit 10(h)-5 to
                         PP&L's Form 10-K Report (File No. 1-905) for the year ended December 31, 1997)

     10(f)-6        -    Fifth Supplement, effective July 15, 1993, to said
                         Capacity and Energy Sales Agreement (Exhibit 10(h)-6 to
                         PP&L's Form 10-K Report (File No. 1-905) for the year ended December 31, 1997)

     10(f)-7        -    Sixth Supplement, effective June 1, 1993, to said
                         Capacity and Energy Sales Agreement (Exhibit 10(h)-7 to
                         PP&L's Form 10-K Report (File No. 1-905) for the year ended December 31, 1997)

     **10(g)        -    Capacity and Energy Sales Agreement, dated May 25,
                         1999, between PP&L, Inc. and UGI Utilities, Inc.

     .10(h)         -    Amended and Restated Directors Deferred Compensation
                         Plan, effective January 1, 1998 (Exhibit 10(l) to PP&L
                         Resources' Form 10-K Report (File No. 1-905) for the year ended December 31, 1998)

     .10(i)-1       -    Amended and Restated Officers Deferred Compensation
                         Plan, effective January 1, 1998 (Exhibit 10(m)-1 to
                         PP&L Resources' Form 10-K Report (File No. 1-905) for the year ended December 31, 1998)

     .10(i)-2       -    Amendment No. 1 to said Officers Deferred Compensation
                         Plan, effective September 1, 1998 (Exhibit 10(m)-2 to
                         PP&L Resources' Form 10-K Report (File No. 1-905) for the year ended December 31, 1998)

     .10(j)-1       -    Amended and Restated Supplemental Executive Retirement
                         Plan, effective January 1, 1998 (Exhibit 10(n)-1 to
                         PP&L Resources' Form 10-K Report (File No. 1-905) for the year ended December 31, 1998)

     .10(j)-2       -    Amendment No. 1 to said Supplemental Executive
                         Retirement Plan, effective September 1, 1998 (Exhibit
                         10(n)-2 to PP&L Resources' Form 10-K Report (File No.
                         1-905) for the year ended December 31, 1998)

     **10(j)-3      -    Amendment No. 2 to said Supplemental Executive
                         Retirement Plan, effective July 1, 1999

     .10(k)-1       -    Amended and Restated Incentive Compensation Plan,
                         effective January 1, 1999 (Schedule A to Proxy
                         Statement of PP&L Resources, dated March 12, 1999)

    **.10(k)-2      -    Amendment No. 1 to said Amended and Restated Incentive
                         Compensation Plan, effective January 1, 1999

     .10(l)         -    Short-Term Incentive Plan (Schedule B to Proxy
                         Statement of PP&L Resources, dated March 12, 1999)

     .10(m)         -    Terry H. Hunt Employment Agreement, dated as of October
                         1, 1998, among PP&L Resources, Inc., Terry H. Hunt and
                         Penn Fuel Gas, Inc. (Exhibit 10(q) to PP&L Resources'
                         Form 10-K Report (File No. 1-905) for the year ended
                         December 31, 1998)

     **.10(n)       -    Form of Severance Agreement entered into between PP&L
                         Resources and Officers (Exhibit 10 to PP&L Resources'
                         Form 10-Q Report (File No. 1-905) for the quarter ended
                         June 30, 1998)

     10(o)          -    Nuclear Fuel Lease, dated as of February 1, 1982,
                         between PP&L, as lessee, and Newton I. Waldman, not in his individual capacity, but solely as Cotrustee of the Pennsylvania Power & Light Energy Trust, as lessor
                         (Exhibit 10(g) to PP&L's Form 10-K Report (File No. 1-
                         905) for the year ended December 31, 1981)

     10(p)-1        -    Asset Purchase Agreement between PP&L Global, Inc. and
                         the Montana Power Company (Exhibit 10(a) to PP&L
                         Resources' Form 10-Q Report (File No. 1-905) for the quarter ended September 30, 1998)

     10(p)-2        -    Equity Contribution Agreement among PP&L Resources,
                         Inc., PP&L Global Inc. and the Montana Power Company
                         (Exhibit 10(b) to PP&L Resources' Form 10-Q Report
                         (File No. 1-905) for the quarter ended September 30,
                         1998)

     10(q)-1        -    Asset Purchase Agreement between PP&L Global, Inc. and
                         Portland General Electric Company (Exhibit 10(c) to
                         PP&L Resources' Form 10-Q Report (File No. 1-905) for the quarter ended September 30, 1998)

     10(q)-2        -    Equity Contribution Agreement among PP&L Resources,
                         Inc., PP&L Global, Inc. and Portland General Electric
                         Company (Exhibit 10(d) to PP&L Resources' Form 10-Q
                         Report (File No. 1-905) for the quarter ended September
                         30, 1998)

     10(r)-1        -    Asset Purchase Agreement between PP&L Global, Inc. and
                         Puget Sound Energy, Inc. (Exhibit 10(e) to PP&L
                         Resources' Form 10-Q Report (File No. 1-905) for the quarter ended September 30, 1998)

     10(r)-2        -    Equity Contribution Agreement among PP&L Resources,
                         Inc., PP&L Global, Inc. and Puget Sound Energy, Inc.
                         (Exhibit 10(f) to PP&L Resources' Form 10-Q Report
                         (File No. 1-905) for the quarter ended September 30,
                         1998)

     10(s)-1        -    Asset Purchase Agreement among PP&L Global, Inc.,
                         Penobscot Hydro Co., Inc. and Bangor Hydro-Electric
                         Company (Exhibit 10(w)-1 to PP&L Resources' 10-K Report for the year ended December 31, 1998)

     10(s)-2        -    Equity Contribution Agreement, among PP&L Global, Inc.,
                         PP&L Resources, Inc., Penobscot Hydro Co., Inc. and
                         Bangor Hydro-Electric Company (Exhibit 10(w)-2 to PP&L
                         Resources' 10-K Report for the year ended December 31,
                         1998)

     **12(a)        -    PPL Corporation and Subsidiaries Computation of Ratio
                         of Earnings to Fixed Charges

     **12(b)        -    PPL Electric Utilities Corporation and Subsidiaries
                         Computation of Ratio of Earnings to Fixed Charges

     **23(a)        -    Consent of PricewaterhouseCoopers LLP

     *23(b)         -    Consent of Arthur Andersen

     **24           -    Power of Attorney

     **27           -    Financial Data Schedule

     *99            -    Financial Statements