Form 10-Q
period 2000-06-30
PPL CORP
filed 2000-08-14
CIK 922224

                                 UNITED STATES
                      Securities and Exchange Commission
                             Washington, DC  20549

                                   Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the quarterly period ended  June 30, 2000
                                    -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period from _______________ to _________________


 Commission File     Registrant; State of Incorporation;       IRS Employer
      Number             Address; and Telephone No.         Identification No.
------------------   -----------------------------------    ------------------
     1-11459         PPL CORPORATION                             23-2758192
                     (Pennsylvania)
                     Two North Ninth Street
                     Allentown, PA  18101-1179
                     (610) 774-5151

      1-905          PPL ELECTRIC UTILITIES CORPORATION          23-0959590
                     (Pennsylvania)
                     Two North Ninth Street
                     Allentown, PA  18101-1179
                     (610) 774-5151

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

PPL Corporation                   Yes       X            No
                                      ---------------        -----------------

PPL Electric Utilities Corporation
                                  Yes       X            No
                                      ---------------        -----------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

PPL Corporation                       Common stock, $.01 par value,
                                      144,633,835 shares outstanding at
                                      July 31, 2000, excluding
                                      30,993,637 shares held as treasury
                                      stock
PPL Electric Utilities Corporation    Common stock, no par value,
                                      102,230,382 shares outstanding and
                                      all held by PPL Corporation at
                                      July 31, 2000, excluding
                                      55,070,000 shares held as
                                      treasury stock

                     (THIS PAGE LEFT BLANK INTENTIONALLY.)

                                PPL CORPORATION
                                      AND
                       PPL ELECTRIC UTILITIES CORPORATION
                       ----------------------------------

                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 2000
                      -----------------------------------

                               Table of Contents
                               -----------------


                                                                    Page
                                                                    ----

GLOSSARY OF TERMS AND ABBREVIATIONS

FORWARD-LOOKING INFORMATION                                          1

PART I.  FINANCIAL INFORMATION

   PPL CORPORATION AND SUBSIDIARIES

      Item 1. Financial Statements

           Consolidated Statement of Income                           3

           Consolidated Statement of Cash Flows                       4

           Consolidated Balance Sheet                                 5

           Consolidated Statement of Shareowners' Common Equity       7

           Notes to Consolidated Financial Statements                 8

      Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations          19

      Item 3. Quantitative and Qualitative Disclosures
              About Market Risk                                      31

   PPL ELECTRIC UTILITIES CORPORATION AND SUBSIDIARIES

      Item 1. Financial Statements

           Consolidated Statement of Income                          33

           Consolidated Statement of Cash Flows                      34

           Consolidated Balance Sheet                                35

           Consolidated Statement of Shareowner's Common Equity      37

           Notes to Consolidated Financial Statements                38

      Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations          43

      Item 3. Quantitative and Qualitative Disclosures
              About Market Risk                                      54

PART II. OTHER INFORMATION

      Item 1. Legal Proceedings                                      55

      Item 4. Submission of Matters to a Vote of Security Holders    56

      Item 6. Exhibit and Reports on Form 8-K                        57

SIGNATURES                                                           58

COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES                    59

                      GLOSSARY OF TERMS AND ABBREVIATIONS


CEMAR - Companhia Energetica do Maranhao, a PPL Global subsidiary which distributes electricity in Brazil.

CLEAN AIR ACT (Federal Clean Air Act Amendments of 1990) - legislation enacted to address certain environmental issues including acid rain, ozone and toxic air emissions.

CUSTOMER CHOICE ACT - (Pennsylvania Electricity Generation Customer Choice and Competition Act) - legislation enacted to restructure the state's electric utility industry to create retail access to a competitive market for generation of electricity.

DELSUR - Distribuidora Electricidad del Sur S.A., an electric distribution company in El Salvador, a majority of which is owned by EC.

DEP - Pennsylvania Department of Environmental Protection.

DRIP - Dividend reinvestment plan.

EMEL/EC - Empresas Emel, S.A., a Chilean electric distribution holding company, and Electricidad de Centroamerica, S.A. de C.V, an El Salvadoran holding company and the majority owner of Del Sur. EC is jointly owned by PPL Global and Emel.

ENERGY MARKETING CENTER - business unit responsible for marketing and trading wholesale energy. Effective July 1, 2000, the Energy Marketing Center is part of PPL EnergyPlus.

EPA - Environmental Protection Agency.

EPS - Earnings per share.

FASB (Financial Accounting Standards Board) - a rulemaking organization that establishes financial accounting and reporting standards.

FERC (Federal Energy Regulatory Commission) - federal agency that regulates interstate transmission and wholesale sales of electricity and related matters.

ICP - Incentive Compensation Plan.

ISO - Independent System Operator.

LIBOR - London Interbank Offered Rate.

MOU - Memorandum of Understanding.

NOX - nitrogen oxide.

NPDES - National Pollutant Discharge Elimination System.

NRC (Nuclear Regulatory Commission) - federal agency that regulates operation of nuclear power facilities.

OTR - Northeast Ozone Transport Region.

PCB (Polychlorinated Biphenyl) - additive to oil used in certain electrical equipment up to the late-1970s. Now classified as a hazardous chemical.

PENOBSCOT HYDRO - Penobscot Hydro, LLC, a PPL Global subsidiary which generates electricity for the New England market. Effective July 1, 2000, Penobscot Hydro was renamed PPL Maine, LLC, which is a subsidiary of PPL Generation, LLC.

PJM (PJM Interconnection, LLC) - operates the electric transmission network and electric energy market in the mid-Atlantic region of the U.S.

PLR - provider of last resort, referring to PPL Electric Utilities providing electricity to retail customers within its delivery territory who have chosen not to shop for electricity under the Customer Choice Act.

PPL - PPL Corporation, the parent holding company of PPL Electric Utilities, PPL Energy Funding and other subsidiaries.

PPL CAPITAL FUNDING - PPL Capital Funding, Inc., a PPL financing subsidiary.

PPL CAPITAL TRUST - a Delaware statutory business trust created to issue Preferred Securities, whose common securities are held by PPL Electric Utilities.

PPL CAPITAL TRUST II - a Delaware statutory business trust created to issue Preferred Securities, whose common securities are held by PPL Electric Utilities.

PPL ELECTRIC UTILITIES - PPL Electric Utilities Corporation.

PPL ENERGY FUNDING - PPL Energy Funding Corporation, a PPL unregulated subsidiary which, as of July 1, 2000, is the parent company for most of PPL's unregulated businesses.

PPL ENERGYPLUS - PPL EnergyPlus, LLC, a PPL Electric Utilities unregulated subsidiary which supplies energy and energy services in newly deregulated markets. Effective July 1, 2000, PPL EnergyPlus is a subsidiary of PPL Energy Funding Corporation.

PPL GAS UTILITIES - PPL Gas Utilities Corporation, a PPL regulated subsidiary specializing in natural gas distribution, transmission and storage services, and the sale of propane.

PPL GENERATION - PPL Generation, LLC, an unregulated subsidiary of PPL Energy Funding which, effective July 1,

2000, owns and operates U.S. generating facilities through various subsidiaries.

PPL GLOBAL - PPL Global, Inc., a PPL unregulated subsidiary which invests in and develops domestic and international power projects, and operates international projects. Effective June 30, 2000, PPL Global, Inc. became PPL Global, LLC. Effective July 1, 2000, PPL Global became a subsidiary of PPL Energy Funding.

PPL MAINE - PPL Maine, LLC, formerly Penobscot Hydro, LLC. PPL Maine, effective July 1, 2000, became a subsidiary of PPL Generation, LLC.

PPL MONTANA - PPL Montana, LLC, a PPL subsidiary which generates electricity for wholesale and retail customers in Montana and the Northwest. Effective July 1, 2000, PPL Montana is a subsidiary of PPL Generation.

PPL SERVICES - PPL Services Corporation, a PPL unregulated subsidiary which, as of July 1, 2000, provides shared services for PPL and its subsidiaries.

PPL SPECTRUM - PPL Spectrum, Inc., a PPL unregulated subsidiary which offers energy-related products and services. PPL Spectrum became a subsidiary of PPL EnergyPlus, effective July 1, 2000.

PUC (Pennsylvania Public Utility Commission) - state agency that regulates certain ratemaking, services, accounting, and operations of Pennsylvania utilities.

SCR - selective catalytic reduction.

SNCR - selective non-catalytic reduction.

SEC - Securities and Exchange Commission.

SFAS (Statement of Financial Accounting Standards) - accounting and financial reporting rules issued by the FASB.

SIP - State Implementation Plan.

SO2 - sulfur dioxide.

SUPERFUND - federal and state environmental legislation that addresses remediation of contaminated sites.

U.K. - United Kingdom.

WESTERN MASS. HOLDINGS - Western Massachusetts Holdings, Inc., an unregulated subsidiary specializing in mechanical contracting and engineering.

WPD - Western Power Distribution, a British regional electric utility company.

                          FORWARD-LOOKING INFORMATION

     Certain statements contained in this Form 10-Q are "forward-looking statements" within the meaning of the federal securities laws. Although PPL and PPL Electric Utilities believe that the expectations and assumptions reflected in these forward-looking statements are reasonable, these statements involve a number of risks and uncertainties, and actual results may differ materially from the results discussed in the statements. The following are among the important factors that could cause actual results to differ materially from the forward-looking statements: market demand and prices for energy; capacity and fuel; weather variations affecting customer energy usage; competition in retail and wholesale power markets; the effect of any business or industry restructuring; the profitability and liquidity of PPL and its subsidiaries; new accounting requirements or new interpretations or applications of existing requirements; operating performance of plants and other facilities; environmental conditions and requirements; system conditions and operating costs; performance of new ventures; political, regulatory or economic conditions in countries where PPL or its subsidiaries conduct business; any required governmental approvals or third-party consents; capital market conditions; foreign exchange rates; and the commitments and liabilities of PPL and its subsidiaries. Any such forward-looking statements should be considered in light of such factors and in conjunction with PPL's and PPL Electric Utilities' Form 10-K and other documents on file with the SEC.

    New factors that could cause actual results to differ materially from those described in forward-looking statements emerge from time to time, and it is not possible for PPL or PPL Electric Utilities to predict all of such factors, or the extent to which any such factor or combination of factors may cause actual results to differ from those contained in any forward-looking statement. Any forward-looking statement speaks only as of the date on which such statement is made, and neither PPL nor PPL Electric Utilities undertakes any obligation to update the information contained in such statement to reflect subsequent developments or information.

                        PPL CORPORATION AND SUBSIDIARIES

PPL CORPORATION AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

In the opinion of PPL, the unaudited financial statements included herein reflect all adjustments necessary to present fairly the Consolidated Balance Sheet as of June 30, 2000 and December 31, 1999, and the Consolidated Statement of Income and Consolidated Statement of Cash Flows for the periods ended June 30, 2000 and 1999. The financial condition and results of operations of PPL Electric Utilities and PPL Global were the principal factors affecting PPL's financial condition and results of operations during these periods.


CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
(Millions of Dollars, except per share data)

                                                                   Three Months               Six Months
                                                                   Ended June 30,            Ended June 30,
                                                                --------------------      -------------------
                                                                  2000        1999         2000         1999
                                                                --------     -------      -------      ------
OPERATING REVENUES
  Electric...................................................   $  683       $  584       $1,472       $1,251
  Natural gas and propane....................................       36           24           94           70
  Wholesale energy marketing and trading.....................      483          336          943          632
  Energy related businesses..................................       95           60          201          118
                                                                ------       ------       ------       ------
  Total......................................................    1,297        1,004        2,710        2,071
                                                                ------       ------       ------       ------
OPERATING EXPENSES
  Operation
    Electric fuel............................................       95           97          216          220
    Natural gas and propane..................................       14           10           38           33
    Energy purchases for retail load and wholesale...........      484          347          947          613
    Other....................................................      141          140          304          295
    Amortization of recoverable transition costs.............       46           41          109           86
  Maintenance................................................       74           57          120           97
  Depreciation and amortization..............................       70           61          138          121
  Taxes, other than income...................................       49           43          109           95
  Energy related businesses..................................       83           44          168           85
                                                                ------       ------       ------       ------
  Total......................................................    1,056          840        2,149        1,645
                                                                ------       ------       ------       ------
OPERATING INCOME.............................................      241          164          561          426
                                                                ------       ------       ------       ------
Other Income - Net...........................................        8            7            7            7
                                                                ------       ------       ------       ------
INCOME BEFORE INTEREST, INCOME TAXES AND MINORITY INTEREST...      249          171          568          433

Interest Expense.............................................       92           61          180          123
                                                                ------       ------       ------       ------
INCOME BEFORE INCOME TAXES AND MINORITY INTEREST.............      157          110          388          310
                                                                ------       ------       ------       ------
Income Taxes.................................................       58           40          140          114
Minority Interest............................................                                  1
                                                                ------       ------       ------       ------
INCOME BEFORE DIVIDENDS ON PREFERRED STOCK...................       99           70          247          196
Preferred Stock Dividend Requirements........................        7            7           13           13
                                                                ------       ------       ------       ------
NET INCOME...................................................   $   92       $   63       $  234       $  183
                                                                ======       ======       ======       ======
EARNINGS PER SHARE OF COMMON STOCK
  BASIC AND DILUTED..........................................    $0.64        $0.40        $1.63        $1.16

Dividends Declared per Share of Common Stock.................   $0.265        $0.25        $0.53        $0.50

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
PPL CORPORATION AND SUBSIDIARIES
(Unaudited)
(Millions of Dollars)

                                                              Six Months
                                                             Ended June 30,
                                                            ----------------
                                                              2000     1999
                                                            -------   ------
NET CASH PROVIDED BY OPERATING ACTIVITIES...........         $ 254    $ 287

CASH FLOWS FROM INVESTING ACTIVITIES
  Expenditures for property, plant and equipment....          (214)    (228)
  Investment in electric energy projects............          (418)
  Sale of nuclear fuel to trust.....................            27       14
  Other investing activities - net..................                     (9)
                                                             -----    -----
    Net cash used in investing activities...........          (605)    (223)
                                                             -----    -----
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of long-term debt........................           800
  Issuance of common stock..........................            13        8
  Retirement of long-term debt......................          (275)     (32)
  Termination of nuclear fuel lease.................          (154)
  Payment of common and preferred dividends.........           (86)     (91)
  Net increase in short-term debt...................           128      276
  Payments on capital lease obligation..............           (11)     (27)
  Other financing activities - net..................            18
                                                             -----    -----
    Net cash provided by financing activities.......           433      134
                                                             -----    -----
NET INCREASE IN CASH AND CASH EQUIVALENTS...........            82      198
Cash and Cash Equivalents at Beginning of Period....           133      195
                                                             -----    -----
Cash and Cash Equivalents at End of Period..........         $ 215    $ 393
                                                             =====    =====
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest (net of amount capitalized)............         $ 157    $ 117
    Income taxes....................................         $ 145    $ 111

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEET
PPL CORPORATION AND SUBSIDIARIES
(Millions of Dollars)

                                                                              June 30,         December 31,
                                                                                2000               1999
                                                                            (Unaudited)         (Audited)
                                                                            -----------       -------------
ASSETS

CURRENT ASSETS
     Cash and cash equivalents.......................................         $   215            $   133
     Accounts receivable (less reserve:  2000, $33; 1999, $22).......             482                399
     Unbilled revenues...............................................             360                310
     Fuel, materials and supplies - at average cost..................             190                200
     Prepayments.....................................................             135                119
     Unrealized energy trading gains.................................             106                 26
     Other...........................................................             125                106
                                                                              -------            -------
                                                                                1,613              1,293
                                                                              -------            -------
INVESTMENTS
     Investment in unconsolidated affiliates at equity...............             580                424
     Nuclear plant decommissioning trust fund........................             269                255
     Other...........................................................              14                 16
                                                                              -------            -------
                                                                                  863                695
                                                                              -------            -------
PROPERTY, PLANT AND EQUIPMENT
     Electric utility plant in service - net
          Transmission and distribution..............................           2,470              2,462
          Generation.................................................           2,465              2,352
          General....................................................             277                259
                                                                              -------            -------
                                                                                5,212              5,073
     Construction work in progress - at cost.........................             221                181
     Nuclear fuel owned and leased - net.............................             123                139
                                                                              -------            -------
          Electric utility plant - net...............................           5,556              5,393
     Gas and oil utility plant - net.................................             171                171
     Other property - net............................................              69                 60
                                                                              -------            -------
                                                                                5,796              5,624
                                                                              -------            -------
REGULATORY ASSETS AND OTHER NONCURRENT ASSETS
     Recoverable transition costs....................................           2,538              2,647
     Other...........................................................           1,059                915
                                                                              -------            -------
                                                                                3,597              3,562
                                                                              -------            -------
                                                                              $11,869            $11,174
                                                                              =======            =======



The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEET
PPL CORPORATION AND SUBSIDIARIES
(Millions of Dollars)

                                                                                                            June 30,    December 31,
                                                                                                              2000          1999
                                                                                                          (Unaudited)    (Audited)
                                                                                                          -----------   ------------
LIABILITIES AND EQUITY

CURRENT LIABILITIES
     Short-term debt..................................................................................      $   985         $   857
     Long-term debt...................................................................................          356             468
     Capital lease obligation.........................................................................                           58
     Above market NUG contracts.......................................................................           96              99
     Accounts payable.................................................................................          422             399
     Taxes and interest accrued.......................................................................          151             144
     Dividends payable................................................................................           45              43
     Unrealized energy trading losses.................................................................          105              28
     Other............................................................................................          113             184
                                                                                                            -------         -------
                                                                                                              2,273           2,280
                                                                                                            -------         -------
LONG-TERM DEBT........................................................................................        4,329           3,689
                                                                                                            -------         -------
DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES
     Deferred income taxes and investment tax credits.................................................        1,529           1,548
     Above market NUG purchases.......................................................................          627             674
     Capital lease obligation.........................................................................                           67
     Other............................................................................................          933             892
                                                                                                            -------         -------
                                                                                                              3,089           3,181
                                                                                                            -------         -------
COMMITMENTS AND CONTINGENT LIABILITIES................................................................
                                                                                                            -------         -------
MINORITY INTEREST.....................................................................................           55              64
                                                                                                            -------         -------
COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF
     SUBSIDIARY TRUST HOLDING SOLELY COMPANY DEBENTURES...............................................          250             250
                                                                                                            -------         -------
PREFERRED STOCK
     With sinking fund requirements...................................................................           47              47
     Without sinking fund requirements................................................................           50              50
                                                                                                            -------         -------
                                                                                                                 97              97
                                                                                                            -------         -------
SHAREOWNERS' COMMON EQUITY
     Common stock.....................................................................................            2               2
     Capital in excess of par value...................................................................        1,873           1,860
     Treasury stock...................................................................................         (836)           (836)
     Earnings reinvested..............................................................................          812             654
     Accumulated other comprehensive income...........................................................          (63)            (55)
     Capital stock expense and other..................................................................          (12)            (12)
                                                                                                            -------         -------
                                                                                                              1,776           1,613
                                                                                                            -------         -------
                                                                                                            $11,869         $11,174
                                                                                                            =======         =======

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF SHAREOWNERS' COMMON EQUITY
PPL CORPORATION AND SUBSIDIARIES
(Unaudited)
(Millions of Dollars)


                                                                                For the Three Months Ended  For the Six Months Ended
                                                                                          June 30,                June 30,
                                                                                --------------------------  -----------------------
                                                                                       2000       1999        2000        1999
                                                                                -------------  -----------  --------    -----------
Common stock at beginning of period..............................................   $      2    $      2    $      2    $      2
                                                                                    --------    --------    --------    --------
Common stock at end of period....................................................          2           2           2           2
                                                                                    --------    --------    --------    --------
Capital in excess of par value at beginning of period............................      1,860       1,874       1,860       1,866
    Common stock issued through the DRIP and the ICP (a).........................         13                      13           8
                                                                                    --------    --------    --------    --------
Capital in excess of par value at end of period..................................      1,873       1,874       1,873       1,874
                                                                                    --------    --------    --------    --------
Treasury stock at beginning of period............................................       (836)       (419)       (836)       (419)
                                                                                    --------    --------    --------    --------
Treasury stock at end of period..................................................       (836)       (419)       (836)       (419)
                                                                                    --------    --------    --------    --------
Earnings reinvested at beginning of period.......................................        758         453         654         372
     Net income (b)..............................................................         92          63         234         183
     Cash dividends declared on common stock.....................................        (38)        (39)        (76)        (78)
                                                                                    --------    --------    --------    --------
Earnings reinvested at end of period.............................................        812         477         812         477
                                                                                    --------    --------    --------    --------
Accumulated other comprehensive income at beginning of period....................        (35)        (11)        (55)         (4)
     Foreign currency translation adjustments, net of tax benefit
       of $9, $2, $7, $3 (b).....................................................        (28)         (9)         (8)        (16)
                                                                                    --------    --------    --------    --------
Accumulated other comprehensive income at end of period..........................        (63)        (20)        (63)        (20)
                                                                                    --------    --------    --------    --------
Capital stock expense at beginning of period.....................................        (12)        (27)        (12)        (27)
     Other.......................................................................                     (1)                     (1)
                                                                                    --------    --------    --------    --------
Capital stock expense at end of period...........................................        (12)        (28)        (12)        (28)
                                                                                    --------    --------    --------    --------
Total Shareowners' Common Equity.................................................   $  1,776    $  1,886    $  1,776    $  1,886
                                                                                    ========    ========    ========    ========
Common stock shares (thousands) at beginning of period (a).......................    143,697     157,694     143,697     157,412
    Common stock issued through the DRIP and the ICP.............................        603                     603         282
                                                                                    --------    --------    --------    --------
Common stock shares at end of period.............................................    144,300     157,694     144,300     157,694
                                                                                    ========    ========    ========    ========
(a)  $.01 par value, 390,000 thousand shares authorized.  Each share entitles the holder to one vote on any question presented to any shareowners' meeting.
(b)  Statement of Comprehensive Income:
       Net income................................................................   $     92    $     63    $    234    $    183
       Other comprehensive income, net of tax:
            Foreign currency translation adjustments.............................        (28)         (9)         (8)        (16)
                                                                                    --------    --------    --------    --------
       Total other comprehensive income..........................................        (28)         (9)         (8)        (16)
                                                                                    --------    --------    --------    --------
       Comprehensive Income......................................................   $     64    $     54    $    226    $    167
                                                                                    ========    ========    ========    ========

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

                                 PPL CORPORATION
                                 ---------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

     Terms and abbreviations appearing in Notes to Consolidated Financial Statements are explained in the glossary.

1.  INTERIM FINANCIAL STATEMENTS

     Certain information in footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, has been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the SEC. These financial statements should be read in conjunction with the financial statements and notes included in PPL's Annual Report to the SEC on Form 10-K for the year ended December 31, 1999.

     Certain amounts in the June 30, 1999 and December 31, 1999 financial statements have been reclassified to conform to the presentation in the June 30, 2000 financial statements.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   LEASES

     In March 2000, PPL Electric Utilities terminated its nuclear fuel lease and repurchased $154 million of nuclear fuel from the lessor energy trust. In July 2000, all nuclear fuel was transferred to PPL Susquehanna, LLC, the new unregulated nuclear generating subsidiary of PPL Generation, in connection with the corporate realignment. See Note 11 for additional information.

3.  EARNINGS PER SHARE

     Basic EPS is calculated by dividing earnings available to common shareowners ("Net Income" on PPL's Consolidated Statement of Income) by the weighted average number of common shares outstanding during the period. In the calculation of diluted EPS, weighted average shares outstanding are increased for additional shares that would be outstanding if potentially dilutive securities were converted to common stock.

     For the three and six months ended June 30, 2000, the weighted average shares outstanding (in thousands) were 144,137 and 143,948 respectively. Dilutive shares had no impact on EPS of $.64 and $1.63 for those periods.

     For the three and six months ended June 30, 1999, the weighted average shares outstanding (in thousands) were 157,694 and 157,653, respectively. Dilutive shares had no impact on EPS of $.40 and $1.16 for those periods.

4.  SEGMENT AND RELATED INFORMATION

     At June 30, 2000, PPL's principal business segment was PPL Electric Utilities, which, along with PPL EnergyPlus, provided electricity delivery service in eastern and central Pennsylvania, sold retail electricity throughout Pennsylvania and in deregulated electricity markets in other states, and marketed wholesale electricity in the United States and Canada. PPL's other reportable business segment, PPL Global, invested in and developed worldwide power projects, with the majority of its international investments located in the U.K., Chile and El Salvador. PPL Global also owned and operated generating facilities in the United States. PPL Global's revenue consisted of equity earnings in unconsolidated affiliates, revenues from the sale of generation to wholesale customers, and revenue from the delivery of electricity to retail customers in foreign countries. Other operating revenues of PPL included gas distribution, unregulated generating activities (including PPL Montana), mechanical contracting and engineering, and unregulated energy services. Financial data for PPL's business segments were as follows (millions of dollars):

                                      THREE MONTHS             SIX MONTHS
                                      ENDED JUNE 30,         ENDED JUNE 30,
                                    -----------------       ----------------
                                     2000      1999          2000      1999
                                    ------    ------        ------    ------
INCOME STATEMENT DATA
 Operating revenues
  PPL Electric Utilities            $1,006    $  923        $2,133    $1,891
  PPL Global                           129        20           231        41
  Other and Eliminations               162        61           346       139
                                    ------    ------        ------    ------
                                     1,297     1,004         2,710     2,071
 Depreciation and amortization
  PPL Electric Utilities                58        59           116       117
  PPL Global                             5                      10
  Other and Eliminations                 7         2            12         4
                                    ------    ------        ------    ------
                                        70        61           138       121
 Interest expense
  PPL Electric Utilities                64        48           125        96
  PPL Global                            14         7            28        15
  Other and Eliminations                14         6            27        12
                                    ------    ------        ------    ------
                                        92        61           180       123
 Income taxes
  PPL Electric Utilities                63        42           144       118
  PPL Global                            (1)        1            (3)        1
  Other and Eliminations                (4)       (3)           (1)       (5)
                                    ------    ------        ------    ------
                                        58        40           140       114
 Net income
  PPL Electric Utilities                95        61           226       169
  PPL Global                             8         5            16        14
  Other and Eliminations               (11)       (3)           (8)
                                    ------    ------        ------    ------
                                    $   92    $   63        $  234    $  183

                                                   SIX MONTHS
                                                 ENDED JUNE 30,
                                             ----------------------
                                               2000          1999
                                             -------        -------
CASH FLOW DATA
Expenditures for property,
 plant & equipment
  PPL Electric Utilities                     $   155        $   142
  PPL Global                                      45             80
  Other and Eliminations                          14              6
                                             -------        -------
                                             $   214        $   228

Investment in electric energy projects
  PPL Electric Utilities
  PPL Global                                 $   418
  Other and Eliminations
                                             -------
                                             $   418

---------------------------------------------------------------------

                                            JUNE 30,     DECEMBER 31,
                                              2000           1999
                                            --------     ------------
BALANCE SHEET DATA
Cumulative net investment in
 unconsolidated affiliates
  PPL Electric Utilities                     $    17        $    17
  PPL Global                                     563            407
  Other and Eliminations
                                             -------        -------
                                                 580            424
Total assets
  PPL Electric Utilities                       9,320          9,092
  PPL Global                                   1,870          1,424
  Other and Eliminations                         679            658
                                             -------        -------
                                             $11,869        $11,174

     As discussed in Note 11, PPL and PPL Electric Utilities completed a corporate realignment on July 1, 2000. PPL's new segments under SFAS 131, "Disclosures about Segments of an Enterprise and Related Information", will be PPL Utilities (regulated electric and gas businesses), PPL EnergyPlus/PPL Generation (domestic energy supply and marketing), PPL Global (acquisition and development of energy projects and ownership of international energy projects), and Other.

5.  INVESTMENTS IN UNCONSOLIDATED AFFILIATES

     PPL's investments in unconsolidated affiliates were $580 million and $424 million at June 30, 2000 and December 31, 1999, respectively. The most significant investment was PPL Global's investment in WPD, which was $338 million at June 30, 2000 and $303 million at December 31, 1999. PPL Global has a 51% equity ownership interest in WPD, but lacks voting control. Accordingly, PPL Global accounts for its investment in WPD (and other investments where it has majority ownership but lacks voting control) under the equity method of accounting.

     Summarized below is information from the financial statements of unconsolidated affiliates, included in the PPL consolidated financial statements under the equity method for the periods noted. (For purpose of comparability, the summarized information of Emel/EC, in which PPL Global acquired a controlling interest in 1999, is excluded from all periods. Also, June 30, 2000 information excludes the CEMAR acquisition, as this investment will be consolidated in the third quarter of 2000.) (millions of dollars):


BALANCE SHEET DATA
                                        JUNE 30,       DECEMBER 31,
                                          2000             1999
                                        --------       ------------
Current Assets                           $  138           $  389
Noncurrent Assets                         3,343            3,340
Current Liabilities                         243              367
Noncurrent Liabilities                    1,819            1,890

INCOME STATEMENT DATA
                              THREE MONTHS          SIX MONTHS
                             ENDED JUNE 30,       ENDED JUNE 30,
                            ----------------     --------------
                             2000       1999      2000    1999
                            ------     -----     ------   -----
Revenues                    $  111     $ 212     $  252   $ 593
Operating Income                62        88        127     144
Net Income                      41        39         85      65

6. FINANCIAL INSTRUMENTS

     PPL entered into forward-starting interest rate swaps and treasury lock agreements with various counterparties to hedge the interest rate risk associated with anticipated debt issuances. These interest rate swap agreements involve the future exchange of floating-rate interest payments for fixed-rate interest payments over the life of the agreements. In April 2000, PPL settled $180 million notional amount of treasury lock agreements and made a payment of $6 million from these settlements. In February 2000 and in June 2000, PPL settled $430 million and $350 million, respectively, notional amount of forward-starting interest rate swaps in connection with medium-term note issuances, and received net proceeds of about $16 million and $10 million, respectively, from these settlements. These amounts have been deferred on the balance sheet and will subsequently be amortized over the life of the medium-term notes. At June 30, 2000, PPL agreed to pay fixed rates between 6.174% - 7.208% on forward-starting swaps with notional amounts of $285 million, and maturity dates between July 31, 2010 and July 31, 2030. PPL will receive a variable-rate interest payment based on either a 3-month or 6-month LIBOR rate through the maturity dates of these agreements. The estimated fair value of these agreements, which represents the estimated amount PPL would receive if it had terminated these agreements at June 30, 2000, was $8 million.

     At June 30, 2000, PPL entered into $485 million notional amount of interest rate swap agreements whereby it agreed to pay a floating interest rate and receive a fixed interest rate payment. These swaps were executed with the intent of adjusting the amount of floating-rate debt carried in its liability portfolio. The estimated fair value of these contracts, representing the amount PPL would pay if it terminated these agreements at June 30, 2000 was $8 million.

     In July 2000, PPL Montana received proceeds of $410 million in connection with its sale and leaseback of its investment in the Colstrip Steam Generation electric plant. PPL unwound approximately $270 million of interest rate swaps in connection with this lease transaction and received net proceeds of about $4 million. These amounts have been deferred on the balance sheet and will subsequently be amortized over the life of the lease.

     In May 2000, PPL entered into currency options related to the acquisition bid for Hyder plc at the cost of approximately $2 million giving it the right, but not the obligation, to purchase $400 million worth of British pounds at the prevailing exchange rates. The estimated fair value of these options, representing the amount PPL would receive if it terminated these agreements on June 30, 2000 was approximately $1 million.

7.  CREDIT ARRANGEMENTS AND FINANCING ACTIVITIES

     PPL Electric Utilities issues commercial paper. At June 30, 2000, PPL Electric Utilities had $272 million of commercial paper outstanding, at interest rates ranging from 7.01% to 7.40% per annum.

     PPL Capital Funding, whose purpose is to provide debt funding for PPL and its subsidiaries, also issues commercial paper. As with all PPL Capital Funding debt, this commercial paper is guaranteed by PPL. At June 30, 2000, PPL Capital Funding had $211 million of commercial paper outstanding, at interest rates ranging from 6.97% to 7.40% per annum.

     In order to enhance liquidity, PPL Electric Utilities, PPL Capital Funding and PPL (as guarantor for PPL Capital Funding) share a 364-day $750 million credit facility and a five-year $300 million credit facility, each with a group of banks. At June 30, 2000, no borrowings were outstanding under either facility.

     In February 2000, PPL Capital Funding issued $500 million of medium-term notes, 7.75% Series due 2005. An additional $300 million of medium-term notes, 8.375% Series due 2007, were issued in June 2000. The proceeds were used for general corporate purposes including making loans to PPL subsidiaries and reducing commercial paper balances. Both of these issuances were under the $1.2 billion shelf registration statement filed with the SEC in September 1999.

   In 1999, PPL Montana entered into $950 million of credit facilities, non-recourse to PPL, with a group of banks, including a $675 million 364-day facility and two revolving credit facilities totaling $275 million which mature in 2002. The purpose of these facilities was to provide bridge loan financing for the acquisition of the Montana assets and to fund PPL Montana's working capital needs. In May 2000 and again in June 2000, PPL Montana reduced the amount of these credit facilities by $100 million and $390 million, respectively. At June 30, 2000, $360 million of borrowings were outstanding under these facilities. PPL Montana used proceeds from the operating lease transaction to repay its borrowings under its credit facilities and make distributions to its post realignment parent, PPL Generation. In July 2000, PPL Montana reduced the amount of these facilities to $100 million.

8.  ACQUISITIONS

   In 1998, PPL Global signed definitive agreements with the Montana Power Company ("Montana Power"), Portland General Electric Company ("Portland") and Puget Sound Energy, Inc. ("Puget") to acquire interests in 13 Montana power plants, with 2,372 gross megawatts of generating capacity, for a purchase price of $1.546 billion. The acquisition involved the Colstrip and Corette coal-fired plants, 11 hydroelectric facilities and a storage reservoir. The Puget and Portland agreements also provided for the acquisition of related transmission assets for an additional $126 million, subject to certain conditions. In December 1999, PPL Global completed the purchase of about 1,315 gross megawatts of generating assets from Montana Power Company for $757 million. This acquisition transferred to PPL Montana the 11 hydroelectric facilities, the storage reservoir, the Corette plant and Montana Power's ownership interest in three of the four units of the Colstrip plant, along with other generation-related assets.

   PPL Global's acquisition of the Colstrip interests of Puget and Portland, totaling 1,057 additional megawatts, was subject to several conditions, primarily the receipt by Puget and Portland of satisfactory regulatory approvals from the state utility commissions in Washington and Oregon. However, these commissions denied the respective applications to sell the Puget and Portland Colstrip interests.

   The acquisition agreements permitted each party to terminate the respective agreements if closing did not occur by April 30, 2000. Both of these acquisition agreements have now been terminated.

   In May 2000, PPL Global signed a definitive agreement to acquire an additional interest in the coal-fired Conemaugh Power Plant from Potomac Electric Power Company. Under the terms of the acquisition agreement, PPL Global and Allegheny Energy Supply Company, LLC will jointly acquire a 9.72 percent interest in the 1,711 megawatt plant. PPL, through one of its subsidiaries, currently owns an 11.39 percent interest in the two-unit facility. PPL Global and Allegheny Energy Supply will pay $152.5 million for the 166 megawatt share of the plant. The acquisition, which is subject to certain governmental approvals, is expected to close by the end of 2000. The arrangement entitles each company to one-half of the output from this newly acquired share of the plant.

   In May 2000, PPL Global announced plans to install five compact, natural gas-fired electric generation facilities in eastern Pennsylvania totaling about 900 megawatts of capacity. The five facilities, with an estimated total cost between $400 and $450 million, will be peaking generators to be used during periods of high energy demand. These units are expected to be completed by the summer of 2002, pending necessary governmental approvals.

   In June 2000, PPL Global announced plans to build 600 megawatts of peaking capacity on Long Island in New York. The gas-fired generation station is expected to cost approximately $300 million and is expected to be operational by June 2002, pending necessary governmental approvals.

   On August 11, 2000, Western Power Distribution Limited (WPDL), which is jointly owned by subsidiaries of PPL and The Southern Company (Southern), submitted a further increased offer for the remaining shares of Hyder plc (Hyder) of 365 pence per share, for a total purchase price of 559 pounds sterling ($838 million based on current exchange rates). Hyder is the owner of South West Electricity plc, an electric distribution company serving approximately 980,000 customers in Wales. Hyder also owns certain Welsh water and other service-oriented businesses.

   August 11 was the last day for submission of revised offers, no other revised offers were submitted and WPDL was informed by the Takeover Panel in the United Kingdom that it was the highest bidder. WPDL's increased offer has not yet been formally announced, pending the outcome of an appeal by Nomura (the other party competing to acquire Hyder) against a ruling of the Panel Executive allowing the WPDL offer to proceed.

   In June 2000, PPL Global finalized the acquisition of an 84.7 percent interest in CEMAR, an electricity distribution company in Brazil. The acquisition price was $289 million, financed initially with short-term debt. PPL Global has recorded the purchase as a non-current asset under the equity method of accounting due to insufficient information to record the full consolidation. The opening balance sheet of CEMAR will be recorded as of September 30, 2000.

   In June 2000, B-G Mechanical Services Inc., a subsidiary of Western Mass. Holdings, acquired Clark Heating Services, Inc. The purchase price for this acquisition was not significant. PPL acquired Western Mass. Holdings in September 1999.

9.  COMMITMENTS AND CONTINGENT LIABILITIES

NUCLEAR INSURANCE

     PPL Electric Utilities is a member of certain insurance programs which provide coverage for property damage to members' nuclear generating stations. Facilities at the Susquehanna station are insured against property damage losses up to $2.75 billion under these programs. PPL Electric Utilities is also a member of an insurance program which provides insurance coverage for the cost of replacement power during prolonged outages of nuclear units caused by certain specified conditions. Under the property and replacement power insurance programs, PPL Electric Utilities could be assessed retroactive premiums in the event of the insurers' adverse loss experience. At June 30, 2000, the maximum amount PPL Electric Utilities could be assessed under these programs was about $24 million.

     PPL Electric Utilities' public liability for claims resulting from a nuclear incident at the Susquehanna station is limited to about $9.7 billion under provisions of The Price Anderson Amendments Act of 1988. PPL Electric Utilities is protected against this liability by a combination of commercial insurance and an industry assessment program. In the event of a nuclear incident at any of the reactors covered by The Price Anderson Amendments Act of 1988, PPL Electric Utilities could be assessed up to $168 million per incident, payable at a rate of $20 million per year, plus an additional 5% surcharge, if applicable.

     In connection with the corporate realignment, effective July 1, 2000, ownership and operation of the Susquehanna nuclear station was transferred to PPL Susquehanna, LLC, which became the insured under these programs.

ENVIRONMENTAL MATTERS

     Air
     ---

     The Clean Air Act deals, in part, with acid rain, attainment of federal ambient ozone standards and toxic air emissions. PPL subsidiaries are in compliance with these provisions.

     During 1999, PPL Electric Utilities achieved seasonal (May-June) NOx reductions to 55% from 1990 levels in response to the DEP's rule implementing the Northeast Ozone Transport Region's Memorandum of Understanding (OTR MOU). These reductions were achieved with operational initiatives that relied, to a large extent, on the low NOx burners installed in compliance with the acid rain requirements.

     The DEP is close to finalizing regulations requiring further seasonal (May-
June) NOx reductions to 80% from 1990 levels starting in 2003. These further reductions are based on the requirements of the OTR MOU and two EPA ambient ozone initiatives: the September 1998 EPA SIP-call (i.e., EPA's requirement for states to revise their SIPs) issued under Section 110 of the Clean Air Act, requiring reductions from 22 eastern states, including Pennsylvania; and the EPA's approval of petitions filed by Northeastern states, requiring reductions from sources in 12 Northeastern states and Washington D.C., including PPL Electric Utilities' sources. The EPA's SIP-call was, in large measure, upheld by the D.C. Circuit Court of Appeals. It is expected that the 2003 NOx reductions will be achieved with the recent installation of SCR technology on the Montour units and possibly SCR or SNCR on a Brunner Island unit.

     The EPA has also developed new standards for ambient levels of fine particulates. These standards were challenged and remanded to the EPA by the D.C. Circuit Court in 1999. The new particulates standard, if finalized, may require further reductions in SO2 for certain PPL subsidiaries and require year-round NOx reductions commencing in 2010-2012 at SIP-call levels in Pennsylvania and at slightly less stringent levels in Montana.

     Under the Clean Air Act, the EPA has been studying the health effects of hazardous air emissions from power plants and other sources, in order to determine what emissions should be regulated. The EPA has concluded that mercury is the power plant air toxin of greatest concern and the EPA must determine by the end of this year whether it must be regulated. The EPA has obtained mercury and chlorine sampling and other data from electric generating units, including those operated by PPL subsidiaries, in order to make this determination.

     In 1999, the EPA initiated enforcement actions against eight utilities, asserting that older, coal-fired power plants operated by those utilities have, over the years, been modified in ways that subject them to more stringent "New Source" requirements under the Clean Air Act. The EPA recently issued notices of violation to two additional utilities. The EPA also has threatened similar enforcement action with respect to plants operated by other unnamed utilities, as well as facilities in other industries. PPL at this time is unable to predict whether such EPA enforcement actions will be brought with respect to any of its affiliate's plants. Compliance with any such

EPA enforcement actions could result in additional capital and operating expenses in amounts which are not now determinable, but which could be significant.

     The EPA is also proposing to revise its regulations in a way that will require power plants to meet "New Source" performance standards and/or undergo "New Source" review for many maintenance and repair activities that are currently exempted as routine.

     Expenditures to meet the 2000 acid rain and 2003 NOx reduction requirements are included in the table of projected construction expenditures in the section entitled "Financial Condition - Capital Expenditure Requirements" in the Review of the Financial Condition and Results of Operations in PPL's 1999 Form 10-K.
It is currently expected that additional capital expenditures and operating costs for environmental compliance under the Clean Air Act will be incurred beyond 2002 in amounts which are not now determinable, but which could be significant.


     Water and Residual Waste
     ------------------------

     The final NPDES permit for the Montour plant contains stringent limits for iron and chlorine discharges. Depending on the results of a toxic reduction study, additional water treatment facilities or operational changes may be needed at this station.

     Capital expenditures through the year 2003 to correct groundwater degradation at fossil-fueled generating stations and to address waste water control at facilities pursuant to DEP regulations are included in the table of construction expenditures in the section entitled "Financial Condition - Capital Expenditure Requirements" in the Review of the Financial Condition and Results of Operations in PPL's 1999 10-K. Additional capital expenditures could be required beyond the year 2003 in amounts which are not now determinable, but which could be significant. Actions taken to correct groundwater degradation and to address waste water control are also expected to result in increased operating costs in amounts which are not now determinable, but which could be significant.

     Superfund and Other Remediation
     -------------------------------

     In 1995, PPL Electric Utilities entered into a consent order with the DEP to address a number of sites where PPL Electric Utilities may be liable for remediation. This may include potential PCB contamination at certain PPL Electric Utilities substations and pole sites; potential contamination at a number of coal gas manufacturing facilities formerly owned and operated by PPL Electric Utilities; and oil or other contamination which may exist at some of PPL Electric Utilities' former generating facilities. As of June 30, 2000, PPL Electric Utilities has completed work on approximately two-thirds of the sites included in the consent order.

     In 1996, PPL Gas Utilities entered into a similar consent order with the DEP to address a number of its sites where PPL Gas Utilities may be liable for remediation. The sites primarily include former coal gas manufacturing facilities.

     At June 30, 2000, PPL Electric Utilities and PPL Gas Utilities had accrued approximately $20 million, representing the estimated amounts they will have to spend for site remediation, including those sites covered by each company's consent orders mentioned above.

     In October 1999, the Montana Supreme Court held in favor of several citizens' groups that the right to a clean and healthful environment is a fundamental right guaranteed by the Montana Constitution. The court's ruling could result in significantly more stringent environmental laws and regulations, as well as an increase in citizens' suits under Montana's environmental laws. The effect on PPL Montana of any such changes in laws or regulations or any such increase in citizen suits is not currently determinable, but could be significant.

     Future cleanup or remediation work at sites currently under review, or at sites not currently identified, may result in material additional operating costs for PPL subsidiaries that cannot be estimated at this time. Under the Montana Power acquisition agreement, PPL Montana is indemnified by the Montana Power Company for any pre-acquisition environmental liabilities. However, this indemnification is conditioned on certain circumstances that can result in PPL Montana and the Montana Power Company sharing in certain costs within limits set forth in the agreement.

     General
     -------

     Due to the environmental issues discussed above or others, PPL subsidiaries may be required to modify, replace or cease operating certain facilities to comply with statutes, regulations and actions by regulatory bodies or courts.
In this regard, PPL subsidiaries also may incur capital expenditures, operating expenses and other costs in amounts which are not now determinable, but which could be significant.

GUARANTEES OF AFFILIATED COMPANIES

     PPL provides certain guarantees for its subsidiaries. Specifically, PPL guarantees all of the debt of PPL Capital Funding. As of June 30, 2000, PPL had guaranteed $1.4 billion of medium-term notes and $211 million of commercial paper issued by PPL Capital Funding. PPL had also guaranteed certain obligations of PPL Global subsidiaries, totaling $118 million at June 30, 2000. Additionally, PPL had guaranteed certain obligations of PPL EnergyPlus for up to $255 million under power purchase and sales agreements.

     At June 30, 2000, PPL Electric Utilities had provided a guarantee in the amount of $12 million in support of an affiliated company.

10.  NEW ACCOUNTING STANDARDS

     In June 2000, the FASB issued SFAS 138, which amends certain implementation issues of SFAS 133, "Accounting for Derivative

Instruments and Hedging Activities." PPL intends to adopt SFAS 133 as amended by SFAS 137 and SFAS 138 as of January 1, 2001. The impact of adopting these statements on the net income and financial position of PPL is not expected to be significant.

11.  CORPORATE REALIGNMENT

          On July 1, 2000, PPL and PPL Electric Utilities completed a corporate realignment in order to effectively separate PPL Electric Utilities' regulated transmission and distribution businesses from its recently deregulated generation businesses and to better position the companies and their affiliates in the new competitive marketplace. The realignment included PPL Electric Utilities' transfer of certain generation and related assets, and associated liabilities, to affiliates at book value. The net book value of this transfer, recorded as a distribution on common shares from PPL Electric Utilities to its parent, PPL, was $271 million. PPL Energy Funding, a holding company for virtually all of PPL's unregulated businesses, assumed $670 million of debt that PPL Electric Utilities had issued to other subsidiaries of PPL.

     As a result of the corporate realignment, PPL Electric Utilities' principal business is the transmission and distribution of electricity to serve retail customers in its franchised territory in eastern and central Pennsylvania; PPL Generation's principal business is owning and operating U.S. generating facilities through various subsidiaries; PPL EnergyPlus' principal business is wholesale and retail energy marketing; and PPL Global's principal business is the acquisition and development of both U.S. and international energy projects and ownership of international energy projects. PPL Energy Funding serves as the holding company for substantially all of PPL's unregulated businesses, including PPL Generation, PPL EnergyPlus and PPL Global. Other subsidiaries of PPL and PPL Electric Utilities are generally aligned in the new corporate structure according to their principal business functions.

     The corporate realignment followed receipt of various regulatory approvals, including approvals from the PUC, the FERC, and the NRC.

                                PPL CORPORATION

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion should be read in conjunction with the section entitled "Review of the Financial Condition and Results of Operations of PPL Corporation and PPL Electric Utilities Corporation" in PPL's and PPL Electric Utilities' Annual Report to the SEC on Form 10-K for the year ended December 31, 1999. Terms and abbreviations appearing in Management's Discussion and Analysis of Financial Condition and Results of Operations are explained in the glossary.

                             RESULTS OF OPERATIONS
                             ---------------------

     The following discussion explains significant changes in principal items on the Consolidated Statement of Income, comparing the three months and six months ended June 30, 2000, to the comparable periods in 1999.

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

EARNINGS

     Earnings per share were $.64 during the three months ended June 30, 2000. These earnings were $.24 per share, or about 60%, higher than the $.40 per share earned in the second quarter of 1999.

     This earnings improvement was primarily attributable to higher earnings of PPL Electric Utilities, resulting from increased margins from energy activities, an end of the one-year 4% rate reduction for delivery customers, and lower other operation expenses. These operating expense reductions included a gain on the sale of emission allowances, an insurance settlement for environmental liability coverage, lower pension and medical expenses, as well as decreased load dispatching costs. The second quarter earnings improvement also reflects higher earnings of PPL Global, and the benefit of fewer common shares outstanding as a result of stock repurchase programs. These earnings gains were partially offset by higher levels of interest expense associated with the issuance of transition bonds in August 1999, to securitize the recovery of stranded costs.

     During the six months ended June 30, 2000, earnings per share were $1.63. This represents a $.47 per share increase, or 41%, over the $1.16 per share reported for the first half of 1999. The increase in earnings for the six month period was due to the foregoing reasons, as well as earnings from PPL Montana.

ELECTRIC ENERGY SALES

     PPL Electric Utilities' electricity sales for 2000 and 1999 were as follows (millions of kWh):

                                       June 30, 2000   vs.  June 30, 1999
                                     -------------------------------------
                                     Three Months Ended   Six Months Ended
                                     ------------------   ----------------
                                        2000      1999      2000     1999
                                     ---------  -------   -------- -------
Electricity delivered
 to retail customers by PPL (a)         7,851     7,673    17,303   16,866
Less:  Electricity supplied
 by others                              1,712     2,400     4,620    4,179
                                        -----     -----    ------   ------
Electricity supplied to retail
 customers by PPL as PLR                6,139     5,273    12,683   12,687
Electricity supplied to retail
 customers by PPL EnergyPlus            3,072     2,595     6,363    4,067
                                        -----     -----    ------   ------
Total electricity supplied to
 retail customers (a)                   9,211     7,868    19,046   16,754
Wholesale electricity sales             7,184     7,308    16,723   16,261

(a) Electricity for customers residing in PPL Electric Utilities' service territory who are receiving energy from PPL Electric Utilities or PPL EnergyPlus will be reflected in both of these categories.

     Beginning on January 1, 1999, Pennsylvania electric customers were allowed to choose their electricity supplier under the Customer Choice Act. Customers choosing an alternate supplier continue to have their electricity delivered by the utility that serves their territory.

     Electricity delivered to retail customers in the three months ended June 30, 2000, increased by 178 million kWh, or 2.3%, from the comparable period in 1999. This increase reflects higher usage by commercial and residential customers.

     Electricity delivered to retail customers in the six months ended June 30, 2000, increased by 437 million kWh, or 2.6%, from the comparable period in 1999. Again, higher usage by commercial and residential customers was the reason for the increase.

     Electricity supplied to retail customers increased by 1,343 million kWh, or 17.1%, when comparing the three months ended June 30, 2000, to the same period in 1999. During the second quarter of 2000, a smaller percentage of customers in PPL Electric Utilities' service territory obtained energy from a supplier other than PPL Electric Utilities, which increased the PLR load. Total electricity supplied has also increased as the competitive electricity supply market has expanded. PPL EnergyPlus is now in its second year of supplying electricity to customers throughout Pennsylvania, and in 2000 began supplying electricity to customers in New Jersey, Delaware, Montana and Maine. PPL EnergyPlus is also a licensed electricity supplier in

Maryland and Massachusetts, and has filed for licenses to serve customers in Connecticut and New York.

     Electricity supplied to retail customers increased by 2,292 million kWh, or 13.7%, when comparing the six months ended June 30, 2000, to the same period in 1999. PPL EnergyPlus' sales to commercial and industrial classes accounted for most of the increase.

     Wholesale electricity sales, which includes sales to other utilities and energy marketers through contracts, spot market transactions or power pool arrangements, decreased by 124 million kWh in the three months ended June 30, 2000, when compared to the same period in 1999. This decrease was the result of decreased activity in the wholesale market and the expiration of bulk power contracts.

     Wholesale electricity sales increased by 462 million kWh when comparing the six months ended June 30, 2000 to the same period in 1999. The increase was primarily the result of increased activity in the wholesale market, offset somewhat by the expiration of bulk power contracts.

     PPL Global's Emel/EC subsidiary delivered 798 million kWh and 1,511 million kWh of retail electricity in the three and six months ended June 30, 2000, respectively. In those same periods, PPL Global had domestic wholesale sales of 395 million kWh and 621 million kWh, respectively, through Penobscot Hydro.

     During the three and six months ended June 30, 2000, PPL Montana had wholesale electric sales of 1,926 million kWh and 4,174 million kWh, respectively.

OPERATING REVENUES

Electric

     The increase (decrease) in revenues from electric operations was attributable to the following (millions of dollars):

                                     June 30, 2000  vs. June 30, 1999
                                  -------------------------------------
                                  Three Months Ended   Six Months Ended
                                  ------------------   ----------------
Retail Electric Revenue
  PPL Electric Utilities
    Electric delivery                   $  6             $ 14
    PLR electric generation supply       (14)             (28)
  PPL EnergyPlus - electric
    generation supply                     25               82
  PPL Global - Emel/EC - electric
    delivery                              75              140
  PPL Montana                              9               12
  Other                                   (2)               1
                                        ----             ----
                                        $ 99             $221
                                        ====             ====

     Operating revenues from retail electric operations increased by $99 million and $221 million for the three and six months ended June

30, 2000, respectively, when compared to the same periods in 1999. This increase, in part, reflects PPL Global's consolidation of Emel/EC beginning in the third quarter of 1999. For the first three months and six months of 2000, Emel/EC recorded retail revenues of $75 million and $140 million, respectively. Also, PPL acquired its Montana generating assets in December 1999. The results of PPL Montana, including revenues and associated costs from electric operations, have been recorded subsequent to acquisition. Excluding these items, operating revenues increased by $15 million and $69 million for the three and six months ended June 30, 2000, respectively, compared with these periods in 1999.

     These increases, in part, reflect higher PPL EnergyPlus sales volumes of 16% and 34%, for the three and six months ended June 20, 2000, respectively, when compared to the same periods in 1999. This was primarily driven by marketing efforts in Pennsylvania and surrounding states that have implemented customer choice to end-use customers. Also, PPL Electric Utilities' electric delivery revenues increased due to the termination of a one-year, 4% rate reduction for electric delivery customers in Pennsylvania. Partially offsetting these increases was a decrease in PPL Electric Utilities' energy revenues as a PLR.

Natural Gas and Propane

     The increase in revenues from natural gas and propane was attributable to the following (millions of dollars):

                              June 30, 2000  vs. June 30, 1999
                          -------------------------------------
                          Three Months Ended   Six Months Ended
                          ------------------   ----------------
PPL Gas Utilities                $ 3                 $ 5
PPL EnergyPlus                     9                  19
                                 ---                 ---
                                 $12                 $24
                                 ===                 ===

     Both PPL Gas Utilities and PPL EnergyPlus had higher retail gas sales for the three and six months ended June 30, 2000, when compared to the same periods in 1999. The increase in PPL Gas Utilities' revenues reflects off-system revenues in 2000. PPL EnergyPlus' increase was related to intensified gas marketing efforts in 2000, and increased retail pricing attributed to higher wholesale gas commodity costs.

Wholesale Energy Marketing and Trading

     The increase (decrease) in revenues from wholesale energy marketing and trading activities was attributable to the following (millions of dollars):

                              June 30, 2000  vs. June 30, 1999
                          -------------------------------------
                          Three Months Ended   Six Months Ended
                          ------------------   ----------------
PPL Electric Utilities
  Bilateral Sales                $ 58                $137
  PJM                              27                  14
  Cost-based contracts             (9)                (18)
  Gas & oil sales                 (17)                 21
PPL Montana                        64                 124
PPL Global                         26                  34
Other                              (2)                 (1)
                                 ----                ----
                                 $147                $311
                                 ====                ====

     The change in PPL Electric Utilities' bilateral sales revenues in both periods reflects increases in market pricing and sales volumes to other counterparties.

     PPL acquired its Montana generating assets in December 1999. The results of PPL Montana, including revenues and associated costs from electric operations, have been recorded subsequent to acquisition.

     Wholesale revenues of PPL Global are related to its operation of Penobscot Hydro, which was acquired in May 1999.

ENERGY RELATED BUSINESSES

     Energy related businesses contributed $12 million and $16 million to the operating income of PPL for the three months ended June 30, 2000 and 1999, respectively. For the six months ended June 30, 2000 and 1999, these businesses contributed a total of $33 million to operating income each year. These results primarily reflect PPL Global's equity earnings from WPD, and operating income provided by PPL Spectrum and the mechanical contractor and engineering subsidiaries. Energy related businesses are expected to provide an increasing share of PPL's future earnings.

ENERGY PURCHASES

     Energy purchases for retail load and wholesale activities increased by $137 million for the three months ended June 30, 2000, compared with the same period in 1999. Emel/EC, which PPL Global consolidated in the third quarter of 1999, contributed $68 million to the increase through purchases to serve their customer base. PPL Montana contributed $29 million to the increase through its power purchases and related transmission expenses.

      Excluding the effects of Emel/EC and PPL Montana, energy purchases increased by $40 million in the three months ended June 30, 2000, compared with the same period in 1999. This increase was attributed to higher purchases to support PPL EnergyPlus' increased unregulated retail electric and gas sales. Also, higher per-unit prices for these purchases contributed to the increase in energy purchases coupled with the recognized losses on certain long-term forward transactions.

     Excluding the energy purchases of Emel/EC and PPL Montana, energy purchases for the six months ended June 30 2000, increased by $171 million compared with the same period in 1999. This increase was attributed to similar factors noted during the comparison of results for the three months ended June 30, 2000.

OTHER OPERATION EXPENSES

     Other operation expenses increased by $1 million and $9 million for the three and six months ended June 30, 2000, respectively, when compared with the same periods in 1999.

     Other operation expenses included about $38 million and $57 million for the three and six months ended June 30, 2000, related to the operations of PPL Montana and Emel/EC. PPL Montana acquired the Montana assets in December 1999, and PPL Global consolidated Emel/EC beginning in the third quarter of 1999. As such, there were no other operation expenses recorded for these operations for the three and six months ended June 30, 1999.

     After eliminating the expenses of PPL Montana and Emel/EC, other operation expenses decreased by $37 million and $48 million for the three and six months ended June 30, 2000, respectively, when compared with the same periods in 1999. Most of this decrease was realized by PPL Electric Utilities. The decrease for the three months ended June 30, 2000, was primarily due to gains on the sale of emission allowances, an insurance settlement for coverage for past and potential future environmental liabilities, and decreases in pension plan costs and medical expenses. These decreases were partially offset by an increase in wages.

     The decrease for the six months ended June 30, 2000, was due to the foregoing reasons, as well as decreases in load dispatching activities for system control and computer software development costs.

MAINTENANCE EXPENSES

     Maintenance expenses increased by $17 million for the three month period ended June 30, 2000, as compared to the second quarter of 1999. About $2 million of this increase was due to PPL Global's consolidation of Emel/EC beginning in the third quarter of 1999 and $5 million was due to the acquisition of the Montana assets in December, 1999. After eliminating these expenses from the second quarter of 2000, maintenance expenses increased by $10 million compared with the second quarter of 1999.

     Maintenance expenses increased by $23 million for the six months ended June 30, 2000, compared with the same period in 1999. Contributing to the increase were $5 million from the Emel/EC consolidation and $7 million from the Montana acquisition. The remainder of the increase was due to higher maintenance costs of PPL Electric Utilities generating stations.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization expenses increased by $9 million and $17 million for the three and six months ended June 30, 2000, compared with the same periods in 1999. In both periods, about one-half of the increase was due to PPL Global's consolidation of Emel/EC beginning in the third quarter of 1999 and the other one-half of the increase was due to the acquisition of the Montana assets in December 1999. After eliminating these expenses, depreciation and amortization in the two periods were essentially unchanged from the prior year.

     PPL subsidiaries periodically review the depreciable lives of their fixed assets. In conjunction with corporate realignment activities, undertaken in early 2000, studies were conducted for depreciable lives of certain generation assets. These studies indicated that the estimated economic lives for certain generation assets are longer than currently used to calculate depreciation for financial statement purposes. Therefore, effective July 1, 2000, PPL subsidiaries will revise the estimated economic lives for fossil generation and pipeline assets. The changes in estimated economic lives is expected to reduce depreciation expense by $17 million for the remainder of 2000 and approximately $33 million per year for the next several years from previous levels.

INCOME TAXES

     Income taxes increased by $18 million and $26 million for the three and six months ended June 30, 2000, respectively, when compared to the same periods in 1999. These changes were primarily due to increases in PPL's pre-tax book income.

FINANCING COSTS

     Interest expense increased by $31 million and $57 million, respectively, for three and six months ended June 30, 2000, compared with the same periods in 1999. This was primarily due to the issuance of transition bonds in August 1999 and medium-term notes in February and June 2000, as well as the financing of the Montana assets (acquired in December 1999) and the consolidation of Emel/EC beginning in the third quarter of 1999. Offsetting these increases were reductions in interest due to the retirement of first mortgage bonds in April and June 2000 and to lower levels of commercial paper balances.

                              FINANCIAL CONDITION
                              -------------------

ENERGY MARKETING AND TRADING ACTIVITIES

     PPL's subsidiaries purchase and sell electric capacity and energy at the wholesale level under their FERC market-based tariffs. PPL's subsidiaries also have entered into agreements to sell firm capacity or energy under their market-based tariffs to certain entities located inside and outside of the PJM power pool. PPL's subsidiaries enter into these agreements to market available energy and capacity from their generating assets and to profit from market price fluctuations.

PPL's subsidiaries are actively managing their portfolios to attempt to capture the opportunities and limit their exposure to volatile prices. PPL's subsidiaries also purchase and sell energy futures contracts as well as other commodity-based financial instruments in accordance with risk management objectives and strategies.

MARKET RISK SENSITIVE INSTRUMENTS

     Commodity Price Risk

     PPL uses various methodologies to simulate forward price curves in the energy markets to estimate the size and probability of changes in market value resulting from commodity price movements. The methodologies require several key assumptions, including selection of confidence levels, the holding period of the commodity positions, and the depth and applicability to future periods of historical commodity price information. As of June 30, 2000, PPL Electric Utilities estimated that a 10% adverse movement in market prices across all geographic areas and time periods could have decreased the value of its trading portfolio by approximately $1 million. For PPL Electric Utilities' non-trading portfolio, a 10% adverse movement in market prices across all geographic areas and time periods could have decreased the value of its non-trading portfolio by approximately $24 million at June 30, 2000. However, this would have been offset by an inverse change in the value of the underlying commodity, the electricity generated. Also at June 30, 2000, PPL Montana estimated that a 10% adverse movement in market prices could have decreased the value of its non-trading portfolio by approximately $57 million. This decrease also would have been offset by an increase in the underlying commodity, the electricity generated. At June 30, 2000, PPL Montana had no trading transactions as defined under EITF 98-10 "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." In addition to commodity price risk, PPL's commodity positions are also subject to operational and event risks such as increases in load demand and forced outages at generating plants.

     During the second quarter, PPL purchased Transmission Congestion Contracts (TCC's) in the New York Independent System Operator (ISO) region. These contracts extend in terms of up to two years and are based upon the marginal cost of congestion (MCC) between direction specific zonal areas. If the MCC differs between these two areas, PPL will either receive revenue or incur expense. Since there is no active secondary market for TCC's, price risk cannot currently be assessed.

     In connection with the corporate realignment, effective July 1, 2000 the commodity positions of PPL Electric Utilities were transferred to PPL EnergyPlus.

     Interest Rate Risk

     PPL and its subsidiaries have issued debt to finance operations and to provide funds for unregulated energy investments, which creates interest rate risk. PPL manages its interest rate risk by using financial derivative products to adjust the mix of fixed and floating-rate interest rates in its debt portfolios, adjusting the duration of its debt portfolios and locking in U.S. treasury rates (and interest rate spreads over treasuries) in anticipation of future financing, when appropriate. Risk limits are designed to balance risk exposure to volatility in interest expense and increases in market valuation of PPL's debt obligation due to changes in the absolute level of interest rates. See Note 6 to Financial Statements for a discussion of financial derivative instruments outstanding at June 30, 2000.

     At June 30, 2000, PPL's potential annual exposure to increased interest expense due to a 10% increase in interest rates was estimated at $7 million.

     PPL is also exposed to changes in the fair value of its debt portfolio. At June 30, 2000, PPL estimated that its potential exposure to a change in the fair value of its debt portfolio through a 10% adverse movement in interest rates was about $53 million.

     PPL utilizes various risk management instruments to reduce its exposure to adverse interest rate movements for future anticipated financings. While PPL is exposed to changes in the fair value of these instruments, they are designed such that any economic loss in value should be offset by interest rate savings at the time the future anticipated financing is completed. At June 30, 2000, PPL estimated that its potential exposure to a change in the fair value of these instruments, through a 10% adverse movement in interest rates, was about $23 million.

     Market events that are inconsistent with historical trends could cause actual results to differ from estimated levels.

     Nuclear Decommissioning Fund - Securities Price Risk

     PPL Electric Utilities has maintained trust funds, as required by the NRC, to fund certain costs of decommissioning Susquehanna. At June 30, 2000, these funds were invested primarily in domestic equity securities and fixed-rate, fixed-income securities and are reflected at fair value on the Consolidated Balance Sheet. The mix of securities is designed to provide returns to be used to fund Susquehanna's decommissioning and to compensate for inflationary increases in decommissioning costs. However, the equity securities included in the trusts are exposed to price fluctuation in equity markets, and the value of fixed-rate, fixed-income securities are exposed to changes in interest rates. PPL Electric Utilities actively monitors the investment performance and periodically reviews asset allocation in accordance with its nuclear decommissioning trust policy statement. At June 30, 2000, a 10% increase in interest rates and a 10% decrease in equity prices would have resulted in an estimated $18 million reduction in the fair value of the trust assets.

     Effective July 1, 2000, the nuclear decommissioning fund will be maintained by PPL Susquehanna, LLC.

ACQUISITIONS

     Refer to Note 8 to the Financial Statements for information regarding acquisitions.

     At June 30, 2000, PPL Global had investments in foreign and domestic facilities, including consolidated investments in Emel/EC, DelSur, and Penobscot Hydro. See Note 5 for information on PPL Global's unconsolidated investments. PPL Global continues to pursue opportunities to develop and acquire electric generation, transmission and distribution facilities in the U.S. and abroad. In addition to the specific acquisition activity discussed in Note 8, PPL Global has continued developing energy projects in Connecticut, Pennsylvania and Arizona.

FINANCING ACTIVITIES

     In February 2000, PPL Capital Funding issued $500 million of medium-term notes in the form of 7.75% Series due 2005. In June 2000, PPL Capital Funding issued an additional $300 million of medium-term notes in the form of 8.375% Series due 2007. These issuances used $800 million of the $1.2 billion SEC shelf registration filed in September 1999. At the time of these issuances, PPL also settled $430 million of swaps related to the February medium-term note issuance, and $350 million related to the June medium-term note issuance. These swap had been entered into in a lower interest rate environment as a means to lock-in interest rates and limit exposure to increasing interest rates, all pursuant to PPL's interest rate risk management program. PPL received net proceeds of $16 million from the February settlement of these contracts and $10 million from the June settlement of these contracts, which were deferred on the balance sheet and are being amortized over the life of the medium-term notes. The effective interest rate on the medium-term notes was reduced by approximately 75 basis points as a result of the February hedging activity and approximately 63 basis points from the June hedging activity.

     In April and June 2000, PPL unwound $450 million of swaps in order to adjust the amount of floating-rate debt carried in its liability portfolio, with PPL receiving a payment of approximately $5 million.

     In February 2000, the PPL Board of Directors declared a quarterly common stock dividend of $.265 per share payable April 1, 2000. The amount of this dividend represents an increase of 6% from the amount of the quarterly dividend ($.25 per share) that had been paid since October 1, 1998. Future dividends, declared at the discretion of the Board of Directors, will be dependent upon future earnings, financial requirements and other factors.

     In April 2000, PPL Electric Utilities redeemed and retired all of its outstanding First Mortgage Bonds, 9-1/4% Series due 2019, at the par value of $27.6 million through the maintenance and replacement fund provisions of its Mortgage. In June 2000, PPL Electric Utilities paid and retired all of its outstanding First Mortgage Bonds, 6% Series due 2000, at the par value of $125 million.

     In July 2000, PPL Montana completed the sale of its investment in the Colstrip coal-fired plant to owner lessors, who will lease the assets back to PPL Montana under a 36-year operating lease. The proceeds from the sale were approximately $410 million, with a deferred gain recorded that was not significant. PPL Montana used proceeds from the operating lease transaction to repay borrowings under its credit facilities, and make distributions to its post-realignment parent, PPL Generation.

FINANCING AND LIQUIDITY

     Cash and cash equivalents increased by $116 million less during the six months ended June 30, 2000, compared with the same period in 1999. The reasons for this change were:

     .    A $33 million decrease in cash provided by operating activities.

     . A $382 million increase in cash used in investing activities, primarily due to PPL Global's acquisition of an 84.7 percent interest in CEMAR.

     . A $299 million increase in cash provided by financing activities. This increase was due to additional issuance of medium-term notes, offset by the termination of the nuclear fuel lease and an increase in retirement of long-term debt.

FINANCIAL INDICATORS

     Earnings for the twelve months ended June 30, 2000 and 1999 were impacted by one-time adjustments, which are listed in the "Earnings" discussion in the Results of Operations of PPL's Form 10-K for the year ended December 31, 1999. The following financial indicators reflect the elimination of these impacts from earnings, and provide an additional measure of the underlying earnings performance of PPL and its subsidiaries:


                                             12 Months Ended June 30,
                                                   2000      1999
                                                 ------    ------
Earnings per share, as adjusted                  $ 2.80    $ 2.12

Return on average common equity                   25.18%    12.61%

Ratio of pre-tax income to interest charges        2.94      3.23

Dividends declared per share                     $ 1.03    $ 1.00

ENVIRONMENTAL MATTERS

     See Note 9 to Financial Statements for a discussion of environmental matters.

INCREASING COMPETITION

     The electric utility industry has experienced, and will continue to experience, a significant increase in the level of competition in the energy supply market at both the state and federal level. Refer to PPL's 1999 Form 10-K for a discussion of state and federal activities in this regard.

     PPL EnergyPlus is serving industrial and commercial customers in Pennsylvania, New Jersey, Delaware, Maine and Montana. PPL EnergyPlus is licensed to sell energy in Maryland and Massachusetts and has filed applications for such licenses in Connecticut and New York.

CORPORATE REALIGNMENT

     On July 1, 2000, PPL and PPL Electric Utilities completed a corporate realignment in order to effectively separate PPL Electric Utilities' regulated transmission and distribution businesses from its recently deregulated generation businesses and to better position the companies and their affiliates in the new competitive market place. The corporate realignment included the following key features:

     . PPL Electric Utilities transferred its generating and certain other related assets, along with associated liabilities, to new unregulated generating subsidiaries of PPL Generation. In connection with the transfer, PPL Energy Funding, the parent company of PPL Generation, assumed $670 million aggregate principal amount of PPL Electric Utilities' debt issued to affiliated companies.

     . PPL Electric Utilities also transferred assets constituting its wholesale energy marketing business, along with associated liabilities, to its wholly-owned subsidiary, PPL EnergyPlus, and transferred its interest in PPL EnergyPlus to PPL Energy Funding.

     . PPL Electric Utilities distributed, as a distribution on common stock in a "tax-free spin-off," all of the outstanding shares of stock of PPL Energy Funding to PPL, which resulted in PPL Energy Funding becoming a wholly-owned subsidiary of PPL.

     . PPL's independent power subsidiary, PPL Global, also transferred its U.S. electric generating subsidiaries to PPL Generation.

     . PPL Electric Utilities entered into power sales agreements with PPL EnergyPlus for the purchase of electricity to meet PPL Electric Utilities' obligations as a PLR for customers who have not selected an alternative supplier under the Customer Choice Act.

     As a result of the corporate realignment, PPL Electric Utilities' principal business is the transmission and distribution of electricity to serve retail customers in its franchised territory in eastern and central Pennsylvania; PPL Generation's principal business is owning and operating U.S. generating facilities through various subsidiaries; PPL EnergyPlus' principal business is wholesale and retail energy marketing; and PPL Global's principal business is the acquisition and development of both U.S. and international energy projects and ownership of international energy projects. PPL Energy Funding serves as the parent company for substantially all of PPL's unregulated businesses, including PPL Generation, PPL EnergyPlus and PPL Global. Other subsidiaries of PPL and PPL Electric Utilities are generally aligned in the new corporate structure according to their principal business functions.

     The corporate realignment followed receipt of various regulatory approvals, including approvals from the PUC, the FERC and the NRC.

     Exhibit 99 illustrates the relevant elements of the corporate organization immediately before and after realignment.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Reference is made to "Market Risk Sensitive Instruments," in Review of Financial Condition and Results of Operations.

              PPL ELECTRIC UTILITIES CORPORATION AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS

   In the opinion of PPL Electric Utilities, the unaudited financial statements included herein reflect all adjustments necessary to present fairly the Consolidated Balance Sheet as of June 30, 2000 and December 31, 1999, and the Consolidated Statement of Income and Consolidated Statement of Cash Flows for the periods ended June 30, 2000 and 1999. All nonutility operating transactions are included in "Other Income" in PPL Electric Utilities' Consolidated Statement of Income.


CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
(Millions of Dollars)
                                                             Three Months            Six Months
                                                             Ended June 30,         Ended June 30,
                                                           -------------------    -------------------
                                                             2000       1999        2000       1999
                                                           --------   --------    --------   --------
OPERATING REVENUES
  Electric............................................     $    598   $    584    $  1,320   $  1,251
  Natural gas.........................................           10          1          21          2
  Wholesale energy marketing and trading..............          394        335         782        631
  Energy related businesses...........................            4          3          10          7
                                                           --------   --------    --------   --------
  Total...............................................        1,006        923       2,133      1,891
                                                           --------   --------    --------   --------
OPERATING EXPENSES
  Operation
    Electric fuel.....................................           88         97         200        220
    Energy purchases for retail load and wholesale....          388        347         779        613
    Other.............................................           91        130         226        277
    Amortization of recoverable transition costs......           46         41         109         86
  Maintenance.........................................           67         57         106         95
  Depreciation and amortization.......................           58         59         116        117
  Taxes, other than income............................           44         41          99         91
  Energy related businesses...........................            7          3          13          7
                                                           --------   --------    --------   --------
  Total...............................................          789        775       1,648      1,506
                                                           --------   --------    --------   --------
Operating Income......................................          217        148         485        385
                                                           --------   --------    --------   --------
Other Income - Net....................................           12         15          23         22
                                                           --------   --------    --------   --------
Income Before Interest and Income Taxes...............          229        163         508        407

Interest Expense......................................           64         48         125         96
                                                           --------   --------    --------   --------
Income Before Income Taxes............................          165        115         383        311

Income Taxes..........................................           63         42         144        118
                                                           --------   --------    --------   --------
Net Income Before Dividends on Preferred stock........          102         73         239        193

Dividends on Preferred Stock..........................            7         12          13         24
                                                           --------   --------    --------   --------
Earnings Available to PPL Corporation.................     $     95   $     61    $    226   $    169
                                                           ========   ========    ========   ========

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
PPL ELECTRIC UTILITIES CORPORATION AND SUBSIDIARIES
(Unaudited)
(Millions of Dollars)
                                                            Six Months
                                                           Ended June 30,
                                                         -------------------
                                                           2000       1999
                                                         --------   --------
NET CASH PROVIDED BY OPERATING ACTIVITIES.............    $  258     $  241

CASH FLOWS FROM INVESTING ACTIVITIES
  Expenditures for property, plant and equipment........    (155)      (142)
  Sale of nuclear fuel to trust.........................      27         14
  Repayment from (loan to) parent and its affiliates....       6        (12)
  Other investing activities - net......................                  3
                                                         --------   --------
    Net cash used in investing activities...............    (122)      (137)
                                                         --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Retirement of long-term debt..........................    (275)
  Termination of nuclear fuel lease.....................    (154)
  Payments on capital lease obligation..................     (11)       (26)
  Payment of common and preferred dividends.............     (51)      (141)
  Net increase in short-term debt.......................     466        164
                                                         --------   --------
    Net cash used in financing activities...............     (25)        (3)
                                                         --------   --------
Net Increase in Cash and Cash Equivalents...............     111        101
Cash and Cash Equivalents at Beginning of Period........      52         31
                                                         --------   --------
Cash and Cash Equivalents at End of Period..............  $  163     $  132
                                                         ========   ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest (net of amount capitalized)................  $  117     $  103
    Income taxes........................................  $  137     $  122


The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEET
PPL ELECTRIC UTILITIES CORPORATION AND SUBSIDIARIES
(Millions of Dollars)


                                                                  June 30,       December 31,
                                                                    2000             1999
                                                                 (Unaudited)      (Audited)
                                                                 -----------     ------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents...................................     $   163          $    52
  Accounts receivable (less reserve:  2000, $25; 1999, $18)...         296              274
  Unbilled revenues...........................................         334              275
  Fuel, materials and supplies - at average cost..............         175              175
  Prepayments.................................................         122               87
  Unrealized energy trading gains.............................         106               26
  Other.......................................................          86               78
                                                                 -----------     ------------
                                                                     1,282              967
                                                                 -----------     ------------
INVESTMENTS
  Loan to parent and its affiliates...........................         483              489
  Nuclear plant decommissioning trust fund....................         269              255
  Investment in unconsolidated affiliate at equity............          17               17
  Other.......................................................          14               15
                                                                 -----------     ------------
                                                                       783              776
                                                                 -----------     ------------
PROPERTY, PLANT AND EQUIPMENT
  Electric utility plant in service - net
    Transmission and distribution.............................       2,194            2,193
    Generation................................................       1,653            1,620
    General...................................................         211              208
                                                                 -----------     ------------
                                                                     4,058            4,021
  Construction work in progress - at cost.....................         136              139
  Nuclear fuel owned and leased - net.........................         123              139
                                                                 -----------     ------------
    Electric utility plant - net..............................       4,317            4,299
  Gas and oil utility plant - net.............................          25               26
  Other property - net........................................          21               20
                                                                 -----------     ------------
                                                                     4,363            4,345
                                                                 -----------     ------------
REGULATORY ASSETS AND OTHER NONCURRENT ASSETS
  Recoverable transition costs................................       2,538            2,647
  Other.......................................................         354              357
                                                                 -----------     ------------
                                                                     2,892            3,004
                                                                 -----------     ------------
                                                                   $ 9,320          $ 9,092
                                                                 ===========     ============

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEET
PPL ELECTRIC UTILITIES CORPORATION AND SUBSIDIARIES
(Millions of Dollars)
                                                                                                 June 30,     December 31,
                                                                                                   2000          1999
                                                                                                (Unaudited)    (Audited)
                                                                                                -----------   ------------
LIABILITIES AND EQUITY

CURRENT LIABILITIES
  Short-term debt............................................................................      $  276         $  183
  Short-term debt payable to affiliates of parent............................................         373
  Long-term debt.............................................................................         234            352
  Capital lease obligation...................................................................                         58
  Above market NUG contracts.................................................................          96             99
  Accounts payable...........................................................................         302            284
  Taxes and interest accrued.................................................................         118            116
  Dividends payable..........................................................................          45              6
  Unrealized energy trading losses...........................................................         105             28
  Other......................................................................................          92            162
                                                                                                -----------   ------------
                                                                                                    1,641          1,288
                                                                                                -----------   ------------
LONG-TERM DEBT...............................................................................       2,997          3,153
                                                                                                -----------   ------------
DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES
     Deferred income taxes and investment tax credits........................................       1,519          1,528
     Above market NUG purchases..............................................................         627            674
     Capital lease obligation................................................................                         67
     Other...................................................................................         743            739
                                                                                                -----------   ------------
                                                                                                    2,889          3,008
                                                                                                -----------   ------------

COMMITMENTS AND CONTINGENT LIABILITIES....................................................      -----------   ------------

COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF
  SUBSIDIARY TRUST HOLDING SOLELY COMPANY DEBENTURES.........................................         250            250
                                                                                                -----------   ------------
PREFERRED STOCK
    With sinking fund requirements...........................................................          47             47
    Without sinking fund requirements........................................................          50             50
                                                                                                -----------   ------------
                                                                                                       97             97
SHAREOWNER'S COMMON EQUITY
    Common stock.............................................................................       1,476          1,476
    Additional paid-in capital...............................................................          55             55
    Treasury stock...........................................................................        (632)          (632)
    Earnings reinvested......................................................................         569            419
    Accumulated other comprehensive income...................................................          (6)            (6)
    Capital stock expense and other..........................................................         (16)           (16)
                                                                                                -----------   ------------
                                                                                                    1,446          1,296
                                                                                                -----------   ------------
                                                                                                   $9,320         $9,092
                                                                                                ===========   ============

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF SHAREOWNER'S COMMON EQUITY
PPL ELECTRIC UTILITIES CORPORATION AND SUBSIDIARIES
(Unaudited)
(Millions of Dollars)

                                                                        For the Three Months Ended        For the Six Months Ended
                                                                                  June 30,                       June 30,
                                                                        --------------------------        ------------------------
                                                                           2000           1999               2000          1999
                                                                        ------------  ------------        ---------  -------------
Common stock at beginning of period...................................   $  1,476      $  1,476           $  1,476    $  1,476
                                                                        ------------  ------------        ---------  -------------
Common stock at end of period.........................................      1,476         1,476              1,476       1,476
                                                                        ------------  ------------        ---------  -------------
Additional paid-in capital at beginning of period.....................         55            70                 55          70
                                                                        ------------  ------------        ---------  -------------
Additional paid-in capital at end of period...........................         55            70                 55          70
                                                                        ------------  ------------        ---------  -------------
Treasury stock at beginning of period.................................       (632)                            (632)
                                                                        ------------  ------------        ---------  -------------
Treasury stock at end of period.......................................       (632)                            (632)
                                                                        ------------  ------------        ---------  -------------
Earnings reinvested at beginning of period............................        512           241                419         210
     Net income (b)...................................................         95            61                226         169
     Cash dividends declared on common stock..........................        (38)          (40)               (76)       (117)
                                                                        ------------  ------------        ---------  -------------
Earnings reinvested at end of period..................................        569           262                569         262
                                                                        ------------  ------------        ---------  -------------
Accumulated other comprehensive income at beginning of period.........         (6)           (6)                (6)         (6)
                                                                        ------------  ------------        ---------  -------------
Accumulated other comprehensive income at end of period...............         (6)           (6)                (6)         (6)
                                                                        ------------  ------------        ---------  -------------
Capital stock expense at beginning of period..........................        (16)          (20)               (16)        (20)
                                                                        ------------  ------------        ---------  -------------
Capital stock expense at end of period................................        (16)          (20)               (16)        (20)
                                                                        ------------  ------------        ---------  -------------
Total Shareowner's Common Equity......................................   $  1,446      $  1,782           $  1,446    $  1,782
                                                                        ============  ============        =========  =============
Common stock shares (thousands) at beginning of period (a)............    102,230       157,300            102,230     157,300
                                                                        ------------  ------------        ---------  -------------
Common stock shares at end of period..................................    102,230       157,300            102,230     157,300
                                                                        ============  ============        =========  =============
(a)  No par value.  170,000 thousand shares authorized.  All common shares of PPL Electric Utilities stock are owned by PPL.
(b)  Statement of Comprehensive Income:
     Net income.......................................................   $     95      $     61           $    226    $    169
     Total other comprehensive income.................................
                                                                        ------------  ------------        ---------  -------------
     Comprehensive Income.............................................   $     95      $     61           $    226    $    169
                                                                        ============  ============        =========  =============

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

                       PPL ELECTRIC UTILITIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Terms and abbreviations appearing in Notes to Consolidated Financial Statements are explained in the glossary.

1.  INTERIM FINANCIAL STATEMENTS

     Certain information in footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, has been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the SEC. These financial statements should be read in conjunction with the financial statements and notes included in PPL Electric Utilities' Annual Report to the SEC on Form 10-K for the year ended
December 31, 1999.

     Certain amounts in the June 30, 1999 and December 31, 1999 financial statements have been reclassified to conform to the presentation in the June 30, 2000 financial statements.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

LEASES

     In March 2000, PPL Electric Utilities terminated its nuclear fuel lease and repurchased $154 million of nuclear fuel from the lessor energy trust. In
July 2000, all nuclear fuel was transferred to PPL Susquehanna, LLC, the new unregulated nuclear generating subsidiary of PPL Generation, in connection with the corporate realignment. See Note 6 for additional information.

3.  CREDIT ARRANGEMENTS AND FINANCING ACTIVITIES

     PPL Electric Utilities issues commercial paper. At June 30, 2000, PPL Electric Utilities had $272 million of commercial paper outstanding at interest rates ranging from 7.01% to 7.40% per annum. At June 30, 2000, PPL Electric Utilities also had $373 million of notes payable to a subsidiary of PPL.

     In order to enhance liquidity, PPL Electric Utilities, PPL Capital Funding and PPL (as guarantor for PPL Capital Funding) share a 364-day $750 million credit facility and a five-year $300 million credit facility, each with a group of banks. At June 30, 2000, no borrowings were outstanding under either facility.

4.  COMMITMENTS AND CONTINGENT LIABILITIES

NUCLEAR INSURANCE

     PPL Electric Utilities is a member of certain insurance programs which provide coverage for property damage to members' nuclear generating stations. Facilities at the Susquehanna station are insured against property damage losses up to $2.75 billion under these programs. PPL Electric Utilities is also a member of an insurance program which provides insurance coverage for the cost of replacement power during prolonged outages of nuclear units caused by certain specified conditions. Under the property and replacement power insurance programs, PPL Electric Utilities could be assessed retroactive premiums in the event of the insurers' adverse loss experience. At June 30, 2000, the maximum amount PPL Electric Utilities could be assessed under these programs was about $24 million.

     PPL Electric Utilities' public liability for claims resulting from a nuclear incident at the Susquehanna station is limited to about $9.7 billion under provisions of The Price Anderson Amendments Act of 1988. PPL Electric Utilities is protected against this liability by a combination of commercial insurance and an industry assessment program. In the event of a nuclear incident at any of the reactors covered by The Price Anderson Amendments Act of 1988, PPL Electric Utilities could be assessed up to $168 million per incident, payable at a rate of $20 million per year, plus an additional 5% surcharge, if applicable.

     In connection with the corporate realignment, effective July 1, 2000, ownership and operation of the Susquehanna nuclear station was transferred to PPL Susquehanna, LLC, which became the insured under these programs.

ENVIRONMENTAL MATTERS

     Air

     The Clean Air Act deals, in part, with acid rain, attainment of federal ambient ozone standards and toxic air emissions. PPL Electric Utilities is in compliance with these provisions.

     During 1999, PPL Electric Utilities achieved seasonal (May-June) NOx reductions to 55% from 1990 levels in response to the DEP's rule implementing the Northeast Ozone Transport Region's Memorandum of Understanding (OTR MOU). These reductions were achieved with operational initiatives that rely, to a large extent, on the low NOx burners installed in compliance with the acid rain requirements.

     The DEP is close to finalizing regulations requiring further seasonal (May-
June) NOx reductions to 80% from 1990 levels starting in 2003. These further reductions are based on the requirements of the OTR MOU and two EPA ambient ozone initiatives: the September 1998 EPA SIP-call (i.e., EPA's requirement for states to revise their SIPs) issued under Section 110 of the Clean Air Act, requiring reductions from 22 eastern states, including Pennsylvania; and the EPA's approval of petitions filed by Northeastern states requiring reductions from sources in 12 Northeastern states and Washington D.C., including PPL Electric Utilities' sources. The EPA's SIP-call was, in large measure, upheld by the D. C. Circuit Court of Appeals. It is expected that the 2003 NOx reductions will be achieved with the recent installation of SCR technology on the Montour units and possibly SCR or SNCR on a Brunner Island unit.

     The EPA has also developed new standards for ambient levels of fine particulates. These standards were challenged and remanded to the EPA by the D.C. Circuit Court in 1999. The new particulates standard, if finalized, may require further reductions in SO2 and may expand the planned seasonal NOx reductions at PPL Electric Utilities to year-round commencing in 2010-2012.

     Under the Clean Air Act, the EPA has been studying the health effects of hazardous air emissions from power plants and other sources, in order to determine what should be regulated. The EPA has concluded that mercury is the power plant air toxin of greatest concern, and the EPA must determine by the end of this year whether it must be regulated. The EPA has obtained mercury and chlorine sampling and other data from electric generating units, including those operated by PPL Electric Utilities, in order to make this determination.

     In 1999, the EPA initiated enforcement actions against eight utilities, asserting that older, coal-fired power plants operated by those utilities have, over the years, been modified in ways that subject them to more stringent "New Source" requirements under the Clean Air Act. The EPA recently issued notices of violation to two additional utilities. The EPA also has threatened similar enforcement action with respect to plants operated by other unnamed utilities, as well as facilities in other industries. PPL Electric Utilities at this time is unable to predict whether such EPA enforcement actions will be brought with respect to any of the plants transferred to PPL Generation effective July 1, 2000. Compliance with any such EPA enforcement actions could result in additional capital and operating expenses in amounts which are not now determinable, but which could be significant.

     The EPA is also proposing to revise its regulations in a way that will require power plants to meet "New Source" performance standards and/or undergo "New Source" review for many maintenance and repair activities that are currently exempted as routine.

     Expenditures to meet the 2000 acid rain and 2003 NOx reduction requirements are included in the table of projected construction expenditures in the section entitled "Financial Condition - Capital Expenditure Requirements" in the Review of the Financial Condition and Results of Operations in the 1999 10-K. It is currently expected that additional capital expenditures and operating costs for environmental compliance under the Clean Air Act will be incurred beyond 2002 in amounts which are not now determinable, but which could be significant.

     Water and Residual Waste

     The final NPDES permit for the Montour plant contains stringent limits for iron and chlorine discharges. Depending on the results of a toxic reduction study, additional water treatment facilities or operational changes may be needed at this station.

     Capital expenditures through the year 2003 to correct groundwater degradation at fossil-fueled generating stations, and to address waste water control at facilities pursuant to DEP regulations are included in the table of construction expenditures in the section entitled "Financial Condition - Capital Expenditure Requirements" in the Review of the Financial Condition and Results of Operations in the 1999 10-K. Additional capital expenditures could be required beyond the year 2003 in amounts which are not now determinable, but which could be significant. Actions taken to correct groundwater degradation and to address waste water control are also expected to result in increased operating costs in amounts which are not now determinable, but which could be significant.

     Superfund and Other Remediation

     In 1995, PPL Electric Utilities entered into a consent order with the DEP to address a number of sites where PPL Electric Utilities may be liable for remediation. This may include potential PCB contamination at certain PPL Electric Utilities substations and pole sites; potential contamination at a number of coal gas manufacturing facilities formerly owned and operated by PPL Electric Utilities; and oil or other contamination which may exist at some of PPL Electric Utilities' former generating facilities. As of June 30, 2000, PPL Electric Utilities has completed work on approximately two-thirds of the sites included in the consent order.

     At June 30, 2000, PPL Electric Utilities had accrued approximately $6 million, representing the amount it estimates it will have to spend for site remediation, including those sites covered by its consent order mentioned above.

     General

     Due to the environmental issues discussed above or other environmental matters, PPL Electric Utilities and, effective July 1, 2000, PPL Generation, may be required to modify, replace or cease operating certain facilities to comply with statutes, regulations and actions by regulatory bodies or courts. In this regard, additional capital expenditures, operating expenses and other costs may be incurred in amounts which are not now determinable, but which could be significant.

GUARANTEES OF AFFILIATED COMPANIES

     At June 30, 2000, PPL Electric Utilities provided a guarantee in the amount of $12 million in support of an affiliated company.

5.  NEW ACCOUNTING STANDARDS

     In June 2000, the FASB issued SFAS 138 which amends certain implementation issues of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." PPL Electric Utilities intends to adopt SFAS 133 as amended by SFAS 137 and SFAS 138 as of January 1, 2001. The impact of adopting these statements on the net income and financial position of PPL Electric Utilities is not expected to be significant.

6.  CORPORATE REALIGNMENT

     On July 1, 2000, PPL and PPL Electric Utilities completed a corporate realignment in order to effectively separate PPL Electric Utilities' regulated transmission and distribution businesses from its recently deregulated generation businesses and to better position the companies and their affiliates in the new competitive market-place.

The realignment included PPL Electric Utilities' transfer of certain generation and related assets, along with the associated liabilities, to affiliates at book value. The net book value of this transfer, recorded as a distribution on common shares from PPL Electric Utilities to its parent, PPL, was $271 million. PPL Energy Funding, a holding company for substantially all of PPL's unregulated businesses, assumed $670 million of debt that PPL Electric Utilities had issued to other subsidiaries of PPL.

     As a result of the corporate realignment, PPL Electric Utilities' principal business is the transmission and distribution of electricity to serve retail customers in its franchised territory in eastern and central Pennsylvania.
Other subsidiaries of PPL and PPL Electric Utilities are generally aligned in the new corporate structure according to their principal business functions.

     The corporate realignment followed receipt of various regulatory approvals, including approvals from the PUC, the FERC, and the NRC.

                      PPL ELECTRIC UTILITIES CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion should be read in conjunction with the section entitled "Review of the Financial Condition and Results of Operations of PPL Electric Utilities Corporation" in PPL Electric Utilities' Annual Report to the SEC on Form 10-K for the year ended December 31, 1999. Terms and abbreviations appearing in Management's Discussion and Analysis of Financial Condition and Results of Operations are explained in the glossary.

                             RESULTS OF OPERATIONS

     The following discussion explains significant changes in principal items on the Consolidated Statement of Income comparing the three months and six months ended June 30, 2000, to the comparable periods in 1999.

     The Consolidated Statement of Income reflects the results of past operations and is not intended as any indication of the results of future operations. Future results of operations will necessarily be affected by various and diverse factors and developments, particularly the corporate realignment as discussed in Note 6. Furthermore, because results for interim periods can be disproportionately influenced by various factors and developments and by seasonal variations, the results of operations for interim periods are not necessarily indicative of results or trends for the year.

Earnings

     PPL Electric Utilities' earnings available to PPL were $95 million for the three months ended June 30, 2000. These earnings were $34 million, or about 56%, higher than the $61 million of earnings available to PPL during the second quarter of 1999. Comparing the first six months of 2000 to the same period in 1999, earnings available to PPL increased from $169 million to $226 million, or 34%.

     These earnings improvements were primarily due to increased margins on energy activities, an end of the one-year 4% rate reduction for delivery customers, and lower other operation expenses. These operating expense reductions included a gain on the sale of emission allowances, an insurance settlement for environmental liability coverage, lower pension and medical expenses, as well as decreased load dispatching costs.

     Additional earnings were also made available to PPL as a result of lower dividends based on fewer shares of outstanding preferred stock.

     The earnings improvements were partially offset by higher interest expense associated with the issuance of transition bonds in August 1999, to securitize the recovery of stranded costs.

ELECTRIC ENERGY SALES

     PPL Electric Utilities' electricity sales for 2000 and 1999 were as follows (millions of kWh):

                                         June 30, 2000 vs. June 30, 1999
                                         -------------------------------
                                       Three Months Ended   Six Months Ended
                                       ------------------   ----------------
                                         2000      1999      2000     1999
                                         -----     ----      ----     ----
Electricity delivered
 to retail customers by PPL (a)         7,851     7,673    17,303   16,866
Less:  Electricity supplied
 by others                              1,712     2,400     4,620    4,179
                                        -----     -----    ------   ------
Electricity supplied to retail
 customers by PPL as PLR                6,139     5,273    12,683   12,687
Electricity supplied to retail
 customers by PPL EnergyPlus            3,072     2,595     6,363    4,067
                                        -----     -----    ------   ------
Total electricity supplied to
 retail customers (a)                   9,211     7,868    19,046   16,754
Wholesale electricity sales             7,184     7,308    16,723   16,261

(a) Electricity for customers residing in PPL Electric Utilities' service territory who are receiving energy from PPL Electric Utilities or PPL EnergyPlus will be reflected in both of these categories.

     Beginning on January 1, 1999, Pennsylvania electric customers were allowed to choose their electricity supplier under the Customer Choice Act. Customers choosing an alternate supplier continue to have their electricity delivered by the utility that serves their territory.

     Electricity delivered to retail customers in the three months ended June 30, 2000, increased by 178 million kWh, or 2.3%, from the comparable period in 1999. This increase reflects higher usage by commercial and residential customers.

     Electricity delivered to retail customers in the six months ended June 30, 2000, increased by 437 million kWh, or 2.6%, from the comparable period in 1999. Again, higher usage by commercial and residential customers was the reason for the increase.

     Electricity supplied to retail customers increased by 1,343 million kWh, or 17.1%, when comparing the three months ended June 30, 2000, to the same period in 1999. During the second quarter of 2000, a smaller percentage of customers in PPL Electric Utilities' service territory obtained energy from a supplier other than PPL Electric Utilities, which increased the PLR load. Total electricity supplied has also increased as the competitive electricity supply market has expanded. PPL EnergyPlus is now in its second year of supplying electricity to customers throughout Pennsylvania, and began supplying electricity in 2000 to customers in New Jersey, Delaware, Montana and Maine.
PPL EnergyPlus is also a licensed electricity supplier in

Maryland and Massachusetts, and has filed for such licenses to serve customers in Connecticut and New York.

     Electricity supplied to retail customers increased by 2,292 million kWh, or 13.7%, when comparing the six months ended June 30, 2000, to the same period in 1999. Since PPL EnergyPlus markets to the commercial and industrial classes, they accounted for most of the increase.

     Wholesale electricity sales, which includes sales to other utilities and energy marketers through contracts, spot market transactions or power pool arrangements, decreased by 124 million kWh in the three months ended June 30, 2000, when compared to the same period in 1999. This decrease was the result of decreased activity of the Energy Marketing Center in the wholesale market and by the expiration of bulk power contracts.

     Wholesale electricity sales increased by 462 million kWh when comparing the six months ended June 30, 2000 to the same period in 1999. The increase was primarily the result of increased activity of the Energy Marketing Center in the wholesale market, offset somewhat by the expiration of bulk power contracts.

OPERATING REVENUES

Electric

     The increase (decrease) in revenues from electric operations was attributable to the following (millions of dollars):

                                          June 30, 2000 VS. June 30, 1999
                                          -------------------------------
                                       Three Months Ended   Six Months Ended
                                       ------------------   ----------------

PPL Electric Utilities
   Electric delivery                          $  6               $ 14
   PLR electric generation supply              (14)               (28)
PPL EnergyPlus - electric
    generation supply                           25                 82
   Other                                        (3)                 1
                                              ----               ----
                                              $ 14               $ 69
                                              ====               ====

     Operating revenues from retail electric operations increased by $14 million and $69 million for the three and six months ended June 30, 2000, respectively, when compared to the same periods in 1999. PPL EnergyPlus volumes have increased by 16% and 34% for the three and six months ended June 30, 2000, respectively, when compared to the same periods in 1999. This increase was primarily driven by PPL EnergyPlus' marketing efforts in Pennsylvania and surrounding states that have been implemented to secure end-use customers in these deregulated states. Also, PPL Electric Utilities' electric delivery revenues have increased, in part, due to the termination of a one-year, 4% rate reduction for electric delivery customers in Pennsylvania. Partially offsetting these increases was a decrease in PPL Electric Utilities' energy revenues as a PLR.

Natural Gas

     The increase in natural gas revenues of $9 million and $19 million for the three and six months ended June 30, 2000, respectively, when compared to the same periods in 1999 was attributable to higher retail sales by PPL EnergyPlus. This increase reflects intensified gas marketing efforts in 2000, and increased retail pricing attributed to higher wholesale gas commodity costs.

Wholesale Energy Marketing and Trading

     The increase (decrease) in revenues from wholesale energy marketing and trading activities was attributable to the following (millions of dollars):


                                         June 30, 2000 vs. June 30, 1999
                                         -------------------------------
                                       Three Months Ended  Six Months Ended
                                       ------------------  ----------------
PPL Electric Utilities
  Bilateral Sales                            $ 58              $137
  PJM                                          27                14
  Cost-based contracts                         (9)              (18)
  Gas & oil sales                             (19)               19
  Other                                         2                (1)
                                             ----              ----
                                             $ 59              $151
                                             ====              ====

     The change in PPL Electric Utilities' bilateral sales revenues in both periods reflects an increase in market pricing and energy sales to other counterparties.

ELECTRIC FUEL COSTS

     For the three and six months ended June 30, 2000, electric fuel costs decreased $9 million and $20 million compared with the same periods in 1999.
The decrease during both periods was attributed to lower generation because of the Holtwood plant closing in April 1999, the sale of the Sunbury plant in November 1999, and plant outages. In addition, lower nuclear fuel expense contributed to the six-month period decrease in electric fuel costs. During the first quarter of 1999, there was a charge of $5 million to accrue for the increase in estimated costs of dry cask canisters for the on-site spent fuel storage at the Susquehanna plant.

ENERGY PURCHASES

    Energy purchases for retail load and wholesale activities increased by $41 million during the three months ended June 30, 2000 compared with the same period in 1999. This increase was attributed to higher purchases to support PPL EnergyPlus' increased unregulated retail electric and gas sales. Also, higher per-unit prices for these purchases contributed to the increase in energy purchases, coupled with recognized losses on certain long-term forward transactions.

    Energy purchases for the six months ended June 30, 2000 increased by $166 million compared with the same period in 1999. This increase was attributed to similar factors noted during the comparison of results for the second quarter.

OTHER OPERATION EXPENSES

     Other operation expenses decreased by $39 million and $51 million for the three and six months ended June 30, 2000, respectively, when compared with the same periods in 1999.

     The decrease for the three months ended June 30, 2000, was primarily due to gains on the sale of emission allowances, an insurance settlement coverage for past and potential future environmental liabilities and decreases in pension plan costs and medical expenses. These decreases were partially offset by an increase in wages.

     The decrease for the six months ended June 30, 2000, was due to the foregoing reasons, as well as decreases in load dispatching activities for system control and computer software development costs.

MAINTENANCE EXPENSES

     Maintenance expenses increased by $10 million and $11 million for the three and six months ended June 30, 2000, respectively, when compared with the same periods in 1999. The increases were due to higher maintenance costs at generating stations.

FINANCING COSTS

     Interest expense increased by $16 million and $29 million, respectively, for the three months and six months ended June 30, 2000, compared with the same periods in 1999. These increases were primarily due to the issuance of transition bonds in August 1999, partially offset by the retirement of first mortgage bonds in April and June 2000.

     Dividends on preferred stock decreased by $5 million and $11 million during the three and six months ended June 30, 2000, compared with the same periods in 1999. These decreases were the result of PPL Electric Utilities acquiring $380 million of its preferred stock that had been held by PPL. PPL Electric Utilities acquired this preferred stock in August 1999, using a portion of the proceeds from securitization.

INCOME TAXES

     Income taxes increased by $21 million and $26 million for the three and six months ended June 30, 2000, respectively, when compared to the same periods in 1999. These changes were primarily due to increases in PPL Electric Utilities' pre-tax book income.

                              Financial Condition

ENERGY MARKETING AND TRADING ACTIVITIES

     PPL Electric Utilities purchases and sells electric capacity and energy at the wholesale level under its FERC market-based tariff. PPL Electric Utilities has entered into agreements to sell firm capacity or energy under its market-based tariff to certain entities located inside and outside of the PJM power pool. PPL Electric Utilities enters into these agreements to market available energy and capacity from its generating assets and to profit from market price fluctuations. PPL Electric Utilities is actively managing its portfolio to attempt to capture the opportunities and limit its exposure to volatile prices. PPL Electric Utilities also purchases and sells energy futures contracts as well as other commodity-based financial instruments in accordance with its risk management objectives and strategies.

MARKET RISK SENSITIVE INSTRUMENTS

     Commodity Price Risk

     PPL Electric Utilities uses various methodologies to simulate forward price curves in the energy markets to estimate the size and probability of changes in market value resulting from commodity price movements. The methodologies require several key assumptions, including selection of confidence levels, the holding period of the commodity positions, and the depth and applicability to future periods of historical commodity price information. As of June 30, 2000, PPL Electric Utilities estimated that a 10% adverse movement in market prices could have decreased the value of its trading portfolio by approximately $1 million. For PPL Electric Utilities' non-trading portfolio, a 10% adverse movement in market prices across all geographic areas and time periods could have decreased the value of its non-trading portfolio by approximately $24 million at June 30, 2000. However, this would have been offset by an inverse change in the value of the underlying commodity, the electricity generated. In addition to commodity price risk, PPL Electric Utilities' commodity positions are also subject to operational and event risks such as increases in load demand and forced outages at generating plants.

     During the second quarter, PPL purchased Transmission Congestion Contracts (TCC's) in the New York Independent System Operator (ISO) region. These contracts extend in terms of up to two years and are based upon the marginal cost of congestion (MCC) between direction specific zonal areas. If the MCC differs between these two areas PPL will either receive revenue or incur expense. Since there is no active secondary market for TCC's, price risk cannot currently be assessed.

     In Connection with the corporate realignment, effective July 1, 2000 the commodity positions of PPL Electric Utilities were transferred to PPL EnergyPlus.

Interest Rate Risk

     PPL Electric Utilities has issued debt to finance its operations, which increases interest rate risk. At June 30, 2000, PPL Electric Utilities' potential annual exposure to increased interest expense due to a 10% increase in interest rates was estimated at $5 million.

     PPL Electric Utilities is also exposed to changes in the fair value of its debt portfolio. At June 30, 2000, PPL Electric Utilities estimated that its potential exposure to a change in the fair value of its debt portfolio, through a 10% adverse movement in interest rates, was about $12 million.

     Market events that are inconsistent with historical trends could cause actual results to differ from estimated levels.

Nuclear Decommissioning Fund - Securities Price Risk

     PPL Electric Utilities has maintained trust funds, as required by the NRC, to fund certain costs of decommissioning Susquehanna. At June 30, 2000, these funds were invested primarily in domestic equity securities and fixed-rate, fixed-income securities and are reflected at fair value on the Consolidated Balance Sheet. The mix of securities is designed to provide returns to be used to fund Susquehanna's decommissioning and to compensate for inflationary increases in decommissioning costs. However, the equity securities included in the trusts are exposed to price fluctuation in equity markets, and the value of fixed-rate, fixed-income securities are exposed to changes in interest rates. PPL Electric Utilities actively monitors the investment performance and periodically reviews asset allocation in accordance with its nuclear decommissioning trust policy statement. At June 30, 2000, a 10% increase in interest rates and 10% decrease in equity prices would have resulted in an estimated $18 million reduction in the fair value of the trust assets.

     Effective July 1, 2000, the nuclear decommissioning fund will be maintained by PPL Susquehanna, LLC.

FINANCING ACTIVITIES

     In April 2000, PPL Electric Utilities redeemed and retired all of its outstanding First Mortgage Bonds, 9-1/4% Series due 2019, at the par value of $27.6 million through the maintenance and replacement fund provisions of its Mortgage. In June 2000, PPL Electric Utilities paid and retired all of its outstanding first mortgage bonds, 6% Series due 2000, at the par value of $125 million.

FINANCING AND LIQUIDITY

     Cash and cash equivalents increased by an additional $10 million during the six months ended June 30, 2000, compared with the same period in 1999. The reasons for this change were:

     .    A $17 million increase in cash provided by operating activities.

     . A $15 million decrease in cash used in investing activities, primarily due to an increase in proceeds from the sales of nuclear fuel to the trust, prior to the termination of the nuclear fuel lease.

     . A $22 million increase in cash used in financing activities. This increase was due to greater retirement of long-term debt, and the termination of the nuclear fuel lease. These net financing outflows were partially offset by additional issuance of short-term debt, and a decrease in payments of common and preferred dividends.

FINANCIAL INDICATORS

     Earnings for the twelve months ended June 30, 2000 and 1999 were impacted by one-time adjustments and restructuring impacts, which are listed in the "Earnings" discussion in the Results of Operations of and the Form 10-K for the year ended December 31, 1999. The following financial indicators for PPL Electric Utilities reflect the elimination of these impacts from earnings, and provide an additional measure of the underlying earnings performance of PPL Electric Utilities and its subsidiaries:


                                               12 Months Ended June 30,
                                               ------------------------
                                                  2000          1999
                                                 ------        ------
Earnings available to PPL
  (adjusted, in millions)                        $ 394          $ 322

Ratio of pre-tax income to interest charges       3.47           3.87

ENVIRONMENTAL MATTERS

     See Note 4 to Financial Statements for a discussion of environmental matters.

INCREASING COMPETITION

     The electric utility industry has experienced, and will continue to experience, a significant increase in the level of competition in the energy supply market at both the state and federal level. Refer to PPL Electric Utilities' 1999 Form 10-K for a discussion of state and federal activities in this regard.

     PPL EnergyPlus is serving industrial and commercial customers in Pennsylvania, New Jersey, Delaware, Maine and Montana. PPL EnergyPlus is licensed to sell energy in Maryland and Massachusetts and has filed applications for such licenses in Connecticut and New York.

CORPORATE REALIGNMENT

     On July 1, 2000, PPL and PPL Electric Utilities completed a corporate realignment in order to effectively separate PPL Electric Utilities' regulated transmission and distribution businesses from its recently deregulated generation businesses and better position the companies and their affiliates in the new competitive market-place. The corporate realignment included the following key features:

     . PPL Electric Utilities transferred its generating and certain other related assets, along with associated liabilities, to new unregulated generating company subsidiaries of PPL Generation. In connection with the transfer, PPL Energy Funding, the parent company of PPL Generation, assumed $670 million aggregate principal amount of PPL Electric Utilities' debt issued to affiliated companies.

     . PPL Electric Utilities also transferred assets constituting its wholesale energy marketing business, along with associated liabilities, to its wholly-owned subsidiary, PPL EnergyPlus, and transferred its interest in PPL EnergyPlus to PPL Energy Funding.

     . PPL Electric Utilities distributed, as a distribution on common stock in a "tax-free spin-off," all of the outstanding shares of stock of PPL Energy Funding to PPL, which resulted in PPL Energy Funding becoming a wholly-owned subsidiary of PPL.

     . PPL Electric Utilities entered into power sales agreements with PPL EnergyPlus for the purchase of electricity to meet PPL Electric Utilities' obligations as a PLR for customers who have not selected an alternative supplier under the Customer Choice Act.

     As a result of the corporate realignment, PPL Electric Utilities' principal business is the transmission and distribution of electricity to serve retail customers in its franchised territory in eastern and central Pennsylvania.
Other subsidiaries of PPL and PPL Electric Utilities are generally aligned in the new corporate structure according to their principal business functions.

     The corporate realignment followed receipt of various regulatory approvals, including approvals from the PUC, the FERC and the NRC.

PPL Electric Utilities Corporation
Unaudited Pro Forma Condensed Consolidated Financial Information

     The pro forma information that follows is presented to give effect to the corporate realignment on the balance sheet and income statement of PPL Electric Utilities. The pro forma results are based on certain assumptions and are not necessarily indicative of the results of operations which would actually have occurred if the transactions had occurred in such periods, or which may exist or occur in the future.

     The corporate realignment is described above. From the perspective of PPL Electric Utilities, the realignment involved the disposition and transfer of assets and liabilities associated with the generating and marketing portions of its existing business, as well as certain other corporate assets and liabilities. These assets and liabilities were transferred to unregulated subsidiaries of PPL, the parent of PPL Electric Utilities.

     Specifically, PPL Electric Utilities transferred generating, marketing and certain related assets (including its investments in PPL EnergyPlus, PPL Interstate Energy Company, Realty Company of Pennsylvania, and Pennsylvania Mines Corporation) and liabilities to its wholly-owned subsidiary, PPL Energy Funding. PPL Electric Utilities then distributed its investment in PPL Energy Funding to PPL in a "tax-free spin-off."

     PPL Electric Utilities also distributed other corporate assets (net of associated liabilities) to PPL, which PPL then contributed to PPL Services, a new subsidiary of PPL.

     The distribution reflects the transfer of these assets and liabilities at book value, and was recorded effective July 1, 2000. This distribution will be reflected in PPL Electric Utilities' Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

     The pro forma balance sheet gives effect to the distribution of PPL Electric Utilities' investment in PPL Energy Funding as if the distribution was made on June 30, 2000. The adjustments are applied to the balance sheet at June 30, 2000, as set forth in Item 1. The as-adjusted balances at June 30, 2000 reflect the pro forma balances for the remaining business of PPL Electric Utilities, principally the transmission and distribution of electricity to retail customers in its franchised territory in eastern and central Pennsylvania. The as-adjusted balance sheet also reflects the consolidated accounts of PPL Transition Bond Company, PPL Capital Trust and PPL Capital Trust II, and CEP Commerce, LLC.

     Pro forma adjustments are also provided to the income statement for the six months ended June 30, 2000. The adjustments are to the income statement as set forth in Item 1. The pro forma adjustments assume that the transfer was consummated at the beginning of the income statement period. The as-adjusted income statement is intended to reflect the pro forma consolidated operations of the remaining portions of PPL Electric Utilities.

PPL Electric Utilities Corporation and Subsidiaries
Pro Forma Condensed Consolidated Balance Sheet
June 30, 2000
(Millions of Dollars)

                                                           Pro Forma
                                           As Reported    Adjustments    As Adjusted
                                           ------------   -----------    -----------
                                           (Unaudited)
ASSETS
Current Assets                               $1,282        $  (404)       $  878
Investments                                     783           (578)          205
Property, Plant and Equipment                 4,363         (1,969)        2,394
Regulatory Assets and
 Other Noncurrent Assets                      2,892            (16)        2,876
                                             ------        -------        ------
                                             $9,320        $(2,967)       $6,353
                                             ======        =======        ======

LIABILITIES AND EQUITY

Current Liabilities                          $1,641        $  (767)       $  874
Long-term Debt                                2,997                        2,997
Deferred Credits and
 Other Noncurrent Liabilities                 2,889         (1,935)          954
Company-obligated mandatorily
 redeemable preferred securities
 of subsidiary trust holding
 solely company debentures                      250                          250
Preferred Stock                                  97                           97
Shareowner's Common Equity:
 Earnings Reinvested                            569           (271)          298
 Other Common Equity                            877              6           883
                                             ------        -------        ------
                                             $9,320        $(2,967)       $6,353
                                             ======        =======        ======


PPL Electric Utilities Corporation and Subsidiaries
Pro Forma Condensed Consolidated Statement of Income
For the Six Months Ended June 30, 2000
(Millions of Dollars)

                                                           Pro Forma
                                            As Reported   Adjustments   As Adjusted
                                            -----------   -----------   -----------
                                            (Unaudited)
Operating Revenues                           $2,133        $(1,062)       $1,071
Operating Expenses                            1,648           (813)          835
                                             ------        -------        ------
Operating Income                                485           (249)          236
Other Income                                     23            (15)            8
                                             ------        -------        ------
Income Before Interest and
 Income Taxes                                   508           (264)          244
Interest Expense                                125            (27)           98
Income Taxes                                    144            (95)           49
                                             ------        -------        ------
Income Before Dividends on
 Preferred Stock                             $  239        $  (142)       $   97
                                             ======        =======        ======

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Reference is made to "Market Risk Sensitive Instruments" in Review of Financial Condition and Results of Operations.

                              PPL CORPORATION AND
                    PPL ELECTRIC UTILITIES CORPORATION AND SUBSIDIARIES

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Reference is made to "Legal Proceedings" in PPL's and PPL Electric Utilities' Annual Report to the SEC on Form 10-K for the year ended December 31, 1999, and to the PPL and PPL Electric Utilities Notes to Consolidated Financial Statements for additional information regarding various pending administrative and judicial proceedings involving regulatory, environmental and other matters.

     Pursuant to changes in the Pennsylvania Public Utility Realty Tax Act ("PURTA") enacted in 1999, PPL Electric Utilities has filed a number of tax assessment appeals in various counties throughout its service territory. These appeals challenge existing local tax assessments, which now furnish the basis for payment of the PURTA tax on PPL Electric Utilities' properties. Also, as of January 1, 2000, generation facilities are no longer taxed under PURTA, and these local assessments will be used directly to determine local real estate tax liability for PPL Electric Utilities' power plants. PPL Electric Utilities has filed retroactive appeals for tax years 1998 and 1999, as permitted by the new law, as well as prospective appeals for 2000, as permitted under normal assessment procedures.

     Hearings on the appeals were held by the boards of assessment appeals in each county, and decisions have now been rendered by most counties. To the extent the appeals were denied or PPL Electric Utilities was not otherwise satisfied with the results, PPL Electric Utilities has filed further appeals from the board decisions with the appropriate county Courts of Common Pleas.

     Of all the pending proceedings, the most significant appeal concerns the assessed value of the Susquehanna nuclear station. The current county assessment of the Susquehanna station indicates a market value of $3.9 billion. However, based on Pennsylvania assessment law, PPL Electric Utilities contends that machinery and equipment used at the Susquehanna station are not part of the real estate subject to taxation. An independent appraiser for PPL Electric Utilities has estimated the market value of the taxable portion of the plant to be approximately $20 million.

     PPL Electric Utilities' appeal of the Susquehanna station assessment is currently pending in the Luzerne County Court of Common Pleas, and a trial date has been set for August 2000. As a result of these proceedings and potential appeals, a final determination of market value and the associated tax liability may not occur for several years.

     Based on the county market valuation of $3.9 billion, the Berwick Area School District (where the Susquehanna station is located) has issued a tax bill to PPL Electric Utilities for just under $25 million for the first six months of 2000 and another tax bill for about $47 million for its fiscal year 2000-2001. PPL Electric Utilities has also received a joint tax bill from the county and the municipality for another $22 million, which covers tax year 2000. On the basis of PPL Electric Utilities' appraisal, the School District would be entitled to receive about $250,000 in local taxes annually, and the county and the township combined would receive about

$123,000 annually. In July 2000, the School District submitted its own appraisal, which indicates a market value of the taxable portion of the plant of about $372 million. Based on this appraisal, the School District would be entitled to receive about $4.5 million dollars annually in local taxes and the county and township combined would receive about $2.2 million dollars annually.

     In the other assessment appeals pending in county courts, the local authorities have assessed PPL Electric Utilities' generating plants at an aggregate amount of about $330 million for tax year 2000, for a total tax liability of about $6.8 million. PPL Electric Utilities has estimated the aggregate market value of these plants at about $26 million for tax year 2000, for a total tax liability of about $454,000. As at the Susquehanna station, the School Districts involved in these proceedings have issued interim tax bills at levels which are disputed by PPL Electric Utilities. Final determinations of market value and associated tax liability may not occur for several years.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At PPL's Annual Meeting of Shareowners held on April 28, 2000, the shareowners:

     (1) Elected all four nominees for the office of director. The vote for all nominees was 113,260,010. The votes for individual nominees were as follows:


                                        Number Of Votes
                                        ---------------
                                 For         Withhold Authority
                                 ---         ------------------
     John W. Conway           113,530,967            2,437,964
     E. Allen Deaver          113,577,689            2,391,062
     Elmer D. Gates           113,260,010            2,708,921
     W. Keith Smith           113,448,121            2,520,810

     The vote to withhold authority for all nominees was 2,391,062.

     (2) Ratified the appointment of PricewaterhouseCoopers LLP as independent auditors for the year ended December 31, 2000. The vote was 113,696,261 in favor and 930,850 against, with 1,341,820 abstaining.

     At PPL Electric Utilities' Annual Meeting of Shareowners held on April 28, 2000, the shareowners:

     (1) Elected all four nominees for the office of director. The vote for all nominees was 102,230,382. The votes for individual nominees were as follows:
                                             Number of Votes For
                                             -------------------
     John W. Conway                             103,204,705
     E. Allen Deaver                            103,204,705
     Elmer D. Gates                             103,204,705
     W. Keith Smith                             103,204,705

     The vote to withhold authority for all nominees was 0.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

             4 - Supplemental Indenture No. 4 dated as of June 1, 2000, supplemental to the Indenture dated as of November 1, 1997 among PPL Capital Funding, Inc., PPL Corporation and the Chase Manhattan Bank.

             12a and 12b - Computation of Ratio of Earnings to Fixed Charges

             27 - Financial Data Schedule

             99 - Corporate Organization Before and After Realignment

     (b)  Reports on Form 8-K

     PPL Report dated May 19, 2000

     Item 5.  Other Events

          Press release dated May 19, 2000 regarding PPL's agreement to acquire an additional interest in the Conemaugh power plant.

          Press release dated May 25, 2000 regarding PPL's announcement to develop five generation facilities in Pennsylvania.

     PPL Report dated May 31, 2000

     Item 5.  Other Events

          Information regarding WPD's cash offer to purchase all of the ordinary share capital of Hyder plc.

     PPL Report date June 15, 2000

     Item 5.  Other Events

          Information regarding PPL Global's tender offer to purchase an 84.7 percent interest in CEMAR.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiaries.


                                     PPL CORPORATION
                                         (Registrant)

                                     PPL ELECTRIC UTILITIES CORPORATION
                                         (Registrant)



Date:  August 14, 2000        /s/         John R. Biggar
                              -----------------------------------------
                                          John R. Biggar
                                     Senior Vice President and
                                     Chief Financial Officer
                                         (PPL Corporation)
                                    (principal financial officer)


                              /s/          James E. Abel
                              -----------------------------------------
                                           James E. Abel
                                             Treasurer
                                (PPL Electric Utilities Corporation)
                                    (principal financial officer)