Form 10-Q
period 2000-09-30
PPL CORP
filed 2000-11-13
CIK 922224

                                 United States
                      Securities and Exchange Commission
                             Washington, DC  20549

                                   Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the quarterly period ended  September 30, 2000
                                    --------------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period from _______________ to _________________


Commission File         Registrant; State of Incorporation;     IRS Employer
    Number              Address; and Telephone No.           Identification No.
    ------              --------------------------           ------------------

    1-11459             PPL Corporation                          23-2758192
                        (Pennsylvania)
                        Two North Ninth Street
                        Allentown, PA  18101-1179
                        (610) 774-5151

    1-905               PPL Electric Utilities Corporation       23-0959590
                        (Pennsylvania)
                        Two North Ninth Street
                        Allentown, PA  18101-1179
                        (610) 774-5151


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

PPL Corporation                         Yes       X         No
                                           ---------------    ---------------

PPL Electric Utilities Corporation      Yes       X         No
                                           ---------------    ---------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

PPL Corporation                       Common stock, $.01 par value, 144,926,507
                                      shares outstanding at October 31, 2000,
                                      excluding 30,993,637 shares held as
                                      treasury stock
PPL Electric Utilities Corporation    Common stock, no par value, 102,230,382
                                      shares outstanding and all held by PPL
                                      Corporation at October 31, 2000, excluding
                                      55,070,000 shares held as treasury stock

                     (THIS PAGE LEFT BLANK INTENTIONALLY.)

                                PPL Corporation
                                      And
                      PPL Electric Utilities Corporation
                      ----------------------------------

                                   FORM 10-Q
                   FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                               Table of Contents
                               -----------------

                                                                         Page
                                                                         ----
GLOSSARY OF TERMS AND ABBREVIATIONS

FORWARD-LOOKING INFORMATION                                                1

PART I.  FINANCIAL INFORMATION

   PPL Corporation and Subsidiaries

      Item 1. Financial Statements

            Consolidated Statement of Income                               3

            Consolidated Statement of Cash Flows                           4

            Consolidated Balance Sheet                                     5

            Consolidated Statement of Shareowners' Common Equity           7

            Notes to Consolidated Financial Statements                     8

      Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations               22

      Item 3. Quantitative and Qualitative Disclosures
              About Market Risk                                           34

   PPL Electric Utilities Corporation and Subsidiaries

      Item 1. Financial Statements

            Consolidated Statement of Income                              37

            Consolidated Statement of Cash Flows                          38

            Consolidated Balance Sheet                                    39

            Consolidated Statement of Shareowner's Common Equity          41

            Notes to Consolidated Financial Statements                    42

      Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations               46

      Item 3. Quantitative and Qualitative Disclosures
              About Market Risk                                           63

PART II. OTHER INFORMATION

      Item 1. Legal Proceedings                                           64

      Item 6. Exhibit and Reports on Form 8-K                             65

SIGNATURES                                                                67

COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES                         68

                      GLOSSARY OF TERMS AND ABBREVIATIONS

CEMAR - Companhia Energetica do Maranhao, a PPL Global subsidiary which distributes electricity in Brazil.

CGE - Compania General Electricidad, SA, a distributor of energy in Chile and Argentina, in which PPL Global has an ownership interest.

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

Hyder - Hyder plc, a subsidiary of WPDL and owner of South Wales Electricity plc, Welsh Water and other service oriented businesses.

ICP - Incentive Compensation Plan.

ISO - Independent System Operator.

LIBOR - London Interbank Offered Rate.

MOU - Memorandum of Understanding.

Montana Power - The Montana Power Company, a Montana-based company engaging in diversified energy and communication-related businesses. Montana Power sold its generating assets to PPL Global in December 1999.

NOx - nitrogen oxide.

NPDES - National Pollutant Discharge Elimination System.

NUGs - (Non-Utility Generators) - generating plants not owned by public utilities whose electrical output must be purchased by utilities under the Public Utility Regulatory Policies Act if the plant meets certain criteria.

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

PPL Electric Utilities - PPL Electric Utilities Corporation, a regulated subsidiary specializing in distribution and transmission of electricity.

PPL Energy Funding - PPL Energy Funding Corporation, an unregulated subsidiary which, as of July 1, 2000, is the parent company for most of PPL's unregulated businesses.

PPL EnergyPlus - PPL EnergyPlus, LLC, an unregulated subsidiary of PPL Energy Funding which supplies energy and energy services in newly deregulated markets.

PPL Gas Utilities - PPL Gas Utilities Corporation, a regulated subsidiary specializing in natural gas distribution, transmission and storage services, and the sale of propane.

PPL Generation - PPL Generation, LLC, an unregulated subsidiary of PPL Energy Funding which, effective July 1, 2000, owns and operates U.S. generating facilities through various subsidiaries.

PPL Global - PPL Global, Inc., an unregulated subsidiary which invests in and develops domestic and international power projects, and operates international projects. Effective June 30, 2000, PPL Global, Inc. became PPL Global, LLC. Effective July 1, 2000, PPL Global became a subsidiary of PPL Energy Funding.

PPL Maine - PPL Maine, LLC, formerly Penobscot Hydro, LLC. PPL Maine, effective July 1, 2000, became a subsidiary of PPL Generation, LLC.

PPL Montana - PPL Montana, LLC, an unregulated subsidiary which generates electricity for wholesale and retail customers in Montana and the Northwest. Effective July 1, 2000, PPL Montana became a subsidiary of PPL Generation.

PPL Services - PPL Services Corporation, an unregulated subsidiary of PPL which, as of July 1, 2000, provides shared services for PPL and its subsidiaries.

PPL Spectrum - PPL Spectrum, Inc., an unregulated subsidiary which offers energy-related products and services. PPL Spectrum became a subsidiary of PPL EnergyPlus, effective July 1, 2000.

PPL Susquehanna - PPL Susquehanna, LLC, the nuclear generating subsidiary of PPL Generation effective July 1, 2000.

PUC (Pennsylvania Public Utility Commission) - state agency that regulates certain ratemaking, services, accounting, and operations of Pennsylvania utilities.

SCR - selective catalytic reduction.

SEC - Securities and Exchange Commission.

SFAS (Statement of Financial Accounting Standards) - accounting and financial reporting rules issued by the FASB.

SIP - State Implementation Plan.

SNCR - selective non-catalytic reduction.

SO2 - sulfur dioxide.

Southern - The Southern Company, a diversified energy company based in Atlanta. PPL Global and Southern jointly own WPDH and WPDL.

Superfund - federal and state environmental legislation that addresses remediation of contaminated sites.

U.K. - United Kingdom.

Western Mass. Holdings - Western Massachusetts Holdings, Inc., an unregulated subsidiary specializing in mechanical contracting and engineering.

WPD - Western Power Distribution, a British regional electric utility company.

WPDH - WPD Holdings UK, a jointly owned subsidiary of PPL Global and Southern. WPDH owns Western Power Distribution.

WPDL - Western Power Distribution Limited, a jointly owned subsidiary of PPL Global and Southern. WPDL owns the majority of the shares of Hyder.

                          Forward-looking Information

     Certain statements contained in this Form 10-Q are "forward-looking statements" within the meaning of the federal securities laws. Although PPL and PPL Electric Utilities believe that the expectations and assumptions reflected in these forward-looking statements are reasonable, these statements involve a number of risks and uncertainties, and actual results may differ materially from the results discussed in the statements. The following are among the important factors that could cause actual results to differ materially from the forward-looking statements: market demand and prices for energy, capacity and fuel; weather variations affecting customer energy usage; competition in retail and wholesale power markets; the effect of any business or industry restructuring; the profitability and liquidity of PPL and its subsidiaries; new accounting requirements or new interpretations or applications of existing requirements; operating performance of plants and other facilities; environmental conditions and requirements; system conditions and operating costs; development of new projects; performance of new ventures; political, regulatory or economic conditions in countries where PPL or its subsidiaries conduct business; any required governmental approvals or third-party consents; capital market conditions; foreign exchange rates; and the commitments and liabilities of PPL and its subsidiaries. Any such forward-looking statements should be considered in light of such factors and in conjunction with PPL's and PPL Electric Utilities' Form 10-K and other documents on file with the SEC.

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

                       PPL CORPORATION AND SUBSIDIARIES
                       --------------------------------

PPL CORPORATION AND SUBSIDIARIES
--------------------------------
Part 1. FINANCIAL INFORMATION
-----------------------------
Item 1. Financial Statements
----------------------------

  In the opinion of PPL, the unaudited financial statements included herein reflect all adjustments necessary to present fairly the Consolidated Balance Sheet as of September 30, 2000 and December 31, 1999, and the Consolidated Statement of Income and Consolidated Statement of Cash Flows for the periods ended September 30, 2000 and 1999.

CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
(Millions of Dollars, except per share data)


                                                                                          Three Months             Nine Months
                                                                                       Ended September 30,      Ended September 30,
                                                                                     ---------------------    ----------------------
                                                                                        2000        1999         2000        1999
                                                                                     ---------   ---------    ---------   ----------
Operating Revenues
   Electric......................................................................    $   729     $    811     $   2,201   $ 2,062
   Natural gas and propane.......................................................         26           15           120        85
   Wholesale energy marketing and trading........................................        616          495         1,559     1,127
   Energy related businesses.....................................................         87           65           288       183
                                                                                     -------     --------     ---------   -------
   Total.........................................................................      1,458        1,386         4,168     3,457
                                                                                     -------     --------     ---------   -------

Operating Expenses
   Operation
        Electric fuel............................................................        129          131           345       351
        Natural gas and propane..................................................          7            3            45        36
        Energy purchases for retail load and wholesale...........................        554          567         1,501     1,180
        Other....................................................................        158          179           462       473
        Amortization of recoverable transition costs.............................         50           48           159       135
   Maintenance...................................................................         55           53           175       150
   Depreciation and amortization.................................................         58           73           196       193
   Taxes, other than income......................................................         37           40           146       135
   Energy related businesses.....................................................         97           54           265       139
                                                                                     -------     --------     ---------   -------
   Total.........................................................................      1,145        1,148         3,294     2,792
                                                                                     -------     --------     ---------   -------

Operating Income.................................................................        313          238           874       665
                                                                                     -------     --------     ---------   -------

Other Income - Net...............................................................          1                          8         7
                                                                                     -------     --------     ---------   -------

Income Before Interest, Income Taxes and Minority Interest.......................        314          238           882       672

Interest Expense.................................................................         94           80           274       203
                                                                                     -------     --------     ---------   -------
Income Before Income Taxes, Minority Interest and Extraordinary Items............        220          158           608       469
                                                                                     -------     --------     ---------   -------

Income Taxes.....................................................................         75          (22)          215        92

Minority Interest................................................................          3           13             4        13
                                                                                     -------     --------     ---------   -------

Income Before Extraordinary Items................................................        142          167           389       364

Extraordinary Items (net of income taxes)........................................                     (59)                    (59)
                                                                                     -------     --------     ---------   -------

Income Before Dividends on Preferred Stock.......................................        142          108           389       305

Preferred Stock Dividend Requirements............................................          6            6            19        19
                                                                                     -------     --------     ---------   -------
Net Income.......................................................................    $   136     $    102     $     370   $   286
                                                                                     =======     ========     =========   =======

Earnings Per Share of Common Stock
 Basic and Diluted

     Income Before Extraordinary Items...........................................    $  0.94     $   1.07     $    2.57   $  2.22
     Extraordinary Items (net of tax)............................................                   (0.39)                  (0.37)
                                                                                     -------     --------     ---------   -------
                                                                                     $  0.94     $   0.68     $    2.57   $  1.85
                                                                                     =======     ========     =========   =======

Dividends Declared per Share of Common Stock.....................................    $ 0.265     $   0.25     $   0.795   $  0.75

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

                                                                 Nine Months
                                                             Ended September 30,
                                                             -------------------
                                                              2000        1999
                                                             ------     --------

Net Cash Provided by Operating Activities................    $  529     $   530

Cash Flows From Investing Activities
   Expenditures for property, plant and equipment........      (311)       (291)
   Investment in electric energy projects................      (647)       (189)
   Sale of nuclear fuel to trust.........................        27          14
   Proceeds from PPL Montana sale - leaseback............       410
   Other investing activities - net......................       (17)         (4)
                                                             ------     -------
     Net cash used in investing activities...............      (538)       (470)
                                                             ------     -------

Cash Flows From Financing Activities
   Issuance of long-term debt............................     1,000       2,420
   Issuance of common stock..............................        22           8
   Retirement of long-term debt..........................      (337)     (1,469)
   Termination of nuclear fuel lease.....................      (154)
   Purchase of treasury stock............................                  (417)
   Payment of common and preferred dividends.............      (132)       (137)
   Payments on capital lease obligation..................       (11)        (42)
   Net decrease in short-term debt.......................      (250)       (200)
   Other financing activities - net......................        18         (78)
                                                             ------     -------
     Net cash provided by financing activities...........       156          85
                                                             ------     -------

Net Increase In Cash and Cash Equivalents................       147         145
Cash and Cash Equivalents at Beginning of Period.........       133         195
                                                             ------     -------
Cash and Cash Equivalents at End of Period...............    $  280     $   340
                                                             ======     =======

Supplemental Disclosures of Cash Flow Information
  Cash paid during the period for:
     Interest (net of amount capitalized)................    $  229     $   179
     Income taxes........................................    $  233     $   141

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEET
PPL Corporation and Subsidiaries

(Unaudited)
(Millions of Dollars)

                                                                     September 30,           December 31,
                                                                         2000                   1999
                                                                     -------------           ------------
Assets

Current Assets
   Cash and cash equivalents....................................     $         280           $        133
   Accounts receivable (less reserve: 2000, $58; 1999, $22).....               555                    399
   Unbilled revenues............................................               278                    310
   Fuel, materials and supplies - at average cost...............               192                    200
   Prepayments..................................................                64                    119
   Unrealized energy trading gains..............................               160                     26
   Other........................................................               213                    106
                                                                     -------------           ------------
                                                                             1,742                  1,293
                                                                     -------------           ------------

Investments
   Investment in unconsolidated affiliates at equity............               698                    424
   Nuclear plant decommissioning trust fund.....................               276                    255
   Other........................................................                47                     16
                                                                     -------------           ------------
                                                                             1,021                    695
                                                                     -------------           ------------

Property, Plant and Equipment
   Electric utility plant in service - net
     Transmission and distribution..............................             2,804                  2,462
     Generation.................................................             2,143                  2,352
     General....................................................               265                    259
                                                                     -------------           ------------
                                                                             5,212                  5,073
   Construction work in progress - at cost......................               225                    181
   Nuclear fuel owned and leased - net..........................               108                    139
                                                                     -------------           ------------
     Electric utility plant - net...............................             5,545                  5,393
   Gas and oil utility plant - net..............................               171                    171
   Other property - net.........................................                79                     60
                                                                     -------------           ------------
                                                                             5,795                  5,624
                                                                     -------------           ------------

Regulatory Assets and Other Noncurrent Assets
   Recoverable transition costs.................................             2,487                  2,647
   Other........................................................               927                    915
                                                                     -------------           ------------
                                                                             3,414                  3,562
                                                                     -------------           ------------
                                                                     $      11,972           $     11,174
                                                                     =============           ============

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEET
PPL Corporation and Subsidiaries

(Unaudited)
(Millions of Dollars)

                                                                          September 30,           December 31,
                                                                              2000                   1999
                                                                          -------------           ------------
Liabilities and Equity

Current Liabilities
   Short-term debt....................................................    $         607           $        857
   Long-term debt.....................................................              417                    468
   Above market NUG purchases.........................................               94                     99
   Accounts payable...................................................              376                    399
   Taxes and interest accrued.........................................              174                    144
   Dividends payable..................................................               45                     43
   Unrealized energy trading losses...................................              170                     28
   Other..............................................................              160                    242
                                                                          -------------           ------------
                                                                                  2,043                  2,280
                                                                          -------------           ------------
Long-term Debt........................................................            4,564                  3,689
                                                                          -------------           ------------

Deferred Credits and Other Noncurrent Liabilities
   Deferred income taxes and investment tax credits...................            1,474                  1,548
   Above market NUG purchases.........................................              604                    674
   Other..............................................................              966                    959
                                                                          -------------           ------------
                                                                                  3,044                  3,181
                                                                          -------------           ------------

Commitments and Contingent Liabilities................................
                                                                          -------------           ------------

Minority Interest.....................................................               75                     64
                                                                          -------------           ------------

Company-obligated mandatorily redeemable preferred securities of
   subsidiary trust holding solely company debentures.................              250                    250
                                                                          -------------           ------------

Preferred Stock
   With sinking fund requirements.....................................               47                     47
   Without sinking fund requirements..................................               50                     50
                                                                          -------------           ------------
                                                                                     97                     97
                                                                          -------------           ------------
Shareowners' Common Equity
   Common stock.......................................................                2                      2
   Capital in excess of par value.....................................            1,882                  1,860
   Treasury stock.....................................................             (836)                  (836)
   Earnings reinvested................................................              910                    654
   Accumulated other comprehensive income.............................              (47)                   (55)
   Capital stock expense and other....................................              (12)                   (12)
                                                                          -------------           ------------
                                                                                  1,899                  1,613
                                                                          -------------           ------------
                                                                          $      11,972           $     11,174
                                                                          =============           ============

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF SHAREOWNERS' COMMON EQUITY
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

                                                                       For the Three Months Ended     For the Nine Months Ended
                                                                             September 30,                  September 30,
                                                                       --------------------------    ---------------------------
                                                                          2000            1999           2000            1999
                                                                       -----------     ----------     -----------     ----------
Common stock at beginning of period..................................   $      2       $      2        $      2        $      2
                                                                       -----------     ----------     -----------     ----------
Common stock at end of period........................................          2              2               2               2
                                                                       -----------     ----------     -----------     ----------

Capital in excess of par value at beginning of period................      1,873          1,874           1,860           1,866
   Common stock issued through the DRIP and the ICP (a)..............          9                             22               8
   Other.............................................................                       (14)                            (14)
                                                                       -----------     ----------     -----------     ----------
Capital in excess of par value at end of period......................      1,882          1,860           1,882           1,860
                                                                       -----------     ----------     -----------     ----------

Treasury stock at beginning of period................................       (836)          (419)           (836)           (419)
   Purchase of treasury stock........................................                      (417)                           (417)
                                                                       -----------     ----------     -----------     ----------
Treasury stock at end of period......................................       (836)          (836)           (836)           (836)
                                                                       -----------     ----------     -----------     ----------

Earnings reinvested at beginning of period...........................        812            477             654             372
   Net income (b)....................................................        136            102             370             286
   Cash dividends declared on common stock...........................        (38)           (37)           (114)           (115)
   Other.............................................................                         1
                                                                       -----------     ----------     -----------     ----------
Earnings reinvested at end of period.................................        910            543             910             543
                                                                       -----------     ----------     -----------     ----------

Accumulated other comprehensive income at beginning of period........        (63)           (20)            (55)             (4)
   Unrealized gain on available for sale securities (b)..............          6                              6
   Foreign currency translation adjustments, net of tax benefit
   of $3, $(1), $10, $2 (b)..........................................         10            (27)              2             (43)
                                                                       -----------     ----------     -----------     ----------
Accumulated other comprehensive income at end of period..............        (47)           (47)            (47)            (47)
                                                                       -----------     ----------     -----------     ----------

Capital stock expense at beginning of period.........................        (12)           (28)            (12)            (27)
   Other.............................................................                        16                              15
                                                                       -----------     ----------     -----------     ----------
Capital stock expense at end of period...............................        (12)           (12)            (12)            (12)
                                                                       -----------     ----------     -----------     ----------
Total Shareowners' Common Equity.....................................   $  1,899       $  1,510        $  1,899        $  1,510
                                                                       ===========     ==========     ===========     ==========

(Thousands of Shares)

Common stock shares at beginning of period (a).......................    144,300        157,694         143,697         157,412
   Treasury stock purchased..........................................                   (14,000)                        (14,000)
   Common stock issued through the DRIP and the ICP..................        420                          1,023             282
                                                                       -----------     ----------     -----------     ----------
Common stock shares at end of period.................................    144,720        143,694         144,720         143,694
                                                                       ===========     ==========     ===========     ==========
(a) $.01 par value, 390 million shares authorized. Each
    share entitles the holder to one vote on any question
    presented to any shareowners' meeting.
(b) Statement of Comprehensive Income:
     Net income......................................................   $    136       $    102        $    370        $    286
     Other comprehensive income, net of tax:
         Foreign currency translation adjustments....................         10            (27)              2             (43)
         Unrealized gain on available-for-sale securities............          6                              6
                                                                       -----------     ----------     -----------     ----------
     Total other comprehensive income................................         16            (27)              8             (43)
                                                                       -----------     ----------     -----------     ----------
     Comprehensive Income............................................   $    152       $     75        $    378        $    243
                                                                       ===========     ==========     ===========     ==========

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

                                PPL CORPORATION
                  Notes to Consolidated Financial Statements
                  ------------------------------------------

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

     Certain amounts in the September 30, 1999 and December 31, 1999 financial statements have been reclassified to conform to the presentation in the September 30, 2000 financial statements.

2. Summary of Significant Accounting Policies

Consolidation

It is the policy of PPL Global to record equity in earnings of affiliates on a lag, based on the availability of financial data on a U.S. GAAP basis. Earnings from WPD and WPDL are recorded on a one-month lag. Earnings from all other equity affiliates are recorded on a three-month lag. PPL Global consolidates the results of Emel, EC, Elfec and Integra on a one-month lag; the results of CEMAR will be consolidated on a three-month lag. Elfec and Integra are Bolivian companies engaged in distribution of electricity and the manufacture of long-lived assets for the electric utility business, respectively.

Leases

     In March 2000, PPL Electric Utilities terminated its nuclear fuel lease and repurchased $154 million of nuclear fuel from the lessor energy trust. In July 2000, all nuclear fuel was transferred to PPL Susquehanna, the new unregulated nuclear generating subsidiary of PPL Generation, in connection with the corporate realignment. See Note 12 for additional information.

Sale-Leaseback

     In July 2000, PPL Montana sold its investment in the Colstrip Steam Generation electric plant to owner lessors who are leasing the assets back to PPL Montana under a thirty-six year operating lease. The proceeds from the sale approximated $410 million. A gain of approximately $8 million was deferred, and will be amortized over the life of the lease. PPL Montana used the proceeds to reduce outstanding debt and make distributions to its parent, PPL Generation. Future lease payments are estimated as follows (millions of dollars): 2001, $43; 2002, $49; 2003, $47; 2004, $44 and 2005, $38.

Depreciation

     PPL subsidiaries periodically review the depreciable lives of their fixed assets. In conjunction with the corporate realignment, studies were conducted of depreciable lives of certain generation assets. These studies indicated that the estimated economic lives for certain generation assets were longer than the lives used to calculate depreciation for financial statement purposes. Therefore, effective July 1, 2000, PPL subsidiaries revised the estimated economic lives for fossil generation and pipeline assets.

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

     For the three and nine months ended September 30, 2000, the weighted average shares outstanding (in thousands) were 144,578 and 144,165, respectively. Dilutive shares had no impact on EPS of $.94 and $2.57 for those periods.

     For the three and nine months ended September 30, 1999, the weighted average shares outstanding (in thousands) were 150,694 and 154,865, respectively. Dilutive shares had no impact on EPS of $.68 and $1.85 for those periods.

4. Segment and Related Information

     On July 1, 2000, PPL and PPL Electric Utilities completed a corporate realignment, in order to effectively separate PPL Electric Utilities' regulated transmission and distribution businesses from its recently deregulated generation businesses to better position the companies and their affiliates in the new competitive marketplace.

     PPL's reportable segments have been revised to reflect this new corporate structure. After realignment, the new segments of PPL are Supply, Delivery, Development, and Corporate. The Supply group includes the domestic unregulated energy marketing and generation functions of PPL EnergyPlus and PPL Generation. The Delivery group includes the regulated electric and gas delivery businesses of PPL Electric Utilities and PPL Gas Utilities. The Development group includes PPL Global, the principal businesses of which are the acquisition and development of both domestic and international energy projects and the ownership of international energy projects. The major items reflected in Corporate include recovery of PPL Electric Utilities' stranded costs, indirect support group costs, preferred dividends, and interest expense not directly allocated to the segments. Support groups include functions such as corporate accounting, finance, legal, human resources, and information services. Corporate also includes intercompany eliminations required to reconcile to the corporate books. Prior to the corporate realignment, the reportable segments of PPL were PPL Electric Utilities, PPL Global and Other.

     Previously reported 1999 information has been restated to conform to the current presentation. Financial data for PPL's business segments are as follows (millions of dollars):

                                                Three Months              Nine Months
                                                ------------              -----------
                                             Ended September 30,      Ended September 30,
                                             -------------------      -------------------
                                              2000         1999        2000         1999
                                              ----         ----        ----         ----
Income Statement data
 Revenues from external customers
  Supply                                     $1,071      $   903      $ 2,912      $2,315
  Delivery                                      167          157          550         527
  Development                                    82          198 a)       312         240
  Corporate                                     138          128          394         375
                                             ------      -------      -------      ------
                                              1,458        1,386        4,168       3,457
 Intersegment revenues
  Supply                                      N/A - there are no intersegment revenues
  Delivery                                               between these segments
  Development
  Corporate

 Net income
  Supply                                        121           50          295         135
  Delivery                                       19           11           65          46
  Development                                    12            7           31          23
  Corporate                                     (16)          34          (21)         82
                                             ------      -------      -------      ------
                                             $  136      $   102      $   370      $  286

                                                    September 30,          December 31,
                                                    -------------          ------------
                                                        2000                  1999
                                                        ----                  ----
Balance Sheet data
 Total assets
  Supply                                               $ 3,404                 $ 3,212
  Delivery                                               2,617                   2,611
  Development                                            2,215                   1,424
  Corporate                                              3,736                   3,927
                                                       -------                 -------
                                                       $11,972                 $11,174

   a) In the third quarter of 1999, PPL Global increased its investment in Emel thereby achieving control of both Emel and EC. As a result, PPL Global consolidated the accounts of Emel and EC in the third quarter of 1999, picking up activity from January through August 1999.

5. Investments in Unconsolidated Affiliates

     PPL's investments in unconsolidated affiliates were $698 million and $424 million at September 30, 2000 and December 31, 1999, respectively. In September and October 2000, WPDL purchased additional shares of Hyder, bringing its total shareholdings to approximately 97%. See Note 9 for additional information. PPL Global's ownership interest in WPDL is 60%, and Southern's ownership interest is 40%. Under an arrangement between the two companies, PPL Global's ownership interest in WPDL may decrease to 51% and Southern's ownership interest may increase to 49%, depending upon the execution of a call option by Southern. PPL Global and Southern share control of WPDL equally. Accordingly, PPL Global accounts for its investment in WPDL (and other investments where it has majority ownership but lacks voting control) under the equity method of accounting. PPL Global's ownership investment in WPDL was $126 million at September 30, 2000. Consistent with PPL Global's policy of recording equity earnings on a lag basis, no equity earnings of WPDL were recorded as of September 30, 2000.

     Summarized below is information from the financial statements of unconsolidated affiliates included in the PPL consolidated financial statements under the equity method for the periods noted (millions of dollars):


Balance Sheet Data
                                             September 30,               December 31,
                                             -------------               ------------
                                                 2000                       1999
                                                 ----                       ----
Current Assets                                   $  204                     $  389
Noncurrent Assets                                 4,819                      3,340
Current Liabilities                                 270                        367
Noncurrent Liabilities                            3,107                      1,890

Income Statement Data
                                             Three Months                 Nine Months
                                             ------------                 ------------
                                          Ended September 30,          Ended September 30,
                                          -------------------          -------------------
                                           2000         1999            2000         1999
                                           ----         ----            ----         ----
Revenues a)                               $ 100        $ 295           $ 352        $ 888
Operating Income                             42           54             169          198
Net Income                                   16           31             101           96

a) The decrease in revenues for the three and nine months ended September 30, 2000 was primarily due to the sale of the supply business of WPD, formerly SWEB, in the fourth quarter of 1999.

6. Sales to Other Electric Utilities

     As part of the corporate realignment on July 1, 2000, PPL Electric Utilities' contracts for sales to other electric utilities were assigned to PPL EnergyPlus, which was transferred to an unregulated subsidiary of PPL. See Note 12 for information on the corporate realignment.

     PPL Montana provides power to Montana Power under two wholesale transition sales agreements. These agreements expire in December 2001 and June 2002. PPL Montana has supplied Montana Power with approximately 3,843 million kWh for the nine months ended September 30, 2000.

7. Credit Arrangements and Financing Activities

     PPL Electric Utilities issues commercial paper. At September 30, 2000, PPL Electric Utilities had no commercial paper outstanding.

     PPL Capital Funding, whose purpose is to provide debt funding for PPL and its subsidiaries, also issues commercial paper. As with all PPL Capital Funding debt, this commercial paper is guaranteed by PPL. At September 30, 2000, PPL Capital Funding had $574 million of commercial paper outstanding, at interest rates ranging from 6.91% to 6.99% per annum.

     In order to enhance liquidity, and as a credit back-stop to the commercial paper programs, PPL Electric Utilities, PPL Capital Funding and PPL (as guarantor for PPL Capital Funding) share a 364-day $750 million credit facility and a five-year $300 million credit facility, each with a group of banks. At September 30, 2000, no borrowings were outstanding under either facility.

     Through September 30, 2000, PPL Capital Funding had issued the following series of medium-term notes: in February 2000, $500 million of 7.75% Series due 2005; in June 2000, $300 million of 8.375% Series due 2007; in August 2000, $25 million of 7.75% Series due 2002; in September 2000, $125 million and $50 million of two floating-rate issues with maturities of 2002. The proceeds from these issuances were used for general corporate purposes, including making loans to PPL subsidiaries and reducing commercial paper balances. The February and June issuances were under the $1.2 billion shelf registration statement filed with the SEC in September 1999 and the August and September issuances were under the $400 million shelf registration statement filed with the SEC in January 1999.

     In April 2000, PPL Electric Utilities redeemed and retired all of its outstanding First Mortgage Bonds, 9-1/4% Series due 2019, at the aggregate par value of $27.6 million through the maintenance and replacement fund provisions of its Mortgage. In June 2000, PPL Electric Utilities paid and retired all $125 million aggregate principal amount of its outstanding First Mortgage Bonds, 6% Series due 2000.

     PPL Transition Bond Company, LLC retired the following class A-1 Bonds through September 30, 2000: in March 2000, $62.2 million; in June 2000, $61.3 million; and in September 2000, $52.3 million.

     In 1999, PPL Montana entered into $950 million of credit facilities, non-recourse to PPL, with a group of banks, including a $675 million 364-day facility and two revolving credit facilities totaling $275 million which mature in 2002. The purpose of these facilities was to provide bridge loan financing for the acquisition of the Montana assets and to fund PPL Montana's working capital needs. In May and June 2000, PPL Montana reduced the amount of these credit facilities by $490 million. At June 30, 2000, $360 million of borrowings were outstanding under these facilities. In July 2000, PPL Montana completed the sale of its investment in the Colstrip coal-fired plant to owner lessors, which are leasing the assets back to PPL Montana under a 36-year operating lease. The proceeds from the sale were approximately $410 million. PPL Montana used these proceeds to reduce outstanding debt and make distributions to its parent, PPL Generation. In July 2000, PPL Montana reduced the amount of the credit facilities to $100 million. On September 30, 2000, $5 million of borrowings were outstanding under these facilities.

     In September 2000, a PPL Global subsidiary entered into an agreement with General Electric for the acquisition of turbine-generators and related equipment. See Note 9 for additional information. The turbines are being financed using a leasing structure that eliminates the need for cash outlays during the turbine manufacturing process and diversifies PPL's funding sources. The lease financing is being consummated in two stages, and is being structured as an operating lease.

8. Financial Instruments

     PPL enters into forward-starting interest rate swaps and treasury lock agreements with various counterparties to hedge interest rate risk associated with anticipated debt issuances. These interest rate swap agreements involve the future exchange of floating-rate interest payments for fixed-rate interest payments over the life of the agreements. In April 2000, PPL settled $180 million notional amount of treasury lock agreements and made a payment of $6 million under the terms of the agreements. In February 2000, June 2000, and July 2000, PPL settled $430 million, $350 million, and $270 million notional amount of forward-starting interest rate swaps, respectively. The February 2000 and June 2000 settlements were in connection with medium-term note issuances, and PPL received net proceeds of about $16 million and $10 million, respectively. These amounts have been deferred on the balance sheet and are currently being amortized over the life of the medium-term notes. The July 2000 settlement of $270 million was in connection with the PPL Montana lease transaction and resulted in net proceeds of about $4 million, which also have been deferred on the balance sheet and are currently being amortized over the life of the lease.

     At September 30, 2000, PPL agreed to pay fixed rates between 7.02 - 7.208% on forward-starting swaps with notional amounts of $125 million and maturities of October 2010. PPL will receive a variable-rate interest payment based on either a 3-month or 6-month LIBOR rate through the maturity of these agreements. The estimated fair value of these agreements, which represents the estimated amount PPL would pay if it had terminated these agreements at September 30, 2000, was $2 million. Since the original transaction dates of these swaps, the anticipated debt they were expected to hedge was not issued. Therefore, the market value of these swaps is recorded in current earnings. During October 2000, PPL settled these positions and made a payment of $3 million under the terms of the agreement.

     PPL has also entered into interest rate swap agreements whereby PPL agreed to pay a floating interest rate and receive a fixed interest rate payment. These swaps are executed with the intent of adjusting the amount of floating-rate debt carried in PPL's liability portfolio. In April and June 2000, PPL unwound $450 million of these swaps, receiving a payment of approximately $5
million.   In September 2000, PPL settled $150 million notional amount of these swaps and realized an insignificant gain. At September 30, 2000, PPL had approximately $335 million notional amount of these swaps outstanding. The estimated fair value of these contracts, representing the amount PPL would pay if it terminated these agreements at September 30, 2000, was $6 million.

     During the second and third quarters of 2000, PPL entered into currency hedges related to the acquisition of Hyder shares in order to minimize its exposure to adverse foreign currency exchange rate fluctuations. In May 2000, PPL entered into currency options at a cost of approximately $2 million giving it the right, but not the obligation, to purchase $400 million worth of British pounds sterling at prevailing exchange rates. These options expired in September 2000. PPL also entered into currency forward agreements to lock in exchange rates on the purchase of approximately 170 million British pounds sterling and the sale of approximately 50 million British pounds sterling.
These positions were unwound in the third quarter of 2000, at a loss of approximately $2 million. During October 2000, PPL entered into and subsequently settled currency forward agreements to lock in the exchange rate on the purchase of approximately 22 million British pounds sterling. PPL realized an insignificant gain on the settlement of these transactions.

9. Acquisitions

Domestic Generation Projects

     In 1998, PPL Global signed definitive agreements with Montana Power, Portland General Electric Company ("Portland") and Puget Sound Energy, Inc. ("Puget") to acquire interests in 13 Montana power plants, with 2,372 gross megawatts of generating capacity, for a purchase price of $1.546 billion. The acquisition involved the Colstrip and Corette coal-fired plants, 11 hydroelectric facilities and a storage reservoir. The Puget and Portland agreements also provided for the acquisition of related transmission assets for an additional $126 million, subject to certain conditions. In December 1999, PPL Global completed the purchase of about 1,315 gross megawatts of generating assets from Montana Power for $757 million. This acquisition transferred to PPL Montana the 11 hydroelectric facilities, the storage reservoir, the Corette plant and Montana Power's ownership interest in three of the four units of the Colstrip plant, along with other generation-related assets.

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

     The Montana Power Asset Purchase Agreement, which PPL Global assigned to PPL Montana, provided that if neither the Puget nor the Portland acquisitions were consummated, PPL Montana would be required to purchase a portion of Montana Power's interest in the 500-kilovolt Colstrip Transmission System for $97 million, subject to receipt of required regulatory approvals, which have been received. PPL Montana currently is working with Montana Power to consummate this transaction, which is expected to be completed by June 30, 2001.

     In May 2000, PPL Global signed a definitive agreement to acquire an additional interest in the coal-fired Conemaugh Power Plant from Potomac Electric Power Company. Under the terms of the acquisition agreement, PPL Global and Allegheny Energy Supply Company, LLC will jointly acquire a 9.72 percent interest in the 1,711 megawatt plant. PPL, through one of its subsidiaries, currently owns an 11.39 percent interest in the two-unit facility. PPL Global and Allegheny Energy Supply will pay $152.5 million for the 166-megawatt share of the plant. This acquisition, which is subject to certain governmental approvals, is expected to be completed by the end of 2000. The arrangement entitles each company to one-half of the output from its newly-acquired share of the plant.

     In May 2000, PPL Global announced plans to install five compact, natural gas-fired electric generation facilities in eastern Pennsylvania totaling about 900 megawatts of capacity. The five facilities, with an estimated total cost between $400 and $450 million, will be peaking generators to be used during periods of high energy demand. These facilities are expected to be completed by the summer of 2002, pending necessary governmental approvals.

     PPL Global continues to pursue plans to build peaking capacity on Long Island in New York. The current emphasis is on a site as a facility for 300 megawatts of capacity at a total capital cost of approximately $200 million.

     In September 2000, a PPL Global subsidiary entered into an arrangement that provides 30 turbine-generators for PPL's domestic expansion program. The gas-fired, 50-megawatt turbine-generators and related equipment, manufactured by General Electric, will provide PPL with flexibility in growing its electricity generation and marketing business in various regions of the United States. The PPL Global subsidiary will pay General Electric approximately $400 million under the terms of the arrangement. The turbines are being financed using a leasing structure, with the PPL Global subsidiary as the lessee, that eliminates the need for any cash outlays during the turbine manufacturing process and diversifies PPL's funding sources. The units are expected to go into service beginning in 2002. The arrangement also gives the PPL Global subsidiary the option to purchase an additional 36 turbine-generators.

International Distribution Projects

     At the end of June 2000, PPL Global finalized the acquisition of an 84.7 percent interest in CEMAR, an electricity distribution company in Brazil. The acquisition price was $289 million, financed initially with short-term debt. In accordance with its policy of recording the results of foreign operations on a lag basis, no operating results of CEMAR were recorded as of September 30, 2000.

     In August 2000, WPDL submitted an offer for the remaining shares of Hyder for 365 pence per share, or a total purchase price of 559 million British pounds sterling ($838 million based on current exchange rates at that time). Hyder is the owner of South West Electricity plc, an electric distribution company serving approximately 980,000 customers in Wales. Hyder also owns certain Welsh water and other service-oriented businesses.

     On September 15, 2000, WPDL's offer of 365 pence per share was declared unconditional in all respects and remained open for acceptance by Hyder shareowners through October 25, 2000. Designation of the increased offer as unconditional allowed WPDL to take operational control of Hyder.

     On September 29, 2000, WPDL closed on the purchase of approximately 110 million shares of Hyder for a total purchase price of about 395 million British pounds sterling ($584 million based on a current exchange rates at that time). When combined with WPDL's existing ownership interest in Hyder, this purchase gave WPDL approximately 70% of Hyder's total outstanding shares. Subsequently, WPDL purchased additional shares of Hyder bringing its total shareholdings to approximately 97%. WPDL currently is pursuing the acquisition of the remaining Hyder shares.

     PPL Global's ownership interest in WPDL is 60%, and Southern's is 40%. Under an arrangement between the two companies, PPL Global's ownership interest in WPDL may decrease to 51% and Southern's ownership interest may increase to 49% depending upon the execution of a call option by Southern. PPL Global and Southern share control of WPDL equally. PPL Global's share of the acquisition cost was made from existing resources and facilities, of which $75 million is expected to be repaid by the end of the first quarter of 2001. Based on a 60% ownership interest, PPL Global's share of the total investment in WPDL, which is not expected to exceed $155 million, would be refinanced with a combination of debt and equity securities. PPL does not plan to issue common stock to finance this acquisition.

     WPDL is actively pursuing a range of options with respect to Hyder's non-electric businesses. In this regard, WPDL is offering management of Hyder's water business in a competitive bid process, pursuant to European Union procurement rules. At the same time, WPDL has announced an agreement in principle with Welsh firm Glas Cymru Cyfyngedig (Glas) for the disposition of the water business. Under this proposed arrangement, which is subject to approval by the U.K. water regulator, Glas would assume the water business' 1.8 billion British pounds of debt.

     In October 2000, PPL Global announced a partnership with the Claro group, a key shareowner of CGE, a leading energy distribution company in Chile and Argentina. PPL Global has already acquired approximately 3 percent of CGE. Under the terms of the partnership, the Claro group has the right to sell up to an additional 5.6 percent to PPL Global over the next two years. If the rights are exercised fully, PPL Global's total investment would be about $140 million. CGE provides electricity delivery services to 1.4 million customers in Chile and natural gas delivery services to 200,000 customers in Santiago.

Other

     In June 2000, B-G Mechanical Services Inc., a subsidiary of Western Mass. Holdings, acquired Clark Heating Services, Inc. The purchase price for this acquisition was not significant.

     In August 2000, Titan Mechanical Contractors, a subsidiary of Western Mass. Holdings, acquired Aire Tech Mechanical Services, Inc. The purchase price for this acquisition was not significant.

10.  Commitments and Contingent Liabilities

Nuclear Insurance

     PPL Susquehanna is a member of certain insurance programs which provide coverage for property damage to members' nuclear generating stations.
Facilities at the Susquehanna station are insured against property damage losses up to $2.75 billion under these programs. PPL Susquehanna is also a member of an insurance program which provides insurance coverage for the cost of replacement power during prolonged outages of nuclear units caused by certain specified conditions. Under the property and replacement power insurance programs, PPL Susquehanna could be assessed retroactive premiums in the event of the insurers' adverse loss experience. At September 30, 2000, the maximum amount PPL Susquehanna could be assessed under these programs was about $21 million.

     PPL Susquehanna's public liability for claims resulting from a nuclear incident at the Susquehanna station is limited to about $9.7 billion under provisions of The Price Anderson Amendments Act of 1988. PPL Susquehanna is protected against this liability by a combination of commercial insurance and an industry assessment program. In the event of a nuclear incident at any of the reactors covered by The Price Anderson Amendments Act of 1988, PPL Susquehanna could be assessed up to $168 million per incident, payable at a rate of $20 million per year, plus an additional 5% surcharge, if applicable.

Environmental Matters

   Air
   ---

     The Clean Air Act deals, in part, with acid rain, attainment of federal ambient ozone standards and toxic air emissions. PPL subsidiaries are in substantial compliance with the Clean Air Act.

     During 1999, PPL's Pennsylvania plants achieved seasonal (May-June) NOx reductions of 68% from 1990 levels in response to the DEP's rule implementing the Northeast Ozone Transport Region's (OTR) MOU. These reductions were achieved with operational initiatives that relied primarily on the low NOx burners installed in compliance with the acid rain requirements.

     The DEP has finalized regulations requiring further seasonal (May-June) NOx reductions to 80% from 1990 levels starting in 2003. These further reductions are based on the requirements of the OTR MOU and two EPA ambient ozone initiatives: the September 1998 EPA SIP-call (i.e., EPA's requirement for states to revise their SIPs) issued under Section 110 of the Clean Air Act, requiring reductions from 22 eastern states, including Pennsylvania; and the EPA's approval of petitions filed by Northeastern states, requiring reductions from sources in 12 Northeastern states and Washington D.C., including PPL sources. The EPA's SIP-call was substantially upheld by the D.C. Circuit Court of Appeals in an appeals proceeding. Although the Court extended the implementation to May 2004, the DEP has not changed its rules accordingly. PPL expects to achieve the 2003 NOx reductions with the recent installation of SCR technology on the Montour units and possibly SCR or SNCR on a Brunner Island unit.

     The EPA has also developed new standards for ambient levels of fine particulates. These standards were challenged and remanded to the EPA by the D.C. Circuit Court of Appeals in 1999. The new particulates standard, if finalized, may require further reductions in SO2 for certain PPL subsidiaries and year-round NOx reductions commencing in 2010-2012 at SIP-call levels in Pennsylvania, and at slightly less stringent levels in Montana.

     Under the Clean Air Act, the EPA has been studying the health effects of hazardous air emissions from power plants and other sources, in order to determine what emissions should be regulated. The EPA has concluded that mercury is the power plant air toxin of greatest concern, and the EPA must determine by the end of this year whether it must be regulated. In order to make this determination, the EPA has obtained mercury and chlorine sampling and other data from electric generating units, including those operated by PPL subsidiaries.

     In 1999, the EPA initiated enforcement actions against several utilities, asserting that older, coal-fired power plants operated by those utilities have, over the years, been modified in ways that subject them to more stringent "New Source" requirements under the Clean Air Act. The EPA has since issued notices of violation and has commenced enforcement activities against other utilities and has threatened to continue expanding its enforcement actions. At this time PPL is unable to predict whether such EPA enforcement actions will be brought with respect to any of its affiliates' plants. However, the EPA regional offices that regulate Pennsylvania and Montana plants have each indicated an intention to issue information requests to all utilities in their jurisdiction including PPL. Compliance with any such EPA enforcement actions could result in additional capital and operating expenses in amounts which are not now determinable, but which could be significant.

     The EPA is also proposing to revise its regulations in a way that will require power plants to meet "New Source" performance standards and/or undergo "New Source" review for many maintenance and repair activities that are currently exempted.

   Water and Residual Waste
   ------------------------

     The final NPDES permit for the Montour plant contains stringent limits for iron and chlorine discharges. Depending on the results of a toxic reduction study, additional water treatment facilities or operational changes may be needed at this station.

     Later this year, EPA is expected to significantly lower the water quality standard for arsenic, which will affect wastewater discharge limits and groundwater standards at some existing ash basins at PPL stations.

Abatement action at several of these basins could result in expenditures which are not now determinable, but which could be significant.

     EPA's proposed requirements for new or modified intake structures will affect where generating facilities are built, will establish intake design standards, and could lead to requirements for cooling towers at new power plants. These proposed regulations are expected to be finalized by August of 2001. Another new rule, also expected in 2001, will address existing structures. In the worst case, the rule could require new or modified cooling towers at one or more PPL stations. Each of these rules could impose significant costs on PPL, which are not now determinable.

   Superfund and Other Remediation
   -------------------------------

     In 1995, PPL Electric Utilities entered into a consent order with the DEP to address a number of sites where it may be liable for remediation. This may include potential PCB contamination at certain PPL Electric Utilities' substations and pole sites; potential contamination at a number of coal gas manufacturing facilities formerly owned and operated by PPL Electric Utilities; and oil or other contamination which may exist at some of PPL Electric Utilities' former generating facilities. As of September 30, 2000, PPL Electric Utilities has completed work on approximately two-thirds of the sites included in the consent order.

     In 1996, PPL Gas Utilities entered into a similar consent order with the DEP to address a number of sites where subsidiaries of PPL Gas Utilities may be liable for remediation. The sites primarily include former coal gas manufacturing facilities. Subsidiaries of PPL Gas Utilities are also investigating the potential for any mercury contamination from gas meters and regulators. Any sites will likely be addressed under the consent order.

     At September 30, 2000, PPL Electric Utilities and PPL Gas Utilities had accrued approximately $22 million, representing the estimated amounts they will have to spend for site remediation, including those sites covered by each company's consent orders mentioned above.

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

Under the Montana Power acquisition agreement, PPL Montana is indemnified by Montana Power for any pre-acquisition environmental liabilities. However, this indemnification is conditioned on certain circumstances that can result in PPL Montana and Montana Power sharing in certain costs within limits set forth in the agreement.

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

Guarantees of Affiliated Companies

     PPL provides certain guarantees for its subsidiaries. Specifically, PPL guarantees all of the debt of PPL Capital Funding. As of September 30, 2000, PPL had guaranteed $1.6 billion of medium-term notes and $574 million of commercial paper issued by PPL Capital Funding. PPL had also guaranteed certain obligations of PPL Global subsidiaries, totaling $591 million at September 30, 2000. Additionally, PPL had guaranteed certain obligations of PPL EnergyPlus for up to $652 million under power purchase and sales agreements.

     In addition, PPL issued a letter of credit in connection with WPDL's purchase of Hyder shares of which $200 million was outstanding at September 30, 2000.

11.  New Accounting Standards

     In June 2000, the FASB issued SFAS 138, which amends certain implementation issues of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." PPL intends to adopt SFAS 133 as amended by SFAS 137 and SFAS 138 as of January 1, 2001.

     In an effort to assess the financial statement impact of the adoption of SFAS 133 and SFAS 138, PPL evaluated its current commodity contracts and financial instruments. Contract evaluations were performed by a PPL project team of representatives from PPL's major business lines. Additionally, an outside consultant was retained to provide guidance to the team. Contracts that were identified as derivatives under SFAS 133 and SFAS 138 were also evaluated to determine if hedge accounting treatment could be applied.

     Based upon this evaluation, it appears that as of September 30, 2000, contracts which meet the definition of a derivative will have an insignificant impact on PPL's net income, but would decrease other comprehensive income by approximately $30 million.

12.  Corporate Realignment

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

                                PPL CORPORATION
                                ---------------

Item 2.  Management's Discussion and Analysis of Financial Condition
         -----------------------------------------------------------
and Results of Operations
-------------------------

     This discussion should be read in conjunction with the section entitled "Review of the Financial Condition and Results of Operations" in PPL's Annual Report to the SEC on Form 10-K for the year ended December 31, 1999. Terms and abbreviations appearing in Management's Discussion and Analysis of Financial Condition and Results of Operations are explained in the glossary.

                             Results of Operations
                             ---------------------

     The following discussion explains significant changes in principal items on the Consolidated Statement of Income, comparing the three months and nine months ended September 30, 2000, to the comparable periods in 1999. Certain items on the Consolidated Statement of Income have been impacted by PPL Global's consolidation of its investments in Emel and EC, and the acquisition of Montana generating assets.

     In the third quarter of 1999, PPL Global increased its investment in Emel, thereby achieving control of Emel and EC, an entity jointly owned by PPL Global and Emel. As a result, PPL Global consolidated the results of operations of Emel and EC in the third quarter of 1999, consolidating their accounts from January 1, 1999 through August 31, 1999. Therefore, the third quarter of 1999 contained eight months of consolidated Emel and EC activity, whereas the third quarter of 2000 included three months of activity. When discussing PPL's results of operations for the three months ended September 30, the results of Emel/EC are eliminated for purposes of comparability.

     Certain items on the Consolidated Statement of Income have also been impacted by the acquisition of Montana generating assets in December 1999. As such, the results of PPL Montana are included in the three and nine months ended September 30, 2000, but no such activity is reflected for these periods in 1999. When discussing PPL's results of operations for the three and nine months ended September 30, the results of PPL Montana are eliminated for purposes of comparability.

     The Consolidated Statement of Income reflects the results of past operations and is not intended as any indication of future operating results. Future operating results will necessarily be affected by various and diverse factors and developments. Furthermore, because results for interim periods can be disproportionately influenced by various factors and developments and by seasonal variations, the results of operations for interim periods are not necessarily indicative of results or trends for the year.

Earnings

     Earnings per share were $.94 during the three months ended September 30, 2000, compared with $.68 per share during the same period in 1999. Both periods benefited by nonrecurring items of 13 cents per share. In the third quarter of 2000, operating expenses were reduced due to environmental insurance recoveries. Earnings during the third quarter of 1999 benefited from transactions recorded to securitize PPL Electric Utilities' stranded costs. Excluding these nonrecurring items, earnings per share were $.81 during the third quarter of 2000, or 47% higher than the adjusted earnings of $.55 per share during the third quarter of 1999.

     This earnings improvement was primarily due to higher margins from wholesale energy activities, an end of the one-year 4% rate reduction for delivery customers, reductions in real estate taxes, lower depreciation of fossil plants, and earnings of PPL Montana. The third quarter earnings improvement also reflects the benefit of fewer common shares outstanding resulting from stock repurchase programs. These earnings gains were partially offset by higher levels of interest expense.

     During the nine months ended September 30, 2000, earnings per share were $2.57, compared with $1.85 per share during the same period in 1999. After eliminating the aforementioned 13 cents per share nonrecurring items as noted above, and a similar environmental insurance recovery that provided 3 cents per share to earnings in the second quarter of 2000, adjusted earnings were $2.41 per share for the first nine months of 2000, compared with $1.72 per share for the same period in 1999. This earnings improvement of 69 cents per share reflects similar reasons noted above, as well as a gain on the sale of emission allowances that reduced operating expenses in the second quarter of 2000.

Electric Energy Sales

     Retail Delivery
     ---------------

     PPL retail electricity delivery of consolidated subsidiaries for 2000 and 1999 were as follows (millions of kWh):

                                              September 30, 2000 vs. September 30, 1999
                                              -----------------------------------------
                                               Three Months Ended     Nine Months Ended
                                               ------------------     -----------------
                                                  2000      1999         2000     1999
                                                  ----      ----         ----     ----
Domestic - PPL Electric Utilities                 8,321     8,221       25,624   25,086
International - PPL Global                          777       709        2,352    2,181
                                                  -----     -----       ------  -------
    Total                                         9,098     8,930       27,976   27,267
                                                  =====     =====       ======  =======

     PPL Electric Utilities' retail electricity delivered in the three months ended September 30, 2000, increased by 100 million kWh, or 1.2%, from the comparable period in 1999 due to higher industrial usage. The increase of 538 million kWh, or 2.1%, in the nine months ended September 30, 2000, from the same period in 1999, was due to higher usage by commercial and industrial customers.

     PPL Global's Emel/EC subsidiaries delivered 777 million kWh and 2,352 million kWh of retail electricity in the three and nine months ended September 30, 2000, respectively, to customers in Chile and El Salvador. These figures are reported on a one month lag basis.

     Retail Supply
     -------------

     PPL retail electricity supply of consolidated subsidiaries for 2000 and 1999 were as follows (millions of kWh):

                                          September 30, 2000 vs. September 30, 1999
                                          -----------------------------------------
                                           Three Months Ended    Nine Months Ended
                                           ------------------    -----------------
                                            2000        1999      2000       1999
                                            ----        ----      ----       ----
Domestic - PPL EnergyPlus                   2,740      3,029      9,103      7,096
         - PPL Electric Utilities           6,600      5,451     19,283     18,136
International - PPL Global                    777        709      2,352      2,181
                                           ------      -----     ------    -------
    Total                                  10,117      9,189     30,738     27,413
                                           ======      =====     ======    =======

     Beginning on January 1, 1999, Pennsylvania electric customers were allowed to choose their electricity supplier under the Customer Choice Act. Customers choosing an alternate supplier continue to have their electricity delivered by the utility that serves their territory. PPL Electric Utilities is a PLR for customers in its service territory who have not chosen a supplier under the Customer Choice Act. Beginning July 1, 2000, PPL Electric Utilities purchases its energy from PPL EnergyPlus to meet this supply.

     Domestic electricity supplied to retail customers increased by 860 million kWh, or 10.1%, when comparing the three months ended September 30, 2000, to the same period in 1999. PPL Electric Utilities' supply as a PLR increased due to industrial delivered sales growth coupled with fewer sales losses to alternate suppliers. PPL EnergyPlus experienced a decrease in third quarter sales from 1999 to 2000. PPL EnergyPlus sells energy in both wholesale and retail markets. In many of the areas in which PPL EnergyPlus participates, better opportunities exist at this time in wholesale markets. During such times, retail volumes may be expected to decline.

     Domestic electricity supplied to retail customers increased by 3,154 million kWh, or 12.5%, when comparing the nine months ended September 30, 2000, to the same period in 1999. The increase was attributed to higher PPL EnergyPlus sales to commercial and industrial classes, and an increase in PPL Electric Utilities' PLR load due to an increase in sales delivered to commercial and industrial customers, and a decrease in sales lost to alternate suppliers.

     PPL Global's Emel/EC subsidiaries supplied 777 million kWh and 2,352 million kWh of retail electricity in the three and nine months ended September 30, 2000, respectively. These figures are reported on a one month lag basis. These subsidiaries purchase their requirements under longer term contracts and on the open market for delivery to their customers.

     Wholesale Sales
     ---------------

     PPL wholesale electricity supply for 1999 and 2000 is shown in the following table (millions of kWh). Effective July 1, 2000, the unregulated wholesale electric supply business of PPL Electric Utilities was transferred to PPL EnergyPlus. Accordingly, the following data for periods prior to July 1, 2000 has been restated to reflect the corporate realignment:


                                     September 30, 2000 vs. September 30, 1999
                                     -----------------------------------------
                                       Three Months Ended  Nine Months Ended
                                       ------------------  -----------------
                                          2000      1999      2000     1999
                                          ----      ----      ----     ----
Domestic - PPL EnergyPlus                 6,793    7,570     23,088   23,426
         - PPL Montana                    1,968               6,142
         - PPL Electric Utilities           205      231        633      635
         - PPL Maine                        533      153      1,154      239
                                          -----    -----     ------  -------
   Total                                  9,499    7,954     31,017   24,300
                                          =====    =====     ======  =======

     Wholesale electricity sales increased by 1,545 million kWh, or 19.4%, when comparing the three months ended September 30, 2000 to the same period in 1999. The increase was primarily the result of the acquisition of Montana generating assets in December 1999 and increased trading activities by PPL Maine, offset somewhat by the expiration of bulk power contracts and decreased wholesale activity due to increased retail load obligations.

     Wholesale electricity sales increased by 6,717 million kWh, or 27.6%, in the nine months ended September 30, 2000, when compared to the same period in 1999. The increase was due to the acquisitions of generating assets in

Montana in December 1999 and in Maine in May 1999, partially offset by the expiration of bulk power contracts.

Operating Revenues

     Electric
     --------

     The increase (decrease) in revenues from electric operations was attributable to the following (millions of dollars):

                                     September 30, 2000 vs. September 30, 1999
                                     -----------------------------------------
                                      Three Months Ended    Nine Months Ended
                                      ------------------    -----------------

Retail Electric Revenue
  PPL Electric Utilities
    Electric delivery                        $  (5)              $  9
    PLR electric generation supply              14                (14)
  PPL EnergyPlus
    Electric generation supply                   4                 86
  PPL Global - Emel/EC
    Electric delivery                         (100)                40
Other                                            5                 18
                                             -----               ----
                                             $ (82)              $139
                                             =====               ====

     After excluding the impact of Emel/EC for purposes of comparability, operating revenues from retail electric operations increased by $18 million during the three months ended September 30, 2000, when compared with the same period in 1999. This increase was primarily due to PPL Electric Utilities' energy revenues as a PLR.

     For the nine months ended September 30, 2000, operating revenues from retail electric operations increased by $139 million. This increase was primarily due to higher PPL EnergyPlus sales volumes and higher revenues from Emel/EC.

     Natural Gas and Propane
     -----------------------

     The increase in revenues from natural gas and propane was attributable to the following (millions of dollars):

                          September 30, 2000 vs. September 30, 1999
                          -----------------------------------------
                           Three Months Ended    Nine Months Ended
                           ------------------    -----------------

PPL Gas Utilities                 $ 3                  $ 8
PPL EnergyPlus                      8                   27
                                  ---                  ---
                                  $11                  $35
                                  ===                  ===

     Both PPL Gas Utilities and PPL EnergyPlus had higher retail gas sales for the three and nine months ended September 30, 2000, when compared to the same periods in 1999. The increase in PPL Gas Utilities' revenues reflects off-system revenues in 2000. The PPL EnergyPlus' increase was related to intensified gas marketing efforts and increased retail pricing attributed to higher wholesale gas commodity costs.

     Wholesale Energy Marketing and Trading
     --------------------------------------

     The increase (decrease) in revenues from wholesale energy marketing and trading activities was attributable to the following (millions of dollars):

                                        September 30, 2000 vs. September 30, 1999
                                        -----------------------------------------
                                         Three Months Ended    Nine Months Ended
                                         ------------------    -----------------
PPL Electric Utilities/PPL EnergyPlus
  Bilateral Sales                                $ 69                 $206
  PJM                                              (8)                   6
  Cost-based contracts                            (12)                 (30)
  Gas & oil sales                                 (32)                 (11)
PPL Montana                                        81                  205
PPL Maine                                          25                   59
Other                                              (2)                  (3)
                                                 ----                 ----
                                                 $121                 $432
                                                 ====                 ====

     After excluding the impact of PPL Montana for the purposes of comparability, wholesale energy marketing and trading revenues increased by $40 million and $227 million for the three and nine months ended September 30, 2000, when compared to the same periods in 1999.

     The change in PPL Electric Utilities' bilateral sales revenues in both periods reflects higher market pricing and sales volumes to other counterparties.

     Wholesale revenues of PPL Maine have been recorded since acquisition in May 1999.

Energy Related Businesses

     The contribution to operating income of energy related businesses decreased by $21 million for the three months ended September 30, 2000, compared with the same period in 1999. This was primarily due to an increase in project development costs by PPL Global, administrative expenses of PPL Global's Chilean affiliates, and adjustments to tax credits pending receipt of favorable private letter ruling by the IRS. The contribution to operating income of energy related business also decreased by $21 million for the nine months ended September 30, 2000, compared with the same period in 1999. This decrease was attributable to the foregoing factors.

Energy Purchases

     The increase (decrease) in energy purchases was attributable to the following (millions of dollars):

                           September 30, 2000 vs. September 30, 1999
                           -----------------------------------------
                            Three Months Ended    Nine Months Ended
                            ------------------    -----------------

PPL EnergyPlus                     $(16)                $141
PPL Maine                             4                   49
PPL Global - Emel/EC                (47)                  30
PPL Montana                          45                   87
Other                                 1                   14
                                   ----                 ----
                                   $(13)                $321
                                   ====                 ====

     After excluding the impact of Emel/EC and PPL Montana for purposes of comparability, energy purchases decreased by $11 million during the three months ended September 30, 2000, compared with the same period in 1999. This decrease was attributed to lower priced power purchases needed to supply wholesale and retail activities.

     After excluding the impact of PPL Montana for the purposes of comparability, energy purchases increased by $234 million during the nine months ended September 30, 2000, compared with the same period in 1999. This increase was attributed to higher wholesale purchases needed to supply retail load obligation.

Other Operation Expenses

     Other operation expenses decreased by $21 million for the three months ended September 30, 2000, when compared to the same period in 1999. This decrease was primarily due to an environmental insurance recovery.

     For the nine months ended September 30, 2000, other operation expenses decreased by $11 million when compared to the same period in 1999. After excluding the impacts of PPL Montana for purposes of comparability, these expenses decreased by $50 million when compared with the same period in 1999. This decrease was due primarily to a gain on the sale of emission allowances and insurance settlements for coverage for past and potential future environmental liabilities.

Maintenance Expenses

     Maintenance expenses increased by $25 million for the nine months ended September 30, 2000, when compared with the same period in 1999. After excluding the impacts of PPL Montana for purposes of comparability, maintenance expenses increased by $14 million during the nine months ended September 30, 2000. This increase was primarily due to higher maintenance costs at the Susquehanna generating station.

Depreciation and Amortization

     Depreciation and amortization expenses decreased by $15 million for the three months ended September 30, 2000, compared with the same period in 1999. After excluding the impacts of Emel/EC and PPL Montana for purposes of comparability, depreciation and amortization expenses decreased by $8 million during the third quarter of 2000. This decrease was primarily due to a change in the estimated remaining useful lives of certain PPL generating plants. PPL subsidiaries periodically review the depreciable lives of their fixed assets.
In conjunction with corporate realignment activities, undertaken in early 2000, studies were conducted of depreciable lives of certain generation assets. These studies indicated that the estimated economic lives for certain generation assets were longer than currently used to calculate depreciation for financial statement purposes. Therefore, effective July 1, 2000, PPL subsidiaries revised the estimated economic lives for fossil generation and pipeline assets. This change in estimated useful lives increased third quarter net income by about $5 million, or 3 cents per share. The change in estimated economic lives is expected to reduce depreciation expense by approximately $33 million per year for the next several years from previous levels.

     Depreciation and amortization increased by $3 million for the nine months ended September 30, 2000, when compared with the same period in 1999. After excluding the impacts of PPL Montana for purposes of comparability, these expenses decreased by $9 million during the nine months ended September 30, 2000, when compared with the same period in 1999. This decrease was primarily due to the change in estimated remaining useful lives of certain generating plants, as discussed above.

Income Taxes

     Income taxes increased by $97 million and $123 million for the three and nine months ended September 30, 2000, respectively, when compared to the same periods in 1999. These changes were primarily due to an increase in PPL's pre-tax book income and a release of deferred income taxes no longer required due to securitization in the third quarter of 1999.

Financing Costs

     Interest expense increased by $14 million and $71 million, respectively, for the three and nine months ended September 30, 2000, compared with the same periods in 1999. This was primarily due to the issuance of transition bonds in August 1999, the issuances of medium-term notes between November 1999 and September 2000, the financing of the Montana assets (acquired in December 1999) and the consolidation of Emel/EC beginning in the third quarter of 1999. Offsetting these increases were reductions in interest due to the retirement of first mortgage bonds and lower levels of commercial paper balances.

                              Financial Condition
                              -------------------

Energy Marketing and Trading Activities

     PPL subsidiaries purchase and sell electric capacity and energy at the wholesale level under their FERC market-based tariffs. PPL subsidiaries also have entered into agreements to sell firm capacity or energy under their market-based tariffs to certain entities located inside and outside of the PJM power pool. PPL subsidiaries enter into these agreements to market available energy and capacity from their generating assets and to profit from market price fluctuations. PPL subsidiaries are actively managing their portfolios to attempt to capture opportunities and limit their exposure to volatile prices. PPL subsidiaries also purchase and sell energy futures contracts as well as other commodity-based financial instruments in accordance with risk management objectives and strategies.

Market Risk Sensitive Instruments

     Commodity Price Risk
     --------------------

     PPL uses various methodologies to simulate forward price curves in the energy markets to estimate the size and probability of changes in market value resulting from commodity price movements. The methodologies require several key assumptions, including selection of confidence levels, the holding period of the commodity positions, and the depth and applicability to future periods of historical commodity price information. In connection with the corporate realignment, effective July 1, 2000, the commodity positions of PPL Electric Utilities were transferred to PPL EnergyPlus.

     As of September 30, 2000, PPL EnergyPlus estimated that a 10% adverse movement in market prices across all geographic areas and time periods could have decreased the value of its trading portfolio by approximately $1 million. For PPL EnergyPlus' non-trading portfolio, a 10% adverse movement in market prices across all geographic areas and time periods could have decreased the value of this portfolio by approximately $31 million at September 30, 2000. However, this would have been offset by an inverse change in the value of the underlying commodity, the electricity generated. As of September 30, 2000, PPL Montana estimated that a 10% adverse movement in market prices would have a negligible impact on its trading portfolio, whereas a 10% adverse movement in market prices could have decreased the value of its non-trading portfolio by approximately $76 million. This decrease also would have been offset by an inverse change in the underlying commodity, the electricity generated. In addition to commodity price risk, PPL's commodity positions are also subject to operational and event risks such as increases in load demand and forced outages at generating plants.

     Interest Rate Risk
     ------------------

     PPL and its subsidiaries have issued debt to finance operations and to provide funds for unregulated energy investments, which creates interest rate risk. PPL manages its interest rate risk by using financial derivative products to adjust the mix of fixed and floating-rate interest rates in its debt portfolios, adjusting the duration of its debt portfolios and locking in U.S. treasury rates (and interest rate spreads over treasuries) in anticipation of future financing, when appropriate. Risk limits are designed to balance risk exposure to volatility in interest expense and increases in market valuation of PPL's debt obligation due to changes in the absolute level of interest rates. See Note 8 to Financial Statements for a discussion of financial derivative instruments outstanding at September 30, 2000.

     At September 30, 2000, PPL's potential annual exposure to increased interest expense due to a 10% increase in interest rates was estimated at $8 million.

     PPL is also exposed to changes in the fair value of its debt portfolio. At September 30, 2000, PPL estimated that its potential exposure to a change in the fair value of its debt portfolio through a 10% adverse movement in interest rates was about $56 million.

     PPL utilizes various risk management instruments to reduce its exposure to adverse interest rate movements for future anticipated financings. While PPL is exposed to changes in the fair value of these instruments, they are designed such that any economic loss in value should be offset by interest rate savings at the time the future anticipated financing is completed. At September 30, 2000, PPL estimated that its potential exposure to a change in the fair value of these instruments, through a 10% adverse movement in interest rates, was about $6 million.

     Market events that are inconsistent with historical trends could cause actual results to differ from estimated levels.

     Nuclear Decommissioning Fund - Securities Price Risk
     ----------------------------------------------------

     In connection with the corporate realignment, effective July 1, 2000, the nuclear decommissioning fund for the Susquehanna nuclear plant was transferred from PPL Electric Utilities to PPL Susquehanna.

     PPL Susquehanna maintains trust funds, as required by the NRC, to fund certain costs of decommissioning Susquehanna. At September 30, 2000, these funds were invested primarily in domestic equity securities and fixed-rate, fixed-income securities and are reflected at fair value on the Consolidated Balance Sheet. The mix of securities is designed to provide returns to be used to fund Susquehanna's decommissioning and to compensate for inflationary increases in decommissioning costs. However, the equity securities included in the trusts are exposed to price fluctuation in equity markets, and the value of fixed-rate, fixed-income securities are exposed to changes in interest rates. PPL Susquehanna actively monitors the investment performance and periodically reviews asset allocation in accordance with its nuclear decommissioning trust policy statement. At September 30, 2000, a 10% increase in interest rates and a 10% decrease in equity prices would have resulted in an estimated $19 million reduction in the fair value of the trust assets.

Acquisitions

     Refer to Note 9 to the Financial Statements for information regarding acquisitions.

     At September 30, 2000, PPL Global had investments in foreign facilities including consolidated investments in Emel/EC and CEMAR. See Note 5 for information on PPL Global's unconsolidated investments. PPL Global continues to pursue opportunities to develop and acquire electric generation, transmission and distribution facilities in the U.S. and abroad. In addition to the specific acquisition activity discussed in Note 9, PPL Global has continued developing energy projects in Connecticut, Pennsylvania, Arizona and New York.

Financing Activities

     Refer to Note 7 to the Financial Statements for information regarding financing activities.

Financing and Liquidity

     Cash and cash equivalents increased on a net basis by $2 million more during the nine months ended September 30, 2000, compared with the same period in 1999. The reasons for this change were:

     .    A $1 million decrease in cash provided by operating activities.

     . A $68 million increase in cash used in investing activities, primarily due to PPL Global's investments in CEMAR, Hyder and South West Power Partners, the entity that is developing PPL Global's Griffith project in Arizona. These investing outflows were partially offset by proceeds from the PPL Montana sale - leaseback.

     . A $71 million increase in cash provided by financing activities. This increase was due to higher net issuances of debt and equity securities during the nine months ended September 30, 2000, compared with the same period in 1999.

Financial Indicators

     Earnings for the twelve months ended September 30, 2000 and 1999 were impacted by nonrecurring items which are listed in the "Earnings" discussion in the Results of Operations of this Form 10-Q and the Form 10-K for the year ended December 31, 1999. The following financial indicators reflect the elimination of these impacts from earnings, and provide an additional measure of the underlying earnings performance of PPL and its subsidiaries:

                                             12 Months Ended September 30,
                                             -----------------------------
                                                 2000             1999
                                                 ----             ----

Earnings per share, as adjusted                 $ 3.04           $2.13
Return on average common equity                  26.50%          13.90%
Ratio of pre-tax income to interest charges       2.90            3.06
Dividends declared per share                    $1.045           $1.00

Environmental Matters

     See Note 10 to Financial Statements for a discussion of environmental matters.

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

     Capital expenditures through the year 2003 to correct groundwater degradation at fossil-fueled generating stations and to address waste water control at facilities, pursuant to DEP regulations are included in the table of construction expenditures in the section entitled "Financial Condition - Capital Expenditure Requirements" in the Review of the Financial Condition and Results of Operations in PPL's 1999 10-K. Additional capital expenditures could be required beyond the year 2003 in amounts which are not now determinable, but which could be significant. Actions taken to correct groundwater degradation and to address waste water control are also expected to result in increased operating costs in amounts which are not now determinable, but which could be significant.

Increasing Competition

     The electric utility industry has experienced, and will continue to experience, a significant increase in the level of competition in the energy supply market at both the state and federal level. Refer to PPL's 1999 Form 10-K for a discussion of state and federal activities in this regard.

     PPL EnergyPlus is serving industrial and commercial customers in Pennsylvania, New Jersey, Delaware, Maine and Montana. PPL EnergyPlus is licensed to sell energy in Maryland and Massachusetts and has filed an application for such a license in New York.

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

     As a result of the corporate realignment, PPL Electric Utilities' principal businesses are the transmission and distribution of electricity to serve retail customers in its franchised territory in eastern and central Pennsylvania and the supply of electricity to retail customers as a PLR; PPL Generation's principal business is owning and operating U.S. generating facilities through various subsidiaries; PPL EnergyPlus' principal business is wholesale and retail energy marketing; and PPL Global's principal business is the acquisition and development of both U.S. and international energy projects and ownership of international energy projects. PPL Energy Funding serves as the parent company for substantially all of PPL's unregulated businesses, including PPL Generation, PPL EnergyPlus and PPL Global. Other subsidiaries of PPL and PPL Electric Utilities are generally aligned in the new corporate structure according to their principal business functions.

     The corporate realignment followed receipt of various regulatory approvals, including approvals from the PUC, the FERC and the NRC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
        ----------------------------------------------------------

     Reference is made to "Market Risk Sensitive Instruments," in Review of Financial Condition and Results of Operations.

              PPL ELECTRIC UTILITIES CORPORATION AND SUBSIDIARIES

PPL ELECTRIC UTILITIES CORPORATION AND SUBSIDIARIES
---------------------------------------------------
Item 1. Financial Statements
----------------------------

     In the opinion of PPL Electric Utilities, the unaudited financial statements included herein reflect all adjustments necessary to present fairly the Consolidated Balance Sheet as of September 30, 2000 and December 31, 1999, and the Consolidated Statement of Income and Consolidated Statement of Cash Flows for the periods ended September 30, 2000 and 1999. All nonutility operating transactions are included in "Other Income" in PPL Electric Utilities' Consolidated Statement of Income. These financial statements have been impacted by the corporate realignment on July 1, 2000. See Note 8 to Financial Statements for additional information.

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)
(Millions of Dollars)

                                                                            Three Months                Nine Months
                                                                         Ended September 30,        Ended September 30,
                                                                       ---------------------       ---------------------
                                                                           2000       1999            2000        1999
                                                                       ---------   ---------       ---------   ---------
Operating Revenues
   Electric..........................................................     $ 527     $   635         $ 1,847     $ 1,886
   Wholesale energy marketing and trading............................        39         489             842       1,122
   Energy related businesses.........................................         4           4              14          11
                                                                       ---------   ---------       ---------   ---------
   Total.............................................................       570       1,128           2,703       3,019
                                                                       ---------   ---------       ---------   ---------

Operating Expenses
   Operation
     Electric fuel...................................................                   131             200         351
     Energy purchases for retail load and wholesale..................       299         457           1,078       1,070
     Other...........................................................        56         155             282         431
     Amortization of recoverable transition costs....................        50          48             159         135
   Maintenance.......................................................        16          45             122         140
   Depreciation and amortization.....................................        26          59             142         176
   Taxes, other than income..........................................        20          39             119         130
   Energy related businesses.........................................         3           3              16          10
                                                                       ---------   ---------       ---------   ---------
   Total.............................................................       470         937           2,118       2,443
                                                                       ---------   ---------       ---------   ---------

Operating Income.....................................................       100         191             585         576
                                                                       ---------   ---------       ---------   ---------

Other Income - Net...................................................         4           7              27          29
                                                                       ---------   ---------       ---------   ---------

Income Before Interest and Income Taxes..............................       104         198             612         605

Interest Expense.....................................................        59          59             184         155
                                                                       ---------   ---------       ---------   ---------

Income Before Income Taxes and Extraordinary Items...................        45         139             428         450

Income Taxes.........................................................        14         (27)            158          91
                                                                       ---------   ---------       ---------   ---------

Income Before Extraordinary Items....................................        31         166             270         359
                                                                       ---------   ---------       ---------   ---------

Extraordinary Items (net of income taxes)............................                   (59)                        (59)
                                                                       ---------   ---------       ---------   ---------

Net Income Before Dividends on Preferred Stock.......................        31         107             270         300

Dividends on Preferred Stock.........................................         6           6              19          30
                                                                       ---------   ---------       ---------   ---------

Earnings Available to PPL Corporation................................     $  25     $   101         $   251     $   270
                                                                       =========   =========       =========   =========

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

                                                                                             Nine Months
                                                                                          Ended September 30,
                                                                                   ----------------------------
                                                                                       2000             1999
                                                                                   ----------        ----------
Net Cash Provided by Operating Activities.......................................      $  492           $   459

Cash Flows From Investing Activities
   Expenditures for property, plant and equipment...............................        (199)             (201)
   Loan repayment by parent and affiliates......................................         156               136
   Sale of nuclear fuel to trust................................................          27                14
   Other investing activities - net.............................................          (4)              (10)
                                                                                   ----------        ----------
     Net cash used in investing activities......................................         (20)              (61)
                                                                                   ----------        ----------

Cash Flows From Financing Activities
   Issuance of long-term debt...................................................                         2,420
   Retirement of long-term debt.................................................        (327)           (1,467)
   Purchase of treasury stock...................................................                          (632)
   Retirement of preferred stock................................................                          (369)
   Termination of nuclear fuel lease............................................        (154)
   Payments on capital lease obligation.........................................         (11)              (42)
   Payment of common and preferred dividends....................................         (94)             (188)
   Cash of subsidiaries divested in corporate realignment.......................         (73)
   Net increase in short-term debt..............................................         184               130
   Other financing activities-net...............................................                           (89)
                                                                                   ----------        ----------
     Net cash used in financing activities......................................        (475)             (237)
                                                                                   ----------        ----------

Net Increase in Cash and Cash Equivalents.......................................          (3)              161
Cash and Cash Equivalents at Beginning of Period................................          52                31
                                                                                   ----------        ----------
Cash and Cash Equivalents at End of Period......................................      $   49          $    192
                                                                                   ==========        ==========

Supplemental Disclosures of Cash Flow Information
   Cash paid during the period for:
     Interest (net of amount capitalized).......................................      $  173          $    130
     Income taxes...............................................................      $  216          $    143

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEET
PPL Electric Utilities Corporation and Subsisiaries
(Unaudited)
(Millions of Dollars)

                                                                              September 30,              December 31,
                                                                                 2000                       1999
                                                                              ------------               -----------
Assets

Current Assets
   Cash and cash equivalents...........................................       $     49                  $       52
   Accounts receivable (less reserve: 2000, $22; 1999, $18)............            270                         274
   Unbilled revenues...................................................            138                         275
   Fuel, materials and supplies - at average cost......................             31                         175
   Prepayments.........................................................             50                          87
   Unrealized energy trading gains.....................................                                         26
   Other...............................................................             61                          78
                                                                              --------                  ----------
                                                                                   599                         967
                                                                              --------                  ----------

Investments
   Loan to parent and its affiliates...................................             46                         489
   Nuclear plant decommissioning trust fund............................                                        255
   Investment in unconsolidated affiliate at equity....................                                         17
   Other...............................................................             15                          15
                                                                              --------                  ----------
                                                                                    61                         776
                                                                              --------                  ----------
Property, Plant and Equipment
   Electric utility plant in service - net
     Transmission and distribution.....................................          2,166                       2,193
     Generation........................................................                                      1,620
     General...........................................................            188                         208
                                                                              --------                  ----------
                                                                                 2,354                       4,021
   Construction work in progress - at cost.............................             45                         139
   Nuclear fuel owned and leased - net.................................                                        139
                                                                              --------                  ----------
     Electric utility plant - net......................................          2,399                       4,299
   Gas and oil utility plant - net.....................................                                         26
   Other property - net................................................              5                          20
                                                                              --------                  ----------
                                                                                 2,404                       4,345
                                                                              --------                  ----------
Regulatory Assets and Other Noncurrent Assets
   Recoverable transition costs........................................          2,487                       2,647
   Other...............................................................            335                         357
                                                                              --------                  ----------
                                                                                 2,822                       3,004
                                                                              --------                  ----------

                                                                              $  5,886                  $    9,092
                                                                              ========                  ==========

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEET
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)


                                                                                           September 30,         December 31,
                                                                                               2000                   1999
                                                                                            ------------           -----------
Liabilities and Equity

Current Liabilities
    Short-term debt...................................................................      $        4              $      183
    Long-term debt....................................................................             237                     352
    Above market NUG purchases........................................................                                      99
    Accounts payable..................................................................              74                     284
    Taxes and interest accrued........................................................              34                     116
    Dividends payable.................................................................              45                       6
    Unrealized energy trading losses..................................................                                      28
    Other.............................................................................              77                     220
                                                                                            ----------              ----------
                                                                                                   471                   1,288
                                                                                            ----------              ----------

Long-term Debt........................................................................           2,941                   3,153
                                                                                            ----------              ----------
Deferred Credits and Other Noncurrent Liabilities
    Deferred income taxes and investment tax credits..................................             743                   1,528
    Above market NUG purchases........................................................                                     674
    Other.............................................................................             217                     806
                                                                                            ----------              ----------
                                                                                                   960                   3,008
                                                                                            ----------              ----------

Commitments and Contingent Liabilities................................................
                                                                                            ----------              ----------

Company-obligated mandatorily redeemable preferred securities of
   subsidiary trust holding solely company debentures.................................             250                     250
                                                                                            ----------              ----------

Preferred stock
    With sinking fund requirements....................................................              47                      47
    Without sinking fund requirements.................................................              50                      50
                                                                                            ----------              ----------
                                                                                                    97                      97
                                                                                            ----------              ----------
Shareowner's Common Equity
    Common stock......................................................................           1,476                   1,476
    Additional paid-in capital........................................................              55                      55
    Treasury stock....................................................................            (632)                   (632)
    Earnings reinvested...............................................................             284                     419
    Accumulated other comprehensive income............................................                                      (6)
    Capital stock expense and other...................................................             (16)                    (16)
                                                                                            ----------              ----------
                                                                                                 1,167                   1,296
                                                                                            ----------              ----------

                                                                                            $    5,886              $    9,092
                                                                                            ==========              ==========

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF SHAREOWNER'S COMMON EQUITY
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

                                                                         For the Three Months Ended    For the Nine Months Ended
                                                                               September 30,                 September 30,
                                                                         --------------------------    -------------------------
                                                                             2000            1999         2000           1999
                                                                         -----------       --------    ----------      ---------
Common stock at beginning of period.....................................  $    1,476       $   1,476    $   1,476     $    1,476
                                                                          ----------       ---------    ---------     ----------
Common stock at end of period...........................................       1,476           1,476        1,476          1,476
                                                                          ----------       ---------    ---------     ----------

Additional paid-in capital at beginning of period.......................          55              70           55             70
Other...................................................................                         (15)                        (15)
                                                                          ----------       ---------    ---------     ----------
Additional paid-in capital at end of period.............................          55              55           55             55
                                                                          ----------       ---------    ---------     ----------

Treasury stock at beginning of period...................................        (632)              0         (632)             0
   Purchase of treasury stock...........................................                        (632)                       (632)
                                                                          ----------       ---------    ---------     ----------
Treasury stock at end of period.........................................        (632)           (632)        (632)          (632)
                                                                          ----------       ---------    ---------     ----------

Earnings reinvested at beginning of period..............................         569             262          419            210
   Net income (b).......................................................          25             101          251            270
   Cash dividends declared on common stock..............................         (39)            (36)        (115)          (153)
   Common distribution in corporate realignment.........................        (271)                        (271)
                                                                          ----------       ---------    ---------     ----------
Earnings reinvested at end of period....................................         284             327          284            327
                                                                          ----------       ---------    ---------     ----------

Accumulated other comprehensive income at beginning of period...........          (6)             (6)          (6)            (6)
   Transfer of minimum pension liability in corporate
     realignment (b)....................................................           6                            6
                                                                          ----------       ---------    ---------     ----------
Accumulated other comprehensive income at end of period.................           0              (6)           0             (6)
                                                                          ----------       ---------    ---------     ----------

Capital stock expense at beginning of period............................         (16)            (20)         (16)           (20)
Other...................................................................                           4                           4
                                                                          ----------       ---------    ---------     ----------
Capital stock expense at end of period..................................         (16)            (16)         (16)           (16)
                                                                          ----------       ---------    ---------     ----------

Total Shareowner's Common Equity........................................  $    1,167       $   1,204    $   1,167     $    1,204
                                                                          ==========       =========    =========     ==========
(Thousands of Shares)

Common stock shares at beginning of period (a)..........................     102,230         157,300      102,230        157,300
   Treasury stock purchased.............................................                     (55,070)                    (55,070)
                                                                          ----------       ---------    ---------     ----------
Common stock shares at end of period....................................     102,230         102,230      102,230        102,230
                                                                          ==========       =========    =========     ==========
(a) No par value. 170 million shares authorized. All common
     shares of PPL Electric Utilities stock are owned by PPL.
(b) Statement of Comprehensive Income:
    Net income..........................................................  $       25       $     101    $     251     $      270
    Other comprehensive income, net of tax:
        Minimum pension liability transferred in corporate realignment..           6                            6
                                                                          ----------       ---------    ---------     ----------
    Total other comprehensive income....................................           6                            6
                                                                          ----------       ---------    ---------     ----------
    Comprehensive Income................................................  $       31       $     101    $     257     $      270
                                                                          ==========       =========    =========     ==========

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

     Certain amounts in the September 30, 1999 and December 31, 1999 financial statements have been reclassified to conform to the presentation in the September 30, 2000 financial statements.

2. Summary of Significant Accounting Policies

Leases

     In March 2000, PPL Electric Utilities terminated its nuclear fuel lease and repurchased $154 million of nuclear fuel from the lessor energy trust. In July 2000, all nuclear fuel was transferred to PPL Susquehanna, the new unregulated nuclear generating subsidiary of PPL Generation, in connection with the corporate realignment. See Note 8 for additional information.

3. Sales to Other Electric Utilities

     As part of the corporate realignment on July 1, 2000, PPL Electric Utilities' contracts for sales to other electric utilities were assigned to PPL EnergyPlus, which was transferred to an unregulated subsidiary of PPL. See Note 8 to Financial Statements for information on the corporate realignment.

4. Credit Arrangements and Financing Activities

     PPL Electric Utilities issues commercial paper. At September 30, 2000, PPL Electric Utilities had no commercial paper outstanding.

     In order to enhance liquidity, and as a credit back-stop to the commercial paper programs, PPL Electric Utilities, PPL Capital Funding and PPL (as guarantor for PPL Capital Funding) share a 364-day $750 million credit facility and a five-year $300 million credit facility, each with a group of banks. At September 30, 2000, no borrowings were outstanding under either facility.

     In April 2000, PPL Electric Utilities redeemed and retired all of its outstanding First Mortgage Bonds, 9-1/4% Series due 2019, at par value of $27.6 million through the maintenance and replacement fund provisions of its Mortgage. In June 2000, PPL Electric Utilities paid and retired all of its outstanding first mortgage bonds, 6% Series due 2000, at par value of $125 million.

     PPL Transition Bond Company, LLC retired the following class A-1 Bonds: in March 2000, $62.2 million; in June 2000, $61.3 million; and in September 2000, $52.3 million.

5. Commitments and Contingent Liabilities

Nuclear Insurance

     In connection with the corporate realignment, effective July 1, 2000, ownership and operation of the Susquehanna nuclear station was transferred to PPL Susquehanna, which became the insured under PPL Electric Utilities' existing nuclear insurance programs.

Environmental Matters

     In connection with the corporate realignment, effective July 1, 2000, any air, water and residual waste contingent liabilities associated with the generation assets of PPL Electric Utilities were assumed by PPL Generation.

     Superfund and Other Remediation
     -------------------------------

In 1995, PPL Electric Utilities entered into a consent order with the DEP to address a number of sites where PPL Electric Utilities may be liable for remediation. This may include potential PCB contamination at certain PPL Electric Utilities' substations and pole sites; potential contamination at a number of coal gas manufacturing facilities formerly owned and operated by PPL Electric Utilities; and oil or other contamination which may exist at some of PPL Electric Utilities' former generating facilities. As of September 30, 2000, PPL Electric Utilities has completed work on approximately two-thirds of the sites included in the consent order.

     At September 30, 2000, PPL Electric Utilities had accrued approximately $6 million, representing the amount it estimates it will have to spend for site remediation, including those sites covered by its consent order mentioned above.

6. Related Party Transactions

     As part of the corporate realignment, PPL Electric Utilities entered into power sales agreements with PPL EnergyPlus for the purchase of electricity to meet its obligations as a PLR for customers who have not selected an alternative supplier under the Customer Choice Act. Under the terms of these agreements, this electricity is purchased by PPL Electric Utilities at the applicable shopping credits authorized by the PUC, plus nuclear decommissioning costs, less state taxes. These purchases totaled $256 million for the three months ended September 30, 2000, and are included in "Energy purchases for retail load and wholesale" on the Consolidated Statement of Income.

     Also as part of the corporate realignment, PPL Electric Utilities executed a reciprocal contract with PPL EnergyPlus to sell electricity purchased under contracts with NUGs. PPL Electric Utilities purchases electricity from the NUGs at contractual rates, and then sells the electricity at the same price to PPL EnergyPlus. These revenues totaled $39 million for the three months ended September 30, 2000, and are included in Operating Revenues as "Wholesale energy marketing and trading" on the Consolidated Statement of Income.

7. New Accounting Standards

     In June 2000, the FASB issued SFAS 138, which amends certain implementation issues of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." PPL Electric Utilities intends to adopt SFAS 133 as amended by SFAS 137 and SFAS 138 as of January 1, 2001.

     In an effort to assess the financial statement impact of the adoption of SFAS 133 and SFAS 138, PPL evaluated its current commodity contracts and financial instruments. Contract evaluations were performed by a PPL project team of representatives from PPL's major business lines. Additionally, an outside consultant was retained to provide guidance to the team. Contracts that were identified as derivatives under SFAS 133 and SFAS 138 were also evaluated to determine if hedge accounting treatment could be applied.

     Based upon this evaluation, it appears that as of September 30, 2000, contracts which meet the definition of a derivative will have an insignificant impact on PPL Electric Utilities' net income and other comprehensive income.

8. Corporate Realignment

     On July 1, 2000, PPL and PPL Electric Utilities completed a corporate realignment in order to effectively separate PPL Electric Utilities' regulated transmission and distribution businesses from its recently deregulated generation businesses and to better position the companies and their affiliates in the new competitive market-place. The realignment included PPL Electric Utilities' transfer of certain generation and related assets, along with the associated liabilities, to PPL Energy Funding, a wholly-owned subsidiary. PPL Electric Utilities then distributed its investment in PPL Energy Funding to PPL. The net book value of this transfer, recorded effective July 1, 2000, was $271 million.

     This $271 million non-cash dividend to PPL had a significant impact on the consolidated assets and liabilities of PPL Electric Utilities. As indicated on the Consolidated Statement of Cash Flows of PPL Electric Utilities, approximately $73 million of cash and cash equivalents of consolidated affiliates was divested as a result of the realignment distribution. The following major reductions in consolidated assets and liabilities resulted from the non-cash dividend (millions of dollars):

Assets
Cash and cash equivalents          $   73
Other current assets                  331
Investments                           578
Property, plant and equipment       1,969
Other noncurrent assets                16
                                   ------
                                    2,967
                                   ------

Liabilities and Equity
Current liabilities                   767
Deferred credits and other
  noncurrent liabilities            1,935
Minimum pension liability
  component of accumulated
  other comprehensive income           (6)
                                   ------
                                    2,696
                                   ------

    Net Dividend                   $  271
                                   ======

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

                      PPL ELECTRIC UTILITIES CORPORATION

Item 2.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
Results of Operations
---------------------

     This discussion should be read in conjunction with the section entitled "Review of the Financial Condition and Results of Operations" in PPL Electric Utilities' Annual Report to the SEC on Form 10-K for the year ended December 31, 1999. Terms and abbreviations appearing in Management's Discussion and Analysis of Financial Condition and Results of Operations are explained in the glossary.

                             Results of Operations
                             ---------------------

     The following discussion explains significant changes in principal items on the Consolidated Statement of Income comparing the three months and nine months ended September 30, 2000, to the comparable periods in 1999. Certain items on the Consolidated Statement of Income have been impacted by the corporate realignment undertaken by PPL and PPL Electric Utilities effective July 1, 2000. See Note 8 to the Financial Statements for information regarding the corporate realignment.

     The Consolidated Statement of Income of PPL Electric Utilities for the three months ended September 30, 2000 includes the results of its remaining businesses, the transmission and distribution of electricity in its franchised service territory and the supply of electricity as a PLR under Pennsylvania's Customer Choice Act. The results for the first six months of 2000 and the nine months ended September 30, 1999 also include PPL Electric Utilities' former electric generation and unregulated wholesale and retail marketing functions. When discussing the results of operations for the three and nine month periods, the estimated results of operations of the electric generation and unregulated marketing functions for the three months ended September 30, 1999 are eliminated for purposes of comparability.

     As an additional measure of comparability, pro forma financial statements are provided at the end of "Management's Discussion and Analysis of Financial Condition and Results of Operations." This pro forma information presents a balance sheet and income statements as if PPL Electric Utilities had been realigned in all periods, thereby presenting these statements for the remaining businesses of PPL Electric Utilities.

     The Consolidated Statement of Income reflects the results of past operations and is not intended as any indication of future operating results. Future operating results will necessarily be affected by various and diverse factors and developments, particularly the corporate realignment as discussed in
Note 8. Furthermore, because results for interim periods can be disproportionately influenced by various factors and developments and by seasonal variations, the results of operations for interim periods are not necessarily indicative of results or trends for the year.

Earnings

     PPL Electric Utilities' earnings available to PPL were $25 million for the three months ended September 30, 2000, compared with $101 million during the same period in 1999. Earnings for the nine months ended September 30, 2000 were $251 million, compared with $270 million during the first nine months of 1999. The following table shows the adjusted earnings for these periods on a comparable basis, after eliminating the estimated impacts of businesses transferred in the corporate realignment and certain nonrecurring items (millions of dollars):

                                                         Three Months Ended         Nine Months Ended
                                                           September 30,              September 30,
                                                         ------------------         -----------------
                                                         2000          1999         2000         1999
                                                         ----          ----         ----         ----
Actual Earnings                                          $  25        $ 101        $ 251        $ 270
  Eliminate third quarter 1999
    earnings of unregulated electricity
    supply and marketing businesses                                     (73)                      (73)
  Eliminate nonrecurring items:
  . Benefit of securitization transactions                              (19)                      (19)
  . Environmental insurance recoveries                     (18)                      (23)
                                                         -----        -----        -----        -----
Adjusted Earnings                                        $   7        $   9        $ 228        $ 178
                                                         =====        =====        =====        =====

     Adjusted earnings for the nine months ended September 30, 2000 increased by $50 million over the same period in 1999. (These adjusted earnings reflect six months of PPL Electric Utilities' full operations, and three months of the post-realignment businesses: the transmission and distribution of electricity and the supply of electricity as a PLR.) This increase in earnings was primarily due to higher margins on wholesale activities during the first half of 2000 compared with 1999, the end of a one-year 4% rate reduction for delivery customers, higher electric delivery sales, and lower other operating expenses. The operating expense reductions included a gain on the sale of emission allowances, as well as reductions in pension and medical expenses. These earnings improvements were partially offset by higher interest expense due to the issuance of transition bonds to securitize stranded costs.

Electric Energy Sales

     PPL Electric Utilities' electricity sales for 2000 and 1999 were as follows (millions of kWh):

                                      September 30, 2000 vs. September 30, 1999
                                      -----------------------------------------
                                        Three Months Ended  Nine Months Ended
                                        ------------------  -----------------
                                           2000      1999      2000     1999
                                           ----      ----      ----     ----
Electricity delivered
 to retail customers by
 PPL Electric Utilities                    8,321     8,221    25,624   25,086
Less:  Electricity supplied
 by others                                 1,721     2,770     6,341    6,950
                                           -----     -----    ------   ------
Electricity supplied to retail
 customers by PPL Electric Utilities
 as PLR                                    6,600     5,451    19,283   18,136
Electricity supplied to retail
 customers by PPL EnergyPlus                         3,029     6,363    7,096
                                           -----     -----    ------   ------
Total electricity supplied to
 retail customers                          6,600     8,480    25,646   25,232
Wholesale electricity sales                  205     7,801    16,928   24,061

     Beginning on January 1, 1999, Pennsylvania electric customers were allowed to choose their electricity supplier under the Customer Choice Act. Customers choosing an alternate supplier continue to have their electricity delivered by the utility that serves their territory.

     As of the July 1, 2000, corporate realignment, PPL EnergyPlus is no longer a part of PPL Electric Utilities, but rather was transferred to an unregulated subsidiary of PPL. Therefore, PPL Electric Utilities supplies electricity to retail customers only as a PLR, but continues to deliver electricity to all retail customers in its service territory.

     Electricity delivered to retail customers in the three months ended September 30, 2000, increased by 100 million kWh, or 1.2%, from the comparable period in 1999. This increase reflects higher usage by industrial customers.

     Electricity delivered to retail customers in the nine months ended September 30, 2000, increased by 538 million kWh, or 2.1%, from the comparable period in 1999. This increase was due to higher usage by commercial and industrial customers.

     Electricity supplied to retail customers decreased by 1,880 million kWh, or 22.2%, when comparing the three months ended September 30, 2000, to the same period in 1999. After eliminating PPL EnergyPlus' retail energy supply that was transferred in the corporate realignment, electricity supplied as a PLR increased by 1,149 million kWh, or 21.1%. Most of the increase was due to fewer commercial and industrial customers selecting a supplier other than PPL Electric Utilities in 2000.

     Electricity supplied to retail customers increased by 414 million kWh, or 1.6%, when comparing the nine months ended September 30, 2000, to the same period in 1999. After eliminating PPL EnergyPlus' retail energy supply that was transferred in the corporate realignment from the results for the third quarter of 1999, electricity supplied increased by 3,443 million kWh, or 15.5%. The increase was due to increased supply to commercial and industrial customers.

     Wholesale electricity sales decreased by 7,596 million kWh, in the three months ended September 30, 2000, when compared to the same period in 1999. After eliminating the kWh of PPL EnergyPlus wholesale transactions that were transferred in the corporate realignment, sales were basically unchanged.

     Wholesale electricity sales decreased by 7,133 million kWh in the nine months ended September 30, 2000, when compared to the same period in 1999. After eliminating the kWh of the wholesale transactions that were transferred in the corporate realignment from the results of the third quarter of 1999, sales increased by 437 million kWh. The increase was primarily the result of increased activity in the first half of 2000 by the Energy Marketing Center in the wholesale market, offset somewhat by the expiration of bulk power contracts.

Operating Revenues

     Electric
     --------

     The increase (decrease) in revenues from electric operations was attributable to the following (millions of dollars):

                                    September 30, 2000 vs. September 30, 1999
                                    -----------------------------------------
                                     Three Months Ended    Nine Months Ended
                                     ------------------    -----------------

PPL Electric Utilities
   Electric delivery                       $  (5)               $  9
   PLR electric generation supply             13                 (14)
PPL EnergyPlus
    Electric generation supply              (116)                (35)
  Other                                                            1
                                           -----                ----
                                           $(108)               $(39)
                                           =====                ====

     As of the July 1, 2000 corporate realignment, PPL EnergyPlus is no longer a part of PPL Electric Utilities; rather, it has been transferred to an unregulated subsidiary of PPL. Subsequent to July 1, PPL Electric Utilities continues to supply electricity to retail customers as a PLR, and delivers electricity to all retail customers in its service territory.

     After eliminating PPL EnergyPlus' retail energy supply that was transferred in the corporate realignment from the results for the third quarter of 1999, operating revenues from retail electric operations increased by $8 million and $77 million for the three and nine months ended September 30, 2000, respectively, when compared to the same periods in 1999.

     The adjusted increase of $77 million for the nine months ended September 30, 2000 was primarily due to an increase in PPL EnergyPlus' volumes during the first half of 2000 versus the same period in 1999. This increase was driven by PPL EnergyPlus' marketing efforts in Pennsylvania and surrounding states that have been implemented to secure and retain end-use customers in these deregulated states.

     Wholesale Energy Marketing and Trading
     --------------------------------------

     The increase (decrease) in revenues from wholesale energy marketing and trading activities was attributable to the following (millions of dollars):

                                    September 30, 2000 vs. September 30, 1999
                                    -----------------------------------------
                                     Three Months Ended    Nine Months Ended
                                     ------------------    -----------------

PPL Electric Utilities
  Bilateral Sales                           $(296)              $(159)
  PJM                                         (50)                (36)
  Cost-based contracts                        (39)                (57)
  Gas & oil sales                             (93)                (54)
  Other                                       (12)                (14)
  NUG purchases sold to affiliate              40                  40
                                            -----               -----
                                            $(450)              $(280)
                                            =====               =====

     After eliminating the revenues of businesses transferred in the corporate realignment from the results for the third quarter of 1999, wholesale revenues decreased by $12 million for the three months ended September 30, 2000, compared with the same period in 1999.

     After eliminating the revenues of businesses transferred in the corporate realignment from the results for the third quarter of 1999, wholesale revenues increased by $158 million for the nine months ended September 30, 2000, compared with the same period in 1999. This was primarily due to increased bilateral sales revenues of $137 million during the first half of 2000 compared with the same period in 1999. The change in bilateral sales revenues reflected higher market pricing and energy sales to other counterparties.

Electric Fuel Costs

     For the three and nine months ended September 30, 2000, electric fuel costs decreased by $131 million and $151 million, respectively, compared with the same periods in 1999. After eliminating the expenses of businesses transferred in the corporate realignment from the results for the third quarter of 1999, electric fuel costs decreased by $20 million for the nine months ended September 30, 2000. This decrease was attributed to lower generation because of the Holtwood plant closing in April 1999, the sale of the Sunbury plant in November 1999, plant outages, and reduced operation of marginal units. In addition, lower nuclear fuel expense contributed to the decrease in electric fuel costs. During the first quarter of 1999, there was a charge of $5 million to accrue for the increase in estimated costs of dry cask canisters for the on-site spent fuel storage at the Susquehanna plant.

Energy Purchases

     Energy purchases for retail load and wholesale activities decreased by $158 million during the three months ended September 30, 2000 compared with the same period in 1999. After eliminating the expenses of businesses transferred in the corporate realignment from the results for the third quarter of 1999, energy purchases increased by $24 million during the three months ended September 30, 2000. This increase reflects higher energy purchases from PPL EnergyPlus in the third quarter of 2000 than would have been incurred if realigned in the third quarter of 1999. This was attributed to higher energy sales by PPL Electric Utilities as a PLR.

     Energy purchases increased by $8 million during the nine months ended September 30, 2000, compared with the same period in 1999. After eliminating the expenses of businesses transferred in the corporate realignment from the results for the third quarter of 1999, energy purchases increased by $190 million during the nine months ended September 30, 2000. During the first half of 2000, energy purchases increased by $166 million over the same period in 1999. This was primarily due to higher purchases to support PPL EnergyPlus' increased unregulated retail electric and gas sales. Also, higher per unit prices for these purchases contributed to the increase in energy purchases, coupled with recognized losses on certain long-term forward transactions. The remainder of the increase during the nine month period, $24 million, represents the estimated increase in PPL Electric Utilities' purchases to support its PLR load in the third quarter of 2000, as noted above.

Other Operation Expenses

     Other operation expenses decreased by $99 million and $149 million for the three and nine months ended September 30, 2000, respectively, when compared with the same periods in 1999. After eliminating the expenses of businesses transferred in the corporate realignment from the results for the third quarter of 1999, other operation expenses decreased by $32 million and $82 million for the three and nine months ended September 30, 2000, respectively.

     The decrease for the three months ended September 30, 2000, was primarily due to an environmental insurance recovery. The decrease for the nine months ended September 30, 2000, was due to the foregoing reason, as well as gains on the sale of emission allowances, and decreases in wages, pension plan costs, medical expenses, load dispatching activities for system control and computer software development costs.

Maintenance Expenses

     Maintenance expenses decreased by $29 million and $18 million for the three and nine months ended September 30, 2000, respectively, when compared to the same periods in 1999. After eliminating the expenses of businesses transferred in the corporate realignment from the results for the third quarter of 1999, maintenance expenses decreased by $10 million for the three month period and increased by $1 million for the nine month period ended September 30, 2000, when compared to the same periods in 1999.

     The decrease for the three month period ended September 30, 2000, was primarily due to lower wages and transmission line maintenance expenses.

Depreciation and Amortization

     Depreciation and amortization decreased by $33 million and $34 million for the three and nine months ended September 30, 2000, respectively, when compared with the same periods in 1999. However, after eliminating the expenses of businesses transferred in the corporate realignment from the results of the third quarter of 1999, depreciation on assets used in the electric delivery business was essentially unchanged from the prior year.

Financing Costs

     Interest expense increased by $29 million for the nine months ended September 30, 2000, compared with the same period in 1999. This increase was primarily due to the issuance of transition bonds in August 1999, partially offset by the retirement of first mortgage bonds in August 1999, and in April and June 2000.

     Dividends on preferred stock decreased by $11 million during the nine months ended September 30, 2000, compared with the same period in 1999. This decrease was the result of PPL Electric Utilities acquiring $380 million of its preferred stock that had been held by PPL. PPL Electric Utilities acquired this preferred stock in August 1999, using a portion of the proceeds from securitization.

Income Taxes

     Income taxes increased by $41 million and $67 million for the three and nine months ended September 30, 2000, respectively, when compared to the same periods in 1999. After eliminating the expenses of businesses transferred in the corporate realignment from the results of the third quarter of 1999, income taxes increased by $84 million and $110 million for the three month and nine month periods, respectively. These changes were primarily due to a release of deferred taxes no longer required due to securitization in the third quarter of 1999, and by higher adjusted pre-tax book income during the nine months ended September 30, 2000.

                              Financial Condition
                              -------------------

Energy Marketing and Trading Activities

     In connection with the corporate realignment, effective July 1, 2000, PPL Electric Utilities' unregulated energy marketing and trading activities were transferred to PPL EnergyPlus.

Market Risk Sensitive Instruments

     Commodity Price Risk
     --------------------

     In connection with the corporate realignment, effective July 1, 2000, the commodity positions of PPL Electric Utilities were also transferred to PPL EnergyPlus, which was moved to an unregulated subsidiary of PPL.

     Interest Rate Risk
     ------------------

     PPL Electric Utilities has issued debt to finance its operations, which increases interest rate risk. At September 30, 2000, PPL Electric Utilities' potential annual exposure to increased interest expense due to a 10% increase in interest rates was estimated at $3 million.

     PPL Electric Utilities is also exposed to changes in the fair value of its debt portfolio. At September 30, 2000, PPL Electric Utilities estimated that its potential exposure to a change in the fair value of its debt portfolio, through a 10% adverse movement in interest rates, was about $11 million.

     Market events that are inconsistent with historical trends could cause actual results to differ from estimated levels.

     Nuclear Decommissioning Fund - Securities Price Risk
     ----------------------------------------------------

     In connection with the corporate realignment, effective July 1, 2000, the nuclear decommissioning fund was transferred to, and will be maintained by, PPL Susquehanna.

Financing Activities

     Refer to Note 4 to the Financial Statements for information regarding Financing Activities.

Financing and Liquidity

     Cash and cash equivalents decreased by an additional $164 million during the nine months ended September 30, 2000, compared with the same period in 1999. The reasons for this change were:

     . A $33 million increase in cash provided by operating activities, primarily due to changes in current assets and current liabilities.

     . A $41 million decrease in cash used in investing activities, primarily due to an increase in proceeds from the sales of nuclear fuel to the trust and an increase in loan repayments from affiliated companies.

     . A $238 million increase in cash used in financing activities. This increase was due to greater net retirements of securities in the nine months ended September 30, 2000 compared with the same period in 1999, the termination of the nuclear fuel lease, and cash of affiliates divested in the corporate realignment.

Financial Indicators

     Earnings for the twelve months ended September 30, 2000 and 1999 were impacted by nonrecurring items and restructuring impacts, which are listed in the "Earnings" discussion in the Results of Operations of this Form 10-Q and the Form 10-K for the year ended December 31, 1999. The following financial indicators for PPL Electric Utilities reflect the elimination of these impacts from earnings, and provide an additional measure of the underlying earnings performance of PPL Electric Utilities and its subsidiaries. For purposes of comparability, the results of businesses transferred in the corporate realignment were eliminated for the third quarter of 1999.

                                              12 Months Ended September 30,
                                              -----------------------------
                                                  2000             1999
                                                  ----             ----

Earnings available to PPL
  (adjusted, in millions)                        $ 313            $ 240

Ratio of pre-tax income to interest charges       2.98%            3.06%

Environmental Matters

     See Note 5 to Financial Statements for a discussion of environmental matters.

Increasing Competition

     The electric utility industry has experienced, and will continue to experience, a significant increase in the level of competition in the energy supply market at both the state and federal level. PPL Electric Utilities' PLR supply business will be affected by customers who select alternate suppliers. Refer to PPL Electric Utilities' 1999 Form 10-K for a discussion of state and federal activities in this regard.

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

     As a result of the corporate realignment, PPL Electric Utilities' principal businesses are the transmission and distribution of electricity to serve retail customers in its franchised territory in eastern and central Pennsylvania and the supply of electricity to retail customers as a PLR. Other subsidiaries of PPL and PPL Electric Utilities are generally aligned in the new corporate structure according to their principal business functions.

     The corporate realignment followed receipt of various regulatory approvals, including approvals from the PUC, the FERC and the NRC.

PPL Electric Utilities Corporation
----------------------------------
Unaudited Pro Forma Condensed Consolidated Financial Information
----------------------------------------------------------------

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

     The pro forma balance sheet gives effect to the distribution of PPL Electric Utilities' investment in PPL Energy Funding as if the asset and liability transfer and subsequent distribution were made on December 31, 1999. The adjustments are applied to the balance sheet at December 31, 1999, as set forth in Item 1. The as-adjusted balances at December 31, 1999 reflect the pro forma balances for the remaining business of PPL Electric Utilities, principally the transmission and distribution of electricity to retail customers in its franchised territory in eastern and central Pennsylvania, and the supply of electricity as a PLR. The as-adjusted balance sheet also reflects the consolidated accounts of PPL Transition Bond Company, PPL Capital Trust, PPL Capital Trust II, and CEP Commerce, LLC.

     Pro forma adjustments are also provided to the income statement for the three and nine months ended September 30, 2000 and 1999, as set forth in Item 1. The pro forma adjustments assume that the transfer was consummated at the beginning of the income statement period. The as-adjusted income statements are intended to reflect the pro forma consolidated operations of the remaining portions of PPL Electric Utilities.

PPL Electric Utilities Corporation and Subsidiaries
---------------------------------------------------
Pro Forma Condensed Consolidated Balance Sheet
----------------------------------------------
December 31, 1999
(Unaudited)
(Millions of Dollars)

                                                                      Pro Forma
                                                       As Reported   Adjustments    As Adjusted
                                                       -----------   -----------    -----------
Assets
Current Assets                                           $   967       $   119  a)     $1,086
Investments                                                  776          (626) b)        150
Property, Plant and Equipment                              4,345        (1,953) c)      2,392
Regulatory Assets and
  Other Noncurrent Assets                                  3,004           (13) d)      2,991
                                                         -------       -------         ------
                                                         $ 9,092       $(2,473)        $6,619
                                                         =======       =======         ======

Liabilities and Equity

Current Liabilities                                      $ 1,288       $  (351) e)     $  937
Long-term Debt                                             3,153                        3,153
Deferred Credits and
  Other Noncurrent Liabilities                             3,008        (2,027) f)        981
Company-obligated mandatorily
  redeemable preferred securities
  of subsidiary trust holding
  solely company debentures                                  250                          250
Preferred Stock                                               97                           97
Shareowner's Common Equity:
  Earnings Reinvested                                        419          (101) g)        318
  Other Common Equity                                        877             6  f)        883
                                                         -------       -------         ------
                                                         $ 9,092       $(2,473)        $6,619
                                                         =======       =======         ======

See Notes to Unaudited Pro Forma Consolidated Financial Information.

PPL Electric Utilities Corporation and Subsidiaries
---------------------------------------------------
2000 Pro Forma Condensed Consolidated Statement of Income
---------------------------------------------------------
(Unaudited)
(Millions of Dollars)

                                       Three Months Ended                         Nine Months Ended
                                       September 30, 2000                         September 30, 2000
                             --------------------------------------     --------------------------------------
                                As         Pro Forma          As           As         Pro Forma          As
                             Reported     Adjustments      Adjusted     Reported     Adjustments      Adjusted
                             --------     -----------      --------     --------     -----------      --------
Operating Revenues       a)  $    570     $    f)          $    570     $  2,703     $      (957)     $  1,746
Operating Expenses       b)       470                           470        2,118            (724)        1,394
                             --------     -----------      --------     --------     -----------      --------
Operating Income                  100                           100          585            (233)          352
                             --------     -----------      --------     --------     -----------      --------
Other Income             c)         4                             4           27             (15)           12
                             --------     -----------      --------     --------     -----------      --------
Income Before
  Interest and
  Income Taxes                    104                           104          612            (248)          364
Interest Expense         d)        59                            59          184              10           194
                             --------     -----------      --------     --------     -----------      --------
Income Before
  Income Taxes                     45                            45          428            (258)          170
Income Taxes             e)        14                            14          158             (96)           62
                             --------     -----------      --------     --------     -----------      --------
Income Before
  Extraordinary
  Items and
  Dividends on
  Preferred Stock                  31                            31          270            (162)          108
Extraordinary
  Item (net of
  income taxes)
                             --------     -----------      --------     --------     -----------      --------
Net Income Before
  Dividends on
  Preferred Stock                  31                            31          270            (162)          108
Dividends on
  Preferred Stock                   6                             6           19                            19
                             --------     -----------      --------     --------     -----------      --------
Earnings Available
  to PPL
  Corporation                $     25     $                $     25     $    251     $      (162)     $     89
                             ========     ===========      ========     ========     ===========      ========

See Notes to Unaudited Pro Forma Consolidated Financial Information.

PPL Electric Utilities Corporation and Subsidiaries
---------------------------------------------------
1999 Pro Forma Consolidated Statement of Income
-----------------------------------------------
(Unaudited)
(Millions of Dollars)

                                       Three Months Ended                         Nine Months Ended
                                       September 30, 1999                         September 30, 1999
                             --------------------------------------     --------------------------------------
                                As                                         As
                             Reported-     Pro Forma          As        Reported-     Pro Forma          As
                             Restated     Adjustments      Adjusted     Restated     Adjustments      Adjusted
                             --------     -----------      --------     --------     -----------      --------
Operating Revenues       a)  $  1,128     $      (556)     $    572     $  3,019     $    (1,269)     $  1,750
Operating Expenses       b)       937            (446)          491        2,443          (1,085)        1,358
                             --------     -----------      --------     --------     -----------      --------
Operating Income                  191            (110)           81          576            (184)          392
                             --------     -----------      --------     --------     -----------      --------
Other Income             c)         7              (4)            3           29             (18)           11
                             --------     -----------      --------     --------     -----------      --------
Income Before
  Interest and
  Income Taxes                    198            (114)           84          605            (202)          403
Interest Expense         d)        59               2            61          155               1           156
                             --------     -----------      --------     --------     -----------      --------
Income Before
  Income Taxes                    139            (116)           23          450            (203)          247
Income Taxes             e)       (27)            (43)          (70)          91             (77)           14
                             --------     -----------      --------     --------     -----------      --------
Income Before
  Extraordinary
  Items and
  Dividends on
  Preferred Stock                 166             (73)           93          359            (126)          233
Extraordinary
  Item (net of
  income taxes)                   (59)                          (59)         (59)                          (59)
                             --------     -----------      --------     --------     -----------      --------
Net Income Before
  Dividends on
  Preferred Stock                 107             (73)           34          300            (126)          174
Dividends on
  Preferred Stock                   6                             6           30                            30
                             --------     -----------      --------     --------     -----------      --------
Earnings Available
  to PPL
  Corporation                $    101     $       (73)     $     28     $    270     $      (126)     $    144
                             ========     ===========      ========     ========     ===========      ========

See Notes to Unaudited Pro Forma Consolidated Financial Information.

PPL Electric Utilities Corporation and Subsidiaries
---------------------------------------------------
Notes to Unaudited Pro Forma Consolidated Financial Information
---------------------------------------------------------------

   Adjustments to the Balance Sheet
   --------------------------------

a) Adjustment reflects the transfer of current assets as part of the distribution, including fuel, spare parts and other inventories used in the generation of electricity, as well as the asset positions of energy trading activities. The adjustment to cash and cash equivalents also includes an assumed intercompany borrowing by PPL Electric Utilities of $350 million prior to realignment. See Note g), below.
b) Adjustment reflects the transfer of:
   .   notes and other receivables on the books of certain subsidiaries of
       PPL Energy Funding;
   . two nuclear decommissioning trust funds, which fund the future decommissioning of the Susquehanna generating station;
   .   equity investment in Safe Harbor Water Power Corporation; and
   .   other miscellaneous investments.
c) Adjustment reflects the transfer of steam, hydro and combustion-turbine generating plant, net of accumulated reserves for depreciation. Also reflected in the adjustment are generation-related transformers, leads, and circuit breakers; the balances of generation-related construction projects in progress; nuclear fuel; and oil/gas pipeline property.
d) Adjustment reflects the transfer of miscellaneous deferred debits for benefits and payroll.
e) Adjustment reflects the transfer of:
   .   notes payable to affiliated companies. At December 31, 1999, PPL
       Electric Utilities had a $300 million note payable to CEP Reserves, Inc., a wholly-owned subsidiary of PPL Energy Funding. This debt was transferred to PPL Energy Funding as part of the realignment. Also, it was assumed that PPL Electric Utilities borrowed $350 million from a PPL affiliate prior to realignment, and that this debt was transferred to PPL Energy Funding as part of the realignment. See Note g), below, for additional information;
   . a loss accrual to PPL EnergyPlus. PPL Electric Utilities will continue to purchase power from non-utility generators under pre-existing contracts, at prices currently above market. PPL Utilities will then sell this power to PPL EnergyPlus at the same prices. PPL EnergyPlus will then amortize the loss accrual as an offset to the purchased power;
   . current liabilities, including accounts payable for fuel, spare parts and other inventories used in the generation of electricity; accrued taxes and interest associated with unregulated activities; and liability positions of energy trading activities; and
   . various accrued liabilities including payroll and benefit-related liabilities, air pollution control emission fees, and nuclear decommissioning fees.
f) Adjustment reflects the transfer of:
   . deferred income taxes associated with the transferred generating plant and related assets; and
   . deferred credits for nuclear decommissioning and certain retirement plan liabilities to PPL Services.
g) Adjustment reflects the net dividend to PPL of PPL Electric Utilities' investment in PPL Energy Funding, as well as the transfer of certain assets and liabilities to PPL Services. For purposes of this pro forma transfer at December 31, 1999, it was assumed that $350 million of intercompany borrowing was made by PPL Electric Utilities prior to this realignment, and that this debt was transferred to PPL Energy Funding. This then resulted in an as-adjusted retained earnings balances at December 31, 1999 that was approximately the same proportionate share of total capitalization as that which actually resulted upon the July 1, 2000 transfer.

PPL Electric Utilities Corporation and Subsidiaries
---------------------------------------------------
Notes to Unaudited Pro Forma Consolidated Financial Information
---------------------------------------------------------------

   Adjustments to the Statement of Income
   --------------------------------------

a) Adjustment reflects the elimination of operating revenues of:

   . unregulated retail electricity and gas sales by PPL EnergyPlus. Remaining retail revenues are from the transmission and distribution of electricity in PPL Electric Utilities' franchised territory in Pennsylvania, as well as from providing electricity as a PLR for customers who have not selected an alternate supplier under the Pennsylvania Customer Choice Act;

   . unregulated wholesale marketing business transferred to PPL EnergyPlus. Remaining wholesale revenues consist of sales to municipalities, and intercompany sales to PPL EnergyPlus of power purchased from non-utility generators; and

   .  energy-related businesses of PPL Interstate Energy Company.

b) Adjustment reflects the elimination of operating expenses of:

   . fuel to operate the generating stations. After realignment, fuel expense will be incurred by the generating subsidiaries of PPL Generation;

   . external purchases of energy to meet retail and wholesale load, as well as for energy trading purposes. After realignment, these expenses will be incurred by PPL EnergyPlus. This reduction is partially offset by additional expenses for the purchase of electricity from PPL EnergyPlus to meet PPL Electric Utilities' obligation as a PLR. This intercompany purchase by PPL Electric Utilities is under a power sales agreement valued at the applicable shopping credits, plus nuclear decommissioning costs, minus state taxes;

   . other operation and maintenance expenses associated with generation and marketing functions. These amounts include the direct expenses incurred by these functions, and estimated direct corporate support and allocations of corporate overheads;

   .  depreciation expense associated with generation facilities;

   . PPL EnergyPlus' gross receipts tax related to its retail sales and PPL Energy Funding's share of other taxes; and

   . expenses of energy-related businesses of PPL Interstate Energy Company and PPL EnergyPlus.

c) Adjustment reflects the elimination of other non-operating income of businesses transferred out of PPL Electric Utilities.

d) Adjustment reflects the additional interest expense associated with debt to affiliates transferred in the realignment.

e) Adjustment reflects the elimination of income taxes associated with the generation and marketing functions.

f) No adjustments were required for the three months ended September 30, 2000 results of operations. These results were subsequent to the corporate realignment, and therefore include solely the results of operations of PPL Electric Utilities' remaining businesses: the transmission and distribution of electricity to retail customers in its franchised territory and the supply of electricity as a PLR.

Management's Discussion and Analysis of Results of Operations
-------------------------------------------------------------
Pro Forma Consolidated Statements of Income
-------------------------------------------

     The following discussion explains significant changes in principal items on the Pro Forma Consolidated Statements of Income. This discussion uses the "As Adjusted" results for the three and nine months ended September 30, 2000 and 1999. The "As Adjusted" results are intended to reflect the pro forma consolidated operations of PPL Electric Utilities' remaining businesses, principally the transmission and distribution of electricity to retail customers in its franchised territory, and the supply of electricity as a PLR. The pro forma results are based on assumptions and are not necessarily indicative of the results of operations which would actually have occurred in such periods, or which may occur in the future.

     Operating Expenses
     ------------------

     Pro forma operating expenses decreased by $21 million during the three months ended September 30, 2000, compared with the same period in 1999. This was primarily due to environmental insurance recoveries recorded in the third quarter of 2000, partially offset by higher energy purchases from PPL EnergyPlus, to support PPL Electric Utilities' higher sales as a PLR.

     Pro forma operating expenses increased by $36 million during the nine months ended September 30, 2000, compared with the same period in 1999. This increase was primarily due to a $51 million increase in energy purchases that would have been made from PPL EnergyPlus, to support PPL Electric Utilities' higher sales as a PLR. For the nine months ended September 30, 2000, PLR sales increased by 1,147 million kWh, or 6.3%, over the same period in 1999. This reflects an increase in sales to commercial and industrial customers, and a decrease in sales lost to alternate suppliers. Pro forma operating expenses also increased by $24 million during the nine months ended September 30, 2000 due to higher amortization of recoverable transition costs. Higher regulated electric deliveries of 2.1% contributed to the increase in amortization during this period. These increases in pro forma operating expenses were partially offset by a $49 million decrease in other operation expenses, largely due to environmental insurance recoveries.

     Interest Expense
     ----------------

     Pro forma interest expense increased by $38 million during the nine months ended September 30, 2000 compared with the same period in 1999. This was the net effect of additional interest expense due to the issuance of transition bonds, and lower interest expense due to retirement of first mortgage bonds.

     Income Tax Expense
     ------------------

     Pro forma income tax expense increased by $84 million for the three months ended September 30, 2000, compared with the same period in 1999. This change was due to a credit to income tax expense recorded in the third quarter of 1999, for deferred income taxes no longer required due to securitization.

     Pro forma income tax expense increased by $48 million during the nine months ended September 30, 2000, compared with the same period in 1999. This increase was due to the credit to tax expense noted above, partially offset by reduced income taxes associated with lower pre tax book income during the 2000 period.

     Dividends on Preferred Stock
     ----------------------------

     Pro forma dividends on preferred stock decreased by $11 million during the nine months ended September 30, 2000, compared with the same period in 1999. This decrease was the result of PPL Electric Utilities acquiring $380 million of its preferred stock that had been held by PPL. PPL Electric Utilities acquired this preferred stock in August 1999, using a portion of the proceeds from securitization.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
        ----------------------------------------------------------

     Reference is made to "Market Risk Sensitive Instruments" in Review of Financial Condition and Results of Operations.

                              PPL CORPORATION AND
                              -------------------
              PPL ELECTRIC UTILITIES CORPORATION AND SUBSIDIARIES
              ---------------------------------------------------

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

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

     PPL Electric Utilities' appeal of the Susquehanna station assessment is currently pending in the Luzerne County Court of Common Pleas, and a trial date has been set for December 2000. As a result of these proceedings and potential appeals, a final determination of market value and the associated tax liability may not occur for several years.

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

     In the other assessment appeals pending in county courts, the local authorities have assessed PPL Electric Utilities' generating plants at an aggregate amount of about $330 million for tax year 2000, for a total tax liability of about $6.8 million. PPL Electric Utilities has estimated the aggregate market value of these plants at about $26 million for tax year 2000, for a total tax liability of about $454,000. As at the Susquehanna station, the School Districts involved in these proceedings have issued interim tax bills at levels which are disputed by PPL Electric Utilities. Final determinations of market value and associated tax liability, in these proceedings may not occur for several years.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

       (a)     Exhibits

               10 - 364-Day Revolving Credit Facility

               12a and 12b - Computation of Ratio of Earnings to Fixed Charges

               27 - Financial Data Schedule

       (b)     Reports on Form 8-K

       PPL and PPL Electric Utilities Report dated July 1, 2000
       --------------------------------------------------------

       Item 5. Other Events

               Information regarding PPL's and PPL Utilities' completion of a corporate realignment.

       PPL and PPL Electric Utilities Report dated July 1, 2000
       --------------------------------------------------------

       Item 2. Disposition of Assets (PPL Electric Utilities)

       Item 5. Other Events (PPL)

               Information regarding PPL's and PPL Utilities' completion of a corporate realignment.

       Item 7. Financial Statements and Exhibits

               Corporate Organization Before and After Realignment.

               Unaudited Pro Forma Consolidated Financial Information of PPL Electric Utilities.

       PPL Report dated July 26, 2000
       ------------------------------

       Item 5. Other Events

               Press release regarding PPL's earnings for the second quarter of 2000 and its revised earnings forecasts for 2000 and 2001.

       Item 7. Financial Statements and Exhibits

               Press release dated July 26, 2000, regarding PPL's earnings for the second quarter of 2000 and forecasted earnings.

       PPL Report dated August 1, 2000
       -------------------------------

       Item 5. Other Event

               Press release regarding the financial impact on PPL of the potential acquisition of Hyder plc.

       Item 7. Financial Statements and Exhibits

               Press release regarding the financial impact on PPL of the potential acquisition of Hyder plc.

       PPL Report dated August 18, 2000
       --------------------------------

       Item 5. Other Events

               Press release regarding WPDL's announcement of a further increased offer of 365 pence per share for the remaining shares of Hyder plc.

               Press release regarding PPL's announcement of revised earnings forecasts for 2000 and 2001.

       PPL Report dated September 29, 2000
       -----------------------------------

       Item 5. Other Events

               Information regarding the acquisition of Hyder plc.

       Item 7. Financial Statements and Exhibits

               Audited Consolidated Financial Information of Hyder plc.

               Unaudited Pro Forma Consolidated Financial Information of PPL.

               Consent of PricewaterhouseCoopers, LLP.

                                   SIGNATURE
                                   ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiaries.

                                     PPL Corporation
                                     ---------------
                                         (Registrant)

                                     PPL Electric Utilities Corporation
                                     ----------------------------------
                                         (Registrant)



Date: November 13, 2000                      /s/ John R. Biggar
                                     -------------------------------------
                                               John R. Biggar
                                         Senior Vice President and
                                          Chief Financial Officer
                                             (PPL Corporation)
                                        (principal financial officer)



                                             /s/ Joseph J. McCabe
                                     -------------------------------------
                                               Joseph J. McCabe
                                         Vice President and Controller
                                     (PPL Electric Utilities Corporation)
                                        (principal accounting officer)