Form 10-Q
period 2001-03-31
PPL CORP
filed 2001-05-14
CIK 922224

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the period ended March 31, 2001
                                      --------------
                                      OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to _________

  Commission File    Registrant; State of Incorporation;                        IRS Employer
  Number             Address and Telephone Number                               Identification No.
  ------             ----------------------------                               ------------------
  1-11459            PPL Corporation                                            23-2758192
                     (Exact name of Registrant as specified in its charter)
                     (Pennsylvania)
                     Two North Ninth Street
                     Allentown, PA  18101-1179
                     (610) 774-5151

  1-905              PPL Electric Utilities Corporation                         23-0959590
                     (Exact name of Registrant as specified in its charter)
                     (Pennsylvania)
                     Two North Ninth Street
                     Allentown, PA  18101-1179
                     (610) 774-5151

  333-50350          PPL Montana, LLC                                           54-1928759
                     (Exact name of Registrant as specified in its charter)
                     (Delaware)
                     303 North Broadway - Suite 400
                     Billings, MT 59101
                     (406) 869-5100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     PPL Corporation                         Yes   X         No _____
                                                ----
     PPL Electric Utilities Corporation      Yes   X         No _____
                                                ----
     PPL Montana, LLC                        Yes   X         No _____
                                                ----
          PPL Montana, LLC's initial Registration Statement on Form S-4 became effective on March 2, 2001

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     PPL Corporation                         Common stock, $.01 par value,
                                             145,954,884 shares outstanding at
                                             April 30, 2001, excluding
                                             30,993,637 shares held as treasury
                                             stock

     PPL Electric Utilities Corporation      Common stock, no par value,
                                             102,230,382 shares outstanding and
                                             all held by PPL Corporation at
                                             April 30, 2001, excluding
                                             55,070,000 shares held as treasury
                                             stock

     PPL Montana, LLC                        PPL Corporation indirectly holds
                                             all of the member interests in PPL
                                             Montana, LLC

                                PPL Corporation
                      PPL Electric Utilities Corporation
                                      And
                               PPL Montana, LLC
                               ----------------

                                   FORM 10-Q
                     FOR THE QUARTER ENDED MARCH 31, 2001

                               Table of Contents
                               -----------------

                                                                                                                    Page
                                                                                                                    ----
GLOSSARY OF TERMS AND ABBREVIATIONS

FORWARD-LOOKING INFORMATION                                                                                           1

PART I.  FINANCIAL INFORMATION

     PPL Corporation and Subsidiaries

           Item 1.   Financial Statements

                     Consolidated Statement of Income                                                                 4

                     Consolidated Statement of Cash Flows                                                             5

                     Consolidated Balance Sheet                                                                       6

                     Consolidated Statement of Shareowners' Common Equity and Other
                     Comprehensive Income                                                                             8

                     Notes to Consolidated Financial Statements                                                       9

           Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations           19

           Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                      24

     PPL Electric Utilities Corporation and Subsidiaries

           Item 1.   Financial Statements

                     Consolidated Statement of Income                                                                26

                     Consolidated Statement of Cash Flows                                                            27

                     Consolidated Balance Sheet                                                                      28

                     Consolidated Statement of Shareowner's Common Equity and Other
                     Comprehensive Income                                                                            30

                     Notes to Consolidated Financial Statements                                                      31

           Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations           33

           Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                      35

                           --------------------------

                                                                                                                   Page
                                                                                                                   ----
PPL Montana, LLC and Subsidiaries

              Item 1.   Financial Statements

                        Consolidated Statement of Income                                                            38

                        Consolidated Statement of Cash Flows                                                        39

                        Consolidated Balance Sheet                                                                  40

                        Consolidated Statement of Member's Equity and Other Comprehensive Income                    42

                        Notes to Consolidated Financial Statements                                                  43

              Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations       47

              Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                  49


PART II. OTHER INFORMATION

              Item 1.   Legal Proceedings                                                                           50

              Item 6.   Exhibit and Reports on Form 8-K                                                             50

SIGNATURES                                                                                                          51

COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES                                                                   53

                       GLOSSARY OF TERMS AND ABBREVIATIONS

BG&E - Baltimore Gas & Electric Company.

CEMAR - Companhia Energetica do Maranhao, a Brazilian electric distribution holding company in which PPL Global has a majority ownership interest.

CGE - Compania General Electricidad, SA, a distributor of energy in Chile and Argentina, in which PPL Global has a minority ownership interest.

Clean Air Act - Federal legislation enacted to address certain environmental issues related to air emissions including acid rain, ozone and toxic air emissions.

CTC - competitive transition charge on customer bills to recover allowable transition costs under the Customer Choice Act.

Customer Choice Act - (Pennsylvania Electricity Generation Customer Choice and Competition Act) - legislation enacted to restructure the state's electric utility industry to create retail access to a competitive market for generation of electricity.

DEP - Pennsylvania Department of Environmental Protection.

Derivative - a financial instrument or other contract with all three of the following characteristics:


a. It has (1) one or more underlyings and (2) one or more notional amounts or payment provisions or both. Those terms determine the amount of the settlement or settlements, and, in some cases, whether or not a settlement is required.


b. It required no initial net investment or an initial net investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors.


c. Its terms require or permit net settlement, it can readily be settled net by a means outside the contract, or it provides for delivery of an asset that puts the recipient in a position not substantially different from net settlement.

DRIP - Dividend reinvestment plan.

EC - Electricidad de Centroamerica, S.A. de C.V, an El Salvadoran holding company and the majority owner of Del Sur. PPL Global has 100% ownership of EC.

EITF (Emerging Issues Task Force) - an organization that aids the FASB in identifying emerging issues that may require FASB action.

EMEL - Empresas Emel, S.A., a Chilean electric distribution holding company of which PPL Global has majority ownership.

EPA - Environmental Protection Agency.

EPS - Earnings per share.

ESOP - Employee Stock Ownership Plan.

FASB (Financial Accounting Standards Board) - a rulemaking organization that establishes financial accounting and reporting standards.

FERC (Federal Energy Regulatory Commission) - federal agency that regulates interstate transmission and wholesale sales of electricity and related matters.

Hyder - Hyder plc, a subsidiary of WPDL and owner of South Wales Electricity plc, Welsh Water and other service-oriented businesses.

ICP - Incentive Compensation Plan.

ISO - Independent System Operator.

LIBOR - London Interbank Offered Rate.

Mirant - Mirant Corporation, formerly Southern Energy Inc., a diversified energy company based in Atlanta. PPL Global and Mirant jointly own WPDH and WPDL.

Montana Power - The Montana Power Company, a Montana-based company engaged in diversified energy and communication-related businesses. Montana Power sold its generating assets to PPL Global in December 1999.

NOx - nitrogen oxide.

NPDES - National Pollutant Discharge Elimination System.

NRC (Nuclear Regulatory Commission) - federal agency that regulates operation of nuclear power facilities.

NUGs - (Non-Utility Generators) - generating plants not owned by public utilities whose electrical output must be purchased by utilities under the PURPA if the plant meets certain criteria.

PCB (Polychlorinated Biphenyl) - additive to oil used in certain electrical equipment up to the late-1970s. Now classified as a hazardous chemical.

PJM (PJM Interconnection, LLC) - operates the electric transmission network and electric energy market in the mid-Atlantic region of the U.S.

PLR - provider of last resort, referring to PPL Electric providing electricity to retail customers within its delivery territory who have chosen not to shop for electricity under the Customer Choice Act.

PPL - PPL Corporation, the parent holding company of PPL Electric, PPL Energy Funding and other subsidiaries.

PPL Capital Funding - PPL Capital Funding, Inc., a PPL financing subsidiary.

PPL Electric - PPL Electric Utilities Corporation, a regulated subsidiary which distributes and transmits electricity in its service territory, and provides electric supply to retail customers in this territory as a PLR.

PPL Energy Funding - PPL Energy Funding Corporation, an unregulated subsidiary which, as of July 1, 2000, is the parent company for most of PPL's unregulated businesses.

PPL EnergyPlus - PPL EnergyPlus, LLC, an unregulated subsidiary of PPL Energy Funding which markets wholesale and retail electricity, and supplies energy and energy services in newly deregulated markets.

PPL Gas Utilities - PPL Gas Utilities Corporation, a regulated subsidiary specializing in natural gas distribution, transmission and storage services, and the sale of propane.

PPL Generation - PPL Generation, LLC, an unregulated subsidiary of PPL Energy Funding which, effective July 1, 2000, owns and operates U.S. generating facilities through various subsidiaries.

PPL Global - PPL Global, LLC, an unregulated subsidiary of PPL Energy Funding, which invests in and develops domestic and international power projects, and owns and operates international projects.

PPL Holtwood - PPL Holtwood, LLC, a subsidiary of PPL Generation which owns PPL's hydroelectric generating operations in Pennsylvania.

PPL Maine - PPL Maine, LLC, formerly Penobscot Hydro, LLC., which is a subsidiary of PPL Generation.

PPL Montana - PPL Montana, LLC, an unregulated subsidiary which generates electricity for wholesale sales in Montana and the Northwest, and a subsidiary of PPL Generation.

PPL Services - PPL Services Corporation, an unregulated subsidiary of PPL which provides shared services for PPL and its subsidiaries.

PPL Susquehanna - PPL Susquehanna, LLC, the nuclear generating subsidiary of PPL Generation.

PPL Transition Bond Company - PPL Transition Bond Company, LLC, a wholly-owned subsidiary of PPL Electric, formed to issue transition bonds under the Customer Choice Act.

PUC (Pennsylvania Public Utility Commission) - state agency that regulates certain ratemaking, services, accounting, and operations of Pennsylvania utilities.

PURTA - Public Utility Reality Tax Act.

RMC - Risk Management Committee.

SCR - selective catalytic reduction.

SEC - Securities and Exchange Commission.

SFAS (Statement of Financial Accounting Standards) - accounting and financial reporting rules issued by the FASB.

SNCR - selective non-catalytic reduction.

SO2 - sulfur dioxide.

Superfund - Federal and state environmental legislation that addresses remediation of contaminated sites.

Synfuel projects - production facilities that manufacture synthetic fuel from coal or coal byproducts. Favorable federal tax credits are available on qualified synfuel products.

UGI - UGI Corporation.

WPD - Western Power Distribution, the trading name for South Western Electricity, plc, a British regional electric utility company.

WPDH - WPD Holdings UK, a jointly owned subsidiary of PPL Global and Mirant. WPDH owns WPD.

WPDL - Western Power Distribution Limited, a jointly owned subsidiary of PPL Global and Mirant. WPDL owns 100% of the common shares of Hyder.

                          Forward-looking Information

Certain statements contained in this Form 10-Q concerning expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts are "forward-looking statements" within the meaning of the federal securities laws. Although PPL, PPL Electric and PPL Montana believe that the expectations and assumptions reflected in these statements are reasonable, there can be no assurance that these expectations will prove to have been correct. These forward-looking statements involve a number of risks and uncertainties, and actual results may differ materially from the results discussed in the forward-looking statements. In addition to the specific factors discussed in the Management's Discussion and Analysis of the Financial Condition and Results of Operations sections herein, the following are among the important factors that could cause actual results to differ materially from the forward-looking statements: market demand and prices for energy, capacity and fuel; weather variations affecting customer energy usage; competition in retail and wholesale power markets; the effect of any business or industry restructuring; the profitability and liquidity of PPL and its subsidiaries; new accounting requirements or new interpretations or applications of existing requirements; operating performance of plants and other facilities; environmental conditions and requirements; system conditions and operating costs; development of new projects, markets and technologies; performance of new ventures; political, regulatory or economic conditions in countries where PPL or its subsidiaries conduct business; receipt of necessary governmental approvals; capital market conditions; stock price performance; foreign exchange rates; and the commitments and liabilities of PPL and its subsidiaries. Any such forward-looking statements should be considered in light of such important factors and in conjunction with other documents of PPL, PPL Electric and PPL Montana on file with the SEC.

New factors that could cause actual results to differ materially from those described in forward-looking statements emerge from time to time, and it is not possible for PPL, PPL Electric or PPL Montana to predict all of such factors, or the extent to which any such factor or combination of factors may cause actual results to differ from those contained in any forward-looking statement. Any forward-looking statement speaks only as of the date on which such statement is made, and PPL, PPL Electric and PPL Montana undertake no obligations to update the information contained in such statement to reflect subsequent developments or information.

                        PPL CORPORATION AND SUBSIDIARIES

PPL CORPORATION AND SUBSIDIARIES
--------------------------------
Part 1. FINANCIAL INFORMATION
-----------------------------
Item 1. Financial Statements
----------------------------

In the opinion of PPL, the unaudited financial statements included herein reflect all adjustments necessary to present fairly the Consolidated Balance Sheet as of March 31, 2001 and December 31, 2000, and the Consolidated Statement of Income and Consolidated Statement of Cash Flows for the periods ended March 31, 2001 and 2000.

CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
(Millions of Dollars, except per share data)

                                                                                                       Three Months
                                                                                                      Ended March 31,
                                                                                               ---------------------------
                                                                                                 2001              2000
                                                                                               ---------         ---------
Operating Revenues
     Retail electric and gas.............................................................      $     956         $     845
     Wholesale energy marketing and trading..............................................            469               462
     Energy related businesses...........................................................            141               106
                                                                                               ---------         ---------
     Total...............................................................................          1,566             1,413
                                                                                               ---------         ---------

Operating Expenses
     Operation
         Fuel............................................................................            187               145
         Energy purchases................................................................            396               463
         Other...........................................................................            184               169
         Amortization of recoverable transition costs....................................             71                63
     Maintenance.........................................................................             54                49
     Depreciation........................................................................             63                68
     Taxes, other than income............................................................             41                51
     Energy related businesses...........................................................            114                85
                                                                                               ---------         ---------
     Total...............................................................................          1,110             1,093
                                                                                               ---------         ---------

Operating Income........................................................................             456               320

Other Income and (Deductions) - Net.....................................................               4                (1)
                                                                                               ---------         ---------

Income Before Interest, Income Taxes and Minority Interest..............................             460               319

Interest Expense........................................................................             104                88
                                                                                               ---------         ---------

Income Before Income Taxes and Minority Interest........................................             356               231

Income Taxes............................................................................             126                82

Minority Interest.......................................................................               2                 1
                                                                                               ---------         ---------

Income Before Dividends on Preferred Stock..............................................             228               148

Preferred Stock Dividend Requirements...................................................               6                 6
                                                                                               ---------         ---------

Net Income..............................................................................       $     222         $     142
                                                                                               =========         =========

Earnings Per Share of Common Stock
     Basic...............................................................................      $    1.53         $    0.99
     Diluted.............................................................................      $    1.52         $    0.99

Dividends Declared per Share of Common Stock............................................       $   0.265         $   0.265

     The accompanying Notes to Consolidated  Financial  Statements are an
                  integral part of the financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

                                                                                                  Three Months Ended
                                                                                                        March 31,
                                                                                              ---------------------------
                                                                                                  2001           2000
                                                                                              ------------   ------------

Net Cash Provided by Operating Activities...............................................      $      181       $      125

Cash Flows From Investing Activities
     Expenditures for property, plant and equipment......................................           (108)            (102)
     Investment in electric energy projects..............................................           (163)             (18)
     Sale of nuclear fuel to trust.......................................................                              27
     Loan to affiliated company..........................................................              4
     Other investing activities - net....................................................            (13)               3
                                                                                              ----------       ----------
        Net cash used in investing activities............................................           (280)             (90)
                                                                                              ----------       ----------

Cash Flows From Financing Activities
     Issuance of long-term debt..........................................................                             500
     Issuance of common stock............................................................             24
     Deposit of funds for the retirement of long-term debt...............................             (5)             (28)
     Retirement of long-term debt........................................................            (65)             (61)
     Termination of nuclear fuel lease...................................................                            (154)
     Payment of common and preferred dividends...........................................            (44)             (42)
     Net decrease in short-term debt.....................................................            (22)            (224)
     Payments on capital lease obligation................................................                             (11)
     Other financing activities - net....................................................                              12
                                                                                              ----------       ----------
        Net cash used in financing activities............................................           (112)              (8)
                                                                                              ----------       ----------

Net Increase (Decrease) In Cash and Cash Equivalents.....................................           (211)              27
Cash and Cash Equivalents at Beginning of Period........................................             480              133
                                                                                              ----------       ----------
Cash and Cash Equivalents at End of Period..............................................      $      269       $      160
                                                                                              ==========       ==========

Supplemental  Disclosures of Cash Flow  Information  Cash paid during the period for:
        Interest (net of amount capitalized).............................................     $       88       $      78
        Income taxes.....................................................................     $       20       $       9

     The accompanying Notes to Consolidated  Financial  Statements are an
                  integral part of the financial statements.

CONSOLIDATED BALANCE SHEET
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

                                                                              March 31,      December 31,
                                                                                 2001            2000
                                                                              ---------      ------------

Assets

Current Assets
     Cash and cash equivalents............................................    $     269        $     480
     Accounts receivable (less reserve:  2001, $68; 2000, $70)............          596              588
     Notes receivable - affiliated company................................          110              114
     Unbilled revenues....................................................          216              279
     Fuel, materials and supplies - at average cost.......................          208              197
     Prepayments..........................................................          112               40
     Deferred income taxes................................................          205               75
     Unrealized derivative gains..........................................          131               79
     Other................................................................           86               93
                                                                              ---------        ---------
                                                                                  1,933            1,945
                                                                              ---------        ---------

Investments
     Investments in unconsolidated affiliates at equity...................          842              800
     Investments in unconsolidated affiliates at cost.....................          138               46
     Nuclear plant decommissioning trust fund.............................          260              268
     Other................................................................           52               47
                                                                              ---------        ---------
                                                                                  1,292            1,161
                                                                              ---------        ---------

Property, Plant and Equipment - net
     Electric utility plant in service
         Transmission and distribution....................................        2,832            2,841
         Generation.......................................................        2,252            2,177
         General..........................................................          278              294
                                                                              ---------        ---------
                                                                                  5,362            5,312
     Construction work in progress........................................          323              261
     Nuclear fuel.........................................................          122              123
                                                                              ---------        ---------
         Electric utility plant...........................................        5,807            5,696
     Gas and oil utility plant............................................          188              177
     Other property.......................................................           73               75
                                                                              ---------        ---------
                                                                                  6,068            5,948
                                                                              ---------        ---------

Regulatory and Other Noncurrent Assets
     Recoverable transition costs.........................................        2,354            2,425
     Other................................................................          899              881
                                                                              ---------        ---------
                                                                                  3,253            3,306
                                                                              ---------        ---------

                                                                              $  12,546        $  12,360
                                                                              =========        =========

  The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEET
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

                                                                             March 31,       December 31,
                                                                                2001             2000
                                                                             ---------       ------------
Liabilities and Equity

Current Liabilities
    Short-term debt.......................................................    $  1,015          $    902
    Note payable - affiliated company.....................................                           135
    Long-term debt........................................................         524               317
    Above market NUG contracts............................................          91                93
    Accounts payable......................................................         385               506
    Taxes.................................................................         293               223
    Interest..............................................................          58                42
    Dividends.............................................................          46                45
    Unrealized derivative losses..........................................         490                84
    Other.................................................................         120               164
                                                                              --------          --------
                                                                                 3,022             2,511
                                                                              --------          --------

Long-term Debt............................................................       4,196             4,467
                                                                              --------          --------

Deferred Credits and Other Noncurrent Liabilities
    Deferred income taxes and investment tax credits......................       1,422             1,412
    Above market NUG contracts............................................         559               581
    Other.................................................................         938               976
                                                                              --------          --------
                                                                                 2,919             2,969
                                                                              --------          --------

Commitments and Contingent Liabilities....................................
                                                                              --------          --------

Minority Interest.........................................................          60                54
                                                                              --------          --------

Company-obligated mandatorily redeemable preferred securities of
     subsidiary trust holding solely company debentures...................         250               250
                                                                              --------          --------

Preferred Stock
    With sinking fund requirements........................................          47                47
    Without sinking fund requirements.....................................          50                50
                                                                              --------          --------
                                                                                    97                97
                                                                              --------          --------
Shareowners' Common Equity
    Common stock..........................................................           2                 2
    Capital in excess of par value........................................       1,919             1,895
    Treasury stock........................................................        (836)             (836)
    Earnings reinvested...................................................       1,182               999
    Accumulated other comprehensive income................................        (253)              (36)
    Capital stock expense and other.......................................         (12)              (12)
                                                                              --------          --------
                                                                                 2,002             2,012
                                                                              --------          --------

                                                                              $ 12,546          $ 12,360
                                                                              ========          ========

      The accompanying Notes to Consolidated Financial Statements are an
                  integral part of the financial statements.

CONSOLIDATED STATEMENT OF SHAREOWNERS' COMMON EQUITY AND OTHER
COMPREHENSIVE INCOME
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

                                                                                               For the Three Months Ended
                                                                                                        March 31,
                                                                                              ----------------------------
                                                                                                  2001             2000
                                                                                              -----------      -----------

Common stock at beginning of period (a)....................................................   $         2      $         2
                                                                                              -----------      -----------
Common stock at end of period..............................................................             2                2
                                                                                              -----------      -----------

Capital in excess of par value at beginning of period......................................         1,895            1,860
     Common stock issued (a)...............................................................            24
                                                                                              -----------      -----------
Capital in excess of par value at end of period............................................         1,919            1,860
                                                                                              -----------      -----------

Treasury stock at beginning of period......................................................          (836)            (836)
                                                                                              -----------      -----------
Treasury stock at end of period............................................................          (836)            (836)
                                                                                              -----------      -----------

Earnings reinvested at beginning of period.................................................           999              654
     Net income (b)........................................................................           222              142
     Cash dividends declared on common stock...............................................           (39)             (38)
                                                                                              -----------      -----------
Earnings reinvested at end of period.......................................................         1,182              758
                                                                                              -----------      -----------

Accumulated other comprehensive income (loss) at beginning of period.......................           (36)             (55)
     Unrealized (loss) on available-for-sale securities (b)................................            (2)
     Foreign currency translation adjustments (b)..........................................           (25)              20
     Unrealized (loss) on qualifying derivatives (b).......................................          (190)
                                                                                              -----------      -----------
Accumulated other comprehensive income (loss) at end of period.............................          (253)             (35)
                                                                                              -----------      -----------

Capital stock expense and other at beginning of period.....................................           (12)             (12)
                                                                                              -----------      -----------
Capital stock expense and other at end of period...........................................           (12)             (12)
                                                                                              -----------      -----------

Total Shareowners' Common Equity...........................................................   $     2,002      $     1,737
                                                                                              ===========      ===========

Common stock shares at beginning of period (a).............................................       145,041          143,697
     Common stock issued through the ESOP, DRIP, ICP and structured equity program.........           582
                                                                                              -----------      -----------
Common stock shares at end of period.......................................................       145,623          143,697
                                                                                              ===========      ===========

(a)  In thousands.  $.01 par value, 390 million shares authorized.  Each share entitles the holder to one vote on any question presented to any shareowners'
     meeting.
(b)  Statement of Comprehensive Income:
     Net income............................................................................   $       222      $       142
     Other comprehensive income, net of tax:
         Foreign currency translation adjustments, net of tax (benefit) of $(11), $2.......           (25)              20
         Unrealized (loss) on qualifying derivatives, net of tax (benefit) of $(126).......          (190)
         Unrealized (loss) on available-for-sale securities, net of tax (benefit) of $(2)..            (2)
                                                                                              -----------      -----------

         Total other comprehensive income (loss)...........................................          (217)              20
                                                                                              -----------      -----------
     Comprehensive income .................................................................   $         5      $       162
                                                                                              ===========      ===========


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

1.   Interim Financial Statements

Certain information in footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S., has been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the SEC. These financial statements should be read in conjunction with the financial statements and notes included in PPL's Annual Report to the SEC on Form 10-K for the year ended December 31, 2000. Note 17 to the Financial Statements in that report describes the corporate realignment effected on July 1, 2000.

Certain amounts in the March 31, 2000 and December 31, 2000 financial statements have been reclassified to conform to the presentation in the March 31, 2001 financial statements.

2.   Segment and Related Information

PPL's reportable segments are Supply, Delivery, International and Corporate. The Supply group includes the domestic unregulated energy marketing and generation functions of PPL EnergyPlus and PPL Generation. The Delivery group includes the regulated electric and gas delivery businesses of PPL Electric and PPL Gas Utilities. The International group, which includes PPL Global, was formerly named "Development." The principal businesses of PPL Global are the acquisition and development of both U.S. and international energy projects, and the ownership and operation of international energy projects. The majority of PPL Global's international investments are located in the U.K., Chile, El Salvador and Brazil. Corporate includes interest expense not directly allocated to the segments. In prior periods such interest was allocated for segment reporting purposes. Segments, other than Corporate, include direct charges, as well as an allocation of indirect corporate costs, for services provided by PPL Services. These services include functions such as financial, legal, human resources, and information services.

Previously reported 2000 information has been restated to conform to the current presentation. Financial data for PPL's business segments are as follows (millions of dollars):


                                                  Three Months Ended
                                                       March 31,
                                                       ---------
                                                    2001       2000
                                                    ----       ----
Income Statement data
Revenues from external customers
     Supply....................................   $  1,038   $    989
     Delivery..................................        366        322
     International.............................        162        102
                                                  --------   --------
                                                  $  1,566   $  1,413
                                                  ========   ========

Intersegment revenues
    N/A - There are no intersegment
      revenues.

Net Income
     Supply....................................   $    179   $    109
     Delivery..................................         41         32
     International.............................         20          5
     Corporate.................................        (18)        (4)
                                                  --------   --------
                                                  $    222   $    142
                                                  ========   ========


                                                 March 31, December 31,
                                                    2001       2000
                                                    ----       ----
Balance Sheet data
Total assets
     Supply....................................   $  2,927   $  2,625
     Delivery..................................      5,971      6,049
     International.............................      2,345      2,468
     Corporate.................................      1,303      1,218
                                                  --------   --------
                                                  $ 12,546   $ 12,360
                                                  ========   ========

3.   Investments in Unconsolidated Affiliates - at Equity

PPL's investments in unconsolidated affiliates accounted for under the equity method were $842 million and $800 million at March 31, 2001 and December 31, 2000, respectively. The most significant investment was PPL Global's investment in WPDH, which was $472 million at March 31, 2001 and $479 million at December 31, 2000. At March 31, 2001, PPL Global had a 51% equity ownership interest in WPDH, but shared joint control with Mirant. Accordingly, PPL Global accounts for its investment in WPDH (and other investments where it has majority ownership but lacks voting control) under the equity method of accounting.

Summarized below is information from the financial statements of unconsolidated affiliates, as included in PPL's consolidated financial statements under the equity method for the periods noted (millions of dollars):


                                                  Three Months Ended
                                                       March 31,
                                                       ---------
                                                    2001       2000
                                                    ----       ----
Income Statement Data
Revenues.......................................     $176       $141
Operating Income...............................       87         65
Net Income.....................................       79         44


                                                March 31,   December 31,
                                                  2001          2000
                                                  ----          ----
Balance Sheet Data
Current Assets.................................  $  953        $  396
Noncurrent Assets..............................   5,419         4,904
Current Liabilities............................     503           409
Noncurrent Liabilities.........................   4,170         3,365

4.   Earnings Per Share

Basic EPS is calculated by dividing earnings available to common shareowners ("Net Income" on the Consolidated Statement of Income) by the weighted average number of common shares outstanding during the period. In the calculation of diluted EPS, weighted average shares outstanding are increased for additional shares that would be outstanding if potentially dilutive securities were converted to common stock.

Potentially dilutive securities for PPL consist of stock options granted under the incentive compensation plans and stock units representing common stock granted under directors compensation programs.

The basic and diluted earnings per share calculations, and the reconciliation of the shares used in the calculations, are shown below.

                                                  Three Months Ended
                                                       March 31,
                                                       ---------
                                                    2001       2000
                                                    ----       ----
(Millions of Dollars - except per share data)
(Thousands of Shares)

Net Income (Numerator).........................  $    222    $    142

Shares  (Denominator)
 Number of shares on which basic
earnings per share is calculated =
Weighted-average shares
outstanding during the period..................   145,317     143,697

Add- Incremental shares
attributable to stock options..................       858
Add- Incremental shares
attributable to stock units....................        69          64

Number of shares on which
diluted earnings per share is
calculated.....................................   146,244     143,761

Basic EPS......................................  $   1.53    $   0.99

Diluted EPS....................................  $   1.52    $   0.99


Stock options to purchase 1.976 million common shares for the period ending March 31, 2000, were not included in that period's computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares. Therefore, the effect would have been antidilutive.

Net Income after preferred stock dividends is used in both the basic and diluted EPS calculations.

5.   Financial Instruments

PPL enters into forward-starting interest rate swaps with various counterparties to hedge interest rate risk associated with anticipated debt issuances. These swaps obligate PPL to pay a specific fixed rate of interest on the notional amount of each swap in exchange for a floating rate of interest on the notional amount to be determined on the effective date. If interest rates rise, the swaps increase in value and offset a higher rate of interest on new debt. At March 31, 2001, PPL had entered into $975 million of interest rate swaps with maturities of three, five and seven years at fixed rates varying from 5.054% to 5.965%. They are scheduled to start in May and July 2001 but the intent is to terminate the swaps as the associated debt is issued. It is the intent that any gains or losses realized when the debt is issued, and the swaps are terminated, will be amortized over the life of the new debt.

PPL has also entered into current-starting interest rate swap agreements whereby PPL agreed to pay a fixed rate of interest and receive a floating rate of interest. These swaps economically adjust the mix of fixed and floating rate debt by converting floating rate notes to fixed rate notes. As of March 31, 2001, PPL had entered into, and had outstanding, $175 million of such swaps that mature in 2002.

During the first quarter of 2001, PPL completed the forward purchase of 51 million Euros to pay for certain equipment in 2002 and 2003. The estimated value of these forward purchases as of March 31, 2001, being the amount PPL would have to pay to terminate them, was $2.7 million. It is the intent that any gains or losses realized when the transactions close would be amortized over the life of the equipment. PPL also entered into forward contracts to sell British pounds sterling in anticipation of the repayment during the second quarter of loans to purchase the Hyder shares. A total of 78 million British pounds sterling were sold forward for the second quarter. In March 2001, PPL realized gains of $2.8 million on maturing positions and entered into new forward sales of a small notional amount.

6.   Sales to Other Electric Utilities

Under FERC-approved interconnection and power supply agreements, PPL EnergyPlus supplied capacity and energy to UGI. This agreement terminated in February 2001.

PPL EnergyPlus provides BG&E with 129,000 kilowatts, or 6.6%, of PPL Susquehanna's share of capacity and related energy from the Susquehanna station. PPL EnergyPlus provided 274 million kWh to BG&E in the first quarter of 2001. Sales to BG&E will continue under existing agreements through May 2001.

PPL Montana provides power to Montana Power under two wholesale transition sales agreements. These agreements expire in December 2001 and June 2002.

In April 2001, PPL announced that PPL EnergyPlus has offered to provide Montana Power with 500 megawatts of energy for five years beginning July 1, 2002. PPL EnergyPlus would sell this energy at 4 cents per kWh to the extent that the energy is produced by certain designated units of PPL Montana. After PPL EnergyPlus and Montana Power finalize the agreement, it will be submitted to the Montana Public Service Commission for review.

7.   Credit Arrangements and Financing Activities

PPL Electric and PPL Capital Funding issue commercial paper and borrow from banks to provide short-term funds. PPL Capital Funding's commercial paper is guaranteed by PPL. Bank borrowings generally bear interest at rates negotiated at the time of the borrowing. At March 31, 2001, PPL Electric and PPL Capital Funding had $527 million of short-term debt outstanding at interest rates ranging from 5.73% to 6.54% per annum.

In order to enhance liquidity, and as a credit back-stop to the commercial paper programs, PPL Electric, PPL Capital Funding and PPL (as guarantor for PPL Capital Funding) share a 364-day $750 million credit facility and a five-year $300 million credit facility, each with a group of banks. At March 31, 2001, no borrowings were outstanding under either facility. At March 31, 2001, PPL Capital Funding had issued letters of credit in the amount of $186 million and $22 million on behalf of PPL Montana and Griffith Energy, LLC, respectively. Subsequent to the end of the first quarter 2001, the letters of credit in support of PPL Montana were reduced to $145 million and then cancelled and replaced by letters of credit issued directly by PPL Montana.

In December 2000 and in January 2001, PPL Capital Funding entered into two separate three-month $200 million credit facilities. In March 2001, both facilities were extended to June 2001. At March 31, 2001, PPL Capital Funding had borrowed $200 million under each facility at floating rates tied to either one, two or three-month LIBOR. These funds were used for general corporate purposes, including making loans to PPL subsidiaries to reduce their debt balances. Subsequent to the end of the first quarter 2001, PPL Capital Funding repaid its borrowings under both facilities.

At March 31, 2001, PPL Capital Funding had issued approximately $1.5 billion of medium-term notes, of which $1.3 billion were issued at fixed rates between 5.75% and 8.375%, and $175 million at floating rates tied to three-month LIBOR. There were no issuances of medium-term notes in the first quarter of 2001.

In March 2001, PPL Electric deposited with its Mortgage Trustee $5.2 million for the purpose of retiring on July 1, 2001, all of its outstanding First Mortgage Bonds, 9-3/8% Series due 2021, at par value through the maintenance and replacement fund provisions of its Mortgage.

In March 2001, PPL Electric made a payment of $9.6 million to buy back an option related to its 6-1/8% Reset Put Securities due 2006. The option would have permitted a third party to re-market these securities, at higher interest rates, in May 2001. PPL Electric recorded this charge, net of the $1.8 million balance remaining on the third party option. The net charge of $7.8 million is included in "Interest Expense" on the Consolidated Statement of Income for the three months ended March 31, 2001. PPL Electric retired the $200 million, 6-1/8% Reset Put Securities in May 2001.

During the first quarter of 2001, PPL Transition Bond Company made principal payments on bonds totaling $65 million.

As of March 31, 2001, no borrowings were outstanding under PPL Montana's $100 million credit facilities. However, PPL Montana has issued letters of credit in the aggregate amount of $64 million.

Subsequent to the end of the first quarter, PPL Montana entered into a new credit facility to allow for incremental letter of credit capacity of $150 million. PPL Montana then issued $145 million letters of credit under this new facility to replace the outstanding letters of credit issued on its behalf by PPL Capital Funding.

In December 2000, PPL initiated a Structured Equity Shelf Program for the issuance of up to $100 million in PPL common stock in small amounts on a periodic basis. During the three months ended March 31, 2001, PPL issued $10 million of common stock under this program.

8.   Acquisitions, Development and Divestitures

Domestic Generation Project

In January 2001, PPL Montour, LLC acquired an additional interest in the coal-fired Conemaugh Power Plant from Potomac Electric Power Company. Under the terms of the acquisition agreement, PPL Montour and a subsidiary of Allegheny Energy, Inc. jointly acquired a 9.72% interest in the 1,711 megawatt plant. PPL Montour paid $78 million for this additional 83-megawatt interest in the plant. The purchase increased PPL

Montour's ownership interest to 16.25% in the two-unit plant.

International Distribution Projects

In January 2001, PPL Global purchased an additional 5.6% of CGE from the Claro group, bringing its total investment to $141 million, or about 8.5%. CGE provides electricity delivery services to 1.4 million customers in Chile, and natural gas delivery services to 200,000 customers in Santiago.

Energy Related Businesses

In February 2001, a subsidiary of PPL Energy Services Northeast, Inc. (formerly Western Massachusetts Holdings, Inc.) executed an agreement acquiring certain service assets from mechanical contracting and engineering subsidiaries of NiSource Inc. for an amount that was not significant. Assets acquired include contracts in process, accounts receivable, fixed assets and intangibles.

9.   Commitments and Contingent Liabilities

Wholesale Energy Commitments

As part of the purchase of generation assets from Montana Power, PPL Montana agreed to supply electricity under two wholesale transition service agreements. In addition, PPL Montana assumed a power purchase agreement and power sales agreement. In accordance with purchase accounting guidelines, PPL Montana recorded a liability of $118 million as an estimate of the fair value of the contracts at the acquisition date. The supply and purchase contracts are prospectively amortized over the contract terms as adjustments to "Wholesale energy marketing and trading" revenues and "Energy purchases", on the Consolidated Statement of Income respectively. The unamortized balance at March 31, 2001 was $92 million and is included in "Other" in the "Deferred Credits and Other Noncurrent Liabilities" section of the Consolidated Balance Sheet.

Liability for Above Market NUG Contracts

At June 30, 1998, PPL Electric recorded a loss accrual for above market contracts with NUGs of $854 million. Effective January 1999 PPL Electric began reducing this liability as an offset to "Energy purchases" on the Consolidated Statement of Income. This reduction is based on the estimated timing of the purchases from the NUGs and projected market prices for this generation. The final existing NUG contract expires in 2014. In connection with the corporate realignment, effective July 1, 2000, the remaining balance of this liability was transferred to PPL EnergyPlus. The liabilities associated with these above market NUG contracts were $650 million at March 31, 2001.

Commitments - Acquisitions and Development Activities

PPL Global and its subsidiaries have committed additional capital and extended loans to certain affiliates, joint ventures and partnerships in which they have an interest. At March 31, 2001, PPL Global and its subsidiaries had approximately $663 million of such commitments. The majority of these commitments are for the purchase of turbine generators and related equipment from General Electric.

Nuclear Insurance

PPL Susquehanna is a member of certain insurance programs which provide coverage for property damage to members' nuclear generating stations. Facilities at the Susquehanna station are insured against property damage losses up to $2.75 billion under these programs. PPL Susquehanna is also a member of an insurance program which provides coverage for the cost of replacement power during prolonged outages of nuclear units caused by certain specified conditions. Under the property and replacement power insurance programs, PPL Susquehanna could be assessed retroactive premiums in the event of the insurers' adverse loss experience. At March 31, 2001, this maximum assessment was about $20 million.

PPL Susquehanna's public liability for claims resulting from a nuclear incident at the Susquehanna station is limited to about $9.5 billion under provisions of The Price Anderson Amendments Act of 1988. PPL Susquehanna is protected against this liability by a combination of commercial insurance and an industry assessment program. In the event of a nuclear incident at any of the reactors covered by The Price Anderson Amendments Act of 1988, PPL Susquehanna could be assessed up to $176 million per incident, payable at $20 million per year.

Environmental Matters

Air
---

The Clean Air Act deals, in part, with acid rain, attainment of federal ambient ozone standards and toxic air emissions. PPL subsidiaries are in substantial compliance with the Clean Air Act.

The DEP has finalized regulations requiring further seasonal (May-June) NOx reductions to 80% from 1990 levels starting in 2003. These further reductions are based on the requirements of the Northeast Ozone Transport Region Memorandum of Understanding and two EPA ambient ozone initiatives: the September 1998 EPA State Implementation Plan (SIP) call (i.e., EPA's requirement for states to revise their SIPs) issued under Section 110 of the Clean Air Act, requiring reductions from 22 eastern states, including Pennsylvania; and the EPA's approval of petitions filed by Northeastern states, requiring reductions from sources in 12 Northeastern states and Washington D.C., including PPL sources. The EPA's SIP-call was substantially upheld by the D.C. Circuit Court of Appeals in an appeals proceeding.

Although the Court extended the implementation deadline to May 2004, the DEP has not changed its rules accordingly. PPL expects to achieve the 2003 NOx reductions with the recent installation of SCR technology on the Montour units and possibly SCR or SNCR on a Brunner Island unit.

The EPA has also developed a revised ambient ozone standard and a new standard for ambient fine particulates. These standards were challenged and remanded to the EPA by the D.C. Circuit Court of Appeals in 1999. However, on appeal to the United States Supreme Court, the D.C. Circuit Court's decision was reversed in part and remanded to the D.C. Circuit. The new particulates standard, if finalized, may require further reductions in SO2 for certain PPL subsidiaries and year-round NOx reductions commencing in 2010-2012 at SIP-call levels in Pennsylvania, and at slightly less stringent levels in Montana. The revised ozone standard, if finalized, is not expected to have a material effect on facilities of PPL subsidiaries.

Under the Clean Air Act, the EPA has been studying the health effects of hazardous air emissions from power plants and other sources, in order to determine what emissions should be regulated, and has determined that mercury emissions must be regulated. In this regard, the EPA is expected to develop regulations by 2004.

In 1999, the EPA initiated enforcement actions against several utilities, asserting that older, coal-fired power plants operated by those utilities have, over the years, been modified in ways that subject them to more stringent "New Source" requirements under the Clean Air Act. The EPA has since issued notices of violation and commenced enforcement activities against other utilities, and has threatened to continue expanding its enforcement actions. At this time, PPL is unable to predict whether such EPA enforcement actions will be brought with respect to any of its affiliates' plants. However, the EPA regional offices that regulate plants in Pennsylvania (Region III) and Montana (Region VIII) have indicated an intention to issue information requests to all utilities in their jurisdiction, and the Region VIII office has issued such a request to PPL Montana's Corette plant. PPL cannot presently predict what, if any, action the EPA might take following PPL's responses to such information requests. Should the EPA initiate one or more enforcement actions against PPL, compliance with any such EPA enforcement actions could result in additional capital and operating expenses in amounts which are not now determinable, but which could be significant.

The EPA has put on hold its proposed revisions to its regulations that would have required power plants to meet "New Source" performance standards and/or undergo "New Source" review for many maintenance and repair activities that are currently exempted.

Water/Waste
-----------

The final NPDES permit for the Montour plant contains stringent limits for iron discharges. The results of a toxic reduction study show that additional water treatment facilities or operational changes are needed at this station. A plan for these changes is being developed and will be submitted to DEP in the fall of 2001.

Last year, the EPA significantly tightened the water quality standard for arsenic. However, the EPA has now withdrawn the standard in order to further study the matter. A tightened standard may require PPL Generation to further treat wastewater and/or take abatement action at several of its power plants, the cost of which is not now determinable, but which could be significant.

EPA's proposed requirements for new or modified water intake structures will affect where generating facilities are built, will establish intake design standards, and could lead to requirements for cooling towers at new power plants. These proposed regulations are expected to be finalized by November of 2001. In the worst case, the rule could require new or modified cooling towers at one or more PPL stations. Another new rule, expected to be finalized in 2003, will address existing structures. Each of these rules could impose significant costs on PPL, which are not now determinable.

Superfund and Other Remediation
-------------------------------

In 1995, PPL Electric entered into a consent order with the DEP to address a number of sites where it may be liable for remediation. This may include potential PCB contamination at certain PPL Electric substations and pole sites; potential contamination at a number of coal gas manufacturing facilities formerly owned and operated by PPL Electric; and oil or other contamination which may exist at some of PPL Electric's former generating facilities. In connection with the July 1, 2000 corporate realignment, PPL Electric's generation facilities were transferred to subsidiaries of PPL Generation. As of March 31, 2001, work has been completed on approximately three-quarters of the sites included in the consent order.

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

At March 31, 2001, PPL Electric and PPL Gas Utilities had accrued approximately $20 million combined, representing the estimated amounts they will have to spend for site remediation, including those sites covered by each company's consent orders mentioned above.

In October 1999, the Montana Supreme Court held in favor of several citizens' groups that the right to a clean and healthful environment is a fundamental right guaranteed by the Montana Constitution. The court's ruling could result in significantly more stringent environmental laws and regulations, as well as an increase in citizens' suits under Montana's environmental laws. The effect on PPL Montana of any such changes in laws or regulations or any such increase in legal actions are not now determinable, but could be significant.

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

Credit Support for Affiliated Companies

PPL provides certain guarantees for its subsidiaries. Specifically, PPL guarantees all of the debt of PPL Capital Funding. As of March 31, 2001, PPL had guaranteed $1.5 billion of medium-term notes and $477 million of commercial paper issued by PPL Capital Funding. PPL had also guaranteed certain obligations of PPL EnergyPlus for up to $742 million under power purchase and sales agreements. PPL had also guaranteed certain obligations of other subsidiaries, totaling $436 million at March 31, 2001. Additionally, PPL has caused lender banks to issue letters of credit on behalf of affiliates. See Note 7.

10.  Related Party Transactions

A wholly-owned subsidiary of PPL Global extended a 76.5 million British pounds sterling loan facility to WPDH. This facility provided funds that were loaned to WPDL as temporary financing for the acquisition of Hyder. The facility was executed in September 2000 and expires in September 2001. Interest is reset monthly based on sterling LIBOR. This rate was 6.1% at March 31, 2001. At March 31, 2001, WPDH had borrowed 76.5 million British pounds sterling ($109 million at the foreign exchange rate on March 31, 2001).

At December 31, 2000, PPL Global had a $135 million note payable to an affiliate of WPDH. The note was denominated in U.S. dollars, and provided for interest at market rates. PPL Global repaid this note in January 2001.

11.  Adoption of SFAS 133

PPL adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", on January 1, 2001. SFAS 133 requires that derivative instruments be recorded on the balance sheet as an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133 requires that as of the date of adoption, the difference between the fair market value of derivative instruments recorded on the balance sheet and the previous carrying amount of those derivatives be reported in net income or other comprehensive income, as appropriate.

In accordance with the transition provisions of SFAS 133, PPL recorded a cumulative-effect adjustment of $10.6 million in earnings to recognize the difference between the carrying values and fair values of derivatives not designated as hedging instruments. The pre-tax adjustments are included as an increase to "Wholesale energy market and trading" operating revenues and a decrease to "Energy purchases" on the Consolidated Statement of Income for the three months ended March 31, 2001. PPL also recorded a cumulative-effect charge of $181.9 million in accumulated other comprehensive income to recognize the difference between the carrying values and fair values of derivatives designated as cash flow hedging instruments. PPL expects to reclassify $144.7 million into earnings from the transition adjustment that was recorded in other comprehensive income during the twelve months ended December 31, 2001.

Accounting for Derivatives and Hedging Activities

All derivatives are recognized on the balance sheet at their fair value. According to SFAS 133, fair value is defined as the amount at which an asset (liability) could be bought (incurred) or sold (settled) in a current transaction between willing parties, other than in a forced or liquidation sale. On the date the derivative contract is executed, PPL designates the derivative as:

 .    A hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment ("fair value" hedge),

 .    A hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge),

 .    A foreign-currency fair-value or cash flow hedge ("foreign currency"
     hedge),

 .    A hedge of a net investment in a foreign operation, or

 .    A non-hedge derivative.

Changes in the fair value of a derivative that is highly effective as, and that is designated and qualifies as, a fair value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings. Changes in the fair value of a derivative that is highly effective as, and that is designated as and qualifies as, a cash flow hedge are recorded in other comprehensive income, until earnings are affected by the variability of cash flows being hedged. Changes in the fair value of derivatives that are designated as and qualifies as, foreign currency hedges are recorded in either current period earnings or other comprehensive income, depending on whether the hedge transaction is a fair value hedge or a cash flow hedge. If however, a derivative is used as a hedge of a net investment in a foreign operation, its changes in fair value, to the extent effective as a hedge, are recorded in the cumulative translation adjustments account within equity. Changes in the fair value of derivatives that are not designated as hedging instruments are reported in current period earnings.

PPL formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair value, cash flow or foreign currency hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. PPL formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge, or that it has ceased to be a highly effective hedge, PPL discontinues hedge accounting prospectively.

PPL discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item; the derivative expires or is sold, terminated or exercised; the derivative is de-designated as a hedge instrument because it is unlikely that a forecasted transaction will occur; or management determines that designation of the derivative as a hedge instrument is no longer appropriate.

When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair value hedge, the derivative will continue to be carried on the balance sheet at its fair value, and the hedged asset or liability will no longer be adjusted for changes in its fair value. When hedge accounting is voluntarily discontinued so that the forecasted transaction can be re-hedged with a new hedging instrument, the derivative will continue to be carried on the balance sheet at its fair value, and gains and losses that were accumulated in other comprehensive income will remain until the hedged forecasted transaction impacts earnings. In all other situations in which hedge accounting is discontinued, the derivative will be carried at its fair value on the balance sheet, with changes in its fair value recognized in current period earnings.

Derivative Instruments and Hedging Activities

PPL's primary market risk exposures are associated with commodity prices, interest rate risk and currency exchange rates. PPL actively manages the market risk inherent in its commodity, debt and foreign currency positions. The PPL Board of Directors has adopted risk management policies to manage the risk exposures related to energy prices, interest rates and foreign currency exchange rates. These policies monitor and assist in controlling these market risks and use derivative instruments to manage some associated commodity, debt, and foreign currency activities. As of March 31, 2001, PPL held derivative instruments designated as fair value hedging instruments and cash flow hedging instruments.

PPL's derivative activities are subject to the management, direction and control of the RMC. The RMC is composed of the chief financial officer and other officers of PPL. The RMC reports to the board of directors on the scope of its derivative activities. The RMC sets forth risk-management philosophy and objectives through a corporate policy, provides guidelines for derivative-instrument usage, and establishes procedures for control and valuation, counterparty credit approval, and the monitoring and reporting of derivative activity.

Market risk is the adverse effect on the value of a financial instrument that results from a change in commodity prices, interest rates or currency exchange rates. The market risk associated with commodity price, interest rate and foreign exchange contracts is managed by the establishment and monitoring of parameters that limit the types and degree of market risk that may be undertaken.

PPL utilizes forward contracts, futures contracts, options and swaps as part of its risk management strategy to minimize unplanned fluctuations in earnings caused by commodity price, interest rate and foreign currency volatility.

PPL maintains a commodity price risk management strategy that uses derivative instruments to minimize significant, unanticipated earnings fluctuations caused by commodity price volatility. Fluctuations in electricity, natural gas and oil commodities cause firm commitments for purchase or sale to develop unrealized gains or losses when compared to current commodity prices; market values of oil and gas inventories to differ in relation to cost; and actual cash outlays for the purchase of electricity, gas and oil to differ from anticipated cash outlays. PPL uses forwards, futures, swaps and options to hedge these risks.

PPL maintains an interest rate risk management strategy that uses derivative instruments to minimize significant, unanticipated earnings fluctuations caused by interest-rate volatility. Specific goals are to lower the cost of its borrowed funds, and to adjust the fixed versus variable composition of its debt portfolio as warranted. Interest rate fluctuations create an unrealized appreciation or depreciation in the market value of the PPL's debt when compared to its cost. Gains or losses on derivative instruments that are linked to the debt, however, will generally offset the effect of this unrealized appreciation or depreciation in market value. Additionally, interest rate fluctuations can create an increase or decrease in the interest expense associated with future anticipated debt issuances. Gains or losses on derivative instruments that are linked to the anticipated future debt issuance, however, will generally offset the effect of this increased or decreased future borrowing cost.

PPL maintains a foreign currency risk management strategy that uses derivative instruments to protect its interests from unanticipated fluctuations in earnings and cash flows caused by volatility in currency exchange rates. Movements in foreign currency exchange rates pose a risk to PPL's operations since exchange rate changes may affect cross-border transactions that involve equipment purchases made in foreign currencies. Additionally, various subsidiary investments and repatriated dividends are denominated in foreign currency, thereby creating exposures to changes in exchange rates. PPL uses foreign-currency forward-exchange contracts to hedge these risks.

By using derivative instruments to hedge exposures to changes in commodity rates, interest rates and exchange rates PPL exposes itself to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counter party owes PPL, which creates repayment risk for PPL. When the fair value of the derivative contract is negative, PPL owes the counterparty and, therefore it does not possess repayment risk. PPL minimizes the credit (or repayment) risk in derivative instruments by entering into transactions with high quality counterparties whose credit ratings are BBB- / Baa3 or higher, limiting the amount of exposure to each counterparty, and monitoring the financial condition of its counterparties. Additionally, depending on the situation, PPL obtains credit enhancements as provided for in contracts governed by the International Swaps and Derivatives Association Master Agreement and/or bilateral collateral arrangements.

Fair Value Hedges

PPL enters into financial contracts to hedge a portion of the fair value of firm commitments to transport fuel to its generating facilities. These derivative contracts range in maturity through 2004. For the three months ended March 31, 2001, the impact on the financial statements was not significant.

Cash Flow Hedges

PPL enters into physical and financial contracts, including forwards futures and swaps to hedge the price risk associated with electric, gas and oil commodities. These contracts range in maturity through 2008. As of March 31, 2001, PPL recorded a net-of-tax loss of $197 million (reported in accumulated other comprehensive income in the Shareowners' Common Equity section of the Consolidated Balance Sheet). The most significant portion was attributable to forward sales contracts and financial swaps in which PPL has reserved and stands ready to deliver energy from the planned output of its wholly-owned generating units. In these cases, PPL will realize a margin that represents the difference between the sales price and the average cost of generation.

As a result of an unplanned outage and changes in other economic conditions, PPL discontinued certain cash flow hedges which resulted in a net loss of approximately $29 million (reported as a charge to "Wholesale energy marketing and trading" revenues in the Consolidated Statement of Income) during the three months ended March 31, 2001. Additionally, during this period PPL recognized a charge to income resulting from cash flow hedge ineffectiveness, the amount of which was not significant.

As of March 31, 2001, approximately $133 million of deferred net losses on derivative instruments accumulated in other comprehensive income are expected to be reclassified into earnings during the next twelve months. Transactions and events that are expected to occur over the next twelve months and will necessitate reclassifying to earnings these derivative losses include (a) the sale of electricity, (b) the purchase and sale of natural gas and the purchase of oil all of which are facilitated through physical or financial contracts. PPL expects the majority of these losses to be largely offset by the inverse changes in the market value of the underlying commodities such as the electricity generated and the physical gas and oil purchased. PPL expects these offsetting gains to exceed the mark-to-market losses on the associated derivative instruments when the transactions are recorded in future earnings over the next twelve months.

PPL enters into financial interest rate swaps to hedge interest expense associated with both existing and anticipated debt issuances. These swaps range in maturity through 2008. As of March 31, 2001, PPL recognized a net-of-tax loss of $2 million (reported as a charge to accumulated other comprehensive income). PPL expects this loss to be offset through lower interest rates incurred on the issuance of anticipated debt.

As of March 31, 2001, the amount of deferred net losses on derivative instruments in accumulated other comprehensive income that are expected to be reclassified into earnings during the next twelve months is insignificant. Transactions and events that are expected to occur over the next twelve months (and that will necessitate reclassifying to earnings these derivative losses) include the related amortization associated with the issuance of debt and the repricing of variable rate debt.

PPL enters into foreign currency forward contracts to hedge exchange rates associated with firm commitments denominated in foreign currencies. These forwards range in maturity through 2003. For the three months ended March 31, 2001, PPL recognized a net-of-tax loss of $1.6 million (reported as a charge to accumulated other comprehensive income). PPL expects this loss to be offset by an inverse change in the exchange rate of the underlying commodity, the firm commitment. PPL expects none of this loss to be reclassified into earnings over the next twelve months.


Other Comprehensive Income

                                                             For the Three
                                                             Months Ended
                                                            March 31, 2001
                                                            --------------
                                                             ($ Millions)
Unrealized losses on derivatives qualified as hedges:
    Unrealized losses arising during the period due to
       the cumulative effect of a change in accounting
       principle at January 1, 2001.......................      $(182)

    Other unrealized losses arising during the
    period................................................        (25)

    Less:
       Reclassification adjustment for gains included
          in net income...................................         17
                                                                ------

Net unrealized losses on qualifying derivatives
    at March 31, 2001.....................................      $(190)
                                                                ======

12.  Sales to California Independent System Operator

Through subsidiaries, PPL has made approximately $18 million of sales to the California Independent System Operator ("Cal ISO"), for which PPL has not yet been paid in full. Given the myriad of electricity supply problems presently faced by the California electric utilities and the Cal ISO, PPL cannot predict when it will receive payment. As of March 31, 2001, PPL has fully reserved for possible underrecoveries of payments for these sales.

Litigation arising out of the California electricity supply situation has been filed at the FERC and in California courts against sellers of energy to the Cal ISO. The plaintiffs and intervenors in these proceedings allege abuses of market power, manipulation of market prices, unfair trade practices and violations of state antitrust laws, among other things, and seek price caps on wholesale sales in California and other western power markets, refunds of excess profits allegedly earned on these sales, and other relief, including treble damages and attorney's fees. Certain of PPL's subsidiaries have intervened in the FERC proceedings in order to protect their interests, but have not been named as a defendant in any of the court actions. Attorneys general in several western states, including California, have begun investigations related to the electricity supply situation in California and other western states. PPL cannot predict whether any of its subsidiaries will eventually be the target of any governmental investigation or named in these lawsuits or other lawsuits, the outcome of any such proceeding or whether the ultimate impact on PPL or its subsidiaries of the electricity supply situation in California and other western states will be material.

13.  Subsequent Events

In April 2001, PPL announced a plan to confirm the structural separation of PPL Electric from PPL and PPL's other affiliated companies, in a transaction that leverages the electric transmission and distribution business of PPL Electric. Upon completion of the transaction, PPL will effectively double the amount of generating capacity it has to sell in wholesale electricity markets while allowing PPL to retain valuable advantages related to operating both energy supply and energy delivery businesses.

The transaction will be effected through a series of steps including:

 .    confirming the structural separation of PPL Electric from PPL and PPL's other affiliated companies;

 .    an increase in the leverage of PPL Electric through the issuance of approximately $900 million senior secured bonds without any material impact on PPL Electric's investment-grade credit rating; and

 .    the solicitation by PPL Electric, in early June 2001, of bids to contract with energy suppliers to meet all of the electricity needs associated with its obligation to serve customers under capped rates from 2002 through the end of 2009.

PPL Electric currently has a full requirements supply agreement with PPL EnergyPlus that expires at the end of 2001. Under the Pennsylvania Customer Choice Act, PPL Electric is required, through 2009, to provide electricity at pre-set prices to its delivery customers who do not select an alternate supplier. As part of the transaction, PPL Electric will solicit bids to contract with energy suppliers to meet its obligation to deliver energy to its customers. PPL EnergyPlus intends to be one of the parties to bid on the supply contract at market competitive prices. To the extent that PPL EnergyPlus is a successful bidder, it will have an eight-year contract to sell a portion of its available energy at market-competitive wholesale prices. To the extent that PPL EnergyPlus is not a successful bidder, it will have additional energy that can be sold in the wholesale market at market rates.

Several aspects of the transaction must be reviewed and approved by the PUC. These approvals are expected in the third quarter of 2001.

Also, in May 2001, PPL issued 20,000,000 shares of 7.75% Premium Equity Participating Security Units ("PEPS Units") for $500 million. Each PEPS Units had an issue price of $25 and consists of a contract to purchase shares of PPL common stock on or prior to May 18, 2004 and a trust preferred security with a stated liquidation amount of $25 of PPL Capital Funding Trust I. Each purchase contract yields 0.46% per year in contract adjustment payments, paid quarterly, on the $25 stated amount of the PEPS Unit and requires the holders of the contracts to purchase a number of shares of PPL common stock on or prior to May 18, 2004. The number of shares required to be purchased will depend on the average market price of PPL's common stock prior to the purchase date, subject to certain limitations. Unless other arrangements are made, the holders' obligations to purchase shares under the purchase contracts will be settled by applying the proceeds of a remarketing of the trust preferred securities, which have been pledged to secure these obligations. Each trust preferred security yields 7.29% per year, paid quarterly, until May 18, 2004. The Trust's sole source of funds for distributions are from payments of interest on 7.29% subordinated notes due May 18, 2006 of PPL Capital Funding. Following a successful remarketing of the trust preferred securities during the period February 18 to May 18, 2004, the interest rate on the subordinated notes and the yield on the trust preferred securities will be reset at a rate that will be equal to or greater than 7.29%. PPL has unconditionally guaranteed the payment of principal and interest on the subordinated notes issued to PPL Capital Funding Trust I by PPL Capital Funding. PPL used the net proceeds to pay down short-term debt.

Finally, in September 2000 a PPL Global subsidiary entered into an agreement with a lessor to lease turbine-generators and related equipment. The turbines are being financed using a leasing structure that eliminates the need for cash outlays during the turbine manufacturing process and diversifies PPL's funding sources. In May 2001, the subsidiary entered into an agreement, initially for $900 million, to be increased to $1.2 billion upon syndication, for financing using a lease structure for the acquisition, development and construction of one or more commercial power generation facilities.

                                PPL CORPORATION
                                ---------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
                                 of Operations
                                 -------------

This discussion should be read in conjunction with the section entitled "Review of the Financial Condition and Results of Operations" in PPL's Annual Report to the SEC on Form 10-K for the year ended December 31, 2000. Terms and abbreviations appearing in Management's Discussion and Analysis of Financial Condition and Results of Operations are explained in the glossary.

                             Results of Operations
                             ---------------------

The following discussion explains significant changes in principal items on the Consolidated Statement of Income, comparing the three months ended March 31, 2001, to the comparable period in 2000.

The Consolidated Statement of Income reflects the results of past operations and is not intended as any indication of future operating results. Future operating results will necessarily be affected by various and diverse factors and developments. Furthermore, because results for interim periods can be disproportionately influenced by various factors and developments and by seasonal variations, the results of operations for interim periods are not necessarily indicative of results or trends for the year. Finally, PPL Global acquired CEMAR in June 2000, and fully consolidated its accounts in September 2000. Accordingly, the results for the first quarter of 2001 include CEMAR, whereas the first quarter of 2000 does not.

Earnings

Earnings per share were $1.53 (or $1.52 diluted) during the three months ended March 31, 2001. These earnings were $.54 per share, or about 55%, higher than the $.99 per share earned in the first quarter of 2000.

This earnings improvement was primarily attributable to higher earnings of PPL Montana, resulting from increased margins on wholesale energy sales. This reflects higher wholesale energy prices in the western U.S. The first quarter earnings improvement also reflects higher PPL Global earnings from its equity investments in the U.K. These earnings improvements were partially offset by higher interest expense.

Operating Revenues

Retail Electric and Gas
-----------------------

The increase (decrease) in retail revenues from electric and gas operations was attributable to the following (millions of dollars):

                                                    Three Months Ended
                                             March 31, 2001 vs. March 31, 2000
                                             ---------------------------------
Retail Electric Revenue
  PPL Electric
    Electric delivery.......................                $   2
    PLR electric generation supply..........                   49
  PPL EnergyPlus
    Electric generation supply..............                  (21)
  PPL Global
    Electric delivery.......................                   46
  Other.....................................                   (2)
                                                            -----
                                                               74
                                                            -----
Retail Gas Revenue
  PPL Gas Utilities.........................                   24
  PPL EnergyPlus............................                   13
                                                            -----
                                                               37
                                                            -----

Retail Electric Revenue - total                             $ 111
                                                            =====

Operating revenues from retail electric operations increased by $111 million during the three months ended March 31, 2001, when compared with the same period in 2000. PPL Electric revenues as a PLR supplier increased $49 million in the first quarter of 2001, as compared to the same period in 2000. This was primarily due to a 26% increase in PLR sales volumes. Revenues from PPL Global were $46 million, or 71%, greater in the first quarter of 2001 as compared to the same period in 2000, primarily due to the revenues of CEMAR. Partially offsetting these increases were lower PPL EnergyPlus retail revenues. This was primarily due to expirations of contracts with existing customers.

Both PPL Gas Utilities and PPL EnergyPlus experienced higher retail gas revenues during the three months ended March 31, 2001, when compared with the same period in 2000. PPL Gas Utilities' increase was primarily due to a base rate increase effective January 1, 2001, and higher off-system sales volumes.

Wholesale Energy Marketing and Trading
--------------------------------------

The increase (decrease) in revenues from wholesale energy marketing and trading activities was attributable to the following (millions of dollars):

                                                    Three Months Ended
                                             March 31, 2001 vs. March 31, 2000
                                             ---------------------------------
  PPL Electric/PPL EnergyPlus
    Bilateral Sales.......................                 $(64)
    PJM...................................                    9
    Cost-based contracts..................                   (5)
    Gas & oil sales.......................                  (12)
  PPL Montana.............................                   91
  PPL Maine...............................                   (8)
  Other...................................                   (4)
                                                           ----
                                                           $  7
                                                           ====

Wholesale energy marketing and trading revenues increased by $7 million during the three months ended March 31, 2001, when compared with the same period in 2000. PPL Montana revenues increased by $91 million, or 150%, in the first quarter of 2001, as compared with the same period in 2000. This was primarily due to favorable market conditions in the western U.S. Offsetting this increase was a decrease in bilateral sales in the eastern U.S. This was due to less trading activity in the first quarter of 2001, as compared to the first quarter of 2000. This decrease in bilateral sales in the east was also accompanied by lower energy purchases.

Energy Related Businesses

Energy related businesses contributed $27 million and $21 million to the operating income of PPL for the three months ending March 31, 2001 and 2000, respectively. The improvement in 2001 primarily reflects PPL Global's higher equity earnings from WPDH, WPDL and other international investments. PPL Global's equity earnings, net of its development, administrative and general expenses, contributed an additional $15 million in operating income for the three months ended March 31, 2001, compared to the same period in 2000. These gains and others from PPL mechanical contracting and engineering subsidiaries were partially offset by pre-tax operating losses from PPL's synfuels projects. Energy related businesses are expected to provide an increasing share of PPL's future earnings.

Fuel

Fuel costs increased by $42 million for the three months ended March 31, 2001, compared with the same period in 2000.

Electric fuel costs increased by $18 million in the first quarter of 2001 compared with the same period in 2000. This increase was attributed to higher generation by oil/gas fired and coal-fired stations as well as higher per-unit costs for this generation. The increase in fossil fuel expense was partially offset by a decrease in nuclear fuel costs.

The cost of natural gas and propane increased by $24 million in the first quarter of 2001, compared with the same period in 2000. The increase reflects higher prices, as well as higher off-system volume due to greater demand.

Energy Purchases

The increase (decrease) in energy purchases was attributed to the following (millions of dollars):

                                                      Three Months Ended
                                               March 31, 2001 vs. March 31, 2000
                                               ---------------------------------
  PPL EnergyPlus.............................              $  (78)
  PPL Maine..................................                  (7)
  PPL Global.................................                  15
  PPL Montana................................                   9
  Other......................................                  (6)
                                                           ------
                                                           $  (67)
                                                           ======

Energy purchases decreased by $67 million during the three months ended March 31, 2001, compared with the same period in 2000. This decrease resulted from lower wholesale prices for energy purchases needed to supply wholesale load obligations in the east, lower quantities of gas purchases for wholesale activity, as well as recognized gains on certain long-term forward transactions. The decrease was partially offset by an increase in prices for PJM interchange purchases, as well as energy purchases of CEMAR.

Other Operation Expenses

Other operation expenses increased by $15 million for the three months ended March 31, 2001, when compared with the same period in 2000. The increase includes $13 million of CEMAR expenses. The balance of the increase reflects PPL Montana's lease of the Colstrip generating facilities in the first quarter of 2001, as opposed to depreciating these facilities in the first quarter of 2000, and higher nuclear operating expenses. These increases were partially offset by higher pension income recorded in 2001. This higher pension income resulted from pension investment performance.

Amortization of Recoverable Transition Costs

Amortization of recoverable transition costs increased by $8 million during the three months ended March 31, 2001, when compared with the same period in 2000. This increase was primarily due to higher CTC rates in 2001.

Maintenance Expenses

Maintenance expenses increased by $5 million for the three months ended March 31, 2001, compared with the same period in 2000. This increase was primarily due to PPL Susquehanna's Unit 2 refueling outage. Also contributing to the increase were higher general maintenance costs at PPL's fossil plants.

Depreciation

Depreciation decreased by $5 million for the three months ended March 31, 2001, when compared with the same period in 2000. This decrease was primarily due to a change in the estimated remaining useful lives of certain PPL generating plants based on studies done in conjunction with corporate realignment activities undertaken in early 2000. Also contributing to the decrease were PPL Montana's sale and leaseback of its investment in the Colstrip plant in July 2000, and a change in life characteristics for transmission and distribution property. The reduction in depreciation expense was partially offset by depreciation of CEMAR's transmission, distribution and other assets.

Taxes, Other Than Income

Taxes other than income decreased by $10 million during the first three months of 2001, when compared with the same period in 2000. This decrease was primarily due to lower accruals for gross receipts tax due to a decrease in the Pennsylvania gross receipts tax rate. Also, PURTA taxes were lower in the first quarter of 2001, as compared to the same period in 2000.

Other Income and (Deductions)

Other income of PPL increased by $5 million for the three months ended March 31, 2001, when compared to the same period in 2000. The change was primarily due to an increase in other income resulting from the negotiated reduction of indebtedness by CEMAR.

Financing Costs

Interest expense was $16 million higher during the three months ended March 31, 2001, compared with the same period in 2000. This was primarily due to the issuance of medium-term notes by PPL Capital Funding in 2000, the interest expense of CEMAR, and the buyback of a call option to re-market securities. These increases in interest expense were partially offset by the retirements of first mortgage bonds and transition bonds.

Income Taxes

Income tax expense increased by $44 million for the three months ended March 31, 2001, when compared to the same period in 2000. The change was primarily due to the increase in PPL's pre-tax book income.

                              Financial Condition
                              -------------------

Energy Marketing and Trading Activities

PPL, through its PPL EnergyPlus subsidiary, purchases and sells energy at the wholesale level under FERC market-based tariffs throughout the U.S. PPL enters into agreements to market energy and capacity from its generating assets in Pennsylvania, Maine and Montana with the expectation of profiting from market price fluctuations.

If PPL were unable to deliver firm capacity and energy under these agreements, under certain circumstances it would be required to pay damages. These damages would be based on the difference between the market price to acquire replacement capacity or energy and the contract price of the undelivered capacity or energy. Depending on price volatility in the wholesale energy markets, such damages could be significant. Extreme weather conditions, unplanned power plant outages, transmission disruptions, non-performance by counterparties (or their counterparties) with which it has power contracts, and other factors could affect PPL's ability to meet its firm capacity or energy obligations, or cause significant increases in the market price of replacement capacity and energy. Although PPL attempts to mitigate these risks, there can be no assurance that it will be able to fully meet its firm obligations, that it will not be required to pay damages for failure to perform, or that it will not experience counterparty non-performance in the future.

PPL attempts to mitigate risks associated with open contract positions by reserving generation capacity to deliver electricity to satisfy its net firm sales contracts and, when necessary, by purchasing firm transmission service. In addition, PPL adheres to its risk management policy and programs, including established credit policies to evaluate counterparty credit risk. To date, PPL has not experienced any significant losses due to non-performance by counterparties. Additionally, given the current electric energy situation in California, PPL has established a reserve to limit its exposure as a result of sales within that market area. See Note 12 to the Financial Statements for discussion related to the California energy situation.

Market Risk Sensitive Instruments

Quantitative and Qualitative Disclosures About Market Risk
----------------------------------------------------------

PPL actively manages the market risk inherent in its commodity, debt, foreign currency and equity positions as detailed in Note 11 to the Financial Statements. Nonetheless, adverse changes in commodity prices, interest rates, foreign currency exchange rates and equity prices may result in losses in earnings, cash flows and/or fair values. The forward-looking information presented below provides only estimates of what may occur in the future, assuming certain adverse market conditions, due to reliance on model assumptions. As a result, actual future results may differ materially from those presented. These disclosures are not precise indicators of expected future losses, but only indicators of reasonably possible losses.

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

As of March 31, 2001, PPL estimated that a 10% adverse movement in market prices across all geographic areas and time periods could have decreased the value of its non-hedge portfolio by approximately $2 million. For PPL's hedge portfolio, a 10% adverse movement in market prices across all geographic areas and time periods could have decreased the value of its hedge portfolio by approximately $295 million as of March 31, 2001. However, this would have been offset by an increase in the value of the underlying commodity, the electricity generated. In addition to commodity price risk, PPL's commodity positions are also subject to operational and event risks including, among others, increases in load demand and forced outages at power plants.

PPL's risk management program is designed to manage the risks associated with market fluctuations in the price of electricity, natural gas, oil and emission allowances. PPL's risk management policy and programs include risk identification and risk limits management, with measurement and controls for real-time monitoring. PPL has entered into fixed-price forward and option contracts that required physical delivery of the commodity, exchange-for-physical transactions and over-the-counter contracts (such as swap agreements where settlement is generally based on the difference between a fixed and index-based price for the underlying commodity). PPL expects the use of these contracts to be ongoing.

PPL enters into contracts to hedge the impact of market fluctuations on its energy-related assets, liabilities and other contractual arrangements. In addition, it executes these contracts to take advantage of market opportunities. PPL may at times create a net open position in its portfolio that could result in significant losses if prices do not move in the manner or direction anticipated.

Commodity Price Risk - PPL Electric
-----------------------------------

As part of the corporate realignment, PPL Electric and PPL EnergyPlus entered into a long-term power sales agreement under which PPL EnergyPlus will sell PPL Electric at a predetermined pricing arrangement, energy, capacity, and ancillary services to fulfill its PLR obligation through 2001. As a result, PPL Electric has shifted any electric price risk to PPL EnergyPlus for 2001.

In April 2001, PPL Electric announced its intent to lock in commitments for its energy supply from 2002 through the end of 2009. PPL Electric expects to have contracts in place by June 2001. See Note 13 to the Financial Statements for additional information.

Interest Rate Risk
------------------

PPL and its subsidiaries, including PPL Electric, have issued debt to finance their operations. PPL has also issued debt to provide funds for unregulated energy investments, which also increases interest rate risk. PPL manages interest rate risk by using financial derivative products to adjust the mix of fixed and floating-rate interest rates in its debt portfolios, adjusting the duration of its debt portfolios and locking in U.S. treasury rates (and interest rate spreads over treasuries) in anticipation of future financing, when appropriate. Risk limits are designed to balance risk exposure to volatility in interest expense and losses in the fair value of PPL's and PPL Electric's debt portfolio due to changes in the absolute level of interest rates.

At March 31, 2001, PPL's potential annual exposure to increased interest expense due to a 10% increase in interest rates was estimated at $7 million.

PPL is also exposed to changes in the fair value of its debt portfolio. At March 31, 2001, PPL estimated that its potential exposure to a change in the fair value of its debt portfolio through a 10% adverse movement in interest rates was $60 million.

PPL utilizes various risk management instruments to reduce its exposure to adverse interest rate movements for future anticipated financings. While PPL is exposed to changes in the fair value of these instruments, they are designed such that any economic loss in value should be offset by interest rate savings at the time the future anticipated financing is completed. At March 31, 2001, PPL estimated its potential exposure to a change in the fair value of these instruments, through a 10% adverse movement in interest rates was approximately $22 million.

See Notes 5 and 11 to the Financial Statements for a discussion of financial derivative instruments outstanding at March 31, 2001.

Foreign Currency Risk
---------------------

PPL Global has investments in international energy-related distribution facilities. PPL Global is exposed to foreign currency risk primarily through investments in affiliates in Latin America and Europe. In addition, PPL may make purchases of equipment in currencies other than U.S. dollars.

PPL has adopted a foreign currency risk management program designed to hedge foreign currency exposures including firm commitments, recognized assets or liabilities, and net investments. At March 31, 2001, PPL had a purchase obligation for equipment that is payable in Euros. In addition, PPL Global expects the payment of certain payables in British pounds sterling. Therefore, as of March 31, 2001 PPL had entered into forward contracts for the purchase of 51 million Euros and the sale of 78 million British pounds sterling. See Notes 5 and 11 to the Financial Statements for additional information.

Nuclear Decommissioning Fund - Securities Price Risk
----------------------------------------------------

PPL Susquehanna maintains trust funds, as required by the NRC, to fund certain costs of decommissioning the Susquehanna station. As of March 31, 2001, these funds were invested primarily in domestic equity securities and fixed-rate, fixed income securities and are reflected at fair value on PPL's Consolidated Balance Sheet. The mix of securities is designed to provide returns to be used to fund Susquehanna's decommissioning and to compensate for inflationary increases in decommissioning costs. However, the equity securities included in the trusts are exposed to price fluctuation in equity markets, and the values of fixed rate, fixed income securities are exposed to changes in interest rates. PPL Susquehanna actively monitors the investment performance and periodically reviews asset allocation in accordance with its nuclear decommissioning trust policy statement. A hypothetical 10% increase in interest rates and a 10% decrease in equity prices would have resulted in an estimated $18 million reduction in the fair value of the assets as of March 31, 2001.

PPL Electric's restructuring settlement agreement in 1998 provided for the collection of authorized nuclear decommissioning costs through the CTC. Additionally, PPL Electric was permitted to seek recovery from customers of up to 96% of any increases in these costs. Under the power purchase agreement between PPL Electric and PPL EnergyPlus, these recoveries would be passed on to PPL EnergyPlus. Similarly, these recoveries would be passed on to PPL Susquehanna under a power purchase agreement between PPL EnergyPlus and PPL Susquehanna. Therefore, PPL's securities price risk is expected to remain insignificant.

Acquisitions and Development

See Note 8 to the Financial Statements for information regarding acquisitions and development activities.

At March 31, 2001, PPL Global had investments in foreign facilities, including consolidated investments in Emel, EC, CEMAR and others. See Note 3 to the Financial Statements for information on PPL Global's unconsolidated investments accounted for under the equity method.

Additionally, in April 2001, PPL Global announced plans to develop a power plant near University Park in Chicago, Illinois at an expected cost of $305 million. The plant would be a 540-megawatt, simple-cycle, natural gas-fired electric generation facility and is expected to be in service by the summer of 2002. PPL Susquehanna also announced plans to increase the capacity of its Susquehanna nuclear plant by 100 megawatts with the installation of more efficient steam turbines on each of the two units. These improvements will be made in the spring of 2003 and 2004 and are expected to cost $120 million. Also, in April 2001, PPL Energy Services Northeast acquired two additional mechanical contracting and engineering firms - Elmsford Sheet Metal Works, Inc. and Westech International, Inc. The purchase prices for these companies, both based in New York State, were not significant.

Further, WPDL had previously announced an agreement with the Welsh firm Glas Cymru Cyfyngedig (Glas) for the disposition of Hyder's water business, Welsh Water. This agreement was made subject to the successful refinancing of Welsh Water. In May 2001, $2.7 billion of Welsh Water bonds were priced and spread across 12 tranches. It is expected that this debt will be assumed by Glas, completing the financial restructuring necessary to finalize the sale.

Development activities continue on the Griffith and Wallingford projects, located near Kingman, AZ and Wallingford, CT, respectively. These facilities are expected to be operational during the second and third quarters of 2001, and will add in excess of 500 megawatts of capacity.

Financing Activities

See Notes 7 and 13 to the Financial Statements for a discussion of financing activities.

Financing and Liquidity

Cash and cash equivalents decreased by $238 million more during the three months ended March 31, 2001, compared with the same period in 2000. The reasons for this change were:

 .    A $56 million increase in cash provided by operating activities, primarily due to an increase in operating income.

 .    A $190 million increase in cash used in investing activities, primarily due to greater investment in electric energy projects.

 .    A $104 million increase in cash used in financing activities, primarily due to lower issuances of debt.

Financial Indicators

Earnings for 2001 and 2000 were impacted by nonrecurring items. (See "Earnings" in PPL's Form 10-K for the year ended December 31, 2000 for additional information.) The following financial indicators reflect the elimination of these impacts from earnings, and provide an additional measure of the underlying earnings performance of PPL and its subsidiaries.

                                                     Twelve Months Ended
                                                          March 31,
                                                          ---------
                                                      2001   vs.   2000
                                                      ----         ----
Earnings per share, diluted,
   as adjusted................................      $  3.81      $  2.54
Return on average common equity...............        30.39%       20.32%
Times interest earned before income
   taxes......................................         3.41         3.05
Dividends declared per share..................      $  1.06      $ 1.015


Environmental Matters

See Note 9 to the Financial Statements for a discussion of environmental matters.

Increasing Competition

The electric utility industry has experienced, and will continue to experience, a significant increase in the level of competition in the energy supply market at both the state and federal level. Refer to PPL's Form 10-K for the year ended December 31, 2000 for a discussion of state and federal activities in this regard.

PPL EnergyPlus serves industrial and commercial customers in Pennsylvania, New Jersey, Delaware, Maine and Montana. PPL EnergyPlus is licensed to sell energy in Maryland and Massachusetts, and has filed an application for such a license in New York.


      Item 3. Quantitative and Qualitative Disclosures About Market Risk
      ------------------------------------------------------------------

Reference is made to "Quantitative and Qualitative Disclosures About Market Risk," in the Management's Discussion and Analysis of Financial Condition and Results of Operations.

              PPL ELECTRIC UTILITIES CORPORATION AND SUBSIDIARIES

PPL ELECTRIC UTILITIES CORPORATION AND SUBSIDIARIES
---------------------------------------------------
Part 1. FINANCIAL INFORMATION
-----------------------------
Item 1. Financial Statements
----------------------------

In the opinion of PPL Electric, the unaudited financial statements included herein reflect all adjustments necessary to present fairly the Consolidated Balance Sheet as of March 31, 2001 and December 31, 2000, and the Consolidated Statement of Income and Consolidated Statement of Cash Flows for the periods ended March 31, 2001 and 2000. All nonutility operating transactions are included in "Other Income" in PPL Electric's Consolidated Statement of Income. These financial statements have been impacted by the corporate realignment on July 1, 2000. See Note 6 to Financial Statements for additional information.

CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
(Millions of Dollars)

                                                                                                     Three Months
                                                                                                    Ended March 31,
                                                                                              ----------------------------
                                                                                                   2001             2000
                                                                                              -------------    -----------
Operating Revenues
      Retail electric.......................................................................   $     639        $      722
      Wholesale energy marketing and trading................................................          55               399
      Energy related businesses.............................................................           6                 6
                                                                                               ---------        ----------
      Total.................................................................................         700             1,127
                                                                                               ---------        ----------

Operating Expenses
      Operation
          Fuel..............................................................................                           112
          Energy purchases..................................................................         379               391
          Other.............................................................................          59               141
          Amortization of recoverable transition costs......................................          71                63
      Maintenance...........................................................................          13                42
      Depreciation..........................................................................          23                58
      Taxes, other than income..............................................................          28                46
      Energy related businesses.............................................................           6                 6
                                                                                               ---------        ----------
      Total.................................................................................         579               859
                                                                                               ---------        ----------

Operating Income ..........................................................................          121               268

Other Income - Net.........................................................................            4                11
                                                                                               ---------        ----------

Income Before Interest and Income Taxes....................................................          125               279

Interest Expense...........................................................................           62                61
                                                                                               ---------        ----------

Income Before Income Taxes.................................................................           63               218

Income Taxes...............................................................................           23                81
                                                                                               ---------        ----------

Net Income Before Dividends on Preferred Stock.............................................           40               137

Dividends on Preferred Stock...............................................................            6                 6
                                                                                               ---------        ----------

Earnings Available to PPL Corporation......................................................    $      34        $      131
                                                                                               =========        ==========


The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

                                                                                                      Three Months
                                                                                                     Ended March 31,
                                                                                              ---------------------------
                                                                                                   2001            2000
                                                                                              -------------   -----------
Net Cash Provided by Operating Activities...................................................   $      36        $     106

Cash Flows From Investing Activities
    Expenditures for property, plant and equipment..........................................         (26)             (77)
    Sale of nuclear fuel to trust...........................................................                           27
    Loan to parent and affiliates...........................................................         (80)              13
    Other investing activities - net........................................................         (10)               2
                                                                                               ---------        ---------
        Net cash used in investing activities...............................................        (116)             (35)
                                                                                               ---------        ---------

Cash Flows From Financing Activities
    Retirement of long-term debt............................................................         (65)             (61)
    Deposit of funds for the retirement of long-term debt...................................          (5)             (28)
    Termination of nuclear fuel lease.......................................................                         (154)
    Payments on capital lease obligation....................................................                          (11)
    Payment of common and preferred dividends...............................................         (22)             (44)
    Net increase (decrease) in short-term debt..............................................          (4)             212
                                                                                               ---------        ---------
        Net cash used in financing activities...............................................         (96)             (86)
                                                                                               ---------        ---------


Net Decrease in Cash and Cash Equivalents...................................................        (176)             (15)
Cash and Cash Equivalents at Beginning of Period...........................................          267               52
                                                                                               ---------        ---------
Cash and Cash Equivalents at End of Period.................................................    $      91        $      37
                                                                                               =========        =========

Supplemental Disclosures of Cash Flow Information
    Cash paid (received) during the period for:
        Interest (net of amount capitalized)................................................   $      54        $      56
        Income taxes........................................................................   $       2        $      (3)


The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEET
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

                                                                                                     March 31,      December 31,
                                                                                                       2001            2000
                                                                                                   ------------    -------------
Assets

Current Assets
    Cash and cash equivalents............................................................           $     91        $     267
    Accounts receivable (less reserve:  2001, $17; 2000, $16)............................                221              173
    Notes receivable from parent and its affiliates......................................                150               70
    Income tax receivable................................................................                 36               51
    Unbilled revenues....................................................................                104              137
    Fuel, materials and supplies - at average cost.......................................                 31               30
    Prepayments..........................................................................                 62                4
    Deferred income taxes................................................................                 37               35
    Other................................................................................                 12                9
                                                                                                   ----------      -----------
                                                                                                         744              776
                                                                                                   ----------      -----------


Investments..............................................................................                 28               18
                                                                                                   ----------      -----------
Property, Plant and Equipment - net
    Electric utility plant in service
       Transmission and distribution.....................................................              2,190            2,183
       General...........................................................................                180              180
                                                                                                   ----------      -----------
                                                                                                       2,370            2,363
    Construction work in progress........................................................                 32               33
                                                                                                   ----------      -----------
       Electric utility plant............................................................              2,402            2,396
    Other property.......................................................................                  5                5
                                                                                                   ----------      -----------
                                                                                                       2,407            2,401
                                                                                                   ----------      -----------
Regulatory and Other Noncurrent Assets
    Recoverable transition costs.........................................................              2,354            2,425
    Other................................................................................                306              304
                                                                                                   ----------      -----------
                                                                                                       2,660            2,729
                                                                                                   ----------      -----------

                                                                                                    $  5,839        $   5,924
                                                                                                   ==========      ===========

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEET
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

                                                                                             March 31,      December 31,
                                                                                               2001             2000
                                                                                          -------------     ------------
Liabilities and Equity

Current Liabilities
    Short-term debt..................................................................         $      55        $      59
    Long-term debt...................................................................               448              240
    Accounts payable.................................................................                40               62
    Accounts payable to parent and its affiliates....................................               116              108
    Taxes............................................................................                59               51
    Interest.........................................................................                19               20
    Dividends........................................................................                14               23
    Other............................................................................                38               62
                                                                                            -----------      -----------
                                                                                                    789              625
                                                                                            -----------      -----------

Long-term debt.......................................................................             2,613            2,886
                                                                                            -----------      -----------

Deferred Credits and Other Noncurrent Liabilities
    Deferred income taxes and investment tax credits.................................               737              724
    Other............................................................................               166              182
                                                                                            -----------      -----------
                                                                                                    903              906
                                                                                            -----------      -----------

Commitments and Contingent Liabilities...............................................
                                                                                            -----------      -----------

Company-obligated mandatorily redeemable preferred securities of
    subsidiary trust holding solely company debentures...............................               250              250
                                                                                            -----------      -----------

Preferred stock
    With sinking fund requirements...................................................                47               47
    Without sinking fund requirements................................................                50               50
                                                                                            -----------      -----------
                                                                                                     97               97
                                                                                            -----------      -----------
Shareowner's Common Equity
    Common stock.....................................................................             1,476            1,476
    Additional paid-in capital.......................................................                55               55
    Treasury stock...................................................................              (632)            (632)
    Earnings reinvested..............................................................               304              277
    Accumulated other comprehensive income...........................................
    Capital stock expense and other..................................................               (16)             (16)
                                                                                            -----------      -----------
                                                                                                  1,187            1,160
                                                                                            -----------      -----------

                                                                                              $   5,839        $   5,924
                                                                                            ===========      ===========

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF SHAREOWNER'S COMMON EQUITY AND OTHER
COMPREHENSIVE INCOME
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

                                                                                          For the Three Months Ended
                                                                                                   March 31,
                                                                                         ----------------------------
                                                                                             2001             2000
                                                                                         -----------     ------------
Common stock at beginning of period.............................................          $   1,476        $   1,476
                                                                                        -----------     ------------
Common stock at end of period...................................................              1,476            1,476
                                                                                        -----------     ------------

Additional paid-in capital at beginning of period ..............................                 55               55
                                                                                        -----------     ------------
Additional paid-in capital at end of period.....................................                 55               55
                                                                                        -----------     ------------

Treasury stock at beginning of period...........................................               (632)            (632)
                                                                                        -----------     ------------
Treasury stock at end of period.................................................               (632)            (632)
                                                                                        -----------     ------------

Earnings reinvested at beginning of period......................................                277              419
     Net income (b).............................................................                 34              131
     Cash dividends declared on common stock....................................                 (7)             (38)
                                                                                        -----------     ------------
Earnings reinvested at end of period............................................                304              512
                                                                                        -----------     ------------

Accumulated other comprehensive income at beginning of period...................                                  (6)
                                                                                        -----------     ------------
Accumulated other comprehensive income at end of period.........................                                  (6)
                                                                                        -----------     ------------

Capital stock expense and other at beginning of period..........................                (16)             (16)
                                                                                        -----------     ------------
Capital stock expense and other at end of period................................                (16)             (16)
                                                                                        -----------     ------------

Total Shareowner's Common Equity................................................          $   1,187        $   1,389
                                                                                        ===========     ============

Common stock shares at beginning of period (a)..................................            102,230          102,230
                                                                                        -----------     ------------
Common stock shares at end of period............................................            102,230          102,230
                                                                                        ===========     ============

(a)  In thousands.  No par value.  170 million shares authorized.
     All common shares of PPL Electric stock are owned by PPL.
(b)  Statement of Comprehensive Income:
     Net income.................................................................          $      34        $     131
     Other comprehensive income.................................................
                                                                                        -----------     ------------
     Comprehensive Income.......................................................          $      34        $     131
                                                                                        ===========     ============

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements

                      PPL ELECTRIC UTILITIES CORPORATION

                  Notes to Consolidated Financial Statements
                  ------------------------------------------


Terms and abbreviations appearing in Notes to Consolidated Financial Statements are explained in the glossary.

1.   Interim Financial Statements

Certain information in footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S., has been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the SEC. These financial statements should be read in conjunction with the financial statements and notes included in PPL Electric's Annual Report to the SEC on Form 10-K for the year ended December 31, 2000.

Certain amounts in the March 31, 2000 and December 31, 2000 financial statements have been reclassified to conform to the presentation in the March 31, 2001 financial statements.

2.   Credit Arrangements and Financing Activities

PPL Electric issues commercial paper and borrows from banks to provide short-term funds for general corporate purposes. Bank borrowings generally bear interest at rates negotiated at the time of the borrowing. At March 31, 2001, PPL Electric had $50 million of commercial paper outstanding at an interest rate of 6.22%.

In order to enhance liquidity, and as a credit back-stop to the commercial paper programs, PPL Electric, PPL Capital Funding and PPL (as guarantor for PPL Capital Funding) share a 364-day $750 million credit facility and a five-year $300 million credit facility, each with a group of banks. At March 31, 2001, no borrowings were outstanding under either facility.

In March 2001, PPL Electric deposited with its Mortgage Trustee $5.2 million for the purpose of retiring on July 1, 2001, all of its outstanding First Mortgage Bonds, 9-3/8% Series due 2021, at par value through the maintenance and replacement fund provisions of its Mortgage.

During the first quarter of 2001, PPL Transition Bond Company made principal payments on bonds totaling $65 million.

In March 2001, PPL Electric made a payment of $9.6 million to buy back an option related to its 6 1/8% Reset Put Securities due 2006. The option would have permitted a third party to re-market these securities at higher interest rates in May 2001. PPL Electric recorded this charge, net of the $1.8 million balance remaining on the third party option. The net charge of $7.8 million is included in "Interest Expense" on the Consolidated Statement of Income for the three months ended March 31, 2001. PPL Electric retired the $200 million, 6-1/8% Reset Put Securities in May 2001.

3.   Commitments and Contingent Liabilities

Environmental Matters

Superfund and Other Remediation
-------------------------------

In 1995, PPL Electric entered into a consent order with the DEP to address a number of sites where PPL Electric may be liable for remediation. This may include potential PCB contamination at certain PPL Electric substations and pole sites, potential contamination at a number of coal gas manufacturing facilities formerly owned and operated by PPL Electric, and oil or other contamination which may exist at some of PPL Electric's former generating facilities. As of March 31, 2001, work has been completed on approximately three-quarters of the sites included in the consent order.

At March 31, 2001, PPL Electric had accrued approximately $5 million, representing the amount it estimates it will have to spend for site remediation, including those sites covered by its consent order mentioned above.

Guarantees of Affiliated Companies

At March 31, 2001, PPL Electric provided a guarantee in the amount of $12 million in support of Safe Harbor Water Power Corporation, in which PPL Holtwood has an ownership interest.

4.   Related Party Transactions

As part of the corporate realignment, PPL Electric entered into power sales agreements with PPL EnergyPlus for the purchase of electricity to meet its obligations as a PLR for customers who have not selected an alternative supplier under the Customer Choice Act. Under the terms of these agreements, this electricity is purchased by PPL Electric at the applicable shopping credits authorized by the PUC, plus nuclear decommissioning costs, less state taxes. These purchases totaled $328 million for the three months ended March 31, 2001, and are included in "Energy purchases" on the Consolidated Statement of Income.

Also as part of the corporate realignment, PPL Electric executed a reciprocal contract with PPL EnergyPlus to sell electricity purchased under contracts with NUGs. PPL Electric purchases electricity from the NUGs at contractual rates, and then sells the electricity at the same price to PPL EnergyPlus. These revenues totaled $45 million for the three months ended March 31, 2001, and are included in Operating Revenues as "Wholesale energy marketing and trading" on the Consolidated Statement of Income.

Lastly, corporate functions such as financial, legal, human resources and information services were transferred to PPL Services in the corporate realignment. PPL Services bills the respective PPL subsidiaries for the cost of such services when they can be specifically identified. The cost of these services that are not directly charged to PPL subsidiaries are allocated to certain of the subsidiaries based on the relative capital invested by PPL in these subsidiaries. During the three months ended March 31, 2001, PPL Services charged PPL Electric approximately $17 million for direct expenses, and allocated PPL Electric approximately $5 million of overhead costs.

5.   Adoption of SFAS 133

PPL Electric adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", on January 1, 2001. SFAS 133 requires that every derivative instrument be recorded on the balance sheet as an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133 requires that as of the date of adoption, the difference between the fair market value of derivative instruments recorded on the balance sheet and the previous carrying amount of those derivatives be reported in net income or other comprehensive income, as appropriate. At March 31, 2001 and December 31, 2000 PPL Electric had no derivative instruments.

6.   Corporate Realignment

On July 1, 2000, PPL and PPL Electric completed a corporate realignment in order to effectively separate PPL Electric's regulated transmission and distribution businesses from its recently deregulated generation businesses and to better position the companies and their affiliates in the new competitive marketplace. The realignment included PPL Electric's transfer of certain generation and related assets, along with the associated liabilities, to PPL Energy Funding, a wholly-owned subsidiary. PPL Electric then distributed its investment in PPL Energy Funding to PPL. The net book value of this transfer, recorded effective July 1, 2000, was $271 million.

As a result of the corporate realignment, PPL Electric's principal businesses are the transmission and distribution of electricity to serve retail customers in its franchised territory in eastern and central Pennsylvania, and the supply of electricity to retail customers in that territory as a PLR. Other subsidiaries of PPL and PPL Electric are generally aligned in the new corporate structure according to their principal business functions.

The corporate realignment followed receipt of various regulatory approvals, including approvals from the PUC, the FERC, the NRC and the IRS.

7.   Subsequent Events

In April 2001, PPL announced a plan to confirm the structural separation of PPL Electric from PPL and PPL's other affiliated companies, in a transaction that leverages the electric transmission and distribution business of PPL Electric. Upon completion of the transaction, PPL will effectively double the amount of generating capacity it has to sell in wholesale electricity markets while allowing PPL to retain valuable advantages related to operating both energy supply and energy delivery businesses.

The transaction will be effected through a series of steps including:

     . confirming the structural separation of PPL Electric from PPL and PPL's other affiliated companies;

     . an increase in the leverage of PPL Electric through the issuance of approximately $900 million senior secured bonds without any material impact on PPL Electric's investment-grade credit rating; and

     . the solicitation by PPL Electric, in early June 2001, of bids to contract with energy suppliers to meet all of the electricity needs associated with its obligation to serve customers under capped rates from 2002 through the end of 2009.

PPL Electric currently has a full requirements supply agreement with PPL EnergyPlus that expires at the end of 2001. Under the Pennsylvania Customer Choice Act, PPL Electric is required, through 2009, to provide electricity at pre-set prices to its delivery customers who do not select an alternate supplier. As part of the transaction, PPL Electric will solicit bids to contract with energy suppliers to meet its obligation to deliver energy to its customers. PPL EnergyPlus intends to be one of the parties to bid on the supply contract at market-competitive prices. To the extent that PPL EnergyPlus is a successful bidder, it will have an eight-year contract to sell a portion of its available energy at market competitive wholesale prices. To the extent that PPL EnergyPlus is not a successful bidder, it will have additional energy that can be sold in the wholesale market at market rates.

Several aspects of the transaction must be reviewed and approved by the PUC. These approvals are expected in the third quarter of 2001.

                      PPL ELECTRIC UTILITIES CORPORATION

   Item 2. Management's Discussion and Analysis of Financial Condition and
   ------------------------------------------------------------------------
                             Results of Operations
                             ---------------------

This discussion should be read in conjunction with the section entitled "Review of the Financial Condition and Results of Operations" in PPL Electric's Annual Report to the SEC on Form 10-K for the year ended December 31, 2000. Terms and abbreviations appearing in Management's Discussion and Analysis of Financial Condition and Results of Operations are explained in the glossary.

                             Results of Operations
                             ---------------------

The following discussion explains significant changes in principal items on the Consolidated Statement of Income comparing the three months ended March 31, 2001, to the comparable period in 2000. Certain items on the Consolidated Statement of Income have been impacted by the corporate realignment undertaken by PPL and PPL Electric effective July 1, 2000. See Note 6 to the Financial Statements for information regarding the corporate realignment.

The Consolidated Statement of Income of PPL Electric for the first three months of 2001 includes the results of its remaining activities (the transmission and distribution of electricity in its service territory and the supply of electricity as a PLR in this territory under Pennsylvania's Customer Choice
Act). The results for the first three months of 2000 also include PPL Electric's former electric generation and unregulated wholesale and retail marketing functions. When discussing the results of operations for 2001 compared with 2000, the estimated results of operations of the electric generation and unregulated marketing assets during the first three months of 2000 are eliminated for purposes of comparability.

Earnings

PPL Electric's earnings available to PPL were $34 million for the three months ended March 31, 2001, compared with $131 million during the same period in 2000. After eliminating the estimated results of assets transferred in the corporate realignment from the results of the first quarter of 2000, earnings decreased by $7 million. The reduction in earnings was primarily due to a tax adjustment which benefited earnings in 2000, the buyout of a call option to re-market certain first mortgage bonds, and lower interest income.

Operating Revenues

Retail Electric
---------------

The increase (decrease) in revenues from retail electric operations was attributable to the following (millions of dollars):

                                         Three Months Ended
                                 March 31, 2001 vs. March 31, 2000
                                 ---------------------------------
PPL Electric
    Electric delivery.....................    $    2
    PLR electric generation supply........        49
PPL EnergyPlus
    Electric generation supply............      (134)
                                             -------
                                              $  (83)
                                             =======

Operating revenues from retail electric operations decreased by $83 million during the three months ended March 31, 2001, when compared with the same period in 2000. After eliminating the revenues of assets transferred in the corporate realignment from the results for the first quarter of 2000, retail electric revenues increased by $51 million. This was primarily due to higher PPL Electric revenues as a PLR supplier, attributable to a 26% increase in sales volumes.

Wholesale Energy Marketing and Trading
--------------------------------------

The increase (decrease) in revenues from wholesale energy marketing and trading activities was attributable to the following (millions of dollars):

                                       Three Months Ended
                                March 31, 2001 vs. March 31, 2000
                                ---------------------------------

PPL Electric
    Bilateral Sales.......................   $(248)
    PJM...................................     (22)
    Cost based contracts..................     (34)
    Gas and oil sales.....................     (85)
    NUG purchases sold to affiliate.......      45
                                             -----
                                             $(344)
                                             =====

Wholesale energy marketing and trading revenues decreased by $344 million during the three months ended March 31, 2001, when compared with the same period in 2000. After eliminating the revenues of assets transferred in the corporate realignment from the results for the first quarter of 2000, wholesale revenues increased by $1 million during the first quarter of 2001. The remaining wholesale revenues consist of sales to municipalities and the sale of power (purchased from NUGs) to PPL EnergyPlus.

Fuel

Effective with the July 1, 2000 corporate realignment, the generation of electricity was assumed by PPL Generation.

Energy Purchases

Energy purchases decreased by $12 million for the three months ended March 31, 2001, compared with the same period in 2000. After eliminating the expenses of assets transferred in the corporate realignment from the results for the first quarter of 2000, energy purchases increased by $58 million during the first quarter of 2001. This represents the estimated increase in PPL Electric's purchases to support its higher PLR load in the first quarter of 2001 compared with the first quarter of 2000.

Other Operation Expenses

Other operation expenses decreased by $82 million during the three months ended March 31, 2001, when compared with the same period in 2000. After eliminating the expenses of assets transferred in the corporate realignment from the results for the first quarter of 2000, other operation expenses decreased by $1 million. This decrease was primarily due to higher pension income in the first quarter of 2001, as compared to the same period in 2000.

Amortization of Recoverable Transition Costs

Amortization of recoverable transition costs increased by $8 million during the three months ended March 31, 2001, when compared with the same period in 2000. This increase was primarily due to higher CTC rates in 2001.

Maintenance Expenses

Maintenance expenses decreased by $29 million during the three months ended March 31, 2001, when compared with the same period in 2000. After eliminating the expenses of assets transferred in the corporate realignment from the results for the first quarter of 2000, maintenance expenses decreased by $2 million.

Depreciation

Depreciation decreased by $35 million for the three months ended March 31, 2001, when compared with the same period in 2000. After eliminating the expenses of assets transferred in the corporate realignment from the results for the first quarter of 2000, depreciation decreased by $1 million between these periods. This decrease reflects a change in life characteristics for transmission and distribution property.

Taxes, Other Than Income

Taxes other than income decreased by $18 million during the three months ended March 31, 2001, when compared with the same period in 2000. However, after eliminating the taxes associated with assets transferred in the corporate realignment from the results from the first quarter of 2000, taxes other than income were approximately the same in both periods.

Other Income and (Deductions)

Other income and deductions decreased by $7 million during the three months ended March 31, 2001, when compared with the same period in 2000. After eliminating the income and deductions of assets transferred in the corporate realignment from the results of the first quarter of 2000, other income decreased by $3 million during the first quarter of 2001. This decrease was due to a reduction in interest income from affiliated companies.

Financing Costs

Interest expense increased by $1 million during the three months ended March 31, 2001, when compared with the same period in 2000. After adjusting for the interest expense associated with assets transferred in the corporate realignment from the results for the first quarter of 2000, interest expense decreased by $4 million. This was the net effect of a charge to buy back a call option to re-market the 6-1/8% reset put securities (as described in Note 2 to the Financial Statements), offset by lower interest expense due to retirements of first mortgage bonds and transition bonds, and lower commercial paper balances.

Income Taxes

Income tax expense decreased by $58 million for the three months ended March 31, 2001, when compared to the same period in 2000. After eliminating the estimated income associated with assets transferred in the corporate realignment from the results for the first quarter of 2000, income taxes decreased by $2 million between the periods. This was in part due to an income tax adjustment that reduced expense in the first quarter of 2000.

                              Financial Condition
                              -------------------

Energy Marketing and Trading Activities

In connection with the corporate realignment, effective July 1, 2000, PPL Electric's unregulated energy marketing and trading activities were transferred to PPL EnergyPlus.

Market Risk Sensitive Instruments

Commodity Price Risk - PPL Electric
-----------------------------------

As part of the corporate realignment, PPL Electric and PPL EnergyPlus entered into a long-term power sales agreement under which PPL EnergyPlus will sell PPL Electric (at a predetermined pricing arrangement) energy, capacity, and ancillary services to fulfill its PLR obligation through 2001. As a result, PPL Electric has shifted any electric price risk to PPL EnergyPlus for 2001.

In April 2001, PPL Electric announced its intent to lock in commitments for its energy supply from 2002 through the end of 2009. PPL Electric expects to have contracts in place by June 2001. See Note 7 to the Financial Statements for additional information.

Interest Rate Risk
------------------

PPL Electric has issued debt to finance its operations, which increases interest rate risk. At March 31, 2001, PPL Electric's potential annual exposure to increased interest expense due to a 10% increase in interest rates was approximately $1 million.

PPL Electric is also exposed to changes in the fair value of its debt portfolio. At March 31, 2001, PPL Electric estimated that its potential exposure to a change in the fair value of its debt portfolio, through a 10% adverse movement in interest rates, was approximately $23 million.

Market events that are inconsistent with historical trends could cause actual results to differ from estimated levels.

Financing Activities

See Notes 2 and 7 to the Financial Statements for a discussion of financing activities.

Financing and Liquidity

Cash and cash equivalents decreased by $161 million more during the three months ended March 31, 2001, compared with the same period in 2000. The reasons for this change were:

 .    A $70 million decrease in cash provided by operating activities, primarily due to the operating income of assets transferred in corporate realignment.

 .    An $81 million increase in cash used in investing activities, primarily due to an increase in loans to affiliated companies. This was partially offset by lower property, plant and equipment expenditures in 2001, due to the transfer of generation assets as part of the corporate realignment.

 .    A $10 million increase in cash used in financing activities.

Financial Indicators

Earnings for the twelve months ended March 31, 2001 and 2000 were impacted by nonrecurring items and restructuring impacts. See "Earnings" in PPL Electric's Form 10-K for the year ended December 31, 2000 for additional information. The following financial indicators for PPL Electric reflect the elimination of these impacts from earnings, and provide an additional measure of the underlying earnings performance of PPL Electric and its subsidiaries. For purposes of comparability with 2001, the results of assets transferred in the corporate realignment were also eliminated for the twelve months ended March 31, 2000.

                                         12 Months Ended
                                             March 31,
                                    --------------------------
                                            Adjusted
                                               for
                                            Realignment
                                    2001      2000      2000
                                    ----      ----      ----
 Earnings available to PPL
    (adjusted, in millions).......  $ 141    $ 135     $ 358
 Times interest earned before
    income taxes..................   2.06     2.11      3.53

Environmental Matters

See Note 3 to the Financial Statements for a discussion of environmental matters.

Increasing Competition

The electric utility industry has experienced, and will continue to experience, a significant increase in the level of competition in the energy supply market at both the state and federal level. PPL Electric's PLR supply business will be affected by customers who select alternate suppliers. Refer to PPL Electric's Form 10-K for the year ended December 31, 2000 for a discussion of state and federal activities in this regard.

      Item 3. Quantitative and Qualitative Disclosures About Market Risk
      ------------------------------------------------------------------

Reference is made to "Quantitative and Qualitative Disclosures About Market Risk," in the Management's Discussion and Analysis of Financial Condition and Results of Operations.

                      (THIS PAGE LEFT BLANK INTENTIONALLY.)



                       PPL MONTANA, LLC AND SUBSIDIARIES

PPL MONTANA, LLC AND SUBSIDIARIES
---------------------------------
Part 1. FINANCIAL INFORMATION
-----------------------------
Item 1. Financial Statements
----------------------------

In the opinion of PPL Montana, LLC, the unaudited financial statements included herein reflect all adjustments necessary to present fairly the Consolidated Balance Sheet as of March 31, 2001 and December 31, 2000, and the Consolidated Statement of Income, Consolidated Statement of Member's Equity and Other Comprehensive Income and Consolidated Statement of Cash Flows for the periods ended March 31, 2001 and 2000.

CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
(Millions of Dollars)

                                                                                                  Three Months
                                                                                                 Ended March 31,
                                                                                         -----------------------------
                                                                                              2001           2000
                                                                                         -------------  --------------
Operating Revenues
      Wholesale energy marketing and trading.....................................           $   182         $    61
      Other revenues.............................................................                 1               1
                                                                                         -------------  --------------
      Total......................................................................               183              62
                                                                                         -------------  --------------
Operating Expenses
      Operation
          Fuel...................................................................                 9               9
          Energy purchases for wholesale.........................................                17               7
          Other operations and maintenance.......................................                20              12
          Transmission...........................................................                 3               4
      Depreciation...............................................................                 3               4
      Taxes, other than income...................................................                 3               4
                                                                                         -------------  --------------
      Total......................................................................                55              40
                                                                                         -------------  --------------

Operating Income ................................................................               128              22
                                                                                         -------------  --------------

Other Income and (Deductions) - Net..............................................                 1

Interest Expense.................................................................                 2               9
                                                                                         -------------  --------------

Income Before Income Taxes.......................................................               127              13
                                                                                         -------------  --------------

Income Taxes.....................................................................                50               5
                                                                                         -------------  --------------

Net Income.......................................................................           $    77         $     8
                                                                                         =============  ==============

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
PPL Montana, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

                                                                                                              Three Months
                                                                                                             Ended March 31,
                                                                                                   ------------------------------
                                                                                                        2001            2000
                                                                                                   -------------   --------------
Net Cash Provided by Operating Activities...................................................           $  117           $    8

Cash Flows From Investing Activities
    Expenditures for property, plant and equipment..........................................               (7)              (4)
                                                                                                   -------------   --------------
        Net cash used in investing activities...............................................               (7)              (4)
                                                                                                   -------------   --------------

Cash Flows From Financing Activities
    Borrowings on revolving line of credit..................................................                                 5
    Repayments on revolving line of credit..................................................                                (5)
    Distribution to member..................................................................             (100)
                                                                                                   -------------   --------------
        Net cash used in financing activities...............................................             (100)
                                                                                                   -------------   --------------

Net Increase in Cash and Cash Equivalents..................................................                10                4
Cash and Cash Equivalents at Beginning of Period...........................................                79                3
                                                                                                   -------------   --------------
Cash and Cash Equivalents at End of Period.................................................            $   89           $    7
                                                                                                   =============   ==============

Supplemental Disclosures of Cash Flow Information
    Cash paid (received) during the period for:
        Interest (net of amount capitalized)................................................           $    0           $    5
        Income taxes........................................................................           $   27           $   (3)

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEET
PPL Montana, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)


                                                                                  March 31,      December 31,
                                                                                    2001            2000
                                                                                -----------     -------------
Assets

Current Assets
    Cash and cash equivalents...............................................    $       89       $       79
    Accounts receivable (less reserve:   2001, $18; 2000, $18)..............            56               87
    Joint owner accounts receivable.........................................             4                7
    Due from affiliates.....................................................            13
    Fuel, material and supplies - at average cost...........................             5                5
    Prepayments and other...................................................             6                5
    Deferred income taxes...................................................           139               20
                                                                                ----------       ----------
                                                                                       312              203
                                                                                ----------       ----------

Noncurrent Assets
    Property, Plant and Equipment - net....................................            433              428
    Deferred income taxes..................................................             27               31
    Other..................................................................             40               34
                                                                                ----------       ----------
                                                                                       500              493
                                                                                ----------       ----------
                                                                                $      812       $      696
                                                                                ==========       ==========


      The accompanying Notes to Consolidated Financial Statements are an
                  integral part of the financial statements.

CONSOLIDATED BALANCE SHEET
PPL Montana, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

                                                                                March 31,      December 31,
                                                                                   2001            2000
                                                                                ---------      ------------

Liabilities and Equity

Current Liabilities
    Accounts payable.......................................................    $       46      $        50
    Due to affiliates......................................................                             18
    Due to member..........................................................            85               38
    Accrued expenses.......................................................            15               17
    Unrealized derivative losses...........................................           301
    Wholesale energy commitments...........................................            23               23
                                                                               ----------      -----------
                                                                                      470              146
                                                                               ----------      -----------

Noncurrent Liabilities
    Employee benefit obligations...........................................             9                8
    Wholesale energy commitments...........................................            69               75
    Other..................................................................            16               14
                                                                               ----------      -----------
                                                                                      564              243
                                                                               ----------      -----------

Commitments and Contingent Liabilities.....................................
                                                                               ----------      -----------

Member's Equity............................................................           430              453
Accumulated Other Comprehensive Income.....................................          (182)
                                                                               ----------      -----------
                                                                                      248              453
                                                                               ----------      -----------
                                                                               $      812      $       696
                                                                               ==========      ===========

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF MEMBER'S EQUITY AND OTHER
COMPREHENSIVE INCOME
PPL Montana, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

                                                                                                  For the Three Months Ended
                                                                                                           March 31,
                                                                                                 ----------------------------
                                                                                                     2001            2000
                                                                                                 -------------   ------------

Member's equity at beginning of period........................................................   $      453      $       417
     Net income...............................................................................           77                8
     Distribution to member...................................................................         (100)
                                                                                                 ----------      -----------
Member's equity at end of period..............................................................          430              425
                                                                                                 ----------      -----------

Accumulated other comprehensive income at beginning of period.................................
     Unrealized (loss) on qualifying derivatives (a)..........................................         (182)
                                                                                                 ----------      -----------
Accumulated other comprehensive income at end of period.......................................         (182)
                                                                                                 ----------      -----------


Total Member's Equity and Accumulated Other Comprehensive Income..............................   $      248      $       425
                                                                                                 ==========      ===========

(a) Statement of Comprehensive Income:
     Net income...............................................................................   $       77      $         8
     Other comprehensive income, net of tax:
         Unrealized (loss) on qualifying derivatives, net of tax (benefit) of $(119)..........         (182)
                                                                                                 ----------      -----------
     Total other comprehensive income (loss)..................................................         (182)
                                                                                                 ----------      -----------
     Comprehensive income (loss)..............................................................   $     (105)     $         8
                                                                                                 ==========      ===========

 The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements

                       PPL MONTANA, LLC AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements
                  ------------------------------------------

Terms and abbreviations appearing in Notes to Consolidated Financial Statements are explained in the glossary.

1.  Interim Financial Statements

Certain information in footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S., has been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the SEC. These financial statements should be read in conjunction with the financial statements and notes included in PPL Montana's Form S-4 Registration Statement filed with the SEC on March 2, 2001 for the year ended December 31, 2000.

Certain amounts in the December 31, 2000 financial statements have been reclassified to conform to the presentation in the March 31, 2001 financial statements.

2.  Credit Arrangements and Financing Activities

PPL Montana has a $100 million Tranche B Revolver which matures in November 2002. The maturity date may be extended with the consent of the lenders. Tranche B Revolver provides that up to $75 million of the commitment may be used to issue letters of credit. At March 31, 2001, there were no amounts outstanding under Tranche B Revolver and $63.8 million of letters of credit were issued.

Subsequent to the end of the first quarter, PPL Montana entered into a new credit facility to allow for incremental letter of credit capacity of $150 million. PPL Montana then issued $145 million of letters of credit under this new facility to replace the outstanding letters of credit issued on its behalf by PPL Capital Funding.

PPL has guaranteed certain obligations of PPL Montana for up to $186.2 million under power purchase and sales agreements at March 31, 2001.

3.  Commitments and Contingent Liabilities

Wholesale Energy Commitments

As part of the purchase of generation assets from Montana Power, PPL Montana agreed to supply electricity under two wholesale transition service agreements. In addition, PPL Montana assumed a power purchase agreement and a power sales agreement. In accordance with purchase accounting guidelines, PPL Montana recorded a liability of $118 million as an estimate of the fair value of the contracts at the acquisition date. The supply and purchase contracts are prospectively amortized over the contract terms as adjustments to "Wholesale energy marketing and trading" revenues and "Energy purchases for wholesale", on the Consolidated Statement of Income respectively. The unamortized balance at March 31, 2001 was $92 million.

Environmental Matters

Air
---

The Clean Air Act deals, in part, with acid rain, attainment of federal ambient ozone standards and toxic air emissions. PPL Montana is substantially compliant with the Clean Air Act.

The EPA has developed a revised ambient ozone standard and a new standard for ambient fine particulates. These standards were challenged and remanded to the EPA by the D.C. Circuit Court of Appeals in 1999. The United States Supreme Court is reviewing the Circuit Court decision. The new particulates standard, if finalized, may require further reductions in SO2 emissions for PPL Montana.

Under the Clean Air Act, the EPA has been studying the health effects of hazardous air emissions from power plants and other sources, in order to determine what should be regulated, and has determined that mercury emissions must be regulated. In this regard, the EPA is expected to develop regulations by 2004.

In 1999, the EPA initiated enforcement actions against eight utilities, asserting that older, coal-fired power plants operated by those utilities have, over the years, been modified in ways that subject them to more stringent "New Source" requirements under the Clean Air Act. The EPA has since issued notices of violation and commenced enforcement activities against other utilities, and has threatened to continue expanding its enforcement actions. At this time, PPL is unable to predict whether such EPA enforcement actions will be brought with respect to any of its affiliates' plants. However, the EPA's regional offices that regulate PPL Montana's generation plants have indicated an intention to issue information requests to all utilities in its jurisdiction and have issued such a request to PPL Montana related to the J.E. Corette Steam Electric Station. PPL Montana has responded to the EPA's request for information. PPL Montana cannot predict what, if any, enforcement action the EPA might take. Compliance with any such EPA enforcement action could result in additional capital and operating expenses in amounts which are not now determinable, but which could be significant.

The EPA has put on hold its proposed revisions to its regulations that would have required power plants to meet "New Source" performance standards and/or undergo "New Source" review for many maintenance and repair activities that are currently exempt.

Water/Waste
-----------

Last year, the EPA significantly tightened the water quality standard for arsenic. However, the EPA has now withdrawn the standard in order to further study the matter. A tightened standard may require PPL Montana to further treat wastewater and/or take abatement action at several of its power plants, the cost of which is not now determinable, but which could be significant.

EPA's proposed requirements for new or modified water intake structures will affect where generating facilities are built, will establish intake design standards, and could lead to requirements for cooling towers at new power plants. These proposed regulations are expected to be finalized by November of 2001. In the worst case, the rule could require new or modified cooling towers at one or more PPL stations. Another new rule, expected to be finalized in 2003, will address existing structures. Each of these rules could impose significant costs on PPL Montana, which are not now determinable.

Remediation
-----------

Future cleanup or remediation work at sites currently under review, or at sites not currently identified, may result in material additional operating costs for PPL Montana that cannot be estimated at this time. PPL Montana has been indemnified by Montana Power for any preacquisition environmental liability. However, this indemnification is conditioned on certain circumstances that can result in PPL Montana and Montana Power sharing in certain costs within limits set forth in the Asset Purchase Agreement.

In October 1999, the Montana Supreme Court held in favor of several citizens' groups that the right to a clean and healthful environment is a fundamental right guaranteed by the Montana Constitution. The Court's ruling could result in significantly more stringent environmental laws and regulation as well as an increase in citizens' suits under Montana's environmental laws. The effect on PPL Montana of any such changes in laws or regulations or any such increase in citizen suits is not now determinable, but could be significant.

General
-------

Due to the environmental issues discussed above or other environmental matters, PPL Montana may be required to modify, replace or cease operating certain plants to comply with statutes, regulations and actions by regulatory bodies or courts. In this regard, PPL Montana also may incur capital expenditures, operating expenses and other costs in amounts which are not now determinable, but which could be significant.

4.  Sales to California Independent System Operator

PPL Montana has made approximately $18 million of sales to the California Independent System Operator ("Cal ISO"), for which PPL Montana has not yet been paid in full. Given the myriad of electricity supply problems presently faced by the California electric utilities and the Cal ISO, PPL Montana cannot predict when it will receive payment. As of March 31, 2001, PPL Montana has fully reserved for possible underrecoveries of payments for these sales.

Litigation arising out of the California electricity supply situation has been filed at the FERC and in California courts against sellers of energy to the Cal ISO. The plaintiffs and intervenors in these proceedings allege abuses of market power, manipulation of market prices, unfair trade practices and violations of state antitrust laws, among other things, and seek price caps on wholesale sales in California and other western power markets, refunds of excess profits allegedly earned on these sales, and other relief, including treble damages and attorney's fees.

Certain of PPL Montana's subsidiaries have intervened in the FERC proceedings in order to protect their interests, but have not been named as a defendant in any of the court actions. Attorneys general in several western states, including California, have begun investigations related to the electricity supply situation in California and other western states. PPL Montana cannot predict whether it will eventually be the target of any governmental investigation or named in these lawsuits or other lawsuits, the outcome of any such proceeding or whether the ultimate impact on PPL Montana of the electricity supply situation in California and other western states will be material.

5.  Pending Transactions

PPL Global, an indirect wholly-owned subsidiary of PPL and an affiliate, was party to separate Asset Purchase Agreements with Portland General Electric Company and Puget Sound Energy, Inc. to purchase their respective interests in the Colstrip Units and certain related transmission assets and rights. The interested parties mutually agreed to terminate these Asset Purchase Agreements.

The Montana Power Asset Purchase Agreement, previously assigned to PPL Montana by PPL Global, provided that if neither the Puget Sound Energy, Inc. or Portland General Electric Company acquisitions were consummated, PPL Montana would be required to purchase a portion of Montana Power's interest in the 500 kilovolt Colstrip Transmission System for $97 million, for which regulatory approval has been received. PPL Montana is currently in discussions with Montana Power to pursue alternatives to acquiring this entire interest in the Colstrip Transmission System as contemplated by the Asset Purchase Agreement. These discussions are ongoing; therefore, PPL Montana cannot predict whether it will buy all, or less than all of Montana Power's entire interest in the Colstrip Transmission System, or what the purchase price will be if a purchase occurs.

6.  Adoption of SFAS 133

PPL Montana adopted SFAS 133 "Accounting for Derivative Instruments and Hedging Activities", on January 1, 2001. SFAS 133 requires that derivative instruments be recorded on the balance sheet as an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133 requires that as of the date of initial adoption, the difference between the fair market value of derivative instruments recorded on the balance sheet and the previous carrying amount of those derivatives be reported in net income or other comprehensive income, as appropriate.

In accordance with the transition provisions of SFAS 133, PPL Montana had no recorded cumulative-effect adjustment in earnings to recognize the difference between the carrying values and fair values of derivatives not designated as hedging instruments as per SFAS 133.

PPL Montana did record a cumulative-effect adjustment charge of $156 million in accumulated other comprehensive income to recognize the difference between the carrying values and fair values of derivatives designated as cash flow hedging instruments as per SFAS 133. PPL Montana expects to reclassify $120 million into earnings from the transition adjustment that was recorded in other comprehensive income during the twelve months ended December 31, 2001.

Accounting for Derivatives and Hedging Activities

All derivatives are recognized on the balance sheet at their fair value. According to SFAS 133, fair value is defined as the amount at which an asset (liability) could be bought (incurred) or sold (settled) in a current transaction between willing parties, other than in a forced or liquidation sale. On the date the derivative contract is executed, PPL Montana designates the derivative as:

 .    A hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment ("fair value" hedge),

 .    A hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge),

 .    A foreign-currency fair-value or cash flow hedge ("foreign currency"
     hedge),

 .    A hedge of a net investment in a foreign operation, or

 .    A non-hedge derivative.

Changes in the fair value of a derivative that is highly effective as, and that is designated and qualifies as, a fair value hedge, along with the loss or gain on the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings. Changes in the fair value of a derivative that is highly effective as, and that is designated as and qualifies as, a cash flow hedge are recorded in other comprehensive income, until earnings are affected by the variability of cash flows being hedged. Changes in the fair value of derivatives that are designated as and qualifies as foreign currency hedges are recorded in either current period earnings or other comprehensive income, depending on whether the hedge transaction is a fair value hedge or a cash flow hedge. If however, a derivative is used as a hedge of a net investment in a foreign operation, its changes in fair value, to the extent effective as a hedge, are recorded in the cumulative translation adjustments account within equity. Changes in the fair value of derivatives that are not designated as hedging instruments are reported in current-period earnings.

PPL Montana formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair value, cash flow or foreign currency hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. PPL Montana formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge, or that it has ceased to be a highly effective hedge, PPL Montana discontinues hedge accounting prospectively.

PPL Montana discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item; the derivative expires or is sold, terminated or exercised; the derivative is de-designated as a hedge instrument because it is unlikely that a forecasted transaction will occur or management determines that designation of the derivative as a hedge instrument is no longer appropriate.

When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair value hedge, the derivative will continue to be carried on the balance sheet at its fair value, and the hedged asset or liability will no longer be adjusted for changes in its fair value. When hedge accounting is voluntarily discontinued so that the forecasted transaction can be re-hedged with a new hedging instrument, the derivative will continue to be carried on the balance sheet at its fair value, and gains and losses that were accumulated in other comprehensive income will be recognized immediately in earnings. In all other situations in which hedge accounting is discontinued, the derivative will be carried at its fair value on the balance sheet, with changes in its fair value recognized in current period earnings.

Derivative Instruments and Hedging Activities

PPL Montana's primary market risk exposures are associated with commodity prices. PPL Montana actively manages the market risk inherent in its commodity positions. The Board of Directors of PPL has adopted risk management policies to manage the risk exposures related to energy prices. This policy monitors and assists in controlling market risk and use of derivative instruments to manage some associated commodity activities. As of March 31, 2001 PPL Montana held derivative instruments designated as cash flow hedging instruments.

Market risk is the adverse effect on the value of a financial instrument that results from a change in commodity prices. The market risk associated with commodity prices is managed by the establishment and monitoring of parameters that limit the types and degree of market risk that may be undertaken.

PPL Montana's derivative activities are subject to the management, direction and control of the RMC. The RMC is composed of the chief financial officer and other officers of PPL. The RMC reports to the Board of Directors of PPL on the scope of its derivative activities. The RMC sets forth risk-management philosophy and objectives through a corporate policy, provides guidelines for derivative-instrument usage, and establishes procedures for control and valuation, counterparty credit approval, and the monitoring and reporting of derivative activity.

PPL Montana utilizes financial and physical contracts as part of its risk management strategy to minimize unplanned fluctuations in earnings caused by commodity price volatility.

PPL Montana maintains a commodity price risk management strategy that uses derivative instruments to minimize significant, unanticipated earnings fluctuations caused by commodity price volatility. Fluctuations in electricity commodities cause firm commitments for purchase or sale to develop unrealized gains or losses when compared to current commodity prices. PPL Montana uses swaps to hedge these risks.

By using derivative instruments to hedge exposures to changes in commodity rates and interest rates PPL Montana exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counter party owes PPL Montana, which creates repayment risk for PPL Montana. When the fair value of the derivative contract is negative, PPL Montana owes the counterparty and, therefore it does not possess repayment risk. PPL Montana minimizes the credit (or repayment) risk in derivative instruments by entering into transactions with high quality counterparties whose credit ratings are BBB-/Baa3 or higher, limiting the amount of exposure to each counterparty, and monitoring the financial condition of its counterparties. Additionally, depending on the situation, PPL Montana obtains credit enhancements such as contracts governed by the International Swaps and Derivatives Association Master Agreement and / or bilateral collateral arrangements.

Fair Value Hedges

PPL Montana had no derivative instruments designated as fair value hedges for the three months ended March 31, 2001.

Cash Flow Hedges

PPL Montana enters into financial swap contracts to hedge the price risk associated with electric commodities. These contracts range in maturity through 2006. As of March 31, 2001, PPL Montana recorded a net-of-tax loss of $181.8 million (reported in accumulated other comprehensive income in the Members' Equity section of the Consolidated Balance Sheet). PPL Montana has reserved and stands ready to deliver energy from the planned output of its generating units. In these cases, PPL Montana realized a margin that represents the difference between the sales price and the average cost of generation.

PPL Montana had no discontinued or de-designated cash flow hedges for the three months ended March 31, 2001. Additionally, these cash flows hedges had no associated ineffectiveness to report during the period.

As of March 31, 2001, $130 million of deferred net losses on derivative instruments accumulated in other comprehensive income are expected to be reclassified into earnings during the next twelve months. The sale of associated electricity that is expected to occur over the next twelve months will necessitate reclassifying to earnings these derivative losses. PPL Montana expects the majority of these losses to be largely offset by the inverse changes in the market value of the underlying commodities, the electricity generated. PPL Montana expects these offsetting gains to exceed the mark-to-market losses on the associated derivative instruments when the transactions are recorded in future earnings over the next twelve months.

Other Comprehensive Income
                                                                 For the Three
                                                                 Months Ended
                                                                March 31, 2001
                                                                --------------
                                                                 ($ Millions)
Unrealized losses on derivatives qualified as hedges:
    Unrealized holding losses arising during the
       period due to cumulative effect of a change in
       accounting principle at January 1, 2001................      $ (156)

    Other unrealized holding losses arising during
       the period.............................................         (26)
                                                                    ------

Net unrealized losses on qualifying derivatives
    at March 31, 2001.........................................      $ (182)
                                                                    ======

                       PPL MONTANA, LLC AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
                                 of Operations
                                 -------------

This discussion should be read in conjunction with the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in PPL Montana's Form S-4 Registration Statement filed with the SEC on March 2, 2001 for the year ended December 31, 2000. Terms and abbreviations appearing in Management's Discussion and Analysis of Financial Condition and Results of Operations are explained in the glossary.

PPL Montana was formed to acquire, own, lease and operate the Montana portfolio. The aggregate purchase price for the Montana portfolio, which PPL Montana acquired on December 17, 1999, was $767 million, which included a $760 million payment to Montana Power and $7 million for transaction expenses. PPL Montana funded the acquisition with a $402 million indirect equity contribution from PPL and a $365 million draw under its credit facility. After the acquisition closed, PPL made additional indirect equity contributions of approximately $15 million. PPL is also required to provide an additional indirect equity contribution of a maximum of $97 million to fund the purchase of a portion of Montana Power's interest in the Colstrip Transmission System.

In July 2000, PPL Montana completed a sale and leaseback of its interests in the Colstrip Generating Station. The owner lessors paid an aggregate amount of approximately $410 million for the leased assets. This amount was funded by equity contributions from the owner investor to the owner lessors in the amount of $72 million, and $338 million of the proceeds from the sale of pass-through trust certificates secured by lessor notes.

                             Results of Operations
                             ---------------------

The following discussion explains significant changes in principal items on the Consolidated Statement of Income, comparing the three months ended March 31, 2001, to the comparable period in 2000.

PPL Montana has a limited operating history. Separate financial statements for PPL Montana are available only for the period since acquisition. Prior to that, the portfolio's operations were fully integrated with Montana Power's operations. Therefore, the Montana portfolio's results of operations were consolidated into the financial statements of Montana Power. In addition, the energy generated by the Montana portfolio was sold based on rates set by regulatory authorities.


Operating Revenues

PPL Montana's revenues were $183 million and $63 million for the quarters ended March 31, 2001 and 2000, respectively. The increase in revenues was primarily due to higher wholesale energy prices related to an energy supply shortage in the western U.S.

PPL Montana has two transition agreements to supply wholesale electricity to Montana Power. One agreement provides for the sale of 200 megawatts from the leasehold interest in Colstrip Unit 3 until December 2001. The other agreement covers Montana Power until the remaining load is zero, but in no event later than June 2002. On April 20, 2001, PPL announced that PPL EnergyPlus has offered to provide Montana Power with 500 megawatts of energy to be supplied by PPL Montana. The term of the contract would be for five years beginning July 1, 2002, which is the day after the termination date of PPL Montana's current contract to supply energy to Montana Power to serve its retail load not served by other providers or provided by Montana Power's remaining generation.

Under the new contract, PPL Montana would be obligated to sell this energy to Montana Power only to the extent that the energy is produced by certain designated units of PPL Montana. The price under the contract would be fixed at 4 cents per kWh. However, if PPL Montana is subjected to significantly increased costs or regulatory burdens by the Montana Public Service Commission or the Montana Legislature or any other governmental authority during the contract period, PPL Montana could pass the resulting costs through to Montana Power as an addition to the contract price. Also, in that event PPL Montana could terminate the contract. After PPL EnergyPlus and Montana Power prepare and agree to a contract, it will be submitted to the Montana Public Service Commission and the FERC for review and approval. At this time, PPL and PPL Montana cannot predict if the parties will reach an agreement, whether any such agreement will be approved by the Montana Public Service Commission on acceptable terms, what actions the Montana Public Service Commission, the Montana Legislature or any other governmental authority may take on these or related matters, or the ultimate impact on PPL Montana of any of these matters.

As part of the purchase of generation assets from Montana Power, PPL Montana agreed to supply electricity to the United States Government on behalf of Flathead Irrigation Project. Under the agreement, which expires in December 2010, PPL Montana is required to supply approximately 7.5 megawatts of capacity year round, with an additional 3.7 megawatts during the months of April through October.

Operation Expenses

Operation costs increased by $17 million for the three months ended March 31, 2001, compared to the same period in 2000. Operation costs consist mainly of expenses for fuel, energy purchases, transmission tariffs, plant operations and maintenance, lease rental payments and general and administrative expenses.

Energy purchases increased by $10 million for the three months ended March 31, 2001, compared to the same period in 2000. This change was primarily due to the increased power costs in the western U. S.

As part of the purchase of generation assets from Montana Power, PPL Montana assumed a power purchase agreement, which expires in April 2010, with Basin Electric Power Cooperative. The agreement requires PPL Montana to purchase up to 98 megawatts of firm capacity from November through April of each year.

Other operations and maintenance expense increased by $8 million for the three months ended March 31, 2001, compared to the same period in 2000. This increase was primarily due to lease expense associated with the Colstrip plant sale and leaseback.

Transmission expense decreased by $1 million for the three months ended March 31, 2001, compared to the same period in 2000. This decrease was due to lower generation in the first quarter of 2001 and more in-state sales in 2001, requiring less transmission usage.

Depreciation Expense

Depreciation expense decreased by $1 million for the three months ended March 31, 2001, compared to the same period in 2000. This decrease was mainly due to the reduction of property, plant and equipment related to the sale and leaseback of PPL Montana's interest in the Colstrip plant completed in July 2000.

Other Income

Other income increased by $1 million for the three months ended March 31, 2001, compared to the same period in 2000. This change was due mainly to higher interest income from increased cash and cash equivalents on hand during the first quarter of 2001.

Interest Expense

Interest expense decreased by $7 million for the three months ended March 31, 2001, compared to the same period in 2000. Interest expense relates to interest on the credit facility, amortization of related financing costs and interest upon accretion of wholesale energy commitments. This decrease was mainly due to the retirement of debt obligations in 2000.

Income Taxes

Income taxes increased by $45 million for the three months ended March 31, 2001, compared to the same period in 2000. This change was due to the increase in taxable income in 2001.

                             Financial Conditions
                             --------------------

PPL Montana is required to make semi-annual rent payments under the Colstrip leases on each January 2 and July 2 during the terms of the leases. PPL Montana's minimum rent obligations under the leases are approximately $21 million for 2001, $49 million for 2002, $47 million for 2003, $44 million for 2004, $38 million for 2005 and a total of $509 million for the remaining term of the leases. As a result of these obligations, a substantial portion of PPL Montana's cash flow from operations will be dedicated to payments of rent under the leases.

PPL Montana expects to make continued capital expenditures for the Montana portfolio. The average capital expenditures PPL Montana expects to make are approximately $15 million per year for the next three years. Compliance with environmental standards will continue to be reflected in PPL Montana's capital expenditures and operating costs. PPL Montana believes that cash flow from its operations will be sufficient to cover aggregate rent payments under the leases and, together with borrowings under its working capital facility, to cover expected capital expenditure requirements. If the cash flow from PPL Montana's operations is not sufficient, any unanticipated capital expenditures could adversely affect its cash flow from operations and operating income in the period incurred.

Sales to California Independent System Operator

See Note 4 to the Financial Statements for information regarding sales to the California ISO.

Market Risk Sensitive Instruments

Quantitative and Qualitative Disclosures About Market Risk
----------------------------------------------------------

PPL Montana actively manages the market risks inherent in its business. The Board of Directors of PPL has adopted a risk management policy to manage risk exposure. The policy establishes a risk management committee, comprised of certain executive officers, which oversees the risk management function. Nonetheless, adverse changes in commodity prices and interest rates may result in losses in earnings, cash flows and/or fair values. The forward-looking information presented below only provides estimates of what may occur in the future, assuming certain adverse market conditions, due to reliance on model assumptions. As a result, actual future results may differ materially from those presented. These disclosures are not precise indicators of expected future losses, but only indicators of reasonably possible losses.

Commodity Price Risk
--------------------

PPL Montana uses various methodologies to simulate forward price curves in the energy markets to estimate the size and probability of changes in market value resulting from commodity price movements. The methodologies require several key assumptions, including selection of confidence levels, the holding period of the commodity positions and the depth and applicability to future periods of historical commodity price information.

At March 31, 2001, PPL Montana estimated that a 10% adverse movement in market prices across the markets PPL Montana operates in and across all time periods could have decreased the value of the non-trading portfolio by approximately $47 million at March 31, 2001. However, this effect would have been offset by the change in the value of the underlying commodity, the electricity generated. In addition to commodity price risk, PPL Montana's commodity positions are also subject to operational and event risks including, among others, increases in load demand and forced outages at generating plants. As of March 31, 2001, PPL Montana did not have a trading portfolio.

PPL Montana's risk management program is designed to manage the risks associated with market fluctuations in the price of electricity. PPL Montana's risk management policy and programs include risk identification and risk limits management, with measurement and controls for real time risk monitoring. PPL Montana has entered into fixed price forward contracts that require physical delivery of the commodity and derivative financial instruments consisting mainly of financial swaps where settlement is generally based on the difference between a fixed price and an index based price for the underlying commodity.

Interest Rate Risk
------------------

PPL Montana may use borrowings to provide funds for its operations. PPL Montana utilizes various risk management instruments to reduce its exposure to adverse interest rate movements through the use of financial derivative products to adjust the mix of fixed and floating-rate interest rates in its debt portfolio. PPL Montana has risk limits designed to balance risk exposure to volatility in interest expense and losses in the fair value of the debt portfolio due to changes in the absolute level of interest rates. PPL Montana had no borrowings outstanding as of March 31, 2001.

Financing and Liquidity

Cash and cash equivalents increased by $6 million more during the three months ended March 31, 2001, compared with the same period in 2000. The reasons for this change were:

 .    A $109 million increase in cash provided by operating activities, primarily due to an increase in operating income,

 .    A $3 million increase in cash used in investing activities due to more expenditures for property, plant and equipment,

 .    A $100 million increase in cash used in financing activities due to a distribution to the member.

Environment Matters

See Note 3 to the financial statements for a discussion of environmental matters.


      Item 3. Quantitative and Qualitative Disclosures About Market Risk
      ------------------------------------------------------------------

Reference is made to "Quantitative and Qualitative Disclosures About Market Risk," in Management's Discussion and Analysis of Financial Condition and Results of Operations.

                               PPL CORPORATION,
                               ----------------
                      PPL ELECTRIC UTILITIES CORPORATION,
                      -----------------------------------
                       PPL MONTANA, LLC AND SUBSIDIARIES
                       ---------------------------------

                          PART II. OTHER INFORMATION
                          --------------------------


Item 1.  Legal Proceedings
--------------------------

         Reference is made to "Legal Proceedings" in PPL's and PPL Electric's Annual Report to the SEC on Form 10-K for the year ended December 31, 2000, "Legal Matter" in PPL Montana's Form S-4 and to the PPL, PPL Electric and PPL Montana Notes to Consolidated Financial Statements for additional information regarding various pending administrative and judicial proceedings involving regulatory, environmental and other matters.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

         (a)      Exhibits

                           12a, 12b and 12c - Computation of Ratio of Earnings to Fixed Charges

         (b)      Reports on Form 8-K

         Report dated January 24, 2001
         -----------------------------

         Item 5.  Other Events

                  Information regarding PPL's 2000 earnings and revised earnings forecast for 2001 and 2002.

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

                                             PPL Corporation
                                             ---------------
                                                      (Registrant)

                                             PPL Electric Utilities Corporation
                                             ----------------------------------
                                                      (Registrant)





Date:  May 14, 2001                          /s/ John R. Biggar
                                             -----------------------------------
                                                      John R. Biggar
                                               Executive Vice President and
                                                 Chief Financial Officer
                                                    (PPL Corporation)
                                               (principal financial officer)




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

                                             PPL Montana, LLC
                                             ----------------
                                               (Registrant)


Date:  May 14, 2001                          /s/  Paul A. Farr
                                             -----------------------------------
                                                        Paul A. Farr
                                               Vice President, Chief Financial
                                               Officer and Assistant Secretary
                                                  (principal financial and
                                                     accounting officer)