Form 10-Q
period 2001-06-30
PPL CORP
filed 2001-08-10
CIK 922224

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the period ended June 30, 2001
                                      -------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from_________ to ___________


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

    PPL Corporation                              Yes      X          No
                                                    -------            -------
    PPL Electric Utilities Corporation           Yes      X          No
                                                    -------            -------
    PPL Montana, LLC                             Yes      X          No
                                                    -------            -------
        PPL Montana, LLC's initial Registration Statement on Form S-4 became effective on March 2, 2001.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

    PPL Corporation                              Common stock, $.01 par
                                                 value, 146,040,132 shares
                                                 outstanding at July 31,
                                                 2001, excluding 30,993,637
                                                 shares held as treasury
                                                 stock

    PPL Electric Utilities Corporation           Common stock, no par value,
                                                 102,230,382 shares
                                                 outstanding and all held by
                                                 PPL Corporation at July 31,
                                                 2001, excluding 55,070,000
                                                 shares held as treasury
                                                 stock

    PPL Montana, LLC                             PPL Corporation indirectly
                                                 holds all of the member
                                                 interests in PPL Montana,
                                                 LLC.

                                PPL Corporation
                      PPL Electric Utilities Corporation
                                      And
                               PPL Montana, LLC
                               ----------------

                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 2001

                               Table of Contents
                               -----------------

                                                                                                                           Page
                                                                                                                           ----
GLOSSARY OF TERMS AND ABBREVIATIONS

FORWARD-LOOKING INFORMATION                                                                                                   1

PART I.  FINANCIAL INFORMATION

  PPL Corporation and Subsidiaries

      Item 1.   Financial Statements

                Consolidated Statement of Income                                                                              4

                Consolidated Statement of Cash Flows                                                                          5

                Consolidated Balance Sheet                                                                                    6

                Consolidated Statement of Shareowners' Common Equity and Comprehensive Income                                 8

                Notes to Consolidated Financial Statements                                                                    9

      Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations                        22

      Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                                   28

  PPL Electric Utilities Corporation and Subsidiaries

      Item 1.   Financial Statements

                Consolidated Statement of Income                                                                             30

                Consolidated Statement of Cash Flows                                                                         31

                Consolidated Balance Sheet                                                                                   32

                Consolidated Statement of Shareowner's Common Equity and Comprehensive Income                                34

                Notes to Consolidated Financial Statements                                                                   35

      Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations                        39

      Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                                   42

                          -------------------------

                                                                                                                             Page
                                                                                                                             ----
        PPL Montana, LLC and Subsidiaries

            Item 1.   Financial Statements

                      Consolidated Statement of Income                                                                         44

                      Consolidated Statement of Cash Flows                                                                     45

                      Consolidated Balance Sheet                                                                               46

                      Consolidated Statement of Member's Equity and Comprehensive Income                                       47

                      Notes to Consolidated Financial Statements                                                               48

            Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations                    54

            Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                               58


   PART II. OTHER INFORMATION

            Item 1.   Legal Proceedings                                                                                        59

            Item 4.   Submission of Matters to a Vote of Security Holders                                                      59

            Item 6.   Exhibits and Reports on Form 8-K                                                                         59

   SIGNATURES                                                                                                                  61

   COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES                                                                           63

                      GLOSSARY OF TERMS AND ABBREVIATIONS



BG&E - Baltimore Gas & Electric Company.

CEMAR - Companhia Energetica do Maranhao, a Brazilian electric distribution company in which PPL Global has a majority ownership interest.

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

DEP - Pennsylvania Department of Environmental Protection.

Derivative - a financial instrument or other contract with all three of the following characteristics:

a. It has (1) one or more underlying instruments or contracts and (2) one or more notional amounts or payment provisions or both. Those terms determine the amount of the settlement or settlements, and, in some cases, whether or not a settlement is required.

b. It requires no initial net investment or an initial net investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors.

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

Hyder - Hyder limited, a subsidiary of WPDL and previous owner of South Wales Electricity plc. In March 2001, South Wales Electricity plc was sold to WPDH.

ICP - Incentive Compensation Plan.

IRS - Internal Revenue Service.

ISO - Independent System Operator.

LIBOR - London Interbank Offered Rate.

Mirant - Mirant Corporation, formerly Southern Energy Inc., a diversified energy company based in Atlanta. PPL Global and Mirant jointly own WPDH and WPD Investment Holdings Ltd, the parent company of WPDL.

Montana Power - The Montana Power Company, a Montana-based company engaged in diversified energy and communication-related businesses. Montana Power sold its generating assets to PPL Montana in December 1999.

MPSC - Montana Public Service Commission.

NOx - nitrogen oxide.

NPDES - National Pollutant Discharge Elimination System.

NRC (Nuclear Regulatory Commission) - federal agency that regulates operation of nuclear power facilities.

NUGs - (Non-Utility Generators) - generating plants not owned by public utilities, whose electrical output must be purchased by utilities under the PURPA if the plant meets certain criteria.

PCB (Polychlorinated Biphenyl) - additive to oil used in certain electrical equipment up to the late-1970s. Now classified as a hazardous chemical.

PEPS Units (Premium Equity Participating Security Units) - securities issued by PPL Capital Funding Trust I, consisting of a trust preferred security and a forward contract to purchase PPL Corporation common stock.

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

PPL - PPL Corporation, the parent holding company of PPL Electric, PPL Energy Funding and other subsidiaries.

PPL Capital Funding - PPL Capital Funding, Inc., a PPL financing subsidiary.

PPL Capital Funding Trust I - a PPL Capital Funding subsidiary.

PPL Electric - PPL Electric Utilities Corporation, a regulated subsidiary of PPL that transmits and distributes electricity in its service territory, and provides electric supply to retail customers in this territory as a PLR.

PPL Energy Funding - PPL Energy Funding Corporation, which is a subsidiary of PPL and the parent of PPL Energy Supply.

PPL EnergyPlus - PPL EnergyPlus, LLC, an unregulated subsidiary of PPL Energy Supply, which markets wholesale and retail electricity, and supplies energy and energy services in newly deregulated markets.

PPL Energy Supply - PPL Energy Supply, LLC, the new parent company of PPL Generation, PPL EnergyPlus, PPL Global and other subsidiaries. PPL Energy Supply is a subsidiary of PPL Energy Funding.

PPL Gas Utilities - PPL Gas Utilities Corporation, a regulated subsidiary of PPL specializing in natural gas distribution, transmission and storage services, and the sale of propane.

PPL Generation - PPL Generation, LLC, an unregulated subsidiary of PPL Energy Supply which, effective July 1, 2000, owns and operates U.S. generating facilities through various subsidiaries.

PPL Global - PPL Global, LLC, an unregulated subsidiary of PPL Energy Supply, which invests in and develops domestic and international power projects, and owns and operates international projects.

PPL Holtwood - PPL Holtwood, LLC, a subsidiary of PPL Generation which owns PPL's hydroelectric generating operations in Pennsylvania.


PPL Maine - PPL Maine, LLC, formerly Penobscot Hydro, LLC, which is a subsidiary of PPL Generation.

PPL Martins Creek - PPL Martins Creek, LLC, a fossil generation subsidiary of PPL Generation.

PPL Montana - PPL Montana, LLC, an unregulated subsidiary which generates electricity for wholesale sales in Montana and the Northwest, and a subsidiary of PPL Generation.

PPL Montour - PPL Montour, LLC, a fossil generation subsidiary of PPL
Generation.

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

RMC - Risk Management Committee.

RTO - regional transmission organization.

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

UGI - UGI Corporation.

WPD - Western Power Distribution (South West) plc, a British regional electric utility company.

WPDH - WPD Holdings UK, a jointly owned subsidiary of PPL Global and Mirant. WPDH owns WPD and Westen Power Distribution (South Wales) plc.

WPDL - Western Power Distribution Limited, a wholly owned subsidiary of WPD Investment Holdings Ltd. which is a jointly owned subsidiary of PPL Global and Mirant. WPDL owns 100% of the common shares of Hyder.

                          Forward-looking Information

Certain statements contained in this Form 10-Q concerning expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts are "forward-looking statements" within the meaning of the federal securities laws. Although PPL, PPL Electric and PPL Montana believe that the expectations and assumptions reflected in these statements are reasonable, there can be no assurance that these expectations will prove to have been correct. These forward-looking statements involve a number of risks and uncertainties, and actual results may differ materially from the results discussed in the forward-looking statements. In addition to the specific factors discussed in the Management's Discussion and Analysis of the Financial Condition and Results of Operations sections herein, the following are among the important factors that could cause actual results to differ materially from the forward-looking statements: market demand and prices for energy, capacity and fuel; weather variations affecting customer energy usage; competition in retail and wholesale power markets; the effect of any business or industry restructuring; the profitability and liquidity of PPL and its subsidiaries; new accounting requirements or new interpretations or applications of existing requirements; operating performance of plants and other facilities; environmental conditions and requirements; system conditions and operating costs; development of new projects, markets and technologies; performance of new ventures; political, regulatory or economic conditions in states or countries where PPL or its subsidiaries conduct business; receipt of necessary governmental approvals; capital market conditions; stock price performance; foreign exchange rates; and the commitments and liabilities of PPL and its subsidiaries. Any such forward-looking statements should be considered in light of such important factors and in conjunction with other documents of PPL, PPL Electric and PPL Montana on file with the SEC.

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

                     (THIS PAGE LEFT BLANK INTENTIONALLY.)

                       PPL CORPORATION AND SUBSIDIARIES

PPL CORPORATION AND SUBSIDIARIES
--------------------------------
Part 1. FINANCIAL INFORMATION
-----------------------------
Item 1. Financial Statements
----------------------------

In the opinion of PPL, the unaudited financial statements included herein reflect all adjustments necessary to present fairly the Consolidated Balance Sheet as of June 30, 2001 and December 31, 2000, and the
Consolidated Statement of Income, Consolidated Statement of Cash Flows and Consolidated Statement of Shareowners' Common Equity and
Comprehensive Income for the periods ended June 30, 2001 and 2000.

CONSOLIDATED STATEMENT OF INCOME
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, except per share data)

                                                                                    Three Months Ended     Six Months Ended
                                                                                         June 30,              June 30,
                                                                                 ------------------------ ----------------------
                                                                                    2001         2000        2001        2000
                                                                                 -----------  ----------- ----------- ----------
 Operating Revenues
   Retail electric and gas.....................................................   $   792       $   711   $  1,748    $ 1,556
   Wholesale energy marketing and trading......................................       437           491        906        953
   Energy related businesses...................................................       180            95        321        201
                                                                                 -----------  ----------- ----------- ----------
   Total.......................................................................     1,409         1,297      2,975      2,710
                                                                                 -----------  ----------- ----------- ----------

 Operating Expenses
   Operation
      Fuel.....................................................................       127           109        314        254
      Energy purchases.........................................................       427           484        823        947
      Other....................................................................       198           146        382        315
      Amortization of recoverable transition costs.............................        55            46        126        109
   Maintenance.................................................................        88            75        142        124
   Depreciation................................................................        64            70        127        138
   Taxes, other than income....................................................        39            43         80         94
   Energy related businesses...................................................       162            83        276        168
                                                                                 -----------  ----------- ----------- ----------
   Total.......................................................................     1,160         1,056      2,270      2,149
                                                                                 -----------  ----------- ----------- ----------

 Operating Income..............................................................       249           241        705        561

 Other Income - net............................................................         5             8          9          7
                                                                                 -----------  ----------- ----------- ----------

 Income Before Interest, Income Taxes and Minority Interest....................       254           249        714        568

 Interest Expense..............................................................        88            92        192        180
                                                                                 -----------  ----------- ----------- ----------

 Income Before Income Taxes and Minority Interest..............................       166           157        522        388

 Income Taxes..................................................................        35            58        161        140

 Minority Interest.............................................................         1                        3          1
                                                                                 -----------  ----------- ----------- ----------

 Net Income Before Dividends on Preferred Securities...........................       130            99        358        247

 Dividends - Preferred Securities..............................................        13             7         19         13
                                                                                 -----------  ----------- ----------- ----------

 Net Income Available for Common Stock.........................................   $   117       $    92   $    339    $   234
                                                                                 ===========  =========== =========== ==========

 Earnings Per Share of Common Stock
   Basic.......................................................................   $  0.80       $  0.64   $   2.33    $  1.63
   Diluted.....................................................................   $  0.80       $  0.64   $   2.31    $  1.63

 Dividends Declared per Share of Common Stock..................................   $ 0.265       $ 0.265   $   0.53    $  0.53

  The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

                                                                                                 Six Months Ended
                                                                                                     June 30,
                                                                                             -------------------------
                                                                                                2001            2000
                                                                                             ---------       ---------
Net Cash Provided by Operating Activities.................................................   $     203       $     254

Cash Flows From Investing Activities
     Expenditures for property, plant and equipment.......................................        (207)           (214)
     Investment in electric energy projects...............................................        (190)           (418)
     Sale of nuclear fuel to trust........................................................                          27
     Repayment of notes receivable from affiliates........................................         210
     Other investing activities - net.....................................................          (3)
                                                                                             ---------       ---------
        Net cash used in investing activities.............................................        (190)           (605)
                                                                                             ---------       ---------

Cash Flows From Financing Activities
     Issuance of company-obligated mandatorily redeemable preferred securities............         575
     Issuance of long-term debt...........................................................                         800
     Issuance of common stock.............................................................          42              13
     Retirement of long-term debt.........................................................        (350)           (275)
     Deposit of funds for the retirement of long-term debt................................          (5)
     Termination of nuclear fuel lease....................................................                        (154)
     Payment of common and preferred dividends............................................         (90)            (86)
     Net increase (decrease) in short-term debt...........................................        (473)            128
     Payments on capital lease obligations................................................                         (11)
     Other financing activities - net.....................................................         (24)             18
                                                                                             ---------       ---------
        Net cash provided by (used in) financing activities...............................        (325)            433
                                                                                             ---------       ---------

Net Increase (Decrease) In Cash and Cash Equivalents......................................        (312)             82
Cash and Cash Equivalents at Beginning of Period..........................................         480             133
                                                                                             ---------       ---------
Cash and Cash Equivalents at End of Period................................................   $     168       $     215
                                                                                             =========       =========

      The accompanying Notes to Consolidated Financial Statements are an
                  integral part of the financial statements.

CONSOLIDATED BALANCE SHEET
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

                                                                                               June 30,      December 31,
                                                                                                 2001            2000
                                                                                             ------------    ------------
Assets
Current Assets
     Cash and cash equivalents...........................................................       $     168       $     480
     Accounts receivable (less reserve:  2001, $67; 2000, $70)...........................             550             588
     Notes receivable from affiliated companies..........................................                             114
     Unbilled revenues...................................................................             237             279
     Fuel, materials and supplies - at average cost......................................             243             197
     Prepayments.........................................................................              78              40
     Deferred income taxes...............................................................              49              75
     Unrealized derivative gains.........................................................             256              79
     Other...............................................................................              99              93
                                                                                                ---------       ---------
                                                                                                    1,680           1,945
                                                                                                ---------       ---------

Investments
     Investments in unconsolidated affiliates - at equity................................             736             800
     Investments in unconsolidated affiliates - at cost..................................             130              46
     Nuclear plant decommissioning trust fund............................................             273             268
     Other...............................................................................              52              47
                                                                                                ---------       ---------
                                                                                                    1,191           1,161
                                                                                                ---------       ---------

Property, Plant and Equipment - net
     Electric utility plant in service
         Transmission and distribution...................................................           2,811           2,841
         Generation......................................................................           2,341           2,177
         General.........................................................................             295             294
                                                                                                ---------       ---------
                                                                                                    5,447           5,312
     Construction work in progress.......................................................             258             261
     Nuclear fuel........................................................................             114             123
                                                                                                ---------       ---------
         Electric utility plant..........................................................           5,819           5,696
     Gas and oil utility plant...........................................................             190             177
     Other property......................................................................              72              75
                                                                                                ---------       ---------
                                                                                                    6,081           5,948
                                                                                                ---------       ---------

Regulatory and Other Noncurrent Assets
     Recoverable transition costs........................................................           2,299           2,425
     Other...............................................................................             911             881
                                                                                                ---------       ---------
                                                                                                    3,210           3,306
                                                                                                ---------       ---------

                                                                                                $  12,162       $  12,360
                                                                                                =========       =========

      The accompanying Notes to Consolidated Financial Statements are an
                  integral part of the financial statements.

CONSOLIDATED BALANCE SHEET
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

                                                                                              June 30,      December 31,
                                                                                                2001            2000
                                                                                             ---------      ------------

Liabilities and Equity
Current Liabilities
    Short-term debt.......................................................................   $     564        $     902
    Notes payable to affiliated companies.................................................                          135
    Long-term debt........................................................................         353              317
    Above market NUG contracts............................................................          90               93
    Accounts payable .....................................................................         387              506
    Taxes.................................................................................         104              223
    Interest..............................................................................          37               42
    Dividends ............................................................................          52               45
    Unrealized derivative losses..........................................................         197               84
    Other ................................................................................         156              164
                                                                                             ---------        ---------
                                                                                                 1,940            2,511
                                                                                             ---------        ---------

Long-term Debt............................................................................       4,081            4,467
                                                                                             ---------        ---------

Deferred Credits and Other Noncurrent Liabilities
    Deferred income taxes and investment tax credits......................................       1,409            1,412
    Above market NUG contracts............................................................         537              581
    Other.................................................................................         964              976
                                                                                             ---------        ---------
                                                                                                 2,910            2,969
                                                                                             ---------        ---------

Commitments and Contingent Liabilities....................................................
                                                                                             ---------        ---------

Minority Interest.........................................................................          58               54
                                                                                             ---------        ---------

Company-obligated Mandatorily Redeemable Preferred Securities of
     Subsidiary Trust Holding Solely Company Debentures...................................         825              250
                                                                                             ---------      -----------

Preferred Stock
    With sinking fund requirements........................................................          46               47
    Without sinking fund requirements.....................................................          50               50
                                                                                             ---------        ---------
                                                                                                    96               97
                                                                                             ---------        ---------
Shareowners' Common Equity
    Common stock..........................................................................           2                2
    Capital in excess of par value........................................................       1,937            1,895
    Treasury stock........................................................................        (836)            (836)
    Earnings reinvested...................................................................       1,260              999
    Accumulated other comprehensive income................................................         (75)             (36)
    Capital stock expense and other.......................................................         (36)             (12)
                                                                                             ---------        ---------
                                                                                                 2,252            2,012
                                                                                             ---------        ---------

                                                                                             $  12,162        $  12,360
                                                                                             =========        =========

      The accompanying Notes to Consolidated Financial Statements are an
                  integral part of the financial statements.

CONSOLIDATED STATEMENT OF SHAREOWNERS' COMMON EQUITY AND
COMPREHENSIVE INCOME
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

                                                                                        Three Months Ended      Six Months Ended
                                                                                             June 30,               June 30,
                                                                                       -------------------    -------------------
                                                                                         2001       2000        2001       2000
                                                                                       --------   --------    --------   --------
Common stock at beginning of period..............................................      $      2   $      2    $      2   $      2
                                                                                       --------   --------    --------   --------
Common stock at end of period....................................................             2          2           2          2
                                                                                       --------   --------    --------   --------

Capital in excess of par value at beginning of period............................         1,919      1,860       1,895      1,860
       Common stock issued.......................................................            18         13          42         13
                                                                                       --------   --------    --------   --------
Capital in excess of par value at end of period..................................         1,937      1,873       1,937      1,873
                                                                                       --------   --------    --------   --------

Treasury stock at beginning of period............................................          (836)      (836)       (836)      (836)
                                                                                       --------   --------    --------   --------
Treasury stock at end of period..................................................          (836)      (836)       (836)      (836)
                                                                                       --------   --------    --------   --------

Earnings reinvested at beginning of period.......................................         1,182        758         999        654
       Net income available for common stock (b).................................           117         92         339        234
       Cash dividends declared on common stock...................................           (39)       (38)        (78)       (76)
                                                                                       --------   --------    --------   --------
Earnings reinvested at end of period.............................................         1,260        812       1,260        812
                                                                                       --------   --------    --------   --------

Accumulated other comprehensive income (loss) at beginning of period.............          (253)       (35)        (36)       (55)
       Unrealized (loss) on available-for-sale securities (b)....................            (1)                    (3)
       Foreign currency translation adjustments (b)..............................           (46)       (28)        (71)        (8)
       Unrealized gain on qualifying derivatives (b).............................           225                     35
                                                                                       --------   --------    --------   --------
Accumulated other comprehensive income (loss) at end of period...................           (75)       (63)        (75)       (63)
                                                                                       --------   --------    --------   --------

Capital stock expense and other at beginning of period...........................           (12)       (12)        (12)       (12)
       Issuance costs and other charges to issue PEPS Units......................           (24)                   (24)
                                                                                       --------   --------    --------   --------
Capital stock expense and other at end of period.................................           (36)       (12)        (36)       (12)
                                                                                       --------   --------    --------   --------

Total Shareowners' Common Equity.................................................      $  2,252   $  1,776    $  2,252   $  1,776
                                                                                       ========   ========    ========   ========

Common stock shares at beginning of period (a)...................................       145,623    143,697     145,041    143,697
       Common stock issued through the DRIP, ICP and structured
           equity program........................................................           410        603         992        603
                                                                                       --------   --------    --------   --------
Common stock shares at end of period.............................................       146,033    144,300     146,033    144,300
                                                                                       ========   ========    ========   ========

(a)    In thousands.  $.01 par value,  390 million shares  authorized.  Each share entitles the  holder  to one  vote on any  question  presented to any  shareowners' meeting
(b)    Statement of Comprehensive Income:
       Net income available for common stock.....................................      $    117   $     92    $    339   $    234
       Other comprehensive income, net of tax:
           Foreign  currency  translation  adjustments,  net of tax  (benefit)
           of $(3), $(9), $(13), $(7)............................................           (46)       (28)        (71)        (8)
           Unrealized  gain on  qualifying  derivatives,  net of tax  (benefit)
           of $149, $17..........................................................           225                     35
           Unrealized (loss) on available-for-sale securities, net of tax
           (benefit) of $(0), $(2)...............................................            (1)                    (3)
                                                                                       --------   ---------   --------   --------
           Total other comprehensive income (loss)...............................           178        (28)        (39)        (8)
                                                                                       --------   ---------   --------   --------
       Comprehensive Income......................................................      $    295   $     64    $    300   $    226
                                                                                       ========   =========   ========   ========

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

Certain amounts in the June 30, 2000 and December 31, 2000 financial statements have been reclassified to conform to the presentation in the June 30, 2001 financial statements.

2.  Segment and Related Information

PPL's reportable segments are Supply, Delivery, International and Corporate. The Supply group includes the domestic energy marketing and generation operations of PPL EnergyPlus and PPL Generation, respectively. The Supply group also includes domestic development operations. The Delivery group includes the regulated electric and gas delivery operations of PPL Electric and PPL Gas Utilities. The International group includes the following operations of PPL Global: the acquisition and development of international energy projects, and the ownership and operation of international energy projects. The majority of PPL Global's international investments are located in the U.K., Chile, El Salvador and Brazil. Corporate includes interest expense not directly allocated to the segments. In prior periods such interest was allocated for segment reporting purposes. Segments, other than Corporate, include direct charges, as well as an allocation of indirect corporate costs, for services provided by PPL Services. These services costs include functions such as financial, legal, human resources, and information services.

Previously, there was a "Development" group that included the activities now reflected in the "International" group and the domestic development operations, now part of the "Supply" group.

Previously reported information has been restated to conform to the current presentation. Financial data for PPL's business segments are as follows (millions of dollars):

                             Three Months        Six Months
                            Ended June 30,     Ended June 30,
                           ------------------ -----------------
                             2001     2000     2001     2000
                           ------------------ -------- --------
Income Statement data
Revenues from external
 customers

   Supply...............   $  944   $  891   $1,982   $1,880
   Delivery.............      326      277      692      599
   International........      139      129      301      231
                           ------   ------   ------   ------
                            1,409    1,297    2,975    2,710
                           ======   ======   ======   ======

Intersegment revenues
   N/A - There are no intersegment revenues.

Net Income
  Supply................       93       67      259      171
  Delivery..............       21       21       62       53
  International.........       15       11       38       23
  Corporate.............      (12)      (7)     (20)     (13)
                            -----    -----    -----    -----
                            $ 117    $  92      339    $ 234
                            =====    =====    =====    =====

                             June 30, 2001    December 31, 2000
                             -------------    -----------------
Balance Sheet data
Total assets
   Supply....................   $ 3,371           $ 3,348
   Delivery..................     5,724             6,049
   International.............     2,097             2,246
   Corporate.................       970               717
                                -------           -------
                                $12,162           $12,360
                                =======           =======

3   Investment in Unconsolidated Affiliates - at Equity

PPL's investments in unconsolidated affiliates accounted for under the equity method were $736 million and $800 million at June 30, 2001 and December 31, 2000, respectively. The most significant investment was PPL Global's investment in WPDH, which was $455 million at June 30, 2001 and $479 million at December 31, 2000. At June 30, 2001, PPL Global had a 51% equity ownership interest in WPDH, but shared joint control with Mirant. Accordingly, PPL Global accounts for its investment in WPDH (and other investments where it has majority ownership but lacks voting control) under the equity method of accounting.

Summarized below is information from the financial statements of unconsolidated affiliates, as included in PPL's consolidated financial statements under the equity method for the periods noted (millions of dollars):

                             Three Months        Six Months
                            Ended June 30,     Ended June 30,
                           ----------------   -----------------
                             2001     2000     2001     2000
                           ----------------   -------- --------
Income Statement data

Revenues................    $ 156    $ 111    $ 332    $ 252
Operating Income........       80       62      167      127
Net Income..............       65       41      144       85

                                   June 30,    December 31,
                                     2001         2000
                                     ----         ----
Balance Sheet Data
Current Assets.................... $  868       $  396
Noncurrent Assets.................  4,533        4,904
Current Liabilities...............    443          409
Noncurrent Liabilities............  3,541        3,365

4.  Earnings Per Share

Basic EPS is calculated by dividing earnings available to common shareowners ("Net Income Available for Common Stock" on the Consolidated Statement of Income) by the weighted average number of common shares outstanding during the period. In the calculation of diluted EPS, weighted average shares outstanding are increased for additional shares that would be outstanding if potentially dilutive securities were converted to common stock.

Potentially dilutive securities for PPL consist of stock options granted under the incentive compensation plans, stock units representing common stock granted under directors compensation programs, and PEPS Units.

The basic and diluted earnings per share calculations, and the reconciliation of the shares used in the calculations, are shown below:

                                 Three Months          Six Months
                                Ended June 30,       Ended June 30,
                              ------------------  -------------------
                                2001     2000        2001     2000
                              ------------------  ---------- --------

(Millions of Dollars or Thousands of Shares)

Net Income Available for Common
Stock (Numerator)........  $    117  $     92    $    339  $     234

Shares (Denominator)
Number of shares on
which basic earnings per
share is calculated =
Weighted-average shares
outstanding during the
period...................   145,901   144,137     145,608    143,948

Add: Incremental shares
attributable to stock
options..................       730        36         794          8

Add: Incremental shares
attributable to stock
units....................        69        61          69         61

Number of shares on
which diluted earnings per
share is calculated......   146,700   144,234     146,471    144,017

Basic EPS................  $    .80  $    .64    $   2.33  $    1.63

Diluted EPS..............  $    .80  $    .64    $   2.31  $    1.63


In May 2001, PPL issued 23 million PEPS Units that contain a purchase contract component for PPL's common stock, as detailed in Note 7. The PEPS Units will only be dilutive if the average price of PPL's common stock exceeds $65.03 for any period. Therefore, they were excluded from the diluted earnings per share calculations for the three and six months ended June 30, 2001.

Stock options to purchase 607,790 and 1,975,750 common shares for the three and six months ended June 30, 2000, respectively, were not included in those periods' computations of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares. Therefore, the effect would have been antidilutive.

5.  Financial Instruments

PPL enters into forward-starting interest rate swaps with various counterparties to hedge interest rate risk associated with anticipated debt issuances. These swaps obligate PPL to pay a specific fixed rate of interest on the notional amount of each swap in exchange for a floating rate of interest on the notional amount, to be determined on the effective date. If interest rates rise, the swaps increase in value and offset a higher rate of interest on new debt. At June 30, 2001, PPL had entered into $625 million notional amount of interest rate swaps with maturities of five to ten years at fixed rates varying from 5.39% to 6.189%. These swaps are scheduled to start in July through October 2001, but PPL intends to terminate them as the associated debt is issued. Any gains or losses realized when the debt is issued, and the swaps are terminated, will be amortized over the life of the new debt. The estimated fair value of these agreements, which represents the amount PPL would receive if it had terminated these agreements at June 30, 2001, was $11 million.

PPL has also entered into current-starting interest rate swap agreements whereby PPL agreed to pay a fixed rate of interest and receive a floating rate of interest. These swaps economically adjust the mix of fixed and floating rate debt by converting floating rate notes to fixed rate notes. As of June 30, 2001, PPL had entered into, and had outstanding, $175 million notional amount of such swaps that mature in 2002. The estimated fair value of these agreements, which represents the amount

PPL would pay if it had terminated these agreements at June 30, 2001, was $2 million.

During the first quarter of 2001, PPL completed the forward purchase of 51 million euros to pay for certain equipment in 2002 and 2003. The estimated value of these forward purchases as of June 30, 2001, being the amount PPL would have to pay to terminate them, was $5 million. Any gains or losses realized when the transactions close will be amortized over the life of the equipment. PPL also entered into forward contracts to sell British pounds sterling in anticipation of the repayment during the second quarter of 2001 of loans to purchase the Hyder shares. A total of 78 million British pounds sterling were sold forward for the second quarter. In March 2001, PPL realized gains of $3 million on maturing positions and entered into new forward sales of a small notional amount.

6.  Sales to Other Electric Utilities

Under FERC-approved interconnection and power supply agreements, PPL EnergyPlus supplied capacity and energy to UGI. This agreement was terminated in February 2001.

PPL EnergyPlus had a contract to provide BG&E with 129,000 kilowatts, or 6.6%, of PPL Susquehanna's share of capacity and related energy from the Susquehanna station. PPL EnergyPlus provided 407 million kWh to BG&E through May 2001, at which point the contract ended.

PPL Montana provides power to Montana Power under two wholesale transition sales agreements. These agreements expire in December 2001 and June 2002. In April 2001, PPL announced that PPL EnergyPlus had offered to provide Montana Power with 500 megawatts of energy for five years beginning July 1, 2002. PPL EnergyPlus would sell this energy at 4 cents per kWh to the extent that the energy is produced by certain designated units of PPL Montana. See Note 14 for further discussion regarding the proposed supply agreement.

7.  Credit Arrangements and Financing Activities

PPL Electric and PPL Capital Funding issue commercial paper and borrow from banks to provide short-term funds. PPL Capital Funding's commercial paper is guaranteed by PPL. Bank borrowings generally bear interest at rates negotiated at the time of the borrowing. At June 30, 2001, PPL Electric and PPL Capital Funding had $440 million of short-term debt outstanding at interest rates ranging from 4.20% to 4.55% per annum.

In December 2000 and in January 2001, PPL Capital Funding entered into two separate three month $200 million credit facilities. In March 2001, both facilities were extended to June 2001. At March 31, 2001, PPL Capital Funding had borrowed $200 million under each facility at floating rates tied to either one, two or three month LIBOR. These funds were used for general corporate purposes, including making loans to PPL subsidiaries to reduce their debt balances. In May 2001, PPL Capital Funding repaid its borrowings under both facilities and the credit facilities were terminated.

In order to enhance liquidity, and as a credit back-stop to the commercial paper programs, PPL Electric, PPL Capital Funding and PPL (as guarantor for PPL Capital Funding) shared a 364-day $750 million credit facility and a five-year $300 million credit facility, each with a group of banks. During June 2001, these credit facilities were terminated and replaced with a $400 million PPL Electric 364-day revolving credit facility and two PPL Energy Supply credit facilities: a $600 million 364-day facility and a $500 million three-year facility. In addition, in June 2001, PPL Capital Funding entered into a 364-day revolving credit facility with PPL Energy Supply. PPL has guaranteed PPL Capital Funding's obligations under this agreement. At June 30, 2001, no borrowings were outstanding under any of these facilities.

At March 31, 2001, PPL Capital Funding had caused lenders under its credit facilities to issue letters of credit in the amount of $186 million and $22 million on behalf of PPL Montana and Griffith Energy, LLC, respectively. During the second quarter of 2001, the letters of credit in support of PPL Montana were cancelled and replaced by letters of credit issued directly by lenders under PPL Montana's credit facility.

PPL Montana has a $100 million three-year credit facility to provide working capital. As of June 30, 2001, no borrowings were outstanding under this facility. However, PPL Montana had caused the lenders under such facility to issue letters of credit on its behalf in the aggregate amount of $21 million. PPL Montana is required to reimburse such lenders for any drawings under such letters of credit. In April 2001, PPL Montana also entered into a new $150 million 364-day credit facility. As of June 30, 2001, no borrowings were outstanding under this facility. In the event that PPL Montana were to draw down under this facility and cause lenders to issue letters of credit on its behalf, PPL Montana would be required to reimburse the issuing lenders. PPL has executed a commitment to the lenders under PPL Montana's $150 million credit facility that PPL will provide (or cause PPL Energy Supply to provide if PPL Energy Supply has an investment grade rating on its senior unsecured debt) letters of credit at such times and in such amounts as are necessary to permit PPL Montana to remain in compliance with its fixed price forward energy contracts or its derivative financial instruments entered into to manage energy price risks, to the extent that PPL Montana cannot provide such letters of credit under its existing credit agreements.

At June 30, 2001, PPL Capital Funding had issued approximately $1.5 billion of medium-term notes, of which $1.3 billion were issued at fixed rates between 5.75% and 8.375%, and $175 million at floating rates tied to three-month LIBOR. There were no issuances of medium-term notes in the first half of 2001.

In March 2001, PPL Electric deposited with its Mortgage Trustee $5 million for the purpose of retiring, on July 1, 2001, all of its outstanding First Mortgage Bonds, 9-3/8% Series due 2021, at par value through the maintenance and replacement fund provisions of its Mortgage. These bonds have been retired.

In March 2001, PPL Electric made a payment of $9.6 million to buy back an option related to its 6-1/8% Reset Put Securities due 2006. The option would have permitted a third party to remarket these securities, at higher interest rates, in May 2001. PPL Electric recorded this charge, net of the $1.8 million balance remaining on the third party option. The net charge of $7.8 million is included in "Interest Expense" on the Consolidated Statement of Income for the six months ended June 30, 2001. PPL Electric retired the $200 million, 6-1/8% Reset Put Securities in May 2001.

During the first six months of 2001, PPL Transition Bond Company made principal payments on bonds totaling $129 million.

In December 2000, PPL initiated a Structured Equity Shelf Program for the issuance of up to $100 million in PPL common stock in small amounts on a periodic basis. As of June 30, 2001, PPL had issued $16 million of common stock under this program.

In May 2001, PPL issued 23 million of 7.75% PEPS Units for $575 million. Each PEPS Unit had an issue price of $25 and consists of a contract to purchase shares of PPL common stock on or prior to May 18, 2004 and a trust preferred security of PPL Capital Funding Trust I with a stated liquidation amount of $25. Each purchase contract yields 0.46% per year in contract adjustment payments, paid quarterly, on the $25 stated amount of the PEPS Unit and requires the holders of the contracts to purchase a number of shares of PPL common stock on or prior to May 18, 2004. The number of shares required to be purchased will depend on the average market price of PPL's common stock prior to the purchase date, subject to certain limitations. The holders' obligations to purchase shares under the purchase contracts may be settled by applying the proceeds of a remarketing of the trust preferred securities, which have been pledged to secure these obligations. Each trust preferred security yields 7.29% per year, paid quarterly, until May 18, 2004. The Trust's sole source of funds for distributions are from payments of interest on the 7.29% subordinated notes of PPL Capital Funding, due May 18, 2006, issued to the Trust. The trust preferred securities will be remarketed during the period beginning on the third business day immediately preceeding February 18, 2004, and ending prior to the third business day preceeding May 18, 2004. The interest rate on the subordinated notes and the yield on the trust preferred securities will be reset at a rate that will be equal to or greater than 7.29%. PPL has unconditionally guaranteed the payment of principal and interest on the subordinated notes issued to the Trust by PPL Capital Funding. PPL has also guaranteed the payments on the trust preferred securities, to the extent that the Trust has funds available for payment.

The $575 million of trust preferred securities are included in "Company-obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Company Debentures" on the Consolidated Balance Sheet at June 30, 2001. Net proceeds of $558 million were received, after giving effect to $17 million of issuance expenses. PPL used these proceeds to pay down short-term debt. The $17 million of issuance expenses were charged to "Capital stock expense and other" on the Consolidated Balance Sheet, as well as $7 million for the present value of the estimated liability for contract adjustment payments.

In June 2001, a subsidiary of PPL Generation agreed to partner with an independent party in a synfuel project. The independent party will install and operate synthetic fuel production equipment at the Brunner Island and Montour generating stations. This project is expected to result in annual savings in fuel costs for PPL Generation. The investment in this project was not significant.

8.  Acquisitions, Development and Divestitures

Domestic Generation Project

In January 2001, PPL Montour acquired an additional interest in the coal-fired Conemaugh Power Plant from Potomac Electric Power Company. Under the terms of the acquisition agreement, PPL Montour and a subsidiary of Allegheny Energy, Inc. jointly acquired a 9.72% interest in the 1,711-megawatt plant. PPL Montour paid $78 million for this additional 83-megawatt interest. The purchase increased PPL Montour's ownership interest to 16.25% in the two-unit plant.

In April 2001, PPL Global announced plans to develop a power plant near University Park in Chicago, Illinois at an expected cost of approximately $305 million. The plant would be a 540-megawatt, simple-cycle, natural gas-fired electric generation facility and is expected to be in service by the summer of 2002. PPL Susquehanna also announced plans to increase the capacity of its Susquehanna nuclear plant by 100 megawatts with the installation of more efficient steam turbines on each of the two units. These improvements will be made in the spring of 2003 and 2004 and are expected to cost approximately $120 million.

International Distribution Projects

In January 2001, PPL Global purchased an additional 5.6% of CGE from the Claro group, bringing its total investment to $141 million, or about 8.5%. CGE provides electricity delivery service to 1.4 million customers in Chile, and natural gas delivery service to 200,000 customers in Santiago.

In May 2001, WPDL successfully completed the sale of Hyder's water business, Welsh Water, to the Welsh firm Glas Cymru Cyfyngedig for one British pound sterling and the assumption of all of Welsh Water's debt.

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

In April 2001, PPL Energy Services Northeast acquired two additional mechanical contracting and engineering firms: Elmsford Sheet Metal Works, Inc. and Westech International Inc. The purchase prices for these companies, both based in New York, were not significant.

9.  Commitments and Contingent Liabilities

Wholesale Energy Commitments

As part of the purchase of generation assets from Montana Power, PPL Montana agreed to supply electricity under two wholesale transition service agreements. In addition, PPL Montana assumed a power purchase agreement and another power sales agreement. In accordance with purchase accounting guidelines, PPL Montana recorded a liability of $118 million as the estimated fair value of the contracts at the acquisition date. The supply and purchase contracts are prospectively amortized over the contract terms as adjustments to "Wholesale energy marketing and trading" revenues and "Energy purchases" respectively, on the Consolidated Statement of Income. The unamortized balance at June 30, 2001 was $89 million and is included in "Other" in the "Deferred Credits and Other Noncurrent Liabilities" section of the Consolidated Balance Sheet.

Liability for Above Market NUG Contracts

At June 30, 1998, PPL Electric recorded an $854 million loss accrual for above market contracts with NUGs. Effective January 1999, PPL Electric began reducing this liability as an offset to "Energy purchases" on the Consolidated Statement of Income. This reduction is based on the estimated timing of the purchases from the NUGs and projected market prices for this generation. The final existing NUG contract expires in 2014. In connection with the corporate realignment, effective July 1, 2000, the remaining balance of this liability was transferred to PPL EnergyPlus. The liabilities associated with these above market NUG contracts were $627 million at June 30, 2001.

Commitments - Acquisitions and Development Activities

PPL Global and its subsidiaries have committed additional capital and extended loans to certain affiliates, joint ventures and partnerships in which they have an interest. At June 30, 2001, PPL Global and its subsidiaries had approximately $1 billion of such commitments. The majority of these commitments are for the lease of turbine generators and related equipment for domestic generation projects.

Nuclear Insurance

PPL Susquehanna is a member of certain insurance programs which provide coverage for property damage to members' nuclear generating stations. Facilities at the Susquehanna station are insured against property damage losses up to $2.75 billion under these programs. PPL Susquehanna is also a member of an insurance program which provides coverage for the cost of replacement power during prolonged outages of nuclear units caused by certain specified conditions. Under the property and replacement power insurance programs, PPL Susquehanna could be assessed retroactive premiums in the event of the insurers' adverse loss experience. At June 30, 2001, this maximum assessment was about $20 million.

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

The EPA has also developed a revised ambient ozone standard and a new standard for ambient fine particulates. These standards were challenged and remanded to the EPA by the D.C. Circuit Court of Appeals in 1999. However, on appeal to the United States Supreme Court, the D.C. Circuit Court's decision was reversed in part and remanded to the D.C. Circuit Court. The new particulates standard, if finalized, may require further reductions in SO2 for certain PPL subsidiaries and year-round NOx reductions commencing in 2010-2012 at SIP-call levels in Pennsylvania, and at slightly less stringent levels in Montana. The revised ozone standard, if finalized, is not expected to have a material effect on facilities of PPL subsidiaries.

Under the Clean Air Act, the EPA has been studying the health effects of hazardous air emissions from power plants and other sources, in order to determine what emissions should be regulated, and has determined that mercury emissions must be regulated. In this regard, the EPA is expected to develop regulations by 2004.

In 1999, the EPA initiated enforcement actions against several utilities, asserting that older, coal-fired power plants operated by those utilities have, over the years, been modified in ways that subject them to more stringent "New Source" requirements under the Clean Air Act. The EPA has since issued notices of violation and commenced enforcement activities against other utilities. At this time, PPL is unable to predict whether such EPA enforcement actions will be brought with respect to any of its affiliates' plants. However, the EPA regional offices that regulate plants in Pennsylvania (Region III) and Montana (Region
VIII) have indicated an intention to issue information requests to all utilities in their jurisdiction, and the Region VIII office has issued such a request to PPL Montana's Corette plant. PPL has responded to the information request. PPL cannot presently predict what, if any, action the EPA might take. The EPA has reportedly suspended further enforcement activity pending an interagency review of the "New Source" program. Should the EPA initiate one or more enforcement actions against PPL, compliance with any such EPA enforcement actions could result in additional capital and operating expenses in amounts which are not now determinable, but which could be significant.

The New Jersey Department of Environment Protection and some New Jersey residents have raised environmental concerns with respect to the Martins Creek Plant, particularly with respect to SO2 emissions. PPL Martins Creek is discussing these concerns with the New Jersey Department of Environmental Protection. The cost of addressing these concerns is not now determinable, but could be significant.

Water/Waste
-----------

The final NPDES permit for the Montour plant contains stringent limits for iron discharges. The results of a toxic reduction study show that additional water treatment facilities or operational changes are needed at this station. A plan for these changes is being developed and will be submitted to the DEP in the fall of 2001.

In 2000, the EPA significantly tightened the water quality standard for arsenic. However, the EPA has now withdrawn the standard in order to further study the matter. A tightened standard may require PPL subsidiaries to further treat wastewater and/or take abatement action at several of its power plants, the cost of which is not now determinable, but which could be significant.

The EPA's proposed requirements for new or modified water intake structures will affect where generating facilities are built, will establish intake design standards, and could lead to requirements for cooling towers at new power plants. These proposed regulations are expected to be finalized by November 2001. The rule could require new or modified cooling towers at one or more PPL subsidiary stations. Another new rule, expected to be finalized in 2003, will address existing structures. Each of these rules could impose significant costs on PPL, which are not now determinable.

Superfund and Other Remediation
-------------------------------

In 1995, PPL Electric entered into a consent order with the DEP to address a number of sites where it may be liable for remediation. This may include potential PCB contamination at certain PPL Electric substations and pole sites; potential contamination at a number of coal gas manufacturing facilities formerly owned and operated by PPL Electric; and oil or other contamination which may exist at some of PPL Electric's former generating facilities. In connection with the July 1, 2000 corporate realignment, PPL Electric's generation facilities were transferred to subsidiaries of PPL Generation. As of June 30, 2001, work has been completed on over 80% of the sites included in the consent order.

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

At June 30, 2001, PPL Electric and PPL Gas Utilities had separately accrued $5 million and $14 million, respectively, representing the estimated amounts they will have to spend for site remediation, including those sites covered by each company's consent orders mentioned above.

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

Under the Montana Power acquisition agreement, PPL Montana is indemnified by Montana Power for any pre-acquisition environmental liabilities. However, this indemnification is conditioned on certain circumstances that could result in PPL Montana and Montana Power sharing in certain costs within limits set forth in the agreement.

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

Credit Support for Affiliated Companies

PPL provides certain guarantees for its subsidiaries. Specifically, PPL guarantees all of the debt of PPL Capital Funding. As of June 30, 2001, PPL had guaranteed $1.5 billion of medium-term notes and $425 million of commercial paper issued by PPL Capital Funding. PPL had also guaranteed certain obligations of PPL EnergyPlus for up to $839 million under power purchase and sales agreements. PPL had also guaranteed certain obligations of other subsidiaries, totaling $588 million at June 30, 2001.

10. Related Party Transactions

PPL Global provided temporary financing to WPDL and WPDH in connection with the acquisition of Hyder. The outstanding loan receivables and accrued interest,
154.5 million British pounds sterling (approximately $220 million), were repaid in May 2001.

At December 31, 2000, PPL Global had a $135 million note payable to an affiliate of WPDH. The note was denominated in U.S. dollars, and provided for interest at market rates. PPL Global repaid this note in January 2001.

See Note 14 for information regarding the agreement whereby PPL EnergyPlus will supply electricity to PPL Electric, to meet PPL Electric's PLR obligation.

11. Adoption of SFAS 133

PPL adopted SFAS 133, "Accounting for Derivative Instrument and Hedging Activities," on January 1, 2001. SFAS 133 requires that every derivative instrument be recorded on the balance sheet as an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133 requires that as of the date of initial adoption, the difference between the fair market value of derivative instruments recorded on the balance sheet and the previous carrying amount of those derivatives be reported in net income or other comprehensive income, as appropriate.

In accordance with the transition provisions of SFAS 133, PPL recorded a cumulative-effect adjustment of $11 million in earnings to recognize the difference between the carrying values and fair values of derivatives not designated as hedging instruments. The pre-tax adjustments are included as an increase to "Wholesale energy market and trading" revenues and a decrease to "Energy purchases" on the Consolidated Statement of Income for the six months ended June 30, 2001. PPL also recorded a cumulative-effect charge of $182 million in "Accumulated other comprehensive income" in the Shareowners' Common Equity section of the

Consolidated Balance Sheet to recognize the difference between the carrying values and fair values of derivatives designated as cash flow hedging instruments. During the twelve months ended December 31, 2001, PPL expects to reclassify $145 million into earnings from the transition adjustment that was recorded in other comprehensive income.

Accounting for Derivatives and Hedging Activities

All derivatives are recognized on the balance sheet at their fair value. According to SFAS 133, fair value is defined as the amount at which an asset (liability) could be bought (incurred) or sold (settled) in a current transaction between willing parties, that is, other than in a forced or liquidation sale. On the date the derivative contract is entered into, PPL designates the derivative as:

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

 .    A foreign-currency fair-value or cash flow hedge ("foreign currency"
     hedge),

 .    A hedge of a net investment in a foreign operation, or

 .    A non-hedge derivative.

Changes in the fair value of a derivative that is highly effective as, and that is designated and qualifies as, a fair value hedge, along with the loss or gain on the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings along with the loss or gain on the hedged asset or liability that is attributable to the hedged risk. Changes in the fair value of a derivative that is highly effective as, and that is designated as and qualifies as, a cash flow hedge are recorded in other comprehensive income, until earnings are affected by the variability of cash flows being hedged. Changes in the fair value of derivatives that are designated as and qualify as foreign currency hedges are recorded in either current period earnings or other comprehensive income, depending on whether the hedge transaction is a fair value hedge or a cash flow hedge. If however, a derivative is used as a hedge of a net investment in a foreign operation, its changes in fair value, to the extent effective as a hedge, are recorded in the cumulative translation adjustment account within equity. Changes in the fair value of derivatives that are not designated as hedging instruments are reported in current period earnings.

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

PPL discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item; when the derivative expires or is sold, terminated or exercised; or when the derivative is dedesignated as a hedge instrument because it is unlikely that a forecasted transaction will occur or management determines that designation of the derivative as a hedge instrument is no longer appropriate.

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

Derivative Instruments and Hedging Activities

PPL's primary market risk exposures are associated with commodity prices, interest rate risk and currency exchange rates. PPL actively manages the market risk inherent in its commodity, debt and foreign currency positions. The PPL Board of Directors has adopted risk management policies to manage the risk exposures related to energy prices, interest rates and foreign currency exchange rates. These policies monitor and assist in controlling these market risks and use derivative instruments to manage some associated commodity, debt, and foreign currency activities. As of June 30, 2001, PPL held derivative instruments designated as cash flow hedging instruments.

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

Market risk is the adverse effect on the value of a transaction that results from a change in commodity prices, interest rates or currency exchange rates. The market risk associated with commodity price, interest rate and foreign exchange contracts is managed by the establishment and monitoring of parameters that limit the types and degree of market risk that may be undertaken.

PPL utilizes forward contracts, futures contracts, options and swaps as part of its risk management strategy to minimize unanticipated fluctuations in earnings caused by commodity price, interest rate and foreign currency volatility.

PPL maintains a commodity price risk management strategy that uses derivative instruments to minimize significant, unanticipated earnings fluctuations caused by commodity price volatility. Fluctuations in electricity, natural gas and oil commodity prices cause firm commitments for the purchase or sale of these commodities to develop unrealized gains or losses when compared to current commodity prices; and actual cash outlays for the purchase of electricity, gas and oil to differ from anticipated cash outlays. PPL uses forwards, futures, swaps and options to hedge these risks.

PPL maintains an interest rate risk management strategy that uses derivative instruments to minimize significant, unanticipated earnings fluctuations caused by interest rate volatility. Specific goals are to lower the cost of its borrowed funds and adjust the fixed versus variable composition of its debt portfolio as warranted. Interest rate fluctuations create an unrealized appreciation or depreciation in the market value of PPL's debt when compared to its cost. Gains or losses on derivative instruments that are linked to the debt, however, will generally offset the effect of this unrealized appreciation or depreciation in market value. Additionally, interest rate fluctuations can create an increase or decrease in the interest expense associated with future anticipated debt issuances. Gains or losses on derivative instruments that are linked to the anticipated future debt issuance, however, will generally offset the effect of this increased or decreased future borrowing cost.

PPL maintains a foreign currency risk management strategy that uses derivative instruments to protect against unanticipated fluctuations in earnings and cash flows caused by volatility in currency exchange rates. Movements in foreign currency exchange rates pose a risk to PPL's operations since exchange rate changes may affect cross-border transactions that involve equipment purchases made in foreign currencies. Additionally, various subsidiary investments and repatriated dividends are denominated in foreign currency, thereby creating exposures to changes in exchange rates. PPL uses foreign-currency forward exchange contracts to hedge these risks.

By using derivative instruments to hedge exposures to changes in commodity rates, interest rates and exchange rates, PPL exposes itself to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes PPL, which creates repayment risk for PPL. When the fair value of the derivative contract is negative, PPL owes the counterparty and, therefore does not possess repayment risk. PPL attempts to mitigate the credit (or repayment) risk in derivative instruments by entering into transactions with counterparties who meet credit rating criteria, limiting the amount of exposure to each counterparty, and monitoring the financial condition of its counterparties. Additionally, in certain circumstances, PPL obtains credit enhancements and/or enters into bilateral collateral arrangements.

Fair Value Hedges

PPL enters into financial contracts to hedge a portion of the fair values of firm commitments to transport fuel to its generating facilities. For the six months ended June 30, 2001, PPL had no derivative instruments designated as fair value hedges.

Cash Flow Hedges

PPL enters into physical and financial contracts, including forwards, futures and swaps, to hedge the price risk associated with electric, gas and oil commodities. These contracts range in maturity through 2008. For the three and six months ended June 30, 2001, PPL recorded net-of-tax gains of $219 million and $22 million, respectively (reported in "Accumulated other comprehensive income" in the Shareowners' Common Equity section of the Consolidated Balance Sheet). The most significant portion of these gains is attributable to forward sales contracts and financial swaps in which PPL has reserved and stands ready to deliver energy from the planned output of its generating units. In these cases, PPL will realize a margin that represents the difference between the sales price and the average cost of generation.

As a result of an unplanned outage and changes in other economic conditions, PPL discontinued certain cash flow hedges which resulted in net gains of $33 million and $4 million for the three and six months ended

June 30, 2001, respectively (reported in "Wholesale energy marketing and trading" revenues in the Consolidated Statement of Income). Additionally, PPL recognized a $5 million credit to income resulting from cash flow hedge ineffectiveness.

As of June 30, 2001, the deferred net gains on derivative instruments in accumulated other comprehensive income that are expected to be reclassified into earnings during the next twelve months were $15 million. Transactions and events that are expected to occur over the next twelve months and will necessitate reclassifying these derivative gains to earnings include the sale of electricity, and the purchase and sale of natural gas and the purchase of oil, all of which are facilitated through physical or financial contracts. PPL expects the majority of these gains to be largely offset by the inverse changes in the market value of the underlying commodities such as the electricity generated and the physical gas and oil purchased.

PPL enters into financial interest rate swaps contracts to hedge interest expense associated with both existing and anticipated debt issuances. These swaps range in maturity through 2008. For the three and six months ended June 30, 2001, PPL recognized net-of-tax gains of $8 million and $6 million, respectively (reported as a credits to "Accumulated other comprehensive income" in the Shareowners' Common Equity section of the Balance Sheet). PPL expects these gains to be offset through higher interest rates incurred on the issuance of anticipated debt.

As of June 30, 2001, the deferred net gains on derivative instruments in accumulated other comprehensive income that are expected to be reclassified into earnings during the next twelve months were $1 million. Transactions and events that are expected to occur over the next twelve months and will necessitate reclassifying these derivative gains to earnings include the related amortization associated with the issuance of debt and the repricing of variable rate debt.

PPL enters into foreign currency forward contracts to hedge exchange rates associated with firm commitments denominated in foreign currencies. These forwards range in maturity through 2003. For the three and six months ended June 30, 2001, PPL recognized net-of-tax losses of $1 million and $3 million, respectively (reported as charges to "Accumulated other comprehensive income" in the Shareowners' Common Equity section of the Balance Sheet). PPL expects these losses to be offset by an inverse change in the exchange rate of the underlying commodity, the firm commitment. PPL expects none of these losses to be reclassified into earnings over the next twelve months.

Implementation Issues

On June 29, 2001, the FASB issued definitive guidance on Derivatives Implementation Group issue C15: "Scope Exceptions: Normal Purchases and Normal Sales Exception for Option-Type Contracts and Forward Contracts in Electricity." Issue C15 provides additional guidance on the classification and application of SFAS 133 relating to purchases and sales of electricity utilizing forward contracts and options. This guidance became effective as of July 1, 2001.

Purchases and sales of forward electricity and option contracts that require physical delivery and which are expected to be used or sold by the reporting entity in the normal course of business would generally be considered "normal purchases and normal sales" under SFAS 133. These transactions are outside of the scope of SFAS 133 and therefore are not required to be marked to fair value in the financial statements. As a result, Issue C15 guidance applies to forward transactions classified as cash flow hedges with an after tax gain of $35 million carried in the "Accumulated other comprehensive income" in the Shareowners' Common Equity section of the Consolidated Balance Sheet, which will no longer be designated as cash flow hedges, and will be removed from common equity as the contracts deliver through 2008. Additionally, Issue C15 guidance applies to forward transactions classified as non-hedge with a before tax gain of $2 million reported in current earnings as of June 30, 2001. PPL is still interpreting and evaluating the impact that the application of this guidance will have upon option contracts classified as non-hedge with an insignificant before tax gain reported in current earnings as of June 30, 2001.

Unrealized Gains/Losses on Derivatives Qualified as Hedges
(Millions of Dollars)
(After tax)

                                                          June 30, 2001
                                                          -------------
                                                 Three Months        Six Months
                                                     Ended              Ended
                                                 ------------        ----------
Unrealized losses on derivatives
qualified as hedges, beginning of
period:.....................................     $       (190)       $        0

Unrealized gains (losses) arising
during period:
    Cumulative effect of change in
    accounting principle at
    January 1, 2001.........................                               (182)

    Other unrealized gains .................              250               225

    Less: reclassification for gains
    included in net income..................               25                 8
                                                 ------------       -----------
Other comprehensive income..................              225                35
                                                 ------------       -----------


Unrealized gains  on derivatives
qualified as hedges, end of
period                                           $         35       $        35
                                                 ============       ===========

12. New Accounting Standards

SFAS 141

On June 30, 2001, the FASB issued SFAS 141, "Business Combinations," which eliminates the pooling-of-interest method of accounting for business combinations and requires the use of the purchase method. In addition, it requires the reassessment of intangible assets to determine if they are appropriately classified either separately or within goodwill. SFAS 141 is effective for business combinations initiated after June 30, 2001. PPL adopted SFAS 141 on July 1, 2001, with no material impact on net income.

SFAS 142

On June 30, 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets," which eliminates the amortization of goodwill and other acquired intangible assets with indefinite economic useful lives. SFAS 142 requires an annual impairment test of goodwill and other intangible assets that are not subject to amortization. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The impact of adopting SFAS 142 is not yet determinable, but may be material.

SFAS 143

On June 30, 2001, the FASB approved SFAS 143, "Accounting for Asset Retirement Obligations," on the accounting for obligations associated with the retirement of long-lived assets. SFAS 143 requires a liability to be recognized in the financial statements for retirement obligations meeting specific criteria. Measurement of the initial obligation is to approximate fair value with an equivalent amount recorded as an increase in the value of the capitalized asset. The asset will be depreciated in accordance with normal depreciation policy and the liability will be increased, with a charge to the income statement, until the obligation is settled. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The potential impact of adopting SFAS 143 is not yet determinable, but may be material.

13. Sales to California Independent System Operator and to Other Pacific Northwest Purchasers

Through subsidiaries, PPL has made approximately $18 million of sales to the California Independent System Operator ("Cal ISO"), for which PPL has not yet been paid in full. Given the myriad of electricity supply problems presently faced by the California electric utilities and the Cal ISO, PPL cannot predict when it will receive payment. As of June 30, 2001, PPL has fully reserved for possible underrecoveries of payments for these sales.

Litigation arising out of the California electricity supply situation has been filed at the FERC and in California courts against sellers of energy to the Cal ISO. The plaintiffs and intervenors in these proceedings allege abuses of market power, manipulation of market prices, unfair trade practices and violations of state antitrust laws, among other things, and seek price caps on wholesale sales in California and other western power markets, refunds of excess profits allegedly earned on these sales, and other relief, including treble damages and attorney's fees. Certain of PPL's subsidiaries have intervened in the FERC proceedings in order to protect their interests, but have not been named as defendants in any of the court actions. In addition, attorneys general in several western states, including California, have begun investigations related to the electricity supply situation in California and other western states. FERC currently is considering whether to order refunds for sales made into California markets, including sales made by PPL subsidiaries. FERC also is considering whether to order refunds for sales made in the Pacific Northwest, including sales made by PPL subsidiaries. PPL cannot predict whether any of its subsidiaries will eventually be the target of any governmental investigation or named in these lawsuits, refund proceedings or other lawsuits, the outcome of any such proceeding or whether the ultimate impact on PPL or its subsidiaries of the electricity supply situation in California and other western states will be material.

14. Subsequent Events

Strategic Initiative

In April 2001, PPL announced a plan to confirm the structural separation of PPL Electric from PPL and PPL's other affiliated companies, in a transaction that enables PPL Electric to reduce business risk by securing a supply contract adequate for it to meet its PLR obligations, enables PPL EnergyPlus to lock in an electric supply agreement at current favorable prices, and enables PPL to raise capital at attractive rates for its unregulated businesses, while allowing PPL to retain valuable advantages related to operating both energy supply and energy delivery businesses.

The strategic initiative is designed to substantially reduce PPL Electric's exposure to volatility in energy prices through 2009 and to reduce its business and financial risk profile by, among other things, limiting its business activities to the transmission and distribution of electricity and businesses related to or arising out of the electric transmission and distribution businesses.

Under this initiative, PPL Electric is taking the following steps:

 .    PPL Electric has obtained a long-term electric supply contract, at prices generally equal to the pre-
     determined "capped" rates under the 1998 PUC settlement order it is authorized to charge its PLR customers, to satisfy its PLR obligations to retail customers from 2002 through 2009;


 .    PPL Electric will limit its businesses to electric transmission and distribution and activities relating to or arising out of those businesses;

 .    PPL Electric will adopt amendments to its Articles of Incorporation and
     Bylaws containing corporate governance and operating provisions designed to reinforce its corporate separateness from affiliated companies;

 .    PPL Electric will appoint an independent director to its Board of Directors and require the unanimous consent of the Board of Directors, including the consent of the independent director, to amendments to these corporate governance and operating provisions or to the commencement of any insolvency proceeding, including any filing of a voluntary petition in bankruptcy or other similar actions;

 .    PPL Electric will appoint an independent compliance administrator to review, on a semi-annual basis, its compliance with the new corporate governance and operating requirements contained in its amended Articles of Incorporation and Bylaws; and

 .    PPL Electric will adopt a plan of division pursuant to the Pennsylvania
     Business Corporation Law. The plan of division will result in two separate corporations. PPL Electric will be the surviving corporation and a new Pennsylvania corporation will be created. Under the plan of division, $5 million of cash and certain of PPL Electric's potential liabilities will be allocated to the new corporation. PPL will guarantee the obligations of the new corporation with respect to such liabilities.

The enhancements to PPL Electric's legal separation from its affiliates are intended to minimize the risk that a court would order PPL Electric's assets and liabilities to be substantively consolidated with those of PPL or another affiliate of PPL in the event that PPL or another PPL affiliate were to become a debtor in a bankruptcy case. Taken collectively with the other steps in the strategic initiative to reduce its business risk profile, PPL Electric anticipates that it can increase the leverage in its capital structure, replacing higher-cost equity with lower-cost debt, and thus lower its total cost of capital.

At a special meeting of PPL Electric shareowners held on July 17, 2001, the plan of division and the amendments to PPL Electric's Articles of Incorporation and Bylaws referred to above were approved. The plan of division and the amendments to the Articles of Incorporation and Bylaws will become effective upon filing of articles of division and the plan of division with the Secretary of State of the Commonwealth of Pennsylvania. This filing will be made in conjunction with the issuance of the PPL Electric debt.

Under the Pennsylvania Customer Choice Act, PPL Electric is required to act as a PLR to provide electricity to its delivery customers who do not select an alternate supplier. As part of a restructuring settlement with the PUC, PPL Electric agreed to provide such electricity to such customers at pre-set rates through 2009. While these generation supply rates vary by customer class, the settlement provided for average rates ranging from 4.16 cents per kWh in 2001, increasing to 5.02 cents per kWh in 2009. PPL Electric currently has a full requirements supply agreement with PPL EnergyPlus designed to enable PPL Electric to meet this obligation until the end of 2001. Under its existing contract with PPL Electric, PPL EnergyPlus provides all of PPL Electric's supply needs at the price cap level through 2001, regardless of the prevailing market price. As part of the strategic initiative, PPL Electric solicited bids to contract with energy suppliers to meet its obligation to deliver energy to its customers from 2002 through 2009.

In June 2001, PPL Electric announced that PPL EnergyPlus was the low bidder, among six bids examined, and was selected as the company to provide for the energy supply requirements of PPL Electric from 2002 through 2009. Under this contract, PPL EnergyPlus will provide electricity at pre-established capped prices that PPL Electric is authorized to charge its PLR customers, and receive a $90 million payment by January 1, 2002, to offset differences between the revenues expected under the capped prices and projected market prices through the life of the supply agreement (as projected by PPL EnergyPlus at the time of its bid). The contract results in PPL EnergyPlus having an eight-year contract at current market prices.

In July 2001, the energy supply contract was approved by the PUC and accepted for filing by the FERC.

Also in July 2001, PPL Electric filed a shelf registration statement with the SEC to issue up to $900 million in debt. PPL Electric will use a portion of the proceeds of any debt issuances under the registration statement to make the $90 million up-front payment to PPL EnergyPlus under the terms of the long-term energy supply contract, and to repurchase a portion of its common stock from PPL. The remainder of the proceeds will be used for general corporate purposes.

The common stock repurchase by PPL Electric will make additional capital available to PPL for PPL's growing, higher-return, unregulated generation business.

Turbine Leases

In September 2000, a subsidiary of PPL Global entered into a $470 million operating lease for turbine generators, which in November 2000 was increased to $550 million to also include related equipment (SCRs, transformers and spare engines). The turbines are under an operating lease structure that eliminates PPL's need for cash outlays during the turbine manufacturing process and diversifies PPL's portfolio. The payment obligations of the PPL Global subsidiary under this operating lease have been guaranteed by PPL.

In May 2001, another PPL Global subsidiary entered into an operating lease arrangement, initially for $900 million and increased in July 2001 to $1.06 billion upon syndication, for the development, construction and operation of several commercial power generation facilities. Certain obligations of the PPL Global subsidiary under this operating lease have been guaranteed by PPL and PPL Energy Supply. PPL's guarantee will fall away upon the satisfaction of a number of conditions, including PPL Energy Supply obtaining specified credit ratings with respect to its debt.

Energy Supply to Montana Power

PPL Montana has two transition agreements to supply wholesale electricity to Montana Power. One agreement provides for the sale of 200 megawatts from the leasehold interest in Colstrip Unit 3 until December 2001. The second agreement covers Montana Power until its remaining load is zero, but in no event later than June 2002. In April 2001, PPL announced that PPL EnergyPlus has offered to provide Montana Power with 500 megawatts of energy to be supplied by PPL Montana. The delivery term of this new contract would be for five years beginning July 1, 2002, which is the day after the termination date of the second transition agreement, pursuant to which PPL Montana supplies energy to Montana Power to serve its retail load not served by other providers or provided by Montana Power's remaining generation.

Under the proposed new contract, PPL Montana would be obligated to sell this energy to Montana Power only to the extent that the energy is produced by certain designated units of PPL Montana. The price under the contract would be fixed at 4 cents per kWh. However, if PPL Montana is subjected to significantly increased costs or regulatory burdens by the MPSC or the Montana Legislature or any other governmental authority during the contract period, PPL Montana could pass the resulting costs through to Montana Power as an addition to the contract price. Also, in that event PPL Montana could terminate the contract. Montana Power has not accepted the new contract. If PPL EnergyPlus and Montana Power agree to a contract, it would be submitted to the MPSC and the FERC for review and approval.

In June 2001, the MPSC issued an order (MPSC Order) in which it found that Montana Power must continue to provide electric service to its customers at tariffed rates until its transition plan under the Montana Electricity Utility Industry Restructuring and Customer Choice Act is finally approved, and that purchasers of generating assets from Montana Power must provide electricity to meet Montana Power's full load requirements at prices to Montana Power that reflect costs calculated as if the generation assets had not been sold. PPL Montana purchased Montana Power's interest in two coal-fired plants and 11 hydroelectric units in 1999.

In July 2001, PPL Montana filed a complaint against the MPSC with the U.S. District Court in Helena, Montana, challenging the MPSC Order. In its complaint, PPL Montana asserted, among other things, that the Federal Power Act preempts states from exercising regulatory authority over sale of electricity in wholesale markets, and requested the court to declare the MPSC action preempted, unconstitutional and void. In addition, the complaint requested that the MPSC be enjoined from seeking to exercise any authority, control or regulation of wholesale sales from PPL Montana's generating assets.

At this time, PPL cannot predict the outcome of the proceedings related to the MPSC Order, whether PPL Montana and Montana Power will reach a new supply agreement, whether any such agreement will be approved by the MPSC or the FERC on acceptable terms, what actions the MPSC, the Montana Legislature or any other governmental authority may take on these or related matters, or the ultimate impact on PPL and PPL Montana of any of these matters.

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

                             Results of Operations
                             ---------------------

The following discussion explains significant changes in principal items on the Consolidated Statement of Income, comparing the three and six months ended June 30, 2001, to the comparable periods in 2000.

The Consolidated Statement of Income reflects the results of past operations and is not intended as any indication of future operating results. Future operating results will necessarily be affected by various and diverse factors and developments. Furthermore, because results for interim periods can be disproportionately influenced by various factors and developments and by seasonal variations, the results of operations for interim periods are not necessarily indicative of results or trends for the year. Finally, PPL Global acquired CEMAR in June 2000, and fully consolidated its accounts in September 2000. Accordingly, the results for the first half of 2001 include CEMAR, whereas the results for the first half of 2000 do not.

Earnings

Earnings per share were $.80 during the three months ended June 30, 2001, compared with $.64 per share during the same period in 2000. The second quarter of 2000 benefited from a nonrecurring item of $.04 per share related to an insurance settlement for environmental liability coverage. Excluding this nonrecurring item, earnings per share in the second quarter of 2001 were $.20 per share, or 33%, higher than the adjusted earnings of $.60 per share in the second quarter of 2000.

This earnings improvement was primarily due to higher earnings of PPL Montana, resulting from increased margins on wholesale energy sales. This reflects higher wholesale energy prices in the western U.S. The second quarter earnings improvement also reflects favorable tax credits from synfuel operations. These earnings improvements were partially offset by a $.17 per share gain on the sale of emission allowances recorded in the second quarter of 2000.

Earnings per share were $2.33 (or $2.31 diluted) during the six months ended June 30, 2001, compared with $1.63 per share during the same period in 2000. After eliminating the aforementioned $.04 per share nonrecurring item, earnings per share in the first half of 2001 were $.74 per share, or 47%, higher than the adjusted earnings in the first half of 2000.

This earnings improvement was primarily attributable to the reasons noted above, as well as higher earnings of PPL Global. This reflects higher equity earnings in international projects, as well as the equity in earnings of WPDL, which acquired Hyder in October 2000.

Operating Revenues

Retail Electric and Gas
-----------------------

The increase (decrease) in retail revenues from electric and gas operations was attributable to the following (millions of dollars):

                                      June 30, 2001 vs. June 30, 2000
                                      -------------------------------
                                         Three Months  Six Months
                                            Ended         Ended
                                           -------       -------
Retail Electric Revenue
    PPL Electric
       electric delivery............       $     1       $     3
       PLR electric generation
       supply.......................            87           136
    PPL EnergyPlus
       electric generation supply...           (40)          (61)
    PPL Global international
       electric delivery............            25            71
    Other...........................            (2)           (4)
                                           -------       -------
                                                71           145
                                           =======       =======

Retail Gas Revenue
    PPL Gas Utilities...............             4            28
    PPL EnergyPlus..................             6            19
                                           -------       -------
                                                10            47
                                           -------       -------

                                           $    81       $   192
                                           =======       =======

Operating revenues from retail electric operations increased by $81 million and $192 million for the three and six months ended June 30, 2001, respectively, when compared to the same periods in 2000. PPL Electric revenues as a PLR increased by $87 million and $136 million for the three and six months ended June 30, 2001, respectively, due to fewer retail customers shopping for electricity under Pennsylvania's Customer Choice Act. Revenues from PPL Global were also higher in both periods, primarily due to revenues of CEMAR. Partially offsetting these increases were lower PPL EnergyPlus retail revenues. This was primarily due to expirations of contracts with existing customers and an increased emphasis on competing in wholesale markets.

Pursuant to the Customer Choice Act and a restructuring settlement with the PUC, PPL Electric is required, through 2009, to provide electricity at pre-set prices to its delivery customers who do not select an alternate supplier. While these supply rates vary by customer class, the settlement provides for average rates ranging from 4.16 cents per kWh in 2001, increasing to 5.02 per kWh in 2009. As part of such settlement agreement, PPL Electric also agreed to a cap on its average transmission and distribution rates of 1.74 cents per kWh through 2004.

Both PPL Gas Utilities and PPL EnergyPlus experienced higher retail gas revenues during the three and six months ended June 30, 2001, when compared to the same periods in 2000. PPL Gas Utilities' increase was primarily due to a base rate increase effective January 1, 2001, and higher off-system sales volumes. PPL EnergyPlus' increase was primarily due to higher gas prices.

Wholesale Energy Marketing and Trading
--------------------------------------

The increase (decrease) in revenues from wholesale energy marketing and trading activities was attributable to the following (millions of dollars):

                                June 30, 2001 vs. June 30, 2000
                                -------------------------------
                                Three Months          Six Months
                                    Ended               Ended
                                ------------          ---------
Eastern markets
    Bilateral/Spot market.....  $        (13)         $     (76)
    Cost-based................           (11)               (16)
    Gas & oil.................           (42)               (54)
    Other.....................             3                 (1)
                                ------------          ---------
                                         (63)              (147)

Western markets...............            36                157

Intercompany eliminations.....           (27)               (57)
                                ------------          ---------
                                $        (54)         $     (47)
                                ============          =========

Wholesale energy marketing and trading revenues decreased by $54 million and $47 million for the three and six months ended June 30, 2001, when compared to the same periods in 2000. Decreases in eastern markets were partially offset by increases in western markets for both periods.

The decrease in eastern markets was primarily due to lower gas and oil trading activity, and the expiration of capacity and energy agreements with JCP&L and BG&E. The decrease in revenues also reflects lower bilateral/spot market sales, due to unplanned outages, creating fewer opportunities to sell forward and less trading activity. The increase in western markets was due to higher wholesale energy prices related to the energy supply shortage in the western U.S.

In June 2001, the FERC instituted a series of price controls designed to mitigate (or cap) prices in the entire western U.S. as a result of the California energy crisis. These price controls have had the effect of significantly lowering spot and forward energy prices in the western U.S.

Energy Related Businesses

Energy related businesses contributed $18 million and $12 million to the operating income of PPL for the three months ending June 30, 2001 and 2000, respectively. For the six months ending June 30, 2001 and 2000, these businesses contributed a total of $45 million and $33 million, respectively, to operating income. The improvement in 2001 primarily reflects PPL Global's higher equity earnings from WPDH, and other international investments, and equity in the earnings of WPDL, which acquired Hyder in September 2000. PPL Global's equity earnings, net of its development, administrative and general expenses, contributed an additional $24 million in operating income for the six months ended June 30, 2001, compared to the same period in 2000. These gains and others from PPL mechanical contracting and engineering subsidiaries were partially offset by pre-tax operating losses from synfuel projects. However, after recording tax credits associated with synfuel operations, the synfuel projects contributed approximately $11 million to net income for the six months ended June 30, 2001. (See "Income Taxes" for further information).

Fuel

Fuel costs increased by $18 million and $60 million for the three and six months ended June 30, 2001, compared with the same periods in 2000.

Electric fuel costs increased by $12 million for the three months ended June 30, 2001, compared with the same period in 2000. The increase was attributed to higher usage of PPL Generation's oil/gas fired units as well as higher per-unit costs for this generation. The units were needed to compensate for an unplanned outage at a coal-fired station. The increase in fossil fuel expense was partially offset by recognized mark-to-market gains on gas transactions.

Electric fuel increased by $29 million for the six months ended June 30, 2001, compared with the same period in 2000. The increase was attributed to the reasons noted above, as well as higher coal prices, partially offset by lower nuclear fuel costs.

The cost of natural gas and propane increased by $6 million and $31 million for the three and six months ended June 30, 2001, compared with the same periods in 2000. The second quarter increase reflects higher per-unit prices for gas purchases. The year-to-date increase reflects higher prices as well as higher off-system volume due to higher demand.

Energy Purchases

The increase (decrease) in energy purchases was attributed to the following (millions of dollars):

                                          June 30, 2001 vs. June 30, 2000
                                          -------------------------------
                                          Three Months         Six Months
                                              Ended               Ended
                                          ------------         ----------
Domestic
    Eastern markets.........              $        (65)        $     (157)
    Western markets.........                        (4)                 6

International...............                        12                 27
                                          ------------         ----------
                                          $        (57)        $     (124)
                                          ============         ==========

Energy purchases decreased by $57 million and $124 million during the three and six months ended June 30, 2001, respectively, compared with the same periods in 2000. These decreases were primarily due to lower eastern market purchases, partially offset by higher international purchases. The decrease in eastern markets was attributable to lower quantities of wholesale purchases needed to supply wholesale load obligations, lower quantities of gas purchases for wholesale activity, as well as lower purchases for PPL EnergyPlus retail sales. These decreases were partially offset by recognized losses on certain long-term forward transactions, an increase in prices for wholesale purchases, and higher volumes of interchange activity to compensate for an unplanned outage. International increases were primarily due to energy purchases by CEMAR.

Other Operation Expenses

Other operation expenses increased by $52 million and $67 million for the three and six months ended June 30, 2001, respectively, when compared with the same periods in 2000. These increases include a $40 million gain on the sale of emission allowances recognized by PPL Electric in the second quarter of 2000, $11 million of CEMAR expenses, and PPL Montana's lease of the Colstrip generating facilities in the first half of 2001, as opposed to depreciating these facilities in the first half of 2000. These increases were partially offset by lower pension costs recorded in 2001. These lower pension costs resulted from pension investment performance.

Amortization of Recoverable Transition Costs

Amortization of recoverable transition costs increased by $9 million and $17 million, respectively, during the three and six months ended June 30, 2001, when compared with the same periods in 2000. These increases were primarily due to the collection of CTC revenues related to prior year CTC deferrals of amounts in excess of the rate cap.

Maintenance Expenses

Maintenance expenses increased by $13 million and $18 million for the three and six month periods ended June 30, 2001, respectively, when compared to the same periods in 2000. These increases were primarily due to higher general maintenance costs at PPL's fossil plants and refueling outage costs at PPL Susquehanna. The increase at the fossil plants reflects a wider scope of outage activities, and the acceleration of other outage work generally completed in the fall. The increase in refueling outage costs reflects additional overtime and contractor costs to improve plant equipment reliability, as well as the timing of refueling outage costs.

Depreciation

Depreciation decreased by $6 million and $11 million for the three and six months ended June 30, 2001, respectively, when compared to the same periods in 2000. These decreases were primarily due to a change in the estimated economic remaining useful lives of certain PPL generating plants based on studies done in conjunction with corporate realignment activities undertaken in early 2000. Also contributing to the decreases were PPL Montana's sale and leaseback of its investment in the Colstrip plant in July 2000, and a change in life characteristics for transmission and distribution property. These reductions in depreciation expense were partially offset by depreciation of CEMAR's transmission, distribution and other assets.

Taxes, Other Than Income

Taxes other than income decreased by $4 million and $14 million for the three and six months ended June 30, 2001, respectively, compared with the same periods in 2000. These changes were primarily the result of lower gross receipts tax accruals due to a reduction in the Pennsylvania gross receipts tax rate, and lower PPL EnergyPlus retail electric revenues in 2001 as compared to 2000. Property taxes were also lower in 2001 as compared to the same periods in 2000.

Financing Costs

Interest expense decreased by $4 million for the three months ended June 30, 2001, when compared with the same period in 2000. This was primarily the result of reductions in interest due to the retirement of first mortgage bonds and transition bonds, and lower levels of short-term debt. These decreases were partially offset by higher levels of medium-term note balances as compared to the second quarter of 2000.

Interest expense increased by $12 million for the six months ended June 30, 2001, when compared to the same period in 2000. This increase was primarily the result of higher levels of medium-term debt and commercial paper balances, interest expense of CEMAR, and the buy-back of a call option to re-market securities. These increases were partially offset by retirements of first mortgage bonds and transition bonds, and lower levels of short-term debt.

Dividends on preferred securities increased by $6 million for the three and six months ended June 30, 2001, as compared to the same periods in 2000. This was primarily due to the issuance of PEPS Units in May 2001.

Income Taxes

Income taxes decreased by $23 million and increased by $21 million for the three and six months ended June 30, 2001, respectively, when compared to the same periods in 2000. PPL's pre-tax book income was higher in both periods in 2001. The increased income tax expense was offset by an adjustment for federal synfuel tax credits recognized in the second quarter of 2001, following an evaluation of the IRS' revenue procedures as they apply to the synfuel projects.

                              Financial Condition
                              -------------------

Energy Marketing and Trading Activities

PPL, through PPL EnergyPlus, purchases and sells energy at the wholesale level under FERC market-based tariffs throughout the U.S. PPL enters into agreements to market energy and capacity from its generating assets with the expectation of profiting from market price fluctuations.

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

Credit risk relates to the risk of loss that PPL would incur as a result of non-performance by counterparties pursuant to the terms of their contractual obligations. PPL maintains credit policies and procedures with respect to counterparties (including requirements that counterparties meet certain credit ratings criteria) and requires other assurances in the form of credit support or collateral in certain circumstances in order to limit counterparty credit risk. However, PPL has concentrations of suppliers and customers in the electric and natural gas industries, including electric utilities, natural gas distribution companies and other energy marketing and trading companies. These concentrations of counterparties may impact PPL's overall exposure to credit risk, either positively or negatively, in that the counterparties may be similarly affected by changes in economic, regulatory or other conditions. To date, PPL has not experienced any significant losses due to non-performance by counterparties. However, given the current electric energy situation in California, PPL has established a reserve with respect to certain sales to the California ISO for which PPL has not yet been paid. See Note 13 to the Financial Statements for a discussion related to the California situation.

Market Risk Sensitive Instruments

Quantitative and Qualitative Disclosures About Market Risk
----------------------------------------------------------

PPL actively manages the market risk inherent in its commodity, debt, and foreign currency and equity positions as detailed in Note 11 to the Financial Statements. Nonetheless, adverse changes in commodity prices, interest rates, foreign currency exchange rates and equity prices may result in losses in earnings, cash flows and/or fair values. The forward-looking information presented below provides only estimates of what may occur in the future, assuming certain adverse market conditions, due to reliance on model assumptions. As a result, actual future results may differ materially from those presented. These disclosures are not precise indicators of expected future losses, but only indicators of reasonably possible losses.

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

As of June 30, 2001, PPL estimated that a 10% adverse movement in market prices across all geographic areas and time periods could have decreased the value of its non-hedge portfolio by approximately $1 million. For PPL's hedge portfolio, a 10% adverse movement in market prices across all geographic areas and time periods could have decreased the value of its hedge portfolio by approximately $33 million. However, this would have been offset by an increase in the value of the underlying commodity, the electricity generated. In addition to commodity price risk, PPL's commodity positions are also subject to operational and event risks including, among others, increases in load demand and forced outages at power plants.

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

PPL also executes these contracts to take advantage of market opportunities. As a result, PPL may at times create a net open position in its portfolio that could result in significant losses if prices do not move in the manner or direction anticipated.

Commodity Price Risk - PPL Electric
-----------------------------------

Currently, PPL Electric and PPL EnergyPlus have a power sales agreement under which PPL EnergyPlus sells to PPL Electric, under a predetermined pricing arrangement, energy, capacity, and ancillary services to fulfill PPL Electric's PLR obligation through 2001. PPL EnergyPlus has contracted to supply PPL Electric with long-term power for the period 2002 through 2009. See Note 14 to the Financial Statements for additional information. As a result, PPL Electric has shifted any electric price risk relating to its PLR obligation to PPL EnergyPlus for 2001 through 2009.

Interest Rate Risk
------------------

PPL and its subsidiaries, including PPL Electric, have issued debt to finance their operations. PPL has also issued debt to provide funds for unregulated energy investments, which also increases interest rate risk. PPL manages interest rate risk by using financial derivative products to adjust the mix of fixed and floating-rate interest rates in its debt portfolios, adjusting the duration of its debt portfolios and locking in U.S. treasury rates (and interest rate spreads over treasuries) in anticipation of future financing, when appropriate. Risk limits under the risk management program are designed to balance risk exposure to volatility in interest expense and losses in the fair value of PPL's and PPL Electric's debt portfolio due to changes in the absolute level of interest rates.

At June 30, 2001, PPL's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was estimated at $3 million.

PPL is also exposed to changes in the fair value of its debt portfolio. At June 30, 2001, PPL estimated that its potential exposure to a change in the fair value of its debt portfolio, through a 10% adverse movement in interest rates, was $51 million.

PPL utilizes various risk management instruments to reduce its exposure to adverse interest rate movements for future anticipated financings. While PPL is exposed to changes in the fair value of these instruments, they are designed such that any economic loss in value should be offset by interest rate savings at the time the future anticipated financing is completed. At June 30, 2001, PPL estimated its potential exposure to a change in the fair value of these instruments, through a 10% adverse movement in interest rates, was approximately $23 million.

See Notes 5 and 11 to the Financial Statements for a discussion of financial derivative instruments outstanding at June 30, 2001.

Foreign Currency Risk
---------------------

PPL Global has investments in international energy-related distribution facilities. PPL Global is exposed to foreign currency risk primarily through investments in affiliates in Latin America and Europe. In addition, PPL may make purchases of equipment in currencies other than U.S. dollars.

PPL has adopted a foreign currency risk management program designed to hedge foreign currency exposures, including firm commitments, recognized assets or liabilities, and net investments. At June 30, 2001, PPL had a purchase obligation for equipment payable in euros. In addition, PPL Global expects the payment of certain payables in British pounds sterling. Therefore, as of June 30, 2001, PPL had entered into forward contracts for the purchase of 52 million euros and the sale of 78 million British pounds sterling. See Notes 5 and 11 to the Financial Statements for additional information.

Nuclear Decommissioning Fund - Securities Price Risk
----------------------------------------------------

PPL Susquehanna maintains trust funds, as required by the NRC, to fund certain costs of decommissioning the Susquehanna station. As of June 30, 2001, these funds were invested primarily in domestic equity securities and fixed-rate, fixed income securities and are reflected at fair value on PPL's Consolidated Balance Sheet. The mix of securities is designed to provide returns to be used to fund Susquehanna's decommissioning and to compensate for inflationary increases in decommissioning costs. However, the equity securities included in the trusts are exposed to price fluctuation in equity markets, and the values of fixed rate, fixed income securities are exposed to changes in interest rates. PPL Susquehanna actively monitors the investment performance and periodically reviews asset allocation in accordance with its nuclear decommissioning trust policy statement. A hypothetical 10% increase in interest rates and a 10% decrease in equity prices would have resulted in an estimated $18 million reduction in the fair value of the assets at June 30, 2001.

PPL Electric's restructuring settlement agreement in 1998 provides for the collection of authorized nuclear decommissioning costs through the CTC. Additionally, PPL Electric is permitted to seek recovery from customers of up to 96% of any increases in these costs. Under the purchase agreement between PPL Electric and PPL EnergyPlus, these revenues are passed on to PPL EnergyPlus. Similarly, these revenues are passed on to PPL Susquehanna under a power purchase agreement between PPL EnergyPlus and PPL Susquehanna. Therefore, PPL's securities price risk is expected to remain insignificant.

Acquisitions and Development

At June 30, 2001, PPL Global had investments in foreign facilities, including consolidated investments in Emel, EC, CEMAR and others. See Note 3 to the Financial Statements for information on PPL Global's unconsolidated investments accounted for under the equity method.

See Note 8 to the Financial Statements for information regarding acquisitions and development activities.

Development activities continue on the Griffith and Wallingford projects, located near Kingman, Arizona and Wallingford, Connecticut, respectively. These facilities are expected to be operational during the third quarter of 2001, and will add in excess of 500 megawatts of capacity.

Also, PPL Global is pursuing the development of a 600-megawatt combined cycle facility in Lower Mount Bethel, Pennsylvania. The facility, at an estimated cost of $400-$450 million, is expected to be in service in late 2003 or early 2004, pending necessary governmental approvals.

Financing Activities

See Notes 7 and 14 to the Financial Statements for a discussion of financing activities.

Financing and Liquidity

Cash and cash equivalents decreased by $394 million more during the six months ended June 30, 2001, compared with the same period in 2000. The reasons for this change were:

 .    A $51 million decrease in cash provided by operating activities, primarily due to lower balances of accounts payable, accrued taxes, and accrued interest.

 .    A $415 million decrease in cash used in investing activities, primarily due to less investment in electric energy projects. Investing activities for the six months ended June 30, 2000, included the acquisition of CEMAR.

 .    A $758 million decrease in cash provided by financing activities, reflecting a decrease in the net issuance of securities, and a decrease in short-term debt.

Financial Indicators

Earnings for 2001 and 2000 were impacted by nonrecurring items. (See "Earnings" in PPL's Form 10-K for the year ended December 31, 2000 for additional information.) The following financial indicators reflect the elimination of these impacts from earnings, and provide an additional measure of the underlying earnings performance of PPL and its subsidiaries:

                                                        Twelve Months Ended
                                                              June 30,
                                                      -----------------------
                                                         2001   vs.   2000
Earnings per share, diluted,
  as adjusted.........................                $  4.00       $ 2.76
Return on average common equity.......                  30.25%       24.87%
Times interest earned before income
  taxes...............................                   3.24         2.90
Dividends declared per share..........                $  1.06       $ 1.03


Environmental Matters

See Note 9 to the Financial Statements for a discussion of environmental matters.

Increasing Competition

The electric utility industry has experienced, and will continue to experience, a significant increase in the level of competition in the energy supply market at both the state and federal level. PPL believes that as deregulation of the energy industry continues on both the federal and state levels and retail markets are opened to new participants and new services, competition will continue to be intense. Additionally, competitive pressures have resulted from technological advances in power generation and electronic communications, and the energy markets have become more efficient. Refer to PPL's Form 10-K for the year ended December 31, 2000 for a discussion of state and federal activities in this regard.

PPL EnergyPlus serves industrial and commercial customers in Pennsylvania, New Jersey, Delaware and Montana. PPL EnergyPlus is also licensed to sell energy in Maine, Maryland and Massachusetts.

In June 2001, the FERC issued orders calling for the formation of one RTO throughout the Mid-Atlantic region (PJM), New York and New England. In response, PPL is taking the position that a single northeastern RTO is a significant step forward in establishing a reliable and properly functioning wholesale electricity market in the region. PPL strongly supports the most comprehensive amalgamation of the existing and proposed northeast pools, including the establishment of a single RTO as well as the elimination of marketplace distinctions and control area boundaries. FERC's northeastern RTO proceeding is continuing.

      Item 3. Quantitative and Qualitative Disclosures About Market Risk
      ------------------------------------------------------------------

Reference is made to "Market Risk Sensitive Instruments" in the Management's Discussion and Analysis of Financial Condition and Results of Operations.

              PPL ELECTRIC UTILITIES CORPORATION AND SUBSIDIARIES

PPL ELECTRIC UTILITIES CORPORATION AND SUBSIDIARIES
---------------------------------------------------
Part 1. FINANCIAL INFORMATION
-----------------------------
Item 1. Financial Statements
----------------------------

In the opinion of PPL Electric, the unaudited financial statements included herein reflect all adjustments necessary to present fairly the Consolidated Balance Sheet as of June 30, 2001 and December 31, 2000, and the Consolidated Statement of Income, Consolidated Statement of Cash Flows, and Consolidated Statement of Shareowner's Common Equity and Comprehensive Income for the periods ended June 30, 2001 and 2000. All nonutility operating transactions are included in "Other Income - net" in PPL Electric's Consolidated Statement of Income. These financial statements have been impacted by the corporate realignment on July 1, 2000. See Note 7 to the Financial Statements for additional information.

CONSOLIDATED STATEMENT OF INCOME
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

                                                                                      Three Months Ended       Six Months Ended
                                                                                           June 30,                June 30,
                                                                                   ------------------------ -----------------------
                                                                                      2001         2000        2001        2000
                                                                                   -----------  ----------- ----------- -----------
Operating Revenues
   Retail electric............................................................        $ 564        $  598    $ 1,203      $1,320
   Wholesale energy marketing and trading.....................................           50           404        105         803
   Energy related businesses..................................................           11             4         17          10
                                                                                   -----------  ----------- ----------- -----------
   Total......................................................................          625         1,006      1,325       2,133
                                                                                   -----------  ----------- ----------- -----------

Operating Expenses
   Operation
      Fuel....................................................................                         88                    200
      Energy purchases........................................................          344           388        723         779
      Other...................................................................           62            96        121         237
      Amortization of recoverable transition costs............................           55            46        126         109
   Maintenance................................................................           13            67         26         109
   Depreciation...............................................................           22            58         45         116
   Taxes, other than income...................................................           27            39         55          85
   Energy related businesses..................................................           10             7         16          13
                                                                                   -----------  ----------- ----------- -----------
   Total......................................................................          533           789      1,112       1,648
                                                                                   -----------  ----------- ----------- -----------

Operating Income..............................................................           92           217        213         485

Other Income -  net...........................................................            1            12          5          23
                                                                                   -----------  ----------- ----------- -----------

Income Before Interest and Income Taxes.......................................           93           229        218         508

Interest Expense..............................................................           52            64        114         125
                                                                                   -----------  ----------- ----------- -----------

Income Before Income Taxes....................................................           41           165        104         383

Income Taxes..................................................................           13            63         36         144
                                                                                   -----------  ----------- ----------- -----------

Net Income Before Dividends on Preferred Securities...........................           28           102         68         239

Dividends - Preferred Securities..............................................            7             7         13          13
                                                                                   -----------  ----------- ----------- -----------

Net Income Available for Common Stock.........................................        $  21        $   95    $    55      $  226
                                                                                   ===========  =========== =========== ===========

      The accompanying Notes to Consolidated Financial Statements are an
                  integral part of the financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

                                                                                                          Six Months Ended
                                                                                                              June 30,
                                                                                                   ------------------------------
                                                                                                       2001             2000
                                                                                                   -------------   --------------

Net Cash Provided by Operating Activities...................................................         $  155          $   258

Cash Flows From Investing Activities
  Expenditures for property, plant and equipment............................................            (65)            (155)
  Sale of nuclear fuel to trust.............................................................                              27
  Net decrease in notes receivable from parent and affiliates...............................             70                6
  Other investing activities - net..........................................................            (10)
                                                                                                 -------------   --------------
     Net cash used in investing activities..................................................             (5)            (122)
                                                                                                 -------------   --------------

Cash Flows From Financing Activities
  Retirement of long-term debt..............................................................           (329)            (275)
  Deposit of funds for the retirement of long-term debt.....................................             (5)
  Termination of nuclear fuel lease.........................................................                            (154)
  Payments on capital lease obligation......................................................                             (11)
  Payment of common and preferred dividends.................................................            (37)             (51)
  Net increase (decrease) in short-term debt................................................            (40)             466
  Redemption of preferred stock.............................................................             (1)
                                                                                                 -------------   --------------
     Net cash used in financing activities..................................................           (412)             (25)
                                                                                                 -------------   --------------

Net  Increase (Decrease) in Cash and Cash Equivalents.......................................           (262)             111
Cash and Cash Equivalents at Beginning of Period............................................            267               52
                                                                                                 -------------   --------------
Cash and Cash Equivalents at End of Period..................................................         $    5          $   163
                                                                                                 =============   ==============


The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEET
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

                                                                                                       June 30,      December 31,
                                                                                                         2001            2000
                                                                                                     -------------   --------------
Assets

Current Assets
    Cash and cash equivalents...................................................................... $          5       $      267
    Accounts receivable (less reserve:  2001, $18; 2000, $16)......................................          208              173
    Accounts receivable from parent and affiliates.................................................           30               99
    Notes receivable from parent and affiliates....................................................                            70
    Income tax receivable..........................................................................           36               51
    Unbilled revenues..............................................................................          107              137
    Fuel, materials and supplies - at average cost.................................................           31               30
    Prepayments....................................................................................           42                4
    Deferred income taxes..........................................................................           39               35
    Other..........................................................................................            9                9
                                                                                                    -------------     ------------
                                                                                                             507              875
                                                                                                    -------------     ------------

Investments........................................................................................           28               18
                                                                                                    -------------     ------------

Property, Plant and Equipment - net
    Electric utility plant in service
       Transmission and distribution...............................................................        2,205            2,183
       General.....................................................................................          180              180
                                                                                                   -------------      -----------
                                                                                                           2,385            2,363
    Construction work in progress..................................................................           33               33
                                                                                                   -------------      -----------
       Electric utility plant......................................................................        2,418            2,396
    Other property.................................................................................            5                5
                                                                                                   -------------      -----------
                                                                                                           2,423            2,401
                                                                                                   -------------      -----------

Regulatory and Other Noncurrent Assets
    Recoverable transition costs...................................................................        2,299            2,425
    Other..........................................................................................          305              304
                                                                                                   -------------      -----------
                                                                                                           2,604            2,729
                                                                                                   -------------      -----------

                                                                                                    $      5,562       $    6,023
                                                                                                   =============      ===========


  The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEET
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

                                                                                                     June 30,       December 31,
                                                                                                       2001             2000
                                                                                                   -------------   --------------
Liabilities and Equity

Current Liabilities
  Short-term debt.........................................................................           $     19         $     59
  Long-term debt..........................................................................                277              240
  Accounts payable........................................................................                 37               62
  Accounts payable to parent and affiliates...............................................                131              207
  Taxes...................................................................................                 46               51
  Dividends...............................................................................                 30               23
  Interest and other......................................................................                 63               82
                                                                                                   -------------   --------------
                                                                                                          603              724
                                                                                                   -------------   --------------

Long-term Debt............................................................................              2,521            2,886
                                                                                                   -------------   --------------

Deferred Credits and Other Noncurrent Liabilities
  Deferred income taxes and investment tax credits........................................                736              724
  Other...................................................................................                173              182
                                                                                                   -------------   --------------
                                                                                                          909              906
                                                                                                   -------------   --------------


Commitments and Contingent Liabilities....................................................
                                                                                                   -------------   --------------

Company-obligated Mandatorily Redeemable Preferred Securities of
  Subsidiary Trust Holding Solely Company Debentures......................................                250              250
                                                                                                   -------------   --------------

Preferred Stock
  With sinking fund requirements..........................................................                 46               47
  Without sinking fund requirements.......................................................                 50               50
                                                                                                   -------------   --------------
                                                                                                           96               97
                                                                                                   -------------   --------------
Shareowner's Common Equity
  Common stock............................................................................              1,476            1,476
  Additional paid-in capital..............................................................                 55               55
  Treasury stock..........................................................................               (632)            (632)
  Earnings reinvested.....................................................................                301              277
  Accumulated other comprehensive income..................................................                 (1)
  Capital stock expense and other.........................................................                (16)             (16)
                                                                                                   -------------   --------------
                                                                                                        1,183            1,160
                                                                                                   -------------   --------------

                                                                                                     $  5,562         $  6,023
                                                                                                   =============   ==============


 The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF SHAREOWNER'S COMMON EQUITY AND
COMPREHENSIVE INCOME
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

                                                                                      Three Months Ended       Six Months Ended
                                                                                           June 30,                June 30,
                                                                                    ---------------------- ----------------------
                                                                                       2001        2000      2001        2000
                                                                                    ---------- ----------- ---------  -----------

Common stock at beginning of period...............................................  $  $1,476  $   1,476   $   1,476  $   1,476
                                                                                    ---------- ----------  ---------- ----------
Common stock at end of period.....................................................      1,476      1,476       1,476      1,476
                                                                                    ---------- ----------  ---------- ----------

Additional paid-in capital at beginning of period.................................         55         55          55         55
                                                                                    ---------- ----------  ---------- ----------
Additional paid-in capital at end of period.......................................         55         55          55         55
                                                                                    ---------- ----------  ---------- ----------

Treasury stock at beginning of period.............................................       (632)      (632)       (632)      (632)
                                                                                    ---------- ----------  ---------- ----------
Treasury stock at end of period...................................................       (632)      (632)       (632)      (632)
                                                                                    ---------- ----------  ---------- ----------

Earnings reinvested at beginning of period........................................        304        512         277        419
     Net income available for common stock (b)....................................         21         95          55        226
     Cash dividends declared on common stock......................................        (24)       (38)        (31)       (76)
                                                                                    ---------- ----------  ---------- ----------
Earnings reinvested at end of period..............................................        301        569         301        569
                                                                                    ---------- ----------  ---------- ----------

Accumulated other comprehensive income (loss) at beginning of period..............                    (6)                    (6)
     Unrealized (loss) on qualifying derivatives (b)..............................         (1)                    (1)
                                                                                    ---------- ----------  ---------- ----------
Accumulated other comprehensive income (loss) at end of period....................         (1)        (6)         (1)        (6)
                                                                                    ---------- ----------  ---------- ----------

Capital stock expense and other at beginning of period............................        (16)       (16)        (16)       (16)
                                                                                    ---------- ----------  ---------- ----------
Capital stock expense and other at end of period..................................        (16)       (16)        (16)       (16)
                                                                                    ---------- ----------  ---------- ----------

Total Shareowner's Common Equity..................................................  $   1,183  $   1,446   $   1,183  $   1,446
                                                                                    ========== ==========  ========== ==========

Common stock shares at beginning of period (a)....................................    102,230    102,230     102,230    102,230
                                                                                    ---------- ----------  ---------- ----------
Common stock shares at end of period..............................................    102,230    102,230     102,230    102,230
                                                                                    ========== ==========  ========== ==========

(a)    In thousands.  No par value.  170 million shares authorized.
       All common shares of PPL Electric stock are owned by PPL.
(b)    Statement of Comprehensive Income, net of tax:
       Net income available for common stock......................................  $      21  $      95   $      55  $     226
       Other comprehensive income, net of tax:
            Unrealized (loss) on qualifying derivatives, net of tax (benefit) of
            $0, ($1)..............................................................         (1)                    (1)
                                                                                    ---------- ----------  ---------- ----------
       Total other comprehensive income...........................................         (1)                    (1)
                                                                                    ---------- ----------  ---------- ----------
       Comprehensive Income.......................................................  $      20  $      95   $      54  $     226
                                                                                    ========== ==========  ========== ==========


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

Certain amounts in the June 30, 2000 and December 31, 2000 financial statements have been reclassified to conform to the presentation in the June 30, 2001 financial statements.

2.       Credit Arrangements and Financing Activities

PPL Electric issues commercial paper and borrows from banks to provide short-term funds for general corporate purposes. Bank borrowings generally bear interest at rates negotiated at the time of the borrowing. At June 30, 2001, PPL Electric had $15 million of commercial paper outstanding at an interest rate of 4.29%.

In order to enhance liquidity, and as a credit back-stop to the commercial paper programs, PPL Electric, PPL Capital Funding and PPL (as guarantor for PPL Capital Funding) shared a 364-day $750 million credit facility and a five-year $300 million credit facility, each with a group of banks. At June 30, 2001, these credit facilities were retired, and PPL Electric obtained a new $400 million 364-day facility. No borrowings were outstanding under this facility at June 30, 2001.

In March 2001, PPL Electric deposited with its Mortgage Trustee $5 million for the purpose of retiring, on July 1, 2001, all of its outstanding First Mortgage Bonds, 9-3/8% Series due 2021, at par value through the maintenance and replacement fund provisions of its Mortgage. These bonds have been retired.

During the first six months of 2001, PPL Transition Bond Company made principal payments on bonds totaling $129 million.

In March 2001, PPL Electric made a payment of $9.6 million to buy back an option related to its 6 1/8% Reset Put Securities due 2006. The option would have permitted a third party to remarket these securities at higher interest rates in May 2001. PPL Electric recorded this charge, net of the $1.8 million balance remaining on the third party option. The net charge of $7.8 million is included in "Interest Expense" on the Consolidated Statement of Income for the six months ended June 30, 2001. PPL Electric retired the $200 million, 6-1/8% Reset Put Securities in May 2001.

3.       Commitments and Contingent Liabilities

Environmental Matters

Superfund and Other Remediation
-------------------------------

In 1995, PPL Electric entered into a consent order with the DEP to address a number of sites where PPL Electric may be liable for remediation. This may include potential PCB contamination at certain PPL Electric substations and pole sites, potential contamination at a number of coal gas manufacturing facilities formerly owned and operated by PPL Electric, and oil or other contamination which may exist at some of PPL Electric's former generating facilities. As of June 30, 2001, work had been completed on over 80% of the sites included in the consent order.

At June 30, 2001, PPL Electric had accrued approximately $5 million, representing the amount it estimates it will have to spend for site remediation, including those sites covered by its consent order mentioned above.

Guarantees of Affiliated Companies

At June 30, 2001, PPL Electric provided a guarantee in the amount of $7 million in support of Safe Harbor Water Power Corporation, in which PPL Electric had an ownership interest prior to the corporate realignment, and in which PPL Holtwood now has an ownership interest.

4.       Related Party Transactions

As part of the corporate realignment, PPL Electric entered into power sales agreements with PPL EnergyPlus for the purchase of electricity to meet its obligations as a PLR for customers who have not selected an alternative supplier under the Customer Choice Act. Under the terms of these agreements, this electricity is purchased by PPL Electric at the applicable shopping credits authorized by the PUC, plus nuclear decommissioning costs, less state taxes. These purchases totaled $294 million and $622 million for the three and six months ended June 30, 2001, respectively, and are included in "Energy purchases" on the

Consolidated Statement of Income. These agreements end on December 31, 2001. See
Note 8 for a discussion of the new agreement with PPL EnergyPlus, whereby PPL EnergyPlus will provide electricity for PPL Electric's PLR load obligation through 2009.

Also as part of the corporate realignment, PPL Electric executed a reciprocal contract with PPL EnergyPlus to sell electricity purchased under contracts with NUGs. PPL Electric purchases electricity from the NUGs at contractual rates, and then sells the electricity at the same price to PPL EnergyPlus. These revenues totaled $43 million and $88 million for the three and six months ended June 30, 2001, respectively, and are included in Operating Revenues as "Wholesale energy marketing and trading" on the Consolidated Statement of Income.

Corporate functions such as financial, legal, human resources and information services were transferred to PPL Services in the corporate realignment. PPL Services bills the respective PPL subsidiaries for the cost of such services when they can be specifically identified. The cost of these services that are not directly charged to PPL subsidiaries are allocated to certain of the subsidiaries based on the relative capital invested by PPL in these subsidiaries. During the three and six months ended June 30, 2001, PPL Services charged PPL Electric approximately $16 million and $33 million for direct expenses, and allocated PPL Electric overhead costs of approximately $6 million and $11 million, respectively.

5.       Adoption of SFAS 133

PPL Electric adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," on January 1, 2001. SFAS 133 requires that every derivative instrument be recorded on the balance sheet as an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria area met. SFAS 133 requires that as of the date of adoption, the difference between the fair market value of derivative instruments recorded on the balance sheet and the previous carrying amount of those derivatives be reported in net income or other comprehensive income, as appropriate. At June 30, 2001 and December 31, 2000, PPL Electric had no derivative instruments.

6.       New Accounting Standards

SFAS 141

On June 30, 2001, the FASB issued SFAS 141, "Business Combinations," which eliminates the pooling-of-interest method of accounting for business combinations and requires the use of the purchase method. In addition, it requires the reassessment of intangible assets to determine if they are appropriately classified either separately or within goodwill. SFAS 141 is effective for business combinations initiated after June 30, 2001. PPL Electric adopted SFAS 141 on July 1, 2001, with no material impact on net income.

SFAS 142

On June 30, 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets," which eliminates the amortization of goodwill and other acquired intangible assets with indefinite economic useful lives. SFAS 142 requires an annual impairment test of goodwill and other intangible assets that are not subject to amortization. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The impact of adopting SFAS 142 is not yet determinable, but will be immaterial.

SFAS 143

On June 30, 2001, the FASB approved SFAS 143, "Accounting for Asset Retirement Obligations", on the accounting for obligations associated with the retirement of long-lived assets. SFAS 143 requires a liability to be recognized in the financial statements for retirement obligations meeting specific criteria. Measurement of the initial obligation is to approximate fair value with an equivalent amount recorded as an increase in the value of the capitalized asset. The asset will be depreciated in accordance with normal depreciation policy and the liability will be increased, with a charge to the income statement, until the obligation is settled. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The potential impact of adopting SFAS 143 is not yet determinable, but may be material.

7.       Corporate Realignment

On July 1, 2000, PPL and PPL Electric completed a corporate realignment in order to effectively separate PPL Electric's regulated transmission and distribution operations from its recently deregulated generation operations and to better position the companies and their affiliates in the new competitive marketplace. The realignment included PPL Electric's transfer of certain generation and related assets, and associated liabilities, to PPL and its unregulated subsidiaries at book value. The net book value of this transfer was $271 million, and was recorded effective July 1, 2000.

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

8.       Subsequent Events

In April 2001, PPL announced a plan to confirm the structural separation of PPL Electric from PPL and PPL's other affiliated companies, in a transaction that enables PPL Electric to reduce business risk by securing a supply contract adequate for it to meet its PLR obligations while allowing PPL to retain valuable advantages related to operating both energy supply and energy delivery businesses.

The strategic initiative is designed to substantially reduce PPL Electric's exposure to volatility in energy prices through 2009 and to reduce its business and financial risk profile by, among other things, limiting its business activities to the transmission and distribution of electricity and businesses related to or arising out of the electric transmission and distribution businesses.

Under this initiative, PPL Electric is taking the following steps:

 .    PPL Electric has obtained a long-term electric supply contract, at prices generally equal to the pre-determined "capped" rates under the 1998 PUC settlement order it is authorized to charge its PLR customers, to satisfy its PLR obligations to retail customers from 2002 through 2009;

 .    PPL Electric will limit its businesses to electric transmission and distribution and activities relating to or arising out of those businesses;

 .    PPL Electric will adopt amendments to its Articles of Incorporation and
     Bylaws containing corporate governance and operating provisions designed to reinforce its corporate separateness from affiliated companies;

 .    PPL Electric will appoint an independent director to its Board of Directors and require the unanimous consent of the Board of Directors, including the consent of the independent director, to amendments to these corporate governance and operating provisions or to the commencement of any insolvency proceeding, including any filing of a voluntary petition in bankruptcy or other similar actions;

 .    PPL Electric will appoint an independent compliance administrator to review, on a semi-annual basis, its compliance with the new corporate governance and operating requirements contained in its amended Articles of Incorporation and Bylaws; and

 .    PPL Electric will adopt a plan of division pursuant to the Pennsylvania
     Business Corporation Law. The plan of division will result in two separate corporations. PPL Electric will be the surviving corporation and a new Pennsylvania corporation will be created. Under the plan of division, $5 million of cash and certain of PPL Electric's potential liabilities will be allocated to the new corporation. PPL will guarantee the obligations of the new corporation with respect to such liabilities.

The enhancements to PPL Electric's legal separation from its affiliates are intended to minimize the risk that a court would order PPL Electric's assets and liabilities to be substantively consolidated with those of PPL or another affiliate of PPL in the event that PPL or another PPL affiliate were to become a debtor in a bankruptcy case. Taken collectively with the other steps in the strategic initiative to reduce its business risk profile, PPL Electric anticipates that it can increase the leverage in its capital structure, replacing higher-cost equity with lower-cost debt and thus lower its total cost of capital.

At a special meeting of PPL Electric shareowners held on July 17, 2001, the plan of division and the amendments to PPL Electric's Articles of Incorporation and Bylaws referred to above were approved. The plan of division and the amendments to the Articles of Incorporation and Bylaws will become effective upon filing of articles of division and the plan of division with the Secretary of State of the Commonwealth of Pennsylvania. This filing will be made in conjunction with the issuance of the PPL Electric debt.

Under the Pennsylvania Customer Choice Act, PPL Electric is required to act as a PLR to provide electricity to its delivery customers who do not select an alternate supplier. As part of a restructuring settlement with the PUC, PPL Electric agreed to provide such electricity to such customers at pre-set rates through 2009. While these generation supply rates vary by customer class, the settlement provided for average rates ranging from 4.16 cents per kWh in 2001, increasing to 5.02 cents per kWh in 2009. PPL Electric currently has a full requirements supply agreement with PPL EnergyPlus designed to enable PPL Electric to meet this obligation until the end of 2001. Under its existing contract with PPL Electric, PPL EnergyPlus provides all of PPL Electric's supply needs at the price cap level through 2001, regardless of the prevailing market price. As part of the strategic initiative, PPL Electric solicited bids to contract with energy suppliers to meet its obligation to deliver energy to its customers from 2002 through 2009.

In June 2001, PPL Electric announced that PPL EnergyPlus was the low bidder, among six bids examined, and was selected as the company to provide for the energy supply requirements of PPL Electric from 2002 through 2009. Under this contract, PPL

EnergyPlus will provide electricity at pre-established capped prices and receive a $90 million payment by January 1, 2002, to offset differences between the revenues expected under the capped prices that PPL Electric is authorized to charge its PLR customers, and projected market prices through the life of the supply agreement (as projected by PPL EnergyPlus at the time of its bid). The contract results in PPL EnergyPlus having an eight-year contract at current market prices.

In July 2001, the energy supply contract was approved by the PUC and accepted for filing by the FERC.

Also in July 2001, PPL Electric filed a shelf registration statement with the SEC to issue up to $900 million in debt. PPL Electric will use a portion of the proceeds of any debt issuances under the registration statement to make the $90 million up-front payment to PPL EnergyPlus under the terms of the long-term energy supply contract, and to repurchase a portion of its common stock from PPL. The remainder of the proceeds will be used for general corporate purposes.

                       PPL ELECTRIC UTILITIES CORPORATION

      Item 2. Management's Discussion and Analysis of Financial Condition
      -------------------------------------------------------------------
                           and Results of Operations
                           -------------------------

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

                             Results of Operations
                             ---------------------

The following discussion explains significant changes in principal items on the Consolidated Statement of Income comparing the three and six months ended June 30, 2001, to the comparable periods in 2000.

Certain items on the Consolidated Statement of Income have been impacted by the corporate realignment undertaken by PPL and PPL Electric effective July 1, 2000. See Note 7 to the Financial Statements for information regarding the corporate realignment. The Consolidated Statement of Income of PPL Electric for the first six months of 2001 includes the results of its remaining activities (the transmission and distribution of electricity in its service territory and the supply of electricity as a PLR in this territory under Pennsylvania's Customer Choice Act). The results for the first six months of 2000 also include PPL Electric's former electric generation and unregulated wholesale and retail marketing functions. When discussing the results of operations for 2001 compared with 2000, the estimated results of operations of the electric generation and unregulated marketing assets during the first six months of 2000 are eliminated for purposes of comparability.

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

Earnings

PPL Electric's net income available for common stock decreased by $74 million and $171 million for the three and six months ended June 30, 2001, respectively, when compared with the same periods in 2000. After eliminating the estimated results of assets transferred in the corporate realignment from the results in 2000, earnings increased by $5 million and decreased by $2 million, respectively, for the three and six month periods. The increase in adjusted earnings during the three months ended June 30, 2001 compared with the same period in 2000 was primarily due to higher deliveries of electricity to retail customers and lower interest expense. These earnings gains were partially offset by an insurance settlement for environmental liability coverage recorded in April 2000.

Operating Revenues

Retail Electric
---------------

The increase (decrease) in revenues from retail electric operations was attributable to the following (millions of dollars):

                                          June 30, 2001 vs. June 30, 2000
                                          -------------------------------
                                          Three Months        Six Months
                                              Ended              Ended
                                          ------------       ------------
PPL Electric
    electric delivery...................        $    1            $     3
    PLR electric generation supply......            87                136
PPL EnergyPlus
    electric generation supply..........          (125)              (259)
Other...................................             3                  3
                                          ------------       ------------
                                                $  (34)           $  (117)
                                          ============       ============

Operating revenues from retail electric operations decreased by $34 million for the three months ended June 30, 2001, when compared to the same period in 2000. After eliminating the revenues of assets transferred in the corporate realignment from the results for the second quarter of 2000, retail electric revenues increased by $91 million. This increase was primarily due to higher PPL Electric revenues as a PLR, attributable to a 21% increase in sales volume. This reflects a decrease in retail electric customers shopping for electricity under the Customer Choice Act. Deliveries of electricity also increased by 3% between the periods.

Operating revenues from retail electric operations decreased by $117 million for the six months ended June 30, 2001, when compared to the same period in 2000. After eliminating the revenues of assets transferred in the corporate realignment from the results for the first half of 2000, retail electric revenues increased by $142 million. This was primarily due to higher PPL Electric revenues as a PLR, attributable to a 20% increase in electricity supply, compared with the first half of 2000. Deliveries of electricity also increased by 4% between the periods.

Pursuant to the Customer Choice Act and a restructuring settlement with the PUC, PPL Electric is required, through 2009, to provide electricity at pre-set prices to its delivery customers who do not select an alternate supplier. While these supply rates vary by customer class, the settlement provides for average rates ranging from 4.16 cents per kWh in 2001, increasing to 5.02 per kWh in 2009. As part of such settlement agreement, PPL Electric also agreed to a cap on its average transmission and distribution rates of 1.74 cents per kWh through 2004.

Wholesale Energy Marketing and Trading
--------------------------------------

The increase (decrease) in revenues from wholesale energy marketing and trading activities was attributable to the following (millions of dollars):

                                             June 30, 2001 vs. June 30, 2000
                                             -------------------------------
                                              Three Months       Six Months
                                                  Ended             Ended
                                             --------------    -------------
PPL Electric
     Bilateral Sales......................       $    (260)        $    (508)
     PJM..................................             (47)              (69)
     Cost based contracts.................             (31)              (65)
     Gas and oil sales....................             (63)             (148)
     NUG purchases sold to affiliate......              43                88
     Other................................               4                 4
                                             --------------    -------------
                                                 $    (354)        $    (698)
                                             ==============    =============

Wholesale energy marketing and trading revenues decreased by $354 million and $698 million for the three and six months ended June 30, 2001, when compared to the same periods in 2000. After eliminating the revenues of assets transferred in the corporate realignment from the results for 2000, wholesale revenues were essentially unchanged between the periods. The remaining wholesale revenues consist of sales to municipalities and the sale of power (purchased from NUGs) to PPL EnergyPlus.

Energy Related Business

Energy related businesses contributed $1 million to the operating income of PPL Electric for both the three and six months ended June 30, 2001.

For the three and six months ended June 30, 2000, these activities negatively impacted operating income by $3 million in each period. After deducting the results of the mechanical contracting and engineering companies and synfuel operations, all of which were transferred in the corporate realignment, PPL Electric's remaining energy related business broke even on a pre-tax basis for the three and six months ended June 30, 2000.

Fuel

Effective with the July 1, 2000 corporate realignment, the generation of electricity, and the acquisition of fuel for that generation, was transferred to PPL Generation.

Energy Purchases

Energy purchases decreased by $44 million and $56 million for the three and six months ended June 30, 2001, compared with the same periods in 2000. After eliminating the expenses of assets transferred in the corporate realignment from the results for the first half of 2000, energy purchases increased by $83 million and $141 million for the three and six months ended June 30, 2001, respectively. The increases represent the additional purchases required to support PPL Electric's higher PLR load.

Other Operation Expenses

Other operation expenses decreased by $34 million and $116 million for the three and six months ended June 30, 2001, when compared with the same periods in 2000. After eliminating the expenses associated with assets transferred in the corporate realignment from the results for 2000, other operation expenses increased by $11 million and $10 million for the three and six months ended June 30, 2001. These increases were due primarily to an insurance settlement for environmental liability coverage recorded in the second quarter of 2000, which reduced other operation expenses in that period.

Amortization of Recoverable Transition Costs

Amortization of recoverable transition costs increased by $9 million and $17 million during the three and six months ended June 30, 2001, when compared with the same periods in 2000. These increases were primarily due to the collection of CTC revenues related to prior year CTC deferrals of amounts in excess of the rate cap.

Maintenance Expenses

Maintenance expenses decreased by $54 million during the three months ended June 30, 2001, when compared with the same period in 2000. After eliminating the expenses of assets transferred in the corporate realignment from the results for the second quarter of 2000, maintenance expenses were virtually unchanged from the prior year.

Maintenance expenses decreased by $83 million during the six months ended June 30, 2001, when compared with the same period in 2000. After eliminating the expenses of assets transferred in the corporate realignment from the results for the first half of 2000, maintenance expenses decreased by $2 million.

Depreciation

Depreciation decreased by $36 million and $71 million for the three and six months ended June 30, 2001, respectively, when compared with the same periods in 2000. After eliminating the expenses of assets transferred in the corporate realignment from the 2000 results, depreciation decreased by $2 million and $3 million for the three and six months ended June 30, 2001. These decreases reflect a change in life characteristics for transmission and distribution property.

Taxes, Other Than Income

Taxes other than income decreased by $12 million and $30 million during the three and six months ended June 30, 2001, respectively, when compared to the same periods in 2000. After eliminating the taxes associated with the assets transferred in the corporate realignment from the results for the first half of 2000, taxes other than income were approximately the same in both periods.

Other Income - net

Other income, net of deductions, decreased by $11 million during the three months ended June 30, 2001, when compared with the same period in 2000. After eliminating the income and deductions of assets transferred in the corporate realignment from the results for the second quarter of 2000, other income was relatively unchanged during the second quarter of 2001.

Other income, net of deductions, decreased by $18 million during the six months ended June 30, 2001, when compared with the same period in 2000. After eliminating the income and deductions of assets transferred in the corporate realignment from the results for the first half of 2000, other income decreased by $3 million between the periods. This decrease was primarily due to income recorded in June 2000 due to the demutualization of a medical insurance provider.

Financing Costs

Interest expense decreased by $12 million and $11 million during the three and six months ended June 30, 2001, respectively, when compared with the same periods in 2000. After eliminating the interest expense associated with assets transferred in the corporate realignment from the results for 2000, interest expense decreased by $17 million and $21 million during the three and six months ended June 30, 2001, respectively, when compared with the same periods in 2000. The lower interest expense was primarily due to retirements of first mortgage bonds and transition bonds, and lower levels of intercompany debt.

Income Taxes

Income tax expenses decreased by $50 million during the three months ended June 30, 2001, when compared with the same period in 2000. After eliminating the taxes associated with the assets transferred in the corporate realignment from the results for the second quarter of 2000, income taxes increased by $2 million during the second quarter of 2001. This change was primarily due to an increase in adjusted pre-tax book income.

Income taxes decreased by $108 million during the six months ended June 30, 2001, when compared with the same period in 2000. After eliminating the expenses of assets transferred in the corporate realignment from the results for the first half of 2000, income taxes were relatively unchanged.

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

Market Risk Sensitive Instruments

Commodity Price Risk - PPL Electric
-----------------------------------

Currently, PPL Electric and PPL EnergyPlus have a long-term power sales agreement under which PPL EnergyPlus will sell to PPL Electric, at a predetermined pricing arrangement, energy, capacity, and ancillary services to fulfill PPL Electric's PLR obligation through 2001. PPL EnergyPlus has contracted to supply PPL Electric with long-term power for the period 2002 through 2009. As a result, PPL Electric has shifted any electric price risk to PPL EnergyPlus for 2001 through 2009.

Interest Rate Risk
------------------

PPL Electric has issued debt to finance its operations, which increases interest rate risk. At June 30, 2001, PPL Electric's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was approximately $700,000.

PPL Electric is also exposed to changes in the fair value of its debt portfolio. At June 30, 2001, PPL Electric estimated that its potential exposure to a change in the fair value of its debt portfolio, through a 10% adverse movement in interest rates, was approximately $18 million.

Market events that are inconsistent with historical trends could cause actual results to differ from estimated levels.

Financing Activities

See Notes 2 and 8 to the Financial Statements for a discussion of financing activities.

Financing and Liquidity

Cash and cash equivalents decreased by $373 million more during the six months ended June 30, 2001, compared with the same period in 2000. The reasons for this change were:

 .    A $103 million decrease in cash provided by operating activities, primarily due to the operating income of assets transferred in the corporate realignment.


 .    A $117 million decrease in cash used in investing activities, primarily due to lower property, plant and equipment expenditures in 2001, due to the transfer of generation assets as part of the corporate realignment. Also, repayment of notes receivable from parent and affiliates were greater during the six months ended June 30, 2001.

 .    A $387 million increase in cash used in financing activities, primarily due to greater retirements of long-term debt, and decreases in short-term debt.

Financial Indicators

Earnings for the twelve months ended June 30, 2001 and 2000 were impacted by nonrecurring items and restructuring impacts. See "Earnings" in PPL Electric's Form 10-K for the year ended December 31, 2000 for additional information. The following financial indicators for PPL Electric reflect the elimination of these impacts from earnings, and provide an additional measure of the underlying earnings performance of PPL Electric and its subsidiaries. For purposes of comparability with 2001, the estimated results of assets transferred in the corporate realignment were also eliminated for the twelve months ended June 30, 2000.

                                                    12 Months Ended
                                                        June 30,
                                          ----------------------------------
                                               2001               2000
                                               ----               ----
                                                      Adjusted      Not Adjusted
                                                         for             for
                                                     Realignment     Realignment
                                                     -----------     -----------
 Earnings available to PPL
    (adjusted, in millions)............       $  72       $  91        $ 394
 Times interest earned before
    income taxes.......................        1.59        1.66         3.44

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

In June 2001, the FERC issued orders calling for the formation of one RTO throughout the Mid-Atlantic region (PJM), New York and New England. In response, PPL Electric is taking the position that a single northeastern RTO is a significant step forward in establishing a reliable and properly functioning wholesale electricity market in the region. PPL Electric strongly supports the most comprehensive amalgamation of the existing and proposed northeast pools, including the establishment of a single RTO as well as the elimination of marketplace distinctions and control area boundaries. FERC's northeastern RTO proceeding is continuing.



      Item 3. Quantitative and Qualitative Disclosures About Market Risk
      ------------------------------------------------------------------

Reference is made to "Market Risk Sensitive Instruments" in the Management's Discussion and Analysis of Financial Condition and Results of Operations.

                       PPL MONTANA, LLC AND SUBSIDIARIES

PPL MONTANA, LLC AND SUBSIDIARIES
---------------------------------
Part 1. FINANCIAL INFORMATION
-----------------------------
Item 1. Financial Statements
----------------------------

In the opinion of PPL Montana, the unaudited financial statements included herein reflect all adjustments necessary to present fairly the Consolidated Balance Sheet as of June 30, 2001 and December 31, 2000, and the Consolidated Statement of Income, Consolidated Statement of Cash Flows and Consolidated Statement of Member's Equity and Comprehensive Income for the periods ended June 30, 2001 and 2000.

CONSOLIDATED STATEMENT OF INCOME
PPL Montana, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

                                                                           Three Months Ended       Six Months Ended
                                                                                June 30,                June 30,
                                                                           ------------------     -------------------
                                                                             2001       2000        2001        2000
                                                                           -------    -------     -------     -------
Operating Revenues
     Wholesale energy marketing and trading............................    $    99    $    63     $   281     $   124
     Other revenues....................................................                                 1           1
                                                                           -------    -------     --------    -------
     Total.............................................................         99         63         282         125
                                                                           -------    -------     --------    -------

Operating Expenses
     Operation
         Fuel..........................................................          5          7          14          16
         Energy purchases..............................................         17         21          34          28
         Other operation and maintenance...............................         29         17          49          29
         Transmission..................................................          2          3           5           7
     Depreciation......................................................          2          4           5           8
     Taxes, other than income..........................................          5          3           8           7
                                                                           -------    -------     -------     -------
     Total.............................................................         60         55         115          95
                                                                           -------    -------     -------     -------

Operating Income.......................................................         39          8         167          30

Other Income - net.....................................................          1          1           2           1

Interest Expense.......................................................          2         10           4          19
                                                                           -------    -------     -------     -------

Income (Loss) Before Income Taxes......................................         38         (1)        165          12

Income Taxes...........................................................         15                     65           5
                                                                           -------    -------     -------     -------

Net Income (Loss)......................................................    $    23    $    (1)    $   100     $     7
                                                                           =======    =======     =======     =======

        The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
PPL Montana, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

                                                                                                    Six Months Ended
                                                                                                        June 30,
                                                                                                -----------------------
                                                                                                  2001            2000
                                                                                                -------         -------
Net Cash Provided by Operating Activities...................................................    $   123         $    22

Cash Flows From Investing Activities
    Proceeds from sale of property, plant and equipment.....................................          1
    Expenditures for property, plant and equipment..........................................        (12)            (10)
                                                                                                -------         -------
        Net cash used in investing activities...............................................        (11)            (10)
                                                                                                -------         -------

Cash Flows From Financing Activities
    Borrowings on revolving line of credit..................................................                          5
    Repayments on revolving line of credit..................................................                        (15)
    Distribution to Member..................................................................       (167)
                                                                                                -------         -------
        Net cash used in financing activities...............................................       (167)            (10)
                                                                                                -------         -------

Net Increase (Decrease) in Cash and Cash Equivalents.......................................         (55)              2
Cash and Cash Equivalents at Beginning of Period...........................................          79               3
                                                                                                -------         -------
Cash and Cash Equivalents at End of Period.................................................     $    24         $     5
                                                                                                =======         =======

      The accompanying Notes to Consolidated Financial Statements are an
                  integral part of the financial statements.

CONSOLIDATED BALANCE SHEET
PPL Montana, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

                                                                                            June 30,       December 31,
                                                                                              2001            2000
                                                                                         -------------   --------------
     Assets

     Current Assets
       Cash and cash equivalents...................................................          $   24          $    79
       Accounts receivable (less reserve:  2001, $ 19 ; 2000, $18).................              15               87
       Accounts receivable from joint owners.......................................               5                7
       Accounts receivable from affiliates.........................................               3
       Fuel, materials and supplies - at average cost..............................               5                5
       Unrealized derivative gains.................................................              49                2
       Deferred income taxes.......................................................              19               20
       Prepayments and other.......................................................               4                3
                                                                                             ------          -------
                                                                                                124              203
                                                                                             ------          -------

     Noncurrent Assets
       Property, plant and equipment - net.........................................             434              428
       Deferred income taxes.......................................................              23               31
       Other.......................................................................              48               34
                                                                                             ------          -------
                                                                                                505              493
                                                                                             ------          -------
                                                                                             $  629          $   696
                                                                                             ======          =======

     Liabilities and Equity

     Current Liabilities
       Accounts payable............................................................          $   39          $    50
       Accounts payable to affiliates..............................................                               18
       Accounts payable to Member..................................................              35               38
       Accrued expenses............................................................              14               17
       Unrealized derivative losses................................................              39
       Wholesale energy commitments................................................              24               23
                                                                                             ------          -------
                                                                                                151              146
                                                                                             ------          -------

     Noncurrent Liabilities
       Employee benefit obligations................................................               9                8
       Wholesale energy commitments................................................              65               75
       Other.......................................................................              17               14
                                                                                             ------          -------
                                                                                                 91               97
                                                                                             ------          -------

     Commitments and Contingent Liabilities
                                                                                             ------          -------

     Member's Equity...............................................................             387              453
                                                                                             ------          -------
                                                                                            $   629          $   696
                                                                                            =======          =======

      The accompanying Notes to Consolidated Financial Statements are an
                  integral part of the financial statements.

CONSOLIDATED STATEMENT OF MEMBER'S EQUITY AND
COMPREHENSIVE INCOME
PPL Montana, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

                                                                                     Three Months Ended      Six Months Ended
                                                                                          June 30,               June 30,
                                                                                    ---------------------  ---------------------
                                                                                      2001       2000        2001       2000
                                                                                    ---------- ----------  ---------- ----------
Member's equity at beginning of period............................................   $  430    $   425      $  453    $   417
   Net income (a).................................................................       23         (1)        100          7
   Distribution to Member.........................................................      (67)                  (167)
                                                                                     ------    -------      ------    -------
Member's equity at end of period..................................................      386        424         386        424
                                                                                     ------    -------      ------    -------

Accumulated other comprehensive income (loss) at beginning of period..............     (182)
   Unrealized gain on qualifying derivatives (a)..................................      183                      1
                                                                                     ------    -------      ------    -------
Accumulated other comprehensive income at end of period...........................        1                      1
                                                                                     ------    -------      ------    -------


Total Member's Equity.............................................................   $  387    $   424      $  387    $   424
                                                                                     ======    =======      ======    =======


(a)   Statement of Comprehensive Income (Loss):

      Net income (loss)...........................................................   $   23    $    (1)     $  100    $     7
      Other comprehensive income, net of taxes:
           Unrealized gain on qualifying derivatives, net of tax of $117, $0......      183                      1
                                                                                     ------    -------      ------    -------
           Total other comprehensive income.......................................      183                      1
                                                                                     ------    -------      ------    -------
       Comprehensive Income (Loss)................................................   $  206    $    (1)     $  101    $     7
                                                                                     ======    =======      ======    =======


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

Certain amounts in the December 31, 2000 financial statements have been reclassified to conform to the presentation in the June 30, 2001 financial statements.

2.  Credit Arrangements and Financing Activities

PPL Montana has a $100 million Tranche B Revolver which matures in November 2002. The maturity date may be extended with the consent of the lenders. The Tranche B Revolver provides that up to $75 million of the commitment may be used to issue letters of credit. At June 30, 2001, there were no amounts outstanding under the Tranche B Revolver and $21 million of letters of credit were issued thereunder.

In April 2001, PPL Montana entered into a new credit facility to allow for incremental letter of credit capacity of $150 million. At June 30, 2001, there were no amounts outstanding under this facility.

3.  Commitments and Contingent Liabilities

Wholesale Energy Commitments

As part of the purchase of generation assets from Montana Power, PPL Montana agreed to supply electricity under two wholesale transition service agreements. In addition, PPL Montana assumed a power purchase agreement and a power sales agreement. In accordance with purchase accounting guidelines, PPL Montana recorded a liability of $118 million, the estimated fair value of the agreements at the acquisition date. The supply and purchase agreements are prospectively amortized over the agreement terms as adjustments to "Wholesale energy marketing and trading" revenues and "Energy purchases," respectively, on the Consolidated Statement of Income. The unamortized balance at June 30, 2001 was $89 million.

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

In 1999, the EPA initiated enforcement actions against several utilities, asserting that older, coal-fired power plants operated by those utilities have, over the years, been modified in ways that subject them to more stringent "New Source" requirements under the Clean Air Act. The EPA has since issued notices of violation and commenced enforcement activities against other utilities, and has threatened to continue expanding its enforcement actions. At this time, PPL Montana is unable to predict whether such EPA enforcement actions will be brought with respect to any of its affiliates' plants. However, the EPA's regional offices that regulate PPL Montana's generation plants have indicated an intention to issue information requests to all utilities in its jurisdiction and have issued such a request to PPL Montana related to its Corette plant. PPL Montana has responded to the information request. PPL Montana cannot predict what, if any, enforcement action the EPA might take. The EPA has reportedly suspended further enforcement activity pending an interagency review of the "New Source" program. Should the EPA initiate one or more enforcement actions against PPL Montana, compliance with any such EPA enforcement action could result in additional capital and operating expenses in amounts which are not now determinable, but which could be significant.

Water/Waste
-----------

In 2000, the EPA significantly tightened the water quality standard for arsenic. However, the EPA has now withdrawn the standard in order to further study the matter. A tightened standard may require PPL Montana to further treat wastewater and/or take abatement action at several of its power plants, the cost of which is not now determinable, but which could be significant.

EPA's proposed requirements for new or modified water intake structures will affect where generating facilities are built, will establish intake design standards, and could lead to requirements for cooling towers at new power plants. These proposed regulations are expected to be finalized by November 2001. The rule could require new or modified cooling towers at one or more PPL Montana stations. Another new rule, expected to be finalized in 2003, will address existing structures. Each of these rules could impose significant costs on PPL Montana, which are not now determinable.

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

PPL Montana has been indemnified by Montana Power for any preacquisition environmental liabilities. However, this indemnification is conditioned on certain circumstances that can result in PPL Montana and Montana Power sharing in certain costs within limits set forth in the Asset Purchase Agreement.

Future cleanup or remediation work at sites currently under review, or at sites not currently identified, may result in material additional operating costs for PPL Montana that cannot be estimated at this time.

General
-------

Due to the environmental issues discussed above or other environmental matters, PPL Montana may be required to modify, replace or cease operating certain facilities to comply with statutes, regulations and actions by regulatory bodies or courts. In this regard, PPL Montana also may incur capital expenditures, operating expenses and other costs in amounts which are not now determinable, but which could be significant.

Source of Labor Supply

Approximately 68% and 2% of the PPL Montana employees are represented by International Brotherhood of Electrical Workers (IBEW) and Teamsters, respectively. In 2001, PPL Montana reached a new three-year contract with the employees represented by the IBEW local 1638 and reached a new four-year contract with IBEW Local 44. PPL Montana is also currently negotiating with the Teamsters for a new employment agreement.

4. Sales to California Independent System Operator and to Other Pacific Northwest Purchasers

PPL Montana has made approximately $18 million of sales to the California Independent System Operator ("Cal ISO"), for which PPL Montana has not yet been paid in full. Given the myriad of electricity supply problems presently faced by the California electric utilities and the Cal ISO, PPL Montana cannot predict when it will receive payment. As of June 30, 2001, PPL Montana has fully reserved for possible underrecoveries of payments for these sales.

Litigation arising out of the California electricity supply situation has been filed at the FERC and in California courts against sellers of energy to the Cal ISO. The plaintiffs and intervenors in these proceedings allege abuses of market power, manipulation of market prices, unfair trade practices and violations of state antitrust laws, among other things, and seek price caps on wholesale sales in California and other western power markets, refunds of excess profits allegedly earned on these sales, and other relief, including treble damages and attorney's fees. PPL Montana has intervened in the FERC proceedings in order to protect its interests, but have not been named as a defendant in any of the court actions. In addition, attorneys general in several western states, including California, have begun investigations related to the electricity supply situation in California and other western states. FERC currently is considering whether to order refunds for sales made into California markets, including sales made by PPL Montana. FERC also is considering whether to order refunds for sales made in the Pacific Northwest, including sales made by PPL Montana. PPL Montana cannot predict whether it will eventually be the target of any governmental investigation or named in these lawsuits, refund proceedings, or other lawsuits, the outcome of any such proceeding or whether the ultimate impact on PPL Montana of the electricity supply situation in California and other western states will be material.

5.  Pending Transactions

PPL Global, an indirect wholly-owned subsidiary of PPL and an affiliate of PPL Montana, was party to separate asset purchase agreements with Portland General

Electric Company and Puget Sound Energy, Inc. to purchase their respective interests in the Colstrip Units and certain related transmission assets and rights. The interested parties mutually agreed to terminate these asset purchase agreements in 2000.

The Montana Power Asset Purchase Agreement, previously assigned to PPL Montana by PPL Global, provided that if neither the Puget Sound Energy, Inc. or Portland General Electric Company acquisitions were consummated, PPL Montana would be required to purchase a portion of Montana Power's interest in the 500 kilovolt Colstrip Transmission System for $97 million. PPL Montana is currently in discussions with Montana Power to pursue alternatives to acquiring this entire interest in the Colstrip Transmission System as contemplated by the Asset Purchase Agreement. These discussions are ongoing; therefore, PPL Montana cannot predict whether it will buy all, or less than all of Montana Power's entire interest in the Colstrip Transmission System, or what the purchase price will be if a purchase occurs.

6.   Adoption of SFAS 133

PPL Montana adopted SFAS 133, "Accounting for Derivative Instrument and Hedging Activities," on January 1, 2001. SFAS 133 requires that every derivative instrument be recorded on the balance sheet as an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133 requires that as of the date of initial adoption, the difference between the fair market value of derivative instruments recorded on the balance sheet and the previous carrying amount of those derivatives be reported in net income or other comprehensive income, as appropriate.

In accordance with the transition provisions of SFAS 133, PPL Montana had no recorded cumulative-effect adjustment in earnings to recognize the difference between the carrying values and fair values of derivatives not designated as hedging instruments as per SFAS 133. PPL Montana recorded a cumulative-effect adjustment charge of $156 million in accumulated other comprehensive income in Member's Equity on the Consolidated Balance Sheet, to recognize the difference between the carrying values and fair values of derivatives designated as cash flow hedging instruments as per SFAS 133. PPL Montana expects to reclassify $120 million into earnings from the transition adjustment that was recorded in other comprehensive income during the twelve months ended December 31, 2001.

Accounting for Derivatives and Hedging Activities

All derivatives are recognized on the balance sheet at their fair value. According to SFAS 133, fair value is defined as the amount at which an asset (liability) could be bought (incurred) or sold (settled) in a current transaction between willing parties, that is, other than in a forced or liquidation sale. On the date the derivative contract is entered into, PPL Montana designates the derivative as:

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

PPL Montana discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item; when the derivative expires or is sold, terminated or exercised; or when the derivative is dedesignated as a hedge instrument because it is unlikely that a forecasted transaction will occur or management determines that designation of the derivative as a hedge instrument is no longer appropriate.

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

Derivative Instruments and Hedging Activities

PPL Montana's primary market risk exposures are associated with commodity prices. PPL Montana actively manages the market risk inherent in its commodity positions. The Board of Directors of PPL Montana has adopted a risk management policy to manage the risk exposures related to energy prices. This policy monitors and assists in controlling market risk and use of derivative instruments to manage some associated commodity activities. For the three and six months ended June 30, 2001, PPL Montana held derivative instruments designated as cash flow hedging instruments.

PPL Montana's derivative activities are subject to the management, direction and control of RMC. The RMC is composed of the chief financial officer and other officers of PPL. The RMC reports to the Board of Directors of PPL on the scope of its derivative activities. The RMC sets forth risk-management philosophy and objectives through a corporate policy, provides guidelines for derivative-instrument usage, and establishes procedures for control and valuation, counterparty credit approval, and the monitoring and reporting of derivative activity. Market risk is the adverse effect on the value of a financial transaction that results from a change in commodity prices, interest rates or currency exchange rates. The market risk associated with commodity price, interest rate and foreign exchange contracts is managed by the establishment and monitoring of parameters that limit the types and degree of market risk that may be undertaken.

PPL Montana utilizes financial and physical contracts as part of its risk management strategy to minimize unanticipated fluctuations in earnings caused by commodity price volatility.

PPL Montana maintains a commodity price risk management strategy that uses derivative instruments to minimize significant, unanticipated earnings fluctuations caused by commodity price volatility. Fluctuations in electricity commodities cause firm commitments for purchase or sale of these commodities to develop unrealized gains or losses when compared to current commodity prices. PPL Montana uses swaps to hedge these risks.

By using derivative instruments to hedge exposures to changes in commodity rates, interest rates and exchange rates, PPL Montana exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes PPL Montana, which creates repayment risk for PPL Montana. When the fair value of the derivative contract is negative, PPL Montana owes the counterparty and, therefore it does not possess repayment risk. PPL Montana attempts to mitigate the credit (or repayment) risk in derivative instruments by entering into transactions with counterparties who meet credit rating criteria, limiting the amount of exposure to each counterparty, and monitoring the financial condition of its counterparties. Additionally, in certain circumstances, PPL Montana obtains credit enhancements and/or enters into bilateral collateral arrangements.

Fair Value Hedges

PPL Montana had no derivative instruments designated as fair value hedges for the six months ended June 30, 2001.

Cash Flow Hedges

PPL Montana enters into financial swap contracts to hedge the price risk associated with electric commodities. These contracts range in maturity through 2006. For the three and six months ended June 30, 2001 PPL Montana recorded net-of-tax gains of $183 million and $400,000, respectively (reported in accumulated other comprehensive income in Member's

Equity on the Consolidated Balance Sheet). PPL Montana has reserved and stands ready to deliver energy from the planned output of its generating units. In these cases, PPL Montana realized a margin that represents the difference between the sales price and the average cost of generation.

As a result of changes in economic conditions, certain previously hedged transactions are no longer probable of occurring. Consequently, PPL Montana discontinued hedge accounting for such cash flow hedges which resulted in a net of tax gain of $7 million reported in current earnings for the three and six months ended June 30, 2001.

As of June 30, 2001, the deferred net losses on derivative instruments in accumulated other comprehensive income expected to be reclassified into earnings during the next twelve months are $4 million. The sale of associated electricity, that is expected to occur over the next twelve months, will necessitate reclassifying to earnings these derivative losses. PPL Montana expects the majority of these losses to be largely offset by the inverse changes in the market value of the underlying commodities, the electricity generated. PPL Montana expects these offsetting gains to exceed the mark-to-market losses on the associated derivative instruments when the transactions are recorded in future earnings over the next twelve months.

Unrealized Gains/Losses on Derivatives Qualified as Hedges
(Millions of Dollars)
(After tax)

                                               June 30, 2001
                                        Three Months     Six Months
                                           Ended           Ended
                                      -------------  --------------

Unrealized losses on derivatives
qualified as hedges, beginning of
period:.............................     $  (182)       $      0

Unrealized gains (losses) arising
during period:
    Cumulative effect of change in
    accounting principle at
    January 1, 2001.................                        (156)

    Other unrealized gains .........         190             164

    Less:  reclassification for gains
    included in net  income.........           7               7
                                         -------        --------
Other comprehensive income.........          183               1
                                         -------        --------

Unrealized gains on derivatives
qualified as hedges, end of period..     $     1        $      1
                                         =======        ========



7.   New Accounting Standards

SFAS 141

On June 30, 2001, the FASB issued SFAS 141, "Business Combinations," which eliminates the pooling-of-interest method of accounting for business combinations and requires the use of the purchase method. In addition, it requires the reassessment of intangible assets to determine if they are appropriately classified either separately or within goodwill. SFAS 141 is effective for business combinations initiated after June 30, 2001. PPL Montana adopted SFAS 141 on July 1, 2001, with no material impact on the financial statements.

SFAS 142

On June 30, 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets," which eliminates the amortization of goodwill and other acquired intangible assets with indefinite economic useful lives. SFAS 142 requires an annual impairment test of goodwill and other intangible assets that are not subject to amortization. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The impact of adopting SFAS 142 is not yet determinable, but will be immaterial.

SFAS 143

On June 30, 2001, the FASB approved SFAS 143, "Accounting for Asset Retirement Obligation," on the accounting for obligations associated with the retirement of long-lived assets. SFAS 143 requires a liability to be recognized in the financial statements for retirement obligations meeting specific criteria. Measurement of the initial obligation is to approximate fair value with an equivalent amount recorded as an increase in the value of the capitalized asset. The asset will be depreciated in accordance with normal depreciation policy and the liability will be increased, with a charge to the income statement, until the obligation is settled. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The potential impact of adopting SFAS 143 is not yet determinable, but may be material.

8.   Subsequent Events

Energy Supply to Montana Power

PPL Montana has two transition agreements to supply wholesale electricity to Montana Power. One agreement provides for the sale of 200 megawatts from the leasehold interest in Colstrip Unit 3 until December 2001. The second agreement covers Montana Power until its remaining load is zero, but in no event later than June 2002. In April 2001, PPL announced that PPL EnergyPlus has offered to provide Montana Power with 500 megawatts of energy to be supplied by PPL

Montana. The delivery term of this new contract would be for five years beginning July 1, 2002, which is the day after the termination date of the second contract, pursuant to which PPL Montana supplies energy to Montana Power to serve its retail load not served by other providers or provided by Montana Power's remaining generation.

Under the proposed new contract, PPL Montana would be obligated to sell this energy to Montana Power only to the extent that the energy is produced by certain designated units of PPL Montana. The price under the contract would be fixed at 4 cents per kWh. However, if PPL Montana is subjected to significantly increased costs or regulatory burdens by the MPSC or the Montana Legislature or any other governmental authority during the contract period, PPL Montana could pass the resulting costs through to Montana Power as an addition to the contract price. Also, in that event PPL Montana could terminate the contract. Montana Power has not accepted the new contract. If PPL EnergyPlus and Montana Power agree to a contract, it would be submitted to the MPSC and the FERC for review and approval.

In June 2001, the MPSC issued an order (MPSC Order) in which it found that Montana Power must continue to provide electric service to its customers at tariffed rates until its transition plan under the Montana Electricity Utility Industry Restructuring and Customer Choice Act is finally approved, and that purchasers of generating assets from Montana Power must provide electricity to meet Montana Power's full load requirements at prices to Montana Power that reflect costs calculated as if the generation assets had not been sold. PPL Montana purchased Montana Power's interest in two coal-fired plants and 11 hydroelectric units in 1999.

In July 2001, PPL Montana filed a complaint against the MPSC with the U.S. District Court in Helena, Montana, challenging the MPSC Order. In its complaint, PPL Montana asserted, among other things, that the Federal Power Act preempts states from exercising regulatory authority over sale of electricity in wholesale markets, and requested the court to declare the MPSC action preempted, unconstitutional and void. In addition, the complaint requested that the MPSC be enjoined from seeking to exercise any authority, control or regulation of wholesale sales from PPL Montana's generating assets.

At this time, PPL Montana cannot predict the outcome of the proceedings related to the MPSC Order, whether PPL Montana and Montana Power will reach a new supply agreement, whether any such agreement will be approved by the MPSC or the FERC on acceptable terms, what actions the MPSC, the Montana Legislature or any other governmental authority may take on these or related matters, or the ultimate impact on PPL Energy Supply and PPL Montana of any of these matters.

Energy Supply to Energy West Resources, Inc.

In July 2001, PPL Montana filed an action in state court and a responsive pleading in federal court, both related to a breach of contract by Energy West Resources, Inc. (Energy West), a Great Falls, Montana-based energy aggregator. Energy West had obtained a temporary restraining order stopping PPL Montana from filing with FERC for authority to terminate the contract with Energy West. In the federal action, PPL Montana had requested that the court refrain from issuing a preliminary injunction and lift a temporary restraining order that had been issued in July 2001, prohibiting PPL Montana from seeking to terminate the contract under which it supplies energy to Energy West. In the state action, PPL Montana is seeking a judgment that Energy West violated the terms of the supply contract and should pay damages of at least $7.5 million. Subsequently, in July 2001, the federal court judge dissolved the temporary restraining order and stayed all proceedings in the case pending resolution by the FERC of a request by PPL Montana to terminate the contract between PPL Montana and Energy West. PPL Montana cannot predict the ultimate outcome of these proceedings.

Energy Supply to Montana Energy Pool

PPL Montana has executed an agreement to supply 20 megawatts to the Montana energy pool at 3.5 cents per kWh through June 2002.

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

PPL Montana was formed to acquire, own, lease and operate the Montana portfolio. The aggregate purchase price for the Montana portfolio, which PPL Montana acquired on December 17, 1999, was $767 million, which included a $760 million payment to Montana Power and $7 million for transaction expenses. PPL Montana funded the acquisition with a $402 million indirect equity contribution from PPL and a $365 million draw under its credit facility. After the acquisition closed, PPL made additional indirect equity contributions of approximately $15 million. PPL is also required to provide an additional indirect equity contribution of a maximum of $97 million in the event that PPL Montana purchases a portion of Montana Power's interest in the Colstrip Transmission System.

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

                              Results of Operations
                              ---------------------

The following discussion explains significant changes in principal items on the Consolidated Statement of Income, comparing the three and six months ended June 30, 2001, to the comparable periods in 2000.

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


Operating Revenues

Wholesale energy marketing and trading revenues were $99 million and $63 million for the three months ended June 30, 2001 and 2000, respectively. The increase in revenues was primarily due to higher wholesale energy prices related to an energy supply shortage in the western U.S.

Wholesale energy marketing and trading revenues were $281 million and $124 million for the six months ended June 30, 2001 and 2000, respectively. The increase in revenues was due to the foregoing reasons.

In June 2001, the FERC instituted a series of price controls designed to mitigate (or cap) prices in the entire western U.S. as a result of the California energy crisis. These price controls have had the effect of significantly lowering spot and forward energy prices in the western U.S., where PPL Montana sells power.

PPL Montana has two transition agreements to supply wholesale electricity to Montana Power. One agreement provides for the sale of 200 megawatts from the leasehold interest in Colstrip Unit 3 until December 2001. The other agreement covers Montana Power until the remaining load is zero, but in no event later than June 2002. In April 2001, PPL announced that PPL EnergyPlus has offered to provide Montana Power with 500 megawatts of energy to be supplied by PPL Montana. The delivery term of this new contract would be for five years beginning July 1, 2002, which is the day after the termination date of the second contract, pursuant to which PPL Montana supplies energy to Montana Power to serve its retail load not served by other providers or provided by Montana Power's remaining generation.

Under the proposed new contract, PPL Montana would be obligated to sell this energy to Montana Power only to the extent that the energy is produced by certain designated units of PPL Montana. The price under the contract would be fixed at 4 cents per kWh. However, if PPL Montana is subjected to significantly increased costs or regulatory burdens by the MPSC or the Montana Legislature or any other governmental authority during the contract period, PPL Montana could pass the resulting costs through to Montana Power as an addition to the contract price. Also, in that event PPL Montana could terminate the contract. Montana Power has not accepted the new contract. If PPL EnergyPlus and Montana Power agree to a contract, it would be submitted to the MPSC and the FERC for review and approval.

In June 2001, the MPSC issued an order (MPSC Order) in which it found that Montana Power must continue to provide electric service to its customers at tariffed rates until its transition plan under the Montana Electricity Utility Industry Restructuring and Customer Choice Act is finally approved, and that purchasers of generating assets from Montana Power must provide electricity to meet Montana Power's full load requirements at prices to Montana Power that reflect costs calculated as if the generation assets had not been sold. PPL Montana purchased Montana Power's interest in two coal-fired plants and 11 hydroelectric units in 1999.

In July 2001, PPL Montana filed a complaint against the MPSC with the U.S. District Court in Helena, Montana, challenging the MPSC Order. In its complaint, PPL Montana asserted, among other things, that the Federal Power Act preempts states from exercising regulatory authority over sale of electricity in wholesale markets, and requested the court to declare the MPSC action preempted, unconstitutional and void. In addition, the complaint requested that the MPSC be enjoined from seeking to exercise any authority, control or regulation of wholesale sales from PPL Montana's generating assets.

As part of the purchase of generation assets from Montana Power, PPL Montana agreed to supply electricity to the United States Government on behalf of Flathead Irrigation Project. Under the agreement, which expires in December 2010, PPL Montana is required to supply approximately 7.5 megawatts of capacity year round, with an additional 3.7 megawatts during the months of April through October.

Operation Expense

Operation expenses increased by $5 million and $20 million for the three month and six months ended June 30, 2001, respectively, compared to the same periods in 2000. Operation expenses consist mainly of expenses for fuel, energy purchases, transmission tariffs, plant operations and maintenance, lease rental payments and general and administrative expenses.

Generation decreased by 252 and 576 million kWh for the three and six months ended June 30, 2001, respectively, compared to the same periods in 2000. These decreases were primarily the result of lower hydroelectric generation caused by the lower than normal water flow in the northwestern U.S.

Fuel

Fuel decreased by $2 million for the three and six months ended June 30, 2001, compared to the same periods in 2000. These changes were primarily due to decreased coal costs and the use of less coal due to alternative fuel sources.

Energy Purchases

Energy purchases decreased by $4 million and increased by $6 million for the three and six months ended June 30, 2001, respectively, compared to the same periods in 2000. The decrease for the three months ended was related to lower supply obligations under long-term supply commitments for the three months, resulting in less purchased power. The increase for the six months ended was the result of increased power costs in the western U. S.

As part of the purchase of generation assets from Montana Power, PPL Montana assumed a power purchase agreement, which expires in April 2010, with Basin Electric Power Cooperative. The agreement requires PPL Montana to purchase up to 98 megawatts of firm capacity from November through April of each year.

Other Operation and Maintenance Expenses

Other operation and maintenance expense increased by $12 million and $20 million for the three and six months ended June 30, 2001, respectively, compared to the same periods in 2000. These increases were primarily due to lease expense associated with the Colstrip plant sale and leaseback.

Transmission Expenses

Transmission expenses decreased by $1 million and $2 million for the three and six months ended June 30, 2001, respectively, compared to the same periods in 2000. These decreases were due to lower generation in the first six months of 2001 and more in-state sales in 2001, requiring less transmission usage.

Depreciation Expense

Depreciation expense decreased by $2 million and $3 million for the three and six months ended June 30, 2001, respectively, compared to the same periods in 2000. These decreases were mainly due to the reduction of property, plant and equipment related to the sale and leaseback of PPL Montana's interest in the Colstrip plant completed in July 2000.

Other Income

Other income remained relatively stable for the three months ended June 30, 2001 compared to the same period in 2000. Other income increased by $1 million for the six months ended June 30, 2001 compared to the same period in 2000. The change for the six-month period was due mainly to higher interest income from increased cash and cash equivalents on hand during the first quarter of 2001.

Interest Expense

Interest expense decreased by $8 million and $15 million for the three and six months ended June 30, 2001, respectively, compared to the same periods in 2000. Interest expense relates to interest on the credit facility, amortization of related financing costs and interest on accretion of wholesale energy commitments. These decreases were mainly due to the retirement of debt obligations in 2000.

Income Taxes

Income taxes increased by $15 million and $60 million for the three and six months ended June 30, 2001, respectively, compared to the same periods in 2000. These changes were due to the increase in taxable income in 2001.

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

PPL Montana expects to make continued capital expenditures for the Montana portfolio. The average capital expenditures PPL Montana expects to make are approximately $20 million per year for the next three years. Compliance with environmental standards will continue to be reflected in PPL Montana's capital expenditures and operating costs. PPL Montana believes that cash flow from its operations will be sufficient to cover aggregate rent payments under the leases and, together with borrowings under its working capital facility, to cover expected capital expenditure requirements. If the cash flow from PPL Montana's operations is not sufficient, any unanticipated capital expenditures could adversely affect its cash flow from operations and operating income in the period incurred.

Sales to California Independent System Operator and to Other Pacific Northwest Purchasers

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

At June 30, 2001, PPL Montana estimated that a 10% adverse movement in market prices across the markets PPL Montana operates in, and across all time periods, could have decreased the value of the non-trading and trading portfolio by approximately $15 million and $200,000 at June 30, 2001, respectively. However, this effect would have been offset by the change in the value of the underlying commodity, the electricity generated. In addition to commodity price risk, PPL Montana's commodity positions are also subject to operational and event risks including, among others, increases in load demand and forced outages at generating plants.

PPL Montana's risk management program is designed to manage the risks associated with market fluctuations in the price of electricity. PPL Montana's risk management policy and programs include risk identification and risk limits management, with measurement and controls for real time risk monitoring. PPL Montana has entered into fixed price forward contracts that require physical delivery of the commodity and derivative financial instruments consisting mainly of financial swaps where settlement is generally based on the difference between a fixed price and an index-based price for the underlying commodity.

Interest Rate Risk
------------------

PPL Montana may use borrowings to provide funds for its operations. PPL Montana utilizes various risk management instruments to reduce its exposure to adverse interest rate movements through the use of financial derivative products to adjust the mix of fixed and floating-rate interest rates in its debt portfolio. PPL Montana has risk limits designed to balance risk exposure to volatility in interest expense and losses in the fair value of the debt portfolio due to changes in the absolute level of interest rates. PPL Montana had no borrowings outstanding as of June 30, 2001.

Financing and Liquidity

Cash and cash equivalents decreased by $57 million more for the six months ended June 30, 2001, compared with the same period in 2000. The reasons for the change were:

 .    A $101 million increase in cash provided by operating activities, primarily due to an increase in operating income.

 .    A $1 million increase in cash used in investing activities due to more expenditures for property, plant and equipment.

 .    A $157 million increase in cash used in financing activities due to distributions to the member.

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

                                PPL CORPORATION,
                                ---------------
                       PPL ELECTRIC UTILITIES CORPORATION,
                       ----------------------------------
                        PPL MONTANA, LLC AND SUBSIDIARIES
                        ---------------------------------

                           PART II. OTHER INFORMATION
                           --------------------------


Item 1.  Legal Proceedings
--------------------------

         Reference is made to "Legal Proceedings" in PPL's and PPL Electric's Annual Report to the SEC on Form 10-K for the year ended December 31, 2000, "Legal Matter" in PPL Montana's Form S-4 and to the PPL, PPL Electric and PPL Montana "Notes to Consolidated Financial Statements" for additional information regarding various pending administrative and judicial proceedings involving regulatory, environmental and other matters.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         At PPL's Annual Meeting of Shareowners held on April 27, 2001, the shareowners:

         (1) Elected all three nominees for the office of director. The vote for all nominees was 115,682,632. The votes for individual nominees were as follows:

                                                  Number of Votes
                                                  ---------------
                                            For        Withhold Authority
                                            ---        ------------------
         William F. Hecht               115,880,329         1,868,250
         Stuart Heydt                   115,682,632         2,065,947
         W. Keith Smith                 115,919,862         1,828,717

         The vote to withhold authority for all nominees was 1,289,254.

         (2) Ratified the appointment of PricewaterhouseCoopers LLP as independent auditors for the year ended December 31, 2001. The vote was 115,950,243 in favor and 807,612 against, with 990,724 abstaining.

         At PPL Electric Utilities' Annual Meeting of Shareowners held on April 24, 2001, the shareowners:

         (1) Elected all eight nominees for the office of director. The vote for all nominees was 103,204,705. The votes for individual nominees were as follows:

                                                          Number of Votes for
                                                          -------------------

                           John R. Biggar                     103,204,705
                           Michael E. Bray                    103,204,705
                           Paul T. Champagne                  103,204,705
                           Lawrence E. De Simone              103,204,705
                           Robert J. Grey                     103,204,705
                           William F. Hecht                   103,204,705
                           Frank A. Long                      103,204,705
                           James H. Miller                    103,204,705

         The vote to withhold authority for all nominees was 0.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

          (a)  Exhibits

                    10(a) - PPL Energy Supply $600 million 364-Day Credit Agreement

                    10(b) - PPL Energy Supply $500 Million 3-Year Credit
                    Agreement

                    10(c) - PPL Electric $400 million 364-Day Credit Agreement

                    10(d) - PPL Montana $150 million 364-Day Credit Agreement

                    12(a), 12(b) and 12(c) - Computation of Ratio of Earnings to Fixed Charges

         (b)   Reports on Form 8-K

         Report dated April 20, 2001
         ---------------------------

         Item 5. Other Events

                 Press release dated April 20, 2001 regarding PPL EnergyPlus' offer to provide Montana Power with 500 MW of energy for five years beginning July 1, 2002.

                 Press release dated April 23, 2001 regarding PPL's announcement to develop a 540 MW power plant near Chicago, Illinois and to increase the capacity at its Susquehanna nuclear plant in Pennsylvania by 100 MW.

                 Press release dated April 24, 2001 regarding PPL's first quarter 2001 earnings and revised earnings forecast for 2001 and 2002, PPL's structural separation of PPL Electric and PPL's announcement to maintain its current dividend level.

         Report dated May 9, 2001
         ------------------------

         Item 5. Other Events

                 Information regarding PPL's offering of $575 million of the Corporation's Premium Equity Participating Security Units ("PEPS").

         Item 7. Exhibits

                 Exhibits filed with reference to Registration Statement on Form S-3 of PPL, Registration Statement on Form S-3 of PPL Capital Funding and Registration Statement Form S-3 of PPL Capital Funding Trust I.

         Report dated June 20, 2001
         --------------------------

         Item 5. Other Events

                 Press release dated June 20, 2001 regarding PPL Electric's announcement of its supply contract with PPL EnergyPlus.

                                  SIGNATURES
                                  ----------

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

                                              PPL Corporation
                                              ---------------
                                                        (Registrant)

                                              PPL Electric Utilities Corporation
                                              ----------------------------------
                                                        (Registrant)





Date: August 10, 2001                        /s/ John R. Biggar
                                             ----------------------------------
                                                          John R. Biggar
                                                   Executive Vice President and
                                                      Chief Financial Officer
                                                         (PPL Corporation)
                                                   (principal financial officer)




                                              /s/ Joseph J. McCabe
                                              ----------------------------------
                                                       Joseph J. McCabe
                                                Vice President and Controller
                                            (PPL Electric Utilities Corporation)
                                               (principal accounting officer)

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

                                          PPL Montana, LLC
                                          ----------------
                                                     (Registrant)


Date: August 10, 2001                     /s/ Paul A. Farr
                                          --------------------------------------
                                                        Paul A. Farr
                                              Vice President, Chief Financial
                                              Officer and Assistant Secretary
                                                 (principal financial and
                                                    accounting officer)