Form 10-Q
period 2001-09-30
PPL CORP; PPL MONTANA LLC; PPL ELECTRIC UTILITIES CORP
filed 2001-11-13
CIK 922224, 1127712, 317187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the period ended September 30, 2001
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to ___________
Commission File Number	Registrant; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.
1-11459	PPL Corporation (Exact name of Registrant as specified in its charter) (Pennsylvania) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-2758192
1-905	PPL Electric Utilities Corporation (Exact name of Registrant as specified in its charter) (Pennsylvania) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-0959590
333-50350	PPL Montana, LLC (Exact name of Registrant as specified in its charter) (Delaware) 303 North Broadway - Suite 400 Billings, MT 59101 (406) 869-5100	54-1928759

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

PPL Corporation	Yes X	No
PPL Electric Utilities Corporation	Yes X	No
PPL Montana, LLC	Yes X	No
PPL Montana, LLC's initial Registration Statement on Form S-4 became effective on March 2, 2001.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

PPL Corporation	Common stock, $.01 par value, 146,450,310 shares outstanding at October 31, 2001, excluding 30,993,637 shares held as treasury stock
PPL Electric Utilities Corporation	Common stock, no par value, 78,029,863 shares outstanding and all held by PPL Corporation at October 31, 2001, excluding 79,270,519 shares held as treasury stock
PPL Montana, LLC	PPL Corporation indirectly holds all of the member interests in PPL Montana, LLC.

(THIS PAGE LEFT BLANK INTENTIONALLY.)

PPL Corporation
PPL Electric Utilities Corporation
And
PPL Montana, LLC

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2001

Table of Contents

GLOSSARY OF TERMS AND ABBREVIATIONS

BG&E - Baltimore Gas & Electric Company.

CEMAR - Companhia Energética do Maranhão, a Brazilian electric distribution company in which PPL Global has a majority ownership interest.

CGE - Compañia General Electricidad, SA, a distributor of energy in Chile and Argentina, in which PPL Global has a minority ownership interest.

Clean Air Act - federal legislation enacted to address certain environmental issues related to air emissions including acid rain, ozone and toxic air emissions.

CTC - competitive transition charge on customer bills to recover allowable transition costs under the Customer Choice Act.

Customer Choice Act (Pennsylvania Electricity Generation Customer Choice and Competition Act) - legislation enacted to restructure the state's electric utility industry to create retail access to a competitive market for generation of electricity.

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

DRIP - dividend reinvestment plan.

EC - Electricidad de Centroamerica, S.A. de C.V., an El Salvadoran holding company and the majority owner of Del Sur. PPL Global has 100% ownership of EC.

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

ICP - Incentive Compensation Plan.

ICPKE - Incentive Compensation Plan for Key Employees

IRS - Internal Revenue Service.

ISO - Independent System Operator.

ITC - intangible transition charge on customer bills to recover intangible tranisition costs associated with securitizing stranded costs under the Customer Choice Act.

JCP&L - Jersey Central Power & Light Company.

LIBOR - London Inter-bank Offered Rate.

Mirant - Mirant Corporation, formerly Southern Energy Inc., a diversified energy company based in Atlanta. PPL Global and Mirant jointly own WPDH and WPD Investment Holdings Limited, the parent company of WPDL.

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

NUGs (Non-Utility Generators) - generating plants not owned by public utilities, whose electrical output must be purchased by utilities under the PURPA if the plant meets certain criteria.

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

PLR - provider of last resort, refers to PPL Electric providing electricity to retail customers within its delivery territory who have chosen not to shop for electricity under the Customer Choice Act.

PPL - PPL Corporation, the parent holding company of PPL Electric, PPL Energy Funding and other subsidiaries.

PPL Capital Funding - PPL Capital Funding, Inc., a PPL financing subsidiary.

PPL Capital Funding Trust I - a PPL Capital Funding subsidiary.

PPL Electric - PPL Electric Utilities Corporation, a regulated utility subsidiary of PPL that transmits and distributes electricity in its service territory, and provides electric supply to retail customers in this territory as a PLR.

PPL Energy Funding - PPL Energy Funding Corporation, which is a subsidiary of PPL and the parent company of PPL Energy Supply.

PPL EnergyPlus - PPL EnergyPlus, LLC, a subsidiary of PPL Energy Supply, which markets wholesale and retail electricity, and supplies energy and energy services in newly deregulated markets.

PPL Energy Supply - PPL Energy Supply, LLC, the parent company of PPL Generation, PPL EnergyPlus, PPL Global and other subsidiaries. Formed in November 2000, PPL Energy Supply is a subsidiary of PPL Energy Funding.

PPL Gas Utilities - PPL Gas Utilities Corporation, a regulated utility subsidiary of PPL specializing in natural gas distribution, transmission and storage services, and the sale of propane.

PPL Generation - PPL Generation, LLC, a subsidiary of PPL Energy Supply which, effective July 1, 2000, owns and operates U.S. generating facilities through various subsidiaries.

PPL Global - PPL Global, LLC, a subsidiary of PPL Energy Supply, which invests in and develops domestic and international power projects, and owns and operates international projects.

PPL Holtwood - PPL Holtwood, LLC, a subsidiary of PPL Generation which owns PPL's hydroelectric generating operations in Pennsylvania.

PPL Martins Creek - PPL Martins Creek, LLC, a fossil generating subsidiary of PPL Generation.

PPL Montana - PPL Montana, LLC, an indirect subsidiary of PPL Generation which generates electricity for wholesale sales in Montana and the Northwest.

PPL Montour - PPL Montour, LLC, a fossil generating subsidiary of PPL Generation.

PPL Services - PPL Services Corporation, a subsidiary of PPL which provides shared services for PPL and its subsidiaries.

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

UGI - UGI Corporation.

WPD - Western Power Distribution (South West) plc, a British regional electric utility company.

WPDH - WPD Holdings UK, a jointly-owned subsidiary of PPL Global and Mirant. WPDH owns WPD and Westen Power Distribution (South Wales) plc.

WPDL - Western Power Distribution Limited, a wholly-owned subsidiary of WPD Investment Holdings Limited which is a jointly-owned subsidiary of PPL Global and Mirant. WPDL owns 100% of the common shares of Hyder.

(THIS PAGE LEFT BLANK INTENTIONALLY.)

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

(THIS PAGE LEFT BLANK INTENTIONALLY.)

PPL CORPORATION AND SUBSIDIARIES

PPL CORPORATION AND SUBSIDIARIES
Part 1. FINANCIAL INFORMATION
Item 1. Financial Statements

In the opinion of PPL, the unaudited financial statements that follow reflect all adjustments necessary to present fairly the Condensed Consolidated Balance Sheet as of September 30, 2001 and December 31, 2000, and the Condensed Consolidated Statement of Income, Condensed Consolidated Statement of Cash Flows and Condensed Consolidated Statement of Shareowners' Common Equity and Comprehensive Income for the periods ended September 30, 2001 and 2000.

CONDENSED CONSOLIDATED STATEMENT OF INCOME
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, except per share data)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
Operating Revenues
Retail electric and gas	$ 818	$ 751	$ 2,566	$ 2,307
Wholesale energy marketing and trading	454	620	1,360	1,573
Energy related businesses	166	97	487	298
Total	1,438	1,468	4,413	4,178

Operating Expenses
Operation
Fuel	139	136	453	390
Energy purchases	391	554	1,214	1,501
Other	204	158	586	473
Amortization of recoverable transition costs	65	50	191	159
Maintenance	57	54	199	178
Depreciation	63	58	190	196
Taxes, other than income	40	38	120	132
Energy related businesses	140	107	416	275
Total	1,099	1,155	3,369	3,304

Operating Income	339	313	1,044	874

Other Income - net	7	1	16	8

Income Before Interest, Income Taxes and Minority Interest	346	314	1,060	882

Interest Expense	91	94	283	274

Income Before Income Taxes and Minority Interest	255	220	777	608

Income Taxes	86	75	247	215

Minority Interest	1	3	4	4

Net Income Before Dividends on Preferred Securities	168	142	526	389

Dividends - Preferred Securities	16	6	35	19

Net Income Available for Common Stock	$ 152	$ 136	$ 491	$ 370

Earnings Per Share of Common Stock
Basic	$ 1.04	$ 0.94	$ 3.37	$ 2.57
Diluted	$ 1.04	$ 0.94	$ 3.35	$ 2.57

Dividends Declared per Share of Common Stock	$ 0.265	$ 0.265	$ 0.795	$ 0.795

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Nine Months Ended
	September 30,
	2001	2000

Net Cash Provided by Operating Activities	$ 593	$ 529

Cash Flows From Investing Activities
Expenditures for property, plant and equipment	(416)	(311)
Investment in electric energy projects	(196)	(647)
Sale of nuclear fuel to trust		27
Repayment of notes receivable from affiliates	210
Proceeds from PPL Montana sale-leaseback		410
Other investing activities - net	(24)	(17)
Net cash used in investing activities	(426)	(538)

Cash Flows From Financing Activities
Issuance of company-obligated mandatorily redeemable preferred securities	575
Issuance of long-term debt	898	1,000
Issuance of common stock	52	22
Retirement of long-term debt	(462)	(337)
Termination of nuclear fuel lease		(154)
Payment of common and preferred dividends	(145)	(132)
Net decrease in short-term debt	(670)	(250)
Payments on capital lease obligations		(11)
Other financing activities - net	(46)	18
Net cash provided by financing activities	202	156

Net Increase In Cash and Cash Equivalents	369	147
Cash and Cash Equivalents at Beginning of Period	480	133
Cash and Cash Equivalents at End of Period	$ 849	$ 280

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEET
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	September 30,	December 31,
	2001	2000

Assets

Current Assets
Cash and cash equivalents	$ 849	$ 480
Accounts receivable (less reserve: 2001, $77; 2000, $70)	562	588
Notes receivable from affiliated companies		114
Unbilled revenues	196	279
Fuel, materials and supplies - at average cost	250	197
Prepayments	53	40
Deferred income taxes	67	75
Unrealized derivative gains	201	79
Other	87	93
	2,265	1,945

Investments
Investments in unconsolidated affiliates - at equity	767	800
Investments in unconsolidated affiliates - at cost	119	46
Nuclear plant decommissioning trust fund	258	268
Other	51	47
	1,195	1,161

Property, Plant and Equipment - net
Electric utility plant in service
Transmission and distribution	2,797	2,841
Generation	2,329	2,177
General	302	294
	5,428	5,312
Construction work in progress	330	261
Nuclear fuel	104	123
Electric utility plant	5,862	5,696
Gas and oil utility plant	193	177
Other property	68	75
	6,123	5,948

Regulatory and Other Noncurrent Assets
Recoverable transition costs	2,234	2,425
Other	965	881
	3,199	3,306

	$ 12,782	$ 12,360

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEET
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	September 30,	December 31,
	2001	2000
Liabilities and Equity

Current Liabilities
Short-term debt	$ 367	$ 902
Notes payable to affiliated companies		135
Long-term debt	498	317
Above market NUG contracts	89	93
Accounts payable	355	506
Taxes	183	223
Interest	53	42
Dividends	51	45
Unrealized derivative losses	181	84
Other	161	164
	1,938	2,511

Long-term Debt	4,675	4,467

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes and investment tax credits	1,433	1,412
Above market NUG contracts	516	581
Other	918	976
	2,867	2,969

Commitments and Contingent Liabilities

Minority Interest	52	54

Company-obligated Mandatorily Redeemable Preferred Securities of
Subsidiary Trust Holding Solely Company Debentures	825	250

Preferred Stock
With sinking fund requirements	46	47
Without sinking fund requirements	50	50
	96	97
Shareowners' Common Equity
Common stock	2	2
Capital in excess of par value	1,952	1,895
Treasury stock	(836)	(836)
Earnings reinvested	1,374	999
Accumulated other comprehensive income	(126)	(36)
Capital stock expense and other	(37)	(12)
	2,329	2,012

	$ 12,782	$ 12,360

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENT OF SHAREOWNERS' COMMON EQUITY AND COMPREHENSIVE INCOME
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000

Common stock at beginning of period	$ 2	$ 2	$ 2	$ 2
Common stock at end of period	2	2	2	2

Capital in excess of par value at beginning of period	1,937	1,873	1,895	1,860
Common stock issued	15	9	57	22
Capital in excess of par value at end of period	1,952	1,882	1,952	1,882

Treasury stock at beginning of period	(836)	(836)	(836)	(836)
Treasury stock at end of period	(836)	(836)	(836)	(836)

Earnings reinvested at beginning of period	1,260	812	999	654
Net income available for common stock (b)	152	136	491	370
Cash dividends declared on common stock	(38)	(38)	(116)	(114)
Earnings reinvested at end of period	1,374	910	1,374	910

Accumulated other comprehensive income (loss) at beginning of period	(75)	(63)	(36)	(55)
Unrealized gain (loss) on available-for-sale securities (b)	(2)	6	(5)	6
Foreign currency translation adjustments (b)	(12)	10	(83)	2
Unrealized gain (loss) on qualifying derivatives (b)	(37)		(2)
Accumulated other comprehensive income (loss) at end of period	(126)	(47)	(126)	(47)

Capital stock expense and other at beginning of period	(36)	(12)	(12)	(12)
Issuance costs and other charges to issue PEPS Units	(1)		(25)
Capital stock expense and other at end of period	(37)	(12)	(37)	(12)

Total Shareowners' Common Equity	$ 2,329	$ 1,899	$ 2,329	$ 1,899

Common stock shares at beginning of period (a)	146,033	144,300	145,041	143,697
Common stock issued through the DRIP, ICP, ICPKE and structured equity program	417	420	1,409	1,023
Common stock shares at end of period	146,450	144,720	146,450	144,720

(a) In thousands. $.01 par value, 390 million shares authorized. Each share entitles the holder to one vote on any question presented to any shareowners' meeting.

(b) Statement of Comprehensive Income:
Net income available for common stock	$ 152	$ 136	$ 491	$ 370
Other comprehensive income, net of tax:
Unrealized gain (loss) on available-for-sale securities, net of tax (benefit) of $(1), $4, $(3), $4	(2)	6	(5)	6
Foreign currency translation adjustments, net of tax (benefit) of $(26), $(3), $(39), $(10)	(12)	10	(83)	2
Unrealized gain (loss) on qualifying derivatives, net of tax (benefit) of $(24), $(2)	(37)		(2)
Total other comprehensive income (loss)	(51)	16	(90)	8
Comprehensive Income	$ 101	$ 152	$ 401	$ 378

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

PPL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Terms and abbreviations appearing in Notes to Condensed Consolidated Financial Statements are explained in the glossary.

  Interim Financial Statements

  Certain information in footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S., has been condensed or omitted in this Form 10-Q under the rules and regulations of the SEC. These financial statements should be read in conjunction with the financial statements and notes included in PPL's Annual Report to the SEC on Form 10-K for the year ended December 31, 2000. Note 17 to the Financial Statements in that report describes the corporate realignment effected on July 1, 2000.

  Certain amounts in the September 30, 2000 and December 31, 2000 financial statements have been reclassified to conform to the presentation in the September 30, 2001 financial statements.

  Segment and Related Information

  PPL's reportable segments are Supply, Delivery, International and Corporate. The Supply group primarily consists of the domestic energy marketing, generation and domestic development operations of PPL Energy Supply. The Delivery group includes the regulated electric and gas delivery operations of PPL Electric and PPL Gas Utilities. The International group includes PPL Global's responsibility for the acquisition, development, ownership and operation of international energy projects. The majority of PPL Global's international investments are located in the U.K., Chile, El Salvador and Brazil. Corporate includes interest expense not directly allocated to the segments. In prior periods such interest was allocated for segment reporting purposes. Corporate also includes intercompany eliminations required to reconcile to the corporate books. Segments include direct charges, as well as an allocation of indirect corporate costs, for services provided by PPL Services. These services costs include functions such as financial, legal, human resources, and information services.

  Previously, there was a "Development" group that included the activities now reflected in the "International" group and the domestic development operations, currently part of the "Supply" group.

  Previously reported information has been restated to conform to the current presentation. Financial data for PPL's business segments are as follows (millions of dollars):

Three Months	Nine Months
Ended September 30,	Ended September 30,
	2001	2000	2001	2000

Income Statement data
Revenues from external customers
Supply	$997	$1,109	$2,983	$2,989
Delivery	305	278	993	877
International	136	81	437	312
	1,438	1,468	4,413	4,178

Intersegment revenues
N/A - There are no intersegment revenues.

Net Income
Supply	167	115	454	286
Delivery	23	25	85	78
International	(2)	8	36	31
Corporate	(36)	(12)	(84)	(25)
	$152	$136	$491	$370

	September 30, 2001	December 31, 2000
Balance Sheet data
Total Assets
Supply	$5,648	$5,121
Delivery	6,138	6,049
International	2,466	2,342
Corporate	(1,470)	(1,152)
	$12,782	$12,360

  Investments in Unconsolidated Affiliates - at Equity

  PPL's investments in unconsolidated affiliates accounted for under the equity method were $767 million and $800 million at September 30, 2001 and December 31, 2000. The most significant investment was PPL Global's investment in WPDH, which was $511 million at September 30, 2001 and $479 million at December 31, 2000. At September 30, 2001, PPL Global had a 51% equity ownership interest in WPDH, but shared joint control with Mirant. Accordingly, PPL Global accounts for its investment in WPDH (and other investments where it has majority ownership but lacks voting control) under the equity method of accounting.

  Summarized below is information from the financial statements of unconsolidated affiliates, as included in PPL's consolidated financial statements under the equity method for the periods noted (millions of dollars):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2001	2000	2001	2000
Income Statement data
Revenues	$148	$100	$480	$352
Operating Income	75	42	242	169
Net Income	68	16	212	101

  Earnings Per Share

  Basic EPS is calculated by dividing "Net Income Available for Common Stock" on the Statement of Income by the weighted average number of common shares outstanding during the period. In the calculation of diluted EPS, weighted average shares outstanding are increased for additional shares that would be outstanding if potentially dilutive securities were converted to common stock.

  Potentially dilutive securities consist of stock options granted under the incentive compensation plans, stock units representing common stock granted under directors compensation programs, and PEPS Units.

  The basic and diluted EPS calculations, and the reconciliation of the shares used in the calculations, are shown below:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2001	2000	2001	2000

(Millions of Dollars or Thousands of Shares)
(Except per share data)
Net Income Available for Common Stock (Numerator)	$152	$136	$491	$370

Shares (Denominator)

Shares for Basic EPS	146,241	144,578	145,818	144,165

Add: Incremental shares
Stock options	440	456	676	144
Stock units	71	63	70	63

Shares for Diluted EPS	146,752	145,097	146,564	144,372

Basic EPS	$1.04	$.94	$3.37	$2.57

Diluted EPS	$1.04	$.94	$3.35	$2.57

  In May 2001, PPL issued 23 million PEPS Units that contain a purchase contract component for PPL's common stock, as detailed in Note 7. The PEPS Units will only be dilutive if the average price of PPL's common stock exceeds $65.03 for any period. Therefore, they were excluded from the diluted EPS calculations for the three and nine months ended September 30, 2001.

  Stock options to purchase 40,788 common shares for the nine months ended September 30, 2000, were not included in that period's computation of diluted EPS because the exercise price of the options was greater than the average market price of the common shares. Therefore, the effect would have been antidilutive.

  Financial Instruments

  PPL enters into forward-starting interest rate swaps with various counterparties to hedge interest rate risk associated with anticipated debt issuances. These swaps obligate PPL to pay a specific fixed rate of interest on the notional amount of each swap in exchange for a floating rate of interest on the notional amount, to be determined on the effective date. If interest rates rise, the swaps increase in value and offset a higher rate of interest on new debt. At September 30, 2001, PPL had entered into $950 million of interest rate swaps with terms of five, seven and ten years starting in the fourth quarter of 2001 and into 2002, at fixed rates from 5.36% to 6.19%. These interest rate swaps were designed to partially hedge the issuance of $500 million in senior notes by PPL Energy Supply (which was completed in October 2001; see Note 15) and another $500 million of debt that is expected to be incurred to fund the development of domestic generation projects. The estimated fair value of these agreements, representing the amount PPL would pay if it had terminated these agreements at September 30, 2001, was $45 million.

  PPL has also entered into current-starting interest rate swap agreements whereby PPL agreed to pay a fixed rate of interest and receive a floating rate of interest. These swaps economically adjust the mix of fixed and floating rate debt by converting floating rate notes to fixed rate notes. As of September 30, 2001, PPL had outstanding $175 million notional amount of such swaps, with fixed rates between 4.98% and 5.10%, that mature in 2002. The estimated fair value of these swaps, representing the amount PPL would pay if it had terminated these agreements at September 30, 2001, was $4 million.

  During the first quarter of 2001, PPL completed the forward purchase of 51 million euros to pay for certain equipment in 2002 and 2003. The estimated value of these forward purchases, representing the amount PPL would pay if it had terminated these agreements at September 30, 2001, was $2 million. Any gains or losses realized when the transactions close will be amortized over the life of the equipment. PPL had also entered into forward contracts to sell British pounds sterling, in anticipation of the repayment of loans to purchase the Hyder shares in the second quarter of 2001. A total of 78 million British pounds sterling were sold forward. In March 2001, PPL realized gains of $3 million on maturing positions and entered into new forward sales of a small notional amount.

  Sales to Other Electric Utilities

  Under FERC-approved interconnection and power supply agreements, PPL EnergyPlus supplied capacity and energy to UGI. These agreements were terminated in February 2001.

  PPL EnergyPlus had a contract to provide BG&E with 129,000 kilowatts, or 6.6%, of PPL Susquehanna's share of capacity and related energy from the Susquehanna station. PPL EnergyPlus provided 407 million kWh to BG&E through May 2001, at which point the contract ended.

  PPL Montana provides power to Montana Power under two wholesale transition sales agreements. These agreements expire in December 2001 and June 2002. See Note 15 regarding a new power supply agreement beginning in July 2002.

  Credit Arrangements and Financing Activities

  Credit Arrangements

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

  In order to enhance liquidity, and as a credit back-stop to the commercial paper programs, PPL Electric, PPL Capital Funding and PPL (as guarantor for PPL Capital Funding) shared a 364-day $750 million credit facility and a five-year $300 million credit facility, each with a group of banks. In June 2001, these credit facilities were terminated and replaced with a $400 million PPL Electric 364-day revolving credit facility and two PPL Energy Supply credit facilities: a $600 million 364-day facility and a $500 million three-year facility. Each of the PPL Energy Supply credit facilities was guaranteed by PPL. The PPL guarantee fell away in connection with PPL Energy Supply's issuance of senior notes described in Note 15. In addition, in June 2001, PPL Capital Funding entered into a 364-day revolving credit facility with PPL Energy Supply. PPL has guaranteed PPL Capital Funding's obligations under this agreement. At September 30, 2001, no borrowings were outstanding under any of these facilities.

  PPL Montana has a $100 million Tranche B Revolver which matures in November 2002. The maturity date may be extended with the consent of the lenders. The Tranche B Revolver provides that up to $75 million of the commitment may be used to cause lenders to issue letters of credit. In the event that PPL Montana were to draw upon this facility and cause lenders to issue letters of credit on its behalf, PPL Montana would be required to reimburse the issuing lenders. At September 30, 2001, $50 million was outstanding under the Tranche B Revolver and $25 million of letters of credit were issued.

  In April 2001, PPL Montana executed a new credit facility to allow for incremental letter of credit capacity of $150 million. At September 30, 2001, there were no amounts outstanding under this facility. PPL has executed a commitment to the lenders under PPL Montana's $150 million credit facility that PPL will provide (or cause PPL Energy Supply to provide) letters of credit at such times and in such amounts as are necessary to permit PPL Montana to remain in compliance with its fixed price forward energy contracts or its derivative financial instruments entered into to manage energy price risks, to the extent that PPL Montana cannot provide such letters of credit under its existing credit agreements. No such letters of credit had been issued as of September 30, 2001.

  The subsidiaries of PPL are separate legal entities. PPL's subsidiaries are not liable for the debts of PPL. Accordingly, creditors of PPL may not satisfy their debts from the assets of the subsidiaries absent a specific contractual undertaking by a subsidiary to pay PPL's creditors or as required by applicable law or regulation. Similarly, absent a specific contractual undertaking or as provided by applicable law or regulation, PPL is not liable for the debts of its subsidiaries. Accordingly, creditors of PPL's subsidiaries may not satisfy their debts from the assets of PPL absent a specific contractual undertaking by PPL to pay the creditors of its subsidiaries.

  Financing Activities

  PPL Electric and PPL Capital Funding issue commercial paper and borrow from banks to provide short-term funds. PPL Capital Funding's commercial paper is guaranteed by PPL. Bank borrowings generally bear interest at rates negotiated at the time of the borrowing. At September 30, 2001, PPL Capital Funding had $230 million of short-term debt outstanding at annual interest rates ranging from 3.06% to 3.85%.

  In March 2001, PPL Electric made a payment of $9.6 million to buy back an option related to its 6-1/8% Reset Put Securities due 2006. The option would have permitted a third party to remarket these securities, at higher interest rates, in May 2001. PPL Electric recorded this charge, net of the $1.8 million balance remaining on the third-party option, in "Interest Expense" on the Statement of Income. PPL Electric retired the $200 million, 6-1/8% Reset Put Securities in May 2001.

  In May 2001, PPL issued 23 million of 7.75% PEPS Units for $575 million. Each PEPS Unit had an issue price of $25 and consists of (i) a contract to purchase shares of PPL common stock on or prior to May 18, 2004 and (ii) a trust preferred security of PPL Capital Funding Trust I with a stated liquidation amount of $25. Each purchase contract yields 0.46% per year in contract adjustment payments, paid quarterly, on the $25 stated amount of the PEPS Unit and requires the holders of the contracts to purchase a number of shares of PPL common stock on or prior to May 18, 2004. The number of shares required to be purchased will depend on the average market price of PPL's common stock prior to the purchase date, subject to certain limitations. The holders' obligations to purchase shares under the purchase contracts may be settled with the proceeds of a remarketing of the trust preferred securities, which have been pledged to secure these obligations. Each trust preferred security yields 7.29% per year, paid quarterly, until May 18, 2004. The Trust's sole source of funds for preferred security distributions are from payments of interest on the 7.29% subordinated notes of PPL Capital Funding, due May 18, 2006, issued to the Trust. The trust preferred securities are expected to be remarketed in the first half of 2004. The interest rate on the subordinated notes and the yield on the trust preferred securities will be reset at a rate that will be equal to or greater than 7.29%. PPL has guaranteed the payment of principal and interest on the subordinated notes issued to the Trust by PPL Capital Funding. PPL has also guaranteed the distributions on the trust preferred securities, to the extent that the Trust has funds available for payment.

  The $575 million of trust preferred securities are included in "Company-obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Company Debentures" on the Balance Sheet at September 30, 2001. Net proceeds of $558 million were received, after giving effect to $17 million of issuance expenses. PPL used these proceeds to pay down short-term debt. The $17 million of issuance expenses were charged to "Capital stock expense and other" on the Balance Sheet, as well as $7 million for the present value of the estimated liability for contract adjustment payments.

  In May 2001, a PPL Global subsidiary entered into an operating lease arrangement, initially for $900 million and increased in July 2001 to $1.06 billion upon syndication, for the development, construction and operation of several commercial power generation facilities. Certain obligations of the PPL Global subsidiary under this operating lease have been guaranteed by PPL Energy Supply. In addition, PPL had guaranteed PPL Energy Supply's obligations. PPL's guarantee of these obligations fell away in connection with PPL Energy Supply's issuance of senior notes, described in Note 15.

  In July 2001, PPL Electric retired its outstanding First Mortgage Bonds, 9-3/8% Series due 2021, at par value.

  In August 2001, PPL Electric issued $800 million of senior secured bonds as part of a strategic initiative. See Note 14 for additional information.

  During the first nine months of 2001, PPL Transition Bond Company made principal payments on bonds totaling $185 million.

  In December 2000, PPL initiated a Structured Equity Shelf Program for the issuance of up to $100 million in PPL common stock in small amounts on a periodic basis. As of September 30, 2001, PPL had issued $16 million of common stock under this program.

  Acquisitions, Development and Divestitures

  Domestic Generation Projects

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

  In April 2001, PPL Global announced plans to develop a power plant near University Park in Chicago, Illinois. The plant would be a 540-megawatt, simple-cycle, natural gas-fired electric generation facility and is expected to be in service in 2002 at a capital cost of approximately $305 million. PPL Susquehanna also announced plans to increase the capacity of its Susquehanna nuclear plant by 100 megawatts with the installation of more efficient steam turbines on each of the two units. These improvements will be made in 2003 and 2004 and are expected to cost approximately $120 million.

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

  Commitments and Contingent Liabilities

  Wholesale Energy Commitments

  As part of the purchase of generation assets from Montana Power, PPL Montana agreed to supply electricity under two wholesale transition service agreements. In addition, PPL Montana assumed a power purchase agreement and another power sales agreement. In accordance with purchase accounting guidelines, PPL Montana recorded a liability of $118 million as the estimated fair value of these agreements at the acquisition date. The liability is being amortized over the agreement terms as adjustments to "Wholesale energy marketing and trading" revenues and "Energy purchases" on the Statement of Income. The unamortized balance at September 30, 2001 was $83 million and is included in "Other" in the "Deferred Credits and Other Noncurrent Liabilities" section of the Balance Sheet.

  Liability for Above Market NUG Contracts

  At June 30, 1998, PPL Electric recorded an $854 million loss accrual for above market contracts with NUGs. Effective January 1999, PPL Electric began reducing this liability as an offset to "Energy purchases" on the Statement of Income. This reduction is based on the estimated timing of the purchases from the NUGs and projected market prices for this generation. The final existing NUG contract expires in 2014. In connection with the corporate realignment, effective July 1, 2000, the remaining balance of this liability was transferred to PPL EnergyPlus. The liabilities associated with these above market NUG contracts were $605 million at September 30, 2001.

  Commitments - Acquisition and Development Activities

  PPL Global and its subsidiaries have committed additional capital and extended loans to certain affiliates, joint ventures and partnerships in which they have an interest. At September 30, 2001, PPL Global and its subsidiaries had approximately $889 million of such commitments. The majority of these commitments are for the lease of turbine generators and related equipment for domestic generation projects.

  MPSC Order

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

  At this time, PPL cannot predict the outcome of the proceedings related to the MPSC Order, whether the new supply agreement with Montana Power will be accepted for filing by the FERC, what actions the MPSC, the Montana Legislature or any other governmental authority may take on these or related matters, or the ultimate impact on PPL and PPL Montana of any of these matters.

  Montana Power Shareholders' Litigation

  In August 2001, a purported class-action lawsuit was filed by a group of shareholders of Montana Power against Montana Power, the directors of Montana Power, certain unnamed advisors and consultants of Montana Power, and PPL Montana. The plaintiffs allege, among other things, that Montana Power was required to, and did not, obtain shareholder approval of the sale of Montana Power's generation assets to PPL Montana in 1999. Although most of the claims in the complaint are against Montana Power, its board of directors, and its consultants and advisors, one claim is asserted against PPL Montana. That claim alleges that PPL Montana was privy to and participated in a strategy whereby Montana Power would sell its generation assets to PPL Montana without first obtaining Montana Power shareholder approval, and that PPL Montana has made net profits in excess of $100 million as the result of this illegal sale. The complaint requests that the court impose a "resulting and/or constructive trust" on both the generation assets themselves and the alleged $100 million of net profits realized by PPL Montana from such assets. The complaint also seeks 10% per annum interest on the amounts subject to the trust. PPL Montana is unable to predict the outcome of this matter.

  Nuclear Insurance

  PPL Susquehanna is a member of certain insurance programs which provide coverage for property damage to members' nuclear generating stations. Facilities at the Susquehanna station are insured against property damage losses up to $2.75 billion under these programs. PPL Susquehanna is also a member of an insurance program which provides coverage for the cost of replacement power during prolonged outages of nuclear units caused by certain specified conditions. Under the property and replacement power insurance programs, PPL Susquehanna could be assessed retroactive premiums in the event of the insurers' adverse loss experience. At September 30, 2001, this maximum assessment was about $20 million.

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

  The New Jersey Department of Environment Protection and some New Jersey residents have raised environmental concerns with respect to the Martins Creek plant, particularly with respect to SO2 emissions. PPL Martins Creek is discussing these concerns with the New Jersey Department of Environmental Protection. In addition, the plant experienced several opacity violations in the first and second quarter of 2001. The cost of addressing New Jersey's SO2 concerns and the opacity issues is not now determinable, but could be significant.

  Water/Waste

  The final NPDES permit for the Montour plant contains stringent limits for iron discharges. The results of a toxic reduction study show that additional water treatment facilities or operational changes are needed at this station. A plan for these changes has been developed and was submitted to the DEP in August of 2001.

  A draft NPDES permit has been issued to the Brunner Island plant. The draft permit contains a provision requiring further studies on the thermal impact of the cooling water discharge from the plant. Depending on the outcome of these studies, the plant could be subject to capital and operating costs that are not now determinable, but could be significant.

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

  Superfund and Other Remediation

  In 1995, PPL Electric entered into a consent order with the DEP to address a number of sites where it may be liable for remediation. This may include potential PCB contamination at certain PPL Electric substations and pole sites; potential contamination at a number of coal gas manufacturing facilities formerly owned and operated by PPL Electric; and oil or other contamination which may exist at some of PPL Electric's former generating facilities. In connection with the July 1, 2000 corporate realignment, PPL Electric's generation facilities were transferred to subsidiaries of PPL Generation. As of September 30, 2001, work has been completed on over 80% of the sites included in the consent order.

  In 1996, PPL Gas Utilities entered into a similar consent order with the DEP to address a number of sites where subsidiaries of PPL Gas Utilities may be liable for remediation. The sites primarily include former coal gas manufacturing facilities. Subsidiaries of PPL Gas Utilities are also investigating the potential for any mercury contamination from gas meters and regulators. Negotiations are underway with DEP to add 72 meter/regulation sites to the consent order.

  At September 30, 2001, PPL Electric and PPL Gas Utilities had separately accrued $5 million and $15 million, respectively, representing the estimated amounts they will have to spend for site remediation, including those sites covered by each company's consent orders mentioned above.

  In October 1999, the Montana Supreme Court held in favor of several citizens' groups that the right to a clean and healthful environment is a fundamental right guaranteed by the Montana Constitution. The court's ruling could result in significantly more stringent environmental laws and regulations, as well as an increase in citizens' suits under Montana's environmental laws. The effects on PPL and PPL Montana of any such changes in laws or regulations or any such increase in legal actions are not now determinable, but could be significant.

  Under the Montana Power Asset Purchase Agreement, PPL Montana is indemnified by Montana Power for any pre-acquisition environmental liabilities. However, this indemnification is conditioned on certain circumstances that could result in PPL Montana and Montana Power sharing in certain costs within limits set forth in the agreement.

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

  Credit Support for Affiliated Companies

  PPL provides certain guarantees for its subsidiaries. PPL guarantees all of the debt of PPL Capital Funding. As of September 30, 2001, PPL had guaranteed $1.4 billion of medium-term notes and $230 million of commercial paper issued by PPL Capital Funding. PPL had also guaranteed certain obligations of PPL EnergyPlus for up to $1 billion under power purchase and sales agreements. PPL had also guaranteed certain obligations of other subsidiaries, totaling $694 million at September 30, 2001.

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

  Derivative Instruments and Hedging Activities

  PPL adopted SFAS 133, "Accounting for Derivative Instrument and Hedging Activities," on January 1, 2001. Upon adoption and in accordance with the transition provisions of SFAS 133, PPL recorded a cumulative-effect credit of $11 million in earnings, included as an increase to "Wholesale energy market and trading" revenues and a decrease to "Energy purchases" on the Statement of Income. PPL also recorded a cumulative-effect charge of $182 million in "Accumulated other comprehensive income," a component of Shareowners' Common Equity. As of September 30, 2001, the balance in "Accumulated other comprehensive income" related to unrealized gains and losses on qualifying derivatives was a loss of $2 million, as a result of reclassifying part of the transition adjustment into earnings, changes in market prices and the adoption of Derivatives Implementation Group Issue C15 (see discussion in "Implementation Issues" below).

  Management of Market Exposures

  PPL's market risk exposure is the adverse effect on the value of a transaction that results from a change in commodity prices, interest rates or currency exchange rates. The market risk associated with commodity price, interest rate and foreign exchange contracts is managed by the establishment and monitoring of parameters that limit the types and degree of market risk that may be undertaken. PPL actively manages the market risk inherent in its commodity, debt and foreign currency positions. The PPL Board of Directors has adopted risk management policies to manage the risk exposures related to energy prices, interest rates and foreign currency exchange rates. These policies monitor and assist in controlling these market risks and use derivative instruments to manage some associated commodity, debt, and foreign currency activities.

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

  PPL utilizes forward contracts, futures contracts, options and swaps as part of its risk management strategy to minimize unanticipated fluctuations in earnings caused by commodity price, interest rate and foreign currency volatility. All derivatives are recognized on the balance sheet at their fair value, unless they qualify for the "normal purchases and sales" exclusion permitted by SFAS 133 (see discussion in "Implementation Issues" below).

  Fair Value Hedges

  PPL enters into financial contracts to hedge a portion of the fair value of firm commitments of forward electricity sales. These contracts range in maturity through 2004. For the three and nine months ended September 30, 2001, PPL did not recognize any gains or losses resulting from the ineffective portion of fair value hedges or from firm commitments that no longer qualified as fair value hedge items.

  Cash Flow Hedges

  PPL enters into physical and financial contracts, including forwards, futures and swaps, to hedge the price risk associated with electric, gas and oil commodities. Additionally, PPL enters into financial interest rate swap contracts to hedge interest expense associated with both existing and anticipated debt issuances. These contracts and swaps range in maturity through 2008. PPL also enters into foreign currency forward contracts to hedge exchange rates associated with firm commitments denominated in foreign currencies and to hedge the net investment of foreign operations. These forward contracts range in maturity through 2003. For the three and nine months ended September 30, 2001, PPL recorded net-of-tax losses of $46 million and $21 million (reported in "Accumulated other comprehensive income").

  As a result of an unplanned outage and changes in other economic conditions, PPL discontinued certain cash flow hedges which resulted in a net loss of $22 million for the nine months ended September 30, 2001 (reported in "Wholesale energy marketing and trading" revenues in the Statement of Income). There was no gain or loss from the discontinuation of cash flow hedges for the three months ended September 30, 2001. The impact on the financial statements resulting from cash flow hedge ineffectiveness was immaterial.

  As of September 30, 2001, the deferred net loss on derivative instruments in "Accumulated other comprehensive income" are expected to be reclassified into earnings during the next twelve months were $7 million.

  Implementation Issues

  On June 29, 2001, the FASB issued definitive guidance on Derivatives Implementation Group Issue C15: "Scope Exceptions: Normal Purchases and Normal Sales Exception for Option-Type Contracts and Forward Contracts in Electricity." Issue C15 provides additional guidance on the classification and application of SFAS 133 relating to purchases and sales of electricity utilizing forward contracts and options. This guidance became effective as of July 1, 2001. On October 10, 2001 the FASB revised the guidance in Issue C15, principally related to the eligibility of options for the normal purchases and normal sales exception. The revised guidance is effective as of January 1, 2002.

  Purchases and sales of forward electricity and option contracts that require physical delivery and which are expected to be used or sold by the reporting entity in the normal course of business would generally be considered "normal purchases and normal sales" under SFAS 133. These transactions, while within the scope of SFAS 133, are not required to be marked to fair value in the financial statements because they qualify for the normal purchases and sales exception. As of September 30, 2001, Accumulated other comprehensive income included an after tax gain of $17 million related to forward transactions classified as cash flow hedges prior to the Issue C15 guidance. This gain will be reversed from Accumulated other comprehensive income and recognized in earnings as the contracts deliver through 2008.

  Unrealized Gains/Losses on Derivatives Qualified as Hedges
  (Millions of Dollars)
  (After tax)

	September 30, 2001
	Three Months Ended	Nine Months Ended
Unrealized gains on derivatives qualified as hedges, begining of period:	$35	$0

Unrealized gains (losses) arising during period:
Cumulative effect of change in accounting principle at January 1, 2001		(182)

Other unrealized gains (losses)	(44)	180

Less: reclassification for net gains (losses) included in net income	(7)

Other comprehensive income (loss)	(37)	(2)

Unrealized gains on derivatives qualified as hedges, end of period	$(2)	$(2)

  New Accounting Standards

  SFAS 141

  In June 2001, the FASB issued SFAS 141, "Business Combinations," which eliminates the pooling-of-interest method of accounting for business combinations and requires the use of the purchase method. In addition, it requires the reassessment of intangible assets to determine if they are appropriately classified either separately or within goodwill. SFAS 141 is effective for business combinations initiated after June 30, 2001. PPL adopted SFAS 141 on July 1, 2001, with no material impact on the financial statements.

  SFAS 142

  In June 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets," which eliminates the amortization of goodwill and other acquired intangible assets with indefinite economic useful lives. SFAS 142 requires an annual impairment test of goodwill and other intangible assets that are not subject to amortization. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The impact of adopting SFAS 142 is not yet determinable, but may be material.

  SFAS 143

  In June 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations," on the accounting for obligations associated with the retirement of long-lived assets. SFAS 143 requires a liability to be recognized in the financial statements for retirement obligations meeting specific criteria. Measurement of the initial obligation is to approximate fair value, with an equivalent amount recorded as an increase in the value of the capitalized asset. The asset will be depreciated in accordance with normal depreciation policy and the liability will be increased, with a charge to the income statement, until the obligation is settled. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The potential impact of adopting SFAS 143 is not yet determinable, but may be material.

  SFAS 144

  In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," that replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." For long-lived assets to be held and used, SFAS 144 retains the requirements of SFAS 121 to (a) recognize an impairment loss only if the carrying amount is not recoverable from undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. For long-lived assets to be disposed of, SFAS 144 establishes a single accounting model based on the framework established in SFAS 121. The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of segments of a business. SFAS 144 also broadens the reporting of discontinued operations. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The impact of adopting SFAS 144 is not yet determinable, but is expected to be immaterial.

  Sales to California Independent System Operator and to Other Pacific Northwest Purchasers

  Through subsidiaries, PPL has made approximately $18 million of sales to the California ISO, for which PPL has not yet been paid in full. Given the myriad of electricity supply problems presently faced by the California electric utilities and the California ISO, PPL cannot predict when it will receive payment. As of September 30, 2001, PPL has fully reserved for possible underrecoveries of payments for these sales.

  Litigation arising out of the California electricity supply situation has been filed at the FERC and in California courts against sellers of energy to the California ISO. The plaintiffs and intervenors in these proceedings allege abuses of market power, manipulation of market prices, unfair trade practices and violations of state antitrust laws, among other things, and seek price caps on wholesale sales in California and other western power markets, refunds of excess profits allegedly earned on these sales, and other relief, including treble damages and attorney's fees. Certain of PPL's subsidiaries have intervened in the FERC proceedings in order to protect their interests, but have not been named as defendants in any of the court actions. In addition, attorneys general in several western states, including California, have begun investigations related to the electricity supply situation in California and other western states. The FERC has determined that all sellers of energy in the California markets, including PPL subsidiaries, should be subject to refund liability for the period beginning October 2, 2000 through June 20, 2001 and has initiated an evidentiary hearing concerning refund amounts. The FERC also is considering whether to order refunds for sales made in the Pacific Northwest, including sales made by PPL subsidiaries. The FERC Administrative Law Judge assigned to this proceeding has recommended that no refunds be ordered for sales into the Pacific Northwest. The FERC presently is considering this recommendation. PPL cannot predict whether or the extent to which any of its subsidiaries will be the target of any governmental investigation or named in these lawsuits, refund proceedings or other lawsuits, the outcome of any such proceedings or whether the ultimate impact on PPL of the electricity supply situation in California and other western states will be material.

  Strategic Initiative

  In August 2001, PPL completed a strategic initiative to confirm the structural separation of PPL Electric from PPL and PPL's other affiliated companies. This initiative enabled PPL Electric to reduce business risk by securing a supply contract adequate to meet its PLR obligations, enabled PPL EnergyPlus to lock in an electric supply agreement at current favorable prices, and enabled PPL to raise capital at attractive rates for its unregulated businesses, while allowing PPL to retain valuable advantages related to operating both energy supply and energy delivery businesses.

  In connection with this initiative, PPL Electric took the following steps:

  obtained a long-term electric supply contract to meet its PLR obligations, at prices generally equal to the pre-determined "capped" rates it is authorized to charge its PLR customers from 2002 through 2009 under the 1998 PUC settlement order;

  agreed to limit its businesses to electric transmission and distribution and activities relating to or arising out of those businesses;

  adopted amendments to its Articles of Incorporation and Bylaws containing corporate governance and operating provisions designed to reinforce its corporate separateness from affiliated companies;

  appointed an independent director to its Board of Directors and required the unanimous consent of the Board of Directors, including the consent of the independent director, to amendments to these corporate governance and operating provisions or to the commencement of any insolvency proceeding, including any filing of a voluntary petition in bankruptcy or other similar actions;

  appointed an independent compliance administrator to review, on a semi-annual basis, its compliance with the new corporate governance and operating requirements contained in its amended Articles of Incorporation and Bylaws; and

  adopted a plan of division pursuant to the Pennsylvania Business Corporation Law. The plan of division resulted in two separate corporations. PPL Electric was the surviving corporation and a new Pennsylvania corporation was created. Under the plan of division, $5 million of cash and certain of PPL Electric's potential liabilities were allocated to the new corporation. PPL has guaranteed the obligations of the new corporation with respect to such liabilities.

  The enhancements to PPL Electric's legal separation from its affiliates are intended to minimize the risk that a court would order PPL Electric's assets and liabilities to be substantively consolidated with those of PPL or another affiliate of PPL in the event that PPL or another PPL affiliate were to become a debtor in a bankruptcy case.

  At a special meeting of PPL Electric's shareowners held on July 17, 2001, the plan of division and the amendments to PPL Electric's Articles of Incorporation and Bylaws were approved, and became effective upon filing the articles of division and the plan of division with the Secretary of State of the Commonwealth of Pennsylvania. This filing was made in August 2001.

  As part of the strategic initiative, PPL Electric solicited bids to contract with energy suppliers to meet its obligation to deliver energy to its customers from 2002 through 2009. In June 2001, PPL Electric announced that PPL EnergyPlus was the low bidder, among six bids examined, and was selected to provide the energy supply requirements of PPL Electric from 2002 through 2009. Under this contract, PPL EnergyPlus will provide electricity at pre-determined capped prices that PPL Electric is authorized to charge its PLR customers, and receive a $90 million payment to offset differences between the revenues expected under the capped prices and projected market prices through the life of the supply agreement (as projected by PPL EnergyPlus at the time of its bid). The contract resulted in PPL EnergyPlus having an eight-year contract at current market prices. PPL has guaranteed the obligations of PPL EnergyPlus under the new contract.

  In July 2001, the energy supply contract was approved by the PUC and accepted for filing by the FERC.

  Also in July 2001, PPL Electric filed a shelf registration statement with the SEC to issue up to $900 million in debt. In August 2001, PPL Electric sold $800 million of senior secured bonds under this registration statement. The offering consisted of two series of bonds: $300 million of 5-7/8% Series due 2007 and $500 million of 6-1/4% Series due 2009. PPL Electric used a portion of the proceeds from these debt issuances to make the $90 million up-front payment to PPL EnergyPlus, and $280 million was used to repurchase a portion of its common stock from PPL. The remainder of the proceeds will be used for general corporate purposes.

  Taken collectively, the steps in the strategic initiative are intended to protect the customers of PPL Electric from volatile energy prices and facilitate a significant increase in leverage at PPL Electric, while lowering its cost of capital. PPL's shareowners also benefit from this initiative because it makes low-cost capital available to the higher-growth, unregulated side of PPL's business.

  Subsequent Events

  Energy Supply to Montana Power

  In October 2001, PPL announced that PPL EnergyPlus reached an agreement to supply Montana Power with an aggregate of 450 megawatts of energy to be supplied by PPL Montana. The delivery term of this new contract is for five years beginning July 1, 2002, which is the day after the termination date of the last of the two existing contracts, pursuant to which PPL Montana presently supplies energy to Montana Power for its default supply.

  Under the agreement, PPL EnergyPlus will supply 300 megawatts of baseload electricity and 150 megawatts of on-peak electricity. The agreement has been filed for acceptance with the FERC.

  PPL Energy Supply Debt Offering

  In October 2001, PPL Energy Supply sold $500 million aggregate principal amount of its 6.40% senior notes due 2011, in a private placement. In connection with the issuance of the senior notes, PPL Energy Supply entered into a registration rights agreement pursuant to which PPL Energy Supply agreed, under certain circumstances, to conduct an exchange offer or file a shelf registration statement with respect to the senior notes. Proceeds of the senior note offering will be used to fund generation development and for general corporate purposes.

PPL CORPORATION AND SUBSIDIARIES

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

Results of Operations

The following discussion explains significant changes in principal items on the Statement of Income, comparing the three and nine months ended September 30, 2001, to the comparable periods in 2000.

Certain items on the Statement of Income have been impacted by PPL Global's acquisition of CEMAR in June 2000. PPL Global consolidated CEMAR's balance sheets accounts on September 30, 2000. However, the operating results for the first nine months of 2001 include CEMAR, whereas the results for the same period in 2000 do not.

The Statement of Income reflects the results of past operations and is not intended as any indication of future operating results. Future operating results will necessarily be affected by various and diverse factors and developments. Furthermore, because results for interim periods can be disproportionately influenced by various factors and developments and by seasonal variations, the results of operations for interim periods are not necessarily indicative of results or trends for the year.

Earnings

Earnings per share were $1.04 during the three months ended September 30, 2001, compared with $.94 per share during the same period in 2000. The third quarter of 2000 benefited from a nonrecurring item of $.13 per share related to an insurance settlement for environmental liability coverage. Excluding this nonrecurring item, earnings in the third quarter of 2001 were higher by $.23 per share, or 28%, than the adjusted earnings of $.81 per share in the third quarter of 2000.

This earnings improvement was primarily due to increased margins on wholesale energy activities in the eastern U.S., higher deliveries of electricity by PPL Electric, lower operating costs, and favorable tax credits from synfuel operations. These earnings improvements were partially offset by lower margins from western U.S. wholesale energy activities and lower returns from international operations.

Earnings per share (on a diluted basis) were $3.35 during the nine months ended September 30, 2001, compared with $2.57 during the same period in 2000. After eliminating $.16 per share for nonrecurring items in 2000 related to insurance settlements for environmental liability coverage, earnings in the first nine months of 2001 were higher by $.94 per share, or 39%, than the $2.41 per share adjusted earnings in the first nine months of 2000.

This earnings improvement was primarily attributable to increased margins on eastern and western U.S. wholesale energy activities, favorable tax credits from synfuel operations, and higher earnings from international operations.

Operating Revenues

Retail Electric and Gas

The increase (decrease) in retail revenues from electric and gas operations was attributable to the following (millions of dollars):

September 30, 2001 vs. September 30, 2000
	Three Months Ended	Nine Months Ended
Retail Electric Revenue
PPL Electric
Electric delivery	$19	$22
PLR electric generation supply	87	223
PPL EnergyPlus
Electric generation supply	(78)	(139)
PPL Global international
Electric delivery	35	106
Other	(3)	(7)
	60	205

Retail Gas Revenue
PPL Gas Utilities	3	31
PPL EnergyPlus	4	23
	7	54

	$67	$259

The increases in both periods were primarily attributable to higher PPL Electric revenues as a PLR. This was due to fewer retail customers shopping for electricity under the Customer Choice Act. Revenues from PPL Global were also higher in both periods, primarily due to the acquisition of CEMAR. Partially offsetting these increases were lower PPL EnergyPlus retail revenues. This reflects expirations of contracts with existing customers.

Pursuant to the Customer Choice Act and a restructuring settlement with the PUC, PPL Electric is required, through 2009, to provide electricity at pre-determined prices to its delivery customers who do not select an alternate supplier. While these supply rates vary by customer class, the settlement provides for average rates ranging from 4.16 cents per kWh in 2001, increasing to 5.02 per kWh in 2009. As part of this settlement agreement, PPL Electric also agreed to a cap on its average transmission and distribution rates of 1.74 cents per kWh through 2004.

Both PPL Gas Utilities and PPL EnergyPlus experienced higher retail gas revenues during the three and nine months ended September 30, 2001, compared to the same periods in 2000. PPL Gas Utilities' increase was primarily due to a base rate increase effective January 1, 2001, and higher off-system sales volumes. PPL EnergyPlus' increase was primarily due to higher gas prices.

Wholesale Energy Marketing and Trading

The increase (decrease) in revenues from wholesale energy marketing and trading activities was attributable to the following (millions of dollars):

September 30, 2001 vs. September 30, 2000
	Three Months Ended	Nine Months Ended
Eastern U.S. markets
Bilateral/Spot market	$(99)	$(175)
Cost-based	(24)	(40)
Gas & oil	(37)	(91)
Other		(1)
	(160)	(307)

Western U.S. markets	(1)	156

Intercompany eliminations	(5)	(62)
	$(166)	$(213)

The decrease in eastern U.S. markets for both periods was primarily due to lower gas and oil trading activity, and the expiration of capacity and energy agreements with JCP&L and BG&E. The decrease in revenues also reflects lower bilateral/spot market sales, due to unplanned outages, creating fewer opportunities to sell forward and less trading activity, as well as lower spot market prices. The increase in western U.S. markets for the nine months ended September 30, 2001, was due to higher wholesale energy prices related to the energy supply shortage in the western U.S. in the first half of 2001.

In June 2001, the FERC instituted a series of price controls designed to mitigate (or cap) prices in the entire western U.S. as a result of the California energy crisis. These price controls have had the effect of significantly lowering spot and forward energy prices in the western U.S.

Energy Related Businesses

Energy related businesses contributed $36 million and $48 million more to operating income for the three and nine months ended September 30, 2001, compared with the same periods in 2000. These improvements reflect PPL Global's higher equity earnings from WPDH and other international investments, and equity in the earnings of WPDL, which acquired Hyder in September 2000. Also contributing to the increase were equity earnings associated with the Griffith Energy project, in which PPL has a 50% ownership interest. Both periods also benefited from higher operating income from the mechanical contracting and engineering subsidiaries.

These gains were partially offset by pre-tax operating losses from synfuel projects. However, after recording tax credits associated with synfuel operations, the synfuel projects contributed approximately $12 million to net income for the nine months ended September 30, 2001. (See "Income Taxes" for further information).

Fuel

Fuel costs increased by $63 million for the nine months ended September 30, 2001, compared with the same period in 2000.

Of this increase, electric fuel costs increased by $28 million. The increase was attributed to higher usage of PPL Generation's oil/gas-fired units as well as higher per-unit costs for this generation. The units were needed to compensate for an unplanned outage at a coal-fired station. The increase in fossil fuel expense was partially offset by unrealized mark-to-market gains on gas transactions.

The cost of natural gas and propane increased by $35 million during this period. The increase reflects higher per-unit prices for gas purchases as well as higher off-system volume by PPL Gas Utilities.

Energy Purchases

The increase (decrease) in energy purchases was attributable to the following (millions of dollars):

September 30, 2001 vs. September 30, 2000
	Three Months Ended	Nine Months Ended
Domestic
Eastern markets	$(185)	$(336)
Western markets	20	2

International	2	47
	$(163)	$(287)

The decrease for the three-month period was primarily due to lower purchases of electricity and gas in eastern U.S. markets. This was attributable to a reduction in volumes, and lower average purchased power costs. The decrease for the nine-month period was also primarily due to lower purchases of electricity and gas in these markets, due to less wholesale load obligations. Partially offsetting these reductions in volume were higher average purchase power costs, increased international energy purchases related to CEMAR, and higher spot market purchases in 2001 to compensate for an unplanned outage.

Other Operation Expenses

Other operation expenses increased by $46 million for the three months ended September 30, 2001, compared with the same period in 2000. This was primarily due to an insurance settlement for environmental liability coverage recorded in the third quarter of 2000 (as a reduction of expenses), and CEMAR expenses. These increases were partially offset by lower pension costs recorded in 2001 due to pension investment performance.

Other operation expenses increased by $113 million for the nine months ended September 30, 2001, compared with the same period in 2000. This increase was due to the reasons noted above, as well as a gain on the sale of emission allowances recorded in the second quarter of 2000 (as a reduction of expenses) and the lease of the Colstrip facilities. This increase was also offset by lower pension costs.

Amortization of Recoverable Transition Costs

Amortization of recoverable transition costs increased by $15 million and $32 million during the three and nine months ended September 30, 2001, compared with the same periods in 2000. These increases were primarily due to the collection of CTC revenues related to prior year CTC deferrals of amounts in excess of the rate cap. The increase for the three month period also reflects higher amortization of the intangible transition property. This reflects higher ITC revenues, and lower interest expense on the transition bonds issued by PPL Transition Bond Company.

Maintenance Expenses

Maintenance expenses increased by $21 million for the nine months ended September 30, 2001, compared to the same period in 2000. This increase was primarily the result of higher general maintenance costs at PPL's fossil plants, due to the acceleration of outage work generally completed in the fall. The increase also reflects higher refueling outage costs at PPL Susquehanna, which required additional overtime and contractor costs to improve plant equipment reliability.

Depreciation

Depreciation increased by $5 million for the three months ended September 30, 2001, compared to the same period in 2000. This increase was primarily due to depreciation of CEMAR's transmission, distribution and other assets, and SCR technology installed at the Montour plant during the third quarter 2000 outage.

Depreciation decreased by $6 million for the nine months ended September 30, 2001, compared to the same period in 2000. This decrease was primarily due to a change in the estimated economic remaining useful lives of certain PPL generating plants effective July 2000. Also contributing to the decrease was PPL Montana's sale and leaseback of its investment in the Colstrip plant in July 2000. These reductions in depreciation expense were partially offset by depreciation of CEMAR assets and Montour's SCR technology, as noted above.

Taxes, Other Than Income

Taxes, other than income decreased by $12 million for the nine months ended September 30, 2001, compared with the same period in 2000. This decrease was primarily the result of lower gross receipts tax accruals due to a reduction in the Pennsylvania gross receipts tax rate. Changes in gross receipts tax do not significantly affect earnings as they are substantially recovered in revenues.

Other Income - net

Other income increased by $6 million and $8 million for the three months and nine months ended September 30, 2001, compared to the same periods in 2000. These increases were due, in part, to an increase in dividends received from PPL Global's investment in CGE in 2001. Also, other income in 2000 included exchange rate losses due to the Hyder share purchases.

Financing Costs

Interest expense increased by $9 million for the nine months ended September 30, 2001, compared to the same period in 2000. This increase was the result of interest on CEMAR debt, and net increases in medium-term notes. These increases were offset by lower interest on transition bonds and on short-term credit facilities.

Dividends on preferred securities increased by $10 million and $16 million for the three and nine months ended September 30, 2001, compared to the same periods in 2000. These increases were primarily due to the issuance of PEPS Units in May 2001.

Income Taxes

Income taxes increased by $11 million and $32 million for the three and nine months ended September 30, 2001, compared to the same periods in 2000. PPL's pre-tax book income was higher in both periods in 2001. The increased income tax expense for the nine month period was partially offset by an adjustment for federal synfuel tax credits recognized in the second quarter of 2001, following an evaluation of the IRS' revenue procedures as they apply to the synfuel projects.

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

Credit risk relates to the risk of loss that PPL would incur as a result of non-performance by counterparties pursuant to the terms of their contractual obligations. PPL maintains credit policies and procedures with respect to counterparties (including requirements that counterparties meet certain credit ratings criteria) and requires other assurances in the form of credit support or collateral in certain circumstances in order to limit counterparty credit risk. However, PPL has concentrations of suppliers and customers in the electric and natural gas industries, including electric utilities, natural gas distribution companies and other energy marketing and trading companies. These concentrations of counterparties may impact PPL's overall exposure to credit risk, either positively or negatively, in that the counterparties may be similarly affected by changes in economic, regulatory or other conditions. To date, PPL has not experienced any significant losses due to non-performance by counterparties. However, given the current electric energy situation in California, PPL has established a reserve with respect to certain sales to the California ISO for which PPL has not yet been paid. See Note 13 to the Financial Statements.

Market Risk Sensitive Instruments

Quantitative and Qualitative Disclosures About Market Risk

PPL actively manages the market risk inherent in its commodity, debt, and foreign currency and equity positions as detailed in Note 11 to the Financial Statements. Nonetheless, adverse changes in commodity prices, interest rates, foreign currency exchange rates and equity prices may result in losses in earnings, cash flows and/or fair values. The forward-looking information presented below provides estimates of what may occur in the future, assuming certain adverse market conditions, due to reliance on model assumptions. Actual future results may differ materially from those presented. These disclosures are not precise indicators of expected future losses, but only indicators of reasonably possible losses.

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

As of September 30, 2001, PPL estimated that a 10% adverse movement in market prices across all geographic areas and time periods would have decreased the value of its non-hedge portfolio by approximately $1 million. A similar adverse movement in market prices would have decreased the value of its hedge portfolio by approximately $32 million. However, this would have been offset by an increase in the value of the underlying commodity, the electricity generated. In addition to commodity price risk, PPL's commodity positions are also subject to operational and event risks including, among others, increases in load demand and forced outages at power plants.

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

Commodity Price Risk - PPL Electric

Currently, PPL Electric and PPL EnergyPlus have a power supply agreement under which PPL EnergyPlus sells to PPL Electric (under a predetermined pricing arrangement) energy, capacity, and ancillary services to fulfill PPL Electric's PLR obligation through 2001. PPL EnergyPlus also has contracted to supply PPL Electric with long-term power for the period 2002 through 2009. See Note 14 to the Financial Statements for additional information. As a result, PPL Electric has shifted any electric price risk relating to its PLR obligation to PPL EnergyPlus for 2001 through 2009.

Interest Rate Risk

PPL and its subsidiaries have issued debt to finance their operations. PPL has also issued debt to provide funds for unregulated energy investments, which also increases interest rate risk. PPL manages interest rate risk by using financial derivative products to adjust the mix of fixed and floating-rate interest rates in its debt portfolios, adjusting the duration of its debt portfolios and locking in U.S. treasury rates (and interest rate spreads over treasuries) in anticipation of future financing, when appropriate. Risk limits under the risk management program are designed to balance risk exposure to volatility in interest expense and losses in the fair value of PPL's and PPL Electric's debt portfolio due to changes in the absolute level of interest rates.

At September 30, 2001, PPL's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was estimated at $4 million.

PPL is also exposed to changes in the fair value of its debt portfolio. At September 30, 2001, PPL estimated that its potential exposure to a change in the fair value of its debt portfolio, through a 10% adverse movement in interest rates, was $75 million.

PPL utilizes various risk management instruments to reduce its exposure to adverse interest rate movements for future anticipated financings. While PPL is exposed to changes in the fair value of these instruments, they are designed such that any economic loss in value should be offset by interest rate savings at the time the future anticipated financing is completed. At September 30, 2001, PPL estimated that its potential exposure to a change in the fair value of these instruments, through a 10% adverse movement in interest rates, was $35 million.

See Notes 5 and 11 to the Financial Statements for a discussion of financial derivative instruments outstanding at September 30, 2001.

Foreign Currency Risk

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

During the first quarter of 2001, PPL completed the forward purchase of 51 million euros to pay for certain equipment in 2002 and 2003. The estimated value of these forward purchases as of September 30, 2001, being the amount PPL would have to pay to terminate them, was $2 million. See Notes 5 and 11 to the Financial Statements for additional information.

Nuclear Decommissioning Fund - Securities Price Risk

PPL Susquehanna maintains trust funds, as required by the NRC, to fund certain costs of decommissioning the Susquehanna station. As of September 30, 2001, these funds were invested primarily in domestic equity securities and fixed-rate, fixed-income securities and are reflected at fair value on PPL's Balance Sheet. The mix of securities is designed to provide returns to be used to fund Susquehanna's decommissioning and to compensate for inflationary increases in decommissioning costs. However, the equity securities included in the trusts are exposed to price fluctuation in equity markets, and the values of fixed-rate, fixed-income securities are exposed to changes in interest rates. PPL Susquehanna actively monitors the investment performance and periodically reviews asset allocation in accordance with its nuclear decommissioning trust policy statement. At September 30, 2001, a hypothetical 10% increase in interest rates and a 10% decrease in equity prices would have resulted in an estimated $26 million reduction in the fair value of the assets.

PPL Electric's 1998 restructuring settlement agreement provides for the collection of authorized nuclear decommissioning costs through the CTC. Additionally, PPL Electric is permitted to seek recovery from customers of up to 96% of any increases in these costs. Under the power supply agreement between PPL Electric and PPL EnergyPlus, these revenues are passed on to PPL EnergyPlus. Similarly, these revenues are passed on to PPL Susquehanna under a power supply agreement between PPL EnergyPlus and PPL Susquehanna. Therefore, PPL's securities price risk is expected to remain insignificant.

Acquisitions and Development

At September 30, 2001, PPL Global had investments in foreign facilities, including consolidated investments in Emel, EC, CEMAR and others. See Note 3 to the Financial Statements for information on PPL Global's unconsolidated investments accounted for under the equity method.

At September 30, 2001, PPL Global had domestic generation projects, either announced or under development, which would provide 4,605 megawatts of generation. Construction activities were nearly completed on the Griffith and Wallingford projects, located near Kingman, Arizona and Wallingford, Connecticut, respectively. These facilities are expected to be operational during the fourth quarter of 2001, and will add in excess of 500 megawatts of capacity. PPL Global also is developing projects in Arizona, Illinois, New York, Pennsylvania and Washington. PPL Global is continuously reexamining development projects based on market conditions and other factors to determine whether to proceed with these projects, sell them, cancel them, expand them, execute tolling agreements, or pursue other opportunities.

Also, in October 2001, PPL Global announced that it was pursuing, in conjunction with the Long Island Power Authority, the construction of two simple-cycle generating facilities at Shoreham and Brentwood, both located on Long Island in New York state. These facilities will be owned and operated by a PPL Global subsidiary and use LM-6000 combustion turbines to provide a combined 160 megawatts of electricity. The facilities are expected to be in service in the summer of 2002, pending the completion of definitive agreements.

See Note 8 to the Financial Statements for additional information regarding acquisitions and development activities.

Financing Activities

See Notes 7, 14 and 15 to the Financial Statements for a discussion of financing activities.

Financing and Liquidity

Cash and cash equivalents increased by $222 million more during the nine months ended September 30, 2001, compared with the same period in 2000. The reasons for this change were:

  A $64 million increase in cash provided by operating activities, primarily due to higher net income.

  A $112 million decrease in cash used in investing activities, primarily due to less investment in electric energy projects. Investing activities for the nine months ended September 30, 2000, included the acquisition of CEMAR.

  A $46 million increase in cash provided by net financing activities.

Financial Indicators

Earnings for 2000 were impacted by nonrecurring items. (See "Earnings" in PPL's Form 10-K for the year ended December 31, 2000 for additional information.) The following financial indicators reflect the elimination of these impacts from earnings, and provide an additional measure of the underlying earnings performance of PPL and its subsidiaries:

	Twelve Months Ended
	September 30,
	2001	2000
EPS, diluted, as adjusted	$4.22	$3.04
Return on average common equity	30.17%	26.67%
Times interest earned before income taxes	3.38	2.90
Dividends declared per share	$1.06	$1.045

Environmental Matters

See Note 9 to the Financial Statements for a discussion of environmental matters.

Increasing Competition

The electric utility industry has experienced, and will likely continue to experience, an increase in the level of competition in the energy supply market at both the state and federal level. PPL believes that as deregulation of the energy industry continues and markets are opened to new participants and new services, competition will continue to be intense. Additionally, competitive pressures have resulted from technological advances in power generation and electronic communications, and the energy markets have become more efficient. Refer to PPL's Form 10-K for the year ended December 31, 2000 for a discussion of state and federal activities in this regard.

PPL EnergyPlus sells energy to industrial and commercial customers in Pennsylvania, New Jersey, Delaware and Montana. PPL EnergyPlus is also licensed to sell energy in Maine, Maryland and Massachusetts.

PPL EnergyPlus and certain subsidiaries of PPL Generation have authority from the FERC to sell electric energy and capacity at market-based rates and to sell, assign or transfer transmission rights and associated ancillary services.

PPL EnergyPlus and certain subsidiaries of PPL Generation also have authority from the FERC to sell specified ancillary services at market-based rates in the following markets: the New England Power Pool, the New York Power Pool, the market administered by the California ISO, and the PJM.

In July 2001, the FERC issued orders calling for the formation of one RTO throughout the Mid-Atlantic region (PJM), New York and New England. In response, PPL is taking the position that a single northeastern RTO is a significant step forward in establishing a reliable and properly functioning wholesale electricity market in the region. PPL strongly supports the most comprehensive amalgamation of the existing and proposed northeast power pools, including the establishment of a single RTO as well as the elimination of marketplace distinctions and control area boundaries. The FERC's northeastern RTO proceeding is continuing.

Some restructured markets have recently experienced supply problems and price volatility. In some of these markets, government agencies and other interested parties have made proposals to delay market restructuring or even re-regulate areas of these markets that have previously been deregulated. In California, legislation has been passed placing a moratorium on the sale of generation plants by public utilities regulated by the California Public Utilities Commission. In June 2001, the FERC instituted a series of price controls designed to mitigate (or cap) prices in the entire western U.S. as a result of the California energy crisis. These price controls have had the effect of significantly lowering spot and forward energy prices in the western market. Other proposals to re-regulate the energy industry may be made, and legislative or other actions may cause the electric power restructuring process to be delayed, discontinued or reversed in the states in which PPL currently, or may in the future, operate. If the competitive restructuring of the wholesale and retail power markets is delayed, discontinued or reversed, PPL's business prospects and financial condition could be materially adversely affected.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Reference is made to "Market Risk Sensitive Instruments" in the Management's Discussion and Analysis of Financial Condition and Results of Operations.

PPL ELECTRIC UTILITIES CORPORATION AND SUBSIDIARIES

PPL ELECTRIC UTILITIES CORPORATION AND SUBSIDIARIES
Part 1. FINANCIAL INFORMATION
Item 1. Financial Statements

In the opinion of PPL Electric, the unaudited financial statements that follow reflect all adjustments necessary to present fairly the Condensed Consolidated Balance Sheet as of September 30, 2001 and December 31, 2000, and the Condensed Consolidated Statement of Income, Condensed Consolidated Statement of Cash Flows, and Condensed Consolidated Statement of Shareowner's Common Equity and Comprehensive Income for the periods ended September 30, 2001 and 2000. These financial statements have been impacted by the corporate realignment on July 1, 2000. See Note 7 to the Financial Statements for additional information.

CONDENSED CONSOLIDATED STATEMENT OF INCOME
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
Operating Revenues
Retail electric	$ 635	$ 527	$ 1,838	$ 1,847
Wholesale energy marketing and trading	51	39	156	842
Energy related businesses	1	4	18	14
Total	687	570	2,012	2,703

Operating Expenses
Operation
Fuel				200
Energy purchases	395	299	1,118	1,078
Other	63	56	184	293
Amortization of recoverable transition costs	65	50	191	159
Maintenance	13	17	39	126
Depreciation	23	26	68	142
Taxes, other than income	30	19	85	104
Energy related businesses	2	3	18	16
Total	591	470	1,703	2,118

Operating Income	96	100	309	585

Other Income - net	6	4	11	27

Income Before Interest and Income Taxes	102	104	320	612

Interest Expense	55	59	169	184

Income Before Income Taxes	47	45	151	428

Income Taxes	15	14	51	158

Net Income Before Dividends on Preferred Securities	32	31	100	270

Dividends - Preferred Securities	6	6	19	19

Net Income Available for Common Stock	$ 26	$ 25	$ 81	$ 251

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Nine Months Ended
	September 30,
	2001	2000

Net Cash Provided by Operating Activities	$ 216	$ 492

Cash Flows From Investing Activities
Expenditures for property, plant and equipment	(101)	(199)
Sale of nuclear fuel to trust		27
Net decrease in notes receivable from parent and affiliates	70	156
Other investing activities - net	(13)	(4)
Net cash used in investing activities	(44)	(20)

Cash Flows From Financing Activities
Issuance of long-term debt	800
Retirement of long-term debt	(405)	(327)
Purchase of treasury stock	(280)
Termination of nuclear fuel lease		(154)
Payments on capital lease obligation		(11)
Payment of common and preferred dividends	(82)	(94)
Net increase (decrease) in short-term debt	(59)	184
Cash of subsidiaries divested in corporate realignment		(73)
Other financing activities - net	(20)
Net cash used in financing activities	(46)	(475)

Net Increase (Decrease) in Cash and Cash Equivalents	126	(3)
Cash and Cash Equivalents at Beginning of Period	267	52
Cash and Cash Equivalents at End of Period	$ 393	$ 49

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEET
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	September 30,	December 31,
	2001	2000
Assets

Current Assets
Cash and cash equivalents	$ 393	$ 267
Accounts receivable (less reserve: 2001, $16; 2000, $16)	199	173
Accounts receivable from parent and affiliates	30	99
Notes receivable from parent and affiliates		70
Income tax receivable	36	51
Unbilled revenues	100	137
Fuel, materials and supplies - at average cost	29	30
Prepayments	23	4
Deferred income taxes	41	35
Other	7	9
	858	875

Investments	30	18

Property, Plant and Equipment - net
Electric utility plant in service
Transmission and distribution	2,215	2,183
General	181	180
	2,396	2,363
Construction work in progress	34	33
Electric utility plant	2,430	2,396
Other property	5	5
	2,435	2,401

Regulatory and Other Noncurrent Assets
Recoverable transition costs	2,234	2,425
Other	389	304
	2,623	2,729

	$ 5,946	$ 6,023

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEET
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	September 30,	December 31,
	2001	2000

Liabilities and Equity

Current Liabilities
Short-term debt		$ 59
Long-term debt	$ 273	240
Accounts payable	36	62
Accounts payable to parent and affiliates	99	207
Taxes	62	51
Dividends	6	23
Interest and other	67	82
	543	724

Long-term Debt	3,245	2,886

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes and investment tax credits	742	724
Other	162	182
	904	906

Commitments and Contingent Liabilities

Company-obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Company Debentures	250	250

Preferred Stock
With sinking fund requirements	46	47
Without sinking fund requirements	50	50
	96	97
Shareowner's Common Equity
Common stock	1,476	1,476
Additional paid-in capital	50	55
Treasury stock	(912)	(632)
Earnings reinvested	312	277
Accumulated other comprehensive income	(2)
Capital stock expense and other	(16)	(16)
	908	1,160

	$ 5,946	$ 6,023

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENT OF SHAREOWNER'S COMMON EQUITY AND COMPREHENSIVE INCOME
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000

Common stock at beginning of period	$ 1,476	$ 1,476	$ 1,476	$ 1,476
Common stock at end of period	1,476	1,476	1,476	1,476

Additional paid-in capital at beginning of period	55	55	55	55
Return of capital in conjunction with plan of division	(5)		(5)
Additional paid-in capital at end of period	50	55	50	55

Treasury stock at beginning of period	(632)	(632)	(632)	(632)
Purchase of treasury stock	(280)		(280)
Treasury stock at end of period	(912)	(632)	(912)	(632)

Earnings reinvested at beginning of period	301	569	277	419
Net income available for common stock (b)	26	25	81	251
Cash dividends declared on common stock	(15)	(39)	(46)	(115)
Common distribution in corporate realignment		(271)		(271)
Earnings reinvested at end of period	312	284	312	284

Accumulated other comprehensive income (loss) at beginning of period	(1)	(6)		(6)
Transfer of minimum pension liability in corporate realignment (b)		6		6
Unrealized (loss) on qualifying derivatives (b)	(1)		(2)
Accumulated other comprehensive income (loss) at end of period	(2)		(2)

Capital stock expense and other at beginning of period	(16)	(16)	(16)	(16)
Capital stock expense and other at end of period	(16)	(16)	(16)	(16)

Total Shareowner's Common Equity	$ 908	$ 1,167	$ 908	$ 1,167

Common stock shares at beginning of period (a)	102,230	102,230	102,230	102,230
Treasury stock purchased	(24,200)		(24,200)
Common stock shares at end of period	78,030	102,230	78,030	102,230

(a) In thousands. No par value. 170 million shares authorized.
All common shares of PPL Electric stock are owned by PPL.
(b) Statement of Comprehensive Income, net of tax:
Net income available for common stock	$ 26	$ 25	$ 81	$ 251
Other comprehensive income, net of tax:
Transfer of minimum pension liability in corporate realignment, net of tax of $1, $1		6		6
Unrealized (loss) on qualifying derivatives, net of tax (benefit) of $(1), $(2)	(1)		(2)
Total other comprehensive income (loss)	(1)	6	(2)	6
Comprehensive Income	$ 25	$ 31	$ 79	$ 257

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

PPL ELECTRIC UTILITIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Terms and abbreviations appearing in Notes to Condensed Consolidated Financial Statements are explained in the glossary.

  Interim Financial Statements

  Certain information in footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S., has been condensed or omitted in this Form 10-Q under the rules and regulations of the SEC. These financial statements should be read in conjunction with the financial statements and notes included in PPL Electric's Annual Report to the SEC on Form 10-K for the year ended December 31, 2000.

  Certain amounts in the September 30, 2000 and December 31, 2000 financial statements have been reclassified to conform to the presentation in the September 30, 2001 financial statements.

  Credit Arrangements and Financing Activities

  In order to enhance liquidity, and as a credit back-stop to the commercial paper programs, PPL Electric, PPL Capital Funding and PPL (as guarantor for PPL Capital Funding) shared a 364-day $750 million credit facility and a five-year $300 million credit facility, each with a group of banks. In June 2001, these credit facilities were retired, and PPL Electric obtained a new $400 million 364-day facility. No borrowings were outstanding under this facility at September 30, 2001.

  PPL Electric issues commercial paper and borrows from banks to provide short-term funds for general corporate purposes. Bank borrowings generally bear interest at rates negotiated at the time of the borrowing. At September 30, 2001, PPL Electric had no commercial paper outstanding.

  In March 2001, PPL Electric made a payment of $9.6 million to buy back an option related to its 6-1/8% Reset Put Securities due 2006. The option would have permitted a third party to remarket these securities at higher interest rates in May 2001. PPL Electric recorded this charge, net of the $1.8 million balance remaining on the third party option, in "Interest Expense" on the Statement of Income. PPL Electric retired the $200 million 6-1/8% Reset Put Securities in May 2001.

  In July 2001, PPL Electric retired all of its outstanding First Mortgage Bonds, 9-3/8% Series due 2021, at $5 million par value through the maintenance and replacement fund provisions of its Mortgage.

  In August 2001, PPL Electric issued $800 million of senior secured bonds as part of the strategic initiative. See Note 8 for additional information.

  During the first nine months of 2001, PPL Transition Bond Company made principal payments on bonds totaling $185 million.

  Commitments and Contingent Liabilities

  Environmental Matters

  Superfund and Other Remediation

  In 1995, PPL Electric entered into a consent order with the DEP to address a number of sites where it may be liable for remediation. This may include potential PCB contamination at certain PPL Electric substations and pole sites; potential contamination at a number of coal gas manufacturing facilities formerly owned and operated by PPL Electric; and oil or other contamination which may exist at some of PPL Electric's former generating facilities. In conjunction with the July 1, 2000 corporate realignment, PPL Electric's generating facilities were transferred to subsidiaries of PPL Generation. As of September 30, 2001, work had been completed on over 80% of the sites included in the consent order.

  At September 30, 2001, PPL Electric had accrued approximately $5 million, representing the estimated amount it will have to spend for site remediation, including those sites covered by its consent order mentioned above.

  Guarantees of Affiliated Companies

  At September 30, 2001, PPL Electric provided a guarantee in the amount of $7 million in support of Safe Harbor Water Power Corporation, in which PPL Electric had an ownership interest prior to the corporate realignment. PPL Holtwood now has this ownership interest.

  Related Party Transactions

  As part of the corporate realignment, PPL Electric entered into power supply agreements with PPL EnergyPlus for the purchase of electricity to meet its obligations as a PLR for customers who have not selected an alternative supplier under the Customer Choice Act. Under the terms of these agreements, this electricity is purchased by PPL Electric at the applicable shopping credits authorized by the PUC, plus nuclear decommissioning costs, less state taxes. These purchases totaled $347 million and $969 million for the three and nine months ended September 30, 2001, and are included in "Energy purchases" on the Statement of Income. These agreements end on December 31, 2001. See Note 8 for information regarding the new agreement whereby PPL EnergyPlus will provide electricity for PPL Electric's PLR load obligation beginning January 1, 2002.

  Also as part of the corporate realignment, PPL Electric executed a reciprocal contract with PPL EnergyPlus to sell electricity purchased under contracts with NUGs. PPL Electric purchases electricity from the NUGs at contractual rates, and then sells the electricity at the same price to PPL EnergyPlus. These revenues totaled $44 million and $132 million for the three and nine months ended September 30, 2001, and are included in Operating Revenues as "Wholesale energy marketing and trading" on the Statement of Income.

  Corporate functions such as financial, legal, human resources and information services were transferred to PPL Services in the corporate realignment. PPL Services bills the respective PPL subsidiaries for the cost of such services when they can be specifically identified. The cost of these services that are not directly charged to PPL subsidiaries are allocated to certain of the subsidiaries based on the relative capital invested by PPL in these subsidiaries. These costs are included in Operating Expenses as "Other" on the Statement of Income. During the three and nine months ended September 30, 2001, PPL Services charged PPL Electric approximately $18 million and $51 million for direct expenses, and allocated PPL Electric overhead costs of approximately $6 million and $17 million for these periods.

  Adoption of SFAS 133

  PPL Electric adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," on January 1, 2001. At September 30, 2001 and December 31, 2000, PPL Electric had no derivative instruments.

  New Accounting Standards

  SFAS 141

  In June 2001, the FASB issued SFAS 141, "Business Combinations," which eliminates the pooling-of-interest method of accounting for business combinations and requires the use of the purchase method. In addition, it requires the reassessment of intangible assets to determine if they are appropriately classified either separately or within goodwill. SFAS 141 is effective for business combinations initiated after June 30, 2001. PPL Electric adopted SFAS 141 on July 1, 2001, with no material impact on the financial statements.

  SFAS 142

  In June 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets," which eliminates the amortization of goodwill and other acquired intangible assets with indefinite economic useful lives. SFAS 142 requires an annual impairment test of goodwill and other intangible assets that are not subject to amortization. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The impact of adopting SFAS 142 is not yet determinable, but will be immaterial.

  SFAS 143

  In June 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations," on the accounting for obligations associated with the retirement of long-lived assets. SFAS 143 requires a liability to be recognized in the financial statements for retirement obligations meeting specific criteria. Measurement of the initial obligation is to approximate fair value with an equivalent amount recorded as an increase in the value of the capitalized asset. The asset will be depreciated in accordance with normal depreciation policy and the liability will be increased, with a charge to the income statement, until the obligation is settled. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The potential impact of adopting SFAS 143 is not yet determinable, but may be material.

  SFAS 144

  In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," that replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." For long-lived assets to be held and used, SFAS 144 retains the requirements of SFAS 121 to (a) recognize an impairment loss only if the carrying amount is not recoverable from undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. For long-lived assets to be disposed of, SFAS 144 establishes a single accounting model based on the framework established in SFAS 121. The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of the Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of segments of a business. SFAS 144 also broadens the reporting of discontinued operations. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The impact of adopting SFAS 144 is not yet determinable, but is expected to be immaterial.

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

  Strategic Initiative

  In August 2001, PPL completed a strategic initiative to confirm the structural separation of PPL Electric from PPL and PPL's other affiliated companies. This initiative enabled PPL Electric to reduce business risk by securing a supply contract adequate to meet its PLR obligations and enabled PPL Electric to lower its capital costs.

  In connection with this initiative, PPL Electric took the following steps:

  obtained a long-term electric supply contract to meet its PLR obligations, at prices generally equal to the pre-determined "capped" rates it is authorized to charge its PLR customers from 2002 through 2009 under the 1998 PUC settlement order;

  agreed to limit its businesses to electric transmission and distribution and activities relating to or arising out of those businesses;

  adopted amendments to its Articles of Incorporation and Bylaws containing corporate governance and operating provisions designed to reinforce its corporate separateness from affiliated companies;

  appointed an independent director to its Board of Directors and required the unanimous consent of the Board of Directors, including the consent of the independent director, to amendments to these corporate governance and operating provisions or to the commencement of any insolvency proceeding, including any filing of a voluntary petition in bankruptcy or other similar actions;

  appointed an independent compliance administrator to review, on a semi-annual basis, its compliance with the new corporate governance and operating requirements contained in its amended Articles of Incorporation and Bylaws; and

  adopted a plan of division pursuant to the Pennsylvania Business Corporation Law. The plan of division resulted in two separate corporations. PPL Electric was the surviving corporation and a new Pennsylvania corporation was created. Under the plan of division, $5 million of cash and certain of PPL Electric's potential liabilities were allocated to the new corporation. PPL has guaranteed the obligations of the new corporation with respect to such liabilities.

The enhancements to PPL Electric's legal separation from its affiliates are intended to minimize the risk that a court would order PPL Electric's assets and liabilities to be substantively consolidated with those of PPL or another affiliate of PPL in the event that PPL or another PPL affiliate were to become a debtor in a bankruptcy case.

At a special meeting of PPL Electric's shareowners held on July 17, 2001, the plan of division and the amendments to PPL Electric's Articles of Incorporation and Bylaws were approved, and became effective upon filing the articles of division and the plan of division with the Secretary of State of the Commonwealth of Pennsylvania. This filing was made in August 2001.

As part of the strategic initiative, PPL Electric solicited bids to contract with energy suppliers to meet its obligation to deliver energy to its customers from 2002 through 2009. In June 2001, PPL Electric announced that PPL EnergyPlus was the low bidder, among six bids examined, and was selected to provide the energy supply requirements of PPL Electric from 2002 through 2009. Under this contract, PPL EnergyPlus will provide electricity at pre-determined capped prices that PPL Electric is authorized to charge its PLR customers, and receive a $90 million payment to offset differences between the revenues expected under the capped prices and projected market prices through the life of the supply agreement (as projected by PPL EnergyPlus at the time of its bid). The contract resulted in PPL EnergyPlus having an eight-year contract at current market prices. PPL has guaranteed the obligations of PPL EnergyPlus under the new contract.

In July 2001, the energy supply contract was approved by the PUC and accepted for filing by the FERC.

Also in July 2001, PPL Electric filed a shelf registration statement with the SEC to issue up to $900 million in debt. In August 2001, PPL Electric sold $800 million of senior secured bonds. The offering consisted of two series of bonds: $300 million of 5-7/8% Series due 2007 and $500 million of 6-1/4% Series due 2009. PPL Electric used a portion of the proceeds from these debt issuances to make the $90 million up-front payment to PPL EnergyPlus, and $280 million was used to repurchase a portion of its common stock from PPL. The remainder of the proceeds will be used for general corporate purposes.

Taken collectively, the steps in the strategic initiative are intended to protect the customers of PPL Electric from volatile energy prices and facilitate a significant increase in leverage at PPL Electric, while lowering its cost of capital.

PPL ELECTRIC UTILITIES CORPORATION AND SUBSIDIARIES

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

Results of Operations

The following discussion explains significant changes in principal items on the Statement of Income comparing the three and nine months ended September 30, 2001, to the comparable periods in 2000.

Certain items on the Statement of Income have been impacted by the corporate realignment undertaken by PPL and PPL Electric effective July 1, 2000. See Note 7 to the Financial Statements for information regarding the corporate realignment. The Statement of Income of PPL Electric for the first nine months of 2001 includes the results of its remaining activities (the transmission and distribution of electricity in its service territory and the supply of electricity as a PLR in this territory under Pennsylvania's Customer Choice Act). The results for the first six months of 2000 also include PPL Electric's former electric generation and unregulated wholesale and retail marketing functions. When discussing the results of operations for the nine months ended 2001 compared with 2000, the estimated results of operations of the electric generation and unregulated marketing assets during the first six months of 2000 are eliminated for purposes of comparability. However, the results for the three months ended September are already comparable between the years.

The Statement of Income reflects the results of past operations and is not intended as any indication of future operating results. Future operating results will necessarily be affected by various and diverse factors and developments. Furthermore, because results for interim periods can be disproportionately influenced by various factors and developments and by seasonal variations, the results of operations for interim periods are not necessarily indicative of results or trends for the year.

Earnings

PPL Electric's net income available for common stock increased by $1 million for the three months ended September 30, 2001, compared with the same period in 2000.

PPL Electric's net income available for common stock decreased by $170 million for the nine months ended September 30, 2001, compared with the same period in 2000. After eliminating the estimated results of assets transferred in the corporate realignment from the results in 2000, earnings decreased by $1 million.

Both the three and nine month periods reflect the net effect of:

  Higher delivery revenues due to higher sales;

  Lower interest expense due to lower short-term debt levels;

  Higher taxes other than income, due to credits for PURTA and local property tax accruals recorded in 2000; and

  Environmental insurance recoveries credited to expense in 2000.

Operating Revenues

Retail Electric

The increase (decrease) in revenues from retail electric operations was attributable to the following (millions of dollars):

September 30, 2001 vs. September 30, 2000

	Three Months Ended	Nine Months Ended
PPL Electric
Electric delivery	$19	$22
PLR electric generation supply	87	223
PPL EnergyPlus
Electric generation supply		(259)
Other	2	5
	$108	$(9)

The increase for the three month period was primarily due to higher PPL Electric revenues as a PLR, attributable to a 28% increase in sales volume. This reflects a decrease in retail electric customers shopping for electricity under the Customer Choice Act. Deliveries of electricity also increased by 5% between the periods.

After eliminating the revenues of assets transferred in the corporate realignment from the results for the first half of 2000, retail electric revenues increased by $250 million for the nine month period. This was primarily due to higher PPL Electric revenues as a PLR, attributable to a 25% increase in electricity supply. Deliveries of electricity also increased by 4% between the periods.

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

Wholesale Energy Marketing and Trading

The increase (decrease) in revenues from wholesale energy marketing and trading activities was attributable to the following (millions of dollars):

	September 30, 2001 vs. September 30, 2000
	Three Months Ended	Nine Months Ended
Bilateral Sales		$(508)
PJM		(69)
Cost based contracts		(66)
Gas and oil sales		(148)
NUG purchases sold to PPL EnergyPlus	$3	91
Other	9	14
	$12	$(686)

After eliminating the revenues of assets transferred in the corporate realignment from the results for the first half of 2000, and making other pro-forma adjustments, wholesale revenues increased by $12 million during the nine month ended period. This increase, and the increase for the three month period, were in part due to the sale of power (purchased from NUGs) to PPL EnergyPlus.

Fuel

Effective with the July 1, 2000 corporate realignment, the generation of electricity, and the acquisition of fuel for that generation, was transferred to PPL Generation.

Energy Purchases

Energy purchases increased by $96 million and $40 million for the three and nine months ended September 30, 2001 compared with the same periods in 2000. After adjusting for assets transferred in the corporate realignment from the results for the first half of 2000, energy purchases increased by $236 million for the nine months ended September 30, 2001. The increases for the three month period, and the nine month period as adjusted, reflect higher purchases of electricity from PPL EnergyPlus to meet PPL Electric's higher PLR obligation.

Other Operation Expenses

Other operation expenses increased by $7 million during the three months ended September 30, 2001, compared to the same period in 2000. The increase was primarily due to an insurance settlement for environmental liability coverage recorded in the third quarter of 2000, which reduced expenses in that period. This increase in expense was partially offset by decreases in costs of wages and benefits, in part due to lower pension expense, and lower allocations of corporate expenses from PPL Services.

Other operation expenses decreased by $109 million during the nine months ended September 30, 2001, compared with the same period in 2000. After eliminating the expenses of assets transferred in the corporate realignment from the results for the first half of 2000, other operation expenses increased by $17 million during the period. The increase was primarily due to the reasons noted above.

Amortization of Recoverable Transition Costs

Amortization of recoverable transition costs increased by $15 million and $32 million during the three and nine months ended September 30, 2001, when compared with the same periods in 2000. These increases were primarily due to the collection of CTC revenues related to prior year CTC deferrals of amounts in excess of the rate cap. The increase for the three month period also reflects higher amortization of the intangible transition property. This reflects higher ITC revenues, and lower interest expense on the transition bonds issued by PPL Transition Bond Company.

Maintenance Expenses

Maintenance expenses decreased by $4 million during the three months ended September 30, 2001, compared with the same period in 2000. This was primarily the result of allocating more rents for office space to the user business lines in 2001 compared to 2000. These allocations reduce PPL Electric's maintenance expense.

Maintenance expenses decreased by $87 million during the nine months ended September 30, 2001, compared with the same period in 2000. After eliminating the expenses of assets transferred in the corporate realignment from the results for the first half of 2000, maintenance expenses decreased by $6 million. This was also the result of allocating more office rent, as well as lower overhead line maintenance. These decreases were partially offset by increases in tree trimming expenses.

Depreciation

Depreciation decreased by $3 million for the three months ended September 30, 2001, compared to the same period in 2000. This decrease reflects a change in life characteristics for transmission and distribution property.

Depreciation decreased by $74 million for the nine months ended September 30, 2001, compared to the same period in 2000. After eliminating the expenses of assets transferred in the corporate realignment from the results for the first half of 2000, depreciation decreased by $6 million. This decrease also reflects the change in life characteristics for transmission and distribution property.

Taxes, Other Than Income

Taxes, other than income increased by $11 million for the three months ended September 30, 2001, compared with the same period in 2000. This increase was primarily due to credits to public utility realty and local property tax accruals recorded in the third quarter of 2000.

Taxes, other than income decreased by $19 million for the nine months ended September 30, 2001, compared with the same period in 2000. After eliminating the expenses of assets transferred in the corporate realignment from results for the first half of 2000, taxes, other than income increased by $11 million. This increase reflects the credits to property tax accruals recorded in 2000 as noted above.

Other Income - net

Other income decreased by $16 million during the nine months ended September 30, 2001, when compared with the same period in 2000. After eliminating the other income of assets transferred in the corporate realignment from the results for the first half of 2000, other income decreased by $1 million between the periods.

Interest Expense

Interest expense decreased by $4 million during the three months ended September 30, 2001, compared with the same period in 2000.

Interest expense decreased by $15 million during the nine months ended September 30, 2001, compared with the same period in 2000. After eliminating the interest expense associated with assets transferred in the corporate realignment from the results for 2000, interest expense decreased by $25 million during the nine months ended September 30, 2001.

The lower interest expense for both periods was primarily due to retirements of first mortgage bonds and transition bonds, and lower commercial paper balances. These decreases were partially offset by issuances of senior secured bonds during the third quarter of 2001.

Income Taxes

Income taxes decreased by $107 million during the nine months ended September 30, 2001, compared with the same period in 2000. After eliminating the expenses of assets transferred in the corporate realignment from the results for the first half of 2000, income taxes were relatively unchanged between the periods.

Financial Condition

Energy Marketing and Trading Activities

In connection with the corporate realignment, effective July 1, 2000, PPL Electric's unregulated energy marketing and trading activities were transferred to PPL EnergyPlus.

Market Risk Sensitive Instruments

Commodity Price Risk - PPL Electric

PPL Electric and PPL EnergyPlus have a power supply agreement under which PPL EnergyPlus sells PPL Electric, at a predetermined pricing arrangement, energy, capacity, and ancillary services to fulfill PPL Electric's PLR obligation through December 2001. PPL EnergyPlus has executed a new agreement to supply PPL Electric with long-term power for the period 2002 through 2009. See Note 8 to the Financial Statements for additional information. As a result, PPL Electric has shifted any electric price risk to PPL EnergyPlus for 2001 through 2009.

Interest Rate Risk

PPL Electric has issued debt to finance its operations, which increases interest rate risk. At September 30, 2001, PPL Electric's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was less than $1 million.

PPL Electric is also exposed to changes in the fair value of its debt portfolio. At September 30, 2001, PPL Electric estimated that its potential exposure to a change in the fair value of its debt portfolio, through a 10% adverse movement in interest rates, was $33 million.

Market events that are inconsistent with historical trends could cause actual results to differ from estimated levels.

Financing Activities

See Notes 2 and 8 to the Financial Statements for a discussion of financing activities.

Financing and Liquidity

Cash and cash equivalents increased by $129 million more during the nine months ended September 30, 2001, compared with the same period in 2000. The reasons for this change were:

  A $276 million decrease in cash provided by operating activities, primarily due to the operating income of assets transferred in the corporate realignment. This decrease also reflects the $90 million up-front payment made to PPL EnergyPlus under the long-term energy supply contract.

  A $24 million increase in cash used in investing activities, being the net effect of lower repayment of notes receivable from parent and affiliates, and a reduction in property, plant and equipment expenditures due to the assets transferred in the corporate realignment.

  A $429 million decrease in cash used in financing activities, primarily due to the issuance of the senior secured bonds in 2001.

Financial Indicators

Earnings for the twelve months ended September 30, 2000 were impacted by nonrecurring items and restructuring impacts. See "Earnings" in PPL Electric's Form 10-K for the year ended December 31, 2000 for additional information. The following financial indicators for PPL Electric reflect the elimination of these impacts from earnings, and provide an additional measure of the underlying earnings performance of PPL Electric and its subsidiaries.

	12 Months Ended
	September 30,
	2001	2000
		Adjusted for Realignment	Not Adjusted for Realignment

Net income available for common stock (adjusted, in $ millions)	$91	$69	$313
Times interest earned before income taxes	1.76	1.56	2.98

Environmental Matters

See Note 3 to the Financial Statements for a discussion of environmental matters.

Increasing Competition

The electric utility industry has experienced, and will likely continue to experience, an increase in the level of competition in the energy supply market at both the state and federal level. PPL Electric's PLR supply business will be affected by customers who select alternate suppliers. Refer to PPL Electric's Form 10-K for the year ended December 31, 2000 for a discussion of state and federal activities in this regard.

In July 2001, the FERC issued orders calling for the formation of one RTO throughout the Mid-Atlantic region (PJM), New York and New England. In response, PPL Electric is taking the position that a single northeastern RTO is a significant step forward in establishing a reliable and properly functioning wholesale electricity market in the region. PPL Electric strongly supports the most comprehensive amalgamation of the existing and proposed northeast power pools, including the establishment of a single RTO as well as the elimination of marketplace distinctions and control area boundaries. The FERC's northeastern RTO proceeding is continuing.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Reference is made to "Market Risk Sensitive Instruments" in the Management's Discussion and Analysis of Financial Condition and Results of Operations.

PPL MONTANA, LLC AND SUBSIDIARIES

PPL MONTANA, LLC AND SUBSIDIARIES
Part 1. FINANCIAL INFORMATION
Item 1. Financial Statements

In the opinion of PPL Montana, the unaudited financial statements that follow reflect all adjustments necessary to present fairly the Condensed Consolidated Balance Sheet as of September 30, 2001 and December 31, 2000, and the Condensed Consolidated Statement of Income, Condensed Consolidated Statement of Cash Flows and Condensed Consolidated Statement of Member's Equity and Comprehensive Income for the periods ended September 30, 2001 and 2000.

CONDENSED CONSOLIDATED STATEMENT OF INCOME
PPL Montana, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
Operating Revenues
Wholesale energy marketing and trading	$ 96	$ 104	$ 384	$ 228
Other revenues	1	1	2	2
Total	97	105	386	230

Operating Expenses
Operation
Fuel	8	8	22	24
Energy purchases	64	42	105	70
Other operation and maintenance	26	21	75	50
Transmission	1	3	6	10
Depreciation	2	3	7	11
Taxes, other than income	4	4	12	11
Total	105	81	227	176

Operating Income (Loss)	(8)	24	159	54

Other Income (Expense) - net		(1)	2

Interest Expense	3	4	7	23

Income (Loss) Before Income Taxes	(11)	19	154	31

Income Taxes (Benefit)	(4)	7	61	12

Income (Loss) Before Extraordinary Item	(7)	12	93	19

Extraordinary Item (Net of Income Taxes)		(1)		(1)

Net Income (Loss)	$ (7)	$ 11	$ 93	$ 18

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
PPL Montana, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Nine Months Ended
	September 30,
	2001	2000

Net Cash Provided by Operating Activities	$ 67	$ 22

Cash Flows From Investing Activities
Proceeds from sale of property, plant and equipment	1	410
Expenditures for property, plant and equipment	(22)	(13)
Net cash provided by (used in) investing activities	(21)	397

Cash Flows From Financing Activities
Repayments of short-term debt		(365)
Borrowings on revolving line of credit	50	23
Repayments on revolving line of credit		(23)
Distribution to Member	(167)	(50)
Net cash used in financing activities	(117)	(415)

Net Increase (Decrease) in Cash and Cash Equivalents	(71)	4
Cash and Cash Equivalents at Beginning of Period	79	3
Cash and Cash Equivalents at End of Period	$ 8	$ 7

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEET
PPL Montana, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	September 30,	December 31,
	2001	2000
Assets

Current Assets
Cash and cash equivalents	$ 8	$ 79
Accounts receivable (less reserve: 2001, $19 ; 2000, $18)	28	87
Accounts receivable from joint owners	4	7
Accounts receivable from affiliates	5
Accounts receivable from member	3
Fuel, materials and supplies - at average cost	6	5
Unrealized derivative gains	60	2
Deferred income taxes	2	20
Prepayments and other	4	3
	120	203

Noncurrent Assets
Property, plant and equipment - net	441	428
Deferred income taxes	22	31
Other	48	34
	511	493
	$ 631	$ 696

Liabilities and Equity

Current Liabilities
Accounts payable	$ 34	$ 50
Accounts payable to affiliates		18
Accounts payable to Member		38
Revolving line of credit	50
Accrued expenses	18	17
Unrealized derivative losses	16
Wholesale energy commitments	18	23
	136	146

Noncurrent Liabilities
Employee benefit obligations	10	8
Wholesale energy commitments	65	75
Other	16	14
	91	97

Commitments and Contingent Liabilities

Member's Equity	404	453
	$ 631	$ 696

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENT OF MEMBER'S EQUITY AND COMPREHENSIVE INCOME
PPL Montana, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000

Member's equity at beginning of period	$ 386	$ 424	$ 453	$ 417
Net income (a)	(7)	11	93	18
Distribution to member		(50)	(167)	(50)
Member's equity at end of period	379	385	379	385

Accumulated other comprehensive income at beginning of period	1
Unrealized gain on qualifying derivatives (a)	24		25
Accumulated other comprehensive income at end of period	25		25

Total Member's Equity	$ 404	$ 385	$ 404	$ 385

(a) Statement of Comprehensive Income:
Net income (loss)	$ (7)	$ 11	$ 93	$ 18
Other comprehensive income, net of taxes:
Unrealized gain on qualifying derivatives, net of tax of $16, $16	24		25
Total other comprehensive income	24		25	18
Comprehensive Income	$ 17	$ 11	$ 118	$ 18

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

PPL MONTANA, LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Terms and abbreviations appearing in Notes to Condensed Consolidated Financial Statements are explained in the glossary.

  Interim Financial Statements

  Certain information in footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S., has been condensed or omitted in this Form 10-Q under the rules and regulations of the SEC. These financial statements should be read in conjunction with the financial statements and notes included in PPL Montana's Form S-4 Registration Statement filed with the SEC on March 2, 2001 for the year ended December 31, 2000.

  Certain amounts in the December 31, 2000 financial statements have been reclassified to conform to the presentation in the September 30, 2001 financial statements.

  Credit Arrangements and Financing Activities

  PPL Montana has a $100 million Tranche B Revolver which matures in November 2002. The maturity date may be extended with the consent of the lenders. The Tranche B Revolver provides that up to $75 million of the commitment may be used to cause lenders to issue letters of credit. In the event that PPL Montana were to draw upon this facility and cause lenders to issue letters of credit on its behalf, PPL Montana would be required to reimburse the issuing lenders. At September 30, 2001, $50 million was outstanding under the Tranche B Revolver and $25 million of letters of credit were issued.

  In April 2001, PPL Montana executed a new credit facility to allow for incremental letter of credit capacity of $150 million. At September 30, 2001, there were no amounts outstanding under this facility.

  Commitments and Contingent Liabilities

  Wholesale Energy Commitments

  As part of the purchase of generation assets from Montana Power, PPL Montana agreed to supply electricity under two wholesale transition service agreements. In addition, PPL Montana assumed a power purchase agreement and another power sales agreement. In accordance with purchase accounting guidelines, PPL Montana recorded a liability of $118 million as the estimated fair value of the agreements at the acquisition date. This liability is being amortized over the agreement terms as an adjustment to "Wholesale energy marketing and trading" revenues and "Energy purchases" on the Statement of Income. The unamortized balance at September 30, 2001 was $83 million.

  Environmental Matters

  Air

  The Clean Air Act deals, in part, with acid rain, attainment of federal ambient ozone standards and toxic air emissions. PPL Montana is substantially compliant with the Clean Air Act.

  The EPA has developed a revised ambient ozone standard and a new standard for ambient fine particulates. These standards were challenged and remanded to the EPA by the D.C. Circuit Court of Appeals in 1999. However, on appeal to the United States Supreme Court, the D.C. Circuit Court decision was reversed in part and remanded to the D.C. Circuit Court. The new particulates standard, if finalized, may require further reductions in SO2 emissions for PPL Montana.

  Under the Clean Air Act, the EPA has been studying the health effects of hazardous air emissions from power plants and other sources, in order to determine what emissions should be regulated, and has determined that mercury emissions must be regulated. In this regard, the EPA is expected to develop regulations by 2004.

  In 1999, the EPA initiated enforcement actions against several utilities, asserting that older, coal-fired power plants operated by those utilities have, over the years, been modified in ways that subject them to more stringent "New Source" requirements under the Clean Air Act. The EPA has since issued notices of violation and commenced enforcement activities against other utilities. At this time, PPL Montana is unable to predict whether such EPA enforcement actions will be brought with respect to any of its affiliates' plants. However, the EPA regional office that regulates PPL Montana's generation plants has indicated an intention to issue information requests to all utilities in its jurisdiction and has issued such a request to PPL Montana related to its Corette plant. PPL Montana has responded to the information request. PPL Montana cannot presently predict what, if any, action the EPA might take. The EPA has reportedly suspended further enforcement activity pending an interagency review of the "New Source" program. Should the EPA initiate one or more enforcement actions against PPL Montana, compliance with any such EPA action could result in additional capital and operating expenses in amounts which are not now determinable, but which could be significant.

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

  Under the Montana Asset Purchase Agreement, PPL Montana is indemnified by Montana Power for any preacquisition environmental liabilities. However, this indemnification is conditioned on certain circumstances that could result in PPL Montana and Montana Power sharing in certain costs within limits set forth in the agreement.

  Future cleanup or remediation work at sites currently under review, or at sites not currently identified, may result in material additional operating costs for PPL Montana that cannot be estimated at this time.

  General

  Due to the environmental issues discussed above or others, PPL Montana may be required to modify, replace or cease operating certain facilities to comply with statutes, regulations and actions by regulatory bodies or courts. In this regard, PPL Montana also may incur capital expenditures, operating expenses and other costs in amounts which are not now determinable, but which could be significant.

  Source of Labor Supply

  Approximately 68% of the PPL Montana employees are represented by the International Brotherhood of Electrical Workers (IBEW), and 2% by the Teamsters. In 2001, PPL Montana reached a new three-year contract with the employees represented by IBEW Local 1638 and reached a new four-year contract with IBEW Local 44. PPL Montana is also currently negotiating with the Teamsters for a new employment agreement.

  MPSC Order

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

  At this time, PPL Montana cannot predict the outcome of the proceedings related to the MPSC Order, whether the new supply agreement with Montana Power will be accepted for filing by the FERC, what actions the MPSC, the Montana Legislature or any other governmental authority may take on these or related matters, or the ultimate impact on PPL and PPL Montana of any of these matters.

  Montana Power Shareholders' Litigation

  In August 2001, a purported class-action lawsuit was filed by a group of shareholders of Montana Power against Montana Power, the directors of Montana Power, certain unnamed advisors and consultants of Montana Power, and PPL Montana. The plaintiffs allege, among other things, that Montana Power was required to, and did not, obtain shareholder approval of the sale of Montana Power's generation assets to PPL Montana in 1999. Although most of the claims in the complaint are against Montana Power, its board of directors, and its consultants and advisors, one claim is asserted against PPL Montana. That claim alleges that PPL Montana was privy to and participated in a strategy whereby Montana Power would sell its generation assets to PPL Montana without first obtaining Montana Power shareholder approval, and that PPL Montana has made net profits in excess of $100 million as the result of this illegal sale. The complaint requests that the court impose a "resulting and/or constructive trust" on both the generation assets themselves and the alleged $100 million of net profits realized by PPL Montana from such assets. The complaint also seeks 10% per annum interest on the amounts subject to the trust. PPL Montana is unable to predict the outcome of this matter.

  Energy Supply to Energy West Resources, Inc.

  In July 2001, PPL Montana filed an action in state court and a responsive pleading in federal court, both related to a breach of contract by Energy West Resources, Inc. (Energy West), a Great Falls, Montana-based energy aggregator. In the federal action, PPL Montana had requested that the court refrain from issuing a preliminary injunction and lift a temporary restraining order that had been issued in July 2001, prohibiting PPL Montana from seeking to terminate the contract under which it supplies energy to Energy West. In the state action, PPL Montana is seeking a judgment that Energy West violated the terms of the supply contract and should pay damages of at least $7.5 million. Subsequently, in July 2001, the federal court judge dissolved the temporary restraining order and stayed all proceedings in the case pending resolution by the FERC of a request by PPL Montana to terminate the contract between PPL Montana and Energy West. In September 2001, the FERC issued an order rejecting PPL Montana's request to terminate the contract. The FERC order was without prejudice, and PPL Montana may refile its notice of termination after the conclusion of the court proceedings. All litigation in this matter has been consolidated in the U. S. District Court for the District of Montana, Great Falls Division, and is proceeding in that forum. PPL Montana cannot predict the ultimate outcome of these proceedings.

  Energy Supply to Montana Energy Pool

  PPL Montana has executed an agreement to supply 20 megawatts to the Montana energy pool at 3.5 cents per kWh through June 2002.

  Sales to California Independent System Operator and to Other Pacific Northwest Purchasers

  PPL Montana has made approximately $18 million of sales to the California ISO for which PPL Montana has not yet been paid in full. Given the myriad of electricity supply problems presently faced by the California electric utilities and the California ISO, PPL Montana cannot predict when it will receive payment. As of September 30, 2001, PPL Montana has fully reserved for possible underrecoveries of payments for these sales.

  Litigation arising out of the California electricity supply situation has been filed at the FERC and in California courts against sellers of energy to the California ISO. The plaintiffs and intervenors in these proceedings allege abuses of market power, manipulation of market prices, unfair trade practices and violations of state antitrust laws, among other things, and seek price caps on wholesale sales in California and other western power markets, refunds of excess profits allegedly earned on these sales, and other relief, including treble damages and attorney's fees. PPL Montana has intervened in the FERC proceedings in order to protect its interests, but has not been named as a defendant in any of the court actions. In addition, attorneys general in several western states, including California, have begun investigations related to the electricity supply situation in California and other western states. The FERC has determined that all sellers of energy in the California markets, including PPL Montana, should be subject to refund liability for the period beginning October 2, 2000 through June 20, 2001 and has initiated an evidentiary hearing concerning refund amounts. The FERC also is considering whether to order refunds for sales made in the Pacific Northwest, including sales made by PPL Montana. The FERC Administrative Law Judge assigned to this proceeding has recommended that no refunds be ordered for sales into the Pacific Northwest. The FERC presently is considering this recommendation. PPL Montana cannot predict whether or the extent to which any of its subsidiaries will be the target of any governmental investigation or named in these lawsuits, refund proceedings or other lawsuits, the outcome of any such proceedings or whether the ultimate impact on PPL Montana of the electricity supply situation in California and other western states will be material.

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

  The Montana Power Asset Purchase Agreement, previously assigned to PPL Montana by PPL Global, provided that if neither the Puget Sound Energy, Inc. nor the Portland General Electric Company acquisitions were consummated, PPL Montana would be required to purchase a portion of Montana Power's interest in the 500-kilovolt Colstrip Transmission System for $97 million. PPL Montana is currently in discussions with Montana Power to pursue alternatives to acquiring this entire interest in the Colstrip Transmission System as contemplated by the agreement. These discussions are ongoing; therefore, PPL Montana cannot predict whether it will buy all, or less than all, of Montana Power's entire interest in the Colstrip Transmission System, or what the purchase price will be if a purchase occurs.

  Derivative Instruments and Hedging Activities

  PPL Montana adopted SFAS 133, "Accounting for Derivative Instrument and Hedging Activities," on January 1, 2001. Upon adoption and in accordance with the transition provisions of SFAS 133, PPL Montana had no recorded cumulative-effect adjustment in earnings. PPL Montana recorded a cumulative-effect charge of $156 million in accumulated other comprehensive income, a component of Member's Equity.

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

  Management of Market Risk Exposures

  PPL Montana's market risk exposure is the adverse effect on the value of a financial transaction that results from a change in commodity prices. The market risk associated with commodity prices is managed by the establishment and monitoring of parameters that limit the types and degree of market risk that may be undertaken.

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

  PPL Montana utilizes financial and physical contracts as part of its risk management strategy to minimize unanticipated fluctuations in earnings caused by commodity price volatility. All derivatives are recognized on the balance sheet at their fair value, unless they qualify for the "normal purchases and sales" exclusion permitted by SFAS 133.

  Fair Value Hedges

  PPL Montana enters into financial contracts to hedge a portion of the fair value of firm commitments of forward electricity sales. These contracts range in maturity through 2003. For the three and nine months ended September 30, 2001, PPL Montana did not recognize any gains or losses resulting from the ineffective portion of fair value hedges or from firm commitments that no longer qualified as fair value hedge items.

  Cash Flow Hedges

  PPL Montana enters into financial swap contracts to hedge the price risk associated with electric commodities. These contracts range in maturity through 2006. For the three and nine months ended September 30, 2001 PPL Montana recorded net-of-tax gains of $25 million for each period (reported in accumulated other comprehensive income).

  As a result of changes in economic conditions, PPL Montana discontinued hedge accounting for certain cash flow hedges which resulted in a net gain of $7 million for the nine months ended September 30, 2001. There was no gain or loss from the discontinuation of cash flow hedges for the three months ended September 30, 2001. The impact on the financial statements resulting from cash flow hedge ineffectiveness was immaterial.

  As of September 30, 2001, the deferred net loss on derivative instruments in accumulated other comprehensive income expected to be reclassified into earnings during the next twelve months was $8 million.

  Unrealized Gains/Losses on Derivatives Qualified as Hedges
  (Millions of Dollars)
  (After tax)

	September 30, 2001
	Three Months Ended	Nine Months Ended
Unrealized gain on derivatives qualified as hedges, beginning of period:	$ 1	$ 0
Unrealized gains (losses) arising during period:
Cumulative effect of change in accounting principle at January 1, 2001		(156)
Other unrealized gains	31	188
Less: reclassification for gains included in net income	7	7
Other comprehensive income	24	25
Unrealized gains on derivatives qualified as hedges, end of period	$ 25	$ 25

  New Accounting Standards

  SFAS 141

  In June 2001, the FASB issued SFAS 141, "Business Combinations," which eliminates the pooling-of-interest method of accounting for business combinations and requires the use of the purchase method. In addition, it requires the reassessment of intangible assets to determine if they are appropriately classified either separately or within goodwill. SFAS 141 is effective for business combinations initiated after June 30, 2001. PPL Montana adopted SFAS 141 on July 1, 2001, with no material impact on the financial statements.

  SFAS 142

  In June 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets," which eliminates the amortization of goodwill and other acquired intangible assets with indefinite economic useful lives. SFAS 142 requires an annual impairment test of goodwill and other intangible assets that are not subject to amortization. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The impact of adopting SFAS 142 is not yet determinable, but will be immaterial.

  SFAS 143

  In June 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligation," on the accounting for obligations associated with the retirement of long-lived assets. SFAS 143 requires a liability to be recognized in the financial statements for retirement obligations meeting specific criteria. Measurement of the initial obligation is to approximate fair value with an equivalent amount recorded as an increase in the value of the capitalized asset. The asset will be depreciated in accordance with normal depreciation policy and the liability will be increased, with a charge to the income statement, until the obligation is settled. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The potential impact of adopting SFAS 143 is not yet determinable, but may be material.

  SFAS 144

  In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," that replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." For long-lived assets to be held and used, SFAS 144 retains the requirements of SFAS 121 to (a) recognize an impairment loss only if the carrying amount is not recoverable from undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. For long-lived assets to be disposed of, SFAS 144 establishes a single accounting model based on the framework established in SFAS 121. The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of segments of a business. SFAS 144 also broadens the reporting of discontinued operations. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The impact of adopting SFAS 144 is not yet determinable, but is expected to be immaterial.

  Subsequent Events

  Energy Supply to Montana Power

  PPL Montana presently has two transition agreements to supply wholesale electricity to Montana Power to serve its retail load not served by other providers or provided by Montana Power's remaining generation. One agreement provides for the sale of 200 megawatts from PPL Montana's leasehold interest in Colstrip Unit 3 until December 17, 2001. The second agreement requires PPL Montana to supply Montana Power's actual remaining customer load. It expires when Montana Power's remaining customer load is zero, but in no event later than June 30, 2002.

  In October 2001, PPL announced that PPL EnergyPlus had reached an agreement to supply Montana Power with an aggregate of 450 megawatts of energy to be supplied by PPL Montana. The delivery term of this new contract would be for five years beginning July 1, 2002, which is the day after the termination date of the last of the two existing contracts, pursuant to which PPL Montana presently supplies energy to Montana Power for its default supply.

  Under the new agreement, PPL EnergyPlus will supply 300 megawatts of baseload electricity and 150 megawatts of on-peak electricity. The agreement has been filed for acceptance with FERC.

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

Results of Operations

The following discussion explains significant changes in principal items on the Statement of Income, comparing the three and nine months ended September 30, 2001, to the same periods in 2000.

Operating Revenues

Wholesale energy marketing and trading revenues decreased by $8 million for the three months ended September 30, 2001, compared with the same period in 2000. This decrease was primarily due to higher wholesale energy prices in the third quarter of 2000 related to an energy supply shortage in the western U.S.

Wholesale energy marketing and trading revenues increased by $156 million for the nine months ended September 30, 2001, compared with the same period in 2000. This increase was due to higher wholesale energy prices in the first half of 2001 compared to 2000.

In June 2001, the FERC instituted a series of price controls designed to mitigate (or cap) prices in the entire western U.S. as a result of the California energy crisis. These price controls have had the effect of significantly lowering spot and forward energy prices in the western U.S., where PPL Montana sells power.

PPL Montana presently has two transition agreements to supply wholesale electricity to Montana Power to serve its retail load not served by other providers or provided by Montana Power's remaining generation. One agreement provides for the sale of 200 megawatts from PPL Montana's leasehold interest in Colstrip Unit 3 until December 17, 2001. The second agreement requires PPL Montana to supply Montana Power's actual remaining customer load, it expires when Montana Power's remaining customer load is zero, but in no event later than June 30, 2002.

In October 2001, PPL announced that PPL EnergyPlus had reached an agreement to supply Montana Power with an aggregate of 450 megawatts of energy to be supplied by PPL Montana. The delivery term of this new contract would be for five years beginning July 1, 2002, which is the day after the termination date of the last of the two existing contracts, pursuant to which PPL Montana presently supplies energy to Montana Power for its default supply.

Under the new agreement, PPL EnergyPlus will supply 300 megawatts of baseload electricity and 150 megawatts of on-peak electricity. The agreement has been filed for acceptance with FERC.

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

As part of the purchase of generation assets from Montana Power, PPL Montana agreed to supply electricity to the U.S. Government on behalf of Flathead Irrigation Project. Under the agreement, which expires in December 2010, PPL Montana is required to supply approximately 7.5 megawatts of capacity year round, with an additional 3.7 megawatts during the months of April through October.

Operation Expense

Operation expenses increased by $14 million and $34 million for the three and nine months ended September 30, 2001, compared to the same periods in 2000. Operation expenses consist mainly of expenses for fuel, energy purchases, transmission tariffs, plant operations and maintenance, lease rental payments and general and administrative expenses.

Generation decreased by 54 and 629 million kWh for the three and nine months ended September 30, 2001, compared to the same periods in 2000. These decreases were primarily the result of lower hydroelectric generation caused by the lower than normal water flow in the northwestern U.S.

Fuel

Fuel decreased by $2 million for the nine months ended September 30, 2001, compared to the same period in 2000. The change was primarily due to decreased coal costs in the first half of 2001 and the use of less coal due to alternative fuel sources in 2001.

Energy Purchases

Energy purchases increased by $22 million and $35 million for the three and nine months ended September 30, 2001, compared to the same period in 2000. These changes were the result of increased power costs in the western U.S. during the first half of 2001.

As part of the purchase of generation assets from Montana Power, PPL Montana assumed a power purchase agreement, which expires in April 2010, with Basin Electric Power Cooperative. The agreement requires PPL Montana to purchase up to 98 megawatts of firm capacity from November through April of each year.

Other Operation and Maintenance Expenses

Other operation and maintenance expense increased by $5 million and $25 million for the three and nine months ended September 30, 2001, compared to the same periods in 2000. The increase for the three months ended was due primarily to increased costs associated with planned maintenance, and lease expense related to the sale and leaseback of PPL Montana's interest in the Colstrip plant completed in July 2000. Lease expense was also the primary reason for the increase for the nine month period ended September 30, 2001, compared to the same period in 2000.

Transmission Expenses

Transmission expenses decreased by $2 million and $4 million for the three and nine months ended September 30, 2001, compared to the same periods in 2000. These decreases were due to lower generation in the first nine months of 2001 and more in-state sales in 2001, requiring less transmission usage.

Depreciation Expense

Depreciation expense decreased by $1 million and $4 million for the three and nine months ended September 30, 2001, compared to the same periods in 2000. These decreases were mainly due to the reduction of property, plant and equipment related to the sale and leaseback of PPL Montana's interest in the Colstrip plant completed in July 2000.

Other Income

Other income remained relatively stable for the three months ended September 30, 2001, compared to the same period in 2000. Other income increased by $2 million for the nine months ended September 30, 2001, compared to the same period in 2000. The change for the nine-month period was due mainly to higher interest income from increased cash and cash equivalents on hand during the first quarter of 2001.

Interest Expense

Interest expense decreased by $1 million and $16 million for the three and nine months ended September 30, 2001, compared to the same periods in 2000. Interest expense relates to interest on the credit facility, amortization of related financing costs and interest on accretion of wholesale energy commitments. These decreases were mainly due to the retirement of debt obligations in 2000.

Income Taxes

Income taxes decreased by $11 million and increased by $49 million for the three and nine months ended September 30, 2001, compared to the same periods in 2000. These changes were driven by changes in taxable income in 2001.

Financial Condition

PPL Montana is required to make semi-annual rent payments under the Colstrip leases on each January 2 and July 2 during the terms of the leases. PPL Montana's minimum rent obligations under the leases are approximately $49 million for 2002, $47 million for 2003, $44 million for 2004, $38 million for 2005, $38 million for 2006, and a total of $405 million for the remaining term of the leases. As a result of these obligations, a substantial portion of PPL Montana's cash flow from operations will be dedicated to payments of rent under the leases.

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

At September 30, 2001, PPL Montana estimated that a 10% adverse movement in market prices across the markets PPL Montana operates in, and across all time periods, would have decreased the value of the non-trading and trading portfolio by approximately $32 million and $200,000 at September 30, 2001, respectively. However, these effects would have been offset by the change in the value of the underlying commodity, the electricity generated. In addition to commodity price risk, PPL Montana's commodity positions are also subject to operational and event risks including, among others, increases in load demand and forced outages at generating plants.

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

Interest Rate Risk

PPL Montana may use borrowings to provide funds for its operations. PPL Montana utilizes various risk management instruments to reduce its exposure to adverse interest rate movements through the use of financial derivative products to adjust the mix of fixed and floating-rate interest rates in its debt portfolio. PPL Montana has risk limits designed to balance risk exposure to volatility in interest expense and losses in the fair value of the debt portfolio due to changes in the absolute level of interest rates. PPL Montana had $50 million in borrowings outstanding as of September 30, 2001.

Financing and Liquidity

Cash and cash equivalents decreased by $75 million more for the nine months ended September 30, 2001, compared with the same period in 2000. The reasons for the change were:

  A $45 million increase in cash provided by operating activities, primarily due to an increase in net income.

  A $418 million increase in cash used in investing activities, primarily due to proceeds from the sale and leaseback of the Colstrip facilities in 2000.

  A $298 million decrease in cash used in financing activities, due to lower repayments of short term debt.

Environment Matters

See Note 3 to the Financial Statements for a discussion of environmental matters.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Reference is made to "Quantitative and Qualitative Disclosures About Market Risk," in Management's Discussion and Analysis of Financial Condition and Results of Operations.

PPL CORPORATION,
PPL ELECTRIC UTILITIES CORPORATION,
PPL MONTANA, LLC, AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to "Legal Proceedings" in PPL's and PPL Electric's Annual Report to the SEC on Form 10-K for the year ended December 31, 2000, "Legal Matters" in PPL Montana's Form S-4, and to the PPL, PPL Electric and PPL Montana "Notes to Condensed Consolidated Financial Statements" for additional information regarding various pending administrative and judicial proceedings involving regulatory, environmental and other matters.

Item 4. Submission of Matters to a Vote of Security Holders

As part of the strategic initiative discussed in the PPL and PPL Electric "Notes to Condensed Consolidated Financial Statements," a special meeting of shareowners of PPL Electric was held on July 17, 2001. The shareowners approved the adoption of a Plan of Division and certain amendments to PPL Electric's Articles of Incorporation and Bylaws containing corporate governance and operating provisions designed to reinforce PPL Electric's corporate separateness from affiliated companies. The vote was 102,230,382 in favor and zero against, with 964,323 abstaining.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

12(a), 12(b), and 12(c) - Computation of Ratio of Earnings to Fixed Charges

99 - PPL Corporate Organization (Selected Subsidiaries)

(b)	Reports on Form 8-K

Report dated July 10, 2001

Item 5. Other Events

Press release dated July 10, 2001 regarding a complaint filed by PPL Montana against the MPSC challenging the MPSC Order.

Press release dated July 13, 2001 regarding PPL Montana's filing of an action and responsive pleading related to a breach of contract by Energy West Resources, Inc.

Item 7. Exhibits

Press release dated July 10, 2001 regarding a complaint filed by PPL Montana against the MPSC challenging the MPSC Order.

Press release dated July 13, 2001 regarding PPL Montana's filing of an action and responsive pleading related to a breach of contract by Energy West Resources, Inc.

Report dated July 24, 2001

Item 5. Other Events

Press release dated July 24, 2001 regarding PPL's second quarter earnings and forecasted earnings.

Item 7. Exhibits

Press release dated July 24, 2001 regarding PPL's second quarter earnings and forecasted earnings.

Report dated August 16, 2001

Item 5. Other Events

Information regarding PPL Electric's issuance of $300 million of Senior Secured Bonds, 5-7/8% Series due 2007 and $500 million of Senior Secured Bonds, 6-1/4% Series due 2009.

Item 7. Exhibits

Exhibits filed with reference to the Registration Statement on Form S-3 of PPL Electric.

Report dated August 16, 2001

Item 5. Other Events

Information regarding a purported class-action lawsuit filed by a group of shareholders of Montana Power against MPC and PPL Montana among others.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiaries.

PPL Corporation
(Registrant)

PPL Electric Utilities Corporation
(Registrant)

Date: November 13, 2001	/s/ John R. Biggar
John R. Biggar
Executive Vice President and
Chief Financial Officer
(PPL Corporation)
(principal financial officer)

/s/ James E. Abel
James E. Abel
Treasurer
(PPL Electric Utilities Corporation)
(principal financial officer)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PPL Montana, LLC
(Registrant)

Date: November 13, 2001	/s/ Craig D. Bartholomew
Craig D. Bartholomew
Controller
(principal accounting officer)