Form 10-K405
period 2001-12-31
PPL CORP; PPL ENERGY SUPPLY LLC; PPL MONTANA LLC; PPL ELECTRIC UTILITIES CORP
filed 2002-03-01
CIK 922224, 1161976, 1127712, 317187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________ to ___________

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.

1-11459	PPL Corporation (Exact name of Registrant as specified in its charter) (Pennsylvania) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-2758192

333-74794	PPL Energy Supply, LLC (Exact name of Registrant as specified in its charter) (Delaware) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-3074920

1-905	PPL Electric Utilities Corporation (Exact name of Registrant as specified in its charter) (Pennsylvania) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-0959590

333-50350	PPL Montana, LLC (Exact name of Registrant as specified in its charter) (Delaware) 303 North Broadway - Suite 400 Billings, MT 59101 (406) 869-5100	54-1928759

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock of PPL Corporation	New York & Philadelphia Stock Exchanges

Preferred Stock of PPL Electric Utilities Corporation
4-1/2% 3.35% Series 4.40% Series 4.60% Series	New York & Philadelphia Stock Exchanges Philadelphia Stock Exchange New York & Philadelphia Stock Exchanges Philadelphia Stock Exchange

Company-Obligated Mandatorily Redeemable Securities of PPL Electric Utilities Corporation
	8.20% Series ($25 stated value)(a) 8.10% Series ($25 stated value)(b)	New York Stock Exchange New York Stock Exchange

PPL Capital Funding
	7-3/4% PEPS Units ($25 stated value)(c)	New York Stock Exchange

(a)	Issued by PPL Capital Trust and guaranteed by PPL Electric Utilities Corporation
(b)	Issued by PPL Capital Trust II and guaranteed by PPL Electric Utilities Corporation
(c)	Issued by PPL Capital Funding Trust I and guaranteed by PPL Corporation

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

PPL Corporation	[ X ]
PPL Energy Supply, LLC	[ X ]
PPL Electric Utilities Corporation	[ X ]
PPL Montana, LLC	[ X ]

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

PPL Corporation	Yes X	No
PPL Energy Supply, LLC	Yes	No X
PPL Electric Utilities Corporation	Yes X	No
PPL Montana, LLC	Yes X	No
PPL Energy Supply, LLC has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 since its initial Registration Statement on Form S-4 became effective on January 7, 2002.

As of January 31, 2002, PPL Corporation had 146,581,220 shares of its $.01 par value Common Stock outstanding, excluding 30,993,637 shares held as treasury stock. The aggregate market value of these common shares (based upon the average of the high and low price of these shares on the New York Stock Exchange on that date) held by non-affiliates was $4,838,646,000.

PPL Corporation held all 78,029,863 outstanding common shares, no par value, of PPL Electric Utilities Corporation, excluding 79,270,519 shares held as treasury stock. The aggregate market value of the voting preferred stock held by non-affiliates of PPL Electric Utilities Corporation at January 31, 2002 was $67,402,000.

PPL Corporation indirectly holds all of the member interests in PPL Energy Supply, LLC and PPL Montana, LLC.

PPL Energy Supply, LLC and PPL Montana, LLC meet the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K and are therefore filing this form with the reduced disclosure format.

Documents incorporated by reference:

PPL Corporation and PPL Electric Utilities Corporation have incorporated herein by reference certain sections of PPL Corporation's 2002 Notice of Annual Meeting and Proxy Statement, and PPL Electric Utilities Corporation's 2002 Notice of Annual Meeting and Information Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2001. Such Statements will provide the information required by Part III of this Report.

PPL CORPORATION
PPL ENERGY SUPPLY, LLC
PPL ELECTRIC UTILITIES CORPORATION
PPL MONTANA, LLC

FORM 10-K ANNUAL REPORT TO
THE SECURITIES AND EXCHANGE COMMISSION
FOR THE YEAR ENDED DECEMBER 31, 2001

TABLE OF CONTENTS

This combined Form 10-K is separately filed by PPL Corporation, PPL Energy Supply, LLC, PPL Electric Utilities Corporation and PPL Montana, LLC. Information contained herein relating to PPL Energy Supply, LLC, PPL Electric Utilities Corporation and PPL Montana, LLC is filed by PPL Corporation and separately by PPL Energy Supply, LLC, PPL Electric Utilities Corporation and PPL Montana, LLC on their own behalf. No registrant makes any representation as to information relating to any other registrant, except that information relating to the three PPL Corporation subsidiaries is also attributed to PPL Corporation.

GLOSSARY OF TERMS AND ABBREVIATIONS

1945 First Mortgage Bond Indenture - PPL Electric's Mortgage and Deed of Trust, dated as of October 1, 1945, to Bankers Trust Company, as trustee, as supplemented.

2001 Senior Secured Bond Indenture - PPL Electric's Indenture, dated as of August 1, 2001, to JPMorgan Chase Bank, as trustee, as supplemented.

AFUDC (Allowance for Funds Used During Construction) - the cost of equity and debt funds used to finance construction projects of regulated businesses that is capitalized as part of construction cost.

APB - Accounting Principles Board.

Bangor Hydro - Bangor Hydro-Electric Company.

BG&E - Baltimore Gas & Electric Company.

BGG - Bolivian Generating Group, LLC, an energy consortium with a 50% interest in an electric generating company in Bolivia.

CEMAR - Companhia Energética do Maranhão, a Brazilian electric distribution company in which PPL Global has a majority ownership interest.

CGE - Compañia General Electricidad, SA, a distributor of energy in Chile and Argentina in which PPL Global has a minority ownership interest.

Clean Air Act - federal legislation enacted to address certain environmental issues related to air emissions including acid rain, ozone and toxic air emissions.

CO2 - carbon dioxide.

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

DEP - Department of Environmental Protection.

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

DIG - Derivatives Implementation Group.

DOE - Department of Energy.

DRIP - Dividend Reinvestment Plan.

EC - Electricidad de Centroamerica, S.A. de C.V, an El Salvadoran holding company and the majority owner of Del Sur. PPL Global has 100% ownership of EC.

EGS - electric generation supplier.

EITF (Emerging Issues Task Force) - an organization that assists the FASB in improving financial reporting through the identification, discussion and resolution of financial issues within the framework of existing authoritative literature.

Emel - Empresas Emel, S.A., a Chilean electric distribution holding company of which PPL Global has majority ownership.

EMF - electric and magnetic fields.

Enrichment - the concentration of fissionable isotopes to produce a fuel suitable for use in a nuclear reactor.

EPA - Environmental Protection Agency.

EPS - earnings per share.

ESOP - Employee Stock Ownership Plan.

EWG - exempt wholesale generator.

Fabrication - the process which manufactures nuclear fuel assemblies for insertion into the reactor.

FASB (Financial Accounting Standards Board) - a rulemaking organization that establishes financial accounting and reporting standards.

FERC (Federal Energy Regulatory Commission) - federal agency that regulates interstate transmission and wholesale sales of electricity and related matters.

GAAP - Generally accepted accounting principles.

Hyder - Hyder Limited, a subsidiary of WPDL and previous owner of South Wales Electricity plc. In March 2001, South Wales Electricity plc was acquired by WPD 1953 and renamed WPD (South Wales).

IBEW - International Brotherhood of Electrical Workers.

ICP - Incentive Compensation Plan.

ICPKE - Incentive Compensation Plan for Key Employees.

IRS - Internal Revenue Service.

ISO - Independent System Operator.

ITC - intangible transition charge on customer bills to recover intangible transition costs associated with securitizing stranded costs under the Customer Choice Act.

JCP&L - Jersey Central Power & Light Company.

kWh - kilowatthours.

kVA - kilovoltampere.

LIBOR - London Interbank Offered Rate.

Mirant - Mirant Corporation, formerly Southern Energy Inc., a diversified energy company based in Atlanta. PPL Global and Mirant jointly own WPD 1953.

Montana Power - The Montana Power Company, a Montana-based company engaged in diversified energy and communication-related businesses. Montana Power sold its generating assets to PPL Montana in December 1999.

MPSC - Montana Public Service Commission.

MW - megawatts.

NOx - nitrogen oxide.

NPDES - National Pollutant Discharge Elimination System.

NRC (Nuclear Regulatory Commission) - federal agency that regulates operation of nuclear power facilities.

NUGs (Non-Utility Generators) - generating plants not owned by public utilities, whose electrical output must be purchased by utilities under the PURPA if the plant meets certain criteria.

OSM - United States Office of Surface Mining.

PCB (Polychlorinated Biphenyl) - additive to oil used in certain electrical equipment up to the late-1970s. Now classified as a hazardous chemical.

PEPS Units (Premium Equity Participating Security Units) - securities issued by PPL Capital Funding Trust I and PPL, consisting of a Preferred Security and a forward contract to purchase PPL Corporation common stock.

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

PPL - PPL Corporation, the parent holding company of PPL Electric, PPL Energy Funding and other subsidiaries.

PPL Capital Funding - PPL Capital Funding, Inc., a PPL financing subsidiary.

PPL Capital Funding Trust I - a Delaware statutory business trust created to issue PEPS Units, whose common securities are held by PPL.

PPL Capital Trust - a Delaware statutory business trust created to issue Preferred Securities, whose common securities are held by PPL Electric.

PPL Capital Trust II - a Delaware statutory business trust created to issue Preferred Securities, whose common securities are held by PPL Electric.

PPL Coal Supply - a partnership between PPL Coal Holdings, LLC (a subsidiary of PPL Generation) and Iris Energy, LLC. PPL Coal Supply procures coal, which it sells to PPL Generation power plants, and to Iris Energy for purposes of producing synfuel.

PPL Electric - PPL Electric Utilities Corporation, a regulated utility subsidiary of PPL that transmits and distributes electricity in its service territory, and provides electric supply to retail customers in this territory as a PLR.

PPL Energy Funding - PPL Energy Funding Corporation, which is a subsidiary of PPL and the parent company of PPL Energy Supply.

PPL EnergyPlus - PPL EnergyPlus, LLC, a subsidiary of PPL Energy Supply which markets wholesale and retail electricity, and supplies energy and energy services in newly deregulated markets.

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

PPL Global - PPL Global, LLC, a subsidiary of PPL Energy Supply, which invests in and develops domestic and international power projects, and owns and operates international power projects.

PPL Holtwood - PPL Holtwood, LLC, a subsidiary of PPL Generation which owns PPL's hydroelectric generating operations in Pennsylvania.

PPL Maine - PPL Maine, LLC, a subsidiary of PPL Generation which owns generating operations in Maine.

PPL Martins Creek - PPL Martins Creek, LLC, a fossil generating subsidiary of PPL Generation.

PPL Montana - PPL Montana, LLC, an indirect subsidiary of PPL Generation which generates electricity for wholesale and retail sales in Montana and the Northwest.

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

Preferred Securities - Company-obligated mandatorily redeemable preferred securities issued by PPL Capital Trust, PPL Capital Trust II and PPL Capital Funding Trust I, holding solely debentures of PPL Electric, in the case of PPL Capital Trust and PPL Capital Trust II, and solely debentures of PPL Capital Funding in the case of PPL Capital Funding Trust I.

PRP - Potentially Responsible Parties under Superfund.

PUC (Pennsylvania Public Utility Commission) - state agency that regulates certain ratemaking, services, accounting, and operations of Pennsylvania utilities.

PUC Final Order - final order issued by the PUC on August 27, 1998, approving the settlement of PPL Electric Utilities' restructuring proceeding.

PUHCA - Public Utility Holding Company Act of 1935.

PURPA (Public Utility Regulatory Policies Act of 1978) - legislation passed by Congress to encourage energy conservation, efficient use of resources, and equitable rates.

PURTA - Public Utility Realty Tax Act.

RMC - Risk Management Committee.

RTO - regional transmission organization.

SCR - selective catalytic reduction.

SEC - Securities and Exchange Commission.

SERP - Supplemental Executive Retirement Plan.

SFAS (Statement of Financial Accounting Standards) - accounting and financial reporting rules issued by the FASB.

SNCR - selective non-catalytic reduction.

SO2 - sulfur dioxide.

Superfund - federal and state environmental legislation that addresses remediation of contaminated sites.

SWEB - the trading name for South Western Electricity plc, a British regional electric utility company. Following the sale of its supply business in 1999, SWEB was renamed Western Power Distribution and then WPD (South West). See WPD (South West), below.

Synfuel projects - production facilities that manufacture synthetic fuel from coal or coal byproducts. Favorable federal tax credits are available on qualified synfuel products.

Tolling agreement - agreement whereby PPL, as owner of an electric generating facility, agrees to use that facility to convert ("toll") fuel provided by a third party into electric energy for delivery back to the third party.

UF - inflation-indexed peso-denominated unit.

UGI - UGI Corporation.

VEBA (Voluntary Employee Benefit Association Trust) - trust accounts for health and welfare plans for future benefit payments for employees, retirees or their beneficiaries.

WPD (South Wales) - Western Power Distribution (South Wales) plc, a Welsh regional electric utility company.

WPD (South West) - Western Power Distribution (South West) plc, a British regional electric utility company.

WPD 1953 - WPD 1953 Limited, a jointly-owned subsidiary of PPL Global and Mirant. WPD 1953 owns WPD Holdings U.K. which owns WPD (South West) and WPD (South Wales).

WPDL - Western Power Distribution Limited, a wholly-owned subsidiary of WPD Investment Holdings Limited, which is a jointly-owned subsidiary of PPL Global and Mirant. WPDL owns 100% of the common shares of Hyder.

Forward-looking Information

Certain statements contained in this Form 10-K concerning expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts are "forward-looking statements" within the meaning of the federal securities laws. Although PPL, PPL Energy Supply, PPL Electric and PPL Montana believe that the expectations and assumptions reflected in these statements are reasonable, there can be no assurance that these expectations will prove to have been correct. These forward-looking statements involve a number of risks and uncertainties, and actual results may differ materially from the results discussed in the forward-looking statements. In addition to the specific factors discussed in the Review of the Financial Condition and Results of Operations sections herein, the following are among the important factors that could cause actual results to differ materially from the forward-looking statements: market demand and prices for energy, capacity and fuel; weather variations affecting customer energy usage; competition in retail and wholesale power markets; the effect of any business or industry restructuring; the profitability and liquidity of PPL and its subsidiaries; new accounting requirements or new interpretations or applications of existing requirements; operating performance of plants and other facilities; environmental conditions and requirements; system conditions and operating costs; development of new projects, markets and technologies; performance of new ventures; political, regulatory or economic conditions in states or countries where PPL or its subsidiaries conduct business; receipt of necessary governmental approvals; capital market conditions and decisions regarding capital structure; stock price performance; credit ratings; foreign exchange rates; state and federal regulatory developments; new state or federal legislation; national or regional economic conditions, including any potential effects arising from the September 11, 2001 terrorist attacks in New York, Washington, D.C. and Pennsylvania and consequential hostilities; and the commitments and liabilities of PPL and its subsidiaries. Any such forward-looking statements should be considered in light of such important factors and in conjunction with other documents of PPL, PPL Energy Supply, PPL Electric and PPL Montana on file with the SEC.

New factors that could cause actual results to differ materially from those described in forward-looking statements emerge from time to time, and it is not possible for PPL, PPL Energy Supply, PPL Electric or PPL Montana to predict all of such factors, or the extent to which any such factor or combination of factors may cause actual results to differ from those contained in any forward-looking statement. Any forward-looking statement speaks only as of the date on which such statement is made, and PPL, PPL Energy Supply, PPL Electric and PPL Montana undertake no obligations to update the information contained in such statement to reflect subsequent developments or information.

PART I

ITEM 1. BUSINESS

BACKGROUND

PPL Corporation is an energy and utility holding company that was incorporated in 1994. Through its subsidiaries, PPL generates electricity in power plants in the northeastern and western U.S.; markets wholesale or retail energy primarily in the northeastern and western portions of the U.S. and in Canada; delivers electricity to nearly six million customers in the U.S., U.K. and Latin America; and provides energy services for businesses in the mid-Atlantic and northeastern U.S.

PPL Energy Supply, LLC, an indirect wholly-owned subsidiary of PPL, is a growth-oriented energy company engaged through its subsidiaries in power generation and marketing primarily in the northeastern and western U.S. and in the delivery of electricity abroad. PPL Energy Supply was formed in 2000 to serve as the holding company for PPL's competitive energy businesses. PPL Energy Supply's major operating subsidiaries are PPL Generation, PPL EnergyPlus, and PPL Global. PPL Energy Supply owns or controls 10,023 MW of electric power generation capacity, and is constructing or has announced the development of new electric generation projects in Arizona, Illinois, New York and Pennsylvania, which would add 2,440 MW of electric generation capacity.

PPL Electric Utilities Corporation, incorporated in 1920, is a subsidiary of PPL and a regulated public utility. PPL Electric provides electricity delivery service in its service territory in Pennsylvania, and provides electricity supply to retail customers in that territory as a PLR under the Customer Choice Act. Prior to July 1, 2000, PPL Electric also generated electricity at its power plants in Pennsylvania, and marketed wholesale electricity (through PPL EnergyPlus) in deregulated markets. Prior to August 1, 1998, PPL Electric marketed retail electricity in deregulated markets.

PPL Montana, LLC, an indirect wholly-owned subsidiary of PPL Energy Supply formed in 1998, acquired the Montana assets in 1999. PPL Montana owns or controls, leases and operates interests in 13 electric generating facilities with an aggregate capacity of approximately 1,157 MW. PPL Montana's primary regional market for wholesale customers is the northwest U.S. (Montana, Oregon, Washington and Idaho).

In 1996, the Customer Choice Act was enacted to deregulate the generation supply market in Pennsylvania. On July 1, 2000, PPL and PPL Electric completed a corporate realignment in order to effectively separate PPL Electric's regulated transmission and distribution operations from its recently deregulated generation operations, to better position the companies and their affiliates in the new competitive marketplace. As part of the realignment, PPL Electric's generation assets were transferred to PPL Generation and its wholesale power marketing assets were transferred to PPL EnergyPlus. Also as part of the realignment, PPL Global transferred its domestic generation assets to subsidiaries of PPL Generation.  See "Corporate Realignment" in Item 7, the Review of the Financial Condition and Results of Operations of PPL Energy Supply, for the key features of the corporate realignment. See Exhibit 99 in Item 14 for the current corporate organization.

As a result of the corporate realignment, PPL is organized in segments consisting of Supply, Delivery and International. In addition, certain corporate service functions reside in PPL Services. See Note 2 to PPL's Financial Statements for financial information about the segments.

Supply Segment

The Supply Segment primarily consists of:

  PPL Generation, which owns and operates power plants to generate electricity;
  PPL EnergyPlus, which markets this electricity and other power purchases and natural gas and oil to deregulated wholesale and retail markets, primarily in the northeastern and western portions of the U.S.; and
  PPL Global's development and acquisition of domestic generation projects.

PPL Generation was established in the corporate realignment and, through subsidiaries, owns and operates power plants in Pennsylvania, Montana, Maine and Connecticut. At December 31, 2001, PPL Generation had 10,023 MW of generating capacity.

PPL Generation subsidiaries are subject to the jurisdiction of certain federal, regional, state and local regulatory agencies with respect to air and water quality, land use and other environmental matters. Certain operations of PPL Generation's subsidiaries are subject to the Occupational Safety and Health Act of 1970 and comparable state statutes.

The Pennsylvania generation plants, with a total capacity of 8,545 MW, were transferred by PPL Electric to PPL Generation in the corporate realignment. These plants are fueled by nuclear reaction, coal, gas, oil and hydro power. The electricity from these plants is sold to PPL EnergyPlus under FERC-jurisdictional power purchase agreements.

PPL's U.S. generation subsidiaries are EWGs, which sell electricity into the wholesale market. Generally, PPL's EWGs are subject to regulation by the FERC but not subject to regulation under PUHCA. The FERC has authorized these EWGs to sell generation from their facilities at market-based prices.

PPL Susquehanna, a subsidiary of PPL Generation, is subject to the jurisdiction of the NRC in connection with the operation of the two nuclear-fueled generating units at its Susquehanna station. PPL Susquehanna owns a 90% undivided interest in each of the Susquehanna units and Allegheny Electric Cooperative, Inc. owns a 10% undivided interest in each of those units.

PPL Generation operates its Pennsylvania power plants in conjunction with PJM. PPL EnergyPlus markets power through the PJM. PPL Generation's Pennsylvania power plants and PPL EnergyPlus are parties to the Mid-Atlantic Area Coordination Agreement. Refer to "Delivery Segment" for information regarding PJM's operations and functions and the Mid-Atlantic Area Coordination Agreement.

The Montana generating assets were acquired by PPL Montana in December 1999. (PPL Montana was transferred to PPL Generation in the corporate realignment.) These stations are fueled by coal and hydro power, and have a net capacity of 1,157 MW. Under the terms of a wholesale power transition agreement, PPL Montana provides Montana Power with electricity for certain of its retail requirements, with excess generation available for wholesale marketing by PPL EnergyPlus. When the current transition agreement expires in June 2002, PPL EnergyPlus will supply 300 MW of around-the-clock electricity and 150 MW of on-peak electricity to Montana Power under a new five-year agreement. PPL Montana also purchases 98 MW of firm capacity during the months of November through April.

PPL Montana is subject to the jurisdiction of certain federal, regional, state and local regulatory agencies with respect to air and water quality, land use and other environmental matters. In addition, PPL Montana is subject to the jurisdiction of the NRC in connection with the operation by its coal plants of certain level and density monitoring devices.

The Maine generating assets were acquired from Bangor Hydro in 1998. The oil and hydro powered stations have a total capacity of 96 MW.

The Wallingford, Connecticut generating station was constructed by PPL Generation and began commercial operations in December 2001. This natural gas powered station in Connecticut has a total capacity of 225 MW.

Refer to the "Power Supply" section for additional information regarding the various power plants operated by PPL Generation. Also refer to "Fuel Supply" for a discussion of fuel requirements and contractual arrangements.

PPL EnergyPlus, a subsidiary of PPL Energy Supply, markets the electricity produced by PPL Generation subsidiaries, along with purchased power, natural gas and oil in deregulated wholesale and retail markets in order to take advantage of opportunities in the competitive energy marketplace. Prior to the corporate realignment, PPL EnergyPlus was a subsidiary of PPL Electric.

PPL EnergyPlus buys and sells energy at competitive prices. PPL EnergyPlus purchases electric capacity and energy at the wholesale level, and also sells electric capacity and energy at the wholesale level under FERC market-based tariffs. PPL EnergyPlus enters into these agreements to market available energy and capacity from PPL Generation's assets and to profit from market price fluctuations. PPL EnergyPlus is actively managing its portfolios to maximize the value of PPL's generating assets and to limit exposure to price fluctuations. PPL EnergyPlus also purchases and sells energy forward and futures contracts as well as other commodity-based financial instruments in accordance with PPL's risk management policies, objectives and strategies.

PPL EnergyPlus has executed a contract to provide electricity to PPL Electric sufficient for it to meet its PLR obligation from 2002 through 2009, at the pre-determined capped rates PPL Electric is entitled to charge its customers during this period. See Notes to Financial Statements of PPL (Note 23) and PPL Energy Supply (Note 15) for more information concerning this contract.

PPL EnergyPlus has a PUC license to act as an EGS in Pennsylvania. This license permits PPL EnergyPlus to offer retail electric and gas supply to customers throughout Pennsylvania. In 2001, PPL EnergyPlus was licensed, and supplied energy to industrial and commercial customers in Pennsylvania, New Jersey, Delaware, Maine and Montana. PPL EnergyPlus is also licensed to provide energy in Maryland and Massachusetts. At this time, PPL EnergyPlus has decided not to pursue residential customers in the competitive marketplace based on economic considerations.

PPL EnergyPlus also provides energy-related products and services to commercial and industrial customers, through its mechanical contracting and engineering subsidiaries based in Pennsylvania, Massachusetts, Connecticut and New York.

PPL Synfuel Investments, LLC, a subsidiary of PPL EnergyPlus, indirectly owns two production facilities in Pennsylvania. These facilities manufacture synthetic fuel from coal or coal byproducts. PPL receives federal tax credits from these qualified manufactured synfuel products.

PPL Global acquires and develops domestic generation projects for PPL Generation. It also acquires and develops, owns and operates international energy projects that are primarily focused on the distribution of electricity.

At December 31, 2001, PPL Global was in the process of developing approximately 2,440 MW of electric generating capacity in Pennsylvania, New York, Illinois and Arizona. The Griffith project in Kingman, Arizona, began commercial operations in January 2002. The University Park project in Illinois, the Shoreham and Edgewood projects in New York and the Sundance project in Arizona are also expected to be operational in 2002. The other projects are expected to be operational at various times between 2003 and 2004. See Item 2, Properties, for additional information on these projects.

Delivery Segment

PPL Electric provides electricity delivery service to approximately 1.3 million customers in a 10,000-square mile territory in 29 counties of eastern and central Pennsylvania, with a population of approximately 2.6 million people. The largest cities in this territory are Allentown, Bethlehem, Harrisburg, Hazleton, Lancaster, Scranton, Wilkes-Barre and Williamsport. In addition to delivery of purchased power as a PLR, PPL Electric is delivering power supplied by PUC-licensed EGSs pursuant to the Customer Choice Act.

PPL EnergyPlus has executed a contract to provide electricity to PPL Electric sufficient for it to meet its PLR obligation from 2002 through 2009, at the pre-determined capped rates PPL Electric is entitled to charge its customers during this period. See PPL Electric's Note 15 to the Financial Statements.

During 2001, about 89% of PPL Electric's operating revenue was derived from regulated electricity deliveries and supply as a PLR. About 8% of 2001 operating revenues was from wholesale sales, including the sale of power purchased from NUGs to PPL EnergyPlus. The remaining 3% of operating revenues in 2001 was from energy related products and services and miscellaneous revenues. During 2001, about 43% of electricity delivery and PLR revenues were from residential customers, 35% from commercial customers, 21% from industrial customers and 1% from other customer classes.

PPL Electric is subject to regulation as a public utility by the PUC and certain of its activities are subject to the jurisdiction of the FERC under the Federal Power Act. PPL Electric is not a holding company under PUHCA, and PPL has been exempted by the SEC from the provisions of PUHCA applicable to it as a holding company.

PPL Electric is also subject to the jurisdiction of certain federal, regional, state and local regulatory agencies with respect to land use and other environmental matters. Certain operations of PPL Electric are subject to the Occupational Safety and Health Act of 1970 and comparable state statutes.

PPL Electric operates its transmission facilities as part of PJM. PJM operates the electric transmission network and electric energy market in the mid-Atlantic region of the U.S. Bulk electricity is transmitted to wholesale users throughout a geographic area including all or part of Pennsylvania, New Jersey, Maryland, Delaware, Virginia and the District of Columbia. PPL Electric is also a party to the Mid-Atlantic Area Coordination Agreement, which provides for the coordinated planning of generation and transmission facilities by the companies included in the PJM.

PJM serves as an ISO in order to accommodate greater competition and broader participation in the power pool. The purpose of the ISO is to separate operation of, and access to, the transmission grid from the PJM electric utilities' generation interests. The electric utilities continue to own the transmission assets, but the ISO directs the control and operation of the transmission facilities.

In July 2001, the FERC issued orders calling for the formation of one RTO throughout the Mid-Atlantic region (PJM), New York and New England. PPL believes that a single northeastern RTO is a significant step forward in establishing a reliable and properly functioning wholesale electricity market in the region. PPL strongly supports the most comprehensive amalgamation of the existing and proposed northeast power pools, including the establishment of a single RTO, as well as the elimination of marketplace distinctions and control area boundaries. The FERC's northeastern RTO proceeding is continuing.

PPL Gas Utilities provides natural gas and propane delivery to approximately 103,000 customers in Pennsylvania and Maryland.

International Segment

PPL Global's major international project is its equity investment in two U.K. electricity transmission and distribution companies: WPD (South West) which serves customers in England; and WPD (South Wales) which serves customers in Wales. PPL Global jointly owns these investments with Mirant.

PPL Global also has consolidated investments in electricity transmission and distribution companies serving customers in Chile, El Salvador, Bolivia and Brazil.

See Note 11 to PPL's Financial Statements for additional information on PPL Global's international activities in 2001.

PPL Services

Various corporate service functions reside in PPL Services, an unregulated subsidiary of PPL. PPL Services provides shared services for PPL and its subsidiaries. These services include financial, legal, human resources and information services. These services are directly charged or allocated, as appropriate, to the Supply, Delivery and International segments.

FINANCIAL CONDITION

See PPL's and PPL Electric's Review of the Financial Condition and Results of Operations for this information.

CAPITAL EXPENDITURE REQUIREMENTS

See "Financial Condition - Capital Expenditure Requirements" in PPL's and PPL Electric's Review of the Financial Condition and Results of Operations for information concerning estimated capital expenditure requirements for the years 2002-2006. See the Notes to Financial Statements of PPL (Note 16), PPL Energy Supply (Note 14), PPL Electric (Note 10) and PPL Montana (Note 9) for information concerning estimates of the costs to comply with various environmental regulations.

COMPETITION

The unregulated businesses of PPL and its subsidiaries are highly competitive. The electric industry has experienced a significant increase in the level of competition in the energy markets in response to federal and state deregulation initiatives.

In 1992, the Energy Act amended the PUHCA to create a new class of independent power producers, and amended the Federal Power Act to provide open access to electric transmission systems for wholesale transactions. In 1996, the Customer Choice Act was enacted in Pennsylvania to restructure the state's electric utility industry in order to create retail access to a competitive market for the generation of electricity. Certain other states in which PPL's subsidiaries operate have also adopted a "customer choice" plan to allow customers to choose their electricity supplier. Competitive factors affecting PPL's results of operations include new market entrants, construction by others of generating assets, the actions of regulatory authorities, weather and other factors. PPL cannot predict the impact of these and other competitive factors on its future results of operations or financial position.

PPL and its subsidiaries believe that, assuming deregulation of the energy industry continues on both the federal and state levels and retail energy markets are opened to new participants and new services, competition will continue to be intense. In addition to deregulation, competitive pressures have resulted from technological advances in power generation and electronic communications, and the greater efficiency of energy markets.

The wholesale power markets in which PPL Generation subsidiaries and PPL EnergyPlus operate are highly competitive. Competitors include regulated utilities, industrial companies, non-utility generators and unregulated subsidiaries of regulated utilities. Although PPL EnergyPlus has long-term supply agreements, (see "Background-Supply Segment") a substantial portion of PPL's future sales will be made into the competitive wholesale markets. Competition will occur principally on the basis of the price of products, and to a lesser extent on the basis of reliability and availability.

PPL EnergyPlus also faces competition in the wholesale markets for energy capacity and ancillary services. As pricing information becomes increasingly available in the energy trading and marketing business and assuming deregulation in the electricity markets continues, PPL EnergyPlus anticipates that trading, marketing and risk management operations will experience greater competition. PPL EnergyPlus primarily competes with other energy merchants based on the ability to aggregate supplies at competitive prices from different sources and locations and to efficiently utilize transportation from third-party pipelines and transmission from electric utilities. Competitors may employ widely differing strategies in their fuel supply and power sales contracts with respect to pricing, terms and conditions. PPL EnergyPlus also competes against other energy marketers on the basis of relative financial position and access to credit sources.

PPL Global also faces intense competition from a number of participants in the non-utility power generation industry for the acquisition and development of additional facilities. Opportunities for new projects are increasingly subject to competitive bidding as opposed to negotiated transactions.

Some restructured markets have recently experienced supply problems and price volatility. In a number of these markets, government agencies and other interested parties have made proposals to delay market restructuring or even re-regulate certain areas of these markets that have previously been deregulated. In California, legislation has been passed placing a moratorium on the sale of generation plants by public utilities regulated by the California Public Utilities Commission. In June 2001, the FERC instituted a series of price controls designed to mitigate (or cap) prices in the entire western U.S. as a result of the California energy crisis. These price controls have contributed to the lowering of spot and forward energy prices in the western market. Other proposals to institute price controls or to re-regulate the energy industry may be made, and legislative or other actions may cause the electric power restructuring process to be delayed, discontinued or reversed in the states in which PPL currently, or may in the future, operate. If the competitive restructuring of the wholesale and retail power markets is delayed, discontinued or reversed, PPL's business prospects and financial condition could be materially adversely affected.

POWER SUPPLY

PPL Generation's system capacity (winter rating) at December 31, 2001 was as follows:

Plant	Net MW Capacity
Pennsylvania
Nuclear-fueled steam station
Susquehanna	2,011	(a)
Coal-fired steam stations
Montour	1,525
Brunner Island	1,469
Martins Creek	300
Keystone	211	(b)
Conemaugh	278	(c)

Total coal-fired	3,783

Gas and oil-fired steam station
Martins Creek	1,670
Combustion turbines and diesels	451
Hydroelectric	152

Total generating capacity	8,067

Firm purchases
Hydroelectric	140	(d)
Qualifying facilities	338

Total firm purchases	478

Total system capacity - Pennsylvania	8,545

Connecticut
Natural gas powered station
Wallingford	225	(e)

Montana
Coal-fired stations
Colstrip Units 1 & 2	307	(f)
Colstrip Unit 3	222	(g)
Corette	154

Total coal-fired	683

Hydroelectric	474

Total system capacity - Montana	1,157

Maine
Oil-fired generating station
Wyman Unit 4	52	(h)
Hydroelectric	44	(i)

Total system capacity - Maine	96

Total system capacity - PPL Generation	10,023	(j)

(a)	PPL's 90% undivided interest.
(b)	PPL's 12.34% undivided interest.
(c)	PPL's 16.25% undivided interest.
(d)	From Safe Harbor Water Power Corporation.
(e)	Began commercial operations in December 2001.
(f)	PPL's 50% undivided leasehold interest.
(g)	PPL's 30% undivided leasehold interest.
(h)	PPL's 8.33% undivided interest.
(i)	Includes PPL's 50% interest in the West Enfield Station.
(j)	In addition, the gas-fired steam Griffith station, of which PPL's 50% ownership totals 300 MW, began commercial operations in January 2002. This table does not include the capacity of Griffith.

The capacity of generating units is based upon a number of factors, including the operating experience and physical condition of the units, and may be revised from time to time to reflect changed circumstances.

The system capacity shown in the preceding table does not reflect installed capacity credit sales and purchases with other utilities. The net effect of these transactions is to reduce Pennsylvania system capacity by 1,168 MW at the end of December 2001, to 7,377 MW.

The net effect of Maine sales committed to Bangor Hydro is to reduce Maine's system capacity by 31 MW, to 65 MW. The West Enfield facility's output will be sold to Bangor Hydro through the year 2024. The Wyman Unit 4 output will be sold to Constellation through 2004.

PPL Montana had two transition agreements to supply wholesale electricity to Montana Power. One agreement to provide 200 MW from PPL Montana's leasehold interest in Colstrip Unit 3 expired in December 2001. The other agreement covers Montana Power's remaining native load commitments and lasts until the remaining load is zero, but in no event later than June 2002. PPL Montana now has an agreement to supply Montana Power with 450 MW of energy for five years beginning July 2002.

As part of the purchase of generation assets from Montana Power, PPL Montana agreed to supply electricity to the U.S. government on behalf of the Flathead Irrigation Project (FLIP). Under the agreement, which expires in December 2010, PPL Montana is required to supply approximately 7.5 MW of capacity year round, with an additional 3.7 MW from April through October during the term of the agreement.

During 2001, PPL Generation produced about 39 billion kWh in its Pennsylvania plants, with 53% of the energy generated by coal-fired stations, 41% from nuclear operations at the Susquehanna station, 5% from the Martins Creek gas and oil-fired station and 1% from hydroelectric stations. PPL EnergyPlus also purchased 18.1 billion kWh and had 19.1 billion kWh in non-system energy sales.

During 2001, PPL Montana generated 7.5 billion kWh. Of this total, 5.0 billion kWh was from fossil generation, with the balance from PPL Montana's hydroelectric plants.

During 2001, PPL Maine generated about 267 million kWh. Of this total, about 216 million kWh was from hydroelectric generation, with the balance from PPL Maine's interest in the oil-fired Wyman Unit 4.

PPL EnergyPlus purchases energy from, and sells energy to, other utilities and FERC-certified power marketers at market-based rates under power purchase and sales agreements. PPL EnergyPlus enters into these transactions on an hourly, daily, weekly, monthly or longer-term basis.

PPL EnergyPlus has FERC authorization to sell electric energy, capacity and ancillary services at market-based rates to wholesale customers located both inside and outside the PJM control area. As of December 31, 2001, 160 utilities and power marketers had signed power sales agreements under this tariff. Under the market-based tariff, PPL EnergyPlus may also sell power purchased from third parties.

PPL EnergyPlus also has an export license to sell capacity and/or energy to electric utilities in Canada. This export license allows PPL EnergyPlus to sell either its own capacity and energy not required to serve domestic obligations or power purchased from other utilities.

FUEL SUPPLY

Coal - Pennsylvania

In February 2001, a subsidiary of PPL Generation entered into a partnership (PPL Coal Supply) with Iris Energy, LLC, an unrelated third party, to procure coal and facilitate the production of synthetic fuel. PPL Coal Supply began operations in June 2001 and provides coal to PPL Generation power plants and to Iris Energy for the production of synthetic fuel. In 2001, PPL Coal Supply provided 23% of the coal used by PPL Generation's Pennsylvania stations and Iris Energy provided 34% of the synthetic fuel used by such stations.

During 2001, about 65% of the coal delivered to PPL Generation's Pennsylvania stations was purchased under long-term contracts and 35% was obtained through open market purchases. These contracts provided PPL Generation with about 4.7 million tons of coal in 2001 and are expected to provide 5.4 million tons in 2002. At December 31, 2001, Pennsylvania plants had sufficient supply for about 50 days of operations.

The coal burned at the Pennsylvania power plants contains sulfur. Mechanical cleaning processes are utilized to reduce the sulfur content of the coal. The reduction of the sulfur content by either mechanical cleaning or blending has lowered the total sulfur content of the coal burned to levels which permit compliance with current SO2 emission regulations established by the Pennsylvania DEP.

At December 31, 2001, a PPL Generation subsidiary owned a 12.34% undivided interest in the Keystone station and a 16.25% undivided interest in the Conemaugh station. The owners of the Keystone station have a long-term contract with a coal supplier that provides 2.8 million tons per year until the contract expires at the end of 2004, and a long-term contract with a synthetic fuel supplier that provides 3 million tons per year until the contract expires at the end of 2007. The balance of the Keystone station requirements are purchased in the open market. The coal supply requirements for the Conemaugh station are being met from several sources through a blend of long-term and short-term contracts and spot market purchases.

Coal - Montana

PPL Montana has a 50% leasehold interest in Colstrip Units 1 and 2, and a 30% leasehold interest in Unit 3. PPL Montana is party to contracts to purchase coal with defined quality characteristics and specifications. The coal purchase contract for Units 1 and 2 is in effect through December 31, 2009. The coal purchase contract for Unit 3 is in effect through December 31, 2019.

PPL Montana owns the Corette power plant. The plant has a coal purchase contract to purchase low sulfur coal with defined quality characteristics and specifications. The contract expires in December 2003.

Oil and Natural Gas

PPL Generation's Martins Creek Units 3 and 4 burn both oil and natural gas. PPL EnergyPlus, the marketing and trading subsidiary of PPL, is responsible for procuring the oil and natural gas supply for all PPL Generation assets. During 2001, 100% of the oil requirements for the Martins Creek units were purchased on the spot market. At December 31, 2001, PPL EnergyPlus had no long-term agreements for these requirements. During 2001, all of the natural gas consumed at Martins Creek was purchased under short-term agreements. At December 31, 2001, PPL EnergyPlus had no long-term agreements to purchase natural gas for Martins Creek.

Two new natural gas-fired units recently began commercial operations: Wallingford, Connecticut in December 2001 and Kingman, Arizona (Griffith) in January 2002. PPL EnergyPlus has entered into a long-term contract for 40% of the expected pipeline transportation requirements of the Wallingford facility, but has no long-term agreement to purchase natural gas. Certain PPL Generation subsidiaries have long-term pipeline transportation contracts in place for the Griffith facility equaling 75% of the expected requirements. A PPL Generation subsidiary also has approximately 25% of gas supply under a long-term supply agreement for Griffith. PPL EnergyPlus generally employs a strategy of procuring natural gas in conjunction with electricity sales commitments.

Nuclear

PPL Susquehanna has executed uranium supply and conversion agreements that satisfy 75% of the uranium requirements for the Susquehanna units in 2002 and 2003, and, including options, an additional 25% of the requirements for the period 2004-2007. Deliveries under these agreements are expected to provide sufficient uranium to permit Unit 1 to operate into the first quarter of 2004 and Unit 2 to operate into the first quarter of 2003.

PPL Susquehanna has executed an agreement that satisfies all of its enrichment requirements through 2004. Assuming that the other uranium components of the nuclear fuel cycle are satisfied, deliveries under this agreement are expected to provide sufficient enrichment to permit Unit 1 to operate into the first quarter of 2006 and Unit 2 to operate into the first quarter of 2007.

PPL Susquehanna has entered into an agreement that, including options, satisfies all of its fabrication requirements through 2006. Assuming that the uranium and other components of the nuclear fuel cycle are satisfied, deliveries under this agreement are expected to provide sufficient fabrication to permit Unit 1 to operate into the first quarter of 2008 and Unit 2 to operate into the first quarter of 2007.

Federal law requires the federal government to provide for the permanent disposal of commercial spent nuclear fuel. Under the Nuclear Waste Policy Act, the DOE initiated an analysis of a site in Nevada for a permanent nuclear waste repository. Progress on a proposed disposal facility has been slow, and the repository is not expected to be operational before 2010. Thus, expansion of Susquehanna's on-site spent fuel storage capacity was necessary. To support this expansion, PPL Susquehanna contracted for the design and construction of a spent fuel storage facility employing dry cask fuel storage technology. The facility is modular, so that additional storage capacity can be added as needed. The facility began receiving spent nuclear fuel in October 1999. PPL Susquehanna estimates that there is sufficient storage capacity in the spent nuclear fuel pools and the modular on-site dry spent fuel storage facility at Susquehanna to accommodate discharged fuel through the life of the plant, if necessary.

Federal law also provides that generators of spent fuel are responsible for certain costs of disposal. In January 1997, PPL Electric joined over 30 other utilities in a lawsuit in the U.S. Court of Appeals for the District of Columbia Circuit seeking assurance of the DOE's performance of its contractual obligation to accept spent nuclear fuel and suspension of payment to that agency pending such performance. In November 1997, the Court denied the utilities' requested relief and held that the contracts between the utilities and the DOE provide a potentially adequate remedy if the DOE failed to begin disposal of spent nuclear fuel by January 31, 1998. DOE did not, in fact, begin to dispose of spent nuclear fuel on January 31, 1998 and has acknowledged that it violated its contractual obligations. DOE continues, however, to vigorously contest claims by certain utilities, including PPL, that its failures resulted in recoverable damages. PPL cannot predict the outcome of this litigation.

ENVIRONMENTAL MATTERS

Certain PPL subsidiaries, including PPL Electric and PPL Generation subsidiaries, are subject to certain present and developing federal, regional, state and local laws and regulations with respect to air and water quality, land use and other environmental matters. See PPL's "Financial Condition - Capital Expenditure Requirements" in the Review of the Financial Condition and Results of Operations for information concerning environmental expenditures during 2001 and PPL's estimate of those expenditures during the years 2002-2006. PPL believes that its subsidiaries are in substantial compliance with applicable environmental laws and regulations.

See "Environmental Matters" in Note 16 to PPL's, Note 14 to PPL Energy Supply's, Note 10 to PPL Electric's and Note 9 to PPL Montana's Financial Statements for information concerning federal clean air legislation, groundwater degradation and waste water control at facilities owned by PPL's subsidiaries and PPL Electric's and PPL Gas Utilities' agreements with the Pennsylvania DEP concerning remediation at certain sites. Other environmental laws, regulations and developments that may have a substantial impact on PPL's subsidiaries are discussed below.

Air

The Clean Air Act includes, among other things, provisions that: (a) restrict the construction of, and revise the performance standards for, new and substantially modified coal-fired and oil-fired generating stations; and (b) authorize the EPA to impose substantial noncompliance penalties of up to $27,500 per day of violation for each facility found to be in violation of the requirements of an applicable state implementation plan. The state agencies administer the EPA's air quality regulations through the state implementation plans and have concurrent authority to impose penalties for non-compliance. In December 1997, international negotiators reached agreement in Kyoto, Japan to strengthen the 1992 United Nations Global Climate Change Treaty by adding legally-binding greenhouse gas emission limits. This agreement - the Kyoto Protocol - would require the U.S. to reduce its greenhouse gas emissions to 7% below 1990 levels by 2008 - 2012. Although the Kyoto Protocol is unlikely to be ratified by the U.S., some form of carbon dioxide reductions will likely be required in the future. Such requirements could result in increased capital and operating expenses which are not now determinable but which could be significant.

Water

To implement the requirements of the Federal Water Pollution Control Act of 1972, as amended by the Clean Water Act of 1977 and the Water Quality Act of 1987, the EPA has adopted regulations on effluent standards for steam electric stations. The states administer the EPA's effluent standards through state laws and regulations relating to, among other things, effluent discharges and water quality. The standards adopted by the EPA pursuant to the Clean Water Act may have a significant impact on existing facilities of certain PPL subsidiaries depending on the states' interpretation and future amendments to regulations.

Pursuant to the Surface Mining and Reclamation Act of 1977, the OSM has adopted effluent guidelines which are applicable to PPL subsidiaries as a result of their past coal mining and coal processing activities. The EPA and the OSM limitations, guidelines and standards also are enforced through the issuance of NPDES permits. In accordance with the provisions of the Clean Water Act and the Reclamation Act of 1977, the EPA and the OSM have authorized the states to implement the NPDES program. Compliance with applicable water quality standards is assured by state review of NPDES permit conditions.

Solid and Hazardous Waste

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

State laws such as the Pennsylvania Superfund statute also give state agencies broad authority to identify hazardous or contaminated sites and to order owners or responsible parties to clean-up the sites. If responsible parties cannot or will not perform the clean-up, the agency can hire contractors to clean-up the sites and then require reimbursement from the responsible parties after the clean-up is completed.

Certain federal and state statutes, including Superfund and the Pennsylvania Hazardous Sites Cleanup Act, also impose liability on the responsible parties for the lost value of damaged natural resources.

Low-Level Radioactive Waste

Under federal law, each state is responsible for the disposal of low-level radioactive waste generated in that state. States may join in regional compacts to jointly fulfill their responsibilities. The states of Pennsylvania, Maryland, Delaware and West Virginia are members of the Appalachian States Low-Level Radioactive Waste Compact. Efforts to develop a regional disposal facility in Pennsylvania were suspended by the Pennsylvania DEP in 1998. The Commonwealth retains the legal authority to resume the siting process should it be necessary. Low-level radioactive waste resulting from the operation of Susquehanna is currently being sent to Barnwell, South Carolina and Clive, Utah for disposal. In the event this or other emergent disposal options become unavailable or no longer cost-effective, the low-level radioactive waste will be stored on-site at Susquehanna. PPL Susquehanna cannot predict the future availability of low-level waste disposal facilities or the cost of such disposal.

General

Concerns have been expressed by some members of the scientific community and others regarding the potential health effects of EMFs. These fields are emitted by all devices carrying electricity, including electric transmission and distribution lines and substation equipment. Federal, state and local officials have focused attention on this issue. PPL and its subsidiaries support the current efforts to determine whether EMFs cause any human health problems and are taking low cost or no cost steps to reduce EMFs, where practical, in the design of new transmission and distribution facilities. PPL is unable to predict what effect, if any, the EMF issue might have on its operations and facilities and the associated cost, or what, if any, liabilities it might incur related to the EMF issue.

PPL and its subsidiaries are unable to predict the ultimate effect of evolving environmental laws and regulations upon its existing and proposed facilities and operations. In complying with statutes, regulations and actions by regulatory bodies involving environmental matters, including the areas of water and air quality, hazardous and solid waste handling and disposal and toxic substances, PPL's subsidiaries may be required to modify, replace or cease operating certain of their facilities. PPL's subsidiaries may also incur significant capital expenditures and operating expenses in amounts which are not now determinable but which could be significant.

FRANCHISES AND LICENSES

PPL Electric is authorized to provide electric public utility service throughout its service area as a result of grants by the Commonwealth of Pennsylvania in corporate charters to PPL Electric and companies to which it has succeeded and as a result of certification by the PUC. PPL Electric is granted the right to enter the streets and highways by the Commonwealth subject to certain conditions. In general, such conditions have been met by ordinance, resolution, permit, acquiescence or other action by an appropriate local political subdivision or agency of the Commonwealth.

See "Background - Supply Segment" for a discussion of PPL EnergyPlus' licenses in various states. PPL EnergyPlus also has an export license from the DOE to sell capacity and/or energy to electric utilities in Canada.

PPL Susquehanna operates Units 1 and 2 pursuant to NRC operating licenses which expire in 2022 and 2024, respectively. In November 2001, PPL Susquehanna notified the NRC that it intends to seek renewal of its operating licenses. If the NRC approves PPL Susquehanna's application, the operating licenses for Units 1 and 2 would each be extended for an additional 20 years, to 2042 and 2044, respectively.

PPL Holtwood operates two hydroelectric projects pursuant to licenses renewed by the FERC in 1980: Wallenpaupack (44 MW capacity) and Holtwood (102 MW capacity). The Wallenpaupack license expires in 2004 and the Holtwood license expires in 2014. PPL Holtwood owns one-third of the capital stock of Safe Harbor Water Power Corporation (Safe Harbor), which holds a project license which extends the operation of its hydroelectric plant until 2030. The total capacity of the Safe Harbor plant is 418 MW, and PPL Holtwood is entitled by contract to one-third of the total capacity (139 MW).

The 11 hydroelectric facilities and one storage reservoir purchased from Montana Power in 1999 are licensed by the FERC. These licenses expire periodically, and the generating facilities must be relicensed at such times. The FERC license for the Mystic facility expires in 2009; the Thompson Falls and Kerr licenses expire in 2025 and 2035, respectively, and the license for the nine Missouri-Madison facilities expire in 2040.

EMPLOYEE RELATIONS

See "Source of Labor Supply" in Note 16 to PPL's, Note 14 to PPL Energy Supply's, Note 10 to PPL Electric's and Note 9 to PPL Montana's Financial Statements for information on employees, including those covered by labor contracts.

ITEM 2. PROPERTIES

Domestic Generation

For a description of PPL's domestic generation portfolio, see Item 1, "Business - Power Supply."

Domestic Generation Under Development

PPL Global and PPL Susquehanna had the following domestic generation development projects in progress at December 31, 2001:

Plant		Type	Total MW Capacity (1)	Ownership Interest in MW			Expected In-Service Date (2)

Pennsylvania
	Lower Mt. Bethel	Gas-fired	600	600	(100%)		2003
	Susquehanna (3)	Nuclear	100	90	(90%)		2003-04
Arizona
	Griffith	Gas-fired steam	600	300	(50%)	(4)	January 2002
	Sundance	Gas-fired	450	450	(100%)		2002
Illinois
	University Park	Gas-fired	540	540	(100%)		2002
New York
	Kings Park	Gas-fired	300	300	(100%)		2004	(6)
	Shoreham and Edgewood	Gas-fired	160	160	(100%)		2002	(5)

Total			2,750	2,440

(1)	The capacity of generation units is based on a number of factors, including the operating experience and physical condition of the units, and may be revised from time to time to reflect changed circumstances.
(2)	The expected in-service dates are subject to receipt of required approvals and permits and to other contingencies.
(3)	The Susquehanna project involves the installation of more efficient steam turbines to increase capacity.
(4)	The Griffith project, which was co-developed with Duke Energy, began commercial operations in January 2002.
(5)	Construction is expected to commence in 2002.
(6)	Construction is expected to commence in 2003.

All projects under development, other than the Susquehanna upgrade, are gas-fired simple-cycle or combined-cycle combustion turbine facilities.

PPL Global continually reexamines development projects based on market conditions and other factors to determine whether to proceed with these projects, sell them, expand them, execute tolling agreements or pursue other opportunities.

Domestic Electricity Delivery

For a description of PPL's Electric's service territory, see Item 1, "Business - Background." At December 31, 2001, PPL Electric had electric transmission and distribution lines in public streets and highways pursuant to franchises and rights-of-way secured from property owners. PPL Electric's system included 375 substations with a total capacity of 24.7 million kVA, 32,735 circuit miles of overhead lines and 6,002 cable miles of underground conductors. All of PPL Electric's facilities are located in Pennsylvania. Substantially all of PPL Electric's transmission and distribution properties are subject to the lien of PPL Electric's 1945 First Mortgage Bond Indenture and its 2001 Senior Secured Bond Indenture.

Domestic Gas Delivery

PPL Gas Utilities has two natural gas distribution subsidiaries - PFG Gas, Inc., which distributes gas to customers in southeastern and central Pennsylvania and parts of Maryland, and North Penn Gas Company, which serves customers in the northern part of Pennsylvania. North Penn Gas also has natural gas storage facilities in Pennsylvania. As of December 31, 2001, PFG Gas had 39,492 customers and 1,140 miles of pipeline mains, with approximately 14 miles in Maryland and the remainder in Pennsylvania. North Penn Gas had 35,493 customers and 2,695 miles of pipeline mains in Pennsylvania.

International Electric Delivery

PPL Global has consolidated investments in electricity transmission and distribution companies, primarily serving approximately 2 million customers in Chile, El Salvador, Bolivia and Brazil, as follows:

International Projects

Company	Location	Primary Business	Ownership Interest		2001 Electricity Sales GWh (1)
LATIN AMERICA
Empresas EMEL S.A. (EMEL):			95.4%	| | } |	1,989
Emelari	Chile	Distribution	85.0%
Eliqsa	Chile	Distribution	85.6%
Elecda	Chile	Distribution	85.1%
Emelat	Chile	Distribution	93.4%
Emelectric	Chile	Distribution	99.9%
Emetal (owned by Emelectric)	Chile	Distribution	75%
Transemel	Chile	Transmission	60%

Empresa de Luz y Fuerza Electrica Cochabamba
(ELFEC)	Bolivia	Distribution	91.9%	}	531
Empresa de Ingenieria y Servicios Integrales
Cochabamba S.A. (Integra)	Bolivia	Distribution	91.9%
Distribuidora de Electricidad del Sur (DelSur)
	El Salvador	Distribution	80.5%		812
Compañhia Energetica do Maranhao (CEMAR)
	Brazil	Distribution	89.6%		2,586

Total					5,918

(1)  Sales corresponding to revenues recorded by PPL Global in 2001.

PPL Global's major international operations include equity investments in two U.K. electricity transmission and distribution companies: WPD (South West), which serves approximately 1.4 million customers in England, and WPD (South Wales), which serves approximately 1 million customers in Wales.

ITEM 3. LEGAL PROCEEDINGS

See Item 1 "Business - Fuel Supply" for information concerning a lawsuit against the DOE for failure of that agency to perform certain contractual obligations. See "Environmental Matters" in Note 16 to PPL's, Note 14 to PPL Energy Supply's, Note 10 to PPL Electric's and Note 9 to PPL Montana's Financial Statements for information concerning certain environmental matters.

Pursuant to changes in PURTA enacted in 1999, PPL subsidiaries have filed a number of tax assessment appeals in various Pennsylvania counties where PPL facilities are located. These appeals challenge existing local tax assessments, which now comprise the basis for payment of the PURTA tax on PPL's properties. Also, as of January 1, 2000, generation facilities are no longer taxed under PURTA, and these local assessments will be used directly to determine local real estate tax liability for PPL's power plants. In July 1999, PPL filed retroactive appeals for tax years 1998 and 1999, as permitted by the new law, as well as prospective appeals for 2000, as permitted under normal assessment procedures. Additional prospective appeals were filed in 2000 for the 2001 tax year and in 2001 for the 2002 tax year. It is anticipated that assessment appeals will now be an annual occurrence.

Hearings on the pending appeals were held by the boards of assessment appeals in each county, and decisions have now been rendered by most counties. To the extent the appeals were denied or PPL was not otherwise satisfied with the results, PPL filed further appeals from the board decisions with the appropriate county Courts of Common Pleas.

Of all the pending proceedings, the most significant appeal concerns the assessed value of the Susquehanna nuclear station. The county assessment of the Susquehanna station indicated a market value of $3.9 billion. Based on this value, the annual local taxes for the Susquehanna station would have been about $70 million. However, PPL was able to reach a settlement with the local taxing authorities in December 2000, for tax years 2000 and 2001. This settlement will result in the payment of annual local taxes of about $3 million. PPL and the local taxing authorities also reached a settlement concerning the 1998 and 1999 tax years which, if effectuated, would not result in any additional PURTA tax liability for PPL. This portion of the settlement with the local tax authorities is subject, however, to the outcome of claims asserted by certain intervenors which are described below.

In August 2000, over PPL's objections, the court permitted Philadelphia City and County, the Philadelphia School District and the Southeastern Pennsylvania Transportation Authority (SEPTA) (collectively, the "Philadelphia parties") to intervene in the case. The Philadelphia parties have intervened because they believe a change in the assessment of the plant will affect the amount they would collect under PURTA for the tax years 1998 and 1999. As part of the change in the law, the local real estate assessment determines what the 1998 and 1999 PURTA payments by PPL will be. In November 2000, the Philadelphia parties submitted their own appraisal report, which indicates that the taxable fair market value of the Susquehanna Station under PURTA for 1998 and 1999 is approximately $2.3 billion. Based on this appraisal, PPL would have to pay up to an extra $213 million in PURTA taxes for tax years 1998 and 1999.

PPL's appeal of the Susquehanna station assessment for 1998 and 1999 is still pending in the Luzerne County Court of Common Pleas. A decision from the court is expected in the first-half of 2002. As a result of these proceedings and potential appeals, a final determination of market value and the associated tax liability for 1998 and 1999 may not occur for several years.

In the other assessment appeals pending in county courts, the local authorities have assessed PPL's generating plants at an aggregate market value amount of about $311 million for tax year 2000, for a total tax liability of about $5.2 million. PPL has estimated the aggregate market value of these plants at about $26 million for tax year 2000, for a total tax liability of about $460,000. As at the Susquehanna station, the school districts involved in these proceedings have issued tax bills at levels which are disputed by PPL. Final determinations of market value and associated tax liability in these proceedings may not occur for several years.

See "Review of the Financial Condition and Results of Operation" for a description of the July 1, 2000 corporate realignment in which PPL Electric's generating plants in Pennsylvania were transferred to various PPL affiliates.

In June 2001, the MPSC issued an order (MPSC Order) in which it found that Montana Power must continue to provide electric service to its customers at tariffed rates until its transition plan under the Montana Electricity Utility Industry Restructuring and Customer Choice Act is finally approved, and that purchasers of generating assets from Montana Power must provide electricity to meet Montana Power's full load requirements at prices to Montana Power that reflect costs calculated as if the generating assets had not been sold. PPL Montana purchased Montana Power's interests in two coal-fired plants and 11 hydroelectric units in 1999. In July 2001, PPL Montana filed a complaint against the MPSC with the U.S. District Court in Helena, Montana, challenging the MPSC Order. In its complaint, PPL Montana asserted, among other things, that the Federal Power Act preempts states from exercising regulatory authority over the sale of electricity in wholesale markets, and requested the court to declare the MPSC action preempted, unconstitutional and void. In addition, the complaint requested that the MPSC be enjoined from seeking to exercise any authority, control or regulation of wholesale sales from PPL Montana's generating assets.

At this time, PPL, PPL Energy Supply and PPL Montana cannot predict the outcome of the proceedings related to the MPSC Order, what actions the MPSC, the Montana Legislature or any other governmental authority may take on these or related matters, or the ultimate impact on PPL, PPL Energy Supply and PPL Montana of any of these matters.

In an unrelated matter, in July 2001, PPL Montana filed an action in state court and a responsive pleading in federal court, both related to a breach of contract by Energy West Resources, Inc. (Energy West), a Great Falls, Montana-based energy aggregator. PPL Montana is seeking a judgment that Energy West violated the terms of the contract under which it supplies energy to Energy West and should pay damages of at least $7.5 million. All litigation in this matter has been consolidated in the U.S. District Court for the District of Montana, Great Falls Division, and is proceeding in that forum. PPL, PPL Energy Supply and PPL Montana cannot predict the ultimate outcome of these proceedings.

In April 2000, three employees at PPL Montana's Colstrip facility were severely burned when an equipment fault in Colstrip Unit 1 caused electrical arcing. In May 2000, the injured employees and their spouses filed litigation for their injuries in Montana district court against Montana Power. PPL Montana was subsequently named as a party defendant to the pending litigation, and a trial has been scheduled for June 2002. At this time, PPL Montana cannot predict the ultimate outcome of this matter.

Litigation arising out of the California electricity supply situation has been filed at the FERC and in California courts against sellers of energy to the California ISO. The plaintiffs and intervenors in these proceedings allege abuses of market power, manipulation of market prices, unfair trade practices and violations of state antitrust laws, among other things, and seek price caps on wholesale sales in California and other western power markets, refunds of excess profits allegedly earned on these sales of energy, and other relief, including treble damages and attorney's fees. Certain of PPL's subsidiaries have intervened in the FERC proceedings in order to protect their interests, but have not been named as defendants in any of the court actions alleging abuses of market power, manipulation of market prices, unfair trade practices and violations of state antitrust laws. PPL Montana has been named as a defendant in a declaratory judgment action initiated by the State of California to prevent certain members of the California Power Exchange from seeking compensation for the State's seizure of certain energy contracts. PPL Montana is a member of the California Power Exchange, but it has no energy contracts with or through the California Power Exchange and has not sought compensation in connection with the State's seizure.

Attorneys general in several western states, including California, have begun investigations related to the electricity supply situation in California and other western states. The FERC has determined that all sellers of energy in the California markets, including PPL Montana, should be subject to refund liability for the period beginning October 2, 2000 through June 20, 2001 and has initiated an evidentiary hearing concerning refund amounts. The FERC also is considering whether to order refunds for sales made in the Pacific Northwest, including sales made by PPL's subsidiaries. The FERC Administrative Law Judge assigned to this proceeding has recommended that no refunds be ordered for sales into the Pacific Northwest. The FERC presently is considering this recommendation. PPL cannot predict whether or the extent to which any of its subsidiaries will be the target of any governmental investigation or named in these lawsuits, refund proceedings or other lawsuits, the outcome of any such proceedings or whether the ultimate impact on PPL or its subsidiaries of the electricity supply situation in California and other western states will be material.

In August 2001, a purported class-action lawsuit was filed by a group of shareholders of Montana Power against Montana Power, the directors of Montana Power, certain unnamed advisors and consultants of Montana Power, and PPL Montana. The plaintiffs allege, among other things, that Montana Power was required to, and did not, obtain shareholder approval of the sale of Montana Power's generation assets to PPL Montana in 1999. Although most of the claims in the complaint are against Montana Power, its board of directors, and its consultants and advisors, two claims are asserted against PPL Montana. In the first claim, plaintiffs seek a declaration that because Montana Power shareholders did not vote on the 1999 sale of generating assets to PPL Montana, that sale "was null and void ab initio." The second claim alleges that PPL Montana was privy to and participated in a strategy whereby Montana Power would sell its generation assets to PPL Montana without first obtaining Montana Power shareholder approval, and that PPL Montana has made net profits in excess of $100 million as the result of this alleged illegal sale. In the second claim, plaintiffs request that the court impose a "resulting and/or constructive trust" on both the generation assets themselves and all profits, plus interest on the amounts subject to the trust. PPL Montana is unable to predict the outcome of this matter.

In November 2001, the PJM Market Monitor publicly released a report prepared for the PUC entitled "Capacity Market Questions" relating to the pricing of installed capacity in the PJM daily market during the first quarter of 2001. The report concludes that PPL EnergyPlus (identified in the report as "Entity 1") was able to exercise market power to raise the market-clearing price above the competitive level during that period. PPL EnergyPlus does not agree with the Market Monitor's conclusions that it exercised market power; in addition, the Market Monitor acknowledged in his report that PJM's standards and rules did not prohibit PPL EnergyPlus' conduct. In November 2001, the PUC issued an Investigation Order directing its Law Bureau to conduct an investigation into the PJM capacity market and the allegations in the Market Monitor's report. In January 2002, PPL filed comments as requested by the Investigation Order. The Order does not suggest what, if any, action the PUC may take as a result of the investigation, other than considering possible changes to its competitive safeguards. While PPL EnergyPlus and PPL Electric have filed comments with the PUC as part of the investigation, they have both taken the position that the PUC does not have jurisdiction to regulate the PJM capacity markets as those markets are for wholesale electricity transactions and accordingly are within the exclusive jurisdiction of the FERC. In addition, PPL EnergyPlus and PPL Electric believe that PPL EnergyPlus' actions under review were at all times lawful and consistent with the rules of the market. At this time, neither PPL EnergyPlus nor PPL Electric can predict the outcome of the PUC investigation or what action the PUC may take in connection with the investigation.

In December 1998, the FERC issued an order authorizing PPL EnergyPlus to make wholesale sales of electric power and related products at market-based rates. In that order, the FERC directed PPL EnergyPlus to file an updated market analysis within three years of the date of the order, and every three years thereafter. PPL EnergyPlus filed its initial updated market analysis in December 2001. Several parties thereafter filed interventions and protests requesting that, in light of the PJM Market Monitor's report described above, PPL EnergyPlus be required to provide additional information demonstrating that it has met the FERC's market power tests necessary for PPL EnergyPlus to continue its market-based rate authority. PPL EnergyPlus has responded to those protests and interventions. PPL EnergyPlus has taken the position that the FERC does not require the economic test suggested by the intervenors and that, in any event, it would meet such economic test if required by the FERC. The matter is currently pending before the FERC.

In January 2002, the Montana Secretary of State certified, in accordance with applicable statutes, that it had approved the form of a proposed Montana "Hydroelectric Security Act" initiative. The proposed initiative may be placed on the November 2002 statewide ballot if sufficient signatures are obtained prior to June 21, 2002. Among the stated purposes of the proposed initiative is to create an elected Montana public power commission to determine whether purchasing hydroelectric dams in Montana is in the public interest. Such a commission could decide to acquire PPL Montana's hydroelectric dams either pursuant to a negotiated purchase or an acquisition at fair market value through the power of condemnation. At this time, PPL, PPL Energy Supply and PPL Montana cannot predict whether the proposed initiative will garner enough signatures for placement on the November 2002 statewide ballot, whether there will be a successful legal challenge to the initiative, whether it would pass if on the ballot or what impact, if any, the measure might ultimately have upon PPL Montana or its hydroelectric operations. PPL Montana has declared its opposition to, and intends to vigorously oppose, the initiative.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 2001.

EXECUTIVE OFFICERS OF THE REGISTRANTS

Officers of PPL, PPL Energy Supply, PPL Electric and PPL Montana are elected annually by their Boards of Directors (or Boards of Managers, as applicable) to serve at the pleasure of the respective Boards. There are no family relationships among any of the executive officers, or any arrangement or understanding between any executive officer and any other person pursuant to which the officer was selected.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any executive officer during the past five years.

Listed below are the executive officers as of December 31, 2001:

PPL Corporation:
Name	Age	Position	Effective Date of Election to Present Position

William F. Hecht	58	Chairman, President and Chief Executive Officer	February 24, 1995

John R. Biggar	57	Executive Vice President and Chief Financial Officer	January 1, 2001

Lawrence E. De Simone	54	Executive Vice President - Supply	October 1, 2001

Robert J. Grey	51	Senior Vice President, General Counsel and Secretary	March 1, 1996

Michael E. Bray*	54	Vice Chair and President - PPL Electric Utilities Corporation	July 1, 2000

Paul T. Champagne*	43	President - PPL EnergyPlus, LLC	October 1, 2001

James H. Miller*	53	President - PPL Generation, LLC	February 5, 2001

Roger L. Petersen*	50	President - PPL Global, LLC	October 1, 2001

Joseph J. McCabe	51	Vice President and Controller	August 1, 1995

James E. Abel	50	Vice President - Finance and Treasurer	June 1, 1999

*	Messrs. Bray, Champagne, Miller and Petersen have been designated executive officers of PPL by virtue of their respective positions at PPL subsidiaries.

PPL Electric Utilities Corporation:
Name	Age	Position	Effective Date of Election to Present Position

Michael E. Bray	54	Vice Chair and President	July 1, 2000

Joseph J. McCabe	51	Vice President and Controller	August 1, 1995

James E. Abel	50	Treasurer	July 1, 2000

Each of the above officers, with the exception of Messrs. Bray, Champagne, De Simone, Miller and Petersen, had been employed by PPL Electric for more than five years as of July 1, 2000. In connection with the July 1, 2000 corporate realignment, Messrs. Hecht, Biggar, Grey, McCabe and Abel became employees of PPL Services, another PPL subsidiary; at that time, Messrs. Hecht, Biggar and Grey ceased being officers of PPL Electric. Mr. De Simone became an employee of PPL Services upon his election as PPL's Executive Vice President - Supply on October 1, 2001.

Mr. Bray joined PPL Electric in April 2000. Prior to that time, he was President and Chief Executive Officer of Consolidated Edison Development, Inc. Mr. De Simone became Executive Vice President - Supply of both PPL and PPL Services in October 2001. Prior to that time, he was President - PPL EnergyPlus and Senior Vice President - Energy Services at Virginia Power Company. Mr. Champagne became President - PPL EnergyPlus in October 2001. Prior to that time, he was President - PPL Global and Vice President and Senior Development Officer of PPL Global. Mr. Miller joined PPL Generation in February 2001. Prior to that time, he was Executive Vice President of USEC, Inc. Mr. Petersen became President - PPL Global in October 2001. Prior to that time, he was President - PPL Montana, Vice President and Chief Operating Officer - PPL Global and Vice President - PPL Global.

Prior to their election to the positions shown above, the following executive officers held other positions within PPL and PPL Electric since January 1, 1997. Mr. Biggar was Vice President - Finance, Vice President - Finance and Treasurer, Senior Vice President - Financial, and Senior Vice President and Chief Financial Officer; and Mr. Abel was Treasurer (of PPL) and Vice President and Treasurer (of PPL Electric).

PPL Energy Supply, LLC:

Item 4 is omitted as PPL Energy Supply meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K.

PPL Montana, LLC:

Item 4 is omitted as PPL Montana meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K.

PPL CORPORATION AND SUBSIDIARIES

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

ITEM 6. SELECTED FINANCIAL AND OPERATING DATA

		2001	2000	1999	1998	1997

PPL Corporation (a)
Income Items -- millions
	Operating revenues	$5,725	$5,683	$4,590	$3,786	$3,077
	Operating income (b)	855	1,202	821	827	800
	Net income (loss)	179	498	432	(569)	296
Balance Sheet Items -- millions (c)
	Property, plant and equipment, net	6,135	5,948	5,624	4,480	6,820
	Recoverable transition costs	2,174	2,425	2,647	2,819
	Total assets	12,574	12,360	11,174	9,607	9,485
	Long-term debt	5,579	4,784	4,157	2,984	2,735
	Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely company debentures	825	250	250	250	250
	Preferred stock
	With sinking fund requirements	31	46	46	46	46
	Without sinking fund requirements	51	51	51	51	51
	Common equity	1,857	2,012	1,613	1,790	2,809
	Short-term debt	118	1,037	857	636	135
	Total capital provided by investors	8,461	8,180	6,974	5,757	6,026
	Capital lease obligations (d)			125	168	171
Financial Ratios
	Return on average common equity -- %	8.41	27.49	24.70	(24.60)	10.60
	Embedded cost rates (b)
	Long-term debt -- %	6.84	6.98	6.95	7.40	7.88
	Preferred stock -- %	5.81	5.87	5.87	5.87	5.85
	Preferred securities -- %	8.13	8.44	8.44	8.44	8.43
	Times interest earned before income taxes	2.15	3.05	3.48	3.69	3.39
	Ratio of earnings to fixed charges -- total enterprise basis (e)	2.0	2.8	3.0	3.5	3.3
	Ratio of earnings to fixed charges and dividends on preferred stock --total enterprise basis (e)	1.8	2.6	2.8	3.1	2.9
Common Stock Data
	Number of shares outstanding -- thousands
	Year-end	146,580	145,041	143,697	157,412	166,248
	Average	145,974	144,350	152,287	164,651	164,550
	Number of record shareowners (c)	87,796	91,777	91,553	100,458	117,293
	Basic EPS (loss) - reported	$1.23	$3.45	$2.84	$(3.46)	$1.80
	Diluted EPS (loss) - reported	$1.22	$3.44	$2.84	$(3.46)	$1.80
	Dividends declared per share	$1.06	$1.06	$1.00	$1.335	$1.67
	Book value per share (c)	$12.67	$13.87	$11.23	$11.37	$16.90
	Market price per share (c)	$34.85	$45.188	$22.875	$27.875	$23.938
	Dividend payout rate -- % (f)	87	31	35	(39)	93
	Dividend yield -- % (g)	3.04	2.35	4.37	4.79	6.98
	Price earnings ratio (f) (h)	28.57	13.14	8.05	(8.06)	13.30
Sales Data - millions of kWh
	Electric energy supplied - retail	43,470	41,493	36,637	31,651	31,964
	Electric energy supplied - wholesale	27,683	40,925	32,045	36,708	21,454
	Electric energy delivered - retail	40,529	37,642	35,987	32,144	31,964

(a)	The earnings for each year were affected by unusual items. These adjustments affected net income. See "Earnings" in Review of the Financial Condition and Results of Operations for a description of unusual items in 2001, 2000, and 1999.
(b)	Operating income of certain years is restated to conform to the current presentation.
(c)	At year-end.
(d)	PPL Electric terminated its capital lease in 2000. See Note 12 for additional information.
(e)	Computed using earnings and fixed charges of PPL and its subsidiaries. Fixed charges consist of interest on short- and long-term debt, other interest charges, interest on capital lease obligations and the estimated interest component of other rentals.
(f)	Based on diluted EPS.
(g)	Based on year-end market prices.
(h)	Based on diluted EPS excluding unusual items, the price earnings ratios are: 2001, 8.26; 2000, 13.78; 1999, 9.73; 1998, 14.91; 1997, 11.97.

PPL CORPORATION
ITEM 7. REVIEW OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PPL is an energy and utility holding company with headquarters in Allentown, PA. See Item 1 "Business - Background" for descriptions of PPL's major segments. See Exhibit 99 in Item 14 for the current corporate organization structure. Other subsidiaries may be formed by PPL to take advantage of new business opportunities.

Results of Operations

The following discussion explains significant changes in principal items on the Statement of Income, comparing 2001 to 2000, and 2000 to 1999.

Certain items on the Statement of Income have been impacted by PPL Global's investment in CEMAR. The results of CEMAR are included for the entire year in 2001, but were included for only the last three months of 2000.

Certain items on the Statement of Income have also been impacted by the acquisition of the Montana generating assets by PPL Montana in December 1999. As such, the results of PPL Montana are included for all of 2000 and 2001, but only for the last two weeks of 1999.

Earnings

Net income, and the related EPS, were as follows:

	2001	2000	1999
Net income (millions of dollars)	$179	$498	$432
EPS - basic	$1.23	$3.45	$2.84

The changes in net income from year to year are, in part, attributable to several unusual items with significant earnings impacts that are shown below. Refer to specific Notes to the Financial Statements for discussion of certain of these items. The items without note references are discussed in "Other Charges," "Other Operation Expenses" and "Other Income and (Deductions)."

	(Millions of dollars)
	2001	2000	1999
Net income - actual	$179	$498	$432
Unusual items (net of tax):
Write-down of WPD 1953 investment in Teesside (Note 22)	(21)
Write-down investment in WPD 1953 and WPDL (Note 22)	(117)
Write-down investment in CEMAR (Note 22)	(217)
Accounting method change - pensions (Note 14)	10
Enron impact on trading (Note 21)	(8)
Cancellation of generation projects (Note 11)	(88)
Environmental insurance recoveries		24
Sale of Sunbury plant and related assets			42
Sale of SWEB supply business			64
Securitization (Note 5)			19
Write-down of carrying value of investments			(51)

Net income from core operations	$620	$474	$358

Excluding the effects of unusual items, net income from core operations increased from $474 million in 2000 to $620 million in 2001, or 31%. The earnings improvement was primarily due to:

  higher margins on eastern and western U.S. wholesale energy transactions;
  lower operating costs, partially due to lower pension expense;
  favorable tax credits from synfuel operations; and
  higher earnings from mechanical contracting subsidiaries.

These earnings improvements in 2001 were partially offset by higher levels of interest expense, and increased dividends resulting from the issuance of the PEPS Units.

PPL expects that lower wholesale prices will adversely impact core earnings in 2002. Additionally, PPL anticipates writing off the remaining balance of its investment in CEMAR, approximately $100 million, in 2002. See Note 22 for additional information.

Excluding the effects of unusual items, net income from core operations increased from $358 million in 1999 to $474 million in 2000, or 32%. The earnings improvement was primarily due to:

  higher margins on wholesale energy transactions, including PPL Montana;
  the end of a one-year 4% rate reduction for delivery customers in Pennsylvania;
  gains on sales of emission allowances;
  lower depreciation on certain fossil generating assets; and
  fewer common shares outstanding.

These earnings improvements in 2000 were partially offset by higher levels of interest expense, higher costs of wages and employee benefits, and the write-off of a regulatory asset related to the loss incurred in the Pennsylvania Retail Access Pilot Program.

Operating Revenues

Retail Electric and Gas

The increase (decrease) in retail revenues from electric and gas operations was attributable to the following (millions of dollars):

	2001 vs. 2000	2000 vs. 1999
Retail Electric Revenue
PPL Electric
Electric delivery	$12	$28
PLR electric generation supply	283	32
PPL EnergyPlus
Electric generation supply	(228)	88
PPL Global
Electric delivery	88	75
Other	(8)	3

	147	226

Retail Gas Revenue
PPL Gas Utilities	21	25
PPL EnergyPlus	22	43

	43	68

Retail Revenues - total	$190	$294

Operating revenues from retail electric operations increased in 2001 compared to 2000 primarily due to:

  higher net supply revenues (increases in PPL Electric revenues as a PLR, offset by decreased emphasis of PPL EnergyPlus as a retail supplier);
  increase in PPL Global international electric delivery revenues, primarily due to the acquisition of CEMAR; and
  higher delivery revenues, reflecting a 2% increase in deliveries of electricity.

Operating revenues from retail electric operations increased in 2000 compared to 1999 primarily due to:

  higher supply revenues (increases in PPL EnergyPlus revenues as a retail supplier and PPL Electric revenues as a PLR);
  increased PPL Global international electric delivery revenues, primarily due to the acquisition of CEMAR; and
  higher delivery revenues, reflecting an end of a one-year 4% rate reduction for delivery customers.

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

Both PPL Gas Utilities and PPL EnergyPlus experienced higher retail gas revenues in both periods. PPL Gas Utilities' increase in 2001 compared to 2000 was primarily due to a base rate increase effective January 1, 2001, and higher gas commodity prices. PPL Gas Utilities' increase in 2000 compared to 1999 was primarily due to greater demand and higher gas commodity prices. PPL EnergyPlus' increase in both periods was primarily due to intensified gas marketing efforts, and increased retail pricing attributed to higher wholesale gas commodity costs.

Wholesale Energy Marketing and Trading

The increase (decrease) in revenues from wholesale energy marketing and trading activities was attributable to the following (millions of dollars):

	2001 vs. 2000	2000 vs. 1999
Eastern U.S. markets
Bilateral/Spot market	$(203)	$315
Cost-based	(58)	(38)
Gas & oil	(140)	(39)
Other	11	(3)

	(390)	235

Western U.S. markets	71	438

Intercompany eliminations	(49)	(33)

	$(368)	$640

The decrease in revenues in eastern U.S. markets in 2001 compared to 2000 was primarily due to lower bilateral/spot market sales, caused by unplanned outages, which created fewer opportunities to sell forward and less trading activity, as well as lower spot market prices. The decrease in revenues also reflected the expiration of capacity and energy agreements with JCP&L and BG&E, and lower gas and oil trading activity. (Energy purchases also decreased in 2001 compared with 2000. Refer to "Energy Purchases" for more information.) The increase in western U.S. markets was due to higher wholesale energy prices related to the energy supply shortage in the western U.S. in the first quarter of 2001.

In June 2001, the FERC instituted a series of price controls designed to mitigate (or cap) prices in the entire western U.S. as a result of the California energy crisis. These price controls have contributed to the lowering of spot and forward energy prices in the western U.S.

The increase in revenues in eastern U.S. markets in 2000 compared to 1999 was primarily due to higher bilateral market pricing and increased sales volumes to other counterparties. The increase in revenues in western U.S. markets was due to the acquisition of the Montana generating assets by PPL Montana in December 1999.

Energy Related Businesses

Energy related businesses (see Note 1 to the Financial Statements) contributed $84 million to the 2001 operating income of PPL, an increase of $38 million from 2000. The increase primarily reflects PPL Global's higher equity earnings from its U.K. investments and higher operating income from the mechanical contracting and engineering subsidiaries. These gains were partially offset by an increase in PPL Global's project development expenses and pre-tax operating losses from synfuel projects. (However, after the recording of tax credits associated with synfuel operations, the synfuel projects contributed approximately $19 million to net income for 2001.)

Energy related businesses contributed $46 million to the 2000 operating income of PPL, which was a decrease of $14 million from 1999. This decrease was primarily due to operating losses incurred by PPL's synfuel projects. These and other losses were partially offset by increased operating income of the mechanical contracting and engineering subsidiaries, and higher equity earnings from PPL Global's international investments.

Fuel

Fuel costs increased by $63 million in 2001 compared with 2000, and by $47 million in 2000 compared with 1999.

Electric fuel costs increased by $32 million in 2001 compared with 2000. The increase was primarily attributable to increased generation output of PPL Generation's oil/gas-fired units, and higher per-unit costs for this generation, to support an unplanned outage. The increase also reflects higher interchange transmission requirements and higher coal costs. The increase was partially offset by a decrease in coal-fired generation due to the unplanned outage.

Electric fuel costs increased by $23 million in 2000 compared with 1999. Excluding PPL Montana, electric fuel costs decreased by $8 million during 2000 compared with 1999. The decrease was attributable to lower unit costs for nuclear generation, in part due to a $5 million accrual in 1999 for dry cask canisters for on-site spent fuel storage. The decrease from lower unit costs was partially offset by higher generation at the Susquehanna station.

The cost of natural gas and propane increased by $31 million in 2001 compared with 2000. The increase reflects higher gas prices as well as greater off-system sales volume by PPL Gas Utilities.

The cost of natural gas and propane increased by $24 million in 2000 compared with 1999. This increase was primarily due to higher sales by PPL Gas Utilities and intensified gas marketing efforts by PPL EnergyPlus.

Energy Purchases

The increase (decrease) in energy purchases was attributed to the following (millions of dollars):

	2001 vs. 2000	2000 vs. 1999
Domestic
Eastern markets	$(506)	$216
Western markets	63	121
International	47	46

	$(396)	$383

Excluding energy purchases of CEMAR, energy purchases decreased by $443 million in 2001 compared with 2000. This decrease was primarily due to lower purchases of electricity and gas in the eastern U.S. markets, attributable to a reduction in volumes due to fewer wholesale load obligations and less trading. Partially offsetting these reductions in volumes were higher average purchased power costs in the first half of 2001, and recognized losses on certain long-term transactions by PPL Montana.

Excluding the impact of PPL Montana, energy purchases increased by $262 million during 2000, compared with 1999. This increase was primarily due to higher wholesale prices for energy purchases needed to supply retail load obligations.

Other Operation Expenses

Other operation expenses increased by $54 million in 2001 compared to 2000. This increase was primarily due to a gain on the sale of emission allowances and an insurance settlement for environmental liability coverage in 2000 (both recorded as reductions of expense). The increase also reflects additional operating expenses of CEMAR in 2001. These increases were partially offset by lower pension costs in 2001 primarily due to pension investment performance.

Other operation expenses increased by $40 million in 2000 compared to 1999. Excluding the expenses of PPL Montana, other operation expenses decreased by $37 million in 2000 when compared with 1999. This decrease was primarily the result of environmental insurance recoveries, gains on the sale of emission allowances and reduced pension costs. These reductions were partially offset by increased expenses due to the CEMAR acquisition, an environmental loss accrual and increased costs of wages and other benefits.

Amortization of Recoverable Transition Costs

Amortization of recoverable transition costs increased by $24 million in 2001 compared to 2000. This increase was primarily due to the collection of CTC revenues related to prior year CTC deferrals of amounts in excess of the Pennsylvania rate cap. The increase also reflects higher amortization of intangible transition property due to lower interest expense on the transition bonds issued under the Customer Choice Act.

Amortization of recoverable transition costs increased by $33 million in 2000 compared to 1999. This increase was the result of recording twelve months of amortization in 2000 as compared to five months of amortization in 1999. This increase was partially offset by a decrease in CTC revenues related to a deferral of CTC amounts in excess of the rate cap.

Maintenance Expenses

Maintenance expenses increased by $44 million in 2000 compared with 1999. Excluding the expenses of PPL Montana, maintenance expenses increased by $31 million in 2000 compared with 1999. This increase was primarily due to higher maintenance costs at the Susquehanna generating station, higher transmission and distribution line maintenance expenses and higher costs of wages.

Other Charges

Other charges of $486 million in 2001 consisted of the write-down of international energy projects (see Note 22) and the cancellation of generation development projects (see Note 11).

Other charges of $51 million in 1999 consisted of the write-downs of PPL Global's investments in WPD and two smaller projects.

Other Income and (Deductions)

Other income increased by $27 million in 2001 compared with 2000. This increase was due to charges in 2000 resulting from a PUC ruling requiring the write-off of the regulatory asset for the loss incurred in Pennsylvania's Retail Access Pilot Program, an adverse FERC decision regarding investments in PJM, and an environmental loss contingency.

Other income decreased by $163 million in 2000 compared with 1999. This decrease was due to the charges recorded in 2000, as described above, and to gains in 1999 on the sale of SWEB's electric supply business ($78 million pre-U.S. tax) and the Sunbury plant and related assets ($66 million pre-tax).

Taxes, Other Than Income

Taxes, other than income, decreased by $21 million in 2001 compared with 2000. This decrease was primarily the result of lower gross receipts tax accruals due to a reduction in the Pennsylvania gross receipts tax rate. Changes in gross receipts tax do not significantly affect earnings as they are substantially recovered in rate-based revenues.

Taxes, other than income, increased by $39 million in 2000 compared with 1999. This increase was primarily due to a higher Pennsylvania gross receipts tax rate, and increased PURTA, real estate and capital stock taxes.

Financing Costs

Interest expense increased by $11 million in 2001 compared with 2000. This increase was the net effect of higher interest on long-term debt, offset by lower interest on short-term debt. The increase in interest on long-term debt reflects the issuance of $800 million of senior secured bonds by PPL Electric, $500 million of senior unsecured notes by PPL Energy Supply and debt issued by PPL Global's consolidated affiliates. A portion of these proceeds were used to pay down commercial paper balances, which decreased such interest expense.

Interest expense increased by $99 million in 2000 compared with 1999. This increase was primarily due to the issuance of transition bonds in August 1999, and interest on PPL Montana's bridge financing.

Dividends on preferred securities increased by $26 million in 2001 compared with 2000 due to the issuance of the PEPS Units in the second quarter of 2001.

Income Taxes

Income tax expense decreased by $33 million in 2001 compared with 2000. This decrease was primarily due to a change in pre-tax domestic book income and additional federal synfuel tax credits recognized. These decreases were offset by deferred income tax valuation allowances recorded on the company's investments in Brazil and the U.K. (see Note 22).

Income tax expense increased by $120 million in 2000 compared with 1999. This increase was primarily due to an increase in pre-tax book income and a release of deferred income taxes no longer required due to securitization, recognized in the third quarter of 1999.

Financial Condition

Liquidity

At December 31, 2001, PPL's net cash position was $832 million, which reflects $950 million in cash and cash equivalents less $118 million of short-term debt. PPL expects this cash and anticipated cash flows from operations to be sufficient to meet PPL's cash requirements for 2002. If PPL's cash requirements exceed its available cash, PPL would attempt to obtain the necessary funds from the issuance of commercial paper, drawing on credit lines, or capital market financings subject to market conditions. PPL cannot provide assurances that any of these funding sources will be available to PPL on acceptable terms.

Cash and cash equivalents are derived from cash from operations, cash from financing activities and cash from investing activities. Cash from operations in 2001 was $908 million, compared to $871 million in 2000. As an asset-backed provider of electricity, the stability of PPL's cash from operations as it relates to the supply of electricity is influenced by the market prices of electricity, the cost of fuel used in the production of electricity and the operational availability of generating units, among other factors.

An important element supporting the stability of PPL's cash from operations is its continuing effort to secure long-term commitments from wholesale and retail customers and long-term fuel supply contracts. In 2001, PPL EnergyPlus signed a full requirements, eight-year contract to supply PPL Electric with estimated peak demand between 6,700 and 7,000 MW for PPL Electric's PLR load. PPL EnergyPlus also signed a five-year contract with Montana Power for 300 MW of around-the-clock electricity supply and 150 MW of on-peak supply. Commitments under these contracts represent between 75%-85% of total anticipated margins from wholesale and retail activity over the next five years (2002-2006). Also, PPL has contracted for over 90% of its anticipated fuel requirements for 2002 and for a lesser amount in future years. PPL will continue to evaluate long-term contracts as market conditions warrant.

In 2002, PPL also finalized multi-year tolling agreements with the Long Island Power Authority for about 160 MW of generation that the company is building at two Long Island sites. Under these tolling agreements, PPL will convert fuel supplied by the Long Island Power Authority to electricity and will receive payments for use of its facilities. PPL is also providing up to 135 MW of supply, for various terms, to large industrial customers in Montana.

PPL EnergyPlus enters into contracts under which it agrees to sell and purchase electricity, natural gas, oil and coal. PPL also enters into contracts designed to lock-in interest rates for future financings or effect changes in PPL's exposure to fixed or floating interest rates. These contracts often provide for cash collateral or other credit enhancement, or reductions or terminations of a portion or all of the contract through cash settlement in the event of a downgrade of PPL or the respective subsidiary's credit ratings or adverse changes in market prices. For example, in addition to limiting its trading ability, if PPL or its respective subsidiary's ratings were lowered to below "investment grade" and energy prices increased by more than 100%, PPL estimates that, based on its December 31, 2001 position, it would have to post collateral of approximately $150 million. PPL has in place risk management programs that, among other things, are designed to monitor and manage its exposure to volatility of cash flows related to changes in energy prices, interest rates, foreign currency exchange rates, counterparty credit quality and the operational performance of its generating units.

Net cash provided by financing activities was $267 million in 2001, compared to $233 million in 2000. Commercial paper programs at PPL Energy Supply and PPL Electric, providing for the issuance of up to $1.1 billion and $400 million, respectively, are maintained to meet short-term cash needs. If the existing credit ratings on these commercial paper programs of each company were lowered, it is unlikely that there would be sufficient investor demand for the commercial paper. In addition, the amount of commercial paper that could be outstanding under either PPL Energy Supply or PPL Electric's program is generally limited to the amount of their respective unused credit lines.

PPL Energy Supply and PPL Electric maintain unsecured credit lines of $1.1 billion and $400 million that are available as backstops for their respective commercial paper programs or for direct borrowings. PPL Energy Supply's and PPL Electric's credit lines are also available to issue up to $700 million and $200 million, respectively, in letters of credit that may be needed for general corporate purposes, including margin requirements resulting from energy contracts. There was no commercial paper outstanding or borrowings under its credit line by PPL Electric at December 31, 2001 or 2000. There was no commercial paper outstanding or borrowings under its credit line by PPL Energy Supply at December 31, 2001, and PPL Energy Supply did not have a commercial paper program or credit line in 2000. In addition, the lenders in the credit line had issued $26 million of letters of credit on PPL Energy Supply's behalf at December 31, 2001. PPL Montana also maintains a $250 million unsecured credit line that is available for borrowings and letters of credit. PPL Montana can directly borrow up to $100 million or request that lenders issue up to $225 million in letters of credit provided that combined borrowings and outstanding letters of credit do not exceed $250 million. PPL Montana had borrowed $44 million under its credit line at December 31, 2001, as compared to no borrowings at December 31, 2000. The lenders in the credit line had issued $25 million of letters of credit on PPL Montana's behalf at December 31, 2001, as compared to $70 million at December 31, 2000. These credit lines contain borrowing conditions, including the absence of certain material adverse changes, financial and other covenants, that if not met, would limit or restrict the ability to borrow or issue letters of credit or cause early payment of outstanding borrowings. In addition, the interest rates applicable to borrowings under the credit lines are based on a scale indexed to the respective companies' credit ratings.

Under its credit lines, PPL Energy Supply must maintain a consolidated debt to capitalization percentage not greater than 65%, and an interest coverage ratio of not less than 2.0 times consolidated earnings before income taxes, depreciation and amortization, in each case as calculated in accordance with the credit lines. At December 31, 2001, PPL Energy Supply's consolidated debt to capitalization percentage, as developed in accordance with its credit lines, was 29%. At December 31, 2001, PPL Energy Supply's interest coverage ratio, as developed in accordance with its credit line, was 12.6. PPL Energy Supply did not have credit lines in 2000. Under its credit line, PPL Electric must maintain a consolidated debt to capitalization percentage not greater than 70%. At December 31, 2001 and December 31, 2000, PPL Electric's consolidated debt to capitalization percentage, as developed in accordance with its credit line, was 57% and 43%, respectively. Under its credit lines, PPL Montana must maintain a consolidated debt to capitalization percentage not greater than 60%. At December 31, 2001 and December 31, 2000, PPL Montana's consolidated debt to capitalization percentage, as developed in accordance with its credit lines, was 51% and 44%, respectively. At this time, PPL believes that these covenants and other borrowing conditions will not limit access to these funding sources.

PPL and its subsidiaries also have available funding sources that are provided through operating leases that are not recorded on the balance sheet. These operating leases provide funds for developing, constructing and operating generation facilities and equipment. Failure to meet the financial and other covenants contained in these operating leases could limit or restrict access to these funds or require early payment of obligations. At this time, PPL believes that these covenants will not limit access to these funding sources.

Under the operating leases entered into to manufacture and construct the natural gas-fired simple-cycle generation facilities, PPL Energy Supply's subsidiaries act as a construction agent for the lessor to manufacture the equipment and for construction of the facility. Upon commercial operation, PPL Energy Supply subsidiaries will operate the facilities, be responsible for all of the costs associated with the operation and maintenance of the facilities and will make rental payments to the lessor trusts.

In November 2005, under the terms of the $555 million operating lease for the turbine generators, which terminates in November 2007, one of PPL Global's subsidiaries is required to deposit in a cash collateral account an amount equal in cash to approximately 82% of all funded equipment costs. Also, PPL guarantees the payment obligations under this lease financing. Accordingly, as guarantor, PPL must maintain a consolidated debt to capitalization percentage not greater than 70%. At December 31, 2001 and December 31, 2000, PPL's consolidated debt to capitalization percentage, as developed in accordance with the guarantee, was 62% and 63%, respectively. At December 31, 2001, the outstanding lease balance was $271 million.

In May 2006, under the terms of the $1.06 billion operating lease which terminates in April 2008, one of PPL Global's subsidiaries is required to deposit in a cash collateral account an amount equal in cash to approximately 83% of all funded asset costs. Also, PPL Energy Supply guarantees the payment obligations under this operating lease. Accordingly, as guarantor, PPL Energy Supply must meet the same covenant tests as applied to its credit lines. At December 31, 2001, the outstanding lease balance was $454 million. In February 2002, the PPL Global subsidiary reduced the available commitment under the lease to approximately $700 million.

Under the terms of the $455 million Lower Mt. Bethel combined-cycle operating lease which terminates no later than September 30, 2014, the PPL Global subsidiary is not required to make any cash payments to the lessor until the facility is completed. However, the PPL Global subsidiary could be called upon to repay approximately 90% of the then-outstanding facility costs. In addition, during the lease term, the PPL Global subsidiary could, subject to certain conditions, purchase the facility from the lessor, offer to assume 100% of the outstanding debt, and pay a reduced make-whole premium to any debt holder that does not accept such offer. Also, PPL Energy Supply guarantees the payment obligations under this operating lease. Accordingly, as guarantor, PPL Energy Supply must meet the same covenant tests as applied to its credit lines. At December 31, 2001 the outstanding lease balance was $116 million.

The PPL Montana Colstrip leases provide two renewal options based on the economic useful life of the generation assets at the end of the 36-year lease term that terminates in 2036. In addition, the lease places certain restriction on PPL Montana's ability to incur additional debt, sell assets and declare dividends. At December 31, 2001 the outstanding debt balance within the lease was $334 million.

In addition to the leasing arrangements discussed above, PPL and its subsidiaries lease vehicles, office space, land, buildings, personal computers and other equipment under separate lease arrangements. See Note 12 to the Financial Statements for a further discussion of the operating leases.

At December 31, 2001, the estimated contractual cash obligations of PPL were as follows (in millions):

Contractual Cash Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Long-term Debt (a)	$5,591	$498	$1,668	$1,628	$1,797
Capital Lease Obligations
Operating Leases (b)	2,616	368	255	791	1,202
Unconditional Purchase Obligations	447	65	219	163
Other Long-term Obligations	1,380	171	522	347	340

Total Contractual Cash Obligations	$10,034	$1,102	$2,664	$2,929	$3,339

(a)  Includes principal maturities only.
(b)  Includes current amounts for operating leases in effect, projected amounts for projects under construction, and residual value guarantees.

PPL, PPL Energy Supply and PPL Electric provide guarantees for certain affiliate financing arrangements and enable certain transactions. Some of the guarantees contain financial and other covenants that, if not met, would limit or restrict the affiliates' access to funds under these financing arrangements, require early maturity of such arrangements or limit PPL's ability to enter into certain transactions. At this time, PPL believes that these covenants will not limit access to the relevant funding sources. At December 31, 2001, the estimated commercial commitments of PPL were as follows (in millions):

		Amount of Commitment Expiration per period
Other Commercial Commitments	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	Over 5 years

Lines of Credit (a)
Standby Letters of Credit	$52	$26	$26
Draws Under Lines of Credit	44	44
Guarantees
Debt (b)	776	1			$775
Performance	117				117
Standby Repurchase Obligations
Other Commercial Commitments	114	109	5

Total Commercial Commitments	$1,103	$180	$31		$892

(a)  Available credit facilities of $1,762 million.
(b)  Includes guarantees on certain operating lease obligations already included in the table of Contractual Cash Obligations.

The terms governing the securities, guarantees, lease obligations and other commitments issued by PPL and its subsidiaries contain financial and other covenants that require compliance in order to avoid defaults and accelerations of payments. Further, a change in control under certain of these arrangements would constitute a default and could result in early maturity of such arrangements. In addition, certain of these arrangements restrict the ability of PPL's subsidiaries to pay or declare dividends, issue additional debt, sell assets, or take other actions if certain conditions are not met. At this time, PPL believes that it and its subsidiaries will be able to meet these covenant requirements. In order to meet its maturing obligations in future years, PPL expects that it and its subsidiaries will have to continue to access both the bank and capital markets. The long-term debt and similar securities of PPL and its subsidiaries and their maturities are set forth in the table of Contractual Cash Obligations above.

Net cash used in investing activities in 2001 was $702 million, compared to $757 million in 2000. Capital expenditures have historically been for acquisitions and to support both existing and construction of new generation, transmission and distribution facilities. PPL's capital investment needs are expected to increase in 2002. A significant portion of PPL's 2002 capital requirements will be funded through the lessor trusts established in 2001 with the remainder funded from cash and cash equivalents on hand at December 31, 2001 and cash from operations in 2002. (See "Capital Expenditure Requirements" for additional information.)

Energy Marketing and Trading Activities

PPL, through PPL EnergyPlus, sells and purchases physical energy at the wholesale level under FERC market-based tariffs throughout the U.S. Because of the generating assets PPL owns or controls, the majority of PPL's energy transactions qualify for accrual or hedge accounting. In addition, PPL enters into financial contracts to hedge the price risk associated with its electricity, gas and oil positions. At December 31, 2001, PPL had net assets of $50 million related to its energy hedging activities.

Certain transactions, however, meet the definition of trading activities as defined by EITF 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." These trading activities include physical and financial energy contracts, such as forwards, futures, options, and swaps that do not qualify for hedge accounting or were entered into to profit from market fluctuations. Trading activities also include certain transactions for capacity and ancillary products, such as transmission congestion credits (TCCs) and fixed transmission rights (FTRs).

TCC and FTR contracts are financial instruments that enable the holder to receive compensation for certain congestion-related transmission charges incurred to relieve that congestion. PJM grants FTRs to PPL based upon load being served and owned generation and these FTRs are utilized during the normal course of business. These transactions are accounted for under accrual accounting. In addition to FTRs granted, PPL can purchase and sell TCCs and FTRs at auctions. Only these auction-related TCCs and FTRs, as well as capacity transactions that are not related to PPL's generating assets, are included in trading activities. Net unrealized gains from trading transactions made up approximately 1% of PPL's gross margins from the sale of energy for the year ending December 31, 2001.

PPL's trading contracts mature at various times through 2006. The following chart sets forth PPL's net fair market value of trading contracts as of December 31, 2001.

Gains/(Losses) (millions of dollars)
Fair value of contracts outstanding at the beginning of the year	$22
Contracts realized or otherwise settled during the year	(16)
Fair value of new contracts when entered into during the year	(4)
Other changes in fair values	(2)

Fair value of contracts outstanding at the end of the year	$0

During 2001, PPL reversed net gains of approximately $16 million related to contracts entered into prior to January 1, 2001. This amount does not reflect intra-year contracts that were entered into and settled during the period.

The fair value of new contracts when entered into during the year is usually zero, because they are entered into at current market prices. However, PPL sometimes enters into certain contracts at a value other than zero. These contracts consist of options, TCCs and FTRs. When PPL enters into an option contract, a premium is paid or received. TCCs and FTRs purchased or sold at public auctions are entered into at an agreed-upon auction price. PPL paid $4 million net-of-tax during 2001 to enter into these contracts.

Other changes in fair value, a loss of approximately $2 million, represent changes in the market value of contracts outstanding at the end of 2001.

PPL's short-term trading contracts, other than exchange-traded futures contracts, are recorded as "Price risk management assets" and "Price risk management liabilities" on the Balance Sheet. Long-term trading contracts are included in "Regulatory and Other Noncurrent Assets - Other" and "Deferred Credits and Other Noncurrent Liabilities - Other." Exchange-traded futures contracts are recorded as "Other investments" and "Other current liabilities" on the Balance Sheet. All unrealized gains and losses on trading activities are recognized currently in earnings as "Wholesale energy marketing and trading" revenues and "Energy purchases" on the Statement of Income.

As of December 31, 2001, the net loss on PPL's trading activities expected to be recognized in earnings during the next three months is approximately $1 million.

Modeling Methodologies

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

The following chart segregates estimated fair values of PPL's trading portfolio at December 31, 2001 based on whether the fair values are determined by quoted market prices or other more subjective means.

Fair Value of Contracts at Period-End Gains/(Losses) (millions of dollars)
	Maturity less than 1 year	Maturity 1-3 years	Maturity 4-5 years	Maturity in excess of 5 years	Total fair value
Source of Fair Value
Prices actively quoted
Prices provided by other external sources	$(1)	$1
Prices based on models and other valuation methods	(1)	1

Fair value of contracts outstanding at the end of the period	$(2)	$2

The fair value of contracts using prices actively quoted represents the fair value of exchange-traded futures contracts quoted on the New York Mercantile Exchange. The fair value of contracts provided by other external sources represents the midpoint of the bid/ask spreads obtained through third-party brokers. To be conservative, the open position is then adjusted so that it is marked at the ask price (for open purchase positions) or the bid price (for open sales positions). PPL utilizes internal valuation models to determine the fair value of certain non-exchange traded contracts, including TCCs, FTRs and capacity contracts, because they cannot be quoted through an organized exchange or brokers. The fair value of these contracts on PPL's financial statements reflects a valuation adjustment for the change in market value as determined by the internal model.

Commodity Price Risk

If PPL were unable to deliver firm capacity and energy under its agreements, under certain circumstances it would be required to pay damages. These damages would be based on the difference between the market price to acquire replacement capacity or energy and the contract price of the undelivered capacity or energy. Depending on price volatility in the wholesale energy markets, such damages could be significant. Extreme weather conditions, unplanned power plant outages, transmission disruptions, non-performance by counterparties (or their counterparties) with which it has power contracts and other factors could affect PPL's ability to meet its firm capacity or energy obligations, or cause significant increases in the market price of replacement capacity and energy.

Although PPL attempts to mitigate these risks, there can be no assurance that it will be able to fully meet its firm obligations, that it will not be required to pay damages for failure to perform, or that it will not experience counterparty non-performance in the future. PPL attempts to mitigate risks associated with open contract positions by reserving generation capacity to deliver electricity to satisfy its net firm sales contracts and, when necessary, by purchasing firm transmission service. PPL adheres to a comprehensive risk management policy and programs, including established credit policies to evaluate counterparty credit risk.

Credit Risk

Credit risk relates to the risk of loss that PPL would incur as a result of non-performance by counterparties of their contractual obligations. PPL maintains credit policies and procedures with respect to counterparties (including requirements that counterparties maintain certain credit ratings criteria) and requires other assurances in the form of credit support or collateral in certain circumstances in order to limit counterparty credit risk. However, PPL has concentrations of suppliers and customers among electric utilities, natural gas distribution companies and other energy marketing and trading companies. These concentrations of counterparties may impact PPL's overall exposure to credit risk, either positively or negatively, in that counterparties may be similarly affected by changes in economic, regulatory or other conditions. PPL records certain non-performance reserves to reflect the probability that a counterparty with contracts that are out of the money (from the counterparty's standpoint) will default in its performance, in which case PPL would have to sell into a lower-priced market or purchase from a higher-priced market. These reserves are reflected in the fair value of assets recorded in "Price risk management assets" on the financial statements. PPL has also established a reserve with respect to certain sales to the California ISO for which PPL has not yet been paid, as well as a reserve related to PPL's exposure as a result of the Enron bankruptcy, which is reflected in "Accounts receivable." See Notes 20 and 21 to the Financial Statements.

Related Party Transactions

PPL is not aware of any material ownership interests or operating responsibility by senior management of PPL or its subsidiaries in outside partnerships or other entities doing business with PPL.

For additional information on related party transactions, see Note 17 to the Financial Statements.

Capital Expenditure Requirements

The schedule below shows PPL's current capital expenditure projections for the years 2002-2006 and actual spending for the year 2001 (millions of dollars):

	Actual	Projected
	2001	2002	2003	2004	2005	2006

Construction expenditures (1) (3) (4)
Generating facilities (2) (5)	$672	$1,173	$385	$181	$217	$895
Transmission and distribution facilities	292	261	232	205	179	199
Environmental	58	16	19	53	52	7
Other	86	106	89	84	65	66

Total Construction Expenditures	1,108	1,556	725	523	513	1,167
Nuclear fuel	60	54	56	57	61	63

Total Capital Expenditures (4)	$1,168	$1,610	$781	$580	$574	$1,230

(1) Construction expenditures include AFUDC and capitalized interest, which are expected to be less than $20 million in each of the years 2002-2006.
(2) Includes the projected development costs for PPL Global's turbine generator projects. Some of these projects are being financed by parties who lease such projects back to PPL pursuant to leases that are not capitalized on PPL's financial statements.
(3) This information excludes lease payments by PPL Montana under its sales/leaseback transaction.
(4) This information excludes any equity investments by PPL Global for new projects.
(5) Generating facilities include assets financed through off-balance sheet synthetic leases as follows: 2001, $498 million; 2002, $523 million; and 2003, $77 million.

PPL's capital expenditure projections for the years 2002-2006 total about $4.8 billion. Capital expenditure plans are revised from time-to-time to reflect changes in conditions.

Acquisitions and Development

From time-to-time, PPL and its subsidiaries are involved in negotiations with third parties regarding acquisitions, joint ventures and other arrangements which may or may not result in definitive agreements. See Note 11 to the Financial Statements for information regarding recent acquisitions and development activities.

At December 31, 2001, PPL Global had investments in foreign facilities, including consolidated investments in Emel, EC, CEMAR and others. See Note 3 to the Financial Statements for information on PPL's unconsolidated investments accounted for under the equity method.

At December 31, 2001, PPL Global had domestic generation projects, either announced or under development, which would provide 2,440 MW of additional generation. See Item 2. "Properties" for additional information. In January 2002, construction activities were completed on the Griffith project, located near Kingman, Arizona, and the facility began commercial operations. Griffith is currently in the process of applying for membership in the Southwest Reserve Sharing Group. Acceptance into the Southwest Reserve Sharing Group would allow Griffith to sell significantly more of the plant's generation at firm prices and require fewer reserves for the firm sales.

PPL Global is continuously reexamining development projects based on market conditions and other factors to determine whether to proceed with these projects, sell them, cancel them, expand them, execute tolling agreements or pursue other opportunities.

Cash Flow

Cash and cash equivalents increased by $123 million more during 2001 compared with 2000. The reasons for this change were:

  A $37 million increase in cash provided by operating activities, primarily due to an increase in operating income when adjusted for non-cash charges, partially offset by changes in current assets and liabilities.

  A $55 million decrease in cash used in investing activities, primarily due to lower investments in generating assets and electric energy projects.

  A $34 million increase in cash provided by financing activities, primarily due to higher net issuances of securities offset by a decrease in short-term debt.

Environmental Matters

See Note 16 to the Financial Statements for a discussion of environmental matters.

Competition

The electric industry has experienced, and may continue to experience, an increase in the level of competition in the energy supply market at both the state and federal levels. PPL and its subsidiaries believe that, assuming deregulation of the energy industry continues and markets are opened to new participants and new services, competition will continue to be intense. Additionally, competitive pressures have resulted from technological advances in power generation and electronic communications, and the energy markets have become more efficient. See Item 1 "Competition" for additional information.

Critical Accounting Policies

PPL's financial condition and results of operations are necessarily impacted by the methods, assumptions and estimates used in the application of critical accounting policies. The following accounting policies are particularly important to the financial condition or results of operations of PPL, and require estimates or other judgments of matters inherently uncertain. Changes in the estimates or other judgments included within these accounting policies could result in a significant change to the information presented in the financial statements. (These accounting policies are also discussed in Note 1 to the Financial Statements.)

1)  Price Risk Management

PPL follows the provisions of SFAS 133, "Accounting for Derivative Instrument and Hedging Activities," as amended by SFAS 138, "Accounting for Certain Derivative Instrument and Certain Hedging Activities," and interpreted by DIG issues (together, "SFAS 133") and EITF 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" for its activities in the area of price risk management. PPL utilizes forward contracts, futures contracts, options and swaps as part of its risk management strategy to minimize unanticipated fluctuations in earnings caused by price, interest rate and foreign currency volatility. SFAS 133 requires that all derivative instruments be recorded at fair value on the balance sheet as an asset or liability (unless they meet SFAS 133's criteria for exclusion) and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. EITF 98-10 requires that derivative and non-derivative contracts that are designated as trading activities be marked to market through earnings.

PPL markets and/or purchases electricity, gas, oil, capacity, and ancillary products such as transmission congestion contracts. PPL uses exchange prices and external broker quotes to value electricity, gas, and oil contracts. Since there are no market quotes available for capacity and ancillary products, PPL values these products using internal models to forecast future cash flows. PPL then recognizes a modeling reserve for values calculated using internal models to recognize the lack of independence in the valuation of the contracts. Therefore, the net value of the capacity and ancillary products on the financial statements is their amortized cost.

The circumstances and intent existing at the time that energy transactions are entered into determine their accounting designation. These designations are verified by PPL's trading controls group on a daily basis. The following is a summary of the guidelines that have been provided to the traders who are responsible for contract designation:

  Any wholesale and retail contracts to sell electricity that are expected to be delivered from PPL generation are considered "normal." These transactions are not recorded in the financial statements and have no earnings impact until delivery. Most wholesale electricity sales contracts in the eastern and western U.S. markets receive "normal" treatment. The methodology utilized in determining the amount of sales that can be delivered from PPL generation is based on a calculation approved by the RMC. This calculation uses market prices compared to dispatch rates as well as planned and forced outage rates by plant by month.

  "Trading around the assets" means that PPL EnergyPlus matches a contract to sell electricity, previously to be delivered from PPL generation, with a physical or financial contract to purchase electricity. These contracts can qualify for fair value hedge treatment. When the contracts' terms are identical, there is no earnings impact until delivery.

  Physical electricity purchases needed to meet obligations due to a change in the physical load or generation forecasts are considered "normal."

  Physical electricity purchases that increase PPL's long position and any energy sale or purchase considered a "market call" are speculative with unrealized gains or losses recorded immediately through earnings.

  Financial electricity transactions, which can be settled in cash, cannot be considered "normal" because they need not result in physical delivery. These transactions receive cash flow hedge treatment if they lock in the price PPL will receive or pay for energy in the spot market. Any unrealized gains or losses on transactions receiving cash flow hedge treatment are recorded in other comprehensive income.

  Physical and financial transactions for gas and oil to meet fuel and retail requirements can receive cash flow hedge treatment if they lock in the price PPL will pay in the spot market. Any unrealized gains or losses on transactions receiving cash flow hedge treatment are recorded in other comprehensive income.

  Option contracts that do not meet the requirements of DIG Issue C15, "Scope Exceptions: Interpreting the Normal Purchases and Normal Sales Exception as an Election" do not receive hedge accounting treatment and are marked to market through earnings.

In addition to energy-related transactions, PPL enters into financial interest rate and foreign currency swap contracts to hedge interest expense associated with both existing and anticipated debt issuances, as well as to hedge the fair value of firm commitments. As with energy transactions, the circumstances and intent existing at the time of the transaction determine its accounting designation, which is subsequently verified by PPL's trading controls group on a daily basis. The following is a summary of certain guidelines that have been provided to the treasury department which is responsible for contract designation:

  Transactions entered into to lock in an interest rate prior to a debt issuance are considered cash flow hedges. Any unrealized gains or losses on transactions receiving cash flow hedge treatment are recorded in other comprehensive income and are amortized as a component of interest expense over the life of the debt.

  Transactions entered into to hedge fluctuations in the value of existing debt are considered fair value hedges with no earnings impact until the debt is terminated because the hedged debt is also marked to market.

  Transactions which do not qualify for hedge accounting treatment are marked to market through earnings.

To record derivative assets at fair value, PPL reduces the assets' carrying value to recognize differences in counterparty credit quality and potential illiquidity in the market.

  The credit adjustment takes into account the bond ratings (and the implied default rates) of the counterparties that have an out-of-the-money position with PPL. The more counterparties that have, for example, a BBB rating instead of an A rating, the larger the adjustment.

  The liquidity adjustment takes into account the fact that it may not be appropriate to value contracts at the midpoint of the bid/ask spread. PPL might have to accept the "bid" price if PPL wanted to close an open sales position or PPL might have to accept the "ask" price if PPL wanted to close an open purchase position.

At December 31, 2001, PPL had assets of $210 million and liabilities of $168 million that were accounted for under SFAS 133 and EITF 98-10. Shareowners' Common Equity included $23 million of net unrealized derivative gains, after-tax, in "Accumulated other comprehensive income." During the year ended December 31, 2001, PPL recorded $7 million in pre-tax income for net unrealized mark-to-market gains, primarily on derivative instruments used for speculative (non-hedge) purposes. During this period, PPL also reclassified into earnings an after-tax loss of $7 million for derivatives that no longer qualified as hedges.

See Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," for further discussion regarding price risk management, and sensitivities of hedged portfolios to changes in prices and interest rates.

2)  Pension and Other Postretirement Benefits

PPL follows the guidance of SFAS 87, "Employers' Accounting for Pensions" and SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" for these benefits. Under these accounting standards, assumptions are made regarding the valuation of benefit obligations and performance of plan assets. Delayed recognition of differences between actual results and those assumed is a guiding principle of these standards. This approach allows for a smoothed recognition of changes in benefit obligations and plan performance over the working lives of the employees who benefit under the plans. The primary assumptions are as follows:

  Discount Rate - The discount rate is used to record the value of benefits, which are based on future projections, in terms of today's dollars.

  Expected Return on Plan Assets - Management projects the future return on plan assets based principally on prior performance. The projected future value of assets reduces the benefit obligation a company will record.

  Rate of Compensation Increase - Management projects employees' annual pay increases, which are used to project employees pension benefits at retirement.

  Health Care Cost Trend - Management projects the expected increases in the cost of health care.

  Amortization of Gains/(Losses) - Management can select the method by which gains or losses are recognized in financial results. These gains or losses are created when actual results differ from estimated results based on the above assumptions.

At December 31, 2001, PPL had recognized accrued pension and postretirement liabilities of $181 million, included in "Deferred Credits and Other Noncurrent Liabilities - Other" on the Balance Sheet. PPL's total obligations for these benefits was approximately $1.6 billion, but was offset by $1.8 billion of assets held in various trusts. PPL has not yet recognized this over-funding due to the delayed recognition provisions of SFAS 87 and SFAS 106.

During 2001, PPL made changes to its assumptions related to the discount rate, the rate of compensation increase and the method of amortization of gains/(losses).

A variance in the discount rate, expected return on plan assets, rate of compensation increase or amortization method could have a significant impact on the pension costs recorded under SFAS 87.

A variance in the health care cost trend assumption could have a significant impact on costs recorded under SFAS 106 for postretirement medical expense. The impact of a one-percentage point variance in that assumption is calculated by PPL's actuaries and is detailed in Note 14 to the Financial Statements.

3)  Asset Impairment

PPL and its subsidiaries review long-lived assets for impairment when events or circumstances indicate carrying amounts may not be recoverable. Assets subject to this review, and for which impairments have been recorded in 2001 or prior years, include international equity investments, generation plant and consolidated international energy projects.

Reviews were performed for equity investments in accordance with APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." APB Opinion No. 18 provides that "a loss in value of an investment which is other than a temporary decline should be recognized." PPL identifies and measures loss in value of equity investments based upon a comparison of fair value to carrying value.

Through December 31, 2001, such reviews were also performed for generation plant and consolidated international energy projects in accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." On January 1, 2002, PPL adopted SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which replaces SFAS 121. For long-lived assets to be held and used, SFAS 144 retains the requirements of SFAS 121 to (a) recognize an impairment loss only if the carrying amount is not recoverable from undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. Refer to Note 18 for additional information on SFAS 144.

At December 31, 2001, PPL Global evaluated its international investments for impairment, as events and circumstances indicated that the carrying value of its investments in Brazil (CEMAR) and the U.K. (WPD 1953 and WPDL) may not be recoverable. The events that led to these impairment reviews were:

  CEMAR: A prolonged drought that caused electricity rationing, an unfavorable regulatory environment and disruption of Brazil's electricity markets, all of which indicated that the future cash flow stream would be adversely impacted.

  WPD 1953 and WPDL: The Enron bankruptcy led to an impairment review of WPD 1953's equity investment in the Teesside generating station, in which Enron was a part owner, operator and purchaser of the station's output. PPL Global's investments in WPD 1953 and WPDL were then tested for impairment, based on the loss of cash flow from the Teesside impairment and the forecasted reduction in operating cash flows at WPD 1953 and WPDL.

In 2001, PPL Global recorded pre-tax impairment charges of $336 million. Impairments included $179 million for its investment in CEMAR, $134 million for its investment in WPD 1953 and WPDL, $21 million for its share of the Teesside impairment recorded by WPD 1953, and approximately $2 million for another international investment.

In determining asset impairments, management must make significant judgments and estimates to calculate the fair value of an investment. Fair value is developed through consideration of several valuation methods including comparison to market multiples, comparison of similar recent sales transactions and discounted cash flow. Discounted cash flow is calculated by estimating future cash flow streams, applying appropriate discount rates to determine the present values of the cash flow streams, and then assessing the probability of the various cash flow scenarios. The impairment is then recorded based on the excess of the carrying value of the investment over fair value.

Changes in assumptions and estimates included within the impairment reviews could result in significantly different results than those identified above and recorded in the Financial Statements.

In June 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets," which eliminates the amortization of goodwill and other acquired intangible assets with indefinite economic useful lives. SFAS 142 requires an annual impairment test of goodwill and other intangible assets that are not subject to amortization. PPL adopted SFAS 142 on January 1, 2002. Refer to Note 18 for additional information on SFAS 142.

4)  Leasing

PPL applies the provisions of SFAS 13, "Accounting for Leases", to all leasing transactions. In addition, PPL applies the provisions of numerous other accounting pronouncements that provide specific guidance and additional requirements related to accounting for leases. In general, there are two types of leases from a lessee's perspective: operating leases - leases accounted for off-balance sheet and capital leases - leases capitalized on the balance sheet.

In accounting for leases, management makes significant assumptions, including the discount rate, the fair market value of the leased assets and the estimated useful life. Changes in these assumptions could result in a significant change to the amounts recognized in the financial statements.

In addition to uncertainty inherent in management's assumptions, leasing transactions become increasingly complex when they involve sale/leaseback accounting (leasing transactions where the lessee previously owned the leased assets), synthetic leases (leases that qualify for operating lease treatment for book accounting purposes and financing treatment for tax accounting purposes), or unconsolidated special purpose entities (SPEs) (entities that retain ownership of the property, plant and equipment and the related financing). GAAP requires that SPEs be consolidated if several conditions exist, including if the owners of the SPEs have not made an initial substantive residual equity capital investment that is at risk during the entire lease term.

At December 31, 2001, PPL participated in four major leasing transactions involving unconsolidated SPEs. In accordance with GAAP, these SPEs were not consolidated because the equity owners (entities unrelated to PPL) were required to contribute and maintain a minimum of 3% equity interest throughout the life of the SPE.

See Note 12 for additional information related to operating lease payments.

5)  Contingencies

PPL periodically records the estimated impacts of various conditions, situations or circumstances involving uncertain outcomes. These events are called "contingencies," and PPL's accounting for such events is prescribed by SFAS 5, "Accounting for Contingencies." SFAS 5 defines a contingency as "an existing condition, situation, or set of circumstances involving uncertainty as to possible gain or loss to an enterprise that will ultimately be resolved when one or more future events occur or fail to occur."

SFAS 5 does not permit the accrual of gain contingencies under any circumstances. For loss contingencies, the loss must be accrued if (1) information is available that indicates it is probable that the loss has been incurred, given the likelihood of the uncertain future events; and (2) that the amount of the loss can be reasonably estimated.

The accrual of a contingency involves considerable judgment on the part of management. PPL uses its internal expertise, and outside experts (such as lawyers, tax specialists and engineers), as necessary, to help estimate the probability that a loss has been incurred and the amount (or range) of the loss. The largest contingency on PPL's balance sheet is the loss accrual for above market NUG purchase commitments, being the difference between the above market contract terms and the fair value of the energy. This loss accrual of $854 million was recorded in 1998, when PPL Electric's generation business was deregulated. Under regulatory accounting, PPL Electric recorded the above market cost of the purchases from NUGs as part of its purchased power costs on an as-incurred basis, since these costs were recovered in regulated rates. When the generation business was deregulated, the loss contingency associated with the commitment to make above market NUG purchases was recorded. This loss accrual for the above market portion of NUG purchase commitments was recorded because it was probable that the loss had been incurred and the estimate of future energy prices could be reasonably determined, using forward pricing information. This loss accrual was transferred to PPL EnergyPlus in the July 1, 2000 corporate realignment. PPL EnergyPlus periodically reviews the reasonableness of the remaining accrual, which was $580 million at December 31, 2001.

PPL has also recorded contingencies for uncollectible accounts, environmental remediation, taxes and litigation in situations where management determined that it was probable a loss had been incurred and it could be reasonably estimated.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk-Sensitive Instruments

PPL actively manages the market risk inherent in its commodity, debt, and foreign currency and equity positions, as detailed in Notes 9 and 19 to the Financial Statements. PPL has a comprehensive risk management policy to manage the risk exposures related to counterparty credit, energy prices, interest rates and foreign currency exchange rates. A RMC comprised of senior officers oversees the risk management function. Nonetheless, adverse changes in commodity prices, interest rates, foreign currency exchange rates and equity prices may result in losses in earnings, cash flows and/or fair values. The forward-looking information presented below provides estimates of what may occur in the future, assuming certain adverse market conditions, due to reliance on model assumptions. Actual future results may differ materially from those presented. These disclosures are not precise indicators of expected future losses, but only indicators of reasonably possible losses.

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

As of December 31, 2001, PPL estimated that a 10% adverse movement in market prices across all geographic areas and time periods would have decreased the value of its non-hedge portfolio by an insignificant amount, as compared to a $6 million decrease at December 31, 2000. A similar adverse movement in market prices would have decreased the value of its hedge portfolio by approximately $8 million at December 31, 2001, as compared to a $292 million decrease at December 31, 2000. However, the change in the value of the hedge portfolio would have been offset by an increase in the value of the underlying commodity, the electricity generated. The decline in forward prices from 2000 to 2001 is the primary reason for the differences between 2001 and 2000's sensitivity analyses. In addition to commodity price risk, PPL's commodity positions are also subject to operational and event risks including, among others, increases in load demand and forced outages at power plants.

PPL's risk management program is designed to manage the risks associated with market fluctuations in the price of electricity, natural gas, oil and emission allowances. PPL's risk management policy and programs include risk identification and risk limits management, with measurement and controls for real-time monitoring. PPL has entered into forward, option and tolling contracts that require physical delivery of the commodity, as well as futures, exchange-for-physical transactions and other financial contracts (such as swap agreements where settlement is generally based on the difference between a fixed-price and an index-based price for the underlying commodity). PPL expects to continue to use these contracts.

PPL enters into contracts to hedge the impact of market fluctuations on PPL's energy-related assets, liabilities and other contractual arrangements. PPL also executes these contracts to take advantage of market opportunities. As a result, PPL may at times create a net open position in its portfolio that could result in significant losses if prices do not move in the manner or direction anticipated.

Interest Rate Risk

PPL and its subsidiaries have issued debt to finance their operations. PPL utilizes various financial derivative products to adjust the mix of fixed and floating-rate interest rates in its debt portfolios, adjusting the duration of its debt portfolios and locking in U.S. Treasury rates (and interest rate spreads over treasuries) in anticipation of future financing, when appropriate. Risk limits under the risk management program are designed to balance risk exposure to volatility in interest expense and losses in the fair value of PPL's debt portfolio due to changes in the absolute level of interest rates.

At December 31, 2001, PPL's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was estimated at $6 million, as compared to a $7 million increase at December 31, 2000.

PPL is also exposed to changes in the fair value of its debt portfolio. At December 31, 2001, PPL estimated that its potential exposure to a change in the fair value of its debt portfolio, through a 10% adverse movement in interest rates, was $111 million, as compared to $66 million at December 31, 2000.

PPL utilizes various risk management instruments to reduce its exposure to adverse interest rate movements for future anticipated financings. While PPL is exposed to changes in the fair value of these instruments, they are designed such that an economic loss in value should generally be offset by interest rate savings at the time the future anticipated financing is completed. At December 31, 2001, PPL estimated that its potential exposure to a change in the fair value of these instruments, through a 10% adverse movement in interest rates, was approximately $13 million, as compared to an $18 million exposure at December 31, 2000. See Notes 9 and 19 to the Financial Statements for a discussion of financial derivative instruments outstanding at December 31, 2001.

Foreign Currency Risk

PPL is exposed to foreign currency risk primarily through investments in affiliates in Latin America and Europe. In addition, PPL may make purchases of equipment in currencies other than U.S. dollars.

PPL has adopted a foreign currency risk management program designed to hedge certain foreign currency exposures, including firm commitments, recognized assets or liabilities and net investments.

During the first quarter of 2001, PPL entered into contracts for the forward purchase of 51 million euros to pay for certain equipment in 2002 and 2003. The estimated value of these forward purchases as of December 31, 2001, being the amount PPL would have to pay to terminate them, was $3 million. At December 31, 2000, PPL had a forward purchase contract for 37 million euros. The estimated amount that PPL would have had to pay to terminate the forward purchases was insignificant.

Nuclear Decommissioning Fund - Securities Price Risk

In order to meet NRC requirements, PPL Susquehanna maintains trust funds to fund certain costs of decommissioning the Susquehanna station. As of December 31, 2001, these funds were invested primarily in domestic equity securities and fixed-rate, fixed-income securities and are reflected at fair value on PPL's balance sheet. The mix of securities is designed to provide returns to be used to fund Susquehanna's decommissioning and to compensate for inflationary increases in decommissioning costs. However, the equity securities included in the trusts are exposed to price fluctuation in equity markets, and the values of fixed-rate, fixed-income securities are exposed to changes in interest rates. PPL Susquehanna actively monitors the investment performance and periodically reviews asset allocation in accordance with its nuclear decommissioning trust policy statement. At December 31, 2001, a hypothetical 10% increase in interest rates and a 10% decrease in equity prices would have resulted in an estimated $17 million reduction in the fair value of the trust assets, as compared to an $18 million reduction at December 31, 2000.

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

Report of Independent Accountants

To the Board of Directors and Shareowners of
PPL Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 176 present fairly, in all material respects, the financial position of PPL Corporation and its subsidiaries ("PPL") at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of PPL's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 19 to the consolidated financial statements, PPL changed its method of accounting for derivative and hedging activities pursuant to Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (an amendment of FASB Statement 133). PPL also changed its method of accounting for amortizing unrecognized gains or losses in the annual pension expense/income determined under Statement of Financial Accounting Standards No. 87, Employers' Accounting for Pensions, as discussed in Note 14 to the consolidated financial statements.

PricewaterhouseCoopers LLP
Philadelphia, PA
February 4, 2002

PPL Corporation
Management's Report on Responsibility for Financial Statements

The management of PPL is responsible for the preparation, integrity and objectivity of the consolidated financial statements and all other sections of this annual report. The financial statements were prepared in accordance with accounting principles generally accepted in the United States of America, and the Uniform System of Accounts prescribed by the Federal Energy Regulatory Commission for regulated domestic businesses. In preparing the financial statements, management makes informed estimates and judgments of the expected effects of events and transactions based upon currently available facts and circumstances. Management believes that the financial statements are free of material misstatements and present fairly the financial position, results of operations and cash flows of PPL.

PPL's consolidated financial statements have been audited by PricewaterhouseCoopers LLP (PWC), independent certified public accountants. PWC's appointment as auditors was previously ratified by the shareowners. Management has made available to PWC all PPL's financial records and related data, as well as the minutes of shareowners' and directors' meetings. Management believes that all representations made to PWC during its audit were valid and appropriate.

PPL maintains a system of internal control designed to provide reasonable, but not absolute, assurance as to the integrity and reliability of the financial statements, the protection of assets from unauthorized use or disposition and the prevention and detection of fraudulent financial reporting. The concept of reasonable assurance recognizes that the cost of a system of internal control should not exceed the benefits derived and that there are inherent limitations in the effectiveness of any system of internal control.

Fundamental to the control system is the selection and training of qualified personnel, an organizational structure that provides appropriate segregation of duties, the utilization of written policies and procedures and the continual monitoring of the system for compliance. In addition, PPL maintains an internal auditing program to evaluate PPL's system of internal control for adequacy, application and compliance. Management considers the internal auditors' and PWC's recommendations concerning its system of internal control and has taken actions which are believed to be cost-effective in the circumstances to respond appropriately to these recommendations. Management believes that PPL's system of internal control is adequate to accomplish the objectives discussed in this report.

The Board of Directors, acting through its Audit Committee, oversees management's responsibilities in the preparation of the financial statements. In performing this function, the Audit Committee, which is composed of four independent directors, meets periodically with management, the internal auditors and PWC to review the work of each. PWC and the internal auditors have free access to the Audit Committee and to the Board of Directors, without management present, to discuss internal accounting control, auditing and financial reporting matters.

Management also recognizes its responsibility for fostering a strong ethical climate so that PPL's affairs are conducted according to the highest standards of personal and corporate conduct. This responsibility is characterized and reflected in the business policies and guidelines of PPL's operating subsidiaries. These policies and guidelines address: the necessity of ensuring open communication within PPL; potential conflicts of interest; proper procurement activities; compliance with all applicable laws, including those relating to financial disclosure; and the confidentiality of proprietary information.

William F. Hecht
Chairman, President and Chief Executive Officer

John R. Biggar
Executive Vice President and Chief Financial Officer

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENT OF INCOME FOR THE YEARS ENDED DECEMBER 31,
PPL Corporation and Subsidiaries
(Millions of Dollars, except per share data)
	2001	2000	1999
Operating Revenues
Retail electric and gas	$3,357	$3,167	$2,873
Wholesale energy marketing and trading	1,712	2,080	1,440
Energy related businesses	656	436	277

Total	5,725	5,683	4,590

Operating Expenses
Operation
Fuel	602	539	492
Energy purchases	1,526	1,922	1,539
Other	755	701	661
Amortization of recoverable transition costs	251	227	194
Maintenance	269	265	221
Depreciation (Note 1)	254	261	257
Taxes, other than income (Note 7)	155	176	137
Energy related businesses	572	390	217
Other Charges
Write-down of international energy projects	336		51
Cancellation of generation projects	150

Total	4,870	4,481	3,769

Operating Income	855	1,202	821

Other Income and (Deductions)	12	(15)	148

Income Before Interest Expense	867	1,187	969

Interest Expense	387	376	277

Income Before Income Taxes and Minority Interest	480	811	692

Income Taxes (Note 7)	261	294	174

Minority Interest (Note 1)	(2)	4	14

Income Before Extraordinary Items	221	513	504

Extraordinary Items (net of income taxes) (Note 5)		11	(46)

Income Before Cumulative Effect of a Change in Accounting Principle	221	524	458

Cumulative Effect of a Change in Accounting Principle (net of income taxes) (Note 14)	10

Income Before Dividends on Preferred Securities	231	524	458

Dividends - Preferred Securities	52	26	26

Net Income	$179	$498	$432

Basic Earnings Per Share of Common Stock (Note 4)	$1.23	$3.45	$2.84

Diluted Earnings Per Share of Common Stock (Note 4)	$1.22	$3.44	$2.84

Dividends Declared Per Share of Common Stock	$1.06	$1.06	$1.00

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,
PPL Corporation and Subsidiaries
(Millions of Dollars)
	2001	2000	1999
Cash Flows From Operating Activities
Net income	$179	$498	$432
Extraordinary items (net of income taxes)		11	(46)

Net income before extraordinary items	179	487	478
Adjustments to reconcile net income before extraordinary items to net cash provided by operating activities
Depreciation	254	261	257
Amortizations - recoverable transition costs and other	166	129	156
Cancellation of generation projects	150
Gain on sale of generating assets			(146)
Dividends received from unconsolidated affiliates	103	6	62
Pension expense (income)	(47)	(6)	9
Cumulative effect of change in accounting principle	(10)
Nuclear fuel amortization	58	59	59
Write-down of international energy projects	336		51
Dividend requirement - preferred securities	52	26	26
Equity in earnings of unconsolidated affiliates	(125)	(80)	(59)
Deferred income taxes and investment tax credits	(47)	(59)	(43)
Change in current assets and current liabilities
Accounts receivable	44	120	168
Accounts payable	(101)	(82)	(170)
Other-net	(45)	40	(80)
Other operating activities - net	(59)	(30)	(62)

Net cash provided by operating activities	908	871	706

Cash Flows From Investing Activities
Expenditures for property, plant and equipment	(565)	(460)	(318)
Proceeds from the sale of generating assets and electric energy projects			221
Proceeds from PPL Montana sale/leaseback		410
Investment in generating assets and electric energy projects	(312)	(570)	(1,095)
Proceeds from (loans to) affiliated companies	210	(114)
Other investing activities - net	(35)	(23)	(49)

Net cash used in investing activities	(702)	(757)	(1,241)

Cash Flows From Financing Activities
Issuance of PEPS Units	575
Issuance of long-term debt	1,529	1,000	2,620
Retirement of long-term debt	(616)	(532)	(1,644)
Issuance of common stock	56	35	8
Purchase of treasury stock			(417)
Payments on capital lease obligations		(11)	(59)
Payment of common and preferred dividends	(201)	(177)	(180)
Termination of nuclear fuel lease		(154)
Net increase (decrease) in short-term debt	(981)	45	215
Other financing activities - net	(95)	27	(70)

Net cash provided by financing activities	267	233	473

Effect of exchange rates on cash and cash equivalents	(3)

Net Increase (Decrease) in Cash and Cash Equivalents	470	347	(62)
Cash and Cash Equivalents at Beginning of Period	480	133	195

Cash and Cash Equivalents at End of Period	$950	$480	$133

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest (net of amount capitalized)	$373	$363	$267
Income taxes	$328	$266	$184

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEET AT DECEMBER 31,
PPL Corporation and Subsidiaries
(Millions of Dollars)

	2001	2000
Assets

Current Assets
Cash and cash equivalents (Note 1)	$950	$480
Accounts receivable (less reserve: 2001, $121; 2000, $70)	574	588
Notes receivable from affiliated companies (Note 17)		114
Unbilled revenues	248	279
Fuel, materials and supplies - at average cost	251	197
Prepayments	51	40
Deferred income taxes (Note 7)	77	75
Price risk management assets (Notes 1 and 19)	124	73
Other	63	85

	2,338	1,931

Investments
Investment in unconsolidated affiliates - at equity (Note 3)	586	800
Investment in unconsolidated affiliates - at cost	114	46
Nuclear plant decommissioning trust fund (Note 8)	276	268
Other	61	47

	1,037	1,161

Property, Plant and Equipment - net
Electric plant in service (Note 1)
Transmission and distribution	2,692	2,841
Generation	2,518	2,177
General	317	293

	5,527	5,311
Construction work in progress	209	261
Nuclear fuel	127	123

Electric plant	5,863	5,695
Gas and oil plant	197	178
Other property	75	75

	6,135	5,948

Regulatory and Other Noncurrent Assets (Note 1)
Recoverable transition costs	2,174	2,425
Other	890	895

	3,064	3,320

	$12,574	$12,360

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEET AT DECEMBER 31,
PPL Corporation and Subsidiaries
(Millions of Dollars)

	2001	2000
Liabilities and Equity

Current Liabilities
Short-term debt (Note 10)	$118	$902
Notes payable to affiliated companies (Note 17)		135
Long-term debt	498	317
Above market NUG contracts (Notes 1 and 16)	87	93
Accounts payable	558	506
Taxes	146	223
Interest	61	42
Dividends	51	45
Price risk management liabilities (Notes 1 and 19)	106	77
Other	213	164

	1,838	2,504

Long-term Debt	5,081	4,467

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes and investment tax credits (Note 7)	1,449	1,412
Above market NUG contracts (Notes 1 and 16)	493	581
Other (Notes 1 and 8)	911	983

	2,853	2,976

Commitments and Contingent Liabilities (Note 16)

Minority Interest (Note 1)	38	54

Company-obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely Company Debentures	825	250

Preferred Stock
With sinking fund requirements	31	46
Without sinking fund requirements	51	51

	82	97

Shareowners' Common Equity
Common stock	2	2
Capital in excess of par value	1,956	1,895
Treasury stock (Note 1)	(836)	(836)
Earnings reinvested	1,023	999
Accumulated other comprehensive income (Note 1)	(251)	(36)
Capital stock expense and other	(37)	(12)

	1,857	2,012

	$12,574	$12,360

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF SHAREOWNERS' COMMON EQUITY
AND COMPREHENSIVE INCOME
PPL Corporation and Subsidiaries
(Millions of Dollars)
	For the Years Ended December 31,

	2001	2000	1999

Common stock at beginning of year	$2	$2	$2

Common stock at end of year	2	2	2

Capital in excess of par value at beginning of year	1,895	1,860	1,866
Common stock issued (a)	56	35	8
Other	5		(14)

Capital in excess of par value at end of year	1,956	1,895	1,860

Treasury stock at beginning of year	(836)	(836)	(419)
Treasury stock purchased			(417)

Treasury stock at end of year	(836)	(836)	(836)

Earnings reinvested at beginning of year	999	654	372
Net income (b)	179	498	432
Cash dividends declared on common stock	(155)	(153)	(150)

Earnings reinvested at end of year	1,023	999	654

Accumulated other comprehensive loss at beginning of year (c)	(36)	(55)	(4)
Foreign currency translation adjustments (b)	(234)	15	(51)
Unrealized gain (loss) on available-for-sale securities (b)	(4)	3
Minimum pension liability adjustments (b)		1
Unrealized gain on qualifying derivatives (b)	23

Accumulated other comprehensive loss at end of year	(251)	(36)	(55)

Capital stock expense and other at beginning of year	(12)	(12)	(27)
Issuance costs and other charges to issue PEPS Units	(25)
Other			15

Capital stock expense and other at end of year	(37)	(12)	(12)

Total Shareowners' Common Equity	$1,857	$2,012	$1,613

Common stock shares at beginning of year (a)	145,041	143,697	157,412
Common stock issued through the ESOP, DRIP, ICP, ICPKE and structured equity program	1,539	1,344	282
Treasury stock purchased			(13,997)

Common stock shares at end of year	146,580	145,041	143,697

(a) In thousands. $.01 par value, 390 million shares authorized. Each share entitles the holder to one vote on any question presented to any shareowners' meeting.
(b) Statement of Comprehensive Income (Note 1):
Net income	$179	$498	$432
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of tax of $15, $6, $6	(234)	15	(51)
Unrealized gain (loss) on available-for-sale securities, net of tax (benefit) of $(3), $2	(4)	3
Minimum pension liability adjustments		1
Unrealized gain on qualifying derivatives, net of tax of $12	23

Total other comprehensive income (loss)	(215)	19	(51)

Comprehensive Income (Loss)	$(36)	$517	$381

(c)	See Note 1 for disclosure of balances for each component of Accumulated Other Comprehensive Income.

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF PREFERRED STOCK AT DECEMBER 31,
PPL Corporation and Subsidiaries (a)
(Millions of Dollars)
			Shares Outstanding
	Outstanding			Shares Authorized
PPL Electric	2001	2000	2001
Preferred Stock - $100 par, cumulative
4-1/2%	$25	$25	247,524	629,936
Series	57	72	568,665	10,000,000

	$82	$97

Details of Preferred Stock (b)
					Sinking Fund Provisions
				Optional Redemption Price Per Share
			Shares Outstanding		Shares to be Redeemed Annually
	Outstanding					Redemption Period
	2001	2000	2001
With Sinking Fund Requirements
Series Preferred
5.95%		$1
6.125%	$17	31	167,500	(c)	(d)	2003-2005
6.15%	10	10	97,500	(c)	97,500	April 2003
6.33%	4	4	46,000	(c)	46,000	July 2003

	$31	$46

Without Sinking Fund Requirements
4-1/2% Preferred	$25	$25	247,524	$110.00
Series Preferred
3.35%	2	2	20,605	103.50
4.40%	12	12	117,676	102.00
4.60%	3	3	28,614	103.00
6.75%	9	9	90,770	(c)

	$51	$51

Decreases in Preferred Stock
	2001		2000		1999
	Shares	Amount	Shares	Amount	Shares	Amount
4-1/2% Preferred	(134)
Series Preferred
5.95%	(10,000)	$(1)
6.125%	(148,000)	(14)

Decreases in Preferred Stock represent: (i) the redemption of stock pursuant to sinking fund requirements; or (ii) shares redeemed pursuant to optional provisions. There were no issuances or redemptions of preferred stock in 2000 or 1999 through these provisions.

(a)	Each share of PPL Electric's preferred stock entitles the holder to one vote on any question presented to PPL Electric's shareowners meetings. There were also 10 million shares of PPL's preferred stock and 5 million shares of PPL Electric's preference stock authorized; none were outstanding at December 31, 2001 and 2000, respectively.
(b)	The involuntary liquidation price of the preferred stock is $100 per share. The optional voluntary liquidation price is the optional redemption price per share in effect, except for the 4-1/2% Preferred Stock for which such price is $100 per share (plus in each case any unpaid dividends).
(c)	These series of preferred stock are not redeemable prior to 2003: 6.125%, 6.15%, 6.33% and 6.75%.
(d)	Shares to be redeemed annually on October 1 as follows: 2003-2004, 57,500; 2005, 52,500.

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF COMPANY-OBLIGATED MANDATORILY REDEEMABLE SECURITIES AT DECEMBER 31, PPL Corporation and Subsidiaries
(Millions of Dollars)
		Outstanding		Outstanding
		2001	2000	2001	Authorized	Maturity
Company-obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely Company Debentures - $25 per security
	8.10% (a)	$150	$150	6,000,000	6,000,000	July 2027	(b)
	8.20% (a)	100	100	4,000,000	4,000,000	April 2027	(b)
	7.75% (c)	575		23,000,000	23,000,000	May 2006

		$825	$250

(a)	PPL Capital Trust and PPL Capital Trust II issued to the public a total of $250 million of preferred securities through two Delaware statutory business trusts holding solely PPL Electric debentures. PPL Electric owns all of the common securities of the subsidiary trusts, representing the remaining undivided beneficial ownership interest in the assets of the trusts. The proceeds derived from the issuance of the preferred securities and the common securities were used by PPL Capital Trust and PPL Capital Trust II to acquire $103 million and $155 million principal amount of PPL Electric Junior Subordinated Deferrable Interest Debentures ("Subordinated Debentures"). Thus, the preferred securities are supported by a corresponding amount of Subordinated Debentures issued by PPL Electric to the trusts. In addition, PPL Electric has guaranteed all of the trusts' obligations under the preferred securities, to the extent the trusts have funds available for payment.

(b)	The preferred securities are subject to mandatory redemption, in whole or in part, upon the repayment of the Subordinated Debentures at maturity or their earlier redemption. At the option of PPL Electric, the Subordinated Debentures are redeemable on and after April 1, 2002 (for the 8.20% securities) and July 1, 2002 (for the 8.10% securities) in whole at any time or in part from time to time. The amount of preferred securities subject to such mandatory redemption will be equal to the amount of related Subordinated Debentures maturing or being redeemed. The redemption price is $25 per preferred security plus an amount equal to accumulated and unpaid distributions to the date of redemption.

(c)	In May 2001, PPL and PPL Capital Funding Trust I issued $575 million of 7.75% PEPS Units. Each PEPS Unit consists of (i) a contract to purchase shares of PPL common stock on or prior to May 18, 2004 and (ii) a trust preferred security of PPL Capital Funding Trust I with a stated liquidation amount of $25. Each purchase contract requires PPL to make contract adjustment payments of .46% per year, paid quarterly, on the $25 stated amount of the PEPS Unit and requires the holders of the contracts to purchase a number of shares of PPL common stock on or prior to May 18, 2004. The number of shares required to be purchased will depend on the average market price of PPL's common stock prior to the purchase date, subject to certain limitations. The holders' obligations to purchase shares under the purchase contracts may be settled with the proceeds of a remarketing of the preferred securities, which have been pledged to secure these obligations. The distribution rate on each preferred security is 7.29% per year, paid quarterly, until May 18, 2004. The Trust's sole source of funds for distributions are from payments of interest on the 7.29% subordinated notes of PPL Capital Funding, due May 18, 2006, issued to the Trust. The preferred securities are expected to be remarketed in the first half of 2004. Upon a remarketing, the interest rate on the subordinated notes and the distribution rate on the preferred securities will be reset at a rate that will be equal to or greater than 7.29%. PPL has guaranteed the payment of principal and interest on the subordinated notes issued to the trust by PPL Capital Funding. PPL has also guaranteed the distributions on the preferred securities to the extent the Trust has funds available for payment.

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF LONG-TERM DEBT AT DECEMBER 31,
PPL Corporation and Subsidiaries
(Millions of Dollars)
		Outstanding
		2001		2000	Maturity (a)
First Mortgage Bonds (b)
	7-3/4%	$28		$28	May 1, 2002
	6-7/8%	19		19	February 1, 2003
	6-7/8%	25		25	March 1, 2004
	6-1/2%	110	(c)	125	April 1, 2005
	6.55%	146	(d)	150	March 1, 2006
	6-1/8%		(e)	200	May 1, 2006
	7-3/8%	10		10	2012-2016
	9-3/8%		(f)	5	2017-2021
	6-3/4% to 8-1/2%	83		83	2022-2026
First Mortgage Pollution Control Bonds (b)
	6.40% Series H	90		90	November 1, 2021
	5.50% Series I	53		53	February 15, 2027
	6.40% Series J	116		116	September 1, 2029
	6.15% Series K	55		55	August 1, 2029
Senior Secured Bonds (b)
	5-7/8%	300	(g)		August 15, 2007
	6-1/4%	500	(g)		August 15, 2009

		1,535		959

Series 1999-1 Transition Bonds
	6.08% to 7.15%	1,923	(h)	2,164	2001-2008
Medium-Term Notes
	5.75% to 8.375%	1,347	(i)	1,487	2001-2007
6.40% Senior Unsecured Notes		500	(j)		November 1, 2011
1.54% Pollution Control Revenue Bonds		9		9	June 1, 2027
8.70% to 9.64% - Unsecured Promissory Notes		13	(k)	16	2005-2022
Other Long-Term Debt		264	(l)	155	2001-2024

		5,591		4,790
Fair Value Swaps		3
Unamortized discount		(15)		(6)

		5,579		4,784
Less amount due within one year		(498)		(317)

	Total Long-Term Debt	$5,081		$4,467

(a)	Aggregate long-term debt maturities through 2006 are (millions of dollars): 2002, $498; 2003, $400; 2004, $413; 2005, $855; 2006, $513. There are no bonds or notes outstanding that have sinking fund requirements.
(b)	The First Mortgage Bonds and the First Mortgage Pollution Control Bonds were issued under, and are secured by, the lien of the 1945 First Mortgage Bond Indenture. The lien of the 1945 First Mortgage Bond Indenture covers substantially all electric transmission and distribution plant owned by PPL Electric. The Senior Secured Bonds were issued under the 2001 Senior Secured Bond Indenture. The Senior Secured Bonds are secured by (i) an equal principal amount of First Mortgage Bonds issued under the 1945 First Mortgage Bond Indenture, and (ii) the lien of the 2001 Senior Secured Bond Indenture, which covers substantially all electric transmission and distribution plant owned by PPL Electric and which is junior to the lien of the 1945 First Mortgage Bond Indenture.
(c)	In September 2001, PPL Electric redeemed and retired $15 million of its First Mortgage Bonds, 6-1/2% Series due 2005.
(d)	In December 2001, PPL Electric redeemed and retired $4 million of its First Mortgage Bonds, 6.55% Series due 2006.
(e)	In May 1998, PPL Electric issued $200 million First Mortgage Bonds, 6-1/8% Reset Put Securities Series due 2006. In connection with this issuance, PPL Electric assigned to a third party the option to call the bonds from the holders on May 1, 2001. PPL Electric purchased the call option in March 2001, and did not exercise the call option. These bonds would have matured on May 1, 2006, but were required to be surrendered by the existing holders on May 1, 2001, through the automatic exercise of a mandatory put by the trustee on behalf of the bondholders.
(f)	In July 2001, PPL Electric redeemed and retired all of its outstanding First Mortgage Bonds, 9-3/8% Series due 2021, at an aggregate par value of $5 million through the maintenance and replacement fund provisions of its Mortgage.
(g)	In August 2001, PPL Electric issued $300 million of 5-7/8% Senior Secured Bonds due 2007 and $500 million of 6-1/4% Senior Secured Bonds due 2009.
(h)	In August 1999, PPL Transition Bond Company issued $2.4 billion of transition bonds to securitize a portion of PPL Electric's stranded costs. The bonds were issued in eight different classes, with expected average lives of 1 to 8.7 years. Bond principal payments of $241 million were made in 2001.
(i)	During 2001, PPL Capital Funding retired the following series of medium-term notes: in September 2001, $25 million of 6.20% Series due 2001 and $25 million of 5.81% Series due 2001; in October 2001, $20 million of 5.75% Series due 2001; in November 2001, $50 million of 7.75% Series due 2005; in December 2001, $20 million of 7.75% Series due 2005.
(j)	In October 2001, PPL Energy Supply issued $500 million of 6.40% of Senior Unsecured Notes due 2011.
(k)	In September 2001, PPL Gas Utilities redeemed and retired $2 million of 9.59% Notes due 2005 and also made a $750,000 principal payment on its 9.64% Notes due 2010.
(l)	In 2001, PPL Global subsidiaries Emel and CEMAR issued long-term debt. Emel issued $127 million of inflation-linked bonds and CEMAR issued $99 million of long-term debt. A portion of CEMAR's debt was reclassified to short-term debt in conjunction with CEMAR's impairment. (See Note 22).

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

PPL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Summary of Significant Accounting Policies

  Business and Consolidation

  PPL is an energy and utility holding company based in Allentown, Pennsylvania. PPL is the parent of PPL Energy Funding, PPL Electric, PPL Gas Utilities, PPL Services and PPL Capital Funding.

  PPL Energy Funding is the parent of PPL Energy Supply, which serves as the holding company for PPL's principal unregulated subsidiaries: PPL Generation, PPL EnergyPlus and PPL Global. The principal business of PPL Generation is owning and operating U.S. generating facilities through various subsidiaries. The principal business of PPL EnergyPlus is unregulated wholesale and retail energy marketing. PPL Global's principal businesses are the acquisition and development of both U.S. and international energy projects, and the ownership and operation of international energy projects.

  PPL Electric is the principal regulated subsidiary of PPL. PPL Electric's principal businesses are the transmission and distribution of electricity to serve retail customers in its franchised territory in eastern and central Pennsylvania, and the supply of electricity to retail customers in that territory as a PLR.

  PPL consolidates the financial statements of its affiliates when it has control. All significant intercompany transactions have been eliminated. Minority interests in operating results and equity ownership are reflected in the consolidated financial statements.

  The consolidated financial statements reflect the accounts of all controlled affiliates on a current basis, with the exception of certain PPL Global investments. It is the policy of PPL Global to consolidate foreign affiliates and record equity in earnings of foreign affiliates on a lag, based on the availability of financial data on a U.S. GAAP basis:

  Equity earnings from WPD 1953, the parent of WPD (South West) and WPD (South Wales), and WPDL are recorded on a one-month lag. PPL Global has 51% equity ownership interests in these entities but has joint control of these investments with Mirant. Earnings from all other foreign equity method investments are recorded on a three-month lag.

  PPL Global consolidates the results of controlled subsidiaries, Emel, EC, the Bolivian subsidiaries and other investments, on a one-month lag. The results of CEMAR are consolidated on a three-month lag. The portion of the subsidiaries' earnings owned by outside shareowners is included in "Minority Interest" in the consolidated financial statements.

  PPL Global's 8.5% investment in CGE is accounted for using the cost method. Dividends from CGE are recorded as income when received.

  Use of Estimates/Contingencies

  The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  PPL records loss contingencies in accordance with SFAS 5, "Accounting for Contingencies."

  Accounting Records

  The accounting records for PPL Electric and PPL Gas Utilities are maintained in accordance with the Uniform System of Accounts prescribed by the FERC and adopted by the PUC.

  Regulation

  Historically, PPL Electric accounted for its regulated operations in accordance with the provisions of SFAS 71, "Accounting for the Effects of Certain Types of Regulation," which requires rate-regulated entities to reflect the effects of regulatory decisions in their financial statements. PPL Electric discontinued application of SFAS 71 for the generation portion of its business, effective June 30, 1998. In connection with the corporate realignment, effective July 1, 2000, PPL Electric's generating and certain other related assets, along with associated liabilities, were transferred to new unregulated subsidiaries of PPL Generation. PPL Electric's remaining regulated business, PPL Gas Utilities and certain PPL Global affiliates continue to be subject to SFAS 71.

  Property, Plant and Equipment

  Following are the classes of Electric plant in service, with the associated accumulated depreciation, at December 31 (millions of dollars):

	2001	2000

Generation	$7,208	$6,801
Transmission and distribution	4,170	3,521
General	491	459

	11,869	10,781
Less: Accumulated depreciation	6,342	5,470

	$5,527	$5,311

  Property, plant and equipment is recorded at original cost, unless impaired under the provisions of SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Original cost includes material, labor, contractor costs, construction overheads and financing costs, where applicable. The cost of repairs and minor replacements are charged to expense as incurred. When a component of property, plant or equipment is retired that was depreciated under the composite or group method, the original cost is charged to accumulated depreciation. When all or a significant portion of an operating unit is retired or sold that was depreciated under the composite or group method, the property and the related accumulated depreciation account is reduced and any gain or loss is included in income, unless otherwise required by regulators.

  AFUDC is capitalized as part of the construction costs for regulated projects. Interest is capitalized as part of construction costs for non-regulated projects.

  Depreciation is computed over the estimated useful lives of property using various methods including the straight-line, composite and group methods. The annual provisions for depreciation have been computed principally in accordance with the following ranges of asset lives: generation, 5-50 years; transmission and distribution, 15-80 years; and general, 5-80 years. PPL periodically reviews and adjusts the depreciable lives of its fixed assets.

  Asset Impairment

  Long-lived assets and identifiable intangibles held and used by PPL and its subsidiaries are reviewed for impairment when events or circumstances indicate carrying amounts may not be recoverable. Such reviews are performed in accordance with SFAS 121. Impairment losses on such long-lived assets are recognized when book values exceed expected undiscounted future cash flow with the impairment measured on a discounted future cash flows basis. Equity investments are reviewed for impairment in accordance with APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock". APB Opinion No. 18 provides that "a loss in value of an investment which is other than a temporary decline should be recognized." PPL identifies and measures loss in value of equity investments based upon a comparison of fair value to carrying value. See Note 18 for the impact of SFAS 144 on accounting for asset impairments.

  Amortization of Goodwill

  Goodwill, which is included in "Regulatory and Other Noncurrent Assets - Other" on the Balance Sheet, is amortized on a straight-line basis over a period not to exceed 40 years. The excess cost over fair value of PPL Global's investments in unconsolidated affiliates is amortized on a straight-line basis over a period not in excess of 40 years. See Note 18 for the impact of SFAS 142 on accounting for goodwill.

  Recoverable Transition Costs

  Based on the PUC Final Order, PPL Electric was amortizing its competitive transition (or stranded) costs over an 11-year transition period effective January 1, 1999. In August 1999, competitive transition costs of $2.4 billion were converted to intangible transition costs when securitized by the issuance of transition bonds. The intangible transition costs are being amortized over the life of the transition bonds, August 1999 through December 2008, in accordance with an amortization schedule filed with the PUC. The assets of PPL Transition Bond Company, including the intangible transition property, are not available to creditors of PPL or PPL Electric. The transition bonds are obligations of PPL Transition Bond Company and are non-recourse to PPL and PPL Electric. The remaining competitive transition costs are also being amortized based on an amortization schedule previously filed with the PUC, adjusted for those competitive transition costs that were converted to intangible transition costs. As a result of the conversion of a significant portion of the competitive transition costs into intangible transition costs, amortization of substantially all of the remaining competitive transition costs will occur in 2009.

  Accounting for Price Risk Management

  PPL enters into commodity contracts for the physical purchase and sale of energy as well as energy contracts that can be settled financially. PPL enters into interest rate derivative contracts to hedge its exposure to changes in the fair value of its debt instruments, as well as its exposure to variability in expected cash flows associated with existing debt instruments or forecasted transactions. PPL also enters into foreign currency derivative contracts to hedge foreign currency exposures, including firm commitments, recognized assets or liabilities, forecasted transactions or net investments.

  As of January 1, 2001, contracts that meet the definition of a derivative were accounted for under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." Certain energy contracts have been excluded from SFAS 133's requirements because they meet the definition of a "normal sale or purchase" under DIG Issue C15, "Scope Exceptions: Normal Purchases and Normal Sales Exception for Certain Option-Type Contracts and Forward Contracts in Electricity." These contracts are reflected in the financial statements using the accrual method of accounting. See Note 19 for additional information on SFAS 133.

  Under SFAS 133, all derivatives are recognized on the balance sheet at their fair value. On the date the derivative contract is executed, PPL designates the derivative as a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment ("fair value" hedge), a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge), a foreign currency fair value or cash flow hedge ("foreign currency" hedge), a hedge of a net investment in a foreign operation, or a non-hedge derivative. Changes in the fair value of a derivative that is highly effective as, and is designated and qualifies as, a fair value hedge, along with the loss or gain on the hedged asset or liability that is attributable to the hedged risk, are recorded in current-period earnings. Changes in the fair value of a derivative that is highly effective as, and is designated as and qualifies as, a cash flow hedge are recorded in other comprehensive income, until earnings are affected by the variability of cash flows being hedged. Changes in the fair value of derivatives that are designated as and qualify as, foreign currency hedges are recorded in either current-period earnings or other comprehensive income, depending on whether the hedge transaction is a fair value hedge or a cash flow hedge. If, however, a derivative is used as a hedge of a net investment in a foreign operation, its changes in fair value, to the extent effective as a hedge, are recorded in the cumulative translation adjustments account within equity. Changes in the fair value of derivatives that are not designated as hedging instruments are reported in current-period earnings.

  In addition, PPL has entered into non-derivative contracts that meet the definition of energy trading activities as defined by EITF 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." In accordance with EITF 98-10, energy trading contract gains and losses from changes in market prices are marked to market through earnings.

  For 1999 and 2000, PPL used EITF 98-10 to account for its commodity forward and financial contracts. As such, contracts that did not meet the definition of energy trading contracts, as defined by EITF 98-10, were reflected in the financial statements using the accrual method of accounting. The gains or losses on interest rate derivative contracts that settled prior to the adoption of SFAS 133 were deferred and are being recognized over the life of the debt. Market gains and losses on foreign currency derivative contracts that settled prior to the adoption of SFAS 133 were recognized in accordance with SFAS 52, "Foreign Currency Translation," and are included in "Foreign currency translation adjustments," a component of "Accumulated other comprehensive income" on the Balance Sheet.

  Gains and losses from changes in market prices of energy sales contracts are accounted for in "Wholesale energy marketing and trading" revenues; gains and losses from changes in market prices of energy purchase contracts are accounted for in "Energy purchases" on the Statement of Income. The amortized gains and losses from interest rate derivative contracts are accounted for in "Interest Expense."

  Revenue Recognition

  "Retail electric and gas" and "Wholesale energy marketing and trading" revenues are recorded based on deliveries through the end of the calendar month. Unbilled retail revenues result because customers meters are read and bills are rendered throughout the month, rather than all being read at the end of the month. Unbilled revenues for a month are calculated by multiplying an estimate of unbilled kWh by the estimated average cents per kWh.

  "Energy related businesses" revenue includes revenues from PPL Global and the mechanical contracting and engineering subsidiaries. PPL Global's revenue reflects its proportionate share of affiliate earnings under the equity method of accounting, as described in the "Business and Consolidation" section of Note 1, and dividends received from its investments are accounted for using the cost method. The mechanical contracting and engineering subsidiaries record profits from construction contracts on the percentage-of-completion method of accounting. Income from time and material contracts is recognized currently as the work is performed. Costs include all direct material and labor costs and job-related overhead. Provisions for estimated loss on uncompleted contacts, if any, are made in the period in which such losses are determined.

  Income Taxes

  The income tax provision for PPL is calculated in accordance with SFAS 109, "Accounting for Income Taxes."

  The provision for PPL Electric's deferred income taxes for regulated assets is based upon the ratemaking principles reflected in rates established by the PUC and FERC. The difference in the provision for deferred income taxes for regulated assets and the amount that otherwise would be recorded under U.S. GAAP is deferred and included in taxes recoverable through future rates in "Regulatory and Other Noncurrent Assets - Other" on the Balance Sheet. See Note 7 for additional information.

  PPL Electric deferred investment tax credits when they were utilized, and is amortizing the deferrals over the average lives of the related assets.

  PPL and its subsidiaries file a consolidated federal income tax return.

  Leases

  See Note 12 for a discussion on accounting for leases.

  Pension and Other Postretirement Benefits

  See Note 14 for a discussion on accounting for pension and other postretirement benefits.

  Cash Equivalents

  All highly liquid debt instruments purchased with original maturities of three months or less are considered to be cash equivalents.

  Comprehensive Income

  Comprehensive income consists of net income and other comprehensive income, defined as changes in common equity from transactions not related to shareowners. Other comprehensive income consists of unrealized gains or losses on available-for-sale securities and qualifying derivatives, the excess of additional pension liability over unamortized prior service costs, and foreign currency translation adjustments recorded by PPL Global. Comprehensive income is reflected on the Statement of Shareowners' Common Equity and Comprehensive Income, and "Accumulated other comprehensive income" is presented on the Balance Sheet.

  The accumulated other comprehensive income of PPL consisted of (in millions):

	December 31,
	2001	2000
Foreign currency translation adjustments	$(268)	$(34)
Unrealized gains on qualifying derivatives	23
Minimum pension liability	(5)	(5)
Unrealized gains (losses) on available-for-sale securities	(1)	3

	$(251)	$(36)

  Treasury Stock

  Treasury shares are reflected on the balance sheet as an offset to common equity under the cost method of accounting. Management has no definitive plans for the future use of these shares. Treasury shares are not considered outstanding in calculating EPS.

  Foreign Currency Translation

  Assets and liabilities of international operations, where the local currency is the functional currency, are translated at year-end exchange rates, and related revenues and expenses are translated at average exchange rates prevailing during the year. Adjustments resulting from translation are recorded in "Accumulated other comprehensive income." The effect of translation adjustments on other comprehensive income, net of income taxes, is disclosed in the Statement of Shareowners' Common Equity and Comprehensive Income. Gains or losses relating to foreign currency transactions are recognized in income currently. The aggregate transaction gain was $8 million in 2001, and was not significant in 2000.

  Project Development Costs

  PPL Global expenses the costs of evaluating potential acquisition and development opportunities as incurred. Acquisition and development costs are capitalized upon approval of the investment by the PPL Global Board of Managers and the Finance Committee of PPL's Board of Directors or, if later, the achievement of sufficient project milestones such that the economic viability of the project is reasonably assured. The level of assurance needed for capitalization of such costs requires that all major uncertainties be resolved and that there be a high probability that the project will proceed as planned, or that such costs will be recoverable through long-term operations, a financing or a sale.

  The continued capitalization of project development and acquisition costs is subject to on-going risks related to successful completion. In the event that PPL Global determines that a particular project is no longer viable, previously capitalized costs are charged to expense in the period that such determination is made.

  Reclassification

  Certain amounts in the 2000 and 1999 financial statements have been reclassified to conform to the current presentation.

  Segment and Related Information

  PPL's reportable segments are Supply, Delivery and International. The Supply group primarily consists of the domestic energy marketing, generation and domestic development operations of PPL Energy Supply. The Delivery group includes the regulated electric and gas delivery operations of PPL Electric and PPL Gas Utilities. The International group includes PPL Global's responsibility for the acquisition, development, ownership and operation of international energy projects. The majority of PPL Global's international investments are located in the U.K., Chile, El Salvador and Brazil. Segments include direct charges, as well as an allocation of indirect corporate costs, for services provided by PPL Services. These service costs include functions such as financial, legal, human resources and information services.

  See Note 23 for a discussion of the contract between PPL Electric and PPL EnergyPlus.

  Previously, there was a "Development" group that included the activities now reflected in the "International" group and the domestic development operations, currently part of the "Supply" group. Previously reported information has been restated to conform to the current presentation. Financial data for PPL's business segments are as follows (millions of dollars):

	2001	2000	1999
Income Statement Data
Revenues from external customers
Supply	$2,283	$2,815	$1,731
Delivery	2,867	2,413	2,441
International	575	455	418

	5,725	5,683	4,590

Equity in earnings of unconsolidated affiliates
Supply	12	2	2
International	113	78	57

	125	80	59

Depreciation
Supply	126	136	138
Delivery	97	104	102
International	31	21	17

	254	261	257

Amortizations - recoverable transition costs, nuclear fuel and other
Supply	(35)	(48)	14
Delivery	259	236	201

	224	188	215
Interest and dividend income
Supply	3	(28)	3
Delivery	10	27	6
International	2	14

	15	13	9

Interest expense
Supply	58	109	90
Delivery	234	230	168
International	95	37	19

	387	376	277

Income taxes
Supply	153	221	103
Delivery	71	59	28
International	37	14	43

	261	294	174

Extraordinary items
Delivery		11	(46)

		11	(46)

Net Income
Supply	368	325	199
Delivery	126	113	177
International	(315)	60	56

	$179	$498	$432

Cash Flow Data
Expenditures for property, plant and equipment
Supply	$290	$278	$173
Delivery	149	148	141
International	126	34	4

	565	460	318
Investment in generating assets and electric energy projects
Supply	176	97	870
International	136	473	225

	$312	$570	$1,095

	As of December 31,
	2001	2000
Balance Sheet Data
Net investment in unconsolidated affiliates-at equity
Supply	$211	$165
International	375	635

	586	800

Total assets
Supply	5,038	4,420
Delivery	6,097	6,062
International	1,439	1,878

	$12,574	$12,360

	2001	2000	1999
Geographic Data
Revenues from external customers
Domestic	$5,150	$5,228	$4,172
Foreign	575	455	418

	$5,725	$5,683	$4,590

	As of December 31,
	2001	2000
Property, plant and equipment
Domestic	$5,548	$5,210
Foreign	587	738

	$6,135	$5,948

  Investment in Unconsolidated Affiliates - at Equity

  PPL's investment in unconsolidated affiliates accounted for under the equity method was $586 million and $800 million at December 31, 2001 and 2000. The most significant investment was PPL Global's investment in WPD 1953, which was $328 million at December 31, 2001 and $479 million at December 31, 2000. WPD 1953 owns WPD (South West) and WPD (South Wales). See Note 22 for a discussion on the write-down of international energy projects. At December 31, 2001, PPL Global had a 51% equity ownership interest in WPD 1953, but shared joint control with Mirant. Accordingly, PPL Global accounts for its investment in WPD 1953 (and other investments where it has majority ownership but lacks control) under the equity method of accounting.

  Investment in unconsolidated affiliates accounted for under the equity method at December 31, 2001, and the effective equity ownership percentages, were as follows:

  PPL Global:
     Aguaytia Energy, LLC - 11.4%
     Bolivian Generating Group, LLC - 29.3%
     Hidrocentrais Reunidas, LDA - 50.0%
     Hidro Iberica, B. V. - 50.0%
     Latin American Energy & Electricity Fund I, LP - 16.6%
     WPD 1953- 51.0%
     WPDL - 51.0%

  PPL Generation:
     Safe Harbor Water Power Corporation - 33.3%
     Bangor Pacific Hydro Associates - 50.0%
     Southwest Power Partners, LLC - 50.0%

  Summarized below is financial information from the financial statements of these affiliates, accounted for by the equity method (millions of dollars):

Balance Sheet Data
	As of December 31,
	2001	2000
Current Assets	$612	$396
Noncurrent Assets	5,517	4,904
Current Liabilities	502	409
Noncurrent Liabilities	3,955	3,365

  Income Statement Data
	2001	2000	1999
Revenues (a)	$647	$505	$1,130
Operating Income	328	254	212
Net Income (a)	248	131	427

  (a)The decrease in revenues and net income in 2001 and 2000 from 1999 were in part due to the sale of the supply business of WPD (South West), formerly SWEB, in the fourth quarter of 1999.

  Earnings Per Share

  Basic EPS is calculated by dividing "Net Income" on the Statement of Income by the weighted average number of common shares outstanding during the period. In the calculation of diluted EPS, weighted average shares outstanding are increased for additional shares that would be outstanding if potentially dilutive securities were converted to common stock.

  Potentially dilutive securities consist of stock options granted under the incentive compensation plans (See Note 13), stock units representing common stock granted under directors compensation programs and PEPS Units.

  Preferred dividends are included in net income in the computation of basic and diluted EPS.

  The basic and diluted EPS calculations, and the reconciliation of the shares used in the calculations, are shown below:

	2001	2000	1999
(Millions of Dollars or Thousands of Shares)
Income (Numerator)
Net Income - before extraordinary items and cumulative effect of change in accounting principle	$169	$487	$478
- Extraordinary items (net of tax)		11	(46)
- Cumulative effect of change in accounting principle (net of tax)	10

Net Income	$179	$498	$432

Shares (Denominator)
Shares for Basic EPS	145,974	144,350	152,287
Add: Incremental Shares
Stock options	569	364	10
Stock units	71	67	59

Shares for Diluted EPS	146,614	144,781	152,356

Basic Earnings Per Share
Net Income - before extraordinary items and cumulative effect of change in accounting principle	$1.16	$3.38	$3.14
- Extraordinary items (net of tax)		0.07	(0.30)
- Cumulative effect of change in accounting principle	0.07

Net Income	$1.23	$3.45	$2.84

Diluted Earnings Per Share
Net Income - before extraordinary items and cumulative effect of change in accounting principle	$1.15	$3.37	$3.14
- Extraordinary items (net of tax)		0.07	(0.30)
- Cumulative effect of change in accounting principle (net of tax)	0.07

Net Income	$1.22	$3.44	$2.84

  See Note 14 for a description of the cumulative effect of a change in accounting for pension gains and losses. The pro-forma effect of retroactive application of this change in accounting, from reported results, is as follows:

	2001	2000	1999	1998 and prior years
Increase (decrease)
Net income ($ millions)	$(10)	$7		$3
EPS	$(.07)	$.05		$.02

  In May 2001, PPL issued 23 million PEPS Units that contain a purchase contract component for PPL's common stock. The purchase contract would settle between 8.8 million and 10.8 million of PPL's common shares, depending on a conversion ratio tied to the price of PPL's common stock. The PEPS Units will only be dilutive if the average price of PPL's common stock exceeds $65.03 for any period. Therefore, they were excluded from the diluted EPS calculations.

  Stock options to purchase approximately 896,000 PPL common shares for 2001 were not included in that period's computation of diluted EPS because the exercise price of the options was greater than the average market price of the common shares. Therefore, the effect would have been antidilutive.

  Extraordinary Items

  In August 1999, PPL Transition Bond Company issued $2.4 billion of transition bonds to securitize a portion of PPL Electric's stranded costs. PPL Electric used a portion of the securitization proceeds to repurchase $1.5 billion of its first mortgage bonds. The premiums and related expenses to reacquire these bonds were $59 million, net of tax. In August 1999, PPL Electric released approximately $78 million of deferred income taxes associated with the CTC that was no longer required because of securitization. The net securitization impact of the bond repurchase and the deferred tax change was a gain of $19 million.

  SFAS 4, "Reporting Gains and Losses from Extinguishment of Debt," requires that a material aggregate gain or loss from the extinguishment of debt be classified as an extraordinary item, net of the related income tax effect. The $59 million loss associated with the bond repurchase was treated as an extraordinary item. Details were as follows (millions of dollars):

Reacquisition cost of debt	$1,554
Net carrying amount of debt	(1,454)

Extraordinary charge pre-tax	100
Tax effects	(41)

Extraordinary charge	$59

  This extraordinary charge was partially offset in December 1999 with a credit relating to wholesale power activity. In December 2000, there was an additional extraordinary credit relating to wholesale power activity.

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

  PPL Montana provided power to Montana Power under two wholesale transition sales agreements. One agreement expired in December 2001 and the second agreement expires in June 2002. See Note 16 for more information regarding a new power supply agreement beginning in July 2002.

  Income and Other Taxes

  For 2001, 2000 and 1999, the corporate federal income tax rate was 35%. The statutory corporate net income tax rates for Pennsylvania and Montana were 9.99% and 6.75%.

  The tax effects of significant temporary differences comprising PPL's net deferred income tax liability were as follows (millions of dollars):

	2001	2000
Deferred Tax Assets
Deferred investment tax credits	$60	$66
NUG contracts & buybacks	272	326
Accrued pension costs	74	106
Deferred foreign income taxes	109	86
Cancellation of generation projects	60
Impairment write-down	61
Contribution in aid of construction	42	33
Other	200	162
Valuation allowance	(172)	(8)

	706	771

Deferred Tax Liabilities
Electric plant - net	852	845
Restructuring - CTC	861	949
Taxes recoverable through future rates	104	102
Reacquired debt costs	12	13
Foreign investments	14	15
Deferred foreign income taxes	42	52
Other	49	(27)

	1,934	1,949

Net deferred tax liability	$1,228	$1,178

  Details of the components of income tax expense, a reconciliation of federal income taxes derived from statutory tax rates applied to income from continuing operations for accounting purposes, and details of taxes other than income are as follows (millions of dollars):

	2001	2000	1999
Income Tax Expense
Current-Federal	$270	$285	$178
Current-State	36	57	36
Current-Foreign	8	11	10

	314	353	224

Deferred-Federal	(86)	(52)	76
Deferred-State	4	12	(109)
Deferred-Foreign	44	(4)

	(38)	(44)	(33)

Investment tax credit, net-federal	(15)	(15)	(17)

Total	$261	$294	$174

Total income tax expense-Federal	$169	$218	$237
Total income tax expense-State	40	69	(73)
Total income tax expense-Foreign	52	7	10

Total	$261	$294	$174

	2001	2000	1999 (a)
Reconciliation of Income Tax Expense
Indicated federal income tax on pre-tax income before extraordinary item and a cumulative effect of a change in accounting principle at statutory tax - 35%	$168	$284	$242

Increase/(decrease) due to:
State income taxes	25	45	(50)
Flow through of depreciation differences not previously normalized		2	3
Amortization of investment tax credit	(11)	(11)	(12)
Write-down of international energy projects	100		18
Difference related to income recognition of foreign affiliates	(17)	(14)	(22)
Foreign income taxes	52	7	10
Federal income tax credits	(40)	(6)
Other	(16)	(13)	(15)

	93	10	(68)

Total income tax expense	$261	$294	$174

Effective income tax rate	54.4%	36.3%	25.1%

  (a) In August 1999, PPL Electric released approximately $78 million of deferred income taxes associated with the CTC that were no longer required because of securitization.

	2001	2000	1999
Taxes, Other than Income
State gross receipts	$112	$128	$108
State utility realty	4	6	13
State capital stock	20	23	13
Property and other	19	19	3

	$155	$176	$137

  PPL Global does not pay or record U.S. income taxes on the undistributed earnings of its foreign subsidiaries and its 20% to 50% owned corporate joint ventures where management has determined that the earnings are permanently reinvested in the companies that produced them. The cumulative undistributed earnings are included in "Earnings reinvested" on the Balance Sheet. The amounts considered permanently reinvested at December 31, 2001 and 2000 were $38 million and $27 million. It is not practical to estimate the amount of taxes that might be payable on these foreign earnings if they were remitted to PPL Global.

  Nuclear Decommissioning Costs

  The cost to decommission the Susquehanna station is based on a site-specific study to dismantle and decommission each unit immediately following final shutdown. PPL Susquehanna's 90% share of the total estimated cost of decommissioning the Susquehanna station was approximately $724 million in 1993 dollars. This estimate includes decommissioning the radiological portions of the station and the cost of removal of non-radiological structures and materials.

  Decommissioning costs are recorded as a component of depreciation expense. Beginning in January 1999, in accordance with the PUC Final Order, $130 million of decommissioning costs are being recovered from customers through the CTC over the 11-year life of the CTC rather than the remaining life of Susquehanna. The recovery will include a return on unamortized decommissioning costs. Decommissioning charges were $24 million in 2001, $26 million in 2000 and $27 million in 1999.

  Amounts collected from PPL Electric's customers for decommissioning, less applicable taxes, are deposited in external trust funds for investment and can be used only for future decommissioning costs. Accrued nuclear decommissioning costs were $294 million and $280 million at December 31, 2001 and 2000, and are included in "Deferred Credits and Other Noncurrent Liabilities - Other" on the Balance Sheet.

  In November 2001, PPL Susquehanna notified the NRC that it intends to file for 20-year license renewals for each of the Susquehanna units. If approved, the operating licenses would be extended from 2022 to 2042 for Unit 1 and from 2024 to 2044 for Unit 2.

  See Note 18 for additional information on SFAS 143, which could have a material impact on the accounting for the decommissioning of the Susquehanna station.

  Financial Instruments

  The carrying amount on the Balance Sheet and the estimated fair value of PPL's financial instruments were as follows (millions of dollars):

	December 31, 2001		December 31, 2000
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Assets
Cash and cash equivalents (a)	$950	$950	$480	$480
Nuclear plant decommissioning trust fund (a)	276	276	268	268
Price risk management assets - current: (c)
Energy	22	22	7	7
Price risk management assets - noncurrent: (c)
Energy	44	44	1	1
Interest	6	6
Other investments (a)	61	61	47	47
Other financial instruments included in other current assets (a)	3	3	13	13

Liabilities
Long-term debt (b)	5,579	5,724	4,784	4,804
Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely company debentures (b)	825	705	250	250
Short-term debt (a)	118	118	902	902
Price risk management liabilities - current: (c)
Energy	12	12		201	(d)
Interest	4	4
Foreign exchange	2	2
Price risk management liabilities - noncurrent: (c)
Energy	7	7		61	(d)
Interest	3	3
Foreign exchange	1	1
Preferred stock with sinking requirements (b)	31	31	46	46
Other financial instruments included in other current liabilities (a)	12	12

  (a) The carrying value of these financial instruments generally is based on established market prices and approximates fair value.
  (b) The fair value generally is based on quoted market prices for the securities where available and estimates based on current rates offered to PPL where quoted market prices are not available.
  (c) Valued using either exchange-traded market quotes or prices obtained through third-party brokers. See Note 19 about the various uses of derivative financial instruments at PPL.
  (d) These contracts were classified as non-trading under EITF 98-10 and were not required to be marked to fair value on the Balance Sheet in 2000.

  This table excludes derivative and non-derivative energy contracts that do not meet the definition of a financial instrument because physical delivery is expected.

  Credit Arrangements and Financing Activities

  Credit Arrangements

  In December 2000 and in January 2001, PPL Capital Funding entered into two short-term credit facilities. At March 31, 2001, PPL Capital Funding had borrowed $200 million under each facility at floating rates tied to either one, two or three-month LIBOR. These funds were used for general corporate purposes, including making loans to PPL subsidiaries to reduce their debt balances. In May 2001, PPL Capital Funding repaid its borrowings under both facilities and the credit facilities were terminated.

  In order to enhance liquidity, and as a credit back-stop to their respective commercial paper programs, PPL Electric, PPL Capital Funding and PPL (as guarantor for PPL Capital Funding) shared a 364-day $750 million credit facility and a five-year $300 million credit facility, each with a group of banks. In June 2001, these credit facilities were terminated, PPL Electric entered into a new $400 million 364-day credit facility and PPL Energy Supply entered into two new credit facilities: a $600 million 364-day facility and a $500 million three-year facility. At December 31, 2001, no borrowings were outstanding under any of these facilities and $26 million of letters of credit were issued under the $500 million three-year facility. In addition, in June 2001, PPL Capital Funding entered into a 364-day credit facility with PPL Energy Supply. PPL had guaranteed PPL Capital Funding's obligations under this agreement. The credit facility and related guaranty were terminated in December 2001 when PPL Capital Funding terminated its commercial paper program and at that time no borrowings were outstanding under this credit facility.

  PPL Montana has a $100 million 3-year credit facility with certain lenders which matures in November 2002. The maturity date may be extended with the consent of the lenders. The credit facility provides that up to $75 million of the commitment may be used to cause lenders to issue letters of credit. In the event that PPL Montana were to draw upon this facility or cause lenders to issue letters of credit on its behalf, PPL Montana would be required to reimburse the issuing lenders. At December 31, 2001, $44 million of loans were outstanding under this facility and $25 million of letters of credit were issued.

  In April 2001, PPL Montana executed a new credit facility to allow for incremental letter of credit capacity of $150 million. There were no letters of credit outstanding under this facility at December 31, 2001. PPL has executed a commitment to the lenders under PPL Montana's $150 million credit facility that PPL will provide (or cause PPL Energy Supply to provide) letters of credit at such times and in such amounts as are necessary to permit PPL Montana to remain in compliance with its fixed-price forward energy contracts or its derivative financial instruments entered into to manage energy price risks, to the extent that PPL Montana cannot provide such letters of credit under its existing credit agreements. No such letters of credit had been issued as of December 31, 2001.

  The subsidiaries of PPL are separate legal entities. PPL's subsidiaries are not liable for the debts of PPL. Accordingly, creditors of PPL may not satisfy their debts from the assets of the subsidiaries absent a specific contractual undertaking by a subsidiary to pay PPL's creditors or as required by applicable law or regulation. Similarly, PPL is not liable for the debts of its subsidiaries. Accordingly, creditors of PPL's subsidiaries may not satisfy their debts from the assets of PPL absent a specific contractual undertaking by PPL to pay the creditors of its subsidiaries or as required by applicable law or regulation.

  Financing Activities

  During December 2001:

  PPL Electric terminated its existing commercial paper program and established a new $400 million program.

  PPL Capital Funding terminated its commercial paper program.

  PPL Energy Supply initiated a $1.1 billion commercial paper program.

  At December 31, 2001, there was no commercial paper outstanding under either the PPL Electric or PPL Energy Supply programs.

  In March 2001, PPL Electric bought back an option related to its 6-1/8% Reset Put Securities due 2006. The option would have permitted a third party to remarket these securities, at higher interest rates, in May 2001. PPL Electric retired the $200 million, 6-1/8% Reset Put Securities in May 2001.

  In May 2001, PPL issued 23 million of 7.75% PEPS Units for $575 million. See the "Consolidated Statement of Company-obligated Mandatorily Redeemable Securities" for information regarding the PEPS Units. The $575 million of PEPS Units are included in "Company-obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely Company Debentures" on the Balance Sheet at December 31, 2001. Net proceeds of $558 million were received, after giving effect to $17 million of issuance expenses. PPL used these proceeds to pay down short-term debt. The $17 million of issuance expenses were charged to "Capital stock expense and other" on the Balance Sheet, as well as $7 million for the present value of the estimated liability for contract adjustment payments.

  In July 2001, PPL Electric retired all of its outstanding First Mortgage Bonds, 9-3/8% Series due 2021, at $5 million aggregate par value through the maintenance and replacement fund provisions of the 1945 First Mortgage Bond Indenture.

  In August 2001, PPL Electric issued $800 million of senior secured bonds as part of a strategic initiative. See Note 23 for additional information.

  In September 2001, PPL Electric repurchased $15 million aggregate par value of its First Mortgage Bonds, 6-1/2% Series due 2005, at a market value that approximated par value.

  In October 2001, PPL Energy Supply sold $500 million aggregate principal amount of its 6.40% senior unsecured notes due 2011 in a private placement, and agreed to make an exchange offer to exchange the privately-placed senior notes for publicly-registered senior notes. The exchange was completed in February 2002. The new registered senior notes have the same material financial terms as the old senior notes. Proceeds of the senior note offering will be used to fund generation development and for general corporate purposes.

  During November and December 2001, PPL Capital Funding repurchased $70 million, par value, of its medium-term notes, 7.75% Series due 2015, at a market value of $76 million.

  During December 2001, PPL Electric repurchased $4 million par value of its First Mortgage Bonds, 6.55% Series due 2006, at a market value that approximated par value. PPL Electric also repurchased 148,000 shares of its 6-1/8% Series Preferred Stock, also at a market value that approximated par value.

  During the year 2001, PPL Transition Bond Company made principal payments on bonds totaling $241 million.

  In December 2000, PPL initiated a Structured Equity Shelf Program for the issuance of up to $100 million in PPL common stock in small amounts on a periodic basis. As of December 31, 2001, PPL had issued $16 million of common stock under this program.

  In 2001, PPL Global subsidiaries Emel and CEMAR, issued $127 million and $99 million of long-term debt. A portion of CEMAR's debt was reclassified to short-term debt in conjunction with CEMAR's impairment. (See Note 22.)

  See Note 12 for a description of PPL's lease financings.

  Acquisitions, Development and Divestitures

  Domestic Generation Projects

  In January 2001, PPL Montour acquired an additional interest in the coal-fired Conemaugh Power Plant from Potomac Electric Power Company. Under the terms of the acquisition agreement, PPL Montour and a subsidiary of Allegheny Energy, Inc. jointly acquired a 9.72% interest in the 1,711 MW plant. PPL Montour paid $78 million for this additional 83 MW interest. The purchase increased PPL Montour's ownership interest to 16.25% in the two-unit plant.

  In August 2001, construction began on the University Park Energy project, a 540 MW natural gas-fired facility located in University Park, Illinois and on the Sundance Energy project, a 450 MW natural gas-fired facility in Pinal County, Arizona. The projects are expected to be in service during the summer of 2002, at an estimated total project cost of approximately $675 million. PPL Susquehanna also announced plans to increase the capacity of its Susquehanna nuclear plant by 100 MW, with the installation of more efficient steam turbines on each of the two units. These improvements will be made in 2003 and 2004 and are expected to cost approximately $120 million.

  In December 2001, PPL Global and the Long Island Power Authority entered into agreements to build two 80 MW combustion turbine power facilities at sites in Shoreham and Edgewood on Long Island, New York. Both facilities are expected to be in service during the summer of 2002 at an estimated total project cost of approximately $180 million.

  In December 2001, a PPL Global subsidiary entered into a synthetic lease financing transaction for the development, construction and operation of its Lower Mt. Bethel combined cycle generating facility. The Air Quality Plan Approval issued by the Pennsylvania DEP for construction of the Lower Mt. Bethel facility has been appealed by the New Jersey DEP. PPL Energy Supply and the PPL Global subsidiary intend to work with the Pennsylvania DEP in opposing this appeal. In addition, the local township zoning hearing board granted zoning approval for the facility, but the approval has been appealed by a township resident as to the decibel levels allowed. An additional appeal was filed by the same resident to the township's issuance of a building permit pending the outcome of the zoning appeal. PPL Energy Supply and the PPL Global subsidiary are aggressively opposing the zoning and building permit appeals. As a result of these three appeals, substantial additional requirements could be imposed on the construction and operation of the facility. If, as a result of these appeals, the construction of the facility could not be completed by September 30, 2004, the PPL Global subsidiary, or PPL Energy Supply as guarantor, could be called upon to repay approximately 90% of the then-outstanding facility costs, plus a make-whole premium on the total amount of debt commitments. Alternatively, PPL Energy Supply could, subject to certain conditions, purchase the facility from the lessor, offer to assume 100% of the outstanding debt, and pay a reduced make-whole premium to any debtholder that does not accept such offer.

  In light of continuing declines in wholesale energy prices in the eastern and western U.S. markets, PPL Global is scaling back its generation development program. As a result, in December 2001, PPL Global made a decision to cancel approximately 2,100 MW of previously planned generation development in Pennsylvania and Washington state. These projects were in the early stage of development and would have had an estimated capital cost of approximately $1.3 billion. The charge for cancellation of these generation projects, which was primarily due to cancellation fees under turbine purchase contracts, was approximately $150 million, and is reported on the Statement of Income as "Cancellation of generation projects," a component of "Other Charges."

  International Distribution Projects

  In January 2001, PPL Global purchased an additional 5.6% direct and indirect equity interest in CGE from the Claro group, bringing its total investment to $141 million, or about 8.5%. CGE provides electricity delivery service to 1.4 million customers throughout Chile and natural gas delivery service to 200,000 customers in Santiago.

  In May 2001, WPDL successfully completed the sale of Hyder's water business, Welsh Water, to the Welsh firm Glas Cymru Cyfyngedig for one British pound sterling and the assumption of all of Welsh Water's debt.

  In September 2001, PPL Global increased its capital investment by 4.9% in CEMAR, by purchasing the 25.7 billion shares of CEMAR that were held by CEMAR's employees at a price of $13 million. The increase resulted in a total 89.6% ownership in CEMAR.

  In December 2001, PPL Global purchased an 80% interest in El Salvador Telecom, a small telecommunications company in El Salvador, for an initial investment of $8 million.

  In December 2001, PPL Global recorded impairment charges for its investments in CEMAR, WPD 1953, and WPDL. See Note 22 for additional information.

  Leases

  PPL applies the provisions of SFAS 13, "Accounting for Leases", to all leasing transactions. In addition, PPL applies the provisions of numerous other accounting pronouncements that provide specific guidance and additional requirements related to accounting for leases.

  In March 2000, PPL Electric terminated its nuclear fuel lease and repurchased $154 million of nuclear fuel from the lessor energy trust. In July 2000, all nuclear fuel was transferred to PPL Susquehanna in connection with the corporate realignment.

  In July 2000, PPL Montana sold its interest in the Colstrip generating plant to owner lessors who are leasing the assets back to PPL Montana under four 36-year operating leases. The proceeds from this sale approximated $410 million. PPL Montana used the proceeds to reduce outstanding debt and make distributions to its parent, PPL Generation. PPL Montana leases a 50% interest in Colstrip Units 1 and 2 and a 30% interest in Unit 3, through four non-cancelable operating leases. The leases provide two renewal options based on the economic useful life of the generation assets.

  In November 2000, a PPL Global subsidiary entered into a $555 million operating lease arrangement for turbine generator units and related equipment (SCRs, transformers and spare engines). Certain obligations of the PPL Global subsidiary under this lease financing, including payment obligations, have been guaranteed by PPL. The units are expected to go into service as they are completed, beginning in 2002.

  In May 2001, a PPL Global subsidiary entered into an operating lease arrangement, initially for $900 million and increased in July 2001 to $1.06 billion upon syndication, for the development, construction and operation of several commercial power generation facilities. Certain obligations of the PPL Global subsidiary under this lease financing, including payment obligations, have been guaranteed by PPL Energy Supply. In February 2002, the PPL Global subsidiary reduced the available commitment under the lease to approximately $700 million. There is a residual value guarantee that is expected to be up to $545 million at the end of the lease.

  In December 2001, a PPL Global subsidiary entered into an operating lease arrangement for $455 million for the development, construction and operation of a 600 MW gas-fired combined-cycle generation facility located in Lower Mt. Bethel Township, Northampton County, Pennsylvania. The facility is expected to be operational in 2004. Certain obligations of the PPL Global subsidiary under this lease financing, including payment obligations, have been guaranteed by PPL Energy Supply. There is a residual value guarantee that is expected to be up to $321 million at the end of the lease.

  In addition to the leasing arrangements discussed above, PPL also has leases for vehicles, office space, land, buildings, personal computers and other equipment. Total future minimum lease payments for all operating leases are estimated as follows (millions of dollars): 2002, $368; 2003, $108; 2004, $147; 2005, $140; 2006, $106; and thereafter, $881.

  Stock-Based Compensation

  Under the PPL Incentive Compensation Plan ("ICP") and the Incentive Compensation Plan for Key Employees ("ICPKE") (together, the "Plans"), restricted shares of PPL common stock as well as stock options may be granted to officers and other key employees of PPL, PPL Electric and other affiliated companies. Awards under the Plans are made in the common stock of PPL by the Compensation and Corporate Governance Committee ("CCGC") of the PPL Board of Directors in the case of the ICP, and by the PPL Corporate Leadership Council ("CLC") in the case of the ICPKE. Each Plan limits the number of shares available for awards to two percent of the outstanding common stock of PPL on the first day of each calendar year. The maximum number of options which can be awarded under each Plan to any single eligible employee in any calendar year is 1.5 million shares. Any portion of these options that has not been granted may be carried over and used in any subsequent year. If any award lapses or is forfeited or the rights to the participant terminate, any shares of common stock are again available for grant. Shares delivered under the Plans may be in the form of authorized and unissued common stock, common stock held in treasury by PPL or common stock purchased on the open market (including private purchases) in accordance with applicable securities laws.

  Restricted Stock

  Restricted shares of PPL common stock are outstanding shares with full voting and dividend rights. However, the shares are subject to forfeiture or accelerated payout under Plan provisions for termination, retirement, disability and death. Restricted shares vest fully if control of PPL changes, as defined by the Plans.

  Restricted stock awards of 202,590; 440,549; and 108,800 shares, with per share weighted-average fair values of $43.09, $21.30, and $26.74, were granted in 2001, 2000 and 1999. Compensation expense for 2001 was $6 million and less than $3 million in 2000 and 1999. At December 31, 2001, there were 660,572 restricted shares outstanding. These awards currently vest from three to twenty-three years from the date of grant.

  Stock Options

  Under the Plans, stock options may also be granted with an option exercise price per share not less than the fair market value of PPL's common stock on the date of grant. The options are exercisable beginning one year after the date of grant, assuming the individual is still employed by PPL or a subsidiary, in installments as determined by the CCGC in the case of the ICP, and the CLC in the case of the ICPKE. The CCGC and CLC have discretion to accelerate the exercisability of the options. All options expire no later than ten years from the grant date. The options become exercisable if control of PPL changes, as defined by the Plans.

  PPL applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for stock options. Since stock options are granted at the then current market price, no compensation cost has been recognized. Compensation calculated in accordance with the disclosure requirements of SFAS 123, "Accounting for Stock-Based Compensation," for 2001, 2000 and 1999 would have been $5 million, $2 million and less than $1 million. The impact on basic and diluted EPS would have been approximately 2 cents per share in 2001, and approximately 1 cent per share in 2000.

  A summary of stock option activity follows:

Stock Option Activity	Number of Options	Weighted Average Exercise Price

Balance at December 31, 1998
Options granted	704,800	$26.85
Options forfeited	(78,780)	$26.84
Balance at December 31, 1999	626,020	$26.85
(13,570 options exercisable)
Options granted	1,501,110	$22.45
Options exercised	(56,590)	$26.84
Options forfeited	(101,239)	$24.02
Balance at December 31, 2000	1,969,301	$23.64
(215,158 options exercisable)
Options granted	922,860	$43.16
Options exercised	(548,424)	$23.49
Options forfeited	(88,686)	$31.31
Balance at December 31, 2001	2,255,051	$31.36
(306,544 options exercisable)

  The weighted average fair values of options at their grant date during 2001, 2000 and 1999 were $10.42, $3.35 and $2.37. The estimated fair value of each option granted was calculated using a modified Black-Scholes option-pricing model. The weighted average assumptions used in the model were as follows:

	2001	2000	1999
Risk-free interest rate	5.46%	6.74%	5.61%
Expected option term	10 yrs	10 yrs	10 yrs
Expected stock volatility	30.24%	19.79%	16.19%
Dividend yield	4.28%	5.70%	6.60%

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/01	Weighted-Avg. Remaining Contractual Life	Weighted-Avg. Exercise Prices	Number Exercisable at 12/31/01	Weighted-Avg. Exercise Price
$19.00-$24.00	962,249	8.1	$22.42	71,770	$21.99
$25.00-$30.00	407,812	7.2	$26.85	234,774	$26.85
$40.00-$45.00	884,990	9.1	$43.16

  Outstanding options had a weighted-average remaining life of 8.3 years at December 31, 2001.

  Retirement and Postemployment Benefits

  Pension and Other Postretirement Benefits

  PPL and its subsidiaries sponsor various pension and other postretirement and postemployment benefit plans. PPL follows the guidance of SFAS 87, "Employers' Accounting for Pensions" and SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" for these benefits.

  PPL and its subsidiaries also provide supplemental retirement benefits to directors, executives and other key management employees through unfunded nonqualified retirement plans.

  Substantially all employees of PPL's subsidiaries will become eligible for certain health care and life insurance benefits upon retirement through contributory plans. Postretirement benefits under the PPL Retiree Health Plans (covering retirees of PPL Electric and various other affiliated PPL companies) and for the North Penn Gas Plans are paid from funded VEBA trusts sponsored by the respective companies. At December 31, 2001, PPL Electric had a regulatory asset of $6 million related to postretirement benefits that is being amortized and recovered in rates with a remaining life of 11 years.

  Net pension and postretirement medical benefit costs (credits) were (millions of dollars):

	Pension Benefits			Postretirement Medical Benefits
	2001	2000	1999	2001	2000	1999
Service cost	$38	$40	$42	$5	$5	$5
Interest cost	94	86	78	22	22	19
Expected return on plan assets	(142)	(113)	(99)	(11)	(8)	(7)
Net amortization and deferral	(50)	(21)	(9)	12	12	12
Special termination benefits	3		3

Net periodic pension and postretirement benefit cost (credit)	$(57)	$(8)	$15	$28	$31	$29

  The net periodic pension cost charged or (credited) to operating expense was $(47) million in 2001, $(6) million in 2000 and $9 million in 1999, excluding amounts charged or (credited) to construction and other non-expense accounts.

  In 2001 PPL changed its method of amortizing unrecognized gains or losses in the annual pension expense/income determined under SFAS 87, "Employers' Accounting for Pensions." This change resulted in a cumulative-effect credit of $10 million after-tax or $.07 per basic share, which is reflected as a "Cumulative Effect of a Change in Accounting Principle" on the Statement of Income. Under the old method, unrecognized gains and losses in excess of ten percent of the greater of the plan's projected benefit obligation or market-related value of plan assets were amortized on a straight-line basis over the estimated average future service period of plan participants. Under the new method, a second corridor will be utilized for unrecognized gains and losses in excess of thirty percent of the plan's projected benefit obligation. Unrecognized gains and losses outside the second corridor will be amortized on a straight-line method over a period equal to one-half of the average future service period of the plan participants. The new method is preferable under SFAS 87 because it provides more current recognition of gains and losses, thereby lessening the accumulation of unrecognized gains and losses.

  Retiree health and welfare benefits costs charged to operating expense were approximately $21 million in 2001, $25 million in 2000 and $20 million in 1999, excluding amounts charged to construction and other non-expense accounts.

  Postretirement medical costs at December 31, 2001 were based on the assumption that costs would increase 7.0% in 2001, then the rate of increase would decline gradually to 6% in 2006 and thereafter. A one-percentage point change in the assumed health care cost trend assumption would have the following effects (in millions):

	One Percentage Point
	Increase	Decrease
Effect on service cost and interest cost components	$1	$(1)
Effect on postretirement benefit obligation	$11	$(10)

  The following assumptions were used in the valuation of the benefit obligations:

  Pension Benefits

	2001	2000	1999
Discount rate	7.25%	7.5%	7.0%
Expected return on plan assets	9.2%	9.2%	8.0%
Rate of compensation increase	4.25%	4.75%	5.0%

  Postretirement Medical Benefits

	2001	2000	1999
Discount rate	7.25%	7.5%	7.0%
Expected return on plan assets	7.60%	7.6%	6.35%
Rate of compensation increase	4.25%	4.75%	5.0%

  The funded status of the combined plans was as follows (millions of dollars):

	Pension Benefits		Postretirement Medical Benefits
	2001	2000	2001	2000
Change in Benefit Obligation
Benefit Obligation, January 1	$1,192	$1,206	$311	$317
Service cost	38	40	5	5
Interest cost	94	86	22	22
Plan amendments	4	13
Actuarial (gain)/loss	15	(98)	12	(17)
Acquisition/divestitures	30
Participant contributions	1
Actual expense paid	(4)	(4)
Net benefits paid	(54)	(51)	(20)	(16)

Benefit Obligation, December 31	1,316	1,192	330	311

Change in Plan Assets
Plan assets at fair value, January 1	1,794	1,799	149	130
Actual return on plan assets	(108)	44	(6)	2
Employer contributions	2	3	32	33
Acquisition/divestitures	23	3
Participant contributions	1
Actual expense paid	(4)	(4)
Net benefits paid	(54)	(51)	(20)	(16)

Plan assets at fair value, December 31	1,654	1,794	155	149

Funded Status
Funded Status of Plan	338	601	(175)	(162)
Unrecognized transition assets	(36)	(40)	96	104
Unrecognized prior service cost	110	114	23	27
Unrecognized net (gain)/loss	(579)	(911)	42	14

Liability recognized	$(167)	$(236)	$(14)	$(17)

	Pension Benefits		Postretirement Medical Benefits
	2001	2000	2001	2000
Amounts recognized in the Balance Sheet consist of:
Prepaid benefit cost	$1	$1
Accrued benefit liability	(168)	(237)	$(14)	$(17)
Intangible asset	5
Additional minimum liability	(14)	(9)
Accumulated other comprehensive income	9	9

Net Amount Recognized	$(167)	$(236)	$(14)	$(17)

  The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets, were $116 million, $96 million and $46 million, as of December 31, 2001 and $33 million, $29 million and $0 as of December 31, 2000.

  PPL Electric and its subsidiaries formerly engaged in coal mining accrued an additional liability for the cost of health care of their retired miners. At December 31, 2001, this liability was $22 million. The liability is the net of $52 million of estimated future benefit payments offset by $30 million of available assets in a PPL Electric-funded VEBA trust.

  PPL subsidiaries engaged in the mechanical contracting business make contributions to various union-sponsored multiemployer pension and health and welfare plans. Contributions of $14 million, $10 million and $8 million were made in 2001, 2000 and 1999.

  Savings Plans

  Substantially all employees of PPL's subsidiaries are eligible to participate in deferred savings plans (401(k)s). Contributions to the plans charged to operating expense approximated $10 million in 2001, $9 million in 2000 and $6 million in 1999.

  Employee Stock Ownership Plan

  PPL sponsors a non-leveraged ESOP, in which substantially all employees excluding those of PPL Global, PPL Montana, PPL Gas Utilities and the mechanical contractors are enrolled after one year of credited service. Dividends paid on ESOP shares are treated as ordinary dividends by PPL. Under existing income tax laws, PPL is permitted to deduct the amount of those dividends for income tax purposes and to contribute the resulting tax savings (dividend-based contribution) to the ESOP.

  The dividend-based contribution is used to buy shares of PPL's common stock and is expressly conditioned upon the deductibility of the contribution for federal income tax purposes. Contributions to the ESOP are allocated to eligible participants' accounts as of the end of each year, based 75% on shares held in existing participants' accounts and 25% on the eligible participants' compensation.

  Amounts charged as compensation expense for ESOP contributions approximated $4 million in each of 2001, 2000 and 1999. These amounts were offset by the dividend-based contribution tax savings and had no impact on PPL's earnings.

  ESOP shares outstanding at December 31, 2001 totaled 5,140,869, or 4% of total common shares outstanding, and are included in all EPS calculations.

  Postemployment Benefits

  PPL subsidiaries provide health and life insurance benefits to disabled employees and income benefits to eligible spouses of deceased employees. Postemployment benefits charged to operating expenses were not significant in 2001, 2000 or 1999.

  Certain of PPL Global subsidiaries, including Emel, EC, Elfec and Integra, provide limited non-pension benefits to all current employees. All active employees are entitled to benefits in the event of termination or retirement in accordance with government sponsored programs. These plans generally obligate a company to pay one month's salary per year of service to employees in the event of involuntary termination. Under certain plans, employees with five or more years of service are entitled to this payment in the event of voluntary or involuntary termination. There is no limit on the number of years of service in calculation of the benefit obligation.

  The liabilities for these plans are accounted for under the guidance of EITF 88-1 "Determination of Vested Benefit Obligation for a Defined Benefit Pension Plan" using what is commonly referred to as the "shut down" method, where a company records the undiscounted obligation as if it was payable at each balance sheet date. The combined liabilities for these plans at December 31, 2001 and 2000 were $6 million, and are recorded in "Deferred Credits and Noncurrent Liabilities - Other" on the Balance Sheet.

  Jointly-Owned Facilities

  At December 31, 2001, subsidiaries of PPL owned undivided interests in the following facilities (millions of dollars):

	Ownership Interest	Electric Plant in Service	Other Property	Accumulated Depreciation	Construction Work in Progress
PPL Generation
Generating Stations
Susquehanna	90.00%	$4,196		$3,525	$24
Keystone	12.34%	71		46	6
Wyman	8.33%	15		2
Conemaugh	16.25%	185		58	4
Merrill Creek Reservoir	8.37%		$22	12

  PPL Montana also has 50% and 30% undivided leasehold interests in Colstrip Units 1 and 2, and Colstrip Unit 3, respectively.

  Each PPL Generation subsidiary provided its own funding for its share of the facility. Each receives a portion of the total output of the generating stations equal to its percentage ownership. The share of fuel and other operating costs associated with the stations is reflected on the Statement of Income.

  Commitments and Contingent Liabilities

  PPL and its subsidiaries are involved in numerous legal proceedings, claims and litigation in the ordinary course of business. PPL and its subsidiaries cannot predict the ultimate outcome of such matters, or whether such matters may result in material liabilities.

  Wholesale Energy Commitments

  As part of the purchase of generation assets from Montana Power, PPL Montana agreed to supply electricity under two wholesale transition service agreements. In addition, PPL Montana assumed a power purchase agreement and another power sales agreement. In accordance with purchase accounting guidelines, PPL Montana recorded a liability of $118 million as the estimated fair value of these agreements at the acquisition date. The liability is being amortized over the agreement terms as adjustments to "Wholesale energy marketing and trading" revenues and "Energy purchases" on the Statement of Income. The unamortized balance at December 31, 2001 was $78 million and is included in "Other" in the "Deferred Credits and Other Noncurrent Liabilities" section of the Balance Sheet.

  In October 2001, PPL announced that PPL EnergyPlus had reached an agreement to supply Montana Power with an aggregate of 450 MW of energy to be supplied by PPL Montana. The delivery term of this new contract is for five years beginning July 1, 2002, which is the day after the termination date of the last of the two existing contracts, pursuant to which PPL Montana presently supplies energy to Montana Power for its default supply.

  Under the agreement, PPL EnergyPlus will supply 300 MW of around-the-clock electricity and 150 MW of on-peak electricity. In December 2001, the agreement was accepted for filing by the FERC. No further regulatory approvals are required under this agreement.

  Liability for Above Market NUG Contracts

  In 1998, PPL Electric recorded a loss accrual for above market contracts with NUGs of $854 million, when its generation business was deregulated. Effective January 1999, PPL Electric began reducing this liability as an offset to "Energy purchases" on the Statement of Income. This reduction is based on the estimated timing of the purchases from the NUGs and projected market prices for this generation. The final existing NUG contract expires in 2014. In connection with the corporate realignment, effective July 1, 2000, the remaining balance of this liability was transferred to PPL EnergyPlus. The liabilities associated with these above market NUG contracts were $580 million at December 31, 2001.

  Commitments - Acquisitions and Development Activities

  PPL Global and its subsidiaries have committed additional capital and extended loans to certain affiliates, joint ventures and partnerships in which they have an interest. At December 31, 2001, PPL Global and its subsidiaries had approximately $561 million of such commitments. The majority of these commitments were for the purchase of LM-6000 turbine generators from General Electric. The General Electric commitments have been reduced due to the decision to cancel generation projects as described in Note 11.

  MPSC Order

  In June 2001, the MPSC issued an order (MPSC Order) in which it found that Montana Power must continue to provide electric service to its customers at tariffed rates until its transition plan under the Montana Electricity Utility Industry Restructuring and Customer Choice Act is finally approved, and that purchasers of generating assets from Montana Power must provide electricity to meet Montana Power's full load requirements at prices to Montana Power that reflect costs calculated as if the generating assets had not been sold. PPL Montana purchased Montana Power's interests in two coal-fired plants and 11 hydroelectric units in 1999.

  In July 2001, PPL Montana filed a complaint against the MPSC with the U.S. District Court in Helena, Montana, challenging the MPSC Order. In its complaint, PPL Montana asserted, among other things, that the Federal Power Act preempts states from exercising regulatory authority over the sale of electricity in wholesale markets, and requested the court to declare the MPSC action preempted, unconstitutional and void. In addition, the complaint requested that the MPSC be enjoined from seeking to exercise any authority, control or regulation of wholesale sales from PPL Montana's generating assets.

  At this time, PPL Montana cannot predict the outcome of the proceedings related to the MPSC Order, what actions the MPSC, the Montana Legislature or any other governmental authority may take on these or related matters, or the ultimate impact on PPL, PPL Energy Supply and PPL Montana of any of these matters.

  Montana Power Shareholders' Litigation

  In August 2001, a purported class-action lawsuit was filed by a group of shareholders of Montana Power against Montana Power, the directors of Montana Power, certain unnamed advisors and consultants of Montana Power, and PPL Montana. The plaintiffs allege, among other things, that Montana Power was required to, and did not, obtain shareholder approval of the sale of Montana Power's generation assets to PPL Montana in 1999. Although most of the claims in the complaint are against Montana Power, its board of directors, and its consultants and advisors, two claims are asserted against PPL Montana. In the first claim, plaintiffs seek a declaration that because Montana Power shareholders did not vote on the 1999 sale of generating assets to PPL Montana, that sale "was null and void ab initio." The second claim alleges that PPL Montana was privy to and participated in a strategy whereby Montana Power would sell its generation assets to PPL Montana without first obtaining Montana Power shareholder approval, and that PPL Montana has made net profits in excess of $100 million as the result of this alleged illegal sale. In the second claim, plaintiffs request that the court impose a "resulting and/or constructive trust" on both the generation assets themselves and all profits, plus interest on the amounts subject to the trust. PPL Montana is unable to predict the outcome of this matter.

  PUC Investigation Order

  In November 2001, the PJM Market Monitor publicly released a report prepared for the PUC entitled "Capacity Market Questions" relating to the pricing of installed capacity in the PJM daily market during the first quarter of 2001. The report concludes that PPL EnergyPlus (identified in the report as "Entity 1") was able to exercise market power to raise the market-clearing price above the competitive level during that period. PPL EnergyPlus does not agree with the Market Monitor's conclusions that it exercised market power; in addition, the Market Monitor acknowledged in his report that PJM's standards and rules did not prohibit PPL EnergyPlus' conduct. In November 2001, the PUC issued an Investigation Order directing its Law Bureau to conduct an investigation into the PJM capacity market and the allegations in the Market Monitor's report. In January 2002, PPL filed comments as requested by the Investigation Order. The Order does not suggest what, if any, action the PUC may take as a result of the investigation, other than considering possible changes to its competitive safeguards. While PPL EnergyPlus and PPL Electric have filed comments with the PUC as part of the investigation, they have taken the position that the PUC does not have jurisdiction to regulate the PJM capacity markets as those markets are for wholesale electricity transactions and accordingly are within the exclusive jurisdiction of the FERC. In addition, PPL EnergyPlus and PPL Electric believe that PPL EnergyPlus' actions under review were at all times lawful and consistent with the rules of the market. At this time, neither PPL EnergyPlus nor PPL Electric can predict the outcome of the PUC investigation or what action the PUC may take in connection with the investigation.

  FERC Market-based Rates

  In December 1998, the FERC issued an order authorizing PPL EnergyPlus to make wholesale sales of electric power and related products at market-based rates. In that order, the FERC directed PPL EnergyPlus to file an updated market analysis within three years of the date of the order, and every three years thereafter. PPL EnergyPlus filed its initial updated market analysis in December 2001. Several parties thereafter filed interventions and protests requesting that, in light of the PJM Market Monitor's report described above, PPL EnergyPlus be required to provide additional information demonstrating that it has met the FERC's market power tests necessary for PPL EnergyPlus to continue its market-based rate authority. PPL EnergyPlus has responded to those protests and interventions. PPL EnergyPlus has taken the position that the FERC does not require the economic test suggested by the intervenors and that, in any event, it would meet such economic test if required by the FERC. The matter is currently pending before the FERC.

  Proposed Montana Hydroelectric Initiative

  In January 2002, the Montana Secretary of State certified, in accordance with applicable statutes, that it had approved the form of a proposed Montana "Hydroelectric Security Act" initiative. The proposed initiative may be placed on the November 2002 statewide ballot if sufficient signatures are obtained prior to June 21, 2002. Among the stated purposes of the proposed initiative is to create an elected Montana public power commission to determine whether purchasing hydroelectric dams in Montana is in the public interest. Such a commission could decide to acquire PPL Montana's hydroelectric dams either pursuant to a negotiated purchase or an acquisition at fair market value through the power of condemnation. At this time, PPL, PPL Energy Supply and PPL Montana cannot predict whether the proposed initiative will garner enough signatures for placement on the November 2002 statewide ballot, whether there will be a successful legal challenge to the initiative, whether it would pass if on the ballot or what impact, if any, the measure might ultimately have upon PPL Montana or its hydroelectric operations. PPL Montana has declared its opposition to, and intends to vigorously oppose, the initiative.

  Nuclear Insurance

  PPL Susquehanna is a member of certain insurance programs which provide coverage for property damage to members' nuclear generating stations. Facilities at the Susquehanna station are insured against property damage losses up to $2.75 billion under these programs. PPL Susquehanna is also a member of an insurance program which provides insurance coverage for the cost of replacement power during prolonged outages of nuclear units caused by certain specified conditions. Under the property and replacement power insurance programs, PPL Susquehanna could be assessed retroactive premiums in the event of the insurers' adverse loss experience. At December 31, 2001, this maximum assessment was about $20 million.

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

  Environmental Matters

  Air

  The Clean Air Act deals, in part, with acid rain, attainment of federal ambient ozone standards and toxic air emissions in the U.S. PPL subsidiaries are in substantial compliance with the Clean Air Act.

  The Bush administration and certain members of Congress have made proposals regarding possible amendments to the Clean Air Act. These amendments could require significant further reductions in NOx, SO2 and mercury and could possibly require measures to limit CO2.

  The Pennsylvania DEP has finalized regulations requiring further seasonal (May-June) NOx reductions to 80% from 1990 levels starting in 2003. These further reductions are based on the requirements of the Northeast Ozone Transport Region Memorandum of Understanding and two EPA ambient ozone initiatives: the September 1998 EPA State Implementation Plan (SIP) call (i.e., EPA's requirement for states to revise their SIPs) issued under Section 110 of the Clean Air Act, requiring reductions from 22 eastern states, including Pennsylvania; and the EPA's approval of petitions filed by Northeastern states, requiring reductions from sources in 12 Northeastern states and Washington D.C., including PPL sources. The EPA's SIP-call was substantially upheld by the D.C. Circuit Court of Appeals in an appeals proceeding. Although the Court extended the implementation deadline to May 2004, the Pennsylvania DEP has not changed its rules accordingly. PPL expects to achieve the 2003 NOx reductions with the recent installation of SCR technology on the Montour units and the possible use of SCR or SNCR technology on a Brunner Island unit.

  The EPA has also developed new standards for ambient levels of ozone and fine particulates in the U.S. These standards were challenged and remanded to the EPA by the D.C. Circuit Court of Appeals in 1999. However, on appeal to the United States Supreme Court, the D. C. Circuit Court's decision was reversed in part and remanded to the D.C. Circuit. The new particulates standard, if finalized, may require further reductions in SO2 for certain PPL subsidiaries and year-round NOx reductions commencing in 2010-2012 at SIP-call levels in Pennsylvania, and at slightly less stringent levels in Montana. The revised ozone standard, if finalized, is not expected to have a material effect on facilities of PPL subsidiaries.

  Under the Clean Air Act, the EPA has been studying the health effects of hazardous air emissions from power plants and other sources in order to determine what emissions should be regulated, and has determined that mercury emissions must be regulated. In this regard, EPA is expected to develop regulations by 2004.

  In 1999, the EPA initiated enforcement actions against several utilities, asserting that older, coal-fired power plants operated by those utilities have, over the years, been modified in ways that subject them to more stringent "New Source" requirements under the Clean Air Act. The EPA has since issued notices of violation and commenced enforcement activities against other utilities. Although the EPA has threatened to continue expanding its enforcement actions, the future direction of the "New Source" requirements is presently unclear. Therefore, at this time, PPL is unable to predict whether such EPA enforcement actions will be brought with respect to any of its affiliates' plants. However, the EPA regional offices that regulate plants in Pennsylvania (Region III) and Montana (Region VIII) have indicated an intention to issue information requests to all utilities in their jurisdiction, and the Region VIII office has issued such a request to PPL Montana's Corette plant. PPL has responded to the information request. PPL cannot presently predict what, if any, action the EPA might take in this regard. Should the EPA or any state initiate one or more enforcement actions against PPL, compliance with any such enforcement actions could result in additional capital and operating expenses in amounts which are not now determinable, but which could be significant.

  The EPA is also proposing to revise its regulations in a way that will require power plants to meet "New Source" performance standards and/or undergo "New Source" review for many maintenance and repair activities that are currently exempt.

  The New Jersey DEP and some New Jersey residents have raised environmental concerns with respect to the Martins Creek Plant, particularly with respect to SO2 emissions. PPL Martins Creek is discussing these concerns with the New Jersey DEP. In addition, the plant experienced several opacity violations in the first and second quarters of 2001, for which it paid a civil penalty of $30,300 and funded an environmental project for $90,000. The cost of addressing New Jersey's SO2 concerns and the opacity issued is not now determinable but could be significant. See Note 11 for information on the Lower Mt. Bethel appeal by the New Jersey DEP.

  Water/Waste

  The final NPDES permit for the Montour plant contains stringent limits for iron discharges. The results of a toxic reduction study show that additional water treatment facilities or operational changes are needed at this station. A plan for these changes has been developed and was submitted to the Pennsylvania DEP in August 2001.

  A final NPDES permit has been issued to the Brunner Island plant. The permit contains a provision requiring further studies on the thermal impact of the cooling water discharge from the plant. Depending on the outcome of these studies, the plant could be subject to capital and operating costs that are not now determinable but could be significant.

  The EPA has significantly tightened the water quality standard for arsenic. The lowered standard may require PPL Generation to further treat wastewater and/or take abatement action at several of its subsidiaries' power plants, the cost of which is not now determinable but which could be significant.

  The EPA recently finalized requirements for new or modified water intake structures. These requirements will affect where generating facilities are built, will establish intake design standards, and could lead to requirements for cooling towers at new and modified power plants. Another new rule, expected to be finalized in 2003, will address existing structures. Each of these rules could impose significant costs on PPL Generation, which are not now determinable but which could be significant.

  Capital expenditures through the year 2003 to correct groundwater degradation at fossil-fueled generating stations and to address wastewater control at PPL Generation's facilities, are included in the table of construction expenditures in the section entitled "Financial Condition - Capital Expenditure Requirements" in the Review of the Financial Condition and Results of Operations. Additional capital expenditures could be required beyond the year 2006 in amounts which are not now determinable but which could be significant. Actions taken to correct groundwater degradation, to comply with the environmental regulations and to address wastewater control, are also expected to result in increased operating costs in amounts which are not now determinable but which could be significant.

  Superfund and Other Remediation

  In 1995, PPL Electric entered into a consent order with the Pennsylvania DEP to address a number of sites where it may be liable for remediation. This may include potential PCB contamination at certain PPL Electric substations and pole sites; potential contamination at a number of coal gas manufacturing facilities formerly owned or operated by PPL Electric; and oil or other contamination which may exist at some of PPL Electric's former generating facilities. In connection with the July 1, 2000 corporate realignment, PPL Electric's generation facilities were transferred to subsidiaries of PPL Generation. As of December 31, 2001, work has been completed on approximately 80% of the sites included in the consent order.

  In 1996, PPL Gas Utilities entered into a similar consent order with the Pennsylvania DEP to address a number of sites where subsidiaries of PPL Gas Utilities may be liable for remediation. The sites primarily include former coal gas manufacturing facilities. Subsidiaries of PPL Gas Utilities are also investigating the potential for any mercury contamination from gas meters and regulators. Accordingly, PPL Gas Utilities and Pennsylvania DEP have agreed to add 72 meter/regulation sites to the consent order.

  At December 31, 2001, PPL Electric and PPL Gas Utilities had accrued approximately $5 million and $12 million, representing the estimated amounts they will have to spend for site remediation, including those sites covered by each company's consent orders mentioned above.

  In October 1999, the Montana Supreme Court held in favor of several citizens' groups that the right to a clean and healthful environment is a fundamental right guaranteed by the Montana Constitution. The court's ruling could result in significantly more stringent environmental laws and regulations, as well as an increase in citizens' suits under Montana's environmental laws. The effect on PPL Montana of any such changes in laws or regulations or any such increase in legal actions is not currently determinable, but it could be significant.

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

  General

  Certain of PPL's affiliates have electric distribution operations in the U.K. and Latin America. PPL believes that these operations are in compliance with all applicable laws and government regulations to protect the environment. PPL is not aware of any material administrative proceeding against these companies with respect to any environmental matter.

  Due to the environmental issues discussed above or other environmental matters, PPL subsidiaries may be required to modify, replace or cease operating certain facilities to comply with statutes, regulations and actions by regulatory bodies or courts. In this regard, PPL subsidiaries also may incur capital expenditures, operating expenses and other costs in amounts which are not now determinable but which could be significant.

  Credit Support

  PPL and PPL Energy Supply provide certain guarantees for their subsidiaries. PPL has guaranteed all of the debt of PPL Capital Funding. As of December 31, 2001, PPL had guaranteed $1.3 billion of PPL Capital Funding medium-term notes. PPL had also guaranteed certain obligations under power purchase and sales agreements of PPL EnergyPlus for up to $1 billion and of PPL Montana for up to $138 million. As of December 31, 2001, there were $31 million of guarantees outstanding under the power purchase agreement and none under the sales agreement. In addition, PPL had guaranteed certain obligations of other subsidiaries, totaling $272 million at December 31, 2001. As of December 31, 2001, PPL Energy Supply has also guaranteed certain obligations under power purchase and sales agreements of PPL EnergyPlus for up to $121 million and certain obligations of other subsidiaries totaling $600 million.

  Source of Labor Supply

  As of December 31, 2001, PPL and its subsidiaries had 12,496 full-time employees. This included 3,594 in PPL Electric and 425 in PPL Gas Utilities, 2,550 in PPL Generation, 1,943 in PPL EnergyPlus, 44 in PPL Global, 2,765 in several Central and South American electric companies controlled by PPL Global and 1,175 in PPL Services.

  Approximately 54%, or 5,243, of PPL's domestic workforce are members of labor unions, with four IBEW locals representing nearly 4,200 employees. The other unions primarily represent small locals of gas utility employees in Pennsylvania. The bargaining agreement with the largest union was negotiated in 1998 and expires in May 2002. Eight new three-year contracts with smaller gas utility locals in Pennsylvania were negotiated in 2000 and five additional agreements with two-year terms were negotiated in 2001. New contracts were also concluded with two IBEW locals in Montana. PPL Montana is currently negotiating with the Teamsters Union for a new agreement.

  Related Party Transactions

  PPL Global provided temporary financing to WPDL and WPD 1953 in connection with the acquisition of Hyder. The outstanding loan receivables and accrued interest, 154.5 million British pounds sterling (approximately $220 million), were repaid in May 2001.

  At December 31, 2000, PPL Global had a $135 million note payable to an affiliate of WPD 1953. The note was denominated in U.S. dollars, and provided for interest at market rates. PPL Global repaid this note in January 2001.

  New Accounting Standards

  SFAS 141

  In June 2001, the FASB issued SFAS 141, "Business Combinations," which eliminates the pooling-of-interest method of accounting for business combinations and requires the use of the purchase method. In addition, SFAS 141 requires the reassessment of intangible assets to determine if they are appropriately classified either separately or within goodwill. SFAS 141 is effective for business combinations initiated after June 30, 2001. PPL adopted SFAS 141 on July 1, 2001, with no material impact on the financial statements.

  SFAS 142

  In June 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets," which eliminates the amortization of goodwill and other acquired intangible assets with indefinite economic useful lives. SFAS 142 requires an annual impairment test of goodwill and other intangible assets that are not subject to amortization. PPL adopted SFAS 142 on January 1, 2002.

  In accordance with the provisions of SFAS 142, PPL ceased amortization of goodwill and all intangible assets with indefinite useful lives. The elimination of amortization will result in $18 million less expense (pre-tax) in 2002. In addition, PPL is in the process of conducting the transition impairment analysis and may record a goodwill impairment of up to $100 million (pre-tax) as a change in accounting principle in the first quarter of 2002. The potential impairment relates to reporting units within the International segment.

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

  SFAS 144

  In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," that replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." For long-lived assets to be held and used, SFAS 144 retains the requirements of SFAS 121 to (a) recognize an impairment loss only if the carrying amount is not recoverable from undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. For long-lived assets to be disposed of, SFAS 144 establishes a single accounting model based on the framework established in SFAS 121. The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of segments of a business. SFAS 144 also broadens the reporting of discontinued operations. PPL adopted SFAS 144 on January 1, 2002, with no material impact on the financial statements.

  Derivative Instruments and Hedging Activities

  PPL adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," on January 1, 2001. Upon adoption and in accordance with the transition provisions of SFAS 133, PPL recorded a cumulative-effect credit of $11 million in earnings, included as an increase to "Wholesale energy market and trading" revenues and a decrease to "Energy purchases" on the Statement of Income. PPL also recorded a cumulative-effect charge of $182 million in "Accumulated other comprehensive income," a component of Shareowners' Common Equity. As of December 31, 2001, the balance in "Accumulated other comprehensive income" related to unrealized gains and losses on qualifying derivatives was a net gain of $23 million, as a result of reclassifying part of the transition adjustment into earnings, changes in market prices and the adoption of DIG Issue C15 (see discussion in "Implementation Issues" below).

  Management of Market Risk Exposures

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

  PPL's derivative activities are subject to the management, direction and control of the RMC. The RMC is composed of the chief financial officer and other officers of PPL. The RMC reports to the Finance Committee of the PPL Board of Directors on the scope of its derivative activities. The RMC sets forth risk-management philosophy and objectives through a corporate policy, provides guidelines for derivative-instrument usage, and establishes procedures for control and valuation, counterparty credit approval and the monitoring and reporting of derivative activity.

  PPL utilizes forward contracts, futures contracts, options and swaps as part of its risk management strategy to minimize unanticipated fluctuations in earnings caused by commodity price, interest rate and foreign currency volatility. All derivatives are recognized on the balance sheet at their fair value, unless they meet SFAS 133 criteria for exclusion (see discussion in "Implementation Issues" below).

  Fair Value Hedges

  PPL enters into financial contracts to hedge a portion of the fair value of firm commitments of forward electricity sales and to hedge fluctuations in market value of existing debt issuances. These contracts range in maturity through 2006. For the twelve months ended December 31, 2001, PPL recognized a net gain of $7 million, after-tax, resulting from firm commitments that no longer qualified as fair value hedges (reported in "Wholesale energy marketing and trading" revenues and "Energy purchases" on the Statement of Income). PPL did not recognize any gains or losses from the ineffective portion of fair value hedges.

  Cash Flow Hedges

  PPL enters into physical and financial contracts, including forwards, futures and swaps, to hedge the price risk associated with electric, gas and oil commodities. Additionally, PPL enters into financial interest rate swap contracts to hedge interest expense associated with both existing and anticipated debt issuances. These contracts and swaps range in maturity through 2004. PPL also enters into foreign currency forward contracts to hedge exchange rates associated with firm commitments denominated in foreign currencies and to hedge the net investment of foreign operations. These forward contracts range in maturity through 2003, excluding those contracts forecasted to relate to the payment of variable interest on existing financial instruments. For the twelve months ended December 31, 2001, PPL recorded a net gain of $23 million in "Accumulated other comprehensive income" relating to these contracts.

  As a result of an unplanned outage, Enron's bankruptcy and changes in other economic conditions, PPL discontinued certain cash flow hedges which resulted in a net loss of $14 million, after-tax, for the twelve months ended December 31, 2001 (reported in "Wholesale energy marketing and trading" revenues and "Energy purchases" on the Statement of Income). The impact on the financial statements resulting from cash flow hedge ineffectiveness for the twelve months ended December 31, 2001 was immaterial.

  As of December 31, 2001, the deferred net gain on derivative instruments in "Accumulated other comprehensive income" expected to be reclassified into earnings during the next twelve months was $6 million.

  Implementation Issues

  On June 29, 2001, the FASB issued definitive guidance on DIG Issue C15: "Scope Exceptions: Normal Purchases and Normal Sales Exception for Option-Type Contracts and Forward Contracts in Electricity." Issue C15 provides additional guidance on the classification and application of SFAS 133 relating to purchases and sales of electricity utilizing forward contracts and options. This guidance became effective as of July 1, 2001. In December 2001, the FASB revised the guidance in Issue C15, principally related to the eligibility of options for the normal purchases and normal sales exception. The revised guidance is effective as of January 1, 2002.

  Purchases and sales of forward electricity and option contracts that require physical delivery and which are expected to be used or sold by the reporting entity in the normal course of business would generally be considered "normal purchases and normal sales" under SFAS 133. These transactions, while within the scope of SFAS 133, are not required to be marked to fair value in the financial statements because they qualify for the normal purchases and sales exception. As of December 31, 2001, "Accumulated other comprehensive income" included a net gain of $11 million related to forward transactions classified as cash flow hedges prior to adoption of DIG Issue C15. This gain will be reversed from "Accumulated other comprehensive income" and recognized in earnings as the contracts deliver through 2008.

  Unrealized Gains/(Losses) on Qualifying Derivatives
  (Millions of Dollars)
  (After-tax)

December 31, 2001
Cumulative unrealized gain on qualifying derivatives, beginning of period:	$0
Unrealized gains (losses) arising during period:
Cumulative effect of change in accounting principle at January 1, 2001	(182)
Net reclassification into earnings	(16)
Net change associated with current period hedging transactions	221

Unrealized gain on qualifying derivatives	23

Cumulative unrealized gain on qualifying derivatives, end of period	$23

  Credit Concentration

  PPL enters into contracts with many entities for the purchase and sale of energy. Most of these contracts are considered a normal part of doing business and, as such, the mark-to-market value of these contracts is not reflected in the financial statements. However, the mark-to-market value of these contracts is considered when committing to new business from a credit perspective. At year-end, PPL had a credit exposure of $412 million to energy trading partners. The majority of this amount was the mark-to-market value of multi-year contracts for energy sales. Therefore, if the counterparties fail to perform their obligations, PPL would not experience an immediate financial loss, but would experience lower revenues in future years to the extent that replacement sales could not be made at the same prices as the defaulted contracts. Of the $412 million, four counterparties account for 81% of the exposure. No other individual counterparty accounted for more than 3% of the exposure. Each of the four primary counterparties has an "investment grade" credit rating with Standard & Poor's, with the exception of one counterparty that is a governmental agency and, as such, is not rated. With the exception of the government agency, PPL has the right to request collateral from each of these counterparties in the event their credit rating falls below investment grade. It is also PPL's policy to enter into netting agreements with all of its counterparties to minimize credit exposure.

  Sales to California Independent System Operator and to Other Pacific Northwest Purchasers

  Through subsidiaries, PPL has made approximately $18 million of sales to the California ISO, for which PPL has not yet been paid in full. Given the myriad of electricity supply problems presently faced by the California electric utilities and the California ISO, PPL cannot predict whether or when it will receive payment. As of December 31, 2001, PPL has fully reserved for possible underrecoveries of payments for these sales.

  Litigation arising out of the California electricity supply situation has been filed at the FERC and in California courts against sellers of energy to the California ISO. The plaintiffs and intervenors in these proceedings allege abuses of market power, manipulation of market prices, unfair trade practices and violations of state antitrust laws, among other things, and seek price caps on wholesale sales in California and other western power markets, refunds of excess profits allegedly earned on these sales of energy, and other relief, including treble damages and attorneys' fees. Certain of PPL's subsidiaries have intervened in the FERC proceedings in order to protect their interests, but have not been named as defendants in any of the court actions alleging abuses of market power, manipulation of market prices, unfair trade practices and violations of state antitrust laws. A PPL subsidiary has been named as a defendant in a declaratory judgment action initiated by the State of California to prevent certain members of the California Power Exchange from seeking compensation for the state's seizure of certain energy contracts. PPL Montana is a member of the California Power Exchange, but it has no energy contracts with or through the California Power Exchange and has not sought compensation in connection with the state's seizure.

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

  Enron Bankruptcy

  In connection with the December 2, 2001 bankruptcy filings by Enron Corporation and its affiliates ("Enron"), certain PPL subsidiaries have terminated certain electricity and gas agreements with Enron. PPL and its subsidiaries' 2001 earnings reflect a loss associated with termination of these contracts of $8 million after-tax, which is recorded in "Wholesale energy marketing and trading" and "Energy purchases" on the Statement of Income. Additionally, certain of these contracts with Enron extended through 2006, and were at prices more favorable to PPL than current market prices. However, there is no further accounting charge to be recorded. PPL expects to make a claim in Enron's bankruptcy proceeding with respect to all amounts payable by Enron resulting from the termination of these contracts.

  Write-down of International Energy Projects

  PPL Global has a 51% economic interest in WPD 1953, a 15.4% equity investor in Teesside Power Limited, the owner of the 1,875 MW Teesside Power Station, located in northeast England. Through its European affiliates, Enron was an owner, operator and power purchaser of the station's output. As a result of Enron being placed into receivership in the U.K. and its default on obligations under the power purchase agreements, WPD 1953 wrote off its entire equity investment in Teesside Power Limited. PPL Global's share of the impairment loss was $21 million and is included in "Write-down of international energy projects," a component of "Other Charges" on the Statement of Income.

  In connection with the Enron bankruptcy and the probable resulting loss of Teesside cash flows, PPL and its subsidiaries evaluated the carrying value of the investment in WPD 1953 and WPDL. Fair value, measured using discounted cash flows, was compared to the carrying value to determine whether impairment existed at December 31, 2001. Fair value was determined considering the loss of the value of the future cash flows from the Teesside Power Station and a forecasted reduction in future operating cash flows at WPD 1953 and WPDL. The probability-weighted impairment loss was $117 million, after-tax. The pre-tax charge was $134 million, and was recorded as a charge to "Write-down of international energy projects."

  PPL Global owns 89.6% of CEMAR, which distributes and sells electricity in Brazil, under a 30-year concession agreement with the government. The combined effects of growth in demand, decreased rainfall on the country's heavily hydroelectric-dependent generating capacity and delays in the development of new non-hydroelectric generation have led to shortages of electricity in certain regions. As a result, the Brazilian government implemented countrywide electricity rationing in mid-2001. In addition, the wholesale energy markets in Brazil have been substantially disrupted. CEMAR's results of operations, its cash flows, and its continued ability to meet its financial obligations have deteriorated due to the continuing impact of the electricity rationing, the disruption in the energy markets, the failure of the electricity regulator to adequately address these problems, the resulting effects on the Brazilian capital markets and related factors.

  In December 2001 and January 2002, the Brazilian electricity regulator issued tariff rulings that CEMAR believes are inadequate to compensate for CEMAR's rationing-related losses and to meet its ongoing operational and financial requirements. Moreover, CEMAR believes that these tariff rulings demonstrate that the regulator may not take the necessary steps to resolve the current problems in a satisfactory manner. In addition, the Brazilian wholesale energy markets continue to be disrupted and recent actions by the electricity regulator indicate that adequate compensation to CEMAR for its transactions in that market may not be made. Finally, the continued problems in the Brazilian energy market and the lack of appropriate regulatory actions have significantly decreased the availability of local financing for CEMAR.

  As a result of the above events, PPL Global estimates that the long-term viability of the CEMAR operation is jeopardized and that there is minimal probability of positive future cash flows. Consequently, at December 31, 2001, PPL Global recorded an impairment loss in the carrying value of its net assets in CEMAR of $179 million, reflected in "Write-down of international energy projects." In addition, CEMAR increased its valuation allowance in deferred tax assets, thereby recording $44 million in additional foreign deferred income taxes. A related $6 million credit to "Minority Interest" was also reflected on the Statement of Income. The net result of these transactions was a $217 million charge to earnings. PPL Global currently anticipates writing off the remaining portion of its CEMAR investment, approximately $100 million, in 2002.

  As a result of the financial difficulties discussed above, CEMAR has failed to pay certain of its creditors for obligations when due. CEMAR is currently in discussions with credits, governmental officials, regulators and other parties to address these problems.

  In addition, CEMAR expects that it will not be in compliance with the financial covenants in its $150 million debenture indenture when it closes its books for the quarter ended December 31, 2001. In that case, CEMAR will be required to notify the indenture agent. In accordance with the indenture, the agent will call a meeting of the holders of the debentures within three business days of the notice to hold a vote regarding the acceleration of the debentures. Unless three-fourths of the holders vote against acceleration, the agent will be obligated under the indenture to accelerate the debentures. CEMAR expects the required notice to the indenture agent to occur in the first quarter of 2002.

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

  In connection with this initiative, PPL Electric:

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

  As part of the strategic initiative, PPL Electric solicited bids to contract with energy suppliers to meet its obligation to deliver energy to its customers from 2002 through 2009. In June 2001, PPL Electric announced that PPL EnergyPlus was the low bidder, among six bids examined, and was selected to provide the energy supply requirements of PPL Electric from 2002 through 2009. Under this contract, PPL EnergyPlus will provide electricity at pre-determined capped prices that PPL Electric is authorized to charge its PLR customers, and received a $90 million payment to offset differences between the revenues expected under the capped prices and projected market prices through the life of the supply agreement (as projected by PPL EnergyPlus at the time of its bid). The contract resulted in PPL EnergyPlus having an eight-year contract at current market prices. PPL has guaranteed the obligations of PPL EnergyPlus under the new contract.

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

  Taken collectively, the steps in the strategic initiative are intended to protect the customers of PPL Electric from volatile energy prices and facilitate a significant increase in leverage at PPL Electric, while lowering its cost of capital. PPL's shareowners also benefited from this initiative because it provided low-cost capital to the higher-growth, unregulated side of PPL's business.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
PPL Corporation
(Millions of Dollars)

Column A	Column B	Column C			Column D	Column E

	Balance at Beginning of Period
		Additions				Balance At End of Period
		Charged to Income
Description			Other		Deductions

Year Ended December 31, 2001
Reserves deducted from assets in the Balance Sheet
Uncollectible accounts	$70	$94			$43	$121 (a)
Obsolete inventory - materials and supplies	4				3	1
Mark-to-market valuation reserves	2	5				7

Year Ended December 31, 2000
Reserves deducted from assets in the Balance Sheet
Uncollectible accounts	22	47	26	(b)	25	70
Obsolete inventory - Materials and supplies	3	5			4	4
Mark-to-market valuation reserves		2				2

Year Ended December 31, 1999
Reserves deducted from assets in the Balance Sheet
Uncollectible accounts	16	22			16	22
Obsolete inventory - materials and supplies	11	3			11	3

(a)						Includes reserves for customer accounts receivable, California ISO, the Enron bankruptcy and other.
(b)						Includes the reserve recorded upon the acquisition and consolidation of CEMAR.

QUARTERLY FINANCIAL, COMMON STOCK PRICE AND DIVIDEND DATA (Unaudited)
PPL Corporation and Subsidiaries
(Millions of Dollars, except per share data)
		For the Quarters Ended (a)
	March 31	June 30	Sept. 30	Dec. 31
2001
Operating revenues	$1,566	$1,409	$1,438	$1,312
Operating income	456	249	339	(189)
Net income (loss) before cumulative effect of a change in accounting principle	222	117	152	(322)
Net income (loss)	222	117	152	(312)
Basic earnings per common share: (b)
Net income before cumulative effect of a change in accounting principle	1.53	0.80	1.04	(2.20)
Net income	1.53	0.80	1.04	(2.13)
Diluted earnings per common share: (b)
Net income before cumulative effect of a change in accounting principle	1.52	0.80	1.04	(2.19)
Net income	1.52	0.80	1.04	(2.12)
Dividends declared per common share-basic (c)	0.265	0.265	0.265	0.265
Price per common share
High	$46.75	$62.36	$56.50	$37.65
Low	$33.88	$44.03	$30.99	$31.20

2000
Operating revenues	$1,413	$1,297	$1,458	$1,515
Operating income	320	241	313	328
Net income before extraordinary items	142	92	136	117
Net income	142	92	136	128
Basic earnings per common share: (b)
Net income before extraordinary items	0.99	0.64	0.94	0.81
Net income	0.99	0.64	0.94	0.88
Diluted earnings per common share: (b)
Net income before extraordinary items	0.99	0.64	0.94	0.80
Net income	0.99	0.64	0.94	0.87
Dividends declared per common share-basic (c)	0.265	0.265	0.265	0.265
Price per common share
High	$24.00	$25.00	$44.44	$46.13
Low	$18.38	$20.38	$21.94	$37.56

(a)	Quarterly results can vary depending on weather and the forward pricing of power. In addition, earnings in 2001 and 2000 were affected by unusual items. Accordingly, comparisons among quarters of a year may not be indicative of overall trends and changes in operations.
(b)	The sum of the quarterly amounts may not equal annual earnings per share due to changes in the number of common shares outstanding during the year or rounding.
(c)	PPL has paid quarterly cash dividends on its common stock in every year since 1946. The dividends declared per share in 2001 and 2000 were $1.06. The most recent regular quarterly dividend paid by PPL was 26.5 cents per share (equivalent to $1.06 per annum) paid January 1, 2002. In January 2002, PPL announced an increase to its quarterly common stock dividend, payable April 1, 2002, to 36 cents per share (equivalent to $1.44 per annum.) Future dividends, declared at the discretion of the Board of Directors, will be dependent upon future earnings, financial requirements and other factors.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information for this item concerning directors of PPL will be set forth in the sections entitled "Nominees for Directors," and "Directors Continuing in Office" in PPL's 2002 Notice of Annual Meeting and Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 2001, and which information is incorporated herein by reference. Information required by this item concerning the executive officers of PPL is set forth at the end of Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

Information for this item for PPL will be set forth in the sections entitled "Compensation of Directors," "Summary Compensation Table," "Option Grants in Last Fiscal Year" and "Retirement Plans for Executive Officers" in PPL's 2002 Notice of Annual Meeting and Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 2001, and which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information for this item for PPL will be set forth in the section entitled "Stock Ownership" in PPL's 2002 Notice of Annual Meeting and Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 2001, and which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information for this item for PPL will be set forth in the section entitled "Certain Transactions Involving Directors or Executive Officers" in PPL's 2002 Notice of Annual Meeting and Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 2001, and which information is incorporated herein by reference.

PPL ENERGY SUPPLY, LLC AND SUBSIDIARIES

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S
COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

(a) There is no established public trading market for PPL Energy Supply's membership interests. PPL Energy Funding, a direct wholly-owned subsidiary of PPL, owns all of PPL Energy Supply's outstanding membership interests. On March 20, 2001, PPL Energy Funding transferred $100 to PPL Energy Supply as an initial capital contribution and $1,873 million in 2001 as additional capital contributions. Such transactions were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. PPL Energy Supply has made no other sales of unregistered membership interests.

(b) Distributions on the membership interests will be paid as determined by PPL Energy Supply's Board of Managers. PPL Energy Supply made cash distributions of $463 million to PPL Energy Funding in 2001.

ITEM 6. SELECTED FINANCIAL DATA

Item 6 is omitted as PPL Energy Supply meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K.

PPL ENERGY SUPPLY, LLC
ITEM 7. REVIEW OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis of the results of operations and financial condition of PPL Energy Supply is abbreviated as PPL Energy Supply meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K. Such analysis should be read in conjunction with the financial statements in Item 8.

Corporate Realignment

On July 1, 2000, PPL and PPL Electric completed a corporate realignment in order to effectively separate PPL Electric's regulated transmission and distribution operations from its generation operations and to better position the companies and their affiliates in the new competitive marketplace. The corporate realignment included the following key features:

  PPL Electric contributed its generation and certain other related assets, along with associated liabilities, to new competitive generation subsidiaries of PPL Generation. In connection with the contribution, PPL Energy Funding, the parent company of PPL Generation, assumed $670 million aggregate principal amount of PPL Electric's debt issued to affiliated companies.

  PPL Electric also contributed assets associated with its wholesale energy marketing activities, along with associated liabilities, to its wholly-owned subsidiary, PPL EnergyPlus, and contributed its interest in PPL EnergyPlus to PPL Energy Funding.

  PPL Electric distributed in a tax-free spin-off all of the outstanding shares of stock of PPL Energy Funding to PPL, which resulted in PPL Energy Funding becoming a wholly-owned subsidiary of PPL.

  PPL's unregulated power subsidiary, PPL Global, also transferred its U.S. electric generation subsidiaries to PPL Generation.

  PPL Electric entered into agreements with PPL EnergyPlus for the purchase of electricity to meet all of PPL Electric's requirements through 2001 as a PLR for customers who have not selected an alternative supplier under the Customer Choice Act and its wholesale contractual obligations to certain municipalities.

As a result of the corporate realignment:

  PPL Generation's principal business is owning and operating U.S. generation facilities through various subsidiaries;

  PPL EnergyPlus' principal business is competitive wholesale and retail energy marketing;

  PPL Global's principal businesses are the acquisition and development of both U.S. and international energy projects, and ownership and operation of international energy projects; and

  PPL Electric's principal businesses are the regulated transmission and distribution of electricity to serve retail customers in its franchised territory in eastern and central Pennsylvania, and the supply of electricity to retail customers in that territory as a PLR.

PPL Energy Supply was formed in November 2000. In May 2001, PPL Energy Funding contributed its interests in PPL Generation, PPL EnergyPlus and PPL Global to PPL Energy Supply. PPL Energy Supply serves as the parent company for substantially all of PPL's competitive businesses.

Basis of Presentation

PPL Energy Supply's financial statements include financial information from predecessor businesses. The financial information for such entities has been combined together as one collective predecessor for purposes of satisfying the SEC's financial statement requirements, based on formation or acquisition dates of the respective businesses. Certain of PPL Energy Supply's assets were not operated as discrete businesses, and as a result, performance for prior years and historical predecessor financial information may not be indicative of PPL Energy Supply's present or future performance. See Note 1 to the Financial Statements for a discussion of the predecessor entities that comprise PPL Energy Supply.

Results of Operations

PPL Energy Supply's net income was $174 million in 2001, compared to net income (on a predecessor basis) of $242 million in 2000 and a net loss of $35 million in 1999.

Earnings in 2001 were positively impacted by a full year of operating results of the Pennsylvania generating assets contributed in the July 1, 2000 corporate realignment, but were adversely impacted by write-downs of international energy projects and the cancellation of generation projects.

PPL Energy Supply expects that lower wholesale prices will adversely impact earnings in 2002. Additionally, PPL Global anticipates writing off the remaining balance of its investment in CEMAR, approximately $100 million, in 2002. See Note 21 for additional information.

The following discussion explains significant changes in principal items on the Statement of Income, comparing 2001 to 2000, and 2000 to 1999.

In many cases the reasons for significant changes are due to the acquisition of the generation and marketing assets from PPL Electric in July 2000, as described in the "Corporate Realignment" discussion above.

Certain items on the Statement of Income have also been impacted by PPL Global's investment in CEMAR in 2000. The results of CEMAR are included for the entire year in 2001, but were included for just the last three months of 2000.

Certain items on the Statement of Income have also been impacted by the acquisition of Montana generating assets. PPL acquired the generating assets from Montana Power in December 1999. As such, the results of PPL Montana are included for all of 2000 and 2001, but only for the last two weeks of 1999.

Operating Revenues

Wholesale Energy Marketing and Trading

The increase in revenues from wholesale energy marketing and trading activities was attributable to the following (millions of dollars):

	2001 vs. 2000	2000 vs. 1999
Domestic
Eastern markets	$1,092	$1,364
Western markets	91	417

	$1,183	$1,781

The increase in wholesale energy marketing revenues in 2001 and 2000 were primarily due to the corporate realignment in July 2000. As part of the realignment, PPL Electric entered into power sales agreements with PPL EnergyPlus for the purchase of electricity to meet its obligations as a PLR for customers who have not selected an alternative supplier under the Customer Choice Act. These purchases, which are part of the eastern market revenues, totaled $1,302 million in 2001 and $540 million for the six months ended December 31, 2000.

Wholesale marketing revenues in eastern markets also increased by $375 million and $576 million in 2001 and 2000 due to wholesale contracts that were transferred from PPL Electric to PPL EnergyPlus effective with the July 1, 2000 realignment.

The increase in western markets revenues in 2001 was primarily due to higher wholesale energy prices in the first half of 2001, related to an energy supply shortage in the western U.S. Revenues in the western markets increased in 2000 reflecting a full year of PPL Montana operation in 2000, as opposed to approximately two weeks in 1999.

Retail Electric and Gas

The increase (decrease) in retail revenues from electric and gas operations was attributable to the following changes (millions of dollars):

	2001 vs. 2000	2000 vs. 1999
Retail Electric Revenue
Domestic electric supply	$(225)	$94
International electric delivery	88	75

	(137)	169
Retail Gas Revenue	22	49

Retail Revenues - total	$(115)	$218

Operating revenues from retail electric operations decreased by $137 million in 2001 compared with 2000 primarily due to the expiration of contracts with existing customers, as PPL EnergyPlus reduced its emphasis on the retail energy supply business. Partially offsetting this decrease were higher PPL Global revenues from the acquisition of CEMAR.

Operating revenues from retail electric operations increased by $169 million in 2000 compared with 1999. PPL EnergyPlus provided 15.5% more electricity to domestic retail customers in 2000 as compared to 1999. Revenues from international electric delivery were $75 million greater in 2000 as compared to 1999, due to the acquisition of CEMAR and higher sales volumes in Chile, El Salvador and Bolivia.

PPL EnergyPlus' increase in retail gas revenue in both periods was related to intensified gas marketing efforts and increased retail pricing attributable to higher wholesale gas commodity costs.

Energy Related Businesses

Energy related businesses (see Note 1 to Financial Statements) contributed $33 million and $24 million to operating income in 2001 and 2000. Positive contributions from PPL Global and from PPL EnergyPlus' mechanical contracting and engineering subsidiaries were partially offset by pre-tax operating losses from PPL EnergyPlus' synfuel projects. (However, after recording tax credits associated with synfuel operations, the synfuel projects contributed approximately $19 million to net income for 2001.)

Equity in Earnings of Unconsolidated Affiliates

Equity in earnings of unconsolidated affiliates increased by $59 million in 2001 compared with 2000. This was primarily due to PPL Global's higher equity earnings from its investment in WPD (South West) and other international investments, and the recording of earnings from its investment in WPD (South Wales), which was acquired in September 2000.

Fuel

Fuel costs increased by $231 million in 2001 compared with 2000 due to the inclusion of PPL Generation subsidiaries as predecessors of PPL Energy Supply beginning in July 2000.

Fuel costs increased by $267 million in 2000 compared with 1999 due to the inclusion of PPL Generation subsidiaries as predecessors of PPL Energy Supply in July 2000, and fuel costs related to PPL Montana's full year of operation in 2000.

Energy Purchases

The increase in energy purchases was attributable to the following changes (millions of dollars):

	2001 vs. 2000	2000 vs. 1999
Domestic
Eastern markets	$22	$446
Western markets	44	132

International	47	46

	$113	$624

The increase in energy purchases in 2001 from 2000 for the eastern markets was due to the transfer of the wholesale energy marketing business from PPL Electric to PPL EnergyPlus as part of the corporate realignment. Western market purchases increased because of higher power costs in 2001 in the western U.S. The increase in international energy purchases was due to the purchases of CEMAR.

The increase in energy purchases in 2000 from 1999 was primarily in the eastern markets due to the transfer of the wholesale energy marketing functions from PPL Electric to PPL EnergyPlus as part of the corporate realignment. The increase in western market energy purchases reflects a full year of operation by PPL Montana in 2000, as opposed to approximately two weeks in 1999.

Other Operation and Maintenance

Other operation and maintenance expenses increased by $283 million in 2001 when compared to 2000. The transfer of PPL Electric generation assets in the corporate realignment was the primary reason for the increase, as well as additional operating expenses associated with PPL Global's acquisition of CEMAR. Also contributing to the increase was a gain on the sale of emission allowances in 2000.

Other operation and maintenance expenses increased by $425 million in 2000 when compared with 1999. The transfer of PPL Electric generation assets to PPL Generation in the corporate realignment was the primary reason for the increase. Also contributing to the increase were PPL Montana's full year of operation in 2000 compared to two weeks in 1999, and PPL Global's acquisition of CEMAR. These increases were partially offset by the gain on the sale of emission allowances in 2000.

Transmission

Since PPL Energy Supply owns no domestic transmission or distribution facilities, other than facilities to interconnect its generation with the electric transmission system, its PPL EnergyPlus, PPL Montana and other PPL Generation subsidiaries must pay the owners of transmission systems to deliver the energy these subsidiaries supply to retail and wholesale customers. Transmission expenses in 2000 were associated with a full year of PPL Montana's operation, in which $12 million of transmission expenses were incurred, and the operation of the assets of the other PPL Generation assets subsequent to July 1, 2000, which amounted to $42 million.

Depreciation

Depreciation increased by $68 million in 2001 compared with 2000. This increase was primarily due to the inclusion of generation assets transferred from PPL Electric in the July 1, 2000 corporate realignment. Also contributing to the increase were the inclusion of CEMAR's transmission, distribution and other assets recorded subsequent to its acquisition by PPL Global, and to SCR technology installed at the Montour plant during the third quarter 2000 outage.

Depreciation increased by $69 million in 2000 compared with 1999. About $53 million of the increase was due to the inclusion of the generation assets transferred from PPL Electric to PPL Generation. Also, expenses in 2000 included a full year of depreciation related to PPL Montana, as compared to approximately two weeks of such expenses in 1999. Finally, depreciation of CEMAR's transmission, distribution and other assets was recorded subsequent to its acquisition by PPL Global in June 2000.

Taxes, Other Than Income

Taxes, other than income taxes, decreased by $15 million in 2001 compared to 2000. The decrease was primarily in the gross receipts tax corresponding to lower retail electric revenues and a reduction in Pennsylvania's gross receipts tax rate. Changes in the gross receipts tax do not significantly affect earnings as they are substantially recovered in revenues.

Taxes, other than income taxes, increased by $34 million in 2000 compared to 1999. This was due to PPL EnergyPlus' gross receipts tax increase (that corresponds to its increased revenues), real estate taxes associated with the generation assets acquired in the corporate realignment, increased capital stock tax, and the inclusion of a full year of PPL Montana's taxes.

Project Development

Project development costs increased $14 million in both 2001 and 2000 over prior years, as PPL Global increased the number of domestic projects it was developing.

Other Charges

Other charges of $486 million in 2001 consisted of the write-down of international energy projects (see Note 21) and the cancellation of generation development projects (see Note 9).

Other charges of $51 million in 1999 consisted of the write-downs of PPL Global's investments in WPD and two smaller projects.

Other Income - net

Other income increased by $34 million in 2001 compared with 2000. This increase was due to a loss contingency recorded by PPL Generation in 2000 for an unasserted claim under the Clean Air Act.

Other income decreased by $100 million in 2000 compared with 1999. This decrease was due to a loss contingency recorded by PPL Generation in 2000 for an unasserted claim under the Clean Air Act and a gain in 1999 on the sale of SWEB's electric supply business ($78 million pre-U.S. tax).

Interest Expense

Interest expense decreased by $80 million in 2001 compared with 2000. This decrease reflects the contribution to PPL Energy Supply of PPL Energy Funding's notes receivable from PPL Global, thereby eliminating the associated intercompany interest expense. This decrease in interest expense was partially offset by the interest expense associated with the $500 million senior unsecured notes issued by PPL Energy Supply in October 2001.

Interest expense increased by $75 million in 2000 compared with 1999, primarily due to increased borrowings by PPL Global and the interest expense of PPL Montana.

Income Taxes

Income tax expense increased by $149 million in 2001 compared with 2000. This was primarily due to higher pre-tax domestic book income and deferred income tax valuation allowances recorded on the company's investments in Brazil and the U.K. (see Note 21). These increases were reduced by the recognition of federal synfuel tax credits.

Income tax expense increased by $154 million in 2000 compared with 1999. This was primarily due to higher pre-tax book income.

Acquisitions and Development

From time to time, PPL Energy Supply and its affiliates are involved in negotiations with third parties regarding acquisitions, joint ventures and other arrangements which may or may not result in definitive agreements. See Note 9 to the Financial Statements for information regarding recent acquisitions and development activities.

At December 31, 2001, PPL Global had investments in foreign facilities, including consolidated investments in Emel, EC, CEMAR and others. See Note 3 to the Financial Statements for information on PPL Global's unconsolidated investments accounted for under the equity method.

At December 31, 2001, PPL Global had domestic generation projects, either announced or under development, which would provide 2,440 MW of additional generation. See Item 2. "Properties" for additional information. In January 2002, construction activities were completed on the Griffith project, located near Kingman, Arizona, and the facility began commercial operations. Griffith is currently in the process of applying for membership in the Southwest Reserve Sharing Group. Acceptance into the Southwest Reserve Sharing Group would allow Griffith to sell significantly more of the plant's generation at firm prices and require fewer reserves for the firm sales.

PPL Global is continuously reexamining development projects based on market conditions and other factors to determine whether to proceed with these projects, sell them, cancel them, expand them, execute tolling agreements, or pursue other opportunities.

Critical Accounting Policies

PPL Energy Supply's financial condition and results of operations are necessarily impacted by the methods, assumptions and estimates used in the application of critical accounting policies. The following accounting policies are particularly important to the financial condition or results of operations of PPL Energy Supply, and require estimates or other judgments of matters inherently uncertain. Changes in the estimates or other judgments included within these accounting policies could result in a significant change to the information presented in the financial statements. (These accounting policies are also discussed in Note 1 to the Financial Statements.)

1) Price Risk Management

PPL Energy Supply follows the guidance of SFAS 133, "Accounting for Derivative Instrument and Hedging Activities," as amended by SFAS 138, "Accounting for Certain Derivative Instrument and Certain Hedging Activities," and interpreted by DIG issues (together, "SFAS 133") and EITF 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" for its activities in the area of price risk management. PPL Energy Supply utilizes forward contracts, futures contracts, options and swaps as part of its risk management strategy to minimize unanticipated fluctuations in earnings caused by price and foreign currency volatility. SFAS 133 requires that all derivative instruments be recorded at fair value on the balance sheet as an asset or liability (unless they meet SFAS 133's criteria for exclusion) and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. EITF 98-10 requires that derivative and non-derivative contracts that are designated as trading activities be marked to market through earnings.

PPL Energy Supply markets and/or purchases electricity, gas, oil, capacity, and ancillary products such as transmission congestion contracts. PPL Energy Supply uses exchange prices and external broker quotes to value electricity, gas, and oil contracts. Since there are no market quotes available for capacity and ancillary products, PPL Energy Supply values these products using internal models to forecast future cash flows. PPL Energy Supply then recognizes a modeling reserve for values calculated using internal models to recognize the lack of independence in the valuation of the contracts. Therefore, the net value of the capacity and ancillary products on the financial statements is their amortized cost.

The circumstances and intent existing at the time that energy transactions are entered into determine their accounting designation. These designations are verified by PPL's trading controls group on a daily basis. The following is a brief summary of certain guidelines that have been provided to the traders who are responsible for contract designation:

  Any wholesale and retail contracts to sell electricity that are expected to be delivered from PPL Energy Supply generation are considered "normal." These transactions are not recorded in the financial statements and have no earnings impact until delivery. Most wholesale electricity sales contracts in the eastern and western U.S. markets receive "normal" treatment. The methodology utilized in determining the amount of sales that can be delivered from PPL Energy Supply generation is based on a calculation approved by the RMC. This calculation uses market prices compared to dispatch rates as well as planned and forced outage rates by plant by month.

  "Trading around the assets" means that PPL EnergyPlus matches a contract to sell electricity, previously to be delivered from PPL Energy Supply generation, with a physical or financial contract to purchase electricity. These contracts can qualify for fair value hedge treatment. When the contracts' terms are identical, there is no earnings impact until delivery.

  Physical electricity purchases needed to meet obligations due to a change in the physical load or generation forecasts are considered "normal."

  Physical electricity purchases that increase PPL Energy Supply's long position and any energy sale or purchase considered a "market call" are speculative with unrealized gains or losses recorded immediately through earnings.

  Financial electricity transactions, which can be settled in cash, cannot be considered "normal" because they need not result in physical delivery. These transactions receive cash flow hedge treatment if they lock in the price PPL Energy Supply will receive or pay for energy in the spot market. Any unrealized gains or losses on transactions receiving cash flow hedge treatment are recorded in other comprehensive income.

  Physical and financial transactions for gas and oil to meet fuel and retail requirements can receive cash flow hedge treatment if they lock in the price PPL Energy Supply will pay in the spot market. Any unrealized gains or losses on transactions receiving cash flow hedge treatment are recorded in other comprehensive income.

  Option contracts that do not meet the requirements of DIG Issue C15, "Scope Exceptions: Interpreting the Normal Purchases and Normal Sales Exception as an Election" do not receive hedge accounting treatment and are marked to market through earnings.

In addition to energy-related transactions, PPL Energy Supply may enter into foreign currency contracts to hedge risk associated with foreign currency exchange rates. As with energy transactions, the circumstances and intent existing at the time of the transaction determine its accounting designation, which is subsequently verified by PPL's trading controls group on a daily basis. The following is a summary of the guidelines that have been provided to the treasury department which is responsible for contract designation:

  Transactions entered into to lock in an interest rate prior to a debt issuance are considered cash flow hedges. Any unrealized gains or losses on transactions receiving cash flow hedge treatment are recorded in other comprehensive income and are amortized as a component of interest expense over the life of the debt.

  Transactions entered into to hedge fluctuations in the value of existing debt are considered fair value hedges with no earnings impact until the debt is terminated because the hedged debt is also marked to market.

  Transactions which do not qualify for hedge accounting treatment are marked to market through earnings.

To record derivative assets at their net realizable value, PPL Energy Supply reduces the assets' carrying value to recognize differences in counterparty credit quality and potential illiquidity in the market.

  The credit adjustment takes into account the bond ratings (and the implied default rates) of the counterparties that have an out-of-the-money position with PPL Energy Supply. The more counterparties who have, for example, a BBB rating instead of an A rating, the larger the adjustment.

  The liquidity adjustment takes into account the fact that it may not be appropriate to value contracts at the midpoint of the bid/ask spread. PPL Energy Supply might have to accept the "bid" price if it wanted to close an open sales position or PPL Energy Supply might have to accept the "ask" price if it wanted to close an open purchase position.

At December 31, 2001, PPL Energy Supply had assets of $204 million and liabilities of $152 million that were accounted for under SFAS 133 and EITF 98-10. Member's Equity included $46 million of net unrealized derivative gains, after-tax, in "Accumulated other comprehensive income." During the year ended December 31, 2001, PPL Energy Supply recorded $7 million in pre-tax income for net unrealized mark-to-market gains, primarily on derivative instruments used for speculative (non-hedge) purposes. During this period, PPL Energy Supply also reclassified into earnings an after-tax loss of $7 million for derivatives that no longer qualified as hedges.

See Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," for further discussion regarding price risk management, and sensitivities of hedged portfolios to changes in prices and interest rates.

2) Pension and Other Postretirement Benefits

As described in Note 12, PPL Energy Supply subsidiaries sponsor various pension and postretirement plans and participate in, and are allocated a significant portion of the liability and net periodic pension cost of the PPL Retirement Plan and the PPL Postretirement Benefit Plan. PPL Energy Supply follows the guidance of SFAS 87, "Employers' Accounting for Pensions" and SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" for these benefits. Under these accounting standards, assumptions are made regarding the valuation of benefit obligations and performance of plan assets. Delayed recognition of differences between actual results and those assumed is a guiding principle of these standards. This allows for a smoothed recognition of changes in benefit obligations and plan performance over the working lives of the employees who benefit under the plans. The primary assumptions are as follows:

  Discount Rate - The discount rate is used to record the value of benefits, which are based on future projections, in terms of today's dollars.

  Expected Return on Plan Assets - Management projects the future return on plan assets based principally on prior performance. The projected future value of assets reduces the benefit obligation a company will record.

  Rate of Compensation Increase - Management projects employees' annual pay increases, which are used to project employees pension benefits at retirement.

  Health Care Cost Trend - Management projects the expected increases in the cost of health care.

  Amortization of Gains/(Losses) - Management can select the method by which gains or losses are recognized in financial results. These gains or losses are created when actual results differ from estimated results based on the above assumptions.

At December 31, 2001, PPL Energy Supply had been allocated accrued pension and postretirement liabilities of $124 million. These liabilities are included in "Deferred Credits and Other Noncurrent Liabilities - Other" on the Balance Sheet.

During 2001, PPL made changes to its pension plan assumptions related to the discount rate, the rate of compensation increase and the method of amortization of gains/(losses).

A variance in the discount rate, expected return on plan assets, rate of compensation increase or amortization method could have a significant impact on the pension costs recorded under SFAS 87.

A variance in the health care cost trend assumption could have a significant impact on costs recorded under SFAS 106 for postretirement medical expense. The impact of a one-percentage point variance in that assumption is calculated by actuaries and is detailed in Note 12 to the Financial Statements.

3) Asset Impairment

PPL Energy Supply and its subsidiaries review long-lived assets for impairment when events or circumstances indicate carrying amounts may not be recoverable. Assets subject to this review, and for which impairments have been recorded in 2001 or prior years, include international equity investments and consolidated international energy projects.

Reviews were performed for equity investments in accordance with APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." APB Opinion No. 18 provides that "a loss in value of an investment which is other than a temporary decline should be recognized." PPL Energy Supply identifies and measures loss in value of equity investments based upon a comparison of fair value to carrying value.

Through December 31, 2001, such reviews were also performed for generation plant and consolidated international energy projects in accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." On January 1, 2002, PPL Energy Supply adopted SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which replaces SFAS 121. For long-lived assets to be held and used, SFAS 144 retains the requirements of SFAS 121 to (a) recognize an impairment loss only if the carrying amount is not recoverable from undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. Refer to Note 17 for additional information on SFAS 144.

At December 31, 2001, PPL Global evaluated its international investments for impairment, as events and circumstances indicated that the carrying value of its investments in Brazil (CEMAR) and the U.K. (WPD 1953 and WPDL) may not be recoverable. The events that led to these impairment reviews were:

  CEMAR: a prolonged drought that caused electricity rationing, an unfavorable regulatory environment and disruption of Brazil's electricity markets, all of which indicated that the future cash flow stream would be adversely impacted.

  WPD 1953 and WPDL: the Enron bankruptcy led to an impairment review of WPD 1953's equity investment in the Teesside generating station, in which Enron was a part owner, operator and purchaser of the station's output. PPL Global's investments in WPD 1953 and WPDL were then tested for impairment, based on the loss of cash flow from the Teesside impairment and the forecasted reduction in operating cash flows at WPD 1953 and WPDL.

In 2001, PPL Global recorded pre-tax impairment charges of $336 million. Impairments included: $179 million for its investment in CEMAR, $134 million for its investment in WPD 1953 and WPDL, $21 million for its share of the Teesside impairment recorded by WPD 1953 and approximately $2 million for another international investment.

In determining asset impairments, management must make significant judgments and estimates to calculate the fair value of an investment. Fair value is developed through consideration of several valuation methods including comparison to market multiples, comparison of similar recent sales transactions and discounted cash flow. Discounted cash flow is calculated by estimating future cash flow streams, applying appropriate discount rates to determine the present values of the cash flow streams, and then assigning probabilities to the various cash flow scenarios. The impairment is then recorded based on the excess of the carrying value of the investment over fair value.

Changes in assumptions and estimates included within the impairment reviews could result in significantly different results than those identified above and recorded in the Financial Statements.

In June 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets," which eliminates the amortization of goodwill and other acquired intangible assets with indefinite economic useful lives. SFAS 142 requires an annual impairment test of goodwill and other intangible assets that are not subject to amortization. PPL Energy Supply adopted SFAS 142 on January 1, 2002. Refer to Note 17 for additional information on SFAS 142.

4) Leasing

PPL Energy Supply applies the provisions of SFAS 13, "Accounting for Leases", to all leasing transactions. In addition, PPL Energy Supply applies the provisions of numerous other accounting pronouncements that provide specific guidance and additional requirements related to accounting for leases. In general, there are two types of leases from a lessee's perspective: operating leases - leases accounted for off-balance sheet, and capital leases - leases capitalized on the balance sheet.

In accounting for leases, management makes significant assumptions, including the discount rate, the fair market value of the leased assets and the estimated useful life. Changes in these assumptions could result in a significant change to the amounts recognized in the financial statements.

In addition to uncertainty inherent in management assumptions, leasing transactions become increasingly complex when they involve sale/leaseback accounting (leasing transactions where the lessee previously owned the leased assets), synthetic leases (leases that qualify for operating lease treatment for book accounting purposes and financing treatment for tax accounting purposes), or unconsolidated special purpose entities (SPEs) (entities that retain ownership of the property, plant and equipment and the related financing). GAAP requires that SPEs be consolidated if several conditions exist, including if the owners of the SPEs have not made an initial substantive residual equity capital investment that is at risk during the entire lease term.

At December 31, 2001, PPL Energy Supply participated in four major leasing transactions involving unconsolidated SPEs. In accordance with GAAP, these SPEs were not consolidated because the equity owners (entities unrelated to PPL Energy Supply) were required to contribute and maintain a minimum of 3% equity interest throughout the life of the SPEs.

See Note 10 for additional information related to operating lease payments.

5) Contingencies

PPL Energy Supply periodically records the estimated impacts of various conditions, situations or circumstances involving uncertain outcomes. These events are called "contingencies," and PPL Energy Supply's accounting for such events is prescribed by SFAS 5, "Accounting for Contingencies." SFAS 5 defines a contingency as "an existing condition, situation, or set of circumstances involving uncertainty as to possible gain or loss to an enterprise that will ultimately be resolved when one or more future events occur or fail to occur."

SFAS 5 does not permit the accrual of gain contingencies under any circumstances. For loss contingencies, the loss must be accrued if (1) information is available that indicates it is probable that the loss has been incurred, given the likelihood of the uncertain future events; and (2) that the amount of the loss can be reasonably estimated.

The accrual of a contingency involves considerable judgment on the part of management. PPL Energy Supply uses its internal expertise, and outside experts (such as lawyers, tax specialists and engineers), as necessary, to help estimate the probability that a loss has been incurred and the amount (or range) of the loss. The largest contingency on PPL Energy Supply's balance sheet is the loss accrual for above market NUG purchase commitments, being the difference between the above market contract terms and the fair value of the energy. This loss accrual of $854 million was recorded in 1998 by PPL Electric, when PPL Electric's generation business was deregulated. Under regulatory accounting, PPL Electric recorded the above market cost of the purchases from NUGs as part of its purchased power costs on an as-incurred basis, since these costs were recovered in regulated rates. When the generation business was deregulated, the loss contingency associated with the commitment to make above market NUG purchases was recorded. This loss accrual for the above market portion of NUG purchase commitments was recorded because it was probable the loss had been incurred and the estimate of future energy prices could be reasonably determined, using forward pricing information. This loss accrual was transferred to PPL EnergyPlus in the July 1, 2000 corporate realignment. PPL EnergyPlus periodically reviews the reasonableness of the remaining accrual, which was $580 million at December 31, 2001.

PPL Energy Supply has also recorded contingencies for uncollectible accounts, environmental remediation, taxes and litigation in situations where management determined it was probable a loss had been incurred and it could be reasonably estimated.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Sensitive Instruments

PPL Energy Supply actively manages the market risk inherent in its commodity, debt, and foreign currency and equity positions as detailed in Note 18 to the Financial Statements. PPL Energy Supply has a comprehensive risk management policy to manage the risk exposures related to counterparty credit, energy prices, interest rates and foreign currency exchange rates. An RMC comprised of senior officers of PPL oversees the risk management function. Nonetheless, adverse changes in commodity prices, interest rates, foreign currency exchange rates and equity prices may result in losses in earnings, cash flows and/or fair values. The forward-looking information presented below provides estimates of what may occur in the future, assuming certain adverse market conditions, due to reliance on model assumptions. Actual future results may differ materially from those presented. These disclosures are not precise indicators of expected future losses, but only indicators of reasonably possible losses.

Commodity Price Risk

PPL Energy Supply uses various methodologies to simulate forward price curves in the energy markets to estimate the size and probability of changes in market value resulting from commodity price movements. The methodologies require several key assumptions, including selection of confidence levels, the holding period of the commodity positions, and the depth and applicability to future periods of historical commodity price information.

As of December 31, 2001, PPL Energy Supply estimated that a 10% adverse movement in market prices across all geographic areas and time periods would have decreased the value of its non-hedge portfolio by an insignificant amount, as compared to $6 million at December 31, 2000. A similar adverse movement in market prices would have decreased the value of its hedge portfolio by approximately $8 million, as compared to $292 million at December 31, 2000. However, the change in the value of the hedge portfolio would have been offset by an increase in the value of the underlying commodity, the electricity generated. The decline in forward prices from 2000 is the primary reason for the differences between the 2001 and the 2000 sensitivity analyses. In addition to commodity price risk, PPL Energy Supply's commodity positions are also subject to operational and event risks including, among others, increases in load demand and forced outages at power plants.

PPL Energy Supply's risk management program is designed to manage the risks associated with market fluctuations in the price of electricity, natural gas, oil and emission allowances. PPL Energy Supply's risk management policy and programs include risk identification and risk limits management, with measurement and controls for real-time monitoring. PPL Energy Supply has entered into forward, option, and tolling contracts that require physical delivery of the commodity, as well as futures, exchange-for-physical transactions and other financial contracts (such as swap agreements where settlement is generally based on the difference between a fixed price and an index-based price for the underlying commodity). PPL Energy Supply expects the use of these contracts to be ongoing.

PPL Energy Supply enters into contracts to hedge the impact of market fluctuations on PPL Energy Supply's energy-related assets, liabilities and other contractual obligations. PPL Energy Supply also executes these contracts to take advantage of market opportunities. As a result, PPL Energy Supply may at times create a net open position in its portfolio that could result in significant losses if prices do not move in the manner or direction anticipated.

Commodity Price Risk - PLR Contract

Currently, PPL Electric and PPL EnergyPlus have a power supply agreement under which PPL EnergyPlus sells to PPL Electric (under a predetermined pricing arrangement) energy, capacity, and ancillary services to fulfill PPL Electric's PLR obligation through 2001. PPL EnergyPlus also has contracted to supply PPL Electric with long-term power for the period 2002 through 2009. See Note 15 to the Financial Statements for additional information. As a result, PPL Electric has shifted any electric price risk relating to its PLR obligation to PPL EnergyPlus for 2001 through 2009.

Interest Rate Risk

PPL Energy Supply and its subsidiaries have issued debt to finance their operations. PPL manages interest rate risk for PPL Energy Supply by using financial derivative products to adjust the mix of fixed and floating-rate interest rates in its debt portfolios, adjusting the duration of its debt portfolios and locking in U.S. treasury rates (and interest rate spreads over treasuries) in anticipation of future financing, when appropriate. Risk limits under the risk management program are designed to balance risk exposure to volatility in interest expense and losses in the fair value of PPL Energy Supply's debt portfolio due to changes in the absolute level of interest rates.

At December 31, 2001, PPL Energy Supply's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was estimated at $4 million.

PPL Energy Supply is also exposed to changes in the fair value of its debt portfolio. At December 31, 2001, PPL estimated that its potential exposure to a change in the fair value of its debt portfolio, through a 10% adverse movement in interest rates, was $2 million, as compared to $1 million at December 31, 2000.

PPL utilizes various risk management instruments to reduce PPL Energy Supply's exposure to adverse interest rate movements for future anticipated financings. While PPL Energy Supply is exposed to changes in the fair value of these instruments, they are designed such that any economic loss in value should be offset by interest rate savings at the time the future anticipated financing is completed. At December 31, 2001, and December 31, 2000, PPL Energy Supply had not entered into any such instruments.

See Notes 7 and 18 to the Financial Statements for a discussion of financial derivative instruments outstanding at December 31, 2001.

Foreign Currency Risk

PPL is exposed to foreign currency risk primarily through investments in affiliates in Latin America and Europe. In addition, PPL may make purchases of equipment in currencies other than U.S. dollars.

PPL has adopted a foreign currency risk management program designed to hedge certain foreign currency exposures, including firm commitments, recognized assets or liabilities and net investments.

During the first quarter of 2001, PPL entered into contracts for the forward purchase of 51 million euros to pay for certain equipment in 2002 and 2003. The estimated value of these forward purchases as of December 31, 2001, being the amount PPL would have to pay to terminate them, was $3 million. At December 31, 2000, PPL had a forward purchase contract for 37 million euros. The estimated amount that PPL would have had to pay to terminate the forward purchases was insignificant.

Nuclear Decommissioning Fund - Securities Price Risk

In order to meet NRC requirements, PPL Susquehanna maintains trust funds to fund certain costs of decommissioning the Susquehanna station. As of December 31, 2001, these funds were invested primarily in domestic equity securities and fixed-rate, fixed-income securities and are reflected at fair value on PPL Energy Supply's Balance Sheet. The mix of securities is designed to provide returns to be used to fund Susquehanna's decommissioning and to compensate for inflationary increases in decommissioning costs. However, the equity securities included in the trusts are exposed to price fluctuation in equity markets, and the values of fixed-rate, fixed-income securities are exposed to changes in interest rates. PPL Susquehanna actively monitors the investment performance and periodically reviews asset allocation in accordance with its nuclear decommissioning trust policy statement. At December 31, 2001, a hypothetical 10% increase in interest rates and a 10% decrease in equity prices would have resulted in an estimated $17 million reduction in the fair value of the assets, as compared to an $18 million reduction at December 31, 2000.

PPL Electric's 1998 restructuring settlement agreement provides for the collection of authorized nuclear decommissioning costs through the CTC. Additionally, PPL Electric is permitted to seek recovery from customers of up to 96% of any increases in these costs. Under the power supply agreement between PPL Electric and PPL EnergyPlus, these revenues are passed on to PPL EnergyPlus. Similarly, these revenues are passed on to PPL Susquehanna under a power supply agreement between PPL EnergyPlus and PPL Susquehanna. Therefore, PPL Energy Supply's securities price risk is expected to remain insignificant.

Report of Independent Accountants

To the Board of Managers and Sole Member
of PPL Energy Supply, LLC:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 176 present fairly, in all material respects, the financial position of PPL Energy Supply, LLC and its subsidiaries ("PPL Energy Supply") at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of PPL Energy Supply's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 18 to the consolidated financial statements, PPL Energy Supply changed its method of accounting for derivative and hedging activities pursuant to Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (an amendment of FASB Statement 133). PPL Energy Supply also changed its method of accounting for amortizing unrecognized gains or losses in the annual pension expense/income determined under Statement of Financial Accounting Standards No. 87, Employers' Accounting for Pensions, as discussed in Note 12 to the consolidated financial statements.

PricewaterhouseCoopers LLP
Philadelphia, PA
February 4, 2002

PPL Energy Supply, LLC
Management's Report on Responsibility for Financial Statements

The management of PPL Energy Supply is responsible for the preparation, integrity and objectivity of the consolidated financial statements and all other sections of this annual report. The financial statements were prepared in accordance with accounting principles generally accepted in the United States of America. In preparing the financial statements, management makes informed estimates and judgments of the expected effects of events and transactions based upon currently available facts and circumstances. Management believes that the financial statements are free of material misstatement and present fairly the financial position, results of operations and cash flows of PPL Energy Supply.

PPL Energy Supply's consolidated financial statements have been audited by PricewaterhouseCoopers LLP (PWC), independent certified public accountants. PWC's appointment as auditors was previously ratified by the shareowners of PPL. Management has made available to PWC all PPL Energy Supply's financial records and related data, as well as the minutes of board of managers' meetings. Management believes that all representations made to PWC during its audit were valid and appropriate.

PPL Energy Supply maintains a system of internal control designed to provide reasonable, but not absolute, assurance as to the integrity and reliability of the financial statements, the protection of assets from unauthorized use or disposition and the prevention and detection of fraudulent financial reporting. The concept of reasonable assurance recognizes that the cost of a system of internal control should not exceed the benefits derived and that there are inherent limitations in the effectiveness of any system of internal control.

Fundamental to the control system is the selection and training of qualified personnel, an organizational structure that provides appropriate segregation of duties, the utilization of written policies and procedures and the continual monitoring of the system for compliance. In addition, PPL maintains an internal auditing program to evaluate PPL Energy Supply's system of internal control for adequacy, application and compliance. Management considers the internal auditors' and PWC's recommendations concerning its system of internal control and has taken actions which are believed to be cost-effective in the circumstances to respond appropriately to these recommendations. Management believes that PPL Energy Supply's system of internal control is adequate to accomplish the objectives discussed in this report.

The Board of Managers, acting through PPL's Audit Committee, oversees management's responsibilities in the preparation of the financial statements. In performing this function, the Audit Committee, which is composed of four independent directors, meets periodically with management, the internal auditors and PWC to review the work of each. PWC and the internal auditors have free access to PPL's Audit Committee and to the Board of Managers, without management present, to discuss internal accounting control, auditing and financial reporting matters.

Management also recognizes its responsibility for fostering a strong ethical climate so that PPL Energy Supply's affairs are conducted according to the highest standards of personal and corporate conduct. This responsibility is characterized and reflected in the business policies and guidelines of PPL Energy Supply's operating subsidiaries. These policies and guidelines address: the necessity of ensuring open communication within PPL Energy Supply; potential conflicts of interest; proper procurement activities; compliance with all applicable laws, including those relating to financial disclosure; and the confidentiality of proprietary information.

William F. Hecht

President

John R. Biggar

Vice President

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENT OF INCOME FOR THE YEARS ENDED DECEMBER 31,
PPL Energy Supply, LLC and Subsidiaries
(Millions of Dollars)
	2001	2000	1999

Operating Revenues
Wholesale energy marketing and trading	$3,010	$1,827	$46
Retail electric and gas	764	879	661
Energy related businesses	501	347	209
Equity in earnings of unconsolidated affiliates (Notes 1 and 3)	127	68	58

Total	4,402	3,121	974

Operating Expenses
Operation
Fuel	500	269	2
Energy purchases	1,491	1,378	754
Other operation and maintenance	758	475	50
Transmission	52	54	1
Depreciation (Note 1)	157	89	20
Taxes, other than income (Note 5)	38	53	19
Project development	30	16	2
Energy related businesses	468	323	207
Other charges
Write-down of international energy projects	336		51
Cancellation of generation projects	150

Total	3,980	2,657	1,106

Operating Income (Loss)	422	464	(132)

Other Income - net	68	34	134

Income Before Interest Expense	490	498	2

Interest Expense	47	127	52

Income Before Income Taxes and Minority Interest	443	371	(50)

Income Taxes (Note 5)	274	125	(29)

Minority Interest (Note 1)	(2)	4	14

Income (Loss) Before Cumulative Effect of a
Change in Accounting Principle	171	242	(35)

Cumulative Effect of a Change in Accounting Principle
(net of income taxes) (Note 12)	3

Net Income (Loss)	$174	$242	$(35)

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,
PPL Energy Supply, LLC and Subsidiaries
(Millions of Dollars)
	2001	2000	1999
Cash Flows From Operating Activities
Net income (loss)	$174	$242	$(35)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities
Depreciation	157	89	20
Nuclear fuel amortization	58	30
Amortization - energy commitments	(119)	(68)
Dividends received	103	4	29
Gain on sale of electric energy projects			(78)
Cancellation of generation projects	150
Write-down of international energy projects	336		51
Equity in earnings of unconsolidated affiliates	(127)	(68)	(58)
Deferred revenue, advance payment on PLR supply	90
Deferred income taxes and investment tax credits	14	(19)	26
Pension income	(23)
Cumulative effect of change in accounting principle	(3)
Change in current assets and current liabilities
Accounts receivable	47	(9)	(254)
Accounts payable	(145)	242	32
Other - net	(84)	201	28
Other operating activities	(6)	(29)	(10)

Net cash provided by (used in) operating activities	622	615	(249)

Cash Flows From Investing Activities
Expenditures for property, plant and equipment	(380)	(280)	(37)
Proceeds from the sale of electric energy projects			123
Proceeds from PPL Montana sale/leaseback		410
Investment in generating assets and electric energy projects	(312)	(575)	(1,066)
Net (increase) decrease in notes receivable from affiliates	986	(914)	54
Other investing activities - net	(16)	8

Net cash provided by (used in) investing activities	278	(1,351)	(926)

Cash Flows From Financing Activities
Issuance of long-term debt	729
Retirement of long-term debt	(9)	(42)	(145)
Contributions from Member	953	17	643
Distributions to Member	(463)	(142)
Net increase (decrease) in short-term debt	(193)	(180)	362
Net increase (decrease) in short-term debt payable to affiliates	(1,200)	1,122	341
Other financing activities - net	(12)	9

Net cash provided by (used in) financing activities	(195)	784	1,201

Effect of Exchange Rates on and Cash Equivalents	(3)

Net Increase in Cash and Cash Equivalents	702	48	26
Cash and Cash Equivalents at Beginning of Period	130	82	56

Cash and Cash Equivalents at End of Period	$832	$130	$82

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest (net of amount capitalized)	$53	$27
Income taxes	$60	$117	$(64)

Non-cash Contributions from Member
Intercompany notes and accounts receivable (Note 8)	$920
Net assets transferred in corporate realignment (Note 16)		$1,588
Property, equipment, financing and acquisition costs			$23

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEET AT DECEMBER 31,
PPL Energy Supply, LLC and Subsidiaries
(Millions of Dollars)
	2001	2000
Assets

Current Assets
Cash and cash equivalents (Note 1)	$832	$130
Accounts receivable (less reserve: 2001, $100; 2000, $52)	344	355
Accounts receivable from affiliated companies (Note 15)	113	128
Notes receivable from affiliated companies (Note 15)	305	1,279
Unbilled revenues	114	142
Fuel, materials and supplies - at average cost	209	154
Prepayments	39	31
Price risk management assets (Notes 1 and 18)	123	73
Deferred income taxes	17	38
Other	34	46

	2,130	2,376

Investments
Investment in unconsolidated affiliates - at equity (Notes 1 and 3)	586	800
Investment in unconsolidated affiliates - at cost (Note 1)	114	46
Note receivable from affiliated companies	90
Nuclear plant decommissioning trust fund (Note 6)	276	268
Other	13	4

	1,079	1,118

Property, Plant and Equipment - net (Note 1)	3,480	3,389

Other Noncurrent Assets
Goodwill, net (Note 1)	328	452
Deferred income taxes		59
Other	152	69

	480	580

	$7,169	$7,463

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEET AT DECEMBER 31,
PPL Energy Supply, LLC and Subsidiaries
(Millions of Dollars)
	2001	2000
Liabilities and Equity

Current Liabilities
Short-term debt (Note 8)	$118	$170
Short-term debt payable to affiliated companies (Note 15)		2,120
Long-term debt	24	33
Accounts payable	493	380
Accounts payable to affiliated companies (Note 15)	47	169
Above market NUG contracts (Note 14)	87	93
Wholesale energy commitments (Note 14)	13	23
Taxes	102	145
Distributions payable	1	93
Deferred revenue on PLR energy supply to affiliate (Note 15)	11
Price risk management liabilities (Notes 1 and 18)	97	77
Other	151	46

	1,144	3,349

Long-term Debt	737	159

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes and investment tax credits (Note 5)	55	82
Above market NUG contracts (Note 14)	493	581
Wholesale energy commitments (Note 14)	65	76
Nuclear plant decommissioning (Note 6)	294	280
Deferred revenue on PLR energy supply to affiliate (Note 15)	79
Other	292	305

	1,278	1,324

Commitments and Contingent Liabilities (Note 14)

Minority Interest	38	54

Member's Equity	3,972	2,577

	$7,169	$7,463

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF MEMBER'S EQUITY AND COMPREHENSIVE INCOME
PPL Energy Supply, LLC and Subsidiaries
(Millions of Dollars)
	For the Years Ended December 31,

	2001	2000	1999

Member's equity at beginning of year	$2,577	$922	$297
Member's contributions	1,873	1,540	711
Net income (loss) (a)	174	242	(35)
Other comprehensive income, net of tax:
Foreign currency translation adjustments (a)	(234)	15	(51)
Unrealized gain on qualifying derivatives (a)	46
Minimum pension liability adjustments (a)	(1)
Distributions to Member	(463)	(142)

Total Member's Equity	$3,972	$2,577	$922

(a) Statement of Comprehensive Income (Note 1):
Net income (loss)	$174	$242	$(35)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax of $15, $6, $6	(234)	15	(51)
Unrealized gain on qualifying derivatives, net of tax of $29	46
Minimum pension liability adjustments	(1)

Total other comprehensive income (loss)	(189)	15	(51)

Comprehensive Income (loss)	$(15)	$257	$(86)

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF LONG-TERM DEBT AT DECEMBER 31,
PPL Energy Supply, LLC and Subsidiaries
(Millions of Dollars)
	Outstanding
	2001		2000	Maturity (a)
6.40% Senior Unsecured Notes	$500	(b)		November 1, 2011
18% Banco Rural S.A. - Brazilian real denominated	6	(d)	25	2002
5% - 10% Electrobras - Brazilian real denominated	73	(d)	98	2012
13% Electronorte S.A. - U.S. dollar denominated	15	(d)	19	2005
6% - 8% Brazilian Govt. - U.S. dollar denominated		(d)	4	2014-2024
LIBOR Brazilian Govt. - U.S. dollar denominated	9	(d)	6	2001-2024
6.20% Bonds - UF denominated debt	71	(c)		2006
6.40% Bonds - UF denominated debt	59	(c)		2022
6% Bolivian Govt.	11		11	2001-2013
2.96% - 18% UF denominated debt with various banks	9		15	2002-2013
9% Note payable	3		10	2002-2004
Other Long-Term Debt	9		4	2002-2011

	765		192
Unamortized discount	(4)

	761		192
Less amount due within one year	(24)		(33)

Total Long-Term Debt	$737		$159

(a)	Aggregate long-term debt maturities through 2006 are (millions of dollars); 2002, $24; 2003, $41; 2004, $25; 2005; $19; 2006, $79. There are no debt securities outstanding that have sinking fund requirements.
(b)	In October 2001, PPL Energy Supply issued $500 million of 6.40% Senior Unsecured Notes due 2011.
(c)	During the last quarter of 2001, PPL Global's subsidiary Emel issued long-term debt of $127 million in 6.20% and 6.40% inflation-linked bonds.
(d)	In 2001, PPL Global's subsidiary CEMAR issued $99 million of long-term debt. A portion of CEMAR's debt was reclassified as short-term debt in conjunction with CEMAR's impairment. (See Note 21.)

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

PPL ENERGY SUPPLY, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Summary of Significant Accounting Policies and Basis of Presentation

  Business

  PPL Energy Supply is an indirect wholly-owned subsidiary of PPL. PPL Energy Supply was formed as a subsidiary of PPL Energy Funding in November 2000 to engage in competitive energy businesses. In May 2001, PPL Energy Funding contributed its interests in PPL Generation, PPL EnergyPlus and PPL Global to PPL Energy Supply, after receipt of required regulatory approvals. As a result, PPL Energy Supply is now the parent of PPL Generation, PPL EnergyPlus, PPL Global and PPL Investment Corporation. PPL Energy Funding is the sole Member of PPL Energy Supply.

  The principal business of PPL Generation is owning and operating U.S. generating facilities through various subsidiaries. The principal business of PPL EnergyPlus is unregulated wholesale and retail energy marketing. PPL Global's principal businesses are the acquisition and development of both U.S. and international energy projects, and the ownership and operation of international energy projects. PPL Investment Corporation makes loans to subsidiaries of PPL Energy Supply and affiliates of PPL.

  Predecessor Businesses and Basis of Presentation

  The SEC requires financial information of a registrant's predecessors for all periods prior to a registrant's existence. The following business and asset acquisitions were identified as predecessors to PPL Energy Supply:

  1950 - Realty Company of Pennsylvania

  1960 - Lady Jane Collieries, Inc.

  1968 - Pennsylvania Mines, LLC

  1975 - Greene Manor Coal Company

  1976 - PPL Interstate Energy Company

  1977 - BDW Corporation

  1995 - PPL Global, LLC; PPL Spectrum, Inc.

  1998 - PPL EnergyPlus, LLC; H. T. Lyons, Inc.; McClure Company

  1999 - generation assets acquired from Montana Power (forming PPL Montana, LLC); PPL Rights, Inc.; Burns Mechanical, Inc.; McCarl's Inc.; PPL Energy Services Northeast, Inc. (formerly Western Mass. Holdings, Inc.); PPL Synfuel Investments, LLC; PPL Somerset, LLC; PPL Maine, LLC

  2000 - Clymer Fuel, LLC; generation assets transferred by PPL Electric Utilities in the July 1, 2000 corporate realignment (formed as subsidiaries of PPL Generation, LLC. See Note 16).

  Since acquisition or formation, each entity identified above remained a wholly-owned subsidiary of PPL or its subsidiaries. Therefore, the entities listed above have been combined as one collective predecessor for purposes of satisfying SEC financial statement requirements, based on their respective acquisition or formation dates. In the balance of these notes, "PPL Energy Supply" refers to the predecessors of PPL Energy Supply as presented above.

  Certain line items in these PPL Energy Supply financial statements may not be consistent with the financial statements previously issued in connection with the Securities Act of 1934 filing requirements of PPL, due to reclassifications, as well as eliminations at different levels of consolidation.

  Consolidation

  PPL Energy Supply consolidates the financial statements of its affiliates when it has control. All significant intercompany transactions have been eliminated. Minority interests in operating results and equity ownership are reflected in the consolidated financial statements.

  The consolidated financial statements reflect the accounts of all controlled affiliates on a current basis, with the exception of certain PPL Global investments. It is the policy of PPL Global to consolidate foreign affiliates and record equity in earnings of affiliates on a lag, based on the availability of financial data on a U.S. GAAP basis:

  Equity earnings from WPD 1953, the parent of WPD (South West) and WPD (South Wales), and WPDL are recorded on a one-month lag. PPL Global has 51% equity ownership interests in these entities but has joint control of these investments with Mirant. Earnings from all other foreign equity method investments are recorded on a three-month lag.

  PPL Global consolidates the results of controlled subsidiaries, Emel, EC, the Bolivian subsidiaries and other investments, on a one-month lag. The results of CEMAR are consolidated on a three-month lag. The portion of the subsidiaries' earnings owned by outside shareowners is included in "Minority Interest" in the consolidated financial statements.

  PPL Global's 8.5% investment in CGE is accounted for using the cost method. Dividends from CGE are recorded as income when received.

  Use of Estimates/Contingencies

  The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  PPL Energy Supply records loss contingencies in accordance with SFAS 5, "Accounting for Contingencies."

  Property, Plant and Equipment

  Following are the classes of Property, Plant and Equipment, with the associated accumulated depreciation at December 31 (millions of dollars):

	2001	2000
Electric plant
Generation	$7,208	$6,801
Transmission and distribution	561	769
Nuclear fuel	127	320
Construction work in progress	146	226
General	174	149
Gas and oil	67	67
Other property	96	94

	8,379	8,426
Less: Accumulated depreciation	4,899	5,037

	$3,480	$3,389

  Property, plant and equipment is recorded at original costs, unless impaired under the provisions of SFAS 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of." Original cost includes material, labor, contractor costs, construction overheads and capitalized interest. The cost of repairs and minor replacements are charged to expense as incurred. When a component of property, plant or equipment is retired that was depreciated under the composite or group method, the original cost is charged to accumulated depreciation. When all or a significant portion of an operating unit is retired or that was depreciated under the composite or group method, the property and the related accumulated depreciation account is reduced and any gain or loss is included in income, unless otherwise required by regulators.

  Depreciation is computed over the estimated useful lives of property using various methods including the straight-line, composite and group methods. The annual provisions for depreciation have been computed principally in accordance with the following ranges of asset lives: generation, 5-50 years; transmission and distribution, 30-40 years; and general, 5-58 years. PPL Energy Supply periodically reviews and adjusts the depreciable lives of its fixed assets.

  Asset Impairment

  Long-lived assets and identifiable intangibles held and used by PPL Energy Supply and its subsidiaries are reviewed for impairment when events or circumstances indicate carrying amounts may not be recoverable. Such reviews are performed in accordance with SFAS 121. Impairment losses on such long-lived assets are recognized when book values exceed expected undiscounted future cash flow with the impairment measured on a discounted future cash flows basis. Equity investments are reviewed for impairment in accordance with APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." APB Opinion No. 18 provides that "a loss in value of an investment which is other than a temporary decline should be recognized." PPL Energy Supply identifies and measures loss in value of equity investments based upon a comparison of fair value to carrying value. See Note 17 for the impact of SFAS 144 on accounting for asset impairments.

  Amortization of Goodwill

  Goodwill is amortized on a straight-line basis over a period not to exceed 40 years. The excess cost over the fair value of investments accounted for under the equity method is amortized on a straight-line basis over a period not in excess of 40 years. The unamortized excess cost (goodwill element) is reported in "Investment in unconsolidated affiliates - at equity" on the Balance Sheet. See Note 3 for more information. See Note 17 for the impact of SFAS 142 on accounting for goodwill.

  Accounting for Price Risk Management

  PPL Energy Supply enters into commodity contracts for the physical purchase and sale of energy as well as energy contracts that can be settled financially. Through PPL, PPL Energy Supply enters into interest rate derivative contracts to hedge its exposure to changes in the fair value of its debt instruments, as well as its exposure to variability in expected cash flows associated with existing debt instruments or forecasted transactions. Through PPL, PPL Energy Supply also enters into foreign currency derivative contracts to hedge foreign currency exposures, including firm commitments, recognized assets or liabilities, forecasted transactions or net investments.

  As of January 1, 2001, contracts that meet the definition of a derivative were accounted for under SFAS 133, "Accounting for Derivative Instrument and Hedging Activities." Certain energy contracts have been excluded from SFAS 133's requirements because they meet the definition of a "normal sale or purchase" under DIG Issue C15, "Scope Exceptions: Normal Purchases and Normal Sales Exception for Certain Option-Type Contracts and Forward Contracts in Electricity." These contracts are reflected in the financial statements using the accrual method of accounting. See Note 18 for additional information on SFAS 133.

  Under SFAS 133, all derivatives are recognized on the balance sheet at their fair value. On the date the derivative contract is executed, PPL Energy Supply designates the derivative as a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment ("fair value" hedge), a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge), a foreign currency fair value or cash flow hedge ("foreign currency" hedge), a hedge of a net investment in a foreign operation, or a non-hedge derivative. Changes in the fair value of a derivative that is highly effective as, and is designated and qualifies as, a fair value hedge, along with the loss or gain on the hedged asset or liability that is attributable to the hedged risk, are recorded in current-period earnings. Changes in the fair value of a derivative that is highly effective as, and is designated as and qualifies as, a cash flow hedge are recorded in other comprehensive income, until earnings are affected by the variability of cash flows being hedged. Changes in the fair value of derivatives that are designated as and qualify as, foreign currency hedges are recorded in either current-period earnings or other comprehensive income, depending on whether the hedge transaction is a fair value hedge or a cash flow hedge. If however, a derivative is used as a hedge of a net investment in a foreign operation, its changes in fair value, to the extent effective as a hedge, are recorded in the cumulative translation adjustments account within equity. Changes in the fair value of derivatives that are not designated as hedging instruments are reported in current-period earnings.

  In addition, PPL Energy Supply has entered into non-derivative contracts that meet the definition of energy trading activities as defined by EITF 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." In accordance with EITF 98-10, energy trading contract gains and losses from changes in market prices are marked to market through earnings.

  For 1999 and 2000, PPL EnergyPlus used EITF 98-10 to account for its commodity forward and financial contracts. As such, contracts that did not meet the definition of energy trading contracts, as defined by EITF 98-10, were reflected in the financial statements using the accrual method of accounting. The gains or losses on interest rate derivative contracts that settled prior to the adoption of SFAS 133 were deferred and are being recognized over the life of the debt. Market gains and losses on foreign currency derivative contracts that settled prior to the adoption of SFAS 133 were recognized in accordance with SFAS 52, "Foreign Currency Translation," and are included in "Foreign currency translation adjustments," a component of Member's Equity on the Balance Sheet.

  Gains and losses from changes in market prices of energy sales contracts are accounted for in "Wholesale energy marketing and trading" revenues; gains and losses from changes in market prices of energy purchase contracts are accounted for in "Energy purchases" on the Statement of Income. The amortized gains and losses from interest rate derivative contracts are accounted for in "Interest Expense."

  Revenue Recognition

  "Retail electric and gas" and "Wholesale energy marketing and trading" revenues are recorded based on deliveries through the end of the calendar month. Unbilled retail revenues result because customers meters are read and bills are rendered throughout the month, rather than all being read at the end of the month. Unbilled revenues for a month are calculated by multiplying an estimate of unbilled kWh by the estimated average cents per kWh.

  "Energy related businesses" revenue includes revenues from PPL Global and the mechanical contracting and engineering subsidiaries. PPL Global's revenue reflects its proportionate share of affiliate earnings under the equity method of accounting, as described in the "Consolidation" section of Note 1, and dividends received from its investments are accounted for using the cost method. The mechanical contracting and engineering subsidiaries record profits from construction contracts on the percentage-of-completion method of accounting. Income from time and material contracts is recognized currently as the work is performed. Costs include all direct material and labor costs and job-related overhead. Provisions for estimated loss on uncompleted contacts, if any, are made in the period in which such losses are determined.

  Income Taxes

  The income tax provision for PPL Energy Supply is calculated in accordance with SFAS 109, "Accounting for Income Taxes." The taxable income or loss is included in the consolidated federal income tax return of PPL. The income tax provision for PPL Energy Supply is calculated in accordance with an intercompany tax sharing policy which provides that the taxable income be calculated as if PPL Energy Supply filed a separate return.

  Leases

  See Note 10 for a discussion on accounting for leases.

  Pension and Other Postretirement Benefits

  See Note 12 for a discussion on accounting for pension and other postretirement benefits.

  Cash Equivalents

  All highly liquid debt instruments purchased with original maturities of three months or less are considered to be cash equivalents.

  Comprehensive Income

  Comprehensive income consists of net income and other comprehensive income, defined as changes in Member's equity from transactions other than with the Member. Other comprehensive income consists of foreign currency translation adjustments, unrealized gains or losses on available-for-sale securities and qualifying derivatives, and the excess of additional pension liability over unamortized prior service costs. Comprehensive income is reflected on the Statement of Member's Equity and Comprehensive Income, and "Accumulated other comprehensive income" is included in Member's Equity on the Balance Sheet. The accumulated other comprehensive income of PPL Energy Supply at December 31, 2001 and 2000 was $(226) million and $(37) million, respectively.

  Foreign Currency Translation

  Assets and liabilities of international operations, where the local currency is the functional currency, are translated at year-end exchange rates, and related revenues and expenses are translated at average exchange rates prevailing during the year. Adjustments resulting from translation are recorded in other comprehensive income. The effect of translation adjustments on other comprehensive income, net of income taxes, is disclosed in the Statement of Member's Equity and Comprehensive Income. Gains or losses relating to foreign currency transactions are recognized in income currently. The aggregate transaction gain was $8 million in 2001, and was not significant in 2000.

  Project Development

  PPL Global expenses the costs of evaluating potential acquisition and development opportunities as incurred. Acquisition and development costs are capitalized upon approval of the investment by the PPL Global Board of Managers and the Finance Committee of PPL's Board of Directors or, if later, the achievement of sufficient project milestones such that the economic viability of the project is reasonably assured. The level of assurance needed for capitalization of such costs requires that all major uncertainties be resolved and that there is a high probability that the project will proceed as planned, or that such costs will be recoverable through long-term operations, a financing or a sale.

  The continued capitalization of project development and acquisition costs is subject to on-going risks related to successful completion. In the event that PPL Global determines that a particular project is no longer viable, previously capitalized costs are charged to expense in the period that such determination is made.

  Reclassification

  Certain amounts in the 2000 and 1999 financial statements have been reclassified to conform to the current presentation.

  Segment and Related Information

  PPL Energy Supply's reportable segments are Supply and International. The Supply group consists of the domestic energy marketing, generation and domestic development operations of PPL Energy Supply. The International group includes PPL Global's responsibility for the acquisition, development, ownership and operation of international energy projects. The majority of PPL Global's international investments are located in the U.K., Chile, El Salvador and Brazil. Segments include direct charges, as well as an allocation of indirect corporate costs, for services provided by PPL Services. These service costs include functions such as financial, legal, human resources and information services.

  See Note 15 for discussion of the contract between PPL Electric and PPL EnergyPlus.

  Previously reported information has been restated to conform to the current presentation. Financial data for PPL Energy Supply's business segments are as follows (millions of dollars):

	2001	2000	1999
Income Statement Data
Revenues from external customers
Supply	$3,827	$2,666	$556
International	575	455	418

	4,402	3,121	974

Equity in earnings of unconsolidated affiliates
Supply	14	(10)	1
International	113	78	57

	127	68	58

Depreciation
Supply	126	68	3
International	31	21	17

	157	89	20

Amortizations - nuclear fuel and energy commitments
Supply	61	38

	61	38

Interest and dividend income
Supply	61	29	5
International	2	14

	63	43	5
Interest expense
Supply	(48)	90	33
International	95	37	19

	47	127	52

Income taxes
Supply	237	111	(72)
International	37	14	43

	274	125	(29)

Net Income (loss)
Supply	489	182	(91)
International	(315)	60	56

	$174	$242	$(35)

	2001	2000	1999

Cash Flow Data
Expenditures for property, plant and equipment
Supply	$254	$246	$33
International	126	34	4

	380	280	37

Investment in generating assets and electric energy projects
Supply	176	102	841
International	136	473	225

	$312	$575	$1,066

	As of December 31,
	2001	2000
Balance Sheet Data
Net investment in unconsolidated affiliates - at equity
Supply	$211	$165
International	375	635

	586	800

Total assets
Supply	5,730	5,585
International	1,439	1,878

	$7,169	$7,463

	2001	2000	1999
Geographic Data
Revenues from external customers
Domestic	$3,827	$2,666	$556
Foreign	575	455	418

	$4,402	$3,121	$974

	As of December 31,
	2001	2000
Property, plant and equipment
Domestic	$2,893	$2,651
Foreign	587	738

	$3,480	$3,389

  The Supply segment information reported at the PPL Energy Supply level will not be consistent with the Supply segment information reported at the PPL level. Additional Supply segment functions exist at PPL that are outside of PPL Energy Supply. Further, certain income items exist at the PPL Energy Supply level, but are eliminated at the PPL level. Lastly, certain expense items are fully allocated to the segments at the PPL level only.

  Investment in Unconsolidated Affiliates - at Equity

  PPL Energy Supply's investment in unconsolidated affiliates accounted for under the equity method was $586 million and $800 million at December 31, 2001 and 2000. The most significant investment was PPL Global's investment in WPD 1953, which was $328 million at December 31, 2001 and $479 million at December 31, 2000. WPD 1953 owns WPD (South West) and WPD (South Wales). See Note 21 for a discussion on the write-down of international energy projects. At December 31, 2001, PPL Global had a 51% equity ownership interest in WPD 1953, but shared joint control with Mirant. Accordingly, PPL Global accounts for its investment in WPD 1953 (and other investments where it has majority ownership but lacks control) under the equity method of accounting.

  Investment in unconsolidated affiliates accounted for under the equity method at December 31, 2001, and the effective equity ownership percentages, were as follows:

  PPL Global:

  Bolivian Generating Group, LLC - 29.3%

  Latin American Energy & Electricity Fund I, LP - 16.6%

  Aguaytia Energy, LLC - 11.4%

  Hidrocentrais Reunidas, LDA - 50.0%

  Hidro Iberica, B. V. - 50.0%

  WPD 1953 - 51.0%

  WPDL - 51.0%

  PPL Generation:

  Safe Harbor Water Power Corporation - 33.3%

  Bangor Pacific Hydro Associates - 50.0%

  Southwest Power Partners, LLC - 50.0%

  Summarized below is financial information from the financial statements of these affiliates accounted for by the equity method (millions of dollars):

Balance Sheet Data
	As of December 31,
	2001	2000
Current Assets	$612	$396
Noncurrent Assets	5,517	4,904
Current Liabilities	502	409
Noncurrent Liabilities	3,955	3,365

  Income Statement Data
	2001	2000	1999
Revenues (a)	$647	$491	$1,101
Operating Income	328	251	203
Net Income (a)	248	127	419

    The decrease in revenues and net income in 2001 and 2000 from 1999 were in part due to the sale of the supply business of WPD (South West), formerly SWEB, in the fourth quarter of 1999.

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

  PPL Montana provided power to Montana Power under two wholesale transition sales agreements. One agreement expired in December 2001 and the second agreement expires in June 2002. See Note 14 for more information regarding a new power supply agreement beginning in July 2002.

  Income and Other Taxes

  For 2001, 2000 and 1999 the corporate federal income tax rate was 35%. The statutory corporate net income tax rates for Pennsylvania and Montana were 9.99% and 6.75%.

  The tax effects of significant temporary differences comprising PPL Energy Supply's net deferred income tax asset were as follows (millions of dollars):

	2001	2000
Deferred Tax Assets
Deferred investment tax credits	$47	$52
NUG contracts & buybacks	272	318
Accrued pension costs	25	34
Deferred foreign income taxes	109	59
Cancellation of generation projects	60
Impairment write-down	61
Valuation allowance	(172)	(8)
Other	98	83

	500	538

Deferred Tax Liabilities
Electric plant - net	358	333
Foreign investments	14	15
Deferred foreign income taxes	42	52
Other	10	4

	424	404

Net deferred tax asset	$76	$134

  Details of the components of income tax expense, a reconciliation of federal income taxes derived from statutory tax rates applied to income from continuing operations for accounting purposes, and details of taxes, other than income are as follows (millions of dollars):

	2001	2000	1999
Income Tax Expense
Provision-Federal	$210	$109	$(46)
Provision-State	44	24	(19)
Provision-Foreign	8	11	10

	262	144	(55)

Deferred-Federal	(22)	(10)	25
Deferred-State	2	1	1
Deferred-Foreign	44	(4)

	24	(13)	26

Investment tax credit, net-federal	(12)	(6)

Total	$274	$125	$(29)

Total income tax expense-Federal	$176	$93	$(21)
Total income tax expense-State	46	25	(18)
Total income tax expense-Foreign	52	7	10

Total	$274	$125	$(29)

	2001	2000	1999

Reconciliation of Income Tax Expense
Indicated federal income tax on pre-tax income before cumulative effect of a change in accounting principle at statutory tax rate - 35%	$155	$130	$(17)

Increase/(decrease) due to:
State income taxes	31	16	(12)
Amortization of investment tax credit	(8)	(4)
Write-down of international energy projects	100		18
Difference related to income recognition of foreign affiliates	(17)	(14)	(22)
Foreign income taxes	52	7	10
Foreign income tax credits	(40)	(6)
Other	1	(4)	(6)

	119	(5)	(12)

Total income tax expense	$274	$125	$(29)

Effective income tax rate	61.9%	33.6%	58.8%

	2001	2000	1999
Taxes, Other Than Income
State gross receipts	$7	$24	$18
State capital stock	11	10
Property and other	20	19	1

	$38	$53	$19

  PPL Global does not pay or record U.S. income taxes on the undistributed earnings of its foreign subsidiaries and its 20% to 50% owned corporate joint ventures where management has determined that the earnings are permanently reinvested in the companies that produced them. The cumulative undistributed earnings are included in Member's Equity on the Balance Sheet. The amounts considered permanently reinvested at December 31, 2001 and 2000 were $38 million and $27 million. It is not practical to estimate the amount of taxes that might be payable on these foreign earnings if they were remitted to PPL Global.

  Nuclear Decommissioning Costs

  The cost to decommission the Susquehanna station is based on a site-specific study to dismantle and decommission each unit immediately following final shutdown. PPL Susquehanna's 90% share of the total estimated cost of decommissioning the Susquehanna station was approximately $724 million in 1993 dollars. This estimate includes decommissioning the radiological portions of the station and the cost of removal of non-radiological structures and materials.

  Decommissioning costs are recorded as a component of depreciation expense. Beginning in January 1999, in accordance with the PUC Final Order, $130 million of decommissioning costs are being recovered from customers through the CTC over the 11-year life of the CTC rather than the remaining life of Susquehanna. The recovery will include a return on unamortized decommissioning costs. Decommissioning charges were $24 million in 2001, and $13 million for the six months ended December 31, 2000.

  Amounts collected from PPL Electric's customers for decommissioning, less applicable taxes, are deposited in external trust funds for investment and can be used only for future decommissioning costs. Accrued nuclear decommissioning costs were $294 million and $280 million at December 31, 2001 and 2000, and are included in "Deferred Credits and Other Noncurrent Liabilities - Other" on the Balance Sheet.

  In November 2001, PPL Susquehanna notified the NRC that it intends to file for 20-year license renewals for each of the Susquehanna units. If approved, the operating licenses would be extended from 2022 to 2042 for Unit 1 and from 2024 to 2044 for Unit 2.

  See Note 17 for additional information on SFAS 143, which could have a material impact on the accounting for the decommissioning of the Susquehanna station.

  Financial Instruments

  The carrying amount on the Balance Sheet and the estimated fair value of PPL Energy Supply's financial instruments were as follows (millions of dollars):

	December 31, 2001		December 31, 2000
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Assets
Cash and cash equivalents (a)	$832	$832	$130	$130
Nuclear plant decommissioning trust fund (a)	276	276	268	268
Price risk management assets-current: (c)
Energy	22	22	7	7
Price risk management assets -noncurrent: (c)
Energy	44	44	1	1
Other investments (a)	13	13	4	4
Other financial instruments included in other current assets (a)	1	1	12	12

Liabilities
Long-term debt (b)	761	725	192	192
Short-term debt (a)	118	118	170	170
Price risk management liabilities - current: (c)
Energy	12	12		201	(d)
Price risk management liabilities- noncurrent: (c)
Energy	7	7		61	(d)
Other financial instruments included in other current liabilities (a)	12	12

  (a) The carrying value of these financial instruments generally is based on established market prices and approximates fair value.
  b) The fair value generally is based on quoted market prices for the securities where available and estimates based on current rates offered to PPL where quoted market prices are not available.
  (c) Valued using either exchange-traded market quotes or prices obtained through third-party brokers. See Note 18 about the various uses of derivative financial instruments at PPL Energy Supply.
  (d) These contracts were classified as non-trading under EITF 98-10 and were not required to be marked to fair value on the Balance Sheet in 2000.

  This table excludes derivative and non-derivative energy contracts that do not meet the definition of a financial instrument because physical delivery is expected.

  Credit Arrangements and Financing Activities

  Credit Arrangements

  In June 2001, PPL Energy Supply entered into two credit facilities: a $600 million 364-day facility and a $500 million three-year facility. Obligations of PPL Energy Supply under these credit facilities were guaranteed by PPL. The PPL guarantee fell away in connection with PPL Energy Supply's issuance of senior notes described in "Financing Activities" below. At December 31, 2001, no borrowings were outstanding under any of these facilities, and there were $26 million of letters of credit issued under the $500 million three-year facility.

  In addition, in June 2001, PPL Energy Supply entered into a 364-day revolving-credit facility with PPL Capital Funding. PPL guaranteed PPL Capital Funding's obligations under this agreement. The credit facility and related guarantee were terminated as of December 20, 2001, and at that time no borrowings were outstanding under this credit facility.

  PPL Montana has a $100 million working capital credit facility which matures in November 2002. The maturity date may be extended with the consent of the lenders. This facility provides that up to $75 million of the commitment may be used to cause lenders to issue letters of credit. In the event that PPL Montana were to draw upon this facility or cause lenders to issue letters of credit on its behalf, PPL Montana would be required to reimburse the issuing lenders. At December 31, 2001, $44 million of loans were outstanding under this facility and $25 million of letters of credit were issued.

  In April 2001, PPL Montana executed a new credit facility to allow for incremental letter of credit capacity of $150 million. There were no amounts outstanding under this facility at December 31, 2001. PPL executed a commitment to the lenders under PPL Montana's $150 million credit facility that PPL will provide (or cause PPL Energy Supply to provide) letters of credit at such times and in such amounts as are necessary to permit PPL Montana to remain in compliance with its fixed price forward energy contracts or its derivative financial instruments entered into to manage energy price risks, to the extent that PPL Montana cannot provide such letters of credit under its existing credit agreements. No such letters of credit had been issued as of December 31, 2001.

  Financing Activities

  PPL Energy Supply established a $1.1 billion commercial paper program during December 2001. At December 31, 2001, there was no commercial paper outstanding.

  In October 2001, PPL Energy Supply sold $500 million aggregate principal amount of its 6.40% senior unsecured notes due 2011 in a private placement, and agreed to make an exchange offer to exchange the privately-placed senior notes for publicly-registered senior notes. The exchange offer was completed in February 2002. The new registered senior notes have the same material financial terms as the old senior notes. Proceeds of the senior note offering will be used to fund generation development and for general corporate purposes.

  In 2001, PPL Global subsidiaries Emel and CEMAR issued $127 million and $99 million of long-term debt. A portion of CEMAR's debt was reclassified to short-term debt in conjunction with CEMAR's impairment. (See Note 21.)

  In 2001, PPL Energy Supply's Member's Equity increased from approximately $2.6 billion to $4.0 billion, primarily due to contributions from PPL Energy Funding. PPL Energy Funding contributed $920 million of notes and accounts receivable (primarily due from PPL Global) to PPL Investment Corporation, PPL Energy Supply's financing subsidiary. This contribution was recorded as additional member's equity, and reduced PPL Energy Supply's consolidated short-term debt payable to affiliates. PPL Energy Funding also contributed $490 million in cash, net of $463 million of distributions it received from PPL Energy Supply.

  See Note 10 for a description of PPL Energy Supply's lease financings.

  Acquisitions, Development and Divestitures

  Domestic Generation Projects

  In January 2001, PPL Montour acquired an additional interest in the coal-fired Conemaugh Power Plant from Potomac Electric Power Company. Under the terms of the acquisition agreement, PPL Montour and a subsidiary of Allegheny Energy, Inc. jointly acquired a 9.72% interest in the 1,711 MW plant. PPL Montour paid $78 million for this additional 83 MW interest. The purchase increased PPL Montour's ownership interest to 16.25% in the two-unit plant.

  In August 2001, construction began on the University Park Energy project, a 540 MW natural gas-fired facility located in University Park, Illinois and on the Sundance Energy project, a 450 MW natural gas-fired facility in Pinal County, Arizona. The projects are expected to be in service during the summer of 2002 at an estimated total project cost of approximately $675 million. PPL Susquehanna also announced plans to increase the capacity of its Susquehanna nuclear plant by 100 MW with the installation of more efficient steam turbines on each of the two units. These improvements will be made in 2003 and 2004 and are expected to cost approximately $120 million.

  In December 2001, PPL Global and the Long Island Power Authority entered into agreements to build two 80 MW combustion turbine power facilities at sites in Shoreham and Edgewood on Long Island, New York. Both facilities are expected to be in service during the summer of 2002 at an estimated total project cost of approximately $180 million.

  In December 2001, a PPL Global subsidiary entered into a synthetic lease financing transaction for the development, construction and operation of its Lower Mt. Bethel combined-cycle generating facility. The Air Quality Plan Approval issued by the Pennsylvania DEP for construction of the Lower Mt. Bethel facility has been appealed by the New Jersey DEP. PPL Energy Supply and the PPL Global subsidiary intend to work with the Pennsylvania DEP in opposing this appeal. In addition, the local township zoning hearing board granted zoning approval for the facility, but the approval has been appealed by a township resident as to the decibel levels allowed. An additional appeal was filed by the same resident to the township's issuance of a building permit pending the outcome of the zoning appeal. PPL Energy Supply and the PPL Global subsidiary are aggressively opposing the zoning and building permit appeals. As a result of these three appeals, substantial additional requirements could be imposed on the construction and operation of the facility. If, as a result of these appeals, the construction of the facility could not be completed by September 30, 2004, the PPL Global subsidiary, or PPL Energy Supply as guarantor, could be called upon to repay approximately 90% of the then-outstanding facility costs, plus a make-whole premium on the total amount of debt commitments. Alternatively, PPL Energy Supply could, subject to certain conditions, purchase the facility from the lessor, offer to assume 100% of the outstanding debt, and pay a reduced make-whole premium to any debtholder that does not accept such offer.

  In light of continuing declines in wholesale energy prices in the eastern and western U.S. markets, PPL Global is scaling back its generation development program. As a result, in December 2001, PPL Global made a decision to cancel approximately 2,100 MW of previously planned generation development in Pennsylvania and Washington state. These projects were in the early stage of development and would have had an estimated capital cost of $1.3 billion. The charge for cancellation of these generation projects, which was primarily due to cancellation fees under turbine purchase contracts, was approximately $150 million, and is reported on the Statement of Income as "Cancellation of generation projects," a component of "Other Charges."

  International Distribution Projects

  In January 2001, PPL Global purchased an additional 5.6% direct and indirect equity interest in CGE from the Claro group, bringing its total investment to $141 million, or about 8.5%. CGE provides electricity delivery service to 1.4 million customers throughout Chile and natural gas delivery service to 200,000 customers in Santiago.

  In May 2001, WPDL successfully completed the sale of Hyder's water business, Welsh Water, to the Welsh firm Glas Cymru Cyfyngedig for one British pound sterling and the assumption of all of Welsh Water's debt.

  In September 2001, PPL Global increased its capital investment by 4.9% in CEMAR by purchasing the 25.7 billion shares of CEMAR that were held by CEMAR's employees at a price of $13 million. The increase resulted in a total 89.6% ownership in CEMAR.

  In December, 2001, PPL Global purchased an 80% interest in El Salvador Telecom, a small telecommunications company in El Salvador, for an initial investment of $8 million.

  In December 2001, PPL Global recorded impairment charges for its investments in CEMAR, WPD 1953 and WPDL. See Note 21 for additional information.

  Leases

  PPL Energy Supply applies the provisions of SFAS 13, "Accounting for Leases", to all leasing transactions. In addition, PPL applies the provisions of numerous other accounting pronouncements that provide specific guidance and additional requirements related to accounting for leases.

  In July 2000, PPL Montana sold its interest in the Colstrip generating plant to owner lessors who are leasing the assets back to PPL Montana under four 36-year operating leases. The proceeds from this sale approximated $410 million. PPL Montana used the proceeds to reduce outstanding debt and make distributions to its parent, PPL Generation. PPL Montana leases a 50% interest in Colstrip Units 1 and 2 and a 30% interest in Unit 3, through four non-cancelable operating leases. The leases provide two renewal options based on the economic useful life of the generation assets.

  In November 2000, a PPL Global subsidiary entered into a $555 million operating lease arrangement for turbine generator units, and related equipment (SCRs, transformers and spare engines). Certain obligations of the PPL Global subsidiary under this lease financing, including payment obligations, have been guaranteed by PPL. The units are expected to go into service as they are completed, beginning in 2002.

  In May 2001, a PPL Global subsidiary entered into an operating lease arrangement, initially for $900 million and increased in July 2001 to $1.06 billion upon syndication, for the development, construction and operation of several commercial power generation facilities. Certain obligations of the PPL Global subsidiary under this lease financing, including payment obligations, have been guaranteed by PPL Energy Supply. In February 2002, the PPL Global subsidiary reduced the available commitment under the lease to approximately $700 million. There is a residual value guarantee that is expected to be up to $545 million at the end of the lease.

  In December 2001, a PPL Global subsidiary entered into an operating lease arrangement for $455 million for the development, construction and operation of a 600 MW gas-fired combined-cycle generation facility located in Lower Mt. Bethel Township, Northampton County, Pennsylvania. The facility is expected to be operational in 2004. Certain obligations of the PPL Global subsidiary under this lease financing, including payment obligations, have been guaranteed by PPL Energy Supply. There is a residual value guarantee that is expected to be up to $321 million at the end of the lease.

  In addition to the leasing arrangements discussed above, PPL Energy Supply also has leases for vehicles, office space, land, personal computers and other equipment. Total future minimum lease payments for all operating leases are estimated as follows (millions of dollars): 2002, $343; 2003, $92; 2004, $136; 2005, $131; 2006, $99; and thereafter, $865.

  Stock-Based Compensation

  Under the PPL Incentive Compensation Plan ("ICP") and the Incentive Compensation Plan for Key Employees ("ICPKE") (together, the "Plans"), restricted shares of PPL common stock as well as stock options may be granted to officers and other key employees of PPL and other affiliated companies, including PPL Energy Supply. Awards under the Plans are made in the common stock of PPL by the Compensation and Corporate Governance Committee ("CCGC") of the PPL Board of Directors in the case of the ICP, and by the PPL Corporate Leadership Council ("CLC") in the case of the ICPKE. Each Plan limits the number of shares available for awards to two percent of the outstanding common stock of PPL on the first day of each calendar year. The maximum number of options which can be awarded under each Plan to any single eligible employee in any calendar year is 1.5 million shares. Any portion of these options that has not been granted may be carried over and used in any subsequent year. If any award lapses or is forfeited or the rights to the participant terminate, any shares of common stock are again available for grant. Shares delivered under the Plans may be in the form of authorized and unissued common stock, common stock held in treasury by PPL or common stock purchased on the open market (including private purchases) in accordance with applicable securities laws.

  Restricted Stock

  Restricted shares of PPL common stock are outstanding shares with full voting and dividend rights. However, the shares are subject to forfeiture or accelerated payout under Plan provisions for termination, retirement, disability and death. Restricted shares vest fully if control of PPL changes, as defined by the Plans.

  Restricted stock awards of 141,289; 227,858; and 25,100 shares, with per share weighted-average fair values of $42.68, $21.52, and $26.77, were granted in 2001, 2000 and 1999 to employees of PPL Energy Supply subsidiaries. Compensation expense for 2001 was $3 million and was not significant in 2000 and 1999. At December 31, 2001, there were 442,836 restricted shares outstanding. These awards currently vest from three to twenty-three years from the date of grant.

  Stock Options

  Under the Plans, stock options may also be granted with an option exercise price per share not less than the fair market value of PPL's common stock on the date of grant. The options are exercisable beginning one year after the date of grant, assuming the individual is still employed by PPL or a subsidiary, in installments as determined by the CCGC in the case of the ICP, and the CLC in the case of the ICPKE. The CLC and CCGC have discretion to accelerate the exercisability of the options. All options expire no later than ten years from the grant date. The options become exercisable if control of PPL changes, as defined by the Plans.

  PPL applies APB Opinion No. 25 "Accounting for Stock Issued to Employees," and related interpretations in accounting for stock options. Since stock options are granted at the then current market price, no compensation cost has been recognized. Compensation calculated in accordance with the disclosure requirements of SFAS 123, "Accounting for Stock-Based Compensation," for 2001, 2000 and 1999 would not have been significant.

  A summary of stock option activity follows:

Stock Option Activity	Number of Options	Weighted Average Exercise Price
Balance at December 31, 1998
Options granted	226,680	$26.85
Options forfeited	(78,780)	$26.84
Balance at December 31, 1999	147,900	$26.85
(0 options exercisable)
Options granted	583,330	$22.67
Options exercised	(28,495)	$26.84
Options forfeited	(46,980)	$25.05
Balance at December 31, 2000	655,755	$23.27
(69,463 options exercisable)
Options granted	306,130	$43.16
Options exercised	(167,446)	$23.92
Options forfeited	(53,100)	$29.91
Options transferred	(66,160)	$22.88
Balance at December 31, 2001	675,179	$31.64
(88,436 options exercisable)

  The weighted average fair values of options at their grant date during 2001, 2000 and 1999 were $10.42, $3.35 and $2.37. The estimated fair value of each option granted was calculated using a modified Black-Scholes option-pricing model. The weighted average assumptions used in the model were as follows:

	2001	2000	1999
Risk-free interest rate	5.46%	6.74%	5.61%
Expected option term	10 yrs	10 yrs	10 yrs
Expected stock volatility	30.24%	19.79%	16.19%
Dividend yield	4.28%	5.70%	6.60%

  Outstanding options had a weighted-average remaining life of 8.3 years at December 31, 2001.

  Retirement and Postemployment Benefits

  Pension and Other Postretirement Benefits

  Various subsidiaries of PPL Energy Supply sponsor pension and other postretirement and postemployment benefit plans. PPL Energy Supply follows the guidance of SFAS 87, "Employers' Accounting for Pensions" and SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" for these benefits.

  PPL Montana sponsors a funded, noncontributory defined benefit plan covering substantially all employees. CEMAR sponsors a funded, contributory defined benefit plan covering substantially all employees. PPL Montana and PPL Global also sponsor supplemental retirement plans that provide benefits to key management employees through unfunded nonqualified plans.

  PPL Montana also sponsors a postretirement plan to provide for certain health care and life insurance benefits for its employees upon retirement.

  Employees of other PPL Generation subsidiaries and PPL EnergyPlus are provided with pension and postretirement benefits under plans sponsored by PPL Services Corporation.

  Net pension and postretirement medical benefit costs for the domestic plans sponsored by PPL Montana and PPL Global were (millions of dollars):

	Pension Benefits			Postretirement Medical Benefits
	2001	2000	1999	2001	2000
Service cost	$2	$2	$0.2	$0.2	$0.2
Interest cost	4	2	0.2	0.3	0.3
Expected return on plan assets	(3)	(2)
Prior service cost			0.2

Net periodic pension and postretirement benefit cost	$3	$2	$0.6	$0.5	$0.5

    Net pension costs for the international plan sponsored by CEMAR were (millions of dollars):

Pension Benefit 2001
Service cost	$1
Interest cost	3
Expected return on plan assets	(3)

Net periodic pension and postretirement benefit cost	$1

  PPL Generation subsidiaries and PPL EnergyPlus are allocated a portion of the liabilities and costs of the pension plans sponsored by PPL Services based on their participation in those plans. The liabilities assumed by PPL Energy Supply for these plans total $49 million at December 31, 2001. PPL Energy Supply was allocated net periodic pension credits of $(23) million in 2001. Amounts allocated in 2000 and 1999 were not significant.

  In 2001, PPL changed its method of amortizing unrecognized gains or losses in the annual pension expense/income determined under SFAS 87, "Employers' Accounting for Pensions." This change resulted in a cumulative-effect credit of $3 million after-tax, which is reflected as a "Cumulative Effect of a Change in Accounting Principle" on the Statement of Income. Under the old method, unrecognized gains and losses in excess of ten percent of the greater of the plan's projected benefit obligation or market-related value of plan assets were amortized on a straight-line basis over the estimated average future service period of plan participants. Under the new method, a second corridor will be utilized for unrecognized gains and losses in excess of thirty percent of the plan's projected benefit obligation. Unrecognized gains and losses outside the second corridor will be amortized on a straight-line method over a period equal to one-half of the average future service period of the plan participants. The new method is preferable under SFAS 87 because it provides more current recognition of gains and losses, thereby lessening the accumulation of unrecognized gains and losses.

  The pro-forma effect of retroactive application of this change in accounting principle would have reduced net income by $3 million in 2001 and increased net income by $2 million in 2000 and by $1 million in prior periods.

  PPL Generation subsidiaries and PPL EnergyPlus are also allocated a portion of the liabilities and costs of the postretirement medical plans sponsored by PPL Services based on their participation in those plans. Postretirement medical costs allocated to PPL Energy Supply were approximately $9 million in 2001 and were not significant in 2000 and 1999. At December 31, 2001, the balance in PPL Energy Supply's allocated share of the total postretirement medical liability was $3 million.

  Postretirement medical costs at December 31, 2001 for the PPL Montana sponsored plan were based on the assumption that costs would increase 7% in 2001, then the rate of increase would decline gradually to 6% in 2006 and thereafter. A one percentage point change in the assumed health care cost trend assumption would increase the service cost and interest cost by $27,000 and increase the postretirement benefit obligation by $234,000. A one percent decrease in the assumed health care cost trend assumption would decrease the service cost and interest cost by $24,000 and decrease the postretirement benefit obligation by $203,000.

  The following assumptions were used in the valuation of PPL Montana and PPL Global domestic benefit obligations:

  Pension Benefits

	2001	2000	1999
Discount rate	7.25%	7.5%	7.0%
Expected return on plan assets	9.2%	9.2%	8.5%
Rate of compensation increase	4.25%	4.75%

  Postretirement Medical Benefits
	2001	2000	1999
Discount rate	7.25%	7.5%	7.0%
Rate of compensation increase	4.25%	4.75%	5.0%

  The funded status of the domestic PPL Montana and PPL Global plans was as follows (millions of dollars):
	Pension Benefits		Postretirement Medical Benefits
	2001	2000	2001	2000

Change in Benefit Obligation
Benefit Obligation, January 1	$42	$35	$4	$4
Service cost	2	2
Interest cost	4	2	1
Plan amendments	4
Actuarial (gain)/loss	1	(2)
Net transfer out	(1)
Net benefits paid	(1)

Benefit Obligation, December 31	51	37	5	4

Change in Plan Assets
Plan assets at fair value, January 1	35	24
Actual return on plan assets	(1)	1
Acquisition/divestitures		3
Net benefits paid	(1)

Plan assets at fair value, December 31	33	28

Funded Status
Funded Status of Plan	(18)	(9)	(5)	(4)
Unrecognized actuarial loss	6
Unrecognized prior service cost	5	2

Asset(liability) recognized	$(7)	$(7)	$(5)	$(4)

Amounts recognized in the Balance Sheet consist of:
Prepaid benefit cost	$1
Accrued benefit liability	(8)	$(7)	$(5)	$(4)
Additional minimum liability	(5)	(1)
Intangible asset	3	1
Accumulated other comprehensive income	2

Net Amount Recognized	$(7)	$(7)	$(5)	$(4)

  The following assumptions were used in the international CEMAR benefit obligations:
Pension Benefits 2001
Discount rate	10.24%
Expected return on plan assets	10.24%
Rate of compensation increase	7.12%

  The funded status of the international CEMAR plan was as follows (millions of dollars):

Pension Benefits 2001
Change in Benefit Obligation
Benefit Obligation, January 1
Service cost	$1
Interest cost	3
Plan amendments	1
Actuarial (gain)/loss	4
Acquisition/divestitures	30
Net benefits paid	(2)

Benefit Obligation, December 31	37

Change in Plan Assets
Plan assets at fair value, January 1
Actual return on plan assets	(2)
Employer contributions	1
Participant contributions	1
Acquisition/divestitures	23
Net benefits paid	(2)

Plan assets at fair value, December 31	21

Funded Status
Funded Status of Plan	(16)
Unrecognized transition assets	8

Asset/(liability) recognized	$(8)

  The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were (in millions) $81, $65 and $47, as of December 31, 2001 and $4, $2 and $0 as of December 31, 2000.

  Subsidiaries engaged in the mechanical contracting business make contributions to various union-sponsored multiemployer pension and health and welfare plans. Contributions of $14 million, $10 million and $8 million were made in 2001, 2000 and 1999.

  Savings Plans

  Substantially all U.S. employees of PPL Energy Supply are eligible to participate in deferred savings plans (401(k)s). Company contributions to the plans charged to operating expense were $5 million in 2001, $4 million in 2000 and $1 million in 1999.

  Substantially all employees of PPL Generation and PPL EnergyPlus are eligible to participate in the PPL ESOP. These companies receive a small allocation of their share of the cost.

  Postemployment Benefits

  PPL Generation and PPL EnergyPlus provide health and life insurance benefits to disabled employees and income benefits to eligible spouses of deceased employees. Postemployment benefits charged to operating expenses were not significant in 2001, 2000 or 1999.

  Certain of PPL Global subsidiaries, including Emel, EC, Elfec and Integra, provide limited non-pension benefits to all current employees. All active employees are entitled to benefits in the event of termination or retirement in accordance with government sponsored programs. These plans generally obligate a company to pay one month's salary per year of service to employees in the event of involuntary termination. Under certain plans, employees with five or more years of service are entitled to this payment in the event of voluntary or involuntary termination. There is no limit on the number of years of service in calculation of the benefit obligation.

  The liabilities for these plans are accounted for under the guidance of EITF 88-1 "Determination of Vested Benefit Obligation for a Defined Benefit Pension Plan" using what is commonly referred to as the "shut down" method, where a company records the undiscounted obligation as if it was payable at each balance sheet date. The combined liabilities for these plans at December 31, 2001 and 2000 were $6 million, and are recorded in "Deferred Credits and Noncurrent Liabilities - Other" on the Balance Sheet.

  Jointly-Owned Facilities

  At December 31, 2001, subsidiaries of PPL Energy Supply owned undivided interests in the following facilities (millions of dollars):

	Ownership Interest	Electric Plant in Service	Other Property	Accumulated Depreciation	Construction Work in Progress
PPL Generation
Generating Stations
Susquehanna	90.00%	$4,196		$3,525	$24
Keystone	12.34%	71		46	6
Wyman	8.33%	15		2
Conemaugh	16.25%	185		58	4
Merrill Creek Reservoir	8.37%		$22	12

  PPL Montana also has 50% and 30% undivided leasehold interests in Colstrip Units 1 and 2 and Colstrip Unit 3, respectively.

  Each PPL Generation subsidiary provided its own funding for its share of the facility. Each receives a portion of the total output of the generating stations equal to its percentage ownership. The share of fuel and other operating costs associated with the stations is reflected on the Statement of Income.

  Commitments and Contingent Liabilities

  PPL Energy Supply and its subsidiaries are involved in numerous legal proceedings, claims and litigation in the ordinary course of business. PPL Energy Supply and its subsidiaries cannot predict the ultimate outcome of such matters, or whether such matters may result in material liabilities.

  Wholesale Energy Commitments

  As part of the purchase of generation assets from Montana Power, PPL Montana agreed to supply electricity under two wholesale transition service agreements. In addition, PPL Montana assumed a power purchase agreement and another power sales agreement. In accordance with purchase accounting guidelines, PPL Montana recorded a liability of $118 million as the estimated fair value of these agreements at the acquisition date. This liability is being amortized over the agreement terms as adjustments to "Wholesale energy marketing and trading" revenues and "Energy purchases" on the Statement of Income. The unamortized balance at December 31, 2001 was $78 million and is included in "Other" in the "Deferred Credits and Other Noncurrent Liabilities" section of the Balance Sheet.

  In October 2001, PPL announced that PPL EnergyPlus reached an agreement to supply Montana Power with an aggregate of 450 MW of energy to be supplied by PPL Montana. The delivery term of this new contract is for five years beginning July 1, 2002, which is the day after the termination date of the last of the two existing contracts, pursuant to which PPL Montana presently supplies energy to Montana Power for its default supply.

  Under the agreement, PPL EnergyPlus will supply 300 MW of around-the-clock electricity and 150 MW of on-peak electricity. In December 2001, the agreement was accepted for filing by the FERC. No further regulatory approvals are required under this agreement.

  Liability for Above Market NUG Contracts

  In 1998 when its generation business was deregulated, PPL Electric recorded a loss accrual for above market contracts with NUGs of $854 million. Effective January 1999, PPL Electric began reducing this liability as an offset to "Energy purchases" on the Statement of Income. This reduction is based on the estimated timing of the purchases from the NUGs and projected market prices for this generation. The final existing NUG contract expires in 2014. In connection with the corporate realignment, effective July 1, 2000, the remaining balance of this liability was transferred to PPL EnergyPlus. The liabilities associated with these above market NUG contracts were $580 million at December 31, 2001.

  Commitments - Acquisitions and Development Activities

  PPL Global and its subsidiaries have committed additional capital and extended loans to certain affiliates, joint ventures and partnerships in which they have an interest. At December 31, 2001, PPL Global and its subsidiaries had approximately $561 million of such commitments. The majority of these commitments were for the purchase of LM-6000 turbine generators from General Electric. The General Electric commitments have been reduced due to the decision to cancel generation projects as described in Note 9.

  MPSC Order

  In June 2001, the MPSC issued an order (MPSC Order) in which it found that Montana Power must continue to provide electric service to its customers at tariffed rates until its transition plan under the Montana Electricity Utility Industry Restructuring and Customer Choice Act is finally approved, and that purchasers of generating assets from Montana Power must provide electricity to meet Montana Power's full load requirements at prices to Montana Power that reflect costs calculated as if the generating assets had not been sold. PPL Montana purchased Montana Power's interests in two coal-fired plants and 11 hydroelectric units in 1999.

  In July 2001, PPL Montana filed a complaint against the MPSC with the U.S. District Court in Helena, Montana, challenging the MPSC Order. In its complaint, PPL Montana asserted, among other things, that the Federal Power Act preempts states from exercising regulatory authority over the sale of electricity in wholesale markets, and requested the court to declare the MPSC action preempted, unconstitutional and void. In addition, the complaint requested that the MPSC be enjoined from seeking to exercise any authority, control or regulation of wholesale sales from PPL Montana's generating assets.

  At this time, PPL Energy Supply cannot predict the outcome of the proceedings related to the MPSC Order, what actions the MPSC, the Montana Legislature or any other governmental authority may take on these or related matters, or the ultimate impact on PPL Energy Supply and PPL Montana of any of these matters.

  Montana Power Shareholders' Litigation

  In August 2001, a purported class-action lawsuit was filed by a group of shareholders of Montana Power against Montana Power, the directors of Montana Power, certain unnamed advisors and consultants of Montana Power, and PPL Montana. The plaintiffs allege, among other things, that Montana Power was required to, and did not, obtain shareholder approval of the sale of Montana Power's generation assets to PPL Montana in 1999. Although most of the claims in the complaint are against Montana Power, its board of directors, and its consultants and advisors, two claims are asserted against PPL Montana. In the first claim, plaintiffs seek a declaration that because Montana Power shareholders did not vote on the 1999 sale of generating assets to PPL Montana, that sale "was null and void ab initio." The second claim alleges that PPL Montana was privy to and participated in a strategy whereby Montana Power would sell its generation assets to PPL Montana without first obtaining Montana Power shareholder approval, and that PPL Montana has made net profits in excess of $100 million as the result of this alleged illegal sale. In the second claim, plaintiffs request that the court impose a "resulting and/or constructive trust" on both the generation assets themselves and all profits, plus interest on the amounts subject to the trust. PPL Energy Supply and PPL Montana are unable to predict the outcome of this matter.

  Employee Litigation

  In April 2000, three employees at PPL Montana's Colstrip facility were severely burned when an equipment fault in Colstrip unit 1 caused electrical arcing. In May 2000, the injured employees and their spouses filed litigation for their injuries in Montana district court against Montana Power. PPL Montana was subsequently named as a party defendant to the pending litigation, and a trial has been scheduled for June 2002. At this time, PPL Energy Supply and PPL Montana cannot predict the ultimate outcome of this matter.

  PUC Investigation Order

  In November 2001, the PJM Market Monitor publicly released a report prepared for the PUC entitled "Capacity Market Questions" relating to the pricing of installed capacity in the PJM daily market during the first quarter of 2001. The report concludes that PPL EnergyPlus (identified in the report as "Entity 1") was able to exercise market power to raise the market-clearing price above the competitive level during that period. PPL EnergyPlus does not agree with the Market Monitor's conclusions that it exercised market power; in addition, the Market Monitor acknowledged in his report that PJM's standards and rules did not prohibit PPL EnergyPlus' conduct. In November 2001, the PUC issued an Investigation Order directing its Law Bureau to conduct an investigation into the PJM capacity market and the allegations in the Market Monitor's report. In January 2002, PPL filed comments as requested by the Investigation Order. The Order does not suggest what, if any, action the PUC may take as a result of the investigation, other than considering possible changes to its competitive safeguards. While PPL EnergyPlus and PPL Electric have filed comments with the PUC as part of the investigation, they have both taken the position that the PUC does not have jurisdiction to regulate the PJM capacity markets as those markets are for wholesale electricity transactions and accordingly are within the exclusive jurisdiction of the FERC. In addition, PPL EnergyPlus and PPL Electric believe that PPL EnergyPlus' actions under review were at all times lawful and consistent with the rules of the market. At this time, neither PPL EnergyPlus nor PPL Electric can predict the outcome of the PUC investigation or what action the PUC may take in connection with the investigation.

  FERC Market-based Rates

  In December 1998, the FERC issued an order authorizing PPL EnergyPlus to make wholesale sales of electric power and related products at market-based rates. In that order, the FERC directed PPL EnergyPlus to file an updated market analysis within three years of the date of the order, and every three years thereafter. PPL EnergyPlus filed its initial updated market analysis in December 2001. Several parties thereafter filed interventions and protests requesting that, in light of the PJM Market Monitor's report described above, PPL EnergyPlus be required to provide additional information demonstrating that it has met the FERC's market power tests necessary for PPL EnergyPlus to continue its market-based rate authority. PPL EnergyPlus has responded to those protests and interventions. PPL EnergyPlus has taken the position that the FERC does not require the economic test suggested by the intervenors and that, in any event, it would meet such economic test if required by the FERC. The matter is currently pending before the FERC.

  Energy Supply to Energy West Resources, Inc.

  In July 2001, PPL Montana filed an action in state court and a responsive pleading in federal court, both related to a breach of contract by Energy West Resources, Inc. (Energy West), a Great Falls, Montana-based energy aggregator. PPL Montana is seeking a judgment that Energy West violated the terms of the contract under which it supplies energy to Energy West and should pay damages of at least $7.5 million. All litigation in this matter has been consolidated in the U.S. district court for the District of Montana, Great Falls Division, and is proceeding in that forum. PPL Energy Supply and PPL Montana cannot predict the ultimate outcome of these proceedings.

  Proposed Montana Hydroelectric Initiative

  In January 2002, the Montana Secretary of State certified, in accordance with applicable statutes, that it had approved the form of a proposed Montana "Hydroelectric Security Act" initiative. The proposed initiative may be placed on the November 2002 statewide ballot if sufficient signatures are obtained prior to June 21, 2002. Among the stated purposes of the proposed initiative is to create an elected Montana public power commission to determine whether purchasing hydroelectric dams in Montana is in the public interest. Such a commission could decide to acquire PPL Montana's hydroelectric dams either pursuant to a negotiated purchase or an acquisition at fair market value through the power of condemnation. At this time, PPL, PPL Energy Supply and PPL Montana cannot predict whether the proposed initiative will garner enough signatures for placement on the November 2002 statewide ballot, whether there will be a successful legal challenge to the initiative, whether it would pass if on the ballot or what impact, if any, the measure might ultimately have upon PPL Montana or its hydroelectric operations. PPL Montana has declared its opposition to, and intends to vigorously oppose, the initiative.

  Nuclear Insurance

  PPL Susquehanna is a member of certain insurance programs which provide coverage for property damage to members' nuclear generating stations. Facilities at the Susquehanna station are insured against property damage losses up to $2.75 billion under these programs. PPL Susquehanna is also a member of an insurance program which provides insurance coverage for the cost of replacement power during prolonged outages of nuclear units caused by certain specified conditions. Under the property and replacement power insurance programs, PPL Susquehanna could be assessed retroactive premiums in the event of the insurers' adverse loss experience. At December 31, 2001, this maximum assessment was about $20 million.

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

  Environmental Matters

  In connection with the corporate realignment, effective July 1, 2000, PPL Generation assumed air, water and residual waste contingent liabilities associated with the generation assets of PPL Electric.

  Air

  The Clean Air Act deals, in part, with acid rain, attainment of federal ambient ozone standards and toxic air emissions in the U.S. PPL Energy Supply subsidiaries are in substantial compliance with the Clean Air Act.

  The Bush administration and certain members of Congress have made proposals regarding possible amendments to the Clean Air Act. These amendments could require significant further reductions in NOx, SO2 and mercury and could possibly require measures to limit CO2.

  The Pennsylvania DEP has finalized regulations requiring further seasonal (May-June) NOx reductions to 80% from 1990 levels starting in 2003. These further reductions are based on the requirements of the Northeast Ozone Transport Region Memorandum of Understanding and two EPA ambient ozone initiatives: the September 1998 EPA State Implementation Plan (SIP) call (i.e., EPA's requirement for states to revise their SIPs) issued under Section 110 of the Clean Air Act, requiring reductions from 22 eastern states, including Pennsylvania; and the EPA's approval of petitions filed by Northeastern states, requiring reductions from sources in 12 Northeastern states and Washington D.C., including PPL Energy Supply sources. The EPA's SIP-call was substantially upheld by the D.C. Circuit Court of Appeals in an appeals proceeding. Although the Court extended the implementation deadline to May 2004, the Pennsylvania DEP has not changed its rules accordingly. PPL Energy Supply expects to achieve the 2003 NOx reductions with the recent installation of SCR technology on the Montour units and the possible use of SCR or SNCR technology on a Brunner Island unit.

  The EPA has also developed new standards for ambient levels of ozone and particulates in the U.S. These standards were challenged and remanded to the EPA by the D.C. Circuit Court of Appeals in 1999. However, on appeal to the United States Supreme Court, the D.C. Circuit Court's decision was reversed in part and remanded to the D.C. Circuit Court. The new particulates standard, if finalized, may require further reductions in SO2 for certain PPL Energy Supply subsidiaries and year-round NOx reductions commencing in 2010-2012 at SIP-call levels in Pennsylvania, and at slightly less stringent levels in Montana. The revised ozone standard, if finalized, is not expected to have a material effect on facilities of PPL Energy Supply subsidiaries.

  Under the Clean Air Act, the EPA has been studying the health effects of hazardous air emissions from power plants and other sources, in order to determine what emissions should be regulated, and has determined that mercury emissions must be regulated. In this regard, the EPA is expected to develop regulations by 2004.

  In 1999, the EPA initiated enforcement actions against several utilities, asserting that older, coal-fired power plants operated by those utilities have, over the years, been modified in ways that subject them to more stringent "New Source" requirements under the Clean Air Act. The EPA has since issued notices of violation and commenced enforcement activities against other utilities. Although the EPA has threatened to continue expanding its enforcement actions, the future direction of the "New Source" requirements is presently unclear. Therefore, at this time, PPL Energy Supply is unable to predict whether such EPA enforcement actions will be brought with respect to any of its affiliates' plants. However, the EPA regional offices that regulate plants in Pennsylvania (Region III) and Montana (Region VIII) have indicated an intention to issue information requests to all utilities in their jurisdiction, and the Region VIII Office has issued such a request to PPL Montana's Corette plant. PPL Energy Supply has responded to the information request. PPL Energy Supply cannot presently predict what, if any, action the EPA might take following PPL Energy Supply's responses to such information requests. Should the EPA or any state initiate one or more enforcement actions against any PPL Energy Supply subsidiary, compliance with any such enforcement actions could result in additional capital and operating expenses in amounts which are not now determinable, but which could be significant.

  The EPA is also proposing to revise its regulations in a way that will require power plants to meet "New Source" performance standards and/or undergo "New Source" review for many maintenance and repair activities that are currently exempt.

  The New Jersey DEP and some New Jersey residents have raised environmental concerns with respect to the Martins Creek Plant, particularly with respect to SO2 emissions. PPL Martins Creek is discussing these concerns with the New Jersey DEP. In addition, the plant experienced several opacity violations in the first and second quarters of 2001 for which it paid a civil penalty of $30,300 and funded an environmental project for $90,000. The cost of addressing New Jersey's SO2 concerns and the opacity issues is not now determinable but could be significant. See Note 9 for information on the Lower Mt. Bethel appeal by the New Jersey DEP.

  Water/Waste

  The final NPDES permit for the Montour plant contains stringent limits for iron discharges. The results of a toxic reduction study show that additional water treatment facilities or operational changes are needed at this station. A plan for these changes has been developed and was submitted to the Pennsylvania DEP in August 2001.

  A final NPDES permit has been issued to the Brunner Island plant. The permit contains a provision requiring further studies on the thermal impact of the cooling water discharge from the plant. Depending on the outcome of these studies, the plant could be subject to capital and operating costs that are not now determinable but could be significant.

  The EPA has significantly tightened the water quality standard for arsenic. The lower standard may require PPL Energy Supply subsidiaries to further treat wastewater and/or take abatement action at several of their power plants, the cost of which is not now determinable, but which could be significant.

  The EPA recently finalized requirements for new or modified water intake structures. These requirements will affect where generating facilities are built, will establish intake design standards, and could lead to requirements for cooling towers at new and modified power plants. Another new rule, expected to be finalized in 2003, will address existing structures. Each of these rules are also expected to result in increased operating costs in amounts which are not now determinable, but which could be significant.

  Montana Issues

  In October 1999, the Montana Supreme Court held in favor of several citizens' groups that the right to a clean and healthful environment is a fundamental right guaranteed by the Montana Constitution. The court's ruling could result in significantly more stringent environmental laws and regulations, as well as an increase in citizens' suits under Montana's environmental laws. The effects on PPL Energy Supply and PPL Montana of any such changes in laws or regulations or any such increase in legal actions is not currently determinable, but it could be significant.

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

  General

  Certain of PPL Energy Supply's subsidiaries have electric distribution operations in the U.K. and Latin America. PPL Energy Supply believes that these operations are in compliance with applicable laws and government regulations to protect the environment. PPL Energy Supply is not aware of any material or administrative proceeding against these companies with respect to any environmental matter.

  Due to the environmental issues discussed above or other environmental matters, PPL Energy Supply subsidiaries may be required to modify, replace or cease operating certain facilities to comply with statutes, regulations and actions by regulatory bodies or courts. In this regard, PPL Energy Supply subsidiaries also may incur capital expenditures, operating expenses and other costs in amounts which are not now determinable, but which could be significant.

  Credit Support

  PPL provides certain guarantees for PPL Energy Supply and its subsidiaries. As of December 31, 2001, PPL had guaranteed certain obligations under power purchase and sales agreements of PPL EnergyPlus for up to $1 billion and of PPL Montana for up to $138 million. PPL has also guaranteed certain obligations of other PPL Energy Supply subsidiaries, totaling $256 million at December 31, 2001. PPL Energy Supply also guarantees certain obligations under power purchase and sales agreements for PPL EnergyPlus totaling $121 million and certain obligations of other subsidiaries totaling $600 million.

  See Note 8 for discussion of credit support for PPL Montana and guarantees under PPL Energy Supply's credit facilities.

  Source of Labor Supply

  At December 31, 2001, PPL Energy Supply and its subsidiaries had 7,302 full-time employees. This included 2,550 in PPL Generation, 1,943 in PPL EnergyPlus, 44 in PPL Global, and 2,765 in several Central and South American electric companies controlled by PPL Global.

  Approximately 55%, or 2,500 employees, of PPL Energy Supply's domestic workforce are members of labor unions, with three IBEW locals representing the majority of them. The bargaining agreement with the largest union was negotiated in 1998 and expires in May of 2002. New contracts were also concluded with two IBEW locals in Montana. PPL Montana is currently negotiating with the Teamsters Union for a new agreement.

  Related Party Transactions

  PPL, through PPL Capital Funding and other subsidiaries, provides certain funding and credit support for PPL Energy Supply and its subsidiaries. Such funding includes loans that are due on demand with interest charged at a rate based on PPL Capital Funding's short-term borrowing rate. In addition, PPL Energy Supply has notes receivable from other affiliates of PPL. Interest earned on loans to affiliated companies and interest incurred on borrowings from affiliated companies are included in "Other Income - net" and "Interest Expense," respectively, in the Statement of Income. Intercompany interest income (in millions) was $57 and $13 for 2001 and 2000, respectively. Intercompany interest expense (in millions) was $26, $86 and $37 in 2001, 2000, and 1999, respectively. Notes receivable from affiliated companies at December 31, 2001 were $395 million. There were no notes payable to affiliated companies at December 31, 2001.

  PPL Global provided temporary financing to WPDL and WPD 1953 in connection with the acquisition of Hyder. The outstanding loan receivables and accrued interest, 154.5 million British pounds sterling (approximately $220 million), were repaid in May 2001.

  At December 31, 2000, PPL Global had a $135 million note payable to an affiliate of WPD 1953. The note was denominated in U.S. dollars, and provided for interest at market rates. PPL Global repaid this note in January 2001.

  As part of the corporate realignment, PPL Electric entered into power sales agreements with PPL EnergyPlus for the purchase of electricity to meet its obligations as a PLR for customers who have not selected an alternative supplier under the Customer Choice Act. Under the terms of these agreements, this electricity was purchased by PPL Electric at the applicable shopping credits authorized by the PUC, plus nuclear decommissioning costs, less state taxes. These sales totaled $1.3 billion in 2001 and $540 million in the last half of 2000, and are included in "Wholesale energy marketing and trading" on the Statement of Income. These agreements expired on December 31, 2001.

  In June 2001, PPL EnergyPlus executed a new contract, effective January 1, 2002, to supply all of PPL Electric's PLR load from 2002 through 2009. Under this contract, PPL EnergyPlus will provide electricity at the pre-determined capped prices that PPL Electric is authorized to charge its PLR customers. In addition, PPL Electric paid PPL EnergyPlus $90 million to offset differences between the revenues expected under the capped prices and projected market prices through the life of the supply agreement (as projected by PPL EnergyPlus at the time of its contract offer). The contract resulted in PPL EnergyPlus having an eight-year contract at current market prices. PPL has guaranteed the obligations of PPL EnergyPlus under the new contract. In July 2001, the contract was approved by the PUC and accepted for filing by the FERC.

  Also as part of the corporate realignment, PPL Electric executed a reciprocal contract with PPL EnergyPlus to sell electricity purchased under contracts with NUGs. PPL Electric purchases electricity from the NUGs at contractual rates, and then sells the electricity at the same price to PPL EnergyPlus. These expenses totaled $176 million in 2001 and $85 million in the last half of 2000, and are included in "Energy purchases" on the Statement of Income.

  Since PPL Energy Supply owns no domestic transmission or distribution facilities, other than facilities to interconnect its generation with the electric transmission system, PPL EnergyPlus, PPL Montana and other PPL Generation subsidiaries must pay PPL Electric, the owner of a transmission system, to deliver the energy these subsidiaries supply to retail and wholesale customers in PPL Electric's franchised territory in eastern and central Pennsylvania.

  Corporate functions such as financial, legal, human resources and information services were transferred to PPL Services in the corporate realignment. PPL Services bills the respective PPL subsidiaries for the cost of such services when they can be specifically identified. The cost of these services that are not directly charged to PPL subsidiaries is allocated to certain of the subsidiaries based on the relative capital invested by PPL in these subsidiaries. For 2001 and the six months ended December 31, 2000, PPL Services charged PPL Energy Supply subsidiaries approximately $80 million and $19 million for direct expenses, and allocated these entities approximately $39 million and $14 million of overhead costs.

  Corporate Realignment

  On July 1, 2000, PPL and PPL Electric completed a corporate realignment in order to effectively separate PPL Electric's regulated transmission and distribution operations from its recently deregulated generation operations and to better position the companies and their affiliates in the new competitive marketplace. The realignment included PPL Electric's transfer of certain generation and related assets, and associated liabilities, to PPL and PPL Energy Funding at book value. PPL Energy Funding contributed certain of these generating and unregulated marketing assets and liabilities at a net book value of approximately $1.6 billion, to PPL Generation and PPL EnergyPlus. The following increases (in millions) resulted from these non-cash contributions:

Assets
Notes receivable from affiliated companies	$427
Unrealized energy trading gains	105
Nuclear plant decommissioning trust fund	269
Property, plant and equipment	1,932
Fuel, materials and supplies	144
Other assets	30

$2,907

Liabilities and Equity
Unrealized energy trading losses	$105
Above market NUG contracts	723
Deferred income taxes	52
Other noncurrent liabilities	394
Other liabilities	45
Member's equity	1,588

$2,907

  PPL Energy Supply was subsequently formed as a subsidiary of PPL Energy Funding, to serve as the parent company for the unregulated subsidiaries. As a result of the corporate realignment, PPL Generation's principal business is owning and operating U.S. generating facilities through various subsidiaries; PPL EnergyPlus' principal business is unregulated wholesale and retail energy marketing; and PPL Global's principal businesses are the acquisition and development of both U.S. and international energy projects, and the ownership and operation of international projects.

  The corporate realignment followed receipt of various regulatory approvals, including approvals from the IRS, the PUC, the FERC, and the NRC.

  New Accounting Standards

  SFAS 141

  In June 2001, the FASB issued SFAS 141, "Business Combinations," which eliminates the pooling-of-interest method of accounting for business combinations and requires the use of the purchase method. In addition, SFAS 141 requires the reassessment of intangible assets to determine if they are appropriately classified either separately or within goodwill. SFAS 141 is effective for business combinations initiated after June 30, 2001. PPL Energy Supply adopted SFAS 141 on July 1, 2001, with no material impact on the financial statements.

  SFAS 142

  In June 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets," which eliminates the amortization of goodwill and other acquired intangible assets with indefinite economic useful lives. SFAS 142 requires an annual impairment test of goodwill and other intangible assets that are not subject to amortization. PPL Energy Supply adopted SFAS 142 on January 1, 2002.

  In accordance with the provisions of SFAS 142, PPL Energy Supply ceased amortization of goodwill and all intangible assets with indefinite useful lives. The elimination of amortization will result in $16 million less expense (pre-tax) in 2002. In addition, PPL Energy Supply is in the process of conducting the transition impairment analysis and may record a goodwill impairment of up to $100 million (pre-tax) as a change in accounting principle in the first quarter of 2002. The potential impairment relates to reporting units within the International segment.

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

  SFAS 144

  In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," that replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." For long-lived assets to be held and used, SFAS 144 retains the requirements of SFAS 121 to (a) recognize an impairment loss only if the carrying amount is not recoverable from undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. For long-lived assets to be disposed of, SFAS 144 establishes a single accounting model based on the framework established in SFAS 121. The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of segments of a business. SFAS 144 also broadens the reporting of discontinued operations. PPL Energy Supply adopted SFAS 144 on January 1, 2002, with no material impact on the financial statements.

  Derivative Instruments and Hedging Activities

  PPL Energy Supply adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," on January 1, 2001. Upon adoption and in accordance with the transition provisions of SFAS 133, PPL Energy Supply recorded a cumulative-effect credit of $11 million in earnings, included as an increase to "Wholesale energy marketing and trading" revenues and a decrease to "Energy purchases" on the Statement of Income. PPL Energy Supply also recorded a cumulative-effect charge of $182 million in "Accumulated other comprehensive income", a component of Member's Equity. As of December 31, 2001, the balance in "Accumulated other comprehensive income" related to unrealized gains and losses on qualifying derivatives was a net gain of $46 million, as a result of reclassifying part of the transition adjustment into earnings, changes in market prices and the adoption of DIG Issue C15 (see discussion in "Implementation Issues" below).

  Management of Market Risk Exposures

  PPL Energy Supply's market risk exposure is the adverse effect on the value of a transaction that results from a change in commodity prices. The market risk associated with commodity prices is managed by the establishment and monitoring of parameters that limit the types and degree of market risk that may be undertaken. PPL Energy Supply actively manages the market risk inherent in its positions. The PPL Board of Directors has adopted risk management policies to manage the risk exposures related to energy prices. These policies monitor and assist in controlling these market risks and use derivative instruments to manage some associated commodity activities.

  PPL Energy Supply's derivative activities are subject to the management, direction and control of the RMC. The RMC is composed of the chief financial officer and other officers of PPL. The RMC reports to the Finance Committee of the PPL Board of Directors on the scope of its derivative activities. The RMC sets forth risk-management philosophy and objectives through a corporate policy, provides guidelines for derivative-instrument usage, and establishes procedures for control and valuation, counterparty credit approval and the monitoring and reporting of derivative activity.

  PPL Energy Supply utilizes forward contracts, futures contracts, options and swaps as part of its risk management strategy to minimize unanticipated fluctuations in earnings caused by commodity prices. All derivatives are recognized on the balance sheet at their fair value, unless they meet SFAS 133's criteria for exclusion (see discussion in "Implementation Issues" below).

  Fair Value Hedges

  PPL Energy Supply enters into financial contracts to hedge a portion of the fair values of firm commitments of forward electricity sales. These contracts range in maturity through 2004. For the twelve months ended December 31, 2001, PPL Energy Supply recognized a net gain of $7 million resulting from firm commitments that no longer qualified as fair value hedges (reported in "Wholesale energy marketing and trading" revenues and "Energy purchases" on the Statement of Income). PPL Energy Supply did not recognize any gains or losses from the ineffective portion of fair value hedges.

  Cash Flow Hedges

  PPL Energy Supply enters into physical and financial contracts including, forwards, futures and swaps, to hedge the price risk associated with electric, gas and oil commodities. These contracts range in maturity through 2008. For the twelve months ended December 31, 2001, PPL Energy Supply recorded a net gain of $28 million in "Accumulated other comprehensive income" relating to these contracts.

  As a result of an unplanned outage and changes in other economic conditions, PPL Energy Supply discontinued certain cash flow hedges which resulted in a net loss of $14 million for the twelve months ended December 31, 2001 (reported in "Wholesale energy marketing and trading" revenues on the Statement of Income). The impact on the financial statements resulting from cash flow hedge ineffectiveness for the twelve months ended December 31, 2001 was immaterial.

  As of December 31, 2001, the deferred net gain on derivative instruments in "Accumulated other comprehensive income" expected to be reclassified into earnings during the next twelve months was $11 million.

  Implementation Issues

  On June 29, 2001, the FASB issued definitive guidance on DIG Issue C15: "Scope Exceptions: Normal Purchases and Normal Sales Exception for Option-Type Contracts and Forward Contracts in Electricity." Issue C15 provides additional guidance on the classification and application of SFAS 133 relating to purchases and sales of electricity utilizing forward contracts and options. This guidance became effective as of July 1, 2001. In December 2001, the FASB revised the guidance in Issue C15, principally related to the eligibility of options for the normal purchases and normal sales exception. The revised guidance is effective as of January 1, 2002.

  Purchases and sales of forward electricity and option contracts that require physical delivery and which are expected to be used or sold by the reporting entity in the normal course of business would generally be considered "normal purchases and normal sales" under SFAS 133. These transactions, while within the scope of SFAS 133, are not required to be marked to fair value in the financial statements because they qualify for the normal purchases and sales exception. As of December 31, 2001, "Accumulated other comprehensive income" included a net gain of $11 million related to forward transactions classified as cash flow hedges prior to the adoption of DIG Issue C15 guidance. This gain will be reversed from "Accumulated other comprehensive income" and recognized in earnings as the contracts deliver through 2008.

  Unrealized Gains/(Losses) on Qualifying Derivatives

  (Millions of Dollars)

  (After-tax)

December 31, 2001
Cumulative unrealized gains on derivatives, beginning of period:	$0
Unrealized gains (losses) arising during period:
Cumulative effect of change in accounting principle at January 1, 2001	(182)
Net reclassification into earnings	2
Net change associated with current period hedging transactions	226

Unrealized gain on qualifying derivatives	46

Cumulative unrealized gains on qualifying derivatives, end of period	$46

  Credit Concentration

  PPL Energy Supply enters into contracts with many entities for the purchase and sale of energy. Most of these contracts are considered a normal part of doing business and as such the mark-to-market value of these contracts is not reflected in the financial statements. However, the mark-to-market value of these contracts is considered when committing to new business from a credit perspective. At year-end, PPL Energy Supply had a credit exposure of $678 million to energy trading partners. The majority of this amount was the mark-to-market value of multi-year contracts for energy sales. Therefore, if the counterparties fail to perform their obligations, PPL Energy Supply would not experience an immediate financial loss, but would experience lower revenues in future years to the extent that replacement sales could not be made at the same prices as the defaulted contracts. Of the $678 million, five counterparties account for 80% of the exposure. No other individual counterparty accounted for more than 2% of the exposure. The largest exposure, $206 million, was to PPL Electric, under the long-term contract to provide PPL Electric's PLR load. PPL Electric has posted collateral in an amount of $56 million related to this exposure in accordance with its contract with PPL Energy Supply. The other four counterparties have an "investment grade" credit rating from Standard & Poors with the exception of one counterparty that is a governmental agency and as such is not rated. With the exception of the governmental agency, PPL Energy Supply has the right to request collateral from each of these counterparties in the event their credit rating falls below investment grade. It is also PPL Energy Supply's policy to enter into netting agreements with each of its counterparties to minimize credit exposure.

  Sales to California Independent System Operator and to Other Pacific Northwest Purchasers

  PPL Energy Supply, through PPL Montana, has made approximately $18 million of sales to the California ISO, for which PPL Energy Supply has not yet been paid in full. Given the myriad of electricity supply problems presently faced by the California electric utilities and the California ISO, PPL Energy Supply cannot predict whether or when it will receive payment. As of December 31, 2001, PPL Energy Supply has fully reserved for possible underrecoveries of payments for these sales.

  Litigation arising out of the California electric supply situation has been filed at the FERC and in California courts against sellers of energy to the California ISO. The plaintiffs and intervenors in these proceedings allege abuses of market power, manipulation of market prices, unfair trade practices and violations of state antitrust laws, among other things, and seek price caps on wholesale sales in California and other western power markets, refunds of excess profits allegedly earned on these sales of energy, and other relief, including treble damages and attorneys' fees. Certain of PPL Energy Supply's subsidiaries have intervened in the FERC proceedings in order to protect their interests, but have not been named as defendants in any of the court actions alleging abuses of market power, manipulation of market prices, unfair trade practices and violations of state antitrust laws. PPL Montana has been named as a defendant in a declaratory judgment action initiated by the State of California to prevent certain members of the California Power Exchange from seeking compensation for the State's seizure of certain energy contracts. PPL Montana is a member of the California Power Exchange, but it has no energy contracts with or through the California Power Exchange and has not sought compensation in connection with the State's seizure.

  Attorneys general in several western states, including California, have begun investigations related to the electricity supply situation in California and other western states. The FERC has determined that all sellers of energy in the California markets, including PPL Montana, should be subject to refund liability for the period beginning October 2, 2000 through June 20, 2001 and has initiated an evidentiary hearing concerning refund amounts. The FERC also is considering whether to order refunds for sales made in the Pacific Northwest, including sales made by PPL Montana. The FERC Administrative Law Judge assigned to this proceeding has recommended that no refunds be ordered for sales into the Pacific Northwest. The FERC presently is considering this recommendation. PPL Energy Supply and PPL Montana cannot predict whether or the extent to which any of its subsidiaries will be the target of any governmental investigation or named in these lawsuits, refund proceedings or other lawsuits, the outcome of any such proceedings or whether the ultimate impact on PPL Montana of the electricity supply situation in California and other western states will be material.

  Enron Bankruptcy

  In connection with the December 2, 2001 bankruptcy filings by Enron Corporation and its affiliates ("Enron"), certain PPL Energy Supply subsidiaries have terminated certain electricity and gas agreements with Enron. PPL Energy Supply and its subsidiaries' 2001 earnings exposure associated with termination of these contracts was approximately $8 million after-tax, and is recorded in "Wholesale energy marketing and trading" and "Energy purchases" on the Statement of Income. Additionally, certain of these contracts with Enron extended through 2006, and were at prices more favorable to PPL Energy Supply than current market prices. However, there is no further accounting charge to be recorded. PPL expects to make a claim in Enron's bankruptcy proceeding with respect to all amounts payable by Enron resulting from the termination of these contracts.

  Write-down of International Energy Projects

  PPL Global has a 51% economic interest in WPD 1953, a 15.4% equity investor in Teeside Power Limited, the owner of the 1,875 MW Teesside Power Station, located in northeast England. Through its European affiliates, Enron was an owner, the operator and power purchaser of the station's output. As a result of Enron being placed into receivership in the U.K. and its default on obligations under the power purchase agreements, WPD 1953 wrote off its entire equity investment in Teesside Power Limited. PPL Global's share of the impairment loss was $21 million and is included in "Write-down of international energy projects," a component of "Other Charges" on the Statement of Income.

  In connection with the Enron bankruptcy and the probable resulting loss of Teesside cash flows, PPL and its subsidiaries evaluated the carrying value of the investment in WPD 1953 and WPDL. Fair value, measured using discounted cash flows, was compared to the carrying value to determine whether impairment existed at December 31, 2001. Fair value was determined considering the loss of the value of the future cash flows from the Teesside Power Station and a forecasted reduction in future operating cash flows at WPD 1953 and WPDL. The probability-weighted impairment loss was $117 million, after-tax. The pre-tax charge was $134 million, and was recorded as a charge to "Write-down of international energy projects."

  PPL Global owns 89.6% of CEMAR, which distributes and sells electricity in Brazil, under a 30-year concession agreement with the government. The combined effects of growth in demand, decreased rainfall on the country's heavily hydroelectric-dependent generating capacity and delays in the development of new non-hydroelectric generation have led to shortages of electricity in certain regions. As a result, the Brazilian government implemented countrywide electricity rationing in mid-2001. In addition, the wholesale energy markets in Brazil have been substantially disrupted. CEMAR's results of operations, its cash flows, and its continued ability to meet its financial obligations have deteriorated due to the continuing impact of the electricity rationing, the disruption in the energy markets, the failure of the electricity regulator to adequately address these problems, the resulting effects on the Brazilian capital markets and related factors.

  In December 2001 and January 2002, the Brazilian electricity regulator issued tariff rulings that CEMAR believes are inadequate to compensate for CEMAR's rationing-related losses and to meet its ongoing operational and financial requirements. Moreover, CEMAR believes that these tariff rulings demonstrate that the regulator may not take the necessary steps to resolve the current problems in a satisfactory manner. In addition, the Brazilian wholesale energy markets continue to be disrupted and recent actions by the electricity regulator indicate that adequate compensation to CEMAR for its transactions in that market may not be made. Finally, the continued problems in the Brazilian energy market and the lack of appropriate regulatory actions have significantly decreased the availability of local financing for CEMAR.

  As a result of the above events, PPL Global estimates that the long-term viability of the CEMAR operation is jeopardized and that there is minimal probability of positive future cash flows. Consequently, at December 31, 2001, PPL Global recorded an impairment loss in the carrying value of its net assets in CEMAR of $179 million, reflected in "Write-down of international energy projects." In addition, CEMAR increased its valuation allowance in deferred tax assets, thereby recording $44 million in additional foreign deferred income taxes. A related $6 million credit to "Minority Interest" was also reflected on the Statement of Income. The net result of these transactions was a $217 million charge to earnings. PPL Global currently anticipates writing off the remaining portion of its CEMAR investment, approximately $100 million, in 2002.

  As a result of the financial difficulties discussed above, CEMAR has failed to pay certain of its creditors for obligations when due. CEMAR is currently in discussions with creditors, governmental officials, regulators and other parties to address these problems.

  In addition, CEMAR expects that it will not be in compliance with the financial covenants in its $150 million debenture indenture when it closes its books for the quarter ended December 31, 2001. In that case, CEMAR will be required to notify the indenture agent. In accordance with the indenture, the agent will call a meeting of the holders of the debentures within three business days of the notice to hold a vote regarding the acceleration of the debentures. Unless three-fourths of the holders vote against acceleration, the agent will be obligated under the indenture to accelerate the debentures. CEMAR expects the required notice to the indenture agent to occur in the first quarter of 2002.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
PPL Energy Supply, LLC
(Millions of Dollars)

Column A	Column B	Column C			Column D	Column E

	Balance at Beginning of Period
		Additions				Balance at End of Period
		Charged to Income
Description			Other		Deductions

Year Ended December 31, 2001
Reserves deducted from assets in the Balance Sheet
Uncollectible accounts	$52	$63			$15	$100(a)
Obsolete inventory - Materials and supplies	4				3	1
Mark-to-market valuation reserves	2	5				7

Year Ended December 31, 2000
Reserves deducted from assets in the Balance Sheet
Uncollectible accounts	3	24	26	(b)	1	52
Obsolete inventory - Materials and supplies		4				4
Mark-to-market valuation reserves		2				2

Year Ended December 31, 1999
Reserves deducted from assets in the Balance Sheet
Uncollectible accounts			3			3
Obsolete inventory - Materials and supplies

(a)	Includes reserves for customer accounts receivable, California ISO, the Enron bankruptcy and other.
(b)	Includes the reserve recorded for the acquisition and consolidation of CEMAR.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Item 10 is omitted as PPL Energy Supply meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Item 11 is omitted as PPL Energy Supply meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Item 12 is omitted as PPL Energy Supply meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Item 13 is omitted as PPL Energy Supply meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K.

PPL ELECTRIC UTILITIES CORPORATION AND SUBSIDIARIES

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S
COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

Additional information for this item is set forth in the sections entitled "Quarterly Financial Data" and "Shareowner and Investor Information" of this report.

ITEM 6. SELECTED FINANCIAL AND OPERATING DATA

		2001 (g)	2000 (g)	1999	1998	1997
PPL Electric Utilities Corporation (a)

Income Items -- millions
	Operating revenues	$2,694	$3,336	$3,952	$3,643	$3,049
	Operating income (b)	419	669	749	801	790
	Net income (loss)	119	261	398	(587)	308
Balance Sheet Items -- millions (c)
	Property, plant and equipment, net	2,445	2,401	4,345	4,331	6,820
	Recoverable transition costs	2,174	2,425	2,647	2,819
	Total assets	5,921	6,023	9,092	8,838	9,472
	Long-term debt	3,459	3,126	3,505	2,569	2,633
	Company-obligated mandatorily redeemable
	preferred securities of subsidiary trusts holding solely company debentures	250	250	250	250	250
	Preferred stock
	With sinking fund requirements	31	46	46	295	295
	Without sinking fund requirements	51	51	51	171	171
	Common equity	931	1,160	1,296	1,730	2,612
	Short-term debt		59	183	91	45
	Total capital provided by investors	4,722	4,692	5,331	5,106	6,006
	Capital lease obligations (d)			125	168	171
Financial Ratios
	Return on average common equity -- %	11.09	19.40	25.59	28.21	11.75
	Embedded cost rates (c)
	Long-term debt -- %	6.81	6.88	6.97	7.56	7.91
	Preferred stock -- %	5.81	5.87	5.87	6.09	6.90
	Preferred securities -- %	8.44	8.44	8.44	8.44	8.43
	Times interest earned before income taxes	1.89	2.81	3.75	4.22	3.67
	Ratio of earnings to fixed charges -- total
	enterprise basis (e)	1.9	2.7	3.5	3.9	3.5
	Ratio of earnings to fixed charges and dividends on preferred stock--total enterprise basis (e)	1.8	2.5	3.0	3.0	2.8
Sales Data
	Customers (thousands)(c)	1,298	1,270	1,270	1,257	1,247
	Electric energy sales delivered -- millions of kWh
	Residential	12,269	11,924	11,704	11,156	11,434
	Commercial	12,130	11,565	11,002	10,597	10,309
	Industrial	10,000	10,224	10,179	10,227	10,078
	Other	211	194	160	164	143

	Service area sales	34,610	33,907	33,045	32,144	31,964
	Wholesale energy sales (f)	924	17,548	31,715	36,708	21,454

	Total electric energy sales delivered	35,534	51,455	64,760	68,852	53,418

(a)	The earnings for each year were affected by unusual items. These adjustments affected earnings available to PPL. See "Earnings" in Review of the Financial Condition and Results of Operations for a description of unusual items in 2001, 2000 and 1999.
(b)	Operating income of 1997 restated to conform to the current presentation.
(c)	At year-end.
(d)	PPL Electric terminated its capital lease in 2000.
(e)	Computed using earnings and fixed charges of PPL Electric and its subsidiaries. Fixed charges consist of interest on short- and long-term debt, other interest charges, interest on capital lease obligations and the estimated interest component of other rentals.
(f)	After the July 1, 2000, corporate realignment, PPL Electric only has wholesale sales to municipalities and NUG purchases that are resold to PPL EnergyPlus.
(g)	Comparability of Selected Financial and Operating Data for 2001 and 2000 to prior years is affected by the corporate realignment on July 1, 2000, in which PPL Electric transferred its electric generation and related assets to PPL and its affiliates. (See Note 12 to the Financial Statements for additional discussion.)

PPL ELECTRIC UTILITIES CORPORATION
ITEM 7. REVIEW OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following discussion explains significant changes in principal items on the Statement of Income comparing 2001 to 2000, and 2000 to 1999. Certain items on the Statement of Income have been impacted by the corporate realignment undertaken by PPL and PPL Electric effective July 1, 2000. See Note 12 to the Financial Statements for information regarding the corporate realignment.

The Statement of Income of PPL Electric for 2001 and the last six months of 2000 include the results of its post-realignment activities (the transmission and distribution of electricity in its service territory and the supply of electricity as a PLR in this territory under Pennsylvania's Customer Choice Act). The results for the first six months of 2000 and the entire year 1999 also include PPL Electric's former electric generation and unregulated wholesale and retail marketing functions. The following adjustments are made when comparing results of operations, to make the periods more comparable:

  When comparing 2001 with 2000, the estimated results of operations of the electric generation and unregulated marketing assets for the first six months of 2000 are eliminated for purposes of comparability.

  When comparing 2000 with 1999, the estimated results of operations of the electric generation and unregulated marketing assets during the second half of 1999 are eliminated for purposes of comparability.

Earnings

The earnings of PPL Electric were impacted by several unusual items. Refer to specific Notes to the Financial Statements for discussion of certain of these unusual items. The unusual items without note references are discussed in "Other Income - net" and "Other Operation Expenses."

	(Millions of dollars)
	2001	2000	1999
Net income	$119	$261	$398
Unusual items (net of tax):
Accounting method change - pensions (Note 9)	5
Environmental insurance recoveries		24
Sale of Sunbury plant and related assets			42
Securitization (Note 2)			19

Net income from core operations	$114	$237	$337

The decrease in net income from core operations in 2001 compared with 2000 was primarily due to the corporate realignment completed on July 1, 2000. After eliminating the estimated results of the electric generation and marketing assets transferred in the corporate realignment from the results of the first half of 2000, comparable earnings for 2000 would have been an estimated $68 million. The $114 million earnings from core operations for 2001 were $46 million higher than the comparable earnings for 2000.

This increase was primarily the effect of:

  higher delivery revenues due to a 2.1% increase in sales;
  lower interest expense due to lower short-term debt levels; and
  lower operating costs, including lower pension expense; partially offset by higher taxes other than income, due to credits for PURTA and local property tax accruals, recorded in 2000.

The decrease in net income from core operations in 2000 compared with 1999 was primarily due to the corporate realignment. After eliminating the estimated results of the electric generation and marketing assets from the earnings in the second half of 1999, comparable earnings for 1999 would have been an estimated $228 million. The $237 million adjusted earnings for 2000 were $9 million higher than the comparable earnings for 1999. This increase was primarily the effect of:

  higher margins on wholesale energy transactions;
  the end of the one-year 4% rate reduction for delivery customers;
  a 2.6% increase in electric delivery sales; and
  gains on sales of emission allowances and lower pension expenses; partially offset by higher interest expense and income taxes, and the write-off of a regulatory asset for the loss incurred in the Retail Access Pilot Program.

Operating Revenues

Retail Electric

The increase (decrease) in retail revenues from electric operations was attributable to the following changes (millions of dollars):

	2001 vs. 2000	2000 vs.1999
PPL Electric
Electric delivery	$12	$28
PLR electric generation supply	284	32
PPL EnergyPlus
Electric generation supply	(259)	(155)
Other	(4)	6

	$33	$(89)

After eliminating the revenues of assets transferred in the corporate realignment from the results for the first half of 2000, retail electric revenues increased by $292 million in 2001 compared to 2000. This increase in revenues was primarily due to:

  higher PPL Electric revenues as a PLR resulting from the return of shoppers due to fewer alternate suppliers under the Customer Choice Act, and a decreased emphasis on the retail supply business by PPL EnergyPlus; and
  increased deliveries of electricity, primarily in commercial and residential markets.

After eliminating the revenues of assets transferred in the corporate realignment from the results for the second half of 1999, operating revenues from retail electric operations increased by $150 million during 2000 compared with 1999. This was primarily due to an increase in PPL EnergyPlus' supply volumes in the first half of 2000 compared with the same period in 1999. Also contributing to the increase were higher PPL Electric retail delivery and PLR supply sales in 2000. This was due to increased usage by commercial and residential customers and fewer service territory customers selecting a supplier other than PPL Electric.

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

Wholesale Energy Marketing and Trading

The increase (decrease) in revenues from wholesale energy marketing and trading activities was attributable to the following (millions of dollars):

	2001 vs. 2000	2000 vs. 1999

Bilateral sales	$(519)	$(337)
PJM	(64)	(44)
Cost-based contracts	(46)	(85)
Gas & oil sales	(149)	(143)
NUG purchases sold to PPL EnergyPlus	92	84
Other	5	(5)

	$(681)	$(530)

After eliminating the revenues of assets transferred in the corporate realignment from the results for the first half of 2000, and making other pro-forma adjustments, wholesale revenues increased by $17 million during 2001 compared with 2000. This increase was primarily due to the sale of power (purchased from NUGs) to PPL EnergyPlus.

After eliminating the revenues of assets transferred in the corporate realignment from the results for the second half of 1999, wholesale energy marketing and trading revenues increased by $153 million in 2000 compared with 1999. This increase was primarily due to increased bilateral sales revenues due to higher market pricing and increased sales volumes to other counterparties. In 2001 and going forward, PPL Electric wholesale sales are and will be derived solely from NUG purchases that PPL Electric resells to PPL EnergyPlus and sales to municipalities.

Fuel

Effective with the July 1, 2000 corporate realignment, the generation of electricity, and the acquisition of fuel for that generation, was transferred to PPL Generation.

Electric fuel costs decreased by $245 million in 2000 compared with 1999. After eliminating the expenses associated with assets transferred in the corporate realignment from the results for the second half of 1999, electric fuel costs decreased by $20 million in 2000 compared with 1999. This decrease was attributed to lower generation because of the Holtwood plant closing and the sale of the Sunbury plant in 1999, plant outages and reduced operation of less economical units. Lower nuclear fuel expense also contributed to the decrease in electric fuel costs. During the first quarter of 1999, there was a charge of $5 million to accrue for the increase in estimated costs for dry cask canisters for on-site spent fuel storage at the Susquehanna plant.

Energy Purchases

Energy purchases increased by $93 million in 2001 compared with 2000. After eliminating the expenses associated with assets transferred in the corporate realignment from the results for the first half of 2000, energy purchases increased by $290 million during 2001 compared with 2000. The increase reflects higher purchases of electricity from PPL EnergyPlus to meet PPL Electric's higher PLR obligation.

Energy purchases increased by $22 million in 2000 compared with 1999. After eliminating the expenses of assets transferred in the corporate realignment from the results for the second half of 1999, energy purchases increased by $301 million during 2000 compared with 1999. During the first half of 2000, energy purchases increased by $166 million over the same period in 1999. This was primarily due to higher purchases to support PPL EnergyPlus' increased unregulated retail electric and gas sales. Also, higher per-unit prices for these purchases contributed to the increase in energy purchases, coupled with recognized losses on certain long-term forward transactions. The remainder of the increase during 2000, $135 million, represents the estimated increase in PPL Electric's purchases to support its PLR load in the second half of 2000, as noted above.

Amortization of Recoverable Transition Costs

Amortization of recoverable transition costs increased by $24 million in 2001 compared with 2000. This increase was primarily due to the collection of CTC revenues related to prior year CTC deferrals of amounts in excess of the rate cap. The increase also reflects higher amortization of intangible transition property due to lower interest expense on the transition bonds.

Amortization of recoverable transition costs increased by $33 million in 2000 compared with 1999. This increase was the result of recording twelve months of amortization in 2000 as compared to five months of amortization recorded in 1999. This increase was partially offset by a decrease in CTC revenues related to a deferral of CTC amounts in excess of the rate cap.

Other Operation Expenses

Other operation expenses decreased by $123 million in 2001 compared with 2000. After eliminating the expenses of assets transferred in the corporate realignment from the results for the first half of 2000, other operation expenses increased by $3 million in 2001 compared with 2000. This increase was primarily due to an insurance settlement for environmental liability coverage recorded in 2000 (as a reduction of expenses), partially offset by lower pension expense and lower corporate expenses from PPL Services.

Other operation expenses decreased by $237 million from 1999 to 2000. After eliminating the expenses of assets transferred in the corporate realignment from the results for the second half of 1999, other operation expenses decreased by $86 million during 2000 compared with 1999. This decrease was primarily the result of environmental insurance recoveries, gains on the sale of emission allowances and a decrease in pension costs, offset by increased costs of wages and benefits.

Maintenance Expenses

Maintenance expenses decreased by $96 million in 2001 compared with 2000. After eliminating the expenses of assets transferred in the corporate realignment from the results for the first half of 2000, maintenance expenses decreased by $15 million in 2001 when compared with 2000. This decrease was primarily the result of allocating more rents for office space to the user business lines in 2001 compared to 2000, as well as lower overhead line maintenance.

Maintenance expenses decreased by $54 million in 2000 compared with 1999. After eliminating the expenses associated with assets transferred in the corporate realignment from the results for the second half of 1999, maintenance expenses were unchanged during 2000 compared with 1999.

Depreciation

Depreciation decreased by $76 million in 2001 compared with 2000. After eliminating the expenses of assets transferred in the corporate realignment from the results for the first half of 2000, depreciation decreased by $8 million during 2001 compared with 2000. This decrease reflects a change in life characteristics for transmission and distribution property.

Depreciation decreased by $66 million in 2000 compared with 1999. After eliminating the expenses of assets transferred in the corporate realignment from the results for the second half of 1999, depreciation decreased by $3 million from 1999 to 2000.

Taxes, Other Than Income

Taxes, other than income, decreased by $18 million in 2001 compared with 2000. After eliminating the expenses of assets transferred in the corporate realignment from results for the first half of 2000, taxes, other than income increased by $12 million. This increase was primarily due to credits to PURTA and local property tax accruals recorded in the third quarter of 2000.

Other Income - net

Other income decreased by $80 million in 2000 compared with 1999. After eliminating the other income of assets transferred in the corporate realignment from the results for the second half of 1999 (including a $66 million pre-tax gain on the sale of the Sunbury plant and related assets), other income decreased by $28 million during 2000 compared with 1999. This decrease was primarily due to a charge of $12 million resulting from a PUC ruling requiring the write-off of the regulatory asset for the loss incurred in Pennsylvania's Retail Access Pilot Program, and an adverse FERC decision regarding investments in PJM.

Financing Costs

Interest expense decreased by $9 million in 2001 compared with 2000. This decrease was primarily the result of lower outstanding commercial paper and intercompany borrowings.

Interest expense increased by $25 million in 2000 compared with 1999. Interest on long-term debt increased by $17 million. This increase was primarily associated with the issuance of transition bonds by PPL Transition Bond Company in August 1999, offset by retirements of mortgage bonds. Interest on short-term debt increased by $8 million. This change was primarily due to an increase in intercompany loans outstanding and a reduction in AFUDC in 2000.

Dividends on preferred securities decreased by $11 million from 1999 to 2000. This decrease was the result of PPL Electric's repurchase of preferred stock held by PPL.

Income Taxes

Income tax expense decreased by $106 million in 2001 compared with 2000. After eliminating the estimated income associated with assets transferred in the corporate realignment from the results for the first half of 2000, income taxes increased by $2 million during 2001 compared with 2000. This reflects an increase in pro-forma pre-tax book income.

Income tax expense increased by $20 million in 2000 compared with 1999. After eliminating the estimated income associated with assets transferred in the corporate realignment from the results for the second half of 1999, income taxes increased by $68 million during 2000 compared with 1999. This increase was primarily due to a release of deferred taxes no longer required due to securitization, recognized in the third quarter of 1999.

Financial Condition

Liquidity

At December 31, 2001, PPL Electric's net cash position was $79 million, consisting entirely of cash and cash equivalents and no short-term debt. Cash and cash equivalents are derived from cash from operations, cash from financing activities and cash from investing activities. PPL Electric derives steady cash flows from operations through the delivery of electricity to customers over transmission and distribution networks. In 2001, PPL Electric signed a full requirements contract with PPL EnergyPlus to meet its PLR requirements through 2009, in order to eliminate the energy price exposure associated with purchasing energy in the open market to meet PLR load. Cash from operations in 2001 was $392 million compared to $803 million in 2000. The decrease was primarily due to the corporate realignment completed in July 2000 which transferred certain generation and related assets and associated liabilities to PPL and its unregulated subsidiaries.

Net cash used in financing activities was $148 million in 2001 and $519 million in 2000. The primary uses of cash in financing activities in 2001 were the retirement of PPL Electric's long-term debt, the repurchase of its common stock from PPL and the payment of dividends. A commercial paper program at PPL Electric totaling $400 million is maintained to meet short-term cash needs. The amount of commercial paper that could be outstanding under PPL Electric's program is limited to the amount of its unused credit line. If the existing credit ratings of these commercial paper program ratings were lowered, it is unlikely that there would be sufficient investor demand for the commercial paper and PPL Electric would have to borrow against its unsecured credit line if internal cash flows were insufficient to meet short-term cash needs.

PPL Electric maintains an unsecured credit line of $402 million that is available as a backstop for its commercial paper program or for direct borrowings. The credit line is also available to issue up to $200 million in letters of credit that may be needed for credit enhancements and margin requirements resulting from PPL Electric's PLR energy contract with PPL EnergyPlus or other contracting activities. PPL Electric's maximum collateral requirement associated with the PLR contract is $300 million. In January 2002, PPL Electric provided PPL EnergyPlus with cash collateral of $56 million. This credit line contains financial and other covenants that if not met, would limit or restrict the ability to borrow or issue letters of credit or cause early payment of outstanding borrowings. At this time, PPL Electric believes that these covenants will not limit access to these funding sources.

Under its credit line, PPL Electric must maintain a debt to capitalization percentage not greater than 70%. At December 31, 2001 and December 31, 2000, PPL Electric's debt to total capitalization percentage, as developed in accordance with its credit line, was 57% and 43%, respectively.

PPL Electric also has available funding sources that are provided through off-balance sheet leasing arrangements. These financing arrangements provide funds for equipment such as computers, vehicles and tools. As of December 31, 2001, PPL Electric had approximately $90 million of funding capacity available to it through those leasing arrangements. These financing arrangements contain covenants that, if not met, could limit or restrict access to these funds or require early payment of obligations. At this time, PPL Electric believes that these covenants will not limit access to these funding sources.

At December 31, 2001, the estimated contractual cash obligations of PPL Electric were as follows (in millions):

Contractual Cash Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Long-term Debt (a)	$3,467	$274	$939	$1,033	$1,221
Capital Lease Obligations
Operating Leases	98	29	31	20	18
Unconditional Purchase Obligations
Other Long-term Obligations	1,206	165	497	331	213

Total Contractual Cash Obligations	$4,771	$468	$1,467	$1,384	$1,452

(a) Includes $1.9 billion of transition bonds issued by PPL Transition Bond Company in 1999 to securitize a portion of PPL Electric's stranded costs. This debt is non-recourse to PPL Electric.

At December 31, 2001, PPL Electric provided a guarantee in the amount of $7 million in support of Safe Harbor Water Power Corporation, in which PPL Electric had an ownership interest prior to the corporate realignment.

At December 31, 2001, the estimated commercial commitments of PPL Electric were as follows (in millions):

		Amount of Commitment Expiration per period
Other Commercial Commitments	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	Over 5 years

Lines of Credit (a)
Standby Letters of Credit
Draws Under Lines of Credit
Guarantees
Debt	$7				$7
Performance
Standby Repurchase Obligations
Other Commercial Commitments

Total Commercial Commitments	$7				$7

(a) Available credit facilities of $402 million.

Terms governing the various securities issued by PPL Electric contain financial and other covenants that require compliance in order to avoid defaults and accelerations of payments. At this time, PPL Electric believes that it will be able to meet these covenant requirements. In order to meet its maturing obligations in future years, PPL Electric expects that it will have to continue to access both the bank and capital securities markets. The long-term debt and similar securities and their maturities are included in the table of Contractual Cash Obligations above.

Net cash used in investing activities in 2001 was $432 million, compared to $69 million in 2000. The increase in 2001 was primarily the result of a loan to PPL and affiliates. In 2002, PPL Electric's expenditures for property, plant and equipment are expected to increase primarily to accommodate an automated meter reading project initiated in late 2001. PPL Electric anticipates that its capital requirements will be funded from cash on hand, loan repayments from affiliates and cash from operations in 2002.

Energy Marketing and Trading Activities

In connection with the corporate realignment, effective July 1, 2000, PPL Electric's unregulated energy marketing and trading activities were transferred to PPL EnergyPlus.

Related Party Transactions

PPL Electric is not aware of any material ownership interests or operating responsibility by senior management of PPL Electric or its subsidiaries in outside partnerships or other entities doing business with PPL Electric.

For additional information on related party transactions, see Note 11 to the Financial Statements.

Capital Expenditure Requirements

The schedule below shows PPL Electric's current capital expenditure projections for the years 2002-2006 and actual spending for the year 2001 (millions of dollars):

	Actual	Projected
	2001	2002	2003	2004	2005	2006

Construction expenditures
Transmission and distribution facilities	$124	$213	$219	$192	$163	$182
Environmental
Other	29	22	22	22	22	22

Total Capital Expenditures	$153	$235	$241	$214	$185	$204

Construction expenditures include AFUDC which is expected to be less than $4 million in each of the years 2002-2006.

PPL Electric's capital expenditure projections for the years 2002-2006 total about $1.1 billion. Capital expenditure plans are revised from time-to-time to reflect changes in conditions.

Cash Flow

Cash and cash equivalents decreased by $403 million more during 2001 compared with 2000. The reasons for this change were:

  A $411 million decrease in cash provided by operating activities, primarily due to the operating income of assets transferred in the corporate realignment. This decrease also reflects the $90 million up-front payment made to PPL EnergyPlus under the long-term energy supply contract.

  A $363 million increase in cash used in investing activities, primarily due to an increase in net loans to parent and affiliates, offset by lower expenditures for property, plant and equipment due to the transfer of generating assets in the corporate realignment.

  A $371 million decrease in cash used in financing activities. This reflects the issuance of the senior secured bonds in 2001, net of cash used to repurchase common stock from PPL.

Environmental Matters

See Note 10 to the Financial Statements for a discussion of environmental matters.

Competition

The electric utility industry has experienced, and may continue to experience, an increase in the level of competition in the energy supply market at both the state and federal levels. PPL Electric's PLR supply business will be affected by customers who select alternate suppliers under the Customer Choice Act.

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

Critical Accounting Policies

PPL Electric's financial condition and results of operations are necessarily impacted by the methods, assumptions and estimates used in the application of critical accounting policies. The following accounting policies are particularly important to the financial condition or results of operations of PPL Electric, and require estimates or other judgments of matters inherently uncertain. Changes in the estimates or other judgments included within these accounting policies could result in a significant change to the information presented in the financial statements. (These accounting policies are also discussed in Note 1 to the Financial Statements.)

1)  Pension and Other Postretirement Benefits

As described in Note 9, PPL Electric participates in, and is allocated a share of the liability and net periodic pension cost of the PPL Retirement Plan and the PPL Postretirement Benefit Plan. PPL follows the guidance of SFAS 87, "Employers' Accounting for Pension" and SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" for these benefits. Under these accounting standards, assumptions are made regarding the valuation of benefit obligations and performance of plan assets. Delayed recognition of differences between actual results and those assumed is a guiding principle of these standards. This allows for a smoothed recognition of changes in benefit obligations and plan performance over the working lives of the employees who benefit under the plans. The primary assumptions are as follows:

  Discount Rate - The discount rate is used to record the value of benefits, which are based on future projections, in terms of today's dollars.

  Expected Return on Plan Assets - Management projects the future return on plan assets based principally on prior performance. The projected future value of assets reduces the benefit obligation a company will record.

  Rate of Compensation Increase - Management projects employees' annual pay increases, which are used to project employees pension benefits at retirement.

  Health Care Cost Trend - Management projects the expected increases in the cost of health care.

  Amortization of Gains/(Losses) - Management can select the method by which gains or losses are recognized in financial results. These gains or losses are created when actual results differ from estimated results based on the above assumptions.

At December 31, 2001, PPL Electric had been allocated accrued pension and postretirement liabilities of $71 million. These liabilities are included in "Deferred Credits and Other Noncurrent Liabilities - Other" on the Balance Sheet.

During 2001, PPL made changes to its assumptions related to the discount rate, the rate of compensation increase and the method of amortization of gains/(losses).

A variance in the discount rate, expected return on plan assets, rate of compensation increase or amortization method could have a significant impact on the pension costs recorded under SFAS 87.

A variance in the health care cost trend assumption could have a significant impact on costs recorded under SFAS 106 for postretirement medical expense.

2)  Contingencies

PPL Electric periodically records the estimated impacts of various conditions, situations or circumstances involving uncertain outcomes. These events are called "contingencies," and PPL Electric's accounting for such events is prescribed by SFAS 5, "Accounting for Contingencies." SFAS 5 defines a contingency as "an existing condition, situation, or set of circumstances involving uncertainty as to possible gain or loss to an enterprise that will ultimately be resolved when one or more future events occur or fail to occur."

SFAS 5 does not permit the accrual of gain contingencies under any circumstances. For loss contingencies, the loss must be accrued if (1) information is available that it is probable that the loss has been incurred, given the likelihood of the uncertain future events; and (2) that the amount of the loss can be reasonably estimated.

The accrual of a contingency involves considerable judgment on the part of management. PPL Electric uses its internal expertise and outside experts (such as lawyers, tax specialists and engineers), as necessary, to help estimate the probability that a loss has been incurred and the amount (or range) of the loss. The largest contingency on PPL Electric's balance sheet had been the loss accrual for above market NUG purchase commitments, being the difference between the above market contract terms and the fair value of the energy. This loss accrual of $854 million was recorded in 1998, when PPL Electric's generation business was deregulated. Under regulatory accounting, PPL Electric recorded the above market cost of the purchases from NUGs as part of its purchased power costs on an as-incurred basis, since these costs were recovered in regulated rates. When the generation business was deregulated, the loss contingency associated with the commitment to make above market NUG purchases was recorded. This loss accrual for the above market portion of NUG purchase commitments was recorded because it was probable the loss had been incurred and the estimate of future energy prices could be reasonably determined, using forward pricing information. This loss accrual was transferred to PPL EnergyPlus in the July 1, 2000 corporate realignment.

PPL Electric has also recorded contingencies for uncollectible accounts, environmental remediation, taxes and litigation in situations where management determined it was probable a loss had been incurred and it could be reasonably estimated.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Sensitive Instruments

Commodity Price Risk

PPL Electric and PPL EnergyPlus had a long-term power supply agreement under which PPL EnergyPlus sold to PPL Electric, at a predetermined pricing arrangement, energy, capacity and ancillary services to fulfill PPL Electric's PLR obligation through 2001. PPL EnergyPlus has contracted to supply PPL Electric with long-term power for the period 2002 through 2009. As a result, PPL Electric has shifted any electric price risk relating to its PLR obligation to PPL EnergyPlus for 2001 through 2009.

Interest Rate Risk

PPL Electric has issued debt to finance its operations, which increases interest rate risk. PPL Electric's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was not significant at December 31, 2001, compared to $2 million at December 31, 2000.

PPL Electric is also exposed to changes in the fair value of its debt portfolio. At December 31, 2001, PPL Electric estimated that its potential exposure to a change in the fair value of its debt portfolio, through a 10% adverse movement in interest rates, was approximately $56 million, compared to $20 million at December 31, 2000.

Market events that are inconsistent with historical trends could cause actual results to differ from estimated levels.

Nuclear Decommissioning Fund - Securities Price Risk

In connection with the corporate realignment, effective July 1, 2000, the nuclear decommissioning fund was transferred to, and will be maintained by, PPL Susquehanna.

Report of Independent Accountants

To the Board of Directors and Shareowner of
PPL Electric Utilities Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 176 present fairly, in all material respects, the financial position of PPL Electric Utilities Corporation and its subsidiaries ("PPL Electric") at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of PPL Electric's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 9 to the consolidated financial statements, PPL Electric changed its method of accounting for amortizing unrecognized gains or losses in the annual pension expense/income determined under Statement of Financial Accounting Standards No. 87, Employers' Accounting for Pensions.

PricewaterhouseCoopers LLP
Philadelphia, PA
February 4, 2002

PPL Electric Utilities Corporation
Management's Report on Responsibility for Financial Statements

The management of PPL Electric is responsible for the preparation, integrity and objectivity of the consolidated financial statements and all other sections of this annual report. The financial statements were prepared in accordance with accounting principles generally accepted in the United States of America, and the Uniform System of Accounts prescribed by the Federal Energy Regulatory Commission for regulated businesses. In preparing the financial statements, management makes informed estimates and judgments of the expected effects of events and transactions based upon currently available facts and circumstances. Management believes that the financial statements are free of material misstatement and present fairly the financial position, results of operations and cash flows of PPL Electric.

PPL Electric's consolidated financial statements have been audited by PricewaterhouseCoopers, LLP (PWC) independent certified public accountants. PWC's appointment as auditors was previously ratified by the shareowners of PPL. Management has made available to PWC all PPL Electric's financial records and related data, as well as the minutes of shareowner's and directors' meetings. Management believes that all representations made to PWC during its audit were valid and appropriate.

PPL Electric maintains a system of internal control designed to provide reasonable, but not absolute, assurance as to the integrity and reliability of the financial statements, the protection of assets from unauthorized use or disposition and the prevention and detection of fraudulent financial reporting. The concept of reasonable assurance recognizes that the cost of a system of internal control should not exceed the benefits derived and that there are inherent limitations in the effectiveness of any system of internal control.

Fundamental to the control system is the selection and training of qualified personnel, an organizational structure that provides appropriate segregation of duties, the utilization of written policies and procedures and the continual monitoring of the system for compliance. In addition, PPL maintains an internal auditing program to evaluate PPL Electric's system of internal control for adequacy, application and compliance. Management considers the internal auditors' and PWC's recommendations concerning its system of internal control and has taken actions which are believed to be cost-effective in the circumstances to respond appropriately to these recommendations. Management believes that PPL Electric's system of internal control is adequate to accomplish the objectives discussed in this report.

The Board of Directors, acting through PPL's Audit Committee, oversees management's responsibilities in the preparation of the financial statements. In performing this function, the Audit Committee, which is composed of four independent directors, meets periodically with management, the internal auditors and PWC to review the work of each. PWC and the internal auditors have free access to PPL's Audit Committee and to the Board of Directors, without management present, to discuss internal accounting control, auditing and financial reporting matters.

Management also recognizes its responsibility for fostering a strong ethical climate so that PPL Electric's affairs are conducted according to the highest standards of personal and corporate conduct. This responsibility is characterized and reflected in PPL Electric's business policies and guidelines. These policies and guidelines address: the necessity of ensuring open communication within PPL Electric; potential conflicts of interest; proper procurement activities; compliance with all applicable laws, including those relating to financial disclosure; and the confidentiality of proprietary information.

Michael E. Bray
Vice Chair and President

Joseph J. McCabe
Vice President and Controller

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENT OF INCOME FOR THE YEARS ENDED DECEMBER 31,
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars)
	2001	2000	1999

Operating Revenues
Retail electric	$2,457	$2,424	$2,513
Wholesale energy marketing and trading	209	890	1,420
Energy related businesses	28	22	19

Total	2,694	3,336	3,952

Operating Expenses
Operation
Fuel		200	445
Energy purchases	1,502	1,409	1,387
Other	237	360	597
Amortization of recoverable transition costs	251	227	194
Maintenance	51	147	201
Depreciation (Note 1)	91	167	233
Taxes, other than income (Note 4)	116	134	129
Energy related businesses	27	23	17

Total	2,275	2,667	3,203

Operating Income	419	669	749

Other Income - net	16	17	97

Income Before Interest Expense	435	686	846

Interest Expense	230	239	214

Income Before Income Taxes	205	447	632

Income Taxes (Note 4)	65	171	151

Income Before Extraordinary Items	140	276	481

Extraordinary Items (net of income taxes) (Note 2)		11	(46)

Income Before Cumulative Effect of a Change in Accounting
Principle	140	287	435

Cumulative Effect of a Change in Accounting Principle (net of income taxes) (Note 9)	5

Income Before Dividends on Preferred Securities	145	287	435

Dividends - Preferred Securities	26	26	37

Net Income	$119	$261	$398

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars)
	2001	2000	1999

Cash Flows From Operating Activities
Net income	$119	$261	$398
Extraordinary items (net of income taxes)		11	(46)

Net income before extraordinary items	119	250	444
Adjustments to reconcile net income before extraordinary items to net cash provided by operating activities
Depreciation	91	167	233
Amortizations - recoverable transition costs and other	260	189	149
Gain on sale of generating assets			(65)
Nuclear fuel amortization		28	59
Dividend requirements - preferred securities	26	26	37
Deferred income taxes and investment tax credits	31	(9)	(73)
Prepayment on PLR energy supply from affiliate	(90)
Pension expense (income)	(24)	(4)	6
Cumulative effect of change in accounting principle	(5)
Change in current assets and current liabilities
Accounts receivable	(76)	(22)	44
Accounts payable	113	192	(106)
Other - net	(41)	(1)	(11)
Other operating activities - net	(12)	(13)	(72)

Net cash provided by operating activities	392	803	645

Cash Flows From Investing Activities
Expenditures for property, plant and equipment	(134)	(242)	(300)
Loan to parent and affiliates - net	(280)	142	(60)
Sale of generating assets			99
Sale of nuclear fuel to trust		27	14
Other investing activities - net	(18)	4	1

Net cash used in investing activities	(432)	(69)	(246)

Cash Flows From Financing Activities
Issuance of long-term debt	800		2,419
Retirement of long-term debt	(465)	(380)	(1,497)
Purchase of treasury stock	(280)		(632)
Retirement of preferred stock	(15)		(380)
Payments on capital lease obligations		(11)	(59)
Payment of common and preferred dividends	(107)	(140)	(231)
Termination of nuclear fuel lease		(154)
Cash of subsidiaries divested in corporate realignment (Note 12)		(73)
Net increase (decrease) in short-term debt	(59)	239	92
Other financing activities - net	(22)		(90)

Net cash used in financing activities	(148)	(519)	(378)

Net Increase (Decrease) in Cash and Cash Equivalents	(188)	215	21
Cash and Cash Equivalents at Beginning of Period	267	52	31

Cash and Cash Equivalents at End of Period	$79	$267	$52

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest (net of amount capitalized)	$50	$227	$202
Income taxes	$63	$91	$192

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEET AT DECEMBER 31,
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars)
	2001	2000
Assets

Current Assets
Cash and cash equivalents (Note 1)	$79	$267
Accounts receivable (less reserve: 2001, $19; 2000, $16)	178	173
Accounts receivable from parent and affiliates (Note 11)	18	99
Notes receivable from parent and affiliates (Note 11)	350	70
Income tax receivable	36	51
Unbilled revenues	131	137
Fuel, materials and supplies - at average cost	27	30
Prepayment on PLR energy supply from affiliate (Note 11)	11
Deferred income taxes	41	35
Other	12	13

	883	875

Investments	35	18

Property, Plant and Equipment - net
Electric utility plant in service (Note 1)
Transmission and distribution	2,227	2,183
General	182	180

	2,409	2,363
Construction work in progress	32	33

Electric utility plant	2,441	2,396
Other property	4	5

	2,445	2,401

Regulatory and Other Noncurrent Assets (Note 1)
Recoverable transition costs	2,174	2,425
Prepayment on PLR energy supply from affiliate (Note 11)	79
Other	305	304

	2,558	2,729

	$5,921	$6,023

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEET AT DECEMBER 31,
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars)
	2001	2000
Liabilities and Equity

Current Liabilities
Short-term debt (Note 7)		$59
Long-term debt	$274	240
Accounts payable	34	62
Accounts payable to parent and affiliates (Note 11)	122	207
Taxes	74	51
Interest	34	20
Dividends	6	23
Other	40	62

	584	724

Long-term Debt	3,185	2,886

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes and investment tax credits (Note 4)	757	724
Other (Note 1)	132	182

	889	906

Commitments and Contingent Liabilities (Note 10)

Company-obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely Company Debentures	250	250

Preferred Stock
With sinking fund requirements	31	46
Without sinking fund requirements	51	51

	82	97

Shareowner's Common Equity
Common stock	1,476	1,476
Additional paid-in capital	51	55
Treasury stock (Note 1)	(912)	(632)
Earnings reinvested	332	277
Capital stock expense and other	(16)	(16)

	931	1,160

	$5,921	$6,023

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF SHAREOWNER'S COMMON EQUITY AND COMPREHENSIVE INCOME

PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars)
	For the Years Ended December 31,
	2001	2000	1999

Common stock at beginning of year	$1,476	$1,476	$1,476

Common stock at end of year	1,476	1,476	1,476

Additional paid-in capital at beginning of year	55	55	70
Return of capital in conjunction with plan of division	(5)
Other	1		(15)

Additional paid-in capital at end of year	51	55	55

Treasury stock at beginning of year	(632)	(632)
Treasury stock purchased	(280)		(632)

Treasury stock at end of year	(912)	(632)	(632)

Earnings reinvested at beginning of year	277	419	210
Net income (b)	119	261	398
Cash dividends declared on common stock	(64)	(132)	(189)
Common distribution in corporate realignment		(271)

Earnings reinvested at end of year	332	277	419

Accumulated other comprehensive income (loss) at beginning of year		(6)	(6)
Transfer of minimum pension liability in corporate realignment (b), (c)		6

Accumulated other comprehensive income (loss) at end of year			(6)

Capital stock expense and other at beginning of year	(16)	(16)	(20)
Other			4

Capital stock expense and other at end of year	(16)	(16)	(16)

Total Shareowner's Common Equity	$931	$1,160	$1,296

Common stock shares at beginning of year (a)	102,230	102,230	157,300
Treasury stock purchased	(24,200)		(55,070)

Common stock shares at end of year	78,030	102,230	102,230

(a)	In thousands. No par value. 170 million shares authorized. All common shares of PPL Electric stock are owned by PPL.
(b) Statement of Comprehensive Income (Note 1):
Net income	$119	$261	$$398
Other comprehensive income, net of tax:
Transfer of minimum pension liability in corporate realignment		6

Total other comprehensive income		6

Comprehensive Income	$119	$267	$398

(c)	The adjustment in 2000 represents the transfer of the minimum pension liability to PPL Services in the corporate realignment.

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF PREFERRED STOCK AT DECEMBER 31,
PPL Electric Utilities Corporation and Subsidiaries(a)
(Millions of Dollars)
			Shares Outstanding
	Outstanding			Shares Authorized
	2001	2000	2001
Preferred Stock -- $100 par, cumulative
4-1/2%	$25	$25	247,524	629,936
Series	57	72	568,665	10,000,000

	$82	$97

Details of Preferred Stock (b)
					Sinking Fund Provisions
				Optional Redemption Price Per Share
			Shares Outstanding		Shares to be Redeemed Annually
	Outstanding					Redemption Period
	2001	2000	2001
With Sinking Fund Requirements
Series Preferred
5.95%		$1
6.125%	$17	31	167,500	(c)	(d)	2003-2005
6.15%	10	10	97,500	(c)	97,500	April 2003
6.33%	4	4	46,000	(c)	46,000	July 2003

	$31	$46

Without Sinking Fund Requirements
4-1/2% Preferred	$25	$25	247,524	$110.00
Series Preferred
3.35%	2	2	20,605	103.50
4.40%	12	12	117,676	102.00
4.60%	3	3	28,614	103.00
6.75%	9	9	90,770	(c)

	$51	$51

Decreases in Preferred Stock
	2001		2000		1999
	Shares	Amount	Shares	Amount	Shares	Amount
4-1/2% Preferred	(134)				(282,531)	$(28)
Series Preferred
3.35%					(21,178)	(2)
4.40%					(111,097)	(12)
4.60%					(34,386)	(3)
5.95%	(10,000)	$(1)			(290,000)	(29)
6.05%					(250,000)	(25)
6.125%	(148,000)	(14)			(834,500)	(84)
6.15%					(152,500)	(15)
6.33%					(954,000)	(95)
6.75%					(759,230)	(76)

Decreases in Preferred Stock normally represent: (i) the redemption of stock pursuant to sinking fund requirements; or (ii) shares redeemed pursuant to optional provisions. There were no issuances or redemptions of preferred stock in 2000 through these provisions. The decreases in 1999 indicated above represent PPL Electric's purchase and cancellation of its preferred stock which had been held by PPL. PPL Electric used $380 million of securitization proceeds to effect this repurchase.

(a)	Each share of PPL Electric's preferred stock entitles the holder to one vote on any question presented to PPL Electric's shareowners meetings. There were 5 million shares of PPL Electric's preference stock authorized; none were outstanding at December 31, 2001 and 2000, respectively.
(b)	The involuntary liquidation price of the preferred stock is $100 per share. The optional voluntary liquidation price is the optional redemption price per share in effect, except for the 4-1/2% Preferred Stock for which such price is $100 per share (plus in each case any unpaid dividends).
(c)	These series of preferred stock are not redeemable prior to 2003: 6.125%, 6.15%, 6.33% and 6.75%.
(d)	Shares to be redeemed annually on October 1 as follows: 2003-2004, 57,500; 2005, 52,500.

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF COMPANY-OBLIGATED MANDATORILY REDEEMABLE SECURITIES AT DECEMBER 31, PPL Electric Utilities Corporation and Subsidiaries (a)
(Millions of Dollars)

		Outstanding		Outstanding
		2001	2000	2001	Authorized	Maturity (b)
Company-obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely Company Debentures - $25 per security
	8.10%	$150	$150	6,000,000	6,000,000	July 2027
	8.20%	100	100	4,000,000	4,000,000	April 2027

		$250	$250

(a)	PPL Capital Trust and PPL Capital Trust II issued to the public a total of $250 million of preferred securities through two Delaware statutory business trusts holding solely PPL Electric debentures. PPL Electric owns all of the common securities of the subsidiary trusts, representing the remaining undivided beneficial ownership interest in the assets of the trusts. The proceeds derived from the issuance of the preferred securities and the common securities were used by PPL Capital Trust and PPL Capital Trust II to acquire $103 million and $155 million principal amount of PPL Electric Junior Subordinated Deferrable Interest Debentures ("Subordinated Debentures"). Thus, the preferred securities are supported by a corresponding amount of Subordinated Debentures issued by PPL Electric to the trusts. In addition, PPL Electric has guaranteed all of the trusts' obligations under the preferred securities, to the extent the trusts have funds available for payment.

(b)	The preferred securities are subject to mandatory redemption, in whole or in part, upon the repayment of the Subordinated Debentures at maturity or their earlier redemption. At the option of PPL Electric, the Subordinated Debentures are redeemable on and after April 1, 2002 (for the 8.20% securities) and July 1, 2002 (for the 8.10% securities) in whole at any time or in part from time to time. The amount of preferred securities subject to such mandatory redemption will be equal to the amount of related Subordinated Debentures maturing or being redeemed. The redemption price is $25 per preferred security plus an amount equal to accumulated and unpaid distributions to the date of redemption.

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements

CONSOLIDATED STATEMENT OF LONG-TERM DEBT AT DECEMBER 31,
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars)
		Outstanding
		2001		2000	Maturity (a)
First Mortgage Bonds (b)
	7-3/4%	$28		$28	May 1, 2002
	6-7/8%	19		19	February 1, 2003
	6-7/8%	25		25	March 1, 2004
	6-1/2%	110	(c)	125	April 1, 2005
	6.55%	146	(d)	150	March 1, 2006
	6-1/8%		(e)	200	May 1, 2006
	7-3/8%	10		10	2012-2016
	9-3/8%		(f)	5	2017-2021
	6-3/4% to 8-1/2%	83		83	2022-2026
First Mortgage Pollution Control Bonds (b)
	6.40% Series H	90		90	November 1, 2021
	5.50% Series I	53		53	February 15, 2027
	6.40% Series J	116		116	September 1, 2029
	6.15% Series K	55		55	August 1, 2029
Senior Secured Bonds (b)
	5-7/8%	300	(g)		August 15, 2007
	6-1/4%	500	(g)		August 15, 2009

		1,535		959
Series 1999-1 Transition Bonds
	6.08% to 7.15%	1,923	(h)	2,164	2001-2008

1.54% Pollution Control Revenue Bonds		9		9	June 1, 2027

		3,467		3,132
Unamortized discount		(8)		(6)

		3,459		3,126
Less amount due within one year		(274)		(240)

	Total Long-Term Debt	$3,185		$2,886

(a)	Aggregate long-term debt maturities through 2006 are (millions of dollars): 2002, $274; 2003, $274; 2004, $289; 2005, $376; 2006, $434. There are no bonds outstanding that have sinking fund requirements.
(b)	The First Mortgage Bonds and the First Mortgage Pollution Control Bonds were issued under, and are secured by, the lien of the 1945 First Mortgage Bond Indenture. The lien of the 1945 First Mortgage Bond Indenture covers substantially all electric transmission and distribution plant owned by PPL Electric. The Senior Secured Bonds were issued under the 2001 Senior Secured Bond Indenture. The Senior Secured Bonds are secured by (i) an equal principal amount of First Mortgage Bonds issued under the 1945 First Mortgage Bond Indenture and (ii) the lien of the 2001 Senior Secured Bond Indenture, which covers substantially all electric transmission and distribution plant owned by PPL Electric and which is junior to the lien of the 1945 First Mortgage Bond Indenture.
(c)	In September 2001, PPL Electric redeemed and retired $15 million of its First Mortgage Bonds, 6-1/2% Series due 2005.
(d)	In December 2001, PPL Electric redeemed and retired $4 million of its First Mortgage Bonds, 6.55% Series due 2006.
(e)	In May 1998, PPL Electric issued $200 million First Mortgage Bonds, 6-1/8% Reset Put Securities Series due 2006. In connection with this issuance, PPL Electric assigned to a third party the option to call the bonds from the holders on May 1, 2001. PPL Electric purchased the call option in March 2001, and did not exercise the call option. These bonds would have matured on May 1, 2006, but were required to be surrendered by the existing holders on May 1, 2001 through the automatic exercise of a mandatory put by the trustee on behalf of the bondholders.
(f)	In July 2001, PPL Electric redeemed and retired all of its outstanding First Mortgage Bonds, 9-3/8% Series due 2021, at an aggregate par value of $5 million through the maintenance and replacement fund provisions of its Mortgage.
(g)	In August 2001, PPL Electric issued $300 million of 5-7/8% Senior Secured Bonds due 2007 and $500 million of 6-1/4% Senior Secured Bonds due 2009.
(h)	In August 1999, PPL Transition Bond Company issued $2.4 billion of transition bonds to securitize a portion of PPL Electric's stranded costs. The bonds were issued in eight different classes, with expected average lives of 1 to 8.7 years. Bond principal payments of $241 million were made in 2001.

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

PPL ELECTRIC UTILITIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Summary of Significant Accounting Policies

  Business and Consolidation

  PPL is the parent holding company of PPL Energy Funding, PPL Electric, PPL Gas Utilities, PPL Services and PPL Capital Funding. PPL Electric is the principal utility subsidiary of PPL. PPL Electric's principal businesses are the transmission and distribution of electricity to serve retail customers in its franchised territory in eastern and central Pennsylvania, and the supply of electricity to retail customers in that territory as a PLR.

  The consolidated financial statements include the accounts of PPL Electric and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated. See Note 12 for information on the corporate realignment.

  Use of Estimates/Contingencies

  The preparation of financial statements in conformity with U. S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  PPL Electric records loss contingencies in accordance with SFAS 5, "Accounting for Contingencies."

  Accounting Records

  The accounting records for PPL Electric are maintained in accordance with the Uniform System of Accounts prescribed by the FERC and adopted by the PUC.

  Regulation

  Historically, PPL Electric accounted for its regulated operations in accordance with the provisions of SFAS 71, "Accounting for the Effects of Certain Types of Regulation," which requires rate-regulated entities to reflect the effects of regulatory decisions in their financial statements. PPL Electric discontinued application of SFAS 71 for the generation portion of its business, effective June 30, 1998. In connection with the corporate realignment, effective July  1, 2000, the generating and certain other related assets, along with associated liabilities, were contributed to new unregulated subsidiaries of PPL Generation. PPL Electric's remaining regulated business continues to be subject to SFAS 71.

  Property, Plant and Equipment

  Following are the classes of electric utility plant in service with the associated accumulated depreciation at December 31 (millions of dollars):

	2001	2000

Transmission and distribution	$3,609	$3,521
General	312	309

	3,921	3,830
Less: Accumulated depreciation	1,512	1,467

	$2,409	$2,363

  Property, plant and equipment at December 31, 2001 is recorded at original cost. Original cost includes material, labor, contractor costs, construction overheads and AFUDC.

  When a component of regulated property, plant or equipment is retired, the original cost plus the cost of retirement, less salvage, is charged to accumulated depreciation.

  Depreciation is computed over the estimated useful lives of property using various methods including the straight-line, composite and group methods. The annual provisions for depreciation have been computed principally in accordance with the following ranges of asset lives: transmission and distribution, 15-80 years, and general, 10-80 years. PPL Electric periodically reviews and adjusts the depreciable lives of its fixed assets if approved by regulators.

  Recoverable Transition Costs

  Based on the PUC Final Order, PPL Electric was amortizing its competitive transition (or stranded) costs over an eleven-year transition period effective January 1, 1999. In August 1999, competitive transition costs of $2.4 billion were converted to intangible transition costs when securitized by the issuance of transition bonds. The intangible transition costs are being amortized over the life of the transition bonds, August 1999 through December 2008, in accordance with an amortization schedule filed with the PUC. The assets of PPL Transition Bond Company, including the intangible transition property, are not available to creditors of PPL or PPL Electric. The transition bonds are obligations of PPL Transition Bond Company and are non-recourse to PPL and PPL Electric. The remaining competitive transition costs are also being amortized based on an amortization schedule previously filed with the PUC, adjusted for those competitive transition costs that were converted to intangible transition costs. As a result of the conversion of a significant portion of the competitive transition costs into intangible transition costs, amortization of substantially all of the remaining competitive transition costs will occur in 2009.

  Revenue Recognition

  "Retail electric" and "Wholesale energy marketing and trading" revenues are recorded based on deliveries through the end of the calendar month. Unbilled retail revenues result because customers meters are read and bills are rendered throughout the month, rather than all being read at the end of the month. Unbilled revenues for a month are calculated by multiplying an estimate of unbilled kWh by the estimated average cents per kWh.

  Income Taxes

  The provision for PPL Electric's deferred income taxes for regulated assets is based upon the ratemaking principles reflected in rates established by the PUC and the FERC. The difference in the provision for deferred income taxes for regulated assets and the amount that otherwise would be recorded under U.S. GAAP is deferred and included in taxes recoverable through future rates in "Regulatory and Other Noncurrent Assets - Other" on the Balance Sheet. See Note 4 for additional information.

  PPL Electric deferred investment tax credits when they were utilized, and is amortizing the deferrals over the average lives of the related assets.

  PPL Electric and its subsidiaries are included in the consolidated federal income tax return of PPL.

  Leases

  PPL Electric applies the provisions of SFAS 13, "Accounting for Leases," to all leasing transactions. In addition, PPL Electric applies the provisions of numerous other accounting pronouncements that provide specific guidance and additional requirements related to accounting for leases.

  Payments on leased property, classified as operating leases, are estimated as follows (millions of dollars): 2002, $29; 2003, $18; 2004, $13; 2005, $11; and 2006, $9; and thereafter, $18. These leases include vehicles, personal computers and other equipment.

  Pension and Postretirement Benefits

  See Note 9 for discussion on accounting for pension and other postretirement benefits.

  Cash Equivalents

  All highly liquid debt instruments purchased with original maturities of three months or less are considered to be cash equivalents.

  Treasury Stock

  Treasury shares are reflected on the balance sheet as an offset to common equity under the cost method of accounting. Management has no definitive plans for the future use of these shares.

  Reclassification

  Certain amounts in the 2000 and 1999 financial statements have been reclassified to conform to the current presentation.

  Extraordinary Items

  In August 1999, PPL Transition Bond Company issued $2.4 billion of transition bonds to securitize a portion of PPL Electric's stranded costs. PPL Electric used a portion of the securitization proceeds to repurchase $1.5 billion of its first mortgage bonds. The premiums and related expenses to reacquire these bonds were $59 million, net of tax. PPL Electric's customers will benefit from securitization through an expected average rate reduction of approximately one percent for the period the transition bonds are outstanding. With securitization, a substantial portion of the CTC has been replaced with an ITC, which passes 75% of the net financing savings back to customers. In August 1999, PPL Electric released approximately $78 million of deferred income taxes associated with the CTC that was no longer required because of securitization. The net securitization impact of the bond repurchase and the deferred tax change was a gain of $19 million.

  SFAS 4, "Reporting Gains and Losses from Extinguishment of Debt,'' requires that a material aggregate gain or loss from the extinguishment of debt be classified as an extraordinary item, net of the related income tax effect. The $59 million loss associated with the bond repurchase was treated as an extraordinary item. Details were as follows (millions of dollars):

Reacquisition cost of debt	$1,554
Net carrying amount of debt	(1,454)

Extraordinary charge pre-tax	100
Tax effects	(41)

Extraordinary charge	$59

  This extraordinary charge was partially offset in December 1999 with a credit relating to wholesale power activity. In December 2000, there was an additional extraordinary credit relating to wholesale power activity.

  Sales to Other Electric Utilities

  As part of the corporate realignment on July 1, 2000, PPL Electric's contracts for sales to other electric utilities were assigned to PPL EnergyPlus, which was transferred to an unregulated subsidiary of PPL. See Note 12 for information on the corporate realignment.

  Income and Other Taxes

  For 2001, 2000 and 1999 the corporate federal income tax rate was 35%, and the Pennsylvania corporate net income tax rate was 9.99%.

  The tax effects of significant temporary differences comprising PPL Electric's net deferred income tax liability were as follows (millions of dollars):

	2001	2000
Deferred Tax Assets
Deferred investment tax credits	$12	$13
NUG contracts & buybacks		8
Accrued pension costs	31	47
Contribution in aid of construction	41	32
Other	63	64

	147	164

Deferred Tax Liabilities
Electric utility plant - net	494	479
Restructuring - CTC	220	223
Taxes recoverable through future rates	99	100
Reacquired debt costs	12	12
Other	11	8

	836	822

Net deferred tax liability	$689	$658

  Details of the components of income tax expense, a reconciliation of federal income taxes derived from statutory tax rates applied to income from continuing operations for accounting purposes, and details of taxes other than income are as follows (millions of dollars):

	2001	2000	1999
Income Tax Expense
Current-Federal	$31	$144	$190
Current -State	6	35	35

	37	179	225

Deferred-Federal	27	(10)	53
Deferred-State	4	10	(110)

	31		(57)

Investment tax credit, net-federal	(3)	(8)	(17)

Total	$65	$171	$151

Total income tax expense-Federal	$55	$126	$226
Total income tax expense-State	10	45	(75)

Total	$65	$171	$151

	2001	2000	1999 (a)
Reconciliation of Income Tax Expense
Indicated federal income tax on pre-tax income before extraordinary items and cumulative effect of a change in accounting principle at statutory tax rate - 35%	$72	$156	$221

Increase/(decrease) due to:
State income taxes	4	29	(51)
Flow through of depreciation differences not previously normalized		2	3
Amortization of investment tax credit	(3)	(7)	(12)
Other	(8)	(9)	(10)

	(7)	15	(70)

Total income tax expense	$65	$171	$151

Effective income tax rate	31.7%	38.3%	23.9%

  (a) In August 1999, PPL Electric released approximately $78 million of deferred income taxes associated with the CTC that were no longer required because of securitization.

	2001	2000	1999
Taxes, Other than Income
State gross receipts	$105	$117	$105
State utility realty	4	6	12
State capital stock	8	12	11
Property and other	(1)	(1)	1

	$116	$134	$129

  Nuclear Decommissioning Costs

  Prior to July 1, 2000, an annual provision for PPL Electric's share of the future cost to decommission the Susquehanna station, equal to the amount allowed in utility rates, was charged to depreciation expense. Such amounts were invested in external trust funds which could only be used for future decommissioning costs. In connection with the corporate realignment, effective July 1, 2000, the generating and certain other related assets, along with associated liabilities related to the operation and decommissioning of the Susquehanna nuclear station, were transferred to PPL Susquehanna.

  Financial Instruments

  The carrying amount on the Balance Sheet and the estimated fair value of PPL Electric's financial instruments are as follows (millions of dollars):

	December 31, 2001		December 31, 2000
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Assets
Cash and cash equivalents (a)	$79	$79	$267	$267
Other investments (a)	35	35	18	18
Other financial instruments included in other current assets (a)			1	1

Liabilities
Long-term debt (b)	3,459	3,575	3,126	3,147
Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely company debentures (b)	250	253	250	250
Preferred stock with sinking fund requirements (b)	31	31	46	46
Short-term debt (a)			59	59

  (a) The carrying value of these financial instruments generally is based on established market prices and approximates fair value.

  (b) The fair value generally is based on quoted market prices for the securities where available and estimates based on current rates offered to PPL Electric where quoted market prices are not available.

  Credit Arrangements and Financing Activities

  In order to enhance liquidity, and as a credit back-stop to the commercial paper programs, PPL Electric, PPL Capital Funding and PPL (as guarantor for PPL Capital Funding) shared a 364-day $750 million credit facility and a five-year $300 million credit facility, each with a group of banks. In June 2001, these credit facilities were terminated and PPL Electric obtained a new $400 million 364-day revolving-credit facility. No borrowings were outstanding under this facility at December 31, 2001.

  During December 2001, PPL Electric terminated its existing commercial paper program and established a new program. At December 31, 2001, PPL Electric had no commercial paper outstanding.

  In March 2001, PPL Electric bought back an option related to its 6-1/8% Reset Put Securities due 2006. The option would have permitted a third party to remarket these securities at higher interest rates in May 2001. PPL Electric retired the $200 million, 6-1/8% Reset Put Securities in May 2001.

  In July 2001, PPL Electric retired all of its outstanding First Mortgage Bonds, 9-3/8% Series due 2021, at $5 million aggregate par value through the maintenance and replacement fund provisions of the 1945 First Mortgage Bond Indenture.

  In August 2001, PPL Electric issued $800 million of senior secured bonds as part of a strategic initiative. See Note 15 for additional information. PPL Electric used a portion of these proceeds to repurchase $280 million of its common stock from PPL.

  In September 2001, PPL Electric repurchased $15 million aggregate par value of its First Mortgage Bonds, 6-1/2% Series due 2005, at a market value that approximated par value.

  During December 2001, PPL Electric repurchased $4 million par value of its First Mortgage Bonds, 6.55% Series due 2006, at a market value that approximated par value. PPL Electric also repurchased 148,000 shares of its 6-1/8% Series Preferred Stock, also at a market value that approximated par value.

  During the year 2001, PPL Transition Bond Company made principal payments on bonds totaling $241 million.

  Stock-Based Compensation

  Under the PPL Incentive Compensation Plan ("ICP") and the Incentive Compensation Plan for Key Employees ("ICPKE") (together, the "Plans"), restricted shares of common stock as well as stock options may be granted to officers and other key employees of PPL, PPL Electric and other affiliated companies. Awards under the Plans are made in the common stock of PPL by the Compensation and Corporate Governance Committee ("CCGC") of the PPL Board of Directors in the case of the ICP, and by the PPL Corporate Leadership Council ("CLC") in the case of the ICPKE. Each Plan limits the number of shares available for awards to two percent of the outstanding common stock of PPL on the first day of each calendar year. The maximum number of options which can be awarded under each Plan to any single eligible employee in any calendar year is 1.5 million shares. Any portion of these options that has not been granted may be carried over and used in any subsequent year. If any award lapses or is forfeited or the rights to the participant terminate, any shares of common stock are again available for grant. Shares delivered under the Plans may be in the form of authorized and unissued common stock, common stock held in treasury by PPL or common stock purchased on the open market (including private purchases) in accordance with applicable securities laws.

  Restricted Stock

  Restricted shares of PPL common stock are outstanding shares with full voting and dividend rights. However, the shares are subject to forfeiture or accelerated payout under Plan provisions for termination, retirement, disability and death. Restricted shares vest fully if control of PPL changes, as defined by the Plans.

  Restricted stock awards of 19,410; 25,790; and 13,380 shares, with per share weighted-average fair values of $44.79, $20.46 and $26.65, were granted to employees of PPL Electric in 2001, 2000 and 1999. Compensation expense for these three years was not significant. At December 31, 2001, there were 58,030 restricted shares outstanding. These awards currently vest three years from the date of grant.

  Stock Options

  Under the Plans, stock options may also be granted with an option exercise price per share not less than the fair market value of PPL's common stock on the date of grant. The options are exercisable beginning one year after the date of grant, assuming the individual is still employed by PPL or a subsidiary (including PPL Electric), in installments as determined by the CCGC in the case of the ICP, and the CLC in the case of the ICPKE. The CLC and CCGC have discretion to accelerate the exercisability of the options. All options expire no later than ten years from the grant date. The options become exercisable if control of PPL changes, as defined by the Plans.

  PPL applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for stock options. Since stock options are granted at market price, no compensation cost has been recognized. Compensation calculated in accordance with the disclosure requirements of SFAS 123, "Accounting for Stock-Based Compensation," was not significant.

  A summary of stock option activity follows:

Stock Option Activity	Number of Options	Weighted Average Exercise Price
Balance at December 31, 1998
Options granted	47,090	$26.84
Balance at December 31, 1999	47,090	$26.84
Options granted	58,310	$22.65
Balance at December 31, 2000	105,400	$24.53
(15,699 options exercisable)
Options granted	92,450	$43.16
Options exercised	(33,908)	$25.04
Balance at December 31, 2001	163,942	$34.92
(16,924 options exercisable)

  The weighted average fair values of options at their grant date during 2001, 2000 and 1999 were $10.42, $3.37 and $2.37. The estimated fair value of each option granted was calculated using a modified Black-Scholes option-pricing model. The weighted average assumptions used in the model were as follows:

	2001	2000	1999
Risk-free interest rate	5.46%	6.75%	5.61%
Expected option term	10 yrs	10 yrs	10 yrs
Expected stock volatility	30.24%	19.66%	16.19%
Dividend yield	4.28%	5.70%	6.60%

  Outstanding options had a weighted-average remaining life of 8.5 years at December 31, 2001.

  Retirement and Postemployment Benefits

  Pension and Other Postretirement Benefits

  In connection with the corporate realignment on July 1, 2000, sponsorship of the various pension and postretirement benefit plans was transferred from PPL Electric to PPL Services to provide for participation by any of the newly realigned companies. Substantially all employees of PPL Electric are covered by a defined benefit plan and will become eligible for certain health care and life insurance benefits upon retirement through plans sponsored by PPL Services.

  The net periodic pension costs (or credits) allocated to PPL Electric were approximately $(30) million in 2001, $(8) million in 2000 and $10 million in 1999. Periodic pension cost charged or (credited) to operating expense was approximately $(24) million in 2001, $(6) million in 2000 and $8 million in 1999. The cost or credit in excess of amounts recorded to expense were allocated to construction and other non-expense accounts. At December 31, 2001, the recorded balance of PPL Electric's allocated share of the total pension liability was $68 million.

  In 2001, PPL changed its method of amortizing unrecognized gains or losses in the annual pension expense/income determined under SFAS 87. This change resulted in a cumulative-effect credit of $5 million after-tax, which is reflected as a "Cumulative Effect of a Change in Accounting Principle" on the Statement of Income. Under the old method, unrecognized gains and losses in excess of ten percent of the greater of the plan's projected benefit obligation or market-related value of plan assets were amortized on a straight-line basis over the estimated average future service period of plan participants. Under the new method, a second corridor will be utilized for unrecognized gains and losses in excess of thirty percent of the plan's projected benefit obligation. Unrecognized gains and losses outside the second corridor will be amortized on a straight-line method over a period equal to one half of the average future service period of the plan participants. The new method is preferable under SFAS 87 because it provides more current recognition of gains and losses, thereby lessening the accumulation of unrecognized gains and losses.

  The pro-forma effect of retroactive application of this change in accounting principle would have reduced net income by $5 million in 2001 and would have increased net income by $4 million in 2000, and by $1 million in prior periods.

  Postretirement medical costs recorded by PPL Electric were approximately $15 million in 2001, $24 million in 2000 and $25 million in 1999. The decrease in postretirement medical costs is the result of the corporate realignment. This resulted in postretirement medical costs being allocated between the regulated and unregulated businesses. Postretirement medical costs charged to operating expense were approximately $11 million in 2001, $19 million in 2000 and $20 million in 1999. Costs in excess of amounts charged to expense were charged to construction and other non-expense accounts. At December 31, 2001, the balance in PPL Electric's allocated share of the total postretirement medical liability was $3 million.

  At December 31, 2001, PPL Electric had a regulatory asset of $6 million relating to postretirement benefits that is being amortized and recovered in rates, with a remaining life of 11 years.

  PPL Electric also maintains an additional liability for the cost of health care of retired miners of former subsidiaries that had been engaged in coal mining. At December 31, 2001, the liability was $22 million. The liability is the net of $52 million of estimated future benefit payments offset by $30 million of available assets in a PPL Electric-funded VEBA trust.

  Savings Plans

  Substantially all employees of PPL Electric are eligible to participate in deferred savings plans (401(k)s). Contributions to the plans charged to operating expense approximated $2 million in 2001, $4 million in 2000 and $4 million in 1999.

  Substantially all employees of PPL Electric are also eligible to participate in PPL's ESOP.

  Postemployment Benefits

  PPL Electric provides health and life insurance benefits to disabled employees and income benefits to eligible spouses of deceased employees. Postemployment benefits charged to operating expenses were not significant in 2001, 2000 or 1999.

  Commitments and Contingent Liabilities

  PPL Electric is involved in numerous legal proceedings, claims and litigation in the ordinary course of business. PPL Electric cannot predict the ultimate outcome of such matters, or whether such matters may result in material liabilities.

  Environmental Matters

  In connection with the corporate realignment, effective July 1, 2000, any air, water and residual waste contingent liabilities associated with the generation assets of PPL Electric were assumed by PPL Generation.

  Superfund and Other Remediation

  In 1995, PPL Electric entered into a consent order with the Pennsylvania DEP to address a number of sites where it may be liable for remediation. This may include potential PCB contamination at certain PPL Electric substations and pole sites; potential contamination at a number of coal gas manufacturing facilities formerly owned or operated by PPL Electric; and oil or other contamination which may exist at some of PPL Electric's former generating facilities. In conjunction with the July 1, 2000 corporate realignment, PPL Electric's generating facilities were transferred to subsidiaries of PPL Generation. As of December 31, 2001, work has been completed on approximately 80% of the sites included in the consent order.

  At December 31, 2001, PPL Electric had accrued approximately $5 million, representing the estimated amount it will have to spend for site remediation, including those sites covered by its consent order mentioned above.

  Guarantees of Affiliated Companies

  At December 31, 2001, PPL Electric provided a guarantee in the amount of $7 million in support of Safe Harbor Water Power Corporation, in which PPL Electric had an ownership interest prior to the corporate realignment. PPL Holtwood now has this ownership interest.

  Source of Labor Supply

  As of December 31, 2001, PPL Electric had a total of 3,594 full-time employees with approximately 76%, or 2,735, being members of the IBEW Local Union 1600. The agreement with the IBEW Local Union 1600 was negotiated in 1998 and expires in May 2002.

  Related Party Transactions

  As part of the corporate realignment, PPL Electric entered into power sales agreements with PPL EnergyPlus for the purchase of electricity to meet its obligations as a PLR for customers who have not selected an alternative supplier under the Customer Choice Act. Under the terms of these agreements, this electricity was purchased by PPL Electric at the applicable shopping credits authorized by the PUC, plus nuclear decommissioning costs, less state taxes. These purchases total $1.3 billion in 2001 and $540 million in the last half of 2000, and are included in "Energy purchases" on the Statement of Income. These agreements expired on December 31, 2001. See Note 15 for information regarding the new agreement whereby PPL EnergyPlus began providing electricity for PPL Electric's PLR load obligation on January 1, 2002.

  Also as part of the corporate realignment, PPL Electric executed a reciprocal contract with PPL EnergyPlus to sell electricity purchased under contracts with NUGs. PPL Electric purchases electricity from the NUGs at contractual rates and then sells the electricity at the same price to PPL EnergyPlus. These revenues totaled $176 million in 2001 and $85 million in the last half of 2000, and are included in Operating Revenues as "Wholesale energy marketing and trading" on the Statement of Income.

  In August 2001, PPL Electric made a $90 million payment to PPL EnergyPlus in connection with the generation supply agreements between the companies. See Note 15 for additional information.

  In December 2001, PPL Electric made two loans from excess cash to PPL Energy Funding in the aggregate principal amount of $350 million. In connection with these loans, PPL Energy Funding issued to PPL Electric a demand promissory note in the original principal amount of $150 million requiring interest to be paid monthly at an annual interest rate of 4.0%, and a one-year term promissory note in the original principal amount of $200 million requiring interest to be paid monthly at an annual interest rate of 6.5%.

  PPL Electric has notes receivable from other affiliates of PPL that are due on demand. These notes were issued as a result of PPL's process for efficiently managing its overall cash position whereby PPL Electric, from time to time, may loan excess cash to affiliates at market rates. Interest earned on loans to affiliated companies and interest incurred on borrowings from affiliated companies are included in "Other Income - net" and "Interest Expense," respectively, in the Statement of Income. Intercompany interest income was $5 million and $22 million for the twelve months ended December 31, 2001 and 2000. Intercompany interest expense was $8 million for the twelve months ended December 31, 2000 and was not significant in 2001.

  Corporate functions such as financial, legal, human resources and information services were transferred to PPL Services in the corporate realignment. PPL Services bills the respective PPL subsidiaries for the cost of such services when they can be specifically identified. The cost of these services that are not directly charged to PPL subsidiaries is allocated to certain of the subsidiaries based on the relative capital invested by PPL in these subsidiaries. PPL Services charged PPL Electric approximately $68 million in 2001 and $22 million in the last half of 2000 for direct expenses. PPL Services also allocated PPL Electric overhead costs of approximately $28 million in 2001 and $41 million in the last half of 2000. While the allocation of overhead costs decreased in 2001 from 2000, direct expense allocations increased. This was primarily due to an intensified effort to identify more products and services as direct support in 2001, resulting in lower overhead costs.

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

  This $271 million non-cash dividend to PPL had a significant impact on the consolidated assets and liabilities of PPL Electric. As indicated on the Statement of Cash Flows of PPL Electric, approximately $73 million of cash and cash equivalents of consolidated affiliates was divested as a result of the realignment distribution. The following major reductions in consolidated assets and liabilities resulted from the non-cash dividend (millions of dollars):

Assets
Cash and cash equivalents	$73
Other current assets	331
Investments	578
Property, plant and equipment	1,969
Other noncurrent assets	16

2,967

Liabilities and Equity
Current liabilities	767
Deferred credits and other
noncurrent liabilities	1,935
Minimum pension liability
component of accumulated other comprehensive income	(6)

2,696

Net Dividend	$271

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

  New Accounting Standards

  SFAS 141

  In June 2001, the FASB issued SFAS 141, "Business Combinations," which eliminates the pooling-of-interest method of accounting for business combinations and requires the use of the purchase method. In addition, SFAS 141 requires the reassessment of intangible assets to determine if they are appropriately classified either separately or within goodwill. SFAS 141 is effective for business combinations initiated after June 30, 2001. PPL Electric adopted SFAS 141 on July 1, 2001, with no material impact on the financial statements.

  SFAS 142

  In June 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets," which eliminates the amortization of goodwill and other acquired intangible assets with indefinite economic useful lives. SFAS 142 requires an annual impairment test of goodwill and other intangible assets that are not subject to amortization. PPL Electric adopted SFAS 142 on January 1, 2002, with no material impact on the financial statements.

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

  SFAS 144

  In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," that replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." For long-lived assets to be held and used, SFAS 144 retains the requirements of SFAS 121 to (a) recognize an impairment loss only if the carrying amount is not recoverable from undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. For long-lived assets to be disposed of, SFAS 144 establishes a single accounting model based on the framework established in SFAS 121. The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of segments of a business. SFAS 144 also broadens the reporting of discontinued operations. PPL Electric adopted SFAS 144 on January 1, 2002, with no material impact on the financial statements.

  Derivative Instruments and Hedging Activities

  PPL Electric adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," on January 1, 2001. SFAS 133 requires that every derivative instrument be recorded on the balance sheet as an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133 requires that as of the date of adoption, the difference between the fair market value of derivative instruments recorded on the balance sheet and the previous carrying amount of those derivatives be reported in net income or other comprehensive income, as appropriate. At December 31, 2001, PPL Electric had no derivative instruments.

  Strategic Initiative

  In August 2001, PPL completed a strategic initiative to confirm the structural separation of PPL Electric from PPL and PPL's other affiliated companies. This initiative enabled PPL Electric to reduce business risk by securing a supply contract adequate to meet its PLR obligations and enabled PPL Electric to lower its capital costs.

  In connection with this initiative, PPL Electric:

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

  As part of the strategic initiative, PPL Electric solicited bids to contract with energy suppliers to meet its obligation to deliver energy to its customers from 2002 through 2009. In June 2001, PPL Electric announced that PPL EnergyPlus was the low bidder, among six bids examined, and was selected to provide the energy supply requirements of PPL Electric from 2002 through 2009. Under this contract, PPL EnergyPlus will provide electricity at pre-determined capped prices that PPL Electric is authorized to charge its PLR customers, and received a $90 million payment to offset differences between the revenues expected under the capped prices and projected market prices through the life of the supply agreement (as projected by PPL EnergyPlus at the time of its bid). The contract resulted in PPL EnergyPlus having an eight-year contract at current market prices. PPL has guaranteed the obligations of PPL EnergyPlus under the new contract.

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

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
PPL Electric Utilities Corporation
(Millions of Dollars)

Column A	Column B	Column C		Column D	Column E

	Balance at Beginning of Period
		Additions			Balance at End of Period
		Charged to Income
Description			Other	Deductions

Year Ended December 31, 2001
Reserves deducted from assets in the Balance Sheet
Uncollectible accounts	$16	$30	$	$27	$19

Year Ended December 31, 2000
Reserves deducted from assets in the Balance Sheet
Uncollectible accounts	18	22		24	16
Obsolete inventory - Materials and supplies	2	1		3

Year Ended December 31, 1999
Reserves deducted from assets in the Balance Sheet
Uncollectible accounts	15	22		19	18
Obsolete inventory - Materials and supplies	11			9	2

QUARTERLY FINANCIAL DATA (Unaudited)
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars)
	For the Quarters Ended (a)
	March 31	June 30	Sept. 30	Dec. 31
2001
Operating revenues	$700	$625	$687	$682
Operating income	121	92	96	110
Net income before cumulative effect of a change in accounting principle	34	21	26	33
Net income	34	21	26	38

2000
Operating revenues	$1,127	$1,006	$570	$633
Operating income	268	217	100	84
Net income (loss) before extraordinary items	131	95	25	(1)
Net income	131	95	25	10

(a)	PPL Electric's business is seasonal in nature with peak sales periods generally occurring in the winter months. In addition, earnings in several quarters were affected by several unusual items. Lastly, PPL Electric transferred its electric generation and related assets as part of a corporate realignment in July 2000. Accordingly, comparisons among quarters of 2000 and comparisons between 2001 and 2000 may not be indicative of overall trends and changes in operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information for this item concerning directors of PPL Electric will be set forth in the sections entitled "Nominees for Directors," and "Directors Continuing in Office" in PPL Electric's 2002 Notice of Annual Meeting and Information Statement, which will be filed with the SEC not later than 120 days after December 31, 2001, and which information is incorporated herein by reference. Information required by this item concerning the executive officers of PPL Electric is set forth at the end of Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

Information for this item for PPL Electric will be set forth in the sections entitled "Compensation of Directors," "Summary Compensation Table," "Option Grants in Last Fiscal Year" and "Retirement Plans for Executive Officers" in PPL Electric's 2002 Notice of Annual Meeting and Information Statement, which will be filed with the SEC not later than 120 days after December 31, 2001, and which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information for this item for PPL Electric will be set forth in the section entitled "Stock Ownership" in PPL Electric's 2002 Notice of Annual Meeting and Information Statement, which will be filed with the SEC not later than 120 days after December 31, 2001, and which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

PPL MONTANA, LLC AND SUBSIDIARIES

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S
COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

(a)  There is no established public trading market for PPL Montana's membership interests. PPL indirectly owns all of PPL Montana's outstanding membership interests. In 1999, PPL indirectly transferred $417 million to PPL Montana as a capital contribution. Such transaction was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. PPL Montana has made no other sales of unregistered membership interests.

(b)  Distributions on the membership interests will be paid as determined by PPL Montana's Board of Managers. PPL Montana made cash distributions indirectly to PPL of $167 million in 2001 and $50 million in 2000.

ITEM 6. Selected Financial Data

Item 6 is omitted as PPL Montana meets the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K.

PPL MONTANA, LLC AND SUBSIDIARIES
Item 7. Review of the Financial Condition and Results of Operations

The following analysis of the results of operations and financial condition of PPL Montana is abbreviated as PPL Montana meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K. Such analysis should be read in conjunction with the financial statements in Item 8.

PPL Montana was formed in 1998 to acquire, own, lease and operate the Montana generation assets. The aggregate purchase price for the Montana generation assets, which PPL Montana acquired on December 17, 1999, was $767 million, which included a $760 million payment to Montana Power and $7 million for transaction expenses. PPL Montana funded the acquisition with a $402 million indirect equity contribution from PPL and a $365 million draw under its credit facility. After the acquisition closed, PPL made additional indirect equity contributions of approximately $15 million. PPL is also required to provide an additional indirect equity contribution of a maximum of $97 million in the event that PPL Montana purchases a portion of Montana Power's interest in the Colstrip Transmission System.

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

Results of Operations

The following discussion explains significant changes in principal items on the Statement of Income, comparing 2001 to 2000.

Operating Revenues

Wholesale energy marketing and trading revenues increased by $71 million in 2001 compared with 2000. The increase was primarily due to higher wholesale energy prices in the first half of 2001, resulting from an energy supply shortage in the western U.S.

In June 2001, the FERC instituted a series of price controls designed to mitigate (or cap) prices in the entire western U.S. as a result of the California energy crisis. These price controls have had the effect of lowering spot and forward energy prices in the western U.S. where PPL Montana sells power.

PPL Montana had two transition agreements to supply wholesale electricity to Montana Power to serve its retail load not served by other providers or provided by Montana Power's remaining generation. One agreement provided for the sale of 200 MW from PPL Montana's leasehold interest in Colstrip Unit 3 until December 17, 2001. The second agreement requires PPL Montana to supply Montana Power's actual remaining customer load. This second agreement will expire on the earlier of June 30, 2002 or when Montana Power's remaining customer load is zero.

In October 2001, PPL announced that PPL EnergyPlus had reached an agreement to supply Montana Power with an aggregate of 450 MW of energy to be supplied by PPL Montana. The delivery term of this new contract would be for five years beginning July 1, 2002, which is the day after the termination date of the last of the two existing contracts, pursuant to which PPL Montana presently supplies energy to Montana Power for its default supply. Under the new agreement, PPL EnergyPlus will supply 300 MW of around-the-clock electricity and 150 MW of on-peak electricity. In December 2001, the agreement was accepted for filing by the FERC. No further regulatory approvals are required under this agreement. See Note 9 for additional information on the MPSC Order.

Operating Expense

Operating expenses increased by $64 million in 2001 compared with 2000. Operation expenses consist mainly of expenses for fuel, energy purchases, transmission tariffs, plant operations and maintenance, lease rental payments, and general and administrative expenses. The increase was primarily due to increased power costs in the western U.S. during the first half of 2001.

Generation decreased by 740 million kWh in 2001 compared with 2000. This decrease was primarily the result of lower hydroelectric generation caused by the lower than normal water flow in the northwestern U.S.

Critical Accounting Policies

PPL Montana's financial condition and results of operations are necessarily impacted by the methods, assumptions and estimates used in the application of critical accounting policies. The following accounting policies are particularly important to the financial condition or results of operations of PPL Montana, and require estimates or other judgements of matters inherently uncertain. Changes in the estimates or other judgements included within these accounting policies could result in a significant change to the information presented in the financial statements. (These accounting policies are also discussed in Note 1 to the Financial Statements.)

1) Price Risk Management

PPL Montana follows the guidance of SFAS 133, "Accounting for Derivative Instrument and Hedging Activities," as amended by SFAS 138, "Accounting for Certain Derivative Instrument and Certain Hedging Activities," and interpreted by DIG issues (together, "SFAS 133") and EITF 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" for its activities in the area of price risk management. PPL Montana utilizes forward contracts and swaps as part of its risk management strategy to minimize unanticipated fluctuations in earnings caused by price volatility. SFAS 133 requires that all derivative instruments be recorded at fair value on the Balance Sheet as an asset or liability (unless they meet SFAS 133's criteria for exclusion) and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. EITF 98-10 requires that derivative and non-derivative contracts that are designated as trading activities be marked to market through earnings.

PPL Montana markets and/or purchases electricity using contracts that are considered derivatives. PPL Montana uses external broker quotes to value electricity contracts.

The circumstances and intent existing at the time that energy transactions are entered into determine their accounting designation. These designations are verified by PPL Montana's trading controls group on a daily basis. The following is a summary of the guidelines that have been provided to the traders who are responsible for contract designation:

  Any wholesale and retail contracts to sell energy that are expected to be delivered from PPL Montana generation are considered "normal." These transactions are not recorded in the financial statements and have no earnings impact until delivery. Most wholesale electricity sales contracts receive "normal" treatment. The methodology utilized in determining the amount of sales that can be delivered from PPL Montana generation is based on a calculation approved by the RMC. This calculation uses market prices compared to dispatch rates as well as planned and forced outage rates by plant by month.

  "Trading around the assets" means that PPL Montana matches a contract to sell electricity, previously to be delivered from PPL Montana generation, with a physical or financial contract to purchase electricity. These contracts can qualify for fair value hedge treatment. When the contracts' terms are identical, there is no earnings impact until delivery.

  Physical purchases needed to meet obligations due to a change in the physical load or generation forecasts are considered "normal."

  Physical electricity purchases that increase PPL Montana's long position and any sale or purchase considered a "market call" are speculative with unrealized gains or losses recorded immediately through earnings.

  Financial electricity transactions, which can be settled in cash, cannot be considered "normal" because they need not result in physical delivery. These transactions receive cash flow hedge treatment if they lock in the price PPL Montana will receive or pay for energy in the spot market. Any unrealized gains or losses on transactions receiving cash flow hedge treatment are recorded in other comprehensive income.

  Option contracts that do not meet the requirements of DIG Issue C15, "Scope Exceptions: Interpreting the Normal Purchases and Normal Sales Exception as an Election" do not receive hedge accounting treatment and are marked to market through earnings.

To record derivative assets at their net realizable value, PPL Montana reduces the assets' carrying value to recognize differences in counterparty credit quality and potential illiquidity in the market:

  The credit adjustment takes into account the bond ratings (and the implied default rates) of the counterparties that have an out-of-the-money position with PPL Montana. The more companies who have, for example, a BBB rating instead of an A rating, the larger the adjustment.

  The liquidity adjustment takes into account the fact that it may not be appropriate to value contracts at the midpoint of the bid/ask spread. PPL Montana might have to accept the "bid" price if it wanted to close an open sales position or PPL Montana might have to accept the "ask" price if it wanted to close an open purchase position.

At December 31, 2001, PPL Montana had assets of $68 million and liabilities of $15 million that were accounted for under SFAS 133 and EITF 98-10. Member's Equity included $33 million of net unrealized derivative gains, after-tax. During the year ended December 31, 2001, PPL Montana recorded $1 million in pre-tax income for net unrealized mark-to-market gains, primarily on derivative instruments used for speculative (non-hedge) purposes. During this period, PPL Montana also reclassified into earnings an after-tax gain of $7 million for derivatives that no longer qualified as hedges.

See Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," for further discussion regarding price risk management, and sensitivities of hedged portfolios to changes in prices and interest rates.

2) Leasing

PPL Montana applies the provisions of SFAS 13, "Accounting for Leases," to all leasing transactions. In addition, PPL Montana applies the provisions of numerous other accounting pronouncements that provide specific guidance and additional requirements related to accounting for leases. In general, there are two types of leases from a lessee's perspective, operating leases - leases accounted for off-balance sheet, and capital leases - leases capitalized on the balance sheet.

In accounting for leases, management makes significant assumptions, including the discount rate, the fair market value of the leased assets and the estimated useful life. Changes in these assumptions could result in a significant change to the amounts recognized in the financial statements.

In addition to uncertainty inherent in management assumptions, leasing transactions become increasingly complex when they involve sale/leaseback accounting (leasing transactions where the lessee previously owned the leased assets), synthetic leases (leases that qualify for operating lease treatment for book accounting purposes and financing treatment for tax accounting purposes), or special purpose entities (SPEs) (entities that retain ownership of the property, plant and equipment and the related financing). GAAP requires that SPEs be consolidated if several conditions exist, including if the owners of the SPEs have not made an initial substantive residual equity capital investment that is at risk during the entire lease term.

At December 31, 2001, PPL Montana has a leasing transaction involving unconsolidated SPEs. These SPEs were appropriately not consolidated in accordance with GAAP because the equity owners (entities unrelated to PPL Montana) were required to contribute and maintain a minimum of 3% equity interest throughout the life of the SPEs.

See Note 5 for additional information related to operating lease payments.

3) Contingencies

PPL Montana periodically records the estimated impacts of various conditions, situations or circumstances involving uncertain outcomes. These events are called "contingencies," and PPL Montana's accounting for such events is prescribed by SFAS 5, "Accounting for Contingencies." SFAS 5 defines a contingency as "an existing condition, situation, or set of circumstances involving uncertainty as to possible gain or loss to an enterprise that will ultimately be resolved when one or more future events occur or fail to occur."

SFAS 5 does not permit the accrual of gain contingencies under any circumstances. For loss contingencies, the loss must be accrued if (1) information is available that indicates it is probable that the loss has been incurred, given the likelihood of the uncertain future events; and (2) that the amount of the loss can be reasonably estimated.

The accrual of a contingency involves considerable judgement on the part of management. PPL Montana uses its internal expertise, the resources of other PPL affiliates, and outside experts (such as lawyers, tax specialists and engineers), as necessary, to help estimate the probability that a loss has been incurred and the amount (or range) of the loss. The largest contingency on PPL Montana's balance sheet is the loss accrual related to wholesale power commitments. These wholesale power commitments were assumed when PPL Montana acquired its generating assets in December 1999. At December 31, 2001, the unamortized liability on the Balance Sheet was $78 million. PPL Montana periodically reviews the reasonableness of the remaining accrual.

PPL Montana has also recorded contingencies for uncollectible accounts, environmental issues, taxes and litigation in situations where management determined it was probable a loss had been incurred and it could be reasonably estimated.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market Risk Sensitive Instruments

PPL Montana actively manages the market risks inherent in its business. PPL Montana has adopted a comprehensive risk management policy to manage risk exposures related to energy prices, interest rates and counterparty credit. An RMC comprised of senior officers of PPL oversees the risk management function. Nonetheless, adverse changes in commodity prices and interest rates may result in losses in earnings, cash flows and/or fair values. The forward-looking information presented below only provides estimates of what may occur in the future, assuming certain adverse market conditions, due to reliance on model assumptions. As a result, actual future results may differ materially from those presented. These disclosures are not precise indicators of expected future losses, but only indicators of reasonably possible losses.

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

PPL Montana estimated that a 10% adverse movement in market prices across the markets PPL Montana operates in, and across all time periods, would have decreased the value of the non-trading portfolio by approximately $49 million at December 31, 2001, as compared to $43 million at December 31, 2000. A similar adverse movement in market prices would decrease the value of the trading portfolio by an insignificant amount at December 31, 2001, as compared to $300,000 at December 31, 2000. However, the change in the value of the non-trading portfolio would have been offset by an increase in the value of the underlying commodity, the electricity generated. The decline in forward prices from 2000 to 2001 is the primary reason for the differences between 2001 and 2000 sensitivity analyses. In addition to commodity price risk, PPL Montana's commodity positions are also subject to operational and event risks including, among others, increases in load demand and forced outages at generating plants.

PPL Montana's risk management program is designed to manage the risks associated with market fluctuations in the price of electricity. PPL Montana's risk management policy and programs include risk identification and risk limits management, with measurement and controls for real time risk monitoring. PPL Montana has entered into forward contracts that require physical delivery of electricity and derivative financial instruments consisting mainly of financial swaps where settlement is generally based on the difference between a fixed-price and an index-based price for the underlying commodity.

Interest Rate Risk

PPL Montana may use borrowings to provide funds for its operations. PPL Montana may utilize various financial derivative products and risk management techniques to adjust the mix of fixed and floating-rate interest rates in its debt portfolio and thereby reduces its exposure to adverse interest rate movements. PPL Montana had $44 million in borrowings outstanding as of December 31, 2001.

Report of Independent Accountants

To the Board of Managers and Member of
PPL Montana, LLC

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 176 present fairly, in all material respects, the financial position of PPL Montana, LLC and its subsidiaries at December 31, 2001 and 2000 and the results of their operations and their cash flows for the years ending December 31, 2001 and 2000 and the period from inception (December 17, 1999) to December 31, 1999 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of PPL Montana's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 12 to the consolidated financial statements, PPL Montana changed its method of accounting for derivative and hedging activities pursuant to Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (an amendment of FASB Statement 133).

PricewaterhouseCoopers LLP
Minneapolis, MN
February 4, 2002

PPL Montana, LLC
Management's Report on Responsibility for Financial Statements

The management of PPL Montana is responsible for the preparation, integrity and objectivity of the consolidated financial statements and all other sections of this annual report. The financial statements were prepared in accordance with accounting principles generally accepted in the United States of America. In preparing the financial statements, management makes informed estimates and judgments of the expected effects of events and transactions based upon currently available facts and circumstances. Management believes that the financial statements are free of material misstatements and present fairly the financial position, results of operations and cash flows of PPL Montana.

PPL Montana's consolidated financial statements have been audited by PricewaterhouseCoopers LLP (PWC), independent certified public accountants. PWC's appointment as auditors was previously ratified by the shareowners of PPL. Management has made available to PWC all PPL Montana's financial records and related data, as well as the minutes of board of manager's meetings. Management believes that all representations made to PWC during its audit were valid and appropriate.

PPL Montana maintains a system of internal control designed to provide reasonable, but not absolute, assurance as to the integrity and reliability of the financial statements, the protection of assets from unauthorized use or disposition and the prevention and detection of fraudulent financial reporting. The concept of reasonable assurance recognizes that the cost of a system of internal control should not exceed the benefits derived and that there are inherent limitations in the effectiveness of any system of internal control.

Fundamental to the control system is the selection and training of qualified personnel, an organizational structure that provides appropriate segregation of duties, the utilization of written policies and procedures and the continual monitoring of the system for compliance. In addition, PPL maintains an internal auditing program to evaluate PPL Montana's system of internal control for adequacy, application and compliance. Management considers the internal auditors' and PWC's recommendations concerning its system of internal control and has taken actions which are believed to be cost-effective in the circumstances to respond appropriately to these recommendations. Management believes that PPL Montana's system of internal control is adequate to accomplish the objectives discussed in this report.

The Board of Managers, acting through PPL's Audit Committee, oversees management's responsibilities in the preparation of the financial statements. In performing this function, the Audit Committee, which is composed of four independent directors, meets periodically with management, the internal auditors and PWC to review the work of each. PWC and the internal auditors have free access to PPL's Audit Committee and to the Board of Managers, without management present, to discuss internal accounting control, auditing and financial reporting matters.

Management also recognizes its responsibility for fostering a strong ethical climate so that PPL Montana's affairs are conducted according to the highest standards of personal and corporate conduct. This responsibility is characterized and reflected in the business policies and guidelines of PPL Montana. These policies and guidelines address: the necessity of ensuring open communication within PPL Montana; potential conflicts of interest; proper procurement activities; compliance with all applicable laws, including those relating to financial disclosure; and the confidentiality of proprietary information.

Bradley E. Spencer
Chief Operating Officer and Vice President

Craig D. Bartholomew
Controller

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENT OF INCOME FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000 AND THE PERIOD FROM INCEPTION (DECEMBER 17, 1999) TO DECEMBER 31, 1999
PPL Montana, LLC and Subsidiaries
(Millions of Dollars)

	2001	2000	1999
Operating Revenues
Wholesale energy marketing and trading	$517	$446	$10
Other	3	3

Total	520	449	10

Operating Expenses
Operation
Fuel	30	32	1
Energy purchases	178	111	1
Other operation and maintenance	101	95	4
Transmission	8	13	1
Depreciation (Note 1)	10	13	1
Taxes, other than income (Note 3)	16	15	1

Total	343	279	9

Operating Income	177	170	1

Other Income - net	3

Income Before Interest Expense	180	170	1

Interest Expense	9	25	2

Income (Loss) Before Income Taxes	171	145	(1)

Income Taxes (Note 3)	68	58

Income (Loss) Before Extraordinary Item	103	87	(1)

Extraordinary Item (net of income taxes) (Note 2)		(1)

Net Income (Loss)	$103	$86	$(1)

The accompanying Notes to the Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000 AND THE PERIOD FROM INCEPTION (DECEMBER 17, 1999) to DECEMBER 31, 1999
PPL Montana, LLC and Subsidiaries
(Millions of Dollars)

	2001	2000	1999
Cash Flows From Operating Activities
Net income (loss)	$103	$86	$(1)
Extraordinary item (net of income taxes)		(1)

Income (loss) before extraordinary item	103	87	(1)
Adjustments to reconcile net income (loss) before extraordinary items to net cash provided by (used in) operating activities
Allowance for doubtful accounts	28	19
Depreciation and amortization	10	15	2
Wholesale energy commitment amortization	(20)	(19)	(1)
Deferred income taxes	7	(11)	3
Changes in current assets and liabilities:
Accounts receivable	38	(97)	(13)
Accounts payable to Member	(27)	41	(3)
Accounts receivable/payable to affiliate	(22)	17
Accounts payable and accrued expenses	(17)	57	10
Other	(11)	(9)	1

Net cash provided by (used in) operating activities	89	100	(2)

Cash Flows From Investing Activities
Purchase of assets			(760)
Proceeds from sale of assets	5	410
Expenditures for property, plant and equipment	(26)	(14)

Net cash provided by (used in) investing activities	(21)	396	(760)

Cash Flows From Financing Activities
Borrowings on short-term debt			365
Repayments of short-term debt		(365)
Borrowings on revolving line of credit	60	23	15
Repayments on revolving line of credit	(16)	(28)	(10)
Member contributions			395
Distribution to member	(167)	(50)

Net cash provided by (used in) financing activities	(123)	(420)	765

Net Increase (Decrease) in Cash and Cash Equivalents	(55)	76	3
Cash and Cash Equivalents at Beginning of Period	79	3

Cash and Cash Equivalents at End of Period	$24	$79	$3

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$2	$16	$2
Income taxes	$88	$1
Gain deferred on sale of assets		$8
Property, equipment, financing and acquisition costs
contributed by Member			$23

The accompanying Notes to the Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEET AT DECEMBER 31,
PPL Montana, LLC and Subsidiaries
(Millions of Dollars)

	2001	2000
Assets

Current Assets
Cash and cash equivalents (Note 1)	$24	$79
Accounts receivable (less reserve: 2001, $47; 2000, $18)	22	87
Accounts receivable from joint owners	6	7
Accounts receivable from affiliated companies	4
Fuel, materials and supplies - at average cost	6	5
Price risk management assets (Note 12)	14	2
Deferred income taxes (Note 3)	4	20
Prepayments and other	4	3

	84	203

Noncurrent Assets
Property, plant and equipment - net (Note 1)	440	428
Deferred income taxes (Note 3)	20	31
Other	107	34

	$651	$696

Liabilities and Equity

Current Liabilities
Accounts payable	$36	$50
Accounts payable to affiliated companies		18
Accounts payable to Member	11	38
Revolving line of credit (Note 4)	44
Accrued expenses	14	17
Price risk management liabilities (Note 12)	4
Wholesale energy commitments (Note 9)	13	23

	122	146

Noncurrent Liabilities
Employee benefit obligations	16	8
Wholesale energy commitments (Note 9)	65	75
Other	27	14

	108	97

Commitments and Contingent Liabilities (Note 9)

Member's Equity	421	453

	$651	$696

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF MEMBER'S EQUITY AND OTHER COMPREHENSIVE INCOME FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000 AND THE PERIOD FROM INCEPTION (DECEMBER 17, 1999) TO DECEMBER 31, 1999
PPL Montana, LLC and Subsidiaries
(Millions of Dollars)

	2001	2000	1999

Member's equity at beginning of year	$453	$417
Member contributions			$418
Net income (loss) (a)	103	86	(1)
Distribution to Member	(167)	(50)

Member's equity at end of year	389	453	417

Accumulated other comprehensive income at beginning of year
Unrealized gain on qualifying derivatives (a)	33
Minimum pension liability adjustment (a)	(1)

Accumulated other comprehensive income at end of year	32

Total Member's Equity and Accumulated Other Comprehensive Income	$421	$453	$417

(a) Statement of Comprehensive Income:
Net income (loss)	$103	$86	$(1)
Other comprehensive income, net of tax:
Unrealized gain on qualifying derivatives, net of tax of $21	33
Minimum pension liability adjustment	(1)

Total other comprehensive income	32

Comprehensive income (loss)	$135	$86	$(1)

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

PPL MONTANA, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Summary of Significant Accounting Policies

  Business and Consolidation

  The consolidated financial statements include the accounts of PPL Montana, a Delaware limited-liability company, and its direct wholly-owned subsidiaries PPL Colstrip I, LLC and PPL Colstrip II, LLC . The subsidiaries have no assets or operations and bear no relationship to Colstrip Units 1 and 2. All significant intercompany accounts and transactions have been eliminated. PPL Montana Holdings, LLC is the sole Member of PPL Montana and is an indirect wholly-owned subsidiary of PPL.

  Nature of Operations

  PPL Montana commenced operations December 17, 1999 after the purchase of substantially all the generation assets and certain contracts of the utility division of Montana Power. PPL Montana operates steam generation and hydroelectric facilities throughout Montana. PPL Montana has been designated as an EWG under the Federal Power Act and sells wholesale power throughout the western U.S.

  Use of Estimates/Contingencies

  The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  PPL Montana records loss contingencies in accordance with SFAS 5, "Accounting for Contingencies."

  Property, Plant and Equipment

  Following are the classes of property, plant and equipment, with the associated accumulated depreciation at December 31 (millions of dollars):

	2001	2000
Electric generation plant (including jointly- owned plant)	$386	$383
Non-generation property	42	27
Land	15	15
Construction work in progress	14	13

	457	438
Less: Accumulated depreciation	17	10

	$ 440	$428

  Property, plant and equipment is recorded at original cost, unless impaired under the provisions of SFAS 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of." Original cost includes material, labor, contractor costs, construction overheads and capitalized interest. The cost of repairs and minor replacements are charged to expense as incurred. Maintenance and repair costs include costs associated with major planned overhauls that do not improve or replace an existing asset or extend its useful life. When a component of property, plant or equipment is retired that was depreciated under the composite or group method, the original cost is charged to accumulated depreciation. When all or a significant portion of an operating unit is retired or sold that was depreciated under the composite or group method, the property and the related accumulated depreciation account is reduced and any gain or loss is included in income.

  Depreciation is computed over the estimated useful lives of property using various methods including the straight-line, composite and group methods. The annual provisions for depreciation have been computed principally in accordance with the following ranges of asset lives: electric generation in plans service, 5-50 years and non-generation property, 5-40 years. PPL Montana periodically reviews and adjusts the depreciable lives of its fixed assets.

  Allowance for Doubtful Accounts

  PPL Montana maintains its allowance for doubtful accounts based on management's evaluation of the ultimate collectibility of all receivables. In 2001, PPL Montana recorded a receivable related to the termination of forward contracts with Enron. The receivable has been fully reserved.

  Inventories

  Inventories consist mainly of fuel and materials and supplies. Inventories are stated at the lower of cost or market. Cost is determined under the average cost method and includes the purchase price and transportation costs of the coal.

  Accounting for Price Risk Management

  PPL Montana enters into commodity contracts for the physical purchase and sale of energy as well as energy contracts that can be settled financially.

  As of January 1, 2001, contracts that meet the definition of a derivative were accounted for under SFAS 133, "Accounting for Derivative Instrument and Hedging Activities." Certain energy contracts have been excluded from SFAS 133's requirements because they meet the definition of a "normal sale or purchase" under DIG Issue C15, "Scope Exceptions: Normal Purchases and Normal Sales Exception for Certain Option-Type Contracts and Forward Contracts in Electricity." These contracts are reflected in the financial statements using the accrual method of accounting. See Note 12 for additional information on SFAS 133.

  Under SFAS 133, all derivatives are recognized on the balance sheet at their fair value. On the date the derivative contract is executed, PPL Montana designates the derivative as a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment ("fair value" hedge), a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge), or a non-hedge derivative. Changes in the fair value of a derivative that is highly effective as, and is designated and qualifies as, a fair value hedge, along with the loss or gain on the hedged asset or liability that is attributable to the hedged risk, are recorded in current-period earnings. Changes in the fair value of a derivative that is highly effective as, and is designated as and qualifies as, a cash flow hedge are recorded in accumulated other comprehensive income, until earnings are affected by the variability of cash flows being hedged. Changes in the fair value of derivatives that are not designated as hedging instruments are reported in current- period earnings.

  In addition, PPL Montana may enter into non-derivative contracts that meet the definition of energy trading activities as defined by EITF 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." In accordance with EITF 98-10, energy trading contract gains and losses from changes in market prices are marked to market through earnings.

  For 1999 and 2000, PPL Montana used EITF 98-10 to account for its commodity forward and financial contracts. As such, contracts that did not meet the definition of energy trading contracts, as defined by EITF 98-10, were reflected in the financial statements using the accrual method of accounting.

  Gains and losses from changes in market prices of energy sales contracts are accounted for in "Wholesale energy marketing and trading" revenues, and gains and losses from changes in market prices of energy purchase contracts are accounted for in "Energy purchases" on the Statement of Income. The amortized gains and losses from interest rate derivative contracts would be accounted for in "Interest expense."

  Financial Instruments

  At December 31, 2001, the carrying value of cash and cash equivalents, price risk management assets and liabilities, and the revolving line of the credit approximated fair value due to either the short-term nature of the instruments or variable interest rates associated with the financial instruments. At December 31, 2000, except for price risk management liabilities, the carrying amount on the balance sheet approximated the estimated fair value of the financial instruments. The carrying value of the price risk management liabilities was $0 and the fair value was $257 million at December 31, 2000, due to the fact that these contracts were classified as non-trading under EITF 98-10 and were not required to be marked to fair value on the balance sheet in 2000.

  Revenue Recognition

  "Wholesale energy marketing and trading" revenues on the Statement of Income are recorded based on the amount of electricity delivered to wholesale customers through the last day of each reporting period.

  Income Taxes

  PPL Montana is a limited liability company and has elected to be disregarded as a separate entity for federal and state income tax purposes. PPL Montana's taxable income or loss is included in the consolidated federal and state income tax returns of PPL. The Member is a party to a tax sharing policy that provides that the Member is responsible for taxes associated with PPL Montana's operations. The income tax provision for PPL Montana is calculated in accordance with SFAS 109, "Accounting for Income Taxes." Income taxes are presented in the accompanying financial statements as if PPL Montana files separate returns. The current tax benefit or provision recognized for each period is reported in "Accounts receivable from" or "Accounts payable to" Member, on the Balance Sheet as applicable.

  Leases

  See Note 5 for a discussion on accounting for leases.

  Cash Equivalents

  All highly liquid debt instruments purchased with original maturities of three months or less are considered to be cash equivalents.

  Comprehensive Income

  Comprehensive income consists of net income and other comprehensive income, defined as changes in Member's equity from transactions other than with the Member. Other comprehensive income consists of unrealized gains or losses on qualifying derivatives and the excess of additional pension liability over unamortized prior service costs. Comprehensive income is reflected on the Statement of Member's Equity and Other Comprehensive Income. The "Accumulated other comprehensive income" of PPL Montana at December 31, 2001 was $32 million.

  Reclassifications

  Certain amounts in the 2000 and 1999 financial statement have been reclassified to conform to the current presentation.

  Extraordinary Item

  During 2000, PPL Montana repaid certain financing debt and reduced the commitments under the revolving credit facility. In accordance with SFAS 4, "Reporting Gains and Losses from Extinguishment of Debt," an extraordinary loss of approximately $1 million (net of $700,000 of income tax benefit) was recorded to write-off deferred loan fees.

  Income and Other Taxes

  For 2001, 2000 and 1999, the corporate federal income tax rate was 35% and the Montana corporate income tax rate was 6.75%.

  The tax effects of significant temporary differences comprising PPL Montana's net deferred income tax asset were as follows (millions of dollars):

	2001	2000
Deferred Tax Assets
Accrued retirement costs	$5	$3
Wholesale energy commitments	30	39
Allowance for doubtful accounts	19	7
Other		2

	54	51

Deferred Tax Liabilities
Property, plant and equipment	9
Mark to market	20
Other	1

	30

Net deferred tax asset	$24	$51

  Details of the components of income tax expense (benefit), a reconciliation of federal income taxes derived from statutory tax rates applied to income (loss) from continuing operations for accounting purposes and details of taxes other than income are as follows (millions of dollars):

	2001	2000
Income Tax Expense (Benefit)
Current - Federal	$50	$57
Current - State	11	12

	61	69

Deferred - Federal	5	(9)
Deferred - State	2	(2)

	7	(11)

	$68	$58

	2001	2000
Reconciliation of effective income tax rate:
Income tax expense (benefit) on pre-tax income at statutory tax rate - 35%	$60	$51
State income taxes	9	6
Other	(1)	1

Total income tax expense	$68	$58

Effective income tax rate	39.8%	39.8%

Taxes, Other Than Income:
Property taxes	$14	$13
Generation taxes	2	2

	$16	$15

  Income tax expense and taxes, other than income were not significant in 1999.

  Credit Arrangements and Financing Activities

  PPL Montana has a $100 million working capital credit facility which matures in November 2002. The maturity date may be extended with the consent of the lenders. This facility provides that up to $75 million of the commitment may be used to cause lenders to issue letters of credit. In the event that PPL Montana were to draw upon this facility and cause lenders to issue letters of credit on its behalf, PPL Montana would be required to reimburse the issuing lenders. At December 31, 2001, $44 million of loans were outstanding under this facility and $25 million of letters of credit were issued.

  The working capital facility provides that the interest rate, at the option of PPL Montana, may be based on either the LIBOR plus an Applicable Rate, or the adjusted base rate as defined in the agreement. The interest rate, as defined above, is separately fixed for the term of each advance. The weighted average interest rate on the working capital facility was 4.40% for the year ended December 31, 2001.

  In April 2001, PPL Montana executed a new credit facility to allow for incremental letter of credit capacity of $150 million. There were no amounts outstanding under this facility at December 31, 2001. PPL has executed a commitment to the lenders under PPL Montana's $150 million credit facility that PPL will provide (or cause PPL Energy Supply to provide) letters of credit at such times and in such amounts as are necessary to permit PPL Montana to remain in compliance with its fixed-price forward energy contracts or its derivative financial instruments entered into to manage energy price risks, to the extent that PPL Montana cannot provide such letters of credit under its existing credit agreements. No such letters of credit had been issued as of December 31, 2001.

  The credit facilities restrict the sale of assets and require that PPL Montana maintain certain financial ratios, related to, among other things, cash flow, additional indebtedness and net worth and restrict the sale of assets. PPL Montana was in compliance with these requirements as of December 31, 2001 and 2000 and for the years then ended.

  Leases

  PPL Montana applies the provisions of SFAS 13, "Accounting for Leases," to all leasing transactions. In addition, PPL Montana applies the provisions of numerous other accounting pronouncements that provide specific guidance and additional requirements related to accounting for leases.

  In July 2000, PPL Montana sold its interest in the Colstrip electric plant to owner lessors who are leasing the assets back to PPL Montana under four thirty-six year operating leases. The proceeds from this sale approximated $410 million. PPL Montana recorded a deferred gain on sale of approximately $8 million, which is being amortized into "Other operation and maintenance" in the Statement of Income over the term of the operating lease on a straight-line basis. PPL Montana used the sale proceeds to reduce outstanding debt and make distributions to its parent, PPL Generation.

  PPL Montana leases a 50% interest in Colstrip Units 1 and 2 and a 30% interest in Unit 3, through four non-cancelable operating leases. The leases provide two renewal options based on the economic useful life of the generation assets. PPL Montana is required to pay all expenses associated with the operations of the generation units. The leases place certain restrictions on PPL Montana's ability to incur additional debt, sell assets and declare dividends and requires PPL Montana to maintain certain financial ratios related to cash flow and net worth. Rent expense charged to operations and maintenance expense has been recognized on a straight-line basis and was $21 million and $9 million for the years ended December 31, 2001 and 2000.

  PPL Montana leases a portion of a building under a non-cancelable operating lease, which expires in 2002. PPL Montana also leases operating equipment under various short-term leases.

  The future minimum lease payments under operating leases are as follows (millions of dollars):

Year Ended
December 31,

2002	$49
2003	47
2004	44
2005	38
2006	38
Thereafter	493

$709

  Stock-Based Compensation

  Certain officers and employees of PPL Montana participate in the Incentive Compensation Plan ("ICP") and Incentive Compensation Plan for Key Employees ("ICPKE") (together, the "Plans") of PPL. Under the Plans, restricted shares of common stock as well as stock options may be granted to officers and other key employees. Awards under the Plans are made in the common stock of PPL by the Compensation and Corporate Governance Committee ("CCGC") of the PPL Board of Directors in the case of the ICP, and by the PPL Corporate Leadership Council ("CLC") in the case of the ICPKE. Each Plan limits the number of shares available for awards to two percent of the common outstanding stock of PPL on the first day of each calendar year. The maximum number of options which can be awarded under each Plan to any single employee in any calendar year is 1.5 million shares. Any portion of these shares that has not been granted may be carried over and used in any subsequent year. If any award lapses or is forfeited or the rights to the participant terminate, any shares of common stock are again available for grant. Shares delivered under the Plans may be in the form of authorized and unissued common stock, common stock held in treasury by PPL or common stock purchased on the open market (including private purchases) in accordance with applicable securities laws.

  Restricted Stock

  Restricted shares of PPL's common stock are outstanding shares with full voting and dividend rights. However, the shares are subject to forfeiture or accelerated payout under Plan provisions for termination, retirement, disability and death. Restricted shares vest fully if control of PPL changes, as defined by the Plans.

  Restricted stock awards of 1,630 and 25,308 shares, with per share weighted-average fair values of $45.09 and $24.45, were granted in 2001 and 2000. No awards were made at December 31, 1999. Compensation expense for 2001 and 2000 was not significant. At December 31, 2001, there were 2,580 restricted shares outstanding. These awards currently vest three years from the date of grant.

  Stock Options

  Under the Plans, stock options may also be granted with an option exercise price per share not less than the fair market value of PPL's common stock on the date of grant. The options are exercisable beginning one year after the date of grant, assuming the individual is still employed by PPL or a subsidiary, in installments as determined by the CCGC in the case of the ICP, and the CLC in the case of the ICPKE. The CLC and CCGC have discretion to accelerate the exercisability of the options. All options expire no later than ten years from the grant date. The options become exercisable if control of PPL changes, as defined in the Plan.

  PPL Montana applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for stock options. Since stock options are granted at the then current market price, no compensation cost has been recognized. Compensation calculated in accordance with the disclosure requirements of SFAS 123, "Accounting for Stock-Based Compensation," was not significant.

  A summary of the stock option activity follows:

	2001		2000

	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	100,420	$21.79	30,240	$26.85
Granted	5,860	$43.16	73,180	$19.91
Exercised			(3,000)	$26.85
Forfeited	(16,390)	$19.91
Transferred*	(68,170)	$22.68
Outstanding Dec. 31	21,720	$26.18	100,420	$21.79

  *Represents employees transferred to other PPL affiliates.

  The weighted-average fair values of options at their grant date during 2001 and 2000 were $10.42 and $3.35. The estimated fair value of each option granted was calculated using a modified Black-Scholes option pricing model. The weighted average assumptions used in the model were as follows:

	2001	2000

Risk free interest rate	5.46%	6.74%
Expected option term	10 years	10 years
Expected stock volatility	30.24%	19.79%
Dividend yield	4.28%	5.70%

  Outstanding options had a weighted-average remaining life of 7.3 years at December 31, 2001.

  Retirement and Postemployment Benefits

  Pension and Other Postretirement Benefits

  PPL Montana follows the guidance of SFAS 87, "Employers' Accounting for Pensions" and SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" for these benefits.

  PPL Montana has a funded, noncontributory defined benefit pension plan covering substantially all employees. Funding is based upon actuarially determined computations that consider the amount deductible for income tax purposes and the minimum contribution required under the Employee Retirement Income Security Act of 1974.

  PPL Montana also provides supplemental retirement benefits to officers through unfunded nonqualified retirement plans. Substantially all employees will become eligible for certain health care and life insurance benefits upon retirement.

  In conjunction with the purchase of generation assets from Montana Power, PPL Montana recorded a liability for assumed pension and postretirement medical benefit obligations. No net periodic pension and postretirement benefit costs, actuarial gains, return on plan assets or contributions were recorded for the period from inception to December 31, 1999.

  Net pension and postretirement benefit costs were (millions of dollars):

	Pension Benefits		Postretirement Medical Benefits

	2001	2000	2001	2000
Service cost	$2	$2	$0.2	$0.2
Interest cost	3	2	0.3	0.2
Expected return on plan assets	(2)	(2)

Net periodic pension and postretirement benefit cost	$3	$2	$0.5	$0.4

  The net periodic pension cost charged to operating expenses was $3 million in 2001 and $700,000 in 2000. Retiree health and benefit cost charged to operating expenses was $400,000 in 2001 and $300,000 in 2000.

  Postretirement medical costs at December 31, 2001 were based on the assumption that costs would decrease gradually from 7% in 2001 to 6% in 2006 and thereafter. A one percent increase in the assumed health care cost trend assumption would increase the service cost and interest cost by $27,000 and increase the postretirement benefit obligation by $234,000. A one percent decrease in the assumed health care cost trend assumption would decrease the service cost and interest cost by $24,000 and decrease the postretirement benefit obligation by $203,000.

  The following assumptions were used in the valuation of the benefit obligations:

Pension Benefits
	2001	2000	1999

Discount rate	7.25%	7.5%	7.0%
Expected return on plan assets	9.2%	9.2%	8.0%
Rate of compensation increase	4.25%	4.75%	5.0%

Postretirement Medical Benefits
	2001	2000	1999

Discount rate	7.25%	7.5%	7.0%
Rate of compensation increase	4.25%	4.75%	5.0%

  The funded status of the combined plans was as follows (millions of dollars):

	Pension Benefits		Postretirement Medical Benefits

	2001	2000	2001	2000
Change in Benefit Obligation
Benefit Obligation, January 1	$33	$30	$4	$3
Service cost	2	1	1	1
Interest cost	3	2
Plan amendments	3	1
Actuarial gain	1	(1)
Net transfer (out)	(1)

Benefit Obligation, Dec. 31	$41	$33	$5	$4

Change in Plan Assets
Plan assets at fair value, January 1	$28	$24
Actual return on plan assets	(2)	1
Contribution		3

Plan assets at fair value, Dec. 31	$26	$28	$		$

Funded Status
Funded status of plan	$(15)	$(6)		$(5)		$(4)
Unrecognized net gain (loss)	6	1
Unrecognized prior service cost	3	1

Liability recognized	$(6)	$(4)		$(5)		$(4)

  The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $41 million, $37 million, and $260,000 at December 31, 2001 and $1 million, $200,000 and $0, at December 31, 2000.

  Savings Plan

  Substantially all employees are eligible to participate in a 401(k) savings plan. PPL Montana contributed approximately $1 million to the 401(k) plan in both 2001 and 2000. The 1999 contribution was not significant.

  Jointly-Owned Facilities

  PPL Montana is the operator of the jointly-owned coal-fired generating units comprising the Colstrip steam generation facility. At December 31, 2001 and 2000, PPL Montana has a 50% leasehold interest in Colstrip Units 1 and 2 and a 30% leasehold interest in Colstrip Unit 3 under an operating lease (see Note 5 for additional information).

  PPL Montana's share of direct expenses associated with the operation and maintenance of these facilities is included in the corresponding operating expenses in the Statements of Income. Each joint-owner in these facilities provides its own financing. As operator of all Colstrip Units, PPL Montana invoices each joint-owner for their respective portion of the direct expenses. The amount due from joint-owners was approximately $6 million and $7 million at December 31, 2001 and 2000.

  At December 31, 2001, Montana Power continues to own a 30% leasehold interest in Colstrip Unit 4. As part of the purchase of generation assets from Montana Power, PPL Montana and Montana Power entered into a reciprocal sharing agreement to govern each party's responsibilities regarding the operation of Colstrip Units 3 and 4, and is responsible for 15% of the respective operating and construction costs, regardless of whether a particular cost is specified to Colstrip Unit 3 or 4. However, each party is responsible for its own fuel-related costs.

  Commitments and Contingent Liabilities

  PPL Montana is involved in numerous legal proceedings, claims and litigation in the ordinary course of business. PPL Montana cannot predict the ultimate outcome of such matters, or whether such matters may result in material liabilities.

  Wholesale Energy Commitments

  As part of the purchase of generation assets from Montana Power, PPL Montana agreed to supply electricity under two wholesale transition service agreements. In addition, PPL Montana assumed a power purchase agreement and another power sales agreement. In accordance with purchase accounting guidelines, PPL Montana recorded a liability of $118 million as the estimated fair value of the agreements at the acquisition date. This liability is being amortized over the agreement terms as an adjustment to "Wholesale energy marketing and trading" revenues and "Energy purchases," on the Statement of Income. The unamortized balance at December 31, 2001 was $78 million.

  PPL Montana had two transition agreements to supply wholesale electricity to Montana Power to serve its retail load not served by other providers or provided by Montana Power's remaining generation. One agreement provided for the sale of 200 MW from PPL Montana's leasehold interest in Colstrip Unit 3 until it expired in December 2001. The second agreement requires PPL Montana to supply Montana Power's actual remaining customer load. This second agreement will expire on the earlier of June 30, 2002 or when Montana Power's remaining customer load is zero.

  In October 2001, PPL announced that PPL EnergyPlus reached an agreement to supply Montana Power with an aggregate of 450 MW of energy to be supplied by PPL Montana. The delivery term of this new contract would be for five years beginning July 1, 2002, which is the day after the termination date of the last of the two existing transition agreements.

  Under the agreement, PPL EnergyPlus will supply 300 MW of around-the-clock electricity and 150 MW of on-peak electricity. In December 2001, the agreement was accepted for filing by the FERC. No further regulatory approvals are required under this agreement.

  Environmental Matters

  Air

  The Clean Air Act deals, in part, with acid rain, attainment of federal ambient ozone standards and toxic air emissions. PPL Montana is substantially compliant with the Clean Air Act.

  The Bush administration and certain members of Congress have made proposals regarding possible amendments to the Clean Air Act. These amendments could require significant further reductions in NOx, SO2, and mercury and could possibly require measures to limit CO2.

  The EPA has also developed new standards for ambient levels of ozone and fine particulates in the U.S. These standards were challenged and remanded to the EPA by the D.C. Circuit Court of Appeals in 1999. However, on appeal to the United States Supreme Court, the D. C. Circuit Court's decision was reversed in part and remanded to the D. C. Circuit Court. The new particulates standard, if finalized, may require further reductions in SO2for certain PPL Energy Supply subsidiaries and year-round NOx reductions commencing in 2010-2012 at SIP-call levels in Pennsylvania, and at slightly less stringent levels in Montana. The revised ozone standard, if finalized, is not expected to have a material effect on facilities of PPL Montana.

  Under the Clean Air Act, the EPA has been studying the health effects of hazardous air emissions from power plants and other sources, in order to determine what emissions should be regulated and has determined that mercury emissions must be regulated. In this regard, the EPA is expected to develop regulations by 2004.

  In 1999, the EPA initiated enforcement actions against several utilities, asserting that older, coal-fired power plants operated by those utilities have, over the years, been modified in ways that subject them to more stringent "New Source" requirements under the Clean Air Act. The EPA has since issued notices of violation and commenced enforcement activities against other utilities. Although the EPA has threatened to continue expanding its enforcement actions, the future direction of the "New Source" requirements is presently unclear. The EPA's regional offices that regulate PPL Montana's generation plants have indicated an intention to issue information requests to all utilities in its jurisdiction and have issued such a request to PPL Montana related to the J.E. Corette Steam Electric Station. PPL Montana has responded to the information request. PPL Montana cannot presently predict what, if any, action the EPA might take following PPL Montana's responses to such information requests. Should the EPA or any state initiate one or more enforcement actions against PPL Montana, compliance with any such enforcement actions could result in additional capital and operating expenses in amounts which are not now determinable, but which could be significant.

  The EPA is also proposing to revise its regulations in a way that will require power plants to meet "New Source" performance standards and/or undergo "New Source" review for many maintenance and repair activities that are currently exempt.

  Water/Waste

  The EPA has significantly lowered the water quality standard for arsenic. The lowered standard may require PPL Montana to further treat wastewater and/or take abatement action at its power plants, the cost of which is not now determinable but could be significant.

  The EPA recently finalized requirements for new or modified water intake structures. These requirements will affect where generating facilities are built, will establish intake design standards, and could lead to requirements for cooling towers at new and modified power plants. Another new rule, expected to be finalized in 2003, will address existing structures. Each of these rules could impose costs on PPL Montana which are not now determinable but which could be significant.

  Remediation

  In conjunction with its divestiture, Montana Power prepared a Phase I and Phase II Environmental Site Assessment. The assessment identifies approximately $7 million of future capital expenditures through the year 2020 related to various groundwater remediation issues. Additional capital expenditures could be required in amounts which are not now determinable, but which could be material.

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

  General

  In October 1999, the Montana Supreme Court held in favor of several citizens' groups that the right to a clean and healthful environment is a fundamental right guaranteed by the Montana Constitution. The Court's ruling could result in significantly more stringent environmental laws and regulation as well as an increase in citizens' suits under Montana's environmental laws. The effect on PPL Montana of any such changes in laws or regulations or any such increase in citizen suits is not currently determinable but could be significant.

  Due to the environmental issues discussed above or other environmental matters, PPL Montana may be required to modify, replace or cease operating certain plants to comply with statutes, regulations and actions by regulatory bodies or courts. In this regard, PPL Montana also may incur capital expenditures, operating expenses and other costs in amounts which are not now determinable but which could be significant.

  Credit Support

  PPL guaranteed certain obligations under power purchases and sales agreements of PPL Montana for up to $138 million. As of December 31, 2001, there were no guarantees outstanding under the power purchase and sales agreements.

  Source of Labor Supply

  As of December 31, 2001, PPL Montana had 485 full-time employees. Approximately 65% of the PPL Montana employees are represented by IBEW locals, and 2% are represented by the Teamsters. In 2001, PPL Montana reached a new three-year contract with the employees represented by IBEW Local 1638 and reached a new four-year contract with IBEW Local 44. PPL Montana is currently negotiating with the Teamsters for a new employment agreement.

  MPSC Order

  In June 2001, the MPSC issued an order (MPSC Order) in which it found that Montana Power must continue to provide electric service to its customers at tariffed rates until its transition plan under the Montana Electricity Utility Industry Restructuring and Customer Choice Act is finally approved, and that purchasers of generating assets from Montana Power must provide electricity to meet Montana Power's full load requirements at prices to Montana Power that reflect costs calculated as if the generation assets had not been sold. PPL Montana purchased Montana Power's interests in two coal-fired plants and eleven hydroelectric units in 1999.

  In July 2001, PPL Montana filed a complaint against the MPSC with the U.S. District Court in Helena, Montana, challenging the MPSC Order. In its complaint, PPL Montana asserted, among other things, that the Federal Power Act preempts states from exercising regulatory authority over the sale of electricity in wholesale markets, and requested the court to declare the MPSC action preempted, unconstitutional and void. In addition, the complaint requested that the MPSC be enjoined from seeking to exercise any authority, control or regulation of wholesale sales from PPL Montana's generating assets.

  At this time, PPL Montana cannot predict the outcome of the proceedings related to the MPSC Order, what actions the MPSC, the Montana Legislature or any other governmental authority may take on these or related matters, or the ultimate impact on PPL Montana of any of these matters.

  Montana Power Shareholders' Litigation

  In August 2001, a purported class-action lawsuit was filed by a group of shareholders of Montana Power against Montana Power, the directors of Montana Power, certain unnamed advisors and consultants of Montana Power, and PPL Montana. The plaintiffs allege, among other things, that Montana Power was required to, and did not, obtain shareholder approval of the sale of Montana Power's generation assets to PPL Montana in 1999. Although most of the claims in the complaint are against Montana Power, its board of directors, and its consultants and advisors, two claims are asserted against PPL Montana. In the first claim, plaintiffs seek a declaration that because Montana Power shareholders did not vote on the 1999 sale of generating assets to PPL Montana, that sale "was null and void ab initio." The second claim alleges that PPL Montana was privy to, and participated in, a strategy whereby Montana Power would sell its generation assets to PPL Montana without first obtaining Montana Power shareholder approval, and that PPL Montana has made net profits in excess of $100 million as the result of this alleged illegal sale. In the second claim, plaintiffs request that the court impose a "resulting and/or constructive trust" on both the generation assets themselves and all profits, plus interest on the amounts subject to the trust. PPL Montana is unable to predict the outcome of this matter.

  Employee Litigation

  In April 2000, three employees at PPL Montana's Colstrip facility were severely burned when an equipment fault in Colstrip Unit 1 caused electrical arcing. In May 2000, the injured employees and their spouses filed litigation for their injuries in Montana district court against Montana Power. PPL Montana was subsequently named as a party defendant to the pending litigation and a mediation conference has been scheduled for May 2002. A trial has been scheduled for June 2002. At this time, PPL Montana cannot predict the ultimate outcome of these proceedings.

  Energy Supply to Energy West Resources, Inc.

  In July 2001, PPL Montana filed an action in state court and a responsive pleading in federal court, both related to a breach of contract by Energy West Resources, Inc. (Energy West), a Great Falls, Montana-based energy aggregator. PPL Montana is seeking a judgment that Energy West violated the terms of the contract under which it supplies energy to Energy West and should pay damages of at least $7.5 million. All litigation in this matter has been consolidated in the U. S. District Court for the District of Montana, Great Falls Division, and is proceeding in that forum. PPL Montana cannot predict the ultimate outcome of these proceedings.

  Related Party Transactions

  PPL has interests in other entities with which PPL Montana has transactions. Although transactions with these entities cannot be presumed to be at arms length, it is the intention of the parties and PPL Montana that these transactions be conducted at terms comparable to those available with third parties.

  PPL Montana has executed a brokering and contract management agreement with PPL EnergyPlus. The agreement authorizes PPL EnergyPlus to act as exclusive agent in managing PPL Montana's wholesale energy supply and energy and capacity purchase contracts. The agreement also grants PPL EnergyPlus express authority and responsibility for managing the sale of energy in excess of wholesale contract commitments. PPL Montana retains title to all energy that is sold into the wholesale market. PPL Montana must pay PPL EnergyPlus a fee to cover its annual operating expenses related to its responsibilities under the brokering and contract management agreement. The total amount paid to PPL EnergyPlus was $5 million for both years ended December 31, 2001 and 2000 and is included in "Other operations and maintenance" on the Statement of Income. The amounts due to PPL EnergyPlus at December 31, 2001 and 2000 were $500,000 and $400,000, and are included in "Accounts receivable from affiliated companies" on the Balance Sheet.

  PPL Montana has a memorandum of understanding ("MOU") with PPL EnergyPlus regarding the supply of energy to satisfy PPL EnergyPlus' obligations under its retail contracts. The MOU was effective through December 31, 2001. PPL Montana has renewed the MOU with substantially the same terms. The MOU provides that PPL Montana will provide the energy necessary for PPL EnergyPlus to supply energy services to its customers, taking into account PPL Montana's energy commitments to third parties under wholesale supply agreements. PPL EnergyPlus will take title to the energy and has the sole authority to sell the energy and assumes all customer credit risks.

  The MOU provides for two different pricing mechanisms, dependent upon the underlying PPL EnergyPlus retail contract structure. If PPL EnergyPlus sells power at a fixed price during the contract term, PPL Montana will supply energy to PPL EnergyPlus for the term of the contact at the Mid-Columbia forward price agreed upon by PPL Montana and PPL EnergyPlus at the date the contract is executed. If PPL EnergyPlus enters into a floating price agreement, PPL Montana will supply energy to PPL EnergyPlus for the term of the contract at a floating price. The floating price PPL EnergyPlus will pay will be the Mid-Columbia forward price plus $1.00 per MWh. If PPL EnergyPlus enters into a retail contract to sell energy at a price that is structured with both fixed and floating components, the pricing will use a combination of the above mechanisms. Total energy sales to PPL EnergyPlus were $80 million and $33 million for the years ended December 31, 2001 and 2000 and are included in "Wholesale energy marketing and trading" revenues on the Statement of Income. The amount due from PPL EnergyPlus was $4 million and $13 million at December 31, 2001 and 2000, and is included on the balance sheet. There were no sales to PPL EnergyPlus under the MOU for the period from inception to December 31, 1999.

  PPL has guaranteed certain obligations of PPL Montana for up to $20 million under power purchase and sales agreements at December 31, 2000. There were no guarantees at December 31, 2001.

  Corporate functions such as financial, legal, human resources and information services were transferred to PPL Services in the corporate realignment. PPL Services bills the respective PPL subsidiaries for the cost of such services when they can be specifically identified. The cost of these services that are not directly charged to PPL subsidiaries is allocated to certain of the subsidiaries based on the relative capital invested by PPL in these subsidiaries. PPL Services charged PPL Montana approximately $7 million for direct expenses and $3 million for overhead costs in 2001. Similar charges totaled approximately $4 million in 2000.

  New Accounting Standards

  SFAS 141

  In June 2001, the FASB issued SFAS 141, "Business Combinations," which eliminates the pooling-of-interest method of accounting for business combinations and requires the use of the purchase method. In addition, SFAS 141 requires the reassessment of intangible assets to determine if they are appropriately classified either separately or within goodwill. SFAS 141 is effective for business combinations initiated after June 30, 2001. PPL Montana adopted SFAS 141 on July 1, 2001, with no material impact on the financial statements.

  SFAS 142

  In June 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets," which eliminates the amortization of goodwill and other acquired intangible assets with indefinite economic useful lives. SFAS 142 requires an annual impairment test of goodwill and other intangible assets that are not subject to amortization. PPL Montana adopted SFAS 142 on January 1, 2002, with no material impact on the financial statements.

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

  SFAS 144

  In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," that replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." For long-lived assets to be held and used, SFAS 144 retains the requirements of SFAS 121 to (a) recognize an impairment loss only if the carrying amount is not recoverable from undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. For long-lived assets to be disposed of, SFAS 144 establishes a single accounting model based on the framework established in SFAS 121. The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of segments of a business. SFAS 144 also broadens the reporting of discontinued operations. PPL Montana adopted SFAS 144 on January 1, 2002, with no material impact on the financial statements.

  Derivative Instruments and Hedging Activities

  PPL Montana adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," on January 1, 2001. Upon adoption and in accordance with the transition provisions of SFAS 133, PPL Montana had no recorded cumulative-effect adjustment in earnings. PPL Montana recorded a cumulative-effect charge of $156 million in "Accumulated other comprehensive income," a component of Member's Equity. As of December 31, 2001, the balance in Member's Equity related to unrealized gains and losses on qualifying derivatives was a net gain of $33 million, as a result of the reclassifying part of the transition adjustment into earnings and changes in market prices.

  Management of Market Risk Exposures

  PPL Montana's primary market risk exposures are associated with commodity prices. PPL Montana actively manages the market risk inherent in its commodity positions. The Board of Managers of PPL Montana has adopted a risk management policy to manage the risk exposures related to energy prices. This policy monitors and assists in controlling market risk and use of derivative instruments to manage some associated commodity activities.

  PPL Montana's derivative activities are subject to the management, direction and control of RMC. The RMC is composed of the chief financial officer and other officers of PPL. The RMC reports to the Finance Committee of the PPL Board of Directors on the scope of its derivative activities. The RMC sets forth risk-management philosophy and objectives through a corporate policy, provides guidelines for derivative-instrument usage, and establishes procedures for control and valuation, counterparty credit approval, and the monitoring and reporting of derivative activity.

  PPL Montana utilizes financial and physical contracts as part of its risk management strategy to minimize unanticipated fluctuations in earnings caused by commodity price volatility. All derivatives are recognized on the balance sheet at their fair value, unless they meet SFAS 133's criteria for exclusion.

  Fair Value Hedges

  PPL Montana enters into financial contracts to hedge a portion of the fair value of firm commitments of forward electricity sales. These contracts range in maturity through 2003. For the twelve months ended December 31, 2001, PPL Montana did not recognize any gains or losses resulting from the ineffective portion of fair value hedges or from firm commitments that no longer qualified as fair value hedge items.

  Cash Flow Hedges

  PPL Montana enters into financial swap contracts to hedge the price risk associated with electric commodities. These contracts range in maturity through 2006.

  As a result of changes in economic conditions, PPL Montana discontinued hedge accounting for certain cash flow hedges which resulted in a net gain of $7 million for the twelve months ended December 31, 2001 (reported in "Wholesale energy marketing and trading" revenues on the Statement of Income). The impact on the financial statements resulting from cash flow hedge ineffectiveness for the twelve months ended December 31, 2001 was immaterial.

  As of December 31, 2001, the net unrealized gain on derivative instruments in "Accumulated other comprehensive income" expected to be reclassified into earnings during the next twelve months was $11 million.

  Unrealized Gains/Losses on Qualifying Derivatives
  (Millions of Dollars)
  (After-tax)

December 31, 2001
Cumulative unrealized gain on qualifying derivatives, beginning of period:	$0
Unrealized gains (losses) arising during period:
Cumulative effect of change in accounting principle at January 1, 2001	(156)
Net reclassification into earnings	7
Net change associated with current period hedging transactions	182

Unrealized gain on qualifying derivatives	33

Cumulative unrealized gain on qualifying derivatives, end of period	$33

  Credit Concentration

  PPL Montana enters into contracts with many entities for the purchase and sale of energy. Most of these contracts are considered a normal part of doing business and as such the mark-to-market value of these contracts is not reflected in the financial statements. However, the mark-to-market value of these contracts is considered when committing to new business from a credit perspective. At year-end, PPL Montana had a credit exposure of $271 million to energy trading partners. The majority of this amount was the mark-to-market value of multi-year contracts for energy sales. Therefore, if the counterparties fail to perform their obligations, PPL Montana would not experience an immediate financial loss, but would experience lower revenues in future years to the extent that replacement sales could not be made at the same prices as the defaulted contracts. Of the $271 million, three counterparties account for 95% of the exposure. No other individual counterparty accounted for more than 2% of the exposure. Each of the three primary counterparties has at least a BBB+ credit rating. PPL Montana has the right to request collateral from each of these counterparties in the event their credit rating falls below investment grade. It is also PPL Montana's policy to enter into netting agreements with each of its counterparties to minimize credit exposure.

  Sales to California Independent System Operator and to Other Pacific Northwest Purchasers

  PPL Montana has made approximately $18 million of sales to the California ISO for which PPL Montana has not yet been paid in full. Given the myriad of electricity supply problems presently faced by the California electric utilities and the California ISO, PPL Montana cannot predict whether or when it will receive payment. As of December 31, 2001, PPL Montana has fully reserved for possible underrecoveries of payments for these sales.

  Litigation arising out of the California electricity supply situation has been filed at the FERC and in California courts against sellers of energy to the California ISO. The plaintiffs and intervenors in these proceedings allege abuses of market power, manipulation of market prices, unfair trade practices and violations of state antitrust laws, and seek price caps on wholesale sales in California and other western power markets, refunds of excess profits allegedly earned on these sales of energy, and other relief, including treble damages and attorneys fees. PPL Montana has intervened in the FERC proceedings in order to protect its interests, but has not been named as a defendant in any of the court actions alleging abuses of market power, manipulation of market prices, unfair trade practices and violations of state antitrust laws among other things. PPL Montana has been named as a defendant in a declaratory judgment action initiated by the State of California to prevent certain members of the California Power Exchange from seeking compensation for the State's seizure of certain energy contracts. PPL Montana is a member of the California Power Exchange, but it has no energy contracts with or through the California Power Exchange and has not sought compensation in connection with the State's seizure.

  Attorneys general in several western states, including California, have begun investigations related to the electricity supply situation in California and other western states. The FERC has determined that all sellers of energy in the California markets, including PPL Montana, should be subject to refund liability for the period beginning October 2, 2000 through June 20, 2001 and has initiated an evidentiary hearing concerning refund amounts. The FERC also is considering whether to order refunds for sales made in the Pacific Northwest, including sales made by PPL Montana. The FERC Administrative Law Judge assigned to this proceeding has recommended that no refunds be ordered for sales into the Pacific Northwest. The FERC presently is considering this recommendation. PPL Montana cannot predict whether or the extent to which it will be the target of any governmental investigation or named in these lawsuits, refund proceedings or other lawsuits, the outcome of any such proceedings or whether the ultimate impact on PPL Montana of the electricity supply situation in California and other western states will be material.

  Regulatory Issues

  PPL Montana has eleven hydroelectric facilities and one storage reservoir licensed by the FERC pursuant to the Federal Power Act under long-term licenses which expire on varying dates from 2009 through 2040. Pursuant to Section 8(e) of the Federal Power Act, the FERC approved the transfer from Montana Power of all pertinent licenses and any amendments thereto, for the ownership and operation of these facilities purchased by PPL Montana.

  The Kerr Dam Project license was jointly issued by the FERC to Montana Power and the Confederated Salish and Kootenai Tribes of the Flathead Reservation in 1985, and required Montana Power to hold and operate the project for 30 years. The license required Montana Power, and subsequently PPL Montana as a result of the purchase of the Kerr Dam from Montana Power, to continue to implement a plan to mitigate the impact of the Kerr Dam on fish, wildlife and habitat. The implementation will require payments totaling approximately $6 million between 2002 to 2020. Additionally, PPL Montana is required to make annual payments to the Confederated Salish and Kootenai Tribes for the use of the property the Kerr Dam occupies. PPL Montana expensed approximately $15 million and $14 million for the years ended December 31, 2001 and 2000 and $534,000 for the period from inception through December 31, 1999.

  PPL Montana is subject to the jurisdiction of certain federal, regional, state and local regulatory agencies with respect to air and water quality, land use and other environmental matters. The operations of its generating facilities are subject to the Occupational Safety and Health Act of 1970 and comparable state statutes. In addition, PPL Montana is subject to the jurisdiction of the NRC in connection with the operation by its coal plants of certain level and density monitoring devices. Management believes at this time that it is operating in accordance with the laws and regulations of the various agencies and there are no current actions which will have a material effect on its business, financial condition or results of operations.

  Pending Transactions

  PPL Global, an indirect wholly-owned subsidiary of PPL and an affiliate of PPL Montana, was party to separate Asset Purchase Agreements (each an "APA") with Portland General Electric Company ("PGE") and Puget Sound Energy, Inc. ("PSE") to purchase their respective interests in the Colstrip Units and certain related transmission assets and rights. The interested parties mutually agreed to terminate the APA's.

  The Montana Power APA, previously assigned to PPL Montana by PPL Global, provided if neither the PSE or PGE acquisitions are consummated, PPL Montana is required to purchase a portion of Montana Power's interest in the 500-kilovolt Colstrip Transmission System ("CTS") for $97 million, for which regulatory approval has been received. PPL Montana is currently in discussions with Montana Power to pursue alternatives to acquiring this entire interest in the CTS as contemplated by the APA. These discussions are ongoing; therefore, PPL Montana cannot predict whether it will buy all or less than all of Montana Power's entire interest in the CTS, or what the purchase price will be if a purchase occurs.

  Proposed Montana Hydroelectric Initiative

  In January 2002, the Montana Secretary of State certified, in accordance with applicable statutes, that it had approved the form of a proposed Montana "Hydroelectric Security Act" initiative. The proposed initiative may be placed on the November 2002 statewide ballot if sufficient signatures are obtained prior to June 21, 2002. Among the stated purposes of the proposed initiative is to create an elected Montana public power commission to determine whether purchasing hydroelectric dams in Montana is in the public interest. Such commission could decide whether to acquire PPL Montana's hydroelectric dams either pursuant to a negotiated purchase or an acquisition at fair market value through the power of condemnation. At this time, PPL Montana cannot predict whether the proposed initiative, will garner enough signatures for placement on the November 2002 statewide ballot, whether there will be a successful legal challenge to the initiative whether it would pass if on the ballot or what impact, if any, the measure might ultimately have upon PPL Montana or its hydroelectric operations. PPL Montana has declared its opposition to, and intends to vigorously oppose, the initiative.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
PPL Montana, LLC
(Millions of Dollars)

Column A	Column B	Column C		Column D	Column E

	Balance at Beginning of Period
		Additions			Balance at End of Period
		Charged to Income
Description			Other	Deductions

Year Ended December 31, 2001
Reserves deducted from assets in the Balance Sheet
Uncollectible accounts	$18	$30		$1	$47 (a)
Obsolete inventory - Materials and supplies	2			1	1
Mark-to-market valuation reserves		1			1

Year Ended December 31, 2000
Reserves deducted from assets in the Balance Sheet
Uncollectible accounts		18			18
Obsolete inventory - Materials and supplies		2			2

a) Includes reserves for customer accounts receivable, California ISO, the Enron bankruptcy and other.

ITEM 9. CHANGES IN AND DISAGREEMENTS
WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Item 10 is omitted as PPL Montana meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Item 11 is omitted as PPL Montana meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Item 12 is omitted as PPL Montana meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Item 13 is omitted as PPL Montana meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT
SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

1. Financial Statements - included in response to Item 8.

PPL Corporation
Report of Independent Accountants
Consolidated Statement of Income for each of the
Three Years Ended December 31, 2001, 2000 and 1999
Consolidated Statement of Cash Flows for each of the
Three Years Ended December 31, 2001, 2000 and 1999
Consolidated Balance Sheet at December 31, 2001 and 2000
Consolidated Statement of Shareowners' Common Equity and Comprehensive Income
for each of the Three Years Ended December 31, 2001, 2000 and 1999
Consolidated Statement of Preferred Stock at December 31, 2001 and 2000
Consolidated Statement of Company-Obligated Mandatorily Redeemable Securities at
December 31, 2001 and 2000
Consolidated Statement of Long-Term Debt at December 31, 2001 and 2000
Notes to Consolidated Financial Statements

PPL Energy Supply, LLC
Report of Independent Accountants
Consolidated Statement of Income for each of the
Three Years Ended December 31, 2001, 2000 and 1999
Consolidated Statement of Cash Flows for each of the
Three Years Ended December 31, 2001, 2000 and 1999
Consolidated Balance Sheet at December 31, 2001 and 2000
Consolidated Statement of Member's Equity and Comprehensive Income
for each of the Three Years Ended December 31, 2001, 2000 and 1999
Consolidated Statement of Long-Term Debt at December 31, 2001 and 2000
Notes to Consolidated Financial Statements

PPL Electric Utilities Corporation
Report of Independent Accountants
Consolidated Statement of Income for each of the
Three Years Ended December 31, 2001, 2000 and 1999
Consolidated Statement of Cash Flows for each of the
Three Years Ended December 31, 2001, 2000 and 1999
Consolidated Balance Sheet at December 31, 2001 and 2000
Consolidated Statement of Shareowner's Common Equity and Comprehensive Income
for each of the Three Years Ended December 31, 2001, 2000 and 1999
Consolidated Statement of Preferred Stock at December 31, 2001 and 2000
Consolidated Statement of Company-Obligated Mandatorily Redeemable Securities at
December 31, 2001 and 2000
Consolidated Statement of Long-Term Debt at December 31, 2001 and 2000
Notes to Consolidated Financial Statements

PPL Montana, LLC
Report of Independent Accountants
Consolidated Statement of Income for each of the
Three Years Ended December 31, 2001, 2000 and 1999
Consolidated Statement of Cash Flows for each of the
Three Years Ended December 31, 2001, 2000 and 1999
Consolidated Balance Sheet at December 31, 2001 and 2000
Consolidated Statement of Member's Equity and Comprehensive Income
for each of the Three Years Ended December 31, 2001, 2000 and 1999
Notes to Consolidated Financial Statements

2. Supplementary Data and Supplemental Financial Statement Schedule - included in response to Item 8.

Schedule II - Valuation and Qualifying Accounts and Reserves for the Three Years Ended
December 31, 2001

All other schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or notes thereto.

3. Exhibits

Exhibit Index on page 184.

(b) Reports on Form 8-K:

The following Reports on Form 8-K were filed during the three months ended December 31, 2001:

Report dated October 1, 2001 - PPL Montana

Item 5. Other Events
Announced the appointments of Roger Petersen to President of PPL Global and James H. Miller to President of PPL Montana.

Report dated October 15, 2001 - PPL and PPL Montana

Item 5. Other Events
Press release dated October 16, 2001 regarding an agreement to supply 450 MW of electricity to Montana Power over a five-year period beginning July 1, 2002.

Item 7. Exhibits
Press release dated October 16, 2001 regarding an agreement to supply 450 MW of electricity to Montana Power over a five-year period beginning July 1, 2002.

Report dated October 24, 2001 - PPL

Item 5. Other Events
Press release dated October 24, 2001 regarding PPL's third quarter earnings and forecasted earnings for 2001 and 2002.

Item 7. Exhibits
Press release dated October 24, 2001 regarding PPL's third quarter earnings and forecasted earnings for 2001 and 2002.

SHAREOWNER AND INVESTOR INFORMATION

Annual Meetings: The annual meeting of shareowners of PPL Corporation is held each year on the fourth Friday of April. The 2002 meeting for PPL Corporation will be held on Friday, April 26, 2002, at Lehigh University's Stabler Arena, at the Goodman Campus Complex located in Lower Saucon Township, outside Bethlehem, Pennsylvania. The 2002 meeting for PPL Electric will be held Monday, April 22, 2002 at the Clarion Hotel, 9th & Hamilton Streets, Allentown, Pennsylvania.

Proxy and Information Statement Material: A proxy statement and information statement and notice of PPL's and PPL Electric's annual meetings are mailed to all shareowners of record as of February 28, 2002.

Dividends: Subject to the declaration of dividends on PPL common stock by the PPL Board of Directors or its Executive Committee and PPL Electric preferred stock by the PPL Electric Board of Directors, dividends are paid on the first day of April, July, October and January. Dividend checks are mailed in advance of those dates with the intention that they arrive as close as possible to the payment dates. The 2002 record dates for dividends are expected to be March 8, June 10, September 10, and December 10.

Direct Deposit of Dividends: Shareowners may choose to have their dividend checks deposited directly into their checking or savings account. Quarterly dividend payments are electronically credited on the dividend date, or the first business day thereafter.

Dividend Reinvestment Plan: Shareowners may choose to have dividends on their PPL common stock or PPL Electric preferred stock reinvested in PPL common stock instead of receiving the dividend by check.

Certificate Safekeeping: Shareowners participating in the Dividend Reinvestment Plan may choose to have their common stock certificates forwarded to PPL for safekeeping.

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

PPL Annual Report: Published and mailed in mid-March to all shareowners of record.

Shareowner News: An easy-to-read newsletter containing current items of interest to shareowners -- published and mailed at the beginning of each quarter.

Periodic Mailings: Letters regarding new investor programs, special items of interest, or other pertinent information are mailed on a non-scheduled basis as necessary.

Duplicate Mailings: The annual report and other investor publications are mailed to each investor account. If you have more than one account, or if there is more than one investor in your household, you may contact Investor Services to request that only one publication be delivered to your address. Please provide account numbers for all duplicate mailings.

Shareowner Information Line: Shareowners can get detailed corporate and financial information 24 hours a day using the Shareowner Information Line. They can hear timely recorded messages about earnings, dividends and other company news releases; request information by fax; and request printed materials in the mail.

The toll-free Shareowner Information Line is 1-800-345-3085.

Other PPL publications, such as the annual and quarterly reports to the Securities and Exchange Commission (Forms 10-K and 10-Q) will be mailed upon request.

Shareowners can also obtain information from PPL's Internet home page (www.pplweb.com). Shareowners can access PPL Securities and Exchange Commission filings, stock quotes and historical performance. Visitors to our website can provide their E-mail address and indicate their desire to receive future earnings or news releases automatically.

Investor Services: For any questions you have or additional information you require about PPL and its subsidiaries, please call the Shareowner Information Line, or write to:

Manager-Investor Services
PPL Corporation
Two North Ninth Street
Allentown, PA 18101

Internet Access: For updated information throughout the year, check out our home page at http://www.pplweb.com. You may also contact Investor Services via E-mail at invserv@pplweb.com.

Registered shareowners can access account information by visiting shareowneronline.com.

Listed Securities:	Fiscal Agents:
New York Stock Exchange	Stock Transfer Agents and
Registrars
PPL Corporation:	Wells Fargo Bank Minnesota, N.A.
Common Stock (Code: PPL)	Shareowner Services
161 North Concord Exchange
PPL Electric Utilities Corporation:	South St. Paul, MN 55075-1139
4-1/2% Preferred Stock
(Code: PPLPRB)	PPL Services Corporation
4.40% Series Preferred Stock	Investor Services Department
(Code: PPLPRA)
Dividend Disbursing Office and
PPL Capital Trust:	Dividend Reinvestment Plan Agent
8.20% Preferred Securities	PPL Services Corporation
(Code: PPLPRC)	Investor Services Department

PPL Capital Trust II:	Mortgage Bond Trustee
8.10% Preferred Securities	Bankers Trust Co.
(Code: PPLPRD)	Attn: Security Transfer Unit
P.O. Box 291569
PPL Capital Funding Trust I:	Nashville, TN 37229
7.75% PEPSSM Units
(Code: PPLPRE)	Indenture Trustee
JPMorgan Chase Bank
Philadelphia Stock Exchange	450 West 33rd Street
New York, NY 10001
PPL Corporation:
Common Stock	Bond Interest Paying Agent
PPL Electric Utilities Corporation
PPL Electric Utilities Corporation	Investor Services Department
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

TITLE
By /s/ William F. Hecht		Principal Executive Officer and
William F. Hecht -		Director

Chairman, President
and Chief Executive
Officer

By /s/ John R. Biggar		Principal Financial Officer and
John R. Biggar -		Director

Executive Vice President
and Chief Financial Officer

By /s/ Joseph J. McCabe		Principal Accounting Officer
Joseph J. McCabe -

Vice President and
Controller

Frederick M. Bernthal	Stuart Heydt	Directors
John W. Conway	W. Keith Smith
E. Allen Deaver	Susan M. Stalnecker
William J. Flood

By /s/ John R. Biggar
John R. Biggar, Attorney-in-fact Date: March 1, 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PPL Energy Supply, LLC

(Registrant)

By /s/ William F. Hecht
William F. Hecht -

President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

TITLE
By /s/ William F. Hecht
William F. Hecht -		Principal Executive Officer and Manager
President

By /s/ James E. Abel		Principal Financial Officer and
James E. Abel -		Manager

Treasurer

By /s/ Joseph J. McCabe		Principal Accounting Officer
Joseph J. McCabe -		and Manager

Controller

Managers:

/s/ William F. Hecht	/s/ James E. Abel	/s/ Robert J. Grey
William F. Hecht	James E. Abel	Robert J. Grey

/s/ John R. Biggar	/s/ Lawrence E. De Simone	/s/ Joseph J. McCabe
John R. Biggar	Lawrence E. De Simone	Joseph J. McCabe

Date: March 1, 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PPL Electric Utilities Corporation

(Registrant)

By /s/ Michael E. Bray
Michael E. Bray -

Vice Chairman and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

TITLE
By /s/ Michael E. Bray
Michael E. Bray -		Principal Executive Officer and Director
Vice Chairman and President

By /s/ James E. Abel		Principal Financial
James E. Abel -		Officer

Treasurer

By /s/Joseph J. McCabe		Principal Accounting
Joseph J. McCabe -		Officer

Vice President and Controller

Directors:

/s/ William F. Hecht	/s/ Paul T. Champagne	/s/ Robert J. Grey
William F. Hecht	Paul T. Champagne	Robert J. Grey

/s/ John R. Biggar	/s/ Dean A. Christiansen	/s/ James H. Miller
John R. Biggar	Dean A. Christiansen	James H. Miller

/s/ Michael E. Bray	/s/ Lawrence E. De Simone	/s/ Roger L. Petersen
Michael E. Bray	Lawrence E. De Simone	Roger L. Petersen

Date: March 1, 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PPL Montana, LLC

(Registrant)

By /s/ James H. Miller
James H. Miller -

President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

TITLE
By /s/ James H. Miller
James H. Miller -		Principal Executive Officer and Manager
President

By /s/ James E. Abel		Principal Financial Officer and
James E. Abel -		Manager

Treasurer

By /s/ Craig D. Bartholomew		Principal Accounting Officer
Craig D. Bartholomew -

Controller

Managers:

/s/ James H. Miller	/s/ Albert J. Fioravanti
James H. Miller	Albert J. Fioravanti

/s/ James E. Abel	/s/ Bradley E. Spencer
James E. Abel	Bradley E. Spencer

Date: March 1, 2002

EXHIBIT INDEX

The following Exhibits indicated by an asterisk preceding the Exhibit number are filed herewith. The balance of the Exhibits have heretofore been filed with the Commission and pursuant to Rule 12(b)-32 are incorporated herein by reference. Exhibits indicated by a [_] are filed or listed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

3(a)-1	-	Articles of Incorporation of PPL Corporation (Exhibit B to Proxy Statement of PPL Electric Utilities Corporation and Prospectus of PPL Corporation, dated March 9, 1995)

3(a)-2	-	Articles of Amendment of PPL Corporation (Exhibit 3.2 to PPL Corporation Form S-3 (Registration Statement Nos. 333-54504, 333-54504-01 and 333-54504-02))

*3(a)-3	-	Amended and Restated Articles of Incorporation of PPL Electric Utilities Corporation

3(a)-4	-	Certificate of Formation of PPL Energy Supply, LLC (Exhibit 3.1 to PPL Energy Supply, LLC Form S-4 (Registration Statement No. 333-74794))

3(a)-5	-	Certificate of Formation of PPL Montana, LLC (Exhibit 3.1 to PPL Montana, LLC Form S-4 (Registration Statement No. 333-50350))

3(b)-1	-	Bylaws of PPL Corporation (Exhibit 3(ii)(a) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended September 30, 1998)

*3(b)-2	-	Bylaws of PPL Electric Utilities Corporation

3(b)-3	-	Limited Liability Company Agreement of PPL Energy Supply, LLC, dated March 20, 2001 (Exhibit 3.2 to PPL Energy Supply, LLC Form S-4 (Registration Statement No. 333-74794))

3(b)-4	-	Limited Liability Company Agreement and Bylaws of PPL Montana, LLC, effective as of December 17, 1999 (Exhibit 3.2 to PPL Montana, LLC Form S-4 (Registration Statement No. 333-50350))

4(a)-1	-	Amended and Restated Employee Stock Ownership Plan, effective January 1, 2000 (Exhibit 4(a) to PPL Corporation Form 10-K Report (File No. 1-11459) for year ended December 31, 2000)

*4(a)-2	-	Amendment No. 1 to said Employee Stock Ownership Plan, effective January 1, 2001

4(b)-1	-	Mortgage and Deed of Trust, dated as of October 1, 1945, between PPL Electric Utilities Corporation and Bankers Trust Company (as successor Trustee) (Exhibit 2(a)-4 to Registration Statement No. 2-60291)

4(b)-2	-	Supplement, dated as of July 1, 1954, to said Mortgage and Deed of Trust (Exhibit 2(b)-5 to Registration Statement No. 219255)

4(b)-3	-	Supplement, dated as of July 1, 1991, to said Mortgage and Deed of Trust (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated July 29, 1991)

4(b)-4	-	Supplement, dated as of May 1, 1992, to said Mortgage and Deed of Trust (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated June 1, 1992)

4(b)-5	-	Supplement, dated as of November 1, 1992, to said Mortgage and Deed of Trust (Exhibit 4(b)-29 to PPL Electric Utilities Corporation Form 10-K Report (File 1-905) for the year ended December 31, 1992)

4(b)-6	-	Supplement, dated as of February 1, 1993, to said Mortgage and Deed of Trust (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated February 16, 1993)

4(b)-7	-	Supplement, dated as of April 1, 1993, to said Mortgage and Deed of Trust (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated April 30, 1993)

4(b)-8	-	Supplement, dated as of October 1, 1993, to said Mortgage and Deed of Trust (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated October 29, 1993)

4(b)-9	-	Supplement, dated as of February 15, 1994, to said Mortgage and Deed of Trust (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated March 11, 1994)

4(b)-10	-	Supplement, dated as of March 1, 1994, to said Mortgage and Deed of Trust (Exhibit 4(b) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated March 11, 1994)

4(b)-11	-	Supplement, dated as of March 15, 1994, to said Mortgage and Deed of Trust (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated March 30, 1994)

4(b)-12	-	Supplement, dated as of September 1, 1994, to said Mortgage and Deed of Trust (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K (File No. 1-905) dated October 3, 1994)

4(b)-13	-	Supplement, dated as of October 1, 1994, to said Mortgage and Deed of Trust (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated October 3, 1994)

4(b)-14	-	Supplement, dated as of August 1, 1995, to said Mortgage and Deed of Trust (Exhibit 6(a) to PPL Electric Utilities Corporation Form 10-Q Report (File No. 1-905) for the quarter ended September 30, 1995)

4(b)-15	-	Supplement, dated as of April 1, 1997 to said Mortgage and Deed of Trust (Exhibit 4(b)-17 to PPL Electric Utilities Corporation Form 10-K Report (File No. 1-905) for the year ended December 31, 1997)

4(b)-16	-	Supplement, dated as of May 5, 1998, to said Mortgage and Deed of Trust (Exhibit 4.3 to PPL Electric Utilities Corporation Form 8-K Report (File No. I-905) dated May 1, 1998)

4(b)-17	-	Supplement, dated as of June 1, 1999, to said Mortgage and Deed of Trust (Exhibit 4(b)-19 to PPL Electric Utilities Corporation Form 10-K Report (File No. 1-905) for the year ended December 31, 1999)

4(b)-18	-	Supplement, dated as of August 1, 2001, to said Mortgage and Deed of Trust (Exhibit 4.5 to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated August 21, 2001)

*4(b)-19	-	Supplement, dated as of January 1, 2002, to said Mortgage and Deed of Trust

4(c)-1	-	Indenture, dated as of November 1, 1997, among PPL Corporation, PPL Capital Funding, Inc. and JPMorgan Chase Bank (formerly The Chase Manhattan Bank), as Trustee (Exhibit 4.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated November 12, 1997)

4(c)-2	-	Supplement, dated as of November 1, 1997, to said Indenture (Exhibit 4.2 to PPL Corporation Form 8-K Report (File No. 1-11459) dated November 12, 1997)

4(c)-3	-	Supplement, dated as of March 1, 1999, to said Indenture (Exhibit 4.3 to Registration Statement Nos. 333-87847, 333-87847-01 and 333-87847-02)

4(c)-4	-	Supplement, dated as of October 1, 1999, to said Indenture (Exhibit 4(c)-4 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 1999)

4(c)-5	-	Supplement, dated as of June 1, 2000, to said Indenture (Exhibit 4 to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended June 30, 2000)

4(d)-1	-	Junior Subordinated Indenture, dated as of April 1, 1997, between PPL Electric Utilities Corporation and JPMorgan Chase Bank (formerly The Chase Manhattan Bank), as Trustee (Exhibit 4.1 to Registration Statement No. 333-20661)

4(d)-2	-	Amended and Restated Trust Agreement, dated as of April 8, 1997, among PPL Electric Utilities Corporation, JPMorgan Chase Bank (formerly The Chase Manhattan Bank), as Property Trustee, Chase Manhattan Bank (Delaware), as Delaware Trustee, and John R. Biggar and James E. Abel, as Administrative Trustees (Exhibit 4.4 to Registration Statement No. 333-20661)

4(d)-3	-	Guarantee Agreement, dated as of April 8, 1997, between PPL Electric Utilities Corporation and JPMorgan Chase Bank (formerly The Chase Manhattan Bank), as Trustee (Exhibit 4.6 to Registration Statement No. 333-20661)

4(e)-1	-	Amended and Restated Trust Agreement, dated as of June 13, 1997, among PPL Electric Utilities Corporation, JPMorgan Chase Bank (formerly The Chase Manhattan Bank), as Property Trustee, Chase Manhattan Bank (Delaware), as Delaware Trustee, and John R. Biggar and James E. Abel, as Administrative Trustees (Exhibit 4.4 to Registration Statement No. 333-27773)

4(e)-2	-	Guarantee Agreement, dated as of June 13, 1997, between PPL Electric Utilities Corporation and JPMorgan Chase Bank (formerly The Chase Manhattan Bank), as Trustee (Exhibit 4.6 to Registration Statement No. 333-27773)

4(f)-1	-	Subordinated Indenture, dated as of May 9, 2001, between PPL Capital Funding, Inc., PPL Corporation and JPMorgan Chase Bank (formerly The Chase Manhattan Bank), as Trustee (Exhibit 4.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated May 9, 2001)

4(f)-2	-	Supplement, dated as of May 9, 2001, to said Subordinated Indenture (Exhibit 4.2 to PPL Corporation Form 8-K Report (File No. 1-11459) dated May 9, 2001)

4(f)-3	-	Trust Securities Guarantee Agreement, dated as of May 9, 2001 (Exhibit 4.10 to PPL Corporation Form 8-K Report (File No. 1-11459) dated May 9, 2001)

4(f)-4	-	Amended and Restated Trust Agreement, dated as of May 9, 2001, among PPL Corporation, PPL Capital Funding, Inc., JPMorgan Chase Bank (formerly The Chase Manhattan Bank) as Property Trustee, Chase Manhattan Bank USA National Association, as Delaware Trustee, John R. Biggar and James E., Abel, as Administrative Trustees, and the several Holders of the Trust Securities (Exhibit 4.8 to PPL Corporation Form 8-K Report (File No. 1-11459) dated May 9, 2001)

4(g)-1	-	Indenture, dated as of August 1, 2001, by PPL Electric Utilities Corporation and JPMorgan Chase Bank (formerly The Chase Manhattan Bank), as Trustee (Exhibit 4.1 to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated August 21, 2001)

4(g)-2	-	Supplement, dated as of August 1, 2001, to said Indenture (Exhibit 4.2 to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated August 21, 2001)

4(h)-1	-	Indenture, dated as of October 1, 2001, by PPL Energy Supply, LLC and JPMorgan Chase Bank (formerly The Chase Manhattan Bank), as Trustee (Exhibit 4.1 to PPL Energy Supply, LLC Form S-4 (Registration Statement No. 333-74794))

4(h)-2	-	Supplement, dated as of October 1, 2001, to said Indenture (Exhibit 4.2 to PPL Energy Supply, LLC Form S-4 (Registration Statement No. 333-74794))

4(h)-3	-	Registration Rights Agreement between PPL Energy Supply, LLC and the Initial Purchasers (Exhibit 4.5 to PPL Energy Supply, LLC Form S-4 (Registration Statement No. 333-74794))

10(a)	-	$600 million 364-Day Credit Agreement, dated as of June 26, 2001, among PPL Energy Supply, LLC, PPL Corporation and the banks named therein (Exhibit 10(a) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended June 30, 2001)

10(b)	-	$500 million Three-Year Credit Agreement, dated of as June 26, 2001, among PPL Energy Supply, LLC, PPL Corporation and the banks named therein (Exhibit 10(b) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended June 30, 2001)

10(c)	-	$400 million 364-Day Credit Agreement, dated as of June 26, 2001, among PPL Electric Utilities Corporation and the banks named therein (Exhibit 10(c) to PPL Electric Utilities Corporation Form 10-Q Report (File No. 1-905) for the quarter ended June 30, 2001)

10(d)	-	Credit Agreement dated as of November 16, 1999, among PPL Montana, LLC and the banks named therein (Exhibit 10.8 to PPL Montana, LLC Form S-4 (Registration Statement No. 333-50350))

10(e)	-	$150 Million Credit and Reimbursement Agreement, dated as of April 25, 2001, among PPL Montana, LLC and the banks named therein (Exhibit 10(d) to PPL Montana, LLC Form 10-Q Report (File No. 333-50350) for the quarter ended June 30, 2001)

10(f)	-	Generation Supply Agreement, dated as of June 20, 2001, between PPL Electric Utilities Corporation and PPL EnergyPlus, LLC (Exhibit 10.5 to PPL Energy Supply, LLC Form S-4 (Registration Statement No. 333-74794))

*10(g)	-	Master Power Purchase and Sale Agreement, dated as of October 15, 2001, between The Montana Power Company and PPL Montana, LLC

*10(h)	-	Amended and Restated Parent Guaranty, dated as of November 30, 2000, by PPL Corporation in favor of Large Scale Distributed Generation Statutory Trust

10(i)	-	Amended and Restated PPL Energy Supply, LLC Guarantee, dated as of July 17, 2001, in favor of Large Scale Distributed Generation II Statutory Trust (Exhibit 10.6 to PPL Energy Supply, LLC Form S-4 (Registration Statement No. 333-74794))

*10(j)	-	Guaranty, dated as of December 21, 2001, from PPL Energy Supply, LLC in favor of LMB Funding, Limited Partnership

10(k)	-	Pollution Control Facilities Agreement, dated as of May 1, 1973, between PPL Electric Utilities Corporation and the Lehigh County Industrial Development Authority (Exhibit 5(z) to Registration Statement No. 2-60834)

*10(l)	-	Amended and Restated Operating Agreement of the PJM Interconnection, L.L.C., dated February 6, 2002.

[_]10(m)	-	Amended and Restated Directors Deferred Compensation Plan, effective February 14, 2000 (Exhibit 10(h) to PPL Corporation Form 10-K Report (File No. 1-11459) for year ended December 31, 2000)

[_]10(n)-1	-	Amended and Restated Officers Deferred Compensation Plan, effective February 14, 2000 (Exhibit 10(i)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for year ended December 31, 2000)

[_]10(n)-2	-	Amendment No. 1 to said Officers Deferred Compensation Plan, effective July 1, 2000 (Exhibit 10(i)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for year ended December 31, 2000)

[_]10(n)-3	-	Amendment No. 2 to said Officers Deferred Compensation Plan, effective July 1, 2000 (Exhibit 10(i)-3 to PPL Corporation Form 10-K Report (File No. 1-11459) for year ended December 31, 2000)

*[_]10(n)-4	-	Amendment No. 3 to said Officers Deferred Compensation Plan, effective January 1, 2001

*[_]10(n)-5	-	Amendment No. 4 to said Officers Deferred Compensation Plan, effective August 17, 2001

[_]10(o)-1	-	Amended and Restated Supplemental Executive Retirement Plan, effective October 1, 1999 (Exhibit 10(j)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for year ended December 31, 2000)

[_]10(o)-2	-	Amendment No. 1 to said Supplemental Executive Retirement Plan, effective July 1, 2000 (Exhibit 10(j)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for year ended December 31, 2000)

*[_]10(o)-3	-	Amendment No. 2 to said Supplemental Executive Retirement Plan, effective January 1, 2001

*[_]10(o)-4	-	Amendment No. 3 to said Supplemental Executive Retirement Plan, effective August 17, 2001

[_]10(p)-1	-	Amended and Restated Incentive Compensation Plan, effective February 14, 2000 (Exhibit 10(k) to PPL Corporation Form 10-K Report (File No. 1-11459) for year ended December 31, 2000)

*[_]10(p)-2	-	Amendment No. 1 to said Incentive Compensation Plan, effective January 1, 2001

[_]10(q)	-	Short-Term Incentive Plan (Schedule B to Proxy Statement of PPL Corporation, dated March 12, 1999)

*[_]10(r)	-	Form of Severance Agreement entered into between PPL Corporation and the Executive Officers listed in this Form 10-K Report

*[_]10(s)	-	Form for Retention Agreement entered into between PPL Corporation and Messrs. Champagne, De Simone, Miller and Petersen

10(t)	-	Equity Contribution Agreement, among PPL Corporation, PPL Montana, LLC, and The Chase Manhattan Bank, as Trustee (Exhibit 10.15 to PPL Montana, LLC Form S-4 (Registration Statement No. 333-50350))

10(u)	-	Facility Lease Agreement (BA 1/2) between PPL Montana, LLC and Montana OL3, LLC (Exhibit 4.7a to PPL Montana, LLC Form S-4 (Registration Statement No. 333-50350))

10(v)	-	Facility Lease Agreement (BA 3) between PPL Montana, LLC and Montana OL4, LLC (Exhibit 4.8a to PPL Montana, LLC Form S-4 (Registration Statement No. 333-50350))

10(w)	-	Services Agreement, dated as of July 1, 2000, among PPL Corporation, PPL Energy Funding Corporation and its direct and indirect subsidiaries in various tiers, PPL Capital Funding, Inc., PPL Gas Utilities Corporation, PPL Services Corporation and CEP Commerce, LLC (Exhibit 10.20 to PPL Energy Supply, LLC Form S-4 (Registration Statement No. 333-74794))

*12(a)	-	PPL Corporation and Subsidiaries Computation of Ratio of Earnings to Fixed Charges

*12(b)	-	PPL Energy Supply, LLC and Subsidiaries Computation of Ratio of Earnings to Fixed Charges

*12(c)	-	PPL Electric Utilities Corporation and Subsidiaries Computation of Ratio of Earnings to Fixed Charges

*12(d)	-	PPL Montana, LLC and Subsidiaries Computation of Ratio of Earnings to Fixed Charges

*18a	-	Letter of PricewaterhouseCoopers LLP - PPL Corporation

*18b	-	Letter of PricewaterhouseCoopers LLP - PPL Energy Supply, LLC

*18c	-	Letter of PricewaterhouseCoopers LLP - PPL Electric Utilities Corporation

*21(a)	-	Subsidiaries of PPL Corporation

*21(b)	-	Subsidiaries of PPL Electric Utilities Corporation

*23(a)	-	Consent of PricewaterhouseCoopers LLP - PPL Corporation

*23(b)	-	Consent of PricewaterhouseCoopers LLP - PPL Energy Supply, LLC

*23(c)	-	Consent of PricewaterhouseCoopers LLP - PPL Electric Utilities Corporation

*24	-	Power of Attorney

*99	-	PPL Corporate Organization (Selected Subsidiaries)