Form 10-Q
period 2002-03-31
PPL CORP; PPL MONTANA LLC; PPL ELECTRIC UTILITIES CORP; PPL ENERGY SUPPLY LLC
filed 2002-05-13
CIK 922224, 1127712, 317187, 1161976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the period ended March 31, 2002
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________ to ___________

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.

1-11459	PPL Corporation (Exact name of Registrant as specified in its charter) (Pennsylvania) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-2758192

333-74794	PPL Energy Supply, LLC (Exact name of Registrant as specified in its charter) (Delaware) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-3074920

1-905	PPL Electric Utilities Corporation (Exact name of Registrant as specified in its charter) (Pennsylvania) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-0959590

333-50350	PPL Montana, LLC (Exact name of Registrant as specified in its charter) (Delaware) 303 North Broadway - Suite 400 Billings, MT 59101 (406) 237-6900	54-1928759

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

PPL Corporation	Yes X	No
PPL Energy Supply, LLC	Yes X	No
PPL Electric Utilities Corporation	Yes X	No
PPL Montana, LLC	Yes X	No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

PPL Corporation	Common stock, $.01 par value, 147,142,007 shares outstanding at April 30, 2002, excluding 30,993,637 shares held as treasury stock

PPL Energy Supply, LLC	PPL Corporation indirectly holds all of the member interests in PPL Energy Supply, LLC.

PPL Electric Utilities Corporation	Common stock, no par value, 78,029,863 shares outstanding and all held by PPL Corporation at April 30, 2002, excluding 79,270,519 shares held as treasury stock

PPL Montana, LLC	PPL Corporation indirectly holds all of the member interests in PPL Montana, LLC.

PPL Energy Supply, LLC and PPL Montana, LLC meet the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and are therefore filing this form with the reduced disclosure format.

(THIS PAGE LEFT BLANK INTENTIONALLY.)

PPL CORPORATION
PPL ENERGY SUPPLY, LLC
PPL ELECTRIC UTILITIES CORPORATION
PPL MONTANA, LLC

FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2002

Table of Contents

GLOSSARY OF TERMS AND ABBREVIATIONS

1945 First Mortgage Bond Indenture - PPL Electric's Mortgage and Deed of Trust, dated as of October 1, 1945, to Bankers Trust Company, as trustee, as supplemented.

APA - Asset Purchase Agreement.

APB - Accounting Principles Board.

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

DEP - Department of Environmental Protection, a state government agency.

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

DRIP - Dividend Reinvestment Plan.

EITF (Emerging Issues Task Force) - an organization that assists the FASB in improving financial reporting through the identification, discussion and resolution of financial issues within the framework of existing authoritative literature.

EPA - Environmental Protection Agency, a U.S. government agency.

EPS - earnings (loss) per share.

ESOP - Employee Stock Ownership Plan.

FASB (Financial Accounting Standards Board) - a rulemaking organization that establishes financial accounting and reporting standards.

FERC (Federal Energy Regulatory Commission) - federal agency that regulates interstate transmission and wholesale sales of electricity and related matters.

Hyder - Hyder Limited, a subsidiary of WPDL and previous owner of South Wales Electricity plc. In March 2001, South Wales Electricity plc was acquired by WPDH Limited and renamed WPD (South Wales).

ICP - Incentive Compensation Plan.

ICPKE - Incentive Compensation Plan for Key Employees.

IRS - Internal Revenue Service, in the U.S. Department of Treasury.

ISO - Independent System Operator.

ITC - intangible transition charge on customer bills to recover intangible transition costs associated with securitizing stranded costs under the Customer Choice Act.

kWh - kilowatthours.

LIBOR - London Interbank Offered Rate.

Mirant - Mirant Corporation, formerly Southern Energy Inc., a diversified energy company based in Atlanta. PPL Global and Mirant jointly own WPDH Limited.

Montana Power - The Montana Power Company, a Montana-based company that sold its generating assets to PPL Montana in December 1999. Through a series of transactions consummated during the first quarter of 2002, Montana Power sold its electricity delivery business to NorthWestern Energy.

MPSC - Montana Public Service Commission.

MW - megawatts.

NorthWestern Energy - NorthWestern Energy, LLC, a Montana limited liability company that acquired Montana Power's electricity delivery business in the first quarter of 2002, including Montana Power's rights and obligations under existing contracts with PPL Montana.

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

PEPS Units (Premium Equity Participating Security Units) - securities issued by PPL Capital Funding Trust I, consisting of a Preferred Security and a forward contract to purchase PPL Corporation common stock.

PJM (PJM Interconnection, LLC) - operator of the electric transmission network and electric energy market in the mid-Atlantic region of the U.S.

PLR (Provider of Last Resort) - PPL Electric providing electricity to retail customers within its delivery territory who have chosen not to shop for electricity under the Customer Choice Act.

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

PPL Holtwood - PPL Holtwood, LLC, a subsidiary of PPL Generation which owns PPL's hydroelectric generating operations in Pennsylvania.

PPL Martins Creek - PPL Martins Creek, LLC, a fossil generating subsidiary of PPL Generation.

PPL Montana - PPL Montana, LLC, an indirect subsidiary of PPL Generation which generates electricity for wholesale sales in Montana and the Pacific Northwest.

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

PURPA (Public Utility Regulatory Policies Act of 1978) - legislation passed by the U.S. Congress to encourage energy conservation, efficient use of resources, and equitable rates.

RMC - Risk Management Committee.

SCR - selective catalytic reduction, a pollution control process.

SEC - Securities and Exchange Commission.

SFAS (Statement of Financial Accounting Standards) - accounting and financial reporting rules issued by the FASB.

SNCR - selective non-catalytic reduction, a pollution control process.

SO2 - sulfur dioxide.

Superfund - federal environmental legislation that addresses remediation of contaminated sites; states also have similar acts.

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

WPD (South Wales) - Western Power Distribution (South Wales) plc, a Welsh regional electric utility company.

WPD (South West) - Western Power Distribution (South West) plc, a British regional electric utility company.

WPDH Limited - Western Power Distribution Holdings Limited, formerly WPD 1953 Limited, a jointly-owned subsidiary of PPL Global and Mirant. WPDH Limited owns WPD Holdings U.K., which owns WPD (South West) and WPD (South Wales).

WPDL - Western Power Distribution Limited, a wholly-owned subsidiary of WPD Investment Holdings Limited which is a jointly-owned subsidiary of PPL Global and Mirant. WPDL owns 100% of the common shares of Hyder.

FORWARD-LOOKING INFORMATION

Certain statements contained in this Form 10-Q concerning expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts are "forward-looking statements" within the meaning of the federal securities laws. Although PPL, PPL Energy Supply, PPL Electric and PPL Montana believe that the expectations and assumptions reflected in these statements are reasonable, there can be no assurance that these expectations will prove to have been correct. These forward-looking statements involve a number of risks and uncertainties, and actual results may differ materially from the results discussed in the forward-looking statements. In addition to the specific factors discussed in the Management's Discussion and Analysis of the Financial Condition and Results of Operations sections herein, the following are among the important factors that could cause actual results to differ materially from the forward-looking statements: market demand and prices for energy, capacity and fuel; weather variations affecting customer energy usage; competition in retail and wholesale power markets; the effect of any business or industry restructuring; the profitability and liquidity of PPL and its subsidiaries; new accounting requirements or new interpretations or applications of existing requirements; operation of existing facilities and operating costs; environmental conditions and requirements; system conditions and operating costs; development of new projects, markets and technologies; performance of new ventures; political, regulatory or economic conditions in states, regions or countries where PPL or its subsidiaries conduct business; receipt and renewals of necessary governmental permits and approvals; capital market conditions and decisions regarding capital structure; stock price performance; credit ratings; foreign exchange rates; state and federal regulatory developments; new state or federal legislation; national or regional economic conditions, including any potential effects arising from the September 11, 2001 terrorist attacks in the U.S. and consequential hostilities; and the commitments and liabilities of PPL and its subsidiaries. Any such forward-looking statements should be considered in light of such important factors and in conjunction with other documents of PPL, PPL Energy Supply, PPL Electric and PPL Montana on file with the SEC.

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

PPL CORPORATION AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

In the opinion of PPL, the unaudited financial statements that follow reflect all adjustments necessary to present fairly the Condensed Consolidated Balance Sheet as of March 31, 2002 and December 31, 2001, and the Condensed Consolidated Statement of Income, the Condensed Consolidated Statement of Cash Flows and the Condensed Consolidated Statement of Shareowners' Common Equity and Comprehensive Income for the periods ended March 31, 2002 and 2001.

CONDENSED CONSOLIDATED STATEMENT OF INCOME
PPL Corporation and Subsidiaries
(Unaudited)	Three Months Ended March 31,
(Millions of Dollars, except per share data)

	2002	2001

Operating Revenues
Retail electric and gas	$847	$956
Wholesale energy marketing and trading	275	468
Energy related businesses	153	142

Total	1,275	1,566

Operating Expenses
Operation
Fuel	146	187
Energy purchases	259	396
Other	191	184
Amortization of recoverable transition costs	53	71
Maintenance	62	54
Depreciation	62	66
Taxes, other than income	51	41
Energy related businesses	126	113
Write-down of international energy projects	6

Total	956	1,112

Operating Income	319	454

Other Income - net	5	6

Interest Expense	97	104

Income Before Income Taxes and Minority Interest	227	356

Income Taxes	62	126

Minority Interest	1	2

Income Before Cumulative Effect of a Change in Accounting Principle	164	228

Cumulative Effect of a Change in Accounting Principle	(150)

Income Before Dividends on Preferred Securities	14	228

Dividends - Preferred Securities	17	6

Net Income (Loss)	$(3)	$222

Earnings (Loss) Per Share of Common Stock
Basic	$(0.02)	$1.53
Diluted	$(0.02)	$1.52

Dividends Declared per Share of Common Stock	$0.36	$0.265

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,

	2002	2001

Net Cash Provided by (Used in) Operating Activities	$(13)	$181

Cash Flows From Investing Activities
Expenditures for property, plant and equipment	(107)	(108)
Investment in generating assets and electric energy projects	(179)	(163)
Other investing activities - net	(17)	(9)

Net cash used in investing activities	(303)	(280)

Cash Flows From Financing Activities
Issuance of common stock	19	24
Deposit of funds for the retirement of long-term debt	(11)	(5)
Retirement of long-term debt	(78)	(65)
Payment of common and preferred dividends	(57)	(44)
Net decrease in short-term debt	(21)	(22)

Net cash used in financing activities	(148)	(112)

Net Decrease In Cash and Cash Equivalents	(464)	(211)
Cash and Cash Equivalents at Beginning of Period	950	480

Cash and Cash Equivalents at End of Period	$486	$269

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEET
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	March 31, 2002	December 31, 2001

Assets

Current Assets
Cash and cash equivalents	$486	$950
Accounts receivable (less reserve: 2002, $122; 2001, $121)	609	535
Unbilled revenues	199	248
Fuel, materials and supplies - at average cost	243	251
Prepayments	197	51
Deferred income taxes	85	77
Price risk management assets	138	124
Other	117	102

	2,074	2,338

Investments
Investment in unconsolidated affiliates - at equity	586	586
Investment in unconsolidated affiliates - at cost	117	114
Nuclear plant decommissioning trust fund	289	276
Other	49	55

	1,041	1,031

Property, Plant and Equipment - net
Electric plant in service
Transmission and distribution	2,633	2,565
Generation	2,466	2,464
General	312	310

	5,411	5,339
Construction work in progress	262	181
Nuclear fuel	116	127

Electric plant	5,789	5,647
Gas and oil plant	199	197
Other property	104	103

	6,092	5,947

Regulatory and Other Noncurrent Assets
Recoverable transition costs	2,119	2,172
Other	1,042	1,086

	3,161	3,258

	$12,368	$12,574

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEET
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	March 31, 2002	December 31, 2001

Liabilities and Equity

Current Liabilities
Short-term debt	$112	$118
Long-term debt	579	498
Above market NUG contracts	76	87
Accounts payable	484	558
Taxes	168	146
Interest	67	61
Dividends	64	51
Price risk management liabilities	135	106
Other	194	213

	1,879	1,838

Long-term Debt	4,940	5,081

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes and investment tax credits	1,504	1,449
Above market NUG contracts	409	493
Other	876	911

	2,789	2,853

Commitments and Contingent Liabilities

Minority Interest	39	38

Company-obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely Company Debentures	825	825

Preferred Stock
With sinking fund requirements	31	31
Without sinking fund requirements	51	51

	82	82

Shareowners' Common Equity
Common stock	2	2
Capital in excess of par value	1,975	1,956
Treasury stock	(836)	(836)
Earnings reinvested	967	1,023
Accumulated other comprehensive loss	(255)	(251)
Capital stock expense and other	(39)	(37)

	1,814	1,857

	$12,368	$12,574

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENT OF SHAREOWNERS' COMMON EQUITY AND COMPREHENSIVE INCOME
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	For the Three Months Ended March 31,

	2002	2001

Common stock at beginning of period	$2	$2

Common stock at end of period	2	2

Capital in excess of par value at beginning of period	1,956	1,895
Common stock issued (a)	19	24

Capital in excess of par value at end of period	1,975	1,919

Treasury stock at beginning of period	(836)	(836)

Treasury stock at end of period	(836)	(836)

Earnings reinvested at beginning of period	1,023	999
Net income (loss) (b)	(3)	222
Cash dividends declared on common stock	(53)	(39)

Earnings reinvested at end of period	967	1,182

Accumulated other comprehensive loss at beginning of period	(251)	(36)
Foreign currency translation adjustments (b)	8	(25)
Unrealized loss on available-for-sale securities (b)	(1)	(2)
Unrealized loss on qualifying derivatives (b) (c)	(11)	(190)

Accumulated other comprehensive loss at end of period	(255)	(253)

Capital stock expense and other at beginning of period	(37)	(12)
Other	(2)

Capital stock expense and other at end of period	(39)	(12)

Total Shareowners' Common Equity	$1,814	$2,002

Common stock shares at beginning of period (a)	146,580	145,041
Common stock issued through the ESOP, DRIP, ICP, ICPKE and structured equity program	542	582

Common stock shares at end of period	147,122	145,623

(a) In thousands. $.01 par value, 390 million shares authorized. Each share entitles the holder to one vote on any question presented to any shareowners' meeting.
(b) Statement of Comprehensive Income:
Net income (loss)	$(3)	$222
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax (benefit) of $(6), $(11)	8	(25)
Unrealized loss on available-for-sale securities, net of tax (benefit) of $0, $(2)	(1)	(2)
Unrealized loss on qualifying derivatives, net of tax (benefit) of $(7), $(126)	(11)	(190)

Total other comprehensive loss	(4)	(217)

Comprehensive Income (Loss)	$(7)	$5

(c) Includes a $(182) million cumulative effect of a change in accounting principle from the adoption of SFAS 133 on January 1, 2001.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

(THIS PAGE LEFT BLANK INTENTIONALLY.)

PPL ENERGY SUPPLY, LLC AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

In the opinion of PPL Energy Supply, the unaudited financial statements that follow reflect all adjustments necessary to present fairly the Condensed Consolidated Balance Sheet as of March 31, 2002 and December 31, 2001, and the Condensed Consolidated Statement of Income, the Condensed Consolidated Statement of Cash Flows and the Condensed Consolidated Statement of Member's Equity and Comprehensive Income for the periods ended March 31, 2002 and 2001.

CONDENSED CONSOLIDATED STATEMENT OF INCOME
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)	Three Months Ended March 31,
(Millions of Dollars)

	2002	2001

Operating Revenues
Wholesale energy marketing and trading	$637	$790
Retail electric and gas	152	251
Energy related businesses	151	136

Total	940	1,177

Operating Expenses
Operation
Fuel	112	139
Energy purchases	244	375
Other operation and maintenance	190	173
Transmission	7	19
Depreciation	37	43
Taxes, other than income	9	12
Energy related businesses	115	94
Write-down of international energy projects	6

Total	720	855

Operating Income	220	322

Other Income - net	9	14

Interest Expense	18	23

Income Before Income Taxes and Minority Interest	211	313

Income Taxes	65	110

Minority Interest	1	2

Income Before Cumulative Effect of a Change in Accounting Principle	145	201

Cumulative Effect of a Change in Accounting Principle	(150)

Net Income (Loss)	$(5)	$201

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Three Months Ended March 31,

	2002	2001

Net Cash Provided by Operating Activities	$105	$401

Cash Flows From Investing Activities
Expenditures for property, plant and equipment	(70)	(77)
Investment in generating assets and electric energy projects	(179)	(163)
Net (increase) decrease in notes receivable from affiliates	(144)	669
Other investing activities - net	(18)	(3)

Net cash provided by (used in) investing activities	(411)	426

Cash Flows From Financing Activities
Contributions from Member	1
Distributions to Member	(221)	(193)
Net decrease in short-term debt	(21)	(115)
Net decrease in short-term debt payable to affiliates		(513)

Net cash used in financing activities	(241)	(821)

Net Increase (Decrease) in Cash and Cash Equivalents	(547)	6
Cash and Cash Equivalents at Beginning of Period	832	130

Cash and Cash Equivalents at End of Period	$285	$136

Non-Cash Contributions from Member
Intercompany notes and accounts receivable		$920

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEET
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	March 31, 2002	December 31, 2001

Assets

Current Assets
Cash and cash equivalents	$285	$832
Accounts receivable (less reserve: 2002, $102; 2001, $100)	355	341
Unbilled revenues	91	114
Accounts receivable from affiliated companies	103	113
Notes receivable from affiliated companies	449	305
Fuel, materials and supplies - at average cost	209	209
Prepayments	62	39
Price risk management assets	134	123
Deferred income taxes	21	17
Other	49	37

	1,758	2,130

Investments
Investment in unconsolidated affiliates - at equity	586	586
Investment in unconsolidated affiliates - at cost	117	114
Note receivable from affiliated companies	90	90
Nuclear plant decommissioning trust fund	289	276
Other	5	7

	1,087	1,073

Property, Plant and Equipment - net
Electric plant in service
Transmission and distribution	521	465
Generation	2,466	2,464
General	120	122

	3,107	3,051
Construction work in progress	228	146
Nuclear fuel	116	127

Electric plant	3,451	3,324
Gas and oil plant	24	24
Other property	71	71

	3,546	3,419

Other Noncurrent Assets	503	547

	$6,894	$7,169

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEET
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	March 31, 2002	December 31, 2001

Liabilities and Equity

Current Liabilities
Short-term debt	$112	$118
Long-term debt	24	24
Accounts payable	422	493
Accounts payable to affiliated companies	23	47
Above market NUG contracts	76	87
Wholesale energy commitments	7	13
Taxes	89	102
Collateral on PLR energy supply to affiliate	56
Deferred revenue on PLR energy supply to affiliate	12	11
Price risk management liabilities	129	97
Other	147	152

	1,097	1,144

Long-term Debt	755	737

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes and investment tax credits	130	55
Above market NUG contracts	409	493
Wholesale energy commitments	63	65
Nuclear plant decommissioning	299	294
Deferred revenue on PLR energy supply to affiliate	78	79
Other	282	292

	1,261	1,278

Commitments and Contingent Liabilities

Minority Interest	39	38

Member's Equity	3,742	3,972

	$6,894	$7,169

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENT OF MEMBER'S EQUITY AND COMPREHENSIVE INCOME
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	For the Three Months Ended March 31,

	2002	2001

Member's Equity at beginning of period	$3,972	$2,577
Member contributions	1	920
Net income (loss) (a)	(5)	201
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments (a)	8	(25)
Unrealized loss on qualifying derivatives (a) (b)	(13)	(186)
Distributions to Member	(221)	(232)

Member's Equity at end of period	$3,742	$3,255

(a) Statement of Comprehensive Income:
Net income (loss)	$(5)	$201
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax (benefit) of $(6), $(11)	8	(25)
Unrealized loss on qualifying derivatives, net of tax (benefit) of $(9), $(124)	(13)	(186)

Total other comprehensive loss	(5)	(211)

Comprehensive Loss	$(10)	$(10)

(b)	Includes a $(182) million cumulative effect of a change in accounting principle from the adoption of SFAS 133 on January 1, 2001.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

(THIS PAGE LEFT BLANK INTENTIONALLY.)

PPL ELECTRIC UTILITIES CORPORATION AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

In the opinion of PPL Electric, the unaudited financial statements that follow reflect all adjustments necessary to present fairly the Condensed Consolidated Balance Sheet as of March 31, 2002 and December 31, 2001, and the Condensed Consolidated Statement of Income, the Condensed Consolidated Statement of Cash Flows and the Condensed Consolidated Statement of Shareowner's Common Equity and Comprehensive Income for the periods ended March 31, 2002 and 2001.

CONDENSED CONSOLIDATED STATEMENT OF INCOME
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Three Months Ended March 31,

	2002	2001

Operating Revenues
Retail electric	$646	$639
Wholesale electric	49	55
Energy related businesses	2	6

Total	697	700

Operating Expenses
Operation
Energy purchases	423	379
Other	55	59
Amortization of recoverable transition costs	53	71
Maintenance	11	13
Depreciation	23	23
Taxes, other than income	41	28
Energy related businesses	2	6

Total	608	579

Operating Income	89	121

Other Income - net	5	4

Interest Expense	56	62

Income Before Income Taxes	38	63

Income Taxes	12	23

Income Before Dividends on Preferred Securities	26	40

Dividends - Preferred Securities	6	6

Net Income	$20	$34

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Three Months Ended March 31,

	2002	2001

Net Cash Provided by (Used in) Operating Activities	$(106)	$36

Cash Flows From Investing Activities
Expenditures for property, plant and equipment	(35)	(26)
Net (increase) decrease in notes receivable from affiliates	275	(80)
Other investing activities - net	3	(10)

Net cash provided by (used in) investing activities	243	(116)

Cash Flows From Financing Activities
Retirement of long-term debt	(68)	(65)
Deposit of funds for the retirement of long-term debt	(11)	(5)
Payment of common and preferred dividends	(25)	(22)
Net decrease in short-term debt		(4)

Net cash used in financing activities	(104)	(96)

Net Increase (Decrease) in Cash and Cash Equivalents	33	(176)
Cash and Cash Equivalents at Beginning of Period	79	267

Cash and Cash Equivalents at End of Period	$112	$91

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEET
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	March 31, 2002	December 31, 2001

Assets

Current Assets
Cash and cash equivalents	$112	$79
Accounts receivable (less reserve: 2002, $19; 2001, $19)	210	178
Unbilled revenues	105	131
Accounts receivable from affiliated companies	31	18
Notes receivable from affiliated companies	75	350
Income tax receivable	37	36
Fuel, materials and supplies - at average cost	27	27
Prepayments	125	4
Prepayment on PLR energy supply from affiliate	12	11
Deferred income taxes	41	41
Collateral on PLR energy supply from affiliate	56
Other	23	8

	854	883

Investments	32	35

Property, Plant and Equipment - net
Electric plant in service
Transmission and distribution	2,112	2,100
General	186	182

	2,298	2,282
Construction work in progress	32	32

Electric plant	2,330	2,314
Other property	4	4

	2,334	2,318

Regulatory and Other Noncurrent Assets
Recoverable transition costs	2,119	2,172
Prepayment on PLR energy supply from affiliate	78	79
Other	433	434

	2,630	2,685

	$5,850	$5,921

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEET
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	March 31, 2002	December 31, 2001

Liabilities and Equity

Current Liabilities
Long-term debt	$294	$274
Accounts payable	30	34
Accounts payable to affiliated companies	124	122
Taxes	101	74
Interest	20	34
Dividends	6	6
Other	40	40

	615	584

Long-term Debt	3,097	3,185

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes and investment tax credits	759	757
Other	115	132

	874	889

Commitments and Contingent Liabilities

Company-obligated Mandatorily Redeemable Preferred Securities
of Subsidiary Trusts Holding Solely Company Debentures	250	250

Preferred Stock
With sinking fund requirements	31	31
Without sinking fund requirements	51	51

	82	82

Shareowner's Common Equity
Common stock	1,476	1,476
Additional paid-in capital	51	51
Treasury stock	(912)	(912)
Earnings reinvested	333	332
Capital stock expense and other	(16)	(16)

	932	931

	$5,850	$5,921

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENT OF SHAREOWNER'S COMMON EQUITY AND COMPREHENSIVE INCOME
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	For the Three Months Ended March 31,

	2002	2001

Common stock at beginning of period	$1,476	$1,476

Common stock at end of period	1,476	1,476

Additional paid-in capital at beginning of period	51	55

Additional paid-in capital at end of period	51	55

Treasury stock at beginning of period	(912)	(632)

Treasury stock at end of period	(912)	(632)

Earnings reinvested at beginning of period	332	277
Net income (b)	20	34
Cash dividends declared on common stock	(19)	(7)

Earnings reinvested at end of period	333	304

Capital stock expense and other at beginning of period	(16)	(16)

Capital stock expense and other at end of period	(16)	(16)

Total Shareowner's Common Equity	$932	$1,187

Common stock shares at beginning of period (a)	78,030	102,230

Common stock shares at end of period	78,030	102,230

(a)	In thousands. No par value. 170 million shares authorized. All common shares of PPL Electric stock are owned by PPL.
(b)	Statement of Comprehensive Income. PPL Electric's net income approximates comprehensive income.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

PPL MONTANA, LLC AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

In the opinion of PPL Montana, the unaudited financial statements that follow reflect all adjustments necessary to present fairly the Condensed Consolidated Balance Sheet as of March 31, 2002 and December 31, 2001, and the Condensed Consolidated Statement of Income, the Condensed Consolidated Statement of Cash Flows and the Condensed Consolidated Statement of Member's Equity and Comprehensive Income for the periods ended March 31, 2002 and 2001.

CONDENSED CONSOLIDATED STATEMENT OF INCOME
PPL Montana, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Three Months Ended March 31,

	2002	2001

Operating Revenues
Wholesale energy marketing and trading	$66	$182
Other	1	1

Total	67	183

Operating Expenses
Operation
Fuel	8	9
Energy purchases	5	17
Other operation and maintenance	23	20
Transmission	2	3
Depreciation	3	3
Taxes, other than income	4	3

Total	45	55

Operating Income	22	128

Other Income - net		1

Interest Expense	1	2

Income Before Income Taxes	21	127

Income Taxes	8	50

Net Income	$13	$77

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
PPL Montana, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Three Months Ended March 31,

	2002	2001

Net Cash Provided by Operating Activities	$11	$117

Cash Flows From Investing Activities
Expenditures for property, plant and equipment	(4)	(7)

Net cash used in investing activities	(4)	(7)

Cash Flows From Financing Activities
Repayments on revolving line of credit	(14)
Distribution to Member		(100)

Net cash used in financing activities	(14)	(100)

Net Increase (Decrease) in Cash and Cash Equivalents	(7)	10
Cash and Cash Equivalents at Beginning of Period	24	79

Cash and Cash Equivalents at End of Period	$17	$89

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEET
PPL Montana, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	March 31, 2002	December 31, 2001

Assets

Current Assets
Cash and cash equivalents	$17	$24
Accounts receivable (less reserve: 2002, $47; 2001, $47)	26	22
Accounts receivable from joint owners	5	6
Accounts receivable from affiliated companies	2	4
Fuel, materials and supplies - at average cost	6	6
Price risk management assets	8	14
Deferred income taxes	10	4
Prepayments and other	6	4

	80	84

Noncurrent Assets
Property, plant and equipment - net	426	425
Deferred income taxes	17	20
Other	108	122

	551	567

	$631	$651

Liabilities and Equity

Current Liabilities
Accounts payable	$32	$36
Accounts payable to Member	16	11
Revolving line of credit	30	44
Accrued expenses	15	14
Price risk management liabilities	3	4
Wholesale energy commitments	7	13

	103	122

Noncurrent Liabilities
Employee benefit obligations	17	16
Wholesale energy commitments	63	65
Other	28	27

	108	108

Commitments and Contingent Liabilities

Member's Equity	420	421

	$631	$651

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENT OF MEMBER'S EQUITY AND COMPREHENSIVE INCOME
PPL Montana, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	For the Three Months Ended March 31,

	2002	2001

Member's Equity at beginning of period	$421	$453
Net income (a)	13	77
Distribution to Member		(100)
Other comprehensive loss, net of tax
Unrealized loss on qualifying derivatives (a) (b)	(14)	(182)

Member's Equity at end of period	$420	$248

(a) Statement of Comprehensive Income:
Net income	$13	$77
Other comprehensive loss:
Unrealized loss on qualifying derivatives, net of tax (benefit) of $(9), $(119)	(14)	(182)

Total other comprehensive loss	(14)	(182)

Comprehensive Loss	$(1)	$(105)

(b)	Includes a $(156) million cumulative effect of a change in accounting principle from the adoption of SFAS 133 on January 1, 2001.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

Combined Notes to Condensed Consolidated Financial Statements

Terms and abbreviations appearing in Combined Notes to Condensed Consolidated Financial Statements are explained in the glossary.

  Interim Financial Statements

  (PPL, PPL Energy Supply, PPL Electric and PPL Montana)

  Certain information in footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S., has been condensed or omitted in this Form 10-Q under the rules and regulations of the SEC. These financial statements should be read in conjunction with the financial statements and notes included in each company's Annual Report to the SEC on Form 10-K for the year ended December 31, 2001.

  Certain amounts in the March 31, 2001 and December 31, 2001 financial statements have been reclassified to conform to the presentation in the March 31, 2002 financial statements.

  Segment and Related Information

  (PPL and PPL Energy Supply)

  PPL's reportable segments are Supply, Delivery and International. The Supply segment primarily consists of the domestic energy marketing, domestic generation and domestic development operations of PPL Energy Supply. The Delivery segment includes the regulated electric and gas delivery operations of PPL Electric and PPL Gas Utilities. The International segment includes PPL Global's responsibility for the acquisition, development, ownership and operation of international energy projects. The majority of PPL Global's international investments are located in the U.K., Chile, El Salvador and Brazil.

  PPL Energy Supply's reportable segments are Supply and International. The International segment at the PPL Energy Supply level is consistent with the International segment at the PPL level. The Supply segment information reported at the PPL Energy Supply level will not be consistent with the Supply segment information reported at the PPL level. Additional Supply segment functions, including telecommunications, exist at PPL that are outside of PPL Energy Supply. Furthermore, certain income items, including PLR revenue and certain interest income, exist at the PPL Energy Supply level, but are eliminated in consolidation at the PPL level. Finally, certain expense items are fully allocated to the segments at the PPL level only.

  Segments include direct charges, as well as an allocation of indirect corporate costs, for services provided by PPL Services. These service costs include functions such as financial, legal, human resources and information services.

  See Note 8 for a discussion of the PLR contract between PPL Electric and PPL EnergyPlus. PPL EnergyPlus' sales to PPL Electric, to meet PPL Electric's PLR load, are included in the Supply segment of PPL Energy Supply. PPL Electric's sales of this electricity to its PLR customers are included in the Delivery segment of PPL. There are no intersegment revenues for PPL or PPL Energy Supply.

  Previously reported information has been reclassified to conform to the current presentation. Changes from previous reports include the allocation of interest expense to segments, and the reporting of PLR revenues at PPL in the Delivery segment rather than in the Supply segment. Financial data for the segments are as follows (millions of dollars):

		PPL		PPL Energy Supply

		Three Months		Three Months
		Ended March 31,		Ended March 31,
		2002	2001	2002	2001

Income Statement Data

Revenues from external customers
	Supply	$429	$632	$799	$1,014
	International	141	163	141	163
	Delivery (a)	705	771

		1,275	1,566	940	1,177
Net Income (Loss)
	Supply	116	161	140	181
	International (b)	(145)	20	(145)	20
	Delivery (a)	26	41

		$(3)	$222	$(5)	$201

		PPL		PPL Energy Supply

		March 31,	December 31,	March 31,	December 31,
		2002	2001	2002	2001

Balance Sheet Data

Total assets
	Supply	$4,852	$5,038	$5,398	$5,730
	International	1,496	1,439	1,496	1,439
	Delivery (a)	6,020	6,097

		$12,368	$12,574	$6,894	$7,169

(a)	The Delivery segment is not a component of PPL Energy Supply.
(b)	The International segment includes the "Cumulative Effect of a Change in Accounting Principle" recorded in March 2002. See Note 10 for additional information.

  Investment in Unconsolidated Affiliates - at Equity

  (PPL and PPL Energy Supply)

  Investments in unconsolidated affiliates accounted for under the equity method by PPL and PPL Energy Supply were $586 million at both March 31, 2002 and December 31, 2001. The most significant investment was PPL Global's investment in WPDH Limited, which was $345 million at March 31, 2002 and $328 million at December 31, 2001. At March 31, 2002, PPL Global had a 51% equity ownership interest in WPDH Limited, but shared joint control with Mirant. Accordingly, PPL Global accounts for its investment in WPDH Limited (and other investments where it has majority ownership but lacks voting control) under the equity method of accounting.

  Summarized below is information from the financial statements of unconsolidated affiliates accounted for under the equity method, underlying the amounts included in PPL and PPL Energy Supply's consolidated financial statements (millions of dollars):

	Three Months Ended March 31,
	2002	2001
Income Statement Data
Revenues	$178	$176
Operating Income	97	87
Net Income	29	79

	March 31,	December 31,
	2002	2001
Balance Sheet Data
Current Assets	$1,224	$612
Noncurrent Assets	4,656	5,517
Current Liabilities	448	502
Noncurrent Liabilities	3,885	3,955

  Earnings Per Share

  (PPL)

  Basic EPS is calculated by dividing "Net Income (Loss)" on the Statement of Income by the weighted average number of common shares outstanding during the period. In the calculation of diluted EPS, weighted average shares outstanding are increased for additional shares that would be outstanding if potentially dilutive securities were converted to common stock.

  Potentially dilutive securities consist of stock options granted under the incentive compensation plans, stock units representing common stock granted under directors compensation programs and PEPS Units.

  Preferred dividends are included in net income in the computation of basic and diluted EPS.

  The basic and diluted EPS calculations, and the reconciliation of the shares used in the calculations, are shown below:

	Three Months Ended March 31,
	2002	2001
(Millions of Dollars or Thousands of Shares)

Income (Numerator)
Net Income - before cumulative effect of a change in accounting principle	$147	$222
Cumulative effect of a change in accounting principle	(150)

Net Income (Loss)	$(3)	$222

Shares (Denominator)
Shares for Basic EPS	146,753	145,317
Add: Incremental shares
Stock options	259	858
Stock units	79	69

Shares for Diluted EPS	147,091	146,244

Basic EPS
Net Income - before cumulative effect of a change in accounting principle	$1.00	$1.53
Cumulative effect of a change in accounting principle	(1.02)

Net Income (Loss)	$(0.02)	$1.53

Diluted EPS
Net Income - before cumulative effect of a change in accounting principle	$1.00	$1.52
Cumulative effect of a change in accounting principle	(1.02)

Net Income (Loss)	$(0.02)	$1.52

  In May 2001, PPL issued 23 million PEPS Units that contain a purchase contract component for PPL's common stock. The PEPS Units will only be dilutive if the average price of PPL's common stock exceeds $65.03 for any period. Therefore, they were excluded from the diluted EPS calculations for the three months ended March 31, 2002.

  Stock options to purchase 879,000 PPL common shares for the three months ended March 31, 2002 were not included in that period's computation of diluted EPS because the exercise price of the options was greater than the average market price of the common shares. Therefore, the effect would have been antidilutive.

  Credit Arrangements and Financing Activities

  Credit Arrangements

  (PPL, PPL Energy Supply and PPL Electric)

  In order to enhance liquidity, and as a credit back-stop to their respective commercial paper programs, PPL Electric maintains a $400 million 364-day credit facility maturing in June 2002 and PPL Energy Supply maintains two credit facilities: a $600 million 364-day credit facility maturing in June 2002 and a $500 million three-year credit facility maturing in June 2004. At March 31, 2002, no borrowings were outstanding under any of these facilities. PPL Electric and PPL Energy Supply have the ability to cause the lenders to issue letters of credit under these facilities. At March 31, 2002, $1 million of letters of credit were outstanding under PPL Electric's facility and $30 million of letters of credit were outstanding under PPL Energy Supply's $500 million facility.

  (PPL, PPL Energy Supply and PPL Montana)

  PPL Montana maintains a $100 million three-year credit facility maturing in November 2002 to meet its liquidity needs and to provide for the issuance of up to $75 million in letters of credit. The maturity date of this facility may be extended with the consent of the lenders. At March 31, 2002, PPL Montana had outstanding borrowings of $30 million and had outstanding letters of credit of $35 million under this facility. PPL Montana's $150 million credit facility was terminated in April 2002.

  (PPL and PPL Electric)

  PPL and PPL Electric also maintain letter of credit agreements for $4 million and $2 million, respectively, for the purpose of meeting minor letter of credit needs. At March 31, 2002, $2 million in letters of credit were outstanding for PPL and its subsidiaries. No letters of credit were outstanding for PPL Electric at March 31, 2002 under its agreement.

  (PPL, PPL Energy Supply, PPL Electric and PPL Montana)

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

  Similarly, the subsidiaries of PPL Energy Supply, PPL Electric and PPL Montana are separate legal entities. These subsidiaries are not liable for the debts of PPL Energy Supply, PPL Electric and PPL Montana. Accordingly, creditors of PPL Energy Supply, PPL Electric and PPL Montana may not satisfy their debts from the assets of their subsidiaries absent a specific contractual undertaking by a subsidiary to pay the creditors or as required by applicable law or regulation. In addition, PPL Energy Supply, PPL Electric and PPL Montana are not liable for the debts of their subsidiaries. Accordingly, creditors of these subsidiaries may not satisfy their debts from the assets of PPL Energy Supply, PPL Electric or PPL Montana absent a specific contractual undertaking by that parent to pay the creditors of its subsidiaries or as required by applicable law or regulation.

  Financing Activities

  (PPL)

  In February 2002, PPL Capital Funding repurchased $10 million, par value, of its medium-term notes, 7.75% Series due 2005, at a market value of $11 million.

  During the first quarter of 2002, PPL issued $13 million of common stock in small amounts on a periodic basis under its Structured Equity Shelf Program. As of March 31, 2002, PPL had issued $29 million of common stock under this program since its inception in December 2000.

  In April 2002, PPL filed a universal shelf registration statement with the SEC for the issuance of up to $750 million in various securities. Subject to SEC registration of the securities and market conditions, PPL currently plans to issue approximately $200 million of PPL common stock during the second quarter of 2002 under this registration statement. PPL expects to use the proceeds of this issuance to retire other securities and to provide liquidity in support of its and its subsidiaries' general corporate activities.

  (PPL and PPL Energy Supply)

  At March 31, 2002 there was no commercial paper outstanding for PPL Energy Supply. Some foreign subsidiaries of PPL Energy Supply had short-term, non-recourse borrowings from banks of $82 million as of March 31, 2002.

  (PPL and PPL Electric)

  In March 2002, PPL Electric deposited $11 million with its Mortgage Trustee for the purpose of retiring on May 1, 2002, all of its outstanding First Mortgage Bonds, 8-1/2% Series due 2022, at par value, through the maintenance and replacement fund provisions of the 1945 First Mortgage Bond Indenture.

  During the first quarter of 2002, PPL Transition Bond Company made principal payments on bonds totaling $68 million.

  At March 31, 2002, there was no commercial paper or bank borrowings outstanding for PPL Electric.

  In May 2002, pursuant to PPL Electric's instructions, the property trustee of PPL Capital Trust redeemed, at par value, all of the $100 million outstanding of the 8.20% Preferred Securities due 2027 that was previously issued by PPL Capital Trust.

  Acquisitions, Development and Divestitures

  (PPL and PPL Energy Supply)

  Domestic Generation Project

  In February 2002, PPL reached an agreement in principle with the Village of Freeport, New York, pursuant to which they would together construct a two-unit 88 MW combustion turbine power facility on Freeport property, part of which property would be leased to PPL by Freeport. The facility is projected to begin commercial operation in the summer of 2003. PPL and Freeport would each own one unit. The cost of PPL's unit is estimated to be approximately $50-$55 million. PPL also reached an agreement in principle in April 2002 with the Long Island Power Authority (LIPA) regarding a joint energy sales arrangement associated with the PPL unit for the first seven years of operation. These transactions are subject to approval of the respective governing boards, various regulatory approvals, and agreement on satisfactory definitive documentation.

  In December 2001, PPL Global made a decision to cancel approximately 2,100 MW of previously planned generation development in Pennsylvania and Washington state. These projects were in the early stage of development and would have had an estimated capital cost of approximately $1.3 billion. The charge for cancellation of these generation projects, which was primarily due to cancellation fees under turbine purchase contracts, was approximately $150 million, and was reported on the 2001 Statement of Income as "Cancellation of generation projects," a component of "Other Charges." Through April 30, 2002, PPL Global made payments totaling $59 million related to the cancellation fees. PPL Global is currently in negotiations to reduce certain of the cancellation fees but cannot predict whether there will be any such reduction. Accordingly, at this time, PPL Global believes that the original estimate of the loss and the associated charges are still appropriate.

  Commitments and Contingent Liabilities

  (PPL, PPL Energy Supply, PPL Electric and PPL Montana)

  PPL and its subsidiaries are involved in numerous legal proceedings, claims and litigation in the ordinary course of business. PPL and its subsidiaries cannot predict the ultimate outcome of such matters, or whether such matters may result in material liabilities.

  Wholesale Energy Commitments (PPL, PPL Energy Supply and PPL Montana)

  As part of the purchase of generation assets from Montana Power, PPL Montana agreed to supply electricity under two wholesale transition service agreements with Montana Power to serve its retail load not served by other providers or provided by Montana Power's remaining generation. The first agreement expired in December 2001. As a result of NorthWestern Energy's acquisition of Montana Power's electricity delivery business in the first quarter of 2002, the second agreement is now between PPL Montana and NorthWestern Energy. The second agreement requires PPL Montana to supply NorthWestern Energy's actual remaining customer load. This agreement will expire on the earlier of June 30, 2002 or when NorthWestern Energy's remaining customer load is zero. In addition, as part of its purchase of the generation assets from Montana Power, PPL Montana assumed a power purchase agreement and another power sales agreement. In accordance with purchase accounting guidelines, PPL Montana recorded a liability of $118 million as the estimated fair value of these agreements at the acquisition date. The liability is being amortized over the terms of the agreements as adjustments to "Wholesale energy marketing and trading" revenues and "Energy purchases" on the Statement of Income. The unamortized balance of the liability at March 31, 2002 was $70 million and is included on the Balance Sheet in "Deferred Credits and Other Noncurrent Liabilities - Other" for PPL and in "Wholesale energy commitments" for PPL Energy Supply and PPL Montana.

  Beginning July 1, 2002, PPL EnergyPlus will sell NorthWestern Energy an aggregate of 450 MW of energy to be supplied by PPL Montana. Under this five-year agreement, PPL EnergyPlus will supply 300 MW of around-the-clock electricity and 150 MW of on-peak electricity.

  Liability for Above Market NUG Contracts (PPL, PPL Energy Supply and PPL Electric)

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

  In the first quarter of 2002, PPL Energy Supply paid approximately $50 million to terminate an energy contract with one of the NUGs. The liability associated with this NUG contract was $75 million. The excess of the liability over the payment resulted in a $25 million credit to "Energy purchases." At March 31, 2002, the remaining liability associated with these above market NUG contracts was $485 million.

  Commitments - Acquisitions and Development Activities (PPL and PPL Energy Supply)

  PPL Global and its subsidiaries have committed additional capital and extended loans to certain affiliates, joint ventures and partnerships in which they have an interest. At March 31, 2002, PPL Global and its subsidiaries had approximately $611 million of such commitments. The majority of these commitments were for the purchase of LM-6000 turbine generators from General Electric.

  Sales to California Independent System Operator and to Other Pacific Northwest Purchasers (PPL, PPL Energy Supply and PPL Montana)

  Through its subsidiaries, PPL has made approximately $18 million of sales to the California ISO, for which PPL has not yet been paid in full. Given the myriad of electricity supply problems presently faced by the California electric utilities and the California ISO, PPL cannot predict whether or when it will receive payment. As of March 31, 2002, PPL has fully reserved for possible underrecoveries of payments for these sales.

  Litigation arising out of the California electricity supply situation has been filed at the FERC and in California courts against sellers of energy to the California ISO. The plaintiffs and intervenors in these proceedings allege abuses of market power, manipulation of market prices, unfair trade practices and violations of state antitrust laws, among other things, and seek price caps on wholesale sales in California and other western power markets, refunds of excess profits allegedly earned on these sales of energy, and other relief, including treble damages and attorneys' fees. Certain of PPL's subsidiaries have intervened in the FERC proceedings in order to protect their interests, but have not been named by any plaintiffs in any of the court actions alleging abuses of market power, manipulation of market prices, unfair trade practices and violations of state antitrust laws. However, in April 2002, PPL Montana was named by a defendant in a consolidated court proceeding, which combined into one master proceeding several of the lawsuits alleging antitrust violations and unfair trade practices. Specifically, one of the original generators being sued by the various plaintiffs in the consolidated court proceeding filed a cross-complaint against 30 other generators and power marketers, including PPL Montana. This generator denies that any unlawful, unfair or fraudulent conduct occurred or caused any harm to the plaintiffs, and explains that the plaintiffs' claims are completely barred by federal law. Nonetheless, this generator alleges that it filed its complaint against the other generators and power marketers in order to assist the court in resolving the proceeding and asserts that if it is found liable, the other generators and power marketers including PPL Montana caused, contributed to and/or participated in the plaintiffs' alleged losses.

  In addition, PPL Montana has been named as a defendant in a declaratory judgment action initiated by the State of California to prevent certain members of the California Power Exchange from seeking compensation for the state's seizure of certain energy contracts. PPL Montana is a member of the California Power Exchange, but it has no energy contracts with or through the California Power Exchange and has not sought compensation in connection with the state's seizure.

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

  PPL cannot predict whether, or the extent to which, any of its subsidiaries will be the target of any governmental investigation or named in other lawsuits or refund proceedings, the outcome of any such lawsuits or proceedings or whether the ultimate impact on PPL of the electricity supply situation in California and other western states will be material.

  MPSC Order (PPL, PPL Energy Supply and PPL Montana)

  In June 2001, the MPSC issued an order (MPSC Order) in which it found that Montana Power must continue to provide electric service to its customers at tariffed rates until its transition plan under the Montana Electricity Utility Industry Restructuring and Customer Choice Act is finally approved, and that purchasers of generating assets from Montana Power must provide electricity to meet Montana Power's full load requirements at prices to Montana Power that reflect costs calculated as if the generating assets had not been sold. PPL Montana purchased Montana Power's interests in two coal-fired plants and 11 hydroelectric units in 1999, and NorthWestern Energy purchased Montana Power's electricity delivery business in the first quarter of 2002.

  In July 2001, PPL Montana filed a complaint against the MPSC with the U.S. District Court in Helena, Montana, challenging the MPSC Order. In its complaint, PPL Montana asserted, among other things, that the Federal Power Act preempts states from exercising regulatory authority over the sale of electricity in wholesale markets, and requested the court to declare the MPSC action preempted, unconstitutional and void. In addition, the complaint requested that the MPSC be enjoined from seeking to exercise any authority, control or regulation of wholesale sales from PPL Montana's generating assets. In March 2002, the District Court dismissed PPL Montana's lawsuit on procedural grounds, ruling that the Eleventh Amendment to the U.S. Constitution prevented PPL Montana from bringing the action in federal court. The District Court noted that the action could be filed in a state court in Montana. PPL Montana has appealed the District Court's ruling to the United States Court of Appeals for the Ninth Circuit.

  At this time, PPL Montana cannot predict the outcome of the proceedings related to the MPSC Order, what actions the MPSC, the Montana Legislature or any other governmental authority may take on these or related matters, or the ultimate impact on PPL, PPL Energy Supply and PPL Montana of any of these matters.

  Montana Power Shareholders' Litigation (PPL, PPL Energy Supply and PPL Montana)

  In August 2001, a purported class-action lawsuit was filed by a group of shareholders of Montana Power against Montana Power, the directors of Montana Power, certain unnamed advisors and consultants of Montana Power and PPL Montana. The plaintiffs allege, among other things, that Montana Power was required to, and did not, obtain shareholder approval of the sale of Montana Power's generation assets to PPL Montana in 1999. Although most of the claims in the complaint are against Montana Power, its board of directors, and its consultants and advisors, two claims are asserted against PPL Montana. In the first claim, plaintiffs seek a declaration that because Montana Power shareholders did not vote on the 1999 sale of generating assets to PPL Montana, that sale "was null and void ab initio." The second claim alleges that PPL Montana was privy to and participated in a strategy whereby Montana Power would sell its generation assets to PPL Montana without first obtaining Montana Power shareholder approval, and that PPL Montana has made net profits in excess of $100 million as the result of this alleged illegal sale. In the second claim, plaintiffs request that the court impose a "resulting and/or constructive trust" on both the generation assets themselves and all profits, plus interest on the amounts subject to the trust. PPL Montana cannot predict the outcome of this matter.

  Employee Litigation (PPL Energy Supply and PPL Montana)

  In April 2000, three employees at PPL Montana's Colstrip facility were burned when an equipment fault in Colstrip Unit 1 caused electrical arcing. In May 2000, the injured employees and their spouses filed litigation for their injuries in Montana district court against Montana Power. PPL Montana was subsequently named as a party defendant to the litigation. In April 2002, PPL Montana filed a pleading, naming Montana Power, seeking indemnification for any damages assessed against PPL Montana. A trial has been scheduled for June 2002. At this time, PPL Montana cannot predict the ultimate outcome of this matter.

  PJM Market Monitor Report (PPL, PPL Energy Supply and PPL Electric)

  In November 2001, the PJM Market Monitor publicly released a report prepared for the PUC entitled "Capacity Market Questions" relating to the pricing of installed capacity in the PJM daily market during the first quarter of 2001. The report concludes that PPL EnergyPlus (identified in the report as "Entity 1") was able to exercise market power to raise the market-clearing price above the competitive level during that period. PPL EnergyPlus does not agree with the Market Monitor's conclusions that it exercised market power; in addition, the Market Monitor acknowledged in his report that PJM's standards and rules did not prohibit PPL EnergyPlus' conduct. In November 2001, the PUC issued an Investigation Order directing its Law Bureau to conduct an investigation into the PJM capacity market and the allegations in the Market Monitor's report. In January 2002, PPL filed comments as requested by the Investigation Order. The Order does not suggest what, if any, action the PUC may take as a result of the investigation, other than considering possible changes to its competitive safeguards. While PPL EnergyPlus and PPL Electric have filed comments with the PUC as part of the investigation, they have taken the position that the PUC does not have jurisdiction to regulate the PJM capacity markets as those markets are for wholesale electricity transactions and, accordingly, are within the exclusive jurisdiction of the FERC. In addition, PPL EnergyPlus and PPL Electric believe that PPL EnergyPlus' actions under review were at all times lawful and consistent with the rules of the market. At this time, neither PPL EnergyPlus nor PPL Electric can predict the ultimate outcome of the proceedings related to the Market Monitor report or what action the PUC or other agencies or courts may take in this regard.

  FERC Market-based Rates (PPL and PPL Energy Supply)

  In December 1998, the FERC issued an order authorizing PPL EnergyPlus to make wholesale sales of electric power and related products at market-based rates. In that order, the FERC directed PPL EnergyPlus to file an updated market analysis within three years of the date of the order, and every three years thereafter. PPL EnergyPlus filed its initial updated market analysis in December 2001. Several parties thereafter filed interventions and protests requesting that, in light of the PJM Market Monitor's report described above, PPL EnergyPlus be required to provide additional information demonstrating that it has met the FERC's market power tests necessary for PPL EnergyPlus to continue its market-based rate authority. PPL EnergyPlus has responded that the FERC does not require the economic test suggested by the intervenors and that, in any event, it would meet such economic test if required by the FERC. PPL EnergyPlus cannot predict the outcome of this matter.

  Energy Supply to Energy West Resources, Inc. (PPL Energy Supply and PPL Montana)

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

  Proposed Montana Hydroelectric Initiative (PPL, PPL Energy Supply and PPL Montana)

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

  Montana Hydroelectric License Contingencies (PPL Energy Supply and PPL Montana)

  PPL Montana has 11 hydroelectric facilities and one storage reservoir licensed by the FERC pursuant to the Federal Power Act under long-term licenses which expire on varying dates from 2009 through 2040. Pursuant to Section 8(e) of the Federal Power Act, the FERC approved the transfer from Montana Power of all pertinent licenses, and any amendments thereto, for the ownership and operation of these facilities purchased by PPL Montana.

  The Kerr Dam Project license was jointly issued by the FERC to Montana Power and the Confederated Salish and Kootenai Tribes of the Flathead Reservation in 1985, and required Montana Power to hold and operate the project for 30 years. The license required Montana Power, and subsequently PPL Montana as a result of the purchase of the Kerr Dam from Montana Power, to continue to implement a plan to mitigate the impact of the Kerr Dam on fish, wildlife and the habitat. Such implementation will require payments totaling approximately $6 million between 2002 to 2020.

  Colstrip Transmission System (PPL, PPL Energy Supply and PPL Montana)

  PPL Global was party to separate APAs with Portland General Electric Company (PGE) and Puget Sound Energy, Inc. (PSE) to purchase their respective interests in the Colstrip Units and certain related transmission assets and rights. The interested parties mutually agreed to terminate the APAs.

  The Montana Power APA, previously assigned to PPL Montana by PPL Global, includes a provision concerning the purchase by PPL Montana of a portion of NorthWestern Energy's interest in the 500-kilovolt Colstrip Transmission System (CTS) for $97 million. PPL Montana is currently in discussions with NorthWestern Energy regarding the purchase of the CTS.

  Nuclear Insurance (PPL and PPL Energy Supply)

  PPL Susquehanna is a member of certain insurance programs which provide coverage for property damage to members' nuclear generating stations. Facilities at the Susquehanna station are insured against property damage losses up to $2.75 billion under these programs. PPL Susquehanna is also a member of an insurance program which provides insurance coverage for the cost of replacement power during prolonged outages of nuclear units caused by certain specified conditions. Under the property and replacement power insurance programs, PPL Susquehanna could be assessed retroactive premiums in the event of the insurers' adverse loss experience. Effective April 1, 2002, this maximum assessment increased from $20 million to $40 million, to increase the insurer's capacity to cover catastrophic losses.

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

  Environmental Matters

  Air (PPL, PPL Energy Supply and PPL Montana)

  The Clean Air Act deals, in part, with acid rain, attainment of federal ambient ozone standards and toxic air emissions in the U.S. PPL's subsidiaries are in substantial compliance with the Clean Air Act.

  The Bush administration and certain members of Congress have made proposals regarding possible amendments to the Clean Air Act. These amendments could require significant further reductions in NOx, SO2 and mercury and could possibly require measures to limit CO2.

  The Pennsylvania DEP has finalized regulations requiring further seasonal (May-June) NOx reductions to 80% from 1990 levels starting in 2003. These further reductions are based on the requirements of the Northeast Ozone Transport Region Memorandum of Understanding and two EPA ambient ozone initiatives: the September 1998 EPA State Implementation Plan (SIP) call (i.e., EPA's requirement for states to revise their SIPs) issued under Section 110 of the Clean Air Act, requiring reductions from 22 eastern states, including Pennsylvania; and the EPA's approval of petitions filed by Northeastern states, requiring reductions from sources in 12 Northeastern states and Washington D.C., including PPL sources. The EPA's SIP-call was substantially upheld by the D.C. Circuit Court of Appeals on challenge. Although the Court extended the implementation deadline to May 2004, the Pennsylvania DEP has not changed its rules accordingly. PPL expects to achieve the 2003 NOx reductions with the recent installation of SCR technology on the Montour units and the possible use of SCR or SNCR technology on a Brunner Island unit.

  The EPA has also developed new standards for ambient levels of ozone and fine particulates in the U.S. These standards have been upheld following court challenges. The new particulates standard may require further reductions in SO2 and year-round NOx reductions commencing in 2010-2012 at SIP-call levels in Pennsylvania for certain PPL subsidiaries, and at slightly less stringent levels in Montana. The revised ozone standard is not expected to have a material effect on facilities of PPL subsidiaries.

  Under the Clean Air Act, the EPA has been studying the health effects of hazardous air emissions from power plants and other sources in order to determine what emissions should be regulated, and has determined that mercury emissions must be regulated. In this regard, the EPA is expected to develop regulations by 2004.

  In 1999, the EPA initiated enforcement actions against several utilities, asserting that older, coal-fired power plants operated by those utilities have, over the years, been modified in ways that subject them to more stringent "New Source" requirements under the Clean Air Act. The EPA has since issued notices of violation and commenced enforcement activities against other utilities. Although the EPA has threatened to continue expanding its enforcement actions, the future direction of the "New Source" requirements is presently unclear. Therefore, at this time, PPL is unable to predict whether such EPA enforcement actions will be brought with respect to any of its affiliates' plants. However, the EPA regional offices that regulate plants in Pennsylvania (Region III) and Montana (Region VIII) have indicated an intention to issue information requests to all utilities in their jurisdiction, and the Region VIII office has issued such a request to PPL Montana's Corette plant. PPL and its subsidiaries have responded to the information request. PPL cannot presently predict what, if any, action the EPA might take in this regard. Should the EPA or any state initiate one or more enforcement actions against PPL or its subsidiaries, compliance with any such enforcement actions could result in additional capital and operating expenses in amounts which are not now determinable, but which could be significant.

  The EPA is also proposing to revise its regulations in a way that will require power plants to meet "New Source" performance standards and/or undergo "New Source" review for many maintenance and repair activities that are currently exempt.

  The New Jersey DEP and some New Jersey residents have raised environmental concerns with respect to the Martins Creek Plant, particularly with respect to SO2 emissions. PPL Martins Creek is discussing these concerns with the New Jersey DEP. The cost of addressing New Jersey's SO2 concerns and opacity issues is not now determinable but could be significant. In addition, in December 2001, a PPL Global subsidiary entered into a synthetic lease financing transaction for the development, construction and operation of its Lower Mt. Bethel combined cycle generating facility. The Air Quality Plan Approval issued by the Pennsylvania DEP for construction of the Lower Mt. Bethel facility has been appealed by the New Jersey DEP. The PPL Global subsidiary has joined with the Pennsylvania DEP in opposing this appeal.

  Water/Waste (PPL, PPL Energy Supply and PPL Montana)

  The final NPDES permit for the Montour plant contains stringent limits for iron discharges. The results of a toxic reduction study show that additional water treatment facilities or operational changes are needed at this station. A plan for these changes was submitted and has been approved by the Pennsylvania DEP. PPL Energy Supply estimates that the cost of the treatment facilities will be under $3 million.

  A final NPDES permit has been issued to the Brunner Island generating plant. The permit contains a provision requiring further studies on the thermal impact of the cooling water discharge from the plant. Depending on the outcome of these studies, the plant could be subject to capital and operating costs that are not now determinable, but which could be significant.

  The EPA has significantly tightened the water quality standard for arsenic. The lowered standard may require several PPL subsidiaries to further treat wastewater and/or take abatement action at their power plants, the cost of which is not now determinable, but which could be significant.

  The EPA recently finalized requirements for new or modified water intake structures. These requirements will affect where generating facilities are built, will establish intake design standards, and could lead to requirements for cooling towers at new and modified power plants. Another new rule, expected to be finalized in 2003, will address existing structures. Each of these rules could impose significant operating costs on PPL subsidiaries, which are not now determinable, but which could be significant.

  Superfund and Other Remediation

  (PPL and PPL Electric)

  In 1995, PPL Electric entered into a consent order with the Pennsylvania DEP to address a number of sites where it may be liable for remediation. This may include potential PCB contamination at certain PPL Electric substations and pole sites; potential contamination at a number of coal gas manufacturing facilities formerly owned or operated by PPL Electric; and oil or other contamination which may exist at some of PPL Electric's former generating facilities. In connection with the July 1, 2000 corporate realignment, PPL Electric's generation facilities were transferred to subsidiaries of PPL Generation. As of March 31, 2002, work has been completed on over 80% of the sites included in the consent order.

  In 1996, PPL Gas Utilities entered into a similar consent order with the Pennsylvania DEP to address a number of sites where subsidiaries of PPL Gas Utilities may be liable for remediation. The sites primarily include former coal gas manufacturing facilities. Subsidiaries of PPL Gas Utilities are also investigating the potential for any mercury contamination from gas meters and regulators. Accordingly, PPL Gas Utilities and Pennsylvania DEP have agreed to add 72 meter/regulation sites to the consent order and had addressed five of these sites by March 31, 2002.

  At March 31, 2002, PPL Electric and PPL Gas Utilities had accrued approximately $5 million and $11 million, representing the estimated amounts they will have to spend for site remediation, including those sites covered by each company's consent orders mentioned above.

  (PPL, PPL Energy Supply and PPL Montana)

  In conjunction with its 1999 sale of generating assets to PPL Montana, Montana Power prepared a Phase I and Phase II Environmental Site Assessment. The assessment identifies approximately $7 million of future capital expenditures through the year 2020 related to various groundwater remediation issues. Additional capital expenditures could be required in amounts which are not now determinable, but which could be significant.

  In 1999, the Montana Supreme Court held in favor of several citizens' groups that the right to a clean and healthful environment is a fundamental right guaranteed by the Montana Constitution. The court's ruling could result in significantly more stringent environmental laws and regulations, as well as an increase in citizens' suits under Montana's environmental laws. The effect on PPL Montana of any such changes in laws or regulations or any such increase in legal actions is not currently determinable, but it could be significant.

  Under the Montana Power APA, PPL Montana is indemnified by Montana Power for any pre-acquisition environmental liabilities. However, this indemnification is conditioned on certain circumstances and subject to certain limitatons set forth in the Montana Power APA, including circumstances under which PPL Montana and Montana Power would share in certain costs. As a result of the acquisition by NorthWestern Energy of Montana Power's electricity delivery business, PPL Montana may need to pursue any such indemnification claims against NorthWestern Energy.

  Future cleanup or remediation work at sites currently under review, or at sites not currently identified, may result in material additional operating costs for PPL subsidiaries that cannot be estimated at this time.

  General

  (PPL and PPL Energy Supply)

  Certain of PPL's affiliates have electric distribution operations in the U.K. and Latin America. PPL believes that these operations are in compliance with all applicable laws and government regulations to protect the environment. PPL is not aware of any material administrative proceeding against these companies with respect to any environmental matter.

  (PPL, PPL Energy Supply and PPL Montana)

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

  Credit Support

  (PPL and PPL Energy Supply)

  PPL and PPL Energy Supply provide certain guarantees for their subsidiaries. PPL has guaranteed fully and unconditionally all of the debt of its wholly-owned financing subsidiary, PPL Capital Funding, which at March 31, 2002, consisted of $1.3 billion of medium-term notes. At March 31, 2002, PPL has guaranteed certain obligations under power purchase and sales agreements of PPL EnergyPlus ($61 million) and certain obligations of other subsidiaries ($127 million). As of March 31, 2002, PPL Energy Supply had guaranteed certain obligations under power purchase and sales agreements of PPL EnergyPlus ($2 million) and certain obligations of other subsidiaries ($671 million).

  (PPL Electric)

  At March 31, 2002, PPL Electric provided a guarantee in the amount of $7 million in support of Safe Harbor Water Power Corporation, in which PPL Electric had an ownership interest prior to the corporate realignment. PPL Holtwood now has this ownership interest.

  Related Party Transactions

  PLR Contract (PPL Energy Supply and PPL Electric)

  PPL Electric has power sales agreements with PPL EnergyPlus, effective January 1, 2002, to supply all of PPL Electric's PLR load through 2009. Under these contracts, PPL EnergyPlus will provide electricity at the pre-determined capped prices that PPL Electric is authorized to charge its PLR customers. For the three months ended March 31, 2002, these purchases totaled $369 million, including nuclear decommissioning recovery and amortization of an up-front contract payment. For the three months ended March 31, 2001, these purchases totaled $334 million, including nuclear decommissioning recovery, under the previous PLR contract. These purchases are included in the Statement of Income as "Energy purchases" by PPL Electric and as "Wholesale energy marketing and trading" revenues by PPL Energy Supply.

  Under the current PLR contracts, PPL Electric is required to make performance assurance deposits with PPL EnergyPlus when market prices exceed the contract collateral threshold. In January 2002, PPL Electric was required to tender a $56 million performance assurance deposit to PPL EnergyPlus. This payment is shown on the Balance Sheets as "Collateral on PLR energy supply to/from affiliate," a current asset of PPL Electric and a current liability of PPL Energy Supply. PPL Electric will earn interest equal to the three-month LIBOR plus 3% on this deposit.

  NUG Purchases (PPL Energy Supply and PPL Electric)

  PPL Electric has a reciprocal contract with PPL EnergyPlus to sell electricity purchased under contracts with NUGs. PPL Electric purchases electricity from the NUGs at contractual rates and then sells the electricity at the same price to PPL EnergyPlus. For the three months ended March 31, 2002 and 2001, these NUG purchases totaled $43 million and $45 million, and are included in the Statement of Income as "Wholesale electric" revenues by PPL Electric, and as "Energy purchases" by PPL Energy Supply.

  Brokering and Contract Management Agreement (PPL Montana)

  Under a brokering and contract management agreement between PPL Montana and PPL EnergyPlus, PPL Montana paid PPL EnergyPlus $2 million and $1 million for the three months ended March 31, 2002 and 2001.

  Montana Retail Supply (PPL Montana)

  PPL Montana has a memorandum of understanding (MOU) with PPL EnergyPlus regarding the supply of energy to satisfy PPL EnergyPlus' obligations under its retail contracts, which expires on December 31, 2002. Under the MOU, energy sales to PPL EnergyPlus for the three months ended March 31, 2002 and 2001 were $10 million and $32 million and are included in "Wholesale energy marketing and trading" revenues on the Statement of Income.

  Allocations of Corporate Service Costs (PPL Energy Supply, PPL Electric and PPL Montana)

  Corporate functions such as financial, legal, human resources and information services were transferred to PPL Services in the corporate realignment. PPL Services bills the respective PPL subsidiaries for the cost of such services when they can be specifically identified. The cost of these services that is not directly charged to PPL subsidiaries is allocated to certain of the subsidiaries based on the relative capital invested by PPL in these subsidiaries. During the three months ended March 31, PPL Services allocated the following charges to PPL Energy Supply, PPL Electric and PPL Montana (in millions):

	PPL Energy Supply		PPL Electric		PPL Montana

	2002	2001	2002	2001	2002	2001

Direct expenses	$20	$16	$14	$17	$1	$1
Overhead costs	6	8	6	5	2	1

  Intercompany Borrowings

  (PPL Energy Supply)

  PPL, through PPL Capital Funding and other subsidiaries, provides certain funding and credit support for PPL Energy Supply and its subsidiaries. Such funding includes loans that are due on demand with interest charged at a rate based on PPL Capital Funding's short-term borrowing rate. PPL Energy Supply had no notes payable to affiliated companies at March 31, 2002 or December 31, 2001 and consequently had no intercompany interest in the first quarter of 2002. Intercompany interest, including capitalized interest, was $27 million for the three months ended March 31, 2001.

  PPL Energy Supply, through its financing subsidiary PPL Investment Corporation, had notes receivable from affiliates of PPL totaling $539 million and $395 million at March 31, 2002 and December 31, 2001. Interest earned on loans to affiliated companies was $5 million and $8 million for the three months ended March 31, 2002 and 2001.

  (PPL Electric)

  In December 2001, PPL Electric made two loans from excess cash to PPL Energy Funding in the aggregate principal amount of $350 million. One loan was a demand promissory note in the original principal amount of $150 million requiring interest to be paid monthly at an annual interest rate of 4.0%. The other loan was a one-year term promissory note in the original principal amount of $200 million requiring interest to be paid monthly at an annual interest rate of 6.5%. The outstanding balance of these loans at March 31, 2002 was $75 million. Intercompany interest income was $4 million for the three months ended March 31, 2002 and 2001.

  Derivative Instruments and Hedging Activities

  (PPL, PPL Energy Supply and PPL Montana)

  Fair Value Hedges

  PPL Energy Supply and PPL Montana enter into financial or physical contracts to hedge a portion of the fair value of firm commitments of forward electricity sales. Additionally, PPL enters into financial contracts to hedge fluctuations in the market value of existing debt issuances. These contracts range in maturity through 2006. For the three months ended March 31, 2002 and 2001, PPL did not recognize any gains or losses from the ineffective portion of fair value hedges. For the three months ended March 31, 2002, PPL Energy Supply recognized an immaterial amount from firm commitments that no longer qualified as fair value hedges.

  Cash Flow Hedges

  PPL Energy Supply and PPL Montana enter into financial and physical contracts, including forwards, futures and swaps, to hedge the price risk associated with electric, gas and oil commodities. Additionally, PPL enters into financial interest rate swap contracts to hedge interest expense associated with both existing and anticipated debt issuances. These contracts and swaps range in maturity through 2005. PPL also enters into foreign currency forward contracts to hedge exchange rates associated with firm commitments denominated in foreign currencies and to hedge the net investment of foreign operations. These forward contracts, excluding those forecasted transactions related to the payment of variable interest on existing financial instruments, range in maturity through 2003.

  At March 31, 2002, PPL's unrealized gain on qualifying derivatives included in accumulated other comprehensive income was $12 million, an $11 million decrease from the December 31, 2001 unrealized gain on qualifying derivatives of $23 million. Also, at March 31, 2002, PPL Energy Supply's unrealized gain on qualifying derivatives included in accumulated other comprehensive income was $33 million, a $13 million decrease from the December 31, 2001 unrealized gain on qualifying derivatives of $46 million. Finally at March 31, 2002, PPL Montana's unrealized gain on qualifying derivatives included in accumulated other comprehensive income was $19 million, a $14 million decrease from the December 31, 2001 unrealized gain on qualifying derivatives of $33 million.

  The after-tax impact on the financial statements of PPL and PPL Energy Supply resulting from cash flow hedge ineffectiveness for the three months ended March 31, 2002 was a loss of $2 million and was insignificant for the three months ended March 31, 2001.

  As a result of an unplanned outage in 2001 and changes in economic conditions, certain cash flow hedges were discontinued, resulting in the following financial statement impact (millions of dollars):

	Three Months Ended March 31,
	2002	2001
PPL	$1	$(29)
PPL Energy Supply	1	(29)

  As of March 31, 2002, the deferred net gain, after-tax, on derivative instruments in accumulated other comprehensive income expected to be reclassified into earnings during the next twelve months (excluding derivative activities of equity investments) was $1 million, $4 million, and $4 million for PPL, PPL Energy Supply and PPL Montana, respectively.

  Implementation Issues

  In December 2001, the FASB revised guidance on DIG Issue C16: "Scope Exceptions: Applying the Normal Purchases and Normal Sales Exception to Contracts that Combine a Forward Contract and a Purchased Option Contract." Issue C16 provides additional guidance on the classification and application of SFAS 133 relating to purchases and sales of electricity utilizing forward contracts and options, as well as the eligibility of fuel contracts for the normal purchases and normal sales exception. The revised guidance is effective April 1, 2002. PPL has determined that there will be no financial statement impact of the revised guidance on fuel contracts classified as normal.

  Goodwill and Other Intangible Assets

  In June 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets," which eliminates the amortization of goodwill and other acquired intangible assets with indefinite economic useful lives. SFAS 142 requires an annual impairment test of goodwill at the reporting unit level. A reporting unit is a segment or one level below a segment (referred to as a component). Intangible assets other than goodwill that are not subject to amortization are also required to undergo an annual impairment test. PPL and its subsidiaries adopted SFAS 142 on January 1, 2002. The following information is disclosed in accordance with SFAS 142.

  Acquired Intangible Assets

  (PPL)

  The carrying amount and the accumulated amortization of acquired intangible assets were as follows (millions of dollars):

	March 31, 2002		December 31, 2001

	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Emission allowances	$48		$36
Land and transmission rights	245	$87	247	$86
Licenses and other	32	4	31	4

Total	$325	$91	$314	$90

  Current intangible assets are included in "Current Assets - Other," and long-term intangible assets are included in "Regulatory and Other Noncurrent Assets - Other" on the Balance Sheet.

  Amortization expense was approximately $1 million for the three months ended March 31, 2002. Estimated amortization expense for the years 2003 through 2007 is $4 million per year.

  (PPL Energy Supply)

  The carrying amount and the accumulated amortization of acquired intangible assets were as follows (millions of dollars):

	March 31, 2002		December 31, 2001

	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Emission allowances	$48		$36
Land and transmission rights	44	$10	44	$10
Licenses and other	32	4	31	4

Total	$124	$14	$111	$14

  Current intangible assets are included in "Current Assets - Other," and long-term intangible assets are included in "Other Noncurrent Assets" on the Balance Sheet.

  Amortization expense was approximately $1 million for the three months ended March 31, 2002. Estimated amortization expense for the years 2003 through 2007 is $2 million per year.

  (PPL Electric)

  The carrying amount and the accumulated amortization of acquired intangible assets were as follows (millions of dollars):

	March 31, 2002		December 31, 2001

	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Land and transmission rights	$200	$76	$202	$75

  Intangible assets are included in "Regulatory and Other Noncurrent Assets - Other" on the Balance Sheet.

  Amortization expense was approximately $1 million for the three months ended March 31, 2002. Estimated amortization expense for the years 2003 through 2007 is $2 million per year.

  (PPL Montana)

  The carrying amount and the accumulated amortization of acquired intangible assets were as follows (millions of dollars):

	March 31, 2002		December 31, 2001

	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Emission allowances	$19		$19
Licenses and other	15		15

	$34		$34

  Current intangible assets are included in "Prepayments and Other," and long-term intangible assets are included in "Noncurrent Assets - Other" on the Balance Sheet.

  Amortization expense was immaterial for the three months ended March 31, 2002. Estimated amortization expense is immaterial for each of the years 2003 through 2007.

  Goodwill

  (PPL and PPL Energy Supply)

  The changes in the carrying amounts of goodwill by segment were as follows:

	PPL Energy Supply				PPL

(Millions of Dollars)	Supply	International	Total	Delivery(a)	Total

Balance as of January 1, 2002	$72	$257	$329	$55	$384
Goodwill acquired	12	5	17		17
Effect of foreign exchange rates		3	3		3
Impairment losses		(150)	(150)		(150)

Balance as of March 31, 2002	$84	$115	$199	$55	$254

(a)		The Delivery segment is not part of PPL Energy Supply.

  Goodwill is included in "Noncurrent Assets - Other" on the Balance Sheet.

  The reporting units of the Supply, Delivery and International segments completed the transition impairment test in the first quarter of 2002. A transition goodwill impairment loss of $150 million was recognized in the Latin American reporting unit within the International segment, and is reported as a "Cumulative Effect of a Change in Accounting Principle" on the Statement of Income. The fair value of the reporting unit was estimated using the expected present value of future cash flows.

  The following table reconciles reported earnings from prior periods to earnings adjusted to exclude the amortization expense related to goodwill and equity method goodwill that will no longer be recorded in accordance with SFAS 142.

	PPL		PPL Energy Supply
	Three Months Ended March 31,		Three Months Ended March 31,
(Millions of Dollars, except per share data)	2002	2001	2002	2001
Reported net income (loss)	$(3)	$222	$(5)	$201
Add back: Goodwill amortization		3		3
Add back: Equity method goodwill amortization		1		1

Adjusted net income (loss)	$(3)	$226	$(5)	$205

Basic EPS:
Reported net income (loss)	$(0.02)	$1.53
Goodwill amortization		0.02
Equity method goodwill amortization		0.01

Adjusted net income (loss)	$(0.02)	$1.56

Diluted EPS:
Reported net income (loss)	$(0.02)	$1.52
Goodwill amortization		0.02
Equity method goodwill amortization		0.01

Adjusted net income (loss)	$(0.02)	$1.55

  (PPL Electric and PPL Montana)

  PPL Electric and PPL Montana had no goodwill at March 31, 2002 and December 31, 2001. The adoption of SFAS 142 would not have affected prior period earnings of PPL Electric and PPL Montana.

  New Accounting Standards

  (PPL, PPL Energy Supply, PPL Electric and PPL Montana)

  SFAS 144

  In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," that replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." For long-lived assets to be held and used, SFAS 144 retains the requirements of SFAS 121 to (a) recognize an impairment loss only if the carrying amount is not recoverable from undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. For long-lived assets to be disposed of, SFAS 144 establishes a single accounting model based on the framework established in SFAS 121. The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of segments of a business. SFAS 144 also broadens the reporting of discontinued operations. PPL and its subsidiaries adopted SFAS 144 on January 1, 2002, with no material impact on the financial statements.

  SFAS 145

  In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statement 4, 44, and 64." The most relevant provision of SFAS 145 is the rescission of SFAS 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result of the rescission, the criteria in APB Opinion No. 30 will now be used to classify those gains and losses. The provisions of SFAS 145 related to the rescission of SFAS 4 shall be applied in fiscal years beginning after May 15, 2002, with early application encouraged. The adoption of SFAS 145 will not have a material impact on PPL or its subsidiaries.

  Write-down of International Energy Projects

  (PPL and PPL Energy Supply)

  At December 31, 2001, PPL Global estimated that the long-term viability of its CEMAR investment was jeopardized and that there was minimal probability of positive future cash flows. See PPL's Note 22 and PPL Energy Supply's Note 21 to the Financial Statements included in each company's Annual Report to the SEC on Form 10-K for the year ended December 31, 2001 for additional information. At that time, PPL Global recorded an impairment loss in the carrying value of its net assets in CEMAR, an increase in its valuation allowance in deferred tax assets, and a credit to "Minority Interest" on the Statement of Income. The net result of these transactions was a $217 million charge to earnings.

  At March 31, 2002, PPL Global recorded a further impairment loss in the carrying value of its net assets in CEMAR of approximately $4 million, after-tax. The pre-tax charge was $6 million, and was recorded as a charge to "Write-down of international energy projects" on the Statement of Income. PPL Global's remaining portion of its CEMAR investment, primarily related to its foreign currency translation adjustments (CTA) balance of $94 million, was not written-off as of March 31, 2002, because accounting guidance prohibits the inclusion of CTA in an impairment calculation where the assets are not held for disposal. PPL is working with CEMAR's creditors and governmental authorities in Brazil on a plan that could result in returning the company to financial stability. That plan includes a rate-increase request that is now being reviewed by regulators, and PPL expects that the process for the rate-increase request will reach conclusion in the third quarter of 2002. Because PPL has not exhausted all available avenues, including the pending rate request, to maximize the value of CEMAR, it has not yet made a decision to exit the investment. Should a decision be made to exit the investment, PPL would again assess impairment of the investment and would, most likely, record an additional impairment for the CTA balance, reduced by any operating losses recorded through the date of the impairment.

  As a result of its financial difficulties, CEMAR has failed to pay certain of its creditors for obligations when due. In addition, CEMAR is not in compliance with the financial covenants in its 150 million Brazilian reals (approximately $56 million) debenture indenture for the year ended December 31, 2001. Consequently, CEMAR has notified the indenture agent, and in accordance with the indenture, the agent is expected to call a meeting of the holders of the debentures to hold a vote regarding the acceleration of the debentures. Unless three-fourths of the holders vote against acceleration, the agent will be obligated under the indenture to accelerate the debentures.

PPL CORPORATION AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the Financial Statements and Combined Notes to Condensed Consolidated Financial Statements included in Item 1 above, and with the section entitled "Review of the Financial Condition and Results of Operations" in PPL's Annual Report to the SEC on Form 10-K for the year ended December 31, 2001. Terms and abbreviations appearing in Management's Discussion and Analysis of Financial Condition and Results of Operations are explained in the glossary.

Results of Operations

The following discussion explains significant changes in principal items on the Statement of Income, comparing the three months ended March 31, 2002, to the comparable period in 2001.

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

Earnings

Net income (loss) and the related EPS were as follows:

	Three Months Ended March 31,
	2002	2001
Net income (loss) (millions of dollars)	$(3)	$222
EPS - basic	$(.02)	$1.53
EPS - diluted	$(.02)	$1.52

Net income in 2002 was impacted by two unusual items as shown below. Refer to specific Notes to the Financial Statements for discussion of these items.

	Three Months Ended March 31,
(Millions of dollars)	2002	2001
Net income (loss) - actual	$(3)	$222
Unusual items (net of tax):
SFAS 142 goodwill impairment (Note 10)	(150)
Write-down of investment in CEMAR (Note 12)	(4)

Net income from core operations	$151	$222

The earnings decline was primarily due to:

  lower wholesale energy prices, particularly in the western U.S.;

  lower earnings from international operations; and

  lower electricity delivery sales, in part due to milder weather in the first quarter of 2002.

These earnings declines were partially offset by increased volume of wholesale energy sales in the western U.S., and improved earnings contributions from synfuel projects and mechanical contractor and engineering subsidiaries. Earnings also benefited from the termination of an energy purchase contract with a NUG. See Note 7 to the Financial Statements for additional information.

PPL expects that lower wholesale energy prices will adversely impact core earnings for the remainder of 2002. In addition, PPL expects that it will continue to incur quarterly operating losses from CEMAR, as it continues to consider ways to maximize the value of CEMAR. See Note 12 to the Financial Statements for information on PPL Global's investment in CEMAR.

Operating Revenues

Retail Electric and Gas

The increase (decrease) in retail revenues from electric and gas operations was attributable to the following (millions of dollars):

Three Months Ended March 31, 2002 vs. March 31, 2001
Retail Electric Revenue
PPL Electric
Electric delivery	$(28)
PLR electric generation supply	36
PPL EnergyPlus
Electric generation supply	(87)
PPL Global
Electric delivery	(8)
Other	(2)

(89)

Retail Gas Revenue
PPL Gas Utilities	(16)
PPL EnergyPlus	(4)

(20)

Retail Electric and Gas Revenues	$(109)

The decrease in operating revenues from retail electric operations was primarily due to:

  lower net supply revenues (caused by the expiration of certain PPL EnergyPlus retail contracts, partially offset by increased revenues by PPL Electric as a PLR);

  lower domestic delivery revenues, due to a decrease in deliveries of electricity, impacted by milder weather; and

  decreased PPL Global international electric delivery revenues, primarily due to lower CEMAR revenues.

Both PPL Gas Utilities and PPL EnergyPlus experienced lower retail gas revenues in the three months ended March 31, 2002 compared with the same period in 2001. These decreases were primarily due to milder weather.

Wholesale Energy Marketing and Trading

The decrease in revenues from wholesale energy marketing and trading activities was attributable to the following (millions of dollars):

Three Months Ended March 31, 2002 vs. March 31, 2001
Eastern U.S. markets
Bilateral/Spot market	$(47)
Cost-based	(2)
Gas & oil	(48)

(97)
Western U.S. markets	(96)

$(193)

The decrease in eastern U.S. markets was primarily due to lower bilateral/spot market sales and lower gas and oil trading activity. (Energy purchases also decreased in 2002 compared with 2001. Refer to "Energy Purchases" for more information.)

The decrease in western U.S. markets was due to a decline in wholesale energy prices from the high prices experienced during the energy supply shortage in the western U.S. in the first half of 2001. In June 2001, the FERC instituted a series of price controls designed to mitigate (or cap) prices in the entire western U.S. as a result of the California energy crisis. These price controls have had the effect of significantly lowering spot and forward energy prices in the western U.S. See Note 7 to the Financial Statements for further discussion on the California situation.

Fuel

Fuel costs decreased by $41 million for the three months ended March 31, 2002, compared with the same period in 2001.

Electric fuel costs decreased by $28 million in the first quarter of 2002 compared with the same period in 2001. This decrease was attributable to lower generation by oil/gas-fired and coal-fired stations, resulting from a decrease in electricity sales because of milder weather, the expiration of certain PPL EnergyPlus retail contracts and accelerated timing of annual overhaul work at the Montour generating station.

The cost of natural gas and propane decreased by $13 million for the three months ended March 31, 2002, compared with the same period in 2001. The decrease reflects lower volumes due to milder weather, as well as lower off-system gas prices.

Energy Purchases

The increase (decrease) in energy purchases was attributable to the following (millions of dollars):

Three Months Ended March 31, 2002 vs. March 31, 2001
Domestic
Eastern U.S. markets	$(125)
Western U.S. markets	(14)
International	2

$(137)

The decrease in eastern U.S. markets was attributable to lower purchases of gas, due to lower volumes of gas trading activity, and lower wholesale prices for electric energy purchases. Eastern U.S. market energy purchases also reflect a $25 million benefit from the termination of an energy purchase contract with a NUG. See Note 7 to the Financial Statements for additional information. The decrease in western U.S. markets was due to lower wholesale prices for electric energy purchases.

Other Operation Expenses

Other operation expenses increased by $7 million for the three months ended March 31, 2002, compared to the same period in 2001. This increase was primarily due to higher administrative and general expenses, offset by a payment made in March 2001 to Duke Energy Trading and Marketing, to release their obligation to perform certain services related to the purchase and sale of gas and energy during commercial operation of the Griffith plant.

Amortization of Recoverable Transition Costs

Amortization of recoverable transition costs decreased by $18 million during the three months ended March 31, 2002, compared with the same period in 2001. This decrease was primarily due to lower ITC amortization in 2002 as a result of lower billed ITC revenues. Billed ITC revenues were lower as a result of the decrease in electricity delivery sales and lower ITC rates. Also contributing to the decrease were lower billed CTC revenues in 2002 and changes in amortization of CTC deferrals.

Maintenance Expenses

Maintenance expenses increased by $8 million for the three months ended March 31, 2002, compared with the same period in 2001. This increase was primarily due to higher refueling outage and non-outage costs at the Susquehanna generating station, as well as accelerated timing of annual overhaul work at the Montour generating station.

Taxes, Other Than Income

Taxes, other than income, increased by $10 million during the three months ended March 31, 2002, compared with the same period in 2001. This change was primarily due to an increase in the revenue-neutral reconciliation (RNR) tax component of the effective Pennsylvania gross receipts tax rate in January 2002. The RNR, which adjusts the base gross receipts tax rate of 4.4%, was enacted as part of the Customer Choice Act as a tax revenue replacement component to recoup losses to the Commonwealth of Pennsylvania that may result from the restructuring of the electric industry. Changes in gross receipts tax do not significantly affect earnings as they are substantially recovered through customer rate revenues.

Write-down of International Energy Projects

See Note 12 to the Financial Statements for additional information on a $6 million charge in the three months ended March 31, 2002 to reflect an additional write-down of PPL Global's investment in CEMAR.

Financing Costs

Interest expense decreased by $7 million during the three months ended March 31, 2002, compared with the same period in 2001. This decrease was primarily due to lower levels of short-term debt and retirements of mortgage bonds, transition bonds and medium-term notes, partially offset by interest paid on senior secured bonds, senior unsecured notes and other long-term debt issued after March 2001. The decrease also reflects a charge in 2001 to buy back a call option to re-market securities.

Dividends on preferred securities increased by $11 million during the three months ended March 31, 2002, compared with the same period in 2001. This increase was primarily due to dividends paid on the PEPS Units, issued in the second quarter of 2001.

Income Taxes

Income taxes decreased by $64 million for the three months ended March 31, 2002, compared to the same period in 2001, primarily due to a decrease in pre-tax book income and an increase in the amount of federal synfuel tax credits recognized.

Change in Accounting Principle

PPL adopted SFAS 142, "Goodwill and Other Intangible Assets," on January 1, 2002. SFAS 142 requires an annual impairment test of goodwill and other intangible assets that are not subject to amortization. PPL conducted a transition impairment analysis in the first quarter of 2002 and recorded a transition goodwill impairment charge of $150 million, which was reported as a "Cumulative Effect of a Change in Accounting Principle" on the Statement of Income. See Note 10 to the Financial Statements for additional information on the adoption of SFAS 142.

Financial Condition

Liquidity

At March 31, 2002, PPL's net cash position was $374 million, which reflects $486 million in cash and cash equivalents less $112 million of short-term debt. This compares to PPL's net cash position of $832 million at December 31, 2001. The decrease in net cash position resulted from less cash provided from operating activities due primarily to the net effect of a $59 million turbine cancellation payment, a $50 million payment to terminate an energy purchase contract with a NUG, mild weather and seasonal cash outflows that normally occur in the first quarter of each year (such as the prepayment of the Pennsylvania gross receipts tax). In addition, PPL incurred one-time acquisition costs of approximately $140 million for certain generation equipment it purchased from two lessor trusts in the first quarter of 2002. PPL and its subsidiaries also retired $78 million of securities in the first quarter of 2002.

For additional information on PPL's liquidity, see Item 7, "Review of the Financial Condition and Results of Operations," in PPL's Annual Report to the SEC on Form 10-K for the year ended December 31, 2001.

Energy Marketing and Trading Activities

PPL, through PPL EnergyPlus, sells and purchases physical energy at the wholesale level under FERC market-based tariffs throughout the U.S. Because of the generating assets PPL owns or controls, the majority of PPL's energy transactions qualify for accrual or hedge accounting. In addition, PPL enters into financial contracts to hedge the price risk associated with its electricity, gas and oil positions. At March 31, 2002, PPL had net assets of $24 million related to its energy hedging activities.

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

PPL's trading contracts mature at various times through 2006. The following chart sets forth PPL's net fair market value of trading contracts as of March 31, 2002 (millions of dollars):

Gains/(Losses)
Fair value of contracts outstanding at the beginning of the year	$0
Contracts realized or otherwise settled during the period	(3)
Fair value of new contracts when entered into during the period	(2)
Other changes in fair values	12

Fair value of contracts outstanding at March 31, 2002	$7

During the three months ended March 31, 2002, PPL reversed net gains of approximately $3 million related to contracts entered into prior to January 1, 2002. This amount does not reflect intra-year contracts that were entered into and settled during the period.

As of March 31, 2002, the net loss on PPL's trading activities expected to be recognized in earnings during the next three months is approximately $1 million.

The following chart segregates estimated fair values of PPL's trading portfolio at March 31, 2002 based on whether the fair values are determined by quoted market prices or other more subjective means (millions of dollars):

	Fair Value of Contracts at Period-End Gains/(Losses)
	Maturity less than 1 year	Maturity 1-3 years	Maturity 4-5 years	Maturity in excess of 5 years	Total fair value

Source of Fair Value
Prices actively quoted	$1	$(1)			$
Prices provided by other external sources	8	2				10
Prices based on models and other valuation methods	(3)					(3)

Fair value of contracts outstanding at the end of the period	$6	$1				$7

For additional information on PPL's Energy Marketing and Trading Activities, see Item 7, "Review of the Financial Condition and Results of Operations," in PPL's Annual Report to the SEC on Form 10-K for the year ended December 31, 2001.

Related Party Transactions

PPL is not aware of any material ownership interests or operating responsibility by senior management of PPL or its subsidiaries in outside partnerships or other entities doing business with PPL.

Acquisitions and Development

From time-to-time, PPL and its subsidiaries are involved in negotiations with third parties regarding acquisitions, joint ventures and other arrangements which may or may not result in definitive agreements. See Note 6 to the Financial Statements for information regarding recent acquisitions and development activities.

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

At March 31, 2002, PPL Global had domestic generation projects, either announced or under development, which would provide more than 2,200 MW of additional generation. The Sundance, University Park, Edgewood and Shoreham projects are expected to be in commercial operation in the summer of 2002.

PPL Global is continuously reexamining development projects based on market conditions and other factors to determine whether to proceed with these projects, sell them, cancel them, expand them, execute tolling agreements or pursue other opportunities.

Cash Flow

Cash and cash equivalents decreased by $253 million more during the three months ended March 31, 2002, than during the same period in 2001. The reasons for this change were:

  a $194 million decrease in cash provided by operating activities, primarily due to a decrease in operating income, higher prepayment of Pennsylvania gross receipts tax, a $59 million turbine cancellation payment, and a $50 million payment to terminate an energy purchase contract with a NUG;

  a $23 million increase in cash used in investing activities; and

  a $36 million increase in cash used in financing activities, primarily due to higher retirements of long-term debt and an increase in dividend payments.

Environmental Matters

See Note 7 to the Financial Statements for a discussion of environmental matters.

Critical Accounting Policies

PPL's financial condition and results of operations are necessarily impacted by the methods, assumptions and estimates used in the application of critical accounting policies. The following accounting policies are particularly important to the financial condition or results of operations of PPL and require estimates or other judgments of matters inherently uncertain: price risk management, pension and other postretirement benefits, asset impairment, leasing and contingencies. See Item 7, "Review of the Financial Condition and Results of Operations," in PPL's Annual Report to the SEC on Form 10-K for the year ended December 31, 2001 for a discussion of each critical accounting policy.

PPL ENERGY SUPPLY, LLC AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following analysis of the financial condition and results of operations of PPL Energy Supply is abbreviated, as PPL Energy Supply meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q. This discussion should be read in conjunction with the Financial Statements and Combined Notes to Condensed Consolidated Financial Statements included in Item 1 above, and with the section entitled "Review of the Financial Condition and Results of Operations" in PPL Energy Supply's Annual Report to the SEC on Form 10-K for the year ended December 31, 2001. Terms and abbreviations appearing in Management's Discussion and Analysis of Financial Condition and Results of Operations are explained in the glossary.

Results of Operations

The following discussion explains significant changes in principal items on the Statement of Income, comparing the three months ended March 31, 2002, to the comparable period in 2001.

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

Earnings

Net income in 2002 was impacted by two unusual items as shown below. Refer to specific Notes to the Financial Statements for discussion of these items.

	Three Months Ended March 31,
(Millions of dollars)	2002	2001
Net income (loss) - actual	$(5)	$201
Unusual items (net of tax):
SFAS 142 goodwill impairment (Note 10)	(150)
Write-down of investment in CEMAR (Note 12)	(4)

Net income from core operations	$149	$201

This earnings decline was primarily due to:

  lower wholesale energy prices, particularly in the western U.S.;

  lower earnings from international operations; and

  lower supply revenues due to the expiration of certain PPL EnergyPlus retail contracts.

These earnings declines were partially offset by increased volume of wholesale energy sales in the western U.S., and improved earnings contributions from synfuel projects and mechanical contractor and engineering subsidiaries. Earnings also benefited from the termination of an energy purchase contract with a NUG. See Note 7 to the Financial Statements for additional information.

PPL Energy Supply expects that lower wholesale energy prices will adversely impact core earnings for the remainder of 2002. In addition, PPL Energy Supply expects that it will continue to incur quarterly operating losses from CEMAR, as it continues to consider ways to maximize the value of CEMAR. See Note 12 to the Financial Statements for additional information on PPL Global's investment in CEMAR.

Operating Revenues

Wholesale Energy Marketing and Trading

The decrease in revenues from wholesale energy marketing and trading activities was attributable to the following (millions of dollars):

Three Months Ended March 31, 2002 vs. March 31, 2001
Domestic
Eastern U.S. markets	$(57)
Western U.S. markets	(96)

$(153)

The decrease in wholesale energy marketing revenues was primarily due to lower western U.S. market revenues, resulting from a decline in wholesale energy prices from the high prices experienced during the energy supply shortage in the western U.S. in the first half of 2001. In June 2001, the FERC instituted a series of price controls designed to mitigate (or cap) prices in the entire western U.S. as a result of the California energy crisis. These price controls have had the effect of significantly lowering spot and forward energy prices in the western U.S. See Note 7 to the Financial Statements for further discussion on the California situation.

Also contributing to the decrease were lower eastern U.S. market revenues due to lower gas and oil trading activity.

Retail Electric and Gas

The decrease in revenues from retail electric and gas operations was attributable to the following (millions of dollars):

Three Months Ended March 31, 2002 vs. March 31, 2001
Retail Electric Revenue
Domestic electric supply	$(87)
International electric delivery	(8)

(95)
Retail Gas Revenue	(4)

Retail Electric and Gas Revenues	$(99)

The decrease in operating revenues from retail electric operations was primarily due to:

  the expiration of certain PPL EnergyPlus retail contracts; and

  decreased PPL Global international electric delivery revenues, primarily due to lower CEMAR revenues.

PPL EnergyPlus experienced lower retail gas revenues in the three months ended March 31, 2002, compared with the same period in 2001 primarily due to milder weather.

Energy Related Businesses

Energy related businesses contributed $36 million and $42 million to operating income for the three months ended March 31, 2002 and 2001. The decrease of $6 million in 2002 from 2001 was primarily due to lower equity earnings, including PPL Global's investment in WPDH Limited. This decrease was offset by lower project development costs and improved earnings from the mechanical contracting and engineering subsidiaries.

Fuel

Fuel costs decreased by $27 million for the three months ended March 31, 2002, compared with the same period in 2001. This decrease was attributable to lower generation by oil/gas-fired and coal-fired stations resulting from a decrease in sales of electricity because of milder weather, the expiration of certain PPL EnergyPlus retail contracts and accelerated timing of annual overhaul work at the Montour generating station.

Energy Purchases

The increase (decrease) in energy purchases was attributable to the following (millions of dollars):

Three Months Ended March 31, 2002 vs. March 31, 2001

Domestic
Eastern U.S. markets	$(120)
Western U.S. markets	(13)
International	2

$(131)

The decrease in eastern U.S. markets was attributable to lower purchases of gas, due to lower volumes of gas trading activity and lower wholesale prices for electric energy purchases. Eastern U.S. market energy purchases also reflect a $25 million benefit from the termination of an energy purchase contract with a NUG. See Note 7 to the Financial Statements for additional information. The decrease in western U.S. markets was due to lower wholesale prices for electric energy purchases.

Other Operation and Maintenance

Other operation and maintenance expenses increased by $17 million for the three months ended March 31, 2002, compared to the same period in 2001. The increase was primarily due to higher allocations of corporate expenses from PPL Services, higher refueling outage and non-outage costs at the Susquehanna generating station and accelerated timing of annual overhaul work at the Montour generating station. These increases were partially offset by a payment made in March 2001 to Duke Energy Trading and Marketing to release their obligation to perform certain services related to the purchase and sale of gas and energy during commercial operation of the Griffith plant.

Transmission

Transmission expenses decreased by $12 million during the three months ended March 31, 2002, compared with the same period in 2001. This change was primarily due to a decrease in the unregulated retail sales of PPL EnergyPlus.

Depreciation

Depreciation decreased by $6 million for the three months ended March 31, 2002, compared with the same period in 2001. This decrease was primarily due to PPL Global's write-down of CEMAR assets in December 2001, resulting in lower depreciation on those assets in 2002. In addition, PPL ceased amortization of goodwill effective January 1, 2002, in accordance with the adoption of SFAS 142, as described in Note 10 to the Financial Statements.

Write-down of International Energy Projects

See Note 12 to the Financial Statements for additional information on a $6 million charge in the three months ended March 31, 2002 to reflect an additional write-down of PPL Global's investment in CEMAR.

Other Income - net

Other income decreased by $5 million during the three months ended March 31, 2002, compared with the same period in 2001. This decrease was due to a reduction in interest income from affiliated companies.

Interest Expense

Interest expense decreased by $5 million during the three months ended March 31, 2002, compared with the same period in 2001, primarily due to a decrease in short-term debt payable to affiliates. This decrease was partially offset by the interest paid on senior unsecured notes and other long-term debt issued after March 2001.

Income Taxes

Income taxes decreased by $45 million for the three months ended March 31, 2002, compared to the same period in 2001. This change was primarily due to a decrease in pre-tax book income and an increase in the amount of federal synfuel tax credits recognized.

Change in Accounting Principle

PPL Energy Supply adopted SFAS 142, "Goodwill and Other Intangible Assets," on January 1, 2002. SFAS 142 requires an annual impairment test of goodwill and other intangible assets that are not subject to amortization. PPL Energy Supply conducted a transition impairment analysis in the first quarter of 2002 and recorded a transition goodwill impairment charge of $150 million, which was reported as a "Cumulative Effect of a Change in Accounting Principle" on the Statement of Income. See Note 10 to the Financial Statements for additional information on the adoption of SFAS 142.

Acquisitions and Development

From time-to-time, PPL Energy Supply and its subsidiaries are involved in negotiations with third parties regarding acquisitions, joint ventures and other arrangements which may or may not result in definitive agreements. See Note 6 to the Financial Statements for information regarding recent acquisitions and development activities.

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

At March 31, 2002, PPL Global had domestic generation projects, either announced or under development, which would provide more than 2,200 MW of additional generation. The Sundance, University Park, Edgewood and Shoreham projects are expected to be in commercial operation in the summer of 2002.

PPL Global is continuously reexamining development projects based on market conditions and other factors to determine whether to proceed with these projects, sell them, cancel them, expand them, execute tolling agreements or pursue other opportunities.

Critical Accounting Policies

PPL Energy Supply's financial condition and results of operations are necessarily impacted by the methods, assumptions and estimates used in the application of critical accounting policies. The following accounting policies are particularly important to the financial condition or results of operations of PPL Energy Supply, and require estimates or other judgments of matters inherently uncertain: price risk management, pension and other postretirement benefits, asset impairment, leasing and contingencies. See Item 7, "Review of the Financial Condition and Results of Operations," in PPL Energy Supply's Annual Report to the SEC on Form 10-K for the year ended December 31, 2001, for a discussion of each critical accounting policy.

PPL ELECTRIC UTILITIES CORPORATION AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the Financial Statements and Combined Notes to Condensed Consolidated Financial Statements included in Item 1 above, and with the section entitled "Review of the Financial Condition and Results of Operations" in PPL Electric's Annual Report to the SEC on Form 10-K for the year ended December 31, 2001. Terms and abbreviations appearing in Management's Discussion and Analysis of Financial Condition and Results of Operations are explained in the glossary.

Results of Operations

The following discussion explains significant changes in principal items on the Statement of Income, comparing the three months ended March 31, 2002, to the comparable period in 2001.

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

Earnings

Net income decreased by $14 million for the three months ended March 31, 2002, compared with the same period in 2001. This earnings decline was primarily due to:

  lower delivery revenues, due to a decrease in delivery sales, in part due to milder weather;

  higher energy purchase costs, partially due to the amortization of an up-front payment to PPL EnergyPlus under the PLR contract; and

  additional PJM ancillary service expense.

These earnings decreases were partially offset by lower interest expense and lower operating costs.

Operating Revenues

Retail Electric

The increase (decrease) in revenues from retail electric operations was attributable to the following (millions of dollars):

Three Months Ended
March 31, 2002 vs. March 31, 2001

Electric delivery	$(28)
PLR electric generation supply	36
Other	(1)

$7

The increase in operating revenues from retail electric operations was primarily due to:

  higher PPL Electric revenues as a PLR resulting from the return of shoppers due to fewer alternate suppliers under the Customer Choice Act; partially offset by lower delivery revenues, reflecting an 8% decrease in deliveries of electricity, in part due to milder weather.

Wholesale Electric

The decrease in revenues from wholesale electric activities was attributable to the following (millions of dollars):

Three Months Ended
March 31, 2002 vs. March 31, 2001

Sales to municipalities	$(3)
NUG purchased power sold to PPL EnergyPlus	(3)

$(6)

The decrease in wholesale electric revenues was due to lower sales to municipalities and lower sales of power (purchased from NUGs) to PPL EnergyPlus.

Energy Purchases

Energy purchases increased by $44 million for the three months ended March 31, 2002, compared with the same period in 2001. This increase represents additional purchases needed to support a higher PLR load, due to the return of customers to PPL Electric as their PLR. In addition, effective January 1, 2002, PPL Electric began incurring the cost of certain PJM ancillary services in connection with its new power supply contract with PPL EnergyPlus.

Amortization of Recoverable Transition Costs

Amortization of recoverable transition costs decreased by $18 million during the three months ended March 31, 2002, compared with the same period in 2001. This decrease was primarily due to lower ITC amortization in 2002 as a result of lower billed ITC revenues. Billed ITC revenues were lower as a result of the decrease in electricity delivery sales and lower ITC rates. Also contributing to the decrease were lower billed CTC revenues in 2002 and changes in amortization of CTC deferrals.

Taxes, Other Than Income

Taxes, other than income, increased by $13 million during the three months ended March 31, 2002, compared with the same period in 2001. The change was primarily due to an increase in the revenue-neutral reconciliation (RNR) tax component of the effective Pennsylvania gross receipts tax rate in January 2002. The RNR, which adjusts the base gross receipts tax rate of 4.4%, was enacted as part of the Customer Choice Act as a tax revenue replacement component to recoup losses to the Commonwealth of Pennsylvania that may result from the restructuring of the electric industry. Changes in gross receipts tax do not significantly affect earnings, as they are substantially recovered through customer rate revenues.

Interest Expense

Interest expense decreased by $6 million during the three months ended March 31, 2002, compared with the same period in 2001. While interest expense increased due to the issuance of senior secured bonds in the third quarter of 2001, this was more than offset by the retirements of first mortgage bonds and transition bonds, and a charge in 2001 to buy back a call option to re-market first mortgage bonds.

Income Taxes

Income taxes decreased by $11 million for the three months ended March 31, 2002, compared to the same period in 2001, primarily due to a decrease in pre-tax book income.

Financial Condition

Liquidity

At March 31, 2002, PPL Electric's net cash position was $112 million, consisting entirely of cash and cash equivalents and no short-term debt. This compares to PPL Electric's net cash position of $79 million at December 31, 2001. The increase in net cash position resulted from the net effect of a $275 million repayment of a notes receivable from an affiliate, offset by less cash provided from operating activities due primarily to mild weather, seasonal cash outflows that normally occur in the first quarter of each year (such as the prepayment of the Pennsylvania gross receipts tax) and by the retirement of $68 million of long-term debt.

For additional information on PPL Electric's liquidity, see Item 7, "Review of the Financial Condition and Results of Operations," in PPL Electric's Annual Report to the SEC on Form 10-K for the year ended December 31, 2001.

Related Party Transactions

PPL Electric is not aware of any material ownership interests or operating responsibility by senior management of PPL Electric or its subsidiaries in outside partnerships or other entities doing business with PPL Electric.

For additional information on related party transactions, see Note 8 to the Financial Statements.

Cash Flow

Cash and cash equivalents increased by $209 million more during the three months ended March 31, 2002, compared with the same period in 2001. The reasons for this change were:

  a $142 million decrease in cash provided by operating activities, primarily due to a decrease in operating income, higher prepayments of Pennsylvania gross receipts tax and payment of collateral to PPL EnergyPlus under the power supply contract;

  a $359 million increase in cash provided by investing activities, primarily due to a net repayment of loans by affiliated companies; and

  an $8 million increase in cash used in financing activities, primarily due to retirements of long-term debt.

Environmental Matters

See Note 7 to the Financial Statements for a discussion of environmental matters.

Critical Accounting Policies

PPL Electric's financial condition and results of operations are necessarily impacted by the methods, assumptions and estimates used in the application of critical accounting policies. Accounting policies for pensions and other postretirement benefits and for contingencies are particularly important to the financial condition or results of operations of PPL Electric, and require estimates or other judgments of matters inherently uncertain. See Item 7, "Review of the Financial Condition and Results of Operations," in PPL Electric's Annual Report to the SEC on Form 10-K for the year ended December 31, 2001, for a discussion of each critical accounting policy.

PPL MONTANA, LLC AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following analysis of the results of operations and financial condition of PPL Montana is abbreviated as PPL Montana meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q. This discussion should be read in conjunction with the Financial Statements and Combined Notes to Condensed Consolidated Financial Statements included in Item 1 above, and with the section entitled "Review of the Financial Condition and Results of Operations" in PPL Montana's Annual Report to the SEC on Form 10-K for the year ended December 31, 2001. Terms and abbreviations appearing in Management's Discussion and Analysis of Financial Condition and Results of Operations are explained in the glossary.

Results of Operations

The following discussion explains significant changes in principal items on the Statement of Income, comparing the three months ended March 31, 2002, to the comparable period in 2001.

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

Earnings

Net income decreased by $64 million for the three months ended March 31, 2002, compared with the same period in 2001, primarily due to lower wholesale prices in the western U.S. This earnings decline was partially offset by the increased volume of wholesale energy sales in the western U.S.

Operating Revenues

Wholesale energy marketing and trading revenues decreased by $116 million during the three months ended March 31, 2002, compared with the same period in 2001. The decrease was primarily due to a decline in wholesale energy prices from the high prices experienced during the energy supply shortage in the western U.S. in the first half of 2001.

In June 2001, the FERC instituted a series of price controls designed to mitigate (or cap) prices in the entire western U.S. as a result of the California energy crisis. These price controls have had the effect of significantly lowering spot and forward energy prices in the western U.S. See Note 7 to the Financial Statements for further discussion on the California situation.

Operating Expense

Operating expenses decreased by $10 million during the three months ended March 31, 2002, compared with the same period in 2001. Operating expenses consist mainly of expenses for fuel, energy purchases, transmission tariffs, plant operations and maintenance, lease rental payments, and general and administrative expenses. This change was primarily due to decreased power costs in the first quarter of 2002, compared with the same period in 2001.

Generation increased by 57 million kWh during the three months ended March 31, 2002, compared with the same period in 2001. This increase was primarily the result of higher hydroelectric generation caused by improved water flows in the first quarter of 2002.

Critical Accounting Policies

PPL Montana's financial condition and results of operations are necessarily impacted by the methods, assumptions and estimates used in the application of critical accounting policies. The following accounting policies are particularly important to the financial condition or results or operations of PPL Montana, and require estimates or other judgments of matters inherently uncertain: price risk management, leasing and contingencies. See Item 7, "Review of the Financial Condition and the Results of Operations," in PPL Montana's Annual Report to the SEC on Form 10-K for the year ended December 31, 2001, for a discussion of each critical accounting policy.

PPL CORPORATION AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk-Sensitive Instruments

PPL actively manages the market risk inherent in its commodity, debt, and foreign currency and equity positions, as detailed in Note 9 to the Financial Statements. PPL has a comprehensive risk management policy to manage the risk exposures related to counterparty credit, energy prices, interest rates and foreign currency exchange rates. An RMC comprised of senior officers oversees the risk management function. Nonetheless, adverse changes in commodity prices, interest rates, foreign currency exchange rates and equity prices may result in losses in earnings, cash flows and/or fair values. The forward-looking information presented below provides estimates of what may occur in the future, assuming certain adverse market conditions, due to reliance on model assumptions. Actual future results may differ materially from those presented. These disclosures are not precise indicators of expected future losses, but only indicators of reasonably possible losses.

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

As of March 31, 2002, PPL estimated that a 10% adverse movement in market prices across all geographic areas and time periods would have decreased the value of its non-hedge portfolio by $25 million. A similar adverse movement in market prices would have decreased the value of its hedge portfolio by approximately $128 million at March 31, 2002. However, the change in the value of the hedge portfolio would have been offset by an increase in the value of the underlying commodity, the electricity generated. In addition to commodity price risk, PPL's commodity positions are also subject to operational and event risks including, among others, increases in load demand and forced outages at power plants.

PPL's risk management program is designed to manage the risks associated with market fluctuations in the price of electricity, natural gas, oil and emission allowances. PPL's risk management policy and programs include risk identification and risk limits management, with measurement and controls for daily monitoring. PPL has entered into forward, option and tolling contracts that require physical delivery of the commodity, as well as futures, exchange-for-physical transactions and other financial contracts (such as swap agreements where settlement is generally based on the difference between a fixed-price and an index-based price for the underlying commodity). PPL expects to continue to use these contracts.

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

At March 31, 2002, PPL's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was estimated at $3 million.

PPL is also exposed to changes in the fair value of its debt portfolio. At March 31, 2002, PPL estimated that its potential exposure to a change in the fair value of its debt portfolio, through a 10% adverse movement in interest rates, was $117 million.

PPL utilizes various risk management instruments to reduce its exposure to adverse interest rate movements for future anticipated financings. While PPL is exposed to changes in the fair value of these instruments, they are designed such that an economic loss in value should generally be offset by interest rate savings at the time the future anticipated financing is completed. At March 31, 2002, PPL estimated that its potential exposure to a change in the fair value of these instruments, through a 10% adverse movement in interest rates, was approximately $6 million. See Note 9 to the Financial Statements for a discussion of financial derivative instruments outstanding at March 31, 2002.

Foreign Currency Risk

PPL is exposed to foreign currency risk, primarily through investments in affiliates in Latin America and Europe. In addition, PPL may make purchases of equipment in currencies other than U.S. dollars.

PPL has adopted a foreign currency risk management program designed to hedge certain foreign currency exposures, including firm commitments, recognized assets or liabilities and net investments.

During the first quarter of 2001, PPL entered into contracts for the forward purchase of 51 million euros to pay for certain equipment in 2002 and 2003. The estimated value of these forward purchases as of March 31, 2002, being the amount PPL would have to pay to terminate them, was $4 million.

Nuclear Decommissioning Fund - Securities Price Risk

In connection with certain NRC requirements, PPL Susquehanna maintains trust funds to fund certain costs of decommissioning the Susquehanna station. As of March 31, 2002, these funds were invested primarily in domestic equity securities and fixed-rate, fixed-income securities and are reflected at fair value on PPL's Balance Sheet. The mix of securities is designed to provide returns to be used to fund Susquehanna's decommissioning and to compensate for inflationary increases in decommissioning costs. However, the equity securities included in the trusts are exposed to price fluctuation in equity markets, and the values of fixed-rate, fixed-income securities are exposed to changes in interest rates. PPL Susquehanna actively monitors the investment performance and periodically reviews asset allocation in accordance with its nuclear decommissioning trust policy statement. At March 31, 2002, a hypothetical 10% increase in interest rates and a 10% decrease in equity prices would have resulted in an estimated $18 million reduction in the fair value of the trust assets.

PPL Electric's 1998 restructuring settlement agreement provides for the collection of authorized nuclear decommissioning costs through the CTC. Additionally, PPL Electric is permitted to seek recovery from customers of up to 96% of certain increases in these costs. Under the power supply agreements between PPL Electric and PPL EnergyPlus, these revenues are passed on to PPL EnergyPlus. Similarly, these revenues are passed on to PPL Susquehanna under a power supply agreement between PPL EnergyPlus and PPL Susquehanna. Therefore, PPL's securities price risk is expected to remain insignificant.

PPL ENERGY SUPPLY, LLC AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk Sensitive Instruments

PPL Energy Supply actively manages the market risk inherent in its commodity, debt, and foreign currency and equity positions as detailed in Note 9 to the Financial Statements. PPL Energy Supply has a comprehensive risk management policy to manage the risk exposures related to counterparty credit, energy prices, interest rates and foreign currency exchange rates. An RMC comprised of senior officers of PPL oversees the risk management function. Nonetheless, adverse changes in commodity prices, interest rates, foreign currency exchange rates and equity prices may result in losses in earnings, cash flows and/or fair values. The forward-looking information presented below provides estimates of what may occur in the future, assuming certain adverse market conditions, due to reliance on model assumptions. Actual future results may differ materially from those presented. These disclosures are not precise indicators of expected future losses, but only indicators of reasonably possible losses.

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

As of March 31, 2002, PPL Energy Supply estimated that a 10% adverse movement in market prices across all geographic areas and time periods would have decreased the value of its non-hedge portfolio by $25 million. A similar adverse movement in market prices would have decreased the value of its hedge portfolio by approximately $128 million. However, the change in the value of the hedge portfolio would have been offset by an increase in the value of the underlying commodity, the electricity generated. In addition to commodity price risk, PPL Energy Supply's commodity positions are also subject to operational and event risks including, among others, increases in load demand and forced outages at power plants.

PPL Energy Supply's risk management program is designed to manage the risks associated with market fluctuations in the price of electricity, natural gas, oil and emission allowances. PPL Energy Supply's risk management policy and programs include risk identification and risk limits management, with measurement and controls for daily monitoring. PPL Energy Supply has entered into forward, option, and tolling contracts that require physical delivery of the commodity, as well as futures, exchange-for-physical transactions and other financial contracts (such as swap agreements where settlement is generally based on the difference between a fixed price and an index-based price for the underlying commodity). PPL Energy Supply expects the use of these contracts to be ongoing.

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

Commodity Price Risk - PLR Contract

PPL Electric and PPL EnergyPlus have power supply agreements under which PPL EnergyPlus sells to PPL Electric (under a predetermined pricing arrangement) energy and capacity to fulfill PPL Electric's PLR obligation through 2009. As a result, PPL Electric has shifted any electric price risk relating to its PLR obligation to PPL EnergyPlus for 2002 through 2009.

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

At March 31, 2002, PPL Energy Supply's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was estimated at $2 million.

PPL Energy Supply is also exposed to changes in the fair value of its debt portfolio. At March 31, 2002, PPL estimated that its potential exposure to a change in the fair value of its debt portfolio, through a 10% adverse movement in interest rates, was $12 million.

PPL utilizes various risk management instruments to reduce PPL Energy Supply's exposure to adverse interest rate movements for future anticipated financings. While PPL Energy Supply is exposed to changes in the fair value of these instruments, they are designed such that any economic loss in value should be offset by interest rate savings at the time the future anticipated financing is completed. At March 31, 2002, PPL Energy Supply had not entered into any such instruments.

See Note 9 to the Financial Statements for a discussion of financial derivative instruments outstanding at March 31, 2002.

Foreign Currency Risk

PPL Energy Supply is exposed to foreign currency risk, primarily through investments in affiliates in Latin America and Europe. In addition, PPL Energy Supply may make purchases of equipment in currencies other than U.S. dollars.

PPL has adopted a foreign currency risk management program designed to hedge certain foreign currency exposures, including firm commitments, recognized assets or liabilities and net investments.

During the first quarter of 2001, PPL entered into contracts for the forward purchase of 51 million euros to pay for certain equipment in 2002 and 2003. The estimated value of these forward purchases as of March 31, 2002, being the amount PPL would have to pay to terminate them, was $4 million.

Nuclear Decommissioning Fund - Securities Price Risk

In connection with certain NRC requirements, PPL Susquehanna maintains trust funds to fund certain costs of decommissioning the Susquehanna station. As of March 31, 2002, these funds were invested primarily in domestic equity securities and fixed-rate, fixed-income securities and are reflected at fair value on PPL Energy Supply's Balance Sheet. The mix of securities is designed to provide returns to be used to fund Susquehanna's decommissioning and to compensate for inflationary increases in decommissioning costs. However, the equity securities included in the trusts are exposed to price fluctuation in equity markets, and the values of fixed-rate, fixed-income securities are exposed to changes in interest rates. PPL Susquehanna actively monitors the investment performance and periodically reviews asset allocation in accordance with its nuclear decommissioning trust policy statement. At March 31, 2002, a hypothetical 10% increase in interest rates and a 10% decrease in equity prices would have resulted in an estimated $18 million reduction in the fair value of the trust assets.

PPL Electric's 1998 restructuring settlement agreement provides for the collection of authorized nuclear decommissioning costs through the CTC. Additionally, PPL Electric is permitted to seek recovery from customers of up to 96% of certain increases in these costs. Under the power supply agreements between PPL Electric and PPL EnergyPlus, these revenues are passed on to PPL EnergyPlus. Similarly, these revenues are passed on to PPL Susquehanna under a power supply agreement between PPL EnergyPlus and PPL Susquehanna. Therefore, PPL Energy Supply's securities price risk is expected to remain insignificant.

PPL ELECTRIC UTILITIES CORPORATION AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk Sensitive Instruments

Commodity Price Risk

PPL Electric and PPL EnergyPlus have power supply agreements under which PPL EnergyPlus sells to PPL Electric (under a predetermined pricing arrangement) energy and capacity to fulfill PPL Electric's PLR obligation through 2009. As a result, PPL Electric has shifted any electric price risk relating to its PLR obligation to PPL EnergyPlus for 2002 through 2009.

Interest Rate Risk

PPL Electric has issued debt to finance its operations, which increases its interest rate risk. PPL Electric's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was an insignificant amount at March 31, 2002.

PPL Electric is also exposed to changes in the fair value of its debt portfolio. At March 31, 2002 PPL Electric estimated that its potential exposure to a change in the fair value of its debt portfolio, through a 10% adverse movement in interest rates, was approximately $56 million.

PPL MONTANA, LLC AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk Sensitive Instruments

PPL Montana actively manages the market risk inherent in its business. PPL Montana has adopted a comprehensive risk management policy to manage risk exposures related to energy prices, and through PPL, interest rates and counterparty credit. An RMC comprised of senior officers of PPL oversees the risk management function. Nonetheless, adverse changes in commodity prices and interest rates may result in losses in earnings, cash flows and/or fair values. The forward-looking information presented below provides estimates of what may occur in the future, assuming certain adverse market conditions, due to reliance on model assumptions. As a result, actual future results may differ materially from those presented. These disclosures are not precise indicators of expected future losses, but only indicators of reasonably possible losses.

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

PPL Montana estimated that a 10% adverse movement in market prices across the markets PPL Montana operates in, and across all time periods, would have decreased the value of the hedge portfolio by approximately $68 million at March 31, 2002. A similar adverse movement in market prices would have decreased the value of the non-hedge portfolio by an insignificant amount at March 31, 2002. However, the change in the value of the hedge portfolio would have been offset by an increase in the value of the underlying commodity, the electricity generated. In addition to commodity price risk, PPL Montana's commodity positions are also subject to operational and event risks including, among others, increases in load demand and forced outages at generating plants.

PPL Montana's risk management program is designed to manage the risks associated with market fluctuations in the price of electricity. PPL Montana's risk management policy and programs include risk identification and risk limits management, with measurement and controls for daily risk monitoring. PPL Montana has entered into forward contracts that require physical delivery of electricity and derivative financial instruments, consisting mainly of financial swaps where settlement is generally based on the difference between a fixed-price and an index-based price for the underlying commodity.

Interest Rate Risk

PPL Montana may use borrowings to provide funds for its operations. PPL Montana may utilize various financial derivative products and risk management techniques to adjust the mix of fixed and floating-rate interest rates in its debt portfolio and thereby reduce its exposure to adverse interest rate movements. PPL Montana had $30 million in borrowings outstanding as of March 31, 2002, and its interest rate risk was not significant.

PPL CORPORATION
PPL ENERGY SUPPLY, LLC
PPL ELECTRIC UTILITIES CORPORATION
PPL MONTANA, LLC AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to Item 3 "Legal Proceedings" in PPL's, PPL Energy Supply's, PPL Electric's and PPL Montana's Annual Report to the SEC on Form 10-K for the year ended December 31, 2001 and to the companies' "Notes to Condensed Consolidated Financial Statements" for additional information regarding various pending administrative and judicial proceedings involving regulatory, environmental and other matters.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits
12(a) - Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends 12(b), 12(c) and 12(d) - Computation of Ratio of Earnings to Fixed Charges

(b)	Reports on Form 8-K

Report dated January 4, 2002 - PPL
	Item 5.	Other Events
Announced the scaling back of the generation expansion program in light of continuing declines in wholesale energy prices, and revised the earnings forecasts for 2001 and 2002.

Report dated January 14, 2002 - PPL
	Item 5.	Other Events
Announced the evaluation of the business and regulatory situation in Brazil to determine what actions should be taken with respect to the CEMAR investment.

Report dated January 14, 2002 - PPL Energy Supply
	Item 5.	Other Events
Announced that PPL was evaluating the business and regulatory situation in Brazil to determine what actions should be taken with respect to the CEMAR investment.

Report dated January 30, 2002 - PPL
	Item 5.	Other Events
Reported earnings for 2001, announced a 36% increase in the common stock dividend and revised the earnings forecast for core operations in 2002.
	Item 7.	Financial Statements and Exhibits
Unaudited Consolidated Financial Information

Report dated January 30, 2002 - PPL Energy Supply
	Item 5.	Other Events
Reported updated information regarding the Brazilian and United Kingdom electric delivery businesses and summary consolidated income statement information for 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiaries.

PPL Corporation
(Registrant)

PPL Energy Supply, LLC
(Registrant)

PPL Electric Utilities Corporation
(Registrant)

PPL Montana, LLC
(Registrant)

Date: May 13, 2002	/s/ John R. Biggar
John R. Biggar
Executive Vice President and
Chief Financial Officer
(PPL Corporation)
(principal financial officer)

/s/ James E. Abel
James E. Abel
Treasurer
(PPL Energy Supply, LLC)
(principal financial officer)

/s/ Joseph J. McCabe
Joseph J. McCabe
Vice President and Controller
(PPL Electric Utilities Corporation)
(principal accounting officer)

/s/ Craig D. Bartholomew
Craig D. Bartholomew
Controller
(PPL Montana, LLC)
(principal accounting officer)