Form 10-Q/A
period 2002-03-31
PPL CORP; PPL ENERGY SUPPLY LLC; PPL MONTANA LLC; PPL ELECTRIC UTILITIES CORP
filed 2002-06-21
CIK 922224, 1161976, 1127712, 317187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q/A
Amendment No. 1

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

Reason for Amendment:

This Quarterly Report on Form 10-Q/A is being filed as Amendment No. 1 to amend "Item 1. Financial Statements" of the Registrants' Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed on May 13, 2002. In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which eliminates the amortization of goodwill and other acquired intangible assets with indefinite economic useful lives. SFAS 142 requires an annual impairment test of goodwill at the reporting unit level. A reporting unit is a segment or one level below a segment (referred to as a component). Intangible assets other than goodwill that are not subject to amortization are also required to undergo an annual impairment test. PPL Corporation and its subsidiaries adopted SFAS 142 on January 1, 2002, as reflected in Note 10 to the financial statements filed in Form 10-Q for the quarter ended March 31, 2002.

Note 10 to the financial statements for the quarter ended March 31, 2002 has been revised to include the reconciliation of reported earnings of PPL Corporation and PPL Energy Supply, LLC for the twelve months ended December 31, 2001, 2000 and 1999, to earnings adjusted to exclude the amortization expense related to goodwill and equity method goodwill that will no longer be recorded in accordance with SFAS 142. PPL Corporation, PPL Energy Supply, LLC, PPL Electric Utilities Corporation and PPL Montana, LLC were not affected by changes in amortization periods for other intangible assets. PPL Electric Utilities Corporation and PPL Montana, LLC had no goodwill at December 31, 2001, 2000 and 1999. The adoption of SFAS 142 would not have affected prior period earnings of PPL Electric Utilities Corporation and PPL Montana, LLC.

No attempt has been made in this Form 10-Q/A to modify or update other disclosures as presented in the original Form 10-Q.

(THIS PAGE LEFT BLANK INTENTIONALLY.)

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

  Reconciliation of Annual Reported Earnings from Prior Periods to Exclude Amortization

  (PPL and PPL Energy Supply)

  The following table reconciles annual reported earnings from prior periods to earnings adjusted to exclude the amortization expense related to goodwill and equity method goodwill that will no longer be recorded in accordance with SFAS 142. PPL and PPL Energy Supply were not affected by changes in amortization periods for other intangible assets.

	PPL
	For the Years Ended December 31,
	2001	2000	1999

Reported net income before extraordinary items and cumulative effect of a change in accounting principle	$169	$487	$478
Add back: Goodwill amortization	13	11	8
Add back: Equity method goodwill amortization	3	3	5

Adjusted net income before extraordinary items and cumulative effect of a change in accounting principle	$185	$501	$491

Reported net income	$179	$498	$432
Add back: Goodwill amortization	13	11	8
Add back: Equity method goodwill amortization	3	3	5

Adjusted net income	$195	$512	$445

Basic EPS:
Reported net income before extraordinary items and cumulative effect of a change in accounting principle	$1.16	$3.38	$3.14
Goodwill amortization	0.09	0.07	0.06
Equity method goodwill amortization	0.02	0.02	0.03

Adjusted net income before extraordinary items and cumulative effect of a change in accounting principle	$1.27	$3.47	$3.23

Reported net income	$1.23	$3.45	$2.84
Goodwill amortization	0.09	0.07	0.06
Equity method goodwill amortization	0.02	0.02	0.03

Adjusted net income	$1.34	$3.54	$2.93

Diluted EPS:
Reported net income before extraordinary items and cumulative effect of a change in accounting principle	$1.15	$3.37	$3.14
Goodwill amortization	0.09	0.07	0.06
Equity method goodwill amortization	0.02	0.02	0.03

Adjusted net income before extraordinary items and cumulative effect of a change in accounting principle	$1.26	$3.46	$3.23

Reported net income	$1.22	$3.44	$2.84
Goodwill amortization	0.09	0.07	0.06
Equity method goodwill amortization	0.02	0.02	0.03

Adjusted net income	$1.33	$3.53	$2.93

	PPL Energy Supply
	For the Years Ended December 31,
	2001	2000	1999

Reported net income (loss) before extraordinary items and cumulative effect of a change in accounting principle	$171	$242	$(35)
Add back: Goodwill amortization	12	9	7
Add back: Equity method goodwill amortization	3	3	5

Adjusted net income (loss) before extraordinary items and cumulative effect of a change in accounting principle	$186	$254	$(23)

Reported net income (loss)	$174	$242	$(35)
Add back: Goodwill amortization	12	9	7
Add back: Equity method goodwill amortization	3	3	5

Adjusted net income (loss)	$189	$254	$(23)

  (PPL Electric and PPL Montana)

  PPL Electric and PPL Montana had no goodwill at December 31, 2001, 2000 and 1999. The adoption of SFAS 142 would not have affected prior period earnings of PPL Electric and PPL Montana.

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

PPL Corporation
(Registrant)

PPL Energy Supply, LLC
(Registrant)

PPL Electric Utilities Corporation
(Registrant)

PPL Montana, LLC
(Registrant)

Date: June 21, 2002	/s/ Joseph J. McCabe
Joseph J. McCabe
Vice President and Controller
(PPL Corporation)
(PPL Electric Utilities Corporation)
(principal accounting officer)

/s/ James E. Abel
James E. Abel
Treasurer
(PPL Energy Supply, LLC)
(PPL Montana, LLC)
(principal financial officer)