Form 10-Q
period 2002-06-30
PPL CORP; PPL ELECTRIC UTILITIES CORP; PPL ENERGY SUPPLY LLC; PPL MONTANA LLC
filed 2002-08-13
CIK 922224, 317187, 1161976, 1127712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the period ended June 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________ to ___________

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.

1-11459	PPL Corporation (Exact name of Registrant as specified in its charter) (Pennsylvania) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-2758192

333-74794	PPL Energy Supply, LLC (Exact name of Registrant as specified in its charter) (Delaware) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-3074920

1-905	PPL Electric Utilities Corporation (Exact name of Registrant as specified in its charter) (Pennsylvania) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-0959590

333-50350	PPL Montana, LLC (Exact name of Registrant as specified in its charter) (Delaware) 303 North Broadway - Suite 400 Billings, MT 59101 (406) 237-6900	54-1928759

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

PPL Corporation	Yes X	No
PPL Energy Supply, LLC	Yes X	No
PPL Electric Utilities Corporation	Yes X	No
PPL Montana, LLC	Yes X	No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

PPL Corporation	Common stock, $.01 par value, 147,468,950 shares outstanding at July 31, 2002, excluding 30,993,637 shares held as treasury stock

PPL Energy Supply, LLC	PPL Corporation indirectly holds all of the member interests in PPL Energy Supply, LLC.

PPL Electric Utilities Corporation	Common stock, no par value, 78,029,863 shares outstanding and all held by PPL Corporation at July 31, 2002, excluding 79,270,519 shares held as treasury stock

PPL Montana, LLC	PPL Corporation indirectly holds all of the member interests in PPL Montana, LLC.

PPL Energy Supply, LLC and PPL Montana, LLC meet the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and are therefore filing this form with the reduced disclosure format.

This document is available at the Investor Center on PPL's website at www.pplweb.com. However, information on this website does not constitute a part of this Form 10-Q.

(THIS PAGE LEFT BLANK INTENTIONALLY.)

PPL CORPORATION
PPL ENERGY SUPPLY, LLC
PPL ELECTRIC UTILITIES CORPORATION
PPL MONTANA, LLC

FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2002

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

  If it is an option-based contract, it has an initial net investment equal to the fair value of the option component. If it is not an option-based contract, it requires an initial net investment that is less than five percent of the fully prepaid amount.

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

Griffith Energy - Griffith Energy LLC, a 600 MW gas-fired station in Kingman, Arizona, which is jointly owned by subsidiaries of PPL Generation and Duke Energy Corporation.

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

kWh - kilowatthour, basic unit of electrical energy.

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

MPSC - Montana Public Service Commission.

MW - megawatt.

MWh - megawatthour.

NorthWestern Energy - NorthWestern Energy, L.L.C., a Montana limited liability company that acquired Montana Power's electricity delivery business in the first quarter of 2002, including Montana Power's rights and obligations under existing contracts with PPL Montana.

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

PEPS Units (Premium Equity Participating Security Units) - securities issued by PPL Capital Funding Trust I, consisting of a Preferred Security and a forward contract to purchase PPL common stock.

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

PPL Generation - PPL Generation, LLC, a subsidiary of PPL Energy Supply which owns and operates U.S. generating facilities through various subsidiaries.

PPL Global - PPL Global, LLC, a subsidiary of PPL Energy Supply, which acquires and develops domestic generation projects, and holds international energy projects that are primarily focused on the distribution of electricity.

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

PPL Wallingford - PPL Wallingford LLC, a 225 MW gas-fired station in Wallingford, Connecticut, and a subsidiary of PPL Generation.

Preferred Securities - Company-obligated mandatorily redeemable preferred securities issued by PPL Capital Trust, PPL Capital Trust II and PPL Capital Funding Trust I, holding solely debentures of PPL Electric in the case of PPL Capital Trust and PPL Capital Trust II, and solely debentures of PPL Capital Funding in the case of PPL Capital Funding Trust I.

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

SO2 - sulfur dioxide.

Superfund - federal environmental legislation that addresses remediation of contaminated sites; states also have similar statutes.

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

Forward-looking Information

Certain statements contained in this Form 10-Q concerning expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts are "forward-looking statements" within the meaning of the federal securities laws. Although PPL, PPL Energy Supply, PPL Electric and PPL Montana believe that the expectations and assumptions reflected in these statements are reasonable, there can be no assurance that these expectations will prove to be correct. These forward-looking statements involve a number of risks and uncertainties, and actual results may differ materially from the results discussed in the forward-looking statements. In addition to the specific factors discussed in the Management's Discussion and Analysis of the Financial Condition and Results of Operations sections herein, the following are among the important factors that could cause actual results to differ materially from the forward-looking statements:

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

  receipt and renewals of necessary governmental approvals;

  impact of state or federal investigations applicable to PPL and its subsidiaries and the energy industry;

  capital market conditions and decisions regarding capital structure;

  stock price performance;

  securities and credit ratings;

  foreign exchange rates;

  new state or federal legislation;

  national or regional economic conditions, including any potential effects arising from the September 11, 2001 terrorist attacks in the U.S. and any consequential hostilities; and

  the commitments and liabilities of PPL and its subsidiaries.

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

PPL CORPORATION AND SUBSIDIARIES
Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

In the opinion of PPL, the unaudited financial statements that follow reflect all adjustments necessary to present fairly the Condensed Consolidated Balance Sheet as of June 30, 2002 and December 31, 2001, and the Condensed Consolidated Statement of Income, the Condensed Consolidated Statement of Cash Flows and the Condensed Consolidated Statement of Shareowners' Common Equity and Comprehensive Income for the periods ended June 30, 2002 and 2001.

CONDENSED CONSOLIDATED STATEMENT OF INCOME
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, except per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

Operating Revenues
Utility	$742	$695	$1,547	$1,522
Unregulated retail electric and gas	42	104	91	243
Wholesale energy marketing and trading	352	431	620	889
Energy related businesses	165	181	318	323

Total	1,301	1,411	2,576	2,977

Operating Expenses
Operation
Fuel	128	127	274	314
Energy purchases	343	427	602	823
Other	186	192	377	376
Amortization of recoverable transition costs	50	55	103	126
Maintenance	82	94	144	148
Depreciation	64	67	126	133
Taxes, other than income	47	39	98	80
Energy related businesses	146	162	272	275
Other charges
Write-down of international energy projects	94		100
Workforce reduction	74		74

Total	1,214	1,163	2,170	2,275

Operating Income	87	248	406	702
Other Income - net	6	6	11	12
Interest Expense	100	88	197	192

Income (Loss) Before Income Taxes and Minority Interest	(7)	166	220	522
Income Taxes	4	35	66	161
Minority Interest	1	1	2	3

Income (Loss) Before Cumulative Effect of a Change in Accounting Principle	(12)	130	152	358

Cumulative Effect of a Change in Accounting Principle			(150)

Income (Loss) Before Dividends and Distributions on Preferred Securities	(12)	130	2	358
Dividends and Distributions - Preferred Securities	15	13	32	19

Net Income (Loss)	$(27)	$117	$(30)	$339

Earnings (Loss) Per Share of Common Stock
Basic	$(0.18)	$0.80	$(0.20)	$2.33
Diluted	$(0.18)	$0.80	$(0.20)	$2.31

Dividends Declared per Share of Common Stock	$0.36	$0.265	$0.72	$0.53

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Six Months Ended June 30,
	2002	2001

Net Cash Provided by Operating Activities	$19	$197

Cash Flows From Investing Activities
Expenditures for property, plant and equipment	(248)	(207)
Investment in generating assets and electric energy projects	(256)	(190)
Decrease in notes receivable from affiliates		210
Other investing activities - net	(19)	(3)

Net cash used in investing activities	(523)	(190)

Cash Flows From Financing Activities
Issuance of company-obligated mandatorily redeemable preferred securities		575
Retirement of company-obligated mandatorily redeemable preferred securities	(100)
Issuance of common stock	20	42
Retirement of long-term debt	(191)	(355)
Payment of common and preferred dividends	(127)	(90)
Net increase (decrease) in short-term debt	163	(473)
Other financing activities - net	(1)	(24)

Net cash used in financing activities	(236)	(325)

Net Decrease In Cash and Cash Equivalents	(740)	(318)
Cash and Cash Equivalents at Beginning of Period	933	480

Cash and Cash Equivalents at End of Period	$193	$162

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEET
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	June 30, 2002	December 31, 2001

Assets

Current Assets
Cash and cash equivalents	$193	$933
Accounts receivable (less reserve: 2002, $124; 2001, $121)	635	539
Unbilled revenues	218	248
Fuel, materials and supplies - at average cost	237	251
Prepayments	114	43
Deferred income taxes	91	77
Price risk management assets	111	123
Other	102	116

	1,701	2,330

Investments
Investment in unconsolidated affiliates - at equity	646	586
Investment in unconsolidated affiliates - at cost	120	114
Nuclear plant decommissioning trust fund	281	276
Other	18	23

	1,065	999

Property, Plant and Equipment - net
Electric plant in service
Transmission and distribution	2,677	2,566
Generation	2,521	2,464
General	311	310

	5,509	5,340
Construction work in progress	315	181
Nuclear fuel	116	127

Electric plant	5,940	5,648
Gas and oil plant	199	196
Other property	109	103

	6,248	5,947

Regulatory and Other Noncurrent Assets
Recoverable transition costs	2,069	2,172
Other	1,111	1,118

	3,180	3,290

	$12,194	$12,566

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEET
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	June 30, 2002	December 31, 2001

Liabilities and Equity

Current Liabilities
Short-term debt	$281	$118
Long-term debt	566	498
Above market NUG contracts	76	87
Accounts payable	376	558
Taxes	42	138
Interest	59	61
Dividends	62	51
Price risk management liabilities	112	106
Other	206	213

	1,780	1,830

Long-term Debt	4,882	5,081

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes and investment tax credits	1,500	1,449
Above market NUG contracts	390	493
Other	927	911

	2,817	2,853

Commitments and Contingent Liabilities

Minority Interest	38	38

Company-obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely Company Debentures	725	825

Preferred Stock
With sinking fund requirements	31	31
Without sinking fund requirements	51	51

	82	82

Shareowners' Common Equity
Common stock	2	2
Capital in excess of par value	1,976	1,956
Treasury stock	(836)	(836)
Earnings reinvested	887	1,023
Accumulated other comprehensive loss	(120)	(251)
Capital stock expense and other	(39)	(37)

	1,870	1,857

	$12,194	$12,566

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENT OF SHAREOWNERS' COMMON EQUITY AND COMPREHENSIVE INCOME
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

Common stock at beginning of period	$2	$2	$2	$2

Common stock at end of period	2	2	2	2

Capital in excess of par value at beginning of period	1,975	1,919	1,956	1,895
Common stock issued (a)	1	18	20	42

Capital in excess of par value at end of period	1,976	1,937	1,976	1,937

Treasury stock at beginning of period	(836)	(836)	(836)	(836)

Treasury stock at end of period	(836)	(836)	(836)	(836)

Earnings reinvested at beginning of period	967	1,182	1,023	999
Net income (loss) (b)	(27)	117	(30)	339
Cash dividends declared on common stock	(53)	(39)	(106)	(78)

Earnings reinvested at end of period	887	1,260	887	1,260

Accumulated other comprehensive loss at beginning of period	(255)	(253)	(251)	(36)
Foreign currency translation adjustments (b) (c)	136	(46)	144	(71)
Unrealized loss on available-for-sale securities (b)	(1)	(1)	(2)	(3)
Unrealized gain (loss) on qualifying derivatives (b) (d)		225	(11)	35

Accumulated other comprehensive loss at end of period	(120)	(75)	(120)	(75)

Capital stock expense and other at beginning of period	(39)	(12)	(37)	(12)
Issuance costs and other charges to issue PEPS Units		(24)		(24)
Other			(2)

Capital stock expense and other at end of period	(39)	(36)	(39)	(36)

Total Shareowners' Common Equity	$1,870	$2,252	$1,870	$2,252

Common stock shares at beginning of period (a)	147,122	145,623	146,580	145,041
Common stock issued through the ESOP, DRIP, ICP, ICPKE and structured equity program	43	410	585	992

Common stock shares at end of period	147,165	146,033	147,165	146,033

(a) In thousands. $.01 par value, 390 million shares authorized. Each share entitles the holder to one vote on any question presented to any shareowners' meeting.
(b) Statement of Comprehensive Income:
Net income (loss)	$(27)	$117	$(30)	$339
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax (benefit) of $(4), $(3), $(10), $(13)	136	(46)	144	(71)
Unrealized loss on available-for-sale securities, net of tax (benefit) of $(1), $0, $(1), $(2)	(1)	(1)	(2)	(3)
Unrealized gain (loss) on qualifying derivatives, net of tax (benefit) of $149, $(7), $17		225	(11)	35

Total other comprehensive income (loss)	135	178	131	(39)

Comprehensive Income	$108	$295	$101	$300

(c)	Includes a $94 million credit for the write-off of the CEMAR cumulative translation adjustment in June 2002. See Note 14 for additional information.
(d)	Includes a $(182) million cumulative effect of a change in accounting principle from the adoption of SFAS 133 on January 1, 2001.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

(THIS PAGE LEFT BLANK INTENTIONALLY.)

PPL ENERGY SUPPLY, LLC AND SUBSIDIARIES
Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

In the opinion of PPL Energy Supply, the unaudited financial statements that follow reflect all adjustments necessary to present fairly the Condensed Consolidated Balance Sheet as of June 30, 2002 and December 31, 2001, and the Condensed Consolidated Statement of Income, the Condensed Consolidated Statement of Cash Flows and the Condensed Consolidated Statement of Member's Equity and Comprehensive Income for the periods ended June 30, 2002 and 2001.

CONDENSED CONSOLIDATED STATEMENT OF INCOME
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

Operating Revenues
Wholesale energy marketing and trading	$352	$433	$620	$889
Wholesale energy marketing to affiliates	339	305	708	639
Utility	109	101	212	212
Unregulated retail electric and gas	42	103	91	243
Energy related businesses	164	170	315	306

Total	1,006	1,112	1,946	2,289

Operating Expenses
Operation
Fuel	109	106	221	245
Energy purchases	286	370	484	700
Energy purchases from affiliates	40	53	86	98
Other operation and maintenance	197	215	387	388
Transmission	6	15	13	34
Depreciation	39	42	76	85
Taxes, other than income	10	12	19	24
Energy related businesses	136	146	251	240
Other charges
Write-down of international energy projects	94		100
Workforce reduction	40		40

Total	957	959	1,677	1,814

Operating Income	49	153	269	475

Other Income - net	12	18	21	32

Interest Expense	19	2	36	2

Interest Expense with Affiliate		3	1	26

Income Before Income Taxes and Minority Interest	42	166	253	479

Income Taxes	32	41	97	151

Minority Interest	1	1	2	3

Income Before Cumulative Effect of a Change in Accounting Principle	9	124	154	325

Cumulative Effect of a Change in Accounting Principle			(150)

Net Income	$9	$124	$4	$325

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Six Months Ended June 30,
	2002	2001

Net Cash Provided by (Used in) Operating Activities	$(36)	$72

Cash Flows From Investing Activities
Expenditures for property, plant and equipment	(157)	(131)
Investment in generating assets and electric energy projects	(256)	(190)
Net decrease in notes receivable from affiliates	152	262
Other investing activities - net	(17)	8

Net cash used in investing activities	(278)	(51)

Cash Flows From Financing Activities
Retirement of long-term debt	(10)	(21)
Contributions from Member	5	1,567
Distributions to Member	(552)	(324)
Net increase (decrease) in short-term debt	165	(78)
Net decrease in short-term debt payable to affiliates		(1,191)
Other financing activities - net	(3)

Net cash used in financing activities	(395)	(47)

Net Decrease In Cash and Cash Equivalents	(709)	(26)
Cash and Cash Equivalents at Beginning of Period	815	130

Cash and Cash Equivalents at End of Period	$106	$104

Non-cash contributions from Member:
Intercompany notes and accounts receivable		$920

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEET
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	June 30, 2002	December 31, 2001
Assets

Current Assets
Cash and cash equivalents	$106	$815
Accounts receivable (less reserve: 2002, $102; 2001, $100)	393	343
Unbilled revenues	118	114
Accounts receivable from affiliates	184	113
Notes receivable from affiliates	153	305
Fuel, materials and supplies - at average cost	203	209
Price risk management assets	107	123
Other	125	100

	1,389	2,122

Investments
Investment in unconsolidated affiliates - at equity	646	586
Investment in unconsolidated affiliates - at cost	120	114
Note receivable from affiliates	90	90
Nuclear plant decommissioning trust fund	281	276
Other	4	7

	1,141	1,073

Property, Plant and Equipment - net
Electric plant in service
Transmission and distribution	535	465
Generation	2,521	2,464
General	119	122

	3,175	3,051
Construction work in progress	279	146
Nuclear fuel	116	127

Electric plant	3,570	3,324
Gas and oil plant	24	23
Other property	74	71

	3,668	3,418

Other Noncurrent Assets	541	548

	$6,739	$7,161

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEET
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	June 30, 2002	December 31, 2001

Liabilities and Equity

Current Liabilities
Short-term debt	$281	$118
Long-term debt	37	24
Accounts payable	313	493
Accounts payable to affiliates	24	47
Above market NUG contracts	76	87
Taxes	49	94
Collateral on PLR energy supply to affiliate	68
Deferred revenue on PLR energy supply to affiliate	12	11
Price risk management liabilities	108	97
Other	140	165

	1,108	1,136

Long-term Debt	745	737

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes and investment tax credits	160	55
Above market NUG contracts	390	493
Nuclear plant decommissioning	290	294
Deferred revenue on PLR energy supply to affiliate	75	79
Other	374	357

	1,289	1,278

Commitments and Contingent Liabilities

Minority Interest	38	38

Member's Equity	3,559	3,972

	$6,739	$7,161

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENT OF MEMBER'S EQUITY AND COMPREHENSIVE INCOME
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

		Three Months Ended June 30,		Six Months Ended June 30,
		2002	2001	2002	2001

Member's Equity at beginning of period		$3,742	$3,255	$3,972	$2,577
	Member contributions	4	1,567	5	2,486
	Net income (a)	9	124	4	325
	Other comprehensive income (loss), net of tax:
	Foreign currency translation adjustments (a) (b)	136	(46)	144	(71)
	Unrealized gain (loss) on qualifying derivatives (a) (c)	(1)	218	(14)	33
	Distributions to Member	(331)		(552)	(232)

Member's Equity at end of period		$3,559	$5,118	$3,559	$5,118

(a)	Statement of Comprehensive Income:
	Net income	$9	$124	$4	$325
	Other comprehensive income (loss):
	Foreign currency translation adjustments, net of tax (benefit) of $(4), $(3), $(10), $(13)	136	(46)	144	(71)
	Unrealized loss on qualifying derivatives, net of tax (benefit) of $(1), $147, $(10), $23	(1)	218	(14)	33

	Total other comprehensive income (loss)	135	172	130	(38)

	Comprehensive Income	$144	$296	$134	$287

(b)	Includes a $94 million credit for the write-off of the CEMAR cumulative translation adjustment in June 2002. See Note 14 for additional information.
(c)	Includes a $(182) million cumulative effect of a change in accounting principle from the adoption of SFAS 133 on January 1, 2001.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

(THIS PAGE LEFT BLANK INTENTIONALLY.)

PPL ELECTRIC UTILITIES CORPORATION AND SUBSIDIARIES
Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

In the opinion of PPL Electric, the unaudited financial statements that follow reflect all adjustments necessary to present fairly the Condensed Consolidated Balance Sheet as of June 30, 2002 and December 31, 2001, and the Condensed Consolidated Statement of Income, the Condensed Consolidated Statement of Cash Flows and the Condensed Consolidated Statement of Shareowner's Common Equity and Comprehensive Income for the periods ended June 30, 2002 and 2001.

CONDENSED CONSOLIDATED STATEMENT OF INCOME
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

Operating Revenues
Retail electric	$595	$558	$1,236	$1,192
Retail electric to affiliate	8	6	13	11
Wholesale electric	6	7	13	17
Wholesale electric to affiliate	40	43	82	88
Energy related businesses	2	11	4	17

Total	651	625	1,348	1,325

Operating Expenses
Operation
Energy purchases	51	44	105	89
Energy purchases from affiliate	339	300	708	634
Other	61	62	116	121
Amortization of recoverable transition costs	50	55	103	126
Maintenance	16	13	27	26
Depreciation	23	22	46	45
Taxes, other than income	38	27	79	55
Energy related businesses	1	10	3	16
Workforce reduction	33		33

Total	612	533	1,220	1,112

Operating Income	39	92	128	213

Other Income - net	2	1	7	5

Interest Expense	53	52	109	114

Income (Loss) Before Income Taxes	(12)	41	26	104

Income Taxes (Benefit)	(9)	13	3	36

Income (Loss) Before Dividends on Preferred Securities	(3)	28	23	68

Dividends - Preferred Securities	5	7	11	13

Net Income (Loss)	$(8)	$21	$12	$55

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Six Months Ended June 30,
	2002	2001

Net Cash Provided by Operating Activities	$82	$155

Cash Flows From Investing Activities
Expenditures for property, plant and equipment	(86)	(65)
Net decrease in notes receivable from parent and affiliates	270	70
Other investing activities - net	3	(10)

Net cash provided by (used in) investing activities	187	(5)

Cash Flows From Financing Activities
Retirement of long-term debt	(171)	(329)
Retirement of company-obligated mandatorily redeemable preferred securities	(100)
Deposit of funds for the retirement of long-term debt		(5)
Payment of common and preferred dividends	(42)	(37)
Redemption of preferred stock		(1)
Net decrease in short-term debt		(40)

Net cash used in financing activities	(313)	(412)

Net Decrease in Cash and Cash Equivalents	(44)	(262)
Cash and Cash Equivalents at Beginning of Period	79	267

Cash and Cash Equivalents at End of Period	$35	$5

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEET
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	June 30, 2002	December 31, 2001
Assets

Current Assets
Cash and cash equivalents	$35	$79
Accounts receivable (less reserve: 2002, $21; 2001, $19)	206	179
Unbilled revenues	99	131
Accounts receivable from affiliates	23	18
Notes receivable from affiliates	80	350
Income tax receivable	35	35
Prepayments	55	4
Prepayment on PLR energy supply from affiliate	12	11
Deferred income taxes	43	41
Collateral on PLR energy supply from affiliate	68
Other	35	35

	691	883

Property, Plant and Equipment - net
Electric plant in service
Transmission and distribution	2,142	2,101
General	184	183

	2,326	2,284
Construction work in progress	37	32

Electric plant	2,363	2,316
Other property	3	3

	2,366	2,319

Regulatory and Other Noncurrent Assets
Recoverable transition costs	2,069	2,172
Prepayment on PLR energy supply from affiliate	75	79
Other	450	468

	2,594	2,719

	$5,651	$5,921

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEET
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	June 30, 2002	December 31, 2001

Liabilities and Equity

Current Liabilities
Long-term debt	$269	$274
Accounts payable	32	34
Accounts payable to affiliates	159	122
Taxes	48	74
Interest	35	34
Other	52	46

	595	584

Long-term Debt	3,019	3,185

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes and investment tax credits	750	757
Other	141	132

	891	889

Commitments and Contingent Liabilities

Company-obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely Company Debentures	150	250

Preferred Stock
With sinking fund requirements	31	31
Without sinking fund requirements	51	51

	82	82

Shareowner's Common Equity
Common stock	1,476	1,476
Additional paid-in capital	51	51
Treasury stock	(912)	(912)
Earnings reinvested	315	332
Capital stock expense and other	(16)	(16)

	914	931

	$5,651	$5,921

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENT OF SHAREOWNER'S COMMON EQUITY AND COMPREHENSIVE INCOME
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

Common stock at beginning of period	$1,476	$1,476	$1,476	$1,476

Common stock at end of period	1,476	1,476	1,476	1,476

Additional paid-in capital at beginning of period	51	55	51	55

Additional paid-in capital at end of period	51	55	51	55

Treasury stock at beginning of period	(912)	(632)	(912)	(632)

Treasury stock at end of period	(912)	(632)	(912)	(632)

Earnings reinvested at beginning of period	333	304	332	277
Net income (loss) (b)	(8)	21	12	55
Cash dividends declared on common stock	(10)	(24)	(29)	(31)

Earnings reinvested at end of period	315	301	315	301

Accumulated other comprehensive income (loss) at beginning of period
Unrealized loss on qualifying derivatives (b)		(1)		(1)

Accumulated other comprehensive loss at end of period		(1)		(1)

Capital stock expense and other at beginning of period	(16)	(16)	(16)	(16)

Capital stock expense and other at end of period	(16)	(16)	(16)	(16)

Total Shareowner's Common Equity	$914	$1,183	$914	$1,183

Common stock shares at beginning of period (a)	78,030	102,230	78,030	102,230

Common stock shares at end of period	78,030	102,230	78,030	102,230

(a)	In thousands. No par value. 170 million shares authorized. All common shares of PPL Electric stock are owned by PPL.
(b) Statement of Comprehensive Income:
Net income (loss)	$(8)	$21	$12	$55
Other comprehensive loss:
Unrealized loss on qualifying derivatives, net of tax (benefit) of $0, $(1)		(1)		(1)

Total other comprehensive loss		(1)		(1)

Comprehensive Income (Loss)	$(8)	$20	$12	$54

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

PPL MONTANA, LLC AND SUBSIDIARIES
Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

In the opinion of PPL Montana, the unaudited financial statements that follow reflect all adjustments necessary to present fairly the Condensed Consolidated Balance Sheet as of June 30, 2002 and December 31, 2001, and the Condensed Consolidated Statement of Income, the Condensed Consolidated Statement of Cash Flows and the Condensed Consolidated Statement of Member's Equity and Comprehensive Income for the periods ended June 30, 2002 and 2001.

CONDENSED CONSOLIDATED STATEMENT OF INCOME
PPL Montana, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

Operating Revenues
Wholesale energy marketing and trading	$56	$76	$105	$226
Wholesale energy marketing to affiliate	13	23	30	55
Other			1	1

Total	69	99	136	282

Operating Expenses
Operation
Fuel	6	5	14	14
Energy purchases	17	17	22	34
Other operation and maintenance	31	29	54	49
Transmission	1	2	3	5
Depreciation	2	2	5	5
Taxes, other than income	4	5	8	8

Total	61	60	106	115

Operating Income	8	39	30	167

Other Income - net	1	1	1	2

Interest Expense	2	2	3	4

Income Before Income Taxes	7	38	28	165

Income Taxes	3	15	11	65

Net Income	$4	$23	$17	$100

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
PPL Montana, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Six Months Ended June 30,
	2002	2001

Net Cash Provided by Operating Activities	$20	$123

Cash Flows From Investing Activities
Proceeds from sale of property, plant and equipment		1
Expenditures for property, plant and equipment	(13)	(12)

Net cash used in investing activities	(13)	(11)

Cash Flows From Financing Activities
Repayments on revolving line of credit	(14)
Borrowings on revolving line of credit	10
Distribution to Member		(167)

Net cash used in financing activities	(4)	(167)

Net Increase (Decrease) in Cash and Cash Equivalents	3	(55)
Cash and Cash Equivalents at Beginning of Period	24	79

Cash and Cash Equivalents at End of Period	$27	$24

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEET
PPL Montana, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	June 30, 2002	December 31, 2001

Assets

Current Assets
Cash and cash equivalents	$27	$24
Accounts receivable (less reserve: 2002, $47; 2001, $47)	25	22
Accounts receivable from joint owners	7	6
Accounts receivable from affiliates	2	4
Fuel, materials and supplies - at average cost	6	6
Price risk management assets	13	14
Deferred income taxes	8	4
Prepayments and other	5	4

	93	84

Noncurrent Assets
Property, plant and equipment - net	433	425
Deferred income taxes	18	20
Other	122	122

	573	567

	$666	$651

Liabilities and Equity

Current Liabilities
Accounts payable	$55	$36
Accounts payable to Member	14	11
Revolving line of credit	40	44
Accrued expenses	22	14
Price risk management liabilities	5	4
Wholesale energy commitments	2	13

	138	122

Noncurrent Liabilities
Employee benefit obligations	17	16
Wholesale energy commitments	63	65
Other	23	27

	103	108

Commitments and Contingent Liabilities

Member's Equity	425	421

	$666	$651

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENT OF MEMBER'S EQUITY AND COMPREHENSIVE INCOME
PPL Montana, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

		Three Months Ended June 30,		Six Months Ended June 30,
		2002	2001	2002	2001

Member's Equity at beginning of period		$420	$248	$421	$453
	Net income (a)	4	23	17	100
	Other comprehensive income (loss), net of tax
	Unrealized gain (loss) on qualifying derivatives (a) (b)	1	183	(13)	1
	Distribution to Member		(67)		(167)

Member's Equity at end of period		$425	$387	$425	$387

(a)	Statement of Comprehensive Income:
	Net income	$4	$23	$17	$100
	Other comprehensive income (loss):
	Unrealized gain (loss) on qualifying derivatives, net of tax (benefit) of $0, $117, $(9), $0	1	183	(13)	1

	Total other comprehensive income (loss)	1	183	(13)	1

	Comprehensive Income	$5	$206	$4	$101

(b)	Includes a $(156) million cumulative effect of a change in accounting principle from adoption of SFAS 133 on January 1, 2001.

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

  Certain amounts in the June 30, 2001 and December 31, 2001 financial statements have been reclassified to conform to the presentation in the June 30, 2002 financial statements.

  Summary of Significant Accounting Policies

  The following accounting policy disclosures represent updates to the "Summary of Significant Accounting Policies" footnote in each company's Annual Report to the SEC on Form 10-K for the year ended December 31, 2001.

  Utility Revenue

  (PPL and PPL Energy Supply)

  The Statement of Income "Operating Revenues - Utility" line item contains operating revenues from domestic and international rate regulated delivery operations. This revenue was previously reported as "Retail electric and gas" and "Wholesale energy marketing and trading" by PPL and as "Retail electric and gas" by PPL Energy Supply.

  Independent System Operator

  (PPL, PPL Energy Supply and PPL Electric)

  Certain PPL subsidiaries participate in the PJM in several roles. Certain PPL subsidiaries also participate in the New England Power Pool (NEPOOL) and the New York ISO (NYISO) in a less significant way. In PJM, PPL EnergyPlus is a marketer, a load-serving entity to its customer-choice customers, and a buyer for PPL's Pennsylvania generation subsidiaries. PPL Electric is a transmission owner and provider of last resort load in PJM. In NEPOOL, PPL EnergyPlus is a marketer and a buyer for PPL's New England generating assets. In the NYISO, PPL EnergyPlus acts as a marketer. PPL Electric does not participate in NEPOOL or NYISO.

  A function of interchange accounting is to "match" participants' MWh entitlements (generation plus scheduled bilateral purchases) against their MWh obligations (load plus scheduled bilateral sales) during every hour of every day. If the net result during any given hour is an entitlement, the participant is credited with a spot market sale to the ISO at the respective market price for that hour; if the net result is an obligation, the participant is charged with a spot market purchase from the ISO at the respective market price for that hour. ISO purchases and sales are not allocated to individual customers.

  PPL records the hourly net sales and purchases in its financial statements as sales to and purchases from the respective ISOs, in accordance with FERC and industry accounting.

  Segment and Related Information

  (PPL and PPL Energy Supply)

  PPL's reportable segments are Supply, Delivery and International. The Supply segment primarily consists of the domestic energy marketing, domestic generation and domestic development operations of PPL Energy Supply. The Delivery segment includes the regulated electric and gas delivery operations of PPL Electric and PPL Gas Utilities. The International segment includes PPL Global's responsibility for the acquisition, development, ownership and operation of international energy projects. The majority of PPL Global's international investments are located in the U.K., Chile and El Salvador.

  PPL Energy Supply's reportable segments are Supply and International. The International segment at the PPL Energy Supply level is consistent with the International segment at the PPL level. The Supply segment information reported at the PPL Energy Supply level will not agree with the Supply segment information reported at the PPL level. Additional Supply segment functions, including telecommunications, exist at PPL that are outside of PPL Energy Supply. Furthermore, certain income items, including PLR revenue and certain interest income, exist at the PPL Energy Supply level, but are eliminated in consolidation at the PPL level. Finally, certain expense items are fully allocated to the segments at the PPL level only.

  Segments include direct charges, as well as an allocation of indirect corporate costs, for services provided by PPL Services. These service costs include functions such as financial, legal, human resources and information services.

  See Note 9 for a discussion of the PLR contracts between PPL Electric and PPL EnergyPlus. PPL EnergyPlus' sales to PPL Electric, to meet PPL Electric's PLR load, are included in the Supply segment of PPL Energy Supply. PPL Electric's sales of this electricity to its PLR customers are included in the Delivery segment of PPL. There are no intersegment revenues for PPL or PPL Energy Supply.

  Previously reported information has been reclassified to conform to the current presentation. Changes from previous reports include the allocation of interest expense to segments, and the reporting of PLR revenues at PPL in the Delivery segment rather than in the Supply segment. Financial data for the segments are as follows (millions of dollars):

  (PPL)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

Income Statement Data

Revenues from external customers
Supply	$514	$607	$943	$1,239
International	153	140	294	303
Delivery	634	664	1,339	1,435

	1,301	1,411	2,576	2,977
Net Income (Loss)
Supply	58	78	174	239
International (a)	(77)	18	(222)	38
Delivery	(8)	21	18	62

	$(27)	$117	$(30)	$339

	June 30, 2002	December 31, 2001
Balance Sheet Data
Total assets
Supply	$4,687	$4,720
International	1,736	1,749
Delivery	5,771	6,097

	$12,194	$12,566

(a)	The International segment includes the "Cumulative Effect of a Change in Accounting Principle" recorded in March 2002. See Note 12 for additional information. The international segment also includes the write-downs of the CEMAR investment described in Note 14.

  (PPL Energy Supply)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

Income Statement Data

Revenues from external customers
Supply	$853	$972	$1,652	$1,986
International	153	140	294	303

	1,006	1,112	1,946	2,289

Net Income
Supply	86	106	226	287
International (a)	(77)	18	(222)	38

	$9	$124	$4	$325

	June 30, 2002	December 31, 2001
Balance Sheet Data
Total assets
Supply	$5,003	$5,412
International	1,736	1,749

	$6,739	$7,161

(a)	The International segment includes the "Cumulative Effect of a Change in Accounting Principle" recorded in March 2002. See Note 12 for additional information. The international segment also includes the write-downs of the CEMAR investment described in Note 14.

  Investment in Unconsolidated Affiliates - at Equity

  (PPL and PPL Energy Supply)

  Investments in unconsolidated affiliates accounted for under the equity method by both PPL and PPL Energy Supply were $646 million and $586 million at June 30, 2002 and December 31, 2001. The most significant investment was PPL Global's investment in WPDH Limited, which was $406 million at June 30, 2002 and $328 million at December 31, 2001. At June 30, 2002, PPL Global had a 51% equity ownership interest in WPDH Limited, but shared joint control with Mirant. The respective Shareholders' Agreements provide for PPL Global and Mirant each to elect four directors to the Board, with majority Board approval generally required for significant operating and financial decisions, including but not limited to:

  issuance, purchase, redemption, reorganization or reduction of share capital or any equity security;

  alteration of any of the provisions of the articles of association;

  petition for the appointment of an administrator or liquidator or invite any person to appoint an administrative receiver;

  fundamentally change the nature of the business;

  make any election in respect of UK Corporation Tax which would have a material adverse effect on one shareholder but not on the other;

  declare dividends; and

  incur additional indebtedness if to do so would result in a reduction of the company's credit rating to below that of investment grade.

  Accordingly, PPL Global accounts for its investment in WPDH Limited (and other investments where it has majority ownership but lacks voting control) under the equity method of accounting.

  Summarized below is information from the financial statements of unconsolidated affiliates accounted for under the equity method, underlying the amounts included in PPL's and PPL Energy Supply's consolidated financial statements (millions of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

Income Statement Data
Revenues	$172	$156	$350	$332
Operating Income	114	80	211	167
Net Income	52	65	81	144

	June 30, 2002	December 31, 2001

Balance Sheet Data
Current Assets	$1,235	$612
Noncurrent Assets	4,792	5,517
Current Liabilities	423	502
Noncurrent Liabilities	3,974	3,955

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

  Preferred dividends are included in net income in the computation of basic and diluted EPS.

  The basic and diluted EPS calculations, and the reconciliation of the shares used in the calculations, are shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

(Millions of Dollars or Thousands of Shares)

Income (Numerator)
Net Income (Loss) - before cumulative effect of a change in accounting principle	$(27)	$117	$120	$339
Cumulative effect of a change in accounting principle			(150)

Net Income (Loss)	$(27)	$117	$(30)	$339

Shares (Denominator)
Shares for Basic EPS	147,149	145,901	146,927	145,608
Add: Incremental shares:
Stock options		730	275	794
Stock units		69	73	69

Shares for Diluted EPS	147,149	146,700	147,275	146,471

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

(Millions of Dollars or Thousands of Shares)

Basic EPS
Net Income (Loss) - before cumulative effect of a change in accounting principle	$(0.18)	$0.80	$0.82	$2.33
Cumulative effect of a change in accounting principle			(1.02)

Net Income (Loss)	$(0.18)	$0.80	$(0.20)	$2.33

Diluted EPS
Net Income (Loss) - before cumulative effect of a change in accounting principle	$(0.18)	$0.80	$.82	$2.31
Cumulative effect of a change in accounting principle			(1.02)

Net Income (Loss)	$(0.18)	$0.80	$(0.20)	$2.31

  In May 2001, PPL issued 23 million PEPS Units that contain a purchase contract component for PPL's common stock. The PEPS Units will only be dilutive if the average price of PPL's common stock exceeds $65.03 for any period. Therefore, they were excluded from the diluted EPS calculations for the three and six months ended June 30, 2002 and June 30, 2001.

  Stock options to purchase 3,058,000 PPL common shares and 67,000 directors stock units for the three months ended June 30, 2002 were not included in that period's computation of diluted EPS. Since PPL had a loss before the cumulative effect of a change in accounting principle, the effect would have been antidilutive.

  Stock options to purchase 879,000 PPL common shares for the six months ended June 30, 2002 were not included in that period's computation of diluted EPS because the exercise price of the options was greater than the average market price of the common shares. Therefore, the effect would have been antidilutive.

  Credit Arrangements, Financing Activities and Leases

  Credit Arrangements

  (PPL, PPL Energy Supply and PPL Electric)

  In order to enhance liquidity, and as a credit back-stop to their respective commercial paper programs, PPL Electric maintains a $400 million 364-day credit facility maturing in June 2003 (replacing a similar facility that had expired in June 2002) and PPL Energy Supply maintains three credit facilities: a $300 million 364-day credit facility maturing in June 2003, a $500 million three-year credit facility maturing in June 2004, and a $300 million three-year credit facility maturing in June 2005 (the two $300 million credit facilities replace a $600 million 364-day credit facility which expired in June 2002). At June 30, 2002, no borrowings were outstanding under any of these facilities. Both PPL Electric and PPL Energy Supply have the ability to cause lenders to issue letters of credit under their respective facilities. At June 30, 2002, PPL Electric had no letters of credit outstanding under its facility and PPL Energy Supply had $17 million of letters of credit outstanding under its $500 million facility.

  (PPL, PPL Energy Supply and PPL Montana)

  PPL Montana maintains a $100 million three-year credit facility maturing in November 2002 to meet its liquidity needs and to provide for the issuance of up to $75 million in letters of credit. At June 30, 2002, PPL Montana had outstanding borrowings of $40 million and had outstanding letters of credit of $35 million under this facility. Additionally, PPL Montana had maintained a $150 million credit facility which matured in April 2002, designed for the sole purpose of issuing letters of credit. This facility was not renewed.

  (PPL, PPL Energy Supply, PPL Electric and PPL Montana)

  The subsidiaries of PPL are separate legal entities. PPL's subsidiaries are not liable for the debts of PPL. Accordingly, creditors of PPL may not satisfy their debts from the assets of the subsidiaries absent a specific contractual undertaking by a subsidiary to pay PPL's creditors or as required by applicable law or regulation. Similarly, absent a specific contractual undertaking or as required by applicable law or regulation, PPL is not liable for the debts of its subsidiaries. Accordingly, creditors of PPL's subsidiaries may not satisfy their debts from the assets of PPL absent a specific contractual undertaking by PPL to pay the creditors of its subsidiaries or as required by applicable law or regulation.

  Similarly, the subsidiaries of PPL Energy Supply, PPL Electric and PPL Montana are separate legal entities. These subsidiaries are not liable for the debts of PPL Energy Supply, PPL Electric and PPL Montana. Accordingly, creditors of PPL Energy Supply, PPL Electric and PPL Montana may not satisfy their debts from the assets of their subsidiaries absent a specific contractual undertaking by a subsidiary to pay the creditors or as required by applicable law or regulation. In addition, absent a specific contractual undertaking or as required by applicable law or regulation, PPL Energy Supply, PPL Electric and PPL Montana are not liable for the debts of their subsidiaries. Accordingly, creditors of these subsidiaries may not satisfy their debts from the assets of PPL Energy Supply, PPL Electric or PPL Montana absent a specific contractual undertaking by that parent to pay the creditors of its subsidiaries or as required by applicable law or regulation.

  Financing Activities

  (PPL)

  In February 2002, PPL Capital Funding repurchased $10 million, par value, of its medium-term notes, 7.75% Series due 2005, at a market value of $11 million.

  During the first quarter of 2002, PPL issued $13 million of common stock in small amounts on a periodic basis under its Structured Equity Shelf Program.

  (PPL and PPL Energy Supply)

  At June 30, 2002, PPL Energy Supply had $155 million of commercial paper outstanding. As of June 30, 2002, some foreign subsidiaries of PPL Energy Supply had short-term borrowings from banks of $86 million that are non-recourse to PPL Energy Supply.

  (PPL and PPL Electric)

  In May 2002, PPL Electric:

  retired $11 million of its outstanding First Mortgage Bonds, 8-1/2% Series due 2022, at par value, through the maintenance and replacement fund provisions of the 1945 First Mortgage Bond Indenture;

  retired $28 million of its outstanding First Mortgage Bonds, 7-3/4% Series due May 2002, at par value; and

  instructed the property trustee of PPL Capital Trust to redeem, at par value, all of the $100 million of outstanding 8.20% Preferred Securities due 2027 that were previously issued by PPL Capital Trust.

  During the first six months of 2002, PPL Transition Bond Company made principal payments on bonds totaling $132 million.

  At June 30, 2002, there was no commercial paper or bank borrowings outstanding for PPL Electric.

  (PPL Energy Supply)

  During the six months ended June 2002, PPL Energy Supply distributed $552 million to its parent company, PPL Energy Funding.

  Leases

  (PPL, PPL Energy Supply and PPL Montana)

  Colstrip Generating Plant

  In July 2000, PPL Montana sold its interest in the Colstrip generating plant to owner lessors who are leasing the assets back to PPL Montana under four 36-year operating leases. PPL Montana leases a 50% interest in Colstrip Units 1 and 2 and a 30% interest in Unit 3, through four non-cancelable operating leases. These leases provide two renewal options based on the economic useful life of the generation assets. The amount outstanding under these leases at June 30, 2002 was $334 million. There is no residual value guarantee in these Montana leases. However, upon an event of default or an event of loss, the lessee could be required to pay a termination value of amounts sufficient to allow the lessor to repay amounts owing on the lessor notes and make the lessor whole for its equity investment and anticipated return on investment. The events of default include payment defaults, breaches of representations of covenants, acceleration of other indebtedness of PPL Montana, change in control of PPL Montana and certain bankruptcy events.

  (PPL and PPL Energy Supply)

  Cancellation of Lease for Turbine Generator Units and Related Equipment

  In November 2000, a PPL Global subsidiary entered into a $555 million operating lease arrangement for turbine generator units and related equipment (SCRs, transformers and spare engines). In June 2002, this operating lease was cancelled in connection with the decision in December 2001 to cancel several development projects. Prior to terminating the lease, certain equipment under this lease was either purchased by a PPL Global subsidiary or sold to another lessor.

  University Park and Sundance

  In May 2001, a PPL Global subsidiary entered into a $1.06 billion operating lease arrangement, as lessee, for the development, construction and operation of several commercial power generation facilities. In February 2002, in connection with the December 2001 decision to cancel several development projects, the available commitment under this lease was reduced to approximately $700 million to cover only two projects located in University Park, Illinois, and Sundance, Arizona. In July 2002, these facilities were substantially completed and the initial lease term commenced. The lease terminates in June 2008. At the end of the lease term, the lessee has the option to extend the lease or purchase the facilities. If the lessee does not choose either of these options, then it will guarantee a residual value of up to $545 million based on an estimated total lessors' investment of $657 million for both projects combined. If the financing is terminated early as a result of significant environmental damage, or an event of default, the lessee could be obligated to pay up to 100% of the lessors' investment in the facilities. These events of default include, subject to certain exceptions, payment or judgment defaults, breach of representations or covenants, defaults in other indebtedness, termination of the financing documents or loss of a required approval. The obligations of the lessee under this lease, including payment obligations, have been guaranteed by PPL Energy Supply.

  Lower Mt. Bethel

  In December 2001, a PPL Global subsidiary entered into an operating lease arrangement, as lessee, for $455 million for the development, construction and operation of a 600 MW gas-fired combined-cycle generation facility located in Lower Mt. Bethel Township, Northampton County, Pennsylvania. The initial lease term is approximately 10 years beginning on the date of commercial operation which is expected to occur in early 2004. At the end of the lease term, the lessee has the option to extend the lease or purchase the facility. If the lessee does not choose either of these options, then it will guarantee a residual value estimated to be up to $321 million. The lessee could be obligated to pay up to 100% of the lessors' investment and other obligations in the facilities if the financing is terminated early as a result of a loss, destruction or condemnation of the project, or in an event of default. These events of default during the construction period include a violation of environmental law, material environmental damage, revocation or failure to obtain environmental approval, defaults arising out of any fraudulent act, illegal act, misapplication of funds or willful misconduct, or if a bankruptcy event occurs. These events of default during the lease term include, subject to certain exceptions, payment or judgment defaults, breach of representations or covenants, defaults in other indebtedness, termination of the financing documents, or violations of environmental law, material environmental damage or loss of a required environmental approval. The total exposure as a result of any of these events of default occurring is estimated to be up to $330 million as of June 30, 2002. The maximum exposure is estimated to be up to $565 million as of the commencement of the lease based on current market conditions. The obligations of the lessee under this lease, including payment obligations, have been guaranteed by PPL Energy Supply.

  Under the terms of this lease financing, PPL Martins Creek, which operates the adjacent Martins Creek facility, will provide water services for the Lower Mt. Bethel facility. PPL Martins Creek and the owner/lessor have entered into a water services agreement, which is still subject to the approval of the trustee for the debtholders of the lease financing and a majority of the debtholders. PPL Martins Creek is currently in discussions with the trustee and the debtholders regarding the water services agreement. In addition, the Air Quality Plan Approval issued by the Pennsylvania DEP for construction of the Lower Mt. Bethel facility has been appealed by the New Jersey DEP to the Pennsylvania DEP Environmental Hearing Board. The PPL Global subsidiary involved in this lease financing has joined with the Pennsylvania DEP in opposing this appeal. Finally, in August 2002, the Northampton County Court of Common Pleas issued a decision concerning the permissible noise levels from the Lower Mt. Bethel facility when it becomes operational. Specifically, the court's decision addressed the noise measurement criteria and the point at which the noise levels are to be measured. PPL is currently evaluating the court's decision. The Lower Mt. Bethel facility is expected to be operational in 2004. PPL cannot predict the outcome of these various matters or their ultimate impact on the development of the Lower Mt. Bethel facility, on PPL or on PPL Energy Supply, but such impact may be material.

  Dividend Restrictions

  (PPL, PPL Energy Supply and PPL Montana)

  The PPL Montana Colstrip lease places certain restrictions on PPL Montana's ability to declare dividends. At this time, PPL believes that these covenants will not limit PPL Montana's ability to operate as desired and will not affect PPL's ability to meet any of its cash obligations. Certain of PPL Global's international subsidiaries also have financing arrangements which limit their ability to pay dividends. However, PPL does not, at this time, expect that any of such limitations would significantly impact its ability to meet its cash obligations.

  Acquisitions, Development and Divestitures

  (PPL and PPL Energy Supply)

  Domestic Generation Projects

  PPL Global is currently completing the negotiation of a Project Coordination Agreement with the Village of Freeport, New York, which allows for the development and construction of a single LM-6000 simple-cycle facility at a site adjacent to the Village of Freeport's existing Power Plant No. 2. The facility is projected to begin commercial operation in the summer of 2003. The cost of PPL's unit is estimated to be approximately $50 - $55 million. Negotiations are also proceeding with respect to a Site Lease, a Project Interconnection Agreement and a Shared Facilities Agreement. In addition, negotiations for the sale of power from the facility to the Long Island Power Authority under a ten-year Power Purchase Agreement are proceeding. These agreements are subject to approval of the respective governing boards, various regulatory approvals, and agreement on satisfactory definitive documentation.

  In addition, in December 2001, PPL Global made a decision to cancel approximately 2,100 MW of previously planned generation development in Pennsylvania and Washington state. These projects were in the early stage of development and would have had an estimated capital cost of approximately $1.3 billion. The charge for cancellation of these generation projects, which was primarily due to cancellation fees under turbine purchase contracts, was approximately $150 million, and was reported on the 2001 Statement of Income as "Cancellation of generation projects," a component of "Other Charges." At June 30, 2002, PPL Global had completed payment of the cancellation fees.

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

  Wholesale Energy Commitments (PPL, PPL Energy Supply and PPL Montana)

  As part of the purchase of generation assets from Montana Power, PPL Montana agreed to supply electricity under two wholesale transition service agreements with Montana Power to serve its retail load not served by other providers or provided by Montana Power's remaining generation. The first agreement expired in December 2001, and the second agreement expired in June 2002. In addition, as part of its purchase of the generation assets from Montana Power, PPL Montana assumed a power purchase agreement and another power sales agreement. In accordance with purchase accounting guidelines,  PPL  Montana recorded a liability of  $118  million as  the estimated fair value of these agreements at the acquisition date. The liability is being amortized over the terms of the agreements as adjustments to "Wholesale energy marketing and trading" revenues and "Energy purchases" on the Statement of Income. The unamortized balance of the liability at June 30, 2002 was $65 million and is included on the Balance Sheet in "Deferred Credits and Other Noncurrent Liabilities - Other" for PPL, in "Current Liabilities - Other" and "Deferred Credits and Other Noncurrent Liabilities - Other" for PPL Energy Supply and in "Wholesale energy commitments" for PPL Montana.

  On July 1, 2002, PPL EnergyPlus began to sell to NorthWestern Energy an aggregate of 450 MW of energy to be supplied by PPL Montana. Under this five-year agreement, PPL EnergyPlus will supply 300 MW of around-the-clock electricity and 150 MW of on-peak electricity.

  Liability for Above Market NUG Contracts (PPL, PPL Energy Supply and PPL Electric)

  In 1998, PPL Electric recorded a loss accrual for above market contracts with NUGs of $854 million, due to its generation business being deregulated. Effective January 1999, PPL Electric began reducing this liability as an offset to "Energy purchases" on the Statement of Income. This reduction is based on the estimated timing of the purchases from the NUGs and projected market prices for this generation. The final existing NUG contract expires in 2014. In connection with the corporate realignment, effective July 1, 2000, the remaining balance of this liability was transferred to PPL EnergyPlus. At June 30, 2002, the remaining liability associated with the above market NUG contracts was $466 million.

  In the first quarter of 2002, PPL Energy Supply paid $50 million to terminate the liability outstanding under an energy contract with one of the NUGs. The liability associated with this NUG contract was $75 million. The excess of the liability over the payment resulted in a $25 million credit to "Energy purchases" on the Statement of Income.

  Commitments - Acquisitions and Development Activities (PPL and PPL Energy Supply)

  PPL Global and its subsidiaries have outstanding purchase commitments with respect to domestic construction projects. At June 30, 2002, PPL Global and its subsidiaries had approximately $89 million of such commitments.

  Commitments - Leases (PPL and PPL Energy Supply)

  See "Leases" in Note 6 for additional information on residual value guarantees under operating lease arrangements.

  Sales to California Independent System Operator and to Other Pacific Northwest Purchasers (PPL, PPL Energy Supply and PPL Montana)

  Through its subsidiaries, PPL has made approximately $18 million of sales to the California ISO, of which $17 million has not been paid to PPL subsidiaries. Given the myriad of electricity supply problems presently faced by the California electric utilities and the California ISO, PPL cannot predict whether or when it will receive payment. As of June 30, 2002, PPL has fully reserved for possible underrecoveries of payments for these sales.

  Litigation arising out of the California electricity supply situation has been filed at the FERC and in California courts against sellers of energy to the California ISO. The plaintiffs and intervenors in these proceedings allege abuses of market power, manipulation of market prices, unfair trade practices and violations of state antitrust laws, among other things, and seek price caps on wholesale sales in California and other western power markets, refunds of excess profits allegedly earned on these sales of energy, and other relief, including treble damages and attorneys' fees. Certain of PPL's subsidiaries have intervened in the FERC proceedings in order to protect their interests, but have not been named by any plaintiffs in any of the court actions alleging abuses of market power, manipulation of market prices, unfair trade practices and violations of state antitrust laws. However, in April 2002, PPL Montana was named by a defendant in a consolidated court proceeding, which combined into one master proceeding several of the lawsuits alleging antitrust violations and unfair trade practices. Specifically, one of the original generators being sued by the various plaintiffs in the consolidated court proceeding filed a cross-complaint against 30 other generators and power marketers, including PPL Montana. This generator denies that any unlawful, unfair or fraudulent conduct occurred or caused any harm to the plaintiffs, and explains that the plaintiffs' claims are completely barred by federal law. Nonetheless, this generator alleges that it filed its complaint against the other generators and power marketers in order to assist the court in resolving the proceeding and asserts that if it is found liable, the other generators and power marketers, including PPL Montana, caused, contributed to and/or participated in the plaintiffs' alleged losses. This litigation, originally brought in state court in California, has been removed to federal court in California.

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

  Attorneys general in several western states, including California, have begun investigations related to the electricity supply situation in California and other western states. The FERC has determined that all sellers of energy into markets operated by the California ISO and the California Power Exchange, including PPL Montana, should be subject to refund liability for the period beginning October 2, 2000 through June 20, 2001 and has initiated an evidentiary hearing concerning refund amounts. The FERC also is considering whether to order refunds for spot market bilateral sales made in the Pacific Northwest, including sales made by PPL Montana during the period December 2000 through June 2001. The FERC Administrative Law Judge assigned to the Pacific Northwest proceeding has recommended that no refunds be ordered for such sales into the Pacific Northwest. The FERC presently is considering this recommendation. The FERC has been conducting an additional investigation of alleged price manipulation in power markets in California and the western U.S. In connection with this investigation, the FERC has served several sets of data requests on sellers of energy in those markets, including PPL Montana. PPL Montana sold only a small amount of electricity into the California market during 2000 and 2001 and currently is not selling into that market. In its response to a FERC data request concerning PPL Montana's California trading strategies, PPL Montana explained that it did not engage in the type of California trading strategies that have been attributed to Enron. In responses to FERC data requests concerning whether PPL Montana and PPL EnergyPlus engaged in so-called "wash trades" in the western U.S., PPL Montana and PPL EnergyPlus explained that they have not, and do not, engage in such trades.

  While PPL believes that it has not engaged in any improper trading practices, PPL cannot predict whether, or the extent to which, any of its subsidiaries will be the target of any additional governmental investigations or named in other lawsuits or refund proceedings, the outcome of any such lawsuits or proceedings or whether the ultimate impact on PPL of the electricity supply situation in California and other western states will be material.

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

  In July 2001, PPL Montana filed a complaint against the MPSC with the U.S. District Court in Helena, Montana, challenging the MPSC Order. In its complaint, PPL Montana asserted, among other things, that the Federal Power Act preempts states from exercising regulatory authority over the sale of electricity in wholesale markets, and requested the court to declare the MPSC action preempted, unconstitutional and void. In addition, the complaint requested that the MPSC be enjoined from seeking to exercise any authority, control or regulation of wholesale sales from PPL Montana's generating assets. In March 2002, the District Court dismissed PPL Montana's lawsuit on procedural grounds, ruling that the Eleventh Amendment to the U.S. Constitution prevented PPL Montana from bringing the action in federal court. The District Court noted that the action could be filed in a state court in Montana. PPL Montana has appealed the District Court's ruling to the United States Court of Appeals for the Ninth Circuit. In July 2002, the MPSC filed an unopposed motion for summary disposition of the appeal, requesting the Ninth Circuit to reverse the District Court's ruling and send the case back to the District Court in light of a recent Eleventh Amendment decision by the U.S. Supreme Court. The Ninth Circuit has not yet acted on the MPSC's unopposed motion.

  At this time, PPL Montana cannot predict the outcome of the proceedings related to the MPSC Order, what actions the MPSC, the Montana Legislature or any other governmental authority may take on these or related matters, or the ultimate impact on PPL, PPL Energy Supply and PPL Montana of any of these matters.

  Montana Power Shareholders' Litigation (PPL, PPL Energy Supply and PPL Montana)

  In August 2001, a purported class-action lawsuit was filed by a group of shareholders of Montana Power against Montana Power, the directors of Montana Power, certain unnamed advisors and consultants of Montana Power and PPL Montana. The plaintiffs allege, among other things, that Montana Power was required to, and did not, obtain shareholder approval of the sale of Montana Power's generation assets to PPL Montana in 1999. Although most of the claims in the complaint are against Montana Power, its board of directors, and its consultants and advisors, two claims are asserted against PPL Montana. In the first claim, plaintiffs seek a declaration that because Montana Power shareholders did not vote on the 1999 sale of generating assets to PPL Montana, that sale "was null and void ab initio." The second claim alleges that PPL Montana was privy to and participated in a strategy whereby Montana Power would sell its generation assets to PPL Montana without first obtaining Montana Power shareholder approval, and that PPL Montana has made net profits in excess of $100 million as the result of this alleged illegal sale. In the second claim, plaintiffs request that the court impose a "resulting and/or constructive trust" on both the generation assets themselves and all profits, plus interest on the amounts subject to the trust. In November 2001, PPL Montana and the other defendants filed a motion to dismiss the plaintiffs' complaint on the basis that it fails to state a claim upon which relief may be granted, and the plaintiffs filed a motion for the lawsuit to be certified by the court as a class-action. In August 2002, the court denied this motion to dismiss, except as to certain matters not relating to PPL Montana, and granted the plaintiffs' motion for certification of the lawsuit as a class-action. PPL Montana cannot predict the outcome of this matter.

  Employee Litigation (PPL Energy Supply and PPL Montana)

  In April 2000, three employees at PPL Montana's Colstrip facility were burned when an equipment fault in Colstrip Unit 1 caused electrical arcing. In May 2000, the injured employees and their spouses filed litigation for their injuries in Montana district court against Montana Power. PPL Montana was subsequently named as a party defendant to the litigation. In April 2002, PPL Montana filed a pleading, naming Montana Power, seeking indemnification for any damages assessed against PPL Montana. In June 2002, PPL Montana settled this litigation and its indemnification claims against Montana Power pursuant to a settlement agreement with the plaintiffs and Montana Power.

  PJM Market Monitor Report (PPL, PPL Energy Supply and PPL Electric)

  In November 2001, the PJM Market Monitor publicly released a report prepared for the PUC entitled "Capacity Market Questions" relating to the pricing of installed capacity in the PJM daily market during the first quarter of 2001. The report concludes that PPL EnergyPlus (identified in the report as "Entity 1") was able to exercise market power to raise the market-clearing price above the competitive level during that period. PPL EnergyPlus does not agree with the Market Monitor's conclusions that it exercised market power; in addition, the Market Monitor acknowledged in his report that PJM's standards and rules did not prohibit PPL EnergyPlus' conduct. In November 2001, the PUC issued an Investigation Order directing its Law Bureau to conduct an investigation into the PJM capacity market and the allegations in the Market Monitor's report. In June 2002, the PUC issued an investigation report alleging, among other things, that PPL had "unfairly manipulated electricity markets in early 2001," and that "there was an unlawful exercise of market power and market rules gaming by PPL" that was damaging to wholesale and retail electricity markets in Pennsylvania. The PUC stated that it was not authorized to, and was not attempting to, adjudicate the merits of PPL's defenses to these charges, but has referred the matter to the U.S. Department of Justice -- Antitrust Division, or DOJ, the FERC and the Pennsylvania Attorney General. PPL had previously responded to certain information requests of the DOJ in connection with a civil investigative demand regarding capacity transactions in the PJM, and PPL has agreed to provide the Office of the Pennsylvania Attorney General with any information that it provided to the DOJ. In addition, in July 2002, PPL appealed the PUC order to the Commonwealth Court of Pennsylvania. Although PPL believes that the PUC's report is inaccurate, that its conclusions are groundless, and that PPL acted ethically and legally, in compliance with all applicable laws and regulations, PPL cannot predict the outcome or extent of any investigations, litigation or other proceedings related to this matter.

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

  FERC Notice of Proposed Rulemaking (PPL, PPL Energy Supply, PPL Electric and PPL Montana)

  On July 31, 2002, the FERC issued a Notice of Proposed Rulemaking entitled "Remedying Undue Discrimination through Open Access Transmission Service and Standard Electricity Market Design." The proposed rule is currently available for public comment, with a final rule expected in late 2002. The FERC plans to begin implementing the final rule by July 31, 2003. This far-reaching proposed rule purports to establish uniform transmission rules and establish a standard market design by, among other things:

  enacting standard transmission tariffs and uniform market mechanisms,

  monitoring and mitigating "market power,"

  managing transmission congestion through pricing and tradable financial rights,

  requiring independent operational control over transmission facilities,

  forming state advisory committees on regional transmission organizations and resource adequacy, and exercising FERC jurisdiction over all transmission service.

  This proposed rule may have a significant impact on PPL and its subsidiaries. PPL is evaluating this new proposal, but cannot predict, at this time, what impact any final rule will have on PPL.

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

  Montana Hydroelectric Initiative (PPL, PPL Energy Supply and PPL Montana)

  In July 2002, the Montana Secretary of State certified, in accordance with applicable statutes, that a proposed Montana Hydroelectric Security Act initiative had received sufficient signatures to be placed on the November 2002 statewide ballot. Among the stated purposes of the initiative is to create an elected Montana public power commission to determine whether purchasing hydroelectric dams in Montana is in the public interest. Such a commission could decide to acquire any or all of the hydroelectric dams owned by PPL Montana either pursuant to a negotiated purchase or an acquisition at fair market value through the power of condemnation. PPL Montana has declared its opposition to, and intends to vigorously oppose, the initiative. PPL Montana, in addition to several other Montana groups and individuals, has filed a lawsuit in Montana state court alleging that the initiative violates the Montana state constitution and should not be included on the November 2002 statewide ballot. At this time, PPL, PPL Energy Supply and PPL Montana cannot predict whether the legal challenge to the initiative will be successful, whether it would pass if on the ballot or what impact, if any, the measure might ultimately have upon PPL Montana or its hydroelectric operations.

  Montana Hydroelectric License Contingencies (PPL Montana)

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

  The Montana Power APA, previously assigned to PPL Montana by PPL Global, includes a provision concerning the purchase by PPL Montana of a portion of NorthWestern Energy's interest in the 500-kilovolt Colstrip Transmission System (CTS) for $97 million. PPL Montana is currently in discussions with NorthWestern Energy regarding the purchase of the CTS and the claims that PPL Montana believes it has against NorthWestern Energy arising from the Montana Power APA and related agreements. Notwithstanding these ongoing discussions, on August 5, 2002, NorthWestern Energy filed, but has not yet served, a lawsuit against PPL Montana in Montana state court seeking specific performance of PPL Montana's purchase of the CTS or, alternatively, damages for breach of contract. PPL cannot predict the outcome of the ongoing discussions, whether PPL Montana will be served with the lawsuit or the outcome of the litigation filed by NorthWestern Energy.

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

  The Pennsylvania DEP has finalized regulations requiring further seasonal (May-June) NOx reductions to 80% from 1990 levels starting in 2003. These further reductions are based on the requirements of the Northeast Ozone Transport Region Memorandum of Understanding and two EPA ambient ozone initiatives: the September 1998 EPA State Implementation Plan (SIP) call (i.e., EPA's requirement for states to revise their SIPs) issued under Section 110 of the Clean Air Act, requiring reductions from 22 eastern states, including Pennsylvania; and the EPA's approval of petitions filed by Northeastern states, requiring reductions from sources in 12 Northeastern states and Washington D.C., including PPL sources. The EPA's SIP-call was substantially upheld by the D.C. Circuit Court of Appeals on challenge. Although the Court extended the implementation deadline to May 2004, the Pennsylvania DEP has not changed its rules accordingly. PPL expects to achieve the 2003 NOx reductions with the recent installation of SCR technology on the Montour units, and the planned installation of SCR technology on a Brunner Island unit.

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

  Under the Clean Air Act, the EPA has been studying the health effects of hazardous air emissions from power plants and other sources in order to determine what emissions should be regulated, and has determined that mercury emissions must be regulated. The EPA may determine that other hazardous air emissions from power plants should be regulated. In this regard, the EPA is expected to develop mercury regulations by 2004.

  In 1999, the EPA initiated enforcement actions against several utilities, asserting that older, coal-fired power plants operated by those utilities have, over the years, been modified in ways that subject them to more stringent "New Source" requirements under the Clean Air Act. The EPA has since issued notices of violation and commenced enforcement activities against other utilities. Although the EPA has threatened to continue expanding its enforcement actions, the future direction of the "New Source" requirements is presently unclear. Therefore, at this time, PPL is unable to predict whether such EPA enforcement actions will be brought with respect to any of its affiliates' plants. However, the EPA regional offices that regulate plants in Pennsylvania (Region III) and Montana (Region VIII) have indicated an intention to issue information requests to all utilities in their jurisdiction. The Region VIII office issued such a request to PPL Montana's Corette plant in 2000 and the Region III office issued such a request to PPL Generation's Martins Creek plant in 2002. PPL and its subsidiaries have responded to the Corette information request and are in the process of responding to the Martins Creek information request. PPL cannot presently predict what, if any, action the EPA might take in this regard. Should the EPA or any state initiate one or more enforcement actions against PPL or its subsidiaries, compliance with any such enforcement actions could result in additional capital and operating expenses in amounts which are not now determinable, but which could be significant.

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

  The Air Quality Plan Approval issued by the Pennsylvania DEP for construction of the Lower Mt. Bethel facility has been appealed by the New Jersey DEP to the Pennsylvania DEP Environmental Hearing Board. The PPL Global subsidiary involved in the Lower Mt. Bethel lease financing has joined with the Pennsylvania DEP in opposing this appeal. In addition, in August 2002, the Northampton County Court of Common Pleas issued a decision concerning the permissible noise levels from the Lower Mt. Bethel facility when it becomes operational. Specifically, the court's decision addressed the noise measurement criteria and the point at which the noise levels are to be measured. PPL is currently evaluating the court's decision. The Lower Mt. Bethel facility is expected to be operational in 2004. PPL cannot predict the outcome of these matters or their ultimate impact on the Lower Mt. Bethel facility, on PPL or on PPL Energy Supply, but such impact may be material.

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

  The EPA has significantly tightened the water quality standard for arsenic. The revised standard may require several PPL subsidiaries to further treat wastewater and/or take abatement action at their power plants, the cost of which is not now determinable, but which could be significant.

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

  Superfund and Other Remediation

  (PPL and PPL Electric)

  In 1995, PPL Electric entered into a consent order with the Pennsylvania DEP to address a number of sites where it may be liable for remediation. This may include potential PCB contamination at certain PPL Electric substations and pole sites; potential contamination at a number of coal gas manufacturing facilities formerly owned or operated by PPL Electric; and oil or other contamination which may exist at some of PPL Electric's former generating facilities. As of June 30, 2002, work has been completed on over 80% of the sites included in the consent order.

  In 1996, PPL Gas Utilities entered into a similar consent order with the Pennsylvania DEP to address a number of sites where subsidiaries of PPL Gas Utilities may be liable for remediation. The sites primarily include former coal gas manufacturing facilities. Subsidiaries of PPL Gas Utilities are also investigating the potential for any mercury contamination from gas meters and regulators. Accordingly, PPL Gas Utilities and Pennsylvania DEP have agreed to add 72 meter/regulation sites to the consent order and had addressed five of these sites by June 30, 2002.

  At June 30, 2002, PPL Electric and PPL Gas Utilities had accrued approximately $5 million and $10 million, representing the estimated amounts they will have to spend for site remediation, including those sites covered by each company's consent orders mentioned above.

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

  Under the Montana Power APA, PPL Montana is indemnified by Montana Power for any pre-acquisition environmental liabilities. However, this indemnification is conditioned on certain circumstances and subject to certain limitations set forth in the Montana Power APA, including circumstances under which PPL Montana and Montana Power would share in certain costs. As a result of the acquisition by NorthWestern Energy of Montana Power's electricity delivery business, PPL Montana may need to pursue any such indemnification claims against NorthWestern Energy.

  Future cleanup or remediation work at sites currently under review, or at sites not currently identified, may result in material additional operating costs for PPL subsidiaries that cannot be estimated at this time.

  General

  (PPL and PPL Energy Supply)

  Certain of PPL's affiliates have electric distribution operations in the U.K. and Latin America. PPL believes that these operations are in compliance in all material respects with all applicable laws and government regulations to protect the environment. PPL is not aware of any material administrative proceeding against these companies with respect to any environmental matter.

  There have been increasing litigation claims throughout the U.S. based on exposure to asbestos against companies that manufacture or distribute asbestos products or that have these products on their premises. Certain of PPL's energy services subsidiaries, such as those that have supplied or installed asbestos material in connection with the repair or installation of heating, ventilating and air conditioning systems, have been named as defendants in asbestos-related lawsuits. PPL cannot predict the outcome of these lawsuits or whether additional claims may be asserted against its subsidiaries in the future. PPL does not expect that the ultimate resolution of the current lawsuits will have a material adverse effect on its financial condition.

  (PPL, PPL Energy Supply, PPL Electric and PPL Montana)

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

  Credit Support

  (PPL and PPL Energy Supply)

  PPL and PPL Energy Supply provide certain guarantees for their subsidiaries. PPL has guaranteed fully and unconditionally all of the debt of its wholly-owned subsidiary, PPL Capital Funding, which at June 30, 2002, consisted of $1.3 billion of medium-term notes. At June 30, 2002, PPL has guaranteed certain obligations under power purchase and sales agreements of PPL EnergyPlus for $43 million and certain obligations of other subsidiaries, totaling $37 million. As of June 30, 2002, PPL Energy Supply had guaranteed certain obligations of its subsidiaries totaling $754 million.

  (PPL Electric)

  At June 30, 2002, PPL Electric provided a guarantee in the amount of $7 million in support of Safe Harbor Water Power Corporation, in which PPL Electric had an ownership interest prior to the corporate realignment. PPL Holtwood now has this ownership interest.

  Related Party Transactions

  PLR Contracts (PPL Energy Supply and PPL Electric)

  PPL Electric has power sales agreements with PPL EnergyPlus, effective January 1, 2002, to supply all of PPL Electric's PLR load through 2009. Under these contracts, PPL EnergyPlus will provide electricity at the pre-determined capped prices that PPL Electric is authorized to charge its PLR customers. For the three and six months ended June 30, 2002, these sales totaled $339 million and $708 million, including nuclear decommissioning recovery and amortization of an up-front contract payment. For the three and six months ended June 30, 2001, these sales totaled $300 million and $634 million, including nuclear decommissioning recovery, under the previous PLR contract. These sales are included in the Statement of Income as "Energy purchases from affiliate" by PPL Electric and as "Wholesale energy marketing to affiliates" revenues by PPL Energy Supply.

  Under the current PLR contracts, PPL Electric is required to make performance assurance deposits with PPL EnergyPlus when the market price of electricity is less than the contract price by more than its contract collateral threshold. Conversely, PPL EnergyPlus is required to make performance assurance deposits with PPL Electric when the market price of electricity is greater than the contract price by more than its contract collateral threshold. PPL Electric's deposit with PPL EnergyPlus was $68 million at June 30, 2002. This deposit is shown on the Balance Sheets as "Collateral on PLR energy supply to/from affiliate," a current asset of PPL Electric and a current liability of PPL Energy Supply. PPL Energy Supply pays interest equal to the three-month LIBOR plus 3% on this deposit, which is included in the Statement of Income as "Interest Expense with Affiliate."

  NUG Purchases (PPL Energy Supply and PPL Electric)

  PPL Electric has a reciprocal contract with PPL EnergyPlus to sell electricity purchased under contracts with NUGs. PPL Electric purchases electricity from the NUGs at contractual rates and then sells the electricity at the same price to PPL EnergyPlus. For the three months ended June 30, 2002 and 2001, these NUG purchases totaled $40 million and $43 million and for the six months ended June 30, 2002 and 2001 were $82 million and $88 million. These amounts are included in the Statement of Income as "Wholesale electric to affiliate" revenues by PPL Electric, and as "Energy purchases from affiliates" by PPL Energy Supply.

  Montana Retail Supply (PPL Montana)

  PPL Montana has a memorandum of understanding (MOU) with PPL EnergyPlus regarding the supply of energy to satisfy PPL EnergyPlus' obligations under its retail contracts, which expires on December 31, 2002. Under the MOU, energy sales to PPL EnergyPlus for the three months ended June 30, 2002 and 2001 were $13 million and $23 million and for the six months ended June 30, 2002 and 2001 were $30 million and $55 million. These amounts are included in "Wholesale energy marketing to affiliate" revenues on the Statement of Income.

  Brokering and Contract Management Agreement (PPL Montana)

  Under a wholesale sales brokering and contract management agreement between PPL Montana and PPL EnergyPlus, PPL Montana paid PPL EnergyPlus $2 million and $1 million for the three months ended June 30, 2002 and 2001. For the six months ended June 30, 2002 and 2001, the payments were $4 million and $2 million. PPL Montana records this expense as "Other operation and maintenance" on the Statement of Income.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

Direct expenses
PPL Energy Supply	$23	$20	$43	$36
PPL Electric	14	17	28	33
PPL Montana	3	1	4	2
Overhead costs
PPL Energy Supply	6	3	13	12
PPL Electric	7	6	13	11
PPL Montana	3	1	5	2

  Intercompany Borrowings

  (PPL Energy Supply)

  PPL, through PPL Capital Funding and other subsidiaries, provides certain funding and credit support for PPL Energy Supply and its subsidiaries. Such funding includes loans that are due on demand with interest charged at a rate based on PPL Capital Funding's short-term borrowing rate. PPL Energy Supply had no notes payable to affiliates at June 30, 2002 or December 31, 2001 and consequently had no intercompany interest expense in 2002 related to intercompany borrowings.

  PPL Energy Supply, through its financing subsidiary PPL Investment Corporation, had notes receivable from affiliates of PPL totaling $243 million and $395 million at June 30, 2002 and December 31, 2001. Interest earned on loans to affiliates was $6 million and $11 million for the three months ended June 30, 2002 and 2001, and was $11 million and $19 million for the six months ended June 30, 2002 and 2001.

  (PPL Electric)

  In December 2001, PPL Electric made two loans from excess cash to PPL Energy Funding in the aggregate principal amount of $350 million. One loan was a demand promissory note in the original principal amount of $150 million requiring interest to be paid monthly at an annual interest rate of 4.0%. The other loan was a one-year term promissory note in the original principal amount of $200 million requiring interest to be paid monthly at an annual interest rate of 6.5%. The outstanding balance of these loans at June 30, 2002 was $80 million. Intercompany interest income was $1 million for the three months ended June 30, 2002 and 2001, and was $5 million for the six months ended June 30, 2002 and 2001.

  Derivative Instruments and Hedging Activities

  (PPL, PPL Energy Supply and PPL Montana)

  Fair Value Hedges

  PPL Energy Supply and PPL Montana enter into financial or physical contracts to hedge a portion of the fair value of firm commitments of forward electricity sales. These contracts range in maturity through 2007. Additionally, PPL and PPL Energy Supply enter into financial contracts to hedge fluctuations in the market value of existing debt issuances. For the three and six months ended June 30, 2002, PPL and PPL Energy Supply recognized an immaterial amount from the ineffective portion of fair value hedges and did not recognize any gains or losses from firm commitments that no longer qualified as fair value hedges. For these same periods PPL Montana did not recognize any gains or losses from the ineffective portion of fair value hedges or from firm commitments that no longer qualified as fair value hedges. For the three and six months ended June 30, 2001, PPL, PPL Energy Supply and PPL Montana did not recognize any gains or losses from the ineffective portion of fair value hedges or from firm commitments that no longer qualified as fair value hedges.

  Cash Flow Hedges

  PPL Energy Supply and PPL Montana enter into financial and physical contracts, including forwards, futures and swaps, to hedge the price risk associated with electric, gas and oil commodities. Additionally, PPL enters into financial interest rate swap contracts to hedge interest expense associated with both existing and anticipated debt issuances. These contracts and swaps, excluding those forecasted transactions related to the payment of variable interest on existing financial instruments, range in maturity through 2022. PPL also enters into foreign currency forward contracts to hedge exchange rates associated with firm commitments denominated in foreign currencies and to hedge the net investment of foreign operations. These forward contracts range in maturity through 2003.

  The after-tax impact on the financial statements of PPL and PPL Energy Supply resulting from cash flow hedge ineffectiveness was insignificant for the three and six months ended June 30, 2002, and was an after-tax gain of $3 million for the three and six months ended June 30, 2001.

  Cash flow hedges may be discontinued because it is probable that the original forecasted transaction will not occur by the end of the originally specified time period. Reclassifications for the three and six months ended June 30, 2002 were insignificant. As a result of an unplanned outage in 2001 and changes in economic conditions, PPL Energy Supply and PPL Montana discontinued certain cash flow hedges, resulting in the following gain/(loss) reclassifications (millions of dollars):

	Three Months Ended June 30, 2001	Six Months Ended June 30, 2001
PPL	$7	$(10)
PPL Energy Supply	7	(10)
PPL Montana	7	7

  As of June 30, 2002, the deferred net gain, after-tax, on derivative instruments in accumulated other comprehensive income expected to be reclassified into earnings during the next twelve months (excluding derivative activities of equity investments) was $5 million, $7 million, and $6 million for PPL, PPL Energy Supply and PPL Montana, respectively.

  The following table shows the change in accumulated unrealized gains or losses on derivatives in other comprehensive income for the following periods (millions of dollars):

	Three Months Ended June 30, 2002	Six Months Ended June 30, 2002
PPL
Beginning accumulated derivative gain	$12	$23
Net change associated with current period hedging activities and other		(8)
Net change associated with C15 accounting change (a)	(3)	(6)
Net change from reclassification into earnings	3	3

Ending accumulated derivative gain	$12	$12

PPL Energy Supply
Beginning accumulated derivative gain	$34	$47
Net change associated with current period hedging activities and other	(2)	(11)
Net change associated with C15 accounting change (a)	(3)	(6)
Net change from reclassification into earnings	4	3

Ending accumulated derivative gain	$33	$33

PPL Montana
Beginning accumulated derivative gain	$19	$33
Net change associated with current period hedging activities and other	(2)	(13)
Net change from reclassification into earnings	3

Ending accumulated derivative gain	$20	$20

(a)	On June 27, 2001, the FASB cleared DIG Issue C15, "Scope Exceptions: Normal Purchases and Normal Sales Exception for Option-Type Contracts and Forward Contracts in Electricity," which extends the normal purchases and normal sales exception to electricity purchase and sale agreements meeting certain criteria. The mark-to-market value recorded in accumulated other comprehensive income as of June 30, 2001 is being amortized through the original delivery term of the contracts.

  Implementation Issues

  In December 2001, the FASB revised guidance on DIG Issue C16, "Scope Exceptions: Applying the Normal Purchases and Normal Sales Exception to Contracts that Combine a Forward Contract and a Purchased Option Contract." Issue C16 provides additional guidance on the classification and application of SFAS 133 relating to purchases and sales of electricity utilizing forward contracts and options, as well as the eligibility of fuel contracts for the normal purchases and normal sales exception. The revised guidance was effective April 1, 2002. PPL had no financial statement impact from the revised guidance on fuel contracts classified as normal.

  EITF 02-3, Accounting for Contracts Involved in Trading and Risk Management Activities

  In June 2002, the FASB's EITF adopted the position that revenues from energy trading contracts must be reported "net" in financial statements for periods ending after June 30, 2002. The EITF requires that all comparative financial statements for interim periods or years should be restated (reclassified) to conform to this consensus. Although this new accounting guidance will require changes to certain line items in the financial statements, it will not impact PPL's overall financial position or earnings. Rather, the portion of PPL's revenues from wholesale energy marketing and trading will be netted against expenses from energy purchases that represent energy trading activities. PPL has not yet quantified the financial statement impact from this revised guidance.

  Credit Concentration

  PPL, PPL Energy Supply and PPL Montana enter into contracts with many entities for the purchase and sale of energy. Most of these contracts are considered a normal part of doing business and, as such, the mark-to-market value of these contracts is not reflected in the financial statements. However, the mark-to-market value of these contracts is considered when committing to a new business from a credit perspective.

  PPL, PPL Energy Supply and PPL Montana have credit exposures to energy trading partners. The majority of these exposures were the mark-to-market value of multi-year contracts for energy sales. Therefore, if these counterparties fail to perform their obligations under such contracts, the companies would not experience an immediate financial loss, but would experience lower revenues in future years to the extent that replacement sales could not be made at the same prices as sales under the defaulted contracts.

  At June 30, 2002, PPL had a credit exposure of $332 million to energy trading partners. Four counterparties accounted for 63% of this exposure. No other individual counterparty accounted for more than 2% of the exposure. Each of the four primary counterparties has an investment grade credit rating from Standard & Poor's.

  At June 30, 2002, PPL Energy Supply had a credit exposure of $550 million to energy trading partners. Five counterparties accounted for 78% of this exposure. No other individual counterparty accounted for more than 1% of the exposure. The largest exposure, $218 million, was to PPL Electric, under the long-term contract to provide PPL Electric's PLR load. PPL Electric has posted collateral in an amount of $68 million related to this exposure in accordance with its contract with PPL Energy Supply. The other four counterparties have an investment grade credit rating from Standard & Poor's.

  At June 30, 2002, PPL Montana had a credit exposure of $164 million to energy trading partners. Three counterparties accounted for 95% of this exposure. No other individual counterparty accounted for more than 2% of the exposure. Each of the three primary counterparties has an investment grade credit rating from Standard & Poor's.

  With the exception of one counterparty, a government agency, PPL, PPL Energy Supply and PPL Montana have the right to request collateral from each of these counterparties in the event their credit rating falls below investment grade. It is also the policy of PPL, PPL Energy Supply and PPL Montana to enter into netting agreements with all of its counterparties to minimize credit exposure.

  Other Income - Net

  (PPL)

  The breakdown of PPL's Other Income was as follows (millions of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

Other Income
Interest income	$4	$2	$9	$6
Equity earnings			1	(1)
Misc. other income	4	8	8	17

Total	8	10	18	22

Other Deductions
Misc. other deductions	2	4	7	10

Other Income - net	$6	$6	$11	$12

  (PPL Energy Supply)

  The breakdown of PPL Energy Supply's Other Income was as follows (millions of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

Other Income
Affiliated interest income	$6	$11	$11	$19
Interest income	3	1	5	3
Equity earnings	1	1	2	2
Misc. other income	4	7	6	14

Total	14	20	24	38

Other Deductions
Misc. other deductions	2	2	3	6

Other Income - net	$12	$18	$21	$32

  (PPL Electric)

  The breakdown of PPL Electric's Other Income was as follows (millions of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

Other Income
Affiliated interest income	$1	$1	$5	$5
Interest income	1	1	2	2
Misc. other income			1

Total	2	2	8	7

Other Deductions
Misc. other deductions		1	1	2

Other Income - net	$2	$1	$7	$5

  Goodwill and Other Intangible Assets

  In June 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets," which eliminates the amortization of goodwill and other acquired intangible assets with indefinite economic useful lives. SFAS 142 requires an annual impairment test of goodwill at the reporting unit level. A reporting unit is a segment or one level below a segment (referred to as a component). Intangible assets other than goodwill that are not subject to amortization are also required to undergo an annual impairment test. PPL and its subsidiaries adopted SFAS 142 on January 1, 2002. Previously reported information has been restated to conform to the current presentation. The following information is disclosed in accordance with SFAS 142.

  Acquired Intangible Assets

  (PPL)

  The carrying amount and the accumulated amortization of acquired intangible assets were as follows (millions of dollars):

	June 30, 2002		December 31, 2001
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Emission allowances	$50		$36
Land and transmission rights	241	$88	247	$86
Licenses and other	32	4	31	4

	$323	$92	$314	$90

  Current intangible assets are included in "Current Assets - Other," and long-term intangible assets are included in "Regulatory and Other Noncurrent Assets - Other" on the Balance Sheet.

  Amortization expense was approximately $1 million and $2 million for the three and six months ended June 30, 2002. Estimated amortization expense for the years 2003 through 2007 is $5 million per year.

  (PPL Energy Supply)

  The carrying amount and the accumulated amortization of acquired intangible assets were as follows (millions of dollars):

	June 30, 2002		December 31, 2001
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization

Emission allowances	$50		$36
Land and transmission rights	49	$14	49	$13
Licenses and other	32	4	31	4

	$131	$18	$116	$17

  Current intangible assets are included in "Current Assets - Other," and long-term intangible assets are included in "Other Noncurrent Assets" on the Balance Sheet.

  Amortization expense was approximately $1 million for the three and six months ended June 30, 2002. Estimated amortization expense for the years 2003 through 2007 is $2 million per year.

  (PPL Electric)

  The carrying amount and the accumulated amortization of acquired intangible assets were as follows (millions of dollars):

	June 30, 2002		December 31, 2001
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization

Land and transmission rights	$191	$73	$197	$72

  Intangible assets are included in "Regulatory and Other Noncurrent Assets - Other" on the Balance Sheet.

  Amortization expense was approximately $1 million for the three and six months ended June 30, 2002. Estimated amortization expense for the years 2003 through 2007 is $2 million per year.

  (PPL Montana)

  The carrying amount and the accumulated amortization of acquired intangible assets were as follows (millions of dollars):

	June 30, 2002		December 31, 2001
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization

Emission allowances	$19		$19
Licenses and other	15		15

	$34		$34

  Current intangible assets are included in "Prepayments and other," and long-term intangible assets are included in "Noncurrent Assets - Other" on the Balance Sheet.

  Amortization expense was immaterial for the three and six months ended June 30, 2002. Estimated amortization expense is immaterial for each of the years 2003 through 2007.

  Goodwill

  (PPL and PPL Energy Supply)

  The changes in the carrying amounts of goodwill by segment were as follows (millions of dollars):

	PPL Energy Supply				PPL
	Supply	International	Total	Delivery(a)	Total

Balance as of January 1, 2002	$72	$257	$329	$55	$384
Goodwill acquired	12	5	17		17
Effect of foreign exchange rates		7	7		7
Impairment losses		(150)	(150)		(150)

Balance as of June 30, 2002	$84	$119	$203	$55	$258

(a)		The Delivery segment is not part of PPL Energy Supply.

  Goodwill is included in other noncurrent assets on the Balance Sheet.

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

  (PPL)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

(Millions of Dollars, except per share data)
Reported net income (loss)	$(27)	$117	$(30)	$339
Add back: Goodwill amortization		3		7
Add back: Equity method goodwill amortization		1		2

Adjusted net income (loss)	$(27)	$121	$(30)	$348

Basic EPS:
Reported net income (loss)	$(0.18)	$0.80	$(0.20)	$2.33
Goodwill amortization		0.02		0.05
Equity method goodwill amortization		0.01		0.01

Adjusted net income (loss)	$(0.18)	$0.83	$(0.20)	$2.39

Diluted EPS:
Reported net income (loss)	$(0.18)	$0.80	$(0.20)	$2.31
Goodwill amortization		0.02		0.05
Equity method goodwill amortization		0.01		0.01

Adjusted net income (loss)	$(0.18)	$0.83	$(0.20)	$2.37

  (PPL Energy Supply)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

(Millions of Dollars)
Reported net income	$9	$124	$4	$325
Add back: Goodwill amortization		3		6
Add back: Equity method goodwill amortization		1		2

Adjusted net income	$9	$128	$4	$333

  (PPL Electric and PPL Montana)

  PPL Electric and PPL Montana had no goodwill at June 30, 2002 and December 31, 2001. The adoption of SFAS 142 would not have affected prior period earnings of PPL Electric and PPL Montana.

  Reconciliation of Prior Annual Periods to Exclude Amortization

  (PPL and PPL Energy Supply)

  The following table reconciles reported earnings from prior annual periods to earnings adjusted to exclude the amortization expense related to goodwill and equity method goodwill that will no longer be recorded in accordance with SFAS 142. PPL and PPL Energy Supply were not affected by changes in amortization periods for other intangible assets.

	PPL
	For the Years Ended December 31,
	2001	2000	1999

Reported net income before extraordinary items and cumulative effect of a change in accounting principle	$169	$487	$478
Add back: Goodwill amortization	13	11	8
Add back: Equity method goodwill amortization	3	3	5

Adjusted net income before extraordinary items and cumulative effect of a change in accounting principle	$185	$501	$491

Reported net income	$179	$498	$432
Add back: Goodwill amortization	13	11	8
Add back: Equity method goodwill amortization	3	3	5

Adjusted net income	$195	$512	$445

	PPL
	For the Years Ended December 31,
	2001	2000	1999

Basic EPS:
Reported net income before extraordinary items and cumulative effect of a change in accounting principle	$1.16	$3.38	$3.14
Goodwill amortization	0.09	0.07	0.06
Equity method goodwill amortization	0.02	0.02	0.03

Adjusted net income before extraordinary items and cumulative effect of a change in accounting principle	$1.27	$3.47	$3.23

Reported net income	$1.23	$3.45	$2.84
Goodwill amortization	0.09	0.07	0.06
Equity method goodwill amortization	0.02	0.02	0.03

Adjusted net income	$1.34	$3.54	$2.93

Diluted EPS:
Reported net income before extraordinary items and cumulative effect of a change in accounting principle	$1.15	$3.37	$3.14
Goodwill amortization	0.09	0.07	0.06
Equity method goodwill amortization	0.02	0.02	0.03

Adjusted net income before extraordinary items and cumulative effect of a change in accounting principle	$1.26	$3.46	$3.23

Reported net income	$1.22	$3.44	$2.84
Goodwill amortization	0.09	0.07	0.06
Equity method goodwill amortization	0.02	0.02	0.03

Adjusted net income	$1.33	$3.53	$2.93

	PPL Energy Supply
	For the Years Ended December 31,
	2001	2000	1999

Reported net income (loss) before extraordinary items and cumulative effect of a change in accounting principle	$171	$242	$(35)
Add back: Goodwill amortization	12	9	7
Add back: Equity method goodwill amortization	3	3	5

Adjusted net income (loss) before extraordinary items and cumulative effect of a change in accounting principle	$186	$254	$(23)

Reported net income (loss)	$174	$242	$(35)
Add back: Goodwill amortization	12	9	7
Add back: Equity method goodwill amortization	3	3	5

Adjusted net income (loss)	$189	$254	$(23)

  (PPL Electric and PPL Montana)

  PPL Electric and PPL Montana had no goodwill at December 31, 2001, 2000 and 1999. The adoption of SFAS 142 would not have affected prior period earnings of PPL Electric and PPL Montana.

  New Accounting Standards

  (PPL, PPL Energy Supply, PPL Electric and PPL Montana)

  SFAS 143

  In June 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations," on the accounting for obligations associated with the retirement of long-lived assets. SFAS 143 requires a liability to be recognized in the financial statements for retirement obligations meeting specific criteria. Measurement of the initial obligation is to approximate fair value, with an equivalent amount recorded as an increase in the value of the capitalized asset. The asset will be depreciated in accordance with normal depreciation policy and the liability will be increased, with a charge to the income statement, until the obligation is settled. SFAS 143 is effective for fiscal years beginning after June 15, 2002. PPL and its subsidiaries are currently in the process of identifying asset retirement obligations. The potential impact of adopting SFAS 143 is not yet determinable, but may be material.

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

  SFAS 145

  In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The most relevant provision of SFAS 145 is the rescission of SFAS 4, "Reporting Gains and Losses from Extinguishment of Debt - An Amendment of APB Opinion No. 30," which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result of the rescission, the criteria in APB Opinion No. 30 will now be used to classify those gains and losses. The provisions of SFAS 145 related to the rescission of SFAS 4 shall be applied in fiscal years beginning after May 15, 2002, with early application encouraged. The adoption of SFAS 145 will not have a material impact on PPL or its subsidiaries.

  SFAS 146

  In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and replaces EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of SFAS 146 are effective for exit or disposal activities initiated after December 31, 2002, with earlier application encouraged. The adoption of SFAS 146 will not have a material impact on PPL or its subsidiaries, but may impact future disposal or exit activities.

  EITF 02-3

  See Note 10 for a discussion of EITF 02-3 and the potential impact of adoption.

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

  PPL had been working with governmental authorities in Brazil and CEMAR's creditors on a plan to return the company to financial stability. That plan included CEMAR's request for a rate-increase review, which Brazilian regulators denied in June 2002. PPL viewed the rate-increase review as a critical step in restoring CEMAR to financial stability. While CEMAR has the capability to appeal the regulator's denial, PPL puts a low probability on the chances of any appeal succeeding. Given the regulator's denial of the rate-increase review and the current financial condition of CEMAR, PPL has made a decision to exit the investment. PPL Global's remaining portion of its CEMAR investment, primarily related to its foreign currency translation adjustments balance, was written-off as of June 30, 2002. The $94 million charge was recorded in "Write-down of international energy projects" on the Statement of Income.

  In July 2002, PPL announced a proposal to sell all of its 90% equity interest in CEMAR to Franklin Park Energy, LLC. The sale is subject to regulatory approval of Brazil's National Electric Energy Agency and other customary conditions. The purchase and sale agreement may be terminated by either party if closing on the sale does not occur by August 15, 2002. If the sale is not consummated, PPL expects that CEMAR would consider filing for bankruptcy under Brazilian law. PPL cannot predict what position the Brazilian regulator, CEMAR's creditors or others may take in connection with these matters or the ultimate outcome of these matters.

  As a result of its financial difficulties, CEMAR has failed to pay certain of its creditors for obligations when due. In addition, CEMAR is not in compliance with the financial covenants in its 150 million Brazilian reals (approximately $56 million) debenture indenture for the year ended December 31, 2001, and for the quarter ended March 31, 2002. CEMAR has reached agreement with the required majority of debenture holders on a waiver for the failure to meet certain financial covenants through measurement periods ending September 30, 2002.

  Workforce Reduction

  (PPL, PPL Energy Supply and PPL Electric)

  In an effort to improve operational efficiency and reduce costs, PPL announced a workforce reduction in June 2002 that eliminated 598 employees, or about 7% of PPL's U.S. workforce, at a cost of $74 million. The program was broad-based and impacted virtually all employee groups except certain positions that are key to providing high-quality service to PPL's electricity delivery customers. Linemen, electricians and line foremen, for example, were not affected by the reductions.

  PPL recorded the cost of the program as a one-time charge of $74 million included in the Statement of Income as "Workforce reduction." This charge reduced net income by $43 million after taxes, or 29 cents per share of common stock. Annual savings in operating expenses associated with the workforce reduction are estimated to be approximately $50 million. The program provides for enhanced early retirement benefits and/or one-time special pension separation allowances based on an employee's age and years of service. These features of the program will be paid primarily from the PPL Retirement Plan pension trust and increased PPL's pension liability by $65 million. The remaining $9 million of costs relate primarily to severance payments and outplacement costs which will be paid by PPL, and are included on the Balance Sheet in "Current Liabilities."

  PPL Energy Supply eliminated 195 employees and recorded a one-time charge of $40 million, which after taxes reduced net income by $23 million. Included in the charge was a $10 million allocation of the costs associated with the elimination of employees of PPL Services.

  PPL Electric eliminated 260 employees and recorded a one-time charge of $33 million, which after taxes reduced net income by $19 million. Included in the charge was a $6 million allocation of the costs associated with the elimination of employees of PPL Services.

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

Results of Operations

The following discussion explains significant changes in principal items on the Statement of Income, comparing the three and six months ended June 30, 2002, to the comparable periods in 2001.

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

Earnings

Net income (loss) and the related EPS were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

Net income (loss)
(millions of dollars)	$(27)	$117	$(30)	$339
EPS - basic	$(0.18)	$0.80	$(0.20)	$2.33
EPS - diluted	$(0.18)	$0.80	$(0.20)	$2.31

Net income in 2002 was impacted by three unusual items as shown below. Refer to specific notes to the Financial Statements for discussion of these items.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

(Millions of dollars)
Net income (loss) - actual	$(27)	$117	$(30)	$339
Unusual items (net of tax):
SFAS 142 goodwill impairment (Note 12)			(150)
Write-down of investment in CEMAR (Note 14)	(94)		(98)
Workforce reduction (Note 15)	(43)		(43)

Net income from core operations	$110	$117	$261	$339

Core earnings declined by $7 million and $78 million for the three and six months ended June 30, 2002, compared to the same periods in 2001. These decreases were primarily due to (after-tax earnings impacts noted in millions of dollars):

	June 30, 2002 vs. June 30, 2001
	Three Months Ended	Six Months Ended

Lower wholesale energy margins	$(26)	$(87)
Lower unregulated retail energy margins	(11)	(33)
Lower delivery revenues (net of CTC/ITC amortization)	(2)	(13)
PPL Global earnings (a)	4	(5)
Earnings from synfuel projects (b)	(3)	3
Higher regulated retail energy margins	30	61
Other - net	1	(4)

	$(7)	$(78)

(a)	The increase for the three months ended was due to the discontinuance of goodwill amortization and lower development spending. The decrease for the six months ended was due to higher interest on Latin American debt and lower operating results at equity affiliates, offset by the discontinuance of goodwill amortization and a favorable termination settlement on a cancelled domestic development project.
(b)	The decrease for the three months ended was due to $4 million less in tax credits. (The second quarter of 2001 included additional tax credits which had been deferred pending the receipt of a private letter ruling from the IRS.) The increase for the six months ended was due to higher sales volumes.

PPL expects that the current low level of wholesale energy prices will adversely impact margins for the remainder of this year, and could continue to do so beyond 2002. Based upon current energy price levels, there is a risk that PPL may be unable to recover its investment in new gas-fired generation facilities. Under generally accepted accounting principles, PPL does not believe that there is an impairment charge to be recorded at this time. PPL is unable to predict the ultimate earnings impact of this issue, based upon energy price levels, applicable accounting rules and other factors, but such impact may be material.

PPL also expects that it will incur quarterly operating losses from CEMAR until such time as it exits its investment in CEMAR. See Note 14 to the Financial Statements for information on PPL Global's investment in CEMAR. See "Financial Condition - Liquidity" for a discussion of a possible charge related to PPL Capital Funding's 7.70% Reset Put Securities due 2007.

Domestic Energy Margins

The following tables provide summary data regarding changes in domestic gross margins of wholesale and retail energy for the three and six months ended June 30, 2002, compared with the same periods in 2001 (millions of dollars):

	June 30, 2002 vs. June 30, 2001
	Three Months Ended	Six Months Ended

Utility revenues	$47	$25
Unregulated retail electric and gas revenues	(62)	(152)
Wholesale energy marketing and trading revenues	(79)	(269)
Other revenue adjustments (a)	(1)	50

Total revenues	(95)	(346)

Fuel	1	(40)
Purchased power	(84)	(221)
Other cost adjustments (a)		16

Total cost of sales	(83)	(245)

Domestic gross energy margins	$(12)	$(101)

(a)	Adjusted to exclude the impact of any revenues and costs not associated with domestic energy margins, in particular, revenues and costs related to the international operations of PPL Global and the domestic delivery operations of PPL Electric and PPL Gas Utilities.

Changes in Gross Domestic Energy Margins By Customer:

	June 30, 2002 vs. June 30, 2001
	Three Months Ended	Six Months Ended

Wholesale - Eastern U.S.	$(24)	$(44)
Wholesale - Western U.S.	(20)	(106)
Unregulated retail	(19)	(55)
Regulated retail	51	104

Domestic gross energy margins	$(12)	$(101)

Gross margin calculations are dependent on the allocation of fuel and purchased power costs to the customer segments. That allocation is based on hourly MWh consumption levels compared to hourly MWh supply costs. Any costs specific to a customer segment are charged to that customer segment.

Wholesale - Eastern U.S.

East wholesale margins were lower for the three and six months ended June 30, 2002, compared to the same periods in 2001, primarily due to lower wholesale prices. Average wholesale prices for the three months ended June 30, 2002 were $16/MWh lower than those realized in the same period in 2001. As a result, wholesale revenues were lower by $17 million, despite a 36% increase in wholesale sales. Because of the higher levels of sales, costs were $7 million higher. Average wholesale prices for the year-to-date June 30, 2002 were $12/MWh lower than those realized for the same period in 2001, thereby providing $106 million less in revenues. Partially offsetting this decline were higher volumes of sales, which added $36 million to revenues and a buyout of a NUG contract, which reduced power purchases by $25 million.

Wholesale - Western U.S.

West wholesale margins were lower for the three and six months ended June 30, 2002, compared to the same periods in 2001, primarily due to significantly lower wholesale prices. Average wholesale prices for the three and six months ended June 30, 2002, were $43/MWh and $85/MWh lower than those realized for the same periods in 2001. Lower wholesale prices for the three and six months ended June 30, 2002 account for $76 million and $248 million of margin reductions. These reductions were offset by higher volumes of $56 million and $142 million, due in part to the commercial operations of Griffith Energy.

Unregulated Retail

Unregulated retail margins were lower for the three and six months ended June 30, 2002, compared to the same periods in 2001. These declines were primarily due to lower revenues resulting from the expiration of contracts which were not renewed in the East and to significantly lower retail prices in the West. However, the declines were partially offset by an increase in the number of customers. For the three and six months ended June 30, 2002, lower prices account for $18 million and $57 million of margin reductions.

Regulated Retail

Regulated retail margins in the East were higher for the three and six months ended June 30, 2002, compared to the same periods in 2001. For the three months ended June 30, 2002, increased sales volumes improved margins by $11 million. Higher average sales prices, caused by changes in usage among customer classes, improved margins by $13 million. Finally, lower supply costs in 2002, due to lower purchased power costs, lower fuel costs and increased generating unit availability, improved margins by $27 million. For the six months ended June 30, 2002, increased sales volumes improved margins by $25 million. Higher average prices, caused by changes in usage among customer classes, improved margins by $25 million. Finally, lower supply costs in 2002, due to lower purchased power costs, lower fuel costs and increased generating unit availability, improved margins by $52 million.

Operating Revenues

Utility

The increase (decrease) in utility revenues was attributable to the following (millions of dollars):

	June 30, 2002 vs. June 30, 2001
	Three Months Ended	Six Months Ended

Electric Revenue
PPL Electric:
Electric delivery	$4	$(24)
PLR electric generation supply	37	73
Other		(3)
PPL Global:
Electric delivery	8
Other	(2)	(5)

	47	41

Gas Revenue
PPL Gas Utilities		(16)

	$47	$25

The increase in utility operating revenues in both periods was primarily due to PPL Electric's higher revenues from providing electric generation supply as a PLR. During the past 12 months, about 80% to 90% of kWh in PPL Electric's service territory that had been served by alternate suppliers under the Customer Choice Act have returned to PPL Electric as the supplier. Because the bulk of the shoppers returned to PPL Electric as their supplier in July 2001, there should not be similar levels of increase for the remainder of the year.

The $8 million increase in PPL Global's revenue in the three months ended June 30, 2002, compared to the same period in 2001 was due to an increase in the volume of deliveries in Brazil, Chile and El Salvador.

Both PPL Gas Utilities' revenues and PPL Electric's delivery revenues were lower in the six months ended June 30, 2002, compared with the same period in 2001. The PPL Electric delivery revenue decrease was primarily due to lower sales volume of 3.3%, due to mild winter weather in the first quarter of 2002 and adverse economic conditions. The PPL Gas Utilities' decrease was primarily due to lower sales volumes of 1.3 million dekatherms, or 17%. This was also due to mild winter weather.

Unregulated Retail Electric and Gas

The decrease in revenues from unregulated retail electric and gas operations was attributable to the following (millions of dollars):

	June 30, 2002 vs. June 30, 2001
	Three Months Ended	Six Months Ended

PPL EnergyPlus:
Retail electric	$(60)	$(146)
Retail gas	(2)	(6)

	$(62)	$(152)

The decrease in electric generation supply in both periods was primarily due to lower sales volumes, reflecting the expiration of certain PPL EnergyPlus contracts with existing customers and an increased emphasis on competing in wholesale markets.

Wholesale Energy Marketing and Trading

The increase (decrease) in revenues from wholesale energy marketing and trading activities was attributable to the following (millions of dollars):

	June 30, 2002 vs. June 30, 2001
	Three Months Ended	Six Months Ended

Eastern U.S. markets
Bilateral/Spot market	$(68)	$(107)
Cost-based	(14)	(31)
Gas & oil	7	(45)

	(75)	(183)
Western U.S. markets	(4)	(86)

	$(79)	$(269)

The decrease in eastern U.S. markets in both periods was attributable to lower bilateral/spot market revenues primarily due to lower prices, partially offset by higher volumes. A decline in prices adversely impacted revenues by $138 million and $167 million for the three and six months ended June 30, 2002, compared to the same periods in 2001. Partially offsetting the price decline were increased volumes which had a positive effect on revenues of $70 million and $60 million for the three and six months ended June 30, 2002, compared to the same periods in 2001. This was the result of PPL EnergyPlus' increasing emphasis on competing in the wholesale markets. Also, contributing to the decrease was the expiration of capacity and energy agreements (cost-based) with BG&E.

Gas and oil revenues decreased for the six months ended June 30, 2002, compared to the same period in 2001. This decrease was primarily due to significantly lower prices in the first quarter of 2002, which impacted revenues by $28 million, and lower volumes with a revenue impact of $17 million.

The decrease in western U.S. markets in both periods was due to a decline in wholesale energy prices from the high prices experienced during the energy supply shortage in the western U.S. in the first half of 2001. In June 2001, the FERC instituted a series of price controls designed to mitigate (or cap) prices in the entire western U.S. as a result of the California energy crisis. These price controls have had the effect of significantly lowering spot and forward energy prices in the western U.S. See Note 8 to the Financial Statements for further discussion on the California situation.

Fuel

Fuel costs decreased by $40 million for the six months ended June 30, 2002, compared with the same period in 2001.

Electric fuel costs decreased by $24 million for the six months ended June 30, 2002, compared with the same period in 2001. After eliminating $3 million for PPL Wallingford, which began operations at the end of December 2001 and $4 million for Griffith Energy, which began operations in January 2002, electric fuel costs decreased by $31 million in the first half of 2002. The decrease was attributed to $30 million in lower generation in the east's oil/gas fired stations due to reduced plant usage due to more favorable energy prices on the open market.

The cost of natural gas and propane decreased by $16 million for the six months ended June 30, 2002, compared with the same period in 2001. The decrease reflects $18 million in lower gas purchases due to milder weather and $8 million in lower off-system purchases due to a decrease in per unit gas prices, which was offset by $10 million in higher purchased gas costs.

PPL subsidiaries have entered into new coal supply agreements in 2002 that will provide a large percentage of coal requirements of their coal-fired generating plants. For PPL's eastern U.S. coal-fired generating plants, the new agreements, together with the existing agreements, secure 95%, 79%, 54%, 34% and 20% of the expected coal requirements for 2002 through 2006. For PPL's western U.S. coal-fired generating plants, the new agreements, together with the existing agreements, secure 100% of the 2002 and 2003 requirements and 92% of the 2004 through 2006 expected coal requirements.

Energy Purchases

The increase (decrease) in energy purchases was attributable to the following (millions of dollars):

	June 30, 2002 vs. June 30, 2001
	Three Months Ended	Six Months Ended

Domestic
Eastern U.S. markets	$(87)	$(218)
Western U.S. markets	1	(8)
International	2	5

	$(84)	$(221)

The decreases in the eastern U.S. markets were primarily due to the following (millions of dollars):

	June 30, 2002 vs. June 30, 2001
	Three Months Ended	Six Months Ended

Gains on long-term forward transactions	$(60)	$(62)
Lower wholesale electricity prices	(7)	(47)
Lower wholesale electricity volumes	(19)	(6)
Gain on NUG contract buy-out		(25)
Lower gas purchases for trading		(49)
Lower gas purchases for retail		(16)
Other - net	(1)	(13)

	$(87)	$(218)

Other Operation Expenses

Other operation expenses decreased by $6 million for the three months ended June 30, 2002, compared to the same period in 2001. This decrease was primarily due to a $6 million delay in outage related activities at the Susquehanna generating station and $3 million of pension income in 2002 due to the adoption of double corridor accounting.

During the second quarter of 2002, the workforce reduction (see "Workforce Reduction" discussion below) and union-negotiated benefit enhancements had a significant impact on PPL's primary pension plan, increasing the benefit obligation by $140 million. As a result of these changes, PPL remeasured its net periodic pension cost for that plan, which included recognition of asset losses totaling $153 million as of June 30, 2002 due to weakened financial markets. These combined events decreased the funded status of PPL's pension plan by approximately $290 million.

Through June 30, 2002, PPL recorded approximately $20 million of pension income. As a result of the events and remeasurements previously discussed, PPL expects to record approximately $9 million of pension income in the second half of 2002 for a full year total of $29 million. PPL expects to continue to record pension income in 2003, but at lower levels due to the above events and continued weakness in the financial markets.

Maintenance

Maintenance expenses decreased by $12 million for the three months ended June 30, 2002, compared to the same period in 2001. This decrease was primarily due to $13 million of higher costs incurred in the second quarter of 2001 for the Susquehanna generating station refueling outage and additional overtime and contractor costs to improve plant equipment reliability.

Amortization of Recoverable Transition Costs

Amortization of recoverable transition costs decreased by $23 million for the six months ended June 30, 2002, compared with the same period in 2001. This decrease was primarily due to $19 million of lower ITC amortization in 2002 as a result of lower billed ITC revenues. Billed ITC revenues were lower as a result of the decrease in electricity delivery sales and lower ITC rates.

Taxes, Other Than Income

Taxes, other than income, increased by $8 million and $18 million during the three and six months ended June 30, 2002, compared with the same periods in 2001. These changes were primarily due to an increase in the revenue-neutral reconciliation (RNR) tax component of the effective Pennsylvania gross receipts tax rate in January 2002. The RNR, which adjusts the base gross receipts tax rate of 4.4%, was enacted as part of the Customer Choice Act as a tax revenue replacement component to recoup losses to the Commonwealth of Pennsylvania that may result from the restructuring of the electric industry. Changes in gross receipts tax do not significantly affect earnings as they are substantially recovered through customer rate revenues.

Write-down of International Energy Projects

See Note 14 to the Financial Statements for additional information on a $6 million charge in the three months ended March 31, 2002 and a $94 million charge in the three months ended June 30, 2002 to reflect additional write-downs of PPL Global's investment in CEMAR.

Workforce Reduction

See Note 15 to the Financial Statements for information regarding the $74 million charge recorded in June 2002.

Financing Costs

Interest expense increased by $12 million for the three months ended June 30, 2002, compared with the same period in 2001. This increase was primarily the net effect of an $18 million increase in interest on long-term debt, partially offset by a $7 million decrease in interest on short-term debt. The increase in interest on long-term debt reflects the issuance of $800 million of senior secured bonds by PPL Electric, $500 million of senior unsecured notes by PPL Energy Supply and debt issued by PPL Global's consolidated affiliates. A portion of these proceeds was used to pay down commercial paper balances, which decreased short-term interest expense.

Dividends and distributions on preferred securities increased by $13 million for the six months ended June 30, 2002, compared with the same period in 2001. This increase was due to a $15 million increase in distributions on the PEPS Units, issued in the second quarter of 2001, offset by a $2 million decrease in preferred stock dividends due to redemptions and retirements of preferred stock and preferred securities.

Income Taxes

Income taxes decreased by $31 million for the three months ended June 30, 2002, compared to the same period in 2001. The change was primarily due to lower pre-tax book income, resulting in a $70 million reduction in income taxes. This decrease was offset by $33 million of deferred income tax valuation allowances recorded on PPL's investment in CEMAR and a $4 million reduction in the amount of federal synfuel tax credits recognized.

Income taxes decreased by $95 million for the six months ended June 30, 2002, compared to the same period in 2001. The change was primarily due to lower pre-tax book income, resulting in a $126 million reduction in income taxes, offset by $33 million of deferred income tax valuation allowances recorded on PPL's investment in CEMAR.

Change in Accounting Principle

PPL adopted SFAS 142, "Goodwill and Other Intangible Assets," on January 1, 2002. SFAS 142 requires an annual impairment test of goodwill and other intangible assets that are not subject to amortization. PPL conducted a transition impairment analysis in the first quarter of 2002 and recorded a transition goodwill impairment charge of $150 million, which was reported as a "Cumulative Effect of a Change in Accounting Principle" on the Statement of Income. See Note 12 to the Financial Statements for additional information on the adoption of SFAS 142.

Financial Condition

Liquidity

At June 30, 2002, PPL had $193 million in cash and cash equivalents and $281 million of short-term debt. At December 31, 2001, PPL had $933 million in cash and cash equivalents and $118 million of short-term debt. The decrease in net cash position from December resulted from less cash provided from operating activities due primarily to the effect of $150 million of turbine cancellation payments, a $50 million payment to terminate the outstanding liability under an energy purchase contract with a NUG, mild weather and seasonal cash outflows that normally occur in the first half of each year (such as the prepayment of the Pennsylvania gross receipts tax). In addition, PPL incurred one-time acquisition costs of approximately $105 million for certain generation equipment it purchased from two lessor trusts in the first half of 2002, and $151 million of additional project development costs. PPL and its subsidiaries also retired $291 million of securities in the first half of 2002.

In the second quarter of 2002, PPL filed a universal shelf registration statement with the SEC for the issuance of up to $950 million in various securities. Subject to market conditions, PPL currently plans to issue approximately $200 million of common stock and a lesser amount of equity-linked securities during the third quarter of 2002 under this registration statement. PPL expects to use the proceeds of these issuances to retire other securities, for general corporate purposes, including the repayment of short-term debt, and to provide liquidity.

PPL Capital Funding currently has outstanding 7.70% Reset Put Securities due 2007 in the aggregate principal amount of $200 million, which are subject to remarketing in the fourth quarter of 2002. If the securities are remarketed, their term would be extended for an additional five years to the final maturity date in 2007, and the interest rate on the securities would be reset at a rate equal to 6.115% plus a credit spread based on PPL Capital Funding's credit profile at the time of remarketing. To the extent that the actual five-year U.S. Treasury rate (the "Treasury Rate"), at the time of remarketing is less than 6.115%, PPL Capital Funding would incur an effective incremental cost of funds over the subsequent five-year period approximately equal to the difference between 6.115% and the actual Treasury Rate. On August 6, 2002, the Treasury Rate was 3.26%. If the remarketing fails, which could occur due to a number of reasons beyond PPL Capital Funding's control, or if PPL Capital Funding elects not to remarket these securities, PPL would incur a pre-tax charge to earnings during the third or fourth quarter of 2002. Based on the Treasury Rate on August 6, 2002, the amount of this pre-tax charge would be approximately $25 million. However, at this time, PPL cannot predict whether it will incur a charge in 2002, or if it does incur a charge, the amount of such charge.

For additional information on PPL's liquidity, see Item 7, "Review of the Financial Condition and Results of Operations," in PPL's Annual Report to the SEC on Form 10-K for the year ended December 31, 2001.

Energy Marketing and Trading Activities

Through PPL EnergyPlus, PPL sells and purchases, and PPL Montana sells, physical energy at the wholesale level under FERC market-based tariffs throughout the U.S. Because of the generating assets PPL owns or controls, the majority of PPL's energy transactions qualify for accrual or hedge accounting. In addition, PPL enters into financial contracts to hedge the price risk associated with its electricity, gas and oil positions. At June 30, 2002, PPL had net assets of $20 million related to its energy hedging activities.

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

In June 2002, the FASB's EITF adopted the position in EITF 02-3, which addresses accounting for contracts involved in trading and risk management activities, that revenues from energy trading contracts must be reported "net" in financial statements for periods ending after June 30, 2002. The EITF requires that all comparative financial statements should be restated (reclassified) to conform to this consensus. Although this new accounting guidance will require changes to certain line items in the financial statements, it will not impact PPL's overall financial position or earnings. Rather, the portion of PPL's revenues from wholesale energy marketing and trading will be netted against expenses from energy purchases that represent energy trading activities. PPL has not yet quantified the financial statement impact from this revised guidance.

PPL's trading contracts mature at various times through 2006. The following chart sets forth the gains/(losses) in the net fair market value of PPL's trading contracts for the following periods (millions of dollars):

	June 30, 2002
	Three Months Ended	Six Months Ended

Fair value of contracts outstanding at the beginning of the period	$7
Contracts realized or otherwise settled during the period	2	$(1)
Fair value of new contracts when entered into during the period	(5)	(7)
Other changes in fair values	(3)	9

Fair value of contracts outstanding at the end of the period	$1	$1

During the six months ended June 30, 2002, PPL reversed net gains of approximately $1 million related to contracts entered into prior to January 1, 2002. This amount does not reflect intra-year contracts that were entered into and settled during the period.

As of June 30, 2002, the net loss on PPL's trading activities expected to be recognized in earnings during the next three months is approximately $3 million.

The following chart segregates estimated fair values of PPL's trading portfolio at June 30, 2002 based on whether the fair values are determined by quoted market prices or other more subjective means (millions of dollars):

Fair Value of Contracts at June 30, 2002
Gains/(Losses)
Maturity less than 1 year		Maturity 1-3 years	Maturity 4-5 years	Maturity in excess of 5 years	Total fair value

Source of Fair Value
Prices actively quoted
Prices provided by other external sources	$4	$3			$7
Prices based on models and other valuation methods	(6)				(6)

Fair value of contracts outstanding at the end of the period	$(2)	$3			$1

For additional information on PPL's Energy Marketing and Trading Activities, see Item 7, "Review of the Financial Condition and Results of Operations," in PPL's Annual Report to the SEC on Form 10-K for the year ended December 31, 2001.

Related Party Transactions

PPL is not aware of any material ownership interests or operating responsibility by senior management of PPL or its subsidiaries in outside partnerships, including leasing transactions with special-purpose entities, or other entities doing business with PPL.

Acquisitions and Development

From time-to-time, PPL and its subsidiaries are involved in negotiations with third parties regarding acquisitions, joint ventures and other arrangements which may or may not result in definitive agreements. See Note 7 to the Financial Statements for information regarding recent acquisitions and development activities.

At June 30, 2002, PPL Global had domestic generation projects, either announced or under development, which would provide more than 2,200 MW of additional generation. Subsequently, the Sundance, University Park, Edgewood and Shoreham projects began commercial operation, which added 1,150 MW to PPL's generation capacity.

PPL Global is continuously reexamining development projects based on market conditions and other factors to determine whether to proceed with these projects, sell them, cancel them, expand them, execute tolling agreements or pursue other opportunities.

Financing Activities

See Note 6 to the Financial Statements for a discussion of financing activities.

Cash Flow

Cash and cash equivalents decreased by $422 million more during the six months ended June 30, 2002, compared with the same period in 2001. The reasons for this change were:

  a $178 million decrease in cash provided by operating activities, primarily due to a decrease in operating income, higher prepayment of Pennsylvania gross receipts tax, $150 million of turbine cancellation payments, and a $50 million payment to terminate an energy purchase contract with a NUG;

  a $333 million increase in cash used in investing activities, in part due to an increase of $107 million in capital expenditures. Also, there were no repayments of loans by affiliated companies in 2002; and

  an $89 million decrease in cash used in financing activities primarily due to a $59 million reduction in retirements of long-term debt and preferred securities.

Environmental Matters

See Note 8 to the Financial Statements for a discussion of environmental matters.

Critical Accounting Policies

PPL's financial condition and results of operations are necessarily impacted by the methods, assumptions and estimates used in the application of critical accounting policies. The following accounting policies are particularly important to the financial condition or results of operations of PPL and require estimates or other judgments of matters inherently uncertain: price risk management, pension and other postretirement benefits, asset impairment, leasing and contingencies. See Item 7, "Review of the Financial Condition and Results of Operations," in PPL's Annual Report to the SEC on Form 10-K for the year ended December 31, 2001 for a discussion of each critical accounting policy. For an additional discussion of the impact of the workforce reduction on pension and other postretirement benefits, see Note 15 to the Financial Statements and "Other Operation Expenses" in Results of Operations. For an additional discussion of the impact of the CEMAR write-down on asset impairment, see Note 14 to the Financial Statements.

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

Results of Operations

The following discussion explains significant changes in principal items on the Statement of Income, comparing the three and six months ended June 30, 2002, to the comparable periods in 2001.

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

Earnings

Net income in 2002 was impacted by three unusual items as shown below. Refer to specific Notes to the Financial Statements for discussion of these items.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

(Millions of dollars)
Net income - actual	$9	$124	$4	$325
Unusual items (net of tax):
SFAS 142 goodwill impairment (Note 12)			(150)
Write-down of investment in CEMAR (Note 14)	(94)		(98)
Workforce reduction (Note 15)	(23)		(23)

Net income from core operations	$126	$124	$275	$325

Core earnings increased by $2 million for the three months ended June 30, 2002, compared to the same period in 2001. Core earnings decreased by $50 million for the six months ended June 30, 2002, compared to the same period in 2001. These changes in core earnings were primarily due to (after-tax earnings impacts noted in millions of dollars):

	June 30, 2002 vs. June 30, 2001
	Three Months Ended	Six Months Ended

Lower wholesale energy margins	$(26)	$(87)
Lower unregulated retail energy margins	(11)	(33)
PPL Global earnings (a)	4	(5)
Earnings from synfuel projects (b)	(3)	3
Higher regulated retail energy margins	30	61
Lower transmission and depreciation expenses	6	17
Other - net	2	(6)

	$2	$(50)

(a)	The increase for the three months ended was due to the discontinuance of goodwill amortization and lower development spending. The decrease for the six months ended was due to higher interest on Latin American debt and lower operating results at equity affiliates, offset by the discontinuance of goodwill amortization and a favorable termination settlement on a cancelled domestic development project.
(b)	The decrease for the three months ended was due to $4 million less in tax credits. (The second quarter of 2001 included additional tax credits which had been deferred pending the receipt of a private letter ruling from the IRS.) The increase for the six months ended was due to higher sales volumes.

PPL Energy Supply expects that the current low level of wholesale energy prices will adversely impact margins for the remainder of this year, and could continue to do so beyond 2002. Based upon current energy price levels, there is a risk that PPL Energy Supply may be unable to recover its investment in new gas-fired generation facilities. Under generally accepted accounting principles, PPL Energy Supply does not believe that there is an impairment charge to be recorded at this time. PPL Energy Supply is unable to predict the ultimate earnings impact of this issue, based upon energy price levels, applicable accounting rules and other factors, but such impact may be material.

PPL Energy Supply also expects that it will incur quarterly operating losses from CEMAR until such time as it exits its investment in CEMAR. See Note 14 to the Financial Statements for information on PPL Global's investment in CEMAR.

Domestic Energy Margins

The following tables provide summary data regarding changes in domestic gross margins of wholesale and retail energy for the three and six months ended June 30, 2002, compared with the same periods in 2001 (millions of dollars):

	June 30, 2002 vs. June 30, 2001
	Three Months Ended	Six Months Ended

Wholesale energy marketing and trading revenues	$(47)	$(200)
Unregulated retail electric and gas revenues	(61)	(152)

Total revenues	(108)	(352)

Fuel	3	(24)
Purchased power	(97)	(228)
Other cost adjustments (a)	(2)	1

Total cost of sales	(96)	(251)

Domestic gross energy margins	$(12)	$(101)

(a)	Adjusted to exclude the impact of any costs not associated with domestic energy margins, in particular, costs related to the international operations of PPL Global.

Changes in Gross Domestic Energy Margins By Customer:

	June 30, 2002 vs. June 30, 2001
	Three Months Ended	Six Months Ended

Wholesale - Eastern U.S.	$(24)	$(44)
Wholesale - Western U.S.	(20)	(106)
Unregulated retail	(19)	(55)
Regulated retail	51	104

Domestic gross energy margins	$(12)	$(101)

Gross margin calculations are dependent on the allocation of fuel and purchased power costs to the customer segments. That allocation is based on hourly MWh consumption levels compared to hourly MWh supply costs. Any costs specific to a customer segment are charged to that customer segment.

Wholesale - Eastern U.S.

East wholesale margins were lower for the three and six months ended June 30, 2002, compared to the same periods in 2001, primarily due to lower wholesale prices. Average wholesale prices for the second quarter 2002 were $16/MWh lower than those realized in the same period in 2001. As a result, wholesale revenues were lower by $17 million, despite a 36% increase in wholesale sales. Because of the higher levels of sales, costs were $7 million higher. Average wholesale prices for the year-to-date June 30, 2002 were $12/MWh lower than those realized for the same period in 2001, thereby providing $106 million less in revenues. Partially offsetting this decline were higher volumes of sales, which added $36 million to revenues and a buyout of a NUG contract, which reduced power purchases by $25 million.

Wholesale - Western U.S.

West wholesale margins were lower for the three and six months ended June 30, 2002, compared to the same periods in 2001, primarily due to significantly lower wholesale prices. Average wholesale prices for the three and six months ended June 30, 2002, were $43/MWh and $85/MWh lower than those realized for the same periods in 2001. Lower wholesale prices for the three and six months ended June 30, 2002 account for about $76 million and $248 million of margin reductions. These reductions were offset by higher volumes of $56 million and $142 million, due in part to the commercial operations of Griffith Energy.

Unregulated Retail

Unregulated retail margins were lower for the three and six months ended June 30, 2002, compared to the same periods in 2001. These declines were primarily due to lower revenues resulting from the expiration of contracts which were not renewed in the East and to significantly lower retail prices in the West. However, the declines were partially offset by an increase in the number of customers. For the three and six months ended June 30, 2002, lower prices account for $18 million and $57 million of margin reductions.

Regulated Retail

Regulated retail margins in the East were higher for the three and six months ended June 30, 2002, compared to the same periods in 2001. For the three months ended June 30, 2002, increased sales volumes improved margins by $11 million. Higher average sales prices, caused by changes in usage among customer classes, improved margins by $13 million. Finally, lower supply costs in 2002, due to lower purchased power costs, lower fuel costs and increased generating unit availability, improved margins by $27 million. For the six months ended June 30, 2002, increased sales volumes improved margins by $25 million. Higher average prices, caused by changes in usage among customer classes, improved margins by $25 million. Finally, lower supply costs in 2002, due to lower purchased power costs, lower fuel costs and increased generating unit availability, improved margins by $52 million.

Operating Revenues

Wholesale Energy Marketing and Trading

The decrease in revenues from wholesale energy marketing and trading activities was attributable to the following (millions of dollars):

	June 30, 2002 vs. June 30, 2001
	Three Months Ended	Six Months Ended

Eastern U.S. markets
Bilateral/Spot market	$(68)	$(107)
Cost-based	(14)	(31)
Gas & oil	7	(45)

	(75)	(183)
Western U.S. markets	(6)	(86)

	$(81)	$(269)

The decrease in eastern U.S. markets in both periods was attributable to lower bilateral/spot market revenues primarily due to lower prices, partially offset by higher volumes. A decline in prices adversely impacted revenues by $138 million and $167 million for the three and six months ended June 30, 2002, compared to the same periods in 2001. Partially offsetting the price decline were increased volumes which had a positive effect on revenues of $70 million and $60 million for the three and six months ended June 30, 2002, compared to the same periods in 2001. This was the result of PPL EnergyPlus' increasing emphasis on competing in the wholesale markets. Also, contributing to the decrease was the expiration of capacity and energy agreements (cost-based) with BG&E.

Gas and oil revenues in eastern U.S. markets decreased for the six months ended June 30, 2002, compared to the same period in 2001. This decrease was primarily due to significantly lower prices in the first quarter of 2002, which impacted revenues by $28 million, and lower volumes with a revenue impact of $17 million.

The decrease in western U.S. markets in both periods was due to a decline in wholesale energy prices from the high prices experienced during the energy supply shortage in the western U.S. in the first half of 2001. In June 2001, the FERC instituted a series of price controls designed to mitigate (or cap) prices in the entire western U.S. as a result of the California energy crisis. These price controls have had the effect of significantly lowering spot and forward energy prices in the western U.S. See Note 8 to the Financial Statements for further discussion on the California situation.

Wholesale Energy Marketing to Affiliates

The increase (decrease) in revenues from wholesale energy marketing activities to affiliates was attributable to the following (millions of dollars):

	June 30, 2002 vs. June 30, 2001
	Three Months Ended	Six Months Ended

Sales to PPL Electric (PLR)	$39	$74
Sales to PPL Gas Utilities	(5)	(5)

	$34	$69

PPL EnergyPlus has a power sales agreement to supply PPL Electric's entire PLR load, so PPL Energy Supply's wholesale electric sales to affiliate are a direct reflection of PPL Electric's success as a PLR. During the past 12 months, about 80% to 90% of kWh in PPL Electric's service territory that had been served by alternate suppliers under the Customer Choice Act have returned to PPL Electric as the supplier. Therefore, there was a corresponding increase in PPL Energy Supply's wholesale sales to PPL Electric. Because the bulk of the shoppers returned to PPL Electric as their supplier in July 2001, there should not be similar levels of increase for the remainder of the year.

Utility

PPL Energy Supply's utility operations consist of the delivery of electricity by PPL Global subsidiaries. The $8 million increase in utility revenue in the three months ended June 30, 2002, compared to the same period in 2001 was due to an increase in the volume of deliveries in Brazil, Chile and El Salvador.

Unregulated Retail Electric and Gas

The decrease in revenues from unregulated retail electric and gas operations was attributable to the following (millions of dollars):

	June 30, 2002 vs. June 30, 2001
	Three Months Ended	Six Months Ended

Retail Electric	$(60)	$(146)
Retail Gas	(1)	(6)

	$(61)	$(152)

The decrease in operating revenues from unregulated retail electric operations was primarily due to the expiration of certain PPL EnergyPlus contracts with existing customers and increased emphasis on competing in wholesale markets.

PPL EnergyPlus experienced lower retail gas revenues in the six months ended June 30, 2002, compared with the same period in 2001, primarily due to milder weather.

Fuel

Fuel costs decreased by $24 million in the six months ended June 30, 2002, compared with the same period in 2001. After eliminating $3 million for PPL Wallingford, which began operations at the end of December 2001, and $4 million for Griffith Energy, which began operations in January 2002, fuel costs decreased by $31 million in the first half of 2002. The decrease was attributed to $30 million in lower generation in the east's oil/gas fired stations due to reduced plant usage due to more favorable energy prices on the open market.

PPL Energy Supply subsidiaries have entered into new coal supply agreements in 2002 that will provide a large percentage of coal requirements of their coal-fired generating plants. For PPL Energy Supply's eastern U.S. coal-fired generating plants, the new agreements, together with the existing agreements, secure 95%, 79%, 54%, 34% and 20% of the expected coal requirements for 2002 through 2006. For PPL Energy Supply's western U.S. coal-fired generating plants, the new agreements, together with the existing agreements, secure 100% of the 2002 and 2003 requirements and 92% of the 2004 through 2006 expected coal requirements.

Energy Purchases

The increase (decrease) in energy purchases was attributed to the following (millions of dollars):

	June 30, 2002 vs. June 30, 2001
	Three Months Ended	Six Months Ended

Domestic
Eastern U.S. markets	$(87)	$(214)
Western U.S. markets	1	(7)
International	2	5

	$(84)	$(216)

The decreases in the eastern U.S. markets were primarily due to the following (millions of dollars):

	June 30, 2002 vs. June 30, 2001
	Three Months Ended	Six Months Ended

Gains on long-term forward transactions	$(60)	$(62)
Lower wholesale electricity prices	(7)	(47)
Lower wholesale electricity volumes	(28)	(6)
Gain on NUG contract buy-out		(25)
Lower gas purchases for trading		(49)
Lower gas purchases for retail		(16)
Other - net	8	(9)

	$(87)	$(214)

Energy Purchases from Affiliates

The decrease in energy purchases from affiliates was attributable to the following (millions of dollars):

	June 30, 2002 vs. June 30, 2001
	Three Months Ended	Six Months Ended

Purchases of gas	$(9)	$(6)
Purchases of NUG electricity	(4)	(6)

	$(13)	$(12)

The decrease in gas purchases from PPL Gas Utilities was due to a decrease in gas trading activities by PPL EnergyPlus. Purchases of NUG energy are the result of PPL EnergyPlus' contract to buy from PPL Electric the electricity that PPL Electric purchases under contracts with NUGs. (See Note 9 to the Financial Statements for a discussion of the NUG purchase contract.) With the termination in February 2002 of its NUG contract with Foster Wheeler, PPL Electric purchased less NUG energy, and therefore had less electricity to sell to PPL EnergyPlus.

Other Operation and Maintenance

Other operation and maintenance expenses decreased by $18 million for the three months ended June 30, 2002, compared to the same period in 2001. The decrease was primarily due to $22 million of lower costs at the Susquehanna generating station. Of this, $13 million were higher costs incurred in the second quarter of 2001 for the refueling outage and additional overtime and contractor costs to improve plant equipment reliability and $6 million resulted from a delay in outage related activities.

During the second quarter of 2002, the workforce reduction, (see "Workforce Reduction" discussion below) and union negotiated benefit enhancements had a significant impact on PPL's primary pension plan, increasing the benefit obligation by $140 million. As a result of these changes, PPL remeasured its net periodic pension cost for that plan, which included recognition of asset losses totaling $153 million as of June 30, 2002 due to weakened financial markets. These combined events decreased the funded status of PPL's pension plan by approximately $290 million. PPL Energy Supply participates in that plan and is allocated approximately 35% of the obligations of that plan.

Through June 30, 2002, PPL Energy Supply was allocated approximately $7 million of pension income. As a result of the events and remeasurements previously discussed, PPL Energy Supply will be allocated approximately $3 million of pension income in the second half of 2002 for a full year total of $10 million. PPL expects to continue to record pension income in 2003, but at lower levels due to the above events and continued weakness in the financial markets.

Transmission

Transmission expense decreased by $9 million for the three months ended June 30, 2002, compared with the same period in 2001. The decrease was attributed to $5 million in lower wholesale energy purchases needed to meet wholesale trading activity and $3 million in lower energy purchases due to a decrease in retail sales by PPL EnergyPlus.

Transmission expense decreased by $21 million for the six months ended June 30, 2002, compared with the same period in 2001. The decrease was attributed to $11 million in lower wholesale energy purchases needed to meet wholesale trading activity and $8 million in lower energy purchases due to a decrease in retail sales by PPL EnergyPlus.

Depreciation

Depreciation decreased by $9 million for the six months ended June 30, 2002, compared to the same period in 2001. This decrease was primarily the result of:

  $8 million due to the extension of the depreciable life of the Susquehanna station by 20 years;

  $4 million due to PPL Global's write-down of CEMAR assets in 2001, resulting in no depreciation on these assets in 2002; and

  $5 million due to a decrease in PPL Global's goodwill amortization, which is no longer being recorded effective January 1, 2002.

These decreases were partially offset by an increase of $7 million due to depreciation of the PPL Wallingford facility, which began in January 2002, and higher depreciation at several facilities due to plant upgrades and installation of SCR technology.

Write-down of International Energy Projects

See Note 14 to the Financial Statements for additional information on a $6 million charge in the three months ended March 31, 2002 and a $94 million charge in the three months ended June 30, 2002 to reflect additional write-downs of PPL Global's investment in CEMAR.

Workforce Reduction

See Note 15 to the Financial Statements for information regarding the $40 million charge recorded in June 2002.

Other Income - net

Other income decreased by $11 million for the six months ended June 30, 2002, compared with the same period in 2001. The primary reasons for this decrease were an $8 million decrease in affiliated interest income, which was a result of less intercompany loans to affiliates in 2002, and a decrease of $5 million in miscellaneous other income due to lower miscellaneous income from PPL Global affiliates.

Interest Expense

Total interest expense increased by $14 million and $9 million for the three and six months ended June 30, 2002, compared with the same periods in 2001. The source of borrowing has changed between the two years. In 2001, the interest was on short-term borrowings, primarily with affiliated companies. Interest expense in 2002 reflects long-term debt issuances. PPL Energy Supply issued $500 million of senior unsecured notes in October 2001 and PPL Global subsidiaries issued long-term debt in 2001.

Income Taxes

Income taxes decreased by $9 million for the three months ended June 30, 2002, compared to the same period in 2001. The change was primarily due to lower pre-tax book income, resulting in a $48 million reduction in income taxes. This decrease was offset by $33 million of deferred income tax valuation allowances recorded on the PPL Energy Supply's investment in CEMAR and a $4 million reduction in the amount of federal synfuel tax credits recognized.

Income taxes decreased by $54 million for the six months ended June 30, 2002, compared to the same period in 2001. The change was primarily due to lower pre-tax book income, resulting in a $91 million reduction in income taxes, offset by $33 million of deferred income tax valuation allowances recorded on PPL Energy Supply's investment in CEMAR.

Change in Accounting Principle

PPL Energy Supply adopted SFAS 142, "Goodwill and Other Intangible Assets," on January 1, 2002. SFAS 142 requires an annual impairment test of goodwill and other intangible assets that are not subject to amortization. PPL Energy Supply conducted a transition impairment analysis in the first quarter of 2002 and recorded a transition goodwill impairment charge of $150 million, which was reported as a "Cumulative Effect of a Change in Accounting Principle" on the Statement of Income. See Note 12 to the Financial Statements for additional information on the adoption of SFAS 142.

Acquisitions and Development

From time-to-time, PPL Energy Supply and its subsidiaries are involved in negotiations with third parties regarding acquisitions, joint ventures and other arrangements which may or may not result in definitive agreements. See Note 7 to the Financial Statements for information regarding recent acquisitions and development activities.

At June 30, 2002, PPL Global had domestic generation projects, either announced or under development, which would provide more than 2,200 MW of additional generation. Subsequently, the Sundance, University Park, Edgewood and Shoreham projects began commercial operation, which added 1,150 MW to PPL's generation capacity.

PPL Global is continuously reexamining development projects based on market conditions and other factors to determine whether to proceed with these projects, sell them, cancel them, expand them, execute tolling agreements or pursue other opportunities.

Critical Accounting Policies

PPL Energy Supply's financial condition and results of operations are necessarily impacted by the methods, assumptions and estimates used in the application of critical accounting policies. The following accounting policies are particularly important to the financial condition or results of operations of PPL Energy Supply, and require estimates or other judgments of matters inherently uncertain: price risk management, pension and other postretirement benefits, asset impairment, leasing and contingencies. See Item 7, "Review of the Financial Condition and Results of Operations," in PPL Energy Supply's Annual Report to the SEC on Form 10-K for the year ended December 31, 2001, for a discussion of each critical accounting policy. For an additional discussion of the impact of the workforce reduction on pension and other postretirement benefits, see Note 15 to the Financial Statements and "Other Operation and Maintenance" in Results of Operations. For an additional discussion of the impact of the CEMAR write-down on asset impairment, see Note 14 to the Financial Statements.

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

Results of Operations

The following discussion explains significant changes in principal items on the Statement of Income, comparing the three and six months ended June 30, 2002, to the comparable periods in 2001.

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

Earnings

Net income in 2002 was impacted by the workforce reduction charge, as described in Note 15 to the Financial Statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

(Millions of dollars)
Net income (loss) - actual	$(8)	$21	$12	$55
Unusual item (net of tax):
Workforce reduction (Note 15)	(19)		(19)

Net income from core operations	$11	$21	$31	$55

The decline in core earnings of $10 million and $24 million for the three and six months ended June 30, 2002, compared to the same periods in 2001, was primarily due to (after-tax earnings impacts noted in millions of dollars):

	June 30, 2002 vs. June 30, 2001
	Three Months Ended	Six Months Ended

Higher energy purchase costs including amortization of up-front payment on PLR contract	$(2)	$(3)
PJM ancillary service expense	(6)	(13)
Lower delivery revenues (net of CTC/ITC amortization)	(2)	(13)
Lower other operating costs	3	1
Other - net	(3)	4

	$(10)	$(24)

Operating Revenues

Retail Electric

The increase (decrease) in revenues from retail electric operations was attributable to the following (millions of dollars):

	June 30, 2002 vs. June 30, 2001
	Three Months Ended	Six Months Ended

Electric delivery	$4	$(25)
PLR electric generation supply	37	73
Other	(4)	(4)

	$37	$44

The increase in operating revenues from retail electric operations in both periods was primarily due to higher revenues from providing electric generation supply as a PLR. During the past 12 months, about 80% to 90% of kWh in PPL Electric's service territory that had been served by alternate suppliers under the Customer Choice Act have returned to PPL Electric as the supplier. Because the bulk of the shoppers returned to PPL Electric as their supplier in July of 2001, there should not be similar levels of increase for the remainder of the year.

Revenues from delivery of electricity decreased for the six months ended June 30, 2002, compared to the same period in 2001. This reflected a 3.3% decrease in deliveries of electricity, primarily due to milder winter weather in the first quarter of 2002 and adverse economic conditions.

Wholesale Electric to Affiliate

PPL Electric has a contract to sell to PPL EnergyPlus the electricity that PPL Electric purchases under contracts with NUGs. With the termination in February 2002 of its NUG contract with Foster Wheeler, PPL Electric purchased less NUG energy, and therefore had less electricity to sell to PPL EnergyPlus.

Energy Purchases

Energy purchases increased by $7 million for the three months ended June 30, 2002, compared with the same period in 2001. This increase includes $10 million in service costs from PJM needed to support the increase in return of customers to PPL Electric as their PLR. Effective January 1, 2002, PPL Electric began incurring the cost of certain ancillary services in connection with its power supply contract with PPL EnergyPlus. (See Note 9 to the Financial Statements for a discussion of the power supply contract.) These costs were offset by a $4 million decrease in NUG purchases due to the termination of an energy purchase contract with a NUG in February 2002.

Energy purchases increased by $16 million for the six months ended June 30, 2002, compared with the same period in 2001. This increase includes $22 million in service costs from PJM needed to support the increase in return of customers to PPL Electric as their PLR. These costs were offset by a $6 million decrease in NUG purchases due to the termination of an energy purchase contract with a NUG in February 2002.

Energy Purchases from Affiliate

Energy purchases from affiliate increased by $39 million and $74 million for the three and six months ended June 30, 2002, compared with the same periods in 2001. These increases reflect higher purchases under the power supply contract with PPL EnergyPlus needed to support a higher PLR load, due to the return of customers to PPL Electric as their PLR. See Note 9 to the Financial Statements for a discussion of the power supply contract.

Amortization of Recoverable Transition Costs

Amortization of recoverable transition costs decreased by $23 million for the six months ended June 30, 2002, compared with the same period in 2001. This decrease was primarily due to $19 million of lower ITC amortization in 2002 as a result of lower billed ITC revenues. Billed ITC revenues were lower as a result of the decrease in electricity delivery sales and lower ITC rates.

Taxes, Other Than Income

Taxes other than income increased by $11 million and $24 million during the three and six months ended June 30, 2002, compared to the same periods in 2001. These changes were primarily due to an increase in the revenue-neutral reconciliation (RNR) tax component of the effective Pennsylvania gross receipts tax rate in January 2002. The RNR, which adjusts the base gross receipts tax rate of 4.4%, was enacted as part of the Customer Choice Act as a tax revenue replacement component to recoup losses to the Commonwealth of Pennsylvania that may result from the restructuring of the electric industry. Changes in gross receipts tax do not significantly affect earnings, as they are substantially recovered through customer rate revenues.

Workforce Reduction

See Note 15 to the Financial Statements for information regarding the $33 million charge recorded in June 2002.

Income Taxes

Income taxes decreased by $22 and $33 million for the three and six months ended June 30, 2002, compared to the same periods in 2001, as a result of lower pre-tax book income.

Financial Condition

Liquidity

At June 30, 2002, PPL Electric had $35 million of cash and cash equivalents and no short-term debt. At December 31, 2001, PPL Electric had $79 million of cash and cash equivalents and no short-term debt. The decrease in cash position from December resulted from the retirement of $271 million of long-term debt and capital expenditures of $86 million, partially offset by a $270 million repayment of a notes receivable from an affiliate and cash provided from operating activities.

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

For additional information on related party transactions, see Note 9 to the Financial Statements.

Cash Flow

Cash and cash equivalents decreased by $218 million less during the six months ended June 30, 2002, compared with the same period in 2001. The reasons for this change were:

  a $73 million decrease in cash provided by operating activities, primarily due to lower net income, and payment of collateral to PPL EnergyPlus under the power supply contract;

  a $192 million increase in cash provided by investing activities, primarily due to the repayment of notes receivable from parent and affiliates which was $200 million greater during the six months ended June 30, 2002; and

  a $99 million decrease in cash used in financing activities, primarily due to a $198 million reduction in retirements of long-term and short-term debt. These decreases were offset by the retirement of $100 million of preferred securities.

Environmental Matters

See Note 8 to the Financial Statements for a discussion of environmental matters.

Critical Accounting Policies

PPL Electric's financial condition and results of operations are necessarily impacted by the methods, assumptions and estimates used in the application of critical accounting policies. Accounting policies for pensions and other postretirement benefits and for contingencies are particularly important to the financial condition or results of operations of PPL Electric, and require estimates or other judgments of matters inherently uncertain. See Item 7, "Review of the Financial Condition and Results of Operations," in PPL Electric's Annual Report to the SEC on Form 10-K for the year ended December 31, 2001, for a discussion of each critical accounting policy. For an additional discussion of the impact of the workforce reduction on pension and other postretirement benefits, see Note 15 to the Financial Statements.

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

Results of Operations

The following discussion explains significant changes in principal items on the Statement of Income, comparing the six months ended June 30, 2002, to the comparable period in 2001.

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

Earnings

Net income decreased by $83 million for the six months ended June 30, 2002, compared with the same period in 2001. The decrease was primarily due to lower wholesale prices in the western U.S.

Operating Revenues

Operating revenues decreased by $146 million for the six months ended June 30, 2002, compared with the same period in 2001. The decrease was primarily due to a decline in wholesale energy prices from the high prices experienced in the first half of 2001, resulting from an energy supply shortage in the western U.S. The decrease in power prices resulted in a decrease in revenues of $190 million, while an increase in volume sold resulted in an increase in revenues of $44 million.

In June 2001, the FERC instituted a series of price controls designed to mitigate (or cap) prices in the entire western U.S. as a result of the California energy crisis. These price controls have had the effect of significantly lowering spot and forward energy prices in the western U.S. See Note 8 to the Financial Statements for further discussion on the California situation.

Operating Expense

Operating expenses decreased by $9 million during the six months ended June 30, 2002, compared with the same period in 2001. Operating expenses consist mainly of expenses for fuel, energy purchases, transmission tariffs, plant operations and maintenance, lease rental payments, and general and administrative expenses. The decrease was primarily due to a $12 million decrease in energy purchases, related to the decreased power costs in the western U.S. during the first half of 2002. The decrease in power prices resulted in a $33 million decrease in energy purchases, while an increase in volumes purchased resulted in an increase in energy purchases of $21 million.

Generation increased by 211 million kWh during the six months ended June 30, 2002, compared with the same period in 2001. This increase was primarily the result of higher hydroelectric generation caused by improved water flows in the first half of 2002.

Critical Accounting Policies

PPL Montana's financial condition and results of operations are necessarily impacted by the methods, assumptions and estimates used in the application of critical accounting policies. The following accounting policies are particularly important to the financial condition or results of operations of PPL Montana, and require estimates or other judgments of matters inherently uncertain: price risk management, leasing and contingencies. See Item 7, "Review of the Financial Condition and the Results of Operations," in PPL Montana's Annual Report to the SEC on Form 10-K for the year ended December 31, 2001, for a discussion of each critical accounting policy.

PPL CORPORATION AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk-Sensitive Instruments

PPL actively manages the market risk inherent in its commodity, debt, and foreign currency and equity positions, as detailed in Note 10 to the Financial Statements. PPL has a comprehensive risk management policy to manage the risk exposures related to counterparty credit, energy prices, interest rates and foreign currency exchange rates. An RMC comprised of senior officers oversees the risk management function. Nonetheless, adverse changes in commodity prices, interest rates, foreign currency exchange rates and equity prices may result in losses in earnings, cash flows and/or fair values. The forward-looking information presented below provides estimates of what may occur in the future, assuming certain adverse market conditions, due to reliance on model assumptions. Actual future results may differ materially from those presented. These disclosures are not precise indicators of expected future losses, but only indicators of reasonably possible losses.

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

As of June 30, 2002, PPL estimated that a 10% adverse movement in market prices across all geographic areas and time periods would have decreased the value of its non-hedge portfolio by $5 million. A similar adverse movement in market prices would have decreased the value of its hedge portfolio by approximately $126 million at June 30, 2002. However, the change in the value of the hedge portfolio would have been substantially offset by an increase in the value of the underlying commodity, the electricity generated, because these contracts serve to reduce the market risk inherent in the generation of electricity. In addition to commodity price risk associated with PPL's trading portfolio and any unhedged positions in its non-trading portfolio, PPL's commodity positions are also subject to operational and event risks including, among others, increases in load demand, decreases in hydro availability and forced outages at power plants.

PPL's risk management program is designed to manage the risks associated with market fluctuations in the price of electricity, fuel and fuel-related costs. PPL's risk management policy and programs include risk identification and risk limits management, with measurement and controls for daily monitoring. PPL has entered into forward, option and tolling contracts that require physical delivery of the commodity, as well as futures, exchange-for-physical transactions and other financial contracts (such as swap agreements where settlement is generally based on the difference between a fixed-price and an index-based price for the underlying commodity). PPL expects to continue to use these contracts.

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

At June 30, 2002, PPL's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was estimated at $3 million.

PPL is also exposed to changes in the fair value of its debt portfolio. At June 30, 2002, PPL estimated that its potential exposure to a change in the fair value of its debt portfolio, through a 10% adverse movement in interest rates, was $126 million.

PPL utilizes various risk management instruments to reduce its exposure to adverse interest rate movements for future anticipated financings. While PPL is exposed to changes in the fair value of these instruments, they are designed such that an economic loss in value should generally be offset by interest rate savings at the time the future anticipated financing is completed. At June 30, 2002, PPL estimated that its potential exposure to a change in the fair value of these instruments, through a 10% adverse movement in interest rates, was approximately $11 million. See Note 10 to the Financial Statements for a discussion of financial derivative instruments outstanding at June 30, 2002.

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

During the first quarter of 2001, PPL entered into contracts for the forward purchase of 51 million euros to pay for certain equipment in 2002 and 2003. The estimated value of these forward purchases as of June 30, 2002, being the amount PPL would receive to terminate them, was $2 million.

During the second quarter of 2002, PPL executed three forward sale transactions, maturing in December 2002, for 12 million British pounds sterling to hedge the net investment in WPDH Limited. The estimated value of these agreements as of June 30, 2002, being the amount PPL would have to pay to terminate them, was insignificant.

Nuclear Decommissioning Fund - Securities Price Risk

In connection with certain NRC requirements, PPL Susquehanna maintains trust funds to fund certain costs of decommissioning the Susquehanna station. As of June 30, 2002, these funds were invested primarily in domestic equity securities and fixed-rate, fixed-income securities and are reflected at fair value on PPL's Balance Sheet. The mix of securities is designed to provide returns to be used to fund Susquehanna's decommissioning and to compensate for inflationary increases in decommissioning costs. However, the equity securities included in the trusts are exposed to price fluctuation in equity markets, and the values of fixed-rate, fixed-income securities are exposed to changes in interest rates. PPL Susquehanna actively monitors the investment performance and periodically reviews asset allocation in accordance with its nuclear decommissioning trust policy statement. At June 30, 2002, a hypothetical 10% increase in interest rates and a 10% decrease in equity prices would have resulted in an estimated $17 million reduction in the fair value of the trust assets.

PPL Electric's 1998 restructuring settlement agreement provides for the collection of authorized nuclear decommissioning costs through the CTC. Additionally, PPL Electric is permitted to seek recovery from customers of up to 96% of certain increases in these costs. Under the power supply agreements between PPL Electric and PPL EnergyPlus, these revenues are passed on to PPL EnergyPlus. Similarly, these revenues are passed on to PPL Susquehanna under a power supply agreement between PPL EnergyPlus and PPL Susquehanna. These revenues are used to fund the trusts.

PPL ENERGY SUPPLY, LLC AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk Sensitive Instruments

PPL Energy Supply actively manages the market risk inherent in its commodity, debt, and foreign currency and equity positions as detailed in Note 10 to the Financial Statements. PPL Energy Supply has a comprehensive risk management policy to manage the risk exposures related to counterparty credit, energy prices, interest rates and foreign currency exchange rates. An RMC comprised of senior officers of PPL oversees the risk management function. Nonetheless, adverse changes in commodity prices, interest rates, foreign currency exchange rates and equity prices may result in losses in earnings, cash flows and/or fair values. The forward-looking information presented below provides estimates of what may occur in the future, assuming certain adverse market conditions, due to reliance on model assumptions. Actual future results may differ materially from those presented. These disclosures are not precise indicators of expected future losses, but only indicators of reasonably possible losses.

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

As of June 30, 2002, PPL Energy Supply estimated that a 10% adverse movement in market prices across all geographic areas and time periods would have decreased the value of its non-hedge portfolio by $5 million. A similar adverse movement in market prices would have decreased the value of its hedge portfolio by approximately $126 million. However, the change in the value of the hedge portfolio would have been substantially offset by an increase in the value of the underlying commodity, the electricity generated, because these contracts serve to reduce the market risk inherent in the generation of electricity. In addition to commodity price risk associated with PPL Energy Supply's trading portfolio and any unhedged positions in its non-trading portfolio, PPL Energy Supply's commodity positions are also subject to operational and event risks including, among others, increases in load demand, decreases in hydro availability and forced outages at power plants.

PPL Energy Supply's risk management program is designed to manage the risks associated with market fluctuations in the price of electricity, fuel and fuel-related costs. PPL Energy Supply's risk management policy and programs include risk identification and risk limits management, with measurement and controls for daily monitoring. PPL Energy Supply has entered into forward, option, and tolling contracts that require physical delivery of the commodity, as well as futures, exchange-for-physical transactions and other financial contracts (such as swap agreements where settlement is generally based on the difference between a fixed price and an index-based price for the underlying commodity). PPL Energy Supply expects the use of these contracts to be ongoing.

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

Commodity Price Risk - PLR Contracts

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

At June 30, 2002, PPL Energy Supply's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was estimated at $3 million.

PPL Energy Supply is also exposed to changes in the fair value of its debt portfolio. At June 30, 2002, PPL Energy Supply estimated that its potential exposure to a change in the fair value of its debt portfolio, through a 10% adverse movement in interest rates, was $22 million.

PPL utilizes various risk management instruments to reduce PPL Energy Supply's exposure to adverse interest rate movements for future anticipated financings. While PPL Energy Supply is exposed to changes in the fair value of these instruments, they are designed such that any economic loss in value should be offset by interest rate savings at the time the future anticipated financing is completed. At June 30, 2002, PPL Energy Supply had not entered into any such instruments.

See Note 10 to the Financial Statements for a discussion of financial derivative instruments outstanding at June 30, 2002.

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

During the first quarter of 2001, PPL entered into contracts for the forward purchase of 51 million euros to pay for certain equipment in 2002 and 2003. The estimated value of these forward purchases as of June 30, 2002, being the amount PPL would receive to terminate them, was $2 million.

During the second quarter of 2002, PPL executed three forward sale transactions, maturing in December 2002, for 12 million British pounds sterling to hedge the net investment in WPDH Limited. The estimated value of these agreements as of June 30, 2002, being the amount PPL would have to pay to terminate them, was insignificant.

Nuclear Decommissioning Fund - Securities Price Risk

In connection with certain NRC requirements, PPL Susquehanna maintains trust funds to fund certain costs of decommissioning the Susquehanna station. As of June 30, 2002, these funds were invested primarily in domestic equity securities and fixed-rate, fixed-income securities and are reflected at fair value on PPL Energy Supply's Balance Sheet. The mix of securities is designed to provide returns to be used to fund Susquehanna's decommissioning and to compensate for inflationary increases in decommissioning costs. However, the equity securities included in the trusts are exposed to price fluctuation in equity markets, and the values of fixed-rate, fixed-income securities are exposed to changes in interest rates. PPL Susquehanna actively monitors the investment performance and periodically reviews asset allocation in accordance with its nuclear decommissioning trust policy statement. At June 30, 2002, a hypothetical 10% increase in interest rates and a 10% decrease in equity prices would have resulted in an estimated $17 million reduction in the fair value of the trust assets.

PPL Electric's 1998 restructuring settlement agreement provides for the collection of authorized nuclear decommissioning costs through the CTC. Additionally, PPL Electric is permitted to seek recovery from customers of up to 96% of certain increases in these costs. Under the power supply agreements between PPL Electric and PPL EnergyPlus, these revenues are passed on to PPL EnergyPlus. Similarly, these revenues are passed on to PPL Susquehanna under a power supply agreement between PPL EnergyPlus and PPL Susquehanna. These revenues are used to fund the trusts.

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

Interest Rate Risk

PPL Electric has issued debt to finance its operations, which increases its interest rate risk. PPL Electric's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was an insignificant amount at June 30, 2002.

PPL Electric is also exposed to changes in the fair value of its debt portfolio. At June 30, 2002 PPL Electric estimated that its potential exposure to a change in the fair value of its debt portfolio, through a 10% adverse movement in interest rates, was approximately $56 million.

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

PPL Montana estimated that a 10% adverse movement in market prices across the markets PPL Montana operates in, and across all time periods, would have decreased the value of the hedge portfolio by approximately $66 million at June 30, 2002. A similar adverse movement in market prices would have decreased the value of the non-hedge portfolio by an insignificant amount at June 30, 2002. However, the change in the value of the hedge portfolio would have been substantially offset by an increase in the value of the underlying commodity, the electricity generated, because these contracts serve to reduce the market risk inherent in the generation of electricity. In addition to commodity price risk associated with PPL Montana's trading portfolio and any unhedged positions in its non-trading portfolio, PPL Montana's commodity positions are also subject to operational and event risks including, among others, increases in load demand, decreases in hydro availability and forced outages at generating plants.

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

Interest Rate Risk

PPL Montana may use borrowings to provide funds for its operations. PPL Montana may utilize various financial derivative products and risk management techniques to adjust the mix of fixed and floating-rate interest rates in its debt portfolio and thereby reduce its exposure to adverse interest rate movements. PPL Montana had $40 million in borrowings outstanding as of June 30, 2002, and its interest rate risk was not significant.

PPL CORPORATION
PPL ENERGY SUPPLY, LLC
PPL ELECTRIC UTILITIES CORPORATION
PPL MONTANA, LLC AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

General

See Item 3 "Legal Proceedings" in PPL's, PPL Energy Supply's, PPL Electric's and PPL Montana's Annual Report to the SEC on Form 10-K for the year ended December 31, 2001 and Note 8 of the companies' "Combined Notes to Condensed Consolidated Financial Statements" in Part I of this report for additional information regarding various pending administrative and judicial proceedings involving regulatory, environmental and other matters, which information is incorporated by reference into this Part II.

Tax Assessment Appeals

Pursuant to changes in PURTA, enacted in 1999, PPL subsidiaries have filed a number of tax assessment appeals in various Pennsylvania counties where PPL facilities are located. These appeals challenge existing local tax assessments, which now comprise the basis for payment of the PURTA tax on PPL's properties. Also, as of January 1, 2000, generation facilities are no longer taxed under PURTA, and these local assessments will be used directly to determine local real estate tax liability for PPL's power plants. In July 1999, PPL filed retroactive appeals for tax years 1998 and 1999, as permitted by the new law, as well as prospective appeals for 2000, as permitted under normal assessment procedures. Additional prospective appeals were filed in 2000 for the 2001 tax year and in 2001 for the 2002 tax year. It is anticipated that assessment appeals will now be an annual occurrence.

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

PPL's appeal of the Susquehanna station assessment for 1998 and 1999 was decided in PPL's favor by the Luzerne County Court of Common Pleas. The Philadelphia parties appealed this decision to the Commonwealth Court and PPL cross-appealed on the issue of the right of the Philadelphia parties to intervene. As a result of these proceedings and potential appeals, a final determination of market value and the associated tax liability for 1998 and 1999 may not occur for several years.

Item 4. Submission of Matters to a Vote of Security Holders

At PPL's Annual Meeting of Shareowners held on April 26, 2002, the shareowners:

(1)	Elected the two nominees for the office of director. The vote for all nominees was 114,994,066. The votes for individual nominees were as follows:

Number of Votes
For	Withhold Authority
Frederick M. Bernthal	114,994,066	2,390,719
John R. Biggar	115,493,150	1,891,635

The vote to withhold authority for all nominees was 1,461,310.

(2)	Ratified the appointment of PricewaterhouseCoopers LLP as independent auditors for the year ended December 31, 2002. The vote was 113,482,318 in favor and 2,741,632 against, with 1,160,835 abstaining.

At PPL Electric's Annual Meeting of Shareowners held on April 22, 2002, the shareowners:

(1)	Elected all nine nominees for the office of director. The vote for all nominees was 78,029,863. The votes for individual nominees were as follows:

Number of Votes for
John R. Biggar	78,029,863
Michael E. Bray	78,029,863
Paul T. Champagne	78,029,863
Dean A. Christiansen	78,029,863
Lawrence E. De Simone	78,029,863
Robert J. Grey	78,029,863
William F. Hecht	78,029,863
James H. Miller	78,029,863
Roger L. Petersen	78,029,863

The vote to withhold authority for all nominees was 0.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

10(a) - PPL Energy Supply $300 Million 364-Day Credit Agreement
10(b) - PPL Energy Supply $300 Million Three-Year Credit Agreement
10(c) - PPL Electric $400 Million 364-Day Credit Agreement
12(a) - Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
12(b), 12(c) and 12(d) - Computation of Ratio of Earnings to Fixed Charges
99(a) - Certificate of PPL's principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99(b) - Certificate of PPL's principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99(c) - Certificate of PPL Energy Supply's principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99(d) - Certificate of PPL Energy Supply's principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99(e) - Certificate of PPL Electric's principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99(f) - Certificate of PPL Electric's principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99(g) - Certificate of PPL Montana's principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99(h) - Certificate of PPL Montana's principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

Report dated April 24, 2002 - PPL
	Item 5.	Other Events
Reported earnings for the first quarter of 2002 and confirmed earnings forecast for 2002.

	Item 7.	Financial Statements and Exhibits
Press release regarding PPL's results for the first quarter of 2002 and earnings forecast for 2002.

Report dated June 19, 2002 - PPL, PPL Energy Supply and PPL Electric
	Item 5.	Other Events
Announced the costs of a productivity enhancement program associated with employee separations. PPL expects to record a consolidated non-cash charge against second quarter earnings of approximately $75 million. PPL Electric and PPL Energy Supply expect to record primarily non-cash charges against second quarter earnings of approximately $34 million and $40 million, respectively.

	Item 7.	Financial Statements and Exhibits
Press release regarding PPL's productivity enhancement program.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiaries.

PPL Corporation
(Registrant)

PPL Energy Supply, LLC
(Registrant)

PPL Electric Utilities Corporation
(Registrant)

PPL Montana, LLC
(Registrant)

Date: August 13, 2002	/s/ John R. Biggar
John R. Biggar
Executive Vice President and
Chief Financial Officer
(PPL Corporation)
(principal financial officer)

/s/ James E. Abel
James E. Abel
Treasurer
(PPL Energy Supply, LLC)
(principal financial officer)

/s/ Joseph J. McCabe
Joseph J. McCabe
Vice President and Controller
(PPL Electric Utilities Corporation)
(principal accounting officer)

/s/ Craig D. Bartholomew
Craig D. Bartholomew
Controller
(PPL Montana, LLC)
(principal accounting officer)