Form 10-Q
period 2002-09-30
PPL CORP; PPL ENERGY SUPPLY LLC; PPL MONTANA LLC; PPL ELECTRIC UTILITIES CORP
filed 2002-11-12
CIK 922224, 1161976, 1127712, 317187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the period ended September 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________ to ___________

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.

1-11459	PPL Corporation (Exact name of Registrant as specified in its charter) (Pennsylvania) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-2758192

333-74794	PPL Energy Supply, LLC (Exact name of Registrant as specified in its charter) (Delaware) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-3074920

1-905	PPL Electric Utilities Corporation (Exact name of Registrant as specified in its charter) (Pennsylvania) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-0959590

333-50350	PPL Montana, LLC (Exact name of Registrant as specified in its charter) (Delaware) 303 North Broadway - Suite 400 Billings, MT 59101 (406) 237-6900	54-1928759

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

PPL Corporation	Yes X	No
PPL Energy Supply, LLC	Yes X	No
PPL Electric Utilities Corporation	Yes X	No
PPL Montana, LLC	Yes X	No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

PPL Corporation	Common stock, $.01 par value, 164,452,555 shares outstanding at October 31, 2002, excluding 30,993,637 shares held as treasury stock

PPL Energy Supply, LLC	PPL Corporation indirectly holds all of the member interests in PPL Energy Supply, LLC.

PPL Electric Utilities Corporation	Common stock, no par value, 78,029,863 shares outstanding and all held by PPL Corporation at October 31, 2002, excluding 79,270,519 shares held as treasury stock

PPL Montana, LLC	PPL Corporation indirectly holds all of the member interests in PPL Montana, LLC.

PPL Energy Supply, LLC and PPL Montana, LLC meet the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and are therefore filing this form with the reduced disclosure format.

This document is available free of charge at the Investor Center on PPL's website at www.pplweb.com. However, information on this website does not constitute a part of this Form 10-Q.

(THIS PAGE LEFT BLANK INTENTIONALLY.)

PPL CORPORATION
PPL ENERGY SUPPLY, LLC
PPL ELECTRIC UTILITIES CORPORATION
PPL MONTANA, LLC

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2002

Table of Contents

GLOSSARY OF TERMS AND ABBREVIATIONS

1945 First Mortgage Bond Indenture - PPL Electric's Mortgage and Deed of Trust, dated as of October 1, 1945, to Deutsche Bank Trust Company Americas, as trustee, as supplemented.

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

EMF - electric and magnetic fields.

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

Griffith Energy - Griffith Energy LLC, which owns and operates a 600 MW gas-fired station in Kingman, Arizona, and which is jointly owned by subsidiaries of PPL Generation and Duke Energy Corporation.

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

Mirant - Mirant Corporation, a diversified energy company based in Atlanta. PPL Global and Mirant jointly owned WPD until September 6, 2002.

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

NPDES - National Pollutant Discharge Elimination System.

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

PPL Gas Utilities - PPL Gas Utilities Corporation, a regulated utility subsidiary of PPL specializing in natural gas distribution, transmission and storage services, and the competitive sale of propane.

PPL Generation - PPL Generation, LLC, a subsidiary of PPL Energy Supply, which owns and operates U.S. generating facilities through various subsidiaries.

PPL Global - PPL Global, LLC, a subsidiary of PPL Energy Supply, which acquires and develops domestic generation projects, and acquires and holds international energy projects that are primarily focused on the distribution of electricity.

PPL Holtwood - PPL Holtwood, LLC, a subsidiary of PPL Generation, which owns PPL's hydroelectric generating operations in Pennsylvania.

PPL Martins Creek - PPL Martins Creek, LLC, a fossil generating subsidiary of PPL Generation.

PPL Montana - PPL Montana, LLC, an indirect subsidiary of PPL Generation, which generates electricity for wholesale sales in Montana and the Pacific Northwest.

PPL Services - PPL Services Corporation, a subsidiary of PPL, which provides shared services for PPL and its subsidiaries.

PPL Susquehanna - PPL Susquehanna, LLC, the nuclear generating subsidiary of PPL Generation.

PPL Transition Bond Company - PPL Transition Bond Company, LLC, a wholly-owned subsidiary of PPL Electric, formed to issue transition bonds under the Customer Choice Act.

PPL Wallingford - PPL Wallingford Energy LLC, a subsidiary of PPL Generation, which owns and operates a 225 MW gas-fired station in Wallingford, Connecticut.

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

WPD - refers collectively to Western Power Distribution Holdings Limited and WPD Investment Holdings Limited. PPL Global purchased Mirant's 49% ownership interest in these entities on September 6, 2002, thereby achieving 100% ownership and operational control.

WPD (South Wales) - Western Power Distribution (South Wales) plc, a British regional electric utility company.

WPD (South West) - Western Power Distribution (South West) plc, a British regional electric utility company.

WPDH Limited - Western Power Distribution Holdings Limited, formerly WPD 1953 Limited, a wholly-owned subsidiary of PPL Global. WPDH Limited owns WPD Holdings U.K., which owns WPD (South West) and WPD (South Wales).

WPDL - WPD Investment Holdings Limited, an indirect wholly-owned subsidiary of PPL Global. WPDL owns 100% of the common shares of Hyder.

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
  transmission and distribution system conditions and operating costs;
  development of new projects, markets and technologies;
  performance of new ventures;
  political, regulatory or economic conditions in states, regions or countries where PPL or its subsidiaries conduct business;
  receipt and renewals of necessary governmental permits and approvals;
  impact of state or federal investigations applicable to PPL and its subsidiaries and the energy industry;
  the outcome of litigation against PPL and its subsidiaries;
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

PPL CORPORATION AND SUBSIDIARIES
Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

In the opinion of PPL, the unaudited financial statements that follow reflect all adjustments necessary to present fairly the Condensed Consolidated Balance Sheet as of September 30, 2002 and December 31, 2001, and the Condensed Consolidated Statement of Income, the Condensed Consolidated Statement of Cash Flows and the Condensed Consolidated Statement of Shareowners' Common Equity and Comprehensive Income for the periods ended September 30, 2002 and 2001. These financial statements have been impacted by the acquisition of a controlling interest in WPD on September 6, 2002, and the resulting consolidation of WPD's accounts. See Note 8 to the Financial Statements for additional information.

CONDENSED CONSOLIDATED STATEMENT OF INCOME
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Operating Revenues
Utility	$935	$767	$2,774	$2,288
Unregulated retail electric and gas	46	59	137	302
Wholesale energy marketing	344	195	693	645
Net energy trading margins		37	21	70
Energy related businesses	137	167	430	491

Total	1,462	1,225	4,055	3,796

Operating Expenses
Operation
Fuel	161	139	435	453
Energy purchases	267	176	619	592
Other	222	203	596	584
Amortization of recoverable transition costs	61	65	165	191
Maintenance	64	55	216	193
Depreciation	93	67	269	200
Taxes, other than income	54	40	172	120
Energy related businesses	145	143	439	424
Other charges
Write-down of international energy projects			100
Workforce reduction	1		75

Total	1,068	888	3,086	2,757

Operating Income	394	337	969	1,039
Other Income - net	4	9	18	21
Interest Expense	161	91	423	283

Income Before Income Taxes and Minority Interest	237	255	564	777
Income Taxes	78	86	194	247
Minority Interest	21	1	76	4

Income Before Cumulative Effect of a Change in Accounting Principle	138	168	294	526
Cumulative Effect of a Change in Accounting Principle			(150)

Income Before Dividends and Distributions Preferred Securities	138	168	144	526
Dividends and Distributions - Preferred Securities	16	16	52	35

Net Income	$122	$152	$92	$491

Earnings Per Share of Common Stock
Basic	$0.81	$1.04	$0.62	$3.37
Diluted	$0.80	$1.04	$0.62	$3.35

Dividends Declared per Share of Common Stock	$0.36	$0.265	$1.08	$0.795

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Nine Months Ended September 30,
	2002	2001

Net Cash Provided by Operating Activities	$427	$574

Cash Flows From Investing Activities
Expenditures for property, plant and equipment	(360)	(416)
Investment in generating assets and electric energy projects	(261)	(196)
Acquisition of controlling interest in WPD, net of cash acquired	(211)
Net decrease in notes receivable from affiliates		210
Other investing activities - net	(26)	(24)

Net cash used in investing activities	(858)	(426)

Cash Flows From Financing Activities
Issuance of company-obligated mandatorily redeemable preferred securities		575
Retirement of company-obligated mandatorily redeemable preferred securities	(250)
Issuance of long-term debt		898
Retirement of long-term debt	(449)	(462)
Issuance of common stock	539	52
Payment of common and preferred dividends	(197)	(145)
Net increase (decrease) in short-term debt	213	(670)
Other financing activities - net	(19)	(46)

Net cash provided by (used in) financing activities	(163)	202

Net Increase (Decrease) In Cash and Cash Equivalents	(594)	350
Cash and Cash Equivalents at Beginning of Period	933	480

Cash and Cash Equivalents at End of Period	$339	$830

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEET
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	September 30, 2002	December 31, 2001

Assets

Current Assets
Cash and cash equivalents	$339	$933
Accounts receivable (less reserve: 2002, $107; 2001, $121)	620	539
Unbilled revenues	249	248
Fuel, materials and supplies - at average cost	236	251
Prepayments	93	43
Deferred income taxes	93	77
Price risk management assets	91	123
Other	150	116

	1,871	2,330

Investments
Investment in unconsolidated affiliates - at equity	238	586
Investment in unconsolidated affiliates - at cost	111	114
Nuclear plant decommissioning trust fund	272	276
Other	28	23

	649	999

Property, Plant and Equipment - net
Electric plant in service
Transmission and distribution	5,672	2,566
Generation	2,612	2,464
General	405	310

	8,689	5,340
Construction work in progress	151	181
Nuclear fuel	103	127

Electric plant	8,943	5,648
Gas and oil plant	202	196
Other property	200	103

	9,345	5,947

Regulatory and Other Noncurrent Assets
Recoverable transition costs	2,007	2,172
Other	1,830	1,118

	3,837	3,290

	$15,702	$12,566

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEET
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	September 30, 2002	December 31, 2001

Liabilities and Equity

Current Liabilities
Short-term debt	$745	$118
Long-term debt	615	498
Above market NUG contracts	76	87
Accounts payable	430	558
Taxes	156	138
Interest	102	61
Dividends	59	51
Price risk management liabilities	84	106
Other	306	213

	2,573	1,830

Long-term Debt	6,026	5,081

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes and investment tax credits	2,460	1,449
Above market NUG contracts	371	493
Other	1,059	911

	3,890	2,853

Commitments and Contingent Liabilities

Minority Interest	35	38

Company-obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely Company Debentures	661	825

Preferred Stock
With sinking fund requirements	31	31
Without sinking fund requirements	51	51

	82	82

Shareowners' Common Equity
Common stock	2	2
Capital in excess of par value	2,486	1,956
Treasury stock	(836)	(836)
Earnings reinvested	956	1,023
Accumulated other comprehensive loss	(127)	(251)
Capital stock expense and other	(46)	(37)

	2,435	1,857

	$15,702	$12,566

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENT OF SHAREOWNERS' COMMON EQUITY AND COMPREHENSIVE INCOME
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Common stock at beginning of period	$2	$2	$2	$2

Common stock at end of period	2	2	2	2

Capital in excess of par value at beginning of period	1,976	1,937	1,956	1,895
Common stock issued (a)	519	15	539	57
Other	(9)		(9)

Capital in excess of par value at end of period	2,486	1,952	2,486	1,952

Treasury stock at beginning of period	(836)	(836)	(836)	(836)

Treasury stock at end of period	(836)	(836)	(836)	(836)

Earnings reinvested at beginning of period	887	1,260	1,023	999
Net income (b)	122	152	92	491
Cash dividends declared on common stock	(53)	(38)	(159)	(116)

Earnings reinvested at end of period	956	1,374	956	1,374

Accumulated other comprehensive loss at beginning of period	(120)	(75)	(251)	(36)
Foreign currency translation adjustments (b) (c)	(11)	(12)	133	(83)
Unrealized loss on available-for-sale securities (b)	(1)	(2)	(3)	(5)
Unrealized gain (loss) on qualifying derivatives (b)	5	(37)	(6)	(2)

Accumulated other comprehensive loss at end of period	(127)	(126)	(127)	(126)

Capital stock expense and other at beginning of period	(39)	(36)	(37)	(12)
Other	(7)	(1)	(9)	(25)

Capital stock expense and other at end of period	(46)	(37)	(46)	(37)

Total Shareowners' Common Equity	$2,435	$2,329	$2,435	$2,329

Common stock shares at beginning of period (a)	147,165	146,033	146,580	145,041
Common stock issued through the ESOP, DRIP, ICP, ICPKE, structured equity program and public offering	16,992	417	17,577	1,409

Common stock shares at end of period	164,157	146,450	164,157	146,450

(a) In thousands. $.01 par value, 390 million shares authorized. Each share entitles the holder to one vote on any question presented to any shareowners' meeting.
(b) Statement of Comprehensive Income:
Net income	$122	$152	$92	$491
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax (benefit) of $7, $(26), $(3), $(39)	(11)	(12)	133	(83)
Unrealized loss on available-for-sale securities, net of tax (benefit) of $(1), $(1), $(2), $(3)	(1)	(2)	(3)	(5)
Unrealized gain (loss) on qualifying derivatives, net of tax (benefit) of $2, $(24), $(4), $(2)	5	(37)	(6)	(2)

Total other comprehensive income (loss)	(7)	(51)	124	(90)

Comprehensive Income	$115	$101	$216	$401

(c)	Includes a $94 million credit for the write-off of the CEMAR cumulative translation adjustment in June 2002. See Note 8 for additional information.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

(THIS PAGE LEFT BLANK INTENTIONALLY.)

PPL ENERGY SUPPLY, LLC AND SUBSIDIARIES
Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

In the opinion of PPL Energy Supply, the unaudited financial statements that follow reflect all adjustments necessary to present fairly the Condensed Consolidated Balance Sheet as of September 30, 2002 and December 31, 2001, and the Condensed Consolidated Statement of Income, the Condensed Consolidated Statement of Cash Flows and the Condensed Consolidated Statement of Member's Equity and Comprehensive Income for the periods ended September 30, 2002 and 2001. These financial statements have been impacted by the acquisition of a controlling interest in WPD on September 6, 2002, and the resulting consolidation of WPD's accounts. See Note 8 to the Financial Statements for additional information.

CONDENSED CONSOLIDATED STATEMENT OF INCOME
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Operating Revenues
Wholesale energy marketing	$344	$195	$693	$645
Wholesale energy marketing to affiliates	373	353	1,081	992
Utility	251	110	755	321
Unregulated retail electric and gas	46	59	137	302
Net energy trading margins		37	21	70
Energy related businesses	134	166	423	472

Total	1,148	920	3,110	2,802

Operating Expenses
Operation
Fuel	155	128	376	373
Energy purchases	208	127	443	420
Energy purchases from affiliates	43	46	129	144
Other operation and maintenance	209	184	600	567
Transmission	5	7	18	41
Depreciation	67	43	194	128
Taxes, other than income	21	10	60	34
Energy related businesses	129	131	402	376
Other charges
Write-down of international energy projects			100
Workforce reduction	1		41

Total	838	676	2,363	2,083

Operating Income	310	244	747	719
Other Income - net	4	26	28	58
Interest Expense	59	6	160	8
Interest Expense with Affiliate	1		2	26

Income Before Income Taxes and Minority Interest	254	264	613	743
Income Taxes	90	98	236	249
Minority Interest	21	1	76	4

Income Before Cumulative Effect of a Change in Accounting Principle	143	165	301	490
Cumulative Effect of a Change in Accounting Principle			(150)

Income Before Distributions on Preferred Securities	143	165	151	490
Distributions - Preferred Securities	2		6

Net Income	$141	$165	$145	$490

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Nine Months Ended September 30,
	2002	2001

Net Cash Provided by Operating Activities	$330	$354

Cash Flows From Investing Activities
Expenditures for property, plant and equipment	(206)	(299)
Investment in generating assets and electric energy projects	(261)	(196)
Acquisition of controlling interest in WPD, net of cash acquired	(211)
Net (increase) decrease in notes receivable from affiliates	76	(15)
Other investing activities - net	(21)	(11)

Net cash used in investing activities	(623)	(521)

Cash Flows From Financing Activities
Issuance of long-term debt	1	98
Retirement of long-term debt	(11)	(3)
Contributions from Member	158	1,897
Distributions to Member	(667)	(333)
Net increase (decrease) in short-term debt	208	(50)
Net decrease in short-term debt payable to affiliates		(1,200)
Other financing activities - net	(3)

Net cash provided by (used in) financing activities	(314)	409

Net Increase (Decrease) In Cash and Cash Equivalents	(607)	242
Cash and Cash Equivalents at Beginning of Period	815	130

Cash and Cash Equivalents at End of Period	$208	$372

Non-cash Contributions from Member:
Intercompany notes and accounts receivable		$920

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEET
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	September 30, 2002	December 31, 2001
Assets

Current Assets
Cash and cash equivalents	$208	$815
Accounts receivable (less reserve: 2002, $84; 2001, $100)	389	343
Unbilled revenues	150	114
Accounts receivable from affiliates	190	113
Notes receivable from affiliates	319	305
Fuel, materials and supplies - at average cost	196	209
Price risk management assets	88	123
Other	197	100

	1,737	2,122

Investments
Investment in unconsolidated affiliates - at equity	238	586
Investment in unconsolidated affiliates - at cost	111	114
Note receivable from affiliates		90
Nuclear plant decommissioning trust fund	272	276
Other	9	7

	630	1,073

Property, Plant and Equipment - net
Electric plant in service
Transmission and distribution	3,498	465
Generation	2,612	2,464
General	212	122

	6,322	3,051
Construction work in progress	112	146
Nuclear fuel	103	127

Electric plant	6,537	3,324
Gas and oil plant	25	23
Other property	164	71

	6,726	3,418

Other Noncurrent Assets	1,280	548

	$10,373	$7,161

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEET
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	September 30, 2002	December 31, 2001
Liabilities and Equity

Current Liabilities
Short-term debt	$745	$118
Long-term debt	8	24
Accounts payable	357	493
Accounts payable to affiliates	20	47
Above market NUG contracts	76	87
Taxes	174	94
Collateral on PLR energy supply to affiliate	137
Deferred revenue on PLR energy supply to affiliate	12	11
Price risk management liabilities	74	97
Other	285	165

	1,888	1,136

Long-term Debt	2,228	737

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes and investment tax credits	1,139	55
Above market NUG contracts	371	493
Nuclear plant decommissioning	282	294
Deferred revenue on PLR energy supply to affiliate	72	79
Other	535	357

	2,399	1,278

Commitments and Contingent Liabilities

Minority Interest	35	38

Company-obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely Company Debentures	86

Member's Equity	3,737	3,972

	$10,373	$7,161

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENT OF MEMBER'S EQUITY AND COMPREHENSIVE INCOME
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

		Three Months Ended September 30,		Nine Months Ended September 30,
		2002	2001	2002	2001

Member's Equity at beginning of period		$3,559	$5,118	$3,972	$2,577
	Member contributions	153	331	158	2,817
	Net income (a)	141	165	145	490
	Other comprehensive income (loss), net of tax:
	Foreign currency translation adjustments (a) (b)	(11)	(12)	133	(83)
	Unrealized gain (loss) on qualifying derivatives (a)	10		(4)	33
	Distributions to Member	(115)	(8)	(667)	(240)

Member's Equity at end of period		$3,737	$5,594	$3,737	$5,594

(a)	Statement of Comprehensive Income:
	Net income	$141	$165	$145	$490
	Other comprehensive income (loss):
	Foreign currency translation adjustments, net of tax (benefit) of $7, $(26), $(3), $(39)	(11)	(12)	133	(83)
	Unrealized gain (loss) on qualifying derivatives, net of tax (benefit) of $6, $0, $(3), $21	10		(4)	33

	Total other comprehensive income (loss)	(1)	(12)	129	(50)

	Comprehensive Income	$140	$153	$274	$440

(b)	Includes a $94 million credit for the write-off of the CEMAR cumulative translation adjustment in June 2002. See Note 8 for additional information.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

(THIS PAGE LEFT BLANK INTENTIONALLY.)

PPL ELECTRIC UTILITIES CORPORATION AND SUBSIDIARIES
Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

In the opinion of PPL Electric, the unaudited financial statements that follow reflect all adjustments necessary to present fairly the Condensed Consolidated Balance Sheet as of September 30, 2002 and December 31, 2001, and the Condensed Consolidated Statement of Income, the Condensed Consolidated Statement of Cash Flows and the Condensed Consolidated Statement of Shareowner's Common Equity and Comprehensive Income for the periods ended September 30, 2002 and 2001.

CONDENSED CONSOLIDATED STATEMENT OF INCOME
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Operating Revenues
Retail electric	$660	$630	$1,896	$1,822
Retail electric to affiliate	5	5	18	16
Wholesale electric	7	7	21	24
Wholesale electric to affiliate	40	44	122	132
Energy related businesses	3	1	6	18

Total	715	687	2,063	2,012

Operating Expenses
Operation
Energy purchases	54	43	158	132
Energy purchases from affiliate	371	352	1,078	986
Other	68	63	184	184
Amortization of recoverable transition costs	62	65	165	191
Maintenance	16	13	43	39
Depreciation	23	23	69	68
Taxes, other than income	32	30	111	85
Energy related businesses	2	2	6	18
Workforce reduction			33

Total	628	591	1,847	1,703

Operating Income	87	96	216	309
Other Income - net	6	6	13	11
Interest Expense	52	55	161	169

Income Before Income Taxes	41	47	68	151
Income Taxes	13	15	17	51

Income Before Dividends on Preferred Securities	28	32	51	100
Dividends - Preferred Securities	4	6	15	19

Net Income	$24	$26	$36	$81

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Nine Months Ended September 30,
	2002	2001

Net Cash Provided by Operating Activities	$187	$216

Cash Flows From Investing Activities
Expenditures for property, plant and equipment	(147)	(101)
Net decrease in notes receivable from parent and affiliates	260	70
Other investing activities - net	4	(13)

Net cash provided by (used in) investing activities	117	(44)

Cash Flows From Financing Activities
Issuance of long-term debt		800
Retirement of long-term debt	(228)	(405)
Retirement of company-obligated mandatorily redeemable preferred securities	(250)
Contribution from parent	240
Purchase of treasury stock		(280)
Payment of common and preferred dividends	(67)	(82)
Net decrease in short-term debt		(59)
Other financing activities - net		(20)

Net cash used in financing activities	(305)	(46)

Net Increase (Decrease) in Cash and Cash Equivalents	(1)	126
Cash and Cash Equivalents at Beginning of Period	79	267

Cash and Cash Equivalents at End of Period	$78	$393

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEET
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	September 30, 2002	December 31, 2001
Assets

Current Assets
Cash and cash equivalents	$78	$79
Accounts receivable (less reserve: 2002, $22; 2001, $19)	195	179
Unbilled revenues	97	131
Accounts receivable from affiliates	27	18
Notes receivable from affiliates	90	350
Income tax receivable	35	35
Prepayments	13	4
Prepayment on PLR energy supply from affiliate	12	11
Deferred income taxes	42	41
Collateral on PLR energy supply from affiliate	137
Other	35	35

	761	883

Property, Plant and Equipment - net
Electric plant in service
Transmission and distribution	2,173	2,101
General	186	183

	2,359	2,284
Construction work in progress	41	32

Electric plant	2,400	2,316
Other property	4	3

	2,404	2,319

Regulatory and Other Noncurrent Assets
Recoverable transition costs	2,007	2,172
Prepayment on PLR energy supply from affiliate	72	79
Other	451	468

	2,530	2,719

	$5,695	$5,921

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEET
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	September 30, 2002	December 31, 2001
Liabilities and Equity

Current Liabilities
Long-term debt	$271	$274
Accounts payable	34	34
Accounts payable to affiliates	193	122
Taxes	39	74
Interest	18	34
Other	51	46

	606	584

Long-term Debt	2,960	3,185

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes and investment tax credits	753	757
Other	133	132

	886	889

Commitments and Contingent Liabilities

Company-obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely Company Debentures		250

Preferred Stock
With sinking fund requirements	31	31
Without sinking fund requirements	51	51

	82	82

Shareowner's Common Equity
Common stock	1,476	1,476
Additional paid-in capital	282	51
Treasury stock	(912)	(912)
Earnings reinvested	321	332
Accumulated other comprehensive income	1
Capital stock expense and other	(7)	(16)

	1,161	931

	$5,695	$5,921

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENT OF SHAREOWNER'S COMMON EQUITY AND COMPREHENSIVE INCOME
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Common stock at beginning of period	$1,476	$1,476	$1,476	$1,476

Common stock at end of period	1,476	1,476	1,476	1,476

Additional paid-in capital at beginning of period	51	55	51	55
Capital contribution from PPL	240		240
Return of capital in conjunction with plan of division		(5)		(5)
Other	(9)		(9)

Additional paid-in capital at end of period	282	50	282	50

Treasury stock at beginning of period	(912)	(632)	(912)	(632)
Purchase of treasury stock		(280)		(280)

Treasury stock at end of period	(912)	(912)	(912)	(912)

Earnings reinvested at beginning of period	315	301	332	277
Net income (b)	24	26	36	81
Cash dividends declared on common stock	(18)	(15)	(47)	(46)

Earnings reinvested at end of period	321	312	321	312

Accumulated other comprehensive income (loss) at beginning of period		(1)
Unrealized gain (loss) on qualifying derivatives (b)	1	(1)	1	(2)

Accumulated other comprehensive income (loss) at end of period	1	(2)	1	(2)

Capital stock expense and other at beginning of period	(16)	(16)	(16)	(16)
Other	9		9

Capital stock expense and other at end of period	(7)	(16)	(7)	(16)

Total Shareowner's Common Equity	$1,161	$908	$1,161	$908

Common stock shares at beginning of period (a)	78,030	102,230	78,030	102,230
Treasury stock purchased		(24,200)		(24,200)

Common stock shares at end of period	78,030	78,030	78,030	78,030

(a)	In thousands. No par value. 170 million shares authorized. All common shares of PPL Electric are owned by PPL.
(b) Statement of Comprehensive Income:
Net income	$24	$26	$36	$81
Other comprehensive income:
Unrealized gain (loss) on qualifying derivatives, net of tax (benefit) of $1, $(1), $1, $(2)	1	(1)	1	(2)

Total other comprehensive income (loss)	1	(1)	1	(2)

Comprehensive Income	$25	$25	$37	$79

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

PPL MONTANA, LLC AND SUBSIDIARIES
Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

In the opinion of PPL Montana, the unaudited financial statements that follow reflect all adjustments necessary to present fairly the Condensed Consolidated Balance Sheet as of September 30, 2002 and December 31, 2001, and the Condensed Consolidated Statement of Income, the Condensed Consolidated Statement of Cash Flows and the Condensed Consolidated Statement of Member's Equity and Comprehensive Income for the periods ended September 30, 2002 and 2001.

CONDENSED CONSOLIDATED STATEMENT OF INCOME
PPL Montana, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Operating Revenues
Wholesale energy marketing	$58	$58	$164	$280
Wholesale energy marketing to affiliate	21	16	51	71
Net energy trading margins		1	(1)	7
Other	1	2	2	2

Total	80	77	216	360

Operating Expenses
Operation
Fuel	10	8	24	22
Energy purchases	11	44	33	79
Other operation and maintenance	23	26	77	75
Transmission	2	1	5	6
Depreciation	3	2	8	7
Taxes, other than income	4	4	12	12

Total	53	85	159	201

Operating Income (Loss)	27	(8)	57	159

Other Income - net	(1)			2

Interest Expense	2	3	5	7

Income (Loss) Before Income Taxes	24	(11)	52	154

Income Taxes (Benefit)	10	(4)	21	61

Net Income (Loss)	$14	$(7)	$31	$93

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
PPL Montana, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Nine Months Ended September 30,

	2002	2001

Net Cash Provided by Operating Activities	$9	$67

Cash Flows From Investing Activities
Proceeds from sale of property, plant and equipment		1
Expenditures for property, plant and equipment	(12)	(22)

Net cash used in investing activities	(12)	(21)

Cash Flows From Financing Activities
Repayments on revolving line of credit	(37)
Borrowings on revolving line of credit	28	50
Distribution to Member		(167)

Net cash used in financing activities	(9)	(117)

Net Decrease in Cash and Cash Equivalents	(12)	(71)
Cash and Cash Equivalents at Beginning of Period	24	79

Cash and Cash Equivalents at End of Period	$12	$8

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEET
PPL Montana, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	September 30, 2002	December 31, 2001

Assets

Current Assets
Cash and cash equivalents	$12	$24
Accounts receivable (less reserve: 2002, $47; 2001, $47)	20	22
Accounts receivable from joint owners	5	6
Accounts receivable from affiliates		4
Fuel, materials and supplies - at average cost	5	6
Price risk management assets	11	14
Deferred income taxes	12	4
Prepayments and other	4	4

	69	84

Noncurrent Assets
Property, plant and equipment - net	428	425
Deferred income taxes	13	20
Other	125	122

	566	567

	$635	$651

Liabilities and Equity

Current Liabilities
Accounts payable	$19	$36
Accounts payable to affiliates	7
Accounts payable to Member	7	11
Revolving line of credit	35	44
Accrued expenses	20	14
Price risk management liabilities	6	4
Wholesale energy commitments	2	13

	96	122

Noncurrent Liabilities
Employee benefit obligations	17	16
Wholesale energy commitments	63	65
Other	25	27

	105	108

Commitments and Contingent Liabilities

Member's Equity	434	421

	$635	$651

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENT OF MEMBER'S EQUITY AND COMPREHENSIVE INCOME
PPL Montana, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Member's Equity at beginning of period	$425	$387	$421	$453
Net income (loss) (a)	14	(7)	31	93
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on qualifying derivatives (a)	(5)	24	(18)	25
Distribution to Member				(167)

Member's Equity at end of period	$434	$404	$434	$404

(a) Statement of Comprehensive Income:
Net income (loss)	$14	$(7)	$31	$93
Other comprehensive income (loss):
Unrealized gain (loss) on qualifying derivatives, net of tax of $(3), $16, $(12), $16	(5)	24	(18)	25

Total other comprehensive income (loss)	(5)	24	(18)	25

Comprehensive Income	$9	$17	$13	$118

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

Combined Notes to Condensed Consolidated Financial Statements

Terms and abbreviations appearing in Combined Notes to Condensed Consolidated Financial Statements are explained in the glossary. Dollars are in millions, except per share data, unless otherwise noted.

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

  Certain amounts in the September 30, 2001 and December 31, 2001 financial statements have been reclassified to conform to the presentation in the September 30, 2002 financial statements. The required reclassification of energy trading activity to a net basis, as described in Note 12, is the most significant reclassification.

  Summary of Significant Accounting Policies

  The following accounting policy disclosures represent updates to the "Summary of Significant Accounting Policies" footnote in each company's Annual Report to the SEC on Form 10-K for the year ended December 31, 2001.

  Utility Revenue

  (PPL and PPL Energy Supply)

  The Statement of Income "Utility" line item contains revenues from domestic and international rate-regulated delivery operations. These revenues were previously reported as "Retail electric and gas" and "Wholesale energy marketing and trading" by PPL and as "Retail electric and gas" by PPL Energy Supply.

  (PPL Electric)

  Since most of PPL Electric's operations are regulated, it is not meaningful to use a "Utility" caption. Therefore, the revenues of PPL Electric are presented according to specific types of revenue.

  Net Energy Trading Margins

  (PPL, PPL Energy Supply and PPL Montana)

  In accordance with the accounting requirements under EITF 02-3, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities," PPL now reflects its realized and unrealized gains and losses associated with all energy trading activities that qualify as derivatives as a net number in the "Operating Revenues - Net energy trading margins" line on the Statement of Income. Through September 30, 2002, energy trading activities include derivative and non-derivative contractual arrangements. See Note 12 for additional information.

  Prior to the issuance of EITF 02-3, which became effective in the third quarter of 2002, all gains and losses from changes in market prices of energy sales contracts were accounted for in "Wholesale energy marketing and trading" revenues, and gains and losses from changes in market prices of energy purchase contracts were accounted for in "Energy purchases" on the Statement of Income. Gains and losses associated with non-trading activities, primarily changes in fair value hedges, have been reclassified and are now netted in "Energy purchases" on the Statement of Income.

  Stock-Based Compensation

  (PPL, PPL Energy Supply, PPL Electric and PPL Montana)

  Beginning January 1, 2003, PPL will adopt the fair value method of accounting for restricted stock and stock options, as defined in SFAS 123, "Accounting for Stock-Based Compensation." PPL presently applies the intrinsic value method, permitted under SFAS 123 and defined in APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations.

  The FASB issued an exposure draft in October 2002, which would amend the transition and disclosure requirements of SFAS 123. The exposure draft lists three acceptable methods to report the change in accounting principle. PPL intends to apply the method that is consistent with the transition provision of SFAS 123, which requires the recognition of expense for all options granted, modified or settled after the beginning of the fiscal year in which the recognition provisions are first applied.

  Independent System Operator

  (PPL, PPL Energy Supply and PPL Electric)

  Certain PPL subsidiaries participate in the PJM in several roles. Certain PPL subsidiaries also participate in the New England Power Pool (NEPOOL) and the New York ISO (NYISO) in a less significant way. In PJM, PPL EnergyPlus is a marketer, a load-serving entity to its customer-choice customers, and a seller for PPL's Pennsylvania generation subsidiaries. PPL Electric is a transmission owner and provider of last resort load in PJM. In NEPOOL, PPL EnergyPlus is a marketer and a seller for PPL's New England generating assets. In the NYISO, PPL EnergyPlus acts as a marketer. PPL Electric does not participate in NEPOOL or NYISO.

  A function of interchange accounting is to match participants' MWh entitlements (generation plus scheduled bilateral purchases) against their MWh obligations (load plus scheduled bilateral sales) during every hour of every day. If the net result during any given hour is an entitlement, the participant is credited with a spot market sale to the ISO at the respective market price for that hour; if the net result is an obligation, the participant is charged with a spot market purchase from the ISO at the respective market price for that hour. ISO purchases and sales are not allocated to individual customers.

  PPL records the hourly net sales and purchases in its financial statements as sales to and purchases from the respective ISOs, in accordance with FERC and industry accounting.

  Segment and Related Information

  (PPL and PPL Energy Supply)

  PPL's reportable segments are Supply, Delivery and International. The Supply segment primarily consists of the domestic energy marketing, domestic generation and domestic development operations of PPL Energy Supply. The Delivery segment includes the regulated electric and gas delivery operations of PPL Electric and PPL Gas Utilities. The International segment includes PPL Global's responsibility for the acquisition and holding of international energy projects. The majority of PPL Global's international investments are located in the U.K., Chile and El Salvador.

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

  See Note 10 for a discussion of the PLR contracts between PPL Electric and PPL EnergyPlus. PPL EnergyPlus' sales to PPL Electric, to meet PPL Electric's PLR load, are included in the Supply segment of PPL Energy Supply. PPL Electric's sales of this electricity to its PLR customers are included in the Delivery segment of PPL. There are no intersegment revenues for PPL or PPL Energy Supply.

  Previously reported information has been reclassified to conform to the current presentation. Changes from previous reports include the allocation of interest expense to segments, and the reporting of PLR revenues at PPL in the Delivery segment rather than in the Supply segment. Financial data for the segments are as follows:

  (PPL)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Income Statement Data
Revenues from external customers
Supply	$499	$365	$1,193	$1,198

International (a)	276	151	836	454

Delivery	687	709	2,026	2,144

	1,462	1,225	4,055	3,796
Net Income
Supply	112	131	286	370

International (b)	(12)	(2)	(234)	36

Delivery	22	23	40	85

	$122	$152	$92	$491

	September 30, 2002	December 31, 2001
Balance Sheet Data
Total assets
Supply	$4,888	$4,720

International (c)	5,025	1,749

Delivery	5,789	6,097

	$15,702	$12,566

  (PPL Energy Supply)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Income Statement Data
Revenues from external customers
Supply	$872	$769	$2,274	$2,348

International (a)	276	151	836	454

	1,148	920	3,110	2,802

Net Income
Supply	153	167	379	454

International (b)	(12)	(2)	(234)	36

	$141	$165	$145	$490

	September 30, 2002	December 31, 2001
Balance Sheet Data
Total assets
Supply	$5,348	$5,412

International (c)	5,025	1,749

	$10,373	$7,161

(a)	The three and nine month periods ended September 30, 2002, contain the results of WPD corresponding to those periods. See Note 8 for additional information on the acquisition of WPD.
(b)	The International segment includes the "Cumulative Effect of a Change in Accounting Principle" recorded in March 2002. See Note 13 for additional information. The International segment also includes the write-downs of the CEMAR investment described in Note 8.
(c)	The September 30, 2002 balance sheet includes the consolidation of the accounts of WPD. See Note 8 for additional information on the acquisition of WPD.

  Investment in Unconsolidated Affiliates - at Equity

  (PPL and PPL Energy Supply)

  Investments in unconsolidated affiliates accounted for under the equity method by both PPL and PPL Energy Supply were $238 million and $586 million at September 30, 2002 and December 31, 2001. The December 31, 2001 balance included PPL Global's investment in WPDH Limited, which was $328 million. In the third quarter 2002, PPL Global acquired a controlling interest in WPDH Limited and WPD Investment Holdings Limited. As a result, PPL Global fully consolidated the financial results of WPD at September 30, 2002. See Note 8 for additional information.

  Summarized below is information from the financial statements of unconsolidated affiliates accounted for under the equity method, underlying the amounts included in PPL's and PPL Energy Supply's consolidated financial statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Income Statement Data (a)
Revenues	$24	$26	$74	$79

Operating Income (Loss)	(2)	8		30

Net Income (Loss)	(1)	39	(29)	52

	September 30, 2002	December 31, 2001
Balance Sheet Data (a)
Current Assets	$110	$144

Noncurrent Assets	842	865

Current Liabilities	37	37

Noncurrent Liabilities	302	310

(a)	For purpose of comparability, the summarized information of WPD is excluded from all periods.

  Earnings Per Share

  (PPL)

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

  Dividends and distributions on preferred securities are included in net income in the computation of basic and diluted EPS.

  The basic and diluted EPS calculations, and the reconciliation of the shares (in thousands) used in the calculations, are shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Income (Numerator)
Net Income - before cumulative effect of a change in accounting principle	$122	$152	$242	$491

Cumulative effect of a change in accounting principle			(150)

Net Income	$122	$152	$92	$491

Shares (Denominator)
Shares for Basic EPS	151,565	146,241	148,758	145,818

Add: Incremental shares:

Stock options	212	441	254	676

Stock units	71	71	72	70

Shares for Diluted EPS	151,848	146,753	149,084	146,564

Basic EPS
Net Income - before cumulative effect of a change in accounting principle	$0.81	$1.04	$1.63	$3.37

Cumulative effect of a change in accounting principle			(1.01)

Net Income	$0.81	$1.04	$0.62	$3.37

Diluted EPS
Net Income - before cumulative effect of a change in accounting principle	$0.80	$1.04	$1.63	$3.35

Cumulative effect of a change in accounting principle			(1.01)

Net Income	$0.80	$1.04	$0.62	$3.35

  In May 2001, PPL issued 23 million PEPS Units that contain a purchase contract component for PPL's common stock. The PEPS Units will only be dilutive if the average price of PPL's common stock exceeds $65.03 for any period. Therefore, they were excluded from the diluted EPS calculations for the three and nine months ended September 30, 2002 and September 30, 2001.

  Stock options to purchase 1,715,590 and 1,158,163 PPL common shares for the three and nine months ended September 30, 2002 were not included in those periods' computation of diluted EPS because the exercise price of the options was greater than the average market price of the common shares. Therefore, the effect would have been antidilutive.

  Credit Arrangements and Financing Activities

  Credit Arrangements

  (PPL, PPL Energy Supply and PPL Electric)

  In order to enhance liquidity, and as a credit back-stop to their respective commercial paper programs, PPL Electric maintains a $400 million 364-day credit facility maturing in June 2003 (replacing a similar facility that had expired in June 2002) and PPL Energy Supply maintains three credit facilities: a $300 million 364-day credit facility maturing in June 2003, a $500 million three-year credit facility maturing in June 2004, and a $300 million three-year credit facility maturing in June 2005 (the two $300 million credit facilities replace a $600 million 364-day credit facility which expired in June 2002). At September 30, 2002, no borrowings were outstanding under any of these facilities. Both PPL Electric and PPL Energy Supply have the ability to cause the lenders to issue letters of credit under their respective facilities. At September 30, 2002, PPL Electric had $40 million of letters of credit outstanding under its facility and PPL Energy Supply had $17 million of letters of credit outstanding under its $500 million facility.

  (PPL, PPL Energy Supply and PPL Montana)

  PPL Montana maintains a $100 million three-year credit facility maturing in November 2002 to meet its liquidity needs and to provide for the issuance of up to $75 million in letters of credit. At September 30, 2002, PPL Montana had outstanding borrowings of $35 million and letters of credit of $24 million under this facility. This facility was terminated in November 2002. Additionally, PPL Montana had maintained a $150 million credit facility which matured in April 2002, designed for the sole purpose of issuing letters of credit. This facility was not renewed. PPL expects that PPL Montana's future liquidity and collateral requirements will be provided by its affiliates on market terms.

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

  Financing Activities

  (PPL)

  In February 2002, PPL Capital Funding repurchased $10 million, par value, of its medium-term notes, 7.75% Series due 2005, at a market value of $11 million. In October 2002, it repurchased an additional $100 million, par value, of these notes at a market value of $104 million.

  In September 2002, PPL Capital Funding retired $175 million of its medium-term notes, floating rate Series B due 2002, and $25 million of its medium-term notes, 7.75% Series due 2002, both at par value.

  In September 2002, PPL Capital Funding cancelled the remarketing agreement on its 7.7% Reset Put Securities due 2007. This agreement would have permitted a third party to remarket the securities at an above-market coupon in November 2002. This action required PPL Capital Funding to pay a $30 million termination fee to the third party in September and results in requiring PPL Capital Funding to repurchase the principal amount ($200 million) of securities in November 2002. A $24 million charge (the payment to the third party net of hedge income and the unamortized balance of the original option premium) was included in "Interest Expense" on the Statement of Income.

  In October 2002, PPL Capital Funding repurchased $15 million, par value, of its medium-term notes, 8-3/8% Series due 2007, at a market value of $16 million.

  In September 2002, PPL issued 16.7 million shares of common stock for $30.50 per share, resulting in gross proceeds of approximately $509 million. PPL received net proceeds of $493 million, which were used to redeem all of the $150 million outstanding 8.10% Preferred Securities issued by PPL Capital Trust II, and to repay short-term debt.

  During the first quarter of 2002, PPL issued $13 million of common stock in small amounts on a periodic basis under its Structured Equity Shelf Program.

  (PPL and PPL Energy Supply)

  At September 30, 2002, PPL Energy Supply had $213 million of commercial paper outstanding.

  In September 2002, PPL's and PPL Energy Supply's short-term debt increased by $494 million due to the consolidation of WPD's accounts as a result of the acquisition of the controlling interest in WPD. See Note 8 for additional information.

  (PPL and PPL Electric)

  In May 2002, PPL Electric:

•	retired $11 million of its outstanding First Mortgage Bonds, 8-1/2% Series due 2022, at par value, through the maintenance and replacement fund provisions of the 1945 First Mortgage Bond Indenture;
•	retired $28 million of its outstanding First Mortgage Bonds, 7-3/4% Series due May 2002, at par value; and
•	instructed the property trustee of PPL Capital Trust to redeem, at par value, all of the $100 million of outstanding 8.20% Preferred Securities due 2027 that were previously issued by PPL Capital Trust.

  In the third quarter of 2002, PPL Electric instructed the property trustee for the 8.10% Preferred Securities due 2027 to redeem, at par value, all of the $150 million of outstanding preferred securities issued by PPL Capital Trust II. This redemption occurred in September 2002.

  During the nine months ended September 30, 2002, PPL Transition Bond Company made principal payments on bonds totaling $189 million.

  In September 2002, PPL Electric received a capital contribution of $240 million from PPL.

  At September 30, 2002, there was no commercial paper or bank borrowings outstanding for PPL Electric.

  (PPL Energy Supply)

  During the nine months ended September 2002, PPL Energy Supply distributed $667 million to its parent company, PPL Energy Funding. Also during this time, PPL Energy Supply received $158 million in capital contributions from PPL Energy Funding.

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

  (PPL and PPL Electric)

  PPL Electric has financing arrangements which include dividend restrictions based on interest coverage ratios. PPL Electric does not, at this time, expect that any of such limitations would significantly impact its ability to declare dividends.

  Leases

  (PPL, PPL Energy Supply and PPL Montana)

  Colstrip Generating Plant

  In July 2000, PPL Montana sold its interest in the Colstrip generating plant to owner lessors who are leasing the assets back to PPL Montana under four 36-year operating leases. PPL Montana leases a 50% interest in Colstrip Units 1 and 2 and a 30% interest in Unit 3, through four non-cancelable operating leases. These leases provide two renewal options based on the economic useful life of the generation assets. The amount outstanding under these leases at September 30, 2002 was $314 million. There are no residual value guarantees in these leases. However, upon an event of default or an event of loss, the lessee could be required to pay a termination value of amounts sufficient to allow the lessor to repay amounts owing on the lessor notes and make the lessor whole for its equity investment and anticipated return on investment. The events of default include payment defaults, breaches of representations or covenants, acceleration of other indebtedness of PPL Montana, change in control of PPL Montana and certain bankruptcy events.

  (PPL and PPL Energy Supply)

  University Park and Sundance

  In May 2001, a PPL Global subsidiary entered into a $1.06 billion operating lease arrangement, as lessee, for the development, construction and operation of several commercial power generation facilities. In February 2002, in connection with the December 2001 decision to cancel several development projects, the available commitment under this lease was reduced to $700 million to cover only the University Park project near University Park, Illinois, and the Sundance project near Coolidge, Arizona. In July 2002, these facilities were substantially completed and the initial lease term commenced. The first lease payment was made in August 2002. The commitment under this lease was further reduced to $660 million in September 2002. The lease terminates in June 2008. At the end of the lease term, the lessee has the option to extend the lease or purchase the facilities. If the lessee does not choose either of these options, then it will guarantee a residual value of up to $545 million based on an estimated total lessors' investment of $657 million for both projects combined. If the financing is terminated early as a result of significant environmental damage, or an event of default, the lessee could be obligated to pay up to 100% of the lessors' investment in the facilities. These events of default include, subject to certain exceptions, payment or judgment defaults, breach of representations or covenants, defaults in other indebtedness, termination of the financing documents or loss of a required approval. The obligations of the lessee under this lease, including payment obligations, have been guaranteed by PPL Energy Supply.

  Lower Mt. Bethel

  In December 2001, a PPL Global subsidiary entered into a $455 million operating lease arrangement, as lessee, for the development, construction and operation of a 600 MW gas-fired combined-cycle generation facility located in Lower Mt. Bethel Township, Northampton County, Pennsylvania. The initial lease term is approximately 10 years, beginning on the date of commercial operation which is expected to occur by early 2004. At the end of the lease term, the lessee has the option to extend the lease or purchase the facility. If the lessee does not choose either of these options, then it will guarantee a residual value estimated to be up to $321 million. The lessee could be obligated to pay up to 100% of the lessors' investment and other obligations in the facilities if the financing is terminated early as a result of a loss, destruction or condemnation of the project, or upon an event of default. These events of default during the construction period include a violation of environmental law, material environmental damage, revocation or failure to obtain environmental approval, defaults arising out of any fraudulent act, illegal act, misapplication of funds or willful misconduct, or if a bankruptcy event occurs. These events of default during the lease term include, subject to certain exceptions, payment or judgment defaults, breach of representations or covenants, defaults in other indebtedness, termination of the financing documents, or violations of environmental law, material environmental damage or loss of a required environmental approval. The total exposure as a result of any of these events of default occurring is estimated to be up to $540 million as of September 30, 2002. The maximum exposure is estimated to be up to $610 million as of the commencement of the lease based on current market conditions. The obligations of the lessee under this lease, including payment obligations, have been guaranteed by PPL Energy Supply.

  The Air Quality Plan Approval issued by the Pennsylvania DEP for construction of the Lower Mt. Bethel facility has been appealed by the New Jersey DEP to the Pennsylvania DEP Environmental Hearing Board. The subsidiary involved in this lease financing has joined with the Pennsylvania DEP in opposing this appeal. In addition, in August 2002, the Northampton County Court of Common Pleas issued a decision concerning the permissible noise levels from the Lower Mt. Bethel facility when it becomes operational. Specifically, the court's decision addressed the noise measurement criteria and the point at which the noise levels are to be measured. PPL has appealed the court's decision to the Pennsylvania Commonwealth Court. PPL cannot predict the outcome of these matters or their ultimate impact on the development of the Lower Mt. Bethel facility, on PPL or on PPL Energy Supply, but such impact may be material.

  Cancellation of Lease for Turbine Generator Units and Related Equipment

  In November 2000, a PPL Global subsidiary entered into a $555 million operating lease arrangement for turbine generator units and related equipment (SCRs, transformers and spare engines). In June 2002, this operating lease was cancelled in connection with the December 2001 decision to cancel several development projects. Prior to terminating the lease, certain equipment under this lease was either purchased by a PPL Global subsidiary or sold to another lessor.

  Acquisitions, Development and Divestitures

  (PPL and PPL Energy Supply)

  Domestic Generation Projects

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

  In November 2002, PPL Global announced that it was canceling the development of a 44 MW electricity-generating facility at Freeport, Long Island due to scheduling delays in the development process and increased project costs. As a result of this cancellation, PPL's capital expenditure program will be reduced by approximately $65 million over 2003 and 2004. PPL and PPL Energy Supply do not expect to make any charges to earnings as a result of this cancellation.

  See Note 7 for a discussion of the Lower Mt. Bethel project.

  International Energy Projects

  WPD Acquisition

  On September 6, 2002, PPL Global acquired the remaining 49% equity interest in WPDH Limited and WPD Investment Holdings Limited from Mirant, for approximately $236 million, including acquisition costs. Mirant announced its decision to exit the investment earlier in the year. The acquisition of Mirant's 49% interest provides PPL Global with complete control of WPD. WPD operates two electric distribution companies in the U.K., which together serve approximately 2.5 million end-users and have about 2,500 employees. The acquisition was initially funded by the issuance of commercial paper by PPL Energy Supply. The commercial paper was paid off with proceeds of the common stock sale by PPL.

  Prior to the acquisition, PPL Global held 51% of the equity interest in WPD but shared control with Mirant pursuant to a shareholders' agreement. The shareholders' agreement was terminated in connection with the closing of the acquisition. No regulatory approvals were required for this transaction.

  The purchase of Mirant's interest in WPD was accounted for as a step-acquisition and resulted in the consolidation of WPD's results of operation into PPL's and PPL Energy Supply's statement of income as of January 1, 2002, on a one-month lag, consistent with PPL Global's current consolidation policy. The three and nine month income statement periods ended September 30, 2002, contain the results of WPD corresponding to those periods. The acquisition also resulted in the addition of $3.5 billion of assets and $2.1 billion of WPD's debt to the balance sheet. However, the non-recourse nature of WPD's debt to PPL and PPL Energy Supply will not change.

  Although subject to price-cap regulation (as discussed in Note 9), WPD is not subject to SFAS 71, "Accounting for the Effects of Certain Types of Regulation."

  The assets acquired and liabilities assumed were recorded at estimated fair values as determined by management based on information currently available. PPL Global is in the process of obtaining an independent appraisal of the fair value of acquired property, plant and equipment and actuarial valuations of the pension plans. Management is also completing its review and determination of fair value of other assets acquired and liabilities assumed, including pre-acquisition contingencies. Accordingly, the preliminary allocation of purchase price is subject to revision based on the final determination of appraised and other fair values. The following table summarizes the preliminary allocation of purchase price based on estimated fair values of the assets acquired and liabilities assumed at the date of acquisition, plus the book value of assets and liabilities underlying PPL Global's previous 51% equity ownership:

Current assets	$228
Investments (a)	(451)
Property, plant and equipment	3,429
Goodwill	170
Other	356

Total assets acquired	3,732

Current liabilities	797
Long-term debt	1,587
Deferred income taxes	991
Other	121

Total liabilities assumed	3,496

Net assets acquired	$236

(a)	Includes the reversal of PPL Global's equity investment.

  The goodwill reflected above is the remaining value of PPL Global's 51% share of the goodwill recognized by WPD on its acquisition of Hyder.

  The unaudited pro forma information that follows is presented to give effect to the acquisition on the statements of income of PPL and PPL Energy Supply. The pro forma adjustments assume that the transaction was consummated at the beginning of the income statement period.

  (PPL)

  For the Three Months ended September 30,

	As Reported	Pro Forma Adjustments	As Adjusted

2002
Operating revenue	$1,462		$1,462

Income from continuing operations (before cumulative effect of a change in accounting principle)	122	$19	141

Net income	122	19	141

Earnings per share	0.81	0.13	0.94

2001
Operating revenue	$1,225	$115	$1,340

Income from continuing operations (before cumulative effect of a change in accounting principle)	152	11	163

Net income	152	11	163

Earnings per share	1.04	0.08	1.12

  For the Nine Months ended September 30,

	As Reported	Pro Forma Adjustments	As Adjusted

2002
Operating revenue	$4,055		$4,055

Income from continuing operations (before cumulative effect of a change in accounting principle)	242	$72	314

Net income	92	72	164

Earnings per share	0.62	0.48	1.10

2001
Operating revenue	$3,796	$356	$4,152

Income from continuing operations (before cumulative effect of a change in accounting principle)	491	67	558

Net income	491	67	558

Earnings per share	3.37	0.46	3.83

  (PPL Energy Supply)

  For the Three Months ended September 30,

	As Reported	Pro Forma Adjustments	As Adjusted

2002
Operating revenue	$1,148		$1,148

Income from continuing operations (before cumulative effect of a change in accounting principle)	141	$19	160

Net income	141	19	160

2001
Operating revenue	$920	$115	$1,035

Income from continuing operations (before cumulative effect of a change in accounting principle)	165	11	176

Net income	165	11	176

  For the Nine Months ended September 30,

	As Reported	Pro Forma Adjustments	As Adjusted

2002
Operating revenue	$3,110		$3,110

Income from continuing operations (before cumulative effect of a change in accounting principle)	295	$72	367

Net income	145	72	217

2001

Operating revenue	$2,802	$356	$3,158

Income from continuing operations (before cumulative effect of a change in accounting principle)	490	67	557

Net income	490	67	557

  Write-down of International Energy Projects

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

  As a result of its financial difficulties, CEMAR has failed to pay certain of its creditors for obligations when due. In addition, CEMAR is not in compliance with the financial covenants in its 150 million Brazilian reais (approximately $56 million) debenture indenture for the year ended December 31, 2001, and for the quarter ended March 31, 2002. CEMAR has reached agreement with the required majority of debenture holders on a waiver for the failure to meet certain financial covenants through measurement periods ending September 30, 2002.

  At March 31, 2002, PPL Global recorded a further impairment loss in the carrying value of its net assets in CEMAR of approximately $4 million, after-tax. The pre-tax charge was $6 million, and was recorded as a charge to "Write-down of international energy projects" on the Statement of Income.

  PPL had been working with governmental authorities in Brazil and CEMAR's creditors on a plan to return the company to financial stability. That plan included CEMAR's request for a rate-increase review, which Brazilian regulators denied in June 2002. PPL viewed the rate-increase review as a critical step in restoring CEMAR to financial stability. Given the regulator's denial of the rate-increase review and the financial condition of CEMAR, PPL made a decision in June 2002 to exit the investment. PPL Global's remaining portion of its CEMAR investment, primarily related to its foreign currency translation adjustments balance, was written-off as of June 30, 2002. The $94 million charge was recorded in "Write-down of international energy projects" on the Statement of Income.

  In July 2002, PPL announced a proposal to sell all of its 90% equity interest in CEMAR to Franklin Park Energy, LLC. The sale was subject to approval by Brazil's National Electric Energy Agency (ANEEL) and other customary conditions. On August 21, ANEEL denied the request for transfer of PPL's equity interest in CEMAR to Franklin Park Energy. The purchase and sale agreement was terminated by Franklin Park Energy on August 26.

  On August 21, CEMAR filed a concordata preventiva, the Brazilian equivalent of a U.S. Chapter 11 bankruptcy work-out proceeding. Also on August 21, ANEEL authorized an administrative intervention in CEMAR and fully assumed operational and financial control of the company. In its public announcement relating to the intervention, ANEEL said that its intervention and control of CEMAR would last for an initial term of 180 days. On August 29, at the request of the intervenor appointed by ANEEL, the bankruptcy judge dismissed the concordata preventiva filing without prejudice.

  The intervenor appointed by ANEEL has issued a public statement and schedule for the transfer of the ownership interest in CEMAR to a new owner. Pursuant to that schedule, ANEEL announced its approval in early November 2002 of three bidders (all Brazilian) that submitted pre-qualification documents. Also in November, a federal court in Brazil granted a preliminary injunction requested by a Maranhão labor union suspending the process to transfer the ownership interest in CEMAR. Although the schedule announced by the intervenor reflects a closing for the transfer of control of CEMAR to a third party on December 20, 2002, there is no guarantee that a closing will occur by year-end.

  On August 20, the trustee for CEMAR's debenture holders and three bank lenders to CEMAR filed an injunction with a state court in Brazil, enjoining CEMAR's officers and the board of directors of Brisk Participacoes Ltda. (Brisk), a wholly-owned subsidiary of PPL Global and CEMAR's controlling shareholder, from taking actions that would result in the equivalent of a U.S. Chapter 7 liquidation proceeding or liquidating event for CEMAR. PPL filed objections to the injunction with the state court on September 4. On September 18, certain creditors and bondholders of CEMAR filed a complaint before Brazilian Courts against Brisk, requesting that the shares representing the controlling interest in CEMAR be transferred to a third party recommended by the creditors representing two-thirds of CEMAR's debt. Brisk has not yet been served with this complaint. PPL and PPL Global cannot predict the outcome of these proceedings.

  Because PPL Global no longer controls CEMAR, PPL Global has deconsolidated the financial assets and liabilities of CEMAR from its financial statements. The CEMAR investment is now accounted for using the cost method. As a result, in the third quarter of 2002, PPL Global recorded approximately $23 million of operating losses of CEMAR through August 21, the day ANEEL assumed control. PPL Global will no longer record operating results after that date. PPL Global is currently evaluating the accounting treatment if control is returned in the future. At September 30, 2002, the negative investment was included in "Deferred Credits and Other Noncurrent Liabilities - Other." Any negative carrying value of the investment in CEMAR, which includes the third quarter losses, will be reversed upon the final sale or other disposition of the company.

  The following major reductions in consolidated assets and liabilities resulted from the deconsolidation and recording of the cost investment of CEMAR:

Assets
Current assets	$71

Property, plant and equipment - net	255

Regulatory and other noncurrent assets	12

338

Liabilities and Equity
Current liabilities	194

Long-term debt	84

Deferred credits and other noncurrent liabilities	65

Shareowners' common equity	11

354

Accumulated loss in excess of investment	$(16)

  Commitments and Contingent Liabilities

  Energy Purchases and Sales Commitments

  Liability for Above Market NUG Contracts (PPL, PPL Energy Supply and PPL Electric)

  In 1998, PPL Electric recorded a loss accrual for above market contracts with NUGs of $854 million, due to its generation business being deregulated. Effective January 1999, PPL Electric began reducing this liability as an offset to "Energy purchases" on the Statement of Income. This reduction is based on the estimated timing of the purchases from the NUGs and projected market prices for this generation. The final existing NUG contract expires in 2014. In connection with the corporate realignment, effective July 1, 2000, the remaining balance of this liability was transferred to PPL EnergyPlus. At September 30, 2002, the remaining liability associated with the above market NUG contracts was $447 million.

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

  Wholesale Energy Commitments (PPL, PPL Energy Supply and PPL Montana)

  As part of the purchase of generation assets from Montana Power, PPL Montana agreed to supply electricity under two wholesale transition service agreements with Montana Power to serve its retail load not served by other providers or provided by Montana Power's remaining generation. The first agreement expired in December 2001, and the second agreement expired in June 2002. In addition, as part of its purchase of the generation assets from Montana Power, PPL Montana assumed a power purchase agreement and another power sales agreement. In accordance with purchase accounting guidelines, PPL Montana recorded a liability of $118 million as the estimated fair value of these agreements at the acquisition date. The liability is being amortized over the terms of the agreements as adjustments to "Wholesale energy marketing" revenues and "Energy purchases" on the Statement of Income. The unamortized balance of the liability at September 30, 2002 was $65 million and is included on the Balance Sheet in "Deferred Credits and Other Noncurrent Liabilities - Other" for PPL, in "Current Liabilities - Other" and "Deferred Credits and Other Noncurrent Liabilities - Other" for PPL Energy Supply and in "Wholesale energy commitments" for PPL Montana.

  On July 1, 2002, PPL EnergyPlus began to sell to NorthWestern Energy an aggregate of 450 MW of energy to be supplied by PPL Montana. Under two five-year agreements, PPL EnergyPlus will supply 300 MW of around-the-clock electricity and 150 MW of unit-contingent on-peak electricity.

  Legal Matters

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

  Montana Power Shareholders' Litigation (PPL, PPL Energy Supply and PPL Montana)

  In August 2001, a purported class-action lawsuit was filed by a group of shareholders of Montana Power against Montana Power, the directors of Montana Power, certain unnamed advisors and consultants of Montana Power and PPL Montana. The plaintiffs allege, among other things, that Montana Power was required to, and did not, obtain shareholder approval of the sale of Montana Power's generation assets to PPL Montana in 1999. Although most of the claims in the complaint are against Montana Power, its board of directors, and its consultants and advisors, two claims are asserted against PPL Montana. In the first claim, plaintiffs seek a declaration that because Montana Power shareholders did not vote on the 1999 sale of generating assets to PPL Montana, that sale "was null and void ab initio." The second claim alleges that PPL Montana was privy to and participated in a strategy whereby Montana Power would sell its generation assets to PPL Montana without first obtaining Montana Power shareholder approval, and that PPL Montana has made net profits in excess of $100 million as the result of this alleged illegal sale. In the second claim, plaintiffs request that the court impose a "resulting and/or constructive trust" on both the generation assets themselves and all profits, plus interest on the amounts subject to the trust. In November 2001, PPL Montana and the other defendants filed a motion to dismiss the plaintiffs' complaint on the basis that it fails to state a claim upon which relief may be granted, and the plaintiffs filed a motion for the lawsuit to be certified by the court as a class-action. In August 2002, the court denied this motion to dismiss, except as to certain matters not relating to PPL Montana, and granted the plaintiffs' motion for the certification of the lawsuit as a class-action. PPL Montana cannot predict the outcome of this matter.

  Montana Hydroelectric Initiative (PPL, PPL Energy Supply and PPL Montana)

  On November 5, 2002, a proposed Montana Hydroelectric Security Act initiative was defeated on a statewide ballot by a better than 2 to 1 margin, based on the unofficial results. Among the stated purposes of the initiative was to create an elected Montana public power commission to determine whether purchasing hydroelectric dams in Montana would be in the public interest. Such a commission could have decided to acquire any or all of the hydroelectric dams owned by PPL Montana either pursuant to a negotiated purchase or an acquisition at fair market value through the power of condemnation. PPL Montana had vigorously opposed the initiative along with several other Montana groups and individuals.

  Colstrip Transmission System (PPL, PPL Energy Supply and PPL Montana)

  In connection with the acquisition of the Montana generation assets, the Montana Power APA, which was previously assigned to PPL Montana by PPL Global, includes a provision concerning the proposed purchase by PPL Montana of a portion of NorthWestern Energy's interest in the 500-kilovolt Colstrip Transmission System (CTS) for $97 million. PPL Montana had been in discussions with NorthWestern Energy regarding the proposed purchase of the CTS and the claims that PPL Montana believes it has against NorthWestern Energy arising from the Montana Power APA and related agreements. Notwithstanding such discussions, in September 2002, NorthWestern Energy filed a lawsuit against PPL Montana in Montana state court seeking specific performance of PPL Montana's purchase of the CTS or, alternatively, damages for breach of contract. Pursuant to PPL Montana's motion, the matter was removed to federal court in Montana. Following the removal of the matter to the federal court, PPL Montana moved to dismiss NorthWestern Energy's claim for specific performance of PPL Montana's purchase of the CTS. NorthWestern Energy subsequently asserted additional claims against PPL Montana arising from the Montana Power APA. The federal court has not yet ruled on PPL Montana's motion to dismiss. PPL Energy Supply and PPL Montana cannot predict the outcome of this litigation.

  Regulatory Issues

  Sales to California Independent System Operator and to Other Pacific Northwest Purchasers (PPL, PPL Energy Supply and PPL Montana)

  Through its subsidiaries, PPL has made approximately $18 million of sales to the California ISO, of which $17 million has not been paid to PPL subsidiaries. Given the myriad of electricity supply problems presently faced by the California electric utilities and the California ISO, PPL cannot predict whether or when it will receive payment. As of September 30, 2002, PPL has fully reserved for possible underrecoveries of payments for these sales.

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

  In July 2001, PPL Montana filed a complaint against the MPSC with the U.S. District Court in Helena, Montana, challenging the MPSC Order. In its complaint, PPL Montana asserted, among other things, that the Federal Power Act preempts states from exercising regulatory authority over the sale of electricity in wholesale markets, and requested the court to declare the MPSC action preempted, unconstitutional and void. In addition, the complaint requested that the MPSC be enjoined from seeking to exercise any authority, control or regulation of wholesale sales from PPL Montana's generating assets. In March 2002, the District Court dismissed PPL Montana's lawsuit on procedural grounds, ruling that the Eleventh Amendment to the U.S. Constitution prevented PPL Montana from bringing the action in federal court. The District Court noted that the action could be filed in a state court in Montana. PPL Montana appealed the District Court's ruling to the United States Court of Appeals for the Ninth Circuit. In July 2002, the MPSC filed an unopposed motion for summary disposition of the appeal, requesting the Ninth Circuit to reverse the District Court's ruling and send the case back to the District Court in light of a recent Eleventh Amendment decision by the U.S. Supreme Court. In October 2002, the Ninth Circuit granted the MPSC's unopposed motion, vacated the District Court's ruling and sent the case back to the District Court.

  At this time, PPL Montana cannot predict the outcome of the proceedings related to the MPSC Order, what actions the MPSC, the Montana Legislature or any other governmental authority may take on these or related matters, or the ultimate impact on PPL, PPL Energy Supply and PPL Montana of any of these matters.

  PJM Market Monitor Report (PPL, PPL Energy Supply and PPL Electric)

  In November 2001, the PJM Market Monitor publicly released a report prepared for the PUC entitled "Capacity Market Questions" relating to the pricing of installed capacity in the PJM daily market during the first quarter of 2001. The report concludes that PPL EnergyPlus (identified in the report as "Entity 1") was able to exercise market power to raise the market-clearing price above the competitive level during that period. PPL EnergyPlus does not agree with the Market Monitor's conclusions that it exercised market power; in addition, the Market Monitor acknowledged in his report that PJM's standards and rules did not prohibit PPL EnergyPlus' conduct. In November 2001, the PUC issued an Investigation Order directing its Law Bureau to conduct an investigation into the PJM capacity market and the allegations in the Market Monitor's report. In June 2002, the PUC issued an investigation report alleging, among other things, that PPL had "unfairly manipulated electricity markets in early 2001," and that "there was an unlawful exercise of market power and market rules gaming by PPL" that was damaging to wholesale and retail electricity markets in Pennsylvania. The PUC stated that it was not authorized to, and was not attempting to, adjudicate the merits of PPL's defenses to these charges, but has referred the matter to the U.S. Department of Justice -- Antitrust Division, or DOJ, the FERC and the Pennsylvania Attorney General. PPL had previously responded to certain information requests of the DOJ in connection with a civil investigative demand regarding capacity transactions in the PJM, and PPL has agreed to provide the Office of the Pennsylvania Attorney General with any information that it provided to the DOJ. In addition, in July 2002, PPL appealed the PUC order to the Commonwealth Court of Pennsylvania. Since the PUC clarified that its report has no precedential value and should be given no weight in any future proceedings, PPL consented to having its appeal dismissed by the Commonwealth Court. Accordingly, the Commonwealth Court dismissed the appeal in September 2002. Although PPL believes that the PUC's report is inaccurate, that its conclusions are groundless, and that PPL acted ethically and legally, in compliance with all applicable laws and regulations, PPL cannot predict the outcome or extent of any investigations, litigation or other proceedings related to this matter.

  In September 2002, PPL received a copy of a complaint filed by Utilimax.com, Inc., which was a member of PJM, in the U.S. District Court for the Eastern District of Pennsylvania against PPL and PPL EnergyPlus alleging, among other things, violations of the federal antitrust laws in connection with the capacity transactions described in the PJM Market Monitor report. In addition, in October 2002, PPL received a copy of a complaint against PPL, PPL EnergyPlus and PPL Electric filed in the same court by a group of 14 Pennsylvania boroughs that apparently alleges, in broad terms, similar violations of the federal antitrust laws. Although PPL and PPL EnergyPlus believe the claims under both complaints are without merit and intend to defend the actions vigorously, they cannot predict the outcome of these matters.

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

  FERC Notice of Proposed Rulemaking (PPL, PPL Energy Supply, PPL Electric and PPL Montana)

  In July 2002, the FERC issued a Notice of Proposed Rulemaking entitled "Remedying Undue Discrimination through Open Access Transmission Service and Standard Electricity Market Design." The proposed rule is currently available for public comment, with a final rule expected in late 2003. The proposed rule contains a proposed implementation date of July 31, 2003. However, since the issuance of the proposed rule, the FERC has announced several delays in the comment deadlines. Thus, any implementation dates are likely to be later than originally projected. This far-reaching proposed rule, in its current form, purports to establish uniform transmission rules and establish a standard market design by, among other things:

•	enacting standard transmission tariffs and uniform market mechanisms,
•	monitoring and mitigating "market power,"
•	managing transmission congestion through pricing and tradable financial rights,
•	requiring independent operational control over transmission facilities,
•	forming state advisory committees on regional transmission organizations and resource adequacy, and
•	exercising FERC jurisdiction over all transmission service.

  If adopted, this proposed rule may have a significant impact on PPL and its subsidiaries. PPL is evaluating this new proposal, but cannot predict, at this time, what impact any final rule will have on PPL.

  Montana Hydroelectric License Contingencies (PPL Montana)

  PPL Montana has 11 hydroelectric facilities and one storage reservoir licensed by the FERC pursuant to the Federal Power Act under long-term licenses which expire on varying dates from 2009 through 2040. Pursuant to Section 8(e) of the Federal Power Act, the FERC approved the transfer from Montana Power to PPL Montana of all pertinent licenses and any amendments in connection with the Montana APA.

  The Kerr Dam Project license was jointly issued by the FERC to Montana Power and the Confederated Salish and Kootenai Tribes of the Flathead Reservation in 1985, and required Montana Power to hold and operate the project for 30 years. The license required Montana Power, and subsequently PPL Montana as a result of the purchase of the Kerr Dam from Montana Power, to continue to implement a plan to mitigate the impact of the Kerr Dam on fish, wildlife and the habitat. Such implementation will require payments totaling approximately $6 million between 2002 and 2020.

  PPL Montana entered into a Memorandum of Understanding (MOU) with state, federal and private entities related to the issuance in 2000 of the FERC renewal license for the nine dams for the Missouri-Madison project. The MOU requires PPL Montana to implement plans to mitigate the impact of its projects on fish, wildlife, habitat and to increase recreational opportunities. The MOU was created to maximize collaboration between the parties and possibilities for matching funds. Such implementation will require payments by PPL Montana totaling $20 million between 2002 and 2010.

  U.K. Electricity Regulation (PPL and PPL Energy Supply)

  The principal legislation governing the structure of the electricity industry in Great Britain is the Electricity Act 1989 (the "Electricity Act"), as amended by the Utilities Act 2000 (the "Utilities Act").

  The provisions in the Utilities Act include the replacement of individual gas and electricity regulators with the Gas and Electricity Markets Authority (the "Regulator"). The principal objective of the Regulator is to protect the interests of consumers, wherever appropriate, by promoting effective competition in electricity generation and supply. There is no competition in electricity distribution.

  Each distribution business constitutes a natural regional monopoly and is subject to control on the prices it can charge and the quality of supply it must provide. The operations of WPD are regulated under its distribution licenses, pursuant to which income generated is subject to an allowed revenue regulatory framework that provides economic incentives to minimize operating, capital and financing costs. Under the Electricity Act, WPD is under a statutory duty to connect any customer requiring electricity within their area and to maintain that connection.

  The allowed revenue that is recovered from electricity supply businesses through charges by the Distribution Network Operator ("DNO") made for the use of the distribution network is regulated on the basis of the Retail Price Index ("RPI") minus X formula. The allowed revenue is increased by RPI minus X during the tenure of each price control period. (RPI is a measure of inflation and equals the percentage change in the U.K. RPI between the six-month period of July to December in the previous year. The X factor is established by the Regulator following review and represents an annual efficiency factor.) The Regulator currently sets the Distribution Price Control Formula for five-year periods.

  The current Distribution Price Control Formula permits DNOs, within a review period, to partially retain additional revenues due to increased distribution of units and to retain all increases in operating profit due to efficient operations and the reduction of expenses (including financing costs).

  Distribution businesses must also meet the Guaranteed and Overall Standards of Performance, which are set by the Regulator to ensure an appropriate level of quality of supply. If a company fails to provide the level of service specified, it must make a fixed payment to the retail customer affected.

  In December 1999, the Regulator published final price proposals for distribution price control for the 12 DNOs in England and Wales. These proposals represented a reduction to distribution prices of 20% for WPD (South West) and 26% for WPD (South Wales) effective April 2000, followed by a reduction in real terms (i.e., before inflation is taken into account) of 3% each year from April 2001. This price control is scheduled to operate until March 2005.

  Improvements in quality of supply form an important part of the final proposals. Revised targets for system performance, in terms of the security and availability of supply, were proposed with new targets for reductions in minutes lost and interruptions.

  The Regulator has introduced a quality of service incentive plan for the period from April 2002 to March 2005. Companies will be penalized annually up to 2% of revenue for failing to meet their quality of supply targets for the incentive plan. The plan includes a mechanism for rewarding companies which exceed their targets based on their rate of improvement of performance during the period and a process for rewarding exceptional performance by specifying how the targets will be reset.

  Environmental Matters - Domestic

  (PPL, PPL Energy Supply, PPL Electric and PPL Montana)

  Due to the environmental issues discussed below or other environmental matters, PPL subsidiaries may be required to modify, replace or cease operating certain facilities to comply with statutes, regulations and actions by regulatory bodies or courts. In this regard, PPL subsidiaries also may incur capital expenditures or operating expenses in amounts which are not now determinable, but which could be significant.

  Air (PPL, PPL Energy Supply and PPL Montana)

  The Clean Air Act deals, in part, with acid rain, attainment of federal ambient ozone standards and toxic air emissions in the U.S. PPL's subsidiaries are in substantial compliance with the Clean Air Act.

  The Bush administration and certain members of Congress have made proposals regarding possible amendments to the Clean Air Act. These amendments could require significant further reductions in nitrogen oxide, sulfur dioxide and mercury and could possibly require measures to limit carbon dioxide.

  The Pennsylvania DEP has finalized regulations requiring further seasonal (May-June) nitrogen oxide reductions to 80% from 1990 levels starting in 2003. These further reductions are based on the requirements of the Northeast Ozone Transport Region Memorandum of Understanding and two EPA ambient ozone initiatives: the September 1998 EPA State Implementation Plan (SIP) call (i.e., EPA's requirement for states to revise their SIPs) issued under Section 110 of the Clean Air Act, requiring reductions from 22 eastern states, including Pennsylvania; and the EPA's approval of petitions filed by Northeastern states, requiring reductions from sources in 12 Northeastern states and Washington D.C., including PPL sources. The EPA's SIP-call was substantially upheld by the D.C. Circuit Court of Appeals on challenge. Although the Court extended the implementation deadline to May 2004, the Pennsylvania DEP has not changed its rules accordingly. PPL expects to achieve the 2003 nitrogen oxide reductions with the recent installation of SCR technology on the Montour units, and may install SCR technology on one or more Brunner Island units at a later date.

  The EPA has also developed new standards for ambient levels of ozone and fine particulates in the U.S. These standards have been upheld following court challenges. The new particulates standard may require further reductions in sulfur dioxide and year-round nitrogen oxide reductions commencing in 2010-2012 at SIP-call levels in Pennsylvania for certain PPL subsidiaries, and at slightly less stringent levels in Montana. The revised ozone standard is not expected to have a material effect on facilities of PPL subsidiaries.

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

  In 1999, the EPA initiated enforcement actions against several utilities, asserting that older, coal-fired power plants operated by those utilities have, over the years, been modified in ways that subject them to more stringent "New Source" requirements under the Clean Air Act. The EPA has since issued notices of violation and commenced enforcement activities against other utilities. Although the EPA has threatened to continue expanding its enforcement actions, the future direction of the "New Source" requirements is presently unclear. Therefore, at this time, PPL is unable to predict whether such EPA enforcement actions will be brought with respect to any of its affiliates' plants. However, the EPA regional offices that regulate plants in Pennsylvania (Region III) and Montana (Region VIII) have indicated an intention to issue information requests to all utilities in their jurisdiction. The Region VIII office issued such a request to PPL Montana's Corette plant in 2000 and the Region III office issued such a request to PPL Generation's Martins Creek plant in 2002. PPL and its subsidiaries have responded to both of these information requests. PPL cannot presently predict what, if any, action the EPA might take in this regard. Should the EPA or any state initiate one or more enforcement actions against PPL or its subsidiaries, compliance with any such enforcement actions could result in additional capital and operating expenses in amounts which are not now determinable, but which could be significant.

  The EPA is also proposing to revise its regulations in a way that will require power plants to meet "New Source" performance standards and/or undergo "New Source" review for many maintenance and repair activities that are currently exempt.

  The New Jersey DEP and some New Jersey residents have raised environmental concerns with respect to the Martins Creek plant, particularly with respect to sulfur dioxide emissions. PPL Martins Creek is discussing these concerns with the New Jersey DEP. The cost of addressing New Jersey's sulfur dioxide concerns and opacity issues is not now determinable but could be significant.

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

  Superfund and Other Remediation

  (PPL and PPL Electric)

  In 1995, PPL Electric entered into a consent order with the Pennsylvania DEP to address a number of sites where it may be liable for remediation. This may include potential PCB contamination at certain PPL Electric substations and pole sites; potential contamination at a number of coal gas manufacturing facilities formerly owned or operated by PPL Electric; and oil or other contamination which may exist at some of PPL Electric's former generating facilities. As of September 30, 2002, work has been completed on over 85% of the sites included in the consent order.

  In 1996, PPL Gas Utilities entered into a similar consent order with the Pennsylvania DEP to address a number of sites where subsidiaries of PPL Gas Utilities may be liable for remediation. The sites primarily include former coal gas manufacturing facilities. Subsidiaries of PPL Gas Utilities are also investigating the potential for any mercury contamination from gas meters and regulators. Accordingly, PPL Gas Utilities and Pennsylvania DEP have agreed to add 72 meter/regulation sites to the consent order and PPL Gas Utilities had addressed nine of these sites by September 30, 2002.

  At September 30, 2002, PPL Electric and PPL Gas Utilities had accrued approximately $5 million and $10 million, representing the estimated amounts they will have to spend for site remediation, including those sites covered by each company's consent orders mentioned above. Depending on the outcome of investigations at sites where investigations have not been completed, the costs of remediation and other liabilities could be substantial.

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

  Under the Montana Power APA, PPL Montana is indemnified by Montana Power for any pre-acquisition environmental liabilities. However, this indemnification is conditioned on certain circumstances and subject to certain limitations set forth in the Montana Power APA, including circumstances under which PPL Montana and Montana Power would share in certain costs. As a result of the acquisition by NorthWestern Energy of Montana Power's electricity delivery business, PPL Montana will pursue any such indemnification claims against NorthWestern Energy.

  Future cleanup or remediation work at sites currently under review, or at sites not currently identified, may result in material additional operating costs for PPL subsidiaries that cannot be estimated at this time.

  Asbestos (PPL and PPL Energy Supply)

  There have been increasing litigation claims throughout the U.S. based on exposure to asbestos against companies that manufacture or distribute asbestos products or that have these products on their premises. Certain of PPL's generation subsidiaries and certain of its energy services subsidiaries, such as those that have supplied or installed asbestos material in connection with the repair or installation of heating, ventilating and air conditioning systems, have been named as defendants in asbestos-related lawsuits. PPL cannot predict the outcome of these lawsuits or whether additional claims may be asserted against its subsidiaries in the future. PPL does not expect that the ultimate resolution of the current lawsuits will have a material adverse effect on its financial condition.

  Electric and Magnetic Fields (PPL, PPL Energy Supply and PPL Electric)

  Concerns have been expressed by some members of the scientific community and others regarding the potential health effects of EMFs. These fields are emitted by all devices carrying electricity, including electric transmission and distribution lines and substation equipment. Government officials at all levels in the U.S. and government officials in the U.K. have focused attention on this issue. PPL and its subsidiaries support the current efforts to determine whether EMFs cause any human health problems and are taking low cost or no cost steps to reduce EMFs, where practical, in the design of new transmission and distribution facilities. PPL is unable to predict what effect, if any, the EMF issue might have on its operations and facilities either in the U.S. or abroad, and the associated cost, or what, if any, liabilities it might incur related to the EMF issue.

  Lower Mt. Bethel (PPL and PPL Energy Supply)

  See Note 7 for a discussion of air and noise issues associated with the development of the Lower Mt. Bethel project.

  Environmental Matters - International

  U.K. (PPL and PPL Energy Supply)

  WPD's distribution businesses are subject to numerous regulatory and statutory requirements with respect to environmental matters. WPD believes it has taken and continues to take measures to comply with the applicable laws and governmental regulations for the protection of the environment. There are no material legal or administrative proceedings pending against WPD with respect to any environmental matter. See "Environmental Matters-Domestic-Electric and Magnetic Fields" for a discussion of EMFs.

  Latin America (PPL and PPL Energy Supply)

  Certain of PPL's affiliates have electric distribution operations in Latin America. PPL believes that these operations are in compliance in all material respects with all applicable laws and government regulations to protect the environment. PPL is not aware of any material administrative proceeding against these companies with respect to any environmental matter.

  Other

  Commitments - Acquisitions, Development and Lease Activities (PPL and PPL Energy Supply)

  At September 30, 2002, PPL Global and its subsidiaries had approximately $6 million of outstanding purchase commitments related to domestic construction projects. In addition, a lessor had $68 million of purchase commitments for domestic construction projects for which a PPL subsidiary is the construction agent. PPL's exposure is limited to the guarantees under the operating lease. See Note 7 for additional information on guarantees under operating lease arrangements.

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

  PPL Susquehanna's public liability for claims resulting from a nuclear incident at the Susquehanna station is limited to about $9.45 billion under provisions of The Price Anderson Amendments Act of 1988. PPL Susquehanna is protected against this liability by a combination of commercial insurance and an industry assessment program. In the event of a nuclear incident at any of the reactors covered by The Price Anderson Amendments Act of 1988, PPL Susquehanna could be assessed up to $176 million per incident, payable at $20 million per year.

  Credit Support

  (PPL and PPL Energy Supply)

  PPL and PPL Energy Supply provide certain guarantees for their subsidiaries. PPL has guaranteed fully and unconditionally all of the debt of its wholly-owned subsidiary, PPL Capital Funding, which at September 30, 2002, consisted of $1.1 billion of medium-term notes. At September 30, 2002, PPL has guaranteed certain obligations under power purchase and sales agreements of PPL EnergyPlus for $10 million and certain obligations of other subsidiaries, totaling $30 million. As of September 30, 2002, PPL Energy Supply had guaranteed certain obligations of its subsidiaries totaling $850 million.

  (PPL Electric)

  At September 30, 2002, PPL Electric provided a guarantee in the amount of $7 million in support of Safe Harbor Water Power Corporation, in which PPL Electric had an ownership interest prior to the corporate realignment. PPL Holtwood now has this ownership interest.

  Related Party Transactions

  PLR Contracts (PPL Energy Supply and PPL Electric)

  PPL Electric has power sales agreements with PPL EnergyPlus, effective January 1, 2002, to supply all of PPL Electric's PLR load through 2009. Under these contracts, PPL EnergyPlus will provide electricity at the pre-determined capped prices that PPL Electric is authorized to charge its PLR customers. For the three and nine months ended September 30, 2002, these sales totaled $371 million and $1.1 billion, including nuclear decommissioning recovery and amortization of an up-front contract payment. For the three and nine months ended September 30, 2001, these sales totaled $352 million and $986 million, including nuclear decommissioning recovery, under the previous PLR contract. These sales are included in the Statement of Income as "Energy purchases from affiliate" by PPL Electric and as "Wholesale energy marketing to affiliates" revenues by PPL Energy Supply.

  Under the current PLR contracts, PPL Electric is required to make performance assurance deposits with PPL EnergyPlus when the market price of electricity is less than the contract price by more than its contract collateral threshold. Conversely, PPL EnergyPlus is required to make performance assurance deposits with PPL Electric when the market price of electricity is greater than the contract price by more than its contract collateral threshold. PPL Electric's deposit with PPL EnergyPlus was $137 million at September 30, 2002. This deposit is shown on the Balance Sheets as "Collateral on PLR energy supply to/from affiliate," a current asset of PPL Electric and a current liability of PPL Energy Supply. PPL Energy Supply pays interest equal to the three-month London Interbank Offered Rate plus 3% on this deposit, which is included in the Statement of Income as "Interest Expense with Affiliate."

  NUG Purchases (PPL Energy Supply and PPL Electric)

  PPL Electric has a reciprocal contract with PPL EnergyPlus to sell electricity purchased under contracts with NUGs. PPL Electric purchases electricity from the NUGs at contractual rates and then sells the electricity at the same price to PPL EnergyPlus. For the three months ended September 30, 2002 and 2001, these NUG purchases totaled $40 million and $44 million. For the nine months ended September 30, 2002 and 2001, these NUG purchases were $122 million and $132 million. These amounts are included in the Statement of Income as "Wholesale electric to affiliate" revenues by PPL Electric, and as "Energy purchases from affiliates" by PPL Energy Supply.

  Montana Retail Supply (PPL Montana)

  PPL Montana has a MOU with PPL EnergyPlus regarding the supply of energy to satisfy PPL EnergyPlus' obligations under its retail contracts, which expires on December 31, 2002. Under the MOU, energy sales to PPL EnergyPlus for the three months ended September 30, 2002 and 2001 were $21 million and $16 million and for the nine months ended September 30, 2002 and 2001 were $51 million and $71 million. These amounts are included in "Wholesale energy marketing to affiliate" revenues on the Statement of Income.

  Brokering and Contract Management Agreement (PPL Montana)

  Under a wholesale sales brokering and contract management agreement between PPL Montana and PPL EnergyPlus, PPL Montana paid PPL EnergyPlus $2 million and $1 million for the three months ended September 30, 2002 and 2001. For the nine months ended September 30, 2002 and 2001, the payments were $5 million and $3 million. PPL Montana records this expense as "Other operation and maintenance" on the Statement of Income.

  Allocations of Corporate Service Costs (PPL Energy Supply, PPL Electric and PPL Montana)

  Corporate functions such as financial, legal, human resources and information services were transferred to PPL Services in the corporate realignment. PPL Services bills the respective PPL subsidiaries for the cost of such services when they can be specifically identified. The cost of these services that is not directly charged to PPL subsidiaries is allocated to certain of the subsidiaries based on the relative capital invested by PPL in these subsidiaries. PPL Services allocated the following charges to PPL Energy Supply, PPL Electric and PPL Montana:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Direct expenses

PPL Energy Supply	$22	$23	$65	$59

PPL Electric	13	17	41	51

PPL Montana	4	2	8	4

Overhead costs

PPL Energy Supply	8	10	26	23

PPL Electric	7	6	21	17

PPL Montana	2	1	6	3

  Intercompany Borrowings

  (PPL Energy Supply)

  PPL Energy Supply, through its financing subsidiary PPL Investment Corporation, had notes receivable from affiliates totaling $319 million and $395 million at September 30, 2002 and December 31, 2001. Interest earned on loans to affiliates was $5 million and $19 million for the three months ended September 30, 2002 and 2001, and was $16 million and $38 million for the nine months ended September 30, 2002 and 2001.

  (PPL Electric)

  In December 2001, PPL Electric made two loans from excess cash to PPL Energy Funding in the aggregate principal amount of $350 million. One loan was a demand promissory note in the original principal amount of $150 million requiring interest to be paid monthly at an annual interest rate of 4.0%. The other loan was a one-year term promissory note in the original principal amount of $200 million requiring interest to be paid monthly at an annual interest rate of 6.5%. The outstanding balance of these loans at September 30, 2002 was $90 million. Intercompany interest income was $1 million for the three months ended September 30, 2002, and was $7 million and $5 million for the nine months ended September 30, 2002 and 2001.

  Derivative Instruments and Hedging Activities

  (PPL, PPL Energy Supply and PPL Montana)

  Fair Value Hedges

  PPL Energy Supply and PPL Montana enter into financial or physical contracts to hedge a portion of the fair value of firm commitments of forward electricity sales. These contracts range in maturity through 2006. Additionally, PPL and PPL Energy Supply enter into financial contracts to hedge fluctuations in the market value of existing debt issuances.

  For the three and nine months ended September 30, 2002, PPL and PPL Energy Supply recognized an immaterial amount from the ineffective portion of fair value hedges and did not recognize any gains or losses from firm commitments that no longer qualified as fair value hedges. For these same periods, PPL Montana did not recognize any gains or losses from the ineffective portion of fair value hedges or from firm commitments that no longer qualified as fair value hedges.

  For the three and nine months ended September 30, 2001, PPL and PPL Energy Supply recognized an after-tax gain of $7 million from firm commitments that no longer qualified as fair value hedges. PPL, PPL Energy Supply and PPL Montana did not recognize any gains or losses from the ineffective portion of fair value hedges.

  Cash Flow Hedges

  PPL Energy Supply and PPL Montana enter into financial and physical contracts, including forwards, futures and swaps, to hedge the price risk associated with electric, gas and oil commodities. Additionally, PPL and PPL Energy Supply enter into financial interest rate swap contracts to hedge interest expense associated with both existing and anticipated debt issuances. These contracts and swaps, excluding those forecasted transactions related to the payment of variable interest on existing financial instruments, range in maturity through 2024. PPL and PPL Energy Supply also enter into foreign currency forward contracts to hedge exchange rates associated with firm commitments denominated in foreign currencies and to hedge the net investment of foreign operations. These forward contracts range in maturity through 2028.

  The after-tax impact on the financial statements of PPL and PPL Energy Supply resulting from cash flow hedge ineffectiveness was a loss of $2 million for the three and nine months ended September 30, 2002, and was a gain of $3 million for the nine months ended September 30, 2001. The impact was immaterial for the three months ended September 30, 2001.

  Cash flow hedges may be discontinued because it is probable that the original forecasted transaction will not occur by the end of the originally specified time period. Reclassifications for the three and nine months ended September 30, 2002 were insignificant. As a result of an unplanned outage in 2001 and changes in economic conditions, PPL Energy Supply and PPL Montana discontinued certain cash flow hedges, resulting in the following gain/(loss) reclassifications:

	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2001

PPL	$	$(10)

PPL Energy Supply		(10)

PPL Montana		7

  As of September 30, 2002, the deferred net gain, after-tax, on derivative instruments in accumulated other comprehensive income expected to be reclassified into earnings during the next twelve months (excluding derivative activities of equity investments) was $10 million, $8 million, and $4 million for PPL, PPL Energy Supply and PPL Montana, respectively.

  The following table shows the change in accumulated unrealized gains or losses on derivatives in other comprehensive income for the following periods:

	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2002
PPL
Beginning accumulated derivative gain	$12	$23

Net change associated with current period hedging activities and other	5	(3)

Net change associated with C15 accounting change (a)	2	(5)

Net change from reclassification into earnings	(2)	2

Ending accumulated derivative gain	$17	$17

PPL Energy Supply
Beginning accumulated derivative gain	$33	$47

Net change associated with current period hedging activities and other	10

Net change associated with C15 accounting change (a)	2	(4)

Net change from reclassification into earnings	(2)

Ending accumulated derivative gain	$43	$43

PPL Montana
Beginning accumulated derivative gain	$20	$33

Net change associated with current period hedging activities and other	(1)	(14)

Net change from reclassification into earnings	(4)	(4)

Ending accumulated derivative gain	$15	$15

(a)	In June 2001, the FASB cleared DIG Issue C15, "Scope Exceptions: Normal Purchases and Normal Sales Exception for Option-Type Contracts and Forward Contracts in Electricity," which extends the normal purchases and normal sales exception to electricity purchase and sale agreements meeting certain criteria. The mark-to-market value recorded in accumulated other comprehensive income as of September 30, 2001 is being amortized through the original delivery term of the contracts.

  Implementation Issues

  In December 2001, the FASB revised guidance on DIG Issue C16, "Scope Exceptions: Applying the Normal Purchases and Normal Sales Exception to Contracts that Combine a Forward Contract and a Purchased Option Contract." Issue C16 provides additional guidance on the classification and application of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," relating to purchases and sales of electricity utilizing forward contracts and options, as well as the eligibility of fuel contracts for the normal purchases and normal sales exception. The revised guidance was effective April 1, 2002. PPL had no financial statement impact from the revised guidance on fuel contracts classified as normal.

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

  At September 30, 2002, PPL had a credit exposure of $259 million to energy trading partners. Four counterparties accounted for 62% of this exposure. No other individual counterparty accounted for more than 3% of the exposure. Each of the four primary counterparties has an investment grade credit rating from Standard & Poor's.

  At September 30, 2002, PPL Energy Supply had a credit exposure of $751 million to energy trading partners. Five counterparties accounted for 87% of this exposure. No other individual counterparty accounted for more than 1% of the exposure. The largest exposure, $492 million, was to PPL Electric, under the long-term contract to provide PPL Electric's PLR load. PPL Electric has posted collateral in an amount of $137 million related to this exposure in accordance with its contract with PPL Energy Supply. The other four counterparties have an investment grade credit rating from Standard & Poor's.

  At September 30, 2002, PPL Montana had a credit exposure of $124 million to energy trading partners. Three counterparties accounted for 93% of this exposure. No other individual counterparty accounted for more than 2% of the exposure. Each of the three primary counterparties has an investment grade credit rating from Standard & Poor's.

  PPL, PPL Energy Supply and PPL Montana have the right to request collateral from each of these counterparties, except for one government agency, in the event their credit rating falls below investment grade. It is also the policy of PPL, PPL Energy Supply and PPL Montana to enter into netting agreements with all of their counterparties to minimize credit exposure.

  Enron Bankruptcy

  In connection with the December 2001 bankruptcy filings by Enron Corporation and its affiliates (collectively "Enron"), certain PPL subsidiaries terminated certain electricity, gas and other trading agreements with Enron. In October 2002, certain PPL subsidiaries filed proofs of claim in Enron's bankruptcy proceedings, in an aggregate amount of approximately $50 million. PPL and its subsidiaries cannot predict the amounts, if any, that they will recover as a result of their claims in the Enron bankruptcy proceedings.

  Energy Trading Activities

  (PPL, PPL Energy Supply and PPL Montana)

  In June 2002, the FASB's EITF adopted the position in EITF 02-3, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities," that revenues from energy trading contracts must be reported "net" in financial statements for periods ending after June 30, 2002. The EITF requires that all comparative financial statements for interim periods or years should be reclassified to conform to this net presentation. Although this new accounting guidance required changes to certain line items in the financial statements, it does not impact PPL's overall financial position or earnings. Rather, the portion of PPL's revenues from energy trading activities are netted against expenses from energy trading activities.

  The financial statement impact of netting energy trading activities is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

PPL and PPL Energy Supply
Prior classification
Wholesale energy marketing	$222	$251	$493	$691

Energy purchases	222	214	472	621

Net energy trading margins		$37	$21	$70

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

PPL Montana
Prior classification
Wholesale energy marketing		$21		$33

Energy purchases		20	$1	26

Net energy trading margins		$1	$(1)	$7

  PPL's and PPL Energy Supply's trading contracts mature at various times through 2005, and PPL Montana's trading contracts, which are not material, mature at various times through 2003. The following chart sets forth the gains/(losses) in the net fair market value of PPL's and PPL Energy Supply's trading contracts for the following periods:

	September 30, 2002
	Three Months Ended	Nine Months Ended
PPL and PPL Energy Supply
Fair value of contracts outstanding at the beginning of the period	$1

Contracts realized or otherwise settled during the period	(1)	$(2)

Fair value of new contracts when entered into during the period	(5)	(12)

Other changes in fair values	1	10

Fair value of contracts outstanding at the end of the period	$(4)	$(4)

  During the nine months ended September 30, 2002, PPL and PPL Energy Supply reversed net gains of approximately $2 million. These amounts do not reflect contracts that were entered into and settled in the same quarter.

  As of September 30, 2002, the net loss on PPL's and PPL Energy Supply's trading activities expected to be realized in earnings during the next three months is approximately $2 million.

  The following chart segregates estimated fair values of PPL's and PPL Energy Supply's trading portfolio at September 30, 2002 based on whether the fair values are determined by quoted market prices or other more subjective means:

	Fair Value of Contracts at September 30, 2002
	Gains (Losses)
	Maturity less than 1 year	Maturity 1-3 years	Maturity 4-5 years	Maturity in excess of 5 years	Total fair value
PPL and PPL Energy Supply
Source of Fair Value
Prices actively quoted

Prices provided by other external sources	$3	$1			$4

Prices based on models and other valuation methods	(7)	(1)			(8)

Fair value of contracts outstanding at the end of the period	$(4)				$(4)

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

  Acquired Intangible Assets

  (PPL)

  The carrying amount and the accumulated amortization of acquired intangible assets were as follows:

	September 30, 2002		December 31, 2001
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Land and transmission rights	$242	$88	$247	$86

Emission allowances	43		36

Licenses and other	38	5	31	4

	$323	$93	$314	$90

  Current intangible assets are included in "Current Assets - Other," and long-term intangible assets are included in "Regulatory and Other Noncurrent Assets - Other" on the Balance Sheet.

  Amortization expense was approximately $1 million and $3 million for the three and nine months ended September 30, 2002. Amortization expense is estimated at $4 million per year for 2003 through 2007.

  (PPL Energy Supply)

  The carrying amount and the accumulated amortization of acquired intangible assets were as follows:

	September 30, 2002		December 31, 2001
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Land and transmission rights	$49	$14	$49	$13

Emission allowances	43		36

Licenses and other	38	5	31	4

	$130	$19	$116	$17

  Current intangible assets are included in "Current Assets - Other," and long-term intangible assets are included in "Other Noncurrent Assets" on the Balance Sheet.

  Amortization expense was approximately $1 million for the three and nine months ended September 30, 2002. Amortization expense is estimated at $2 million per year for 2003 through 2007.

  (PPL Electric)

  The carrying amount and the accumulated amortization of acquired intangible assets were as follows:

	September 30, 2002		December 31, 2001
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Land and transmission rights	$192	$73	$197	$72

  Intangible assets are included in "Regulatory and Other Noncurrent Assets - Other" on the Balance Sheet.

  Amortization expense was approximately $1 million and $2 million for the three and nine months ended September 30, 2002. Amortization expense is estimated at $2 million per year for 2003 through 2007.

  (PPL Montana)

  The carrying amount and the accumulated amortization of acquired intangible assets were as follows:

	September 30, 2002		December 31, 2001
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Emission allowances	$19		$19

Licenses and other	20		15

	$39		$34

  Current intangible assets are included in "Prepayments and other," and long-term intangible assets are included in "Noncurrent Assets - Other" on the Balance Sheet.

  Amortization expense was immaterial for the three and nine months ended September 30, 2002. Amortization expense is expected to be immaterial for the years 2003 through 2007.

  Goodwill

  (PPL and PPL Energy Supply)

  The changes in the carrying amounts of goodwill by segment were as follows:

	PPL Energy Supply				PPL
	Supply	International	Total	Delivery(a)	Total
Balance as of January 1, 2002	$72	$257	$329	$55	$384

Goodwill acquired	12	5	17		17

Interest in WPD goodwill (b)		170	170		170

Effect of foreign exchange rates		(4)	(4)		(4)

Impairment losses		(150)	(150)		(150)

Balance as of September 30, 2002	$84	$278	$362	$55	$417

(a)		The Delivery segment is not part of PPL Energy Supply.
(b)		See Note 8 for additional information.

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

  (PPL)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Reported net income	$122	$152	$92	$491

Add back: Goodwill amortization		4		11

Add back: Equity method goodwill amortization		1		2

Adjusted net income	$122	$157	$92	$504

Basic EPS:
Reported net income	$0.81	$1.04	$0.62	$3.37

Goodwill amortization		0.03		0.07

Equity method goodwill amortization		0.01		0.02

Adjusted net income	$0.81	$1.08	$0.62	$3.46

Diluted EPS:
Reported net income	$0.80	$1.04	$0.62	$3.35

Goodwill amortization		0.03		0.07

Equity method goodwill amortization		0.01		0.02

Adjusted net income	$0.80	$1.08	$0.62	$3.44

  (PPL Energy Supply)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Reported net income	$141	$165	$145	$490

Add back: Goodwill amortization		3		10

Add back: Equity method goodwill amortization		1		2

Adjusted net income	$141	$169	$145	$502

  (PPL Electric and PPL Montana)

  PPL Electric and PPL Montana had no goodwill at September 30, 2002 and December 31, 2001. The adoption of SFAS 142 would not have affected prior period earnings of PPL Electric and PPL Montana.

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

  Other Income - Net

  (PPL)

  The breakdown of PPL's Other Income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Other Income
Interest income	$9	$3	$19	$9

Equity earnings	1		2	(1)

Gain by WPD on the disposition of property			5

Miscellaneous		7	7	24

Total	10	10	33	32

Other Deductions
Miscellaneous	6	1	15	11

Other Income - net	$4	$9	$18	$21

  (PPL Energy Supply)

  The breakdown of PPL Energy Supply's Other Income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Other Income
Affiliated interest income	$5	$19	$16	$38

Interest income	4	1	11	5

Gain by WPD on the disposition of property			5

Equity earnings	1	1	3	2

Miscellaneous	5	7	11	22

Total	15	28	46	67

Other Deductions
Miscellaneous	11	2	18	9

Other Income - net	$4	$26	$28	$58

  (PPL Electric)

  The breakdown of PPL Electric's Other Income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Other Income
Affiliated interest income	$1		$7	$5

Interest income	5	$2	7	3

Non-operating income - affiliates		5		5

Miscellaneous		1	1	2

Total	6	8	15	15

Other Deductions
Miscellaneous		2	2	4

Other Income - net	$6	$6	$13	$11

  Workforce Reduction

  (PPL, PPL Energy Supply, PPL Electric and PPL Montana)

  In an effort to improve operational efficiency and reduce costs, PPL and its subsidiaries completed a workforce reduction in June 2002 that will eliminate up to 598 employees, or about 7% of PPL's U.S. workforce, at a cost of $74 million. The program was broad-based and impacted all employee groups except certain positions that are key to providing high-quality service to PPL's electricity delivery customers. Linemen, electricians and line foremen, for example, were not affected by the reductions. In September 2002, an additional $1 million was recorded as workforce reductions when plans were finalized specific to PPL Global and PPL Montana subsidiaries which are expected to impact 23 employees. These additional reductions increased PPL's total charge for workforce reductions to $75 million for the elimination of up to 621 positions. Annual savings in operating expenses associated with the workforce reduction are estimated to be approximately $50 million.

  PPL recorded the cost of the program as a one-time charge of $75 million included in the Statement of Income as "Workforce reduction." This charge reduced net income by $44 million after taxes, or 29 cents per share of common stock. The program provides primarily for enhanced early retirement benefits and/or one-time special pension separation allowances based on an employee's age and years of service. These features of the program will be paid from the PPL Retirement Plan pension trust and increased PPL's pension liability by $65 million. The remaining $10 million of costs relate primarily to severance payments and outplacement costs which will be paid by PPL, and are included on the Balance Sheet under "Current Liabilities."

  As of September 30, 2002, 260 PPL employees were terminated and have received $5 million of non-pension benefits. The remaining $5 million liability for non-pension benefits will be paid over the next nine months.

  PPL Energy Supply will eliminate up to 218 employees and recorded a one-time charge of $41 million, which after taxes reduced net income by $24 million. Included in the charge was a $10 million allocation of the costs associated with the elimination of employees of PPL Services.

  PPL Electric will eliminate up to 260 employees and recorded a one-time charge of $33 million, which after taxes reduced net income by $19 million. Included in the charge was a $6 million allocation of the costs associated with the elimination of employees of PPL Services.

  PPL Montana plans to eliminate up to six employees and recorded an immaterial one-time charge in September 2002.

  New Accounting Standards

  (PPL, PPL Energy Supply, PPL Electric and PPL Montana)

  SFAS 143

  In June 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations," on the accounting for obligations associated with the retirement of long-lived assets. SFAS 143 requires a liability to be recognized in the financial statements for retirement obligations meeting specific criteria. Measurement of the initial obligation is to approximate fair value, with an equivalent amount recorded as an increase in the value of the capitalized asset. The asset will be depreciated in accordance with normal depreciation policy and the liability will be increased, with a charge to the income statement, until the obligation is settled. SFAS 143 is effective for fiscal years beginning after June 15, 2002. PPL and its subsidiaries are currently in the process of measuring identified asset retirement obligations. The impact of adopting SFAS 143 is not yet determinable, but it is not expected to have an adverse material impact on the financial statements.

  SFAS 144

  In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," that replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." For long-lived assets to be held and used, SFAS 144 retains the requirements of SFAS 121 to recognize an impairment loss only if the carrying amount is not recoverable from undiscounted cash flows and measure an impairment loss as the difference between the carrying amount and fair value of the asset. For long-lived assets to be disposed of, SFAS 144 establishes a single accounting model based on the framework established in SFAS 121. The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of segments of a business. SFAS 144 also broadens the reporting of discontinued operations. PPL and its subsidiaries adopted SFAS 144 on January 1, 2002, with no material impact on the financial statements.

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

  EITF 02-3

  See Note 12 for a discussion of EITF 02-3 and the impact of adoption.

PPL CORPORATION AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the Financial Statements and Combined Notes to Condensed Consolidated Financial Statements included in Item 1 above, and with the section entitled "Review of the Financial Condition and Results of Operations" in PPL's Annual Report to the SEC on Form 10-K for the year ended December 31, 2001. Terms and abbreviations appearing here are explained in the glossary. Dollars are in millions, except per share data, unless otherwise noted.

Results of Operations

The Statement of Income reflects the results of past operations and is not intended as any indication of future operating results. Future operating results will necessarily be affected by various and diverse factors and developments. Furthermore, because results for interim periods can be disproportionately influenced by various factors and developments and by seasonal variations, the results of operations for interim periods do not necessarily indicate results or trends for the year.

The Statement of Income for the three and nine months ended September 30, 2002 has been impacted by the acquisition of a controlling interest in WPD on September 6, 2002, and the resulting consolidation, as described in Note 8 to the Financial Statements. Therefore, the comparison of reported income statement line items is not meaningful without eliminating the impact of the WPD consolidation. The following table shows the Statement of Income as reported, the adjustments to eliminate the impact of the WPD consolidation, and as adjusted to exclude the WPD consolidation. The following discussion, that explains significant changes in principal items on the Statement of Income, compares the three and nine months ended September 30, 2002, as adjusted to exclude the WPD consolidation, to the comparable periods in 2001.

PPL Corporation and Subsidiaries
Condensed Consolidated Statement of Income
Adjusted to Eliminate WPD Consolidation

	Three Months Ended September 30, 2002				Nine Months Ended September 30, 2002

	As Reported	Adjustments		As Adjusted	As Reported	Adjustments		As Adjusted

Operating Revenues
Utility	$935		$134	$801	$2,774		$426	$2,348
Unregulated retail electric and gas	46			46	137			137
Wholesale energy marketing	344			344	693			693
Net energy trading margins					21			21
Energy related businesses	137		(10)	147	430		(36)	466

Total	1,462		124	1,338	4,055		390	3,665

Operating Expenses
Operation
Fuel	161			161	435			435
Energy purchases	267			267	619			619
Other	222		2	220	596		5	591
Amortization of recoverable transition costs	61			61	165			165
Maintenance	64		9	55	216		17	199
Depreciation	93		27	66	269		78	191
Taxes, other than income	54		11	43	172		31	141
Energy related businesses	145		6	139	439		22	417
Other charges
Write-down of international energy projects					100			100
Workforce reduction	1			1	75			75

Total	1,068		55	1,013	3,086		153	2,933

Operating Income	394		69	325	969		237	732
Other Income - net	4		3	1	18		6	12
Interest Expense	161		32	129	423		97	326
Income Taxes	78		19	59	194		68	126
Minority Interest	21		19	2	76		72	4
Cumulative Effect of a Change in Accounting Principle					(150)			(150)
Dividends and Distributions - Preferred Securities	16		2	14	52		6	46

Net Income	$122	$		$122	$92	$		$92

Earnings

Net income in 2002 was impacted by several unusual items as shown below. Refer to specific notes to the Financial Statements for discussion of these items.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Net income - actual	$122	$152	$92	$491

Unusual items (net of tax):

SFAS 142 goodwill impairment (Note 13)			(150)

Write-down of investment in CEMAR (Note 8)			(98)

Workforce reduction (Note 15)			(44)

CEMAR operating losses (Note 8)	(23)		(23)

Net income from core operations	$145	$152	$407	$491

The after-tax changes in core earnings were primarily due to:

	September 30, 2002 vs. September 30, 2001
	Three Months Ended	Nine Months Ended

Wholesale energy margins	$34	$(57)

Net energy trading margins	(22)	(28)

Lower unregulated retail energy margins	(3)	(31)

Regulated retail energy margins	(13)	54

Delivery revenues (net of CTC/ITC amortization)	5	(8)

Higher PPL Global earnings (a)	13	8

Higher earnings from synfuel projects (b)	5	9

Higher operating costs	(10)	(12)

Higher financing costs	(16)	(27)

Other - net		8

	$(7)	$(84)

(a)	The increase for the three months ended was due to higher equity earnings from WPD, the discontinuance of goodwill amortization and lower development spending. The increase for the nine months ended was due to lower spending on development and the discontinuance of goodwill amortization, offset by lower earnings from Latin America.
(b)	The increase for both periods was due to higher sales volumes.

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

Also, in July 2002, the FASB issued an Exposure Draft of a proposed interpretation entitled "Consolidation of Certain Special-Purpose Entities - an interpretation of ARB No. 51." The FASB accepted comments from interested parties on this proposed interpretation until August 30, 2002. The FASB is currently in the process of redeliberating its preliminary decisions based on the comments received, and is expected to issue a final interpretation by December 2002. The rule as proposed would require the consolidation of certain Special-Purpose Entities (SPEs) by the entity that is determined to be the primary beneficiary as of April 1, 2003. This proposed rule would apply to PPL's leases for its Sundance, University Park and Lower Mt. Bethel generating facilities. See Note 7 to the Financial Statements for additional information on these leases. PPL is currently evaluating the restructuring of these leases. If PPL elects not to restructure these leases, its consolidated balance sheet would include these generating facilities as assets and the lease debt as liabilities. PPL is currently evaluating this proposed rule and cannot quantify its potential impact at this time, but its impact could be material.

Domestic Energy Margins

The following tables provide summary data regarding changes in the components of domestic gross margins of wholesale and retail energy for the three and nine months ended September 30, 2002, compared with the same periods in 2001:

	September 30, 2002 vs. September 30, 2001
	Three Months Ended	Nine Months Ended

Utility revenues	$34	$60

Unregulated retail electric and gas revenues	(13)	(165)

Wholesale energy marketing revenues	149	48

Net energy trading margins	(37)	(49)

Other revenue adjustments (a)	(19)	31

Total revenues	114	(75)

Fuel	22	(18)

Purchased power	91	27

Other cost adjustments (a)	8	23

Total cost of sales	121	32

Domestic gross energy margins	$(7)	$(107)

(a)	Adjusted to exclude the impact of any revenues and costs not associated with domestic energy margins, in particular, revenues and costs related to the international operations of PPL Global and the domestic delivery operations of PPL Electric and PPL Gas Utilities.

Changes in Gross Domestic Energy Margins By Activity

Gross margin calculations are dependent on the allocation of fuel and purchased power costs to the activities. That allocation is based on hourly MWh consumption levels compared to hourly MWh supply costs. Any costs specific to an activity are charged to that activity.

	September 30, 2002 vs. September 30, 2001
	Three Months Ended	Nine Months Ended

Wholesale - Eastern U.S.	$34	$(20)

Wholesale - Western U.S.	24	(78)

Net energy trading	(37)	(49)

Unregulated retail	(5)	(52)

Regulated retail	(23)	92

Domestic gross energy margins	$(7)	$(107)

Wholesale - Eastern U.S.

Eastern wholesale margins were higher for the three months ended September 30, 2002, compared to the same period in 2001, primarily due to higher volumes, which increased 240% over the same period last year. The higher volumes were driven primarily by increased availability of generation, market opportunities to optimize the value of generating assets and the desire to eliminate or reduce credit risk associated with certain counterparties. Lower prices, however, partially offset the increase in volumes. Specifically, average wholesale prices for the three months ended September 30, 2002 were significantly lower than the same period last year. In PJM, where the majority of PPL's Eastern wholesale activity occurs, on-peak prices averaged $13/MWh less, a decline of 22%, for the three months ended September 30, 2002 than the same period last year.

Generally, Eastern wholesale margins were lower for the nine months ended September 30, 2002 compared to the same period in 2001, despite a buyout of a NUG contract in February 2002 that reduced purchased power costs by $25 million. The decline in margins was primarily attributable to the decline in wholesale prices for energy and capacity. On-peak prices in PJM averaged $11/MWh less, a decline of 24%, for the nine months ended September 30, 2002 than the same period last year. Additionally, because of new generating capability that has come on-line within PJM in 2002, the prices for the PJM monthly auctions for unforced capacity credits have also fallen from an average of $100/MW-month in 2001 to an average of $38/MW-month in 2002. However, higher volumes of energy sales, primarily in the third quarter, partially offset the decline in prices, as wholesale transactions for the nine months ended September 30, 2002 increased by about 50% over the same period last year.

Wholesale - Western U.S.

Western wholesale margins consist of margins in the Northwest and in the Southwest.

In the Northwest, margins were $26 million higher for the three months ended September 30, 2002, compared to the same period in 2001, primarily due to significantly lower supply costs. Margins were $78 million lower for the nine months ended September 30, 2002, compared to the same period in 2001, primarily due to lower wholesale prices, partially offset by a 14% increase in volumes. Average realized wholesale prices in the Northwest region for the three and nine months ended September 30, 2002, were $23/MWh and $66/MWh lower than those for the same periods in 2001.

In the Southwest region, margins were lower by $2 million for the three months ended September 30, 2002, compared to the same period in 2001, primarily due to lower prices. Average realized wholesale prices in the Southwest region experienced a drop from $119/MWh to about $45/MWh for both periods. These lower prices were substantially offset by increased sales which were two and five times higher for the three and nine months ended September 30, 2002, compared to the same periods in 2001. The large increases are due to the Griffith Energy and Sundance facilities coming on-line in 2002.

Net Energy Trading Margins

PPL enters into certain contractual arrangements that meet the criteria of energy trading contracts as defined by EITF 02-3. These physical and financial contracts cover electricity, gas, capacity, transmission congestion and emission allowances. The decrease for the three month period was primarily due to unrealized, mark-to-market electricity gains in 2001 and lower capacity and energy margins. The decrease for the nine month period was primarily due to unrealized, mark-to-market gains in 2001 and lower capacity and congestion margins.

Unregulated Retail

Unregulated retail margins were lower for the nine months ended September 30, 2002, compared to the same period in 2001. This decline in unregulated retail margins was primarily due to lower revenues resulting from the expiration of contracts which were not renewed in the East and to significantly lower retail prices in the West. However, the decline was partially offset by an increase in the number of customers in the West.

Regulated Retail

Regulated retail margins in the East were lower for the three months ended September 30, 2002, compared to the same period in 2001. For the three months ended September 30, 2002, a prolonged heatwave resulted in higher purchased power costs during this period.

For the nine months ended September 30, 2002, sales volumes were about 5% higher than that realized for the same period in 2001. Higher sales volumes and higher average prices, caused by changes in usage among customer classes, provided the improved margins. In addition, lower supply costs in 2002, due to lower fuel costs and increased generating unit availability, improved margins by $4 million.

Utility Revenues

The increase (decrease) in utility revenues was attributable to the following:

	September 30, 2002 vs. September 30, 2001
	Three Months Ended	Nine Months Ended

Electric Revenue
PPL Electric:
Electric delivery	$11	$(13)

PLR electric generation supply (a)	17	90

Other	1	(3)

PPL Global:
Electric delivery	7	8

Other		(4)

	36	78

Gas Revenue
PPL Gas Utilities	(2)	(18)

	$34	$60

(a)	See the "Regulated Retail" section in "Domestic Energy Margins" for a discussion of PPL Electric generation supply revenues as a PLR.

PPL Electric's delivery revenues were higher in the three months ended September 30, 2002, compared with the same period in 2001. This was due to higher delivery volumes of 4.5% due to warmer weather in the third quarter of 2002. PPL Electric's delivery revenues were lower in the nine months ended September 30, 2002, compared with the same period in 2001. The PPL Electric delivery revenue decrease reflects a 0.7% decline in deliveries of electricity, primarily due to milder winter weather in the first quarter of 2002 and adverse economic conditions.

The increases in PPL Global's revenue in both periods was due to an increase in the volume of deliveries.

The PPL Gas Utilities' decrease was primarily due to lower sales volumes of 1.3 million dekatherms, or 16%, due in part to milder winter weather. This decrease also reflects the decrease in the fuel cost component of customer rates.

Energy Related Businesses

The increase (decrease) in operating income from energy related businesses was attributable to the following:

	September 30, 2002 vs. September 30, 2001
	Three Months Ended	Nine Months Ended

PPL Southwest Generation Holdings, LLC	$(18)	$(26)

PPL Global project development expenses	12	20

Mechanical contractors	(5)	(3)

Synfuel projects (excluding tax credits)	(3)	(3)

Other	(2)	(6)

	$(16)	$(18)

The decrease in PPL Southwest Generation Holdings, LLC's income was due to a full year of operations of Griffith Energy in 2002, and that 2001 benefited from forward electricity contracts, executed prior to commercial operation. (PPL Southwest Generation Holdings, LLC has a 50% interest in the Griffith Energy facility.) The decrease in PPL Global's expenses was due to lower spending on development projects, including a favorable settlement on the cancellation of the Starbuck project.

Other Operation Expenses

Other operation expenses increased by $17 million for the three months ended September 30, 2002, compared to the same period in 2001. This increase was primarily because, in conjunction with the workforce reduction (see Note 15 to the Financial Statements), PPL revised its estimated vacation liability by $15 million. Additionally, there were $5 million of expenses relating to the operating lease on the University Park and Sundance facilities, which began operation in July 2002.

During the second quarter of 2002, the workforce reduction and union-negotiated benefit enhancements had a significant impact on PPL's primary pension plan, increasing the benefit obligation by $140 million. As a result of these changes, PPL remeasured its net periodic pension cost for that plan, which included recognition of asset losses totaling $153 million as of June 30, 2002 due to weakened financial markets. These combined events decreased the funded status of PPL's pension plan by approximately $290 million.

Through September 30, 2002, PPL recorded approximately $24 million of pension income. As a result of the events and remeasurements previously discussed, PPL expects to continue to record pension income, but at lower levels. PPL will record approximately $5 million of pension income in the fourth quarter of 2002, for a total of $29 million in 2002. PPL expects to continue to record pension income in 2003, but at lower levels due to the above events and continued weakness in the financial markets.

Amortization of Recoverable Transition Costs

Amortization of recoverable transition costs decreased by $26 million for the nine months ended September 30, 2002, compared with the same period in 2001. This decrease was primarily due to $22 million of lower ITC amortization in 2002 as a result of lower billed ITC revenues. Billed ITC revenues were lower as a result of lower ITC rates, reflecting the decrease in interest expense on the transition bonds.

Taxes, Other Than Income

Taxes, other than income, increased by $21 million during the nine months ended September 30, 2002, compared with the same period in 2001, primarily due to a $33 million increase in gross receipts tax, offset by an $11 million decrease in capital stock tax.

The gross receipts tax increase was due to an increase in the revenue-neutral reconciliation (RNR) tax component of the effective Pennsylvania gross receipts tax rate in January 2002. The RNR, which adjusts the base gross receipts tax rate of 4.4%, was enacted as part of the Customer Choice Act as a tax revenue replacement component to recoup losses to the Commonwealth of Pennsylvania that may result from the restructuring of the electric industry.

The settlement of prior years' capital stock tax refund claims and a lower capital stock tax rate in 2002 resulted in the decrease.

Changes in gross receipts and capital stock taxes do not significantly affect earnings as they are substantially recovered through customer rate revenues.

Write-down of International Energy Projects

See Note 8 to the Financial Statements for additional information on the write-down of PPL Global's investment in CEMAR.

Workforce Reduction

See Note 15 to the Financial Statements for information regarding the $75 million charge recorded in 2002.

Other Income - net

See Note 14 to the Financial Statements for details of other income.

Financing Costs

Interest expense increased by $38 million for the three months ended September 30, 2002, compared with the same period in 2001 primarily due to:

  a $24 million charge to cancel the remarketing agreement on the 7.7% Reset Put Securities, as described in Note 6 to the Financial Statements;
  an $8 million increase in long-term debt interest from the issuance of $500 million of senior unsecured notes in October 2001; and
  a $6 million decrease in capitalized interest.

Interest expense increased by $43 million for the nine months ended September 30, 2002, compared with the same period in 2001 primarily due to:

  a $24 million charge to cancel the remarketing agreement on the 7.7% Reset Put Securities;
  a $29 million net increase in long-term debt interest from the issuance of $800 million of senior secured bonds by PPL Electric, $500 million of senior unsecured notes by PPL Energy Supply, the issuance of debt by PPL Global's consolidated subsidiaries, along with some bond retirements; and
  a $6 million decrease in capitalized interest; offset by
  a $25 million decrease in short-term debt interest as a portion of the proceeds from the issuance of long-term debt was used to pay down commercial paper.

Dividends and distributions on preferred securities increased by $11 million for the nine months ended September 30, 2002, compared with the same period in 2001. This increase was due to a $15 million increase in distributions on the PEPS Units, issued in the second quarter of 2001, offset by a $4 million decrease in dividends and distributions due to retirements and redemptions of preferred securities and preferred stock.

Income Taxes

Income taxes decreased by $27 million for the three months ended September 30, 2002, compared to the same period in 2001. The change was primarily due to lower pre-tax book income, resulting in a $20 million reduction in income taxes, and a $5 million increase in the amount of federal synfuel tax credits recognized.

Income taxes decreased by $121 million for the nine months ended September 30, 2002, compared to the same period in 2001. The change was primarily due to lower pre-tax book income, resulting in a $146 million reduction in income taxes, and a $9 million increase in the amount of federal synfuel tax credits recognized. These decreases were offset by $33 million of deferred income tax valuation allowances recorded on PPL's investment in CEMAR.

Change in Accounting Principles

PPL adopted SFAS 142, "Goodwill and Other Intangible Assets," on January 1, 2002. SFAS 142 requires an annual impairment test of goodwill and other intangible assets that are not subject to amortization. PPL conducted a transition impairment analysis in the first quarter of 2002 and recorded a transition goodwill impairment charge of $150 million, which was reported as a "Cumulative Effect of a Change in Accounting Principle" on the Statement of Income. See Note 13 to the Financial Statements for additional information on the adoption of SFAS 142.

In October 2002, PPL announced that beginning January 1, 2003, it will expense the value of any new stock options granted to PPL employees. Pursuant to guidance provided by SFAS 123, "Accounting for Stock-Based Compensation," which is considered the preferred method of accounting for stock-based employee compensation, PPL will expense any new options granted, utilizing the widely used Black-Scholes valuation model. Because the actual value of stock options cannot be known at the time the option is granted, it is necessary to make a number of assumptions to determine their value. The Black-Scholes formula, which takes into account a number of factors including the historic performance of the stock on which the option is offered, will be used to establish an estimated value for the options at the time they are granted.

PPL expects minimal financial impact from the adoption of this methodology. If the number of options granted in future periods are similar to levels in 2002, the expected impact would be approximately $0.01 per share for 2003. The impact per share is expected to increase by $0.01 per share in 2004 and 2005 and remain at $0.03 per share beyond 2005. This estimate assumes the number of options granted and the fair value of options granted is similar for all years. The actual impact per share would be different if the number of options granted or the fair value of options increases or decreases from the current estimate, or if the current accounting guidance changes. Historically, PPL had applied the intrinsic value method permitted under SFAS 123 and defined in APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations, in accounting for stock options. Accordingly, no compensation cost has been recognized for stock options in the past.

Financial Condition

Liquidity

At September 30, 2002, PPL had $339 million in cash and cash equivalents and $745 million of short-term debt. At December 31, 2001, PPL had $933 million in cash and cash equivalents and $118 million of short-term debt. The increase in short-term debt at September 30, 2002 resulted primarily from the consolidation of $494 million of WPD's short-term debt as a result of the acquisition of the controlling interest in WPD. There are plans to refinance this short-term debt at a WPD entity during the first quarter of 2003 with a debt offering in the U.K. Cash from operations also reflects the effect of $150 million of turbine cancellation payments, a $50 million payment to terminate an outstanding liability under an energy purchase contract with a NUG and milder weather during the first half of the year. Regarding the decrease in cash, PPL incurred one-time acquisition costs of approximately $105 million for certain generation equipment it purchased from two lessor trusts in the first half of 2002, and $156 million of additional project development costs. PPL and its subsidiaries also retired $699 million of securities in the first nine months of 2002.

In the second quarter of 2002, PPL filed a universal shelf registration statement with the SEC for the issuance of up to $950 million in various securities. During the third quarter, PPL received net proceeds of $493 million from the sale of 16.7 million shares of common stock under this registration statement. These proceeds were used to redeem all of the $150 million outstanding 8.10% Preferred Securities issued by PPL Capital Trust II, and to repay short-term debt.

In May 2002, Standard & Poor's ("S&P") lowered its corporate credit rating on PPL from BBB+ to BBB, lowered the senior unsecured debt rating on PPL Capital Funding from BBB+ to BBB and lowered the rating on the trust preferred securities issued by PPL Capital Funding Trust I as part of the PEPS Units from BBB- to BB+. The BBB corporate credit rating of PPL Energy Supply and the BBB senior secured debt rating of PPL Montana were affirmed. The A-2 short-term credit ratings on PPL Energy Supply and PPL Electric remained unchanged. The outlook on all ratings was stable.

S&P indicated that the rating action was based on the consolidated credit profile of PPL after deconsolidation of PPL Electric from the parent and reflected a weakening in PPL's credit profile due to setbacks faced in international operations. S&P noted that PPL Electric, which has a senior secured debt rating at A-, is structurally insulated from the rest of PPL (see Note 23 in PPL's Form 10-K for the year ended December 31, 2001) and that PPL ratings reflect only the amount of dividend distributions expected to be made by PPL Electric to PPL.

In September 2002, S&P revised its outlook on PPL and all of its rated subsidiaries, except PPL Electric, from a stable outlook to a negative outlook. PPL Electric's outlook remains at stable.

S&P's rating action reflects its view of a weakened credit profile that has resulted primarily from declining wholesale electricity prices and also from setbacks in PPL's international operations, particularly in Brazil. As part of its September 2002 review, S&P affirmed its ratings on PPL and PPL Energy Supply following the acquisition of a controlling interest in WPD.

In September 2002, S&P lowered the long-term corporate credit ratings on WPD from A- to BBB+. S&P also lowered the long-term senior unsecured debt ratings on WPD by one notch. The A-2 short-term corporate credit ratings on WPD were affirmed. The outlook on WPD remains negative.

Also in September 2002, Moody's Investors Service affirmed its ratings on PPL and PPL Energy Supply, following the acquisition of the controlling interest in WPD.

Credit ratings reflect the agencies' opinion of overall financial strength. Various credit ratings impact companies' access to the capital markets and affect the costs related to these securities. Credit ratings are not a recommendation to buy, sell or hold any securities of PPL or its subsidiaries, and may be subject to revisions or withdrawal by the agencies at any time. These credit ratings should be evaluated independently of each other and any other rating that may be assigned to PPL's or its subsidiaries' securities.

Other Factors

WPD's cost of providing pension and benefit plans are dependent upon a number of factors, such as the rates of return on pension plan assets and the discount rate used for the cost and investment assumptions. The market value of plan assets has been affected by sharp declines in the equity markets over recent quarters and, in particular, the third quarter of 2002. While WPD's defined benefit plans currently meet minimum funding requirements, based on WPD's plan assets as of October 31, 2002, PPL believes that there is a likelihood that WPD's accumulated benefit obligation at year-end 2002 could exceed the market value of the plan assets. Based on estimates of these calculations as of October 31, an after-tax reduction to common equity of approximately $300 million would be recorded at year-end. However, PPL currently cannot estimate with certainty the amount of any potential adjustment to equity due to uncertainty about the factors impacting these computations, including the performance of plan investments over the remainder of the year, the impact of any changes in actuarial assumptions used to determine the accumulated benefit obligation and any contributions made to the plans. This accounting is prescribed by SFAS No. 87 "Employers' Accounting for Pensions" and SFAS No. 132 "Employers' Disclosures about Pensions and Postretirement Benefits." The recording of a reduction to common equity would not affect net income or cash flow in 2002, and the equity would be restored to the balance sheet in future periods if, and at such times as, the fair value of the plan assets exceed the accumulated benefit obligation.

For additional information on PPL's liquidity, see Item 7, "Review of the Financial Condition and Results of Operations," in PPL's Annual Report to the SEC on Form 10-K for the year ended December 31, 2001.

Energy Marketing and Trading Activities

Through PPL EnergyPlus, PPL subsidiaries sell and purchase physical energy at the wholesale level under FERC market-based tariffs throughout the U.S. Because of the generating assets PPL owns or controls, the majority of PPL's energy transactions qualify for accrual or hedge accounting. In addition, PPL enters into financial contracts to hedge the price risk associated with its electricity, gas and oil positions. At September 30, 2002, PPL had net assets of $24 million related to its energy hedging activities.

Certain transactions, however, meet the definition of trading activities as defined by EITF 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." These trading activities include physical and financial energy contracts, such as forwards, futures, options, and swaps that do not qualify for hedge accounting or were entered into to profit from market fluctuations. Through September 30, 2002, trading activities also include certain non-derivative transactions for capacity and ancillary products, such as transmission congestion credits (TCCs) and fixed transmission rights (FTRs).

In June 2002, the FASB's EITF adopted the position in EITF 02-3, which addresses accounting for contracts involved in trading and risk management activities, that revenues from energy trading contracts must be reported "net" in financial statements for periods ending after June 30, 2002. The EITF requires that all comparative financial statements should be reclassified to conform to this net presentation. Although this new accounting guidance required changes to certain line items in the financial statements, it does not impact PPL's overall financial position or earnings. Rather, the portion of PPL's revenues from energy trading are netted against expenses from energy trading activities. See Note 12 to the Financial Statements for the financial statement impact from this revised guidance.

In October 2002, EITF 02-3 was amended to exclude non-derivative contracts from the definition of energy trading activities. All contracts entered into after October 25, 2002 that would have been under the scope of EITF 98-10 and are not within the scope of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," must be accounted for on an accrual basis. In addition, non-derivative contracts that have been marked to market through earnings as energy trading activities will no longer be recognized at fair value, through a cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, "Accounting Changes." The effective date of the change will be the first fiscal period after December 15, 2002. PPL expects that any cumulative effect adjustment will be immaterial.

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

Acquisitions and Development

From time-to-time, PPL and its subsidiaries are involved in negotiations with third parties regarding acquisitions, joint ventures and other arrangements which may or may not result in definitive agreements. See Note 8 to the Financial Statements for information regarding recent acquisitions and development activities.

With the cancellation of the Freeport project, PPL Global had domestic generation projects, either announced or under development, which would provide about 990 MW of additional generation.

PPL Global is continuously reexamining development projects based on market conditions and other factors to determine whether to proceed with these projects, sell them, cancel them, expand them, execute tolling agreements or pursue other opportunities.

Financing Activities

See Note 6 to the Financial Statements for a discussion of financing activities.

Cash Flow

Cash and cash equivalents decreased by $944 million more during the nine months ended September 30, 2002, compared with the same period in 2001. The reasons for this change were:

  a $147 million decrease in cash provided by operating activities, primarily due to a decrease in operating income, $150 million of turbine cancellation payments, and a $50 million payment to terminate an energy purchase contract with a NUG;
  a $432 million increase in cash used in investing activities, in part due to the acquisition of the controlling interest in WPD for $211 million, net of cash acquired. Also, there were no repayments of loans by affiliated companies in 2002; and
  a $365 million increase in cash used in financing activities, reflecting a $340 million net increase in cash outflows for debt, preferred securities and equity compared with 2001.

Environmental Matters

See Note 9 to the Financial Statements for a discussion of environmental matters.

Critical Accounting Policies

PPL's financial condition and results of operations are necessarily impacted by the methods, assumptions and estimates used in the application of critical accounting policies. The following accounting policies are particularly important to the financial condition or results of operations of PPL and require estimates or other judgments of matters inherently uncertain: price risk management, pension and other postretirement benefits, asset impairment, leasing and contingencies. See Item 7, "Review of the Financial Condition and Results of Operations," in PPL's Annual Report to the SEC on Form 10-K for the year ended December 31, 2001 for a discussion of each critical accounting policy. For an additional discussion of the impact of the workforce reduction on pension and other postretirement benefits, see Note 15 to the Financial Statements and "Other Operation Expenses" in Results of Operations. For an additional discussion of the impact of the CEMAR write-down on asset impairment, see Note 8 to the Financial Statements.

PPL ENERGY SUPPLY, LLC AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following analysis of the financial condition and results of operations of PPL Energy Supply is abbreviated, as PPL Energy Supply meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q. This discussion should be read in conjunction with the Financial Statements and Combined Notes to Condensed Consolidated Financial Statements included in Item 1 above, and with the section entitled "Review of the Financial Condition and Results of Operations" in PPL Energy Supply's Annual Report to the SEC on Form 10-K for the year ended December 31, 2001. Terms and abbreviations appearing here are explained in the glossary. Dollars are in millions, unless otherwise noted.

Results of Operations

The Statement of Income reflects the results of past operations and is not intended as any indication of future operating results. Future operating results will necessarily be affected by various and diverse factors and developments. Furthermore, because results for interim periods can be disproportionately influenced by various factors and developments and by seasonal variations, the results of operations for interim periods do not necessarily indicate results or trends for the year.

The Statement of Income for the three and nine months ended September 30, 2002 has been impacted by the acquisition of a controlling interest in WPD on September 6, 2002, and the resulting consolidation, as described in Note 8 to the Financial Statements. Therefore, the comparison of reported income statement line items is not meaningful without eliminating the impact of the WPD consolidation. The following table shows the Statement of Income as reported, the adjustments to eliminate the impact of the WPD consolidation, and as adjusted to exclude the WPD consolidation. The following discussion, that explains significant changes in principal items on the Statement of Income, compares the three and nine months ended September 30, 2002, as adjusted to exclude the WPD consolidation, to the comparable periods in 2001.

PPL Energy Supply, LLC and Subsidiaries
Condensed Consolidated Statement of Income
Adjusted to Eliminate WPD Consolidation
	Three Months Ended September 30, 2002				Nine Months Ended September 30, 2002

	As Reported	Adjustments		As Adjusted	As Reported	Adjustments		As Adjusted

Operating Revenues
Wholesale energy marketing	$344			$344	$693			$693
Wholesale energy marketing to affiliates	373			373	1,081			1,081
Utility	251		$134	117	755		$426	329
Unregulated retail electric and gas	46			46	137			137
Net energy trading margins					21			21
Energy related businesses	134		(10)	144	423		(36)	459

Total	1,148		124	1,024	3,110		390	2,720

Operating Expenses
Operation
Fuel	155			155	376			376
Energy purchases	208			208	443			443
Energy purchases from affiliates	43			43	129			129
Other operation and maintenance	209		11	198	600		22	578
Transmission	5			5	18			18
Depreciation	67		27	40	194		78	116
Taxes, other than income	21		11	10	60		31	29
Energy related businesses	129		6	123	402		22	380
Other charges
Write-down of international energy projects					100			100
Workforce reduction	1			1	41			41

Total	838		55	783	2,363		153	2,210

Operating Income	310		69	241	747		237	510
Other Income - net	4		3	1	28		6	22
Interest Expense	59		32	27	160		97	63
Interest Expense with Affiliate	1			1	2			2
Income Taxes	90		19	71	236		68	168
Minority Interest	21		19	2	76		72	4
Cumulative Effect of a Change in Accounting Principle					(150)			(150)
Distributions on Preferred Securities	2		2		6		6

Net Income	$141	$		$141	$145	$		$145

Earnings

Net income in 2002 was impacted by several unusual items as shown below. Refer to specific notes to the Financial Statements for discussion of these items.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Net income - actual	$141	$165	$145	$490

Unusual items (net of tax):
SFAS 142 goodwill impairment (Note 13)			(150)

Write-down of investment in CEMAR (Note 8)			(98)

Workforce reduction (Note 15)			(24)

CEMAR operating losses (Note 8)	(23)		(23)

Net income from core operations	$164	$165	$440	$490

The after-tax changes in core earnings were primarily due to:

	September 30, 2002 vs. September 30, 2001
	Three Months Ended	Nine Months Ended

Wholesale energy margins	$34	$(57)

Net energy trading margins	(22)	(28)

Lower unregulated retail energy margins	(3)	(31)

Regulated retail energy margins	(13)	54

Higher PPL Global earnings (a)	13	8

Higher earnings from synfuel projects (b)	5	9

Higher operating costs	(11)	(11)

Other - net	(4)	6

	$(1)	$(50)

(a)	The increase for the three months ended was due to higher equity earnings from WPD, the discontinuance of goodwill amortization and lower development spending. The increase for the nine months ended was due to lower spending on development and the discontinuance of goodwill amortization, offset by lower earnings from Latin America.
(b)	The increase for both periods was due to higher sales volumes.

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

Also, in July 2002, the FASB issued an Exposure Draft of a proposed interpretation entitled "Consolidation of Certain Special-Purpose Entities - an interpretation of ARB No. 51." The FASB accepted comments from interested parties on this proposed interpretation until August 30, 2002. The FASB is currently in the process of redeliberating its preliminary decisions based on the comments received, and is expected to issue a final interpretation by December 2002. The rule as proposed would require the consolidation of certain Special-Purpose Entities (SPEs) by the entity that is determined to be the primary beneficiary as of April 1, 2003. This proposed rule would apply to PPL Energy Supply's leases for its Sundance, University Park and Lower Mt. Bethel generating facilities. See Note 7 to the Financial Statements for additional information on these leases. PPL Energy Supply is currently evaluating the restructuring of these leases. If PPL Energy Supply elects not to restructure these leases, its consolidated balance sheet would include these generating facilities as assets and the lease debt as liabilities. PPL Energy Supply is currently evaluating this proposed rule and cannot quantify its potential impact at this time, but its impact could be material.

In the fourth quarter of 2002, a PPL subsidiary that owns PPL trademarks will begin billing certain affiliates who use these trademarks. PPL Energy Supply and its subsidiaries will be allocated a portion of this license fee, retroactive for all of 2002. PPL Energy Supply estimates that this fee could approximate $30 million annually.

Domestic Energy Margins

The following tables provide summary data regarding changes in the components of domestic gross margins of wholesale and retail energy for the three and nine months ended September 30, 2002, compared with the same periods in 2001:

	September 30, 2002 vs. September 30, 2001
	Three Months Ended	Nine Months Ended

Wholesale energy marketing revenues	$149	$48

Wholesale energy marketing to affiliates	20	89

Unregulated retail electric and gas revenues	(13)	(165)

Net energy trading margins	(37)	(49)

Total revenues	119	(77)

	September 30, 2002 vs. September 30, 2001
	Three Months Ended	Nine Months Ended

Fuel	27	3

Purchased power	81	23

Purchased power from affiliates	(3)	(15)

Transmission	(2)	(23)

Other cost adjustments (a)	23	42

Total cost of sales	126	30

Domestic gross energy margins	$(7)	$(107)

(a)	Adjusted to exclude the impact of any costs not associated with domestic energy margins, in particular, costs related to the international operations of PPL Global.

Changes in Gross Domestic Energy Margins By Activity

Gross margin calculations are dependent on the allocation of fuel and purchased power costs to the activities. That allocation is based on hourly MWh consumption levels compared to hourly MWh supply costs. Any costs specific to an activity are charged to that activity.

	September 30, 2002 vs. September 30, 2001
	Three Months Ended	Nine Months Ended

Wholesale - Eastern U.S.	$34	$(20)

Wholesale - Western U.S.	24	(78)

Net energy trading	(37)	(49)

Unregulated retail	(5)	(52)

Regulated retail	(23)	92

Domestic gross energy margins	$(7)	$(107)

Wholesale - Eastern U.S.

Eastern wholesale margins were higher for the three months ended September 30, 2002, compared to the same period in 2001, primarily due to higher volumes, which increased 240% over the same period last year. The higher volumes were driven primarily by increased availability of generation, market opportunities to optimize the value of generating assets and the desire to eliminate or reduce credit risk associated with certain counterparties. Lower prices, however, partially offset the increase in volumes. Specifically, average wholesale prices for the three months ended September 30, 2002 were significantly lower than the same period last year. In PJM, where the majority of PPL's Eastern wholesale activity occurs, on-peak prices averaged $13/MWh less, a decline of 22%, for the three months ended September 30, 2002 than the same period last year.

Generally, Eastern wholesale margins were lower for the nine months ended September 30, 2002 compared to the same period in 2001, despite a buyout of a NUG contract in February 2002 that reduced purchased power costs by $25 million. The decline in margins was primarily attributable to the decline in wholesale prices for energy and capacity. On-peak prices in PJM averaged $11/MWh less, a decline of 24%, for the nine months ended September 30, 2002 than the same period last year. Additionally, because of new generating capability that has come on-line within PJM in 2002, the prices for the PJM monthly auctions for unforced capacity credits have also fallen from an average of $100/MW-month in 2001 to an average of $38/MW-month in 2002. However, higher volumes of energy sales, primarily in the third quarter, partially offset the decline in prices, as wholesale transactions for the nine months ended September 30, 2002 increased by about 50% over the same period last year.

Wholesale - Western U.S.

Western wholesale margins consist of margins in the Northwest and in the Southwest.

In the Northwest, margins were $26 million higher for the three months ended September 30, 2002, compared to the same period in 2001, primarily due to significantly lower supply costs. Margins were $78 million lower for the nine months ended September 30, 2002, compared to the same period in 2001, primarily due to lower wholesale prices, partially offset by a 14% increase in volumes. Average realized wholesale prices in the Northwest region for the three and nine months ended September 30, 2002, were $23/MWh and $66/MWh lower than those for the same periods in 2001.

In the Southwest region, margins were lower by $2 million for the three months ended September 30, 2002, compared to the same period in 2001, primarily due to lower prices. Average realized wholesale prices in the Southwest region experienced a drop from $119/MWh to about $45/MWh for both periods. These lower prices were substantially offset by increased sales which were two and five times higher for the three and nine months ended September 30, 2002, compared to the same periods in 2001. The large increases are due to the Griffith Energy and Sundance facilities coming on-line in 2002.

Net Energy Trading Margins

PPL enters into certain contractual arrangements that meet the criteria of energy trading contracts as defined by EITF 02-3. These physical and financial contracts cover electricity, gas, capacity, transmission congestion and emission allowances. The decrease for the three month period was primarily due to unrealized, mark-to-market electricity gains in 2001 and lower capacity and energy margins. The decrease for the nine month period was primarily due to unrealized, mark-to-market gains in 2001 and lower capacity and congestion margins.

Unregulated Retail

Unregulated retail margins were lower for the nine months ended September 30, 2002, compared to the same period in 2001. This decline in unregulated retail margins was primarily due to lower revenues resulting from the expiration of contracts which were not renewed in the East and to significantly lower retail prices in the West. However, the decline was partially offset by an increase in the number of customers in the West.

Regulated Retail

Regulated retail margins in the East were lower for the three months ended September 30, 2002, compared to the same period in 2001. For the three months ended September 30, 2002, a prolonged heatwave resulted in higher purchased power costs during this period.

For the nine months ended September 30, 2002, sales volumes were about 5% higher than that realized for the same period in 2001. Higher sales volumes and higher average prices, caused by changes in usage among customer classes, provided the improved margins. In addition, lower supply costs in 2002, due to lower fuel costs and increased generating unit availability, improved margins by $4 million.

Utility Revenues

PPL Energy Supply's utility operations consist of the delivery of electricity by PPL Global subsidiaries. Utility revenue increased by $7 million and $8 million for the three and nine months ended September 30, 2002, compared to the same periods in 2001, due to increased volume of deliveries.

Energy Related Businesses

The increase (decrease) in operating income from energy related businesses was attributable to the following:

	September 30, 2002 vs. September 30, 2001
	Three Months Ended	Nine Months Ended

PPL Southwest Generation Holdings, LLC	$(18)	$(26)

PPL Global project development expenses	12	20

Mechanical contractors	(5)	(3)

Synfuel projects (excluding tax credits)	(3)	(3)

Other		(5)

	$(14)	$(17)

The decrease in PPL Southwest Generation Holdings, LLC's income was due to a full year of operations of Griffith Energy in 2002, and that 2001 benefited from forward electricity contracts, executed prior to commercial operation. (PPL Southwest Generation Holdings, LLC has a 50% interest in the Griffith Energy facility.) The decrease in PPL Global's expenses was due to lower spending on development projects, including a favorable settlement on the cancellation of the Starbuck project.

Other Operation and Maintenance

Other operation and maintenance expenses increased by $14 million and $11 million for the three and nine months ended September 30, 2002, compared with the same periods in 2001. These increases were primarily because, in conjunction with the workforce reduction (see Note 15 to the Financial Statements), PPL revised its estimated vacation liability by $15 million. PPL Energy Supply's portion of this revision was approximately $6 million. Additionally, there were $5 million of expenses relating to the operating lease on the University Park and Sundance facilities, which began operation in July 2002.

PPL Energy Supply's expenses were impacted by PPL's pension plan. During the second quarter of 2002, the workforce reduction and union-negotiated benefit enhancements had a significant impact on PPL's primary pension plan, increasing the benefit obligation by $140 million. As a result of these changes, PPL remeasured its net periodic pension cost for that plan, which included recognition of asset losses totaling $153 million as of June 30, 2002 due to weakened financial markets. These combined events decreased the funded status of PPL's pension plan by approximately $290 million. PPL Energy Supply participates in that plan and is allocated approximately 34% of the obligations of that plan.

Through September 30, 2002, PPL Energy Supply was allocated approximately $10 million of pension income. As a result of the events and remeasurements previously discussed, PPL Energy Supply expects to be allocated a lower level of pension income. The allocation is expected to be approximately $2 million in the fourth quarter of 2002, for a total of $12 million in 2002. PPL expects to continue to record pension income in 2003, but at lower levels due to the above events and continued weakness in the financial markets.

Transmission

Transmission expense decreased by $2 million and $23 million for the three and nine months ended September 30, 2002, compared with the same periods in 2001. The decrease for the three-month period resulted from lower transmission of wholesale energy purchases needed to meet wholesale energy activity. The decrease for the nine-month period was due to $14 million in lower wholesale energy purchases needed to meet wholesale energy activity, in part due to the expansion of the PJM, and $8 million in lower energy purchases due to a decrease in retail sales by PPL EnergyPlus.

Depreciation

Depreciation decreased by $12 million for the nine months ended September 30, 2002, compared with the same period in 2001. This decrease was primarily the result of:

  $11 million due to extension of the Susquehanna station's depreciable life;
  $8 million due to no longer recording goodwill amortization; and
  $4 million due to PPL Global's write-down of CEMAR assets in 2001, resulting in no depreciation on these assets in 2002.

These decreases were partially offset by an increase of $10 million due to depreciation of the PPL Wallingford facility and plant upgrades and installation of SCR technology at several facilities.

Taxes, Other Than Income

Taxes, other than income, decreased by $5 million during the nine months ended September 30, 2002, compared with the same period in 2001, primarily due to a $3 million decrease in gross receipts tax, and a $2 million decrease in local real estate taxes.

The decrease in gross receipts tax is primarily due to the lower unregulated retail electric and gas revenues. This decrease is partially offset by an increase in the revenue-neutral reconciliation (RNR) tax component of the effective Pennsylvania gross receipts tax rate in January 2002. The RNR, which adjusts the base gross receipts tax rate of 4.4%, was enacted as part of the Customer Choice Act as a tax revenue replacement component to recoup losses to the Commonwealth of Pennsylvania that may result from the restructuring of the electric industry.

Changes in gross receipts tax do not significantly affect earnings as they are substantially recovered through customer rate revenues.

Write-down of International Energy Projects

See Note 8 to the Financial Statements for additional information on the write-down of PPL Global's investment in CEMAR.

Workforce Reduction

See Note 15 to the Financial Statements for information regarding the $41 million charge recorded in 2002.

Other Income - net

See Note 14 to the Financial Statements for details of other income.

Interest Expense

Interest expense increased by $22 million for the three months ended September 30, 2002, compared with the same period in 2001 primarily due to:

  an $8 million increase in long-term debt interest from the issuance of $500 million of senior unsecured notes in October 2001;
  a $5 million increase in long-term debt interest from debt issued by PPL Global's consolidated subsidiaries; and
  a $6 million decrease in capitalized interest.

Interest expense increased by $31 million for the nine months ended September 30, 2002, compared with the same period in 2001 primarily due to:

  a $24 million increase in long-term debt interest from the issuance of $500 million of senior unsecured notes;
  a $21 million increase in long-term debt interest from debt issued by PPL Global's consolidated subsidiaries; and
  a $6 million decrease in capitalized interest; offset by
  a $21 million decrease in short-term debt interest from a decrease in short-term borrowings from affiliates.

Income Taxes

Income taxes decreased by $27 million for the three months ended September 30, 2002, compared to the same period in 2001. The change was primarily due to lower pre-tax book income, resulting in a $20 million reduction in income taxes, and a $5 million increase in the amount of federal synfuel tax credits recognized.

Income taxes decreased by $81 million for the nine months ended September 30, 2002, compared to the same period in 2001. The change was primarily due to lower pre-tax book income, resulting in a $111 million reduction in income taxes, and a $9 million increase in the amount of federal synfuel tax credits recognized. These decreases were offset by $33 million of deferred income tax valuation allowances recorded on PPL Energy Supply's investment in CEMAR.

Change in Accounting Principle

PPL Energy Supply adopted SFAS 142, "Goodwill and Other Intangible Assets," on January 1, 2002. SFAS 142 requires an annual impairment test of goodwill and other intangible assets that are not subject to amortization. PPL Energy Supply conducted a transition impairment analysis in the first quarter of 2002 and recorded a transition goodwill impairment charge of $150 million, which was reported as a "Cumulative Effect of a Change in Accounting Principle" on the Statement of Income. See Note 13 to the Financial Statements for additional information on the adoption of SFAS 142.

In October 2002, PPL announced that beginning January 1, 2003, it will expense the value of any new stock options granted to PPL employees. Pursuant to guidance provided by SFAS 123, "Accounting for Stock-Based Compensation," which is considered the preferred method of accounting for stock-based employee compensation, PPL will expense any new options granted, utilizing the widely used Black-Scholes valuation model. Because the actual value of stock options cannot be known at the time the option is granted, it is necessary to make a number of assumptions to determine their value. The Black-Scholes formula, which takes into account a number of factors including the historic performance of the stock on which the option is offered, will be used to establish an estimated value for the options at the time they are granted.

PPL Energy Supply expects minimal financial impact from the adoption of this methodology. If the number of options granted in future periods are similar to levels in 2002, the expected impact would be approximately $1 million in 2003, $3 million in 2004, and $4 million for 2005 and future years. These estimates include charges for stock options granted to officers of PPL Energy Supply as well as an allocation of charges for stock options granted to officers of PPL Services Corporation. These estimates also assume the number of options granted and the fair value of options granted is similar for all years. The actual impact would be different if the number of options granted or the fair value of options increases or decreases from the current estimate, or if the current accounting guidance changes. Historically, PPL had applied the intrinsic value method permitted under SFAS 123 and defined in APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations, in accounting for stock options. Accordingly, no compensation cost has been recognized for stock options in the past.

Acquisitions and Development

From time-to-time, PPL Energy Supply and its subsidiaries are involved in negotiations with third parties regarding acquisitions, joint ventures and other arrangements which may or may not result in definitive agreements. See Note 8 to the Financial Statements for information regarding recent acquisitions and development activities.

With the cancellation of the Freeport project, PPL Global had domestic generation projects, either announced or under development, which would provide about 990 MW of additional generation.

PPL Global is continuously reexamining development projects based on market conditions and other factors to determine whether to proceed with these projects, sell them, cancel them, expand them, execute tolling agreements or pursue other opportunities.

Other Matters

Rating Agency Developments

In September 2002, Standard & Poor's ("S&P") revised its outlook on PPL Energy Supply from a stable outlook to a negative outlook.

S&P's rating action reflects its view of a weakened credit profile that has resulted primarily from declining wholesale electricity prices and also from setbacks in PPL Energy Supply's international operations, particularly in Brazil. As part of its September 2002 review, S&P affirmed its ratings on PPL Energy Supply following the acquisition of a controlling interest in WPD.

In September 2002, S&P lowered the long-term corporate credit ratings on WPD from A- to BBB+. S&P also lowered the long-term senior unsecured debt ratings on WPD by one notch. The A-2 short-term corporate credit ratings on WPD were affirmed. The outlook on WPD remains negative.

Also in September 2002, Moody's Investors Service affirmed its rating on PPL Energy Supply following the acquisition of a controlling interest in WPD.

Credit ratings reflect the agencies' opinion of overall financial strength. Various credit ratings impact companies' access to the capital markets and affect the costs related to these securities. Credit ratings are not a recommendation to buy, sell or hold any securities of PPL Energy Supply and may be subject to revisions or withdrawal by the agencies at any time. These credit ratings should be evaluated independently of each other and any other rating that may be assigned to PPL Energy Supply's securities.

WPD Pension Plan

WPD's cost of providing pension and benefit plans are dependent upon a number of factors, such as the rates of return on pension plan assets and the discount rate used for the cost and investment assumptions. The market value of plan assets has been affected by sharp declines in the equity markets over recent quarters and, in particular, the third quarter of 2002. While WPD's defined benefit plans currently meet minimum funding requirements, based on WPD's plan assets as of October 31, 2002, PPL Energy Supply believes that there is a likelihood that WPD's accumulated benefit obligation at year-end 2002 could exceed the market value of the plan assets. Based on estimates of these calculations as of October 31, an after-tax reduction to common equity of approximately $300 million would be recorded at year-end. However, PPL Energy Supply currently cannot estimate with certainty the amount of any potential adjustment to equity due to uncertainty about the factors impacting these computations, including the performance of plan investments over the remainder of the year, the impact of any changes in actuarial assumptions used to determine the accumulated benefit obligation and any contributions made to the plans. This accounting is prescribed by SFAS No. 87 "Employers' Accounting for Pensions" and SFAS No. 132 "Employers' Disclosures about Pensions and Postretirement Benefits." The recording of a reduction to common equity would not affect net income or cash flow in 2002, and the equity would be restored to the balance sheet in future periods if, and at such times as, the fair value of the plan assets exceed the accumulated benefit obligation.

Critical Accounting Policies

PPL Energy Supply's financial condition and results of operations are necessarily impacted by the methods, assumptions and estimates used in the application of critical accounting policies. The following accounting policies are particularly important to the financial condition or results of operations of PPL Energy Supply and require estimates or other judgments of matters inherently uncertain: price risk management, pension and other postretirement benefits, asset impairment, leasing and contingencies. See Item 7, "Review of the Financial Condition and Results of Operations," in PPL Energy Supply's Annual Report to the SEC on Form 10-K for the year ended December 31, 2001 for a discussion of each critical accounting policy. For an additional discussion of the impact of the workforce reduction on pension and other postretirement benefits, see Note 15 to the Financial Statements and "Other Operation and Maintenance" in Results of Operations. For an additional discussion of the impact of the CEMAR write-down on asset impairment, see Note 8 to the Financial Statements.

PPL ELECTRIC UTILITIES CORPORATION AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the Financial Statements and Combined Notes to Condensed Consolidated Financial Statements included in Item 1 above, and with the section entitled "Review of the Financial Condition and Results of Operations" in PPL Electric's Annual Report to the SEC on Form 10-K for the year ended December 31, 2001. Terms and abbreviations appearing here are explained in the glossary. Dollars are in millions, unless otherwise noted.

Results of Operations

The following discussion explains significant changes in principal items on the Statement of Income, comparing the three and nine months ended September 30, 2002, to the comparable periods in 2001.

The Statement of Income reflects the results of past operations and is not intended as any indication of future operating results. Future operating results will necessarily be affected by various and diverse factors and developments. Furthermore, because results for interim periods can be disproportionately influenced by various factors and developments and by seasonal variations, the results of operations for interim periods do not necessarily indicate results or trends for the year.

Earnings

Net income in 2002 was impacted by the workforce reduction charge, as described in Note 15 to the Financial Statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Net income - actual	$24	$26	$36	$81

Unusual item (net of tax):
Workforce reduction			(19)

Net income from core operations	$24	$26	$55	$81

The after-tax changes in core earnings were primarily due to:

	September 30, 2002 vs. September 30, 2001
	Three Months Ended	Nine Months Ended

Higher energy purchase costs including amortization of up-front payment on PLR contract	$(2)	$(5)

PJM ancillary service expense	(8)	(21)

Delivery revenues (net of CTC/ITC amortization)	5	(8)

Lower dividends on preferred securities	2	4

Other - net	1	4

	$(2)	$(26)

Operating Revenues

Retail Electric

The increase (decrease) in revenues from retail electric operations was attributable to the following:

	September 30, 2002 vs. September 30, 2001
	Three Months Ended	Nine Months Ended

Electric delivery	$11	$(13)

PLR electric generation supply	17	90

Other	2	(3)

	$30	$74

The increase in operating revenues from retail electric operations in both periods was primarily due to higher revenues from providing electric generation supply as a PLR. Since June 2001, about 80% to 90% of kWh in PPL Electric's service territory that had been served by alternate suppliers under the Customer Choice Act have returned to PPL Electric as the supplier.

Revenues from delivery of electricity increased for the three months ended September 30, 2002, compared to the same period in 2001. This reflected a 4.5% increase in deliveries of electricity, primarily due to warmer weather in the third quarter of 2002. Revenues from delivery of electricity decreased for the nine months ended September 30, 2002, compared to the same period in 2001. This reflected a 0.7% decrease in deliveries of electricity, primarily due to milder winter weather in the first quarter of 2002 and adverse economic conditions.

Wholesale Electric to Affiliate

PPL Electric has a contract to sell to PPL EnergyPlus the electricity that PPL Electric purchases under contracts with NUGs. With the termination in February 2002 of its NUG contract with Foster Wheeler, PPL Electric purchased less NUG energy, and therefore had less electricity to sell to PPL EnergyPlus.

Energy Purchases

Effective January 1, 2002, PPL Electric began incurring the costs of certain ancillary services, such as area regulation and operating reserves, in connection with its power supply contract with PPL EnergyPlus. Energy purchases increased by $11 million for the three months ended September 30, 2002 compared with the same period in 2001, including $14 million in ancillary service costs. These costs were offset by a $4 million decrease in NUG purchases due to the termination of an energy purchase contract with a NUG in February 2002.

Energy purchases increased by $26 million for the nine months ended September 30, 2002, compared with the same period in 2001, including $36 million in ancillary service costs from PJM. These costs were offset by a $10 million decrease in NUG purchases due to the termination of an energy purchase contract with a NUG in February 2002.

Energy Purchases from Affiliate

Energy purchases from affiliate increased by $19 million and $92 million for the three and nine months ended September 30, 2002, compared with the same periods in 2001. These increases reflect higher purchases under the power supply contract with PPL EnergyPlus needed to support a higher PLR load, due to the return of customers to PPL Electric as their PLR. See Note 10 to the Financial Statements for a discussion of the power supply contract.

Other Operation Expenses

There were no significant changes in other operation expenses for the three and nine months ended September 30, 2002, compared with the same period in 2001. However, these expenses were impacted by PPL's pension plan.

During the second quarter of 2002, the workforce reduction (see Note 15 to the Financial Statements) and union-negotiated benefit enhancements had a significant impact on PPL's primary pension plan, increasing the benefit obligation by $140 million. As a result of these changes, PPL remeasured its net periodic pension cost for that plan, which included recognition of asset losses totaling $153 million as of June 30, 2002 due to weakened financial markets. These combined events decreased the funded status of PPL's pension plan by approximately $290 million. PPL Electric participates in that plan and is allocated approximately 46% of the obligations of that plan.

Through September 30, 2002, PPL Electric was allocated approximately $13 million of pension income. As a result of the events and remeasurements previously discussed, PPL Electric expects to be allocated a lower level of pension income. The allocation is expected to be approximately $3 million in the fourth quarter of 2002, for a total of $16 million in 2002. PPL expects to continue to record pension income in 2003, but at lower levels due to the above events and continued weakness in the financial markets.

Amortization of Recoverable Transition Costs

Amortization of recoverable transition costs decreased by $26 million for the nine months ended September 30, 2002, compared with the same period in 2001. This decrease was primarily due to $22 million of lower ITC amortization in 2002 as a result of lower billed ITC revenues. Billed ITC revenues were lower as a result of lower ITC rates, reflecting the decrease in interest expense on the transition bonds.

Taxes, Other Than Income

Taxes, other than income, increased by $26 million during the nine months ended September 30, 2002, compared with the same period in 2001, primarily due to a $36 million increase in gross receipts tax, offset by a $10 million decrease in capital stock tax.

The gross receipts tax increase was due to an increase in the revenue-neutral reconciliation (RNR) tax component of the effective Pennsylvania gross receipts tax rate in January 2002. The RNR, which adjusts the base gross receipts tax rate of 4.4%, was enacted as part of the Customer Choice Act as a tax revenue replacement component to recoup losses to the Commonwealth of Pennsylvania that may result from the restructuring of the electric industry.

The settlement of prior years' capital stock tax refund claims and a lower capital stock tax rate in 2002 resulted in the decrease.

Changes in gross receipts and capital stock taxes do not significantly affect earnings as they are substantially recovered through customer rate revenues.

Workforce Reduction

See Note 15 to the Financial Statements for information regarding the $33 million charge recorded in June 2002.

Financing Costs

Decreases in interest on long-term debt accounted for the $3 million and $8 million decreases in interest expense for the three and nine months ended September 30, 2002, compared with the same periods in 2001. These decreases were the net impact of retirements of mortgage bonds and transition bonds, partially offset by the issuance of $800 million of senior secured bonds in August 2001.

Dividends on preferred securities decreased by $2 million and $4 million for the three and nine months ended September 30, 2002, compared with the same periods in 2001. These decreases were due to retirements and redemptions of preferred securities and preferred stock.

Income Taxes

Income taxes decreased by $2 and $34 million for the three and nine months ended September 30, 2002, compared to the same periods in 2001, as a result of lower pre-tax book income.

Change in Accounting Principle

In October 2002, PPL announced that beginning January 1, 2003, it will expense the value of any new stock options granted to PPL employees. Pursuant to guidance provided by SFAS 123, "Accounting for Stock-Based Compensation," which is considered the preferred method of accounting for stock-based employee compensation, PPL will expense any new options granted, utilizing the widely used Black-Scholes valuation model. Because the actual value of stock options cannot be known at the time the option is granted, it is necessary to make a number of assumptions to determine their value. The Black-Scholes formula, which takes into account a number of factors including the historic performance of the stock on which the option is offered, will be used to establish an estimated value for the options at the time they are granted.

PPL Electric expects minimal financial impact from the adoption of this methodology. If the number of options granted in future periods are similar to levels in 2002, the expected impact would be approximately $1 million in 2003, $1 million in 2004, and $2 million for 2005 and future years. These estimates include charges for stock options granted to officers of PPL Electric as well as an allocation of charges for stock options granted to officers of PPL Services Corporation. These estimates assume the number of options granted and the fair value of options granted is similar for all years. The actual impact would be different if the number of options granted or the fair value of options increases or decreases from the current estimate, or if the current accounting guidance changes. Historically, PPL had applied the intrinsic value method permitted under SFAS 123 and defined in APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations, in accounting for stock options. Accordingly, no compensation cost has been recognized for stock options in the past.

Financial Condition

Liquidity

At September 30, 2002, PPL Electric had $78 million of cash and cash equivalents and no short-term debt. At December 31, 2001, PPL Electric had $79 million of cash and cash equivalents and no short-term debt. The relatively unchanged cash position was the net result of the retirement of $478 million of long-term debt and preferred securities and capital expenditures of $147 million, partially offset by a $260 million repayment of a notes receivable from an affiliate, capital contributed from PPL of $240 million, funded from the common stock sale at PPL, and cash provided from operating activities.

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

For information on related party accounting transactions, see Note 10 to the Financial Statements.

Cash Flow

Cash and cash equivalents decreased by $127 million more during the nine months ended September 30, 2002, compared with the same period in 2001. The reasons for this change were:

  a $29 million decrease in cash provided by operating activities, primarily due to the payment of collateral to PPL EnergyPlus under the power supply contract;
  a $161 million increase in cash provided by investing activities, primarily due to the repayment of notes receivable from parent and affiliates which was $190 million greater during the nine months ended September 30, 2002; and
  a $259 million increase in cash used in financing activities, primarily due a $294 million net increase in cash outflows for debt, preferred securities and equity.

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

PPL MONTANA, LLC AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following analysis of the financial condition and results of operations of PPL Montana is abbreviated as PPL Montana meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q. This discussion should be read in conjunction with the Financial Statements and Combined Notes to Condensed Consolidated Financial Statements included in Item 1 above, and with the section entitled "Review of the Financial Condition and Results of Operations" in PPL Montana's Annual Report to the SEC on Form 10-K for the year ended December 31, 2001. Terms and abbreviations appearing here are explained in the glossary.

Results of Operations

The following discussion explains significant changes in principal items on the Statement of Income, comparing the nine months ended September 30, 2002, to the comparable period in 2001.

The Statement of Income reflects the results of past operations and is not intended as any indication of future operating results. Future operating results will necessarily be affected by various and diverse factors and developments. Furthermore, because results for interim periods can be disproportionately influenced by various factors and developments and by seasonal variations, the results of operations for interim periods do not necessarily indicate results or trends for the year.

Earnings

Net income decreased by $62 million for the nine months ended September 30, 2002, compared with the same period in 2001. The decrease was primarily due to lower wholesale prices in the western U.S.

Operating Revenues

Operating revenues decreased by $144 million for the nine months ended September 30, 2002, compared with the same period in 2001. The decrease was primarily due to a decline in wholesale energy prices from the high prices experienced in the first half of 2001, resulting from an energy supply shortage in the western U.S. The decrease in power prices resulted in a decrease in revenues of $184 million, while an increase in volume sold resulted in an increase in revenues of $40 million.

In June 2001, the FERC instituted a series of price controls designed to mitigate (or cap) prices in the entire western U.S. as a result of the California energy crisis. These price controls have had the effect of significantly lowering spot and forward energy prices in the western U.S. See Note 9 to the Financial Statements for further discussion on the California situation.

Operating Expense

Operating expenses decreased by $42 million during the nine months ended September 30, 2002, compared with the same period in 2001. Operating expenses consist mainly of expenses for fuel, energy purchases, transmission tariffs, plant operations and maintenance, lease rental payments, and general and administrative expenses. The decrease was primarily due to a $46 million decrease in energy purchases, related to the decreased power costs in the western U.S. during the first half of 2002. The decrease in power prices resulted in a $60 million decrease in energy purchases, while an increase in volumes purchased resulted in an increase in energy purchases of $14 million.

Generation increased by 305 million kWh during the nine months ended September 30, 2002, compared with the same period in 2001. This increase was primarily the result of higher hydroelectric generation caused by improved water flows in the first half of 2002.

Other Matters

In September 2002, Standard & Poor's ("S&P") revised its outlook on PPL Montana from a stable outlook to a negative outlook.

S&P's rating action reflects its view of a weakened credit profile that has resulted primarily from declining wholesale electricity prices.

Credit ratings reflect the agencies' opinion of overall financial strength. Various credit ratings impact companies' access to the capital markets and affect the costs related to these securities. Credit ratings are not a recommendation to buy, sell or hold any securities of PPL Montana and may be subject to revisions or withdrawal by the agencies at any time. These credit ratings should be evaluated independently of each other and any other rating that may be assigned to PPL Montana's securities.

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

PPL CORPORATION AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk-Sensitive Instruments

PPL actively manages the market risk inherent in its commodity, debt, and foreign currency and equity positions, as detailed in Note 11 to the Financial Statements. PPL has a comprehensive risk management policy to manage the risk exposures related to counterparty credit, energy prices, interest rates and foreign currency exchange rates. A Risk Management Committee comprised of senior officers oversees the risk management function. Nonetheless, adverse changes in commodity prices, interest rates, foreign currency exchange rates and equity prices may result in losses in earnings, cash flows and/or fair values. The forward-looking information presented below provides estimates of what may occur in the future, assuming certain adverse market conditions, due to reliance on model assumptions. Actual future results may differ materially from those presented. These disclosures are not precise indicators of expected future losses, but only indicators of reasonably possible losses.

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

As of September 30, 2002, PPL estimated that a 10% adverse movement in market prices across all geographic areas and time periods would have decreased the value of the commodity contracts in its non-hedge portfolio by $3 million. A similar adverse movement in market prices would have decreased the value of the commodity contracts in its hedge portfolio by approximately $122 million at September 30, 2002. However, the change in the value of the hedge portfolio would have been substantially offset by an increase in the value of the underlying commodity, the electricity generated, because these contracts serve to reduce the market risk inherent in the generation of electricity. Additionally, the value of PPL's unsold generation would be improved. Because PPL's electricity portfolio is generally in a net sales position, the adverse movement in prices is usually an increase in prices. Conversely, because PPL's commodity fuels portfolio is generally in a net purchase position, the adverse movement in prices is usually a decrease in prices. If both of these scenarios happened, the implied margins for the unsold generation would increase.

In addition to commodity price risk associated with PPL's trading portfolio and any unhedged positions in its non-trading portfolio, PPL's commodity positions are also subject to operational and event risks including, among others, changes in load demand, decreases in hydro availability and forced outages at power plants.

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

At September 30, 2002, PPL's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was estimated at $3 million.

PPL is also exposed to changes in the fair value of its debt portfolio. At September 30, 2002, PPL estimated that its potential exposure to a change in the fair value of its debt portfolio, through a 10% adverse movement in interest rates, was $237 million.

PPL utilizes various risk management instruments to reduce its exposure to adverse interest rate movements for future anticipated financings. While PPL is exposed to changes in the fair value of these instruments, they are designed such that an economic loss in value should generally be offset by interest rate savings at the time the future anticipated financing is completed. At September 30, 2002, PPL estimated that its potential exposure to a change in the fair value of these instruments, through a 10% adverse movement in interest rates, was approximately $15 million.

See Note 11 to the Financial Statements for a discussion of financial derivative instruments outstanding at September 30, 2002.

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

During the first quarter of 2001, PPL entered into contracts for the forward purchase of 51 million euros to pay for certain equipment in 2002 and 2003. The estimated value of these forward purchases as of September 30, 2002, being the amount PPL would receive to terminate them, was insignificant.

During the second and third quarters of 2002, PPL executed forward sale transactions, maturing in December 2002, for 50 million British pounds sterling to hedge the net investment in WPDH Limited. The estimated value of these agreements as of September 30, 2002, being the amount PPL would have to pay to terminate them, was $1 million.

Nuclear Decommissioning Fund - Securities Price Risk

In connection with certain Nuclear Regulatory Commission requirements, PPL Susquehanna maintains trust funds to fund certain costs of decommissioning the Susquehanna station. As of September 30, 2002, these funds were invested primarily in domestic equity securities and fixed-rate, fixed-income securities and are reflected at fair value on PPL's Balance Sheet. The mix of securities is designed to provide returns to be used to fund Susquehanna's decommissioning and to compensate for inflationary increases in decommissioning costs. However, the equity securities included in the trusts are exposed to price fluctuation in equity markets, and the values of fixed-rate, fixed-income securities are exposed to changes in interest rates. PPL Susquehanna actively monitors the investment performance and periodically reviews asset allocation in accordance with its nuclear decommissioning trust policy statement. At September 30, 2002, a hypothetical 10% increase in interest rates and a 10% decrease in equity prices would have resulted in an estimated $14 million reduction in the fair value of the trust assets.

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

PPL ENERGY SUPPLY, LLC AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk Sensitive Instruments

PPL Energy Supply actively manages the market risk inherent in its commodity, debt, and foreign currency and equity positions as detailed in Note 11 to the Financial Statements. PPL Energy Supply has a comprehensive risk management policy to manage the risk exposures related to counterparty credit, energy prices, interest rates and foreign currency exchange rates. A Risk Management Committee comprised of senior officers of PPL oversees the risk management function. Nonetheless, adverse changes in commodity prices, interest rates, foreign currency exchange rates and equity prices may result in losses in earnings, cash flows and/or fair values. The forward-looking information presented below provides estimates of what may occur in the future, assuming certain adverse market conditions, due to reliance on model assumptions. Actual future results may differ materially from those presented. These disclosures are not precise indicators of expected future losses, but only indicators of reasonably possible losses.

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

As of September 30, 2002, PPL Energy Supply estimated that a 10% adverse movement in market prices across all geographic areas and time periods would have decreased the value of the commodity contracts in its non-hedge portfolio by $3 million. A similar adverse movement in market prices would have decreased the value of the commodity contracts in its hedge portfolio by approximately $122 million at September 30, 2002. However, the change in the value of the hedge portfolio would have been substantially offset by an increase in the value of the underlying commodity, the electricity generated, because these contracts serve to reduce the market risk inherent in the generation of electricity. Additionally, the value of PPL Energy Supply 's unsold generation would be improved. Because PPL Energy Supply's electricity portfolio is generally in a net sales position, the adverse movement in prices is usually an increase in prices. Conversely, because PPL Energy Supply's commodity fuels portfolio is generally in a net purchase position, the adverse movement in prices is usually a decrease in prices. If both of these scenarios happened, the implied margins for the unsold generation would increase.

In addition to commodity price risk associated with PPL Energy Supply's trading portfolio and any unhedged positions in its non-trading portfolio, PPL Energy Supply's commodity positions are also subject to operational and event risks including, among others, changes in load demand, decreases in hydro availability and forced outages at power plants.

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

Commodity Price Risk - PLR Contracts

PPL Electric and PPL EnergyPlus have power supply agreements under which PPL EnergyPlus sells to PPL Electric (under a predetermined pricing arrangement) energy and capacity to fulfill PPL Electric's PLR obligation through 2009. As a result, PPL Electric has shifted any electric price risk relating to its PLR obligation to PPL EnergyPlus for 2002 through 2009. See Note 10 to the Financial Statements for information on the PLR contracts.

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

At September 30, 2002, PPL Energy Supply's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was estimated at $2 million.

PPL Energy Supply is also exposed to changes in the fair value of its debt portfolio. At September 30, 2002, PPL Energy Supply estimated that its potential exposure to a change in the fair value of its debt portfolio, through a 10% adverse movement in interest rates, was $80 million.

PPL utilizes various risk management instruments to reduce PPL Energy Supply's exposure to adverse interest rate movements for future anticipated financings. While PPL Energy Supply is exposed to changes in the fair value of these instruments, they are designed such that any economic loss in value should be offset by interest rate savings at the time the future anticipated financing is completed. At September 30, 2002, PPL Energy Supply had not entered into any such instruments.

See Note 11 to the Financial Statements for a discussion of financial derivative instruments outstanding at September 30, 2002.

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

During the first quarter of 2001, PPL entered into contracts for the forward purchase of 51 million euros to pay for certain equipment in 2002 and 2003. The estimated value of these forward purchases as of September 30, 2002, being the amount PPL would receive to terminate them, was insignificant.

During the second and third quarters of 2002, PPL executed forward sale transactions, maturing in December 2002, for 50 million British pounds sterling to hedge the net investment in WPDH Limited. The estimated value of these agreements as of September 30, 2002, being the amount PPL would have to pay to terminate them, was $1 million.

Nuclear Decommissioning Fund - Securities Price Risk

In connection with certain Nuclear Regulatory Commission requirements, PPL Susquehanna maintains trust funds to fund certain costs of decommissioning the Susquehanna station. As of September 30, 2002, these funds were invested primarily in domestic equity securities and fixed-rate, fixed-income securities and are reflected at fair value on PPL Energy Supply's Balance Sheet. The mix of securities is designed to provide returns to be used to fund Susquehanna's decommissioning and to compensate for inflationary increases in decommissioning costs. However, the equity securities included in the trusts are exposed to price fluctuation in equity markets, and the values of fixed-rate, fixed-income securities are exposed to changes in interest rates. PPL Susquehanna actively monitors the investment performance and periodically reviews asset allocation in accordance with its nuclear decommissioning trust policy statement. At September 30, 2002, a hypothetical 10% increase in interest rates and a 10% decrease in equity prices would have resulted in an estimated $14 million reduction in the fair value of the trust assets.

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

PPL ELECTRIC UTILITIES CORPORATION AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk Sensitive Instruments

Commodity Price Risk - PLR Contracts

PPL Electric and PPL EnergyPlus have power supply agreements under which PPL EnergyPlus sells to PPL Electric (under a predetermined pricing arrangement) energy and capacity to fulfill PPL Electric's PLR obligation through 2009. As a result, PPL Electric has shifted any electric price risk relating to its PLR obligation to PPL EnergyPlus for 2002 through 2009. See Note 10 to the Financial Statements for information on the PLR contracts.

Interest Rate Risk

PPL Electric has issued debt to finance its operations, which increases its interest rate risk. At September 30, 2002, PPL Electric's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was not significant.

PPL Electric is also exposed to changes in the fair value of its debt portfolio. At September 30, 2002 PPL Electric estimated that its potential exposure to a change in the fair value of its debt portfolio, through a 10% adverse movement in interest rates, was approximately $65 million.

PPL MONTANA, LLC AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk Sensitive Instruments

PPL Montana actively manages the market risk inherent in its business. PPL Montana has adopted a comprehensive risk management policy to manage risk exposures related to energy prices, and through PPL, interest rates and counterparty credit. A Risk Management Committee comprised of senior officers of PPL oversees the risk management function. Nonetheless, adverse changes in commodity prices and interest rates may result in losses in earnings, cash flows and/or fair values. The forward-looking information presented below provides estimates of what may occur in the future, assuming certain adverse market conditions, due to reliance on model assumptions. As a result, actual future results may differ materially from those presented. These disclosures are not precise indicators of expected future losses, but only indicators of reasonably possible losses.

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

PPL Montana estimated that a 10% adverse movement in market prices across the markets PPL Montana operates in, and across all time periods, would have decreased the value of the hedge portfolio by approximately $68 million at September 30, 2002. A similar adverse movement in market prices would have decreased the value of the non-hedge portfolio by an insignificant amount at September 30, 2002. However, the change in the value of the hedge portfolio would have been substantially offset by an increase in the value of the underlying commodity, the electricity generated, because these contracts serve to reduce the market risk inherent in the generation of electricity. In addition to commodity price risk associated with PPL Montana's trading portfolio and any unhedged positions in its non-trading portfolio, PPL Montana's commodity positions are also subject to operational and event risks including, among others, changes in load demand, decreases in hydro availability and forced outages at generating plants.

PPL Montana's risk management program is designed to manage the risks associated with market fluctuations in the price of electricity. PPL Montana's risk management programs include risk identification and risk limits management, with measurement and controls for daily risk monitoring. PPL Montana has entered into forward contracts that require physical delivery of electricity and derivative financial instruments, consisting mainly of financial swaps where settlement is generally based on the difference between a fixed-price and an index-based price for the underlying commodity.

Interest Rate Risk

PPL Montana may use borrowings to provide funds for its operations. PPL Montana may utilize various financial derivative products and risk management techniques to adjust the mix of fixed and floating-rate interest rates in its debt portfolio and thereby reduce its exposure to adverse interest rate movements. PPL Montana had $35 million in borrowings outstanding as of September 30, 2002, and its interest rate risk was not significant.

PPL CORPORATION
PPL ENERGY SUPPLY, LLC
PPL ELECTRIC UTILITIES CORPORATION
PPL MONTANA, LLC AND SUBSIDIARIES

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

The registrants' principal executive officers and principal financial officers, based on their evaluation of the registrants' disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934) as of October 31, 2002, have concluded that the registrants' disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period in which this quarterly report has been prepared.

(b)	Change in internal controls.

The registrants' principal executive officers and principal financial officers have concluded that there were no significant changes in the registrants' internal controls or in other factors that could significantly affect these controls subsequent to October 31, 2002, the date of their most recent evaluation of such controls, and that there were no significant deficiencies or material weaknesses in the registrants' internal controls.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For additional information regarding various pending administrative and judicial proceedings involving regulatory, environmental and other matters, which information is incorporated by reference into this Part II, see:

  Item 3 "Legal Proceedings" in PPL's, PPL Energy Supply's, PPL Electric's and PPL Montana's Annual Report to the SEC on Form 10-K for the year ended December 31, 2001;
  Part II. "OTHER INFORMATION," Item 1 "Legal Proceedings" in PPL's, PPL Energy Supply's, PPL Electric's and PPL Montana's Quarterly Report to the SEC on Form 10-Q for the quarter ended June 30, 2002; and
  Note 9 of the registrants' "Combined Notes to Condensed Consolidated Financial Statements" in Part I of this report.

Item 5. Other Information

As contemplated by the Sarbanes-Oxley Act of 2002 (Sarbanes Act) relating to "Preapproval Requirements," the Audit Committee has approved the independent auditor to provide the following audit and non-audit services:

  Base audit services (including Employee Benefit Plan Audits and Internal Accounting Control Reviews);
  Certain tax consulting and advisory services for projects commenced prior to December 31, 2002; and,
  Other non-audit services permitted by the Sarbanes Act, including the review of offering documents and registration statements.
Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

	12(a) -	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
12(b), 12(c) and 12(d) - Computation of Ratio of Earnings to Fixed Charges
	99(a) -	Certificate of PPL's principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	99(b) -	Certificate of PPL's principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	99(c) -	Certificate of PPL Energy Supply's principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	99(d) -	Certificate of PPL Energy Supply's principal financial officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
	99(e) -	Certificate of PPL Electric's principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	99(f) -	Certificate of PPL Electric's principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	99(g) -	Certificate of PPL Montana's principal executive officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
	99(h) -	Certificate of PPL Montana's principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

Report dated July 1, 2002 - PPL
	Item 9.	Regulation FD Disclosure
Purchases of equity securities by executive officers.

Report dated July 23, 2002 - PPL
	Item 5.	Other Events
Reported earnings for the second quarter of 2002 and earnings forecast from core operations from 2002.

	Item 7.	Financial Statements and Exhibits
Press release regarding PPL's results for the second quarter of 2002 and earnings forecast from core operations for 2002.

Report dated August 13, 2002 - PPL
	Item 9.	Regulation FD Disclosure
In accordance with Order No. 4-460 and pursuant to section 21(a)(1) of Securities Exchange Act of 1934, sworn statements were delivered to the SEC by William F. Hecht, Chairman, President and Chief Executive Officer, and John R. Biggar, Executive Vice President and Chief Financial Officer.

	Item 7.	Financial Statements and Exhibits
Statements Under Oath of Principal Executive Officer and Principal Financial Officer Regarding Facts and Circumstances Relating to Exchange Act Filings.

Report dated September 6, 2002 - PPL and PPL Energy Supply
	Item 2.	Acquisition or Disposition of Assets
Announced the acquisition of Mirant's 49% indirect equity interest in WPDH Limited and WPD Investment Holdings Limited for an aggregate consideration of approximately $235 million.

	Item 9.	Regulation FD Disclosure
Referenced press release September 6, 2002, which announced the acquisition described in Item 2 above, provided 2003 earnings guidance and reaffirmed 2002 earnings guidance.

	Item 7.	Financial Statements, Pro Forma Information and Exhibits
Various agreements relating to the acquisition of Mirant's 49% indirect equity interest in WPDH Limited and WPD Investment Holdings Limited.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiaries.

PPL Corporation
(Registrant)

PPL Energy Supply, LLC
(Registrant)

PPL Electric Utilities Corporation
(Registrant)

PPL Montana, LLC
(Registrant)

Date: November 12, 2002	/s/ John R. Biggar
John R. Biggar
Executive Vice President and
Chief Financial Officer
(PPL Corporation)
(principal financial officer)

/s/ James E. Abel
James E. Abel
Treasurer
(PPL Energy Supply, LLC)
(PPL Montana, LLC)
(principal financial officer)

/s/ Joseph J. McCabe
Joseph J. McCabe
Vice President and Controller
(PPL Electric Utilities Corporation)
(principal accounting officer)

CERTIFICATION

I, WILLIAM F. HECHT, the principal executive officer of PPL Corporation (the "registrant"), certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the registrant for the quarter ended September 30, 2002;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

	a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b.	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

	c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

	a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ William F. Hecht
William F. Hecht Chairman, President and Chief Executive Officer PPL Corporation

CERTIFICATION

I, JOHN R. BIGGAR, the principal financial officer of PPL Corporation (the "registrant"), certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the registrant for the quarter ended September 30, 2002;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

	a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b.	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

	c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

	a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ John R. Biggar
John R. Biggar Executive Vice President and Chief Financial Officer PPL Corporation

CERTIFICATION

I, WILLIAM F. HECHT, the principal executive officer of PPL Energy Supply, LLC (the "registrant"), certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the registrant for the quarter ended September 30, 2002;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

	a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b.	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

	c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

	a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ William F. Hecht
William F. Hecht President PPL Energy Supply, LLC

CERTIFICATION

I, JAMES E. ABEL, the principal financial officer of PPL Energy Supply, LLC (the "registrant"), certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the registrant for the quarter ended September 30, 2002;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

	a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b.	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

	c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

	a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ James E. Abel
James E. Abel Treasurer PPL Energy Supply, LLC

CERTIFICATION

I, MICHAEL E. BRAY, the principal executive officer of PPL Electric Utilities Corporation (the "registrant"), certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the registrant for the quarter ended September 30, 2002;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

	a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b.	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

	c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

	a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ Michael E. Bray
Michael E. Bray President PPL Electric Utilities Corporation

CERTIFICATION

I, JAMES E. ABEL, the principal financial officer of PPL Electric Utilities Corporation (the "registrant"), certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the registrant for the quarter ended September 30, 2002;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

	a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b.	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

	c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

	a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ James E. Abel
James E. Abel Treasurer PPL Electric Utilities Corporation

CERTIFICATION

I, JAMES H. MILLER, the principal executive officer of PPL Montana, LLC (the "registrant"), certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the registrant for the quarter ended September 30, 2002;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

	a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b.	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

	c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

	a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ James H. Miller
James H. Miller President PPL Montana, LLC

CERTIFICATION

I, JAMES E. ABEL, the principal financial officer of PPL Montana, LLC (the "registrant"), certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the registrant for the quarter ended September 30, 2002;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

	a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b.	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

	c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

	a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ James E. Abel
James E. Abel Treasurer PPL Montana, LLC