Form 10-K
period 2002-12-31
PPL CORP; PPL ENERGY SUPPLY LLC; PPL MONTANA LLC; PPL ELECTRIC UTILITIES CORP
filed 2003-03-03
CIK 922224, 1161976, 1127712, 317187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________ to ___________

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.

1-11459	PPL Corporation (Exact name of Registrant as specified in its charter) (Pennsylvania) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-2758192

333-74794	PPL Energy Supply, LLC (Exact name of Registrant as specified in its charter) (Delaware) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-3074920

1-905	PPL Electric Utilities Corporation (Exact name of Registrant as specified in its charter) (Pennsylvania) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-0959590

333-50350	PPL Montana, LLC (Exact name of Registrant as specified in its charter) (Delaware) 303 North Broadway - Suite 400 Billings, MT 59101 (406) 869-5100	54-1928759

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock of PPL Corporation	New York & Philadelphia Stock Exchanges

Preferred Stock of PPL Electric Utilities Corporation
4-1/2% 4.40% Series	New York Stock Exchange New York Stock Exchange

Company-Obligated Mandatorily Redeemable Securities of PPL Capital Funding Trust I
7-3/4% PEPS Units ($25 stated value)(a)	New York Stock Exchange

(a) Guaranteed by PPL Corporation

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

PPL Corporation	[ ]
PPL Energy Supply, LLC	[ X ]
PPL Electric Utilities Corporation	[ X ]
PPL Montana, LLC	[ X ]

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

PPL Corporation	Yes X	No
PPL Energy Supply, LLC	Yes X	No
PPL Electric Utilities Corporation	Yes X	No
PPL Montana, LLC	Yes X	No

Indicate by check mark whether the Registrants are accelerated filers (as defined in Rule 12b-2 of the Act).

PPL Corporation	Yes X	No
PPL Energy Supply, LLC	Yes	No X
PPL Electric Utilities Corporation	Yes	No X
PPL Montana, LLC	Yes	No X

As of June 28, 2002, PPL Corporation had 147,165,439 shares of its $.01 par value Common Stock outstanding, excluding 30,993,637 shares held as treasury stock. The aggregate market value of these common shares (based upon the closing price of these shares on the New York Stock Exchange on that date) held by non-affiliates was $4,868,232,722. As of January 31, 2003, PPL Corporation had 167,451,692 shares of its $.01 par value Common Stock outstanding, excluding 30,993,637 shares held as treasury stock.

As of June 28, 2002, PPL Corporation held all 78,029,863 outstanding common shares, no par value, of PPL Electric Utilities Corporation, excluding 79,270,519 shares held as treasury stock. The aggregate market value of the voting preferred stock held by non-affiliates of PPL Electric Utilities Corporation at June 28, 2002 was $67,464,666.

PPL Corporation indirectly holds all of the member interests in PPL Energy Supply, LLC and PPL Montana, LLC.

PPL Energy Supply, LLC and PPL Montana, LLC meet the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K and are therefore filing this form with the reduced disclosure format.

Documents incorporated by reference:

PPL Corporation and PPL Electric Utilities Corporation have incorporated herein by reference certain sections of PPL Corporation's 2003 Notice of Annual Meeting and Proxy Statement, and PPL Electric Utilities Corporation's 2003 Notice of Annual Meeting and Information Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2002. Such Statements will provide the information required by Part III of this Report.

PPL CORPORATION
PPL ENERGY SUPPLY, LLC
PPL ELECTRIC UTILITIES CORPORATION
PPL MONTANA, LLC

FORM 10-K ANNUAL REPORT TO
THE SECURITIES AND EXCHANGE COMMISSION
FOR THE YEAR ENDED DECEMBER 31, 2002

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

ANEEL - National Electric Energy Agency, Brazil's agency that regulates the transmission and distribution of electricity.

APA - Asset Purchase Agreement.

APB - Accounting Principles Board.

ARB - Accounting Research Bulletin.

Bangor Hydro - Bangor Hydro-Electric Company.

Bcf - billion cubic feet.

CEMAR - Companhia Energética do Maranhão, a Brazilian electric distribution company in which PPL Global has a majority ownership interest.

CGE - Compañia General Electricidad, S.A., a distributor of electricity and natural gas with other industrial segments in Chile and Argentina in which PPL Global has an 8.5 percent direct and indirect minority ownership interest.

Clean Air Act - federal legislation enacted to address certain environmental issues related to air emissions including acid rain, ozone and toxic air emissions.

CTC - competitive transition charge on customer bills to recover allowable transition costs under the Customer Choice Act.

Customer Choice Act - the Pennsylvania Electricity Generation Customer Choice and Competition Act, legislation enacted to restructure the state's electric utility industry to create retail access to a competitive market for generation of electricity.

DelSur - Distribuidora de Electricidad Del-Sur, S.A. de C.V., an electric distribution company in El Salvador, a majority of which is owned by EC.

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

DIG - Derivatives Implementation Group.

DOE - Department of Energy, a U.S. government agency.

DRIP - Dividend Reinvestment Plan.

EC - Electricidad de Centroamerica, S.A. de C.V., an El Salvadoran holding company and the majority owner of DelSur and El Salvador Telecom, S.A. de C.V. PPL Global has 100% ownership of EC.

EGS - electric generation supplier.

EITF - Emerging Issues Task Force, an organization that assists the FASB in improving financial reporting through the identification, discussion and resolution of financial issues within the framework of existing authoritative literature.

Elfec - Empresa de Luz y Fuerza Electrica Cochabamba Sociedad Anonima, a Bolivian electric distribution company in which PPL Global has a majority ownership interest.

Emel - Empresas Emel S.A., a Chilean electric distribution holding company of which PPL Global has majority ownership.

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

FASB - Financial Accounting Standards Board, a rulemaking organization that establishes financial accounting and reporting standards.

FERC - Federal Energy Regulatory Commission, the federal agency that regulates interstate transmission and wholesale sales of electricity and related matters.

FIN - FASB Interpretation Number, intended to clarify accounting pronouncements previously issued by the FASB.

GAAP - generally accepted accounting principles.

Griffith Energy - Griffith Energy LLC, which owns and operates a 600 MW gas-fired station in Kingman, Arizona, and which is jointly owned by subsidiaries of PPL Generation and Duke Energy Corporation.

GWh - gigawatt-hour, one million kilowatt-hours.

Hyder - Hyder Limited, a subsidiary of WPDL and previous owner of South Wales Electricity plc. In March 2001, South Wales Electricity plc was acquired by WPDH Limited and renamed WPD (South Wales).

IBEW - International Brotherhood of Electrical Workers.

ICP - Incentive Compensation Plan.

ICPKE - Incentive Compensation Plan for Key Employees.

IRS - Internal Revenue Service, a U.S. government agency.

ISO - Independent System Operator.

ITC - intangible transition charge on customer bills to recover intangible transition costs associated with securitizing stranded costs under the Customer Choice Act.

kWh - kilowatt-hour, basic unit of electrical energy.

kVA - kilovolt-ampere.

LIBOR - London Interbank Offered Rate.

Mirant - Mirant Corporation, a diversified energy company based in Atlanta. PPL Global and Mirant jointly owned WPD until September 6, 2002.

Montana Power - The Montana Power Company, a Montana-based company that sold its generating assets to PPL Montana in December 1999. Through a series of transactions consummated during the first quarter of 2002, Montana Power sold its electricity delivery business to NorthWestern.

MPSC - Montana Public Service Commission.

MW - megawatt, one thousand kilowatts.

MWh - megawatt-hour, one thousand kilowatt-hours.

NorthWestern - NorthWestern Corporation, a Delaware corporation and successor in interest to Montana Power's electricity delivery business, including Montana Power's rights and obligations under contracts with PPL Montana.

NPDES - National Pollutant Discharge Elimination System.

NRC - Nuclear Regulatory Commission, the federal agency that regulates operation of nuclear power facilities.

NUGs (Non-Utility Generators) - generating plants not owned by public utilities, whose electrical output must be purchased by utilities under the PURPA if the plant meets certain criteria.

OSM - Office of Surface Mining, a U.S. government agency.

PCB - polychlorinated biphenyl, an additive to oil used in certain electrical equipment up to the late 1970s. Now classified as a hazardous chemical.

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

PPL Coal Supply - PPL Coal Supply, LLC, a limited liability company owned by PPL Coal Holdings Corporation (a subsidiary of PPL Generation) and Iris Energy, LLC. PPL Coal Supply procures coal, which it sells to PPL Generation power plants, and to Iris Energy for purposes of producing synfuel.

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

PPL Holtwood - PPL Holtwood, LLC, a subsidiary of PPL Generation, which owns PPL's hydroelectric generating operations in Pennsylvania.

PPL Maine - PPL Maine, LLC, a subsidiary of PPL Generation, which owns generating operations in Maine.

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

PPL Susquehanna - PPL Susquehanna, LLC, the nuclear generating subsidiary of PPL Generation.

PPL Telcom - PPL Telcom, LLC, an indirect subsidiary of PPL Energy Funding, which provides telecommunication services to eastern and central Pennsylvania.

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

PUC - Pennsylvania Public Utility Commission, the state agency that regulates certain ratemaking, services, accounting and operations of Pennsylvania utilities.

PUC Final Order - final order issued by the PUC on August 27, 1998, approving the settlement of PPL Electric Utilities' restructuring proceeding.

PUHCA - Public Utility Holding Company Act of 1935, legislation passed by the U.S. Congress.

PURPA - Public Utility Regulatory Policies Act of 1978, legislation passed by the U.S. Congress to encourage energy conservation, efficient use of resources and equitable rates.

PURTA - the Pennsylvania Public Utility Realty Tax Act.

RMC - Risk Management Committee.

RTO - regional transmission organization.

SCR - selective catalytic reduction, a pollution control process.

SEC - Securities and Exchange Commission, a U.S. government agency.

SFAS - Statement of Financial Accounting Standards, the accounting and financial reporting rules issued by the FASB.

SIUK Capital Trust I - a business trust created to issue preferred securities, whose common securities are held by SIUK Limited.

SIUK Limited - an intermediate holding company within the WPDH Limited group. It owns WPD (South West).

Superfund - federal environmental legislation that addresses remediation of contaminated sites; states also have similar statutes.

Synfuel projects - production facilities that manufacture synthetic fuel from coal or coal byproducts. Favorable federal tax credits are available on qualified synfuel products.

Tolling agreement - agreement whereby the owner of an electric generating facility agrees to use that facility to convert fuel provided by a third party into electric energy for delivery back to the third party.

UF - inflation-indexed peso-denominated unit.

VEBA - Voluntary Employee Benefit Association Trust, trust accounts for health and welfare plans for future benefit payments for employees, retirees or their beneficiaries.

Vidivision - Vidivision S.A., a Bolivian company providing construction and engineering services, as well as cable television and internet services, in which PPL Global has a majority ownership interest. Integra S.A., a Bolivian contracting company, merged into Vidivision in 2001.

WPD - refers collectively to Western Power Distribution Holdings Limited and WPD Investment Holdings Limited. PPL Global purchased Mirant's 49 percent ownership interest in these entities on September 6, 2002, thereby achieving 100% ownership and operational control.

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
  stock price performance;
  securities and credit ratings;
  foreign exchange rates;
  new state or federal legislation;
  national or regional economic conditions, including any potential effects arising from the September 11, 2001 terrorist attacks in the U.S. and any consequential hostilities or other hostilities; and
  the commitments and liabilities of PPL and its subsidiaries.

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

PART I

ITEM 1. BUSINESS

BACKGROUND

PPL Corporation is an energy and utility holding company that was incorporated in 1994. Through its subsidiaries, PPL generates electricity in power plants in the northeastern and western U.S.; markets wholesale or retail energy primarily in the northeastern and western portions of the U.S. and in Canada; delivers electricity to nearly five million customers in the U.S., the U.K. and Latin America; and provides energy services for businesses in the mid-Atlantic and northeastern U.S. PPL's significant operating subsidiaries are shown below:

In addition to PPL Corporation, the other SEC registrants included in this filing are:

  PPL Energy Supply, LLC, an indirect wholly-owned subsidiary of PPL, is an energy company engaged through its subsidiaries in the generation and marketing of power primarily in the northeastern and western U.S. and in the delivery of electricity in the U.K. and Latin America. PPL Energy Supply was formed in 2000, as a subsidiary of PPL Energy Funding, to engage in competitive energy businesses. PPL Energy Supply's major operating subsidiaries are PPL Generation, PPL EnergyPlus and PPL Global. PPL Energy Supply owns or controls 11,488 MW of electric power generation capacity, and is constructing new electric generation projects in Pennsylvania, which would add 690 MW of electric generation capacity.

  PPL Electric Utilities Corporation, incorporated in 1920, is a direct subsidiary of PPL and a regulated public utility. PPL Electric provides electricity delivery service in its service territory in Pennsylvania, and provides electricity supply to retail customers in that territory as a PLR under the Customer Choice Act. Prior to July 1, 2000, PPL Electric also generated electricity at its power plants in Pennsylvania, and marketed wholesale electricity (through PPL EnergyPlus) in deregulated markets.

  PPL Montana, LLC, an indirect wholly-owned subsidiary of PPL Energy Supply formed in 1998, acquired the Montana generating assets in 1999. PPL Montana operates interests in 13 electric generating facilities, which it owns or leases, with an aggregate capacity of 1,157 MW. PPL Montana's primary regional market for wholesale customers is the northwest U.S. (Montana, Oregon, Washington and Idaho).

Corporate Realignment and Segment Information

In 1996, the Customer Choice Act was enacted to deregulate the generation supply market in Pennsylvania. On July 1, 2000, PPL and PPL Electric completed a corporate realignment in order to effectively separate PPL Electric's regulated transmission and distribution operations from its deregulated generation operations, to better position the companies and their affiliates in the new competitive marketplace. As part of the realignment, PPL Electric's generation assets were transferred to PPL Generation and its wholesale power marketing assets were transferred to PPL EnergyPlus. Also as part of the realignment, PPL Global transferred its domestic generation assets to subsidiaries of PPL Generation. See "Corporate Realignment" in Item 7, "Review of the Financial Condition and Results of Operations" of PPL Energy Supply, for the key features of the corporate realignment. See Exhibit 99(i) in Item 15 for the current corporate organization.

As a result of the corporate realignment, PPL is organized in segments consisting of Supply, Delivery and International. PPL Energy Supply's segments consist of Supply and International. In addition, certain corporate service functions reside in PPL Services. See Note 2 to the Financial Statements for financial information about the segments and geographic financial data.

  Supply Segment -

Owns and operates power plants to generate electricity; markets this electricity and other power purchases to deregulated wholesale and retail markets; and develops and acquires domestic generation projects.

Consists of the activities of PPL Generation, PPL EnergyPlus and the domestic operations of PPL Global.

PPL participates across the U.S., and within selected regions in multiple markets. The eastern generation assets are focused on the Northeast/Mid-Atlantic energy markets - including the PJM, the New York ISO, the New England Power Pool and the Mid-American Interconnection Network. PPL's western generating capacity is focused on the markets within the Western Systems Coordinating Council.

PPL Generation

PPL Generation, with a total generating capacity of 11,488 MW at December 31, 2002, was established in the corporate realignment. Through subsidiaries, PPL Generation owns and operates power plants in Pennsylvania, Montana, Maine, Connecticut, Arizona, Illinois and New York.

The Pennsylvania generation plants, with a total capacity of 8,534 MW, were transferred by PPL Electric to PPL Generation in the corporate realignment. These plants are fueled by nuclear reaction, coal, gas, oil and hydro power. The electricity from these plants is sold to PPL EnergyPlus under FERC-jurisdictional power purchase agreements.

PPL's U.S. generation subsidiaries are EWGs, which sell electricity into the wholesale market. Generally, PPL's EWGs are subject to regulation by the FERC but not subject to regulation under PUHCA. The FERC has authorized these EWGs to sell generation from their facilities at market-based prices.

PPL Susquehanna, a subsidiary of PPL Generation, owns a 90% undivided interest in each of the two nuclear-fueled generating units at its Susquehanna station and Allegheny Electric Cooperative, Inc. owns the remaining 10% undivided interest in each of those units. PPL's 90% share of Susquehanna's capacity was 2,024 MW at December 31, 2002. PPL Susquehanna is currently installing more efficient steam turbines to increase capacity. PPL Susquehanna's share of this new capacity will be 90 MW. These turbines are expected to be in service in 2003 and 2004.

PPL Generation operates its Pennsylvania power plants in conjunction with PJM. PPL Generation's Pennsylvania power plants and PPL EnergyPlus are parties to the Mid-Atlantic Area Coordination Agreement. Refer to "Delivery Segment" for information regarding PJM's operations and functions and the Mid-Atlantic Area Coordination Agreement.

The Montana generating assets were acquired by PPL Montana in December 1999. (PPL Montana was transferred to PPL Generation in the corporate realignment.) These stations are fueled by coal and hydro power, and have a net capacity of 1,157 MW. PPL EnergyPlus, as agent for PPL Montana, supplies 300 MW of around-the-clock electricity and 150 MW of on-peak electricity to NorthWestern under a new five-year agreement that began in July 2002. This contract accounted for 31% of PPL Montana's operating revenue in 2002. PPL Montana also purchases 98 MW of firm capacity during the months of November through April.

The Maine generating assets were acquired from Bangor Hydro in 1998. The oil and hydro powered stations have a total capacity of 96 MW.

The Wallingford, Connecticut generating station was constructed by PPL Generation and began commercial operations in December 2001. This natural gas powered station has a total capacity of 252 MW.

During 2002, PPL began commercial operations in Arizona with two natural gas powered stations. The Griffith project in Kingman began commercial operations in January 2002, with PPL's ownership interest representing 300 MW. The Sundance project near Coolidge began commercial operations in July 2002 and has a total capacity of 450 MW.

In July 2002, PPL began commercial operations in Illinois with a 540 MW natural gas powered station located in University Park.

In July and August, PPL began commercial operations in New York with a natural gas powered station in Edgewood and an oil powered station in Shoreham, both on Long Island. These plants have a combined capacity of 159 MW.

PPL Generation subsidiaries are subject to the jurisdiction of certain federal, regional, state and local regulatory agencies with respect to air and water quality, land use and other environmental matters. PPL Susquehanna is subject to the jurisdiction of the NRC in connection with the operation of the Susquehanna units. Certain of PPL Generation's other subsidiaries, including PPL Montana, are subject to the jurisdiction of the NRC in connection with the operation of their fossil plants with respect to certain level and density monitoring devices.

Certain operations of PPL Generation's subsidiaries are subject to the Occupational Safety and Health Act of 1970 and comparable state statutes.

Refer to the "Power Supply" section for additional information regarding the various power plants operated by PPL Generation. Also refer to "Fuel Supply" for a discussion of fuel requirements and contractual arrangements.

PPL EnergyPlus

PPL EnergyPlus markets or brokers the electricity produced by PPL Generation subsidiaries, along with purchased power, natural gas and oil in competitive wholesale and deregulated retail markets in order to take advantage of opportunities in the competitive energy marketplace. Prior to the corporate realignment, PPL EnergyPlus was a subsidiary of PPL Electric.

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

PPL EnergyPlus has executed contracts to provide electricity to PPL Electric sufficient for it to meet its PLR obligation from 2002 through 2009, at the predetermined capped rates PPL Electric is entitled to charge its customers during this period. This arrangement with PPL Electric accounted for 34% of PPL Energy Supply's consolidated revenues in 2002. See Note 15 to the Financial Statements for more information concerning these contracts.

PPL EnergyPlus has a PUC license to act as an EGS in Pennsylvania. This license permits PPL EnergyPlus to offer retail electric and gas supply to customers throughout Pennsylvania. In 2002, PPL EnergyPlus was licensed, and supplied energy to industrial and commercial customers in Pennsylvania, New Jersey, Maryland, Maine and Montana. PPL EnergyPlus is also licensed to provide energy in Delaware and Massachusetts. At this time, PPL EnergyPlus has decided not to pursue residential customers in the competitive marketplace based on economic considerations.

PPL EnergyPlus also provides distributed generation and energy-related products and services to commercial and industrial customers, through its mechanical contracting and engineering subsidiaries operating primarily in Pennsylvania, Massachusetts, Connecticut, New York and New Jersey. The distributed generation business is involved with bringing customers closer to energy generating technologies, such as fuel cells, small turbines, microturbines and reciprocating engines.

PPL Synfuel Investments, LLC, a subsidiary of PPL EnergyPlus, indirectly owns, through its subsidiaries, two production facilities in Pennsylvania. These facilities manufacture synthetic fuel from coal or coal byproducts. PPL receives federal tax credits from these qualified manufactured synfuel products.

PPL Global (domestic operations)

PPL Global acquires and develops domestic generation projects for PPL Generation. At December 31, 2002, PPL Generation was in the process of developing approximately 690 MW of electric generating capacity in Pennsylvania, including the Lower Mt. Bethel gas-fired facility. This facility is expected to be operational in late 2003. This project had been initiated by PPL Global. See Item 2, "Properties," for additional information.

PPL Telcom

PPL Telcom, an unregulated subsidiary of PPL Energy Funding, has launched a fiber optic network and markets available capacity on PPL Electric's fiber optic cables in eastern and central Pennsylvania. The fiber optic services include point-to-point data transport, high-speed connections among multiple sites and access to national and global fiber networks. PPL Telcom markets its services to customers such as other telecommunications companies, internet service providers and large enterprises that need high-speed data connections between multiple locations.

  Delivery Segment -

Includes the regulated electric and gas delivery operations of PPL Electric and PPL Gas Utilities.

PPL Electric provides electricity delivery service to approximately 1.3 million customers in a 10,000-square mile territory in 29 counties of eastern and central Pennsylvania. The largest cities in this territory are Allentown, Bethlehem, Harrisburg, Hazleton, Lancaster, Scranton, Wilkes-Barre and Williamsport. In addition to delivery of purchased power as a PLR, PPL Electric is delivering power supplied by PUC-licensed EGSs pursuant to the Customer Choice Act.

PPL Electric has executed two contracts to purchase electricity from PPL EnergyPlus sufficient for it to meet its PLR obligation from 2002 through 2009, at the pre-determined capped rates it is entitled to charge its customers during this period. PPL Electric's PLR obligation after 2009 will be determined by the PUC pursuant to rules that have not yet been promulgated.

During 2002, about 91% of PPL Electric's operating revenues were derived from regulated electricity deliveries and supply as a PLR. About 7% of 2002 operating revenues was from wholesale sales, including the sale of power purchased from NUGs to PPL EnergyPlus. The remaining 2% of operating revenues in 2002 was derived from energy related products and services and miscellaneous revenues. During 2002, about 42% of electricity delivery and PLR revenues were from residential customers, 36% from commercial customers, 21% from industrial customers and 1% from other customer classes.

PPL Electric is subject to regulation as a public utility by the PUC, and certain of its activities are subject to the jurisdiction of the FERC under the Federal Power Act. PPL Electric is not a holding company under PUHCA, and PPL has been exempted by the SEC from the provisions of PUHCA applicable to it as a holding company.

PPL Electric is also subject to the jurisdiction of certain federal, regional, state and local regulatory agencies with respect to land use and other environmental matters. Certain operations of PPL Electric are subject to the Occupational Safety and Health Act of 1970 and comparable state statutes.

PPL Electric operates its transmission facilities as part of PJM. PJM operates the electric transmission network and electric energy market in the mid-Atlantic region of the U.S. Bulk electricity is transmitted to wholesale users throughout a geographic area including all or part of Pennsylvania, New Jersey, Maryland, Delaware, Virginia and the District of Columbia. PPL Electric is also a party to the Mid-Atlantic Area Coordination Agreement, which provides for the coordinated planning of generation and transmission facilities by the companies included in PJM.

PJM serves as an ISO in order to accommodate greater competition and broader participation in the power pool. The purpose of the ISO is to separate operation of, and access to, the transmission grid from PJM electric utilities' generation interests. The electric utilities continue to own the transmission assets, but the ISO directs the control and operation of the transmission facilities.

PPL Gas Utilities provides natural gas and propane delivery to approximately 103,000 customers in Pennsylvania and Maryland.

  International Segment -

Includes the acquiring and holding of international energy projects, through PPL Global, that are primarily focused on the distribution of energy.

In September 2002, PPL Global acquired the remaining 49% equity interest in WPDH Limited and WPDL from Mirant, for approximately $236 million. The acquisition of Mirant's 49% interest provides PPL Global with a controlling interest in WPD. WPD, through indirect wholly-owned subsidiaries, operates two electric distribution companies in the U.K., which together serve approximately 2.5 million end-users and have about 2,500 employees. WPD delivered 28,074 million kWh of electricity in 2002. See Note 9 to the Financial Statements for additional information on this acquisition.

PPL Global also has controlling interests in electricity transmission and distribution companies serving customers in Chile, El Salvador and Bolivia. Emel, of which PPL Global owns 95.4%, serves approximately 508,000 customers with its distribution companies in northern Chile and just south of its headquarters in Santiago, Chile. DelSur, of which PPL Global owns 80.5%, is an electric distribution company headquartered in San Salvador, which serves approximately 250,000 customers in the central and southern regions of El Salvador, including a portion of the city of San Salvador. Elfec, of which PPL Global owns 92.1%, is the second largest electric distribution company in Bolivia, and serves approximately 240,000 customers in Cochabamba.

PPL Global also has minority investments in generating facilities in Peru and Spain and has a majority ownership interest in a telecommunications company in El Salvador with approximately 5,000 customers.

During 2002, PPL Global deconsolidated its 90% equity interest in its Brazilian investment in CEMAR when ANEEL authorized an administrative intervention and fully assumed operational and financial control of the company. See Note 9 to the Financial Statements for additional information on the deconsolidation of CEMAR.

PPL Services

Various corporate service functions reside in PPL Services, an unregulated subsidiary of PPL. PPL Services provides shared services for PPL and its subsidiaries. These services include financial, legal, human resources and information services. These services are directly charged or allocated, as appropriate, to the Supply, Delivery and International segments.

Seasonality

Electrical power supply may be seasonal. For example, in some parts of the country, demand for, and market prices of, electricity are higher during the hot summer months, while in other parts of the country such peaks may occur in the cold winter months. As a result, PPL's overall operating results in the future may fluctuate substantially on a seasonal basis. The pattern of this fluctuation may change depending on the nature and location of the facilities PPL acquires and the terms of the contracts to sell electricity.

FINANCIAL CONDITION

See PPL's and PPL Electric's Review of the Financial Condition and Results of Operations for this information.

CAPITAL EXPENDITURE REQUIREMENTS

See "Financial Condition - Capital Expenditure Requirements" in PPL's, PPL Energy Supply's and PPL Electric's Review of the Financial Condition and Results of Operations for information concerning estimated capital expenditure requirements for the years 2003-2007. See Note 14 to the Financial Statements for information concerning estimates of the costs to comply with various environmental regulations.

COMPETITION

The unregulated businesses of PPL and its subsidiaries are highly competitive. The electric industry has experienced a significant increase in the level of competition in the energy markets in response to federal and state deregulation initiatives.

In 1992, the Energy Act amended the PUHCA to create a new class of independent power producers, and amended the Federal Power Act to provide open access to electric transmission systems for wholesale transactions. In 1996, the Customer Choice Act was enacted in Pennsylvania to restructure the state's electric utility industry in order to create retail access to a competitive market for the generation of electricity. Certain other states in which PPL's subsidiaries operate have also adopted a "customer choice" plan to allow customers to choose their electricity supplier. Competitive factors affecting PPL's results of operations include new market entrants, construction by others of generating assets, the actions of regulatory authorities and other factors. PPL cannot predict the impact of these and other competitive factors on its future results of operations or financial condition.

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

The wholesale power markets in which PPL Generation subsidiaries and PPL EnergyPlus operate are highly competitive. Competitors include regulated utilities, industrial companies, non-utility generators and unregulated subsidiaries of regulated utilities. Although PPL EnergyPlus has long-term supply agreements, (see "Background - Supply Segment") a substantial portion of PPL's future sales will be made into the competitive wholesale markets. Competition will occur principally on the basis of the price of products, and to a lesser extent on the basis of reliability and availability.

PPL EnergyPlus also faces competition in the wholesale markets for energy capacity and ancillary services. As pricing information becomes increasingly available in the energy trading and marketing business and assuming deregulation in the electricity markets continues, PPL EnergyPlus anticipates that trading, marketing and risk management operations will experience greater competition. PPL EnergyPlus primarily competes with other energy merchants based on the ability to aggregate supplies at competitive prices from different sources and locations and to efficiently utilize transportation from third-party pipelines and transmission from electric utilities. Competitors may employ widely differing strategies in their fuel supply and power sales contracts with respect to pricing, terms and conditions. PPL EnergyPlus also competes against other energy marketers on the basis of relative financial condition and access to credit sources.

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

In July 2001, the FERC issued orders calling for the formation of one RTO throughout the Mid-Atlantic region (PJM), New York and New England. In response, PPL Electric and PPL EnergyPlus are taking the position that a single northeastern RTO is a significant step forward in establishing a reliable and properly functioning wholesale electricity market in the region. PPL Electric and PPL EnergyPlus strongly support the most comprehensive amalgamation of the existing and proposed northeast power pools, including the establishment of a single RTO as well as the elimination of marketplace distinctions and control area boundaries. The FERC's northeastern RTO proceeding is continuing. PPL Electric and PPL EnergyPlus cannot predict when or whether a northeastern RTO will be formed.

See Note 14 to the Financial Statements for information on the FERC Notice of Proposed Rulemaking entitled "Remedying Undue Discrimination through Open Access Transmission Service and Standard Electricity Market Design."

POWER SUPPLY

PPL Generation's system capacity (winter rating) at December 31, 2002 was as follows:

Plant	Net MW Capacity
Pennsylvania
Nuclear-fueled steam station
Susquehanna	2,024	(a)

Coal-fired steam stations
Montour	1,540	(b)

Brunner Island	1,473

Martins Creek	300

Keystone	211	(c)

Conemaugh	278	(d)

Total coal-fired	3,802

Gas and oil-fired steam station
Martins Creek	1,670

Combustion turbines and diesels	451

Hydroelectric	153

Total generating capacity	8,100

Firm purchases
Hydroelectric	140	(e)

Qualifying facilities	294

Total firm purchases	434

Total system capacity - Pennsylvania	8,534

Arizona

Natural gas powered stations

Griffith	300	(f)

Sundance	450	(g)

Total system capacity - Arizona	750

Connecticut

Natural gas powered station
Wallingford	252

Illinois
Natural gas powered station

University Park	540	(g)

New York
Natural gas and oil powered stations

Edgewood and Shoreham	159	(g) (h)

Montana
Coal-fired stations

Colstrip Units 1 & 2	307	(i)

Colstrip Unit 3	222	(j)

Corette	154

Total coal-fired	683

Hydroelectric	474

Total system capacity - Montana	1,157

Plant	Net MW Capacity
Maine

Oil-fired generating station
Wyman Unit 4	52	(k)

Hydroelectric	44	(l)

Total system capacity - Maine	96

Total system capacity - PPL Generation	11,488

(a)	PPL's 90% undivided interest.
(b)	Includes 15 MW auxiliary turbine generator.
(c)	PPL's 12.34% undivided interest.
(d)	PPL's 16.25% undivided interest, 4.86% of which represents half of the 9.72% interest jointly held with Allegheny Energy.
(e)	From Safe Harbor Water Power Corporation.
(f)	Began commercial operations in January 2002. PPL's 50% undivided interest.
(g)	Began commercial operations in July 2002.
(h)	Shoreham began commercial operations in August 2002.
(i)	PPL's 50% undivided leasehold interest.
(j)	PPL's 30% undivided leasehold interest.
(k)	PPL's 8.33% undivided interest.
(l)	Includes PPL's 50% interest in the West Enfield Station.

The capacity of generating units is based upon a number of factors, including the operating experience and physical condition of the units, and may be revised periodically to reflect changed circumstances.

The system capacity shown in the preceding table does not reflect installed capacity credit sales and purchases with other utilities. During 2002, the net aggregate of the installed capacity credit sales and purchases totaled 945 MW.

The net effect of Maine sales committed to Bangor Hydro is to reduce Maine's system capacity by 31 MW, to 65 MW. The West Enfield facility's output will be sold to Bangor Hydro through the year 2024. The Wyman Unit 4 output will be sold to Constellation Energy Group through 2004.

In 2002, PPL also entered into multi-year tolling agreements with the Long Island Power Authority for about 159 MW of generation PPL constructed at two New York sites. Under these tolling agreements, PPL will convert fuel supplied by the Long Island Power Authority to electricity and will receive payments for use of its facilities.

PPL Montana had two transition agreements to supply wholesale electricity to Montana Power. One agreement to provide 200 MW from PPL Montana's leasehold interest in Colstrip Unit 3 expired in December 2001. The other agreement covered Montana Power's remaining native load commitments, which ended June 2002. PPL Montana currently has agreements effective since July 2002, to supply NorthWestern with 450 MW of energy for five years.

As part of the purchase of generation assets from Montana Power, PPL Montana agreed to supply electricity to the U.S. government on behalf of the Flathead Irrigation Project. Under the agreement, which expires in December 2010, PPL Montana is required to supply approximately 7.5 MW of capacity year round, with an additional 3.7 MW from April through October during the term of the agreement.

During 2002, PPL Generation produced about 42 billion kWh in its Pennsylvania plants, with 58% of the energy generated by coal-fired stations, 37% from nuclear operations at the Susquehanna station, 3% from the Martins Creek gas and oil-fired station and 2% from hydroelectric stations.

During 2002, PPL Montana generated 7.8 billion kWh. Of this total, 4.7 billion kWh was from fossil generation, with the balance from PPL Montana's hydroelectric plants.

During 2002, PPL Maine generated about 301 million kWh. Of this total, about 272 million kWh was from hydroelectric generation, with the balance from PPL Maine's interest in the oil-fired Wyman Unit 4.

PPL EnergyPlus purchases energy from, and sells energy to, other utilities and FERC-certified power marketers at market-based rates under power purchase and sales agreements. PPL EnergyPlus enters into these transactions on an hourly, daily, weekly, monthly or longer-term basis.

PPL EnergyPlus has FERC authorization to sell electric energy, capacity and ancillary services at market-based rates to wholesale customers located both inside and outside of the PJM control area. As of December 31, 2002, 136 utilities and power marketers had signed power sales agreements under this tariff. Under the market-based tariff, PPL EnergyPlus may also sell power purchased from third parties.

PPL Energy Supply depends on transmission and distribution facilities owned and operated by utilities and other energy companies to deliver the electricity and natural gas it sells to the wholesale and retail markets, as well as the natural gas it purchases for use in its electric generation facilities. If transmission is disrupted, or if capacity is inadequate, PPL Energy Supply's ability to sell and deliver products and satisfy contractual obligations may be hindered.

During 2002, PPL EnergyPlus purchased 19.2 billion kWh and had 22.4 billion kWh in non-system energy sales.

PPL EnergyPlus also has an export license to sell capacity and/or energy to electric utilities in Canada. This export license allows PPL EnergyPlus to sell either its own capacity and energy not required to serve domestic obligations or power purchased from other utilities.

FUEL SUPPLY

Coal - Pennsylvania

In February 2001, a subsidiary of PPL Generation entered into a partnership, PPL Coal Supply, with Iris Energy, LLC, an unrelated third party, to procure coal and facilitate the production of synthetic fuel. PPL Coal Supply began operations in June 2001 and provides coal to PPL Generation power plants and to Iris Energy for the production of synthetic fuel. In 2002, synthetic fuel from Iris Energy provided 61% of the fuel requirements of PPL Generation's Pennsylvania stations. The balance of the coal was provided by PPL Coal Supply. PPL Coal Supply actively manages its supply base in three principal areas; central Appalachia and western and central Pennsylvania.

During 2002, about 81% of the coal delivered to PPL Generation's Pennsylvania stations was purchased under long-term contracts and 19% was obtained through open market purchases. These contracts provided PPL Generation with about 6.1 million tons of coal in 2002 and are expected to provide approximately 6 million tons in 2003. At December 31, 2002, Pennsylvania plants had sufficient supply for about 44 days of operations. The amount of coal in inventory varies from time-to-time depending on market conditions and plant operations.

The coal burned at the Pennsylvania power plants contains sulfur. Mechanical cleaning processes are utilized to reduce the sulfur content of the coal. The reduction of the sulfur content by either mechanical cleaning or blending has lowered the total sulfur content of the coal burned to levels which permit compliance with current sulfur dioxide emission regulations established by the Pennsylvania DEP.

At December 31, 2002, a PPL Generation subsidiary owned a 12.34% undivided interest in the Keystone station and a 16.25% undivided interest in the Keystone Conemaugh station. The owners of the Keystone station have a long-term contract with a coal supplier that provides approximately 2.6 million tons per year until the contract expires at the end of 2004, and a long-term contract with a synthetic fuel supplier that provides approximately 4 million tons per year until the contract expires at the end of 2007. The balance of the Keystone station requirements are purchased in the open market. The owners of the Conemaugh station have a long-term contract with a synthetic fuel supplier that provides approximately 2 million tons per year until the contract expires at the end of 2007. The balance of the Conemaugh station requirements are purchased in the open market.

Coal - Montana

PPL Montana has a 50% leasehold interest in Colstrip Units 1 and 2, and a 30% leasehold interest in Unit 3. PPL Montana is party to contracts to purchase coal from a neighboring mine with defined quality characteristics and specifications. The coal purchase contract for Units 1 and 2 is in effect through December 31, 2009. The coal purchase contract for Unit 3 is in effect through December 31, 2019.

PPL Montana owns the Corette power plant. The plant has a coal purchase contract to purchase low sulfur coal with defined quality characteristics and specifications. The contract expires at the end of 2003.

Oil and Natural Gas

PPL Generation's Martins Creek Units 3 and 4 burn both oil and natural gas. PPL EnergyPlus, the marketing and trading subsidiary of PPL, is responsible for procuring the oil and natural gas supply for all PPL Generation assets. During 2002, 100% of the oil requirements for the Martins Creek units were purchased on the spot market. As of December 31, 2002, PPL EnergyPlus had no long-term agreements for these requirements.

In 2002, PPL EnergyPlus began supplying fuel to the Sundance and University Park natural gas-fired stations that began commercial operation in July 2002. PPL EnergyPlus has a long-term pipeline capacity contract representing approximately 10% of the maximum requirements of the Sundance facility, but has no long-term agreement to purchase natural gas. As of December 31, 2002, there were no agreements to purchase natural gas for University Park.

PPL EnergyPlus has a long-term contract for approximately 40% of the expected pipeline transportation requirements of the Wallingford facility, but has no long-term agreement to purchase natural gas. Likewise, PPL EnergyPlus has long-term pipeline transportation contracts in place for the Griffith Energy facility equaling 70% of the expected requirements.

PPL EnergyPlus generally employs a strategy of procuring natural gas in conjunction with electricity sales commitments.

Nuclear

PPL Susquehanna has executed uranium supply and conversion agreements that satisfy 100% of its uranium requirements in 2003 and, including options, an additional 25% of its requirements for the period 2004-2007. Deliveries under these agreements are expected to provide sufficient uranium to permit Unit 1 to operate into the first quarter of 2006 and Unit 2 to operate into the first quarter of 2005.

PPL Susquehanna has executed an agreement that satisfies all of its enrichment requirements through 2008. Assuming that the other uranium components of the nuclear fuel cycle are satisfied, deliveries under this agreement are expected to provide sufficient enrichment to permit Unit 1 to operate into the first quarter of 2010 and Unit 2 to operate into the first quarter of 2011.

PPL Susquehanna has entered into an agreement that, including options, satisfies all of its fabrication requirements through 2006. Assuming that the uranium and other components of the nuclear fuel cycle are satisfied, deliveries under this agreement can provide sufficient fabrication to permit Unit 1 to operate into the first quarter of 2008 and Unit 2 to operate into the first quarter of 2007.

Federal law requires the federal government to provide for the permanent disposal of commercial spent nuclear fuel. Under the Nuclear Waste Policy Act, the DOE initiated an analysis of a site in Nevada for a permanent nuclear waste repository. The repository is not expected to be operational before 2010. As a result, it was necessary to expand Susquehanna's on-site spent fuel storage capacity. To support this expansion, PPL Susquehanna contracted for the design and construction of a spent fuel storage facility employing dry cask fuel storage technology. The facility is modular, so that additional storage capacity can be added as needed. The facility began receiving spent nuclear fuel in October 1999. PPL Susquehanna estimates that there is sufficient storage capacity in the spent nuclear fuel pools and the on-site spent fuel storage facility at Susquehanna to accommodate spent fuel discharged through approximately 2017, under current operating conditions. If necessary, the on-site spent fuel storage facility can be expanded, assuming appropriate regulatory approvals are obtained, such that, together, the spent fuel pools and the expanded dry fuel storage facility will accommodate all of the spent fuel expected to be discharged through the current life of the plant.

In July 2002, President Bush approved the Congressional override of a veto by the State of Nevada, designating Yucca Mountain, Nevada as the site for development of a long-term repository for high-level radioactive waste. The next step is for the DOE to submit a license application to the NRC to build and then operate the Yucca Mountain repository.

Federal law also provides that generators of spent fuel are responsible for certain costs of disposal. In January 1997, PPL Electric joined over 30 other utilities in a lawsuit in the U.S. Court of Appeals for the District of Columbia Circuit seeking assurance of the DOE's performance of its contractual obligation to accept spent nuclear fuel and suspension of payment to that agency pending such performance. In November 1997, the Court denied the utilities' requested relief and held that the contracts between the utilities and the DOE provide a potentially adequate remedy if the DOE failed to begin disposal of spent nuclear fuel by January 31, 1998. The DOE did not, in fact, begin to dispose of spent nuclear fuel on that date and has acknowledged that it violated its contractual obligations. The DOE continues, however, to vigorously contest claims that its failures resulted in recoverable damages. PPL cannot predict the outcome of this dispute.

ENVIRONMENTAL MATTERS

Certain PPL subsidiaries, including PPL Electric and PPL Generation subsidiaries, are subject to certain present and developing federal, regional, state and local laws and regulations with respect to air and water quality, land use and other environmental matters. See PPL's and PPL Energy Supply's "Financial Condition - Capital Expenditure Requirements" in the Review of the Financial Condition and Results of Operations for information concerning environmental expenditures during 2002 and their estimate of those expenditures during the years 2003-2007. PPL believes that its subsidiaries are in substantial compliance with applicable environmental laws and regulations.

See "Environmental Matters" in Note 14 to the Financial Statements for information concerning federal clean air legislation, groundwater degradation and waste water control at facilities owned by PPL's subsidiaries and PPL Electric's and PPL Gas Utilities' agreements with the Pennsylvania DEP concerning remediation at certain sites. Other environmental laws, regulations and developments that may have a substantial impact on PPL's subsidiaries are discussed below.

Air

The Clean Air Act includes, among other things, provisions that: (a) restrict the construction of, and revise the performance standards for, new and substantially modified coal-fired and oil-fired generating stations; and (b) authorize the EPA to impose substantial noncompliance penalties of up to $27,500 per day of violation for each facility found to be in violation of the requirements of an applicable state implementation plan. The state agencies administer the EPA's air quality regulations through the state implementation plans and have concurrent authority to impose penalties for non-compliance. In December 1997, international negotiators reached agreement in Kyoto, Japan to strengthen the 1992 United Nations Global Climate Change Treaty by adding legally-binding greenhouse gas emission limits. This agreement - the Kyoto Protocol - would require the U.S. to reduce its greenhouse gas emissions to 7% below 1990 levels by 2008 - 2012. Although the Kyoto Protocol is unlikely to be ratified by the U.S., the electricity generating industry has committed to certain voluntary reductions in carbon dioxide. Some form of carbon dioxide reductions will likely be required in the future. Such requirements could result in increased capital and operating expenses which are not now determinable, but which could be significant.

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

State laws such as the Pennsylvania and Montana Superfund statutes also give state agencies broad authority to identify hazardous or contaminated sites and to order owners or responsible parties to clean-up the sites. If responsible parties cannot or will not perform the clean-up, the agency can hire contractors to clean-up the sites and then require reimbursement from the responsible parties after the clean-up is completed. Another Pennsylvania statute, the Industrial Sites Recycling Act, encourages voluntary clean-ups by allowing responsible parties to choose from a menu of clean-up standards and providing liability protection commensurate with the clean-up standard chosen.

Certain federal and state statutes, including federal and state Superfund statutes, also impose liability on the responsible parties for the lost value of damaged natural resources.

Low-Level Radioactive Waste

Under federal law, each state is responsible for the disposal of low-level radioactive waste generated in that state. States may join in regional compacts to jointly fulfill their responsibilities. The states of Pennsylvania, Maryland, Delaware and West Virginia are members of the Appalachian States Low-Level Radioactive Waste Compact. Efforts to develop a regional disposal facility in Pennsylvania were suspended by the Pennsylvania DEP in 1998. The Commonwealth retains the legal authority and may be required to resume the siting process should it be necessary. Low-level radioactive waste resulting from the operation of the Susquehanna facility is currently being sent to Barnwell, South Carolina and Clive, Utah for disposal. In the event this or other emergent disposal options become unavailable or no longer cost-effective, the low-level radioactive waste will be stored on-site at Susquehanna. PPL Susquehanna cannot predict the future availability of low-level waste disposal facilities or the cost of such disposal.

Asbestos

There have been increasing litigation claims throughout the U.S. based on exposure to asbestos against companies that manufacture or distribute asbestos products or that have these products on their premises. Certain of PPL's generation subsidiaries and certain of its energy services subsidiaries, such as those that have supplied, may have supplied or installed asbestos material in connection with the repair or installation of heating, ventilating and air conditioning systems, have been named as defendants in asbestos-related lawsuits. PPL cannot predict the outcome of these lawsuits or whether additional claims may be asserted against its subsidiaries in the future. PPL does not expect that the ultimate resolution of the current lawsuits will have a material adverse effect on its financial condition.

Electric and Magnetic Fields

Concerns have been expressed by some members of the public regarding the potential health effects of EMFs. These fields are emitted by all devices carrying electricity, including electric transmission and distribution lines and substation equipment. Government officials in the U.S. and the U.K. have focused attention on this issue. PPL and its subsidiaries support the current efforts to determine whether EMFs cause any human health problems and are taking steps to reduce EMFs, where practical, in the design of new transmission and distribution facilities. PPL is unable to predict what effect, if any, the EMF issue might have on its operations and facilities either in the U.S. or abroad, and the associated cost, or what, if any, liabilities it might incur related to the EMF issue.

PPL and its subsidiaries are unable to predict the ultimate effect of evolving environmental laws and regulations upon its existing and proposed facilities and operations. In complying with statutes, regulations and actions by regulatory bodies involving environmental matters, including the areas of water and air quality, hazardous and solid waste handling and disposal and toxic substances, PPL's subsidiaries may be required to modify, replace or cease operating certain of their facilities. PPL's subsidiaries may also incur significant capital expenditures and operating expenses in amounts which are not now determinable, but which could be significant.

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

PPL Susquehanna operates Units 1 and 2 pursuant to NRC operating licenses which expire in 2022 and 2024, respectively. In November 2001, PPL Susquehanna notified the NRC that it intends to seek renewal of its operating licenses. The application for this extension will most likely be made in 2006 or 2007, in accordance with NRC guidelines. If the NRC approves PPL Susquehanna's application, the operating licenses for Units 1 and 2 would each be extended for an additional 20 years, to 2042 and 2044, respectively.

PPL Holtwood operates the Wallenpaupack and Holtwood hydroelectric projects pursuant to licenses renewed by the FERC in 1980. The Wallenpaupack license expires in 2004 and the Holtwood license expires in 2014. PPL Holtwood also owns one-third of the capital stock of Safe Harbor Water Power Corporation (Safe Harbor), which holds a project license which extends the operation of its hydroelectric plant until 2030. The total capacity of the Safe Harbor plant is 418 MW, and PPL Holtwood is entitled by contract to one-third of the total capacity.

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

PPL Holtwood is working to have the Wallenpaupack facility relicensed, and PPL Montana is working to have the Mystic facility relicensed. Under applicable law, FERC may relicense the original licensee or may license a new licensee, or the U.S government may take over the project. If the original licensee is not relicensed, it is compensated for its net investment in the project, not to exceed the fair value of the property taken, plus reasonable damages to other property affected by the lack of relicensing.

PPL Global's international electricity transmission and distribution companies are authorized by the governments of their respective countries to provide electric distribution services within their concession areas, subject to certain conditions and obligations.

EMPLOYEE RELATIONS

As of December 31, 2002, PPL and its subsidiaries had the following full-time employees:

PPL Energy Supply
PPL Generation	2,241	(a)
PPL EnergyPlus	2,029
PPL Global
Domestic	32
International	3,860	(b)

Total PPL Energy Supply	8,162
PPL Electric	2,966
PPL Gas Utilities	376
PPL Services & Other	1,151

Total PPL	12,655

(a)	Includes 470 PPL Montana employees.
(b)	Includes employees of WPD and PPL Global's consolidated subsidiaries in Latin America.

Approximately 62%, or 5,463, of PPL's domestic workforce are members of labor unions, with four IBEW locals representing nearly 3,600 employees. The other unions primarily represent employees of the mechanical contractors and small locals of gas utility employees in Pennsylvania. The bargaining agreement with the largest union was negotiated in May 2002 and expires in May 2006. Eight three-year contracts with smaller gas utility locals in Pennsylvania were negotiated in 2000, and five additional agreements with two-year terms were negotiated in 2001. Also in 2001, contracts were concluded with two IBEW locals in Montana. PPL Montana negotiated a new five-year agreement with the Teamsters Union in 2002.

Approximately 81%, or 3,130, of PPL's international workforce are members of labor unions, with WPD representing the majority. WPD has two employment agreements which are negotiated with the unions. The Electricity Business Agreement covers 2,350 employees; it may be amended by agreement between WPD and the unions and is terminable with 12 months notice by either side. The other employment agreement, called the Meter Reading Services Handbook of Agreements, covers 49 employees; it may be amended by agreement between WPD and the unions and is terminable by written notice by either side. WPD recognizes five unions, the largest of which represents 38% of union members.

AVAILABLE INFORMATION

PPL's Internet website is www.pplweb.com. On the Investor Center page of that website, PPL provides access to all SEC filings of PPL registrants free of charge, as soon as reasonably practicable after filing with the SEC. Additionally, PPL registrants' filings are available at the SEC's website (www.sec.gov) and at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549, or by calling 1-800-SEC-0330.

ITEM 2. PROPERTIES

Domestic Generation

For a description of PPL's domestic generation portfolio, see Item 1, "Business - Power Supply."

Domestic Generation Under Development

PPL Generation had the following domestic generation development projects in progress at December 31, 2002:

Plant	Type	Total MW Capacity (a)	PPL Ownership or Lease Interest in MW		Expected In-Service Date (b)

Pennsylvania
Lower Mt. Bethel (c)	Gas-fired	600	600	(100%)	Late 2003
Susquehanna (d)	Nuclear	100	90	(90%)	2003-04

Total		700	690

(a)	The capacity of generation units is based on a number of factors, including the operating experience and physical condition of the units, and may be revised periodically to reflect changed circumstances.
(b)	The expected in-service dates are subject to receipt of required approvals and permits and to other contingencies.
(c)	The Lower Mt. Bethel project is a gas-fired combined cycle combustion turbine facility.
(d)	The Susquehanna project involves the installation of more efficient steam turbines to increase capacity.

See Note 9 to the Financial Statements for a discussion of the termination of the Kings Park project in New York.

PPL continually reexamines development projects based on market conditions and other factors to determine whether to proceed with these projects, sell them, expand them, execute tolling agreements or pursue other opportunities.

Domestic Electricity Delivery

For a description of PPL's Electric's service territory, see Item 1, "Business - Background." At December 31, 2002, PPL Electric had electric transmission and distribution lines in public streets and highways pursuant to franchises and rights-of-way secured from property owners. PPL Electric's system included 377 substations with a total capacity of 25.5 million kVA, 32,709 circuit miles of overhead lines and 6,157 cable miles of underground conductors. All of PPL Electric's facilities are located in Pennsylvania. Substantially all of PPL Electric's transmission and distribution properties are subject to the lien of PPL Electric's 1945 First Mortgage Bond Indenture and its 2001 Senior Secured Bond Indenture.

Domestic Gas Delivery

PPL Gas Utilities has two natural gas distribution subsidiaries - PFG Gas, Inc., which distributes gas to customers in southeastern and central Pennsylvania and parts of Maryland, and North Penn Gas Company, which serves customers in the northern part of Pennsylvania. North Penn Gas also has natural gas storage facilities in Pennsylvania. As of December 31, 2002, PFG Gas had approximately 39,900 customers and 1,181 miles of pipeline mains, with 14 miles in Maryland and the remainder in Pennsylvania. North Penn Gas had approximately 35,500 customers and 2,706 miles of pipeline mains in Pennsylvania.

International Electric Delivery

PPL Global has consolidated investments in electricity distribution companies, serving approximately 3.5 million customers in Chile, El Salvador, Bolivia and the U.K., as follows:

International Investments (a)

Company	Location	Primary Business	PPL Ownership Interest	2002 Electricity Sales GWh (b)
LATIN AMERICA
Empresas Emel S.A. (Emel)	Santiago, Chile	Distribution	95.4%	2,101

Empresa de Luz y Fuerza Electrica Cochabamba
(Elfec)	Cochabamba, Bolivia	Distribution	92.1%	574

Distribuidora de Electricidad Del-Sur S.A.de C.V. (DelSur)	San Salvador, El Salvador	Distribution	80.5%	874

UNITED KINGDOM
Western Power Distribution Holdings Limited (WPDH Limited)	Bristol, England	Distribution	100%	28,074

Total				31,623

(a)	PPL Global no longer controls CEMAR and has deconsolidated this investment in its financial statements. PPL Global stopped recording operating results of CEMAR after August 21, 2002, the day ANEEL assumed control. CEMAR's one million customers have not been included in the year-end customer count above. See Note 9 to the Financial Statements for additional information.

(b)	Sales corresponding to revenues recorded by PPL Global in 2002.

ITEM 3. LEGAL PROCEEDINGS

See Item 1, "Business - Fuel Supply," for information concerning a lawsuit against the DOE for failure of that agency to perform certain contractual obligations. See "Environmental Matters" in Note 14 to the Financial Statements for information concerning certain environmental matters.

Tax Assessment Appeals

Pursuant to changes in PURTA enacted in 1999, PPL subsidiaries have filed a number of tax assessment appeals in various Pennsylvania counties where PPL facilities are located. These appeals challenge existing local tax assessments, which now comprise the basis for payment of the PURTA tax on PPL's properties. Also, as of January 1, 2000, generation facilities are no longer taxed under PURTA, and these local assessments will be used directly to determine local real estate tax liability for PPL's power plants. In July 1999, PPL filed retroactive appeals for tax years 1998 and 1999, as permitted by the new law. In addition, PPL has filed appeals for 2000 and beyond, as permitted under normal assessment procedures. It is anticipated that assessment appeals may now be an annual occurrence.

Hearings on the pending appeals were held by the boards of assessment appeals in each county, and decisions have now been rendered by all counties. To the extent the appeals were denied or PPL was not otherwise satisfied with the results, PPL filed further appeals from the board decisions with the appropriate county Courts of Common Pleas.

Of the three pending proceedings in Pennsylvania, only the appeal concerning the assessed value of the Susquehanna nuclear station will result in annual local taxes exceeding $1 million. The county assessment of the Susquehanna station indicated a market value of $3.9 billion. Based on this value, the annual local taxes for the Susquehanna station would have been about $70 million. However, PPL was able to reach a settlement with the local taxing authorities in December 2000, for tax years 2000 and beyond. This settlement will result in the payment of annual local taxes of about $3 million. PPL and the local taxing authorities also reached a settlement concerning the 1998 and 1999 tax years which, if effectuated, would not result in any additional PURTA tax liability for PPL. This portion of the settlement with the local tax authorities is subject, however, to the outcome of claims asserted by certain intervenors which are described below.

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

PPL's appeal of the Susquehanna station assessment for 1998 and 1999 was decided in its favor by the Luzerne County Court of Common Pleas. The Philadelphia parties appealed this decision to the Commonwealth Court, and PPL cross-appealed on the issue of the right of the Philadelphia parties to intervene. As a result of these proceedings and appeals, it is possible that a final determination of market value and the associated tax liability for 1998 and 1999 may not occur for several years.

See "Review of the Financial Condition and Results of Operation" for a description of the July 1, 2000 corporate realignment in which PPL Electric's generating plants in Pennsylvania were transferred to various PPL affiliates.

PPL Montana is currently protesting certain property tax assessments by the Montana Department of Revenue (MDOR) on its generation facilities. The tax liabilities in dispute are approximately $1.7 million for 2000, $1.8 million for 2001 and $8.6 million for 2002. PPL Montana's dispute with respect to most of the 2002 tax liability is based on the assessed value used by the MDOR for PPL Montana's hydroelectric facilities versus the assessed value used for the facilities of another hydroelectric generator in the state. The state tax appeals board is scheduled to hear the 2000 and 2001 disputes in early 2004, while the hearing for the 2002 dispute is expected to be later in 2004. In response to these tax disputes, the 2003 Montana legislature has either introduced or proposed several bills to further tax PPL Montana, including, but not limited to, bills that would increase the portion of the current wholesale electrical transaction tax paid by the company and increase PPL Montana's annual property taxes from approximately $15 million per year to an amount approaching $30 million per year. PPL Montana cannot predict the outcome of the tax assessment disputes or the likelihood that any such proposed legislation would ultimately become law.

MPSC Order

In June 2001, the MPSC issued an order (MPSC Order) in which it found that Montana Power must continue to provide electric service to its customers at tariffed rates until its transition plan under the Montana Electricity Utility Industry Restructuring and Customer Choice Act is finally approved, and that purchasers of generating assets from Montana Power must provide electricity to meet Montana Power's full load requirements at prices to Montana Power that reflect costs calculated as if the generating assets had not been sold. PPL Montana purchased Montana Power's interests in two coal-fired plants and 11 hydroelectric units in 1999, and NorthWestern purchased Montana Power's electricity delivery business in the first quarter of 2002.

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

In January 2003, the MPSC voted 5-0 to rescind the MPSC Order in its entirety, without prejudice to future MPSC actions. At such time as the MPSC Order is no longer subject to appellate review, PPL Montana and the MPSC will file a stipulation providing for withdrawal of PPL's complaint, without prejudice to refile such complaint in the future.

Energy West Litigation

In July 2001, PPL Montana filed an action in state court and a responsive pleading in federal court, both related to a breach of contract by Energy West Resources, Inc. (Energy West), a Great Falls, Montana-based energy aggregator. PPL Montana is seeking a judgment that Energy West violated the terms of the contract under which it supplied energy to Energy West during the period July 1, 2000 through June 30, 2002. PPL Montana is claiming damages of approximately $18 million. All litigation in this matter has been consolidated in the U.S. District Court for the District of Montana, Great Falls Division, and the liability phase of the trial concluded in December 2002. In the event that the federal court rules in PPL Montana's favor, the trial will then move into a damages phase. PPL, PPL Energy Supply and PPL Montana cannot predict the ultimate outcome of these proceedings.

NorthWestern Corporation Litigation

In connection with the acquisition of the Montana generation assets, the Montana Power APA, which was previously assigned to PPL Montana by PPL Global, includes a provision concerning the proposed purchase by PPL Montana of a portion of NorthWestern's interest in the 500-kilovolt Colstrip Transmission System (CTS) for $97 million. During 2002, PPL Montana had been in discussions with NorthWestern regarding the proposed purchase of the CTS and the claims that PPL Montana believes it has against NorthWestern arising from the Montana Power APA and related agreements. Notwithstanding such discussions, in September 2002, NorthWestern filed a lawsuit against PPL Montana in Montana state court seeking specific performance of PPL Montana's purchase of the CTS or, alternatively, damages for breach of contract. Pursuant to PPL Montana's application, the matter was removed to the U.S. District Court for the District of Montana, Butte Division. Following the removal of the matter to the federal court, PPL Montana moved to dismiss NorthWestern's claim for specific performance of PPL Montana's purchase of the CTS. NorthWestern subsequently asserted additional claims against PPL Montana arising under the Montana Power APA. In December 2002, NorthWestern filed a motion seeking summary judgment as to certain of its claims against PPL Montana. PPL Montana has opposed this summary judgment motion. The U.S. District Court has not yet ruled on either PPL Montana's motion to dismiss or NorthWestern's motion for summary judgment. PPL, PPL Energy Supply and PPL Montana cannot predict the outcome of this litigation.

Montana Hydroelectric Initiative

On November 5, 2002, a proposed Montana Hydroelectric Security Act initiative was defeated on a statewide ballot by a better than 2 to 1 margin. Among the stated purposes of the initiative was to create an elected Montana public power commission to determine whether purchasing hydroelectric dams in Montana would be in the public interest. Such a commission could have decided to acquire any or all of the hydroelectric dams owned by PPL Montana, either pursuant to a negotiated purchase or an acquisition at fair market value through the power of condemnation. PPL Montana had vigorously opposed the initiative along with several other Montana groups and individuals.

California ISO and Pacific Northwest

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

Attorneys general in several western states, including California, have begun investigations related to the electricity supply situation in California and other western states. The FERC has determined that all sellers of energy into markets operated by the California ISO and the California Power Exchange, including PPL Montana, should be subject to refund liability for the period beginning October 2, 2000 through June 20, 2001 and has initiated an evidentiary hearing concerning refund amounts. The FERC also is considering whether to order refunds for spot market bilateral sales made in the Pacific Northwest, including sales made by PPL Montana during the period December 2000 through June 2001. The FERC Administrative Law Judge assigned to the Pacific Northwest proceeding has recommended that no refunds be ordered for such sales into the Pacific Northwest. The FERC presently is considering this recommendation. The FERC has been conducting an additional investigation of alleged price manipulation in power markets in California and the western U.S. In connection with this investigation, the FERC has served several sets of data requests on sellers of energy in those markets, including PPL Montana. PPL Montana sold only a small amount of electricity into the California market during 2000 and 2001, and it did not sell any electricity into the California market during 2002. In its response to a FERC data request concerning PPL Montana's California trading strategies, PPL Montana explained that it did not engage in the type of California trading strategies that have been attributed to Enron. In responses to FERC data requests concerning whether PPL Montana and PPL EnergyPlus engaged in so-called "wash trades" in the western U.S., PPL Montana and PPL EnergyPlus explained that they have not, and do not, engage in such trades.

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

Montana Power Shareholders' Litigation

In August 2001, a purported class-action lawsuit was filed by a group of shareholders of Montana Power against Montana Power, the directors of Montana Power, certain advisors and consultants of Montana Power and PPL Montana. The plaintiffs allege, among other things, that Montana Power was required to, and did not, obtain shareholder approval of the sale of Montana Power's generation assets to PPL Montana in 1999. Although most of the claims in the complaint are against Montana Power, its board of directors, and its consultants and advisors, two claims are asserted against PPL Montana. In the first claim, plaintiffs seek a declaration that because Montana Power shareholders did not vote on the 1999 sale of generating assets to PPL Montana, that sale "was null and void ab initio." The second claim alleges that PPL Montana was privy to and participated in a strategy whereby Montana Power would sell its generation assets to PPL Montana without first obtaining Montana Power shareholder approval, and that PPL Montana has made net profits in excess of $100 million as the result of this alleged illegal sale. In the second claim, plaintiffs request that the court impose a "resulting and/or constructive trust" on both the generation assets themselves and all profits, plus interest on the amounts subject to the trust. In November 2001, PPL Montana and the other defendants filed a motion to dismiss the plaintiffs' complaint on the basis that it fails to state a claim upon which relief may be granted, and the plaintiffs filed a motion for the lawsuit to be certified by the court as a class-action. In August 2002, the court denied this motion to dismiss, except as to certain matters not relating to PPL Montana, and granted the plaintiffs' motion for the certification of the lawsuit. In January 2003, the case was removed to the U.S. District Court in Montana. PPL, PPL Energy Supply and PPL Montana cannot predict the outcome of this matter.

PJM Capacity Transactions

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

In September 2002, PPL was served with a complaint filed by Utilimax.com, Inc., which was a member of PJM, in the U.S. District Court for the Eastern District of Pennsylvania against PPL and PPL EnergyPlus alleging, among other things, violations of the federal antitrust laws in connection with the capacity transactions described in the PJM Market Monitor report. In addition, in December 2002, PPL was served with a complaint against PPL, PPL EnergyPlus and PPL Electric filed in the same court by a group of 14 Pennsylvania boroughs that apparently alleges, in broad terms, similar violations of the federal antitrust laws. These boroughs are wholesale customers of PPL Electric. Although PPL, PPL EnergyPlus and PPL Electric believe the claims under both complaints are without merit and intend to defend the actions vigorously, they cannot predict the outcome of these matters.

FERC Market-Based Rate Authority

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

Lower Mt. Bethel

In December 2001, a PPL Global subsidiary entered into a $455 million operating lease arrangement, as lessee, for the development, construction and operation of a 600 MW gas-fired combined-cycle generation facility located in Lower Mt. Bethel Township, Northampton County, Pennsylvania. See Note 10 to the Financial Statements for further discussion of the Lower Mt. Bethel project. The Air Quality Plan Approval issued by the Pennsylvania DEP for construction of the Lower Mt. Bethel facility has been appealed by the New Jersey DEP to the Pennsylvania DEP Environmental Hearing Board. The PPL Global subsidiary involved in the Lower Mt. Bethel lease financing has joined with the Pennsylvania DEP in opposing this appeal. In addition, in August 2002, the Northampton County Court of Common Pleas issued a decision concerning the permissible noise levels from the Lower Mt. Bethel facility when it becomes operational. Specifically, the court's decision addressed the noise measurement criteria and the point at which the noise levels are to be measured. PPL has appealed the court's decision to the Commonwealth Court and an intervenor in the lawsuit has cross-appealed the court's decision. The Lower Mt. Bethel facility is expected to be operational in late 2003. PPL cannot predict the outcome of these matters or their ultimate impact on the Lower Mt. Bethel facility or on PPL Energy Supply, but such impact may be material.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 2002.

EXECUTIVE OFFICERS OF THE REGISTRANTS

Officers of PPL, PPL Energy Supply, PPL Electric and PPL Montana are elected annually by their Boards of Directors (or Boards of Managers, as applicable) to serve at the pleasure of the respective Boards. There are no family relationships among any of the executive officers, nor is there any arrangement or understanding between any executive officer and any other person pursuant to which the officer was selected.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any executive officer during the past five years.

Listed below are the executive officers as of December 31, 2002:

PPL Corporation

Name	Age	Positions Held During the Past Five Years	Dates

William F. Hecht	59	Chairman, President and Chief Executive Officer	February 1995 - present

John R. Biggar	58	Executive Vice President and Chief Financial	January 2001 - present
		Officer
		Senior Vice President and Chief Financial	November 1998 - January 2001
		Officer
		Senior Vice President - Financial	January 1998 - November 1998
		Vice President - Finance - PPL Electric	August 1996 - January 1998

Lawrence E. De Simone	55	Executive Vice President - Supply	October 2001 - present
		President - PPL EnergyPlus	November 1998 - October 2001
		Senior Vice President - Energy Services -	July 1996 - June 1998
		Virginia Power Company

Robert J. Grey	52	Senior Vice President, General Counsel	March 1996 - present
		and Secretary

Michael E. Bray*	55	Vice Chair and President - PPL Electric	July 2000 - present
		Senior Vice President - PPL Electric	April 2000 - July 2000
		President and Chief Executive Officer -	February 1999 - April 2000
		Consolidated Edison Development, Inc.
		Senior Vice President - Electric Business Unit -	March 1997 - February 1999
		Long Island Lighting Company

Paul T. Champagne*	44	President - PPL EnergyPlus	October 2001 - present
		President - PPL Global	May 1999 - October 2001
		Vice President and Senior Business Development	October 1998 - May 1999
		Officer - PPL Global
		Vice President - PPL Global	January 1995 - October 1998

James H. Miller*	54	President - PPL Generation	February 2001 - present
		Executive Vice President - USEC, Inc.	January 1999 - February 2001
		Vice President, Production - USEC, Inc.	September 1995 - January 1999

Roger L. Petersen*	51	President - PPL Global	October 2001 - present
		President and Chief Executive Officer -	May 1999 - October 2001
		PPL Montana
		President - PPL Montana	January 1999 - May 1999
		Vice President and Chief Operating Officer -	October 1998 - January 1999
		PPL Global
		Vice President - PPL Global	January 1995 - October 1998

Joseph J. McCabe	52	Vice President and Controller	August 1995 - present

James E. Abel	51	Vice President - Finance and Treasurer	June 1999 - present
		Treasurer	August 1996 - June 1999

*	Messrs. Bray, Champagne, Miller and Petersen have been designated executive officers of PPL by virtue of their respective positions at PPL subsidiaries.

PPL Electric Utilities Corporation

Name	Age	Positions Held During the Past Five Years	Dates

Michael E. Bray	55	Vice Chair and President	July 2000 - present
		Senior Vice President	April 2000 - July 2000
		President and Chief Executive Officer -	February 1999 - April 2000
		Consolidated Edison Development, Inc.
		Senior Vice President - Electric Business Unit -	March 1997 - February 1999
		Long Island Lighting Company

Joseph J. McCabe	52	Vice President and Controller	August 1995 - present

James E. Abel	51	Treasurer	July 2000 - present
		Vice President - Finance and Treasurer	June 1999 - July 2000
		Treasurer	August 1996 - June 1999

PPL Energy Supply, LLC

Item 4 is omitted as PPL Energy Supply meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K.

PPL Montana, LLC

Item 4 is omitted as PPL Montana meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S
COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

PPL Corporation

Additional information for this item is set forth in the sections entitled "Quarterly Financial, Common Stock Price and Dividend Data" and "Shareowner and Investor Information" of this report. The number of common shareowners is set forth in the section entitled "Selected Financial and Operating Data" in Item 6.

PPL Energy Supply, LLC

There is no established public trading market for PPL Energy Supply's membership interests. PPL Energy Funding, a direct wholly-owned subsidiary of PPL, owns all of PPL Energy Supply's outstanding membership interests. Distributions on the membership interests will be paid as determined by PPL Energy Supply's Board of Managers. PPL Energy Supply made cash distributions to PPL Energy Funding of $710 million in 2002 and $463 million in 2001.

PPL Electric Utilities Corporation

Additional information for this item is set forth in the sections entitled "Quarterly Financial Data" and "Shareowner and Investor Information" of this report.

PPL Montana, LLC

There is no established public trading market for PPL Montana's membership interests. PPL indirectly owns all of PPL Montana's outstanding membership interests. Distributions on the membership interests will be paid as determined by PPL Montana's Board of Managers. PPL Montana made cash distributions indirectly to PPL of $167 million in 2001. There were no such distributions in 2002.

ITEM 6. SELECTED FINANCIAL AND OPERATING DATA

PPL Energy Supply, LLC

Item 6 is omitted as PPL Energy Supply meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K.

PPL Montana, LLC

Item 6 is omitted as PPL Montana meets the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K.

ITEM 6. SELECTED FINANCIAL AND OPERATING DATA

PPL Corporation (a)		2002	2001	2000	1999	1998

Income Items -- millions
	Operating revenues (b) (c)	$5,429	$5,077	$4,545	$3,697	$3,786
	Operating income (b)	1,240	849	1,194	821	827
	Net income (loss)	208	179	498	432	(569)
Balance Sheet Items -- millions (d)
	Property, plant and equipment, net	9,566	5,947	5,948	5,624	4,480
	Recoverable transition costs	1,946	2,172	2,425	2,647	2,819
	Total assets	15,569	12,562	12,360	11,174	9,607
	Long-term debt	6,267	5,579	4,784	4,157	2,984
	Company-obligated mandatorily redeemable
	preferred securities of subsidiary trusts
	holding solely company debentures	661	825	250	250	250
	Preferred stock
	With sinking fund requirements	31	31	46	46	46
	Without sinking fund requirements	51	51	51	51	51
	Common equity	2,224	1,857	2,012	1,613	1,790
	Short-term debt	943	118	1,037	857	636
	Total capital provided by investors	10,177	8,461	8,180	6,974	5,757
	Capital lease obligations (e)				125	168
Financial Ratios
	Return on average common equity -- %	10.27	8.41	27.49	24.70	(24.60)
	Embedded cost rates (d)
	Long-term debt -- %	7.04	6.84	6.98	6.95	7.40
	Preferred stock -- %	5.81	5.81	5.87	5.87	5.87
	Preferred securities -- %	8.02	8.13	8.44	8.44	8.44
	Times interest earned before income taxes	1.97	2.19	3.05	3.37	3.69
	Ratio of earnings to fixed charges - total enterprise basis (f)	1.9	1.7	2.5	2.7	3.1
Common Stock Data
	Number of shares outstanding -- thousands
	Year-end	165,736	146,580	145,041	143,697	157,412
	Average	152,492	145,974	144,350	152,287	164,651
	Number of record shareowners (d)	85,002	87,796	91,777	91,553	100,458
	Basic EPS (loss)	$1.37	$1.23	$3.45	$2.84	$(3.46)
	Diluted EPS (loss)	$1.36	$1.22	$3.44	$2.84	$(3.46)
	Dividends declared per share	$1.44	$1.06	$1.06	$1.00	$1.335
	Book value per share (d)	$13.42	$12.67	$13.87	$11.23	$11.37
	Market price per share (d)	$34.68	$34.85	$45.188	$22.875	$27.875
	Dividend payout rate -- % (g)	106	87	31	35	(39)
	Dividend yield -- % (h)	4.15	3.04	2.35	4.37	4.79
	Price earnings ratio (g)	25.50	28.57	13.14	8.05	(8.06)
Sales Data - millions of kWh
	Electric energy supplied -- retail	42,065	43,470	41,493	36,637	31,651
	Electric energy supplied -- wholesale	37,060	27,683	40,925	32,045	36,708
	Electric energy delivered (i)	69,105	41,453	37,642	35,987	32,144

(a)	The earnings for each year were affected by unusual items. These adjustments affected net income. See "Earnings" in Review of the Financial Condition and Results of Operations for a description of unusual items in 2002, 2001 and 2000.
(b)	Operating revenues and operating income of certain years are restated to conform to the current presentation.
(c)	Operating revenues for 1998 have not been adjusted to report revenues from energy trading on a net basis because 1998 precedes the application of mark-to-market accounting for energy trading activities.
(d)	At year-end.
(e)	PPL Electric terminated its capital lease in 2000. See Note 10 to the Financial Statements for additional information.
(f)	Computed using earnings and fixed charges of PPL and its subsidiaries. Fixed charges consist of interest on short- and long-term debt, other interest charges, interest on capital lease obligations and the estimated interest component of other rentals.
(g)	Based on diluted EPS.
(h)	Based on year-end market prices.
(i)	Deliveries for 2002 include the electricity deliveries of WPD for the full year and of CEMAR prior to deconsolidation.

ITEM 6. SELECTED FINANCIAL AND OPERATING DATA

PPL Electric Utilities Corporation (a)		2002	2001	2000	1999 (f)	1998 (f)

Income Items -- millions
	Operating revenues	$2,748	$2,694	$3,336	$3,952	$3,643
	Operating income	275	419	669	749	801
	Net income (loss)	39	119	261	398	(587)
Balance Sheet Items -- millions (b)
	Property, plant and equipment, net	2,456	2,319	2,401	4,345	4,331
	Recoverable transition costs	1,946	2,172	2,425	2,647	2,819
	Total assets	5,583	5,921	6,023	9,092	8,838
	Long-term debt	3,175	3,459	3,126	3,505	2,569
	Company-obligated mandatorily redeemable
	preferred securities of subsidiary trusts
	holding solely company debentures		250	250	250	250
	Preferred stock
	With sinking fund requirements	31	31	46	46	295
	Without sinking fund requirements	51	51	51	51	171
	Common equity	1,147	931	1,160	1,296	1,730
	Short-term debt	15		59	183	91
	Total capital provided by investors	4,419	4,722	4,692	5,331	5,106
	Capital lease obligations (c)				125	168
Financial Ratios
	Return on average common equity -- %	3.87	11.09	19.40	25.59	(28.21)
	Embedded cost rates (b)
	Long-term debt -- %	6.83	6.81	6.88	6.97	7.56
	Preferred stock -- %	5.81	5.81	5.87	5.87	6.09
	Preferred securities -- %		8.44	8.44	8.44	8.44
	Times interest earned before income taxes	1.33	1.92	2.81	3.75	4.22
	Ratio of earnings to fixed charges (d)	1.2	1.7	2.5	3.2	3.6
Sales Data
	Customers (thousands) (b)	1,308	1,298	1,270	1,270	1,257
	Electric energy sales delivered - millions of kWh
	Residential	12,640	12,269	11,924	11,704	11,156
	Commercial	12,451	12,130	11,565	11,002	10,597
	Industrial	9,853	10,000	10,224	10,179	10,227
	Other	169	211	194	160	164

	Service area sales	35,113	34,610	33,907	33,045	32,144
	Wholesale energy sales (e)	679	924	17,548	31,715	36,708

	Total electric energy sales delivered	35,792	35,534	51,455	64,760	68,852

(a)	The earnings for each year were affected by unusual items. These adjustments affected net income. See "Earnings" in Review of the Financial Condition and Results of Operations for a description of unusual items in 2002, 2001 and 2000.
(b)	At year-end.
(c)	PPL Electric terminated its capital lease in 2000. See Note 10 to the Financial Statements for additional information.
(d)	Computed using earnings and fixed charges of PPL Electric and its subsidiaries. Fixed charges consist of interest on short- and long-term debt, other interest charges, interest on capital lease obligations and the estimated interest component of other rentals.
(e)	After the July 1, 2000 corporate realignment, PPL Electric only has wholesale sales to municipalities and NUG purchases that are resold to PPL EnergyPlus.
(f)	Comparability of Selected Financial and Operating Data for 1998 and 1999 to subsequent years is affected by the corporate realignment on July 1, 2000, in which PPL Electric transferred its electric generation and related assets to PPL and its affiliates. (See Note 19 to the Financial Statements for additional discussion.)

PPL CORPORATION
ITEM 7. REVIEW OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PPL is an energy and utility holding company with headquarters in Allentown, PA. See Item 1, "Business - Background," for descriptions of PPL's major segments. See Exhibit 99(i) in Item 15 for the current corporate organization structure.

Terms and abbreviations appearing here are explained in the glossary. Dollars are in millions, except per share data, unless otherwise noted.

Results of Operations

Earnings in 2002 were impacted by the acquisition of a controlling interest in WPD on September 6, 2002, and the resulting consolidation, as described in Note 9 to the Financial Statements. Therefore, the comparison of reported income statement line items is not meaningful without eliminating the impact of the WPD consolidation. The following table shows the 2002 Statement of Income as reported, the adjustments to eliminate the impact of the WPD consolidation (by reflecting WPD on the equity method), and as adjusted to exclude the WPD consolidation. The following discussion, that explains significant annual changes in principal items on the Statement of Income, compares 2002, as adjusted, to 2001.

PPL Corporation and Subsidiaries Consolidated Statement of Income Adjusted to Eliminate WPD Consolidation
	2002
	As Reported	Adjustment	As Adjusted
Operating Revenues

Utility	$3,676	$579	$3,097

Unregulated retail electric and gas	182		182

Wholesale energy marketing	993		993

Net energy trading margins	19		19

Energy related businesses	559	(60)	619

Total	5,429	519	4,910

Operating Expenses

Operation

Fuel	584		584

Energy purchases	873		873

Other	818	6	812

Amortization of recoverable transition costs	226		226

Maintenance	314	36	278

Depreciation	367	112	255

Taxes, other than income	232	42	190

Energy related businesses	543	29	514

Other charges

Write-down of international energy projects	113		113

Workforce reduction	75		75

Write-down of generation assets	44		44

Total	4,189	225	3,964

	As Reported	Adjustment		As Adjusted

Operating Income	1,240		294	946

Other Income - net	33		20	13

Interest Expense	560		127	433

Income Taxes	210		105	105

Minority Interest	78		73	5

Cumulative Effect of a Change in Accounting Principle	(150)			(150)

Dividends and Distributions - Preferred Securities	67		9	58

Net Income	$208	$		$208

The comparability of certain items on the Statement of Income has also been impacted by PPL Global's investment in CEMAR in 2000. The consolidated results of CEMAR are included for periods during which PPL had a controlling interest, from June 2000 to August 2002. See Note 9 to the Financial Statements for more information.

Earnings

Net income, and the related EPS, were as follows:

	2002	2001	2000

Net income	$208	$179	$498

EPS - basic	$1.37	$1.23	$3.45

EPS - diluted	$1.36	$1.22	$3.44

Income from core operations, and the related EPS, were as follows:

	2002	2001	2000

Income from core operations	$541	$620	$474

EPS - basic	$3.55	$4.24	$3.29

EPS - diluted	$3.54	$4.22	$3.28

The changes in net income from year to year were, in part, attributable to several unusual items with significant earnings impacts as shown below. The table below reconciles net income to income from core operations in dollars and EPS, after eliminating the impact of unusual items. Income from core operations should not be considered as an alternative to net income, which is an indicator of operating performance determined in accordance with GAAP. PPL believes that income from core operations, although a non-GAAP measure, is also useful and meaningful to investors because it provides them with PPL's underlying earnings performance as another criterion in making their investment decisions. PPL's management also uses income from core operations in measuring certain corporate performance goals. Other companies may use different measures to present financial performance.

	Net Income			EPS - Diluted
	2002	2001	2000	2002	2001	2000

Net income - actual	$208	$179	$498	$1.36	$1.22	$3.44

Unusual items (net of tax):

Goodwill impairment (Note 18)	(150)			(0.99)

CEMAR impairment (Note 9)	(98)	(217)		(0.64)	(1.48)

CEMAR operating losses (Note 9)	(23)			(0.15)

Write-down of generation assets (Note 9)	(26)			(0.17)

Workforce reduction (Note 21)	(44)			(0.29)

Tax benefit - Teesside (Note 9)	8			0.06

Cancellation of generation projects (Note 9)		(88)			(0.60)

WPD impairment (Note 9)		(117)			(0.80)

Enron impact on trading (Note 17)		(8)			(0.05)

Enron impact - write-down investment in Teesside (Note 9)		(21)			(0.14)

Accounting method change - pensions (Note 12)		10			0.07

Environmental insurance recoveries			24			0.16

Income from core operations	$541	$620	$474	$3.54	$4.22	$3.28

The after-tax changes in core earnings were primarily due to:

	2002 vs. 2001	2001 vs. 2000
Wholesale energy margins	$(81)	$96

Lower net energy trading margins	(11)	(6)

Lower unregulated retail energy margins	(33)	(66)

Higher regulated retail energy margins	59	46

Delivery revenues (net of CTC/ITC amortization and interest expense on transition bonds)	(10)	(2)

PPL Global earnings (a)	50	(4)

Higher synfuel tax credits	10	34

Operating and maintenance costs	(34)	4

Higher financing costs	(29)	(4)

Mechanical contractors earnings	(4)	5

Lower taxes other than income (excluding gross receipts tax)	5	6

Lower depreciation	4	10

Other - net	(5)	27

	$(79)	$146

(a)	The increase in 2002 compared with 2001 was primarily due to higher earnings of WPD and also from PPL's complete ownership of WPD, lower spending on development projects and the discontinuance of goodwill amortization, offset by lower earnings from Latin America.

The year-to-year changes in earnings components are discussed in the balance of the discussion in "Results of Operations."

PPL expects that the low level of wholesale energy prices will adversely impact margins in 2003 and beyond. Based upon current energy price levels, there is a risk that PPL may be unable to recover its investment in new gas-fired generation facilities. Under GAAP, PPL does not believe that there is an impairment charge to be recorded at this time. PPL is unable to predict the ultimate earnings impact of this issue, based upon energy price levels, applicable accounting rules and other factors, but such impact may be material. See "Asset Impairment" in Application of Critical Accounting Policies for additional information.

Future earnings will also be impacted by the consolidation of variable interest entities and the implementation of accounting for asset retirement obligations (as discussed in Note 22 to the Financial Statements).

Domestic Energy Margins

The following tables provide summary data regarding changes in the components of domestic gross margins of wholesale and retail energy for 2002 compared to 2001 and 2001 compared to 2000:

	2002 vs. 2001	2001 vs. 2000

Utility revenues	$63	$(638)

Unregulated retail electric and gas revenues	(174)	77

Wholesale energy marketing revenues	4	879

Net energy trading margins	(18)	(10)

Other revenue adjustments (a)	42	(102)

Total revenues	(83)	206

Fuel	(18)	63

Purchased power		90

Other cost adjustments (a)	32	(53)

Total cost of sales	14	100

Domestic gross energy margins	$(97)	$106

(a)	Adjusted to exclude the impact of any revenues and costs not associated with domestic energy margins, in particular, revenues and energy costs related to the international operations of PPL Global and the domestic delivery operations of PPL Electric and PPL Gas Utilities.

Changes in Gross Domestic Energy Margins By Activity

Gross margin calculations are dependent on the allocation of fuel and purchased power costs to the activities. That allocation is based on monthly MWh consumption levels compared to monthly MWh supply costs. Any costs specific to an activity are charged to that activity.

	2002 vs. 2001	2001 vs. 2000

Wholesale - Eastern U.S.	$(53)	$155

Wholesale - Western U.S.	(71)	(4)

Net energy trading	(18)	(10)

Unregulated retail	(56)	(113)

Regulated retail	101	78

Domestic gross energy margins	$(97)	$106

Wholesale - Eastern U.S.

Generally, Eastern wholesale margins were lower in 2002 compared to 2001, despite a buyout of a NUG contract in February 2002 that reduced purchased power costs by $25 million. The decline in margins was primarily attributable to the decline in wholesale prices for energy and capacity. In PJM, where the majority of PPL's Eastern wholesale activity occurs, on-peak prices averaged $6/MWh less, a decline of 14%, for 2002 compared to 2001. Additionally, because new generating capability has come on-line within PJM in 2002, the prices for the PJM monthly auctions for unforced capacity credits have also fallen from an average of $100/MW-month in 2001 to an average of $38/MW-month in 2002. However, higher volumes of energy sales partially offset the decline in prices, as wholesale transactions in 2002 increased by about 33% over 2001 due to better generation availability.

Eastern wholesale margins were higher in 2001 compared to 2000 primarily due to an increase in wholesale prices for energy and capacity. In PJM, on-peak prices averaged $6/MWh more in 2001, an increase of 13% from 2000. Additionally, prices for the PJM monthly auctions for unforced capacity credits increased from an average of $53/MW-month in 2000 to an average of $100/MW-month in 2001.

Wholesale - Western U.S.

Western wholesale margins consist of margins in the Northwest and in the Southwest.

In the Northwest, margins were $74 million lower in 2002 compared to 2001, primarily due to a decrease in average realized wholesale prices by $45/MWh, partially offset by a 9% increase in volumes. Margins were $19 million lower in 2001 compared to 2000, primarily due to a 16% decline in volumes caused by the energy supply shortage in the western U.S. primarily due to the impact of a drought on hydro availability. Partially offsetting this decrease were higher average prices in 2001 compared to 2000.

In the Southwest region, margins were $9 million lower in 2002 compared to 2001, primarily due to a decrease in average wholesale prices by $40/MWh. These lower prices were offset by increased sales, which were three times higher than the prior period, as a result of the Griffith Energy and Sundance facilities coming on-line in 2002. Margins were $27 million higher in 2001 compared to 2000, primarily due to purchasing power in late 2001 to satisfy the sales commitments entered into earlier in the year at higher prices. These sales were originally expected to be supplied by the generation output from Griffith.

The above explanation is exclusive of the 2001 charge for the Enron bankruptcy which is discussed in further detail in Note 17 to the Financial Statements.

Net Energy Trading

PPL enters into certain contractual arrangements that meet the criteria of energy trading derivatives as defined by EITF 02-3. These physical and financial contracts cover trading activity associated with electricity, gas and oil. The $18 million decrease in 2002 compared to 2001 was primarily due to unrealized, mark-to-market gains in 2001 and lower energy margins in 2002. The $10 million decrease in 2001 compared to 2000 was primarily due to lower energy margins partially offset by unrealized, mark-to-market losses in 2000. The physical volumes associated with energy trading were 10,500 GWh and 12.4 Bcf in 2002; 7,700 GWh and 22.4 Bcf in 2001; and 19,900 GWh and 2.9 Bcf in 2000.

Unregulated Retail

Unregulated retail margins declined in 2002 compared to 2001 primarily due to lower revenues resulting from the expiration of contracts which were not renewed in the East and due to significantly lower retail prices in the West, somewhat offset by an increase in the number of customers in the West. The decline in 2001 from 2000 was also primarily due to the expiration of contracts which were not renewed in the East, somewhat offset by higher sales in the West.

Regulated Retail

Regulated retail margins in the East for 2002 were 15% higher than in 2001. Higher sales volumes and higher average prices, caused by changes in usage among customer classes, provided the improved margins. In addition, lower supply costs in 2002, due to lower fuel costs and increased generating unit availability, further improved margins. Regulated retail margins in the East for 2001 were 13% higher than 2000. Sales volumes increased 21% primarily due to the return of customers who previously had an alternative electric power supplier.

Utility Revenues

The increase (decrease) in utility revenues was attributable to the following:

	2002 vs. 2001	2001 vs. 2000

Retail electric revenue
PPL Electric:
Electric delivery	$(3)	$12

PLR electric generation supply (a)	102	284

Other	(9)	(11)

PPL EnergyPlus:
Electric generation supply		(261)

PPL Global:
Electric delivery	(7)	88

	83	112
Wholesale electric revenue
PPL Electric	(5)	(772)

Gas revenue
PPL Gas Utilities	(15)	22

	$63	$(638)

(a)	See the "Regulated Retail" section in "Domestic Energy Margins" for a discussion of PPL Electric generation supply revenues as a PLR.

The increase in utility revenues in 2002 compared with 2001 was primarily due to:

  higher revenues of $102 million from providing electric generation supply as a PLR, see "Regulated Retail" for additional information; partially offset by lower PPL Global international electric delivery revenues, primarily due to the deconsolidation of CEMAR. PPL Global stopped recording operating results of CEMAR upon relinquishing control to ANEEL. As a result, revenues from electricity deliveries in Brazil were $17 million lower in 2002 compared with 2001. This decrease was partially offset by higher sales volumes in Chile and El Salvador, which resulted in increased revenues of $9 million compared with 2001; and
  lower PPL Gas Utilities' revenues of $15 million, primarily due to lower sales volumes, due in part to milder winter weather experienced in the first quarter of 2002, and a decrease in the fuel cost component of customer rates.

Prior to the July 2000 corporate realignment, wholesale revenues were recorded by PPL Electric. Subsequent to the realignment, these revenues were recorded by PPL EnergyPlus. As such, wholesale revenues were included in utility revenues for the first half of 2000. Also, prior to the July 2000 corporate realignment, PPL EnergyPlus was a subsidiary of PPL Electric and recorded unregulated retail electric revenues on PPL Electric's books that are included in utility revenues for the first half of 2000. After eliminating these revenues transferred in the corporate realignment from the results for the first half of 2000, utility revenues increased by $395 million in 2001 compared with 2000. The increase in utility revenues was primarily due to:

  higher PLR revenues of $284 million from providing electric generation supply, primarily due to fewer retail customers shopping for electricity under Pennsylvania's Customer Choice Act;
  higher PPL Global international electric delivery revenues of $88 million, primarily due to a full year of CEMAR revenues in 2001, compared with three months of revenues in 2000;
  higher PPL Gas Utilities revenues of $22 million due to a base rate increase effective January 1, 2001, and higher gas commodity prices; and
  higher PPL Electric delivery revenues of $12 million, reflecting a 2% increase in deliveries of electricity.

Energy Related Businesses

Energy related businesses (when adjusted to include WPD on an equity basis) contributed $21 million less to operating income in 2002 compared with 2001. This was primarily due to:

  a $28 million increase in PPL Southwest Generation Holdings, LLC's expenses of Griffith Energy due to a full year of operations in 2002. Also, 2001 benefited from margins on forward electricity contracts executed prior to commercial operation;
  a $9 million decline from the mechanical contracting and engineering subsidiaries, primarily due to cost overruns experienced at two major projects;
  an $8 million operating loss on start-up telecommunications operations; and
  $4 million of pre-tax operating losses from synfuel projects; partially offset by a $23 million decrease in PPL Global's expenses due to lower spending on development projects, including a favorable settlement on the cancellation of a generation project in Washington state.

Although operating income from synfuel operations declined in 2002 compared to 2001, the synfuel projects contributed $7 million more to net income after recording tax credits.

Energy related businesses contributed $126 million to the 2001 operating income of PPL, an increase of $62 million from 2000. The increase reflects PPL Global's higher equity earnings of $83 million from its U.K. investments, and higher pre-tax operating income of $8 million from the mechanical contracting and engineering subsidiaries (as a result of additional acquisitions in the northeastern U.S.) These gains were partially offset by a $13 million increase in PPL Global's domestic project development expenses and by $19 million of pre-tax operating losses from synfuel projects. However, after the recording of tax credits associated with synfuel operations, the synfuel projects contributed approximately $19 million to net income in 2001.

Other Operation Expenses

Other operation expenses increased by $15 million in 2002 compared to 2001. In conjunction with the workforce reduction (see Note 21 to the Financial Statements), PPL increased its estimated vacation liability by $15 million. The increase in operating expense also includes a $17 million decrease in pension income. Additionally, there were $9 million of expenses relating to the operating lease on the University Park and Sundance facilities, which began commercial operation in July 2002. These increases were offset by a decrease of $19 million in PPL Global's operating costs due to $10 million of lower administrative and general expenses, and a $9 million decrease in CEMAR operating expenses. CEMAR is no longer consolidated as of August 21, 2002.

The $17 million decrease in pension income was attributable to PPL's primary domestic pension plan. During the second quarter of 2002, the workforce reduction and union-negotiated benefit enhancements had a significant impact on PPL's primary domestic pension plan requiring remeasurement of the benefit obligation and decreasing the net pension income recorded for that plan. In addition, pension income was also decreased due to the recognition of significant asset losses caused by weakened financial markets. Through December 31, 2002, PPL recorded approximately $31 million of pension income. As a result of the events and remeasurements previously discussed, PPL expects to continue to record pension income in 2003, but at lower levels due to the above events and continued weakness in the financial markets. See Note 12 for details of the funded status of PPL's domestic pension plans.

Other operation expenses increased by $80 million in 2001 compared to 2000. This increase was primarily due to a $45 million gain on the sale of emission allowances and a $40 million insurance settlement for environmental liability coverage (both recorded in 2000 as reductions of expense). The increase also reflects $29 million of additional operating expenses due to the CEMAR acquisition. These increases were offset by $41 million of additional net pension income credited to expense in 2001. The increase in pension income was primarily due to pension investment performance, a higher discount rate and a change in accounting principle that accelerates recognition of gains and losses.

Amortization of Recoverable Transition Costs

Amortization of recoverable transition costs decreased by $25 million in 2002 compared to 2001. This decrease was primarily due to $19 million of lower ITC amortization in 2002 as a result of lower billed ITC revenues. Billed ITC revenues were lower as a result of lower ITC rates, reflecting the decrease in interest expense on the transition bonds.

Amortization of recoverable transition costs increased by $24 million in 2001 compared to 2000. This increase was primarily due to the collection of $33 million of CTC revenues related to prior year CTC deferrals of amounts in excess of the Pennsylvania rate cap.

Maintenance Expenses

Maintenance expenses increased by $15 million in 2002 compared to 2001. This was primarily due to a $5 million increase in maintenance costs for customers' lighting and power service problems and $4 million in additional costs to restore service to customers during a winter storm.

Taxes, Other Than Income

Taxes, other than income, increased by $35 million in 2002 compared with 2001, primarily due to a $42 million increase in gross receipts tax, partially offset by a $12 million decrease in capital stock tax.

The gross receipts tax increase in 2002 was due to an increase in the revenue-neutral reconciliation (RNR) tax component of the effective Pennsylvania gross receipts tax rate in January 2002. The RNR, which adjusts the base gross receipts tax rate of 4.4%, was enacted as part of the Customer Choice Act as a tax revenue replacement component to recoup losses to the Commonwealth of Pennsylvania or return benefits to customers that may result from the restructuring of the electric industry. This increase was partially offset by the settlement of prior years' capital stock tax refund claims and a lower capital stock tax rate in 2002.

Taxes, other than income, decreased by $21 million in 2001 compared with 2000 primarly due to lower gross receipts tax. The gross receipts tax change was primarily the result of the decrease in the RNR tax component effective in January 2001.

Changes in taxes, other than income taxes, do not significantly affect earnings as they are substantially recovered or returned through customer rate revenues.

Other Charges

Other charges of $232 million in 2002 consisted of the write-down of PPL Global's investment in CEMAR and several smaller impairment charges on other international investments (see Note 9 to the Financial Statements), the write-down of generation assets (see Note 9) and a charge for a workforce reduction program (see Note 21).

Other charges of $486 million in 2001 consisted of the write-down of international energy projects and the cancellation of generation development projects (see Note 9).

Other Income - net

See Note 16 to the Financial Statements for details of other income and deductions.

Financing Costs

Interest expense increased by $47 million in 2002 compared with 2001 primarily due to:

  a $24 million charge to cancel the remarketing agreement on the 7.7% Reset Put Securities (see Note 8 to the Financial Statements);
  a $19 million net increase in long-term debt interest related to a full year of interest in 2002 from the issuances in 2001 of $800 million of senior secured bonds by PPL Electric, $500 million of senior unsecured notes by PPL Energy Supply and debt by PPL Global's consolidated subsidiaries, partially offset by bond retirements;
  a $23 million charge due to interest rate hedge contract termination associated with changes in debt issuance plans; and
  a $7 million decrease in capitalized interest; offset by
  a $24 million decrease in short-term debt interest as a portion of the proceeds from the issuance of long-term debt was used to pay down commercial paper.

Interest expense increased by $10 million in 2001 compared with 2000. This increase was the net effect of a $28 million increase in interest on long-term debt, offset by a $19 million decrease in interest on short-term debt. The increase in interest on long-term debt reflects the issuance in 2001 of $800 million of senior secured bonds by PPL Electric, $500 million of senior unsecured notes by PPL Energy Supply and debt by PPL Global's consolidated affiliates. A portion of these proceeds was used to pay down commercial paper balances, which decreased short-term debt interest expense.

Dividends and distributions on preferred securities increased by $6 million in 2002 compared with 2001. This increase was due to:

  a $15 million increase related to a full year of distributions in 2002 on the PEPS Units, which were issued in the second quarter of 2001; offset by a $10 million decrease in dividends and distributions due to retirements and redemptions of other preferred securities and preferred stock.

Dividends on preferred securities increased by $26 million in 2001 compared with 2000 due to the issuance of the PEPS Units in the second quarter of 2001.

Income Taxes

Income tax expense decreased by $156 million in 2002 compared with 2001. This decrease was due to:

  lower pre-tax domestic book income, resulting in a $75 million reduction in income taxes;
  lower impairment charges on PPL's investment in Brazil resulting in a $30 million decrease in the amount of deferred income tax valuation allowances recorded;
  a $27 million reduction in income taxes due to losses recognized on foreign investments; and
  a $10 million decrease related to additional federal synfuel tax credits recognized.

Income tax expense decreased by $33 million in 2001 compared with 2000. This decrease was primarily due to decreases related to a change in pre-tax domestic book income, resulting in a $63 million reduction in income taxes, and $34 million of additional federal synfuel tax credits recognized. These decreases were offset by $61 million of deferred income tax valuation allowances recorded on PPL's investment in Brazil and the U.K. (see Note 9 to the Financial Statements).

Change in Accounting Principle

PPL adopted SFAS 142, "Goodwill and Other Intangible Assets," on January 1, 2002. SFAS 142 requires an annual impairment test of goodwill and other intangible assets that are not subject to amortization. PPL conducted a transition impairment analysis in the first quarter of 2002 and recorded a transition goodwill impairment charge of $150 million. See Note 18 to the Financial Statements for additional information.

In 2001, PPL changed its method of amortizing unrecognized gains or losses in the annual pension expense or income determined under SFAS 87, "Employers' Accounting for Pensions." This change resulted in a cumulative-effect credit of $10 million. Under the old method, the net unrecognized gain or loss in excess of 10% of the greater of the plan's projected benefit obligation or market-related value of plan assets was amortized on a straight-line basis over the estimated average future service period of plan participants. Under the new method, a second corridor is utilized for the net unrecognized gain or loss in excess of 30% of the plan's projected benefit obligation. The net unrecognized gain or loss outside the second corridor is amortized on a straight-line basis over a period equal to one-half of the average future service period of the plan participants. See Note 12 to the Financial Statements for additional information.

These items are reported as "Cumulative Effect of a Change in Accounting Principle" on the Statement of Income.

During 2002, PPL also adopted SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," and EITF 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities." See Note 22 to the Financial Statements for a discussion of the adoption of SFAS 144 and SFAS 145 and see Note 17 for a discussion of the adoption of EITF 02-3.

New Accounting Standards

See Note 22 to the Financial Statements for information on new accounting standards.

Financial Condition

Liquidity

At December 31, 2002, PPL had $245 million in cash and cash equivalents and $943 million of short-term debt. The $825 million increase in short-term debt from December 31, 2001 to December 31, 2002 resulted primarily from the consolidation of WPD's short-term debt as a result of the acquisition of the controlling interest in WPD and the issuance of PPL Energy Supply commercial paper in the fourth quarter (see Note 8 to the Financial Statements for additional information). PPL plans to refinance $389 million of short-term debt at a WPD entity during the first half of 2003 with a debt offering in the U.K.

PPL believes that its cash and cash equivalents, operating cash flows, access to debt and equity capital markets and borrowing capacity, taken as a whole, provide sufficient resources to fund ongoing operating requirements and estimated future capital expenditures. PPL's operating cash flow and access to the capital markets can be impacted by economic factors outside of its control. In addition, PPL's borrowing costs can be impacted by short-term and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on PPL's performance as measured by certain credit measures such as interest coverage and leverage ratios. In May 2002, Standard & Poor's (S&P) lowered its corporate credit rating on PPL from BBB+ to BBB, lowered the senior unsecured debt rating on PPL Capital Funding from BBB+ to BBB and lowered the rating on the trust preferred securities issued by PPL Capital Funding Trust I as part of the PEPS Units from BBB- to BB+. The BBB corporate credit rating of PPL Energy Supply and the BBB senior secured debt rating of PPL Montana were affirmed. The A-2 short-term credit ratings on PPL Energy Supply and PPL Electric remained unchanged. The outlook on all ratings was stable.

S&P indicated that the rating action was based on the consolidated credit profile of PPL after PPL's strategic initiative designed to confirm the legal separation of PPL Electric from PPL and reflected a weakening in PPL's credit profile due to setbacks faced in international operations. S&P noted that PPL Electric, which has a senior secured debt rating at A-, is structurally insulated from the rest of PPL (see Note 20 for additional information) and that PPL ratings reflect only the amount of dividend distributions expected to be made by PPL Electric to PPL.

In September 2002, S&P revised its outlook on PPL and all of its rated subsidiaries, except PPL Electric, from a stable outlook to a negative outlook. PPL Electric's outlook remains at stable. S&P stated that this action reflects its view of a weakened credit profile that has resulted primarily from declining wholesale electricity prices and also from setbacks in PPL's international operations, particularly in Brazil. As part of its September 2002 review, S&P affirmed its ratings on PPL and PPL Energy Supply following the acquisition of a controlling interest in WPD.

In February 2003, Moody's confirmed the ratings of WPDH Limited and WPD (South Wales) at Baa2 and Baa1, and downgraded WPD LLP from Baa1 to Baa2 and SIUK Capital Trust I from Baa2 to Baa3. The outlook on all ratings was stable. Also in January, S&P completed a review of WPD and affirmed its BBB+ long-term and A-2 short-term corporate credit ratings on WPD Holdings U.K. and related entities, SIUK Limited, WPD (South West) and WPD (South Wales). The outlook remains negative.

PPL expects to access both the capital and commercial paper markets during 2003. PPL cannot provide assurances that any of these funding sources will be available to PPL on acceptable terms.

Cash and cash equivalents are derived from cash from operations, cash from financing activities and cash from investing activities. Net cash from operations in 2002 was $796 million, compared to $891 million in 2001. The $95 million decrease in cash provided by operating activities was primarily due to $152 million of turbine cancellation payments, and an $89 million decrease in dividends from unconsolidated affiliates, partially offset by increases in net income adjusted to a cash basis. As an asset-backed provider of electricity, the stability of PPL's cash from operations as it relates to the supply of electricity is influenced by the market prices of electricity, the cost of fuel used in the production of electricity and the operational availability of generating units, among other factors.

An important element supporting the stability of PPL's cash from operations is its continuing effort to secure long-term commitments from wholesale and retail customers and long-term fuel supply contracts. Two significant long-term wholesale contracts maintained by PPL EnergyPlus are: a full requirements, eight-year agreement to supply PPL Electric with estimated peak demand between 6,700 and 7,000 MW for PPL Electric's PLR load and a five-year contract with NorthWestern for 300 MW of around-the-clock electricity supply and 150 MW of on-peak supply. Over 85% of PPL's projected energy margins in 2003 and about 70% of margins through 2007 are expected to come from these long-term contracts.

In 2002, PPL also entered into multi-year tolling agreements with the Long Island Power Authority for about 159 MW of generation PPL constructed at two Long Island sites. Under these tolling agreements, PPL will convert fuel supplied by the Long Island Power Authority to electricity and will receive payments for use of its facilities. PPL also continues to provide up to 200 MW of supply, for various terms, to large industrial customers in Montana.

PPL EnergyPlus enters into contracts under which it agrees to sell and purchase electricity, natural gas, oil and coal. PPL also enters into contracts designed to lock-in interest rates for future financings or effect changes in PPL's exposure to fixed or floating interest rates. These contracts often provide for cash collateral or other credit enhancement, or reductions or terminations of a portion or the entire contract through cash settlement in the event of a downgrade of PPL or the respective subsidiary's credit ratings or adverse changes in market prices. For example, in addition to limiting its trading ability, if PPL or its respective subsidiary's ratings were lowered to below "investment grade" and energy prices increased by more than 10%, PPL estimates that, based on its December 31, 2002 position, it would have to post collateral of approximately $121 million as compared to $150 million at December 31, 2001. PPL has in place risk management programs that, among other things, are designed to monitor and manage its exposure to volatility of cash flows related to changes in energy prices, interest rates, foreign currency exchange rates, counterparty credit quality and the operational performance of its generating units.

Net cash used in financing activities was $357 million in 2002, compared to net cash provided by financing activities of $267 million in 2001. In 2001, PPL had net issuances of $563 million of debt, preferred securities and equity, compared to net retirements of $70 million in 2002. PPL has $352 million of securities registered for issuance under a "universal" shelf registration statement with the SEC as of January 31, 2003. Additionally, commercial paper programs at PPL Energy Supply and PPL Electric, providing for the issuance of up to $1.1 billion and $400 million, respectively, are maintained to meet short-term cash needs. If the existing credit ratings on these commercial paper programs of each company were lowered, it is unlikely that there would be sufficient investor demand for the commercial paper. In addition, the amount of commercial paper that could be outstanding under either PPL Energy Supply's or PPL Electric's program is generally limited to the amount of their respective unused credit lines.

PPL Energy Supply and PPL Electric maintain unsecured credit lines of $1.1 billion and $400 million that are available as backstops for their respective commercial paper programs or for direct borrowings. PPL Energy Supply's and PPL Electric's credit lines are also available to issue up to $800 million and $300 million, respectively, in letters of credit that may be needed for general corporate purposes, including margin requirements resulting from energy contracts. PPL Electric had $15 million of commercial paper outstanding and no borrowings under its credit line at December 31, 2002, as compared to no commercial paper outstanding or borrowings under its credit line at December 31, 2001. PPL Energy Supply had $374 million of commercial paper outstanding and no borrowings outstanding under its credit line at December 31, 2002, as compared to no commercial paper outstanding or borrowings under its credit line at December 31, 2001. At December 31, 2002, the lenders under the credit lines had issued $40 million of letters of credit on behalf of PPL Electric and $47 million of letters of credit on behalf of PPL Energy Supply or its subsidiaries and affiliates.

Under its credit lines, PPL Energy Supply must maintain a consolidated debt to capitalization percentage not greater than 65%, and an interest coverage ratio of not less than 2.0 times consolidated earnings before income taxes, depreciation and amortization, in each case as calculated in accordance with the credit lines. At December 31, 2002 and December 31, 2001, PPL Energy Supply's consolidated debt to capitalization percentages, as calculated in accordance with its credit lines, were 35% and 28%. At December 31, 2002 and December 31, 2001, PPL Energy Supply's interest coverage ratios, as calculated in accordance with its credit lines, were 7.4 and 13.9. Under its credit line, PPL Electric must maintain a consolidated debt to capitalization percentage not greater than 70%. At December 31, 2002 and December 31, 2001, PPL Electric's consolidated debt to capitalization percentages, as calculated in accordance with its credit line, were 58% and 57%. At this time, PPL believes that these covenants and other borrowing conditions will not limit access to these funding sources.

In October 2002, WPD (South West)'s 416 million British pounds sterling short-term facilities were replaced by a 250 million British pounds sterling bridge facility and two revolving credit facilities: a one-year 100 million British pounds sterling credit facility and a five-year 150 million British pounds sterling credit facility. At December 31, 2002, WPD (South West) had outstanding borrowings of $389 million under its bridge facility and $55 million under its credit facilities based on year-end currency exchange rates. The bridge facility is expected to be refinanced with long-term bonds in the first half of 2003.

Under its credit lines, WPD (South West) must maintain an interest coverage ratio of not less than 3.0 times consolidated earnings before income taxes, depreciation and amortization, and the regulatory asset base must be 150 million British pounds sterling greater than total gross debt, in each case as calculated in accordance with the credit lines. At December 31, 2002, WPD (South West)'s interest coverage ratio, as calculated in accordance with its credit lines, was 10.3 and its regulatory asset base exceeded its total gross debt by 491 million British pounds sterling. At this time, PPL believes that these covenants and other borrowing conditions will not limit access to these funding sources.

PPL, PPL Energy Supply and their subsidiaries also have available funding sources that are provided through operating leases that are not recorded on the balance sheet. These operating leases provide funds for developing, constructing and operating generation facilities and equipment. Failure to meet the financial and other covenants contained in these operating leases could limit or restrict access to these funds or require early payment of obligations. At this time, PPL and PPL Energy Supply believe that these covenants will not limit access to these funding sources.

Under the operating leases entered into to manufacture and construct the natural gas-fired simple-cycle generation facilities, PPL Energy Supply's subsidiaries act as construction agents for the lessor to manufacture the equipment and for construction of the facilities. Upon commercial operation, PPL Energy Supply subsidiaries will operate the facilities, be responsible for all of the costs associated with the operation and maintenance of the facilities and will make rental payments to the lessor trusts.

In May 2006, under the terms of the $660 million operating lease for University Park and Sundance which terminates in April 2008, one of PPL Energy Supply's subsidiaries is required to deposit in a cash collateral account an amount equal in cash to approximately 83% of all funded asset costs. Also, PPL Energy Supply guarantees the payment obligations under this operating lease. Accordingly, as guarantor, PPL Energy Supply must meet similar covenant tests as those applied to its credit lines. At December 31, 2002 and December 31, 2001, the outstanding lease balance was $657 million and $454 million.

Under the terms of the $455 million Lower Mt. Bethel operating lease, which terminates no later than September 30, 2014, the PPL Energy Supply subsidiary lessee could be obligated to make payments equal to up to 100% of the lessor's investment and other obligations associated with the facility if the financing is terminated early as a result of a loss, destruction or condemnation of the project, or upon an event of default. In addition, during the lease term, the PPL Energy Supply subsidiary could, subject to certain conditions, purchase the facility from the lessor, offer to assume the outstanding lessor debt associated with the lease or purchase such debt at a premium. Also, PPL Energy Supply guarantees the payment obligations under this operating lease. Accordingly, as guarantor, PPL Energy Supply must meet similar covenant tests as those applied to its credit lines. At December 31, 2002 and December 31, 2001, the outstanding lease balance was $345 million and $116 million.

The PPL Montana Colstrip leases provide two renewal options based on the economic useful life of the generation assets at the end of the 36-year lease term that terminates in 2036. In addition, the lease places certain restriction on PPL Montana's ability to incur additional debt, sell assets and declare dividends. At December 31, 2002 and December 31, 2001, the outstanding debt balance within the lease was $314 million and $334 million.

In addition to the leasing arrangements discussed above, PPL and its subsidiaries lease vehicles, office space, land, buildings, personal computers and other equipment under separate lease arrangements. See Note 10 to the Financial Statements for a further discussion of the operating leases.

At December 31, 2002, the estimated contractual cash obligations of PPL were as follows:

Contractual Cash Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Long-term Debt (a)	$6,252	$366	$1,306	$1,921	$2,659

Capital Lease Obligations

Operating Leases (b)	1,420	99	266	260	795

Purchase Obligations (c)	2,797	448	877	567	905

Other Long-term Obligations (d)	694	21	12	575	86

Total Contractual Cash Obligations	$11,163	$934	$2,461	$3,323	$4,445

(a)	Includes principal maturities only.
(b)	Includes current amounts for operating leases in effect and projected amounts for projects under construction.
(c)	The payments reflected herein are subject to change as certain purchase obligations included are estimates based on projected obligated quantities and/or projected pricing under the contracts.
(d)	Includes redemptions of preferred securities.

PPL, PPL Energy Supply and PPL Electric provide guarantees for certain affiliate financing arrangements that enable certain transactions. Some of the guarantees contain financial and other covenants that, if not met, would limit or restrict the affiliates' access to funds under these financing arrangements, require early maturity of such arrangements or limit PPL's ability to enter into certain transactions. At this time, PPL believes that these covenants will not limit access to the relevant funding sources. At December 31, 2002, the estimated commercial commitments of PPL were as follows:

		Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total Amounts Committed	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years

Lines of Credit

Standby Letters of Credit	$89	$85	$4

Draws Under Lines of Credit	55	55

Guarantees

Debt (a)	1,028	112	36	$550	$330

Performance

Standby Repurchase Obligations

Other Commercial Commitments

Total Commercial Commitments	$1,172	$252	$40	$550	$330

(a)	Includes guarantees on certain operating lease obligations.

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

Net cash used in investing activities in 2002 was $1.1 billion, compared to $702 million in 2001. The primary reasons for the $427 million increase in cash used in investing activities was due to the acquisition of the controlling interest in WPD for $211 million, net of cash acquired, and no repayments of loans by non-consolidated affiliated companies in 2002. Capital expenditures have historically been for acquisitions and to support both existing and construction of new generation, transmission and distribution facilities. PPL's capital investment needs are currently expected to decrease significantly in 2003 due to the substantial completion of its generation construction program. The majority of PPL's 2003 capital requirements will be funded from cash and cash equivalents on hand at December 31, 2002, cash from operations in 2003 and lease commitments previously funded. Any additional capital requirements will be obtained either in the capital or commercial paper markets. (See "Capital Expenditure Requirements" for additional information.)

Subsequent Matters

In February 2003, on behalf of PPL Electric, the Lehigh County Industrial Development Authority (LCIDA) issued $90 million aggregate principal amount of 3.125% Pollution Control Revenue Refunding Bonds due 2008. These tax-exempt bonds were issued to refund the outstanding $90 million aggregate principal amount of the 6.40% Pollution Control Revenue Refunding Bonds issued by the LCIDA on PPL Electric's behalf in 1992. The bonds are insured by a financial guaranty insurance policy issued by Ambac Assurance Corporation and have the highest investment grade ratings, Aaa by Moody's and AAA by Standard & Poor's. In connection with the issuance of the bonds, PPL Electric issued to the LCIDA a promissory note with principal, interest and prepayment provisions corresponding to the bonds. In addition, PPL Electric issued a like amount of Senior Secured Bonds under the 2001 Senior Secured Bond Indenture to secure its obligations under the promissory note.

In February 2003, PPL announced an increase to its quarterly common stock dividend, payable April 1, 2003, from 36 cents per share to 38.5 cents per share (equivalent to $1.54 per annum). Future dividends, declared at the discretion of the Board of Directors, will be dependent upon future earnings, financial requirements and other factors.

Risk Management - Energy Marketing & Trading and Other

Market Risk

Background

Market risk is the potential loss PPL may incur as a result of price changes associated with a particular financial or commodity instrument. PPL is exposed to market risk from:

  commodity price risk for energy and energy-related products associated with the sale of electricity from generating assets, the purchase of fuel for the generating assets, and energy trading activities;
  interest rate risk associated with variable-rate debt and the fair value of fixed-rate debt used to finance operations, as well as the fair value of debt securities invested in by PPL's nuclear decommissioning fund;
  foreign currency exchange rate risk associated with investments in affiliates in Latin America and Europe, as well as purchases of equipment in currencies other than U.S. dollars; and
  equity securities price risk associated with the fair value of equity securities invested in by PPL's nuclear decommissioning fund.

PPL has a comprehensive risk management policy approved by the Board of Directors to manage the market risk described above and counterparty credit risk. (Credit risk is discussed below.) The RMC, comprised of senior management and chaired by the Vice President-Risk Management, oversees the risk management function. Key risk control activities designed to monitor compliance with risk policies and detailed programs include, but are not limited to, credit review and approval, validation of transactions and market prices, verification of risk and transaction limits, sensitivity analyses, and daily portfolio reporting, including open positions, mark-to-market valuations and other risk measurement metrics. In addition, efforts are on-going to develop systems to improve the timeliness, quality and breadth of market and credit risk information.

The forward-looking information presented below provides estimates of what may occur in the future, assuming certain adverse market conditions, due to reliance on model assumptions. Actual future results may differ materially from those presented. These disclosures are not precise indicators of expected future losses, but only indicators of reasonably possible losses.

Contract Valuation

PPL utilizes forwards contracts, futures contracts, options, swaps and tolling agreements as part of its risk management strategy to minimize unanticipated fluctuations in earnings caused by price, interest rate and foreign currency volatility. When available, quoted market prices are used to determine the fair value of a commodity or financial instrument. This may include exchange prices, the average mid-point bid/ask spreads obtained from brokers, or an independent valuation by an external source, such as a bank. However, market prices for energy or energy-related contracts may not be readily determinable because of market illiquidity. If no active trading market exists, contracts are valued using internally developed models. If the contracts are not accounted for under the accrual method of accounting, the valuations are reviewed by an independent, internal group. Although PPL believes that its valuation methods are reasonable, changes in the underlying assumptions could result in significantly different values and realization in future periods.

To record derivatives at their fair value, PPL discounts the forward values using LIBOR. Additionally, PPL reduces derivative assets' carrying value to recognize differences in counterparty credit quality and potential illiquidity in the market:

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

Accounting and Reporting

PPL follows the provisions of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," and interpreted by DIG issues (together, "SFAS 133") and EITF 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities," to account for contracts entered into to manage market risk. SFAS 133 requires that all derivative instruments be recorded at fair value on the balance sheet as an asset or liability (unless they meet SFAS 133's criteria for exclusion) and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

PPL's short-term derivative contracts are recorded as "Price risk management assets" and "Price risk management liabilities" on the Balance Sheet. Long-term derivative contracts are included in "Regulatory and Other Noncurrent Assets - Other" and "Deferred Credits and Other Noncurrent Liabilities - Other."

PPL adopted the final provisions of EITF 02-3 during the fourth quarter of 2002. As such, PPL now reflects its net realized and unrealized gains and losses associated with all derivatives that are held for trading purposes in the "Net energy trading margins" line on the Statement of Income. Non-derivative contracts that met the definition of energy trading activities as defined by EITF 98-10, "Accounting for Energy Trading and Risk Management Activities" are reflected in the financial statements using the accrual method of accounting. Under the accrual method of accounting, unrealized gains and losses are not reflected in the financial statements. Prior periods have been reclassified. PPL did not need to record a cumulative effect of this change in accounting principle, because all non-derivative energy-related trading contracts had been shown in the financial statements at their amortized cost. This reflected modeling reserves that incorporated the lack of independence in valuing contracts for which there were no external market prices.

Accounting Designation

Energy contracts that do not qualify as derivatives receive accrual accounting. For energy contracts that meet the definition of a derivative, the circumstances and intent existing at the time that energy transactions are entered into determine their accounting designation. These designations are verified by PPL's risk control group on a daily basis. The following is a summary of the guidelines that have been provided to the traders who are responsible for contract designation for derivative energy contracts:

  Any wholesale and retail contracts to sell electricity that are expected to be delivered from PPL's generation are considered "normal." These transactions are not recorded in the financial statements and have no earnings impact until delivery. Most wholesale electricity sales contracts in the eastern and western U.S. markets receive "normal" treatment. The methodology utilized in determining the amount of sales that can be delivered from PPL's generation has been reviewed by the RMC. This calculation predicts the probability that generating units will run based on current market prices, expected price volatilities and dispatch rates, as well as planned and forced outage rates by plant by month. See discussion below about the assumptions used to calculate how much energy is expected from, or required for, generation assets.
  "Trading around the assets" means that PPL EnergyPlus matches a contract to sell electricity, previously to be delivered from PPL's generation, with a physical or financial contract to purchase electricity. These contracts can qualify for fair value hedge treatment. When the contracts' terms are identical, there is no earnings impact until delivery. The realized revenues and expenses associated with these contracts are currently recorded gross on the Statement of Income. EITF 02-L, "Reporting Gains and Losses on Derivative Instruments That are Subject to FASB Statement No. 133 and Not Held for Trading Purposes," may, in the future, require that hedges that result in physical delivery be recorded on a net basis.
  Physical electricity purchases needed to meet obligations due to a change in the physical load or generation forecasts are considered "normal."
  Physical electricity purchases that increase PPL's long position and any energy sale or purchase considered a "market call" are speculative, with unrealized gains or losses recorded immediately through earnings.
  Financial electricity transactions, which can be settled in cash, cannot be considered "normal" because they do not require physical delivery. These transactions receive cash flow hedge treatment if they lock in the price PPL will receive or pay for energy expected to be generated or purchased in the spot market. Any unrealized gains or losses on transactions that receive cash flow hedge treatment are recorded in other comprehensive income.
  Physical and financial transactions for gas and oil to meet fuel and retail requirements can receive cash flow hedge treatment if they lock in the price PPL will pay in the spot market. Any unrealized gains or losses on transactions receiving cash flow hedge treatment are recorded in other comprehensive income.
  Option contracts that do not meet the requirements of DIG Issue C15, "Scope Exceptions: Interpreting the Normal Purchases and Normal Sales Exception as an Election," do not receive hedge accounting treatment and are marked to market through earnings.

In addition to energy-related transactions, PPL enters into financial interest rate and foreign currency swap contracts to hedge interest expense associated with both existing and anticipated debt issuances. PPL also enters into foreign currency swap contracts to hedge the fair value of firm commitments denominated in foreign currency and net investments in foreign operations. As with energy transactions, the circumstances and intent existing at the time of the transaction determine a contract's accounting designation, which is subsequently verified by PPL's risk control group on a daily basis. The following is a summary of certain guidelines that have been provided to the treasury department, which is responsible for contract designation:

  Transactions to lock in an interest rate prior to a debt issuance are considered cash flow hedges. Any unrealized gains or losses on transactions receiving cash flow hedge treatment are recorded in other comprehensive income and are amortized as a component of interest expense over the life of the debt.
  Transactions entered into to hedge fluctuations in the value of existing debt are considered fair value hedges with no earnings impact until the debt is terminated because the hedged debt is also marked to market.
  Transactions which do not qualify for hedge accounting treatment are marked to market through earnings.

Commodity Price Risk

Commodity price risk is one of PPL's most significant risks due to the level of investment that PPL maintains in its generation assets, coupled with the volatility of prices for energy and energy-related products. Several factors influence price levels and volatilities. These factors include, but are not limited to, seasonal changes in demand, weather conditions, available generating assets within regions, transportation availability and reliability within and between regions, market liquidity, and the nature and extent of current and potential federal and state regulations. To hedge the impact of market price fluctuations on PPL's energy-related assets, liabilities and other contractual arrangements, PPL EnergyPlus sells and purchases physical energy at the wholesale level under FERC market-based tariffs throughout the U.S. and enters into financial exchange-traded and over-the-counter contracts. Because of the generating assets PPL owns or controls, the majority of PPL's energy transactions qualify for accrual or hedge accounting.

Within PPL's hedge portfolio, the decision to enter into energy contracts hinges on the expected value of PPL's generation. To address this risk, PPL takes a conservative approach in determining the number of MWhs that are available to be sold forward. In this regard, PPL reduces the maximum potential output that a plant may produce by three factors - planned maintenance, forced outage and economic conditions. The potential output of a plant is first reduced by the amount of unavailable generation due to planned maintenance on a particular unit. Another reduction, representing the unforced outage rate, is the amount of MWhs that historically is not produced by a plant due to such factors as equipment breakage. Finally, the potential output of certain plants (like peaking units) are reduced because their higher cost of production will not allow them to economically run during all hours.

PPL's non-trading portfolio also includes full requirements energy contracts. The obligation to serve these contracts changes minute by minute. PPL analyzes historical on-peak and off-peak usage patterns, as well as spot prices and weather patterns, to determine a monthly level of block electricity that best fits the usage patterns in order to minimize earnings volatility. On a forward basis, PPL reserves a block amount of generation for full requirements energy contracts that is expected to be the best match with their anticipated usage patterns and energy peaks. Anticipated usage patterns and peaks are affected by expected load growth, regional economic drivers and seasonality.

Because of PPL's efforts to hedge the value of the energy from its generation assets, PPL has open contractual positions. If PPL were unable to deliver firm capacity and energy under its agreements, under certain circumstances it would be required to pay damages. These damages would be based on the difference between the market price to acquire replacement capacity or energy and the contract price of the undelivered capacity or energy. Depending on price volatility in the wholesale energy markets, such damages could be significant. Extreme weather conditions, unplanned power plant outages, transmission disruptions, non-performance by counterparties (or their counterparties) with which it has power contracts and other factors could affect PPL's ability to meet its firm capacity or energy obligations, or cause significant increases in the market price of replacement capacity and energy. Although PPL attempts to mitigate these risks, there can be no assurance that it will be able to fully meet its firm obligations, that it will not be required to pay damages for failure to perform, or that it will not experience counterparty non-performance in the future.

As of December 31, 2002, PPL estimated that a 10% adverse movement in market prices across all geographic areas and time periods would have decreased the value of the commodity contracts in its non-trading portfolio by approximately $146 million, as compared to an $84 million decrease at December 31, 2001. However, the change in the value of the non-trading portfolio would have been substantially offset by an increase in the value of the underlying commodity, the electricity generated, because these contracts serve to reduce the market risk inherent in the generation of electricity. Additionally, the value of PPL's unsold generation would be improved. Because PPL's electricity portfolio is generally in a net sales position, the adverse movement in prices is usually an increase in prices. Conversely, because PPL's commodity fuels portfolio is generally in a net purchase position, the adverse movement in prices is usually a decrease in prices. If both of these scenarios happened, the implied margins for the unsold generation would increase.

PPL also executes energy contracts to take advantage of market opportunities. As a result, PPL may at times create a net open position in its portfolio that could result in significant losses if prices do not move in the manner or direction anticipated. The margins from these trading activities are shown in the Statement of Income as "Net energy trading margins."

PPL's trading contracts mature at various times through 2006. The following chart sets forth PPL's net fair market value of trading contracts as of December 31, 2002.

Gains/(Losses)

Fair value of contracts outstanding at the beginning of the year	$(5)

Contracts realized or otherwise settled during the year	5

Fair value of new contracts at inception	(13)

Other changes in fair values	7

Fair value of contracts outstanding at the end of the year	$(6)

During 2002, PPL reversed net losses of approximately $5 million related to contracts entered into prior to January 1, 2002. This amount does not reflect intra-year contracts that were entered into and settled during the period.

The fair value of new contracts at inception is usually zero, because they are entered into at current market prices. However, when PPL enters into an option contract, a premium is paid or received. PPL paid $13 million during 2002 for these option contracts.

"Other changes in fair values," a gain of approximately $7 million, represent changes in the market value of contracts outstanding at the end of 2002.

As of December 31, 2002, the net loss on PPL's trading activities expected to be recognized in earnings during the next three months is approximately $2 million.

The following chart segregates estimated fair values of PPL's trading portfolio at December 31, 2002 based on whether the fair values are determined by quoted market prices or other more subjective means.

	Fair Value of Contracts at Period-End Gains/(Losses)
	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years	Total Fair Value

Source of Fair Value

Prices actively quoted	$1				$1

Prices provided by other external sources	3				3

Prices based on models and other valuation methods	(10)				(10)

Fair value of contracts outstanding at the end of the period	$(6)				$(6)

The "Prices actively quoted" category includes the fair value of exchange-traded natural gas futures contracts quoted on the New York Mercantile Exchange (NYMEX). The NYMEX has currently quoted prices through February 2009.

The "Prices provided by other external sources" category includes PPL's forward positions and options in natural gas and power and natural gas basis swaps at points for which over-the-counter (OTC) broker quotes are available. The fair value of electricity positions recorded above use the midpoint of the bid/ask spreads obtained through OTC brokers. On average, OTC quotes for forwards and swaps of natural gas and power extend one and two years into the future.

The "Prices based on models and other valuation methods" category includes the value of transactions for which an internally developed price curve was constructed as a result of the long-dated nature of the transaction or the illiquidity of the market point, or the value of options not quoted by an exchange or OTC broker. Additionally, this category includes "strip" transactions whose prices are obtained from external sources and then modeled to monthly prices as appropriate.

As of December 31, 2002, PPL estimated that a 10% adverse movement in market prices across all geographic areas and time periods would have decreased the value of the commodity contracts in its trading portfolio by $7 million, compared to an insignificant amount at December 31, 2001.

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

At December 31, 2002, PPL's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was estimated at $3 million, compared to a $6 million increase at December 31, 2001.

PPL is also exposed to changes in the fair value of its debt portfolio. At December 31, 2002, PPL estimated that its potential exposure to a change in the fair value of its debt portfolio, through a 10% adverse movement in interest rates, was $219 million, compared to $111 million at December 31, 2001.

PPL utilizes various risk management instruments to reduce its exposure to adverse interest rate movements for future anticipated financings. While PPL is exposed to changes in the fair value of these instruments, they are designed such that an economic loss in value should generally be offset by interest rate savings at the time the future anticipated financing is completed. At December 31, 2002, PPL estimated that its potential exposure to a change in the fair value of these instruments, through a 10% adverse movement in interest rates, was approximately $18 million, compared to a $13 million exposure at December 31, 2001.

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

During the first quarter of 2001, PPL entered into contracts for the forward purchase of 51 million euros to pay for certain equipment in 2002 and 2003. The estimated value of these forward purchases as of December 31, 2002, being the amount PPL would receive to terminate them, was $4 million.

During the second and third quarters of 2002, PPL executed forward sale transactions, maturing in March 2003, for 50 million British pounds sterling to hedge a portion of its net investment in WPDH Limited. The estimated value of these agreements as of December 31, 2002, being the amount PPL would have to pay to terminate them, was $1 million.

Nuclear Decommissioning Fund - Securities Price Risk

In connection with certain Nuclear Regulatory Commission requirements, PPL Susquehanna maintains trust funds to fund certain costs of decommissioning the Susquehanna station. As of December 31, 2002, these funds were invested primarily in domestic equity securities and fixed-rate, fixed-income securities and are reflected at fair value on PPL's Balance Sheet. The mix of securities is designed to provide returns to be used to fund Susquehanna's decommissioning and to compensate for inflationary increases in decommissioning costs. However, the equity securities included in the trusts are exposed to price fluctuation in equity markets, and the values of fixed-rate, fixed-income securities are exposed to changes in interest rates. PPL Susquehanna actively monitors the investment performance and periodically reviews asset allocation in accordance with its nuclear decommissioning trust policy statement. At December 31, 2002, a hypothetical 10% increase in interest rates and a 10% decrease in equity prices would have resulted in an estimated $16 million reduction in the fair value of the trust assets, as compared to a $17 million reduction at December 31, 2001.

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

Credit Risk

Credit risk relates to the risk of loss that PPL would incur as a result of non-performance by counterparties of their contractual obligations. PPL maintains credit policies and procedures with respect to counterparties (including requirements that counterparties maintain certain credit ratings criteria) and requires other assurances in the form of credit support or collateral in certain circumstances in order to limit counterparty credit risk. However, PPL has concentrations of suppliers and customers among electric utilities, natural gas distribution companies and other energy marketing and trading companies. These concentrations of counterparties may impact PPL's overall exposure to credit risk, either positively or negatively, in that counterparties may be similarly affected by changes in economic, regulatory or other conditions. As discussed above under "Accounting and Reporting," PPL records certain non-performance reserves to reflect the probability that a counterparty with contracts that are out of the money (from the counterparty's standpoint) will default in its performance, in which case PPL would have to sell into a lower-priced market or purchase from a higher-priced market. These reserves are reflected in the fair value of assets recorded in "Price risk management assets" on the Balance Sheet. PPL has also established a reserve with respect to certain sales to the California ISO for which PPL has not yet been paid, as well as a reserve related to PPL's exposure as a result of the Enron bankruptcy, which is reflected in "Accounts receivable" on the Balance Sheet. See Notes 14 and 17 to the Financial Statements.

Related Party Transactions

PPL is not aware of any material ownership interests or operating responsibility by senior management of PPL or its subsidiaries in outside partnerships, including leasing transactions with variable interest entities, or other entities doing business with PPL.

Capital Expenditure Requirements

The schedule below shows PPL's current capital expenditure projections for the years 2003-2007 and actual spending for the year 2002:

	Actual	----------------------Projected------------------------
	2002	2003	2004	2005	2006	2007

Construction expenditures (a) (b)

Generating facilities (c)	$897	$311	$175	$251	$128	$142

Transmission and distribution facilities	333	423	361	357	353	367

Environmental	20	5	5	12	50	96

Other	89	96	76	70	69	65

Total Construction Expenditures	1,339	835	617	690	600	670

Nuclear fuel	52	54	56	58	60	60

Total Capital Expenditures	$1,391	$889	$673	$748	$660	$730

(a)	Construction expenditures include AFUDC and capitalized interest, which are expected to be less than $10 million in each of the years 2003-2007.
(b)	This information excludes any equity investments by PPL Global for new projects.
(c)	Generating facilities include assets financed through off-balance sheet synthetic leases as follows: 2002, $494 million; 2003, $109 million; and 2004, $7 million. Financing for these facilities is already secured.

PPL's capital expenditure projections for the years 2003-2007 total about $3.7 billion. Capital expenditure plans are revised periodically to reflect changes in conditions.

Acquisitions and Development

From time-to-time, PPL and its subsidiaries are involved in negotiations with third parties regarding acquisitions, joint ventures and other arrangements which may or may not result in definitive agreements. See Note 9 to the Financial Statements for information regarding recent acquisitions and development activities.

At December 31, 2002, PPL Global had investments in foreign facilities, including consolidated investments in WPD, Emel, EC and others. See Note 3 to the Financial Statements for information on unconsolidated investments accounted for under the equity method.

At December 31, 2002, PPL had domestic generation projects under development which would provide 690 MW of additional generation.

PPL is continuously reexamining development projects based on market conditions and other factors to determine whether to proceed with these projects, sell them, cancel them, expand them, execute tolling agreements or pursue other opportunities.

Environmental Matters

See Note 14 to the Financial Statements for a discussion of environmental matters.

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

See Note 14 to the Financial Statements for information on the FERC Notice of Proposed Rulemaking entitled "Remedying Undue Discrimination through Open Access Transmission Service and Standard Electricity Market Design."

Application of Critical Accounting Policies

PPL's financial condition and results of operations are impacted by the methods, assumptions and estimates used in the application of critical accounting policies. The following accounting policies are particularly important to the financial condition or results of operations of PPL, and require estimates or other judgments of matters inherently uncertain. Changes in the estimates or other judgments included within these accounting policies could result in a significant change to the information presented in the financial statements. (These accounting policies are also discussed in Note 1 to the Financial Statements.) PPL's senior management has reviewed these critical accounting policies, and the estimates and assumptions regarding them, with its Audit Committee. In addition, PPL's senior management has reviewed the following disclosures regarding the application of these critical accounting policies with the Audit Committee.

  Price Risk Management

See "Risk Management - Energy Marketing & Trading and Other" in Financial Condition.

  Pension and Other Postretirement Benefits

PPL follows the guidance of SFAS 87, "Employers' Accounting for Pensions," and SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," when accounting for these benefits. Under these accounting standards, assumptions are made regarding the valuation of benefit obligations and the performance of plan assets. Delayed recognition of differences between actual results and expected or estimated results is a guiding principle of these standards. This delayed recognition of actual results allows for a smoothed recognition of changes in benefit obligations and plan performance over the working lives of the employees who benefit under the plans. The primary assumptions are as follows:

  Discount Rate - The discount rate is used in calculating the present value of benefits, which are based on projections of benefit payments to be made in the future.
  Expected Return on Plan Assets - Management projects the future return on plan assets based principally on prior performance. These projected returns reduce the net benefit costs the company will record currently.
  Rate of Compensation Increase - Management projects employees' annual pay increases, which are used to project employees' pension benefits at retirement.
  Health Care Cost Trend Rate - Management projects the expected increases in the cost of health care.

During 2002, PPL made changes to its assumptions related to the discount rate, the expected return on plan assets, the rate of compensation increase and the health care cost trend rate. Management consults with its actuaries when selecting each of these assumptions.

In selecting discount rates, PPL considers fixed-income security yield rates. At December 31, 2002, PPL decreased the discount rate for its domestic plans from 7.25% to 6.75% as a result of decreased fixed-income security returns. For its international plans, PPL used a discount rate of 5.75% at December 31, 2002.

In selecting an expected return on plan assets, PPL considers past performance and economic forecasts for the types of investments held by the plan. At December 31, 2002, PPL decreased the expected return on plan assets for its domestic pension plans from 9.2% to 9.0% as a result of continued declines in equity and fixed-income security returns. For its international plans, PPL used a weighted average of 8.31% as the expected return on plan assets at December 31, 2002.

In selecting a rate of compensation increase, PPL considers past experience in light of movements in inflation rates. At December 31, 2002, PPL decreased the rate of compensation increase from 4.25% to 4.0% for its domestic plans. For its international plans, PPL used 3.75% as the rate of compensation increase at December 31, 2002.

In selecting health care cost trend rates, PPL considers past performance and forecasts of health care costs. At December 31, 2002, PPL increased its previous health care cost trend rates. The previous rates were 7.0% for 2002, gradually declining to 6% in 2006. The new rates are 12% for 2003, gradually declining to 5.0% for 2010. These changes are based upon continued increases in health care costs.

A variance in the assumptions listed above could have a significant impact on projected benefit obligations, accrued pension and other postretirement benefit liabilities, reported annual net periodic pension and other postretirement benefit cost and other comprehensive income (OCI). The following chart reflects the sensitivities associated with a change in certain assumptions. While the chart below reflects either an increase or decrease in each assumption, PPL and its actuaries expect that the inverse of this change would impact the projected benefit obligation, accrued pension and other postretirement benefit liabilities, reported annual net periodic pension and other postretirement benefit cost and OCI by a similar amount in the opposite direction. Each sensitivity below reflects an evaluation of the change based solely on a change in that assumption.

	Increase/(Decrease)
Actuarial Assumption	Change in Assumption	Impact on Obligation	Impact on Liabilities (a)	Impact on Cost	Impact on OCI

Discount Rate	(0.25)%	$125	$8	$8	$63

Expected Return on Plan Assets	(0.25)%	N/A	10	10

Rate of Compensation Increase	0.25%	22	4	4

Health Care Cost Trend Rate (b)	1.0%	19	2	2	N/A

(a)	Excludes the impact of additional minimum liability
(b)	Only impacts other postretirement benefits

At December 31, 2002, PPL had recognized accrued pension and other postretirement benefit liabilities totaling $484 million, included in "Deferred Credits and Other Noncurrent Liabilities - Other" on the Balance Sheet. The $484 million liability represented a $289 million increase over the $195 million liability that was recorded at December 31, 2001. The increased liability was primarily due to the liabilities recorded for the WPD pension plans acquired in 2002. PPL's total projected obligation for these benefits was approximately $4.1 billion, which was offset by $3.3 billion of assets held in various trusts. However, these amounts are not fully reflected in the current financial statements due to the deferred recognition criteria.

In 2002, PPL recognized net periodic pension and other postretirement income credited to operating expenses of $61 million. This amount represents a $36 million increase over the credit recognized during 2001. This increase was primarily due to pension income recognized from the WPD pension plans, partially offset by the reduction of pension earnings associated with the remeasurement of the projected benefit obligation and recognition of a decline in asset value for PPL's primary domestic pension plan during 2002.

As a result of the plans' asset return experience and decreases in the assumed discount rate at December 31, 2002, PPL was required to recognize additional minimum pension liabilities totaling $482 million, as prescribed by SFAS 87. Recording these liabilities resulted in a reduction in common equity through charges to OCI, net of taxes and unrecognized prior service costs, of $306 million, with no effect on net income. The charges to OCI will reverse in future periods if the fair value of trust assets exceeds the accumulated benefit obligation.

Refer to Note 12 to the Financial Statements for additional information regarding pension and other postretirement benefits.

  Asset Impairment

PPL and its subsidiaries review long-lived assets for impairment when events or circumstances indicate carrying amounts may not be recoverable. Assets subject to this review, for which impairments have been recorded in 2002 or prior years, include international equity investments, new generation assets, consolidated international energy projects and goodwill.

PPL performs impairment analyses for tangible long-lived assets in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." For long-lived assets to be held and used, SFAS 144 requires companies to (a) recognize an impairment loss only if the carrying amount is not recoverable from undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. Refer to Note 22 to the Financial Statements for additional information on SFAS 144.

In determining asset impairments, management must make significant judgments and estimates to calculate the fair value of an investment. Fair value is developed through consideration of several valuation methods including comparison to market multiples, comparison of similar recent sales transactions, comparison to replacement cost and discounted cash flow. Discounted cash flow is calculated by estimating future cash flow streams, applying appropriate discount rates to determine the present value of the cash flow streams, and then assessing the probability of the various cash flow scenarios. The impairment is then recorded based on the excess of the carrying value of the investment over fair value. Changes in assumptions and estimates included within the impairment reviews could result in significantly different results than those identified and recorded in the financial statements.

During 2002, PPL and its subsidiaries evaluated certain international investments and gas-fired generation assets for impairment, as events and circumstances indicated that the carrying value of these investments may not be recoverable. The events that led to these impairment reviews were as follows:

  CEMAR: A prolonged drought that caused electricity rationing, an unfavorable regulatory environment and disruption of Brazil's electricity markets all indicated that the future cash flow stream would be adversely impacted. In addition, CEMAR failed to pay certain of its creditors for obligations when due, and ANEEL denied CEMAR's request for a rate-increase review and denied the request for transfer of PPL's equity interest in CEMAR to Franklin Park Energy.
  New gas-fired generation assets: Current wholesale energy prices have adversely impacted margins for 2002 and could continue to do so beyond 2002. Based upon current energy price levels, there is a risk that PPL may be unable to recover its investment in new gas-fired generation facilities.

PPL recorded an impairment charge of $100 million in 2002, for the remaining value of its investment in CEMAR. PPL had already recorded an impairment charge of $179 million for its investment in CEMAR in 2001. The most significant assumption used in assessing the CEMAR impairment was the estimated future cash flow. Due to the significant financial and political difficulties facing CEMAR and PPL's commitment to exit the business, the determination was made that there was no value remaining in the investment. Based on the circumstances surrounding this investment, PPL does not believe there is any variability in this assumption.

PPL did not record an impairment of its new gas-fired generation assets that were in-service in 2002. For these impairment analyses, the most significant assumption was the estimate of future cash flows. For the impairment analyses of its in-service gas-fired generation assets, PPL estimates future cash flow using information from its corporate business plan adjusted for any recent sales or purchase commitments. Key factors that impact cash flows include projected prices for electricity and gas as well as firm sales and purchase commitments. A 10% change in estimated future cash flow for any of PPL's in-service gas-fired generation assets would not result in an impairment charge.

In November 2002, due to low energy price curves, the absence of a tolling agreement for the site, and delays in obtaining permits, the completion of the Kings Park project became uncertain. Due to this uncertainty and the absence of other viable projects, the costs of the turbines and SCRs that were planned for deployment at Kings Park were determined to not be recoverable from expected undiscounted cash flows. To determine the amount of the impairment, PPL estimated the fair value of the turbines and SCRs based upon replacement costs of similar assets. This resulted in the recognition of a $26 million, after-tax, impairment charge. The most significant assumption related to the asset impairment was the estimate of replacement costs. A 10% change in the estimate of replacement costs would have increased or decreased the impairment charge by $3 million after-tax.

In January 2003, PPL decided to seek a buyer and not proceed with the development of the Kings Park project.

In 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets," which eliminates the amortization of goodwill and other acquired intangible assets with indefinite economic useful lives. SFAS 142 requires an annual impairment test of goodwill and other intangible assets that are not subject to amortization. PPL adopted SFAS 142 on January 1, 2002.

A transition impairment test was completed in the first quarter of 2002. As a result of this impairment test, PPL recognized a goodwill impairment charge of $150 million related to the Latin American reporting unit, which is reported as a "Cumulative Effect of a Change in Accounting Principle" on the Statement of Income. PPL completed its annual goodwill impairment test in the fourth quarter of 2002. This test did not result in an additional impairment. PPL's most significant assumptions surrounding the goodwill impairment relate to the determination of fair value. PPL determined fair value based upon discounted cash flow. A variance in the forecasted cash flow or discount rate could have a significant impact on the amount of the impairment charge recorded. The following chart reflects the sensitivities associated with a change in these assumptions. Each sensitivity below reflects an evaluation of the change based solely on a change in that assumption.

Increase / (Decrease)
	Change in Assumption	Impact on Transition Impairment	Impact on Annual Impairment

Forecasted Cash Flow	10/(10)%	$(48)/48	$0/15

Discount Rate	1/(1)%	$33/(36)	No Impact

  Leasing

PPL applies the provisions of SFAS 13, "Accounting for Leases," to all leasing transactions. In addition, PPL applies the provisions of numerous other accounting pronouncements issued by the FASB and the EITF that provide specific guidance and additional requirements related to accounting for various leasing arrangements. In general, there are two types of leases from a lessee's perspective: operating leases - leases accounted for off-balance sheet and capital leases - leases capitalized on the balance sheet.

In accounting for leases, management makes various assumptions, including the discount rate, the fair market value of the leased assets and the estimated useful life, in determining whether a lease should be classified as operating or capital. Changes in these assumptions could result in the difference between whether a lease is determined to be an operating lease or a capital lease, thus significantly impacting the amounts to be recognized in the financial statements.

In addition to uncertainty inherent in management's assumptions, leasing transactions and the related accounting rules become increasingly complex when they involve: sale/leaseback accounting (leasing transactions where the lessee previously owned the leased assets), synthetic leases (leases that qualify for operating lease treatment for book accounting purposes and financing treatment for tax accounting purposes), lessee involvement in the construction of leased assets and/or special purpose entities (SPEs) (entities created for the specific purpose of owning the property, plant and equipment and incurring the related financing obligation). Current GAAP requires that SPEs be consolidated if several conditions exist, including if the owners of the SPEs have not made an initial substantive residual equity capital investment that is at risk during the entire lease term. The consolidation of an SPE lessor by the lessee has a very similar financial result as a lease that is accounted for as a capital lease, that is, the leased assets and the related financing obligations are recorded on the lessee's balance sheet.

At December 31, 2002, PPL subsidiaries participated in one significant sale/leaseback transaction involving unconsolidated SPEs and two significant synthetic lease transactions involving unconsolidated SPEs. Each of these transactions has been accounted for as an operating lease. In accordance with current GAAP, these SPEs were not consolidated by PPL because the equity owners (entities unrelated to PPL and its subsidiaries) contributed and maintain a minimum of 3% equity interest throughout the life of the SPEs.

Sale/Leaseback

In July 2000, PPL Montana sold its interest in the Colstrip generating plant to owner lessors who are leasing the assets back to PPL Montana under four 36-year operating leases. This transaction is accounted for as an operating lease in accordance with current rules related to sale/leaseback arrangements. If for any reason this transaction did not meet the requirements for off-balance sheet operating lease treatment as a sale/leaseback, PPL would have approximately $343 million of additional assets and liabilities recorded on its balance sheet at December 31, 2002 and would have recorded additional expenses currently estimated at $10 million, after-tax, in 2002.

Synthetic Leases

In May 2001, a PPL Global subsidiary entered into a lease arrangement, as lessee, for the development, construction and operation of commercial power generation facilities. This arrangement covers the 540 MW gas-powered University Park project near University Park, Illinois, and the 450 MW gas-powered Sundance project near Coolidge, Arizona. In July 2002, these facilities were substantially complete and the initial lease term commenced.

In December 2001, a PPL Global subsidiary entered into a lease arrangement, as lessee, for the development, construction and operation of a 600 MW gas-fired combined-cycle generation facility located in Lower Mt. Bethel Township, Northampton County, Pennsylvania. The initial lease term is approximately 10 years, beginning on the date of commercial operation, which is expected to occur in late 2003.

Both of these leases are accounted for as operating leases in accordance with current accounting requirements. If for any reason these transactions did not meet the requirements for off-balance sheet operating lease treatment, PPL would have approximately $1.1 billion of additional assets and liabilities recorded on its balance sheet at December 31, 2002 and would have recorded additional expenses currently estimated at $5 million, after-tax, in 2002.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." FIN 46 clarifies that variable interest entities (VIEs), as defined therein, that do not disperse risks among the parties involved should be consolidated by the entity that is determined to be the primary beneficiary. PPL currently believes that the lessors involved in its leases for the Sundance, University Park and Lower Mt. Bethel generating facilities, discussed above, will be considered VIEs under FIN 46 and that PPL would be the primary beneficiary. PPL is currently evaluating whether these leasing arrangements can be restructured such that they would still qualify as off-balance sheet operating leases under the new rules. If PPL does not restructure these leases, PPL believes that it will be required to consolidate the financial statements of the lessors. The principal impact from such consolidation would be the inclusion of the generating facilities as assets and the lease financing as liabilities in the consolidated balance sheet of PPL. PPL does not currently believe that the lessors in the PPL Montana sale/leaseback will be determined to be VIEs in which PPL will be the primary beneficiary. Therefore, PPL does not expect to consolidate the financial statements of these lessors. PPL must adopt FIN 46 for all of these leases no later than the first interim period beginning after June 15, 2003.

See Note 10 to the Financial Statements for additional information related to operating leases and Note 22 for additional information related to FIN 46.

  Loss Accruals

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

For loss contingencies, the loss must be accrued if (1) information is available that indicates it is "probable" that the loss has been incurred, given the likelihood of the uncertain future events and (2) the amount of the loss can be reasonably estimated. FASB defines "probable" as cases in which "the future event or events are likely to occur." SFAS 5 does not permit the accrual of gain contingencies under any circumstances.

The accrual of a loss contingency involves considerable judgment on the part of management. The accounting aspects of loss accruals include: (1) the initial identification and recording of the loss accrual and (2) the determination of a triggering event for reducing a recorded loss accrual and the on-going assessment as to whether a recorded loss accrual is reasonable.

Initial Identification and Recording of the Loss Accrual

PPL uses its internal expertise and outside experts (such as lawyers, tax specialists and engineers), as necessary, to help estimate the probability that a loss has been incurred and the amount (or range) of the loss.

Throughout 2002, PPL assessed potential loss accruals for environmental remediation, litigation claims, regulatory penalties and other events. There were no material events identified for which a loss was probable and for which the loss could be reasonably estimated. Therefore, there were no material loss accruals recorded in 2002 using the SFAS 5 criteria.

However, PPL has identified certain events which could give rise to a loss, but which do not meet the conditions for accrual under SFAS 5. SFAS 5 requires disclosure, but not a recording, of potential losses when it is "reasonably possible" that a loss has been incurred. FASB defines "reasonably possible" as cases in which "the chance of the future event or events occurring is more than remote but less than likely."

See Note 14 to the Financial Statements for disclosure of potential loss accruals, most of which have not met the criteria for accrual under SFAS 5. Such disclosures include, among others, the Montana Power shareholders' litigation, a lawsuit regarding the Colstrip transmission system and any potential adverse outcome related to the PJM Market Monitor report.

Reducing Recorded Loss Accruals and On-Going Assessment

When a loss accrual is recorded, PPL identifies the triggering event for subsequently reducing the loss accrual. Also, PPL periodically reviews the loss accrual to assure that the recorded potential loss exposure is reasonable.

The largest contingency currently on PPL's balance sheet is the loss accrual for above-market NUG purchase commitments, being the difference between the above-market contract terms and the fair value of electricity. This loss accrual was originally recorded at $854 million in 1998, when PPL Electric's generation business was deregulated. Under regulatory accounting, PPL Electric recorded the above-market cost of the purchases from NUGs as part of its purchased power costs on an as-incurred basis, since these costs were recovered in regulated rates. When the generation business was deregulated, the loss contingency associated with the commitment to make above-market NUG purchases was recorded. This loss accrual for the above-market portion of NUG purchase commitments was recorded because it was probable that the loss had been incurred and the estimate of future energy prices could be reasonably determined, using the then forward prices of electricity and capacity. This loss accrual was transferred to PPL EnergyPlus in the July 1, 2000 corporate realignment. The above-market loss accrual was $427 million at December 31, 2002.

When the loss accrual related to NUG purchases was recorded in 1998, PPL Electric established the triggering events for when the loss accrual would be reduced. A schedule was established to reduce the liability based on projected purchases over the lives of the NUG contracts. All but one of the NUG contracts expire by 2009, with the last one ending in 2014. PPL EnergyPlus reduces the above-market NUG liability based on the aforementioned schedule. As PPL EnergyPlus reduces the liability for the above-market NUG purchases, it offsets the actual cost of NUG purchases, thereby bringing the net power purchase expense more in line with market prices.

PPL EnergyPlus assessed the remaining $427 million above-market liability at December 31, 2002, comparing the projected electricity purchases under the terms of the NUG contracts, with the purchases assuming projected market prices for the energy. This assessment was based on projected PJM market prices, including capacity, through 2014, as comprehended in the current business plan of PPL EnergyPlus. The assessment also used sensitivities around the market prices, adjusting such prices upwards and downwards by 10%.

The assessment is dependent on the market prices of energy and the estimated output levels of the NUGs. Market prices of energy are dependent on many variables, including growth in electricity demand in PJM, available generation, and changes in regulatory and economic conditions. Accordingly, market price sensitivities were used in the assessment. If estimated market prices were adjusted upwards by 10% in each of the years from 2003 through 2014, the accrual for the above-market NUG purchase commitments would be approximately $401 million. Conversely, if estimated market prices were adjusted downwards by 10% during the remaining term of the NUG contracts, the accrual for the above-market NUG purchase commitments would be approximately $501 million. The recorded above-market liability of $427 million at December 31, 2002 falls within the range calculated in the year-end assessment. As noted above, it is very difficult to estimate future electricity prices, which are dependent on many variables and subject to significant volatility. PPL's management believes that the current recorded NUG above-market liability was fairly stated at December 31, 2002.

Other Information

PPL's Audit Committee has approved the independent auditor to provide the following services:

  Audit and audit-related services (including services in connection with statutory and regulatory filings, reviews of offering documents and registration statements, employee benefit plan audits and internal control reviews);
  Certain tax consulting and advisory services for projects commenced prior to December 31, 2002; and,
  Other services permitted by the Sarbanes-Oxley Act of 2002 and SEC rules.

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

Basis of Presentation

PPL Energy Supply's financial statements for 2000 include financial information from predecessor businesses. The financial information for such entities has been combined together as one collective predecessor for purposes of satisfying the SEC's financial statement requirements, based on formation or acquisition dates of the respective businesses. Certain of PPL Energy Supply's assets were not operated as discrete businesses, and as a result, performance for prior years and historical predecessor financial information may not be indicative of PPL Energy Supply's present or future performance. See Note 1 to the Financial Statements for a discussion of the predecessor entities that comprise PPL Energy Supply.

Results of Operations

Earnings in 2002 were impacted by the acquisition of a controlling interest in WPD on September 6, 2002, and the resulting consolidation, as described in Note 9 to the Financial Statements. Therefore, the comparison of reported income statement line items is not meaningful without eliminating the impact of the WPD consolidation. The following table shows the 2002 Statement of Income as reported, the adjustments to eliminate the impact of the WPD consolidation (by reflecting WPD on the equity method), and as adjusted to exclude the WPD consolidation. The following discussion, that explains significant annual changes in principal items on the Statement of Income, compares 2002, as adjusted, to 2001.

PPL Energy Supply, LLC and Subsidiaries Consolidated Statement of Income Adjusted to Eliminate WPD Consolidation
	2002
	As Reported	Adjustment		As Adjusted

Operating Revenues

Wholesale energy marketing	$993			$993

Wholesale energy marketing to affiliates	1,434			1,434

Utility	980		$579	401

Unregulated retail electric and gas	182			182

Net energy trading margins	19			19

Energy related businesses	546		(60)	606

Total	4,154		519	3,635

Operating Expenses

Operation

Fuel	503			503

Energy purchases	665			665

Energy purchases from affiliates	171			171

Other operation and maintenance	808		42	766

Depreciation	265		112	153

Taxes, other than income	78		42	36

Energy related businesses	521		29	492

Other charges

Write-down of international energy projects	113			113

Workforce reduction	41			41

Write-down of generation assets	44			44

Total	3,209		225	2,984

Operating Income	945		294	651

Other Income - net	48		20	28

Interest Expense	208		127	81

Interest Expense with Affiliate	3			3

Income Taxes	266		105	161

Minority Interest	78		73	5

Cumulative Effect of a Change in Accounting Principle	(150)			(150)

Distributions - Preferred Securities	9		9

Net Income	$279	$		$279

Earnings in 2001 were positively impacted by a full year of operating results of the Pennsylvania generating assets contributed in the July 1, 2000 corporate realignment. In many cases, the reasons for significant changes in 2001 compared with 2000 were due to the acquisition of the generation and marketing assets from PPL Electric in July 2000, as described in the "Corporate Realignment" discussion above.

The comparability of certain items on the Statement of Income has also been impacted by PPL Global's investment in CEMAR in 2000. The consolidated results of CEMAR are included for periods during which PPL had a controlling interest, from June 2000 to August 2002. See Note 9 to the Financial Statements for more information.

Earnings

The changes in net income from year to year were, in part, attributable to several unusual items with significant earnings impacts as shown below. The table below reconciles net income to income from core operations, after eliminating the impact of unusual items. Income from core operations should not be considered as an alternative to net income, which is an indicator of operating performance determined in accordance with GAAP. PPL Energy Supply believes that income from core operations, although a non-GAAP measure, is also useful and meaningful to investors because it provides them with PPL Energy Supply's underlying earnings performance as another criterion in making their investment decisions. PPL Energy Supply's management also uses income from core operations in measuring certain corporate performance goals. Other companies may use different measures to present financial performance.

	2002	2001	2000

Net income - actual	$279	$174	$242

Unusual items (net of tax):

Goodwill impairment (Note 18)	(150)

CEMAR impairment (Note 9)	(98)	(217)

CEMAR operating losses (Note 9)	(23)

Write-down of generation assets (Note 9)	(26)

Workforce reduction (Note 21)	(24)

Tax benefit - Teesside (Note 9)	8

Cancellation of generation projects (Note 9)		(88)

WPD impairment (Note 9)		(117)

Enron impact on trading (Note 17)		(8)

Enron impact - write-down investment in Teesside (Note 9)		(21)

Accounting method change - pensions (Note 12)		3

Income from core operations	$592	$622	$242

The $30 million decrease in core earnings in 2002 compared with 2001 was primarily due to (with after-tax changes noted):

  lower wholesale margins of $81 million;
  lower unregulated retail energy margins of $33 million;
  higher operating and maintenance costs of $20 million due to the impact of new generation facilities, lower pension income and expenses related to property royalties; and
  lower net energy trading margins of $11 million.

These decreases were offset by:

  higher regulated retail energy margins of $59 million;
  higher PPL Global earnings of $50 million, due to operating performance and complete ownership of WPD, lower spending on development projects and the discontinuance of goodwill amortization, offset by lower earnings from Latin America; and
  higher earnings from synfuel tax credits of $10 million due to increased sales volumes.

The $380 million increase in core earnings in 2001 compared with 2000 was primarily due to (with after-tax changes noted):

  a full year of operating results of the Pennsylvania generating and marketing assets contributed in the July 1, 2000 corporate realignment, $307 million;
  lower after-tax interest expense of $47 million due to significantly lower intercompany debt; and
  additional PPL Montana earnings of $17 million.

The year-to-year changes in earnings components are discussed in the balance of the discussion in "Results of Operations."

PPL Energy Supply expects that the low level of wholesale energy prices will adversely impact margins in 2003 and beyond. Based upon current energy price levels, there is a risk that PPL Energy Supply may be unable to recover its investment in new gas-fired generation facilities. Under GAAP, PPL Energy Supply does not believe that there is an impairment charge to be recorded at this time. PPL Energy Supply is unable to predict the ultimate earnings impact of this issue, based upon energy price levels, applicable accounting rules and other factors, but such impact may be material. See "Asset Impairment" in Application of Critical Accounting Policies for additional information.

Future earnings will also be impacted by the consolidation of variable interest entities and the implementation of accounting for asset retirement obligations (as discussed in Note 22 to the Financial Statements).

Domestic Energy Margins

The following tables provide summary data regarding changes in the components of domestic gross margins of wholesale and retail energy for 2002 compared to 2001 and 2001 compared to 2000:

	2002 vs. 2001	2001 vs. 2000 (b)

Wholesale energy marketing revenues	$4	$94

Wholesale energy marketing to affiliates	103	(620)

Unregulated retail electric and gas revenues	(174)	(203)

Net energy trading margins	(18)	(10)

Other revenue adjustments (a)		35

Total revenues	(85)	(704)

Fuel	3	31

Purchased power	(31)	(369)

Purchased power from affiliates	(23)	(443)

Other cost adjustments (a)	63	(29)

Total cost of sales	12	(810)

Domestic gross energy margins	$(97)	$106

(a)	Adjusted to exclude the impact of any revenues and costs not associated with domestic energy margins, in particular, revenues and energy costs related to the international operations of PPL Global.
(b)	On July 1, 2000, PPL and PPL Electric completed a corporate realignment in order to effectively separate PPL Electric's regulated transmission and distribution businesses from its deregulated generation businesses. Prior to July 1, 2000, data pertaining to Eastern domestic energy margins was recorded by PPL Electric. Therefore, the data presented in this table for the first half of 2000 includes information from PPL Electric's income statements.

Changes in Gross Domestic Energy Margins By Activity

Gross margin calculations are dependent on the allocation of fuel and purchased power costs to the activities. That allocation is based on monthly MWh consumption levels compared to monthly MWh supply costs. Any costs specific to an activity are charged to that activity.

	2002 vs. 2001	2001 vs. 2000

Wholesale - Eastern U.S.	$(53)	$155

Wholesale - Western U.S.	(71)	(4)

Net energy trading	(18)	(10)

Unregulated retail	(56)	(113)

Regulated retail	101	78

Domestic gross energy margins	$(97)	$106

Wholesale - Eastern U.S.

Generally, Eastern wholesale margins were lower in 2002 compared to 2001, despite a buyout of a NUG contract in February 2002 that reduced purchased power costs by $25 million. The decline in margins was primarily attributable to the decline in wholesale prices for energy and capacity. In PJM, where the majority of PPL's Eastern wholesale activity occurs, on-peak prices averaged $6/MWh less, a decline of 14%, for 2002 compared to 2001. Additionally, because new generating capability has come on-line within PJM in 2002, the prices for the PJM monthly auctions for unforced capacity credits have also fallen from an average of $100/MW-month in 2001 to an average of $38/MW-month in 2002. However, higher volumes of energy sales partially offset the decline in prices, as wholesale transactions in 2002 increased by about 33% over 2001 due to better generation availability.

Eastern wholesale margins were higher in 2001 compared to 2000 primarily due to an increase in wholesale prices for energy and capacity. In PJM, on-peak prices averaged $6/MWh more in 2001, an increase of 13% from 2000. Additionally, prices for the PJM monthly auctions for unforced capacity credits increased from an average of $53/MW-month in 2000 to an average of $100/MW-month in 2001.

Wholesale - Western U.S.

Western wholesale margins consist of margins in the Northwest and in the Southwest.

In the Northwest, margins were $74 million lower in 2002 compared to 2001, primarily due to a decrease in average realized wholesale prices by $45/MWh, partially offset by a 9% increase in volumes. Margins were $19 million lower in 2001 compared to 2000, primarily due to a 16% decline in volumes caused by the energy supply shortage in the western U.S. primarily due to the impact of a drought on hydro availability. Partially offsetting this decrease were higher average prices in 2001 compared to 2000.

In the Southwest region, margins were $9 million lower in 2002 compared to 2001, primarily due to a decrease in average wholesale prices by $40/MWh. These lower prices were offset by increased sales, which were three times higher than the prior period, as a result of the Griffith Energy and Sundance facilities coming on-line in 2002. Margins were $27 million higher in 2001 compared to 2000, primarily due to purchasing power in late 2001 to satisfy the sales commitments entered into earlier in the year at higher prices. These sales were originally expected to be supplied by the generation output from Griffith.

The above explanation is exclusive of the 2001 charge for the Enron bankruptcy which is discussed in further detail in Note 17 to the Financial Statements.

Net Energy Trading

PPL enters into certain contractual arrangements that meet the criteria of energy trading derivatives as defined by EITF 02-3. These physical and financial contracts cover trading activity associated with electricity, gas and oil. The $18 million decrease in 2002 compared to 2001 was primarily due to unrealized, mark-to-market gains in 2001 and lower energy margins in 2002. The $10 million decrease in 2001 compared to 2000 was primarily due to lower energy margins partially offset by unrealized, mark-to-market losses in 2000. The physical volumes associated with energy trading were 10,500 GWh and 12.4 Bcf in 2002; 7,700 GWh and 22.4 Bcf in 2001; and 19,900 GWh and 2.9 Bcf in 2000.

Unregulated Retail

Unregulated retail margins declined in 2002 compared to 2001 primarily due to lower revenues resulting from the expiration of contracts which were not renewed in the East and due to significantly lower retail prices in the West, somewhat offset by an increase in the number of customers in the West. The decline in 2001 from 2000 was also primarily due to the expiration of contracts which were not renewed in the East, somewhat offset by higher sales in the West.

Regulated Retail

Regulated retail margins in the East for 2002 were 15% higher than in 2001. Higher sales volumes and higher average prices, caused by changes in usage among customer classes, provided the improved margins. In addition, lower supply costs in 2002, due to lower fuel costs and increased generating unit availability, further improved margins. Regulated retail margins in the East for 2001 were 13% higher than 2000. Sales volumes increased 21% primarily due to the return of customers who previously had an alternative electric power supplier.

Utility Revenues

PPL Energy Supply's utility revenues consist of the delivery of electricity by PPL Global international subsidiaries. Utility revenues decreased by $7 million in 2002 compared with 2001. This decrease was primarily attributable to the deconsolidation of CEMAR. PPL Global stopped recording operating results of CEMAR upon relinquishing control to ANEEL. As a result, revenues from electricity deliveries in Brazil were $17 million lower in 2002 compared with 2001. This decrease was partially offset by increased volumes of deliveries in Chile and El Salvador, which resulted in increased revenues of $9 million compared with 2001.

Utility revenues increased by $88 million in 2001 compared with 2000, due to a full year of CEMAR revenues in 2001, compared with three months of revenues in 2000.

Energy Related Businesses

Energy related businesses (when adjusted to include WPD on an equity basis) contributed $11 million less to operating income in 2002 compared with 2001. This was primarily due to:

  a $28 million increase in PPL Southwest Generation Holdings, LLC's expenses of Griffith Energy due to a full year of operations in 2002. Also, 2001 benefited from margins on forward electricity contracts, executed prior to commercial operation;
  a $9 million decline from the mechanical contracting and engineering subsidiaries, primarily due to cost overruns experienced at two major projects; and
  $4 million of pre-tax operating losses from synfuel projects; partially offset by a $23 million decrease in PPL Global's expenses due to lower spending on development projects, including a favorable settlement on the cancellation of a generation project in Washington state.

Although operating income from synfuel operations declined in 2002 compared to 2001, the synfuel projects contributed $7 million more to net income after the recording of tax credits.

Energy related businesses contributed $125 million to the 2001 operating income of PPL Energy Supply, an increase of $58 million from 2000. The increase reflects PPL Global's higher equity earnings of $83 million from its U.K. investments, and higher pre-tax operating income of $8 million from the mechanical contracting and engineering subsidiaries (as a result of additional acquisitions in the northeastern U.S.) These gains were partially offset by a $13 million increase in PPL Global's domestic project development expenses and by $19 million of pre-tax operating losses from synfuel projects. However, after the recording of tax credits associated with synfuel operations, the synfuel projects contributed approximately $19 million to net income in 2001.

Other Operation and Maintenance

Other operation and maintenance expenses increased by $20 million in 2002 compared to 2001. The increase was partially due to an increase of $6 million in PPL Energy Supply's estimated vacation liability, in conjunction with the workforce reduction (see Note 21 to the Financial Statements). The increase in operation and maintenance expense also reflects a $7 million decrease in pension income. Additionally, there were $9 million of expenses relating to the operating lease on the University Park and Sundance facilities, which began commercial operation in July 2002, and $4 million of increased generation expenses due to several new facilities becoming operational in 2002.

The $7 million decrease in pension income was attributable to PPL Energy Supply's participation in PPL's primary domestic pension plan. During the second quarter of 2002, the workforce reduction and union-negotiated benefit enhancements had a significant impact on PPL's primary domestic pension plan requiring remeasurement of the benefit obligation and decreasing the net pension income recorded for that plan. In addition, pension income was also decreased due to the recognition of significant asset losses caused by weakened financial markets. Certain subsidiaries of PPL Energy Supply participate in PPL's primary domestic pension plan and are allocated approximately 34% of the obligations and costs of that plan. Through December 31, 2002, PPL Energy Supply was allocated approximately $9 million of pension income. As a result of the events and remeasurements previously discussed, PPL expects to continue to allocate pension income to PPL Energy Supply in 2003, but at lower levels due to the above events and continued weakness in the financial markets. See Note 12 for details of the funded status of PPL's domestic pension plans.

Other operation and maintenance expenses increased by $281 million in 2001 compared to 2000. The transfer of approximately $210 million of expenses associated with PPL Electric generation assets transferred in the corporate realignment was the primary reason for the increase, as well as $29 million of additional operating expenses associated with PPL Global's acquisition of CEMAR. Also contributing to the increase was a $45 million gain on the sale of emission allowances in 2000, recorded as a reduction of expense.

Depreciation

Depreciation decreased by $17 million in 2002 compared with 2001. This decrease was primarily the result of:

  $14 million due to extension of the Susquehanna station's depreciable life, in conjunction with the announced plan to seek an extension of its NRC operating licenses;
  $10 million due to no longer recording goodwill amortization; and
  $7 million due to PPL Global's write-down of CEMAR assets in 2001, resulting in no depreciation on these assets in 2002.

These decreases were partially offset by an increase of $14 million due to depreciation of the Wallingford and Edgewood facilities, and plant upgrades and installation of SCR technology at the Montour plant.

Depreciation increased by $71 million in 2001 compared with 2000. This increase was primarily due to the inclusion of $44 million of depreciation on the generation assets transferred from PPL Electric in the July 1, 2000 corporate realignment. Also contributing to the increase were $10 million of depreciation expense from the inclusion of CEMAR's transmission, distribution and other assets recorded subsequent to its acquisition by PPL Global, and to $14 million associated with SCR technology installed at the Montour plant during the third quarter 2000 outage.

Taxes, Other Than Income

Taxes, other than income, decreased by $15 million in 2001 compared with 2000. The decrease was primarily in the gross receipts tax corresponding to lower retail electric revenues and a decrease in the revenue-neutral reconciliation (RNR) tax component of the effective Pennsylvania gross receipts tax rate in January 2001. The RNR, which adjusts the base gross receipts tax rate of 4.4%, was enacted as part of the Customer Choice Act as a tax revenue replacement component to recoup losses to the Commonwealth of Pennsylvania or return benefits to customers that may result from the restructuring of the electric industry.

Changes in gross receipts tax do not significantly affect earnings as they are substantially recovered or returned through customer rate revenues.

Other Charges

Other charges of $198 million in 2002 consisted of the write-down of PPL Global's investment in CEMAR and several smaller impairment charges on other international investments (see Note 9 to the Financial Statements), the write-down of generation assets (see Note 9) and a charge for a workforce reduction program (see Note 21).

Other charges of $486 million in 2001 consisted of the write-down of international energy projects and the cancellation of generation development projects (see Note 9).

Other Income - net

See Note 16 to the Financial Statements for details of other income and deductions.

Interest Expense

Interest expense increased by $37 million in 2002 compared with 2001 primarily due to:

  a $32 million increase in long-term debt interest due to a full year of interest in 2002 from the issuance of $500 million of senior unsecured notes in 2001;
  a $20 million increase in long-term debt interest from debt issued by PPL Global's consolidated subsidiaries; and
  a $7 million decrease in capitalized interest; offset by
  a $24 million decrease in short-term debt interest from a decrease in short-term borrowings from affiliates.

Interest expense decreased by $79 million in 2001 compared with 2000. This decrease reflects lower intercompany interest expense of $90 million, in part due to the contribution to PPL Energy Supply of PPL Energy Funding's notes receivable from PPL Global, thereby eliminating the associated intercompany interest expense. This decrease in interest expense was partially offset by $6 million of interest expense associated with $500 million of senior unsecured notes issued by PPL Energy Supply in October 2001.

Income Taxes

Income tax expense decreased by $113 million in 2002 compared with 2001. This decrease was due to:

  lower pre-tax domestic book income, resulting in a $35 million reduction in income taxes;
  lower impairment charges on PPL Energy Supply's investment in Brazil resulting in a $30 million decrease in the amount of deferred income tax valuation allowances recorded;
  a $27 million reduction in income taxes due to losses recognized on foreign investments; and
  a $10 million decrease related to additional federal synfuel tax credits recognized.

Income tax expense increased by $149 million in 2001 compared with 2000. This was primarily due to higher pre-tax domestic book income, resulting in $105 million of additional income taxes, and $61 million of deferred income tax valuation allowances recorded on PPL Energy Supply's investment in Brazil and the U.K. (see Note 9 to the Financial Statements). These increases were offset by the recognition of $34 million of federal synfuel tax credits.

Change in Accounting Principle

PPL Energy Supply adopted SFAS 142, "Goodwill and Other Intangible Assets," on January 1, 2002. SFAS 142 requires an annual impairment test of goodwill and other intangible assets that are not subject to amortization. PPL Energy Supply conducted a transition impairment analysis in the first quarter of 2002 and recorded a transition goodwill impairment charge of $150 million. See Note 18 to the Financial Statements for additional information.

In 2001, PPL changed its method of amortizing unrecognized gains or losses in the annual pension expense or income determined under SFAS 87, "Employers' Accounting for Pensions." This change resulted in an allocation to PPL Energy Supply of a cumulative-effect credit of $3 million. Under the old method, the net unrecognized gain or loss in excess of 10% of the greater of the plan's projected benefit obligation or market-related value of plan assets was amortized on a straight-line basis over the estimated average future service period of plan participants. Under the new method, a second corridor is utilized for the net unrecognized gain or loss in excess of 30% of the plan's projected benefit obligation. The net unrecognized gain or loss outside the second corridor is amortized on a straight-line basis over a period equal to one-half of the average future service period of the plan participants. See Note 12 to the Financial Statements for additional information.

These items are reported as "Cumulative Effect of a Change in Accounting Principle" on the Statement of Income.

During 2002, PPL Energy Supply also adopted SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," and EITF 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities." See Note 22 to the Financial Statements for a discussion of the adoption of SFAS 144 and SFAS 145 and see Note 17 for a discussion of the adoption of EITF 02-3.

New Accounting Standards

See Note 22 to the Financial Statements for information on new accounting standards.

Financial Condition

Liquidity

At December 31, 2002, PPL Energy Supply had $149 million in cash and cash equivalents and $928 million of short-term debt. The $810 million increase in short-term debt from December 31, 2001 to December 31, 2002 resulted primarily from the consolidation of WPD's short-term debt as a result of the acquisition of the controlling interest in WPD and the issuance of PPL Energy Supply commercial paper in the fourth quarter (see Note 8 to the Financial Statements for additional information). PPL Energy Supply plans to refinance $389 million of short-term debt at a WPD entity during the first half of 2003 with a debt offering in the U.K.

PPL Energy Supply believes that its cash and cash equivalents, operating cash flows, access to the capital markets and borrowing capacity, taken as a whole, provide sufficient resources to fund ongoing operating requirements and future capital expenditures. PPL Energy Supply's operating cash flow and access to the capital markets can be impacted by economic factors outside of its control. In addition, PPL Energy Supply's borrowing costs can be impacted by short-term and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on PPL's performance as measured by certain credit measures such as interest coverage and leverage ratios. In May 2002, Standard & Poor's (S&P) affirmed the BBB corporate credit rating of PPL Energy Supply and the BBB senior secured debt rating of PPL Montana. The A-2 short-term credit ratings on PPL Energy Supply remained unchanged. The outlook on all ratings was stable.

In September 2002, S&P revised its outlook on PPL Energy Supply and PPL Montana from a stable outlook to a negative outlook. S&P's rating action reflects its view of a weakened credit profile that has resulted primarily from declining wholesale electricity prices and also from setbacks in PPL Energy Supply's international operations, particularly in Brazil. As part of its September 2002 review, S&P affirmed its ratings on PPL Energy Supply following the acquisition of a controlling interest in WPD.

In February 2003, Moody's confirmed the ratings of WPDH Limited and WPD (South Wales) at Baa2 and Baa1, and downgraded WPD LLP from Baa1 to Baa2 and SIUK Capital Trust I from Baa2 to Baa3. The outlook on all ratings was stable. Also in January, S&P completed a review of WPD and affirmed its BBB+ long-term and A-2 short-term corporate credit ratings on WPD Holdings U.K. and related entities, SIUK Limited, WPD (South West) and WPD (South Wales). The outlook remains negative.

PPL Energy Supply expects to access both the capital and commercial paper markets during 2003. PPL Energy Supply cannot provide assurances that any of these funding sources will be available to PPL Energy Supply on acceptable terms.

Cash and cash equivalents are derived from cash from operations, cash from financing activities and cash from investing activities. Net cash from operations in 2002 was $650 million, compared to $605 million in 2001. The $45 million increase in cash provided by operating activities was due to the net effect of increases in net income adjusted to a cash basis (i.e., adding back non-cash items such as depreciation, write-downs of projects and assets, change in accounting principle, etc.), and partially offset by $152 million of turbine cancellation payments, an $89 million decrease in dividends from unconsolidated affiliates and a $50 million payment to terminate a NUG contract. As an asset-backed provider of electricity, the stability of PPL Energy Supply's cash from operations as it relates to the supply of electricity is influenced by the market prices of electricity, the cost of fuel used in the production of electricity and the operational availability of generating units, among other factors.

An important element supporting the stability of PPL Energy Supply's cash from operations is its continuing effort to secure long-term commitments from wholesale and retail customers and long-term fuel supply contracts. Two significant long-term wholesale contracts maintained by PPL EnergyPlus are: a full-requirements, eight-year agreement to supply PPL Electric with estimated peak demand between 6,700 and 7,000 MW for PPL Electric's PLR load and a five-year contract with NorthWestern for 300 MW of around-the-clock electricity supply and 150 MW of on-peak supply. Over 85% of PPL Energy Supply's projected energy margins in 2003 and about 70% of margins through 2007 are expected to come from these long-term contracts.

In 2002, a PPL Energy Supply subsidiary also entered into multi-year tolling agreements with the Long Island Power Authority for about 159 MW of generation that a PPL Energy Supply subsidiary constructed at two Long Island sites. Under these tolling agreements, the PPL Energy Supply subsidiary will convert fuel supplied by the Long Island Power Authority to electricity and will receive payments for use of its facilities. PPL EnergyPlus continues to provide up to 200 MW of supply, for various terms, to large industrial customers in Montana.

PPL EnergyPlus enters into contracts under which it agrees to sell and purchase electricity, natural gas, oil and coal. PPL Energy Supply also enters into contracts designed to lock-in interest rates for future financings or effect changes in its exposure to fixed or floating interest rates. These contracts often provide for cash collateral or other credit enhancement, or reductions or terminations of a portion or the entire contract through cash settlement in the event of a downgrade of PPL Energy Supply or adverse changes in market prices. For example, in addition to limiting its trading ability, if PPL Energy Supply's ratings were lowered to below "investment grade" and energy prices increased by more than 10%, PPL Energy Supply estimates that, based on its December 31, 2002 position, it would have to post collateral of approximately $421 million as compared to $450 million at December 31, 2001. PPL Energy Supply has in place risk management programs that, among other things, are designed to monitor and manage its exposure to volatility of cash flows related to changes in energy prices, interest rates, foreign currency exchange rates, counterparty credit quality and the operational performance of its generating units.

Net cash used in financing activities was $174 million in 2002, compared to $195 million in 2001. Additionally, a commercial paper program at PPL Energy Supply provides for the issuance of up to $1.1 billion of commercial paper and is maintained to meet short-term cash needs. If the existing credit ratings on the commercial paper program were lowered, it is unlikely that there would be sufficient investor demand for the commercial paper. In addition, the amount of commercial paper that could be outstanding under PPL Energy Supply's program is generally limited to the amount of the unused credit lines.

PPL Energy Supply maintains unsecured credit lines of $1.1 billion that are available as a backstop for its commercial paper program or for direct borrowings. PPL Energy Supply's credit lines are also available to issue up to $800 million in letters of credit that may be used for general corporate purposes, including margin requirements resulting from energy contracts. PPL Energy Supply had $374 million of commercial paper outstanding and no borrowings outstanding under its credit line at December 31, 2002, as compared to no commercial paper outstanding or borrowings under its credit line at December 31, 2001. In addition, the lenders in the credit line had issued $47 million of letters of credit on behalf of PPL Energy Supply or its subsidiaries and affiliates at December 31, 2002.

Under its credit lines, PPL Energy Supply must maintain a consolidated debt to capitalization percentage not greater than 65%, and an interest coverage ratio of not less than 2.0 times consolidated earnings before income taxes, depreciation and amortization, in each case as calculated in accordance with the credit lines. At December 31, 2002 and December 31, 2001, PPL Energy Supply's consolidated debt to capitalization percentages, as calculated in accordance with its credit lines, were 35% and 28%. At December 31, 2002 and December 31, 2001, PPL Energy Supply's interest coverage ratios, as calculated in accordance with its credit line, were 7.4 and 13.9. At this time, PPL Energy Supply believes that these covenants and other borrowing conditions will not limit access to these funding sources.

In October 2002, WPD (South West)'s 416 million British pounds sterling short-term facilities were replaced by a 250 million British pounds sterling bridge facility and two revolving credit facilities: a one-year 100 million British pounds sterling credit facility and a five-year 150 million British pounds sterling credit facility. At December 31, 2002, WPD (South West) had outstanding borrowings of $389 million under its bridge facility and $55 million under its credit facilities based on year-end currency exchange rates. The bridge facility is expected to be refinanced with long-term bonds in the first half of 2003.

Under its credit lines, WPD (South West) must maintain an interest coverage ratio of not less than 3.0 times consolidated earnings before income taxes, depreciation and amortization, and the regulatory asset base must be 150 million British pounds sterling greater than total gross debt, in each case as calculated in accordance with the credit lines. At December 31, 2002, WPD (South West)'s interest coverage ratio, as calculated in accordance with its credit lines, was 10.3 and its regulatory asset base exceeded its total gross debt by 491 million British pounds sterling. At this time, PPL believes that these covenants and other borrowing conditions will not limit access to these funding sources.

PPL Energy Supply and its subsidiaries also have available funding sources that are provided through operating leases that are not recorded on the balance sheet. These operating leases provide funds for developing, constructing and operating generation facilities and equipment. Failure to meet the financial and other covenants contained in these operating leases could limit or restrict access to these funds or require early payment of obligations. At this time, PPL Energy Supply believes that these covenants will not limit access to these funding sources.

Under the operating leases entered into to manufacture and construct the natural gas-fired simple-cycle generation facilities, PPL Energy Supply's subsidiaries act as construction agents for the lessor to manufacture the equipment and for construction of the facilities. Upon commercial operation, PPL Energy Supply subsidiaries will operate the facilities, be responsible for all of the costs associated with the operation and maintenance of the facilities and make rental payments to the lessor trusts.

In May 2006, under the terms of the $660 million operating lease for University Park and Sundance which terminates in April 2008, one of PPL Energy Supply's subsidiaries is required to deposit in a cash collateral account an amount equal in cash to approximately 83% of all funded asset costs. Also, PPL Energy Supply guarantees the payment obligations under this operating lease. Accordingly, as guarantor, PPL Energy Supply must meet similar covenant tests as those applied to its credit lines. At December 31, 2002 and December 31, 2001, the outstanding lease balance was $657 million and $454 million.

Under the terms of the $455 million Lower Mt. Bethel operating lease, which terminates no later than September 30, 2014, the PPL Energy Supply subsidiary lessee could be obligated to make payments equal to up to 100% of the lessor's investment and other obligations associated with the facility if the financing is terminated early as a result of a loss, destruction or condemnation of the project, or upon an event of default. In addition, during the lease term, the PPL Energy Supply subsidiary could, subject to certain conditions, purchase the facility from the lessor, offer to assume the outstanding lessor debt associated with the lease or purchase such debt at a premium. Also, PPL Energy Supply guarantees the payment obligations under this operating lease. Accordingly, as guarantor, PPL Energy Supply must meet similar covenant tests as those applied to its credit lines. At December 31, 2002 and December 31, 2001, the outstanding lease balance was $345 million and $116 million.

The PPL Montana Colstrip leases provide two renewal options based on the economic useful life of the generation assets at the end of the 36-year lease term that terminates in 2036. In addition, the lease places certain restriction on PPL Montana's ability to incur additional debt, sell assets and declare dividends. At December 31, 2002 and December 31, 2001, the outstanding debt balance within the lease was $314 million and $334 million.

In addition to the leasing arrangements discussed above, PPL Energy Supply's subsidiaries lease vehicles, office space, land, buildings, personal computers and other equipment under separate lease arrangements. See Note 10 to the Financial Statements for a further discussion of the operating leases.

At December 31, 2002, the estimated contractual cash obligations of PPL Energy Supply were as follows:

Contractual Cash Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Long-term Debt (a)	$2,235	$6	$191	$600	$1,438

Capital Lease Obligations

Operating Leases (b)	1,325	76	232	240	777

Purchase Obligations (c)	2,720	435	855	550	880

Other Long-term Obligations (d)	88	1	1		86

Total Contractual Cash Obligations	$6,368	$518	$1,279	$1,390	$3,181

(a)	Includes principal maturities only.
(b)	Includes current amounts for operating leases in effect and projected amounts for projects under construction.
(c)	The payments reflected herein are subject to change as certain purchase obligations included are estimates based on projected obligated quantities and/or projected pricing under the contracts.
(d)	Includes redemptions of preferred securities.

PPL Energy Supply provides guarantees for certain affiliate financing arrangements that enable certain transactions. Some of the guarantees contain financial and other covenants that, if not met, would limit or restrict the affiliates' access to funds under these financing arrangements, require early maturity of such arrangements or limit PPL Energy Supply's ability to enter into certain transactions. At this time, PPL Energy Supply believes that these covenants will not limit access to the relevant funding sources. At December 31, 2002, the estimated commercial commitments of PPL Energy Supply were as follows:

		Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total Amounts Committed	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years

Lines of Credit

Standby Letters of Credit	$47	$43	$4

Draws Under Lines of Credit	55	55

Guarantees

Debt (a)	925	18	34	$549	$324

Performance

Standby Repurchase Obligations

Other Commercial Commitments

Total Commercial Commitments	$1,027	$116	$38	$549	$324

(a)	Includes guarantees on certain operating lease obligations.

The terms governing the securities, guarantees, lease obligations and other commitments issued by PPL Energy Supply and its subsidiaries contain financial and other covenants that require compliance in order to avoid defaults and accelerations of payments. Further, a change in control under certain of these arrangements would constitute a default and could result in early maturity of such arrangements. In addition, certain of these arrangements restrict the ability of PPL Energy Supply's subsidiaries to pay or declare dividends, issue additional debt, sell assets, or take other actions if certain conditions are not met. At this time, PPL Energy Supply believes that it and its subsidiaries will be able to meet these covenant requirements. In order to meet its maturing obligations in future years, PPL Energy Supply expects that it and its subsidiaries will have to continue to access both the bank and capital markets. The long-term debt and similar securities of PPL Energy Supply and its subsidiaries and their maturities are set forth in the table of Contractual Cash Obligations above.

Net cash used in investing activities in 2002 was $1.1 billion, compared to net cash provided by investing activities of $278 million in 2001. The primary reasons for the $1.4 billion increase in cash used in investing activities were the acquisition of the controlling interest in WPD for $211 million, net of cash acquired, a $260 million increase in loans to affiliates and no repayments of loans by non-consolidated affiliated companies in 2002. Capital expenditures have historically been for acquisitions and to support both existing and construction of new generation, transmission and distribution facilities. PPL Energy Supply's capital investment needs are currently expected to decrease significantly in 2003 due to the substantial completion of its generation construction program. The majority of PPL Energy Supply's 2003 capital requirements will be funded from cash and cash equivalents on hand at December 31, 2002, cash from operations in 2003 and lease commitments previously funded. Any additional capital requirements will be obtained either in the capital or commercial paper markets. (See "Capital Expenditure Requirements" for additional information.)

Risk Management - Energy Marketing & Trading and Other

Market Risk

Background

Market risk is the potential loss PPL Energy Supply may incur as a result of price changes associated with a particular financial or commodity instrument. PPL Energy Supply is exposed to market risk from:

  commodity price risk for energy and energy-related products associated with the sale of electricity from generating assets, the purchase of fuel for the generating assets, and energy trading activities;
  interest rate risk associated with variable-rate debt and the fair value of debt securities invested in by PPL Energy Supply's nuclear decommissioning fund;
  foreign currency exchange rate risk associated with investments in affiliates in Latin America and Europe, as well as purchases of equipment in currencies other than U.S. dollars; and
  equity securities price risk associated with the fair value of equity securities invested in by PPL Energy Supply's nuclear decommissioning fund.

PPL Energy Supply has a comprehensive risk management policy approved by PPL's Board of Directors to manage the market risk described above and counterparty credit risk. (Credit risk is discussed below.) The RMC, comprised of senior management and chaired by the Vice President-Risk Management, oversees the risk management function. Key risk control activities designed to monitor compliance with risk policies and detailed programs include, but are not limited to, credit review and approval, validation of transactions and market prices, verification of risk and transaction limits, sensitivity analyses, and daily portfolio reporting, including open positions, mark-to-market valuations and other risk measurement metrics. In addition, efforts are on-going to develop systems to improve the timeliness, quality and breadth of market and credit risk information.

The forward-looking information presented below provides estimates of what may occur in the future, assuming certain adverse market conditions, due to reliance on model assumptions. Actual future results may differ materially from those presented. These disclosures are not precise indicators of expected future losses, but only indicators of reasonably possible losses.

Contract Valuation

PPL Energy Supply utilizes forwards contracts, futures contracts, options, swaps and tolling agreements as part of its risk management strategy to minimize unanticipated fluctuations in earnings caused by price, interest rate and foreign currency volatility. When available, quoted market prices are used to determine the fair value of a commodity or financial instrument. This may include exchange prices, the average mid-point bid/ask spreads obtained from brokers, or an independent valuation by an external source, such as a bank. However, market prices for energy or energy-related contracts may not be readily determinable because of market illiquidity. If no active trading market exists, contracts are valued using internally developed models. If the contracts are not accounted for under the accrual method of accounting, the valuations are reviewed by an independent, internal group. Although PPL Energy Supply believes that its valuation methods are reasonable, changes in the underlying assumptions could result in significantly different values and realization in future periods.

To record derivatives at their fair value, PPL Energy Supply discounts the forward values using LIBOR. Additionally, PPL Energy Supply reduces derivative assets' carrying value to recognize differences in counterparty credit quality and potential illiquidity in the market:

  The credit adjustment takes into account the bond ratings (and the implied default rates) of the counterparties that have an out-of-the-money position with PPL Energy Supply. The more counterparties that have, for example, a BBB rating instead of an A rating, the larger the adjustment.

  The liquidity adjustment takes into account the fact that it may not be appropriate to value contracts at the midpoint of the bid/ask spread. PPL Energy Supply might have to accept the "bid" price if PPL Energy Supply wanted to close an open sales position or PPL Energy Supply might have to accept the "ask" price if PPL Energy Supply wanted to close an open purchase position.

Accounting and Reporting

PPL Energy Supply follows the provisions of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," and interpreted by DIG issues (together, "SFAS 133") and EITF 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities," to account for contracts entered into to manage market risk. SFAS 133 requires that all derivative instruments be recorded at fair value on the balance sheet as an asset or liability (unless they meet SFAS 133's criteria for exclusion) and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

PPL Energy Supply's short-term derivative contracts are recorded as "Price risk management assets" and "Price risk management liabilities" on the Balance Sheet. Long-term derivative contracts are included in "Other Noncurrent Assets - Other" and "Deferred Credits and Other Noncurrent Liabilities - Other."

PPL Energy Supply adopted the final provisions of EITF 02-3 during the fourth quarter of 2002. As such, PPL Energy Supply now reflects its net realized and unrealized gains and losses associated with all derivatives that are held for trading purposes in the "Net energy trading margins" line on the Statement of Income. Non-derivative contracts that met the definition of energy trading activities as defined by EITF 98-10, "Accounting for Energy Trading and Risk Management Activities" are reflected in the financial statements using the accrual method of accounting. Under the accrual method of accounting, unrealized gains and losses are not reflected in the financial statements. Prior periods have been reclassified. PPL Energy Supply did not need to record a cumulative effect of this change in accounting principle, because all non-derivative energy-related trading contracts had been shown in the financial statements at their amortized cost. This reflected modeling reserves that incorporated the lack of independence in valuing contracts for which there were no external market prices.

Accounting Designation

Energy contracts that do not qualify as derivatives receive accrual accounting. For energy contracts that meet the definition of a derivative, the circumstances and intent existing at the time that energy transactions are entered into determine their accounting designation. These designations are verified by PPL Energy Supply's risk control group on a daily basis. The following is a summary of the guidelines that have been provided to the traders who are responsible for contract designation for derivative energy contracts:

  Any wholesale and retail contracts to sell electricity that are expected to be delivered from PPL Energy Supply's generation are considered "normal." These transactions are not recorded in the financial statements and have no earnings impact until delivery. Most wholesale electricity sales contracts in the eastern and western U.S. markets receive "normal" treatment. The methodology utilized in determining the amount of sales that can be delivered from PPL Energy Supply's generation has been reviewed by the RMC. This calculation predicts the probability that generating units will run based on the current market prices, expected price volatility and dispatch rates, as well as planned and forced outage rates by plant by month. See discussion below about the assumptions used to calculate how much energy is expected from, or required for, generation assets.

  "Trading around the assets" means that PPL EnergyPlus matches a contract to sell electricity, previously to be delivered from PPL Energy Supply generation, with a physical or financial contract to purchase electricity. These contracts can qualify for fair value hedge treatment. When the contracts' terms are identical, there is no earnings impact until delivery. The realized revenues and expenses associated with these contracts are currently recorded gross on the Statement of Income. EITF 02-L, "Reporting Gains and Losses on Derivative Instruments That are Subject to FASB Statement No. 133 and Not Held for Trading Purposes," may, in the future, require that hedges that result in physical delivery be recorded on a net basis.

  Physical electricity purchases needed to meet obligations due to a change in the physical load or generation forecasts are considered "normal."

  Physical electricity purchases that increase PPL Energy Supply's long position and any energy sale or purchase considered a "market call" are speculative, with unrealized gains or losses recorded immediately through earnings.

  Financial electricity transactions, which can be settled in cash, cannot be considered "normal" because they do not require physical delivery. These transactions receive cash flow hedge treatment if they lock in the price PPL Energy Supply will receive or pay for energy expected to be generated or purchased in the spot market. Any unrealized gains or losses on transactions that receive cash flow hedge treatment are recorded in other comprehensive income.

  Physical and financial transactions for gas and oil to meet fuel and retail requirements can receive cash flow hedge treatment if they lock in the price PPL Energy Supply will pay in the spot market. Any unrealized gains or losses on transactions receiving cash flow hedge treatment are recorded in other comprehensive income.

  Option contracts that do not meet the requirements of DIG Issue C15, "Scope Exceptions: Interpreting the Normal Purchases and Normal Sales Exception as an Election," do not receive hedge accounting treatment and are marked to market through earnings.

In addition to energy-related transactions, PPL Energy Supply enters into foreign currency swap contracts to hedge the fair value of firm commitments denominated in foreign currency and net investments in foreign operations. As with energy transactions, the circumstances and intent existing at the time of the transaction determine a contract's accounting designation, which is subsequently verified by PPL Energy Supply's risk control group on a daily basis. The following is a summary of certain guidelines that have been provided to the treasury department, which is responsible for contract designation:

  Transactions to lock in an interest rate prior to a debt issuance are considered cash flow hedges. Any unrealized gains or losses on transactions receiving cash flow hedge treatment are recorded in other comprehensive income and are amortized as a component of interest expense over the life of the debt.
  Transactions entered into to hedge fluctuations in the value of existing debt are considered fair value hedges with no earnings impact until the debt is terminated because the hedged debt is also marked to market.
  Transactions which do not qualify for hedge accounting treatment are marked to market through earnings.

Commodity Price Risk

Commodity price risk is one of PPL Energy Supply's most significant risks due to the level of investment that PPL Energy Supply maintains in its generation assets, coupled with the volatility of prices for energy and energy-related products. Several factors influence price levels and volatilities. These factors include, but are not limited to, seasonal changes in demand, weather conditions, available generating assets within regions, transportation availability and reliability within and between regions, market liquidity, and the nature and extent of current and potential federal and state regulations. To hedge the impact of market price fluctuations on PPL Energy Supply's energy-related assets, liabilities and other contractual arrangements, PPL EnergyPlus sells and purchases physical energy at the wholesale level under FERC market-based tariffs throughout the U.S. and enters into financial exchange-traded and over-the-counter contracts. Because of the generating assets PPL Energy Supply owns or controls, the majority of PPL Energy Supply's energy transactions qualify for accrual or hedge accounting.

Within PPL Energy Supply's hedge portfolio, the decision to enter into energy contracts hinges on the expected value of PPL Energy Supply's generation. To address this risk, PPL Energy Supply takes a conservative approach in determining the number of MWhs that are available to be sold forward. In this regard, PPL Energy Supply reduces the maximum potential output that a plant may produce by three factors - planned maintenance, forced outage and economic conditions. The potential output of a plant is first reduced by the amount of unavailable generation due to planned maintenance on a particular unit. Another reduction, representing the unforced outage rate, is the amount of MWhs that historically are not produced by a plant due to such factors as equipment breakage. Finally, the potential output of certain plants (like peaking units) are reduced because their higher cost of production will not allow them to economically run during all hours.

PPL Energy Supply's non-trading portfolio also includes full requirements energy contracts. The obligation to serve these contracts changes minute by minute. PPL Energy Supply analyzes historical on-peak and off-peak usage patterns, as well as spot prices and weather patterns, to determine a monthly level of block electricity that best fits the usage patterns in order to minimize earnings volatility. On a forward basis, PPL Energy Supply reserves a block amount of generation for full requirements energy contracts that is expected to be the best match with their anticipated usage patterns and energy peaks. Anticipated usage patterns and peaks are affected by expected load growth, regional economic drivers and seasonality.

Because of PPL Energy Supply's efforts to hedge the value of the energy from its generation assets, PPL Energy Supply has open contractual positions. If PPL Energy Supply were unable to deliver firm capacity and energy under its agreements, under certain circumstances it would be required to pay damages. These damages would be based on the difference between the market price to acquire replacement capacity or energy and the contract price of the undelivered capacity or energy. Depending on price volatility in the wholesale energy markets, such damages could be significant. Extreme weather conditions, unplanned power plant outages, transmission disruptions, non-performance by counterparties (or their counterparties) with which it has power contracts and other factors could affect PPL Energy Supply's ability to meet its firm capacity or energy obligations, or cause significant increases in the market price of replacement capacity and energy. Although PPL Energy Supply attempts to mitigate these risks, there can be no assurance that it will be able to fully meet its firm obligations, that it will not be required to pay damages for failure to perform, or that it will not experience counterparty non-performance in the future.

As of December 31, 2002, PPL Energy Supply estimated that a 10% adverse movement in market prices across all geographic areas and time periods would have decreased the value of the commodity contracts in its non-trading portfolio by approximately $146 million, as compared to a decrease of $84 million at December 31, 2001. However, the change in the value of the non-trading portfolio would have been substantially offset by an increase in the value of the underlying commodity, the electricity generated, because these contracts serve to reduce the market risk inherent in the generation of electricity. Additionally, the value of PPL Energy Supply's unsold generation would be improved. Because PPL Energy Supply's electricity portfolio is generally in a net sales position, the adverse movement in prices is usually an increase in prices. Conversely, because PPL Energy Supply's commodity fuels portfolio is generally in a net purchase position, the adverse movement in prices is usually a decrease in prices. If both of these scenarios happened, the implied margins for the unsold generation would increase.

PPL Energy Supply also executes energy contracts to take advantage of market opportunities. As a result, PPL Energy Supply may at times create a net open position in its portfolio that could result in significant losses if prices do not move in the manner or direction anticipated. The margins from these trading activities are shown in the Statement of Income as "Net energy trading margins."

PPL Energy Supply's trading contracts mature at various times through 2006. The following chart sets forth PPL Energy Supply's net fair market value of trading contracts as of December 31, 2002.

Gains/(Losses)

Fair value of contracts outstanding at the beginning of the year	$(5)

Contracts realized or otherwise settled during the year	5

Fair value of new contracts at inception	(13)

Other changes in fair values	7

Fair value of contracts outstanding at the end of the year	$(6)

During 2002, PPL Energy Supply reversed net losses of approximately $5 million related to contracts entered into prior to January 1, 2002. This amount does not reflect intra-year contracts that were entered into and settled during the period.

The fair value of new contracts at inception is usually zero, because they are entered into at current market prices. However, when PPL Energy Supply enters into an option contract, a premium is paid or received. PPL Energy Supply paid $13 million during 2002 for these option contracts.

"Other changes in fair values," a gain of approximately $7 million, represent changes in the market value of contracts outstanding at the end of 2002.

As of December 31, 2002, the net loss on PPL Energy Supply's trading activities expected to be recognized in earnings during the next three months is approximately $2 million.

The following chart segregates estimated fair values of PPL Energy Supply's trading portfolio at December 31, 2002, based on whether the fair values are determined by quoted market prices or other more subjective means.

	Fair Value of Contracts at Period-End Gains/(Losses)
	Maturity Less Than 1 year	Maturity 1-3 years	Maturity 4-5 years	Maturity in Excess of 5 Years	Total Fair Value

Source of Fair Value

Prices actively quoted	$1				$1

Prices provided by other external sources	3				3

Prices based on models and other valuation methods	(10)				(10)

Fair value of contracts outstanding at the end of the period	$(6)				$(6)

The "Prices actively quoted" category includes the fair value of exchange-traded natural gas futures contracts quoted on the New York Mercantile Exchange (NYMEX). The NYMEX has currently quoted prices through February 2009.

The "Prices provided by other external sources" category includes PPL Energy Supply's forward positions and options in natural gas and power and natural gas basis swaps at points for which over-the-counter (OTC) broker quotes are available. The fair value of electricity positions recorded above use the midpoint of the bid/ask spreads obtained through OTC brokers. On average, OTC quotes for forwards and swaps of natural gas and power extend one and two years into the future.

The "Prices based on models and other valuation methods" category includes the value of transactions for which an internally developed price curve was constructed as a result of the long-dated nature of the transaction or the illiquidity of the market point, or the value of options not quoted by an exchange or OTC broker. Additionally, this category includes "strip" transactions whose prices are obtained from external sources and then modeled to monthly prices as appropriate.

As of December 31, 2002, PPL Energy Supply estimated that a 10% adverse movement in market prices across all geographic areas and time periods would have decreased the value of the commodity contracts in its trading portfolio by $7 million, compared to an insignificant amount at December 31, 2001.

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

At December 31, 2002, PPL Energy Supply's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was estimated at $1 million, compared to $4 million at December 31, 2001.

PPL Energy Supply is also exposed to changes in the fair value of its debt portfolio. At December 31, 2002, PPL Energy Supply estimated that its potential exposure to a change in the fair value of its debt portfolio, through a 10% adverse movement in interest rates, was $79 million, compared to $2 million at December 31, 2001.

PPL utilizes various risk management instruments to reduce PPL Energy Supply's exposure to adverse interest rate movements for future anticipated financings. While PPL Energy Supply is exposed to changes in the fair value of these instruments, they are designed such that any economic loss in value should be offset by interest rate savings at the time the future anticipated financing is completed. At December 31, 2002 and 2001, PPL Energy Supply had not entered into any such instruments.

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

During the first quarter of 2001, PPL entered into contracts for the forward purchase of 51 million euros to pay for certain equipment in 2002 and 2003. The estimated value of these forward purchases as of December 31, 2002, being the amount PPL would receive to terminate them, was $4 million.

During the second and third quarters of 2002, PPL executed forward sale transactions, maturing in March 2003, for 50 million British pounds sterling to hedge a portion of its net investment in WPDH Limited. The estimated value of these agreements as of December 31, 2002, being the amount PPL would have to pay to terminate them, was $1 million.

Nuclear Decommissioning Fund - Securities Price Risk

In connection with certain Nuclear Regulatory Commission requirements, PPL Susquehanna maintains trust funds to fund certain costs of decommissioning the Susquehanna station. As of December 31, 2002, these funds were invested primarily in domestic equity securities and fixed-rate, fixed-income securities and are reflected at fair value on PPL Energy Supply's Balance Sheet. The mix of securities is designed to provide returns to be used to fund Susquehanna's decommissioning and to compensate for inflationary increases in decommissioning costs. However, the equity securities included in the trusts are exposed to price fluctuation in equity markets, and the values of fixed-rate, fixed-income securities are exposed to changes in interest rates. PPL Susquehanna actively monitors the investment performance and periodically reviews asset allocation in accordance with its nuclear decommissioning trust policy statement. At December 31, 2002, a hypothetical 10% increase in interest rates and a 10% decrease in equity prices would have resulted in an estimated $16 million reduction in the fair value of the trust assets, as compared to a $17 million reduction at December 31, 2001.

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

Credit Risk

Credit risk relates to the risk of loss that PPL Energy Supply would incur as a result of non-performance by counterparties of their contractual obligations. PPL Energy Supply maintains credit policies and procedures with respect to counterparties (including requirements that counterparties maintain certain credit ratings criteria) and requires other assurances in the form of credit support or collateral in certain circumstances in order to limit counterparty credit risk. However, PPL Energy Supply has concentrations of suppliers and customers among electric utilities, natural gas distribution companies and other energy marketing and trading companies. These concentrations of counterparties may impact PPL Energy Supply's overall exposure to credit risk, either positively or negatively, in that counterparties may be similarly affected by changes in economic, regulatory or other conditions. As discussed above under "Accounting and Reporting," PPL Energy Supply records certain non-performance reserves to reflect the probability that a counterparty with contracts that are out of the money (from the counterparty's standpoint) will default in its performance, in which case PPL Energy Supply would have to sell into a lower-priced market or purchase from a higher-priced market. These reserves are reflected in the fair value of assets recorded in "Price risk management assets" on the Balance Sheet. PPL Energy Supply has also established a reserve with respect to certain sales to the California ISO for which PPL Energy Supply has not yet been paid, as well as a reserve related to PPL Energy Supply's exposure as a result of the Enron bankruptcy, which is reflected in "Accounts receivable" on the Balance Sheet. See Notes 14 and 17 to the Financial Statements.

Related Party Transactions

PPL Energy Supply is not aware of any material ownership interests or operating responsibility by senior management of PPL Energy Supply or its subsidiaries in outside partnerships, including leasing transactions with variable interest entities, or other entities doing business with PPL Energy Supply.

Capital Expenditure Requirements

The schedule below shows PPL Energy Supply's current capital expenditure projections for the years 2003-2007 and actual spending for the year 2002:

	Actual	----------------------Projected------------------------
	2002	2003	2004	2005	2006	2007

Construction expenditures (a) (b)

Generating facilities (c)	$897	$311	$175	$251	$128	$142

Transmission and distribution facilities	113	183	179	173	167	185

Environmental	20	5	5	12	50	96

Other	28	29	21	18	16	14

Total Construction Expenditures	1,058	528	380	454	361	437

Nuclear fuel	52	54	56	58	60	60

Total Capital Expenditures	$1,110	$582	$436	$512	$421	$497

(a)	Construction expenditures include capitalized interest, which is expected to be less than $6 million in each of the years 2003-2007.
(b)	This information excludes any equity investments by PPL Global for new projects.
(c)	Generating facilities include assets financed through off-balance sheet synthetic leases as follows: 2002, $494 million; 2003, $109 million; and 2004, $7 million. Financing for these facilities is already secured.

PPL Energy Supply's capital expenditure projections for the years 2003-2007 total about $2.4 billion. Capital expenditure plans are revised periodically to reflect changes in conditions.

Acquisitions and Development

From time-to-time, PPL Energy Supply and its subsidiaries are involved in negotiations with third parties regarding acquisitions, joint ventures and other arrangements which may or may not result in definitive agreements. See Note 9 to the Financial Statements for information regarding recent acquisitions and development activities.

At December 31, 2002, PPL Global had investments in foreign facilities, including consolidated investments in WPD, Emel, EC and others. See Note 3 to the Financial Statements for information on unconsolidated investments accounted for under the equity method.

At December 31, 2002, PPL Energy Supply had domestic generation projects under development which would provide 690 MW of additional generation.

PPL Energy Supply is continuously reexamining development projects based on market conditions and other factors to determine whether to proceed with these projects, sell them, cancel them, expand them, execute tolling agreements or pursue other opportunities.

Environmental Matters

See Note 14 to the Financial Statements for a discussion of environmental matters.

Competition

See Note 14 to the Financial Statements for information on the FERC Notice of Proposed Rulemaking entitled "Remedying Undue Discrimination through Open Access Transmission Service and Standard Electricity Market Design."

Application of Critical Accounting Policies

PPL Energy Supply's financial condition and results of operations are impacted by the methods, assumptions and estimates used in the application of critical accounting policies. The following accounting policies are particularly important to the financial condition or results of operations of PPL Energy Supply, and require estimates or other judgments of matters inherently uncertain. Changes in the estimates or other judgments included within these accounting policies could result in a significant change to the information presented in the financial statements. (These accounting policies are also discussed in Note 1 to the Financial Statements.) PPL's senior management has reviewed these critical accounting policies, and the estimates and assumptions regarding them, with its Audit Committee. In addition, PPL's senior management has reviewed the following disclosures regarding the application of these critical accounting policies with the Audit Committee.

  Price Risk Management

  See "Risk Management - Energy Marketing & Trading and Other" in Financial Condition.

  Pension and Other Postretirement Benefits

As described in Note 12 to the Financial Statements, PPL Energy Supply subsidiaries sponsor various pension and other postretirement plans and participate in, and are allocated a significant portion of the liability and net periodic pension cost of the PPL Retirement Plan and the PPL Postretirement Benefit Plan. PPL and PPL Energy Supply follow the guidance of SFAS 87, "Employers' Accounting for Pensions," and SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," when accounting for these benefits. Under these accounting standards, assumptions are made regarding the valuation of benefit obligations and the performance of plan assets. Delayed recognition of differences between actual results and expected or estimated results is a guiding principle of these standards. This delayed recognition of actual results allows for a smoothed recognition of changes in benefit obligations and plan performance over the working lives of the employees who benefit under the plans. The primary assumptions are as follows:

  Discount Rate - The discount rate is used in calculating the present value of benefits, which are based on projections of benefit payments to be made in the future.
  Expected Return on Plan Assets - Management projects the future return on plan assets based principally on prior performance. These projected returns reduce the net benefit costs the company will record currently.
  Rate of Compensation Increase - Management projects employees' annual pay increases, which are used to project employees' pension benefits at retirement.
  Health Care Cost Trend Rate - Management projects the expected increases in the cost of health care.

During 2002, PPL and PPL Energy Supply made changes to their assumptions related to the discount rate, the expected return on plan assets, the rate of compensation increase and the health care cost trend rate. Management consults with its actuaries when selecting each of these assumptions.

In selecting discount rates, PPL and PPL Energy Supply consider fixed-income security yield rates. At December 31, 2002, PPL and PPL Energy Supply decreased the discount rate for their domestic plans from 7.25% to 6.75% as a result of decreased fixed-income security returns. For its international plans, PPL Energy Supply used a discount rate of 5.75% at December 31, 2002.

In selecting an expected return on plan assets, PPL and PPL Energy Supply consider past performance and economic forecasts for the types of investments held by the plan. At December 31, 2002, PPL and PPL Energy Supply decreased the expected return on plan assets for their domestic pension plans from 9.2% to 9.0% as a result of continued declines in equity and fixed-income security returns. For its international plans, PPL Energy Supply used a weighted average of 8.31% as the expected return on plan assets at December 31, 2002.

In selecting a rate of compensation increase, PPL and PPL Energy Supply consider past experience in light of movements in inflation rates. At December 31, 2002, PPL and PPL Energy Supply decreased the rate of compensation increase from 4.25% to 4.0% for their domestic plans. For its international plans, PPL Energy Supply used 3.75% as the rate of compensation increase at December 31, 2002.

In selecting health care cost trend rates, PPL and PPL Energy Supply consider past performance and forecasts of health care costs. At December 31, 2002, PPL and PPL Energy Supply increased their previous health care cost trend rates. The previous rates were 7.0% for 2002, gradually declining to 6% in 2006. The new rates are 12% for 2003, gradually declining to 5.0% for 2010. These changes are based upon continued increases in health care costs.

A variance in the assumptions listed above could have a significant impact on projected benefit obligations, accrued pension and other postretirement benefit liabilities, reported annual net periodic pension and other postretirement benefit cost and other comprehensive income (OCI). The following chart reflects the sensitivities associated with a change in certain assumptions. While the chart below reflects either an increase or decrease in each assumption, PPL, PPL Energy Supply and their actuaries expect that the inverse of this change would impact the projected benefit obligation, accrued pension and other postretirement benefit liabilities, reported annual net periodic pension and other postretirement benefit cost and OCI by a similar amount in the opposite direction. Each sensitivity below reflects an evaluation of the change based solely on a change in that assumption.

	Increase/(Decrease)
Actuarial Assumption	Change in Assumption	Impact on Obligation	Impact on Liabilities (a)	Impact on Cost	Impact on OCI

Discount Rate	(0.25)%	$85	$3	$3	$63

Expected Return on Plan Assets	(0.25)%	N/A	7	7

Rate of Compensation Increase	0.25%	13	2	2

Health Care Cost Trend Rate (b)	1.0%	6	1	1	N/A

(a)	Excludes the impact of additional minimum liability
(b)	Only impacts other postretirement benefits

At December 31, 2002, PPL Energy Supply had been allocated and recognized accrued pension and other postretirement benefit liabilities totaling $355 million, included in "Deferred Credits and Other Noncurrent Liabilities - Other" on the Balance Sheet. The $355 million liability represented a $278 million increase over the $77 million liability that was recorded at December 31, 2001. The increased liability was primarily due to the liabilities recorded for the WPD pension plans acquired in 2002.

In 2002, PPL Energy Supply was allocated and recognized net periodic pension and other postretirement income credited to operating expenses of $58 million. This amount represents a $50 million increase over the credit recognized during 2001. This increase was primarily due to pension income recognized from the WPD pension plans, partially offset by the reduction of pension earnings associated with the remeasurement of the projected benefit obligation and recognition of a decline in asset value for PPL's primary domestic pension plan during 2002.

As a result of the plans' asset return experience and decreases in the assumed discount rate at December 31, 2002, PPL Energy Supply was required to recognize additional minimum pension liabilities totaling $466 million, as prescribed by SFAS 87. Recording these liabilities resulted in a reduction in equity through charges to OCI, net of taxes and unrecognized prior service costs, of $297 million, with no effect on net income. The charges to OCI will reverse in future periods if the fair value of trust assets exceeds the accumulated benefit obligation.

Refer to Note 12 to the Financial Statements for additional information regarding pension and other postretirement benefits.

  Asset Impairment

PPL Energy Supply and its subsidiaries review long-lived assets for impairment when events or circumstances indicate carrying amounts may not be recoverable. Assets subject to this review, for which impairments have been recorded in 2002 or prior years, include international equity investments, new generation assets, consolidated international energy projects and goodwill.

PPL Energy Supply performs impairment analyses for tangible long-lived assets in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." For long-lived assets to be held and used, SFAS 144 requires companies to (a) recognize an impairment loss only if the carrying amount is not recoverable from undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. Refer to Note 22 to the Financial Statements for additional information on SFAS 144.

In determining asset impairments, management must make significant judgments and estimates to calculate the fair value of an investment. Fair value is developed through consideration of several valuation methods including comparison to market multiples, comparison of similar recent sales transactions, comparison to replacement cost and discounted cash flow. Discounted cash flow is calculated by estimating future cash flow streams, applying appropriate discount rates to determine the present values of the cash flow streams, and then assessing the probability of the various cash flow scenarios. The impairment is then recorded based on the excess of the carrying value of the investment over fair value. Changes in assumptions and estimates included within the impairment reviews could result in significantly different results than those identified and recorded in the financial statements.

During 2002, PPL Energy Supply and its subsidiaries evaluated certain international investments and gas-fired generation assets for impairment, as events and circumstances indicated that the carrying value of these investments may not be recoverable. The events that led to these impairment reviews were as follows:

  CEMAR: A prolonged drought that caused electricity rationing, an unfavorable regulatory environment and disruption of Brazil's electricity markets all indicated that the future cash flow stream would be adversely impacted. In addition, CEMAR failed to pay certain of its creditors for obligations when due, and ANEEL denied CEMAR's request for a rate-increase review and denied the request for transfer of PPL Energy Supply's equity interest in CEMAR to Franklin Park Energy.
  New gas-fired generation assets: Current wholesale energy prices have adversely impacted margins for 2002 and could continue to do so beyond 2002. Based upon current energy price levels, there is a risk that PPL Energy Supply may be unable to recover its investment in new gas-fired generation facilities.

PPL Energy Supply recorded an impairment charge of $100 million in 2002, for the remaining value of its investment in CEMAR. PPL Energy Supply had already recorded an impairment charge of $179 million for its investment in CEMAR in 2001. The most significant assumption used in assessing the CEMAR impairment was the estimated future cash flow. Due to the significant financial and political difficulties facing CEMAR and PPL Energy Supply's commitment to exit the business, the determination was made that there was no value remaining in the investment. Based on the circumstances surrounding this investment, PPL Energy Supply does not believe there is any variability in this assumption.

PPL Energy Supply did not record an impairment of its new gas-fired generation assets that were in-service in 2002. For these impairment analyses, the most significant assumption was the estimate of future cash flows. For the impairment analyses of its in-service gas-fired generation assets, PPL Energy Supply estimates future cash flow using information from its corporate business plan adjusted for any recent sales or purchase commitments. Key factors that impact cash flows include projected prices for electricity and gas as well as firm sales and purchase commitments. A 10% change in estimated future cash flow for any of PPL Energy Supply's in-service gas-fired generation assets would not result in an impairment charge.

In November 2002, due to low energy price curves, the absence of a tolling agreement for the site, and delays in obtaining permits, the completion of the Kings Park project became uncertain. Due to this uncertainty and the absence of other viable projects, the costs of the turbines and SCRs that were planned for deployment at Kings Park were determined to not be recoverable from expected undiscounted cash flows. To determine the amount of the impairment, PPL Energy Supply estimated the fair value of the turbines and SCRs based upon replacement costs of similar assets. This resulted in the recognition of a $26 million, after-tax, impairment charge. The most significant assumption related to the asset impairment was the estimate of replacement cost. A 10% change in the estimate of replacement costs would have increased or decreased the impairment charge by $3 million after-tax.

In January 2003, PPL Energy Supply decided to seek a buyer and not proceed with the development of the Kings Park project.

In 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets," which eliminates the amortization of goodwill and other acquired intangible assets with indefinite economic useful lives. SFAS 142 requires an annual impairment test of goodwill and other intangible assets that are not subject to amortization. PPL Energy Supply adopted SFAS 142 on January 1, 2002.

A transition impairment test was completed in the first quarter of 2002. As a result of this impairment test, PPL Energy Supply recognized a goodwill impairment charge of $150 million related to the Latin American reporting unit, which is reported as a "Cumulative Effect of a Change in Accounting Principle" on the Statement of Income. PPL Energy Supply completed its annual goodwill impairment test in the fourth quarter of 2002. This test did not result in an additional impairment. PPL Energy Supply's most significant assumptions surrounding the goodwill impairment relate to the determination of fair value. PPL Energy Supply determined fair value based upon discounted cash flow. A variance in the forecasted cash flow or discount rate could have a significant impact on the amount of the impairment charge recorded. The following chart reflects the sensitivities associated with a change in these assumptions. Each sensitivity below reflects an evaluation of the change based solely on a change in that assumption.

Increase / (Decrease)
	Change in Assumption	Impact on Transition Impairment	Impact on Annual Impairment

Forecasted Cash Flow	10/(10)%	$(48)/48	$0/15

Discount Rate	1/(1)%	$33/(36)	No Impact
  Leasing

PPL Energy Supply applies the provisions of SFAS 13, "Accounting for Leases," to all leasing transactions. In addition, PPL Energy Supply applies the provisions of numerous other accounting pronouncements issued by the FASB and the EITF that provide specific guidance and additional requirements related to accounting for various leasing arrangements. In general, there are two types of leases from a lessee's perspective: operating leases - leases accounted for off-balance sheet and capital leases - leases capitalized on the balance sheet.

In accounting for leases, management makes various assumptions, including the discount rate, the fair market value of the leased assets and the estimated useful life, in determining whether a lease should be classified as operating or capital. Changes in these assumptions could result in the difference between whether a lease is determined to be an operating lease or a capital lease, thus significantly impacting the amounts to be recognized in the financial statements.
In addition to uncertainty inherent in management's assumptions, leasing transactions and the related accounting rules become increasingly complex when they involve: sale/leaseback accounting (leasing transactions where the lessee previously owned the leased assets), synthetic leases (leases that qualify for operating lease treatment for book accounting purposes and financing treatment for tax accounting purposes), lessee involvement in the construction of leased assets and/or special purpose entities (SPEs) (entities created for the specific purpose of owning the property, plant and equipment and incurring the related financing obligation). Current GAAP requires that SPEs be consolidated if several conditions exist, including if the owners of the SPEs have not made an initial substantive residual equity capital investment that is at risk during the entire lease term. The consolidation of an SPE lessor by the lessee has a very similar financial result as a lease that is accounted for as a capital lease, that is, the leased assets and the related financing obligations are recorded on the lessee's balance sheet.

At December 31, 2002, PPL Energy Supply subsidiaries participated in one significant sale/leaseback transaction involving unconsolidated SPEs and two significant synthetic lease transactions involving unconsolidated SPEs. Each of these transactions has been accounted for as an operating lease. In accordance with current GAAP, these SPEs were not consolidated by PPL Energy Supply because the equity owners (entities unrelated to PPL Energy Supply and its subsidiaries) contributed and maintain a minimum of 3% equity interest throughout the life of the SPEs.

Sale/Leaseback

In July 2000, PPL Montana sold its interest in the Colstrip generating plant to owner lessors who are leasing the assets back to PPL Montana under four 36-year operating leases. This transaction is accounted for as an operating lease in accordance with current rules related to sale/leaseback arrangements. If for any reason this transaction did not meet the requirements for off-balance sheet operating lease treatment as a sale/leaseback, PPL Energy Supply would have approximately $343 million of additional assets and liabilities recorded on its balance sheet at December 31, 2002 and would have recorded additional expenses currently estimated at $10 million, after-tax, in 2002.

Synthetic Leases

In May 2001, a PPL Global subsidiary entered into a lease arrangement, as lessee, for the development, construction and operation of commercial power generation facilities. This arrangement covers the 540 MW gas-powered University Park project near University Park, Illinois, and the 450 MW gas-powered Sundance project near Coolidge, Arizona. In July 2002, these facilities were substantially complete and the initial lease term commenced.

In December 2001, a PPL Global subsidiary entered into a lease arrangement, as lessee, for the development, construction and operation of a 600 MW gas-fired combined-cycle generation facility located in Lower Mt. Bethel Township, Northampton County, Pennsylvania. The initial lease term is approximately 10 years, beginning on the date of commercial operation, which is expected to occur in late 2003.

Both of these leases are accounted for as operating leases in accordance with current accounting requirements. If for any reason these transactions did not meet the requirements for off-balance sheet operating lease treatment, PPL Energy Supply would have approximately $1.1 billion of additional assets and liabilities recorded on its balance sheet at December 31, 2002 and would have recorded additional expenses currently estimated at $5 million, after-tax, in 2002.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." FIN 46 clarifies that variable interest entities (VIEs), as defined therein, that do not disperse risks among the parties involved should be consolidated by the entity that is determined to be the primary beneficiary. PPL Energy Supply currently believes that the lessors involved in its leases for the Sundance, University Park and Lower Mt. Bethel generating facilities, discussed above, will be considered VIEs under FIN 46 and that PPL Energy Supply would be the primary beneficiary. PPL Energy Supply is currently evaluating whether these leasing arrangements can be restructured such that they would still qualify as off-balance sheet operating leases under the new rules. If PPL Energy Supply does not restructure these leases, PPL Energy Supply believes that it will be required to consolidate the financial statements of the lessors. The principal impact from such consolidation would be the inclusion of the generating facilities as assets and the lease financing as liabilities in the consolidated balance sheet of PPL Energy Supply. PPL Energy Supply does not currently believe that the lessors in the PPL Montana sale/leaseback will be determined to be VIEs in which PPL Energy Supply will be the primary beneficiary. Therefore, PPL Energy Supply does not expect to consolidate the financial statements of these lessors. PPL Energy Supply must adopt FIN 46 for all of these leases no later than the first interim period beginning after June 15, 2003.

See Note 10 to the Financial Statements for additional information related to operating leases and Note 22 for additional information related to FIN 46.

  Loss Accruals

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

For loss contingencies, the loss must be accrued if (1) information is available that indicates it is "probable" that the loss has been incurred, given the likelihood of the uncertain future events and (2) the amount of the loss can be reasonably estimated. FASB defines "probable" as cases in which "the future event or events are likely to occur." SFAS 5 does not permit the accrual of gain contingencies under any circumstances.

The accrual of a loss contingency involves considerable judgment on the part of management. The accounting aspects of loss accruals include: (1) the initial identification and recording of the loss accrual and (2) the determination of a triggering event for reducing a recorded loss accrual and the on-going assessment as to whether a recorded loss accrual is reasonable.

Initial Identification and Recording of the Loss Accrual

PPL Energy Supply uses its internal expertise and outside experts (such as lawyers, tax specialists and engineers), as necessary, to help estimate the probability that a loss has been incurred and the amount (or range) of the loss.

Throughout 2002, PPL Energy Supply assessed potential loss accruals for environmental remediation, litigation claims, regulatory penalties and other events. There were no material events identified for which a loss was probable and for which the loss could be reasonably estimated. Therefore, there were no material loss accruals recorded in 2002 using the SFAS 5 criteria.

However, PPL Energy Supply has identified certain events which could give rise to a loss, but which do not meet the conditions for accrual under SFAS 5. SFAS 5 requires disclosure, but not a recording, of potential losses when it is "reasonably possible" that a loss has been incurred. FASB defines "reasonably possible" as cases in which "the chance of the future event or events occurring is more than remote but less than likely."

See Note 14 to the Financial Statements for disclosure of potential loss accruals, most of which have not met the criteria for accrual under SFAS 5. Such disclosures include, among others, the Montana Power shareholders' litigation, a lawsuit regarding the Colstrip transmission system and any potential adverse outcome related to the PJM Market Monitor report.

Reducing Recorded Loss Accruals and On-Going Assessment

When a loss accrual is recorded, PPL Energy Supply identifies the triggering event for subsequently reducing the loss accrual. Also, PPL Energy Supply periodically reviews the loss accrual to assure that the recorded potential loss exposure is reasonable.

The largest contingency currently on PPL Energy Supply's balance sheet is the loss accrual for above-market NUG purchase commitments, being the difference between the above-market contract terms and the fair value of electricity. This loss accrual was originally recorded at $854 million in 1998, when PPL Electric's generation business was deregulated. Under regulatory accounting, PPL Electric recorded the above-market cost of the purchases from NUGs as part of its purchased power costs on an as-incurred basis, since these costs were recovered in regulated rates. When the generation business was deregulated, the loss contingency associated with the commitment to make above-market NUG purchases was recorded. This loss accrual for the above-market portion of NUG purchase commitments was recorded because it was probable that the loss had been incurred and the estimate of future energy prices could be reasonably determined, using the then forward prices of electricity and capacity. This loss accrual was transferred to PPL EnergyPlus in the July 1, 2000 corporate realignment. The above-market loss accrual was $427 million at December 31, 2002.

When the loss accrual related to NUG purchases was recorded in 1998, PPL Electric established the triggering events for when the loss accrual would be reduced. A schedule was established to reduce the liability based on projected purchases over the lives of the NUG contracts. All but one of the NUG contracts expire by 2009, with the last one ending in 2014. PPL EnergyPlus reduces the above-market NUG liability based on the aforementioned schedule. As PPL EnergyPlus reduces the liability for the above-market NUG purchases, it offsets the actual cost of NUG purchases, thereby bringing the net power purchase expense more in line with market prices.

PPL EnergyPlus assessed the remaining $427 million above-market liability at December 31, 2002, comparing the projected electricity purchases under the terms of the NUG contracts, with the purchases assuming projected market prices for the energy. This assessment was based on projected PJM market prices, including capacity, through 2014, as comprehended in the current business plan of PPL EnergyPlus. The assessment also used sensitivities around the market prices, adjusting such prices upwards and downwards by 10%.

The assessment is dependent on the market prices of energy and the estimated output levels of the NUGs. Market prices of energy are dependent on many variables, including growth in electricity demand in PJM, available generation, and changes in regulatory and economic conditions. Accordingly, market price sensitivities were used in the assessment. If estimated market prices were adjusted upwards by 10% in each of the years from 2003 through 2014, the accrual for the above-market NUG purchase commitments would be approximately $401 million. Conversely, if estimated market prices were adjusted downwards by 10% during the remaining term of the NUG contracts, the accrual for the above-market NUG purchase commitments would be purchased at approximately $501 million. The recorded above-market liability of $427 million at December 31, 2002 falls within the range calculated in the year-end assessment. As noted above, it is very difficult to estimate future electricity prices, which are dependent on many variables and subject to significant volatility. PPL Energy Supply's management believes that the current recorded NUG above-market liability was fairly stated at December 31, 2002.

Other Information

PPL's Audit Committee has approved the independent auditor to provide the following services:

  Audit and audit-related services (including services in connection with statutory and regulatory filings, reviews of offering documents and registration statements, employee benefit plan audits and internal control reviews);
  Certain tax consulting and advisory services for projects commenced prior to December 31, 2002; and,
  Other services permitted by the Sarbanes-Oxley Act of 2002 and SEC rules.

PPL ELECTRIC UTILITIES CORPORATION
ITEM 7. REVIEW OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Terms and abbreviations appearing here are explained in the glossary. Dollars are in millions, unless otherwise noted.

Results of Operations

The following discussion explains significant changes in principal items on the Statement of Income comparing 2002 to 2001, and 2001 to 2000. Certain items on the Statement of Income have been impacted by the corporate realignment undertaken by PPL and PPL Electric effective July 1, 2000. See Note 19 to the Financial Statements for information regarding the corporate realignment.

The Statement of Income of PPL Electric for 2002, 2001 and the last six months of 2000 include the results of its post-realignment activities (the transmission and distribution of electricity in its service territory and the supply of electricity as a PLR in this territory under Pennsylvania's Customer Choice Act). The results for the first six months of 2000 also include PPL Electric's former electric generation and unregulated wholesale and retail marketing functions. When discussing significant changes from 2000 to 2001, the estimated results of operations of the electric generation and unregulated marketing assets for the first six months of 2000 are eliminated for purposes of comparability.

Earnings

The changes in net income from year to year were, in part, attributable to several unusual items with significant earnings impacts as shown below. The table below reconciles net income to income from core operations, after eliminating the impact of unusual items. Income from core operations should not be considered as an alternative to net income, which is an indicator of operating performance determined in accordance with GAAP. PPL Electric believes that income from core operations, although a non-GAAP measure, is also useful and meaningful to investors because it provides them with PPL Electric's underlying earnings performance as another criterion in making their investment decisions. PPL Electric's management also uses income from core operations in measuring certain corporate performance goals. Other companies may use different measures to present financial performance.

	2002	2001	2000

Net income	$39	$119	$261

Unusual items (net of tax):

Workforce reduction (Note 21)	(19)

Accounting method change - pensions (Note 12)		5

Environmental insurance recoveries			24

Income from core operations	$58	$114	$237

The decrease in core earnings in 2001 compared with 2000 was primarily due to the corporate realignment completed on July 1, 2000. After eliminating the estimated results of the electric generation and marketing assets transferred in the corporate realignment from the results of the first half of 2000, comparable earnings for 2000 would have been an estimated $68 million. The $114 million earnings from core operations for 2001 were $46 million higher than the estimated comparable earnings for 2000.

The after tax changes in core earnings were primarily due to:

	2002 vs. 2001	2001 vs. 2000

Lower delivery revenues (net of CTC/ITC amortization and interest expense on transition bonds)	$(10)	$(2)

Operating and maintenance costs	(18)	30

PJM ancillary expenses	(29)

NUG purchases	9	(4)

Depreciation expense	(2)	5

Other income		8

Interest expense (excluding transition bond interest expense)	(2)	2

Other - net	(4)	7

	$(56)	$46

The year-to-year changes in earnings components are discussed in the balance of the discussion in "Results of Operations."

Pursuant to the Customer Choice Act and a restructuring settlement with the PUC in 1998, PPL Electric agreed to a cap on its average transmission and distribution rates of 1.74 cents per kWh through 2004.

Operating Revenues

Retail Electric

The increase (decrease) in revenues from retail electric operations was attributable to the following:

	2002 vs. 2001	2001 vs. 2000

PPL Electric:
Electric delivery	$(3)	$12

PLR electric generation supply	102	284

Other	(9)	(11)

PPL EnergyPlus:
Electric generation supply		(261)

	$90	$24

The increase in operating revenues from retail electric operations from 2002 compared with 2001 was primarily due to higher revenues from providing electric generation supply as a PLR. Since December 2001, about 50% to 60% of kWh load in PPL Electric's service territory that had been served by alternate suppliers under the Customer Choice Act have returned to PPL Electric as the supplier.

After eliminating the estimated revenues of assets transferred in the corporate realignment from the results for the first half of 2000, retail electric revenues increased by $285 million in 2001 compared with 2000. The increase in revenues was primarily due to higher revenues from providing electric generation supply as a PLR, resulting from the return of shoppers due to fewer alternate suppliers under the Customer Choice Act. The increase in retail revenues also reflects higher deliveries of electricity in 2001, primarily in commercial and residential markets.

Retail Electric to Affiliate

Retail electric to affiliate revenues represents an intercompany billing to PPL Generation for power plant energy usage since the July 2000 corporate realignment.

Wholesale Electric

PPL Electric wholesale revenues are derived from sales to municipalities. The $5 million decrease in wholesale electric revenues in 2002 compared with 2001 was due to the expiration of certain municipal contracts in February 2002.

After eliminating the revenues of assets transferred in the corporate realignment from the results for the first half of 2000, wholesale revenues were essentially unchanged in 2001.

Wholesale Electric to Affiliate

PPL Electric has a contract to sell to PPL EnergyPlus the electricity that PPL Electric purchases under contracts with NUGs. With the termination in February 2002 of its NUG contract with Foster Wheeler, PPL Electric purchased less NUG energy in 2002 and therefore had less electricity to sell to PPL EnergyPlus.

After eliminating the revenues of assets transferred in the corporate realignment from the results for the first half of 2000, wholesale revenues increased by $99 million during 2001 compared with 2000. This increase was due to the sale of power (purchased from NUGs) to PPL EnergyPlus.

Fuel

Effective with the July 1, 2000 corporate realignment, the generation of electricity, and the acquisition of fuel for that generation, was transferred to PPL Energy Supply.

Energy Purchases

Effective January 1, 2002, PPL Electric began incurring the costs of certain ancillary services, such as area regulation and operating reserves, in connection with its power supply contract with PPL EnergyPlus. Energy purchases increased by $31 million in 2002 compared with 2001, including $48 million in ancillary service costs. These costs were primarily offset by a $16 million decrease in NUG purchases due to the termination of an energy purchase contract with a NUG in February 2002.

Energy purchases decreased by $680 million in 2001 compared with 2000. After eliminating the expenses associated with assets transferred in the corporate realignment from the results for the first half of 2000, energy purchases increased by $7 million during 2001 compared with 2000. The increase reflects higher energy purchases from NUGs.

Energy Purchases from Affiliate

Energy purchases from affiliate increased by $106 million in 2002 compared with 2001. This increase reflects higher purchases under power supply contracts with PPL EnergyPlus needed to support a higher PLR load, due to the return of customers to PPL Electric as their PLR. See Note 15 to the Financial Statements for a discussion of the power supply contracts.

Energy purchases increased by $773 million in 2001 compared with the same period in 2000. The increase reflects a full year of energy purchases from PPL EnergyPlus in 2001 compared to six months in 2000 due to the corporate realignment. See Note 19 to the Financial Statements for a discussion of the 2000 corporate realignment.

Other Operation Expenses

Other operation expenses increased by $15 million in 2002 compared with 2001. The increase reflects a $7 million decrease in pension income, as well as a $2 million increase in costs to restore service to customers during a winter storm. Additionally, in conjunction with the workforce reduction (see Note 21 to the Financial Statements), PPL Electric increased its estimated vacation liability by $7 million.

The $7 million decrease in pension income was attributable to PPL Electric's participation in PPL's primary domestic pension plan. During the second quarter of 2002, the workforce reduction and union-negotiated benefit enhancements had a significant impact on PPL's primary domestic pension plan requiring remeasurement of the benefit obligation and decreasing the net pension income recorded for that plan. In addition, pension income was also decreased due to the recognition of significant asset losses caused by weakened financial markets. PPL Electric participates in PPL's primary domestic pension plan and is allocated approximately 46% of the obligations and costs of that plan. Through December 31, 2002, PPL Electric was allocated approximately $17 million of pension income. As a result of the events and remeasurements previously discussed, PPL expects to continue to allocate pension income to PPL Electric in 2003, but at lower levels due to the above events and continued weakness in the financial markets. See Note 12 to the Financial Statements for details of the funded status of PPL's domestic pension plans.

Other operation expenses decreased by $123 million in 2001 compared with 2000. After eliminating the expenses of assets transferred in the corporate realignment from the results for the first half of 2000, other operation expenses increased by $3 million in 2001 compared with 2000. This increase was primarily due to a $40 million insurance settlement for environmental liability coverage recorded in 2000 (as a reduction of expenses), partially offset by lower pension expense of $20 million due to pension investment performance and lower corporate expenses of $19 million from PPL Services.

Amortization of Recoverable Transition Costs

Amortization of recoverable transition costs decreased by $25 million in 2002 compared to 2001. This decrease was primarily due to $19 million of lower ITC amortization in 2002 as a result of lower billed ITC revenues. Billed ITC revenues were lower as a result of lower ITC rates, reflecting the decrease in interest expense on the transition bonds.

Amortization of recoverable transition costs increased by $24 million in 2001 compared to 2000. This increase was primarily due to the collection of $33 million of CTC revenues related to prior year CTC deferrals of amounts in excess of the Pennsylvania rate cap.

Maintenance Expenses

Maintenance expenses increased by $16 million in 2002 compared with 2001. This was partially due to a $5 million increase in maintenance costs for customers' lighting and power service problems and $4 million of additional costs to restore service to customers during a winter storm.

Maintenance expenses decreased by $96 million in 2001 compared with 2000. After eliminating the expenses of assets transferred in the corporate realignment from the results for the first half of 2000, maintenance expenses decreased by $15 million in 2001 when compared with 2000. This decrease was primarily the result of allocating $12 million more of rents for office space to the user business lines in 2001 compared to 2000, as well as lower overhead line maintenance of $5 million. The lower line maintenance expenses were, in part, due to less storm damage in 2001 compared with 2000.

Depreciation

Depreciation decreased by $76 million in 2001 compared with 2000. After eliminating the expenses of assets transferred in the corporate realignment from the results for the first half of 2000, depreciation decreased by $8 million during 2001 compared with 2000. This decrease reflects a change in life characteristics for transmission and distribution property.

Taxes, Other Than Income

Taxes, other than income, increased by $37 million in 2002 compared with 2001, primarily due to a $45 million increase in gross receipts tax, partially offset by a $10 million decrease in capital stock tax.

The gross receipts tax increase in 2002 was due to an increase in the revenue-neutral reconciliation (RNR) tax component of the effective Pennsylvania gross receipts tax rate in January 2002. The RNR, which adjusts the base gross receipts tax rate of 4.4%, was enacted as part of the Customer Choice Act as a tax revenue replacement component to recoup losses to the Commonwealth of Pennsylvania or return benefits to customers that may result from the restructuring of the electric industry. This increase was partially offset by the settlement of prior years' capital stock tax refund claims and a lower capital stock tax rate in 2002.

Taxes, other than income, decreased by $18 million in 2001 compared with 2000. After eliminating the expenses of assets transferred in the corporate realignment from results for the first half of 2000, taxes, other than income increased by $12 million. This increase was primarily due to credits to PURTA and local property tax accruals recorded in the third quarter of 2000.

Changes in taxes, other than income taxes, do not significantly affect earnings as they are substantially recovered or returned through customer rate revenues.

Other Income - net

See Note 16 to the Financial Statements for details of other income and deductions.

Workforce Reduction

See Note 21 to the Financial Statements for information regarding the $33 million charge recorded in 2002.

Financing Costs

Lower interest on long-term debt accounted for the $12 million decrease in interest expense in 2002 compared with 2001. This decrease was the net impact of retirements of mortgage bonds and transition bonds, partially offset by the issuance of $800 million of senior secured bonds in August 2001.

Interest expense decreased by $9 million in 2001 compared with 2000. This decrease was primarily the result of lower outstanding commercial paper and intercompany borrowings.

Dividends on preferred securities decreased by $10 million from 2001 to 2002 due to retirements and redemptions of preferred securities and preferred stock.

Income Taxes

Income tax expense decreased by $47 million in 2002 compared with 2001. This was primarily due to a decrease in pre-tax book income.

Income tax expense decreased by $106 million in 2001 compared with 2000. After eliminating the estimated income associated with assets transferred in the corporate realignment from the results for the first half of 2000, income taxes increased by $2 million during 2001 compared with 2000. This reflects an increase in pro forma pre-tax book income.

Change in Accounting Principle

In 2001, PPL changed its method of amortizing unrecognized gains or losses in the annual pension expense or income determined under SFAS 87, "Employers' Accounting for Pensions." This change resulted in an allocation to PPL Electric of a cumulative-effect credit of $5 million. Under the old method, the net unrecognized gain or loss in excess of 10% of the greater of the plan's projected benefit obligation or market-related value of plan assets was amortized on a straight-line basis over the estimated average future service period of plan participants. Under the new method, a second corridor is utilized for the net unrecognized gain or loss in excess of 30% of the plan's projected benefit obligation. The net unrecognized gain or loss outside the second corridor is amortized on a straight-line basis over a period equal to one-half of the average future service period of the plan participants. See Note 12 to the Financial Statements for additional information.

This item is reported as "Cumulative Effect of a Change in Accounting Principle" on the Statement of Income.

New Accounting Standards

See Note 22 to the Financial Statements for information on new accounting standards adopted in 2002 or pending adoption.

Financial Condition

Liquidity

At December 31, 2002, PPL Electric had $29 million in cash and cash equivalents and $15 million of short-term debt. PPL Electric believes that its cash and cash equivalents, operating cash flows, access to the capital markets and borrowing capacity, taken as a whole, provide sufficient resources to fund ongoing operating requirements and future capital expenditures. PPL Electric's operating cash flow and access to the capital markets can be impacted by economic factors outside of its control. In addition, PPL Electric's borrowing costs can be impacted by short-term and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on PPL's performance as measured by certain credit measures such as interest coverage and leverage ratios. Cash and cash equivalents are derived from cash from operations, cash from financing activities and cash from investing activities. PPL Electric derives steady cash flows from operations through the delivery of electricity to customers over transmission and distribution networks. In 2001, PPL Electric signed full requirements contracts with PPL EnergyPlus to meet its PLR requirements through 2009, in order to eliminate the energy price exposure associated with purchasing energy in the open market to meet PLR load.

PPL Electric expects to access both the capital and commercial paper markets during 2003. PPL Electric cannot provide assurances that any of these funding sources will be available to it on acceptable terms.

Net cash provided by operations in 2002 was $274 million compared to $392 million in 2001. The $118 million decrease was primarily the result of an increase in accounts receivable, including receivables from affiliates.

Net cash used in financing activities was $365 million in 2002, compared to $148 million in 2001. The $217 million increase in cash used in financing activities was the result of lower financings in 2002. Additionally, a commercial paper program at PPL Electric provides for the issuance of up to $400 million of commercial paper and is maintained to meet short-term cash needs. If the existing credit ratings on the commercial paper program were lowered, it is unlikely that there would be sufficient investor demand for the commercial paper. In addition, the amount of commercial paper that could be outstanding under PPL Electric's program is generally limited to the amount of the unused credit lines.

PPL Electric maintains an unsecured credit line of $400 million that is available as a backstop for its commercial paper program or for direct borrowings. The credit line is also available for the issuance of up to $300 million in letters of credit that may be needed for credit enhancements and margin requirements resulting from PPL Electric's PLR energy contracts with PPL EnergyPlus or other contracting activities. PPL Electric's maximum collateral requirement associated with the PLR contracts is $300 million. PPL Electric had $15 million of commercial paper outstanding and no borrowings outstanding under its credit line at December 31, 2002, as compared to no commercial paper outstanding or borrowings under its credit line at December 31, 2001. In addition, the lenders in the credit line had issued $40 million of letters of credit on PPL Electric's behalf at December 31, 2002. This credit line contains financial and other covenants that, if not met, would limit or restrict PPL Electric's ability to borrow or have letters of credit issued on its behalf or cause early payment of outstanding borrowings. At this time, PPL Electric believes that these covenants will not limit access to these funding sources.

Under its credit line, PPL Electric must maintain a debt to capitalization percentage not greater than 70%. At December 31, 2002 and December 31, 2001, PPL Electric's consolidated debt to total capitalization percentage, as calculated in accordance with its credit line, was 58% and 57%.

PPL Electric leases vehicles, office space, land, buildings, personal computers and other equipment under separate lease arrangements. See Note 10 to the Financial Statements for a further discussion of the operating leases.

At December 31, 2002, the estimated contractual cash obligations of PPL Electric were as follows:

Contractual Cash Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Long-term Debt (a)	$3,183	$274	$665	$1,034	$1,210

Capital Lease Obligations

Operating Leases	46	11	16	9	10

Purchase Obligations (b)	9,944	1,342	2,739	2,852	3,011

Other Long-term Obligations (c)	31	20	11

Total Contractual Cash Obligations	$13,204	$1,647	$3,431	$3,895	$4,231

(a)	Includes $1.7 billion of transition bonds issued by PPL Transition Bond Company in 1999 to securitize a portion of PPL Electric's stranded costs. This debt is non-recourse to PPL Electric.
(b)	The payments reflected herein are subject to change as the purchase obligation reflected is an estimate based on projected obligated quantities and projected pricing under the contract.
(c)	Includes redemptions of preferred securities.

At December 31, 2002, PPL Electric provided a guarantee in the amount of $7 million in support of Safe Harbor, in which PPL Electric had an ownership interest prior to the corporate realignment.

At December 31, 2002, the estimated commercial commitments of PPL Electric were as follows:

		Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total Amounts Committed	Less Than 1 Year	1-3 Years	4-5 Years	Over 5 Years

Lines of Credit

Standby Letters of Credit	$41	$41

Draws Under Lines of Credit

Guarantees

Debt (a)	100	93			$7

Performance

Standby Repurchase Obligations

Other Commercial Commitments

Total Commercial Commitments	$141	$134			$7

(a)	Includes guarantees on certain operating lease obligations. If incurred, a portion of the costs would be billed to affiliates.

Terms governing the securities, guarantees, leases and other obligations issued by PPL Electric contain financial and other covenants that require compliance in order to avoid defaults and accelerations of payments. At this time, PPL Electric believes that it will be able to meet these covenant requirements. In order to meet its maturing obligations in future years, PPL Electric expects that it will have to continue to access both the bank and capital securities markets. The long-term debt and similar securities and their maturities are included in the table of Contractual Cash Obligations above.

Net cash provided by investing activities in 2002 was $41 million, as compared to net cash used in investing activities of $432 million in 2001. The $473 million difference was primarily the result of a loan repayment by an affiliate. In 2003, PPL Electric's expenditures for property, plant and equipment are expected to increase modestly to accommodate an automated meter reading project initiated in late 2001. PPL Electric anticipates that its capital requirements will be funded from cash on hand, loan repayments from affiliates and cash from operations in 2003. (See "Capital Expenditure Requirements" for additional information.)

Subsequent Financing

In February 2003, on behalf of PPL Electric, the Lehigh County Industrial Development Authority (LCIDA) issued $90 million aggregate principal amount of 3.125% Pollution Control Revenue Refunding Bonds due 2008. These tax-exempt bonds were issued to refund the outstanding $90 million aggregate principal amount of the 6.40% Pollution Control Revenue Refunding Bonds issued by the LCIDA on PPL Electric's behalf in 1992. The bonds are insured by a financial guaranty insurance policy issued by Ambac Assurance Corporation and have the highest investment grade ratings, Aaa by Moody's and AAA by Standard & Poor's. In connection with the issuance of the bonds, PPL Electric issued to the LCIDA a promissory note with principal, interest and prepayment provisions corresponding to the bonds. In addition, PPL Electric issued a like amount of Senior Secured Bonds under the 2001 Senior Secured Bond Indenture to secure its obligations under the promissory note.

Risk Management

Market Risk

Commodity Price Risk - PLR Contracts

PPL Electric and PPL EnergyPlus have power supply agreements under which PPL EnergyPlus sells to PPL Electric (under a predetermined pricing arrangement) energy and capacity to fulfill PPL Electric's PLR obligation through 2009. As a result, PPL Electric has shifted any electric price risk relating to its PLR obligation to PPL EnergyPlus for 2002 through 2009. See Note 15 to the Financial Statements for information on the PLR contracts.

Interest Rate Risk

PPL Electric has issued debt to finance its operations, which increases its interest rate risk. At December 31, 2002 and 2001, PPL Electric's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was not significant.

PPL Electric is also exposed to changes in the fair value of its debt portfolio. At December 31, 2002, PPL Electric estimated that its potential exposure to a change in the fair value of its debt portfolio, through a 10% adverse movement in interest rates, was approximately $45 million, compared to $56 million at December 31, 2001.

In connection with the corporate realignment, effective July 1, 2000, PPL Electric's unregulated energy marketing and trading activities were transferred to PPL EnergyPlus.

Related Party Transactions

PPL Electric is not aware of any material ownership interests or operating responsibility by senior management of PPL Electric or its subsidiaries in outside partnerships, including leasing transactions with variable interest entities, or other entities doing business with PPL Electric.

For additional information on related party accounting transactions, see Note 15 to the Financial Statements.

Capital Expenditure Requirements

The schedule below shows PPL Electric's current capital expenditure projections for the years 2003-2007 and actual spending for the year 2002:

	Actual	----------------------Projected-----------------------
	2002	2003	2004	2005	2006	2007

Construction expenditures

Expenditures for property, plant and equipment	$223	$222	$163	$162	$165	$159

Other	33	28	26	30	31	29

Total Capital Expenditures	$256	$250	$189	$192	$196	$188

Construction expenditures include AFUDC which is expected to be less than $4 million in each of the years 2003-2007.

PPL Electric's capital expenditure projections for the years 2003-2007 total $1.0 billion. Capital expenditure plans are revised periodically to reflect changes in conditions.

Environmental Matters

See Note 14 to the Financial Statements for a discussion of environmental matters.

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

See Note 14 to the Financial Statements for information on the FERC Notice of Proposed Rulemaking entitled "Remedying Undue Discrimination through Open Access Transmission Service and Standard Electricity Market Design."

Application of Critical Accounting Policies

PPL Electric's financial condition and results of operations are impacted by the methods, assumptions and estimates used in the application of critical accounting policies. The following accounting policies are particularly important to the financial condition or results of operations of PPL Electric, and require estimates or other judgments of matters inherently uncertain. Changes in the estimates or other judgments included within these accounting policies could result in a significant change to the information presented in the financial statements. (These accounting policies are also discussed in Note 1 to the Financial Statements.) PPL's senior management has reviewed these critical accounting policies, and the estimates and assumptions regarding them, with its Audit Committee. In addition, PPL's senior management has reviewed the following disclosures regarding the application of these critical accounting policies with the Audit Committee.

  Pension and Other Postretirement Benefits

As described in Note 12 to the Financial Statements, PPL Electric participates in, and is allocated a significant portion of the liability and net periodic pension cost of the PPL Retirement Plan and the PPL Postretirement Benefit Plan. PPL follows the guidance of SFAS 87, "Employers' Accounting for Pensions," and SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," when accounting for these benefits. Under these accounting standards, assumptions are made regarding the valuation of benefit obligations and performance of plan assets. Delayed recognition of differences between actual results and expected or estimated results is a guiding principle of these standards. This delayed recognition of actual results allows for a smoothed recognition of changes in benefit obligations and plan performance over the working lives of the employees who benefit under the plans. The primary assumptions are as follows:

  Discount Rate - The discount rate is used in calculating the present value of benefits, which are based on projections of benefit payments to be made in the future.
  Expected Return on Plan Assets - Management projects the future return on plan assets based principally on prior performance. These projected returns reduce the net benefit costs the company will record currently.
  Rate of Compensation Increase - Management projects employees' annual pay increases, which are used to project employees' pension benefits at retirement.
  Health Care Cost Trend Rate - Management projects the expected increases in the cost of health care.

During 2002, PPL made changes to its assumptions related to the discount rate, the expected return on plan assets, the rate of compensation increase and the health care cost trend rate. Management consults with its actuaries when selecting each of these assumptions.

In selecting discount rates, PPL considers fixed-income security yield rates. At December 31, 2002, PPL decreased the discount rate for its domestic plans from 7.25% to 6.75% as a result of decreased fixed-income security returns.

In selecting an expected return on plan assets, PPL considers past performance and economic forecasts for the types of investments held by the plan. At December 31, 2002, PPL decreased the expected return on plan assets for its domestic pension plans from 9.2% to 9.0% as a result of continued declines in equity and fixed-income security returns.

In selecting a rate of compensation increase, PPL considered past experience in light of movements in inflation rates. At December 31, 2002, PPL decreased the rate of compensation increase from 4.25% to 4.0% for its domestic plans.

In selecting health care cost trend rates, PPL considers past performance and forecasts of health care costs. At December 31, 2002, PPL increased its previous health care cost trend rates. The previous rates were 7.0% for 2002, gradually declining to 6% in 2006. The new rates are 12% for 2003, gradually declining to 5.0% for 2010. These changes are based upon continued increases in health care costs.

A variance in the assumptions listed above could have a significant impact on the accrued pension and other postretirement benefit liabilities and reported annual net periodic pension and other postretirement benefit cost allocated to PPL Electric. The following chart reflects the sensitivities associated with a change in certain assumptions. While the chart below reflects either an increase or decrease in each assumption, PPL and its actuaries expect that the inverse of this change would impact the accrued pension and other postretirement benefit liabilities and reported annual net periodic pension and other postretirement benefit cost by a similar amount in the opposite direction. Each sensitivity below reflects an evaluation of the change based solely on a change in that assumption.

	Increase/(Decrease)
Actuarial Assumption	Change in Assumption	Impact on Liabilities	Impact on Cost

Discount Rate	(0.25)%	$4	$4

Expected Return on Plan Assets	(0.25)%	2	2

Rate of Compensation Increase	0.25%	2	2

Health Care Cost Trend Rate (a)	1.0%	1	1

(a)	Only impacts other postretirement benefits

At December 31, 2002, PPL Electric had been allocated accrued pension and other postretirement benefit liabilities totaling $72 million, included in "Deferred Credits and Other Noncurrent Liabilities - Other" on the Balance Sheet. The $72 million liability represented a $1 million increase over the liability that was recorded at December 31, 2001.

In 2002, PPL Electric was allocated net periodic pension and other postretirement income, credited to operating expense of $4 million. This amount represents a $10 million reduction in the credit recognized during 2001. This reduction was primarily due to the remeasurement of the projected benefit obligation and the recognition of a decline in asset value for PPL's primary pension plan during 2002.

Refer to Note 12 to the Financial Statements for additional information regarding pension and other postretirement benefits.

  Loss Accruals

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

For loss contingencies, the loss must be accrued if (1) information is available that indicates it is "probable" that the loss has been incurred, given the likelihood of the uncertain future events and (2) the amount of the loss can be reasonably estimated. FASB defines "probable" as cases in which "the future event or events are likely to occur." SFAS 5 does not permit the accrual of gain contingencies under any circumstances.

The accrual of a loss contingency involves considerable judgment on the part of management. The accounting aspects of loss accruals include: (1) the initial identification and recording of the loss accrual and (2) the determination of a triggering event for reducing a recorded loss accrual and the on-going assessment as to whether a recorded loss accrual is reasonable.

Initial Identification and Recording of the Loss Accrual

PPL Electric uses its internal expertise and outside experts (such as lawyers, tax specialists and engineers), as necessary, to help estimate the probability that a loss has been incurred and the amount (or range) of the loss.

Throughout 2002, PPL Electric assessed potential loss accruals for environmental remediation, litigation claims, regulatory penalties and other events. There were no material events identified for which a loss was probable and for which the loss could be reasonably estimated. Therefore, there were no material loss accruals recorded in 2002 using the SFAS 5 criteria.

However, PPL Electric has identified certain events which could give rise to a loss, but which do not meet the conditions for accrual under SFAS 5. SFAS 5 requires disclosure, but not a recording, of potential losses when it is "reasonably possible" that a loss has been incurred. FASB defines "reasonably possible" as cases in which "the chance of the future event or events occurring is more than remote but less than likely."

See Note 14 to the Financial Statements for disclosure of potential loss accruals, most of which have not met the criteria for accrual under SFAS 5. Such disclosures include any potential adverse outcome related to the PJM Market Monitor report and studies regarding the impact of electric and magnetic fields.

Reducing Recorded Loss Accruals and On-Going Assessment

When a loss accrual is recorded, PPL Electric identifies the triggering event for subsequently reducing the loss accrual. Also, PPL Electric periodically reviews the loss accrual to assure that the recorded potential loss exposure is reasonable.

The largest contingency currently on PPL's balance sheet is the loss accrual for above-market NUG purchase commitments, being the difference between the above-market contract terms and the fair value of electricity. This loss accrual was originally recorded at $854 million in 1998, when PPL Electric's generation business was deregulated. Under regulatory accounting, PPL Electric recorded the above-market cost of the purchases from NUGs as part of its purchased power costs on an as-incurred basis, since these costs were recovered in regulated rates. When the generation business was deregulated, the loss contingency associated with the commitment to make above-market NUG purchases was recorded. This loss accrual for the above-market portion of NUG purchase commitments was recorded because it was probable that the loss had been incurred and the estimate of future energy prices could be reasonably determined, using the then forward prices of electricity and capacity information. This loss accrual was transferred to PPL EnergyPlus in the July 1, 2000 corporate realignment.

When the loss accrual related to NUG purchases was recorded in 1998, PPL Electric established the triggering events for when the loss accrual would be reduced. A schedule was established to reduce the liability based on projected purchases over the lives of the NUG contracts. All but one of the NUG contracts expire by 2009, with the last one ending in 2014.

Prior to the July 1, 2000 transfer, PPL Electric reduced the above-market NUG liability based on the aforementioned schedule. Prior to the transfer, as PPL Electric reduced the liability for the above-market NUG purchases, it offset the actual cost of NUG purchases, thereby bringing the net power purchase expense more in line with market prices.

PPL Electric periodically reviews its loss accruals, to assure that the recorded potential loss exposures are fairly stated.

Other Information

PPL's Audit Committee has approved the independent auditor to provide the following services:

  Audit and audit-related services (including services in connection with statutory and regulatory filings, reviews of offering documents and registration statements, employee benefit plan audits and internal control reviews);
  Certain tax consulting and advisory services for projects commenced prior to December 31, 2002; and,
  Other services permitted by the Sarbanes-Oxley Act of 2002 and SEC rules.

PPL MONTANA, LLC AND SUBSIDIARIES
Item 7. Review of the Financial Condition and Results of Operations

The following analysis of the results of operations and financial condition of PPL Montana is abbreviated as PPL Montana meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K. Such analysis should be read in conjunction with the financial statements in Item 8. Terms and abbreviations appearing here are explained in the glossary.

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

Results of Operations

The following discussion explains significant changes in principal items on the Statement of Income, comparing the twelve months ended December 31, 2002, to the comparable period in 2001.

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

Earnings

Net income decreased by $56 million for the twelve months ended December 31, 2002, compared with the same period in 2001. The decrease was primarily due to lower wholesale prices in the western U.S.

Operating Revenues

Operating revenues decreased by $118 million for the twelve months ended December 31, 2002, compared with the same period in 2001. The decrease was primarily due to a decline in wholesale energy prices from the high prices experienced in the first half of 2001, resulting from an energy supply shortage in the western U.S. The decrease in power prices resulted in a decrease in revenues of $171 million, while an increase in volume sold resulted in an increase in revenues of $53 million.

In June 2001, the FERC instituted a series of price controls designed to mitigate (or cap) prices in the entire western U.S. as a result of the California energy crisis. These price controls have had the effect of significantly lowering spot and forward energy prices in the western U.S. See Note 14 to the Financial Statements for further discussion on the California situation.

Operating Expenses

Operating expenses decreased by $29 million during the twelve months ended December 31, 2002, compared with the same period in 2001. Operating expenses consist mainly of expenses for fuel, energy purchases, transmission tariffs, plant operations and maintenance, lease rental payments, and general and administrative expenses. The decrease was due to lower energy purchases, related to the decreased power costs in the western U.S. during the first half of 2002. The decrease in power prices resulted in a $53 million decrease in energy purchases, while an increase in volumes purchased resulted in an increase in energy purchases of $24 million.

Generation increased by 350 million kWh during the twelve months ended December 31, 2002, compared with the same period in 2001. This increase was primarily the result of higher hydroelectric generation caused by improved water flows in the first half of 2002.

New Accounting Standards

See Note 22 to the Financial Statements for information on new accounting standards adopted in 2002 or pending adoption.

Risk Management - Energy Marketing & Trading and Other

Market Risk

Background

Market risk is the potential loss PPL Montana may incur as a result of price changes associated with a particular financial or commodity instrument. PPL Montana is exposed to market risk from commodity price risk for energy and energy-related products associated with the sale of electricity from its generating assets, the purchase of fuel for the generating assets, and energy trading activities.

PPL Montana has a comprehensive risk management policy approved by the PPL's Board of Directors to manage the market risk and counterparty credit risk. (Credit risk is discussed below.) The RMC, comprised of senior management and chaired by the Vice President-Risk Management, oversees the risk management function. Key risk control activities designed to monitor compliance with risk policies and detailed programs include, but are not limited to, credit review and approval, validation of transactions and market prices, verification of risk and transaction limits, sensitivity analyses, and daily portfolio reporting, including open positions, mark-to-market valuations, and other risk measurement metrics. In addition, efforts are on-going to develop systems to improve the timeliness, quality and breadth of market and credit risk information.

The forward-looking information presented below provides estimates of what may occur in the future, assuming certain adverse market conditions, due to reliance on model assumptions. Actual future results may differ materially from those presented. These disclosures are not precise indicators of expected future losses, but only indicators of reasonably possible losses.

Contract Valuation

PPL Montana utilizes forward contracts, options and swaps as part of its risk management strategy to minimize unanticipated fluctuations in earnings caused by price volatility. When available, quoted market prices are used to determine the fair value of a commodity or financial instrument. This may include exchange prices, the average mid-point bid/ask spreads obtained from brokers, or an independent valuation by an external source, such as a bank. However, market prices for energy or energy-related contracts may not be readily determinable because of market illiquidity. If no active trading market exists, contracts are valued using internally developed models. If the contracts are not accounted for under the accrual method of accounting, the valuations are reviewed by an independent, internal group. Although PPL Montana believes that its valuation methods are reasonable, changes in the underlying assumptions could result in significantly different values and realization in future periods.

To record derivatives at their fair value, PPL Montana discounts the forward values using LIBOR. Additionally, PPL Montana reduces derivative assets' carrying value to recognize differences in counterparty credit quality and potential illiquidity in the market.

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

Accounting and Reporting

PPL Montana follows the provisions of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," and interpreted by DIG issues (together, "SFAS 133") and EITF 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities," to account for contracts entered into to manage market risk. SFAS 133 requires that all derivative instruments be recorded at fair value on the balance sheet as an asset or liability (unless they meet SFAS 133's criteria for exclusion) and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

PPL Montana's short-term trading contracts are recorded as "Price risk management assets" and "Price risk management liabilities" on the Balance Sheet. Long-term derivative contracts are included in "Noncurrent Assets - Other" and "Noncurrent Liabilities - Other."

PPL Montana adopted the final provisions of EITF 02-3 during the fourth quarter of 2002. As such, PPL Montana now reflects its net realized and unrealized gains and losses associated with all derivatives that are held for trading purposes in the "Net energy trading margins" line on the Statement of Income. Non-derivative contracts that met the definition of energy trading activities as defined by EITF 98-10, "Accounting for Energy Trading and Risk Management Activities" are reflected in the financial statements using the accrual method of accounting. Under the accrual method of accounting, unrealized gains and losses are not reflected in the financial statements. Prior periods have been reclassified. PPL Montana did not need to record a cumulative effect of this change in accounting principle, because all non-derivative energy-related trading contracts had been shown in the financial statements at their amortized cost. This reflected modeling reserves that incorporated the lack of independence in valuing contracts for which there were no external market prices.

Accounting Designation

Energy contracts that do not qualify as derivatives receive accrual accounting. For energy contracts that meet the definition of a derivative, the circumstances and intent existing at the time that energy transactions are entered into determine their accounting designation. These designations are verified by PPL Montana's risk control group on a daily basis. The following is a summary of the guidelines that have been provided to the traders who are responsible for contract designation for derivative energy contracts:

  Any wholesale and retail contracts to sell electricity that are expected to be delivered from PPL Montana's generation are considered "normal." These transactions are not recorded in the financial statements and have no earnings impact until delivery. Most wholesale electricity sales contracts in the eastern and western U.S. markets receive "normal" treatment. The methodology utilized in determining the amount of sales that can be delivered from PPL Montana's generation has been reviewed by the RMC. This calculation predicts the probability that generating units will run based on current market prices, expected price volatilities and dispatch rates, as well as planned and forced outage rates by plant by month. See discussion below about the assumptions used to calculate how much energy is expected from, or required for, generation assets.

  "Trading around the assets" means that PPL EnergyPlus matches a contract to sell electricity, previously to be delivered from PPL Montana's generation, with a physical or financial contract to purchase electricity. These contracts can qualify for fair value hedge treatment. When the contracts' terms are identical, there is no earnings impact until delivery. The realized revenues and expenses associated with these contracts are currently recorded gross on the Statement of Income. EITF 02-L, "Reporting Gains and Losses on Derivative Instruments That are Subject to FASB Statement No. 133 and Not Held for Trading Purposes," may, in the future, require that hedges that result in physical delivery be recorded on a net basis.

  Physical electricity purchases needed to meet obligations due to a change in the physical load or generation forecasts are considered "normal."

  Physical electricity purchases that increase PPL Montana's long position and any energy sale or purchase considered a "market call" are speculative, with unrealized gains or losses recorded immediately through earnings.

  Financial electricity transactions, which can be settled in cash, cannot be considered "normal" because they do not require physical delivery. These transactions receive cash flow hedge treatment if they lock in the price PPL Montana will receive or pay for energy expected to be generated or purchased in the spot market. Any unrealized gains or losses on transactions that receive cash flow hedge treatment are recorded in other comprehensive income.

  Option contracts that do not meet the requirements of DIG Issue C15, "Scope Exceptions: Interpreting the Normal Purchases and Normal Sales Exception as an Election," do not receive hedge accounting treatment and are marked to market through earnings.

Commodity Price Risk

Commodity price risk is one of PPL Montana's most significant risks due to the level of investment that PPL Montana maintains in its generation assets, coupled with the volatility of prices for energy and energy-related products. Several factors influence price levels and volatilities. These factors include, but are not limited to, seasonal changes in demand, weather conditions, available generating assets within regions, transportation availability and reliability within and between regions, market liquidity, and the nature and extent of current and potential federal and state regulations. To hedge the impact of market price fluctuations on PPL Montana's energy-related assets, liabilities and other contractual arrangements, PPL EnergyPlus sells and purchases physical energy at the wholesale level under FERC market-based tariffs throughout the U.S. and enters into financial exchange-traded and OTC contracts. Because of the generating assets PPL Montana owns or controls, the majority of PPL Montana's energy transactions qualify for accrual or hedge accounting.

Within PPL Montana's hedge portfolio, the decision to enter into energy contracts hinges on the expected value of PPL Montana's generation. To address this risk, PPL Montana takes a conservative approach in determining the number of MWhs that are available to be sold forward. In this regard, PPL Montana reduces the maximum potential output that a plant may produce by three factors - planned maintenance, forced outage and economic conditions. The potential output of a plant is first reduced by the amount of unavailable generation due to planned maintenance on a particular unit. Another reduction, representing the forced outage rate, is the amount of MWhs that historically are not produced by a plant due to such factors as equipment breakage. Finally, the potential output of certain plants (like peaking units) are reduced because their higher cost of production will not allow them to economically run during all hours.

PPL Montana's non-trading portfolio also includes full requirements energy contracts. The obligation to serve these contracts changes minute by minute. PPL Montana analyzes historical on-peak and off-peak usage patterns, as well as spot prices and weather patterns, to determine a monthly level of block electricity that best fits the usage patterns in order to minimize earnings volatility. On a forward basis, PPL Montana reserves a block amount of generation for full requirements energy contracts that is expected to be the best match with their anticipated usage patterns and energy peaks. Anticipated usage patterns and peaks are affected by expected load growth, regional economic drivers and seasonality.

Because of PPL Montana's efforts to hedge the value of the energy from its generation assets, PPL Montana has open contractual positions. If PPL Montana were unable to deliver firm capacity and energy under its agreements, under certain circumstances it would be required to pay damages. These damages would be based on the difference between the market price to acquire replacement capacity or energy and the contract price of the undelivered capacity or energy. Depending on price volatility in the wholesale energy markets, such damages could be significant. Extreme weather conditions, unplanned power plant outages, transmission disruptions, non-performance by counterparties (or their counterparties) with which it has power contracts and other factors could affect PPL Montana's ability to meet its firm capacity or energy obligations, or cause significant increases in the market price of replacement capacity and energy. Although PPL Montana attempts to mitigate these risks, there can be no assurance that it will be able to fully meet its firm obligations, that it will not be required to pay damages for failure to perform, or that it will not experience counterparty non-performance in the future.

As of December 31, 2002, PPL Montana estimated that a 10% adverse movement in market prices across all geographic areas and time periods would have decreased the value of the commodity contracts in its non-trading portfolio by approximately $76 million, as compared to a decrease of $49 million at December 31, 2001. However, the change in the value of the non-trading portfolio would have been substantially offset by an increase in the value of the underlying commodity, the electricity generated, because these contracts serve to reduce the market risk inherent in the generation of electricity. Additionally, the value of PPL Montana's unsold generation would be improved. Because PPL Montana's electricity portfolio is generally in a net sales position, the adverse movement in prices is usually an increase in prices.

PPL Montana also executes energy contracts to take advantage of market opportunities. As a result, PPL Montana may at times create a net open position in its portfolio that could result in significant losses if prices do not move in the manner or direction anticipated. The margins from these trading activities are shown in the Statement of Income as "Net energy trading margins." The physical volumes associated with energy trading were 548 MWh in 2002, 282 MWh in 2001 and 73 MWh in 2000.

PPL Montana's trading contracts mature at various times through 2003. PPL Montana's net fair market value of trading contracts as of December 31, 2002 and 2001 was insignificant.

As of December 31, 2002, the net loss on PPL Montana's trading activities expected to be recognized in earnings during the next three months is insignificant.

PPL Montana estimated that a 10% adverse movement in market prices across all geographic areas and time periods would have decreased the value of the commodity contracts in its trading portfolio by an insignificant amount at December 31, 2002 and 2001.

Interest Rate Risk

PPL Montana may use borrowings to provide funds for its operations. PPL Montana may utilize various financial derivative products and risk management techniques to adjust the mix of fixed and floating-rate interest rates in its debt portfolio and thereby reduce its exposure to adverse interest rate movements. PPL Montana had $26 million in borrowings outstanding as of December 31, 2002, and its interest rate risk was not significant.

Credit Risk

Credit risk relates to the risk of loss that PPL Montana would incur as a result of non-performance by counterparties of their contractual obligations. PPL Montana maintains credit policies and procedures with respect to counterparties (including requirements that counterparties maintain certain credit ratings criteria) and requires other assurances in the form of credit support or collateral in certain circumstances in order to limit counterparty credit risk. However, PPL Montana has concentrations of suppliers and customers among electric utilities and other energy marketing and trading companies. These concentrations of counterparties may impact PPL Montana's overall exposure to credit risk, either positively or negatively, in that counterparties may be similarly affected by changes in economic, regulatory or other conditions. As discussed above under "Accounting and Reporting" PPL Montana records certain non-performance reserves to reflect the probability that a counterparty with contracts that are out of the money (from the counterparty's standpoint) will default in its performance, in which case PPL Montana would have to sell into a lower-priced market or purchase from a higher-priced market. These reserves are reflected in the fair value of assets recorded in "Price risk management assets" on the Balance Sheet. PPL Montana has also established a reserve with respect to certain sales to the California ISO for which PPL Montana has not yet been paid. See Note 14 to the Financial Statements.

Competition

See Note 14 to the Financial Statements for information on the FERC Notice of Proposed Rulemaking entitled "Remedying Undue Discrimination through Open Access Transmission Service and Standard Electricity Market Design."

Application of Critical Accounting Policies

PPL Montana's financial condition and results of operations are impacted by the methods, assumptions and estimates used in the application of critical accounting policies. The following accounting policies are particularly important to the financial condition or results of operations of PPL Montana, and require estimates or other judgments of matters inherently uncertain. Changes in the estimates or other judgments included within these accounting policies could result in a significant change to the information presented in the financial statements. (These accounting policies are also discussed in Note 1 to the Financial Statements.) PPL's senior management has reviewed these critical accounting policies, and the estimates and assumptions regarding them, with its Audit Committee. In addition, PPL's senior management has reviewed the following disclosures regarding the application of these critical accounting policies with the Audit Committee.

  Price Risk Management

See "Risk Management - Energy Marketing & Trading and Other" above.

  Pension and Other Postretirement Benefits

PPL Montana follows the guidance of SFAS 87, "Employers' Accounting for Pensions," and SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," when accounting for these benefits. Under these accounting standards, assumptions are made regarding the valuation of benefit obligations and performance of plan assets. Delayed recognition of differences between actual results and expected or estimated results is a guiding principle of these standards. This delayed recognition of actual results allows for a smoothed recognition of changes in benefit obligations and plan performance over the working lives of the employees who benefit under the plans. The primary assumptions are as follows:

  Discount Rate - The discount rate is used in calculating the present value of benefits, which are based on projections of benefit payments to be made in the future.
  Expected Return on Plan Assets - Management projects the future return on plan assets based principally on prior performance. These projected returns reduce the net benefit costs the company will record currently.
  Rate of Compensation Increase - Management projects employees' annual pay increases, which are used to project employees' pension benefits at retirement.
  Health Care Cost Trend Rate - Management projects the expected increases in the cost of health care.

During 2002, PPL Montana made changes to its assumptions related to the discount rate, the expected return on plan assets, the rate of compensation increase and the health care cost trend rate. Management consults with its actuaries when selecting each of these assumptions.

In selecting discount rates, PPL Montana considers fixed-income security yield rates. At December 31, 2002, PPL Montana decreased the discount rate from 7.25% to 6.75% as a result of decreased fixed-income security returns.

In selecting an expected return on plan assets, PPL Montana considers past performance and economic forecasts for the types of investments held by the plan. At December 31, 2002, PPL Montana decreased the expected return on plan assets from 9.2% to 9.0% as a result of continued declines in equity and fixed-income security returns.

In selecting a rate of compensation increase, PPL Montana considers past experience in light of movements in inflation rates. At December 31, 2002, PPL Montana decreased the rate of compensation increase from 4.25% to 4.0%.

In selecting health care cost trend rates, PPL Montana considers past performance and forecasts of health care costs. At December 31, 2002, PPL Montana increased its previous health care cost trend rates. The previous rates were 7.0% for 2002, gradually declining to 6% in 2006. The new rates are 12% for 2003, gradually declining to 5.0% for 2010. These changes are based upon continued increases in health care costs.

A variance in the assumption listed above could have a significant impact on the projected benefit obligations, accrued pension and other postretirement benefit liabilities, reported annual net periodic pension and other postretirement benefit cost and other comprehensive income (OCI).

A 25 basis point reduction in the discount rate would increase the projected benefit obligations and OCI charge by $2 million and would have an immaterial impact on the accrued pension and other postretirement benefit liabilities (excluding additional minimum liability) and reported annual net periodic pension and other postretirement benefit cost. A 100 basis point increase in the health care cost trend rate would increase the projected benefit obligations by $1 million and would have an immaterial impact on the accrued pension and other postretirement benefit liabilities and the annual net periodic pension and other postretirement benefit cost. A 25 basis point change in the expected return on plan assets or rate of compensation increase would have an immaterial impact on the projected benefit obligations, accrued pension and other postretirement benefit liabilities, reported annual net periodic pension and other postretirement benefit cost and OCI. While the information above reflects either an increase or decrease in each assumption, PPL Montana and its actuaries expect that the inverse of this change would have a similar impact in the opposite direction. Each sensitivity above reflects an evaluation of the change based solely on a change in that assumption.

At December 31, 2002, PPL Montana had recognized accrued pension and other postretirement benefit liabilities of $27 million, included in "Noncurrent Liabilities - Other" on the Balance Sheet. PPL Montana's total projected obligation for these benefits was approximately $59 million, but was offset by $23 million of assets held in various trusts. The $27 million liability represented a $11 million increase over the $16 million liability that was recorded at December 31, 2001. The increased liability is due to an increase in the projected obligation associated with the reduction of the discount rate and the reduction of the fair value of plan assets due to recent performance.

In 2002, PPL Montana recognized net periodic pension and other postretirement costs charged to operating expenses of $4 million, excluding amounts credited to construction and other non-expense accounts. This amount represents a $1 million increase in the expense recognize during 2001.

As a result of the plan's asset return experience and decreases in the assumed discount rate at December 31, 2002, PPL Montana was required to recognize additional minimum pension liabilities totaling $13 million, as prescribed by SFAS 87. Recording these liabilities resulted in a reduction in equity through charges to OCI, net of taxes and unrecognized prior service costs, of $6 million, with no affect on net income. The charges to OCI will reverse in future periods if the fair value of trust assets exceeds the accumulated benefit obligation.

Refer to Note 12 to the Financial Statements for additional information regarding pension and other postretirement benefits.

  Leasing

PPL Montana applies the provisions of SFAS 13, "Accounting for Leases," to all leasing transactions. In addition, PPL Montana applies the provisions of numerous other accounting pronouncements issued by the FASB and the EITF that provide specific guidance and additional requirements related to accounting for various leasing arrangements. In general, there are two types of leases from a lessee's perspective: operating leases - leases accounted for off-balance sheet and capital leases - leases capitalized on the balance sheet.

In accounting for leases, management makes various assumptions, including the discount rate, the fair market value of the leased assets and the estimated useful life, in determining whether a lease should be classified as operating or capital. Changes in these assumptions could result in the difference between whether a lease is determined to be an operating lease or a capital lease, thus significantly impacting the amounts to be recognized in the financial statements.

In addition to uncertainty inherent in management's assumptions, leasing transactions and the related accounting rules become increasingly complex when they involve: sale/leaseback accounting (leasing transactions where the lessee previously owned the leased assets), synthetic leases (leases that qualify for operating lease treatment for book accounting purposes and financing treatment for tax accounting purposes), lessee involvement in the construction of leased assets and/or special purpose entities (SPEs) (entities created for the specific purpose of owning the property, plant and equipment and incurring the related financing obligation). Current GAAP requires that SPEs be consolidated if several conditions exist, including if the owners of the SPEs have not made an initial substantive residual equity capital investment that is at risk during the entire lease term. The consolidation of an SPE lessor by the lessee has a very similar financial result as a lease that is accounted for as a capital lease, that is, the leased assets and the related financing obligations are recorded on the lessee's balance sheet.

At December 31, 2002, PPL Montana subsidiaries participated in one significant sale/leaseback transaction involving unconsolidated SPEs. This transaction has been accounted for as an operating lease. In accordance with current GAAP, these SPEs were not consolidated by PPL Montana because the equity owners (entities unrelated to PPL Montana and its subsidiaries) contributed and maintain a minimum of 3% equity interest throughout the life of the SPEs.

Sale/Leaseback

In July 2000, PPL Montana sold its interest in the Colstrip generating plant to owner lessors who are leasing the assets back to PPL Montana under four 36-year operating leases. This transaction is accounted for as an operating lease in accordance with current rules related to sale/leaseback arrangements. If for any reason this transaction did not meet the requirements for off-balance sheet operating lease treatment as a sale/leaseback, PPL Montana would have approximately $343 million of additional assets and liabilities recorded on its balance sheet at December 31, 2002 and would have recorded additional expenses currently estimated at $10 million, after-tax, in 2002.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." FIN 46 clarifies that variable interest entities (VIEs), as defined therein, that do not disperse risks among the parties involved should be consolidated by the entity that is determined to be the primary beneficiary. The principal impact from such consolidation would be the inclusion of the generating facilities as assets and the lease financing as liabilities in the consolidated balance sheet of PPL Montana. PPL Montana does not currently believe that the lessors in the PPL Montana sale/leaseback will be determined to be VIEs in which PPL Montana will be the primary beneficiary. Therefore, PPL Montana does not expect to consolidate the financial statements of these lessors. PPL Montana must adopt FIN 46 for all of these leases no later than the first interim period beginning after June 15, 2003.

See Note 10 to the Financial Statements for additional information related to operating leases and Note 22 for additional information related to FIN 46.

  Loss Accruals

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

For loss contingencies, the loss must be accrued if (1) information is available that indicates it is "probable" that the loss has been incurred, given the likelihood of the uncertain future events; and (2) the amount of the loss can be reasonably estimated. FASB defines "probable" as cases in which "the future event or events are likely to occur." SFAS 5 does not permit the accrual of gain contingencies under any circumstances.

The accrual of a loss contingency involves considerable judgment on the part of management. There are two major accounting aspects of loss accruals: (1) the initial identification and recording of the loss accrual and (2) the determination of a triggering event for reducing a recorded loss accrual, and the on-going assessment as to whether a recorded loss accrual is reasonable.

Initial Identification and Recording of the Loss Accrual

PPL Montana uses its internal expertise, and outside experts (such as lawyers, tax specialists and engineers), as necessary, to help estimate the probability that a loss has been incurred and the amount (or range) of the loss.

Throughout 2002, PPL Montana assessed potential loss accruals for environmental remediation, litigation claims, regulatory penalties, and other possible loss events. There were no material events identified for which a loss was probable and for which the loss could be reasonably estimated. Therefore, there was no material loss accruals recorded in 2002 using the SFAS 5 criteria.

However, PPL Montana has identified certain events which could give rise to a loss, but which do not meet the conditions for accrual under SFAS 5. SFAS 5 requires disclosure, but not a recording, of potential losses when it is "reasonably possible" that a loss has been incurred. FASB defines "reasonably possible" as cases in which "the chance of the future event or events occurring is more than remote but less than likely."

See Note 14 to the Financial Statements for disclosure of potential loss accruals, most of which have not met the criteria for accrual under SFAS 5. Such disclosures include, among others, the Montana Power shareholders' litigation and a lawsuit regarding the Colstrip transmission system.

Reducing Recorded Loss Accruals and On-Going Assessment

When a loss accrual is recorded, PPL Montana identifies the triggering event for subsequently reducing the loss accrual. Also, PPL Montana periodically reviews the adequacy of the loss accrual to assure that the recorded potential loss exposure is reasonable.

The largest contingency currently on PPL Montana's balance sheet is the loss accrual for the above-market purchase contract and below-market sale contracts, being the difference between the out-of-market contract terms and the fair value of the energy. This loss accrual was originally recorded at $118 million was recorded in 1999, when PPL Montana purchased the assets of Montana Power and assumed the two contracts. Under purchase accounting, PPL Montana recorded the out-of-market cost of the purchase and sale contracts. This loss accrual for the out-of-market contracts was recorded because it was probable that the loss had been incurred and the loss could be reasonably estimated, using forward pricing information. The out-of-market loss accrual was $64 million at December 31, 2002.

When the loss accrual related to the two contracts was recorded in 1999, PPL Montana established the triggering events for when the loss accrual would be reduced. A schedule was established to reduce the liability based on projected purchases and sales over the lives of the two contracts. Both contracts expire in 2010. The liability is being reduced over the agreement terms as an adjustment to "Wholesale energy marketing" revenues and "Energy purchases" on the Statement of Income.

PPL Montana assessed the remaining $64 million out-of-market liability at December 31, 2002, comparing the energy purchases and sales under the terms of the two contracts, with the purchases and sales assuming market prices for the energy.

Market prices for the contracts were derived by using internal forward energy price curves. The forward energy price curves in this scenario were based on the revenue and sales information for 2003 through 2010, as comprehended in the current business plan of PPL Montana. The assessment also used sensitivities around the forward energy prices, adjusting such prices upwards and downwards by 10%.

The assessment was dependent on forward energy prices and the projected purchase and sales levels of the two contracts. The forward prices of energy are dependent on many variables, including growth in electricity demand, available generation, and general economic conditions. Changes in these and other factors can have a dramatic impact on future electricity prices. Accordingly, forward energy price sensitivities were used in the assessment. If estimated forward market prices were adjusted upwards of 10% in each of the years from 2003 through 2010, the two contracts would have an estimated liability of $59 million. Conversely, if estimated forward market prices were adjusted downwards by 10% during the remaining term of the two contracts, the contracts would have an estimated liability of $69 million. The recorded liability of $64 million falls within the range calculated in the year-end assessment. As noted above, it is very difficult to estimate future electricity prices, which are dependent on many variables and subject to significant volatility. PPL Montana's management believes that the current recorded liability was fairly stated at December 31, 2002.

Other Information

PPL's Audit Committee has approved the independent auditor to provide the following services:

  Audit and audit-related services (including services in connection with statutory and regulatory filings, reviews of offering documents and registration statements, employee benefit plan audits and internal control reviews);
  Certain tax consulting and advisory services for projects commenced prior to December 31, 2002; and,
  Other services permitted by the Sarbanes-Oxley Act of 2002 and SEC rules.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

PPL Corporation, PPL Energy Supply, LLC, PPL Electric Utilities Corporation and PPL Montana, LLC

Reference is made to "Risk Management - Energy Marketing & Trading and Other" in Review of Financial Condition and Results of Operations.

Report of Independent Accountants

To the Board of Directors and Shareowners of
PPL Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 171 present fairly, in all material respects, the financial position of PPL Corporation and its subsidiaries ("PPL") at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of PPL's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 17 to the consolidated financial statements, PPL changed its method of accounting for derivative and hedging activities pursuant to Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (an amendment of FASB Statement 133), in 2001. PPL also changed its method of accounting for amortizing unrecognized gains or losses in the annual pension expense/income determined under Statement of Financial Accounting Standards No. 87, Employers' Accounting for Pensions, as discussed in Note 12 to the consolidated financial statements in 2001. In addition, as discussed in Note 18 to the consolidated financial statements, PPL adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, in 2002.

PricewaterhouseCoopers LLP
Philadelphia, PA
February 3, 2003

PPL Corporation
Management's Report on Responsibility for Financial Statements

PPL management is responsible for the preparation, integrity and objectivity of the consolidated financial statements and all other information in this annual report. The financial statements were prepared in accordance with accounting principles generally accepted in the United States of America and include amounts based on management's best estimates and judgments where necessary. Management believes that the financial statements are free of material misstatements and present fairly the financial position, results of operations and cash flows of PPL.

PPL management is responsible for establishing and maintaining an effective internal control structure and effective disclosure controls and procedures for financial reporting. PPL maintains a system of internal control that is designed to provide reasonable assurance that PPL assets are safeguarded from loss or unauthorized use or disposition and that transactions are executed in accordance with management's authorization and are properly recorded to permit the preparation of financial statements in accordance with generally accepted accounting principles. This system is augmented by a careful selection and training of qualified personnel, specific delegations of authority, a proper division of responsibilities, and utilization of written policies and procedures. An internal audit program monitors the effectiveness of this control system. Management believes that its internal control structure and its disclosure controls and procedures for financial reporting are adequate and effective.

The Audit Committee of the Board of Directors consists entirely of independent directors who are not employees of PPL. The Audit Committee reviews audit plans, internal controls, financial reports and related matters and meets regularly with management as well as the independent accountants and internal auditors. The independent accountants and the internal auditors have free access to the Audit Committee, without management present, to discuss internal accounting control, auditing and financial reporting matters.

PricewaterhouseCoopers LLP, the independent certified public accountants, audited PPL's consolidated financial statements and issued their opinion above.

PPL management also recognizes its responsibility for fostering a strong ethical climate so that it conducts its business affairs according to the highest standards of personal and corporate conduct.

William F. Hecht
Chairman, President and Chief Executive Officer

John R. Biggar
Executive Vice President and Chief Financial Officer

Report of Independent Accountants

To the Board of Managers and Sole Member
of PPL Energy Supply, LLC:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 171 present fairly, in all material respects, the financial position of PPL Energy Supply, LLC and its subsidiaries ("PPL Energy Supply") at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of PPL Energy Supply's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 17 to the consolidated financial statements, PPL Energy Supply changed its method of accounting for derivative and hedging activities pursuant to Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (an amendment of FASB Statement 133), in 2001. PPL Energy Supply also changed its method of accounting for amortizing unrecognized gains or losses in the annual pension expense/income determined under Statement of Financial Accounting Standards No. 87, Employers' Accounting for Pensions, as discussed in Note 12 to the consolidated financial statements in 2001. In addition, as discussed in Note 18 to the consolidated financial statements, PPL Energy Supply adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, in 2002.

PricewaterhouseCoopers LLP
Philadelphia, PA
February 3, 2003

PPL Energy Supply, LLC
Management's Report on Responsibility for Financial Statements

PPL Energy Supply management is responsible for the preparation, integrity and objectivity of the consolidated financial statements and all other information in this annual report. The financial statements were prepared in accordance with accounting principles generally accepted in the United States of America and include amounts based on management's best estimates and judgments where necessary. Management believes that the financial statements are free of material misstatements and present fairly the financial position, results of operations and cash flows of PPL Energy Supply.

PPL Energy Supply management is responsible for establishing and maintaining an effective internal control structure and effective disclosure controls and procedures for financial reporting. PPL Energy Supply maintains a system of internal control that is designed to provide reasonable assurance that PPL Energy Supply assets are safeguarded from loss or unauthorized use or disposition and that transactions are executed in accordance with management's authorization and are properly recorded to permit the preparation of financial statements in accordance with generally accepted accounting principles. This system is augmented by a careful selection and training of qualified personnel, specific delegations of authority, a proper division of responsibilities, and utilization of written policies and procedures. An internal audit program monitors the effectiveness of this control system. Management believes that its internal control structure and its disclosure controls and procedures for financial reporting are adequate and effective.

The Board of Managers conducts activities through PPL's Audit Committee, which consists entirely of independent directors who are not employees of PPL. PPL's Audit Committee reviews audit plans, internal controls, financial reports and related matters and meets regularly with management as well as the independent accountants and internal auditors. The independent accountants and the internal auditors have free access to PPL's Audit Committee, without management present, to discuss internal accounting control, auditing and financial reporting matters.

PricewaterhouseCoopers LLP, the independent certified public accountants, audited PPL Energy Supply's consolidated financial statements and issued their opinion above.

PPL Energy Supply management also recognizes its responsibility for fostering a strong ethical climate so that it conducts its business affairs according to the highest standards of personal and corporate conduct.

William F. Hecht
President

John R. Biggar
Vice President

Report of Independent Accountants

To the Board of Directors and Shareowner of
PPL Electric Utilities Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 171 present fairly, in all material respects, the financial position of PPL Electric Utilities Corporation and its subsidiaries ("PPL Electric") at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of PPL Electric's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 12 to the consolidated financial statements, PPL Electric changed its method of accounting for amortizing unrecognized gains or losses in the annual pension expense/income determined under Statement of Financial Accounting Standards No. 87, Employers' Accounting for Pensions in 2001.

PricewaterhouseCoopers LLP
Philadelphia, PA
February 3, 2003

PPL Electric Utilities Corporation
Management's Report on Responsibility for Financial Statements

PPL Electric management is responsible for the preparation, integrity and objectivity of the consolidated financial statements and all other information in this annual report. The financial statements were prepared in accordance with accounting principles generally accepted in the United States of America and include amounts based on management's best estimates and judgments where necessary. Management believes that the financial statements are free of material misstatements and present fairly the financial position, results of operations and cash flows of PPL Electric.

PPL Electric management is responsible for establishing and maintaining an effective internal control structure and effective disclosure controls and procedures for financial reporting. PPL Electric maintains a system of internal control that is designed to provide reasonable assurance that PPL Electric assets are safeguarded from loss or unauthorized use or disposition and that transactions are executed in accordance with management's authorization and are properly recorded to permit the preparation of financial statements in accordance with generally accepted accounting principles. This system is augmented by a careful selection and training of qualified personnel, specific delegations of authority, a proper division of responsibilities, and utilization of written policies and procedures. An internal audit program monitors the effectiveness of this control system. Management believes that its internal control structure and its disclosure controls and procedures for financial reporting are adequate and effective.

The Board of Directors conducts activities through PPL's Audit Committee, which consists entirely of independent directors who are not employees of PPL. PPL's Audit Committee reviews audit plans, internal controls, financial reports and related matters and meets regularly with management as well as the independent accountants and internal auditors. The independent accountants and the internal auditors have free access to PPL's Audit Committee, without management present, to discuss internal accounting control, auditing and financial reporting matters.

PricewaterhouseCoopers LLP, the independent certified public accountants, audited PPL Electric's consolidated financial statements and issued their opinion above.

PPL Electric management also recognizes its responsibility for fostering a strong ethical climate so that it conducts its business affairs according to the highest standards of personal and corporate conduct.

Michael E. Bray
Vice Chairman and President

Joseph J. McCabe
Vice President and Controller

Report of Independent Accountants

To the Board of Managers and Member of
PPL Montana, LLC

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 171 present fairly, in all material respects, the financial position of PPL Montana, LLC and its subsidiaries ("PPL Montana") at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of PPL Montana's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 17 to the consolidated financial statements, PPL Montana changed its method of accounting for derivative and hedging activities pursuant to Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (an amendment of FASB Statement 133) in 2001. PPL Montana also changed its method of accounting for amortizing unrecognized gains or losses in the annual pension expense/income determined under Statement of Financial Accounting Standards No. 87, Employers' Accounting for Pensions, as discussed in Note 12 to the consolidated financial statements in 2001. In addition, as discussed in Note 18 to the consolidated financial statements, PPL Montana adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, in 2002.

PricewaterhouseCoopers LLP
February 3, 2003

PPL Montana, LLC
Management's Report on Responsibility for Financial Statements

PPL Montana management is responsible for the preparation, integrity and objectivity of the consolidated financial statements and all other information in this annual report. The financial statements were prepared in accordance with accounting principles generally accepted in the United States of America and include amounts based on management's best estimates and judgments where necessary. Management believes that the financial statements are free of material misstatements and present fairly the financial position, results of operations and cash flows of PPL Montana.

PPL Montana management is responsible for establishing and maintaining an effective internal control structure and effective disclosure controls and procedures for financial reporting. PPL Montana maintains a system of internal control that is designed to provide reasonable assurance that PPL Montana assets are safeguarded from loss or unauthorized use or disposition and that transactions are executed in accordance with management's authorization and are properly recorded to permit the preparation of financial statements in accordance with generally accepted accounting principles. This system is augmented by a careful selection and training of qualified personnel, specific delegations of authority, a proper division of responsibilities, and utilization of written policies and procedures. An internal audit program monitors the effectiveness of this control system. Management believes that its internal control structure and its disclosure controls and procedures for financial reporting are adequate and effective.

The Board of Managers conducts activities through PPL's Audit Committee, which consists entirely of independent directors who are not employees of PPL. PPL's Audit Committee reviews audit plans, internal controls, financial reports and related matters and meets regularly with management as well as the independent accountants and internal auditors. The independent accountants and the internal auditors have free access to PPL's Audit Committee, without management present, to discuss internal accounting control, auditing and financial reporting matters.

PricewaterhouseCoopers LLP, the independent certified public accountants, audited PPL Montana's consolidated financial statements and issued their opinion above.

PPL Montana management also recognizes its responsibility for fostering a strong ethical climate so that it conducts its business affairs according to the highest standards of personal and corporate conduct.

Bradley E. Spencer
Chief Operating Officer and Vice President

Charles S. Baker
Controller

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENT OF INCOME FOR THE YEARS ENDED DECEMBER 31,
PPL Corporation and Subsidiaries
(Millions of Dollars, except per share data)
	2002	2001	2000

Operating Revenues
Utility	$3,676	$3,034	$3,672
Unregulated retail electric and gas	182	356	279
Wholesale energy marketing	993	989	110
Net energy trading margins	19	37	47
Energy related businesses	559	661	437

Total	5,429	5,077	4,545

Operating Expenses
Operation
Fuel	584	602	539
Energy purchases	873	873	783
Other	818	797	717
Amortization of recoverable transition costs	226	251	227
Maintenance	314	263	265
Depreciation (Note 1)	367	266	271
Taxes, other than income (Note 5)	232	155	176
Energy related businesses	543	535	373
Other charges
Write-down of international energy projects (Note 9)	113	336
Cancellation of generation projects (Note 9)		150
Workforce reduction (Note 21)	75
Write-down of generation assets (Note 9)	44

Total	4,189	4,228	3,351

Operating Income	1,240	849	1,194

Other Income - net (Note 16)	33	17	(7)

Interest Expense	560	386	376

Income Before Income Taxes and Minority Interest	713	480	811

Income Taxes (Note 5)	210	261	294

Minority Interest (Note 1)	78	(2)	4

Income Before Extraordinary Item	425	221	513

Extraordinary Item (net of income taxes) (Note 1)			11

Income Before Cumulative Effect of a Change in Accounting Principle	425	221	524

Cumulative Effect of a Change in Accounting Principle (net of income taxes) (Notes 12 and 18)	(150)	10

Income Before Dividends and Distributions on Preferred Securities	275	231	524

Dividends and Distributions - Preferred Securities	67	52	26

Net Income	$208	$179	$498

Basic Earnings Per Share of Common Stock (Note 4)	$1.37	$1.23	$3.45

Diluted Earnings Per Share of Common Stock (Note 4)	$1.36	$1.22	$3.44

Dividends Declared Per Share of Common Stock	$1.44	$1.06	$1.06

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,
PPL Corporation and Subsidiaries
(Millions of Dollars)
	2002	2001	2000

Cash Flows From Operating Activities
Net income	$208	$179	$498
Extraordinary item (net of income taxes)			11

Net income before extraordinary item	208	179	487
Adjustments to reconcile net income before extraordinary item to net cash provided by operating activities
Depreciation	289	266	271
Amortizations - recoverable transition costs and other	198	224	188
Charge for cancellation of generation projects		150
Payments to cancel generation projects	(152)
Dividends received from unconsolidated affiliates	14	103	6
Pension income	(42)	(47)	(6)
Cumulative effect of a change in accounting principle	150	(10)
Write-down of international energy projects	113	336
Write-down of generation assets	44
Dividend and distribution requirements - preferred securities	60	52	26
Equity in earnings of unconsolidated affiliates	9	(125)	(80)
Equity in earnings of WPD prior to acquiring controlling interest in 2002	(75)
Deferred income taxes and investment tax credits	85	(47)	(59)
Workforce reduction - net of cash paid	67
Unrealized (gain) loss on derivative hedging activities	24	(16)
Gain on NUG contract termination	(25)
NUG contract termination payment	(50)
Change in current assets and current liabilities
Accounts receivable	(48)	35	(151)
Accounts payable	(73)	(101)	82
Other - net	(6)	(36)	147
Other operating activities - net
Other assets	3	(69)	43
Other liabilities	3	(3)	(83)

Net cash provided by operating activities	796	891	871

Cash Flows From Investing Activities
Expenditures for property, plant and equipment	(648)	(565)	(460)
Proceeds from PPL Montana sale/leaseback			410
Investment in generating assets and electric energy projects	(261)	(312)	(570)
Acquisition of controlling interest in WPD, net of cash acquired	(211)
Net (increase) decrease in notes receivable from affiliates		210	(114)
Other investing activities - net	(9)	(35)	(23)

Net cash used in investing activities	(1,129)	(702)	(757)

Cash Flows From Financing Activities
Issuance of company-obligated mandatorily redeemable preferred securities		575
Retirement of company-obligated mandatorily redeemable preferred securities	(250)
Issuance of long-term debt		1,529	1,000
Retirement of long-term debt	(823)	(616)	(532)
Issuance of common stock	592	56	35
Payment of common and preferred dividends	(261)	(201)	(177)
Termination of nuclear fuel lease			(154)
Net increase (decrease) in short-term debt	411	(981)	45
Other financing activities - net	(26)	(95)	16

Net cash provided by (used in) financing activities	(357)	267	233

Effect of Exchange Rates on Cash and Cash Equivalents	2	(3)

Net Increase (Decrease) in Cash and Cash Equivalents	(688)	453	347
Cash and Cash Equivalents at Beginning of Period	933	480	133

Cash and Cash Equivalents at End of Period	$245	$933	$480

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest (net of amount capitalized)	$412	$373	$363
Income taxes	$100	$328	$266

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEET AT DECEMBER 31,
PPL Corporation and Subsidiaries
(Millions of Dollars)
	2002	2001

Assets

Current Assets
Cash and cash equivalents (Note 1)	$245	$933
Accounts receivable (less reserve: 2002, $112; 2001, $125)	633	552
Unbilled revenues	281	248
Fuel, materials and supplies - at average cost	242	251
Prepayments	122	33
Deferred income taxes (Note 5)	99	77
Price risk management assets (Notes 1 and 17)	103	123
Other	135	109

	1,860	2,326

Investments
Investment in unconsolidated affiliates - at equity (Notes 1 and 3)	234	586
Investment in unconsolidated affiliates - at cost (Note 1)	107	114
Nuclear plant decommissioning trust fund (Note 6)	287	276
Other	28	23

	656	999

Property, Plant and Equipment - net (Note 1)
Electric plant in service
Transmission and distribution	5,603	2,566
Generation	2,679	2,464
General	476	310

	8,758	5,340
Construction work in progress	223	181
Nuclear fuel	129	127

Electric plant	9,110	5,648
Gas and oil plant	204	196
Other property	252	103

	9,566	5,947

Regulatory and Other Noncurrent Assets (Note 1)
Recoverable transition costs	1,946	2,172
Goodwill and other intangibles (Note 18)	663	580
Other	878	538

	3,487	3,290

	$15,569	$12,562

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEET AT DECEMBER 31,
PPL Corporation and Subsidiaries
(Millions of Dollars)
	2002	2001

Liabilities and Equity

Current Liabilities
Short-term debt (Note 8)	$554	$118
Short-term debt expected to be refinanced (Note 8)	389
Long-term debt	366	498
Above market NUG contracts (Note 14)	75	87
Accounts payable	488	565
Taxes	193	138
Interest	101	61
Dividends	66	51
Price risk management liabilities (Notes 1 and 17)	110	106
Other	294	202

	2,636	1,826

Long-term Debt	5,901	5,081

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes and investment tax credits (Note 5)	2,370	1,449
Above market NUG contracts (Note 14)	352	493
Other (Notes 1, 6 and 12)	1,307	911

	4,029	2,853

Commitments and Contingent Liabilities (Note 14)

Minority Interest (Note 1)	36	38

Company-obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely Company Debentures	661	825

Preferred Stock
With sinking fund requirements	31	31
Without sinking fund requirements	51	51

	82	82

Shareowners' Common Equity
Common stock	2	2
Capital in excess of par value	2,539	1,956
Treasury stock (Note 1)	(836)	(836)
Earnings reinvested	1,013	1,023
Accumulated other comprehensive loss (Notes 1 and 17)	(446)	(251)
Capital stock expense and other	(48)	(37)

	2,224	1,857

	$15,569	$12,562

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF SHAREOWNERS' COMMON EQUITY
AND COMPREHENSIVE INCOME
PPL Corporation and Subsidiaries
(Millions of Dollars, except share amounts)
	For the Years Ended December 31,
	2002	2001	2000

Common stock at beginning of year	$2	$2	$2

Common stock at end of year	2	2	2

Capital in excess of par value at beginning of year	1,956	1,895	1,860
Common stock issued (a)	592	56	35
Other	(9)	5

Capital in excess of par value at end of year	2,539	1,956	1,895

Treasury stock at beginning of year	(836)	(836)	(836)

Treasury stock at end of year	(836)	(836)	(836)

Earnings reinvested at beginning of year	1,023	999	654
Net income (b)	208	179	498
Cash dividends declared on common stock	(218)	(155)	(153)

Earnings reinvested at end of year	1,013	1,023	999

Accumulated other comprehensive loss at beginning of year (c)	(251)	(36)	(55)
Foreign currency translation adjustments (b)	125	(234)	15
Unrealized gain (loss) on available-for-sale securities (b)	(3)	(4)	3
Minimum pension liability adjustments (b) (d)	(301)		1
Unrealized gain (loss) on qualifying derivatives (b)	(16)	23

Accumulated other comprehensive loss at end of year	(446)	(251)	(36)

Capital stock expense and other at beginning of year	(37)	(12)	(12)
Issuance costs and other charges to issue common stock	(18)
Issuance costs and other charges to issue PEPS Units		(25)
Other	7

Capital stock expense and other at end of year	(48)	(37)	(12)

Total Shareowners' Common Equity	$2,224	$1,857	$2,012

Common stock shares at beginning of year (a)	146,580	145,041	143,697
Common stock issued through the ESOP, DRIP, ICP, ICPKE, structured equity program and public offering	19,156	1,539	1,344

Common stock shares at end of year	165,736	146,580	145,041

(a)	Shares in thousands. $.01 par value, 390 million shares authorized. Each share entitles the holder to one vote on any question presented to any shareowners' meeting.
(b) Statement of Comprehensive Income (Note 1):
Net income	$208	$179	$498
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax (benefit) of $(5), $15, $(6)	125	(234)	15
Unrealized gain (loss) on available-for-sale securities, net of tax (benefit) of $(2), $(3), $2	(3)	(4)	3
Minimum pension liability adjustments, net of tax (benefit) of $(131)	(301)		1
Unrealized gain (loss) on qualifying derivatives, net of tax (benefit) of $(10), $12	(16)	23

Total other comprehensive income (loss)	(195)	(215)	19

Comprehensive Income (Loss)	$13	$(36)	$517

(c)	See Note 1 for disclosure of balances for each component of Accumulated Other Comprehensive Loss.
(d)	See Note 12 for additional information on the adjustments to the additional minimum pension liability.

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF PREFERRED STOCK AT DECEMBER 31,
PPL Corporation and Subsidiaries (a)
(Millions of Dollars)
			Shares Outstanding
	Outstanding			Shares Authorized
PPL Electric	2002	2001	2002
Preferred Stock - $100 par, cumulative
4-1/2%	$25	$25	247,524	629,936
Series	57	57	568,665	10,000,000

	$82	$82

Details of Preferred Stock (b)
					Sinking Fund Provisions
				Optional Redemption Price Per Share
			Shares Outstanding		Shares to be Redeemed Annually
	Outstanding					Redemption Period
	2002	2001	2002
With Sinking Fund Requirements
Series Preferred
6.125%	$17	$17	167,500	$100.00 (c)	(d)	2003-2005
6.15%	10	10	97,500	100.00 (c)	97,500	April 2003
6.33%	4	4	46,000	100.00 (c)	46,000	July 2003

	$31	$31

Without Sinking Fund Requirements
4-1/2% Preferred	$25	$25	247,524	$110.00
Series Preferred
3.35%	2	2	20,605	103.50
4.40%	12	12	117,676	102.00
4.60%	3	3	28,614	103.00
6.75%	9	9	90,770	Varies (c)

	$51	$51

Decreases in Preferred Stock
	2002		2001		2000
	Shares	Amount	Shares	Amount	Shares	Amount
4-1/2% Preferred			(134)
Series Preferred
5.95%			(10,000)	$(1)
6.125%			(148,000)	(14)

Decreases in Preferred Stock normally represent: (i) the redemption of stock pursuant to sinking fund requirements; or (ii) shares redeemed pursuant to optional provisions. There were no issuances or redemptions of preferred stock in 2002 or 2000 through these provisions.

(a)	Each share of PPL Electric's preferred stock entitles the holder to one vote on any question presented to PPL Electric's shareowners' meetings. There were also 10 million shares of PPL's preferred stock and 5 million shares of PPL Electric's preference stock authorized; none were outstanding at December 31, 2002 and 2001.
(b)	The involuntary liquidation price of the preferred stock is $100 per share. The optional voluntary liquidation price is the optional redemption price per share in effect, except for the 4-1/2% Preferred Stock for which such price is $100 per share (plus in each case any unpaid dividends).
(c)	These series of preferred stock are not redeemable prior to 2003: 6.125%, 6.15%, 6.33% and 6.75%.
(d)	Shares to be redeemed annually on October 1 as follows: 2003-2004, 57,500; 2005, 52,500.

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF COMPANY-OBLIGATED MANDATORILY REDEEMABLE SECURITIES AT DECEMBER 31,
PPL Corporation and Subsidiaries
(Millions of Dollars)
		Outstanding		Shares Outstanding	Shares
		2002	2001	2002	Authorized	Maturity
Company-obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely Company Debentures
	$25 per security
	8.10% (a)		$150		6,000,000	July 2027(b)
	8.20% (a)		100		4,000,000	April 2027(b)
	7.75% (c)	$575	575	23,000,000	23,000,000	May 2006
	$1,000 per security
	8.23% (d)	86		82,000	82,000	February 2027

		$661	$825

(a)	PPL Capital Trust and PPL Capital Trust II issued to the public a total of $250 million of preferred securities through two Delaware statutory business trusts holding solely PPL Electric debentures. PPL Electric owned all of the common securities of the subsidiary trusts, representing the remaining undivided beneficial ownership interest in the assets of the trusts. The proceeds derived from the issuance of the preferred securities and the common securities were used by PPL Capital Trust and PPL Capital Trust II to acquire $103 million and $155 million principal amount of PPL Electric Junior Subordinated Deferrable Interest Debentures (Subordinated Debentures). Thus, the preferred securities were supported by a corresponding amount of Subordinated Debentures issued by PPL Electric to the trusts.

(b)	The preferred securities were subject to mandatory redemption upon the early redemption of all of the Subordinated Debentures. At the option of PPL Electric, the 8.20% Subordinated Debentures were redeemed in May 2002 and the 8.10% Subordinated Debentures were redeemed in September 2002. The redemption price was $25 per preferred security plus an amount equal to accumulated and unpaid distributions to the date of redemption.

(c)	In May 2001, PPL and PPL Capital Funding Trust I, a wholly-owned finance subsidiary of PPL, issued $575 million of 7.75% PEPS Units. Each PEPS Unit consists of (i) a contract to purchase shares of PPL common stock on or prior to May 18, 2004 and (ii) a trust preferred security of PPL Capital Funding Trust I with a stated liquidation amount of $25. Each purchase contract requires PPL to make contract adjustment payments of .46% per year, paid quarterly, on the $25 stated amount of the PEPS Unit and requires the holders of the contracts to purchase a number of shares of PPL common stock on or prior to May 18, 2004. The number of shares required to be purchased will depend on the average market price of PPL's common stock prior to the purchase date, subject to certain limitations. The holders' obligations to purchase shares under the purchase contracts may be settled with the proceeds of a remarketing of the preferred securities, which have been pledged to secure these obligations. The distribution rate on each preferred security is 7.29% per year, paid quarterly, until May 18, 2004. The Trust's sole source of funds for distributions are from payments of interest on the 7.29% subordinated notes of PPL Capital Funding, due May 18, 2006, issued to the Trust. The preferred securities are expected to be remarketed in the first half of 2004. Upon a remarketing, the interest rate on the subordinated notes and the distribution rate on the preferred securities will be reset at a rate that will be equal to or greater than 7.29%. PPL has guaranteed the payment of principal and interest on the subordinated notes issued to the trust by PPL Capital Funding. PPL has also fully and unconditionally guaranteed all of the Trust's obligations under the trust preferred securities. See Note 8 for a discussion of dividend restrictions related to PPL's subsidiaries.

(d)	SIUK Capital Trust I issued $82 million of 8.23% preferred securities and invested the proceeds in 8.23% subordinated debentures issued by SIUK Limited. Thus, the preferred securities are supported by a corresponding amount of subordinated debentures. SIUK Limited owns all of the common securities of SIUK Capital Trust I. In addition, SIUK Limited has guaranteed all of SIUK Capital Trust I's obligations under the preferred securities. With PPL's acquisition of the controlling interest in WPD in September 2002, these preferred securities were consolidated on the books of PPL at their then fair value of $86 million. See Note 9 for information on the acquisition of a controlling interest in WPD.

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF LONG-TERM DEBT AT DECEMBER 31,
PPL Corporation and Subsidiaries
(Millions of Dollars)
	Outstanding
	2002		2001	Maturity (a)
First Mortgage Bonds (b)
7-3/4%			$28	May 1, 2002
6-7/8%	$19		19	February 1, 2003
6-7/8%	25		25	March 1, 2004
6-1/2%	110		110	April 1, 2005
6.55%	146		146	March 1, 2006
7-3/8%	10		10	2013-2017
8-1/2%		(d)	11	2018-2022
6-3/4% to 7-7/8%	72		72	2023-2024
First Mortgage Pollution Control Bonds (b)
6.40% Series H	90		90	November 1, 2021
5.50% Series I	53		53	February 15, 2027
6.40% Series J	116		116	September 1, 2029
6.15% Series K	55		55	August 1, 2029
Senior Secured Bonds (b)
5-7/8%	300		300	August 15, 2007
6-1/4%	500		500	August 15, 2009

	1,496		1,535
Series 1999-1 Transition Bonds
6.08% to 7.15%	1,678	(e)	1,923	2002-2008

Medium-Term Notes - 5.75% to 8.375% (c)	822	(f)	1,347	2002-2007
Senior Unsecured Notes - 6.40%	500		500	November 1, 2011
Pollution Control Revenue Bonds - 1.54%	9		9	June 1, 2027
Unsecured Promissory Notes - 8.70% to 9.64%	12	(g)	13	2010-2022
Unsecured Bonds - 6.50% to 9.25%	1,583	(h)		2004-2028
Inflation Linked Bonds - 6.20% to 6.40%	131		130	2006-2022
Other Long Term Debt	21	(i)	134	2002-2012

	6,252		5,591
Fair Value Swaps	28		3
Unamortized discount	(13)		(15)

	6,267		5,579
Less amount due within one year	(366)		(498)

Total Long-Term Debt	$5,901		$5,081

(a)	Aggregate long-term debt maturities through 2007 are (millions of dollars): 2003, $366; 2004, $576; 2005, $730; 2006, $852; 2007, $1,069.
(b)	The First Mortgage Bonds and the First Mortgage Pollution Control Bonds were issued under, and are secured by, the lien of the 1945 First Mortgage Bond Indenture. The lien of the 1945 First Mortgage Bond Indenture covers substantially all electric transmission and distribution plant owned by PPL Electric. The Senior Secured Bonds were issued under the 2001 Senior Secured Bond Indenture. The Senior Secured Bonds are secured by (i) an equal principal amount of First Mortgage Bonds issued under the 1945 First Mortgage Bond Indenture and (ii) the lien of the 2001 Senior Secured Bond Indenture, which covers substantially all electric transmission and distribution plant owned by PPL Electric and which is junior to the lien of the 1945 First Mortgage Bond Indenture.
(c)	PPL fully and unconditionally guarantees the medium-term notes of PPL Capital Funding, a wholly-owned finance subsidiary of PPL. See Note 8 for a discussion of dividend restrictions related to PPL's subsidiaries.
(d)	In May 2002, PPL Electric redeemed and retired all of its outstanding First Mortgage Bonds, 8-1/2% Series due 2022, at an aggregate par value of $11 million through the maintenance and replacement fund provisions of its 1945 First Mortgage Bond Indenture.
(e)	In August 1999, PPL Transition Bond Company issued $2.4 billion of transition bonds to securitize a portion of PPL Electric's stranded costs. The bonds were issued in eight different classes, with expected average lives of 1 to 8.7 years. Bond principal payments of $245 million were made in 2002.
(f)	During 2002, PPL Capital Funding retired the following series of medium-term notes: in February 2002, $10 million of 7.75% Series due 2005; in September 2002, $175 million of floating-rate Series B due 2002 and $25 million of 7.75% Series due 2002; in October 2002, $100 million of 7.75% Series due 2005 and $15 million of 8-3/8% Series due 2007; in November 2002, $200 million of 7.7% Reset Put Securities due 2007.
(g)	In September 2002, PPL Gas Utilities made a $750,000 principal payment on its 9.64% Notes due 2010.
(h)	On September 6, 2002, PPL Global acquired a controlling interest in WPD, which resulted in the consolidation of WPD's assets and liabilities. (See Note 9.)
(i)	CEMAR's debt was deconsolidated when PPL relinquished control. (See Note 9.)

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF INCOME FOR THE YEARS ENDED DECEMBER 31,
PPL Energy Supply, LLC and Subsidiaries
(Millions of Dollars)
	2002	2001	2000

Operating Revenues
Wholesale energy marketing	$993	$989	$90
Wholesale energy marketing to affiliates (Note 15)	1,434	1,331	551
Utility	980	408	320
Unregulated retail electric and gas	182	356	559
Net energy trading margins	19	37	47
Energy related businesses	546	633	415

Total	4,154	3,754	1,982

Operating Expenses
Operation
Fuel	503	500	269
Energy purchases	665	696	208
Energy purchases from affiliates (Note 15)	171	194	85
Other operation and maintenance	808	746	465
Depreciation (Note 1)	265	170	99
Taxes, other than income (Note 5)	78	38	53
Energy related businesses	521	508	348
Other charges
Write-down of international energy projects (Note 9)	113	336
Cancellation of generation projects (Note 9)		150
Workforce reduction (Note 21)	41
Write-down of generation assets (Note 9)	44

Total	3,209	3,338	1,527

Operating Income	945	416	455

Other Income - net (Note 16)	48	74	42

Interest Expense	208	21	25

Interest Expense with Affiliate	3	26	101

Income Before Income Taxes and Minority Interest	782	443	371

Income Taxes (Note 5)	266	274	125

Minority Interest (Note 1)	78	(2)	4

Income Before Cumulative Effect of a Change in Accounting Principle	438	171	242

Cumulative Effect of a Change in Accounting Principle (net of income taxes) (Notes 12 and 18)	(150)	3

Income Before Distributions on Preferred Securities	288	174	242

Distributions - Preferred Securities	9

Net Income	$279	$174	$242

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,
PPL Energy Supply, LLC and Subsidiaries
(Millions of Dollars)
	2002	2001	2000

Cash Flows From Operating Activities
Net income	$279	$174	$242
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	175	170	99
Amortization - energy commitments and other	(50)	(61)	(38)
Dividends received from unconsolidated affiliates	14	103	4
Gain on NUG contract termination	(25)
NUG contract termination payment	(50)
Charge for cancellation of generation projects		150
Write-down of international energy projects	113	336
Write-down of generation assets	44
Payments to cancel generation projects	(152)
Equity in earnings of unconsolidated affiliates	8	(127)	(68)
Equity in earnings of WPD prior to acquiring controlling interest in 2002	(75)
Deferred revenue on PLR supply to affiliate		90
Deferred income taxes and investment tax credits	158	14	(19)
Workforce reduction - net of cash paid	37
Unrealized (gain) loss on derivative hedging activities	3	(16)
Pension income	(20)	(23)
Cumulative effect of a change in accounting principle	150	(3)
Change in current assets and current liabilities
Accounts receivable	109	47	(9)
Accounts payable	(32)	(145)	242
Other - net	(40)	(101)	201
Other operating activities - net
Other assets	1	(1)	(58)
Other liabilities	3	(2)	19

Net cash provided by operating activities	650	605	615

Cash Flows From Investing Activities
Expenditures for property, plant and equipment	(404)	(380)	(280)
Proceeds from PPL Montana sale/leaseback			410
Acquisition of controlling interest in WPD, net of cash acquired	(211)
Investment in generating assets and electric energy projects	(261)	(312)	(575)
Net (increase) decrease in notes receivable from affiliates	(260)	986	(914)
Other investing activities - net	(8)	(16)	8

Net cash provided by (used in) investing activities	(1,144)	278	(1,351)

Cash Flows From Financing Activities
Issuance of long-term debt	1	729
Retirement of long-term debt	(14)	(9)	(42)
Contributions from Member	160	953	17
Distributions to Member	(710)	(463)	(142)
Net increase (decrease) in short-term debt	392	(193)	(180)
Net increase (decrease) in short-term debt payable to affiliates		(1,200)	1,122
Other financing activities - net	(3)	(12)	9

Net cash provided by (used in) financing activities	(174)	(195)	784

Effect of Exchange Rates on Cash and Cash Equivalents	2	(3)

Net Increase (Decrease) in Cash and Cash Equivalents	(666)	685	48
Cash and Cash Equivalents at Beginning of Period	815	130	82

Cash and Cash Equivalents at End of Period	$149	$815	$130

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest (net of amount capitalized)	$97	$53	$27
Income taxes	$27	$60	$117

Non-cash Contributions from Member
Intercompany notes and accounts receivable		$920
Net assets transferred in corporate realignment			$1,588

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEET AT DECEMBER 31,
PPL Energy Supply, LLC and Subsidiaries
(Millions of Dollars)
	2002	2001

Assets

Current Assets
Cash and cash equivalents (Note 1)	$149	$815
Accounts receivable (less reserve: 2002, $88; 2001, $104)	375	350
Unbilled revenues	165	114
Accounts receivable from affiliates (Note 15)	11	113
Notes receivable from affiliates (Note 15)	655	305
Fuel, materials and supplies - at average cost	200	209
Price risk management assets (Notes 1 and 17)	93	123
Other	177	89

	1,825	2,118

Investments
Investment in unconsolidated affiliates - at equity (Notes 1 and 3)	234	586
Investment in unconsolidated affiliates - at cost (Note 1)	107	114
Nuclear plant decommissioning trust fund (Note 6)	287	276
Other	10	7

	638	983

Property, Plant and Equipment - net (Note 1)
Electric plant in service
Transmission and distribution	3,390	465
Generation	2,679	2,464
General	277	122

	6,346	3,051
Construction work in progress	176	146
Nuclear fuel	129	127

Electric plant	6,651	3,324
Gas and oil plant	23	23
Other property	213	71

	6,887	3,418

Other Noncurrent Assets
Goodwill and other intangibles (Note 18)	490	400
Notes receivable from affiliates		90
Other	495	148

	985	638

	$10,335	$7,157

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEET AT DECEMBER 31,
PPL Energy Supply, LLC and Subsidiaries
(Millions of Dollars)
	2002	2001

Liabilities and Equity

Current Liabilities
Short-term debt (Note 8)	$539	$118
Short-term debt expected to be refinanced (Note 8)	389
Long-term debt	6	24
Accounts payable	396	500
Accounts payable to affiliates (Note 15)	76	47
Above market NUG contracts (Note 14)	75	87
Taxes	114	94
Deferred revenue on PLR energy supply to affiliate (Note 15)	12	11
Price risk management liabilities (Notes 1 and 17)	96	97
Other	257	154

	1,960	1,132

Long-term Debt	2,225	737

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes and investment tax credits (Note 5)	1,027	55
Above market NUG contracts (Note 14)	352	493
Nuclear plant decommissioning (Note 6)	296	294
Deferred revenue on PLR energy supply to affiliate (Note 15)	69	79
Other (Notes 1 and 12)	777	357

	2,521	1,278

Commitments and Contingent Liabilities (Note 14)

Minority Interest (Note 1)	36	38

Company-obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely Company Debentures	86

Member's Equity	3,507	3,972

	$10,335	$7,157

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF MEMBER'S EQUITY AND COMPREHENSIVE INCOME
PPL Energy Supply, LLC and Subsidiaries
(Millions of Dollars)

		For the Years Ended December 31,
		2002	2001	2000

Member's Equity at beginning of year		$3,972	$2,577	$922
	Member's contributions	160	1,873	1,540
	Net income (a)	279	174	242
	Other comprehensive income (loss), net of tax: (b)
	Foreign currency translation adjustments (a) (c)	125	(234)	15
	Unrealized gain (loss) on qualifying derivatives (a)	(23)	46
	Minimum pension liability adjustments (a) (d)	(296)	(1)
	Distributions to Member	(710)	(463)	(142)

Member's Equity at end of period		$3,507	$3,972	$2,577

(a)	Statement of Comprehensive Income (Note 1):
	Net income	$279	$174	$242
	Other comprehensive income (loss):
	Foreign currency translation adjustments, net of tax (benefit) of $(5), $15, $(6)	125	(234)	15
	Unrealized gain (loss) on qualifying derivatives, net of tax (benefit) of $(15), $29	(23)	46
	Minimum pension liability adjustments, net of tax (benefit) of $(128), $0	(296)	(1)

	Total other comprehensive income (loss)	(194)	(189)	15

	Comprehensive Income (Loss)	$85	$(15)	$257

(b)	See Note 1 for disclosure of balances for each component of Accumulated Other Comprehensive Loss.
(c)	Includes a $94 million credit for the write-off of the CEMAR cumulative translation adjustment in June 2002. See Note 9 for additional information.
(d)	See Note 12 for additional information on the adjustments to the additional minimum pension liability.

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF COMPANY-OBLIGATED MANDATORILY REDEEMABLE SECURITIES AT DECEMBER 31,
PPL Energy Supply, LLC and Subsidiaries
(Millions of Dollars)
		Outstanding		Shares Outstanding	Shares
		2002	2001	2002	Authorized	Maturity
Company-obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely Company Debentures - $1,000 per security
	8.23% (a)	$86		82,000	82,000	February 2027

(a)	SIUK Capital Trust I issued $82 million of 8.23% preferred securities and invested the proceeds in 8.23% subordinated debentures issued by SIUK Limited. Thus, the preferred securities are supported by a corresponding amount of subordinated debentures. SIUK Limited owns all of the common securities of SIUK Capital Trust I. In addition, SIUK Limited has guaranteed all of SIUK Capital Trust I's obligations under the preferred securities. With PPL's acquisition of the controlling interest in WPD in September 2002, these preferred securities were consolidated on the books of PPL at their then fair value of $86 million. See Note 9 for information on the acquisition of a controlling interest in WPD.

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF LONG-TERM DEBT AT DECEMBER 31,
PPL Energy Supply, LLC and Subsidiaries
(Millions of Dollars)
	Outstanding
	2002		2001	Maturity (a)

6.40% Senior Unsecured Notes	$500		$500	November 1, 2011
6.50% to 9.25% Unsecured Bonds	1,583	(b)		2004-2028
18% Banco Rural S.A. - Brazilian real denominated		(c)	6	2002
5% - 10% Electrobras - Brazilian real denominated		(c)	73	2012
13% Electronorte S.A. - U.S. dollar denominated		(c)	15	2005
LIBOR Brazilian Govt. - U.S. dollar denominated		(c)	9	2002-2024
6.20% Bonds - UF denominated debt	71		71	2006
6.40% Bonds - UF denominated debt	59		59	2022
6% Bolivian Govt.	10		11	2002-2013
2.57% - 18% UF denominated debt with various banks	6		9	2002-2013
9% Note payable	2		3	2002-2004
Other Long-Term Debt	4		9	2002-2011

	2,235		765
Unamortized discount	(4)		(4)

	2,231		761
Less amount due within one year	(6)		(24)

Total Long-Term Debt	$2,225		$737

(a)	Aggregate long-term debt maturities through 2007 are (millions of dollars): 2003, $6; 2004, $187; 2005, $4; 2006, $418; 2007, $182. There are no debt securities outstanding that have sinking fund requirements.
(b)	On September 6, 2002, PPL Global acquired a controlling interest in WPD, which resulted in the consolidation of WPD's assets and liabilities. (See Note 9.)
(c)	CEMAR's debt was deconsolidated when PPL relinquished control. (See Note 9.)

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

Page Left Blank Intentionally

CONSOLIDATED STATEMENT OF INCOME FOR THE YEARS ENDED DECEMBER 31,
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars)
	2002	2001	2000

Operating Revenues
Retail electric	$2,527	$2,437	$2,413
Retail electric to affiliate	23	20	10
Wholesale electric	28	33	805
Wholesale electric to affiliate (Note 15)	160	176	86
Energy related businesses	10	28	22

Total	2,748	2,694	3,336

Operating Expenses
Operation
Fuel			200
Energy purchases	208	177	857
Energy purchases from affiliate (Note 15)	1,431	1,325	552
Other	252	237	360
Amortization of recoverable transition costs	226	251	227
Maintenance	67	51	147
Depreciation (Note 1)	94	91	167
Taxes, other than income (Note 5)	153	116	134
Energy related businesses	9	27	23
Workforce reduction (Note 21)	33

Total	2,473	2,275	2,667

Operating Income	275	419	669

Other Income - net (Note 16)	16	16	17

Interest Expense	218	230	231

Interest Expense with affiliate			8

Income Before Income Taxes	73	205	447

Income Taxes (Note 5)	18	65	171

Income Before Extraordinary Item	55	140	276

Extraordinary Item (net of income taxes) (Note 1)			11

Income Before Cumulative Effect of a Change in Accounting Principle	55	140	287

Cumulative Effect of a Change in Accounting Principle (net of income taxes) (Note 12)		5

Income Before Dividends and Distributions on Preferred Securities	55	145	287

Dividends and Distributions - Preferred Securities	16	26	26

Net Income	$39	$119	$261

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars)
	2002	2001	2000

Cash Flows From Operating Activities
Net income	$39	$119	$261
Extraordinary item (net of income taxes)			11

Net income before extraordinary item	39	119	250
Adjustments to reconcile net income before extraordinary item to net cash provided by operating activities
Depreciation	94	91	167
Amortizations - recoverable transition costs and other	245	260	217
Dividend and distribution requirements - preferred securities	16	26	26
Deferred income taxes and investment tax credits	21	31	(9)
Workforce reduction - net of cash paid	31
Prepayment on PLR energy supply from affiliate		(90)
Pension income	(17)	(24)	(4)
Cumulative effect of a change in accounting principle		(5)
Change in current assets and current liabilities
Accounts receivable	(65)	76	22
Accounts payable	(97)	(113)	(192)
Other - net	5	33	339
Other operating activities - net
Other assets	11	(22)	37
Other liabilities	(9)	10	(50)

Net cash provided by operating activities	274	392	803

Cash Flows From Investing Activities
Expenditures for property, plant and equipment	(223)	(134)	(242)
Net (increase) decrease in notes receivable from parent and affiliates	260	(280)	142
Other investing activities - net	4	(18)	31

Net cash provided by (used in) investing activities	41	(432)	(69)

Cash Flows From Financing Activities
Issuance of long-term debt		800
Retirement of long-term debt	(285)	(465)	(380)
Retirement of company-obligated mandatorily redeemable preferred securities	(250)
Contribution from parent	240
Purchase of treasury stock		(280)
Retirement of preferred stock		(15)
Payment of common and preferred dividends	(85)	(107)	(140)
Termination of nuclear fuel lease			(154)
Cash of subsidiaries divested in corporate realignment (Note 19)			(73)
Net increase (decrease) in short-term debt	15	(59)	239
Other financing activities - net		(22)	(11)

Net cash used in financing activities	(365)	(148)	(519)

Net Increase (Decrease) in Cash and Cash Equivalents	(50)	(188)	215
Cash and Cash Equivalents at Beginning of Period	79	267	52

Cash and Cash Equivalents at End of Period	$29	$79	$267

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest (net of amount capitalized)	$222	$214	$227
Income taxes	$32	$63	$91

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEET AT DECEMBER 31,
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars)
	2002	2001

Assets

Current Assets
Cash and cash equivalents (Note 1)	$29	$79
Accounts receivable (less reserve: 2002, $23; 2001, $19)	216	185
Unbilled revenues	113	131
Accounts receivable from affiliates (Note 15)	44	18
Notes receivable from affiliates (Note 15)	90	350
Income tax receivable	35	35
Prepayments	51	4
Prepayment on PLR energy supply from affiliate (Note 15)	12	11
Deferred income taxes (Note 5)	43	41
Other	36	29

	669	883

Property, Plant and Equipment - net (Note 1)
Electric utility plant in service
Transmission and distribution	2,214	2,101
General	192	183

	2,406	2,284
Construction work in progress	46	32

Electric utility plant	2,452	2,316
Other property	4	3

	2,456	2,319

Regulatory and Other Noncurrent Assets (Note 1)
Recoverable transition costs	1,946	2,172
Intangibles (Note 18)	118	125
Prepayment on PLR energy supply from affiliate (Note 15)	69	79
Other	325	343

	2,458	2,719

	$5,583	$5,921

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEET AT DECEMBER 31,
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars)
	2002	2001

Liabilities and Equity

Current Liabilities
Short-term debt (Note 8)	$15
Long-term debt	274	$274
Accounts payable	42	34
Accounts payable to affiliates (Note 15)	24	122
Taxes	96	74
Interest	34	34
Other	63	46

	548	584

Long-term Debt	2,901	3,185

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes and investment tax credits (Note 5)	780	757
Other (Notes 1 and 12)	125	132

	905	889

Commitments and Contingent Liabilities (Note 14)

Company-obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely Company Debentures		250

Preferred Stock
With sinking fund requirements	31	31
Without sinking fund requirements	51	51

	82	82

Shareowner's Common Equity
Common stock	1,476	1,476
Additional paid-in capital	282	51
Treasury stock (Note 1)	(912)	(912)
Earnings reinvested	308	332
Capital stock expense and other	(7)	(16)

	1,147	931

	$5,583	$5,921

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF SHAREOWNER'S COMMON EQUITY
AND COMPREHENSIVE INCOME
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars, except share amounts)
	For the Years Ended December 31,

	2002	2001	2000

Common stock at beginning of year	$1,476	$1,476	$1,476

Common stock at end of year	1,476	1,476	1,476

Additional paid-in capital at beginning of year	51	55	55
Capital contribution from PPL	240
Return of capital in conjunction with plan of division		(5)
Other	(9)	1

Additional paid-in capital at end of year	282	51	55

Treasury stock at beginning of year	(912)	(632)	(632)
Treasury stock purchased		(280)

Treasury stock at end of year	(912)	(912)	(632)

Earnings reinvested at beginning of year	332	277	419
Net income (a)	39	119	261
Cash dividends declared on common stock	(63)	(64)	(132)
Common distribution in corporate realignment			(271)

Earnings reinvested at end of year	308	332	277

Accumulated other comprehensive income (loss) at beginning of year			(6)
Transfer of minimum pension liability in corporate realignment (a) (b)			6

Accumulated other comprehensive income (loss) at end of year

Capital stock expense and other at beginning of year	(16)	(16)	(16)
Other	9

Capital stock expense and other at end of year	(7)	(16)	(16)

Total Shareowner's Common Equity	$1,147	$931	$1,160

Common stock shares at beginning of year (c)	78,030	102,230	102,230
Treasury stock purchased		(24,200)

Common stock shares at end of year	78,030	78,030	102,230

(a)	Statement of Comprehensive Income (Note 1):
Net income	$39	$119	$261
Other comprehensive income:
Transfer of minimum pension liability in corporate realignment			6

Total other comprehensive income			6

Comprehensive Income	$39	$119	$267

(b)	The adjustment in 2000 represents the transfer of the minimum pension liability to PPL Services in the corporate realignment.
(c)	Shares in thousands. No par value. 170 million shares authorized. All common shares of PPL Electric stock are owned by PPL.

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF PREFERRED STOCK AT DECEMBER 31,
PPL Electric Utilities Corporation and Subsidiaries (a)
(Millions of Dollars)
			Shares Outstanding
	Outstanding			Shares Authorized
	2002	2001	2002
Preferred Stock - $100 par, cumulative
4-1/2%	$25	$25	247,524	629,936
Series	57	57	568,665	10,000,000

	$82	$82

Details of Preferred Stock (b)
					Sinking Fund Provisions
				Optional Redemption Price Per Share
			Shares Outstanding		Shares to be Redeemed Annually
	Outstanding					Redemption Period
	2002	2001	2002
With Sinking Fund Requirements
Series Preferred
6.125%	$17	$17	167,500	$100.00 (c)	(d)	2003-2005
6.15%	10	10	97,500	100.00 (c)	97,500	April 2003
6.33%	4	4	46,000	100.00 (c)	46,000	July 2003

	$31	$31

Without Sinking Fund Requirements
4-1/2% Preferred	$25	$25	247,524	$110.00
Series Preferred
3.35%	2	2	20,605	103.50
4.40%	12	12	117,676	102.00
4.60%	3	3	28,614	103.00
6.75%	9	9	90,770	Varies (c)

	$51	$51

Decreases in Preferred Stock
	2002		2001		2000
	Shares	Amount	Shares	Amount	Shares	Amount
4-1/2% Preferred			(134)
Series Preferred
5.95%			(10,000)	$(1)
6.125%			(148,000)	(14)

Decreases in Preferred Stock normally represent: (i) the redemption of stock pursuant to sinking fund requirements; or (ii) shares redeemed pursuant to optional provisions. There were no issuances or redemptions of preferred stock in 2002 or 2000 through these provisions.

(a)	Each share of PPL Electric's preferred stock entitles the holder to one vote on any question presented to PPL Electric's shareowners' meetings. There were 5 million shares of PPL Electric's preference stock authorized; none were outstanding at December 31, 2002 and 2001.
(b)	The involuntary liquidation price of the preferred stock is $100 per share. The optional voluntary liquidation price is the optional redemption price per share in effect, except for the 4-1/2% Preferred Stock for which such price is $100 per share (plus in each case any unpaid dividends).
(c)	These series of preferred stock are not redeemable prior to 2003: 6.125%, 6.15%, 6.33% and 6.75%.
(d)	Shares to be redeemed annually on October 1 as follows: 2003-2004, 57,500; 2005, 52,500.

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF COMPANY-OBLIGATED MANDATORILY REDEEMABLE SECURITIES AT DECEMBER 31,
PPL Electric Utilities Corporation and Subsidiaries (a)
(Millions of Dollars)
		Outstanding		Shares Outstanding	Shares	Maturity
		2002	2001	2002	Authorized	(b)
Company-obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely Company Debentures - $25 per security
	8.10%		$150		6,000,000	July 2027
	8.20%		100		4,000,000	April 2027

			$250

(a)	PPL Capital Trust and PPL Capital Trust II issued to the public a total of $250 million of preferred securities through two Delaware statutory business trusts holding solely PPL Electric debentures. PPL Electric owns all of the common securities of the subsidiary trusts, representing the remaining undivided beneficial ownership interest in the assets of the trusts. The proceeds derived from the issuance of the preferred securities and the common securities were used by PPL Capital Trust and PPL Capital Trust II to acquire $103 million and $155 million principal amount of PPL Electric Junior Subordinated Deferrable Interest Debentures (Subordinated Debentures). Thus, the preferred securities are supported by a corresponding amount of Subordinated Debentures issued by PPL Electric to the trusts.

(b)	The preferred securities were subject to mandatory redemption upon the early redemption of all of the Subordinated Debentures. At the option of PPL Electric, the 8.20% Subordinated Debentures were redeemed in May 2002 and the 8.10% Subordinated Debentures were redeemed in September 2002. The redemption price was $25 per preferred security plus an amount equal to accumulated and unpaid distributions to the date of redemption.

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF LONG-TERM DEBT AT DECEMBER 31,
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars)
	Outstanding
	2002		2001	Maturity (a)

First Mortgage Bonds (b)
7-3/4%			$28	May 1, 2002
6-7/8%	$19		19	February 1, 2003
6-7/8%	25		25	March 1, 2004
6-1/2%	110		110	April 1, 2005
6.55%	146		146	March 1, 2006
7-3/8%	10		10	2013-2017
8-1/2%		(c)	11	2018-2022
6-3/4% to 7-7/8%	72		72	2023-2024
First Mortgage Pollution Control Bonds (b)
6.40% Series H	90		90	November 1, 2021
5.50% Series I	53		53	February 15, 2027
6.40% Series J	116		116	September 1, 2029
6.15% Series K	55		55	August 1, 2029
Senior Secured Bonds (b)
5-7/8%	300		300	August 15, 2007
6-1/4%	500		500	August 15, 2009

	1,496		1,535
Series 1999-1 Transition Bonds
6.08% to 7.15%	1,678	(d)	1,923	2002-2008

Pollution Control Revenue Bonds - 1.54%	9		9	June 1, 2027

	3,183		3,467
Unamortized discount	(8)		(8)

	3,175		3,459
Less amount due within one year	(274)		(274)

Total Long-Term Debt	$2,901		$3,185

(a)	Aggregate long-term debt maturities through 2007 are (millions of dollars): 2003, $274; 2004, $289; 2005, $376; 2006, $434; 2007, $600. There are no bonds outstanding that have sinking fund requirements.
(b)	The First Mortgage Bonds and the First Mortgage Pollution Control Bonds were issued under, and are secured by, the lien of the 1945 First Mortgage Bond Indenture. The lien of the 1945 First Mortgage Bond Indenture covers substantially all electric transmission and distribution plant owned by PPL Electric. The Senior Secured Bonds were issued under the 2001 Senior Secured Bond Indenture. The Senior Secured Bonds are secured by (i) an equal principal amount of First Mortgage Bonds issued under the 1945 First Mortgage Bond Indenture and (ii) the lien of the 2001 Senior Secured Bond Indenture, which covers substantially all electric transmission and distribution plant owned by PPL Electric and which is junior to the lien of the 1945 First Mortgage Bond Indenture.
(c)	In May 2002, PPL Electric redeemed and retired all of its outstanding First Mortgage Bonds, 8-1/2% Series due 2022, at an aggregate par value of $11 million through the maintenance and replacement fund provisions of its 1945 First Mortgage Bond Indenture.
(d)	In August 1999, PPL Transition Bond Company issued $2.4 billion of transition bonds to securitize a portion of PPL Electric's stranded costs. The bonds were issued in eight different classes, with expected average lives of 1 to 8.7 years. Bond principal payments of $245 million were made in 2002.

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF INCOME FOR THE YEARS ENDED DECEMBER 31,
PPL Montana, LLC and Subsidiaries
(Millions of Dollars)
	2002	2001	2000

Operating Revenues
Wholesale energy marketing	$237	$335	$394
Wholesale energy marketing to affiliate (Note 15)	68	80	33
Net energy trading margins	(1)	6	8
Other	2	3	3

Total	306	424	438

Operating Expenses
Operation
Fuel	32	30	32
Energy purchases	53	82	100
Other operation and maintenance	98	101	95
Transmission	7	8	13
Depreciation (Note 1)	11	10	13
Taxes, other than income (Note 5)	17	16	15

Total	218	247	268

Operating Income	88	177	170

Other Income - net		3

Interest Expense	6	9	27

Income Before Income Taxes	82	171	143

Income Taxes (Note 5)	35	68	57

Net Income	$47	$103	$86

The accompanying Notes to the Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,
PPL Montana, LLC and Subsidiaries
(Millions of Dollars)
	2002	2001	2000

Cash Flows From Operating Activities
Net income	$47	$103	$86
Adjustments to reconcile net income to net cash provided by operating activities
Allowance for doubtful accounts		28	19
Depreciation and amortization	11	10	15
Amortization - wholesale energy commitments	(17)	(20)	(19)
Deferred income taxes	(14)	7	(11)
Changes in current assets and liabilities:
Accounts receivable	(5)	38	(97)
Accounts receivable/payable to Member	(14)	(27)	41
Accounts receivable/payable to affiliate	6	(22)	17
Accounts payable and accrued expenses	(2)	(17)	57
Other	2	(11)	(8)

Net cash provided by operating activities	14	89	100

Cash Flows From Investing Activities
Proceeds from sale of property, plant and equipment		5	410
Expenditures for property, plant and equipment	(19)	(26)	(14)

Net cash provided by (used in) investing activities	(19)	(21)	396

Cash Flows From Financing Activities
Repayments of short-term debt			(365)
Borrowings on revolving line of credit	80	60	23
Repayments on revolving line of credit	(98)	(16)	(28)
Distribution to Member		(167)	(50)

Net cash used in financing activities	(18)	(123)	(420)

Net Increase (Decrease) in Cash and Cash Equivalents	(23)	(55)	76
Cash and Cash Equivalents at Beginning of Period	24	79	3

Cash and Cash Equivalents at End of Period	$1	$24	$79

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$1	$2	$16
Income taxes	$32	$88	$1
Gain deferred on sale of assets			$8

The accompanying Notes to the Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEET AT DECEMBER 31,
PPL Montana, LLC and Subsidiaries
(Millions of Dollars)
	2002	2001

Assets

Current Assets
Cash and cash equivalents (Note 1)	$1	$24
Accounts receivable (less reserve: 2002, $47; 2001, $47)	26	22
Accounts receivable from joint owners	8	6
Accounts receivable from affiliates		4
Accounts receivable from Member	2
Fuel, materials and supplies - at average cost	6	6
Price risk management assets (Notes 1 and 17)	12	14
Deferred income taxes (Note 5)	17	4
Prepayments and other	4	4

	76	84

Noncurrent Assets
Property, plant and equipment - net (Note 1)	433	425
Deferred income taxes (Note 5)	12	20
Other	122	122

	567	567

	$643	$651

Liabilities and Equity

Current Liabilities
Accounts payable	$31	$36
Accounts payable to affiliates	1
Accounts payable to Member		11
Revolving line of credit (Note 8)	26	44
Accrued expenses	17	14
Price risk management liabilities (Notes 1 and 17)	12	4
Wholesale energy commitments (Note 14)	2	13

	89	122

Noncurrent Liabilities
Employee benefit obligations	27	16
Wholesale energy commitments (Note 14)	62	65
Other (Note 12)	31	27

	120	108

Commitments and Contingent Liabilities (Note 14)

Member's Equity	434	421

	$643	$651

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF MEMBER'S EQUITY AND COMPREHENSIVE INCOME
PPL Montana, LLC and Subsidiaries
(Millions of Dollars)
		For the Years Ended December 31,

		2002	2001	2000

Member's Equity at beginning of year		$421	$453	$417
	Net income (a)	47	103	86
	Other comprehensive income (loss), net of tax: (b)
	Unrealized gain (loss) on qualifying derivatives (a)	(29)	33
	Minimum pension liability adjustment (a)	(5)	(1)
	Distribution to Member		(167)	(50)

Member's Equity at end of year		$434	$421	$453

(a)	Statement of Comprehensive Income:
	Net income	$47	$103	$86
	Other comprehensive income (loss):
	Unrealized gain (loss) on qualifying derivatives, net of tax (benefit) of $(19), $21	(29)	33
	Minimum pension liability adjustment	(5)	(1)

	Total other comprehensive income (loss)	(34)	32

	Comprehensive Income	$13	$135	$86

(b)	See Note 1 for disclosure of balances for each component of Accumulated Other Comprehensive Income.

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Terms and abbreviations appearing in Combined Notes to Consolidated Financial Statements are explained in the glossary. Dollars are in millions, except per share data, unless otherwise noted.

  Summary of Significant Accounting Policies

  Business and Consolidation

  (PPL, PPL Energy Supply and PPL Electric)

  PPL is an energy and utility holding company that, through its subsidiaries, is primarily engaged in the generation and marketing of electricity in the northeastern and western U.S. and in the delivery of electricity in Pennsylvania, the U.K. and Latin America. Based in Allentown, Pennsylvania, PPL is the parent of PPL Energy Funding, PPL Electric, PPL Gas Utilities, PPL Services and PPL Capital Funding.

  (PPL and PPL Energy Supply)

  PPL Energy Funding is the parent of PPL Energy Supply, which serves as the holding company for PPL's principal unregulated subsidiaries. PPL Energy Supply was formed in November 2000 to engage in competitive energy businesses. In May 2001, PPL Energy Funding contributed its interests in PPL Generation, PPL EnergyPlus and PPL Global to PPL Energy Supply, after receipt of required regulatory approvals. As a result, PPL Energy Supply is now the parent of PPL Generation, PPL EnergyPlus and PPL Global. PPL Energy Funding is the sole Member of PPL Energy Supply.

  PPL Generation owns and operates a portfolio of domestic power generating assets. These power plants are located in Pennsylvania, Montana, Arizona, Illinois, Connecticut, New York and Maine and use well-diversified fuel sources including coal, nuclear, natural gas, oil and hydro. PPL EnergyPlus markets or brokers electricity produced by PPL Generation, along with purchased power, natural gas and oil in competitive wholesale and deregulated retail markets, primarily in the northeastern and western portions of the U.S. PPL Global acquires and develops domestic generation projects that are, in turn, operated by PPL Generation as part of its portfolio of generation assets. PPL Global also acquires and holds international energy projects that are primarily focused on the distribution of electricity.

  (PPL and PPL Electric)

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

  (PPL Montana)

  PPL Montana commenced operations in December 1999, after the purchase of substantially all the generation assets and certain contracts of the utility division of Montana Power. PPL Montana operates steam generation and hydroelectric facilities throughout Montana. PPL Montana has been designated as an EWG under the Federal Power Act and sells wholesale power throughout the western U.S.

  The consolidated financial statements include the accounts of PPL Montana, a Delaware limited-liability company, and its direct wholly-owned subsidiaries PPL Colstrip I, LLC and PPL Colstrip II, LLC. The subsidiaries have no assets or operations and bear no relationship to Colstrip Units 1 and 2. All significant intercompany accounts and transactions have been eliminated. PPL Montana Holdings, LLC is the sole Member of PPL Montana and is an indirect wholly-owned subsidiary of PPL.

  (PPL and PPL Energy Supply)

  PPL and PPL Energy Supply consolidate the financial statements of their affiliates when they have control. All significant intercompany transactions have been eliminated. Minority interests in operating results and equity ownership are reflected in the consolidated financial statements.

  The consolidated financial statements reflect the accounts of all controlled affiliates on a current basis, with the exception of certain PPL Global investments. It is the policy of PPL Global to consolidate foreign affiliates and record equity in earnings of affiliates on a lag, based on the availability of financial data on a U.S. GAAP basis:

•	Earnings from foreign equity method investments are recorded on a three-month lag.

•	PPL Global consolidates the results of controlled subsidiaries, WPD, Emel, EC, the Bolivian subsidiaries and other investments, on a one-month lag. The portion of the subsidiaries' earnings owned by outside shareowners is included in "Minority Interest" in the consolidated financial statements.

  PPL Global's investments in CGE and CEMAR (effective August 21, 2002) are accounted for using the cost method. Dividends from these investments are recorded as income when received.

  Predecessor Businesses and Basis of Presentation (PPL Energy Supply)

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
  1976 - PPL Interstate Energy Company
  1977 - BDW Corporation
  1995 - PPL Global, LLC; PPL Spectrum, Inc.
  1998 - PPL EnergyPlus, LLC; H. T. Lyons, Inc.; McClure Company
  1999 - generation assets acquired from Montana Power (forming PPL Montana, LLC); PPL Rights, Inc.; Burns Mechanical, Inc.; McCarl's Inc.; PPL Energy Services Northeast, Inc. (formerly Western Mass. Holdings, Inc.); PPL Synfuel Investments, LLC; PPL Somerset, LLC; PPL Maine, LLC
  2000 - Clymer Fuel, LLC; generation assets transferred by PPL Electric Utilities Corporation in the July 1, 2000 corporate realignment (formed as subsidiaries of PPL Generation, LLC. See Note 19).

  Since acquisition or formation, each entity identified above remained a wholly-owned subsidiary of PPL or its subsidiaries. Therefore, the entities listed above have been combined as one collective predecessor for purposes of satisfying SEC financial statement requirements for 2000, based on their respective acquisition or formation dates. In the balance of these notes, "PPL Energy Supply" refers to the predecessors of PPL Energy Supply as presented above for 2000.

  Certain line items in these PPL Energy Supply financial statements may not be consistent with the financial statements previously issued in connection with the Securities Act of 1934 filing requirements of PPL, due to reclassifications, as well as eliminations at different levels of consolidation.

  Use of Estimates/Contingencies (PPL, PPL Energy Supply, PPL Electric and PPL Montana)

  The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  PPL records loss contingencies in accordance with SFAS 5, "Accounting for Contingencies."

  Accounting Records (PPL and PPL Electric)

  The accounting records for PPL Electric and PPL Gas Utilities are maintained in accordance with the Uniform System of Accounts prescribed by the FERC and adopted by the PUC.

  Cash Equivalents (PPL, PPL Energy Supply, PPL Electric and PPL Montana)

  All highly liquid debt instruments purchased with original maturities of three months or less are considered to be cash equivalents.

  Property, Plant and Equipment

  (PPL, PPL Energy Supply, PPL Electric and PPL Montana)

  Property, plant and equipment is recorded at original cost, unless impaired under the provisions of SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," or SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Original cost includes material, labor, contractor costs, construction overheads and financing costs, where applicable. The cost of repairs and minor replacements are charged to expense as incurred. PPL records costs associated with planned major maintenance projects in the period in which the costs are incurred. No costs are accrued in advance of the period in which the work is performed.

  When a component of property, plant or equipment is retired that was depreciated under the composite or group method, the original cost is charged to accumulated depreciation. When all or a significant portion of an operating unit is retired or sold that was depreciated under the composite or group method, the property and the related accumulated depreciation account is reduced and any gain or loss is included in income, unless otherwise required by regulators. See discussion of depreciation methods below.

  AFUDC is capitalized as part of the construction costs for regulated projects. Interest is capitalized as part of construction costs for non-regulated projects.

  (PPL)

  Depreciation is computed over the estimated useful lives of property using various methods including the straight-line, composite and group methods. The annual provisions for depreciation have been computed principally in accordance with the following ranges of asset lives: generation, 5-50 years; transmission and distribution, 15-80 years; and general, 3-80 years. PPL periodically reviews and adjusts the depreciable lives of its fixed assets.

  Following are the classes of PPL property, plant and equipment, with the associated accumulated depreciation, at December 31:

	2002	2001

Electric plant

Transmission and distribution	$7,279	$3,973

Generation	7,407	7,144

General	744	481

Construction work in progress	223	180

Nuclear fuel	129	127

Gas and oil	323	304

Other property	301	131

	16,406	12,340

Less: Accumulated depreciation	6,840	6,393

	$9,566	$5,947

  (PPL Energy Supply)

  Depreciation is computed over the estimated useful lives of property using various methods including the straight-line, composite and group methods. The annual provisions for depreciation have been computed principally in accordance with the following ranges of asset lives: generation, 5-50 years; transmission and distribution, 30-40 years; and general, 3-60 years. PPL Energy Supply periodically reviews and adjusts the depreciable lives of its fixed assets.

  Following are the classes of PPL Energy Supply property, plant and equipment, with the associated accumulated depreciation, at December 31:

	2002	2001
Electric plant

Generation	$7,407	$7,144

Transmission and distribution	3,695	556

Nuclear fuel	129	127

Construction work in progress	176	146

General	409	164

Gas and oil	64	67

Other property	262	96

	12,142	8,300

Less: Accumulated depreciation	5,255	4,882

	$6,887	$3,418

  (PPL Electric)

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

  Following are the classes of PPL Electric property, plant and equipment, with the associated accumulated depreciation, at December 31:

	2002	2001

Electric plant

Transmission and distribution	$3,584	$3,412

General	324	312

Construction work in progress	46	32

Other property	5	5

	3,959	3,761

Less: Accumulated depreciation	1,503	1,442

	$2,456	$2,319

  (PPL Montana)

  Depreciation is computed over the estimated useful lives of property using various methods including the straight-line, composite and group methods. The annual provisions for depreciation have been computed principally in accordance with the following ranges of asset lives: electric generation plant in-service, 30-45 years and non-generation property, 5-55 years. PPL Montana periodically reviews and adjusts the depreciable lives of its fixed assets.

  Following are the classes of PPL Montana property, plant and equipment, with the associated accumulated depreciation, at December 31:

	2002	2001

Electric generation plant	$388	$371

Non-generation property	41	42

Land	15	15

Construction work in progress	14	14

	458	442

Less: Accumulated depreciation	25	17

	$433	$425

  Asset Impairment (PPL, PPL Energy Supply, PPL Electric and PPL Montana)

  Long-lived assets and identifiable intangibles held and used by PPL and its subsidiaries are reviewed for impairment when events or circumstances indicate carrying amounts may not be recoverable. Such reviews were performed in accordance with SFAS 144 in 2002 and SFAS 121 in prior years. SFAS 144 and SFAS 121 required impairment losses to be recognized if the asset's carrying amount was not recoverable from undiscounted future cash flow. The impairment charge is measured by the difference between the asset's carrying amount and fair value. Equity investments are reviewed for impairment in accordance with APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." APB Opinion No. 18 provides that "a loss in value of an investment which is other than a temporary decline should be recognized." PPL identifies and measures loss in value of equity investments based upon a comparison of fair value to carrying value.

  Project Development Costs (PPL and PPL Energy Supply)

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

  Regulation

  (PPL and PPL Electric)

  Historically, PPL Electric accounted for its regulated operations, which included transmission, distribution and generation, in accordance with the provisions of SFAS 71, "Accounting for the Effects of Certain Types of Regulation," which requires rate-regulated entities to reflect the effects of regulatory decisions in their financial statements. PPL Electric discontinued application of SFAS 71 for the generation portion of its business, effective June 30, 1998. In connection with the corporate realignment, effective July 1, 2000, PPL Electric's generating and certain other related assets, along with associated liabilities, were transferred to new unregulated subsidiaries of PPL Generation. PPL Electric's remaining regulated business and PPL Gas Utilities continue to be subject to SFAS 71.

  The following regulatory assets were included in the "Regulatory and Other Noncurrent Assets" section of the Balance Sheet at December 31:

	PPL		PPL Electric
	2002	2001	2002	2001
Recoverable transition costs	$1,946	$2,172	$1,946	$2,172

Taxes recoverable through future rates	260	253	235	239

Other	13	11	8	6

	$2,219	$2,436	$2,189	$2,417

  Based on the PUC Final Order, PPL Electric was amortizing its competitive transition (or stranded) costs over an 11-year transition period effective January 1, 1999. In August 1999, competitive transition costs of $2.4 billion were converted to intangible transition costs when they were securitized by the issuance of transition bonds. The intangible transition costs are being amortized over the life of the transition bonds, August 1999 through December 2008, in accordance with an amortization schedule filed with the PUC. The assets of PPL Transition Bond Company, including the intangible transition property, are not available to creditors of PPL or PPL Electric. The transition bonds are obligations of PPL Transition Bond Company and are non-recourse to PPL and PPL Electric. The remaining competitive transition costs are also being amortized based on an amortization schedule previously filed with the PUC, adjusted for those competitive transition costs that were converted to intangible transition costs. As a result of the conversion of a significant portion of the competitive transition costs into intangible transition costs, amortization of substantially all of the remaining competitive transition costs will occur in 2009.

  (PPL and PPL Energy Supply)

  Certain PPL Global affiliates continue to be subject to SFAS 71. Although subject to price-cap regulation (as described in Note 14), WPD is not subject to SFAS 71.

  Accounting for Derivatives and Other Contracts Held for Trading Purposes (PPL, PPL Energy Supply and PPL Montana)

  PPL Energy Supply and PPL Montana enter into energy and energy-related contracts. PPL and PPL Energy Supply enter into interest rate derivative contracts to hedge their exposure to changes in the fair value of their debt instruments and to hedge their exposure to variability in expected cash flows associated with existing debt instruments or forecasted transactions. PPL and PPL Energy Supply also enter into foreign currency derivative contracts to hedge foreign currency exposures, including firm commitments, recognized assets or liabilities, forecasted transactions or net investments.

  As of January 1, 2001, contracts that meet the definition of a derivative are accounted for under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." Certain energy contracts have been excluded from SFAS 133's requirements because they meet the definition of a "normal sale or purchase" under DIG Issue C15, "Scope Exceptions: Normal Purchases and Normal Sales Exception for Certain Option-Type Contracts and Forward Contracts in Electricity." These contracts are reflected in the financial statements using the accrual method of accounting. See Note 17 for additional information on SFAS 133.

  Under SFAS 133, all derivatives are recognized on the balance sheet at their fair value. On the date the derivative contract is executed, PPL designates the derivative as a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment ("fair value" hedge), a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge), a foreign currency fair value or cash flow hedge ("foreign currency" hedge), a hedge of a net investment in a foreign operation or a trading derivative. Changes in the fair value of a derivative that is highly effective as, and is designated and qualifies as, a fair value hedge, along with the loss or gain on the hedged asset or liability that is attributable to the hedged risk, are recorded in current-period earnings. Changes in the fair value of a derivative that is highly effective as, and is designated as and qualifies as, a cash flow hedge are recorded in other comprehensive income, until earnings are affected by the variability of cash flows being hedged. Changes in the fair value of derivatives that are designated as and qualify as foreign currency hedges are recorded in either current-period earnings or other comprehensive income, depending on whether the hedge transaction is a fair value hedge or a cash flow hedge. If, however, a derivative is used as a hedge of a net investment in a foreign operation, its changes in fair value, to the extent effective as a hedge, are recorded in the cumulative foreign currency translation adjustments account within equity. Changes in the fair value of derivatives that are not designated as hedging instruments are reported in current-period earnings.

  Unrealized gains and losses from changes in market prices of energy contracts accounted for as fair value hedges are reflected in "Energy purchases" on the Statement of Income, as are changes in the underlying positions. Gains and losses from changes in market prices of energy contracts accounted for as cash flow hedges, when recognized on the Statement of Income, are reflected in "Wholesale energy marketing" revenues or "Energy purchases," consistent with the hedged item. Gains and losses from changes in the market price of interest rate derivative contracts, when recognized on the Statement of Income, are accounted for in "Interest Expense."

  PPL has adopted the accounting requirements under EITF 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities." As such, PPL now reflects its net realized and unrealized gains and losses associated with all derivatives that are held for trading purposes in the "Net energy trading margins" line on the Statement of Income. Non-derivative contracts that met the definition of energy trading activities as defined by EITF 98-10, "Accounting for Energy Trading and Risk Management Activities" are reflected in the financial statements using the accrual method of accounting. Prior periods have been restated.

  Gains or losses on interest rate derivative contracts that settled prior to the adoption of SFAS 133 were deferred and are being recognized over the life of the debt. Market gains and losses on foreign currency derivative contracts that settled prior to the adoption of SFAS 133 were recognized in accordance with SFAS 52, "Foreign Currency Translation," and are included in "Foreign currency translation adjustments," a component of accumulated other comprehensive income (loss).

  Revenue Recognition

  (PPL, PPL Energy Supply, PPL Electric and PPL Montana)

  Operating revenues, except for energy related businesses, are recorded based on deliveries through the end of the calendar month. Unbilled retail revenues result because customers' meters are read and bills are rendered throughout the month, rather than all being read at the end of the month. Unbilled revenues for a month are calculated by multiplying an estimate of unbilled kWh by the estimated average cents per kWh.

  "Energy related businesses" revenue includes revenues from PPL Global and the mechanical contracting and engineering subsidiaries. PPL Global's revenue reflects its proportionate share of affiliate earnings under the equity method of accounting, as described in the "Business and Consolidation" section of Note 1, and dividends received from its investments are accounted for using the cost method. The mechanical contracting and engineering subsidiaries record profits from construction contracts on the percentage-of-completion method of accounting. Income from time and material contracts is recognized currently as the work is performed. Costs include all direct material and labor costs and job-related overhead. Provisions for estimated loss on uncompleted contracts, if any, are made in the period in which such losses are determined.

  (PPL and PPL Energy Supply)

  WPD revenues are stated net of value added tax.

  Utility Revenue

  (PPL and PPL Energy Supply)

  The Statement of Income "Utility" line item contains revenues from domestic and international rate-regulated delivery operations, including WPD. These revenues were previously reported as "Retail electric and gas" and "Wholesale energy marketing and trading" by PPL and as "Retail electric and gas" by PPL Energy Supply.

  (PPL Electric)

  Since most of PPL Electric's operations are regulated, it is not meaningful to use a "Utility" caption. Therefore, the revenues of PPL Electric are presented according to specific types of revenue.

  Income Taxes

  (PPL)

  The income tax provision for PPL is calculated in accordance with SFAS 109, "Accounting for Income Taxes."

  PPL and its domestic subsidiaries file a consolidated U.S. federal income tax return.

  (PPL Energy Supply)

  The income tax provision for PPL Energy Supply is calculated in accordance with SFAS 109, "Accounting for Income Taxes." The taxable income or loss is included in the consolidated U.S. federal income tax return of PPL. The income tax provision for PPL Energy Supply is calculated in accordance with an intercompany tax sharing policy which provides that the taxable income be calculated as if PPL Energy Supply and its domestic subsidiaries filed a separate consolidated return.

  (PPL and PPL Electric)

  The provision for PPL Electric's deferred income taxes for regulated assets is based upon the ratemaking principles reflected in rates established by the PUC and the FERC. The difference in the provision for deferred income taxes for regulated assets and the amount that otherwise would be recorded under U.S. GAAP is deferred and included in taxes recoverable through future rates in "Regulatory and Other Noncurrent Assets - Other" on the Balance Sheet. See Note 5 for additional information.

  PPL Electric deferred investment tax credits when they were utilized and is amortizing the deferrals over the average lives of the related assets.

  PPL Electric and its subsidiaries are included in the consolidated federal income tax return of PPL. The income tax provision for PPL Electric is calculated in accordance with an intercompany tax sharing policy which provides that the taxable income be calculated as if PPL Electric and its subsidiaries filed a separate consolidated return.

  (PPL Montana)

  PPL Montana is a limited liability company and has elected to be disregarded as a separate entity for federal and state income tax purposes. PPL Montana's taxable income or loss is included in the consolidated federal and state income tax returns of PPL. The Member is a party to a tax sharing policy that provides that the Member is responsible for taxes associated with PPL Montana's operations. The income tax provision for PPL Montana is calculated in accordance with SFAS 109. Income taxes are presented in the accompanying financial statements as if PPL Montana files separate returns. The current tax benefit or provision recognized for each period is reported in "Accounts receivable from" or "Accounts payable to" Member on the Balance Sheet, as applicable.

  Leases

  (PPL, PPL Energy Supply, PPL Electric and PPL Montana)

  PPL and its subsidiaries apply the provisions of SFAS 13, "Accounting for Leases," to all leasing transactions. In addition, PPL applies the provisions of numerous other accounting pronouncements that provide specific guidance and additional requirements related to accounting for leases.

  See Note 10 for a discussion of accounting for leases under which PPL, PPL Energy Supply, PPL Electric and PPL Montana are lessees.

  (PPL and PPL Energy Supply)

  In August 2002, PPL began commercial operation of its 79.9 MW oil powered station in Shoreham, New York. The Long Island Power Authority has contracted to purchase all of the plant's capacity and ancillary services as part of a 15-year power purchase agreement with PPL EnergyPlus. The capacity payments in the power purchase agreement result in the plant being classified as a direct-financing lease, under which PPL EnergyPlus is the lessor. SFAS 13, "Accounting for Leases," required PPL Energy Supply to remove the plant assets from the balance sheet, and replace them with a receivable for the gross capacity payments and unearned income for the expected lease revenues. As of December 31, 2002, PPL and PPL Energy Supply had a receivable balance of $260 million (included in "Current Assets - Other" and "Regulatory and Other Noncurrent Assets - Other" for PPL and "Current Assets - Other" and "Other Noncurrent Assets - Other" for PPL Energy Supply) and an unearned revenue balance of $152 million (included in "Deferred Credits and Other Noncurrent Liabilities - Other"). Rental income received through this direct-financing lease during 2002 was $5 million, and total future minimum lease payments expected to be received are estimated at $12 million for each of the years from 2003 through 2007.

  Stock-Based Compensation

  (PPL, PPL Energy Supply, PPL Electric and PPL Montana)

  PPL grants stock options, restricted stock and stock units to employees and directors under several stock-based compensation plans, as detailed in Note 11. SFAS 123, "Accounting for Stock-Based Compensation," encourages entities to record compensation expense for stock-based employee compensation plans at fair value but provides the option of measuring compensation expense using the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." As of December 31, 2002, PPL and its subsidiaries accounted for stock-based compensation in accordance with APB Opinion No. 25.

  PPL and its subsidiaries adopted the fair value method of accounting for stock-based compensation effective January 1, 2003 using the prospective method of transition permitted by SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123." See Note 22 for further discussion of SFAS 148 and this adoption. Use of the fair value method under SFAS 123 requires the recognition of compensation expense for stock options issued by PPL which APB Opinion No. 25 did not require. As currently structured, awards of restricted stock and stock units will result in the same amount of compensation expense under the fair value method of SFAS 123 as they did under the intrinsic value method of APB Opinion No. 25.

  The following table illustrates the effect on net income and EPS if the fair value method had been used to account for stock-based compensation in the years shown:

  (PPL)

	2002	2001	2000
Income

Net Income - as reported	$208	$179	$498

Add: Stock-based employee compensation expense included in reported net income, net of tax	3	3	3

Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of tax	8	6	4

Pro forma net income	$203	$176	$497

	2002	2001	2000
EPS

Basic - as reported	$1.37	$1.23	$3.45

Basic - pro forma	$1.34	$1.21	$3.44

Diluted - as reported	$1.36	$1.22	$3.44

Diluted - pro forma	$1.33	$1.20	$3.43

  (PPL Energy Supply)

  Recognition of stock-based compensation expense determined under the fair value method would have decreased PPL Energy Supply's reported earnings by $2 million, $1 million and an immaterial amount in 2002, 2001 and 2000.

  (PPL Electric and PPL Montana)

  Stock-based compensation expense for PPL Electric and PPL Montana was immaterial under both the intrinsic value and fair value methods.

  Pension and Other Postretirement Benefits (PPL, PPL Energy Supply, PPL Electric and PPL Montana)

  See Note 12 for a discussion of accounting for pension and other postretirement benefits.

  Comprehensive Income

  (PPL)

  Comprehensive income consists of net income and other comprehensive income, defined as changes in common equity from transactions not related to shareowners. Other comprehensive income consists of unrealized gains or losses on available-for-sale securities and qualifying derivatives, the excess of additional pension liability over unamortized prior service costs, and foreign currency translation adjustments recorded by PPL Global. Comprehensive income is reflected on the Statement of Shareowners' Common Equity and Comprehensive Income, and "Accumulated other comprehensive loss" is presented on the Balance Sheet.

  The accumulated other comprehensive loss of PPL consisted of the following at December 31:

	2002	2001

Foreign currency translation adjustments	$(143)	$(268)

Unrealized losses on available-for-sale securities	(4)	(1)

Minimum pension liability	(306)	(5)

Unrealized gains on qualifying derivatives	7	23

	$(446)	$(251)

  (PPL Energy Supply)

  Comprehensive income consists of net income and other comprehensive income, defined as changes in Member's equity from transactions other than with the Member. Other comprehensive income consists of foreign currency translation adjustments recorded by PPL Global, unrealized gains or losses on available-for-sale securities and qualifying derivatives, and the excess of additional pension liability over unamortized prior service costs. Comprehensive income is reflected on the Statement of Member's Equity and Comprehensive Income, and accumulated other comprehensive loss is included in Member's Equity on the Balance Sheet.

  The accumulated other comprehensive loss of PPL Energy Supply consisted of the following at December 31:

	2002	2001

Foreign currency translation adjustments	$(143)	$(268)

Unrealized losses on available-for-sale securities	(2)	(2)

Minimum pension liability	(297)	(1)

Unrealized gains on qualifying derivatives	23	46

	$(419)	$(225)

  (PPL Montana)

  Comprehensive income consists of net income and other comprehensive income, defined as changes in Member's equity from transactions other than with the Member. Other comprehensive income consists of unrealized gains or losses on qualifying derivatives and the excess of additional pension liability over unamortized prior service costs. Comprehensive income is reflected on the Statement of Member's Equity and Comprehensive Income. The accumulated other comprehensive income (loss) of PPL Montana at December 31, 2002 and 2001 was $(2) million and $32 million. The 2002 balance consisted of the following: minimum pension liability adjustment of $(6) million, and unrealized gains on qualifying derivatives of $4 million.

  Treasury Stock (PPL and PPL Electric)

  Treasury shares are reflected on the balance sheet as an offset to common equity under the cost method of accounting. Management has no definitive plans for the future use of these shares. Treasury shares are not considered outstanding in calculating EPS.

  Foreign Currency Translation and Transactions (PPL and PPL Energy Supply)

  Assets and liabilities of international operations, where the local currency is the functional currency, are translated at year-end exchange rates, and related revenues and expenses are translated at average exchange rates prevailing during the year. Adjustments resulting from translation are recorded in accumulated other comprehensive income.

  Gains or losses relating to foreign currency transactions are recognized currently in income. The aggregate transaction gain (loss) was $(9) million and $8 million in 2002 and 2001, and was not significant in 2000.

  Independent System Operator (PPL, PPL Energy Supply and PPL Electric)

  Certain PPL subsidiaries participate in PJM in several roles. Certain PPL subsidiaries also participate in the New England Power Pool (NEPOOL) and the New York ISO (NYISO) in a less significant way. In PJM, PPL EnergyPlus is a marketer, a load-serving entity to its customer-choice customers and a seller for PPL's Pennsylvania generation subsidiaries. PPL Electric is a transmission owner and provider of last resort load in PJM. In NEPOOL, PPL EnergyPlus is a marketer and a seller for PPL's New England generating assets. In the NYISO, PPL EnergyPlus acts as a marketer. PPL Electric does not participate in NEPOOL or NYISO.

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

  PPL records the hourly net sales and purchases in its financial statements as sales to and purchases from the respective ISOs, in accordance with the FERC and industry accounting.

  Extraordinary Item (PPL and PPL Electric)

  In December 2000, PPL Electric recorded an $11 million extraordinary credit relating to wholesale power activity.

  Reclassifications (PPL, PPL Energy Supply, PPL Electric and PPL Montana)

  Certain amounts in the 2001 and 2000 financial statements have been reclassified to conform to the current presentation.

  New Accounting Standards (PPL, PPL Energy Supply, PPL Electric and PPL Montana)

  See Note 22 for a discussion of new accounting standards.

  Segment and Related Information

  (PPL and PPL Energy Supply)

  PPL's reportable segments are Supply, Delivery and International. The Supply segment primarily consists of the domestic energy marketing, domestic generation and domestic development operations of PPL Energy Supply. The Delivery segment includes the regulated electric and gas delivery operations of PPL Electric and PPL Gas Utilities. The International segment includes PPL Global's responsibility for the acquisition and holding of international energy projects. The majority of PPL Global's international investments are located in the U.K., Chile, El Salvador and Bolivia.

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

  See Note 15 for a discussion of the PLR contracts between PPL Electric and PPL EnergyPlus. PPL EnergyPlus' sales to PPL Electric, to meet PPL Electric's PLR load, are included in the Supply segment of PPL Energy Supply. PPL Electric's sales of this electricity to its PLR customers are included in the Delivery segment of PPL. There are no intersegment revenues for PPL or PPL Energy Supply.

  Previously reported information has been reclassified to conform to the current presentation. Financial data for the segments are as follows:

  (PPL)

	2002	2001	2000
Income Statement Data

Revenues from external customers

Supply	$1,640	$1,630	$1,677

Delivery	2,706	2,867	2,413

International (a)	1,083	580	455

	5,429	5,077	4,545

Equity in earnings of unconsolidated affiliates

Supply	(12)	12	2

International (a)	3	113	78

	(9)	125	80

Depreciation

Supply	129	126	137

Delivery	100	96	104

International (a)	138	44	30

	367	266	271

Amortizations - recoverable transition costs, nuclear fuel and other

Supply	(38)	(35)	(48)

Delivery	236	259	236

	198	224	188
Interest income

Supply	(5)	3	(28)

Delivery	20	10	27

International (a)	13	2	14

	28	15	13

Interest expense

Supply	106	58	109

Delivery	214	233	230

International (a)	240	95	37

	560	386	376

Income taxes

Supply	119	153	221

Delivery	24	71	59

International (a)	67	37	14

	210	261	294

Extraordinary item

Delivery			11

			11

Net Income

Supply	356	368	325

Delivery	48	126	113

International (b)	(196)	(315)	60

	$208	$179	$498

Cash Flow Data

Expenditures for property, plant and equipment

Supply	$299	$290	$278

Delivery	236	149	148

International	113	126	34

	648	565	460

Investment in generating assets and electric energy projects

Supply	261	176	97

International (c)	211	136	473

	$472	$312	$570

	As of December 31,
	2002	2001
Balance Sheet Data

Net investment in unconsolidated affiliates - at equity

Supply	$198	$211

International (d)	36	375

	234	586

Total assets

Supply	4,930	4,716

Delivery	5,867	6,097

International (d)	4,772	1,749

	$15,569	$12,562

	2002	2001	2000
Geographic Data

Revenues from external customers

Domestic	$4,346	$4,497	$4,090

Foreign (a)	1,083	580	455

	$5,429	$5,077	$4,545

	As of December 31,
	2002	2001
Property, plant and equipment

Domestic	$5,797	$5,367

Foreign (d)	3,769	580

	$9,566	$5,947

  (PPL Energy Supply)

	2002	2001	2000
Income Statement Data

Revenues from external customers

Supply	$3,071	$3,174	$1,527

International (a)	1,083	580	455

	4,154	3,754	1,982

Equity in earnings of unconsolidated affiliates

Supply	(11)	14	(10)

International (a)	3	113	78

	(8)	127	68

Depreciation

Supply	127	126	69

International (a)	138	44	30

	265	170	99

Amortizations - nuclear fuel and energy commitments

Supply	(50)	(61)	(38)

	(50)	(61)	(38)

Interest income

Supply	26	61	28

International (a)	13	2	14

	39	63	42
Interest expense

Supply	(29)	(48)	89

International (a)	240	95	37

	211	47	126

Income taxes

Supply	199	237	111

International (a)	67	37	14

	266	274	125

	2002	2001	2000
Net Income (loss)

Supply	475	489	182

International (b)	(196)	(315)	60

	$279	$174	$242

Cash Flow Data

Expenditures for property, plant and equipment

Supply	$291	$254	$246

International	113	126	34

	404	380	280

Investment in generating assets and electric energy projects

Supply	261	176	102

International (c)	211	136	473

	$472	$312	$575

	As of December 31,
	2002	2001
Balance Sheet Data

Net investment in unconsolidated affiliates - at equity

Supply	$198	$211

International (d)	36	375

	234	586

Total assets

Supply	5,563	5,408

International (d)	4,772	1,749

	$10,335	$7,157

	2002	2001	2000
Geographic Data

Revenues from external customers

Domestic	$3,071	$3,174	$1,527

Foreign (a)	1,083	580	455

	$4,154	$3,754	$1,982

	As of December 31,
	2002	2001
Property, plant and equipment

Domestic	$3,118	$2,838

Foreign (d)	3,769	580

	$6,887	$3,418

(a)	The period ended December 31, 2002 contains the results of WPD. See Note 9 for additional information on the acquisition of a controlling interest in WPD.
(b)	The International segment includes the "Cumulative Effect of a Change in Accounting Principle" recorded in March 2002. See Note 18 for additional information. The International segment also includes the write-downs of the CEMAR investment described in Note 9.
(c)	The 2002 amount represents the acquisition of the controlling interest in WPD.
(d)	The December 31, 2002 balance sheet includes the consolidation of the accounts of WPD. See Note 9 for additional information on the acquisition of WPD.
  Investment in Unconsolidated Affiliates - at Equity

  (PPL and PPL Energy Supply)

  Investments in unconsolidated affiliates accounted for under the equity method by both PPL and PPL Energy Supply were $234 million and $586 million at December 31, 2002 and 2001. The balance at December 31, 2001 included PPL Global's investment in WPDH Limited, which was $328 million. In the third quarter of 2002, PPL Global acquired a controlling interest in WPD. As a result, PPL Global fully consolidated the financial results of WPD at September 30, 2002. See Note 9 for additional information.

  Investment in unconsolidated affiliates accounted for under the equity method at December 31, 2002, and the effective equity ownership percentages, were as follows:

  PPL Global:
    Aguaytia Energy, LLC - 11.4%
    Hidro Iberica, B.V. - 50.0%
    Latin American Energy & Electricity Fund I, LP - 16.6%
    Transemel - 60.0%
    Wind Resources Limited - 45.0%

  PPL Generation:
    Safe Harbor Water Power Corporation - 33.3%
    Bangor Pacific Hydro Associates - 50.0%
    Southwest Power Partners, LLC - 50.0%

  Summarized below is information from the financial statements of unconsolidated affiliates accounted for under the equity method, underlying the amounts included in PPL's and PPL Energy Supply's consolidated financial statements:

	2002	2001	2000
Income Statement Data (a)
Revenues	$118	$111	$99

Operating Income	13	42	40

Net Income (Loss)	(9)	52	15

	December 31, 2002	December 31, 2001
Balance Sheet Data (a)
Current Assets	$139	$144

Noncurrent Assets	807	865

Current Liabilities	31	37

Noncurrent Liabilities	298	310

(a)	For purpose of comparability, the summarized information of WPD is excluded from all periods.

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

  Dividends and distributions on preferred securities are included in net income in the computation of basic and diluted EPS.

  The basic and diluted EPS calculations, and the reconciliation of the shares (in thousands) used in the calculations, are shown below:

	2002	2001	2000
Income (Numerator)

Net Income - before extraordinary item and cumulative effect of a change in accounting principle	$358	$169	$487

Extraordinary item (net of tax)			11

Cumulative effect of a change in accounting principle (net of tax)	(150)	10

Net Income	$208	$179	$498

Shares (Denominator)

Shares for Basic EPS	152,492	145,974	144,350

Add: Incremental shares

Stock options	244	569	364

Stock units	73	71	67

Shares for Diluted EPS	152,809	146,614	144,781

Basic EPS

Net Income - before extraordinary item and cumulative effect of a change in accounting principle	$2.35	$1.16	$3.38

Extraordinary item (net of tax)			0.07

Cumulative effect of a change in accounting principle (net of tax)	(0.98)	0.07

Net Income	$1.37	$1.23	$3.45

Diluted EPS

Net Income - before extraordinary item and cumulative effect of a change in accounting principle	$2.35	$1.15	$3.37

Extraordinary item (net of tax)			0.07

Cumulative effect of a change in accounting principle (net of tax)	(0.99)	0.07

Net Income	$1.36	$1.22	$3.44

  See Note 12 for a description of the cumulative effect of a change in accounting for pension gains and losses and the pro forma effect of retroactive application of the change in accounting.

  See Note 18 for a description of the cumulative effect of a change in accounting related to the adoption of SFAS 142 and the elimination of goodwill amortization, as well as the pro forma effect of retroactive application of the elimination of goodwill amortization.

  In May 2001, PPL issued 23 million PEPS Units that contain a purchase contract component for PPL's common stock. The purchase contract would settle between 8.8 million and 10.8 million of PPL's common shares, depending on a conversion ratio tied to the price of PPL's common stock. The PEPS Units will only be dilutive if the average price of PPL's common stock exceeds $65.03 for any period. Since the weighted average price has not exceeded $65.03 since issuance, they were excluded from the diluted EPS calculations.

  Stock options to purchase approximately 1,294,000 and 896,000 PPL common shares for 2002 and 2001 were not included in those period's computation of diluted EPS because the exercise price of the options was greater than the average market price of the common shares. Therefore, the effect would have been antidilutive.

  Income and Other Taxes

  For 2002, 2001 and 2000, the corporate federal income tax rate was 35%. The statutory corporate net income tax rates for Pennsylvania and Montana were 9.99% and 6.75%.

  (PPL)

  The tax effects of significant temporary differences comprising PPL's net deferred income tax liability were as follows:

	2002	2001
Deferred Tax Assets

Deferred investment tax credits	$54	$60

NUG contracts & buybacks	203	272

Accrued pension costs	214	74

Deferred foreign income taxes	233	69

Cancellation of generation projects		60

Write-down of generating assets	18

Impairment write-down	91	61

Contribution in aid of construction	56	42

Other	209	200

Valuation allowance	(327)	(132)

	751	706

Deferred Tax Liabilities

Electric plant - net	922	852

Restructuring - CTC	778	861

Taxes recoverable through future rates	104	104

Reacquired debt costs	11	12

Foreign-plant	792

Foreign-pensions	167

Foreign-other	35	42

Other domestic	83	63

	2,892	1,934

Net deferred tax liability	$2,141	$1,228

  Details of the components of income tax expense, a reconciliation of federal income taxes derived from statutory tax rates applied to income from continuing operations for accounting purposes, and details of taxes other than income are as follows:

	2002	2001	2000
Income Tax Expense

Current-Federal	$41	$270	$285

Current-State	(9)	36	57

Current-Foreign	52	8	11

	84	314	353

Deferred-Federal	70	(86)	(52)

Deferred-State	27	4	12

Deferred-Foreign	44	44	(4)

	141	(38)	(44)

Investment tax credit, net-federal	(15)	(15)	(15)

Total	$210	$261	$294

Total income tax expense-Federal	$96	$169	$218

Total income tax expense-State	18	40	69

Total income tax expense-Foreign	96	52	7

Total	$210	$261	$294

	2002	2001	2000
Reconciliation of Income Tax Expense

Indicated federal income tax on pre-tax income before extraordinary item and a cumulative effect of a change in accounting principle at statutory tax rate - 35%	$250	$168	$284

Increase/(decrease) due to:

State income taxes	11	25	45

Flow through of depreciation differences not previously normalized			2

Amortization of investment tax credit	(11)	(11)	(11)

Write-down of international energy projects	14	144

Difference related to income recognition of foreign affiliates (net of foreign income taxes)	18	(9)	(7)

Federal income tax credits	(50)	(40)	(6)

Other	(22)	(16)	(13)

	(40)	93	10

Total income tax expense	$210	$261	$294

Effective income tax rate	29.5%	54.4%	36.3%

Taxes, Other than Income
State gross receipts	$154	$112	$128

State utility realty	3	4	6

State capital stock	7	20	23

Property-international	42

Domestic property and other	26	19	19

	$232	$155	$176

  PPL Global had foreign net operating loss carryforwards of approximately $28 million and $34 million at December 31, 2002 and 2001. PPL Global also had foreign capital loss carryforwards of $760 million at December 31, 2002 and none at December 31, 2001. All of these losses have an unlimited carryforward period. However, it is more likely than not that these losses will not be utilized and as such, a full valuation allowance has been provided.

  PPL Global does not pay or record U.S. income taxes on the undistributed earnings of its foreign subsidiaries where management has determined that the earnings are permanently reinvested. The cumulative undistributed earnings are included in "Earnings reinvested" on the Balance Sheet. The amounts considered permanently reinvested at December 31, 2002 and 2001 were $295 million and $38 million. If the earnings were remitted as dividends, PPL Global may be subject to additional U.S. taxes, net of allowable foreign tax credits. It is not practical to estimate the amount of additional taxes that might be payable on these foreign earnings.

  (PPL Energy Supply)

  The tax effects of significant temporary differences comprising PPL Energy Supply's net deferred income tax asset (liability) were as follows:

	2002	2001
Deferred Tax Assets

Deferred investment tax credits	$42	$47

NUG contracts & buybacks	203	272

Accrued pension costs	159	25

Deferred foreign income taxes	233	69

Cancellation of generation projects		60

Write-down of generating assets	18

Impairment write-down	91	61

Other	107	98

Valuation allowance	(327)	(132)

	526	500

Deferred Tax Liabilities

Electric plant - net	393	358

Foreign investments	21	14

Foreign-plant	792

Foreign-pensions	167

Foreign-other	35	42
`
Other domestic	16	10

	1,424	424

Net deferred tax asset (liability)	$(898)	$76

  Details of the components of income tax expense, a reconciliation of federal income taxes derived from statutory tax rates applied to income from continuing operations for accounting purposes, and details of taxes, other than income are as follows:

	2002	2001	2000
Income Tax Expense

Current-Federal	$22	$210	$109

Current-State	(6)	44	24

Current-Foreign	52	8	11

	68	262	144

Deferred-Federal	134	(22)	(10)

Deferred-State	32	2	1

Deferred-Foreign	44	44	(4)

	210	24	(13)

Investment tax credit, net-federal	(12)	(12)	(6)

Total	$266	$274	$125

Total income tax expense-Federal	$144	$176	$93

Total income tax expense-State	26	46	25

Total income tax expense-Foreign	96	52	7

Total	$266	$274	$125

	2002	2001	2000
Reconciliation of Income Tax Expense

Indicated federal income tax on pre-tax income before extraordinary item and a cumulative effect of a change in accounting principle at statutory tax rate - 35%	$274	$155	$130

Increase/(decrease) due to:

State income taxes	17	31	16

Amortization of investment tax credit	(8)	(8)	(4)

Write-down of international energy projects	14	144

Difference related to income recognition of foreign affiliates (net of foreign income taxes)	18	(9)	(7)

Federal income tax credits	(50)	(40)	(6)

Other	1	1	(4)

	(8)	119	(5)

Total income tax expense	$266	$274	$125

Effective income tax rate	34.0%	61.9%	33.6%

Taxes, Other than Income

State gross receipts	$4	$7	$24

State capital stock	9	11	10

Property-international	42

Domestic property and other	23	20	19

	$78	$38	$53

  PPL Global had foreign net operating loss carryforwards of approximately $28 million and $34 million at December 31, 2002 and 2001. PPL Global also had foreign capital loss carryforwards of $760 million at December 31, 2002 and none at December 31, 2001. All of these losses have an unlimited carryforward period. However, it is more likely than not that these losses will not be utilized and as such, a full valuation allowance has been provided.

  PPL Global does not pay or record U.S. income taxes on the undistributed earnings of its foreign subsidiaries where management has determined that the earnings are permanently reinvested. The cumulative undistributed earnings are included in Member's Equity on the Balance Sheet. The amounts considered permanently reinvested at December 31, 2002 and 2001 were $295 million and $38 million. If the earnings were remitted as dividends, PPL Global may be subject to additional U.S. taxes, net of allowable foreign tax credits. It is not practical to estimate the amount of additional taxes that might be payable on these undistributed foreign earnings.

  (PPL Electric)

  The tax effects of significant temporary differences comprising PPL Electric's net deferred income tax liability were as follows:

	2002	2001
Deferred Tax Assets

Deferred investment tax credits	$11	$12

Accrued pension costs	33	31

Contribution in aid of construction	55	41

Other	61	63

	160	147

Deferred Tax Liabilities

Electric utility plant - net	529	494

Restructuring - CTC	223	220

Taxes recoverable through future rates	99	99

Reacquired debt costs	10	12

Other	11	11

	872	836

Net deferred tax liability	$712	$689

  Details of the components of income tax expense, a reconciliation of federal income taxes derived from statutory tax rates applied to income from continuing operations for accounting purposes, and details of taxes other than income are as follows:

	2002	2001	2000
Income Tax Expense

Current-Federal	$(8)	$31	$144

Current-State	5	6	35

	(3)	37	179

Deferred-Federal	27	27	(10)

Deferred-State	(3)	4	10

	24	31

Investment tax credit, net-federal	(3)	(3)	(8)

Total	$18	$65	$171

Total income tax expense-Federal	$16	$55	$126

Total income tax expense-State	2	10	45

Total	$18	$65	$171

	2002	2001	2000
Reconciliation of Income Tax Expense

Indicated federal income tax on pre-tax income before extraordinary item and cumulative effect of a change in accounting principle at statutory tax rate - 35%	$26	$72	$156

Increase/(decrease) due to:

State income taxes	1	4	29

Flow through of depreciation differences not previously normalized			2

Amortization of investment tax credit	(3)	(3)	(7)

Other	(6)	(8)	(9)

	(8)	(7)	15

Total income tax expense	$18	$65	$171

Effective income tax rate	24.7%	31.7%	38.3%

Taxes, Other than Income

State gross receipts	$151	$105	$117

State utility realty	3	4	6

State capital stock	(2)	8	12

Property and other	1	(1)	(1)

	$153	$116	$134

  (PPL Montana)

  The tax effects of significant temporary differences comprising PPL Montana's net deferred income tax asset were as follows:

	2002	2001
Deferred Tax Assets

Accrued retirement costs	$9	$5

Wholesale energy commitments	25	30

Allowance for doubtful accounts	18	19

Other	2

	54	54

Deferred Tax Liabilities

Property, plant and equipment	17	9

Mark-to-market	2	20

Other	6	1

	25	30

Net deferred tax asset	$29	$24

  Details of the components of income tax expense, a reconciliation of federal income taxes derived from statutory tax rates applied to income from continuing operations for accounting purposes and details of taxes other than income are as follows:

	2002	2001	2000
Income Tax Expense

Current-Federal	$12	$50	$56

Current-State	6	11	12

	18	61	68

Deferred-Federal	14	5	(9)

Deferred-State	3	2	(2)

	17	7	(11)

	$35	$68	$57

Total income tax expense-Federal	$26	$55	$47

Total income tax expense-State	9	13	10

	$35	$68	$57

Reconciliation of Income Tax Expense:

Indicated federal income tax on pre-tax income at statutory tax rate - 35%	$29	$60	$50

Increase/(decrease) due to:

State income taxes	7	9	6

Other	(1)	(1)	1

	6	8	7

Total income tax expense	$35	$68	$57

Effective income tax rate	42.7%	39.8%	39.9%

Taxes, Other than Income

Property taxes	$15	$14	$13

Generation taxes	2	2	2

	$17	$16	$15

  Nuclear Decommissioning Costs

  (PPL and PPL Energy Supply)

  The cost to decommission the Susquehanna station is based on a site-specific study to dismantle and decommission each unit immediately following final shutdown. PPL Susquehanna's 90% share of the total estimated cost of decommissioning the Susquehanna station was approximately $936 million measured in 2002 dollars. This estimate includes decommissioning the radiological portions of the station and the cost of removal of non-radiological structures and materials.

  Decommissioning costs are recorded as a component of depreciation expense. Beginning in January 1999, in accordance with the PUC Final Order, $130 million of decommissioning costs are being recovered from customers through the CTC over the 11-year life of the CTC rather than the remaining life of Susquehanna. The recovery will include a return on unamortized decommissioning costs. Decommissioning charges were $22 million in 2002, $24 million in 2001 and $26 million in 2000 (for PPL Energy Supply, the charge was only $13 million for the six months ended December 31, 2000 due to the corporate realignment in 2000.)

  Amounts collected from PPL Electric's customers for decommissioning, less applicable taxes, are deposited in external trust funds for investment and can be used only for future decommissioning costs. Accrued nuclear decommissioning costs were $296 million and $294 million at December 31, 2002 and 2001, and are included in "Deferred Credits and Other Noncurrent Liabilities - Other" by PPL and in "Nuclear plant decommissioning" by PPL Energy Supply.

  In November 2001, PPL Susquehanna notified the NRC that it intends to file for 20-year license renewals for each of the Susquehanna units. If approved, the operating licenses would be extended from 2022 to 2042 for Unit 1 and from 2024 to 2044 for Unit 2.

  See Note 22 for additional information on SFAS 143, "Accounting for Asset Retirement Obligations," which changed the accounting for the decommissioning of the Susquehanna station effective January 1, 2003.

  (PPL Electric)

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

  Financial Instruments

  The carrying amount on the Balance Sheet and the estimated fair value of financial instruments are set forth below. These tables exclude derivative and non-derivative energy contracts that do not meet the definition of a financial instrument because physical delivery is expected.

  (PPL)

	December 31, 2002		December 31, 2001
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets

Cash and cash equivalents (a)	$245	$245	$933	$933

Nuclear plant decommissioning trust fund (a)	287	287	276	276

Price risk management assets - current: (b)

Energy	30	30	22	22

Foreign exchange	6	6

Price risk management assets - noncurrent: (b)

Energy	12	12	44	44

Interest	12	12	6	6

Foreign exchange	63	63

Other investments (a)	51	51	61	61

Other financial instruments included in other current assets (a)	5	5	3	3

	December 31, 2002		December 31, 2001
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities

Long-term debt (c)	6,267	6,657	5,579	5,724

Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely company debentures (c)	661	507	825	705

Short-term debt (a)	943	943	118	118

Price risk management liabilities - current: (b)

Energy	32	32	12	12

Interest	14	14	4	4

Foreign exchange	6	6	2	2

Price risk management
liabilities - noncurrent: (b)

Energy	7	7	7	7

Interest	33	33	3	3

Foreign exchange	9	9	1	1

Preferred stock with sinking fund requirements (c)	31	30	31	31

Other financial instruments included in other current liabilities (a)			12	12

  (PPL Energy Supply)

	December 31, 2002		December 31, 2001
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets

Cash and cash equivalents (a)	$149	$149	$815	$815

Nuclear plant decommissioning trust fund (a)	287	287	276	276

Price risk management assets - current: (b)

Energy	30	30	22	22

Foreign exchange	1	1

Price risk management assets - noncurrent: (b)

Energy	12	12	44	44

Foreign exchange	63	63

Other investments (a)	9	9	13	13

Other financial instruments included in other current assets (a)	4	4	1	1

	December 31, 2002		December 31, 2001
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities

Long-term debt (c)	2,231	2,252	761	725

Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely company debentures (c)	86	90

Short-term debt (a)	928	928	118	118

Price risk management liabilities - current: (b)

Energy	32	32	12	12

Foreign exchange	6	6

Price risk management
liabilities - noncurrent: (b)

Energy	7	7	7	7

Foreign exchange	9	9

Other financial instruments included in other current liabilities (a)			12	12

  (PPL Electric)

	December 31, 2002		December 31, 2001
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets

Cash and cash equivalents (a)	$29	$29	$79	$79

Other investments (a)	27	27	35	35

Liabilities

Long-term debt (c)	3,175	3,476	3,459	3,575

Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely company debentures (c)			250	253

Short-term debt (a)	15	15

Preferred stock with sinking fund requirements (c)	31	30	31	31

(a)	The carrying value of these financial instruments generally is based on established market prices and approximates fair value.
(b)	Valued using either exchange-traded market quotes or prices obtained through third-party brokers. See Note 17 about the various uses of derivative financial instruments.
(c)	The fair value generally is based on quoted market prices for the securities where available and estimates based on current rates offered to PPL where quoted market prices are not available.

  (PPL Montana)

  At December 31, 2002 and 2001, the carrying value of cash and cash equivalents, price risk management assets and liabilities, and the revolving line of credit approximated fair value due to either the short-term nature of the instruments or variable interest rates associated with the financial instruments.

  Credit Arrangements and Financing Activities

  Credit Arrangements

  (PPL, PPL Energy Supply, PPL Electric and PPL Montana)

  In order to enhance liquidity, and as a credit back-stop to their respective commercial paper programs, PPL Electric maintains a $400 million 364-day credit facility maturing in June 2003 (replacing a similar facility that had expired in June 2002), and PPL Energy Supply maintains three credit facilities: a $300 million 364-day credit facility maturing in June 2003, a $500 million three-year credit facility maturing in June 2004 and a $300 million three-year credit facility maturing in June 2005 (the two $300 million credit facilities replaced a $600 million 364-day credit facility which expired in June 2002). At December 31, 2002, no borrowings were outstanding under any of these facilities. Both PPL Electric and PPL Energy Supply have the ability to cause the lenders to issue letters of credit under their respective facilities. At December 31, 2002, PPL Electric had $40 million of letters of credit outstanding under its facility, and PPL Energy Supply had $47 million of letters of credit outstanding under its $500 million facility, of which $25 million was for the benefit of PPL Montana.

  (PPL, PPL Energy Supply and PPL Montana)

  PPL Montana maintained a $100 million three-year credit facility, which matured in November 2002, to meet its liquidity needs and to provide for the issuance of up to $75 million in letters of credit. Additionally, PPL Montana maintained a $150 million credit facility, which matured in April 2002, for the sole purpose of issuing letters of credit. These facilities were not renewed.

  In the fourth quarter of 2002, PPL Montana entered into a $100 million three-year credit facility with another PPL Energy Supply subsidiary on market terms to meet its liquidity needs. At December 31, 2002, PPL Montana had outstanding borrowings of $26 million under this facility.

  (PPL and PPL Energy Supply)

  In October 2002, WPD (South West)'s 416 million British pounds sterling short-term facilities were replaced by a 250 million British pounds sterling bridge facility and two revolving credit facilities: a one-year 100 million British pounds sterling credit facility and a five-year 150 million British pounds sterling credit facility. At December 31, 2002, WPD (South West) had outstanding borrowings of $389 million under its bridge facility and $55 million under its credit facilities based on year-end currency exchange rates. The bridge facility is expected to be refinanced with long-term bonds in the first half of 2003.

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

  In September 2002, PPL Capital Funding retired $175 million of its medium-term notes, floating-rate Series B due 2002, and $25 million of its medium-term notes, 7.75% Series due 2002, both at par value.

  In September 2002, PPL Capital Funding cancelled the remarketing agreement on its 7.7% Reset Put Securities due 2007. This agreement would have permitted a third party to remarket the securities at an above-market coupon in November 2002. This action required PPL Capital Funding to pay a $30 million termination fee to the third party in September, and PPL Capital Funding repurchased the principal amount ($200 million) of these securities in November 2002. A $24 million charge (the payment to the third party net of hedge income and the unamortized balance of the original option premium) was included in "Interest Expense" on the Statement of Income.

  In October 2002, PPL Capital Funding repurchased $15 million, par value, of its medium-term notes, 8-3/8% Series due 2007, at a market value of $16 million.

  In September 2002, PPL issued 16.7 million shares of common stock for $30.50 per share, resulting in gross proceeds of approximately $509 million. PPL received net proceeds of $493 million, which were used to redeem all of the $150 million outstanding 8.10% Preferred Securities issued by PPL Capital Trust II and to repay short-term debt.

  During the first quarter of 2002, PPL issued $13 million of common stock in small amounts on a periodic basis under its Structured Equity Shelf Program. This program was terminated in November 2002 and replaced with another program with a different sales agent. Under this new program, PPL issued $41 million of common stock in the fourth quarter of 2002 and $50 million in January 2003.

  (PPL and PPL Energy Supply)

  At December 31, 2002, PPL Energy Supply had $374 million of commercial paper outstanding.

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

  During 2002, PPL Transition Bond Company made principal payments on bonds totaling $245 million.

  In September 2002, PPL Electric received a capital contribution of $240 million from PPL.

  At December 31, 2002, PPL Electric had $15 million of commercial paper outstanding.

  (PPL Energy Supply)

  During 2002, PPL Energy Supply distributed $710 million to its parent company, PPL Energy Funding. Also during this time, PPL Energy Supply received $160 million in capital contributions from PPL Energy Funding.

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

  (PPL and PPL Electric)

  PPL Electric's 2001 Senior Secured Bond Indenture restricts dividend payments in the event that PPL Electric fails to meet interest coverage ratios or fails to comply with certain separateness formalities undertaken in connection with its strategic initiative (see Note 20 for additional information). PPL Electric does not, at this time, expect that any of such limitations would significantly impact its ability to declare dividends.

  Acquisitions, Development and Divestitures

  (PPL and PPL Energy Supply)

  Domestic Generation Projects

  In December 2001, PPL Global made a decision to cancel approximately 2,100 MW of previously planned generation development in Pennsylvania and Washington state. These projects were in the early stage of development and would have had an estimated capital cost of approximately $1.3 billion. The charge for cancellation of these generation projects, which was primarily due to cancellation fees under turbine purchase contracts, was approximately $150 million, or $88 million after-tax, and was reported on the 2001 Statement of Income as "Cancellation of generation projects," a component of "Other charges." At June 30, 2002, PPL Global had completed payment of the cancellation fees.

  In November 2002, PPL Global canceled the development of a 44 MW electricity-generating facility at Freeport, Long Island due to scheduling delays in the development process and increased project costs. As a result of this cancellation, PPL's capital expenditure program was reduced by approximately $65 million over 2003 and 2004.

  Also in November, PPL Global evaluated its options with respect to six unassigned turbines and SCRs that are complete or substantially complete. These units were intended to be used at the Kings Park site on Long Island, New York. At that time, given low energy prices and the unavailability of a power contract, PPL Global was reevaluating its options with respect to the Kings Park project.

  Due to the uncertainty of the project and absence of other viable projects, a valuation based upon replacement costs of the turbines and the SCRs was completed. This resulted in the recognition of a $44 million impairment charge, which is reported on the Statement of Income as "Write-down of generation assets," a component of "Other charges." A deferred income tax benefit of $18 million was recognized on the write-down.

  In January 2003, PPL announced that it decided to seek a buyer and not proceed with development of the 300 MW Kings Park project. PPL is exploring the sale of both the generation equipment and the development rights at Kings Park. The decision reduced PPL's planned capital expenditures for generation by a total of approximately $165 million in 2003 and 2004.

  See Note 10 for a discussion of the Lower Mt. Bethel project.

  International Energy Projects

  Acquisition of Controlling Interest in WPD

  On September 6, 2002, PPL Global acquired the remaining 49% equity interest in WPDH Limited and WPDL from Mirant for approximately $236 million, including acquisition costs. Mirant announced its decision to exit the investment earlier in the year. The acquisition of Mirant's 49% interest provides PPL Global with complete control of WPD. WPD operates two electric distribution companies in the U.K., which together serve approximately 2.5 million end-users and have about 2,500 employees. The acquisition was initially funded by the issuance of commercial paper by PPL Energy Supply. The commercial paper was paid off with proceeds of the September 2002 common stock sale by PPL.

  Prior to the acquisition, PPL Global held 51% of the equity interest in WPD but shared control with Mirant pursuant to a shareholders' agreement. The shareholders' agreement was terminated in connection with the closing of the acquisition. No regulatory approvals were required for this transaction.

  The purchase of Mirant's interest in WPD was accounted for as a step-acquisition and resulted in the consolidation of WPD's results of operation into PPL's and PPL Energy Supply's Statement of Income as of January 1, 2002, on a one-month lag, consistent with PPL Global's current consolidation policy. The PPL income statement for the period ended December 31, 2002 reflects the results of WPD for the twelve months ended November 30, 2002. The acquisition also resulted in the addition of $3.4 billion of assets and $2.1 billion of WPD's debt to the balance sheet. However, the non-recourse nature of WPD's debt to PPL and PPL Energy Supply will not change.

  The assets acquired and liabilities assumed were recorded at estimated fair values as determined by management based on information currently available. PPL Global is in the process of obtaining an independent appraisal of the fair value of acquired property, plant and equipment and any intangible assets. Management is also completing its review and determination of fair value of other assets acquired and liabilities assumed, including pre-acquisition contingencies. Accordingly, the preliminary allocation of purchase price is subject to revision based on the final determination of appraised and other fair values. The following table summarizes the preliminary allocation of purchase price based on estimated fair values of the assets acquired and liabilities assumed at the date of acquisition, plus the book value of assets and liabilities underlying PPL Global's previous 51% equity ownership:

Current assets	$228

Investments (a)	(451)

Property, plant and equipment	3,429

Goodwill	225

Other	239

Total assets acquired	3,670

Current liabilities	787

Long-term debt	1,574

Other	1,073

Total liabilities assumed	3,434

Net assets acquired	$236

(a)	Includes the reversal of PPL Global's equity investment.

  The goodwill reflected above includes the remaining value of PPL Global's 51% share of the goodwill recognized by WPD on its acquisition of Hyder.

  The unaudited pro forma information that follows is presented to give effect to the acquisition on the statements of income of PPL and PPL Energy Supply. The pro forma adjustments assume that the transaction was consummated at the beginning of the income statement period.

  (PPL)

	As Reported	Pro Forma Adjustments	As Adjusted
2002

Operating revenue	$5,429		$5,429

Income from continuing operations (before cumulative effect of a change in accounting principle)	358	$71	429

Net income	208	71	279

Basic EPS	1.37	0.46	1.83

2001

Operating revenue	$5,077	$499	$5,576

Income from continuing operations (before cumulative effect of a change in accounting principle)	169	67	236

Net income	179	67	246

Basic EPS	1.23	0.46	1.69

  (PPL Energy Supply)

	As Reported	Pro Forma Adjustments	As Adjusted
2002

Operating revenue	$4,154		$4,154

Income from continuing operations (before cumulative effect of a change in accounting principle)	429	$71	500

Net income	279	71	350

2001

Operating revenue	$3,754	$499	$4,253

Income from continuing operations (before cumulative effect of a change in accounting principle)	171	67	238

Net income	174	67	241

  Write-down of International Energy Projects

  CEMAR

  At December 31, 2001, PPL Global estimated that the long-term viability of its CEMAR investment was jeopardized and that there was minimal probability of positive future cash flows. At that time, PPL Global recorded an impairment loss in the carrying value of its net assets in CEMAR, an increase in its valuation allowance in deferred tax assets, and a credit to "Minority Interest" on the Statement of Income. The net result of these transactions was a $217 million charge to earnings, with $179 million included in "Write-down of international energy projects," a component of "Other charges," $44 million in deferred income taxes and a $6 million credit to "Minority Interest."

  At March 31, 2002, PPL Global recorded a further impairment loss in the carrying value of its net assets in CEMAR of approximately $4 million, after-tax. The pre-tax charge was $6 million, and was recorded as a charge to "Write-down of international energy projects" on the Statement of Income.

  Throughout the first half of 2002, PPL was working with governmental authorities in Brazil and CEMAR's creditors on a plan to return the company to financial stability. That plan included two requests by CEMAR for rate-increase reviews, which Brazilian regulators denied in January and June 2002. PPL viewed the rate-increase reviews as critical in restoring CEMAR to financial stability. Given the regulator's denial of the rate-increase reviews and the financial condition of CEMAR, PPL made a decision in June 2002 to exit the investment. PPL Global's remaining portion of its CEMAR investment, primarily related to its foreign currency translation adjustment balance, was written-off as of June 30, 2002. The $94 million charge was recorded in "Write-down of international energy projects" on the Statement of Income.

  As a result of its financial difficulties, CEMAR failed to pay certain of its creditors for obligations when due. In addition, CEMAR was not in compliance with the financial covenants in its 150 million Brazilian reais (approximately $56 million) debenture indenture for the year ended December 31, 2001, and for the quarter ended March 31, 2002. CEMAR reached agreement with the required majority of debenture holders on a postponement until February 1, 2003 of the annual rollover terms pursuant to the debenture agreement and a waiver for the failure to meet certain financial covenants through measurement periods ending September 30, 2002. As far as PPL can ascertain, CEMAR subsequently violated a cross default covenant of the debenture indenture through nonpayment of certain short-term credit lines and the full 150 million Brazilian reais are due and owing. In addition, the rollover term postponement and covenant waiver agreement for the debentures expired as of February 1, allowing these creditors to demand payment in full. CEMAR was required to propose credit extension terms 25 days prior to the February 1 deadline, but failed to do so. The intervention management (discussed below) of CEMAR has represented that CEMAR has received an extension until February 14 to pay certain unsecured credit lines that had previously matured and had been extended several times during late 2002. PPL does not know whether these creditors have granted a further extension beyond February 14.

  In July 2002, PPL announced a proposal to sell all of its 90% equity interest in CEMAR to Franklin Park Energy, LLC. The sale was subject to approval by ANEEL and other customary conditions. On August 21, ANEEL denied the request for transfer of PPL's equity interest in CEMAR to Franklin Park Energy. The purchase and sale agreement was terminated by Franklin Park Energy on August 26 as a result of ANEEL's denial of the transfer request.

  On August 20, 2002, the trustee for CEMAR's debenture holders and three bank lenders to CEMAR filed an injunction with a state court in Brazil, enjoining CEMAR's officers and the board of directors of Brisk Participacoes Ltda. (Brisk), a wholly-owned subsidiary of PPL Global and CEMAR's controlling shareholder, from taking actions that would result in the equivalent of a U.S. Chapter 7 liquidation proceeding or liquidating event for CEMAR. Brisk filed objections to the injunction with the state court on September 4. On August 21, CEMAR filed a concordata preventiva, the Brazilian equivalent of a U.S. Chapter 11 bankruptcy work-out proceeding. On September 18, certain creditors and bondholders of CEMAR filed a complaint with the Brazilian courts against Brisk, requesting that Brisk's voting rights in CEMAR be suspended for a 90-day period and that the shares representing the controlling interest in CEMAR be transferred to a third party recommended by the creditors representing two-thirds of CEMAR's debt.

  On August 21, 2002, ANEEL authorized an administrative intervention in CEMAR and fully assumed operational and financial control of the company. In its public announcement relating to the intervention, ANEEL said that its intervention and control of CEMAR would last for an initial term of 180 days and that it could be extended. On August 29, at the request of the intervenor appointed by ANEEL, the bankruptcy judge dismissed the concordata preventiva filing without prejudice.

  The intervenor appointed by ANEEL issued a public statement and schedule for the transfer of the ownership interest in CEMAR to a new owner. Pursuant to that schedule, ANEEL announced its approval in November 2002 of three Brazilian bidders that submitted pre-qualification documents. Also in November, a federal court in Brazil granted a preliminary injunction requested by a citizen connected to a Maranhão labor union suspending the process to transfer the ownership interest in CEMAR. Although the schedule announced by the intervenor reflected a closing for the transfer of control of CEMAR to a third party on December 20, 2002, the closing did not occur due to the failure of the potential buyer and certain creditors to reach agreement on the restructuring of CEMAR's debts. The deadline for the sale process was extended to February 17, 2003, the same day the initial term of the intervention was scheduled to end. Currently, three injunctions applicable to the sale process are pending, all of which ANEEL has appealed. No conforming bids were submitted to ANEEL by the February 17 deadline due to the outstanding injunctions preventing the sale process from continuing. ANEEL publicly announced a 180 day extension to the initial intervention on February 14, citing the continuing unresolved financial crisis of CEMAR as the primary reason for the extension. PPL has not yet been notified by ANEEL of a revised schedule for the sale process. As a result of this action, PPL Global will continue its current policy of not consolidating CEMAR (as described below).

  As of February 11, 2003, due to the inability to discharge their obligations under the continuing intervention, PPL-related officers and directors of CEMAR resigned from their respective positions.

  Based on this series of events, PPL Global no longer controls or manages CEMAR and PPL Global has deconsolidated the financial assets and liabilities of CEMAR from its financial statements. The CEMAR investment is now accounted for using the cost method. As a result, in the third quarter of 2002, PPL Global recorded approximately $23 million of operating losses of CEMAR through August 21, 2002, the day ANEEL assumed control. Consistent with the cost method of accounting, PPL Global is no longer recording CEMAR's operating results. Although return of control to PPL Global is considered highly unlikely, PPL Global is evaluating the accounting treatment if control is returned in the future. At December 31, 2002, the negative investment was included in "Deferred Credits and Other Noncurrent Liabilities - Other." Any negative carrying value of the investment in CEMAR will be reversed upon the final sale or other disposition of the company.

  The following major reductions in consolidated assets and liabilities resulted from the deconsolidation and recording of the cost investment of CEMAR:

Assets

Current Assets	$71

Property, Plant and Equipment - net	255

Regulatory and Other Noncurrent Assets	12

338

Liabilities and Equity

Current Liabilities	194

Long-term Debt	84

Deferred Credits and Other Noncurrent Liabilities	65

Shareowners' Common Equity	7

350

Accumulated Loss in Excess of Investment	$(12)

  WPD/Teesside

  WPD has a 15.4% equity interest in Teesside Power Limited, the owner of the 1,875 MW Teesside Power Station, located in northeast England. Through its European affiliates, Enron was an owner, operator and power purchaser of the station's output. As a result of Enron being placed into receivership in the U.K. and its default on obligations under the power purchase agreements, in the fourth quarter of 2001, WPD wrote off its entire equity investment in Teesside Power Limited. PPL Global's share of the impairment loss was $21 million and is included in "Write-down of international energy projects," a component of "Other Charges" on the Statement of Income.

  In connection with the Enron bankruptcy and the probable resulting loss of Teesside cash flows, PPL and its subsidiaries evaluated the carrying value of WPD. Fair value, measured using discounted cash flows, was compared to the carrying value to determine whether impairment existed at December 31, 2001. Fair value was determined considering the loss of the value of the future cash flows from the Teesside Power Station and a forecasted reduction in future operating cash flows at WPD. The probability-weighted impairment loss was $117 million, after-tax. The pre-tax charge was $134 million, and was recorded as a charge to "Write-down of international energy projects."

  In 2002, PPL Global recognized an $8 million tax benefit on the worthlessness of WPD's investment in Teesside.

  Other

  Late in 2002, PPL Global evaluated certain investments for impairment and recorded a $5 million impairment charge in connection with its investment in CGE, a $4 million impairment of a corporate joint venture's investment in Brazil, and a $4 million write-down of certain non-electrical assets in Bolivia.

  Sales

  Late in 2002, PPL Global sold its minority interests in small hydroelectric generating facilities in Bolivia and in Portugal to concentrate on its majority-owned electricity distribution companies in Chile, Bolivia, El Salvador and the U.K. PPL Global received approximately $15 million in total from the sales.
  Leases

  (PPL, PPL Energy Supply and PPL Montana)

  Colstrip Generating Plant

  In July 2000, PPL Montana sold its interest in the Colstrip generating plant to owner lessors who are leasing the assets back to PPL Montana under four 36-year operating leases. The proceeds from this sale approximated $410 million. PPL Montana recorded a deferred gain on the sale of approximately $8 million, which is being amortized into "Other operation and maintenance" in the Statement of Income over the term of the operating lease on a straight-line basis. PPL Montana used the sale proceeds to reduce outstanding debt and make distributions to PPL Generation.

  PPL Montana leases a 50% interest in Colstrip Units 1 and 2 and a 30% interest in Unit 3, through four non-cancelable operating leases. These leases provide two renewal options based on the economic useful life of the generation assets. PPL Montana is required to pay all expenses associated with the operations of the generation units. The leases place certain restrictions on PPL Montana's ability to incur additional debt, sell assets and declare dividends and requires PPL Montana to maintain certain financial ratios related to cash flow and net worth. The amount outstanding under these leases at December 31, 2002 was $314 million. There are no residual value guarantees in these leases. However, upon an event of default or an event of loss, the lessee could be required to pay a termination value of amounts sufficient to allow the lessor to repay amounts owing on the lessor notes and make the lessor whole for its equity investment and anticipated return on investment. The events of default include payment defaults, breaches of representations or covenants, acceleration of other indebtedness of PPL Montana, change in control of PPL Montana and certain bankruptcy events. The termination value is estimated to be $551 million at December 31, 2002.

  (PPL and PPL Energy Supply)

  University Park and Sundance

  In May 2001, a PPL Global subsidiary entered into a $1.06 billion operating lease arrangement, as lessee, for the development, construction and operation of several commercial power generation facilities. The lessor is a variable interest entity that was created for the sole purpose of owning the facilities and incurring the related financing costs. In February 2002, in connection with the December 2001 decision to cancel several development projects, the available commitment under this lease was reduced to $700 million to cover only the 540 MW gas-powered University Park project near University Park, Illinois, and the 450 MW gas-powered Sundance project near Coolidge, Arizona. In July 2002, these facilities were substantially completed and the initial lease term commenced. The first lease payment was made in August 2002. The commitment under this lease was further reduced to $660 million in September 2002. The lease terminates in June 2008. At the end of the lease term, the lessee has the option to extend the lease or purchase the facilities. If the lessee does not choose either of these options, then it must sell the assets on behalf of the lessor and guarantee a residual value of up to $545 million based on an estimated total lessor's investment of $657 million for both projects combined. If the financing is terminated early as a result of significant environmental damage, or an event of default, the lessee could be obligated to pay up to 100% of the lessor's investment in the facilities. These events of default include, subject to certain exceptions, payment or judgment defaults, breach of representations or covenants, defaults in other indebtedness, termination of the financing documents or loss of a required approval. The obligations of the lessee under this lease, including payment obligations, have been guaranteed by PPL Energy Supply.

  Lower Mt. Bethel

  In December 2001, a PPL Global subsidiary entered into a $455 million operating lease arrangement, as lessee, for the development, construction and operation of a 600 MW gas-fired combined-cycle generation facility located in Lower Mt. Bethel Township, Northampton County, Pennsylvania. The lessor is a variable interest entity that was created for the sole purpose of owning the facility and incurring the related financing costs. The initial lease term is approximately 10 years, beginning on the date of commercial operation, which is expected to occur in late 2003. At the end of the lease term, the lessee has the option to extend the lease or purchase the facility. If the lessee does not choose either of these options, then it must sell the assets on behalf of the lessor and guarantee a residual value estimated to be up to $321 million based on an estimated total lessor's investment of $455 million. The lessee could be obligated to pay up to 100% of the lessor's investment and other obligations in the facilities if the financing is terminated early as a result of a loss, destruction or condemnation of the project, or upon an event of default. These events of default during the construction period include a violation of environmental law, material environmental damage, revocation or failure to obtain environmental approval, defaults arising out of any fraudulent act, illegal act, misapplication of funds or willful misconduct, or if a bankruptcy event occurs. These events of default during the lease term include, subject to certain exceptions, payment or judgment defaults, breach of representations or covenants, defaults in other indebtedness, termination of the financing documents, or violations of environmental law, material environmental damage or loss of a required environmental approval. The total exposure as a result of any of these events of default occurring is estimated to be up to $512 million as of December 31, 2002. The maximum exposure is estimated to be up to $575 million as of the commencement of the lease based on current market conditions. The obligations of the lessee under this lease, including payment obligations, have been guaranteed by PPL Energy Supply.

  The Air Quality Plan Approval issued by the Pennsylvania DEP for construction of the Lower Mt. Bethel facility has been appealed by the New Jersey DEP to the Pennsylvania DEP Environmental Hearing Board. The PPL Global subsidiary involved in the Lower Mt. Bethel lease financing has joined with the Pennsylvania DEP in opposing this appeal. In addition, in August 2002, the Northampton County Court of Common Pleas issued a decision concerning the permissible noise levels from the Lower Mt. Bethel facility when it becomes operational. Specifically, the court's decision addressed the noise measurement criteria and the point at which the noise levels are to be measured. PPL has appealed the court's decision to the Commonwealth Court, and an intervenor in the lawsuit has cross-appealed the court's decision. The Lower Mt. Bethel facility is expected to be operational in late 2003. PPL cannot predict the outcome of these matters or their ultimate impact on the Lower Mt. Bethel facility or on PPL Energy Supply, but such impact may be material.

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

  Other Leases

  (PPL and PPL Electric)

  In March 2000, PPL Electric terminated its nuclear fuel lease and repurchased $154 million of nuclear fuel from the lessor energy trust. In July 2000, all nuclear fuel was transferred to PPL Susquehanna in connection with the corporate realignment.

  (PPL, PPL Energy Supply, PPL Electric and PPL Montana)

  In addition to the leasing arrangements discussed above, PPL and its subsidiaries also have leases for vehicles, office space, land, buildings, personal computers and other equipment. Rental expense for operating leases was as follows:

	PPL	PPL Energy Supply	PPL Electric	PPL Montana

2002	$62	$35	$14	$21

2001	52	26	14	21

2000	45	12	16	9

  Total future minimum rental payments for all operating leases are estimated as follows:

	PPL	PPL Energy Supply	PPL Electric	PPL Montana

2003	$99	$76	$11	$47

2004	135	116	9	44

2005	131	116	7	39

2006	130	119	5	38

2007	130	121	4	36

Thereafter	795	777	10	458

	$1,420	$1,325	$46	$662

  Stock-Based Compensation

  (PPL, PPL Energy Supply, PPL Electric and PPL Montana)

  Under the PPL Incentive Compensation Plan (ICP) and the Incentive Compensation Plan for Key Employees (ICPKE) (together, the "Plans"), restricted shares of PPL common stock as well as stock options to purchase shares and stock units may be granted to officers and other key employees of PPL, PPL Electric and other affiliated companies. Awards under the Plans are made by the Compensation and Corporate Governance Committee (CCGC) of the PPL Board of Directors, in the case of the ICP, and by the PPL Corporate Leadership Council (CLC), in the case of the ICPKE. Each Plan limits the number of shares available for awards to two percent of the outstanding common stock of PPL on the first day of each calendar year. The maximum number of options that can be awarded under each Plan to any single eligible employee in any calendar year is 1.5 million shares. Any portion of these options that has not been granted may be carried over and used in any subsequent year. If any award lapses, is forfeited or the rights to the participant terminate, the shares of common stock underlying such an award are again available for grant. Shares delivered under the Plans may be in the form of authorized and unissued common stock, common stock held in treasury by PPL or common stock purchased on the open market (including private purchases) in accordance with applicable securities laws. At December 31, 2002, no stock units had been issued under the ICP or the ICPKE.

  Restricted Stock

  Restricted shares of PPL common stock are outstanding shares with full voting and dividend rights. However, the shares are subject to forfeiture or accelerated payout under Plan provisions for termination, retirement, disability and death of employees. Restricted shares vest fully if control of PPL changes, as defined by the Plans.

  A summary of restricted stock grants follows:

Restricted Stock Grants	Shares Granted	Weighted Average Fair Value

2002
PPL	147,735	$34.12
PPL Energy Supply	82,211	34.45
PPL Electric	18,860	33.71
PPL Montana	2,830	33.74

2001
PPL	202,590	43.09
PPL Energy Supply	141,289	42.68
PPL Electric	19,410	44.79
PPL Montana	1,630	45.09

2000
PPL	440,549	21.30
PPL Energy Supply	227,858	21.52
PPL Electric	25,790	20.46
PPL Montana	25,308	24.45

  Compensation expense related to restricted stock awards was $5 million, $6 million and less than $3 million for PPL for 2002, 2001 and 2000. At December 31, 2002, there were 624,711 restricted shares outstanding. These awards currently vest from three to twenty-five years from the date of grant.

  Compensation expense related to restricted stock awards for PPL Energy Supply was approximately $3 million for both 2002 and 2001, and was not material in 2000. Such compensation expense for PPL Electric and PPL Montana was not material for these same years.

  Stock Options

  Under the Plans, stock options may also be granted with an option exercise price per share not less than the fair market value of PPL's common stock on the date of grant. The options are exercisable beginning one year after the date of grant, assuming the individual is still employed by PPL or a subsidiary, in installments as determined by the CCGC in the case of the ICP, and the CLC in the case of the ICPKE. Options outstanding at December 31, 2002 vest over a three-year period from the date of grant in equal installments. The CCGC and CLC have discretion to accelerate the exercisability of the options. All options expire no later than ten years from the grant date. The options become exercisable if control of PPL changes, as defined by the Plans.

  A summary of stock option activity follows:

	2002		2001		2000
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

PPL

Outstanding at beginning of year	2,255,051	$31.36	1,969,301	$23.64	626,020	$26.85

Granted	840,430	$33.49	922,860	$43.16	1,501,110	$22.45
Exercised	(62,710)	$22.82	(548,424)	$23.49	(56,590)	$26.84
Forfeited	(24,086)	$36.18	(88,686)	$31.31	(101,239)	$24.02

Outstanding at end of year	3,008,685	$32.09	2,255,051	$31.36	1,969,301	$23.64

Options exercisable at end of year	1,400,701		306,544		215,158

Weighted-average fair value of options granted	$11.68		$10.42		$3.35

PPL Energy Supply

Outstanding at beginning of year	675,179	$31.64	655,755	$23.27	147,900	$26.85

Granted	304,480	$33.49	306,130	$43.16	583,330	$22.67
Exercised	(61,160)	$22.72	(167,446)	$23.92	(28,495)	$26.84
Forfeited	(14,950)	$37.07	(53,100)	$29.91	(46,980)	$25.05
Transferred			(66,160)	$22.88

Outstanding at end of year	903,549	$32.78	675,179	$31.64	655,755	$23.27

Options exercisable at end of year	381,657		88,436		69,463

Weighted-average fair value of options granted	$11.68		$10.42		$3.35

PPL Electric

Outstanding at beginning of year	163,942	$34.92	105,400	$24.53	47,090	$26.84

Granted	77,570	$33.49	92,450	$43.16	58,310	$22.65
Exercised			(33,908)	$25.04
Forfeited	(9,136)	$36.20

Outstanding at end of year	232,376	$34.40	163,942	$34.92	105,400	$24.53

Options exercisable at end of year	95,561		16,924		15,699

Weighted-average fair value of options granted	$11.68		$10.42		$3.37

PPL Montana

Outstanding at beginning of year	21,720	$26.18	100,420	$21.79	30,240	$26.85

Granted	9,390	$33.49	5,860	$43.16	73,180	$19.91
Exercised	(6,000)	$19.91			(3,000)	$26.85
Forfeited			(16,390)	$19.91
Transferred			(68,170)	$22.68

Outstanding at end of year	25,110	$30.41	21,720	$26.18	100,420	$21.79

Options exercisable at end of year	6,527		6,287		10,080

Weighted-average fair value of options granted	$11.68		$10.42		$3.35

  The estimated fair value of each option granted was calculated using a modified Black-Scholes option-pricing model. The weighted average assumptions used in the model were as follows:

	2002	2001	2000

Risk-free interest rate	5.35%	5.46%	6.74%

Expected option life	10 yrs.	10 yrs.	10 yrs.

Expected stock volatility	39.11%	30.24%	19.79%

Dividend yield	3.34%	4.28%	5.70%

  The following table summarizes information about stock options at December 31, 2002:

  PPL

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/02	Weighted-Avg. Remaining Contractual Life	Weighted-Avg. Exercise Prices	Number Exercisable at 12/31/02	Weighted-Avg. Exercise Price

$19.00-$24.00	912,176	7.1	$22.45	571,196	$22.49

$25.00-$29.00	395,175	6.2	$26.85	395,175	$26.85

$30.00-$35.00	824,440	9.1	$33.49	36,030	$33.49

$40.00-$45.00	876,894	8.1	$43.16	398,300	$43.16

  Total options outstanding had a weighted-average remaining life of 7.8 years at December 31, 2002.

  PPL Energy Supply

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/02	Weighted-Avg. Remaining Contractual Life	Weighted-Avg. Exercise Prices	Number Exercisable at 12/31/02	Weighted-Avg. Exercise Price

$19.00-$24.00	237,160	7.1	$21.89	139,258	$22.08

$25.00-$29.00	91,059	6.3	$26.85	91,059	$26.85

$30.00-$35.00	295,070	9.1	$33.49	32,740	$33.49

$40.00-$45.00	280,260	8.1	$43.16	118,600	$43.16

  Total options outstanding had a weighted-average remaining life of 8.0 years at December 31, 2002.

  PPL Electric

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/02	Weighted-Avg. Remaining Contractual Life	Weighted-Avg. Exercise Prices	Number Exercisable at 12/31/02	Weighted-Avg. Exercise Price

$19.00-$24.00	43,726	7.1	$22.65	28,496	$22.65

$25.00-$29.00	27,766	6.3	$26.84	27,766	$26.84

$30.00-$35.00	70,990	9.1	$33.49	3,290	$33.49

$40.00-$45.00	89,894	8.1	$43.16	36,009	$43.16

  Total options outstanding had a weighted-average remaining life of 8.0 years at December 31, 2002.

  PPL Montana

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/02	Weighted-Avg. Remaining Contractual Life	Weighted-Avg. Exercise Prices	Number Exercisable at 12/31/02	Weighted-Avg. Exercise Price

$19.00-$24.00	9,860	7.2	$19.91	4,573	$19.91

$30.00-$35.00	9,390	9.1	$33.49

$40.00-$45.00	5,860	8.1	$43.16	1,954	$43.16

  Total options outstanding had a weighted-average remaining life of 8.1 years at December 31, 2002.

  (PPL, PPL Energy Supply, PPL Electric and PPL Montana)

  PPL and its subsidiaries adopted the fair value method of accounting for stock-based compensation, as defined in SFAS 123, "Accounting for Stock-Based Compensation," under the prospective method as defined by SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" effective January 1, 2003. At December 31, 2002, PPL applied the intrinsic value method, permitted under SFAS 123 and defined in APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. See Note 1 for additional information related to the adoption of the fair value method.

  Retirement and Postemployment Benefits

  (PPL, PPL Energy Supply, PPL Electric and PPL Montana)

  Pension and Other Postretirement Benefits

  PPL and its subsidiaries sponsor various pension and other postretirement and postemployment benefit plans. PPL follows the guidance of SFAS 87, "Employers' Accounting for Pensions," and SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," when accounting for these benefits.

  PPL and certain of its subsidiaries also provide supplemental retirement benefits to directors, executives and other key management employees through unfunded nonqualified retirement plans.

  The majority of employees of PPL's subsidiaries will become eligible for certain health care and life insurance benefits upon retirement through contributory plans. Postretirement benefits under the PPL Retiree Health Plans (covering retirees of PPL Electric and various other affiliated PPL companies) and for the North Penn Gas Plans are paid from funded VEBA trusts sponsored by the respective companies.

  At December 31, 2002, PPL Electric had a regulatory asset of $5 million relating to postretirement benefits that is being amortized and recovered in rates, with a remaining life of 10 years. PPL Electric also maintains an additional liability for the cost of health care of retired miners of former subsidiaries that had been engaged in coal mining. At December 31, 2002, the liability was $23 million. The liability is the net of $54 million of estimated future benefit payments offset by $31 million of available assets in a PPL Electric-funded VEBA trust.

  PPL Energy Supply subsidiaries engaged in the mechanical contracting business make contributions to various union-sponsored multiemployer pension and health and welfare plans, depending on an employee's status. Contributions of $30 million, $21 million and $10 million were made in 2002, 2001 and 2000. The increase in contributions is primarily the result of the growing workforce at the mechanical contracting companies. The contribution rates have also increased from year to year.

  In the third quarter 2002, PPL Global acquired a controlling interest in WPDH Limited and WPDL. Included in the fully consolidated financial results of PPL for 2002 is the impact of the various pension plans WPD sponsors in the U.K. The following disclosures distinguish between PPL's domestic and international pension plans for those items impacted:

  Net pension and postretirement benefit costs (credits) were as follows:

	Pension Benefits					Postretirement Benefits
	2002		2001		2000	2002	2001	2000
	Domestic	International	Domestic	International	Domestic
PPL
Service cost	$40	$13	$38	$1	$40	$5	$5	$5
Interest cost	99	98	91	3	86	26	22	22
Expected return on plan assets	(147)	(179)	(140)	(3)	(113)	(12)	(11)	(8)
Net amortization and deferral	(31)	3	(50)		(21)	15	12	12

Net periodic pension and postretirement costs prior to special termination benefits	(39)	(65)	(61)	1	(8)	34	28	31
Special termination benefits	62		3			4

Net periodic pension and postretirement benefit cost/(credit)	$23	$(65)	$(58)	$1	$(8)	$38	$28	$31

PPL Energy Supply
Service cost	$2	$13	$2	$1	$2
Interest cost	4	98	4	3	2	$1	$1
Expected return on plan assets	(3)	(179)	(3)	(3)	(2)
Net amortization and deferral		3

Net periodic pension and postretirement benefit cost/(credit)	$3	$(65)	$3	$1	$2	$1	$1

PPL Montana
Service cost	$2		$2		$2
Interest cost	3		3		2	$1	$1
Expected return on plan assets	(2)		(2)		(2)

Net periodic pension and postretirement benefit cost	$3		$3		$2	$1	$1

  Net periodic pension cost charged (credited) to operating expense, excluding amounts charged to construction and other non-expense accounts, were:

	2002		2001		2000
	Domestic	Int'l	Domestic	Int'l
Operating expense

PPL (a)	$(31)	$(58)	$(48)	$1	$(6)

PPL Energy Supply (b)	(9)	(58)	(16)	1	(1)

PPL Electric (c)	(17)		(24)		(4)

PPL Montana	3		3		2

(a)	Excludes the $62 million cost of special termination benefits, which are included separately on the Statement of Income as a component of the $75 million "Workforce reduction" charge.
(b)	In addition to the specific plans sponsored by PPL Energy Supply, PPL Generation subsidiaries and PPL EnergyPlus are also allocated a portion of the costs of pension plans sponsored by PPL Services, included in the PPL total cost above, based on their participation in those plans.
(c)	PPL Electric is also allocated a portion of the costs of pension plans sponsored by PPL Services, included in the PPL total cost above, based on participation in those plans.

  In 2001, PPL changed its method of amortizing unrecognized gains or losses in the annual pension expense or income determined under SFAS 87, "Employers' Accounting for Pensions." Under the old method, the net unrecognized gains or losses in excess of 10% of the greater of the plan's projected benefit obligation or market-related value of plan assets were amortized on a straight-line basis over the estimated average future service period of plan participants. Under the new method, a second corridor is utilized for the net unrecognized gains or losses in excess of 30% of the plan's projected benefit obligation. The net unrecognized gains or losses outside the second corridor are now amortized on a straight-line method over a period equal to one-half of the average future service period of the plan participants. The new method is preferable under SFAS 87 because it provides more current recognition of gains and losses, thereby lessening the accumulation of unrecognized gains and losses.

  The pro forma effect of retroactive application of this change in accounting principle would have had the following effect:

	Net Income		EPS
	2001	2000	2001	2000

PPL	$(10)	$7	$(.07)	$.05

PPL Energy Supply	(3)	3	N/A	N/A

PPL Electric	(5)	4	N/A	N/A

  Retiree health and welfare benefits costs charged to operating expense, excluding amounts charged to construction and other non-expense accounts, were:

	2002	2001	2000

Operating Expense

PPL	$27	$21	$25

PPL Energy Supply (a)	9	8	5

PPL Electric (b)	13	10	19

PPL Montana	1

(a)	In addition to the specific plans sponsored by PPL Energy Supply, PPL Generation subsidiaries and PPL EnergyPlus are also allocated a portion of the costs of postretirement medical plans sponsored by PPL Services, included in the PPL total cost above, based on the their participation in those plans.
(b)	PPL Electric is also allocated a portion of the costs of postretirement medical plans sponsored by PPL Services, included in the PPL total cost above, based on participation in those plans.

  Postretirement medical costs at December 31, 2002 were based on the assumption that health care costs would increase 12% in 2003, then the rate of increase would decline gradually to 5% in 2010 and thereafter. A one-percentage point change in the assumed health care cost trend assumption would have the following effects:

	One Percentage Point
	Increase	Decrease
PPL
Effect on service cost and interest cost components	$1	$(1)

Effect on postretirement benefit obligation	$22	$(18)

PPL Energy Supply

Effect on postretirement benefit obligation	$1	$(1)

PPL Montana

Effect on postretirement benefit obligation	$1	$(1)

  The following assumptions were used in the valuation of the benefit obligations for PPL's plans:

  PPL

Pension Benefits	2002		2001		2000
	Domestic	Int'l	Domestic	Int'l	Domestic

Discount rate	6.75%	5.75%	7.25%	10.24%	7.5%

Expected return on plan assets	9.0%	8.31%	9.2%	10.24%	9.2%

Rate of compensation increase	4.0%	3.75%	4.25%	7.12%	4.75%

Postretirement Medical Benefits
	2002	2001	2000

Discount rate	6.75%	7.25%	7.5%

Expected return on plan assets	7.80%	7.60%	7.6%

Rate of compensation increase	4.0%	4.25%	4.75%

  PPL Energy Supply

Pension Benefits	2002		2001		2000
	Domestic	Int'l	Domestic	Int'l	Domestic

Discount rate	6.75%	5.75%	7.25%	10.24%	7.5%

Expected return on plan assets	8.71%	8.31%	8.89%	10.24%	9.2%

Rate of compensation increase	4.0%	3.75%	4.25%	7.12%	4.75%

Postretirement Medical Benefits
	2002	2001	2000

Discount rate	6.75%	7.25%	7.5%

Expected return on plan assets	N/A	N/A	N/A

Rate of compensation increase	4.0%	4.25%	4.75%

  PPL Montana

Pension Benefits	2002	2001	2000

Discount rate	6.75%	7.25%	7.5%

Expected return on plan assets	9.0%	9.2%	9.2%

Rate of compensation increase	4.0%	4.25%	4.75%

Postretirement Medical Benefits
	2002	2001	2000

Discount rate	6.75%	7.25%	7.5%

Expected return on plan assets	N/A	N/A	N/A

Rate of compensation increase	4.0%	4.25%	4.75%

  (PPL)

  The funded status of the PPL plans was as follows:

	Pension Benefits				Postretirement Medical Benefits
	2002		2001		2002	2001
	Domestic	International	Domestic	International

Change in Benefit Obligation

Benefit Obligation, January 1	$1,279	$37	$1,192		$330	$311
Service cost	40	13	38	$1	5	5
Interest cost	99	98	91	3	26	22
Participant contributions		4		1	1	1
Plan amendments	80	39	4		21
Actuarial (gain)/loss	76	(53)	10	4	59	12
Special termination benefits	62				4
Acquisition/divestitures		1,970		30
Settlements/curtailments		(30)
Actual expense paid	(1)		(4)
Net benefits paid	(77)	(128)	(52)	(2)	(23)	(21)
Currency conversion		176

Benefit Obligation, December 31	1,558	2,126	1,279	37	423	330

Change in Plan Assets

Plan assets at fair value, January 1	1,633	21	1,794		155	149
Actual return on plan assets	(182)	(335)	(107)	(2)	(11)	(6)
Employer contributions	3	1	2	1	41	32
Participant contributions		4		1	1	1
Acquisition/divestitures		2,050		23
Settlements/curtailments		(21)
Actual expense paid	(1)		(4)
Net benefits paid	(77)	(128)	(52)	(2)	(23)	(21)
Currency conversion		165

Plan assets at fair value, December 31	1,376	1,757	1,633	21	163	155

Funded Status

Funded Status of Plan	(182)	(369)	354	(16)	(260)	(175)
Unrecognized actuarial (gain)/loss	(144)	497	(587)	8	123	42
Unrecognized prior service cost	178	34	110		39	23
Unrecognized transition assets	(31)		(36)		87	96
Currency conversion		26

Net amount recognized at end of year	$(179)	$188	$(159)	$(8)	$(11)	$(14)

Amounts recognized in the Balance Sheet consist of:
Prepaid benefit cost	$1	$219	$1
Accrued benefit liability	(180)	(31)	(160)	$(8)	$(11)	$(14)
Additional minimum liability	(29)	(453)	(14)
Intangible asset	5	37	5
Accumulated other comprehensive income	24	416	9

Net amount recognized at end of year	$(179)	$188	$(159)	$(8)	$(11)	$(14)

  The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets for PPL's domestic plans were $122 million, $110 million and $46 million as of December 31, 2002 and $79 million, $69 million and $26 million as of December 31, 2001.

  The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets for PPL's international plans were $2.1 billion, $2.0 billion and $1.8 billion, as of December 31, 2002 and $37 million, $27 million, and $21 million, as of December 31, 2001.

  (PPL Energy Supply)

  The funded status of the PPL Energy Supply plans was as follows:

	Pension Benefits				Postretirement Medical Benefits
	2002		2001		2002	2001
	Domestic	International	Domestic	International

Change in Benefit Obligation

Benefit Obligation, January 1	$51	$37	$42		$5	$4
Service cost	2	13	2	$1
Interest cost	4	98	4	3	1	1
Participant contributions		4		1
Plan amendments		39	4
Actuarial (gain)/loss	2	(53)	1	4	3
Acquisitions/divestitures		1,970		30
Settlements/curtailments		(30)
Net benefits paid	(1)	(128)	(1)	(2)
Net transfer out			(1)
Currency conversion		176

Benefit Obligation, December 31	58	2,126	51	37	9	5

Change in Plan Assets

Plan assets at fair value, January 1	33	21	35
Actual return on plan assets	(3)	(335)	(1)	(2)
Employer contributions	1	1		1
Participant contributions		4		1
Acquisition/divestitures		2,050		23
Settlements/curtailments		(21)
Net benefits paid	(1)	(128)	(1)	(2)
Currency conversion		165

Plan assets at fair value, December 31	30	1,757	33	21

Funded Status

Funded Status of Plan	(28)	(369)	(18)	(16)	(9)	(5)
Unrecognized actuarial loss	14	497	6	8	3
Unrecognized prior service cost	4	34	5
Currency conversion		26

Net amount recognized at end of year	$(10)	$188	$(7)	$(8)	$(6)	$(5)

Amounts recognized in the Balance Sheet consist of:
Prepaid benefit cost	$1	$219	$1
Accrued benefit liability	(11)	(31)	(8)	$(8)	$(6)	$(5)
Additional minimum liability	(13)	(453)	(5)
Intangible asset	3	37	3
Accumulated other comprehensive income	10	416	2

Net amount recognized at end of year	$(10)	$188	$(7)	$(8)	$(6)	$(5)

  The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets for PPL Energy Supply's domestic plans were $51 million, $46 million and $23 million as of December 31, 2002 and $44 million, $38 million and $26 million as of December 31, 2001.

  The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets for PPL Energy Supply's international plans were $2.1 billion, $2.0 billion and $1.8 billion as of December 31, 2002, and $37 million, $27 million and $21 million as of December 31, 2001.

  In addition to the plans sponsored by PPL Energy Supply, PPL Generation subsidiaries and PPL EnergyPlus are allocated a portion of the liabilities and costs of the pension and postretirement medical plans sponsored by PPL Services based on their participation in those plans. The pension liabilities assumed by PPL Energy Supply for these plans total $58 million at December 31, 2002. The postretirement medical liabilities assumed by PPL Energy Supply for these plans total $3 million at December 31, 2002.

  (PPL Montana)

  The funded status of the PPL Montana plans was as follows:

	Pension Benefits		Postretirement Medical Benefits
	2002	2001	2002	2001

Change in Benefit Obligation

Benefit Obligation, January 1	$41	$33	$5	$4
Service cost	2	2
Interest cost	3	3	1	1
Plan amendments		3
Actuarial gain	4	1	3
Net transfer out		(1)
Benefits paid	(1)

Benefit Obligation, December 31	49	41	9	5

Change in Plan Assets

Plan assets at fair value, January 1	26	28
Actual return on plan assets	(3)	(2)
Employer contributions	1
Benefits paid	(1)

Plan assets at fair value, December 31	23	26

Funded Status

Funded status of plan	(26)	(15)	(9)	(5)
Unrecognized actuarial gain	15	6	3
Unrecognized prior service cots	3	3

Net amount recognized at end of year	$(8)	$(6)	$(6)	$(5)

Amounts recognized in the Balance Sheet consist of:
Accrued benefit liability	$(8)	$(6)	$(6)	$(5)
Additional minimum liability	(13)	(5)
Intangible asset	3	3
Accumulated other comprehensive income	10	2

Net amount recognized at end of year	$(8)	$(6)	$(6)	$(5)

  The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets for PPL Montana were $49 million, $44 million and $23 million, as of December 31, 2002 and $41 million, $37 million and $26 million as of December 31, 2001.

  (PPL Electric)

  Although PPL Electric does not directly sponsor any pension or postretirement plans, PPL Electric is allocated a portion of the liabilities and costs of plans sponsored by PPL Services based on participation in those plans. At December 31, 2002, the recorded balance of PPL Electric's allocated share of the total pension liability was $71 million. At December 31, 2002, the balance in PPL Electric's allocated share of the total postretirement medical liability was $1 million.

  Savings Plans (PPL, PPL Energy Supply, PPL Electric and PPL Montana)

  Substantially all employees of PPL's subsidiaries are eligible to participate in deferred savings plans (401(k)s). Contributions to the plans charged to operating expense approximated the following:

	2002	2001	2000

PPL	$11	$10	$9

PPL Energy Supply	6	5	4

PPL Electric	2	2	4

PPL Montana	1	1	1

  Employee Stock Ownership Plan (PPL, PPL Energy Supply and PPL Electric)

  PPL sponsors a non-leveraged ESOP, in which substantially all employees, excluding those of PPL Global, PPL Montana, PPL Gas Utilities and the mechanical contractors, are enrolled after one year of credited service. Dividends paid on ESOP shares are treated as ordinary dividends by PPL. Under existing income tax laws, PPL is permitted to deduct the amount of those dividends for income tax purposes and to contribute the resulting tax savings (dividend-based contribution) to the ESOP.

  The dividend-based contribution is used to buy shares of PPL's common stock and is expressly conditioned upon the deductibility of the contribution for federal income tax purposes. Contributions to the ESOP are allocated to eligible participants' accounts as of the end of each year, based 75% on shares held in existing participants' accounts and 25% on the eligible participants' compensation.

  Amounts charged as compensation expense for ESOP contributions approximated $5 million in 2002 and $4 million in each of 2001 and 2000. These amounts were offset by the dividend-based contribution tax savings and had no impact on PPL's earnings.

  ESOP shares outstanding at December 31, 2002 totaled 5,021,544, or 3% of total common shares outstanding, and are included in all EPS calculations.

  Postemployment Benefits (PPL, PPL Energy Supply and PPL Electric)

  Certain PPL subsidiaries provide health and life insurance benefits to disabled employees and income benefits to eligible spouses of deceased employees. Postemployment benefits charged to operating expenses were not significant in 2002, 2001 or 2000.

  Certain of PPL Global subsidiaries, including Emel, EC, Elfec and Vidivision, provide limited non-pension benefits to all current employees. All active employees are entitled to benefits in the event of termination or retirement in accordance with government sponsored programs. These plans generally obligate a company to pay one month's salary per year of service to employees in the event of involuntary termination. Under certain plans, employees with five or more years of service are entitled to this payment in the event of voluntary or involuntary termination. There is no limit on the number of years of service in the calculation of the benefit obligation.

  The liabilities for these plans are accounted for under the guidance of EITF 88-1 "Determination of Vested Benefit Obligation for a Defined Benefit Pension Plan" using what is commonly referred to as the "shut down" method, where a company records the undiscounted obligation as if it were payable at each balance sheet date. The combined liabilities for these plans at December 31, 2002 and 2001 were $6 million, and are recorded in "Deferred Credits and Noncurrent Liabilities - Other" on the Balance Sheet.

  Jointly-Owned Facilities

  (PPL and PPL Energy Supply)

  At December 31, 2002, subsidiaries of PPL and PPL Energy Supply owned undivided interests in the following facilities:

	Ownership Interest	Electric Plant in Service	Other Property	Accumulated Depreciation	Construction Work in Progress
PPL Generation

Generating Stations

Susquehanna	90.00%	$4,213		$3,530	$59

Keystone	12.34%	74		47	18

Wyman	8.33%	15		3

Conemaugh	16.25%	187		64	4

Merrill Creek Reservoir	8.37%		$22	13

  Additionally, PPL Montana has a 50% undivided leasehold interest in Colstrip Units 1 and 2, as well as a 30% undivided leasehold interest in Colstrip Unit 3.

  Each PPL Generation subsidiary provided its own funding for its share of the facility. Each receives a portion of the total output of the generating stations equal to its percentage ownership. The share of fuel and other operating costs associated with the stations is reflected on the Statement of Income.

  (PPL Montana)

  PPL Montana is the operator of the jointly-owned coal-fired generating units comprising the Colstrip steam generation facility. At December 31, 2002 and 2001, PPL Montana has a 50% leasehold interest in Colstrip Units 1 and 2 and a 30% leasehold interest in Colstrip Unit 3 under operating leases (see Note 10 for additional information).

  PPL Montana's share of direct expenses associated with the operation and maintenance of these facilities is included in the corresponding operating expenses on the Statement of Income. Each joint-owner in these facilities provides its own financing. As operator of all Colstrip Units, PPL Montana invoices each joint-owner for their respective portion of the direct expenses. The amount due from joint-owners was approximately $8 million and $6 million at December 31, 2002 and 2001.

  At December 31, 2002, Montana Power continues to own a 30% leasehold interest in Colstrip Unit 4. As part of the purchase of generation assets from Montana Power, PPL Montana and Montana Power entered into a reciprocal sharing agreement to govern each party's responsibilities regarding the operation of Colstrip Units 3 and 4, and each party is responsible for 15% of the respective operating and construction costs, regardless of whether a particular cost is specified to Colstrip Unit 3 or 4. However, each party is responsible for its own fuel-related costs.

  Commitments and Contingent Liabilities

  Energy Purchases and Sales Commitments

  Liability for Above Market NUG Contracts (PPL, PPL Energy Supply and PPL Electric)

  In 1998, PPL Electric recorded a loss accrual for above market contracts with NUGs of $854 million, due to its generation business being deregulated. Effective January 1999, PPL Electric began reducing this liability as an offset to "Energy purchases" on the Statement of Income. This reduction is based on the estimated timing of the purchases from the NUGs and projected market prices for this generation. The final existing NUG contract expires in 2014. In connection with the corporate realignment, effective July 1, 2000, the remaining balance of this liability was transferred to PPL EnergyPlus. At December 31, 2002, the remaining liability associated with the above market NUG contracts was $427 million.

  In the first quarter of 2002, PPL Energy Supply paid approximately $50 million to terminate the purchase commitment under an energy contract with one of the NUGs. The recorded liability associated with this NUG contract was $75 million. The excess of the liability over the termination payment resulted in a $25 million credit to "Energy purchases" on the Statement of Income.

  Wholesale Energy Commitments (PPL, PPL Energy Supply and PPL Montana)

  As part of the purchase of generation assets from Montana Power, PPL Montana agreed to supply electricity under two wholesale transition service agreements with Montana Power to serve its retail load not served by other providers or provided by Montana Power's remaining generation. The first agreement expired in December 2001, and the second agreement expired in June 2002. In addition, as part of its purchase of the generation assets from Montana Power, PPL Montana assumed a power purchase agreement and another power sales agreement. In accordance with purchase accounting guidelines, PPL Montana recorded liabilities of $118 million as the estimated fair value of these agreements at the acquisition date. These liabilities are being reduced over the terms of the agreements as adjustments to "Wholesale energy marketing" revenues and "Energy purchases" on the Statement of Income. The unamortized balance of these liabilities at December 31, 2002 was $64 million and is included on the Balance Sheet in "Deferred Credits and Other Noncurrent Liabilities - Other" for PPL, in "Current Liabilities - Other" and "Deferred Credits and Other Noncurrent Liabilities - Other" for PPL Energy Supply and in "Wholesale energy commitments" for PPL Montana.

  On July 1, 2002, PPL EnergyPlus began to sell to NorthWestern an aggregate of 450 MW of energy to be supplied by PPL Montana. Under two five-year agreements, PPL EnergyPlus will supply 300 MW of around-the-clock electricity and 150 MW of unit-contingent on-peak electricity.

  Legal Matters

  (PPL, PPL Energy Supply, PPL Electric and PPL Montana)

  PPL and its subsidiaries are involved in numerous legal proceedings, claims and litigation in the ordinary course of business. PPL and its subsidiaries cannot predict the ultimate outcome of such matters, or whether such matters may result in material liabilities.

  Tax Assessment Appeals (PPL, PPL Energy Supply and PPL Montana)

  Pursuant to changes in PURTA enacted in 1999, PPL subsidiaries have filed a number of tax assessment appeals in various Pennsylvania counties where PPL facilities are located. These appeals challenge existing local tax assessments, which now comprise the basis for payment of the PURTA tax on PPL's properties. Also, as of January 1, 2000, generation facilities are no longer taxed under PURTA, and these local assessments will be used directly to determine local real estate tax liability for PPL's power plants. In July 1999, PPL filed retroactive appeals for tax years 1998 and 1999, as permitted by the new law. In addition, PPL has filed appeals for 2000 and beyond, as permitted under normal assessment procedures. It is anticipated that assessment appeals may now be an annual occurrence.

  Hearings on the pending appeals were held by the boards of assessment appeals in each county, and decisions have now been rendered by all counties. To the extent the appeals were denied or PPL was not otherwise satisfied with the results, PPL filed further appeals from the board decisions with the appropriate county Courts of Common Pleas.

  Of the three pending proceedings in Pennsylvania, only the appeal concerning the assessed value of the Susquehanna nuclear station will result in annual local taxes exceeding $1 million. The county assessment of the Susquehanna station indicated a market value of $3.9 billion. Based on this value, the annual local taxes for the Susquehanna station would have been about $70 million. However, PPL was able to reach a settlement with the local taxing authorities in December 2000, for tax years 2000 and beyond. This settlement will result in the payment of annual local taxes of about $3 million. PPL and the local taxing authorities also reached a settlement concerning the 1998 and 1999 tax years which, if effectuated, would not result in any additional PURTA tax liability for PPL. This portion of the settlement with the local tax authorities is subject, however, to the outcome of claims asserted by certain intervenors which are described below.

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

  PPL's appeal of the Susquehanna station assessment for 1998 and 1999 was decided in its favor by the Luzerne County Court of Common Pleas. The Philadelphia parties appealed this decision to the Commonwealth Court, and PPL cross-appealed on the issue of the right of the Philadelphia parties to intervene. As a result of these proceedings and appeals, it is possible that a final determination of market value and the associated tax liability for 1998 and 1999 may not occur for several years.

  See "Review of the Financial Condition and Results of Operation" for a description of the July 1, 2000 corporate realignment in which PPL Electric's generating plants in Pennsylvania were transferred to various PPL affiliates.

  PPL Montana is currently protesting certain property tax assessments by the Montana Department of Revenue (MDOR) on its generation facilities. The tax liabilities in dispute are approximately $1.7 million for 2000, $1.8 million for 2001 and $8.6 million for 2002. PPL Montana's dispute with respect to most of the 2002 tax liability is based on the assessed value used by the MDOR for PPL Montana's hydroelectric facilities versus the assessed value used for the facilities of another hydroelectric generator in the state. The state tax appeals board is scheduled to hear the 2000 and 2001 disputes in early 2004, while the hearing for the 2002 dispute is expected to be later in 2004. In response to these tax disputes, the 2003 Montana legislature has either introduced or proposed several bills to further tax PPL Montana, including, but not limited to, bills that would increase the portion of the current wholesale electrical transaction tax paid by the company and increase PPL Montana's annual property taxes from approximately $15 million per year to an amount approaching $30 million per year. PPL Montana cannot predict the outcome of the tax assessment disputes or the likelihood that any such proposed legislation would ultimately become law.

  Montana Power Shareholders' Litigation(PPL, PPL Energy Supply and PPL Montana)

  In August 2001, a purported class-action lawsuit was filed by a group of shareholders of Montana Power against Montana Power, the directors of Montana Power, certain advisors and consultants of Montana Power and PPL Montana. The plaintiffs allege, among other things, that Montana Power was required to, and did not, obtain shareholder approval of the sale of Montana Power's generation assets to PPL Montana in 1999. Although most of the claims in the complaint are against Montana Power, its board of directors, and its consultants and advisors, two claims are asserted against PPL Montana. In the first claim, plaintiffs seek a declaration that because Montana Power shareholders did not vote on the 1999 sale of generating assets to PPL Montana, that sale "was null and void ab initio." The second claim alleges that PPL Montana was privy to and participated in a strategy whereby Montana Power would sell its generation assets to PPL Montana without first obtaining Montana Power shareholder approval, and that PPL Montana has made net profits in excess of $100 million as the result of this alleged illegal sale. In the second claim, plaintiffs request that the court impose a "resulting and/or constructive trust" on both the generation assets themselves and all profits, plus interest on the amounts subject to the trust. In November 2001, PPL Montana and the other defendants filed a motion to dismiss the plaintiffs' complaint on the basis that it fails to state a claim upon which relief may be granted, and the plaintiffs filed a motion for the lawsuit to be certified by the court as a class-action. In August 2002, the court denied this motion to dismiss, except as to certain matters not relating to PPL Montana, and granted the plaintiffs' motion for the certification of the lawsuit. In January 2003, the case was removed to the U.S. District Court in Montana. PPL, PPL Energy Supply and PPL Montana cannot predict the outcome of this matter.

  Montana Hydroelectric Initiative (PPL, PPL Energy Supply and PPL Montana)

  On November 5, 2002, a proposed Montana Hydroelectric Security Act initiative was defeated on a statewide ballot by a better than 2 to 1 margin. Among the stated purposes of the initiative was to create an elected Montana public power commission to determine whether purchasing hydroelectric dams in Montana would be in the public interest. Such a commission could have decided to acquire any or all of the hydroelectric dams owned by PPL Montana either pursuant to a negotiated purchase or an acquisition at fair market value through the power of condemnation. PPL Montana had vigorously opposed the initiative along with several other Montana groups and individuals.

  Energy West Litigation (PPL Montana)

  In July 2001, PPL Montana filed an action in state court and a responsive pleading in federal court, both related to a breach of contract by Energy West Resources, Inc. (Energy West), a Great Falls, Montana-based energy aggregator. PPL Montana is seeking a judgment that Energy West violated the terms of the contract under which it supplied energy to Energy West during the period July 1, 2000 through June 30, 2002. PPL Montana is claiming damages of approximately $18 million. All litigation in this matter has been consolidated in the U.S. District Court for the District of Montana, Great Falls Division, and the liability phase of the trial concluded in December 2002. In the event that the federal court rules in PPL Montana's favor, the trial will then move into a damages phase. PPL, PPL Energy Supply and PPL Montana cannot predict the ultimate outcome of these proceedings.

  NorthWestern Corporation Litigation (PPL, PPL Energy Supply and PPL Montana)

  In connection with the acquisition of the Montana generation assets, the Montana Power APA, which was previously assigned to PPL Montana by PPL Global, includes a provision concerning the proposed purchase by PPL Montana of a portion of NorthWestern's interest in the 500-kilovolt Colstrip Transmission System (CTS) for $97 million. During 2002, PPL Montana had been in discussions with NorthWestern regarding the proposed purchase of the CTS and the claims that PPL Montana believes it has against NorthWestern arising from the Montana Power APA and related agreements. Notwithstanding such discussions, in September 2002, NorthWestern filed a lawsuit against PPL Montana in Montana state court seeking specific performance of PPL Montana's purchase of the CTS or, alternatively, damages for breach of contract. Pursuant to PPL Montana's application, the matter was removed to the U.S. District Court for the District of Montana, Butte Division. Following the removal of the matter to the federal court, PPL Montana moved to dismiss NorthWestern's claim for specific performance of PPL Montana's purchase of the CTS. NorthWestern subsequently asserted additional claims against PPL Montana arising under the Montana Power APA. In December 2002, NorthWestern filed a motion seeking summary judgment as to certain of its claims against PPL Montana. PPL Montana has opposed this summary judgment motion. The U.S. District Court has not yet ruled on either PPL Montana's motion to dismiss or NorthWestern's motion for summary judgment. PPL, PPL Energy Supply and PPL Montana cannot predict the outcome of this litigation.

  Regulatory Issues

  California ISO and Pacific Northwest (PPL, PPL Energy Supply and PPL Montana)

  Through its subsidiaries, PPL has made approximately $18 million of sales to the California ISO, of which $17 million has not been paid to PPL subsidiaries. Given the myriad of electricity supply problems presently faced by the California electric utilities and the California ISO, PPL cannot predict whether or when it will receive payment. As of December 31, 2002, PPL has fully reserved for possible underrecoveries of payments for these sales.

  Litigation arising out of the California electricity supply situation has been filed at the FERC and in California courts against sellers of energy to the California ISO. The plaintiffs and intervenors in these proceedings allege abuses of market power, manipulation of market prices, unfair trade practices and violations of state antitrust laws, among other things, and seek price caps on wholesale sales in California and other western power markets, refunds of excess profits allegedly earned on these sales of energy, and other relief, including treble damages and attorneys' fees. Certain of PPL's subsidiaries have intervened in the FERC proceedings in order to protect their interests, but have not been named by any plaintiffs in any of the court actions alleging abuses of market power, manipulation of market prices, unfair trade practices and violations of state antitrust laws. However, in April 2002, PPL Montana was named by a defendant in a consolidated court proceeding, which combined into one master proceeding several of the lawsuits alleging antitrust violations and unfair trade practices. Specifically, one of the original generators being sued by the various plaintiffs in the consolidated court proceeding filed a cross-complaint against 30 other generators and power marketers, including PPL Montana. This generator denies that any unlawful, unfair or fraudulent conduct occurred or caused any harm to the plaintiffs, and explains that the plaintiffs' claims are completely barred by federal law. Nonetheless, this generator alleges that it filed its complaint against the other generators and power marketers in order to assist the court in resolving the proceeding and asserts that if it is found liable, the other generators and power marketers, including PPL Montana, caused, contributed to and/or participated in the plaintiffs' alleged losses. This litigation, originally brought in state court in California, had been removed to federal court in California.

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

  Attorneys general in several western states, including California, have begun investigations related to the electricity supply situation in California and other western states. The FERC has determined that all sellers of energy into markets operated by the California ISO and the California Power Exchange, including PPL Montana, should be subject to refund liability for the period beginning October 2, 2000 through June 20, 2001 and has initiated an evidentiary hearing concerning refund amounts. The FERC also is considering whether to order refunds for spot market bilateral sales made in the Pacific Northwest, including sales made by PPL Montana during the period December 2000 through June 2001. The FERC Administrative Law Judge assigned to the Pacific Northwest proceeding has recommended that no refunds be ordered for such sales into the Pacific Northwest. The FERC presently is considering this recommendation. The FERC has been conducting an additional investigation of alleged price manipulation in power markets in California and the western U.S. In connection with this investigation, the FERC has served several sets of data requests on sellers of energy in those markets, including PPL Montana. PPL Montana sold only a small amount of electricity into the California market during 2000 and 2001, and it did not sell any electricity into the California market during 2002. In its response to a FERC data request concerning PPL Montana's California trading strategies, PPL Montana explained that it did not engage in the type of California trading strategies that have been attributed to Enron. In responses to FERC data requests concerning whether PPL Montana and PPL EnergyPlus engaged in so-called "wash trades" in the western U.S., PPL Montana and PPL EnergyPlus explained that they have not, and do not, engage in such trades.

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

  MPSC Order (PPL, PPL Energy Supply and PPL Montana)

  In June 2001, the MPSC issued an order (MPSC Order) in which it found that Montana Power must continue to provide electric service to its customers at tariffed rates until its transition plan under the Montana Electricity Utility Industry Restructuring and Customer Choice Act is finally approved, and that purchasers of generating assets from Montana Power must provide electricity to meet Montana Power's full load requirements at prices to Montana Power that reflect costs calculated as if the generating assets had not been sold. PPL Montana purchased Montana Power's interests in two coal-fired plants and 11 hydroelectric units in 1999, and NorthWestern purchased Montana Power's electricity delivery business in the first quarter of 2002.

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

  In January 2003, the MPSC voted 5-0 to rescind the MPSC Order in its entirety, without prejudice to future MPSC actions. At such time as the MPSC Order is no longer subject to appellate review, PPL Montana and the MPSC will file a stipulation providing for withdrawal of PPL's complaint, without prejudice to refile such complaint in the future.

  PJM Capacity Transactions (PPL, PPL Energy Supply and PPL Electric)

  In November 2001, the PJM Market Monitor publicly released a report prepared for the PUC entitled "Capacity Market Questions" relating to the pricing of installed capacity in the PJM daily market during the first quarter of 2001. The report concludes that PPL EnergyPlus (identified in the report as "Entity 1") was able to exercise market power to raise the market-clearing price above the competitive level during that period. PPL EnergyPlus does not agree with the Market Monitor's conclusions that it exercised market power; in addition, the Market Monitor acknowledged in his report that PJM's standards and rules did not prohibit PPL EnergyPlus' conduct. In November 2001, the PUC issued an Investigation Order directing its Law Bureau to conduct an investigation into PJM capacity market and the allegations in the Market Monitor's report. In June 2002, the PUC issued an investigation report alleging, among other things, that PPL had "unfairly manipulated electricity markets in early 2001," and that "there was an unlawful exercise of market power and market rules gaming by PPL" that was damaging to wholesale and retail electricity markets in Pennsylvania. The PUC stated that it was not authorized to, and was not attempting to, adjudicate the merits of PPL's defenses to these charges, but has referred the matter to the U.S. Department of Justice -- Antitrust Division, or DOJ, the FERC and the Pennsylvania Attorney General. PPL had previously responded to certain information requests of the DOJ in connection with a civil investigative demand regarding capacity transactions in PJM, and PPL has agreed to provide the Office of the Pennsylvania Attorney General with any information that it provided to the DOJ. In addition, in July 2002, PPL appealed the PUC order to the Commonwealth Court of Pennsylvania. Since the PUC clarified that its report has no precedential value and should be given no weight in any future proceedings, PPL consented to having its appeal dismissed by the Commonwealth Court. Accordingly, the Commonwealth Court dismissed the appeal in September 2002. Although PPL believes that the PUC's report is inaccurate, that its conclusions are groundless, and that PPL acted ethically and legally, in compliance with all applicable laws and regulations, PPL cannot predict the outcome or extent of any investigations, litigation or other proceedings related to this matter.

  In September 2002, PPL was served with a complaint filed by Utilimax.com, Inc., which was a member of PJM, in the U.S. District Court for the Eastern District of Pennsylvania against PPL and PPL EnergyPlus alleging, among other things, violations of the federal antitrust laws in connection with the capacity transactions described in the PJM Market Monitor report. In addition, in December 2002, PPL was served with a complaint against PPL, PPL EnergyPlus and PPL Electric filed in the same court by a group of 14 Pennsylvania boroughs that apparently alleges, in broad terms, similar violations of the federal antitrust laws. These boroughs are wholesale customers of PPL Electric. Although PPL, PPL EnergyPlus and PPL Electric believe the claims under both complaints are without merit and intend to defend the actions vigorously, they cannot predict the outcome of these matters.

  FERC Market-Based Rate Authority (PPL and PPL Energy Supply)

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

  If adopted, this proposed rule may have a significant impact on PPL and its subsidiaries, which cannot be predicted at this time.

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

  The Kerr Dam Project license was jointly issued by the FERC to Montana Power and the Confederated Salish and Kootenai Tribes of the Flathead Reservation in 1985, and required Montana Power to hold and operate the project for 30 years. The license required Montana Power, and subsequently PPL Montana as a result of the purchase of the Kerr Dam from Montana Power, to continue to implement a plan to mitigate the impact of the Kerr Dam on fish, wildlife and the habitat. Such implementation will require payments totaling approximately $6 million between 2003 and 2020.

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

  The provisions in the Utilities Act include the replacement of individual gas and electricity regulators with the Gas and Electricity Markets Authority (the "Regulator"). The principal objective of the Regulator is to protect the interests of consumers, wherever appropriate, by promoting effective competition in electricity generation and supply. There currently is no competition in electricity distribution.

  Each distribution business constitutes a natural regional monopoly and is subject to control on the prices it can charge and the quality of supply it must provide. The operations of WPD are regulated under its distribution licenses, pursuant to which income generated is subject to an allowed revenue regulatory framework that provides economic incentives to minimize operating, capital and financing costs. Under the Electricity Act, WPD is under a statutory duty to connect any customer requiring electricity within their area and to maintain that connection. The allowed revenue that is recovered from electricity supply businesses through charges by the Distribution Network Operator (DNO) made for the use of the distribution network is regulated on the basis of the Retail Price Index (RPI) minus X formula. The allowed revenue is increased by RPI minus X during the tenure of each price control period. (RPI is a measure of inflation and equals the percentage change in the U.K. RPI between the six-month period of July to December in the previous year. The X factor is established by the Regulator following review and represents an annual efficiency factor.) The Regulator currently sets the Distribution Price Control Formula for five-year periods.

  The current Distribution Price Control Formula permits DNOs, within a review period, to partially retain additional revenues due to increased distribution of units and to retain all increases in operating profit due to efficient operations and the reduction of expenses (including financing costs). The Regulator may reduce this increase in operating profit through a one-off price reduction in the first year of the new pricing regime, if the Regulator determines that it is not a function of efficiency savings, or, if genuine efficiency savings have been made, and the Regulator determines that customers should benefit through lower prices.

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

  The Pennsylvania DEP has finalized regulations requiring further seasonal (May-June) nitrogen oxide reductions to 80% from 1990 levels starting in 2003. These further reductions are based on the requirements of the Northeast Ozone Transport Region Memorandum of Understanding and two EPA ambient ozone initiatives: the September 1998 EPA State Implementation Plan (SIP) call (i.e., EPA's requirement for states to revise their SIPs) issued under Section 110 of the Clean Air Act, requiring reductions from 22 eastern states, including Pennsylvania; and the EPA's approval of petitions filed by Northeastern states, requiring reductions from sources in 12 Northeastern states and Washington, D.C., including PPL sources. The EPA's SIP-call was substantially upheld by the D.C. Circuit Court of Appeals on challenge. Although the Court extended the implementation deadline to May 2004, the Pennsylvania DEP has not changed its rules accordingly. PPL expects to achieve the 2003 nitrogen oxide reductions with the recent installation of SCR technology on the Montour units, and may install SCR technology on one or more Brunner Island units at a later date.

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

  Under the Clean Air Act, the EPA has been studying the health effects of hazardous air emissions from power plants and other sources in order to determine what emissions should be regulated, and has determined that mercury and nickel emissions must be regulated. The EPA may determine that other hazardous air emissions from power plants should be regulated. In this regard, the EPA is expected to develop mercury and nickel regulations by 2004.

  In 1999, the EPA initiated enforcement actions against several utilities, asserting that older, coal-fired power plants operated by those utilities have, over the years, been modified in ways that subject them to more stringent "New Source" requirements under the Clean Air Act. The EPA has since issued notices of violation and commenced enforcement activities against other utilities. Although the EPA has threatened to continue expanding its enforcement actions, the future direction of the "New Source" requirements is presently unclear. Therefore, at this time, PPL is unable to predict whether such EPA enforcement actions will be brought with respect to any of its affiliates' plants. However, the EPA regional offices that regulate plants in Pennsylvania (Region III) and Montana (Region VIII) have indicated an intention to issue information requests to all utilities in their jurisdiction. The Region VIII office issued such a request to PPL Montana's Corette plant in 2000, and the Region III office issued such a request to PPL Generation's Martins Creek plant in 2002. PPL and its subsidiaries have responded to both of these information requests. PPL cannot presently predict what, if any, action the EPA might take in this regard. Should the EPA or any state initiate one or more enforcement actions against PPL or its subsidiaries, compliance with any such enforcement actions could result in additional capital and operating expenses in amounts which are not now determinable, but which could be significant.

  The EPA has finalized some changes to its "New Source" regulations, which do not significantly affect PPL's plants. However, the EPA is also proposing to further revise its regulations in a way that will require power plants to meet "New Source" performance standards and/or undergo "New Source" review for many maintenance and repair activities that are currently exempt.

  The New Jersey DEP and some New Jersey residents have raised environmental concerns with respect to the Martins Creek plant, particularly with respect to sulfur dioxide emissions and the opacity of the plume. PPL Martins Creek is discussing these concerns with the New Jersey DEP. The cost of addressing New Jersey's sulfur dioxide concerns and opacity issues is not now determinable but could be significant.

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

  The EPA recently finalized requirements for new or modified water intake structures. These requirements will affect where generating facilities are built, will establish intake design standards, and could lead to requirements for cooling towers at new and modified power plants. Another new rule, expected to be finalized in 2004, will address existing structures. Each of these rules could impose significant operating costs on PPL subsidiaries, which are not now determinable, but which could be significant.

  Superfund and Other Remediation

  (PPL and PPL Electric)

  In 1995, PPL Electric entered into a consent order with the Pennsylvania DEP to address a number of sites where it may be liable for remediation. This may include potential PCB contamination at certain PPL Electric substations and pole sites; potential contamination at a number of coal gas manufacturing facilities formerly owned or operated by PPL Electric; and oil or other contamination which may exist at some of PPL Electric's former generating facilities. As of December 31, 2002, work has been completed on over 90% of the sites included in the consent order.

  In 1996, PPL Gas Utilities entered into a similar consent order with the Pennsylvania DEP to address a number of sites where subsidiaries of PPL Gas Utilities may be liable for remediation. The sites primarily include former coal gas manufacturing facilities. Subsidiaries of PPL Gas Utilities are also investigating the potential for any mercury contamination from gas meters and regulators. Accordingly, PPL Gas Utilities and Pennsylvania DEP have agreed to add 72 meter/regulation sites to the consent order. As of December 31, 2002, PPL Gas Utilities had addressed 15% of the sites under its consent order.

  At December 31, 2002, PPL Electric and PPL Gas Utilities had accrued approximately $4 million and $10 million, representing the estimated amounts they will have to spend for site remediation, including those sites covered by each company's consent orders mentioned above. Depending on the outcome of investigations at sites where investigations have not been completed, the costs of remediation and other liabilities could be substantial.

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

  Under the Montana Power APA, PPL Montana is indemnified by Montana Power for any pre-acquisition environmental liabilities. However, this indemnification is conditioned on certain circumstances and subject to certain limitations set forth in the Montana Power APA, including circumstances under which PPL Montana and Montana Power would share in certain costs. As a result of the acquisition by NorthWestern of Montana Power's electricity delivery business, PPL Montana will pursue any such indemnification claims against NorthWestern.

  Future cleanup or remediation work at sites currently under review, or at sites not currently identified, may result in material additional operating costs for PPL subsidiaries that cannot be estimated at this time.

  Asbestos (PPL and PPL Energy Supply)

  There have been increasing litigation claims throughout the U.S. based on exposure to asbestos against companies that manufacture or distribute asbestos products or that have these products on their premises. Certain of PPL's generation subsidiaries and certain of its energy services subsidiaries, such as those that have supplied, may have supplied or installed asbestos material in connection with the repair or installation of heating, ventilating and air conditioning systems, have been named as defendants in asbestos-related lawsuits. PPL cannot predict the outcome of these lawsuits or whether additional claims may be asserted against its subsidiaries in the future. PPL does not expect that the ultimate resolution of the current lawsuits will have a material adverse effect on its financial condition.

  Electric and Magnetic Fields (PPL, PPL Energy Supply and PPL Electric)

  Concerns have been expressed by some members of the public regarding the potential health effects of EMFs. These fields are emitted by all devices carrying electricity, including electric transmission and distribution lines and substation equipment. Government officials in the U.S. and the U.K. have focused attention on this issue. PPL and its subsidiaries support the current efforts to determine whether EMFs cause any human health problems and are taking steps to reduce EMFs, where practical, in the design of new transmission and distribution facilities. PPL is unable to predict what effect, if any, the EMF issue might have on its operations and facilities either in the U.S. or abroad, and the associated cost, or what, if any, liabilities it might incur related to the EMF issue.

  Lower Mt. Bethel (PPL and PPL Energy Supply)

  See Note 10 for a discussion of air and noise issues associated with the development of the Lower Mt. Bethel project.

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

  Other

  Commitments - Acquisitions, Development and Lease Activities (PPL and PPL Energy Supply)

  At December 31, 2002, PPL Global and its subsidiaries had approximately $1 million of outstanding purchase commitments related to domestic construction projects. In addition, a lessor had $47 million of purchase commitments for domestic construction projects for which a PPL subsidiary is the construction agent. PPL's exposure is limited to the guarantees under the operating lease. See Note 10 for additional information on guarantees under operating lease arrangements.

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

  PPL Susquehanna's public liability for claims resulting from a nuclear incident at the Susquehanna station is limited to about $9.55 billion under provisions of The Price Anderson Amendments Act of 1988. PPL Susquehanna is protected against this liability by a combination of commercial insurance and an industry assessment program. In the event of a nuclear incident at any of the reactors covered by The Price Anderson Amendments Act of 1988, PPL Susquehanna could be assessed up to $176 million per incident, payable at $20 million per year.

  Guarantees and Other Assurances

  (PPL, PPL Energy Supply and PPL Electric)

  In the normal course of business, PPL, PPL Energy Supply and PPL Electric enter into agreements that provide financial performance assurance to third parties on behalf of certain subsidiaries. Such agreements include, for example, guarantees, stand-by letters of credit issued by financial institutions and surety bonds issued by insurance companies. These agreements are entered into primarily to support or enhance the creditworthiness attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of credit to accomplish the subsidiaries' intended commercial purposes.

  (PPL, PPL Energy Supply, PPL Electric and PPL Montana)

  PPL, PPL Energy Supply, PPL Electric and PPL Montana provide certain guarantees on behalf of third parties that are required to be disclosed in accordance with FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34." See Note 22 for a discussion of FIN 45 and the impact of adoption. The guarantees provided on behalf of third parties as of December 31, 2002 are discussed below.

  (PPL)

  PPL or its subsidiaries provide guarantees in the amount of approximately $20 million, as of December 31, 2002, related to debt of unconsolidated entities. The guarantees are reduced as the related debt balances decline, and they expire from June 2006 to April 2009.

  (PPL and PPL Energy Supply)

  As of December 31, 2002, PPL Energy Supply has letters of credit totaling $4 million issued under its $500 million credit facility on behalf of PPL and PPL Gas Utilities. These letters of credit expire in 2003 and 2004.

  PPL Energy Supply provides a guarantee in the amount of approximately $11 million, as of December 31, 2002, related to debt of an unconsolidated entity. This guarantee is reduced as the debt balance declines, and it expires in April 2009.

  PPL Generation has entered into certain partnership arrangements for the sale of coal to third parties. PPL Generation has also executed support agreements for the benefit of these third party purchasers pursuant to which it guarantees the partnerships' obligations in an amount up to its pro rata ownership interest in the partnerships. PPL Generation's maximum aggregate exposure under these support arrangements is approximately $9 million.

  Certain PPL Generation subsidiaries provide residual value guarantees under the operating leases for the Sundance, University Park and Lower Mt. Bethel generating facilities. See Note 10 for further discussion of these residual value guarantees.

  PPL Susquehanna is contingently obligated to pay $40 million related to potential retroactive premiums that could be assessed under its nuclear insurance program. See "Nuclear Insurance" for additional information. PPL Susquehanna also has payment obligations related to decommissioning its nuclear generation plant. See Note 6 for further discussion.

  PPL EnergyPlus is party to a wide range of energy trading or purchase and sale agreements pursuant to which the parties indemnify each other for any damages arising from events that occur while the indemnifying party has title to the electricity or natural gas. For example, in the case of the party that is delivering the product, such party would be responsible for damages arising from events occurring prior to delivery. The overall maximum amount of the obligation under such indemnifications cannot be reasonably estimated.

  In connection with their sales of various businesses, WPD and its affiliates have provided the purchasers with indemnifications that are standard for such transactions, including indemnifications for certain pre-existing liabilities and environmental and tax matters. In addition, in connection with certain of these sales, WPD and its affiliates have agreed to continue their obligations under existing third party guarantees, either for a set period of time following the transactions or upon the condition that the purchasers make reasonable efforts to terminate the guarantees. They have also guaranteed the payment of up to $44 million under a contract assigned as part of one of these sales. Finally, WPD and its affiliates remain secondarily responsible for lease payments under certain leases that they have assigned to third parties. These various indemnifications, guarantees and lease obligations vary in duration and in the maximum potential payment, which cannot be estimated but which in the aggregate could be material. To date, neither WPD nor any of its affiliates have made any significant payments with respect to these indemnifications, guarantees or lease obligations, and they do not expect any future payments to be significant.

  Certain acquisition agreements relating to the acquisition of mechanical contractors contain provisions that require a PPL Energy Supply subsidiary to make guaranteed payments and/or contingent payments based upon the profitability of the business unit or if specified minimum revenue requirements are met. The maximum potential amount of these contingent payments outstanding at December 31, 2002 is not considered material.

  (PPL and PPL Electric)

  PPL Electric provides a guarantee in the amount of approximately $7 million, as of December 31, 2002, related to debt of an unconsolidated entity. The guarantee expires in June 2008.

  PPL Electric also provides residual value guarantees to lessors under its operating leases for vehicles and other equipment. As of December 31, 2002, the maximum amount of the residual value guarantees for these leases was approximately $93 million.

  (PPL, PPL Energy Supply and PPL Montana)

  PPL Montana may be obligated under certain circumstances to pay a termination value to the lessor under the operating leases for the Colstrip generating plants. See Note 10 for further discussion of the termination value payment.

  PPL Montana also provides residual value guarantees to the lessor under its operating lease for certain equipment. As of December 31, 2002, the maximum amount of the residual value guarantees for this lease was approximately $4 million.

  (PPL, PPL Energy Supply, PPL Electric and PPL Montana)

  The operating lease arrangements described above and the companies' or their subsidiaries' other lease arrangements include certain indemnifications in favor of the lessors (e.g., indemnifications for environmental matters) with terms that range in duration and scope and that are not explicitly defined. Where appropriate, an obligation for such indemnifications is recorded as a liability. Because the obligated amounts of these types of indemnifications often are not explicitly stated, the overall maximum amount of the obligation under such indemnifications cannot be reasonably estimated. As of December 31, 2002, none of PPL, PPL Energy Supply, PPL Electric or PPL Montana has recorded any liability on their financial statements in connection with these indemnification obligations, as they do not believe, based on information currently available, that it is probable that any amounts will be paid under these guarantees.

  In connection with many of their financing transactions, PPL, PPL Energy Supply, PPL Electric and PPL Montana engage trustees or custodial, escrow or other agents to act for the benefit of the investors or to provide other agency services. PPL, PPL Energy Supply, PPL Electric and PPL Montana typically provide indemnification to these agents for any liability or expenses incurred by them in performing their obligations. No liability is recorded for these indemnifications because the companies believe that it is unlikely that they will be required to perform or otherwise incur any losses associated with these indemnification provisions.

  PPL, PPL Energy Supply, PPL Electric and PPL Montana also have various guarantees in contracts that they enter into in the normal course of business. These guarantees are primarily in the form of indemnities that range in duration and coverage and that do not explicitly state the amount of the indemnification obligation. These guarantees would only result in immaterial increases in future costs and do not represent significant commitments or contingent liabilities of the indebtedness of others. To date, none of PPL, PPL Energy Supply, PPL Electric or PPL Montana has made any significant payments for these indemnification obligations.

  PPL, on behalf of itself and its subsidiaries, maintains insurance that covers liability assumed under contract for bodily injury and property damage. The coverage requires a $4 million deductible per occurrence and provides maximum aggregate coverage of approximately $175 million. This insurance may be applicable to certain obligations under the contractual arrangements discussed above.

  Related Party Transactions

  Intercompany Transactions (PPL)

  The subsidiaries of PPL engage in intercompany transactions. These transactions include the sale of energy, intercompany financings and allocations of corporate costs. All significant intercompany transactions between PPL subsidiaries are eliminated in the consolidated financial statements of PPL.

  PLR Contracts (PPL Energy Supply and PPL Electric)

  PPL Electric has power sales agreements with PPL EnergyPlus, effective January 1, 2002, to supply all of PPL Electric's PLR load through 2009. Under these contracts, PPL EnergyPlus will provide electricity at the predetermined capped prices that PPL Electric is authorized to charge its PLR customers. In 2002, these sales totaled $1.4 billion, including nuclear decommissioning recovery and amortization of an up-front contract payment. These sales totaled $1.3 billion in 2001 and $552 million in the last half of 2000, including nuclear decommissioning recovery, under the first PLR contract. These sales are included in the Statement of Income as "Energy purchases from affiliate" by PPL Electric and as "Wholesale energy marketing to affiliates" revenues by PPL Energy Supply.

  Under the PLR contracts, PPL Electric is required to make performance assurance deposits with PPL EnergyPlus when the market price of electricity is less than the contract price by more than its contract collateral threshold. Conversely, PPL EnergyPlus is required to make performance assurance deposits with PPL Electric when the market price of electricity is greater than the contract price by more than its contract collateral threshold. At December 31, 2002, neither PPL Electric nor PPL EnergyPlus was required to make performance assurance deposits since the market price of electricity was within contract collateral thresholds.

  In August 2001, PPL Electric made a $90 million payment to PPL EnergyPlus in connection with the PLR contracts. The upfront payment is being amortized by both parties over the term of the PLR contracts. The unamortized balance of this payment and other payments under the contract was $81 million at December 31, 2002. See Note 20 for additional information.

  NUG Purchases (PPL Energy Supply and PPL Electric)

  PPL Electric has a reciprocal contract with PPL EnergyPlus to sell electricity purchased under contracts with NUGs. PPL Electric purchases electricity from the NUGs at contractual rates and then sells the electricity at the same price to PPL EnergyPlus. These purchases totaled $160 million in 2002, $176 million in 2001 and $86 million in the last half of 2000. These amounts are included in the Statement of Income as "Wholesale electric to affiliate" revenues by PPL Electric, and as "Energy purchases from affiliates" by PPL Energy Supply.

  Montana Retail Supply (PPL Montana)

  PPL Montana had a Memorandum of Understanding (MOU) with PPL EnergyPlus regarding the supply of energy to satisfy PPL EnergyPlus' obligations under its retail contracts, which expired on December 31, 2002. PPL Montana expects to renew the MOU with substantially the same terms. Under the MOU, energy sales to PPL EnergyPlus were $68 million in 2002, $80 million in 2001 and $33 million in 2000. These amounts are included in "Wholesale energy marketing to affiliate" revenues on the Statement of Income.

  Brokering and Contract Management Agreement (PPL Montana)

  Under a wholesale sales brokering and contract management agreement between PPL Montana and PPL EnergyPlus, PPL Montana paid PPL EnergyPlus $7 million in 2002, $5 million in 2001 and $5 million in 2000. PPL Montana records this expense as "Other operation and maintenance" on the Statement of Income.

  Allocations of Corporate Service Costs (PPL Energy Supply, PPL Electric and PPL Montana)

  Corporate functions such as financial, legal, human resources and information services were transferred to PPL Services in the corporate realignment. PPL Services bills the respective PPL subsidiaries for the cost of such services when they can be specifically identified. The cost of these services that is not directly charged to PPL subsidiaries is allocated to certain of the subsidiaries based on the relative capital invested by PPL in these subsidiaries. PPL Services allocated the following charges to PPL Energy Supply, PPL Electric and PPL Montana (charges in 2000 are for the six months following realignment):

	2002	2001	2000
Direct expenses

PPL Energy Supply	$88	$80	$19

PPL Electric	56	68	22

PPL Montana	12	7	4

Overhead costs

PPL Energy Supply	38	39	14

PPL Electric	28	28	41

PPL Montana	4	3

  Intercompany Borrowings

  (PPL Energy Supply)

  PPL Energy Supply, through its financing subsidiary, PPL Investment Corporation, had notes receivable from affiliates totaling $655 million at December 31, 2002, and $395 million at December 31, 2001. The largest note receivable was from PPL Energy Funding with interest equal to LIBOR plus 3%, with a $595 million balance at December 31, 2002. Interest earned on loans to affiliates, included in "Other Income - net," was $22 million, $57 million and $40 million in 2002, 2001 and 2000.

  Interest expense with affiliate of $3 million in 2002 was associated with interest paid to PPL Electric on performance assurance deposits in connection with the PLR contracts. The decrease in interest expense with affiliate since 2000 reflects the contribution to PPL Energy Supply of PPL Energy Funding's notes receivable from PPL Global, thereby eliminating the associated intercompany interest expense.

  (PPL Electric)

  In December 2001, PPL Electric made two loans from excess cash to PPL Energy Funding in the aggregate principal amount of $350 million. One loan was a demand promissory note in the original principal amount of $150 million requiring interest to be paid monthly at an annual interest rate of 4.0%. The other loan was a one-year term promissory note in the original principal amount of $200 million requiring interest to be paid monthly at an annual interest rate of 6.5%. This loan was terminated during 2002. The outstanding balance of the $150 million loan at December 31, 2002 was $90 million. Intercompany interest income, included in "Other Income - net," was $9 million, $5 million and $22 million in 2002, 2001 and 2000.

  (PPL Montana)

  In the fourth quarter of 2002, PPL Montana entered into a $100 million three-year credit facility with another PPL Energy Supply subsidiary on market terms to meet its liquidity needs. At December 31, 2002, PPL Montana had outstanding borrowings of $26 million under this facility.

  Trademark Royalties (PPL Energy Supply)

  In the fourth quarter of 2002, a PPL subsidiary that owns PPL trademarks began billing certain affiliates who use these trademarks. PPL Energy Supply was allocated $8 million of this license fee in 2002.

  Other (PPL Energy Supply and PPL Electric)

  PPL Energy Supply owns no domestic transmission or distribution facilities, other than facilities to interconnect its generation with the electric transmission system. Therefore, PPL EnergyPlus and other PPL Generation subsidiaries must pay PPL Electric, the owner of a transmission system, to deliver the energy these subsidiaries supply to retail and wholesale customers in PPL Electric's franchised territory in eastern and central Pennsylvania.

  Other Income - Net

  (PPL)

  The breakdown of PPL's Other Income was as follows:

	2002	2001	2000
Other Income

Interest income	$28	$15	$13

Equity earnings	2	(2)	1

Gain by WPD on the disposition of property	6

Miscellaneous	15	24	11

Total	51	37	25

Other Deductions

Write-off regulatory asset - PA Pilot Program			12

Miscellaneous	18	20	20

Other Income - net	$33	$17	$(7)

  (PPL Energy Supply)

  The breakdown of PPL Energy Supply's Other Income was as follows:

	2002	2001	2000
Other Income

Affiliated interest income	$22	$57	$40

Interest income	17	6	2

Gain by WPD on the disposition of property	6

Equity earnings	3	3	1

Miscellaneous	11	19	13

Total	59	85	56

Other Deductions

Miscellaneous	11	11	14

Other Income - net	$48	$74	$42

  (PPL Electric)

  The breakdown of PPL Electric's Other Income was as follows:

	2002	2001	2000
Other Income

Affiliated interest income	$9	$5	$22

Equity earnings			1

Interest income	8	7	6

Non-operating income - affiliates		5

Miscellaneous		1	7

Total	17	18	36

Other Deductions

Write-off regulatory asset - PA Pilot Program			12

Miscellaneous	1	2	7

Other Income - net	$16	$16	$17

  Derivative Instruments and Hedging Activities

  (PPL, PPL Energy Supply and PPL Montana)

  PPL, PPL Energy Supply and PPL Montana adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," on January 1, 2001. Upon adoption and in accordance with the transition provisions of SFAS 133, PPL Energy Supply recorded a cumulative-effect credit of $11 million in earnings, included as an increase to "Wholesale energy marketing" revenues and a decrease to "Energy purchases" on the Statement of Income. PPL Energy Supply and PPL Montana also recorded cumulative-effect charges of $182 million and $156 million, respectively, in "Accumulated other comprehensive loss," a component of Member's Equity. As of December 31, 2002, the balances for PPL, PPL Energy Supply and PPL Montana in "Accumulated other comprehensive loss" related to unrealized gains and losses on qualifying derivatives were a net gain of $7 million, a net gain of $23 million and a net gain of $4 million, respectively, as a result of reclassifying part of the transition adjustment into earnings, changes in market prices and the adoption of DIG Issue C15 (see discussion in "Implementation Issues" below).

  Management of Market Risk Exposures

  Market risk is the potential loss PPL may incur as a result of price changes associated with a particular financial or commodity instrument. PPL is exposed to market risk from:

•	commodity price risk for energy and energy-related products associated with the sale of electricity from our generating assets, the purchase of fuel for the generating assets and energy trading activities;
•	interest rate risk associated with variable-rate debt and the fair value of fixed-rate debt used to finance operations, as well as the fair value of debt securities invested in by PPL's nuclear decommissioning fund;
•	foreign currency exchange rate risk associated with investments in affiliates in Latin America and Europe, as well as purchases of equipment in currencies other than U.S. dollars; and
•	equity securities price risk associated with the fair value of equity securities invested in by PPL's nuclear decommissioning fund.

  PPL has a comprehensive risk management policy approved by the Board of Directors to manage the market risk and counterparty credit risk. The RMC, comprised of senior management and chaired by the Vice President-Risk Management, oversees the risk management function. Key risk control activities designed to ensure compliance with risk policies and detailed programs include, but are not limited to, credit review and approval, validation of transactions and market prices, verification of risk and transaction limits, sensitivity analyses, and daily portfolio reporting, including open positions, mark-to-market valuations, and other risk measurement metrics. In addition, efforts are on-going to develop systems to improve the timeliness, quality and breadth of market and credit risk information.

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

  Fair Value Hedges

  PPL Energy Supply and PPL Montana enter into financial or physical contracts to hedge a portion of the fair value of firm commitments of forward electricity sales. These contracts range in maturity through 2006. Additionally, PPL and PPL Energy Supply enter into financial contracts to hedge fluctuations in market value of existing debt issuances. These contracts range in maturity through 2029.

  PPL, PPL Energy Supply and PPL Montana recognized the following net gains/(losses), after-tax, resulting from firm commitments that no longer qualified as fair value hedges (reported in "Wholesale energy marketing" revenues and "Energy purchases" on the Statement of Income):

	2002	2001

PPL	$	$7

PPL Energy Supply		7

PPL Montana

  PPL, PPL Energy Supply and PPL Montana did not recognize any gains/(losses) resulting from the ineffective portion of fair value hedges for the twelve months ended December 31, 2002 or 2001.

  Cash Flow Hedges

  PPL Energy Supply and PPL Montana enter into financial and physical contracts, including forwards, futures and swaps, to hedge the price risk associated with electric, gas and oil commodities. Additionally, PPL and PPL Energy Supply enter into financial interest rate swap contracts to hedge interest expense associated with both existing and anticipated debt issuances. These contracts and swaps range in maturity through 2006. PPL and PPL Energy Supply also enter into foreign currency forward contracts to hedge exchange rates associated with firm commitments denominated in foreign currencies and to hedge the net investment of foreign operations. These forward contracts range in maturity through 2028.

  Cash flow hedges may be discontinued because it is probable that the original forecasted transaction will not occur by the end of the originally specified time period. PPL, PPL Energy Supply and PPL Montana discontinued certain cash flow hedges which resulted in the following net gain/(loss), after tax, reclassifications (reported in "Wholesale energy marketing" revenues, "Energy purchases" and "Interest Expense" on the Statement of Income):

	2002	2001

PPL	$(9)	$(14)

PPL Energy Supply		(14)

PPL Montana		7

  Due to hedge ineffectiveness, PPL, PPL Energy Supply and PPL Montana reclassified the following net gains/(losses), after tax, (reported in "Wholesale energy marketing" revenues and "Energy purchases" on the Statement of Income):

	2002	2001

PPL	$(2)	$

PPL Energy Supply	(2)

PPL Montana

  As of December 31, 2002, the deferred net loss, after tax, on derivative instruments in "Accumulated other comprehensive income" expected to be reclassified into earnings during the next twelve months (excluding derivative activities of equity investments) was $4 million, $5 million and $8 million for PPL, PPL Energy Supply and PPL Montana.

  The following table shows the change in accumulated unrealized gains or losses on derivatives in other comprehensive income for the following periods:

	2002	2001
PPL
Beginning accumulated derivative gain	$23

Cumulative effect of a change in accounting principle at January 1, 2001		$(182)

Net change associated with current period hedging activities and other	9	221

Net change associated with C15 accounting change (a)	(11)

Net change from reclassification into earnings	(14)	(16)

Ending accumulated derivative gain	$7	$23

PPL Energy Supply
Beginning accumulated derivative gain	$46

Cumulative effect of a change in accounting principle at January 1, 2001		$(182)

Net change associated with current period hedging activities and other	(12)

Net change associated with C15 accounting change (a)	(11)	226

Net change from reclassification into earnings		2

Ending accumulated derivative gain	$23	$46

PPL Montana
Beginning accumulated derivative gain	$33

Cumulative effect of a change in accounting principle at January 1, 2001		$(156)

Net change associated with current period hedging activities and other	(23)	182

Net change from reclassification into earnings	(6)	7

Ending accumulated derivative gain	$4	$33

(a)	In June 2001, the FASB cleared DIG Issue C15, "Scope Exceptions: Normal Purchases and Normal Sales Exception for Certain Option-Type Contracts and Forward Contracts in Electricity," which extends the normal purchases and normal sales exception to electricity purchase and sale agreements meeting certain criteria. The mark-to-market value recorded in accumulated other comprehensive income as of December 31, 2002 is being amortized through the original delivery term of the contracts.

  Implementation Issues

  On June 29, 2001, the FASB issued definitive guidance on DIG Issue C15: "Scope Exceptions: Normal Purchases and Normal Sales Exception for Certain Option-Type Contracts and Forward Contracts in Electricity." Issue C15 provides additional guidance on the classification and application of SFAS 133 relating to purchases and sales of electricity utilizing forward contracts and options. This guidance became effective as of July 1, 2001. In December 2001, the FASB revised the guidance in Issue C15, principally related to the eligibility of options for the normal purchases and normal sales exception. The revised guidance was effective January 1, 2002.

  Purchases and sales of forward electricity and option contracts that require physical delivery and which are expected to be used or sold by the reporting entity in the normal course of business would generally be considered "normal purchases and normal sales" under SFAS 133. These transactions, while within the scope of SFAS 133, are not required to be marked to fair value in the financial statements because they qualify for the normal purchases and sales exception. As of December 31, 2002 and December 31, 2001, "Accumulated other comprehensive income" included a net gain of an insignificant amount and $11 million, respectively, related to forward transactions classified as cash flow hedges prior to adoption of DIG Issue C15. This gain will be reversed from "Accumulated other comprehensive income" and recognized in earnings as the contracts deliver through 2008.

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

  PPL adopted the final provisions of EITF 02-3 during the fourth quarter of 2002. As such, PPL now reflects its net realized and unrealized gains and losses associated with all derivatives that are held for trading purposes in the "Net energy trading margins" line on the Statement of Income. Non-derivative contracts that met the definition of energy trading activities as defined by EITF 98-10, "Accounting for Energy Trading and Risk Management Activities" are reflected in the financial statements using the accrual method of accounting. Under the accrual method of accounting, unrealized gains and losses are not reflected in the financial statements. Prior periods have been reclassified. PPL did not need to record a cumulative effect of this change in accounting principle, because all non-derivative energy-related trading contracts had been shown in the financial statements at their amortized cost. This reflected modeling reserves that incorporated the lack of independence in valuing contracts for which there were no external market prices.

  The financial statement impact of netting energy trading activities is as follows:

	2002	2001	2000
PPL and PPL Energy Supply

Prior classification

Wholesale energy marketing	$596	$690	$1,186

Energy purchases	577	653	1,139

Net energy trading margins	$19	$37	$47

	2002	2001	2000
PPL Montana

Prior classification

Wholesale energy marketing	$(3)	$101	$19

Energy purchases	(2)	95	11

Net energy trading margins	$(1)	$6	$8

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

  At December 31, 2002, PPL had a credit exposure of $162 million to energy trading partners. Five counterparties accounted for 58% of this exposure. No other individual counterparty accounted for more than 3% of the exposure. With one exception, each of the five primary counterparties had an investment grade credit rating from Standard & Poor's. The non-investment grade counterparty has agreed to accelerated payment provisions under its contracts with PPL Montana that substantially reduces PPL Montana's exposure.

  At December 31, 2002, PPL Energy Supply had a credit exposure of $446 million to energy trading partners. Six counterparties accounted for 87% of this exposure. No other individual counterparty accounted for more than 1% of the exposure. The largest exposure, $351 million, was to PPL Electric, under the long-term contract to provide PPL Electric's PLR load. With one exception, the other five counterparties have an investment grade credit rating from Standard & Poor's. The non-investment grade counterparty has agreed to accelerated payment provisions under its contracts with PPL Montana that substantially reduces PPL Montana's exposure.

  At December 31, 2002, PPL Montana had a credit exposure of $63 million to energy trading partners. Three counterparties accounted for 80% of this exposure. No other individual counterparty accounted for more than 2% of the exposure. With one exception, each of the three primary counterparties has an investment grade credit rating from Standard & Poor's. The non-investment grade counterparty has agreed to accelerated payment provisions under its contracts with PPL Montana that substantially reduces PPL Montana's exposure.

  PPL, PPL Energy Supply and PPL Montana have the right to request collateral from each of these counterparties, except for one government agency, in the event their credit rating falls below investment grade. It is also the policy of PPL, PPL Energy Supply and PPL Montana to enter into netting agreements with all of their counterparties to minimize credit exposure.

  Enron Bankruptcy

  In connection with the December 2001 bankruptcy filings by Enron Corporation and its affiliates (collectively "Enron"), certain PPL subsidiaries terminated certain electricity, gas and other trading agreements with Enron. PPL Energy Supply and its subsidiaries' 2001 earnings exposure associated with termination of these contracts was approximately $8 million after-tax, and is recorded in "Wholesale energy marketing" and "Energy purchases" on the Statement of Income. Additionally, certain of these contracts with Enron extended through 2006, and were at prices more favorable to PPL Energy Supply than current market prices. However, there was no further accounting charge to be recorded.

  In October 2002, certain PPL subsidiaries filed proofs of claim in Enron's bankruptcy proceedings, in an aggregate amount of approximately $50 million. PPL and its subsidiaries cannot predict the amounts, if any, that they will recover as a result of their claims in the Enron bankruptcy proceedings.

  Goodwill and Other Intangible Assets

  On January 1, 2002, PPL and its subsidiaries adopted SFAS 142, "Goodwill and Other Intangible Assets," which eliminates the amortization of goodwill and other acquired intangible assets with indefinite economic useful lives. SFAS 142 requires an annual impairment test of goodwill at the reporting unit level. A reporting unit is a segment or one level below a segment (referred to as a component). Intangible assets other than goodwill that are not subject to amortization are also required to undergo an annual impairment test. PPL changed the classification of certain intangible assets on the balance sheet upon adopting SFAS 142. Previously reported information has been restated to conform to the current presentation. The following information is disclosed in accordance with SFAS 142.

  Acquired Intangible Assets

  (PPL)

  The carrying amount and the accumulated amortization of acquired intangible assets were as follows:

	December 31, 2002		December 31, 2001
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Land and transmission rights	$242	$89	$247	$86

Emission allowances	41		36

Licenses and other	42	6	33	4

	$325	$95	$316	$90

  Current intangible assets are included in "Current Assets - Other," and long-term intangible assets are included in "Goodwill and other intangibles" on the Balance Sheet.

  Amortization expense was approximately $5 million for 2002. Amortization expense is estimated at $5 million per year for 2003 through 2007.

  (PPL Energy Supply)

  The carrying amount and the accumulated amortization of acquired intangible assets were as follows:

	December 31, 2002		December 31, 2001
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Land and transmission rights	$49	$14	$49	$13

Emission allowances	41		36

Licenses and other	42	6	33	4

	$132	$20	$118	$17

  Current intangible assets are included in "Current Assets - Other," and long-term intangible assets are included in "Goodwill and other intangibles" on the Balance Sheet.

  Amortization expense was approximately $2 million for 2002. Amortization expense is estimated at $2 million per year for 2003 through 2007.

  (PPL Electric)

  The carrying amount and the accumulated amortization of acquired intangible assets were as follows:

	December 31, 2002		December 31, 2001
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Land and transmission rights	$192	$74	$197	$72

  Intangible assets are shown as "Intangibles" on the Balance Sheet.

  Amortization expense was approximately $2 million for 2002. Amortization expense is estimated at $2 million per year for 2003 through 2007.

  (PPL Montana)

  The carrying amount and the accumulated amortization of acquired intangible assets were as follows:

	December 31, 2002		December 31, 2001
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Emission allowances	$18		$19

Licenses and other	22	$1	15

	$40	$1	$34

  Current intangible assets are included in "Prepayments and other," and long-term intangible assets are included in "Noncurrent Assets - Other" on the Balance Sheet.

  Amortization expense was approximately $1 million for 2002. Amortization expense is estimated at $1 million per year for 2003 through 2007.

  Goodwill (PPL and PPL Energy Supply)

  The changes in the carrying amounts of goodwill by segment were as follows:

	PPL Energy Supply				PPL
	Supply	International	Total	Delivery(a)	Total
Balance as of January 1, 2002	$72	$257	$329	$55	$384

Goodwill acquired	13	6	19		19

Interest in WPD goodwill (b)		225	225		225

Effect of foreign exchange rates		(4)	(4)		(4)

Impairment losses		(150)	(150)		(150)

Balance as of December 31, 2002	$85	$334	$419	$55	$474

(a)	The Delivery segment is not part of PPL Energy Supply.
(b)	See Note 9 for additional information.

  Goodwill is included in "Goodwill and other intangibles" on the Balance Sheet.

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

  Reconciliation of Prior Periods to Exclude Amortization

  (PPL and PPL Energy Supply)

  The following table reconciles reported earnings for 2000 and 2001 to earnings adjusted to exclude amortization expense related to goodwill and equity method goodwill. Those expenses were no longer recorded in 2002 in accordance with SFAS 142. PPL and PPL Energy Supply were not affected by changes in amortization periods for other intangible assets.

	PPL
	For the Years Ended December 31,
	2002	2001	2000
Reported net income before extraordinary item and cumulative effect of a change in accounting principle	$358	$169	$487

Add back: Goodwill amortization		13	11

Add back: Equity method goodwill amortization		3	3

Adjusted net income before extraordinary item and cumulative effect of a change in accounting principle	$358	$185	$501

Reported net income	$208	$179	$498

Add back: Goodwill amortization		13	11

Add back: Equity method goodwill amortization		3	3

Adjusted net income	$208	$195	$512

Basic EPS:
Reported net income before extraordinary item and cumulative effect of a change in accounting principle	$2.35	$1.16	$3.38

Goodwill amortization		0.09	0.07

Equity method goodwill amortization		0.02	0.02

Adjusted net income before extraordinary item and cumulative effect of a change in accounting principle	$2.35	$1.27	$3.47

Reported net income	$1.37	$1.23	$3.45

Goodwill amortization		0.09	0.07

Equity method goodwill amortization		0.02	0.02

Adjusted net income	$1.37	$1.34	$3.54

Diluted EPS:
Reported net income before extraordinary item and cumulative effect of a change in accounting principle	$2.35	$1.15	$3.37

Goodwill amortization		0.09	0.07

Equity method goodwill amortization		0.02	0.02

Adjusted net income before extraordinary item and cumulative effect of a change in accounting principle	$2.35	$1.26	$3.46

Reported net income	$1.36	$1.22	$3.44

Goodwill amortization		0.09	0.07

Equity method goodwill amortization		0.02	0.02

Adjusted net income	$1.36	$1.33	$3.53

	PPL Energy Supply
	For the Years Ended December 31,
	2002	2001	2000
Reported net income before cumulative effect of a change in accounting principle	$429	$171	$242

Add back: Goodwill amortization		12	9

Add back: Equity method goodwill amortization		3	3

Adjusted net income before cumulative effect of a change in accounting principle	$429	$186	$254

Reported net income	$279	$174	$242

Add back: Goodwill amortization		12	9

Add back: Equity method goodwill amortization		3	3

Adjusted net income	$279	$189	$254

  (PPL Electric and PPL Montana)

  PPL Electric and PPL Montana had no goodwill at December 31, 2002, 2001 and 2000. The adoption of SFAS 142 would not have affected prior period earnings of PPL Electric and PPL Montana.

  Corporate Realignment

  (PPL Energy Supply and PPL Electric)

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

  PPL Energy Funding contributed certain of these generating and unregulated marketing assets and liabilities at a net book value of approximately $1.6 billion to PPL Generation and PPL EnergyPlus.

  PPL Energy Supply was subsequently formed as a subsidiary of PPL Energy Funding, to serve as the parent company for the unregulated subsidiaries. As a result of the corporate realignment, PPL Generation's principal business is owning and operating U.S. generating facilities through various subsidiaries; PPL EnergyPlus' principal business is wholesale and deregulated retail energy marketing; and PPL Global's principal businesses are the acquisition and development of both U.S. and international energy projects, and the ownership and operation of international projects.

  The corporate realignment followed receipt of various regulatory approvals, including approvals from the IRS, the PUC, the FERC, and the NRC.

  Strategic Initiative

  (PPL and PPL Electric)

  In August 2001, PPL completed a strategic initiative to confirm the structural separation of PPL Electric from PPL and PPL's other affiliated companies. This initiative enabled PPL Electric to reduce business risk by securing a supply contract adequate to meet its PLR obligations, enabled PPL Electric to lower its capital costs, enabled PPL EnergyPlus to lock in an electric supply agreement at current favorable prices, and enabled PPL to raise capital at attractive rates for its unregulated businesses, while allowing PPL to retain valuable advantages related to operating both energy supply and energy delivery businesses.

  In connection with this initiative, PPL Electric:

•	obtained a long-term electric supply contract to meet its PLR obligations, at prices generally equal to the pre-determined "capped" rates it is authorized to charge its PLR customers from 2002 through 2009 under the 1998 PUC settlement order;
•	agreed to limit its businesses to electric transmission and distribution and activities relating to or arising out of those businesses;
•	adopted amendments to its Articles of Incorporation and Bylaws containing corporate governance and operating provisions designed to reinforce its corporate separateness from affiliated companies;
•	appointed an independent director to its Board of Directors and required the unanimous consent of the Board of Directors, including the consent of the independent director, to amendments to these corporate governance and operating provisions or to the commencement of any insolvency proceeding, including any filing of a voluntary petition in bankruptcy or other similar actions;
•	appointed an independent compliance administrator to review, on a semi-annual basis, its compliance with the new corporate governance and operating requirements contained in its amended Articles of Incorporation and Bylaws; and
•	adopted a plan of division pursuant to the Pennsylvania Business Corporation Law. The plan of division resulted in two separate corporations. PPL Electric was the surviving corporation and a new Pennsylvania corporation was created. Under the plan of division, $5 million of cash and certain of PPL Electric's potential liabilities were allocated to the new corporation. PPL has guaranteed the obligations of the new corporation with respect to such liabilities.

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

  Also in July 2001, PPL Electric filed a shelf registration statement with the SEC to issue up to $900 million in debt. In August 2001, PPL Electric sold $800 million of senior secured bonds under this registration statement. The offering consisted of two series of bonds: $300 million of 5-7/8% Series due 2007 and $500 million of 6-1/4% Series due 2009. PPL Electric used a portion of the proceeds from these debt issuances to make the $90 million up-front payment to PPL EnergyPlus, and $280 million was used to repurchase a portion of its common stock from PPL. The remainder of the proceeds was used for general corporate purposes.

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

  Workforce Reduction

  (PPL, PPL Energy Supply, PPL Electric and PPL Montana)

  In an effort to improve operational efficiency and reduce costs, PPL and its subsidiaries completed a workforce reduction in June 2002 that will eliminate up to 598 employees, or about 7% of PPL's U.S. workforce, at a cost of $74 million. The program was broad-based and impacted all employee groups except certain positions that are key to providing high-quality service to PPL's electricity delivery customers. Linemen, electricians and line foremen, for example, were not affected by the reductions. An additional $1 million workforce reduction charge was recorded in September 2002, when plans, specific to PPL Global and PPL Montana subsidiaries, were finalized which are expected to impact 26 employees. These additional reductions increased PPL's total charge for workforce reductions to $75 million for the elimination of up to 624 positions. Annual savings in operating expenses associated with the workforce reduction are estimated to be approximately $50 million.

  PPL recorded the cost of the program as a one-time charge of $75 million included in the Statement of Income as "Workforce reduction." This charge reduced net income by $44 million after-taxes. The program provides primarily for enhanced early retirement benefits and/or one-time special pension separation allowances based on an employee's age and years of service. These features of the program will be paid from the PPL Retirement Plan pension trust and increased PPL's pension and postretirement benefit liabilities by $65 million. The remaining $10 million of costs relate primarily to severance payments and outplacement costs which will be paid by PPL, and are included on the Balance Sheet under "Current Liabilities."

  As of December 31, 2002, 354 PPL employees were terminated and have received $7 million of non-pension benefits. The remaining $3 million liability for non-pension benefits will be paid over the next six months.

  PPL Energy Supply will eliminate up to 221 employees and recorded a one-time charge of $41 million, which reduced net income by $24 million. Included in the charge was a $10 million allocation of the costs associated with the elimination of employees of PPL Services.

  PPL Electric will eliminate up to 260 employees and recorded a one-time charge of $33 million, which reduced net income by $19 million. Included in the charge was a $6 million allocation of the costs associated with the elimination of employees of PPL Services.

  PPL Montana plans to eliminate up to nine employees and recorded an insignificant one-time charge in the second half of the year.

  New Accounting Standards

  SFAS 142 (PPL, PPL Energy Supply, PPL Electric and PPL Montana)

  See Note 18 for a discussion of SFAS 142, "Goodwill and Other Intangible Assets," and the impact of adoption.

  SFAS 143

  (PPL, PPL Energy Supply, PPL Electric and PPL Montana)

  In 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations," which addresses the accounting for obligations associated with the retirement of tangible long-lived assets. SFAS 143 requires legal obligations associated with the retirement of long-lived assets to be recognized as a liability in the financial statements. The initial obligation should be measured at the estimated fair value. An equivalent amount should be recorded as an increase in the value of the capitalized asset and allocated to expense over the useful life of the asset. Until the obligation is settled, the liability should be increased, through the recognition of accretion expense in the income statement, for changes in the obligation due to the passage of time. SFAS 143 is effective for fiscal years beginning after June 15, 2002.

  (PPL and PPL Energy Supply)

  PPL and PPL Energy Supply adopted SFAS 143 effective January 1, 2003. Application of the new rules resulted in an increase in net property, plant and equipment of $32 million, reversal of the previously recorded decommissioning liability of $296 million, recognition of asset retirement obligations of $229 million, recognition of a deferred tax liability of $41 million and a cumulative effect of adoption that increased net income and equity by $58 million. Accretion and depreciation expenses resulting from the application of SFAS 143 are expected to be approximately $12 million in 2003. PPL and PPL Energy Supply identified various legal obligations to retire long-lived assets, the largest of which relates to the decommissioning of the Susquehanna station. PPL and PPL Energy Supply identified and recorded other asset retirement obligations related to significant interim retirements at the Susquehanna station, various environmental requirements for coal piles, ash basins and other waste basin retirements.

  (PPL Electric)

  PPL Electric adopted SFAS 143 effective January 1, 2003. PPL Electric did not record any asset retirement obligations upon adoption.

  (PPL Montana)

  PPL Montana adopted SFAS 143 effective January 1, 2003. PPL Montana recorded asset retirement obligations associated with various environmental requirements for coal piles, ash basins and other waste basin retirements. The impact of these asset retirement obligations was not material.

  SFAS 144 (PPL, PPL Energy Supply, PPL Electric and PPL Montana)

  In 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." For long-lived assets to be held and used, SFAS 144 retains the requirements of SFAS 121 to recognize an impairment loss only if the carrying amount is not recoverable from undiscounted cash flows and to measure an impairment loss as the difference between the carrying amount and fair value of the asset. For long-lived assets to be disposed of by sale, SFAS 144 establishes a single accounting model based on the framework established in SFAS 121. The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of segments of a business. SFAS 144 also broadens the reporting of discontinued operations. PPL and its subsidiaries adopted SFAS 144 on January 1, 2002, with no material impact on the financial statements.

  SFAS 145 (PPL, PPL Energy Supply, PPL Electric and PPL Montana)

  In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The most relevant provision of SFAS 145 is the rescission of SFAS 4, "Reporting Gains and Losses from Extinguishment of Debt, an Amendment of APB Opinion No. 30," which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of any related income tax effect. As a result of the rescission, the criteria in APB Opinion No. 30 will now be used to classify those gains and losses. The provisions of SFAS 145 related to the rescission of SFAS 4 shall be applied in fiscal years beginning after May 15, 2002, with early application encouraged. PPL and its subsidiaries adopted these provisions during the fourth quarter of 2002. All prior periods were restated, as necessary. The provisions related to the amendment of SFAS 13, "Accounting for Leases," were adopted for transactions occurring after May 15, 2002. The adoption of SFAS 145 did not have a material impact on PPL or its subsidiaries. However, SFAS 145 may impact the accounting treatment of future extinguishments of debt and lease transactions.

  SFAS 146 (PPL, PPL Energy Supply, PPL Electric and PPL Montana)

  In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires the recognition of a liability for costs associated with exit or disposal activities when the liability is incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 also establishes that the initial liability should be measured at its estimated fair value. The provisions of SFAS 146 are effective for exit or disposal activities initiated after December 31, 2002, with earlier application encouraged. PPL and its subsidiaries adopted SFAS 146 effective January 1, 2003. The initial adoption did not have an impact on PPL or its subsidiaries. However, SFAS 146 may impact the accounting treatment of future disposal or exit activities.

  SFAS 148 (PPL, PPL Energy Supply, PPL Electric and PPL Montana)

  In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123." SFAS 148 provides three transition methods for adopting the fair value method of accounting for stock-based compensation as prescribed under SFAS 123 and enhances the required disclosures effective for fiscal years ending after December 15, 2002. SFAS 148 also requires certain disclosures in financial reports issued for interim periods beginning after December 15, 2002.

  PPL and its subsidiaries elected to adopt the fair value method of accounting for stock-based compensation as of January 1, 2003, which will require PPL and its subsidiaries to begin recording compensation expense for stock option awards over the period the awards vest. PPL and its subsidiaries have chosen to apply the prospective method of transition permitted by SFAS 148, which provides that PPL and its subsidiaries will recognize expense for all stock-based compensation awards granted, modified or settled on or after January 1, 2003. Consequently, the initial adoption of the fair value method of accounting for stock-based compensation under SFAS 123, as well as the adoption of SFAS 148, did not have an immediate impact on the financial results of PPL or its subsidiaries.

  See Note 1 for the annual disclosures required by SFAS 148.

  EITF 02-3 (PPL, PPL Energy Supply and PPL Montana)

  See Note 17 for a discussion of EITF 02-3 and the impact of adoption.

  FIN 45 (PPL, PPL Energy Supply, PPL Electric and PPL Montana)

  In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34." FIN 45 clarifies that upon issuance of certain types of guarantees, the guarantor must recognize an initial liability for the fair value of the obligation it assumes under the guarantee. FIN 45 does not provide detailed guidance on the offsetting entry to be made when recognizing the liability or on measuring the obligation subsequent to its initial recognition. The offsetting entry will be dependent upon the circumstances under which the guarantee is issued, and the initial liability should typically be reduced as the guarantor is released from risk under the guarantee. FIN 45 also requires a guarantor to make significant new disclosures for virtually all guarantees. The provisions relating to the initial recognition and measurement of guarantee obligations must be applied on a prospective basis to guarantees issued or modified after December 31, 2002. PPL and its subsidiaries adopted FIN 45 effective January 1, 2003. The initial adoption did not have an impact on PPL or its subsidiaries. However, FIN 45 may impact the accounting treatment of future guarantee obligations. The disclosure provisions are effective for financial statements of interim and annual periods ending after December 15, 2002. See Notes 10 and 14 for disclosure of guarantees and other assurances existing as of December 31, 2002.

  FIN 46

  (PPL, PPL Energy Supply, PPL Electric and PPL Montana)

  In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 clarifies that variable interest entities, as defined therein, that do not disperse risks among the parties involved should be consolidated by the entity that is determined to be the primary beneficiary. FIN 46 also requires certain disclosures to be made by the primary beneficiary and by an enterprise that holds a significant variable interest in a variable interest entity but is not the primary beneficiary. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after January 31, 2003. For variable interest entities in which an enterprise holds a variable interest that was acquired before February 1, 2003, FIN 46 must be adopted no later than the first fiscal year or interim period beginning after June 15, 2003. FIN 46 may be applied by restating previously issued financial statements with a cumulative effect adjustment as of the beginning of the first year restated. Restatement is encouraged but not required.

  (PPL and PPL Energy Supply)

  PPL Energy Supply expects that FIN 46 will apply to the leases for its Sundance, University Park and Lower Mt. Bethel generating facilities. See Note 10 for further discussion of these leases and disclosure required by FIN 46. PPL Energy Supply is currently evaluating the restructuring of these leases. If PPL Energy Supply elects not to restructure these leases, PPL Energy Supply believes that it will be required to consolidate the financial statements of the variable interest entities that own the leased facilities. The principal impact from such consolidation would be the inclusion of the generating facilities as assets and the lease debt as liabilities in the consolidated balance sheets of PPL and PPL Energy Supply. Additionally, PPL and PPL Energy Supply would be required to recognize a cumulative effect of a change in accounting principle in connection with the initial consolidation of these variable interest entities. Such amount is currently estimated to be approximately $13 million, assuming FIN 46 is applied to these entities effective July 1, 2003 and prior year financial statements are not restated.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

PPL Corporation
(Millions of Dollars)

Column A	Column B	Column C			Column D		Column E

		Additions
Description	Balance at Beginning of Period	Charged to Income	Other		Deductions		Balance At End of Period

Year Ended December 31, 2002
Reserves deducted from assets in the Balance Sheet
Uncollectible accounts	$125	$32	$7	(a)	$52	(b)	$112
Obsolete inventory - Materials and supplies	1						1
Mark-to-market valuation reserves	7				4		3

Year Ended December 31, 2001
Reserves deducted from assets in the Balance Sheet
Uncollectible accounts	70	98			43		125 (c)
Obsolete inventory - Materials and supplies	4				3		1
Mark-to-market valuation reserves	2	5					7

Year Ended December 31, 2000
Reserves deducted from assets in the Balance Sheet
Uncollectible accounts	22	47	26	(d)	25		70
Obsolete inventory - Materials and supplies	3	5			4		4
Mark-to-market valuation reserves		2					2

(a)							Includes the reserve recorded upon the acquisition of a controlling interest in WPD.
(b)							Includes the removal of reserves upon the deconsolidation of CEMAR.
(c)							Includes reserves for customer accounts receivable, California ISO, the Enron bankruptcy and other.
(d)							Includes the reserve recorded upon the acquisition and consolidation of CEMAR.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

PPL Energy Supply, LLC
(Millions of Dollars)

Column A	Column B	Column C			Column D		Column E

		Additions

Description	Balance at Beginning of Period	Charged to Income	Other		Deductions		Balance At End of Period

Year Ended December 31, 2002
Reserves deducted from assets in the Balance Sheet
Uncollectible accounts	$104	$5	$7	(a)	$28	(b)	$88
Obsolete inventory - Materials and supplies	1						1
Mark-to-market valuation reserves	7				4		3

Year Ended December 31, 2001
Reserves deducted from assets in the Balance Sheet
Uncollectible accounts	52	67			15		104 (c)
Obsolete inventory - Materials and supplies	4				3		1
Mark-to-market valuation reserves	2	5					7

Year Ended December 31, 2000
Reserves deducted from assets in the Balance Sheet
Uncollectible accounts	3	24	26	(d)	1		52
Obsolete inventory - Materials and supplies		4					4
Mark-to-market valuation reserves		2					2

(a)							Includes the reserve recorded upon the acquisition of a controlling interest in WPD.
(b)							Includes the removal of reserves upon the deconsolidation of CEMAR.
(c)							Includes reserves for customer accounts receivable, California ISO, the Enron bankruptcy and other.
(d)							Includes the reserve recorded upon the acquisition and consolidation of CEMAR.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

PPL Electric Utilities Corporation
(Millions of Dollars)
Column A	Column B	Column C		Column D	Column E

		Additions

Description	Balance at Beginning of Period	Charged to Income	Other	Deductions	Balance At End of Period

Year Ended December 31, 2002
Reserves deducted from assets in the Balance Sheet
Uncollectible accounts	$19	$25		$21	$23

Year Ended December 31, 2001
Reserves deducted from assets in the Balance Sheet
Uncollectible accounts	16	30		27	19

Year Ended December 31, 2000
Reserves deducted from assets in the Balance Sheet
Uncollectible accounts	18	22		24	16
Obsolete inventory - Materials and supplies	2	1		3

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

PPL Montana, LLC
(Millions of Dollars)
Column A	Column B	Column C		Column D	Column E

		Additions

Description	Balance at Beginning of Period	Charged to Income	Other	Deductions	Balance At End of Period

Year Ended December 31, 2002
Reserves deducted from assets in the Balance Sheet
Uncollectible accounts	$47				$47	(a)
Obsolete inventory - Materials and supplies	1				1
Mark-to-market valuation reserves	1			$1

Year Ended December 31, 2001
Reserves deducted from assets in the Balance Sheet
Uncollectible accounts	18	$30		1	47	(a)
Obsolete inventory - Materials and supplies	2			1	1
Mark-to-market valuation reserves		1			1

Year Ended December 31, 2000
Reserves deducted from assets in the Balance Sheet
Uncollectible accounts		18			18
Obsolete inventory - Materials and supplies		2			2

(a)	Includes reserves for customer accounts receivable, California ISO, the Enron bankruptcy and other.

QUARTERLY FINANCIAL, COMMON STOCK PRICE AND DIVIDEND DATA (Unaudited)
PPL Corporation and Subsidiaries
(Millions of Dollars, except per share data)
	For the Quarters Ended (a)
	March 31	June 30	Sept. 30	Dec. 31
2002
Operating revenues
As previously reported	$1,275	$1,301	$1,462
Net presentation of energy trading margins (b)	(64)	(139)	14
Consolidation of WPD (c)	140	126

	1,351	1,288	1,476	$1,314
Operating income
As previously reported	319	87	394
Consolidation of WPD (c)	83	85

	402	172	394	272
Net income (loss) before cumulative effect of a change in accounting principle	147	(27)	122	116
Net income (loss)	(3)	(27)	122	116
Basic earnings per common share: (d)
Net income (loss) before cumulative effect of a change in accounting principle	1.00	(0.18)	0.81	0.71
Net income (loss)	(0.02)	(0.18)	0.81	0.71
Diluted earnings per common share: (d)
Net income (loss) before cumulative effect of a change in accounting principle	1.00	(0.18)	0.80	0.71
Net income (loss)	(0.02)	(0.18)	0.80	0.71
Dividends declared per common share (e)	0.36	0.36	0.36	0.36
Price per common share
High	$39.85	$39.95	$37.60	$36.26
Low	31.40	28.97	26.00	26.47

2001
Operating revenues
As previously reported	$1,566	$1,411	$1,225
Net presentation of energy trading margins (b)	(153)	(184)	51

	1,413	1,227	1,276	$1,161
Operating income	454	248	337	(190)
Net income (loss) before cumulative effect of a change in accounting principle	222	117	152	(322)
Net income (loss)	222	117	152	(312)
Basic earnings per common share: (d)
Net income before cumulative effect of a change in accounting principle	1.53	0.80	1.04	(2.20)
Net income	1.53	0.80	1.04	(2.13)
Diluted earnings per common share: (d)
Net income before cumulative effect of a change in accounting principle	1.52	0.80	1.04	(2.19)
Net income	1.52	0.80	1.04	(2.12)
Dividends declared per common share (e)	0.265	0.265	0.265	0.265
Price per common share
High	$46.75	$62.36	$56.50	$37.65
Low	33.88	44.03	30.99	31.20

(a)	Quarterly results can vary depending on weather and the forward pricing of power. In addition, earnings in 2002 and 2001 were affected by unusual items. Accordingly, comparisons among quarters of a year may not be indicative of overall trends and changes in operations.
(b)	The net presentation of energy trading margins is shown retroactively for the first and second quarters of each year. The third quarter adjustment reflects a revision to the net energy trading margins from those used in the September 2002 Form 10-Q.
(c)	The first and second quarters of 2002 have been restated to reflect the retroactive consolidation of WPD.
(d)	The sum of the quarterly amounts may not equal annual earnings per share due to changes in the number of common shares outstanding during the year or rounding.
(e)	PPL has paid quarterly cash dividends on its common stock in every year since 1946. The dividends declared per share in 2002 were $1.44 and in 2001 were $1.06. The most recent regular quarterly dividend paid by PPL was 36 cents per share (equivalent to $1.44 per annum) paid January 1, 2003. In February 2003, PPL announced an increase to its quarterly common stock dividend, payable April 1, 2003, to 38.5 cents per share (equivalent to $1.54 per annum.) Future dividends, declared at the discretion of the Board of Directors, will be dependent upon future earnings, financial requirements and other factors.

QUARTERLY FINANCIAL DATA (Unaudited)
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars)
	For the Quarters Ended (a)
	March 31	June 30	Sept. 30	Dec. 31
2002
Operating revenues	$697	$651	$715	$685
Operating income	89	39	87	60
Net income (loss)	20	(8)	24	3

2001
Operating revenues	$700	$625	$687	$682
Operating income	121	92	96	110
Net income before cumulative effect of a change in accounting principle	34	21	26	33
Net income	34	21	26	38

(a)	PPL Electric's business is seasonal in nature with peak sales periods generally occurring in the winter and summer months. In addition, earnings in several quarters were affected by several unusual items. Accordingly, comparisons among quarters of a year may not be indicative of overall trends and changes in operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

PPL Corporation, PPL Energy Supply, LLC, PPL Electric Utilities Corporation and PPL Montana, LLC

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

PPL Corporation

Information for this item will be set forth in the sections entitled "Nominees for Directors," "Board Committees - audit Committee," "Directors Continuing in Office" and "Section 16(a) Beneficial Ownership Reporting Compliance" in PPL's 2003 Notice of Annual Meeting and Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 2002, and which information is incorporated herein by reference. Information required by this item concerning the executive officers of PPL is set forth at the end of Part I of this report.

PPL Energy Supply, LLC

Item 10 is omitted as PPL Energy Supply meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K.

PPL Electric Utilities Corporation

Information for this item will be set forth in the sections entitled "Nominees for Directors," and "Directors Continuing in Office" in PPL Electric's 2003 Notice of Annual Meeting and Information Statement, which will be filed with the SEC not later than 120 days after December 31, 2002, and which information is incorporated herein by reference. Information required by this item concerning the executive officers of PPL Electric is set forth at the end of Part I of this report.

PPL Montana, LLC

Item 10 is omitted as PPL Montana meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

PPL Corporation

Information for this item will be set forth in the sections entitled "Compensation of Directors," "Summary Compensation Table," "Option Grants in Last Fiscal Year" and "Retirement Plans for Executive Officers" in PPL's 2003 Notice of Annual Meeting and Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 2002, and which information is incorporated herein by reference.

PPL Energy Supply, LLC

Item 11 is omitted as PPL Energy Supply meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K.

PPL Electric Utilities Corporation

Information for this item will be set forth in the sections entitled "Compensation of Directors," "Summary Compensation Table," "Option Grants in Last Fiscal Year" and "Retirement Plans for Executive Officers" in PPL Electric's 2003 Notice of Annual Meeting and Information Statement, which will be filed with the SEC not later than 120 days after December 31, 2002, and which information is incorporated herein by reference.

PPL Montana, LLC

Item 11 is omitted as PPL Montana meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PPL Corporation

Information for this item will be set forth in the sections entitled "Stock Ownership" and "Proposal 2: Approval of Incentive Compensation Plan for Key Employees - Equity Compensation Plan Information" in PPL's 2003 Notice of Annual Meeting and Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 2002, and which information is incorporated herein by reference.

PPL Energy Supply, LLC

Item 12 is omitted as PPL Energy Supply meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K.

PPL Electric Utilities Corporation

Information for this item will be set forth in the section entitled "Stock Ownership" in PPL Electric's 2003 Notice of Annual Meeting and Information Statement, which will be filed with the SEC not later than 120 days after December 31, 2002, and which information is incorporated herein by reference.

PPL Montana, LLC

Item 12 is omitted as PPL Montana meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

PPL Corporation

None.

PPL Energy Supply, LLC

Item 13 is omitted as PPL Energy Supply meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K.

PPL Electric Utilities Corporation

None.

PPL Montana, LLC

Item 13 is omitted as PPL Montana meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K.

ITEM 14. CONTROLS AND PROCEDURES

PPL Corporation, PPL Energy Supply, LLC, PPL Electric Utilities Corporation and PPL Montana, LLC

(a)	Evaluation of disclosure controls and procedures.

The registrants' principal executive officers and principal financial officers, based on their evaluation of the registrants' disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934) as of February 5, 2003, have concluded that the registrants' disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period in which this annual report has been prepared.

(b)	Change in internal controls.

The registrants' principal executive officers and principal financial officers have concluded that there were no significant changes in the registrants' internal controls or in other factors that could significantly affect these controls subsequent to February 5, 2003, the date of their most recent evaluation of such controls, and that there were no significant deficiencies or material weaknesses in the registrants' internal controls.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT
SCHEDULES, AND REPORTS ON FORM 8-K

PPL Corporation, PPL Energy Supply, LLC, PPL Electric Utilities Corporation and PPL Montana, LLC

(a) The following documents are filed as part of this report:

1.	Financial Statements - Refer to the "Index to Item 8. Financial Statements and Financial Statement Schedules" for an index of the financial statements included in this report.

2.	Supplementary Data and Supplemental Financial Statement Schedule - included in response to Item 8.

Schedule II - Valuation and Qualifying Accounts and Reserves for the Three Years Ended December 31, 2002

All other schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or notes thereto.

3.	Exhibits

Exhibit Index on page 187.

(b) Reports on Form 8-K:

The following Reports on Form 8-K were filed during the three months ended December 31, 2002:

Report dated October 17, 2002 - PPL
	Item 9.	Regulation FD Disclosure
Reported earnings for the third quarter of 2002 and reaffirmed earnings forecast from core operations.

	Item 7.	Financial Statements and Exhibits
Press release regarding PPL's results for the third quarter of 2002 and reaffirmation of earnings forecast from core operations.

Amended Report dated September 6, 2002 - PPL and PPL Energy Supply (filed November 19, 2002)
Item 2.	Acquisition or Disposition of Assets
Announced the acquisition of Mirant's 49% indirect equity interest in WPDH Limited and WPDL for an aggregate amount of approximately $236 million. This amendment to the Form 8-K was filed to provide the Financial Information in accordance with Item 7 of Form 8-K.

Item 7.	Financial Statements, Pro Forma Information and Exhibits
The following exhibits were provided:
• Audited Consolidated Financial Information of WPDH Limited
• Audited Consolidated Financial Information of WPDL
• Unaudited Pro Forma Consolidated Financial Information of PPL
• Unaudited Pro Forma Consolidated Financial Information of PPL Energy Supply

Report dated November 21, 2002 - PPL
Item 5.	Other Events
In connection with a proposed issuance and sale of common stock, par value $0.01 per share, PPL announced the filing of a prospectus supplement to its Registration Statement on Form S-3.

Item 7.	Financial Statements and Exhibits
Exhibit - Sales Agency Agreement between PPL and Salomon Smith Barney Inc.

Report dated December 17, 2002 - PPL
Item 5.	Other Events
In connection with a proposed issuance and sale of common stock, par value $0.01 per share, PPL announced an amendment to the Sales Agency Agreement that increases the amount of shares from $40 million to $100 million.

Item 7.	Financial Statements and Exhibits
Exhibit - Amended Sales Agency Agreement between PPL and Salomon Smith Barney, Inc.

SHAREOWNER AND INVESTOR INFORMATION

Annual Meetings: The annual meeting of shareowners of PPL Corporation is held each year on the fourth Friday of April. The 2003 meeting for PPL Corporation will be held on Friday, April 25, 2003, at Lehigh University's Stabler Arena, at the Goodman Campus Complex located in Lower Saucon Township, outside Bethlehem, Pennsylvania. The 2003 meeting for PPL Electric will be held on Tuesday, April 22, 2003, at the offices of the company at Two North Ninth Street, Allentown, Pennsylvania.

Proxy and Information Statement Material: A proxy statement and information statement and notice of PPL's and PPL Electric's annual meetings are mailed to all shareowners of record as of February 28, 2003.

Dividends: Subject to the declaration of dividends on PPL common stock by the PPL Board of Directors or its Executive Committee and PPL Electric preferred stock by the PPL Electric Board of Directors, dividends are paid on the first day of April, July, October and January. Dividend checks are mailed in advance of those dates with the intention that they arrive as close as possible to the payment dates. The 2003 record dates for dividends are expected to be March 10, June 10, September 10, and December 10.

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

Shareowners can also obtain information free of charge from PPL's Internet home page (www.pplweb.com). Shareowners can access PPL Securities and Exchange Commission filings, stock quotes and historical performance. Visitors to our website can provide their E-mail address and indicate their desire to receive future earnings or news releases automatically.

Investor Services: For any questions you have or additional information you require about PPL and its subsidiaries, please call the Shareowner Information Line, or write to:

Manager-Investor Services
PPL Services Corporation
Two North Ninth Street
Allentown, PA 18101

Internet Access: For updated information throughout the year, check out our home page at http://www.pplweb.com. You may also contact Investor Services via E-mail at invserv@pplweb.com.

Registered shareowners can access account information by visiting shareowneronline.com.

Listed Securities:	Fiscal Agents:
New York Stock Exchange	Stock Transfer Agents and
Registrars
PPL Corporation:	Wells Fargo Bank Minnesota, N.A.
Common Stock (Code: PPL)	Shareowner Services
161 North Concord Exchange
PPL Electric Utilities Corporation:	South St. Paul, MN 55075-1139
4-1/2% Preferred Stock
(Code: PPLPRB)	PPL Services Corporation
4.40% Series Preferred Stock	Investor Services Department
(Code: PPLPRA)
Dividend Disbursing Office and
PPL Capital Funding Trust I:	Dividend Reinvestment Plan Agent
7.75% PEPSSM Units	PPL Services Corporation
(Code: PPLPRE)	Investor Services Department

Philadelphia Stock Exchange	Mortgage Bond Trustee
Deutsche Bank Trust Company Americas
PPL Corporation:	Attn: Security Transfer Unit
Common Stock	648 Grassmere Park Road
Nashville, TN 37211

Indenture Trustee
JPMorgan Chase Bank
450 West 33rd Street
New York, NY 10001

Bond Interest Paying Agent
PPL Services Corporation
Investor Services Department

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

TITLE

By /s/ William F. Hecht		Principal Executive Officer and Director
William F. Hecht -
Chairman, President
and Chief Executive
Officer

By /s/ John R. Biggar		Principal Financial Officer and Director
John R. Biggar -
Executive Vice President
and Chief Financial Officer

By /s/ Joseph J. McCabe		Principal Accounting Officer
Joseph J. McCabe -
Vice President and Controller

Directors:

Frederick M. Bernthal	Stuart Heydt
John W. Conway	W. Keith Smith
E. Allen Deaver	Susan M. Stalnecker

By /s/ William F. Hecht
William F. Hecht, Attorney-in-fact	Date: March 3, 2003

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

TITLE

By /s/ William F. Hecht	Principal Executive Officer and Manager
William F. Hecht -
President

By /s/ James E. Abel	Principal Financial Officer and Manager
James E. Abel -
Treasurer

By /s/ Joseph J. McCabe	Principal Accounting Officer and Manager
Joseph J. McCabe -
Controller

Managers:

/s/ John R. Biggar
John R. Biggar

/s/ Lawrence E. De Simone
Lawrence E. De Simone

/s/ Robert J. Grey
Robert J. Grey

Date: March 3, 2003

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

TITLE

By /s/ Michael E. Bray		Principal Executive Officer and Director
Michael E. Bray -
Vice Chairman and President

By /s/ James E. Abel		Principal Financial Officer
James E. Abel -
Treasurer

By /s/ Joseph J. McCabe		Principal Accounting Officer
Joseph J. McCabe -
Vice President and Controller

Directors:

/s/ William F. Hecht	/s/ Dean A. Christiansen	/s/ James H. Miller
William F. Hecht	Dean A. Christiansen	James H. Miller

/s/ John R. Biggar	/s/ Lawrence E. De Simone	/s/ Roger L. Petersen
John R. Biggar	Lawrence E. De Simone	Roger L. Petersen

/s/ Paul T. Champagne	/s/ Robert J. Grey
Paul T. Champagne	Robert J. Grey

Date: March 3, 2003

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

TITLE

By /s/ James H. Miller	Principal Executive Officer and Manager
James H. Miller -
President

By /s/ James E. Abel	Principal Financial Officer and Manager
James E. Abel -
Treasurer

By /s/ Charles S. Baker	Principal Accounting Officer
Charles S. Baker -
Controller

Managers:

/s/ Albert J. Fioravanti
Albert J. Fioravanti

/s/ Bradley E. Spencer
Bradley E. Spencer

Date: March 3, 2003

CERTIFICATION

I, WILLIAM F. HECHT, the principal executive officer of PPL Corporation (the "registrant"), certify that:

1.	I have reviewed this annual report on Form 10-K of the registrant for the year ended December 31, 2002;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

	a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b.	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

	c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6.	The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 3, 2003		/s/ William F. Hecht
William F. Hecht Chairman, President and Chief Executive Officer PPL Corporation

CERTIFICATION

I, JOHN R. BIGGAR, the principal financial officer of PPL Corporation (the "registrant"), certify that:

1.	I have reviewed this annual report on Form 10-K of the registrant for the year ended December 31, 2002;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

	a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b.	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

	c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6.	The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 3, 2003		/s/ John R. Biggar
John R. Bigger Executive Vice President and Chief Financial Officer PPL Corporation

CERTIFICATION

I, WILLIAM F. HECHT, the principal executive officer of PPL Energy Supply, LLC (the "registrant"), certify that:

1.	I have reviewed this annual report on Form 10-K of the registrant for the year ended December 31, 2002;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

	a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b.	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

	c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6.	The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 3, 2003		/s/ William F. Hecht
William F. Hecht President PPL Energy Supply, LLC

CERTIFICATION

I, JAMES E. ABEL, the principal financial officer of PPL Energy Supply, LLC (the "registrant"), certify that:

1.	I have reviewed this annual report on Form 10-K of the registrant for the year ended December 31, 2002;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

	a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b.	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

	c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6.	The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 3, 2003		/s/ James E. Abel
James E. Abel Treasurer PPL Energy Supply, LLC

CERTIFICATION

I, MICHAEL E. BRAY, the principal executive officer of PPL Electric Utilities Corporation (the "registrant"), certify that:

1.	I have reviewed this annual report on Form 10-K of the registrant for the year ended December 31, 2002;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

	a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b.	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

	c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6.	The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 3, 2003		/s/ Michael E. Bray
Michael E. Bray President PPL Electric Utilities Corporation

CERTIFICATION

I, JAMES E. ABEL, the principal financial officer of PPL Electric Utilities Corporation (the "registrant"), certify that:

1.	I have reviewed this annual report on Form 10-K of the registrant for the year ended December 31, 2002;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

	a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b.	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

	c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6.	The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 3, 2003		/s/ James E. Abel
James E. Abel Treasurer PPL Electric Utilities Corporation

CERTIFICATION

I, JAMES H. MILLER, the principal executive officer of PPL Montana, LLC (the "registrant"), certify that:

1.	I have reviewed this annual report on Form 10-K of the registrant for the year ended December 31, 2002;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

	a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b.	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

	c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6.	The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 3, 2003		/s/ James H. Miller
James H. Miller President PPL Montana, LLC

CERTIFICATION

I, JAMES E. ABEL, the principal financial officer of PPL Montana, LLC (the "registrant"), certify that:

1.	I have reviewed this annual report on Form 10-K of the registrant for the year ended December 31, 2002;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

	a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b.	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

	c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6.	The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 3, 2003		/s/ James E. Abel
James E. Abel Treasurer PPL Montana, LLC

EXHIBIT INDEX

The following Exhibits indicated by an asterisk preceding the Exhibit number are filed herewith. The balance of the Exhibits have heretofore been filed with the Commission and pursuant to Rule 12(b)-32 are incorporated herein by reference. Exhibits indicated by a [_] are filed or listed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

3(a)-1	-	Articles of Incorporation of PPL Corporation (Exhibit B to Proxy Statement of PPL Electric Utilities Corporation and Prospectus of PPL Corporation, dated March 9, 1995)

3(a)-2	-	Articles of Amendment of PPL Corporation (Exhibit 3.2 to PPL Corporation Form S-3 (Registration Statement Nos. 333-54504, 333-54504-01 and 333-54504-02))

3(a)-3	-	Amended and Restated Articles of Incorporation of PPL Electric Utilities Corporation (Exhibit 3(a)-3 to PPL Electric Utilities Corporation Form 10-K Report (File No. 1-905) for year ended December 31, 2001)

3(a)-4	-	Certificate of Formation of PPL Energy Supply, LLC (Exhibit 3.1 to PPL Energy Supply, LLC Form S-4 (Registration Statement No. 333-74794))

3(a)-5	-	Certificate of Formation of PPL Montana, LLC (Exhibit 3.1 to PPL Montana, LLC Form S-4 (Registration Statement No. 333-50350))

3(b)-1	-	Bylaws of PPL Corporation (Exhibit 3(ii)(a) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended September 30, 1998)

3(b)-2	-	Bylaws of PPL Electric Utilities Corporation (Exhibit 3(b)-2 to PPL Electric Utilities Corporation Form 10-K Report (File No. 1-905) for year ended December 31, 2001)

3(b)-3	-	Limited Liability Company Agreement of PPL Energy Supply, LLC, dated March 20, 2001 (Exhibit 3.2 to PPL Energy Supply, LLC Form S-4 (Registration Statement No. 333-74794))

3(b)-4	-	Limited Liability Company Agreement and Bylaws of PPL Montana, LLC, effective as of December 17, 1999 (Exhibit 3.2 to PPL Montana, LLC Form S-4 (Registration Statement No. 333-50350))

4(a)-1	-	Amended and Restated Employee Stock Ownership Plan, effective January 1, 2000 (Exhibit 4(a) to PPL Corporation Form 10-K Report (File No. 1-11459) for year ended December 31, 2000)

4(a)-2	-	Amendment No. 1 to said Employee Stock Ownership Plan, effective January 1, 2000 (Exhibit 4(a)-2 to PPL Corporation Form 10-K Report (File No.1-11459) for year ended December 31, 2001)

*4(a)-3	-	Amendment No. 2 to said Employee Stock Ownership Plan, dated October 8, 2002

4(b)-1	-	Mortgage and Deed of Trust, dated as of October 1, 1945, between PPL Electric Utilities Corporation and Bankers Trust Company (as successor Trustee) (Exhibit 2(a)-4 to Registration Statement No. 2-60291)

4(b)-2	-	Supplement, dated as of July 1, 1954, to said Mortgage and Deed of Trust (Exhibit 2(b)-5 to Registration Statement No. 219255)

4(b)-3	-	Supplement, dated as of July 1, 1991, to said Mortgage and Deed of Trust (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated July 29, 1991)

4(b)-4	-	Supplement, dated as of May 1, 1992, to said Mortgage and Deed of Trust (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated June 1, 1992)

4(b)-5	-	Supplement, dated as of November 1, 1992, to said Mortgage and Deed of Trust (Exhibit 4(b)-29 to PPL Electric Utilities Corporation Form 10-K Report (File 1-905) for the year ended December 31, 1992)

4(b)-6	-	Supplement, dated as of February 1, 1993, to said Mortgage and Deed of Trust (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated February 16, 1993)

4(b)-7	-	Supplement, dated as of April 1, 1993, to said Mortgage and Deed of Trust (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated April 30, 1993)

4(b)-8	-	Supplement, dated as of October 1, 1993, to said Mortgage and Deed of Trust (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated October 29, 1993)

4(b)-9	-	Supplement, dated as of February 15, 1994, to said Mortgage and Deed of Trust (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated March 11, 1994)

4(b)-10	-	Supplement, dated as of March 1, 1994, to said Mortgage and Deed of Trust (Exhibit 4(b) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated March 11, 1994)

4(b)-11	-	Supplement, dated as of March 15, 1994, to said Mortgage and Deed of Trust (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated March 30, 1994)

4(b)-12	-	Supplement, dated as of September 1, 1994, to said Mortgage and Deed of Trust (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K (File No. 1-905) dated October 3, 1994)

4(b)-13	-	Supplement, dated as of October 1, 1994, to said Mortgage and Deed of Trust (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated October 3, 1994)

4(b)-14	-	Supplement, dated as of August 1, 1995, to said Mortgage and Deed of Trust (Exhibit 6(a) to PPL Electric Utilities Corporation Form 10-Q Report (File No. 1-905) for the quarter ended September 30, 1995)

4(b)-15	-	Supplement, dated as of April 1, 1997 to said Mortgage and Deed of Trust (Exhibit 4(b)-17 to PPL Electric Utilities Corporation Form 10-K Report (File No. 1-905) for the year ended December 31, 1997)

4(b)-16	-	Supplement, dated as of May 5, 1998, to said Mortgage and Deed of Trust (Exhibit 4.3 to PPL Electric Utilities Corporation Form 8-K Report (File No. I-905) dated May 1, 1998)

4(b)-17	-	Supplement, dated as of June 1, 1999, to said Mortgage and Deed of Trust (Exhibit 4(b)-19 to PPL Electric Utilities Corporation Form 10-K Report (File No. 1-905) for the year ended December 31, 1999)

4(b)-18	-	Supplement, dated as of August 1, 2001, to said Mortgage and Deed of Trust (Exhibit 4.5 to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated August 21, 2001)

4(b)-19	-	Supplement, dated as of January 1, 2002, to said Mortgage and Deed of Trust (Exhibit 4(b)-19 to PPL Corporation Form 10-K Report (File No. 1-11459) for year ended December 31, 2001)

*4(b)-20	-	Supplement, dated as of February 1, 2003, to said Mortgage and Deed of Trust

4(c)-1	-	Indenture, dated as of November 1, 1997, among PPL Corporation, PPL Capital Funding, Inc. and JPMorgan Chase Bank (formerly The Chase Manhattan Bank), as Trustee (Exhibit 4.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated November 12, 1997)

4(c)-2	-	Supplement, dated as of November 1, 1997, to said Indenture (Exhibit 4.2 to PPL Corporation Form 8-K Report (File No. 1-11459) dated November 12, 1997)

4(c)-3	-	Supplement, dated as of March 1, 1999, to said Indenture (Exhibit 4.3 to Registration Statement Nos. 333-87847, 333-87847-01 and 333-87847-02)

4(c)-4	-	Supplement, dated as of October 1, 1999, to said Indenture (Exhibit 4(c)-4 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 1999)

4(c)-5	-	Supplement, dated as of June 1, 2000, to said Indenture (Exhibit 4 to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended June 30, 2000)

4(d)-1	-	Junior Subordinated Indenture, dated as of April 1, 1997, between PPL Electric Utilities Corporation and JPMorgan Chase Bank (formerly The Chase Manhattan Bank), as Trustee (Exhibit 4.1 to Registration Statement No. 333-20661)

4(d)-2	-	Amended and Restated Trust Agreement, dated as of April 8, 1997, among PPL Electric Utilities Corporation, JPMorgan Chase Bank (formerly The Chase Manhattan Bank), as Property Trustee, Chase Manhattan Bank (Delaware), as Delaware Trustee, and John R. Biggar and James E. Abel, as Administrative Trustees (Exhibit 4.4 to Registration Statement No. 333-20661)

4(d)-3	-	Guarantee Agreement, dated as of April 8, 1997, between PPL Electric Utilities Corporation and JPMorgan Chase Bank (formerly The Chase Manhattan Bank), as Trustee (Exhibit 4.6 to Registration Statement No. 333-20661)

4(e)-1	-	Amended and Restated Trust Agreement, dated as of June 13, 1997, among PPL Electric Utilities Corporation, JPMorgan Chase Bank (formerly The Chase Manhattan Bank), as Property Trustee, Chase Manhattan Bank (Delaware), as Delaware Trustee, and John R. Biggar and James E. Abel, as Administrative Trustees (Exhibit 4.4 to Registration Statement No. 333-27773)

4(e)-2	-	Guarantee Agreement, dated as of June 13, 1997, between PPL Electric Utilities Corporation and JPMorgan Chase Bank (formerly The Chase Manhattan Bank), as Trustee (Exhibit 4.6 to Registration Statement No. 333-27773)

4(f)-1	-	Subordinated Indenture, dated as of May 9, 2001, between PPL Capital Funding, Inc., PPL Corporation and JPMorgan Chase Bank (formerly The Chase Manhattan Bank), as Trustee (Exhibit 4.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated May 9, 2001)

4(f)-2	-	Supplement, dated as of May 9, 2001, to said Subordinated Indenture (Exhibit 4.2 to PPL Corporation Form 8-K Report (File No. 1-11459) dated May 9, 2001)

4(f)-3	-	Trust Securities Guarantee Agreement, dated as of May 9, 2001 (Exhibit 4.10 to PPL Corporation Form 8-K Report (File No. 1-11459) dated May 9, 2001)

4(f)-4	-	Amended and Restated Trust Agreement, dated as of May 9, 2001, among PPL Corporation, PPL Capital Funding, Inc., JPMorgan Chase Bank (formerly The Chase Manhattan Bank) as Property Trustee, Chase Manhattan Bank USA National Association, as Delaware Trustee, John R. Biggar and James E., Abel, as Administrative Trustees, and the several Holders of the Trust Securities (Exhibit 4.8 to PPL Corporation Form 8-K Report (File No. 1-11459) dated May 9, 2001)

4(g)-1	-	Indenture, dated as of August 1, 2001, by PPL Electric Utilities Corporation and JPMorgan Chase Bank (formerly The Chase Manhattan Bank), as Trustee (Exhibit 4.1 to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated August 21, 2001)

4(g)-2	-	Supplement, dated as of August 1, 2001, to said Indenture (Exhibit 4.2 to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated August 21, 2001)

*4(g)-3	-	Supplement, dated as of February 1, 2003, to said Indenture

4(h)-1	-	Indenture, dated as of October 1, 2001, by PPL Energy Supply, LLC and JPMorgan Chase Bank (formerly The Chase Manhattan Bank), as Trustee (Exhibit 4.1 to PPL Energy Supply, LLC Form S-4 (Registration Statement No. 333-74794))

4(h)-2	-	Supplement, dated as of October 1, 2001, to said Indenture (Exhibit 4.2 to PPL Energy Supply, LLC Form S-4 (Registration Statement No. 333-74794))

4(h)-3	-	Registration Rights Agreement between PPL Energy Supply, LLC and the Initial Purchasers (Exhibit 4.5 to PPL Energy Supply, LLC Form S-4 (Registration Statement No. 333-74794))

10(a)	-	$300 million 364-Day Credit Agreement, dated as of June 25, 2002, among PPL Energy Supply, LLC and the banks named therein (Exhibit 10(a) to PPL Energy Supply, LLC Form 10-Q Report (File No. 333-74794) for the quarter ended June 30, 2002)

10(b)	-	$300 million Three-Year Credit Agreement, dated of as June 25, 2002, among PPL Energy Supply, LLC and the banks named therein (Exhibit 10(b) to PPL Energy Supply, LLC Form 10-Q Report (File No. 333-74794) for the quarter ended June 30, 2002)

10(c)	-	$400 million 364-Day Credit Agreement, dated as of June 25, 2002, among PPL Electric Utilities Corporation and the banks named therein (Exhibit 10(c) to PPL Electric Utilities Corporation Form 10-Q Report (File No. 1-905) for the quarter ended June 30, 2002)

*10(d)	-	Credit Agreement dated as of October 31, 2002, among PPL Montana, LLC and PPL Investment Corporation

10(e)	-	$150 Million Credit and Reimbursement Agreement, dated as of April 25, 2001, among PPL Montana, LLC and the banks named therein (Exhibit 10(d) to PPL Montana, LLC Form 10-Q Report (File No. 333-50350) for the quarter ended June 30, 2001)

10(f)	-	Generation Supply Agreement, dated as of June 20, 2001, between PPL Electric Utilities Corporation and PPL EnergyPlus, LLC (Exhibit 10.5 to PPL Energy Supply, LLC Form S-4 (Registration Statement No. 333-74794))

10(g)	-	Master Power Purchase and Sale Agreement, dated as of October 15, 2001, between The Montana Power Company and PPL Montana, LLC (Exhibit 10(g) to PPL Montana, LLC Form 10-K Report (File No. 333-50350) for year ended December 31, 2002)

10(h)	-	Amended and Restated Parent Guaranty, dated as of November 30, 2000, by PPL Corporation in favor of Large Scale Distributed Generation Statutory Trust (Exhibit 10(h) to PPL Corporation Form 10-K Report (File No. 1-11495) for year ended December 31, 2001)

10(i)	-	Amended and Restated PPL Energy Supply, LLC Guarantee, dated as of July 17, 2001, in favor of Large Scale Distributed Generation II Statutory Trust (Exhibit 10.6 to PPL Energy Supply, LLC Form S-4 (Registration Statement No. 333-74794))

10(j)	-	Guaranty, dated as of December 21, 2001, from PPL Energy Supply, LLC in favor of LMB Funding, Limited Partnership (Exhibit 10(j) to PPL Energy Supply, LLC Form 10-K Report (File No. 333-74794) for year ended December 31, 2001)

10(k)	-	Pollution Control Facilities Agreement, dated as of May 1, 1973, between PPL Electric Utilities Corporation and the Lehigh County Industrial Development Authority (Exhibit 5(z) to Registration Statement No. 2-60834)

10(l)	-	Amended and Restated Operating Agreement of the PJM Interconnection, L.L.C., dated February 6, 2002 (Exhibit 10(l) to PPL Corporation Form 10-K Report (File No. 1-11495) for year ended December 31, 2001)

[_]10(m)	-	Amended and Restated Directors Deferred Compensation Plan, dated February 14, 2000 (Exhibit 10(h) to PPL Corporation Form 10-K Report (File No. 1-11459) for year ended December 31, 2000)

*[_]10(m)-1	-	Amendment No. 1 to Amended and Restated Directors Deferred Compensation Plan, dated December 18, 2002

[_]10(n)-1	-	Amended and Restated Officers Deferred Compensation Plan, effective February 14, 2000 (Exhibit 10(i)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for year ended December 31, 2000)

[_]10(n)-2	-	Amendment No. 1 to said Officers Deferred Compensation Plan, effective July 1, 2000 (Exhibit 10(i)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for year ended December 31, 2000)

[_]10(n)-3	-	Amendment No. 2 to said Officers Deferred Compensation Plan, effective July 1, 2000 (Exhibit 10(i)-3 to PPL Corporation Form 10-K Report (File No. 1-11459) for year ended December 31, 2000)

[_]10(n)-4	-	Amendment No. 3 to said Officers Deferred Compensation Plan, effective January 1, 2001 (Exhibit 10(n)-4 to PPL Corporation Form 10-K Report (File No. 1-11459) for year ended December 31, 2001)

[_]10(n)-5	-	Amendment No. 4 to said Officers Deferred Compensation Plan, effective August 17, 2001 (Exhibit 10(n)-5 to PPL Corporation Form 10-K Report (File No. 1-11459) for year ended December 31, 2001)

[_]10(o)-1	-	Amended and Restated Supplemental Executive Retirement Plan, effective October 1, 1999 (Exhibit 10(j)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for year ended December 31, 2000)

[_]10(o)-2	-	Amendment No. 1 to said Supplemental Executive Retirement Plan, effective July 1, 2000 (Exhibit 10(j)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for year ended December 31, 2000)

[_]10(o)-3	-	Amendment No. 2 to said Supplemental Executive Retirement Plan, effective January 1, 2001 (Exhibit 10(o)-3 to PPL Corporation Form 10-K Report (File No. 1-11459) for year ended December 31, 2001)

[_]10(o)-4	-	Amendment No. 3 to said Supplemental Executive Retirement Plan, effective August 17, 2001 (Exhibit 10(o)-4 to PPL Corporation Form 10-K Report (File No. 1-11459) for year ended December 31, 2001)

*[_]10(p)	-	Incentive Compensation Plan, amended and restated effective January 1, 2003

*[_]10(q)	-	Incentive Compensation Plan for Key Employees, amended and restated effective January 1, 2003 (to be submitted for approval at the 2003 Annual Meeting of PPL Corporation shareholders)

[_]10(r)	-	Short-Term Incentive Plan (Schedule B to Proxy Statement of PPL Corporation, dated March 12, 1999)

[_]10(s)	-	Form of Severance Agreement entered into between PPL Corporation and the Executive Officers listed in this Form 10-K Report (Exhibit 10(r) to PPL Corporation Form 10-K Report (File No. 1-11459) for year ended December 31, 2001)

[_]10(t)	-	Form for Retention Agreement entered into between PPL Corporation and Messrs. Champagne, De Simone, Miller and Petersen (Exhibit 10(s) to PPL Corporation Form 10-K Report (File No. 1-11459) for year ended December 31, 2001)

*[_]10(u)	-	Agreement dated January 15, 2003 between PPL Corporation and Mr. Miller regarding Supplemental Pension Benefits

10(v)	-	Equity Contribution Agreement, among PPL Corporation, PPL Montana, LLC, and The Chase Manhattan Bank, as Trustee (Exhibit 10.15 to PPL Montana, LLC Form S-4 (Registration Statement No. 333-50350))

10(w)	-	Facility Lease Agreement (BA 1/2) between PPL Montana, LLC and Montana OL3, LLC (Exhibit 4.7a to PPL Montana, LLC Form S-4 (Registration Statement No. 333-50350))

10(x)	-	Facility Lease Agreement (BA 3) between PPL Montana, LLC and Montana OL4, LLC (Exhibit 4.8a to PPL Montana, LLC Form S-4 (Registration Statement No. 333-50350))

10(y)	-	Services Agreement, dated as of July 1, 2000, among PPL Corporation, PPL Energy Funding Corporation and its direct and indirect subsidiaries in various tiers, PPL Capital Funding, Inc., PPL Gas Utilities Corporation, PPL Services Corporation and CEP Commerce, LLC (Exhibit 10.20 to PPL Energy Supply, LLC Form S-4 (Registration Statement No. 333-74794))

*10(z)	-	Pollution Control Facilities Loan Agreement, dated as of February 1, 2003, between PPL Electric Utilities Corporation and the Lehigh County Industrial Development Authority

*12(a)	-	PPL Corporation and Subsidiaries Computation of Ratio of Earnings to Fixed Charges

*12(b)	-	PPL Energy Supply, LLC and Subsidiaries Computation of Ratio of Earnings to Fixed Charges

*12(c)	-	PPL Electric Utilities Corporation and Subsidiaries Computation of Ratio of Earnings to Fixed Charges

*12(d)	-	PPL Montana, LLC and Subsidiaries Computation of Ratio of Earnings to Fixed Charges

*21(a)	-	Subsidiaries of PPL Corporation

*21(b)	-	Subsidiaries of PPL Electric Utilities Corporation

*23(a)	-	Consent of PricewaterhouseCoopers LLP - PPL Corporation

*23(b)	-	Consent of PricewaterhouseCoopers LLP - PPL Electric Utilities Corporation

*24	-	Power of Attorney

*99(a)	-	Certificate of PPL's principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*99(b)	-	Certificate of PPL's principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*99(c)	-	Certificate of PPL Energy Supply's principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*99(d)	-	Certificate of PPL Energy Supply's principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*99(e)	-	Certificate of PPL Electric's principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*99(f)	-	Certificate of PPL Electric's principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*99(g)	-	Certificate of PPL Montana's principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*99(h)	-	Certificate of PPL Montana's principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*99(i)	-	PPL Corporate Organization (Selected Subsidiaries)