Form 10-Q
period 2003-06-30
PPL CORP; PPL ENERGY SUPPLY LLC; PPL MONTANA LLC; PPL ELECTRIC UTILITIES CORP
filed 2003-08-12
CIK 922224, 1161976, 1127712, 317187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2003
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________ to ___________

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.

1-11459	PPL Corporation (Exact name of Registrant as specified in its charter) (Pennsylvania) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-2758192

333-74794	PPL Energy Supply, LLC (Exact name of Registrant as specified in its charter) (Delaware) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-3074920

1-905	PPL Electric Utilities Corporation (Exact name of Registrant as specified in its charter) (Pennsylvania) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-0959590

333-50350	PPL Montana, LLC (Exact name of Registrant as specified in its charter) (Delaware) 303 North Broadway - Suite 400 Billings, MT 59101 (406) 237-6900	54-1928759

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

PPL Corporation	Yes X	No
PPL Energy Supply, LLC	Yes X	No
PPL Electric Utilities Corporation	Yes X	No
PPL Montana, LLC	Yes X	No

Indicate by check mark whether the Registrants are accelerated filers (as defined in Rule 12b-2 of the Act).

PPL Corporation	Yes X	No
PPL Energy Supply, LLC	Yes	No X
PPL Electric Utilities Corporation	Yes	No X
PPL Montana, LLC	Yes	No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

PPL Corporation	Common stock, $.01 par value, 176,704,662 shares outstanding at July 31, 2003, excluding 31,017,674 shares held as treasury stock

PPL Energy Supply, LLC	PPL Corporation indirectly holds all of the member interests in PPL Energy Supply, LLC.

PPL Electric Utilities Corporation	Common stock, no par value, 78,029,863 shares outstanding and all held by PPL Corporation at July 31, 2003, excluding 79,270,519 shares held as treasury stock

PPL Montana, LLC	PPL Corporation indirectly holds all of the member interests in PPL Montana, LLC.

PPL Montana, LLC meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

This document is available free of charge at the Investor Center on PPL's website at www.pplweb.com. However, information on this website does not constitute a part of this Form 10-Q.

(THIS PAGE LEFT BLANK INTENTIONALLY.)

PPL CORPORATION
PPL ENERGY SUPPLY, LLC
PPL ELECTRIC UTILITIES CORPORATION
PPL MONTANA, LLC

FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2003

Table of Contents

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PPL Corporation and Subsidiaries	50
PPL Energy Supply, LLC and Subsidiaries	60
PPL Electric Utilities Corporation and Subsidiaries	70
PPL Montana, LLC and Subsidiaries	74

Item 3. Quantitative and Qualitative Disclosures About Market Risk	76

Item 4. Controls and Procedures	76

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	76
Item 4. Submission of Matters to a Vote of Security Holders	77
Item 6. Exhibits and Reports on Form 8-K	78

SIGNATURES	80

COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

PPL Corporation and Subsidiaries	81
PPL Energy Supply, LLC and Subsidiaries	82
PPL Electric Utilities Corporation and Subsidiaries	83
PPL Montana, LLC and Subsidiaries	84

CERTIFICATES OF PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

PPL Corporation	85
PPL Energy Supply, LLC	87
PPL Electric Utilities Corporation	89
PPL Montana, LLC	91

CERTIFICATES OF PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

PPL Corporation	93
PPL Energy Supply, LLC	95
PPL Electric Utilities Corporation	97
PPL Montana, LLC	99

GLOSSARY OF TERMS AND ABBREVIATIONS

£ - British pounds sterling.

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

ARO - asset retirement obligation.

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

FIN - FASB Interpretation, intended to clarify accounting pronouncements previously issued by the FASB.

GAAP - generally accepted accounting principles.

GWh - gigawatt-hour, one million kilowatt-hours.

Hyder - Hyder Limited, which was acquired by WPDL and was the previous owner of South Wales Electricity plc. In March 2001, South Wales Electricity plc was acquired by WPDH Limited and renamed WPD (South Wales).

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

PPL Electric - PPL Electric Utilities Corporation, a regulated utility subsidiary of PPL that transmits and distributes electricity in its service territory and provides electric supply to retail customers in this territory as a PLR.

PPL Energy Funding - PPL Energy Funding Corporation, a subsidiary of PPL and the parent company of PPL Energy Supply.

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

PPL Global - PPL Global, LLC, a subsidiary of PPL Energy Supply, which acquires and develops domestic generation projects and acquires and holds international energy projects that are primarily focused on the distribution of electricity.

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

PPL Susquehanna - PPL Susquehanna, LLC, the nuclear generating subsidiary of PPL Generation.

PPL Telcom - PPL Telcom, LLC, an indirect subsidiary of PPL Energy Funding, which delivers high band-width telecommunication services in the Northeast corridor from Washington, D.C. to New York City and to six metropolitan areas in Central and Eastern Pennsylvania.

PPL Transition Bond Company - PPL Transition Bond Company, LLC, a wholly-owned subsidiary of PPL Electric that was formed to issue transition bonds under the Customer Choice Act.

Preferred Securities - company-obligated mandatorily redeemable preferred securities issued by PPL Capital Funding Trust I, holding solely debentures of PPL Capital Funding, and by SIUK Capital Trust I, holding solely debentures of WPD LLP.

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

SIUK Capital Trust I - a business trust created to issue preferred securities, whose common securities are held by WPD LLP.

Superfund - federal environmental legislation that addresses remediation of contaminated sites; states also have similar statutes.

Tolling agreement - agreement whereby the owner of an electric generating facility agrees to use that facility to convert fuel provided by a third party into electric energy for delivery back to the third party.

WPD - refers collectively to WPDH Limited and WPDL. PPL Global purchased Mirant's 49% ownership interest in these entities on September 6, 2002, thereby achieving 100% ownership and operational control.

WPD LLP - Western Power Distribution LLP, a wholly-owned subsidiary of WPDH Limited.

WPD (South Wales) - Western Power Distribution (South Wales) plc, a British regional electric utility company.

WPD (South West) - Western Power Distribution (South West) plc, a British regional electric utility company.

WPDH Limited - Western Power Distribution Holdings Limited, an indirect, wholly-owned subsidiary of PPL Global. WPDH Limited owns WPD LLP, which owns WPD (South West) and WPD (South Wales).

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
  stock price performance;
  the market prices of equity securities and resultant cash funding requirements for defined benefit pension plans;
  securities and credit ratings;
  state and federal regulatory developments;
  foreign exchange rates;
  new state or federal legislation;
  national or regional economic conditions, including any potential effects arising from the September 11, 2001 terrorist attacks in the U.S., the situation in Iraq and any consequential hostilities or other hostilities; and
  the commitments and liabilities of PPL and its subsidiaries.

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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENT OF INCOME
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, except per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Operating Revenues
Utility	$861	$888	$1,881	$1,839
Unregulated retail electric and gas	33	42	85	91
Wholesale energy marketing	303	221	601	414
Net energy trading margins	14	2	7	16
Energy related businesses	127	146	251	293

Total	1,338	1,299	2,825	2,653

Operating Expenses
Operation
Fuel	137	127	334	274
Energy purchases	251	214	553	412
Other	234	182	437	388
Amortization of recoverable transition costs	56	50	127	103
Maintenance	88	81	161	150
Depreciation	92	91	188	177
Taxes, other than income	60	58	125	118
Energy related businesses	135	150	256	279
Other charges
Write-down of international energy projects		94		100
Workforce reduction		74		74

Total	1,053	1,121	2,181	2,075

Operating Income	285	178	644	578
Other Income - net	23	4	31	11
Interest Expense	128	132	236	262

Income Before Income Taxes and Minority Interest	180	50	439	327
Income Taxes	49	29	118	115
Minority Interest	1	30	2	56

Income (Loss) Before Cumulative Effect of a Change in Accounting Principle	130	(9)	319	156
Cumulative Effect of a Change in Accounting Principle (net of income taxes)			63	(150)

Income (Loss) Before Dividends and Distributions on Preferred Securities	130	(9)	382	6
Dividends and Distributions - Preferred Securities	14	18	27	36

Net Income (Loss)	$116	$(27)	$355	$(30)

Earnings (Loss) Per Share of Common Stock
Net income (loss) - before cumulative effect of change in accounting principle:
Basic	$0.68	$(0.18)	$1.73	$0.82
Diluted	0.67	(0.18)	1.72	0.82
Net income (loss):
Basic	$0.68	$(0.18)	$2.10	$(0.20)
Diluted	0.67	(0.18)	2.09	(0.20)
Dividends Declared per Share of Common Stock	$0.385	$0.36	$0.77	$0.72

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Six Months Ended June 30,
	2003	2002

Net Cash Provided by Operating Activities	$498	$19

Cash Flows From Investing Activities
Expenditures for property, plant and equipment	(357)	(248)
Investment in generating assets and electric energy projects		(256)
Other investing activities - net	5	(19)

Net cash used in investing activities	(352)	(523)

Cash Flows From Financing Activities
Issuance of long-term debt	986
Issuance of common stock	411	20
Retirement of long-term debt	(404)	(191)
Retirement of company-obligated mandatorily redeemable preferred securities		(100)
Retirement of preferred stock	(10)
Payment of common and preferred dividends	(145)	(127)
Net increase (decrease) in short-term debt	(834)	163
Other financing activities - net	(25)	(1)

Net cash used in financing activities	(21)	(236)

Net Increase (Decrease) In Cash and Cash Equivalents	125	(740)
Cash and Cash Equivalents at Beginning of Period	245	933

Cash and Cash Equivalents at End of Period	$370	$193

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEET
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	June 30, 2003	December 31, 2002
Assets

Current Assets
Cash and cash equivalents	$370	$245
Accounts receivable (less reserve: 2003, $114; 2002, $112)	534	610
Unbilled revenues	273	281
Fuel, materials and supplies - at average cost	255	242
Prepayments	167	122
Deferred income taxes	104	99
Price risk management assets	121	103
Other	161	135

	1,985	1,837

Investments
Investment in unconsolidated affiliates - at equity	227	234
Investment in unconsolidated affiliates - at cost	106	107
Nuclear plant decommissioning trust fund	320	287
Other	24	28

	677	656

Property, Plant and Equipment - net
Electric plant in service
Transmission and distribution	5,862	5,603
Generation	2,816	2,679
General	489	476

	9,167	8,758
Construction work in progress	157	223
Nuclear fuel	129	129

Electric plant	9,453	9,110
Gas and oil plant	203	201
Other property	275	252

	9,931	9,563

Regulatory and Other Noncurrent Assets
Recoverable transition costs	1,820	1,946
Goodwill and other intangibles	644	666
Other	955	879

	3,419	3,491

	$16,012	$15,547

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEET
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	June 30, 2003	December 31, 2002
Liabilities and Equity

Current Liabilities
Short-term debt	$122	$943
Long-term debt	315	366
Accounts payable	348	452
Above market NUG contracts	75	75
Taxes	232	193
Interest	111	101
Dividends	77	66
Price risk management liabilities	145	110
Other	314	307

	1,739	2,613

Long-term Debt	6,589	5,901

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes and investment tax credits	2,436	2,371
Above market NUG contracts	315	352
Other	1,287	1,307

	4,038	4,030

Commitments and Contingent Liabilities

Minority Interest	33	36

Company-obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely Company Debentures	661	661

Preferred Stock
With sinking fund requirements	21	31
Without sinking fund requirements	51	51

	72	82

Shareowners' Common Equity
Common stock	2	2
Capital in excess of par value	2,950	2,539
Treasury stock	(837)	(836)
Earnings reinvested	1,235	1,013
Accumulated other comprehensive loss	(405)	(446)
Capital stock expense and other	(65)	(48)

	2,880	2,224

	$16,012	$15,547

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENT OF SHAREOWNERS' COMMON EQUITY AND COMPREHENSIVE INCOME
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Common stock at beginning of period	$2	$2	$2	$2

Common stock at end of period	2	2	2	2

Capital in excess of par value at beginning of period	2,612	1,975	2,539	1,956
Common stock issued (a)	338	1	411	20

Capital in excess of par value at end of period	2,950	1,976	2,950	1,976

Treasury stock at beginning of period	(836)	(836)	(836)	(836)
Treasury stock purchased	(1)		(1)

Treasury stock at end of period	(837)	(836)	(837)	(836)

Earnings reinvested at beginning of period	1,187	967	1,013	1,023
Net income (loss) (b)	116	(27)	355	(30)
Cash dividends declared on common stock	(68)	(53)	(133)	(106)

Earnings reinvested at end of period	1,235	887	1,235	887

Accumulated other comprehensive loss at beginning of period	(437)	(255)	(446)	(251)
Foreign currency translation adjustments (b) (c)	32	136	17	144
Unrealized gain (loss) on available-for-sale securities (b)	13	(1)	10	(2)
Unrealized gain (loss) on qualifying derivatives (b)	(13)		14	(11)

Accumulated other comprehensive loss at end of period	(405)	(120)	(405)	(120)

Capital stock expense and other at beginning of period	(58)	(39)	(48)	(37)
Issuance costs and other charges to issue common stock	(9)		(9)
Other	2		(8)	(2)

Capital stock expense and other at end of period	(65)	(39)	(65)	(39)

Total Shareowners' Common Equity	$2,880	$1,870	$2,880	$1,870

Common stock shares at beginning of period (a)	167,723	147,122	165,736	146,580
Common stock issued through the DRIP, ICP, ICPKE, structured equity program and public offering	8,970	43	10,976	585
Treasury stock purchased	(4)		(23)

Common stock shares at end of period	176,689	147,165	176,689	147,165

(a)	Shares in thousands. $.01 par value, 390 million shares authorized. Each share entitles the holder to one vote on any question presented to any shareowners' meeting.
(b) Statement of Comprehensive Income:
Net income (loss)	$116	$(27)	$355	$(30)
Other comprehensive income:
Foreign currency translation adjustments, net of tax (benefit) of $0, $(4), $0, $(10)	32	136	17	144
Unrealized gain (loss) on available-for-sale securities, net of tax (benefit) of $8, $(1), $6, $(1)	13	(1)	10	(2)
Unrealized gain (loss) on qualifying derivatives, net of tax (benefit) of $(9), $0, $3, $(7)	(13)		14	(11)

Total other comprehensive income	32	135	41	131

Comprehensive Income	$148	$108	$396	$101

(c)	Includes a $94 million credit for the write-off of the CEMAR cumulative translation adjustment in June 2002. See Note 6 for additional information.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

(THIS PAGE LEFT BLANK INTENTIONALLY.)

CONDENSED CONSOLIDATED STATEMENT OF INCOME
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Operating Revenues
Wholesale energy marketing	$303	$221	$601	$414
Wholesale energy marketing to affiliates	327	339	716	708
Utility	236	256	477	504
Unregulated retail electric and gas	33	42	85	91
Net energy trading margins	14	2	7	16
Energy related businesses	124	144	246	290

Total	1,037	1,004	2,132	2,023

Operating Expenses
Operation
Fuel	121	109	274	221
Energy purchases	199	163	448	308
Energy purchases from affiliates	38	40	83	86
Other operation and maintenance	241	185	447	388
Depreciation	64	66	133	127
Taxes, other than income	22	20	43	39
Energy related businesses	128	147	247	273
Other charges
Write-down of international energy projects		94		100
Workforce reduction		40		40

Total	813	864	1,675	1,582

Operating Income	224	140	457	441

Other Income - net	25	10	42	21

Interest Expense	60	51	102	102

Income Before Income Taxes and Minority Interest	189	99	397	360

Income Taxes	54	58	106	146

Minority Interest	1	30	2	56

Income Before Cumulative Effect of a Change in Accounting Principle	134	11	289	158

Cumulative Effect of a Change in Accounting Principle (net of income taxes)			63	(150)

Income Before Distributions on Preferred Securities	134	11	352	8

Distributions - Preferred Securities	2	2	4	4

Net Income	$132	$9	$348	$4

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Six Months Ended June 30,
	2003	2002

Net Cash Provided by (Used in) Operating Activities	$322	$(36)

Cash Flows From Investing Activities
Expenditures for property, plant and equipment	(234)	(157)
Investment in generating assets and electric energy projects		(256)
Net decrease in notes receivable from affiliates	428	152
Other investing activities - net	17	(17)

Net cash provided by (used in) investing activities	211	(278)

Cash Flows From Financing Activities
Issuance of long-term debt	797
Contributions from Member	262	5
Retirement of long-term debt	(53)	(10)
Distributions to Member	(650)	(552)
Net increase (decrease) in short-term debt	(819)	165
Other financing activities - net	(12)	(3)

Net cash used in financing activities	(475)	(395)

Net Increase (Decrease) In Cash and Cash Equivalents	58	(709)
Cash and Cash Equivalents at Beginning of Period	149	815

Cash and Cash Equivalents at End of Period	$207	$106

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEET
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	June 30, 2003	December 31, 2002
Assets

Current Assets
Cash and cash equivalents	$207	$149
Accounts receivable (less reserve: 2003, $87; 2002, $88)	306	375
Unbilled revenues	173	165
Accounts receivable from affiliates	131	11
Notes receivable from affiliates	227	655
Fuel, materials and supplies - at average cost	215	200
Price risk management assets	115	93
Other	145	177

	1,519	1,825

Investments
Investment in unconsolidated affiliates - at equity	227	234
Investment in unconsolidated affiliates - at cost	106	107
Nuclear plant decommissioning trust fund	320	287
Other	4	10

	657	638

Property, Plant and Equipment - net
Electric plant in service
Transmission and distribution	3,596	3,390
Generation	2,816	2,679
General	265	277

	6,677	6,346
Construction work in progress	125	176
Nuclear fuel	129	129

Electric plant	6,931	6,651
Gas and oil plant	23	23
Other property	212	213

	7,166	6,887

Other Noncurrent Assets
Goodwill and other intangibles	467	491
Other	547	495

	1,014	986

	$10,356	$10,336

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEET
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	June 30, 2003	December 31, 2002
Liabilities and Equity

Current Liabilities
Short-term debt	$122	$928
Long-term debt	5	6
Accounts payable	299	382
Accounts payable to affiliates	31	76
Above market NUG contracts	75	75
Taxes	193	114
Interest	68	55
Deferred revenue on PLR energy supply to affiliate	12	12
Price risk management liabilities	134	96
Other	221	216

	1,160	1,960

Long-term Debt	2,991	2,225

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes and investment tax credits	1,127	1,028
Above market NUG contracts	315	352
Deferred revenue on PLR energy supply to affiliate	63	69
Other	1,065	1,073

	2,570	2,522

Commitments and Contingent Liabilities

Minority Interest	33	36

Company-obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely Company Debentures	86	86

Member's Equity	3,516	3,507

	$10,356	$10,336

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENT OF MEMBER'S EQUITY
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Member's Equity at beginning of period	$3,429	$3,742	$3,507	$3,972

Comprehensive income:
Net income	132	9	348	4
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax (benefit) of $0, $(4), $0, $(10) (a)	32	136	17	144
Unrealized gain (loss) on qualifying derivatives, net of tax (benefit) of $(3), $(1), $10, $(10)	(5)	(1)	24	(14)
Unrealized gain on available-for-sale securities, net of tax of $8, $0, $6, $0	11		8

Total comprehensive income	170	144	397	134

Member contributions	262	4	262	5

Distributions to Member	(345)	(331)	(650)	(552)

Member's Equity at end of period	$3,516	$3,559	$3,516	$3,559

(a)	Includes a $94 million credit for the write-off of the CEMAR cumulative translation adjustment in June 2002. See Note 6 for additional information.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

(THIS PAGE LEFT BLANK INTENTIONALLY.)

CONDENSED CONSOLIDATED STATEMENT OF INCOME
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Three Months Ended June 30,			Six Months Ended June 30,
	2003		2002	2003	2002
Operating Revenues
Retail electric		$591	$595	$1,293	$1,236
Retail electric to affiliate		2	8	6	13
Wholesale electric		7	6	15	13
Wholesale electric to affiliate		37	40	76	82
Energy related businesses			2		4

Total		637	651	1,390	1,348

Operating Expenses
Operation
Energy purchases		51	51	104	105
Energy purchases from affiliate		327	339	714	708
Other		68	61	129	116
Amortization of recoverable transition costs		56	50	127	103
Maintenance		18	16	32	27
Depreciation		26	23	50	46
Taxes, other than income		37	38	81	79
Energy related businesses			1		3
Workforce reduction			33		33

Total		583	612	1,237	1,220

Operating Income		54	39	153	128

Other Income - net		1	2	4	7

Interest Expense		53	53	109	109

Income (Loss) Before Income Taxes		2	(12)	48	26

Income Taxes (Benefit)		1	(9)	17	3

Income (Loss) Before Dividends and Distributions on Preferred Securities		1	(3)	31	23

Dividends and Distributions - Preferred Securities		1	5	2	11

Net Income (Loss)	$		$(8)	$29	$12

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Six Months Ended June 30,
	2003	2002

Net Cash Provided by Operating Activities	$233	$73

Cash Flows From Investing Activities
Expenditures for property, plant and equipment	(112)	(86)
Net (increase) decrease in notes receivable from affiliates	(10)	270
Other investing activities - net		12

Net cash provided by (used in) investing activities	(122)	196

Cash Flows From Financing Activities
Issuance of long-term debt	190
Contribution from parent	75
Retirement of long-term debt	(291)	(171)
Retirement of company-obligated mandatorily redeemable preferred securities		(100)
Retirement of preferred stock	(10)
Payment of common and preferred dividends	(21)	(42)
Net decrease in short-term debt	(15)
Other financing activities - net	(8)

Net cash used in financing activities	(80)	(313)

Net Increase (Decrease) in Cash and Cash Equivalents	31	(44)
Cash and Cash Equivalents at Beginning of Period	29	79

Cash and Cash Equivalents at End of Period	$60	$35

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEET
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	June 30, 2003	December 31, 2002
Assets

Current Assets
Cash and cash equivalents	$60	$29
Accounts receivable (less reserve: 2003, $26; 2002, $23)	209	216
Unbilled revenues	99	113
Accounts receivable from affiliates	14	44
Notes receivable from affiliates	100	90
Income tax receivable	35	35
Prepayments	121	51
Prepayment on PLR energy supply from affiliate	12	12
Deferred income taxes	45	43
Other	73	36

	768	669

Property, Plant and Equipment - net
Electric plant in service
Transmission and distribution	2,267	2,214
General	218	192

	2,485	2,406
Construction work in progress	29	46

Electric plant	2,514	2,452
Other property	4	4

	2,518	2,456

Regulatory and Other Noncurrent Assets
Recoverable transition costs	1,820	1,946
Intangibles	118	118
Prepayment on PLR energy supply from affiliate	63	69
Other	331	325

	2,332	2,458

	$5,618	$5,583

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEET
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	June 30, 2003	December 31, 2002
Liabilities and Equity

Current Liabilities
Short-term debt		$15
Long-term debt	$285	274
Accounts payable	29	42
Accounts payable to affiliates	127	24
Taxes	64	96
Interest	32	34
Other	71	63

	608	548

Long-term Debt	2,790	2,901

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes and investment tax credits	787	780
Other	129	125

	916	905

Commitments and Contingent Liabilities

Preferred Stock
With sinking fund requirements	21	31
Without sinking fund requirements	51	51

	72	82

Shareowner's Common Equity
Common stock	1,476	1,476
Additional paid-in capital	357	282
Treasury stock	(912)	(912)
Earnings reinvested	318	308
Capital stock expense and other	(7)	(7)

	1,232	1,147

	$5,618	$5,583

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENT OF SHAREOWNER'S COMMON EQUITY
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Common stock at beginning of period	$1,476	$1,476	$1,476	$1,476

Common stock at end of period	1,476	1,476	1,476	1,476

Additional paid-in capital at beginning of period	357	51	282	51
Capital contribution from PPL			75

Additional paid-in capital at end of period	357	51	357	51

Treasury stock at beginning of period	(912)	(912)	(912)	(912)

Treasury stock at end of period	(912)	(912)	(912)	(912)

Earnings reinvested at beginning of period	335	333	308	332
Net income (loss) (a)		(8)	29	12
Cash dividends declared on common stock	(17)	(10)	(19)	(29)

Earnings reinvested at end of period	318	315	318	315

Capital stock expense and other at beginning of period	(7)	(16)	(7)	(16)

Capital stock expense and other at end of period	(7)	(16)	(7)	(16)

Total Shareowner's Common Equity	$1,232	$914	$1,232	$914

Common stock shares at beginning of period (b)	78,030	78,030	78,030	78,030

Common stock shares at end of period	78,030	78,030	78,030	78,030

(a)	PPL Electric's net income approximates comprehensive income.
(b)	Shares in thousands. No par value. 170 million shares authorized. All common shares of PPL Electric stock are owned by PPL.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENT OF INCOME
PPL Montana, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Operating Revenues
Wholesale energy marketing	$66	$49	$146	$106
Wholesale energy marketing to affiliate	15	13	31	30
Net energy trading margins				(1)
Other			1	1

Total	81	62	178	136

Operating Expenses
Operation
Fuel	7	6	16	14
Energy purchases	11	10	37	22
Other operation and maintenance	28	31	48	54
Transmission	3	1	6	3
Depreciation	3	2	6	5
Taxes, other than income	4	4	8	8

Total	56	54	121	106

Operating Income	25	8	57	30

Other Income - net		1		1

Interest Expense	1	2	2	3

Income Before Income Taxes	24	7	55	28

Income Taxes	10	3	22	11

Net Income	$14	$4	$33	$17

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
PPL Montana, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Six Months Ended June 30,
	2003	2002

Net Cash Provided by Operating Activities	$41	$20

Cash Flows From Investing Activities
Expenditures for property, plant and equipment	(13)	(13)

Net cash used in investing activities	(13)	(13)

Cash Flows From Financing Activities
Net repayments under revolving line of credit	(7)	(4)
Distribution to Member	(5)

Net cash used in financing activities	(12)	(4)

Net Increase in Cash and Cash Equivalents	16	3
Cash and Cash Equivalents at Beginning of Period	1	24

Cash and Cash Equivalents at End of Period	$17	$27

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEET
PPL Montana, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	June 30, 2003	December 31, 2002
Assets

Current Assets
Cash and cash equivalents	$17	$1
Accounts receivable (less reserve: 2003, $49, 2002, $47)	12	26
Accounts receivable from joint owners	11	8
Accounts receivable from Member		2
Fuel, materials and supplies - at average cost	6	6
Price risk management assets	9	12
Deferred income taxes	24	17
Prepayments and other	7	4

	86	76

Noncurrent Assets
Property, plant and equipment - net	441	433
Deferred income taxes	3	12
Other	140	122

	584	567

	$670	$643

Liabilities and Equity

Current Liabilities
Accounts payable	$47	$31
Accounts payable to affiliates	2	1
Accounts payable to Member	4
Revolving line of credit with affiliate	19	26
Accrued expenses	14	17
Price risk management liabilities	15	12
Wholesale energy commitments	3	2

	104	89

Noncurrent Liabilities
Employee benefit obligations	19	27
Wholesale energy commitments	59	62
Other	33	31

	111	120

Commitments and Contingent Liabilities

Member's Equity	455	434

	$670	$643

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENT OF MEMBER'S EQUITY
PPL Montana, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Member's Equity at beginning of period	$462	$420	$434	$421

Comprehensive income:
Net income	14	4	33	17
Other comprehensive income (loss):
Unrealized gain (loss) on qualifying derivatives, net of tax (benefit) of $(11), $0, $(5), $(9)	(16)	1	(7)	(13)

Total comprehensive income (loss)	(2)	5	26	4

Distribution to Member	(5)		(5)

Member's Equity at end of period	$455	$425	$455	$425

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

  Interim Financial Statements

  (PPL, PPL Energy Supply, PPL Electric and PPL Montana)

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments (including normal, recurring accruals) considered necessary for a fair presentation in accordance with accounting principles generally accepted in the U.S. are reflected in the condensed consolidated financial statements. The Balance Sheet as of December 31, 2002 is derived from each Registrant's 2002 audited Balance Sheet. The financial statements and notes thereto should be read in conjunction with the financial statements and notes contained in each Registrant's Annual Report to the SEC on Form 10-K for the year ended December 31, 2002. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year ending December 31, 2003 or other future periods, because results for interim periods can be disproportionately influenced by various factors and developments and seasonal variations.

  Certain amounts in the June 30, 2002 and December 31, 2002 financial statements have been reclassified to conform to the presentation in the June 30, 2003 financial statements. The required reclassification of energy trading activity to a net basis, as described in Note 10, and the retroactive consolidation of WPD, as described in Note 6, are the most significant reclassifications of the June 30, 2002 financial statements.

  Summary of Significant Accounting Policies

  The following accounting policy disclosures represent updates to the "Summary of Significant Accounting Policies" Note in each Registrant's Annual Report to the SEC on Form 10-K for the year ended December 31, 2002.

  Stock-Based Compensation

  (PPL, PPL Energy Supply, PPL Electric and PPL Montana)

  PPL grants stock options, restricted stock, restricted stock units and stock units to employees and directors under several stock-based compensation plans. SFAS 123, "Accounting for Stock-Based Compensation," encourages entities to record compensation expense for stock-based compensation plans at fair value but provides the option of measuring compensation expense using the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." The fair value method under SFAS 123 is indicated therein as the preferable method of accounting for stock-based compensation, as it provides a consistent basis of accounting for all stock-based awards, thereby facilitating a better measure of compensation cost and improved financial reporting.

  Prior to 2003, PPL accounted for stock-based compensation in accordance with APB Opinion No. 25, as permitted by SFAS 123. Effective January 1, 2003, PPL and its subsidiaries adopted the fair value method of accounting for stock-based compensation, as prescribed by SFAS 123, using the prospective method of transition permitted by SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123." See Note 14 for further discussion of SFAS 148. The prospective method of transition requires PPL and its subsidiaries to use the fair value method under SFAS 123 for all stock-based compensation awards granted, modified or settled on or after January 1, 2003. Thus, all awards granted prior to January 1, 2003 continue to be accounted for under the intrinsic value method of APB Opinion No. 25, to the extent such awards are not modified or settled. Stock-based compensation is included in other operation expense on the Statement of Income.

  Use of the fair value method prescribed by SFAS 123 requires PPL and its subsidiaries to recognize compensation expense for stock options issued. Fair value for the stock options is determined using the Black-Scholes options pricing model. Stock option expense was approximately $1 million for the three and six months ended June 30, 2003.

  PPL and its subsidiaries were not required to recognize compensation expense for stock options issued under the intrinsic value method of APB Opinion No. 25, since PPL grants stock options with an exercise price that is not less than the fair market value of PPL's common stock on the date of grant. As currently structured, awards of restricted stock, restricted stock units and stock units result in the same amount of compensation expense under the fair value method of SFAS 123 as they would under the intrinsic value method of APB Opinion No. 25.

  The following table illustrates the pro forma effect on net income and EPS if the fair value method had been used to account for all outstanding stock-based compensation awards in the periods shown:

  (PPL)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Income

Net Income (Loss) - as reported	$116	$(27)	$355	$(30)

Add: Stock-based employee compensation expense included in reported net income, net of tax	2	1	2	2

Deduct: Total stock-based compensation expense determined under the fair value method for all awards, net of tax	3	2	4	4

Pro forma Net Income (Loss)	$115	$(28)	$353	$(32)

EPS

Basic - as reported	$0.68	$(0.18)	$2.10	$(0.20)

Basic - pro forma	$0.67	$(0.19)	$2.09	$(0.22)

Diluted - as reported	$0.67	$(0.18)	$2.09	$(0.20)

Diluted - pro forma	$0.67	$(0.19)	$2.08	$(0.22)

  (PPL Energy Supply, PPL Electric and PPL Montana)

  Stock-based compensation expense for PPL Energy Supply, PPL Electric and PPL Montana, including awards granted to their employees and an allocation of the costs of awards granted to employees of PPL Services, was insignificant under both the intrinsic value and fair value methods for the three and six months ended June 30, 2003 and 2002.

  Asset Retirement Obligations

  (PPL, PPL Energy Supply, PPL Electric and PPL Montana)

  See Note 12 for a discussion of the accounting for asset retirement obligations.

  New Accounting Standards

  (PPL, PPL Energy Supply, PPL Electric and PPL Montana)

  See Note 14 for a discussion of new accounting standards.

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

  PPL Energy Supply's reportable segments are Supply and International. The International segment at the PPL Energy Supply level is consistent with the International segment at the PPL level. The Supply segment information reported at the PPL Energy Supply level will not agree with the Supply segment information reported at the PPL level. Additional Supply segment functions, including telecommunications, exist at PPL that are outside of PPL Energy Supply. Furthermore, certain income items, including PLR revenue and intercompany interest income, exist at the PPL Energy Supply level, but are eliminated in consolidation at the PPL level. Finally, certain expense items are fully allocated to the segments at the PPL level only.

  Segments include direct charges, as well as an allocation of indirect corporate costs, for services provided by PPL Services. These service costs include functions such as financial, legal, human resources and information services.

  See Note 8 for a discussion of the PLR contracts between PPL Electric and PPL EnergyPlus. PPL EnergyPlus' sales to PPL Electric, to meet PPL Electric's PLR load, are included in the Supply segment of PPL Energy Supply. PPL Electric's sales of this electricity to its PLR customers are included in the Delivery segment of PPL. There are no intersegment revenues for PPL or PPL Energy Supply.

  Financial data for the segments are as follows:

  (PPL)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Income Statement Data

Revenues from external customers

Supply	$451	$384	$898	$753

International	260	281	522	561

Delivery	627	634	1,405	1,339

	1,338	1,299	2,825	2,653

Net Income (Loss)

Supply (a)	90	58	241	174

International (b)	26	(77)	77	(222)

Delivery		(8)	37	18

	$116	$(27)	$355	$(30)

(a)	The six months ended June 30, 2003 includes the "Cumulative Effect of a Change in Accounting Principle" recorded in January 2003. See Note 12 for additional information.

(b)

  The six months ended June 30, 2002 includes the "Cumulative Effect of a Change in Accounting Principle" recorded in March 2002. See Note 11 for additional information. The International segment also includes the write-downs of the CEMAR investment described in Note 6.

	June 30, 2003	December 31, 2002
Balance Sheet Data

Total assets

Supply	$5,254	$4,907

International	4,964	4,773

Delivery	5,794	5,867

	$16,012	$15,547

  (PPL Energy Supply)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Income Statement Data

Revenues from external customers

Supply	$777	$723	$1,610	$1,462

International	260	281	522	561

	1,037	1,004	2,132	2,023

Net Income

Supply (a)	106	86	271	226

International (b)	26	(77)	77	(222)

	$132	$9	$348	$4

(a)	The six months ended June 30, 2003 includes the "Cumulative Effect of a Change in Accounting Principle" recorded in January 2003. See Note 12 for additional information.

(b)

  The six months ended June 30, 2002 includes the "Cumulative Effect of a Change in Accounting Principle" recorded in March 2002. See Note 11 for additional information. The International segment also includes the write-downs of the CEMAR investment described in Note 6.

	June 30, 2003	December 31, 2002
Balance Sheet Data

Total assets

Supply	$5,392	$5,563

International	4,964	4,773

	$10,356	$10,336

  Earnings Per Share

  (PPL)

  Basic EPS is calculated by dividing "Net Income (Loss)" on the Statement of Income by the weighted-average number of common shares outstanding during the period. Diluted EPS is calculated similarly, except that weighted average shares outstanding are increased for additional shares that would be outstanding if potentially dilutive securities were converted to common stock. Potentially dilutive securities consist of:

•	stock options, restricted stock and restricted stock units granted under the incentive compensation plans,
•	stock units representing common stock granted under the directors compensation programs,
•	common stock purchase contracts that are a component of the PEPS units, and
•	convertible senior notes.

  The basic and diluted EPS calculations, and the reconciliation of the shares (in thousands) used in the calculations, are shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Income (Numerator)

Net Income (Loss) - before cumulative effect of a change in accounting principle (a)	$116	$(27)	$292	$120

Cumulative effect of a change in accounting principle (net of tax)			63	(150)

Net Income (Loss)	$116	$(27)	$355	$(30)

Shares (Denominator)

Shares for Basic EPS	171,892	147,149	169,482	146,927

Add: Incremental shares:
Stock options and other share-based awards	649		579	348

Shares for Diluted EPS	172,541	147,149	170,061	147,275

Basic EPS

Net Income (Loss) - before cumulative effect of a change in accounting principle	$0.68	$(0.18)	$1.73	$0.82

Cumulative effect of a change in accounting principle (net of tax)			0.37	(1.02)

Net Income (Loss)	$0.68	$(0.18)	$2.10	$(0.20)

Diluted EPS

Net Income (Loss) - before cumulative effect of a change in accounting principle	$0.67	$(0.18)	$1.72	$0.82

Cumulative effect of a change in accounting principle (net of tax)			0.37	(1.02)

Net Income (Loss)	$0.67	$(0.18)	$2.09	$(0.20)

(a)	Represents income before cumulative effect of a change in accounting principle less dividends and distributions on preferred securities.

  In May 2001, PPL issued 23 million PEPS Units that contain a purchase contract component for PPL's common stock. The purchase contracts will only be dilutive if the average price of PPL's common stock exceeds $65.03 for any period. Since the average price has not exceeded $65.03 since issuance, they were excluded from the diluted EPS calculations.

  In May 2003, PPL Energy Supply issued $400 million of 2.625% Convertible Senior Notes due 2023. The notes can be converted into shares of PPL common stock, at an initial conversion rate of 20.1106 shares per $1,000 principal amount of notes, subject to adjustment if:

•	during any fiscal quarter starting after June 30, 2003, the market price of PPL's common stock trades at or above $59.67 per share over a certain period during the preceding fiscal quarter;
•	PPL calls the debt for redemption;
•	the holder exercises their right to put the debt on each five-year anniversary of the offering;
•	the long-term credit rating assigned to the notes by Moody's and Standard & Poor's falls below Ba2 and BB or the notes are not rated; or
•	certain specified corporate transactions occur, e.g., change in control and certain distributions to the holders of PPL common stock.

  As none of these events has occurred, the convertible senior notes were excluded from the diluted EPS calculations.

  Stock options to purchase 1,673,000 PPL common shares for the three months ended June 30, 2003 were not included in that period's computation of diluted EPS because the exercise price of the options was greater than the average market price of the common shares. Therefore, the effect would have been antidilutive.

  Stock options to purchase 3,058,000 PPL common shares, as well as 67,000 directors stock units, were not included in the computation of diluted EPS for the three months ended June 30, 2002. Since PPL had a loss before the cumulative effect of a change in accounting principle, the effect would have been antidilutive.

  Stock options to purchase 1,694,000 and 879,000 PPL common shares for the six months ended June 30, 2003 and 2002 were not included in those periods' computation of diluted EPS because the exercise price of the options was greater than the average market price of the common shares. Therefore, the effect would have been antidilutive.

  Credit Arrangements and Financing Activities

  Credit Arrangements

  (PPL, PPL Energy Supply and PPL Electric)

  In June 2003, PPL Energy Supply's $300 million, 364-day credit facility and PPL Electric's $400 million, 364-day credit facility both expired. PPL Energy Supply replaced its expiring facility with a new $300 million, three-year credit facility maturing in June 2006. PPL Electric replaced its expiring facility with a new $200 million, 364-day facility maturing in June 2004 and a new $100 million three-year credit facility maturing in June 2006. At June 30, 2003, no borrowings were outstanding under any credit facilities of PPL Electric or PPL Energy Supply. Both PPL Electric and PPL Energy Supply have the ability to cause the lenders to issue letters of credit under their respective facilities. At June 30, 2003, PPL Electric had $40 million of letters of credit outstanding under its $100 million, three-year facility, and PPL Energy Supply had $77 million of letters of credit outstanding under its existing $500 million facility.

  (PPL and PPL Energy Supply)

  At June 30, 2003, WPD (South West) had no outstanding borrowings under either its £100 million credit facility maturing in October 2003 or its £150 million credit facility maturing October 2007. At June 30, 2003, WPD (South West) also had uncommitted credit line borrowings of £23 million ($38 million based on current exchange rates) in separate agreements with lender banks.

  WPD (South West) maintained a bridge facility to meet short-term liquidity that expired in April 2003. This bridge facility was paid down with the proceeds from the issuance of long-term bonds and borrowings under another credit facility. The long-term bond issuance is discussed in more detail under "Financing Activities."

  (PPL Montana)

  At June 30, 2003, PPL Montana had outstanding borrowings of $19 million under its credit facility with another PPL Energy Supply subsidiary.

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

  Financing Activities

  (PPL)

  In March 2003, PPL Capital Funding retired all $60 million of its medium-term notes, 6.375% Series due March 2003, at par value.

  PPL issued $411 million of common stock during the first six months of 2003, including $109 million under its Structured Equity Shelf Program and $270 million under a public offering in May 2003. Under this public offering, PPL issued 7.1 million shares of common stock for $38.25 per share. PPL received net proceeds of approximately $261 million, which were used to repay short-term debt and for general corporate purposes.

  (PPL and PPL Energy Supply)

  In March 2003, WPD (South West) issued £200 million of 5.875% bonds due 2027. The proceeds from this issuance were used to repay £200 million of borrowings under its bridge facility. Additionally, in May 2003, WPD (South West) issued an additional £50 million of 5.875% bonds due 2027. WPD used the proceeds from this issuance to pay down short-term borrowings. The issuance of this long-term debt resulted in an $11 million write-off of unamortized swap restructuring costs in the second quarter of 2003.

  In May 2003, PPL Energy Supply issued $400 million of 2.625% Convertible Senior Notes due 2023, which are guaranteed by PPL and convertible into PPL common stock. The convertible notes were sold in a Rule 144A private offering to qualified institutional buyers, and PPL Energy Supply and PPL subsequently filed a registration statement with the SEC to register the resale of the notes for the benefit of the holders. See Note 4 for additional information on the convertibility features of the notes. PPL Energy Supply used the proceeds from the private offering of the convertible notes to repurchase commercial paper and for general corporate purposes.

  In the first six months of 2003, WPD retired $50 million of 7.375% unsecured bonds due 2028.

  At June 30, 2003, PPL Energy Supply had no commercial paper outstanding.

  During the six months ended June 2003, PPL Energy Supply distributed $650 million to its parent company, PPL Energy Funding, and received capital contributions of $262 million.

  (PPL and PPL Electric)

  In February 2003, the Lehigh County Industrial Development Authority (LCIDA) issued $90 million of 3.125% Pollution Control Revenue Refunding Bonds due November 2008 on behalf of PPL Electric. The proceeds of the bonds were used to refund the LCIDA's $90 million, 6.40% Pollution Control Revenue Refunding Bonds due 2021. In order to secure its obligations to repay LCIDA, PPL Electric issued $90 million aggregate principal amount of its Senior Secured Bonds under its 2001 Senior Secured Bond Indenture, having terms corresponding to the terms of the LCIDA bonds.

  In February 2003, PPL Electric retired $19 million of its outstanding First Mortgage Bonds, 6-7/8% Series due February 2003, at par value.

  In April 2003, as permitted by the 1945 First Mortgage Bond Indenture, PPL Electric retired approximately $46 million aggregate principal amount of its First Mortgage Bonds, 7-7/8% Series due 2023, at par value, plus accrued interest, through the application of cash deposited with the Trustee to release certain transmission lines and other equipment from the lien of the 1945 First Mortgage Bond Indenture.

  In April 2003, PPL Electric redeemed all outstanding shares of its 6.15% Series Preferred Stock. This redemption, which totaled $10 million, was made at par value of $100 per share plus accumulated and unpaid dividends, in accordance with the mandatory sinking fund requirements of this series.

  In May 2003, PPL Electric issued $100 million of 4.30% Senior Secured Bonds due 2013. The proceeds were used for general corporate purposes including the refunding of higher-cost securities.

  In July 2003, PPL Electric redeemed all outstanding shares of the 6.33% Series Preferred Stock. This redemption, which totaled $5 million, was made at par value of $100 per share plus accumulated and unpaid dividends, in accordance with the mandatory sinking fund requirements of this series.

  During the first six months of 2003, PPL Transition Bond Company made principal payments on transition bonds totaling $136 million.

  During the first six months of 2003, PPL Electric received a capital contribution of $75 million from PPL.

  At June 30, 2003, PPL Electric had no commercial paper outstanding.

  (PPL Montana)

  During the first six months of 2003, PPL Montana distributed $5 million to PPL Montana Holdings, LLC, which holds the member interests in PPL Montana.

  Dividends and Dividend Restrictions (PPL)

  In February 2003, PPL announced an increase to its quarterly common stock dividend, payable April 1, 2003, from 36 cents per share to 38.5 cents per share (equivalent to $1.54 per annum). Future dividends, declared at the discretion of the Board of Directors, will be dependent upon future earnings, financial requirements and other factors.

  Acquisitions, Development and Divestitures

  Domestic Generation Projects (PPL and PPL Energy Supply)

  In January 2003, PPL announced that it had decided not to proceed with development of the 300 MW Kings Park project. In March, PPL Global sold its interest in Kings Park Energy, LLC. PPL is exploring the sale of the generation equipment that was associated with Kings Park.

  In April 2003, PPL Susquehanna completed the replacement of the Unit 2 steam turbine at the Susquehanna station. This project provides a nominal power increase of 50 MW of generation capacity, of which PPL Susquehanna has a 90% undivided interest. An additional turbine upgrade is in progress for Unit 1 and is expected to be completed in 2004. Through June 30, 2003, approximately $74 million in total has been incurred on these projects.

  See Note 7 for a discussion of the Lower Mt. Bethel facility.

  International Energy Projects (PPL and PPL Energy Supply)

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

  The purchase of Mirant's interest in WPD was accounted for as a step-acquisition and resulted in the consolidation of WPD's accounts by PPL and PPL Energy Supply.

  The assets acquired and liabilities assumed were recorded at estimated fair value as determined by management based on information currently available, including an independent appraisal of the fair value of acquired property, plant and equipment and intangible assets. Management is also completing its review and determination of fair value of other assets acquired and liabilities assumed, including pre-acquisition contingencies. Accordingly, the allocation of purchase price is preliminary and may be revised as additional information becomes available. The following table summarizes the preliminary allocation of purchase price based on estimated fair values of the assets acquired and liabilities assumed at the date of acquisition, plus the book value of assets and liabilities underlying PPL Global's previous 51% equity ownership:

Current assets	$228

Investments (a)	(447)

Property, plant and equipment	3,437

Goodwill	198

Other	244

Total assets acquired	3,660

Current liabilities	787

Long-term debt	1,581

Other	1,056

Total liabilities assumed	3,424

Net assets acquired	$236

(a)	Includes the reversal of PPL Global's equity investment.

  The goodwill reflected above includes the remaining value of PPL Global's 51% share of the goodwill recognized by WPD on its acquisition of Hyder.

  The PPL income statements for the six months ended June 30, 2003 and 2002 include consolidated WPD results for the six-month periods ended May 31, 2003 and 2002. This reflects PPL Global's policy of recording the results of foreign controlled subsidiaries on a one-month lag. The portion of earnings attributable to Mirant, $28 million and $53 million for the three and six months ended June 30, 2002, is reported on the Statement of Income in "Minority Interest."

  Write-down of International Energy Projects - CEMAR

  At December 31, 2001, PPL Global estimated that the long-term viability of its CEMAR investment was jeopardized and that there was minimal probability of positive future cash flows. At that time, PPL Global recorded an impairment loss in the carrying value of its net assets in CEMAR. At March 31, 2002, PPL Global recorded a further impairment loss of $6 million, which was charged to "Write-down of international energy projects" on the Statement of Income. In June 2002, PPL made a decision to exit the investment. PPL Global's remaining portion of its CEMAR investment, $94 million, was written-off as of June 30, 2002.

  On August 21, 2002, ANEEL authorized an administrative intervention in CEMAR and fully assumed operational and financial control of the company. In its public announcement relating to the intervention, ANEEL said that its intervention and control of CEMAR would last for an initial term of 180 days and that it could be extended.

  The intervenor appointed by ANEEL issued a public statement and schedule for the transfer of the ownership interest in CEMAR to a new owner. Although the schedule announced by the intervenor reflected a closing for the transfer of control of CEMAR to a third party on December 20, 2002, the closing did not occur. The deadline for the sale process was extended to February 17, 2003, the same day the initial term of the intervention was scheduled to end. No conforming bids were submitted to ANEEL by the February 17 deadline due to three outstanding injunctions preventing the sale process from continuing. ANEEL publicly announced a 180-day extension of the initial intervention on February 14, citing the continuing unresolved financial crisis of CEMAR as the primary reason for the extension. As of February 11, 2003, due to the inability to discharge their obligations under the continuing intervention, PPL-related officers and directors of CEMAR resigned from their respective positions.

  In April 2003, PPL learned that the Brazilian Federal Appellate Court hearing the appeal of one of the above-mentioned injunctions accepted ANEEL's arguments and cancelled the injunction. In June, ANEEL's officials indicated to PPL that the other two injunctions outstanding against the sale process had been lifted as well. The intervenor appointed by ANEEL issued a public statement and revised schedule for the transfer of the ownership interest in CEMAR to a new owner. In July, ANEEL pre-qualified a Brazilian private equity fund, GP Investimentos (GP), as the sole qualified bidder. ANEEL is expected to announce a decision on GP's proposal on August 12. Although the current schedule reflects a closing for the transfer of control of CEMAR to a third party on August 15, 2003, which is also the end of the second 180-day intervention period, there is significant risk that this timetable will not be met. PPL has reiterated to ANEEL its desire to transfer its ownership interest in CEMAR.

  Based on these and other events described more fully in each Registrant's Annual Report to the SEC on Form 10-K for the year ended December 31, 2002, PPL Global no longer controls or manages CEMAR and PPL Global has deconsolidated the financial assets and liabilities of CEMAR from its financial statements. Consistent with the cost method of accounting, PPL Global is no longer recording CEMAR's operating results. PPL Global does not believe that it would be appropriate to reconsolidate CEMAR post-intervention because it is not the primary beneficiary, as defined under FIN 46. See Note 14 for additional information on FIN 46.

  At June 30, 2003, the negative investment in CEMAR of $19 million was included in "Deferred Credits and Other Noncurrent Liabilities - Other." Any negative carrying value will be reversed upon the final sale or other disposition of the company.

  Sales

  In the second quarter of 2003, a subsidiary of WPD sold certain Hyder properties. PPL Global received approximately $17 million from the sales, and recorded a pre-tax gain of about $2 million. This gain is included in "Other Income - net" on the Statement of Income.

  Other (PPL)

  In April 2003, a subsidiary of PPL Telcom acquired the fiber optic network of a Fairfax, Virginia-based company for approximately $21 million, consisting of $9 million in cash and a $12 million capital lease obligation for the right to use portions of a fiber optic network. The 1,330-route-mile metropolitan area fiber network connects New York, northern New Jersey, Philadelphia, Baltimore and Washington, D.C. The acquisition required certain regulatory approvals and authorizations in the area served by the network.

  Commitments and Contingent Liabilities

  Energy Purchases and Sales Commitments

  Liability for Above Market NUG Contracts (PPL, PPL Energy Supply and PPL Electric)

  In 1998, PPL Electric recorded a loss accrual for above market contracts with NUGs of $854 million, due to its generation business being deregulated. Effective January 1999, PPL Electric began reducing this liability as an offset to "Energy purchases" on the Statement of Income. This reduction is based on the estimated timing of the purchases from the NUGs and projected market prices for this generation. The final existing NUG contract expires in 2014. In connection with the corporate realignment, effective July 1, 2000, the remaining balance of this liability was transferred to PPL EnergyPlus. At June 30, 2003, the remaining liability associated with the above market NUG contracts was $390 million.

  Wholesale Energy Commitments

  (PPL, PPL Energy Supply and PPL Montana)

  As part of the purchase of generation assets from Montana Power, PPL Montana assumed a power purchase agreement and another power sales agreement. In accordance with purchase accounting guidelines, PPL Montana recorded liabilities of $118 million as the estimated fair value of these agreements at the acquisition date. These liabilities are being reduced over the terms of the agreements, through 2010, as adjustments to "Wholesale energy marketing" revenues and "Energy purchases" on the Statement of Income. The unamortized balance of these liabilities at June 30, 2003 was $62 million.

  On July 1, 2002, PPL EnergyPlus began to sell to NorthWestern an aggregate of 450 MW of energy to be supplied by PPL Montana. Under two five-year agreements, PPL EnergyPlus is supplying 300 MW of around-the-clock electricity and 150 MW of unit-contingent on-peak electricity.

  (PPL and PPL Energy Supply)

  In April 2003, PPL EnergyPlus entered into an agreement with Arizona Public Service Company to provide 112 MW of electricity from July through September of 2003 and 150 MW from June through September of 2004 and 2005.

  In May 2003, PPL EnergyPlus entered into agreements with Tucson Electric Power Company to provide 37 MW of electricity from June through December of 2003 and 75 MW from January 2004 through December 2006.

  In May 2003, PPL EnergyPlus entered into a 20-year agreement with Community Energy, Inc. to purchase energy from its Bear Creek wind power project in northeastern Pennsylvania. The project is expected to produce up to 20 MW and is not expected to be completed earlier than December 2003.

  Legal Matters

  (PPL, PPL Energy Supply, PPL Electric and PPL Montana)

  PPL and its subsidiaries are involved in numerous legal proceedings, claims and litigation in the ordinary course of business. PPL and its subsidiaries cannot predict the ultimate outcome of such matters, or whether such matters may result in material liabilities.

  Tax Assessment Appeals

  (PPL and PPL Energy Supply)

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

  Of the three pending proceedings in Pennsylvania, only the appeal concerning the assessed value of the Susquehanna nuclear station will result in annual local taxes exceeding $1 million. PPL's appeal of the Susquehanna station assessment was decided in its favor by the Luzerne County Court of Common Pleas, and PPL subsequently settled with the local taxing authorities, resulting in annual local tax liability of approximately $3 million for tax years 2000 and beyond and no additional PURTA tax liability for tax years 1998 and 1999. However, the settlement of the tax liability for tax years 1998 and 1999 is subject to the outcome of claims asserted by certain intervenors which are described below.

  In August 2000, over PPL's objections, the Luzerne County Court of Common Pleas permitted Philadelphia City and County, the Philadelphia School District and the Southeastern Pennsylvania Transportation Authority (SEPTA) (collectively, the "Philadelphia parties") to intervene in the case because a change in the assessment of the plant affected the amount they collected under PURTA for the tax years 1998 and 1999. Following the court's decision in PPL's favor, the Philadelphia parties appealed the matter to the Commonwealth Court, and PPL cross-appealed on the issue of the right of the Philadelphia parties to intervene. Based on the appraisal obtained by the Philadelphia parties, PPL would be required to pay up to an extra $213 million in PURTA taxes for tax years 1998 and 1999. As a result of these proceedings and appeals, it is possible that a final determination of market value and the associated tax liability for 1998 and 1999 may not occur for several years.

  (PPL, PPL Energy Supply and PPL Montana)

  PPL Montana is currently protesting certain property tax assessments by the Montana Department of Revenue (MDOR) on its generation facilities. The tax liabilities in dispute are approximately $2 million for 2000 and 2001 and $9 million for 2002. PPL Montana's dispute with respect to most of the 2002 tax liability is based on the assessed value used by the MDOR for PPL Montana's hydroelectric facilities versus the assessed value used for the facilities of another hydroelectric generator in the state. The state tax appeals board is scheduled to hear the 2000 and 2001 disputes in January 2004, while the hearing for the 2002 dispute is scheduled for April 2004.

  Montana Power Shareholders' Litigation (PPL, PPL Energy Supply and PPL Montana)

  In August 2001, a purported class-action lawsuit was filed by a group of shareholders of Montana Power against Montana Power, the directors of Montana Power, certain advisors and consultants of Montana Power and PPL Montana. The plaintiffs allege, among other things, that Montana Power was required to, and did not, obtain shareholder approval of the sale of Montana Power's generation assets to PPL Montana in 1999. Although most of the claims in the complaint are against Montana Power, its board of directors, and its consultants and advisors, two claims are asserted against PPL Montana. In the first claim, plaintiffs seek a declaration that because Montana Power shareholders did not vote on the 1999 sale of generating assets to PPL Montana, that sale "was null and void ab initio." The second claim alleges that PPL Montana was privy to and participated in a strategy whereby Montana Power would sell its generation assets to PPL Montana without first obtaining Montana Power shareholder approval, and that PPL Montana has made net profits in excess of $100 million as the result of this alleged illegal sale. In the second claim, plaintiffs request that the court impose a "resulting and/or constructive trust" on both the generation assets themselves and all profits, plus interest on the amounts subject to the trust. This lawsuit is currently pending in federal court in Montana. PPL, PPL Energy Supply and PPL Montana cannot predict the outcome of this matter.

  Energy West Litigation (PPL, PPL Energy Supply and PPL Montana)

  In July 2001, PPL Montana filed an action in state court and a responsive pleading in federal court, both related to a breach of contract by Energy West Resources, Inc. (Energy West), a Great Falls, Montana-based energy aggregator. PPL Montana was seeking a judgment that Energy West violated the terms of the contract under which it supplied energy to Energy West during the period July 1, 2000 through June 30, 2002. All litigation in this matter was consolidated in the U.S. District Court for the District of Montana, Great Falls Division. In June 2003, PPL Montana and Energy West agreed to settle the litigation. Under the terms of the settlement, Energy West agreed to pay PPL Montana $3 million, of which $1 million was paid in June and the remaining $2 million is to be paid in September 2003.

  NorthWestern Corporation Litigation (PPL, PPL Energy Supply and PPL Montana)

  In connection with the acquisition of the Montana generation assets, the Montana Power APA, which was previously assigned to PPL Montana by PPL Global, includes a provision concerning the proposed purchase by PPL Montana of a portion of NorthWestern's interest in the 500-kilovolt Colstrip Transmission System (CTS) for $97 million. During 2002, PPL Montana had been in discussions with NorthWestern regarding the proposed purchase of the CTS and the claims that PPL Montana believes it has against NorthWestern arising from the Montana Power APA and related agreements. Notwithstanding such discussions, in September 2002, NorthWestern filed a lawsuit against PPL Montana in Montana state court seeking specific performance of PPL Montana's purchase of the CTS or, alternatively, damages for breach of contract. Pursuant to PPL Montana's application, the matter was removed to the U.S. District Court for the District of Montana, Butte Division. Following removal, NorthWestern asserted additional claims for damages against PPL Montana, and PPL Montana filed defenses denying liability for NorthWestern's claims as well as counterclaims against NorthWestern seeking damages PPL Montana believes it has suffered under the Montana Power APA and related agreements. This matter is currently scheduled for trial in mid-2005. PPL, PPL Energy Supply and PPL Montana cannot predict the outcome of this litigation.

  Regulatory Issues

  California ISO and Pacific Northwest (PPL, PPL Energy Supply and PPL Montana)

  Through its subsidiaries, PPL has made approximately $18 million of sales to the California ISO, of which $17 million has not been paid to PPL subsidiaries. Given the myriad of electricity supply problems presently faced by the California electric utilities and the California ISO, PPL cannot predict whether or when it will receive payment. As of June 30, 2003, PPL has fully reserved for possible underrecoveries of payments for these sales.

  Regulatory proceedings arising out of the California electricity supply situation have been filed at the FERC. The FERC has determined that all sellers of energy into markets operated by the California ISO and the California Power Exchange, including PPL Montana, should be subject to refund liability for the period beginning October 2, 2000 through June 20, 2001 and initiated an evidentiary hearing concerning refund amounts. In April 2003, the FERC changed the manner in which this refund liability is to be computed and ordered further proceedings to determine the exact amounts that the sellers, including PPL Montana, would be required to refund.

  In June 2003, the FERC took several actions as a result of a number of related investigations. The FERC terminated proceedings pursuant to which it had been considering whether to order refunds for spot market bilateral sales made in the Pacific Northwest, including sales made by PPL Montana, during the period December 2000 through June 2001. The FERC explained that the totality of the circumstances made refunds unfeasible and inequitable, and that it had provided adequate relief by adopting a price cap throughout the western U.S. The FERC also denied pending complaints against long-term contracts in the western U.S. In these complaints, various power buyers challenged selected long-term contracts that they entered into during 2000 and 2001, complaining that the power prices were too high and reflected manipulation of those energy markets. The FERC found that the complainants had not met their burden of showing that changing or canceling the contracts was "in the public interest" and that the dysfunction in the California markets did not justify changing these long-term contracts. In two separate orders, the FERC also ordered 65 different companies, agencies or municipalities to show cause why they should not be ordered to disgorge profits for gaming or anomalous market behavior during 2000 and 2001. These orders to show cause address both unilateral and joint conduct identified as the "Enron trading strategies." Neither PPL EnergyPlus nor PPL Montana were included in these orders to show cause, and they previously have explained in responses to data requests from the FERC that they have not, and did not, engage in such trading strategies. Finally, the FERC issued a new investigation order directing its staff to investigate any bids made into the California markets in excess of $250/MWh during the period from May 2000 to October 2000, a period of time prior to the period examined in connection with most of the proceedings described above. To their knowledge, neither PPL EnergyPlus nor PPL Montana are being investigated by the FERC under this new order.

  Litigation arising out of the California electricity supply situation has been filed in California courts against sellers of energy to the California ISO. The plaintiffs and intervenors in these legal proceedings allege, among other things, abuse of market power, manipulation of market prices, unfair trade practices and violations of state antitrust laws, and seek other relief, including treble damages and attorneys' fees. While PPL's subsidiaries have not been named by the plaintiffs in these legal proceedings alleging abuses of market power, manipulation of market prices, unfair trade practices and violations of state antitrust laws, PPL Montana was named by a defendant in its cross-complaint in a consolidated court proceeding, which combined into one master proceeding several of the lawsuits alleging antitrust violations and unfair trade practices. This generator denies that any unlawful, unfair or fraudulent conduct occurred but asserts that, if it is found liable, the other generators and power marketers, including PPL Montana, caused, contributed to and/or participated in the plaintiffs' alleged losses.

  Also, in May 2003, the Port of Seattle filed a lawsuit in federal district court in Seattle against eighteen defendants, including PPL Montana. The lawsuit asserts claims against all defendants under the federal and state antitrust laws, the federal Racketeer Influenced and Corrupt Organizations Act and for common law fraud. The complaint centers on many of the same alleged activities that are the basis for the litigation arising out of the California electricity supply situation described above. The Port of Seattle is seeking actual, trebled and punitive damages, as well as attorneys' fees.

  While PPL and its subsidiaries believe that they have not engaged in any improper trading practices, they cannot predict whether, or the extent to which, any PPL subsidiaries will be the target of any additional governmental investigations or named in other lawsuits or refund proceedings, the outcome of any such lawsuits or proceedings or whether the ultimate impact on them of the electricity supply situation in California and other western states will be material.

  PJM Capacity Transactions (PPL, PPL Energy Supply and PPL Electric)

  In November 2001, the PJM Market Monitor publicly released a report prepared for the PUC entitled "Capacity Market Questions" relating to the pricing of installed capacity in the PJM daily market during the first quarter of 2001. The report concluded that PPL EnergyPlus (identified in the report as "Entity 1") was able to exercise market power to raise the market-clearing price above the competitive level during that period. PPL EnergyPlus does not agree with the Market Monitor's conclusions that it exercised market power, and the Market Monitor acknowledged in his report that PJM's standards and rules did not prohibit PPL EnergyPlus' conduct. In November 2001, the PUC issued an Investigation Order directing its Law Bureau to conduct an investigation into the PJM capacity market and the allegations in the Market Monitor's report. In June 2002, the PUC issued an investigation report alleging, among other things, that PPL had unfairly manipulated electricity markets in early 2001. The PUC stated that it was not authorized to, and was not attempting to, adjudicate the merits of PPL's defenses to its allegations, but referred the matter to the U.S. Department of Justice - Antitrust Division, or DOJ, the FERC and the Pennsylvania Attorney General.

  In June 2003, the DOJ notified PPL that it had closed its investigation in this matter. Also in June, the Pennsylvania Attorney General's office completed its investigation and notified the PUC that PPL did not violate antitrust or other laws in its capacity market activities. The FERC already has completed two investigations related to these capacity market questions and has found no reason to take action against PPL. PPL continues to believe that the PUC's report is inaccurate, that its conclusions are groundless, and that PPL acted ethically and legally, in compliance with all applicable laws and regulations.

  In September 2002, PPL was served with a complaint filed by Utilimax.com, Inc., which was a member of PJM, in the U.S. District Court for the Eastern District of Pennsylvania against PPL and PPL EnergyPlus alleging, among other things, violations of the federal antitrust laws in connection with the capacity transactions described in the Market Monitor's report. The court dismissed the complaint with prejudice in July 2003.

  In addition, in December 2002, PPL was served with a complaint against PPL, PPL EnergyPlus and PPL Electric filed in the same court by a group of 14 Pennsylvania boroughs that apparently alleges, in broad terms, similar violations of the federal antitrust laws. These boroughs are wholesale customers of PPL Electric. Although PPL, PPL EnergyPlus and PPL Electric believe the claims in this complaint are without merit and intend to defend the action vigorously, they cannot predict the outcome of this matter.

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

  FERC Proposed Rules (PPL, PPL Energy Supply, PPL Electric and PPL Montana)

  In July 2002, the FERC issued a Notice of Proposed Rulemaking entitled "Remedying Undue Discrimination through Open Access Transmission Service and Standard Electricity Market Design." The proposed rule is currently available for public comment and contains a proposed implementation date of July 31, 2003. However, since the issuance of the proposed rule, the FERC has delayed the implementation date. This far-reaching proposed rule, in its current form, purports to establish uniform transmission rules and establish a standard market design by, among other things:

·	enacting standard transmission tariffs and uniform market mechanisms,
·	monitoring and mitigating "market power,"
·	managing transmission congestion through pricing and tradable financial rights,
·	requiring independent operational control over transmission facilities,
·	forming state advisory committees on regional transmission organizations and resource adequacy, and
·	exercising FERC jurisdiction over all transmission service.

  In April 2003, the FERC issued a white paper describing certain modifications to the proposed rule. The FERC has requested comments and is holding numerous public comment sessions concerning the white paper.

  In an order issued in June 2003, the FERC requested comments on a proposal to condition all new and existing electric market-based tariffs and authorizations to include provisions prohibiting the seller from engaging in anticompetitive behavior or the exercise of market power. The FERC order proposes a list of market behavior rules that, if adopted, would apply to all electric market-based rate tariffs and authorizations, including PPL EnergyPlus and any other PPL subsidiaries that hold market-based rate authority.

  If adopted, these proposed rules may have a significant impact on PPL and its subsidiaries, which cannot be predicted at this time.

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

  The Kerr Dam Project license was jointly issued by the FERC to Montana Power and the Confederated Salish and Kootenai Tribes of the Flathead Reservation in 1985, and required Montana Power to hold and operate the project for 30 years. The license required Montana Power, and subsequently PPL Montana as a result of the purchase of the Kerr Dam from Montana Power, to continue to implement a plan to mitigate the impact of the Kerr Dam on fish, wildlife and the habitat. Such implementation will require remaining payments totaling approximately $6 million between 2003 and 2020.

  PPL Montana entered into a Memorandum of Understanding (MOU) with state, federal and private entities related to the issuance in 2000 of the FERC renewal license for the nine dams for the Missouri-Madison project. The MOU requires PPL Montana to implement plans to mitigate the impact of its projects on fish, wildlife, habitat and to increase recreational opportunities. The MOU was created to maximize collaboration between the parties and possibilities for matching funds. Such implementation will require remaining payments by PPL Montana totaling $19 million between 2003 and 2010.

  Wallingford Deactivation (PPL and PPL Energy Supply)

  In January 2003, PPL negotiated an agreement with the ISO - New England that would declare that four of the five units at PPL's Wallingford, Connecticut facility are "reliability must run" units and put those units under cost-based rates. This agreement and the cost-based rates are subject to the FERC's approval, and PPL filed a request with the FERC for such approval. PPL requested authority for cost-based rates because the current and anticipated wholesale prices in New England are insufficient to cover the costs of keeping these units available for operation. In March 2003, PPL filed an application with the New England Power Pool to temporarily deactivate these four units. In May 2003, FERC denied PPL's request for cost-based rates in light of FERC's changes to the market and bid mitigation rules of the ISO - New England made in a similar case involving generating units owned by NRG Energy, Inc. PPL subsequently has explained to the FERC that its changes to the market and bid mitigation rules of ISO - New England will not provide sufficient revenues to PPL, and PPL continues to seek approval of its cost-based rates. However, PPL has informed the New England Power Pool that it will not pursue its request to temporarily deactivate certain Wallingford units. PPL cannot predict whether the FERC will eventually approve its request for cost-based rates.

  IRS Synthetic Fuels Tax Credits (PPL and PPL Energy Supply)

  Through its subsidiaries, PPL operates a synfuel facility in Somerset, Pennsylvania and receives tax credits pursuant to Section 29 of the Internal Revenue Code based on its sale of synfuel to unaffiliated third-party purchasers. Section 29 of the Internal Revenue Code provides tax credits for the production and sale of solid synthetic fuels produced from coal. To qualify for the Section 29 tax credits, the synthetic fuel must meet three primary conditions: (i) there must be a significant chemical change in the coal feedstock, (ii) the product must be sold to an unaffiliated entity, and (iii) the production facility must have been placed in service before July 1, 1998. Section 29 tax credits are currently scheduled to expire at the end of 2007.

  PPL received a private letter ruling from the IRS in November 2001 pursuant to which, among other things, the IRS concluded that the synthetic fuel produced at the Somerset facility qualifies for Section 29 tax credits. PPL uses the Covol technology to produce synfuel at the Somerset facility, and the IRS issued the private letter ruling after its review and approval of that technology. In reliance on this private letter ruling, PPL has sold synfuel produced at the Somerset facility resulting in an aggregate of approximately $120 million of tax credits as of June 30, 2003. PPL has projected that the Somerset facility will contribute approximately $0.15 to its EPS in each year from 2003 through 2007. PPL also purchases synfuel from unaffiliated third parties, at prices below the market price of coal, for use at its coal-fired power plants.

  On June 27, 2003, the IRS announced that it has reason to question the scientific validity of certain test procedures and results that have been presented to it by taxpayers with interests in synfuel operations as evidence that the required significant chemical change has occurred, and that it is currently reviewing information regarding these test procedures and practices. Accordingly, the IRS has suspended the issuance of private letter rulings concerning whether a significant chemical change has occurred for requests relying on the procedures and results being reviewed. In addition, the IRS indicated that it may revoke existing private letter rulings that relied on the procedures and results under review if it determines that those test procedures and results do not demonstrate that a significant chemical change has occurred.

  PPL does not know the specific nature of the synfuel production procedures and results that are being reviewed by the IRS. At this time, PPL cannot predict the outcome of the IRS' review, when the review will be completed or the ultimate impact, if any, of the review on PPL. PPL believes that it is justified in its reliance on the private letter ruling for the Somerset facility, that the test results that it presented to the IRS in connection with its private letter ruling are scientifically valid and that it has operated the Somerset facility in compliance with the private letter ruling and Section 29 of the Internal Revenue Code.

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

  In June 2003, the Regulator published a report on the quality of supply from April 2001 through March 2002. The report confirms that WPD (South West) and WPD (South Wales) met or exceeded such standards and that no payments were made by either company.

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

  Air (PPL, PPL Energy Supply and PPL Montana)

  The Clean Air Act deals, in part, with acid rain, attainment of federal ambient ozone standards and toxic air emissions in the U.S. PPL's subsidiaries are in substantial compliance with the Clean Air Act. The Bush administration and certain members of Congress have made proposals regarding possible amendments to the Clean Air Act. These amendments could require significant further reductions in nitrogen oxide, sulfur dioxide and mercury and could possibly require measures to limit carbon dioxide. In addition, several states have taken their own actions requiring mandatory carbon dioxide emission reductions. Pennsylvania and Montana have not at this time established any formal programs to address carbon dioxide and other greenhouse gases.

  The Pennsylvania DEP has finalized regulations requiring further seasonal (May-June) nitrogen oxide reductions to 80% from 1990 levels starting in 2003. These regulations are pursuant to EPA's 1998 State Implementation Plan (SIP) call to 22 eastern states, including Pennsylvania, to revise their state implementation plans. PPL expects to achieve the 2003 nitrogen oxide reductions with the recent installation of SCR technology on the Montour units, and may install SCR technology on one or more Brunner Island units at a later date.

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

  The EPA has finalized some changes to its "New Source" regulations, which do not significantly affect PPL's plants. The EPA is also proposing to further revise its regulations regarding the exemption from the requirement for power plants to either meet "New Source" performance standards or undergo "New Source" review in the case of certain maintenance and repair activities. The outcome and cost of addressing these proposals, if finalized, are not now determinable, but could be significant.

  The New Jersey DEP and some New Jersey residents raised environmental concerns with respect to the Martins Creek plant, particularly with respect to sulfur dioxide emissions and the opacity of the plant's plume. These issues were raised in the context of an appeal by the New Jersey DEP of the Air Quality Plan Approval issued by the Pennsylvania DEP to the adjacent Lower Mt. Bethel facility, which is currently under construction. PPL Martins Creek had been discussing these concerns with the New Jersey DEP and the Pennsylvania DEP. In May 2003, PPL Generation, the parent company of Lower Mt. Bethel and PPL Martins Creek, entered into an agreement in principle with the New Jersey DEP pursuant to which it will reduce sulfur dioxide emissions from its Martins Creek power plant. Under the preliminary agreement, PPL will shut down or repower the plant's two coal-fired generating units by September 2007 and reduce the fuel sulfur content for those units as well as the plant's two oil-fired units beginning in 2004. In addition, PPL will donate to a non-profit organization 70% of the excess emission allowances and emission reduction credits that result from shutting down or repowering the coal units. The Pennsylvania DEP concurs with the agreement. As a result of the agreement, the New Jersey DEP will withdraw its challenge to the Air Quality Plan Approval for the Lower Mt. Bethel facility. If the agreement is finalized, the costs to PPL will not be material. The agreement does not address the opacity issues. If it is determined that opacity must be addressed, the cost is not now determinable, but could be significant.

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

  The EPA has significantly tightened the water quality standard for arsenic. The revised standard may require several PPL subsidiaries to either further treat wastewater or take abatement action at their power plants, or both. The cost of complying with the revised standard is not now determinable, but could be significant.

  The EPA recently finalized requirements for new or modified water intake structures. These requirements will affect where generating facilities are built, will establish intake design standards, and could lead to requirements for cooling towers at new and modified power plants. If the source of water for the plants is surface water, these rules could impose significant capital and operating costs on PPL subsidiaries. Another new rule, expected to be finalized in 2004, will address existing structures. Each of these rules could impose additional costs on PPL subsidiaries, which are not now determinable, but which could be significant.

  Superfund and Other Remediation

  (PPL and PPL Electric)

  In 1995, PPL Electric entered into a consent order with the Pennsylvania DEP to address a number of sites where it may be liable for remediation. This may include potential PCB contamination at certain PPL Electric substations and pole sites; potential contamination at a number of coal gas manufacturing facilities formerly owned or operated by PPL Electric; and oil or other contamination which may exist at some of PPL Electric's former generating facilities. Remedial actions are now under way at a site in Sunbury, Pennsylvania. As of June 30, 2003, work has been completed on over 90% of the sites included in the consent order. Additional sites formerly owned or operated by PPL Electric are added to the consent order on a case-by-case basis.

  In 1996, PPL Gas Utilities entered into a similar consent order with the Pennsylvania DEP to address a number of sites where subsidiaries of PPL Gas Utilities may be liable for remediation. The sites primarily include former coal gas manufacturing facilities. Subsidiaries of PPL Gas Utilities are also investigating the potential for any mercury contamination from gas meters and regulators. Accordingly, PPL Gas Utilities and the Pennsylvania DEP have agreed to add 72 meter/regulation sites to the consent order. As of June 30, 2003, PPL Gas Utilities had addressed 15% of the sites under its consent order.

  At June 30, 2003, PPL Electric and PPL Gas Utilities had accrued approximately $6 million and $9 million, representing the estimated amounts they will have to spend for site remediation, including those sites covered by each company's consent orders mentioned above. Depending on the outcome of investigations at sites where investigations have not begun or have not been completed, the costs of remediation and other liabilities could be substantial.

  (PPL, PPL Energy Supply and PPL Montana)

  In conjunction with its 1999 sale of generating assets to PPL Montana, Montana Power prepared a Phase I and Phase II Environmental Site Assessment. The assessment identified various groundwater remediation issues. Based upon subsequent assessments and actions taken by PPL Montana, the costs to PPL Montana of the groundwater remediation measures identified in those assessments are expected to be approximately $3 million. However, additional expenditures could be required in amounts which are not now determinable, but which could be significant.

  In May 2003, approximately 40 plaintiffs brought an action in Montana state court against PPL Montana and the other owners of the Colstrip plant alleging property damage from freshwater pond seepage and contamination from wastewater ponds at the plant. This action could result in PPL Montana and the other Colstrip owners being required to take additional remedial measures, the costs of which are not now determinable, but which could be significant.

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

  Asbestos (PPL and PPL Energy Supply)

  There have been increasing litigation claims throughout the U.S. based on exposure to asbestos against companies that manufacture or distribute asbestos products or that have these products on their premises. Certain of PPL's generation subsidiaries and certain of its energy services subsidiaries, such as those that have supplied, may have supplied or installed asbestos material in connection with the repair or installation of process piping and heating, ventilating and air conditioning systems, have been named as defendants in asbestos-related lawsuits. PPL cannot predict the outcome of these lawsuits or whether additional claims may be asserted against its subsidiaries in the future. PPL does not expect that the ultimate resolution of the current lawsuits will have a material adverse effect on its financial condition.

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

  Lower Mt. Bethel (PPL and PPL Energy Supply)

  The Air Quality Plan Approval issued by the Pennsylvania DEP for construction of the Lower Mt. Bethel facility was appealed by the New Jersey DEP to the Pennsylvania DEP Environmental Hearing Board. In May 2003, PPL Generation entered into an agreement in principle with the New Jersey DEP pursuant to which PPL will, among other things, reduce the sulfur dioxide emissions from its Martins Creek power plant and the New Jersey DEP will withdraw its challenge to the Air Quality Plan Approval for the Lower Mt. Bethel facility. If the agreement is finalized, PPL's costs to comply will not be material.

  In addition, in August 2002, the Northampton County Court of Common Pleas issued a decision concerning the permissible noise levels from the Lower Mt. Bethel facility when it becomes operational. Specifically, the court's decision addressed the noise measurement criteria and the point at which the noise levels are to be measured. PPL appealed the court's decision to the Commonwealth Court, and an intervenor in the lawsuit cross-appealed the court's decision. In May 2003, the Commonwealth Court remanded the case to the Court of Common Pleas for further findings of fact concerning the zoning application relating to the construction of the facility. The Lower Mt. Bethel facility is expected to be operational in early 2004. PPL and PPL Energy Supply cannot predict the outcome of this matter or its ultimate impact on the Lower Mt. Bethel facility, but such impact may be material.

  Environmental Matters - International (PPL and PPL Energy Supply)

  U.K.

  WPD's distribution businesses are subject to numerous regulatory and statutory requirements with respect to environmental matters. WPD believes it has taken and continues to take measures to comply with the applicable laws and governmental regulations for the protection of the environment. There are no material legal or administrative proceedings pending against WPD with respect to environmental matters. See "Environmental Matters-Domestic-Electric and Magnetic Fields" for a discussion of EMFs.

  Latin America

  Certain of PPL's affiliates have electric distribution operations in Latin America. PPL believes that these operations are in compliance in all material respects with all applicable laws and government regulations to protect the environment. There are no material legal or administrative proceedings pending against PPL's affiliates in Latin America with respect to environmental matters.

  Other

  Commitments - Acquisitions, Development and Lease Activities (PPL and PPL Energy Supply)

  At June 30, 2003, a lessor had $25 million of purchase commitments for domestic construction projects for which a PPL subsidiary is the construction agent. PPL's exposure is limited to the guarantees under the operating lease. See Note 14 for additional information on guarantees under operating lease arrangements.

  Nuclear Insurance (PPL and PPL Energy Supply)

  PPL Susquehanna is a member of certain insurance programs which provide coverage for property damage to members' nuclear generating stations. Facilities at the Susquehanna station are insured against property damage losses up to $2.75 billion under these programs. PPL Susquehanna is also a member of an insurance program which provides insurance coverage for the cost of replacement power during prolonged outages of nuclear units caused by certain specified conditions. Under the property and replacement power insurance programs, PPL Susquehanna could be assessed retroactive premiums in the event of the insurers' adverse loss experience. At June 30, 2003, this maximum assessment was about $40 million.

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

  (PPL)

  PPL fully and unconditionally guarantees the medium-term notes of PPL Capital Funding, a wholly-owned financing subsidiary of PPL. PPL also fully and unconditionally guarantees all of the obligations of PPL Capital Funding Trust I, a wholly-owned financing subsidiary of PPL, under the trust preferred securities that are a component of the PEPS Units.

  (PPL, PPL Energy Supply, PPL Electric and PPL Montana)

  PPL, PPL Energy Supply, PPL Electric and PPL Montana provide certain guarantees that are required to be disclosed in accordance with FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34." See Note 14 for a discussion of FIN 45. The guarantees provided as of June 30, 2003 are discussed below. In accordance with the provisions of FIN 45, the fair values of guarantees related to arrangements entered into prior to January 1, 2003, as well as guarantees excluded from the initial recognition and measurement provisions of FIN 45, are not recorded in the financial statements.

  (PPL)

  PPL or its subsidiaries provide guarantees in the aggregate amount of approximately $20 million, as of June 30, 2003, related to debt of unconsolidated entities. The guarantees are reduced as the related debt balances decline, and they expire from June 2006 through April 2009.

  (PPL Energy Supply)

  PPL Energy Supply has entered into several standby letter of credit arrangements under its $500 million credit facility for the purposes of protecting various third parties against nonperformance by PPL and PPL Gas Utilities. As of June 30, 2003, the aggregate maximum exposure related to these standby letters of credit was $11 million. These letters of credit expire in 2004.

  PPL Energy Supply provides a guarantee in the amount of approximately $10 million, as of June 30, 2003, related to debt of an unconsolidated entity. This guarantee is reduced as the debt balance declines, and it expires in April 2009.

  (PPL and PPL Energy Supply)

  PPL Generation has entered into certain partnership arrangements for the sale of coal to third parties. PPL Generation has also executed support agreements, which expire in 2007, for the benefit of these third party purchasers pursuant to which it guarantees the partnerships' obligations in an amount up to its pro rata ownership interest in the partnerships. PPL Generation's maximum aggregate exposure under these support arrangements was approximately $9 million as of June 30, 2003.

  Certain PPL Generation subsidiaries provide residual value guarantees under the operating leases for the Sundance, University Park and Lower Mt. Bethel generation facilities. See Note 14 for further discussion of these residual value guarantees.

  PPL Susquehanna is contingently obligated to pay $40 million related to potential retroactive premiums that could be assessed under its nuclear insurance programs. Additionally, under the Price Anderson Amendments Act of 1988, PPL Susquehanna could be assessed up to $176 million for each incident at any of the nuclear reactors covered by this Act. See "Nuclear Insurance" for additional information.

  PPL EnergyPlus is party to a wide range of energy trading or purchase and sale agreements pursuant to which the parties indemnify each other for any damages arising from events that occur while the indemnifying party has title to the electricity or natural gas. For example, in the case of the party that is delivering the product, such party would be responsible for damages arising from events occurring prior to delivery. The overall maximum amount of the obligation under such indemnifications cannot be reasonably estimated. Historically, PPL EnergyPlus has not made any significant payments with respect to this type of indemnification. As of June 30, 2003, the aggregate fair value of these indemnifications related to arrangements entered into subsequent to December 31, 2002 was insignificant.

  PPL EnergyPlus enters into written put option contracts under which, in exchange for a premium received, it agrees to purchase a specified quantity of a commodity for a specified price if the counterparty exercises the option. The aggregate carrying value of such contracts that were outstanding as of June 30, 2003 was a net liability of $3 million, which is included in price risk management assets and liabilities on the Balance Sheet. These option contracts expire from July 2003 through August 2004. The aggregate maximum amount of payments that PPL EnergyPlus could be required to make if the options are exercised by the counterparties under these contracts is $33 million.

  In connection with their sales of various businesses, WPD and its affiliates have provided the purchasers with indemnifications that are standard for such transactions, including indemnifications for certain pre-existing liabilities and environmental and tax matters. In addition, in connection with certain of these sales, WPD and its affiliates have agreed to continue their obligations under existing third party guarantees, either for a set period of time following the transactions or upon the condition that the purchasers make reasonable efforts to terminate the guarantees. They have also guaranteed the payment of up to £19 million, or $32 million at current exchange rates, under a contract, which expires in 2005, assigned as part of one of these sales. Finally, WPD and its affiliates remain secondarily responsible for lease payments under certain leases that they have assigned to third parties. These various guarantees vary in duration and in the maximum potential payment, which, except as otherwise noted above, cannot be estimated but which in the aggregate could be material. To date, neither WPD nor any of its affiliates have made any significant payments with respect to these guarantees.

  Certain acquisition agreements relating to the acquisition of mechanical contractors contain provisions that require a PPL Energy Supply subsidiary to make contingent payments to the former owners based upon the profitability of the business unit. The maximum amount of potential payments is not explicitly stated in the acquisition agreements. Such arrangements expire in 2005. PPL Energy Supply estimates that an aggregate of approximately $7 million could be paid under these arrangements.

  Certain agreements relating to the purchase of ownership interests in synfuel projects contain provisions that require certain PPL Energy Supply subsidiaries to make contingent purchase price payments to the former owners. These payments are non-recourse to PPL, PPL Energy Supply and their other subsidiaries and are based primarily upon production levels of the synfuel projects. The maximum amounts of potential payments are not explicitly stated in the agreements. Such arrangements expire in 2007. Based on current expectations, PPL Energy Supply estimates that the subsidiaries could pay up to an aggregate of approximately $66 million under these arrangements.

  (PPL Electric)

  PPL Electric provides a guarantee in the amount of approximately $7 million, as of June 30, 2003, related to debt of an unconsolidated entity. The guarantee expires in June 2008.

  (PPL and PPL Electric)

  PPL Electric leases vehicles and other equipment under four master operating lease agreements. The term for each piece of equipment leased under three of the master agreements is one year, after which time the lease term is extended from month to month until terminated. Under the fourth master agreement, the term for each piece of equipment ranges from one year to three years, after which time the lease term may be extended for certain equipment for up to two additional years. Under these lease arrangements, PPL Electric provides residual value guarantees to the lessors. PPL Electric generally could be required to pay a residual value guarantee if the proceeds received from the sale of a piece of equipment, upon termination of the lease, are less than the expected residual value of the equipment. As of June 30, 2003, the maximum aggregate amount of future payments that PPL Electric could be required to make as a result of these residual value guarantees was approximately $91 million. The aggregate carrying value of PPL Electric's residual value guarantees issued subsequent to December 31, 2002 was $14 million at June 30, 2003 and is included in "Current Liabilities - Other" on the Balance Sheet. These guarantees generally expire within one year, unless the lease terms are extended.

  (PPL, PPL Energy Supply and PPL Montana)

  PPL Montana leases certain equipment under a master operating lease agreement. The term for each piece of equipment leased under the master agreement is one year, after which time the lease term is extended from month to month until terminated. Under this lease arrangement, PPL Montana provides residual value guarantees to the lessor. PPL Montana generally would be required to pay a residual value guarantee if the proceeds received from the sale of a piece of equipment, upon termination of the lease, are less than the expected residual value of the equipment. As of June 30, 2003, the maximum aggregate amount of future payments that PPL Montana could be required to make as a result of these residual value guarantees was approximately $5 million. The aggregate carrying value of PPL Montana's residual value guarantees issued subsequent to December 31, 2002 was insignificant at June 30, 2003. These guarantees generally expire within one year, unless the lease terms are extended.

  (PPL, PPL Energy Supply, PPL Electric and PPL Montana)

  The operating lease arrangements described above and the companies' or their subsidiaries' other lease arrangements include certain indemnifications in favor of the lessors (e.g., tax and environmental matters) with terms that range in duration and scope and that are not explicitly defined. Because the obligated amounts of these types of indemnifications often are not explicitly stated, the overall maximum amount of the obligation under such indemnifications cannot be reasonably estimated. Historically, no significant payments have been made with respect to these indemnifications. As of June 30, 2003, the aggregate fair value of these indemnifications related to arrangements entered into subsequent to December 31, 2002 was insignificant.

  In connection with their issuances of securities, PPL, PPL Energy Supply, PPL Electric and PPL Montana and their subsidiaries engage underwriters, purchasers and purchasing agents to whom they provide indemnification for damages incurred by such parties arising from the companies' material misstatements or omissions in the related offering documents. In addition, in connection with these securities offerings and other financing transactions, the companies also engage trustees or custodial, escrow or other agents to act for the benefit of the investors or to provide other agency services. PPL, PPL Energy Supply, PPL Electric and PPL Montana and their subsidiaries typically provide indemnification to these agents for any liability or expenses incurred by them in performing their obligations. Because the obligated amounts of these types of indemnifications often are not explicitly stated, the overall maximum amount of the obligation under such indemnifications cannot be reasonably estimated. Historically, no significant payments have been made with respect to these indemnifications. As of June 30, 2003, the fair value of these indemnifications related to arrangements entered into subsequent to December 31, 2002 was insignificant.

  PPL, PPL Energy Supply, PPL Electric and PPL Montana and their subsidiaries also have various guarantees in contracts that they enter into in the normal course of business. These guarantees are primarily in the form of various indemnifications as well as warranties, related to services or equipment, that range in duration and coverage and that do not explicitly state the amount of the indemnification obligation. Historically, no significant payments have been made for these guarantees. As of June 30, 2003, the aggregate fair value of these guarantees related to arrangements entered into subsequent to December 31, 2002 was insignificant.

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

  Related Party Transactions

  PLR Contract (PPL Energy Supply and PPL Electric)

  PPL Electric has power sales agreements with PPL EnergyPlus, effective January 1, 2002, to supply all of PPL Electric's PLR load through 2009. Under these contracts, PPL EnergyPlus will provide electricity at the pre-determined capped prices that PPL Electric is authorized to charge its PLR customers. For the three months ended June 30, 2003 and 2002, these purchases totaled $327 million and $339 million. For the six months ended June 30, 2003 and 2002, these purchases totaled $714 million and $708 million. These purchases include nuclear decommissioning recovery and amortization of an up-front contract payment and are included in the Statement of Income as "Energy purchases from affiliate" by PPL Electric and as "Wholesale energy marketing to affiliates" revenues by PPL Energy Supply.

  Under the PLR contracts, PPL Electric is required to make performance assurance deposits with PPL EnergyPlus when the market price of electricity is less than the contract price by more than its contract collateral threshold. Conversely, PPL EnergyPlus is required to make performance assurance deposits with PPL Electric when the market price of electricity is greater than the contract price by more than its contract collateral threshold. At June 30, 2003 and December 31, 2002, neither PPL Electric nor PPL EnergyPlus was required to make performance assurance deposits since the market price of electricity was within contract collateral thresholds.

  In 2001, PPL Electric made a $90 million payment to PPL EnergyPlus in connection with the PLR contracts. The upfront payment is being amortized by both parties over the term of the PLR contracts. The unamortized balance of this payment and other payments under the contract was $75 million at June 30, 2003 and $81 million at December 31, 2002.

  NUG Purchases (PPL Energy Supply and PPL Electric)

  PPL Electric has a reciprocal contract with PPL EnergyPlus to sell electricity purchased under contracts with NUGs. PPL Electric purchases electricity from the NUGs at contractual rates and then sells the electricity at the same price to PPL EnergyPlus. For the three months ended June 30, 2003 and 2002, these NUG purchases totaled $37 million and $40 million and for the six months ended June 30, 2003 and 2002 were $76 million and $82 million. These amounts are included in the Statement of Income as "Wholesale electric to affiliate" revenues by PPL Electric, and as "Energy purchases from affiliates" by PPL Energy Supply.

  Montana Retail Supply (PPL Montana)

  PPL Montana has a memorandum of understanding (MOU) with PPL EnergyPlus regarding the supply of energy to satisfy PPL EnergyPlus' obligations under its retail contracts. This MOU will remain in effect until terminated by mutual consent of the parties, or upon 90 days written notice of termination given by either party to the other party. Under the MOU, energy sales to PPL EnergyPlus for the three months ended June 30, 2003 and 2002 were $15 million and $13 million and for the six months ended June 30, 2003 and 2002 were $31 million and $30 million. These amounts are included in "Wholesale energy marketing to affiliate" revenues on the Statement of Income.

  Brokering and Contract Management Agreement (PPL Montana)

  Under a brokering and contract management agreement between PPL Montana and PPL EnergyPlus, PPL Montana paid PPL EnergyPlus $1 million and $2 million for the three months ended June 30, 2003 and 2002. For the six months ended June 30, 2003 and 2002, the payments were $2 million and $4 million.

  Allocations of Corporate Service Costs (PPL Energy Supply, PPL Electric and PPL Montana)

  PPL Services provides corporate functions such as financial, legal, human resources and information services. PPL Services bills the respective PPL subsidiaries for the cost of such services when they can be specifically identified. The cost of these services that is not directly charged to PPL subsidiaries is allocated to certain of the subsidiaries using a three-factor method based on an average of the subsidiaries' relative invested capital, operation and maintenance expenses, and number of employees. PPL Services allocated the following charges to PPL Energy Supply, PPL Electric and PPL Montana:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Direct expenses

PPL Energy Supply	$23	$23	$45	$43

PPL Electric	16	14	31	28

PPL Montana	2	3	4	4

Overhead costs

PPL Energy Supply	14	11	28	17

PPL Electric	6	7	13	13

PPL Montana	1	3	2	5

  Intercompany Borrowings

  (PPL Energy Supply)

  PPL Energy Supply, primarily through its financing subsidiary PPL Investment Corporation, had notes receivable from affiliates of PPL totaling $227 million and $655 million at June 30, 2003 and December 31, 2002. At June 30, 2003, the largest note receivable was from PPL Energy Funding, with interest equal to LIBOR plus 3% and a balance of $194 million. Interest earned on loans to affiliates, included in "Other Income - net" on the Statement of Income, was $4 million and $6 million for the three months ended June 30, 2003 and 2002 and was $12 million and $11 million for the six months ended June 30, 2003 and 2002.

  (PPL Electric)

  In 2001, PPL Electric made a $150 million demand loan from excess cash to PPL Energy Funding. Interest on the loan is due monthly at an annual interest rate of 4.0%. The outstanding balance of this loan was $100 million and $90 million at June 30, 2003 and December 31, 2002. Intercompany interest income was $1 million for the three months ended June 30, 2002, and was $2 million and $5 million for the six months ended June 30, 2003 and 2002.

  (PPL Montana)

  In 2002, PPL Montana entered into a $100 million three-year credit facility with PPL Investment Corporation on market terms to meet its liquidity needs. PPL Montana had outstanding borrowings under this facility of $19 million and $26 million at June 30, 2003 and December 31, 2002, which are shown as "Revolving line of credit with affiliate" on the Balance Sheet.

  Trademark Royalties (PPL Energy Supply)

  In the fourth quarter of 2002, a PPL subsidiary that owns PPL trademarks began billing certain affiliates who use these trademarks. PPL Energy Supply was allocated $9 million and $20 million of this license fee for the three and six months ended June 30, 2003, which is primarily included in "Other operation and maintenance" on the Statement of Income.

  Other Income - Net

  (PPL)

  The breakdown of PPL's Other Income was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Other Income

Interest income	$4	$6	$7	$13

Earnings on nuclear decommissioning trust (a)	6		8

Hyder - related activity	4		4

Gain on property sales	3		3

Rental income	3		3

Legal claim settlements	3		3

Equity earnings	1	1		1

Miscellaneous	4	3	13	10

Total	28	10	41	24

Other Deductions

Domestic project development costs	1		1

Non-operating taxes other than income	1	1	1	1

Miscellaneous	3	5	8	12

Other Income - net	$23	$4	$31	$11

(a)

  Effective with the adoption of SFAS 143 on January 1, 2003 (as described in Note 12), realized earnings on the nuclear decommissioning trust are recorded in "Other Income - net." Prior to January 1, 2003, such realized earnings served to increase the nuclear decommissioning liability.

  (PPL Energy Supply)

  The breakdown of PPL Energy Supply's Other Income was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Other Income

Affiliated interest income	$4	$6	$12	$11

Earnings on nuclear decommissioning trust (a)	6		8

Hyder - related activity	4		4

Interest income	3	5	4	10

Gain on property sales	3		3

Rental income	3		3

Legal claim settlements	3		3

Equity earnings	1	1	2	2

Miscellaneous	1	3	10	7

Total	28	15	49	30

Other Deductions

Non-operating taxes other than income	1	1	1	1

Miscellaneous	2	4	6	8

Other Income - net	$25	$10	$42	$21

(a)

  Effective with the adoption of SFAS 143 on January 1, 2003 (as described in Note 12), realized earnings on the nuclear decommissioning trust are recorded in "Other Income - net." Prior to January 1, 2003, such realized earnings served to increase the nuclear decommissioning liability.

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

  As a result of settling certain transactions with a counterparty that exited its energy marketing function, PPL and PPL Energy Supply recognized a net gain of $1 million for the three and six months ended June 30, 2003 resulting from firm commitments that no longer qualified as fair value hedges. PPL Montana recognized a net loss of $1 million for the three and six months ended June 30, 2003. These transactions were reflected in "Energy purchases" on the Statement of Income. PPL, PPL Energy Supply and PPL Montana did not recognize any net gains or losses for similar activity for the three and six months ended June 30, 2002.

  PPL, PPL Energy Supply and PPL Montana did not recognize any gains or losses resulting from the ineffective portion of fair value hedges for the three and six months ended June 30, 2003 or 2002.

  Cash Flow Hedges

  PPL Energy Supply and PPL Montana enter into financial and physical contracts, including forwards, futures and swaps, to hedge the price risk associated with electric, gas and oil commodities. These contracts range in maturity through 2006. Additionally, PPL and PPL Energy Supply enter into financial interest rate swap contracts to hedge interest expense associated with both existing and anticipated debt issuances. These contracts range in maturity through 2010. PPL and PPL Energy Supply also enter into foreign currency forward and swap contracts to hedge exchange rates associated with firm commitments and debt financings denominated in foreign currencies and to hedge the net investment of foreign operations. These forward contracts range in maturity through 2028.

  Cash flow hedges may be discontinued because it is probable that the original forecasted transaction will not occur by the end of the originally specified time period. PPL and PPL Energy Supply discontinued certain cash flow hedges which resulted in a loss of $11 million being reclassified from other comprehensive income into earnings for the three and six months ended June 30, 2003 (reported in "Interest Expense" on the Statement of Income).

  Due to hedge ineffectiveness, PPL and PPL Energy Supply recorded a net loss of $1 million into earnings for the three and six months ended June 30, 2003, and an insignificant amount for the three and six months ended June 30, 2002.

  As of June 30, 2003, the deferred net loss, after tax, on derivative instruments in accumulated other comprehensive income expected to be reclassified into earnings during the next twelve months was $9 million, $5 million and $3 million for PPL, PPL Energy Supply and PPL Montana.

  The following table shows the after-tax change in accumulated unrealized gains or losses on derivatives in other comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

PPL

Beginning accumulated derivative gain	$34	$12	$7	$23

Net change associated with current period hedging activities and other	19		68	(8)

Net change associated with hedges of net investments	(3)		(3)

Net change from reclassification into earnings	(29)		(51)	(3)

Ending accumulated derivative gain	$21	$12	$21	$12

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

PPL Energy Supply

Beginning accumulated derivative gain	$52	$34	$23	$47

Net change associated with current period hedging activities and other	28	(2)	75	(11)

Net change associated with hedges of net investments	(3)		(3)

Net change from reclassification into earnings	(30)	1	(48)	(3)

Ending accumulated derivative gain	$47	$33	$47	$33

PPL Montana

Beginning accumulated derivative gain	$13	$19	$4	$33

Net change associated with current period hedging activities and other	(14)	(2)	(5)	(13)

Net change from reclassification into earnings	(2)	3	(2)

Ending accumulated derivative gain	$(3)	$20	$(3)	$20

  The changes associated with current period activity and reclassifications into earnings were significantly higher in 2003 than 2002 due to foreign currency hedges at WPD that were not reported on a consolidated basis during the first half of 2002. The transaction gains and losses arising from the remeasurement of its foreign-currency denominated debt are offset by a related amount reclassified each period from other comprehensive income to earnings.

  Implementation Issues

  PPL adopted the final provisions of EITF 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities," during the fourth quarter of 2002. As such, PPL now reflects its net realized and unrealized gains and losses associated with all derivatives that are held for trading purposes in the "Net energy trading margins" line on the Statement of Income. Non-derivative contracts that met the definition of energy trading activities as defined by EITF 98-10, "Accounting for Energy Trading and Risk Management Activities," are reflected in the financial statements using the accrual method of accounting. Under the accrual method of accounting, unrealized gains and losses are not reflected in the financial statements. Prior periods have been reclassified. PPL did not need to record a cumulative effect of this change in accounting principle because all non-derivative energy-related trading contracts had been shown in the financial statements at their amortized cost. This amortized cost reflected modeling reserves that incorporated the lack of independence in valuing contracts for which there were no external market prices.

  The financial statement impact of netting energy trading activities is as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2003		2002		2003		2002

PPL and PPL Energy Supply
Prior classification
Wholesale energy marketing		$197		$132		$513	$206

Energy purchases		183		130		506	190

Net energy trading margins		$14		$2		$7	$16

PPL Montana
Prior classification
Wholesale energy marketing		$5		$7		$13	$(1)

Energy purchases		5		7		13

Net energy trading margins	$		$		$		$(1)

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

  At June 30, 2003, PPL had a credit exposure of $177 million to energy trading partners. Six counterparties accounted for 43% of this exposure. No other individual counterparty accounted for more than 3% of the exposure. With two exceptions, each of the six primary counterparties had an investment grade credit rating from Standard & Poor's. PPL entered into a multi-year contract with one non-investment grade counterparty through a bidding process sponsored by a state regulatory commission. The other non-investment grade counterparty has refused to supply credit assurance and PPL has therefore stopped trading with this company.

  At June 30, 2003, PPL Energy Supply had a credit exposure of $280 million to energy trading partners. Seven counterparties accounted for 64% of this exposure. No other individual counterparty accounted for more than 2% of the exposure. The largest exposure, $102 million, was to PPL Electric, under the long-term contracts to provide PPL Electric's PLR load. With two exceptions, the other six counterparties have an investment grade credit rating from Standard & Poor's. PPL Energy Supply entered into a multi-year contract with one non-investment grade counterparty through a bidding process sponsored by a state regulatory commission. The other non-investment grade counterparty has refused to supply credit assurance and PPL Energy Supply has therefore stopped trading with this company.

  At June 30, 2003, PPL Montana had a credit exposure of $36 million to energy trading partners. Three counterparties accounted for 63% of this exposure. No other individual counterparty accounted for more than 3% of the exposure. Each of the three primary counterparties has an investment grade credit rating from Standard & Poor's.

  PPL, PPL Energy Supply and PPL Montana have the right to request collateral from each of these counterparties, except for one government agency, in the event their credit rating falls below investment grade, or in one case below current levels. It is also the policy of PPL, PPL Energy Supply and PPL Montana to enter into netting agreements with all of their counterparties to minimize credit exposure.

  Goodwill

  (PPL and PPL Energy Supply)

  The changes in the carrying amounts of goodwill by segment were as follows:

	PPL Energy Supply					PPL
	Supply	International		Total	Delivery(a)	Total

Balance as of January 1, 2003	$85	$334		$419	$55	$474

Effect of foreign exchange rates		9		9		9

Purchase accounting adjustments	1	(26	) (b)	(25)		(25)

Balance as of June 30, 2003	$86	$317		$403	$55	$458

(a)	The Delivery segment is not part of PPL Energy Supply.
(b)	See Note 6 for additional information.

  The reporting units of the Supply, Delivery and International segments completed the transition impairment test in the first quarter of 2002 in accordance with SFAS 142, "Goodwill and Other Intangible Assets." A transition goodwill impairment loss of $150 million was recognized in the Latin American reporting unit within the International segment, and is reported as a "Cumulative Effect of a Change in Accounting Principle" on the Statement of Income. The fair value of the reporting unit was estimated using the expected present value of future cash flows.

  Asset Retirement Obligations

  (PPL and PPL Energy Supply)

  PPL and PPL Energy Supply adopted SFAS 143, "Accounting for Asset Retirement Obligations," effective January 1, 2003. Application of the new rules resulted in an increase in net property, plant and equipment of $32 million, reversal of previously recorded liabilities of $304 million, recognition of asset retirement obligations of $229 million, recognition of a deferred tax liability of $44 million and a cumulative effect of adoption that increased net income by $63 million or $0.37 per share. For the three and six months ended June 30, 2003, PPL and PPL Energy Supply recognized $4 million and $9 million of accretion expense and an insignificant amount of depreciation expense as a result of applying SFAS 143.

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

  PPL and PPL Energy Supply also identified legal retirement obligations that were not measurable at this time. These items included the retirement of certain transmission assets and a reservoir. These retirement obligations were not measurable due to indeterminable dates of retirement.

  Amounts collected from PPL Electric's customers for decommissioning, less applicable taxes, are deposited in external trust funds for investment and can only be used for future decommissioning costs. The fair value of the nuclear decommissioning trust was $320 million and $287 million as of June 30, 2003 and December 31, 2002.

  PPL and PPL Energy Supply's asset retirement obligations are included in "Deferred Credits and Other Noncurrent Liabilities - Other" on the Balance Sheet. The changes in the carrying amounts of asset retirement obligations were as follows:

	PPL	PPL Energy Supply

Asset retirement obligation at January 1, 2003	$229	$229

Add: Accretion expense	9	9

Less: Settlement	(3)	(3)

Asset retirement obligation at June 30, 2003	$235	$235

  The pro forma asset retirement obligation liability balances calculated as if SFAS 143 had been adopted on January 1, 2002 were $235 million, $229 million and $211 million as of June 30, 2003, December 31, 2002 and January 1, 2002.

  The pro forma effects of the application of SFAS 143 calculated as if it had been adopted on January 1, 2002 (rather than January 1, 2003) are presented below:

  (PPL)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Reported net income (loss) - before cumulative effect of a change in accounting principle (a)	$116	$(27)	$292	$120

Pro forma net income (loss) - before cumulative effect of a change in accounting principle	$116	$(35)	$292	$113

Reported net income (loss)	$116	$(27)	$355	$(30)

Pro forma net income (loss)	$116	$(35)	$292	$(37)

Basic EPS:

Reported net income (loss) - before cumulative effect of a change in accounting principle	$0.68	$(0.18)	$1.73	$0.82

Pro forma net income (loss) - before cumulative effect of a change in accounting principle	$0.68	$(0.24)	$1.73	$0.77

Reported net income (loss)	$0.68	$(0.18)	$2.10	$(0.20)

Pro forma net income (loss)	$0.68	$(0.24)	$1.73	$(0.25)

Diluted EPS:

Reported net income (loss) - before cumulative effect of a change in accounting principle	$0.67	$(0.18)	$1.72	$0.82

Pro forma net income (loss) - before cumulative effect of a change in accounting principle	$0.67	$(0.24)	$1.72	$0.77

Reported net income (loss)	$0.67	$(0.18)	$2.09	$(0.20)

Pro forma net income (loss)	$0.67	$(0.24)	$1.72	$(0.25)

(a)	Represents income before cumulative effect of a change in accounting principle less dividends and distributions on preferred securities.

  (PPL Energy Supply)

	Three Months Ended June 30,			Six Months Ended June 30,
	2003	2002		2003	2002

Reported net income - before cumulative effect of a change in accounting principle (a)	$132		$9	$285	$154

Pro forma net income - before cumulative effect of a change in accounting principle	$132	$		$285	$147

Reported net income	$132		$9	$348	$4

Pro forma net income (loss)	$132	$		$285	$(3)

(a)	Represents income before cumulative effect of a change in accounting principle less dividends and distributions on preferred securities.

  (PPL Electric)

  PPL Electric adopted SFAS 143 effective January 1, 2003 and did not record any asset retirement obligations upon adoption. PPL Electric identified legal retirement obligations for the retirement of certain transmission assets that were not measurable at this time due to indeterminable dates of retirement.

  (PPL Montana)

  PPL Montana adopted SFAS 143 effective January 1, 2003. PPL Montana recorded asset retirement obligations associated with various environmental requirements for coal piles, ash basins and other waste basin retirements. The impact of these asset retirement obligations was insignificant.

  Reconciliation of Prior Annual Periods (PPL and PPL Energy Supply)

  The pro forma asset retirement obligation liability balances calculated as if SFAS 143 had been adopted on January 1, 2000 were $211 million, $196 million and $181 million as of December 31, 2001, December 31, 2000 and January 1, 2000.

  The pro forma effects of the application of SFAS 143 calculated as if it had been adopted on January 1, 2000 (rather than January 1, 2003) are presented below:

	PPL
	For the Years Ended December 31,
	2002	2001	2000

Reported net income - before extraordinary item and cumulative effect of a change in accounting principle (a)	$358	$169	$487

Pro forma net income - before extraordinary item and cumulative effect of a change in accounting principle	$349	$167	$489

Reported net income	$208	$179	$498

Pro forma net income	$199	$177	$500

Basic EPS:

Reported net income - before extraordinary item and cumulative effect of a change in accounting principle	$2.35	$1.16	$3.38

Pro forma net income - before extraordinary item and cumulative effect of a change in accounting principle	$2.29	$1.15	$3.39

Reported net income	$1.37	$1.23	$3.45

Pro forma net income	$1.31	$1.21	$3.46

Diluted EPS:

Reported net income - before extraordinary item and cumulative effect of a change in accounting principle	$2.35	$1.15	$3.37

Pro forma net income - before extraordinary item and cumulative effect of a change in accounting principle	$2.29	$1.14	$3.38

Reported net income	$1.36	$1.22	$3.44

Pro forma net income	$1.31	$1.21	$3.45

(a)	Represents income before extraordinary item and cumulative effect of a change in accounting principle, less dividends and distributions on preferred securities.

	PPL Energy Supply
	For the Years Ended December 31,
	2002	2001	2000

Reported net income - before cumulative effect of a change in accounting principle (a)	$429	$171	$242

Pro forma net income - before cumulative effect of a change in accounting principle	$420	$169	$244

Reported net income	$279	$174	$242

Pro forma net income	$270	$172	$244

(a)	Represents income before cumulative effect of a change in accounting principle less dividends and distributions on preferred securities.

  Workforce Reduction

  (PPL, PPL Energy Supply, PPL Electric and PPL Montana)

  In an effort to improve operational efficiency and reduce costs, PPL and its subsidiaries completed a workforce reduction in June 2002 that will eliminate up to 598 employees, or about 7% of PPL's U.S. workforce, at a cost of $74 million. The program was broad-based and impacted all employee groups except certain positions that are key to providing high-quality service to PPL's electricity delivery customers. Linemen, electricians and line foremen, for example, were not affected by the reductions. An additional $1 million workforce reduction charge was recorded in September 2002, when plans, specific to PPL Global and PPL Montana subsidiaries, were finalized which were expected to impact 26 employees. These additional reductions increased PPL's total charge for workforce reductions to $75 million for the elimination of up to 624 positions.

  PPL recorded the cost of the program as a one-time charge, included in the Statement of Income as "Workforce reduction" for the year ended December 31, 2002. This charge reduced net income by $44 million after taxes. The program provides primarily for enhanced early retirement benefits and/or one-time special pension separation allowances based on an employee's age and years of service. These features of the program will be paid from the PPL Retirement Plan pension trust and increased PPL's pension and postretirement benefit liabilities by $65 million. The remaining $10 million of costs relate primarily to non-pension benefits, such as severance payments and outplacement costs, which will be paid by PPL, and are included on the Balance Sheet in "Current Liabilities - Other."

  PPL Energy Supply will ultimately eliminate up to 221 employees and has recorded a one-time charge of $41 million, $40 million in June 2002 and an additional $1 million in September 2002. This charge reduced net income by $24 million for the year ended December 31, 2002. Included in the charge was a $10 million allocation of the costs associated with the elimination of employees of PPL Services.

  PPL Electric will ultimately eliminate up to 260 employees and has recorded a one-time charge of $33 million, which reduced net income by $19 million for the year ended December 31, 2002. Included in the charge was a $6 million allocation of the costs associated with the elimination of employees of PPL Services.

  PPL Montana will ultimately eliminate up to ten employees and has recorded an insignificant one-time charge for the year ended December 31, 2002.

  As of June 30, 2003, 445 employees of PPL subsidiaries were terminated. Substantially all of the accrued non-pension benefits have been paid. Approximately 180 positions targeted under the program, which are primarily bargaining unit, will be evaluated for termination over the next eighteen months, due to the timing of the automated meter reader implementation and the displacement process under the bargaining unit contract. PPL is currently evaluating the workforce reduction charge with its independent actuaries, which may result in a future adjustment.

  New Accounting Standards

  SFAS 143 (PPL, PPL Energy Supply, PPL Electric and PPL Montana)

  See Note 12 for a discussion of SFAS 143, "Accounting for Asset Retirement Obligations," and the impact of adoption.

  SFAS 146 (PPL, PPL Energy Supply, PPL Electric and PPL Montana)

  In 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires the recognition of a liability for costs associated with exit or disposal activities when the liability is incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 also establishes that the initial liability should be measured at its estimated fair value. The provisions of SFAS 146 are effective for exit or disposal activities initiated after December 31, 2002, with earlier application encouraged. PPL and its subsidiaries adopted SFAS 146 effective January 1, 2003. The initial adoption did not have an impact on PPL or its subsidiaries. However, SFAS 146 may impact the accounting treatment of future disposal or exit activities.

  SFAS 148 (PPL, PPL Energy Supply, PPL Electric and PPL Montana)

  In 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123." SFAS 148 provides three transition methods for adopting the fair value method of accounting for stock-based compensation prescribed under SFAS 123 and enhances the required disclosures regarding stock-based compensation effective for fiscal years ending after December 15, 2002. SFAS 148 also requires certain disclosures in financial reports issued for interim periods beginning after December 15, 2002.

  PPL and its subsidiaries elected to adopt the fair value method of accounting for stock-based compensation as of January 1, 2003 using the prospective method of transition, as permitted by SFAS 148. The prospective method provides that PPL and its subsidiaries will recognize expense for all stock-based compensation awards granted, modified or settled on or after January 1, 2003. See Note 2 for a discussion of the change in accounting for stock-based compensation and the interim disclosures required by SFAS 148.

  SFAS 149 (PPL, PPL Energy Supply and PPL Montana)

  In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies SFAS 133 to improve financial accounting and reporting for derivative instruments and hedging activities. To ensure that contracts with comparable characteristics are accounted for similarly, SFAS 149 clarifies the circumstances under which a contract with an initial net investment meets the characteristics of a derivative, clarifies when a derivative contains a financing component, amends the definition of an "underlying" and amends certain other existing pronouncements. SFAS 149 is effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003, except certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist should be applied to both existing contracts and new contracts entered into after June 30, 2003. PPL, PPL Energy Supply and PPL Montana are in the process of evaluating the impact of the adoption of SFAS 149 on their financial position and results of operation.

  SFAS 150

  (PPL, PPL Energy Supply, PPL Electric and PPL Montana)

  In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS 150 establishes standards for classifying and measuring certain financial instruments that have characteristics of both liabilities and equity. The standards established by it require certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity to now be classified as liabilities on the balance sheet. SFAS 150 requires the following freestanding financial instruments to be classified as liabilities (or assets in some circumstances):

·	mandatorily redeemable financial instruments,
·	financial instruments that embody obligations to repurchase equity shares in exchange for cash or other assets, including written put options and forward purchase contracts, and
·	certain financial instruments that embody obligations to issue a variable number of shares.

  SFAS 150 also requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 prohibits the restatement of financial statements for periods prior to its adoption. SFAS 150 did not have an impact on PPL or its subsidiaries during the three or six months ended June 30, 2003.

  (PPL, PPL Energy Supply and PPL Electric)

  In accordance with SFAS 150, effective July 1, 2003, PPL will change its classification of the trust preferred securities of PPL Capital Funding Trust I, which were issued as a component of the PEPS Units, PPL Energy Supply will change its classification of the trust preferred securities issued by SIUK Capital Trust I and PPL Electric will change its classification of its preferred stock with sinking fund requirements. These securities are mandatorily redeemable financial instruments, as they require the issuer to redeem the securities for cash on a specified date. Thus, effective July 1, 2003, these securities will be classified as liabilities instead of "mezzanine" equity on the balance sheet. Additionally, the distributions on these securities are required to be included as a component of "Interest Expense" instead of "Dividends and Distributions - Preferred Securities" in the Statement of Income effective July 1, 2003. Since SFAS 150 prohibits the restatement of financial statements for periods prior to its adoption, these changes will be made prospectively.

  FIN 45 (PPL, PPL Energy Supply, PPL Electric and PPL Montana)

  In 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34." FIN 45 clarifies that upon issuance of certain types of guarantees, the guarantor must recognize an initial liability for the fair value of the obligation it assumes under the guarantee. The offsetting entry will be dependent upon the circumstances under which the guarantee is issued, and the initial liability should typically be reduced as the guarantor is released from risk under the guarantee. FIN 45 also requires a guarantor to make significant new disclosures for guarantees even if the likelihood of the guarantor's having to make payments is remote. The provisions relating to the initial recognition and measurement of guarantee obligations must be applied on a prospective basis to guarantees issued or modified after December 31, 2002. PPL and its subsidiaries adopted FIN 45 effective January 1, 2003. FIN 45 did not have a significant impact on earnings for the three months or six months ended June 30, 2003. See Note 7 for disclosure of guarantees and other assurances existing as of June 30, 2003.

  FIN 46

  (PPL, PPL Energy Supply, PPL Electric and PPL Montana)

  In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 clarifies that variable interest entities, as defined therein, that do not disperse risks among the parties involved should be consolidated by the entity that is determined to be the primary beneficiary. FIN 46 also requires certain disclosures to be made by the primary beneficiary and by an enterprise that holds a significant variable interest in a variable interest entity but is not the primary beneficiary. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after January 31, 2003. For variable interest entities in which an enterprise holds a variable interest that was acquired before February 1, 2003, FIN 46 must be adopted no later than the first fiscal year or interim period beginning after June 15, 2003. FIN 46 did not have an impact on PPL or its subsidiaries during the three or six months ended June 30, 2003. PPL and its subsidiaries are in the process of evaluating entities in which they hold a variable interest that was acquired before February 1, 2003. Except as discussed below, PPL and its subsidiaries are currently not aware of any variable interest entities that are not consolidated as of June 30, 2003 but which they must consolidate in accordance with FIN 46 effective July 1, 2003. As they continue to evaluate the impact of applying FIN 46, PPL and its subsidiaries may identify additional entities that they would need to consolidate.

  (PPL and PPL Energy Supply)

  The lessors under the operating leases for the Sundance, University Park and Lower Mt. Bethel generation facilities are variable interest entities in which PPL Energy Supply is the primary beneficiary. Consequently, under FIN 46, PPL Energy Supply will be required to consolidate the financial statements of the lessors effective July 1, 2003. Upon initial consolidation, PPL Energy Supply will recognize $1.0 billion of additional assets and liabilities on its balance sheet and a charge of $21 million, after-tax, as a cumulative effect of a change in accounting principle. The additional assets consist principally of the generation facilities, and the additional liabilities consist principally of the lease financing. See below for a discussion of the leases.

  In May 2001, a subsidiary of PPL Energy Supply entered into a lease arrangement, as lessee, for the development, construction and operation of commercial power generation facilities. The lessor is a variable interest entity that was created for the sole purpose of owning the facilities and incurring the related financing costs. The $660 million operating lease arrangement covers the 450 MW gas-powered Sundance project near Coolidge, Arizona and the 540 MW gas-powered University Park project near University Park, Illinois. These facilities were substantially complete in July 2002, at which time the initial lease term commenced. At the end of the lease term, which is June 2008, the lessee has the option to extend the lease or purchase the facilities. If the lessee does not choose either of these options, then it must sell the assets on behalf of the lessor and guarantee a residual value up to $544 million based on a total lessor's investment of $656 million for both projects combined. If the financing is terminated early as a result of significant environmental damage, or an event of default, the lessee could be obligated to pay up to 100% of the lessor's investment in the facilities. The variable-rate financing, which matures in June 2008, is secured by, among other things, the generation facilities and the land on which the facilities are located. As of July 1, 2003, the aggregate carrying value of the facilities and the land is $625 million, net of accumulated depreciation of $18 million.

  In December 2001, another subsidiary of PPL Energy Supply entered into a $455 million operating lease arrangement, as lessee, for the development, construction and operation of a 600 MW gas-fired combined-cycle generation facility located in Lower Mt. Bethel Township, Northampton County, Pennsylvania. The lessor is a variable interest entity that was created for the sole purpose of owning the facilities and incurring the related financing costs. The initial lease term commences on the date of commercial operation, which is expected to occur in early 2004, and ends in December 2013. At the end of the lease term, the lessee has the option to extend the lease or purchase the facilities. If the lessee does not choose either of these options, then it must sell the assets on behalf of the lessor and guarantee a residual value estimated to be up to $321 million based on an estimated total lessor's investment of $455 million. The lessee could be obligated to pay up to 100% of the lessor's investment and other obligations in the facilities if the financing is terminated early as a result of a loss, destruction or condemnation of the project, or upon an event of default. Based on current market conditions, the total exposure as a result of such a termination is estimated to be up to $541 million as of June 30, 2003 and is estimated to be up to $604 million as of the commencement of the lease. The fixed-rate financing, which matures in December 2013, is secured by, among other things, the generation facility, which has a carrying value of $377 million as of July 1, 2003.

PPL CORPORATION AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the Financial Statements and Combined Notes to Condensed Consolidated Financial Statements included in Item 1 above, and with the section entitled "Review of the Financial Condition and Results of Operations" in PPL's Annual Report to the SEC on Form 10-K for the year ended December 31, 2002. Terms and abbreviations appearing here are explained in the glossary. Dollars are in millions, except per share data, unless otherwise noted.

Results of Operations

The following discussion, that explains significant changes in principal items on the Statement of Income, compares the three and six months ended June 30, 2003, to the comparable periods in 2002.

Prior to September 6, 2002, PPL Global held 51% of the equity interest in WPD, but shared joint control with Mirant. On September 6, 2002, PPL Global acquired the remaining 49% equity interest in WPD and gained complete control. The purchase of Mirant's interest was accounted for as a step-acquisition and resulted in the consolidation of WPD's results of operations as of January 1, 2002. Therefore, PPL's income statement for the three and six months ended June 30, 2002 has been reclassified to reflect the consolidation of WPD's results. Mirant's $28 million and $53 million share of earnings for the three and six months ended June 30, 2002 is reflected in "Minority Interest."

WPD's results as consolidated in PPL's income statement are impacted by changes in foreign currency exchange rates. For the three and six months ended June 30, 2003, as compared to the same periods in 2002, changes in foreign exchange rates increased WPD's portion of revenue and expense line items by about 10% and 11%.

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

Earnings

The changes in net income from period to period were, in part, attributable to several unusual items with significant earnings impacts as shown below. Income from core operations, which excludes the impact of unusual items, should not be considered as an alternative to net income, which is an indicator of operating performance determined in accordance with GAAP. PPL believes that income from core operations, although a non-GAAP measure, is also useful and meaningful to investors because it provides them with PPL's underlying earnings performance as another criterion in making their investment decisions. PPL's management also uses income from core operations in measuring certain corporate performance goals. Other companies may use different measures to present financial performance. The tables below reconcile income from core operations to net income in dollars and EPS, by eliminating the impact of unusual items.

	Net Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Income from core operations	$116	$111	$292	$262

Unusual items (net of tax):

Accounting method change-asset retirement obligation (Note 12)			63

Goodwill impairment (Note 11)				(150)

CEMAR impairment (Note 6)		(94)		(98)

Workforce reduction (Note 13)		(44)		(44)

Net income (loss) - actual	$116	$(27)	$355	$(30)

	EPS - Diluted
	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Income from core operations	$0.67	$0.75	$1.72	$1.77

Unusual items (net of tax):

Accounting method change - asset retirement obligations (Note 12)			0.37

Goodwill impairment (Note 11)				(1.02)

CEMAR impairment (Note 6)		(0.64)		(0.66)

Workforce reduction (Note 13)		(0.29)		(0.29)

Net income (loss) - actual	$0.67	$(0.18)	$2.09	$(0.20)

The after-tax changes in core earnings were primarily due to:

	June 30, 2003 vs. June 30, 2002
	Three Months Ended	Six Months Ended
Domestic:

Higher wholesale energy margins	$20	$31

Net energy trading margins	7	(5)

Unregulated retail energy margins	2	1

Lower regulated retail energy margins	(15)	(39)

Delivery revenues (net of CTC/ITC amortization and interest expense on transition bonds)		14

Higher operating and maintenance expenses	(17)	(23)

Other	(2)	4

International:

Higher earnings from U.K. operations	18	51

Lower earnings from Latin American operations	(6)

Other	(2)	(4)

	$5	$30

The period to period changes in earnings components, including margins by activity and income statement line items, are discussed in the balance of the discussion in "Results of Operations." The increase in earnings from U.K. operations was primarily due to obtaining complete ownership of WPD in September 2002. (See Note 6 to the Financial Statements for additional information.)

PPL's future earnings could be impacted by a number of factors, including the following:

  PPL expects that the low level of wholesale energy prices will adversely impact margins in 2003 and beyond. Based upon current energy price levels, there is a risk that PPL may be unable to recover its investment in new gas-fired generation facilities. Under GAAP, PPL does not believe that there is an impairment charge to be recorded at this time. PPL is unable to predict the ultimate earnings impact of this issue, based upon energy price levels, applicable accounting rules and other factors, but such impact may be material. See "Application of Critical Accounting Policies - Asset Impairment" in PPL's Annual Report to the SEC on Form 10-K for the year ended December 31, 2002 for additional information.
  Earnings in the third quarter of 2003 and beyond will be impacted by the consolidation of variable interest entities (as discussed in Note 14 to the Financial Statements).
  In May 2003, PPL Electric announced that it expects to file a request for a delivery rate increase with the PUC in the spring of 2004. If approved, the new rates will go into effect January 2005, when PPL Electric's distribution rate cap expires. PPL Electric has not yet determined the amount of the rate increase it will request, and cannot predict the amount of such increase that will ultimately be approved by the PUC.
  PPL operates a synfuel facility and receives tax credits pursuant to Section 29 of the Internal Revenue Code based on its sale of synfuel to unaffiliated third-party purchasers. See Note 7 to the Financial Statements for a discussion of the IRS announcement in June 2003, that it would be reviewing synfuel production procedures, and the projected annual earnings attributable to PPL's synfuel operations.

Domestic Energy Margins

The following tables provide summary data regarding changes in the components of domestic gross margins of wholesale and retail energy for the three and six months ended June 30, 2003, compared with the same periods in 2002:

	June 30, 2003 vs. June 30, 2002
	Three Months Ended	Six Months Ended
Utility revenues	$(27)	$42

Unregulated retail electric and gas revenues	(9)	(6)

Wholesale energy marketing revenues	82	187

Net energy trading margins	12	(9)

Other revenue adjustments (a)	28	(22)

Total revenues	86	192

Fuel	10	60

Purchased power	37	141

Other cost adjustments (a)	14	12

Total cost of sales	61	213

Domestic gross energy margins	$25	$(21)

(a)

Adjusted to exclude the impact of any revenues and costs not associated with domestic energy margins, in particular, revenues and costs related to the international operations of PPL Global and the domestic delivery operations of PPL Electric and PPL Gas Utilities. Also adjusted to include gains on sales of emission allowances, which are included in other operating expenses on the Statement of Income.

Changes in Gross Domestic Energy Margins By Activity

Gross margin calculations are dependent on the allocation of fuel and purchased power costs to the activities listed in the following table. That allocation is based on monthly MWh consumption levels compared to monthly MWh supply costs. Any costs specific to an activity are charged to that activity.

	June 30, 2003 vs. June 30, 2002
	Three Months Ended	Six Months Ended

Wholesale - Eastern U.S.	$27	$34

Wholesale - Western U.S.	8	19

Net energy trading	12	(9)

Unregulated retail	3	1

Regulated retail	(25)	(66)

Domestic gross energy margins	$25	$(21)

Wholesale - Eastern U.S.

East wholesale margins were higher for the three and six months ended June 30, 2003, compared to the same periods in 2002, primarily due to higher volumes, which increased 53% and 75%, respectively, over the same periods last year. The higher volumes were primarily driven by market opportunities to optimize the value of generating assets, and for the six months ended June 30, 2003, by higher spot prices that allowed PPL to increase the utilization of its higher cost generating units. In addition, 699 MW of new generation began commercial operations in mid-2002. Partially offsetting the increase in wholesale energy margins for the six months ended June 30, 2003, compared to the same period in 2002, was the buyout of a NUG contract in February 2002, which reduced power purchases by $25 million.

Wholesale - Western U.S.

Western wholesale margins consist of margins in the Northwest and in the Southwest.

In the Northwest, margins were $13 million and $23 million higher for the three and six months ended June 30, 2003, compared to the same periods in 2002, primarily due to higher wholesale prices. Average wholesale prices for the three and six months ended June 30, 2003 were $6/MWh and $13/MWh higher than those realized in the same periods in 2002. These amounts include a $3 million settlement with Energy West Resources, Inc. in June 2003.

In the Southwest, margins were $5 million and $4 million lower for the three and six months ended June 30, 2003, compared to the same periods in 2002, primarily due to less unrealized margins for hedging activities in this area.

Net Energy Trading

PPL enters into certain energy contracts that meet the criteria of trading derivatives as defined by EITF 02-3. These physical and financial contracts cover trading activity associated with electricity, gas and oil. The $12 million increase for the three months ended June 30, 2003, compared to the same period in 2002, was primarily due to realized gains associated with gas and oil swaps as well as unrealized gains on electricity positions. The $9 million decrease for the six months ended June 30, 2003, compared to the same period in 2002, was primarily due to unrealized losses for the six months ended June 30, 2003. The physical volumes associated with energy trading for the three months ended June 30, 2003 were 2,366 GWh and 3.4 Bcf, compared to 2,231 GWh and 1.9 Bcf for the three months ended June 30, 2002. Energy trading physical volumes for the six months ended June 30, 2003 were 4,857 GWh and 7.2 Bcf, compared to 4,736 GWh and 5.1 Bcf for the six months ended June 30, 2002.

Unregulated Retail

Unregulated retail margins were higher for the three and six months ended June 30, 2003, compared to the same periods in 2002 primarily due to the retention of existing electric contracts at renegotiated higher prices in the East and executing new electric contracts in both the East and the West, partially offset by lower retail gas margins as a result of exiting the retail gas market in March 2003. In addition, for the six months ended June 30, 2003, compared to the same period in 2002, the increase in margins was partially offset by significantly lower electric retail prices in the West.

Regulated Retail

Regulated retail margins in the East decreased by 12% and 16% for the three and six months ended June 30, 2003, compared to the same periods in 2002, due to higher supply costs resulting from higher purchased power prices which rose because of higher gas and oil prices and the abnormally cold winter. Average PJM spot market real time prices rose 22% and 69% for the three and six months ended June 30, 2003, compared to the same periods in 2002.

Utility Revenues

The increase (decrease) in utility revenues was attributable to the following:

	June 30, 2003 vs. June 30, 2002
	Three Months Ended	Six Months Ended
Domestic:

Retail electric revenue (PPL Electric)
Electric delivery	$3	$46

PLR electric generation supply	(7)	13

Other	(1)	(3)

Wholesale electric revenue (PPL Electric)	1	2

Gas revenue (PPL Gas Utilities)	(3)	11

International:

Retail electric delivery (PPL Global)

U.K.	9	29

El Salvador	6	9

Bolivia		1

Chile	(1)	(1)

Brazil	(34)	(65)

	$(27)	$42

The decrease in utility revenues for the three months ended June 30, 2003, compared with the same period in 2002 was primarily due to:

  lower revenues in Brazil attributable to the deconsolidation of CEMAR. PPL Global stopped recording operating results of CEMAR upon relinquishing control to ANEEL. (See Note 6 to the Financial Statements for additional information); and
  lower PPL Electric PLR supply revenues due to a 5% decrease in sales volumes; offset by higher WPD revenues in the U.K. primarily due to the change in foreign currency exchange rates from period to period; and
  higher revenues in El Salvador primarily due to higher volumes and higher pass-through energy costs, partially offset by a 6% tariff reduction effective January 1, 2003.

The increase in utility revenues for the six months ended June 30, 2003, compared with the same period in 2002 was primarily due to:

  higher PPL Electric delivery revenues due to a 3.4% increase in electricity deliveries, primarily due to the colder winter weather in the first quarter of 2003;
  higher PPL Electric PLR supply revenues due to a 1% increase in customers' PLR rates;
  higher PPL Gas Utilities revenues primarily due to higher sales volumes of 21%, which were also attributable to the colder winter weather in the first quarter of 2003;
  higher WPD revenues in the U.K. due to the change in foreign currency exchange rates from period to period; and
  higher revenues in El Salvador due to higher volumes and higher pass-through energy costs, partially offset by a 6% tariff reduction effective January 1, 2003; offset by lower revenues in Brazil due to the deconsolidation of CEMAR, as noted above.

Energy Related Businesses

Energy related businesses contributed $19 million less to operating income for the six months ended June 30, 2003, compared to the same period in 2002. The decrease resulted primarily from:

  a $7 million operating loss on some Hyder properties in 2003, which were subsequently sold in April 2003;
  a $4 million decrease in Latin America revenues from lower material and construction project sales. In 2002, PPL Global's Bolivian subsidiary participated in the construction of a 1,500 kilometer transmission line in rural areas of Bolivia;
  a $4 million credit recorded in 2002, due largely to a favorable settlement on the cancellation of a generation project in Washington state; and
  a $3 million decrease in pre-tax earnings of PPL's mechanical contractors, primarily due to the overall economic slowdown.

Other Operation Expenses

The increases in other operation expenses were primarily due to:

	June 30, 2003 vs. June 30, 2002
	Three Months Ended	Six Months Ended

Decrease in pension income	$16	$31

Additional expenses of new generating facilities that became operational in mid-2002	9	18

Increase in WPD expenses due to increases in foreign currency exchange rates, regulatory accounting adjustments, and resolution of purchase accounting contingencies in the second quarter of 2002 related to the Hyder acquisition	12	12

Accretion expense as a result of adopting SFAS 143, "Accounting for Asset Retirement Obligations." See Note 12.	4	9

Outage costs associated with the turbine replacement at the Susquehanna station	8	8

Impairment charge on transmission rights	4	4

Reduction in salaries and benefits as a result of the workforce reduction initiated in 2002	(9)	(18)

Decrease in the Clean Air Act contingency relating to generating facilities		(8)

Other	8	(7)

	$52	$49

The decreases in pension income for the three and six months ended June 30, 2003, were attributable to PPL's primary domestic pension plan and the U.K. pension plans of WPD. As a result of weak capital markets during 2002, PPL's domestic and U.K. pension plans experienced significant asset losses. The weakened market performance decreased economic forecasts, which resulted in PPL reducing its assumed expected return on assets for its pension plans. In addition, declining fixed-income security yield rates resulted in PPL decreasing its discount rate assumption for its pension plans as of December 31, 2002. These events and assumption changes reduced the amount of pension income PPL will record in 2003. Through June 30, 2003, PPL recorded approximately $22 million of pension income and will record approximately $21 million of additional pension income in the second half of 2003. Future levels of pension income or expense depend on ongoing market conditions and results.

Amortization of Recoverable Transition Costs

Amortization of recoverable transition costs and interest expense on the transition bonds offset ITC revenues, resulting in a minimal impact on earnings.

Maintenance Expenses

Maintenance expenses increased by $7 million for the three months ended June 30, 2003, compared with the same period in 2002. This increase was primarily due to $8 million of additional outage costs associated with the turbine replacement at the Susquehanna station and a $6 million increase in WPD expenses due to increases in foreign currency exchange rates, regulatory accounting adjustments, and resolution of purchase accounting contingencies in the second quarter of 2002 related to the Hyder acquisition. These increases were partially offset by an $8 million decrease in expenses from outage work at the Brunner Island plant completed in the spring of 2002, as opposed to the normal fall outage.

Maintenance expenses increased by $11 million for the six months ended June 30, 2003, compared with the same period in 2002. This increase was affected by the same items for the three-month period, as well as $2 million of work performed by PPL Electric to assure reliability of the transmission and distribution system and an additional $1 million from increased foreign currency exchange rates.

Depreciation

Normal plant additions accounted for the increase in depreciation of $11 million for the six months ended June 30, 2003, compared with the same period in 2002. However, there were also a few significant transactions with offsetting impacts, as follows:

  WPD depreciation increased by $14 million. Of that amount, $6 million relates to depreciation on the write-up to fair value of assets acquired in the acquisition, $6 million resulted from increased foreign currency exchange rates, and the remaining $2 million reflects the increase in distribution assets.
  PPL Global's write-down of CEMAR resulted in a $4 million decrease in depreciation on those assets in 2003.
  Due to the adoption of SFAS 143, "Accounting for Asset Retirement Obligations," on January 1, 2003, PPL Susquehanna depreciation expense (which previously included nuclear decommissioning expense) decreased by about $10 million for the six months ended June 30, 2003, compared with the same period in 2002. There was a corresponding recording of accretion expense in 2003, which is part of operation expense.

Write-down of International Energy Projects

See Note 6 to the Financial Statements for additional information on a $6 million charge in the three months ended March 31, 2002 and a $94 million charge in the three months ended June 30, 2002 to reflect additional write-downs of PPL Global's investment in CEMAR.

Workforce Reduction

See Note 13 to the Financial Statements for information regarding the $74 million charge recorded in June 2002.

Other Income - net

See Note 9 to the Financial Statements for details of other income.

Financing Costs

The decrease in interest expense was due to:

	June 30, 2003 vs. June 30, 2002
	Three Months Ended	Six Months Ended

Decreased long-term debt expense due to net long-term debt retirements	$(15)	$(32)

Decreased long-term debt expense from the deconsolidation of CEMAR	(8)	(17)

Write-off unamortized swap costs on WPD debt restructuring	11	11

Increase in short-term debt expense	2	6

Capitalized interest and other	6	6

	$(4)	$(26)

Dividends and distributions on preferred securities decreased by $4 million and $9 million during the three and six months ended June 30, 2003, compared with the same periods in 2002, due to the retirement of preferred securities in 2002.

Income Taxes

Income taxes increased by $20 million and $3 million for the three and six months ended June 30, 2003, compared to the same periods in 2002. The increases were due to:

  higher pre-tax book income, resulting in $65 million and $48 million increases in income taxes for the three and six months ended June 30, 2003; offset by a reduction related to an impairment charge on PPL's investment in CEMAR resulting in a $33 million deferred income tax valuation allowance recorded in the second quarter of 2002; and
  differences in income recognition for tax purposes related to foreign affiliates resulting in $10 million and $11 million reductions in income taxes for the three and six months ended June 30, 2003.

Cumulative Effect of a Change in Accounting Principle

PPL adopted SFAS 143, "Accounting for Asset Retirement Obligations," effective January 1, 2003. SFAS 143 addresses the accounting for obligations associated with the retirement of tangible long-lived assets. It requires legal obligations associated with the retirement of long-lived assets to be recognized as a liability in the financial statements. Application of the new rules resulted in a cumulative effect of adoption that increased net income by $63 million in 2003. See Note 12 to the Financial Statements for additional information.

PPL adopted SFAS 142, "Goodwill and Other Intangible Assets," on January 1, 2002. SFAS 142 requires an annual impairment test of goodwill and other intangible assets that are not subject to amortization. PPL conducted a transition impairment analysis in the first quarter of 2002 and recorded a transition goodwill impairment charge of $150 million. See Note 11 to the Financial Statements for additional information.

Financial Condition

Liquidity

At June 30, 2003, PPL had $370 million of cash and cash equivalents and $122 million of short-term debt. At December 31, 2002, PPL had $245 million in cash and cash equivalents and $943 million of short-term debt. The increase in cash position was primarily the net result of:

  cash provided by operating activities of $498 million,
  the issuance of $986 million of long-term debt, and
  the issuance of $411 million of common stock, offset by
  the net decrease of $834 million of short-term debt,
  the retirement of $404 million of long-term debt,
  payment of $145 million of common and preferred dividends, and capital expenditures of $357 million.

In July 2003, PPL Energy Supply and PPL Electric each determined that, based on their strong current cash positions and anticipated cash flows, they will not need to access the commercial paper markets through at least the end of 2003. Neither company currently has any commercial paper outstanding. As a result, PPL Energy Supply and PPL Electric each requested Standard & Poor's Ratings Services (S&P), Moody's Investors Service, Inc. (Moody's) and Fitch Ratings (Fitch) to withdraw their ratings for these currently inactive commercial paper programs, which they did effective as of July 9, 2003. Based on current cash positions and availabilities under their respective revolving credit facilities, PPL Energy Supply and PPL Electric do not expect this decision to limit their ability to fund their short-term liquidity needs.

Rating Agency Decisions - PPL

S&P, Moody's and Fitch recently reviewed the credit ratings on the debt and preferred securities of PPL and its subsidiaries. Based on their respective reviews, the rating agencies made certain ratings revisions which are described below.

Management does not expect these ratings decisions to impact PPL and its subsidiaries' ability to raise new long-term debt. These ratings decisions will have an immaterial impact on PPL and its subsidiaries' cost of maintaining their credit facilities and the cost of any new long-term debt.

The ratings of S&P, Moody's and Fitch are not a recommendation to buy, sell or hold any securities of PPL or its subsidiaries. Such ratings may be subject to revisions or withdrawal by the agencies at any time and should be evaluated independently of each other and any other rating that may be assigned to their securities.

S&P

In April 2003, S&P notified PPL, PPL Energy Supply and PPL Electric that it:

  affirmed both the 'A-' ratings on PPL Electric's first mortgage bonds and senior secured bonds and the 'BBB' corporate credit ratings for PPL and PPL Energy Supply;
  lowered the rating on PPL Capital Funding's senior unsecured debt to 'BBB-' from 'BBB';
  placed PPL Electric on negative outlook. S&P indicated that PPL and PPL Energy Supply remain on negative outlook; and
  affirmed the 'A-2' commercial paper ratings of PPL Energy Supply and PPL Electric.

S&P indicated that the rating revision on PPL Capital Funding's senior unsecured debt is based on its structural subordination, which it noted will increase as new debt is financed at PPL Energy Supply. S&P also indicated that the negative outlook for PPL and its subsidiaries reflects its view of weak debt-protection measures due to low wholesale energy prices.

Moody's

In May 2003, Moody's downgraded the credit ratings on the debt and preferred securities of PPL, PPL Electric and PPL Energy Supply. The ratings downgraded include:

  PPL Electric's first mortgage bonds and senior secured bonds, to 'Baa1' from 'A3';
  PPL Energy Supply's senior unsecured notes, to 'Baa2' from 'Baa1';
  PPL Capital Funding's senior unsecured debt, to 'Baa3' from 'Baa2'; and
  PPL's senior unsecured debt that is not currently outstanding but that may be issued under PPL's shelf registration statement on file with the SEC, to 'Baa3' from 'Baa2'.

The Moody's ratings outlook was stable for each of PPL, PPL Electric, PPL Energy Supply and PPL Capital Funding.

Neither PPL Electric's nor PPL Energy Supply's short-term debt ratings were impacted by Moody's long-term debt review.

Moody's stated that the downgrades reflect its concerns about PPL's high debt levels, PPL Energy Supply's modest exposure to merchant generation risk, the continued weakness in the wholesale power market and the associated financial impact on PPL Energy Supply, and concerns regarding the amount of cash flow to be generated from PPL Energy Supply's non-regulated domestic operations and the free cash flow available from its regulated international assets. However, Moody's also indicated that the full requirements contract between PPL Electric and PPL EnergyPlus, which previously was approved by the PUC and which extends through December 2009, mitigates PPL Electric's supply and price risk and provides a predictable stream of cash flows to PPL Energy Supply during such time period. Moody's also noted that PPL's management has already implemented a number of initiatives to strengthen the company's current credit quality and reduce its debt levels, such as the issuance of over $1 billion of common stock and mandatory convertible securities over the last few years, a sizeable reduction in planned capital expenditures, the cancellation of projects under development, workforce reductions and write-downs of some non-core investments.

Fitch

Also in May 2003, Fitch notified PPL, PPL Energy Supply and PPL Capital Funding that it:

  downgraded PPL Capital Funding's senior unsecured debt to 'BBB' from 'BBB+';
  downgraded PPL's senior unsecured debt that is not currently outstanding but that may be issued under PPL's shelf registration statement on file with the SEC, to 'BBB' from 'BBB+';
  affirmed both the 'BBB+' rating of PPL Energy Supply's senior unsecured debt, and the 'F2' rating of its commercial paper; and
  placed each of PPL, PPL Capital Funding and PPL Energy Supply on negative outlook.

Fitch indicated that the revised ratings for PPL and PPL Capital Funding reflect the structural subordination of PPL to that of its subsidiaries and Fitch's expectations of lower cash flow from PPL Electric until early 2005. Fitch indicated that the change in outlook for these companies results from the increase during 2002 in PPL's generation asset portfolio that is dependent on merchant generation, continued weakness in U.S. merchant energy markets and exposure to international distribution assets primarily in Latin America and the U.K. However, Fitch noted that PPL Energy Supply derives significant earnings and cash flow from long-term supply contracts, including the full requirements contract between PPL Electric and PPL EnergyPlus, that on average account for about 70% of PPL Energy Supply's gross margin over the next five years.

Rating Agency Decisions - WPD

In February 2003, Moody's confirmed the ratings of WPDH Limited and WPD (South Wales) at 'Baa2' and 'Baa1,' and downgraded WPD LLP from 'Baa1' to 'Baa2' and SIUK Capital Trust I from 'Baa2' to 'Baa3.' The outlook on all ratings was stable. In March 2003, S&P assigned its 'BBB+' senior unsecured debt rating to the £200 million bonds issued by WPD (South West). At the same time the 'BBB+' and 'A-2' corporate credit ratings on SIUK PLC were withdrawn as a result of the acquisition of its debt by WPD LLP. S&P assigned its 'BBB' long-term and 'A-2' short-term corporate credit ratings to WPD LLP in line with the ratings on the rest of the WPD group.

Following a review of holding companies of U.K. regulated utilities, in July 2003 S&P downgraded the long-term ratings from 'BBB' to 'BBB-' and short-term ratings from 'A-2' to 'A-3' for both WPDH Limited and WPD LLP, and retained a negative outlook. At the same time, S&P reaffirmed the credit ratings for WPD (South West) and WPD (South Wales) at 'BBB+.' This is in line with S&P U.K.'s recently announced implementation of a new methodology related to U.K. electric distribution holding companies wherein electric distribution operating companies rated in the BBB category will have the parent holding company (WPDH Limited) notched down by two categories from the operating company rating level. WPD's management does not expect the placement of WPD on negative outlook to limit its ability to fund its short-term liquidity needs or access new long-term debt or to impact the cost of any new long-term debt.

Risk Management - Energy Marketing & Trading and Other

Market Risk

Commodity Price Risk

As of June 30, 2003, PPL estimated that a 10% adverse movement in market prices across all geographic areas and time periods would have decreased the value of the commodity contracts in its non-trading portfolio by approximately $200 million. However, the change in the value of the non-trading portfolio would have been substantially offset by an increase in the value of the underlying commodity, the electricity generated, because these contracts serve to reduce the market risk inherent in the generation of electricity. Additionally, the value of PPL's unsold generation would be improved. Because PPL's electricity portfolio is generally in a net sales position, the adverse movement in prices is usually an increase in prices. Conversely, because PPL's commodity fuels portfolio is generally in a net purchase position, the adverse movement in prices is usually a decrease in prices. If both of these scenarios happened, the implied margins for the unsold generation would increase.

PPL also executes energy contracts to take advantage of market opportunities. As a result, PPL may at times create a net open position in its portfolio that could result in significant losses if prices do not move in the manner or direction anticipated. The margins from these trading activities are shown in the Statement of Income as "Net energy trading margins."

PPL's trading contracts mature at various times through 2005. The following chart sets forth PPL's net fair market value of trading contracts:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Fair value of contracts outstanding at the beginning of the period	$(16)	$7	$(6)

Contracts realized or otherwise settled during the period	10	2	10	$(1)

Fair value of new contracts at inception	(2)	(5)	(3)	(7)

Other changes in fair values	1	(3)	(8)	9

Fair value of contracts outstanding at the end of the period	$(7)	$1	$(7)	$1

During the three and six months ended June 30, 2003, PPL reversed net losses of approximately $10 million, and during the three and six months ended June 30, 2002, PPL reversed net gains/(losses) of approximately $(2) million and $1 million, related to contracts entered into prior to January 1 of the previous year. These amounts do not reflect intra-year contracts that were entered into and settled during the period.

"Other changes in fair values" represents changes in the market value of contracts outstanding at the end of the period.

As of June 30, 2003, the net unrealized gain on PPL's trading activities expected to be realized in earnings during the next three months is approximately $8 million.

The following chart segregates estimated fair values of PPL's trading portfolio at June 30, 2003 based on whether the fair values are determined by quoted market prices or other more subjective means.

	Fair Value of Contracts at Period-End Gains/(Losses)
	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years	Total Fair Value

Source of Fair Value

Prices actively quoted	$3				$3

Prices provided by other external sources	(8)				(8)

Prices based on models and other valuation methods	(3)	$1			(2)

Fair value of contracts outstanding at the end of the period	$(8)	$1			$(7)

The "Prices actively quoted" category includes the fair value of exchange-traded natural gas futures contracts quoted on the New York Mercantile Exchange.

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

The "Prices based on models and other valuation methods" category includes the value of transactions for which an internally developed price curve was constructed as a result of the long-dated nature of the transaction or the illiquidity of the market point, or the value of options not quoted by an exchange or OTC broker. Additionally, this category includes "strip" transactions whose prices are obtained from external sources and then modeled to monthly prices as appropriate. This level of modeling has been increasingly required due to the illiquidity of the energy markets.

As of June 30, 2003, PPL estimated that a 10% adverse movement in market prices across all geographic areas and time periods would have decreased the value of the commodity contracts in its trading portfolio by $7 million.

Interest Rate Risk

PPL and its subsidiaries have issued debt to finance their operations. PPL uses various financial derivative products to adjust the mix of fixed and floating interest rates in its debt portfolio, adjust the duration of its debt portfolio and lock in U.S. Treasury rates (and interest rate spreads over treasuries) in anticipation of future financing, when appropriate. Risk limits under the risk management program are designed to balance risk exposure to volatility in interest expense and changes in the fair value of PPL's debt portfolio due to changes in the absolute level of interest rates.

At June 30, 2003, PPL's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was estimated at $2 million.

PPL is also exposed to changes in the fair value of its U.S. and international debt portfolios. At June 30, 2003, PPL estimated that its potential exposure to a change in the fair value of its debt portfolios, through a 10% adverse movement in interest rates, was $222 million.

PPL utilizes various risk management instruments to reduce its exposure to adverse interest rate movements for future anticipated financings. While PPL is exposed to changes in the fair value of these instruments, they are designed such that an economic loss in value should generally be offset by interest rate savings at the time the future anticipated financing is completed. At June 30, 2003, PPL estimated that its potential exposure to a change in the fair value of these instruments, through a 10% adverse movement in interest rates, was approximately $3 million.

Foreign Currency Risk

PPL is exposed to foreign currency risk, primarily through investments in affiliates in Latin America and Europe. In addition, PPL may make purchases of equipment in currencies other than U.S. dollars.

PPL has adopted a foreign currency risk management program designed to hedge certain foreign currency exposures, including firm commitments, recognized assets or liabilities and net investments. In addition, PPL enters into financial instruments to protect against foreign currency translation risk.

PPL holds contracts for the forward purchase of 26 million euros and £1 million to pay for certain equipment of a PPL Energy Supply subsidiary in 2003 and 2004. The estimated value of these forward purchases as of June 30, 2003, being the amount PPL would receive to terminate them, was $5 million.

PPL executed forward sale transactions for £25 million to hedge a portion of its net investment in WPDH Limited. The estimated value of these agreements as of June 30, 2003 was insignificant.

To protect expected income in British pounds sterling, PPL entered into average rate options for £26 million and average rate forward sale agreements for £20 million. To protect expected income in Chilean pesos, PPL entered into average rate options for 4 billion Chilean pesos. At June 30, 2003, the market value of these positions, representing the amount PPL would pay to terminate them, was $1 million.

WPDH Limited executed cross-currency swaps totaling $1.3 billion to hedge the value of its U.S. dollar-denominated bonds. The estimated value of this position on June 30, 2003, being the amount PPL would pay to terminate them, was $29 million.

PPL executed a non-deliverable, forward purchase agreement for 3 billion Chilean Pesos to hedge the translation risk of a Chilean subsidiary's U.S. dollar receivable. The market value of this position at June 30, 2003 was insignificant.

Nuclear Decommissioning Fund - Securities Price Risk

In connection with certain Nuclear Regulatory Commission requirements, PPL Susquehanna maintains trust funds to fund certain costs of decommissioning the Susquehanna station. As of June 30, 2003, these funds were invested primarily in domestic equity securities and fixed-rate, fixed-income securities and are reflected at fair value on PPL's Balance Sheet. The mix of securities is designed to provide returns to be used to fund Susquehanna's decommissioning and to compensate for inflationary increases in decommissioning costs. However, the equity securities included in the trusts are exposed to price fluctuation in equity markets, and the values of fixed-rate, fixed-income securities are exposed to changes in interest rates. PPL Susquehanna actively monitors the investment performance and periodically reviews asset allocation in accordance with its nuclear decommissioning trust policy statement. At June 30, 2003, a hypothetical 10% adverse movement in interest rates and a 10% decrease in equity prices would have resulted in an estimated $20 million reduction in the fair value of the trust assets.

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

At June 30, 2003, PPL had domestic generation projects under development which would provide 645 MW of additional generation.

PPL Global is continuously reexamining development projects based on market conditions and other factors to determine whether to proceed with these projects, sell them, cancel them, expand them, execute tolling agreements or pursue other opportunities.

Environmental Matters

See Note 7 to the Financial Statements for a discussion of environmental matters.

New Accounting Standards

FIN 46

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 clarifies that variable interest entities, as defined therein, that do not disperse risks among the parties involved should be consolidated by the entity that is determined to be the primary beneficiary. FIN 46 also requires certain disclosures to be made by the primary beneficiary and by an enterprise that holds a significant variable interest in a variable interest entity but is not the primary beneficiary. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after January 31, 2003. For variable interest entities in which an enterprise holds a variable interest that was acquired before February 1, 2003, FIN 46 must be adopted no later than the first fiscal year or interim period beginning after June 15, 2003. FIN 46 did not have an impact on PPL during the three or six months ended June 30, 2003. PPL is in the process of evaluating entities in which it holds a variable interest that was acquired before February 1, 2003. Except as discussed below, PPL is currently not aware of any variable interest entities that are not consolidated as of June 30, 2003 but which it must consolidate in accordance with FIN 46 effective July 1, 2003. As it continues to evaluate the impact of applying FIN 46, PPL may identify additional entities that it would need to consolidate.

The lessors under the operating leases for the Sundance, University Park and Lower Mt. Bethel generation facilities are variable interest entities in which PPL is the primary beneficiary. Consequently, under FIN 46, PPL will be required to consolidate the financial statements of the lessors effective July 1, 2003. Upon initial consolidation, PPL will recognize $1.0 billion of additional assets and liabilities on its balance sheet and a charge of $21 million, after-tax, as a cumulative effect of a change in accounting principle. The additional assets consist principally of the generation facilities, and the additional liabilities consist principally of the lease financing. See Note 14 to the Financial Statements for a discussion of the leases.

Other

See Note 14 to the Financial Statements for information on other new accounting standards adopted in 2003 or pending adoption.

Application of Critical Accounting Policies

PPL's financial condition and results of operations are impacted by the methods, assumptions and estimates used in the application of critical accounting policies. The following accounting policies are particularly important to the financial condition or results of operations of PPL, and require estimates or other judgments of matters inherently uncertain: price risk management, pension and other postretirement benefits, asset impairment, leasing, loss accruals, and asset retirement obligations.

See Item 7, "Review of the Financial Condition and Results of Operations," in PPL's Annual Report to the SEC on Form 10-K for the year ended December 31, 2002 for a discussion of each critical accounting policy, except for asset retirement obligations which is discussed below. PPL's senior management has reviewed these critical accounting policies, and the estimates and assumptions regarding them, with its Audit Committee. In addition, PPL's senior management reviewed the Form 10-K disclosures regarding the application of these critical accounting policies with the Audit Committee.

Asset Retirement Obligations

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

In determining asset retirement obligations, management must make significant judgments and estimates to calculate fair value. Fair value is developed through consideration of estimated retirement costs in today's dollars, inflated to the anticipated retirement date and then discounted back to the date the asset retirement obligation was incurred. Changes in assumptions and estimates included within the calculations of asset retirement obligations could result in significantly different results than those identified and recorded in the financial statements.

PPL adopted SFAS 143 effective January 1, 2003. Application of the new rules resulted in an increase in net property, plant and equipment of $32 million, reversal of previously recorded liabilities of $304 million, recognition of asset retirement obligations of $229 million, recognition of a deferred tax liability of $44 million and a cumulative effect of adoption that increased net income by $63 million or $0.37 per share. PPL's most significant assumptions surrounding asset retirement obligations are the forecasted retirement cost, discount rate and inflation rate. A variance in the forecasted retirement cost, discount rate or inflation rate could have a significant impact on the ARO liability and the cumulative effect gain.

The following chart reflects the sensitivities associated with a change in these assumptions upon initial adoption. Each sensitivity below reflects an evaluation of the change based solely on a change in that assumption only.

	Change in Assumption	Impact on Cumulative Effect	Impact on ARO Liability

Retirement Cost	10/(10)%	$(10)/$10	$21/$(21)

Discount Rate	0.25/(0.25)%	$10/$(11)	$(22)/$25

Inflation Rate	0.25/(0.25)%	$(12)/$11	$25/$(22)

PPL ENERGY SUPPLY, LLC AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the Financial Statements and Combined Notes to Condensed Consolidated Financial Statements included in Item 1 above, and with the section entitled "Review of the Financial Condition and Results of Operations" in PPL Energy Supply's Annual Report to the SEC on Form 10-K for the year ended December 31, 2002. Terms and abbreviations appearing here are explained in the glossary. Dollars are in millions, unless otherwise noted.

Results of Operations

The following discussion, that explains significant changes in principal items on the Statement of Income, compares the three and six months ended June 30, 2003, to the comparable periods in 2002.

Prior to September 6, 2002, PPL Global held 51% of the equity interest in WPD, but shared joint control with Mirant. On September 6, 2002, PPL Global acquired the remaining 49% equity interest in WPD and gained complete control. The purchase of Mirant's interest was accounted for as a step-acquisition and resulted in the consolidation of WPD's results of operations as of January 1, 2002. Therefore, PPL Energy Supply's income statement for the three and six months ended June 30, 2002 has been reclassified to reflect the consolidation of WPD's results. Mirant's $28 million and $53 million share of earnings for the three and six months ended June 30, 2002 is reflected in "Minority Interest."

WPD's results as consolidated in PPL Energy Supply's income statement are impacted by changes in foreign currency exchange rates. For the three and six months ended June 30, 2003, as compared to the same periods in 2002, changes in foreign exchange rates increased WPD's portion of revenue and expense line items by about 10% and 11%.

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

Earnings

The changes in net income from period to period were, in part, attributable to several unusual items with significant earnings impacts as shown below. Income from core operations, which excludes the impact of unusual items, should not be considered as an alternative to net income, which is an indicator of operating performance determined in accordance with GAAP. PPL Energy Supply believes that income from core operations, although a non-GAAP measure, is also useful and meaningful to investors because it provides them with PPL Energy Supply's underlying earnings performance as another criterion in making their investment decisions. PPL Energy Supply's management also uses income from core operations in measuring certain corporate performance goals. Other companies may use different measures to present financial performance. The table below reconciles income from core operations to net income, by eliminating the impact of unusual items.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Income from core operations	$132	$126	$285	$275

Unusual items (net of tax):

Accounting method change - asset retirement obligation (Note 12)			63

Goodwill impairment (Note 11)				(150)

CEMAR impairment (Note 6)		(94)		(98)

Workforce reduction (Note 13)		(23)		(23)

Net income - actual	$132	$9	$348	$4

The after-tax changes in core earnings were primarily due to:

	June 30, 2003 vs. June 30, 2002
	Three Months Ended	Six Months Ended

Domestic:

Higher wholesale energy margins	$20	$31

Net energy trading margins	7	(5)

Unregulated retail energy margins	2	1

Lower regulated retail energy margins	(15)	(39)

Trademark royalties to affiliates	(5)	(11)

Higher operating and maintenance expenses	(12)	(12)

Other	(1)	(2)

International:

Higher earnings from U.K. operations	18	51

Lower earnings from Latin American operations	(6)

Other	(2)	(4)

	$6	$10

The period to period changes in earnings components, including margins by activity and income statement line items, are discussed in the balance of the discussion in "Results of Operations." The increase in earnings from U.K. operations was primarily due to obtaining complete ownership of WPD in September 2002. (See Note 6 to the Financial Statements for additional information.)

PPL Energy Supply's future earnings could be impacted by a number of factors, including the following:

  PPL Energy Supply expects that the low level of wholesale energy prices will adversely impact margins in 2003 and beyond. Based upon current energy price levels, there is a risk that PPL Energy Supply may be unable to recover its investment in new gas-fired generation facilities. Under GAAP, PPL Energy Supply does not believe that there is an impairment charge to be recorded at this time. PPL Energy Supply is unable to predict the ultimate earnings impact of this issue, based upon energy price levels, applicable accounting rules and other factors, but such impact may be material. See "Application of Critical Accounting Policies - Asset Impairment" in PPL Energy Supply's Annual Report to the SEC on Form 10-K for the year ended December 31, 2002 for additional information.
  Earnings in the third quarter of 2003 and beyond will be impacted by the consolidation of variable interest entities (as discussed in Note 14 to the Financial Statements).
  PPL Energy Supply operates a synfuel facility and receives tax credits pursuant to Section 29 of the Internal Revenue Code based on its sale of synfuel to unaffiliated third-party purchasers. See Note 7 to the Financial Statements for a discussion of the IRS announcement in June 2003, that it would be reviewing synfuel production procedures, and the projected annual earnings attributable to PPL Energy Supply's synfuel operations.

Domestic Energy Margins

The following tables provide summary data regarding changes in the components of domestic gross margins of wholesale and retail energy for the three and six months ended June 30, 2003, compared with the same periods in 2002:

	June 30, 2003 vs. June 30, 2002
	Three Months Ended	Six Months Ended

Wholesale energy marketing revenues	$82	$187

Wholesale energy marketing to affiliates	(12)	8

Unregulated retail electric and gas revenues	(9)	(6)

Net energy trading margins	12	(9)

Total revenues	73	180

Fuel	12	53

Purchased power	36	140

Purchased power from affiliates	(2)	(3)

Other cost adjustments (a)	2	11

Total cost of sales	48	201

Domestic gross energy margins	$25	$(21)

(a)

Adjusted to exclude the impact of any costs not associated with domestic energy margins, in particular, costs related to the international operations of PPL Global. Also adjusted to include gains on sales of emission allowances, which are included in other operating expenses on the Statement of Income.

Changes in Gross Domestic Energy Margins By Activity

Gross margin calculations are dependent on the allocation of fuel and purchased power costs to the activities listed in the following table. That allocation is based on monthly MWh consumption levels compared to monthly MWh supply costs. Any costs specific to an activity are charged to that activity.

	June 30, 2003 vs. June 30, 2002
	Three Months Ended	Six Months Ended

Wholesale - Eastern U.S.	$27	$34

Wholesale - Western U.S.	8	19

Net energy trading	12	(9)

Unregulated retail	3	1

Regulated retail	(25)	(66)

Domestic gross energy margins	$25	$(21)

Wholesale - Eastern U.S.

East wholesale margins were higher for the three and six months ended June 30, 2003, compared to the same periods in 2002, primarily due to higher volumes, which increased 53% and 75%, respectively, over the same periods last year. The higher volumes were primarily driven by market opportunities to optimize the value of generating assets, and for the six months ended June 30, 2003, by higher spot prices that allowed PPL Energy Supply to increase the utilization of its higher cost generating units. In addition, 699 MW of new generation began commercial operations in mid-2002. Partially offsetting the increase in wholesale energy margins for the six months ended June 30, 2003, compared to the same period in 2002, was the buyout of a NUG contract in February 2002, which reduced power purchases by $25 million.

Wholesale - Western U.S.

Western wholesale margins consist of margins in the Northwest and in the Southwest.

In the Northwest, margins were $13 million and $23 million higher for the three and six months ended June 30, 2003, compared to the same periods in 2002, primarily due to higher wholesale prices. Average wholesale prices for the three and six months ended June 30, 2003 were $6/MWh and $13/MWh higher than those realized in the same periods in 2002. These amounts include a $3 million settlement with Energy West Resources, Inc. in June 2003.

In the Southwest, margins were $5 million and $4 million lower for the three and six months ended June 30, 2003, compared to the same periods in 2002, primarily due to less unrealized margins for hedging activities in this area.

Net Energy Trading

PPL Energy Supply enters into certain energy contracts that meet the criteria of trading derivatives as defined by EITF 02-3. These physical and financial contracts cover trading activity associated with electricity, gas and oil. The $12 million increase for the three months ended June 30, 2003, compared to the same period in 2002, was primarily due to realized gains associated with gas and oil swaps as well as unrealized gains on electricity positions. The $9 million decrease for the six months ended June 30, 2003, compared to the same period in 2002, was primarily due to unrealized losses for the six months ended June 30, 2003. The physical volumes associated with energy trading for the three months ended June 30, 2003 were 2,366 GWh and 3.4 Bcf, compared to 2,231 GWh and 1.9 Bcf for the three months ended June 30, 2002. Energy trading physical volumes for the six months ended June 30, 2003 were 4,857 GWh and 7.2 Bcf, compared to 4,736 GWh and 5.1 Bcf for the six months ended June 30, 2002.

Unregulated Retail

Unregulated retail margins were higher for the three and six months ended June 30, 2003, compared to the same periods in 2002 primarily due to the retention of existing electric contracts at renegotiated higher prices in the East and executing new electric contracts in both the East and the West, partially offset by lower retail gas margins as a result of exiting the retail gas market in March 2003. In addition, for the six months ended June 30, 2003, compared to the same period in 2002, the increase in margins was partially offset by significantly lower electric retail prices in the West.

Regulated Retail

Regulated retail margins in the East decreased by 12% and 16% for the three and six months ended June 30, 2003, compared to the same periods in 2002, due to higher supply costs resulting from higher purchased power prices which rose because of higher gas and oil prices and the abnormally cold winter. Average PJM spot market real time prices rose 22% and 69% for the three and six months ended June 30, 2003, compared to the same periods in 2002.

Utility Revenues

The decreases in utility revenues were attributable to the following:

	June 30, 2003 vs. June 30, 2002
	Three Months Ended	Six Months Ended

International:

Retail electric delivery (PPL Global)

U.K.	$9	$29

El Salvador	6	9

Bolivia		1

Chile	(1)	(1)

Brazil	(34)	(65)

	$(20)	$(27)

The decrease for both periods was primarily due to the deconsolidation of CEMAR. PPL Global stopped recording operating results of CEMAR upon relinquishing control to ANEEL. (See Note 6 to the Financial Statements for additional information.)

The decreases for the three and six month periods were partially offset by:

  higher WPD revenues in the U.K. primarily due to the change in foreign currency exchange rates from period to period; and
  higher revenues in El Salvador primarily due to higher volumes and higher pass-through energy costs, partially offset by a 6% tariff reduction effective January 1, 2003.

Energy Related Businesses

Energy related businesses contributed $18 million less to operating income for the six months ended June 30, 2003, compared to the same period in 2002. The decrease resulted primarily from:

  a $7 million operating loss on some Hyder properties in 2003, which were subsequently sold in April 2003;
  a $4 million decrease in Latin America revenues from lower material and construction project sales. In 2002, PPL Global's Bolivian subsidiary participated in the construction of a 1,500 kilometer transmission line in rural areas of Bolivia;
  a $4 million credit recorded in 2002, due largely to a favorable settlement on the cancellation of a generation project in Washington state; and
  a $3 million decrease in pre-tax earnings of PPL Energy Supply's mechanical contractors, primarily due to the overall economic slowdown.

Other Operation and Maintenance

The increases in other operation and maintenance expenses were primarily due to:

	June 30, 2003 vs. June 30, 2002
	Three Months Ended	Six Months Ended

Decrease in pension income	$10	$19

Additional expenses of new generating facilities that became operational in mid-2002	9	18

Increase in WPD expenses due to increases in foreign currency exchange rates, regulatory accounting adjustments, and resolution of purchase accounting contingencies in the second quarter of 2002 related to the Hyder acquisition	17	17

Outage costs associated with the turbine replacement at the Susquehanna station	16	16

Allocated trademark license fees from a PPL subsidiary	9	11

Accretion expense as a result of adopting SFAS 143, "Accounting for Asset Retirement Obligations." See Note 12.	4	9

Impairment charge on transmission rights	4	4

Reduction in salaries and benefits as a result of the workforce reduction initiated in 2002	(5)	(10)

Decrease in the Clean Air Act contingency relating to generating facilities		(8)

Decrease in Brunner Island expenses from outage work completed in the Spring of 2002, as opposed to the normal fall outage	(8)	(8)

Other		(9)

	$56	$59

The decreases in pension income for the three and six months ended June 30, 2003, were attributable to PPL Energy Supply's participation in PPL's primary domestic pension plan and the U.K. pension plans of WPD. As a result of weak capital markets during 2002, PPL's domestic and U.K. pension plans experienced significant asset losses. The weakened market performance decreased economic forecasts, which resulted in PPL reducing its expected return on assets assumption for its pension plans. In addition, declining fixed income security yield rates resulted in PPL decreasing its discount rate assumption for its pension plans as of December 31, 2002. These events and assumption changes reduced the amount of pension income PPL will record in 2003. Through June 30, 2003, PPL Energy Supply recorded approximately $20 million of pension income and will record approximately $20 million of additional pension income in the second half of 2003. Future levels of income or expense will depend on ongoing market conditions and results.

Depreciation

Normal plant additions accounted for the increase in depreciation of $6 million for the six months ended June 30, 2003, compared with the same period in 2002. However, there were also a few significant transactions with offsetting impacts, as follows:

  WPD depreciation increased by $14 million. Of that amount, $6 million relates to depreciation on the write-up to fair value of assets acquired in the acquisition, $6 million resulted from increased foreign currency exchange rates, and the remaining $2 million reflects the increase in distribution assets.
  PPL Global's write-down of CEMAR resulted in a $4 million decrease in depreciation on those assets in 2003.
  Due to the adoption of SFAS 143, "Accounting for Asset Retirement Obligations," on January 1, 2003, PPL Susquehanna depreciation expense (which previously included nuclear decommissioning expense) decreased by about $10 million for the six months ended June 30, 2003, compared with the same period in 2002. There was a corresponding recording of accretion expense in 2003, which is part of operation expense.

Write-down of International Energy Projects

See Note 6 to the Financial Statements for additional information on a $6 million charge in the three months ended March 31, 2002 and a $94 million charge in the three months ended June 30, 2002 to reflect additional write-downs of PPL Global's investment in CEMAR.

Workforce Reduction

See Note 13 to the Financial Statements for information regarding the $40 million charge recorded in June 2002.

Other Income - net

See Note 9 to the Financial Statements for details of other income.

Interest Expense

The changes in interest expense were due to:

	June 30, 2003 vs. June 30, 2002
	Three Months Ended	Six Months Ended

Decreased long-term debt expense due to net long-term debt retirements			$(8)

Decreased long-term debt expense from the deconsolidation of CEMAR	$(8)		(17)

Write-off unamortized swap costs on WPD debt restructuring	11		11

Increase in short-term debt expense	2		6

Capitalized interest and other	4		8

	$9	$

Income Taxes

Income taxes decreased by $4 million and $40 million for the three and six months ended June 30, 2003, compared to the same periods in 2002. The decreases were due to:

  higher pre-tax book income, resulting in $41 million and $7 million increases in income taxes for the three and six months ended June 30, 2003; offset by a reduction related to an impairment charge on PPL Energy Supply's investment in CEMAR resulting in a $33 million deferred income tax valuation allowance recorded in the second quarter of 2002; and
  differences in income recognition for tax purposes related to foreign affiliates resulting in $10 million and $11 million reductions in income taxes for the three and six months ended June 30, 2003.

Cumulative Effect of a Change in Accounting Principle

PPL Energy Supply adopted SFAS 143, "Accounting for Asset Retirement Obligations," effective January 1, 2003. SFAS 143 addresses the accounting for obligations associated with the retirement of tangible long-lived assets. It requires legal obligations associated with the retirement of long-lived assets to be recognized as a liability in the financial statements. Application of the new rules resulted in a cumulative effect of adoption that increased net income and equity by $63 million. See Note 12 to the Financial Statements for additional information.

PPL Energy Supply adopted SFAS 142, "Goodwill and Other Intangible Assets," on January 1, 2002. SFAS 142 requires an annual impairment test of goodwill and other intangible assets that are not subject to amortization. PPL Energy Supply conducted a transition impairment analysis in the first quarter of 2002 and recorded a transition goodwill impairment charge of $150 million. See Note 11 to the Financial Statements for additional information.

Financial Condition

Liquidity

At June 30, 2003, PPL Energy Supply had $207 million of cash and cash equivalents and $122 million of short-term debt. At December 31, 2002, PPL Energy Supply had $149 million in cash and cash equivalents and $928 million of short-term debt. The increase in cash position was primarily the net result of:

  cash provided by operating activities of $322 million,
  the net decrease of $428 million of notes receivables from affiliates, the issuance of $797 million of long-term debt, and
  $262 million from contributions from Member, offset by
  the net decrease of $819 million of short-term debt,
  the retirement of $53 million of long-term debt,
  $650 million of distributions to Member, and
  capital expenditures of $234 million.

In July 2003, PPL Energy Supply determined that, based on its strong current cash position and anticipated cash flows, it would not need to access the commercial paper markets through at least the end of 2003. PPL Energy Supply currently has no commercial paper outstanding. As a result, PPL Energy Supply requested Standard & Poor's Ratings Services (S&P), Moody's Investors Service, Inc. (Moody's) and Fitch Ratings (Fitch) to withdraw their ratings for the currently inactive commercial paper program, which they did effective as of July 9, 2003. Based on current cash position and availabilities under its respective revolving credit facilities, PPL Energy Supply does not expect this decision to limit its ability to fund its short-term liquidity needs.

Rating Agency Decisions - PPL Energy Supply

S&P, Moody's and Fitch recently reviewed the credit ratings on the debt of PPL Energy Supply. Based on their respective reviews, the rating agencies made certain ratings revisions which are described below.

Management does not expect these ratings decisions to impact PPL Energy Supply's ability to raise new long-term debt. These ratings decisions will have an immaterial impact on PPL Energy Supply's cost of maintaining its credit facilities and the cost of any new long-term debt.

The ratings of S&P, Moody's and Fitch are not a recommendation to buy, sell or hold any securities of PPL Energy Supply. Such ratings may be subject to revisions or withdrawal by the agencies at any time and should be evaluated independently of each other and any other rating that may be assigned to its securities.

S&P

In April 2003, S&P notified PPL Energy Supply that it affirmed the 'BBB' corporate credit rating for PPL Energy Supply. S&P indicated that PPL Energy Supply remains on negative outlook. S&P indicated that the negative outlook for PPL Energy Supply reflects its view of weak debt-protection measures due to low wholesale energy prices. S&P also affirmed the 'A-2' commercial paper rating of PPL Energy Supply.

Moody's

In May 2003, Moody's downgraded the credit ratings on PPL Energy Supply's senior unsecured notes to 'Baa2' from 'Baa1'. The Moody's ratings outlook was stable for PPL Energy Supply.

Moody's stated that its downgrade reflects its concerns about PPL Energy Supply's modest exposure to merchant generation risk, the continued weakness in the wholesale power market and the associated financial impact on PPL Energy Supply, and concerns regarding the amount of cash flow to be generated from PPL Energy Supply's non-regulated domestic operations and the free cash flow available from its regulated international assets. However, Moody's also indicated that the full requirements contract between PPL Electric and PPL EnergyPlus, which previously was approved by the PUC and which extends through December 2009, provides a predictable stream of cash flows to PPL Energy Supply during such time period. Moody's also noted that PPL Energy Supply's management has already implemented a number of initiatives to strengthen the company's current credit quality and reduce its debt levels, such as a sizeable reduction in planned capital expenditures, the cancellation of projects under development, workforce reductions and write-downs of some non-core investments.

PPL Energy Supply's short-term debt rating was not impacted by Moody's long-term debt review.

Fitch

Also in May 2003, Fitch notified PPL Energy Supply that it:

  affirmed both the 'BBB+' rating of PPL Energy Supply's senior unsecured debt, and the 'F2' rating of its commercial paper; and
  placed PPL Energy Supply on negative outlook.

Fitch indicated that the change in outlook for PPL Energy Supply results from the increase during 2002 in its generation asset portfolio that is dependent on merchant generation, continued weakness in U.S. merchant energy markets and exposure to international distribution assets primarily in Latin America and the U.K. However, Fitch noted that PPL Energy Supply derives significant earnings and cash flow from long-term supply contracts, including the full requirements contract between PPL Electric and PPL EnergyPlus, that on average account for about 70% of PPL Energy Supply's gross margin over the next five years.

Rating Agency Decisions - WPD

In February 2003, Moody's confirmed the ratings of WPDH Limited and WPD (South Wales) at 'Baa2' and 'Baa1,' and downgraded WPD LLP from 'Baa1' to 'Baa2' and SIUK Capital Trust I from 'Baa2' to 'Baa3.' The outlook on all ratings was stable. In March 2003, S&P assigned its 'BBB+' senior unsecured debt rating to the £200 million bonds issued by WPD (South West). At the same time the 'BBB+' and 'A-2' corporate credit ratings on SIUK PLC were withdrawn as a result of the acquisition of its debt by WPD LLP. S&P assigned its 'BBB' long-term and 'A-2' short-term corporate credit ratings to WPD LLP in line with the ratings on the rest of the WPD group.

Following a review of holding companies of U.K. regulated utilities, in July 2003 S&P downgraded the long-term ratings from 'BBB' to 'BBB-' and short-term ratings from 'A-2' to 'A-3' for both WPDH Limited and WPD LLP, and retained a negative outlook. At the same time, S&P reaffirmed the credit ratings for WPD (South West) and WPD (South Wales) at 'BBB+.' This is in line with S&P U.K.'s recently announced implementation of a new methodology related to U.K. electric distribution holding companies wherein electric distribution operating companies rated in the BBB category will have the parent holding company (WPDH Limited) notched down by two categories from the operating company rating level. WPD's management does not expect the placement of WPD on negative outlook to limit its ability to fund its short-term liquidity needs or access new long-term debt or to impact the cost of any new long-term debt.

Risk Management - Energy Marketing & Trading and Other

Market Risk

Commodity Price Risk

As of June 30, 2003, PPL Energy Supply estimated that a 10% adverse movement in market prices across all geographic areas and time periods would have decreased the value of the commodity contracts in its non-trading portfolio by approximately $200 million. However, the change in the value of the non-trading portfolio would have been substantially offset by an increase in the value of the underlying commodity, the electricity generated, because these contracts serve to reduce the market risk inherent in the generation of electricity. Additionally, the value of PPL Energy Supply's unsold generation would be improved. Because PPL Energy Supply's electricity portfolio is generally in a net sales position, the adverse movement in prices is usually an increase in prices. Conversely, because PPL Energy Supply's commodity fuels portfolio is generally in a net purchase position, the adverse movement in prices is usually a decrease in prices. If both of these scenarios happened, the implied margins for the unsold generation would increase.

PPL Energy Supply also executes energy contracts to take advantage of market opportunities. As a result, PPL Energy Supply may at times create a net open position in its portfolio that could result in significant losses if prices do not move in the manner or direction anticipated. The margins from these trading activities are shown in the Statement of Income as "Net energy trading margins."

PPL Energy Supply's trading contracts mature at various times through 2005. The following chart sets forth PPL Energy Supply's net fair market value of trading contracts:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Fair value of contracts outstanding at the beginning of the period	$(16)	$7	$(6)

Contracts realized or otherwise settled during the period	10	2	10	$(1)

Fair value of new contracts at inception	(2)	(5)	(3)	(7)

Other changes in fair values	1	(3)	(8)	9

Fair value of contracts outstanding at the end of the period	$(7)	$1	$(7)	$1

During the three and six months ended June 30, 2003, PPL Energy Supply reversed net losses of approximately $10 million, and during the three and six months ended June 30, 2002, PPL Energy Supply reversed net gains/(losses) of approximately $(2) million and $1 million, related to contracts entered into prior to January 1 of the previous year. These amounts do not reflect intra-year contracts that were entered into and settled during the period.

"Other changes in fair values" represents changes in the market value of contracts outstanding at the end of the period.

As of June 30, 2003, the net unrealized gain on PPL Energy Supply's trading activities expected to be realized in earnings during the next three months is approximately $8 million.

The following chart segregates estimated fair values of PPL Energy Supply's trading portfolio at June 30, 2003 based on whether the fair values are determined by quoted market prices or other more subjective means.

	Fair Value of Contracts at Period-End Gains/(Losses)
	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years	Total Fair Value

Source of Fair Value

Prices actively quoted	$3				$3

Prices provided by other external sources	(8)				(8)

Prices based on models and other valuation methods	(3)	$1			(2)

Fair value of contracts outstanding at the end of the period	$(8)	$1			$(7)

The "Prices actively quoted" category includes the fair value of exchange-traded natural gas futures contracts quoted on the New York Mercantile Exchange.

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

The "Prices based on models and other valuation methods" category includes the value of transactions for which an internally developed price curve was constructed as a result of the long-dated nature of the transaction or the illiquidity of the market point, or the value of options not quoted by an exchange or OTC broker. Additionally, this category includes "strip" transactions whose prices are obtained from external sources and then modeled to monthly prices as appropriate. This level of modeling has been increasingly required due to the illiquidity of the energy markets.

As of June 30, 2003, PPL Energy Supply estimated that a 10% adverse movement in market prices across all geographic areas and time periods would have decreased the value of the commodity contracts in its trading portfolio by $7 million.

Interest Rate Risk

PPL Energy Supply and its subsidiaries have issued debt to finance their operations. PPL manages interest rate risk for PPL Energy Supply by using financial derivative products to adjust the mix of fixed and floating interest rates in its debt portfolio, adjusting the duration of its debt portfolio and locking in U.S. Treasury rates (and interest rate spreads over treasuries) in anticipation of future financing, when appropriate. Risk limits under the risk management program are designed to balance risk exposure to volatility in interest expense and changes in the fair value of PPL Energy Supply's debt portfolio due to changes in the absolute level of interest rates.

At June 30, 2003, PPL Energy Supply's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was insignificant.

PPL Energy Supply is also exposed to changes in the fair value of its debt portfolio. At June 30, 2003, PPL Energy Supply estimated that its potential exposure to a change in the fair value of its debt portfolio, through a 10% adverse movement in interest rates, was $131 million.

PPL and PPL Energy Supply utilize various risk management instruments to reduce PPL Energy Supply's exposure to adverse interest rate movements for future anticipated financings. While PPL Energy Supply is exposed to changes in the fair value of these instruments, they are designed such that any economic loss in value should be offset by interest rate savings at the time the future anticipated financing is completed. At June 30, 2003, PPL Energy Supply estimated that its potential exposure to a change in the fair value of these instruments, through a 10% adverse movement in interest rates, was insignificant.

Foreign Currency Risk

PPL Energy Supply is exposed to foreign currency risk, primarily through investments in affiliates in Latin America and Europe. In addition, PPL Energy Supply may make purchases of equipment in currencies other than U.S. dollars.

PPL has adopted a foreign currency risk management program designed to hedge certain foreign currency exposures, including firm commitments, recognized assets or liabilities and net investments. In addition, PPL enters into financial instruments to protect against foreign currency translation risk.

PPL holds contracts for the forward purchase of 26 million euros and £1 million to pay for certain equipment of a PPL Energy Supply subsidiary in 2003 and 2004. The estimated value of these forward purchases as of June 30, 2003, being the amount PPL would receive to terminate them, was $5 million.

PPL executed forward sale transactions for £25 million to hedge a portion of PPL Energy Supply's net investment in WPDH Limited. The estimated value of these agreements as of June 30, 2003 was insignificant.

To protect expected income in British pounds sterling, PPL entered into average rate options for £26 million and average rate forward sale agreements for £20 million. To protect expected income in Chilean pesos, PPL entered into average rate options for 4 billion Chilean pesos. At June 30, 2003, the market value of these positions, representing the amount PPL would pay to terminate them, was $1 million.

WPDH Limited executed cross-currency swaps totaling $1.3 billion to hedge the value of its U.S. dollar-denominated bonds. The estimated value of this position on June 30, 2003, being the amount PPL would pay to terminate them, was $29 million.

PPL executed a non-deliverable, forward purchase agreement for 3 billion Chilean Pesos to hedge the translation risk of a Chilean subsidiary's U.S. dollar receivable. The market value of this position at June 30, 2003 was insignificant.

Nuclear Decommissioning Fund - Securities Price Risk

In connection with certain Nuclear Regulatory Commission requirements, PPL Susquehanna maintains trust funds to fund certain costs of decommissioning the Susquehanna station. As of June 30, 2003, these funds were invested primarily in domestic equity securities and fixed-rate, fixed-income securities and are reflected at fair value on PPL Energy Supply's Balance Sheet. The mix of securities is designed to provide returns to be used to fund Susquehanna's decommissioning and to compensate for inflationary increases in decommissioning costs. However, the equity securities included in the trusts are exposed to price fluctuation in equity markets, and the values of fixed-rate, fixed-income securities are exposed to changes in interest rates. PPL Susquehanna actively monitors the investment performance and periodically reviews asset allocation in accordance with its nuclear decommissioning trust policy statement. At June 30, 2003, a hypothetical 10% adverse movement in interest rates and a 10% decrease in equity prices would have resulted in an estimated $20 million reduction in the fair value of the trust assets.

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

At June 30, 2003, PPL Energy Supply had domestic generation projects under development which would provide 645 MW of additional generation.

PPL Global is continuously reexamining development projects based on market conditions and other factors to determine whether to proceed with these projects, sell them, cancel them, expand them, execute tolling agreements or pursue other opportunities.

Environmental Matters

See Note 7 to the Financial Statements for a discussion of environmental matters.

New Accounting Standards

FIN 46

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 clarifies that variable interest entities, as defined therein, that do not disperse risks among the parties involved should be consolidated by the entity that is determined to be the primary beneficiary. FIN 46 also requires certain disclosures to be made by the primary beneficiary and by an enterprise that holds a significant variable interest in a variable interest entity but is not the primary beneficiary. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after January 31, 2003. For variable interest entities in which an enterprise holds a variable interest that was acquired before February 1, 2003, FIN 46 must be adopted no later than the first fiscal year or interim period beginning after June 15, 2003. FIN 46 did not have an impact on PPL Energy Supply during the three or six months ended June 30, 2003. PPL Energy Supply is in the process of evaluating entities in which it holds a variable interest that was acquired before February 1, 2003. Except as discussed below, PPL Energy Supply is currently not aware of any variable interest entities that are not consolidated as of June 30, 2003 but which it must consolidate in accordance with FIN 46 effective July 1, 2003. As it continues to evaluate the impact of applying FIN 46, PPL Energy Supply may identify additional entities that it would need to consolidate.

The lessors under the operating leases for the Sundance, University Park and Lower Mt. Bethel generation facilities are variable interest entities in which PPL Energy Supply is the primary beneficiary. Consequently, under FIN 46, PPL Energy Supply will be required to consolidate the financial statements of the lessors effective July 1, 2003. Upon initial consolidation, PPL Energy Supply will recognize $1.0 billion of additional assets and liabilities on its balance sheet and a charge of $21 million, after-tax, as a cumulative effect of a change in accounting principle. The additional assets consist principally of the generation facilities, and the additional liabilities consist principally of the lease financing. See Note 14 to the Financial Statements for a discussion of the leases.

Other

See Note 14 to the Financial Statements for information on other new accounting standards adopted in 2003 or pending adoption.

Application of Critical Accounting Policies

PPL Energy Supply's financial condition and results of operations are impacted by the methods, assumptions and estimates used in the application of critical accounting policies. The following accounting policies are particularly important to the financial condition or results of operations of PPL Energy Supply, and require estimates or other judgments of matters inherently uncertain: price risk management, pension and other postretirement benefits, asset impairment, leasing, loss accruals, and asset retirement obligations.

See Item 7, "Review of the Financial Condition and Results of Operations," in PPL Energy Supply's Annual Report to the SEC on Form 10-K for the year ended December 31, 2002 for a discussion of each critical accounting policy, except for asset retirement obligations which is discussed below. PPL's senior management has reviewed these critical accounting policies, and the estimates and assumptions regarding them, with its Audit Committee. In addition, PPL's senior management reviewed the Form 10-K disclosures regarding the application of these critical accounting policies with the Audit Committee.

Asset Retirement Obligations

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

In determining asset retirement obligations, management must make significant judgments and estimates to calculate fair value. Fair value is developed through consideration of estimated retirement costs in today's dollars, inflated to the anticipated retirement date and then discounted back to the date the asset retirement obligation was incurred. Changes in assumptions and estimates included within the calculations of asset retirement obligations could result in significantly different results than those identified and recorded in the financial statements.

PPL Energy Supply adopted SFAS 143 effective January 1, 2003. Application of the new rules resulted in an increase in net property, plant and equipment of $32 million, reversal of previously recorded liabilities of $304 million, recognition of asset retirement obligations of $229 million, recognition of a deferred tax liability of $44 million and a cumulative effect of adoption that increased net income by $63 million. PPL Energy Supply's most significant assumptions surrounding asset retirement obligations are the forecasted retirement cost, discount rate and inflation rate. A variance in the forecasted retirement cost, discount rate or inflation rate could have a significant impact on the ARO liability and the cumulative effect gain.

The following chart reflects the sensitivities associated with a change in these assumptions upon initial adoption. Each sensitivity below reflects an evaluation of the change based solely on a change in that assumption only.

	Change in Assumption	Impact on Cumulative Effect	Impact on ARO Liability

Retirement Cost	10/(10)%	$(10)/$10	$21/$(21)

Discount Rate	0.25/(0.25)%	$10/$(11)	$(22)/$25

Inflation Rate	0.25/(0.25)%	$(12)/$11	$25/$(22)

PPL ELECTRIC UTILITIES CORPORATION AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the Financial Statements and Combined Notes to Condensed Consolidated Financial Statements included in Item 1 above, and with the section entitled "Review of the Financial Condition and Results of Operations" in PPL Electric's Annual Report to the SEC on Form 10-K for the year ended December 31, 2002. Terms and abbreviations appearing here are explained in the glossary. Dollars are in millions, unless otherwise noted.

Results of Operations

The following discussion, that explains significant changes in principal items on the Statement of Income, compares the three and six months ended June 30, 2003, to the comparable periods in 2002.

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

Earnings

The changes in net income from period to period were, in part, attributable to an unusual item in 2002 with a $19 million unfavorable earnings impact. Income from core operations, which excludes the impact of unusual items, should not be considered as an alternative to net income, which is an indicator of operating performance determined in accordance with GAAP. PPL Electric believes that income from core operations, although a non-GAAP measure, is also useful and meaningful to investors because it provides them with PPL Electric's underlying earnings performance as another criterion in making their investment decisions. PPL Electric's management also uses income from core operations in measuring certain corporate performance goals. Other companies may use different measures to present financial performance. The table below reconciles income from core operations to net income, by eliminating the impact of unusual items.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Income from core operations	$	$11	$29	$31

Unusual item (net of tax):

Workforce reduction (Note 13)		(19)		(19)

Net income (loss) - actual	$	$(8)	$29	$12

The after-tax changes in core earnings were primarily due to:

	June 30, 2003 vs. June 30, 2002
	Three Months Ended	Six Months Ended

Higher delivery revenues (net of CTC/ITC amortization and interest expense on transition bonds)		$14

Higher operating and maintenance expenses	$(5)	(11)

Higher interest expense (excluding transition bond interest expense)	(2)	(5)

Higher depreciation expense	(2)	(2)

Other - net	(2)	2

	$(11)	$(2)

The period-to-period changes in earnings components are discussed in the balance of "Results of Operations."

In May 2003, PPL Electric announced that it expects to file a request for a delivery rate increase with the PUC in the spring of 2004. If approved, the new rates will go into effect in January 2005, when PPL Electric's distribution rate cap expires. PPL Electric has not yet determined the amount of the rate increase it will request, and cannot predict the amount of such increase that will ultimately be approved by the PUC.

Operating Revenues

Retail Electric

The increase (decrease) in revenues from retail electric operations was attributable to the following:

	June 30, 2003 vs. June 30, 2002
	Three Months Ended	Six Months Ended

Electric delivery	$3	$46

PLR electric generation supply	(7)	13

Other		(2)

	$(4)	$57

The increase in operating revenues from retail electric operations for the six months ended June 30, 2003, compared with the same period in 2002, was primarily due to higher delivery revenues resulting from increased sales volumes of 3.4%. The increase in sales volume was due to colder winter weather in the first quarter of 2003. Also contributing to the increase were higher PLR supply revenues due to a 1% increase in customers' PLR rates.

Retail Electric to Affiliate

PPL Electric bills PPL Generation for power plant electricity usage, as well as usage in its offices and other facilities. As of April 2003, the power plants began self supplying their station use, and PPL Electric began billing PPL Generation the minimum bill for their station usage, although they continue to be billed for office and facility usage. This resulted in decreased retail electric revenues to affiliate for the three and six months ended June 30, 2003, compared with the same periods in 2002.

Wholesale Electric to Affiliate

PPL Electric has a contract to sell to PPL EnergyPlus the electricity that PPL Electric purchases under contracts with NUGs. With the termination in February 2002 of a NUG contract, PPL Electric purchased less NUG energy in 2003 and therefore had less electricity to sell to PPL EnergyPlus.

Energy Purchases from Affiliate

Energy purchases from affiliate decreased by $12 million for the three months ended June 30, 2003, compared with the same period in 2002. The decrease reflects lower purchases under the power supply contracts with PPL EnergyPlus needed to support PLR load, due to milder weather during the second quarter of 2003 as compared to the same period in 2002.

Higher prices in 2003, as compared to the same period in 2002, resulted in energy purchases from affiliate increasing by $6 million for the six months ended June 30, 2003. See Note 8 to the Financial Statements for a discussion of the power supply contracts.

Other Operation Expenses

The increases in other operation expenses were due to:

	June 30, 2003 vs. June 30, 2002
	Three Months Ended	Six Months Ended
Decrease in pension income	$5	$9

Environmental accrual for a manufactured gas plant	2	2

Increases in expenses in responding to customers' service calls	1	2

Increase to property damage provision, based on an aging of those accounts	1	1

Increased electric contractor/additional material costs		1

Increased residential weatherization program expenses		1

Reduction in salaries and benefits as a result of the workforce reduction initiated in 2002	(3)	(6)

Other	1	3

	$7	$13

The decreases in pension income for the three and six months ended June 30, 2003 were attributable to PPL Electric's participation in PPL's primary domestic pension plan. As a result of weak capital markets during 2002, PPL's domestic pension plans experienced significant asset losses. The weakened market performance decreased economic forecasts, which resulted in PPL reducing its expected return on assets assumption. In addition, declining fixed income security yield rates resulted in PPL's decreasing its discount rate assumption for its pension plans as of December 31, 2002. These events and assumption changes reduced the amount of pension income PPL will record in 2003. PPL Electric participates in PPL's primary domestic pension plan and is allocated approximately 46% of the obligations and costs of that plan. Through June 30, 2003, PPL Electric was allocated approximately $2 million of pension income and expects to be allocated an additional $2 million of pension income in the second half of 2003. Future levels of pension income or expense depend on ongoing market conditions and results.

Amortization of Recoverable Transition Costs

Amortization of recoverable transition costs and interest expense on the transition bonds offset ITC revenues, resulting in a minimal impact on earnings.

Maintenance Expenses

Maintenance expenses increased by $5 million for the six months ended June 30, 2003, compared with the same period in 2002. The increase was primarily due to $2 million of work performed to assure reliability of the transmission and distribution system and $2 million in lower rent allocations to other PPL affiliates in 2003.

Depreciation

Depreciation increased by $4 million for the six months ended June 30, 2003, compared with the same period in 2002, primarily due to plant and software additions, including the automated meter reading project.

Workforce Reduction

See Note 13 to the Financial Statements for information regarding the $33 million charge recorded in June 2002.

Income Taxes

Income taxes increased by $10 million and $14 million for the three and six months ended June 30, 2003, compared to the same periods in 2002, as a result of higher pre-tax book income.

Dividends and Distributions - Preferred Securities

Dividends and distributions on preferred securities decreased by $4 million and $9 million during the three and six months ended June 30, 2003, compared with the same periods in 2002, due to the retirement of preferred securities in 2002.

Financial Condition

Liquidity

At June 30, 2003, PPL Electric had $60 million of cash and cash equivalents and no short-term debt. At December 31, 2002, PPL Electric had $29 million of cash and cash equivalents and $15 million of short-term debt. The increase in cash position was primarily the net result of:

  cash provided by operating activities of $233 million,
  the issuance of $190 million of long-term debt, and
  a $75 million capital contribution from PPL, offset by
  the retirement of $291 million of long-term debt,
  payment of $21 million of common and preferred dividends,
  retirement of preferred stock of $10 million,
  repayment of commercial paper of $15 million, and
  capital expenditures of $112 million.

In July 2003, PPL Electric determined that, based on its strong current cash position and anticipated cash flows, it would not need to access the commercial paper markets through at least the end of 2003. PPL Electric currently has no commercial paper outstanding. As a result, PPL Electric requested Standard & Poor's Ratings Services (S&P), Moody's Investors Service, Inc. (Moody's) and Fitch Ratings (Fitch) to withdraw their ratings for the currently inactive commercial paper program, which they did effective as of July 9, 2003. Based on current cash position and availabilities under its respective revolving credit facilities, PPL Electric does not expect this decision to limit its ability to fund its short-term liquidity needs.

Rating Agency Decisions

S&P and Moody's recently reviewed the credit ratings on the debt and preferred securities of PPL Electric. Based on their respective reviews, the rating agencies made certain ratings revisions which are described below.

Management does not expect these ratings decisions to impact PPL Electric's ability to raise new long-term debt. These ratings decisions will have an immaterial impact on PPL Electric's cost of maintaining its credit facilities and the cost of any new long-term debt.

The ratings of S&P and Moody's are not a recommendation to buy, sell or hold any securities of PPL Electric. Such ratings may be subject to revisions or withdrawal by the agencies at any time and should be evaluated independently of each other and any other rating that may be assigned to its securities.

S&P

In April 2003, S&P notified PPL Electric that it affirmed 'A-' ratings on PPL Electric's first mortgage bonds and senior secured bonds, and placed PPL Electric on negative outlook. S&P also affirmed the 'A-2' commercial paper rating of PPL Electric.

Moody's

In May 2003, Moody's downgraded the credit ratings on PPL Electric's first mortgage bonds and senior secured bonds to 'Baa1' from 'A3.' The ratings outlook was stable for PPL Electric. PPL Electric's short-term debt rating was not impacted by Moody's long-term debt review.

For additional information on PPL Electric's liquidity, see Item 7, "Review of the Financial Condition and Results of Operations," in PPL Electric's Annual Report to the SEC on Form 10-K for the year ended December 31, 2002.

Risk Management

Market Risk

Commodity Price Risk - PLR Contracts

PPL Electric and PPL EnergyPlus have power supply agreements under which PPL EnergyPlus sells to PPL Electric (under a predetermined pricing arrangement) energy and capacity to fulfill PPL Electric's PLR obligation through 2009. As a result, PPL Electric has shifted any electric price risk relating to its PLR obligation to PPL EnergyPlus for 2002 through 2009. See Note 8 to the Financial Statements for information on the PLR contracts.

Interest Rate Risk

PPL Electric has issued debt to finance its operations, which increases its interest rate risk. At June 30, 2003, PPL Electric's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was $1 million.

PPL Electric is also exposed to changes in the fair value of its debt portfolio. At June 30, 2003, PPL Electric estimated that its potential exposure to a change in the fair value of its debt portfolio, through a 10% adverse movement in interest rates, was approximately $54 million.

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

New Accounting Standards

See Note 14 to the Financial Statements for information on new accounting standards adopted in 2003 or pending adoption.

Application of Critical Accounting Policies

PPL Electric's financial condition and results of operations are impacted by the methods, assumptions and estimates used in the application of critical accounting policies. The following accounting policies are particularly important to the financial condition or results of operations of PPL Electric, and require estimates or other judgments of matters inherently uncertain: pension and other postretirement benefits, and loss accruals. See Item 7, "Review of the Financial Condition and Results of Operations," in PPL Electric's Annual Report to the SEC on Form 10-K for the year ended December 31, 2002 for a discussion of each critical accounting policy. PPL's senior management has reviewed these critical accounting policies, and the estimates and assumptions regarding them, with its Audit Committee. In addition, PPL's senior management reviewed the Form 10-K disclosures regarding the application of these critical accounting policies with the Audit Committee.

PPL MONTANA, LLC AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following analysis of the results of operations and financial condition of PPL Montana is abbreviated as PPL Montana meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q. This discussion should be read in conjunction with the Financial Statements and Combined Notes to Condensed Consolidated Financial Statements included in Item 1 above, and with the section entitled "Review of the Financial Condition and Results of Operations" in PPL Montana's Annual Report to the SEC on Form 10-K for the year ended December 31, 2002. Terms and abbreviations appearing here are explained in the glossary.

Results of Operations

The following discussion explains significant changes in principal items on the Statement of Income, comparing the six months ended June 30, 2003, to the comparable period in 2002.

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

Earnings

Net income increased by $16 million for the six months ended June 30, 2003, compared with the same period in 2002. The increase was primarily due to higher wholesale prices in the western U.S.

Operating Revenues

Operating revenues increased by $42 million for the six months ended June 30, 2003, compared with the same period in 2002. The increase was primarily due to an increase in wholesale energy prices from the prices experienced in 2002. The increase in power prices resulted in an increase in revenues of $35 million and an increase in volume sold resulted in an increase in revenues of $7 million.

Operating Expense

Operating expenses increased by $15 million during the six months ended June 30, 2003, compared with the same period in 2002. Operating expenses consist mainly of expenses for fuel, energy purchases, transmission tariffs, plant operations and maintenance, lease rental payments, and general and administrative expenses. The increase was primarily due to a $15 million increase in energy purchases due to an increase in power prices.

Generation increased by 229 million kWh during the six months ended June 30, 2003, compared with the same period in 2002. This increase was due to higher hydroelectric generation caused by improved water flows in the first half of 2003 as well as improved operational performance from the coal fired generation units.

Risk Management - Energy Marketing & Trading and Other

Market Risk

Commodity Price Risk

As of June 30, 2003, PPL Montana estimated that a 10% adverse movement in market prices across all geographic areas and time periods would have decreased the value of the commodity contracts in its non-trading portfolio by approximately $89 million. However, the change in the value of the non-trading portfolio would have been substantially offset by an increase in the value of the underlying commodity, the electricity generated, because these contracts serve to reduce the market risk inherent in the generation of electricity. Additionally, the value of PPL Montana's unsold generation would be improved. Because PPL Montana's electricity portfolio is generally in a net sales position, the adverse movement in prices is usually an increase in prices.

PPL Montana also executes energy contracts to take advantage of market opportunities. As a result, PPL Montana may at times create a net open position in its portfolio that could result in significant losses if prices do not move in the manner or direction anticipated. The margins from these trading activities are shown in the Statement of Income as "Net energy trading margins."

PPL Montana's trading contracts mature at various times through 2003. PPL Montana's net fair market value of trading contracts as of June 30, 2003 was insignificant.

As of June 30, 2003, the net unrealized gain on PPL Montana's trading activities expected to be realized in earnings during the next three months is insignificant.

PPL Montana estimated that a 10% adverse movement in market prices across all geographic areas and time periods would have decreased the value of the commodity contracts in its trading portfolio by an insignificant amount at June 30, 2003.

Interest Rate Risk

PPL Montana may use borrowings to provide funds for its operations. PPL and PPL Energy Supply may utilize various financial derivative products and risk management techniques on behalf of PPL Montana to adjust the mix of fixed and floating interest rates in PPL Montana's debt portfolio and thereby reduce its exposure to adverse interest rate movements. PPL Montana had $19 million in borrowings outstanding as of June 30, 2003, and estimates its exposure to increased interest expense, based on a 10% increase in interest rates, to be insignificant.

New Accounting Standards

See Note 14 to the Financial Statements for information on new accounting standards adopted in 2003 or pending adoption.

Application of Critical Accounting Policies

PPL Montana's financial condition and results of operations are impacted by the methods, assumptions and estimates used in the application of critical accounting policies. The following accounting policies are particularly important to the financial condition or results of operations of PPL Montana, and require estimates or other judgments of matters inherently uncertain: price risk management, pension and other postretirement benefits, leasing, and loss accruals.

See Item 7, "Review of the Financial Condition and Results of Operations," in PPL Montana's Annual Report to the SEC on Form 10-K for the year ended December 31, 2002 for a discussion of each critical accounting policy. PPL's senior management has reviewed these critical accounting policies, and the estimates and assumptions regarding them, with its Audit Committee. In addition, PPL's senior management reviewed the Form 10-K disclosures regarding the application of these critical accounting policies with the Audit Committee.

PPL CORPORATION
PPL ENERGY SUPPLY, LLC
PPL ELECTRIC UTILITIES CORPORATION
PPL MONTANA, LLC AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Reference is made to "Risk Management - Energy Marketing & Trading and Other" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

The registrants' principal executive officers and principal financial officers, based on their evaluation of the registrants' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), have concluded that, as of June 30, 2003, the registrants' disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period in which this quarterly report has been prepared.

(b)	Change in internal control over financial reporting.

The registrants' principal executive officers and principal financial officers have concluded that there were no changes in the registrants' internal control over financial reporting during the registrants' second fiscal quarter that have materially affected, or are reasonably likely to materially affect, the registrants' internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For additional information regarding various pending administrative and judicial proceedings involving regulatory, environmental and other matters, which information is incorporated by reference into this Part II, see:

·	Item 3 "Legal Proceedings" in PPL's, PPL Energy Supply's, PPL Electric's and PPL Montana's Annual Report to the SEC on Form 10-K for the year ended December 31, 2002; and

·	Note 7 of the registrants' "Combined Notes to Condensed Consolidated Financial Statements" in Part I of this report.

Item 4. Submission of Matters to a Vote of Security Holders

At PPL's Annual Meeting of Shareowners held on April 25, 2003, the shareowners:

(1)	Elected the three nominees for the office of director. The vote for all nominees was 141,599,887. The votes for individual nominees were as follows:

		Number of Votes
		For	Withhold Authority
	John W. Conway	142,779,487	3,572,818
	E. Allen Deaver	142,605,016	3,747,289
	Susan M. Stalnecker	141,599,887	4,752,418

The vote to withhold authority for all nominees was 2,707,947.

(2)	Approved the Incentive Compensation Plan for Key Employees. The vote was 92,763,409 in favor and 50,795,990 against, with 2,792,906 abstaining.

(3)	Ratified the appointment of PricewaterhouseCoopers LLP as independent auditors for the year ended December 31, 2003. The vote was 138,889,679 in favor and 5,776,371 against, with 1,686,255 abstaining.

(4)

Approved a shareowner proposal that recommended that shareowners approve any future adoption of a shareowner rights plan. The vote was 66,990,502 in favor and 60,372,581 against, with 4,340,340 abstaining and 14,648,882 broker non-votes.

(5)

Rejected a shareowner proposal that recommended that PPL index the exercise of its stock options to an industry peer group. The vote was 20,585,640 in favor and 106,530,430 against, with 4,587,353 abstaining and 14,648,882 broker non-votes.

(6)

Rejected a shareowner proposal that recommended that PPL prohibit its audit firm from providing any management consulting services to PPL. The vote was 23,081,239 in favor and 104,048,039 against, with 4,574,145 abstaining and 14,648,882 broker non-votes.

At PPL Electric's Annual Meeting of Shareowners held on April 22, 2003, the shareowners:

(1)	Elected all nine nominees for the office of director. The vote for all nominees was 78,029,863. The votes for individual nominees were as follows:

		Number of Votes for
	John R. Biggar	78,029,863
	Michael E. Bray	78,029,863
	Paul T. Champagne	78,029,863
	Dean A. Christiansen	78,029,863
	Lawrence E. De Simone	78,029,863
	Robert J. Grey	78,029,863
	William F. Hecht	78,029,863
	James H. Miller	78,029,863
	Roger L. Petersen	78,029,863

The vote to withhold authority for all nominees was 0.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits
	*10(a)	-

Registration Rights Agreement, dated as of May 21, 2003, by PPL Energy Supply, LLC, as Issuer, PPL Corporation, as Guarantor, and Morgan Stanley & Co. Incorporated, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wachovia Securities, Inc., as Representatives of the Initial Purchasers (Exhibit 4.2 to Registration Statement No. 333-106200)

	*10(b)	-	Indenture, dated as of May 21, 2003, by PPL Energy Supply, LLC, as Issuer, PPL Corporation, as Guarantor and JPMorgan Chase Bank, as Trustee (Exhibit 4.3 to Registration Statement No. 333-106200)
	10(c)	-

Seventy-first Supplemental Indenture, dated as of May 1, 2003, to Mortgage and Deed of Trust, dated as of October 1, 1945, between PPL Electric Utilities Corporation and Bankers Trust Company, as successor Trustee

	10(d)	-	Supplemental Indenture No. 3, dated as of May 1, 2003, to Indenture, dated as of August 1, 2001, by PPL Electric Utilities Corporation and JPMorgan Chase Bank, as Trustee
	10(e)	-	$300 million Three-Year Credit Agreement, dated as of June 24, 2003, among PPL Energy Supply, LLC and the banks named therein
	10(f)	-	$100 million Three-Year Credit Agreement, dated as of June 24, 2003, among PPL Electric Utilities Corporation and the banks named therein
	10(g)	-	$200 million 364-Day Credit Agreement, dated as of June 24, 2003, among PPL Electric Utilities Corporation and the banks named therein
	10(h)		Credit Agreement dated as of October 31, 2002, among PPL Montana, LLC and PPL Investment Corporation

Computation of Ratio of Earnings to Fixed Charges for the following companies:

	12(a)	-	PPL Corporation and Subsidiaries
	12(b)	-	PPL Energy Supply, LLC and Subsidiaries
	12(c)	-	PPL Electric Utilities Corporation and Subsidiaries
	12(d)	-	PPL Montana, LLC and Subsidiaries

Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended June 30, 2003, filed by the following officers for the following companies:

	31(a)	-	William F. Hecht for PPL Corporation
	31(b)	-	John R. Biggar for PPL Corporation
	31(c)	-	William F. Hecht for PPL Energy Supply, LLC
	31(d)	-	James E. Abel for PPL Energy Supply, LLC
	31(e)	-	Michael E. Bray for PPL Electric Utilities Corporation
	31(f)	-	James E. Abel for PPL Electric Utilities Corporation
	31(g)	-	James H. Miller for PPL Montana, LLC
	31(h)	-	James E. Abel for PPL Montana, LLC

Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended June 30, 2003, furnished by the following officers for the following companies:

	32(a)	-	William F. Hecht for PPL Corporation
	32(b)	-	John R. Biggar for PPL Corporation
	32(c)	-	William F. Hecht for PPL Energy Supply, LLC
	32(d)	-	James E. Abel for PPL Energy Supply, LLC
	32(e)	-	Michael E. Bray for PPL Electric Utilities Corporation
	32(f)	-	James E. Abel for PPL Electric Utilities Corporation
	32(g)	-	James H. Miller for PPL Montana, LLC
	32(h)	-	James E. Abel for PPL Montana, LLC

* Previously filed

(b)	Reports on Form 8-K

Report dated April 29, 2003 - PPL
	Item 9.		Regulation FD Disclosure
Reported results for the quarter ended March 31, 2003.
	Item 7.		Financial Statements and Exhibits
Press release regarding PPL's results for the quarter ended March 31, 2003.

Report dated April 29, 2003 - PPL, PPL Energy Supply and PPL Electric
	Item 9.		Regulation FD Disclosure

Announced that Moody's Investors Services notified PPL, PPL Energy Supply and PPL Electric that it was placing them on review for possible future downgrades in the credit ratings on their debt and preferred securities. Also, announced that Standard & Poor's notified PPL, PPL Energy Supply and PPL Electric that it was affirming some ratings, lowering the rating on PPL Capital Funding's senior unsecured debt and placing PPL Electric on negative outlook.

Report dated May 14, 2003 - PPL and PPL Energy Supply
	Item 5.		Other Events

Announced a proposed offering by PPL Energy Supply of $300 million of convertible senior notes, to be guaranteed by PPL and convertible into PPL common stock. Also, announced the pricing of $350 million of these convertible senior notes.

	Item 7.		Financial Statements and Exhibits
Press releases regarding the proposed offering of $300 million of convertible senior notes and the pricing of $350 million of these convertible senior notes.

Report dated June 19, 2003 - PPL, PPL Energy Supply and PPL Electric
	Item 5.		Other Events

Announced that the U.S. Department of Justice - Antitrust Division confirmed that it has closed its investigation regarding the PUC's request for a review of PPL EnergyPlus' wholesale marketing activities in the Pennsylvania-New Jersey-Maryland installed capacity market. Also, the Pennsylvania Attorney General completed its antitrust investigation and determined that PPL did not violate antitrust or other laws in its market activities.

	Item 7.		Financial Statements and Exhibits
Press release announcing results of antitrust investigations.

Report dated June 27, 2003 - PPL and PPL Energy Supply
	Item 5.		Other Events

Announced that the IRS has indicated that it has reason to question the scientific validity of certain test procedures and results that have been presented to it by taxpayers with interests in synfuel operations.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiaries.

PPL Corporation
(Registrant)

PPL Energy Supply, LLC
(Registrant)

PPL Electric Utilities Corporation
(Registrant)

PPL Montana, LLC
(Registrant)

Date: August 12, 2003	/s/ John R. Biggar
John R. Biggar
Executive Vice President and
Chief Financial Officer
(PPL Corporation)
(principal financial officer)

/s/ James E. Abel
James E. Abel
Treasurer
(PPL Energy Supply, LLC)
(principal financial officer)

/s/ Joseph J. McCabe
Joseph J. McCabe
Vice President and Controller
(PPL Electric Utilities Corporation)
(principal accounting officer)

/s/ Charles S. Baker
Charles S. Baker
Controller
(PPL Montana, LLC)
(principal accounting officer)