Form 10-K
period 2003-12-31
PPL CORP; PPL ENERGY SUPPLY LLC; PPL MONTANA LLC; PPL ELECTRIC UTILITIES CORP
filed 2004-03-01
CIK 922224, 1161976, 1127712, 317187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2003
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________ to ___________

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.

1-11459	PPL Corporation (Exact name of Registrant as specified in its charter) (Pennsylvania) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-2758192

333-74794	PPL Energy Supply, LLC Exact name of Registrant as specified in its charter) (Delaware) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-3074920

1-905	PPL Electric Utilities Corporation (Exact name of Registrant as specified in its charter) (Pennsylvania) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-0959590

333-50350	PPL Montana, LLC (Exact name of Registrant as specified in its charter) (Delaware) 303 North Broadway - Suite 400 Billings, MT 59101 (406) 869-5100	54-1928759

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock of PPL Corporation	New York & Philadelphia Stock Exchanges

Preferred Stock of PPL Electric Utilities Corporation
4-1/2% 4.40% Series	New York Stock Exchange New York Stock Exchange

7-3/4% PEPSSM Units ($25 stated value) of PPL Corporation and PPL Capital Funding Trust I (a)	New York Stock Exchange

7-3/4% PEPSSM Units, Series B ($25 stated value) of PPL Corporation and PPL Capital Funding (a)(b)	New York Stock Exchange

(a) Guaranteed by PPL Corporation
(b) Issued January 21, 2004

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

As of June 30, 2003, PPL Corporation had 176,688,958 shares of its $.01 par value Common Stock outstanding, excluding 31,016,424 shares held as treasury stock. The aggregate market value of these common shares (based upon the closing price of these shares on the New York Stock Exchange on that date) held by non-affiliates was $7,597,625,194. As of January 31, 2004, PPL Corporation had 177,506,989 shares of its $.01 par value Common Stock outstanding, excluding 31,019,352 shares held as treasury stock.

As of June 30, 2003, PPL Corporation held all 78,029,863 outstanding common shares, no par value, of PPL Electric Utilities Corporation, excluding 79,270,519 shares held as treasury stock. The aggregate market value of the voting preferred stock held by non-affiliates of PPL Electric Utilities Corporation at June 30, 2003 was $63,108,094.

PPL Corporation indirectly holds all of the member interests in PPL Energy Supply, LLC and PPL Montana, LLC.

PPL Energy Supply, LLC and PPL Montana, LLC meet the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K and are therefore filing this form with the reduced disclosure format.

Documents incorporated by reference:

PPL Corporation and PPL Electric Utilities Corporation have incorporated herein by reference certain sections of PPL Corporation's 2004 Notice of Annual Meeting and Proxy Statement, and PPL Electric Utilities Corporation's 2004 Notice of Annual Meeting and Information Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2003. Such Statements will provide the information required by Part III of this Report.

PPL CORPORATION
PPL ENERGY SUPPLY, LLC
PPL ELECTRIC UTILITIES CORPORATION
PPL MONTANA, LLC

FORM 10-K ANNUAL REPORT TO
THE SECURITIES AND EXCHANGE COMMISSION
FOR THE YEAR ENDED DECEMBER 31, 2003

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

CGE - Compañia General de Electricidad, S.A., a distributor of electricity and natural gas with other industrial segments in Chile and Argentina in which PPL Global has an 8.7% direct and indirect minority ownership interest.

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

DelSur - Distribuidora de Electricidad DelSur, S.A. de C.V., an electric distribution company in El Salvador, a majority of which is owned by EC.

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

Elfec - Empresa de Luz y Fuerza Electrica Cochabamba S.A. a Bolivian electric distribution company in which PPL Global has a majority ownership interest.

Emel - Empresas Emel S.A., a Chilean electric distribution holding company in which PPL Global has majority ownership.

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

FIN - FASB Interpretation.

FSP - FASB Staff Position.

GAAP - generally accepted accounting principles.

Griffith Energy - Griffith Energy LLC, which owns and operates a 600 MW gas-fired station in Kingman, Arizona, and which is jointly owned by subsidiaries of PPL Generation and Duke Energy Corporation.

GWh - gigawatt-hour, one million kilowatt-hours.

Hyder - Hyder Limited, a subsidiary of WPDL that was the previous owner of South Wales Electricity plc. In March 2001, South Wales Electricity plc was acquired by WPDH Limited and renamed WPD (South Wales).

Integra - Empresa de Ingenieria y Servicios Integrales Cochabamba S.A., a Bolivian company providing construction and engineering services, in which PPL Global has a majority ownership interest.

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

kVA - kilovolt-ampere.

LIBOR - London Interbank Offered Rate.

Mirant - Mirant Corporation, a diversified energy company based in Atlanta. PPL Global and Mirant jointly owned WPD from 1996 until September 6, 2002.

Montana Power - The Montana Power Company, a Montana-based company that sold its generating assets to PPL Montana in December 1999. Through a series of transactions consummated during the first quarter of 2002, Montana Power sold its electricity delivery business to NorthWestern.

MW - megawatt, one thousand kilowatts.

MWh - megawatt-hour, one thousand kilowatt-hours.

NorthWestern - NorthWestern Energy Division, a Delaware corporation and a division of NorthWestern Corporation and successor in interest to Montana Power's electricity delivery business, including Montana Power's rights and obligations under contracts with PPL Montana.

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

OSM - Office of Surface Mining, a U.S. government agency.

PCB - polychlorinated biphenyl, an additive to oil used in certain electrical equipment up to the late-1970s. Now classified as a hazardous chemical.

PEPS Units (Premium Equity Participating Security Units, or PEPSSM Units) - securities issued by PPL and PPL Capital Funding Trust I, consisting of a Preferred Security and a forward contract to purchase PPL common stock.

PEPS Units, Series B (Premium Equity Participating Security Units, or PEPSSM Units, Series B) - securities issued by PPL and PPL Capital Funding, consisting of an undivided interest in a debt security issued by PPL Capital Funding and guaranteed by PPL, and a forward contract to purchase PPL common stock.

PJM (PJM Interconnection, L.L.C.) - operates the electric transmission network and electric energy market in the mid-Atlantic region of the U.S.

PLR (Provider of Last Resort) - PPL Electric providing electricity to retail customers within its delivery territory who have chosen not to shop for electricity under the Customer Choice Act.

PP&E - property, plant and equipment.

PPL - PPL Corporation, the parent holding company of PPL Electric, PPL Energy Funding and other subsidiaries.

PPL Capital Funding - PPL Capital Funding, Inc., a PPL financing subsidiary.

PPL Capital Funding Trust I - a Delaware statutory business trust created to issue PEPS Units, whose common securities are held by PPL.

PPL Coal Supply - PPL Coal Supply, LLC, a limited liability company owned by PPL Coal Holdings Corporation (a subsidiary of PPL Generation) and Iris Energy LLC. PPL Coal Supply procures coal, which it sells to PPL Generation for power plants and to Iris Energy for synfuel production.

PPL Electric - PPL Electric Utilities Corporation, a regulated utility subsidiary of PPL that transmits and distributes electricity in its service territory and provides electric supply to retail customers in this territory as a PLR.

PPL Energy Funding - PPL Energy Funding Corporation, a subsidiary of PPL and the parent company of PPL Energy Supply.

PPL EnergyPlus - PPL EnergyPlus, LLC, a subsidiary of PPL Energy Supply, which markets wholesale and retail electricity, and supplies energy and energy services in deregulated markets.

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

PPL Martins Creek - PPL Martins Creek, LLC, a generating subsidiary of PPL Generation.

PPL Montana - PPL Montana, LLC, an indirect subsidiary of PPL Generation, which generates electricity for wholesale sales in Montana and the Pacific Northwest.

PPL Services - PPL Services Corporation, a subsidiary of PPL, which provides shared services for PPL and its subsidiaries.

PPL Susquehanna - PPL Susquehanna, LLC, the nuclear generating subsidiary of PPL Generation.

PPL Telcom - PPL Telcom, LLC, an indirect subsidiary of PPL Energy Funding, which delivers high bandwidth telecommunication services in the Northeast corridor from Washington, D.C., to New York City and to six metropolitan areas in central and eastern Pennsylvania.

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

SIUK Limited - was an intermediate holding company within the WPDH Limited group. In January 2003, SIUK Limited transferred its assets and liabilities to WPD LLP.

SPE - special purpose entity.

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

WPD LLP - Western Power Distribution LLP, a wholly-owned subsidiary of WPDH Limited, which owns WPD (South West) and WPD (South Wales).

WPD (South Wales) - Western Power Distribution (South Wales) plc, a British regional electric utility company.

WPD (South West) - Western Power Distribution (South West) plc, a British regional electric utility company.

WPDH Limited - Western Power Distribution Holdings Limited, an indirect, wholly-owned subsidiary of PPL Global. WPDH Limited owns WPD LLP.

WPDL - WPD Investment Holdings Limited, an indirect wholly-owned subsidiary of PPL Global. WPDL owns 100% of the common shares of Hyder.

FORWARD-LOOKING INFORMATION

Certain statements contained in this Form 10-K concerning expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts are "forward-looking statements" within the meaning of the federal securities laws. Although PPL, PPL Energy Supply, PPL Electric and PPL Montana believe that the expectations and assumptions reflected in these statements are reasonable, there can be no assurance that these expectations will prove to be correct. These forward-looking statements involve a number of risks and uncertainties, and actual results may differ materially from the results discussed in the forward-looking statements. In addition to the specific factors discussed in the Management's Discussion and Analysis of Financial Condition and Results of Operations sections herein, the following are among the important factors that could cause actual results to differ materially from the forward-looking statements:

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
  asset acquisitions and dispositions;
  political, regulatory or economic conditions in states, regions or countries where PPL or its subsidiaries conduct business;
  receipt of necessary governmental permits, approvals and rate relief;
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
  foreign exchange rates;
  new state or federal legislation, including new tax legislation;
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

PART I

ITEM 1. BUSINESS

BACKGROUND

PPL Corporation is an energy and utility holding company that was incorporated in 1994. Through its subsidiaries, PPL generates electricity in power plants in the northeastern and western U.S.; markets wholesale or retail energy primarily in the northeastern and western portions of the U.S.; delivers electricity to nearly five million customers in Pennsylvania, the U.K. and Latin America; and provides energy services for businesses in the mid-Atlantic and northeastern U.S. PPL's significant subsidiaries are shown below:

See Exhibit 99 in Item 15 for additional information on the current corporate organization. In addition to PPL Corporation, the other SEC registrants included in this filing are:

PPL Energy Supply, LLC, an indirect wholly-owned subsidiary of PPL formed in 2000, is an energy company engaged through its subsidiaries in the generation and marketing of power primarily in the northeastern and western power markets of the U.S. and in the delivery of electricity in the U.K. and Latin America. PPL Energy Supply's major operating subsidiaries are PPL Generation, PPL EnergyPlus and PPL Global. PPL Energy Supply owns or controls 11,527 MW of electric power generation capacity, and is constructing new electric generation projects in Pennsylvania, which will add 663 MW of electric generation capacity.

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

Segment Information

PPL is organized into segments consisting of Supply, Delivery and International. PPL Energy Supply's segments consist of Supply and International. In addition, certain corporate service functions reside in PPL Services. PPL Electric and PPL Montana do not have segments. See Note 2 to the Financial Statements for financial information about the segments and geographic financial data.

•	Supply Segment -

Owns and operates power plants to generate electricity; markets this electricity and other power purchases to deregulated wholesale and retail markets; and acquires and develops domestic generation projects.

Consists of the activities of PPL Generation, PPL EnergyPlus and the domestic activities of PPL Global.

PPL has generation assets that are focused on the eastern and western markets. The eastern generation assets are focused on the Northeast/Mid-Atlantic energy markets - including the PJM, the New York ISO, the New England Power Pool and the Mid-American Interconnection Network. PPL's western generating capacity is focused on the markets within the Western Systems Coordinating Council.

PPL Generation

PPL Generation had a total generating capacity of 11,527 MW at December 31, 2003. Through subsidiaries, PPL Generation owns and operates power plants in Pennsylvania, Montana, Maine, Connecticut, Arizona, Illinois and New York.

The Pennsylvania generation plants had a total capacity of 8,582 MW at December 31, 2003. These plants are fueled by nuclear reaction, coal, gas, oil and hydro power. The electricity from these plants is sold to PPL EnergyPlus under FERC-jurisdictional power purchase agreements.

PPL's U.S. generation subsidiaries are EWGs, which sell electricity into the wholesale market. PPL's EWGs are subject to regulation by the FERC but not subject to regulation under PUHCA. The FERC has authorized these EWGs to sell generation from their facilities at market-based prices.

PPL Susquehanna, a subsidiary of PPL Generation, owns a 90% undivided interest in each of the two nuclear-fueled generating units at its Susquehanna station and Allegheny Electric Cooperative, Inc. owns the remaining 10% undivided interest in each of those units. PPL's 90% share of Susquehanna's capacity was 2,072 MW at December 31, 2003. In 2003, PPL Susquehanna completed the installation of a more efficient steam turbine to Unit 2 that increased the capacity of the Susquehanna plant by 50 MW. PPL Susquehanna's share of this new capacity is 45 MW. PPL Susquehanna is currently installing a similar steam turbine for Unit 1 and the project is expected to be completed in 2004.

PPL Generation operates its Pennsylvania power plants in conjunction with PJM. PPL Generation's Pennsylvania power plants and PPL EnergyPlus are parties to the Mid-Atlantic Area Coordination Agreement. Refer to "Delivery Segment" for information regarding PJM's operations and functions and the Mid-Atlantic Area Coordination Agreement.

The Montana generating stations are fueled by coal and hydro power, and have a net capacity of 1,157 MW. PPL EnergyPlus, as agent for PPL Montana, supplies 300 MW of around-the-clock electricity and 150 MW of unit-contingent on-peak electricity to NorthWestern under two five-year agreements that began in July 2002. These contracts accounted for 33% of PPL Montana's operating revenue in 2003. PPL Montana also purchases 98 MW of firm energy and capacity during the months of November through April from Basin Electric Cooperative.

The Maine generating assets were acquired from Bangor Hydro in 1998. The oil- and hydro-powered stations have a total capacity of 96 MW.

The Wallingford, Connecticut generating station was constructed by PPL and began commercial operations in 2001. This natural gas-powered station has a total capacity of 243 MW.

During 2002, PPL began commercial operations in Arizona of two natural gas-powered stations. The Griffith project is located in Kingman, and PPL's ownership interest is 300 MW. The Sundance project near Coolidge has a total capacity of 450 MW.

In 2002, PPL also began commercial operations in Illinois with a 540 MW natural gas-powered station located in University Park, and in New York with a natural gas-powered station in Edgewood and an oil-powered station in Shoreham, both on Long Island. These plants have a combined capacity of 159 MW.

At December 31, 2003, PPL Generation was in the process of developing approximately 670 MW of electric generating capacity in Pennsylvania, consisting of 600 MW at the Lower Mt. Bethel gas-fired facility and 70 MW at the Susquehanna station. PPL's share of the additional Susquehanna capacity is approximately 63 MW. See Item 2, "Properties," for additional information.

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

PPL EnergyPlus

PPL EnergyPlus markets or brokers the electricity produced by PPL Generation subsidiaries, along with purchased power, natural gas and oil, in competitive wholesale and deregulated retail markets in order to take advantage of opportunities in the competitive energy marketplace.

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

PPL EnergyPlus has executed contracts to provide electricity to PPL Electric sufficient for it to meet its PLR obligation from 2003 through 2009, at the predetermined capped rates PPL Electric is entitled to charge its customers during this period. This arrangement with PPL Electric accounted for 34% of PPL Energy Supply's consolidated revenues in 2003. See Note 15 to the Financial Statements for more information concerning these contracts.

PPL EnergyPlus has a PUC license to act as an EGS in Pennsylvania. This license permits PPL EnergyPlus to offer retail electric supply to customers throughout Pennsylvania. In 2003, PPL EnergyPlus was licensed, and supplied energy to industrial and commercial customers in Pennsylvania, New Jersey and Montana. PPL EnergyPlus also is licensed to provide energy in Delaware, Maryland, Maine and Massachusetts. At this time, PPL EnergyPlus has decided not to pursue residential customers in the competitive marketplace based on economic considerations.

PPL EnergyPlus also provides distributed generation and energy-related products and services to commercial and industrial customers, through its mechanical contracting and engineering subsidiaries operating primarily in Pennsylvania, Massachusetts, Connecticut, New York and New Jersey. The distributed generation business brings customers closer to distributed energy generating technologies, such as fuel cells, small turbines, microturbines and reciprocating engines. Through these various technologies, the distributed generation business currently owns approximately 500 kilowatts of installed capacity to serve commercial customers and has installed approximately 2 MW of capacity which is owned by the customer.

PPL Synfuel Investments, LLC, a subsidiary of PPL EnergyPlus, indirectly owns, through its subsidiaries, two production facilities. These facilities manufacture synthetic fuel from coal or coal byproducts. PPL receives federal tax credits for these qualified manufactured synfuel products.

PPL Global (domestic operations)

PPL Global acquires and develops domestic generation projects for PPL Generation as opportunities arise.

PPL Telcom

PPL Telcom, an unregulated subsidiary of PPL Energy Funding, has a fiber optic network and markets available capacity on PPL Electric's fiber optic cables in eastern and central Pennsylvania. The fiber optic services include point-to-point data transport, high-speed connections among multiple sites and access to national and global fiber networks. PPL Telcom markets its services to customers such as other telecommunications companies, internet service providers and large enterprises that need high-speed data connections between multiple locations. Additionally, PPL Telcom provides engineering, construction and site leasing services to wireless carriers.

In April 2003, a subsidiary of PPL Telcom acquired the fiber optic network of a Fairfax, Virginia-based company. The 1,330-route-mile metropolitan area fiber network connects New York, northern New Jersey, Philadelphia, Baltimore and Washington, D.C.

•	Delivery Segment -

Includes the regulated electric and gas delivery operations of PPL Electric and PPL Gas Utilities.

PPL Electric provides electricity delivery service to approximately 1.3 million customers in a 10,000-square mile territory in 29 counties of eastern and central Pennsylvania. The largest cities in this territory are Allentown, Bethlehem, Harrisburg, Hazleton, Lancaster, Scranton, Wilkes-Barre and Williamsport. Pursuant to the PUC Final Order, PPL Electric agreed in 1998 to a cap on the electricity transmission and distribution rates that it collects from retail customers in its service territory. This cap expires on December 31, 2004. PPL Electric expects to file a request for a distribution rate increase with the PUC in March 2004. If approved, the new distribution rates will go into effect in January 2005, when the distribution rate cap expires. PPL Electric cannot predict the amount of the rate increase that will ultimately be approved by the PUC.

In addition to providing electricity delivery service in its service territory in Pennsylvania, PPL Electric also provides electricity supply to retail customers in that territory as a PLR under the Customer Choice Act. As part of the PUC Final Order, PPL Electric agreed to provide this electricity supply at predetermined capped rates through 2009. PPL Electric has executed two contracts to purchase electricity from PPL EnergyPlus sufficient for PPL Electric to meet its PLR obligation from 2003 through 2009, at the pre-determined capped rates. PPL Electric's PLR obligation after 2009 will be determined by the PUC pursuant to rules that have not yet been promulgated.

During 2003, about 93% of PPL Electric's operating revenues were derived from regulated electricity deliveries and supply as a PLR. About 7% of 2003 operating revenues were from wholesale sales, including the sale to PPL EnergyPlus of power purchased from NUGs. During 2003, about 44% of electricity delivery and PLR revenues were from residential customers, 35% from commercial customers, 20% from industrial customers and 1% from other customer classes.

PPL Electric is subject to regulation as a public utility by the PUC, and certain of its activities are subject to the jurisdiction of the FERC under the Federal Power Act. PPL Electric is not a holding company under PUHCA, and PPL has been exempted by the SEC from the provisions of PUHCA applicable to it as a holding company.

PPL Electric also is subject to the jurisdiction of certain federal, regional, state and local regulatory agencies with respect to land use and other environmental matters. Certain operations of PPL Electric are subject to the Occupational Safety and Health Act of 1970 and comparable state statutes.

PPL Electric operates its transmission facilities as part of PJM. PJM operates the electric transmission network and electric energy market in the mid-Atlantic region of the U.S. Bulk electricity is transmitted to wholesale users throughout a geographic area including all or part of Pennsylvania, New Jersey, Maryland, Delaware, Virginia, Ohio, West Virginia and the District of Columbia. PPL Electric is also a party to the Mid-Atlantic Area Coordination Agreement, which provides for the coordinated planning of generation and transmission facilities by the companies included in PJM.

PJM serves as an ISO in order to accommodate greater competition and broader participation in the power pool. The purpose of the ISO is to separate operation of, and access to, the transmission grid from PJM electric utilities' generation interests. The electric utilities continue to own the transmission assets, but the ISO directs the control and operation of the transmission facilities. In March 2004, PPL Electric expects to notify the PUC and retail customers that, beginning January 1, 2005, it will begin to fully recover from retail customers thecharges that it pays to PJM for transmission-related services. PJM imposes these charges pursuant to its FERC-approved Open Access Transmission Tariff. PPL Electric's retail electric tariff authorizes it to recover such charges from its retail customers, but pursuant to the transmission and distribution rate cap described above, full recovery is precluded through December 31, 2004.

PPL Gas Utilities provides natural gas and propane delivery to approximately 105,000 customers in Pennsylvania and Maryland.

•	International Segment -

Includes PPL Global's acquiring and holding of international energy projects that are primarily focused on the distribution of energy.

In September 2002, PPL Global acquired the remaining 49% equity interest in WPDH Limited and WPDL from Mirant, for approximately $236 million. The acquisition of Mirant's 49% interest provides PPL Global with complete ownership of WPD. WPD, through indirect wholly-owned subsidiaries, operates two electric distribution companies in the U.K., which together serve approximately 2.5 million end-users. WPD delivered 28,137 million kWh of electricity in 2003. See Note 9 to the Financial Statements for additional information on this acquisition.

PPL Global also has controlling interests in electricity transmission and distribution companies serving customers in Chile, El Salvador and Bolivia. Emel, of which PPL Global owns 95.4%, serves approximately 529,000 customers with its distribution companies in northern Chile and just south of its headquarters in Santiago, Chile. DelSur, of which PPL Global owns 80.5%, is an electric distribution company headquartered in San Salvador, which serves approximately 261,000 customers in the central and southern regions of El Salvador, including a portion of the city of San Salvador. Elfec, of which PPL Global owns 92.1%, is the second largest electric distribution company in Bolivia, and serves approximately 251,000 customers in Cochabamba.

PPL Global also has minority investments in generating facilities in Peru and Spain and has a majority ownership interest in a telecommunications company in El Salvador with approximately 7,000 customers. In 2003, PPL Global's Board of Managers authorized PPL Global to sell its investment in the telecommunications company, and approved a plan of sale. See Note 9 to the Financial Statements for additional information on this divestiture.

In August 2002, PPL Global deconsolidated its 90% equity interest in its Brazilian investment, CEMAR, when ANEEL authorized an administrative intervention and fully assumed operational and financial control of the company. See Note 9 to the Financial Statements for additional information on the deconsolidation and status of the CEMAR investment.

PPL Services

Various corporate service functions reside in PPL Services, an unregulated subsidiary of PPL. PPL Services provides shared services for PPL and its subsidiaries. These services include financial, legal, human resources and information services. These services are directly charged or allocated, as appropriate, to the Supply, Delivery and International segments.

Seasonality

In some parts of the country, demand for, and market prices of, electricity are higher during the hot summer months, while in other parts of the country such peaks may occur in the cold winter months. As a result, PPL's overall operating results in the future may fluctuate substantially on a seasonal basis, especially when more severe weather conditions such as heat waves or winter storms make such fluctuations more pronounced. The pattern of this fluctuation may change depending on the nature and location of the facilities PPL acquires and the terms of the contracts to sell electricity.

FINANCIAL CONDITION

See PPL's, PPL Energy Supply's and PPL Electric's Management's Discussion and Analysis of Financial Condition and Results of Operations for this information.

CAPITAL EXPENDITURE REQUIREMENTS

See "Financial Condition - Capital Expenditure Requirements" in PPL's, PPL Energy Supply's and PPL Electric's Management's Discussion and Analysis of Financial Condition and Results of Operations for information concerning estimated capital expenditure requirements for the years 2004-2008. See Note 14 to the Financial Statements for information concerning estimates of the costs to comply with various environmental regulations.

COMPETITION

The unregulated businesses and markets that PPL and its subsidiaries participate in are highly competitive. The electric industry has experienced an increase in the level of competition in the energy markets over the last several years due to federal and state deregulation initiatives.

In 1992, the Energy Act amended the PUHCA to create a new class of independent power producers, and amended the Federal Power Act to provide open access to electric transmission systems for wholesale transactions. In 1996, the Customer Choice Act was enacted in Pennsylvania to restructure the state's electric utility industry in order to create retail access to a competitive market for the generation of electricity. Certain other states in which PPL's subsidiaries operate have also adopted a "customer choice" plan to allow customers to choose their electricity supplier. Competitive factors affecting PPL's results of operations include energy and fuel prices, new market entrants, construction by others of generating assets, the actions of regulatory authorities and other factors. PPL cannot predict the impact of these and other competitive factors on its future results of operations or financial condition.

PPL and its subsidiaries believe that competition in deregulated energy markets will continue to be intense. In addition to deregulation, competitive pressures have resulted from technological advances in power generation and electronic communications and the greater efficiency of energy markets.

The wholesale power markets in which PPL Generation subsidiaries and PPL EnergyPlus operate are highly competitive. Competitors include regulated utilities, industrial companies, non-utility generators and unregulated subsidiaries of regulated utilities. Although PPL EnergyPlus has long-term supply agreements (see "Background - Supply Segment"), a substantial portion of PPL's future sales will be made into the competitive wholesale markets. Competition will occur principally on the basis of the price of products and, to a lesser extent, on the basis of reliability and availability.

PPL EnergyPlus also faces competition in the wholesale markets for energy capacity and ancillary services. As pricing information becomes increasingly available in the energy trading and marketing business and assuming deregulation in the electricity markets continues, PPL EnergyPlus anticipates that trading, marketing and risk management operations will experience greater competition. PPL EnergyPlus primarily competes with other energy merchants based on the ability to aggregate supplies at competitive prices from different sources and locations and to efficiently utilize transportation from third-party pipelines and transmission from electric utilities. Competitors may employ widely differing strategies in their fuel supply and power sales contracts with respect to pricing and other terms and conditions. PPL EnergyPlus also competes against other energy marketers on the basis of relative financial condition and access to credit sources.

Some restructured markets have recently experienced supply problems and price volatility. In a number of these markets, government agencies and other interested parties have made proposals to delay market restructuring or even re-regulate certain areas of these markets that have previously been deregulated. In California, legislation has been passed placing a moratorium on the sale of generation plants by public utilities regulated by the California Public Utilities Commission. In June 2001, the FERC instituted a series of price controls designed to mitigate (or cap) prices in the entire western U.S. to address the extreme volatility in the California energy markets. These price controls have contributed to the lowering of spot and forward energy prices in the western market. In addition, ISOs that oversee the transmission systems in certain wholesale power markets have from time to time been authorized to address volatility in power markets. These types of price limitations and other mechanisms may adversely impact the profitability of PPL's wholesale power marketing and trading business. Other proposals to institute price controls or to re-regulate the energy industry may be made, and legislative or other actions may cause the electric power restructuring process to be delayed, discontinued or reversed in the states in which PPL currently, or may in the future, operate. If the competitive restructuring of the wholesale and retail power markets is delayed, discontinued or reversed, PPL's business prospects and financial condition could be materially adversely affected.

See Note 14 to the Financial Statements for information on the FERC Proposed Rules entitled "Remedying Undue Discrimination through Open Access Transmission Service and Standard Electricity Market Design."

Pursuant to PPL Electric's authorizations from the Commonwealth of Pennsylvania and the PUC, PPL Electric operates a regulated distribution monopoly in its service area. Accordingly, PPL Electric does not face competition in its distribution business. Although the majority of PPL Global's international electricity transmission and distribution companies operate in non-exclusive concession areas in their respective countries, these companies currently face little or no competition. See "Franchises and Licenses" for more information.

POWER SUPPLY

PPL Generation's system capacity (winter rating) at December 31, 2003 was as follows:

Plant	Net MW Capacity

Pennsylvania
Nuclear-fueled steam station
Susquehanna	2,072	(a)

Coal-fired steam stations
Montour	1,540

Brunner Island	1,473

Martins Creek	300

Keystone	211	(b)

Conemaugh	278	(c)

Total coal-fired	3,802

Gas- and oil-fired steam station
Martins Creek	1,670

Combustion turbines and diesels	451

Hydroelectric	153

Total generating capacity	8,148

Firm purchases
Hydroelectric	140	(d)

Qualifying facilities	294

Total firm purchases	434

Total system capacity - Pennsylvania	8,582

Arizona
Natural gas-powered stations

Griffith	300	(e)

Sundance	450

Total system capacity - Arizona	750

Connecticut
Natural gas-powered station
Wallingford	243

Illinois
Natural gas-powered station

University Park	540

New York
Natural gas- and oil-powered stations

Edgewood and Shoreham	159

Montana
Coal-fired stations

Colstrip Units 1 & 2	307	(f)

Colstrip Unit 3	222	(g)

Corette	154

Total coal-fired	683

Hydroelectric	474

Total system capacity - Montana	1,157

Maine
Oil-fired generating station
Wyman Unit 4	52	(h)

Hydroelectric	44	(i)

Total system capacity - Maine	96

Total system capacity - PPL Generation	11,527

(a)	PPL's 90% undivided interest.
(b)	PPL's 12.34% undivided interest.
(c)	PPL's 16.25% aggregate interest.
(d)	From Safe Harbor Water Power Corporation.
(e)	PPL's 50% equity investment.
(f)	PPL's 50% undivided leasehold interest.
(g)	PPL's 30% undivided leasehold interest.
(h)	PPL's 8.33% undivided interest.
(i)	Includes PPL's 50% interest in the West Enfield Station.

The capacity of generating units is based upon a number of factors, including the operating experience and physical condition of the units, and may be revised periodically to reflect changed circumstances.

During 2003, PPL Generation's plants generated the following amounts of electricity:

State		Millions of kWh

Pennsylvania		42,952
Montana		8,151
Arizona		672
Maine		378
New York		142
Connecticut		97
Illinois		59

	Total	52,451

Of this generation, 55% of the energy was generated by coal-fired stations, 31% from nuclear operations at the Susquehanna station, 8% from hydroelectric stations and 6% from oil/gas-fired stations.

On average, approximately 80% of PPL's expected annual generation output for the period 2004 through 2008 is committed to meet:

  PPL EnergyPlus' obligation under two contracts to provide electricity for PPL Electric to satisfy its PLR obligation under the Customer Choice Act;
  PPL EnergyPlus' obligation under two contracts to provide electricity to NorthWestern through June 2007; and
  Other contractual sales to other counterparties for terms of various lengths.

See Note 14 to the Financial Statements for more information regarding PPL's wholesale energy commitments and Note 15 for more information regarding the PLR contracts. These contractual arrangements are consistent with and are an integral part of PPL's overall business strategy, which includes the matching of PPL's anticipated energy supply with load, or customer demand, under long-term and intermediate-term contracts with creditworthy counterparties to capture profits while reducing PPL's exposure to movements in energy and fuel prices and counterparty credit risk.

FUEL SUPPLY

Coal

Pennsylvania

In 2001, a subsidiary of PPL Generation entered into a partnership with Iris Energy, LLC, an unrelated third party, to procure coal and facilitate the production of synthetic fuel. PPL Coal Supply began operations in mid-2001 and provides coal to PPL Generation power plants and to Iris Energy for the production of synthetic fuel. In 2003, synthetic fuel from Iris Energy provided 59% of the fuel requirements of PPL Generation's Pennsylvania stations. The balance of the requirements was met by coal provided by PPL Coal Supply. PPL Coal Supply actively manages its supply base principally in central Appalachia and western and central Pennsylvania.

During 2003, about 92% of the coal delivered to PPL Generation's Pennsylvania stations was purchased under long-term contracts and 8% was obtained through open market purchases. These contracts provided PPL Generation with about 6.8 million tons of coal. Contracts currently in place are expected to provide approximately 7.4 million tons in 2004. At December 31, 2003, Pennsylvania plants had sufficient supply for about 33 days of operations. The amount of coal in inventory varies from time-to-time depending on market conditions and plant operations.

At December 31, 2003, a PPL Generation subsidiary owned a 12.34% undivided interest in the Keystone station and a 16.25% aggregate interest in the Conemaugh station. The owners of the Keystone station have a long-term contract with a synthetic fuel supplier to provide a minimum of 3.0 million tons in 2004. In addition, the Keystone station contracts with Keystone Fuels, LLC for the balance of its requirements. The owners of the Conemaugh station have a long-term contract with a synthetic fuel supplier to provide a minimum of 2.4 million tons in 2004. The balance of the Conemaugh station requirements is purchased under contract from Conemaugh Fuels, LLC.

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

PPL Montana owns the Corette power plant. The plant has coal purchase contracts to purchase low sulfur coal with defined quality characteristics and specifications. The contracts supplied 100% of the plant coal requirements and expired at the end of 2003. Similar contracts are currently in place to supply 100% of the expected coal requirements for 2004.

Oil and Natural Gas

PPL Generation's Martins Creek Units 3 and 4 burn both oil and natural gas. PPL EnergyPlus, the marketing and trading subsidiary of PPL, is responsible for procuring the oil and natural gas supply for all PPL Generation operations. During 2003, 100% of the oil requirements for the Martins Creek units were purchased on the spot market. As of December 31, 2003, PPL EnergyPlus had no long-term agreements for these requirements.

PPL EnergyPlus has a long-term pipeline capacity contract for delivery of gas supply representing approximately 10% of the maximum requirements of the Sundance facility, but has no long-term supply agreement to purchase natural gas. As of December 31, 2003, there were no long-term delivery or supply agreements to purchase natural gas for University Park.

PPL EnergyPlus has a long-term contract for approximately 40% of the expected pipeline transportation requirements of the Wallingford facility, but has no long-term supply agreement to purchase natural gas. Likewise, PPL EnergyPlus has long-term pipeline transportation contracts in place for the Griffith Energy facility equaling 100% of the expected requirements.

In 2003, PPL EnergyPlus began supplying natural gas for the testing process for the Lower Mt. Bethel project. PPL EnergyPlus has two gas transportation contracts in place for approximately 30% of the maximum daily requirements of the plant. These contracts expire in September 2008 and 2013.

PPL EnergyPlus employs a strategy of procuring natural gas in conjunction with electricity sales commitments.

Nuclear

PPL Susquehanna has in effect uranium supply and conversion agreements that satisfied 100% of its uranium requirements in 2003 and, including options, will satisfy approximately 25% of its requirements for the period 2004-2007. Deliveries under these agreements are expected to provide sufficient uranium to permit Unit 1 to operate into the first quarter of 2006 and Unit 2 to operate into the first quarter of 2005.

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

Federal law requires the federal government to provide for the permanent disposal of commercial spent nuclear fuel. Under the Nuclear Waste Policy Act (NWPA), the DOE initiated an analysis of a site in Nevada for a permanent nuclear waste repository. DOE does not expect the repository to be operational before 2010. As a result, it was necessary to expand Susquehanna's on-site spent fuel storage capacity. To support this expansion, PPL Susquehanna contracted for the design and construction of a spent fuel storage facility employing dry cask fuel storage technology. The facility is modular, so that additional storage capacity can be added as needed. The facility began receiving spent nuclear fuel in 1999. PPL Susquehanna estimates that there is sufficient storage capacity in the spent nuclear fuel pools and the on-site spent fuel storage facility at Susquehanna to accommodate spent fuel discharged through approximately 2017, under current operating conditions. If necessary, the on-site spent fuel storage facility can be expanded, assuming appropriate regulatory approvals are obtained, such that, together, the spent fuel pools and the expanded dry fuel storage facility will accommodate all of the spent fuel expected to be discharged through the current life of the plant.

In 2002, President Bush approved the Congressional override of a veto by the State of Nevada, designating Yucca Mountain, Nevada as the site for development of a long-term repository for high-level radioactive waste. The next step is for the DOE to submit a license application to the NRC to build and then operate the Yucca Mountain repository.

In 1996, the U.S. Court of Appeals for the District of Columbia Circuit ruled that the NWPA imposed on DOE an unconditional obligation to begin accepting spent nuclear fuel on or before January 31, 1998. In 1997, the Court ruled that the contracts between the utilities and the DOE provide a potentially adequate remedy if the DOE failed to begin disposal of spent nuclear fuel by January 31, 1998. The DOE did not, in fact, begin to dispose of spent nuclear fuel on that date. The DOE continues to contest claims that its failures resulted in recoverable damages. On January 22, 2004, PPL Susquehanna filed suit in the U.S. Court of Federal Claims for unspecified damages suffered as a result of the DOE's breach of its contract to accept and dispose of spent nuclear fuel. PPL cannot predict the outcome of this dispute.

ENVIRONMENTAL MATTERS

Certain PPL subsidiaries, including PPL Electric and PPL Generation subsidiaries, are subject to certain present and developing federal, regional, state and local laws and regulations with respect to air and water quality, land use and other environmental matters. See PPL's and PPL Energy Supply's "Financial Condition - Capital Expenditure Requirements" in Management's Discussion and Analysis of Financial Condition and Results of Operations for information concerning environmental expenditures during 2003 and their estimate of those expenditures during the years 2004-2008. PPL believes that its subsidiaries are in substantial compliance with applicable environmental laws and regulations.

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

In 1997, international negotiators reached agreement in Kyoto, Japan to strengthen the 1992 United Nations Global Climate Change Treaty by adding legally-binding greenhouse gas emission limits. This agreement, the Kyoto Protocol, would require the U.S. to reduce its greenhouse gas emissions to 7% below 1990 levels by 2008 through 2012. Although the Kyoto Protocol is unlikely to be ratified by the U.S., the electricity generating industry has committed to certain voluntary reductions in carbon dioxide. Some form of carbon dioxide reductions will likely be required in the future. Such requirements could result in increased capital and operating expenses which are not now determinable, but which could be significant.

Water

To implement the requirements of the Federal Water Pollution Control Act of 1972, as amended by the Clean Water Act of 1977 and the Water Quality Act of 1987, the EPA has adopted regulations on effluent standards for steam electric stations. The states administer the EPA's effluent standards through state laws and regulations relating to, among other things, effluent discharges and water quality. The standards adopted by the EPA pursuant to the Clean Water Act may have a significant impact on existing facilities of certain PPL subsidiaries, depending on the states' interpretation and future amendments to regulations.

Pursuant to the Surface Mining and Reclamation Act of 1977, the Office of Surface Mining (OSM) has adopted effluent guidelines which are applicable to PPL subsidiaries as a result of their past coal mining and coal processing activities. The EPA and the OSM limitations, guidelines and standards also are enforced through the issuance of NPDES permits. In accordance with the provisions of the Clean Water Act and the Reclamation Act of 1977, the EPA and the OSM have authorized the states to implement the NPDES program. Compliance with applicable water quality standards is assured by state imposition of NPDES permit conditions and requirements to address acid mine drainage.

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

General

PPL and its subsidiaries are unable to predict the ultimate effect of evolving environmental laws and regulations upon their existing and proposed facilities and operations. In complying with statutes, regulations and actions by regulatory bodies involving environmental matters, including the areas of water and air quality, hazardous and solid waste handling and disposal and toxic substances, PPL's subsidiaries may be required to modify, replace or cease operating certain of their facilities. PPL's subsidiaries may also incur significant capital expenditures and operating expenses in amounts which are not now determinable, but which could be significant.

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

PPL Susquehanna operates Units 1 and 2 pursuant to NRC operating licenses which expire in 2022 and 2024, respectively. In November 2001, PPL Susquehanna notified the NRC that it intends to seek extensions of its operating licenses. The application for this extension will most likely be made in 2006 or 2007, in accordance with NRC guidelines. If the NRC approves PPL Susquehanna's application, the operating licenses for Units 1 and 2 would each be extended for an additional 20 years, to 2042 and 2044, respectively.

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

The 11 hydroelectric facilities and one storage reservoir purchased from Montana Power in 1999 are licensed by the FERC. These licenses expire periodically, and the generating facilities must be relicensed at such times. The FERC license for the Mystic facility expires in 2009; the Thompson Falls and Kerr licenses expire in 2025 and 2035, respectively, and the licenses for the nine Missouri-Madison facilities expire in 2040.

PPL Holtwood is working to have the Wallenpaupack facility relicensed, and PPL Montana is working to have the Mystic facility relicensed. Under applicable law, FERC may relicense the original licensee or may license a new licensee, or the U.S. government may take over the project. If the original licensee is not relicensed, it is compensated for its net investment in the project, not to exceed the fair value of the property taken, plus reasonable damages to other property affected by the lack of relicensing.

PPL Global's international electricity transmission and distribution companies are authorized by the governments of their respective countries to provide electric distribution services within their concession areas and service territories, subject to certain conditions and obligations. For instance, each of these companies is subject to governmental regulation on the prices that it can charge and the quality of supply it must provide, and the companies can be fined if they do not meet the mandated quality of supply.

WPD operates under distribution licenses granted, and price controls set, by Great Britain's Gas and Electricity Markets Authority. The price control formula that governs WPD's allowed revenue is normally determined every five years with the next review to be completed by the end of 2004, and effective April 1, 2005. Absent WPD's breach or default under its distribution licenses, the regulator must provide 25-years notice before the licenses may be revoked. See Note 14 for more information regarding certain U.K. electricity regulations.

Emel is subject to regulated maximum tariffs set by Chile's National Energy Commission. The components of the distribution tariffs are an energy price, a transmission surcharge and the value added on account of distribution costs (VAD). The VAD includes a targeted return on invested capital of 10% per year. The energy price is a direct pass-through to regulated customers of the energy charge that Emel pays to the generation companies. The tariffs are calculated every four years, with the next tariff review to be completed by the end of 2004 and effective beginning 2005. Absent Emel's breach or default of its regulated obligations, Emel's distribution rights within its concession area are perpetual.

DelSur is subject to regulated maximum tariffs set by El Salvador's Superintendencia General de Electricidad y Telecomunicaciones. The three components of the distribution tariff are an energy price, a commercialization charge and a distribution charge. DelSur's tariff specifies the energy price as a trailing six-month average of the spot market price. The tariffs are calculated every 5 years and are adjusted for inflation on January 1 of each year. The next comprehensive tariff review will take place in 2007 and be effective in 2008. Absent DelSur's breach or default of its regulated obligations, DelSur's distribution rights within its service territory are perpetual.

Elfec is subject to regulated maximum tariffs set by Bolivia's Superintendent of Electricity. Tariffs are calculated every four years based on the trailing three-year average of the equity returns from companies listed in the Dow Jones Utility Index. Tariffs are adjusted on a monthly basis for local inflation and every six months to reflect any changes in the energy node prices, which is a pass-through to regulated customers of the energy charge that Elfec pays to generation companies. The tariffs are calculated every four years. The latest tariff review was completed in January 2004 and is effective beginning 2004. Absent Elfec's breach or default of its regulated obligations, Elfec's distribution rights within its concession area are perpetual.

EMPLOYEE RELATIONS

As of December 31, 2003, PPL and its subsidiaries had the following full-time employees:

PPL Energy Supply
PPL Generation	2,237	(a)
PPL EnergyPlus	1,663	(b)
PPL Global
Domestic	19
International	3,939	(c)

Total PPL Energy Supply	7,858
PPL Electric	2,842
PPL Gas Utilities	386
PPL Services & Other	1,170

Total PPL	12,256

(a)	Includes 458 PPL Montana employees.
(b)	Includes union employees of mechanical contracting subsidiaries, which tend to fluctuate due to the nature of their business.
(c)	Includes employees of WPD and PPL Global's consolidated subsidiaries in Latin America.

Approximately 60%, or 4,958, of PPL's domestic workforce are members of labor unions, with four IBEW locals representing 3,425 employees. The other unions primarily represent employees of the mechanical contractors and gas utility employees in Pennsylvania. The bargaining agreement with the largest union was negotiated in May 2002 and expires in May 2006. Eight four-year contracts with smaller gas utility locals in Pennsylvania were negotiated in 2003. Also in 2001, three- and four-year contracts were concluded with two IBEW locals in Montana that represent 300 and 48 employees, respectively. The three-year contract expires in April 2004, and PPL Montana currently is negotiating with the IBEW Local regarding a new contract. The other IBEW contract expires in April 2005. PPL Montana negotiated a five-year agreement with the Teamsters Union in 2002 that expires in September 2006.

Approximately 79%, or 3,115, of PPL's international workforce are members of labor unions. WPD represents the majority of the international workforce. WPD recognizes five unions, the largest of which represents 38% of union members. WPD has two employment agreements which are negotiated with the unions. The Electricity Business Agreement covers 2,392 employees; it may be amended by agreement between WPD and the unions and is terminable with 12 months notice by either side. The other employment agreement, called the Meter Reading Services Handbook of Agreements, covers 54 employees; it may be amended by agreement between WPD and the unions and is terminable by written notice by either side.

PPL's Latin American subsidiaries have 941 union employees that are represented by 12 unions in 14 companies located in three countries. Several employees of Emel and its five distribution companies belong to ten unions, one of which negotiated a new, three-year agreement during 2003 and the remaining nine unions have agreements in place until May 2006. DelSur is currently negotiating with its one union and is expected to reach an agreement in early 2004 that will remain in force for three years. Union employees of Elfec and Integra are not covered by a collective bargaining agreement, but instead informally negotiate adjustments to their benefits with management each year. The agreement covering 2004 is expected to be settled during March 2004.

AVAILABLE INFORMATION

PPL's Internet Web site is www.pplweb.com. On the Investor Center page of that Web site, PPL provides access to all SEC filings of PPL registrants free of charge, as soon as reasonably practicable after filing with the SEC. Additionally, PPL registrants' filings are available at the SEC's Web site (www.sec.gov) and at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549, or by calling 1-800-SEC-0330.

ITEM 2. PROPERTIES

Domestic Generation

For a description of PPL's domestic generation portfolio, see Item 1, "Business - Power Supply."

Domestic Generation Under Development

PPL Generation had the following domestic generation development projects in progress at December 31, 2003:

Project	Type	Total MW Capacity (a)	PPL Ownership or Lease Interest in MW		Expected In-Service Date (b)

Pennsylvania
Lower Mt. Bethel (c)	Gas-fired	600	600	(100%)	2004
Susquehanna (d)	Nuclear	50	45	(90%)	2004
Susquehanna (e)	Nuclear	20	18	(90%)	2005 - 2006

Total		670	663

(a)

The capacity of generation units is based on a number of factors, including the operating experience and physical condition of the units, and may be revised periodically to reflect changed circumstances.

(b)	The expected in-service dates are subject to receipt of required approvals and permits and to other contingencies.
(c)	This project is a gas-fired combined cycle combustion turbine facility.
(d)	This project involves the installation of more efficient steam turbines to increase capacity on Unit 1.
(e)	This project involves the installation of more efficient internals for the high pressure turbine moisture separators on Units 1 and 2.

PPL continually reexamines development projects based on market conditions and other factors to determine whether to proceed with these projects, sell them, expand them, execute tolling agreements or pursue other opportunities.

Domestic Delivery

Electric

For a description of PPL Electric's service territory, see Item 1, "Business - Background." At December 31, 2003, PPL Electric had electric transmission and distribution lines in public streets and highways pursuant to franchises and rights-of-way secured from property owners. PPL Electric's system included 379 substations with a total capacity of 25.6 million kVA, 32,797 circuit miles of overhead lines and 6,334 cable miles of underground conductors. All of PPL Electric's facilities are located in Pennsylvania. Substantially all of PPL Electric's transmission and distribution properties are subject to the lien of PPL Electric's 1945 First Mortgage Bond Indenture and its 2001 Senior Secured Bond Indenture.

Gas

PPL Gas Utilities has two natural gas distribution subsidiaries - PFG Gas, Inc., which distributes gas to customers in southeastern and central Pennsylvania and parts of Maryland, and North Penn Gas Company, which serves customers in the northern part of Pennsylvania. North Penn Gas Company also has natural gas storage facilities in Pennsylvania. As of December 31, 2003, PFG Gas, Inc. had approximately 40,500 customers and 1,173 miles of pipeline mains, with 14 miles in Maryland and the remainder in Pennsylvania. North Penn Gas Company had approximately 35,500 customers and 2,714 miles of pipeline mains in Pennsylvania.

International Delivery

PPL Global has consolidated investments in electricity distribution companies, serving approximately 3.5 million customers in Latin America and the U.K., as follows:

Company (a)	Location	PPL Ownership Interest	2003 Electricity Sales GWh (b)

Latin America
Empresas Emel S.A. (Emel)	Santiago, Chile	95.4%	2,286

Empresa de Luz y Fuerza Electrica Cochabamba S.A.
(Elfec)	Cochabamba, Bolivia	92.1%	595

Distribuidora de Electricidad DelSur S.A.de C.V. (DelSur)	San Salvador, El Salvador	80.5%	934

United Kingdom
Western Power Distribution Holdings Limited (WPDH Limited)	Bristol, England	100%	28,137

Total			31,952

(a)

PPL Global no longer controls CEMAR and has deconsolidated this investment in its financial statements. PPL Global stopped recording operating results of CEMAR after August 21, 2002, the day ANEEL assumed control. CEMAR's customers have not been included in the year-end customer count above. See Note 9 to the Financial Statements for additional information.

(b)	Corresponds to revenues recorded by PPL Global in 2003.

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

Of the two pending proceedings in Pennsylvania, only the appeal concerning the assessed value of the Susquehanna nuclear station will result in annual local taxes exceeding $1 million. PPL's appeal of the Susquehanna station assessment was decided in its favor by the Luzerne County Court of Common Pleas, and PPL subsequently settled with the local taxing authorities, resulting in annual local tax liability of approximately $3 million for tax years 2000 and beyond and no additional PURTA tax liability for tax years 1998 and 1999. However, the settlement of the tax liability for tax years 1998 and 1999 was subject to the outcome of claims asserted by certain intervenors which are described below.

In August 2000, over PPL's objections, the Luzerne County Court of Common Pleas permitted Philadelphia City and County, the Philadelphia School District and the Southeastern Pennsylvania Transportation Authority (SEPTA) (collectively, the "Philadelphia parties") to intervene in the case because a change in the assessment of the plant affected the amount they collected under PURTA for the tax years 1998 and 1999. Based on the appraisal obtained by the Philadelphia parties, PPL would have been required to pay up to an extra $213 million in PURTA taxes for 1998 and 1999. The court ruled in PPL's favor concerning the assessed value of the plant, and this determination was affirmed by the Commonwealth Court in October 2003. The Philadelphia parties subsequently petitioned the Commonwealth Court for reargument, and this request was denied. The Philadelphia parties did not seek further appellate review of this matter.

PPL Montana is currently protesting certain property tax assessments by the Montana Department of Revenue (MDOR) on its generation facilities. The tax liabilities in dispute are approximately $2 million for 2000 and 2001, $9 million for 2002 and $6 million for 2003. PPL Montana's dispute with respect to most of the 2002 and 2003 tax liability is based on the assessed value used by the MDOR for PPL Montana's hydroelectric facilities versus the assessed value used for the facilities of another hydroelectric generator in the state. The state tax appeals board is scheduled to hear the 2000 and 2001 disputes in April 2004, while the hearing for the 2002 dispute is scheduled for May 2004. A hearing for the 2003 dispute has not yet been scheduled.

NorthWestern Corporation Litigation

In connection with the acquisition of the Montana generation assets, the Montana Power APA, which was previously assigned to PPL Montana by PPL Global, includes a provision concerning the proposed purchase by PPL Montana of a portion of NorthWestern's interest in the 500-kilovolt Colstrip Transmission System (CTS) for $97 million. During 2002, PPL Montana had been in discussions with NorthWestern regarding the proposed purchase of the CTS and the claims that PPL Montana believes it has against NorthWestern arising from the Montana Power APA and related agreements. Notwithstanding such discussions, in September 2002, NorthWestern filed a lawsuit against PPL Montana in Montana state court seeking specific performance of PPL Montana's purchase of the CTS or, alternatively, damages for breach of contract. Pursuant to PPL Montana's application, the matter was removed to the U.S. District Court of Montana, Butte Division. Following removal, NorthWestern asserted additional claims for damages against PPL Montana, and PPL Montana filed defenses denying liability for NorthWestern's claims as well as counterclaims against NorthWestern seeking damages PPL Montana believes it has suffered under the Montana Power APA and related agreements. This matter currently is scheduled for trial in the Montana federal district court in mid-2005.

In September 2003, NorthWestern filed a petition in Delaware for reorganization under the U.S. Bankruptcy Code, which has resulted in an automatic stay of PPL Montana's counterclaims against NorthWestern. PPL Montana has applied to the bankruptcy court for relief from the automatic stay. In December 2003, NorthWestern filed a motion to transfer this litigation from the Montana federal district court to the federal district court in Delaware where NorthWestern's bankruptcy proceeding is pending. PPL Montana has opposed the motion for transfer, which will be decided by the Montana federal district court. NorthWestern and PPL Montana also have stipulated in NorthWestern's bankruptcy proceeding that the automatic stay of PPL Montana's counterclaims will be lifted ten days after the Montana federal district court rules on the transfer motion. PPL, PPL Energy Supply and PPL Montana cannot predict the outcome of this litigation.

Montana Hydroelectric Litigation

In October 2003, a lawsuit was filed against PPL Montana, PPL Services, Avista Corporation, PacifiCorp and nine John Doe defendants in the U.S. District Court of Montana, Missoula Division, by two residents allegedly acting in a representative capacity on behalf of the State of Montana. In January 2004, the complaint was amended to, among other things, include the Great Falls school district as additional plaintiffs. The action seeks a declaratory judgment, compensatory damages for unjust enrichment, trespass and negligence, and attorneys fees on a "private attorney general" theory for use of state and/or "school trust" lands without the compensation required by law and to require defendants to adequately compensate the state and/or the State School Trust fund for full market value of lands occupied. Generally, the suit is founded on allegations that the bed of navigable rivers is state-owned property following admission to statehood, and that the use thereof for placement of dam structures, affiliated structures and reservoirs should trigger lease payments for use of land underneath. The plaintiffs allege that the State Land Board and Department of Natural Resources and Conservation failed to exercise their duty to administer riverbeds for the maximum benefit of public education and/or the state. No specific amount of damages has been claimed. PPL Montana and PPL Services cannot predict the outcome of this litigation.

California ISO and Western Markets

Through its subsidiaries, PPL has made approximately $18 million of sales to the California ISO, of which $17 million has not been paid to PPL subsidiaries. Given the myriad of electricity supply problems faced by the California electric utilities and the California ISO, PPL cannot predict whether or when it will receive payment. As of December 31, 2003, PPL has fully reserved for possible underrecoveries of payments for these sales.

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

In June 2003, the FERC took several actions as a result of a number of related investigations. The FERC terminated proceedings pursuant to which it had been considering whether to order refunds for spot market bilateral sales made in the Pacific Northwest, including sales made by PPL Montana, during the period December 2000 through June 2001. The FERC explained that the totality of the circumstances made refunds unfeasible and inequitable, and that it had provided adequate relief by adopting a price cap throughout the western U.S. The FERC also denied pending complaints against long-term contracts in the western U.S. In these complaints, various power buyers challenged selected long-term contracts that they entered into during 2000 and 2001, complaining that the power prices were too high and reflected manipulation of those energy markets. The FERC found that the complainants had not met their burden of showing that changing or canceling the contracts was "in the public interest" and that the dysfunction in the California markets did not justify changing these long-term contracts. In two separate orders, the FERC also ordered 65 different companies, agencies or municipalities to show cause why they should not be ordered to disgorge profits for "gaming" or anomalous market behavior during 2000 and 2001. These orders to show cause address both unilateral and joint conduct identified as the "Enron trading strategies." Neither PPL EnergyPlus nor PPL Montana was included in these orders to show cause, and they previously have explained in responses to data requests from the FERC that they have not engaged in such trading strategies. Finally, the FERC issued a new investigation order directing its staff to investigate any bids made into the California markets in excess of $250/MWh during the period from May 2000 to October 2000, a period of time prior to the period examined in connection with most of the proceedings described above. To their knowledge, neither PPL EnergyPlus nor PPL Montana is being investigated by the FERC under this new order.

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

In May 2003, the Port of Seattle filed a lawsuit in the U.S. District Court for the Western District of Washington against eighteen defendants, including PPL Montana. The lawsuit asserts claims against all defendants under the federal and state antitrust laws, the federal Racketeer Influenced and Corrupt Organizations Act and for common law fraud. The complaint centers on many of the same alleged activities that are the basis for the litigation arising out of the California electricity supply situation described above. The Port of Seattle is seeking actual, trebled and punitive damages, as well as attorneys' fees. PPL Montana and several other defendants have filed a motion to dismiss this complaint that has not been ruled on by the court. In December 2003, this matter was transferred to the U.S. District Court for the Southern District of California for inclusion with proceedings already centralized and pending in that court.

In February 2004, the Montana Public Service Commission initiated a limited investigation of the Montana retail electricity market for the years 2000 and 2001, focusing on how that market was affected by transactions involving the possible manipulation of the electricity grid in the western U.S. The investigation includes all public utilities and licensed electricity suppliers in Montana, as well as other entities that may possess relevant information. Through its subsidiaries, PPL is a licensed electricity supplier in Montana and a wholesale supplier in the western U.S. As with the other investigations taking place as a result of the issues arising out of the electricity supply situation in California and other western states, PPL and its subsidiaries believe that they have not engaged in any improper trading or marketing practices affecting the Montana retail electricity market.

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

New England Investigation

In January 2004, PPL became aware of an investigation by the Connecticut Attorney General and the FERC's Office of Market Oversight and Investigation (OMOI) regarding allegations that natural gas-fired generators located in New England illegally sold natural gas instead of generating electricity during the week of January 12, 2004. Subsequently, PPL and other generators were served with a data request by OMOI. The data request indicated that PPL was not under suspicion of a regulatory violation but that OMOI was conducting an initial investigation. PPL has responded to this data request. While PPL does not believe that it committed any regulatory or other violations concerning the subject matter of the investigation, PPL cannot predict the outcome of the investigation.

Montana Power Shareholders' Litigation

In August 2001, a purported class-action lawsuit was filed by a group of shareholders of Montana Power against Montana Power, the directors of Montana Power, certain advisors and consultants of Montana Power and PPL Montana. The plaintiffs allege, among other things, that Montana Power was required to, and did not, obtain shareholder approval of the sale of Montana Power's generation assets to PPL Montana in 1999. Although most of the claims in the complaint are against Montana Power, its board of directors, and its consultants and advisors, two claims are asserted against PPL Montana. In the first claim, plaintiffs seek a declaration that because Montana Power shareholders did not vote on the 1999 sale of generating assets to PPL Montana, that sale "was null and void ab initio." The second claim alleges that PPL Montana was privy to and participated in a strategy whereby Montana Power would sell its generation assets to PPL Montana without first obtaining Montana Power shareholder approval, and that PPL Montana has made net profits in excess of $100 million as the result of this alleged illegal sale. In the second claim, plaintiffs request that the court impose a "resulting and/or constructive trust" on both the generation assets themselves and all profits, plus interest on the amounts subject to the trust. This lawsuit is currently pending in the U.S. District Court of Montana, Butte Division. PPL, PPL Energy Supply and PPL Montana cannot predict the outcome of this matter.

PJM Capacity Transactions

In November 2001, the PJM Market Monitor publicly released a report prepared for the PUC entitled "Capacity Market Questions" relating to the pricing of installed capacity in the PJM daily market during the first quarter of 2001. The report concluded that PPL EnergyPlus (identified in the report as "Entity 1") was able to exercise market power to raise the market-clearing price above the competitive level during that period. PPL EnergyPlus does not agree with the Market Monitor's conclusions that it exercised market power, and the Market Monitor acknowledged in his report that PJM's standards and rules did not prohibit PPL EnergyPlus' conduct. In November 2001, the PUC issued an Investigation Order directing its Law Bureau to conduct an investigation into the PJM capacity market and the allegations in the Market Monitor's report. In June 2002, the PUC issued an investigation report alleging, among other things, that PPL had unfairly manipulated electricity markets in early 2001. The PUC stated that it was not authorized to, and was not attempting to, adjudicate the merits of PPL's defenses to its allegations, but referred the matter to the U.S. Department of Justice - Antitrust Division (DOJ), the FERC and the Pennsylvania Attorney General.

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

In September 2002, PPL was served with a complaint filed by Utilimax.com, Inc., which was a member of PJM, in the U.S. District Court for the Eastern District of Pennsylvania against PPL and PPL EnergyPlus alleging, among other things, violations of the federal antitrust laws in connection with the capacity transactions described in the Market Monitor's report. The court dismissed the complaint with prejudice in July 2003, and Utilimax has appealed the court's dismissal to the U.S. Court of Appeals for the Third Circuit.

In December 2002, PPL was served with a complaint against PPL, PPL EnergyPlus and PPL Electric filed in the U.S. District Court for the Eastern District of Pennsylvania by a group of 14 Pennsylvania boroughs that apparently alleges, in broad terms, similar violations of the federal antitrust laws. These boroughs were wholesale customers of PPL Electric. In addition, in November 2003, PPL and PPL EnergyPlus were served with a complaint which was filed in the same court by Joseph Martorano, III (d/b/a ENERCO), that also alleges violations of the federal antitrust laws. The complaint indicates that ENERCO provides consulting and energy procurement services to clients in Pennsylvania and New Jersey. Although PPL, PPL EnergyPlus and PPL Electric believe the claims in these complaints are without merit, they cannot predict the outcome of these matters.

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

Lower Mt. Bethel

In August 2002, the Northampton County Court of Common Pleas issued a decision concerning the permissible noise levels from the Lower Mt. Bethel facility when it becomes operational. Specifically, the court's decision sets certain permissible noise levels required for plant operation. PPL appealed the court's decision to the Commonwealth Court, and an intervenor in the lawsuit cross-appealed the court's decision. In May 2003, the Commonwealth Court remanded the case to the Court of Common Pleas for further findings of fact concerning the zoning application relating to the construction of the facility. In September 2003, the Court of Common Pleas ruled in PPL's favor while also reaffirming its decision on the noise levels, and the intervenor has appealed this ruling to the Commonwealth Court. The Lower Mt. Bethel facility is expected to be operational in 2004. However, PPL and PPL Energy Supply cannot predict the outcome of the ongoing litigation concerning the facility or its ultimate impact on the Lower Mt. Bethel facility, but such impact may be material.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 2003.

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

Listed below are the executive officers:

PPL Corporation

Name	Age	Positions Held During the Past Five Years	Dates

William F. Hecht	60	Chairman, President and Chief Executive Officer	February 1995 - present

John R. Biggar	59	Executive Vice President and Chief Financial Officer	January 2001 - present
		Senior Vice President and Chief Financial Officer	November 1998 - January 2001

Lawrence E. De Simone	56	Executive Vice President	January 2004 - present
		Executive Vice President - Supply	October 2001 - January 2004
		President - PPL EnergyPlus	November 1998 - October 2001

James H. Miller	55	Executive Vice President	January 2004 - present
		President - PPL Generation	February 2001 - present
		Executive Vice President - USEC, Inc.	January 1999 - February 2001
		Vice President, Production - USEC, Inc.	September 1995 - January 1999

Robert J. Grey	53	Senior Vice President, General Counsel and Secretary	March 1996 - present

Paul T. Champagne*	45	President - PPL EnergyPlus	October 2001 - present
		President - PPL Global	May 1999 - October 2001
		Vice President and Senior Business Development Officer -	October 1998 - May 1999
		PPL Global

Paul A. Farr*	36	Senior Vice President - PPL Global	January 2004 - present
		Vice President - International Operations - PPL Global	June 2002 - January 2004
		Vice President - PPL Global	October 2001 - June 2002
		Vice President and Chief Financial Officer - PPL Montana	June 1999 - October 2001
		Director of International Tax - PPL Global	June 1998 - June 1999

Roger L. Petersen*	52	President - PPL Global	October 2001 - present
		President and Chief Executive Officer - PPL Montana	May 1999 - October 2001
		President - PPL Montana	January 1999 - May 1999

John F. Sipics*	55	President - PPL Electric	October 2003 - present
		Vice President - Asset Management	August 2001 - October 2003
		Vice President - Regulatory Support	August 2000 - August 2001
		Vice President - Delivery Services & Economic Development	October 1998 - August 2000

James E. Abel	52	Vice President - Finance and Treasurer	June 1999 - present
		Treasurer	August 1996 - June 1999

Mark D. Woods	45	Controller	February 2004 - present
		Manager - Financial Reporting and Consolidation - PPL Services	March 1999 - February 2004
		Supervisor - Financial Accounting - PPL Services	March 1997 - March 1999

*	Messrs. Champagne, Farr, Petersen and Sipics have been designated executive officers of PPL by virtue of their respective positions at PPL subsidiaries.

PPL Electric Utilities Corporation

Name	Age	Positions Held During the Past Five Years	Dates

John F. Sipics	55	President	October 2003 - present
		Vice President - Asset Management	August 2001 - October 2003
		Vice President - Regulatory Support	August 2000 - August 2001
		Vice President - Delivery Services & Economic Development	October 1998 - August 2000

James E. Abel	52	Treasurer	July 2000 - present
		Vice President - Finance and Treasurer	June 1999 - July 2000
		Treasurer	August 1996 - June 1999

Mark D. Woods	45	Controller	February 2004 - present
		Manager - Financial Reporting and Consolidation - PPL Services	March 1999 - February 2004
		Supervisor - Financial Accounting - PPL Services	March 1997 - March 1999

PPL Energy Supply, LLC

Item 4 is omitted as PPL Energy Supply meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K.

PPL Montana, LLC

Item 4 is omitted as PPL Montana meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S
COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

PPL Corporation

Additional information for this item is set forth in the sections entitled "Quarterly Financial, Common Stock Price and Dividend Data," "Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" and "Shareowner and Investor Information" of this report. The number of common shareowners is set forth in "Item 6 - Selected Financial and Operating Data."

PPL Energy Supply, LLC

There is no established public trading market for PPL Energy Supply's membership interests. PPL Energy Funding, a direct wholly-owned subsidiary of PPL, owns all of PPL Energy Supply's outstanding membership interests. Distributions on the membership interests will be paid as determined by PPL Energy Supply's Board of Managers. PPL Energy Supply made cash distributions to PPL Energy Funding of approximately $1.2 billion in 2003 and $710 million in 2002.

PPL Electric Utilities Corporation

Additional information for this item is set forth in the sections entitled "Quarterly Financial Data" and "Shareowner and Investor Information" of this report.

PPL Montana, LLC

There is no established public trading market for PPL Montana's membership interests. PPL indirectly owns all of PPL Montana's outstanding membership interests. Distributions on the membership interests will be paid as determined by PPL Montana's Board of Managers. PPL Montana made a cash distribution indirectly to PPL of $5 million in 2003. There were no such distributions in 2002.

ITEM 6. SELECTED FINANCIAL AND OPERATING DATA

PPL Energy Supply, LLC

Item 6 is omitted as PPL Energy Supply meets the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K.

PPL Montana, LLC

Item 6 is omitted as PPL Montana meets the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K.

ITEM 6. SELECTED FINANCIAL AND OPERATING DATA

PPL Corporation (a)		2003	2002	2001	2000	1999

Income Items - millions
	Operating revenues (b)	$5,587	$5,481	$5,115	$4,545	$3,697
	Operating income (b)	1,340	1,246	850	1,194	821
	Income from continuing operations	719	360	169	487	478
	Net income	734	208	179	498	432
Balance Sheet Items - millions (c)
	Property, plant and equipment - net	10,446	9,566	5,947	5,948	5,624
	Recoverable transition costs	1,687	1,946	2,172	2,425	2,647
	Total assets	17,123	15,552	12,562	12,360	11,174
	Long-term debt	7,859	6,267	5,579	4,784	4,157
	Long-term debt with affiliate trusts (d)	681
	Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely company debentures (d)		661	825	250	250
	Preferred stock
	With sinking fund requirements		31	31	46	46
	Without sinking fund requirements	51	51	51	51	51
	Common equity	3,259	2,224	1,857	2,012	1,613
	Short-term debt	56	943	118	1,037	857
	Total capital provided by investors	11,906	10,177	8,461	8,180	6,974
	Capital lease obligations	12				125
Financial Ratios
	Return on average common equity - %	26.56	10.27	8.41	27.49	24.70
	Embedded cost rates (c)
	Long-term debt - %	6.56	7.04	6.84	6.98	6.95
	Preferred stock - %	5.14	5.81	5.81	5.87	5.87
	Preferred securities - % (d)		8.02	8.13	8.44	8.44
	Times interest earned before income taxes	2.92	1.97	2.19	3.05	3.37
	Ratio of earnings to fixed charges - total enterprise basis (e)	2.5	1.9	1.7	2.5	2.7
Common Stock Data
	Number of shares outstanding - thousands
	Year-end	177,362	165,736	146,580	145,041	143,697
	Average	172,795	152,492	145,974	144,350	152,287
	Number of record shareowners (c)	83,783	85,002	87,796	91,777	91,553
	Income from continuing operations - Basic EPS	$4.16	$2.36	$1.16	$3.38	$3.14
	Income from continuing operations - Diluted EPS	$4.15	$2.36	$1.15	$3.37	$3.14
	Net income - Basic EPS	$4.25	$1.37	$1.23	$3.45	$2.84
	Net income - Diluted EPS	$4.24	$1.36	$1.22	$3.44	$2.84
	Dividends declared per share	$1.54	$1.44	$1.06	$1.06	$1.00
	Book value per share (c)	$18.37	$13.42	$12.67	$13.87	$11.23
	Market price per share (c)	$43.75	$34.68	$34.85	$45.188	$22.875
	Dividend payout rate - % (f)	36	106	87	31	35
	Dividend yield - % (g)	3.52	4.15	3.04	2.35	4.37
	Price earnings ratio (f) (g)	10.32	25.50	28.57	13.14	8.05
Sales Data - millions of kWh
	Domestic - Electric energy supplied - retail	36,774	36,746	37,395	37,758	33,695
	Domestic - Electric energy supplied - wholesale	41,709	36,849	27,683	40,925	32,045
	Domestic - Electric energy delivered	36,083	35,712	35,534	34,731	33,874
	International - Electric energy delivered (h)	31,952	33,313	5,919	3,735	2,942

(a)

The earnings each year were affected by unusual items, which affected net income. See "Earnings" in Management's Discussion and Analysis of Financial Condition and Results of Operations for a description of unusual items in 2003, 2002 and 2001.

(b)	Operating revenues and operating income of certain years are restated to conform to the current presentation.
(c)	At year-end.
(d)

On July 1, 2003, PPL adopted the provisions of SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." The company-obligated mandatorily redeemable preferred securities are mandatorily redeemable financial instruments, as they require the issuer to redeem the securities for cash on a specified date. Thus, they should be classified as liabilities, as a component of long-term debt, instead of "mezzanine" equity on the Balance Sheet. However, as of December 31, 2003, no amounts were included in "Long-term Debt" for these securities because PPL Capital Funding Trust I and SIUK Capital Trust I were deconsolidated effective December 31, 2003 in connection with the adoption of FIN 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," for certain entities. Instead, the subordinated debt securities that support the company-obligated mandatorily redeemable preferred securities of the trust are reflected in "Long-term Debt with Affiliate Trusts" as of December 31, 2003. See Note 22 for additional information on SFAS 150 and FIN 46.

(e)

Computed using earnings and fixed charges of PPL and its subsidiaries. Fixed charges consist of interest on short- and long-term debt, other interest charges, interest on capital lease obligations, the estimated interest component of other rentals and preferred dividends.

(f)	Based on diluted EPS.
(g)	Based on year-end market prices.
(h)	Deliveries for 2002 include the electricity deliveries of WPD for the full year and of CEMAR prior to deconsolidation.

ITEM 6. SELECTED FINANCIAL AND OPERATING DATA

PPL Electric Utilities Corporation (a)		2003	2002	2001	2000	1999 (e)

Income Items - millions
	Operating revenues	$2,788	$2,748	$2,694	$3,336	$3,059
	Operating income	251	275	419	669	749
	Income available to PPL Corporation	25	39	119	261	398
Balance Sheet Items - millions (b)
	Property, plant and equipment - net	2,589	2,456	2,319	2,401	4,345
	Recoverable transition costs	1,687	1,946	2,172	2,425	2,647
	Total assets	5,469	5,583	5,921	6,023	9,092
	Long-term debt	2,937	3,175	3,459	3,126	3,505
	Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely company debentures			250	250	250
	Preferred stock
	With sinking fund requirements		31	31	46	46
	Without sinking fund requirements	51	51	51	51	51
	Common equity	1,222	1,147	931	1,160	1,296
	Short-term debt		15		59	183
	Total capital provided by investors	4,210	4,419	4,722	4,692	5,331
	Capital lease obligations					125
Financial Ratios
	Return on average common equity - %	2.08	3.87	11.09	19.40	25.59
	Embedded cost rates (b)
	Long-term debt - %	6.61	6.83	6.81	6.88	6.97
	Preferred stock - %	5.14	5.81	5.81	5.87	5.87
	Preferred securities - %			8.44	8.44	8.44
	Times interest earned before income taxes	1.22	1.33	1.92	2.81	3.75
	Ratio of earnings to fixed charges (c)	1.2	1.2	1.7	2.5	3.2
Sales Data
	Customers (thousands) (b)	1,330	1,308	1,298	1,270	1,270
	Electric energy delivered - millions of kWh
	Residential	13,266	12,640	12,269	11,924	11,704
	Commercial	12,388	12,371	12,130	11,565	11,002
	Industrial	9,599	9,853	10,000	10,224	10,179
	Other	154	169	211	194	160

	Retail electric sales	35,407	35,033	34,610	33,907	33,045
	Wholesale electric sales (d)	676	679	924	17,548	31,715

	Total electric energy sales delivered	36,083	35,712	35,534	51,455	64,760

	Electric energy supplied as a PLR	33,627	33,747	31,653	32,260	33,695

(a)

Earnings each year were affected by unusual items which affected net income. See "Earnings" in Management's Discussion and Analysis of Financial Condition and Results of Operations for a description of unusual items in 2003, 2002 and 2001.

(b)	At year-end.
(c)

Computed using earnings and fixed charges of PPL Electric and its subsidiaries. Fixed charges consist of interest on short- and long-term debt, other interest charges, interest on capital lease obligations and the estimated interest component of other rentals.

(d)	After the July 1, 2000 corporate realignment, PPL Electric had only wholesale sales to municipalities and NUG purchases that are resold to PPL EnergyPlus.
(e)

Comparability of Selected Financial and Operating Data for 1999 to subsequent years is affected by the corporate realignment on July 1, 2000, in which PPL Electric transferred its electric generation and related assets to certain PPL affiliates.

PPL CORPORATION
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

PPL is an energy and utility holding company with headquarters in Allentown, PA. See Item 1, "Business - Background," for descriptions of PPL's major segments. See Exhibit 99 in Item 15 for the current corporate organization structure. Through its subsidiaries, PPL is primarily engaged in the generation and marketing of electricity in two key markets - the northeastern and western U.S. - and in the delivery of electricity in Pennsylvania, the U.K. and Latin America. PPL's strategy for its electricity generation and marketing business is to match energy supply with load, or customer demand, under long-term and intermediate-term contracts with creditworthy counterparties. PPL's strategy for its electricity delivery businesses is to own and operate these businesses at the highest level of quality and reliability and at the most efficient cost.

PPL faces several risks in its generation business. The principal risks are electricity wholesale price risk, fuel supply and price risk, power plant performance and counterparty credit risk. PPL attempts to manage these risks through various means. For instance, PPL operates a portfolio of generation assets that is diversified as to geography, fuel source, cost structure and operating characteristics. PPL is focused on the operating efficiency and maintaining availability of these power plants. In addition, PPL has in place and continues to pursue long-term and intermediate-term contracts for energy sales and fuel supply, and other means, to mitigate the risks associated with adverse changes in the difference, or margin, between the cost to produce electricity and the price at which PPL sells it. PPL's contractual commitments for energy sales are primarily satisfied through its own generation assets - i.e., PPL primarily markets and trades around its physical portfolio of generating assets through integrated generation, marketing and trading functions. Finally, PPL attempts to reduce its exposure to the various risks it faces through its risk management program, which, among other things, includes an evaluation of market risks and the creditworthiness of all counterparties.

PPL's electricity delivery businesses are rate-regulated. Accordingly, these businesses are subject to regulatory risk in terms of the costs that they may recover and the investment returns that they may collect in customer rates. The principal challenge that PPL faces in its electricity delivery businesses is to maintain high standards of customer service and reliability in a cost-effective manner. PPL seeks to apply its experience in operating and managing its Pennsylvania delivery business to its international businesses. In turn, PPL has also gained valuable experience by operating and managing these international businesses. PPL faces certain financial risks by conducting international operations, such as fluctuations in currency exchange rates. PPL attempts to manage these financial risks through its risk management program.

A key challenge for PPL's business as a whole is to maintain a strong credit profile. In the past few years, investors, analysts and rating agencies that follow companies in the energy industry have been particularly focused on the credit quality and liquidity position of energy companies. PPL is focused on strengthening its balance sheet and improving its liquidity position, thereby improving its credit profile.

The purpose of "Management's Discussion and Analysis of Financial Condition and Results of Operations" is to provide information concerning PPL's past and expected future performance in implementing the strategies and managing the risks and challenges outlined above. Specifically:

  "Results of Operations" provides an overview of PPL's operating results in 2003, 2002 and 2001, starting with a review of earnings. The earnings review includes a listing of certain unusual items that had significant impacts in these years, and it also includes a description of key factors that management expects may impact future earnings. "Results of Operations" also includes an explanation of changes during this three-year period in significant income statement components, such as energy margins, utility revenues, operation and maintenance expenses, financing costs, income taxes and cumulative effects of accounting changes.
  "Financial Condition - Liquidity" provides an analysis of PPL's liquidity position and credit profile, including its sources of cash (including bank credit facilities and sources of operating cash flow) and uses of cash (including contractual commitments and capital expenditure requirements) and the key risks and uncertainties that impact PPL's past and future liquidity position and financial condition. This subsection also includes an explanation of recent rating agency decisions affecting PPL, as well as a listing of PPL's current credit ratings.
  "Financial Condition - Risk Management - Energy Marketing & Trading and Other" includes an explanation of PPL's risk management program relating to market risk (i.e., commodity price, interest rate and foreign currency exchange risk) and credit risk (i.e., counterparty credit risk).
  "New Accounting Standards" provides a description of accounting standards that impact PPL's Financial Statements and that were implemented in 2003 or are pending adoption.
  "Application of Critical Accounting Policies" provides an overview of the accounting policies that are particularly important to the results of operations and financial condition of PPL and that require PPL's management to make significant estimates, assumptions and other judgments. Although PPL's management believes that these estimates, assumptions and other judgments are appropriate, they relate to matters that are inherently uncertain. Accordingly, changes in the estimates, assumptions and other judgments applied to these accounting policies could have a significant impact on PPL's results of operations and financial condition, as reflected in PPL's Financial Statements.

The information provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with PPL's Financial Statements and the Notes thereto.

Terms and abbreviations appearing herein are explained in the glossary. Dollars are in millions, except per share data, unless otherwise noted.

Results of Operations

Earnings in 2003 and 2002 were impacted by the acquisition of a controlling interest in WPD on September 6, 2002, and the resulting consolidation, as described in Note 9 to the Financial Statements. Therefore, the comparison of reported income statement line items between 2002 and 2001 is not meaningful without eliminating the impact of the WPD consolidation. The following table shows the 2002 Statement of Income as reported, the adjustments to eliminate the impact of the WPD consolidation (by reflecting WPD on the equity method), and as adjusted to exclude the WPD consolidation. The following discussion, that explains significant annual changes in principal items on the Statement of Income, compares 2003 to 2002, unadjusted, and compares 2002, as adjusted, to 2001.

PPL Corporation and Subsidiaries Consolidated Statement of Income Adjusted to Eliminate WPD Consolidation
	2002

	As Reported	Adjustment	As Adjusted

Operating Revenues

Utility	$3,676	$579	$3,097

Unregulated retail electric and gas	182		182

Wholesale energy marketing	1,036		1,036

Net energy trading margins	19		19

Energy related businesses	568	(60)	628

Total	5,481	519	4,962

Operating Expenses

Operation

Fuel	584		584

Energy purchases	916		916

Other operation and maintenance	1,136	42	1,094

Amortization of recoverable transition costs	226		226

Depreciation	367	112	255

Taxes, other than income	231	42	189

Energy related businesses	543	29	514

Other charges

Write-down of international energy projects	113		113

Workforce reduction	75		75

Write-down of generation assets	44		44

Total	4,235	225	4,010

	As Reported	Adjustment		As Adjusted

Operating Income	1,246		294	952

Other Income - net	30		20	10

Interest Expense	561		127	434

Income Taxes	210		105	105

Minority Interest	78		73	5

Distributions on Preferred Securities	67		9	58

Loss from Discontinued Operations	2			2

Cumulative Effect of a Change in Accounting Principle	(150)			(150)

Net Income	$208	$		$208

The comparability of certain items on the Statement of Income has also been impacted by PPL Global's investment in CEMAR. The consolidated results of CEMAR are included for periods during which PPL had a controlling interest, from January 1, 2001 to August 2002. See Note 9 to the Financial Statements for more information.

WPD's results, as consolidated in PPL's Statement of Income, are impacted by changes in foreign currency exchange rates. For the twelve months ended December 31, 2003, as compared to the same period in 2002, changes in foreign exchange rates increased WPD's portion of revenue and expense line items by about 9%.

Earnings

Net income, and the related EPS, were as follows:

	2003	2002	2001

Net income	$734	$208	$179

EPS - basic	$4.25	$1.37	$1.23

EPS - diluted	$4.24	$1.36	$1.22

The after-tax changes in net income were primarily due to:

	2003 vs. 2002	2002 vs. 2001

Domestic:

Wholesale energy margins	$68	$(81)

Net energy trading margins	(4)	(11)

Unregulated retail energy margins	(6)	(33)

Regulated retail energy margins	(43)	59

Delivery revenues (net of CTC/ITC amortization and interest expense on transition bonds)	11	(10)

Operation and maintenance expenses	(41)	(34)

Realized earnings on decommissioning trust fund	12

Depreciation		4

Contribution of property	12

Taxes other than income (excluding gross receipts tax)	(14)	5

Synfuel tax credits	2	10

	2003 vs. 2002	2002 vs. 2001

Mechanical contractors earnings		(4)

Interest expense and preferred dividends	51	(29)

Other	(12)	(5)

Total Domestic	36	(129)

International:

U.K. operations:

Benefit of complete ownership of WPD (see Note 9)	29	11

Impact of changes in foreign currency exchange rates	14	1

Other	1	1

Latin America	18	(24)

Other	3	61

Total International	65	50

Unusual items	425	108

	$526	$29

The changes in net income from year to year were, in part, attributable to several unusual items with significant earnings impacts, including accounting changes, discontinued operations and infrequently occurring items. The after-tax impacts of these unusual items are shown below.

	Impact on Net Income

	2003	2002	2001

Accounting changes:

Asset retirement obligation (Note 21)	$63

Consolidation of variable interest entities (Note 22)	(27)

Goodwill impairment (Note 18)		$(150)

Pensions (Note 12)			$10

Discontinued operations (Note 9)	(20)

CEMAR-related net tax benefit (Note 5)	81

Workforce reduction (Note 20)	(5)	(44)

Write-down of generation assets (Note 9)		(26)

CEMAR operating losses (Note 9)		(23)

CEMAR impairment (Note 9)		(98)	(217)

Cancellation of generation projects (Note 9)			(88)

WPD impairment (Note 9)			(117)

Tax benefit - Teesside (Note 9)		8

Enron impact on trading (Note 17)			(8)

Enron impact - write-down investment in Teesside (Note 9)			(21)

Total	$92	$(333)	$(441)

The year to year changes in earnings components, including margins by activity and income statement line items, are discussed in the balance of the discussion in "Results of Operations."

PPL's future earnings could be, or will be, impacted by a number of key factors, including the following:

  Based upon current electricity and natural gas price levels, there is a risk that PPL may be unable to recover its investment in new gas-fired generation facilities. Under GAAP, PPL does not believe that there is an impairment charge to be recorded for these facilities at this time. PPL is unable to predict the ultimate earnings impact of this issue, based upon future energy price levels, applicable accounting rules and other factors, but such impact may be material. (See "Application of Critical Accounting Policies - Asset Impairment" for additional information.)
  PPL is unable to predict whether future impairments of goodwill may be required for its domestic and international investments. While no goodwill impairments were required based on the annual review performed in the fourth quarter of 2003, future impairments may occur due to determinations of fair value exceeding the carrying value of these investments. (See "Application of Critical Accounting Policies - Asset Impairment" for additional information.)
  Earnings in 2004 and beyond will be impacted by the consolidation of variable interest entities (as discussed in Note 22 to the Financial Statements).
  PPL Electric expects to file a request for a distribution rate increase with the PUC in March 2004. If approved, the new rates will go into effect in January 2005, when PPL Electric's distribution rate cap expires. In addition, beginning January 1, 2005, PPL Electric expects to fully recover from its retail customers the charges that it pays to PJM for transmission-related services. See "Item 1. Business-Background-Delivery Segment" for more information regarding PPL Electric's transmission and distribution rate cap.
  Earnings in 2005 and beyond may be impacted by a rate review of the delivery business of WPD (South West) and WPD (South Wales). PPL cannot predict the ultimate outcome of the rate review.
  PPL operates a synfuel facility and receives tax credits pursuant to Section 29 of the Internal Revenue Code based on its sale of synfuel to unaffiliated third-party purchasers. See Note 14 to the Financial Statements for a discussion of the IRS review of synfuel production procedures, and the projected annual earnings attributable to PPL's synfuel operations.
  Future earnings may also be impacted by the ultimate exiting of the CEMAR investment (see Note 9 to the Financial Statements for additional information) or other investments.

Domestic Gross Energy Margins

The following table provides changes in income statement line items that comprise domestic gross energy margins:

	2003 vs. 2002	2002 vs. 2001

Utility revenues	$34	$63

Unregulated retail electric and gas revenues	(30)	(174)

Wholesale energy marketing revenues	178	9

Net energy trading margins	(7)	(18)

Other revenue adjustments (a)	6	41

Total revenues	181	(79)

Fuel	33	(18)

Energy purchases	114	5

Other cost adjustments (a)	9	31

Total cost of sales	156	18

Domestic gross energy margins	$25	$(97)

(a)

Adjusted to exclude the impact of any revenues and costs not associated with domestic energy margins, in particular, revenues and energy costs related to the international operations of PPL Global and the domestic delivery operations of PPL Electric and PPL Gas Utilities. Also adjusted to include gains on sales of emission allowances, which are reflected in "Other operation and maintenance" expenses on the Statement of Income, and the reduction of the reserve for Enron receivables, as described in Note 17 to the Financial Statements.

Changes in Domestic Gross Energy Margins By Activity

Gross margin calculations are dependent on the allocation of fuel and purchased power costs to the activities listed below. That allocation is based on monthly MWh consumption levels compared to monthly MWh supply costs. Any costs specific to an activity are charged to that activity.

	2003 vs. 2002	2002 vs. 2001

Wholesale - Eastern U.S.	$67	$(64)

Wholesale - Western U.S.	49	(71)

Net energy trading	(7)	(18)

Unregulated retail	(10)	(55)

Regulated retail	(74)	111

Domestic gross energy margins	$25	$(97)

Wholesale - Eastern U.S.

Eastern U.S. wholesale margins were higher in 2003 compared to 2002 primarily due to higher volumes, which increased by 47%. The higher volumes were primarily driven by market opportunities to optimize the value of generating assets and by higher spot prices that allowed PPL to increase the utilization of its higher cost generating units including 699 MW of new generation that began commercial operation in mid-2002. In PJM, where the majority of PPL's Eastern wholesale activity occurs, average on-peak spot market real time prices rose 34% in 2003 compared to 2002. Partially offsetting the increase in wholesale energy margins in 2003 compared to 2002, was the buyout of a NUG contract in February 2002, which reduced power purchases by $25 million.

Eastern wholesale margins were lower in 2002 compared to 2001, despite a buyout of a NUG contract in February 2002 that reduced purchased power costs by $25 million. The decline in margins was primarily attributable to the decline in wholesale prices for energy and capacity. PJM on-peak prices averaged $6/MWh less, a decline of 14%, for 2002 compared to 2001. Additionally, because new generating capability came on-line within PJM in 2002, the prices for the PJM monthly auctions for unforced capacity credits fell from an average of $100/MW-month in 2001 to an average of $38/MW-month in 2002. However, higher volumes of energy sales partially offset the decline in prices, as wholesale transactions in 2002 increased by about 33% over 2001 due to better generating unit availability.

Wholesale - Western U.S.

Western U.S. wholesale margins consist of margins in the Northwest and in the Southwest.

In the Northwest, margins were $31 million higher in 2003 compared to 2002, primarily due to higher wholesale prices. Average wholesale prices for 2003 were $6/MWh higher than prices in 2002. A favorable settlement of $3 million with Energy West Resources Inc. in June 2003 also positively impacted margins in 2003. Margins were $74 million lower in 2002 compared to 2001, primarily due to a decrease in average realized wholesale prices by $15/MWh, partially offset by a 7% increase in volumes.

In the Southwest, margins were $9 million higher in 2003 compared to 2002, primarily due to the inception of new tolling agreements in Arizona and due to an increase of average wholesale prices in 2003 by $16/MWh compared to 2002. Margins were $9 million lower in 2002 compared to 2001, primarily due to a decrease in average wholesale prices by $40/MWh. These lower prices were offset by increased sales, which were three times higher than the prior period, as a result of the Griffith Energy and Sundance facilities coming on-line in 2002.

The above explanation is exclusive of $9 million related to the 2003 partial reversal of a reserve against Enron receivables, and a 2001 charge of $12 million for the Enron bankruptcy, both of which affected gross margins. These items are discussed in further detail in Note 17 to the Financial Statements.

Net Energy Trading

PPL enters into certain contractual arrangements that meet the criteria of energy trading derivatives as defined by EITF 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities." These physical and financial contracts cover trading activity associated with electricity, gas and oil. The $7 million decrease in 2003 compared to 2002 was primarily due to realized electric swap losses in 2003. The $18 million decrease in 2002 compared to 2001 was primarily due to unrealized, mark-to-market gains in 2001 and lower energy margins in 2002. The physical volumes associated with energy trading were 9,100 GWh and 12.6 Bcf in 2003; 10,700 GWh and 12.4 Bcf in 2002; and 7,700 GWh and 22.4 Bcf in 2001. The amount of energy trading margins from unrealized mark-to-market transactions was not significant in 2003, 2002 and 2001.

Unregulated Retail

Unregulated retail margins declined in 2003 compared to 2002 primarily due to significantly lower electric retail prices in the Western U.S. Western U.S. retail contract prices decreased about 19% in 2003 compared to 2002. The decline in 2002 compared to 2001 was primarily due to lower revenues resulting from the expiration of contracts which were not renewed in the Eastern U.S. and due to significantly lower retail prices in the Western U.S., somewhat offset by an increase in the number of customers in the Western U.S.

Regulated Retail

Regulated retail margins in the Eastern U.S. for 2003 decreased by 9% compared to 2002, due to higher supply costs resulting from higher purchased power prices. Purchased power prices were higher because of increased gas and oil prices and an abnormally cold winter. Regulated retail margins for 2002 were 17% higher than in 2001. Higher sales volumes and higher average prices, caused by changes in usage among customer classes, provided the improved margins. In addition, lower supply costs in 2002, due to lower fuel costs and increased generating unit availability, further improved margins.

Utility Revenues

The increase (decrease) in utility revenues was attributable to the following:

	2003 vs. 2002	2002 vs. 2001

Domestic:

Retail electric revenue (PPL Electric)

Electric delivery	$48	$(1)

PLR electric supply	22	102

Other		(11)

Wholesale electric revenue (PPL Electric)		(5)

Gas revenue (PPL Gas Utilities)	10	(15)

International:

Retail electric delivery (PPL Global)

U.K.	35

El Salvador	13	4

Bolivia	1	2

Chile	18	4

Brazil	(113)	(17)

	$34	$63

The increase in utility revenues for 2003 compared with 2002 was attributable to:

  higher PPL Electric delivery revenues resulting from a 1.1% increase in delivery sales, in part due to colder winter weather in the first quarter of 2003;
  higher PPL Electric PLR supply revenues due to higher energy and capacity rates in 2003 compared with 2002;
  higher PPL Gas Utilities revenues primarily due to higher sales volumes of propane and natural gas;
  higher WPD revenues in the U.K. primarily due to the change in foreign currency exchange rates from period to period;
  higher revenues in El Salvador primarily due to higher volumes and higher pass-through energy costs, partially offset by a 6% tariff reduction effective January 1, 2003; and
  higher revenues in Chile primarily due to higher volumes and the consolidation of TransEmel (see Note 9 to the Financial Statements); partially offset by lower revenues in Brazil attributable to the deconsolidation of CEMAR in August 2002 (see Note 9).

The increase in utility revenues in 2002 compared with 2001 was primarily due to:

  higher PPL Electric PLR supply revenues, see "Regulated Retail" for additional information; partially offset by lower PPL Gas Utilities revenues primarily due to lower sales volumes (due in part to milder winter weather experienced in the first quarter of 2002) and a decrease in the fuel cost component of customer rates; and
  lower revenues in Brazil, as noted above.

Energy Related Businesses

Energy related businesses contributed $17 million less to operating income in 2003 compared with 2002. The decrease resulted primarily from:

  $7 million of credits recorded on development projects in 2002, due largely to a favorable settlement on the cancellation of a generation project in Washington state;
  a $5 million operating loss on some Hyder properties in the first quarter of 2003, which were subsequently sold in April 2003;
  an $8 million decrease in Latin America revenues from lower material and construction project sales. (In 2002, a Bolivian subsidiary participated in the construction of a 1,500 kilometer transmission line in rural areas); and
  a $3 million decrease in margins from telecommunications, due to the acquisition of a fiber optic network and start-up activities for new products; partially offset by a $3 million improvement in contributions from mechanical contracting subsidiaries due to enhanced project controls that were implemented to minimize project overruns, offset by a continuing decline in construction markets in 2003.

Energy related businesses (when adjusted to include WPD on an equity basis) contributed $12 million less to operating income in 2002 compared with 2001. This was primarily due to:

  a $14 million benefit recorded in 2001 from an equity interest in Griffith Energy related to margins on forward electricity contracts executed prior to commercial operation;
  a $9 million decline from the mechanical contracting and engineering subsidiaries, primarily due to cost overruns experienced at two major projects;
  a $6 million operating loss on start-up telecommunications operations; and
  $4 million of pre-tax operating losses from synfuel projects; partially offset by a $23 million decrease in PPL Global's expenses due to lower spending on development projects in 2002, including a favorable settlement on the cancellation of a generation project in Washington state.

Although operating income from synfuel operations declined in 2002 compared to 2001, the synfuel projects contributed $7 million more to net income after recording tax credits.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance expenses was primarily due to:

	2003 vs. 2002	2002 vs. 2001

Decrease in domestic and international pension income	$53	$17

Increased operating expenses in domestic business lines and other	44	2

Additional expenses of new generating facilities	28	27

Increase in WPD expenses due to regulatory accounting adjustments, and resolution of purchase accounting contingencies in the second quarter of 2002 related to the Hyder acquisition	18

Increase in foreign currency exchange rates	10

Accretion expense as a result of applying SFAS 143 (see Note 21)	18

Increase in other postretirement benefit expense	15	6

Outage costs associated with the turbine replacement at the Susquehanna station	7

Change to account for CEMAR on the cost method	(38)	(9)

Estimated reduction in salaries and benefits as a result of the workforce reduction initiated in 2002	(28)	(11)

Insurance settlements - property damage and environmental	(27)

Decrease in PPL Global's administrative and general expenses		(10)

Gains on sales of emission allowances	(17)	(2)

Vacation liability adjustment in 2002 in conjunction with the workforce reduction	(15)	15

	$68	$35

The $53 million decrease in net pension income was attributable to decreased asset values at the end of 2002 and reductions in the discount rate assumptions for PPL's domestic and international pension plans, which were the result of weakness in the financial markets during 2002. The 2002 year-end asset values and discount rates were used to measure net pension income for 2003. Through December 31, 2003, PPL recorded $42 million of net pension income.

Although financial markets have improved and PPL's domestic and international pension plans have experienced significant asset gains in 2003, interest rates on fixed-income obligations have continued to fall, requiring a further reduction in the discount rate assumption as of December 31, 2003. The reduction in the discount rate assumption has a significant impact on the measurement of plan obligations and net pension cost, which will result in PPL's recognition of lower levels of net pension income in 2004. See Note 12 to the Financial Statements for details of the funded status of PPL's pension plans.

Depreciation

Impacts on depreciation were as follows:

	2003 vs. 2002	2002 vs. 2001

Additions to PP&E	$32	$20

Foreign currency exchange rates	10

Lower depreciation due to deconsolidation of CEMAR in 2002	(7)	(7)

Discontinuation of recording goodwill amortization in 2002 due to adoption of SFAS 142 (see Note 18)		(10)

Extension of Susquehanna station's depreciable life		(14)

No decommissioning expense in 2003 due to application of SFAS 143 (a)	(22)

	$13	$(11)

(a)	There was a corresponding recording of accretion expense for PPL Susquehanna in 2003, which is part of "Other operation and maintenance" expense.

Depreciation expense increased in 2003 by $13 million. An additional $32 million of depreciation was recorded related to several projects, the largest of which were the Susquehanna Unit 2 turbine replacement and the Automated Meter Reading and Power Management System projects. The additional depreciation was partially offset by the removal of decommissioning expense from depreciation expense as required by SFAS 143, "Accounting for Asset Retirement Obligations." See Note 21 to the Financial Statements for additional information.

Taxes, Other Than Income

Taxes, other than income, increased by $25 million in 2003 compared with 2002 due to the settlement of prior years' capital stock tax refund claims of $8 million in 2002, higher taxes related to an increase in the basis on which capital stock tax is calculated in 2003 and higher real estate taxes.

Taxes, other than income, increased by $34 million in 2002 compared with 2001, primarily due to a $42 million increase in gross receipts tax, partially offset by a $12 million decrease in capital stock tax.

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

Other Charges

Other charges of $9 million in 2003 consisted of a charge for a workforce reduction program (see Note 20 to the Financial Statements).

Other charges of $232 million in 2002 consisted of the write-down of PPL Global's investment in CEMAR and several smaller impairment charges on other international investments (see Note 9), the write-down of generation assets (see Note 9) and a charge for a workforce reduction program (see Note 20).

Other charges of $486 million in 2001 consisted of the write-down of international energy projects and the cancellation of generation projects (see Note 9).

Other Income - net

See Note 16 to the Financial Statements for details of other income and deductions.

Financing Costs

Interest expense decreased by $86 million in 2003 compared with 2002 primarily due to the net effect of:

  a $55 million decrease in long-term debt interest due to debt retirements in 2003;
  a $34 million decrease in long-term debt interest from the deconsolidation of CEMAR in August 2002;
  a $24 million charge that occurred in 2002 to cancel a remarketing agreement;
  a $20 million decrease in short-term debt interest expense;
  a $15 million decrease due to a 2002 charge to expense related to the ineffectiveness and subsequent dedesignation of hedges on anticipated debt issuances that did not occur; and
  a $7 million decrease due to changes in interest rates caused by economic hedges that did not qualify for hedge accounting treatment under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities;" offset by
  $27 million of interest on Preferred Securities and preferred stock with sinking fund requirements due to reclassifications from applying SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." See Note 22 to the Financial Statements for additional information;
  a $14 million increase in long-term debt interest expense due to issuances of $100 million Senior Secured Bonds and $400 million Convertible Senior Notes;
  a $14 million decrease in capitalized interest; and
  an $11 million write-off of unamortized swap costs on WPD debt restructuring in 2003.

Interest expense increased by $48 million in 2002 compared with 2001 primarily due to:

  a $24 million charge to cancel the remarketing agreement of the 7.7% Reset Put Securities;
  a $19 million net increase in long-term debt interest related to a full year of interest in 2002 from the issuances in 2001 of $800 million of senior secured bonds by PPL Electric, $500 million of senior unsecured notes by PPL Energy Supply and debt by PPL Global's consolidated subsidiaries, partially offset by bond retirements;
  a $15 million charge due to ineffectiveness and subsequent dedesignation of hedges on anticipated debt issuances that did not occur in 2002;
  a $3 million charge due to market fluctuations for economic hedges that did not qualify for hedge accounting treatment under SFAS 133; and
  a $7 million decrease in capitalized interest; offset by
  a $24 million decrease in short-term debt interest as a portion of the proceeds from the issuance of long-term debt was used to pay down commercial paper.

Distributions on preferred securities decreased by $38 million in 2003 compared with 2002. This decrease was due to:

  $27 million of distributions on Preferred Securities and preferred stock with sinking fund requirements are categorized as interest expense due to the implementation of SFAS 150 on July 1, 2003 (see Note 22); and
  the retirement of preferred securities in 2002.

Distributions on preferred securities increased by $6 million in 2002 compared with 2001. This increase was due to:

  a $15 million increase in distributions on the PEPS Units, issued in the second quarter of 2001; offset by a $10 million decrease in dividends and distributions due to the retirements and redemptions in 2002 of preferred securities.

Income Taxes

Income tax expense decreased by $40 million in 2003 compared with 2002. This decrease was due to:

  a $31 million reduction related to deferred income tax valuation allowances recorded on impairment charges on PPL's investment in Brazil recorded during 2002;
  an $84 million reduction in income taxes related to the tax benefit recognized in 2003 on foreign investment losses included in the 2002 federal income tax return;
  a $9 million decrease related to a contribution of property; and
  a $2 million decrease related to additional federal synfuel tax credits recognized; offset by higher pre-tax domestic book income, resulting in an $84 million increase in income taxes.

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

Discontinued Operations

PPL reported a loss of $20 million in connection with the approval of a plan of sale of PPL Global's investment in a Latin American telecommunications company. See "Discontinued Operations" in Note 9 to the Financial Statements for additional information.

Cumulative Effects of Changes in Accounting Principles

In 2003, PPL recorded a charge of $27 million, after-tax, as a cumulative effect of a change in accounting principle in connection with the adoption of FIN 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," for certain entities. See "New Accounting Standards" for further discussion.

PPL adopted SFAS 143, "Accounting for Asset Retirement Obligations," effective January 1, 2003. SFAS 143 addresses the accounting for obligations associated with the retirement of tangible long-lived assets. It requires legal obligations associated with the retirement of long-lived assets to be recognized as a liability in the financial statements. Application of the new rules resulted in a cumulative effect of adoption that increased net income by $63 million in 2003. See Note 21 to the Financial Statements for additional information.

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

In 2001, PPL changed its method of amortizing unrecognized gains or losses in the annual pension expense or income determined under SFAS 87, "Employers' Accounting for Pensions." This change resulted in a cumulative-effect credit of $10 million. See Note 12 to the Financial Statements for additional information.

Financial Condition

Liquidity

PPL is focused on maintaining a strong liquidity position and strengthening its balance sheet, thereby improving its credit profile. PPL believes that its cash on hand, operating cash flows, access to debt and equity capital markets and borrowing capacity, taken as a whole, provide sufficient resources to fund its ongoing operating requirements, future security maturities and estimated future capital expenditures. PPL currently expects cash on hand at the end of 2004 to be approximately $400 million, with about $1.5 billion in syndicated credit facilities. PPL also expects that cash from operations less payments for capital expenditures, dividends and transition bonds will be positive in 2004. However, PPL's cash flows from operations and its access to cost effective bank and capital markets are subject to risks and uncertainties, including but not limited to, the following:

  changes in market prices for electricity;
  changes in commodity prices that may increase the cost of producing power or decrease the amount PPL receives from selling power;
  price and credit risks associated with selling and marketing products in the wholesale power markets;
  ineffectiveness of trading, marketing and risk management policies and programs used to mitigate PPL's risk exposure to adverse energy and fuel prices, interest rates, foreign currency exchange rates and counterparty credit;
  unusual or extreme weather that may damage PPL's transmission and distribution facilities or effect energy sales to customers;
  reliance on transmission and distribution facilities that PPL does not own or control to deliver its electricity and natural gas;
  unavailability of generating units (due to unscheduled or longer-than-anticipated generation outages) and the resulting loss of revenues and additional costs of replacement electricity;
  ability to recover, and timeliness and adequacy of recovery of costs associated with regulated utility businesses; and
  a downgrade in PPL's or PPL's subsidiaries' credit ratings that could negatively affect their ability to access capital and increase the cost of maintaining credit facilities and any new debt.

At December 31, 2003, PPL had $476 million in cash and cash equivalents and $56 million of short-term debt as compared to $245 million in cash and cash equivalents and $943 million of short-term debt at December 31, 2002, and $933 million in cash and cash equivalents and $118 million of short-term debt at December 31, 2001. The changes in cash and cash equivalents resulted from the following:

	2003	2002	2001

Net Cash Provided by Operating Activities	$1,340	$802	$909

Net Cash Used in Investing Activities	(729)	(1,129)	(702)

Net Cash Provided by (Used in) Financing Activities	(387)	(363)	249

Effect of Exchange Rates on Cash & Cash Equivalents	7	2	(3)

Increase (Decrease) in Cash & Cash Equivalents	$231	$(688)	$453

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased by 67%, or $538 million in 2003 versus 2002, reflecting higher net income adjusted for non-cash items, working capital improvements and lower cash income taxes. In addition, 2002 included cash outlays of $152 million for the cancellation of generation projects and $50 million for the termination of a NUG contract. The higher net income in 2003 was principally driven by complete ownership of WPD, higher wholesale energy margins, lower interest expense and savings from a workforce reduction program in the U.S. that commenced in 2002. The working capital improvements resulted from a decrease in accounts receivable and prepayments. These positive changes were partially offset by rising transmission and distribution operating costs at PPL Electric and other factors.

Important elements supporting the stability of PPL's cash provided by operating activities are the long-term and intermediate-term commitments from wholesale and retail customers and long-term fuel supply contracts PPL has in place. In 2003, PPL EnergyPlus entered into several new wholesale agreements to provide capacity and/or electricity to utilities in New Jersey, Arizona and Connecticut. These agreements supplement previously existing long-term contracts with PPL Electric, NorthWestern and the Long Island Power Authority (see Note 14 to the Financial Statements for additional information). PPL estimates that, on average, approximately 80% of its expected annual generation output for the period 2004 through 2008 is committed under long-term and intermediate-term energy supply contracts. PPL EnergyPlus also enters into contracts under which it agrees to sell and purchase electricity, natural gas, oil and coal. These contracts often require cash collateral or other credit enhancement, or reductions or terminations of a portion or the entire contract through cash settlement in the event of a downgrade of PPL or the respective subsidiary's credit ratings or adverse changes in market prices. For example, in addition to limiting its trading ability, if PPL or its respective subsidiary's ratings were lowered to below "investment grade" and energy prices increased by 10%, PPL estimates that, based on its December 31, 2003 position, it would have to post collateral of approximately $190 million as compared to $121 million at December 31, 2002. PPL has in place risk management programs that, among other things, are designed to monitor and manage its exposure to volatility of cash flows related to changes in energy prices, interest rates, foreign currency exchange rates, counterparty credit quality and the operational performance of its generating units.

Net cash provided by operating activities decreased by $107 million in 2002 versus 2001. This decrease was primarily due to $152 million of turbine cancellation payments made in 2002, a $50 million payment to terminate a NUG contract also made in 2002 and an $89 million decrease in dividends received from unconsolidated affiliates, partially offset by increases in net income adjusted for non-cash items.

Net Cash Used in Investing Activities

Net cash used in investing activities decreased by 35%, or $400 million, in 2003 versus 2002, primarily as a result of reduced investment in generation assets and electric energy projects and the acquisition of the controlling interest in WPD in September 2002. The primary use of cash for investing activities is capital and investment expenditures, which are summarized by category in the table in "Capital Expenditure Requirements." In 2004, PPL expects to be able to fund all of its capital expenditures with cash from operations.

Net cash used in investing activities in 2002 was $1.1 billion, compared to $702 million in 2001. The primary reasons for the $427 million increase in cash used in investing activities were the acquisition of the controlling interest in WPD for $211 million, net of cash acquired, and a repayment of the loan from a non-consolidated affiliate in 2001.

Net Cash Provided by (Used in) Financing Activities

Net cash used in financing activities was $387 million in 2003, compared to $363 million in 2002, and primarily reflected the repayment of short-term debt, retirement of long-term debt and increased dividends to shareholders. In 2003, the $387 million primarily consisted of net debt retirements of $460 million, common stock sale proceeds of approximately $426 million, preferred stock retirements of $31 million and common and preferred dividends paid of $287 million. In 2002, the $363 million primarily consisted of net debt retirements of $412 million, company-obligated mandatorily redeemable preferred securities retirements of $250 million, common stock sale proceeds of $587 million and common and preferred stock dividends paid of $261 million. PPL currently has no plans to issue any additional common stock other than the shares associated with the May 2004 common stock conversion related to the $575 million aggregate stated amount of PEPS Units and PEPS Units, Series B. See Note 8 to the Financial Statements for additional information on common stock sales in 2003.

PPL's debt financing activity in 2003 was as follows:

	Additions	Payments	Net

PPL Electric First Mortgage Bonds (FMB)	$$100	$(85)	$15

PPL Electric FMB Pollution Control Bonds	90	(90)

PPL Electric Commercial Paper (net change)		(15)	(15)

PPL Transition Bond Company		(255)	(255)

North Penn Gas, Inc. Notes		(1)	(1)

PPL Capital Funding Medium- Term Notes		(85)	(85)

PPL Energy Supply Convertible Notes	400		400

PPL Energy Supply Commercial Paper (net change)		(374)	(374)

WPD (South West) (USD equivalent)	402	(409)	(7)

WPDH Limited (USD equivalent)		(53)	(53)

Latin America Companies (USD equivalent)		(4)	(4)

Payments on amounts advanced from trustee in synthetic lease agreement and other		(81)	(81)

Total	$992	$(1,452)	$(460)

Debt issued during 2003 had stated interest rates ranging from 2.62% to 5.87% and maturities from 2008 through 2027. See Note 8 to the Financial Statements for more detailed information regarding PPL's borrowings.

In July 2003, PPL Energy Supply and PPL Electric each determined that, based on their current cash positions and anticipated cash flows, they would not need to access the commercial paper markets through at least the end of 2003. As a result, PPL Energy Supply and PPL Electric each requested Standard & Poor's Ratings Services (S&P), Moody's Investors Service, Inc. (Moody's) and Fitch Ratings (Fitch) to withdraw their ratings for these currently inactive commercial paper programs, which the rating agencies did effective as of July 9, 2003. This decision has not limited the ability of either PPL Energy Supply or PPL Electric to fund its short-term liquidity needs. Neither company currently has any commercial paper outstanding. PPL Electric expects to renew its commercial paper program in early 2004. PPL Energy Supply currently does not anticipate a need to access the commercial paper market in 2004.

At December 31, 2003, PPL's total committed borrowing capacity and the use of this borrowing capacity were as follows:

	Committed Capacity	Borrowed	Letters of Credit Issued (d)	Available Capacity (d)

PPL Electric Credit Facilities (a)	$300		$42	$258

PPL Energy Supply Credit Facilities (b)	1,100		87	1,013

WPD (South West) Bank Facilities (c)	435	$48		387

Total	$1,835	$48	$129	$1,658

(a)

PPL Electric's credit facilities allow for borrowings at LIBOR-based rates plus a spread, depending upon the company's public debt rating. PPL Electric also has the capability to issue up to $250 million of letters of credit under these facilities, which issuance reduces available borrowing capacity.

These credit facilities contain a financial covenant requiring debt to total capitalization not greater than 70%. At December 31, 2003 and 2002, PPL Electric's consolidated debt to total capitalization percentages, as calculated in accordance with its credit facilities, were 57% and 58%. PPL Electric's 364-day credit facility also allows it to borrow up to the full amount of the credit facility on the day of expiration for up to a one-year period. The credit agreements also contain certain representations and warranties that must be made for PPL Electric to borrow under them, including, but not limited to, a material adverse change clause that relates to PPL Electric's ability to perform its obligations under the credit agreements and related loan documents.

(b)

PPL Energy Supply's credit facilities allow for borrowings at LIBOR-based rates plus a spread, depending upon the company's public debt rating. PPL Energy Supply also has the capability to issue up to $800 million of letters of credit under these facilities, which issuance reduces available borrowing capacity.

These credit facilities contain financial covenants requiring debt to total capitalization not greater than 65% and an interest coverage ratio of not less than 2.0 times consolidated earnings before income taxes, depreciation and amortization. At December 31, 2003 and 2002, PPL Energy Supply's consolidated debt to total capitalization percentages, as calculated in accordance with its credit facilities, were 36% and 35%. At December 31, 2003 and 2002, PPL Energy Supply's interest coverage ratios, as calculated in accordance with its credit facilities, were 6.3 and 7.4. The credit agreements also contain certain representations and warranties that must be made for PPL Energy Supply to borrow under them, including, but not limited to a material adverse change clause that relates solely to PPL Energy Supply's ability to perform its obligations under the credit agreements and related loan documents.

(c)

WPD (South West)'s credit facilities allow for borrowings at LIBOR-based rates plus a spread, depending upon the company's public debt rating.

These credit facilities contain financial covenants that require it to maintain an interest coverage ratio of not less than 3.0 times consolidated earnings before income taxes, depreciation and amortization, and the regulatory asset base must be £150 million greater than total gross debt, in each case as calculated in accordance with the credit facilities. At December 31, 2003 and 2002, WPD (South West)'s interest coverage ratio, as calculated in accordance with its credit lines, was 6.7 and 10.3. At December 31, 2003 and 2002, WPD (South West)'s regulatory asset base exceeded its total gross debt by £457 million and £491 million.

(d)	The Borrower under each of these facilities has a reimbursement obligation to the extent any letters of credit are drawn upon. The letters of credit issued as of December 31, 2003 expire in 2004.

These credit agreements contain various other covenants. Failure to meet those covenants beyond applicable grace periods could result in acceleration of due dates of borrowings and/or termination of the agreements. PPL monitors the covenants on a regular basis. At December 31, 2003, PPL was in compliance with those covenants. At this time PPL believes that these covenants and other borrowing conditions will not limit access to these funding sources. PPL Electric intends to reduce its total syndicated credit facilities to $200 million in the first quarter of 2004. In early 2004, PPL Electric also intends to participate in an Asset-Backed Commercial Paper (ABCP) Program for up to $150 million that would be secured by a portion of its accounts receivable. The ABCP Program would provide a more reliable and stable source of liquidity than an unsecured commercial paper program. PPL Energy Supply intends to reduce its syndicated credit facilities to $800 million in the first quarter of 2004 because of lower development and acquisition requirements related to its supply business. WPD (South West) intends to renew and extend all of its syndicated credit facilities in 2004.

Net cash used in financing activities was $363 million in 2002, compared to net cash provided by financing activities of $249 million in 2001. In 2001, PPL had net issuances of $544 million of debt, preferred securities and equity, compared to net retirements of $75 million in 2002.

Operating Leases

PPL and its subsidiaries also have available funding sources that are provided through operating leases. PPL's subsidiaries lease vehicles, office space, land, buildings, personal computers and other equipment under master operating lease arrangements. These leasing structures provide PPL with additional operating and financing flexibility. The operating leases contain covenants that are typical for these agreements, such as maintaining insurance, maintaining corporate existence and timely payment of rent and other fees. Failure to meet these covenants could limit or restrict access to these funds or require early payment of obligations. At this time, PPL believes that these covenants will not limit access to these funding sources or cause acceleration or termination of the leases.

PPL, through its subsidiary PPL Montana, leases a 50% interest in Colstrip Units 1 and 2 and a 30% interest in Unit 3, under four 36-year non-cancelable operating leases. These operating leases are not recorded on PPL's Balance Sheet, which is in accordance with applicable accounting guidance. The leases place certain restrictions on PPL Montana's ability to incur additional debt, sell assets and declare dividends. At this time, PPL believes that these restrictions will not limit access to these funding sources or cause acceleration or termination of the leases. See Note 8 to the Financial Statements for a discussion of other dividend restrictions related to PPL subsidiaries.

See Note 10 to the Financial Statements for further discussion of the operating leases.

Contractual Obligations

At December 31, 2003, the estimated contractual cash obligations of PPL were as follows:

Contractual Cash Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years

Long-term Debt (a)	$8,525	$395	$2,365	$2,350	$3,415

Capital Lease Obligations	20	1	2	2	15

Operating Leases (b)	827	79	131	112	505

Purchase Obligations (c)	3,251	628	1,189	588	846

Other Long-term Liabilities Reflected on the Balance Sheet under GAAP

Total Contractual Cash Obligations	$12,623	$1,103	$3,687	$3,052	$4,781

(a)	Reflects principal maturities only, including maturities of consolidated lease debt.
(b)

Excludes amounts for the leases of the Sundance, University Park and Lower Mt. Bethel generation facilities as the lessors were consolidated effective December 31, 2003 as a result of the adoption of FIN 46 for certain entities. See "New Accounting Standards" for further discussion.

(c)	The payments reflected herein are subject to change as certain purchase obligations included are estimates based on projected obligated quantities and/or projected pricing under the contracts.

Credit Ratings

The following table summarizes the credit ratings of PPL and its key financing subsidiaries at December 31, 2003:

	Moody's	Standard & Poor's	Fitch

PPL
Issuer Rating		BBB	BBB
Subordinated Debt	Baa3	BBB-
Senior Unsecured Debt		BBB	BBB
Short-term Debt
Outlook	STABLE	NEGATIVE	NEGATIVE

PPL Energy Supply
Issuer Rating		BBB
Senior Unsecured Notes	Baa2	BBB	BBB+
Outlook	STABLE	NEGATIVE	NEGATIVE

PPL Capital Funding
Senior Unsecured Debt	Baa3	BBB-	BBB
Subordinated Debt	Ba1	BBB-
Medium -Term Notes	Baa3	BBB-	BBB
Outlook	STABLE	NEGATIVE	NEGATIVE

PPL Capital Funding Trust I
PEPS Units*	Ba1	BB+	BBB-

PPL Electric
Senior Unsecured/Issuer Rating	Baa1	A-
First Mortgage Bonds	Baa1	A-	A-
Pollution Control Bonds**	Aaa	AAA
Senior Secured Bonds	Baa1	A-	A-
Preferred Stock	Ba1	BBB	BBB+
Outlook	STABLE	NEGATIVE	STABLE

PPL Transition Bond Company
Transition Bonds	Aaa	AAA	AAA

PPL Montana
Pass -Through Certificates	Baa3	BBB-	BBB
Outlook	Poss. Downgrade	NEGATIVE

WPDH Limited
Issuer Rating	Baa2	BBB-
Senior Unsecured Debt	Baa2	BBB-	BBB
Outlook	STABLE	NEGATIVE	STABLE

	Moody's	Standard & Poor's	Fitch

WPD LLP
Issuer Rating		BBB-
Senior Unsecured Debt	Baa2	BBB-	BBB
Capital Trust Securities*	Baa3	BB
Outlook	STABLE	NEGATIVE	STABLE

WPD (South Wales)
Issuer Rating		BBB+
Senior Unsecured Debt	Baa1	BBB+	A-
Commercial Paper		A-2	F2
Outlook	STABLE	NEGATIVE	STABLE

WPD (South West)
Issuer Rating	Baa1	BBB+
Senior Unsecured Debt		BBB+	A-
Commercial Paper	P-2	A-2	F2
Outlook	STABLE	NEGATIVE	STABLE

*	These trust preferred securities were deconsolidated effective December 31, 2003 from the Balance Sheet. See Note 22 to the Financial Statements for additional information.
**	Insured as to payment of principal and interest.

Rating Agency Actions in 2003

In 2003, S&P, Moody's and Fitch reviewed the credit ratings on the debt and preferred securities of PPL and its subsidiaries. Based on their respective reviews, the rating agencies made certain ratings revisions that are described below. Management does not expect these ratings decisions to impact PPL and its subsidiaries' ability to raise new debt or equity capital or to have a significant impact on the cost of any new capital or the cost of maintaining their credit facilities.

The ratings of S&P, Moody's and Fitch are not a recommendation to buy, sell or hold any securities of PPL or its subsidiaries. Such ratings may be subject to revisions or withdrawal by the agencies at any time and should be evaluated independently of each other and any other rating that may be assigned to their securities.

PPL and Domestic Subsidiaries

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

S&P indicated that the rating revision on PPL Capital Funding's senior unsecured debt is based on the addition of debt at PPL Energy Supply, which it noted is expected to increase further in the future. PPL Energy Supply provides significant cash flows to PPL Capital Funding to support PPL Capital Funding's cash requirements. S&P also indicated that the negative outlook for PPL and its subsidiaries reflects its view of weak credit metrics due to low wholesale energy prices.

In December 2003, S&P downgraded PPL Montana's 8.903% Pass Through Certificates due 2020 to BBB- from BBB. S&P indicated that its outlook for these securities remains negative.

S&P indicated that its downgrade reflects certain risks that it believes PPL Montana faces, including counterparty credit risk resulting from the Chapter 11 bankruptcy filing of NorthWestern, which is PPL Montana's largest customer. S&P noted, however, that the bankruptcy court has approved NorthWestern's request to affirm the power sales agreements with PPL Montana and that NorthWestern has strong incentives to maintain this status. See Note 14 for more detailed information regarding NorthWestern's bankruptcy filing.

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

The Moody's ratings outlook is stable for each of PPL, PPL Electric, PPL Energy Supply and PPL Capital Funding. Neither PPL Electric's nor PPL Energy Supply's short-term debt ratings was impacted by Moody's long-term debt review.

Moody's stated that the downgrades reflect its concerns about PPL's high debt levels, PPL Energy Supply's modest exposure to merchant generation risk, the continued weakness in the wholesale power market and the associated financial impact on PPL Energy Supply, and concerns regarding the amount of cash flow to be generated from PPL Energy Supply's non-regulated domestic operations and the free cash flow available from its regulated international assets. However, Moody's also indicated that the full requirements contract between PPL Electric and PPL EnergyPlus, which previously was approved by the PUC and which extends through December 2009, mitigates PPL Electric's supply and price risk and provides a predictable stream of cash flows to PPL Energy Supply during such time period. Moody's also noted that PPL's management had implemented a number of initiatives to strengthen its current credit quality and reduce its debt levels, such as the issuance of over $1 billion of common stock and mandatorily convertible securities over the last few years, a sizeable reduction in planned capital expenditures, the cancellation of projects under development, workforce reductions and write-downs of certain investments.

In September 2003, Moody's announced that it was placing PPL Montana's 8.903% Pass-Through Certificates due 2020 under review for possible downgrade. These securities currently are rated 'Baa3' by Moody's. Moody's stated that its review is prompted by its concerns about the credit profile of PPL Montana's largest customer, NorthWestern, and lower cash flow generation than was forecasted at the time the securities were issued in 2000. See Note 14 to the Financial Statements for additional information on NorthWestern's current situation. Management does not expect any action by Moody's based on this review to limit PPL Montana's ability to fund its short-term liquidity needs. PPL Montana has no plans to raise new long-term debt. Any ratings downgrade by Moody's would have an insignificant impact on PPL Montana's cost of maintaining the credit facility that it has in place with its affiliate. In addition, management does not expect any ratings downgrade by Moody's based on this review to have any adverse impact on the credit ratings of PPL or PPL Energy Supply.

Fitch

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

Fitch indicated that the revised ratings for PPL and PPL Capital Funding reflect the structural subordination of the obligations of PPL to those of its subsidiaries and Fitch's expectations of lower cash flow from PPL Electric until early 2005. Fitch indicated that the change in outlook for these companies results from the increase during 2002 in PPL's generation asset portfolio that is dependent on merchant generation, continued weakness in U.S. merchant energy markets and exposure to international distribution assets primarily in Latin America and the U.K. However, Fitch noted that PPL Energy Supply derives significant earnings and cash flow from long-term supply contracts, including the full requirements contract between PPL Electric and PPL EnergyPlus, that on average account for about 70% of PPL Energy Supply's gross margin over the next five years.

WPD and Subsidiaries

In February 2003, Moody's confirmed the ratings of WPDH Limited at 'Baa2' and WPD (South West) and WPD (South Wales) at 'Baa1', and downgraded WPD LLP from 'Baa1' to 'Baa2' and SIUK Capital Trust I from 'Baa2' to 'Baa3'. The outlook on all ratings was stable. In March 2003, S&P assigned its 'BBB+' senior unsecured debt rating to the £200 million bonds issued by WPD (South West). At the same time, the 'BBB+' and 'A-2' corporate credit ratings on SIUK Limited were withdrawn as a result of the acquisition of its debt by WPD LLP. S&P assigned its 'BBB' long-term and 'A-2' short-term corporate credit ratings to WPD LLP, in line with the ratings on the rest of the WPD group.

Following a review of holding companies of U.K. regulated utilities, in July 2003 S&P downgraded the long-term ratings from 'BBB' to 'BBB-' and short-term ratings from 'A-2' to 'A-3' for both WPDH Limited and WPD LLP, and retained a negative outlook. At the same time, S&P reaffirmed the credit ratings for WPD (South West) and WPD (South Wales) at 'BBB+'. S&P stated that this is in line with S&P U.K.'s recently announced implementation of a new methodology related to U.K. electric distribution holding companies, whereby electric distribution operating companies rated in the 'BBB' category will have the parent holding company (WPDH Limited) notched down by two categories from the operating company rating level. WPD's management does not expect the placement of WPD on negative outlook to limit its ability to fund its short-term liquidity needs or access to new long-term debt or to impact materially the cost of any new long-term debt.

Subsequent Events

In February 2004, PPL successfully remarketed an aggregate liquidation amount of $257 million of the PPL Capital Funding Trust I trust preferred securities that were a component of the PEPS Units. The trust preferred securities were remarketed at a price of 107.284% of their aggregate stated liquidation amount, resulting in a yield to maturity of 3.912% based on the reset distribution rate of 7.29% per annum. Under the terms of the PEPS Units, holders were entitled to surrender their trust preferred securities for remarketing in order to settle the purchase contract component of the PEPS Units. Holders of an aggregate liquidation amount of $218 million of the trust preferred securities elected not to participate in the remarketing. Those holders will retain their trust preferred securities at a distribution rate of 7.29% per annum. Both the trust preferred securities that were remarketed and those that were not remarketed will mature in May 2006.

Additionally in February 2004, PPL Capital Funding issued $201 million of senior unsecured notes guaranteed by PPL. The senior notes bear interest at a rate of 4.33% per year that is payable semiannually on March 1 and September 1 of each year, from September 1, 2004 through the maturity date of March 1, 2009. The senior notes are not redeemable by PPL or PPL Capital Funding, and the holders will not be entitled to require PPL or PPL Capital Funding to repurchase the senior notes before maturity. The senior notes were sold in an SEC Rule 144A private offering to qualified institutional buyers in exchange for $185 million aggregate liquidation amount of the trust preferred securities of PPL Capital Funding Trust I, which were surrendered for cancellation, and for a payment of $400,000 in cash. Except for the receipt of $400,000 in cash, neither PPL nor PPL Capital Funding received any cash proceeds from the sale of the senior notes. Pursuant to a registration rights agreement with the initial purchasers, PPL and PPL Capital Funding intend to consummate an exchange offer for the notes to register them with the SEC for resale.

Also in February 2004, notice was provided to the holders of the trust preferred securities that PPL has elected to liquidate PPL Capital Funding Trust I and cause the distribution of the underlying PPL Capital Funding 7.29% subordinated notes due 2006 to the holders of the trust preferred securities. The liquidation date is expected to occur on or about March 23, 2004. From and after the liquidation date, the trust preferred securities will no longer be deemed to be outstanding and the underlying PPL Capital Funding 7.29% subordinated notes will be held by the former holders of the trust preferred securities.

Finally, in February 2004, PPL announced an increase to its quarterly common stock dividend, payable April 1, 2004, to 41 cents per share (equivalent to $1.64 per annum). Future dividends, declared at the discretion of the Board of Directors, will be dependent upon future earnings, cash flows, financial requirements and other factors.

Off-Balance Sheet Arrangements

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

PPL has entered into certain guarantee agreements that are within the scope of FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34." See Note 14 to the Financial Statements for a discussion on guarantees.

Risk Management - Energy Marketing & Trading and Other

Market Risk

Background

Market risk is the potential loss PPL may incur as a result of price changes associated with a particular financial or commodity instrument. PPL is exposed to market risk from:

  commodity price risk for energy and energy-related products associated with the sale of electricity, the purchase of fuel for the generating assets, and energy trading activities;
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

PPL has a risk management policy approved by the Board of Directors to manage market risk and counterparty credit risk. (Credit risk is discussed below.) The RMC, comprised of senior management and chaired by the Vice President-Risk Management, oversees the risk management function. Key risk control activities designed to monitor compliance with risk policies and detailed programs include, but are not limited to, credit review and approval, validation of transactions and market prices, verification of risk and transaction limits, sensitivity analyses, and daily portfolio reporting, including open positions, mark-to-market valuations and other risk measurement metrics. In addition, efforts are ongoing to develop systems to improve the timeliness, quality and breadth of market and credit risk information.

The forward-looking information presented below provides estimates of what may occur in the future, assuming certain adverse market conditions, due to reliance on model assumptions. Actual future results may differ materially from those presented. These disclosures are not precise indicators of expected future losses, but only indicators of reasonably possible losses.

Contract Valuation

PPL utilizes forward contracts, futures contracts, options, swaps and tolling agreements as part of its risk management strategy to minimize unanticipated fluctuations in earnings caused by commodity price, interest rate and foreign currency volatility. When available, quoted market prices are used to determine the fair value of a commodity or financial instrument. This may include exchange prices, the average mid-point bid/ask spreads obtained from brokers, or an independent valuation by an external source, such as a bank. However, market prices for energy or energy-related contracts may not be readily determinable because of market illiquidity. If no active trading market exists, contracts are valued using internally developed models, which are then reviewed by an independent, internal group. Although PPL believes that its valuation methods are reasonable, changes in the underlying assumptions could result in significantly different values and realization in future periods.

To record derivatives at their fair value, PPL discounts the forward values using LIBOR. Additionally, PPL reduces derivative assets' carrying values to recognize differences in counterparty credit quality and potential illiquidity in the market:

  The credit adjustment takes into account the probability of default, as calculated by an independent service, for each counterparty that has an out-of-the money position with PPL.
  The liquidity adjustment takes into account the fact that it may not be appropriate to value contracts at the midpoint of the bid/ask spread. PPL might have to accept the "bid" price if PPL wanted to close an open sales position or PPL might have to accept the "ask" price if PPL wanted to close an open purchase position.

Accounting and Reporting

PPL follows the provisions of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," and SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," and interpreted by DIG issues (together, "SFAS 133"), EITF 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities," and EITF 03-11, "Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to FASB Statement No. 133 and Not 'Held for Trading Purposes' as Defined in Issue No. 02-3," to account for and report on contracts entered into to manage market risk. SFAS 133 requires that all derivative instruments be recorded at fair value on the balance sheet as an asset or liability (unless they meet SFAS 133's criteria for exclusion) and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

In April 2003, the FASB issued SFAS 149, which amends and clarifies SFAS 133 to improve financial accounting and reporting for derivative instruments and hedging activities. To ensure that contracts with comparable characteristics are accounted for similarly, SFAS 149 clarifies the circumstances under which a contract with an initial net investment meets the characteristics of a derivative, clarifies when a derivative contains a financing component, amends the definition of an "underlying" and amends certain other existing pronouncements. Additionally, SFAS 149 placed additional limitations on the use of the normal purchase or normal sale exception. SFAS 149 was effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003, except certain provisions relating to forward purchases or sales of when-issued securities or other securities that did not yet exist. PPL adopted SFAS 149 as of July 1, 2003. The adoption of SFAS 149 did not have a significant impact on PPL.

PPL adopted the final provisions of EITF 02-3 during the fourth quarter of 2002. As such, PPL now reflects its net realized and unrealized gains and losses associated with all derivatives that are held for trading purposes in the "Net energy trading margins" line on the Statement of Income. Non-derivative contracts that met the definition of energy trading activities as defined by EITF 98-10, "Accounting for Energy Trading and Risk Management Activities" are reflected in the financial statements using the accrual method of accounting. Under the accrual method of accounting, unrealized gains and losses are not reflected in the financial statements. Prior periods were reclassified. No cumulative effect adjustment was required upon adoption.

PPL has adopted the final provisions of EITF 03-11 prospectively as of October 1, 2003. As a result of this adoption, non-trading bilateral sales of electricity at major market delivery points are netted with purchases that offset the sales at those same delivery points. A major market delivery point is any delivery point with liquid pricing available. See Note 17 to the Financial Statements for the impact of the adoption of EITF 03-11.

PPL's short-term derivative contracts are recorded as "Price risk management assets" and "Price risk management liabilities" on the Balance Sheet. Long-term derivative contracts are included in "Regulatory and Other Noncurrent Assets - Other" and "Deferred Credits and Other Noncurrent Liabilities - Other."

Accounting Designation

Energy contracts that do not qualify as derivatives receive accrual accounting. For energy contracts that meet the definition of a derivative, the circumstances and intent existing at the time that energy transactions are entered into determine their accounting designation. These designations are verified by PPL's risk control group on a daily basis. The following is a summary of the guidelines that have been provided to the traders who are responsible for contract designation for derivative energy contracts due to the adoption of SFAS 149:

  Any wholesale and retail contracts to sell or buy electricity and the related capacity that are expected to be delivered from PPL's generation or that are approved by the RMC to fulfill a strategic element of PPL's overall marketing strategy are considered "normal." These transactions are not recorded in the financial statements and have no earnings impact until delivery.
  Physical electricity-only transactions can receive cash flow hedge treatment if all of the qualifications under SFAS 133 are met. Any unrealized gains or losses on transactions receiving cash flow hedge treatment are recorded in other comprehensive income. These unrealized gains and losses become realized when the contracts settle and are recognized in income when the hedged transactions occur.
  Physical electricity purchases that increase PPL's long position and any energy sale or purchase judged a "market call" are considered speculative, with unrealized gains or losses recorded immediately through earnings.
  Financial transactions, which can be settled in cash, cannot be considered "normal" because they do not require physical delivery. These transactions receive cash flow hedge treatment if they lock-in the price PPL will receive or pay for energy expected to be generated or purchased in the spot market. Any unrealized gains or losses on transactions that receive cash flow hedge treatment are recorded in other comprehensive income. These unrealized gains and losses become realized when the contracts settle and are recognized in income when the hedged transactions occur.
  Physical and financial transactions for gas and oil to meet fuel and retail requirements can receive cash flow hedge treatment if they lock-in the price PPL will pay in the spot market. Any unrealized gains or losses on transactions receiving cash flow hedge treatment are recorded in other comprehensive income. These unrealized gains and losses become realized when the contracts settle and are recognized in income when the hedged transactions occur.
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

  Transactions to lock-in an interest rate prior to a debt issuance are considered cash flow hedges. Any unrealized gains or losses on transactions receiving cash flow hedge treatment are recorded in other comprehensive income and are amortized as a component of interest expense over the life of the debt.
  Transactions entered into to hedge fluctuations in the value of existing debt are considered fair value hedges with no earnings impact until the debt is terminated because the hedged debt is also marked to market.
  Transactions entered into to hedge the value of a net investment of foreign operations are considered net investment hedges. To the extent that the derivatives are highly effective at hedging the value of the net investment, gains and losses are recorded in other comprehensive income/loss and will not be recorded in earnings until the investment is disposed of.
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

Within PPL's hedge portfolio, the decision to enter into energy contracts hinges on the expected value of PPL's generation. To address this risk, PPL takes a conservative approach in determining the number of MWhs that are available to be sold forward. In this regard, PPL reduces the maximum potential output that a plant may produce by three factors - planned maintenance, unplanned outages and economic conditions. The potential output of a plant is first reduced by the amount of unavailable generation due to planned maintenance on a particular unit. Another reduction, representing the unplanned outage rate, is the amount of MWhs that historically is not produced by a plant due to such factors as equipment breakage. Finally, the potential output of certain plants (like peaking units) are reduced because their higher cost of production will not allow them to economically run during all hours.

PPL's non-trading portfolio also includes full requirements energy contracts. The net obligation to serve these contracts changes minute by minute. PPL analyzes historical on-peak and off-peak usage patterns, as well as spot prices and weather patterns, to determine a monthly level of a block of electricity that best fits the usage patterns in order to minimize earnings volatility. On a forward basis, PPL reserves a block amount of generation for full requirements energy contracts that is expected to be the best match with their anticipated usage patterns and energy peaks. Anticipated usage patterns and peaks are affected by expected load growth, regional economic drivers and seasonality.

PPL's commodity derivative contracts that qualify for hedge accounting treatment mature at various times through 2010. The following chart sets forth PPL's net fair market value of these contracts as of December 31, 2003:

Gains/(Losses)
Fair value of contracts outstanding at the beginning of the year	$63

Contracts realized or otherwise settled during the year	(67)

Fair value of new contracts at inception

Other changes in fair values	90

Fair value of contracts outstanding at the end of the year	$86

During 2003, PPL realized or otherwise settled net gains of approximately $67 million related to contracts entered into prior to January 1, 2003. This amount does not reflect intra-quarter contracts that were entered into and settled during the period.

"Other changes in fair values," a gain of approximately $90 million, represents changes in the market value that occurred during 2003 for contracts that were outstanding at the end of 2003.

The following chart segregates estimated fair values of PPL's commodity derivative contracts that qualify for hedge accounting treatment at December 31, 2003 based on whether the fair values are determined by quoted market prices or other more subjective means.

	Fair Value of Contracts at Period-End Gains/(Losses)

	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 3-5 Years	Maturity in Excess of 5 Years	Total Fair Value

Source of Fair Value

Prices actively quoted	$7	$1			$8

Prices provided by other external sources	47	32	$(1)		78

Prices based on models and other valuation methods

Fair value of contracts outstanding at the end of the period	$54	$33	$(1)		$86

The "Prices actively quoted" category includes the fair value of exchange-traded natural gas futures contracts quoted on the New York Mercantile Exchange (NYMEX). The NYMEX has currently quoted prices through 2010.

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

As of December 31, 2003, PPL estimated that a 10% adverse movement in market prices across all geographic areas and time periods would have decreased the value of the commodity contracts in its non-trading portfolio by approximately $146 million, which is equal to the estimated decrease at December 31, 2002. However, the change in the value of the non-trading portfolio would have been substantially offset by an increase in the value of the underlying commodity, the electricity generated, because these contracts serve to reduce the market risk inherent in the generation of electricity. Additionally, the value of PPL's unsold generation would be improved. Because PPL's electricity portfolio is generally in a net sales position, the adverse movement in prices is usually an increase in prices. Conversely, because PPL's commodity fuels portfolio is generally in a net purchase position, the adverse movement in prices is usually a decrease in prices. If both of these scenarios happened, the implied margins for the unsold generation would increase.

PPL also executes energy contracts to take advantage of market opportunities. As a result, PPL may at times create a net open position in its portfolio that could result in significant losses if prices do not move in the manner or direction anticipated. The margins from these trading activities are shown in the Statement of Income as "Net energy trading margins."

PPL's trading contracts mature at various times through 2005. The following chart sets forth PPL's net fair market value of trading contracts as of December 31, 2003.

Gains/(Losses)
Fair value of contracts outstanding at the beginning of the year	$(6)

Contracts realized or otherwise settled during the year	21

Fair value of new contracts at inception	1

Other changes in fair values	(13)

Fair value of contracts outstanding at the end of the year	$3

During 2003, PPL realized or otherwise settled net losses of approximately $21 million related to contracts entered into prior to January 1, 2003. This amount does not reflect intra-year contracts that were entered into and settled during the period.

The fair value of new contracts at inception is usually zero, because they are entered into at current market prices. However, when PPL enters into an option contract, a premium is paid or received. PPL paid $1 million, net, during 2003 for these option contracts.

"Other changes in fair values," a loss of approximately $13 million, represent changes in the market value of contracts outstanding at the end of 2003.

As of December 31, 2003, the net loss on PPL's trading activities expected to be recognized in earnings during the next three months is approximately $2 million.

The following chart segregates estimated fair values of PPL's trading portfolio at December 31, 2003 based on whether the fair values are determined by quoted market prices or other more subjective means.

	Fair Value of Contracts at Period-End Gains/(Losses)

	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 3-5 Years	Maturity in Excess of 5 Years	Total Fair Value

Source of Fair Value

Prices actively quoted

Prices provided by other external sources

Prices based on models and other valuation methods	$3				$3

Fair value of contracts outstanding at the end of the period	$3				$3

The "Prices actively quoted" category includes the fair value of exchange-traded natural gas futures contracts quoted on the NYMEX. The NYMEX has currently quoted prices through 2010.

The "Prices provided by other external sources" category includes PPL's forward positions and options in natural gas and power and natural gas basis swaps at points for which OTC broker quotes are available. The fair value of electricity positions recorded above use the midpoint of the bid/ask spreads obtained through OTC brokers. On average, OTC quotes for forwards and swaps of natural gas and power extend one and two years into the future.

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

As of December 31, 2003, PPL estimated that a 10% adverse movement in market prices across all geographic areas and time periods would have decreased the value of the commodity contracts in its trading portfolio by $3 million compared to a decrease of $7 million at December 31, 2002.

In accordance with its marketing strategy, PPL does not completely hedge its generation output or fuel requirements. PPL estimates that for its entire portfolio, including all generation and physical and financial energy positions, a 10% adverse change in power prices across all geographic zones and time periods will decrease expected 2004 gross margins by about $3 million. Similarly, a 10% adverse movement in all fossil fuel prices will decrease 2004 gross margins by $15 million.

Interest Rate Risk

PPL and its subsidiaries have issued debt to finance their operations. PPL utilizes various financial derivative products to adjust the mix of fixed and floating interest rates in its debt portfolio, adjust the duration of its debt portfolio and lock in U.S. Treasury rates (and interest rate spreads over treasuries) in anticipation of future financing, when appropriate. Risk limits under the risk management program are designed to balance risk exposure to volatility in interest expense and changes in the fair value of PPL's debt portfolio due to changes in the absolute level of interest rates.

At December 31, 2003, PPL's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was estimated at $2 million, compared to a $3 million increase at December 31, 2002.

PPL is also exposed to changes in the fair value of its U.S. and international debt portfolios. At December 31, 2003, PPL estimated that its potential exposure to a change in the fair value of its debt portfolio, through a 10% adverse movement in interest rates, was $168 million, compared to $219 million at December 31, 2002.

PPL utilizes various risk management instruments to reduce its exposure to adverse interest rate movements for future anticipated financing. While PPL is exposed to changes in the fair value of these instruments, they are designed such that an economic loss in value should generally be offset by interest rate savings at the time the future anticipated financing is completed. At December 31, 2003, PPL estimated that its potential exposure to a change in the fair value of these instruments, through a 10% adverse movement in interest rates, was approximately $6 million, compared to an $18 million exposure at December 31, 2002.

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

PPL holds contracts for the forward purchase of 26 million euros to pay for certain equipment of PPL Susquehanna in 2004. The estimated value of these forward purchases as of December 31, 2003, being the amount PPL would receive to terminate them, was $1 million.

PPL executed forward sale transactions for £25 million to hedge a portion of its net investment in WPDH Limited. The estimated value of these agreements as of December 31, 2003 was $4 million, being the amount PPL would pay to terminate the transactions.

PPL executed forward sale transactions for 3.1 billion Chilean pesos to hedge a portion of its net investment in its subsidiary that owns CGE. The estimated value of these agreements as of December 31, 2003 was $1 million, being the amount PPL would pay to terminate the transactions.

To protect expected income in Chilean pesos, PPL entered into average rate options for 2.4 billion Chilean pesos. At December 31, 2003, the market value of these positions, representing the amount PPL would pay to terminate them, was insignificant.

WPDH Limited executed cross-currency swaps totaling $1.5 billion to hedge the interest payments and value of its U.S. dollar-denominated bonds. The estimated value of this position on December 31, 2003, being the amount PPL would pay to terminate them, including accrued interest, was $84 million.

On the Statement of Income, gains and loses associated with hedges of interest payments denominated in foreign currencies are reflected in "Interest Expense." Gains and losses associated with the purchase of equipment are reflected in "Depreciation." Gains and losses associated with net investment hedges remain in "Accumulated other comprehensive loss" on the Balance Sheet until the investment is disposed.

Nuclear Decommissioning Fund - Securities Price Risk

In connection with certain NRC requirements, PPL Susquehanna maintains trust funds to fund certain costs of decommissioning the Susquehanna station. As of December 31, 2003, these funds were invested primarily in domestic equity securities and fixed-rate, fixed-income securities and are reflected at fair value on PPL's Balance Sheet. The mix of securities is designed to provide returns to be used to fund Susquehanna's decommissioning and to compensate for inflationary increases in decommissioning costs. However, the equity securities included in the trusts are exposed to price fluctuation in equity markets, and the values of fixed-rate, fixed-income securities are exposed to changes in interest rates. PPL Susquehanna actively monitors the investment performance and periodically reviews asset allocation in accordance with its nuclear decommissioning trust policy statement. At December 31, 2003, a hypothetical 10% increase in interest rates and a 10% decrease in equity prices would have resulted in an estimated $24 million reduction in the fair value of the trust assets, as compared to a $16 million reduction at December 31, 2002.

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

Credit Risk

Credit risk relates to the risk of loss that PPL would incur as a result of non-performance by counterparties of their contractual obligations. PPL maintains credit policies and procedures with respect to counterparties (including requirements that counterparties maintain certain credit ratings criteria) and requires other assurances in the form of credit support or collateral in certain circumstances in order to limit counterparty credit risk. However, PPL has concentrations of suppliers and customers among electric utilities, natural gas distribution companies and other energy marketing and trading companies. These concentrations of counterparties may impact PPL's overall exposure to credit risk, either positively or negatively, in that counterparties may be similarly affected by changes in economic, regulatory or other conditions. As discussed above under "Contract Valuation," PPL records certain non-performance reserves to reflect the probability that a counterparty with contracts that are out of the money (from the counterparty's standpoint) will default in its performance, in which case PPL would have to sell into a lower-priced market or purchase from a higher-priced market. These reserves are reflected in the fair value of assets recorded in "Price risk management assets" on the Balance Sheet. PPL also records reserves to reflect the probability that a counterparty will not make payments for deliveries PPL has made but not yet billed. These reserves are reflected in "Unbilled revenues" on the Balance Sheet. PPL has also established a reserve with respect to certain sales to the California ISO for which PPL has not yet been paid, as well as a reserve related to PPL's exposure as a result of the Enron bankruptcy, which are reflected in "Accounts receivable" on the Balance Sheet. See Notes 14 and 17 to the Financial Statements.

Related Party Transactions

PPL is not aware of any material ownership interests or operating responsibility by senior management of PPL, PPL Energy Supply, PPL Electric or PPL Montana in outside partnerships, including leasing transactions with variable interest entities, or other entities doing business with PPL.

For additional information on related party accounting transactions, see Note 15 to the Financial Statements.

Capital Expenditure Requirements

The schedule below shows PPL's current capital expenditure projections for the years 2004-2008 and actual spending for the year 2003:

	Actual	Projected

	2003	2004	2005	2006	2007	2008

Construction expenditures (a) (b)

Generating facilities (c)	$300	$167	$193	$161	$194	$180

Transmission and distribution facilities	467	427	416	436	473	476

Environmental	21	5	12	32	74	102

Other	47	39	28	23	16	16

Total Construction Expenditures	835	638	649	652	757	774

Nuclear fuel	53	56	59	62	63	64

Total Capital Expenditures	$888	$694	$708	$714	$820	$838

(a)	Construction expenditures include AFUDC and capitalized interest, which are expected to be less than $12 million in each of the years 2004-2008.
(b)	This information excludes any investments by PPL Global for new projects.
(c)

Expenditures for generating facilities in 2003 include $116 million for facilities under synthetic lease agreements that had been reflected off-balance sheet prior to December 31, 2003. Projected capital expenditures on these facilities are also included for the years 2004 through 2008.

PPL's capital expenditure projections for the years 2004-2008 total about $3.8 billion. Capital expenditure plans are revised periodically to reflect changes in market, and asset regulatory conditions. PPL also leases vehicles, personal computers and other equipment, as described in Note 10 to the Financial Statements. See Note 14 for additional information regarding potential capital expenditures for environmental projects.

Acquisitions, Development and Divestitures

From time-to-time, PPL and its subsidiaries are involved in negotiations with third parties regarding acquisitions, joint ventures and other arrangements which may or may not result in definitive agreements. See Note 9 to the Financial Statements for information regarding recent acquisitions and development activities.

At December 31, 2003, PPL Global had investments in foreign facilities, including consolidated investments in WPD, Emel, EC and others. See Note 3 to the Financial Statements for information on unconsolidated investments accounted for under the equity method.

PPL Global is exploring potential sale opportunities for its interest in CGE, within the context of an on-going review of its international minority ownership investments.

At December 31, 2003, PPL had domestic generation projects under development which will provide 663 MW of additional generation.

PPL is continuously reexamining development projects based on market conditions and other factors to determine whether to proceed with these projects, sell them, cancel them, expand them, execute tolling agreements or pursue other opportunities.

Environmental Matters

See Note 14 to the Financial Statements for a discussion of environmental matters.

Competition

See Item 1, "Business - Competition," for additional information.

New Accounting Standards

FIN 46 and FIN 46(R)

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 clarifies that variable interest entities, as defined therein, that do not disperse risks among the parties involved should be consolidated by the entity that is determined to be the primary beneficiary. FIN 46 also requires certain disclosures to be made by the primary beneficiary and by an enterprise that holds a significant variable interest in a variable interest entity but is not the primary beneficiary. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after January 31, 2003. For variable interest entities in which an enterprise holds a variable interest that was acquired before February 1, 2003, FIN 46 was originally required to be adopted no later than the first fiscal year or interim period beginning after June 15, 2003. However, in October 2003, the FASB issued FSP FIN 46-6, "Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities," which delayed the effective date for applying the provisions of FIN 46 to interests held by public entities in variable interest entities or potential variable interest entities created before February 1, 2003 until the end of the first interim period ending after December 15, 2003.

In December 2003, the FASB revised FIN 46 by issuing Interpretation No. 46 (revised December 2003), which is known as FIN 46(R) and replaces FIN 46. FIN 46(R) does not change the general consolidation concepts of FIN 46. Among other things, FIN 46(R) again changes the effective date for applying the provisions of FIN 46 to certain entities, clarifies certain provisions of FIN 46 and provides additional scope exceptions for certain types of businesses. For entities to which the provisions of FIN 46 have not been applied as of December 24, 2003, FIN 46(R) provides that a public entity that is not a small business issuer should apply the provisions of FIN 46 or FIN 46(R) as follows: (i) FIN 46(R) shall be applied to all entities no later than the end of the first reporting period that ends after March 15, 2004 and (ii) FIN 46 or FIN 46(R) should be applied to entities that are considered to be SPEs no later than the end of the first reporting period that ends after December 15, 2003.

As permitted by FIN 46(R), PPL adopted FIN 46 effective December 31, 2003 for entities created before February 1, 2003 that are considered to be SPEs. This adoption resulted in the consolidation of the lessors under the operating leases for the Sundance, University Park and Lower Mt. Bethel generation facilities, as well as the deconsolidation of two wholly-owned trusts. See below for further discussion. Also, as permitted by FIN 46(R), PPL deferred the application of FIN 46 for other entities and plans to adopt FIN 46(R) for all entities on March 31, 2004.

PPL is in the process of evaluating entities in which it holds a variable interest in accordance with FIN 46(R). PPL is currently not aware of any variable interest entities that are not consolidated as of December 31, 2003 but which it will be required to consolidate in accordance with FIN 46(R) effective March 31, 2004. As it continues to evaluate the impact of applying FIN 46(R), PPL may identify additional entities that it would need to consolidate.

Additional Entities Consolidated

The lessors under the operating leases for the Sundance, University Park and Lower Mt. Bethel generation facilities are variable interest entities that are considered to be SPEs. PPL is the primary beneficiary of these entities. Consequently, PPL was required to consolidate the financial statements of the lessors effective December 31, 2003. Upon initial consolidation, PPL recognized $1.1 billion of additional assets and liabilities on its balance sheet and a charge of $27 million, after-tax, as a cumulative effect of a change in accounting principle. The additional assets consist principally of the generation facilities, and the additional liabilities consist principally of the lease financing. See Note 22 to the Financial Statements for a discussion of the leases.

Entities Deconsolidated

Effective December 31, 2003, PPL deconsolidated PPL Capital Funding Trust I and SIUK Capital Trust I. These trusts are considered to be SPEs and were deconsolidated because PPL is not the primary beneficiary of the trusts under current interpretations of FIN 46. Therefore, the "Company-obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely Company Debentures" amounting to $661 million, which would have been recorded as a component of long-term debt in 2003 in accordance with SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," if the trusts were consolidated, are not reflected in PPL's Balance Sheet at December 31, 2003. Instead, the subordinated debt securities that support the trust preferred securities are reflected in "Long-term Debt with Affiliate Trusts" as of December 31, 2003. See below for further discussion.

The trusts hold subordinated debt securities of PPL Capital Funding, in the case of PPL Capital Funding Trust I, and WPD LLP, in the case of SIUK Capital Trust I. As a result of deconsolidating the trusts, the subordinated debt securities are no longer eliminated in the consolidated financial statements. As of December 31, 2003, $681 million is reflected as "Long-term Debt with Affiliate Trusts" in PPL's Balance Sheet.

The effect on the Balance Sheet as a result of deconsolidating the trusts was an increase in both total assets and total liabilities of $21 million. The increase in assets relates to the investments in the common securities of the trusts, which are no longer eliminated in the consolidated financial statements. The increase in liabilities consists primarily of the difference between the carrying value of the preferred securities issued by the trusts compared to the carrying value of the subordinated debt securities of PPL Capital Funding and WPD LLP. The deconsolidation of the trusts did not impact the earnings of PPL.

See the Statement of Company-obligated Mandatorily Redeemable Securities contained in the Financial Statements for a discussion of the trusts and their preferred securities, as well as the subordinated debt securities issued to the trusts.

Other

See Note 22 to the Financial Statements for information on other new accounting standards adopted in 2003 or pending adoption.

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

1)  Price Risk Management

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

  Discount Rate - The discount rate is used in calculating the present value of benefits, which is based on projections of benefit payments to be made in the future.
  Expected Return on Plan Assets - Management projects the future return on plan assets considering prior performance, but primarily based upon the plans' mix of assets and expectations for the long-term returns on those asset classes. These projected returns reduce the net benefit costs the company will record currently.
  Rate of Compensation Increase - Management projects employees' annual pay increases, which are used to project employees' pension benefits at retirement.
  Health Care Cost Trend Rate - Management projects the expected increases in the cost of health care.

In selecting discount rates, PPL considers fixed-income security yield rates. At December 31, 2003, PPL decreased the discount rate for its domestic plans from 6.75% to 6.25% as a result of decreased fixed-income security returns. For its international plans, PPL decreased the discount rate for its international plans from 5.75% to 5.50% at December 31, 2003.

In selecting an expected return on plan assets, PPL considers tax implications, past performance and economic forecasts for the types of investments held by the plan. At December 31, 2003, PPL's expected return on plan assets remained at 9.0% for its domestic pension plans and 7.8% for its other postretirement plans. For its international plans, PPL maintained a weighted average of 8.30% as the expected return on plan assets at December 31, 2003.

In selecting a rate of compensation increase, PPL considers past experience in light of movements in inflation rates. At December 31, 2003, PPL's rate of compensation increase remained at 4.0% for its domestic plans. For its international plans, PPL's rate of compensation increase remained at 3.75% at December 31, 2003.

In selecting health care cost trend rates, PPL considers past performance and forecasts of health care costs. At December 31, 2003, PPL's health care cost trend rates were 11% for 2004, gradually declining to 5.0% for 2010.

A variance in the assumptions listed above could have a significant impact on projected benefit obligations, accrued pension and other postretirement benefit liabilities, reported annual net periodic pension and other postretirement benefit cost and other comprehensive income (OCI). The following chart reflects the sensitivities associated with a change in certain assumptions. While the chart below reflects either an increase or decrease in each assumption, the inverse of this change would impact the projected benefit obligation, accrued pension and other postretirement benefit liabilities, reported annual net periodic pension and other postretirement benefit cost and OCI by a similar amount in the opposite direction. Each sensitivity below reflects an evaluation of the change based solely on a change in that assumption.

	Increase/(Decrease)

Actuarial Assumption	Change in Assumption	Impact on Obligation	Impact on Liabilities (a)	Impact on Cost	Impact on OCI

Discount Rate	(0.25)%	$160	$6	$6	$89

Expected Return on Plan Assets	(0.25)%	N/A	10	10

Rate of Compensation Increase	0.25%	20	4	4

Health Care Cost Trend Rate (b)	1.0%	33	5	5	N/A

(a)	Excludes the impact of additional minimum liability.
(b)	Only impacts other postretirement benefits.

At December 31, 2003, PPL had recognized accrued pension and other postretirement benefit liabilities totaling $463 million, included in "Deferred Credits and Other Noncurrent Liabilities - Other" on the Balance Sheet. At December 31, 2003, PPL had recognized $4 million of prepaid postretirement benefit costs included in "Prepayments" on the Balance Sheet. PPL's total projected obligation for these benefits was approximately $4.8 billion, which was offset by $4.0 billion of assets held in various trusts. However, these amounts are not fully reflected in the current financial statements due to the delayed recognition criteria of the accounting standards for these obligations.

In 2003, PPL recognized net periodic pension and other postretirement costs charged to operating expenses of $1 million. This amount represents a $62 million decrease from the credit recognized during 2002. This decrease was primarily due to the decrease in the discount rate at December 31, 2002.

As a result of the decrease in the assumed discount rate at December 31, 2003, PPL was required to increase its recognized additional minimum pension liability. Recording the change in the additional minimum liability resulted in a $10 million increase to the pension related charge to OCI, net of taxes, translation adjustment and unrecognized prior service costs, with no effect on net income. This charge increased the pension-related balance in OCI, which is a reduction to shareowners equity, to $316 million at December 31, 2003. The charges to OCI will reverse in future periods if the fair value of trust assets exceeds the accumulated benefit obligation.

Refer to Note 12 to the Financial Statements for additional information regarding pension and other postretirement benefits.

3)  Asset Impairment

PPL and its subsidiaries review long-lived assets for impairment when events or circumstances indicate carrying amounts may not be recoverable. Assets subject to this review, for which impairments have been recorded in 2003 or prior years, include international equity investments, new generation assets, consolidated international energy projects and goodwill.

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

In determining asset impairments, management must make significant judgments and estimates to calculate the fair value of an investment. Fair value is developed through consideration of several valuation methods including comparison to market multiples, comparison to similar recent sales transactions, comparison to replacement cost and discounted cash flow. Discounted cash flow is calculated by estimating future cash flow streams, applying appropriate discount rates to determine the present value of the cash flow streams, and then assessing the probability of the various cash flow scenarios. The impairment is then recorded based on the excess of the carrying value of the investment over fair value. Changes in assumptions and estimates included within the impairment reviews could result in significantly different results than those identified and recorded in the financial statements.

During 2003, PPL and its subsidiaries evaluated certain gas-fired generation assets for impairment, as events and circumstances indicated that the carrying value of these investments may not be recoverable. PPL did not record an impairment of its new gas-fired generation assets in 2003. For these impairment analyses, the most significant assumption was the estimate of future cash flows. PPL estimates future cash flow using information from its corporate business plan adjusted for any recent sales or purchase commitments. Key factors that impact cash flows include projected prices for electricity and gas as well as firm sales and purchase commitments. A 10% decrease in estimated future cash flows for certain in-service gas-fired generation assets would have resulted in an impairment charge.

PPL performs impairment analyses of goodwill in accordance with SFAS 142, "Goodwill and Other Intangible Assets." SFAS 142 requires an annual impairment test of goodwill and other intangible assets that are not subject to amortization.

PPL completed its annual goodwill impairment test in the fourth quarter of 2003. This test did not result in an impairment. PPL's most significant assumptions surrounding the goodwill impairment test relate to the determination of fair value. PPL determined fair value based upon discounted cash flows. A decrease in the forecasted cash flows of 10% or an increase of the discount rates by 25 basis points would have resulted in impairment.

4)  Leasing

PPL applies the provisions of SFAS 13, "Accounting for Leases," to all leasing transactions. In addition, PPL applies the provisions of numerous other accounting pronouncements issued by the FASB and the EITF that provide specific guidance and additional requirements related to accounting for various leasing arrangements. In general, there are two types of leases from a lessee's perspective: operating leases - leases accounted for off-balance sheet; and capital leases - leases capitalized on the balance sheet.

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

In addition to uncertainty inherent in management's assumptions, leasing transactions and the related accounting rules become increasingly complex when they involve: sale/leaseback accounting (leasing transactions where the lessee previously owned the leased assets); synthetic leases (leases that qualify for operating lease treatment for book accounting purposes and financing treatment for tax accounting purposes); and lessee involvement in the construction of leased assets.

At December 31, 2003, PPL subsidiaries participated in one significant sale/leaseback transaction which has been accounted for as an operating lease. As discussed in Note 22 to the Financial Statements, the lessors under certain synthetic operating leases previously accounted for off-balance sheet were consolidated effective December 31, 2003 as a result of the adoption of FIN 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," for certain entities.

Sale/Leaseback

In July 2000, PPL Montana sold its interest in the Colstrip generating plant to owner lessors who are leasing the assets back to PPL Montana under four 36-year operating leases. This transaction is accounted for as an operating lease in accordance with current rules related to sale/leaseback arrangements. If for any reason this transaction did not meet the requirements for off-balance sheet operating lease treatment as a sale/leaseback, PPL would have approximately $315 million of additional assets and liabilities recorded on its balance sheet at December 31, 2003 and would have recorded additional expenses currently estimated at $9 million, after-tax, in 2003.

See Note 10 to the Financial Statements for additional information related to operating leases.

5)  Loss Contingencies

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

For loss contingencies, the loss must be accrued if (1) information is available that indicates it is "probable" that the loss has been incurred, given the likelihood of the uncertain future events and (2) the amount of the loss can be reasonably estimated. FASB defines "probable" as cases in which "the future event or events are likely to occur." SFAS 5 does not permit the accrual of contingencies that might result in gains.

The accrual of a loss contingency involves considerable judgment on the part of management. The accounting aspects of loss contingencies include: (1) the initial identification and recording of the loss contingency; (2) the determination of a triggering event for reducing a recorded loss contingency; and (3) the on-going assessment as to whether a recorded loss contingency is reasonable.

Initial Identification and Recording of the Loss Contingency

PPL uses its internal expertise and outside experts (such as lawyers, tax specialists and engineers), as necessary, to help estimate the probability that a loss has been incurred and the amount (or range) of the loss. PPL continuously assesses potential loss contingencies for environmental remediation, litigation claims, regulatory penalties and other events.

PPL has identified certain events which could give rise to a loss, but which do not meet the conditions for accrual under SFAS 5. SFAS 5 requires disclosure, but not a recording, of potential losses when it is "reasonably possible" that a loss has been incurred. FASB defines "reasonably possible" as cases in which "the chance of the future event or events occurring is more than remote but less than likely." See Note 14 to the Financial Statements for disclosure of potential loss contingencies, most of which have not met the criteria for accrual under SFAS 5.

Reducing Recorded Loss Contingencies

When a loss contingency is recorded, PPL identifies, where applicable, the triggering events for subsequently reducing the loss contingency. The triggering events generally occur when the contingency has been resolved and the actual loss is incurred, or when the risk of loss has diminished or been eliminated. The following are some of the triggering events which provide for the reduction of certain recorded loss contingencies:

  Certain loss contingencies are systematically reduced based on the expiration of contract terms. An example of this is the recorded liability for above-market NUG purchase commitments, which is described below. This loss contingency is being reduced over the lives of the NUG purchase contracts.
  Allowances for excess or obsolete inventory are reduced as the inventory items are pulled from the warehouse shelves and sold as scrap or otherwise disposed.
  Allowances for uncollectible accounts are reduced when accounts are written off after prescribed collection procedures have been exhausted.
  Environmental loss contingencies are reduced when PPL makes payments for environmental remediation.

On-Going Assessment of Recorded Loss Contingencies

PPL reviews its loss contingencies on a regular basis to assure that the recorded potential loss exposures are reasonable. This involves on-going communication and analyses with internal and external legal counsel, engineers, tax specialists, managers in various operational areas and other parties.

All three aspects of accounting for loss contingencies - the initial identification and recording of a probable loss, the identification of triggering events to reduce the loss contingency, and the ongoing assessment of the reasonableness of a recorded loss contingency - require significant judgment by PPL's management.

The largest loss contingency on PPL's balance sheet, and the loss contingency that changed most significantly in 2003, was for above-market NUG purchase commitments. This loss contingency reflects the estimated difference between the above-market contract terms under the purchase commitments, and the fair value of electricity. This loss contingency was originally recorded at $854 million in 1998, when PPL Electric's generation business was deregulated. Under regulatory accounting, PPL Electric recorded the above-market cost of the purchases from NUGs as part of its purchased power costs on an as-incurred basis, since these costs were recovered in regulated rates. When the generation business was deregulated, the loss contingency associated with the commitment to make above-market NUG purchases was recorded. This loss contingency for the above-market portion of NUG purchase commitments was recorded because it was probable that the loss had been incurred and the estimate of future energy prices could be reasonably determined, using the then forward prices of electricity and capacity. This loss contingency was transferred to PPL EnergyPlus in the July 1, 2000 corporate realignment. The above-market loss contingency was $352 million at December 31, 2003.

When the loss contingency related to NUG purchases was recorded in 1998, PPL Electric established the triggering events for when the loss contingency would be reduced. A schedule was established to reduce the liability based on projected purchases over the lives of the NUG contracts. All but one of the NUG contracts expire by 2009, with the last one ending in 2014. PPL EnergyPlus reduces the above-market NUG liability based on the aforementioned schedule. As PPL EnergyPlus reduces the liability for the above-market NUG purchases, it offsets the actual cost of NUG purchases, thereby bringing the net power purchase expense more in line with market prices.

PPL EnergyPlus assessed the remaining $352 million above-market liability at December 31, 2003, comparing the projected electricity purchases under the terms of the NUG contracts, with the purchases assuming projected market prices for the energy. This assessment was based on projected PJM market prices, including capacity, through 2014. The assessment also used sensitivities around the market prices, adjusting such prices upwards and downwards by 10%.

The assessment is dependent on the market prices of energy and the estimated output levels of the NUGs. Market prices of energy are dependent on many variables, including growth in electricity demand in PJM, available generation, and changes in regulatory and economic conditions. Accordingly, market price sensitivities were used in the assessment. If estimated market prices were adjusted upwards by 10% in each of the years from 2004 through 2014, the contingency for the above-market NUG purchase commitments would be approximately $296 million. Conversely, if estimated market prices were adjusted downwards by 10% during the remaining term of the NUG contracts, the contingency for the above-market NUG purchase commitments would be approximately $386 million. The recorded above-market liability of $352 million at December 31, 2003 falls within the range calculated in the year-end assessment. As noted above, it is very difficult to estimate future electricity prices, which are dependent on many variables and subject to significant volatility. However, PPL's management believes that the current recorded NUG above-market liability was fairly stated at December 31, 2003.

6)  Asset Retirement Obligations

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

PPL adopted SFAS 143 effective January 1, 2003. Initial adoption of the new rules resulted in an increase in net PP&E of $32 million, reversal of previously recorded liabilities of $304 million, recognition of asset retirement obligations of $229 million, recognition of a deferred tax liability of $44 million and a cumulative effect of adoption that increased net income by $63 million. At December 31, 2003, PPL had asset retirement obligations totaling $242 million recorded on the Balance Sheet. PPL's most significant assumptions surrounding asset retirement obligations are the forecasted retirement cost, discount rate and inflation rate. A variance in the forecasted retirement cost, discount rate or inflation rate could have a significant impact on the ARO liability and the cumulative effect gain.

The following chart reflects the sensitivities associated with a change in these assumptions upon initial adoption. Each sensitivity below reflects an evaluation of the change based solely on a change in that assumption only.

	Change in Assumption	Impact on Cumulative Effect	Impact on ARO Liability

Retirement Cost	10%/(10)%	$(10)/$10	$22/$(22)

Discount Rate	0.25%/(0.25)%	$10/$(11)	$(23)/$26

Inflation Rate	0.25%/(0.25)%	$(12)/$11	$27/$(24)

Other Information

PPL's Audit Committee has approved the independent auditor to provide audit and audit-related services and other services permitted by the Sarbanes-Oxley Act of 2002 and SEC rules. The audit and audit-related services include services in connection with statutory and regulatory filings, reviews of offering documents and registration statements, employee benefit plan audits and internal control reviews.

PPL ENERGY SUPPLY, LLC
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

PPL Energy Supply is an energy company with headquarters in Allentown, PA. See Item 1, "Business - Background," for a description of PPL Energy Supply's domestic and international businesses. See Exhibit 99 in Item 15 for a listing of its principal subsidiaries. Through its subsidiaries, PPL Energy Supply is primarily engaged in the generation and marketing of electricity in two key markets - the northeastern and western U.S. - and in the delivery of electricity in the U.K. and Latin America. PPL Energy Supply's strategy for its electricity generation and marketing business is to match energy supply with load, or customer demand, under long-term and intermediate-term contracts with creditworthy counterparties. PPL Energy Supply's strategy for its international electricity delivery businesses is to own and operate these businesses at the highest level of quality and reliability and at the most efficient cost.

PPL Energy Supply faces several risks in its generation business. The principal risks are electricity wholesale price risk, fuel supply and price risk, power plant performance and counterparty credit risk. PPL Energy Supply attempts to manage these risks through various means. For instance, PPL Energy Supply operates a portfolio of generation assets that is diversified as to geography, fuel source, cost structure and operating characteristics. PPL Energy Supply is focused on the operating efficiency and maintaining the availability of these power plants. In addition, PPL Energy Supply has in place and continues to pursue long-term and intermediate-term contracts for energy sales and fuel supply, and other means, to mitigate the risks associated with adverse changes in the difference, or margin, between the cost to produce electricity and the price at which PPL Energy Supply sells it. PPL Energy Supply's contractual commitments for energy sales are primarily satisfied through its own generation assets - i.e., PPL Energy Supply primarily markets and trades around its physical portfolio of generating assets through integrated generation, marketing and trading functions. Finally, PPL Energy Supply attempts to reduce its exposure to the various risks it faces through its risk management program, which, among other things, includes an evaluation of market risks and the creditworthiness of all counterparties.

PPL Energy Supply's international electricity delivery businesses are rate-regulated. Accordingly, these businesses are subject to regulatory risks in terms of the costs that they may recover and the investment returns that they may collect in customer rates. The principal challenge that PPL Energy Supply faces in its international electricity delivery businesses is to maintain high standards of customer service and reliability in a cost-effective manner. PPL Energy Supply faces certain financial risks by conducting international operations, such as fluctuations in currency exchange rates. PPL Energy Supply attempts to manage these financial risks through its risk management program.

A key challenge for PPL Energy Supply's business as a whole is to maintain a strong credit profile. In the past few years, investors, analysts and rating agencies that follow companies in the energy industry have been particularly focused on the credit quality and liquidity position of energy companies. PPL Energy Supply is focused on strengthening its balance sheet and improving its liquidity position, thereby improving its credit profile.

The purpose of "Management's Discussion and Analysis of Financial Condition and Results of Operations" is to provide information concerning PPL Energy Supply's past and expected future performance in implementing the strategies and managing the risks and challenges outlined above. Specifically:

  "Results of Operations" provides an overview of PPL Energy Supply's operating results in 2003, 2002 and 2001, starting with a review of earnings. The earnings review includes a listing of certain unusual items that had significant impacts in these years, and it also includes a description of key factors that management expects may impact future earnings. "Results of Operations" also includes an explanation of changes during this three-year period in significant income statement components, such as energy margins, utility revenues, operation and maintenance expenses, interest expense, income taxes and cumulative effects of accounting changes.
  "Financial Condition - Liquidity" provides an analysis of PPL Energy Supply's liquidity position and credit profile, including its sources of cash (including bank credit facilities and sources of operating cash flow) and uses of cash (including contractual commitments and capital expenditure requirements) and the key risks and uncertainties that impact PPL Energy Supply's past and future liquidity position and financial condition. This subsection also includes an explanation of recent rating agency decisions affecting PPL Energy Supply, as well as a listing of PPL Energy Supply's current credit ratings.
  "Financial Condition - Risk Management - Energy Marketing & Trading and Other" includes an explanation of PPL Energy Supply's risk management program relating to market risk (i.e., commodity price, interest rate and foreign currency exchange risk) and credit risk (i.e., counterparty credit risk).
  "New Accounting Standards" provides a description of accounting standards that impact PPL Energy Supply's Financial Statements and that were implemented in 2003 or are pending adoption.
  "Application of Critical Accounting Policies" provides an overview of the accounting policies that are particularly important to the results of operations and financial condition of PPL Energy Supply and that require PPL Energy Supply's management to make significant estimates, assumptions and other judgments. Although PPL Energy Supply's management believes that these estimates, assumptions and other judgments are appropriate, they relate to matters that are inherently uncertain. Accordingly, changes in the estimates, assumptions and other judgments applied to these accounting policies could have a significant impact on PPL Energy Supply's results of operations and financial condition, as reflected in PPL Energy Supply's Financial Statements.

The information provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with PPL Energy Supply's Financial Statements and the Notes thereto.

Terms and abbreviations appearing herein are explained in the glossary. Dollars are in millions, except per share data, unless otherwise noted.

Results of Operations

Earnings in 2003 and 2002 were impacted by the acquisition of a controlling interest in WPD on September 6, 2002, and the resulting consolidation, as described in Note 9 to the Financial Statements. Therefore, the comparison of reported income statement line items between 2002 and 2001 is not meaningful without eliminating the impact of the WPD consolidation. The following table shows the 2002 Statement of Income as reported, the adjustments to eliminate the impact of the WPD consolidation (by reflecting WPD on the equity method), and as adjusted to exclude the WPD consolidation. The following discussion, that explains significant annual changes in principal items on the Statement of Income compares 2003 to 2002, unadjusted, and compares 2002, as adjusted, to 2001.

PPL Energy Supply, LLC and Subsidiaries Consolidated Statement of Income Adjusted to Eliminate WPD Consolidation
	2002

	As Reported	Adjustment	As Adjusted

Operating Revenues

Wholesale energy marketing	$1,036		$1,036

Wholesale energy marketing to affiliates	1,434		1,434

Utility	980	$579	401

Unregulated retail electric and gas	182		182

Net energy trading margins	19		19

Energy related businesses	555	(60)	615

Total	4,206	519	3,687

	2002

	As Reported	Adjustment		As Adjusted

Operating Expenses

Operation

Fuel	502			502

Energy purchases	708			708

Energy purchases from affiliates	171			171

Other operation and maintenance	812		42	770

Depreciation	265		112	153

Taxes, other than income	78		42	36

Energy related businesses	522		29	493

Other charges

Write-down of international energy projects	113			113

Workforce reduction	41			41

Write-down of generation assets	44			44

Total	3,256		225	3,031

Operating Income	950		294	656

Other Income - net	44		20	24

Interest Expense	207		127	80

Interest Expense with Affiliate	3			3

Income Taxes	266		105	161

Minority Interest	78		73	5

Distributions on Preferred Securities	9		9

Loss from Discontinued Operations	2			2

Cumulative Effect of a Change in Accounting Principle	(150)			(150)

Net Income	$279	$		$279

The comparability of certain items on the Statement of Income has also been impacted by PPL Global's investment in CEMAR. The consolidated results of CEMAR are included for periods during which PPL had a controlling interest, from January 1, 2001 to August 2002. See Note 9 to the Financial Statements for more information.

WPD's results, as consolidated in PPL Energy Supply's Statement of Income, are impacted by changes in foreign currency exchange rates. For the twelve months ended December 31, 2003, as compared to the same period in 2002, changes in foreign exchange rates increased WPD's portion of revenue and expense line items by about 9%.

Earnings

Net income was as follows:

2003	2002	2001

$727	$279	$174

The after-tax changes in net income were primarily due to:

	2003 vs. 2002	2002 vs. 2001

Domestic:

Wholesale energy margins	$68	$(81)

Net energy trading margins	(4)	(11)

Unregulated retail energy margins	(6)	(33)

Regulated retail energy margins	(43)	59

Realized earnings on decommissioning trust fund	12

Trademark license fees from affiliate	(18)	(5)

Operation and maintenance expenses	(28)	(20)

Synfuel tax credit	2	10

Mechanical contractor earnings		(4)

Other	(10)	5

Total Domestic	(27)	(80)

International:

U.K. operations:

Benefit of complete ownership of WPD (see Note 9)	29	11

Impact of changes in foreign currency exchange rates	14	1

Other	1	1

Latin America	18	(24)

Other	3	61

Total International	65	50

Unusual items	410	135

	$448	$105

The changes in net income from year to year were, in part, attributable to several unusual items with significant earnings impacts, including accounting changes, discontinued operations and infrequently occurring items. The after-tax impacts of these unusual items are shown below.

	Impact on Net Income

	2003	2002	2001

Accounting changes:

Asset retirement obligation (Note 21)	$63

Consolidation of variable interest entities (Note 22)	(27)

Goodwill impairment (Note 18)		$(150)

Pensions (Note 12)			$3

Discontinued operations (Note 9)	(20)

CEMAR-related net tax benefit (Note 5)	81

Workforce reduction (Note 20)		(24)

Write-down of generation assets (Note 9)		(26)

CEMAR operating losses (Note 9)		(23)

CEMAR impairment (Note 9)		(98)	(217)

Cancellation of generation projects (Note 9)			(88)
	Impact on Net Income

	2003	2002	2001

WPD impairment (Note 9)			(117)

Tax benefit - Teesside (Note 9)		8

Enron impact on trading (Note 17)			(8)

Enron impact - write-down investment in Teesside (Note 9)			(21)

Total	$97	$(313)	$(448)

The year to year changes in earnings components, including margins by activity and income statement line items, are discussed in the balance of the discussion in "Results of Operations."

PPL Energy Supply's future earnings could be, or will be, impacted by a number of key factors, including the following:

  Based upon current electricity and natural gas price levels, there is a risk that PPL Energy Supply may be unable to recover its investment in new gas-fired generation facilities. Under GAAP, PPL Energy Supply does not believe that there is an impairment charge to be recorded for these facilities at this time. PPL Energy Supply is unable to predict the ultimate earnings impact of this issue, based upon future energy price levels, applicable accounting rules and other factors, but such impact may be material. (See "Application of Critical Accounting Policies - Asset Impairment" for additional information.)
  PPL Energy Supply is unable to predict whether future impairments of goodwill may be required for its domestic and international investments. While no goodwill impairments were required based on the annual review performed in the fourth quarter of 2003, future impairments may occur due to determinations of fair value exceeding the carrying value of these investments. See "Application of Critical Accounting Policies - Asset Impairment" for additional information.
  Earnings in 2004 and beyond will be impacted by the consolidation of variable interest entities (as discussed in Note 22 to the Financial Statements).
  Earnings in 2005 and beyond may be impacted by a rate review of the delivery business of WPD (South West) and WPD (South Wales). WPD cannot predict the ultimate outcome of the rate review.
  PPL Energy Supply operates a synfuel facility and receives tax credits pursuant to Section 29 of the Internal Revenue Code based on its sale of synfuel to unaffiliated third-party purchasers. See Note 14 to the Financial Statements for a discussion of the IRS review of synfuel production procedures, and the projected annual earnings attributable to PPL Energy Supply 's synfuel operations.
  Future earnings may also be impacted by the ultimate exiting of the CEMAR investment (see Note 9 to the Financial Statements for additional information) or other investments.

Domestic Gross Energy Margins

The following table provides changes in income statement line items that comprise domestic gross energy margins:

	2003 vs. 2002	2002 vs. 2001

Wholesale energy marketing revenues	$178	$9

Wholesale energy marketing to affiliates	17	103

Unregulated retail electric and gas revenues	(30)	(174)

Net energy trading margins	(7)	(18)

Other revenue adjustments (a)	23	1

Total revenues	181	(79)

Fuel	35	2

Energy purchases	110	(26)

Energy purchases from affiliates	(11)	(23)

Other cost adjustments (a)	22	65

Total cost of sales	156	18

Domestic gross energy margins	$25	$(97)

(a)

Adjusted to exclude the impact of any revenues and costs not associated with domestic energy margins, in particular, revenues and energy costs related to the international operations of PPL Global. Also adjusted to include gains on sales of emission allowances, which are reflected in "Other operation and maintenance" expenses on the Statement of Income, and the reduction of the reserve for Enron receivables, as described in Note 17 to the Financial Statements.

Changes in Domestic Gross Energy Margins By Activity

Gross margin calculations are dependent on the allocation of fuel and purchased power costs to the activities listed below. That allocation is based on monthly MWh consumption levels compared to monthly MWh supply costs. Any costs specific to an activity are charged to that activity.

	2003 vs. 2002	2002 vs. 2001

Wholesale - Eastern U.S.	$67	$(64)

Wholesale - Western U.S.	49	(71)

Net energy trading	(7)	(18)

Unregulated retail	(10)	(55)

Regulated retail	(74)	111

Domestic gross energy margins	$25	$(97)

Wholesale - Eastern U.S.

Eastern U.S. wholesale margins were higher in 2003 compared to 2002 primarily due to higher volumes, which increased by 47%. The higher volumes were primarily driven by market opportunities to optimize the value of generating assets and by higher spot prices that allowed PPL Energy Supply to increase the utilization of its higher cost generating units including 699 MW of new generation that began commercial operation in mid-2002. In PJM, where the majority of PPL Energy Supply 's Eastern wholesale activity occurs, average on-peak spot market real time prices rose 34% in 2003 compared to 2002. Partially offsetting the increase in wholesale energy margins in 2003 compared to 2002, was the buyout of a NUG contract in February 2002, which reduced power purchases by $25 million.

Eastern wholesale margins were lower in 2002 compared to 2001, despite a buyout of a NUG contract in February 2002 that reduced purchased power costs by $25 million. The decline in margins was primarily attributable to the decline in wholesale prices for energy and capacity. PJM on-peak prices averaged $6/MWh less, a decline of 14%, for 2002 compared to 2001. Additionally, because new generating capability came on-line within PJM in 2002, the prices for the PJM monthly auctions for unforced capacity credits fell from an average of $100/MW-month in 2001 to an average of $38/MW-month in 2002. However, higher volumes of energy sales partially offset the decline in prices, as wholesale transactions in 2002 increased by about 33% over 2001 due to better generating unit availability.

Wholesale - Western U.S.

Western U.S. wholesale margins consist of margins in the Northwest and in the Southwest.

In the Northwest, margins were $31 million higher in 2003 compared to 2002, primarily due to higher wholesale prices. Average wholesale prices for 2003 were $6/MWh higher than prices in 2002. A favorable settlement of $3 million with Energy West Resources Inc. in June 2003 also positively impacted margins in 2003. Margins were $74 million lower in 2002 compared to 2001, primarily due to a decrease in average realized wholesale prices by $15/MWh, partially offset by a 7% increase in volumes.

In the Southwest, margins were $9 million higher in 2003 compared to 2002, primarily due to the inception of new tolling agreements in Arizona and due to an increase of average wholesale prices in 2003 by $16/MWh compared to 2002. Margins were $9 million lower in 2002 compared to 2001, primarily due to a decrease in average wholesale prices by $40/MWh. These lower prices were offset by increased sales, which were three times higher than the prior period, as a result of the Griffith Energy and Sundance facilities coming on-line in 2002.

The above explanation is exclusive of $9 million related to the 2003 partial reversal of a reserve against Enron receivables, and a 2001 charge of $12 million for the Enron bankruptcy, both of which affected gross margins. These items are discussed in further detail in Note 17 to the Financial Statements.

Net Energy Trading

PPL Energy Supply enters into certain contractual arrangements that meet the criteria of energy trading derivatives as defined by EITF 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities." These physical and financial contracts cover trading activity associated with electricity, gas and oil. The $7 million decrease in 2003 compared to 2002 was primarily due to realized electric swap losses in 2003. The $18 million decrease in 2002 compared to 2001 was primarily due to unrealized, mark-to-market gains in 2001 and lower energy margins in 2002. The physical volumes associated with energy trading were 9,100 GWh and 12.6 Bcf in 2003; 10,700 GWh and 12.4 Bcf in 2002; and 7,700 GWh and 22.4 Bcf in 2001. The amount of energy trading margins from unrealized mark-to-market transactions was not significant in 2003, 2002 and 2001.

Unregulated Retail

Unregulated retail margins declined in 2003 compared to 2002 primarily due to significantly lower electric retail prices in the Western U.S. Western U.S. retail contract prices decreased about 19% in 2003 compared to 2002. The decline in 2002 compared to 2001 was primarily due to lower revenues resulting from the expiration of contracts which were not renewed in the Eastern U.S. and due to significantly lower retail prices in the Western U.S., somewhat offset by an increase in the number of customers in the Western U.S.

Regulated Retail

Regulated retail margins in the Eastern U.S. for 2003 decreased by 9% compared to 2002, due to higher supply costs resulting from higher purchased power prices. Purchased power prices were higher because of increased gas and oil prices and an abnormally cold winter. Regulated retail margins for 2002 were 17% higher than in 2001. Higher sales volumes and higher average prices, caused by changes in usage among customer classes, provided the improved margins. In addition, lower supply costs in 2002, due to lower fuel costs and increased generating unit availability, further improved margins.

Utility Revenues

The increase (decrease) in utility revenues was attributable to the following:

	2003 vs. 2002	2002 vs. 2001

International:

Retail electric delivery (PPL Global)

U.K	$35

El Salvador	13	$4

Bolivia	1	2

Chile	18	4

Brazil	(113)	(17)

	$(46)	$(7)

The decrease for both periods was primarily due to the deconsolidation of CEMAR. (See Note 9 to the Financial Statements for additional information.)

The decrease for 2003 compared with 2002 was partially offset by:

  higher WPD revenues in the U.K. primarily due to the change in foreign currency exchange rates from period to period;
  higher revenues in El Salvador primarily due to higher volumes and higher pass-through energy costs, partially offset by a 6% tariff reduction effective January 1, 2003; and
  higher revenues in Chile primarily due to higher volumes and the consolidation of TransEmel. (See Note 9 to the Financial Statements for additional information.)

The decrease for 2002 compared with 2001 was partially offset by higher sales volumes in Chile and El Salvador.

Energy Related Businesses

Energy related businesses contributed $16 million less to operating income in 2003 compared with 2002. The decrease resulted primarily from:

  $7 million of credits recorded on development projects in 2002, due largely to a favorable settlement on the cancellation of a generation project in Washington state;
  a $5 million operating loss on some Hyder properties in the first quarter of 2003, which were subsequently sold in April 2003; and
  an $8 million decrease in Latin America revenues from lower material and construction project sales (In 2002, a Bolivian subsidiary participated in the construction of a 1,500 kilometer transmission line in rural areas.); partially offset by a $3 million improvement in contributions from mechanical contracting subsidiaries due to enhanced project controls that were implemented to minimize project overruns, offset by a continuing decline in construction markets in 2003.

Energy related businesses (when adjusted to include WPD on an equity basis) contributed $3 million less to operating income in 2002 compared with 2001. This was primarily due to:

  a $14 million benefit recorded in 2001 from an equity interest in Griffith Energy related to margins on forward electricity contracts, executed prior to commercial operation;
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

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance expenses was primarily due to:

	2003 vs. 2002	2002 vs. 2001

Decrease in domestic and international pension income	$37	$7

Higher trademark license fees from a PPL subsidiary (see Note 15)	30	8

Additional expenses of new generating facilities	28	27

Increase in WPD expenses due to increases in regulatory accounting adjustments, and resolution of purchase accounting contingencies in the second quarter of 2002 related to the Hyder acquisition	18

Increase in foreign currency exchange rates	10

Accretion expense as a result of applying SFAS 143 (see Note 21)	18

Increased operating expenses in domestic business lines and other	20	1

Outage costs associated with the turbine replacement at the Susquehanna station	7

Increase in other postretirement benefit expense	5	2

Change to account for CEMAR on the cost-method	(38)	(9)

Insurance settlements - property damage and environmental	(26)

Estimated reduction in salaries and benefits as a result of the workforce reduction initiated in 2002	(15)	(6)

Gains on sales of emission allowances	(17)	(2)

Decrease in PPL Global's administrative and general expenses		(10)

Decrease in the Clean Air Act contingency relating to generating facilities	(8)

Vacation liability adjustment in 2002 in conjunction with the workforce reduction	(6)	6

	$63	$24

The $37 million decrease in net pension income was attributable to decreased asset values at the end of 2002 and reductions in the discount rate assumptions for PPL and PPL Energy Supply domestic and international pension plans, which were the result of weakness in the financial markets during 2002. The 2002 year-end asset values and discount rates were used to measure net pension income for 2003. Through December 31, 2003, PPL Energy Supply recorded and was allocated $39 million of net pension income.

Although financial markets have improved and PPL and PPL Energy Supply domestic and international pension plans have experienced significant asset gains in 2003, interest rates on fixed-income obligations have continued to fall, requiring a further reduction in the discount rate assumption as of December 31, 2003. The reduction in the discount rate assumption has a significant impact on the measurement of plan obligations and net pension cost, which will result in PPL and PPL Energy Supply recognizing lower levels of net pension income in 2004. See Note 12 to the Financial Statements for details of the funded status of PPL's pension plans.

Depreciation

Depreciation expense decreased by $16 million in 2002 compared with 2001. Depreciation on plant additions accounted for a $15 million increase. Other impacts on depreciation were as follows:

  $14 million decrease due to extension of the Susquehanna station's depreciable life, in conjunction with the announced plan to seek an extension of its NRC operating licenses;
  $10 million decrease due to no longer recording goodwill amortization due to adoption of SFAS 142 (see Note 18); and
  $7 million decrease due to PPL Global's write-down of CEMAR assets in 2001, resulting in no depreciation being recorded on these assets in 2002.

Taxes, Other Than Income

Taxes, other than income, increased by $11 million in 2003 compared with 2002, due to higher taxes related to increases in the basis on which capital stock is calculated and higher real estate taxes in 2003.

Other Charges

Other charges of $198 million in 2002 consisted of the write-down of PPL Global's investment in CEMAR and several smaller impairment charges on other international investments (see Note 9 to the Financial Statements), the write-down of generation assets (see Note 9) and a charge for a workforce reduction program (see Note 20).

Other charges of $486 million in 2001 consisted of the write-down of international energy projects and the cancellation of generation projects (See Note 9).

Other Income - net

See Note 16 to the Financial Statements for details of other income and deductions.

Interest Expense

Interest expense decreased by $11 million in 2003 compared to 2002 primarily due to:

  a $34 million decrease in long-term debt interest from the deconsolidation of CEMAR in August 2002; and
  a $20 million decrease in short-term debt interest expense; offset by an $11 million write-off of unamortized swap costs on WPD debt restructuring in 2003;
  a $7 million increase in long-term debt interest due to the issuance of $400 million 2.625% Convertible Senior Notes;
  $5 million of interest on preferred securities of SIUK Capital Trust I due to reclassifications from adopting SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (see Note 22 to the Financial Statements for additional information);
  a $13 million decrease in capitalized interest; and
  a $7 million increase in amortization expense and other.

Interest expense increased by $36 million in 2002 compared with 2001 primarily due to:

  a $52 million increase in long-term debt interest due to a full year of interest in 2002 from the issuances of $500 million of senior unsecured notes in 2001 and debt issued by PPL Global's consolidated subsidiaries; and
  a $7 million decrease in capitalized interest; offset by
  a $23 million decrease in short-term debt interest from a decrease in short-term borrowings from affiliates.

Income Taxes

Income tax expense decreased by $81 million in 2003 compared with 2002. This decrease was due to:

  a $31 million reduction related to deferred income tax valuation allowances recorded on impairment charges on PPL Energy Supply's investment in Brazil recorded during 2002;
  an $84 million reduction in income taxes related to the tax benefit recognized in 2003 on foreign investment losses included in the 2002 federal income tax return; and
  a $2 million decrease related to additional federal synfuel tax credits recognized; offset by higher pre-tax domestic book income, resulting in a $39 million increase in income taxes.

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

Discontinued Operations

PPL Energy Supply reported a loss of $20 million in connection with the approval of a plan of sale of PPL Global's investment in a Latin American telecommunications company. See "Discontinued Operations" in Note 9 to the Financial Statements for additional information.

Cumulative Effects of Changes in Accounting Principles

In 2003, PPL Energy Supply recorded a charge of $27 million, after-tax, as a cumulative effect of a change in accounting principle in connection with the adoption of FIN 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," for certain entities. See "New Accounting Standards" for further discussion.

PPL Energy Supply adopted SFAS 143, "Accounting for Asset Retirement Obligations," effective January 1, 2003. SFAS 143 addresses the accounting for obligations associated with the retirement of tangible long-lived assets. It requires legal obligations associated with the retirement of long-lived assets to be recognized as a liability in the financial statements. Application of the new rules resulted in a cumulative effect of adoption that increased net income by $63 million in 2003. See Note 21 to the Financial Statements for additional information.

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

In 2001, PPL changed its method of amortizing unrecognized gains or losses in the annual pension expense or income determined under SFAS 87, "Employers' Accounting for Pensions." This change resulted in an allocation to PPL Energy Supply of a cumulative-effect credit of $3 million. See Note 12 to the Financial Statements for additional information.

Financial Condition

Liquidity

PPL Energy Supply is focused on maintaining a strong liquidity position and strengthening its balance sheet, thereby improving its credit profile. PPL Energy Supply believes that its cash on hand, operating cash flows, access to debt capital markets and borrowing capacity, taken as a whole, provide sufficient resources to fund its ongoing operating requirements, future security maturities and estimated future capital expenditures. PPL Energy Supply currently expects cash on hand at the end of 2004 to be approximately $200 million, with about $1.2 billion in syndicated credit facilities. However, PPL Energy Supply's cash flows from operations and its access to cost effective bank and capital markets are subject to risks and uncertainties, including but not limited to, the following:

  changes in market prices for electricity;
  changes in commodity prices that may increase the cost of producing power or decrease the amount PPL Energy Supply receives from selling power;
  price and credit risks associated with selling and marketing products in the wholesale power markets;
  ineffectiveness of trading, marketing and risk management policies and programs used to mitigate PPL Energy Supply's risk exposure to adverse energy and fuel prices, interest rates, foreign currency exchange rates and counterparty credit;
  unusual or extreme weather that may damage its international transmission and distribution facilities or effect energy sales to customers;
  reliance on transmission and distribution facilities that PPL Energy Supply does not own or control to deliver its electricity;
  unavailability of generating units (due to unscheduled or longer-than-anticipated generation outages) and the resulting loss of revenues and additional costs of replacement electricity;
  ability to recover, and timeliness and adequacy of recovery of, costs associated with international electricity delivery businesses; and
  a downgrade in PPL Energy Supply's or its rated subsidiaries' credit ratings that could negatively affect their ability to access capital and increase the cost of maintaining credit facilities and any new debt.

At December 31, 2003, PPL Energy Supply had $227 million in cash and cash equivalents and $56 million of short-term debt, as compared to $149 million in cash and cash equivalents and $928 million of short-term debt at December 31, 2002, and $815 million in cash and cash equivalents and $118 million of short-term debt at December 31, 2001. The changes in cash and cash equivalents resulted from the following:

	2003	2002	2001

Net Cash Provided by Operating Activities	$910	$651	$619

Net Cash Provided by (Used in) Investing Activities	204	(1,144)	278

Net Cash Used in Financing Activities	(1,043)	(175)	(209)

Effect of Exchange Rates on Cash & Cash Equivalents	7	2	(3)

Increase (Decrease) in Cash & Cash Equivalents	$78	$(666)	$685

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased by 40%, or $259 million, in 2003 versus 2002, reflecting higher net income adjusted for non-cash items and lower cash income taxes. In addition, 2002 included cash outlays of $152 million for the cancellation of generation projects and $50 million for the termination of a NUG contract. The higher net income in 2003 was principally driven by complete ownership in WPD, higher wholesale energy margins, lower interest expense and savings from a workforce reduction program in the U.S. that commenced in 2002.

Important elements supporting the stability of PPL Energy Supply's cash provided by operating activities are the long-term and intermediate-term commitments from wholesale and retail customers and long-term fuel supply contracts PPL Energy Supply has in place. In 2003, PPL EnergyPlus entered into several new wholesale agreements to provide capacity and/or electricity to utilities in New Jersey, Arizona and Connecticut. These agreements supplement previously existing long-term contracts with PPL Electric, NorthWestern and the Long Island Power Authority (see Note 14 to the Financial Statements for additional information). PPL Energy Supply estimates that, on average, approximately 80% of its expected annual generation output for the period 2004 through 2008 is committed under long-term and intermediate-term energy supply contracts. PPL EnergyPlus also enters into contracts under which it agrees to sell and purchase electricity, natural gas, oil and coal. These contracts often require cash collateral or other credit enhancement, or reductions or terminations of a portion or the entire contract through cash settlement in the event of a downgrade of PPL Energy Supply or the respective subsidiary's credit ratings or adverse changes in market prices. For example, in addition to limiting its trading ability, if PPL Energy Supply or its respective subsidiary's ratings were lowered to below "investment grade" and energy prices increased by 10%, PPL Energy Supply estimates that, based on its December 31, 2003 position, it would have to post collateral of approximately $490 million as compared to $421 million at December 31, 2002. PPL Energy Supply has in place risk management programs that, among other things, are designed to monitor and manage its exposure to volatility of cash flows related to changes in energy prices, interest rates, foreign currency exchange rates, counterparty credit quality and the operational performance of its generating units.

Net cash provided by operating activities in 2002 was $651 million, compared to $619 million in 2001. The $32 million increase in cash provided by operations was due to the net effect of increases in net income adjusted to a cash basis (i.e., adding back non-cash items such as depreciation, write-downs of projects and assets, change in accounting principle, etc.), partially offset by $152 million of turbine cancellation payments made in 2002, a $50 million payment to terminate a NUG contract also made in 2002, and an $89 million decrease in dividends received from unconsolidated affiliates.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities in 2003 was $204 million, compared to net cash used in investing activities of $1.1 billion in 2002. The primary reasons for the $1.3 billion increase in net cash provided by investing activities was reduced investment in generation assets and electric energy projects, the acquisition of controlling interest in WPD in 2002, and a repayment of a loan from an affiliate. The primary use of cash for investing activities is capital and investment expenditures, which are summarized by category in the table in "Capital Expenditure Requirements." In 2004, PPL Energy Supply expects to be able to fund all of its capital expenditures with cash provided by operating activities.

Net cash used in investing activities in 2002 was $1.1 billion, compared to net cash provided of $278 million in 2001. The primary reasons for the $1.4 billion increase in cash used in investing activities was due to the acquisition of the controlling interest in WPD in 2002 and a repayment of the loan from a non-consolidated affiliate in 2001.

Net Cash Used in Financing Activities

Net cash used in financing activities was $1.0 billion in 2003, compared to $175 million in 2002. The increase primarily reflected the repayment of short-term debt, retirement of long-term debt, distributions to PPL to support dividends to PPL's shareholders, and maturities and interest payments on PPL Capital Funding's debt. In 2003, PPL Energy Supply had net retirements of debt of $120 million compared with net issuances of $378 million in 2002. Net distributions to Member were $907 million in 2003 compared with $550 million in 2002.

PPL Energy Supply's debt financing activity in 2003 was as follows:

	Additions	Payments	Net

PPL Energy Supply Convertible Notes	$400		$400

PPL Energy Supply Commercial Paper (net change)		$(374)	(374)

WPD (South West) (USD equivalent)	402	(409)	(7)

WPDH Limited (USD equivalent)		(53)	(53)

Latin America Companies (USD equivalent)		(4)	(4)

Payments on amounts advanced from trustee in synthetic lease agreement and other		(82)	(82)

Total	$802	$(922)	$(120)

Debt issued during 2003 had stated interest rates ranging from 2.62% to 5.87% and maturities from 2023 through 2027. See Note 8 to the Financial Statements for more detailed information regarding PPL Energy Supply's borrowings.

In July 2003, PPL Energy Supply determined that, based on its current cash position and anticipated cash flows, it would not need to access the commercial paper markets through at least the end of 2003. As a result, PPL Energy Supply requested Standard & Poor's Ratings Services (S&P), Moody's Investors Service, Inc. (Moody's) and Fitch Ratings (Fitch) to withdraw their ratings for its currently inactive commercial paper program, which the rating agencies did effective as of July 9, 2003. This decision has not limited the ability of PPL Energy Supply to fund its short-term liquidity needs. PPL Energy Supply currently does not have any commercial paper outstanding, and it does not anticipate a need to access the commercial paper market in 2004.

At December 31, 2003, PPL Energy Supply's total committed borrowing capacity and the use of this borrowing capacity were as follows:

	Committed Capacity	Borrowed	Letters of Credit Issued (c)	Available Capacity (c)

PPL Energy Supply Credit Facilities (a)	$1,100		$87	$1,013

WPD (South West) Bank Facilities (b)	435	$48		387

Total	$1,535	$48	$87	$1,400

(a)

PPL Energy Supply's credit facilities allow for borrowings at LIBOR-based rates plus a spread, depending upon the company's public debt rating. PPL Energy Supply also has the capability to issue up to $800 million of letters of credit under its facilities, which issuance reduces available borrowing capacity.

These credit facilities contain financial covenants requiring debt to total capitalization not greater than 65% and an interest coverage ratio of not less than 2.0 times consolidated earnings before income taxes, depreciation and amortization. At December 31, 2003 and 2002, PPL Energy Supply's consolidated debt to total capitalization percentages, as calculated in accordance with its credit facilities, were 36% and 35%. At December 31, 2003 and 2002, PPL Energy Supply's interest coverage ratios, as calculated in accordance with its credit facilities, were 6.3 and 7.4. The credit agreements also contain certain representations and warranties that must be made for PPL Energy Supply to borrow under them, including, but not limited to, a material adverse change clause that relates to PPL Energy Supply's ability to perform its obligations under the credit agreements and related loan documents.

(b)

WPD (South West)'s credit facilities allow for borrowings at LIBOR-based rates plus a spread, depending upon the company's public debt rating.

These credit facilities contain financial covenants that require it to maintain an interest coverage ratio of not less than 3.0 times consolidated earnings before income taxes, depreciation and amortization, and the regulatory asset base must be £150 million greater than total gross debt, in each case as calculated in accordance with the credit facilities. At December 31, 2003 and 2002, WPD (South West)'s interest coverage ratio, as calculated in accordance with its credit lines, was 6.7 and 10.3. At December 31, 2003 and 2002, WPD (South West)'s regulatory asset base exceeded its total gross debt by £457 million and £491 million.

(c)	PPL Energy Supply and WPD (South West) have a reimbursement obligation to the extent any letters of credit are drawn upon. The letters of credit issued as of December 31, 2003 expire in 2004.

These credit agreements contain various other covenants. Failure to meet those covenants beyond applicable grace periods could result in acceleration of due dates of borrowings and/or termination of the agreements. PPL Energy Supply monitors the covenants on a regular basis. At December 31, 2003, PPL Energy Supply was in compliance with those covenants. At this time, PPL Energy Supply believes that these covenants and other borrowing conditions will not limit access to these funding sources. PPL Energy Supply intends to reduce its syndicated credit facilities to $800 million in the first quarter 2004 because of lower development and acquisition requirements related to its supply business. WPD (South West) intends to renew and extend all of its syndicated credit facilities in 2004.

Net cash used in financing activities was $175 million in 2002 compared to $209 million in 2001.

Operating Leases

PPL Energy Supply and its subsidiaries also have available funding sources that are provided through operating leases. PPL Energy Supply's subsidiaries lease vehicles, office space, land, buildings, personal computers and other equipment under master operating lease arrangements. These leasing structures provide PPL Energy Supply with additional operating and financing flexibility. The operating leases contain covenants that are typical for these agreements, such as maintaining insurance, maintaining corporate existence and timely payment of rent and other fees. Failure to meet these covenants could limit or restrict access to these funds or require early payment of obligations. At this time, PPL Energy Supply believes that these covenants will not limit access to these funding sources or cause acceleration or termination of the leases.

PPL Energy Supply, through its subsidiary PPL Montana, leases a 50% interest in Colstrip Units 1 and 2 and a 30% interest in Unit 3, under four 36-year non-cancelable operating leases. These operating leases are not recorded on PPL Energy Supply's Balance Sheet, which is in accordance with applicable accounting guidance. The leases place certain restrictions on PPL Montana's ability to incur additional debt, sell assets and declare dividends. At this time, PPL Energy Supply believes that these restrictions will not limit access to these funding sources or cause acceleration or termination of the leases. See Note 8 to the Financial Statements for a discussion of dividend restrictions related to PPL Global subsidiaries.

See Note 10 to the Financial Statements for further discussion of the operating leases.

Contractual Obligations

At December 31, 2003, the estimated contractual cash obligations of PPL Energy Supply were as follows:

Contractual Cash Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years

Long-term Debt (a)	$4,243	$6	$612	$1,068	$2,557

Capital Lease Obligations

Operating Leases (b)	775	65	111	101	498

Purchase Obligations (c)	3,166	605	1,158	575	828

Other Long-term Liabilities Reflected on the Balance Sheet under GAAP

Total Contractual Cash Obligations	$8,184	$676	$1,881	$1,744	$3,883

(a)	Reflects principal maturities only, including maturities of consolidated lease debt.
(b)

Excludes amounts for the leases of the Sundance, University Park and Lower Mt. Bethel generation facilities as the lessors were consolidated effective December 31, 2003 as a result of the adoption of FIN 46 for certain entities. See "New Accounting Standards" for further discussion.

(c)	The payments reflected herein are subject to change as certain purchase obligations included are estimates based on projected obligated quantities and/or projected pricing under the contracts.

Credit Ratings

The following table summarizes the credit ratings of PPL Energy Supply and its financing subsidiaries at December 31, 2003:

	Moody's	Standard & Poor's	Fitch

PPL Energy Supply
Issuer Rating		BBB
Senior Unsecured Notes	Baa2	BBB	BBB+
Outlook	STABLE	NEGATIVE	NEGATIVE

PPL Montana
Pass -Through Certificates	Baa3	BBB-	BBB
Outlook	Poss. Downgrade	NEGATIVE

WPDH Limited
Issuer Rating	Baa2	BBB-
Senior Unsecured Debt	Baa2	BBB-	BBB
Outlook	STABLE	NEGATIVE	STABLE

WPD LLP
Issuer Rating		BBB-
Senior Unsecured Debt	Baa2	BBB-	BBB
Capital Trust Securities*	Baa3	BB
Outlook	STABLE	NEGATIVE	STABLE

WPD (South Wales)
Issuer Rating		BBB+
Senior Unsecured Debt	Baa1	BBB+	A-
Commercial Paper		A-2	F2
Outlook	STABLE	NEGATIVE	STABLE

WPD (South West)
Issuer Rating	Baa1	BBB+
Senior Unsecured Debt		BBB+	A-
Commercial Paper	P-2	A-2	F2
Outlook	STABLE	NEGATIVE	STABLE

*	These trust preferred securities were deconsolidated effective December 31, 2003 from the Balance Sheet. See Note 22 to the Financial Statements for additional information.

Rating Agency Actions in 2003

In 2003, S&P, Moody's and Fitch reviewed the credit ratings on the debt of PPL Energy Supply and its subsidiaries. Based on their respective reviews, the rating agencies made certain ratings revisions that are described below. Management does not expect these ratings decisions to impact PPL Energy Supply and its subsidiaries' ability to raise new debt or equity capital or to have a significant impact on the cost of any new capital or the cost of maintaining their credit facilities.

The ratings of S&P, Moody's and Fitch are not a recommendation to buy, sell or hold any securities of PPL Energy Supply or its subsidiaries. Such ratings may be subject to revisions or withdrawal by the agencies at any time and should be evaluated independently of each other and any other rating that may be assigned to their securities.

PPL Energy Supply

S&P

In April 2003, S&P notified PPL Energy Supply that it affirmed the 'BBB' corporate credit rating for PPL Energy Supply and the 'A-2' commercial paper rating of PPL Energy Supply. S&P also indicated that PPL Energy Supply remains on negative outlook based on S&P's view of weak debt-protection measures due to low wholesale energy prices.

In December 2003, S&P downgraded PPL Montana's 8.903% Pass Through Certificates due 2020 to BBB- from BBB. S&P indicated that its outlook for these securities remains negative. S&P indicated that its downgrade reflects certain risks that it believes PPL Montana faces, including counterparty credit risk resulting from the Chapter 11 bankruptcy filing of NorthWestern, which is PPL Montana's largest customer. S&P noted, however, that the bankruptcy court has approved NorthWestern's request to affirm the power sales agreements with PPL Montana and that NorthWestern has strong incentives to maintain this status. See Note 14 to the Financial Statements for more detailed information regarding NorthWestern's bankruptcy filing.

Moody's

In May 2003, Moody's downgraded the credit ratings on PPL Energy Supply's senior unsecured notes, to 'Baa2' from 'Baa1'. The Moody's ratings outlook is stable for PPL Energy Supply. PPL Energy Supply's short-term debt rating was not impacted by Moody's long-term debt review.

Moody's stated that the downgrades reflect its concerns about PPL Energy Supply's modest exposure to merchant generation risk, the continued weakness in the wholesale power market and the associated financial impact on PPL Energy Supply, and concerns regarding the amount of cash flow to be generated from PPL Energy Supply's domestic operations and the free cash flow available from its regulated international assets. However, Moody's also indicated that the full requirements contract between PPL Electric and PPL EnergyPlus, which previously was approved by the PUC and which extends through December 2009, provides a predictable stream of cash flows to PPL Energy Supply during such time period. Moody's also viewed favorably certain actions taken by PPL Energy Supply, including a sizeable reduction in planned capital expenditures, the cancellation of projects under development, workforce reductions and write-downs of certain investments.

In September 2003, Moody's announced that it was placing PPL Montana's 8.903% Pass-Through Certificates due 2020 under review for possible downgrade. These securities currently are rated 'Baa3' by Moody's. Moody's stated that its review is prompted by its concerns about the credit profile of PPL Montana's largest customer, NorthWestern, and lower cash flow generation than was forecasted at the time the securities were issued in 2000. See Note 14 to the Financial Statements for additional information on NorthWestern's current situation. Management does not expect any action by Moody's based on this review to limit PPL Montana's ability to fund its short-term liquidity needs. PPL Montana has no plans to raise new long-term debt. Any ratings downgrade by Moody's would have an insignificant impact on PPL Montana's cost of maintaining the credit facility that it has in place with its affiliate. In addition, management does not expect any ratings downgrade by Moody's based on this review to have any adverse impact on the credit ratings of PPL Energy Supply.

Fitch

In May 2003, Fitch notified PPL Energy Supply that it affirmed the 'BBB+' rating of PPL Energy Supply's senior unsecured debt and the 'F2' rating of its commercial paper, and that it placed PPL Energy Supply on negative outlook.

Fitch indicated that the change in outlook for PPL Energy Supply results from the increase during 2002 in PPL Energy Supply's generation asset portfolio that is dependent on merchant generation, continued weakness in U.S. merchant energy markets and exposure to international distribution assets primarily in Latin America and the U.K. However, Fitch noted that PPL Energy Supply derives significant earnings and cash flow from long-term supply contracts, including the full requirements contract between PPL Electric and PPL EnergyPlus, that on average account for about 70% of PPL Energy Supply's gross margin over the next five years.

WPD and Subsidiaries

In February 2003, Moody's confirmed the ratings of WPDH Limited at 'Baa2' and WPD (South West) and WPD (South Wales) at 'Baa1', and downgraded WPD LLP from 'Baa1' to 'Baa2' and SIUK Capital Trust I from 'Baa2' to 'Baa3'. The outlook on all ratings was stable. In March 2003, S&P assigned its 'BBB+' senior unsecured debt rating to the £200 million bonds issued by WPD (South West). At the same time, the 'BBB+' and 'A-2' corporate credit ratings on SIUK Limited were withdrawn as a result of the acquisition of its debt by WPD LLP. S&P assigned its 'BBB' long-term and 'A-2' short-term corporate credit ratings to WPD LLP, in line with the ratings on the rest of the WPD group.

Following a review of holding companies of U.K., regulated utilities, in July 2003 S&P downgraded the long-term ratings from 'BBB' to 'BBB-' and short-term ratings from 'A-2' to 'A-3' for both WPDH Limited and WPD LLP, and retained a negative outlook. At the same time, S&P reaffirmed the credit ratings for WPD (South West) and WPD (South Wales) at 'BBB+'. S&P stated that this is in line with S&P U.K.'s recently announced implementation of a new methodology related to U.K. electric distribution holding companies, whereby electric distribution operating companies rated in the 'BBB' category will have the parent holding company (WPDH Limited) notched down by two categories from the operating company rating level. WPD's management does not expect the placement of WPD on negative outlook to limit its ability to fund its short-term liquidity needs or access to new long-term debt or to impact the cost of any new long-term debt.

Off-Balance Sheet Arrangements

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

PPL Energy Supply has entered into certain guarantee agreements that are within the scope of FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34." See Note 14 to the Financial Statements for a discussion on guarantees.

Risk Management - Energy Marketing & Trading and Other

Market Risk

Background

Market risk is the potential loss PPL Energy Supply may incur as a result of price changes associated with a particular financial or commodity instrument. PPL Energy Supply is exposed to market risk from:

  commodity price risk for energy and energy-related products associated with the sale of electricity, the purchase of fuel for the generating assets, and energy trading activities;
  interest rate risk associated with variable-rate debt and the fair value of fixed-rate debt used to finance operations, as well as the fair value of debt securities invested in by PPL Energy Supply's nuclear decommissioning fund;
  foreign currency exchange rate risk associated with investments in affiliates in Latin America and Europe, as well as purchases of equipment in currencies other than U.S. dollars; and
  equity securities price risk associated with the fair value of equity securities invested in by PPL Energy Supply's nuclear decommissioning fund.

PPL Energy Supply has a risk management policy approved by PPL's Board of Directors to manage market risk and counterparty credit risk. (Credit risk is discussed below.) The RMC, comprised of senior management and chaired by the Vice President-Risk Management, oversees the risk management function. Key risk control activities designed to monitor compliance with risk policies and detailed programs include, but are not limited to, credit review and approval, validation of transactions and market prices, verification of risk and transaction limits, sensitivity analyses, and daily portfolio reporting, including open positions, mark-to-market valuations and other risk measurement metrics. In addition, efforts are ongoing to develop systems to improve the timeliness, quality and breadth of market and credit risk information.

The forward-looking information presented below provides estimates of what may occur in the future, assuming certain adverse market conditions, due to reliance on model assumptions. Actual future results may differ materially from those presented. These disclosures are not precise indicators of expected future losses, but only indicators of reasonably possible losses.

Contract Valuation

PPL Energy Supply utilizes forward contracts, futures contracts, options, swaps and tolling agreements as part of its risk management strategy to minimize unanticipated fluctuations in earnings caused by commodity price, interest rate and foreign currency volatility. When available, quoted market prices are used to determine the fair value of a commodity or financial instrument. This may include exchange prices, the average mid-point bid/ask spreads obtained from brokers, or an independent valuation by an external source, such as a bank. However, market prices for energy or energy-related contracts may not be readily determinable because of market illiquidity. If no active trading market exists, contracts are valued using internally developed models, which are then reviewed by an independent, internal group. Although PPL Energy Supply believes that its valuation methods are reasonable, changes in the underlying assumptions could result in significantly different values and realization in future periods.

To record derivatives at their fair value, PPL Energy Supply discounts the forward values using LIBOR. Additionally, PPL Energy Supply reduces derivative assets' carrying values to recognize differences in counterparty credit quality and potential illiquidity in the market:

  The credit adjustment takes into account the probability of default, as calculated by an independent service, for each counterparty that has an out-of-the money position with PPL Energy Supply.
  The liquidity adjustment takes into account the fact that it may not be appropriate to value contracts at the midpoint of the bid/ask spread. PPL Energy Supply might have to accept the "bid" price if PPL Energy Supply wanted to close an open sales position or PPL Energy Supply might have to accept the "ask" price if PPL Energy Supply wanted to close an open purchase position.

Accounting and Reporting

PPL Energy Supply follows the provisions of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," and SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," and interpreted by DIG issues (together, "SFAS 133"), EITF 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities," and EITF 03-11, "Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to FASB Statement No. 133 and Not 'Held for Trading Purposes' as Defined in Issue No. 02-3," to account for and report on contracts entered into to manage market risk. SFAS 133 requires that all derivative instruments be recorded at fair value on the balance sheet as an asset or liability (unless they meet SFAS 133's criteria for exclusion) and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

In April 2003, the FASB issued SFAS 149, which amends and clarifies SFAS 133 to improve financial accounting and reporting for derivative instruments and hedging activities. To ensure that contracts with comparable characteristics are accounted for similarly, SFAS 149 clarifies the circumstances under which a contract with an initial net investment meets the characteristics of a derivative, clarifies when a derivative contains a financing component, amends the definition of an "underlying" and amends certain other existing pronouncements. Additionally, SFAS 149 placed additional limitations on the use of the normal purchase or normal sale exception. SFAS 149 was effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003, except certain provisions relating to forward purchases or sales of when-issued securities or other securities that did not yet exist. PPL Energy Supply adopted SFAS 149 as of July 1, 2003. The adoption of SFAS 149 did not have a significant impact on PPL Energy Supply.

PPL Energy Supply adopted the final provisions of EITF 02-3 during the fourth quarter of 2002. As such, PPL Energy Supply now reflects its net realized and unrealized gains and losses associated with all derivatives that are held for trading purposes in the "Net energy trading margins" line on the Statement of Income. Non-derivative contracts that met the definition of energy trading activities as defined by EITF 98-10, "Accounting for Energy Trading and Risk Management Activities" are reflected in the financial statements using the accrual method of accounting. Under the accrual method of accounting, unrealized gains and losses are not reflected in the financial statements. Prior periods were reclassified. No cumulative effect adjustment was required upon adoption.

PPL Energy Supply has adopted the final provisions of EITF 03-11 prospectively as of October 1, 2003. As a result of this adoption, non-trading bilateral sales of electricity at major market delivery points are netted with purchases that offset the sales at those same delivery points. A major market delivery point is any delivery point with liquid pricing available. See Note 17 to the Financial Statements for the impact of the adoption of EITF 03-11.

PPL Energy Supply's short-term derivative contracts are recorded as "Price risk management assets" and "Price risk management liabilities" on the Balance Sheet. Long-term derivative contracts are included in "Other Noncurrent Assets - Other" and "Deferred Credits and Other Noncurrent Liabilities - Other."

Accounting Designation

Energy contracts that do not qualify as derivatives receive accrual accounting. For energy contracts that meet the definition of a derivative, the circumstances and intent existing at the time that energy transactions are entered into determine their accounting designation. These designations are verified by PPL Energy Supply's risk control group on a daily basis. The following is a summary of the guidelines that have been provided to the traders who are responsible for contract designation for derivative energy contracts due to the adoption of SFAS 149:

  Any wholesale and retail contracts to sell or buy electricity and the related capacity that are expected to be delivered from PPL's generation or that are approved by the RMC to fulfill a strategic element of PPL's overall marketing strategy are considered "normal." These transactions are not recorded in the financial statements and have no earnings impact until delivery.
  Physical electricity-only transactions can receive cash flow hedge treatment if all of the qualifications under SFAS 133 are met. Any unrealized gains or losses on transactions receiving cash flow hedge treatment are recorded in other comprehensive income. These unrealized gains and losses become realized when the contracts settle and are recognized in income when the hedged transactions occur.
  Physical electricity purchases that increase PPL Energy Supply's long position and any energy sale or purchase judged a "market call" are considered speculative, with unrealized gains or losses recorded immediately through earnings.
  Financial transactions, which can be settled in cash, cannot be considered "normal" because they do not require physical delivery. These transactions receive cash flow hedge treatment if they lock-in the price PPL Energy Supply will receive or pay for energy expected to be generated or purchased in the spot market. Any unrealized gains or losses on transactions that receive cash flow hedge treatment are recorded in other comprehensive income. These unrealized gains and losses become realized when the contracts settle and are recognized in income when the hedged transactions occur.
  Physical and financial transactions for gas and oil to meet fuel and retail requirements can receive cash flow hedge treatment if they lock-in the price PPL Energy Supply will pay in the spot market. Any unrealized gains or losses on transactions receiving cash flow hedge treatment are recorded in other comprehensive income. These unrealized gains and losses become realized when the contracts settle and are recognized in income when the hedged transactions occur.
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

  Transactions to lock-in an interest rate prior to a debt issuance are considered cash flow hedges. Any unrealized gains or losses on transactions receiving cash flow hedge treatment are recorded in other comprehensive income and are amortized as a component of interest expense over the life of the debt.
  Transactions entered into to hedge fluctuations in the value of existing debt are considered fair value hedges with no earnings impact until the debt is terminated because the hedged debt is also marked to market.
  Transactions entered into to hedge the value of a net investment of foreign operations are considered net investment hedges. To the extent that the derivatives are highly effective at hedging the value of the net investment, gains and losses are recorded in other comprehensive income/loss and will not be recorded in earnings until the investment is disposed of.
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

Within PPL Energy Supply's hedge portfolio, the decision to enter into energy contracts hinges on the expected value of PPL Energy Supply's generation. To address this risk, PPL Energy Supply takes a conservative approach in determining the number of MWhs that are available to be sold forward. In this regard, PPL Energy Supply reduces the maximum potential output that a plant may produce by three factors - planned maintenance, unplanned outages and economic conditions. The potential output of a plant is first reduced by the amount of unavailable generation due to planned maintenance on a particular unit. Another reduction, representing the unplanned outage rate, is the amount of MWhs that historically are not produced by a plant due to such factors as equipment breakage. Finally, the potential output of certain plants (like peaking units) are reduced because their higher cost of production will not allow them to economically run during all hours.

PPL Energy Supply's non-trading portfolio also includes full requirements energy contracts. The net obligation to serve these contracts changes minute by minute. PPL Energy Supply analyzes historical on-peak and off-peak usage patterns, as well as spot prices and weather patterns, to determine a monthly level of a block of electricity that best fits the usage patterns in order to minimize earnings volatility. On a forward basis, PPL Energy Supply reserves a block amount of generation for full requirements energy contracts that is expected to be the best match with their anticipated usage patterns and energy peaks. Anticipated usage patterns and peaks are affected by expected load growth, regional economic drivers and seasonality.

PPL Energy Supply's commodity derivative contracts that qualify for hedge accounting treatment mature at various times through 2010. The following chart sets forth PPL Energy Supply's net fair market value of these contracts as of December 31, 2003.

Gains/(Losses)
Fair value of contracts outstanding at the beginning of the year	$58

Contracts realized or otherwise settled during the year	(64)

Fair value of new contracts at inception

Other changes in fair values	92

Fair value of contracts outstanding at the end of the year	$86

During 2003, PPL Energy Supply realized or otherwise settled net gains of approximately $64 million related to contracts entered into prior to January 1, 2003. This amount does not reflect intra-quarter contracts that were entered into and settled during the period.

"Other changes in fair values," a gain of approximately $92 million, represents changes in the market value that occurred during 2003 for contracts that were outstanding at the end of 2003.

The following chart segregates estimated fair values of PPL Energy Supply's commodity derivative contracts that qualify for hedge accounting treatment at December 31, 2003 based on whether the fair values are determined by quoted market prices or other more subjective means.

	Fair Value of Contracts at Period-End Gains/(Losses)

	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 3-5 Years	Maturity in Excess of 5 Years	Total Fair Value

Source of Fair Value

Prices actively quoted	$7	$1			$8

Prices provided by other external sources	47	32	$(1)		78

Prices based on models and other valuation methods

Fair value of contracts outstanding at the end of the period	$54	$33	$(1)		$86

The "Prices actively quoted" category includes the fair value of exchange-traded natural gas futures contracts quoted on the New York Mercantile Exchange (NYMEX). The NYMEX has currently quoted prices through 2010.

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

As of December 31, 2003, PPL Energy Supply estimated that a 10% adverse movement in market prices across all geographic areas and time periods would have decreased the value of the commodity contracts in its non-trading portfolio by approximately $146 million, which is equal to the estimated decrease at December 31, 2002. However, the change in the value of the non-trading portfolio would have been substantially offset by an increase in the value of the underlying commodity, the electricity generated, because these contracts serve to reduce the market risk inherent in the generation of electricity. Additionally, the value of PPL Energy Supply's unsold generation would be improved. Because PPL Energy Supply's electricity portfolio is generally in a net sales position, the adverse movement in prices is usually an increase in prices. Conversely, because PPL Energy Supply's commodity fuels portfolio is generally in a net purchase position, the adverse movement in prices is usually a decrease in prices. If both of these scenarios happened, the implied margins for the unsold generation would increase.

PPL Energy Supply also executes energy contracts to take advantage of market opportunities. As a result, PPL Energy Supply may at times create a net open position in its portfolio that could result in significant losses if prices do not move in the manner or direction anticipated. The margins from these trading activities are shown in the Statement of Income as "Net energy trading margins."

PPL Energy Supply's trading contracts mature at various times through 2005. The following chart sets forth PPL Energy Supply's net fair market value of trading contracts as of December 31, 2003:

Gains/(Losses)

Fair value of contracts outstanding at the beginning of the year	$(6)

Contracts realized or otherwise settled during the year	21

Fair value of new contracts at inception	1

Other changes in fair values	(13)

Fair value of contracts outstanding at the end of the year	$3

During 2002, PPL Energy Supply realized or otherwise settled net losses of approximately $21 million related to contracts entered into prior to January 1, 2003. This amount does not reflect intra-year contracts that were entered into and settled during the period.

The fair value of new contracts at inception is usually zero, because they are entered into at current market prices. However, when PPL Energy Supply enters into an option contract, a premium is paid or received. PPL Energy Supply paid $1 million, net, during 2003 for these option contracts.

"Other changes in fair values," a loss of approximately $13 million, represent changes in the market value of contracts outstanding at the end of 2003.

As of December 31, 2003, the net gain on PPL Energy Supply's trading activities expected to be recognized in earnings during the next three months is approximately $2 million.

The following chart segregates estimated fair values of PPL Energy Supply's trading portfolio at December 31, 2003 based on whether the fair values are determined by quoted market prices or other more subjective means.

	Fair Value of Contracts at Period-End Gains/(Losses)

	Maturity Less Than 1 year	Maturity 1-3 years	Maturity 3-5 years	Maturity in Excess of 5 Years	Total Fair Value

Source of Fair Value

Prices actively quoted

Prices provided by other external sources

Prices based on models and other valuation methods	$3				$3

Fair value of contracts outstanding at the end of the period	$3				$3

The "Prices actively quoted" category includes the fair value of exchange-traded natural gas futures contracts quoted on the New York Mercantile Exchange (NYMEX). The NYMEX has currently quoted prices through 2010.

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

As of December 31, 2003, PPL Energy Supply estimated that a 10% adverse movement in market prices across all geographic areas and time periods would have decreased the value of the commodity contracts in its trading portfolio by $3 million compared to a decrease of $7 million at December 31, 2002.

In accordance with its marketing strategy, PPL Energy Supply does not completely hedge its generation output or fuel requirements. PPL Energy Supply estimates that for its entire portfolio, including all generation and physical and financial energy positions, a 10% adverse change in power prices across all geographic zones and time periods will decrease expected 2004 gross margins by about $3 million. Similarly, a 10% adverse movement in all fossil fuel prices will decrease 2004 gross margins by $15 million.

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

At December 31, 2003, PPL Energy Supply's potential annual exposure to increased interest expense, based on a 10% increase in interest rates was insignificant, compared to $1 million at December 31, 2002.

PPL Energy Supply is also exposed to changes in the fair value of its debt portfolio. At December 31, 2003, PPL Energy Supply estimated that its potential exposure to a change in the fair value of its debt portfolio, through a 10% adverse movement in interest rates, was $125 million, compared to $79 million at December 31, 2002.

PPL and PPL Energy Supply utilize various risk management instruments to reduce PPL Energy Supply's exposure to adverse interest rate movements for future anticipated financings. While PPL Energy Supply is exposed to changes in the fair value of these instruments, they are designed such that any economic loss in value should be offset by interest rate savings at the time the future anticipated financing is completed. At December 31, 2003, PPL Energy Supply estimated that its potential exposure to a change in the fair value of these instruments, through a 10% adverse movement in interest rates, was $1 million. At December 31, 2002, PPL Energy Supply had not entered into any such instruments.

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

PPL holds contracts for the forward purchase of 26 million euros to pay for certain equipment of PPL Susquehanna in 2004. The estimated value of these forward purchases as of December 31, 2003, being the amount PPL would receive to terminate them, was $1 million.

PPL executed forward sale transactions for £25 million to hedge a portion of its net investment in WPDH Limited. The estimated value of these agreements as of December 31, 2003 was $4 million, being the amount PPL would pay to terminate the transactions.

PPL executed forward sale transactions for 3.1 billion Chilean pesos to hedge a portion of its net investment in its subsidiary that owns CGE. The estimated value of these agreements as of December 31, 2003 was $1 million, being the amount PPL would pay to terminate the transactions.

To protect expected income in Chilean pesos, PPL entered into average rate options for 2.4 billion Chilean pesos. At December 31, 2003, the market value of these positions, representing the amount PPL would pay to terminate them, was insignificant.

WPDH Limited executed cross-currency swaps totaling $1.5 billion to hedge the interest payments and value of its U.S. dollar-denominated bonds. The estimated value of this position on December 31, 2003, being the amount PPL Energy Supply would pay to terminate them, including accrued interest, was $84 million.

On the Statement of Income, gains and loses associated with hedges of interest payments are reflected in "Interest Expense." Gains and losses associated with the purchase of equipment are reflected in "Depreciation." Gains and losses associated with net investment hedges remain in accumulated other comprehensive loss on the Balance Sheet until the investment is disposed.

Nuclear Decommissioning Fund - Securities Price Risk

In connection with certain NRC requirements, PPL Susquehanna maintains trust funds to fund certain costs of decommissioning the Susquehanna station. As of December 31, 2003, these funds were invested primarily in domestic equity securities and fixed-rate, fixed-income securities and are reflected at fair value on PPL Energy Supply's Balance Sheet. The mix of securities is designed to provide returns to be used to fund Susquehanna's decommissioning and to compensate for inflationary increases in decommissioning costs. However, the equity securities included in the trusts are exposed to price fluctuation in equity markets, and the values of fixed-rate, fixed-income securities are exposed to changes in interest rates. PPL Susquehanna actively monitors the investment performance and periodically reviews asset allocation in accordance with its nuclear decommissioning trust policy statement. At December 31, 2003, a hypothetical 10% increase in interest rates and a 10% decrease in equity prices would have resulted in an estimated $24 million reduction in the fair value of the trust assets, as compared to a $16 million reduction at December 31, 2002.

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

Credit Risk

Credit risk relates to the risk of loss that PPL Energy Supply would incur as a result of non-performance by counterparties of their contractual obligations. PPL Energy Supply maintains credit policies and procedures with respect to counterparties (including requirements that counterparties maintain certain credit ratings criteria) and requires other assurances in the form of credit support or collateral in certain circumstances in order to limit counterparty credit risk. However, PPL Energy Supply has concentrations of suppliers and customers among electric utilities, natural gas distribution companies and other energy marketing and trading companies. These concentrations of counterparties may impact PPL Energy Supply's overall exposure to credit risk, either positively or negatively, in that counterparties may be similarly affected by changes in economic, regulatory or other conditions. As discussed above under "Contract Valuation," PPL Energy Supply records certain non-performance reserves to reflect the probability that a counterparty with contracts that are out of the money (from the counterparty's standpoint) will default in its performance, in which case PPL Energy Supply would have to sell into a lower-priced market or purchase from a higher-priced market. These reserves are reflected in the fair value of assets recorded in "Price risk management assets" on the Balance Sheet. PPL Energy Supply also records reserves to reflect the probability that a counterparty will not make payments for deliveries PPL Energy Supply has made but not yet billed. These reserves are reflected in "Unbilled revenues" on the Balance Sheet. PPL Energy Supply has also established a reserve with respect to certain sales to the California ISO for which PPL Energy Supply has not yet been paid, as well as a reserve related to PPL Energy Supply's exposure as a result of the Enron bankruptcy, which are reflected in "Accounts receivable" on the Balance Sheet. See Notes 14 and 17 to the Financial Statements.

Related Party Transactions

PPL Energy Supply is not aware of any material ownership interests or operating responsibility by senior management of PPL Energy Supply or PPL Montana in outside partnerships, including leasing transactions with variable interest entities, or other entities doing business with PPL Energy Supply.

For additional information on related party accounting transactions, see Note 15 to the Financial Statements.

Capital Expenditure Requirements

The schedule below shows PPL Energy Supply's current capital expenditure projections for the years 2004-2008 and actual spending for the year 2003:

	Actual	Projected

	2003	2004	2005	2006	2007	2008

Construction expenditures (a) (b)

Generating facilities (c)	$300	$167	$193	$161	$194	$180

Transmission and distribution facilities	226	249	221	220	244	253

Environmental	21	3	10	30	72	100

Other	12	20	2	2	2	2

Total Construction Expenditures	559	439	426	413	512	535

Nuclear fuel	53	56	59	62	63	64

Total Capital Expenditures	$612	$495	$485	$475	$575	$599

(a)	Construction expenditures include capitalized interest, which is expected to be less than $10 million in each of the years 2004-2008.
(b)	This information excludes any investments by PPL Global for new projects.
(c)

Expenditures for generating facilities in 2003 include $116 million for facilities under synthetic lease agreements that had been reflected off-balance sheet prior to December 31, 2003. Projected capital expenditures on these facilities are also included for the years 2004 through 2008.

PPL Energy Supply's capital expenditure projections for the years 2004-2008 total about $2.6 billion. Capital expenditure plans are revised periodically to reflect changes in market, and asset regulatory conditions. PPL Energy Supply also leases vehicles, personal computers and other equipment, as described in Note 10 to the Financial Statements. See Note 14 for additional information regarding potential capital expenditures for environmental projects.

Acquisitions, Development and Divestitures

From time-to-time, PPL Energy Supply and its subsidiaries are involved in negotiations with third parties regarding acquisitions, joint ventures and other arrangements which may or may not result in definitive agreements. See Note 9 to the Financial Statements for information regarding recent acquisitions and development activities.

At December 31, 2003, PPL Global had investments in foreign facilities, including consolidated investments in WPD, Emel, EC and others. See Note 3 to the Financial Statements for information on unconsolidated investments accounted for under the equity method.

PPL Global is exploring potential sale opportunities for its interest in CGE, within the context of an on-going review of its international minority ownership investments.

At December 31, 2003, PPL Energy Supply had domestic generation projects under development which will provide 663 MW of additional generation.

PPL Energy Supply is continuously reexamining development projects based on market conditions and other factors to determine whether to proceed with these projects, sell them, cancel them, expand them, execute tolling agreements or pursue other opportunities.

Environmental Matters

See Note 14 to the Financial Statements for a discussion of environmental matters.

Competition

See Item 1, "Business - Competition," for additional information.

New Accounting Standards

FIN 46 and FIN 46(R)

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 clarifies that variable interest entities, as defined therein, that do not disperse risks among the parties involved should be consolidated by the entity that is determined to be the primary beneficiary. FIN 46 also requires certain disclosures to be made by the primary beneficiary and by an enterprise that holds a significant variable interest in a variable interest entity but is not the primary beneficiary. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after January 31, 2003. For variable interest entities in which an enterprise holds a variable interest that was acquired before February 1, 2003, FIN 46 was originally required to be adopted no later than the first fiscal year or interim period beginning after June 15, 2003. However, in October 2003, the FASB issued FSP FIN 46-6, "Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities," which delayed the effective date for applying the provisions of FIN 46 to interests held by public entities in variable interest entities or potential variable interest entities created before February 1, 2003 until the end of the first interim period ending after December 15, 2003.

In December 2003, the FASB revised FIN 46 by issuing Interpretation No. 46 (revised December 2003), which is known as FIN 46(R) and replaces FIN 46. FIN 46(R) does not change the general consolidation concepts of FIN 46. Among other things, FIN 46(R) again changes the effective date for applying the provisions of FIN 46 to certain entities, clarifies certain provisions of FIN 46 and provides additional scope exceptions for certain types of businesses. For entities to which the provisions of FIN 46 have not been applied as of December 24, 2003, FIN 46(R) provides that a public entity that is not a small business issuer should apply the provisions of FIN 46 or FIN 46(R) as follows: (i) FIN 46(R) shall be applied to all entities no later than the end of the first reporting period that ends after March 15, 2004 and (ii) FIN 46 or FIN 46(R) should be applied to entities that are considered to be SPEs no later than the end of the first reporting period that ends after December 15, 2003.

As permitted by FIN 46(R), PPL Energy Supply adopted FIN 46 effective December 31, 2003 for entities created before February 1, 2003 that are considered to be SPEs. This adoption resulted in the consolidation of the lessors under the operating leases for the Sundance, University Park and Lower Mt. Bethel generation facilities, as well as the deconsolidation of a wholly-owned trust. See below for further discussion. Also, as permitted by FIN 46(R), PPL Energy Supply deferred the application of FIN 46 for other entities and plans to adopt FIN 46(R) for all entities on March 31, 2004.

PPL Energy Supply is in the process of evaluating entities in which it holds a variable interest in accordance with FIN 46(R). PPL Energy Supply is currently not aware of any variable interest entities that are not consolidated as of December 31, 2003 but which it will be required to consolidate in accordance with FIN 46(R) effective March 31, 2004. As it continues to evaluate the impact of applying FIN 46(R), PPL Energy Supply may identify additional entities that it would need to consolidate.

Additional Entities Consolidated

The lessors under the operating leases for the Sundance, University Park and Lower Mt. Bethel generation facilities are variable interest entities that are considered to be SPEs. PPL Energy Supply is the primary beneficiary of these entities. Consequently, PPL Energy Supply was required to consolidate the financial statements of the lessors effective December 31, 2003. Upon initial consolidation, PPL Energy Supply recognized $1.1 billion of additional assets and liabilities on its balance sheet and a charge of $27 million, after-tax, as a cumulative effect of a change in accounting principle. The additional assets consist principally of the generation facilities, and the additional liabilities consist principally of the lease financing. See Note 10 to the Financial Statements for a discussion of the leases.

Entities Deconsolidated

Effective December 31, 2003, PPL Energy Supply deconsolidated SIUK Capital Trust I. This trust is considered to be an SPE and was deconsolidated because PPL Energy Supply is not the primary beneficiary of the trust under current interpretations of FIN 46. Therefore, the "Company-obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely Company Debentures" amounting to $86 million, which would have been recorded as a component of long-term debt in 2003 in accordance with SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," if the trust was consolidated, are not reflected in PPL Energy Supply's Balance Sheet at December 31, 2003. Instead, the subordinated debt securities that support the trust preferred securities are reflected in "Long-term Debt with Affiliate Trust" as of December 31, 2003. See below for further discussion.

SIUK Capital Trust I holds subordinated debt securities of WPD LLP. As a result of deconsolidating the trust, the subordinated debt securities are no longer eliminated in the consolidated financial statements. As of December 31, 2003, $89 million is reflected as "Long-term Debt with Affiliate Trust" in PPL Energy Supply's Balance Sheet.

The effect on the Balance Sheet as a result of deconsolidating the trust was an increase in both total assets and total liabilities of $3 million. The increase in assets relates to the investment in the common securities of the trust, which is no longer eliminated in the consolidated financial statements. The increase in liabilities consists primarily of the difference between the carrying value of the preferred securities issued by the trust compared to the carrying value of the subordinated debt securities of WPD LLP. The deconsolidation of the trust did not impact the earnings of PPL Energy Supply.

See the Statement of Company-obligated Mandatorily Redeemable Securities contained in the Financial Statements for a discussion of the trust and its preferred securities, as well as the subordinated debt securities issued to the trust.

Other

See Note 22 to the Financial Statements for information on other new accounting standards adopted in 2003 or pending adoption.

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

1)  Price Risk Management

See "Risk Management - Energy Marketing & Trading and Other" in Financial Condition.

2)  Pension and Other Postretirement Benefits

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
  Expected Return on Plan Assets - Management projects the future return on plan assets considering prior performance, but primarily based upon the plans' mix of assets and expectations for the long-term returns on those asset classes. These projected returns reduce the net benefit costs the company will record currently.
  Rate of Compensation Increase - Management projects employees' annual pay increases, which are used to project employees' pension benefits at retirement.
  Health Care Cost Trend Rate - Management projects the expected increases in the cost of health care.

In selecting discount rates, PPL and PPL Energy Supply consider fixed-income security yield rates. At December 31, 2003, PPL and PPL Energy Supply decreased the discount rate for their domestic plans from 6.75% to 6.25% as a result of decreased fixed-income security returns. For its international plans, PPL Energy Supply decreased the discount rate for its international plans from 5.75% to 5.50% at December 31, 2003.

In selecting an expected return on plan assets, PPL and PPL Energy Supply consider past performance and economic forecasts for the types of investments held by the plan. At December 31, 2003, PPL and PPL Energy Supply's expected return on plan assets for their domestic pension plans remained at 9.0%. For its international plans, PPL Energy Supply maintained a weighted average of 8.30% as the expected return on plan assets at December 31, 2003.

In selecting a rate of compensation increase, PPL and PPL Energy Supply consider tax implications, past experience in light of movements in inflation rates. At December 31, 2003, PPL and PPL Energy Supply's rates of compensation increase remained at 4.0% for their domestic plans. For its international plans, PPL Energy Supply's rate of compensation increase remained at 3.75% at December 31, 2003.

In selecting health care cost trend rates, PPL and PPL Energy Supply consider past performance and forecasts of health care costs. At December 31, 2003, PPL and PPL Energy Supply's health care cost trend rates were 11% for 2004, gradually declining to 5.0% for 2010.

A variance in the assumptions listed above could have a significant impact on projected benefit obligations, accrued pension and other postretirement benefit liabilities, reported annual net periodic pension and other postretirement benefit cost and other comprehensive income (OCI). The following chart reflects the sensitivities associated with a change in certain assumptions. While the chart below reflects either an increase or decrease in each assumption, the inverse of this change would impact the projected benefit obligation, accrued pension and other postretirement benefit liabilities, reported annual net periodic pension and other postretirement benefit cost and OCI by a similar amount in the opposite direction. Each sensitivity below reflects an evaluation of the change based solely on a change in that assumption.

	Increase/(Decrease)

Actuarial Assumption	Change in Assumption	Impact on Obligation	Impact on Liabilities (a)	Impact on Cost	Impact on OCI

Discount Rate	(0.25)%	$114	$2	$2	$89

Expected Return on Plan Assets	(0.25)%	N/A	7	7

Rate of Compensation Increase	0.25%	10	2	2

Health Care Cost Trend Rate (b)	1.0%	11	1	1	N/A

(a)	Excludes the impact of additional minimum liability
(b)	Only impacts other postretirement benefits

At December 31, 2003, PPL Energy Supply had been allocated and recognized accrued pension and other postretirement benefit liabilities totaling $332 million, included in "Deferred Credits and Other Noncurrent Liabilities - Other" on the Balance Sheet. At December 31, 2003, PPL Energy Supply had been allocated $1 million of prepaid postretirement benefit costs included in "Prepayments" on the Balance Sheet.

In 2003, PPL Energy Supply was allocated and recognized net periodic pension and other postretirement income credited to operating expenses of $24 million. This amount represents a $34 million decrease versus the credit recognized during 2002. This decrease was primarily due to the decrease in the discount rate at December 31, 2002.

As a result of the decrease in the assumed discount rate at December 31, 2003, PPL Energy Supply was required to increase its recognized additional minimum pension liability. Recording the change in the additional minimum liability resulted in a $12 million increase to the pension-related charge to OCI, net of taxes, translation adjustment and unrecognized prior service costs, with no effect on net income. This charge increased the pension related balance in OCI, which is a reduction to Member's Equity, to $309 million at December 31, 2003. The charges to OCI will reverse in future periods if the fair value of trust assets exceeds the accumulated benefit obligation.

Refer to Note 12 to the Financial Statements for additional information regarding pension and other postretirement benefits.

3)  Asset Impairment

PPL Energy Supply and its subsidiaries review long-lived assets for impairment when events or circumstances indicate carrying amounts may not be recoverable. Assets subject to this review, for which impairments have been recorded in 2003 or prior years, include international equity investments, new generation assets, consolidated international energy projects and goodwill.

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

In determining asset impairments, management must make significant judgments and estimates to calculate the fair value of an investment. Fair value is developed through consideration of several valuation methods including comparison to market multiples, comparison to similar recent sales transactions, comparison to replacement cost and discounted cash flow. Discounted cash flow is calculated by estimating future cash flow streams, applying appropriate discount rates to determine the present values of the cash flow streams, and then assessing the probability of the various cash flow scenarios. The impairment is then recorded based on the excess of the carrying value of the investment over fair value. Changes in assumptions and estimates included within the impairment reviews could result in significantly different results than those identified and recorded in the financial statements.

During 2003, PPL Energy Supply and its subsidiaries evaluated gas-fired generation assets for impairment, as events and circumstances indicated that the carrying value of these investments may not be recoverable. PPL Energy Supply did not record an impairment of its new gas-fired generation assets in 2003. For these impairment analyses, the most significant assumption was the estimate of future cash flows. PPL Energy Supply estimates future cash flow using information from its corporate business plan adjusted for any recent sales or purchase commitments. Key factors that impact cash flows include projected prices for electricity and gas as well as firm sales and purchase commitments. A 10% decrease in estimated future cash flow for certain in-service gas-fired generation assets would have resulted in an impairment charge.

PPL Energy Supply performs impairment analyses of goodwill in accordance with SFAS 142, "Goodwill and Other Intangible Assets." SFAS 142 requires an annual impairment test of goodwill and other intangible assets that are not subject to amortization.

PPL Energy Supply completed its annual goodwill impairment test in the fourth quarter of 2003. This test did not result in an impairment. PPL Energy Supply's most significant assumptions surrounding the goodwill impairment test relate to the determination of fair value. PPL Energy Supply determined fair value based upon discounted cash flows. A decrease in the forecasted cash flows of 10% or an increase of the discount rate by 25 basis points would not have resulted in impairment.

4)  Leasing

PPL Energy Supply applies the provisions of SFAS 13, "Accounting for Leases," to all leasing transactions. In addition, PPL Energy Supply applies the provisions of numerous other accounting pronouncements issued by the FASB and the EITF that provide specific guidance and additional requirements related to accounting for various leasing arrangements. In general, there are two types of leases from a lessee's perspective: operating leases - leases accounted for off-balance sheet; and capital leases - leases capitalized on the balance sheet.

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

In addition to uncertainty inherent in management's assumptions, leasing transactions and the related accounting rules become increasingly complex when they involve: sale/leaseback accounting (leasing transactions where the lessee previously owned the leased assets); synthetic leases (leases that qualify for operating lease treatment for book accounting purposes and financing treatment for tax accounting purposes); and lessee involvement in the construction of leased assets.

At December 31, 2003, PPL Energy Supply subsidiaries participated in one significant sale/leaseback transaction which has been accounted for as an operating lease. As discussed in Note 22 to the Financial Statements, the lessors under certain synthetic operating leases previously accounted for off-balance sheet were consolidated effective December 31, 2003 as a result of the adoption of FIN 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," for certain entities.

Sale/Leaseback

In July 2000, PPL Montana sold its interest in the Colstrip generating plant to owner lessors who are leasing the assets back to PPL Montana under four 36-year operating leases. This transaction is accounted for as an operating lease in accordance with current rules related to sale/leaseback arrangements. If for any reason this transaction did not meet the requirements for off-balance sheet operating lease treatment as a sale/leaseback, PPL Energy Supply would have approximately $315 million of additional assets and liabilities recorded on its balance sheet at December 31, 2003 and would have recorded additional expenses currently estimated at $9 million, after-tax, in 2003.

See Note 10 to the Financial Statements for additional information related to operating leases.

5)  Loss Contingencies

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

For loss contingencies, the loss must be accrued if (1) information is available that indicates it is "probable" that the loss has been incurred, given the likelihood of the uncertain future events and (2) the amount of the loss can be reasonably estimated. FASB defines "probable" as cases in which "the future event or events are likely to occur." SFAS 5 does not permit the accrual of contingencies that might result in gains.

The accrual of a loss contingency involves considerable judgment on the part of management. The accounting aspects of loss contingencies include: (1) the initial identification and recording of the loss contingency; (2) the determination of a triggering event for reducing a recorded loss contingency; and (3) the on-going assessment as to whether a recorded loss contingency is reasonable.

Initial Identification and Recording of the Loss Contingency

PPL Energy Supply uses its internal expertise and outside experts (such as lawyers, tax specialists and engineers), as necessary, to help estimate the probability that a loss has been incurred and the amount (or range) of the loss. PPL Energy Supply continuously assesses potential loss contingencies for environmental remediation, litigation claims, regulatory penalties and other events.

PPL Energy Supply has identified certain events which could give rise to a loss, but which do not meet the conditions for accrual under SFAS 5. SFAS 5 requires disclosure, but not a recording, of potential losses when it is "reasonably possible" that a loss has been incurred. FASB defines "reasonably possible" as cases in which "the chance of the future event or events occurring is more than remote but less than likely." See Note 14 to the Financial Statements for disclosure of potential loss contingencies, most of which have not met the criteria for accrual under SFAS 5.

Reducing Recorded Loss Contingencies

When a loss contingency is recorded, PPL Energy Supply identifies, where applicable, the triggering events for subsequently reducing the loss contingency. The triggering events generally occur when the contingency has been resolved and the actual loss is incurred, or when the risk of loss has diminished or been eliminated. The following are some of the triggering events which provide for the reduction of certain recorded loss contingencies:

  Certain loss contingencies are systematically reduced based on the expiration of contract terms. An example of this is the recorded liability for above-market NUG purchase commitments, which is described below. This loss contingency is being reduced over the lives of the NUG purchase contracts.
  Allowances for excess or obsolete inventory are reduced as the inventory items are pulled from the warehouse shelves and sold as scrap or otherwise disposed.
  Allowances for uncollectible accounts are reduced when accounts are written off after prescribed collection procedures have been exhausted.
  Environmental loss contingencies are reduced when PPL Energy Supply makes payments for environmental remediation.

On-Going Assessment of Recorded Loss Contingencies

PPL Energy Supply reviews its loss contingencies on a regular basis to assure that the recorded potential loss exposures are reasonable. This involves on-going communication and analyses with internal and external legal counsel, engineers, tax specialists, managers in various operational areas and other parties.

All three aspects of accounting for loss contingencies - the initial identification and recording of a probable loss, the identification of triggering events to reduce the loss contingency, and the ongoing assessment of the reasonableness of a recorded loss contingency - require significant judgment by PPL Energy Supply's management.

The largest loss contingency on PPL Energy Supply's balance sheet, and the loss contingency that changed most significantly in 2003, was for above-market NUG purchase commitments. This loss contingency reflects the estimated difference between the above-market contract terms under the purchase commitments, and the fair value of electricity. This loss contingency was originally recorded at $854 million in 1998, when PPL Electric's generation business was deregulated. Under regulatory accounting, PPL Electric recorded the above-market cost of the purchases from NUGs as part of its purchased power costs on an as-incurred basis, since these costs were recovered in regulated rates. When the generation business was deregulated, the loss contingency associated with the commitment to make above-market NUG purchases was recorded. This loss contingency for the above-market portion of NUG purchase commitments was recorded because it was probable that the loss had been incurred and the estimate of future energy prices could be reasonably determined, using the then forward prices of electricity and capacity. This loss contingency was transferred to PPL EnergyPlus in the July 1, 2000 corporate realignment. The above-market loss contingency was $352 million at December 31, 2003.

When the loss contingency related to NUG purchases was recorded in 1998, PPL Electric established the triggering events for when the loss contingency would be reduced. A schedule was established to reduce the liability based on projected purchases over the lives of the NUG contracts. All but one of the NUG contracts expire by 2009, with the last one ending in 2014. PPL EnergyPlus reduces the above-market NUG liability based on the aforementioned schedule. As PPL EnergyPlus reduces the liability for the above-market NUG purchases, it offsets the actual cost of NUG purchases, thereby bringing the net power purchase expense more in line with market prices.

PPL EnergyPlus assessed the remaining $352 million above-market liability at December 31, 2003, comparing the projected electricity purchases under the terms of the NUG contracts, with the purchases assuming projected market prices for the energy. This assessment was based on projected PJM market prices, including capacity, through 2014. The assessment also used sensitivities around the market prices, adjusting such prices upwards and downwards by 10%.

The assessment is dependent on the market prices of energy and the estimated output levels of the NUGs. Market prices of energy are dependent on many variables, including growth in electricity demand in PJM, available generation, and changes in regulatory and economic conditions. Accordingly, market price sensitivities were used in the assessment. If estimated market prices were adjusted upwards by 10% in each of the years from 2004 through 2014, the contingency for the above-market NUG purchase commitments would be approximately $296 million. Conversely, if estimated market prices were adjusted downwards by 10% during the remaining term of the NUG contracts, the contingency for the above-market NUG purchase commitments would be approximately $386 million. The recorded above-market liability of $352 million at December 31, 2003 falls within the range calculated in the year-end assessment. As noted above, it is very difficult to estimate future electricity prices, which are dependent on many variables and subject to significant volatility. However, PPL Energy Supply's management believes that the current recorded NUG above-market liability was fairly stated at December 31, 2003.

6)  Asset Retirement Obligations

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

PPL Energy Supply adopted SFAS 143 effective January 1, 2003. Initial adoption of the new rules resulted in an increase in net PP&E of $32 million, reversal of previously recorded liabilities of $304 million, recognition of asset retirement obligations of $229 million, recognition of a deferred tax liability of $44 million and a cumulative effect of adoption that increased net income by $63 million. At December 31, 2003, PPL Energy Supply had asset retirement obligations totaling $242 million recorded on the Balance Sheet. PPL Energy Supply's most significant assumptions surrounding asset retirement obligations are the forecasted retirement cost, discount rate and inflation rate. A variance in the forecasted retirement cost, discount rate or inflation rate could have a significant impact on the ARO liability and the cumulative effect gain.

The following chart reflects the sensitivities associated with a change in these assumptions upon initial adoption. Each sensitivity below reflects an evaluation of the change based solely on a change in that assumption only.

	Change in Assumption	Impact on Cumulative Effect	Impact on ARO Liability

Retirement Cost	10%/(10)%	$(10)/$10	$22/$(22)

Discount Rate	0.25%/(0.25)%	$10/$(11)	$(23)/$26

Inflation Rate	0.25%/(0.25)%	$(12)/$11	$27/$(24)

Other Information

PPL's Audit Committee has approved the independent auditor to provide audit and audit-related services and other services permitted by the Sarbanes-Oxley Act of 2002 and SEC rules. The audit and audit-related services include services in connection with statutory and regulatory filings, reviews of offering documents and registration statements, employee benefit plan audits and internal control reviews.

PPL ELECTRIC UTILITIES CORPORATION
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

PPL Electric provides electricity delivery service in eastern and central Pennsylvania. Its headquarters are in Allentown, Pennsylvania. See Item 1, "Business - Background," for a description of PPL Electric's business. PPL Electric's strategy and principal challenge is to own and operate its electricity delivery business at the highest level of quality and reliability and at the most efficient cost.

PPL Electric's electricity delivery business is rate-regulated. Accordingly, PPL Electric is subject to regulatory risks in terms of the costs that it may recover and the investment returns that it may collect in customers' rates.

An important challenge for PPL Electric is to maintain a strong credit profile. In the past few years, investors, analysts and rating agencies that follow companies in the energy industry have been particularly focused on the credit quality and liquidity position of these companies. PPL Electric is focused on strengthening its balance sheet and improving its liquidity position, thereby improving its credit profile.

The purpose of "Management's Discussion and Analysis of Financial Condition and Results of Operations" is to provide information concerning PPL Electric's past and expected future performance in implementing the strategy and challenges outlined above. Specifically:

  "Results of Operations" provides an overview of PPL Electric's operating results in 2003, 2002 and 2001, starting with a review of earnings. The earnings review identifies certain unusual items that had impacts in these years, and it also references the delivery rate increase that PPL Electric expects to file with the PUC in the spring of 2004. "Results of Operations" also includes an explanation of changes during this three-year period in significant income statement components, such as operating revenues, operation and maintenance expenses, financing costs, income taxes and cumulative effects of accounting changes.
  "Financial Condition - Liquidity" provides an analysis of PPL Electric's liquidity position and credit profile, including its sources of cash (including bank credit facilities and sources of operating cash flow) and uses of cash (including contractual commitments and capital expenditure requirements) and the key risks and uncertainties that impact PPL Electric's past and future liquidity position and financial condition. This subsection also includes an explanation of recent rating agency decisions affecting PPL Electric, as well as a listing of PPL Electric's current credit ratings.
  "Financial Condition - Risk Management" includes an explanation of PPL Electric's risk management activities regarding commodity price risk and interest rate risk.
  "Application of Critical Accounting Policies" provides an overview of the accounting policies that are particularly important to the results of operations and financial condition of PPL Electric and that require PPL Electric's management to make significant estimates, assumptions and other judgments. Although PPL Electric's management believes that these estimates, assumptions and other judgments are appropriate, they relate to matters that are inherently uncertain. Accordingly, changes in the estimates, assumptions and other judgments applied to these accounting policies could have a significant impact on PPL Electric's results of operations and financial condition, as reflected in PPL Electric's Financial Statements.

The information provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with PPL Electric's Financial Statements and the Notes thereto.

Terms and abbreviations appearing herein are explained in the glossary. Dollars are in millions unless otherwise noted.

Results of Operations

The following discussion explains significant changes in principal items on the Statement of Income comparing 2003 to 2002, and 2002 to 2001.

Earnings

Income available to PPL was:

2003	2002	2001

$25	$39	$119

The after-tax changes in income available to PPL were primarily due to:

	2003 vs. 2002	2002 vs. 2001

Delivery revenues (net of CTC/ITC amortization and interest expense on transition bonds)	$17	$(10)

Operation and maintenance expenses	(15)	(18)

PJM ancillary expenses	(6)	(29)

Depreciation expense	(5)	(2)

Retail electric to affiliate revenues	(9)	2

Financing costs (excluding transition bond interest expense)	(6)	(2)

Other	(4)	3

Unusual items	14	(24)

	$(14)	$(80)

The changes in income available to PPL from year to year were, in part, attributable to several unusual items with significant earnings impacts, including an accounting change and an infrequently occurring item. The after-tax impacts of these unusual items are shown below:

	2003	2002	2001

Workforce reduction (Note 20)	$(5)	$(19)

Accounting method change - Pensions (Note 12)			$5

Total	$(5)	$(19)	$5

The year to year changes in earnings components are discussed in the balance of the discussion in "Results of Operations."

PPL Electric expects to file a request for a distribution rate increase with the PUC in March 2004. If approved, the new rates will go into effect in January 2005, when PPL Electric's distribution rate cap expires. In addition, beginning January 1, 2005, PPL Electric expects to fully recover from its retail customers the charges that it pays to PJM for transmission-related services. See "Item 1. Business-Background-Delivery Segment" for more information regarding PPL Electric's transmission and distribution rate cap.

Operating Revenues

Retail Electric (Including to Affiliate)

The increase (decrease) in revenues from retail electric operations was attributable to the following:

	2003 vs. 2002	2002 vs. 2001

Electric delivery	$48	$(1)

PLR electric generation supply	22	102

Delivery and PLR supply to PPL Generation	(15)	3

Other		(11)

	$55	$93

The increase in operating revenues from retail electric operations for 2003, compared with the same period in 2002, was primarily due to:

  higher delivery revenues resulting from a 1.1% increase in delivery sales. The increase in sales volume was due in part to colder winter weather in the first quarter of 2003; and
  higher PLR revenues due to higher energy and capacity rates in 2003 compared with 2002; partially offset by lower sales to PPL Generation. PPL Generation's power plants began self-supplying their station use in April 2003, rather than taking supply from PPL Electric.

The increase in operating revenues from retail electric operations from 2002 compared with 2001 was primarily due to higher revenues from providing electric generation supply as a PLR. Since December 2001, about 50% to 60% of kWh load in PPL Electric's service territory that had been served by alternate suppliers under the Customer Choice Act had returned to PPL Electric as the supplier.

Wholesale Electric

PPL Electric wholesale revenues are derived from sales to municipalities. The $5 million decrease in wholesale electric revenues in 2002 compared with 2001 was due to the expiration of certain municipal contracts in February 2002.

Wholesale Electric to Affiliate

PPL Electric has a contract to sell to PPL EnergyPlus the electricity that PPL Electric purchases under contracts with NUGs. The termination of one NUG contract in April 2003 and another in February 2002 caused PPL Electric to purchase $8 million less NUG energy in 2003 compared to 2002 and $16 million less in 2002 compared with 2001. PPL Electric therefore had less electricity to sell to PPL EnergyPlus.

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

Energy Purchases from Affiliate

Energy purchases from affiliate increased by $13 million in 2003 compared with 2002. This increase reflects higher prices for energy purchased under the power supply contracts with PPL EnergyPlus needed to support PLR load.

Energy purchases from affiliate increased by $106 million in 2002 compared with 2001. This increase reflects higher purchases under power supply contracts with PPL EnergyPlus needed to support a higher PLR load, due to the return of customers to PPL Electric as their PLR. See Note 15 to the Financial Statements for a discussion of the power supply contracts.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance expenses was primarily due to:

	2003 vs. 2002	2002 vs. 2001

Decrease in pension income	$13	$7

Lower net rent allocations to other PPL affiliates in 2003 and 2002	6	4

Increase in other postretirement benefit expense	7	3

Increases in expenses in responding to customers' service calls	2	5

Additional costs from winter storms		6

Work performed to assure reliability of the T&D system	2	3

Environmental accrual for a former manufactured gas plant	2

Television advertising	2

Increase in property damage provisions, based on an aging of those accounts receivable	1

Estimated reduction in salaries and benefits as a result of the workforce reduction initiated in 2002	(8)	(4)

Vacation liability adjustment in 2002 in conjunction with the workforce reduction	(7)	7

Other - net	6

	$26	$31

The $13 million decrease in net pension income was attributable to decreased asset values at the end of 2002 and reductions in the discount rate assumptions for PPL's domestic pension plans, which was the result of weakness in the financial markets during 2002. The 2002 year-end asset values and discount rates were used to measure net pension income for 2003. Through December 31, 2003, PPL Electric was allocated $4 million of net pension income, based on its participation in PPL's primary domestic pension plan.

Although financial markets have improved and PPL domestic pension plans have experienced significant asset gains in 2003, interest rates on fixed-income obligations have continued to fall requiring a further reduction in the discount rate assumption as of December 31, 2003. The reduction in the discount rate assumption has a significant impact on the measurement of plan obligations and net pension cost, which will result in the allocation of a pension charge to PPL Electric in 2004. See Note 12 to the Financial Statements for details of the funded status of PPL's pension plans.

Depreciation

Depreciation increased by $9 million in 2003 compared with 2002, primarily due to plant and software additions, including the Automated Meter Reading project.

Taxes, Other Than Income

Taxes, other than income, increased by $11 million in 2003 compared with 2002 due to the settlement of prior years' capital stock tax refund claims of $8 million in 2002, and higher taxes related to an increase in the basis on which capital stock tax is calculated in 2003.

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

Workforce Reduction

See Note 20 to the Financial Statements for information on the charges recorded in 2003 and 2002.

Other Income - net

See Note 16 to the Financial Statements for details of other income and deductions.

Financing Costs

Interest expense on long-term debt decreased by $7 million in 2003 compared to 2002. This decrease was the net impact of retirements of mortgage bonds, Pollution Control Bonds and Transition Bonds, partially offset by the issuance of $100 million of Senior Secured Bonds and $90 million of Pollution Control Bonds.

Lower interest on long-term debt accounted for the $12 million decrease in interest expense in 2002 compared with 2001. This decrease was the net impact of retirements of mortgage bonds and Transition Bonds, partially offset by the issuance of $800 million of Senior Secured Bonds in August 2001.

Dividends on preferred securities decreased by $13 million from 2002 to 2003 and by $10 million from 2001 to 2002. These decreases were due to retirements and redemptions of preferred securities and preferred stock.

Income Taxes

Income tax expense did not change for 2003 compared with 2002. This was due to lower pre-tax book income, resulting in a $5 million reduction in income taxes, offset by a $3 million increase in income tax expense related to the filing of PPL Electric's income tax returns.

Income tax expense decreased by $47 million in 2002 compared with 2001. This change was primarily due to a decrease in pre-tax book income.

Cumulative Effect of a Change in Accounting Principle

In 2001, PPL changed its method of amortizing unrecognized gains or losses in the annual pension expense or income determined under SFAS 87, "Employers' Accounting for Pensions." This change resulted in an allocation to PPL Electric of a cumulative-effect credit of $5 million. See Note 12 to the Financial Statements for additional information.

Financial Condition

Liquidity

PPL Electric is focused on maintaining a strong liquidity position and strengthening its balance sheet, thereby improving its credit profile. PPL Electric believes that its cash on hand, operating cash flows, access to debt capital markets and borrowing capacity, taken as a whole, provide sufficient resources to fund its ongoing operating requirements, future security maturities and estimated future capital expenditures. PPL Electric currently expects cash on hand at the end of 2004 to be approximately $110 million, with about $200 million in syndicated credit facilities and up to $150 million in short-term debt capacity related to an asset-backed commercial paper program in which it plans to participate starting in early 2004. However, PPL Electric's cash flows from operations and its access to cost effective bank and capital markets are subject to risks and uncertainties, including but not limited to, the following:

  unusual or extreme weather that may damage PPL Electric's transmission and distribution facilities or effect energy sales to customers;
  ability to recover, and timeliness and adequacy of recovery of costs associated with regulated utility businesses; and
  a downgrade in PPL Electric's credit ratings that could negatively affect its ability to access capital and increase the cost of maintaining credit facilities and any new debt.

At December 31, 2003, PPL Electric had $162 million in cash and cash equivalents and no short-term debt as compared to $29 million in cash and cash equivalents and $15 million of short-term debt at December 31, 2002, and $79 million in cash and cash equivalents and no short-term debt at December 31, 2001. The changes in short-term debt resulted primarily from the repayments described below under "Net Cash Provided by (Used in) Financing Activities" and in Note 8 to the Financial Statements. The changes in cash and cash equivalents resulted from the following:

	2003	2002	2001

Net Cash Provided by Operating Activities	$528	$274	$392

Net Cash Provided by (Used in) Investing Activities	(145)	41	(432)

Net Cash Used in Financing Activities	(250)	(365)	(148)

Increase (Decrease) in Cash & Cash Equivalents	$133	$(50)	$(188)

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased by 93%, or $254 million, in 2003 versus 2002, reflecting working capital improvements resulting from a decrease in accounts receivable and an increase in accounts payable. The savings from a workforce reduction program that was commenced in 2002 was more than offset by rising transmission and distribution operating costs.

An important element supporting the stability of PPL Electric's cash from operations is its long-term energy purchase contracts with PPL EnergyPlus. These contracts provide sufficient energy for PPL Electric to meet its PLR obligation from 2003 through 2009, at the pre-determined capped rates it is entitled to charge its customers during this period. These contracts require cash collateral or other credit enhancement, or reductions or terminations of a portion or the entire contract through cash settlement in the event of a downgrade of PPL Electric or adverse changes in market prices. For example, if PPL Electric's ratings were lowered to below "investment grade" and energy prices decreased by 10%, PPL Electric estimates that, based on its December 31, 2003 and 2002 positions, it would have to post collateral of approximately $300 million for both years. The maximum that PPL Electric would have to post under these contracts is $300 million.

Net cash provided by operating activities in 2002 was $274 million, compared to $392 million in 2001. The decrease was primarily the result of lower earnings and an increase in accounts receivable. Cash provided by operating activities was lower in 2002, despite a $90 million up-front payment on the PLR contract made in 2001.

Net Cash Provided by (Used in) Investing Activities

Net cash used in investing activities in 2003 was $145 million, as compared to net cash provided by investing activities in 2002 of $41 million. The difference primarily was the result of a lower loan repayment by an affiliate. The primary use of cash for investing activities is capital and investment expenditures, which are summarized by category in the table in "Capital Expenditure Requirements." In 2004, PPL Electric expects to be able to fund all of its capital expenditures with cash from operations.

Net cash provided by investing activities in 2002 was $41 million, as compared to net cash used in investing activities in 2001 of $432 million. The difference primarily was the result of a loan repayment by an affiliate in 2002, versus net lending to affiliates in 2001.

Net Cash Used in Financing Activities

Net cash used in financing activities was $250 million in 2003, compared to $365 million in 2002, which reflects the repayment of long-term debt. In 2003, the $250 million of cash used in financing activities primarily consisted of net debt retirements of $255 million, preferred stock retirements of $31 million, a contribution from parent of $75 million and common and preferred dividends paid of $32 million. In 2002, the $365 million primarily consisted of net debt retirements of $270 million, company-obligated mandatorily redeemable preferred securities retirements of $250 million, a contribution from parent of $240 million and common and preferred stock dividends paid of $85 million.

PPL Electric's debt financing activity in 2003 was as follows:

	Additions	Payments	Net

PPL Electric First Mortgage Bonds (FMB)	$100	$(85)	$15

PPL Electric FMB Pollution Control Bonds	90	(90)

PPL Electric Commercial Paper (net change)		(15)	(15)

PPL Transition Bond Company		(255)	(255)

Total	$190	$(445)	$(255)

Debt issued during 2003 had stated interest rates ranging from 3.125% to 4.30% and maturities from 2008 through 2013. See Note 8 to the Financial Statements for more detailed information regarding PPL Electric's borrowings.

In July 2003, PPL Electric determined that, based on its current cash position and anticipated cash flows, it would not need to access the commercial paper markets through at least the end of 2003. As a result, PPL Electric requested Standard & Poor's Ratings Services (S&P), Moody's Investors Service, Inc. (Moody's) and Fitch Ratings (Fitch) to withdraw their ratings for its currently inactive commercial paper program, which the rating agencies did effective as of July 9, 2003. This decision has not limited the ability of PPL Electric to fund its short-term liquidity needs. PPL Electric currently does not have any commercial paper outstanding, but it expects to restart its commercial paper program in early 2004.

At December 31, 2003, PPL Electric's total committed borrowing capacity and the use of this borrowing capacity were as follows:

	Committed Capacity	Borrowed	Letters of Credit Issued (b)	Available Capacity (b)

PPL Electric Credit Facilities (a)	$300		$42	$258

(a)

PPL Electric's credit facilities allow for borrowings at LIBOR-based rates plus a spread, depending upon the company's public debt rating. PPL Electric also has the capability to issue up to $250 million of letters of credit under these facilities, which issuance reduces available borrowing capacity.

These credit facilities contain a financial covenant requiring debt to total capitalization not greater than 70%. At December 31, 2003 and 2002, PPL Electric's consolidated debt to total capitalization percentages, as calculated in accordance with its credit facilities, were 57% and 58%. PPL Electric's 364-day credit facility also allows it to borrow up to the full amount of the credit facility on the day of expiration for up to a one-year period. The credit agreements also contain certain representations and warranties that must be made for PPL Electric to borrow under them, including, but not limited to, a material adverse change clause that relates solely to PPL Electric's ability to perform its obligations under the credit agreements and related loan documents.

(b)	PPL Electric has a reimbursement obligation to the extent any letters of credit are drawn upon. The letters of credit issued as of December 31, 2003 expire in 2004.

These credit agreements contain various other covenants. Failure to meet those covenants beyond applicable grace periods could result in acceleration of due dates of borrowings and/or termination of the agreements. PPL Electric monitors the covenants on a regular basis. At December 31, 2003, PPL Electric was in compliance with those covenants. At this time PPL Electric believes that these covenants and other borrowing conditions will not limit access to these funding sources. PPL Electric intends to reduce its total syndicated credit facilities to $200 million in the first quarter of 2004. In early 2004, PPL Electric also intends to participate in an Asset-Backed Commercial Paper (ABCP) Program for up to $150 million that would be secured by a portion of its accounts receivable. The ABCP Program would provide a more reliable and stable source of liquidity than an unsecured commercial paper program.

PPL Electric's 2001 Senior Secured Bond Indenture restricts dividend payments in the event that PPL Electric fails to meet interest coverage ratios or fails to comply with certain separateness formalities undertaken in connection with its strategic initiative (see Note 19 to the Financial Statements for additional information). PPL Electric does not, at this time, expect that any of such limitations would significantly impact its ability to declare dividends.

Net cash used in financing activities was $365 million in 2002, compared to $148 million in 2001. In 2002, the $365 million primarily consisted of net debt retirements of $270 million, company-obligated mandatorily redeemable preferred securities retirements of $250 million, preferred and common dividend payments of $85 million, offset by a contribution from PPL of $240 million. In 2001, the $148 million primarily consisted of net debt issuances of $276 million, preferred stock redemptions of $15 million, repurchase of common stock from PPL of $280 million and preferred and common dividends of $107 million.

Operating Leases

PPL Electric has operating lease agreements to finance vehicles, personal computers and other equipment. These leasing structures provide PPL Electric with additional operating and financing flexibility. The operating leases contain covenants that are standard for these types of arrangements, such as maintaining insurance, maintaining corporate existence and the timely payment of rent and other fees. Failure to meet these covenants could limit or restrict access to these leases or require early payment of obligations. At this time, PPL Electric believes that these covenants will not limit access to these leases or cause acceleration or termination of the leases.

See Note 10 to the Financial Statements for a further discussion of the operating leases.

Contractual Obligations

At December 31, 2003, the estimated contractual cash obligations of PPL Electric were as follows:

Contractual Cash Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years

Long-term Debt (a)	$2,943	$289	$810	$995	$849

Capital Lease Obligations

Operating Leases	50	13	19	10	8

Purchase Obligations (b)	9,981	1,489	3,192	3,466	1,834

Other Long-term Liabilities Reflected on the Balance Sheet under GAAP

Total Contractual Cash Obligations	$12,974	$1,791	$4,021	$4,471	$2,691

(a)

Reflects maturities only. Includes $1.4 billion of transition bonds issued by PPL Transition Bond Company in 1999 to securitize a portion of PPL Electric's stranded costs. This debt is non-recourse to PPL Electric.

(b)	The payments reflected herein are subject to change as the purchase obligation reflected is an estimate based on projected obligated quantities and projected pricing under the contract.

Credit Ratings

The following table summarizes the credit ratings of PPL Electric and its subsidiary, PPL Transition Bond Company, LLC, at December 31, 2003:

	Moody's	Standard & Poor's	Fitch

PPL Electric
Senior Unsecured/Issuer Rating	Baa1	A-
First Mortgage Bonds	Baa1	A-	A-
Pollution Control Bonds*	Aaa	AAA
Senior Secured Bonds	Baa1	A-	A-
Preferred Stock	Ba1	BBB	BBB+
Outlook	STABLE	NEGATIVE	STABLE

PPL Transition Bond Company
Transition Bonds	Aaa	AAA	AAA

* Insured as to payment of principal and interest.

Rating Agency Actions in 2003

In 2003, S&P, Moody's and Fitch reviewed the credit ratings on the debt and preferred securities of PPL Electric. Based on their respective reviews, the rating agencies made certain ratings revisions that are described below. Management does not expect these ratings decisions to impact PPL Electric's ability to raise new debt or equity capital or to have a significant impact on its cost of any new capital or the cost of maintaining its credit facilities.

The ratings of S&P, Moody's and Fitch are not a recommendation to buy, sell or hold any securities of PPL Electric or its subsidiary, PPL Transition Bond Company, LLC. Such ratings may be subject to revisions or withdrawal by the agencies at any time and should be evaluated independently of each other and any other rating that may be assigned to their securities.

S&P

In April 2003, S&P notified PPL Electric that it affirmed the 'A-' ratings on PPL Electric's first mortgage bonds and senior secured bonds and the 'A-2' commercial paper ratings of PPL Electric, and that it placed PPL Electric on negative outlook.

Moody's

In May 2003, Moody's downgraded the credit ratings on PPL Electric's first mortgage bonds and senior secured bonds, to 'Baa1' from 'A3'. Moody's ratings outlook was stable for PPL Electric. PPL Electric's short-term debt rating was not impacted by Moody's long-term debt review. Moody's indicated that the full requirements contract between PPL Electric and PPL EnergyPlus, which previously was approved by the PUC and which extends through December 2009, mitigates PPL Electric's supply and price risk.

Off-Balance Sheet Arrangements

PPL Electric has entered into certain guarantee agreements that are within the scope of FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34." See Note 14 to the Financial Statements for a discussion on guarantees.

Risk Management

Market Risk

Commodity Price Risk - PLR Contracts

PPL Electric and PPL EnergyPlus have power supply agreements under which PPL EnergyPlus sells to PPL Electric (under a predetermined pricing arrangement) energy and capacity to fulfill PPL Electric's PLR obligation through 2009. As a result, PPL Electric has shifted any electric price risk relating to its PLR obligation to PPL EnergyPlus for 2003 through 2009. See Note 15 to the Financial Statements for information on the PLR contracts.

Interest Rate Risk

PPL Electric has issued debt to finance its operations, which increases its interest rate risk. At December 31, 2003, PPL Electric's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was insignificant.

PPL Electric is also exposed to changes in the fair value of its debt portfolio. At December 31, 2003, PPL Electric estimated that its potential exposure to a change in the fair value of its debt portfolio, through a 10% adverse movement in interest rates, was approximately $51 million, compared to $45 million at December 31, 2002.

Related Party Transactions

PPL Electric is not aware of any material ownership interests or operating responsibility by senior management of PPL Electric in outside partnerships, including leasing transactions with variable interest entities, or other entities doing business with PPL Electric.

For additional information on related party accounting transactions, see Note 15 to the Financial Statements.

Capital Expenditure Requirements

The schedule below shows PPL Electric's current capital expenditure projections for the years 2004-2008 and actual spending for the year 2003:

	Actual	Projected

	2003	2004	2005	2006	2007	2008

Construction expenditures

Expenditures for PP&E	$232	$168	$185	$205	$219	$211

Construction expenditures include AFUDC which is expected to be less than $2 million in each of the years 2004-2008.

PPL Electric's capital expenditure projections for the years 2004-2008 total $988 million. Capital expenditure plans are revised periodically to reflect changes in market, and asset regulatory conditions. PPL Electric also leases vehicles, personal computers and other equipment, as described in Note 10 to the Financial Statements.

Environmental Matters

See Note 14 to the Financial Statements for a discussion of environmental matters.

Competition

See Item 1, "Business - Competition," for additional information.

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

1)  Pension and Other Postretirement Benefits

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
  Expected Return on Plan Assets - Management projects the future return on plan assets considering prior performance, but primarily based upon the plans' mix of assets and expectations for the long-term returns on those asset classes. These projected returns reduce the net benefit costs the company will record currently.
  Rate of Compensation Increase - Management projects employees' annual pay increases, which are used to project employees' pension benefits at retirement.
  Health Care Cost Trend Rate - Management projects the expected increases in the cost of health care.

In selecting discount rates, PPL considers fixed-income security yield rates. At December 31, 2003, PPL decreased the discount rate for its domestic plans from 6.75% to 6.25% as a result of decreased fixed-income security returns.

In selecting an expected return on plan assets, PPL considers past performance and economic forecasts for the types of investments held by the plan. At December 31, 2003, PPL's expected return on plan assets for its domestic pension plans remained at 9.0%.

In selecting a rate of compensation increase, PPL considered past experience in light of movements in inflation rates. At December 31, 2003, PPL's rate of compensation increase remained at 4.0% for its domestic plans.

In selecting health care cost trend rates, PPL considers tax implications, past performance and forecasts of health care costs. At December 31, 2003, PPL's health care cost trend rates were 11% for 2004, gradually declining to 5.0% for 2010.

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

	Increase/(Decrease)

Actuarial Assumption	Change in Assumption	Impact on Liabilities	Impact on Cost

Discount Rate	(0.25)%	$2	$2

Expected Return on Plan Assets	(0.25)%	2	2

Rate of Compensation Increase	0.25%	1	1

Health Care Cost Trend Rate (a)	1.0%	2	2

(a)	Only impacts other postretirement benefits.

At December 31, 2003, PPL Electric had been allocated accrued pension liabilities totaling $74 million, included in "Deferred Credits and Other Noncurrent Liabilities - Other" on the Balance Sheet. At December 31, 2003, PPL Electric had been allocated prepaid postretirement benefit costs totaling $2 million, included in "Prepayments" on the Balance Sheet.

In 2003, PPL Electric was allocated net periodic pension and other postretirement costs charged to operating expense of $17 million. This amount represents a $21 million reduction in the credit recognized during 2002. This reduction was primarily due to the decrease in the discount rate at December 31, 2002.

Refer to Note 12 to the Financial Statements for additional information regarding pension and other postretirement benefits.

2)  Loss Contingencies

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

For loss contingencies, the loss must be accrued if (1) information is available that indicates it is "probable" that the loss has been incurred, given the likelihood of the uncertain future events and (2) the amount of the loss can be reasonably estimated. FASB defines "probable" as cases in which "the future event or events are likely to occur." SFAS 5 does not permit the accrual of contingencies that might result in gains.

The accrual of a loss contingency involves considerable judgment on the part of management. The accounting aspects of loss contingencies include: (1) the initial identification and recording of the loss contingency; (2) the determination of a triggering event for reducing a recorded loss contingency; and (3) the on-going assessment as to whether a recorded loss contingency is reasonable.

Initial Identification and Recording of the Loss Contingency

PPL Electric uses its internal expertise and outside experts (such as lawyers, tax specialists and engineers), as necessary, to help estimate the probability that a loss has been incurred and the amount (or range) of the loss. PPL Electric continuously assesses potential loss contingencies for environmental remediation, litigation claims, regulatory penalties and other events.

PPL Electric has identified certain events which could give rise to a loss, but which do not meet the conditions for accrual under SFAS 5. SFAS 5 requires disclosure, but not a recording, of potential losses when it is "reasonably possible" that a loss has been incurred. FASB defines "reasonably possible" as cases in which "the chance of the future event or events occurring is more than remote but less than likely." See Note 14 to the Financial Statements for disclosure of potential loss contingencies, most of which have not met the criteria for accrual under SFAS 5.

Reducing Recorded Loss Contingencies

When a loss contingency is recorded, PPL Electric identifies the triggering event for subsequently reducing the loss contingency. The triggering events generally occur when the contingency has been resolved and the actual loss is incurred, or when the risk of loss has diminished or been eliminated. The following are some of the triggering events which provide for the reduction of certain recorded loss contingencies:

  Certain loss contingencies are systematically reduced based on the expiration of contract terms. An example of this is the recorded liability for above-market NUG purchase commitments, which is described below. This loss contingency was being reduced over the lives of the NUG purchase contracts, prior to the transfer of this loss contingency to PPL EnergyPlus.
  Allowances for excess or obsolete inventory are reduced as the inventory items are pulled from the warehouse shelves and sold as scrap or otherwise disposed.
  Allowances for uncollectible accounts are reduced when accounts are written off after prescribed collection procedures have been exhausted.
  Environmental loss contingencies are reduced when PPL Electric makes payments for environmental remediation.

On-Going Assessment of Recorded Loss Contingencies

PPL Electric reviews its loss contingencies on a regular basis to assure that the recorded potential loss exposures are reasonable. This involves ongoing communication and analyses with internal and external legal counsel, engineers, tax specialists, managers in various operational areas and other parties.

All three aspects of accounting for loss contingencies - the initial identification and recording of a probable loss, the identification of triggering events to reduce the loss contingency, and the ongoing assessment of the reasonableness of a recorded loss contingency - require significant judgment by PPL Electric's management.

The largest contingency currently on PPL's balance sheet is the loss contingency for above-market NUG purchase commitments, being the difference between the above-market contract terms and the fair value of electricity. This loss contingency was originally recorded at $854 million in 1998, when PPL Electric's generation business was deregulated. Under regulatory accounting, PPL Electric recorded the above-market cost of the purchases from NUGs as part of its purchased power costs on an as-incurred basis, since these costs were recovered in regulated rates. When the generation business was deregulated, the loss contingency associated with the commitment to make above-market NUG purchases was recorded. This loss contingency for the above-market portion of NUG purchase commitments was recorded because it was probable that the loss had been incurred and the estimate of future energy prices could be reasonably determined, using the then forward prices of electricity and capacity information. This loss contingency was transferred to PPL EnergyPlus in the July 1, 2000 corporate realignment.

When the loss contingency related to NUG purchases was recorded in 1998, PPL Electric established the triggering events for when the loss contingency would be reduced. A schedule was established to reduce the liability based on projected purchases over the lives of the NUG contracts. All but one of the NUG contracts expire by 2009, with the last one ending in 2014.

Prior to the July 1, 2000 transfer, PPL Electric reduced the above-market NUG liability based on the aforementioned schedule. As PPL Electric reduced the liability for the above-market NUG purchases, it offset the actual cost of NUG purchases, thereby bringing the net power purchase expense more in line with market prices.

Other Information

PPL's Audit Committee has approved the independent auditor to provide audit and audit-related services and other services permitted by the Sarbanes-Oxley Act of 2002 and SEC rules. The audit and audit-related services include services in connection with statutory and regulatory filings, reviews of offering documents and registration statements, employee benefit plan audits and internal control reviews.

PPL MONTANA, LLC AND SUBSIDIARIES
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

Results of Operations

The following discussion explains significant changes in principal items on the Statement of Income comparing 2003 to 2002. The Statement of Income reflects the results of past operations and is not intended as any indication of future operating results. Future operating results will necessarily be affected by various and diverse factors and developments.

Earnings

Net income increased by $21 million in 2003 compared with 2002. The increase was primarily due to higher wholesale prices in the western U.S and an increase in generation.

Operating Revenues

Operating revenues increased by $48 million in 2003 compared with 2002. The increase was primarily due to an increase in wholesale energy prices of $27 million and an increase in volume sold of $21 million.

Operating Expenses

Operating expenses increased by $26 million in 2003 compared with 2002. Operating expenses consist mainly of expenses for fuel, energy purchases, transmission tariffs, plant operations and maintenance, lease rental payments, and general and administrative expenses. The increase was primarily due to higher energy purchases of $11 million, related to the higher power costs in the western U.S. and higher volumes of $9 million.

Generation increased by 345 million kWh during 2003 compared with 2002. This increase was primarily the result of improved operational performance from the coal-fired generation units.

New Accounting Standards

See Note 22 to the Financial Statements for information on new accounting standards adopted in 2003 or pending adoption.

Risk Management - Energy Marketing & Trading and Other

Market Risk

Background

Market risk is the potential loss PPL Montana may incur as a result of price changes associated with a particular financial or commodity instrument. PPL Montana is exposed to market risk from commodity price risk for energy and energy-related products associated with the sale of electricity, the purchase of fuel for the generating assets, and energy trading activities.

PPL Montana has a risk management policy approved by PPL's Board of Directors to manage market risk and counterparty credit risk. (Credit risk is discussed below.) The RMC, comprised of senior management and chaired by the Vice President-Risk Management, oversees the risk management function. Key risk control activities designed to monitor compliance with risk policies and detailed programs include, but are not limited to, credit review and approval, validation of transactions and market prices, verification of risk and transaction limits, sensitivity analyses, and daily portfolio reporting, including open positions, mark-to-market valuations, and other risk measurement metrics. In addition, efforts are ongoing to develop systems to improve the timeliness, quality and breadth of market and credit risk information.

The forward-looking information presented below provides estimates of what may occur in the future, assuming certain adverse market conditions, due to reliance on model assumptions. Actual future results may differ materially from those presented. These disclosures are not precise indicators of expected future losses, but only indicators of reasonably possible losses.

Contract Valuation

PPL Montana utilizes forward contracts, options and swaps as part of its risk management strategy to minimize unanticipated fluctuations in earnings caused by commodity price volatility. When available, quoted market prices are used to determine the fair value of a commodity or financial instrument. This may include exchange prices, the average mid-point bid/ask spreads obtained from brokers, or an independent valuation by an external source, such as a bank. However, market prices for energy or energy-related contracts may not be readily determinable because of market illiquidity. If no active trading market exists, contracts are valued using internally developed models, which are then reviewed by an independent, internal group. Although PPL Montana believes that its valuation methods are reasonable, changes in the underlying assumptions could result in significantly different values and realization in future periods.

To record derivatives at their fair value, PPL Montana discounts the forward values using LIBOR. Additionally, PPL Montana reduces derivative assets' carrying value to recognize differences in counterparty credit quality and potential illiquidity in the market.

  The credit adjustment takes into account the probability of default, as calculated by an independent service, for each counterparty that has an out-of-the money position with PPL Montana.
  The liquidity adjustment takes into account the fact that it may not be appropriate to value contracts at the midpoint of the bid/ask spread. PPL Montana might have to accept the "bid" price if PPL Montana wanted to close an open sales position or PPL Montana might have to accept the "ask" price if PPL Montana wanted to close an open purchase position.

Accounting and Reporting

PPL Montana follows the provisions of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," and SFAS 149, "Amendment of Statement 133 on Derivative Instrument and Hedging Activities," interpreted by DIG issues (together, "SFAS 133"), EITF 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities," and EITF 03-11, "Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to FASB Statement No. 133 and Not 'Held for Trading Purposes' as Defined in Issue No. 02-3," to account for and report on contracts entered into to manage market risk. SFAS 133 requires that all derivative instruments be recorded at fair value on the balance sheet as an asset or liability (unless they meet SFAS 133's criteria for exclusion) and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

In April 2003, the FASB issued SFAS 149, which amends and clarifies SFAS 133 to improve financial accounting and reporting for derivative instruments and hedging activities. To ensure that contracts with comparable characteristics are accounted for similarly, SFAS 149 clarifies the circumstances under which a contract with an initial net investment meets the characteristics of a derivative, clarifies when a derivative contains a financing component, amends the definition of an "underlying" and amends certain other existing pronouncements. Additionally, SFAS 149 placed additional limitations on the use of the normal purchase or normal sale exception. SFAS 149 was effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003, except certain provisions relating to forward purchases or sales of when-issued securities or other securities that did not yet exist. PPL Montana adopted SFAS 149 as of July 1, 2003. The adoption of SFAS 149 did not have a significant impact on PPL Montana.

PPL Montana adopted the final provisions of EITF 02-3 during the fourth quarter of 2002. As such, PPL Montana now reflects its net realized and unrealized gains and losses associated with all derivatives that are held for trading purposes in the "Net energy trading margins" line on the Statement of Income. Non-derivative contracts that met the definition of energy trading activities as defined by EITF 98-10, "Accounting for Energy Trading and Risk Management Activities" are reflected in the financial statements using the accrual method of accounting. Under the accrual method of accounting, unrealized gains and losses are not reflected in the financial statements. Prior periods were reclassified. No cumulative effect adjustment was required upon adoption.

PPL Montana has adopted the final provisions of EITF 03-11 prospectively as of October 1, 2003. As a result of this adoption, non-trading bilateral sales of electricity at major market delivery points are netted with purchases that offset the sales at those same delivery points. A major market delivery point is any delivery point with liquid pricing available. See Note 17 to the Financial Statements for the impact of adopting EITF 03-11.

PPL Montana's short-term derivative contracts are recorded as "Price risk management assets" and "Price risk management liabilities" on the Balance Sheet. Long-term derivative contracts are included in "Noncurrent Assets - Other" and "Noncurrent Liabilities - Other."

Accounting Designation

Energy contracts that do not qualify as derivatives receive accrual accounting. For energy contracts that meet the definition of a derivative, the circumstances and intent existing at the time that energy transactions are entered into determine their accounting designation. These designations are verified by PPL Montana's risk control group on a daily basis. The following is a summary of the guidelines that have been provided to the traders who are responsible for contract designation for derivative energy contracts due to the adoption of SFAS 149:

  Any wholesale and retail contracts to sell or buy electricity and the related capacity that are expected to be delivered from PPL Montana's generation or that are approved by the RMC to fulfill a strategic element of PPL Montana's overall marketing strategy are considered "normal." These transactions are not recorded in the financial statements and have no earnings impact until delivery.
  Physical electricity-only transactions can receive cash flow hedge treatment if all of the qualifications under SFAS 133 are met. Any unrealized gains or losses on transactions receiving cash flow hedge treatment are recorded in other comprehensive income. These unrealized gains and losses become realized when the contracts settle and are recognized in income when the hedged transactions occur.
  Physical electricity purchases that increase PPL Montana's long position and any energy sale or purchase judged a "market call" are considered speculative, with unrealized gains or losses recorded immediately through earnings.
  Financial transactions, which can be settled in cash, cannot be considered "normal" because they do not require physical delivery. These transactions receive cash flow hedge treatment if they lock-in the price PPL Montana will receive or pay for energy expected to be generated or purchased in the spot market. Any unrealized gains or losses on transactions that receive cash flow hedge treatment are recorded in other comprehensive income. These unrealized gains and losses become realized when the contracts settle and are recognized in income when the hedged transactions occur.
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

Within PPL Montana's hedge portfolio, the decision to enter into energy contracts hinges on the expected value of PPL Montana's generation. To address this risk, PPL Montana takes a conservative approach in determining the number of MWhs that are available to be sold forward. In this regard, PPL Montana reduces the maximum potential output that a plant may produce by three factors - planned maintenance, unplanned outages and economic conditions. The potential output of a plant is first reduced by the amount of unavailable generation due to planned maintenance on a particular unit. Another reduction, representing the unplanned outage rate, is the amount of MWhs that historically are not produced by a plant due to such factors as equipment breakage. Finally, the potential output of certain plants (like peaking units) are reduced because their higher cost of production will not allow them to economically run during all hours.

At times, PPL Montana's non-trading portfolio includes full requirements energy contracts. The obligation to serve these contracts changes minute by minute. PPL Montana analyzes historical on-peak and off-peak usage patterns, as well as spot prices and weather patterns, to determine a monthly level of block electricity that best fits the usage patterns in order to minimize earnings volatility. On a forward basis, PPL Montana reserves a block amount of generation for full requirements energy contracts that is expected to be the best match with their anticipated usage patterns and energy peaks. Anticipated usage patterns and peaks are affected by expected load growth, regional economic drivers and seasonality.

PPL Montana's commodity derivative contracts that qualify for hedge accounting treatment mature at various times through 2010. The following chart sets forth PPL Montana's net fair market value of these contracts as of December 31, 2003:

Gains
Fair value of contracts outstanding at the beginning of the year	$11

Contracts realized or otherwise settled during the year	1

Fair value of new contracts at inception

Other changes in fair values	10

Fair value of contracts outstanding at the end of the year	$22

During 2003, PPL Montana realized or otherwise settled net losses of approximately $1 million related to contracts entered into prior to January 1, 2003. This amount does not reflect intra-quarter contracts that were entered into and settled during the period.

"Other changes in fair values," a gain of approximately $10 million, represent changes in the market value that occurred during 2003 for contracts that were outstanding at the end of 2003.

The following chart segregates estimated fair values of PPL Montana commodity derivative contracts that qualify for hedge accounting treatment at December 31, 2003 based on whether the fair values are determined by quoted market prices or other more subjective means.

	Fair Value of Contracts at Period-End Gains/(Losses)

	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 3-5 Years	Maturity in Excess of 5 Years	Total Fair Value

Source of Fair Value

Prices actively quoted

Prices provided by other external sources	$11	$12	$(1)		$22

Prices based on models and other valuation methods

Fair value of contracts outstanding at the end of the period	$11	$12	$(1)		$22

The "Prices provided by other external sources" category includes PPL Montana's forward positions and options in natural gas and power and natural gas basis swaps at points for which over-the-counter (OTC) broker quotes are available. The fair values of electricity positions recorded above use the midpoint of the bid/ask spreads obtained through OTC brokers. On average, OTC quotes for forwards and swaps of natural gas and power extend one and two years into the future.

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

As of December 31, 2003, PPL Montana estimated that a 10% adverse movement in market prices across all geographic areas and time periods would have decreased the value of the commodity contracts in its non-trading portfolio by approximately $80 million, as compared to a decrease of $76 million at December 31, 2002. However, the change in the value of the non-trading portfolio would have been substantially offset by an increase in the value of the underlying commodity, the electricity generated, because these contracts serve to reduce the market risk inherent in the generation of electricity. Additionally, the value of PPL Montana's unsold generation would be improved. Because PPL Montana's electricity portfolio is generally in a net sales position, the adverse movement in prices is usually an increase in prices.

PPL Montana also executes energy contracts to take advantage of market opportunities. As a result, PPL Montana may at times create a net open position in its portfolio that could result in significant losses if prices do not move in the manner or direction anticipated. The margins from these trading activities are shown in the Statement of Income as "Net energy trading margins."

PPL Montana's trading contracts mature at various times through 2004. PPL Montana's net fair market value of trading contracts as of December 31, 2003 and 2002 was insignificant.

As of December 31, 2003, the net loss on PPL Montana's trading activities expected to be recognized in earnings during the next three months is insignificant.

PPL Montana estimated that a 10% adverse movement in market prices across all geographic areas and time periods would have decreased the value of the commodity contracts in its trading portfolio by an insignificant amount at December 31, 2003 and 2002.

Interest Rate Risk

PPL Montana may use borrowings to provide funds for its operations. PPL and PPL Energy Supply may utilize various financial derivative products and risk management techniques on behalf of PPL Montana to adjust the mix of fixed and floating interest rates in PPL Montana's debt portfolio and thereby reduce its exposure to adverse interest rate movements. PPL Montana had no borrowings outstanding as of December 31, 2003.

Credit Risk

Credit risk relates to the risk of loss that PPL Montana would incur as a result of non-performance by counterparties of their contractual obligations. PPL Montana maintains credit policies and procedures with respect to counterparties (including requirements that counterparties maintain certain credit ratings criteria) and requires other assurances in the form of credit support or collateral in certain circumstances in order to limit counterparty credit risk. However, PPL Montana has concentrations of suppliers and customers among electric utilities and other energy marketing and trading companies. These concentrations of counterparties may impact PPL Montana's overall exposure to credit risk, either positively or negatively, in that counterparties may be similarly affected by changes in economic, regulatory or other conditions. As discussed above under "Contract Valuation," PPL Montana records certain non-performance reserves to reflect the probability that a counterparty with contracts that are out of the money (from the counterparty's standpoint) will default in its performance, in which case PPL Montana would have to sell into a lower-priced market or purchase from a higher-priced market. These reserves are reflected in the fair value of assets recorded in "Price risk management assets" on the Balance Sheet. PPL Montana also records reserves to reflect the probability that a counterparty will not make payments for deliveries PPL Montana has made but not yet billed. These reserves are reflected in "Unbilled revenues" on the Balance Sheet. PPL Montana has also established a reserve with respect to certain sales to the California ISO for which PPL Montana has not yet been paid. See Note 14 to the Financial Statements.

Competition

See Item 1, "Business - Competition," for additional information.

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

1)  Price Risk Management

See "Risk Management - Energy Marketing & Trading and Other" above.

2)  Pension and Other Postretirement Benefits

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
  Expected Return on Plan Assets - Management projects the future return on plan assets considering prior performance, but primarily based upon the plans' mix of assets and expectations for the long-term returns on those asset classes. These projected returns reduce the net benefit costs the company will record currently.
  Rate of Compensation Increase - Management projects employees' annual pay increases, which are used to project employees' pension benefits at retirement.
  Health Care Cost Trend Rate - Management projects the expected increases in the cost of health care.

In selecting discount rates, PPL Montana considers fixed-income security yield rates. At December 31, 2003, PPL Montana decreased the discount rate from 6.75% to 6.25% as a result of decreased fixed-income security returns.

In selecting an expected return on plan assets, PPL Montana considers past performance and economic forecasts for the types of investments held by the plan. At December 31, 2003, PPL Montana's expected return on plan assets remained at 9.0%.

In selecting a rate of compensation increase, PPL Montana considers past experience in light of movements in inflation rates. At December 31, 2002, PPL Montana's rate of compensation increase remained at 4.00%.

In selecting health care cost trend rates, PPL Montana considers tax implications, past performance and forecasts of health care costs. At December 31, 2003, PPL Montana's health care cost trend rates were 11% for 2004, gradually declining to 5.0% for 2010.

A variance in the assumption listed above could have a significant impact on the projected benefit obligations, accrued pension and other postretirement benefit liabilities, reported annual net periodic pension and other postretirement benefit cost and other comprehensive income (OCI).

A 25 basis point reduction in the discount rate would increase the projected benefit obligations and pre-tax OCI charge by $2 million and would have an insignificant impact on the accrued pension and other postretirement benefit liabilities (excluding additional minimum liability) and reported annual net periodic pension and other postretirement benefit cost. A 100 basis point increase in the health care cost trend rate would increase the projected benefit obligations by $1 million and would have an insignificant impact on the accrued pension and other postretirement benefit liabilities and the annual net periodic pension and other postretirement benefit cost. A 25 basis point change in the expected return on plan assets or rate of compensation increase would have an insignificant impact on the projected benefit obligations, accrued pension and other postretirement benefit liabilities, reported annual net periodic pension and other postretirement benefit cost and OCI. While the information above reflects either an increase or decrease in each assumption, the inverse of this change would have a similar impact in the opposite direction. Each sensitivity above reflects an evaluation of the change based solely on a change in that assumption.

At December 31, 2003, PPL Montana had recognized accrued pension and other postretirement benefit liabilities of $16 million, included in "Noncurrent Liabilities - Other" on the Balance Sheet. PPL Montana's total projected obligation for these benefits was approximately $66 million, but was offset by $46 million of assets held in a pension trust.

In 2003, PPL Montana recognized net periodic pension and other postretirement costs charged to operating expenses of $6 million, excluding amounts credited to construction and other non-expense accounts. This amount is comparable to the expense recognized during 2002.

During 2003, PPL Montana made contributions to its pension plan totaling $15 million. As a result, PPL Montana was able to decrease its recognized additional minimum pension liability. Recording the reduction in the additional minimum pension liability resulted in a decrease to the pension-related charge to OCI, net of taxes, of $1 million. This adjustment decreased the pension-related balance in OCI, which is a reduction to Member's Equity, to $5 million at December 31, 2003. The charges to OCI will reverse in future periods if the fair value of trust assets exceeds the accumulated benefit obligation.

Refer to Note 12 to the Financial Statements for additional information regarding pension and other postretirement benefits.

3)  Leasing

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

In addition to uncertainty inherent in management's assumptions, leasing transactions and the related accounting rules become increasingly complex when they involve: sale/leaseback accounting (leasing transactions where the lessee previously owned the leased assets), synthetic leases (leases that qualify for operating lease treatment for book accounting purposes and financing treatment for tax accounting purposes) and lessee involvement in the construction of leased assets.

At December 31, 2003, PPL Montana subsidiaries participated in one significant sale/leaseback transaction. This transaction has been accounted for as an operating lease.

Sale/Leaseback

In July 2000, PPL Montana sold its interest in the Colstrip generating plant to owner lessors who are leasing the assets back to PPL Montana under four 36-year operating leases. This transaction is accounted for as an operating lease in accordance with current rules related to sale/leaseback arrangements. If for any reason this transaction did not meet the requirements for off-balance sheet operating lease treatment as a sale/leaseback, PPL Montana would have approximately $315 million of additional assets and liabilities recorded on its balance sheet at December 31, 2003 and would have recorded additional expenses currently estimated at $9 million, after-tax, in 2003.

See Note 10 to the Financial Statements for additional information related to operating leases.

4)  Loss Contingencies

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

For loss contingencies, the loss must be accrued if (1) information is available that indicates it is "probable" that the loss has been incurred, given the likelihood of the uncertain future events; and (2) the amount of the loss can be reasonably estimated. FASB defines "probable" as cases in which "the future event or events are likely to occur." SFAS 5 does not permit the accrual of contingencies that might result in gains.

The accrual of a loss contingency involves considerable judgment on the part of management. The accounting aspects of loss contingencies include: (1) the initial identification and recording of the loss contingency; (2) the determination of a triggering event for reducing a recorded loss contingency; and (3) the on-going assessment as to whether a recorded loss contingency is reasonable.

Initial Identification and Recording of the Loss Contingency

PPL Montana uses its internal expertise, and outside experts (such as lawyers, tax specialists and engineers), as necessary, to help estimate the probability that a loss has been incurred and the amount (or range) of the loss. PPL Montana continuously assesses potential loss contingencies for environmental remediation, litigation claims, regulatory penalties and other events.

PPL Montana has identified certain events which could give rise to a loss, but which do not meet the conditions for accrual under SFAS 5. SFAS 5 requires disclosure, but not a recording, of potential losses when it is "reasonably possible" that a loss has been incurred. FASB defines "reasonably possible" as cases in which "the chance of the future event or events occurring is more than remote but less than likely." See Note 14 to the Financial Statements for disclosure of potential loss contingencies, most of which have not met the criteria for accrual under SFAS 5.

Reducing Recorded Loss Contingencies

When a loss contingency is recorded, PPL Montana identifies the triggering event for subsequently reducing the loss contingency. The triggering events generally occur when the contingency has been resolved and the actual loss is incurred or the risk of loss has diminished or been eliminated. The following are some of the triggering events which provide for the reduction of certain recorded loss contingencies:

  Certain loss contingencies are systematically reduced based on the expiration of contract terms. An example of this is the recorded liability for above-market purchase contracts, as described below.
  Allowances for excess or obsolete inventory are reduced as the inventory items are pulled from the warehouse shelves and sold as scrap or otherwise disposed.
  Allowances for uncollectible accounts are reduced when accounts are written off after prescribed collection procedures have been exhausted.
  Environmental loss contingencies are reduced when PPL Montana makes payments for environmental remediation.

On-Going Assessment of Recorded Loss Contingencies

PPL Montana reviews its loss contingencies on a regular basis to assure that the recorded potential loss exposures are reasonable. This involves ongoing communication and analyses with internal and external legal counsel, engineers, tax specialists, managers in various operational areas and other parties.

All three aspects of accounting for loss contingencies - the initial identification and recording of a probable loss, the identification of triggering events to reduce the loss contingency, and the ongoing assessment of the reasonableness of a recorded loss contingency - require significant judgment by PPL Montana's management.

The largest contingency currently on PPL Montana's balance sheet is the loss contingency for the above-market purchase contract being the difference between the out-of-market contract terms and the fair value of the energy. This loss contingency was originally recorded at $59 million in 1999, when PPL Montana purchased the assets of Montana Power and assumed the contract. Under purchase accounting, PPL Montana recorded the out-of-market cost of the purchase contract. This loss contingency for the out-of-market contract was recorded because it was probable that the loss had been incurred and the loss could be reasonably estimated, using forward pricing information. The out-of-market loss contingency was $57 million at December 31, 2003.

When the loss contingency related to the contract was recorded in 1999, PPL Montana established the triggering events for when the loss contingency would be reduced. A schedule was established to reduce the liability based on projected purchases over the life of the contract which expires in 2010. The liability is being reduced over the agreement terms as an adjustment to "Energy purchases" on the Statement of Income.

PPL Montana assessed the remaining $57 million out-of-market liability at December 31, 2003, comparing the energy purchases under the terms of the contract, with the purchases assuming market prices for the energy.

Market prices for the contract were derived by using internal forward energy price curves. The forward energy price curves in this scenario were based on the revenue and sales information for 2004 through 2010, as comprehended in the current business plan of PPL Montana. The assessment also used sensitivities around the forward energy prices, adjusting such prices upwards and downwards by 10%.

The assessment was dependent on forward energy prices and the projected purchase levels of the contract. The forward prices of energy are dependent on many variables, including growth in electricity demand, available generation, and general economic conditions. Changes in these and other factors can have a dramatic impact on future electricity prices. Accordingly, forward energy price sensitivities were used in the assessment. If estimated forward market prices were adjusted upwards by 10% in each of the years from 2004 through 2010, the contract would have an estimated liability of $48 million. Conversely, if estimated forward market prices were adjusted downwards by 10% during the remaining term of the contract, the contract would have an estimated liability of $61 million. The recorded contingency of $57 million falls within the range calculated in the year-end assessment. As noted above, it is very difficult to estimate future electricity prices, which are dependent on many variables and subject to significant volatility. PPL Montana's management believes that the current recorded liability was fairly stated at December 31, 2003.

In connection with the December 2001 bankruptcy filings by Enron Corporation and its affiliates (collectively "Enron"), PPL Montana terminated certain electricity, gas and other trading agreements with Enron. At the time that these trading agreements were terminated, they were at prices more favorable to PPL Montana than current market prices, and PPL Montana established a reserve for uncollectible accounts of $29 million. In October 2002, PPL Montana filed proofs of claim in Enron's bankruptcy proceedings for $29 million. These claims were against Enron North America and Enron Power Marketing (the "Enron Subsidiaries"), and against Enron Corporation, which had guaranteed the Enron Subsidiaries' performance (the "Enron Corporation Guarantees").

During 2003, PPL Montana and Enron engaged in discussions regarding the amount of claims that would be allowed against the Enron Subsidiaries. Although no formal agreement on such amounts has been reached, based on informal discussions with Enron's counsel, PPL Montana believes that its claims against the Enron Subsidiaries will eventually be allowed in the bankruptcy at approximately $25 million. Accordingly, PPL Montana reduced its receivables from Enron, and the associated reserve for uncollectible accounts, by $4 million. PPL Montana also determined that it is probable that it will recover approximately $6 million of these receivables from the Enron Subsidiaries, and may collect additional amounts under the Enron Corporation Guarantees. Therefore, PPL Montana determined that it was appropriate to reduce its reserve by an additional $6 million. PPL Montana will continue to reassess the reserve for uncollectible accounts associated with its receivables from Enron.

Other Information

PPL's Audit Committee has approved the independent auditor to provide audit and audit-related services and other services permitted by the Sarbanes-Oxley Act of 2002 and SEC rules. The audit and audit-related services include services in connection with statutory and regulatory filings, reviews of offering documents and registration statements, employee benefit plan audits and internal control reviews.

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

The Audit Committee of the Board of Directors consists entirely of independent directors who are not employees of PPL. The Audit Committee reviews audit plans related to PPL's internal controls, financial reports and related matters and meets regularly with management as well as the independent auditors and internal auditors. The independent auditors and the internal auditors have free access to the Audit Committee, without management present, to discuss internal accounting control, auditing and financial reporting matters.

PricewaterhouseCoopers LLP, the independent certified public accountants, audited PPL's consolidated financial statements and issued their opinion below.

PPL management also recognizes its responsibility for fostering a strong ethical climate so that it conducts its business affairs according to the highest standards of personal and corporate conduct.

William F. Hecht
Chairman, President and Chief Executive Officer

John R. Biggar
Executive Vice President and Chief Financial Officer

Report of Independent Auditors

To the Board of Directors and Shareowners of
PPL Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 8 on page 95 present fairly, in all material respects, the financial position of PPL Corporation and its subsidiaries ("PPL") at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 8 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 17 to the consolidated financial statements, PPL changed its method of accounting for derivative and hedging activities pursuant to Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (an amendment of FASB Statement 133), in 2001. As discussed in Note 12 to the consolidated financial statements, PPL also changed its method of accounting for the amortization of unrecognized gains or losses in the annual pension expense/income determined under SFAS No. 87, Employers' Accounting for Pensions, in 2001. As discussed in Note 18 to the consolidated financial statements, PPL adopted SFAS No. 142, Goodwill and Other Intangible Assets, in 2002. As discussed in Note 21 to the consolidated financial statements, PPL adopted SFAS No. 143, Accounting for Asset Retirement Obligations, in 2003. As discussed in Note 22 to the consolidated financial statements, PPL adopted SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, Emerging Issues Task Force No. 03-11, Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to FAS 133 and Not "Held for Trading Purposes" as Defined in Issue No. 02-3, FASB Interpretation ("FIN") No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and FIN No. 46, Consolidation of Variable Interest Entities -- an interpretation of ARB 51, as amended by FIN 46(R), in 2003. In addition, as discussed in Note 1 to the consolidated financial statements, PPL elected the fair value method of accounting for stock-based compensation as prescribed by SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure, an Amendment FASB Statement No. 123, in 2003.

[PricewaterhouseCoopers LLP (signed)]
PricewaterhouseCoopers LLP
Philadelphia, PA
February 2, 2004

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

PPL's Audit Committee, which consists entirely of independent directors who are not employees of PPL, reviews audit plans related to PPL Energy Supply's internal controls, financial reports and related matters and meets regularly with management as well as the independent auditors and internal auditors. The independent auditors and the internal auditors have free access to PPL's Audit Committee, without management present, to discuss internal accounting control, auditing and financial reporting matters.

PricewaterhouseCoopers LLP, the independent certified public accountants, audited PPL Energy Supply's consolidated financial statements and issued their opinion below.

PPL Energy Supply management also recognizes its responsibility for fostering a strong ethical climate so that it conducts its business affairs according to the highest standards of personal and corporate conduct.

William F. Hecht
President

John R. Biggar
Vice President

Report of Independent Auditors

To the Board of Managers and Sole Member of
PPL Energy Supply, LLC:

In our opinion, the consolidated financial statements listed in the index appearing under Item 8 on page 95 present fairly, in all material respects, the financial position of PPL Energy Supply, LLC and its subsidiaries ("PPL Energy Supply") at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 8 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 17 to the consolidated financial statements, PPL Energy Supply changed its method of accounting for derivative and hedging activities pursuant to Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (an amendment of FASB Statement 133), in 2001. As discussed in Note 12 to the consolidated financial statements, PPL Energy Supply also changed its method of accounting for the amortization of unrecognized gains or losses in the annual pension expense/income determined under SFAS No. 87, Employers' Accounting for Pensions, in 2001. As discussed in Note 18 to the consolidated financial statements, PPL Energy Supply adopted SFAS No. 142, Goodwill and Other Intangible Assets, in 2002. As discussed in Note 21 to the consolidated financial statements, PPL Energy Supply adopted SFAS No. 143, Accounting for Asset Retirement Obligations, in 2003. As discussed in Note 22 to the consolidated financial statements, PPL Energy Supply adopted SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, Emerging Issues Task Force No. 03-11, Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to FAS 133 and Not "Held for Trading Purposes" as Defined in Issue No. 02-3, FASB Interpretation ("FIN") No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and FIN No. 46, Consolidation of Variable Interest Entities -- an interpretation of ARB 51, as amended by FIN 46(R), in 2003.

[PricewaterhouseCoopers LLP (signed)]
PricewaterhouseCoopers LLP
Philadelphia, PA
February 2, 2004

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

PPL's Audit Committee, which consists entirely of independent directors who are not employees of PPL, reviews audit plans related to PPL Electric's internal controls, financial reports and related matters and meets regularly with management as well as the independent auditors and internal auditors. The independent auditors and the internal auditors have free access to PPL's Audit Committee, without management present, to discuss internal accounting control, auditing and financial reporting matters.

PricewaterhouseCoopers LLP, the independent certified public accountants, audited PPL Electric's consolidated financial statements and issued their opinion below.

PPL Electric management also recognizes its responsibility for fostering a strong ethical climate so that it conducts its business affairs according to the highest standards of personal and corporate conduct.

John F. Sipics
President

James E. Abel
Treasurer

Report of Independent Auditors

To the Board of Directors and Shareowner of
PPL Electric Utilities Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 8 on page 95 present fairly, in all material respects, the financial position of PPL Electric Utilities Corporation and its subsidiaries ("PPL Electric") at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 8 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 12 to the consolidated financial statements, PPL Electric changed its method of accounting for the amortization of unrecognized gains or losses in the annual pension expense/income determined under Statement of Financial Accounting Standards No. 87, Employers' Accounting for Pensions, in 2001.

[PricewaterhouseCoopers LLP (signed)]
PricewaterhouseCoopers LLP
Philadelphia, PA
February 2, 2004

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

PPL's Audit Committee, which consists entirely of independent directors who are not employees of PPL, reviews audit plans related to PPL Montana's internal controls, financial reports and related matters and meets regularly with management as well as the independent auditors and internal auditors. The independent auditors and the internal auditors have free access to PPL's Audit Committee, without management present, to discuss internal accounting control, auditing and financial reporting matters.

PricewaterhouseCoopers LLP, the independent certified public accountants, audited PPL Montana's consolidated financial statements and issued their opinion below.

PPL Montana management also recognizes its responsibility for fostering a strong ethical climate so that it conducts its business affairs according to the highest standards of personal and corporate conduct.

Bradley E. Spencer
Vice President and Chief Operating Officer

Charles S. Baker
Controller

Report of Independent Auditors

To the Board of Managers and Member of
PPL Montana, LLC

In our opinion, the consolidated financial statements listed in the index appearing under Item 8 on page 95 present fairly, in all material respects, the financial position of PPL Montana, LLC and its subsidiaries ("PPL Montana") at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 8 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of PPL Montana's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 17 to the consolidated financial statements, PPL Montana changed its method of accounting for derivative and hedging activities pursuant to Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (an amendment of FASB Statement 133) in 2001. As discussed in Note 22 to the consolidated financial statements, PPL Montana adopted Emerging Issues Task Force No. 03-11, Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to FAS 133 and Not "Held for Trading Purposes" as Defined in Issue No. 02-3. As discussed in Note 17, PPL Montana adopted Derivatives Implementations Group Implementation Issue C20, Interpretation of Clearly and Closely Related in Contracts That Qualify for the Normal Purchases and Normal Sales Scope Exception, in 2003.

PricewaterhouseCoopers LLP
Minneapolis, MN
February 2, 2004

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENT OF INCOME FOR THE YEARS ENDED DECEMBER 31,
PPL Corporation and Subsidiaries
(Millions of Dollars, except per share data)
	2003	2002	2001
Operating Revenues
Utility	$3,710	$3,676	$3,034
Unregulated retail electric and gas	152	182	356
Wholesale energy marketing	1,214	1,036	1,027
Net energy trading margins	12	19	37
Energy related businesses	499	568	661

Total	5,587	5,481	5,115

Operating Expenses
Operation
Fuel	617	584	602
Energy purchases	1,030	916	911
Other operation and maintenance	1,204	1,136	1,059
Amortization of recoverable transition costs	260	226	251
Depreciation (Note 1)	380	367	266
Taxes, other than income (Note 5)	256	231	155
Energy related businesses	491	543	535
Other charges
Write-down of international energy projects (Note 9)		113	336
Cancellation of generation projects (Note 9)			150
Workforce reduction (Note 20)	9	75
Write-down of generation assets (Note 9)		44

Total	4,247	4,235	4,265

Operating Income	1,340	1,246	850

Other Income - net (Note 16)	60	30	16

Interest Expense	475	561	386

Income from Continuing Operations Before Income Taxes, Minority Interest and Distributions on Preferred Securities	925	715	480

Income Taxes (Note 5)	170	210	261

Minority Interest (Note 1)	7	78	(2)

Distributions on Preferred Securities (Note 22)	29	67	52

Income from Continuing Operations	719	360	169

Loss from Discontinued Operations (net of income taxes) (Note 9)	20	2

Income Before Cumulative Effects of Changes in Accounting Principles	699	358	169

Cumulative Effects of Changes in Accounting Principles (net of income taxes) (Notes 12, 18, 21 and 22)	35	(150)	10

Net Income	$734	$208	$179

Earnings Per Share of Common Stock (Note 4)
Income from Continuing Operations:
Basic	$4.16	$2.36	$1.16
Diluted	$4.15	$2.36	$1.15
Net Income:
Basic	$4.25	$1.37	$1.23
Diluted	$4.24	$1.36	$1.22

Dividends Declared Per Share of Common Stock	$1.54	$1.44	$1.06

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,
PPL Corporation and Subsidiaries
(Millions of Dollars)
	2003	2002	2001
Cash Flows From Operating Activities
Net income	$734	$208	$179
Adjustments to reconcile net income to net cash provided by operating activities
Loss from discontinued operations	20
Cumulative effects of changes in accounting principles	(35)	150	(10)
Depreciation	380	289	266
Amortizations - recoverable transition costs and other	244	198	224
Charge for cancellation of generation projects			150
Payments to cancel generation projects		(152)
Dividends received from unconsolidated affiliates	7	14	103
Pension income - net	(41)	(42)	(47)
Pension funding	(18)
Write-down of assets	13	157	336
Gain on asset sales and insurance settlements	(21)
Distribution requirements - preferred securities	29	60	52
Equity in earnings of unconsolidated affiliates	11	9	(13)
Equity in earnings of WPD prior to acquiring controlling interest in 2002		(75)	(112)
Deferred income taxes and investment tax credits	96	85	(47)
Deferral of storm-related costs	(15)
Workforce reduction - net of cash paid	9	67
Unrealized (gain) loss on derivative hedging activities	(38)	24	(16)
Gain on NUG contract termination		(25)
NUG contract termination payment		(50)
Realized gain on nuclear trust fund	(19)
Interest accretion on asset retirement obligation and other	22	4	6
Other - net	9	7	(2)
Change in current assets and current liabilities
Accounts receivable	11	(48)	35
Accounts payable	7	(73)	(101)
Other - net	(40)	(6)	(36)
Other operating activities - net
Other assets	37	1	(69)
Other liabilities	(62)		11

Net cash provided by operating activities	1,340	802	909

Cash Flows From Investing Activities
Expenditures for property, plant and equipment	(771)	(649)	(569)
Investment in generating assets and electric energy projects		(261)	(312)
Acquisition of controlling interest in WPD, net of cash acquired		(211)
Proceeds from sale of assets and insurance settlements and other	49	20
Net increase in notes receivable from affiliates			210
Other investing activities - net	(7)	(28)	(31)

Net cash used in investing activities	(729)	(1,129)	(702)

Cash Flows From Financing Activities
Issuance of long-term debt	992		1,529
Retirement of long-term debt	(575)	(823)	(616)
Issuance (retirement) of company-obligated mandatorily redeemable preferred securities		(250)	575
Issuance of common stock	426	587	52
Retirement of preferred stock	(31)		(15)
Payment of common dividends and preferred distributions	(287)	(261)	(201)
Net increase (decrease) in short-term debt	(877)	411	(981)
Other financing activities - net	(35)	(27)	(94)

Net cash provided by (used in) financing activities	(387)	(363)	249

Effect of Exchange Rates on Cash and Cash Equivalents	7	2	(3)

Net Increase (Decrease) in Cash and Cash Equivalents	231	(688)	453
Cash and Cash Equivalents at Beginning of Period	245	933	480

Cash and Cash Equivalents at End of Period	$476	$245	$933

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest (net of amount capitalized)	$456	$412	$373
Income taxes	$19	$100	$328

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEET AT DECEMBER 31,
PPL Corporation and Subsidiaries
(Millions of Dollars)
	2003	2002

Assets

Current Assets
Cash and cash equivalents (Note 1)	$476	$245
Accounts receivable (less reserve: 2003, $93; 2002, $111)	555	588
Unbilled revenues	341	303
Fuel, materials and supplies - at average cost	256	242
Prepayments	54	122
Deferred income taxes (Note 5)	105	104
Price risk management assets (Notes 1 and 17)	90	103
Other	162	112

	2,039	1,819

Investments
Investment in unconsolidated affiliates - at equity (Notes 1 and 3)	230	234
Investment in unconsolidated affiliates - at cost (Note 1)	126	107
Nuclear plant decommissioning trust fund (Note 6)	357	287
Other	29	28

	742	656

Property, Plant and Equipment - net (Note 1)
Electric plant in service
Transmission and distribution	5,456	5,603
Generation	3,362	2,679
General	431	479

	9,249	8,761
Construction work in progress	627	223
Nuclear fuel	144	129

Electric plant	10,020	9,113
Gas and oil plant	205	201
Other property	221	252

	10,446	9,566

Regulatory and Other Noncurrent Assets (Note 1)
Recoverable transition costs	1,687	1,946
Goodwill (Note 18)	1,068	474
Other intangibles (Note 18)	230	212
Other	911	879

	3,896	3,511

	$17,123	$15,552

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEET AT DECEMBER 31,
PPL Corporation and Subsidiaries
(Millions of Dollars)
	2003	2002

Liabilities and Equity

Current Liabilities
Short-term debt (Note 8)	$56	$943
Long-term debt	395	366
Accounts payable	456	452
Above market NUG contracts (Note 14)	74	75
Taxes	182	193
Interest	121	101
Dividends	70	66
Price risk management liabilities (Notes 1 and 17)	82	110
Other	337	307

	1,773	2,613

Long-term Debt	7,464	5,901

Long-term Debt with Affiliate Trusts (Notes 15 and 22)	681

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes and investment tax credits (Note 5)	2,201	2,287
Above market NUG contracts (Note 14)	278	352
Other (Notes 1, 6, 9, 12 and 21)	1,362	1,396

	3,841	4,035

Commitments and Contingent Liabilities (Note 14)

Minority Interest (Note 1)	54	36

Company-obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely Company Debentures (Note 22)		661

Preferred Stock
With sinking fund requirements		31
Without sinking fund requirements	51	51

	51	82

Shareowners' Common Equity
Common stock	2	2
Capital in excess of par value	2,973	2,539
Treasury stock (Note 1)	(837)	(836)
Earnings reinvested	1,478	1,013
Accumulated other comprehensive loss (Notes 1 and 17)	(297)	(446)
Capital stock expense and other	(60)	(48)

	3,259	2,224

	$17,123	$15,552

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF SHAREOWNERS' COMMON EQUITY
AND COMPREHENSIVE INCOME FOR THE YEARS ENDED DECEMBER 31,
PPL Corporation and Subsidiaries
(Millions of Dollars, except per share amounts)
	2003	2002	2001

Common stock at beginning of year	$2	$2	$2

Common stock at end of year	2	2	2

Capital in excess of par value at beginning of year	2,539	1,956	1,895
Common stock issued	426	587	54
Other	8	(4)	7

Capital in excess of par value at end of year	2,973	2,539	1,956

Treasury stock at beginning of year	(836)	(836)	(836)
Treasury stock purchased	(1)

Treasury stock at end of year	(837)	(836)	(836)

Earnings reinvested at beginning of year	1,013	1,023	999
Net income (b)	734	208	179
Cash dividends declared on common stock	(269)	(218)	(155)

Earnings reinvested at end of year	1,478	1,013	1,023

Accumulated other comprehensive loss at beginning of year (c)	(446)	(251)	(36)
Foreign currency translation adjustments (b)	106	125	(234)
Unrealized gain (loss) on available-for-sale securities (b)	24	(3)	(4)
Minimum pension liability adjustments (b) (d)	(10)	(301)
Unrealized gain (loss) on qualifying derivatives (b)	29	(16)	23

Accumulated other comprehensive loss at end of year	(297)	(446)	(251)

Capital stock expense and other at beginning of year	(48)	(37)	(12)
Issuance costs and other charges to issue common stock	(9)	(18)
Issuance costs and other charges to issue PEPS Units	(3)		(25)
Other		7

Capital stock expense and other at end of year	(60)	(48)	(37)

Total Shareowners' Common Equity	$3,259	$2,224	$1,857

Common stock shares at beginning of year (a)	165,736	146,580	145,041
Common stock issued through the ESOP, DRIP, ICP, ICPKE, structured equity program and public offering	11,652	19,156	1,539
Treasury stock purchased	(26)

Common stock shares at end of year	177,362	165,736	146,580

(a)	Shares in thousands; $.01 par value, 390 million shares authorized. Each share entitles the holder to one vote on any question presented to any shareowners' meeting.
(b) Statement of Comprehensive Income (Loss) (Note 1):
Net income	$734	$208	$179
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax (benefit) of $0, $(5), $15	106	125	(234)
Unrealized gain (loss) on available-for-sale securities, net of tax (benefit) of $14, $(2), $(3)	24	(3)	(4)
Minimum pension liability adjustments, net of tax (benefit) of $(4), $(131)	(10)	(301)
Unrealized gain (loss) on qualifying derivatives, net of tax (benefit) of $15, $(10), $12	29	(16)	23

Total other comprehensive income (loss)	149	(195)	(215)

Comprehensive Income (Loss)	$883	$13	$(36)

(c)	See Note 1 for disclosure of balances for each component of Accumulated Other Comprehensive Loss.
(d)	See Note 12 for additional information on the adjustments to the additional minimum pension liability.

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF PREFERRED STOCK AT DECEMBER 31,
PPL Corporation and Subsidiaries (a)
(Millions of Dollars)
	Outstanding		Shares Outstanding	Shares Authorized

PPL Electric	2003	2002	2003

Preferred Stock - $100 par, cumulative
4-1/2%	$25	$25	247,524	629,936
Series Preferred	26	57	257,665	10,000,000

	$51	$82

Details of Preferred Stock (b)

	Outstanding		Shares Outstanding	Optional Redemption Price Per Share

	2003	2002	2003

With Sinking Fund Requirements (c)
Series Preferred
6.125%		$17
6.15%		10
6.33%		4

		$31

Without Sinking Fund Requirements
4-1/2% Preferred	$25	$25	247,524	$110.00
Series Preferred
3.35%	2	2	20,605	103.50
4.40%	12	12	117,676	102.00
4.60%	3	3	28,614	103.00
6.75%	9	9	90,770	103.38

	$51	$51

Decreases in Preferred Stock
	2003		2002		2001

	Shares	Amount	Shares	Amount	Shares	Amount

4-1/2% Preferred					(134)
Series Preferred
5.95%					(10,000)	$(1)
6.125%	(167,500)	$(17)			(148,000)	(14)
6.15%	(97,500)	(10)
6.33%	(46,000)	(4)

Decreases in Preferred Stock normally represent: (i) the redemption of stock pursuant to mandatory sinking fund requirements; or (ii) shares redeemed pursuant to optional redemption provisions.

(a)

Each share of PPL Electric's preferred stock entitles the holder to one vote on any question presented to PPL Electric's shareowners' meetings. There were also 10 million shares of PPL's preferred stock and 5 million shares of PPL Electric's preference stock authorized; none were outstanding at December 31, 2003 and 2002.

(b)

The involuntary liquidation price of the preferred stock is $100 per share. The optional voluntary liquidation price is the optional redemption price per share in effect, except for the 4-1/2% Preferred Stock for which such price is $100 per share (plus in each case any unpaid dividends).

(c)	See Note 22 for additional information.

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF COMPANY-OBLIGATED MANDATORILY REDEEMABLE SECURITIES AT DECEMBER 31,
PPL Corporation and Subsidiaries
(Millions of Dollars)
		Outstanding

		2003(c)	2002

Company-obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely Company Debentures
	$25 per security
	7.75% (a)		$575
	$1,000 per security
	8.23% (b)		86

			$661

(a)

In May 2001, PPL and PPL Capital Funding Trust I, a wholly-owned financing subsidiary of PPL, issued $575 million of 7.75% PEPS Units. Each PEPS Unit consists of (i) a contract to purchase shares of PPL common stock on or prior to May 18, 2004 and (ii) a trust preferred security of PPL Capital Funding Trust I with a maturity date of May 2006 and stated liquidation amount of $25. Each purchase contract requires PPL to make contract adjustment payments of .46% per year, paid quarterly, on the $25 stated amount of the PEPS Unit and requires the holders of the contracts to purchase a number of shares of PPL common stock on or prior to May 18, 2004. The number of shares required to be purchased will depend on the average market price of PPL's common stock prior to the purchase date, subject to certain limitations. The holders' obligations to purchase shares under the purchase contracts may be settled with the proceeds of a remarketing of the trust preferred securities, which have been pledged to secure these obligations. The distribution rate on each trust preferred security is 7.29% per year, paid quarterly, until May 18, 2004. The trust's sole source of funds for distributions are from payments of interest on the 7.29% subordinated notes of PPL Capital Funding, due May 18, 2006, issued to the trust. PPL has guaranteed the payment of principal and interest on the subordinated notes issued to the trust by PPL Capital Funding. PPL has also fully and unconditionally guaranteed all of the trust's obligations under the trust preferred securities. See Note 8 for a discussion of dividend restrictions related to PPL's subsidiaries.

(b)

SIUK Capital Trust I issued $82 million of 8.23% preferred securities maturing in February 2027 and invested the proceeds in 8.23% subordinated debentures maturing in February 2027 issued by SIUK Limited. Thus, the preferred securities are supported by a corresponding amount of subordinated debentures. SIUK Limited owned all of the common securities of SIUK Capital Trust I and guaranteed all of SIUK Capital Trust I's obligations under the preferred securities. In January 2003, SIUK Limited transferred its assets and liabilities, including the common securities of SIUK Capital Trust I and the obligations under the subordinated debentures, to WPD LLP. Therefore, WPD LLP currently guarantees all of SIUK Capital Trust I's obligations under the preferred securities. SIUK Capital Trust I may, at the discretion of WPD LLP, redeem the preferred securities, in whole or in part, at 104.115% of par beginning February 2007 and thereafter at an annually declining premium over par through January 2017, after which time they are redeemable at par. With PPL's acquisition of the controlling interest in WPD in September 2002, these preferred securities were consolidated on the books of PPL at their then fair value of $86 million. See Note 9 for information on the acquisition of a controlling interest in WPD.

(c)

On July 1, 2003, PPL adopted the provisions of SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." These preferred securities are mandatorily redeemable financial instruments, as they require the issuer to redeem the securities for cash on a specified date. Thus, they should be classified as liabilities, as a component of long-term debt, instead of "mezzanine" equity on the Balance Sheet. However, as of December 31, 2003, no amounts were included in "Long-term Debt" for these securities because PPL Capital Funding Trust I and SIUK Capital Trust I were deconsolidated effective December 31, 2003 in connection with the adoption of FIN 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," for certain entities. Instead, the subordinated debt securities that support the trust preferred securities are reflected in "Long-term Debt with Affiliate Trusts" as of December 31, 2003. See Note 22 for additional information on SFAS 150 and FIN 46.

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF LONG-TERM DEBT AT DECEMBER 31,
PPL Corporation and Subsidiaries
(Millions of Dollars)
	Outstanding

	2003		2002	Maturity (a)

Bonds:
6-1/2% - 7-7/8% First Mortgage Bonds (b)	$297	(d)	$382	2003-2024
3.125% - 6.40% First Mortgage Pollution Control Bonds (b)	314	(e)	314	2008-2029
4.30% - 6-1/4% Senior Secured Bonds (b)	900	(f)	800	2007-2013
6.08% to 7.15% Series 1999-1 Transition Bonds	1,423	(g)	1,678	2003-2008
5.875% - 9.25% Unsecured Bonds	1,982	(h)	1,583	2004-2028
6.20% - 6.40% Inflation-linked Bonds	150	(i)	131	2006-2022
1.54% Pollution Control Revenue Bonds	9		9	2027
Notes:
5.75% - 8.375% Medium-term Notes (c)	737	(j)	822	2004-2007
6.40% Senior Unsecured Notes	500		500	2011
8.05% - 8.30% Senior Secured Notes	437	(k)		2013
2.625% Convertible Senior Notes	400	(l)		2023
8.70% - 9.64% Unsecured Promissory Notes	12	(m)	12	2010-2022

Term Loan - variable rate (2.56% at December 31, 2003)	625	(n)		2008
Trust Securities - variable rate (3.435% at December 31, 2003)	31	(n)		2008
Other Long-term Debt	27		21	2003-2013

	7,844		6,252
Fair Value Swaps	28		28
Unamortized discount	(13)		(13)

	7,859		6,267
Less amount due within one year	(395)		(366)

Total Long-term Debt	$7,464		$5,901

Long-term Debt with Affiliate Trusts:
7.29% Subordinated Notes	$592	(o)		2006
8.23% Subordinated Debentures	89	(o)		2027

Total Long-term Debt with Affiliate Trusts	$681

(a)	Aggregate maturities of long-term debt through 2008 are (millions of dollars): 2004, $395; 2005, $911; 2006, $1,454; 2007, $1,070; and 2008, $1,280.
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

(d)

In April 2003, PPL Electric redeemed and retired all of its outstanding First Mortgage Bonds 7-7/8% Series due 2023, at an aggregate par value of $46 million, and in December 2003, retired $19 million of its First Mortgage Bonds 6-3/4% Series due 2023.

(e)	In February 2003, PPL Electric issued $90 million of 3.125% Pollution Control Bonds and also retired $90 million of its 6.40% Series H Pollution Control Bonds.
(f)	In May 2003, PPL Electric issued $100 million of 4.30% Senior Secured Bonds.
(g)

In August 1999, PPL Transition Bond Company issued $2.4 billion of transition bonds to securitize a portion of PPL Electric's stranded costs. The bonds were issued in eight different classes, with expected average lives of 1 to 8.7 years. Bond principal payments of $255 million were made in 2003.

(h)

In March 2003, WPD issued £200 million of 5.875% bonds due 2027 and in May 2003 WPD issued an additional £50 million of 5.875% bonds due 2027. During the fourth quarter, WPD retired $53 million of 7.375% bonds due 2028.

(i)	Increase due to an increase in foreign currency exchange rates.
(j)	During 2003, PPL Capital Funding retired the following series of medium-term notes: $60 million of 6.375% Series due 2003, $20 million of 6.23% Series due 2003 and $5 million of 6.40% Series due 2003.
(k)

Represents lease financing consolidated through a variable interest entity. See Note 22 for additional information. Secured by, among other things, the generation facility, which had a carrying value of $442 million as of December 31, 2003 and was included in "Property, Plant and Equipment - net - Construction work in progress" on the Balance Sheet.

(l)	Issued by PPL Energy Supply in May 2003.
(m)	In September 2003, PPL Gas Utilities made a $750,000 principal payment on its 9.64% Notes due 2010.
(n)

Represents lease financing consolidated through a variable interest entity. See Note 22 for additional information. Borrowings bear interest at a floating rate, based, at PPL's option, upon (i) LIBOR plus an applicable percentage that is subject to change based on the credit ratings of PPL Energy Supply or (ii) the greater of (a) the Wachovia Bank N.A. corporate base rate or (b) the federal funds rate plus 0.50%, plus an applicable percentage that is subject to change based on the credit ratings of PPL Energy Supply. Secured by, among other things, the generation facilities and the land on which the facilities are located. As of December 31, 2003, the aggregate carrying value of the facilities and the land was $617 million, net of accumulated depreciation of $26 million, and was included in "Property, Plant and Equipment - net - Electric plant in service" and "Regulatory and Other Noncurrent Assets - Other intangibles" on the Balance Sheet.

(o)

Represents debt with a wholly-owned trust that was deconsolidated effective December 31, 2003 as a result of the adoption of FIN 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," for certain entities. See Note 22 for further discussion.

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF INCOME FOR THE YEARS ENDED DECEMBER 31,
PPL Energy Supply, LLC and Subsidiaries
(Millions of Dollars)
	2003	2002	2001

Operating Revenues
Wholesale energy marketing	$1,214	$1,036	$1,027
Wholesale energy marketing to affiliates (Note 15)	1,451	1,434	1,331
Utility	934	980	408
Unregulated retail electric and gas	152	182	356
Net energy trading margins	12	19	37
Energy related businesses	486	555	633

Total	4,249	4,206	3,792

Operating Expenses
Operation
Fuel	537	502	500
Energy purchases	818	708	734
Energy purchases from affiliates (Note 15)	160	171	194
Other operation and maintenance	875	812	746
Depreciation (Note 1)	266	265	169
Taxes, other than income (Note 5)	89	78	38
Energy related businesses	469	522	508
Other charges
Write-down of international energy projects (Note 9)		113	336
Cancellation of generation projects (Note 9)			150
Workforce reduction (Note 20)		41
Write-down of generation assets (Note 9)		44

Total	3,214	3,256	3,375

Operating Income	1,035	950	417

Other Income - net (Note 16)	73	44	73

Interest Expense	198	207	21

Interest Expense with Affiliate	1	3	26

Income from Continuing Operations Before Income Taxes, Minority Interest and Distributions on Preferred Securities	909	784	443

Income Taxes (Note 5)	185	266	274

Minority Interest (Note 1)	7	78	(2)

Distributions on Preferred Securities (Note 22)	5	9

Income from Continuing Operations	712	431	171

Loss from Discontinued Operations (net of income taxes) (Note 9)	20	2

Income Before Cumulative Effects of Changes in Accounting Principles	692	429	171

Cumulative Effects of Changes in Accounting Principles (net of income taxes) (Notes 12, 18, 21 and 22)	35	(150)	3

Net Income	$727	$279	$174

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,
PPL Energy Supply, LLC and Subsidiaries
(Millions of Dollars)
	2003	2002	2001

Cash Flows From Operating Activities
Net income	$727	$279	$174
Adjustments to reconcile net income to net cash provided by operating activities
Loss from discontinued operations	20
Cumulative effects of changes in accounting principles	(35)	150	(3)
Depreciation	266	175	169
Amortization - energy commitments and other	(38)	(56)	(61)
Charge for cancellation of generation projects			150
Payments to cancel generation projects		(152)
Dividends received from unconsolidated affiliates	7	14	103
Pension income - net	(39)	(20)	(23)
Pension funding	(15)
Write-down of assets	13	157	336
Gain on asset sales and insurance settlements	(21)
Equity in earnings of unconsolidated affiliates	8	8	(15)
Equity in earnings of WPD prior to acquiring controlling interest in 2002		(75)	(112)
Deferred income taxes and investment tax credits	154	158	14
Workforce reduction - net of cash paid		37
Unrealized (gain) loss on derivative hedging activities	(16)	3	(16)
Gain on NUG contract termination		(25)
NUG contract termination payment		(50)
Realized gain on nuclear trust fund	(19)
Interest accretion on asset retirement obligation and other	22	4	6
Deferred revenue on PLR supply to affiliate			90
Other - net	16	7	(2)
Change in current assets and current liabilities
Accounts receivable	(50)	109	47
Accounts payable	(21)	(32)	(145)
Other - net	(42)	(40)	(101)
Other operating activities - net
Other assets	17	(1)
Other liabilities	(44)	1	8

Net cash provided by operating activities	910	651	619

Cash Flows From Investing Activities
Expenditures for property, plant and equipment	(506)	(404)	(380)
Investment in generating assets and electric energy projects		(261)	(312)
Acquisition of controlling interest in WPD, net of cash acquired		(211)
Proceeds from sale of assets and insurance settlements	47	20
Net (increase) decrease in notes receivable from affiliates	653	(260)	986
Other investing activities - net	10	(28)	(16)

Net cash provided by (used in) investing activities	204	(1,144)	278

Cash Flows From Financing Activities
Issuance of long-term debt	802		729
Retirement of long-term debt	(60)	(14)	(9)
Contributions from Member	261	160	953
Distributions to Member	(1,168)	(710)	(463)
Net increase (decrease) in short-term debt	(862)	392	(193)
Net decrease in short-term debt payable to affiliates			(1,200)
Other financing activities - net	(16)	(3)	(26)

Net cash used in financing activities	(1,043)	(175)	(209)

Effect of Exchange Rates on Cash and Cash Equivalents	7	2	(3)

Net Increase (Decrease) in Cash and Cash Equivalents	78	(666)	685
Cash and Cash Equivalents at Beginning of Period	149	815	130

Cash and Cash Equivalents at End of Period	$227	$149	$815

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest (net of amount capitalized)	$171	$97	$53
Income taxes	$16	$27	$60

Non-cash Contributions from Member
Intercompany notes and accounts receivable			$920

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEET AT DECEMBER 31,
PPL Energy Supply, LLC and Subsidiaries
(Millions of Dollars)
	2003	2002

Assets

Current Assets
Cash and cash equivalents (Note 1)	$227	$149
Accounts receivable (less reserve: 2003, $68; 2002, $87)	320	353
Unbilled revenues	215	187
Accounts receivable from affiliates (Note 15)	71	11
Notes receivable from affiliates (Note 15)	2	655
Fuel, materials and supplies - at average cost	198	200
Price risk management assets (Notes 1 and 17)	88	93
Other	175	159

	1,296	1,807

Investments
Investment in unconsolidated affiliates - at equity (Notes 1 and 3)	212	234
Investment in unconsolidated affiliates - at cost (Note 1)	126	107
Nuclear plant decommissioning trust fund (Note 6)	357	287
Other	5	10

	700	638

Property, Plant and Equipment - net (Note 1)
Electric plant in service
Transmission and distribution	3,129	3,390
Generation	3,362	2,679
General	200	279

	6,691	6,348
Construction work in progress	593	176
Nuclear fuel	144	129

Electric plant	7,428	6,653
Gas and oil plant	21	23
Other property	163	213

	7,612	6,889

Other Noncurrent Assets
Goodwill (Note 18)	1,013	419
Other intangibles (Note 18)	96	91
Other	533	497

	1,642	1,007

	$11,250	$10,341

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEET AT DECEMBER 31,
PPL Energy Supply, LLC and Subsidiaries
(Millions of Dollars)
	2003	2002

Liabilities and Equity

Current Liabilities
Short-term debt (Note 8)	$56	$928
Long-term debt	6	6
Accounts payable	381	382
Accounts payable to affiliates (Note 15)	53	76
Above market NUG contracts (Note 14)	74	75
Taxes	110	114
Interest	74	55
Deferred revenue on PLR energy supply to affiliate (Note 15)	12	12
Price risk management liabilities (Notes 1 and 17)	76	96
Other	222	216

	1,064	1,960

Long-term Debt	4,140	2,225

Long-term Debt with Affiliate Trust (Notes 15 and 22)	89

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes and investment tax credits (Note 5)	1,012	1,022
Above market NUG contracts (Note 14)	278	352
Deferred revenue on PLR energy supply to affiliate (Note 15)	58	69
Other (Notes 1, 6, 9, 12 and 21)	1,077	1,084

	2,425	2,527

Commitments and Contingent Liabilities (Note 14)

Minority Interest (Note 1)	54	36

Company-obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely Company Debentures (Note 22)		86

Member's Equity	3,478	3,507

	$11,250	$10,341

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF MEMBER'S EQUITY AND COMPREHENSIVE INCOME FOR THE YEARS ENDED DECEMBER 31,
PPL Energy Supply, LLC and Subsidiaries
(Millions of Dollars)

		2003	2002	2001

Member's Equity at beginning of year		$3,507	$3,972	$2,577
	Comprehensive income:
	Net income	727	279	174
	Other comprehensive income (loss) (a)
	Foreign currency translation adjustments, net of tax (benefit) of $0, $(5), $15 (b)	106	125	(234)
	Unrealized gain (loss) on qualifying derivatives, net of tax (benefit) of $17, $(15), $29	33	(23)	46
	Minimum pension liability adjustments, net of tax (benefit) of $(5), $(128), $0 (c)	(12)	(296)	(1)
	Unrealized gain on available-for-sale securities, net of tax of $12	24

	Total Comprehensive income (loss)	878	85	(15)

	Member's contributions	261	160	1,873

	Distributions to Member	(1,168)	(710)	(463)

Member's Equity at end of year		$3,478	$3,507	$3,972

(a)	See Note 1 for disclosure of balances for each component of Accumulated Other Comprehensive Loss.
(b)	Includes a $94 million credit for the write-off of the CEMAR cumulative translation adjustment in June 2002. See Note 9 for additional information.
(c)	See Note 12 for additional information on the adjustments to the additional minimum pension liability.

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF COMPANY-OBLIGATED MANDATORILY REDEEMABLE SECURITIES AT DECEMBER 31,
PPL Energy Supply, LLC and Subsidiaries
(Millions of Dollars)
		Outstanding

		2003(b)	2002

Company-obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely Company Debentures - $1,000 per security
	8.23% (a)		$86

(a)

SIUK Capital Trust I issued $82 million of 8.23% preferred securities maturing in February 2027 and invested the proceeds in 8.23% subordinated debentures, maturing in February 2027, issued by SIUK Limited. Thus, the preferred securities are supported by a corresponding amount of subordinated debentures. SIUK Limited owned all of the common securities of SIUK Capital Trust I and guaranteed all of SIUK Capital Trust I's obligations under the preferred securities. In January 2003, SIUK Limited transferred its assets and liabilities, including the common securities of SIUK Capital Trust I and the obligations under the subordinated debentures, to WPD LLP. Therefore, WPD LLP currently guarantees all of SIUK Capital Trust I's obligations under the preferred securities. SIUK Capital Trust I may, at the discretion of WPD LLP, redeem the preferred securities, in whole or in part, at 104.115% of par beginning February 2007 and thereafter at an annually declining premium over par through January 2017, after which time they are redeemable at par. With PPL Energy Supply's acquisition of the controlling interest in WPD in September 2002, these preferred securities were consolidated on the books of PPL Energy Supply at their then fair value of $86 million. See Note 9 for information on the acquisition of a controlling interest in WPD.

(b)

On July 1, 2003, PPL Energy Supply adopted the provisions of SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." These preferred securities are mandatorily redeemable financial instruments, as they require the issuer to redeem the securities for cash on a specified date. Thus, they should be classified as liabilities, as a component of long-term debt, instead of "mezzanine" equity on the Balance Sheet. However, as of December 31, 2003, no amounts were included in "Long-term Debt" for these securities because SIUK Capital Trust I was deconsolidated effective December 31, 2003 in connection with the adoption of FIN 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," for certain entities. Instead, the subordinated debentures that support the trust preferred securities are reflected in "Long-term Debt with Affiliate Trust" as of December 31, 2003. See Note 22 for additional information on SFAS 150 and FIN 46.

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF LONG-TERM DEBT AT DECEMBER 31,
PPL Energy Supply, LLC and Subsidiaries
(Millions of Dollars)
	Outstanding

	2003	2002	Maturity (a)

6.40% Senior Unsecured Notes	$500	$500	November 1, 2011
2.625% Convertible Senior Notes (b)	400		May 15, 2023
5.875% to 9.25% Unsecured Bonds (c)	1,982	1,583	2004-2028
Variable rate (3.435% at December 31, 2003) Trust Securities (d)	31		June 2008
Term loan - variable rate (2.56% at December 31, 2003) (d)	625		June 2008
8.05% Senior Secured Notes (e)	284		December 2013
8.30% Senior Secured Notes (e)	153		December 2013
6.20% - 6.40% Bonds - Inflation-linked bonds (f)	150	131	2006-2022
6% Bolivian Govt.	9	10	2004-2013
2.57% - 18% UF-denominated debt with various banks	4	6	2004-2013
9% Note payable	1	2	2003-2004
Other Long-term Debt	15	3	2003-2011

	4,154	2,235
Unamortized discount	(8)	(4)

	4,146	2,231
Less amount due within one year	(6)	(6)

Total Long-term Debt	$4,140	$2,225

Long-term Debt with Affiliate Trust:
8.23% Subordinated Debentures (g)	$89		2027

(a)

Aggregate maturities of long-term debt through 2008 are (millions of dollars): 2004, $6; 2005, $185; 2006, $427; 2007, $183; and 2008, $885. There are no debt securities outstanding that have sinking fund requirements.

(b)	Issued by PPL Energy Supply in May 2003.
(c)

In March 2003, WPD issued £200 million of 5.875% bonds due 2027 and in May 2003 WPD issued an additional £50 million of 5.875% bonds due 2027. During the fourth quarter, WPD retired $53 million of 7.375% bonds due 2028.

(d)

Represents lease financing consolidated through a variable interest entity. See Note 22 for additional information. Borrowings bear interest at a floating rate based, at PPL's option, upon (i) LIBOR plus an applicable percentage that is subject to change based on the credit ratings of PPL Energy Supply or (ii) the greater of (a) the Wachovia Bank N.A. corporate base rate or (b) the federal funds rate plus 0.50%, plus an applicable percentage that is subject to change based on the credit ratings of PPL Energy Supply. Secured by, among other things, the generation facilities and the land on which the facilities are located. As of December 31, 2003, the aggregate carrying value of the facilities and the land is $617 million, net of accumulated depreciation of $26 million, and is included in "Property, Plant and Equipment - net - Electric plant in service" and "Regulatory and Other Noncurrent Assets - Other intangibles" on the Balance Sheet.

(e)

Represents lease financing consolidated through a variable interest entity. See Note 22 for additional information. Secured by, among other things, the generation facility, which has a carrying value of $442 million as of December 31, 2003 and is included in "Property, Plant and Equipment - net - Construction work in progress" on the Balance Sheet.

(f)	Increase due to an increase in foreign currency exchange rates.
(g)

Represents debt with a wholly-owned trust that was deconsolidated effective December 31, 2003 as a result of the adoption of FIN 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," for certain entities. See Note 22 for further discussion.

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

(THIS PAGE LEFT BLANK INTENTIONALLY.)

CONSOLIDATED STATEMENT OF INCOME FOR THE YEARS ENDED DECEMBER 31,
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars)
	2003	2002	2001

Operating Revenues
Retail electric	$2,597	$2,527	$2,437
Retail electric to affiliate	8	23	20
Wholesale electric	29	28	33
Wholesale electric to affiliate (Note 15)	152	160	176
Energy related businesses	2	10	28

Total	2,788	2,748	2,694

Operating Expenses
Operation
Energy purchases	211	208	177
Energy purchases from affiliate (Note 15)	1,444	1,431	1,325
Other operation and maintenance	345	319	288
Amortization of recoverable transition costs	260	226	251
Depreciation (Note 1)	103	94	91
Taxes, other than income (Note 5)	164	153	116
Energy related businesses	1	9	27
Workforce reduction (Note 20)	9	33

Total	2,537	2,473	2,275

Operating Income	251	275	419

Other Income - net (Note 16)	6	16	16

Interest Expense	211	218	230

Income Before Income Taxes	46	73	205

Income Taxes (Note 5)	18	18	65

Income Before Cumulative Effect of a Change in Accounting Principle	28	55	140

Cumulative Effect of a Change in Accounting Principle (net of income taxes) (Note 12)			5

Income Before Distributions on Preferred Securities	28	55	145

Distributions on Preferred Securities	3	16	26

Income Available to PPL Corporation	$25	$39	$119

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars)
	2003	2002	2001

Cash Flows From Operating Activities
Net income	$25	$39	$119
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	103	94	91
Amortizations - recoverable transition costs and other	281	245	260
Distribution requirements - preferred securities	3	16	26
Deferred income taxes and investment tax credits	17	21	31
Workforce reduction - net of cash paid	9	31
Deferral of storm-related costs	(15)
Prepayment on PLR energy supply from affiliate			(90)
Pension income	(4)	(17)	(24)
Cumulative effect of a change in accounting principle			(5)
Change in current assets and current liabilities
Accounts receivable	21	(65)	76
Accounts payable	70	(97)	(113)
Other - net	3	5	33
Other operating activities - net
Other assets	(4)	11	(22)
Other liabilities	19	(9)	10

Net cash provided by operating activities	528	274	392

Cash Flows From Investing Activities
Expenditures for property, plant and equipment	(235)	(224)	(138)
Net (increase) decrease in notes receivable from parent and affiliates	90	260	(280)
Other investing activities - net		5	(14)

Net cash provided by (used in) investing activities	(145)	41	(432)

Cash Flows From Financing Activities
Issuance of long-term debt	190		800
Retirement of long-term debt	(430)	(285)	(465)
Retirement of company-obligated mandatorily redeemable preferred securities		(250)
Contribution from parent	75	240
Purchase of treasury stock			(280)
Retirement of preferred stock	(31)		(15)
Payment of preferred distributions	(3)	(22)	(26)
Payment of common dividends to PPL Corporation	(29)	(63)	(81)
Net increase (decrease) in short-term debt	(15)	15	(59)
Other financing activities - net	(7)		(22)

Net cash used in financing activities	(250)	(365)	(148)

Net Increase (Decrease) in Cash and Cash Equivalents	133	(50)	(188)
Cash and Cash Equivalents at Beginning of Period	29	79	267

Cash and Cash Equivalents at End of Period	$162	$29	$79

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest (net of amount capitalized)	$204	$222	$214
Income taxes	$17	$32	$63

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEET AT DECEMBER 31,
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars)
	2003	2002

Assets

Current Assets
Cash and cash equivalents (Note 1)	$162	$29
Accounts receivable (less reserve: 2003, $24; 2002, $23)	212	216
Unbilled revenues	123	113
Accounts receivable from affiliates (Note 15)	27	44
Notes receivable from affiliates (Note 15)		90
Income tax receivable	35	35
Prepayments	5	51
Prepayment on PLR energy supply from affiliate (Note 15)	12	12
Deferred income taxes (Note 5)	45	43
Other	54	36

	675	669

Property, Plant and Equipment - net (Note 1)
Electric plant in service
Transmission and distribution	2,327	2,214
General	226	192

	2,553	2,406
Construction work in progress	31	46

Electric plant	2,584	2,452
Other property	5	4

	2,589	2,456

Regulatory and Other Noncurrent Assets (Note 1)
Recoverable transition costs	1,687	1,946
Intangibles (Note 18)	116	118
Prepayment on PLR energy supply from affiliate (Note 15)	58	69
Other	344	325

	2,205	2,458

	$5,469	$5,583

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEET AT DECEMBER 31,
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars)
	2003	2002

Liabilities and Equity

Current Liabilities
Short-term debt		$15
Long-term debt	$289	274
Accounts payable	44	42
Accounts payable to affiliates (Note 15)	92	24
Taxes	86	96
Interest	32	34
Other	83	63

	626	548

Long-term Debt	2,648	2,901

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes and investment tax credits (Note 5)	728	702
Other (Notes 1 and 12)	194	203

	922	905

Commitments and Contingent Liabilities (Note 14)

Preferred Stock
With sinking fund requirements (Notes 8 and 22)		31
Without sinking fund requirements	51	51

	51	82

Shareowner's Common Equity
Common stock	1,476	1,476
Additional paid-in capital	361	282
Treasury stock (Note 1)	(912)	(912)
Earnings reinvested	304	308
Capital stock expense and other	(7)	(7)

	1,222	1,147

	$5,469	$5,583

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF SHAREOWNER'S COMMON EQUITY FOR THE YEARS ENDED DECEMBER 31,
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars, except share amounts)
	2003	2002	2001

Common stock at beginning of year	$1,476	$1,476	$1,476

Common stock at end of year	1,476	1,476	1,476

Additional paid-in capital at beginning of year	282	51	55
Capital contribution from PPL	75	240
Other	4	(9)	(4)

Additional paid-in capital at end of year	361	282	51

Treasury stock at beginning of year	(912)	(912)	(632)
Treasury stock purchased			(280)

Treasury stock at end of year	(912)	(912)	(912)

Earnings reinvested at beginning of year	308	332	277
Net income (a)	25	39	119
Cash dividends declared on common stock	(29)	(63)	(64)

Earnings reinvested at end of year	304	308	332

Capital stock expense and other at beginning of year	(7)	(16)	(16)
Other		9

Capital stock expense and other at end of year	(7)	(7)	(16)

Total Shareowner's Common Equity	$1,222	$1,147	$931

Common stock shares at beginning of year (b)	78,030	78,030	102,230
Treasury stock purchased			(24,200)

Common stock shares at end of year	78,030	78,030	78,030

(a)	PPL Electric's net income approximates comprehensive income.

(b)	Shares in thousands. No par value. 170 million shares authorized. All common shares of PPL Electric stock are owned by PPL.

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF PREFERRED STOCK AT DECEMBER 31,
PPL Electric Utilities Corporation and Subsidiaries (a)
(Millions of Dollars)
			Shares Outstanding
	Outstanding			Shares

	2003	2002	2003	Authorized

Preferred Stock - $100 par, cumulative
4-1/2%	$25	$25	247,524	629,936
Series Preferred	26	57	257,665	10,000,000

	$51	$82

Details of Preferred Stock (b)

			Shares Outstanding	Optional Redemption Price Per Share
	Outstanding

	2003	2002	2003

With Sinking Fund Requirements (c)
Series Preferred
6.125%		$17
6.15%		10
6.33%		4

		$31

Without Sinking Fund Requirements
4-1/2% Preferred	$25	$25	247,524	$110.00
Series Preferred
3.35%	2	2	20,605	103.50
4.40%	12	12	117,676	102.00
4.60%	3	3	28,614	103.00
6.75%	9	9	90,770	103.38

	$51	$51

Decreases in Preferred Stock
	2003		2002		2001

	Shares	Amount	Shares	Amount	Shares	Amount

4-1/2% Preferred					(134)
Series Preferred
5.95%					(10,000)	$(1)
6.125%	(167,500)	$(17)			(148,000)	(14)
6.15%	(97,500)	(10)
6.33%	(46,000)	(4)

Decreases in Preferred Stock normally represent: (i) the redemption of stock pursuant to mandatory sinking fund requirements; or (ii) shares redeemed pursuant to optional redemption provisions.

(a)

Each share of PPL Electric's preferred stock entitles the holder to one vote on any question presented to PPL Electric's shareowners' meetings. There were 5 million shares of PPL Electric's preference stock authorized; none were outstanding at December 31, 2003 and 2002.

(b)

The involuntary liquidation price of the preferred stock is $100 per share. The optional voluntary liquidation price is the optional redemption price per share in effect, except for the 4-1/2% Preferred Stock for which such price is $100 per share (plus in each case any unpaid dividends).

(c)	See Note 22 for additional information.

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF LONG-TERM DEBT AT DECEMBER 31,
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars)
	Outstanding

	2003		2002	Maturity (a)

First Mortgage Bonds (b)
6-7/8%			$19	February 1, 2003
6-7/8%	$25		25	March 1, 2004
6-1/2%	110		110	April 1, 2005
6.55%	146		146	March 1, 2006
7-3/8%	10		10	2014-2018
6-3/4% to 7-7/8%		(c)	66	2019-2023
7.30%	6		6	2024-2029
First Mortgage Pollution Control Bonds (b)
3.125% Series	90	(d)		November 1, 2008
6.40% Series H		(d)	90	November 1, 2021
5.50% Series I	53		53	February 15, 2027
6.40% Series J	116		116	September 1, 2029
6.15% Series K	55		55	August 1, 2029
Senior Secured Bonds (b)
5-7/8%	300		300	August 15, 2007
6-1/4%	500		500	August 15, 2009
4.30%	100	(e)		June 1, 2013

	1,511		1,496
Series 1999-1 Transition Bonds
6.08% to 7.15%	1,423	(f)	1,678	2003-2008

Pollution Control Revenue Bonds - 1.54%	9		9	June 1, 2027

	2,943		3,183
Unamortized discount	(6)		(8)

	2,937		3,175
Less amount due within one year	(289)		(274)

Total Long-term Debt	$2,648		$2,901

(a)

Aggregate maturities of long-term debt through 2008 are (millions of dollars): 2004, $289; 2005, $376; 2006, $434; 2007, $600; and 2008, $395. There are no bonds outstanding that have sinking fund requirements.

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

(c)

In April 2003, PPL Electric redeemed and retired all of its outstanding First Mortgage Bonds, 7-7/8% Series due 2023, at an aggregate par value of $46 million and in December 2003, retired $19 million of its First Mortgage Bonds 6-3/4% Series due 2023.

(d)	In February 2003, PPL Electric issued $90 million of 3.125% Series Pollution Control Bonds and also retired $90 million of its 6.40% Series H Pollution Control Bonds.
(e)	In May 2003, PPL Electric issued $100 million of 4.30% Senior Secured Bonds.
(f)

In August 1999, PPL Transition Bond Company issued $2.4 billion of transition bonds to securitize a portion of PPL Electric's stranded costs. The bonds were issued in eight different classes, with expected average lives of 1 to 8.7 years. Bond principal payments of $255 million were made in 2003.

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF INCOME FOR THE YEARS ENDED DECEMBER 31,
PPL Montana, LLC and Subsidiaries
(Millions of Dollars)
	2003	2002	2001

Operating Revenues
Wholesale energy marketing	$287	$237	$335
Wholesale energy marketing to affiliate (Note 15)	64	68	80
Net energy trading margins		(1)	6
Other	3	2	3

Total	354	306	424

Operating Expenses
Operation
Fuel	36	32	30
Energy purchases	73	53	82
Other operation and maintenance	97	98	101
Transmission	11	7	8
Depreciation (Note 1)	11	11	10
Taxes, other than income (Note 5)	16	17	16

Total	244	218	247

Operating Income	110	88	177

Other Income - net	9		3

Interest Expense	5	6	9

Income Before Income Taxes	114	82	171

Income Taxes (Note 5)	45	35	68

Income Before Cumulative Effect of a Change in Accounting Principle	69	47	103

Cumulative Effect of a Change in Accounting Principle (net of income taxes) (Note 14)	(1)

Net Income	$68	$47	$103

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,
PPL Montana, LLC and Subsidiaries
(Millions of Dollars)
	2003	2002	2001

Cash Flows From Operating Activities
Net income	$68	$47	$103
Adjustments to reconcile net income to net cash provided by operating activities
Cumulative effect of a change in accounting principle	1
Allowance for doubtful accounts	(10)		28
Depreciation	11	11	10
Amortization - wholesale energy commitments	(6)	(17)	(20)
Deferred income taxes	21	17	7
Changes in current assets and liabilities
Accounts receivable	6	(5)	38
Accounts receivable/payable to Member	(4)	(14)	(27)
Accounts receivable/payable to affiliate	3	6	(22)
Accounts payable and accrued expenses	2	(2)	(17)
Other - net	(8)	(6)	(10)
Other operating activities
Prepaid operating lease for generating assets	(25)	(27)	(15)
Pension funding	(12)	9	12
Other - net	7	(5)	2

Net cash provided by operating activities	54	14	89

Cash Flows From Investing Activities
Proceeds from sale of property, plant and equipment			5
Expenditures for property, plant and equipment	(21)	(19)	(26)

Net cash used in investing activities	(21)	(19)	(21)

Cash Flows From Financing Activities
Net borrowings (repayments) on revolving line of credit with affiliate	(26)	(18)	44
Distribution to Member	(5)		(167)

Net cash used in financing activities	(31)	(18)	(123)

Net Increase (Decrease) in Cash and Cash Equivalents	2	(23)	(55)
Cash and Cash Equivalents at Beginning of Period	1	24	79

Cash and Cash Equivalents at End of Period	$3	$1	$24

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$1	$1	$2
Income taxes	$30	$32	$88

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEET AT DECEMBER 31,
PPL Montana, LLC and Subsidiaries
(Millions of Dollars)
	2003	2002
Assets

Current Assets
Cash and cash equivalents (Note 1)	$3	$1
Accounts receivable (less reserve: 2003, $36; 2002, $46)	5	3
Unbilled revenues	23	23
Accounts receivable from joint owners	9	8
Accounts receivable from Member	6	2
Fuel, materials and supplies - at average cost	7	6
Price risk management assets (Notes 1 and 17)	14	12
Deferred income taxes (Note 5)	10	17
Prepayments and other	6	4

	83	76

Noncurrent Assets
Property, plant and equipment - net (Note 1)	443	433
Prepaid operating lease for generating assets (Note 10)	80	55
Intangibles (Note 18)	43	39
Deferred income taxes (Note 5)		12
Other	27	28

	593	567

	$676	$643

Liabilities and Equity

Current Liabilities
Accounts payable	$34	$31
Accounts payable to affiliates	4	1
Revolving line of credit with affiliate (Notes 8 and 15)		26
Accrued expenses	16	17
Price risk management liabilities (Notes 1 and 17)	7	12
Wholesale energy commitments (Note 14)	3	2

	64	89

Noncurrent Liabilities
Employee benefit obligations	16	27
Wholesale energy commitments (Note 14)	54	62
Deferred income taxes (Note 5)	6
Other (Note 12)	31	31

	107	120

Commitments and Contingent Liabilities (Note 14)

Member's Equity	505	434

	$676	$643

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF MEMBER'S EQUITY AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31,
PPL Montana, LLC and Subsidiaries
(Millions of Dollars)
	2003	2002	2001

Member's Equity at beginning of year	$434	$421	$453
Comprehensive income:
Net income (a)	68	47	103
Other comprehensive income (loss): (a)
Unrealized gain (loss) on qualifying derivatives, net of tax (benefit) of $4, (19), $21	7	(29)	33
Minimum pension liability adjustment	1	(5)	(1)

Total comprehensive income	76	13	135
Distribution to Member	(5)		(167)

Member's Equity at end of year	$505	$434	$421

(a)	See Note 1 for disclosure of balances for each component of Accumulated Other Comprehensive Income.

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
  Summary of Significant Accounting Policies

  Business and Consolidation

  (PPL, PPL Energy Supply and PPL Electric)

  PPL is an energy and utility holding company that, through its subsidiaries, is primarily engaged in the generation and marketing of electricity in the northeastern and western U.S. and in the delivery of electricity in Pennsylvania, the U.K. and Latin America. Based in Allentown, Pennsylvania, PPL's principal subsidiaries are PPL Energy Funding, PPL Electric, PPL Gas Utilities, PPL Services and PPL Capital Funding.

  (PPL and PPL Energy Supply)

  PPL Energy Funding is the parent of PPL Energy Supply, which serves as the holding company for PPL's principal unregulated subsidiaries. PPL Energy Supply is the parent of PPL Generation, PPL EnergyPlus and PPL Global.

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

  (PPL, PPL Energy Supply and PPL Montana)

  PPL Montana commenced operations in 1999, after the purchase of substantially all of the generation assets and certain contracts of the utility division of Montana Power. PPL Montana operates steam generation and hydroelectric facilities throughout Montana. PPL Montana has been designated as an EWG under the Federal Power Act and sells wholesale power throughout the western U.S. PPL Montana Holdings, LLC is the sole Member of PPL Montana and is an indirect, wholly-owned subsidiary of PPL.

  (PPL, PPL Energy Supply, PPL Electric and PPL Montana)

  The consolidated financial statements of PPL, PPL Energy Supply, PPL Electric and PPL Montana include each company's own accounts as well as the accounts of all entities in which the company has a controlling financial interest. Investments in entities in which the company has the ability to exercise significant influence but does not have a controlling financial interest are accounted for under the equity method. All other investments are carried at cost. All significant intercompany transactions have been eliminated. Any minority interests in operating results, and equity ownership, are reflected in the consolidated financial statements.

  (PPL and PPL Energy Supply)

  It is the policy of PPL and PPL Energy Supply to consolidate foreign subsidiaries and record equity in earnings of other foreign entities on a lag, based on the availability of financial data on a U.S. GAAP basis:

•	Earnings from foreign equity method investments are recorded on a three-month lag.

•

  PPL and PPL Energy Supply consolidate the results of foreign entities in which they have a controlling financial interest (WPD, Emel, EC, the Bolivian subsidiaries and other investments) on a one-month lag.

  Effective August 21, 2002, PPL Energy Supply deconsolidated CEMAR and began accounting for it using the cost method. See Note 9 for further discussion.

  Effective December 31, 2003, PPL's and PPL Energy Supply's consolidated financial statements include the accounts of the lessors under the operating leases for the Sundance, University Park and Lower Mt. Bethel generation facilities. These entities are not included in the consolidated financial statements for periods ending prior to December 31, 2003. See "FIN 46 and FIN 46(R)" in Note 22 for further discussion.

  Effective December 31, 2003, PPL deconsolidated PPL Capital Funding Trust I, a wholly-owned trust, and PPL Energy Supply deconsolidated SIUK Capital Trust I, also a wholly-owned trust. Both entities are included in PPL's consolidated financial statements for periods ending prior to December 31, 2003. SIUK Capital Trust I is included in PPL Energy Supply's consolidated financial statements for periods ending prior to December 31, 2003. See "FIN 46 and FIN 46(R)" in Note 22 for further discussion.

  The consolidated financial statements of PPL and PPL Energy Supply include their share of undivided interests in jointly-owned facilities, as well as their share of the related operating costs of those facilities. See Note 13 for additional information.

  Use of Estimates (PPL, PPL Energy Supply, PPL Electric and PPL Montana)

  The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  PPL records loss accruals in accordance with SFAS 5, "Accounting for Contingencies."

  Accounting Records (PPL and PPL Electric)

  The system of accounts for PPL Electric and PPL Gas Utilities are maintained in accordance with the Uniform System of Accounts prescribed by the FERC and adopted by the PUC.

  Cash Equivalents (PPL, PPL Energy Supply, PPL Electric and PPL Montana)

  All highly liquid debt instruments purchased with original maturities of three months or less are considered to be cash equivalents.

  Property, Plant and Equipment

  (PPL, PPL Energy Supply, PPL Electric and PPL Montana)

  PP&E is recorded at original cost, unless impaired. If impaired, the asset is written down to fair value at that time, which becomes the asset's new cost basis. Original cost includes material, labor, contractor costs, construction overheads and financing costs, where applicable. The cost of repairs and minor replacements are charged to expense as incurred. PPL records costs associated with planned major maintenance projects in the period in which the costs are incurred. No costs are accrued in advance of the period in which the work is performed.

  When a component of PP&E is retired that was depreciated under the composite or group method, the original cost is charged to accumulated depreciation. When all or a significant portion of an operating unit is retired or sold that was depreciated under the composite or group method, the property and the related accumulated depreciation account is reduced and any gain or loss is included in income, unless otherwise required by regulators. Depreciation is computed over the estimated useful lives of property using various methods including the straight-line, composite and group methods. PPL and its subsidiaries periodically review and adjust the depreciable lives of their fixed assets.

  AFUDC is capitalized as part of the construction costs for regulated projects. Interest is capitalized as part of construction costs for non-regulated projects.

  Following are the classes of PP&E, with the associated accumulated depreciation, at December 31:

	2003

	PPL	PPL Energy Supply	PPL Electric	PPL Montana

Electric plant

Generation	$8,191	$8,191		$403

Transmission and distribution	7,324	3,568	$3,756

General	728	365	353	54

Construction work in progress	627	593	31	20

Nuclear fuel	308	308

Gas and oil	321	63

Other property	276	214	5

	17,775	13,302	4,145	477

Less: Accumulated depreciation and amortization	7,329	5,690	1,556	34

	$10,446	$7,612	$2,589	$443

	2002

	PPL	PPL Energy Supply	PPL Electric	PPL Montana

Electric plant

Generation	$7,407	$7,407		$403

Transmission and distribution	7,279	3,695	$3,584

General	749	414	324	41

Construction work in progress	223	176	46	14

Nuclear fuel	312	312

Gas and oil	321	64

Other property	301	262	5

	16,592	12,330	3,959	458

Less: Accumulated depreciation and amortization	7,026	5,441	1,503	25

	$9,566	$6,889	$2,456	$433

  Following are the weighted-average rates of depreciation at December 31:

	2003

	PPL	PPL Energy Supply	PPL Electric	PPL Montana

Generation	2.01%	2.01%		2.14%

Transmission and distribution	3.16%	4.10%	2.31%

General	3.75%	3.96%	3.64%	4.39%

	2002

	PPL	PPL Energy Supply	PPL Electric	PPL Montana

Generation	1.88%	1.88%		2.16%

Transmission and distribution	2.99%	3.70%	2.30%

General	2.72%	2.99%	2.54%	4.75%

  The annual provisions for depreciation have been computed principally in accordance with the following ranges, in years, of assets lives:

	PPL	PPL Energy Supply	PPL Electric	PPL Montana

Generation	5-65	5-65		30-50

Transmission and distribution	15-80	30-40	15-80

General	3-80	3-60	10-80	5-55

  (PPL and PPL Energy Supply)

  As of July 1, 2003, PPL Energy Supply changed the depreciable lives of its gas-fired peaking plants from 30 to 40 years based upon engineering estimates. This change decreased depreciation by $1 million in 2003 and is expected to decrease depreciation by $8 million in 2004 and thereafter, which includes the impact for certain gas-fired peaking plants consolidated in accordance with FIN 46. See Note 22 for further discussion of FIN 46.

  (PPL Electric)

  When a component of regulated PP&E is retired, the original cost plus the cost of retirement, less salvage, is charged to accumulated depreciation.

  Property, Plant and Equipment and Intangible Asset - Impairments (PPL, PPL Energy Supply, PPL Electric and PPL Montana)

  Long-lived assets and identifiable intangibles held and used by PPL and its subsidiaries are reviewed for impairment when events or circumstances indicate carrying amounts may not be recoverable. An impairment loss is recognized if the carrying amount of PP&E and identifiable intangibles is not recoverable from undiscounted future cash flow. The impairment charge is measured by the difference between the carrying amount of the asset and its fair value. Goodwill is reviewed for impairment annually or more frequently when events or circumstances indicate that the carrying value may be greater than the implied fair value. If the carrying value of the reporting unit exceeds its fair value, the implied fair value of goodwill must be calculated. If the implied fair value goodwill is less than its carrying value, the difference represents the amount of impairment. See Notes 9 and 18 for a discussion of asset impairment charges recorded.

  Debt Securities

  (PPL, PPL Energy Supply and PPL Electric)

  Debt securities that have been classified as held-to-maturity have been so classified due to the intent to hold such securities to maturity and the ability to do so. All other debt securities have been classified as available-for-sale or trading.

  Regulation

  (PPL, PPL Energy Supply and PPL Electric)

  PPL Electric, PPL Gas Utilities, and a Latin American affiliate account for regulated operations in accordance with the provisions of SFAS 71, "Accounting for the Effects of Certain Types of Regulation," which requires rate-regulated entities to reflect the effects of regulatory decisions in their financial statements.

  The following regulatory assets were included in the "Regulatory and Other Noncurrent Assets" section of the Balance Sheet at December 31:

	PPL		PPL Electric

	2003	2002	2003	2002

Recoverable transition costs	$1,687	$1,946	$1,687	$1,946

Taxes recoverable through future rates	250	260	242	235

Other	24	13	20	8

	$1,961	$2,219	$1,949	$2,189

  Based on the PUC Final Order, PPL Electric began amortizing its competitive transition (or stranded) costs, $2.97 billion, over an 11-year transition period effective January 1, 1999. In August 1999, competitive transition costs of $2.4 billion were converted to intangible transition costs when they were securitized by the issuance of transition bonds. The intangible transition costs are being amortized over the life of the transition bonds, through December 2008, in accordance with an amortization schedule filed with the PUC. The assets of PPL Transition Bond Company, including the intangible transition property, are not available to creditors of PPL or PPL Electric. The transition bonds are obligations of PPL Transition Bond Company and are non-recourse to PPL and PPL Electric. The remaining competitive transition costs are also being amortized based on an amortization schedule previously filed with the PUC, adjusted for those competitive transition costs that were converted to intangible transition costs. As a result of the conversion of a significant portion of the competitive transition costs into intangible transition costs, amortization of substantially all of the remaining competitive transition costs will occur in 2009.

  Included in "Other" above, are approximately $15 million of storm restoration costs associated with the September 2003 Hurricane Isabel. These costs have been deferred in accordance with the PUC declaratory order of January 16, 2004. The ratemaking treatment of these losses will be addressed in the 2004 rate proceeding. PPL and PPL Electric believe there is a reasonable basis for recovery of all regulatory assets.

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

  Contracts that meet the definition of a derivative are accounted for under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and interpreted. Certain energy contracts have been excluded from the requirements of SFAS 133 because they meet the definition of a "normal purchase or normal sale" under DIG Issue C15, "Scope Exceptions: Normal Purchases and Normal Sales Exception for Certain Option-Type Contracts and Forward Contracts in Electricity." These contracts are reflected in the financial statements using the accrual method of accounting.

  Additionally, PPL, PPL Energy Supply and PPL Montana adopted SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," as of July 1, 2003. The requirements of SFAS 149, which required prospective application, placed additional limitations on the use of the normal purchase or normal sale exception. Therefore, the accounting for certain types of transactions has been changed on a prospective basis to conform with SFAS 149.

  Under SFAS 133, all derivatives are recognized on the balance sheet at their fair value. On the date the derivative contract is executed, PPL designates the derivative as a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment ("fair value" hedge), a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge), a foreign currency fair value or cash flow hedge ("foreign currency" hedge), a hedge of a net investment in a foreign operation or a trading derivative. Changes in the fair value of a derivative that is highly effective as, and is designated and qualifies as, a fair value hedge, along with the loss or gain on the hedged asset or liability that is attributable to the hedged risk, are recorded in current-period earnings. Changes in the fair value of a derivative that is highly effective as, and is designated as and qualifies as, a cash flow hedge are recorded in other comprehensive income, until earnings are affected by the variability of cash flows being hedged. Changes in the fair value of derivatives that are designated as and qualify as foreign currency hedges are recorded in either current-period earnings or other comprehensive income, depending on whether the hedge transaction is a fair value hedge or a cash flow hedge. If a derivative is used as a hedge of a net investment in a foreign operation, its changes in fair value, to the extent effective as a hedge, are recorded within other comprehensive income. Changes in the fair value of derivatives that are not designated as hedging instruments are reported in current-period earnings.

  Unrealized gains and losses from changes in market prices of energy contracts accounted for as fair value hedges are reflected in "Energy purchases" on the Statement of Income, as are changes in the underlying positions. Gains and losses from changes in market prices of energy contracts accounted for as cash flow hedges, when recognized on the Statement of Income, are reflected in "Wholesale energy marketing" revenues or "Energy purchases," consistent with the hedged item. Gains and losses from changes in the market price of interest rate and foreign currency derivative contracts, when recognized on the Statement of Income, are accounted for in "Interest Expense."

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

  In the fourth quarter of 2002, PPL Energy Supply and PPL Montana adopted the accounting requirements under EITF 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities." As such, PPL reflects its net realized and unrealized gains and losses associated with all derivatives that are held for trading purposes in the "Net energy trading margins" line on the Statement of Income. Non-derivative contracts that met the definition of energy trading activities as defined by EITF 98-10, "Accounting for Energy Trading and Risk Management Activities" are reflected in the financial statements using the accrual method of accounting. Prior periods were restated.

  PPL Energy Supply and PPL Montana have adopted the final provisions of EITF 03-11, "Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to FASB Statement No. 133 and Not 'Held for Trading Purposes' as Defined in Issue No. 02-3," prospectively as of October 1, 2003. As a result of the adoption, non-trading bilateral sales of electricity at major market delivery points are netted with purchases that offset the sales at those same delivery points. A major market delivery point is any delivery point with liquid pricing available. The impact of adopting EITF 03-11 was a reduction in both "Wholesale energy marketing" revenues and "Energy purchases" of $105 million in PPL's and PPL Energy Supply's Statement of Income and by $18 million in PPL Montana's Statement of Income.

  See Note 17 for additional information on SFAS 133, its amendments and related accounting guidance.

  Revenue Recognition

  (PPL, PPL Energy Supply, PPL Electric and PPL Montana)

  Operating revenues, except for energy related businesses, are recorded based on energy deliveries through the end of the calendar month. Unbilled retail revenues result because customers' meters are read and bills are rendered throughout the month, rather than all being read at the end of the month. Unbilled revenues for a month are calculated by multiplying an estimate of unbilled kWh by the estimated average cents per kWh. Unbilled wholesale energy revenues are recorded at month end to reflect estimated amounts until actual dollars and MWhs are confirmed and invoiced. At that time unbilled revenue is reversed and actual revenue is recorded.

  "Energy related businesses" revenue includes revenues from the mechanical contracting and engineering subsidiaries and PPL Global's proportionate share of affiliate earnings under the equity or cost method of accounting, as described in the "Business and Consolidation" section of Note 1. The mechanical contracting and engineering subsidiaries record profits from construction contracts on the percentage-of-completion method of accounting. Income from time and material contracts is recognized currently as the work is performed.

  Utility Revenue

  (PPL and PPL Energy Supply)

  The Statement of Income "Utility" line item contains revenues from domestic and international rate-regulated delivery operations, including WPD.

  WPD revenues are stated net of value-added tax.

  (PPL Electric)

  Since most of PPL Electric's operations are regulated, it is not meaningful to use a "Utility" caption. Therefore, the revenues of PPL Electric are presented according to specific types of revenue.

  Income Taxes

  (PPL, PPL Energy Supply, PPL Electric and PPL Montana)

  The income tax provision for PPL and its subsidiaries is calculated in accordance with SFAS 109, "Accounting for Income Taxes." PPL and its domestic subsidiaries file a consolidated U.S. federal income tax return.

  (PPL Energy Supply, PPL Electric and PPL Montana)

  The provision for PPL Energy Supply, PPL Electric and PPL Montana is calculated in accordance with an intercompany tax sharing policy which provides that the taxable income be calculated as if PPL Energy Supply, PPL Electric and PPL Montana and its domestic subsidiaries filed a separate consolidated return.

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

  (PPL Montana)

  PPL Montana is a limited liability company and has elected to be classified as an association taxable as a corporation for federal and state income tax purposes. The current tax benefit or provision recognized for each period is reported in "Accounts receivable from Member" or "Accounts payable to affiliates" on the Balance Sheet, as applicable.

  Leases

  (PPL, PPL Energy Supply, PPL Electric and PPL Montana)

  PPL and its subsidiaries apply the provisions of SFAS 13, "Accounting for Leases," as amended and interpreted, to all leasing transactions. See Note 10 for a discussion of accounting for leases under which PPL, PPL Energy Supply, PPL Electric and PPL Montana are lessees.

  (PPL and PPL Energy Supply)

  In 2002, PPL began commercial operation of its 79.9 MW oil-powered station in Shoreham, New York. The Long Island Power Authority has contracted to purchase all of the plant's capacity and ancillary services as part of a 15-year power purchase agreement with PPL EnergyPlus. The capacity payments in the power purchase agreement result in the plant being classified as a direct financing lease, under which PPL EnergyPlus is the lessor. As of December 31, 2003 and 2002, PPL and PPL Energy Supply had a receivable balance of $277 million and $260 million (included in "Current Assets - Other" and "Regulatory and Other Noncurrent Assets - Other" for PPL and "Current Assets - Other" and "Other Noncurrent Assets - Other" for PPL Energy Supply) and an unearned revenue balance of $167 million and $152 million (included in "Deferred Credits and Other Noncurrent Liabilities - Other"). Rental income received through this direct financing lease during 2003 and 2002 was $15 million and $5 million. Total future minimum lease payments expected to be received are estimated at $16 million for each of the years from 2004 through 2008.

  Stock-Based Compensation

  (PPL, PPL Energy Supply, PPL Electric and PPL Montana)

  PPL grants stock options, restricted stock, restricted stock units and stock units to employees and directors under several stock-based compensation plans. SFAS 123, "Accounting for Stock-Based Compensation," encourages entities to record compensation expense for stock-based compensation plans at fair value but provides the option of measuring compensation expense using the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." The fair value method under SFAS 123 is the preferable method of accounting for stock-based compensation, as it provides a consistent basis of accounting for all stock-based awards, thereby facilitating a better measure of compensation cost and improved financial reporting.

  Prior to 2003, PPL accounted for stock-based compensation in accordance with APB Opinion No. 25, as permitted by SFAS 123. Effective January 1, 2003, PPL and its subsidiaries adopted the fair value method of accounting for stock-based compensation, as prescribed by SFAS 123, using the prospective method of transition permitted by SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123." See Note 22 for further discussion of SFAS 148. The prospective method of transition requires PPL and its subsidiaries to use the fair value method under SFAS 123 for all stock-based compensation awards granted, modified or settled on or after January 1, 2003. Thus, all awards granted prior to January 1, 2003 continue to be accounted for under the intrinsic value method of APB Opinion No. 25, to the extent such awards are not modified or settled. Stock-based compensation is included in "Other operation and maintenance" expense on PPL's Statement of Income.

  Use of the fair value method prescribed by SFAS 123 requires PPL and its subsidiaries to recognize compensation expense for stock options issued. Fair value for the stock options is determined using the Black-Scholes options pricing model.

  PPL and its subsidiaries were not required to recognize compensation expense for stock options issued under the intrinsic value method of APB Opinion No. 25, since PPL grants stock options with an exercise price that is not less than the fair market value of PPL's common stock on the date of grant. For stock options granted under the fair value method of SFAS 123, stock option expense for PPL was approximately $3 million for 2003. As currently structured, awards of restricted stock, restricted stock units and stock units result in the same amount of compensation expense under the fair value method of SFAS 123 as they would under the intrinsic value method of APB Opinion No. 25.

  The following table illustrates the pro forma effect on net income and EPS as if the fair value method had been used to account for all outstanding stock-based compensation awards in the years shown:

  (PPL)

	2003	2002	2001

Income

Net Income - as reported	$734	$208	$179

Add: Stock-based employee compensation expense included in reported net income, net of tax	5	3	3

Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of tax	9	8	6

Pro forma net income	$730	$203	$176

EPS

Basic - as reported	$4.25	$1.37	$1.23

Basic - pro forma	$4.23	$1.34	$1.21

Diluted - as reported	$4.24	$1.36	$1.22

Diluted - pro forma	$4.22	$1.33	$1.20

  (PPL Energy Supply)

	2003	2002	2001

Income

Net Income - as reported	$727	$279	$174

Add: Stock-based employee compensation expense included in reported net income, net of tax	3	2	3

Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of tax	6	5	5

Pro forma net income	$724	$276	$172

  Stock-based compensation expense includes an allocation of PPL Services' expense.

  (PPL Electric and PPL Montana)

  Stock-based compensation expense, including awards granted to employees and an allocation of costs of awards granted to employees of PPL Services, was insignificant under both the intrinsic value and fair value methods for each of 2003, 2002 and 2001.

  Pension and Other Postretirement Benefits (PPL, PPL Energy Supply, PPL Electric and PPL Montana)

  See Note 12 for a discussion of accounting for pension and other postretirement benefits.

  Comprehensive Income

  (PPL and PPL Energy Supply)

  Comprehensive income consists of net income and other comprehensive income, defined as changes in common equity from transactions not related to shareowners. Other comprehensive income consists of foreign currency translation adjustments recorded by PPL Global, unrealized gains or losses on available-for-sale securities and qualifying derivatives, and the excess of additional pension liability over unamortized prior service costs, net of taxes. Comprehensive income is reflected on the PPL Statement of Shareowners' Common Equity and Comprehensive Income, and "Accumulated other comprehensive loss" is presented on the PPL Balance Sheet. Comprehensive income is reflected on the PPL Energy Supply Statement of Member's Equity and Comprehensive Income, and accumulated other comprehensive loss is included in Member's Equity on the PPL Energy Supply Balance Sheet.

  The accumulated other comprehensive loss of PPL consisted of the following at December 31:

	2003	2002

Foreign currency translation adjustments	$(37)	$(143)

Unrealized gains (losses) on available-for-sale securities	20	(4)

Minimum pension liability	(316)	(306)

Unrealized gains on qualifying derivatives	36	7

	$(297)	$(446)

  The accumulated other comprehensive loss of PPL Energy Supply consisted of the following at December 31:

	2003	2002

Foreign currency translation adjustments	$(37)	$(143)

Unrealized gains (losses) on available-for-sale securities	22	(2)

Minimum pension liability	(309)	(297)

Unrealized gains on qualifying derivatives	56	23

	$(268)	$(419)

  (PPL Montana)

  Comprehensive income consists of net income and other comprehensive income, defined as changes in Member's equity from transactions other than with the Member. Other comprehensive income consists of unrealized gains or losses on qualifying derivatives and the excess of additional pension liability over unamortized prior service costs, net of taxes. Comprehensive income is reflected on the Statement of Member's Equity and Comprehensive Income. The accumulated other comprehensive income (loss) of PPL Montana at December 31, 2003 and 2002 was $6 million and $(2) million. The 2003 balance consisted of the following: minimum pension liability adjustment of $(5) million and unrealized gains on qualifying derivatives of $11 million.

  Treasury Stock (PPL and PPL Electric)

  Treasury shares are reflected on the balance sheet as an offset to common equity under the cost method of accounting. Management has no definitive plans for the future use of these shares. Treasury shares are not considered outstanding in calculating EPS.

  Foreign Currency Translation and Transactions (PPL and PPL Energy Supply)

  Assets and liabilities of international operations, where the local currency is the functional currency, are translated at year-end exchange rates, and related revenues and expenses are translated at average exchange rates prevailing during the year. Adjustments resulting from translation are recorded in accumulated other comprehensive loss.

  Gains or losses relating to foreign currency transactions are recognized currently in income. The aggregate transaction gain (loss) was $(1) million, $(9) million and $8 million in 2003, 2002 and 2001.

  Independent System Operator (PPL, PPL Energy Supply and PPL Electric)

  Certain PPL subsidiaries participate in PJM in several roles. Certain PPL subsidiaries also participate in the New England Power Pool (NEPOOL) and the New York ISO (NYISO) in a less significant way than in PJM. In PJM, PPL EnergyPlus is a marketer, a load-serving entity to its customers who selected it as a supplier under the Customer Choice Act and a seller for PPL's Pennsylvania generation subsidiaries. PPL Electric is a transmission owner and provider of last resort in PJM. In NEPOOL, PPL EnergyPlus is a marketer and a seller for PPL's New England generating assets. In the NYISO, PPL EnergyPlus acts as a marketer. PPL Electric does not participate in NEPOOL or NYISO.

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

  Reclassifications (PPL, PPL Energy Supply, PPL Electric and PPL Montana)

  Certain amounts in the 2002 and 2001 financial statements have been reclassified to conform to the current presentation.

  Other (PPL, PPL Energy Supply, PPL Electric and PPL Montana)

  See Note 18 for a discussion of the accounting for goodwill and other intangible assets, Note 21 for a discussion of the accounting for asset retirement obligations, and Note 22 for a discussion of other new accounting standards.

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

  Financial data for the segments are as follows:

	PPL			PPL Energy Supply

	2003	2002	2001	2003	2002	2001

Income Statement Data

Revenues from external customers

Supply	$1,795	$1,697	$1,668	$3,235	$3,128	$3,212

Delivery	2,778	2,706	2,867

International (a)	1,014	1,078	580	1,014	1,078	580

	5,587	5,481	5,115	4,249	4,206	3,792

Intersegment revenues

Supply	1,451	1,434	1,331

Delivery	160	183	196

Equity in earnings of unconsolidated affiliates

Supply	(14)	(12)	12	(11)	(11)	14

International (a)	3	3	113	3	3	113

	(11)	(9)	125	(8)	(8)	127

Depreciation

Supply	120	129	126	116	127	125

Delivery	110	100	96

International (a)	150	138	44	150	138	44

	380	367	266	266	265	169

Amortizations - recoverable transition costs and other

Supply	(27)	(38)	(35)	(38)	(56)	(61)

Delivery	271	236	259

	244	198	224	(38)	(56)	(61)

Interest income

Supply	(2)	(5)	3	17	26	61

Delivery	7	20	10

International (a)	7	13	2	7	13	2

	12	28	15	24	39	63

Interest expense

Supply	43	108	58	(19)	(29)	(48)

Delivery	214	214	233

International (a)	218	239	95	218	239	95

	475	561	386	199	210	47

Income taxes

Supply	177	119	153	215	199	237

Delivery	23	24	71

International (a)	(30)	67	37	(30)	67	37

	170	210	261	185	266	274

Net Income

Supply (b)	502	356	368	531	475	489

Delivery	36	48	126

International (c)	196	(196)	(315)	196	(196)	(315)

	$734	$208	$179	$727	$279	$174

	PPL				PPL Energy Supply

	2003		2002	2001	2003		2002	2001

Cash Flow Data

Expenditures for property, plant and equipment

Supply		$274	$299	$290		$260	$291	$254

Delivery		251	237	153

International		246	113	126		246	113	126

		771	649	569		506	404	380

Investment in generating assets and electric energy projects

Supply			261	176			261	176

International (d)			211	136			211	136

	$		$472	$312	$		$472	$312

	PPL		PPL Energy Supply

	As of December 31,		As of December 31,

	2003	2002	2003	2002

Balance Sheet Data

Net investment in unconsolidated affiliates - at equity

Supply	$207	$198	$189	$198

International	23	36	23	36

	230	234	212	234

Total assets

Supply	6,491	4,910	6,308	5,566

Delivery	5,690	5,867

International	4,942	4,775	4,942	4,775

	$17,123	$15,552	$11,250	$10,341

	PPL			PPL Energy Supply

	2003	2002	2001	2003	2002	2001

Geographic Data

Revenues from external customers

Domestic	$4,573	$4,403	$4,535	$3,235	$3,128	$3,212

Foreign (a)	1,014	1,078	580	1,014	1,078	580

	$5,587	$5,481	$5,115	$4,249	$4,206	$3,792

	PPL		PPL Energy Supply

	As of December 31,		As of December 31,

	2003	2002	2003	2002

Property, plant and equipment - net

Domestic	$7,072	$5,795	$4,238	$3,118

Foreign	3,374	3,771	3,374	3,771

	$10,446	$9,566	$7,612	$6,889

(a)	2002 contains the consolidated results of WPD. See Note 9 for additional information on the acquisition of a controlling interest in WPD.
(b)	2003 includes two cumulative-effect changes in accounting principle recorded in January and December 2003. See Notes 21 and 22 for additional information.
(c)

  2002 includes the cumulative-effect change in accounting principle recorded in March 2002. See Note 18 for additional information. The International segment also includes the write-downs of the CEMAR investment recorded in March and June 2002 described in Note 9.

(d)	The 2002 amount represents the acquisition of the controlling interest in WPD.

  Investment in Unconsolidated Affiliates - at Equity

  (PPL and PPL Energy Supply)

  In the third quarter of 2002, PPL Global acquired a controlling interest in WPD. As a result, PPL Global fully consolidated the financial results of WPD at September 30, 2002. See Note 9 for additional information.

  Investment in unconsolidated affiliates accounted for under the equity method were as follows as of December 31 (equity ownership percentages as of December 31, 2003):

	2003	2002

Aguaytia Energy, LLC - 11.4%	$11	$14

Bangor Pacific Hydro Associates - 50.0%	15	14

Hidro Iberica, B.V. - 50.0%	9	8

Latin American Energy & Electricity Fund I, LP - 16.6%	3	3

Safe Harbor Water Power Corporation - 33.3%	15	17

SIUK Capital Trust I - 100%	3

Southwest Power Partners, LLC - 50.0%	156	167

Teesside Power Limited - 15.4%

Other PPL Global investments (a)		11

Total PPL Energy Supply	$212	$234

PPL Capital Funding Trust I - 100%	18

Total PPL	$230	$234

(a)

  In 2003, PPL Global sold its investment in Wind Resources Limited, and fully consolidated its investment in TransEmel upon acquisition of the remaining interest. See Note 9 for additional information on TransEmel.

  Summarized below is information from the financial statements of unconsolidated affiliates accounted for under the equity method, underlying the amounts included in the consolidated financial statements:

	PPL			PPL Energy Supply

	2003	2002	2001(a)	2003	2002	2001(a)

Income Statement Data

Revenues	$126	$118	$111	$126	$118	$111

Operating Income	17	13	42	17	13	42

Net Income (Loss)	(5)	(9)	52	(6)	(9)	52

	PPL		PPL Energy Supply

	As of December 31,		As of December 31,

	2003	2002	2003	2002

Balance Sheet Data

Current Assets	$131	$139	$126	$139

Noncurrent Assets	1,414	807	821	807

Current Liabilities	47	31	42	31

Noncurrent Liabilities	924	298	349	298

(a)	For purpose of comparability, the summarized information of WPD is excluded from 2001.

  Earnings Per Share

  (PPL)

  Basic EPS is calculated by dividing "Net Income" on the Statement of Income by the weighted-average number of common shares outstanding during the period. Diluted EPS is calculated similarly for PPL, except that weighted average shares outstanding are increased for additional shares that would be outstanding if potentially dilutive securities were converted to common stock. Potentially dilutive securities consist of:

•	stock options, restricted stock and restricted stock units granted under the incentive compensation plans,
•	stock units representing common stock granted under the directors compensation programs,
•	common stock purchase contracts that are a component of the PEPS units, and
•	convertible senior notes.

  The basic and diluted EPS calculations, and the reconciliation of the shares (in thousands) used in the calculations, are shown below:

	2003	2002	2001

Income (Numerator)

Income from continuing operations	$719	$360	$169

Loss from discontinued operations	(20)	(2)

Cumulative effect of a change in accounting principle (net of tax)	35	(150)	10

Net Income	$734	$208	$179

Shares (Denominator)

Shares for Basic EPS	172,795	152,492	145,974

Add: Incremental shares

Stock options and other share-based awards	597	317	640

Shares for Diluted EPS	173,392	152,809	146,614

Basic EPS

Income from continuing operations	$4.16	$2.36	$1.16

Loss from discontinued operations	(0.11)	(0.01)

Cumulative effect of a change in accounting principle (net of tax)	0.20	(0.98)	0.07

Net Income	$4.25	$1.37	$1.23

Diluted EPS

Income from continuing operations	$4.15	$2.36	$1.15

Loss from discontinued operations	(0.11)	(0.01)

Cumulative effect of a change in accounting principle (net of tax)	0.20	(0.99)	0.07

Net Income	$4.24	$1.36	$1.22

  In May 2001, PPL and PPL Capital Funding Trust I issued 23 million PEPS Units that contain a purchase contract component for PPL's common stock. The purchase contracts will only be dilutive if the average price of PPL's common stock exceeds a threshold appreciation price, which is adjusted for cash distributions on PPL common stock. The appreciation price was initially set at $65.03 and has subsequently been adjusted to $63.94 as of December 31, 2003 based on dividends paid on PPL's common stock since issuance. Since the average price has not exceeded the threshold appreciation price, the purchase contracts were excluded from the diluted EPS calculations.

  In January 2004, PPL completed an exchange offer resulting in the exchange of approximately 4 million PEPS Units for PEPS Units, Series B. The primary difference in the units relates to the debt component. The purchase contract components of both units, which are potentially dilutive, are identical. The threshold appreciation price for the purchase contract component of the PEPS Units, Series B was set at the last adjusted threshold appreciation price of $63.94 for the PEPS Units and will be adjusted in the same manner as that of the PEPS Units. See Note 8 for a more detailed discussion of the exchange offer.

  In May 2003, PPL Energy Supply issued $400 million of 2.625% Convertible Senior Notes due 2023. The notes are guaranteed by PPL and can be converted into shares of PPL common stock, at an initial conversion rate of 20.1106 shares per $1,000 principal amount of notes, subject to adjustment if:

•	during any fiscal quarter starting after June 30, 2003, the market price of PPL's common stock trades at or above $59.67 per share over a certain period during the preceding fiscal quarter;
•	PPL calls the debt for redemption;
•	the holder exercises its right to put the debt on any five-year anniversary of the offering;
•	the long-term credit rating assigned to the notes by Moody's and Standard & Poor's falls below Ba2 and BB or the notes are not rated; or
•	certain specified corporate transactions occur, e.g., change in control and certain distributions to the holders of PPL common stock.

  As none of these events has occurred, the Convertible Senior Notes were excluded from the diluted EPS calculations.

  The following number of stock options to purchase PPL common shares were excluded in the periods' computations of diluted EPS, because the exercise price of the options was greater than the average market price of the common shares. Therefore, the effect would have been antidilutive.

(Thousands of Shares)	2003	2002	2001

Antidilutive stock options	1,683	1,294	896

  Income and Other Taxes

  For 2003, 2002 and 2001, the statutory U.S. corporate federal income tax rate was 35%. The statutory corporate net income tax rates for Pennsylvania and Montana were 9.99% and 6.75%.

  (PPL)

  The tax effects of significant temporary differences comprising PPL's net deferred income tax liability were as follows:

	2003	2002

Deferred Tax Assets

Deferred investment tax credits	$48	$54

NUG contracts & buybacks	168	203

Accrued pension costs	81	89

Foreign loss carryforwards	278	232

Foreign - pensions	144	125

Foreign - other	18	3

Write-down of generation assets		18

Impairment write-down		91

Contribution in aid of construction	63	56

Other	222	223

Valuation allowance	(288)	(327)

	734	767

Deferred Tax Liabilities

Plant - net	1,061	976

Restructuring - CTC	613	700

Taxes recoverable through future rates	106	104

Reacquired debt costs	11	11

Foreign - plant	617	792

Foreign - pensions	227	167

Foreign - other	6	38

Other domestic	73	31

	2,714	2,819

Net deferred tax liability	$1,980	$2,052

  Details of the components of income tax expense, a reconciliation of federal income taxes derived from statutory tax rates applied to income from continuing operations for accounting purposes, and details of taxes other than income are as follows:

	2003	2002	2001

Income Tax Expense

Current-Federal	$26	$41	$270

Current-State	13	(9)	36

Current-Foreign	35	52	8

	74	84	314

Deferred-Federal	39	70	(86)

Deferred-State	24	27	4

Deferred-Foreign	48	44	44

	111	141	(38)

Investment tax credit, net-federal	(15)	(15)	(15)

Total	$170	$210	$261

Total income tax expense-Federal	$50	$96	$169

Total income tax expense-State	37	18	40

Total income tax expense-Foreign	83	96	52

Total	$170	$210	$261

	2003	2002	2001

Reconciliation of Income Tax Expense

Indicated federal income tax on pre-tax income before cumulative effect of a change in accounting principle at statutory tax rate - 35%	$324	$250	$168

Increase/(decrease) due to:

State income taxes	25	11	25

Amortization of investment tax credit	(10)	(11)	(11)

International energy projects - charges (benefits)	(83)	14	144

Difference related to income recognition of foreign affiliates (net of foreign income taxes)	(7)	18	(9)

Federal income tax credits	(52)	(50)	(40)

Contribution of property	(9)

Other	(18)	(22)	(16)

	(154)	(40)	93

Total income tax expense	$170	$210	$261

Effective income tax rate	18.4%	29.4%	54.4%

Taxes, Other than Income

State gross receipts	$155	$154	$112

State utility realty	3	3	4

State capital stock	27	7	20

Property - foreign	44	42

Domestic property and other	27	25	19

	$256	$231	$155

  PPL Global had foreign net operating loss carryforwards of approximately $13 million and $28 million at December 31, 2003 and 2002. PPL Global also had foreign capital loss carryforwards of $920 million at December 31, 2003 and $760 million at December 31, 2002. All of these losses have an unlimited carryforward period. However, it is more likely than not that these losses will not be utilized and as such, a full valuation allowance has been provided.

  PPL Global does not pay or record U.S. income taxes on the undistributed earnings of its foreign subsidiaries where management has determined that the earnings are permanently reinvested. The cumulative undistributed earnings are included in "Earnings reinvested" on the Balance Sheet. The amounts considered permanently reinvested at December 31, 2003 and 2002 were $530 million and $295 million. If the earnings were remitted as dividends, PPL Global may be subject to additional U.S. taxes, net of allowable foreign tax credits. It is not practical to estimate the amount of additional taxes that might be payable on these foreign earnings.

  (PPL Energy Supply)

  The tax effects of significant temporary differences comprising PPL Energy Supply's net deferred income tax liability were as follows:

	2003	2002

Deferred Tax Assets

Deferred investment tax credits	$37	$42

NUG contracts & buybacks	168	203

Accrued pension costs	26	34

Foreign loss carryforwards	278	232

Foreign - pensions	144	125

Foreign - other	18	3

Write-down of generation assets		18

Impairment write-down		91

Other domestic	120	120

Valuation allowance	(288)	(327)

	503	541

Deferred Tax Liabilities

Plant - net	469	396

Foreign investments	9	10

Foreign - plant	617	792

Foreign - pensions	227	167

Foreign - other	6	38
`
Other domestic	54	25

	1,382	1,428

Net deferred tax liability	$879	$887

  Details of the components of income tax expense, a reconciliation of federal income taxes derived from statutory tax rates applied to income from continuing operations for accounting purposes, and details of taxes other than income are as follows:

	2003	2002	2001

Income Tax Expense

Current-Federal	$(15)	$22	$210

Current-State	11	(6)	44

Current-Foreign	35	52	8

	31	68	262

Deferred-Federal	94	134	(22)

Deferred-State	24	32	2

Deferred-Foreign	48	44	44

	166	210	24

Investment tax credit, net-federal	(12)	(12)	(12)

Total	$185	$266	$274

Total income tax expense-Federal	$67	$144	$176

Total income tax expense-State	35	26	46

Total income tax expense-Foreign	83	96	52

Total	$185	$266	$274

	2003	2002	2001

Reconciliation of Income Tax Expense

Indicated federal income tax on pre-tax income before cumulative effect of a change in accounting principle at statutory tax rate - 35%	$318	$274	$155

Increase/(decrease) due to:

State income taxes	27	17	31

Amortization of investment tax credit	(8)	(8)	(8)

International energy projects - charges (benefits)	(83)	14	144

Difference related to income recognition of foreign affiliates (net of foreign income taxes)	(7)	18	(9)

Federal income tax credits	(52)	(50)	(40)

Other	(10)	1	1

	(133)	(8)	119

Total income tax expense	$185	$266	$274

Effective income tax rate	20.4%	33.9%	61.9%

Taxes, Other than Income

State gross receipts	$3	$4	$7

State capital stock	14	9	11

Property - foreign	44	42

Domestic property and other	28	23	20

	$89	$78	$38

  PPL Global had foreign net operating loss carryforwards of approximately $13 million and $28 million at December 31, 2003 and 2002. PPL Global also had foreign capital loss carryforwards of $920 million at December 31, 2003 and $760 million at December 31, 2002. All of these losses have an unlimited carryforward period. However, it is more likely than not that these losses will not be utilized and as such, a full valuation allowance has been provided.

  PPL Global does not pay or record U.S. income taxes on the undistributed earnings of its foreign subsidiaries where management has determined that the earnings are permanently reinvested. The cumulative undistributed earnings are included in "Earnings reinvested" on the Balance Sheet. The amounts considered permanently reinvested at December 31, 2003 and 2002 were $530 million and $295 million. If the earnings were remitted as dividends, PPL Global may be subject to additional U.S. taxes, net of allowable foreign tax credits. It is not practical to estimate the amount of additional taxes that might be payable on these foreign earnings.

  (PPL Electric)

  The tax effects of significant temporary differences comprising PPL Electric's net deferred income tax liability were as follows:

	2003	2002

Deferred Tax Assets

Deferred investment tax credits	$9	$11

Accrued pension costs	34	33

Contribution in aid of construction	62	55

Other	64	61

	169	160

Deferred Tax Liabilities

Electric utility plant - net	558	529

Restructuring - CTC	143	145

Taxes recoverable through future rates	100	99

Reacquired debt costs	11	10

Other	18	11

	830	794

Net deferred tax liability	$661	$634

  Details of the components of income tax expense, a reconciliation of federal income taxes derived from statutory tax rates applied to income from continuing operations for accounting purposes, and details of taxes other than income are as follows:

	2003	2002	2001

Income Tax Expense

Current-Federal	$(2)	$(8)	$31

Current-State	3	5	6

	1	(3)	37

Deferred-Federal	22	27	27

Deferred-State	(2)	(3)	4

	20	24	31

Investment tax credit, net-federal	(3)	(3)	(3)

Total	$18	$18	$65

Total income tax expense-Federal	$17	$16	$55

Total income tax expense-State	1	2	10

Total	$18	$18	$65

Reconciliation of Income Tax Expense

Indicated federal income tax on pre-tax income before cumulative effect of a change in accounting principle at statutory tax rate - 35%	$16	$26	$72

Increase/(decrease) due to:

State income taxes	1	1	4

Flow through of depreciation differences not previously normalized	1

Amortization of investment tax credit	(2)	(3)	(3)

Other	2	(6)	(8)

	2	(8)	(7)

Total income tax expense	$18	$18	$65

Effective income tax rate	39.1%	24.7%	31.7%

	2003	2002	2001

Taxes, Other than Income

State gross receipts	$152	$151	$105

State utility realty	3	3	4

State capital stock	10	(2)	8

Property and other	(1)	1	(1)

	$164	$153	$116

  (PPL Montana)

  The tax effects of significant temporary differences comprising PPL Montana's net deferred income tax asset were as follows:

	2003	2002

Deferred Tax Assets

Wholesale energy commitments	$22	$25

Accrued retirement cost	5	9

Allowance for doubtful accounts	14	18

Other	2	2

	43	54

Deferred Tax Liabilities

PP&E	26	17

Mark-to-market	6	2

Other	7	6

	39	25

Net deferred tax asset	$4	$29

  Details of the components of income tax expense, a reconciliation of federal income taxes derived from statutory tax rates applied to income from continuing operations for accounting purposes, and details of taxes other than income are as follows:

	2003	2002	2001

Income Tax Expense

Current-Federal	$19	$12	$50

Current-State	5	6	11

	24	18	61

Deferred-Federal	18	14	5

Deferred-State	3	3	2

	21	17	7

	$45	$35	$68

Total income tax expense-Federal	$37	$26	$55

Total income tax expense-State	8	9	13

	$45	$35	$68

	2003	2002	2001

Reconciliation of Income Tax Expense:

Indicated federal income tax on pre-tax income at statutory tax rate - 35%	$40	$29	$60

Increase/(decrease) due to:

State income taxes	5	7	9

Other		(1)	(1)

	5	6	8

Total income tax expense	$45	$35	$68

Effective income tax rate	39.5%	42.7%	39.8%

Taxes, Other than Income

Property taxes	$14	$15	$14

Generation taxes	2	2	2

	$16	$17	$16

  Nuclear Decommissioning Costs

  (PPL and PPL Energy Supply)

  The cost to decommission the Susquehanna station is based on a 2002 site-specific study to dismantle and decommission each unit immediately following final shutdown. PPL Susquehanna's 90% share of the total estimated cost of decommissioning the Susquehanna station was approximately $936 million measured in 2002 dollars. This estimate includes decommissioning the radiological portions of the station and the cost of removal of non-radiological structures and materials.

  Beginning in January 1999, in accordance with the PUC Final Order, approximately $130 million of decommissioning costs are being recovered from customers through the CTC over the 11-year life of the CTC rather than the remaining life of Susquehanna. The recovery will include a return on unamortized decommissioning costs. Effective January 1, 2003, PPL adopted SFAS 143 "Accounting for Asset Retirement Obligations." In connection with the adoption, the previously recorded liability for nuclear decommissioning of $296 million was reversed and a liability of $202 million was recorded. Accretion expense, as determined under the provisions of SFAS 143, was $16 million in 2003 and is included in "Other operation and maintenance." In 2002 and 2001, decommissioning expenses were $22 million and $24 million, and were recorded as a component of depreciation expense. Accrued nuclear decommissioning expenses, as determined under the provisions of SFAS 143, were $218 million at December 31, 2003, and are included in "Deferred Credits and Other Noncurrent Liabilities - Other." See Note 21 for additional information on SFAS 143.

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

  Financial Instruments

  At December 31, 2003 and 2002, the carrying value of cash and cash equivalents, nuclear plant decommissioning trust fund, other investments and short-term debt approximated fair value due to the short-term nature of the instruments, variable interest rates associated with the financial instruments or the carrying value of the instruments being based on established market prices. Price risk management assets and liabilities are valued using either exchange traded market quotes or prices obtained through third party brokers and are recorded at fair value. Financial instruments where the carrying amount on the Balance Sheet and the estimated fair value (based on quoted market prices for the securities where available and estimates based on current rates offered to PPL where quoted market prices are not available) are different, are set forth below:

  (PPL)

	December 31, 2003		December 31, 2002

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Liabilities

Long-term debt	$7,859	$8,589	$6,267	$6,657

Long-term debt with affiliate trusts	681	612

Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely company debentures			661	507

Preferred stock with sinking fund requirements			31	30

  (PPL Energy Supply)

	December 31, 2003		December 31, 2002

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Liabilities

Long-term debt	$4,146	$4,530	$2,231	$2,252

Long-term debt with affiliate trust	89	87

Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely company debentures			86	90

  (PPL Electric)

	December 31, 2003		December 31, 2002

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Liabilities

Long-term debt	$2,937	$3,215	$3,175	$3,476

Preferred stock with sinking fund requirements			31	30

  (PPL Montana)

  At December 31, 2003 and 2002, the carrying value of cash and cash equivalents, and the revolving line of credit approximated fair value due to either the short-term nature of the instruments or variable interest rates associated with the financial instruments. Price risk management assets and liabilities are valued using either exchange traded market quotes or prices obtained through third party brokers and are recorded at fair value.

  Credit Arrangements and Financing Activities

  Credit Arrangements

  (PPL, PPL Energy Supply and PPL Electric)

  In order to enhance liquidity, and as credit support to its commercial paper program, PPL Electric maintained a $400 million 364-day credit facility which matured in June 2003. PPL Electric replaced its facility with a $200 million, 364-day facility maturing in June 2004 and a $100 million three-year credit facility maturing in June 2006. PPL Energy Supply maintains three credit facilities: a $300 million three-year credit facility maturing in June 2006, (this credit facility replaced a $300 million 364-day credit facility which matured in June 2003), a $500 million three-year credit facility maturing in June 2004 and a $300 million three-year credit facility maturing in June 2005. Both PPL Electric and PPL Energy Supply have the ability to cause the lenders to issue letters of credit under their respective facilities. At December 31, 2003, no cash borrowings were outstanding under any credit facilities of PPL Electric or PPL Energy Supply. At December 31, 2003, PPL Electric had $42 million of letters of credit outstanding under its $100 million three-year facility, and PPL Energy Supply had $87 million of letters of credit outstanding under its $500 million three-year facility.

  (PPL and PPL Energy Supply)

  In October 2003, WPD (South West) replaced its expiring credit facility with a new £100 million 364-day credit facility maturing in October 2004 and extended its £150 million five-year credit facility to October 2008. At December 31, 2003, WPD (South West) had £27 million ($48 million based on current exchange rates) of outstanding borrowings under its 364-day credit facility and no outstanding borrowings under its five-year credit facility. At December 31, 2003, WPD (South West) had uncommitted credit line borrowings of £25 million ($44 million based on current exchange rates) in separate agreements with lender banks.

  WPD (South West) maintained a £250 million bridge facility, which expired in April 2003, for short-term liquidity. This bridge facility was paid down with the proceeds from the issuance of long-term bonds and borrowings under another credit facility. The long-term bond issuance is discussed in more detail under "Financing Activities."

  (PPL Montana)

  PPL Montana has a $100 million three-year credit facility with another PPL Energy Supply subsidiary on market terms to meet its liquidity needs. At December 31, 2003, PPL Montana had no outstanding borrowings under that credit facility.

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

  Financing Activities

  (PPL)

  PPL Capital Funding retired the following medium-term notes, at par, during 2003:

•	all of its $60 million 6.375% Series due March 2003;
•	all of its $20 million 6.23% Series due October 2003; and
•	all of its $5 million 6.40% Series due October 2003.

  In November 2003, PPL launched an offer to exchange up to $573 million aggregate stated amount of its outstanding PEPS Units for up to $573 million aggregate stated amount of its PEPS Units, Series B and a cash payment by PPL of $0.375 for each validly tendered and accepted outstanding PEPS Unit. The exchange offer, which closed in January 2004, resulted in 3,975,160 PEPS Units, or 17.28% of the 23 million outstanding PEPS Units, being exchanged. PPL conducted the exchange offer to reduce its future interest expense.

  During the twelve months ended December 31, 2003, PPL issued $426 million of common stock, including $109 million through its Structured Equity Shelf Program and $270 million through a public offering in May 2003. In this public offering, PPL issued 7.1 million shares of common stock for $38.25 per share. PPL received net proceeds of approximately $261 million, which were used to repurchase commercial paper of PPL Energy Supply and for general corporate purposes.

  (PPL and PPL Energy Supply)

  In March 2003, WPD (South West) issued £200 million of 5.875% bonds due 2027. The proceeds from this issuance were used to repay £200 million of borrowings under its bridge facility. Additionally, in May 2003, WPD (South West) issued an additional £50 million of 5.875% bonds due 2027. WPD (South West) used the proceeds from this issuance to pay down short-term borrowings. The issuance of this long-term debt resulted in an $11 million write-off of unamortized swap restructuring costs in the second quarter of 2003.

  In May 2003, PPL Energy Supply issued $400 million of 2.625% Convertible Senior Notes due 2023, which are guaranteed by PPL and convertible into PPL common stock. The convertible notes were sold in a Rule 144A private offering to qualified institutional buyers, and PPL Energy Supply and PPL subsequently registered the resale of the notes with the SEC for the benefit of the holders. See Note 4 for additional information on the convertibility features of the notes. PPL Energy Supply used the proceeds from the private offering of the convertible notes to repurchase commercial paper and for general corporate purposes.

  During the twelve months ended December 31, 2003, WPD retired $53 million of 7.375% Unsecured Bonds due 2028.

  At December 31, 2003, PPL Energy Supply had no commercial paper outstanding.

  During the twelve months ended December 31, 2003, PPL Energy Supply distributed approximately $1.2 billion to its parent company, PPL Energy Funding, and received capital contributions of $261 million.

  (PPL and PPL Electric)

  In February 2003, the Lehigh County Industrial Development Authority (LCIDA) issued $90 million of 3.125% Pollution Control Revenue Refunding Bonds due November 2008 on behalf of PPL Electric. The proceeds of the bonds were used to refund the LCIDA's $90 million, 6.40% Pollution Control Revenue Refunding Bonds due 2021. In order to secure its obligations to repay the LCIDA, PPL Electric issued $90 million aggregate principal amount of its Senior Secured Bonds under its 2001 Senior Secured Bond Indenture, having terms corresponding to the terms of the LCIDA bonds.

  In February 2003, PPL Electric retired $19 million of its outstanding First Mortgage Bonds, 6-7/8% Series due February 2003, at par value.

  In April 2003 and December 2003, as permitted by the 1945 First Mortgage Bond Indenture, PPL Electric retired approximately $46 million aggregate principal amount of its First Mortgage Bonds, 7-7/8% Series due 2023, and $19 million aggregate principal amount of its First Mortgage Bonds, 6.75% Series due 2023. Both issues were retired at par value, plus accrued interest, through the application of cash deposited with the trustee to release certain transmission lines and other equipment from the lien of the 1945 First Mortgage Bond Indenture.

  In May 2003, PPL Electric issued $100 million of 4.30% Senior Secured Bonds due 2013. The proceeds were used for general corporate purposes including the refunding of higher-cost securities.

  PPL Electric redeemed all outstanding shares of the following preferred stock, at par value of $100 per share plus accumulated and unpaid dividends, in accordance with the mandatory sinking fund requirements or through the optional redemption provisions of each series:

•	in April 2003, $10 million of 6.15% Series Preferred Stock;
•	in July 2003, $4 million of 6.33% Series Preferred Stock; and
•	in October 2003, $17 million of 6.125% Series Preferred Stock.

  In January 2004, PPL Electric notified holders of its intent to redeem on March 1, 2004 approximately $6 million aggregate principal amount of its 7.30% First Mortgage Bonds. This issue will be retired at par value, plus any accrued and unpaid interest, through the application of cash deposited with the trustee to release certain transmission lines and other equipment from the lien of the 1945 First Mortgage Bond Indenture.

  During the twelve months ended December 31, 2003, PPL Transition Bond Company made principal payments on transition bonds totaling $255 million.

  During the twelve months ended December 31, 2003, PPL Electric received a capital contribution of $75 million from PPL.

  At December 31, 2003, PPL Electric had no commercial paper outstanding.

  (PPL Montana)

  During the twelve months ended December 31, 2003, PPL Montana repaid $26 million under its revolving line of credit with an affiliate. Also during this period, PPL Montana distributed $5 million to its parent company, PPL Montana Holdings, LLC.

  Dividends and Dividend Restrictions

  (PPL)

  In February 2003, PPL announced an increase of its quarterly common stock dividend, effective April 1, 2003, from 36 cents per share to 38.5 cents per share (equivalent to $1.54 per annum). Future dividends, declared at the discretion of the Board of Directors, will be dependent upon future earnings, cash flows, financial requirements and other factors.

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

  (PPL and PPL Electric)

  PPL Electric's 2001 Senior Secured Bond Indenture restricts dividend payments in the event that PPL Electric fails to meet interest coverage ratios or fails to comply with certain separateness formalities undertaken in connection with its strategic initiative (see Note 19 for additional information). PPL Electric does not, at this time, expect that any of such limitations would significantly impact its ability to declare dividends.

  Acquisitions, Development and Divestitures

  Domestic Generation Projects (PPL and PPL Energy Supply)

  In 2001, PPL Global made a decision to cancel approximately 2,100 MW of previously planned generation development in Pennsylvania and Washington state. These projects were in the early stage of development and would have had an estimated capital cost of approximately $1.3 billion. The charge for cancellation of these generation projects, which was primarily due to cancellation fees under turbine purchase contracts, was approximately $150 million, or $88 million after-tax, and was reported on the Statement of Income as "Cancellation of generation projects," a component of "Other charges." At June 30, 2002, PPL Global had completed payment of the cancellation fees.

  In November 2002, PPL Global evaluated its options with respect to six unassigned turbines and SCRs that were complete or substantially complete. These units were intended to be used at the Kings Park site on Long Island, New York. At that time, given low energy prices and the unavailability of a power contract, PPL Global was reevaluating its options with respect to the Kings Park project.

  Due to the uncertainty of the project and the absence of other viable projects, a valuation based upon replacement costs of the turbines and the SCRs was completed. This resulted in the recognition of a $44 million impairment charge, which is reported on the Statement of Income as "Write-down of generation assets," a component of "Other charges." A deferred income tax benefit of $18 million was recognized on the write-down.

  In January 2003, PPL announced that it had decided not to proceed with development of the 300 MW Kings Park project. In March, PPL Global sold its interest in Kings Park Energy, LLC. At that time, the six unassigned gas combustion turbine generators and SCRs to be used at the Kings Park site were retained as spare parts.

  In April 2003, PPL Susquehanna completed the replacement of the Unit 2 steam turbine at the Susquehanna station. This project provides a nominal power increase of 50 MW of generation capacity, of which PPL Susquehanna has a 90% undivided interest. An additional turbine upgrade is in progress for Unit 1 and is expected to be completed in 2004. Through December 31, 2003, a total of approximately $125 million had been incurred on these projects.

  In October 2003, PPL Maine entered into an agreement in principle with a coalition of government agencies and private groups to sell three of its nine hydroelectric dams in Maine. If the agreement is finalized, a non-profit organization designated by the coalition would have a five-year option to purchase the dams for approximately $25 million, and PPL Maine would receive rights to increase energy output at its other hydroelectric dams in Maine. The coalition has indicated that it plans to remove or bypass the dams subject to the agreement in order to restore runs of Atlantic salmon and other migratory fish to the Penobscot River. Any final agreement will require several approvals by the FERC.

  In November 2003, PPL Generation sold four of the six spare gas combustion turbine generators and related equipment for approximately $33 million. PPL Generation received substantially all of the proceeds in January 2004. The pre-tax loss on the sale of about $3 million is included in "Other Income - net" on the Statement of Income.

  See Note 22 for a discussion of the Lower Mt. Bethel facility.

  International Energy Projects (PPL and PPL Energy Supply)

  Acquisitions

  WPD

  On September 6, 2002, PPL Global acquired the remaining 49% equity interest in WPDH Limited and WPDL from Mirant for approximately $236 million, including acquisition costs. The acquisition of Mirant's 49% interest provides PPL Global with complete ownership of WPD.

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

  The assets acquired and liabilities assumed were recorded at estimated fair value as determined by management based on information available at the time of acquisition. As of October 1, 2003, management completed its review and determination of the fair values assigned to assets acquired and liabilities assumed. The fair value of PP&E, based on an independent appraisal, was approximately $800 million lower than the preliminary valuation. Accordingly, PP&E was reduced, with offsetting increases in goodwill and reductions in deferred income taxes.

  The following table summarizes the final allocation of purchase price based on fair values of the assets acquired and liabilities assumed at the date of acquisition, plus the book value of assets and liabilities underlying PPL Global's previous 51% equity ownership:

Current assets	$236

Investments (a)	(450)

PP&E	2,629

Goodwill	740

Other intangibles	4

Other	244

Total assets acquired	3,403

Current liabilities	767

Long-term debt	1,668

Other	732

Total liabilities assumed	3,167

Net assets acquired	$236

(a)	Includes the reversal of PPL Global's equity investment.

  The goodwill reflected above includes the remaining value of PPL Global's 51% share of the goodwill recognized by WPD on its acquisition of Hyder, in addition to the $568 million of non-deductible goodwill arising upon acquisition of Mirant's 49% interest.

  The PPL income statements for 2003 and 2002 include consolidated WPD results for the twelve-month periods ended November 30, 2003 and 2002. This reflects PPL Global's policy of recording the results of foreign controlled subsidiaries on a one-month lag. The portion of earnings attributable to Mirant, $73 million for the year ended December 31, 2002, is reported on the Statement of Income in "Minority Interest."

  TransEmel

  Emel acquired the remaining 40% interest in a provider of transmission service to northern Chile in July 2003 at a net cost of $3 million, bringing its total ownership interest in TransEmel to 100%. As a result of this acquisition, the operating results of TransEmel have been consolidated from the beginning of the year. The portion of earnings attributable to the minority shareholder is reported on the Statement of Income in "Minority Interest."

  Write-down of International Energy Projects

  CEMAR

  In 2001, PPL Global estimated that the long-term viability of its CEMAR investment was jeopardized and that there was minimal probability of positive future cash flows. At that time, PPL Global recorded an impairment loss of $217 million in the carrying value of its net assets in CEMAR, including a $179 million charge to "Write-down of international energy projects," a component of "Other charges" on the Statement of Income. In March 2002, PPL Global recorded a further impairment loss of $6 million, which was also charged to "Write-down of international energy projects." In June 2002, PPL made a decision to exit the investment. At that time, PPL Global's remaining portion of its CEMAR investment, which related to foreign currency translation adjustments (CTA), was written-off. The $94 million charge was recorded in "Write-down of international energy projects." Accounting guidance prohibited the inclusion of CTA in impairment calculations prior to designating such assets as held for disposal.

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

  In April 2003, PPL learned that the Brazilian Federal Appellate Court hearing the appeal of one of the above-mentioned injunctions accepted ANEEL's arguments and cancelled the injunction. In June, ANEEL's officials indicated to PPL that the other two injunctions outstanding against the sale process had been lifted as well. The intervenor appointed by ANEEL issued a public statement and revised schedule for the transfer of the ownership interest in CEMAR to a new owner. In July, ANEEL pre-qualified a Brazilian private equity fund, GP Investimentos (GP), as the sole qualified bidder. However, on August 12, ANEEL announced that it could not proceed with GP's offer because, among other reasons, it was unacceptable to CEMAR's creditors. On August 16, ANEEL extended the intervention for up to an additional 180 days. On September 4, ANEEL published a revised schedule for the sale of CEMAR to a third party by the end of 2003. On December 16, 2003, a federal judge enjoined the sale process to allow another party (MT Baker) 30 days to submit a bid for CEMAR. However, GP was the only party that submitted a bid by the revised deadline. On February 3, 2004, ANEEL announced that it had accepted the bid of GP. Before assuming control of CEMAR, GP must complete negotiations with CEMAR's creditors and other third parties. ANEEL has extended the closing date for the sale of CEMAR to GP to March 30, 2004. At this time, PPL Global cannot predict when or if GP will complete these negotiations and assume control of CEMAR.

  PPL Global no longer controls or manages CEMAR, and PPL Global has deconsolidated the financial assets and liabilities of CEMAR from its financial statements. Consistent with the cost method of accounting, PPL Global is no longer recording CEMAR's operating results.

  At December 31, 2003, the negative investment in CEMAR of $18 million was included in "Deferred Credits and Other Noncurrent Liabilities - Other." Any negative carrying value will be reversed upon the final sale or other disposition of the company.

  WPD/Teesside

  WPD has an equity interest in Teesside Power Limited (Teesside), the owner of the 1,875 MW Teesside Power Station, located in northeast England. Through its European affiliates, Enron was an owner, operator and power purchaser of the station's output. As a result of Enron being placed into receivership in the U.K. and its default on obligations under the power purchase agreements, in 2001, WPD wrote off its entire equity investment in Teesside. PPL Global's share of the impairment loss was $21 million and is included in "Write-down of international energy projects" on the Statement of Income.

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

  Discontinued Operations

  In December 2003, PPL Global's Board of Managers authorized PPL Global to sell its investment in a Latin American telecommunications company, and approved a plan of sale. It was determined that the viability of this non-strategic business was uneconomical. PPL Global believes a sale is probable within one year.

  As a result, PPL Global recorded a write-down in the carrying value of the company's net assets to their estimated fair value of approximately $1 million. This write-down, totaling approximately $18 million, as well as operating results of the Latin American telecommunications company, which was a loss of approximately $2 million for 2003, are reflected as "Loss from Discontinued Operations" on the Statement of Income. The results of operations have been classified as discontinued operations for all periods presented. The assets and liabilities of the discontinued operation totaled $5 million and $4 million at December 31, 2003, and are included in "Current Assets - Other" and "Current Liabilities - Other" on the Balance Sheet. Balance Sheet amounts have not been reclassified at December 31, 2002.

  Sales of Property

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

  Leases

  Colstrip Generating Plant (PPL, PPL Energy Supply and PPL Montana)

  PPL Montana leases a 50% interest in Colstrip Units 1 and 2 and a 30% interest in Unit 3, under four 36-year non-cancelable operating leases. These leases provide two renewal options based on the economic useful life of the generation assets. PPL Montana is required to pay all expenses associated with the operations of the generation units. The leases place certain restrictions on PPL Montana's ability to incur additional debt, sell assets and declare dividends and require PPL Montana to maintain certain financial ratios related to cash flow and net worth. The amount outstanding under these leases at December 31, 2003 was $295 million. There are no residual value guarantees in these leases. However, upon an event of default or an event of loss, the lessee could be required to pay a termination value of amounts sufficient to allow the lessor to repay amounts owing on the lessor notes and make the lessor whole for its equity investment and anticipated return on investment. The events of default include payment defaults, breaches of representations or covenants, acceleration of other indebtedness of PPL Montana, change in control of PPL Montana and certain bankruptcy events. The termination value is estimated to be $583 million at December 31, 2003.

  Other Leases

  (PPL, PPL Energy Supply, PPL Electric and PPL Montana)

  In addition to the leasing arrangements discussed above, PPL and its subsidiaries also have leases for vehicles, office space, land, buildings, personal computers and other equipment. Rental expense for all operating leases was as follows:

	PPL	PPL Energy Supply	PPL Electric	PPL Montana

2003	$85	$63	$21	$21

2002	62	46	15	21

2001	52	36	15	21

  Total future minimum rental payments for all operating leases are estimated as follows:

	PPL	PPL Energy Supply	PPL Electric	PPL Montana

2004	$79	$65	$13	$44

2005	68	57	11	39

2006	63	54	8	38

2007	56	50	6	36

2008	56	51	4	38

Thereafter	505	498	8	420

	$827	$775	$50	$615

  (PPL)

  In connection with the acquisition of the fiber optic network discussed in Note 9, a subsidiary of PPL Telcom assumed a $12 million capital lease obligation through 2020 for the right to use portions of the fiber optic network. Total future minimum rental payments for this capital lease are estimated at $1 million for each of the years from 2004 through 2008, and $15 million thereafter.

  (PPL and PPL Energy Supply)

  See Note 22 for discussion of synthetic leases.

  Stock-Based Compensation

  (PPL, PPL Energy Supply, PPL Electric and PPL Montana)

  Under the PPL Incentive Compensation Plan (ICP) and the Incentive Compensation Plan for Key Employees (ICPKE) (together, the "Plans"), restricted shares of PPL common stock, restricted stock units and stock options may be granted to officers and other key employees of PPL, PPL Electric and other affiliated companies. Awards under the Plans are made by the Compensation and Corporate Governance Committee (CCGC) of the PPL Board of Directors, in the case of the ICP, and by the PPL Corporate Leadership Council (CLC), in the case of the ICPKE. The ICP limits the total number of awards that may be granted under it after April 23, 1999 to 7,884,715 awards, or 5% of the total shares of common stock that were outstanding at April 23, 1999. The ICPKE limits the total number of awards that may be granted under it after April 25, 2003, to 8,286,804 awards, or 5% of the total shares of common stock that were outstanding at January 1, 2003, reduced by outstanding awards for which common stock was not yet issued as of April 25, 2003. In addition, each Plan limits the number of shares available for awards in any calendar year to 2% of the outstanding common stock of PPL on the first day of such calendar year. The maximum number of options that can be awarded under each Plan to any single eligible employee in any calendar year is 1.5 million shares. Any portion of these options that has not been granted may be carried over and used in any subsequent year. If any award lapses, is forfeited or the rights of the participant terminate, the shares of common stock underlying such an award are again available for grant. Shares delivered under the Plans may be in the form of authorized and unissued common stock, common stock held in treasury by PPL or common stock purchased on the open market (including private purchases) in accordance with applicable securities laws.

  Restricted Stock

  Restricted shares of PPL common stock are outstanding shares with full voting and dividend rights. Restricted stock awards are subject to a restriction or vesting period as determined by the CCGC in the case of the ICP, and the CLC in the case of the ICPKE. In addition, the shares are subject to forfeiture or accelerated payout under Plan provisions for termination, retirement, disability and death of employees. Restricted shares vest fully if control of PPL changes, as defined by the plans.

  Restricted Stock Units

  In 2003, the Plans were amended to allow for the grant of restricted stock units. Restricted stock units are awards based on the fair market value of PPL common stock. Actual PPL common shares will be issued upon completion of a restriction or vesting period as determined by the CCGC in the case of the ICP, and the CLC in the case of the ICPKE. Recipients of restricted stock units may also be granted the right to receive dividend equivalents through the end of the restriction period or until the award is forfeited. Restricted stock units are subject to forfeiture or accelerated payout under the Plan provisions for termination, retirement, disability and death of employees. Restricted stock units vest fully if control of PPL changes, as defined by the Plans.

  A summary of restricted stock/unit grants follows:

Restricted Stock/ Units Granted	Restricted Shares Granted	Weighted Average Fair Value	Restricted Units Granted	Weighted Average Fair Value

2003
PPL	42,090	$36.23	139,732	$35.09
PPL Energy Supply	10,110	$36.23	77,306	$35.11
PPL Electric	2,850	$36.23	21,170	$35.07
PPL Montana			3,970	$35.07

2002
PPL	147,735	$34.12
PPL Energy Supply	82,211	$34.45
PPL Electric	18,860	$33.71
PPL Montana	2,830	$33.74

2001
PPL	202,590	$43.09
PPL Energy Supply	141,289	$42.68
PPL Electric	19,410	$44.79
PPL Montana	1,630	$45.09

  Compensation expense related to restricted stock and restricted stock unit awards was $5 million, $5 million and $6 million for PPL for 2003, 2002 and 2001. At December 31, 2003, there were 491,014 restricted shares and 135,078 restricted units outstanding. These awards currently vest from three to 25 years from the date of grant.

  Compensation expense related to restricted stock/unit awards for PPL Energy Supply in 2003, 2002 and 2001 was $4 million, $4 million and $5 million. Compensation expense related to restricted stock/unit awards for PPL Electric was $1 million for 2003, 2002 and 2001. Such compensation expense for PPL Montana was insignificant for all periods reported.

  Stock Options

  (PPL, PPL Energy Supply, PPL Electric and PPL Montana)

  Under the Plans, stock options may also be granted with an option exercise price per share not less than the fair market value of PPL's common stock on the date of grant. The options are exercisable beginning one year after the date of grant, assuming the individual is still employed by PPL or a subsidiary, in installments as determined by the CCGC in the case of the ICP, and the CLC in the case of the ICPKE. Options outstanding at December 31, 2003 vest over a three-year period from the date of grant in equal installments. The CCGC and CLC have discretion to accelerate the exercisability of the options. All options expire no later than ten years from the grant date. The options become exercisable immediately if control of PPL changes, as defined by the Plans.

  A summary of stock option activity follows:

	2003		2002		2001

	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

PPL

Outstanding at beginning of year	3,008,685	$32.09	2,255,051	$31.36	1,969,301	$23.64

Granted	816,110	36.23	840,430	33.49	922,860	43.16
Exercised	(860,915)	24.09	(62,710)	22.82	(548,424)	23.49
Forfeited	(51,622)	35.32	(24,086)	36.18	(88,686)	31.31

Outstanding at end of year	2,912,258	35.56	3,008,685	32.09	2,255,051	31.36

Options exercisable at end of year	1,354,075		1,400,701		306,544

Weighted-average fair value of options granted	$11.92		$11.68		$10.42

PPL Energy Supply

Outstanding at beginning of year	903,549	32.78	675,179	31.64	655,755	23.27

Granted	266,760	36.23	304,480	33.49	306,130	43.16
Exercised	(253,805)	24.41	(61,160)	22.72	(167,446)	23.92
Forfeited	(51,622)	35.32	(14,950)	37.07	(53,100)	29.91
Transferred					(66,160)	22.88

Outstanding at end of year	864,882	36.14	903,549	32.78	675,179	31.64

Options exercisable at end of year	366,209		381,657		88,436

Weighted-average fair value of options granted	$11.92		$11.68		$10.42

PPL Electric

Outstanding at beginning of year	232,376	34.40	163,942	34.92	105,400	24.53

Granted	66,630	36.23	77,570	33.49	92,450	43.16
Transferred	3,114	26.84
Exercised	(75,927)	26.68			(33,908)	25.04
Forfeited			(9,136)	36.20

Outstanding at end of year	226,193	37.42	232,376	34.40	163,942	34.92

Options exercisable at end of year	87,488		95,561		16,924

Weighted-average fair value of options granted	$11.92		$11.68		$10.42

PPL Montana

Outstanding at beginning of year	25,110	30.41	21,720	26.18	100,420	21.79

Granted	21,000	36.23	9,390	33.49	5,860	43.16
Exercised			(6,000)	19.91
Forfeited					(16,390)	19.91
Transferred					(68,170)	22.68

Outstanding at end of year	46,110	33.06	25,110	30.41	21,720	26.18

Options exercisable at end of year	16,898		6,527		6,287

Weighted-average fair value of options granted	$11.92		$11.68		$10.42

  The estimated fair value of each option granted was calculated using a Black-Scholes option-pricing model. The weighted average assumptions used in the model were as follows:

	2003	2002	2001

Risk-free interest rate	3.81%	5.35%	5.46%

Expected option life	7.75 yrs.	10 yrs.	10 yrs.

Expected stock volatility	39.94%	39.11%	30.24%

Dividend yield	3.48%	3.34%	4.28%

  The following table summarizes information about stock options at December 31, 2003:

  PPL

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding at 12/31/03	Weighted- Avg. Remaining Contractual Life	Weighted- Avg. Exercise Prices	Number Exercisable at 12/31/03	Weighted- Avg. Exercise Price

$19.00-$24.00	206,415	6.1	$22.26	206,415	$22.26

$25.00-$29.00	327,712	5.3	26.84	327,712	26.84

$30.00-$35.00	705,403	8.1	33.49	193,547	33.49

$36.00-$39.00	816,110	9.1	36.23

$40.00-$45.00	856,618	7.1	43.16	626,401	43.16

  Total options outstanding had a weighted-average remaining life of 7.6 years at December 31, 2003.

  PPL Energy Supply

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding at 12/31/03	Weighted- Avg. Remaining Contractual Life	Weighted- Avg. Exercise Prices	Number Exercisable at 12/31/03	Weighted- Avg. Exercise Price

$19.00-$24.00	45,056	6.1	$20.87	45,056	$20.87

$25.00-$29.00	57,200	6.3	26.84	57,200	26.84

$30.00-$35.00	235,882	8.1	33.49	74,741	33.49

$36.00-$39.00	266,760	9.1	36.23

$40.00-$45.00	259,984	7.1	43.16	189,212	43.16

  Total options outstanding had a weighted-average remaining life of 7.1 years at December 31, 2003.

  PPL Electric

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding at 12/31/03	Weighted- Avg. Remaining Contractual Life	Weighted- Avg. Exercise Prices	Number Exercisable at 12/31/03	Weighted- Avg. Exercise Price

$25.00-$29.00	9,166	5.3	$26.84	9,166	$26.84

$30.00-$35.00	60,503	8.1	33.49	15,371	33.49

$36.00-$39.00	66,630	9.1	36.23

$40.00-$45.00	89,894	7.1	43.16	62,951	43.16

  Total options outstanding had a weighted-average remaining life of 7.9 years at December 31, 2003.

  PPL Montana

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding at 12/31/03	Weighted- Avg. Remaining Contractual Life	Weighted- Avg. Exercise Prices	Number Exercisable at 12/31/03	Weighted- Avg. Exercise Price

$19.00-$24.00	9,860	6.2	$19.91	9,860	$19.91

$30.00-$35.00	9,390	8.1	33.49	3,131	33.49

$36.00-$39.00	21,000	9.1	36.23

$40.00-$45.00	5,860	7.1	43.16	3,907	43.16

  Total options outstanding had a weighted-average remaining life of 8.0 years at December 31, 2003.

  Director Stock Units

  (PPL)

  Under the Directors Deferred Compensation Plan, stock units are used to compensate members of PPL's Board of Directors who are not employees of PPL. Such stock units represent shares of PPL's common stock to which board members are entitled after they cease serving as a member of the Board of Directors. Board members are also entitled to defer any or all of their cash compensation into stock units. The stock unit accounts of each board member are increased based on dividends paid or other distributions on PPL's common stock. There were 77,428 stock units outstanding at December 31, 2003. Compensation expense for all periods reported was insignificant.

  Stock Appreciation Rights

  (PPL and PPL Energy Supply)

  WPD uses stock appreciation rights to compensate senior management employees. Stock appreciation rights are granted with a reference price to PPL's common stock at the date of grant. These awards vest over a three-year period and have a 10-year term, during which time employees are entitled to receive a cash payment of any appreciation in the price of PPL's common stock over the grant date value. At December 31, 2003, there were 70,815 stock appreciation rights outstanding. Compensation expense for all periods reported was insignificant.

  Method of Accounting

  (PPL, PPL Energy Supply, PPL Electric and PPL Montana)

  Effective January 1, 2003, PPL and its subsidiaries adopted the fair value method of accounting for stock-based compensation, as prescribed by SFAS 123, "Accounting for Stock-Based Compensation," using the prospective method of transition permitted by SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." Prior to 2003, PPL applied the intrinsic value method, permitted under SFAS 123 and defined in APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. See Note 1 for additional information related to the adoption of the fair value method.
  Retirement and Postemployment Benefits

  (PPL, PPL Energy Supply, PPL Electric and PPL Montana)

  Pension and Other Postretirement Benefits

  PPL and certain of its subsidiaries sponsor various pension and other postretirement and postemployment benefit plans. PPL follows the guidance of SFAS 87, "Employers' Accounting for Pensions," and SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," when accounting for these benefits.

  PPL and certain of its subsidiaries also provide supplemental retirement benefits to directors, executives and other key management employees through unfunded nonqualified retirement plans.

  The majority of employees of PPL's domestic subsidiaries will become eligible for certain health care and life insurance benefits upon retirement through contributory plans. Postretirement benefits under the PPL Retiree Health Plans (covering retirees of PPL Electric and various other affiliated PPL companies) and the North Penn Gas Plans are paid from funded VEBA trusts sponsored by the respective companies.

  At December 31, 2003, PPL Electric had a regulatory asset of $5 million relating to postretirement benefits that is being amortized and recovered in rates, with a remaining life of nine years. PPL Electric also maintains an additional liability for the cost of health care of retired miners of former subsidiaries that had been engaged in coal mining. At December 31, 2003, the liability was $28 million. The liability is the net of $57 million of estimated future benefit payments offset by $29 million of available assets in a PPL Electric-funded VEBA trust.

  PPL Energy Supply subsidiaries engaged in the mechanical contracting business make contributions to various multi-employer pension and health and welfare plans, depending on an employee's status. Contributions of $23 million, $30 million and $21 million were made in 2003, 2002 and 2001. The change in contributions from year to year is primarily the result of the changes in the workforce at the mechanical contracting companies. The contribution rates have also increased from year to year.

  In the third quarter of 2002, PPL Global acquired complete ownership of WPD. Included in the fully consolidated financial results of PPL Energy Supply for 2003 and 2002 is the impact of the various pension plans WPD sponsors in the U.K.

  The following disclosures distinguish between PPL's domestic and international pension plans.

  PPL uses a December 31 measurement date for its domestic pension and other postretirement benefit plans and its international pension plans.

  Net pension and other postretirement benefit costs (credits) were as follows:

	Pension Benefits						Other Postretirement Benefits

	2003		2002		2001		2003	2002	2001

	Domestic	International	Domestic	International	Domestic	International

PPL
Service cost	$42	$14	$40	$13	$38	$1	$7	$5	$5

Interest cost	105	124	99	98	91	3	31	26	22

Expected return on plan assets	(143)	(188)	(147)	(179)	(140)	(3)	(13)	(12)	(11)

Net amortization and deferral	(6)	4	(31)	3	(50)		25	15	12

Net periodic pension and postretirement costs/(credits) prior to special termination benefits	(2)	(46)	(39)	(65)	(61)	1	50	34	28

Special termination benefits	9		62		3			4

Net periodic pension and postretirement benefit cost/(credit)	$7	$(46)	$23	$(65)	$(58)	$1	$50	$38	$28

PPL Energy Supply
Service cost	$3	$14	$2	$13	$2	$1

Interest cost	4	124	4	98	4	3	$1	$1	$1

Expected return on plan assets	(4)	(188)	(3)	(179)	(3)	(3)

Net amortization and deferral	1	4		3

Net periodic pension and postretirement benefit cost/(credit)	$4	$(46)	$3	$(65)	$3	$1	$1	$1	$1

PPL Montana
Service cost	$2		$2		$2

Interest cost	4		3		3		$1	$1	$1

Expected return on plan assets	(3)		(2)		(2)

Net amortization and deferral	1

Net periodic pension and postretirement benefit cost	$4		$3		$3		$1	$1	$1

  Net periodic pension cost charged (credited) to operating expense, excluding amounts charged to construction and other non-expense accounts, were:

	2003		2002		2001

	Domestic	Int'l	Domestic	Int'l	Domestic	Int'l

PPL (a)	$(2)	$(40)	$(31)	$(58)	$(48)	$1

PPL Energy Supply (b)	2	(40)	(9)	(58)	(16)	1

PPL Electric (c)	(4)		(17)		(24)

PPL Montana	4		3		3

(a)

  The domestic amounts for 2003 and 2002 exclude the $9 million and $62 million cost of special termination benefits, which are included separately on the Statement of Income, within the "Workforce reduction" charge for those years.

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

  In 2001, PPL changed its method of amortizing unrecognized gains or losses in the annual pension expense or income determined under SFAS 87, "Employers' Accounting for Pensions" for its primary domestic pension plan. Under the old method, the net unrecognized gains or losses in excess of 10% of the greater of the plan's projected benefit obligation or the market-related value of plan assets were amortized on a straight-line basis over the estimated average future service period of plan participants. Market-related value of assets is calculated by rolling forward the prior year market-related value with contributions, disbursements and expected return on investments. This expected value is then compared to the actual fair value of assets. One fifth of the difference between the actual value of assets and the expected value is added (or subtracted if negative) to the expected value to arrive at the new market-related value.

  Under the new method, a second corridor is utilized for the net unrecognized gains or losses in excess of 30% of the plan's projected benefit obligation. The net unrecognized gains or losses outside the second corridor are now amortized on a straight-line basis over a period equal to one-half of the average future service period of the plan participants. The new method is preferable under SFAS 87 because it provides more current recognition of gains and losses, thereby lessening the accumulation of unrecognized gains and losses.

  The pro forma effect of retroactive application of this change in accounting principle would have been:

	2001

	Net Income	EPS

PPL	$(10)	$(.07)

PPL Energy Supply	(3)	N/A

PPL Electric	(5)	N/A

  The international plans adopted the double corridor approach when PPL gained control of WPD. This had no effect on prior figures.

  Other post retirement benefit costs charged to operating expense, excluding amounts charged to construction and other non-expense accounts, were:

	2003	2002	2001

PPL	$43	$27	$21

PPL Energy Supply (a)	14	9	8

PPL Electric (b)	20	13	10

PPL Montana	1	1

(a)

  In addition to the specific plans sponsored by PPL Energy Supply, PPL Generation subsidiaries and PPL EnergyPlus are also allocated a portion of the costs of other postretirement benefit plans sponsored by PPL Services, included in the PPL total cost above, based on their participation in those plans.

(b)	PPL Electric is also allocated a portion of the costs of other postretirement benefit plans sponsored by PPL Services, included in the PPL total cost above, based on participation in those plans.

  The following assumptions were used in the valuation of the benefit obligations at December 31 and determination of net periodic benefit cost for the years ended December 31:

  PPL

Pension Benefits	2003		2002		2001

	Domestic	Int'l	Domestic	Int'l	Domestic	Int'l

Discount rate
- obligations	6.25%	5.50%	6.75%	5.75%	7.25%	10.24%
- cost	6.75%	5.75%	7.25%	5.75%	7.50%	10.24%

Expected return on plan assets
- obligations	9.0%	8.30%	9.0%	8.31%	9.2%	10.24%
- cost	9.0%	8.31%	9.2%	8.31%	9.2%	10.24%

Rate of compensation increase
- obligations	4.0%	3.75%	4.0%	3.75%	4.25%	7.12%
- cost	4.0%	3.75%	4.25%	3.75%	4.75%	7.12%

Other Postretirement Benefits	2003	2002	2001

Discount rate
- obligations	6.25%	6.75%	7.25%
- cost	6.75%	7.25%	7.50%

Expected return on plan assets
- obligations	7.80%	7.80%	7.60%
- cost	7.80%	7.60%	7.60%

Rate of compensation increase
- obligations	4.0%	4.0%	4.25%
- cost	4.0%	4.25%	4.75%

  PPL Energy Supply

Pension Benefits	2003		2002		2001

	Domestic	Int'l	Domestic	Int'l	Domestic	Int'l

Discount rate
- obligations	6.25%	5.50%	6.75%	5.75%	7.25%	10.24%
- cost	6.75%	5.75%	7.25%	5.75%	7.50%	10.24%

Expected return on plan assets
- obligations	9.0%	8.30%	9.0%	8.31%	9.2%	10.24%
- cost	9.0%	8.31%	9.2%	8.31%	9.2%	10.24%

Rate of compensation increase
- obligations	4.0%	3.75%	4.0%	3.75%	4.25%	7.12%
- cost	4.0%	3.75%	4.25%	3.75%	4.75%	7.12%

Other Postretirement Benefits	2003	2002	2001

Discount rate
- obligations	6.25%	6.75%	7.25%
- cost	6.75%	7.25%	7.50%

Expected return on plan assets	N/A	N/A	N/A

Rate of compensation increase
- obligations	4.0%	4.0%	4.25%
- cost	4.0%	4.25%	4.75%

  PPL Montana

Pension Benefits	2003	2002	2001

Discount rate
- obligations	6.25%	6.75%	7.25%
- cost	6.75%	7.25%	7.50%

Expected return on plan assets
- obligations	9.0%	9.0%	9.2%
- cost	9.0%	9.2%	9.2%

Rate of compensation increase
- obligations	4.0%	4.0%	4.25%
- cost	4.0%	4.25%	4.75%

Other Postretirement Benefits	2003	2002	2001

Discount rate
- obligations	6.25%	6.75%	7.25%
- cost	6.75%	7.25%	7.50%

Expected return on plan assets	N/A	N/A	N/A

Rate of compensation increase
- obligations	4.0%	4.0%	4.25%
- cost	4.0%	4.25%	4.75%

  PPL, PPL Energy Supply and PPL Montana

Assumed health care cost trend rates at December 31,	2003	2002	2001

Health care cost trend rate assumed for next year

- obligations	11%	12%	7%
- cost	12%	7%	7.25%

Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)

- obligations	5%	5%	6%
- cost	5%	6%	6%

Year that the rate reaches the ultimate trend rate

- obligations	2010	2010	2006
- cost	2010	2006	2006

  A one-percentage point change in the assumed health care costs trend assumption would have the following effects in 2003:

	One Percentage Point

	Increase	Decrease
PPL
Effect on service cost and interest cost components	$3	$(2)

Effect on postretirement benefit obligation	34	(29)

PPL Energy Supply
Effect on service cost and interest cost components

Effect on postretirement benefit obligation	1	(1)

PPL Montana
Effect on service cost and interest cost components

Effect on postretirement benefit obligation	1	(1)

  The expected long-term rate of return for PPL's domestic pension plans considers the plans' historical experience, but is primarily based on the plans' mix of assets and expectations for long-term returns of those asset classes.

  (PPL)

  The expected long-term rate of return for PPL's other postretirement benefit plans is based on the VEBA trusts' mix of assets and expectations for long-term returns of those asset classes considering that a portion of those assets are taxable.

  (PPL and PPL Energy Supply)

  The expected rate of return for PPL's international pension plans considers that a portfolio largely invested in equities would be expected to achieve an average rate of return in excess of a portfolio largely invested in long-term bonds. The historical experience has been an excess return of 2% to 4% per annum on average over the return on long-term bonds.

  (PPL)

  The funded status of the PPL plans was as follows:

	Pension Benefits				Other Postretirement Benefits

	2003		2002		2003	2002

	Domestic	International	Domestic	International

Change in Benefit Obligation
Benefit Obligation, January 1	$1,558	$2,126	$1,279	$37	$423	$330

Service cost	42	14	40	13	7	5

Interest cost	105	124	99	98	31	26

Participant contributions		5		4	1	1

Plan amendments	3		80	39	48	21

Actuarial (gain)/loss	127	101	76	(53)	30	59

Special termination benefits	9		62			4

Acquisition/divestitures				1,970

Settlements/curtailments				(30)

Actual expense paid	(1)		(1)

Net benefits paid	(71)	(131)	(77)	(128)	(28)	(23)

Currency conversion		235		176

Benefit Obligation, December 31	1,772	2,474	1,558	2,126	512	423

	Pension Benefits				Other Postretirement Benefits

	2003		2002		2003	2002

	Domestic	International	Domestic	International

Change in Plan Assets
Plan assets at fair value, January 1	1,376	1,757	1,633	21	163	155

Actual return on plan assets	329	332	(182)	(335)	27	(11)

Employer contributions	20		3	1	56	41

Participant contributions		5		4	1	1

Acquisition/divestitures				2,050

Settlements/curtailments				(21)

Actual expense paid	(1)		(1)

Net benefits paid	(71)	(131)	(77)	(128)	(28)	(23)

Currency conversion		201		165

Plan assets at fair value, December 31	1,653	2,164	1,376	1,757	219	163

Funded Status
Funded Status of Plan	(119)	(310)	(182)	(369)	(293)	(260)

Unrecognized actuarial (gain)/loss	(187)	477	(144)	497	134	123

Unrecognized prior service cost	167	33	178	34	76	39

Unrecognized transition assets	(27)		(31)		78	87

Currency conversion		57		26

Net amount recognized at end of year	$(166)	$257	$(179)	$188	$(5)	$(11)

Amounts recognized in the Balance Sheet consist of:
Prepaid benefit cost	$4	$257	$1	$219	$4

Accrued benefit liability	(170)		(180)	(31)	(9)	$(11)

Additional minimum liability	(28)	(516)	(29)	(453)

Intangible asset	9	37	5	37

Accumulated other comprehensive income (pre-tax)	19	434	24	416

Cumulative translation adjustment		45

Net amount recognized at end of year	$(166)	$257	$(179)	$188	$(5)	$(11)

Total accumulated benefit obligation for defined benefit pension plans	$1,553	$2,423	$1,376	$2,022

  Information for pension plans with projected and accumulated benefit obligations in excess of plan assets follows:

	2003		2002

	Domestic	Int'l	Domestic	Int'l

Projected benefit obligation pensions	$1,765	$2,474	$1,551	$2,126

Accumulated benefit obligation	$1,546	$2,423	$1,369	$2,022

Fair value of assets	$1,646	$2,164	$1,369	$1,757

  Information for pension plans with accumulated benefit obligations in excess of plan assets follows:

	2003		2002

	Domestic	Int'l	Domestic	Int'l

Projected benefit obligation pensions	$142	$2,474	$122	$2,126

Accumulated benefit obligation	$130	$2,423	$110	$2,022

Fair value of assets	$76	$2,164	$46	$1,757

  Information for other postretirement benefit plans with accumulated postretirement benefit obligations in excess of plan assets follows:

	2003	2002

Accumulated postretirement benefit obligation	$512	$423

Fair value of assets	$219	$163

  (PPL Energy Supply)

  The funded status of the PPL Energy Supply plans was as follows:

	Pension Benefits				Other Postretirement Benefits

	2003		2002		2003	2002

	Domestic	International	Domestic	International

Change in Benefit Obligation
Benefit Obligation, January 1	$58	$2,126	$51	$37	$9	$5

Service cost	3	14	2	13

Interest cost	4	124	4	98	1	1

Participant contributions		5		4

Plan amendments				39

Actuarial (gain)/loss		101	2	(53)	1	3

Acquisitions/divestitures				1,970

Settlements/curtailments				(30)

Net benefits paid	(1)	(131)	(1)	(128)

Net transfer out	(2)

Currency conversion		235		176

Benefit Obligation, December 31	62	2,474	58	2,126	11	9

Change in Plan Assets
Plan assets at fair value, January 1	30	1,757	33	21

Actual return on plan assets	9	332	(3)	(335)

Employer contributions	15		1	1

Participant contributions		5		4

Acquisition/divestitures				2,050

Settlements/curtailments				(21)

Net benefits paid	(1)	(131)	(1)	(128)

Currency conversion		201		165

Plan assets at fair value, December 31	53	2,164	30	1,757

Funded Status
Funded Status of Plan	(9)	(310)	(28)	(369)	(11)	(9)

Unrecognized actuarial loss	9	477	14	497	4	3

Unrecognized prior service cost	4	33	4	34

Currency conversion		57		26

Net amount recognized at end of year	$4	$257	$(10)	$188	$(7)	$(6)

Amounts recognized in the Balance Sheet consist of:
Prepaid benefit cost	$4	$257	$1	$219

Accrued benefit liability			(11)	(31)	$(7)	$(6)

Additional minimum liability	(11)	(516)	(13)	(453)

Intangible asset	3	37	3	37

Accumulated other comprehensive income (pre-tax)	8	434	10	416

Cumulative translation adjustment		45

Net amount recognized at end of year	$4	$257	$(10)	$188	$(7)	$(6)

Total accumulated benefit obligation for defined benefit pension plans	$62	$2,423	$52	$2,022

  Information for pension plans with projected and accumulated benefit obligations in excess of plan assets follows:

	2003		2002

	Domestic	Int'l	Domestic	Int'l

Projected benefit obligation pensions	$55	$2,474	$51	$2,126

Accumulated benefit obligation	$55	$2,423	$46	$2,022

Fair value of assets	$46	$2,164	$23	$1,757

  Information for other postretirement benefit plans with accumulated postretirement benefit obligations in excess of plan assets follows:

	2003	2002

Accumulated postretirement benefit obligation	$11	$9

Fair value of assets	$0	$0

  In addition to the plans sponsored by PPL Energy Supply, PPL Generation subsidiaries and PPL EnergyPlus are allocated a portion of the liabilities and costs of the pension and other postretirement benefit plans sponsored by PPL Services based on their participation in those plans. The pension liabilities assumed by PPL Energy Supply for these plans total $55 million and $58 million at December 31, 2003 and 2002. The prepaid other postretirement benefit costs assumed by PPL Energy Supply for these plans total $1 million at December 31, 2003. The other postretirement benefit liabilities assumed by PPL Energy Supply for these plans totaled $3 million at December 31, 2002.

  (PPL Montana)

  The funded status of the PPL Montana plans was as follows:

	Pension Benefits		Other Postretirement Benefits

	2003	2002	2003	2002

Change in Benefit Obligation
Benefit Obligation, January 1	$49	$41	$9	$5

Service cost	2	2

Interest cost	4	3	1	1

Plan amendments	1

Actuarial gain		4	1	3

Benefits paid	(1)	(1)

Benefit Obligation, December 31	55	49	11	9

Change in Plan Assets
Plan assets at fair value, January 1	23	26

Actual return on plan assets	9	(3)

Employer contributions	15	1

Benefits paid	(1)	(1)

Plan assets at fair value, December 31	46	23

	Pension Benefits		Other Postretirement Benefits

	2003	2002	2003	2002

Funded Status
Funded status of plan	(9)	(26)	(11)	(9)

Unrecognized actuarial gain	8	15	4	3

Unrecognized prior service cost	3	3

Net amount recognized at end of year	$2	$(8)	$(7)	$(6)

Amounts recognized in the Balance Sheet consist of:
Accrued benefit liability	$2	$(8)	$(7)	$(6)

Additional minimum liability	(11)	(13)

Intangible asset	3	3

Accumulated other comprehensive income	8	10

Net amount recognized at end of year	$2	$(8)	$(7)	$(6)

Total accumulated benefit obligation for defined benefit pension plans	55	44

  Information for pension plans with projected and accumulated benefit obligations in excess of plan assets follows:

	2003	2002

Projected benefit obligation	$55	$49

Accumulated benefit obligation	$55	$44

Fair value of plan assets	$46	$23

  Information for other postretirement benefit plans with accumulated postretirement benefit obligations in excess of plan assets follows:

	2003	2002

Accumulated postretirement benefit obligation	$11	$9

Fair value of assets	$0	$0

  (PPL Electric)

  Although PPL Electric does not directly sponsor any pension or other postretirement benefit plans, PPL Electric is allocated a portion of the liabilities and costs of plans sponsored by PPL Services based on participation in those plans. At December 31, 2003 and 2002, the recorded balance of PPL Electric's allocated share of the total pension liability was $74 million and $71 million. At December 31, 2003, the balance in PPL Electric's allocated share of the total prepaid other postretirement benefit cost was $2 million. At December 31, 2002, the balance in PPL Electric's allocated share of the total other postretirement benefit liability was $1 million.

  Plan Assets - Domestic Pension Plans (PPL, PPL Energy Supply and PPL Montana)

  The asset allocation for the PPL Retirement Plan Master Trust and the target allocation, by asset category, are detailed below.

Asset Category	Percentage of plan assets at December 31,		Target asset allocation

	2003	2002

Equity securities	73%	66%	70%

Debt securities	22%	29%	25%

Real estate and other	5%	5%	5%

Total	100%	100%	100%

  The domestic pension plan assets are managed by outside investment managers and are rebalanced as necessary to maintain the target asset allocation ranges. PPL's investment strategy with respect to the domestic pension assets is to achieve a satisfactory risk adjusted return on assets that, in combination with PPL's funding policy and tolerance for return volatility, will ensure that sufficient dollars are available to provide benefit payments.

  Plan Assets - Domestic Other Postretirement Benefit Plans (PPL)

  The asset allocation for the PPL other postretirement benefit plans by asset category, are detailed below.

Asset Category	Percentage of plan assets at December 31,

	2003	2002

Equity securities	56%	52%

Debt securities	44%	48%

Total	100%	100%

  PPL's investment strategy with respect to its other postretirement benefit obligations is to fund the VEBA trusts with voluntary contributions and to invest in a tax efficient manner utilizing a prudent mix of assets. Based on the current VEBA and postretirement plan structure, a targeted asset allocation range of 50% to 60% equity and 40% to 50% debt is maintained.

  Plan Assets - International Pension Plans (PPL and PPL Energy Supply)

  WPD operates three defined benefit plans, the WPD Group segment of the Electricity Supply Pension Scheme (ESPS), the Western Power Utilities Pension Scheme (WPUPS), and the Infralec 1992 Scheme (Infralec). The assets of all three schemes are held separately from those of WPD in trustee-administered funds.

  PPL's international pension plan asset allocation and target allocation are detailed below.

Asset Category	Percentage of plan assets at December 31,		Target asset allocation

	2003	2002

Equity securities	75%	75%	75%

Debt securities	21%	21%	23%

Real estate and other	4%	4%	2%

Total	100%	100%	100%

  In consultation with its investment advisor and with WPD, the group trustees of the WPD Group of the ESPS have drawn up a Statement of Investment Principles (the Statement) to comply with the requirements of U.K. legislation.

  The group trustees' primary investment objective is to maximize investment returns within the constraint of avoiding excessive volatility in the funding position.

  Expected Cash Flows - Domestic Pension Plans

  (PPL)

  There are no contributions required for PPL's primary domestic pension plan or any of PPL's other domestic subsidiary pension plans. However, PPL subsidiaries expect to contribute approximately $9 million to their pension plans in 2004 to ensure future compliance with minimum funding requirements.

  PPL sponsors various non-qualified supplemental pension plans for which no assets are segregated from corporate assets. PPL expects to make approximately $2 million of benefit payments under these plans in 2004.

  (PPL Energy Supply and PPL Montana)

  There are no contributions required for the PPL Montana pension plan. However, PPL Montana expects to contribute approximately $7 million to the plan in 2004 to ensure future compliance with minimum funding requirements.

  Expected Cash Flows - Domestic Other Postretirement Benefit Plans (PPL)

  PPL is not required to make contributions to its other postretirement benefit plans, but has historically funded these plans in amounts equal to the postretirement benefit costs recognized. Continuation of this past practice would provide for PPL to contribute $35 million to its other postretirement benefit plans in 2004.

  Expected Cash Flows - International Pension Plans (PPL and PPL Energy Supply)

  The pension plans of WPD are subject to formal actuarial valuations every three years, which are used to determine funding requirements. WPD expects to make contributions of approximately $3 million in 2004. Future contributions will be evaluated in accordance with these formal actuarial valuations, the next of which will be performed as of March 31, 2004 in respect of WPD's principal pension scheme, the ESPS, to determine contribution requirements for 2005 and forward.

  Medicare Prescription Drug, Improvement and Modernization Act of 2003 (PPL, PPL Energy Supply, PPL Electric and PPL Montana)

  On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduces a prescription drug benefit under Medicare and also provides for a federal subsidy to sponsors of retiree health care benefit plans that provide an actuarially equivalent level of prescription drug benefits. The subsidy would be 28% of eligible drug costs for retirees that are over age 65 and covered under PPL's other postretirement benefit plans.

  The impact of the Act on the provisions of SFAS 106 has yet to be determined by the FASB. PPL has elected to defer recognition of the potential impact of the Act, as allowed under FSP FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," which was issued by the FASB in January 2004. Thus, the measures of PPL's accumulated postretirement benefit obligations and net postretirement benefit costs in the financial statements and accompanying notes do not reflect the effects of the Act. PPL could be required to change previously reported information upon issuance of final accounting guidance related to the Act, as PPL's other postretirement benefit plans provide prescription drug coverage to retirees that may be eligible for the federal subsidy.

  Savings Plans (PPL, PPL Energy Supply, PPL Electric and PPL Montana)

  Substantially all employees of PPL's domestic subsidiaries are eligible to participate in deferred savings plans (401(k)s). Contributions to the plans charged to operating expense approximated the following:

	2003	2002	2001

PPL	$11	$11	$10

PPL Energy Supply	6	6	5

PPL Electric	2	2	2

PPL Montana	2	1	1

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

  Amounts charged as compensation expense for ESOP contributions approximated $5 million in each of 2003 and 2002 and $4 million in 2001. These amounts were offset by the dividend-based contribution tax savings and had no impact on PPL's earnings.

  ESOP shares outstanding at December 31, 2003 totaled 4,841,488, or 3% of total common shares outstanding, and are included in all EPS calculations.

  Postemployment Benefits

  (PPL, PPL Energy Supply and PPL Electric)

  Certain PPL subsidiaries provide health and life insurance benefits to disabled employees and income benefits to eligible spouses of deceased employees. Postemployment benefits charged to operating expenses were not significant in 2003, 2002 or 2001.

  (PPL and PPL Energy Supply)

  Certain of PPL Global subsidiaries, including Emel, EC, Elfec and Integra, provide limited non-pension benefits to all current employees. All active employees are entitled to benefits in the event of termination or retirement in accordance with government-sponsored programs. These plans generally obligate a company to pay one month's salary per year of service to employees in the event of involuntary termination. Under certain plans, employees with five or more years of service are entitled to this payment in the event of voluntary or involuntary termination. There is no limit on the number of years of service in the calculation of the benefit obligation.

  The liabilities for these plans are accounted for under the guidance of EITF 88-1 "Determination of Vested Benefit Obligation for a Defined Benefit Pension Plan" using, what is commonly referred to as, the "shut down" method, where a company records the undiscounted obligation as if it were payable at each balance sheet date. The combined liabilities for these plans at December 31, 2003 and 2002 were $8 million and $6 million, and are recorded in "Deferred Credits and Noncurrent Liabilities - Other" on the Balance Sheet.

  Jointly-Owned Facilities

  (PPL and PPL Energy Supply)

  At December 31, 2003, subsidiaries of PPL and PPL Energy Supply owned undivided interests in the facilities listed below. The Balance Sheets of PPL and PPL Energy Supply include the amounts noted in the table below:

	Ownership Interest	Electric Plant in Service	Other Property	Accumulated Depreciation	Construction Work in Progress

PPL Generation

Generating Stations

Susquehanna	90.00%	$4,320		$3,541	$63

Conemaugh	16.25%	191		70	1

Keystone	12.34%	97		49	1

Wyman Unit 4	8.33%	15		4

Merrill Creek Reservoir	8.37%		$22	13

  Each PPL Generation subsidiary provided its own funding for its share of the facility. Each receives a portion of the total output of the generating stations equal to its percentage ownership. The share of fuel and other operating costs associated with the stations is reflected on the Statement of Income.

  (PPL, PPL Energy Supply and PPL Montana)

  PPL Montana is the operator of the jointly-owned, coal-fired generating units comprising the Colstrip steam generation facility. At December 31, 2003 and 2002, PPL Montana had a 50% undivided leasehold interest in Colstrip Units 1 and 2 and a 30% undivided leasehold interest in Colstrip Unit 3 under operating leases. See Note 10 for additional information.

  PPL Montana's share of direct expenses associated with the operation and maintenance of these facilities is included in the corresponding operating expenses on the Statement of Income. Each joint-owner in these facilities provides its own financing. As operator of all Colstrip Units, PPL Montana invoices each joint-owner for their respective portion of the direct expenses. The amount due from joint-owners was approximately $9 million and $8 million at December 31, 2003 and 2002.

  At December 31, 2003, Montana Power continued to own a 30% leasehold interest in Colstrip Unit 4. As part of the purchase of generation assets from Montana Power, PPL Montana and Montana Power entered into a reciprocal sharing agreement to govern each party's responsibilities regarding the operation of Colstrip Units 3 and 4, and each party is responsible for 15% of the respective operating and construction costs, regardless of whether a particular cost is specified to Colstrip Unit 3 or 4. However, each party is responsible for its own fuel-related costs.

  Commitments and Contingent Liabilities

  Energy Purchases and Sales Commitments

  Liability for Above Market NUG Contracts (PPL, PPL Energy Supply and PPL Electric)

  In 1998, PPL Electric recorded a loss accrual for above market contracts with NUGs of $854 million, due to its generation business being deregulated. Effective January 1999, PPL Electric began reducing this liability as an offset to "Energy purchases" on the Statement of Income. This reduction is based on the estimated timing of the purchases from the NUGs and projected market prices for this generation. The final existing NUG contract expires in 2014. In connection with the corporate realignment in 2000, the remaining balance of this liability was transferred to PPL EnergyPlus. At December 31, 2003, the remaining liability associated with the above market NUG contracts was $352 million.

  Wholesale Energy Commitments

  (PPL, PPL Energy Supply and PPL Montana)

  As part of the purchase of generation assets from Montana Power, PPL Montana assumed a power purchase agreement and a power sales agreement (for the Flathead Irrigation Project), which were still in effect at December 31, 2003. In accordance with purchase accounting guidelines, PPL Montana recorded liabilities of $66 million as the estimated fair value of these agreements at the acquisition date. These liabilities are being reduced over the terms of the agreements, through 2010, as adjustments to "Wholesale energy marketing" revenues and "Energy purchases" on the Statement of Income. The unamortized balance of the liability related to the power purchase agreement at December 31, 2003 was $57 million and is included in "Wholesale energy commitments" on the Balance Sheet.

  On July 1, 2002, PPL EnergyPlus began to sell to NorthWestern an aggregate of 450 MW of energy to be supplied by PPL Montana. Under two five-year agreements, PPL EnergyPlus is supplying 300 MW of around-the-clock electricity and 150 MW of unit-contingent on-peak electricity. PPL Montana also makes short-term energy sales to NorthWestern. Following NorthWestern's credit downgrades to below investment grade in late-2002, PPL Montana and NorthWestern agreed to modify the payment provisions of the energy contracts such that NorthWestern would pay PPL Montana on a weekly basis, in arrears.

  In September 2003, NorthWestern filed a voluntary petition for relief seeking to reorganize under Chapter 11 of the U.S. Bankruptcy Code. NorthWestern made its filing in federal bankruptcy court in Delaware. Between the time of NorthWestern's last weekly payment and the bankruptcy filing date, PPL Montana made approximately $1.6 million of energy sales to NorthWestern.

  Following the date that NorthWestern filed for bankruptcy, PPL Montana and NorthWestern agreed to amend the power supply agreements to, among other things, eliminate the weekly payment arrangements and resume more typical monthly invoicing and payment arrangements. The amendments were contingent on NorthWestern's assumption of the power supply agreements in its bankruptcy proceeding.

  In September 2003, NorthWestern filed a motion with the bankruptcy court seeking, among other things, to assume the two five-year power supply agreements (as amended) and to pay PPL Montana for the approximately $1.6 million of energy sales made immediately prior to the time of the bankruptcy filing. In October 2003, the bankruptcy court entered an order granting NorthWestern's motion. NorthWestern has, in accordance with the terms of the judge's order, paid PPL Montana for the pre-filing energy sales, and the parties have resumed monthly invoicing and payment arrangements.

  (PPL Montana)

  In June 2003, the FASB issued DIG Issue C20, "Scope Exceptions: Interpretation of the Meaning of Not Clearly and Closely Related in Paragraph 10(b) Regarding Contracts with a Price Adjustment Feature," which became effective October 1, 2003. DIG Issue C20 clarified that prior guidance did not permit the use of a broad market index to serve as a proxy for an ingredient or direct factor. Thus, DIG Issue C20 required that contracts that had been accounted for as normal, but were not eligible for normal treatment because they contained pricing linked to a broad market index, must be reflected on the balance sheet at their fair value, with an offsetting amount reflected in income as of the date of adoption. The power sales agreement referenced above for the Flathead Irrigation Project has a price escalator based upon the Consumer Price Index. Consequently, a pre-tax mark-to-market loss of $2 million was recognized for this contract. This represented the difference between the current market value of the c ontract and the liability previously recorded in connection with the purchase of the Montana assets. This mark-to-market loss was recorded as a "Cumulative Effect of a Change in Accounting Principle" on the Statement of Income of PPL Montana.

  (PPL and PPL Energy Supply)

  As a result of New Jersey's Electric Discount and Energy Competition Act, its Board of Public Utilities authorized and made available to power suppliers, on a competitive basis, the opportunity to provide Basic Generation Service (BGS) to all non-shopping New Jersey customers. In February 2003, PPL EnergyPlus was awarded 34-month fixed-price BGS and 10-month hourly energy price BGS for a fixed percentage of customer load (approximately 1,000 MW) for Atlantic City Electric Company, Jersey Central Power & Light Company and Public Service Electric & Gas Company. These contracts commenced in August 2003.

  In April 2003, PPL EnergyPlus entered into an agreement with Arizona Public Service Company to provide 112 MW of capacity and associated electricity from July through September of 2003 and 150 MW from June through September of 2004 and 2005.

  In May 2003, PPL EnergyPlus entered into agreements with Tucson Electric Power Company to provide 37 MW of capacity and associated electricity from June through December of 2003 and 75 MW from January 2004 through December 2006.

  In May 2003, PPL EnergyPlus entered into a 20-year agreement with Community Energy, Inc. to purchase energy from its Bear Creek wind power project in northeastern Pennsylvania. The project is expected to produce up to 20 MW and be completed in 2004.

  In September 2003, Connecticut Light and Power Company (CL&P) issued a request for proposals seeking energy supply for CL&P's Transitional Standard Offer retail customer load. In October 2003, PPL EnergyPlus was awarded a three-year, fixed-price contract beginning in January 2004 to supply 12.5% of CL&P's Transitional Standard Offer load. During peak hours, PPL EnergyPlus' obligation to supply CL&P's Transitional Standard Offer load may reach 625 MW.

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

  Of the two pending proceedings in Pennsylvania, only the appeal concerning the assessed value of the Susquehanna nuclear station will result in annual local taxes exceeding $1 million. PPL's appeal of the Susquehanna station assessment was decided in its favor by the Luzerne County Court of Common Pleas, and PPL subsequently settled with the local taxing authorities, resulting in annual local tax liability of approximately $3 million for tax years 2000 and beyond and no additional PURTA tax liability for tax years 1998 and 1999. However, the settlement of the tax liability for tax years 1998 and 1999 was subject to the outcome of claims asserted by certain intervenors which are described below.

  In August 2000, over PPL's objections, the Luzerne County Court of Common Pleas permitted Philadelphia City and County, the Philadelphia School District and the Southeastern Pennsylvania Transportation Authority (SEPTA) (collectively, the "Philadelphia parties") to intervene in the case because a change in the assessment of the plant affected the amount they collected under PURTA for the tax years 1998 and 1999. Based on the appraisal obtained by the Philadelphia parties, PPL would have been required to pay up to an extra $213 million in PURTA taxes for 1998 and 1999. The court ruled in PPL's favor concerning the assessed value of the plant, and this determination was affirmed by the Commonwealth Court in October 2003. The Philadelphia parties subsequently petitioned the Commonwealth Court for reargument, and this request was denied. The Philadelphia parties did not seek further appellate review of this matter.

  (PPL, PPL Energy Supply and PPL Montana)

  PPL Montana is currently protesting certain property tax assessments by the Montana Department of Revenue (MDOR) on its generation facilities. The tax liabilities in dispute are approximately $2 million for 2000 and 2001, $9 million for 2002 and $6 million for 2003. PPL Montana's dispute with respect to most of the 2002 and 2003 tax liability is based on the assessed value used by the MDOR for PPL Montana's hydroelectric facilities versus the assessed value used for the facilities of another hydroelectric generator in the state. The state tax appeals board is scheduled to hear the 2000 and 2001 disputes in April 2004, while the hearing for the 2002 dispute is scheduled for May 2004. A hearing for the 2003 dispute has not yet been scheduled.

  Montana Power Shareholders' Litigation (PPL, PPL Energy Supply and PPL Montana)

  In August 2001, a purported class-action lawsuit was filed by a group of shareholders of Montana Power against Montana Power, the directors of Montana Power, certain advisors and consultants of Montana Power and PPL Montana. The plaintiffs allege, among other things, that Montana Power was required to, and did not, obtain shareholder approval of the sale of Montana Power's generation assets to PPL Montana in 1999. Although most of the claims in the complaint are against Montana Power, its board of directors, and its consultants and advisors, two claims are asserted against PPL Montana. In the first claim, plaintiffs seek a declaration that because Montana Power shareholders did not vote on the 1999 sale of generating assets to PPL Montana, that sale "was null and void ab initio." The second claim alleges that PPL Montana was privy to and participated in a strategy whereby Montana Power would sell its generation assets to PPL Montana without first obtaining Montana Power shareholder approval, and that PPL Montana has made net profits in excess of $100 million as the result of this alleged illegal sale. In the second claim, plaintiffs request that the court impose a "resulting and/or constructive trust" on both the generation assets themselves and all profits, plus interest on the amounts subject to the trust. This lawsuit is currently pending in the U.S. District Court of Montana, Butte Division. PPL, PPL Energy Supply and PPL Montana cannot predict the outcome of this matter.

  NorthWestern Corporation Litigation (PPL, PPL Energy Supply and PPL Montana)

  In connection with the acquisition of the Montana generation assets, the Montana Power APA, which was previously assigned to PPL Montana by PPL Global, includes a provision concerning the proposed purchase by PPL Montana of a portion of NorthWestern's interest in the 500-kilovolt Colstrip Transmission System (CTS) for $97 million. During 2002, PPL Montana had been in discussions with NorthWestern regarding the proposed purchase of the CTS and the claims that PPL Montana believes it has against NorthWestern arising from the Montana Power APA and related agreements. Notwithstanding such discussions, in September 2002, NorthWestern filed a lawsuit against PPL Montana in Montana state court seeking specific performance of PPL Montana's purchase of the CTS or, alternatively, damages for breach of contract. Pursuant to PPL Montana's application, the matter was removed to the U.S. District Court of Montana, Butte Division. Following removal, NorthWestern asserted additional claims for damages against PPL Mon tana, and PPL Montana filed defenses denying liability for NorthWestern's claims as well as counterclaims against NorthWestern seeking damages PPL Montana believes it has suffered under the Montana Power APA and related agreements. This matter currently is scheduled for trial in the Montana federal district court in mid-2005.

  In September 2003, NorthWestern filed a petition in Delaware for reorganization under the U.S. Bankruptcy Code, which has resulted in an automatic stay of PPL Montana's counterclaims against NorthWestern. PPL Montana has applied to the bankruptcy court for relief from the automatic stay. In December 2003, NorthWestern filed a motion to transfer this litigation from the Montana federal district court to the federal district court in Delaware where NorthWestern's bankruptcy proceeding is pending. PPL Montana has opposed the motion for transfer, which will be decided by the Montana federal district court. NorthWestern and PPL Montana also have stipulated in NorthWestern's bankruptcy proceeding that the automatic stay of PPL Montana's counterclaims will be lifted ten days after the Montana federal district court rules on the transfer motion. PPL, PPL Energy Supply and PPL Montana cannot predict the outcome of this litigation.

  Montana Hydroelectric Litigation (PPL, PPL Energy Supply and PPL Montana)

  In October 2003, a lawsuit was filed against PPL Montana, PPL Services, Avista Corporation, PacifiCorp and nine John Doe defendants in the U.S. District Court of Montana, Missoula Division, by two residents allegedly acting in a representative capacity on behalf of the State of Montana. In January 2004, the complaint was amended to, among other things, include the Great Falls school districts as additional plaintiffs. The action seeks a declaratory judgment, compensatory damages for unjust enrichment, trespass and negligence, and attorneys fees on a "private attorney general" theory for use of state and/or "school trust" lands without the compensation required by law and to require defendants to adequately compensate the state and/or the State School Trust fund for full market value of lands occupied. Generally, the suit is founded on allegations that the bed of navigable rivers is state-owned property following admission to statehood, and that the use thereof for placement of dam structures, affiliate d structures and reservoirs should trigger lease payments for use of land underneath. The plaintiffs allege that the State Land Board and Department of Natural Resources and Conservation failed to exercise their duty to administer riverbeds for the maximum benefit of public education and/or the state. No specific amount of damages has been claimed. PPL Montana and PPL Services cannot predict the outcome of this litigation.

  Regulatory Issues

  California ISO and Western Markets (PPL, PPL Energy Supply and PPL Montana)

  Through its subsidiaries, PPL has made approximately $18 million of sales to the California ISO, of which $17 million has not been paid to PPL subsidiaries. Given the myriad of electricity supply problems presently faced by the California electric utilities and the California ISO, PPL cannot predict whether or when it will receive payment. As of December 31, 2003, PPL has fully reserved for possible underrecoveries of payments for these sales.

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

  In June 2003, the FERC took several actions as a result of a number of related investigations. The FERC terminated proceedings pursuant to which it had been considering whether to order refunds for spot market bilateral sales made in the Pacific Northwest, including sales made by PPL Montana, during the period December 2000 through June 2001. The FERC explained that the totality of the circumstances made refunds unfeasible and inequitable, and that it had provided adequate relief by adopting a price cap throughout the western U.S. The FERC also denied pending complaints against long-term contracts in the western U.S. In these complaints, various power buyers challenged selected long-term contracts that they entered into during 2000 and 2001, complaining that the power prices were too high and reflected manipulation of those energy markets. The FERC found that the complainants had not met their burden of showing that changing or canceling the contracts was "in the public interest" and that the dysfunc tion in the California markets did not justify changing these long-term contracts. In two separate orders, the FERC also ordered 65 different companies, agencies or municipalities to show cause why they should not be ordered to disgorge profits for "gaming" or anomalous market behavior during 2000 and 2001. These orders to show cause address both unilateral and joint conduct identified as the "Enron trading strategies." Neither PPL EnergyPlus nor PPL Montana was included in these orders to show cause, and they previously have explained in responses to data requests from the FERC that they have not engaged in such trading strategies. Finally, the FERC issued a new investigation order directing its staff to investigate any bids made into the California markets in excess of $250/MWh during the period from May 2000 to October 2000, a period of time prior to the period examined in connection with most of the proceedings described above. To their knowledge, neither PPL EnergyPlus nor PPL Montana is being inve stigated by the FERC under this new order.

  Litigation arising out of the California electricity supply situation has been filed in California courts against sellers of energy to the California ISO. The plaintiffs and intervenors in these legal proceedings allege, among other things, abuse of market power, manipulation of market prices, unfair trade practices and violations of state antitrust laws, and seek other relief, including treble damages and attorneys' fees. While PPL's subsidiaries have not been named by the plaintiffs in these legal proceedings alleging abuses of market power, manipulation of market prices, unfair trade practices and violations of state antitrust laws, PPL Montana was named by a defendant in its cross-complaint in a consolidated court proceeding, which combined into one master proceeding several of the lawsuits alleging antitrust violations and unfair trade practices. This generator denies that any unlawful, unfair or fraudulent conduct occurred but asserts that, if it is found liable, the other generators and power ma rketers, including PPL Montana, caused, contributed to and/or participated in the plaintiffs' alleged losses.

  In May 2003, the Port of Seattle filed a lawsuit in the U.S. District Court for the Western District of Washington against eighteen defendants, including PPL Montana. The lawsuit asserts claims against all defendants under the federal and state antitrust laws, the federal Racketeer Influenced and Corrupt Organizations Act and for common law fraud. The complaint centers on many of the same alleged activities that are the basis for the litigation arising out of the California electricity supply situation described above. The Port of Seattle is seeking actual, trebled and punitive damages, as well as attorneys' fees. PPL Montana and several other defendants have filed a motion to dismiss this complaint that has not been ruled on by the court. In December 2003, this matter was transferred to the U.S. District Court for the Southern District of California for inclusion with proceedings already centralized and pending in that court.

  In February 2004, the Montana Public Service Commission initiated a limited investigation of the Montana retail electricity market for the years 2000 and 2001, focusing on how that market was affected by transactions involving the possible manipulation of the electricity grid in the western U.S. The investigation includes all public utilities and licensed electricity suppliers in Montana, as well as other entities that may possess relevant information. Through its subsidiaries, PPL is a licensed electricity supplier in Montana and a wholesale supplier in the western U.S. As with the other investigations taking place as a result of the issues arising out of the electricity supply situation in California and other western states, PPL and its subsidiaries believe that they have not engaged in any improper trading or marketing practices affecting the Montana retail electricity market.

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

  PJM Capacity Transactions (PPL, PPL Energy Supply and PPL Electric)

  In November 2001, the PJM Market Monitor publicly released a report prepared for the PUC entitled "Capacity Market Questions" relating to the pricing of installed capacity in the PJM daily market during the first quarter of 2001. The report concluded that PPL EnergyPlus (identified in the report as "Entity 1") was able to exercise market power to raise the market-clearing price above the competitive level during that period. PPL EnergyPlus does not agree with the Market Monitor's conclusions that it exercised market power, and the Market Monitor acknowledged in his report that PJM's standards and rules did not prohibit PPL EnergyPlus' conduct. In November 2001, the PUC issued an Investigation Order directing its Law Bureau to conduct an investigation into the PJM capacity market and the allegations in the Market Monitor's report. In June 2002, the PUC issued an investigation report alleging, among other things, that PPL had unfairly manipulated electricity markets in early 2001. The PUC stated that i t was not authorized to, and was not attempting to, adjudicate the merits of PPL's defenses to its allegations, but referred the matter to the U.S. Department of Justice - Antitrust Division (DOJ), the FERC and the Pennsylvania Attorney General.

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

  In September 2002, PPL was served with a complaint filed by Utilimax.com, Inc., which was a member of PJM, in the U.S. District Court for the Eastern District of Pennsylvania against PPL and PPL EnergyPlus alleging, among other things, violations of the federal antitrust laws in connection with the capacity transactions described in the Market Monitor's report. The court dismissed the complaint with prejudice in July 2003, and Utilimax has appealed the court's dismissal to the U.S. Court of Appeals for the Third Circuit.

  In December 2002, PPL was served with a complaint against PPL, PPL EnergyPlus and PPL Electric filed in the U.S. District Court for the Eastern District of Pennsylvania by a group of 14 Pennsylvania boroughs that apparently alleges, in broad terms, similar violations of the federal antitrust laws. These boroughs were wholesale customers of PPL Electric. In addition, in November 2003, PPL and PPL EnergyPlus were served with a complaint which was filed in the same court by Joseph Martorano, III (d/b/a ENERCO), that also alleges violations of the federal antitrust laws. The complaint indicates that ENERCO provides consulting and energy procurement services to clients in Pennsylvania and New Jersey. Although PPL, PPL EnergyPlus and PPL Electric believe the claims in these complaints are without merit, they cannot predict the outcome of these matters.

  New England Investigation (PPL and PPL Energy Supply)

  In January 2004, PPL became aware of an investigation by the Connecticut Attorney General and the FERC's Office of Market Oversight and Investigation (OMOI) regarding allegations that natural gas-fired generators located in New England illegally sold natural gas instead of generating electricity during the week of January 12, 2004. Subsequently, PPL and other generators were served with a data request by OMOI. The data request indicated that PPL was not under suspicion of a regulatory violation but that OMOI was conducting an initial investigation. PPL has responded to this data request. While PPL does not believe that it committed any regulatory or other violations concerning the subject matter of the investigation, PPL cannot predict the outcome of the investigation.

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

  FERC Proposed Rules (PPL, PPL Energy Supply, PPL Electric and PPL Montana)

  In July 2002, the FERC issued a Notice of Proposed Rulemaking entitled "Remedying Undue Discrimination through Open Access Transmission Service and Standard Electricity Market Design." The proposed rule is currently available for public comment and contains a proposed implementation date of July 31, 2003. However, since the issuance of the proposed rule, the FERC has delayed the implementation date. This far-reaching proposed rule, in its current form, purports to establish uniform transmission rules and a standard market design by, among other things:

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

  In November 2003, the FERC adopted a proposed rule to condition all new and existing electric market-based tariffs and authorizations to include provisions prohibiting the seller from engaging in anticompetitive behavior or the exercise of market power. The FERC order adopts a list of market behavior rules that apply to all electric market-based rate tariffs and authorizations, including those of PPL EnergyPlus and any other PPL subsidiaries that hold market-based rate authority. PPL does not expect this rule to have a significant impact on its subsidiaries.

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

  The Kerr Dam Project license was jointly issued by the FERC to Montana Power and the Confederated Salish and Kootenai Tribes of the Flathead Reservation in 1985, and required Montana Power to hold and operate the project for 30 years. The license required Montana Power, and subsequently PPL Montana as a result of the purchase of the Kerr Dam from Montana Power, to continue to implement a plan to mitigate the impact of the Kerr Dam on fish, wildlife and the habitat. Under this arrangement, PPL Montana has a remaining commitment to spend approximately $22 million between 2004 and 2015.

  PPL Montana entered into a Memorandum of Understanding (MOU) with state, federal and private entities related to the issuance in 2000 of the FERC renewal license for the nine dams for the Missouri-Madison project. The MOU requires PPL Montana to implement plans to mitigate the impact of its projects on fish, wildlife and the habitat, and to increase recreational opportunities. The MOU was created to maximize collaboration between the parties and possibilities for matching funds. Under this arrangement, PPL Montana has a remaining commitment to spend approximately $17 million between 2004 and 2010.

  Wallingford Deactivation (PPL and PPL Energy Supply)

  In January 2003, PPL negotiated an agreement with the ISO - New England that would declare that four of the five units at PPL's Wallingford, Connecticut facility are "reliability must run" units and put those units under cost-based rates. This agreement and the cost-based rates are subject to the FERC's approval, and PPL filed a request with the FERC for such approval. PPL requested authority for cost-based rates because the current and anticipated wholesale prices in New England are insufficient to cover the costs of keeping these units available for operation. In March 2003, PPL filed an application with the New England Power Pool to temporarily deactivate these four units. In May 2003, FERC denied PPL's request for cost-based rates in light of FERC's changes to the market and bid mitigation rules of the ISO - New England made in a similar case involving generating units owned by NRG Energy, Inc. PPL subsequently has explained to the FERC that its changes to the market and bid mitigation rules of I SO - New England will not provide sufficient revenues to PPL, and PPL continues to seek approval of its cost-based rates. However, PPL has informed the New England Power Pool that it will not pursue its request to temporarily deactivate certain Wallingford units. In February 2004, PPL appealed the FERC's denial of its request for cost-based rates to the U.S. Court of Appeals for the D.C. Circuit. PPL cannot predict the outcome of this matter.

  IRS Synthetic Fuels Tax Credits (PPL and PPL Energy Supply)

  Through one of its subsidiaries, PPL operates a synfuel facility in Somerset, Pennsylvania and receives tax credits pursuant to Section 29 of the Internal Revenue Code based on its sale of synfuel to unaffiliated third-party purchasers. Section 29 of the Internal Revenue Code provides tax credits for the production and sale of solid synthetic fuels produced from coal. To qualify for the Section 29 tax credits, the synthetic fuel must meet three primary conditions: (i) there must be a significant chemical change in the coal feedstock, (ii) the product must be sold to an unaffiliated entity, and (iii) the production facility must have been placed in service before July 1, 1998. Section 29 tax credits are currently scheduled to expire at the end of 2007.

  PPL received a private letter ruling from the IRS in November 2001 pursuant to which, among other things, the IRS concluded that the synthetic fuel produced at the Somerset facility qualifies for Section 29 tax credits. PPL uses the Covol technology to produce synfuel at the Somerset facility, and the IRS issued the private letter ruling after its review and approval of that technology. In reliance on this private letter ruling, PPL has sold synfuel produced at the Somerset facility resulting in an aggregate of approximately $147 million of tax credits as of December 31, 2003. PPL has estimated that the Somerset facility will contribute approximately $0.13 to its EPS in each year from 2004 through 2007. PPL also purchases synfuel from unaffiliated third parties, at prices below the market price of coal, for use at its coal-fired power plants.

  In June 2003, the IRS announced that it had reason to question the scientific validity of certain test procedures and results that have been presented to it by taxpayers with interests in synfuel operations as evidence that the required significant chemical change has occurred, and that it was reviewing information regarding these test procedures and practices. In conjunction with such review, the IRS suspended the issuance of private letter rulings concerning whether a significant chemical change has occurred for requests relying on the procedures and results being reviewed. In addition, the IRS indicated that it might revoke existing private letter rulings that relied on the procedures and results under review if it determined that those test procedures and results do not demonstrate that a significant chemical change has occurred.

  In October 2003, the IRS announced that it had completed its review of the scientific validity of test procedures and results presented by taxpayers as evidence of significant chemical change and determined that the test procedures and results used by taxpayers are scientifically valid, if the procedures are applied in a consistent and unbiased manner. Further, the IRS announced that it will continue to issue rulings on significant chemical change under applicable IRS guidelines, despite some question by the IRS as to whether those processes result in the level of significant chemical change required by Section 29 of the Internal Revenue Code and IRS revenue rulings. Finally, the IRS indicated that it would require taxpayers to comply with certain sampling and data/record retention practices to obtain or maintain a ruling on significant chemical change.

  PPL believes that the October IRS announcement confirms that PPL is justified in its reliance on the private letter ruling for the Somerset facility, that the test results that PPL presented to the IRS in connection with its private letter ruling are scientifically valid and that PPL has operated the Somerset facility in compliance with the private letter ruling and Section 29 of the Internal Revenue Code.

  In October 2003, following the IRS announcement, it was reported that the U.S. Senate Permanent Subcommittee on Investigations, of the Committee on Governmental Affairs, had begun an investigation of the synthetic fuel industry and its producers. PPL cannot predict when the investigation will be completed or the potential results of the investigation.

  U.K. Electricity Regulation (PPL and PPL Energy Supply)

  The principal legislation governing the structure of the electricity industry in Great Britain is the Electricity Act 1989 (the "Electricity Act"), as amended by the Utilities Act 2000 (the "Utilities Act").

  The provisions in the Utilities Act include the replacement of individual gas and electricity regulators with the Gas and Electricity Markets Authority (the "Regulator"). The principal objective of the Regulator is to protect the interests of consumers, wherever appropriate, by promoting effective competition in electricity generation and supply. There currently is no competition in electricity distribution, but recently a small operator has applied to the Regulator for a license to operate in Great Britain.

  Each distribution business constitutes a natural regional monopoly and is subject to control on the prices it can charge and the quality of supply it must provide. The operations of WPD are regulated under its distribution licenses, pursuant to which income generated is subject to an allowed revenue regulatory framework that provides economic incentives to minimize operating, capital and financing costs. Under the Electricity Act, WPD is under a statutory duty to offer terms to connect any customer requiring electricity within their area and to maintain that connection. The allowed revenue that is recovered from electricity supply businesses through charges by the Distribution Network Operator (DNO) made for the use of the distribution network is regulated on the basis of the Retail Price Index (RPI) minus X formula. The allowed revenue is increased by RPI minus X during the tenure of each price control period. (RPI is a measure of inflation and equals the percentage change in the U.K. RPI between the six-month period of July to December in the previous year. The X factor is established by the Regulator following review and represents an annual efficiency factor.) The Regulator currently sets the Distribution Price Control Formula for five-year periods.

  The current Distribution Price Control Formula permits DNOs, within a review period, to partially retain additional revenues due to increased distribution of units and to retain all increases in operating profit due to efficient operations and the reduction of expenses (including financing costs). The Regulator may reduce this increase in operating profit through a one-off price reduction in the first year of the new pricing regime, if the Regulator determines that it is not a function of efficiency savings, or if genuine efficiency savings have been made and the Regulator determines that customers should benefit through lower prices.

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

  In June 2003, the Regulator published a report on the quality of supply from April 2001 through March 2002. The report confirms that WPD (South West) and WPD (South Wales) met or exceeded such standards and that no payments were required to be made by either company.

  Any significant lowering of rates implemented by the Regulator after the current price control ends in March 2005 could lower the amount of revenue WPD generates in relation to its operational cost and could materially lower the income of WPD.

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

  Air (PPL, PPL Energy Supply and PPL Montana)

  The Clean Air Act deals, in part, with acid rain, attainment of federal ambient ozone standards and toxic air emissions in the U.S. PPL's subsidiaries are in substantial compliance with the Clean Air Act. The Bush administration and certain members of Congress have made proposals regarding possible amendments to the Clean Air Act. These amendments could require significant further reductions in nitrogen oxide, sulfur dioxide and mercury and could possibly require measures to limit carbon dioxide. In addition, several states have taken their own actions requiring mandatory carbon dioxide emission reductions. Pennsylvania and Montana have not, at this time, established any formal programs to address carbon dioxide and other greenhouse gases.

  The Pennsylvania DEP has finalized regulations requiring further seasonal (May-June) nitrogen oxide reductions to 80% from 1990 levels starting in 2003. These regulations are pursuant to EPA's 1998 State Implementation Plan (SIP) call to 22 eastern states, including Pennsylvania, to revise their state implementation plans. PPL achieved the 2003 nitrogen oxide reductions with the installation of SCR technology on the Montour units, and may install SCR or other additional nitrogen oxide reduction technology on one or more Brunner Island units at a later date.

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

  The EPA has proposed mercury and nickel regulations and is expected to finalize these regulations in 2004. The cost of complying with these regulations is not now determinable, but could be significant.

  In 1999, the EPA initiated enforcement actions against several utilities, asserting that older, coal-fired power plants operated by those utilities have, over the years, been modified in ways that subject them to more stringent "New Source" requirements under the Clean Air Act. The EPA has since issued notices of violation and commenced enforcement activities against other utilities. The future direction of the EPA's enforcement initiative is presently unclear. Therefore, at this time, PPL is unable to predict whether such EPA enforcement actions will be brought with respect to any of its affiliates' plants. However, the EPA regional offices that regulate plants in Pennsylvania (Region III) and Montana (Region VIII) have indicated an intention to issue information requests to all utilities in their jurisdiction. The Region VIII office issued such a request to PPL Montana's Corette plant in 2000 and the Colstrip plant in 2003. The Region III office issued such a request to PPL Generation's Martins Cre ek plant in 2002. PPL and its subsidiaries have responded to the Corette and Martins Creek information requests and are in the process of responding to the Colstrip information request. The EPA has taken no further action following the Martins Creek and Corette submittals. PPL cannot presently predict what, if any, action the EPA might take in this regard. Should the EPA or any state initiate one or more enforcement actions against PPL or its subsidiaries, compliance with any such enforcement actions could result in additional capital and operating expenses in amounts which are not now determinable, but which could be significant.

  In 2003, the EPA issued changes to its "New Source" regulations that clarify what projects are exempt from "New Source" requirements as routine maintenance and repair. Under these clarifications, any project to replace existing equipment with functionally equivalent equipment would be considered routine maintenance and excluded from "New Source" review if the cost of the replaced equipment does not exceed 20% of the replacement cost of the entire process unit, the basic design is not changed and no permit limit is exceeded. These clarifications would substantially reduce the uncertainties under the prior "New Source" regulations; however, they have been stayed by the U.S. Court of Appeals for the District of Columbia Circuit. PPL is therefore continuing to operate under the "New Source" regulations as they existed prior to the EPA's clarifications.

  The New Jersey DEP and some New Jersey residents raised environmental concerns with respect to the Martins Creek plant, particularly with respect to sulfur dioxide emissions and the opacity of the plant's plume. These issues were raised in the context of an appeal by the New Jersey DEP of the Air Quality Plan Approval issued by the Pennsylvania DEP to the adjacent Lower Mt. Bethel facility, which is currently under construction. In October 2003, PPL finalized an agreement with the New Jersey DEP and the Pennsylvania DEP pursuant to which it will reduce sulfur dioxide emissions from its Martins Creek power plant. Under the agreement, PPL Martins Creek will shut down the plant's two coal-fired generating units by September 2007 and may repower them any time after shutting them down so long as it follows all applicable state and federal requirements, including installing the best available pollution control technology. PPL Martins Creek also will reduce the fuel sulfur content for those units as well as the plant's two oil-fired units beginning in 2004. In addition, PPL will donate to a non-profit organization 70% of the excess emission allowances and emission reduction credits that result from shutting down or repowering the coal units. As a result of the agreement, the New Jersey DEP has withdrawn its challenge to the Air Quality Plan Approval for the Lower Mt. Bethel facility. The agreement will not result in material costs to PPL. The agreement does not address the issues raised by the New Jersey DEP regarding the visible opacity of emissions from the Martins Creek plant. If it is determined that actions must be taken to address the visible opacity of these emissions, such actions could result in costs that are not now determinable, but which could be significant.

  In addition to the opacity concerns raised by the New Jersey DEP, the Pennsylvania DEP also has raised concerns about the opacity of emissions from the Martins Creek and Montour plants. PPL is discussing these concerns with the Pennsylvania DEP. If it is determined that actions must be taken to address the Pennsylvania DEP's concerns, such actions could result in costs that are not now determinable, but which could be significant.

  In December 2003, PPL Montana, as operator of the Colstrip facility, received an Administrative Compliance Order (ACO) from the EPA pursuant to the Clean Air Act. The ACO alleges that Units 3 and 4 of the facility have been in violation of the Clean Air Act permit at Colstrip since 1980. The permit required Colstrip to submit for review and approval by the EPA an analysis and proposal for reducing emissions of nitrogen oxides (NOX) to address visibility concerns if and when EPA promulgates Best Available Retrofit Technology requirements for NOX. The EPA is asserting that regulations it promulgated in 1980 triggered this requirement. PPL believes that the ACO is unfounded and is discussing the matter with the EPA. The ACO does not expressly seek penalties, and it is unclear at this time what, if any, additional control technology the EPA may consider to be required. Accordingly, the costs to install any additional controls for NOX, if required, are not now determi nable, but could be significant.

  Water/Waste (PPL, PPL Energy Supply and PPL Montana)

  A final permit for water discharges (NPDES permit) has been issued to the Brunner Island generating plant. The permit contains a provision requiring further studies on the thermal impact of the cooling water discharge from the plant. These studies are underway and are expected to be completed in 2006. The Pennsylvania DEP has stated that it believes the studies to date show that the temperature of the discharge must be lowered. The Pennsylvania DEP has also stated that it believes the plant is in violation of a permit condition prohibiting the discharge from changing the river temperature by more than two degrees per hour. PPL is discussing these matters with the agency. Depending on the outcome of these discussions, the plant could be subject to additional capital and operating costs that are not now determinable, but which could be significant.

  The Pennsylvania DEP has issued a water quality certification and a draft NPDES permit to PPL Holtwood, LLC in the FERC license renewal proceeding for its Lake Wallenpaupack hydroelectric facility. PPL has appealed the certification and is discussing both the certification and the NPDES permit with the Pennsylvania DEP. If these discussions are unsuccessful, PPL expects to appeal the permit as well. Depending on the outcome of these appeals, each of the certification and the NPDES permit could impose additional costs on PPL, which are not now determinable, but which could be significant.

  The EPA has significantly tightened the water quality standard for arsenic. The revised standard may require several PPL subsidiaries to either further treat wastewater or take abatement action at their power plants, or both. The cost of complying with the revised standard is not now determinable, but could be significant.

  The EPA recently finalized requirements for new or modified water intake structures. These requirements will affect where generating facilities are built, will establish intake design standards, and could lead to requirements for cooling towers at new and modified power plants. If the source of water for the plants is surface water, these rules could impose significant capital and operating costs on PPL subsidiaries. Another new rule, expected to be finalized in 2004, will address existing structures. PPL has begun preliminary studies to evaluate options to comply with the expected rule. Each of these rules could impose additional costs on PPL subsidiaries, which are not now determinable, but which could be significant.

  Superfund and Other Remediation

  (PPL and PPL Energy Supply)

  Under the Pennsylvania Clean Streams Law, subsidiaries of PPL Generation are obligated to remediate acid mine drainage at former mine sites and may be required to take additional measures to prevent potential acid mine drainage at previously capped refuse piles. One PPL subsidiary is pumping and treating mine water at two mine sites. Another PPL subsidiary plans to install passive wetlands treatment at a third site, and the Pennsylvania DEP has suggested that it may require that PPL subsidiary to pump and treat the mine water at that third site. At December 31, 2003, PPL had accrued $29 million to cover the costs of pumping and treating groundwater at two mine sites for 50 years and for installing passive wetlands treatment at the third site.

  (PPL, PPL Energy Supply and PPL Electric)

  In 1995, PPL Electric and PPL Generation entered into a consent order with the Pennsylvania DEP to address a number of sites that were not being addressed under another regulatory program such as Superfund, but for which PPL Electric or PPL Generation may be liable for remediation. This may include potential PCB contamination at certain PPL Electric substations and pole sites; potential contamination at a number of coal gas manufacturing facilities formerly owned or operated by PPL Electric; oil or other contamination which may exist at some of PPL Electric's former generating facilities; and potential contamination at abandoned power plant sites owned by PPL Generation. As of December 31, 2003, work has been completed for 94% of the sites included in the consent order. Additional sites formerly owned or operated by PPL Electric are added to the consent order on a case-by-case basis.

  In 1996, PPL Gas Utilities entered into a similar consent order with the Pennsylvania DEP to address a number of sites where subsidiaries of PPL Gas Utilities may be liable for remediation. The sites primarily include former coal gas manufacturing facilities. Subsidiaries of PPL Gas Utilities are also investigating the potential for any mercury contamination from gas meters and regulators. Accordingly, PPL Gas Utilities and the Pennsylvania DEP have agreed to add 72 meter/regulation sites to the consent order. As of December 31, 2003, PPL Gas Utilities had addressed 24% of the sites under its consent order.

  At December 31, 2003, PPL Electric and PPL Gas Utilities had accrued approximately $3 million and $9 million, representing the estimated amounts they will have to spend for site remediation, including those sites covered by each company's consent orders mentioned above. Depending on the outcome of investigations at sites where investigations have not begun or have not been completed, the costs of remediation and other liabilities could be substantial. PPL also could face other non-remediation liabilities at sites included in the consent order or other contaminated sites, the costs of which are not now determinable, but which could be significant.

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

  In May 2003, approximately 40 plaintiffs brought an action in the Montana Second Judicial District Court, Butte-Silver Bow County, against PPL Montana and the other owners of the Colstrip plant alleging property damage from freshwater pond seepage and contamination from wastewater ponds at the plant. This action has been moved to the Montana Sixteenth Judicial District Court, Rosebud County. This action could result in PPL Montana and the other Colstrip owners being liable for damages and being required to take additional remedial measures, the costs of which are not now determinable, but which could be significant.

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

  Lower Mt. Bethel (PPL and PPL Energy Supply)

  In August 2002, the Northampton County Court of Common Pleas issued a decision concerning the permissible noise levels from the Lower Mt. Bethel facility when it becomes operational. Specifically, the court's decision sets certain permissible noise levels required for plant operation. PPL appealed the court's decision to the Commonwealth Court, and an intervenor in the lawsuit cross-appealed the court's decision. In May 2003, the Commonwealth Court remanded the case to the Court of Common Pleas for further findings of fact concerning the zoning application relating to the construction of the facility. In September 2003, the Court of Common Pleas ruled in PPL's favor while also reaffirming its decision on the noise levels, and the intervenor has appealed this ruling to the Commonwealth Court. The Lower Mt. Bethel facility is expected to be operational in 2004. However, PPL and PPL Energy Supply cannot predict the outcome of the ongoing litigation concerning the facility or its ultimate impact on the Lower Mt. Bethel facility, but such impact may be material.

  Environmental Matters - International (PPL and PPL Energy Supply)

  U.K.

  WPD's distribution businesses are subject to numerous regulatory and statutory requirements with respect to environmental matters. PPL believes that WPD has taken and continues to take measures to comply with the applicable laws and governmental regulations for the protection of the environment. There are no material legal or administrative proceedings pending against WPD with respect to environmental matters. See "Environmental Matters - Domestic - Electric and Magnetic Fields" for a discussion of EMFs.

  Latin America

  Certain of PPL's affiliates have electric distribution operations in Latin America. PPL believes that these affiliates have taken and continue to take measures to comply with the applicable laws and governmental regulations for the protection of the environment. There are no material legal or administrative proceedings pending against PPL's affiliates in Latin America with respect to environmental matters.

  Other

  Nuclear Insurance (PPL and PPL Energy Supply)

  PPL Susquehanna is a member of certain insurance programs which provide coverage for property damage to members' nuclear generating stations. Facilities at the Susquehanna station are insured against property damage losses up to $2.75 billion under these programs. PPL Susquehanna is also a member of an insurance program which provides insurance coverage for the cost of replacement power during prolonged outages of nuclear units caused by certain specified conditions. Under the property and replacement power insurance programs, PPL Susquehanna could be assessed retroactive premiums in the event of the insurers' adverse loss experience. At December 31, 2003, this maximum assessment was about $40 million.

  PPL Susquehanna's public liability for claims resulting from a nuclear incident at the Susquehanna station is limited to about $10.9 billion under provisions of The Price Anderson Amendments Act of 1988. PPL Susquehanna is protected against this liability by a combination of commercial insurance and an industry assessment program. In the event of a nuclear incident at any of the reactors covered by The Price Anderson Amendments Act of 1988, PPL Susquehanna could be assessed up to $201 million per incident, payable at $20 million per year.

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

  (PPL, PPL Energy Supply, PPL Electric and PPL Montana)

  PPL, PPL Energy Supply, PPL Electric and PPL Montana provide certain guarantees that are required to be disclosed in accordance with FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34." See Note 22 for a discussion of FIN 45. The guarantees provided as of December 31, 2003 are discussed below. In accordance with the provisions of FIN 45, the fair values of guarantees related to arrangements entered into prior to January 1, 2003, as well as guarantees excluded from the initial recognition and measurement provisions of FIN 45, are not recorded in the financial statements.

  (PPL)

  PPL fully and unconditionally guarantees the debt securities of PPL Capital Funding, a wholly-owned financing subsidiary of PPL, including PPL Capital Funding's medium-term notes and the notes issued by PPL Capital Funding in connection with the PEPS Units and PEPS Units, Series B. PPL also fully and unconditionally guarantees all of the obligations of PPL Capital Funding Trust I, an unconsolidated wholly-owned financing subsidiary of PPL, under the trust preferred securities that are a component of the PEPS Units. The aggregate face value of the trust's outstanding preferred securities was $575 million at December 31, 2003. See the Statement of Company-Obligated Mandatorily Redeemable Securities for a discussion of the terms of the trust preferred securities of PPL Capital Funding Trust I and Note 8 for a description of the exchange offer involving the PEPS Units and PEPS Units, Series B and the remarketing of the trust preferred securities of PPL Capital Funding Trust I.

  (PPL and PPL Energy Supply)

  WPD LLP guarantees all of the obligations of SIUK Capital Trust I, an unconsolidated wholly-owned financing subsidiary of WPD LLP, under its trust preferred securities. The aggregate face value of the trust's outstanding preferred securities was $82 million at December 31, 2003. See the Statement of Company-Obligated Mandatorily Redeemable Securities for a discussion of the terms of the trust preferred securities of SIUK Capital Trust I.

  (PPL Energy Supply)

  PPL Energy Supply has entered into several standby letter of credit arrangements under its $500 million three-year credit facility for the purposes of protecting various third parties against nonperformance by PPL and PPL Gas Utilities. As of December 31, 2003, the aggregate maximum exposure related to these standby letters of credit was $13 million. These letters of credit expire in 2004.

  (PPL and PPL Energy Supply)

  PPL Generation has entered into certain partnership arrangements for the sale of coal to third parties. PPL Generation has also executed support agreements, which expire in 2007, for the benefit of these third-party purchasers pursuant to which it guarantees the partnerships' obligations in an amount up to its pro rata ownership interest in the partnerships. PPL Generation's maximum aggregate exposure under these support arrangements was approximately $9 million as of December 31, 2003.

  PPL Susquehanna is contingently obligated to pay $40 million related to potential retroactive premiums that could be assessed under its nuclear insurance programs. Additionally, under the Price Anderson Amendments Act of 1988, PPL Susquehanna could be assessed up to $201 million for each incident at any of the nuclear reactors covered by this Act. See "Nuclear Insurance" for additional information.

  PPL EnergyPlus enters into written put option contracts under which, in exchange for a premium received, it agrees to purchase a specified quantity of a commodity for a specified price if the counterparty exercises the option. The aggregate carrying value of such contracts that were outstanding as of December 31, 2003 was insignificant. These option contracts expire from June 2004 through August 2004. The aggregate maximum amount of payments that PPL EnergyPlus could be required to make if the options are exercised by the counterparties under these contracts is $3 million.

  Certain acquisition agreements relating to the acquisition of mechanical contractors contain provisions that require a PPL Energy Supply subsidiary to make contingent payments to the former owners based upon the profitability of the business unit. The maximum amount of potential payments is not explicitly stated in the acquisition agreements. These arrangements expire at the end of 2004. Based on current expectations, PPL Energy Supply estimates that any amounts to be paid under these arrangements for future performance of the business units will be insignificant.

  Certain agreements relating to the purchase of ownership interests in synfuel projects contain provisions that require certain PPL Energy Supply subsidiaries to make contingent purchase price payments to the former owners. These payments are non-recourse to PPL, PPL Energy Supply and their other subsidiaries and are based primarily upon production levels of the synfuel projects. The maximum amounts of potential payments are not explicitly stated in the agreements. These arrangements expire in 2007. Based on current expectations, PPL Energy Supply estimates that the subsidiaries could pay up to an aggregate of approximately $60 million under these arrangements. As of December 31, 2003, PPL Energy Supply's Balance Sheet reflects a liability of approximately $4 million related to the contingent purchase price obligations of a subsidiary of PPL Energy Supply.

  (PPL and PPL Electric)

  PPL Electric provides a guarantee in the amount of approximately $7 million, as of December 31, 2003, related to debt of an unconsolidated entity. The guarantee expires in June 2008.

  (PPL, PPL Energy Supply, PPL Electric and PPL Montana)

  PPL Electric and PPL Montana lease certain equipment under master operating lease agreements. The term for each piece of equipment leased by PPL Electric ranges from one to three years, after which time the lease term may be extended for certain equipment either (i) from month-to-month until terminated or (ii) for up to two additional years. The term for each piece of equipment leased by PPL Montana is one year, after which time the lease term may be extended from month-to-month until terminated. Under these lease arrangements, PPL Electric and PPL Montana provide residual value guarantees to the lessors. PPL Electric and PPL Montana generally could be required to pay a residual value guarantee if the proceeds received from the sale of a piece of equipment, upon termination of the lease, are less than the expected residual value of the equipment. As of December 31, 2003, the maximum aggregate amount of future payments that could be required to be made as a result of these residual value guarantees wa s approximately $88 million for PPL Electric and $4 million for PPL Montana. As of December 31, 2003, the aggregate carrying value of residual value guarantees issued subsequent to December 31, 2002 was $16 million for PPL Electric and was insignificant for PPL Montana and is included in "Current Liabilities - Other" on the respective Balance Sheets. These guarantees generally expire within one year, unless the lease terms are extended.

  PPL, PPL Energy Supply, PPL Electric and PPL Montana and their subsidiaries provide other miscellaneous guarantees through contracts entered into in the normal course of business. These guarantees are primarily in the form of various indemnifications or warranties related to services or equipment, and vary in duration. Except as otherwise noted below, the obligated amounts of these guarantees often are not explicitly stated; therefore, the overall maximum amount of the obligation under such guarantees cannot be reasonably estimated. Historically, PPL, PPL Energy Supply, PPL Electric and PPL Montana and their subsidiaries have not made any significant payments with respect to these types of guarantees. As of December 31, 2003, the aggregate fair value of these indemnifications related to arrangements entered into subsequent to December 31, 2002 was insignificant. These guarantees include the following:

•	The companies' or their subsidiaries' leasing arrangements, including those discussed above, contain certain indemnifications in favor of the lessors (e.g., tax and environmental matters).

•

  In connection with their issuances of securities, the companies and their subsidiaries engage underwriters, purchasers and purchasing agents to whom they provide indemnification for damages incurred by such parties arising from the companies' material misstatements or omissions in the related offering documents. In addition, in connection with these securities offerings and other financing transactions, the companies also engage trustees or custodial, escrow or other agents to act for the benefit of the investors or to provide other agency services. The companies and their subsidiaries typically provide indemnification to these agents for any liability or expenses incurred by them in performing their obligations.

•

  PPL EnergyPlus is party to numerous energy trading or purchase and sale agreements pursuant to which the parties indemnify each other for any damages arising from events that occur while the indemnifying party has title to the electricity or natural gas. For example, in the case of the party that is delivering the product, such party would be responsible for damages arising from events occurring prior to delivery.

•

  In connection with their sales of various businesses, WPD and its affiliates have provided the purchasers with indemnifications that are standard for such transactions, including indemnifications for certain pre-existing liabilities and environmental and tax matters. In addition, in connection with certain of these sales, WPD and its affiliates have agreed to continue their obligations under existing third-party guarantees, either for a set period of time following the transactions or upon the condition that the purchasers make reasonable efforts to terminate the guarantees. They also have guaranteed the payment of up to £19 million, or $34 million at current exchange rates, under a contract that expires in 2005 assigned as part of one of these sales. Finally, WPD and its affiliates remain secondarily responsible for lease payments under certain leases that they have assigned to third parties.

  PPL, on behalf of itself and its subsidiaries, maintains insurance that covers liability assumed under contract for bodily injury and property damage. The coverage requires a $4 million deductible per occurrence and provides maximum aggregate coverage of approximately $175 million. This insurance may be applicable to certain obligations under the contractual arrangements discussed above.

  Related Party Transactions

  Affiliate Trusts

  (PPL and PPL Energy Supply)

  See Note 22 for a discussion of the implementation of FIN 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." Adoption of this statement on December 31, 2003 for certain entities required the deconsolidation of wholly-owned trusts that had issued preferred securities. As a result, the subordinated debt securities of PPL Capital Funding, in the case of PPL Capital Funding Trust I, and WPD LLP, in the case of SIUK Capital Trust I, which support the trust preferred securities, are no longer eliminated in consolidation. As of December 31, 2003, $681 million is reflected as "Long-term Debt with Affiliate Trusts" on PPL's Balance Sheet, and $89 million is reflected as "Long-term Debt with Affiliate Trust" on the Balance Sheet of PPL Energy Supply.

  PLR Contracts (PPL Energy Supply and PPL Electric)

  PPL Electric has power sales agreements with PPL EnergyPlus, effective January 1, 2002, to supply all of PPL Electric's PLR load through 2009. Under these contracts, PPL EnergyPlus will provide electricity at the pre-determined capped prices that PPL Electric is authorized to charge its PLR customers. These purchases totaled $1.4 billion in 2003 and 2002, including nuclear decommissioning recovery and amortization of an up-front contract payment. These purchases totaled $1.3 billion in 2001, also including nuclear decommissioning recovery, under the first PLR contract. These purchases are included in the Statement of Income as "Energy purchases from affiliate" by PPL Electric and as revenues from "Wholesale energy marketing to affiliates" by PPL Energy Supply.

  Under the PLR contracts, PPL Electric is required to make performance assurance deposits with PPL EnergyPlus when the market price of electricity is less than the contract price by more than its contract collateral threshold. Conversely, PPL EnergyPlus is required to make performance assurance deposits with PPL Electric when the market price of electricity is greater than the contract price by more than its contract collateral threshold. At December 31, 2003, PPL Electric's deposit with PPL Energy Supply was $2 million, which is included in "Current Assets - Other" for PPL Electric's Balance Sheet and in "Current Liabilities - Other" for PPL Energy Supply. PPL Energy Supply pays interest equal to the three-month LIBOR plus 3% on this deposit, which is included in the Statement of Income as "Interest Expense with Affiliate."

  In 2001, PPL Electric made a $90 million payment to PPL EnergyPlus in connection with the PLR contracts. The upfront payment is being amortized by both parties over the term of the PLR contracts. The unamortized balance of this payment, and other payments under the contract, was $70 million at December 31, 2003 and $81 million at December 31, 2002. This balance is reported on the Balance Sheet as "Prepayment on PLR energy supply from affiliate" by PPL Electric and as "Deferred revenue on PLR energy supply from affiliate" by PPL Energy Supply.

  NUG Purchases (PPL Energy Supply and PPL Electric)

  PPL Electric has a reciprocal contract with PPL EnergyPlus to sell electricity purchased under contracts with NUGs. PPL Electric purchases electricity from the NUGs at contractual rates and then sells the electricity at the same price to PPL EnergyPlus. These purchases totaled $152 million in 2003, $160 million in 2002 and $176 million in 2001. These amounts are included in the Statement of Income as revenues from "Wholesale electric to affiliate" by PPL Electric, and as "Energy purchases from affiliates" by PPL Energy Supply.

  Montana Retail Supply (PPL Montana)

  PPL Montana had a Memorandum of Understanding (MOU) with PPL EnergyPlus regarding the supply of energy to satisfy PPL EnergyPlus' obligations under its retail contracts. This MOU will remain in effect until terminated by mutual consent of the parties, or upon 90 days written notice of termination given by either party to the other party. Under the MOU, energy sales to PPL EnergyPlus were $64 million in 2003, $68 million in 2002 and $80 million in 2001. These amounts are included in revenues from "Wholesale energy marketing to affiliate" on the Statement of Income.

  Brokering and Contract Management Agreement (PPL Montana)

  Under a brokering and contract management agreement between PPL Montana and PPL EnergyPlus, PPL Montana paid PPL EnergyPlus $4 million in 2003, $7 million in 2002 and $5 million in 2001. PPL Montana records this expense as "Other operation and maintenance" on the Statement of Income.

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

	2003	2002	2001

Direct expenses

PPL Energy Supply	$94	$88	$80

PPL Electric	60	56	68

PPL Montana	9	12	7

Overhead costs

PPL Energy Supply	63	38	39

PPL Electric	27	28	28

PPL Montana	6	4	3

  Intercompany Borrowings

  (PPL Energy Supply)

  PPL Energy Supply, primarily through its financing subsidiary, PPL Investment Corporation, had notes receivable from affiliates of PPL totaling $2 million at December 31, 2003, and $655 million at December 31, 2002. Interest earned on loans to affiliates, included in "Other Income - net" on the Statement of Income, was $16 million, $22 million and $57 million in 2003, 2002 and 2001.

  (PPL Electric)

  In 2001, PPL Electric made a $150 million demand loan, requiring monthly interest payments at an annual interest rate of 4.0%, from excess cash to PPL Energy Funding. The loan was terminated on November 30, 2003. Intercompany interest income, included in "Other Income - net" on the Statement of Income, was $3 million, $9 million and $5 million in 2003, 2002 and 2001.

  (PPL Montana)

  In 2002, PPL Montana entered into a $100 million three-year credit facility with PPL Investment Corporation on market terms to meet its liquidity needs. At December 31, 2003, there was no outstanding balance. At December 31, 2002 there was a $26 million outstanding balance, which is shown as "Revolving line of credit with affiliate" on the Balance Sheet.

  Trademark Royalties (PPL Energy Supply)

  In the fourth quarter of 2002, a PPL subsidiary that owns PPL trademarks began billing certain affiliates which use these trademarks. PPL Energy Supply was allocated $39 million of this license fee in 2003 and $8 million in 2002, which is primarily included in "Other Operation and Maintenance" on the Statement of Income.

  Other (PPL Energy Supply and PPL Electric)

  PPL Energy Supply owns no domestic transmission or distribution facilities, other than facilities to interconnect its generation with the electric transmission system. Therefore, PPL EnergyPlus and other PPL Generation subsidiaries must pay PJM, the operator of the transmission system, to deliver the energy these subsidiaries supply to retail and wholesale customers in PPL Electric's franchised territory in eastern and central Pennsylvania.

  Other Income - Net

  (PPL)

  The breakdown of PPL's "Other Income - net" was as follows:

	2003	2002	2001

Other Income

Interest income	$12	$28	$15

Equity earnings (loss)		2	(2)

Realized earnings on nuclear decommissioning trust	20

Gain by WPD on the disposition of property	3	6

Hyder-related activity	8

Rental income	4

Reduction of reserves for receivables from Enron	10

Legal claim settlements	3

Miscellaneous - domestic	11	7	11

Miscellaneous - international	10	5	12

Total	81	48	36

Other Deductions

Asset valuation write-down	3	1

Non-operating taxes other than income	1	3	5

Miscellaneous - domestic	7	10	15

Miscellaneous - international	10	4

Other Income - net	$60	$30	$16

  (PPL Energy Supply)

  The breakdown of PPL Energy Supply's "Other Income - net" was as follows:

	2003	2002	2001

Other Income

Affiliated interest income	$16	$22	$57

Interest income	8	17	6

Reduction of reserves for receivables from Enron	10

Gain by WPD on the disposition of property	3	6

Legal claim settlements	3

Realized earnings on nuclear decommissioning trust	20

Rental income	4

Equity earnings	4	3	3

Hyder-related activity	8

Miscellaneous - domestic	2	2	6

Miscellaneous - international	10	5	12

Total	88	55	84

Other Deductions

Asset valuation write-down	3	1

Non-operating taxes other than income	1	2	2

Miscellaneous - domestic	1	4	9

Miscellaneous - international	10	4

Other Income - net	$73	$44	$73

  (PPL Electric)

  The breakdown of PPL Electric's "Other Income - net" was as follows:

	2003	2002	2001

Other Income

Affiliated interest income	$3	$9	$5

Interest income	4	8	7

Non-operating income - affiliates			5

Miscellaneous		1	1

Total	7	18	18

Other Deductions

Miscellaneous	1	2	2

Other Income - net	$6	$16	$16

  (PPL Montana)

  "Other Income - net" was $9 million for the year ended 2003, primarily due to a $6 million reduction of the reserve provided against the Enron receivables. See Note 17 for additional information.

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

  In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies SFAS 133 to improve financial accounting and reporting for derivative instruments and hedging activities. To ensure that contracts with comparable characteristics are accounted for similarly, SFAS 149 clarifies the circumstances under which a contract with an initial net investment meets the characteristics of a derivative, clarifies when a derivative contains a financing component, amends the definition of an "underlying" and amends certain other existing pronouncements. Additionally, SFAS 149 placed additional limitations on the use of the normal purchase or normal sale exception. SFAS 149 was effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003, except certain provisions relating to forward purchases or sales of when-issued securities or other securities that did not yet exist. PPL adopted SFAS 149 as of July 1, 2003. The adoption of SFAS 149 did not have a significant impact on PPL, PPL Energy Supply or PPL Montana.

  Management of Market Risk Exposures

  Market risk is the potential loss PPL may incur as a result of price changes associated with a particular financial or commodity instrument. PPL is exposed to market risk from:

•

  commodity price risk for energy and energy-related products associated with the sale of electricity from its generating assets and other electricity marketing activities, the purchase of fuel for the generating assets and energy trading activities;

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

  PPL has a risk management policy approved by the Board of Directors to manage market risk and counterparty credit risk. The RMC, comprised of senior management and chaired by the Vice President-Risk Management, oversees the risk management function. Key risk control activities designed to ensure compliance with risk policies and detailed programs include, but are not limited to, credit review and approval, validation of transactions and market prices, verification of risk and transaction limits, sensitivity analyses, and daily portfolio reporting, including open positions, mark-to-market valuations, and other risk measurement metrics. In addition, efforts are ongoing to develop systems to improve the timeliness, quality and breadth of market and credit risk information.

  PPL utilizes forward contracts, futures contracts, options and swaps as part of its risk management strategy to minimize unanticipated fluctuations in earnings caused by commodity price, interest rate and foreign currency volatility. All derivatives are recognized on the balance sheet at their fair value, unless they meet SFAS 133 criteria for exclusion (see discussion in "Related Implementation Issues" below).

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

  PPL, PPL Energy Supply and PPL Montana recognized the following net gains/(losses), after-tax, resulting from hedges of firm commitments that no longer qualified as fair value hedges (reported in "Wholesale energy marketing" revenues and "Energy purchases" on the Statement of Income):

	2003	2002	2001

PPL	$1		$7

PPL Energy Supply	1		7

PPL Montana	(1)

  PPL, PPL Energy Supply and PPL Montana did not recognize any gains/(losses) resulting from the ineffective portion of fair value hedges for the twelve months ended December 31, 2003, 2002 or 2001.

  Cash Flow Hedges

  PPL Energy Supply and PPL Montana enter into financial and physical contracts, including forwards, futures and swaps, to hedge the price risk associated with electric, gas and oil commodities. These contracts range in maturity through 2010. Additionally, PPL and PPL Energy Supply enter into financial interest rate swap contracts to hedge interest expense associated with both existing and anticipated debt issuances. These swaps range in maturity through 2014. PPL and PPL Energy Supply also enter into foreign currency forward contracts to hedge exchange rates associated with firm commitments denominated in foreign currencies and to hedge the net investment of foreign operations. These forward contracts range in maturity through 2028.

  Cash flow hedges may be discontinued because it is probable that the original forecasted transaction will not occur by the end of the originally specified time period. PPL, PPL Energy Supply and PPL Montana discontinued certain cash flow hedges which resulted in the following net gain/(loss), after tax, reclassifications from other comprehensive income (reported in "Wholesale energy marketing" revenues, "Energy purchases" and "Interest Expense" on the Statement of Income):

	2003	2002	2001

PPL	$(7)	$(9)	$(14)

PPL Energy Supply	(7)		(14)

PPL Montana			7

  Due to hedge ineffectiveness, PPL, PPL Energy Supply and PPL Montana reclassified the following net gains/(losses), after tax, from other comprehensive income (reported in "Wholesale energy marketing" revenues and "Energy purchases" on the Statement of Income):

	2003	2002	2001

PPL		$(2)

PPL Energy Supply		(2)

PPL Montana

  As of December 31, 2003, the deferred net gain/(loss), after tax, on derivative instruments in "Accumulated other comprehensive income" expected to be reclassified into earnings during the next twelve months was $(1) million, $5 million and $5 million for PPL, PPL Energy Supply and PPL Montana.

  The following table shows the change in accumulated unrealized gains or losses on derivatives in other comprehensive income for the following periods:

	2003	2002

PPL
Beginning accumulated derivative gain	$7	$23

Net change associated with current period hedging activities and other	129	12

Net change associated with net investment hedges	(2)	(3)

Net change from reclassification into earnings	(98)	(25)

Ending accumulated derivative gain	$36	$7

PPL Energy Supply
Beginning accumulated derivative gain	$23	$46

Net change associated with current period hedging activities and other	131	(9)

Net change associated with net investment hedges	(2)	(3)

Net change from reclassification into earnings	(96)	(11)

Ending accumulated derivative gain	$56	$23

PPL Montana
Beginning accumulated derivative gain	$4	$33

Net change associated with current period hedging activities and other	8	(23)

Net change from reclassification into earnings	(1)	(6)

Ending accumulated derivative gain	$11	$4

  Related Implementation Issues

  For energy contracts that meet the definition of a derivative, the circumstances and intent existing at the time that energy transactions are entered into determine their accounting designation. The following summarizes the electricity guidelines that have been provided to the traders who are responsible for contract designation for derivative energy contracts in accordance with SFAS 149:

•

  Any wholesale and retail contracts to sell electricity and the related capacity that are expected to be delivered from PPL's generation or that are approved by the RMC as being a strategic element of PPL's overall marketing strategy are considered "normal." These transactions are not recorded in the financial statements and have no earnings impact until delivery.

•

  Physical electricity-only transactions can receive cash flow hedge treatment if all of the qualifications under SFAS 133 are met. Any unrealized gains or losses on transactions receiving cash flow hedge treatment are recorded in other comprehensive income.

•

  Physical electricity purchases that increase PPL's long position and any energy sale or purchase judged a "market call" are considered speculative, with unrealized gains or losses recorded immediately through earnings.

•

  Financial transactions, which can be settled in cash, cannot be considered "normal" because they do not require physical delivery. These transactions receive cash flow hedge treatment if they lock in the price PPL will receive or pay for energy expected to be generated or purchased in the spot market. Any unrealized gains or losses on transactions that receive cash flow hedge treatment are recorded in other comprehensive income.

  Transactions that do not qualify for hedge accounting treatment are marked to market through earnings.

  In June 2001, the FASB issued definitive guidance on DIG Issue C15, "Scope Exceptions: Normal Purchases and Normal Sales Exception for Certain Option-Type Contracts and Forward Contracts in Electricity." DIG Issue C15 provides additional guidance on the classification and application of derivative accounting rules relating to purchases and sales of electricity utilizing forward and option contracts. This guidance became effective as of July 1, 2001. In December 2001, the FASB revised the guidance in DIG Issue C15, principally related to the eligibility of options for the normal purchases and normal sales exception. The revised guidance was effective April 1, 2002. In November 2003, the FASB again revised the guidance in DIG Issue C15 to clarify the application of derivative accounting rules for contracts that may involve capacity. The guidance is effective January 1, 2004 for PPL. PPL does not expect this guidance to have a significant impact on its financial statements.

  In June 2003, the FASB issued DIG Issue C20, "Scope Exceptions: Interpretation of the Meaning of Not Clearly and Closely Related in Paragraph 10(b) Regarding Contracts with a Price Adjustment Feature," which became effective October 1, 2003. DIG Issue C20 addresses a requirement in SFAS 133 that contracts that qualify for normal treatment must feature pricing that is clearly and closely related to the asset being sold. Diversity in practice had developed among companies. DIG Issue C20 permits normal treatment if a price adjustment factor, such as a broad market index (e.g., Consumer Price Index), is not extraneous to both the cost and the fair value of the asset being sold and is not significantly disproportionate in terms of the magnitude and direction when compared with the asset being sold. However, DIG Issue C20 also stated that prior guidance did not permit the use of a broad market index to serve as a proxy for an ingredient or direct factor. Thus, DIG Issue C20 required that contracts that had been accounted for as normal but were not eligible for normal treatment under prior guidance be reflected on the balance sheet at their fair value, with an offsetting amount reflected in income as of the date of adoption. These contracts could then be evaluated under the provisions of DIG Issue C20 to determine whether they could qualify for normal treatment prospectively. PPL, PPL Energy Supply and PPL Montana recorded a pre-tax charge to income of $2 million in the fourth quarter of 2003 to comply with the provisions of DIG Issue C20.

  In December 2001, the FASB revised guidance on DIG Issue C16, "Scope Exceptions: Applying the Normal Purchases and Normal Sales Exception to Contracts that Combine a Forward Contract and a Purchased Option Contract." DIG Issue C16 provides additional guidance on the classification and application of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," relating to purchases and sales of electricity utilizing forward contracts and options, as well as the eligibility of fuel contracts for the normal purchases and normal sales exception. The revised guidance was effective April 1, 2002. PPL had no financial statement impact from the revised guidance on fuel contracts classified as normal.

  PPL adopted the final provisions of EITF 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities," during the fourth quarter of 2002. As such, PPL reflects its net realized and unrealized gains and losses associated with all derivatives that are held for trading purposes in the "Net energy trading margins" line on the Statement of Income. Non-derivative contracts that met the definition of energy trading activities as defined by EITF 98-10, "Accounting for Energy Trading and Risk Management Activities" are reflected in the financial statements using the accrual method of accounting. Under the accrual method of accounting, unrealized gains and losses are not reflected in the financial statements. Prior periods were reclassified. No cumulative effect adjustment was required upon adoption.

  PPL Energy Supply and PPL Montana have adopted the final provisions of EITF 03-11, "Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to FASB Statement No. 133 and Not 'Held for Trading Purposes' as Defined in Issue No. 02-3," prospectively as of October 1, 2003. As a result of this adoption, non-trading bilateral sales of electricity at major market delivery points are netted with purchases that offset the sales at those same delivery points. A major market delivery point is any delivery point with liquid pricing available. The impact of adopting EITF 03-11 was a reduction in both "Wholesale energy marketing" revenues and "Energy purchases" by $105 million in PPL's and PPL Energy Supply's Statement of Income and by $18 million in PPL Montana's Statement of Income.

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

  At December 31, 2003, PPL had a credit exposure of $234 million to energy trading partners. Eight counterparties accounted for 51% of this exposure. No other individual counterparty accounted for more than 4% of the exposure. With one exception, each of the eight primary counterparties had an investment grade credit rating from Standard & Poor's Ratings Services (S&P). The non-investment grade counterparty, NorthWestern, has filed for Chapter 11 bankruptcy protection. NorthWestern has assumed the power supply agreements in its bankruptcy proceeding. NorthWestern has remained current on all post-bankruptcy obligations with PPL Montana. Payment on all pre-bankruptcy obligations was received in October 2003. See Note 14 under "Wholesale Energy Commitments" for additional information regarding the NorthWestern bankruptcy proceeding.

  At December 31, 2003, PPL Energy Supply had a credit exposure of $508 million to energy trading partners. Nine counterparties accounted for 77% of this exposure. No other individual counterparty accounted for more than 2% of the exposure. The largest exposure, $274 million, was to PPL Electric, under the long-term contract to supply PPL Electric's PLR load. With one exception, the other eight counterparties have an investment grade credit rating from S&P. The non-investment grade counterparty, NorthWestern, has filed for Chapter 11 bankruptcy protection, as discussed above.

  At December 31, 2003, PPL Montana had a credit exposure of $75 million to energy trading partners. Four counterparties accounted for 79% of this exposure. No other individual counterparty accounted for more than 3% of the exposure. Three of the four counterparties have an investment grade credit rating from S&P. The non-investment grade counterparty, NorthWestern, has filed for Chapter 11 bankruptcy protection, as discussed above.

  PPL, PPL Energy Supply and PPL Montana have the right to request collateral from each of these counterparties, except for one government agency, in the event their credit ratings fall below investment grade or, in one case, below current levels. PPL Montana and NorthWestern have mutually agreed not to request collateral from each other while NorthWestern's Chapter 11 bankruptcy proceeding is pending. It is also the policy of PPL, PPL Energy Supply and PPL Montana to enter into netting agreements with all of their counterparties to minimize credit exposure.

  Enron Bankruptcy

  In connection with the December 2001 bankruptcy filings by Enron Corporation and its affiliates (collectively "Enron"), PPL EnergyPlus and PPL Montana terminated certain electricity, gas and other trading agreements with Enron. PPL EnergyPlus' 2001 after-tax earnings exposure associated with termination of these contracts was approximately $8 million, which was recorded in "Wholesale energy marketing" and "Energy purchases" in the Statement of Income. PPL Montana had no 2001 earnings effect associated with the termination of these contracts. Additionally, at the time that these trading agreements were terminated, they were at prices more favorable to PPL EnergyPlus and PPL Montana than current market prices, and PPL established a reserve for uncollectible accounts in the aggregate amount of $50 million. In October 2002, PPL EnergyPlus and PPL Montana filed proofs of claim in Enron's bankruptcy proceedings for approximately $21 million and $29 million, respectively. These claims were against Enron North America and Enron Power Marketing (the "Enron Subsidiaries"), and against Enron Corporation, which had guaranteed the Enron Subsidiaries' performance (the "Enron Corporation Guarantees").

  During 2003, PPL EnergyPlus, PPL Montana and Enron engaged in discussions regarding the amount of claims that would be allowed against the Enron Subsidiaries. Although no formal agreement on such amounts has been reached, based on informal discussions with Enron's counsel, PPL EnergyPlus and PPL Montana believe that their claims against the Enron Subsidiaries will eventually be allowed in the bankruptcy at approximately $21 million and $25 million, respectively. Accordingly, PPL reduced its receivables from Enron, and the associated reserve for uncollectible accounts, by $4 million. PPL also determined that it is probable that PPL EnergyPlus and PPL Montana will recover approximately $4 million and $6 million, respectively, of these receivables from the Enron Subsidiaries, and may collect additional amounts under the Enron Corporation Guarantees. Therefore, PPL determined that it was appropriate to reduce its reserve by an additional $10 million.

  In November 2003, Enron Corporation filed suits against each of PPL EnergyPlus and PPL Montana, asserting that the Enron Corporation Guarantees should be avoided as fraudulent transfers. If Enron Corporation were successful in these suits, PPL EnergyPlus' and PPL Montana's claims against Enron Corporation under the Enron Corporation Guarantees would not be allowed in the bankruptcy proceeding.
  Goodwill and Other Intangible Assets

  On January 1, 2002, PPL and its subsidiaries adopted SFAS 142, "Goodwill and Other Intangible Assets," which eliminates the amortization of goodwill and other acquired intangible assets with indefinite economic useful lives. SFAS 142 requires an annual impairment test of goodwill at the reporting unit level, which compares the carrying value of the reporting unit to its fair value. A reporting unit is a segment or one level below a segment. Intangible assets other than goodwill that are not subject to amortization are also required to undergo an annual impairment test. PPL changed the classification of certain intangible assets on the balance sheet upon adopting SFAS 142. Previously reported information has been restated to conform to the current presentation. The following information is disclosed in accordance with SFAS 142.

  Acquired Intangible Assets

  (PPL)

  The carrying amount and the accumulated amortization of acquired intangible assets were as follows:

	December 31, 2003		December 31, 2002

	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization

Land and transmission rights	$256	$94	$245	$90

Emission allowances	49		41

Licenses and other	51	4	37	3

	$356	$98	$323	$93

  Current intangible assets are included in "Current Assets - Other," and long-term intangible assets are included in "Other intangibles" on the Balance Sheet.

  Amortization expense was approximately $6 million for 2003 and 2002. Amortization expense is estimated at $6 million per year for 2004 through 2008.

  (PPL Energy Supply)

  The carrying amount and the accumulated amortization of acquired intangible assets were as follows:

	December 31, 2003		December 31, 2002

	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization

Land and transmission rights	$45	$15	$49	$14

Emission allowances	49		41

Licenses and other	50	4	36	3

	$144	$19	$126	$17

  Current intangible assets are included in "Current Assets - Other," and long-term intangible assets are included in "Other intangibles" on the Balance Sheet.

  Amortization expense was approximately $2 million for 2003 and 2002. Amortization expense is estimated at $3 million per year for 2004 through 2008.

  (PPL Electric)

  The carrying amount and the accumulated amortization of acquired intangible assets were as follows:

	December 31, 2003		December 31, 2002

	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization

Land and transmission rights	$193	$77	$192	$74

  Intangible assets are shown as "Intangibles" on the Balance Sheet.

  Amortization expense was approximately $2 million for 2003 and 2002. Amortization expense is estimated at $2 million per year for 2004 through 2008.

  (PPL Montana)

  The carrying amount and the accumulated amortization of acquired intangible assets were as follows:

	December 31, 2003		December 31, 2002

	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization

Emission allowances	$18		$18

Licenses and other	27	$1	22	$1

	$45	$1	$40	$1

  Current intangible assets are included in "Prepayments and other," and long-term intangible assets are included in "Intangibles" on the Balance Sheet.

  Amortization expense was approximately $1 million for 2003 and 2002. Amortization expense is estimated at $1 million per year for 2004 through 2008.

  Goodwill (PPL and PPL Energy Supply)

  The changes in the carrying amounts of goodwill by segment were as follows:

	PPL Energy Supply				PPL

	Supply	International	Total	Delivery(a)	Total

Balance as of January 1, 2002	$72	$257	$329	$55	$384

Goodwill acquired	13	6	19		19

Interest in WPD goodwill (b)		225	225		225

Effect of foreign currency exchange rates		(4)	(4)		(4)

Impairment losses		(150)	(150)		(150)

Balance as of December 31, 2002	$85	$334	$419	$55	$474

Effect of foreign currency exchange rates		92	92		92

Purchase accounting adjustments (b)	8	500	508		508

Discontinued operations		(6)	(6)		(6)

Balance as of December 31, 2003	$93	$920	$1,013	$55	$1,068

(a)	The Delivery segment is not part of PPL Energy Supply.
(b)	See Note 9 for additional information.

  Goodwill is included in "Goodwill" on the Balance Sheet.

  The reporting units of the Supply, Delivery and International segments completed the transition impairment test in the first quarter of 2002. A transition goodwill impairment loss of $150 million was recognized in the Latin American reporting unit within the International segment, and is reported as a "Cumulative Effects of Changes in Accounting Principles" on the Statement of Income. The fair value of the reporting unit was estimated using the expected present value of future cash flows.

  In December 2003, the PPL Global Board of Managers authorized the sale of its investment in a Latin American telecommunications company. As a result of this decision, PPL Global wrote off $6 million of goodwill.

  Reconciliation of Prior Periods to Exclude Amortization

  (PPL and PPL Energy Supply)

  The following table reconciles reported earnings for 2001 to earnings adjusted to exclude amortization expense related to goodwill and equity method goodwill. Those expenses were no longer recorded in 2002 or 2003 in accordance with SFAS 142. PPL and PPL Energy Supply were not affected by changes in amortization periods for other intangible assets.

PPL	2003	2002	2001

Income from continuing operations	$719	$360	$169

Goodwill amortization			13

Equity method goodwill amortization			3

Pro forma income from continuing operations	$719	$360	$185

Reported net income	$734	$208	$179

Goodwill amortization			13

Equity method goodwill amortization			3

Adjusted net income	$734	$208	$195

Basic EPS:
Income from continuing operations	$4.16	$2.36	$1.16

Goodwill amortization			0.09

Equity method goodwill amortization			0.02

Pro forma income from continuing operations	$4.16	$2.36	$1.27

Reported net income	$4.25	$1.37	$1.23

Goodwill amortization			0.09

Equity method goodwill amortization			0.02

Adjusted net income	$4.25	$1.37	$1.34

Diluted EPS:
Income from continuing operations	$4.15	$2.36	$1.15

Goodwill amortization			0.09

Equity method goodwill amortization			0.02

Pro forma income from continuing operations	$4.15	$2.36	$1.26

Reported net income	$4.24	$1.36	$1.22

Goodwill amortization			0.09

Equity method goodwill amortization			0.02

Adjusted net income	$4.24	$1.36	$1.33

PPL Energy Supply	2003	2002	2001

Income from continuing operations	$712	$431	$171

Goodwill amortization			12

Equity method goodwill amortization			3

Pro forma income from continuing operations	$712	$431	$186

Reported net income	$727	$279	$174

Goodwill amortization			12

Equity method goodwill amortization			3

Adjusted net income	$727	$279	$189

  (PPL Electric and PPL Montana)

  PPL Electric and PPL Montana had no goodwill at December 31, 2003, 2002 and 2001. The adoption of SFAS 142 would not have affected prior period earnings of PPL Electric and PPL Montana.

  Strategic Initiative

  (PPL, PPL Energy Supply and PPL Electric)

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

  Taken collectively, the steps in the strategic initiative were intended to protect the customers of PPL Electric from volatile energy prices and lower its cost of capital. PPL's shareowners also benefited from this initiative because it provided low-cost capital to the higher-growth, unregulated side of PPL's business.

  Workforce Reduction

  (PPL, PPL Energy Supply, PPL Electric and PPL Montana)

  In an effort to improve operational efficiency and reduce costs, PPL and its subsidiaries commenced a workforce reduction assessment in June 2002 that was expected to eliminate up to 598 employees, or about 7% of PPL's U.S. workforce, at an estimated cost of $74 million. The program was broad-based and impacted all employee groups except certain positions that are key to providing high-quality service to PPL's electricity delivery customers. Linemen, electricians and line foremen, for example, were not affected by the reductions. An additional $1 million workforce reduction charge was recorded in September 2002, when plans specific to PPL Global and PPL Montana subsidiaries were finalized which were expected to impact 26 employees. These additional reductions increased PPL's total charge for workforce reductions to $75 million for the elimination of up to 624 positions.

  PPL recorded the charges in the Statement of Income as "Workforce reduction" for the year ended December 31, 2002. These charges reduced net income by $44 million after taxes. The program provides primarily for enhanced early retirement benefits and/or one-time special pension separation allowances based on an employee's age and years of service. These features of the program will be paid from the PPL Retirement Plan pension trust and increased PPL's pension and postretirement benefit liabilities by $65 million. The remaining $10 million of costs related primarily to non-pension benefits, such as severance payments and outplacement costs, which will be paid by PPL.

  PPL Energy Supply expected to ultimately eliminate up to 221 employees and recorded charges of $40 million in June 2002 and $1 million in September 2002. These charges reduced net income by $24 million for the year ended December 31, 2002. Included in these charges was a $10 million allocation of costs associated with the elimination of employees of PPL Services.

  PPL Electric expected to ultimately eliminate up to 260 employees and recorded a charge of $33 million, which reduced net income by $19 million for the year ended December 31, 2002. Included in the charge was a $6 million allocation of costs associated with the elimination of employees of PPL Services.

  In the third quarter of 2003, PPL Electric recorded an additional $9 million, or $5 million after-tax, charge for the completion of the workforce reduction program that commenced in 2002. This additional charge covers the final 94 employees anticipated to be separated as part of the Automated Meter Reader implementation project. The charge was related to pension enhancements, which will be paid from the PPL Retirement Plan pension trust.

  PPL Montana expected to ultimately eliminate up to ten employees and recorded an insignificant charge for the year ended December 31, 2002.

  As of December 31, 2003, 490 employees of PPL subsidiaries were terminated. Approximately 129 positions, which are primarily bargaining unit, will be evaluated for termination over the next six months, due to the timing of the Automated Meter Reader implementation and the displacement process under the bargaining unit contract. Substantially all of the accrued non-pension benefits have been paid.

  Asset Retirement Obligations

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

  (PPL and PPL Energy Supply)

  PPL and PPL Energy Supply adopted SFAS 143 effective January 1, 2003. Application of the new rules resulted in an increase in net PP&E of $32 million, reversal of previously recorded liabilities of $304 million, recognition of asset retirement obligations of $229 million, recognition of a deferred tax liability of $44 million and a cumulative effect of adoption that increased net income by $63 million or $0.36 per share. In 2003, as a result of applying SFAS 143, PPL and PPL Energy Supply recognized $18 million of accretion expense and an insignificant amount of depreciation expense.

  PPL and PPL Energy Supply identified various legal obligations to retire long-lived assets, the largest of which relates to the decommissioning of the Susquehanna station. PPL and PPL Energy Supply identified and recorded other asset retirement obligations related to significant interim retirements at the Susquehanna station, and various environmental requirements for coal piles, ash basins and other waste basin retirements.

  PPL and PPL Energy Supply also identified legal retirement obligations that were not measurable at this time. These items included the retirement of certain transmission assets and a reservoir. These retirement obligations were not measurable due to indeterminable dates of retirement.

  Amounts collected from PPL Electric's customers for decommissioning, less applicable taxes, are deposited in external trust funds for investment and can only be used for future decommissioning costs. The fair value of the nuclear decommissioning trust was $357 million and $287 million as of December 31, 2003 and 2002.

  PPL's and PPL Energy Supply's asset retirement obligations are included in "Deferred Credits and Other Noncurrent Liabilities - Other" on the Balance Sheet. The changes in the carrying amounts of asset retirement obligations were as follows:

Asset retirement obligation at January 1, 2003	$229

Add: Accretion expense	18

Less: Settlement	5

Asset retirement obligation at December 31, 2003	$242

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

  Reconciliation of Prior Annual Periods (PPL and PPL Energy Supply)

  The pro forma asset retirement obligation liability balances, calculated as if SFAS 143 had been adopted on January 1, 2001 (rather than January 1, 2003), were $229 million, $211 million and $196 million as of December 31, 2002, December 31, 2001 and January 1, 2001.

  The pro forma income statement effects of the application of SFAS 143, calculated as if it had been adopted prior to January 1, 2001 (rather than January 1, 2003) are presented below:

	For the Years Ended December 31,

PPL	2003	2002	2001

Income from continuing operations	$719	$360	$169

Pro forma income from continuing operations	$719	$351	$167

Reported net income	$734	$208	$179

Pro forma net income	$671	$199	$177

Basic EPS:

Income from continuing operations	$4.16	$2.36	$1.16

Pro forma income from continuing operations	$4.16	$2.30	$1.15

Reported net income	$4.25	$1.37	$1.23

Pro forma net income	$3.89	$1.31	$1.21

Diluted EPS:

Income from continuing operations	$4.15	$2.36	$1.15

Pro forma income from continuing operations	$4.15	$2.30	$1.14

Reported net income	$4.24	$1.36	$1.22

Pro forma net income	$3.88	$1.31	$1.21

PPL Energy Supply	2003	2002	2001

Income from continuing operations	$712	$431	$171

Pro forma income from continuing operations	$712	$422	$169

Reported net income	$727	$279	$174

Pro forma net income	$664	$270	$172

  New Accounting Standards

  SFAS 143 (PPL, PPL Energy Supply, PPL Electric and PPL Montana)

  See Note 21 for a discussion of SFAS 143, "Accounting for Asset Retirement Obligations," and the impact of its adoption.

  SFAS 146 (PPL, PPL Energy Supply, PPL Electric and PPL Montana)

  In 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires the recognition of a liability for costs associated with exit or disposal activities when the liability is incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 also establishes that the initial liability should be measured at its estimated fair value. The provisions of SFAS 146 are effective for exit or disposal activities initiated after December 31, 2002, with earlier application encouraged. PPL and its subsidiaries adopted SFAS 146 effective January 1, 2003. SFAS 146 did not have an impact on PPL or its subsidiaries during 2003.

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

  PPL and its subsidiaries elected to adopt the fair value method of accounting for stock-based compensation as of January 1, 2003 using the prospective method of transition, as permitted by SFAS 148. The prospective method provides that PPL and its subsidiaries will recognize expense for all stock-based compensation awards granted, modified or settled on or after January 1, 2003. See Note 1 for a discussion of the change in accounting for stock-based compensation and the disclosures required by SFAS 148.

  SFAS 149 (PPL, PPL Energy Supply and PPL Montana)

  See Note 17 for a discussion of SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," and the impact of its adoption.

  SFAS 150

  (PPL, PPL Energy Supply, PPL Electric and PPL Montana)

  In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS 150 establishes standards for classifying and measuring certain financial instruments that have characteristics of both liabilities and equity. The standards established by it require certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity to now be classified as liabilities on the balance sheet. SFAS 150 requires the following freestanding financial instruments to be classified as liabilities (or assets in some circumstances):

•	mandatorily redeemable financial instruments,
•	financial instruments that embody obligations to repurchase equity shares in exchange for cash or other assets, including written put options and forward purchase contracts, and
•	certain financial instruments that embody obligations to issue a variable number of shares.

  SFAS 150 also requires disclosure regarding the nature and terms of those instruments and settlement alternatives. Except as discussed below, SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. In November 2003, the FASB issued FSP FAS 150-3, "Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under FASB Statement No. 150, 'Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,' " which, as it relates to public entities, deferred indefinitely certain provisions of SFAS 150 related to certain mandatorily redeemable noncontrolling interests. SFAS 150 prohibits the restatement of financial statements for periods prior to its adoption.

  (PPL, PPL Energy Supply and PPL Electric)

  In accordance with SFAS 150, effective July 1, 2003, PPL changed its classification of the trust preferred securities of PPL Capital Funding Trust I, which were issued as a component of the PEPS Units, PPL Energy Supply changed its classification of the trust preferred securities issued by SIUK Capital Trust I and PPL Electric changed its classification of its preferred stock with sinking fund requirements. These securities are mandatorily redeemable financial instruments, as they require the issuer to redeem the securities for cash on a specified date. Thus, they should be classified as liabilities, as a component of long-term debt, instead of "mezzanine" equity, on the balance sheet. As of December 31, 2003, no amounts were included in long-term debt for any of these securities because of the following: PPL deconsolidated PPL Capital Funding Trust I in accordance with FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," PPL Energy Supply deconsolidated SIUK Capital Trust I in accordance with FIN 46 and there was no preferred stock with sinking fund requirements of PPL Electric outstanding (due to preferred stock redemptions discussed in Note 8). As a result of the deconsolidation of the trusts, the subordinated debt securities that support the trust preferred securities, rather than the trust preferred securities themselves, are reflected in long-term debt as of December 31, 2003. See "FIN 46 and FIN 46(R)" for a discussion of the deconsolidation of the trusts.

  SFAS 150 also requires the distributions on these mandatorily redeemable securities to be included as a component of "Interest Expense" instead of "Distributions on Preferred Securities" in the Statement of Income effective July 1, 2003. "Interest Expense" for 2003 includes distributions on these securities totaling $27 million for PPL, $5 million for PPL Energy Supply and an insignificant amount for PPL Electric. Periods ending prior to July 1, 2003 have not been restated to conform to these presentations since SFAS 150 specifically prohibits the restatement of financial statements for periods prior to its adoption.

  FIN 45 (PPL, PPL Energy Supply, PPL Electric and PPL Montana)

  In 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34." FIN 45 clarifies that upon issuance of certain types of guarantees, the guarantor must recognize an initial liability for the fair value of the obligation it assumes under the guarantee. The offsetting entry will be dependent upon the circumstances under which the guarantee is issued, and the initial liability should typically be reduced as the guarantor is released from risk under the guarantee. FIN 45 also requires a guarantor to make significant new disclosures for guarantees even if the likelihood of the guarantor's having to make payments is remote. The provisions relating to the initial recognition and measurement of guarantee obligations must be applied on a prospective basis for guarantees issued or modified after December 31, 2002. PPL and its subsidiaries adopted FIN 45 effective January 1, 2003. FIN 45 did not have a significant impact on earnings in 2003. See Note 14 for disclosure of guarantees and other assurances existing as of December 31, 2003.

  FIN 46 and FIN 46(R) (PPL, PPL Energy Supply, PPL Electric and PPL Montana)

  In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 clarifies that variable interest entities, as defined therein, that do not disperse risks among the parties involved should be consolidated by the entity that is determined to be the primary beneficiary. FIN 46 also requires certain disclosures to be made by the primary beneficiary and by an enterprise that holds a significant variable interest in a variable interest entity but is not the primary beneficiary. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after January 31, 2003. For variable interest entities in which an enterprise holds a variable interest that was acquired before February 1, 2003, FIN 46 was originally required to be adopted no later than the first fiscal year or interim period beginning after June 15, 2003. However, in October 2003, the FASB issued FSP FIN 46-6, "Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities," which delayed the effective date for applying the provisions of FIN 46 to interests held by public entities in variable interest entities or potential variable interest entities created before February 1, 2003 until the end of the first interim period ending after December 15, 2003.

  In December 2003, the FASB revised FIN 46 by issuing Interpretation No. 46 (revised December 2003), which is known as FIN 46(R) and replaces FIN 46. FIN 46(R) does not change the general consolidation concepts of FIN 46. Among other things, FIN 46(R) again changes the effective date for applying the provisions of FIN 46 to certain entities, clarifies certain provisions of FIN 46 and provides additional scope exceptions for certain types of businesses. For entities to which the provisions of FIN 46 have not been applied as of December 24, 2003, FIN 46(R) provides that a public entity that is not a small business issuer should apply the provisions of FIN 46 or FIN 46(R) as follows: (i) FIN 46(R) shall be applied to all entities no later than the end of the first reporting period that ends after March 15, 2004, and (ii) FIN 46 or FIN 46(R) should be applied to entities that are considered to be SPEs no later than the end of the first reporting period that ends after December 15, 2003.

  As permitted by FIN 46(R), PPL and its subsidiaries adopted FIN 46 effective December 31, 2003 for entities created before February 1, 2003 that are considered to be SPEs. This adoption resulted in the consolidation of the lessors under the operating leases for the Sundance, University Park and Lower Mt. Bethel generation facilities, as well as the deconsolidation of two wholly-owned trusts. See below for further discussion. Also, as permitted by FIN 46(R), PPL and its subsidiaries deferred the application of FIN 46 for other entities and plans to adopt FIN 46(R) for all entities on March 31, 2004.

  PPL and its subsidiaries are in the process of evaluating entities in which they hold a variable interest in accordance with FIN 46(R). PPL and its subsidiaries are currently not aware of any variable interest entities that are not consolidated as of December 31, 2003 but which they will be required to consolidate in accordance with FIN 46(R) effective March 31, 2004. As they continue to evaluate the impact of applying FIN 46(R), PPL and its subsidiaries may identify additional entities that they would need to consolidate.

  (PPL and PPL Energy Supply)

  Additional Entities Consolidated

  The lessors under the operating leases for the Sundance, University Park and Lower Mt. Bethel generation facilities are variable interest entities that are considered to be SPEs. PPL Energy Supply is the primary beneficiary of these entities. Consequently, PPL Energy Supply was required to consolidate the financial statements of the lessors effective December 31, 2003. Upon initial consolidation, PPL Energy Supply recognized $1.1 billion of additional assets and liabilities on its balance sheet and a charge of $27 million, after-tax, as a cumulative effect of a change in accounting principle. The additional assets consist principally of the generation facilities, and the additional liabilities consist principally of the lease financing. See below for a discussion of the leases.

  In May 2001, a subsidiary of PPL Energy Supply entered into a lease arrangement, as lessee, for the development, construction and operation of commercial power generation facilities. The lessor was created for the sole purpose of owning the facilities and incurring the related financing costs. The $660 million operating lease arrangement covers the 450 MW gas-powered Sundance project near Coolidge, Arizona and the 540 MW gas-powered University Park project near University Park, Illinois. These facilities were substantially complete in July 2002, at which time the initial lease term commenced. See the Statement of Long-term Debt for a discussion of the related financing.

  In December 2001, another subsidiary of PPL Energy Supply entered into a $455 million operating lease arrangement, as lessee, for the development, construction and operation of a 600 MW gas-fired combined-cycle generation facility located in Lower Mt. Bethel Township, Northampton County, Pennsylvania. The lessor was created for the sole purpose of owning the facilities and incurring the related financing costs. The initial lease term commences on the date of commercial operation, which is expected to occur in 2004, and ends in December 2013. See the Statement of Long-term Debt for a discussion of the related financing.

  Entities Deconsolidated

  Effective December 31, 2003, PPL deconsolidated PPL Capital Funding Trust I, and PPL Energy Supply deconsolidated SIUK Capital Trust I. These trusts are considered to be SPEs and were deconsolidated because PPL and PPL Energy Supply are not the primary beneficiaries of the trusts under current interpretations of FIN 46. Therefore, the "Company-obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely Company Debentures" amounting to $661 million (for PPL) and $86 million (for PPL Energy Supply), which would have been recorded as a component of long-term debt in 2003 in accordance with SFAS 150 if the trusts were consolidated, are not reflected in PPL's and PPL Energy Supply's Balance Sheet at December 31, 2003. Instead, the subordinated debt securities that support the trust preferred securities are reflected in "Long-term Debt with Affiliate Trust(s)" as of December 31, 2003. See below for further discussion.

  The trusts hold subordinated debt securities of PPL Capital Funding, in the case of PPL Capital Funding Trust I, and WPD LLP, in the case of SIUK Capital Trust I. As a result of deconsolidating the trusts, the subordinated debt securities are no longer eliminated in the consolidated financial statements. As of December 31, 2003, $681 million is reflected as "Long-term Debt with Affiliate Trusts" in PPL's Balance Sheet, and $89 million is reflected as "Long-term Debt with Affiliate Trust" in PPL Energy Supply's Balance Sheet.

  The effect on the Balance Sheet as a result of deconsolidating the trusts was an increase in both total assets and total liabilities of $21 million for PPL and $3 million for PPL Energy Supply. The increase in assets relates to the investments in the common securities of the trusts, which are no longer eliminated in the consolidated financial statements. The increase in liabilities consists primarily of the difference between the carrying value of the preferred securities issued by the trusts compared to the carrying value of the subordinated debt securities of PPL Capital Funding and WPD LLP. The deconsolidation of the trusts did not impact the earnings of PPL and PPL Energy Supply.

  See the Statement of Company-Obligated Mandatorily Redeemable Securities for a discussion of the trusts and their preferred securities, as well as the subordinated debt securities issued to the trusts.

  EITF 03-11 (PPL, PPL Energy Supply and PPL Montana)

  In August 2003, the FASB ratified EITF 03-11, "Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and Not 'Held for Trading Purposes' as Defined in EITF Issue No. 02-3, 'Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities'." EITF 03-11 addresses whether realized gains and losses on physically settled derivative contracts not "held for trading purposes" should be reported in the income statement on a gross or net basis. It requires that each entity make this determination for itself based on the relevant facts and circumstances in the context of the various activities of the entity rather than based solely on the terms of the individual contracts. EITF 03-11 is effective for transactions entered into on or after October 1, 2003. See Note 17 for a discussion of the impact of the adoption of EITF 03-11.

  FSP FAS 106-1 (PPL, PPL Energy Supply, PPL Electric and PPL Montana)

  See Note 12 for a discussion of FSP FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003."

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
PPL Corporation
(Millions of Dollars)

Column A	Column B	Column C			Column D		Column E

	Balance at Beginning of Period
		Additions					Balance at End of Period

		Charged to Income	Other		Deductions
Description

Year Ended December 31, 2003
Reserves deducted from assets in the Balance Sheet
Uncollectible accounts including unbilled revenues	$112	$31			$47	(a)	$96	(b)
Obsolete inventory - Materials and supplies	1	3			1		3
Mark-to-market valuation reserves	3		$2		1		4
Deferred tax valuation allowance	327	4	48		91		288

Year Ended December 31, 2002
Reserves deducted from assets in the Balance Sheet
Uncollectible accounts including unbilled revenues	125	32	7	(c)	52	(d)	112	(b)
Obsolete inventory - Materials and supplies	1						1
Mark-to-market valuation reserves	7				4		3
Deferred tax valuation allowance	132	30	182	(c)	17		327

Year Ended December 31, 2001
Reserves deducted from assets in the Balance Sheet
Uncollectible accounts including unbilled revenues	70	98			43		125	(b)
Obsolete inventory - Materials and supplies	4				3		1
Mark-to-market valuation reserves	2	5					7
Deferred tax valuation allowance	8	61	67		4		132

(a)	See Note 17 to the financial statements regarding a reduction in the Enron receivable reserve.
(b)	Includes reserves for customer accounts receivable, California ISO, the Enron receivables and other.
(c)	Includes the reserve recorded upon the acquisition of a controlling interest in WPD.
(d)	Includes the removal of reserves upon the deconsolidation of CEMAR.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
PPL Energy Supply, LLC
(Millions of Dollars)

Column A	Column B	Column C			Column D		Column E

	Balance at Beginning of Period
		Additions					Balance at End of Period

		Charged to Income	Other		Deductions
Description

Year Ended December 31, 2003
Reserves deducted from assets in the Balance Sheet
Uncollectible accounts including unbilled revenues	$88	$5			$22	(a)	$71	(b)
Obsolete inventory - Materials and supplies	1	3			1		3
Mark-to-market valuation reserves	3		$2		1		4
Deferred tax valuation allowance	327	4	48		91		288

Year Ended December 31, 2002
Reserves deducted from assets in the Balance Sheet
Uncollectible accounts including unbilled revenues	104	5	7	(c)	28	(d)	88	(b)
Obsolete inventory - Materials and supplies	1						1
Mark-to-market valuation reserves	7				4		3
Deferred tax valuation allowance	132	30	182	(c)	17		327

Year Ended December 31, 2001
Reserves deducted from assets in the Balance Sheet
Uncollectible accounts including unbilled revenues	52	67			15		104	(b)
Obsolete inventory - Materials and supplies	4				3		1
Mark-to-market valuation reserves	2	5					7
Deferred tax valuation allowance	8	61	67		4		132

(a)	See Note 17 to the financial statements regarding a reduction in the Enron receivable reserve.
(b)	Includes reserves for customer accounts receivable, California ISO, the Enron receivables and other.
(c)	Includes the reserve recorded upon the acquisition of a controlling interest in WPD.
(d)	Includes the removal of reserves upon the deconsolidation of CEMAR.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
PPL Electric Utilities Corporation
(Millions of Dollars)

Column A	Column B	Column C		Column D	Column E

	Balance at Beginning of Period
		Additions			Balance at End of Period

		Charged to Income	Other	Deductions
Description

Year Ended December 31, 2003
Reserves deducted from assets in the Balance Sheet
Uncollectible accounts	$23	$24		$23	$24

Year Ended December 31, 2002
Reserves deducted from assets in the Balance Sheet
Uncollectible accounts	19	25		21	23

Year Ended December 31, 2001
Reserves deducted from assets in the Balance Sheet
Uncollectible accounts	16	30		27	19

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
PPL Montana, LLC
(Millions of Dollars)

Column A	Column B	Column C		Column D		Column E

	Balance at Beginning of Period
		Additions				Balance at End of Period

		Charged to Income	Other	Deductions
Description

Year Ended December 31, 2003
Reserves deducted from assets in the Balance Sheet
Uncollectible accounts including unbilled revenues	$47			$10	(a)	$37	(b)
Obsolete inventory - Materials and supplies	1					1

Year Ended December 31, 2002
Reserves deducted from assets in the Balance Sheet
Uncollectible accounts including unbilled revenues	47					47	(b)
Obsolete inventory - Materials and supplies	1					1
Mark-to-market valuation reserves	1			1

Year Ended December 31, 2001
Reserves deducted from assets in the Balance Sheet
Uncollectible accounts including unbilled revenues	18	$30		1		47	(b)
Obsolete inventory - Materials and supplies	2			1		1
Mark-to-market valuation reserves		1				1

(a)	See Note 17 to the financial statements regarding a reduction in the Enron receivable reserve.
(b)	Includes reserves for customer accounts receivable, California ISO, the Enron receivables and other.

QUARTERLY FINANCIAL, COMMON STOCK PRICE AND DIVIDEND DATA (Unaudited)
PPL Corporation and Subsidiaries
(Millions of Dollars, except per share data)

	For the Quarters Ended (a)

	March 31	June 30	Sept. 30	Dec. 31

2003

Operating revenues as previously reported	$1,487	$1,338	$1,456
Reclassification (b)	5	4	2
Discontinued operations (c)	(2)	(1)	(1)

	1,490	1,341	1,457	$1,299

Operating income as previously reported	357	285	362
Discontinued operations (c)		1	1
Other	2

	359	286	363	332

Income from continuing operations	176	116	172	255
Net income	239	116	171	208
Basic earnings per common share: (d)
Income from continuing operations	1.06	0.68	0.97	1.44
Net income	1.43	0.68	0.97	1.17
Diluted earnings per common share: (d)
Income from continuing operations	1.06	0.67	0.97	1.44
Net income	1.43	0.67	0.97	1.17
Dividends declared per common share (e)	0.385	0.385	0.385	0.385
Price per common share
High	$38.10	$44.34	$43.12	$43.89
Low	31.65	35.04	38.45	38.88

2002

Operating revenues as previously reported	$1,354	$1,299	$1,492
Reclassification (b)	3	5	4
Discontinued operations (c)	(1)	(1)	(1)

	1,356	1,303	1,495	$1,327

Operating income as previously reported	400	178	394
Discontinued operations (c)			1

	400	178	395	273

Income (loss) from continuing operations	147	(27)	123	117
Net income (loss)	(3)	(27)	122	116
Basic earnings per common share: (d)
Income (loss) from continuing operations	1.00	(0.18)	0.81	0.71
Net income (loss)	(0.02)	(0.18)	0.81	0.71
Diluted earnings per common share: (d)
Income (loss) from continuing operations	1.00	(0.18)	0.80	0.71
Net income (loss)	(0.02)	(0.18)	0.80	0.71
Dividends declared per common share (e)	0.36	0.36	0.36	0.36
Price per common share
High	$39.85	$39.95	$37.60	$36.26
Low	31.40	28.97	26.00	26.47

(a)

Quarterly results can vary depending on weather and the forward pricing of power. In addition, earnings in 2003 and 2002 were affected by unusual items. Accordingly, comparisons among quarters of a year may not be indicative of overall trends and changes in operations.

(b)	Relates to the reclassification of equity losses from an unconsolidated affiliate from revenue to operating and maintenance expenses.
(c)	Each quarter in 2002 and 2003 has been restated to reflect the loss from discontinued Latin American telecommunications operations.
(d)	The sum of the quarterly amounts may not equal annual earnings per share due to changes in the number of common shares outstanding during the year or rounding.
(e)

PPL has paid quarterly cash dividends on its common stock in every year since 1946. The dividends declared per share in 2003 were $1.54 and in 2002 were $1.44. In February 2003, PPL announced an increase to its quarterly common stock dividend, payable April 1, 2003, to 38.5 cents per share (equivalent to $1.54 per annum.) In February 2004, PPL announced an increase to its quarterly common stock dividend, payable April 1, 2004, to 41 cents per share (equivalent to $1.64 per annum). Future dividends, declared at the discretion of the Board of Directors, will be dependent upon future earnings, cash flows, financial requirements and other factors.

QUARTERLY FINANCIAL DATA (Unaudited)
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars)
	For the Quarters Ended (a)

	March 31	June 30	Sept. 30	Dec. 31
2003
Operating revenues	$753	$637	$704	$694
Operating income	99	54	41	57
Income (loss) available to PPL	29		(6)	2

2002
Operating revenues	$697	$651	$715	$685
Operating income	89	39	87	60
Income (loss) available to PPL	20	(8)	24	3

(a)

PPL Electric's business is seasonal in nature, with peak sales periods generally occurring in the winter and summer months. In addition, earnings in certain quarters were affected by unusual items. Accordingly, comparisons among quarters of a year may not be indicative of overall trends and changes in operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

PPL Corporation, PPL Energy Supply, LLC, PPL Electric Utilities Corporation and PPL Montana, LLC

None.

ITEM 9A. CONTROLS AND PROCEDURES

PPL Corporation, PPL Energy Supply, LLC, PPL Electric Utilities Corporation and PPL Montana, LLC

(a)	Evaluation of disclosure controls and procedures.

The registrants' principal executive officers and principal financial officers, based on their evaluation of the registrants' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) have concluded that, as of December 31, 2003, the registrants' disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period for which this annual report has been prepared.

(b)	Change in internal controls over financial reporting.

The registrants' principal executive officers and principal financial officers have concluded that there were no changes in the registrants' internal controls over financial reporting during the registrant's fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

PART III to Exhibit Index

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

PPL Corporation

Additional information for this item will be set forth in the sections entitled "Nominees for Directors," "Directors Continuing in Office," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Board Committees - Audit Committee" in PPL's 2004 Notice of Annual Meeting and Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 2003, and which information is incorporated herein by reference. Information required by this item concerning the executive officers of PPL is set forth at the end of Part I of this report.

PPL has adopted a code of ethics entitled "Standards of Conduct and Integrity" that applies to all directors, managers, trustees, officers (including the principal executive officers, principal financial officers and principal accounting officers), employees and agents of PPL and PPL's subsidiaries for which it has operating control (including PPL Energy Supply, PPL Electric and PPL Montana). The "Standards of Conduct and Integrity" are posted on PPL's Internet Web site: www.pplweb.com/corporategovernance.htm and are available in print to any shareholder who requests them.

PPL also has adopted its "Guidelines of Corporate Governance," which address, among other things, director qualification standards and director and board committee responsibilities. These guidelines, and the charters of each of the committees of PPL's board of directors, are posted on PPL's Internet Web site: www.pplweb.com/corporategovernance.htm and are available in print to any shareholder who requests them.

PPL Energy Supply, LLC

Item 10 is omitted as PPL Energy Supply meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K.

PPL Electric Utilities Corporation

Information for this item will be set forth in the sections entitled "Nominees for Directors" and "Directors Continuing in Office" in PPL Electric's 2004 Notice of Annual Meeting and Information Statement, which will be filed with the SEC not later than 120 days after December 31, 2003, and which information is incorporated herein by reference. Information required by this item concerning the executive officers of PPL Electric is set forth at the end of Part I of this report.

PPL Montana, LLC

Item 10 is omitted as PPL Montana meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K.

ITEM 11. EXECUTIVE COMPENSATIONx

PPL Corporation

Information for this item will be set forth in the sections entitled "Compensation of Directors," "Board Committees - Audit Committee," "Summary Compensation Table," "Option Grants in Last Fiscal Year" and "Retirement Plans for Executive Officers" in PPL's 2004 Notice of Annual Meeting and Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 2003, and which information is incorporated herein by reference.

PPL Energy Supply, LLC

Item 11 is omitted as PPL Energy Supply meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K.

PPL Electric Utilities Corporation

Information for this item will be set forth in the sections entitled "Compensation of Directors," "Summary Compensation Table," "Option Grants in Last Fiscal Year" and "Retirement Plans for Executive Officers" in PPL Electric's 2004 Notice of Annual Meeting and Information Statement, which will be filed with the SEC not later than 120 days after December 31, 2003, and which information is incorporated herein by reference.

PPL Montana, LLC

Item 11 is omitted as PPL Montana meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

PPL Corporation

Information for this item will be set forth in the section entitled "Stock Ownership" in PPL's 2004 Notice of Annual Meeting and Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 2003, and which information is incorporated herein by reference. In addition, provided below in tabular format is information as of December 31, 2003 with respect to compensation plans (including individual compensation arrangements) under which equity securities of PPL are authorized for issuance.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (3)	Weighted-average exercise price of outstanding options, warrants and rights (3)	Number of securities remaining available for future issuance under equity compensation plans (4)
Equity compensation plans approved by security holders (1)	2,022,388 - ICP 889,870 - ICPKE 2,912,258 - Total	$34.99 - ICP $36.86 - ICPKE $35.56 - Combined	4,364,191 - ICP 7,100,710 - ICPKE 7,416,806 - DDCP 18,881,707 - Total

Equity compensation plans not approved by security holders (2)

  Includes (a) the Amended and Restated Incentive Compensation Plan (ICP), under which stock options, restricted stock, restricted stock units, dividend equivalents and other stock-based awards may be awarded to executive officers of PPL; (b) the Amended and Restated Incentive Compensation Plan for Key Employees (ICPKE), under which stock options, restricted stock, restricted stock units, dividend equivalents and other stock-based awards may be awarded to non-executive key employees of PPL and its subsidiaries; and (c) the Directors Deferred Compensation Plan (DDCP), under which stock units may be awarded to directors of PPL. See Note 11 to the financial statements for additional information.
  All of PPL's current compensation plans under which equity securities of PPL are authorized for issuance have been approved by PPL's shareholders.
  Relates to common stock issuable upon the exercise of stock options awarded under the ICP and ICPKE as of December 31, 2003. In addition, as of December 31, 2003, the following other securities had been awarded and are outstanding under the ICP, DDCP and ICPKE: 182,653 shares of restricted stock under the ICP; 308,361 shares of restricted stock and 135,078 restricted stock units under the ICPKE; and 77,428 stock units under the DDCP.
  Based upon the following aggregate award limitations under the ICP, ICPKE and DDCP: (a) under the ICP, 7,884,715 awards (i.e., 5% of the total PPL common stock outstanding as of April 23, 1999) granted after April 23, 1999; (b) under the ICPKE, 8,286,804 awards (i.e., 5% of the total PPL common stock outstanding as of January 1, 2003) granted after April 25, 2003, reduced by outstanding awards for which common stock was not yet issued as of such date; and (c) under the DDCP, 7,526,428 securities. In addition, each of the ICP and ICPKE includes an annual award limitation of 2% of total PPL common stock outstanding as of January 1 of each year.

PPL Energy Supply, LLC

Item 12 is omitted as PPL Energy Supply meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K.

PPL Electric Utilities Corporation

Information for this item will be set forth in the section entitled "Stock Ownership" in PPL Electric's 2004 Notice of Annual Meeting and Information Statement, which will be filed with the SEC not later than 120 days after December 31, 2003, and which information is incorporated herein by reference.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

PPL Corporation

Information for this item will be set forth in the section entitled "Fees to Independent Auditor for 2003 and 2002" in PPL's 2004 Notice of Annual Meeting and Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 2003, and which information is incorporated herein by reference.

PPL Energy Supply, LLC

Audit Fees

The aggregate fees billed by PricewaterhouseCoopers LLP for the fiscal years ended December 31, 2003 and December 31, 2002 for professional services rendered for the audit of PPL Energy Supply's annual financial statements and review of financial statements included in PPL Energy Supply's Quarterly Reports on Form 10-Q and for services in connection with statutory and regulatory filings or engagements, including comfort letters and consents for financings and filings made with the SEC, for those fiscal years were $1,576,000 and $1,284,000, respectively.

Audit-Related Fees

The aggregate fees billed for the fiscal years ended December 31, 2003 and December 31, 2002 for assurance and related services rendered by PricewaterhouseCoopers LLP that are related to the performance of the audit or review of PPL Energy Supply's financial statements were $116,000 and $217,000, respectively. These services principally related to audits of employee benefit plans and consultation to ensure appropriate accounting and reporting in connection with various business and financing transactions.

Tax Fees

The aggregate fees billed for the fiscal years ended December 31, 2003 and December 31, 2002 for professional services rendered by PricewaterhouseCoopers LLP for tax-related services were $792,000 and $1,386,000, respectively. These fees principally related to international tax consulting and advisory services.

All Other Fees

There were no additional fees billed by PricewaterhouseCoopers LLP for the fiscal year ended December 31, 2003. The aggregate fees billed by PricewaterhouseCoopers LLP for the fiscal year ended December 31, 2002 for services rendered to PPL Energy Supply other than the Audit Fees, Audit-Related Fees and Tax Fees included above were $355,000. These fees related to financial information system implementation and design services at an international affiliate. PricewaterhouseCoopers LLP no longer provides this type of service for PPL Energy Supply or any of its affiliates.

During 2002, the Audit Committee of PPL adopted procedures for pre-approving audit and non-audit services to be provided by the independent auditor for PPL and its subsidiaries. The procedures are designed to safeguard the continued independence of the independent auditor. More specifically, the use of the independent auditor to perform either audit or non-audit services is prohibited unless specifically approved in advance by the Audit Committee of PPL. As a result of this approval process, the Audit Committee of PPL has established specific categories of services and authorization levels. All services outside of the specified categories and all amounts exceeding the authorization levels are reviewed by the Chair of the Audit Committee of PPL, who serves as the Committee designee to review and approve audit and non-audit related services during the year. A listing of the approved audit and non-audit services is reviewed with the full Audit Committee of PPL no later than at its next meeting.

The Audit Committee of PPL reviewed all 2003 and 2002 audit and non-audit related fees. Since July 2002, when the Sarbanes-Oxley Act of 2002 was signed into law, the Audit Committee of PPL approved 100% of all fees. There were no services provided by the independent auditor during that time that would fall within the All Other Fees category.

PPL Electric Utilities Corporation

Information for this item will be set forth in the section entitled "Fees to Independent Auditor for 2003 and 2002" in PPL Electric's 2004 Notice of Annual Meeting and Information Statement, which will be filed with the SEC not later than 120 days after December 31, 2003, and which information is incorporated herein by reference.

PPL Montana, LLC

Audit Fees

The aggregate fees billed by PricewaterhouseCoopers LLP for the fiscal years ended December 31, 2003 and December 31, 2002 for professional services rendered for the audit of PPL Montana's annual financial statements and review of financial statements included in PPL Montana's Quarterly Reports on Form 10-Q and for services in connection with statutory and regulatory filings or engagements, including comfort letters and consents for financings and filings made with the SEC, for those fiscal years were $131,000 and $135,000, respectively.

Audit-Related Fees

The aggregate fees billed for the fiscal years ended December 31, 2003 and December 31, 2002 for assurance and related services rendered by PricewaterhouseCoopers LLP that are related to the performance of the audit or review of PPL Montana's financial statements, were $8,000 and $7,000, respectively. These services principally related to audits of employee benefit plans.

Tax Fees

PricewaterhouseCoopers LLP did not render any professional services for tax-related matters for PPL Montana for the fiscal years ended December 31, 2003 and December 31, 2002.

All Other Fees

PricewaterhouseCoopers LLP did not render any professional services for any other matters for the fiscal years ended December 31, 2003 and December 31, 2002, other than the Audit Fees included above.

During 2002, the Audit Committee of PPL adopted procedures for pre-approving audit and non-audit services to be provided by the independent auditor for PPL and its subsidiaries. The procedures are designed to safeguard the continued independence of the independent auditor. More specifically, the use of the independent auditor to perform either audit or non-audit services is prohibited unless specifically approved in advance by the Audit Committee of PPL. As a result of this approval process, the Audit Committee of PPL has established specific categories of services and authorization levels. All services outside of the specified categories and all amounts exceeding the authorization levels are reviewed by the Chair of the Audit Committee of PPL, who serves as the Committee designee to review and approve audit and non-audit related services during the year. A listing of the approved audit and non-audit services is reviewed with the full Audit Committee of PPL no later than at its next meeting.

The Audit Committee of PPL reviewed all 2003 and 2002 audit and non-audit related fees. Since July 2002, when the Sarbanes-Oxley Act of 2002 was signed into law, the Audit Committee of PPL approved 100% of all fees. There were no services provided by the independent auditor during that time that would fall within Tax Fees or the All Other Fees category.

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

Schedule II - Valuation and Qualifying Accounts and Reserves for the Three Years Ended December 31, 2003

All other schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or notes thereto.

	3.	Exhibits

Exhibit Index on page 199.

(b) Reports on Form 8-K:

The following Reports on Form 8-K were filed (*) or furnished (**), as indicated, during the three months ended December 31, 2003:

**	Report dated October 23, 2003 - PPL
		Item 12.	Disclosure of Results of Operations and Financial Condition
PPL issued a press release announcing its results for the quarter ended September 30, 2003, a tightening of the range for its 2003 earnings forecast, and its 2004 earnings forecast.
		Item 7.	Financial Statements and Exhibits
Press release announcing PPL's results for the quarter ended September 30, 2003, a tightening of the range for PPL's 2003 earnings forecast, and PPL's 2004 earnings forecast.

*	Report dated December 12, 2003 - PPL Montana
		Item 9.	Rating Agency Decision
Standard & Poor's Ratings Services' (S&P) downgrade of PPL Montana's 8.903% Pass Through Certificates due 2020 to BBB- from BBB.
		Item 7.	Financial Statements and Exhibits
Report on downgrade by S&P on December 12, 2003.

**	Report dated December 19, 2003 - PPL
		Item 5.	Other Events
PPL issued a press release announcing the extension of the duration of its exchange offer for its outstanding 7-3/4% PEPS Units.
		Item 7.	Financial Statements and Exhibits
Exhibit of (1) Press releases announcing the extension of the duration of the Exchange Offer and certain modifications to the Exchange Offer and (2) Instructions for Soliciting Dealers.

SHAREOWNER AND INVESTOR INFORMATION

Annual Meetings: The annual meeting of shareowners of PPL Corporation is held each year on the fourth Friday of April. The 2004 meeting for PPL Corporation will be held on Friday, April 23, 2004, at Lehigh University's Stabler Arena, at the Goodman Campus Complex located in Lower Saucon Township, outside Bethlehem, Pennsylvania. The 2004 meeting for PPL Electric will be held on Tuesday, April 20, 2004, at the offices of the company at Two North Ninth Street, Allentown, Pennsylvania.

Proxy and Information Statement Material: A proxy statement and information statement and notice of PPL's and PPL Electric's annual meetings are mailed to all shareowners of record as of February 27, 2004.

Dividends: Subject to the declaration of dividends on PPL common stock by the PPL Board of Directors or its Executive Committee and PPL Electric preferred stock by the PPL Electric Board of Directors, dividends are paid on the first day of April, July, October and January. Dividend checks are mailed in advance of those dates with the intention that they arrive as close as possible to the payment dates. The 2004 record dates for dividends are expected to be March 10, June 10, September 10, and December 10.

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

Shareowners can also obtain information free of charge from PPL's Internet home page (www.pplweb.com). Shareowners can access PPL Securities and Exchange Commission filings, news releases, stock quotes and historical performance. Visitors to our Web site can provide their E-mail address and indicate their desire to receive future earnings or news releases automatically.

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

Registered shareowners can access account information by visiting shareowneronline.com.

Listed Securities:	Fiscal Agents:
New York Stock Exchange	Stock Transfer Agents and
Registrars
PPL Corporation:	Wells Fargo Bank Minnesota, N.A.
Common Stock (Code: PPL)	Shareowner Services
7-3/4% PEPSSM Units	161 North Concord Exchange
(Code: PPLPrE)	South St. Paul, MN 55075-1139
7-3/4% PEPSSM Units, Series B
(Code: PPLPrF)	PPL Services Corporation
Investor Services Department
PPL Electric Utilities Corporation:
4-1/2% Preferred Stock	Dividend Disbursing Office and
(Code: PPLPRB)	Dividend Reinvestment Plan Agent
4.40% Series Preferred Stock	PPL Services Corporation
(Code: PPLPRA)	Investor Services Department

Philadelphia Stock Exchange	Mortgage Bond Trustee
Deutsche Bank Trust Company Americas
PPL Corporation:	Attn: Security Transfer Unit
Common Stock	648 Grassmere Park Road
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

William F. Hecht -
Chairman, President
and Chief Executive
Officer

By /s/ John R. Biggar		Principal Financial Officer and Director

John R. Biggar -
Executive Vice President
and Chief Financial Officer

By /s/ Mark D. Woods		Principal Accounting Officer

Mark D. Woods -
Controller

Directors:

Frederick M. Bernthal	Stuart Heydt
John W. Conway	W. Keith Smith
E. Allen Deaver	Susan M. Stalnecker
Louise K. Goeser

By /s/ William F. Hecht

William F. Hecht, Attorney-in-fact	Date: March 1, 2004

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

TITLE

By /s/ William F. Hecht	Principal Executive Officer and Manager

William F. Hecht -
President

By /s/ James E. Abel	Principal Financial Officer and Manager

James E. Abel -
Treasurer

By /s/ Mark D. Woods	Principal Accounting Officer and Manager

Mark D. Woods -
Controller

Managers:

/s/ John R. Biggar

John R. Biggar

/s/ Lawrence E. De Simone

Lawrence E. De Simone

/s/ Robert J. Grey

Robert J. Grey

Date: March 1, 2004

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PPL Electric Utilities Corporation
(Registrant)

By /s/ John F. Sipics

John F. Sipics -

President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

TITLE

By /s/ John F. Sipics	Principal Executive Officer and Director

John F. Sipics -
President

By /s/ James E. Abel	Principal Financial Officer

James E. Abel -
Treasurer

By /s/ Mark D. Woods	Principal Accounting Officer

Mark D. Woods -
Controller

Directors:

/s/ William F. Hecht	/s/ Dean A. Christiansen	/s/ Robert J. Grey

William F. Hecht	Dean A. Christiansen	Robert J. Grey

/s/ John R. Biggar	/s/ Lawrence E. De Simone	/s/ James H. Miller

John R. Biggar	Lawrence E. De Simone	James H. Miller

/s/ Paul T. Champagne

Paul T. Champagne

Date: March 1, 2004

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

Date: March 1, 2004

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

3(a)-4	-	Certificate of Formation of PPL Energy Supply, LLC (Exhibit 3.1 to PPL Energy Supply, LLC Form S-4 (Registration Statement No. 333-74794))

3(a)-5	-	Certificate of Formation of PPL Montana, LLC (Exhibit 3.1 to PPL Montana, LLC Form S-4 (Registration Statement No. 333-50350))

3(b)-1	-	Bylaws of PPL Corporation (Exhibit 3(ii)(a) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended September 30, 1998)

3(b)-2	-	Bylaws of PPL Electric Utilities Corporation (Exhibit 3(b)-2 to PPL Electric Utilities Corporation Form 10-K Report (File No. 1-905) for year ended December 31, 2001)

3(b)-3	-	Limited Liability Company Agreement of PPL Energy Supply, LLC, dated March 20, 2001 (Exhibit 3.2 to PPL Energy Supply, LLC Form S-4 (Registration Statement No. 333-74794))

3(b)-4	-	Limited Liability Company Agreement and Bylaws of PPL Montana, LLC, effective as of December 17, 1999 (Exhibit 3.2 to PPL Montana, LLC Form S-4 (Registration Statement No. 333-50350))

4(a)-1	-	Amended and Restated Employee Stock Ownership Plan, effective January 1, 2000 (Exhibit 4(a) to PPL Corporation Form 10-K Report (File No. 1-11459) for year ended December 31, 2000)

4(a)-2	-	Amendment No. 1 to said Employee Stock Ownership Plan, effective January 1, 2000 (Exhibit 4(a)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for year ended December 31, 2001)

4(a)-3	-	Amendment No. 2 to said Employee Stock Ownership Plan, dated October 8, 2002 (Exhibit 4(a)-3 to PPL Corporation Form 10-K Report (File No. 1-11459) for year ended December 31, 2002)

*4(a)-4	-	Amendment No. 3 to said Employee Stock Ownership Plan, dated April 1, 2003

*4(a)-5	-	Amendment No. 4 to said Employee Stock Ownership Plan, dated May 7, 2003

4(b)-1	-

Mortgage and Deed of Trust, dated as of October 1, 1945, between PPL Electric Utilities Corporation and Bankers Trust Company (as successor Trustee) (Exhibit 2(a)-4 to Registration Statement No. 2-60291)

4(b)-2	-	Supplement, dated as of July 1, 1954, to said Mortgage and Deed of Trust (Exhibit 2(b)-5 to Registration Statement No. 219255)

4(b)-3	-	Supplement, dated as of July 1, 1991, to said Mortgage and Deed of Trust (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated July 29, 1991)

4(b)-4	-	Supplement, dated as of May 1, 1992, to said Mortgage and Deed of Trust (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated June 1, 1992)

4(b)-5	-	Supplement, dated as of November 1, 1992, to said Mortgage and Deed of Trust (Exhibit 4(b)-29 to PPL Electric Utilities Corporation Form 10-K Report (File 1-905) for the year ended December 31, 1992)

4(b)-6	-	Supplement, dated as of April 1, 1993, to said Mortgage and Deed of Trust (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated April 30, 1993)

4(b)-7	-	Supplement, dated as of February 15, 1994, to said Mortgage and Deed of Trust (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated March 11, 1994)

4(b)-8	-	Supplement, dated as of March 1, 1994, to said Mortgage and Deed of Trust (Exhibit 4(b) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated March 11, 1994)

4(b)-9	-	Supplement, dated as of March 15, 1994, to said Mortgage and Deed of Trust (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated March 30, 1994)

4(b)-10	-	Supplement, dated as of September 1, 1994, to said Mortgage and Deed of Trust (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K (File No. 1-905) dated October 3, 1994)

4(b)-11	-	Supplement, dated as of October 1, 1994, to said Mortgage and Deed of Trust (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated October 3, 1994)

4(b)-12	-

Supplement, dated as of August 1, 1995, to said Mortgage and Deed of Trust (Exhibit 6(a) to PPL Electric Utilities Corporation Form 10-Q Report (File No. 1-905) for the quarter ended September 30, 1995)

4(b)-13	-	Supplement, dated as of April 1, 1997, to said Mortgage and Deed of Trust (Exhibit 4(b)-17 to PPL Electric Utilities Corporation Form 10-K Report (File No. 1-905) for the year ended December 31, 1997)

4(b)-14	-	Supplement, dated as of May 5, 1998, to said Mortgage and Deed of Trust (Exhibit 4.3 to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated May 1, 1998)

4(b)-15	-	Supplement, dated as of June 1, 1999, to said Mortgage and Deed of Trust (Exhibit 4(b)-19 to PPL Electric Utilities Corporation Form 10-K Report (File No. 1-905) for the year ended December 31, 1999)

4(b)-16	-	Supplement, dated as of August 1, 2001, to said Mortgage and Deed of Trust (Exhibit 4.5 to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated August 21, 2001)

4(b)-17	-	Supplement, dated as of January 1, 2002, to said Mortgage and Deed of Trust (Exhibit 4(b)-19 to PPL Electric Utilities Corporation Form 10-K Report (File No. 1-905) for year ended December 31, 2001)

4(b)-18	-	Supplement, dated as of February 1, 2003, to said Mortgage and Deed of Trust (Exhibit 4(b)-20 to PPL Electric Utilities Corporation Form 10-K Report (File No. 1-905) for year ended December 31, 2002)

4(b)-19	-	Supplement, dated as of May 1, 2003, to said Mortgage and Deed of Trust (Exhibit 10(c) to PPL Electric Utilities Corporation Form 10-Q Report (File No. 1-905) for quarter ended June 30, 2003)

4(c)-1	-

Indenture, dated as of November 1, 1997, among PPL Corporation, PPL Capital Funding, Inc. and JPMorgan Chase Bank (formerly The Chase Manhattan Bank), as Trustee (Exhibit 4.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated November 12, 1997)

4(c)-2	-	Supplement, dated as of November 1, 1997, to said Indenture (Exhibit 4.2 to PPL Corporation Form 8-K Report (File No. 1-11459) dated November 12, 1997)

4(c)-3	-	Supplement, dated as of March 1, 1999, to said Indenture (Exhibit 4.3 to Registration Statement Nos. 333-87847, 333-87847-01 and 333-87847-02)

4(c)-4	-	Supplement, dated as of October 1, 1999, to said Indenture (Exhibit 4(c)-4 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 1999)

4(c)-5	-	Supplement, dated as of June 1, 2000, to said Indenture (Exhibit 4 to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended June 30, 2000)

4(c)-6	-	Supplement, dated as of January 21, 2003, to said Indenture (Exhibit 99.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated January 22, 2003)

4(d)-1	-

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

Amended and Restated Trust Agreement, dated as of May 9, 2001, among PPL Corporation, PPL Capital Funding, Inc., JPMorgan Chase Bank (formerly The Chase Manhattan Bank), as Property Trustee, Chase Manhattan Bank USA National Association, as Delaware Trustee, John R. Biggar and James E. Abel, as Administrative Trustees, and the several Holders of the Trust Securities (Exhibit 4.8 to PPL Corporation Form 8-K Report (File No. 1-11459) dated May 9, 2001)

4(g)-1	-

Indenture, dated as of August 1, 2001, by PPL Electric Utilities Corporation and JPMorgan Chase Bank (formerly The Chase Manhattan Bank), as Trustee (Exhibit 4.1 to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated August 21, 2001)

4(g)-2	-	Supplement, dated as of August 1, 2001, to said Indenture (Exhibit 4.2 to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated August 21, 2001)

4(g)-3	-	Supplement, dated as of February 1, 2003, to said Indenture (Exhibit 4(g)-3 to PPL Electric Utilities Corporation Form 10-K Report (File No. 1-905) for the year ended December 31, 2002)

4(g)-4	-	Supplement, dated as of May 1, 2003, to said Indenture (Exhibit 10(d) to PPL Electric Utilities Corporation Form 10-Q Report (File No. 1-905) for the quarter ended June 30, 2002)

4(h)-1	-

Indenture, dated as of October 1, 2001, by PPL Energy Supply, LLC and JPMorgan Chase Bank (formerly The Chase Manhattan Bank), as Trustee (Exhibit 4.1 to PPL Energy Supply, LLC Form S-4 (Registration Statement No. 333-74794))

4(h)-2	-	Supplement, dated as of October 1, 2001, to said Indenture (Exhibit 4.2 to PPL Energy Supply, LLC Form S-4 (Registration Statement No. 333-74794))

4(h)-3	-	Registration Rights Agreement between PPL Energy Supply, LLC and the Initial Purchasers (Exhibit 4.5 to PPL Energy Supply, LLC Form S-4 (Registration Statement No. 333-74794))

4(h)-4	-

Registration Rights Agreement, dated as of May 21, 2003, by PPL Energy Supply, LLC, PPL Corporation and the Representatives of the Initial Purchasers (Exhibit 4.2 to PPL Energy Supply, LLC and PPL Corporation Form S-4 (Registration Statement No. 333-106200))

4(h)-5	-

Indenture, dated as of May 21, 2003, by PPL Energy Supply, LLC, PPL Corporation and JPMorgan Chase Bank, as Trustee (Exhibit 4.3 to PPL Energy Supply, LLC and PPL Corporation Form S-4 (Registration Statement No. 333-106200))

10(a)	-

$300 million Three-Year Credit Agreement, dated as of June 25, 2002, among PPL Energy Supply, LLC and the banks named therein (Exhibit 10(b) to PPL Energy Supply, LLC Form 10-Q Report (File No. 333-74794) for the quarter ended June 30, 2002)

10(b)	-

$300 million Three-Year Credit Agreement, dated as of June 24, 2003, among PPL Energy Supply, LLC and the banks named therein (Exhibit 10(e) to PPL Energy Supply, LLC Form 10-Q Report (File No. 333-74794) for the quarter ended June 30, 2003)

10(c)	-

$100 million Three-Year Credit Agreement, dated as of June 24, 2003, among PPL Electric Utilities Corporation and the banks named therein (Exhibit 10(f) to PPL Electric Utilities Corporation Form 10-Q Report (File No. 1-905) for the quarter ended June 30, 2003)

10(d)	-

$200 million 364-Day Credit Agreement, dated as of June 24, 2003, among PPL Electric Utilities Corporation and the banks named therein (Exhibit 10(g) to PPL Electric Utilities Corporation Form 10-Q Report (File No. 1-905) for the quarter ended June 30, 2003)

10(e)	-

Credit Agreement dated as of October 31, 2002, among PPL Montana, LLC and PPL Investment Corporation (Exhibit 10(h) to PPL Montana, LLC Form 10-Q Report (File No. 333-50350) for the quarter ended June 30, 2003)

10(f)	-

$150 Million Credit and Reimbursement Agreement, dated as of April 25, 2001, among PPL Montana, LLC and the banks named therein (Exhibit 10(d) to PPL Montana, LLC Form 10-Q Report (File No. 333-50350) for the quarter ended June 30, 2001)

10(g)	-

Generation Supply Agreement, dated as of June 20, 2001, between PPL Electric Utilities Corporation and PPL EnergyPlus, LLC (Exhibit 10.5 to PPL Energy Supply, LLC Form S-4 (Registration Statement No. 333-74794))

10(h)	-

Master Power Purchase and Sale Agreement, dated as of October 15, 2001, between The Montana Power Company and PPL Montana, LLC (Exhibit 10(g) to PPL Montana, LLC Form 10-K Report (File No. 333-50350) for year ended December 31, 2002)

10(i)	-

Amended and Restated Parent Guaranty, dated as of November 30, 2000, by PPL Corporation in favor of Large Scale Distributed Generation Statutory Trust (Exhibit 10(h) to PPL Corporation Form 10-K Report (File No. 1-11459) for year ended December 31, 2001)

10(j)	-

Amended and Restated PPL Energy Supply, LLC Guarantee, dated as of July 17, 2001, in favor of Large Scale Distributed Generation II Statutory Trust (Exhibit 10.6 to PPL Energy Supply, LLC Form S-4 (Registration Statement No. 333-74794))

*10(k)	-

Amended and Restated Participation Agreement, dated as of July 17, 2001, among PPL Large Scale Distributed Generation II, LLC, Large Scale Distributed Generation II Statutory Trust, State Street Bank and Trust Company of Connecticut, National Association, as Trustee, First Union National Bank, as Administrative Agent, and the Financial Institutions named therein in the capacities indicated therein

10(l)	-

Guaranty, dated as of December 21, 2001, from PPL Energy Supply, LLC in favor of LMB Funding, Limited Partnership (Exhibit 10(j) to PPL Energy Supply, LLC Form 10-K Report (File No. 333-74794) for year ended December 31, 2001)

*10(m)	-	Agreement for Lease, dated as of December 21, 2001, between LMB Funding, Limited Partnership and Lower Mt. Bethel Energy, LLC

*10(m)-1	-	Amendment No. 1 to Agreement for Lease, dated as of September 16, 2002, between LMB Funding, Limited Partnership and Lower Mt. Bethel Energy, LLC

*10(n)	-	Lease Agreement, dated as of December 21, 2001, between LMB Funding, Limited Partnership and Lower Mt. Bethel Energy, LLC

*10(n)-1	-	Amendment No. 1 to Lease Agreement, dated as of September 16, 2002, between LMB Funding, Limited Partnership and Lower Mt. Bethel Energy, LLC

10(o)	-

Pollution Control Facilities Agreement, dated as of May 1, 1973, between PPL Electric Utilities Corporation and the Lehigh County Industrial Development Authority (Exhibit 5(z) to Registration Statement No. 2-60834)

10(p)	-	Amended and Restated Operating Agreement of the PJM Interconnection, LLC, dated February 6, 2002 (Exhibit 10(l) to PPL Corporation Form 10-K Report (File No. 1-11459) for year ended December 31, 2001)

[_]10(q)	-	Amended and Restated Directors Deferred Compensation Plan, dated February 14, 2000 (Exhibit 10(h) to PPL Corporation Form 10-K Report (File No. 1-11459) for year ended December 31, 2000)

[_]10(q)-1	-

Amendment No. 1 to Amended and Restated Directors Deferred Compensation Plan, dated December 18, 2002 (Exhibit 10(m)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for year ended December 31, 2002)

*[_]10(q)-2	-	Amendment No. 2 to Amended and Restated Directors Deferred Compensation Plan, dated January 1, 2004

*[_]10(r)	-	Amended and Restated Officers Deferred Compensation Plan, effective November 1, 2003

*[_]10(s)	-	Amended and Restated Supplemental Executive Retirement Plan, effective July 1, 2003

[_]10(t)	-	Incentive Compensation Plan, amended and restated effective January 1, 2003 (Exhibit 10(p) to PPL Corporation Form 10-K Report (File No. 1-11459) for year ended December 31, 2002)

[_]10(u)	-	Incentive Compensation Plan for Key Employees, amended and restated effective January 1, 2003 (Schedule B to Proxy Statement of PPL Corporation, dated March 17, 2003)

[_]10(v)	-	Short-term Incentive Plan (Schedule B to Proxy Statement of PPL Corporation, dated March 12, 1999)

[_]10(w)	-

Form of Severance Agreement entered into between PPL Corporation and the Executive Officers listed in this Form 10-K Report (Exhibit 10(r) to PPL Corporation Form 10-K Report (File No. 1-11459) for year ended December 31, 2001)

[_]10(x)	-

Form for Retention Agreement entered into between PPL Corporation and Messrs. Champagne, De Simone, Miller and Petersen (Exhibit 10(s) to PPL Corporation Form 10-K Report (File No. 1-11459) for year ended December 31, 2001)

[_]10(y)	-

Agreement dated January 15, 2003 between PPL Corporation and Mr. Miller regarding Supplemental Pension Benefits (Exhibit 10(u) to PPL Corporation Form 10-K Report (File No. 1-11459) for year ended December 31, 2002)

10(z)	-	Equity Contribution Agreement, among PPL Corporation, PPL Montana, LLC, and The Chase Manhattan Bank, as Trustee (Exhibit 10.15 to PPL Montana, LLC Form S-4 (Registration Statement No. 333-50350))

10(aa)	-	Facility Lease Agreement (BA 1/2) between PPL Montana, LLC and Montana OL3, LLC (Exhibit 4.7a to PPL Montana, LLC Form S-4 (Registration Statement No. 333-50350))

10(bb)	-	Facility Lease Agreement (BA 3) between PPL Montana, LLC and Montana OL4, LLC (Exhibit 4.8a to PPL Montana, LLC Form S-4 (Registration Statement No. 333-50350))

10(cc)	-

Services Agreement, dated as of July 1, 2000, among PPL Corporation, PPL Energy Funding Corporation and its direct and indirect subsidiaries in various tiers, PPL Capital Funding, Inc., PPL Gas Utilities Corporation, PPL Services Corporation and CEP Commerce, LLC (Exhibit 10.20 to PPL Energy Supply, LLC Form S-4 (Registration Statement No. 333-74794))

10(dd)	-	Pollution Control Facilities Loan Agreement, dated as of February 1, 2003, between PPL Electric Utilities Corporation and the Lehigh County Industrial Development Authority

*12(a)	-	PPL Corporation and Subsidiaries Computation of Ratio of Earnings to Fixed Charges

*12(b)	-	PPL Energy Supply, LLC and Subsidiaries Computation of Ratio of Earnings to Fixed Charges

*12(c)	-	PPL Electric Utilities Corporation and Subsidiaries Computation of Ratio of Earnings to Fixed Charges

*12(d)	-	PPL Montana, LLC and Subsidiaries Computation of Ratio of Earnings to Fixed Charges

*21(a)	-	Subsidiaries of PPL Corporation

*21(b)	-	Subsidiaries of PPL Electric Utilities Corporation

*23(a)	-	Consent of PricewaterhouseCoopers LLP - PPL Corporation

*23(b)	-	Consent of PricewaterhouseCoopers LLP - PPL Energy Supply, LLC

*23(c)	-	Consent of PricewaterhouseCoopers LLP - PPL Electric Utilities Corporation

*24	-	Power of Attorney

*31(a)	-	Certificate of PPL's principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(b)	-	Certificate of PPL's principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(c)	-	Certificate of PPL Energy Supply's principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(d)	-	Certificate of PPL Energy Supply's principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(e)	-	Certificate of PPL Electric's principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(f)	-	Certificate of PPL Electric's principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(g)	-	Certificate of PPL Montana's principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(h)	-	Certificate of PPL Montana's principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32(a)	-	Certificate of PPL's principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32(b)	-	Certificate of PPL's principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32(c)	-	Certificate of PPL Energy Supply's principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32(d)	-	Certificate of PPL Energy Supply's principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32(e)	-	Certificate of PPL Electric's principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32(f)	-	Certificate of PPL Electric's principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32(g)	-	Certificate of PPL Montana's principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32(h)	-	Certificate of PPL Montana's principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*99	-	PPL Corporate Organization (Selected Subsidiaries)