Form 10-Q
period 2004-03-31
PPL CORP; PPL ENERGY SUPPLY LLC; PPL ELECTRIC UTILITIES CORP
filed 2004-05-07
CIK 922224, 1161976, 317187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2004
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________ to ___________

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.

1-11459	PPL Corporation (Exact name of Registrant as specified in its charter) (Pennsylvania) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-2758192

333-74794	PPL Energy Supply, LLC (Exact name of Registrant as specified in its charter) (Delaware) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-3074920

1-905	PPL Electric Utilities Corporation (Exact name of Registrant as specified in its charter) (Pennsylvania) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-0959590

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

PPL Corporation	Yes X	No
PPL Energy Supply, LLC	Yes X	No
PPL Electric Utilities Corporation	Yes X	No

Indicate by check mark whether the Registrants are accelerated filers (as defined in Rule 12b-2 of the Act).

PPL Corporation	Yes X	No
PPL Energy Supply, LLC	Yes	No X
PPL Electric Utilities Corporation	Yes	No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

PPL Corporation	Common stock, $.01 par value, 177,820,831 shares outstanding at April 30, 2004, excluding 31,033,738 shares held as treasury stock

PPL Energy Supply, LLC	PPL Corporation indirectly holds all of the member interests in PPL Energy Supply, LLC.

PPL Electric Utilities Corporation	Common stock, no par value, 78,029,863 shares outstanding and all held by PPL Corporation at April 30, 2004, excluding 79,270,519 shares held as treasury stock

This document is available free of charge at the Investor Center on PPL's website at www.pplweb.com. However, information on this website does not constitute a part of this Form 10-Q.

PPL CORPORATION
PPL ENERGY SUPPLY, LLC
PPL ELECTRIC UTILITIES CORPORATION

FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2004

GLOSSARY OF TERMS AND ABBREVIATIONS

£ - British pounds sterling.

1945 First Mortgage Bond Indenture - PPL Electric's Mortgage and Deed of Trust, dated as of October 1, 1945, to Deutsche Bank Trust Company Americas, as trustee, as supplemented.

ANEEL - National Electric Energy Agency, Brazil's agency that regulates the transmission and distribution of electricity.

APA - Asset Purchase Agreement.

ARB - Accounting Research Bulletin.

ARO - asset retirement obligation.

Bcf - billion cubic feet.

CEMAR - Companhia Energética do Maranhão, a Brazilian electric distribution company in which PPL Global had a majority ownership interest until the transfer of this interest in April 2004.

CGE - Compañia General de Electricidad, S.A., a distributor of electricity and natural gas with other industrial segments in Chile and Argentina in which PPL Global had an 8.7% direct and indirect minority ownership interest until the sale of this interest in March 2004.

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

DelSur - Distribuidora de Electricidad Del Sur, S.A. de C.V., an electric distribution company in El Salvador, a majority of which is owned by EC.

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

PPL Energy Supply - PPL Energy Supply, LLC, a subsidiary of PPL Energy Funding and the parent company of PPL Generation, PPL EnergyPlus, PPL Global and other subsidiaries.

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

PUC Final Order - final order issued by the PUC on August 27, 1998, approving the settlement of PPL Electric's restructuring proceeding.

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

WPD LLP - Western Power Distribution LLP, a wholly-owned subsidiary of WPDH Limited, which owns WPD (South West) and WPD (South Wales).

WPD (South Wales) - Western Power Distribution (South Wales) plc, a British regional electric utility company.

WPD (South West) - Western Power Distribution (South West) plc, a British regional electric utility company.

WPDH Limited - Western Power Distribution Holdings Limited, an indirect wholly-owned subsidiary of PPL Global. WPDH Limited owns WPD LLP.

WPDL - WPD Investment Holdings Limited, an indirect wholly-owned subsidiary of PPL Global. WPDL owns 100% of the common shares of Hyder.

Forward-looking Information

Statements contained in this Form 10-Q concerning expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts are "forward-looking statements" within the meaning of the federal securities laws. Although PPL, PPL Energy Supply and PPL Electric believe that the expectations and assumptions reflected in these statements are reasonable, there can be no assurance that these expectations will prove to be correct. These forward-looking statements involve a number of risks and uncertainties, and actual results may differ materially from the results discussed in the forward-looking statements. In addition to the specific factors discussed in the Management's Discussion and Analysis of Financial Condition and Results of Operations sections herein, the following are among the important factors that could cause actual results to differ materially from the forward-looking statements:

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

Any such forward-looking statements should be considered in light of such important factors and in conjunction with other documents of PPL, PPL Energy Supply and PPL Electric on file with the SEC.

New factors that could cause actual results to differ materially from those described in forward-looking statements emerge from time to time, and it is not possible for PPL, PPL Energy Supply or PPL Electric to predict all of such factors, or the extent to which any such factor or combination of factors may cause actual results to differ from those contained in any forward-looking statement. Any forward-looking statement speaks only as of the date on which such statement is made, and PPL, PPL Energy Supply and PPL Electric undertake no obligations to update the information contained in such statement to reflect subsequent developments or information.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENT OF INCOME
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, except per share data)
	Three Months Ended March 31,

	2004	2003
Operating Revenues
Utility	$1,085	$1,019
Unregulated retail electric and gas	31	51
Wholesale energy marketing	278	298
Net energy trading margins	7	(7)
Energy related businesses	119	127

Total	1,520	1,488

Operating Expenses
Operation
Fuel	203	197
Energy purchases	270	302
Other operation and maintenance	316	277
Amortization of recoverable transition costs	71	71
Depreciation	99	96
Taxes, other than income	57	65
Energy related businesses	138	121

Total	1,154	1,129

Operating Income	366	359

Other Income - net	12	8

Interest Expense	125	108

Income from Continuing Operations Before Income Taxes, Minority Interest and Distributions on Preferred Securities	253	259

Income Taxes	72	69

Minority Interest	2	1

Distributions on Preferred Securities	1	13

Income from Continuing Operations	178	176

Loss from Discontinued Operations (net of income taxes)	1

Income Before Cumulative Effect of a Change in Accounting Principle	177	176

Cumulative Effect of a Change in Accounting Principle (net of income taxes)		63

Net Income	$177	$239

Earnings Per Share of Common Stock:
Income from Continuing Operations:
Basic	$1.00	$1.06
Diluted	$0.99	$1.06
Net income:
Basic	$1.00	$1.43
Diluted	$0.99	$1.43

Dividends Declared Per Share of Common Stock	$0.41	$0.385

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Three Months Ended March 31,

	2004	2003

Net Cash Provided by Operating Activities	$318	$154

Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(174)	(170)
Investment in generating assets and electric energy projects	(18)
Proceeds from the sale of CGE	123
Other investing activities - net	1	(2)

Net cash used in investing activities	(68)	(172)

Cash Flows from Financing Activities
Issuance of common stock	12	73
Issuance of long-term debt	14	90
Retirement of long-term debt	(107)	(248)
Payment of common dividends	(69)	(59)
Payment of preferred distributions	(1)	(13)
Net increase (decrease) in short-term debt	(6)	332
Other financing activities - net	(1)	(4)

Net cash provided by (used in) financing activities	(158)	171

Effect of Exchange Rates on Cash and Cash Equivalents	4	(1)

Net Increase in Cash and Cash Equivalents	96	152
Cash and Cash Equivalents at Beginning of Period	476	245

Cash and Cash Equivalents at End of Period	$572	$397

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEET
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	March 31, 2004	December 31, 2003

Assets

Current Assets
Cash and cash equivalents	$572	$476
Accounts receivable (less reserve: 2004, $93; 2003, $93)	560	555
Unbilled revenues	366	341
Fuel, materials and supplies - at average cost	243	256
Prepayments	160	54
Deferred income taxes	116	105
Price risk management assets	131	90
Other	125	143

	2,273	2,020

Investments
Investment in unconsolidated affiliates - at equity	209	230
Investment in unconsolidated affiliates - at cost		126
Nuclear plant decommissioning trust fund	370	357
Other	29	29

	608	742

Property, Plant and Equipment - net
Electric plant in service
Transmission and distribution	5,714	5,456
Generation	3,348	3,362
General	465	435

	9,527	9,253
Construction work in progress	676	627
Nuclear fuel	146	144

Electric plant	10,349	10,024
Gas and oil plant	207	205
Other property	213	221

	10,769	10,450

Regulatory and Other Noncurrent Assets
Recoverable transition costs	1,616	1,687
Goodwill	1,137	1,068
Other intangibles	229	230
Other	951	926

	3,933	3,911

	$17,583	$17,123

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEET
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	March 31, 2004	December 31, 2003

Liabilities and Equity

Current Liabilities
Short-term debt	$53	$56
Long-term debt	550	395
Accounts payable	498	456
Above market NUG contracts	74	74
Taxes	202	178
Interest	127	121
Dividends	74	70
Price risk management liabilities	139	82
Other	315	337

	2,032	1,769

Long-term Debt (Note 6)	7,874	7,464

Long-term Debt with Affiliate Trusts (Note 6)	89	681

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes and investment tax credits	2,282	2,205
Above market NUG contracts	260	278
Other	1,506	1,362

	4,048	3,845

Commitments and Contingent Liabilities

Minority Interest	57	54

Preferred Stock without Sinking Fund Requirements	51	51

Shareowners' Common Equity
Common stock	2	2
Capital in excess of par value	2,987	2,973
Treasury stock	(837)	(837)
Earnings reinvested	1,582	1,478
Accumulated other comprehensive loss	(247)	(297)
Capital stock expense and other	(55)	(60)

	3,432	3,259

	$17,583	$17,123

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENT OF INCOME
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Three Months Ended March 31,

	2004	2003

Operating Revenues
Wholesale energy marketing	$278	$298
Wholesale energy marketing to affiliates	410	389
Utility	279	241
Unregulated retail electric and gas	31	51
Net energy trading margins	7	(7)
Energy related businesses	114	125

Total	1,119	1,097

Operating Expenses
Operation
Fuel	158	153
Energy purchases	215	249
Energy purchases from affiliates	38	45
Other operation and maintenance	236	208
Depreciation	69	69
Taxes, other than income	26	21
Energy related businesses	131	119

Total	873	864

Operating Income	246	233

Other Income - net	11	16

Interest Expense	56	42

Income from Continuing Operations Before Income Taxes, Minority Interest and Distributions on Preferred Securities	201	207

Income Taxes	52	51

Minority Interest	2	1

Distributions on Preferred Securities		2

Income from Continuing Operations	147	153

Loss from Discontinued Operations (net of income taxes)	1

Income Before Cumulative Effect of a Change in Accounting Principle	146	153

Cumulative Effect of a Change in Accounting Principle (net of income taxes)		63

Net Income	$146	$216

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Three Months Ended March 31,

	2004	2003

Net Cash Provided by Operating Activities	$272	$120

Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(114)	(109)
Investment in generating assets and electric energy projects	(18)
Proceeds from the sale of CGE	123
Net (increase) decrease in notes receivable from affiliates	(4)	33
Other investing activities - net	1

Net cash used in investing activities	(12)	(76)

Cash Flows from Financing Activities
Contributions from Member	8
Distributions to Member	(63)	(305)
Issuance of long-term debt	14
Retirement of long-term debt	(5)	(8)
Net increase (decrease) in short-term debt	(51)	210
Net increase in short-term debt to affiliate		13

Net cash used in financing activities	(97)	(90)

Effect of Exchange Rates on Cash and Cash Equivalents	4	(1)

Net Increase (Decrease) in Cash and Cash Equivalents	167	(47)
Cash and Cash Equivalents at Beginning of Period	227	149

Cash and Cash Equivalents at End of Period	$394	$102

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEET
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	March 31, 2004	December 31, 2003

Assets

Current Assets
Cash and cash equivalents	$394	$227
Accounts receivable (less reserve: 2004, $68; 2003, $68)	314	320
Unbilled revenues	234	215
Accounts receivable from affiliates	105	71
Fuel, materials and supplies - at average cost	196	198
Price risk management assets	126	88
Other	157	158

	1,526	1,277

Investments
Investment in unconsolidated affiliates - at equity	209	212
Investment in unconsolidated affiliates - at cost		126
Nuclear plant decommissioning trust fund	370	357
Other	6	5

	585	700

Property, Plant and Equipment - net
Electric plant in service
Transmission and distribution	3,368	3,129
Generation	3,348	3,362
General	234	204

	6,950	6,695
Construction work in progress	635	593
Nuclear fuel	146	144

Electric plant	7,731	7,432
Gas and oil plant	21	21
Other property	155	163

	7,907	7,616

Other Noncurrent Assets
Goodwill	1,081	1,013
Other intangibles	95	96
Other	572	548

	1,748	1,657

	$11,766	$11,250

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEET
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	March 31, 2004	December 31, 2003

Liabilities and Equity

Current Liabilities
Short-term debt	$8	$56
Long-term debt	185	6
Accounts payable	429	381
Accounts payable to affiliates	62	53
Above market NUG contracts	74	74
Taxes	133	110
Interest	86	74
Deferred revenue on PLR energy supply to affiliate	12	12
Price risk management liabilities	134	76
Other	214	222

	1,337	1,064

Long-term Debt	4,027	4,140

Long-term Debt with Affiliate Trust	89	89

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes and investment tax credits	1,097	1,012
Above market NUG contracts	260	278
Deferred revenue on PLR energy supply to affiliate	55	58
Other	1,222	1,077

	2,634	2,425

Commitments and Contingent Liabilities

Minority Interest	57	54

Member's Equity	3,622	3,478

	$11,766	$11,250

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENT OF INCOME
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Three Months Ended March 31,

	2004	2003

Operating Revenues
Retail electric	$732	$706
Wholesale electric	4	8
Wholesale electric to affiliate	37	39

Total	773	753

Operating Expenses
Operation
Energy purchases	55	53
Energy purchases from affiliate	410	387
Other operation and maintenance	78	75
Amortization of recoverable transition costs	71	71
Depreciation	26	24
Taxes, other than income	31	44

Total	671	654

Operating Income	102	99

Other Income - net	1	3

Interest Expense	49	56

Income Before Income Taxes	54	46

Income Taxes	20	16

Income Before Distributions on Preferred Securities	34	30

Distributions on Preferred Securities	1	1

Income Available to PPL Corporation	$33	$29

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Three Months Ended March 31,

	2004	2003

Net Cash Provided by Operating Activities	$44	$46

Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(54)	(55)
Net decrease in notes receivable from affiliates		90
Other investing activities - net	3	2

Net cash provided by (used in) investing activities	(51)	37

Cash Flows from Financing Activities
Issuance of long-term debt		90
Retirement of long-term debt	(102)	(178)
Contribution from parent		75
Payment of preferred distributions	(1)	(1)
Payment of common dividends to PPL Corporation	(1)	(2)
Net increase in short-term debt	45	121
Other financing activities - net		(4)

Net cash provided by (used in) financing activities	(59)	101

Net Increase (Decrease) in Cash and Cash Equivalents	(66)	184
Cash and Cash Equivalents at Beginning of Period	162	29

Cash and Cash Equivalents at End of Period	$96	$213

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEET
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	March 31, 2004	December 31, 2003

Assets

Current Assets
Cash and cash equivalents	$96	$162
Accounts receivable (less reserve: 2004, $24; 2003, $24)	216	212
Unbilled revenues	126	123
Accounts receivable from affiliates	20	27
Income tax receivable	35	35
Prepayments	114	5
Prepayment on PLR energy supply from affiliate	12	12
Deferred income taxes	40	45
Other	51	54

	710	675

Property, Plant and Equipment - net
Electric plant in service
Transmission and distribution	2,345	2,327
General	226	226

	2,571	2,553
Construction work in progress	38	31

Electric plant	2,609	2,584
Other property	5	5

	2,614	2,589

Regulatory and Other Noncurrent Assets
Recoverable transition costs	1,616	1,687
Intangibles	116	116
Prepayment on PLR energy supply from affiliate	55	58
Other	341	344

	2,128	2,205

	$5,452	$5,469

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEET
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	March 31, 2004	December 31, 2003

Liabilities and Equity

Current Liabilities
Short-term debt	$45
Long-term debt	265	$289
Accounts payable	42	44
Accounts payable to affiliates	135	92
Taxes	70	86
Interest	17	32
Other	78	83

	652	626

Long-term Debt	2,570	2,648

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes and investment tax credits	738	728
Other	188	194

	926	922

Commitments and Contingent Liabilities

Preferred Stock without Sinking Fund Requirements	51	51

Shareowner's Common Equity
Common stock	1,476	1,476
Additional paid-in capital	361	361
Treasury stock	(912)	(912)
Earnings reinvested	335	304
Capital stock expense and other	(7)	(7)

	1,253	1,222

	$5,452	$5,469

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

Combined Notes to Condensed Consolidated Financial Statements

Terms and abbreviations appearing in Combined Notes to Condensed Consolidated Financial Statements are explained in the glossary. Dollars are in millions, except per share data, unless otherwise noted.

  Interim Financial Statements

  (PPL, PPL Energy Supply and PPL Electric)

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments (including normal, recurring accruals) considered necessary for a fair presentation in accordance with accounting principles generally accepted in the U.S. are reflected in the condensed consolidated financial statements. The Balance Sheet as of December 31, 2003 is derived from each Registrant's 2003 audited Balance Sheet. The financial statements and notes thereto should be read in conjunction with the financial statements and notes contained in each Registrant's Annual Report to the SEC on Form 10-K for the year ended December 31, 2003. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year ending December 31, 2004 or other future periods, because results for interim periods can be disproportionately influenced by various factors and developments and seasonal variations.

  Certain amounts in the March 31, 2003 and December 31, 2003 financial statements have been reclassified to conform to the presentation in the March 31, 2004 financial statements.

  Summary of Significant Accounting Policies

  The following accounting policy disclosures represent updates to the "Summary of Significant Accounting Policies" Note in each Registrant's Annual Report to the SEC on Form 10-K for the year ended December 31, 2003.

  Goodwill (PPL and PPL Energy Supply)

  The change in the carrying amount of "Goodwill," as shown on the Balance Sheet, was due to the effect of foreign exchange rates.

  Stock-Based Compensation (PPL, PPL Energy Supply and PPL Electric)

  Stock-based compensation expense, including awards granted to employees and an allocation of costs of awards granted to employees of PPL Services, was insignificant to net income and EPS under both the intrinsic value and fair value methods of accounting for stock-based compensation for the three months ended March 31, 2004 and 2003. Also, there would not have been a material impact on reported net income and EPS had the fair value method been used to account for all outstanding stock-based compensation awards in both periods.

  New Accounting Standards (PPL, PPL Energy Supply and PPL Electric)

  See Note 15 for a discussion of new accounting standards adopted in 2004 or pending adoption.

  Segment and Related Information

  (PPL and PPL Energy Supply)

  See the "Segment and Related Information" Note in each Registrant's Annual Report to the SEC on Form 10-K for the year ended December 31, 2003 for a discussion of reportable segments.

  Financial data for the segments are as follows:

	PPL		PPL Energy Supply

	Three Months Ended March 31,		Three Months Ended March 31,

	2004	2003	2004	2003

Income Statement Data

Revenues from external customers

Supply	$419	$450	$824	$837

International	295	260	295	260

Delivery (a)	806	778

	1,520	1,488	1,119	1,097

Intersegment revenues

Supply	410	389

Delivery	38	43

Net Income

Supply (b)	89	151	98	165

International (c)	48	51	48	51

Delivery (a)	40	37

	$177	$239	$146	$216

	PPL		PPL Energy Supply

	March 31, 2004	December 31, 2003	March 31, 2004	December 31, 2003

Balance Sheet Data

Total assets

Supply	$6,623	$6,491	$6,487	$6,308

International	5,273	4,942	5,279	4,942

Delivery (a)	5,687	5,690

	$17,583	$17,123	$11,766	$11,250

(a)	The Delivery segment is not a component of PPL Energy Supply.
(b)	2003 includes the "Cumulative Effect of a Change in Accounting Principle" recorded in January 2003. See Note 13 for additional information.
(c)	2004 includes the "Loss from Discontinued Operations." See Note 7 for additional information.

  Earnings Per Share

  (PPL)

  Basic EPS is calculated by dividing "Net Income" on the Statement of Income by the weighted-average number of common shares outstanding during the period. Diluted EPS is calculated similarly, except that weighted-average shares outstanding are increased for additional shares that would be outstanding if potentially dilutive securities were converted to common stock. Potentially dilutive securities consist of:

•	stock options, restricted stock and restricted stock units granted under the incentive compensation plans,
•	stock units representing common stock granted under the directors compensation programs,
•	common stock purchase contracts that are a component of the PEPS Units and PEPS Units, Series B, and
•	convertible senior notes.

  The basic and diluted EPS calculations, and the reconciliation of the shares (in thousands) used in the calculations, are shown below:

	Three Months Ended March 31,

	2004	2003

Income (Numerator)

Income from continuing operations	$178	$176

Loss from discontinued operations (net of tax)	1

Cumulative effect of a change in accounting principle (net of tax)		63

Net Income	$177	$239

Shares (Denominator)

Shares for Basic EPS	177,150	166,506

Add: Incremental shares

Stock options and other share-based awards	607	510

Shares for Diluted EPS	177,757	167,016

Basic EPS

Income from continuing operations	$1.00	$1.06

Cumulative effect of a change in accounting principle (net of tax)		0.37

Net Income	$1.00	$1.43

	Three Months Ended March 31,

	2004	2003

Diluted EPS

Income from continuing operations	$0.99	$1.06

Cumulative effect of a change in accounting principle (net of tax)		0.37

Net Income	$0.99	$1.43

  In May 2001, PPL and PPL Capital Funding Trust I issued 23 million PEPS Units that contain a purchase contract component for PPL's common stock. The purchase contracts will only be dilutive if the average price of PPL's common stock exceeds a threshold appreciation price, which is adjusted for cash distributions on PPL common stock. The threshold appreciation price was initially set at $65.03 and has been adjusted to $63.38 as of April 1, 2004, based on dividends paid on PPL's common stock since issuance. Since the average price has not exceeded the threshold appreciation price, the purchase contracts were excluded from the diluted EPS calculations.

  In January 2004, PPL completed an exchange offer resulting in the exchange of approximately 4 million PEPS Units for PEPS Units, Series B. The primary difference in the units relates to the debt component. The purchase contract components of both units, which are potentially dilutive, are identical. The threshold appreciation price for the purchase contract component of the PEPS Units, Series B is adjusted in the same manner as that of the PEPS Units and currently is $63.38 as a result of the adjustment as of April 1, 2004. See Note 6 for a more detailed discussion of the exchange offer.

  In May 2003, PPL Energy Supply issued $400 million of 2.625% Convertible Senior Notes due 2023. The notes are guaranteed by PPL and can be converted into shares of PPL common stock if:

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

  The initial conversion rate is 20.1106 shares per $1,000 principal amount of notes. It will be adjusted if certain specified distributions, whether in the form of cash, stock, other equity interests, evidence of indebtedness or assets, are made to holders of PPL common stock. Additionally, the conversion rate can be increased by PPL if its board of directors has made a determination that to do so would be in the best interests of either PPL or holders of PPL common stock.

  Depending upon which of the conversion events identified above occurs, the Notes can be settled in cash or shares. As none of these events has occurred, the Convertible Senior Notes were excluded from the diluted EPS calculations.

  The following number of stock options to purchase PPL common shares and unvested restricted stock awards were excluded in the periods' computations of diluted EPS because the effect would have been antidilutive.

	Three Months Ended March 31,

(Thousands of Shares)	2004	2003

Antidilutive stock options	747	1,673

Antidilutive restricted stock		42

  Comprehensive Income

  (PPL and PPL Energy Supply)

  The following tables show the after-tax components of comprehensive income:

	PPL		PPL Energy Supply

	Three Months Ended March 31,		Three Months Ended March 31,

	2004	2003	2004	2003

Net Income	$177	$239	$146	$216

Other comprehensive income:

Foreign currency translation adjustments	78	(15)	78	(15)

Disposition of investment in CGE - currency translation adjustment	10		10

Unrealized loss on available-for-sale securities	(3)	(3)	(3)	(3)

Unrealized gain (loss) on qualifying derivatives	(35)	27	(32)	29

Total other comprehensive income	50	9	53	11

Comprehensive Income	$227	$248	$199	$227

  (PPL Electric)

  PPL Electric's comprehensive income approximates net income.

  Credit Arrangements and Financing Activities

  Credit Arrangements

  (PPL, PPL Energy Supply and PPL Electric)

  In February 2004, PPL Energy Supply reduced the size of its $500 million three-year credit facility expiring in June 2004 to $200 million. At March 31, 2004, no cash borrowings were outstanding under any credit facilities of PPL Electric or PPL Energy Supply. Both PPL Electric and PPL Energy Supply have the ability to cause the lenders to issue letters of credit under their respective facilities. At March 31, 2004, PPL Electric had $42 million of letters of credit outstanding under its $100 million three-year facility expiring in June 2006, and PPL Energy Supply had $59 million of letters of credit outstanding under its $200 million three-year facility expiring in June 2004 and $64 million of letters of credit under its $300 million three-year facility expiring in June 2006. In April 2004, PPL Energy Supply issued a letter of credit in the amount of $300 million to PPL Electric under its $300 million three-year facility expiring June 2005. The $300 million letter of credit was provided to PPL Electric to satisfy the performance assurance provisions under one of the PLR contracts. See Note 9 for additional information.

  (PPL and PPL Energy Supply)

  At March 31, 2004, WPD (South West) had £4.1 million (approximately $8 million based on current exchange rates) of outstanding borrowings under its £100 million 364-day credit facility expiring in October 2004 and no outstanding borrowings under its £150 million five-year credit facility expiring in October 2008.

  (PPL, PPL Energy Supply and PPL Electric)

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

  Similarly, the subsidiaries of PPL Energy Supply and PPL Electric are separate legal entities. These subsidiaries are not liable for the debts of PPL Energy Supply and PPL Electric. Accordingly, creditors of PPL Energy Supply and PPL Electric may not satisfy their debts from the assets of their subsidiaries absent a specific contractual undertaking by a subsidiary to pay the creditors or as required by applicable law or regulation. In addition, absent a specific contractual undertaking or as required by applicable law or regulation, PPL Energy Supply and PPL Electric are not liable for the debts of their subsidiaries. Accordingly, creditors of these subsidiaries may not satisfy their debts from the assets of PPL Energy Supply or PPL Electric absent a specific contractual undertaking by that parent to pay the creditors of its subsidiaries or as required by applicable law or regulation.

  Financing Activities

  (PPL)

  In November 2003, PPL initiated an offer to exchange up to $573 million of its outstanding PEPS Units for up to $573 million of its PEPS Units, Series B and a cash payment by PPL of $0.375 for each validly tendered and accepted outstanding PEPS Unit. The exchange offer, which closed in January 2004, resulted in $99 million, or 17.28%, of the outstanding PEPS Units, being exchanged.

  In February 2004, pursuant to the terms of the PEPS Units, PPL remarketed $257 million of the PPL Capital Funding Trust I trust preferred securities that were a component of the PEPS Units. The trust preferred securities were remarketed at a price of 107.284% of their aggregate stated liquidation amount, resulting in a yield to maturity of 3.912% based on the reset distribution rate of 7.29% per annum. Under the terms of the PEPS Units, holders were entitled to surrender their trust preferred securities for remarketing in order to settle the purchase contract component of the PEPS Units in May 2004. Holders of an aggregate of $218 million of the trust preferred securities elected not to participate in the remarketing. Those holders retained their trust preferred securities at a distribution rate of 7.29% per annum.

  Additionally, in February 2004, PPL Capital Funding issued $201 million of senior unsecured notes guaranteed by PPL in exchange for $185 million of the trust preferred securities of PPL Capital Funding Trust I and a payment of $400,000 in cash. The senior notes bear interest at a rate of 4.33% per year that is payable semi-annually on March 1 and September 1 of each year, from September 1, 2004 through the maturity date of March 1, 2009. The senior notes are not redeemable by PPL or PPL Capital Funding, and the holders will not be entitled to require PPL or PPL Capital Funding to repurchase the senior notes before maturity. The senior notes were issued in an SEC Rule 144A private offering to qualified institutional buyers. Pursuant to a registration rights agreement with the initial purchasers, PPL and PPL Capital Funding intend to consummate an exchange offer for the notes to register them with the SEC for resale.

  The January and February 2004 exchanges resulted in the cancellation of an aggregate of $284 million of the trust preferred securities and an aggregate of $9 million of PPL Capital Funding Trust I's common securities held by PPL Capital Funding, as well as a corresponding cancellation of the $293 million of PPL Capital Funding 7.29% subordinated notes due 2006 underlying these trust securities. The cancellation of the underlying PPL Capital Funding subordinate notes together with the issuance of the new PPL Capital Funding debt, as a result of the exchanges, resulted in a net decrease of $9 million of long-term debt, including "Long-term Debt with Affiliate Trusts," as reflected in the Balance Sheet. Following these exchanges, there remained outstanding $290 million of trust preferred securities and $9 million of trust common securities, as well as $299 million of underlying PPL Capital Funding 7.29% subordinated notes due 2006.

  In March 2004, PPL liquidated PPL Capital Funding Trust I, resulting in the cancellation of all of the outstanding trust preferred securities and the trust common securities. In exchange for the cancellation of the trust securities, PPL Capital Funding Trust I caused $290 million of underlying PPL Capital Funding 7.29% subordinated notes due 2006 to be distributed to the holders of the trust preferred securities and $9 million of PPL Capital Funding 7.29% subordinated notes due 2006, held by the trust, to be cancelled. The impact to PPL Capital Funding as a result of these cancellations was an additional net decrease of $9 million of long-term debt, including "Long-term Debt with Affiliate Trusts," as reflected in the Balance Sheet.

  In April 2004, PPL Capital Funding repurchased $4 million of its 8-3/8% Medium-term Notes due 2007 at a market value of approximately $5 million.

  (PPL and PPL Energy Supply)

  During the three months ended March 31, 2004, a Bolivian subsidiary of PPL Global issued $12 million of bonds with interest rates varying from 6.8% to 7.4% and serial maturities from December 2005 to December 2008. In addition, the PPL Global subsidiary issued bonds denominated in UFVs (inflation-indexed bolivianos) totaling 13.5 million bolivianos (approximately $2 million at current exchange rates) maturing in December 2007. The proceeds of both issuances were used to repay intercompany and short-term bank borrowings.

  At March 31, 2004, PPL Energy Supply had no commercial paper outstanding.

  During the three months ended March 31, 2004, PPL Energy Supply distributed approximately $63 million to its parent company, PPL Energy Funding, and received capital contributions of $8 million.

  (PPL and PPL Electric)

  In March 2004, PPL Electric retired approximately $25 million of its outstanding First Mortgage Bonds, 6.875% Series due March 2004, at par value. Also in March, PPL Electric redeemed approximately $6 million aggregate principal amount of its First Mortgage Bonds, 7.30% Series due 2024, at par value, through the application of cash deposited with the trustee to release certain transmission lines and other equipment from the lien of the 1945 First Mortgage Bond Indenture.

  In March 2004, PPL Transition Bond Company made principal payments on transition bonds totaling approximately $72 million.

  At March 31, 2004, PPL Electric had $45 million of commercial paper outstanding.

  In April 2004, PPL Electric completed an offer to repurchase its outstanding First Mortgage Bonds, 6-1/2% Series due 2005. Pursuant to the offer, PPL Electric repurchased approximately $40 million of the bonds at a market value of $43 million. PPL Electric also repurchased in the open market $45 million of outstanding 5-7/8% Senior Secured Bonds and $14 million of outstanding 6-1/4% Senior Secured Bonds at market values of $48 million and $16 million, respectively. Approximately $53 million of these open market purchases settled in May 2004. The purpose of the repurchases was to reduce future interest expense.

  Dividends and Dividend Restrictions

  (PPL)

  In February 2004, PPL announced an increase to its quarterly common stock dividend, payable April 1, 2004, from 38.5 cents per share to 41 cents per share (equivalent to $1.64 per annum). Future dividends, declared at the discretion of the Board of Directors, will be dependent upon future earnings, cash flows, financial requirements and other factors.

  Acquisitions, Development and Divestitures

  Domestic Generation Projects (PPL and PPL Energy Supply)

  In February 2004, a subsidiary of PPL Generation sold a spare gas combustion turbine generator and related equipment for approximately $10 million. There was an insignificant gain on the sale.

  The turbine upgrade for PPL Susquehanna Unit 1 was completed in April 2004. This project provides a nominal power increase of 50 MW of generation capacity, of which PPL Susquehanna has a 90% undivided interest. Through March 31, 2004, a total of approximately $62 million had been incurred on the Unit 1 upgrade.

  The 600 MW Lower Mt. Bethel facility is expected to be in-service in the second quarter of 2004.

  International Energy Projects (PPL and PPL Energy Supply)

  Write-down of International Energy Projects

  In 2001, PPL Global estimated that the long-term viability of its CEMAR investment was jeopardized and that there was minimal probability of positive future cash flows. At that time, PPL Global recorded an impairment loss in the carrying value of its net assets in CEMAR. In March 2002, PPL Global recorded a further impairment loss. In June 2002, PPL made a decision to exit the investment. At that time, PPL Global's remaining portion of its CEMAR investment, which related to foreign currency translation adjustments (CTA), was written-off. Accounting guidance prohibited the inclusion of CTA in impairment calculations prior to designating such assets as held for disposal.

  On August 21, 2002, ANEEL authorized an administrative intervention in CEMAR and fully assumed operational and financial control of the company. The intervener appointed by ANEEL initiated efforts to transfer the ownership interest in CEMAR to a new owner. As of February 11, 2003, due to the inability to discharge their obligations under the continuing intervention, PPL-related officers and directors of CEMAR resigned from their respective positions.

  In April 2004, PPL Global transferred its interest in CEMAR to two companies controlled by a private equity fund managed by GP Investimentos, a Brazilian private equity firm. The sale resulted in a credit of approximately $22 million, which will be included in the second quarter 2004 results. This credit is a result of the reversal of the negative carrying value, created by previous consolidated operating losses for this investment, and the associated CTA. At March 31, 2004, the negative investment in CEMAR of $18 million was included in "Deferred Credits and Other Noncurrent Liabilities - Other."

  PPL Global no longer controlled or managed CEMAR, and PPL Global had deconsolidated the assets and liabilities of CEMAR from its financial statements after ANEEL assumed control of the company. Consistent with the cost method of accounting, PPL Global had not been recording CEMAR's operating results since such time.

  Discontinued Operations

  In December 2003, PPL Global's Board of Managers authorized PPL Global to sell its investment in a Latin American telecommunications company, and approved a plan of sale. It was determined that the viability of this non-strategic business was not economical. PPL Global plans to sell the telecommunications company in 2004.

  As a result, PPL Global recorded a write-down in the carrying value of the company's net assets to their estimated fair value of approximately $1 million. The operating results of the Latin American telecommunications company, a loss of approximately $1 million and an insignificant amount for the three months ended March 31, 2004 and 2003, are reflected as "Loss from Discontinued Operations" on the Statement of Income. The assets and liabilities of the discontinued operation totaled $5 million and $4 million at March 31, 2004, and are included in "Current Assets - Other" and "Current Liabilities - Other" on the Balance Sheet.

  Sale of CGE

  In March 2004, PPL Global completed the sale of its minority interest in shares of CGE for approximately $123 million. The sale resulted in a charge of approximately $15 million pre-tax, which is included in operating expenses, as "Energy related businesses," on the Statement of Income. This charge was due primarily to a currency translation adjustment tied to the devaluation of the Chilean peso since the original acquisition in 2000.

  DelSur Tender Offer

  In April 2004, EC, a wholly owned subsidiary of PPL Global, launched a tender offer for outstanding shares of DelSur for up to an aggregate purchase price of $17 million. PPL currently owns approximately 80.5% of DelSur. The closing of the offer is expected to occur in May 2004. EC reserves the right to cancel the offer if a minimum of 12.53% of the outstanding shares are not tendered.

  Commitments and Contingent Liabilities

  Energy Purchases and Sales Commitments

  Liability for Above Market NUG Contracts (PPL, PPL Energy Supply and PPL Electric)

  In 1998, PPL Electric recorded a loss accrual for above market contracts with NUGs of $854 million, due to its generation business being deregulated. Effective January 1999, PPL Electric began reducing this liability as an offset to "Energy purchases" on the Statement of Income. This reduction is based on the estimated timing of the purchases from the NUGs and projected market prices for this generation. The final existing NUG contract expires in 2014. In connection with the corporate realignment in 2000, the remaining balance of this liability was transferred to PPL EnergyPlus. At March 31, 2004, the remaining liability associated with the above market NUG contracts was $334 million.

  Wholesale Energy Commitments

  (PPL and PPL Energy Supply)

  As part of the purchase of generation assets from Montana Power, PPL Montana assumed a power purchase agreement and a power sales agreement (for the Flathead Irrigation Project), which were still in effect at March 31, 2004. In accordance with purchase accounting guidelines, PPL Montana recorded liabilities of $66 million as the estimated fair value of these agreements at the acquisition date. These liabilities are being reduced over the terms of the agreements, through 2010, as adjustments to "Wholesale energy marketing" revenues and "Energy purchases" on the Statement of Income. The unamortized balance of the liability related to the power purchase agreement at March 31, 2004 was $55 million and is included in "Deferred Credits and Other Noncurrent Liabilities - Other" on the Balance Sheet.

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

  In April 2003, the Maryland Public Service Commission authorized the competitive provision of the Standard Offer Service (SOS) to allow utilities to procure SOS for customers through the competitive selection of wholesale supply. In March 2004, PPL EnergyPlus was awarded an 11-month fixed-price SOS contract for customer load (approximately 60 MW) for Potomac Electric Power Company. This contract commences in July 2004.

  As a result of New Jersey's Electric Discount and Energy Competition Act, its Board of Public Utilities authorized and made available to power suppliers, on a competitive basis, the opportunity to provide Basic Generation Service (BGS) to all non-shopping New Jersey customers. In February 2003, PPL EnergyPlus was awarded a 34-month fixed-price BGS contract for a fixed percentage of customer load (approximately 1,000 MW) for Atlantic City Electric Company, Jersey Central Power & Light Company and Public Service Electric & Gas Company. In February 2003, PPL EnergyPlus was also awarded about 500 MW for a 10-month hourly energy price supply. These contracts commenced in August 2003. Additionally, in February 2004, PPL EnergyPlus was awarded a 12-month hourly energy price supply BGS contract for a fixed percentage of customer load (approximately 450 MW) for Atlantic City Electric Company, Jersey Central Power & Light Company and Public Service Electric & Gas Company. These contracts commence in June 2004.

  Legal Matters

  (PPL, PPL Energy Supply and PPL Electric)

  PPL and its subsidiaries are involved in numerous legal proceedings, claims and litigation in the ordinary course of business. PPL and its subsidiaries cannot predict the ultimate outcome of such matters, or whether such matters may result in material liabilities.

  Montana Power Shareholders' Litigation (PPL and PPL Energy Supply)

  In August 2001, a purported class-action lawsuit was filed by a group of shareholders of Montana Power against Montana Power, the directors of Montana Power, certain advisors and consultants of Montana Power and PPL Montana. The plaintiffs allege, among other things, that Montana Power was required to, and did not, obtain shareholder approval of the sale of Montana Power's generation assets to PPL Montana in 1999. Although most of the claims in the complaint are against Montana Power, its board of directors, and its consultants and advisors, two claims are asserted against PPL Montana. In the first claim, plaintiffs seek a declaration that because Montana Power shareholders did not vote on the 1999 sale of generating assets to PPL Montana, that sale "was null and void ab initio." The second claim alleges that PPL Montana was privy to and participated in a strategy whereby Montana Power would sell its generation assets to PPL Montana without first obtaining Montana Power shareholder approval, and that PPL Montana has made net profits in excess of $100 million as the result of this alleged illegal sale. In the second claim, plaintiffs request that the court impose a "resulting and/or constructive trust" on both the generation assets themselves and all profits, plus interest on the amounts subject to the trust. This lawsuit is currently pending in the U.S. District Court of Montana, Butte Division. PPL and PPL Energy Supply cannot predict the outcome of this matter.

  NorthWestern Corporation Litigation (PPL and PPL Energy Supply)

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

  In September 2003, NorthWestern filed a petition in Delaware for reorganization under the U.S. Bankruptcy Code, which resulted in an automatic stay of PPL Montana's counterclaims against NorthWestern. In December 2003, NorthWestern filed a motion to transfer this litigation from the Montana federal district court to the federal district court in Delaware where NorthWestern's bankruptcy proceeding is pending. In March 2004, the Montana federal district court denied this motion to transfer. As a result of the court's decision and a prior stipulation of NorthWestern and PPL Montana in NorthWestern's bankruptcy proceeding, the automatic stay of PPL Montana's counterclaims has been lifted. PPL and PPL Energy Supply cannot predict the outcome of this litigation.

  Montana Hydroelectric Litigation (PPL and PPL Energy Supply)

  In October 2003, a lawsuit was filed against PPL Montana, PPL Services, Avista Corporation, PacifiCorp and nine John Doe defendants in the U.S. District Court of Montana, Missoula Division, by two residents allegedly acting in a representative capacity on behalf of the State of Montana. In January 2004, the complaint was amended to, among other things, include the Great Falls school districts as additional plaintiffs. The action seeks a declaratory judgment, compensatory damages for unjust enrichment, trespass and negligence, and attorneys fees on a "private attorney general" theory for use of state and/or "school trust" lands without the compensation required by law and to require defendants to adequately compensate the state and/or the State School Trust fund for full market value of lands occupied. Generally, the suit is founded on allegations that the bed of navigable rivers is state-owned property following admission to statehood, and that the use thereof for placement of dam structures, affiliated structures and reservoirs should trigger lease payments for use of land underneath. The plaintiffs allege that the State Land Board and Department of Natural Resources and Conservation failed to exercise their duty to administer riverbeds for the maximum benefit of public education and/or the state. No specific amount of damages or future rental value has been claimed. PPL Montana and PPL Services cannot predict the outcome of this litigation.

  Proposed Montana Energy Security Initiative (PPL and PPL Energy Supply)

  On April 30, 2004, the Montana Secretary of State certified, in accordance with applicable statutes, that it had approved the form of a proposed "Montana Energy Security Act" initiative. The proposed initiative may be placed on the November 2004 statewide ballot if the Montana Attorney General determines that the initiative is legally sufficient and if sufficient signatures are obtained prior to June 18, 2004. Among the stated purposes of the proposed initiative is to create a Montana public power board appointed by the governor to determine whether it is in the public interest to purchase electric and natural gas generation, transmission and distribution facilities in Montana on behalf of the state. The proposed initiative would permit the board to purchase such facilities, including any or all of PPL Montana's hydroelectric dams or coal-fired facilities, at fair market value. However, the proposed initiative does not provide the power of condemnation to acquire generation facilities. At this time, PPL and PPL Energy Supply cannot predict whether the Attorney General will determine that the initiative is legally sufficient, whether the proposed initiative will garner enough signatures for placement on the November 2004 statewide ballot, whether there might be a successful legal challenge to the initiative, whether it would pass if on the ballot or what impact, if any, the measure might ultimately have upon PPL Montana or its generation operations. PPL intends to oppose the initiative, if it qualifies for the November ballot.

  Regulatory Issues

  California ISO and Western Markets (PPL and PPL Energy Supply)

  Through its subsidiaries, PPL has made approximately $18 million of sales to the California ISO, of which $17 million has not been paid to PPL subsidiaries. Given the myriad of electricity supply problems presently faced by the California electric utilities and the California ISO, PPL cannot predict whether or when it will receive payment. As of March 31, 2004, PPL has fully reserved for possible underrecoveries of payments for these sales.

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

  Litigation arising out of the California electricity supply situation has been filed in California courts against sellers of energy to the California ISO. The plaintiffs and interveners in these legal proceedings allege, among other things, abuse of market power, manipulation of market prices, unfair trade practices and violations of state antitrust laws, and seek other relief, including treble damages and attorneys' fees. While PPL's subsidiaries have not been named by the plaintiffs in these legal proceedings, PPL Montana was named by a defendant in its cross-complaint in a consolidated court proceeding, which combined into one master proceeding several of the lawsuits alleging antitrust violations and unfair trade practices. This generator denies that any unlawful, unfair or fraudulent conduct occurred but asserts that, if it is found liable, the other generators and power marketers, including PPL Montana, caused, contributed to and/or participated in the plaintiffs' alleged losses.

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

  PJM Capacity Transactions (PPL, PPL Energy Supply and PPL Electric)

  In September 2002, PPL was served with a complaint filed by Utilimax.com, Inc., which was a member of PJM, in the U.S. District Court for the Eastern District of Pennsylvania against PPL and PPL EnergyPlus alleging, among other things, violations of the federal antitrust laws in connection with the pricing of installed capacity in the PJM daily market during the first quarter of 2001. The court dismissed the complaint with prejudice in July 2003, and Utilimax has appealed the court's dismissal to the U.S. Court of Appeals for the Third Circuit.

  In December 2002, PPL was served with a complaint against PPL, PPL EnergyPlus and PPL Electric filed in the U.S. District Court for the Eastern District of Pennsylvania by a group of 14 Pennsylvania boroughs that apparently alleges, in broad terms, similar violations of the federal antitrust laws. These boroughs were wholesale customers of PPL Electric. The claims of the boroughs are similar to those previously alleged by a single borough in litigation that is still pending in the same court. In addition, in November 2003, PPL and PPL EnergyPlus were served with a complaint which was filed in the same court by Joseph Martorano, III (d/b/a ENERCO), that also alleges violations of the federal antitrust laws in early 2001. The complaint indicates that ENERCO provides consulting and energy procurement services to clients in Pennsylvania and New Jersey.

  Each of the U.S. Department of Justice - Antitrust Division, the FERC and the Pennsylvania Attorney General conducted investigations regarding PPL's PJM capacity market transactions in early 2001 and did not find any reason to take action against PPL.

  Although PPL, PPL EnergyPlus and PPL Electric believe the claims in these complaints are without merit, they cannot predict the outcome of these matters.

  New England Investigation (PPL and PPL Energy Supply)

  In January 2004, PPL became aware of an investigation by the Connecticut Attorney General and the FERC's Office of Market Oversight and Investigation (OMOI) regarding allegations that natural gas-fired generators located in New England illegally sold natural gas instead of generating electricity during the week of January 12, 2004. Subsequently, PPL and other generators were served with a data request by OMOI. The data request indicated that PPL was not under suspicion of a regulatory violation, but that OMOI was conducting an initial investigation. PPL has responded to this data request. PPL also has responded to data requests of the ISO - New England and data requests served by subpoena from the Connecticut Attorney General. While PPL does not believe that it committed any regulatory or other violations concerning the subject matter of these investigations, PPL cannot predict the outcome of these investigations.

  PJM Billing (PPL, PPL Energy Supply and PPL Electric)

  In March 2004, an Exelon Corporation subsidiary, PECO Energy, Inc. (PECO), alleged that PJM overcharged PECO by approximately $45 million, exclusive of interest, from April 1998 through May 2003 as a result of an error by PJM in the State Estimator Program used in connection with billing all PJM customers for certain transmission, spot market energy and ancillary services charges. PECO further alleged that PPL Electric or other PPL subsidiaries should be responsible for all these overcharges, plus interest. PPL, PECO and PJM have begun discussions under the dispute resolution procedures of the PJM Operating Agreement. Although participating in the discussions, PPL Electric and PPL Energy Supply do not believe that they or any PPL subsidiaries have any financial responsibility or liability to PJM or PECO as a result of PJM's alleged error. PJM has not taken a position on this matter. PPL Electric and PPL Energy Supply cannot predict the outcome of these discussions, whether any legal proceedings may result from these allegations, the outcome of such proceedings, or the ultimate impact on any PPL subsidiary.

  FERC Market-Based Rate Authority (PPL and PPL Energy Supply)

  In December 1998, the FERC issued an order authorizing PPL EnergyPlus to make wholesale sales of electric power and related products at market-based rates. In that order, the FERC directed PPL EnergyPlus to file an updated market analysis within three years of the date of the order, and every three years thereafter. PPL EnergyPlus filed its initial updated market analysis in December 2001. Several parties thereafter filed interventions and protests requesting that PPL EnergyPlus be required to provide additional information demonstrating that it has met the FERC's market power tests necessary for PPL EnergyPlus to continue its market-based rate authority. PPL EnergyPlus has responded that the FERC does not require the economic test suggested by the interveners and that, in any event, it would meet such economic test if required by the FERC. PPL EnergyPlus cannot predict the outcome of this matter.

  FERC Proposed Rules (PPL, PPL Energy Supply and PPL Electric)

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

  In November 2003, the FERC adopted a proposed rule to require all existing and new electric market-based tariffs and authorizations to include provisions prohibiting the seller from engaging in anticompetitive behavior or the exercise of market power. The FERC order adopts a list of market behavior rules that apply to all electric market-based rate tariffs and authorizations, including those of PPL EnergyPlus and any other PPL subsidiaries that hold market-based rate authority. PPL does not expect this rule to have a significant impact on its subsidiaries.

  Wallingford Deactivation (PPL and PPL Energy Supply)

  In January 2003, PPL negotiated an agreement with the ISO - New England that would declare that four of the five units at PPL's Wallingford, Connecticut facility are "reliability must run" units and put those units under cost-based rates. This agreement and the cost-based rates are subject to the FERC's approval, and PPL filed a request with the FERC for such approval. PPL requested authority for cost-based rates because the current and anticipated wholesale prices in New England are insufficient to cover the costs of keeping these units available for operation. In March 2003, PPL filed an application with the New England Power Pool to temporarily deactivate these four units. In May 2003, the FERC denied PPL's request for cost-based rates in light of the FERC's changes to the market and bid mitigation rules of the ISO - New England made in a similar case involving generating units owned by NRG Energy, Inc. PPL subsequently has explained to the FERC that its changes to the market and bid mitigation rules of ISO - New England will not provide sufficient revenues to PPL, and PPL continues to seek approval of its cost-based rates. However, PPL has informed the New England Power Pool that it will not pursue its request to temporarily deactivate certain Wallingford units. In February 2004, PPL appealed the FERC's denial of its request for cost-based rates to the U.S. Court of Appeals for the D.C. Circuit. PPL cannot predict the outcome of this matter.

  IRS Synthetic Fuels Tax Credits (PPL and PPL Energy Supply)

  PPL, through its subsidiaries, has interests in two synthetic fuel production facilities: the Somerset facility located in Pennsylvania and the Tyrone facility to be relocated to Kentucky. PPL receives tax credits pursuant to Section 29 of the Internal Revenue Code based on the sale of synfuel from these facilities to unaffiliated third-party purchasers. Section 29 of the Internal Revenue Code provides tax credits for the production and sale of solid synthetic fuels produced from coal. To qualify for the Section 29 tax credits, the synthetic fuel must meet three primary conditions: (i) there must be a significant chemical change in the coal feedstock, (ii) the product must be sold to an unaffiliated entity, and (iii) the production facility must have been placed in service before July 1, 1998. Section 29 tax credits are currently scheduled to expire at the end of 2007.

  A PPL subsidiary owns and operates the Somerset facility. In November 2001, PPL received a private letter ruling from the IRS pursuant to which, among other things, the IRS concluded that the synthetic fuel produced at the Somerset facility qualifies for Section 29 tax credits. The Somerset facility uses the Covol technology to produce synfuel, and the IRS issued the private letter ruling after its review and approval of that technology. In reliance on this private letter ruling, PPL has sold synfuel produced at the Somerset facility resulting in an aggregate of approximately $161 million of tax credits as of March 31, 2004. PPL owns a limited partnership interest in the entity that owns and plans to operate the Tyrone facility. In April 2004, this entity received a private letter ruling from the IRS. Similar to its conclusions relating to the Somerset facility, the IRS concluded that the synfuel to be produced at the Tyrone facility qualifies for Section 29 tax credits. The Tyrone facility currently is being relocated from Pennsylvania to a site in Kentucky. PPL anticipates that the Tyrone facility will commence commercial operations in mid-2004. PPL also purchases synfuel from unaffiliated third parties, at prices below the market price of coal, for use at its coal-fired power plants.

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

  PPL believes that the October IRS announcement and its receipt of the private letter ruling for the Tyrone facility following this announcement confirms that PPL is justified in its reliance on the private letter rulings for the Somerset and Tyrone facilities and that the test results that PPL presented to the IRS in connection with its private letter rulings are scientifically valid. In addition, PPL believes that it has operated the Somerset facility in compliance with the private letter ruling and Section 29 of the Internal Revenue Code.

  In October 2003, following the IRS announcement, it was reported that the U.S. Senate Permanent Subcommittee on Investigations, of the Committee on Governmental Affairs, had begun an investigation of the synthetic fuel industry and its producers. That investigation is ongoing. PPL cannot predict when the investigation will be completed or the potential results of the investigation.

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

  Improvements in quality of supply form an important part of the final proposals. Revised targets for system performance, in terms of the security and availability of supply, were implemented with new targets for reductions in minutes lost and interruptions.

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

  Environmental Matters - Domestic

  (PPL, PPL Energy Supply and PPL Electric)

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

  Air (PPL and PPL Energy Supply)

  The Clean Air Act deals, in part, with acid rain, attainment of federal ambient ozone standards and toxic air emissions in the U.S. PPL's subsidiaries are in substantial compliance with the Clean Air Act. The Bush administration and certain members of Congress have made proposals regarding possible amendments to the Clean Air Act. These amendments could require significant further reductions in nitrogen oxide, sulfur dioxide and mercury and could possibly require measures to limit carbon dioxide. The cost of these reductions could be substantial. The federal government is seeking commitments from many major industries to voluntarily reduce carbon dioxide emissions. In addition, several states have taken their own actions requiring mandatory carbon dioxide emission reductions. Pennsylvania and Montana have not, at this time, established any formal programs to address carbon dioxide and other greenhouse gases.

  Pennsylvania began requiring further seasonal (May-June) nitrogen oxide reductions to 80% from 1990 levels starting in 2003. This requirement is pursuant to EPA's 1998 State Implementation Plan (SIP) call to 22 eastern states, including Pennsylvania, to revise their state implementation plans. PPL achieved the 2003 nitrogen oxide reductions with the installation of SCR technology on the Montour units, and may install SCR or other additional nitrogen oxide reduction technology on one or more Brunner Island units at a later date.

  The EPA has also developed new standards for ambient levels of ozone and fine particulates in the U.S. These standards have been upheld following court challenges. To facilitate attainment of these standards, the EPA has also proposed a rule (called the Interstate Air Quality Rule) for 28 midwest and eastern states, including Pennsylvania, to reduce sulfur dioxide emissions by 40% and nitrogen oxide emissions by 55% from today's levels, starting in 2010. Starting in 2015, the proposed rule requires reductions in sulfur dioxide and nitrogen oxide of 70% and 65%, respectively, from today's levels. The proposed rule allows these reductions to be achieved through cap and trade programs, and is consistent with the Bush administration's proposed amendments to the Clean Air Act, except that it applies to only the 28 states.

  The EPA has proposed mercury and nickel regulations and is expected to finalize these regulations in 2004. The proposed mercury regulations affect coal-fired plants. With respect to mercury, the EPA has proposed two alternative approaches: an emission trading program to take effect beginning January 2010 or a requirement to take effect in 2007 that every unit install maximum achievable control technology (MACT). The proposed nickel regulations impose MACT requirements on oil-fired units to take effect in 2007. The nickel regulations would affect Martins Creek Units 3 and 4. The cost of complying with these regulations is not now determinable, but could be significant.

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

  The New Jersey DEP and some New Jersey residents raised environmental concerns with respect to the Martins Creek plant, particularly with respect to sulfur dioxide emissions and the opacity of the plant's plume. These issues were raised in the context of an appeal by the New Jersey DEP of the Air Quality Plan Approval issued by the Pennsylvania DEP to the adjacent Lower Mt. Bethel facility. In October 2003, PPL finalized an agreement with the New Jersey DEP and the Pennsylvania DEP pursuant to which it will reduce sulfur dioxide emissions from its Martins Creek power plant. Under the agreement, PPL Martins Creek will shut down the plant's two coal-fired generating units by September 2007 and may repower them any time after shutting them down so long as it follows all applicable state and federal requirements, including installing the best available pollution control technology. PPL Martins Creek also will reduce the fuel sulfur content for those units as well as the plant's two oil-fired units beginning in 2004. In addition, PPL will donate to a non-profit organization 70% of the excess emission allowances and emission reduction credits that result from shutting down or repowering the coal units. As a result of the agreement, the New Jersey DEP withdrew its challenge to the Air Quality Plan Approval for the Lower Mt. Bethel facility. The agreement will not result in material costs to PPL. The agreement does not address the issues raised by the New Jersey DEP regarding the visible opacity of emissions from the Martins Creek plant. If it is determined that actions must be taken to address the visible opacity of these emissions, such actions could result in costs that are not now determinable, but which could be significant.

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

  In December 2003, PPL Montana, as operator of the Colstrip facility, received an Administrative Compliance Order (ACO) from the EPA pursuant to the Clean Air Act. The ACO alleges that Units 3 and 4 of the facility have been in violation of the Clean Air Act permit at Colstrip since 1980. The permit required Colstrip to submit for review and approval by the EPA an analysis and proposal for reducing emissions of nitrogen oxide to address visibility concerns if and when EPA promulgates Best Available Retrofit Technology requirements for nitrogen oxide. The EPA is asserting that regulations it promulgated in 1980 triggered this requirement. PPL believes that the ACO is unfounded and is discussing the matter with the EPA. The ACO does not expressly seek penalties, and it is unclear at this time what, if any, additional control technology the EPA may consider to be required. Accordingly, the costs to install any additional controls for nitrogen oxide, if required, are not now determinable, but could be significant. In addition, the Montana Department of Environmental Quality is questioning whether the permit limits for sulfur dioxide emissions from Colstrip Units 3 and 4 are too high under provisions of the Clean Air Act that limit allowable emissions from sources built after 1978. PPL cannot predict the outcome of this matter.

  Water/Waste (PPL and PPL Energy Supply)

  Brunner Island's NPDES permit contains a provision requiring further studies on the thermal impact of the cooling water discharge from the plant. These studies are underway and are expected to be completed in 2006. The Pennsylvania DEP has stated that it believes the studies to date show that the temperature of the discharge must be lowered. The Pennsylvania DEP has also stated that it believes the plant is in violation of a permit condition prohibiting the discharge from changing the river temperature by more than two degrees per hour. PPL is discussing these matters with the agency. Depending on the outcome of these discussions, the plant could be subject to additional capital and operating costs that are not now determinable, but which could be significant.

  The Pennsylvania DEP has issued a water quality certification and NPDES permit to PPL Holtwood, LLC in the FERC license renewal proceeding for its Lake Wallenpaupack hydroelectric facility. PPL has appealed both the certification and the NPDES permit. The parties are discussing settlement. If these discussions are unsuccessful, then depending on the outcome of these appeals, each of the certification and the NPDES permit could impose additional costs on PPL, which are not now determinable, but which could be significant.

  The EPA has significantly tightened the water quality standard for arsenic. The revised standard may require several PPL subsidiaries to either further treat wastewater or take abatement action at their power plants, or both. The cost of complying with the revised standard is not now determinable, but could be significant.

  The EPA recently finalized requirements for new or modified water intake structures. These requirements affect where generating facilities are built, establish intake design standards, and could lead to requirements for cooling towers at new and modified power plants. Another new rule expected to be finalized in 2004 addresses existing structures. Based on PPL's preliminary analyses, PPL does not believe that these rules will impose material costs on PPL subsidiaries.

  Superfund and Other Remediation

  (PPL and PPL Energy Supply)

  Under the Pennsylvania Clean Streams Law, subsidiaries of PPL Generation are obligated to remediate acid mine drainage at former mine sites and may be required to take additional measures to prevent potential acid mine drainage at previously capped refuse piles. One PPL Generation subsidiary is pumping and treating mine water at two mine sites. Another PPL Generation subsidiary plans to install passive wetlands treatment at a third site, and the Pennsylvania DEP has suggested that it may require that PPL Generation subsidiary to pump and treat the mine water at that third site. At March 31, 2004, a PPL Energy Supply subsidiary had accrued $29 million to cover the costs of pumping and treating groundwater at two mine sites for 50 years and for installing passive wetlands treatment at the third site.

  (PPL, PPL Energy Supply and PPL Electric)

  In 1995, PPL Electric and PPL Generation entered into a consent order with the Pennsylvania DEP to address a number of sites that were not being addressed under another regulatory program such as Superfund, but for which PPL Electric or PPL Generation may be liable for remediation. This may include potential PCB contamination at certain PPL Electric substations and pole sites; potential contamination at a number of coal gas manufacturing facilities formerly owned or operated by PPL Electric; oil or other contamination which may exist at some of PPL Electric's former generating facilities; and potential contamination at abandoned power plant sites owned by PPL Generation. As of March 31, 2004, work has been completed for 96% of the sites included in the consent order. Additional sites formerly owned or operated by PPL Electric are added to the consent order on a case-by-case basis.

  In 1996, PPL Gas Utilities entered into a similar consent order with the Pennsylvania DEP to address a number of sites where subsidiaries of PPL Gas Utilities may be liable for remediation. The sites primarily include former coal gas manufacturing facilities. Subsidiaries of PPL Gas Utilities are also investigating the potential for any mercury contamination from gas meters and regulators. Accordingly, PPL Gas Utilities and the Pennsylvania DEP have agreed to add 72 meter/regulation sites to the consent order. As of March 31, 2004, PPL Gas Utilities had addressed 34% of the sites under its consent order.

  At March 31, 2004, PPL Electric and PPL Gas Utilities had accrued approximately $3 million and $8 million, representing the estimated amounts they will have to spend for site remediation, including those sites covered by each company's consent orders mentioned above. Depending on the outcome of investigations at sites where investigations have not begun or have not been completed, the costs of remediation and other liabilities could be substantial. PPL also could face other non-remediation liabilities at sites included in the consent order or other contaminated sites, the costs of which are not now determinable, but which could be significant.

  (PPL and PPL Energy Supply)

  In conjunction with its 1999 acquisition of generating assets from Montana Power, PPL Montana required Montana Power to prepare a Phase I and Phase II Environmental Site Assessment. The assessment identified various groundwater remediation issues. Based upon subsequent assessments and actions taken by PPL Montana, the costs to PPL Montana of the groundwater remediation measures identified in those assessments are expected to be approximately $3 million. However, additional expenditures could be required in amounts which are not now determinable, but which could be significant.

  In May 2003, approximately 40 plaintiffs brought an action in the Montana Second Judicial District Court, Butte-Silver Bow County, against PPL Montana and the other owners of the Colstrip plant alleging property damage from freshwater pond seepage and contamination from wastewater ponds at the plant. This action has been moved to the Montana Sixteenth Judicial District Court, Rosebud County. This action could result in PPL Montana and the other Colstrip owners being liable for damages and being required to take additional remedial measures. The cost to PPL Montana of any such damages and remedial measures is not now determinable but could be significant.

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

  Asbestos (PPL and PPL Energy Supply)

  There have been increasing litigation claims throughout the U.S. based on exposure to asbestos against companies that manufacture or distribute asbestos products or that have these products on their premises. Certain of PPL's generation subsidiaries and certain of its energy services subsidiaries, such as those that have supplied, may have supplied or installed asbestos material in connection with the repair or installation of process piping and heating, ventilating and air conditioning systems, have been named as defendants in asbestos-related lawsuits. PPL cannot predict the outcome of these lawsuits or whether additional claims may be asserted against its subsidiaries in the future. PPL does not expect that the ultimate resolution of the current lawsuits will have a material adverse effect on its results of operations.

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

  Lower Mt. Bethel (PPL and PPL Energy Supply)

  In August 2002, the Northampton County Court of Common Pleas issued a decision concerning the permissible noise levels from the Lower Mt. Bethel facility when it becomes operational. Specifically, the court's decision sets certain permissible noise levels required for plant operation. PPL appealed the court's decision to the Commonwealth Court, and an intervener in the lawsuit cross-appealed the court's decision. In May 2003, the Commonwealth Court remanded the case to the Court of Common Pleas for further findings of fact concerning the zoning application relating to the construction of the facility. In September 2003, the Court of Common Pleas ruled in PPL's favor while also reaffirming its decision on the noise levels, and the intervener appealed this ruling to the Commonwealth Court. In April 2004, the Commonwealth Court affirmed the decision of the Court of Common Pleas. The Lower Mt. Bethel facility is expected to be operational in the second quarter of 2004.

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

  Other

  Nuclear Insurance (PPL and PPL Energy Supply)

  PPL Susquehanna is a member of certain insurance programs which provide coverage for property damage to members' nuclear generating stations. Facilities at the Susquehanna station are insured against property damage losses up to $2.75 billion under these programs. PPL Susquehanna is also a member of an insurance program which provides insurance coverage for the cost of replacement power during prolonged outages of nuclear units caused by certain specified conditions. Under the property and replacement power insurance programs, PPL Susquehanna could be assessed retroactive premiums in the event of the insurers' adverse loss experience. At March 31, 2004, this maximum assessment was about $40 million.

  PPL Susquehanna's public liability for claims resulting from a nuclear incident at the Susquehanna station is limited to about $10.8 billion under provisions of The Price Anderson Amendments Act of 1988. PPL Susquehanna is protected against this liability by a combination of commercial insurance and an industry assessment program. In the event of a nuclear incident at any of the reactors covered by The Price Anderson Amendments Act of 1988, PPL Susquehanna could be assessed up to $201 million per incident, payable at $20 million per year.

  Guarantees and Other Assurances

  (PPL)

  PPL fully and unconditionally guarantees all of the debt securities of PPL Capital Funding, a wholly-owned financing subsidiary of PPL.

  (PPL, PPL Energy Supply and PPL Electric)

  The table below provides an update to those guarantees specifically disclosed in Note 14 to the Financial Statements contained in each Registrant's Annual Report to the SEC on Form 10-K for the year ended December 31, 2003. Not reflected in the table below is the guarantee by PPL of all of the obligations of PPL Capital Funding Trust I under its trust preferred securities that were a component of the PEPS Units. PPL was released from this guarantee upon cancellation of the trust preferred securities as discussed in Note 6.

	PPL

	PPL Energy Supply						PPL Electric

	Recorded Liability at		Exposure at				Recorded Liability at		Exposure at

	March 31, 2004	December 31, 2003	March 31, 2004	(a)	Expiration Date		March 31, 2004	December 31, 2003	March 31, 2004	(a)	Expiration Date

WPD LLP guarantee of obligations under SIUK Capital Trust I preferred securities			$ 82	(b)	2027

Letters of credit issued on behalf of affiliates			8	(c)	2004

Support agreements to guarantee partnerships' obligations for the sale of coal			9		2007

Potential retroactive premiums under nuclear insurance programs			40

Nuclear claims under the Price Anderson Amendments Act of 1988			201	(d)

Obligation to purchase commodities under option contracts			6		2004

Contingent purchase price payments to former owners of synfuel projects	$ 4	$ 4	60		2007

Guarantee of a portion of an unconsolidated entity's debt									$ 7	(b)	2008

Residual value guarantees of leased equipment			4		2005	(e)	$ 14	$ 16	89		2005 (e)

WPD guarantee related to a contract assigned as part of a sale of one of its businesses			35		2005

(a)	Represents the estimated maximum potential amount of future payments that could be required to be made under the guarantee.
(b)	Reflects principal payments only.
(c)

  Represents letters of credit issued at the direction of PPL Energy Supply for the benefit of third parties for assurance against nonperformance by PPL and PPL Gas Utilities. This is not a guarantee by PPL on a consolidated basis.

(d)	Amount is per incident.
(e)	Although the expiration date noted is 2005, equipment of similar value is generally leased and guaranteed on an on-going basis.

  Related Party Transactions

  Affiliate Trust (PPL)

  See Note 6 for a discussion of various transactions involving PPL Capital Funding subordinated notes that were held by PPL Capital Funding Trust I.

  PLR Contracts (PPL Energy Supply and PPL Electric)

  PPL Electric has power sales agreements with PPL EnergyPlus, effective January 1, 2002, to supply all of PPL Electric's PLR load through 2009. Under these contracts, PPL EnergyPlus will provide electricity at the pre-determined capped prices that PPL Electric is authorized to charge its PLR customers. For the three months ended March 31, 2004 and 2003, these purchases totaled $410 million and $387 million, including nuclear decommissioning recovery and amortization of an up-front contract payment. These purchases are included in the Statement of Income as "Energy purchases from affiliate" by PPL Electric and as "Wholesale energy marketing to affiliates" revenues by PPL Energy Supply.

  Under the PLR contracts, PPL Electric is required to make performance assurance deposits with PPL EnergyPlus when the market price of electricity is less than the contract price by more than its contract collateral threshold. Conversely, PPL EnergyPlus is required to make performance assurance deposits with PPL Electric when the market price of electricity is greater than the contract price by more than its contract collateral threshold. At March 31, 2004, PPL Energy Supply was required to provide PPL Electric with performance assurance of $300 million, the maximum amount required under the contract. PPL Energy Supply caused a $300 million letter of credit to be issued under its bank credit facilities to satisfy the requirements.

  In 2001, PPL Electric made a $90 million up-front payment to PPL EnergyPlus in connection with the PLR contracts. The up-front payment is being amortized by both parties over the term of the PLR contracts. The unamortized balance of this payment and other payments under the contract was $67 million at March 31, 2004 and $70 million at December 31, 2003. This balance is reported on the Balance Sheet as "Prepayment on PLR energy supply from affiliate" by PPL Electric and as "Deferred revenue on PLR energy supply to affiliate" by PPL Energy Supply.

  NUG Purchases (PPL Energy Supply and PPL Electric)

  PPL Electric has a reciprocal contract with PPL EnergyPlus to sell electricity purchased under contracts with NUGs. PPL Electric purchases electricity from the NUGs at contractual rates and then sells the electricity at the same price to PPL EnergyPlus. For the three months ended March 31, 2004 and 2003, these NUG purchases totaled $37 million and $39 million and are included in the Statement of Income as "Wholesale electric to affiliate" revenues by PPL Electric, and as "Energy purchases from affiliates" by PPL Energy Supply.

  Allocations of Corporate Service Costs (PPL Energy Supply and PPL Electric)

  PPL Services provides corporate functions such as financial, legal, human resources and information services. PPL Services bills the respective PPL subsidiaries for the cost of such services when they can be specifically identified. The cost of these services that is not directly charged to PPL subsidiaries is allocated to certain of the subsidiaries based on an average of the subsidiaries' relative invested capital, operation and maintenance expenses, and number of employees. PPL Services allocated the following charges to PPL Energy Supply and PPL Electric:

	PPL Energy Supply		PPL Electric

	Three Months Ended March 31,		Three Months Ended March 31,

	2004	2003	2004	2003

Direct expenses	$24	$21	$20	$14

Overhead costs	14	14	6	6

  Intercompany Borrowings (PPL Energy Supply)

  PPL Energy Supply, primarily through its financing subsidiary, PPL Investment Corporation, had a note receivable from PPL Energy Funding totaling $6 million and $2 million at March 31, 2004 and December 31, 2003, with interest equal to the one-month LIBOR plus 3%. Interest earned on loans to affiliates, included in "Other Income - net" on the Statement of Income, was insignificant for the three months ended March 31, 2004 and $7 million for the same period in 2003.

  Trademark Royalties (PPL Energy Supply)

  In the fourth quarter of 2002, a PPL subsidiary that owns PPL trademarks began billing certain affiliates which use these trademarks. PPL Energy Supply was allocated $8 million and $11 million of this license fee for the three months ended March 31, 2004 and 2003, which is primarily included in "Other operation and maintenance" on the Statement of Income.

  Other Income - Net

  (PPL)

  The breakdown of PPL's "Other Income - net" was as follows:

	Three Months Ended March 31,

	2004	2003

Other Income

Interest income	$3	$3

Equity earnings (loss)	1	(1)

Realized earnings on nuclear decommissioning trust	4	2

Hyder-related activity	2	1

Gain by WPD on the disposition of property	1

Legal claims		2

Profit on redemption of investment		1

Miscellaneous - International	3	4

Miscellaneous - Domestic	4	1

Total	18	13

Other Deductions

Charitable contributions	2	1

Miscellaneous - International	1	3

Miscellaneous - Domestic	3	1

Other Income - net	$12	$8

  (PPL Energy Supply)

  The breakdown of PPL Energy Supply's "Other Income - net" was as follows:

	Three Months Ended March 31,

	2004	2003

Other Income

Affiliated interest income		$7

Interest income	$2	1

Equity earnings	1	1

Realized earnings on nuclear decommissioning trust	4	2

Hyder-related activity	2	1

Gain by WPD on the disposition of property	1

Legal claims		2

Profit on redemption of investment		1

Miscellaneous - International	3	5

Miscellaneous - Domestic	1	(1)

Total	14	19

Other Deductions

Miscellaneous - International	1	3

Miscellaneous - Domestic	2

Other Income - net	$11	$16

  Derivative Instruments and Hedging Activities

  Fair Value Hedges (PPL and PPL Energy Supply)

  PPL and PPL Energy Supply enter into financial or physical contracts to hedge a portion of the fair value of firm commitments of forward electricity sales. These contracts range in maturity through 2006. Additionally, PPL and PPL Energy Supply enter into financial contracts to hedge fluctuations in market value of existing debt issuances. These contracts range in maturity through 2029.

  PPL and PPL Energy Supply did not recognize any net gains or losses resulting from hedges of firm commitments that no longer qualified as fair value hedges for the three months ended March 31, 2004 or 2003.

  PPL and PPL Energy Supply did not recognize any gains or losses resulting from the ineffective portion of fair value hedges for the three months ended March 31, 2004 or 2003.

  Cash Flow Hedges (PPL and PPL Energy Supply)

  PPL and PPL Energy Supply enter into financial and physical contracts, including forwards, futures and swaps, to hedge the price risk associated with electric, gas and oil commodities. These contracts range in maturity through 2010. Additionally, PPL and PPL Energy Supply enter into financial interest rate swap contracts to hedge interest expense associated with both existing and anticipated debt issuances. These swaps range in maturity through 2014. PPL and PPL Energy Supply also enter into foreign currency forward contracts to hedge exchange rates associated with firm commitments denominated in foreign currencies and to hedge the net investment of foreign operations. These forward contracts range in maturity through 2028.

  Cash flow hedges may be discontinued because it is probable that the original forecasted transaction will not occur by the end of the originally specified time period. PPL and PPL Energy Supply did not discontinue any cash flow hedges during the three months ended March 31, 2004 or 2003.

  Due to hedge ineffectiveness, PPL and PPL Energy Supply reclassified amounts that were not significant from other comprehensive income (reported in "Wholesale energy marketing" revenues and "Energy purchases" on the Statement of Income) for the three months ended March 31, 2004 and 2003.

  As of March 31, 2004, the deferred net loss, after tax, on derivative instruments in "Accumulated other comprehensive loss" expected to be reclassified into earnings during the next twelve months was $11 million and $6 million for PPL and PPL Energy Supply.

  The following table shows the change in accumulated unrealized gains or losses on derivatives in other comprehensive income for the following periods:

	Three Months Ended March 31,

	2004	2003

PPL
Beginning accumulated derivative gain	$36	$7

Net change associated with current period hedging activities and other	40	49

Net change associated with net investment hedges	1

Net change from reclassification into earnings	(76)	(22)

Ending accumulated derivative gain	$1	$34

	Three Months Ended March 31,

	2004	2003

PPL Energy Supply
Beginning accumulated derivative gain	$55	$23

Net change associated with current period hedging activities and other	44	47

Net change associated with net investment hedges	1

Net change from reclassification into earnings	(77)	(18)

Ending accumulated derivative gain	$23	$52

  Related Implementation Issues (PPL and PPL Energy Supply)

  In June 2001, the FASB issued definitive guidance on DIG Issue C15, "Scope Exceptions: Normal Purchases and Normal Sales Exception for Certain Option-Type Contracts and Forward Contracts in Electricity." DIG Issue C15 provides additional guidance on the classification and application of derivative accounting rules relating to purchases and sales of electricity utilizing forward and option contracts. This guidance became effective as of July 1, 2001. In December 2001, the FASB revised the guidance in DIG Issue C15, principally related to the eligibility of options for the normal purchases and normal sales exception. The revised guidance was effective April 1, 2002. In November 2003, the FASB again revised the guidance in DIG Issue C15 to clarify the application of derivative accounting rules for contracts that may involve capacity. The guidance was effective January 1, 2004 for PPL. PPL had no financial statement impact from this revised guidance.

  PPL Energy Supply adopted the final provisions of EITF 03-11, "Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to FASB Statement No. 133 and Not 'Held for Trading Purposes' as Defined in Issue No. 02-3," prospectively as of October 1, 2003. As a result of the adoption, non-trading bilateral sales of electricity at major market delivery points are netted with purchases that offset the sales at those same delivery points. A major market delivery point is any delivery point with liquid pricing available. The impact of applying EITF 03-11 for the first quarter of 2004 was a reduction in both "Wholesale energy marketing" revenues and "Energy purchases" of $81 million in PPL's and PPL Energy Supply's Statement of Income.

  Credit Concentration (PPL, PPL Energy Supply and PPL Electric)

  PPL and PPL Energy Supply enter into contracts with many entities for the purchase and sale of energy. Most of these contracts are considered a normal part of doing business and, as such, the mark-to-market value of these contracts is not reflected in the financial statements. However, the mark-to-market value of these contracts is considered when committing to new business from a credit perspective.

  PPL and PPL Energy Supply have credit exposures to energy trading partners. The majority of these exposures were the mark-to-market value of multi-year contracts for energy sales. Therefore, if these counterparties fail to perform their obligations under such contracts, the companies would not experience an immediate financial loss, but would experience lower revenues in future years to the extent that replacement sales could not be made at the same prices as sales under the defaulted contracts.

  At March 31, 2004, PPL had a credit exposure of $243 million to energy trading partners. Eleven counterparties accounted for 59% of this exposure. No other individual counterparty accounted for more than 3% of the exposure. With two exceptions, each of the eleven primary counterparties had an investment grade credit rating from Standard & Poor's Ratings Services (S&P). One non-investment grade counterparty, NorthWestern, has filed for Chapter 11 bankruptcy protection. This contract has been affirmed by the bankruptcy court, and PPL Montana has been granted critical vendor status. NorthWestern has assumed the power supply agreements in its bankruptcy proceeding. NorthWestern has remained current on all post-bankruptcy obligations with PPL Montana. See Note 8 under "Wholesale Energy Commitments" for additional information regarding the NorthWestern bankruptcy proceeding. The other non-investment grade counterparty is also current on its obligations under the existing contract.

  At March 31, 2004, PPL Energy Supply had a credit exposure of $237 million to energy trading partners. Eleven counterparties accounted for 61% of this exposure. No other individual counterparty accounted for more than 3% of the exposure. With two exceptions, each of the eleven counterparties had an investment grade credit rating from S&P. One non-investment grade counterparty, NorthWestern, has filed for Chapter 11 bankruptcy protection, as discussed above. The other non-investment grade counterparty is also current on its obligations under the existing contract.

  PPL and PPL Energy Supply have the right to request collateral from each of these counterparties, except for one government agency, in the event their credit ratings fall below investment grade. PPL Montana and NorthWestern have mutually agreed not to request collateral from each other while NorthWestern's Chapter 11 bankruptcy proceeding is pending. It is also the policy of PPL and PPL Energy Supply to enter into netting agreements with all of their counterparties to minimize credit exposure.

  In past periods, PPL Energy Supply has had an exposure to PPL Electric under the long-term contract to provide PPL Electric's PLR load. However, increases in electricity prices during the quarter have reversed this position. At March 31, 2004, PPL Electric had a mark-to-market exposure to PPL Energy Supply of $800 million. In accordance with the terms of one of the PLR contracts, PPL Energy Supply provided PPL Electric with performance assurance in the amount of $300 million, the maximum amount required under the contract. This is the only credit exposure for PPL Electric that has a mark-to-market element. No other counterparty accounts for more than 1% of PPL Electric's total exposure.

  Pension and Other Postretirement Benefits

  (PPL and PPL Energy Supply)

  The components of net pension and other postretirement benefit costs (credits) were as follows:

	Pension Benefits				Other Postretirement Benefits

	Three Months Ended March 31,				Three Months Ended March 31,

	2004		2003		2004	2003

	Domestic	International	Domestic	International

PPL
Service cost	$12	$4	$10	$3	$1	$2

Interest cost	28	36	26	31	6	7

Expected return on plan assets	(38)	(53)	(36)	(47)	(4)	(3)

Amortization of transition obligation	(1)		(1)		2	2

Amortization of prior service cost	4	1	4	1		2

Amortization of (gain)/loss	(2)	2	(4)		2	1

Net periodic pension and other postretirement benefit cost/(credit)	$3	$(10)	$(1)	$(12)	$7	$11

PPL Energy Supply
Service cost	$1	$4	$1	$3

Interest cost	1	36	1	31

Expected return on plan assets	(1)	(53)	(1)	(47)

Amortization of prior service cost		1		1

Amortization of loss		2

Net periodic pension and other postretirement benefit cost/(credit)	$1	$(10)	$1	$(12)

  Medicare Prescription Drug, Improvement and Modernization Act of 2003 (PPL, PPL Energy Supply and PPL Electric)

  In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduces a prescription drug benefit under Medicare and also provides for a federal subsidy to sponsors of retiree health care benefit plans that provide an actuarially equivalent level of prescription drug benefits. The subsidy would be 28% of eligible drug costs for retirees that are over age 65 and covered under PPL's other postretirement benefit plans.

  The impact of the Act on the provisions of SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," has yet to be determined by the FASB. PPL has elected to defer recognition of the potential impact of the Act, as allowed under FSP FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," which was issued by the FASB in January 2004. Thus, the measures of PPL's accumulated postretirement benefit obligations and net postretirement benefit costs in the financial statements and accompanying notes do not reflect the effects of the Act. PPL could be required to change previously reported information upon issuance of final accounting guidance related to the Act, as PPL's other postretirement benefit plans provide prescription drug coverage to retirees that may be eligible for the federal subsidy.

  Asset Retirement Obligations

  (PPL and PPL Energy Supply)

  PPL and PPL Energy Supply adopted SFAS 143, "Accounting for Asset Retirement Obligations," effective January 1, 2003. SFAS 143 addresses the accounting for obligations associated with the retirement of tangible long-lived assets. In connection with the adoption of SFAS 143, PPL and PPL Energy Supply recorded a cumulative effect of adoption that increased net income by $63 million.

  Amounts collected from PPL Electric's customers for decommissioning, less applicable taxes, are deposited in external trust funds for investment and can only be used for future decommissioning costs. The fair value of the nuclear decommissioning trust was $370 million as of March 31, 2004 and $357 million as of December 31, 2003.

  PPL and PPL Energy Supply's AROs are included in "Deferred Credits and Other Noncurrent Liabilities - Other" on the Balance Sheet. The changes in the carrying amounts of the AROs were as follows:

PPL and PPL Energy Supply

ARO at December 31, 2003	$242

Accretion expense	5

Settlement	(3)

ARO at March 31, 2004	$244

  Workforce Reduction

  (PPL, PPL Energy Supply and PPL Electric)

  In an effort to improve operational efficiency and reduce costs, PPL and its subsidiaries commenced a workforce reduction assessment in June 2002. The program was broad-based and impacted all employee groups except certain positions that are key to providing high-quality service to PPL's electricity delivery customers.

  During 2002 and 2003, PPL recorded total charges of $84 million. PPL Energy Supply recorded charges of $41 million in 2002. During 2002 and 2003, PPL Electric recorded total charges of $42 million, including the charges associated with implementation of the Automated Meter Reading project. There was no impact to earnings for the periods ended March 31, 2004 and 2003.

  As of March 31, 2004, 514 employees of PPL subsidiaries were terminated. Additional positions, which are primarily bargaining unit and are currently estimated at 97, are being evaluated for termination over the next six months, due to the timing of PPL Electric's Automated Meter Reading project and the displacement program under the bargaining unit contract. The program provides primarily for enhanced early retirement benefits and/or one-time special pension separation allowances based on an employee's age and years of service. These features of the program are paid from the PPL Retirement Plan pension trust and increased PPL's pension liabilities in 2002 and 2003 when recorded. Substantially all of the accrued non-pension benefits have been paid.

  New Accounting Standards

  FIN 46(R) (PPL, PPL Energy Supply and PPL Electric)

  In December 2003, the FASB issued Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," which is known as FIN 46(R) and replaces FIN 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." See Note 22 to the Financial Statements contained in each Registrants' Annual Report to the SEC on Form 10-K for the year ended December 31, 2003 for a discussion of FIN 46 and the impact of its adoption for certain entities. FIN 46(R) does not change the general consolidation concepts of FIN 46. Among other things, FIN 46(R) clarifies certain provisions of FIN 46 and provides additional scope exceptions for certain types of businesses. FIN 46(R) provides that a public entity that is not a small business issuer should apply the provisions of FIN 46(R) to all entities no later than the end of the first reporting period that ends after March 15, 2004. PPL and its subsidiaries adopted FIN 46(R) for all entities effective March 31, 2004. This adoption did not have a material impact on the results of PPL and its subsidiaries.

  EITF 03-1 (PPL, PPL Energy Supply and PPL Electric)

  In March 2004, the FASB ratified certain consensus in EITF 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." EITF 03-1 provides guidance for determining when an investment in certain debt and equity securities is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. EITF 03-1 also contains disclosure requirements related to information about impairments that have not been recognized as other than temporary as well as disclosure requirements for investments accounted for under the cost method. The recognition and measurement provisions of EITF 03-1 are required to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. The disclosure provisions related to cost method investments are effective for annual financial statements for fiscal years ending after June 15, 2004, while all other disclosure provisions were effective for annual financial statements for fiscal years ending after December 15, 2003. PPL and its subsidiaries are in the process of evaluating the impact of adopting the recognition and measurement provisions of EITF 03-1 effective July 1, 2004. The potential impact of adopting EITF 03-1 is not yet determinable, but could be material.

  EITF 03-6 (PPL)

  In March 2004, the FASB ratified EITF 03-6, "Participating Securities and the Two-Class Method under FASB Statement No. 128, 'Earnings per Share'." EITF 03-6 addresses a number of issues regarding the calculation of basic EPS by companies that have issued securities other than common stock that participate in dividends and earnings, which are known as participating securities. EITF 03-6 requires participating securities to be included in the calculation of basic EPS using the two-class method and provides guidance in applying the two-class method. EITF 03-6 is effective for reporting periods beginning after March 31, 2004, and it requires restatement of prior periods. PPL is in the process of evaluating the impact of adopting EITF 03-6. The potential impact of adopting EITF 03-6 is not yet determinable, but could be material.

  EITF 03-16 (PPL, PPL Energy Supply and PPL Electric)

  In March 2004, the FASB ratified EITF 03-16, "Accounting for Investments in Limited Liability Companies." EITF 03-16 provides that an investment in a limited liability company (LLC) that maintains a specific ownership account for each investor should be viewed similarly to an investment in a limited partnership for purposes of determining whether a noncontrolling interest in the LLC should be accounted for using the cost or equity method. EITF 03-16 is effective for reporting periods beginning after June 15, 2004 and is required to be applied as a change in accounting principle with a cumulative effect adjustment reflected in the period of adoption. PPL and its subsidiaries are in the process of evaluating the impact of adopting EITF 03-16 effective July 1, 2004. The potential impact of adopting EITF 03-16 is not yet determinable, but could be material.

  FSP FAS 106-1 (PPL, PPL Energy Supply and PPL Electric)

  See Note 12 for a discussion of FSP FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003."

PPL CORPORATION AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

PPL is an energy and utility holding company with headquarters in Allentown, PA. See Item 1, "Business - Background" in PPL's Annual Report to the SEC on Form 10-K for the year ended December 31, 2003 for descriptions of PPL's major segments. See Exhibit 99 in Item 15 in PPL's Form 10-K for the current corporate organization structure. Through its subsidiaries, PPL is primarily engaged in the generation and marketing of electricity in two key markets - the northeastern and western U.S. - and in the delivery of electricity in Pennsylvania, the U.K. and Latin America. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in PPL's Annual Report to the SEC on Form 10-K for the year ended December 31, 2003 for an overview of PPL's strategy and the risks and the challenges that it faces in its business.

The information provided in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with PPL's Condensed Consolidated Financial Statements and the accompanying Notes.

Terms and abbreviations appearing herein are explained in the glossary. Dollars are in millions, except per share data, unless otherwise noted.

Results of Operations

The following discussion, which explains significant changes in principal items on the Statement of Income, compares the three months ended March 31, 2004 to the comparable period in 2003.

WPD's results, as consolidated in PPL's Statement of Income, are impacted by changes in foreign currency exchange rates. For the three months ended March 31, 2004, as compared to the same period in 2003, changes in foreign exchange rates increased WPD's portion of revenue and expense line items by about 13%.

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

Earnings

Net income and the related EPS, were as follows:

	Three Months Ended March 31,

	2004	2003

Net income	$177	$239

EPS - basic	$1.00	$1.43

EPS - diluted	$0.99	$1.43

The after-tax changes in net income were primarily due to:

Three Months Ended March 31, 2004 vs. March 31, 2003

Domestic:

Eastern U.S. margins	$12

Net energy trading margins	8

Northwestern U.S. margins	4

Southwestern U.S. margins	1

Operation and maintenance expenses	(19)

Depreciation	(4)

Taxes, other than income (excluding gross receipts tax)	7

Energy related businesses	(4)

Interest expense and preferred distributions	(3)

Other	1

Total Domestic	3

International:

U.K.:

Impact of changes in foreign currency exchange rates	7

Other	2

Latin America	1

Other	(4)

Total International	6

Unusual items	(71)

$(62)

The changes in net income from period to period were, in part, attributable to two unusual items with significant earnings impacts. The after-tax impacts of these unusual items are shown below.

	Three Months Ended March 31,

	2004	2003

Accounting change:

ARO (Note 13)		$63

Sale of CGE (Note 7)	$(8)

Total	$(8)	$63

The period to period changes in earnings components, including margins by region and income statement line items, are discussed in the balance of the discussion in "Results of Operations."

PPL's future earnings could be, or will be, impacted by a number of key factors, including the following:

  Due to current electricity and natural gas price levels, there is a risk that PPL may be unable to recover its investment in new gas-fired generation facilities. Under GAAP, PPL does not believe that there is an impairment charge to be recorded for these facilities at this time. PPL is unable to predict the ultimate earnings impact of this issue, based upon future energy price levels, applicable accounting rules and other factors, but such impact may be material.
  Market prices for electricity and fuel may negatively impact energy margins and earnings.
  PPL is unable to predict whether future impairments of goodwill may be required for its domestic and international investments. While no goodwill impairments were required based on the annual review performed in the fourth quarter of 2003, future impairments may occur due to determinations of carrying value exceeding the fair value of these investments.
  In March 2004, PPL Electric filed a proposal with the PUC to increase distribution rates by approximately $164 million and to pass through to customers approximately $57 million in increased transmission charges that PPL Electric pays to PJM for transmission services. The PUC's review of the distribution rate request is expected to take about nine months. Transmission services are provided under the PJM Open Access Transmission Tariff, a rate schedule filed with and approved by the FERC. Under the federal "filed rate doctrine," such FERC-approved rates may be recovered from retail customers without a review of those rates by a state agency such as the PUC. In addition, PPL Electric's PUC-approved retail tariff permits the automatic pass-through of transmission charges. PPL Electric agreed to a cap on both of these charges until December 31, 2004 as part of its 1998 settlement under the PUC Final Order. Generation charges for customers who do not select an alternative energy supplier are fixed through 2009 and are not affected by these changes. The combination of the proposed distribution rate increase and transmission charge pass-through would result in an 8.1% increase over PPL Electric's present rates effective January 1, 2005. PPL Electric cannot predict the outcome of this proceeding.
  Earnings in 2005 and beyond are expected to be negatively impacted by a rate review of the delivery business of WPD (South West) and WPD (South Wales). PPL cannot predict the ultimate outcome of the rate review. See Note 8 to the Financial Statements for additional information.
  PPL has interests in two synfuel facilities and receives tax credits pursuant to Section 29 of the Internal Revenue Code based on its sale of synfuel to unaffiliated third-party purchasers. PPL has estimated that these facilities will contribute approximately $0.13 to its EPS in 2004, approximately $0.16 to its EPS in 2005 and 2006 and approximately $0.17 to its EPS in 2007. See Note 8 to the Financial Statements for a discussion of the IRS review of synfuel production procedures.

Domestic Gross Energy Margins

The following table provides changes in income statement line items that compose domestic gross energy margins:

Three Months Ended March 31, 2004 vs. March 31, 2003

Utility revenues	$66

Unregulated retail electric and gas revenues	(20)

Wholesale energy marketing revenues	(20)

Net energy trading margins	14

Other revenue adjustments (a)	(31)

Total revenues	9

Fuel	6

Energy purchases	(32)

Other cost adjustments (a)	(8)

Total cost of sales	(34)

Domestic gross energy margins	$43

(a)

Adjusted to exclude the impact of any revenues and costs not associated with domestic energy margins, in particular, revenues and energy costs related to the international operations of PPL Global and the domestic delivery operations of PPL Electric and PPL Gas Utilities. Also adjusted to include gains on sales of emission allowances, which are reflected in "Other operation and maintenance" expenses on the Statement of Income.

Changes in Gross Domestic Energy Margins By Region

Domestic energy margins are generated through PPL's normal and hedge activities (non-trading), as well as trading activities. Non-trading margins are now discussed on a geographic basis rather than on an activity basis, as previously provided. A regional perspective more closely matches the internal view of how PPL's energy business is managed.

Three Months Ended March 31, 2004 vs. March 31, 2003

Eastern U.S.	$21

Northwestern U.S.	7

Southwestern U.S.	1

Net energy trading	14

Domestic gross energy margins	$43

Eastern U.S.

Eastern U.S. non-trading margins were higher for the three months ended March 31, 2004, compared to the same period in 2003, due to higher prices and volumes, as well as a lower-cost mix of generation. Wholesale sale prices increased 5% and volumes increased 4%, primarily due to serving new competitive load obligations in Connecticut and New Jersey. Retail energy prices increased about 1% in accordance with the schedule established by the PUC's Final Order, and retail volumes increased 4% primarily due to the return of customers who previously shopped for energy in the competitive market in Pennsylvania. Finally, supply costs did not increase proportionally because increased generation from coal units displaced marginal-cost oil units. These coal units had improved performance in 2004 over 2003 because of differences in planned outage schedules and the elimination of transmission constraints.

Northwestern U.S.

Northwestern U.S. non-trading margins were higher for the three months ended March 31, 2004, compared to the same period in 2003, primarily due to higher sales prices combined with improved generation production. Sales prices rose 8% for the three months ended March 31, 2004, compared to the same period in 2003. Hydro generation production rose 12% due to more precipitation, and coal generation production rose 6% due to operational improvements.

Southwestern U.S.

Southwestern U.S. non-trading margins increased by $1 million for the three months ended March 31, 2004, compared to the same period in 2003, because of lower market prices for purchased power.

Net Energy Trading

PPL enters into certain energy contracts that meet the criteria of trading derivatives as defined by EITF 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities." These physical and financial contracts cover trading activity associated with electricity, gas and oil. The $14 million increase for the three months ended March 31, 2004, compared to the same period in 2003, was primarily due to unrealized gas derivative gains from increases in natural gas prices for the three months ended March 31, 2004, and realized and unrealized electric swap losses for the three months ended March 31, 2003. The physical volumes associated with energy trading were 994 GWh and 2.4 Bcf for the three months ended March 31, 2004, compared to 1,213 GWh and no Bcf for the three months ended March 31, 2003.

Utility Revenues

The increase (decrease) in utility revenues was attributable to the following:

Three Months Ended March 31, 2004 vs. March 31, 2003

Domestic:

Retail electric revenue (PPL Electric)
PLR electric generation supply	$30

Other	(1)

Wholesale electric revenue (PPL Electric)	(5)

Gas revenue (PPL Gas Utilities)	4

International:

Retail electric delivery (PPL Global)
U.K.	26

Chile	12

$66

The increase in utility revenues for the three months ended March 31, 2004, compared with the same period in 2003, was primarily due to:

  higher PLR revenues due to higher energy and capacity rates in 2004 compared with 2003, and a 4% increase in volumes, in part due to return of customers previously served by alternate suppliers;
  higher PPL Gas Utilities revenues, primarily due to the increase in natural gas prices which are a pass-through to customer rates;
  higher WPD revenues in the U.K., primarily due to the change in foreign currency exchange rates from period to period; and
  higher revenues in Chile, primarily due to higher energy prices, which are a pass-through to customer rates.

Energy Related Businesses

Energy related businesses contributed $25 million less to operating income for the three months ended March 31, 2004, compared to the same period in 2003. The decrease resulted primarily from a $15 million loss on the sale of PPL Global's minority interest in CGE (see Note 7 to the Financial Statements), a $4 million decrease in WPD net revenues due largely to contract terminations in 2003 and 2004, and a $2 million decrease in contributions from mechanical contracting and engineering subsidiaries due to the continued decline in capital spending in commercial and industrial markets and lower margins experienced in those markets.

Other Operation and Maintenance

The increase in other operation and maintenance expenses was primarily due to:

Three Months Ended March 31, 2004 vs. March 31, 2003

Timing of outage costs associated with the planned refueling and inspection at the Susquehanna station, and of other nuclear-related expenses	$16

Insurance settlements - property damage and environmental which were recorded in 2003	12

Increase in foreign currency exchange rates	4

Decrease in domestic and international pension income	4

Outage costs associated with planned maintenance at the Montour plant	3

Lease expense on office building and parking garage	2

Decrease in other postretirement benefit expense	(4)

Gains on sales of emission allowances	(4)

Other	6

$39

The $4 million decrease in net pension income was attributable to a reduction in the discount rate assumptions for PPL's domestic and international pension plans. Although financial markets have improved and PPL's domestic and international pension plans have experienced significant asset gains, interest rates on fixed-income obligations have continued to fall, requiring a further reduction in the discount rate assumption as of December 31, 2003. The reduction in the discount rate assumption has a significant impact on the measurement of plan obligations and net pension costs, which will result in PPL's recognition of lower levels of net pension income in 2004. See Note 12 to the Financial Statements for details of the costs of PPL's pension plans.

Depreciation

The increase in depreciation expense was primarily due to:

Three Months Ended March 31, 2004 vs. March 31, 2003

Additions to PP&E	$4

Foreign currency exchange rates	4

2003 purchase accounting adjustments to WPD assets	(9)

Consolidation of the lessor of the Sundance and University Park generation facilities due to FIN 46	4

$3

Taxes, Other Than Income

Taxes, other than income, decreased by $8 million during the three months ended March 31, 2004, compared with the same period in 2003. In the first quarter of 2004, PPL Electric reversed $14 million of accrued 1998 and 1999 PURTA taxes that had been previously accrued based on potential exposure of third-party intervention in the proceedings regarding the Susquehanna nuclear station tax assessment. The rights of these third parties to further appeal expired in 2004. This decrease was partially offset by increases in WPD's property taxes, primarily related to the impact of changes in foreign currency exchange rates and adjustments recorded in 2003, as well as increases in domestic gross receipts tax and capital stock tax.

Other Income - net

See Note 10 to the Financial Statements for details of other income.

Financing Costs

Financing costs, which include "Interest Expense" and "Distributions on Preferred Securities," increased by $5 million during the three months ended March 31, 2004, compared with the same period in 2003, primarily due to:

  $14 million of additional long-term debt interest from WPD's additional debt issuances in March and May 2003;
  $6 million of additional interest due to the consolidation of the lessor of the Sundance and University Park generation facilities on December 31, 2003 in accordance with FIN 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51;" and
  $2 million of additional long-term debt interest due to PPL Energy Supply's issuance of Convertible Senior Notes in May 2003; offset by
  $7 million of lower interest on short-term debt due to less commercial paper and WPD short-term debt outstanding;
  a $6 million decrease in long-term interest due to debt retirements in 2003; and
  a $3 million decrease in amortization expense.

Discontinued Operations

See "Discontinued Operations" in Note 7 to the Financial Statements for information regarding the loss of $1 million recorded in the first quarter of 2004 related to PPL Global's plan of sale of its investment in a Latin American telecommunications company.

Cumulative Effect of a Change in Accounting Principle

PPL adopted SFAS 143, "Accounting for Asset Retirement Obligations," effective January 1, 2003. SFAS 143 addresses the accounting for obligations associated with the retirement of tangible long-lived assets. Application of the new rules resulted in a cumulative effect of adoption that increased net income by $63 million in 2003. See Note 21 to the Financial Statements in PPL's Annual Report to the SEC on Form 10-K for the year ended December 31, 2003 for additional information.

Financial Condition

Liquidity

At March 31, 2004, PPL had $572 million of cash and cash equivalents and $53 million of short-term debt. At December 31, 2003, PPL had $476 million in cash and cash equivalents and $56 million of short-term debt. The increase in PPL's cash position was the net result of:

  $318 million of cash provided by operating activities;
  proceeds of $123 million from the sale of CGE;
  the issuance of $14 million of long-term debt; and
  the issuance of $12 million of common stock; offset by
  the retirement of $107 million of long-term debt;
  payment of $70 million of common and preferred dividends; and
  $192 million of capital expenditures.

Rating Agency Decisions

Standard & Poor's Ratings Services (S&P), Moody's Investors Service, Inc. (Moody's) and Fitch Ratings (Fitch) periodically review the credit ratings on the debt and preferred securities of PPL and its subsidiaries. Based on their respective reviews, the rating agencies may make certain ratings revisions.

Management does not expect these ratings decisions to limit PPL's or its subsidiaries' ability to fund their short-term liquidity needs through the issuance of commercial paper or borrowing under the subsidiaries' revolving credit facilities. In addition, management does not expect these ratings decisions to impact PPL's or its subsidiaries' ability to raise new long-term debt. These ratings decisions will have an immaterial impact on the cost for PPL's subsidiaries to maintain their credit facilities, as well as on the cost of any new long-term debt.

The ratings of S&P, Moody's and Fitch are not a recommendation to buy, sell or hold any securities of PPL or its subsidiaries. Such ratings may be subject to revisions or withdrawal by the agencies at any time and should be evaluated independently of each other and any other rating that may be assigned to their securities.

In September 2003, Moody's announced that it was placing PPL Montana's 8.903% Pass-Through Certificates due 2020 under review for possible downgrade. During the first quarter of 2004, Moody's affirmed its stable outlook on these securities which are currently rated 'Baa3'.

For additional information on PPL's Liquidity, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in PPL's Annual Report to the SEC on Form 10-K for the year ended December 31, 2003.

Risk Management - Energy Marketing & Trading and Other

Market Risk

Commodity Price Risk (Non-trading)

PPL's commodity derivative contracts that qualify for hedge accounting treatment mature at various times through 2010. The following chart sets forth PPL's net fair market value of these contracts:

	Three Months Ended March 31,

	2004	2003

Fair value of contracts outstanding at the beginning of the period	$86	$63

Contracts realized or otherwise settled during the period	(24)	(7)

Fair value of new contracts at inception

Other changes in fair values	23	77

Fair value of contracts outstanding at the end of the period	$85	$133

During the three months ended March 31, 2004 and 2003, PPL realized or otherwise settled net gains of approximately $24 million and $7 million related to contracts entered into prior to January 1 of the previous year. These amounts do not reflect intra-quarter contracts that were entered into and settled during the periods.

"Other changes in fair values," a gain of approximately $23 million and $77 million, represents changes in the market value that occurred during the three months ended March 31, 2004 and 2003 for contracts that were outstanding at the end of each period.

The following chart segregates estimated fair values of PPL's commodity derivative contracts that qualify for hedge accounting treatment at March 31, 2004 based on whether the fair values are determined by quoted market prices or other more subjective means.

	Fair Value of Contracts at Period-End Gains/(Losses)

	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years	Total Fair Value

Source of Fair Value

Prices actively quoted	$9				$9

Prices provided by other external sources	51	$31	$(5)	$(1)	76

Prices based on models and other valuation methods

Fair value of contracts outstanding at the end of the period	$60	$31	$(5)	$(1)	$85

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

As of March 31, 2004, PPL estimated that a 10% adverse movement in market prices across all geographic areas and time periods would have decreased the value of the commodity contracts in its non-trading portfolio by approximately $170 million, compared to a decrease of $196 million at March 31, 2003. However, the change in the value of the non-trading portfolio would have been substantially offset by an increase in the value of the underlying commodity, the electricity generated, because these contracts serve to reduce the market risk inherent in the generation of electricity. Additionally, the value of PPL's unsold generation would be improved. Because PPL's electricity portfolio is generally in a net sales position, the adverse movement in prices is usually an increase in prices. Conversely, because PPL's commodity fuels portfolio is generally in a net purchase position, the adverse movement in prices is usually a decrease in prices. If both of these scenarios happened, the implied margins for the unsold generation would increase.

In accordance with its marketing strategy, PPL does not completely hedge its generation output or fuel requirements. PPL estimates that for its entire portfolio, including all generation and physical and financial energy positions, a 10% adverse change in power prices across all geographic zones and time periods would decrease expected 2004 gross margins by about $6 million. Similarly, a 10% adverse movement in all fossil fuel prices would decrease 2004 gross margins by $4 million.

Commodity Price Risk (Trading)

PPL's trading contracts mature at various times through 2006. The following chart sets forth PPL's net fair market value of trading contracts:

	Three Months Ended March 31,

	2004	2003

Fair value of contracts outstanding at the beginning of the period	$3	$(6)

Contracts realized or otherwise settled during the period	(3)	(1)

Fair value of new contracts at inception	4

Other changes in fair values	7	(9)

Fair value of contracts outstanding at the end of the period	$11	$(16)

During the three months ended March 31, 2004 and 2003, PPL realized or otherwise settled net gains of approximately $3 million and $1 million related to trading contracts entered into prior to January 1 of the previous year. These amounts do not reflect intra-year contracts that were entered into and settled during the periods.

The fair value of new contracts at inception is usually zero, because they are entered into at current market prices. However, when PPL enters into an option contract, a premium is paid or received. PPL paid a net of $4 million during the three months ended March 31, 2004 for these option contracts.

"Other changes in fair values," a gain/(loss) of approximately $7 million and $(9) million, represents changes in the market value that occurred during the three months ended March 31, 2004 and 2003 for contracts that were outstanding at the end of each period.

As of March 31, 2004, the net loss on PPL's trading activities expected to be recognized in earnings during the next three months is approximately $2 million.

The following chart segregates estimated fair values of PPL's trading portfolio at March 31, 2004 based on whether the fair values are determined by quoted market prices or other more subjective means.

	Fair Value of Contracts at Period-End Gains/(Losses)

	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years	Total Fair Value

Source of Fair Value

Prices actively quoted	$1				$1

Prices provided by other external sources		$4			4

Prices based on models and other valuation methods	4	2			6

Fair value of contracts outstanding at the end of the period	$5	$6			$11

As of March 31, 2004, PPL estimated that a 10% adverse movement in market prices across all geographic areas and time periods would have decreased the value of the commodity contracts in its trading portfolio by $10 million, compared to a decrease of $6 million at March 31, 2003.

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

At March 31, 2004, PPL's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was estimated at $3 million.

PPL is also exposed to changes in the fair value of its U.S. and international debt portfolios. At March 31, 2004, PPL estimated that its potential exposure to a change in the fair value of its debt portfolio, through a 10% adverse movement in interest rates, was $160 million.

PPL utilizes various risk management instruments to reduce its exposure to adverse interest rate movements for future anticipated financing. While PPL is exposed to changes in the fair value of these instruments, they are designed such that an economic loss in value should generally be offset by interest rate savings at the time the future anticipated financing is completed. At March 31, 2004, PPL estimated that its potential exposure to a change in the fair value of these instruments, through a 10% adverse movement in interest rates, was approximately $3 million.

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

PPL executed forward sale transactions for £21.4 million to hedge a portion of its net investment in WPDH Limited. The estimated value of these agreements as of March 31, 2004 was $5 million, being the amount PPL would pay to terminate the transactions.

PPL executed forward sale transactions for 79.6 billion Chilean pesos to hedge a portion of its net investment in its subsidiary that owned the investment in CGE. The estimated value of these agreements as of March 31, 2004, being the amount PPL would receive to terminate the transactions, was $2 million.

To protect expected income in British pounds sterling, PPL entered into average rate options for £44 million. At March 31, 2004, the market value of these positions, representing the amount PPL would pay to terminate them, was insignificant.

To protect expected income in Chilean pesos, PPL entered into average rate options for 4.1 billion Chilean pesos. At March 31, 2004, the market value of these positions, representing the amount PPL would pay to terminate them, was insignificant.

WPDH Limited executed cross-currency swaps totaling $1.5 billion to hedge the interest payments and value of its U.S. dollar-denominated bonds. The estimated value of this position on March 31, 2004, being the amount PPL would pay to terminate them, including accrued interest, was $204 million.

On the Statement of Income, gains and losses associated with hedges of interest payments denominated in foreign currencies are reflected in "Interest Expense." Gains and losses associated with the purchase of equipment are reflected in "Depreciation." Gains and losses associated with net investment hedges remain in "Accumulated other comprehensive loss" on the Balance Sheet until the investment is disposed.

Nuclear Decommissioning Fund - Securities Price Risk

In connection with certain NRC requirements, PPL Susquehanna maintains trust funds to fund certain costs of decommissioning the Susquehanna station. As of March 31, 2004, these funds were invested primarily in domestic equity securities and fixed-rate, fixed-income securities and are reflected at fair value on PPL's Balance Sheet. The mix of securities is designed to provide returns to be used to fund Susquehanna's decommissioning and to compensate for inflationary increases in decommissioning costs. However, the equity securities included in the trusts are exposed to price fluctuation in equity markets, and the values of fixed-rate, fixed-income securities are exposed to changes in interest rates. PPL Susquehanna actively monitors the investment performance and periodically reviews asset allocation in accordance with its nuclear decommissioning trust policy statement. At March 31, 2004, a hypothetical 10% increase in interest rates and a 10% decrease in equity prices would have resulted in an estimated $26 million reduction in the fair value of the trust assets.

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

Credit Risk

Credit risk relates to the risk of loss that PPL would incur as a result of non-performance by counterparties of their contractual obligations. PPL maintains credit policies and procedures with respect to counterparties (including requirements that counterparties maintain certain credit ratings criteria) and requires other assurances in the form of credit support or collateral in certain circumstances in order to limit counterparty credit risk. However, PPL has concentrations of suppliers and customers among electric utilities, natural gas distribution companies and other energy marketing and trading companies. These concentrations of counterparties may impact PPL's overall exposure to credit risk, either positively or negatively, in that counterparties may be similarly affected by changes in economic, regulatory or other conditions. PPL records certain non-performance reserves to reflect the probability that a counterparty with contracts that are out of the money (from the counterparty's standpoint) will default in its performance, in which case PPL would have to sell into a lower-priced market or purchase from a higher-priced market. These reserves are reflected in the fair value of assets recorded in "Price risk management assets" on the Balance Sheet. PPL also records reserves to reflect the probability that a counterparty will not make payments for deliveries PPL has made but not yet billed. These reserves are reflected in "Unbilled revenues" on the Balance Sheet. PPL has also established a reserve with respect to certain sales to the California ISO for which PPL has not yet been paid, as well as a reserve related to PPL's exposure as a result of the Enron bankruptcy, which are reflected in "Accounts receivable" on the Balance Sheet. See Note 8 to the Financial Statements for additional information on the sales to the California ISO.

Related Party Transactions

PPL is not aware of any material ownership interests or operating responsibility by senior management of PPL, PPL Energy Supply or PPL Electric in outside partnerships, including leasing transactions with variable interest entities, or other entities doing business with PPL.

Acquisitions, Development and Divestitures

From time to time, PPL and its subsidiaries are involved in negotiations with third parties regarding acquisitions, joint ventures and other arrangements which may or may not result in definitive agreements. See Note 7 to the Financial Statements for information regarding recent acquisitions and development activities.

At March 31, 2004, PPL had domestic generation projects under development which will provide 863 MW of additional generation. In April 2004, the turbine upgrade for PPL Susquehanna Unit 1 was completed. This project provides a nominal power increase of 50 MW of generation capacity, of which PPL Susquehanna has a 90% undivided interest.

PPL is continuously reexamining development projects based on market conditions and other factors to determine whether to proceed with these projects, sell them, cancel them, expand them, execute tolling agreements or pursue other opportunities.

Environmental Matters

See Note 8 to the Financial Statements for a discussion of environmental matters.

New Accounting Standards

See Note 15 to the Financial Statements for information on new accounting standards adopted in 2004 or pending adoption.

Application of Critical Accounting Policies

PPL's financial condition and results of operations are impacted by the methods, assumptions and estimates used in the application of critical accounting policies. The following accounting policies are particularly important to the financial condition or results of operations of PPL, and require estimates or other judgments of matters inherently uncertain: price risk management, pension and other postretirement benefits, asset impairment, leasing, loss contingencies and asset retirement obligations.

See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in PPL's Annual Report to the SEC on Form 10-K for the year ended December 31, 2003 for a discussion of each critical accounting policy. PPL's senior management has reviewed these critical accounting policies, and the estimates and assumptions regarding them, with its Audit Committee. In addition, PPL's senior management reviewed the Form 10-K disclosures regarding the application of these critical accounting policies with the Audit Committee.

PPL ENERGY SUPPLY, LLC AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

PPL Energy Supply is an energy company with headquarters in Allentown, PA. See Item 1, "Business - Background" in PPL Energy Supply's Annual Report to the SEC on Form 10-K for the year ended December 31, 2003 for a description of PPL Energy Supply's domestic and international businesses. See Exhibit 99 in Item 15 in PPL Energy Supply's Form 10-K for a listing of its principal subsidiaries. Through its subsidiaries, PPL Energy Supply is primarily engaged in the generation and marketing of electricity in two key markets - the northeastern and western U.S. - and in the delivery of electricity in the U.K. and Latin America. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in PPL Energy Supply's Annual Report to the SEC on Form 10-K for the year ended December 31, 2003 for an overview of PPL Energy Supply's strategy and the risks and the challenges that it faces in its business.

The information provided in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with PPL Energy Supply's Condensed Consolidated Financial Statements and the accompanying Notes.

Terms and abbreviations appearing herein are explained in the glossary. Dollars are in millions unless otherwise noted.

Results of Operations

The following discussion, which explains significant changes in principal items on the Statement of Income, compares the three months ended March 31, 2004 to the comparable period in 2003.

WPD's results, as consolidated in PPL Energy Supply's Statement of Income, are impacted by changes in foreign currency exchange rates. For the three months ended March 31, 2004, as compared to the same period in 2003, changes in foreign exchange rates increased WPD's portion of revenue and expense line items by about 13%.

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

Earnings

Net income was as follows:

Three Months Ended March 31,

2004	2003

$146	$216

The after-tax changes in net income were primarily due to:

Three Months Ended March 31, 2004 vs. March 31, 2003

Domestic:

Eastern U.S. margins	$12

Net energy trading margins	8

Northwestern U.S. margins	4

Southwestern U.S. margins	1

Depreciation	(2)

Interest expense	(5)

Operation and maintenance expenses	(12)

Other income - affiliated interest	(4)

Energy related businesses	(4)

Other	(3)

Total Domestic	(5)

International:

U.K.:

Impact of changes in foreign currency exchange rates	7

Other	2

Latin America	1

Other	(4)

Total International	6

Unusual items	(71)

$(70)

The changes in net income from period to period were, in part, attributable to two unusual items with significant earnings impacts. The after-tax impacts of these unusual items are shown below.

	Three Months Ended March 31,

	2004	2003

Accounting change:

ARO (Note 13)		$63

Sale of CGE (Note 7)	$(8)

Total	$(8)	$63

The period to period changes in earnings components, including margins by region and income statement line items, are discussed in the balance of the discussion in "Results of Operations."

PPL Energy Supply's future earnings could be, or will be, impacted by a number of key factors, including the following:

  Due to current electricity and natural gas price levels, there is a risk that PPL Energy Supply may be unable to recover its investment in new gas-fired generation facilities. Under GAAP, PPL Energy Supply does not believe that there is an impairment charge to be recorded for these facilities at this time. PPL Energy Supply is unable to predict the ultimate earnings impact of this issue, based upon future energy price levels, applicable accounting rules and other factors, but such impact may be material.
  Market prices for electricity and fuel may negatively impact energy margins and earnings.
  PPL Energy Supply is unable to predict whether future impairments of goodwill may be required for its domestic and international investments. While no goodwill impairments were required based on the annual review performed in the fourth quarter of 2003, future impairments may occur due to determinations of carrying value exceeding the fair value of these investments.
  Earnings in 2005 and beyond are expected to be negatively impacted by a rate review of the delivery business of WPD (South West) and WPD (South Wales). PPL Energy Supply cannot predict the ultimate outcome of the rate review. See Note 8 to the Financial Statements for additional information.
  PPL Energy Supply has interests in two synfuel facilities and receives tax credits pursuant to Section 29 of the Internal Revenue Code based on its sale of synfuel to unaffiliated third-party purchasers. PPL Energy Supply has estimated that these facilities will contribute approximately $23 million to earnings in 2004, approximately $30 million to earnings in 2005 and 2006 and approximately $32 million to earnings in 2007. See Note 8 to the Financial Statements for a discussion of the IRS review of synfuel production procedures.

Domestic Gross Energy Margins

The following table provides changes in income statement line items that comprise domestic gross energy margins:

Three Months Ended March 31, 2004 vs. March 31, 2003

Wholesale energy marketing revenues	$(20)

Wholesale energy marketing to affiliates	21

Unregulated retail electric and gas revenues	(20)

Net energy trading margins	14

Other revenue adjustments (a)	14

Total revenues	9

Fuel	5

Energy purchases	(34)

Energy purchases from affiliates	(7)

Other cost adjustments (a)	2

Total cost of sales	(34)

Domestic gross energy margins	$43

(a)

Adjusted to exclude the impact of any revenues and costs not associated with domestic energy margins, in particular, revenues and energy costs related to the international operations of PPL Global. Also adjusted to include gains on sales of emission allowances, which are reflected in "Other operation and maintenance" expenses on the Statement of Income.

Changes in Gross Domestic Energy Margins By Region

Domestic energy margins are generated through PPL's normal and hedge activities (non-trading), as well as trading activities. Non-trading margins are now discussed on a geographic basis rather than on an activity basis, as previously provided. A regional perspective more closely matches the internal view of how PPL's energy business is managed.

Three Months Ended March 31, 2004 vs. March 31, 2003

Eastern U.S.	$21

Northwestern U.S.	7

Southwestern U.S.	1

Net energy trading	14

Domestic gross energy margins	$43

Eastern U.S.

Eastern U.S. non-trading margins were higher for the three months ended March 31, 2004, compared to the same period in 2003, due to higher prices and volumes, as well as a lower-cost mix of generation. Wholesale sale prices increased 5% and volumes increased 4%, primarily due to serving new competitive load obligations in Connecticut and New Jersey. Retail energy prices increased about 1% in accordance with the schedule established by the PUC's Final Order, and retail volumes increased 4% primarily due to the return of customers who previously shopped for energy in the competitive market in Pennsylvania. Finally, supply costs did not increase proportionally because increased generation from coal units displaced marginal-cost oil units. These coal units had improved performance in 2004 over 2003 because of differences in planned outage schedules and the elimination of transmission constraints.

Northwestern U.S.

Northwestern U.S. non-trading margins were higher for the three months ended March 31, 2004, compared to the same period in 2003, primarily due to higher sales prices combined with improved generation production. Sales prices rose 8% for the three months ended March 31, 2004, compared to the same period in 2003. Hydro generation production rose 12% due to more precipitation, and coal generation production rose 6% due to operational improvements.

Southwestern U.S.

Southwestern U.S. non-trading margins increased by $1 million for the three months ended March 31, 2004, compared to the same period in 2003, because of lower market prices for purchased power.

Net Energy Trading

PPL enters into certain energy contracts that meet the criteria of trading derivatives as defined by EITF 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities." These physical and financial contracts cover trading activity associated with electricity, gas and oil. The $14 million increase for the three months ended March 31, 2004, compared to the same period in 2003, was primarily due to unrealized gas derivative gains from increases in natural gas prices for the three months ended March 31, 2004, and realized and unrealized electric swap losses for the three months ended March 31, 2003. The physical volumes associated with energy trading were 994 GWh and 2.4 Bcf for the three months ended March 31, 2004, compared to 1,213 GWh and no Bcf for the three months ended March 31, 2003.

Utility Revenues

The increase in utility revenues was attributable to the following:

Three Months Ended March 31, 2004 vs. March 31, 2003

International:

Retail electric delivery (PPL Global)

U.K.	$26

Chile	12

$38

The increase in utility revenues for the three months ended March 31, 2004, compared with the same period in 2003, was primarily due to:

  higher WPD revenues in the U.K., primarily due to the change in foreign currency exchange rates from period to period; and
  higher revenues in Chile primarily due to higher energy prices, which are a pass-through to customer rates.

Energy Related Businesses

Energy related businesses contributed $23 million less to operating income for the three months ended March 31, 2004, compared to the same period in 2003. The decrease resulted primarily from a $15 million loss on the sale of PPL Global's minority interest in CGE (see Note 7 to the Financial Statements), a $4 million decrease in WPD net revenues due largely to contract terminations in 2003 and 2004, and a $2 million decrease in contributions from mechanical contracting and engineering subsidiaries due to the continued decline in capital spending in commercial and industrial markets and lower margins experienced in those markets.

Other Operation and Maintenance

The increase in other operation and maintenance expenses was primarily due to:

Three Months Ended March 31, 2004 vs. March 31, 2003

Timing of outage costs associated with the planned refueling and inspection at the Susquehanna station, and of other nuclear-related expenses	$16

Insurance settlements - property damage and environmental which were recorded in 2003	12

Increase in foreign currency exchange rates	4

Outage costs associated with planned maintenance at the Montour plant	3

Decrease in domestic and international pension income	2

Gains on sales of emission allowances	(4)

Lower trademark license fees from a PPL subsidiary (see Note 9)	(3)

Decrease in other postretirement benefit expense	(1)

Other	(1)

$28

The $2 million decrease in net pension income was attributable to a reduction in the discount rate assumptions for PPL Energy Supply's domestic and international pension plans. Although financial markets have improved and PPL Energy Supply's domestic and international pension plans have experienced significant asset gains, interest rates on fixed-income obligations have continued to fall, requiring a further reduction in the discount rate assumption as of December 31, 2003. The reduction in the discount rate assumption has a significant impact on the measurement of plan obligations and net pension costs, which will result in PPL Energy Supply's recognition of lower levels of net pension income in 2004. See Note 12 to the Financial Statements for details of the costs of PPL Energy Supply's pension plans.

Depreciation

Depreciation expense was impacted by the following offsetting items:

	Three Months Ended March 31, 2004 vs. March 31, 2003

Additions to PP&E		$1

Foreign currency exchange rates		4

2003 purchase accounting adjustments to WPD assets		(9)

Consolidation of the lessor of the Sundance and University Park generation facilities due to FIN 46		4

	$

Taxes, Other Than Income

Taxes, other than income, increased by $5 million during the three months ended March 31, 2004, compared with the same period in 2003, primarily due to an increase in capital stock taxes of $2 million and increases in WPD's property taxes of $3 million. The increase in property taxes was primarily related to the impact of changes of foreign currency exchange rates and adjustments recorded in 2003.

Other Income - net

See Note 10 to the Financial Statements for details of other income.

Financing Costs

Financing costs, including "Interest Expense" and "Distributions on Preferred Securities," increased by $12 million during the three months ended March 31, 2004, compared with the same period in 2003, primarily due to:

  $14 million of additional long-term debt interest from WPD's additional debt issuances in March and May 2003;
  $6 million of additional interest due to the consolidation of the lessor of the Sundance and University Park generation facilities on December 31, 2003 in accordance with FIN 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51;" and
  $2 million of additional long-term debt interest due to the issuance of Convertible Senior Notes in May 2003; offset by
  $7 million of lower interest on short-term debt due to less commercial paper and WPD short-term debt outstanding; and
  a $4 million decrease in amortization expense.

Discontinued Operations

See "Discontinued Operations" in Note 7 to the Financial Statements for information regarding the loss of $1 million recorded in the first quarter of 2004 related to PPL Global's plan of sale of its investment in a Latin American telecommunications company.

Cumulative Effect of a Change in Accounting Principle

PPL Energy Supply adopted SFAS 143, "Accounting for Asset Retirement Obligations," effective January 1, 2003. SFAS 143 addresses the accounting for obligations associated with the retirement of tangible long-lived assets. Application of the new rules resulted in a cumulative effect of adoption that increased net income by $63 million in 2003. See Note 21 to the Financial Statements in PPL Energy Supply's Annual Report to the SEC on Form 10-K for the year ended December 31, 2003 for additional information.

Financial Condition

Liquidity

At March 31, 2004, PPL Energy Supply had $394 million of cash and cash equivalents and $8 million of short-term debt. At December 31, 2003, PPL Energy Supply had $227 million in cash and cash equivalents and $56 million of short-term debt. The increase in PPL Energy Supply's cash position was the net result of:

  $272 million of cash provided by operating activities;
  proceeds of $123 million from the sale of CGE; and
  the issuance of $14 million of long-term debt; offset by
  the distribution to Member of $63 million;
  a decrease of $51 million in short-term debt; and
  $132 million of capital expenditures.

Rating Agency Decisions

Standard & Poor's Ratings Services (S&P), Moody's Investors Service, Inc. (Moody's) and Fitch Ratings (Fitch) periodically review the credit ratings on the debt and preferred securities of PPL Energy Supply and its subsidiaries. Based on their respective reviews, the rating agencies may make certain ratings revisions.

Management does not expect these ratings decisions to limit PPL Energy Supply's or its subsidiaries' ability to fund their short-term liquidity needs through the issuance of commercial paper or borrowing under their revolving credit facilities. In addition, management does not expect these ratings decisions to impact PPL Energy Supply's or its subsidiaries' ability to raise new long-term debt. These ratings decisions will have an immaterial impact on the cost for PPL Energy Supply or its subsidiaries to maintain their credit facilities, as well as on the cost of any new long-term debt.

The ratings of S&P, Moody's and Fitch are not a recommendation to buy, sell or hold any securities of PPL Energy Supply or its subsidiaries. Such ratings may be subject to revisions or withdrawal by the agencies at any time and should be evaluated independently of each other and any other rating that may be assigned to their securities.

In September 2003, Moody's announced that it was placing PPL Montana's 8.903% Pass-Through Certificates due 2020 under review for possible downgrade. During the first quarter 2004, Moody's affirmed its stable outlook on these securities which are currently rated 'Baa3'.

For additional information on PPL Energy Supply's Liquidity, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in PPL Energy Supply's Annual Report to the SEC on Form 10-K for the year ended December 31, 2003.

Risk Management - Energy Marketing & Trading and Other

Market Risk

Commodity Price Risk (Non-trading)

PPL Energy Supply's commodity derivative contracts that qualify for hedge accounting treatment mature at various times through 2010. The following chart sets forth PPL Energy Supply's net fair market value of these contracts:

	Three Months Ended March 31,

	2004	2003

Fair value of contracts outstanding at the beginning of the period	$86	$58

Contracts realized or otherwise settled during the period	(24)	(5)

Fair value of new contracts at inception

Other changes in fair values	22	76

Fair value of contracts outstanding at the end of the period	$84	$129

During the three months ended March 31, 2004 and 2003, PPL Energy Supply realized or otherwise settled net gains of approximately $24 million and $5 million related to contracts entered into prior to January 1 of the previous year. These amounts do not reflect intra-quarter contracts that were entered into and settled during the periods.

"Other changes in fair values," a gain of approximately $22 million and $76 million, represents changes in the market value that occurred during the three months ended March 31, 2004 and 2003 for contracts that were outstanding at the end of each period.

The following chart segregates estimated fair values of PPL Energy Supply's commodity derivative contracts that qualify for hedge accounting treatment at March 31, 2004 based on whether the fair values are determined by quoted market prices or other more subjective means.

	Fair Value of Contracts at Period-End Gains/(Losses)

	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years	Total Fair Value

Source of Fair Value

Prices actively quoted	$9				$9

Prices provided by other external sources	50	$31	$(5)	$(1)	75

Prices based on models and other valuation methods

Fair value of contracts outstanding at the end of the period	$59	$31	$(5)	$(1)	$84

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

As of March 31, 2004, PPL Energy Supply estimated that a 10% adverse movement in market prices across all geographic areas and time periods would have decreased the value of the commodity contracts in its non-trading portfolio by approximately $170 million, compared to a decrease of $196 million at March 31, 2003. However, the change in the value of the non-trading portfolio would have been substantially offset by an increase in the value of the underlying commodity, the electricity generated, because these contracts serve to reduce the market risk inherent in the generation of electricity. Additionally, the value of PPL Energy Supply's unsold generation would be improved. Because PPL Energy Supply's electricity portfolio is generally in a net sales position, the adverse movement in prices is usually an increase in prices. Conversely, because PPL Energy Supply's commodity fuels portfolio is generally in a net purchase position, the adverse movement in prices is usually a decrease in prices. If both of these scenarios happened, the implied margins for the unsold generation would increase.

In accordance with its marketing strategy, PPL Energy Supply does not completely hedge its generation output or fuel requirements. PPL Energy Supply estimates that for its entire portfolio, including all generation and physical and financial energy positions, a 10% adverse change in power prices across all geographic zones and time periods would decrease expected 2004 gross margins by about $6 million. Similarly, a 10% adverse movement in all fossil fuel prices would decrease 2004 gross margins by $4 million.

Commodity Price Risk (Trading)

PPL Energy Supply's trading contracts mature at various times through 2006. The following chart sets forth PPL Energy Supply's net fair market value of trading contracts:

	Three Months Ended March 31,

	2004	2003

Fair value of contracts outstanding at the beginning of the period	$3	$(6)

Contracts realized or otherwise settled during the period	(3)	(1)

Fair value of new contracts at inception	4

Other changes in fair values	7	(9)

Fair value of contracts outstanding at the end of the period	$11	$(16)

During the three months ended March 31, 2004 and 2003, PPL Energy Supply realized or otherwise settled net gains of approximately $3 million and $1 million related to trading contracts entered into prior to January 1 of the previous year. These amounts do not reflect intra-year contracts that were entered into and settled during the periods.

The fair value of new contracts at inception is usually zero, because they are entered into at current market prices. However, when PPL Energy Supply enters into an option contract, a premium is paid or received. PPL Energy Supply paid a net of $4 million during the three months ended March 31, 2004 for these option contracts.

"Other changes in fair values," a gain/(loss) of approximately $7 million and $(9) million, represents changes in the market value that occurred during the three months ended March 31, 2004 and 2003 for contracts that were outstanding at the end of each period.

As of March 31, 2004, the net loss on PPL Energy Supply's trading activities expected to be recognized in earnings during the next three months is approximately $2 million.

The following chart segregates estimated fair values of PPL Energy Supply's trading portfolio at March 31, 2004 based on whether the fair values are determined by quoted market prices or other more subjective means.

	Fair Value of Contracts at Period-End Gains/(Losses)

	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years	Total Fair Value

Source of Fair Value

Prices actively quoted	$1				$1

Prices provided by other external sources		$4			4

Prices based on models and other valuation methods	4	2			6

Fair value of contracts outstanding at the end of the period	$5	$6			$11

As of March 31, 2004, PPL Energy Supply estimated that a 10% adverse movement in market prices across all geographic areas and time periods would have decreased the value of the commodity contracts in its trading portfolio by $10 million, compared to a decrease of $6 million at March 31, 2003.

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

At March 31, 2004, PPL Energy Supply's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was insignificant.

PPL Energy Supply is also exposed to changes in the fair value of its U.S. and international debt portfolio. At March 31, 2004, PPL Energy Supply estimated that its potential exposure to a change in the fair value of its debt portfolio, through a 10% adverse movement in interest rates, was $109 million.

PPL and PPL Energy Supply utilize various risk management instruments to reduce PPL Energy Supply's exposure to adverse interest rate movements for future anticipated financings. While PPL Energy Supply is exposed to changes in the fair value of these instruments, they are designed such that any economic loss in value should be offset by interest rate savings at the time the future anticipated financing is completed. At March 31, 2004, PPL Energy Supply estimated that its potential exposure to a change in the fair value of these instruments, through a 10% adverse movement in interest rates, was $1 million.

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

PPL executed forward sale transactions for £21.4 million to hedge a portion of its net investment in WPDH Limited. The estimated value of these agreements as of March 31, 2004 was $5 million, being the amount PPL would pay to terminate the transactions.

PPL executed forward sale transactions for 79.6 billion Chilean pesos to hedge a portion of its net investment in its subsidiary that owned the investment in CGE. The estimated value of these agreements as of March 31, 2004, being the amount PPL would receive to terminate the transactions, was $2 million.

To protect expected income in British pounds sterling, PPL entered into average rate options for £44 million. At March 31, 2004, the market value of these positions, representing the amount PPL would pay to terminate them, was insignificant.

To protect expected income in Chilean pesos, PPL entered into average rate options for 4.1 billion Chilean pesos. At March 31, 2004, the market value of these positions, representing the amount PPL would pay to terminate them, was insignificant.

WPDH Limited executed cross-currency swaps totaling $1.5 billion to hedge the interest payments and value of its U.S. dollar-denominated bonds. The estimated value of this position on March 31, 2004, being the amount PPL would pay to terminate them, including accrued interest, was $204 million.

On the Statement of Income, gains and losses associated with hedges of interest payments denominated in foreign currencies are reflected in "Interest Expense." Gains and losses associated with the purchase of equipment are reflected in "Depreciation." Gains and losses associated with net investment hedges remain in accumulated other comprehensive loss on the Balance Sheet until the investment is disposed.

Nuclear Decommissioning Fund - Securities Price Risk

In connection with certain NRC requirements, PPL Susquehanna maintains trust funds to fund certain costs of decommissioning the Susquehanna station. As of March 31, 2004, these funds were invested primarily in domestic equity securities and fixed-rate, fixed-income securities and are reflected at fair value on PPL Energy Supply's Balance Sheet. The mix of securities is designed to provide returns to be used to fund Susquehanna's decommissioning and to compensate for inflationary increases in decommissioning costs. However, the equity securities included in the trusts are exposed to price fluctuation in equity markets, and the values of fixed-rate, fixed-income securities are exposed to changes in interest rates. PPL Susquehanna actively monitors the investment performance and periodically reviews asset allocation in accordance with its nuclear decommissioning trust policy statement. At March 31, 2004, a hypothetical 10% increase in interest rates and a 10% decrease in equity prices would have resulted in an estimated $26 million reduction in the fair value of the trust assets.

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

Credit Risk

Credit risk relates to the risk of loss that PPL Energy Supply would incur as a result of non-performance by counterparties of their contractual obligations. PPL Energy Supply maintains credit policies and procedures with respect to counterparties (including requirements that counterparties maintain certain credit ratings criteria) and requires other assurances in the form of credit support or collateral in certain circumstances in order to limit counterparty credit risk. However, PPL Energy Supply has concentrations of suppliers and customers among electric utilities, natural gas distribution companies and other energy marketing and trading companies. These concentrations of counterparties may impact PPL Energy Supply's overall exposure to credit risk, either positively or negatively, in that counterparties may be similarly affected by changes in economic, regulatory or other conditions. PPL Energy Supply records certain non-performance reserves to reflect the probability that a counterparty with contracts that are out of the money (from the counterparty's standpoint) will default in its performance, in which case PPL Energy Supply would have to sell into a lower-priced market or purchase from a higher-priced market. These reserves are reflected in the fair value of assets recorded in "Price risk management assets" on the Balance Sheet. PPL Energy Supply also records reserves to reflect the probability that a counterparty will not make payments for deliveries PPL Energy Supply has made but not yet billed. These reserves are reflected in "Unbilled revenues" on the Balance Sheet. PPL Energy Supply has also established a reserve with respect to certain sales to the California ISO for which PPL Energy Supply has not yet been paid, as well as a reserve related to PPL Energy Supply's exposure as a result of the Enron bankruptcy, which are reflected in "Accounts receivable" on the Balance Sheet. See Note 8 to the Financial Statements for additional information on the sales to the California ISO.

Related Party Transactions

PPL Energy Supply is not aware of any material ownership interests or operating responsibility by senior management of PPL Energy Supply in outside partnerships, including leasing transactions with variable interest entities, or other entities doing business with PPL Energy Supply.

For additional information on related party transactions, see Note 9 to the Financial Statements.

Acquisitions, Development and Divestitures

From time to time, PPL Energy Supply and its subsidiaries are involved in negotiations with third parties regarding acquisitions, joint ventures and other arrangements which may or may not result in definitive agreements. See Note 7 to the Financial Statements for information regarding recent acquisitions and development activities.

At March 31, 2004, PPL Energy Supply had domestic generation projects under development which will provide 863 MW of additional generation. In April 2004, the turbine upgrade for PPL Susquehanna Unit 1 was completed. This project provides a nominal power increase of 50 MW of generation capacity, of which PPL Susquehanna has a 90% undivided interest.

PPL Energy Supply is continuously reexamining development projects based on market conditions and other factors to determine whether to proceed with these projects, sell them, cancel them, expand them, execute tolling agreements or pursue other opportunities.

Environmental Matters

See Note 8 to the Financial Statements for a discussion of environmental matters.

New Accounting Standards

See Note 15 to the Financial Statements for information on new accounting standards adopted in 2004 or pending adoption.

Application of Critical Accounting Policies

PPL Energy Supply's financial condition and results of operations are impacted by the methods, assumptions and estimates used in the application of critical accounting policies. The following accounting policies are particularly important to the financial condition or results of operations of PPL Energy Supply, and require estimates or other judgments of matters inherently uncertain: price risk management, pension and other postretirement benefits, asset impairment, leasing, loss contingencies and asset retirement obligations.

See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in PPL Energy Supply's Annual Report to the SEC on Form 10-K for the year ended December 31, 2003 for a discussion of each critical accounting policy. PPL's senior management has reviewed these critical accounting policies, and the estimates and assumptions regarding them, with its Audit Committee. In addition, PPL's senior management reviewed the Form 10-K disclosures regarding the application of these critical accounting policies with the Audit Committee.

PPL ELECTRIC UTILITIES CORPORATION AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

PPL Electric provides electricity delivery service in eastern and central Pennsylvania. Its headquarters are in Allentown, Pennsylvania. See Item 1, "Business - Background" in PPL Electric's Annual Report to the SEC on Form 10-K for the year ended December 31, 2003 for a description of PPL Electric's business. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in PPL Electric's Annual Report to the SEC on Form 10-K for the year ended December 31, 2003 for an overview of PPL Electric's strategy and the risks and the challenges that it faces in its business.

The information provided in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with PPL Electric's Condensed Consolidated Financial Statements and the accompanying Notes.

Terms and abbreviations appearing herein are explained in the glossary. Dollars are in millions unless otherwise noted.

Results of Operations

The following discussion, which explains significant changes in principal items on the Statement of Income, compares the three months ended March 31, 2004 to the comparable period in 2003.

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

Earnings

Income available to PPL was:

Three Months Ended March 31,

2004	2003

$33	$29

The after-tax changes in income available to PPL were primarily due to:

Three Months Ended March 31, 2004 vs. March 31, 2003

Taxes, other than income	$8

Wholesale electric revenues	(2)

Operation and maintenance expenses	(2)

Depreciation	(1)

Financing costs (excluding transition bond interest expense)	1

$4

The period to period changes in earnings components are discussed in the balance of "Results of Operations."

In March 2004, PPL Electric filed a proposal with the PUC to increase distribution rates by approximately $164 million and to pass through to customers approximately $57 million in increased transmission charges that PPL Electric pays to PJM for transmission services. The PUC's review of the distribution rate request is expected to take about nine months. Transmission services are provided under the PJM Open Access Transmission Tariff, a rate schedule filed with and approved by the FERC. Under the federal "filed rate doctrine," such FERC-approved rates may be recovered from retail customers without a review of those rates by a state agency such as the PUC. In addition, PPL Electric's PUC-approved retail tariff permits the automatic pass-through of transmission charges. PPL Electric agreed to a cap on both of these charges until December 31, 2004 as part of its 1998 settlement under the PUC Final Order. Generation charges for customers who do not select an alternative energy supplier are fixed through 2009 and are not affected by these changes. The combination of the proposed distribution rate increase and transmission charge pass-through would result in an 8.1% increase over PPL Electric's present rates effective January 1, 2005. PPL Electric cannot predict the outcome of this proceeding.

Operating Revenues

Retail Electric

The increase (decrease) in revenues from retail electric operations was attributable to the following:

Three Months Ended March 31, 2004 vs. March 31, 2003

PLR electric generation supply	$30

Delivery and PLR Supply to PPL Generation	(3)

Other	(1)

$26

The increase in operating revenues from retail electric operations for the three months ended March 31, 2004, compared with the same period in 2003, was primarily due to:

  higher PLR revenues due to higher energy and capacity rates in 2004 compared with 2003, and a 4% increase in volumes, in part due to the return of customers previously served by alternate suppliers; partially offset by lower delivery revenues resulting from a .8% decrease in delivery sales, in part due to colder than normal weather during the first quarter of 2003; and
  lower sales to PPL Generation. PPL Generation's power plants began self-supplying their station use in April 2003, rather than taking delivery from PPL Electric.

Wholesale Electric

PPL Electric wholesale revenues were primarily derived from sales to municipalities. The $4 million decrease in wholesale revenues for the three months ended March 31, 2004, compared with the same period in 2003, was due to the expiration of all municipal purchase power agreements at the end of January 2004.

Energy Purchases from Affiliate

Energy purchases from affiliate increased by $23 million for the three months ended March 31, 2004, compared with the same period in 2003. This increase reflects higher prices for energy purchased under the power supply contracts with PPL EnergyPlus needed to support PLR load, coupled with an increase in PLR load.

Depreciation

Depreciation increased by $2 million for the three months ended March 31, 2004, compared with the same period in 2003, primarily due to plant and software additions, including the Automated Meter Reading project.

Taxes, Other Than Income

In the first quarter of 2004, PPL Electric reversed $14 million of accrued 1998 and 1999 PURTA taxes that had been previously accrued based on potential exposure of third-party intervention in the proceedings regarding the Susquehanna nuclear station tax assessment. The rights of these third parties to further appeal expired in 2004. This is the primary reason for the $13 million decrease in taxes, other than income, for the three months ended March 31, 2004, compared with the same period in 2003.

Interest Expense

Interest expense decreased by $7 million for the three months ended March 31, 2004, compared to the same period in 2003. This decrease was the net impact of retirements in 2003 of First Mortgage Bonds, Pollution Control Bonds and Transition Bonds, partially offset by the issuance in 2003 of $100 million of Senior Secured Bonds and $90 million of Pollution Control Bonds.

Income Taxes

Income taxes increased by $4 million for the three months ended March 31, 2004, compared with the same period in 2003, as a result of higher pre-tax book income.

Financial Condition

Liquidity

At March 31, 2004, PPL Electric had $96 million of cash and cash equivalents and $45 million of short-term debt. At December 31, 2003, PPL Electric had $162 million in cash and cash equivalents and no short-term debt. The decrease in cash and cash equivalents was the net result of:

  the retirement of $102 million of long-term debt; and
  $54 million of capital expenditures; partially offset by
  $44 million of cash provided by operating activities; and
  an increase of $45 million in short-term debt.

For additional information on PPL Electric's Liquidity, See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in PPL Electric's Annual Report to the SEC on Form 10-K for the year ended December 31, 2003.

Risk Management

Market Risk

Commodity Price Risk - PLR Contracts

PPL Electric and PPL EnergyPlus have power supply agreements under which PPL EnergyPlus sells to PPL Electric (under a predetermined pricing arrangement) energy and capacity to fulfill PPL Electric's PLR obligation through 2009. As a result, PPL Electric has shifted any electric price risk relating to its PLR obligation to PPL EnergyPlus for 2002 through 2009. See Note 9 to the Financial Statements for information on the PLR contracts.

Interest Rate Risk

PPL Electric has issued debt to finance its operations, which increases its interest rate risk. At March 31, 2004, PPL Electric's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was insignificant.

PPL Electric is also exposed to changes in the fair value of its debt portfolio. At March 31, 2004, PPL Electric estimated that its potential exposure to a change in the fair value of its debt portfolio, through a 10% adverse movement in interest rates, was approximately $20 million.

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

New Accounting Standards

See Note 15 to the Financial Statements for information on new accounting standards adopted in 2004 or pending adoption.

Application of Critical Accounting Policies

PPL Electric's financial condition and results of operations are impacted by the methods, assumptions and estimates used in the application of critical accounting policies. The following accounting policies are particularly important to the financial condition or results of operations of PPL Electric, and require estimates or other judgments of matters inherently uncertain: pension and other postretirement benefits and loss contingencies.

See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in PPL Electric's Annual Report to the SEC on Form 10-K for the year ended December 31, 2003 for a discussion of each critical accounting policy. PPL's senior management has reviewed these critical accounting policies, and the estimates and assumptions regarding them, with its Audit Committee. In addition, PPL's senior management reviewed the Form 10-K disclosures regarding the application of these critical accounting policies with the Audit Committee.

PPL CORPORATION
PPL ENERGY SUPPLY, LLC AND
PPL ELECTRIC UTILITIES CORPORATION
AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Reference is made to "Risk Management - Energy Marketing & Trading and Other" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

The registrants' principal executive officers and principal financial officers, based on their evaluation of the registrants' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) have concluded that, as of March 31, 2004, the registrants' disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period for which this quarterly report has been prepared.

(b)	Change in internal controls over financial reporting.

The registrants' principal executive officers and principal financial officers have concluded that there were no changes in the registrants' internal controls over financial reporting during the registrants' first fiscal quarter that have materially affected, or are reasonably likely to materially affect, the registrants' internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For additional information regarding various pending administrative and judicial proceedings involving regulatory, environmental and other matters, which information is incorporated by reference into this Part II, see:

•	Item 3 "Legal Proceedings" in PPL's, PPL Energy Supply's and PPL Electric's Annual Report to the SEC on Form 10-K for the year ended December 31, 2003; and

•	Note 8 of the registrants' "Combined Notes to Condensed Consolidated Financial Statements" in Part I of this report.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Issuer Purchases Of Equity Securities:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
January 1 to January 31, 2004	5,751	$45.23
February 1 to February 29, 2004	1,703	$45.11
March 1 to March 31, 2004	37	$46.44
Total	7,491

(1)

Represents shares of common stock withheld by PPL at the request of its executive officers to pay taxes upon the vesting of the officers' restricted stock awards, as permitted under the terms of PPL's Incentive Compensation Plan and Incentive Compensation Plan for Key Employees.

(2)	Not applicable. PPL does not currently have in place any publicly announced plans or programs to purchase equity securities.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

4(a) -

Supplement, dated as of January 21, 2004, to Indenture dated November 1, 1997, among PPL Corporation, PPL Capital Funding, Inc. and JPMorgan Chase Bank (formerly known as Chase Manhattan Bank), as Trustee

	4(b) -	Indenture, dated as of February 26, 2004, among PPL Corporation, PPL Capital Funding, Inc. and JPMorgan Chase Bank, as Trustee
	4(c) -	Registration Rights Agreement, dated as of February 26, 2004, among PPL Corporation, PPL Capital Funding, Inc. and the Representatives of the Initial Purchasers
	12(a) -	PPL Corporation and Subsidiaries Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
	12(b)-	PPL Energy Supply, LLC and Subsidiaries Computation of Ratio of Earnings to Fixed Charges

Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended March 31, 2004, filed by the following officers for the following companies:
	31(a) -	William F. Hecht for PPL Corporation
	31(b) -	John R. Biggar for PPL Corporation
	31(c) -	William F. Hecht for PPL Energy Supply, LLC
	31(d) -	James E. Abel for PPL Energy Supply, LLC
	31(e) -	John F. Sipics for PPL Electric Utilities Corporation
	31(f) -	James E. Abel for PPL Electric Utilities Corporation

Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended March 31, 2004, furnished by the following officers for the following companies:
	32(a) -	William F. Hecht for PPL Corporation
	32(b) -	John R. Biggar for PPL Corporation
	32(c) -	William F. Hecht for PPL Energy Supply, LLC
	32(d) -	James E. Abel for PPL Energy Supply, LLC
	32(e) -	John F. Sipics for PPL Electric Utilities Corporation
	32(f) -	James E. Abel for PPL Electric Utilities Corporation

(b)	Reports on Form 8-K

The following Reports on Form 8-K were filed (*) or furnished (**), as indicated, during the three months ended March 31, 2004:

**	Report dated January 28, 2004 - PPL
	Item 12.	Disclosure of Results of Operations and Financial Condition
Reported results for the year ended 2003 and the earnings forecast for 2004.
	Item 7.	Financial Statements and Exhibits
Press release regarding PPL's results for the year ended 2003 and earnings forecast for 2004.

*	Report dated March 29, 2004 - PPL and PPL Electric
	Item 5.	Other Events

Announced the filing of a request with the PUC for an overall annual net increase in distribution revenues of approximately $164 million effective January 1, 2005. In addition to the distribution rate increase request, PPL Electric also informed the PUC that transmission service charges reflected in retail rates are expected to increase by approximately $57 million, effective January 1, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiaries.

PPL Corporation
(Registrant)

PPL Energy Supply, LLC
(Registrant)

PPL Electric Utilities Corporation
(Registrant)

Date: May 7, 2004	/s/ John R. Biggar
John R. Biggar
Executive Vice President and
Chief Financial Officer
(PPL Corporation)
(principal financial officer)

/s/ James E. Abel
James E. Abel
Treasurer
(PPL Energy Supply, LLC)
(principal financial officer)

/s/ Mark D. Woods
Mark D. Woods
Controller
(PPL Electric Utilities Corporation)
(principal accounting officer)