Form 10-Q
period 2004-09-30
PPL CORP; PPL ENERGY SUPPLY LLC; PPL ELECTRIC UTILITIES CORP
filed 2004-11-09
CIK 922224, 1161976, 317187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2004
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________ to ___________

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.

1-11459	PPL Corporation (Exact name of Registrant as specified in its charter) (Pennsylvania) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-2758192

333-74794	PPL Energy Supply, LLC (Exact name of Registrant as specified in its charter) (Delaware) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-3074920

1-905	PPL Electric Utilities Corporation (Exact name of Registrant as specified in its charter) (Pennsylvania) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-0959590

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

PPL Corporation	Yes X	No
PPL Energy Supply, LLC	Yes X	No
PPL Electric Utilities Corporation	Yes X	No

Indicate by check mark whether the Registrants are accelerated filers (as defined in Rule 12b-2 of the Exchange Act).

PPL Corporation	Yes X	No
PPL Energy Supply, LLC	Yes	No X
PPL Electric Utilities Corporation	Yes	No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

PPL Corporation	Common stock, $.01 par value, 189,043,186 shares outstanding at October 29, 2004, excluding 31,035,063 shares held as treasury stock

PPL Energy Supply, LLC	PPL Corporation indirectly holds all of the member interests in PPL Energy Supply, LLC.

PPL Electric Utilities Corporation	Common stock, no par value, 78,029,863 shares outstanding and all held by PPL Corporation at October 29, 2004, excluding 79,270,519 shares held as treasury stock

This document is available free of charge at the Investor Center on PPL's Web site at www.pplweb.com. However, information on this Web site does not constitute a part of this Form 10-Q.

PPL CORPORATION
PPL ENERGY SUPPLY, LLC
PPL ELECTRIC UTILITIES CORPORATION

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2004

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

DIG - Derivatives Implementation Group.

EC - Electricidad de Centroamerica, S.A. de C.V., an El Salvadoran holding company and the majority owner of DelSur. EC was also the majority owner of El Salvador Telecom, S.A. de C.V. until the sale of this company in June 2004. PPL Global has 100% ownership of EC.

EITF - Emerging Issues Task Force, an organization that assists the FASB in improving financial reporting through the identification, discussion and resolution of financial accounting issues within the framework of existing authoritative literature.

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

NUGs(Non-Utility Generators) - generating plants not owned by public utilities, whose electrical output must be purchased by utilities under the PURPA if the plant meets certain criteria.

PCB - polychlorinated biphenyl, an additive to oil used in certain electrical equipment up to the late-1970s. Now classified as a hazardous chemical.

PEPS Units (Premium Equity Participating Security Units, or PEPSSM Units) - securities issued by PPL and PPL Capital Funding Trust I, that consisted of a Preferred Security and a forward contract to purchase PPL common stock.

PEPS Units, Series B (Premium Equity Participating Security Units, or PEPSSM Units, Series B) - securities issued by PPL and PPL Capital Funding, that consisted of an undivided interest in a debt security issued by PPL Capital Funding and guaranteed by PPL, and a forward contract to purchase PPL common stock.

PJM (PJM Interconnection, L.L.C.) - operator of the electric transmission network and electric energy market in the mid-Atlantic region of the U.S.

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

PPL - PPL Corporation, the parent holding company of PPL Electric, PPL Energy Funding and other subsidiaries.

PPL Capital Funding - PPL Capital Funding, Inc., a PPL financing subsidiary.

PPL Capital Funding Trust I - a Delaware statutory business trust created to issue the Preferred Security component of the PEPS Units. This trust was terminated in June 2004.

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

PPL Gas Utilities - PPL Gas Utilities Corporation, a regulated utility subsidiary of PPL which specializes in natural gas distribution, transmission and storage services, and the competitive sale of propane.

PPL Generation - PPL Generation, LLC, a subsidiary of PPL Energy Supply, which owns and operates U.S. generating facilities through various subsidiaries.

PPL Global - PPL Global, LLC, a subsidiary of PPL Energy Supply, which acquires and holds international energy projects that are focused on the distribution of electricity.

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

PPL Susquehanna - PPL Susquehanna, LLC, the nuclear generating subsidiary of PPL Generation.

PPL Transition Bond Company - PPL Transition Bond Company, LLC, a subsidiary of PPL Electric that was formed to issue transition bonds under the Customer Choice Act.

Preferred Securities - company-obligated mandatorily redeemable preferred securities issued by PPL Capital Funding Trust I, which solely held debentures of PPL Capital Funding, and by SIUK Capital Trust I, which solely holds debentures of WPD LLP.

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

Synfuel projects - production facilities that manufacture synthetic fuel from coal or coal byproducts. Favorable federal tax credits are available on qualified synthetic fuel products.

WPD - refers collectively to WPDH Limited and WPDL. PPL Global purchased Mirant's 49% ownership interest in these entities on September 6, 2002, thereby achieving 100% ownership and operational control.

WPD LLP - Western Power Distribution LLP, a wholly owned subsidiary of WPDH Limited, which owns WPD (South West) and WPD (South Wales).

WPD (South Wales) - Western Power Distribution (South Wales) plc, a British regional electric utility company.

WPD (South West) - Western Power Distribution (South West) plc, a British regional electric utility company.

WPDH Limited - Western Power Distribution Holdings Limited, an indirect wholly owned subsidiary of PPL Global. WPDH Limited owns WPD LLP.

WPDL - WPD Investment Holdings Limited, an indirect wholly owned subsidiary of PPL Global. WPDL owns 100% of the common shares of Hyder.

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
  weather conditions affecting customer energy usage and operating costs;
  competition in retail and wholesale power markets;
  the outcome of pending rate cases in Pennsylvania and in the U.K.;
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
  stock price performance;
  the market prices of equity securities and the impact on pension income and resultant cash funding requirements for defined benefit pension plans;
  securities and credit ratings;
  state and federal regulatory developments;
  foreign exchange rates;
  new state or federal legislation, including new tax legislation;
  national or regional economic conditions, including any potential effects arising from terrorist attacks in the U.S., the situation in Iraq and any consequential hostilities or other hostilities; and
  the commitments and liabilities of PPL and its subsidiaries.

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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENT OF INCOME
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Operating Revenues
Utility	$924	$898	$2,916	$2,784
Unregulated retail electric and gas	27	31	87	115
Wholesale energy marketing	374	410	946	1,014
Net energy trading margins	6	3	18	8
Energy related businesses	134	120	380	376

Total	1,465	1,462	4,347	4,297

Operating Expenses
Operation
Fuel	199	166	586	511
Energy purchases	220	291	695	839
Other operation and maintenance	293	286	929	887
Amortization of recoverable transition costs	64	66	192	193
Depreciation	105	98	306	286
Taxes, other than income	66	64	187	189
Energy related businesses	136	119	406	375
Workforce reduction		9		9

Total	1,083	1,099	3,301	3,289

Operating Income	382	363	1,046	1,008

Other Income - net	23	15	54	46

Interest Expense	131	119	396	355

Income from Continuing Operations Before Income Taxes, Minority Interest and Distributions on Preferred Securities	274	259	704	699

Income Taxes	75	83	173	201

Minority Interest	2	3	6	5

Distributions on Preferred Securities	1	2	2	29

Income from Continuing Operations	196	171	523	464

Loss from Discontinued Operations (net of income taxes)			2	1

Income Before Cumulative Effect of a Change in Accounting Principle	196	171	521	463

Cumulative Effect of a Change in Accounting Principle (net of income taxes)				63

Net Income	$196	$171	$521	$526

Earnings Per Share of Common Stock:
Income from Continuing Operations:
Basic	$1.04	$0.97	$2.86	$2.71
Diluted	1.03	0.97	2.85	2.70
Net Income:
Basic	$1.04	$0.97	$2.85	$3.07
Diluted	1.03	0.97	2.84	3.06

Dividends Declared per Share of Common Stock	$0.41	$0.385	$1.23	$1.16

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Nine Months Ended September 30,

	2004	2003

Net Cash Provided by Operating Activities	$1,053	$1,019

Cash Flows from Investing Activities
Proceeds from the sale of CGE	123
Expenditures for property, plant and equipment	(501)	(517)
Investment in generating assets and electric energy projects	(32)
Net (increase) decrease in restricted cash	(54)	26
Other investing activities - net	(1)	4

Net cash used in investing activities	(465)	(487)

Cash Flows from Financing Activities
Issuance of common stock	595	424
Issuance of long-term debt	322	989
Retirement of long-term debt	(1,008)	(467)
Retirement of preferred stock		(14)
Payment of common dividends	(218)	(192)
Payment of preferred distributions	(2)	(25)
Net increase (decrease) in short-term debt	31	(873)
Other financing activities - net	(10)	(31)

Net cash used in financing activities	(290)	(189)

Effect of Exchange Rates on Cash and Cash Equivalents	4	(1)

Net Increase in Cash and Cash Equivalents	302	342
Cash and Cash Equivalents at Beginning of Period	476	245

Cash and Cash Equivalents at End of Period	$778	$587

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEET
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	September 30, 2004	December 31, 2003

Assets

Current Assets
Cash and cash equivalents	$778	$476
Restricted cash	53	10
Accounts receivable (less reserve: 2004, $89; 2003, $93)	480	555
Unbilled revenues	350	341
Fuel, materials and supplies - at average cost	294	256
Prepayments	97	54
Deferred income taxes	101	105
Price risk management assets	157	90
Other	114	133

	2,424	2,020

Investments
Investment in unconsolidated affiliates - at equity	204	230
Investment in unconsolidated affiliates - at cost		126
Nuclear plant decommissioning trust fund	378	357
Other	12	29

	594	742

Property, Plant and Equipment - net
Electric plant in service
Transmission and distribution	5,729	5,456
Generation	3,887	3,362
General	450	435

	10,066	9,253
Construction work in progress	146	614
Nuclear fuel	125	144

Electric plant	10,337	10,011
Gas and oil plant	215	205
Other property	213	221

	10,765	10,437

Regulatory and Other Noncurrent Assets
Recoverable transition costs	1,496	1,687
Goodwill	1,065	1,068
Other intangibles	251	243
Other	978	926

	3,790	3,924

	$17,573	$17,123

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEET
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	September 30, 2004	December 31, 2003

Liabilities and Equity

Current Liabilities
Short-term debt	$88	$56
Long-term debt	947	395
Accounts payable	408	456
Above market NUG contracts	73	74
Taxes	162	178
Interest	122	121
Dividends	78	70
Price risk management liabilities	172	82
Other	353	337

	2,403	1,769

Long-term Debt (Note 7)	6,824	7,464

Long-term Debt with Affiliate Trusts (Note 7)	89	681

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes and investment tax credits	2,292	2,205
Above market NUG contracts	224	278
Other	1,470	1,362

	3,986	3,845

Commitments and Contingent Liabilities

Minority Interest	54	54

Preferred Stock without Sinking Fund Requirements	51	51

Shareowners' Common Equity
Common stock	2	2
Capital in excess of par value	3,575	2,977
Treasury stock	(837)	(837)
Earnings reinvested	1,771	1,478
Accumulated other comprehensive loss	(292)	(297)
Capital stock expense and other	(53)	(64)

	4,166	3,259

	$17,573	$17,123

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENT OF INCOME
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Operating Revenues
Wholesale energy marketing	$374	$410	$946	$1,014
Wholesale energy marketing to affiliates	373	368	1,129	1,082
Utility	237	218	771	695
Unregulated retail electric and gas	27	31	87	115
Net energy trading margins	6	3	18	8
Energy related businesses	130	116	366	367

Total	1,147	1,146	3,317	3,281

Operating Expenses
Operation
Fuel	191	160	515	445
Energy purchases	161	237	528	681
Energy purchases from affiliate	40	39	116	115
Other operation and maintenance	205	190	673	640
Depreciation	75	70	217	203
Taxes, other than income	25	22	75	64
Energy related businesses	130	111	385	358

Total	827	829	2,509	2,506

Operating Income	320	317	808	775

Other Income - net	17	17	56	59

Interest Expense	68	46	200	148

Interest Expense with Affiliate	4		5

Income from Continuing Operations Before Income Taxes, Minority Interest and Distributions on Preferred Securities	265	288	659	686

Income Taxes	71	94	156	200

Minority Interest	2	3	6	5

Distributions on Preferred Securities		1		5

Income from Continuing Operations	192	190	497	476

Loss from Discontinued Operations (net of income taxes)			2	1

Income Before Cumulative Effect of a Change in Accounting Principle	192	190	495	475

Cumulative Effect of a Change in Accounting Principle (net of income taxes)				63

Net Income	$192	$190	$495	$538

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Nine Months Ended September 30,

	2004	2003

Net Cash Provided by Operating Activities (Note 10)	$427	$643

Cash Flows from Investing Activities
Proceeds from the sale of CGE	123
Net decrease in notes receivable from affiliates		597
Expenditures for property, plant and equipment	(336)	(322)
Investment in generating assets and electric energy projects	(32)
Net (increase) decrease in restricted cash	(17)	30
Other investing activities - net	(6)	17

Net cash provided by (used in) investing activities	(268)	322

Cash Flows from Financing Activities
Issuance of long-term debt	322	799
Contributions from Member	358	261
Net increase in note payable to affiliate	495
Retirement of long-term debt	(669)	(56)
Distributions to Member	(169)	(909)
Net decrease in short-term debt	(57)	(858)
Other financing activities - net	(1)	(11)

Net cash provided by (used) in financing activities	279	(774)

Effect of Exchange Rates on Cash and Cash Equivalents	4	(1)

Net Increase in Cash and Cash Equivalents	442	190
Cash and Cash Equivalents at Beginning of Period	227	149

Cash and Cash Equivalents at End of Period	$669	$339

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEET
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	September 30, 2004	December 31, 2003

Assets

Current Assets
Cash and cash equivalents	$669	$227
Restricted cash	2	3
Accounts receivable (less reserve: 2004, $67; 2003, $68)	283	320
Unbilled revenues	229	215
Accounts receivable from affiliates	118	71
Collateral on PLR energy supply to affiliate	300
Fuel, materials and supplies - at average cost	227	198
Price risk management assets	152	88
Other	147	155

	2,127	1,277

Investments
Investment in unconsolidated affiliates - at equity	204	212
Investment in unconsolidated affiliates - at cost		126
Nuclear plant decommissioning trust fund	378	357
Other	5	5

	587	700

Property, Plant and Equipment - net
Electric plant in service
Transmission and distribution	3,335	3,129
Generation	3,887	3,362
General	224	204

	7,446	6,695
Construction work in progress	118	580
Nuclear fuel	125	144

Electric plant	7,689	7,419
Gas and oil plant	20	21
Other property	151	163

	7,860	7,603

Other Noncurrent Assets
Goodwill	1,010	1,013
Other intangibles	117	109
Other	608	548

	1,735	1,670

	$12,309	$11,250

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEET
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	September 30, 2004	December 31, 2003

Liabilities and Equity

Current Liabilities
Short-term debt		$56
Long-term debt	$182	6
Accounts payable	342	381
Accounts payable to affiliates	75	53
Above market NUG contracts	73	74
Taxes	103	110
Interest	84	74
Deferred revenue on PLR energy supply to affiliate	12	12
Price risk management liabilities	164	76
Other	243	222

	1,278	1,064

Long-term Debt	3,638	4,140

Note Payable to Affiliate	495

Long-term Debt with Affiliate Trust	89	89

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes and investment tax credits	1,138	1,012
Above market NUG contracts	224	278
Deferred revenue on PLR energy supply to affiliate	49	58
Other	1,181	1,077

	2,592	2,425

Commitments and Contingent Liabilities

Minority Interest	54	54

Member's Equity	4,163	3,478

	$12,309	$11,250

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENT OF INCOME
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Operating Revenues
Retail electric	$663	$658	$2,017	$1,957
Wholesale electric	1	7	5	22
Wholesale electric to affiliate	40	39	116	115

Total	704	704	2,138	2,094

Operating Expenses
Operation
Energy purchases	54	54	164	158
Energy purchases from affiliate	373	368	1,129	1,082
Other operation and maintenance	87	99	252	260
Amortization of recoverable transition costs	64	66	192	193
Depreciation	27	26	80	76
Taxes, other than income	41	41	110	122
Workforce reduction		9		9

Total	646	663	1,927	1,900

Operating Income	58	41	211	194

Other Income - net	11	1	12	5

Interest Expense	47	52	143	161

Income (Loss) Before Income Taxes	22	(10)	80	38

Income Taxes (Benefit)	6	(5)	27	12

Income (Loss) Before Distributions on Preferred Securities	16	(5)	53	26

Distributions on Preferred Securities	1	1	2	3

Income (Loss) Available to PPL Corporation	$15	$(6)	$51	$23

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Nine Months Ended September 30,

	2004	2003

Net Cash Provided by Operating Activities (Note 10)	$650	$415

Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(140)	(174)
Net (increase) decrease in notes receivable from affiliates	(300)	90
Net (increase) decrease in restricted cash	(35)	1
Other investing activities - net	1	2

Net cash used in investing activities	(474)	(81)

Cash Flows from Financing Activities
Issuance of long-term debt		190
Contribution from parent		75
Retirement of long-term debt	(333)	(351)
Retirement of preferred stock		(14)
Payment of preferred distributions	(2)	(3)
Payment of common dividends to PPL Corporation	(23)	(29)
Net increase (decrease) in short-term debt	88	(15)
Other financing activities - net	(8)	(8)

Net cash used in financing activities	(278)	(155)

Net Increase (Decrease) in Cash and Cash Equivalents	(102)	179
Cash and Cash Equivalents at Beginning of Period	162	29

Cash and Cash Equivalents at End of Period	$60	$208

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEET
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	September 30, 2004	December 31, 2003

Assets

Current Assets
Cash and cash equivalents	$60	$162
Restricted cash	42
Accounts receivable (less reserve: 2004, $21; 2003, $24)	180	212
Unbilled revenues	118	123
Accounts receivable from affiliates	48	27
Notes receivable from affiliates	300
Income tax receivable	52	35
Prepayment on PLR energy supply from affiliate	12	12
Deferred income taxes	21	45
Other	91	59

	924	675

Property, Plant and Equipment - net
Electric plant in service
Transmission and distribution	2,394	2,327
General	222	226

	2,616	2,553
Construction work in progress	24	31

Electric plant	2,640	2,584
Other property	4	5

	2,644	2,589

Regulatory and Other Noncurrent Assets
Recoverable transition costs	1,496	1,687
Intangibles	118	116
Prepayment on PLR energy supply from affiliate	49	58
Other	343	344

	2,006	2,205

	$5,574	$5,469

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEET
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	September 30, 2004	December 31, 2003

Liabilities and Equity

Current Liabilities
Short-term debt	$88
Long-term debt	335	$289
Accounts payable	40	44
Accounts payable to affiliates	133	92
Taxes	69	86
Interest	15	32
Collateral on PLR energy supply from affiliate	300
Other	77	83

	1,057	626

Long-term Debt	2,270	2,648

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes and investment tax credits	753	728
Other	193	194

	946	922

Commitments and Contingent Liabilities

Preferred Stock without Sinking Fund Requirements	51	51

Shareowner's Common Equity
Common stock	1,476	1,476
Additional paid-in capital	361	361
Treasury stock	(912)	(912)
Earnings reinvested	332	304
Capital stock expense and other	(7)	(7)

	1,250	1,222

	$5,574	$5,469

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

  Interim Financial Statements

  (PPL, PPL Energy Supply and PPL Electric)

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments (including normal, recurring accruals) considered necessary for a fair presentation in accordance with accounting principles generally accepted in the U.S. are reflected in the condensed consolidated financial statements. The Balance Sheet as of December 31, 2003, is derived from each Registrant's 2003 audited Balance Sheet. The financial statements and notes thereto should be read in conjunction with the financial statements and notes contained in each Registrant's Annual Report to the SEC on Form 10-K for the year ended December 31, 2003. The results of operations for the three and nine months ended September 30, 2004, are not necessarily indicative of the results to be expected for the full year ending December 31, 2004, or other future periods, because results for interim periods can be disproportionately influenced by various factors and developments and seasonal variations.

  Certain amounts in the September 30, 2003, and December 31, 2003, financial statements have been reclassified to conform to the presentation in the September 30, 2004, financial statements.

  Summary of Significant Accounting Policies

  The following accounting policy disclosures represent updates to the "Summary of Significant Accounting Policies" Note in each Registrant's Annual Report to the SEC on Form 10-K for the year ended December 31, 2003.

  Restricted Cash (PPL, PPL Energy Supply and PPL Electric)

  See Note 14 for a discussion of the types of restricted cash and the presentation on the Balance Sheet.

  Stock-Based Compensation

  (PPL and PPL Energy Supply)

  The following tables illustrate the pro forma effect on net income and EPS as if the fair value method had been used to account for all outstanding stock-based compensation awards in the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

PPL

Net Income

Net Income - as reported	$196	$171	$521	$526

Add: Stock-based employee compensation expense included in reported net income, net of tax	2	1	6	4

Deduct: Total stock-based compensation expense determined under the fair value method for all awards, net of tax	3	2	7	6

Pro forma Net Income	$195	$170	$520	$524

EPS

Basic - as reported	$1.04	$0.97	$2.85	$3.07

Basic - pro forma	$1.04	$0.97	$2.84	$3.05

Diluted - as reported	$1.03	$0.97	$2.84	$3.06

Diluted - pro forma	$1.03	$0.96	$2.83	$3.04

PPL Energy Supply

Net Income - as reported	$192	$190	$495	$538

Add: Stock-based employee compensation expense included in reported net income, net of tax	1	1	4	2

Deduct: Total stock-based compensation expense determined under the fair value method for all awards, net of tax	2	1	5	4

Pro forma Net Income	$191	$190	$494	$536

  (PPL Electric)

  Stock-based compensation expense, including awards granted to employees and an allocation of costs of awards granted to employees of PPL Services, was insignificant for PPL Electric under both the intrinsic value and fair value methods for the three and nine months ended September 30, 2004.

  New Accounting Standards (PPL, PPL Energy Supply and PPL Electric)

  See Note 18 for a discussion of new accounting standards adopted in 2004 or pending adoption.

  Segment and Related Information

  (PPL and PPL Energy Supply)

  See the "Segment and Related Information" Note in each Registrant's Annual Report to the SEC on Form 10-K for the year ended December 31, 2003, for a discussion of reportable segments.

  Financial data for the segments are as follows:

PPL	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Income Statement Data

Revenues from external customers

Supply	$527	$546	$1,384	$1,457

International	252	237	817	756

Delivery	686	679	2,146	2,084

	1,465	1,462	4,347	4,297

Intersegment revenues

Supply	373	368	1,129	1,082

Delivery	40	40	118	122

Net Income

Supply (a)	145	160	314	401

International	38	19	152	96

Delivery	13	(8)	55	29

	$196	$171	$521	$526

	September 30, 2004	December 31, 2003

Balance Sheet Data

Total assets

Supply	$6,745	$6,491

International	5,059	4,942

Delivery	5,769	5,690

	$17,573	$17,123

PPL Energy Supply	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Income Statement Data

Revenues from external customers

Supply	$895	$909	$2,500	$2,525

International	252	237	817	756

	1,147	1,146	3,317	3,281

Net Income

Supply (a)	154	171	343	442

International	38	19	152	96

	$192	$190	$495	$538

	September 30, 2004	December 31, 2003

Balance Sheet Data

Total assets

Supply	$7,250	$6,308

International	5,059	4,942

	$12,309	$11,250

(a)	The nine months ended September 30, 2003, includes the "Cumulative Effect of a Change in Accounting Principle" recorded in January 2003. See Note 16 for additional information.

  Earnings Per Share

  (PPL)

  Basic EPS is calculated using the weighted-average number of common shares outstanding during the period. Diluted EPS is calculated using weighted average shares outstanding that are increased for additional shares that would be outstanding if potentially dilutive securities were converted to common stock. Potentially dilutive securities consist of:

•	stock options, restricted stock and restricted stock units granted under the incentive compensation plans;
•	stock units representing common stock granted under the directors compensation programs;
•	common stock purchase contracts that were a component of the PEPS Units and PEPS Units, Series B; and
•	convertible senior notes.

  The basic and diluted EPS calculations, and the reconciliation of the shares (in thousands) used in the calculations, are shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Income (Numerator)

Income from Continuing Operations	$196	$171	$523	$464

Loss from Discontinued Operations (net of tax)			2	1

Cumulative Effect of a Change in Accounting Principle (net of tax)				63

Net Income	$196	$171	$521	$526

Shares (Denominator)

Shares for Basic EPS	188,586	176,397	182,889	171,577

Add: Incremental shares:

Stock options and other share-based awards	742	654	638	604

Shares for Diluted EPS	189,328	177,051	183,527	172,181

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Basic EPS

Income from Continuing Operations	$1.04	$0.97	$2.86	$2.71

Loss from Discontinued Operations (net of tax)			0.01

Cumulative Effect of a Change in Accounting Principle (net of tax)				0.36

Net Income	$1.04	$0.97	$2.85	$3.07

Diluted EPS

Income from Continuing Operations	$1.03	$0.97	$2.85	$2.70

Loss from Discontinued Operations (net of tax)			0.01

Cumulative Effect of a Change in Accounting Principle (net of tax)				0.36

Net Income	$1.03	$0.97	$2.84	$3.06

  In May 2001, PPL and PPL Capital Funding Trust I issued 23 million PEPS Units that contained a purchase contract component for PPL's common stock. The purchase contracts were only dilutive if the average price of PPL's common stock exceeded a threshold appreciation price, which was adjusted for cash distributions on PPL common stock. The threshold appreciation price was initially set at $65.03 and was adjusted to $63.38 as of April 1, 2004, based on dividends paid on PPL's common stock since issuance. The purchase contracts were settled in May 2004. Since the average price did not exceed the threshold appreciation price, the purchase contracts were excluded from the diluted EPS calculations for the appropriate periods.

  In January 2004, PPL completed an exchange offer resulting in the exchange of approximately four million PEPS Units for PEPS Units, Series B. The primary difference in the units related to the debt component. The purchase contract components of both units, which were potentially dilutive, were identical. The threshold appreciation price for the purchase contract component of the PEPS Units, Series B was adjusted in the same manner as that of the PEPS Units and was $63.38 as a result of the adjustment as of April 1, 2004. These purchase contracts were settled in May 2004. Since the average price did not exceed the threshold appreciation price, the purchase contracts were excluded from the diluted EPS calculations for the nine months ended September 30, 2004. See Note 7 for a more detailed discussion of the exchange offer.

  In May 2003, PPL Energy Supply issued $400 million of 2.625% Convertible Senior Notes due 2023. The notes are guaranteed by PPL and can be converted into shares of PPL common stock if:

•	during any fiscal quarter starting after June 30, 2003, the market price of PPL's common stock trades at or above $59.67 per share over a certain period during the preceding fiscal quarter;
•	PPL calls the debt for redemption;
•	the holder exercises its right to put the debt on any five-year anniversary of the offering;
•	the long-term credit rating assigned to the notes by Moody's Investors Service, Inc. and Standard & Poor's Ratings Services falls below Ba2 and BB or the notes are not rated; or
•	certain specified corporate transactions occur, e.g., change in control and certain distributions to the holders of PPL common stock.

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

  Depending upon which of the conversion events identified above occurs, the Convertible Senior Notes can be settled in cash or shares. As none of these events has occurred, the Convertible Senior Notes were excluded from the diluted EPS calculations. See Note 18 for a discussion of EITF Issue 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share," and the potential impact of the Convertible Senior Notes on diluted EPS. Also, see Note 7 for a discussion of the consent solicitation related to the Convertible Senior Notes.

  The following number of stock options to purchase PPL common shares were excluded in the periods' computations of diluted EPS because the effect would have been antidilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,

(Thousands of Shares)	2004	2003	2004	2003

Antidilutive stock options	747	1,673	1,266	1,687

  See Note 18 for a discussion of EITF Issue 03-6, "Participating Securities and the Two-Class Method under FASB Statement No. 128, 'Earnings Per Share'."

  Income Taxes

  Reconciliations of effective income tax rates are as follows:

  (PPL)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Reconciliation of Income Tax Expense

Indicated federal income tax on pre-tax income before extraordinary item at statutory tax rate - 35%	$96	$90	$247	$244

Increase (decrease) due to:

State income taxes	10	8	10	18

Amortization of investment tax credit	(3)	(3)	(8)	(8)

Difference related to income recognition of foreign affiliates (net of foreign income taxes)	(8)	(2)	(26)	(7)

Federal income tax credits	(21)	(12)	(50)	(38)

Other	1	2		(8)

	(21)	(7)	(74)	(43)

Total income tax expense	$75	$83	$173	$201

Effective income tax rate	27.4%	32.0%	24.6%	28.8%

  (PPL Energy Supply)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Reconciliation of Income Tax Expense

Indicated federal income tax on pre-tax income before extraordinary item at statutory tax rate - 35%	$93	$101	$231	$240

Increase (decrease) due to:

State income taxes	9	8	8	11

Amortization of investment tax credit	(2)	(2)	(6)	(6)

Difference related to income recognition of foreign affiliates (net of foreign income taxes)	(8)	(2)	(26)	(7)

Federal income tax credits	(21)	(12)	(50)	(38)

Other		1	(1)

	(22)	(7)	(75)	(40)

Total income tax expense	$71	$94	$156	$200

Effective income tax rate	26.8%	32.6%	23.7%	29.2%

  (PPL Electric)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Reconciliation of Income Tax Expense

Indicated federal income tax on pre-tax income before extraordinary item at statutory tax rate - 35%	$8	$(4)	$28	$13

Increase (decrease) due to:

State income taxes	(1)	(1)	1	1

Amortization of investment tax credit	(1)	(1)	(2)	(2)

Other		1

	(2)	(1)	(1)	(1)

Total income tax (benefit) expense	$6	$(5)	$27	$12

Effective income tax rate	27.3%	50.0%	33.8%	31.6%

  Comprehensive Income

  (PPL and PPL Energy Supply)

  The following tables show the after-tax components of comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

PPL

Net Income	$196	$171	$521	$526

Other comprehensive income (loss):

Foreign currency translation adjustments	(11)	(5)	39	12

Sale of CEMAR - currency translation adjustment			(4)

Sale of CGE - currency translation adjustment			10

Unrealized gain (loss) on available-for-sale securities	1	(2)	(3)	7

Unrealized loss on qualifying derivatives	(8)	(25)	(37)	(11)

Total other comprehensive income (loss)	(18)	(32)	5	8

Comprehensive Income	$178	$139	$526	$534

PPL Energy Supply

Net Income	$192	$190	$495	$538

Other comprehensive income (loss):

Foreign currency translation adjustments	(11)	(5)	39	12

Sale of CEMAR - currency translation adjustment			(4)

Sale of CGE - currency translation adjustment			10

Unrealized gain (loss) on available-for-sale securities	(2)	(3)	(6)	5

Unrealized loss on qualifying derivatives	(2)	(29)	(39)	(5)

Total other comprehensive income (loss)	(15)	(37)		12

Comprehensive Income	$177	$153	$495	$550

  (PPL Electric)

  PPL Electric's comprehensive income approximates net income.

  Credit Arrangements and Financing Activities

  Credit Arrangements

  (PPL, PPL Energy Supply and PPL Electric)

  In February 2004, PPL Energy Supply reduced the size of its $500 million three-year credit facility expiring in June 2004 to $200 million. In June 2004, PPL Energy Supply replaced this facility and its $300 million three-year facility expiring in June 2005 with an $800 million five-year facility expiring in June 2009. Also in June 2004, PPL Electric replaced its $200 million 364-day facility expiring in June 2004 with a $200 million five-year facility expiring in June 2009. At September 30, 2004, no cash borrowings were outstanding under any credit facilities of PPL Electric or PPL Energy Supply. Both PPL Electric and PPL Energy Supply have the ability to cause the lenders under their respective facilities to issue letters of credit. At September 30, 2004, PPL Electric had no letters of credit outstanding under its credit facilities, and PPL Energy Supply had $195 million of letters of credit outstanding under its credit facilities.

  (PPL and PPL Energy Supply)

  At September 30, 2004, WPD (South West) had £600 thousand ($1 million) outstanding borrowings under its credit facilities. In October 2004, WPD (South West) replaced its expiring £100 million 364-day credit facility expiring in October 2004 with a £100 million 364-day credit facility expiring in October 2005, extended its £150 million five-year credit facility to October 2009 and added a £150 million three-year credit facility expiring October 2007.

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

  Financing Activities

  PEPS Units Transactions

  (PPL)

  In November 2003, PPL initiated an offer to exchange up to $573 million of its outstanding PEPS Units for up to $573 million of its PEPS Units, Series B and a cash payment by PPL of $0.375 for each validly tendered and accepted outstanding PEPS Unit. The exchange offer, which closed in January 2004, resulted in $99 million, or 17.28%, of the outstanding PEPS Units being exchanged.

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

  Additionally, in February 2004, PPL Capital Funding issued $201 million of senior unsecured notes guaranteed by PPL in exchange for $185 million of the trust preferred securities of PPL Capital Funding Trust I and a payment of $400,000 in cash. The senior notes bear interest at a rate of 4.33% per year that is payable semi-annually on March 1 and September 1 of each year, from September 1, 2004, through the maturity date of March 1, 2009. The senior notes are not redeemable by PPL or PPL Capital Funding, and the holders will not be entitled to require PPL or PPL Capital Funding to repurchase the senior notes before maturity. The senior notes were issued in an SEC Rule 144A private offering to qualified institutional buyers and were exchanged in full for senior notes registered with the SEC pursuant to an exchange offer completed by PPL and PPL Capital Funding in July 2004. The registered senior notes issued pursuant to the exchange offer have the same terms as the senior notes issued in the 144A private offering.

  The January and February 2004 exchanges resulted in the cancellation of an aggregate of $284 million of the trust preferred securities and an aggregate of $9 million of PPL Capital Funding Trust I's common securities held by PPL Capital Funding, as well as a corresponding cancellation of the $293 million of PPL Capital Funding 7.29% subordinated notes due 2006 underlying these trust securities. The cancellation of the underlying PPL Capital Funding subordinated notes together with the issuance of the new PPL Capital Funding debt, as a result of the exchanges, resulted in a net decrease of $9 million of long-term debt, including "Long-term Debt with Affiliate Trusts," as reflected in the Balance Sheet. Following these exchanges, there remained outstanding $290 million of trust preferred securities and $9 million of trust common securities, as well as $299 million of underlying PPL Capital Funding 7.29% subordinated notes due 2006.

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

  In May 2004, pursuant to the terms of the PEPS Units, Series B, PPL remarketed approximately $99 million of the PPL Capital Funding notes due 2006 that were a component of the PEPS Units, Series B. The notes were remarketed at a price of 100.5% of their aggregate principal amount with a floating reset interest rate initially equal to 2.31%, which is three-month LIBOR plus a spread of 105 basis points, or 1.05%. Interest on the notes resets quarterly at three-month LIBOR plus a spread of 105 basis points, and is payable quarterly from May 18, 2004, through, but excluding, the maturity date of May 18, 2006. Under the terms of the PEPS Units, Series B, holders were entitled to surrender their PPL Capital Funding notes for remarketing in order to settle the purchase contract component of the PEPS Units, Series B in May 2004.

  (PPL and PPL Energy Supply)

  The purchase contract component of the PEPS Units and the PEPS Units, Series B settled in May 2004. Pursuant to the settlement of the purchase contracts, PPL issued an aggregate of approximately 11 million shares of its common stock and received aggregate proceeds of approximately $575 million. In June 2004, a subsidiary of PPL Energy Supply used these proceeds and cash on hand to purchase, for approximately $660 million, the Sundance and University Park generation assets that it had been leasing, through a synthetic lease arrangement, from a trust consolidated by PPL Energy Supply. Under the terms of the synthetic lease arrangement, the PPL Energy Supply subsidiary had the right at any time to purchase these assets for an amount sufficient to pay off the consolidated trust's related financing, including accrued and unpaid interest. Repayment of the consolidated trust's debt resulted in a loss of approximately $9 million pre-tax, which is reflected in "Interest Expense."

  Other Financing Activities

  (PPL)

  In April 2004, PPL Capital Funding repurchased $4 million of its 8-3/8% Medium-term Notes due 2007 at a market value of approximately $5 million. This repurchase resulted in a loss of approximately $1 million pre-tax, which is reflected in "Interest Expense."

  In September 2004, a subsidiary of PPL Gas Utilities repurchased all remaining $2 million of its outstanding 9.64% Notes due 2010 at an approximately equivalent market value.

  (PPL and PPL Energy Supply)

  During the nine months ended September 30, 2004, a Bolivian subsidiary of PPL Global issued $13 million of bonds with interest rates varying from 6.8% to 7.4% and serial maturities from December 2005 to December 2008. In addition, the PPL Global subsidiary issued bonds denominated in UFVs (inflation-indexed bolivianos) totaling 72.3 million bolivianos (approximately $9 million at current exchange rates) with interest rates ranging from 8% to 9% and with maturities in December 2007 and May 2010. The proceeds of both issuances were used to repay intercompany loans, short-term bank borrowings, and $9 million of its multicurrency denominated Inter-American Development Bank note maturing in November 2009.

  In August 2004, PPL Energy Supply issued $300 million of 5.4% Senior Notes maturing in August 2014. These securities were issued under PPL Energy Supply's existing shelf registration statement on file with the SEC. The proceeds of the notes will be applied to the repayment at maturity of approximately $320 million of PPL Capital Funding's 7-3/4% Medium-term Notes that are due in April 2005. PPL EnergyPlus currently is using the proceeds to satisfy its collateral obligation under one of its PLR contracts with PPL Electric. See Note 10 for a discussion of the collateral requirement under this PLR contract.

  During the nine months ended September 30, 2004, PPL Energy Supply distributed approximately $169 million to its parent company, PPL Energy Funding, and received capital contributions of $358 million.

  In May 2004, PPL Energy Supply issued a $495 million note payable to an affiliate. The note matures in May 2006 with interest payable monthly in arrears at LIBOR plus 1%.

  On October 26, 2004, PPL and PPL Energy Supply launched a solicitation of consents from the holders of PPL Energy Supply's outstanding $400 million 2.625% Convertible Senior Notes due 2023 to amend certain provisions of the Indenture dated May 21, 2003, pursuant to which the Convertible Senior Notes were issued. PPL and PPL Energy Supply are seeking to modify the terms of the Convertible Senior Notes in response to changes to the calculation of diluted EPS that will result from EITF Issue 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share," as well as other anticipated rules relating to EPS. See Note 18 for a discussion of EITF Issue 04-8 and its anticipated impact on PPL's diluted EPS. If the consent solicitation is successful, the proposed modifications to the Convertible Senior Notes are expected to mitigate the dilutive EPS impact that would result from the inclusion of shares issuable under the Convertible Senior Notes in the calculation of diluted EPS. Unless extended by PPL and PPL Energy Supply, the consent solicitation will expire on November 9, 2004.

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

  In April 2004, PPL Electric completed an offer to repurchase its outstanding First Mortgage Bonds, 6-1/2% Series due 2005. Pursuant to the offer, PPL Electric repurchased approximately $41 million of the bonds at a market value of $43 million. PPL Electric also repurchased in the open market $45 million of 5-7/8% Senior Secured Bonds and $14 million of 6-1/4% Senior Secured Bonds at market values of $48 million and $16 million, respectively. These repurchases resulted in a loss of approximately $7 million pre-tax, which is reflected in other noncurrent assets as an unamortized loss on reacquired debt. The purpose of the repurchases was to reduce future interest expense.

  In August 2004, PPL Electric began participating in an asset-backed commercial paper program through which PPL Electric obtains financing by selling and contributing its eligible accounts receivable and unbilled revenue to a special purpose, wholly owned subsidiary on an ongoing basis. The subsidiary has pledged these assets to secure loans from a commercial paper conduit sponsored by a financial institution. PPL Electric expects to use the proceeds from the credit agreement for general corporate purposes and to cash collateralize letters of credit. The subsidiary's borrowing limit under this credit agreement is $150 million, and interest under the credit agreement varies based on the actual cost of the commercial paper conduit's cost to issue commercial paper that supports the debt. At September 30, 2004, $115 million of accounts receivable and $102 million of unbilled revenue were pledged under the credit agreement. At September 30, 2004, there was $88 million of short-term debt outstanding under the credit agreement at an interest rate of 1.81%, with $42 million of such debt being used to cash collateralize letters of credit issued on PPL Electric's behalf. At September 30, 2004, based on the accounts receivables and unbilled revenues pledged, an additional $47 million was available for borrowing. The funds used to cash collateralize the letters of credit are reported in "Restricted cash" on the Balance Sheet. PPL Electric's sale to its subsidiary of the accounts receivable and unbilled revenue is an absolute sale of the assets, and PPL Electric does not retain an interest in these assets. However, for financial reporting purposes, the subsidiary's financial results are consolidated in PPL Electric's financial statements. PPL Electric will continue to perform certain record-keeping and cash collection functions with respect to the assets in return for a servicing fee from the subsidiary. PPL Electric expects the subsidiary to renew the credit agreement on an annual basis.

  During the nine months ended September 30, 2004, PPL Transition Bond Company made principal payments on transition bonds totaling $202 million.

  At September 30, 2004, PPL Electric had no commercial paper outstanding under its commercial paper program.

  Dividends (PPL)

  In February 2004, PPL announced an increase to its quarterly common stock dividend, effective April 1, 2004, from 38.5 cents per share to 41 cents per share (equivalent to $1.64 per annum). Future dividends, declared at the discretion of the Board of Directors, will be dependent upon future earnings, cash flows, financial requirements and other factors.

  Acquisitions, Development and Divestitures

  Domestic Generation Projects (PPL and PPL Energy Supply)

  At December 31, 2003, PPL Generation had two remaining spare gas combustion turbine generators and related equipment, originally intended for use in a project that was subsequently cancelled. In February 2004, a subsidiary of PPL Generation sold one spare gas combustion turbine generator and related equipment for approximately $10 million. In June 2004, the subsidiary sold the other spare gas combustion turbine generator and related equipment for approximately $9 million. The net loss from these sales was insignificant.

  The turbine upgrade for PPL Susquehanna Unit 1 was completed in April 2004. This project provides a nominal power increase of 49 MW of generation capacity, of which PPL Susquehanna has a 90% undivided interest. Through September 30, 2004, a total of approximately $81 million had been incurred on the Unit 1 upgrade.

  In May 2004, the 600 MW Lower Mt. Bethel plant in eastern Pennsylvania was placed in service. Construction of the natural gas-fired power plant began in December 2001. Through September 30, 2004, approximately $452 million had been incurred on the plant construction.

  In 2003, PPL Maine entered into an agreement in principle with a coalition of government agencies and private groups to sell three of its nine hydroelectric dams in Maine. The parties reached a final agreement in June 2004 and submitted the plan to the FERC for approval. Under the agreement, a non-profit organization designated by the coalition would have a five-year option to purchase the dams for approximately $25 million, and PPL Maine would receive rights to increase energy output at its other hydroelectric dams in Maine. The coalition has announced plans to remove or bypass the dams subject to the agreement in order to restore runs of Atlantic salmon and other migratory fish to the Penobscot River. The agreement requires several approvals by the FERC, and PPL cannot predict whether or when these regulatory approvals will be obtained.

  See Note 7 for a discussion of the June 2004 purchase of the Sundance and University Park generation assets from a consolidated trust.

  In June 2004, a subsidiary of PPL Generation agreed to sell the 450 MW Sundance power plant located in Pinal County, Arizona, to Arizona Public Service Company for approximately $190 million in cash, subject to the receipt of various state and federal regulatory approvals and customary closing conditions. If the necessary regulatory approvals can be obtained, the sale is expected to close in the first quarter of 2005. It is expected that the proceeds of the sale would be used to reduce PPL's outstanding debt. Either party may terminate the agreement if the required state regulatory approvals are not obtained by December 31, 2004. If it becomes likely that the required regulatory approvals will be obtained, PPL will reassess the Sundance assets for possible impairment. In September 2004, both the Arizona Residential Utility Consumer Office and the staff of the Arizona Corporation Commission filed testimony opposing most of the regulatory approvals requested by Arizona Public Service Company and PPL. PPL cannot predict whether or when the regulatory approvals for this transaction will be obtained, and whether or when this transaction will be consummated.

  International Energy Projects (PPL and PPL Energy Supply)

  Sale of CEMAR

  In 2001, PPL Global estimated that the long-term viability of its CEMAR investment was jeopardized and that there was minimal probability of positive future cash flows. At that time, PPL Global recorded an impairment loss in the carrying value of its net assets in CEMAR. In March 2002, PPL Global recorded a further impairment loss. In June 2002, PPL made a decision to exit the investment. At that time, PPL Global's remaining portion of its CEMAR investment was written-off.

  In August 2002, ANEEL authorized an administrative intervention in CEMAR and fully assumed operational and financial control of the company. The intervenor appointed by ANEEL initiated efforts to transfer the ownership interest in CEMAR to a new owner. Since PPL Global no longer controlled or managed CEMAR, it deconsolidated the assets and liabilities of CEMAR from its financial statements and stopped recording CEMAR's operating results at that time. In February 2003, due to the inability to discharge their obligations under the continuing intervention, PPL-related officers and directors of CEMAR resigned from their respective positions.

  In April 2004, PPL Global transferred its interest in CEMAR to two companies controlled by a private equity fund managed by GP Investimentos, a Brazilian private equity firm. The sale resulted in a credit of approximately $23 million, and is included in "Other Income - net" on the Statement of Income. This credit is a result of the reversal of the negative carrying value and the associated cumulative translation adjustment.

  Discontinued Operations

  In December 2003, PPL Global's Board of Managers authorized PPL Global to sell its investment in a Latin American telecommunications company, and approved a plan of sale. It was determined that the viability of this non-strategic business was not economical. As a result, PPL Global recorded an $18 million write-down in the carrying value of the company's net assets to their estimated fair value of approximately $1 million as of December 31, 2003.

  In June 2004, PPL Global sold this investment to local management for a nominal amount. The operating results of the Latin American telecommunications company, as well as an insignificant write-down of its net assets in 2004, are recorded as "Loss from Discontinued Operations" on the Statement of Income, approximately $2 million and $1 million for the nine months ended September 30, 2004 and 2003.

  Other Sales

  In March 2004, PPL Global completed the sale of its minority interest in shares of CGE for approximately $123 million. The sale resulted in a charge of approximately $15 million pre-tax, which is included in operating expenses, as "Energy related businesses," on the Statement of Income. This charge was due primarily to the devaluation of the Chilean peso since the original acquisition in 2000.

  In June 2004, PPL Global completed the sale of its 50% ownership interest in nine small hydroelectric generating facilities in Spain for approximately $8 million. There was an insignificant loss on this transaction.

  DelSur Tender Offer

  In April 2004, EC launched a tender offer to acquire outstanding shares of DelSur for an aggregate purchase price of up to $17 million. The offer closed in May, with a purchase of 163,927 shares for approximately $5 million, increasing EC's ownership of DelSur by 5.34%. Additional shares are purchased as they become available. At September 30, 2004, EC owned approximately 86.2% of DelSur.

  Other (PPL)

  In June 2004, a PPL subsidiary evaluated its investment in a technology supplier for impairment. As a result of the evaluation, the subsidiary recorded an impairment charge of approximately $10 million pre-tax, which is included in "Other Income - net" on the Statement of Income.

  Commitments and Contingent Liabilities

  Energy Purchases and Sales Commitments

  Liability for Above Market NUG Contracts (PPL, PPL Energy Supply and PPL Electric)

  In 1998, PPL Electric recorded a loss accrual for above market contracts with NUGs of $854 million, due to its generation business being deregulated. Effective January 1999, PPL Electric began reducing this liability as an offset to "Energy purchases" on the Statement of Income. This reduction is based on the estimated timing of the purchases from the NUGs and projected market prices for this generation. The final existing NUG contract expires in 2014. In connection with the corporate realignment in 2000, the remaining balance of this liability was transferred to PPL EnergyPlus. At September 30, 2004, the remaining liability associated with the above market NUG contracts was $297 million.

  Wholesale Energy Commitments (PPL and PPL Energy Supply)

  As part of the purchase of generation assets from Montana Power, PPL Montana assumed a power purchase agreement and a power sales agreement, which were still in effect at September 30, 2004. In accordance with purchase accounting guidelines, PPL Montana recorded liabilities of $65 million as the estimated fair value of these agreements at the acquisition date. These liabilities are being reduced over the terms of the agreements, through 2010, as adjustments to "Wholesale energy marketing" revenues and "Energy purchases" on the Statement of Income. The unamortized balance of the liability related to the power purchase agreement at September 30, 2004, was $55 million and is included in "Deferred Credits and Other Noncurrent Liabilities - Other" on the Balance Sheet. The power sales agreement was re-evaluated under DIG Issue C20, "Scope Exceptions: Interpretation of the Meaning of Not Clearly and Closely Related in Paragraph 10(b) Regarding Contracts With a Price Adjustment Feature," and is now reflected at its fair value as a derivative instrument.

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

  In September 2003, NorthWestern filed a motion with the bankruptcy court seeking, among other things, to assume the two five-year power supply agreements (as amended) and to pay PPL Montana for the approximately $1.6 million of energy sales made immediately prior to the time of the bankruptcy filing. In October 2003, the bankruptcy court entered an order granting NorthWestern's motion. NorthWestern has, in accordance with the terms of the judge's order, paid PPL Montana for the pre-filing energy sales, and the parties have resumed monthly invoicing and payment arrangements. In October 2004, the federal district court in Delaware confirmed NorthWestern's plan of reorganization, and in November 2004, NorthWestern announced that it has officially emerged from bankruptcy protection.

  In April 2003, the Maryland Public Service Commission authorized the competitive provision of the Standard Offer Service (SOS) to allow utilities to procure SOS for customers through the competitive selection of wholesale supply. In March 2004, PPL EnergyPlus was awarded an 11-month fixed-price SOS contract for customer load (approximately 60 MW) for Potomac Electric Power Company. This contract commenced in July 2004.

  As a result of New Jersey's Electric Discount and Energy Competition Act, the New Jersey Board of Public Utilities authorized and made available to power suppliers, on a competitive basis, the opportunity to provide Basic Generation Service (BGS) to all non-shopping New Jersey customers. In February 2003, PPL EnergyPlus was awarded a 34-month fixed-price BGS contract for a fixed percentage of customer load (approximately 1,000 MW) for Atlantic City Electric Company, Jersey Central Power & Light Company and Public Service Electric & Gas Company. In February 2003, PPL EnergyPlus was also awarded about 500 MW for a 10-month hourly energy price supply contract. These contracts commenced in August 2003. Additionally, in February 2004, PPL EnergyPlus was awarded a 12-month hourly energy price supply BGS contract for a fixed percentage of customer load (approximately 450 MW) for Atlantic City Electric Company, Jersey Central Power & Light Company and Public Service Electric & Gas Company. These contracts commenced in June 2004.

  In April 2003, PPL EnergyPlus entered into an agreement with Arizona Public Service Company to provide 112 MW of capacity and associated electricity from July through September of 2003 and 150 MW from June through September of 2004 and 2005. See Note 8 for information regarding the possible sale of the Sundance power plant to Arizona Public Service Company.

  In May 2003, PPL EnergyPlus entered into a 20-year agreement with Community Energy, Inc. to purchase energy from its Bear Creek wind power project in northeastern Pennsylvania. The project is expected to produce up to 20 MW and be completed in 2005.

  In January 2004, PPL EnergyPlus began supplying 12.5% of Connecticut Light & Power Company's Transitional Standard Offer load, under a three-year fixed-price contract. During peak hours, PPL EnergyPlus' obligation to supply the Transitional Standard Offer load may reach 625 MW.

  Legal Matters

  (PPL, PPL Energy Supply and PPL Electric)

  PPL and its subsidiaries are involved in numerous legal proceedings, claims and litigation in the ordinary course of business. PPL and its subsidiaries cannot predict the outcome of such matters, or whether such matters may result in material liabilities.

  Montana Power Shareholders' Litigation (PPL and PPL Energy Supply)

  In August 2001, a purported class-action lawsuit was filed by a group of shareholders of Montana Power against Montana Power, the directors of Montana Power, certain advisors and consultants of Montana Power and PPL Montana. The plaintiffs allege, among other things, that Montana Power was required to, and did not, obtain shareholder approval of the sale of Montana Power's generation assets to PPL Montana in 1999. Although most of the claims in the complaint are against Montana Power, its board of directors, and its consultants and advisors, two claims are asserted against PPL Montana. In the first claim, plaintiffs seek a declaration that because Montana Power shareholders did not vote on the 1999 sale of generating assets to PPL Montana, that sale "was null and void ab initio." The second claim alleges that PPL Montana was privy to and participated in a strategy whereby Montana Power would sell its generation assets to PPL Montana without first obtaining Montana Power shareholder approval, and that PPL Montana has made net profits in excess of $100 million as the result of this alleged illegal sale. In the second claim, plaintiffs request that the court impose a "resulting and/or constructive trust" on both the generation assets themselves and all profits, plus interest on the amounts subject to the trust. This lawsuit is currently pending in the U.S. District Court of Montana, Butte Division. In July 2004, the plaintiffs notified the District Court that the parties had reached a partial settlement of the case that would result in the dismissal of PPL Montana as a defendant. Under the terms of the proposed settlement, PPL Montana would not have to pay any amount to the plaintiffs. The settlement must still be reduced to writing and approved by the plaintiff class and the District Court. PPL and PPL Energy Supply cannot predict whether the settlement will be approved or the outcome of this matter if the settlement is not approved.

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

  In October 2004, the federal district court in Delaware, where NorthWestern's bankruptcy proceeding had been pending, approved a joint stipulation between PPL Montana and NorthWestern under which NorthWestern will establish a segregated reserve that will be used for any distributions to be made to satisfy any final judgment that PPL Montana may be awarded pursuant to PPL Montana's counterclaims. This segregated reserve will be funded by shares of NorthWestern common stock equal to $50 million, valued as of the effective date of NorthWestern's plan of reorganization. Also in October, the federal district court in Delaware confirmed NorthWestern's plan of reorganization, and in November 2004, NorthWestern announced that it has officially emerged from bankruptcy protection.

  This matter currently is scheduled for trial in the Montana federal district court in mid-2005. PPL and PPL Energy Supply cannot predict the outcome of this litigation.

  Montana Hydroelectric Litigation (PPL and PPL Energy Supply)

  In October 2003, a lawsuit was filed against PPL Montana, PPL Services, Avista Corporation, PacifiCorp and nine John Doe defendants in the U.S. District Court of Montana, Missoula Division, by two residents allegedly acting in a representative capacity on behalf of the State of Montana. In January 2004, the complaint was amended to, among other things, include the Great Falls school districts as additional plaintiffs. In May 2004, the Montana Attorney General filed a motion to allow the State of Montana to intervene as an additional plaintiff in the litigation. This motion was granted without objection. Both the complaint of the individual plaintiffs and the school districts' and the State's complaint sought declaratory judgment, compensatory damages and attorneys fees and costs for use of state and/or "school trust" lands and to require the defendants to adequately compensate the state and/or the State School Trust fund for full market value of lands occupied. Generally, the suit is founded on allegations that the bed of navigable rivers became state-owned property upon admission to statehood, and that the use thereof for placement of dam structures, affiliated structures and reservoirs should, under an existing regulatory scheme, trigger lease payments for use of land underneath. Plaintiffs also sought relief on theories of unjust enrichment, trespass and negligence. The defendants filed separate motions to dismiss the complaint of the private and school district plaintiffs, as well as the complaint of the State of Montana. In September 2004, the federal court granted the motions to dismiss the individual plaintiffs' and school districts' complaint but denied the similar motions as to the State of Montana's complaint. No specific amount of damages or future rental value has been claimed. PPL Montana and PPL Services cannot predict the outcome of this litigation.

  Regulatory Issues

  California ISO and Western Markets (PPL and PPL Energy Supply)

  Through its subsidiaries, PPL has made approximately $18 million of sales to the California ISO, of which $17 million has not been paid to PPL subsidiaries. Given the myriad of electricity supply problems presently faced by the California electric utilities and the California ISO, PPL cannot predict whether or when it will receive payment. As of September 30, 2004, PPL has fully reserved for possible underrecoveries of payments for these sales.

  Regulatory proceedings arising out of the California electricity supply situation have been filed at the FERC. The FERC has determined that all sellers of energy into markets operated by the California ISO and the California Power Exchange, including PPL Montana, should be subject to refund liability for the period beginning October 2, 2000, through June 20, 2001, and initiated an evidentiary hearing concerning refund amounts. In April 2003, the FERC changed the manner in which this refund liability is to be computed and ordered further proceedings to determine the exact amounts that the sellers, including PPL Montana, would be required to refund. In September 2004, the U.S. Court of Appeals for the Ninth Circuit held that the FERC had the additional legal authority to order refunds for periods prior to October 2, 2000, and ordered the FERC to determine whether or not it would be appropriate to grant such additional refunds.

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

  In February 2004, the Montana Public Service Commission initiated a limited investigation of the Montana retail electricity market for the years 2000 and 2001, focusing on how that market was affected by transactions involving the possible manipulation of the electricity grid in the western U.S. The investigation includes all public utilities and licensed electricity suppliers in Montana, as well as other entities that may possess relevant information. Through its subsidiaries, PPL is a licensed electricity supplier in Montana and a wholesale supplier in the western U.S. In June 2004, the Montana Attorney General served PPL Montana and more than 20 other companies with subpoenas requesting documents, and PPL Montana currently is providing responsive documents to the Montana Attorney General. As with the other investigations taking place as a result of the issues arising out of the electricity supply situation in California and other western states, PPL and its subsidiaries believe that they have not engaged in any improper trading or marketing practices affecting the Montana retail electricity market.

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

  PJM Capacity Transactions (PPL, PPL Energy Supply and PPL Electric)

  In September 2002, PPL was served with a complaint filed by Utilimax.com, Inc., which was a member of PJM, in the U.S. District Court for the Eastern District of Pennsylvania against PPL and PPL EnergyPlus alleging, among other things, violations of the federal antitrust laws in connection with the pricing of installed capacity in the PJM daily market during the first quarter of 2001. The District Court dismissed the complaint with prejudice in July 2003, and the U.S. Court of Appeals for the Third Circuit has upheld the dismissal of the complaint.

  In December 2002, PPL was served with a complaint against PPL, PPL EnergyPlus and PPL Electric filed in the U.S. District Court for the Eastern District of Pennsylvania by a group of 14 Pennsylvania boroughs that apparently alleges, in broad terms, similar violations of the federal antitrust laws. These boroughs were wholesale customers of PPL Electric. The claims of the boroughs are similar to those previously alleged by a single borough in litigation brought in the same court that is still pending. In addition, in November 2003, PPL and PPL EnergyPlus were served with a complaint which was filed in the same court by Joseph Martorano, III (d/b/a ENERCO), that also alleges violations of the federal antitrust laws in early 2001. The complaint indicates that ENERCO provides consulting and energy procurement services to clients in Pennsylvania and New Jersey. In September 2004, this complaint was dismissed by the District Court and the plaintiff has appealed the dismissal to the U.S. Court of Appeals for the Third Circuit.

  Each of the U.S. Department of Justice - Antitrust Division, the FERC and the Pennsylvania Attorney General conducted investigations regarding PPL's PJM capacity market transactions in early 2001 and did not find any reason to take action against PPL.

  Although PPL, PPL Energy Supply and PPL Electric believe the claims in these complaints are without merit, they cannot predict the outcome of these matters.

  New England Investigation (PPL and PPL Energy Supply)

  In January 2004, PPL became aware of an investigation by the Connecticut Attorney General and the FERC's Office of Market Oversight and Investigation (OMOI) regarding allegations that natural gas-fired generators located in New England illegally sold natural gas instead of generating electricity during the week of January 12, 2004. Subsequently, PPL and other generators were served with a data request by OMOI. The data request indicated that PPL was not under suspicion of a regulatory violation, but that OMOI was conducting an initial investigation. PPL has responded to this data request. PPL also has responded to data requests of ISO - New England and data requests served by subpoena from the Connecticut Attorney General. Both OMOI and ISO - New England have issued preliminary reports finding no regulatory or other violations concerning these matters. While PPL does not believe that it committed any regulatory or other violations concerning the subject matter of these investigations, PPL cannot predict the outcome of these investigations.

  PJM Billing (PPL, PPL Energy Supply and PPL Electric)

  In March 2004, an Exelon Corporation subsidiary, PECO Energy, Inc. (PECO), alleged that PJM had overcharged PECO by approximately $45 million, exclusive of interest, from April 1998 through May 2003 as a result of an error by PJM in the State Estimator Program used in connection with billing all PJM customers for certain transmission, spot market energy and ancillary services charges. PECO further alleged that PPL Electric or other PPL subsidiaries should be responsible for all these overcharges, plus interest. PPL Electric and PPL Energy Supply do not believe that they or any PPL subsidiaries have any financial responsibility or liability to PJM or PECO as a result of PJM's alleged error. PJM has not taken a position on this matter. PPL Electric and PPL Energy Supply cannot predict whether any legal or FERC proceedings may result from these allegations, the outcome of such proceedings or the impact on any PPL subsidiary.

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

  In June 2004, FERC approved certain changes to its standards for granting market-based rate authority. As a result, PPL EnergyPlus will need to re-file for market-based rate authority under the new standards in November 2004. PPL EnergyPlus cannot predict the outcome of this filing.

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

  Wallingford Deactivation (PPL and PPL Energy Supply)

  In January 2003, PPL negotiated an agreement with the ISO - New England that would declare that four of the five units at PPL's Wallingford, Connecticut facility are "reliability must run" units and put those units under cost-based rates. This agreement and the cost-based rates are subject to the FERC's approval, and PPL filed a request with the FERC for such approval. PPL requested authority for cost-based rates because the current and anticipated wholesale prices in New England are insufficient to cover the costs of keeping these units available for operation. In March 2003, PPL filed an application with the New England Power Pool to temporarily deactivate these four units. In May 2003, the FERC denied PPL's request for cost-based rates in light of the FERC's changes to the market and bid mitigation rules of ISO - New England made in a similar case involving generating units owned by NRG Energy, Inc. PPL subsequently has explained to the FERC that its changes to the market and bid mitigation rules of ISO - New England will not provide sufficient revenues to PPL, and PPL continues to seek approval of its cost-based rates. However, PPL has informed the New England Power Pool that it will not pursue its request to temporarily deactivate certain Wallingford units. In February 2004, PPL appealed the FERC's denial of its request for cost-based rates to the U.S. Court of Appeals for the District of Columbia Circuit. PPL cannot predict the outcome of this matter.

  IRS Synthetic Fuels Tax Credits (PPL and PPL Energy Supply)

  PPL, through its subsidiaries, has interests in two synthetic fuel production facilities: the Somerset facility located in Pennsylvania and the Tyrone facility located in Kentucky. PPL receives tax credits pursuant to Section 29 of the Internal Revenue Code based on the sale of synthetic fuel from these facilities to unaffiliated third-party purchasers. Section 29 of the Internal Revenue Code provides tax credits for the production and sale of solid synthetic fuels produced from coal. Section 29 tax credits are currently scheduled to expire at the end of 2007.

  To qualify for the Section 29 tax credits, the synthetic fuel must meet three primary conditions: (i) there must be a significant chemical change in the coal feedstock, (ii) the product must be sold to an unaffiliated entity, and (iii) the production facility must have been placed in service before July 1, 1998. In addition, Section 29 provides for the phase-out of the synthetic fuel tax credit when the reference price for crude oil, as adjusted for inflation, exceeds a certain threshold. The reference price is the annual average wellhead price per barrel for all unregulated domestic crude oil. Accounting for inflation, PPL estimates that the 2004 tax credit phase-out would start at $50.64 per barrel and the tax credit would be totally eliminated at $63.57 per barrel. The average reference price for crude oil through August 31, 2004, is estimated at $34.36 per barrel. Accordingly, PPL does not expect the tax credit phase-out to impact its results in 2004.

  A PPL subsidiary owns and operates the Somerset facility. In November 2001, PPL received a private letter ruling from the IRS pursuant to which, among other things, the IRS concluded that the synthetic fuel produced at the Somerset facility qualifies for Section 29 tax credits. The Somerset facility uses the Covol technology to produce synthetic fuel, and the IRS issued the private letter ruling after its review and approval of that technology. In reliance on this private letter ruling, PPL has sold synthetic fuel produced at the Somerset facility resulting in an aggregate of approximately $190 million of tax credits as of September 30, 2004.

  PPL owns a limited partnership interest in the entity that owns and operates the Tyrone facility. In April 2004, this entity received a private letter ruling from the IRS. Similar to its conclusions relating to the Somerset facility, the IRS concluded that the synthetic fuel to be produced at the Tyrone facility qualifies for Section 29 tax credits. In reliance on this private letter ruling, this entity has sold synthetic fuel produced at the Tyrone facility resulting in an aggregate of approximately $5 million of tax credits as of September 30, 2004. The Tyrone facility commenced commercial operations in the third quarter of 2004 after being relocated to Kentucky from Pennsylvania.

  PPL also purchases synthetic fuel from unaffiliated third parties, at prices below the market price of coal, for use at its coal-fired power plants.

  In June 2003, the IRS announced that it had reason to question the scientific validity of certain test procedures and results that have been presented to it by taxpayers with interests in synthetic fuel operations as evidence that the required significant chemical change has occurred, and that it was reviewing information regarding these test procedures and practices. In October 2003, the IRS announced that it had completed its review and determined that the test procedures and results used by taxpayers are scientifically valid, if the procedures are applied in a consistent and unbiased manner. The IRS indicated that it would require taxpayers to comply with certain sampling and data/record retention practices to obtain or maintain a ruling on significant chemical change.

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

  Certain other owners or operators of synthetic fuel facilities have recently reported that the IRS has questioned whether their facilities were placed in service before July 1, 1998. Whether or not a facility meets the "in service" requirement is based on the particular facts and circumstances relating to the operation of that facility. PPL is not aware of the facts and circumstances relating to the operation of the facilities being questioned by the IRS or the specific IRS position in these other matters. However, PPL believes that the Tyrone and Somerset facilities meet the in service requirement.

  U.K. Electricity Regulation (PPL and PPL Energy Supply)

  The principal legislation governing the structure of the electricity industry in Great Britain is the Electricity Act 1989, as amended by the Utilities Act 2000 and the Energy Act 2004.

  The provisions in the Utilities Act 2000 include the replacement of individual gas and electricity regulators with the Gas and Electricity Markets Authority (the "Regulator"). The principal objective of the Regulator is to protect the interests of consumers, wherever appropriate, by promoting effective competition in electricity generation and supply. There currently is no competition in electricity distribution, but recently a small operator has applied to the Regulator for a license to operate in Great Britain.

  Each distribution business constitutes a natural regional monopoly and is subject to control on the prices it can charge and the quality of supply it must provide. The operations of WPD are regulated under its distribution licenses, pursuant to which income generated is subject to an allowed revenue regulatory framework that provides economic incentives to minimize operating, capital and financing costs. Under the Electricity Act 1989, WPD is under a statutory duty to offer terms to connect any customer requiring electricity within its area and to maintain that connection. The allowed revenue that is recovered from electricity supply businesses through charges by the Distribution Network Operator (DNO) made for the use of the distribution network is regulated on the basis of the Retail Price Index (RPI) minus X formula. The allowed revenue is increased by RPI minus X during the tenure of each price control period. (RPI is a measure of inflation and equals the percentage change in the U.K. RPI between the six-month period of July to December in the previous year. The X factor is established by the Regulator following review and represents an annual efficiency factor.) The Regulator currently sets the Distribution Price Control Formula for five-year periods.

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

  The Regulator previously introduced a quality of service incentive plan for the period from April 2002 to March 2005. Companies may be penalized annually up to 2% of revenue for failing to meet their quality of supply targets for the incentive plan. The plan includes a mechanism for rewarding companies which exceed their targets based on their rate of improvement of performance during the period and a process for rewarding exceptional performance by specifying how the targets will be reset.

  Distribution businesses must also meet the Guaranteed and Overall Standards of Performance, which are set by the Regulator to ensure an appropriate level of quality of supply. If a company fails to provide the level of service specified, it must make a fixed payment to the retail customer affected.

  In July 2004, the Regulator published a report on the quality of supply from April 2002 through March 2003. The report confirms that WPD (South West) and WPD (South Wales) met or exceeded quality of service targets set by the Regulator.

  In September 2004, the Regulator published an update to its initial distribution price control proposal for the next five-year price control period, which will commence April 1, 2005. This is the latest step in the Regulator's ongoing price review of WPD and the other DNOs in England and Wales. The Regulator's review is expected to be completed in November 2004. The proposal acknowledged WPD's leading quality-of-service performance and provided an additional 1% in revenues because of WPD's reliability performance. PPL cannot predict the final outcome of the Regulator's review or how the Regulator's final decision will impact WPD's revenues.

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

  The Pennsylvania DEP began requiring further seasonal (May-September) nitrogen oxide reductions to 80% from 1990 levels starting in 2003. This requirement is pursuant to the EPA's 1998 State Implementation Plan (SIP) call to 22 eastern states, including Pennsylvania, to revise their state implementation plans. PPL achieved the 2003 nitrogen oxide reductions with the installation of SCR technology on the Montour units.

  The EPA has also developed new standards for ambient levels of ozone and fine particulates in the U.S. These standards have been upheld following court challenges. To facilitate attainment of these standards, the EPA has proposed a rule (now called the Clean Air Interstate Rule - CAIR) for 28 midwestern and eastern states, including Pennsylvania, to reduce national sulfur dioxide emissions by 40% (about 50% in the CAIR region) and to extend the currently seasonal program for nitrogen oxide emission reductions to a year-round program (in the CAIR region) starting in 2010. Starting in 2015, the proposed rule would require further reductions in sulfur dioxide and nitrogen oxide of 30% and 20%, respectively, from 2010 levels. The proposed rule would allow these reductions to be achieved through cap-and-trade programs, and is consistent with the Bush administration's proposed amendments to the Clean Air Act, except that it applies to only the 28 states. In order to continue meeting the acid rain requirements of the Clean Air Act, PPL will need to continue to use its banked sulfur dioxide allowances and to purchase allowances. In addition, in order to continue to meet these requirements and the additional reductions expected under the CAIR, PPL has been evaluating the installation of sulfur dioxide scrubbers at one or more of its Pennsylvania plants, as well as the installation of SCR technology at Brunner Island.

  The EPA has proposed mercury and nickel regulations and is expected to finalize these regulations in 2005. The proposed mercury regulations affect coal-fired plants. With respect to mercury, the EPA has proposed two alternative approaches: an emission trading program to take effect beginning January 2010 or a requirement to take effect in March 2008 that every unit install maximum achievable control technology (MACT). The proposed nickel regulations impose MACT requirements on oil-fired units to take effect in 2008. The nickel regulations would affect Martins Creek Units 3 and 4. The cost of complying with these regulations is not now determinable, but could be significant.

  In 1999, the EPA initiated enforcement actions against several utilities, asserting that older, coal-fired power plants operated by those utilities have, over the years, been modified in ways that subject them to more stringent "New Source" requirements under the Clean Air Act. The EPA has since issued notices of violation and commenced enforcement activities against other utilities. The future direction of the EPA's enforcement initiative is presently unclear. However, states and environmental groups have also been bringing enforcement actions alleging violations of "New Source" requirements by coal-fired plants. At this time, PPL is unable to predict whether such EPA, state or citizens enforcement actions will be brought with respect to any of its affiliates' plants. However, the EPA regional offices that regulate plants in Pennsylvania (Region III) and Montana (Region VIII) have indicated an intention to issue information requests to all utilities in their jurisdiction. The Region VIII office issued such a request to PPL Montana's Corette plant in 2000 and the Colstrip plant in 2003. The Region III office issued such a request to PPL Generation's Martins Creek plant in 2002. PPL and its subsidiaries have responded to the Corette and Martins Creek information requests and began responding to the Colstrip information request. The EPA has stayed further production of Colstrip documents pending discussion among the Colstrip owners and the EPA. The EPA has taken no further action following the Martins Creek and Corette submittals. PPL cannot presently predict what, if any, action the EPA might take in this regard. Should the EPA or any state or citizens group initiate one or more enforcement actions against PPL or its subsidiaries, compliance with any such enforcement actions could result in additional capital and operating expenses which are not now determinable, but could be significant.

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

  The New Jersey DEP and some New Jersey residents raised environmental concerns with respect to the Martins Creek plant, particularly with respect to sulfur dioxide emissions and the opacity of the plant's plume. These issues were raised in the context of an appeal by the New Jersey DEP of the Air Quality Plan Approval issued by the Pennsylvania DEP to the adjacent Lower Mt. Bethel facility. In October 2003, PPL finalized an agreement with the New Jersey DEP and the Pennsylvania DEP pursuant to which it will reduce sulfur dioxide emissions from its Martins Creek power plant. Under the agreement, PPL Martins Creek will shut down the plant's two coal-fired generating units by September 2007 and may repower them any time after shutting them down so long as it follows all applicable state and federal requirements, including installing the best available pollution control technology. Pursuant to the agreement, PPL Martins Creek began reducing the fuel sulfur content for the coal units as well as the plant's two oil-fired units in June 2004. In addition, PPL will donate to a non-profit organization 70% of the excess emission allowances and emission reduction credits that result from shutting down or repowering the coal units. As a result of the agreement, the New Jersey DEP withdrew its challenge to the Air Quality Plan Approval for the Lower Mt. Bethel facility. The agreement will not result in material costs to PPL. The agreement does not address the issues raised by the New Jersey DEP regarding the visible opacity of emissions from the Martins Creek plant. If it is determined that actions must be taken to address the visible opacity of these emissions, such actions could result in costs that are not now determinable, but could be significant.

  In addition to the opacity concerns raised by the New Jersey DEP, the Pennsylvania DEP also has raised concerns about the opacity of emissions from the Martins Creek and Montour plants. PPL is discussing these concerns with the Pennsylvania DEP. If it is determined that actions must be taken to address the Pennsylvania DEP's concerns, such actions could result in costs that are not now determinable, but could be significant.

  In December 2003, PPL Montana, as operator of the Colstrip facility, received an Administrative Compliance Order (ACO) from the EPA pursuant to the Clean Air Act. The ACO alleges that Units 3 and 4 of the facility have been in violation of the Clean Air Act permit at Colstrip since 1980. The permit required Colstrip to submit for review and approval by the EPA an analysis and proposal for reducing emissions of nitrogen oxide to address visibility concerns if and when the EPA promulgates Best Available Retrofit Technology requirements for nitrogen oxide. The EPA is asserting that regulations it promulgated in 1980 triggered this requirement. PPL believes that the ACO is unfounded and is discussing the matter with the EPA. The ACO does not expressly seek penalties, and it is unclear at this time what, if any, additional control technology the EPA may consider to be required. Accordingly, the costs to install any additional controls for nitrogen oxide, if required, are not now determinable, but could be significant. In addition, the Montana Department of Environmental Quality (DEQ) is questioning whether the permit limits for sulfur dioxide emissions from Colstrip Units 3 and 4 are too high under provisions of the Clean Air Act that limit allowable emissions from sources built after 1978. PPL is engaged in settlement negotiations on these matters with the EPA, the Montana DEQ and the Northern Cheyenne Tribe. PPL cannot predict the outcome of this matter.

  Water/Waste (PPL and PPL Energy Supply)

  Seepages have been detected at one of the wastewater basins at the Montour station, and PPL Montour is working with the Pennsylvania DEP to assess the seepage and develop an abatement plan. PPL plans to comprehensively address issues related to wastewater basins at all of its plants as part of the process to renew the permits for these basins which expire within the next five years. The cost of addressing seepages at PPL's Pennsylvania plants is not now determinable, but could be significant.

  In conjunction with its 1999 acquisition of generating assets from Montana Power, PPL Montana required Montana Power to prepare a Phase I and Phase II Environmental Site Assessment. The assessment identified various seepages from the freshwater pond and wastewater ponds at the Colstrip plant. Based upon that assessment and subsequent assessments by PPL Montana, certain groundwater remediation measures have been implemented. However, additional investigations are ongoing and additional remediation measures could be required at costs which are not now determinable, but could be significant.

  In May 2003, approximately 50 plaintiffs brought an action in the Montana Second Judicial District Court, Butte-Silver Bow County, against PPL Montana and the other owners of the Colstrip plant alleging property damage from the seepage noted above. This action has been moved to the Montana Sixteenth Judicial District Court, Rosebud County. This action could result in PPL Montana and the other Colstrip owners being liable for damages and being required to take additional remedial measures beyond those noted above. The cost to PPL Montana of any such damages and remedial measures is not now determinable, but could be significant. PPL is negotiating settlement with some plaintiffs, the cost of which is not expected to be significant.

  Brunner Island's NPDES permit contains a provision requiring further studies on the thermal impact of the cooling water discharge from the plant. These studies are underway and are expected to be completed in 2006. The Pennsylvania DEP has stated that it believes the studies to date show that the temperature of the discharge must be lowered. The Pennsylvania DEP has also stated that it believes the plant is in violation of a permit condition prohibiting the discharge from changing the river temperature by more than two degrees per hour. PPL is discussing these matters with the agency. Depending on the outcome of these discussions, the plant could be subject to additional capital and operating costs that are not now determinable, but could be significant.

  The Pennsylvania DEP has issued a water quality certification and NPDES permit to PPL Holtwood, LLC in the FERC license renewal proceeding for its Lake Wallenpaupack hydroelectric facility. PPL appealed both the certification and the NPDES permit. The parties have reached agreement on the issues. No significant additional costs will be incurred by PPL under the agreed-upon terms.

  The EPA has significantly tightened the water quality standard for arsenic. The revised standard becomes effective in 2006. The revised standard may result in action by individual states that could require several PPL subsidiaries to either further treat wastewater or take abatement action at their power plants, or both. The cost of complying with any such requirements is not now determinable, but could be significant.

  The EPA recently finalized requirements for new or modified water intake structures. These requirements affect where generating facilities are built, establish intake design standards, and could lead to requirements for cooling towers at new and modified power plants. Another new rule that was finalized in July 2004 addresses existing structures. PPL does not believe that either of these rules will impose material costs on PPL subsidiaries. However, six northeastern states have challenged the new rules for existing structures as being inadequate. If this challenge is successful, it could result in the EPA establishing stricter standards for existing structures that could impose material costs on PPL subsidiaries.

  Superfund and Other Remediation

  (PPL, PPL Energy Supply and PPL Electric)

  In 1995, PPL Electric and PPL Generation entered into a consent order with the Pennsylvania DEP to address a number of sites that were not being addressed under another regulatory program such as Superfund, but for which PPL Electric or PPL Generation may be liable for remediation. This may include potential PCB contamination at certain PPL Electric substations and pole sites; potential contamination at a number of coal gas manufacturing facilities formerly owned or operated by PPL Electric; oil or other contamination which may exist at some of PPL Electric's former generating facilities; and potential contamination at abandoned power plant sites owned by PPL Generation. As of September 30, 2004, work has been completed for 97% of the sites included in the consent order. Additional sites formerly owned or operated by PPL Electric are added to the consent order on a case-by-case basis.

  In 1996, PPL Gas Utilities entered into a similar consent order with the Pennsylvania DEP to address a number of sites where subsidiaries of PPL Gas Utilities may be liable for remediation. The sites primarily include former coal gas manufacturing facilities. Subsidiaries of PPL Gas Utilities are also investigating the potential for any mercury contamination from gas meters and regulators. Accordingly, PPL Gas Utilities and the Pennsylvania DEP have agreed to add 72 meter/regulation sites to the consent order. As of September 30, 2004, PPL Gas Utilities had addressed 34% of the sites under its consent order.

  At September 30, 2004, PPL Electric and PPL Gas Utilities had accrued approximately $3 million and $8 million, representing the estimated amounts each will have to spend for site remediation, including those sites covered by each company's consent orders mentioned above. Depending on the outcome of investigations at sites where investigations have not begun or have not been completed, the costs of remediation and other liabilities could be substantial. PPL also could face other non-remediation liabilities at sites included in the consent order or other contaminated sites, the costs of which are not now determinable, but could be significant.

  (PPL and PPL Energy Supply)

  Under the Pennsylvania Clean Streams Law, subsidiaries of PPL Generation are obligated to remediate acid mine drainage at former mine sites and may be required to take additional measures to prevent potential acid mine drainage at previously capped refuse piles. One PPL Generation subsidiary is pumping and treating mine water at two mine sites. Another PPL Generation subsidiary is installing passive wetlands treatment at a third site, and the Pennsylvania DEP has suggested that it may require that PPL Generation subsidiary to pump and treat the mine water at that third site. At September 30, 2004, a PPL Energy Supply subsidiary had accrued $29 million to cover the costs of pumping and treating groundwater at the two mine sites for 50 years and for installing passive wetlands treatment at the third site.

  In 1999, the Montana Supreme Court held in favor of several citizens' groups that the right to a clean and healthful environment is a fundamental right guaranteed by the Montana Constitution. The court's ruling could result in significantly more stringent environmental laws and regulations, as well as an increase in citizens' suits under Montana's environmental laws. The effect on PPL Montana of any such changes in laws or regulations or any such increase in legal actions is not currently determinable, but could be significant.

  (PPL, PPL Energy Supply and PPL Electric)

  Future cleanup or remediation work at sites currently under review, or at sites not currently identified, may result in material additional operating costs for PPL subsidiaries that cannot be estimated at this time.

  Asbestos (PPL and PPL Energy Supply)

  There have been increasing litigation claims throughout the U.S. based on exposure to asbestos against companies that manufacture or distribute asbestos products or that have these products on their premises. Certain of PPL's generation subsidiaries and certain of its energy services subsidiaries, such as those that have supplied, may have supplied or installed asbestos material in connection with the repair or installation of process piping and heating, ventilating and air conditioning systems, have been named as defendants in asbestos-related lawsuits. PPL cannot predict the outcome of these lawsuits or whether additional claims may be asserted against its subsidiaries in the future. PPL does not expect that the resolution of the current lawsuits will have a material adverse effect on its results of operations.

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

  Lower Mt. Bethel (PPL and PPL Energy Supply)

  In August 2002, the Northampton County Court of Common Pleas issued a decision concerning the permissible noise levels from the Lower Mt. Bethel facility when it becomes operational. Specifically, the court's decision sets certain permissible noise levels required for plant operation. PPL appealed the court's decision to the Commonwealth Court, and an intervenor in the lawsuit cross-appealed the court's decision. In May 2003, the Commonwealth Court remanded the case to the Court of Common Pleas for further findings of fact concerning the zoning application relating to the construction of the facility. In September 2003, the Court of Common Pleas ruled in PPL's favor while also reaffirming its decision on the noise levels, and the intervenor appealed this ruling to the Commonwealth Court. In April 2004, the Commonwealth Court affirmed the decision of the Court of Common Pleas. The intervenor has pending before the Supreme Court of Pennsylvania a Petition for Allowance of Appeal.

  The certificate of occupancy for the Lower Mt. Bethel facility was issued by the local township zoning officer in April 2004 and the facility was placed in service in May 2004. In May 2004, the intervenor in the legal proceedings regarding the facility's permissible noise levels filed an appeal with the township board regarding the issuance of the certificate of occupancy. The hearing for this appeal is scheduled for December 2004.

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

  Other

  Nuclear Insurance (PPL and PPL Energy Supply)

  PPL Susquehanna is a member of certain insurance programs which provide coverage for property damage to members' nuclear generating stations. Facilities at the Susquehanna station are insured against property damage losses up to $2.75 billion under these programs. PPL Susquehanna is also a member of an insurance program which provides insurance coverage for the cost of replacement power during prolonged outages of nuclear units caused by certain specified conditions. Under the property and replacement power insurance programs, PPL Susquehanna could be assessed retroactive premiums in the event of the insurers' adverse loss experience. At September 30, 2004, this maximum assessment was about $40 million.

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

  Guarantees and Other Assurances

  (PPL)

  PPL fully and unconditionally guarantees all of the debt securities of PPL Capital Funding, a wholly owned financing subsidiary of PPL.

  (PPL, PPL Energy Supply and PPL Electric)

  The table below provides an update to those guarantees specifically disclosed in Note 14 to the Financial Statements contained in each Registrant's Annual Report to the SEC on Form 10-K for the year ended December 31, 2003. Not reflected in the table below is the guarantee by PPL of all of the obligations of PPL Capital Funding Trust I under its trust preferred securities that were a component of the PEPS Units. PPL was released from this guarantee upon cancellation of the trust preferred securities, as discussed in Note 7.

	Recorded Liability at		Exposure at

	September 30, 2004	December 31, 2003	September 30, 2004 (a)	Expiration Date

PPL

Residual value guarantees of leased equipment			$ 4		2005	(b)

PPL Energy Supply (c)

WPD LLP guarantee of obligations under SIUK Capital Trust I preferred securities			82	(d)	2027

Letters of credit issued on behalf of affiliates			8	(e)	2005

Support agreements to guarantee partnerships' obligations for the sale of coal			9		2007

Potential retroactive premiums under nuclear insurance programs			40

Nuclear claims under The Price Anderson Amendments Act of 1988			201	(f)

Contingent purchase price payments to former owners of synfuel projects	$ 7	$ 4	61		2007

Residual value guarantees of leased equipment			4		2005	(b)

WPD guarantee related to a contract assigned as part of a sale of one of its businesses			19		2005

Guarantee of an unconsolidated entity's lease obligations (g)			1		2008

PPL Electric (c)

Guarantee of a portion of an unconsolidated entity's debt			7	(d)	2008

Residual value guarantees of leased equipment	11	16	82		2005	(b)

(a)	Represents the estimated maximum potential amount of future payments that could be required to be made under the guarantee.
(b)	Although the expiration date noted is 2005, equipment of similar value is generally leased and guaranteed on an on-going basis.
(c)	Other than the exceptions noted in (e) below, all guarantees of PPL Energy Supply and PPL Electric also apply to PPL on a consolidated basis.
(d)	Reflects principal payments only.
(e)

  Represents letters of credit issued at the direction of PPL Energy Supply for the benefit of third parties for assurance against nonperformance by PPL and PPL Gas Utilities. This is not a guarantee by PPL on a consolidated basis.

(f)	Amount is per incident.
(g)	This guarantee was entered into in 2004. The maximum amount of potential payments is not explicitly stated in the related agreements.

  Related Party Transactions

  Affiliate Trust (PPL)

  See Note 7 for a discussion of various transactions involving PPL Capital Funding subordinated notes that were held by PPL Capital Funding Trust I.

  PLR Contracts (PPL Energy Supply and PPL Electric)

  PPL Electric has power sales agreements with PPL EnergyPlus, effective January 1, 2002, to supply all of PPL Electric's PLR load through 2009. Under these contracts, PPL EnergyPlus provides electricity at the pre-determined capped prices that PPL Electric is authorized to charge its PLR customers. For the three months ended September 30, 2004 and 2003, these purchases totaled $373 million and $368 million. For the nine months ended September 30, 2004 and 2003, these purchases totaled $1.1 billion for both periods. These purchases include nuclear decommissioning recovery and amortization of an up-front contract payment, and are included in the Statement of Income as "Energy purchases from affiliate" by PPL Electric, and as "Wholesale energy marketing to affiliates" revenues by PPL Energy Supply.

  Under one of the PLR contracts, PPL Electric is required to make performance assurance deposits with PPL EnergyPlus when the market price of electricity is less than the contract price by more than its contract collateral threshold. Conversely, PPL EnergyPlus is required to make performance assurance deposits with PPL Electric when the market price of electricity is greater than the contract price by more than its contract collateral threshold. At September 30, 2004, PPL Energy Supply was required to provide PPL Electric with performance assurance of $300 million, the maximum amount required under the contract. PPL Energy Supply's deposit with PPL Electric was $300 million at September 30, 2004. This deposit is shown on the Balance Sheet as "Collateral on PLR energy supply to/from affiliate," a current asset of PPL Energy Supply and a current liability of PPL Electric. On their Statements of Cash Flows, PPL Electric treats the collateral as cash provided by operating activities, and PPL Energy Supply treats it as cash used in operating activities. PPL Electric pays interest equal to the one-month LIBOR plus 0.5% on this deposit.

  In 2001, PPL Electric made a $90 million up-front payment to PPL EnergyPlus in connection with the PLR contracts. The up-front payment is being amortized by both parties over the term of the PLR contracts. The unamortized balance of this payment and other payments under the contract was $61 million at September 30, 2004, and $70 million at December 31, 2003. This balance is reported on the Balance Sheet as "Prepayment on PLR energy supply from affiliate" by PPL Electric, and as "Deferred revenue on PLR energy supply to affiliate" by PPL Energy Supply.

  NUG Purchases (PPL Energy Supply and PPL Electric)

  PPL Electric has a reciprocal contract with PPL EnergyPlus to sell electricity purchased under contracts with NUGs. PPL Electric purchases electricity from the NUGs at contractual rates and then sells the electricity at the same price to PPL EnergyPlus. For the three months ended September 30, 2004 and 2003, these NUG purchases totaled $40 million and $39 million. For the nine months ended September 30, 2004 and 2003, these NUG purchases totaled $116 million and $115 million. These amounts are included in the Statement of Income as "Wholesale electric to affiliate" revenues by PPL Electric, and as "Energy purchases from affiliate" by PPL Energy Supply.

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

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Direct expenses

PPL Energy Supply	$25	$23	$73	$68

PPL Electric	20	14	60	45

Overhead costs

PPL Energy Supply	15	12	47	40

PPL Electric	6	6	19	19

  Intercompany Borrowings

  (PPL Energy Supply)

  A PPL Energy Supply subsidiary had a $1 million note receivable from an affiliate at September 30, 2004, with interest equal to the one-month LIBOR plus 3%. Interest earned on loans to affiliates, included in "Other Income - net" on the Statement of Income, was $1 million and $2 million for the three months ended September 30, 2004 and 2003, and was $2 million and $14 million for the nine months ended September 30, 2004 and 2003.

  In May 2004, PPL Energy Supply issued a $495 million note payable to an affiliate. The note matures in May 2006 with interest payable monthly in arrears at LIBOR plus 1%. Interest expense with affiliate, as shown on the Statement of Income, was $4 million and $5 million for the three and nine months ended September 30, 2004, and was insignificant in 2003.

  (PPL Electric)

  In August 2004, a PPL Electric subsidiary made a $300 million demand loan to an affiliate, with interest due quarterly at a rate equal to the 3-month LIBOR plus 1.25%. Interest earned on loans to affiliates, included in "Other Income - net" on the Statement of Income, was $1 million for both the three months ended September 30, 2004 and 2003, and was $1 million and $3 million for the nine months ended September 30, 2004 and 2003.

  Trademark Royalties (PPL Energy Supply)

  In the fourth quarter of 2002, a PPL subsidiary that owns PPL trademarks began billing certain affiliates which use these trademarks. PPL Energy Supply was allocated $9 million and $10 million of this license fee for the three months ended September 30, 2004 and 2003, and $25 million and $30 million for the nine months ended September 30, 2004 and 2003. The allocation of this license fee is primarily included in "Other operation and maintenance" on the Statement of Income.

  Other Income - Net

  (PPL)

  The breakdown of PPL's "Other Income - net" was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Other Income

Interest income - IRS settlement	$23		$23

Other interest income	5	$2	11	$9

Sale of CEMAR (Note 8)			23

Realized earnings on nuclear decommissioning trust (a)	2	10	6	18

Hyder-related activity		2	2	6

Gain by WPD on the disposition of property			1	3

Rental income		2		5

Legal claims				3

Equity earnings (loss)	1	(1)	3	(1)

Amortization on closed out fair value swaps	4	1	6	2

Miscellaneous - Domestic	1	2	7	3

Miscellaneous - International	(2)	(1)	3	10

Total	34	17	85	58

Other Deductions

Impairment of investment in technology supplier (Note 8)			10

Realized loss on available-for-sale investment	6		6

Taxes, other than income			1	1

Charitable contributions	1		3	2

Miscellaneous - Domestic	2	1	6	2

Miscellaneous - International	2	1	5	7

Total	11	2	31	12

Other Income - net	$23	$15	$54	$46

(a)

  PPL has identified an error in recording gains and losses on the investment in the nuclear decommissioning trust since January 1, 2003. PPL is working with the trustee to determine the final amount of the required adjustment, which will be recorded in the fourth quarter. Based on estimates of the maximum amount of the error, the amount is not expected to be material to the financial statements in the fourth quarter of 2004 or affected prior periods.

  (PPL Energy Supply)

  The breakdown of PPL Energy Supply's "Other Income - net" was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Other Income

Affiliated interest income	$1	$2	$2	$14

Interest income - IRS settlement	15		15

Sale of CEMAR (Note 8)			23

Realized earnings on nuclear decommissioning trust (a)	2	10	6	18

Hyder-related activity		2	2	6

Gain by WPD on the disposition of property			1	3

Other interest income	3	2	7	6

Rental income		2		5

Legal claims				3

Equity earnings	1		3	2

Miscellaneous - Domestic	(2)	1	1

Miscellaneous - International	(2)	(1)	3	10

Total	18	18	63	67

Other Deductions

Taxes, other than income			1	1

Miscellaneous - Domestic	(1)		1

Miscellaneous - International	2	1	5	7

Total	1	1	7	8

Other Income - net	$17	$17	$56	$59

(a)

  PPL Energy Supply has identified an error in recording gains and losses on the investment in the nuclear decommissioning trust since January 1, 2003. PPL Energy Supply is working with the trustee to determine the final amount of the required adjustment, which will be recorded in the fourth quarter. Based on estimates of the maximum amount of the error, the amount is not expected to be material to the financial statements in the fourth quarter of 2004 or affected prior periods.

  (PPL Electric)

  The breakdown of PPL Electric's "Other Income - net" was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Other Income

Affiliated interest income	$1	$1	$1	$3

Interest income - IRS settlement	8		8

Other interest income	2		4	3

Total	11	1	13	6

Other Deductions

Miscellaneous			1	1

Other Income - net	$11	$1	$12	$5

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

  PPL and PPL Energy Supply did not recognize any gains or losses resulting from hedges of firm commitments that no longer qualified as fair value hedges for the three and nine months ended September 30, 2004. As a result of settling certain transactions with a counterparty that exited its energy marketing function, PPL and PPL Energy Supply recognized a $1 million net gain for the nine months ended September 30, 2003. No gains or losses were recognized for these transactions for the three months ended September 30, 2003.

  PPL and PPL Energy Supply did not recognize any gains or losses resulting from the ineffective portion of fair value hedges for the three and nine months ended September 30, 2004 or 2003.

  Cash Flow Hedges (PPL and PPL Energy Supply)

  PPL and PPL Energy Supply enter into financial and physical contracts, including forwards, futures and swaps, to hedge the price risk associated with electric, gas and oil commodities. These contracts range in maturity through 2010. Additionally, PPL and PPL Energy Supply enter into financial interest rate swap contracts to hedge interest expense associated with both existing and anticipated debt issuances. These swaps range in maturity through 2014 for PPL. PPL Energy Supply did not enter into any financial interest rate swap contracts as of September 30, 2004. PPL and PPL Energy Supply also enter into foreign currency forward contracts to hedge exchange rates associated with firm commitments denominated in foreign currencies and to hedge the net investment of foreign operations. These forward contracts range in maturity through 2028.

  Cash flow hedges may be discontinued if it is probable that the original forecasted transaction will not occur by the end of the originally specified time period. Due to the extinguishment of a consolidated trust's debt related to the Sundance and University Park generating facilities in June 2004, interest rate swaps that hedged the interest payments on the debt were terminated. Therefore, PPL and PPL Energy Supply reclassified a $3 million pre-tax loss from other comprehensive income to "Interest Expense" on the Statement of Income. PPL and PPL Energy Supply did not discontinue any other cash flow hedges during the three and nine months ended September 30, 2004. For the nine months ended September 30, 2003, PPL and PPL Energy Supply discontinued certain cash flow hedges that resulted in a pre-tax loss of $11 million being reclassified from other comprehensive income into earnings (reported in "Interest Expense" on the Statement of Income). There was no such reclassification for the three months ended September 30, 2003.

  Due to hedge ineffectiveness, PPL and PPL Energy Supply reclassified amounts that were not significant from other comprehensive income (reported in "Wholesale energy marketing" revenues, "Energy purchases" and "Interest Expense" on the Statement of Income) for the three and nine months ended September 30, 2004. PPL and PPL Energy Supply recorded a net loss of $1 million in earnings for the three and nine months ended September 30, 2003.

  As of September 30, 2004, the deferred net loss, after tax, on derivative instruments in "Accumulated other comprehensive loss" expected to be reclassified into earnings during the next twelve months was $18 million and $13 million for PPL and PPL Energy Supply.

  The following table shows the change in accumulated unrealized gains or losses on derivatives in other comprehensive income for the following periods:

Three Months Ended September 30,			Nine Months Ended September 30,

2004		2003	2004	2003

PPL

Beginning accumulated derivative gain	$7	$21	$36	$7

Net change associated with current period hedging activities and other	8	7	(81)	(14)

Net change associated with hedges of net investments		(1)	1	(3)

Net change from reclassification into earnings	(16)	(31)	43	6

Ending accumulated derivative loss	$(1)	$(4)	$(1)	$(4)

PPL Energy Supply

Beginning accumulated derivative gain	$18	$47	$55	$23

Net change associated with current period hedging activities and other	15	6	(78)	(11)

Net change associated with hedges of net investments		(1)	1	(3)

Net change from reclassification into earnings	(17)	(34)	38	9

Ending accumulated derivative gain	$16	$18	$16	$18

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

  PPL Energy Supply adopted the final provisions of EITF Issue 03-11, "Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to FASB Statement No. 133 and Not 'Held for Trading Purposes' as Defined in Issue No. 02-3," prospectively as of October 1, 2003. As a result of the adoption, non-trading bilateral sales of electricity at major market delivery points are netted with purchases that offset the sales at those same delivery points. A major market delivery point is any delivery point with liquid pricing available. The impact on PPL and PPL Energy Supply of applying EITF Issue 03-11 was a reduction of $67 million in "Wholesale energy marketing" revenues and "Energy purchases" for the three months ended September 30, 2004, and a reduction of $209 million in "Wholesale energy marketing" revenues and "Energy purchases" for the nine months ended September 30, 2004.

  Credit Concentration

  (PPL and PPL Energy Supply)

  PPL and PPL Energy Supply enter into contracts with many entities for the purchase and sale of energy. Many of these contracts are considered a normal part of doing business and, as such, the mark-to-market value of these contracts is not reflected in the financial statements. However, the mark-to-market value of these contracts is considered when committing to new business from a credit perspective.

  PPL and PPL Energy Supply have credit exposures to energy trading partners. The majority of these exposures are the mark-to-market value of multi-year contracts for energy sales and purchases. Therefore, if these counterparties fail to perform their obligations under such contracts, PPL and PPL Energy Supply would not experience an immediate financial loss, but would experience lower revenues or higher costs in future years to the extent that replacement sales or purchases could not be made at the same prices as those under the defaulted contracts.

  At September 30, 2004, PPL had a credit exposure of $288 million to energy trading partners. Ten counterparties accounted for 70% of this exposure. No other individual counterparty accounted for more than 3% of the exposure. Eight of the ten counterparties had an investment grade credit rating from Standard & Poor's Ratings Services (S&P). One non-investment grade counterparty of PPL Montana, NorthWestern, recently announced that it has emerged from Chapter 11 bankruptcy protection. NorthWestern had assumed the power supply agreements in its bankruptcy proceeding, and NorthWestern has remained current on all post-bankruptcy obligations with PPL Montana. See Note 9 under "Wholesale Energy Commitments" for additional information regarding the NorthWestern bankruptcy proceeding. The other non-investment grade counterparty is also current on its obligations under the existing contract.

  At September 30, 2004, PPL Energy Supply had a credit exposure of $280 million to energy trading partners. Ten counterparties accounted for 72% of this exposure. No other individual counterparty accounted for more than 3% of the exposure. Eight of the ten counterparties had an investment grade credit rating from S&P. One non-investment grade counterparty, NorthWestern, recently announced that it has emerged from Chapter 11 bankruptcy protection, as discussed above. The other non-investment grade counterparty is also current on its obligations under the existing contract.

  PPL and PPL Energy Supply have the right to request collateral from each of these counterparties, except for one government agency, in the event their credit ratings fall below investment grade. It is also the policy of PPL and PPL Energy Supply to enter into netting agreements with all of their counterparties to minimize credit exposure.

  (PPL Energy Supply and PPL Electric)

  In past years, PPL Energy Supply has had an exposure to PPL Electric under the long-term contract to provide PPL Electric's PLR load. However, increases in electricity prices during 2004 have reversed this position. At September 30, 2004, PPL Electric had a mark-to-market exposure to PPL Energy Supply of $1.3 billion. In accordance with the terms of one of the PLR contracts, PPL Energy Supply provided PPL Electric with cash collateral in the amount of $300 million, the maximum amount required under the contract. This is the only credit exposure for PPL Electric that has a mark-to-market element. No other counterparty accounts for more than 1% of PPL Electric's total exposure.

  Pension and Other Postretirement Benefits

  (PPL and PPL Energy Supply)

  The components of net pension and other postretirement benefit costs (credits) were as follows:

	Pension Benefits

	Three Months Ended September 30,					Nine Months Ended September 30,

	2004		2003			2004		2003

	Domestic	International	Domestic		International	Domestic	International	Domestic	International

PPL

Service cost	$12	$4		$10	$3	$36	$11	$31	$10

Interest cost	28	35		26	31	84	107	78	93

Expected return on plan assets	(38)	(53)		(35)	(46)	(113)	(158)	(107)	(140)

Amortization of transition obligation	(1)			(1)		(3)		(3)

Amortization of prior service cost	4	2		4	1	11	4	11	3

Amortization of (gain)/loss	(2)	2		(4)		(5)	5	(12)

Net periodic pension cost (credit)	$3	$(10)	$		$(11)	$10	$(31)	$(2)	$(34)

PPL Energy Supply

Service cost	$1	$4		$1	$3	$3	$11	$2	$10

Interest cost	1	35		1	31	3	107	3	93

Expected return on plan assets	(2)	(53)		(1)	(46)	(4)	(158)	(3)	(140)

Amortization of prior service cost	1	2			1	1	4		3

Amortization of loss		2					5	1

Net periodic pension cost (credit)	$1	$(10)		$1	$(11)	$3	$(31)	$3	$(34)

	Other Postretirement Benefits

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

PPL

Service cost	$2	$2	$5	$5

Interest cost	7	8	21	22

Expected return on plan assets	(4)	(4)	(13)	(10)

Amortization of transition obligation	3	2	7	6

Amortization of prior service cost		2	2	6

Amortization of loss	1	1	5	4

Net other postretirement benefit cost	$9	$11	$27	$33

  Medicare Prescription Drug, Improvement and Modernization Act of 2003 (PPL, PPL Energy Supply and PPL Electric)

  In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduces a prescription drug benefit under Medicare Part D and also provides for a tax-free federal subsidy to sponsors of retiree health care benefit plans that provide an actuarially equivalent level of prescription drug benefits. The subsidy would be 28% of eligible drug costs for retirees that are over age 65 and covered under PPL's other postretirement benefit plans.

  In January 2004, the FASB issued FSP FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." FSP FAS 106-1 permitted companies to defer accounting for the effects of the Act, as the impact of the Act on the provisions of SFAS 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," had not been determined as of such time. PPL elected to defer recognizing the effects of the Act in accounting for its other postretirement benefit plans until authoritative guidance on the accounting for the federal subsidy was issued.

  In May 2004, the FASB issued FSP FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," which supersedes FSP FAS 106-1. FSP FAS 106-2 details the accounting for the effects of the Act under SFAS 106 and requires certain disclosures. FSP FAS 106-2 is effective for the first interim or annual period beginning after June 15, 2004.

  PPL has consulted with its independent actuary and determined that portions of certain of its other postretirement benefit plans provide benefits that may be actuarially equivalent to Medicare Part D benefits, pending final detailed guidance from the U.S. Department of Health and Human Services. For those plans that provide benefits that are at least actuarially equivalent to Medicare Part D, PPL remeasured its plan assets and accumulated benefit obligation as of July 1, 2004, under the prospective method of adoption of FSP FAS 106-2. The prospective method of adoption allows for measuring the effects of the Act as of the date of adoption of FSP FAS 106-2. As a result, PPL's accumulated postretirement benefit obligation was reduced by approximately $12 million and resulted in an unrecognized actuarial gain of a similar amount. PPL's postretirement benefit cost to be recorded for 2004 was reduced by approximately $1 million. The impact for the three and nine months ended September 30, 2004, was not significant.

  Restricted Cash

  (PPL, PPL Energy Supply and PPL Electric)

  Bank deposits that are restricted by agreement or have been designated for a specific purpose are classified as restricted cash. The change in restricted cash is reported as an investing activity in the Statement of Cash Flows. On the Balance Sheet, the current portion of restricted cash is shown as "Restricted cash" within current assets, while the noncurrent portion is included in "Other" within other noncurrent assets. The following table details the components of restricted cash by reporting entity and by type:

	September 30, 2004

	PPL	PPL Energy Supply	PPL Electric

Current:

Collateral for letters of credit (a)	$42		$42

Miscellaneous	11	$2

Restricted cash - current	53	2	42

Noncurrent:

Insurance subsidiary required reserves (b)	37	37

PPL Transition Bond Company Indenture reserves (c)	22		22

Restricted cash - noncurrent	59	37	22

Total restricted cash	$112	$39	$64

	December 31, 2003

	PPL	PPL Energy Supply	PPL Electric

Current:

Miscellaneous	$10	$3

Restricted cash - current	10	3

Noncurrent:

Insurance subsidiary required reserves (b)	19	19

PPL Transition Bond Company Indenture reserves (c)	29		$29

Restricted cash - noncurrent	48	19	29

Total restricted cash	$58	$22	$29

(a)

  A deposit with a financial institution of funds from the asset-backed commercial paper program to fully collateralize $42 million of letters of credit. See Note 7 for more discussion on the asset-backed commercial paper program.

(b)	Funds that WPD's insurance subsidiary is required to keep on deposit.
(c)	Credit enhancement for PPL Transition Bond Company's $2.4 billion Series 1999-1 Bonds to protect against losses or delays in scheduled payments.

  Goodwill

  (PPL and PPL Energy Supply)

  The changes in the carrying amounts of goodwill by segment were as follows:

	PPL Energy Supply					PPL

	Supply	International		Total	Delivery(a)	Total

Balance at December 31, 2003	$93	$920		$1,013	$55	$1,068

Effect of foreign currency exchange rates		34		34		34

Purchase accounting adjustments	1	(38)	(b)	(37)		(37)

Balance at September 30, 2004	$94	$916		$1,010	$55	$1,065

(a)	The Delivery segment is not part of PPL Energy Supply.
(b)	Includes ($37) million of adjustments pursuant to EITF Issue 97-3, "Uncertainties Related to Income Taxes in a Purchase Business Combination."

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

  PPL and PPL Energy Supply's AROs are included in "Deferred Credits and Other Noncurrent Liabilities - Other" on the Balance Sheet. The changes in the carrying amounts of the AROs were as follows:

ARO at December 31, 2003	$242

Accretion expense	14

Settlement	(4)

ARO at September 30, 2004	$252

  Funds in the nuclear decommissioning trust are legally restricted for purposes of settling PPL's and PPL Energy Supply's ARO related to the decommissioning of the Susquehanna station. PPL Electric collects authorized nuclear decommissioning costs through the CTC. These revenues are passed on to PPL EnergyPlus under the power supply agreements between PPL Electric and PPL EnergyPlus. Similarly, these revenues are passed on to PPL Susquehanna under a power supply agreement between PPL EnergyPlus and PPL Susquehanna. These revenues, less applicable taxes, are used to fund the nuclear decommissioning trust and can only be used for future decommissioning costs. The fair value of the nuclear decommissioning trust was $378 million as of September 30, 2004, and $357 million as of December 31, 2003.

  Workforce Reduction

  (PPL, PPL Energy Supply and PPL Electric)

  In an effort to improve operational efficiency and reduce costs, PPL and its subsidiaries commenced a workforce reduction assessment in June 2002. The program was broad-based and impacted all employee groups except certain positions that are key to providing high-quality service to PPL's electricity delivery customers.

  During 2002 and 2003, PPL recorded total charges of $84 million, $9 million of which was recorded in the quarter ended September 30, 2003. PPL Energy Supply recorded charges of $41 million in 2002. During 2002 and 2003, PPL Electric recorded total charges of $42 million, $9 million of which was recorded in the quarter ended September 30, 2003. These charges included employee terminations associated with implementation of the Automated Meter Reading project. There was no impact to earnings for the nine months ended September 30, 2004.

  As of September 30, 2004, 575 employees of PPL subsidiaries were terminated. An additional 16 positions, which are primarily bargaining unit, are being evaluated for termination by the end of the year, due to the timing of PPL Electric's Automated Meter Reading project and the displacement program under the bargaining unit contract. The program provides primarily for enhanced early retirement benefits and/or one-time special pension separation allowances based on an employee's age and years of service. These features of the program are paid from the PPL Retirement Plan pension trust and increased PPL's pension liabilities in 2002 and 2003 when recorded. Substantially all of the accrued non-pension benefits have been paid.

  New Accounting Standards

  FIN 46(R) (PPL, PPL Energy Supply and PPL Electric)

  In December 2003, the FASB issued Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," which is known as FIN 46(R) and replaces FIN 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." See Note 22 to the Financial Statements contained in each Registrants' Annual Report to the SEC on Form 10-K for the year ended December 31, 2003, for a discussion of FIN 46 and the impact of its adoption for certain entities. FIN 46(R) does not change the general consolidation concepts of FIN 46. Among other things, FIN 46(R) clarifies certain provisions of FIN 46 and provides additional scope exceptions for certain types of businesses. FIN 46(R) provides that a public entity that is not a small business issuer should apply the provisions of FIN 46(R) to all entities no later than the end of the first reporting period that ends after March 15, 2004. PPL and its subsidiaries adopted FIN 46(R) for all entities effective March 31, 2004. This adoption did not have a material impact on the results of PPL and its subsidiaries.

  EITF Issue 03-1

  (PPL, PPL Energy Supply and PPL Electric)

  In March 2004, the FASB ratified certain consensus in EITF Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." EITF Issue 03-1 provides guidance for determining when an investment in certain debt and equity securities is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. EITF Issue 03-1 also contains disclosure requirements related to information about impairments that have not been recognized as other than temporary as well as disclosure requirements for investments accounted for under the cost method. The recognition and measurement provisions of EITF Issue 03-1 were originally required to be applied to other-than-temporary impairment evaluations as of the balance sheet date in reporting periods beginning after June 15, 2004. However, in September 2004, the FASB issued FSP EITF Issue 03-1-1, "Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, 'The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments'," which temporarily delayed the effective date for applying the recognition and measurement provisions. The disclosure provisions related to cost method investments are effective for annual financial statements for fiscal years ending after June 15, 2004, while all other disclosure provisions were effective for annual financial statements for fiscal years ending after December 15, 2003.

  The EITF is currently considering issuing additional guidance on assessing other-than-temporary impairments under EITF Issue 03-1. The potential impact of adopting the recognition and measurement provisions of EITF Issue 03-1 is not yet determinable, but could be material.

  (PPL and PPL Energy Supply)

  As of September 30, 2004, PPL Energy Supply's nuclear decommissioning trust fund contained investments with an aggregate unrealized loss position of approximately $4 million attributable to investments that have been in a continuous unrealized loss position for less than 12 months. The aggregate fair value of these investments at September 30, 2004, was approximately $61 million. PPL Energy Supply considers this decline in value to be due to normal market volatility and currently believes that it is reasonable to expect these securities to recover from this temporary impairment.

  EITF Issue 03-6 (PPL)

  In March 2004, the FASB ratified EITF Issue 03-6, "Participating Securities and the Two-Class Method under FASB Statement No. 128, 'Earnings per Share'." EITF Issue 03-6 addresses a number of issues regarding the calculation of basic EPS by companies that have issued securities other than common stock that participate in dividends and earnings, which are known as participating securities. EITF Issue 03-6 requires participating securities to be included in the calculation of basic EPS using the two-class method and provides guidance in applying the two-class method. EITF Issue 03-6 is effective for reporting periods beginning after March 31, 2004, and it requires restatement of prior periods. PPL adopted EITF Issue 03-6 during the second quarter of 2004. The initial adoption did not have an impact on PPL.

  EITF Issue 03-16 (PPL, PPL Energy Supply and PPL Electric)

  In March 2004, the FASB ratified EITF Issue 03-16, "Accounting for Investments in Limited Liability Companies." EITF Issue 03-16 provides that an investment in a limited liability company (LLC) that maintains a specific ownership account for each investor should be viewed similarly to an investment in a limited partnership for purposes of determining whether a noncontrolling interest in the LLC should be accounted for using the cost or equity method. EITF Issue 03-16 is effective for reporting periods beginning after June 15, 2004, and is required to be applied as a change in accounting principle with a cumulative effect adjustment reflected in the period of adoption. PPL and its subsidiaries adopted EITF Issue 03-16 effective July 1, 2004. The adoption did not have a material impact on the results of PPL and its subsidiaries.

  EITF Issue 04-8 (PPL)

  In October 2004, the FASB ratified the consensus in EITF Issue 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share." EITF Issue 04-8 requires contingently convertible instruments to be included in diluted EPS, if dilutive, regardless of whether the market price trigger for conversion has been met. EITF Issue 04-8 is expected to be effective for reporting periods ending after December 15, 2004, and it requires restatement of prior periods in certain circumstances.

  EITF Issue 04-8 will require PPL to include an additional eight million shares of common stock associated with PPL Energy Supply's 2.625% Convertible Senior Notes due 2023 in its calculation of diluted EPS as if the securities were converted as of the date of issuance (May 2003). PPL currently estimates that the inclusion of the additional shares would decrease its diluted EPS by $0.11 for 2004 and $0.10 for 2003. PPL and PPL Energy Supply recently initiated a consent solicitation to modify certain terms of the Convertible Senior Notes. If the consent solicitation is successful, the proposed modifications are expected to significantly mitigate the 2004 dilutive impact and fully mitigate the 2003 dilutive impact. See Note 7 for a discussion of the consent solicitation.

  FSP FAS 106-1 and FSP FAS 106-2 (PPL, PPL Energy Supply and PPL Electric)

  See Note 13 for a discussion of FSP FAS 106-1 and FSP FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003."

PPL CORPORATION AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

PPL is an energy and utility holding company with headquarters in Allentown, PA. See Item 1, "Business - Background" in PPL's Annual Report to the SEC on Form 10-K for the year ended December 31, 2003, for descriptions of PPL's major segments. See Exhibit 99 in Item 15 in PPL's Form 10-K for the current corporate organization structure. Through its subsidiaries, PPL is primarily engaged in the generation and marketing of electricity in two key markets - the northeastern and western U.S. - and in the delivery of electricity in Pennsylvania, the U.K. and Latin America. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in PPL's Annual Report to the SEC on Form 10-K for the year ended December 31, 2003, for an overview of PPL's strategy and the risks and challenges that it faces in its business.

The information provided in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with PPL's Condensed Consolidated Financial Statements and the accompanying Notes.

Terms and abbreviations are explained in the glossary. Dollars are in millions, except per share data, unless otherwise noted.

Results of Operations

The following discussion, which explains significant changes in principal items on the Statement of Income, compares the three and nine months ended September 30, 2004, with the comparable periods in 2003.

WPD's results, as consolidated in PPL's Statement of Income, are impacted by changes in foreign currency exchange rates. For the three and nine months ended September 30, 2004, as compared with the same periods in 2003, changes in foreign exchange rates increased WPD's portion of revenue and expense line items by about 13% for both periods.

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

Earnings

Net income and the related EPS were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Net income	$196	$171	$521	$526

EPS - basic	$1.04	$0.97	$2.85	$3.07

EPS - diluted	$1.03	$0.97	$2.84	$3.06

The after-tax changes in net income were primarily due to:

	September 30, 2004 vs. September 30, 2003

	Three Months Ended	Nine Months Ended

Domestic:

Eastern U.S. margins	$8	$27

Net energy trading margins	2	6

Northwestern U.S. margins	2	1

Southwestern U.S. margins	(3)	(2)

Interest income on IRS tax settlement	14	14

Delivery revenues (net of CTC/ITC amortization, interest expense on transition bonds and ancillary charges)		2

Operation and maintenance expenses	(2)	(15)

Depreciation	(6)	(16)

Energy related businesses	(3)	(6)

Taxes, other than income (excluding gross receipts tax)	(1)	5

Interest expense and preferred distributions	(1)	(8)

Realized earnings on nuclear decommissioning trust	(5)	(7)

Realized loss on available-for-sale investment	(3)	(3)

Other		6

Total Domestic	2	4

International:

U.K.

Impact of changes in foreign currency exchange rates	5	18

Distribution margins	3	5

Interest expense	6	11

Other	(1)	(4)

Latin America		6

Other	5	5

Total International	18	41

Unusual items	5	(50)

	$25	$(5)

The changes in net income from period-to-period were, in part, attributable to several unusual items with significant earnings impacts, including accounting changes, discontinued operations and infrequently occurring items. The after-tax impacts of these unusual items are:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Accounting change:

ARO (Note 16)				$63

Sale of CGE (Note 8)			$(7)

Sale of CEMAR (Note 8)			23

Discontinued operations (Note 8)			(2)

Impairment of investment in technology supplier (Note 8)			(6)

Workforce reduction (Note 17)		$(5)		(5)

Total		$(5)	$8	$58

The period-to-period changes in earnings components, including domestic gross energy margins by region and income statement line items, are discussed in the balance of "Results of Operations."

PPL's future earnings could be, or will be, impacted by a number of key factors, including the following:

  Market prices for electricity and fuel may negatively impact energy margins and earnings.
  Due to current electricity and natural gas price levels, there is a risk that PPL may be unable to recover its investment in new gas-fired generation facilities. Under GAAP, PPL does not believe that there is an impairment charge to be recorded for these facilities at this time. PPL is unable to predict the earnings impact of this issue, based upon future energy price levels, applicable accounting rules and other factors, but such impact may be material. In June 2004, a subsidiary of PPL Generation agreed to sell the 450 MW Sundance power plant to Arizona Public Service Company. If the necessary state regulatory approvals can be obtained, the sale is expected to close in the first quarter of 2005. If it becomes likely that the required regulatory approvals will be obtained, PPL will reassess the Sundance assets for possible impairment. PPL estimates that an impairment charge of about $47 million after-tax, or $0.25 per share, could be recorded in 2004 or 2005 depending on the timing of regulatory approvals. See Note 8 to the Financial Statements for additional information on the potential Sundance sale.
  PPL is unable to predict whether future impairments of goodwill may be required for its domestic and international investments. While no goodwill impairments were required based on the annual review performed in the fourth quarter of 2003, future impairments may occur due to determinations of carrying value exceeding the fair value of these investments.
  Earnings in 2005 are expected to continue to be adversely affected by lower pension income. See "Other Operation and Maintenance" for the impact on earnings in 2004.
  PPL Electric has filed a proposal with the PUC to increase distribution rates by approximately $164 million (subsequently amended to $160 million) and has notified the PUC that it plans to pass through to customers approximately $57 million in increased transmission charges that PPL Electric pays to PJM for transmission services. Transmission services are provided under the PJM Open Access Transmission Tariff, a rate schedule filed with and approved by the FERC. Under the federal "filed rate doctrine," such FERC-approved rates may be recovered from retail customers without a review of those rates by a state agency such as the PUC. In addition, PPL Electric's PUC-approved retail tariff permits the automatic pass-through of transmission charges. PPL Electric agreed to a cap on both of these charges until December 31, 2004, as part of its 1998 settlement under the PUC Final Order. Generation charges for customers who do not select an alternative energy supplier are fixed through 2009 and are not affected by these changes. The combination of the proposed distribution rate increase and transmission charge pass-through would result in an 8.1% increase over PPL Electric's present total rates effective January 1, 2005.

  In October 2004, the PUC administrative law judge assigned to the rate proceeding recommended that the PUC commissioners increase PPL Electric's distribution rates by approximately $130 million. The judge also recommended that the PUC commissioners approve a Transmission Service Charge as the mechanism for PPL Electric to collect the increased transmission charges of approximately $57 million. PPL Electric and the other parties have until November 12 to file exceptions to the recommendation. The PUC is expected to act on this recommendation by the end of 2004 when it enters its final order in the rate proceeding. PPL Electric cannot predict the outcome of this proceeding.

  Earnings in 2005 and beyond are expected to be impacted by a rate review of the delivery business of WPD (South West) and WPD (South Wales). PPL cannot predict the outcome of the rate review. See Note 9 to the Financial Statements for additional information.
  In October 2004, the FASB ratified the consensus in EITF Issue 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share," regarding the inclusion of contingently convertible instruments in diluted EPS calculations. See Note 18 to the Financial Statements for a discussion of EITF Issue 04-8. The consensus will require PPL to include an additional eight million shares of common stock associated with PPL Energy Supply's 2.625% Convertible Senior Notes due 2023 in its calculation of diluted EPS as if the securities were converted as of the date of issuance (May 2003), despite the fact that the securities contain a market price trigger for conversion that has not yet been attained. PPL currently estimates that the inclusion of the additional shares would decrease its diluted EPS by $0.11 for 2004 and $0.10 for 2003. See Note 4 to the Financial Statements for a discussion of the Convertible Senior Notes. See Note 7 to the Financial Statements for a discussion of the consent solicitation undertaken to modify certain terms of the Convertible Senior Notes. If the consent solicitation is successful, the proposed modifications are expected to significantly mitigate the 2004 dilutive impact and fully mitigate the 2003 dilutive impact.
  PPL has interests in two synthetic fuel facilities and receives tax credits pursuant to Section 29 of the Internal Revenue Code based on its sale of synthetic fuel to unaffiliated third-party purchasers. PPL has estimated that these facilities will contribute approximately $0.15 to EPS in 2004, approximately $0.16 to EPS in 2005 and 2006, and approximately $0.17 to EPS in 2007. See Note 9 to the Financial Statements for a discussion of the requirements to receive the Section 29 tax credits, the IRS review of synthetic fuel production procedures and the impact of higher oil prices on the Section 29 tax credits.
  In October 2004, President Bush signed into law the American Jobs Creation Act of 2004. The new law includes a number of provisions that affect the taxation of domestic and international investments. PPL is studying the legislation to determine its potential impact on PPL.
  See Note 18 to the Financial Statements for new accounting standards, which have been issued but not yet adopted by PPL, that may impact future earnings.
  See Note 9 to the Financial Statements for potential commitments and contingent liabilities that may impact future earnings.

Domestic Gross Energy Margins

The following table provides changes in the income statement line items that comprise domestic gross energy margins:

	September 30, 2004 vs. September 30, 2003

	Three Months Ended	Nine Months Ended

Utility revenues	$26	$132

Unregulated retail electric and gas revenues	(4)	(28)

Wholesale energy marketing revenues	(36)	(68)

Net energy trading margins	3	10

Other revenue adjustments (a)	(18)	(81)

Total revenues	(29)	(35)

Fuel	33	75

Energy purchases	(71)	(144)

Other cost adjustments (a)	(7)	(21)

Total cost of sales	(45)	(90)

Domestic gross energy margins	$16	$55

(a)

Adjusted to exclude the impact of any revenues and costs not associated with domestic gross energy margins, in particular, revenues and energy costs related to the international operations of PPL Global and the domestic delivery operations of PPL Electric and PPL Gas Utilities. Also adjusted to include gains or losses on sales of emission allowances, which are included in "Other operation and maintenance" expenses on the Statement of Income.

Changes in Domestic Gross Energy Margins By Region

Domestic gross energy margins are generated through PPL's normal and hedge activities (non-trading), as well as trading activities. Non-trading margins are now discussed on a geographic basis rather than on an activity basis, as reported prior to 2004. A regional perspective more closely matches the internal view of how PPL's energy business is managed.

	September 30, 2004 vs. September 30, 2003

	Three Months Ended	Nine Months Ended

Eastern U.S.	$14	$47

Northwestern U.S.	3	1

Southwestern U.S.	(4)	(3)

Net energy trading	3	10

Domestic gross energy margins	$16	$55

Eastern U.S.

Eastern U.S. non-trading margins were higher for the three and nine months ended September 30, 2004, compared with the same periods in 2003, despite higher fuel prices. Increases in fuel costs were more than offset by 5% and 4% higher output for those periods from the diverse mix of low-cost coal-fired, nuclear and hydroelectric plants as well as favorable transmission congestion positions. In addition, for both periods, retail energy prices increased about 1% in accordance with the schedule established by the PUC Final Order.

Margins for the nine months ended September 30, 2004, were also higher due to retail volumes increasing 3%.

Northwestern U.S.

Northwestern U.S. non-trading margins were higher for the three months ended September 30, 2004, compared with the same period in 2003, primarily due to improved hydro generation output, resulting in less reliance on higher-cost purchased power.

Margins were slightly higher for the nine months ended September 30, 2004, despite higher fuel costs due to a retroactive coal price adjustment caused by an unfavorable arbitration ruling. Incremental expense of $6 million was recorded as a result of the ruling, most of which related to years 2001 to 2003. This negative impact was offset by a 2% increase in realized sales prices, which when combined with a slight improvement in generation production, contributed to lowering supply costs.

Southwestern U.S.

Southwestern U.S. non-trading margins were lower for the three and nine months ended September 30, 2004, compared with the same periods in 2003, due to wholesale sales volumes decreasing 31% and 16% caused by market conditions lowering the number of sales.

Net Energy Trading

PPL enters into certain energy contracts that meet the criteria of trading derivatives as defined by EITF Issue 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities." These physical and financial contracts cover trading activity associated with electricity, gas and oil. The $3 million increase for the three months ended September 30, 2004, compared with the same periods in 2003, was primarily due to an increase in realized gains on electricity positions. The $10 million increase for the nine months ended September 30, 2004, compared with the same period in 2003, was due to a $6 million increase in electricity positions and a $4 million increase in gas and oil positions. The physical volumes associated with energy trading for the three months ended September 30, 2004, were 1,616 GWh and 3.3 Bcf, compared with 1,761 GWh and 3.8 Bcf for the three months ended September 30, 2003. Energy trading physical volumes for the nine months ended September 30, 2004, were 3,796 GWh and 7.6 Bcf, compared with 4,030 GWh and 11.0 Bcf for the nine months ended September 30, 2003.

Utility Revenues

The increases in utility revenues were attributable to the following:

	September 30, 2004 vs. September 30, 2003

	Three Months Ended	Nine Months Ended

Domestic:

Retail electric revenue (PPL Electric)

PLR electric generation supply	$15	$72

Electric delivery	(10)	(7)

Other		(1)

Wholesale electric revenue (PPL Electric)	(6)	(17)

Gas revenue (PPL Gas Utilities)	8	9

International:

Retail electric delivery (PPL Global)

U.K.	15	55

Chile	2	21

El Salvador	2

	$26	$132

The increases in utility revenues for the three and nine months ended September 30, 2004, compared with the same periods in 2003, were primarily due to:

  higher PLR revenues due to higher energy and capacity rates in 2004 compared with 2003;
  higher PPL Gas Utilities revenues, primarily due to the increase in natural gas prices which are a pass-through to customer rates, partially offset by a decrease in volumes; and
  higher WPD revenues in the U.K., primarily due to the change in foreign currency exchange rates; partially offset by lower electric delivery revenues due to a decrease in ITC and CTC revenue as a result of lower ITC rates in 2004 than 2003, and several rate groups reaching their rate cap; and
  lower wholesale electric revenues due to the expiration of all PPL Electric municipal purchase power agreements at the end of January 2004.

Additionally, the nine months ended September 30, 2004, compared with the same period in 2003, was impacted by:

  higher PLR revenues due to a 3% increase in volumes, in part due to the return of customers previously served by alternate suppliers; and
  higher revenues in Chile due to higher energy prices, which are a pass-through to customer rates, the change in foreign currency exchange rates, and a 7% increase in sales volumes.

Energy Related Businesses

Energy related businesses contributed $27 million less to operating income for the nine months ended September 30, 2004, compared with the same period in 2003. The decrease was attributable to the following:

  a $15 million pre-tax loss on the sale of CGE (see Note 8 to the Financial Statements);
  a $4 million decrease from mechanical contracting and engineering subsidiaries due to the continued decline in capital spending in commercial and industrial markets, lower margins experienced in those markets, and cost overruns at two major projects;
  a $4 million decrease from Latin American subsidiaries due primarily to lower dividends received and lower construction sales; and
  a $5 million higher pre-tax operating loss from synfuel projects; partially offset by a $5 million operating loss on some Hyder properties in the first quarter of 2003, which were subsequently sold in April 2003.

Other Operation and Maintenance

The increases in other operation and maintenance expenses were primarily due to:

	September 30, 2004 vs. September 30, 2003

	Three Months Ended	Nine Months Ended

Property damage and environmental insurance settlements which were recorded in 2003	$23	$27

Decrease in domestic and international pension income	6	14

Increase in foreign currency exchange rates	4	12

Decrease in the Clean Air Act contingency relating to generating facilities recorded in 2003		8

Outage costs associated with planned maintenance at the Montour and Conemaugh plants		7

Timing and extent of outage costs associated with the planned refueling and inspection at the Susquehanna station and of other nuclear-related expenses	(3)	4

Decrease in lease expense due to the consolidation of the Sundance and University Park generation facilities	(5)	(17)

Incremental storm restoration costs associated with Hurricane Isabel recorded in 2003. In December 2003, these costs were reclassified and deferred in accordance with the PUC declaratory order of January 16, 2004.	(13)	(13)

WPD capitalization	(2)	(8)

Other	(3)	8

	$7	$42

The decreases in net pension income for the three and nine months ended September 30, 2004, compared with the same periods in 2003, were attributable to a reduction in the discount rate assumptions for PPL's domestic and international pension plans. The reduction in the discount rate assumption has a significant impact on the measurement of plan obligations and net pension costs, which have and will continue to result in PPL's recognition of lower levels of net pension income in 2004. See Note 13 to the Financial Statements for details of the costs of PPL's pension plans.

Depreciation

The increases in depreciation expense were primarily due to:

	September 30, 2004 vs. September 30, 2003

	Three Months Ended	Nine Months Ended

Additions to PP&E	$2	$12

Sundance, University Park and Lower Mt. Bethel generation facilities (a)	7	17

Foreign currency exchange rates	5	12

2003 purchase accounting adjustments to WPD assets	(7)	(21)

	$7	$20

(a)

The lessors of these facilities were consolidated under FIN 46 effective December 31, 2003. See Note 22 to the Financial Statements in PPL's Annual Report to the SEC on Form 10-K for the year ended December 31, 2003, for additional information. In June 2004, a subsidiary of PPL Energy Supply purchased the Sundance and University Park generation assets from the lessor that was consolidated by PPL Energy Supply under FIN 46.

Taxes, Other Than Income

Taxes, other than income, decreased by $2 million during the nine months ended September 30, 2004, compared with the same period in 2003. In the first quarter of 2004, PPL Electric reversed a $14 million accrued liability for 1998 and 1999 PURTA taxes that had been accrued based on potential exposure in the proceedings regarding the Susquehanna nuclear station tax assessment. The rights of the third party intervenors to further appeal expired in 2004. This decrease was partially offset by an increase of $8 million in WPD's property taxes, primarily related to the impact of changes in foreign currency exchange rates, adjustments recorded in 2003 and an increase in property tax rates. In addition, domestic gross receipts tax and capital stock tax expenses have increased.

Workforce Reduction

See Note 17 to the Financial Statements for information regarding the $9 million charge recorded in 2003.

Other Income - net

See Note 11 to the Financial Statements for details of other income.

Financing Costs

The increases in financing costs, which include "Interest Expense" and "Distributions on Preferred Securities," were primarily due to:

	September 30, 2004 vs. September 30, 2003

	Three Months Ended	Nine Months Ended

Increase in interest expense due to consolidation of the lessors of the Sundance, University Park and Lower Mt. Bethel generation facilities, in accordance with FIN 46	$7	$23

Financing costs associated with the repayment of the consolidated trust's debt for the Sundance and University Park generation facilities		9

Increase in long-term debt interest expense due to debt issuances	9	29

Increase in foreign currency exchange rates	4	13

Decrease in interest expense due to hedging activities accounted for under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities"	(1)	(9)

Decrease in amortization expense		(6)

Decrease in short-term debt interest expense		(11)

Decrease in long-term debt interest expense due to net long-term debt retirements	(8)	(23)

Write-off of unamortized swap costs on WPD debt restructuring		(11)

	$11	$14

Income Taxes

Income taxes decreased by $8 million and $28 million for the three and nine months ended September 30, 2004, compared with the same periods in 2003. The decreases were due to:

  differences in income recognition for tax purposes related to foreign affiliates, resulting in $6 million and $19 million reductions in income taxes for the three and nine months ended September 30, 2004; and
  additional nonconventional fuel tax credits recognized, resulting in $9 million and $12 million reductions in income taxes for the three and nine months ended September 30, 2004; offset by higher pre-tax book income, resulting in $7 million and $3 million increases in income taxes for the three and nine months ended September 30, 2004.

See Note 5 to the Financial Statements for details on effective income tax rates.

Discontinued Operations

See "Discontinued Operations" in Note 8 to the Financial Statements for information regarding the losses recorded related to the sale of PPL Global's investment in a Latin American telecommunications company.

Cumulative Effect of a Change in Accounting Principle

PPL adopted SFAS 143, "Accounting for Asset Retirement Obligations," effective January 1, 2003. SFAS 143 addresses the accounting for obligations associated with the retirement of tangible long-lived assets. Application of the new rules resulted in a cumulative effect of adoption that increased net income by $63 million in 2003. See Note 21 to the Financial Statements in PPL's Annual Report to the SEC on Form 10-K for the year ended December 31, 2003, for additional information.

Financial Condition

Liquidity

At September 30, 2004, PPL had $778 million of cash and cash equivalents and $88 million of short-term debt. At December 31, 2003, PPL had $476 million of cash and cash equivalents and $56 million of short-term debt. The increase in PPL's cash position was primarily the net result of:

  $1.053 billion of cash provided by operating activities;
  the issuance of $595 million of common stock, of which $575 million related to the settlement of the purchase contract component of the PEPS Units and PEPS Units, Series B;
  the issuance of $322 million of long-term debt;
  an increase of $31 million in short-term debt; and
  proceeds of $123 million from the sale of CGE; partially offset by the retirement of $1.008 billion of long-term debt;
  $533 million of capital expenditures;
  the payment of $220 million of common and preferred dividends; and
  a $54 million increase in restricted cash.

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

During the second quarter of 2004, S&P affirmed its BBB ratings on both PPL and PPL Energy Supply and revised its outlook on both entities from negative to stable. S&P also affirmed its BBB- rating on PPL Montana's Pass-Through Certificates due 2020 and revised its outlook from negative to stable. At the same time, S&P affirmed its A-/A2 rating and negative outlook on PPL Electric. Also, S&P indicated that the following ratings would remain unchanged following the aforementioned revision to PPL's outlook:

  WPDH Limited of BBB-/Negative/A-3;
  WPD (South West) of BBB+/Negative/A-2; and
  WPD (South Wales) of BBB+/Negative/A-2.

Asset-Backed Commercial Paper Program

In August 2004, PPL Electric began participating in an asset-backed commercial paper program through which PPL Electric obtains financing by selling and contributing its eligible accounts receivable and unbilled revenue to a special purpose, wholly owned subsidiary on an ongoing basis. The subsidiary pledges these assets to secure loans of up to an aggregate of $150 million from a commercial paper conduit sponsored by a financial institution. PPL Electric expects to use the proceeds from the program for general corporate purposes and to cash collateralize letters of credit. At September 30, 2004, the loan balance outstanding was $88 million, of which $42 million was being used to cash collateralize letters of credit. See Note 7 to the Financial Statements for additional information.

Other

The pension plans of WPD are subject to formal actuarial valuations every three years, which are used to determine funding requirements. WPD's two principal plans were the subject of a formal actuarial valuation as of March 31, 2004. Current valuations show an actuarial deficit of approximately £270 million (approximately $489 million based on current exchange rates) that may need to be funded over a period of up to approximately 14 years if markets and asset values do not recover. WPD expects to conclude the formal valuation process and agree on deficit contribution schedules with the Trustees of the plans by March 31, 2005.

WPD believes that its internally generated cash flow, combined with its bank credit facilities, provides sufficient resources to finance its cash requirements and to maintain appropriate available liquidity.

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

Risk Management - Energy Marketing & Trading and Other

Market Risk

Commodity Price Risk (Non-trading)

PPL's commodity derivative contracts that qualify for hedge accounting treatment mature at various times through 2010. The following chart sets forth PPL's net fair market value of these contracts:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Fair value of contracts outstanding at the beginning of the period	$88	$84	$86	$63

Contracts realized or otherwise settled during the period	(11)	(24)	(56)	(84)

Fair value of new contracts at inception

Other changes in fair values	(15)	(12)	32	69

Fair value of contracts outstanding at the end of the period	$62	$48	$62	$48

"Contracts realized or otherwise settled during the period" relate to contracts entered into prior to July 1 for the three months ended September 30 and contracts entered into prior to January 1 for the nine months ended September 30.

"Other changes in fair values" represents changes in the market value that have occurred for contracts that were outstanding at the end of each period.

The following chart segregates estimated fair values of PPL's commodity derivative contracts that qualify for hedge accounting treatment at September 30, 2004, based on whether the fair values are determined by quoted market prices or other more subjective means.

	Fair Value of Contracts at Period-End Gains (Losses)

	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years	Total Fair Value

Source of Fair Value

Prices actively quoted	$8	$6			$14

Prices provided by other external sources	41	16	$(8)	$(1)	48

Prices based on models and other valuation methods

Fair value of contracts outstanding at the end of the period	$49	$22	$(8)	$(1)	$62

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

As of September 30, 2004, PPL estimated that a 10% adverse movement in market prices across all geographic areas and time periods would have decreased the value of the commodity contracts in its non-trading portfolio by approximately $167 million. However, the change in the value of the non-trading portfolio would have been substantially offset by an increase in the value of the underlying commodity, the electricity generated, because these contracts serve to reduce the market risk inherent in the generation of electricity. Additionally, the value of PPL's unsold generation would be improved. Because PPL's electricity portfolio is generally in a net sales position, the adverse movement in prices is usually an increase in prices. Conversely, because PPL's commodity fuels portfolio is generally in a net purchase position, the adverse movement in prices is usually a decrease in prices. If both of these scenarios happened, the implied margins for the unsold generation would increase.

In accordance with its marketing strategy, PPL is significantly hedged in its generation output and fuel requirements. PPL estimates that for its entire portfolio, including all generation and physical and financial energy positions, a 10% adverse change in power prices across all geographic zones and time periods would decrease expected 2004 gross margins by about $2 million. A 10% adverse movement in all fossil fuel prices would have an immaterial impact on expected 2004 gross margins.

Commodity Price Risk (Trading)

PPL's trading contracts mature at various times through 2006. The following chart sets forth PPL's net fair market value of trading contracts:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Fair value of contracts outstanding at the beginning of the period	$12	$(7)	$3	$(6)

Contracts realized or otherwise settled during the period	(3)	3	(10)	12

Fair value of new contracts at inception		1	4	(1)

Other changes in fair values	3		15	(8)

Fair value of contracts outstanding at the end of the period	$12	$(3)	$12	$(3)

"Contracts realized or otherwise settled during the period" relate to trading contracts entered into prior to July 1 for the three months ended September 30 and contracts entered into prior to January 1 for the nine months ended September 30. These amounts do not reflect intra-period contracts that were entered into and settled during the periods.

The "Fair value of new contracts at inception" is usually zero, because they are entered into at current market prices. However, when PPL enters into an option contract, a premium is paid or received.

"Other changes in fair values" represents changes in the market value that have occurred for contracts that were outstanding at the end of each period.

As of September 30, 2004, the net loss on PPL's trading activities expected to be recognized in earnings during the next three months is $1 million.

The following chart segregates estimated fair values of PPL's trading portfolio at September 30, 2004, based on whether the fair values are determined by quoted market prices or other more subjective means.

	Fair Value of Contracts at Period-End Gains (Losses)

	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years	Total Fair Value

Source of Fair Value

Prices actively quoted	$3				$3

Prices provided by other external sources	4	$4			8

Prices based on models and other valuation methods	1				1

Fair value of contracts outstanding at the end of the period	$8	$4			$12

As of September 30, 2004, PPL estimated that a 10% adverse movement in market prices across all geographic areas and time periods would have decreased the value of the commodity contracts in its trading portfolio by $8 million.

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

At September 30, 2004, PPL's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was estimated at $5 million.

PPL is also exposed to changes in the fair value of its domestic and international debt portfolios. At September 30, 2004, PPL estimated that its potential exposure to a change in the fair value of its debt portfolio, through a 10% adverse movement in interest rates, was approximately $195 million.

PPL utilizes various risk management instruments to reduce its exposure to adverse interest rate movements for future anticipated financing. While PPL is exposed to changes in the fair value of these instruments, they are designed such that any economic loss in value should generally be offset by interest rate savings at the time the future anticipated financing is completed. At September 30, 2004, PPL estimated that its potential exposure to a change in the fair value of these instruments, through a 10% adverse movement in interest rates, was approximately $3 million.

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

PPL executed net forward sale transactions for £17.7 million to hedge a portion of its net investment in WPDH Limited. The estimated value of these agreements as of September 30, 2004, was $5 million, being the amount PPL would pay to terminate the transactions.

To protect expected income in British pounds sterling, PPL entered into average rate forward sales contracts for £29 million. In conjunction with these forward contracts, PPL executed average rate purchase options of £20 million to mitigate the liquidity risk inherent in the average rate forwards. At September 30, 2004, the market value of these positions, representing the amount PPL would receive to terminate them, was insignificant.

To protect expected income in Chilean pesos, PPL entered into average rate forward sales contracts for 5.5 billion Chilean pesos. At September 30, 2004, the market value of these positions, representing the amount PPL would receive to terminate them, was insignificant.

WPDH Limited held a net position in cross-currency swaps totaling $1.3 billion to hedge the interest payments and value of its U.S. dollar-denominated bonds. The estimated value of this position at September 30, 2004, being the amount PPL would pay to terminate it, including accrued interest, was $170 million.

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

Nuclear Decommissioning Fund - Securities Price Risk

In connection with certain NRC requirements, PPL Susquehanna maintains trust funds to fund certain costs of decommissioning the Susquehanna station. As of September 30, 2004, these funds were invested primarily in domestic equity securities and fixed-rate, fixed-income securities and are reflected at fair value on PPL's Balance Sheet. The mix of securities is designed to provide returns to be used to fund Susquehanna's decommissioning and to compensate for inflationary increases in decommissioning costs. However, the equity securities included in the trusts are exposed to price fluctuation in equity markets, and the values of fixed-rate, fixed-income securities are exposed to changes in interest rates. PPL Susquehanna actively monitors the investment performance and periodically reviews asset allocation in accordance with its nuclear decommissioning trust policy statement. At September 30, 2004, a hypothetical 10% increase in interest rates and a 10% decrease in equity prices would have resulted in an estimated $27 million reduction in the fair value of the trust assets.

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

Credit Risk

Credit risk relates to the risk of loss that PPL would incur as a result of non-performance by counterparties of their contractual obligations. PPL maintains credit policies and procedures with respect to counterparties (including requirements that counterparties maintain certain credit ratings criteria) and requires other assurances in the form of credit support or collateral in certain circumstances in order to limit counterparty credit risk. However, PPL has concentrations of suppliers and customers among electric utilities, natural gas distribution companies and other energy marketing and trading companies. These concentrations of counterparties may impact PPL's overall exposure to credit risk, either positively or negatively, in that counterparties may be similarly affected by changes in economic, regulatory or other conditions. PPL records certain non-performance reserves to reflect the probability that a counterparty with contracts that are out of the money (from the counterparty's standpoint) will default in its performance, in which case PPL would have to sell into a lower-priced market or purchase from a higher-priced market. These reserves are reflected in the fair value of assets recorded in "Price risk management assets" on the Balance Sheet. PPL also records reserves to reflect the probability that a counterparty will not make payments for deliveries PPL has made but not yet billed. These reserves are reflected in "Unbilled revenues" on the Balance Sheet. PPL has also established a reserve with respect to certain sales to the California ISO for which PPL has not yet been paid, as well as a reserve related to PPL's exposure as a result of the Enron bankruptcy, which are reflected in "Accounts receivable" on the Balance Sheet. See Note 9 to the Financial Statements for additional information on the sales to the California ISO.

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

PPL is currently evaluating incremental capacity increases of about 200 MW at several existing domestic generating facilities.

PPL is continuously reexamining development projects based on market conditions and other factors to determine whether to proceed with these projects, sell them, cancel them, expand them, execute tolling agreements or pursue other opportunities.

Environmental Matters

See Note 9 to the Financial Statements for a discussion of environmental matters.

New Accounting Standards

See Note 18 to the Financial Statements for information on new accounting standards adopted in 2004 or pending adoption.

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

See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in PPL's Annual Report to the SEC on Form 10-K for the year ended December 31, 2003, for a discussion of each critical accounting policy. PPL's senior management has reviewed these critical accounting policies, and the estimates and assumptions regarding them, with its Audit Committee. In addition, PPL's senior management reviewed the Form 10-K disclosures regarding the application of these critical accounting policies with the Audit Committee.

PPL ENERGY SUPPLY, LLC AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

PPL Energy Supply is an energy company with headquarters in Allentown, PA. See Item 1, "Business - Background" in PPL Energy Supply's Annual Report to the SEC on Form 10-K for the year ended December 31, 2003, for a description of PPL Energy Supply's domestic and international businesses. See Exhibit 99 in Item 15 in PPL Energy Supply's Form 10-K for a listing of its principal subsidiaries. Through its subsidiaries, PPL Energy Supply is primarily engaged in the generation and marketing of electricity in two key markets - the northeastern and western U.S. - and in the delivery of electricity in the U.K. and Latin America. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in PPL Energy Supply's Annual Report to the SEC on Form 10-K for the year ended December 31, 2003, for an overview of PPL Energy Supply's strategy and the risks and challenges that it faces in its business.

The information provided in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with PPL Energy Supply's Condensed Consolidated Financial Statements and the accompanying Notes.

Terms and abbreviations are explained in the glossary. Dollars are in millions unless otherwise noted.

Results of Operations

The following discussion, which explains significant changes in principal items on the Statement of Income, compares the three and nine months ended September 30, 2004, with the comparable periods in 2003.

WPD's results, as consolidated in PPL Energy Supply's Statement of Income, are impacted by changes in foreign currency exchange rates. For the three and nine months ended September 30, 2004, as compared with the same periods in 2003, changes in foreign exchange rates increased WPD's portion of revenue and expense line items by about 13% for both periods.

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

Earnings

Net income was as follows:

Three Months Ended September 30,		Nine Months Ended September 30,

2004	2003	2004	2003

$192	$190	$495	$538

The after-tax changes in net income were primarily due to:

	September 30, 2004 vs. September 30, 2003

	Three Months Ended	Nine Months Ended

Domestic:

Eastern U.S. margins	$8	$27

Net energy trading margins	2	6

Northwestern U.S. margins	2	1

Southwestern U.S. margins	(3)	(2)

Interest income on IRS tax settlement	9	9

Depreciation	(6)	(13)

Interest expense	(10)	(25)

Operation and maintenance expenses	(5)	(9)

Other income - affiliated interest	(1)	(7)

Energy related businesses	(5)	(8)

Realized earnings on nuclear decommissioning trust	(5)	(7)

Other	(2)	(7)

Total Domestic	(16)	(35)

International:

U.K.

Impact of changes in foreign currency exchange rates	5	18

Distribution margins	3	5

Interest expense	6	11

Other	(1)	(4)

Latin America		6

Other	5	5

Total International	18	41

Unusual items		(49)

	$2	$(43)

The change in net income for the nine months ended September 30, 2004, compared to the same period in 2003, was, in part, attributable to several unusual items with significant earnings impacts, including accounting changes, discontinued operations and infrequently occurring items. The after-tax impacts of these unusual items are:

	Nine Months Ended September 30,

	2004	2003

Accounting change:

ARO (Note 16)		$63

Sale of CGE (Note 8)	$(7)

Sale of CEMAR (Note 8)	23

Discontinued operations (Note 8)	(2)

Total	$14	$63

The period-to-period changes in earnings components, including domestic gross energy margins by region and income statement line items, are discussed in the balance of "Results of Operations."

PPL Energy Supply's future earnings could be, or will be, impacted by a number of key factors, including the following:

  Market prices for electricity and fuel may negatively impact energy margins and earnings.
  Due to current electricity and natural gas price levels, there is a risk that PPL Energy Supply may be unable to recover its investment in new gas-fired generation facilities. Under GAAP, PPL Energy Supply does not believe that there is an impairment charge to be recorded for these facilities at this time. PPL Energy Supply is unable to predict the earnings impact of this issue, based upon future energy price levels, applicable accounting rules and other factors, but such impact may be material. In June 2004, a subsidiary of PPL Generation agreed to sell the 450 MW Sundance power plant to Arizona Public Service Company. If the necessary state regulatory approvals can be obtained, the sale is expected to close in the first quarter of 2005. If it becomes likely that the required regulatory approvals will be obtained, PPL Energy Supply will reassess the Sundance assets for possible impairment. PPL Energy Supply estimates that an impairment charge of about $47 million after-tax could be recorded in 2004 or 2005 depending on the timing of regulatory approvals. See Note 8 to the Financial Statements for additional information on the potential Sundance sale.
  PPL Energy Supply is unable to predict whether future impairments of goodwill may be required for its domestic and international investments. While no goodwill impairments were required based on the annual review performed in the fourth quarter of 2003, future impairments may occur due to determinations of carrying value exceeding the fair value of these investments.
  Earnings in 2005 and beyond are expected to be impacted by a rate review of the delivery business of WPD (South West) and WPD (South Wales). PPL Energy Supply cannot predict the outcome of the rate review. See Note 9 to the Financial Statements for additional information.
  Earnings in 2005 are expected to continue to be adversely affected by lower pension income. See "Other Operation and Maintenance" for the impact on earnings in 2004.
  PPL Energy Supply has interests in two synthetic fuel facilities and receives tax credits pursuant to Section 29 of the Internal Revenue Code based on its sale of synthetic fuel to unaffiliated third-party purchasers. PPL Energy Supply has estimated that these facilities will contribute approximately $28 million to earnings in 2004, approximately $30 million to earnings in 2005 and 2006, and approximately $32 million to earnings in 2007. See Note 9 to the Financial Statements for a discussion of the requirements to receive the Section 29 tax credits, the IRS review of synthetic fuel production procedures and the impact of higher oil prices on the Section 29 tax credits.
  In October 2004, President Bush signed into law the American Jobs Creation Act of 2004. The new law includes a number of provisions that affect the taxation of domestic and international investments. PPL Energy Supply is studying the legislation to determine its potential impact on PPL Energy Supply.
  See Note 18 to the Financial Statements for new accounting standards, which have been issued but not yet adopted by PPL Energy Supply, that may impact future earnings.
  See Note 9 to the Financial Statements for potential commitments and contingent liabilities that may impact future earnings.

Domestic Gross Energy Margins

The following table provides changes in the income statement line items that comprise domestic gross energy margins:

	September 30, 2004 vs. September 30, 2003

	Three Months Ended	Nine Months Ended

Wholesale energy marketing revenues	$(36)	$(68)

Wholesale energy marketing to affiliates revenues	5	47

Unregulated retail electric and gas revenues	(4)	(28)

Net energy trading margins	3	10

Other revenue adjustments (a)	3	4

Total revenues	(29)	(35)

	September 30, 2004 vs. September 30, 2003

	Three Months Ended	Nine Months Ended

Fuel	31	70

Energy purchases	(76)	(153)

Energy purchases from affiliates	1	1

Other cost adjustments (a)	(1)	(8)

Total cost of sales	(45)	(90)

Domestic gross energy margins	$16	$55

(a)

Adjusted to exclude the impact of any revenues and costs not associated with domestic gross energy margins, in particular, revenues and energy costs related to the international operations of PPL Global. Also adjusted to include gains or losses on sales of emission allowances, which are included in "Other operation and maintenance" expenses on the Statement of Income.

Changes in Domestic Gross Energy Margins By Region

Domestic gross energy margins are generated through PPL Energy Supply's normal and hedge activities (non-trading), as well as trading activities. Non-trading margins are now discussed on a geographic basis rather than on an activity basis, as reported prior to 2004. A regional perspective more closely matches the internal view of how PPL Energy Supply's energy business is managed.

	September 30, 2004 vs. September 30, 2003

	Three Months Ended	Nine Months Ended

Eastern U.S.	$14	$47

Northwestern U.S.	3	1

Southwestern U.S.	(4)	(3)

Net energy trading	3	10

Domestic gross energy margins	$16	$55

Eastern U.S.

Eastern U.S. non-trading margins were higher for the three and nine months ended September 30, 2004, compared with the same periods in 2003, despite higher fuel prices. Increases in fuel costs were more than offset by 5% and 4% higher output for those periods from the diverse mix of low-cost coal-fired, nuclear and hydroelectric plants as well as favorable transmission congestion positions. In addition, for both periods, retail energy prices increased about 1% in accordance with the schedule established by the PUC Final Order.

Margins for the nine months ended September 30, 2004, were also higher due to retail volumes increasing 3%.

Northwestern U.S.

Northwestern U.S. non-trading margins were higher for the three months ended September 30, 2004, compared with the same period in 2003, primarily due to improved hydro generation output, resulting in less reliance on higher-cost purchased power.

Margins were slightly higher for the nine months ended September 30, 2004, despite higher fuel costs due to a retroactive coal price adjustment caused by an unfavorable arbitration ruling. Incremental expense of $6 million was recorded as a result of the ruling, most of which related to years 2001 to 2003. This negative impact was offset by a 2% increase in realized sales prices, which when combined with a slight improvement in generation production, contributed to lowering supply costs.

Southwestern U.S.

Southwestern U.S. non-trading margins were lower for the three and nine months ended September 30, 2004, compared with the same periods in 2003, due to wholesale sales volumes decreasing 31% and 16% caused by market conditions lowering the number of sales.

Net Energy Trading

PPL Energy Supply enters into certain energy contracts that meet the criteria of trading derivatives as defined by EITF Issue 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities." These physical and financial contracts cover trading activity associated with electricity, gas and oil. The $3 million increase for the three months ended September 30, 2004, compared with the same periods in 2003, was primarily due to an increase in realized gains on electricity positions. The $10 million increase for the nine months ended September 30, 2004, compared with the same period in 2003, was due to a $6 million increase in electricity positions and a $4 million increase in gas and oil positions. The physical volumes associated with energy trading for the three months ended September 30, 2004, were 1,616 GWh and 3.3 Bcf, compared with 1,761 GWh and 3.8 Bcf for the three months ended September 30, 2003. Energy trading physical volumes for the nine months ended September 30, 2004, were 3,796 GWh and 7.6 Bcf, compared with 4,030 GWh and 11.0 Bcf for the nine months ended September 30, 2003.

Utility Revenues

The increases in utility revenues were attributable to the following:

	September 30, 2004 vs. September 30, 2003

	Three Months Ended	Nine Months Ended

International:

Retail electric delivery (PPL Global)

U.K.	$15	$55

Chile	2	21

El Salvador	2

	$19	$76

The increases for both periods were primarily due to:

  higher WPD revenues in the U.K., primarily due to the change in foreign currency exchange rates; and
  higher revenues in Chile due to higher energy prices, which are a pass-through to customer rates, the change in foreign currency exchange rates, and increases in sales volumes of 6% and 7% for the three and nine months ended September 30, 2004, compared with the same periods in 2003.

Energy Related Businesses

Energy related businesses contributed $5 million less to operating income for the three months ended September 30, 2004, compared with the same period in 2003. The decrease was primarily due to $3 million of higher pre-tax operating losses from synfuel projects.

Energy related businesses contributed $28 million less to operating income for the nine months ended September 30, 2004, compared with the same period in 2003. The decrease was attributable to the following:

  a $15 million pre-tax loss on the sale of CGE (see Note 8 to the Financial Statements);
  a $4 million decrease from mechanical contracting and engineering subsidiaries due to the continued decline in capital spending in commercial and industrial markets, lower margins experienced in those markets, and cost overruns at two major projects;
  a $4 million decrease from Latin American subsidiaries due primarily to lower dividends received and lower construction sales; and
  a $5 million higher pre-tax operating loss from synfuel projects; partially offset by a $5 million operating loss on some Hyder properties in the first quarter of 2003, which were subsequently sold in April 2003.

Other Operation and Maintenance

The increases in other operation and maintenance expenses were primarily due to:

	September 30, 2004 vs. September 30, 2003

	Three Months Ended	Nine Months Ended

Property damage and environmental insurance settlements which were recorded in 2003	$22	$26

Increase in foreign currency exchange rates	4	12

Decrease in the Clean Air Act contingency relating to generating facilities recorded in 2003		8

Outage costs associated with planned maintenance at the Montour and Conemaugh plants		7

Decrease in domestic and international pension income	3	7

Timing and extent of outage costs associated with the planned refueling and inspection at the Susquehanna station and of other nuclear-related expenses	(3)	4

Decrease in lease expense due to the consolidation of the Sundance and University Park generation facilities	(5)	(17)

WPD capitalization	(2)	(8)

Lower trademark license fees from a PPL subsidiary (Note 10)	(1)	(5)

Other	(3)	(1)

	$15	$33

The decreases in net pension income for the three and nine months ended September 30, 2004, compared with the same periods in 2003, were attributable to a reduction in the discount rate assumptions for PPL Energy Supply's domestic and international pension plans. The reduction in the discount rate assumption has a significant impact on the measurement of plan obligations and net pension costs, which have and will continue to result in PPL Energy Supply's recognition of lower levels of net pension income in 2004. See Note 13 to the Financial Statements for details of the costs of PPL Energy Supply's pension plans.

Depreciation

The increases in depreciation expense were primarily due to:

	September 30, 2004 vs. September 30, 2003

	Three Months Ended	Nine Months Ended

Additions to PP&E		$6

Sundance, University Park and Lower Mt. Bethel generation facilities (a)	$7	17

Foreign currency exchange rates	5	12

2003 purchase accounting adjustments to WPD assets	(7)	(21)

	$5	$14

(a)

The lessors of these facilities were consolidated under FIN 46 effective December 31, 2003. See Note 22 to the Financial Statements in PPL's Annual Report to the SEC on Form 10-K for the year ended December 31, 2003, for additional information. In June 2004, a subsidiary of PPL Energy Supply purchased the Sundance and University Park generation assets from the lessor that was consolidated by PPL Energy Supply under FIN 46.

Taxes, Other Than Income

Taxes, other than income, increased by $3 million during the three months ended September 30, 2004, compared with the same period in 2003. The increase was primarily due to higher WPD property taxes, primarily related to the impact of changes in foreign currency exchange rates and an increase in property tax rates, as well as an increase in domestic capital stock tax.

Taxes, other than income, increased by $11 million during the nine months ended September 30, 2004, compared with the same period in 2003. The increase was primarily due to an increase in domestic capital stock tax of $4 million and an increase in WPD's property taxes of $8 million, primarily related to the impact of changes of foreign currency exchange rates, adjustments recorded in 2003 and an increase in property tax rates.

Other Income - net

See Note 11 to the Financial Statements for details of other income.

Financing Costs

The increases in financing costs, which include "Interest Expense," "Interest Expense with Affiliate" and "Distributions on Preferred Securities," were primarily due to:

	September 30, 2004 vs. September 30, 2003

	Three Months Ended	Nine Months Ended

Increase in interest expense due to consolidation of the lessors of the Sundance, University Park and Lower Mt. Bethel generation facilities, in accordance with FIN 46	$7	$23

Financing costs associated with the repayment of the consolidated trust's debt for the Sundance and University Park generation facilities		9

Increase in long-term debt interest expense due to debt issuances	9	29

Increase in foreign currency exchange rates	4	13

Increase in other long-term debt interest expense	2	4

Decrease in amortization expense	(1)	(9)

Decrease in short-term debt interest expense		(11)

Write-off of unamortized swap costs on WPD debt restructuring		(11)

Increase in interest expense with affiliate	4	5

	$25	$52

Income Taxes

Income taxes decreased by $23 million and $44 million for the three and nine months ended September 30, 2004, compared with the same periods in 2003. The decreases were due to:

  lower pre-tax book income, resulting in $8 million and $12 million decreases in income taxes for the three and nine months ended September 30, 2004;
  differences in income recognition for tax purposes related to foreign affiliates, resulting in $6 million and $19 million reductions in income taxes for the three and nine months ended September 30, 2004; and
  additional nonconventional fuel tax credits recognized, resulting in $9 million and $12 million reductions in income taxes for the three and nine months ended September 30, 2004.

See Note 5 to the Financial Statements for details on effective income tax rates.

Discontinued Operations

See "Discontinued Operations" in Note 8 to the Financial Statements for information regarding the losses recorded related to the sale of PPL Global's investment in a Latin American telecommunications company.

Cumulative Effect of a Change in Accounting Principle

PPL Energy Supply adopted SFAS 143, "Accounting for Asset Retirement Obligations," effective January 1, 2003. SFAS 143 addresses the accounting for obligations associated with the retirement of tangible long-lived assets. Application of the new rules resulted in a cumulative effect of adoption that increased net income by $63 million in 2003. See Note 21 to the Financial Statements in PPL Energy Supply's Annual Report to the SEC on Form 10-K for the year ended December 31, 2003, for additional information.

Financial Condition

Liquidity

At September 30, 2004, PPL Energy Supply had $669 million of cash and cash equivalents and no short-term debt. At December 31, 2003, PPL Energy Supply had $227 million of cash and cash equivalents and $56 million of short-term debt. The increase in PPL Energy Supply's cash position was primarily the net result of:

  $427 million of cash provided by operating activities;
  proceeds of $495 million from a note payable to an affiliate;
  proceeds of $123 million from the sale of CGE;
  contributions from Member of $358 million; and
  the issuance of $322 million of long-term debt; partially offset by the retirement of $669 million of long-term debt;
  $368 million of capital expenditures;
  distributions to Member of $169 million;
  a decrease of $57 million in short-term debt; and
  an increase of $17 million in restricted cash.

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

During the second quarter of 2004, S&P affirmed its BBB ratings on both PPL and PPL Energy Supply and revised its outlook on both entities from negative to stable. S&P also affirmed its BBB- rating on PPL Montana's Pass-Through Certificates due 2020 and revised its outlook from negative to stable. Also, S&P indicated that the following ratings would remain unchanged following the aforementioned revision to PPL Energy Supply's outlook:

  WPDH Limited of BBB-/Negative/A-3;
  WPD (South West) of BBB+/Negative/A-2; and
  WPD (South Wales) of BBB+/Negative/A-2.

Other

The pension plans of WPD are subject to formal actuarial valuations every three years, which are used to determine funding requirements. WPD's two principal plans were the subject of a formal actuarial valuation as of March 31, 2004. Current valuations show an actuarial deficit of approximately £270 million (approximately $489 million based on current exchange rates) that may need to be funded over a period of up to approximately 14 years if markets and asset values do not recover. WPD expects to conclude the formal valuation process and agree on deficit contribution schedules with the Trustees of the plans by March 31, 2005.

WPD believes that its internally generated cash flow, combined with its bank credit facilities, provides sufficient resources to finance its cash requirements and to maintain appropriate available liquidity.

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

Risk Management - Energy Marketing & Trading and Other

Market Risk

Commodity Price Risk (Non-trading)

PPL Energy Supply's commodity derivative contracts that qualify for hedge accounting treatment mature at various times through 2010. The following chart sets forth PPL Energy Supply's net fair market value of these contracts:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Fair value of contracts outstanding at the beginning of the period	$85	$84	$86	$58

Contracts realized or otherwise settled during the period	(11)	(24)	(55)	(78)

Fair value of new contracts at inception

Other changes in fair values	(12)	(12)	31	68

Fair value of contracts outstanding at the end of the period	$62	$48	$62	$48

"Contracts realized or otherwise settled during the period" relate to contracts entered into prior to July 1 for the three months ended September 30 and contracts entered into prior to January 1 for the nine months ended September 30.

"Other changes in fair values" represents changes in the market value that have occurred for contracts that were outstanding at the end of each period.

The following chart segregates estimated fair values of PPL Energy Supply's commodity derivative contracts that qualify for hedge accounting treatment at September 30, 2004, based on whether the fair values are determined by quoted market prices or other more subjective means.

	Fair Value of Contracts at Period-End Gains (Losses)

	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years	Total Fair Value

Source of Fair Value

Prices actively quoted	$8	$6			$14

Prices provided by other external sources	43	14	$(8)	$(1)	48

Prices based on models and other valuation methods

Fair value of contracts outstanding at the end of the period	$51	$20	$(8)	$(1)	$62

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

As of September 30, 2004, PPL Energy Supply estimated that a 10% adverse movement in market prices across all geographic areas and time periods would have decreased the value of the commodity contracts in its non-trading portfolio by approximately $167 million. However, the change in the value of the non-trading portfolio would have been substantially offset by an increase in the value of the underlying commodity, the electricity generated, because these contracts serve to reduce the market risk inherent in the generation of electricity. Additionally, the value of PPL Energy Supply's unsold generation would be improved. Because PPL Energy Supply's electricity portfolio is generally in a net sales position, the adverse movement in prices is usually an increase in prices. Conversely, because PPL Energy Supply's commodity fuels portfolio is generally in a net purchase position, the adverse movement in prices is usually a decrease in prices. If both of these scenarios happened, the implied margins for the unsold generation would increase.

In accordance with its marketing strategy, PPL Energy Supply is significantly hedged in its generation output and fuel requirements. PPL Energy Supply estimates that for its entire portfolio, including all generation and physical and financial energy positions, a 10% adverse change in power prices across all geographic zones and time periods would decrease expected 2004 gross margins by about $2 million. A 10% adverse movement in all fossil fuel prices would have an immaterial impact on expected 2004 gross margins.

Commodity Price Risk (Trading)

PPL Energy Supply's trading contracts mature at various times through 2006. The following chart sets forth PPL Energy Supply's net fair market value of trading contracts:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Fair value of contracts outstanding at the beginning of the period	$12	$(7)	$3	$(6)

Contracts realized or otherwise settled during the period	(3)	3	(10)	12

Fair value of new contracts at inception		1	4	(1)

Other changes in fair values	3		15	(8)

Fair value of contracts outstanding at the end of the period	$12	$(3)	$12	$(3)

"Contracts realized or otherwise settled during the period" relate to trading contracts entered into prior to July 1 for the three months ended September 30 and contracts entered into prior to January 1 for the nine months ended September 30. These amounts do not reflect intra-period contracts that were entered into and settled during the periods.

The "Fair value of new contracts at inception" is usually zero, because they are entered into at current market prices. However, when PPL Energy Supply enters into an option contract, a premium is paid or received.

"Other changes in fair values" represents changes in the market value that have occurred for contracts that were outstanding at the end of each period.

As of September 30, 2004, the net loss on PPL Energy Supply's trading activities expected to be recognized in earnings during the next three months is $3 million.

The following chart segregates estimated fair values of PPL Energy Supply's trading portfolio at September 30, 2004, based on whether the fair values are determined by quoted market prices or other more subjective means.

	Fair Value of Contracts at Period-End Gains (Losses)

	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years	Total Fair Value

Source of Fair Value

Prices actively quoted	$3				$3

Prices provided by other external sources	4	$4			8

Prices based on models and other valuation methods	1				1

Fair value of contracts outstanding at the end of the period	$8	$4			$12

As of September 30, 2004, PPL Energy Supply estimated that a 10% adverse movement in market prices across all geographic areas and time periods would have decreased the value of the commodity contracts in its trading portfolio by $8 million.

Interest Rate Risk

PPL Energy Supply and its subsidiaries have issued debt to finance their operations. PPL manages interest rate risk for PPL Energy Supply by using various financial derivative products to adjust the mix of fixed and floating interest rates in its debt portfolio, adjust the duration of its debt portfolio and lock in U.S. Treasury rates (and interest rate spreads over treasuries) in anticipation of future financing, when appropriate. Risk limits under the risk management program are designed to balance risk exposure to volatility in interest expense and changes in the fair value of PPL Energy Supply's debt portfolio due to changes in the absolute level of interest rates.

At September 30, 2004, PPL Energy Supply's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was insignificant.

PPL Energy Supply is also exposed to changes in the fair value of its domestic and international debt portfolio. At September 30, 2004, PPL Energy Supply estimated that its potential exposure to a change in the fair value of its debt portfolio, through a 10% adverse movement in interest rates, was approximately $146 million.

PPL and PPL Energy Supply utilize various risk management instruments to reduce PPL Energy Supply's exposure to adverse interest rate movements for future anticipated financings. While PPL Energy Supply is exposed to changes in the fair value of these instruments, they are designed such that any economic loss in value should generally be offset by interest rate savings at the time the future anticipated financing is completed. At September 30, 2004, PPL Energy Supply had none of these instruments outstanding.

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

PPL executed net forward sale transactions for £17.7 million to hedge a portion of its net investment in WPDH Limited. The estimated value of these agreements as of September 30, 2004, was $5 million, being the amount PPL would pay to terminate the transactions.

To protect expected income in British pounds sterling, PPL entered into average rate forward sales contracts for £29 million. In conjunction with these forward contracts, PPL executed average rate purchase options of £20 million to mitigate the liquidity risk inherent in the average rate forwards. At September 30, 2004, the market value of these positions, representing the amount PPL would receive to terminate them, was insignificant.

To protect expected income in Chilean pesos, PPL entered into average rate forward sales contracts for 5.5 billion Chilean pesos. At September 30, 2004, the market value of these positions, representing the amount PPL would receive to terminate them, was insignificant.

WPDH Limited held a net position in cross-currency swaps totaling $1.3 billion to hedge the interest payments and value of its U.S. dollar-denominated bonds. The estimated value of this position at September 30, 2004, being the amount PPL would pay to terminate it, including accrued interest, was $170 million.

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

Nuclear Decommissioning Fund - Securities Price Risk

In connection with certain NRC requirements, PPL Susquehanna maintains trust funds to fund certain costs of decommissioning the Susquehanna station. As of September 30, 2004, these funds were invested primarily in domestic equity securities and fixed-rate, fixed-income securities and are reflected at fair value on PPL Energy Supply's Balance Sheet. The mix of securities is designed to provide returns to be used to fund Susquehanna's decommissioning and to compensate for inflationary increases in decommissioning costs. However, the equity securities included in the trusts are exposed to price fluctuation in equity markets, and the values of fixed-rate, fixed-income securities are exposed to changes in interest rates. PPL Susquehanna actively monitors the investment performance and periodically reviews asset allocation in accordance with its nuclear decommissioning trust policy statement. At September 30, 2004, a hypothetical 10% increase in interest rates and a 10% decrease in equity prices would have resulted in an estimated $27 million reduction in the fair value of the trust assets.

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

Credit Risk

Credit risk relates to the risk of loss that PPL Energy Supply would incur as a result of non-performance by counterparties of their contractual obligations. PPL Energy Supply maintains credit policies and procedures with respect to counterparties (including requirements that counterparties maintain certain credit ratings criteria) and requires other assurances in the form of credit support or collateral in certain circumstances in order to limit counterparty credit risk. However, PPL Energy Supply has concentrations of suppliers and customers among electric utilities, natural gas distribution companies and other energy marketing and trading companies. These concentrations of counterparties may impact PPL Energy Supply's overall exposure to credit risk, either positively or negatively, in that counterparties may be similarly affected by changes in economic, regulatory or other conditions. PPL Energy Supply records certain non-performance reserves to reflect the probability that a counterparty with contracts that are out of the money (from the counterparty's standpoint) will default in its performance, in which case PPL Energy Supply would have to sell into a lower-priced market or purchase from a higher-priced market. These reserves are reflected in the fair value of assets recorded in "Price risk management assets" on the Balance Sheet. PPL Energy Supply also records reserves to reflect the probability that a counterparty will not make payments for deliveries PPL Energy Supply has made but not yet billed. These reserves are reflected in "Unbilled revenues" on the Balance Sheet. PPL Energy Supply has also established a reserve with respect to certain sales to the California ISO for which PPL Energy Supply has not yet been paid, as well as a reserve related to PPL Energy Supply's exposure as a result of the Enron bankruptcy, which are reflected in "Accounts receivable" on the Balance Sheet. See Note 9 to the Financial Statements for additional information on the sales to the California ISO.

Related Party Transactions

PPL Energy Supply is not aware of any material ownership interests or operating responsibility by senior management of PPL Energy Supply in outside partnerships, including leasing transactions with variable interest entities, or other entities doing business with PPL Energy Supply.

For additional information on related party transactions, see Note 10 to the Financial Statements.

Acquisitions, Development and Divestitures

From time to time, PPL Energy Supply and its subsidiaries are involved in negotiations with third parties regarding acquisitions, joint ventures and other arrangements which may or may not result in definitive agreements. See Note 8 to the Financial Statements for information regarding recent acquisitions and development activities.

PPL Energy Supply is currently evaluating incremental capacity increases of about 200 MW at several existing domestic generating facilities.

PPL Energy Supply is continuously reexamining development projects based on market conditions and other factors to determine whether to proceed with these projects, sell them, cancel them, expand them, execute tolling agreements or pursue other opportunities.

Environmental Matters

See Note 9 to the Financial Statements for a discussion of environmental matters.

New Accounting Standards

See Note 18 to the Financial Statements for information on new accounting standards adopted in 2004 or pending adoption.

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

See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in PPL Energy Supply's Annual Report to the SEC on Form 10-K for the year ended December 31, 2003, for a discussion of each critical accounting policy. PPL's senior management has reviewed these critical accounting policies, and the estimates and assumptions regarding them, with its Audit Committee. In addition, PPL's senior management reviewed the Form 10-K disclosures regarding the application of these critical accounting policies with the Audit Committee.

PPL ELECTRIC UTILITIES CORPORATION AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

PPL Electric provides electricity delivery service in eastern and central Pennsylvania. Its headquarters are in Allentown, PA. See Item 1, "Business - Background" in PPL Electric's Annual Report to the SEC on Form 10-K for the year ended December 31, 2003, for a description of PPL Electric's business. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in PPL Electric's Annual Report to the SEC on Form 10-K for the year ended December 31, 2003, for an overview of PPL Electric's strategy and the risks and challenges that it faces in its business.

The information provided in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with PPL Electric's Condensed Consolidated Financial Statements and the accompanying Notes.

Terms and abbreviations are explained in the glossary. Dollars are in millions unless otherwise noted.

Results of Operations

The following discussion, which explains significant changes in principal items on the Statement of Income, compares the three and nine months ended September 30, 2004, with the comparable periods in 2003.

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

Earnings

Income (loss) available to PPL was as follows:

Three Months Ended September 30,		Nine Months Ended September 30,

2004	2003	2004	2003

$15	$(6)	$51	$23

The after-tax changes in income (loss) available to PPL were primarily due to:

	September 30, 2004 vs. September 30, 2003

	Three Months Ended	Nine Months Ended

Delivery revenues (net of CTC/ITC amortization, interest expense on transition bonds and ancillary charges)		$2

Operation and maintenance expenses	$7	5

Taxes, other than income		7

Interest income on IRS tax settlement	5	5

Depreciation		(2)

Financing costs (excluding transition bond interest expense)		2

Workforce reduction (Note 17)	5	5

Other	4	4

	$21	$28

The period-to-period changes in earnings components are discussed in the balance of "Results of Operations."

PPL Electric's future earnings could be, or will be, impacted by a number of key factors, including the following:

  PPL Electric has filed a proposal with the PUC to increase distribution rates by approximately $164 million (subsequently amended to $160 million) and has notified the PUC that it plans to pass through to customers approximately $57 million in increased transmission charges that PPL Electric pays to PJM for transmission services. Transmission services are provided under the PJM Open Access Transmission Tariff, a rate schedule filed with and approved by the FERC. Under the federal "filed rate doctrine," such FERC-approved rates may be recovered from retail customers without a review of those rates by a state agency such as the PUC. In addition, PPL Electric's PUC-approved retail tariff permits the automatic pass-through of transmission charges. PPL Electric agreed to a cap on both of these charges until December 31, 2004, as part of its 1998 settlement under the PUC Final Order. Generation charges for customers who do not select an alternative energy supplier are fixed through 2009 and are not affected by these changes. The combination of the proposed distribution rate increase and transmission charge pass-through would result in an 8.1% increase over PPL Electric's present total rates effective January 1, 2005.

  In October 2004, the PUC administrative law judge assigned to the rate proceeding recommended that the PUC commissioners increase PPL Electric's distribution rates by approximately $130 million. The judge also recommended that the PUC commissioners approve a Transmission Service Charge as the mechanism for PPL Electric to collect the increased transmission charges of approximately $57 million. PPL Electric and the other parties have until November 12 to file exceptions to the recommendation. The PUC is expected to act on this recommendation by the end of 2004 when it enters its final order in the rate proceeding. PPL Electric cannot predict the outcome of this proceeding.

  PPL Electric had been using CashPoint Network Services, Inc. (CashPoint) to manage customer bill payment centers. In April 2004, PPL Electric terminated the use of CashPoint to collect bill payments because of CashPoint's financial uncertainties and processing irregularities. CashPoint's largest creditors forced it into involuntary bankruptcy. As of September 30, 2004, PPL Electric recorded a reserve of $1 million, representing the estimated amount of funds owed by CashPoint that will not be recovered.
  See Note 18 to the Financial Statements for new accounting standards, which have been issued but not yet adopted by PPL Electric, that may impact future earnings.
  See Note 9 to the Financial Statements for potential commitments and contingent liabilities that may impact future earnings.

Operating Revenues

Retail Electric

The increases in revenues from retail electric operations were attributable to the following:

	September 30, 2004 vs. September 30, 2003

	Three Months Ended	Nine Months Ended

PLR electric generation supply	$15	$72

Electric delivery	(10)	(7)

Delivery and PLR supply to PPL Generation		(4)

Other		(1)

	$5	$60

The increases for both periods were primarily due to higher PLR revenues due to higher energy and capacity rates in 2004 compared with 2003, and a 3% increase in volumes for the nine months ended September 30, 2004, in part due to the return of customers previously served by alternate suppliers. These increases were partially offset by lower electric delivery revenues due to a decrease in ITC and CTC revenue as a result of lower ITC rates in 2004 than 2003, and several rate groups reaching their rate cap.

Wholesale Electric

PPL Electric wholesale revenues were primarily derived from sales to municipalities. The $6 million and $17 million decreases in wholesale electric revenues for the three and nine months ended September 30, 2004, compared with the same periods in 2003, were due to the expiration of all municipal purchase power agreements at the end of January 2004.

Energy Purchases from Affiliate

Energy purchases from affiliate increased by $5 million and $47 million for the three and nine months ended September 30, 2004, compared with the same periods in 2003. The increases reflect higher PLR load for both periods in 2004, as well as higher prices for energy purchased under the power supply contracts with PPL EnergyPlus needed to support that load.

Other Operation and Maintenance

Other operation and maintenance expenses decreased by $12 million for the three months ended September 30, 2004, compared with the same period in 2003. The decrease was primarily due to $13 million of incremental storm restoration costs associated with Hurricane Isabel, which were recorded in 2003. At December 31, 2003, these costs were reclassified from other operation and maintenance expenses and deferred in accordance with the PUC declaratory order of January 16, 2004.

Other operation and maintenance expenses decreased by $8 million for the nine months ended September 30, 2004, compared with the same period in 2003. The decrease was primarily due to the storm restoration costs mentioned above and a $3 million decrease in postretirement medical expense. These decreases were partially offset by $3 million in lower rent allocations to other PPL affiliates in 2004 and a $3 million decrease in pension income.

Depreciation

Depreciation increased by $4 million for the nine months ended September 30, 2004, compared with the same period in 2003, primarily due to plant additions, including the Automated Meter Reading project.

Taxes, Other Than Income

In the first quarter of 2004, PPL Electric reversed a $14 million accrued liability for 1998 and 1999 PURTA taxes that had been accrued based on potential exposure in the proceedings regarding the Susquehanna nuclear station tax assessment. The rights of the third party intervenors to further appeal expired in 2004. The reversal is the primary reason for the $12 million decrease in taxes, other than income, for the nine months ended September 30, 2004, compared with the same period in 2003. The decrease was partially offset by higher gross receipts tax expense.

Workforce Reduction

See Note 17 to the Financial Statements for information regarding the $9 million charge recorded in 2003.

Interest Expense

Interest expense decreased by $5 million for the three months ended September 30, 2004, compared with the same period in 2003, primarily due to retirements of First Mortgage Bonds, Senior Secured Bonds and Transition Bonds in 2003 and 2004.

Interest expense decreased by $18 million for the nine months ended September 30, 2004, compared with the same period in 2003. This decrease was the net impact of retirements of First Mortgage Bonds, Pollution Control Bonds, Senior Secured Bonds and Transition Bonds in 2003 and 2004, partially offset by the issuance of $100 million of Senior Secured Bonds and $90 million of Pollution Control Bonds in 2003.

Income Taxes

Income taxes increased by $11 million and $15 million for the three and nine months ended September 30, 2004, compared with the same periods in 2003, as a result of higher pre-tax book income.

See Note 5 to the Financial Statements for details on effective income tax rates.

Financial Condition

Liquidity

At September 30, 2004, PPL Electric had $60 million of cash and cash equivalents and $88 million of short-term debt. At December 31, 2003, PPL Electric had $162 million of cash and cash equivalents and no short-term debt. The decrease in PPL Electric's cash position was primarily the net result of:

  a $300 million increase in notes receivable from affiliates;
  the retirement of $333 million of long-term debt;
  $140 million of capital expenditures;
  payment of $25 million of common and preferred dividends; and
  a $35 million increase in restricted cash; partially offset by
  $650 million of cash provided by operating activities; and
  an increase of $88 million in short-term debt.

Asset-Backed Commercial Paper Program

In August 2004, PPL Electric began participating in an asset-backed commercial paper program through which PPL Electric obtains financing by selling and contributing its eligible accounts receivable and unbilled revenue to a special purpose, wholly owned subsidiary on an ongoing basis. The subsidiary pledges these assets to secure loans of up to an aggregate of $150 million from a commercial paper conduit sponsored by a financial institution. PPL Electric expects to use the proceeds from the program for general corporate purposes and to cash collateralize letters of credit. At September 30, 2004, the loan balance outstanding was $88 million, of which $42 million was being used to cash collateralize letters of credit. See Note 7 to the Financial Statements for additional information.

For additional information on PPL Electric's liquidity, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in PPL Electric's Annual Report to the SEC on Form 10-K for the year ended December 31, 2003.

Risk Management

Market Risk

Commodity Price Risk - PLR Contracts

PPL Electric and PPL EnergyPlus have power supply agreements under which PPL EnergyPlus sells to PPL Electric (under a predetermined pricing arrangement) energy and capacity to fulfill PPL Electric's PLR obligation through 2009. As a result, PPL Electric has shifted any electric price risk relating to its PLR obligation to PPL EnergyPlus through 2009. See Note 10 to the Financial Statements for information on the PLR contracts.

Interest Rate Risk

PPL Electric has issued debt to finance its operations, which increases its interest rate risk. At September 30, 2004, PPL Electric's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was insignificant.

PPL Electric is also exposed to changes in the fair value of its debt portfolio. At September 30, 2004, PPL Electric estimated that its potential exposure to a change in the fair value of its debt portfolio, through a 10% adverse movement in interest rates, was approximately $19 million.

Related Party Transactions

PPL Electric is not aware of any material ownership interests or operating responsibility by senior management of PPL Electric in outside partnerships, including leasing transactions with variable interest entities, or other entities doing business with PPL Electric.

For additional information on related party transactions, see Note 10 to the Financial Statements.

Environmental Matters

See Note 9 to the Financial Statements for a discussion of environmental matters.

New Accounting Standards

See Note 18 to the Financial Statements for information on new accounting standards adopted in 2004 or pending adoption.

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

See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in PPL Electric's Annual Report to the SEC on Form 10-K for the year ended December 31, 2003, for a discussion of each critical accounting policy. PPL's senior management has reviewed these critical accounting policies, and the estimates and assumptions regarding them, with its Audit Committee. In addition, PPL's senior management reviewed the Form 10-K disclosures regarding the application of these critical accounting policies with the Audit Committee.

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

The registrants' principal executive officers and principal financial officers, based on their evaluation of the registrants' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) have concluded that, as of September 30, 2004, the registrants' disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period for which this quarterly report has been prepared.

(b)	Change in internal controls over financial reporting.

The registrants' principal executive officers and principal financial officers have concluded that there were no changes in the registrants' internal controls over financial reporting during the registrants' third fiscal quarter that have materially affected, or are reasonably likely to materially affect, the registrants' internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For additional information regarding various pending administrative and judicial proceedings involving regulatory, environmental and other matters, which information is incorporated by reference into this Part II, see:

•	Item 3, "Legal Proceedings," in PPL's, PPL Energy Supply's and PPL Electric's Annual Report to the SEC on Form 10-K for the year ended December 31, 2003; and

•	Note 9 of the registrants' "Combined Notes to Condensed Consolidated Financial Statements" in Part I of this report.

Item 6. Exhibits

10(a)	-	Separation Agreement and General Release dated July 27, 2004

10(b)	-	Form of Stock Option Agreement for stock option awards under the Incentive Compensation Plan

12(a)	-	PPL Corporation and Subsidiaries, Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

12(b)	-	PPL Energy Supply, LLC and Subsidiaries, Computation of Ratio of Earnings to Fixed Charges

Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended September 30, 2004, filed by the following officers for the following companies:

31(a)	-	William F. Hecht for PPL Corporation

31(b)	-	John R. Biggar for PPL Corporation

31(c)	-	William F. Hecht for PPL Energy Supply, LLC

31(d)	-	James E. Abel for PPL Energy Supply, LLC

31(e)	-	John F. Sipics for PPL Electric Utilities Corporation

31(f)	-	James E. Abel for PPL Electric Utilities Corporation

Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended September 30, 2004, furnished by the following officers for the following companies:

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

PPL Corporation
(Registrant)

PPL Energy Supply, LLC
(Registrant)

PPL Electric Utilities Corporation
(Registrant)

Date: November 9, 2004	/s/ John R. Biggar

John R. Biggar
Executive Vice President and
Chief Financial Officer
(PPL Corporation)
(principal financial officer)

/s/ James E. Abel

James E. Abel
Vice President and Treasurer
(PPL Energy Supply, LLC)
(principal financial officer)

/s/ Paul A. Farr

Paul A. Farr
Vice President and Controller
(PPL Electric Utilities Corporation)
(principal accounting officer)