Form 10-K
period 2004-12-31
PPL CORP; PPL ENERGY SUPPLY LLC; PPL ELECTRIC UTILITIES CORP
filed 2005-03-01
CIK 922224, 1161976, 317187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2004
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________ to ___________

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.

1-11459	PPL Corporation (Exact name of Registrant as specified in its charter) (Pennsylvania) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-2758192

333-74794	PPL Energy Supply, LLC (Exact name of Registrant as specified in its charter) (Delaware) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-3074920

1-905	PPL Electric Utilities Corporation (Exact name of Registrant as specified in its charter) (Pennsylvania) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-0959590

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock of PPL Corporation	New York & Philadelphia Stock Exchanges

Preferred Stock of PPL Electric Utilities Corporation
4-1/2% 4.40% Series	New York Stock Exchange New York Stock Exchange

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

As of June 30, 2004, PPL Corporation had 188,894,379 shares of its $.01 par value Common Stock outstanding, excluding 31,034,476 shares held as treasury stock. The aggregate market value of these common shares (based upon the closing price of these shares on the New York Stock Exchange on that date) held by non-affiliates was $8,670,251,996. As of January 31, 2005, PPL Corporation had 189,122,513 shares of its $.01 par value Common Stock outstanding, excluding 31,045,853 shares held as treasury stock.

As of June 30, 2004, PPL Corporation held all 78,029,863 outstanding common shares, no par value, of PPL Electric Utilities Corporation, excluding 79,270,519 shares held as treasury stock. The aggregate market value of the voting preferred stock held by non-affiliates of PPL Electric Utilities Corporation at June 30, 2004, was $39,080,968.

PPL Corporation indirectly holds all of the membership interests in PPL Energy Supply, LLC.

PPL Energy Supply, LLC meets the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

Documents incorporated by reference:

PPL Corporation and PPL Electric Utilities Corporation have incorporated herein by reference certain sections of PPL Corporation's 2005 Notice of Annual Meeting and Proxy Statement, and PPL Electric Utilities Corporation's 2005 Notice of Annual Meeting and Information Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2004. Such Statements will provide the information required by Part III of this Report.

PPL CORPORATION
PPL ENERGY SUPPLY, LLC
PPL ELECTRIC UTILITIES CORPORATION

FORM 10-K ANNUAL REPORT TO
THE SECURITIES AND EXCHANGE COMMISSION
FOR THE YEAR ENDED DECEMBER 31, 2004

TABLE OF CONTENTS

This combined Form 10-K is separately filed by PPL Corporation, PPL Energy Supply, LLC and PPL Electric Utilities Corporation. Information contained herein relating to PPL Energy Supply, LLC and PPL Electric Utilities Corporation is filed by PPL Corporation and separately by PPL Energy Supply, LLC and PPL Electric Utilities Corporation on their own behalf. No registrant makes any representation as to information relating to any other registrant, except that information relating to the two PPL Corporation subsidiaries is also attributed to PPL Corporation.

GLOSSARY OF TERMS AND ABBREVIATIONS

£ - British pounds sterling.

1945 First Mortgage Bond Indenture - PPL Electric's Mortgage and Deed of Trust, dated as of October 1, 1945, to Deutsche Bank Trust Company Americas, as trustee, as supplemented.

2001 Senior Secured Bond Indenture - PPL Electric's Indenture, dated as of August 1, 2001, to JPMorgan Chase Bank, as trustee, as supplemented.

AFUDC (Allowance for Funds Used During Construction) - the cost of equity and debt funds used to finance construction projects of regulated businesses, which is capitalized as part of construction cost.

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

Elfec - Empresa de Luz y Fuerza Electrica Cochabamba S.A., a Bolivian electric distribution company in which PPL Global has a majority ownership interest.

Emel - Empresas Emel S.A., a Chilean electric distribution holding company in which PPL Global has a majority ownership interest.

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

Griffith - a 600 MW gas-fired station in Kingman, Arizona, which is jointly owned by indirect subsidiaries of PPL Generation and Duke Energy Corporation.

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

IBEW - International Brotherhood of Electrical Workers.

ICP - Incentive Compensation Plan.

ICPKE - Incentive Compensation Plan for Key Employees.

Integra - Empresa de Ingenieria y Servicios Integrales Cochabamba S.A., a Bolivian construction and engineering services company in which PPL Global has a majority ownership interest.

IRS - Internal Revenue Service, a U.S. government agency.

ISO - Independent System Operator.

ITC - intangible transition charge on customer bills to recover intangible transition costs associated with securitizing stranded costs under the Customer Choice Act.

kVA - kilovolt-ampere.

kWh - kilowatt-hour, basic unit of electrical energy.

LIBOR - London Interbank Offered Rate.

MicDos - Minicentrales Dos, S.A., a Spanish company which owns several small hydroelectric generating facilities in Spain. PPL Global sold its ownership interest in MicDos in June 2004.

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

NPDES - National Pollutant Discharge Elimination System.

NRC - Nuclear Regulatory Commission, the federal agency that regulates the operation of nuclear power facilities.

NUGs(Non-Utility Generators) - generating plants not owned by public utilities, whose electrical output must be purchased by utilities under the PURPA if the plant meets certain criteria.

Ofgem - Office of Gas and Electricity Markets, the British agency that regulates transmission, distribution and wholesale sales of electricity and related matters.

OSM - Office of Surface Mining, a U.S. government agency.

PCB - polychlorinated biphenyl, an additive to oil used in certain electrical equipment up to the late-1970s. It is now classified as a hazardous chemical.

PEPS Units (Premium Equity Participating Security Units, or PEPSSM Units) - securities issued by PPL and PPL Capital Funding Trust I that consisted of a Preferred Security and a forward contract to purchase PPL common stock.

PEPS Units, Series B (Premium Equity Participating Security Units, or PEPSSM Units, Series B) - securities issued by PPL and PPL Capital Funding that consisted of an undivided interest in a debt security issued by PPL Capital Funding and guaranteed by PPL, and a forward contract to purchase PPL common stock.

PJM (PJM Interconnection, L.L.C.) - operator of the electric transmission network and electric energy market in all or parts of Delaware, Illinois, Indiana, Kentucky, Maryland, Michigan, New Jersey, Ohio, Pennsylvania, Tennessee, Virginia, West Virginia and the District of Columbia.

PLR (Provider of Last Resort) - The role of PPL Electric in providing electricity to retail customers within its delivery territory who have not chosen to select an alternative electricity supplier under the Customer Choice Act.

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

PPL Development Company - PPL Development Company, LLC, a subsidiary of PPL Services that has responsibility for all of PPL's acquisition, divestiture and development activities.

PPL Electric - PPL Electric Utilities Corporation, a regulated utility subsidiary of PPL that transmits and distributes electricity in its service territory and provides electric supply to retail customers in this territory as a PLR.

PPL Energy Funding - PPL Energy Funding Corporation, a subsidiary of PPL and the parent company of PPL Energy Supply.

PPL EnergyPlus - PPL EnergyPlus, LLC, a subsidiary of PPL Energy Supply that markets wholesale and retail electricity, and supplies energy and energy services in deregulated markets.

PPL Energy Supply - PPL Energy Supply, LLC, a subsidiary of PPL Energy Funding and the parent company of PPL Generation, PPL EnergyPlus, PPL Global and other subsidiaries.

PPL Gas Utilities - PPL Gas Utilities Corporation, a regulated utility subsidiary of PPL that specializes in natural gas distribution, transmission and storage services, and the competitive sale of propane.

PPL Generation - PPL Generation, LLC, a subsidiary of PPL Energy Supply that owns and operates U.S. generating facilities through various subsidiaries.

PPL Global - PPL Global, LLC, a subsidiary of PPL Energy Supply that owns and operates international energy businesses that are focused on the distribution of electricity.

PPL Holtwood - PPL Holtwood, LLC, a subsidiary of PPL Generation that owns PPL's hydroelectric generating operations in Pennsylvania.

PPL Maine - PPL Maine, LLC, a subsidiary of PPL Generation that owns generating operations in Maine.

PPL Martins Creek - PPL Martins Creek, LLC, a generating subsidiary of PPL Generation that owns generating operations in Pennsylvania.

PPL Montana - PPL Montana, LLC, an indirect subsidiary of PPL Generation that generates electricity for wholesale sales in Montana and the Pacific Northwest.

PPL Services - PPL Services Corporation, a subsidiary of PPL that provides shared services for PPL and its subsidiaries.

PPL Susquehanna - PPL Susquehanna, LLC, the nuclear generating subsidiary of PPL Generation.

PPL Telcom - PPL Telcom, LLC, an indirect subsidiary of PPL Energy Funding that delivers high bandwidth telecommunication services in the Northeast corridor from Washington, D.C., to New York City and to six metropolitan areas in central and eastern Pennsylvania.

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

PURTA - the Pennsylvania Public Utility Realty Tax Act.

RMC - Risk Management Committee.

Sarbanes-Oxley 404 - Section 404 of the Sarbanes-Oxley Act of 2002, which sets requirements for management assessment of internal controls for financial reporting. It also requires an independent auditor to attest to and report on management's assessment.

SCR - selective catalytic reduction, a pollution control process.

SEC - Securities and Exchange Commission, a U.S. government agency whose primary mission is to protect investors and maintain the integrity of the securities markets.

SFAS - Statement of Financial Accounting Standards, the accounting and financial reporting rules issued by the FASB.

SIUK Capital Trust I - a business trust created to issue preferred securities and whose common securities are held by WPD  LLP.

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

UF - inflation-indexed Chilean peso-denominated unit.

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

WPD LLP - Western Power Distribution LLP, a wholly owned subsidiary of WPDH Limited, which owns WPD (South West) and WPD (South Wales).

WPD (South Wales) - Western Power Distribution (South Wales) plc, a British regional electric utility company.

WPD (South West) - Western Power Distribution (South West) plc, a British regional electric utility company.

WPDH Limited - Western Power Distribution Holdings Limited, an indirect, wholly owned subsidiary of PPL Global. WPDH Limited owns WPD LLP.

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
  operation and availability of existing generation facilities and operating costs;
  transmission and distribution system conditions and operating costs;
  environmental conditions and requirements;
  development of new projects, markets and technologies;
  performance of new ventures;
  asset acquisitions and dispositions;
  political, regulatory or economic conditions in states, regions or countries where PPL or its subsidiaries conduct business;
  receipt of necessary governmental permits, approvals and rate relief;
  impact of state, federal or foreign investigations applicable to PPL and its subsidiaries and the energy industry;
  the outcome of litigation against PPL and its subsidiaries;
  capital market conditions and decisions regarding capital structure;
  stock price performance;
  the market prices of equity securities and the impact on pension income and resultant cash funding requirements for defined benefit pension plans;
  securities and credit ratings;
  state, federal and foreign regulatory developments;
  foreign exchange rates;
  new state, federal or foreign legislation, including new tax legislation;
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

PART I

ITEM 1. BUSINESS

BACKGROUND

PPL Corporation, headquartered in Allentown, PA, is an energy and utility holding company that was incorporated in 1994. PPL has been exempted by the SEC from the provisions of PUHCA applicable to it as a holding company. Through its subsidiaries, PPL generates electricity from power plants in the northeastern and western U.S.; markets wholesale or retail energy primarily in the northeastern and western portions of the U.S.; delivers electricity to nearly five million customers in Pennsylvania, the U.K. and Latin America; and provides energy services for businesses in the mid-Atlantic and northeastern U.S. PPL's significant subsidiaries are shown below:

See Exhibit 99 in Item 15 for a listing of the current corporate organization. In addition to PPL Corporation, the other SEC registrants included in this filing are:

PPL Energy Supply, LLC, an indirect, wholly owned subsidiary of PPL formed in 2000, is an energy company engaged through its subsidiaries in the generation and marketing of power primarily in the northeastern and western power markets of the U.S. and in the delivery of electricity in the U.K. and Latin America. PPL Energy Supply's major operating subsidiaries are PPL Generation, PPL EnergyPlus and PPL Global. PPL Energy Supply owns or controls 12,274 MW of electric power generation capacity, and has current plans to implement capital projects at certain of its existing generation facilities in Pennsylvania and Montana that would provide 255 MW of additional generation capacity by 2010.

PPL Electric Utilities Corporation, incorporated in 1920, is a direct subsidiary of PPL and a regulated public utility. PPL Electric provides electricity delivery service in its service territory in Pennsylvania, and provides electricity supply to retail customers in that territory as a PLR under the Customer Choice Act.

Segment Information

PPL is organized into segments consisting of Supply, Delivery and International. PPL Energy Supply's segments consist of Supply and International. PPL Electric operates in a single business segment, Delivery. See Note 2 to the Financial Statements for financial information about the segments and geographic financial data.

•	Supply Segment -

Owns and operates power plants to generate electricity; markets this electricity and other power purchases to deregulated wholesale and retail markets; and acquires and develops domestic generation projects. Consists of the activities of PPL Generation and PPL EnergyPlus.

PPL has generation assets that are focused on the eastern and western markets. The eastern generation assets are focused on the Northeast/Mid-Atlantic energy markets - including PJM, the New York ISO, ISO New England and the Mid-American Interconnection Network. PPL's western generating capacity is focused on the markets within the Western Systems Coordinating Council.

PPL Generation

PPL Generation had a total generating capacity of 12,274 MW at December 31, 2004. Through subsidiaries, PPL Generation owns and operates power plants in Pennsylvania, Montana, Maine, Connecticut, Arizona, Illinois and New York. See "Power Supply" for a complete listing of PPL's generating capacity.

The Pennsylvania generation plants had a total capacity of 9,227 MW at December 31, 2004. These plants are fueled by nuclear reaction, coal, gas, oil and hydro power. The electricity from these plants is sold to PPL EnergyPlus under FERC-jurisdictional power purchase agreements.

PPL's U.S. generation subsidiaries are EWGs, which sell electricity into the wholesale market. PPL's EWGs are subject to regulation by the FERC but not subject to regulation under PUHCA. The FERC has authorized these EWGs to sell generation from their facilities at market-based prices.

PPL Susquehanna, a subsidiary of PPL Generation, owns a 90% undivided interest in each of the two nuclear-fueled generating units at its Susquehanna station, while Allegheny Electric Cooperative, Inc. owns the remaining 10% undivided interest. PPL's 90% share of Susquehanna's capacity was 2,124 MW at December 31, 2004. In 2004, PPL Susquehanna completed the installation of more efficient steam turbines at Unit 1 that increased the capacity of the Susquehanna plant by 49 MW, of which PPL Susquehanna has a 90% undivided interest.

PPL Generation operates its Pennsylvania and Illinois power plants in conjunction with PJM. PPL Generation's Pennsylvania power plants and PPL EnergyPlus are parties to the Mid-Atlantic Area Coordination Agreement. PPL's Illinois power plants are parties to the Mid-America Interconnected Network Agreement. Refer to "Delivery Segment" for information regarding PJM's operations and functions and the Mid-Atlantic Area Coordination Agreement.

The Montana generating stations were acquired from Montana Power in 1999. The coal-fired and hydro-powered stations have a capacity of 1,259 MW. PPL Montana supplies 300 MW of around-the-clock electricity and 150 MW of unit-contingent on-peak electricity to NorthWestern under two five-year agreements that began in July 2002. These contracts accounted for 30% of PPL Montana's operating revenue in 2004. PPL Montana also purchases 98 MW of firm energy and capacity during the months of November through April from Basin Electric Cooperative. PPL Montana's power plants are parties to the Western Electricity Coordinating Council Agreement.

The Maine generating assets were acquired from Bangor Hydro in 1998. The oil-fired and hydro-powered stations have a total capacity of 96 MW. The Maine generating assets are operated in conjunction with ISO New England and are parties to the Northeast Power Coordinating Council Agreement. See Note 9 for information on the possible sale of three hydroelectric dams.

The Connecticut generating station was constructed by PPL and began commercial operations in 2001. This natural gas-fired station has a total capacity of 243 MW. The Connecticut generating station is operated in conjunction with ISO New England and is party to the Northeast Power Coordinating Council Agreement.

During 2002, PPL began commercial operations in Arizona of two natural gas-fired generating stations. PPL's ownership interest in the Griffith station is 300 MW. The Sundance station has a total capacity of 450 MW. PPL's Arizona generating stations are parties to the Western Electricity Coordinating Council Agreement. See Note 9 for additional information on the possible sale of the Sundance facility.

In 2002, PPL also began commercial operations in Illinois of its University Park 540 MW natural gas-fired generating station, and in New York of its Edgewood natural gas-fired generating station and its Shoreham oil-fired generating station. The New York plants have a combined capacity of 159 MW. The New York generating stations are operated in connection with the New York ISO and are parties to the Northeast Power Coordinating Council Agreement.

In 2004, PPL began commercial operations in Pennsylvania of its Lower Mt. Bethel 582 MW natural gas-fired generating station.

PPL Generation has current plans to implement capital projects at certain of its generation facilities in Pennsylvania and Montana that would provide 255 MW of additional generation capacity by 2010.

Refer to the "Power Supply" section for additional information regarding the various power plants operated by PPL Generation, to the "Fuel Supply" section for a discussion of fuel requirements and contractual arrangements for fuel and to "Item 2. Properties" for additional information regarding PPL's proposed capital projects to increase its generation capacity.

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

PPL EnergyPlus buys and sells energy at competitive prices. PPL EnergyPlus purchases electric capacity and energy at the wholesale level, and also sells electric capacity and energy at the wholesale level under FERC market-based tariffs. PPL EnergyPlus enters into these agreements to market available energy and capacity from PPL Generation's assets and to profit from market price fluctuations. PPL EnergyPlus actively manages its portfolios to maximize the value of PPL's generating assets and to limit exposure to price fluctuations. PPL EnergyPlus also purchases and sells energy forward and futures contracts as well as other commodity-based financial instruments in accordance with PPL's risk management policies, objectives and strategies.

PPL EnergyPlus has executed contracts to provide electricity to PPL Electric sufficient for it to meet its PLR obligation through 2009, at the predetermined capped rates PPL Electric is entitled to charge its customers during this period. This arrangement with PPL Electric accounted for 34% of PPL Energy Supply's consolidated revenues in 2004. See Note 15 to the Financial Statements for more information concerning these contracts.

PPL EnergyPlus has a PUC license to act as an EGS in Pennsylvania. This license permits PPL EnergyPlus to offer retail electric supply to customers throughout Pennsylvania. In 2004, PPL EnergyPlus was licensed, and supplied energy to industrial and commercial customers in Pennsylvania, New Jersey and Montana. PPL EnergyPlus also is licensed to provide energy in Delaware, Maryland, Maine and Massachusetts. PPL EnergyPlus currently is not marketing to residential customers in the competitive marketplace based on economic considerations.

PPL EnergyPlus also develops distributed generation plants on customer sites using technologies such as fuel cells, small turbines, microturbines and reciprocating engines. As of December 31, 2004, a subsidiary of PPL Energy Supply owned approximately 11 MW of installed capacity serving commercial and industrial customers.

PPL Synfuel Investments, LLC, a subsidiary of PPL EnergyPlus, indirectly owns, through its subsidiaries, two production facilities that manufacture synthetic fuel from coal or coal byproducts. PPL receives federal tax credits for these qualified manufactured synfuel products. See Note 14 for additional information.

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

In 2003, a subsidiary of PPL Telcom acquired the fiber optic network of a Fairfax, Virginia-based company. The 1,330-route-mile metropolitan area fiber network connects New York, northern New Jersey, Philadelphia, Baltimore and Washington, D.C.

•	Delivery Segment -

Includes the regulated electric and gas delivery operations of PPL Electric and PPL Gas Utilities.

PPL Electric

PPL Electric provides electricity delivery service to approximately 1.4 million customers in a 10,000-square mile territory in 29 counties of eastern and central Pennsylvania. The largest cities in this territory are Allentown, Bethlehem, Harrisburg, Hazleton, Lancaster, Scranton, Wilkes-Barre and Williamsport.

Pursuant to the PUC Final Order, PPL Electric agreed in 1998 to a cap on the electricity transmission and distribution rates that it collected from retail customers in its service territory. This cap expired on December 31, 2004. In March 2004, PPL Electric filed a request with the PUC for an overall annual net increase in distribution rates of approximately $164 million (subsequently amended to $160 million), based on a return on equity of 11.5%, and notified the PUC that it planned to pass through to customers approximately $57 million in increased transmission charges imposed on PPL Electric by PJM. In December 2004, the PUC approved an increase in PPL Electric's distribution rates of approximately $137 million (based on a return on equity of 10.7%), and approved PPL Electric's proposed mechanism for collecting the additional $57 million in transmission-related charges, for a total increase of approximately $194 million, effective January 1, 2005.

In addition to providing electricity delivery service in its service territory in Pennsylvania, PPL Electric also provides electricity supply to retail customers in that territory as a PLR under the Customer Choice Act. As part of the PUC Final Order, PPL Electric agreed to provide this electricity supply at predetermined capped rates through 2009. PPL Electric has executed two contracts to purchase electricity from PPL EnergyPlus sufficient for PPL Electric to meet its PLR obligation through 2009, at the predetermined capped rates. PPL Electric's PLR obligation after 2009 will be determined by the PUC pursuant to rules that have not yet been promulgated.

During 2004, about 94% of PPL Electric's operating revenues were derived from regulated electricity deliveries and supply as a PLR. About 6% of 2004 operating revenues were from wholesale sales, primarily the sale to PPL EnergyPlus of power purchased from NUGs. During 2004, about 43% of electricity delivery and PLR revenues were from residential customers, 36% from commercial customers, 20% from industrial customers and 1% from other customer classes.

PPL Electric's transmission facilities are operated as part of PJM. PJM operates the electric transmission network and electric energy market in the mid-Atlantic and Midwest regions of the U.S. Bulk electricity is transmitted to wholesale users throughout a geographic area including all or part of Delaware, Illinois, Indiana, Kentucky, Maryland, Michigan, New Jersey, Ohio, Pennsylvania, Tennessee, Virginia, West Virginia and the District of Columbia. PPL Electric also is a party to the Mid-Atlantic Area Coordination Agreement, which provides for the coordinated planning of generation and transmission facilities by the companies included in PJM.

PJM serves as a FERC-approved Regional Transmission Organization (RTO) in order to accommodate greater competition and broader participation in the region. (An RTO, like an ISO, is a designation provided by the FERC to a FERC-approved independent entity that operates the transmission system and typically administers a competitive power market.) A purpose of the RTO/ISO is to separate the operation of, and access to, the transmission grid from PJM electric utilities' generation interests. PJM also administers regional markets for energy, capacity and ancillary services. Electric utilities continue to own the transmission assets, but the RTO/ISO directs the control and operation of the transmission facilities. As described above, effective January 1, 2005, PPL Electric began to fully recover from retail customers the charges that it pays to PJM for transmission-related services. PJM imposes these charges pursuant to its FERC-approved Open Access Transmission Tariff. PPL Electric's retail electric tariff authorizes it to recover such charges from its retail customers, but PPL Electric had been precluded from such recovery through December 31, 2004, pursuant to the transmission and distribution rate cap described above.

PPL Electric is subject to regulation as a public utility by the PUC, and certain of its activities are subject to the jurisdiction of the FERC under the Federal Power Act. PPL Electric is not a holding company under PUHCA.

PPL Electric also is subject to the jurisdiction of certain federal, regional, state and local regulatory agencies with respect to land use and other environmental matters. Certain operations of PPL Electric are subject to the Occupational Safety and Health Act of 1970 and comparable state statutes.

In November 2004, Pennsylvania enacted the Alternative Energy Portfolio Standards legislation, which requires electric distribution companies, such as PPL Electric, and electric generation suppliers serving retail load to provide 18% of the electricity sold to retail customers in Pennsylvania from alternative sources within 15 years (by 2020). Under this new state legislation, alternative sources include hydro, wind, solar, waste coal, landfill methane and fuel cells. An electric distribution company will pay an alternative compliance payment of $45 for each MWh that it is short of its required alternative energy supply percentage. Since PPL Electric's PLR generation rates are capped through 2009 as described above and the legislation allows for a cost recovery exemption period, PPL Electric will not be subject to the requirements of this legislation until 2010. In that year, PPL Electric will have to supply about 9% of the total amount of electricity it delivers to its PLR customers from alternative energy sources. At this time, PPL Electric cannot predict the impact of this legislation on its future results of operations because the impact will depend on a number of factors that will not be known until 2010, including customer load requirements, PLR contract terms and available alternative energy sources in the market at that time.

PPL Gas Utilities

PPL Gas Utilities operates a natural gas distribution and propane business in portions of various counties in Pennsylvania, as well as in a small portion of Maryland and Delaware, providing natural gas and propane services to approximately 107,000 customers. PPL Gas Utilities provides its natural gas services in Pennsylvania subject to the regulatory jurisdiction of the PUC. PPL Gas Utilities also provides intrastate and interstate natural gas storage service from storage fields in Pennsylvania. The intrastate storage service is regulated by the PUC and the interstate storage service is regulated by the FERC. However, by order of the FERC issued in 1992, rates for interstate storage services are the rates set by the PUC for intrastate service. The propane delivery service is not subject to the regulatory jurisdiction of the PUC or the FERC. PPL Gas Utilities was formed in 1946 and PPL acquired the company in 1998.

•	International Segment -

Owns and operates international energy businesses that are focused on the distribution of electricity.

In September 2002, PPL Global's acquisition of Mirant's 49% interest for approximately $236 million provided PPL Global with complete ownership of WPD. WPD, through indirect wholly owned subsidiaries, operates two electric distribution companies in the U.K., that together serve approximately 2.6 million end-users. WPD delivered 28,847 million kWh of electricity in 2004. See Note 9 to the Financial Statements for additional information on this acquisition.

In November 2004, Ofgem published its final decision on new price controls for the five-year regulatory period commencing April 1, 2005. Ofgem's decision provides for a price increase of 1.5% for WPD (South West) and 6.2% for WPD (South Wales), or an average of 3.6% for WPD. The price increase is in effect for the 12-month period beginning April 1, 2005, followed by an adjustment in prices reflecting WPD's capital investment program and inflationary effects in each of the following four years. The price increases include reimbursement for higher operating and capital costs to be incurred during the new regulatory period. Ofgem set the weighted average cost of capital at 4.8% on an after-tax basis, equivalent to 6.9% on a pre-tax real basis, which is a 0.4% increase from the previous regulatory period. Although published as a price increase by Ofgem, the net effect of the new price controls to WPD is a revenue decrease of approximately 3.5% when excluding certain reclassifications and cost pass-through reimbursements.

PPL Global also has controlling interests in electric transmission and distribution companies serving customers in Chile, El Salvador and Bolivia. Emel, of which PPL Global owns 95.4%, serves approximately 544,000 customers through subsidiary distribution companies in northern Chile and just south of its headquarters in Santiago, Chile. DelSur, of which PPL Global owns 86.4%, is an electric distribution company headquartered in San Salvador, which serves approximately 268,000 customers in the central and southern regions of El Salvador, including a portion of the city of San Salvador. Elfec, of which PPL Global owns 92.1%, is the second largest electric distribution company in Bolivia, and serves approximately 259,000 customers in Cochabamba. Currently, there is significant political and economic instability in Bolivia, and PPL at this time is unable to predict the impact of this instability on its Bolivian operations.

PPL Global also has a minority investment in a combined generating and natural gas production facility in Peru.

In August 2002, PPL Global deconsolidated its 90% equity interest in its Brazilian investment, CEMAR, when ANEEL authorized an administrative intervention and fully assumed operational and financial control of the company. In April 2004, PPL Global sold its investment in CEMAR. See Note 9 to the Financial Statements for additional information on the CEMAR investment.

In 2004, PPL Global also sold its minority investments in generating facilities in Spain and in an electricity and natural gas distributor in Chile, as well as its majority ownership interest in a telecommunications company in El Salvador. See Note 9 to the Financial Statements for additional information on these divestitures.

•	Other

PPL Services

Various corporate service functions reside in PPL Services, an unregulated subsidiary of PPL. PPL Services provides shared services for PPL and its subsidiaries. These services include financial, legal, human resources and information services. These services are directly charged or allocated, as appropriate, to the Supply, Delivery and International segments. In the third quarter of 2004, PPL Services formed a wholly owned subsidiary, PPL Development Company, which has responsibility for all of PPL's acquisition, divestiture and development activities. These activities previously were the responsibility of PPL Global.

Seasonality

Demand for and market prices of electricity are impacted by weather. As a result, PPL's overall operating results in the future may fluctuate substantially on a seasonal basis, especially when more severe weather conditions such as heat waves or winter storms make such fluctuations more pronounced. The pattern of this fluctuation may change depending on the nature and location of the facilities PPL acquires and the terms of the contracts to sell electricity.

FINANCIAL CONDITION

See PPL's, PPL Energy Supply's and PPL Electric's Management's Discussion and Analysis of Financial Condition and Results of Operations for this information.

CAPITAL EXPENDITURE REQUIREMENTS

See "Financial Condition - Capital Expenditure Requirements" in PPL's, PPL Energy Supply's and PPL Electric's Management's Discussion and Analysis of Financial Condition and Results of Operations for information concerning estimated capital expenditure requirements for the years 2005-2009. See Note 14 to the Financial Statements for additional information concerning expected capital expenditures for environmental matters.

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

Some restructured markets have recently experienced supply problems and price volatility. In a number of these markets, government agencies and other interested parties have made proposals to delay market restructuring or even re-regulate certain areas of these markets that have previously been deregulated. In California, legislation has been passed placing a moratorium on the sale of generation plants by public utilities regulated by the California Public Utilities Commission. In June 2001, the FERC instituted a series of price controls designed to mitigate (or cap) prices in the entire western U.S. to address the extreme volatility in the California energy markets. These price controls have contributed to the lowering of spot and forward energy prices in the western market. In addition, RTO/ISOs that oversee the transmission systems in certain wholesale power markets have from time to time been authorized to address volatility in power markets. These types of price limitations and other mechanisms may adversely impact the profitability of PPL's wholesale power marketing and trading business. Other proposals to institute price controls or to re-regulate the energy industry may be made, and legislative or other actions may cause the electric power restructuring process to be delayed, discontinued or reversed in the states in which PPL currently, or may in the future, operates. If the competitive restructuring of the wholesale and retail power markets is delayed, discontinued or reversed, PPL's business prospects and financial condition could be materially adversely affected.

See Note 14 to the Financial Statements for information on the FERC Proposed Rules entitled "Remedying Undue Discrimination through Open Access Transmission Service and Standard Electricity Market Design."

Pursuant to PPL Electric's authorizations from the Commonwealth of Pennsylvania and the PUC, PPL Electric operates a regulated distribution monopoly in its service area. Accordingly, PPL Electric does not face competition in its distribution business. Although the majority of PPL Global's international electricity transmission and distribution companies operate in non-exclusive concession areas in their respective countries, these companies currently face little or no competition with respect to residential customers. See "Franchises and Licenses" for more information.

POWER SUPPLY

PPL Generation's system capacity (winter rating) at December 31, 2004, was as follows:

Plant	Net MW Capacity

Pennsylvania
Nuclear-fueled steam station
Susquehanna	2,124	(a)

Coal-fired steam stations
Montour	1,540

Brunner Island	1,483

Martins Creek	300

Keystone	211	(b)

Conemaugh	278	(c)

Total coal-fired	3,812

Gas- and oil-fired steam station
Martins Creek	1,670

Lower Mt. Bethel	582	(d)

Total gas- and oil-fired	2,252

Combustion turbines and diesels	451

Hydroelectric	153

Total generating capacity	8,792

Firm purchases
Hydroelectric	140	(e)

Qualifying facilities	295

Total firm purchases	435

Total system capacity - Pennsylvania	9,227

Montana
Coal-fired stations

Colstrip Units 1 & 2	307	(f)

Colstrip Unit 3	222	(g)

Corette	154

Total coal-fired	683

Hydroelectric	576

Total system capacity - Montana	1,259

Arizona
Natural gas-fired stations
Griffith	300	(h)

Sundance	450

Total system capacity - Arizona	750

Connecticut
Natural gas-fired station

Wallingford	243

Illinois
Natural gas-fired station

University Park	540

New York
Natural gas- and oil-fired stations

Edgewood and Shoreham	159

Maine
Oil-fired generating station
Wyman Unit 4	52	(i)

Hydroelectric	44	(j)

Total system capacity - Maine	96

Total system capacity - PPL Generation	12,274

(a)	PPL's 90% interest.
(b)	PPL's 12.34% interest.
(c)	PPL's 16.25% interest.
(d)	Began commercial operations in May 2004.
(e)	From Safe Harbor Water Power Corporation.
(f)	PPL's 50% leasehold interest.
(g)	PPL's 30% leasehold interest.
(h)	PPL's 50% interest.
(i)	PPL's 8.33% interest.
(j)	Includes PPL's 50% interest in the West Enfield Station.

The capacity of generating units is based upon a number of factors, including the operating experience and physical condition of the units, and may be revised periodically to reflect changed circumstances.

During 2004, PPL Generation's plants generated the following amounts of electricity:

State	Millions of kWh

Pennsylvania	44,337
Montana	8,313
Arizona	593
Maine	341
New York	148
Illinois	116
Connecticut	60

Total	53,908

This generation represented a 3% increase over the output for 2003. Of this generation, 56% of the energy was generated by coal-fired stations, 30% from nuclear operations at the Susquehanna station, 8% from hydroelectric stations and 6% from oil/gas-fired stations.

On average, approximately 83% of PPL's expected annual generation output for the period 2005 through 2009 is committed to meet:

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

FUEL SUPPLY

Coal

Pennsylvania

PPL Coal Supply provides coal to three PPL Generation power plants and to Iris Energy, LLC for the production of synthetic fuel. In 2004, synthetic fuel from Iris Energy provided 57% of the fuel requirements of PPL Generation's Pennsylvania stations. The contract with Iris Energy terminates at the end of 2007. The balance of the requirements was met by coal provided by PPL Coal Supply. PPL Coal Supply actively manages its supply base principally in central Appalachia and western and central Pennsylvania.

During 2004, about 89% of the coal delivered to PPL Generation's Pennsylvania stations was purchased under long-term contracts and 11% was obtained through open market purchases. These long-term contracts provided PPL Generation with about 7.3 million tons of coal. Contracts currently in place are expected to provide approximately 7.7 million tons in 2005. At December 31, 2004, Pennsylvania plants had sufficient supply for about 37 days of operations. The amount of coal in inventory varies from time-to-time depending on market conditions and plant operations.

At December 31, 2004, a PPL Generation subsidiary owned a 12.34% interest in the Keystone station and a 16.25% interest in the Conemaugh station. The owners of the Keystone station have a long-term contract with a synthetic fuel supplier to provide 90% of the station's fuel requirements, up to 4.5 million tons in 2005. This contract terminates at the end of 2007. In addition, the Keystone station contracts with Keystone Fuels, LLC for the balance of its requirements. The owners of the Conemaugh station have a long-term contract with a synthetic fuel supplier to provide a minimum of 2.4 million tons through 2007. The balance of the Conemaugh station requirements is purchased under contract from Conemaugh Fuels, LLC.

Montana

PPL Montana has a 50% leasehold interest in Colstrip Units 1 and 2, and a 30% leasehold interest in Unit 3. PPL Montana is party to contracts to purchase coal from a neighboring mine with defined quality characteristics and specifications. The coal supply contract for Units 1 and 2 is in effect through December 31, 2009. The coal supply contract for Unit 3 is in effect through December 31, 2019.

Coal supply contracts are in place to purchase low-sulfur coal with defined quality characteristics and specifications for PPL Montana's Corette station. The contracts supplied 100% of the plant coal requirements in 2004. Similar contracts are currently in place to supply 100% of the expected coal requirements through 2008.

Oil and Natural Gas

PPL Generation's Martins Creek Units 3 and 4 burn both oil and natural gas. PPL EnergyPlus is responsible for procuring the oil and natural gas supply for all PPL Generation operations. During 2004, 100% of the physical oil requirements for the Martins Creek units were purchased on the spot market. As of December 31, 2004, PPL EnergyPlus had no long-term agreements for these requirements.

PPL EnergyPlus has a long-term pipeline capacity contract for delivery of gas supply representing approximately 10% of the maximum requirements of the Sundance facility, but has no long-term supply agreement to purchase natural gas. As of December 31, 2004, there were no long-term delivery or supply agreements to purchase natural gas for University Park.

PPL EnergyPlus has a long-term contract for approximately 40% of the expected pipeline transportation requirements of the Wallingford facility, but has no long-term supply agreement to purchase natural gas. Likewise, PPL EnergyPlus has long-term pipeline transportation contracts in place for the Griffith facility equaling 100% of the expected requirements.

In 2004, PPL EnergyPlus began supplying natural gas for the commercial operation at the Lower Mt. Bethel facility. PPL EnergyPlus has two gas transportation contracts in place for approximately 30% of the maximum daily requirements of the plant. These contracts expire in September 2008 and 2013.

PPL EnergyPlus employs a strategy of procuring natural gas and oil in conjunction with electricity sales commitments.

Nuclear

PPL Susquehanna has in effect uranium supply and conversion agreements that, including options, satisfy 100% of its uranium requirements in 2005 and 2006 and will satisfy approximately 75% of its requirements in 2007, and approximately 30% of its requirements in 2008 and 2009. Deliveries under these agreements are expected to provide sufficient uranium to permit Unit 1 to operate into the first quarter of 2008 and Unit 2 to operate into the first quarter of 2009.

PPL Susquehanna has executed an agreement that satisfies all of its enrichment requirements through 2008. Assuming that the other uranium components of the nuclear fuel cycle are satisfied, deliveries under this agreement are expected to provide sufficient enrichment to permit Unit 1 to operate into the first quarter of 2010 and Unit 2 to operate into the first quarter of 2011.

PPL Susquehanna has entered into an agreement that, including options, satisfies all of its fabrication requirements through 2014. Assuming that the uranium and other components of the nuclear fuel cycle are satisfied, deliveries under this agreement can provide sufficient fabrication to permit Unit 1 to operate into the first quarter of 2016 and Unit 2 to operate into the first quarter of 2015.

Federal law requires the federal government to provide for the permanent disposal of commercial spent nuclear fuel. Under the Nuclear Waste Policy Act (NWPA), the DOE initiated an analysis of a site in Nevada for a permanent nuclear waste repository. DOE does not expect the repository to be operational before 2010. As a result, it was necessary to expand Susquehanna's on-site spent fuel storage capacity. To support this expansion, PPL Susquehanna contracted for the design and construction of a spent fuel storage facility employing dry cask fuel storage technology. The facility is modular, so that additional storage capacity can be added as needed. The facility began receiving spent nuclear fuel in 1999. PPL Susquehanna estimates that there is sufficient storage capacity in the spent nuclear fuel pools and the on-site spent fuel storage facility at Susquehanna to accommodate spent fuel discharged through approximately 2017, under current operating conditions. If necessary, the on-site spent fuel storage facility can be expanded, assuming appropriate regulatory approvals are obtained, such that, together, the spent fuel pools and the expanded dry fuel storage facility will accommodate all of the spent fuel expected to be discharged through the current licensed life of the plant.

In 2002, President Bush approved the Congressional override of a veto by the State of Nevada, designating Yucca Mountain, Nevada as the site for development of a long-term repository for high-level radioactive waste. The next step is for the DOE to submit a license application to the NRC to build and then operate the Yucca Mountain repository. The DOE has not announced a date when that license application will be submitted.

In 1996, the U.S. Court of Appeals for the District of Columbia Circuit ruled that the NWPA imposed on DOE an unconditional obligation to begin accepting spent nuclear fuel on or before January 31, 1998. In 1997, the Court ruled that the contracts between the utilities and the DOE provide a potentially adequate remedy if the DOE failed to begin disposal of spent nuclear fuel by January 31, 1998. The DOE did not, in fact, begin to dispose of spent nuclear fuel on that date. The DOE continues to contest claims that its failures resulted in recoverable damages. On January 22, 2004, PPL Susquehanna filed suit in the U.S. Court of Federal Claims for unspecified damages suffered as a result of the DOE's breach of its contract to accept and dispose of spent nuclear fuel. PPL Susquehanna's lawsuit currently remains stayed, pending developments in lawsuits filed by other plaintiffs. PPL cannot predict the outcome of these proceedings.

ENVIRONMENTAL MATTERS

Certain PPL subsidiaries, including PPL Electric and PPL Generation subsidiaries, are subject to certain present and developing federal, regional, state and local laws and regulations with respect to air and water quality, land use and other environmental matters. See PPL's and PPL Energy Supply's "Financial Condition - Capital Expenditure Requirements" in Management's Discussion and Analysis of Financial Condition and Results of Operations for information concerning environmental expenditures during 2004 and their estimate of those expenditures during the years 2005-2009. PPL believes that its subsidiaries are in substantial compliance with applicable environmental laws and regulations.

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

In its Clean Air Interstate Rule, the EPA has proposed substantial reductions for sulfur dioxide and nitrogen oxide emissions in 29 midwestern and eastern states, including Pennsylvania; and, in a separate rule, the EPA has proposed mercury reductions nationwide. Similarly, the Bush administration's Clear Skies Initiative and proposals by certain members of Congress would amend the Clean Air Act to require significant reductions in nitrogen oxide, sulfur dioxide and mercury. In addition, there is mounting pressure from various states and environmental groups and at the federal level for mandatory carbon dioxide reductions. For example, although the Bush administration's Clear Skies Initiative does not address carbon emissions, several states have already passed legislation capping carbon emissions and bills have been introduced at the federal level proposing mandatory reductions. The amount and timing of any such reductions that may be required is not yet clear. Such requirements could result in increased capital and operating expenses which are not now determinable, but could be significant.

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

State laws such as the Pennsylvania and Montana Superfund statutes also give state agencies broad authority to identify hazardous or contaminated sites and to order owners or responsible parties to clean-up the sites. If responsible parties cannot or will not perform the clean-up, the agency can hire contractors to clean-up the sites and then require reimbursement from the responsible parties after the clean-up is completed. Another Pennsylvania statute, the Land Recycling and Environmental Remediation Standards, encourages voluntary clean-ups by allowing responsible parties to choose from a menu of clean-up standards and providing liability protection commensurate with the clean-up standard chosen.

Certain federal and state statutes, including federal and state Superfund statutes, also impose liability on the responsible parties for the lost value of damaged natural resources.

Low-Level Radioactive Waste

Under federal law, each state is responsible for the disposal of low-level radioactive waste generated in that state. States may join in regional compacts to jointly fulfill their responsibilities. The states of Pennsylvania, Maryland, Delaware and West Virginia are members of the Appalachian States Low-Level Radioactive Waste Compact. Efforts to develop a regional disposal facility in Pennsylvania were suspended by the Pennsylvania DEP in 1998. The Commonwealth retains the legal authority and may be required to resume the siting process should it be necessary. Low-level radioactive waste resulting from the operation of the Susquehanna facility is currently being sent to Barnwell, South Carolina, and Clive, Utah, for disposal. In the event these or other emergent disposal options become unavailable or no longer cost-effective, the low-level radioactive waste will be stored on-site at Susquehanna. PPL Susquehanna cannot predict the future availability of low-level waste disposal facilities or the cost of such disposal.

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

Electric and Magnetic Fields

Concerns have been expressed by some members of the public regarding potential health effects of power frequency electric and/or magnetic fields (EMFs), which are emitted by all devices carrying electricity, including electric transmission and distribution lines and substation equipment. Government officials in the U.S. and the U.K. have reviewed this issue. The U.S. National Institute of Environmental Health Sciences concluded in 2002 that, for most health outcomes, there is no evidence of EMFs causing adverse effects. The agency further noted that there is some epidemiological evidence of an association with childhood leukemia, but that this evidence is difficult to interpret without supporting laboratory evidence. The U.K. National Radiological Protection Board concluded in 2004 that, while the research on EMFs does not provide a basis to find that EMFs cause any illness, there is a basis to consider precautionary measures beyond existing exposure guidelines. PPL and its subsidiaries believe the current efforts to determine whether EMFs cause adverse health effects should continue and are taking steps to reduce EMFs, where practical, in the design of new transmission and distribution facilities. PPL is unable to predict what effect, if any, the EMF issue might have on its operations and facilities either in the U.S. or abroad, and the associated cost, or what, if any, liabilities it might incur related to the EMF issue.

General

PPL and its subsidiaries are unable to predict the ultimate effect of evolving environmental laws and regulations upon their existing and proposed facilities and operations. In complying with statutes, regulations and actions by regulatory bodies involving environmental matters, including the areas of water and air quality, hazardous and solid waste handling and disposal and toxic substances, PPL's subsidiaries may be required to modify, replace or cease operating certain of their facilities. PPL's subsidiaries may also incur significant capital expenditures and operating expenses in amounts which are not now determinable, but could be significant.

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

PPL Susquehanna operates Units 1 and 2 pursuant to NRC operating licenses which expire in 2022 and 2024, respectively. In November 2001, PPL Susquehanna notified the NRC that it intends to seek extensions of its operating licenses. The application for this extension will be made in 2006, in accordance with NRC guidelines. If the NRC approves PPL Susquehanna's application, the operating licenses for Units 1 and 2 would each be extended for an additional 20 years, to 2042 and 2044, respectively.

PPL Holtwood operates the Holtwood hydroelectric generating station pursuant to a license renewed by the FERC in 1980 and expiring in 2014. PPL Holtwood operates the Wallenpaupack hydroelectric generating station pursuant to a license with the FERC that is in the process of being renewed. PPL Holtwood also owns one-third of the capital stock of Safe Harbor Water Power Corporation (Safe Harbor), which holds a project license that extends the operation of its hydroelectric generating station until 2030. The total capacity of the Safe Harbor generating station is 418 MW, and PPL Holtwood is entitled by contract to one-third of the total capacity.

The 11 hydroelectric facilities and one storage reservoir purchased from Montana Power in 1999 are licensed by the FERC. These licenses expire periodically, and the generating facilities must be relicensed at such times. The FERC license for the Mystic facility expires in 2009; the Thompson Falls and Kerr licenses expire in 2025 and 2035, respectively; and the licenses for the nine Missouri-Madison facilities expire in 2040. PPL Montana is working to have the Mystic facility relicensed.

In connection with the relicensing of these generation facilities, FERC may, under applicable law, relicense the original licensee or license a new licensee, or the U.S. government may take over the facility. If the original licensee is not relicensed, it is compensated for its net investment in the facility, not to exceed the fair value of the property taken, plus reasonable damages to other property affected by the lack of relicensing.

PPL Global's international electricity transmission and distribution companies are authorized by the governments of their respective countries to provide electric distribution services within their concession areas and service territories, subject to certain conditions and obligations. For instance, each of these companies is subject to governmental regulation on the prices that it can charge and the quality of service it must provide, and the companies can be fined or even have their licenses or concessions revoked if they do not meet the mandated quality of service.

WPD operates under distribution licenses granted, and price controls set, by Ofgem. The price control formula that governs WPD's allowed revenue is normally determined every five years, with the most recent review having been completed in late-2004 and new prices effective April 1, 2005.

Emel is subject to regulated maximum tariffs set by Chile's National Energy Commission. The components of the distribution tariffs are energy and capacity prices, a transmission surcharge and the value added on account of distribution costs (VAD). The VAD includes a targeted return on invested capital of 10% per year. The energy and capacity prices are a direct pass-through to regulated customers of the energy charge that Emel pays to the generation companies. The tariffs are calculated every four years, with the most recent tariff review having been completed and revised rates becoming effective as of November 2004.

DelSur is subject to regulated maximum tariffs set by El Salvador's General Superintendent of Electricity and Telecommunications. The three components of the distribution tariff are an energy price, a commercialization charge and a distribution charge. DelSur's tariff specifies the energy price as a trailing six-month average of the spot market price. The tariffs are calculated every 5 years and are adjusted for inflation on January 1 of each year. The next comprehensive tariff review will take place in 2007 and be effective in 2008.

Elfec is subject to regulated maximum tariffs set by Bolivia's Superintendent of Electricity. Tariffs are calculated every four years based on the trailing three-year average of the equity returns from companies listed in the Dow Jones Utility Index. Tariffs are adjusted on a monthly basis for local inflation and every six months to reflect any changes in the energy node prices, which is a pass-through to regulated customers of the energy charge that Elfec pays to generation companies. The tariffs are calculated every four years. The most recent tariff review was completed in January 2004 and new prices became effective beginning in 2004.

EMPLOYEE RELATIONS

As of December 31, 2004, PPL and its subsidiaries had the following full-time employees:

PPL Energy Supply
PPL Generation	2,626
PPL EnergyPlus	1,745	(a)
PPL Global
Domestic	12
International	3,824	(b)

Total PPL Energy Supply	8,207
PPL Electric	2,212
PPL Gas Utilities	396
PPL Services & Other	1,213

Total PPL	12,028

(a)	Includes union employees of mechanical contracting subsidiaries, which tend to fluctuate due to the nature of their business.
(b)	Includes employees of WPD and PPL Global's consolidated subsidiaries in Latin America.

Approximately 59%, or 4,802, of PPL's domestic workforce are members of labor unions, with four IBEW locals representing 3,208 employees. The other unions primarily represent employees of the mechanical contractors and gas utility employees in Pennsylvania. The bargaining agreement with the largest union was negotiated in May 2002 and expires in May 2006. Eight four-year contracts with smaller gas utility locals in Pennsylvania were negotiated in 2003. In June 2004, the IBEW representing approximately 240 employees at the Montana Colstrip power plant approved a new four-year labor agreement. In 2001, a four-year contract was concluded with an IBEW local in Montana that represents approximately 80 employees. This IBEW contract expires in April 2005.

Approximately 86%, or 3,301, of PPL's international workforce are members of labor unions. WPD employs the majority of the international workforce. WPD recognizes five unions, the largest of which represents 37% of union members. WPD has two employment agreements which are negotiated with the unions. The largest agreement, the Electricity Business Agreement, covers 2,376 employees; it may be amended by agreement between WPD and the unions and is terminable with 12 months' notice by either side.

PPL's Latin American subsidiaries have 879 union employees that are represented by 12 unions. Emel and DelSur have agreements in place until 2006. Annually, Elfec negotiates adjustments to its compensation and benefits.

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

ITEM 2. PROPERTIES

Domestic Generation

For a description of PPL's domestic generation portfolio, see "Item 1. Business - Power Supply."

At December 31, 2004, PPL Generation was planning on implementing the following incremental capacity increases:

Project	Type	Total MW Capacity (a)	PPL Ownership or Lease Interest in MW		Expected In-Service Date (b)

Pennsylvania
Susquehanna (c)	Nuclear	197	177	(90%)	2007 - 2010
Susquehanna (d)	Nuclear	20	18	(90%)	2005 - 2006
Brunner Island (e)	Coal-fired	16	16	(100%)	2006
Montour (e)	Coal-fired	16	16	(100%)	2008
Montana
Colstrip (f)	Coal-fired	74	20	(15-50%)	2006-2008
Corette (e)	Coal-fired	8	8	(100%)	2005

Total		331	255

(a)

The capacity of generation units is based on a number of factors, including the operating experience and physical condition of the units, and may be revised periodically to reflect changed circumstances.

(b)	The expected in-service dates are subject to receipt of required approvals and permits and to other contingencies.
(c)

This project involves the extended uprate of Units 1 and 2 and will be implemented during two refueling outages per unit, with the first increase being an average of 60 MW per unit. The outages for Unit 1 are expected to occur in 2008 and 2010. The outages for Unit 2 are expected to occur in 2007 and 2009.

(d)	This project involves the installation of more efficient internals for the high pressure turbine moisture separators on Units 1 and 2.
(e)	These projects involve turbine upgrades.
(f)

This project involves turbine upgrades to all four Colstrip Units that are expected to be implemented over three years during the normal overhaul schedules. Units 1 and 4 are expected to be completed in 2006, Unit 3 in 2007 and Unit 2 in 2008.

PPL continually reexamines development projects based on market conditions and other factors to determine whether to proceed with these projects, sell them, expand them, execute tolling agreements or pursue other opportunities.

Domestic Delivery

Electric

For a description of PPL Electric's service territory, see "Item 1. Business - Background." At December 31, 2004, PPL Electric had electric transmission and distribution lines in public streets and highways pursuant to franchises and rights-of-way secured from property owners. PPL Electric's system included 380 substations with a total capacity of 25.7 million kVA, 32,896 circuit miles of overhead lines and 6,525 cable miles of underground conductors. All of PPL Electric's facilities are located in Pennsylvania. Substantially all of PPL Electric's transmission and distribution properties are subject to the lien of PPL Electric's 1945 First Mortgage Bond Indenture and its 2001 Senior Secured Bond Indenture.

Gas

PPL Gas Utilities distributes natural gas and propane to customers in northern, southeastern and central Pennsylvania and in a small portion of Maryland and Delaware. It also has natural gas storage facilities in Pennsylvania. At December 31, 2004, PPL Gas Utilities had approximately 107,000 natural gas and propane delivery customers and 3,753 miles of pipeline mains, with 18 miles in Maryland and the remainder in Pennsylvania.

International Delivery

PPL Global has consolidated investments in electricity distribution companies, serving approximately 3.5 million delivery customers in Latin America and the U.K., as follows:

Company	Location	PPL Ownership Interest	2004 Electricity Sales GWh (a)

Latin America
Emel	Santiago, Chile	95.4%	2,438
Elfec	Cochabamba, Bolivia	92.1%	606
DelSur	San Salvador, El Salvador	86.4%	955
United Kingdom
WPDH Limited	Bristol, England	100%	28,847

Total			32,846

(a)	Corresponds to revenues recorded by PPL Global in 2004.

PPL Global's distribution system in Latin America includes 94 substations with a total capacity of 1.9 million kVA, 22,478 miles of overhead lines and 75 cable miles of underground conductors. PPL Global's distribution system in the U.K. includes 641 substations with a total capacity of 22.9 million kVA, 29,218 miles of overhead lines and 22,347 cable miles of underground conductors.

ITEM 3. LEGAL PROCEEDINGS

See "Item 1. Business - Fuel Supply," for information concerning a lawsuit against the DOE for failure of that agency to perform certain contractual obligations. See "Environmental Matters" in Note 14 to the Financial Statements for information concerning legal proceedings regarding certain environmental matters.

Montana Power Shareholders' Litigation

In August 2001, a purported class-action lawsuit was filed by a group of shareholders of Montana Power against Montana Power, the directors of Montana Power, certain advisors and consultants of Montana Power and PPL Montana. The plaintiffs allege, among other things, that Montana Power was required to, and did not, obtain shareholder approval of the sale of Montana Power's generation assets to PPL Montana in 1999. Although most of the claims in the complaint are against Montana Power, its board of directors, and its consultants and advisors, two claims are asserted against PPL Montana. In the first claim, plaintiffs seek a declaration that because Montana Power shareholders did not vote on the 1999 sale of generating assets to PPL Montana, that sale "was null and void ab initio." The second claim alleges that PPL Montana was privy to and participated in a strategy whereby Montana Power would sell its generation assets to PPL Montana without first obtaining Montana Power shareholder approval, and that PPL Montana has made net profits in excess of $100 million as the result of this alleged illegal sale. In the second claim, plaintiffs request that the court impose a "resulting and/or constructive trust" on both the generation assets themselves and all profits, plus interest on the amounts subject to the trust. This lawsuit is currently pending in the U.S. District Court of Montana, Butte Division. In July 2004, the plaintiffs notified the District Court that the parties had reached an oral partial settlement of the case that would result in the dismissal of PPL Montana as a defendant, and in January 2005 a global settlement agreement was filed with the District Court along with a motion to approve the agreement. Under the terms of the global settlement agreement, the plaintiffs' claims against PPL Montana would be dismissed and PPL Montana would not have to pay any amounts to the plaintiffs. The global settlement agreement must still be approved by the District Court. PPL and PPL Energy Supply cannot predict whether the global settlement agreement will be approved or the outcome of this matter if it is not approved.

NorthWestern Corporation Litigation

In connection with the acquisition of the Montana generation assets, the Montana Power APA, which was previously assigned to PPL Montana by PPL Global, includes a provision concerning the proposed purchase by PPL Montana of a portion of NorthWestern's interest in the 500-kilovolt Colstrip Transmission System (CTS) for $97 million. During 2002, PPL Montana had been in discussions with NorthWestern regarding the proposed purchase of the CTS and the claims that PPL Montana believes it has against NorthWestern arising from the Montana Power APA and related agreements. Notwithstanding such discussions, in September 2002, NorthWestern filed a lawsuit against PPL Montana in Montana state court seeking specific performance of PPL Montana's purchase of the CTS or, alternatively, damages for breach of contract. Pursuant to PPL Montana's application, the matter was removed to the U.S. District Court of Montana, Butte Division. Following removal, NorthWestern asserted additional claims for damages against PPL Montana, including a claim for punitive damages. PPL Montana filed defenses denying liability for NorthWestern's claims as well as counterclaims against NorthWestern seeking damages PPL Montana believes it has suffered under the Montana Power APA and related agreements.

In October 2004, the federal district court in Delaware, where NorthWestern's bankruptcy proceeding had been pending, approved a joint stipulation between PPL Montana and NorthWestern under which NorthWestern agreed to establish a segregated reserve to be used for any distributions to be made to satisfy any final judgment that PPL Montana may be awarded pursuant to PPL Montana's counterclaims. This segregated reserve has been funded with shares of NorthWestern common stock equal to $50 million, valued as of the effective date of NorthWestern's plan of reorganization. Also in October, the federal district court in Delaware confirmed NorthWestern's plan of reorganization, and in November 2004, NorthWestern announced that it officially emerged from bankruptcy protection.

The trial for this matter is expected to commence in the Montana federal district court in the last half of 2005. PPL and PPL Energy Supply cannot predict the outcome of this litigation.

Montana Hydroelectric Litigation

In October 2003, a lawsuit was filed against PPL Montana, PPL Services, Avista Corporation, PacifiCorp and nine John Doe defendants in the U.S. District Court of Montana, Missoula Division, by two residents allegedly acting in a representative capacity on behalf of the State of Montana. In January 2004, the complaint was amended to, among other things, include the Great Falls school districts as additional plaintiffs. In May 2004, the Montana Attorney General filed a motion to allow the State of Montana to intervene as an additional plaintiff in the litigation. This motion was granted without objection. Both the individual plaintiffs' and the school districts' complaint and the State's complaint sought declaratory judgment, compensatory damages and attorneys fees and costs for use of state and/or "school trust" lands by hydropower facilities and to require the defendants to adequately compensate the State and/or the State School Trust fund for full market value of lands occupied. Generally, the suit is founded on allegations that the bed of navigable rivers became state-owned property upon Montana's admission to statehood, and that the use thereof for placement of dam structures, affiliated structures and reservoirs should, under an existing regulatory scheme, trigger lease payments for use of land underneath. The plaintiffs also sought relief on theories of unjust enrichment, trespass and negligence. No specific amount of damages or future rental value has been claimed by the plaintiffs. The defendants filed separate motions to dismiss the individual plaintiffs' and school district's complaint, as well as the complaint of the State of Montana. In September 2004, the federal court granted the motions to dismiss the individual plaintiffs' and school districts' complaint but denied the similar motions as to the State of Montana's complaint. Following the federal court's September decision, PPL Montana and the other defendants filed a motion to dismiss the State of Montana's complaint for lack of diversity jurisdiction and also filed a motion to vacate certain portions of the decision. The federal court has not yet ruled on these motions.

In November 2004, PPL Montana, Avista Corporation and PacifiCorp commenced an action for declaratory judgment in Montana First Judicial District Court seeking a determination that no lease payments or other compensation for the hydropower facilities' use and occupancy of streambeds can be collected by the State of Montana. The State subsequently filed counterclaims and a motion for summary judgment. In February 2005, the individual plaintiffs and school districts who were dismissed from the federal court proceeding, along with a state teachers' union, filed a motion to intervene as additional defendants in this state court proceeding, and also filed a proposed answer and counterclaims to be used if their motion to intervene is granted. The state court has not yet ruled on any of the above-described motions. PPL Montana and PPL Services cannot predict the outcome of either the federal or the state court proceeding.

California ISO and Western Markets

Through its subsidiaries, PPL made approximately $18 million of sales to the California ISO during the period from October 2000 through June 2001, of which $17 million has not been paid to PPL subsidiaries. Given the myriad of electricity supply problems presently faced by the California electric utilities and the California ISO, PPL cannot predict whether or when it will receive payment. As of December 31, 2004, PPL has fully reserved for possible underrecoveries of payments for these sales.

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

In June 2003, the FERC took several actions as a result of a number of related investigations. The FERC terminated proceedings pursuant to which it had been considering whether to order refunds for spot market bilateral sales made in the Pacific Northwest, including sales made by PPL Montana, during the period December 2000 through June 2001. The FERC explained that the totality of the circumstances made refunds unfeasible and inequitable, and that it had provided adequate relief by adopting a price cap throughout the western U.S. The FERC also denied pending complaints against long-term contracts in the western U.S. In these complaints, various power buyers had challenged selected long-term contracts that they entered into during 2000 and 2001, complaining that the power prices were too high and reflected manipulation of those energy markets. The FERC found that the complainants had not met their burden of showing that changing or canceling the contracts was "in the public interest" and that the dysfunction in the California markets did not justify changing these long-term contracts. These orders have been appealed to the U.S. Court of Appeals for the Ninth Circuit. In two separate orders, the FERC also ordered 65 different companies, agencies or municipalities to show cause why they should not be ordered to disgorge profits for "gaming" or anomalous market behavior during 2000 and 2001. These orders to show cause address both unilateral and joint conduct identified as the "Enron trading strategies." Neither PPL EnergyPlus nor PPL Montana was included in these orders to show cause, and they previously have explained in responses to data requests from the FERC that they have not engaged in such trading strategies. Finally, the FERC issued a new investigation order directing its staff to investigate any bids made into the California markets in excess of $250/MWh during the period from May 2000 to October 2000, a period of time prior to the period examined in connection with most of the proceedings described above. To their knowledge, neither PPL EnergyPlus nor PPL Montana is being investigated by the FERC under this new order.

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

In February 2004, the Montana Public Service Commission initiated a limited investigation of the Montana retail electricity market for the years 2000 and 2001, focusing on how that market was affected by transactions involving the possible manipulation of the electricity grid in the western U.S. The investigation includes all public utilities and licensed electricity suppliers in Montana, as well as other entities that may possess relevant information. Through its subsidiaries, PPL is a licensed electricity supplier in Montana and a wholesale supplier in the western U.S. In June 2004, the Montana Attorney General served PPL Montana and more than 20 other companies with subpoenas requesting documents, and PPL Montana has provided responsive documents to the Montana Attorney General. As with the other investigations taking place as a result of the issues arising out of the electricity supply situation in California and other western states, PPL and its subsidiaries believe that they have not engaged in any improper trading or marketing practices affecting the Montana retail electricity market.

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

PJM Capacity Litigation

In December 2002, PPL was served with a complaint against PPL, PPL EnergyPlus and PPL Electric filed in the U.S. District Court for the Eastern District of Pennsylvania by a group of 14 Pennsylvania boroughs that apparently alleges, among other things, violations of the federal antitrust laws in connection with the pricing of installed capacity in the PJM daily market during the first quarter of 2001. These boroughs were wholesale customers of PPL Electric. The claims of the boroughs are similar to those previously alleged by a single borough in litigation brought in the same court that is still pending. In addition, in November 2003, PPL and PPL EnergyPlus were served with a complaint which was filed in the same court by Joseph Martorano, III (d/b/a ENERCO), that also alleges violations of the federal antitrust laws in early 2001. The complaint indicates that ENERCO provides consulting and energy procurement services to clients in Pennsylvania and New Jersey. In September 2004, this complaint was dismissed by the District Court and the plaintiff has appealed the dismissal to the U.S. Court of Appeals for the Third Circuit.

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

PJM Billing

In December 2004, Exelon Corporation, on behalf of its subsidiary, PECO Energy, Inc. (PECO), filed a complaint against PJM and PPL Electric with the FERC alleging that PJM had overcharged PECO from April 1998 through May 2003 as a result of an error by PJM in the State Estimator Program used in connection with billing all PJM customers for certain transmission, spot market energy and ancillary services charges. Specifically, the complaint alleges that PJM mistakenly identified PPL Electric's Elroy substation transformer as belonging to PECO and that, as a consequence, during times of congestion, PECO's bills for transmission congestion from PJM erroneously reflected energy that PPL Electric took from the Elroy substation and used to serve PPL Electric's load. The complaint requests the FERC, among other things, to direct PPL Electric to refund to PJM $39 million, plus interest of approximately $8 million, and for PJM to refund these same amounts to PECO. PPL Electric and PPL Energy Supply do not believe that they or any PPL subsidiaries have any financial responsibility or liability to PJM or PECO as a result of PJM's alleged error. PPL Electric and PPL Energy Supply cannot predict the outcome of this matter or the impact on any PPL subsidiary.

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

In June 2004, FERC approved certain changes to its standards for granting market-based rate authority. As a result of the schedule adopted by the FERC, PPL EnergyPlus, PPL Electric, PPL Montana and most of PPL Generation's subsidiaries were required to file in November 2004 updated analyses demonstrating that they should continue to maintain market-based rate authority under the new standards. PPL made two filings, one for PPL Montana and one for most of the other PPL subsidiaries. The Montana Public Service Commission and the Montana Consumer Counsel filed pleadings opposing the filing by PPL Montana. The Montana Public Service Commission requested that the FERC hold a hearing on the market-based rate renewal application, while the Montana Consumer Counsel suggested applying an altered version of the FERC's tests for assessing market power in reviewing the renewal application. The PJM Industrial Customer Coalition, the PP&L Industrial Customer Alliance and the consumer advocates of Maryland and Pennsylvania filed pleadings opposing the filings by the other PPL subsidiaries. These parties challenge the FERC's continued reliance on market-based rates to yield just and reasonable prices for wholesale electric transactions and suggest that the FERC change its tests for market power to include capacity and ancillary services markets. While PPL believes its filings demonstrate that all PPL subsidiaries pass the new tests established by the FERC in June 2004, PPL cannot predict the outcome of these proceedings.

Lower Mt. Bethel

In August 2002, the Northampton County Court of Common Pleas issued a decision setting the permissible noise levels for operation of the Lower Mt. Bethel facility. PPL appealed the court's decision to the Commonwealth Court, and an intervenor in the lawsuit cross-appealed the court's decision. In May 2003, the Commonwealth Court remanded the case to the Court of Common Pleas for further findings of fact concerning the zoning application relating to the construction of the facility. In September 2003, the Court of Common Pleas ruled in PPL's favor while also reaffirming its decision on the noise levels, and the intervenor appealed this ruling to the Commonwealth Court. In April 2004, the Commonwealth Court affirmed the decision of the Court of Common Pleas. The intervenor has pending before the Supreme Court of Pennsylvania a Petition for Allowance of Appeal.

The certificate of occupancy for the Lower Mt. Bethel facility was issued by the local township zoning officer in April 2004, and the facility was placed in service in May 2004. In May 2004, the intervenor in the legal proceedings regarding the facility's permissible noise levels filed an appeal with the township board regarding the issuance of the certificate of occupancy. The hearing on the appeal was held in December 2004, and the intervenor's appeal was denied.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 2004.

EXECUTIVE OFFICERS OF THE REGISTRANTS

Officers of PPL, PPL Energy Supply and PPL Electric are elected annually by their Boards of Directors (or Board of Managers for PPL Energy Supply) to serve at the pleasure of the respective Boards. There are no family relationships among any of the executive officers, nor is there any arrangement or understanding between any executive officer and any other person pursuant to which the officer was selected.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any executive officer during the past five years.

Listed below are the executive officers at December 31, 2004:

PPL Corporation

Name	Age	Positions Held During the Past Five Years	Dates

William F. Hecht	61	Chairman, President and Chief Executive Officer	February 1995 - present

John R. Biggar	60	Executive Vice President and Chief Financial Officer	January 2001 - present
		Senior Vice President and Chief Financial Officer	November 1998 - January 2001

James H. Miller	56	Executive Vice President and Chief Operating Officer	September 2004 - present
		Executive Vice President	January 2004 - August 2004
		President - PPL Generation	February 2001 - August 2004
		Executive Vice President - USEC, Inc.	January 1999 - February 2001

Robert J. Grey	54	Senior Vice President, General Counsel and Secretary	March 1996 - present

Paul T. Champagne*	46	President - PPL EnergyPlus	October 2001 - present
		President - PPL Global	May 1999 - October 2001

Rick L. Klingensmith*	44	President - PPL Global	August 2004 - present
		Vice President - Finance - PPL Global	August 2000 - August 2004
		General Manager - Assets - PPL Global	February 2000 - August 2000
		Manager of Energy Systems and Acquisitions - Air Products and Chemicals, Inc.	May 1999 - February 2000

Roger L. Petersen*	53	President - PPL Development Company	September 2004 - present
		President - PPL Global	October 2001 - August 2004
		President and Chief Executive Officer - PPL Montana	May 1999 - October 2001

Bryce L. Shriver*	57	President and Chief Nuclear Officer - PPL Generation	September 2004 - present
		Senior Vice President - PPL Generation	May 2002 - August 2004
		Vice President - Nuclear Site Operations - PPL Susquehanna	July 2000 - May 2002
		Vice President - Nuclear Site Operations - PP&L, Inc.	January 2000 - July 2000

John F. Sipics*	56	President - PPL Electric	October 2003 - present
		Vice President - Asset Management	August 2001 - October 2003
		Vice President - Regulatory Support	August 2000 - August 2001
		Vice President - Delivery Services & Economic Development	October 1998 - August 2000

James E. Abel	53	Vice President - Finance and Treasurer	June 1999 - present

Paul A. Farr	37	Vice President and Controller	August 2004 - present
		Senior Vice President - PPL Global	January 2004 - August 2004
		Vice President - International Operations - PPL Global	June 2002 - January 2004
		Vice President - PPL Global	October 2001 - June 2002
		Vice President and Chief Financial Officer - PPL Montana	June 1999 - October 2001

*	Messrs. Champagne, Klingensmith, Petersen, Shriver and Sipics have been designated executive officers of PPL by virtue of their respective positions at PPL subsidiaries.

PPL Electric Utilities Corporation

Name	Age	Positions Held During the Past Five Years	Dates

John F. Sipics	56	President	October 2003 - present
		Vice President - Asset Management	August 2001 - October 2003
		Vice President - Regulatory Support	August 2000 - August 2001
		Vice President - Delivery Services & Economic Development	October 1998 - August 2000

James E. Abel	53	Treasurer	July 2000 - present
		Vice President - Finance and Treasurer	June 1999 - July 2000

Paul A. Farr	37	Vice President and Controller	August 2004 - present
		Senior Vice President - PPL Global	January 2004 - August 2004
		Vice President - International Operations - PPL Global	June 2002 - January 2004
		Vice President - PPL Global	October 2001 - June 2002
		Vice President and Chief Financial Officer - PPL Montana	June 1999 - October 2001

PPL Energy Supply, LLC

Item 4 is omitted as PPL Energy Supply meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY,
RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES

PPL Corporation

Additional information for this item is set forth in the sections entitled "Quarterly Financial, Common Stock Price and Dividend Data," "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" and "Shareowner and Investor Information" of this report. The number of common shareowners is set forth in "Item 6. Selected Financial and Operating Data."

PPL Energy Supply, LLC

There is no established public trading market for PPL Energy Supply's membership interests. PPL Energy Funding, a direct wholly owned subsidiary of PPL, owns all of PPL Energy Supply's outstanding membership interests. Distributions on the membership interests will be paid as determined by PPL Energy Supply's Board of Managers. PPL Energy Supply made cash distributions to PPL Energy Funding of approximately $410 million in 2004 and $1.2 billion in 2003.

PPL Electric Utilities Corporation

Additional information for this item is set forth in the sections entitled "Quarterly Financial Data" and "Shareowner and Investor Information" of this report.

ITEM 6. SELECTED FINANCIAL AND OPERATING DATA

PPL Energy Supply, LLC

Item 6 is omitted as PPL Energy Supply meets the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K.

ITEM 6. SELECTED FINANCIAL AND OPERATING DATA

PPL Corporation (a)		2004	2003	2002	2001	2000

Income Items - millions
	Operating revenues (b)	$5,812	$5,596	$5,491	$5,147	$4,541
	Operating income	1,387	1,340	1,246	850	1,194
	Income from continuing operations	700	719	360	169	487
	Net income	698	734	208	179	498
Balance Sheet Items - millions (c)
	Property, plant and equipment - net (b)	11,209	10,593	9,733	5,947	5,948
	Recoverable transition costs	1,431	1,687	1,946	2,172	2,425
	Total assets	17,761	17,123	15,552	12,562	12,360
	Long-term debt	7,658	7,859	6,267	5,579	4,784
	Long-term debt with affiliate trusts (d)	89	681
	Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely company debentures (d)			661	825	250
	Preferred stock
	With sinking fund requirements			31	31	46
	Without sinking fund requirements	51	51	51	51	51
	Common equity	4,239	3,259	2,224	1,857	2,012
	Short-term debt	42	56	943	118	1,037
	Total capital provided by investors	12,079	11,906	10,177	8,461	8,180
	Capital lease obligations	11	12
Financial Ratios
	Return on average common equity - %	18.14	26.55	10.27	8.41	27.49
	Embedded cost rates (c)
	Long-term debt - %	6.67	6.56	7.04	6.84	6.98
	Preferred stock - %	5.14	5.14	5.81	5.81	5.87
	Preferred securities - % (d)			8.02	8.13	8.44
	Times interest earned before income taxes	2.72	2.93	1.97	2.19	3.05
	Ratio of earnings to fixed charges - total enterprise basis (e)	2.6	2.5	1.9	1.7	2.5
Common Stock Data
	Number of shares outstanding - thousands
	Year-end	189,072	177,362	165,736	146,580	145,041
	Average	184,228	172,795	152,492	145,974	144,350
	Number of shareowners of record (c)	81,175	83,783	85,002	87,796	91,777
	Income from continuing operations - Basic EPS	$3.80	$4.16	$2.36	$1.16	$3.38
	Income from continuing operations - Diluted EPS	$3.78	$4.15	$2.36	$1.15	$3.37
	Net income - Basic EPS	$3.79	$4.25	$1.37	$1.23	$3.45
	Net income - Diluted EPS	$3.77	$4.24	$1.36	$1.22	$3.44
	Dividends declared per share	$1.64	$1.54	$1.44	$1.06	$1.06
	Book value per share (c)	$22.42	$18.38	$13.42	$12.67	$13.87
	Market price per share (c)	$53.28	$43.75	$34.68	$34.85	$45.188
	Dividend payout rate - % (f)	44	36	106	87	31
	Dividend yield - % (g)	3.08	3.52	4.15	3.04	2.35
	Price earnings ratio (f) (g)	14.13	10.32	25.50	28.57	13.14
Sales Data - millions of kWh
	Domestic - Electric energy supplied - retail	37,664	36,774	36,746	37,395	37,758
	Domestic - Electric energy supplied - wholesale	37,394	37,841	36,849	27,683	40,925
	Domestic - Electric energy delivered	35,897	36,083	35,712	35,534	34,731
	International - Electric energy delivered (h)	32,846	31,952	33,313	5,919	3,735

(a)

The earnings each year were affected by unusual items, which affected net income. See "Earnings" in Management's Discussion and Analysis of Financial Condition and Results of Operations for a description of unusual items in 2004, 2003 and 2002.

(b)	Data for certain years are reclassified to conform to the current presentation.
(c)	At year-end.
(d)

On July 1, 2003, PPL adopted the provisions of SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." The company-obligated mandatorily redeemable preferred securities are mandatorily redeemable financial instruments, as they require the issuer to redeem the securities for cash on a specified date. Thus, they should be classified as liabilities, as a component of long-term debt, instead of "mezzanine" equity on the Balance Sheet. However, as of December 31, 2004 and 2003, no amounts were included in "Long-term Debt" for these securities because PPL Capital Funding Trust I and SIUK Capital Trust I were deconsolidated effective December 31, 2003, in connection with the adoption of FIN 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," for certain entities. Instead, the subordinated debt securities that support the company-obligated mandatorily redeemable preferred securities of the trusts are reflected in "Long-term Debt with Affiliate Trusts" as of December 31, 2004 and 2003, to the extent they were outstanding. See Notes 8 and 22 to the Financial Statements for additional information.

(e)

Computed using earnings and fixed charges of PPL and its subsidiaries. Fixed charges consist of interest on short- and long-term debt, other interest charges, interest on capital lease obligations, the estimated interest component of other rentals and preferred dividends.

(f)	Based on diluted EPS.
(g)	Based on year-end market prices.
(h)	Deliveries for 2002 include the electricity deliveries of WPD for the full year and of CEMAR prior to deconsolidation.

ITEM 6. SELECTED FINANCIAL AND OPERATING DATA

PPL Electric Utilities Corporation (a)	2004	2003	2002	2001	2000

Income Items - millions
Operating revenues	$2,847	$2,788	$2,748	$2,694	$3,336
Operating income	259	251	275	419	669
Income available to PPL Corporation	74	25	39	119	261
Balance Sheet Items - millions (b)
Property, plant and equipment - net	2,657	2,589	2,456	2,319	2,401
Recoverable transition costs	1,431	1,687	1,946	2,172	2,425
Total assets	5,526	5,469	5,583	5,921	6,023
Long-term debt	2,544	2,937	3,175	3,459	3,126
Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely company debentures				250	250
Preferred stock
With sinking fund requirements			31	31	46
Without sinking fund requirements	51	51	51	51	51
Common equity	1,272	1,222	1,147	931	1,160
Short-term debt	42		15		59
Total capital provided by investors	3,909	4,210	4,419	4,722	4,692
Financial Ratios
Return on average common equity - %	5.95	2.08	3.87	11.09	19.40
Embedded cost rates (b)
Long-term debt - %	6.86	6.61	6.83	6.81	6.88
Preferred stock - %	5.14	5.14	5.81	5.81	5.87
Preferred securities - %				8.44	8.44
Times interest earned before income taxes	1.45	1.22	1.33	1.92	2.81
Ratio of earnings to fixed charges (c)	1.4	1.2	1.2	1.7	2.5
Sales Data
Customers (thousands) (b)	1,351	1,330	1,308	1,298	1,270
Electric energy delivered - millions of kWh
Residential	13,441	13,266	12,640	12,269	11,924
Commercial	12,610	12,388	12,371	12,130	11,565
Industrial	9,611	9,599	9,853	10,000	10,224
Other	163	154	169	211	194

Retail electric sales	35,825	35,407	35,033	34,610	33,907
Wholesale electric sales (d)	72	676	679	924	17,548

Total electric energy sales delivered	35,897	36,083	35,712	35,534	51,455

Electric energy supplied as a PLR - millions of kWh	34,832	33,627	33,747	31,653	32,260

(a)

The earnings each year were affected by unusual items, which affected net income. See "Earnings" in Management's Discussion and Analysis of Financial Condition and Results of Operations for a description of unusual items in 2004, 2003 and 2002.

(b)	At year-end.
(c)

Computed using earnings and fixed charges of PPL Electric and its subsidiaries. Fixed charges consist of interest on short- and long-term debt, other interest charges, interest on capital lease obligations and the estimated interest component of other rentals.

(d)

After the July 1, 2000, corporate realignment, PPL Electric had only wholesale sales to municipalities and NUG purchases that are resold to PPL EnergyPlus. The contracts for wholesale sales to municipalities expired in January 2004.

PPL CORPORATION
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

PPL is an energy and utility holding company with headquarters in Allentown, PA. See "Item 1. Business - Background," for descriptions of PPL's major segments. See Exhibit 99 in Item 15 for a listing of the current corporate organization. Through its subsidiaries, PPL is primarily engaged in the generation and marketing of electricity in two key markets - the northeastern and western U.S. - and in the delivery of electricity in Pennsylvania, the U.K. and Latin America. PPL's strategy for its electricity generation and marketing business is to match energy supply with load, or customer demand, under long-term and intermediate-term contracts with creditworthy counterparties. PPL's strategy for its electricity delivery businesses is to own and operate these businesses at the highest level of quality and reliability and at the most efficient cost.

PPL faces several risks in its generation business. The principal risks are electricity wholesale price risk, fuel supply and price risk, power plant performance and counterparty credit risk. PPL attempts to manage these risks through various means. For instance, PPL operates a portfolio of generation assets that is diversified as to geography, fuel source, cost structure and operating characteristics. PPL is focused on the operating efficiency of these power plants and maintaining their availability. In addition, PPL has in place and continues to pursue long-term and intermediate-term contracts for energy sales and fuel supply, and other means, to mitigate the risks associated with adverse changes in the difference, or margin, between the cost to produce electricity and the price at which PPL sells it. PPL's contractual commitments for energy sales are primarily satisfied through its own generation assets - i.e., PPL primarily markets and trades around its physical portfolio of generating assets through integrated generation, marketing and trading functions. PPL has in place risk management programs that, among other things, are designed to monitor and manage its exposure to volatility of earnings and cash flows related to changes in energy and fuel prices, interest rates, foreign currency exchange rates, counterparty credit quality and the operational performance of its generating units.

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

  "Results of Operations" provides an overview of PPL's operating results in 2004, 2003 and 2002, starting with a review of earnings. The earnings review includes a listing of certain unusual items that had significant impacts in these years, and it also includes a description of key factors that management expects may impact future earnings. "Results of Operations" also includes an explanation of changes during this three-year period in significant income statement components, such as energy margins, utility revenues, operation and maintenance expenses, financing costs, income taxes and cumulative effects of accounting changes.
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

The information provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with PPL's Financial Statements and the accompanying Notes.

Terms and abbreviations are explained in the glossary. Dollars are in millions, except per share data, unless otherwise noted.

Results of Operations

The following discussion, which explains significant annual changes in principal items on the Statement of Income, compares 2004 to 2003 and compares 2003 to 2002.

WPD's results, as consolidated in PPL's Statement of Income, are impacted by changes in foreign currency exchange rates. Changes in foreign exchange rates increased WPD's portion of revenue and expense line items by about 12% in 2004 compared with 2003, and by about 9% in 2003 compared with 2002.

The comparability of certain items on the 2003 and 2002 Statements of Income has also been impacted by PPL Global's investment in CEMAR. The consolidated results of CEMAR are included from January to August 2002, when PPL had a controlling interest. See Note 9 to the Financial Statements for more information, including the sale of this investment in 2004.

Earnings

Net income and the related EPS were as follows:

	2004	2003	2002

Net income	$698	$734	$208

EPS - basic	$3.79	$4.25	$1.37

EPS - diluted	$3.77	$4.24	$1.36

The after-tax changes in net income were primarily due to:

	2004 vs. 2003	2003 vs. 2002

Domestic:

Eastern U.S. non-trading margins	$35	$(2)

Northwestern U.S. non-trading margins	(1)	16

Southwestern U.S. non-trading margins	(5)	5

Net energy trading margins	7	(6)

Delivery revenues (net of CTC/ITC amortization, interest expense on transition bonds and ancillary charges)	5	11

Operation and maintenance expenses	(17)	(41)

Realized earnings on nuclear decommissioning trust (Note 16)	(16)	12

Contribution of property	(10)	12

Taxes, other than income (excluding gross receipts tax)	10	(14)

Synfuel earnings	11	2

Depreciation	(22)

Energy related businesses	(5)	(4)

Interest income on IRS tax settlement	14

Reduction in tax reserves associated with stranded costs securitization	22

Interest expense and distributions on preferred securities	(14)	51

Other	6	(6)

Total Domestic	20	36

	2004 vs. 2003	2003 vs. 2002

International:

U.K. operations:

Benefit of complete ownership of WPD (Note 9)		29

Impact of changes in foreign currency exchange rates	22	14

Distribution margins	5

Operation and maintenance expenses	11

Other	(6)	1

Latin America	3	18

Other	(7)	3

Total International	28	65

Unusual items	(84)	425

	$(36)	$526

The changes in net income from year to year were, in part, attributable to several unusual items with significant earnings impacts, including accounting changes, discontinued operations and infrequently occurring items. The after-tax impacts of these unusual items are:

	2004	2003	2002

Accounting changes:

ARO (Note 21)		$63

Consolidation of variable interest entities (Note 22)		(27)

Goodwill impairment (Note 19)			$(150)

Sale of CGE (Note 9)	$(7)

Sale of CEMAR (Note 9)	23

Discontinued operations (Note 9)	(2)	(20)

CEMAR-related net tax benefit (Note 5)		81

Impairment of investment in technology supplier (Note 9)	(6)

Workforce reduction (Note 20)		(5)	(44)

Write-down of generation assets (Note 9)			(26)

CEMAR operating losses (Note 9)			(23)

CEMAR impairment (Note 9)			(98)

Tax benefit - Teesside (Note 9)			8

Total	$8	$92	$(333)

The year-to-year changes in earnings components, including domestic gross energy margins by region and income statement line items, are discussed in the balance of "Results of Operations."

PPL's future earnings could be, or will be, impacted by a number of key factors, including the following:

  PPL's future energy margins and, consequently, its future earnings, may be impacted by fluctuations in market prices for electricity, as well as fluctuations in fuel prices, fuel transportation costs and emission allowance expenses. For instance, although PPL expects market prices for electricity in 2005 to be higher than in 2004, PPL is not expecting an increase in its 2005 energy margins due to expected increases in the cost of fuel, fuel transportation and emissions allowances.
  A key part of PPL's overall strategy is to enter into long-term and intermediate-term energy supply agreements in order to mitigate market price and supply risk. PPL's ability to continue to enter into such agreements, and to renew existing energy supply agreements, may affect its future earnings. See "Item 1. Business - Power Supply" and Note 14 to the Financial Statements for more information regarding PPL's wholesale energy commitments and Note 15 for more information regarding the PLR contracts.
  As discussed in "Item 1. Business - Background," PPL Electric has agreed to provide electricity supply to its PLR customers at predetermined rates through 2009, and it has entered into PUC-approved, full requirements energy supply agreements with PPL EnergyPlus to fulfill its PLR obligation. The predetermined charges for generation supply which PPL Electric collects from its PLR customers and pays to PPL EnergyPlus under the energy supply agreements provide for annual increases in each year commencing in 2006 and continuing through 2009. PPL Electric's PLR obligation after 2009 will be determined by the PUC pursuant to rules that have not yet been promulgated.
  Due to current electricity and natural gas price levels, there is a risk that PPL may be unable to recover its investment in certain gas-fired generation facilities. Under GAAP, PPL does not believe that there is an impairment charge to be recorded for these facilities at this time. PPL is unable to predict the earnings impact of this issue, based upon future energy and fuel price levels, applicable accounting rules and other factors, but such impact may be material.
  In June 2004, a subsidiary of PPL Generation agreed to sell the 450 MW Sundance power plant to Arizona Public Service Company (APS). Each party has waived the remaining contractual conditions for approval of the transaction by the Arizona Corporation Commission. The sale still requires approvals of the FERC under the Federal Power Act. PPL cannot predict whether or when these approvals will be obtained. PPL estimates that a loss on sale or an impairment charge of about $47 million after tax, or $0.25 per share, could be recorded in 2005 depending on the timing and likelihood of obtaining the FERC approvals.
  PPL's ability to manage operational risk with respect to its generation plants is critical to its financial performance. Specifically, depending on the timing and duration of both planned and unplanned outages (in particular, if such outages are during peak periods or periods of severe weather), PPL's revenue from energy sales could be adversely affected and its need to purchase power to satisfy its energy commitments could be significantly increased. PPL has been successful in the past several years in increasing fleet-wide equivalent availability (i.e., the percentage of time in a year that a generating unit is capable of producing power) from the low 80% range to over 90%. However, since many of its generating units are reaching mid-life, PPL is faced with the potential for outages of longer duration to accommodate significant investments in major component replacements.
  PPL has interests in two synthetic fuel facilities and receives tax credits pursuant to Section 29 of the Internal Revenue Code based on its sale of synthetic fuel to unaffiliated third-party purchasers. PPL has estimated that these facilities will contribute approximately $0.21 to annual EPS through 2007. See Note 14 to the Financial Statements for a discussion of the requirements to receive the Section 29 tax credits, the IRS review of synthetic fuel production procedures and the impact of higher oil prices on the Section 29 tax credits.
  In March 2004, PPL Electric filed a request with the PUC for an overall annual net increase in distribution rates of approximately $164 million (subsequently amended to $160 million), based on a return on equity of 11.5%, and notified the PUC that it planned to pass through to customers approximately $57 million in increased transmission charges imposed on PPL Electric by PJM. In December 2004, the PUC approved an increase in PPL Electric's distribution rates of approximately $137 million (based on a return on equity of 10.7%), and approved PPL Electric's proposed mechanism for collecting the additional $57 million in transmission-related charges, for a total increase of approximately $194 million, effective January 1, 2005.
  In January 2005, severe ice storms hit PPL Electric's service territory. PPL Electric had to restore service to about 238,000 customers. Although the actual cost of these storms and the specific allocation of such cost between operation and maintenance expense and capital costs is not yet finalized, PPL Electric currently estimates a total cost of $22 million, with approximately 85% being expensed.

  On February 11, 2005, PPL Electric filed a petition with the PUC for authority to defer and amortize for regulatory accounting and reporting purposes its actual cost of these storms, excluding capitalized costs of approximately $3 million and regular payroll expenses of approximately $2 million (pursuant to PUC precedent on this issue). If the PUC grants this petition, PPL Electric's management at that time will assess the recoverability of these costs in PPL Electric's next general rate increase proceeding. Based on the PUC's action on the petition and management's assessment, PPL Electric would either record these storm expenses, excluding regular payroll, as a regulatory asset in accordance with SFAS 71, "Accounting for the Effects of Certain Types of Regulation," or record these storm expenses on its income statement. If the PUC grants the petition before PPL Electric files its Form 10-Q for the first quarter of 2005, the result of this assessment will be reflected in PPL Electric's financial statements for the first quarter of 2005. If the PUC has not acted on or has denied the petition by such date, PPL Electric would record these storm expenses on its income statement. At this time, PPL Electric cannot predict the outcome of this matter.

  Earnings in 2005 and beyond are expected to continue to be adversely affected by increased pension costs. Specifically, WPD will experience increased pension costs due to a recent actuarial valuation of WPD's plans that reflects higher pension obligations. The increase in pension costs in 2005 is forecasted to be approximately $22 million after tax, and the increase in pension costs is expected to continue to be significant in 2006. See "Other Operation and Maintenance" for the impact on earnings in 2004.
  PPL is unable to predict whether future impairments of goodwill may be required for its domestic and international investments. While no goodwill impairments were required based on the annual review performed in the fourth quarter of 2004, future impairments may occur due to determinations of carrying value exceeding the fair value of these investments.
  See Note 14 to the Financial Statements for potential commitments and contingent liabilities that may impact future earnings.
  See "Application of Critical Accounting Policies" for an overview of accounting policies that are particularly important to the results of operations and financial condition of PPL and that require PPL's management to make significant estimates, assumptions and other judgments. Although PPL's management believes that these estimates, assumptions and other judgments are appropriate, they relate to matters that are inherently uncertain.
  See Note 23 to the Financial Statements for new accounting standards that have been issued but not yet adopted by PPL that may impact future earnings.

Domestic Gross Energy Margins

The following table provides changes in the income statement line items that comprise domestic gross energy margins:

	2004 vs. 2003	2003 vs. 2002

Utility revenues	$183	$31

Unregulated retail electric and gas revenues	(34)	(30)

Wholesale energy marketing revenues	25	183

Net energy trading margins	12	(10)

Other revenue adjustments (a)	(112)	4

Total revenues	74	178

Fuel	125	44

Energy purchases	(87)	100

Other cost adjustments (a)	(25)	12

Total cost of sales	13	156

Domestic gross energy margins	$61	$22

(a)

Adjusted to exclude the impact of any revenues and costs not associated with domestic gross energy margins, in particular, revenues and energy costs related to the international operations of PPL Global and the domestic delivery operations of PPL Electric and PPL Gas Utilities. Also adjusted to include gains or losses on sales of emission allowances, which are included in "Other operation and maintenance" expenses on the Statement of Income, and the reduction of the reserve for Enron receivables, as described in Note 17 to the Financial Statements.

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

	2004 vs. 2003	2003 vs. 2002

Eastern U.S. non-trading	$59	$(4)

Northwestern U.S. non-trading	(2)	27

Southwestern U.S. non-trading	(8)	9

Net energy trading	12	(10)

Domestic gross energy margins	$61	$22

Eastern U.S.

Eastern U.S. non-trading margins were higher in 2004 compared to 2003, primarily due to 3% higher generation, as well as higher prices and slightly higher sales volumes. In PJM, where the majority of PPL's Eastern wholesale activity occurs, average spot prices rose 15% in 2004 over 2003. PPL also benefited from favorable transmission congestion positions. In addition, retail energy prices increased by approximately 1% in 2004 in accordance with the schedule established by the PUC Final Order. The higher volumes reflect the return of customers who had previously shopped for electricity, as well as new load obligations in Connecticut and New Jersey, partially offset by lower wholesale sales. Partially offsetting these improvements were increased supply costs driven by increased fossil fuel and purchased power prices.

Eastern U.S. non-trading margins were essentially flat in 2003 compared to 2002 due to lower supply costs in 2002 caused by the buyout of a NUG contract in February 2002, which reduced 2002's power purchases by $25 million. Excluding the NUG buyout, margins in 2003 were higher compared to 2002, primarily due to higher wholesale volumes, which increased by 47%. The higher volumes were primarily driven by market opportunities to optimize the value of generating assets and by higher spot prices that allowed PPL Energy Supply to increase the utilization of its higher-cost generating units.

Northwestern U.S.

Northwestern U.S. non-trading margins were slightly lower in 2004 compared to 2003, due in part to a retroactive coal price adjustment caused by an unfavorable arbitration ruling. Incremental expense of $6 million was recorded in 2004 as a result of the ruling, most of which related to years 2001 to 2003. Contributing to the decrease in margins in 2004 compared to 2003 was a $6 million positive impact to 2003 margins related to a partial reversal of a reserve against Enron receivables (discussed in Note 17 to the Financial Statements) and a 2003 favorable litigation settlement of $3 million with Energy West Resources. These decreases were offset by improved generation and higher prices.

Northwestern U.S. non-trading margins were higher in 2003 compared to 2002, due to higher wholesale prices. Average wholesale prices for 2003 were $6/MWh higher than prices in 2002. A $6 million partial reversal of a reserve against Enron receivables (discussed in Note 17 to the Financial Statements) and a favorable settlement of $3 million with Energy West Resources also positively impacted margins in 2003.

Southwestern U.S.

Southwestern U.S. non-trading margins were lower in 2004 compared to 2003, primarily due to wholesale sales volumes decreasing 17%. Also contributing to the decrease in margins in 2004 compared to 2003 was a $3 million positive impact to 2003 margins related to a partial reversal of a reserve against Enron receivables (discussed in Note 17 to the Financial Statements).

Southwestern U.S. non-trading margins were higher in 2003 compared to 2002, due to the inception of new tolling agreements in Arizona and an increase of average wholesale prices by $16/MWh in 2003 compared to 2002. In addition, margins were positively impacted by $3 million in 2003 related to a partial reversal of a reserve against Enron receivables.

Net Energy Trading

PPL enters into certain energy contracts that meet the criteria of trading derivatives as defined by EITF Issue 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities." These physical and financial contracts cover trading activity associated with electricity, gas and oil. The $12 million increase in 2004 compared to 2003 was due to a $6 million increase in electricity positions and a $6 million increase in gas and oil positions. The $10 million decrease in 2003 compared to 2002 was primarily due to realized electric swap losses in 2003. The physical volumes associated with energy trading were 5,700 GWh and 11.7 Bcf in 2004; 5,200 GWh and 12.6 Bcf in 2003; and 9,600 GWh and 12.4 Bcf in 2002. The amount of energy trading margins from unrealized mark-to-market transactions was $13 million in 2004 and not significant in 2003 and 2002.

Utility Revenues

The increases in utility revenues were attributable to the following:

	2004 vs. 2003	2003 vs. 2002

Domestic:

Retail electric revenue (PPL Electric)

PLR electric generation supply	$94	$22

Electric delivery	(7)	48

Wholesale electric revenue (PPL Electric)	(23)	1

Gas revenue (PPL Gas Utilities)	22	6

Other	(1)	(1)

International:

Retail electric delivery (PPL Global)

U.K.	70	36

Chile	27	18

Bolivia	1	1

Brazil		(113)

El Salvador		13

	$183	$31

The increase in utility revenues for 2004 compared with 2003 was attributable to:

  higher PLR revenues due to higher energy and capacity rates, and a 3.6% increase in volume, in part due to the return of customers previously served by alternate suppliers;
  higher gas revenues primarily due to off-system sales of storage gas in the fourth quarter of 2004, and the increase in natural gas prices, which are a pass-through to customer rates, partially offset by a decrease in volume;
  higher WPD revenues, primarily due to the change in foreign currency exchange rates;
  higher revenues in Chile, due to higher energy prices, which are a pass-through to customer rates, the change in foreign currency exchange rates, and a 7% increase in sales volume; partially offset by lower electric delivery revenues due to a decrease in ITC and CTC revenue as a result of lower ITC rates, and several rate groups reaching their rate cap; and
  lower wholesale electric revenues, due to the expiration of all PPL Electric municipal purchase power agreements at the end of January 2004.

The increase in utility revenues for 2003 compared with 2002 was attributable to:

  higher electric delivery revenues resulting from a 1.1% increase in delivery sales, in part due to colder winter weather in the first quarter of 2003;
  higher PLR revenues, due to higher energy and capacity rates;
  higher gas revenues, primarily due to higher sales volume of propane and natural gas;
  higher WPD revenues, primarily due to the change in foreign currency exchange rates;
  higher revenues in El Salvador, primarily due to higher volume and higher pass-through energy costs, partially offset by a 6% tariff reduction effective January 1, 2003; and
  higher revenues in Chile, primarily due to higher volume and the consolidation of TransEmel (see Note 9 to the Financial Statements); partially offset by lower revenues in Brazil attributable to the deconsolidation of CEMAR in August 2002 (see Note 9).

Energy Related Businesses

Energy related businesses contributed $45 million less to operating income in 2004 compared with 2003. The decrease was primarily attributable to the following:

  a $15 million pre-tax loss on the sale of CGE in 2004 (see Note 9 to the Financial Statements);
  a $5 million pre-tax decrease from mechanical contracting and engineering subsidiaries due to the continued decline in capital spending in commercial and industrial markets, lower margins experienced in those markets, and cost overruns at two major projects;
  a $3 million pre-tax decrease from Latin American subsidiaries due primarily to lower dividends received and lower construction sales; and
  a $17 million higher pre-tax operating loss from synfuel projects.

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
  an $8 million decrease in Latin America revenues from lower material and construction project sales (In 2002, a Bolivian subsidiary participated in the construction of a 1,500 kilometer transmission line in rural areas.); and
  a $3 million decrease in margins from telecommunications, due to the acquisition of a fiber optic network and start-up activities for new products; partially offset by a $3 million improvement in contributions from mechanical contracting subsidiaries, due to enhanced project controls that were implemented to minimize project overruns, offset by a continuing decline in construction markets in 2003.

Other Operation and Maintenance

The increases in other operation and maintenance expenses were primarily due to:

	2004 vs. 2003	2003 vs. 2002

Property damage and environmental insurance settlements which were recorded in 2003	$27	$(27)

Increase in domestic and international pension costs	18	47

Increased operating expenses in domestic business lines and other		54

Additional expenses of new generating facilities	5	28

Increase in WPD expenses due to regulatory accounting adjustments, and resolution of purchase accounting contingencies in 2002 related to the Hyder acquisition		18

Increase in foreign currency exchange rates	15	10

Increase in WPD tree trimming costs	8

Decrease in the Clean Air Act contingency relating to generating facilities recorded in 2003	8	(8)

Outage costs associated with planned maintenance at the Montour and Conemaugh plants	7

Consulting and independent auditor costs to meet the requirements of Sarbanes-Oxley 404	6

Write-off of Hurricane Isabel costs not approved for recovery by the PUC	4

Accretion expense as a result of applying SFAS 143 (Note 21)	1	18

Timing and extent of outage costs associated with the planned refueling and inspection at the Susquehanna station and of other nuclear-related expenses	2	7

Change to account for CEMAR on the cost method in 2002		(38)

Estimated reduction in salaries and benefits as a result of the workforce reduction initiated in 2002 (Note 20)		(28)

Decrease in lease expense due to consolidation of the Sundance and University Park generation facilities	(24)

Vacation liability adjustment in 2002 in conjunction with the workforce reduction		(15)

WPD capitalization	(13)

Increase (decrease) in other postretirement benefit expense	(12)	16

Decrease in Brunner Island expenses due to outage work in 2003. No major outage work performed in 2004	(6)

Gains on sales of emission allowances	(1)	(17)

Other	(3)	5

	$42	$70

The $18 million increase in net pension costs was attributable to reductions in the discount rate assumption for PPL's domestic and international pension plans at December 31, 2003. Although financial markets have improved and PPL's domestic and international pension plans have experienced significant asset gains in 2003 and 2004, domestic interest rates on fixed-income obligations have continued to fall, requiring a further reduction in the discount rate assumption for PPL's domestic plans as of December 31, 2004. The reduction in the discount rate assumption has a significant impact on the measurement of plan obligations and net pension cost. In addition, there was an increase in the obligations of the WPD pension plan as determined by its most recent actuarial valuation as of March 31, 2004. PPL's net pension costs are expected to increase by approximately $40 million in 2005. Approximately $31 million of the increased costs is attributable to the WPD pension plans. See Note 12 to the Financial Statements for details of the funded status of PPL's pension plans.

Depreciation

Increases in depreciation expense were primarily due to:

	2004 vs. 2003	2003 vs. 2002

Additions to PP&E	$13	$29

Sundance and University Park generation facilities - FIN 46 (a)	15

Depreciation on Lower Mt. Bethel generation facility, which began commercial operation in May 2004	10

Foreign currency exchange rates	16	10

Lower depreciation due to deconsolidation of CEMAR in 2002		(7)

2003 purchase accounting adjustments to WPD assets (Note 9)	(22)	3

No decommissioning expense in 2003 due to application of SFAS 143, "Accounting for Asset Retirement Obligations" (b)		(22)

	$32	$13

(a)

The lessor of these facilities was consolidated under FIN 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," effective December 31, 2003. In June 2004, subsidiaries of PPL Energy Supply purchased the Sundance and University Park generation assets from the lessor that was consolidated by PPL Energy Supply under FIN 46. See Note 22 to the Financial Statements for additional information.

(b)

There was a corresponding recording of accretion expense for PPL Susquehanna in 2003, which is included in "Other operation and maintenance" expense on the Statement of Income. See Note 21 to the Financial Statements for additional information.

Taxes, Other Than Income

Taxes, other than income, decreased by $6 million in 2004 compared with 2003. The decrease was primarily due to a $14 million reversal of a prior year accrual and a $5 million decrease in domestic capital stock expense, partially offset by a $9 million increase in WPD property taxes. In the first quarter of 2004, PPL Electric reversed a $14 million accrued liability for 1998 and 1999 PURTA taxes that had been accrued based on potential exposure in the proceedings regarding the Susquehanna nuclear station tax assessment. The rights of the third-party intervenors to further appeal expired in 2004. WPD's property taxes increased by $9 million, primarily from the impact of changes in foreign currency exchange rates, adjustments recorded in 2003 and an increase in property tax rates.

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

Other Income - net

See Note 16 to the Financial Statements for details of other income and deductions.

Financing Costs

The increase (decrease) in financing costs, which include "Interest Expense" and "Distributions on Preferred Securities," were primarily due to:

	2004 vs. 2003	2003 vs. 2002

Increase in interest expense due to consolidation of the lessors of the Sundance, University Park and Lower Mt. Bethel generation facilities, in accordance with FIN 46	$34

Financing costs associated with the repayment of the consolidated trust's debt for the Sundance and University Park generation facilities	9

Increase in foreign currency exchange rates	15	$10

Decrease in interest expense due to hedging activities accounted for under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities"	(10)	(20)

Decrease in amortization expense	(5)	(13)

Decrease in short-term debt interest expense	(10)	(20)

Decrease in long-term debt interest expense	(1)	(31)

Decrease in long-term debt interest from the deconsolidation of CEMAR in August 2002		(34)

Charge in 2002 related to the ineffectiveness and subsequent dedesignation of hedges on anticipated debt issuances that did not occur		(15)

Charge in 2002 to cancel a remarketing agreement		(24)

Decrease in capitalized interest	1	14

Write-off of unamortized swap costs on WPD debt restructuring in 2003	(11)	11

Other	1	(3)

	$23	$(125)

Income Taxes

Income tax expense increased by $25 million in 2004 compared with 2003. This increase was primarily attributable to:

  an $84 million tax benefit recognized in 2003 related to foreign investment losses not recurring in 2004; and
  a $9 million tax benefit recognized in 2003 related to a charitable contribution of property not recurring in 2004; offset by a $22 million tax benefit recognized in 2004 related to a reduction in tax reserves associated with stranded costs securitization predicated upon management's reassessment of its best estimate of probable tax exposure, relative to 2003;
  a $25 million decrease in tax expense on foreign earnings in 2004; and
  a $22 million tax benefit recognized in 2004 related to additional nonconventional fuel tax credits in excess of credits recognized in 2003.

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
  a $9 million decrease related to a contribution of property; and
  a $2 million decrease related to additional nonconventional fuel tax credits recognized; offset by higher pre-tax domestic book income, resulting in an $84 million increase in income taxes.

Annual tax provisions include amounts considered sufficient to pay assessments that may result from examination of prior year tax returns by taxing authorities. However, the amount ultimately paid upon resolution of any issues raised by such authorities may differ materially from the amount accrued. In evaluating the exposure associated with various filing positions, PPL accounts for changes in probable exposures based on management's best estimate of the amount that should be recognized. An allowance is maintained for the tax contingencies, the balance of which management believes to be adequate. During 2004, PPL reached partial settlement with the IRS with respect to the tax years 1991 through 1995 and received a cash refund in the amount of $52 million. As a result of this settlement, the net tax impact recorded in 2004 was not significant.

See Note 5 to the Financial Statements for details on effective income tax rates and for information on the American Jobs Creation Act of 2004.

Discontinued Operations

In 2003, PPL reported a loss of $20 million in connection with the approval of a plan of sale of PPL Global's investment in a Latin American telecommunications company. An additional $2 million loss was recorded in 2004, representing operating losses through the date of the sale. See "Discontinued Operations" in Note 9 to the Financial Statements for additional information related to the sale.

Cumulative Effects of Changes in Accounting Principles

In 2003, PPL recorded a charge of $27 million, after-tax, as a cumulative effect of a change in accounting principle in connection with the adoption of FIN 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," for certain entities. See Note 22 to the Financial Statements for additional information.

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

PPL adopted SFAS 142, "Goodwill and Other Intangible Assets," on January 1, 2002. SFAS 142 requires an annual impairment test of goodwill and other intangible assets that are not subject to amortization. PPL performed a transition impairment analysis in the first quarter of 2002 and recorded a transition goodwill impairment charge of $150 million. See Note 19 to the Financial Statements for additional information.

Financial Condition

Liquidity

PPL is focused on maintaining a strong liquidity position and strengthening its balance sheet, thereby improving its credit profile. PPL believes that its cash on hand, operating cash flows, access to debt and equity capital markets and borrowing capacity, taken as a whole, provide sufficient resources to fund its ongoing operating requirements, future security maturities and estimated future capital expenditures. PPL currently expects cash on hand at the end of 2005 to be about $300 million, with about $2.3 billion in available credit facilities. However, PPL's cash flows from operations and its access to cost effective bank and capital markets are subject to risks and uncertainties, including but not limited to, the following:

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
  unusual or extreme weather that may damage PPL's transmission and distribution facilities or affect energy sales to customers;
  reliance on transmission and distribution facilities that PPL does not own or control to deliver its electricity and natural gas;
  unavailability of generating units (due to unscheduled or longer-than-anticipated generation outages) and the resulting loss of revenues and additional costs of replacement electricity;
  ability to recover and the timeliness and adequacy of recovery of costs associated with regulated utility businesses; and
  a downgrade in PPL's or PPL's subsidiaries' credit ratings that could negatively affect their ability to access capital and increase the cost of maintaining credit facilities and any new debt.

At December 31, 2004, PPL had $616 million in cash and cash equivalents and $42 million of short-term debt compared to $466 million in cash and cash equivalents and $56 million of short-term debt at December 31, 2003, and $245 million in cash and cash equivalents and $943 million of short-term debt at December 31, 2002. The changes in cash and cash equivalents resulted from the following:

	2004	2003	2002

Net Cash Provided by Operating Activities	$1,437	$1,340	$774

Net Cash Used in Investing Activities	(718)	(739)	(1,057)

Net Cash Used in Financing Activities	(578)	(387)	(363)

Effect of Exchange Rates on Cash & Cash Equivalents	9	7	2

Increase (Decrease) in Cash & Cash Equivalents	$150	$221	$(644)

Net Cash Provided by Operating Activities

Net cash from operating activities increased by 7%, or $97 million, in 2004 versus 2003, reflecting higher energy margins and other improvements in cash-adjusted net income.

Important elements supporting the stability of PPL's cash provided by operating activities are the long-term and intermediate-term commitments from wholesale and retail customers and long-term fuel supply contracts PPL has in place. PPL estimates that, on average, approximately 83% of its expected annual generation output for the period 2005 through 2009 is committed under long-term and intermediate-term energy supply contracts. PPL EnergyPlus also enters into contracts under which it agrees to sell and purchase electricity, natural gas, oil and coal. These contracts often require cash collateral or other credit enhancement, or reductions or terminations of a portion of the entire contract through cash settlement in the event of a downgrade of PPL or the respective subsidiary's credit ratings or adverse changes in market prices. For example, in addition to limiting its trading ability, if PPL or its respective subsidiary's ratings were lowered to below "investment grade" and energy prices increased by 10%, PPL estimates that, based on its December 31, 2004, positions, it would have had to post additional collateral of approximately $280 million, compared to $190 million at December 31, 2003. PPL has in place risk management programs that, among other things, are designed to monitor and manage its exposure to volatility of cash flows related to changes in energy prices, interest rates, foreign currency exchange rates, counterparty credit quality and the operational performance of its generating units.

Net cash from operating activities increased by $566 million in 2003 versus 2002 reflecting higher net income adjusted for non-cash items, working capital improvements and lower cash income taxes. In addition, 2002 included cash outlays of $152 million for the cancellation of generation projects and $50 million for the termination of a NUG contract. The higher net income in 2003 was principally driven by complete ownership of WPD, higher wholesale energy margins, lower interest expense and savings from a workforce reduction program in the U.S. that commenced in 2002. The working capital improvements resulted from a decrease in accounts receivable and prepayments. These positive changes were partially offset by rising transmission and distribution operating costs at PPL Electric and other factors.

Net Cash Used in Investing Activities

Net cash used in investing activities decreased by 3%, or $21 million, in 2004 versus 2003 primarily as the result of the $123 million proceeds from the sale of PPL's minority interest in CGE. The primary use of cash for investing activities is capital and investment expenditures. See "Capital Expenditure Requirements" for capital and investment expenditures in 2004 and expected expenditures in 2005 through 2009. In 2005, PPL expects to be able to fund all of its capital expenditures with cash from operations and cash on hand.

The $318 million reduction in net cash used in investing activities in 2003, compared with 2002, was primarily due to reduced investment in generation assets and electric energy projects and the acquisition of the controlling interest in WPD in September 2002.

Net Cash Used in Financing Activities

Net cash used in financing activities was $578 million in 2004, compared to $387 million in 2003. The increase primarily reflects higher retirement of long-term debt and increased dividends to shareholders. In 2004, cash used in financing activities primarily consisted of net debt retirements of $863 million and common and preferred dividends paid of $299 million, partially offset by common stock sale proceeds of $596 million, of which $575 million related to the settlement of the common stock purchase contracts that were a component of the PEPS Units and the PEPS Units, Series B. In 2003, cash used in financing activities primarily consisted of net debt retirements of $460 million, preferred stock retirements of $31 million and common and preferred dividends paid of $287 million, partially offset by common stock sale proceeds of approximately $426 million. PPL currently has no plans to issue any significant amounts of additional common stock. See Note 8 to the Financial Statements for additional information on common stock sales in 2004.

PPL's debt financing activity in 2004 was as follows:

	Issuances	Retirements

PPL Energy Supply Senior Unsecured Notes	$300

PPL Capital Funding Medium-Term Notes		$(104)

PPL Transition Bond Company Transition Bonds		(264)

PPL Electric First Mortgage Bonds		(71)

PPL Electric Senior Secured Bonds		(59)

PPL Energy Supply lease financing		(656)

WPD short-term debt (net change)		(56)

PPL Electric Asset-backed Commercial Paper (net change)	42

North Penn Gas, Inc. Notes		(2)

Latin American companies long-term debt	22	(15)

Total	$364	$(1,227)

Net reduction		$(863)

Debt issued during 2004 had stated interest rates ranging from 1.1% to 9.0% and maturities from 2004 through 2014. See Note 8 to the Financial Statements for more detailed information regarding PPL's financing activities.

In March 2004, PPL Electric reactivated its commercial paper program to provide it with an additional financing source to fund its short-term liquidity needs, if and when necessary. At December 31, 2004, PPL Electric had no commercial paper outstanding.

In August 2004, PPL Electric began participating in an asset-backed commercial paper program through which PPL Electric obtains financing by selling and contributing its eligible accounts receivable and unbilled revenue to a special purpose, wholly owned subsidiary on an ongoing basis. The subsidiary pledges these assets to secure loans of up to an aggregate of $150 million from a commercial paper conduit sponsored by a financial institution. PPL Electric expects to use the proceeds from the program for general corporate purposes and to cash collateralize letters of credit. At December 31, 2004, the loan balance outstanding was $42 million, all of which was being used to cash collateralize letters of credit.

In December 2004, PPL Energy Supply reactivated its commercial paper program to provide it with an additional financing source to fund its short-term liquidity needs, if and when necessary. At December 31, 2004, PPL Energy Supply had no commercial paper outstanding and currently has no plans to access the commercial paper market in the short-term.

At December 31, 2004, PPL's total committed borrowing capacity under credit facilities and the use of this borrowing capacity were as follows:

	Committed Capacity	Borrowed	Letters of Credit Issued (d)	Available Capacity

PPL Electric Credit Facilities (a)	$300			$300

PPL Energy Supply Credit Facilities (b)	1,100		$250	850

WPD (South West) Bank Facilities (c)	769		2	767

Total	$2,169		$252	$1,917

(a)

PPL Electric's credit facilities allow for borrowings at LIBOR-based rates plus a spread, depending upon the company's public debt rating. PPL Electric also has the capability to cause the lenders to issue up to $300 million of letters of credit under these facilities, which issuances reduce available borrowing capacity.

The credit facilities contain a financial covenant requiring debt to total capitalization to not exceed 70%. At December 31, 2004 and 2003, PPL Electric's consolidated debt to total capitalization percentages, as calculated in accordance with its credit facilities, were 54% and 57%. The credit facilities also contain certain representations and warranties that must be made for PPL Electric to borrow under them, including, but not limited to, a material adverse change clause that relates to PPL Electric's ability to perform its obligations under the credit agreements and related loan documents.

(b)

PPL Energy Supply's credit facilities allow for borrowings at LIBOR-based rates plus a spread, depending upon the company's public debt rating. PPL Energy Supply also has the capability to cause the lenders to issue up to $950 million of letters of credit under these facilities, which issuances reduce available borrowing capacity.

These credit facilities contain financial covenants requiring debt to total capitalization to not exceed 65% and requiring that PPL Energy Supply maintain an interest coverage ratio to not be less than 2.0 times consolidated earnings before income taxes, depreciation and amortization. At December 31, 2004 and 2003, PPL Energy Supply's consolidated debt to total capitalization percentages, as calculated in accordance with one of its credit facilities, were 35% and 36%. Under a second credit facility entered into in June 2004, the consolidated debt to capitalization percentage was 34% at December 31, 2004. At December 31, 2004 and 2003, PPL Energy Supply's interest coverage ratios, as calculated in accordance with its credit facilities, were 6.2 and 6.3. The credit facilities also contain certain representations and warranties that must be made for PPL Energy Supply to borrow under them, including, but not limited to, a material adverse change clause that relates to PPL Energy Supply's ability to perform its obligations under the credit agreements and related loan documents.

(c)

WPD (South West)'s credit facilities allow for borrowings at LIBOR-based rates plus a spread, depending upon the company's public debt rating.

These credit facilities contain financial covenants that require WPD (South West) to maintain an interest coverage ratio of not less than 3.0 times consolidated earnings before income taxes, depreciation and amortization and a regulatory asset base (RAB) at £150 million greater than total gross debt, in each case as calculated in accordance with the credit facilities. At December 31, 2004 and 2003, WPD (South West)'s interest coverage ratio, as calculated in accordance with its credit lines, were 6.8 and 6.7. At December 31, 2004 and 2003, WPD (South West)'s RAB, as calculated in accordance with the credit facilities, exceeded its total gross debt by £531 million and £482 million.

(d)	The Borrower under each of these facilities has a reimbursement obligation to the extent any letters of credit are drawn. The letters of credit issued as of December 31, 2004, expire in 2005.

These credit agreements contain various other covenants. Failure to meet those covenants beyond applicable grace periods could result in acceleration of due dates of borrowings and/or termination of the agreements. PPL monitors the covenants on a regular basis. At December 31, 2004, PPL was in material compliance with those covenants. PPL Energy Supply and WPD (South West) intend to renew and extend all of their syndicated credit facilities in 2005.

The increase of $24 million in net cash used in financing activities in 2003 compared to 2002 primarily reflected the repayment of short-term debt, retirement of long-term debt and increased dividends to shareholders. In 2003, the $387 million of net cash used in financing activities primarily consisted of net debt retirements of $460 million, preferred stock retirements of $31 million and common and preferred dividends paid of $287 million, partially offset by common stock sale proceeds of approximately $426 million. In 2002, the $363 million of net cash used in financing activities primarily consisted of net debt retirements of $412 million, company-obligated mandatorily redeemable preferred security retirements of $250 million and common and preferred dividends paid of $261 million, partially offset by common stock sale proceeds of approximately $587 million.

Operating Leases

PPL and its subsidiaries also have available funding sources that are provided through operating leases. PPL's subsidiaries lease vehicles, office space, land, buildings, personal computers and other equipment. These leasing structures provide PPL with additional operating and financing flexibility. The operating leases contain covenants that are typical for these agreements, such as maintaining insurance, maintaining corporate existence and timely payment of rent and other fees. Failure to meet these covenants could limit or restrict access to these funds or require early payment of obligations. At this time, PPL believes that these covenants will not limit access to these funding sources or cause acceleration or termination of the leases.

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

See Note 10 to the Financial Statements for further discussion of the operating leases.

Contractual Obligations

At December 31, 2004, the estimated contractual cash obligations of PPL were as follows:

Contractual Cash Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years

Long-term Debt (a)	$7,755	$866	$2,266	$1,310	$3,313

Capital Lease Obligations	18	1	2	2	13

Operating Leases	784	77	133	117	457

Purchase Obligations (b)	3,273	684	1,280	580	729

Other Long-term Liabilities Reflected on the Balance Sheet under GAAP (c)	174	38	116	20

Total Contractual Cash Obligations	$12,004	$1,666	$3,797	$2,029	$4,512

(a)	Reflects principal maturities only, including maturities of consolidated lease debt.
(b)	The payments reflected herein are subject to change, as certain purchase obligations included are estimates based on projected obligated quantities and/or projected pricing under the contracts.
(c)	The amounts reflected represent estimated pension funding requirements.

Credit Ratings

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

The following table summarizes the credit ratings of PPL and its key financing subsidiaries at December 31, 2004:

	Moody's	S&P	Fitch

PPL
Issuer Rating		BBB
Senior Unsecured Debt	Baa3	BBB-	BBB
Outlook	STABLE	STABLE	STABLE

PPL Energy Supply
Issuer Rating		BBB
Senior Unsecured Notes	Baa2	BBB	BBB+
Commercial Paper	P-2	A-2	F2
Outlook	STABLE	STABLE	STABLE

PPL Capital Funding
Senior Unsecured Debt	Baa3	BBB-	BBB
Subordinated Debt	Ba1	BBB-
Medium -Term Notes	Baa3	BBB-	BBB
Outlook	STABLE	STABLE	STABLE

PPL Electric
Senior Unsecured/Issuer Rating	Baa2	A-
First Mortgage Bonds	Baa1	A-	A-
Pollution Control Bonds (a)	Aaa	AAA
Senior Secured Bonds	Baa1	A-	A-
Commercial Paper	P-2	A-2	F2
Preferred Stock	Ba1	BBB	BBB+
Outlook	STABLE	NEGATIVE	STABLE

PPL Transition Bond Company
Transition Bonds	Aaa	AAA	AAA

PPL Montana
Pass -Through Certificates	Baa3	BBB-	BBB
Outlook	STABLE	STABLE

WPDH Limited
Issuer Rating	Baa3	BBB-
Senior Unsecured Debt	Baa3	BBB-	BBB
Short-term Debt		A-3
Outlook	NEGATIVE	NEGATIVE	STABLE

WPD LLP
Issuer Rating		BBB-
Senior Unsecured Debt	Baa2	BBB-	BBB+
Short-term Debt		A-3
Preferred Stock	Baa3	BB	BBB
Outlook	NEGATIVE	NEGATIVE	STABLE

WPD (South Wales)
Issuer Rating		BBB+
Senior Unsecured Debt	Baa1	BBB+	A-
Short-term Debt		A-2	F1
Outlook	STABLE	NEGATIVE	STABLE

WPD (South West)
Issuer Rating	Baa1	BBB+
Senior Unsecured Debt	Baa1	BBB+	A-
Short-term Debt	P-2	A-2	F1
Outlook	STABLE	NEGATIVE	STABLE

(a)	Insured as to payment of principal and interest.

Rating Agency Actions in 2004

S&P

In May 2004, S&P affirmed its BBB ratings on both PPL and PPL Energy Supply and revised its outlook on both entities from negative to stable. S&P also affirmed its BBB- rating on PPL Montana's Pass-Through Certificates due 2020 and revised its outlook from negative to stable. At the same time, S&P affirmed its A-/A-2 rating and negative outlook on PPL Electric. Also, S&P indicated that the following ratings would remain unchanged following the aforementioned revision to PPL's outlook:

  WPDH Limited of BBB-/Negative/A-3;
  WPD (South West) of BBB+/Negative/A-2; and
  WPD (South Wales) of BBB+/Negative/A-2.

In December 2004, S&P confirmed its A-2 rating on PPL Energy Supply's reactivated commercial paper program.

Moody's

In March 2004, Moody's confirmed its P-2 rating on PPL Electric's reactivated commercial paper program.

In December 2004, Moody's confirmed its P-2 rating on PPL Energy Supply's reactivated commercial paper program.

Also in December 2004, Moody's downgraded the senior unsecured long-term debt ratings of WPDH Limited from Baa2 to Baa3 with a negative outlook. At the same time, Moody's changed the outlook on the senior unsecured long-term debt rating of WPD LLP from stable to negative and affirmed its Baa1 senior unsecured long-term ratings of WPD (South West) and WPD (South Wales). The outlook on WPD (South West) and WPD (South Wales) is stable.

Moody's indicated that its ratings actions with respect to WPD reflect its concern that WPDH Limited has an adjusted net debt/Regulatory Asset Base (RAB) ratio in excess of 95% after pension deficits that are not recoverable through the U.K. regulatory process are taken into account. Moody's also indicated that the ratings reflect its expectation that adjusted net debt/RAB will fall to less than 90% during the course of 2005.

Fitch

In March 2004, Fitch confirmed its F2 rating on PPL Electric's reactivated commercial paper program.

In December 2004, Fitch confirmed its F2 rating on PPL Energy Supply's reactivated commercial paper program.

Ratings Triggers

PPL Energy Supply's 2.625% Convertible Senior Notes due 2023 are convertible upon the occurrence of certain events, including if the long-term credit ratings assigned to the notes by S&P and Moody's are lower than BB and Ba2, or either S&P or Moody's no longer rates the notes. The terms of the notes were modified in November 2004 to, among other things, require cash settlement of the principal amount upon conversion of the notes. These modifications were made in response to the FASB's ratification of EITF Issue 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share." See Note 4 to the Financial Statements for more information concerning these modifications, Note 8 for a discussion of the consent solicitation that effected these modifications and Note 23 for a discussion of EITF Issue 04-8.

PPL and its respective subsidiaries do not have additional material liquidity exposures caused by a ratings downgrade below "investment grade" that would accelerate the due dates of borrowings. However, if PPL and PPL Energy Supply's debt ratings were below investment grade at December 31, 2004, PPL and PPL Energy Supply would have had to post an additional $118 million of collateral to counterparties.

Subsequent Ratings Events

In January 2005, S&P affirmed PPL Electric's A-/A-2 corporate credit ratings and has favorably revised its outlook on the company to stable from negative following the authorization of a $194 million rate increase by the PUC. S&P indicated that the outlook revision reflects its expectations that the rate increase, effective January 1, 2005, will allow for material improvement in PPL Electric's financial profile, which had lagged S&P's expectations in recent years. S&P indicated that the stable outlook reflects its expectations that PPL Electric "will rapidly improve and then maintain financial metrics more consistent with its ratings." S&P indicated that it expects PPL Electric's operations to remain stable through the expiration of the PLR agreement.

Additionally, in January 2005, S&P revised its outlooks on the WPD companies to stable from negative. S&P attributes this positive change to financial profile improvements resulting from the final regulatory outcome published by Ofgem in November 2004. At the same time, S&P affirmed the WPD companies' long-term and short-term credit ratings.

Also in January 2005, Fitch announced that it downgraded the WPD companies' senior unsecured credit ratings by one notch as follows:

  WPDH Limited to BBB- from BBB
  WPD LLP to BBB from BBB+
  WPD (South West) and WPD (South Wales) to BBB+/F2 from A-/F1

Fitch has a stable outlook on all of the WPD companies.

Fitch stated that its downgrade was prompted by the high level of pension adjusted leverage at WPD. Fitch acknowledged that WPD's funding plan should reduce its pension deficit over time and it expects WPD to proceed with its de-leveraging program. However, Fitch indicated that it is not certain enough, due to the unpredictability in future pension valuations, that pension adjusted leverage will support a BBB rating at WPDH Limited. Fitch indicated that WPD (South West) and WPD (South Wales) have been downgraded to maintain a two-notch differential with WPDH Limited because Fitch does not believe that WPD's financial ring-fencing is restrictive enough to support a three-notch differential.

Dividend Policy

In December 2004, PPL's Board of Directors adopted a dividend policy that provides for growing the common stock dividend in the future at a rate that exceeds the projected rate of growth in earnings per share from ongoing operations. Earnings from ongoing operations exclude unusual items. PPL plans to pursue this policy until the dividend payout ratio reaches the 50% level, subject to the Board of Directors' quarterly dividend declarations based on the company's financial position and other relevant considerations at the time.

Off-Balance Sheet Arrangements

PPL provides guarantees for certain affiliate financing arrangements that enable certain transactions. Some of the guarantees contain financial and other covenants that, if not met, would limit or restrict the affiliates' access to funds under these financing arrangements, require early maturity of such arrangements or limit the affiliates' ability to enter into certain transactions. At this time, PPL believes that these covenants will not limit access to the relevant funding sources.

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

Risk Management - Energy Marketing & Trading and Other

Market Risk

Background

Market risk is the potential loss PPL may incur as a result of price changes associated with a particular financial or commodity instrument. PPL is exposed to market risk from:

  commodity price risk for energy and energy-related products associated with the sale of electricity, the purchase of fuel for the generating assets and energy trading activities;
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

PPL has a risk management policy approved by its Board of Directors to manage market risk and counterparty credit risk. (Credit risk is discussed below.) The RMC, comprised of senior management and chaired by the Vice President-Risk Management, oversees the risk management function. Key risk control activities designed to monitor compliance with risk policies and detailed programs include, but are not limited to, credit review and approval, validation of transactions and market prices, verification of risk and transaction limits, sensitivity analyses, and daily portfolio reporting, including open positions, mark-to-market valuations and other risk measurement metrics.

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

Accounting and Reporting

To account for and report on contracts entered into to manage market risk, PPL follows the provisions of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," and SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," and interpreted by DIG issues (together, "SFAS 133"), EITF 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities," and EITF 03-11, "Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to FASB Statement No. 133 and Not 'Held for Trading Purposes' as Defined in Issue No. 02-3." SFAS 133 requires that all derivative instruments be recorded at fair value on the balance sheet as an asset or liability (unless they meet SFAS 133's criteria for exclusion) and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

In April 2003, the FASB issued SFAS 149, which amends and clarifies SFAS 133 to improve financial accounting and reporting for derivative instruments and hedging activities. To ensure that contracts with comparable characteristics are accounted for similarly, SFAS 149 clarified the circumstances under which a contract with an initial net investment meets the characteristics of a derivative, clarified when a derivative contains a financing component, amended the definition of an "underlying" and amended certain other existing pronouncements. Additionally, SFAS 149 placed additional limitations on the use of the normal purchase or normal sale exception. SFAS 149 was effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003, except certain provisions relating to forward purchases or sales of when-issued securities or other securities that did not yet exist. PPL adopted SFAS 149 as of July 1, 2003. The adoption of SFAS 149 did not have a significant impact on PPL.

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

PPL adopted the final provisions of EITF 03-11 prospectively as of October 1, 2003. As a result of this adoption, non-trading bilateral sales of electricity at major market delivery points are netted with purchases that offset the sales at those same delivery points. A major market delivery point is any delivery point with liquid pricing available. See Note 17 to the Financial Statements for the impact of the adoption of EITF 03-11.

PPL's short-term derivative contracts are recorded as "Price risk management assets" and "Price risk management liabilities" on the Balance Sheet. Long-term derivative contracts are included in "Regulatory and Other Noncurrent Assets - Other" and "Deferred Credits and Other Noncurrent Liabilities - Other."

Accounting Designation

Energy contracts that do not qualify as derivatives receive accrual accounting. For energy contracts that meet the definition of a derivative, the circumstances and intent existing at the time that energy transactions are entered into determine their accounting designation. In addition to energy-related transactions, PPL enters into financial interest rate and foreign currency swap contracts to hedge interest expense associated with both existing and anticipated debt issuances. PPL also enters into foreign currency swap contracts to hedge the fair value of firm commitments denominated in foreign currency and net investments in foreign operations. As with energy transactions, the circumstances and intent existing at the time of the transaction determine a contract's accounting designation. These designations are verified by a separate internal group on a daily basis. See Note 17 to the Financial Statements for a summary of the guidelines that have been provided to the traders who are responsible for contract designation for derivative energy contracts due to the adoption of SFAS 149.

Commodity Price Risk (Non-trading)

Commodity price risk is one of PPL's most significant risks due to the level of investment that PPL maintains in its generation assets, coupled with the volatility of prices for energy and energy-related products. Several factors influence price levels and volatilities. These factors include, but are not limited to, seasonal changes in demand, weather conditions, available generating assets within regions, transportation availability and reliability within and between regions, market liquidity, and the nature and extent of current and potential federal and state regulations. To hedge the impact of market price fluctuations on PPL's energy-related assets, liabilities and other contractual arrangements, PPL EnergyPlus sells and purchases physical energy at the wholesale level under FERC market-based tariffs throughout the U.S. and enters into financial exchange-traded and over-the-counter contracts. Because PPL owns or controls generating assets, the majority of PPL's energy transactions qualify for accrual or hedge accounting.

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

PPL's commodity derivative contracts that qualify for hedge accounting treatment mature at various times through 2010. The following chart sets forth PPL's net fair market value of these contracts as of December 31:

	Gains (Losses)

	2004	2003

Fair value of contracts outstanding at the beginning of the period	$86	$63

Contracts realized or otherwise settled during the period	(66)	(94)

Fair value of new contracts at inception

Other changes in fair values	(31)	117

Fair value of contracts outstanding at the end of the period	$(11)	$86

The following chart segregates estimated fair values of PPL's commodity derivative contracts that qualify for hedge accounting treatment at December 31, 2004, based on whether the fair values are determined by quoted market prices or other more subjective means.

	Fair Value of Contracts at Period-End Gains (Losses)

	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 3-5 Years	Maturity in Excess of 5 Years	Total Fair Value

Source of Fair Value

Prices actively quoted	$4	$3			$7

Prices provided by other external sources	14	(21)	$(10)	$(1)	(18)

Prices based on models and other valuation methods

Fair value of contracts outstanding at the end of the period	$18	$(18)	$(10)	$(1)	$(11)

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

Because of PPL's efforts to hedge the value of the energy from its generation assets, PPL sells electricity and buys fuel on a forward basis, resulting in open contractual positions. If PPL were unable to deliver firm capacity and energy or to accept delivery of fuel under its agreements, under certain circumstances it could be required to pay damages. These damages would be based on the difference between the market price and the contract price of the commodity. Depending on price volatility in the wholesale energy markets, such damages could be significant. Extreme weather conditions, unplanned power plant outages, transmission disruptions, non-performance by counterparties (or their counterparties) with which it has energy contracts and other factors could affect PPL's ability to meet its obligations, or cause significant increases in the market price of replacement energy. Although PPL attempts to mitigate these risks, there can be no assurance that it will be able to fully meet its firm obligations, that it will not be required to pay damages for failure to perform, or that it will not experience counterparty non-performance in the future.

As of December 31, 2004, PPL estimated that a 10% adverse movement in market prices across all geographic areas and time periods would have decreased the value of the commodity contracts in its non-trading portfolio by approximately $165 million, compared to a decrease of $146 million at December 31, 2003. However, the change in the value of the non-trading portfolio would have been substantially offset by an increase in the value of the underlying commodity, the electricity generated, because these contracts serve to reduce the market risk inherent in the generation of electricity. Additionally, the value of PPL's unsold generation would be improved. Because PPL's electricity portfolio is generally in a net sales position, the adverse movement in prices is usually an increase in prices. Conversely, because PPL's commodity fuels portfolio is generally in a net purchase position, the adverse movement in prices is usually a decrease in prices. If both of these scenarios happened, the implied margins for the unsold generation would increase.

In accordance with its marketing strategy, PPL does not completely hedge its generation output or fuel requirements. PPL estimates that for its entire portfolio, including all generation and physical and financial energy positions, a 10% adverse change in power prices across all geographic zones and time periods will decrease expected 2005 gross margins by about $2 million. Similarly, a 10% adverse movement in all fossil fuel prices will decrease 2005 gross margins by $5 million.

PPL also executes energy contracts to take advantage of market opportunities. As a result, PPL may at times create a net open position in its portfolio that could result in significant losses if prices do not move in the manner or direction anticipated. The margins from these trading activities are shown in the Statement of Income as "Net energy trading margins."

Commodity Price Risk (Trading)

PPL's trading contracts mature at various times through 2006. The following chart sets forth PPL's net fair market value of trading contracts as of December 31:

	Gains (Losses)
	2004	2003

Fair value of contracts outstanding at the beginning of the period	$3	$(6)

Contracts realized or otherwise settled during the period	(12)	16

Fair value of new contracts at inception	1	2

Other changes in fair values	18	(9)

Fair value of contracts outstanding at the end of the period	$10	$3

PPL will reverse approximately $3 million of the $10 million unrealized trading gains over the first three months of 2005 as the transactions are realized.

The following chart segregates estimated fair values of PPL's trading portfolio at December 31, 2004, based on whether the fair values are determined by quoted market prices or other more subjective means.

	Fair Value of Contracts at Period-End Gains (Losses)

	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 3-5 Years	Maturity in Excess of 5 Years	Total Fair Value

Source of Fair Value

Prices actively quoted	$3				$3

Prices provided by other external sources	6	$4			10

Prices based on models and other valuation methods	(3)				(3)

Fair value of contracts outstanding at the end of the period	$6	$4			$10

See "Commodity Price Risk (Non-trading)" for information on the various sources of fair value.

As of December 31, 2004, PPL estimated that a 10% adverse movement in market prices across all geographic areas and time periods would have decreased the value of the commodity contracts in its trading portfolio by $5 million, compared to a decrease of $3 million at December 31, 2003.

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

At December 31, 2004, PPL's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was estimated at $4 million, compared to a $2 million exposure at December 31, 2003.

PPL is also exposed to changes in the fair value of its domestic and international debt portfolios. At December 31, 2004, PPL estimated that its potential exposure to a change in the fair value of its debt portfolio, through a 10% adverse movement in interest rates, was approximately $216 million, compared to $212 million at December 31, 2003.

PPL utilizes various risk management instruments to reduce its exposure to adverse interest rate movements for future anticipated financing. While PPL is exposed to changes in the fair value of these instruments, they are designed such that any economic loss in value should generally be offset by interest rate savings at the time the future anticipated financing is completed. At December 31, 2004, PPL estimated that its potential exposure to a change in the fair value of these instruments, through a 10% adverse movement in interest rates, was approximately $2 million, compared to a $6 million exposure at December 31, 2003.

PPL also utilizes various risk management instruments to adjust the mix of fixed and floating interest rates in its debt portfolio. While PPL is exposed to changes in the fair value of these instruments, any change in market value is recorded with an equal and offsetting change in the value of the debt being hedged. At December 31, 2004, PPL estimated that its potential exposure to a change in the fair value of these instruments, through a 10% adverse movement in interest rates, was approximately $19 million, compared to a $28 million exposure at December 31, 2003.

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

PPL executed net forward sale transactions for £13.7 million to hedge a portion of its net investment in WPDH Limited. The estimated value of these agreements as of December 31, 2004, was $2 million, being the amount PPL would pay to terminate the transactions.

WPDH Limited held a net position in cross-currency swaps totaling $1.1 billion to hedge the interest payments and value of its U.S. dollar-denominated bonds. The estimated value of this position at December 31, 2004, being the amount PPL would pay to terminate it, including accrued interest, was $274 million.

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

Nuclear Decommissioning Fund - Securities Price Risk

In connection with certain NRC requirements, PPL Susquehanna maintains trust funds to fund certain costs of decommissioning the Susquehanna station. As of December 31, 2004, these funds were invested primarily in domestic equity securities and fixed-rate, fixed-income securities and are reflected at fair value on PPL's Balance Sheet. The mix of securities is designed to provide returns to be used to fund Susquehanna's decommissioning and to compensate for inflationary increases in decommissioning costs. However, the equity securities included in the trusts are exposed to price fluctuation in equity markets, and the values of fixed-rate, fixed-income securities are exposed to changes in interest rates. PPL Susquehanna actively monitors the investment performance and periodically reviews asset allocation in accordance with its nuclear decommissioning trust policy statement. At December 31, 2004, a hypothetical 10% increase in interest rates and a 10% decrease in equity prices would have resulted in an estimated $30 million reduction in the fair value of the trust assets, as compared to a $24 million reduction at December 31, 2003. See Note 6 to the Financial Statements for more information regarding the nuclear decommissioning trust funds.

Credit Risk

Credit risk relates to the risk of loss that PPL would incur as a result of non-performance by counterparties of their contractual obligations. PPL maintains credit policies and procedures with respect to counterparties (including requirements that counterparties maintain certain credit ratings criteria) and requires other assurances in the form of credit support or collateral in certain circumstances in order to limit counterparty credit risk. However, PPL has concentrations of suppliers and customers among electric utilities, natural gas distribution companies and other energy marketing and trading companies. These concentrations of counterparties may impact PPL's overall exposure to credit risk, either positively or negatively, in that counterparties may be similarly affected by changes in economic, regulatory or other conditions. As discussed above in "Contract Valuation," PPL records certain non-performance reserves to reflect the probability that a counterparty with contracts that are out of the money (from the counterparty's standpoint) will default in its performance, in which case PPL would have to sell into a lower-priced market or purchase from a higher-priced market. These reserves are reflected in the fair value of assets recorded in "Price risk management assets" on the Balance Sheet. PPL also records reserves to reflect the probability that a counterparty will not make payments for deliveries PPL has made but not yet billed. These reserves are reflected in "Unbilled revenues" on the Balance Sheet. PPL has also established a reserve with respect to certain sales to the California ISO for which PPL has not yet been paid, as well as a reserve related to PPL's exposure as a result of the Enron bankruptcy, which are reflected in "Accounts receivable" on the Balance Sheet. See Notes 14 and 17 to the Financial Statements.

Related Party Transactions

PPL is not aware of any material ownership interests or operating responsibility by senior management of PPL, PPL Energy Supply or PPL Electric in outside partnerships, including leasing transactions with variable interest entities, or other entities doing business with PPL.

For additional information on related party transactions, see Note 15 to the Financial Statements.

Capital Expenditure Requirements

The schedule below shows PPL's current capital expenditure projections for the years 2005-2009 and actual spending for the year 2004:

	Actual	Projected

	2004	2005	2006	2007	2008	2009

Construction expenditures (a) (b)

Generating facilities	$156	$180	$231	$233	$170	$163

Transmission and distribution facilities	461	481	505	546	536	557

Environmental	23	43	136	265	230	172

Other	43	59	57	40	19	15

Total Construction Expenditures	683	763	929	1,084	955	907

Nuclear fuel	58	68	69	76	76	78

Total Capital Expenditures	$741	$831	$998	$1,160	$1,031	$985

(a)	Construction expenditures include AFUDC and capitalized interest, which are expected to be less than $19 million in each of the years 2005-2009.
(b)	This information excludes any potential investments by PPL Global and PPL Development Company for new projects.

PPL's capital expenditure projections for the years 2005-2009 total about $5.0 billion. Capital expenditure plans are revised periodically to reflect changes in market and asset regulatory conditions. PPL also leases vehicles, personal computers and other equipment, as described in Note 10 to the Financial Statements. See Note 14 for additional information regarding potential capital expenditures for environmental projects.

Acquisitions, Development and Divestitures

From time-to-time, PPL and its subsidiaries are involved in negotiations with third parties regarding acquisitions, joint ventures and other arrangements which may or may not result in definitive agreements. See Note 9 to the Financial Statements for information regarding recent acquisitions and development activities.

At December 31, 2004, PPL Global had investments in foreign facilities, including consolidated investments in WPD, Emel, EC and others. See Note 3 to the Financial Statements for information on unconsolidated investments accounted for under the equity method.

In connection with an on-going review of its non-core international minority ownership investments, PPL Global sold its interest in CGE in 2004. See Note 9 to the Financial Statements for additional information.

PPL is currently planning incremental capacity increases of 255 MW at several existing domestic generating facilities.

PPL is continuously reexamining development projects based on market conditions and other factors to determine whether to proceed with these projects, sell them, cancel them, expand them, execute tolling agreements or pursue other opportunities.

Environmental Matters

See Note 14 to the Financial Statements for a discussion of environmental matters.

Competition

See "Item 1. Business - Competition," for a discussion of competitive factors affecting PPL.

New Accounting Standards

See Note 23 to the Financial Statements for information on new accounting standards adopted in 2004 or pending adoption.

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

1) Price Risk Management

See "Risk Management - Energy Marketing & Trading and Other" in Financial Condition.

2) Pension and Other Postretirement Benefits

PPL follows the guidance of SFAS 87, "Employers' Accounting for Pensions," and SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," when accounting for pension and other postretirement benefits. Under these accounting standards, assumptions are made regarding the valuation of benefit obligations and the performance of plan assets. Delayed recognition of differences between actual results and expected or estimated results is a guiding principle of these standards. This delayed recognition of actual results allows for a smoothed recognition of changes in benefit obligations and plan performance over the working lives of the employees who benefit under the plans. The primary assumptions are as follows:

  Discount Rate - The discount rate is used in calculating the present value of benefits, which is based on projections of benefit payments to be made in the future.
  Expected Return on Plan Assets - Management projects the future return on plan assets considering prior performance, but primarily based upon the plans' mix of assets and expectations for the long-term returns on those asset classes. These projected returns reduce the net benefit costs PPL records currently.
  Rate of Compensation Increase - Management projects employees' annual pay increases, which are used to project employees' pension benefits at retirement.
  Health Care Cost Trend Rate - Management projects the expected increases in the cost of health care.

In selecting discount rates, PPL considers fixed-income security yield rates. At December 31, 2004, PPL decreased the discount rate for its domestic plans from 6.25% to 5.75% as a result of decreased domestic fixed-income security returns. The discount rate remained at 5.50% at December 31, 2004, for PPL's international pension plans.

In selecting an expected return on plan assets, PPL considers tax implications, past performance and economic forecasts for the types of investments held by the plans. At December 31, 2004, PPL's expected return on plan assets remained at 9.0% for its domestic pension plans and increased to 7.9% from 7.8% for its other postretirement benefit plans. For its international plans, PPL maintained 8.30% as the expected return on plan assets at December 31, 2004.

In selecting a rate of compensation increase, PPL considers past experience in light of movements in inflation rates. At December 31, 2004, PPL's rate of compensation increase remained at 4.0% for its domestic plans. For its international plans, PPL's rate of compensation increase remained at 3.75% at December 31, 2004.

In selecting health care cost trend rates, PPL considers past performance and forecasts of health care costs. At December 31, 2004, PPL's health care cost trend rates were 10% for 2005, gradually declining to 5.0% for 2010.

A variance in the assumptions listed above could have a significant impact on projected benefit obligations, accrued pension and other postretirement benefit liabilities, reported annual net periodic pension and other postretirement benefit cost and other comprehensive income (OCI). The following chart reflects the sensitivities in the 2004 Financial Statements associated with a change in certain assumptions. While the chart below reflects either an increase or decrease in each assumption, the inverse of this change would impact the projected benefit obligation, accrued pension and other postretirement benefit liabilities, reported annual net periodic pension and other postretirement benefit cost and OCI by a similar amount in the opposite direction. Each sensitivity below reflects an evaluation of the change based solely on a change in that assumption.

	Increase (Decrease)

Actuarial Assumption	Change in Assumption	Impact on Obligation	Impact on Liabilities (a)	Impact on Cost	Impact on OCI

Discount Rate	(0.25)%	$191	$7	$7	$108

Expected Return on Plan Assets	(0.25)%	N/A	11	11	(6)

Rate of Compensation Increase	0.25%	31	5	5	(1)

Health Care Cost Trend Rate (b)	1.0%	11	1	1	N/A

(a)	Excludes the impact of additional minimum liability.
(b)	Only impacts other postretirement benefits.

PPL's total net pension and other postretirement benefit obligation as of December 31, 2004, was $886 million. PPL recognized an aggregate net accrued pension and other postretirement benefit liability of $517 million on its Balance Sheet as of December 31, 2004. The total obligation is not fully reflected in the current financial statements due to the delayed recognition criteria of the accounting standards for these obligations.

In 2004, PPL recognized net periodic pension and other postretirement costs charged to operating expenses of $7 million. This amount represents a $6 million increase from 2003. This increase in expense was primarily due to the decrease in the discount rate at December 31, 2003, offset by decreased postretirement medical costs resulting from increased employee cost sharing.

As a result of the decrease in the assumed discount rate at December 31, 2004 for its domestic pension plans and the increase in the obligations for its international plans determined by their 2004 valuation, PPL was required to increase its recognized additional minimum pension liability. Recording the change in the additional minimum liability resulted in a $53 million increase to the pension-related charge to OCI, net of taxes, translation adjustment and unrecognized prior service costs, with no effect on net income. This charge increased the pension-related balance in OCI, which is a reduction to shareowners' equity, to $369 million at December 31, 2004. The charges to OCI will reverse in future periods if the fair value of trust assets exceeds the accumulated benefit obligation.

Refer to Note 12 to the Financial Statements for additional information regarding pension and other postretirement benefits.

3) Asset Impairment

PPL performs impairment analyses for long-lived assets, including intangibles, that are subject to depreciation or amortization in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." PPL tests for impairment whenever events or changes in circumstances indicate that a long-lived asset's carrying value may not be recoverable. Examples of such events or changes in circumstances are:

  a significant decrease in the market price of an asset;
  a significant adverse change in the manner in which an asset is being used or in its physical condition;
  a significant adverse change in legal factors or in the business climate;
  an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of an asset;
  a current-period operating or cash flow loss combined with a history of losses or a forecast that demonstrates continuing losses; or
  a current expectation that, more likely than not, an asset will be sold or otherwise disposed of before the end of its previously estimated useful life.

For a long-lived asset, an impairment exists when the carrying value exceeds the sum of the estimated undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the asset is impaired, an impairment loss is recorded to adjust the asset's carrying value to its estimated fair value.

In determining asset impairments, management must make significant judgments to estimate future cash flows, the useful lives of long-lived assets, the fair value of the assets and management's intent to use the assets. Changes in assumptions and estimates included within the impairment reviews could result in significantly different results than those identified and recorded in the financial statements. For determining fair value, the FASB has indicated that quoted market prices in active markets are the best evidence of fair value. However, when market prices are unavailable, other valuation techniques may be used. PPL has generally used a present value technique (i.e., discounted cash flow). Discounted cash flow is calculated by estimating future cash flow streams and applying appropriate discount rates to determine the present value of the cash flow streams.

PPL has determined that when alternative courses of action to recover the carrying value of a long-lived asset are being considered, it uses estimated cash flows from the most likely approach to assess impairment whenever one scenario is clearly the most likely outcome. If no scenario is clearly most likely, then a probability-weighted approach is used taking into consideration estimated cash flows from the alternative scenarios. For assets tested for impairment as of the balance sheet date, the estimates of future cash flows used in that test consider the likelihood of possible outcomes that existed at the balance sheet date, including the assessment of the likelihood of the future sale of the assets. That assessment made as of the balance sheet date is not revised based on events that occur after the balance sheet date.

During 2004, PPL and its subsidiaries evaluated certain gas-fired generation assets for impairment, as events and circumstances indicated that the carrying value of these assets may not be recoverable. PPL did not record an impairment of these gas-fired generation assets in 2004. For these impairment analyses, the most significant assumption was the estimate of future cash flows. PPL estimates future cash flows using information from its corporate business plan adjusted for any recent sales or purchase commitments. Key factors that impact cash flows include projected prices for electricity and gas as well as firm sales and purchase commitments. A 10% decrease in estimated future cash flows for certain gas-fired generation assets would have resulted in an impairment charge.

In June 2004, a subsidiary of PPL Generation agreed to sell the 450 MW Sundance power plant to Arizona Public Service Company, subject to the receipt of various state and federal regulatory approvals and customary closing conditions. At December 31, 2004, as a result of the significant regulatory approvals still needed to complete the sale, PPL management did not believe that it was more likely than not that the sale would be consummated and concluded that no impairment charge was required at that time. See Note 9 to the Financial Statements for additional information on the potential sale of Sundance.

PPL performs impairment analyses for goodwill in accordance with SFAS 142, "Goodwill and Other Intangible Assets." PPL performs an annual impairment test for goodwill, or more frequently if events or changes in circumstances indicate that the asset might be impaired.

SFAS 142 requires goodwill to be tested for impairment at the reporting unit level. PPL has determined its reporting units to be one level below its operating segments.

Goodwill is tested for impairment using a two-step approach. The first step of the goodwill impairment test compares the estimated fair value of a reporting unit with its carrying value, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is considered not impaired. If the carrying value exceeds the estimated fair value of the reporting unit, the second step is performed to measure the amount of impairment loss, if any.

The second step requires a calculation of the implied fair value of goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill in a business combination. That is, the estimated fair value of a reporting unit is allocated to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the estimated fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the estimated fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. The implied fair value of the reporting unit goodwill is then compared with the carrying value of that goodwill. If the carrying value exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess. The loss recognized cannot exceed the carrying value of the reporting unit's goodwill.

PPL completed its annual goodwill impairment test in the fourth quarter of 2004. This test did not require any second-step assessments and did not result in any impairments. PPL's most significant assumptions surrounding the goodwill impairment test relate to the estimates of reporting unit fair values. PPL estimated fair values primarily based upon discounted cash flows. Although a full two-step evaluation was not completed, a decrease in the forecasted cash flows of 10% or an increase of the discount rates by 25 basis points would have resulted in the carrying value of certain reporting units exceeding their estimated fair values, indicating a potential impairment of goodwill.

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

In addition to uncertainty inherent in management's assumptions, leasing transactions and the related accounting rules become increasingly complex when they involve: real estate and/or related integral equipment; sale/leaseback accounting (leasing transactions where the lessee previously owned the leased assets); synthetic leases (leases that qualify for operating lease treatment for book accounting purposes and financing treatment for tax accounting purposes); and lessee involvement in the construction of leased assets.

At December 31, 2004, PPL continued to participate in a significant sale/leaseback transaction. In July 2000, PPL Montana sold its interest in the Colstrip generating plant to owner lessors who are leasing the assets back to PPL Montana under four 36-year operating leases. This transaction is accounted for as an operating lease in accordance with current rules related to sale/leaseback arrangements. If for any reason this transaction did not meet the requirements for off-balance sheet operating lease treatment as a sale/leaseback, PPL would have recorded approximately $290 million of additional assets and approximately $331 million of additional liabilities on its balance sheet at December 31, 2004, and would have recorded additional expenses currently estimated at $8 million, after-tax, in 2004.

See Note 10 to the Financial Statements for additional information related to operating leases.

5) Loss Accruals

PPL periodically accrues losses for the estimated impacts of various conditions, situations or circumstances involving uncertain outcomes. These events are called "contingencies," and PPL's accounting for such events is prescribed by SFAS 5, "Accounting for Contingencies." SFAS 5 defines a contingency as "an existing condition, situation, or set of circumstances involving uncertainty as to possible gain or loss to an enterprise that will ultimately be resolved when one or more future events occur or fail to occur."

For loss contingencies, the loss must be accrued if (1) information is available that indicates it is "probable" that the loss has been incurred, given the likelihood of the uncertain future events and (2) the amount of the loss can be reasonably estimated. FASB defines "probable" as cases in which "the future event or events are likely to occur." SFAS 5 does not permit the accrual of contingencies that might result in gains. PPL continuously assesses potential loss contingencies for environmental remediation, litigation claims, income taxes, regulatory penalties and other events.

PPL also has accrued estimated losses on long-term purchase commitments when significant events have occurred. For example, estimated losses were accrued when long-term purchase commitments were assumed under asset acquisition agreements and when PPL Electric's generation business was deregulated. Under regulatory accounting, PPL Electric recorded the above-market cost of energy purchases from NUGs as part of its purchased power costs on an as-incurred basis, since these costs were recovered in regulated rates. When the generation business was deregulated, the estimated loss associated with these long-term purchase commitments to make above-market NUG purchases was recorded because PPL Electric was committed to purchase electricity at above market prices but it could no longer recover these costs in regulated rates.

The accounting aspects of estimated loss accruals include: (1) the initial identification and recording of the loss; (2) the determination of triggering events for reducing a recorded loss accrual; and (3) the on-going assessment as to whether a recorded loss accrual is sufficient. All three aspects of accounting for loss accruals - the initial identification and recording of a probable loss, the identification of triggering events to reduce the loss accrual, and the ongoing assessment of the sufficiency of a recorded loss accrual - require significant judgment by PPL's management.

Initial Identification and Recording of the Loss Accrual

PPL uses its internal expertise and outside experts (such as lawyers, tax specialists and engineers), as necessary, to help estimate the probability that a loss has been incurred and the amount (or range) of the loss.

PPL has identified certain events which could give rise to a loss, but which do not meet the conditions for accrual under SFAS 5. SFAS 5 requires disclosure, but not a recording, of potential losses when it is "reasonably possible" that a loss has been incurred. The FASB defines "reasonably possible" as cases in which "the chance of the future event or events occurring is more than remote but less than likely." See Note 14 to the Financial Statements for disclosure of potential loss contingencies, most of which have not met the criteria for accrual under SFAS 5.

Reducing Recorded Loss Accruals

When an estimated loss is accrued, PPL identifies, where applicable, the triggering events for subsequently reducing the loss accrual. The triggering events generally occur when the contingency has been resolved and the actual loss is incurred, or when the risk of loss has diminished or been eliminated. The following are some of the triggering events that provide for the reduction of certain recorded loss accruals:

  Certain loss accruals are systematically reduced based on the expiration of contract terms. An example of this is the loss accrual for above-market NUG purchase commitments, which is described below. This loss accrual is being reduced over the lives of the NUG purchase contracts.
  Allowances for excess or obsolete inventory are reduced as the inventory items are pulled from the warehouse shelves and sold as scrap or otherwise disposed.
  Allowances for uncollectible accounts are reduced when accounts are written off after prescribed collection procedures have been exhausted or when underlying amounts are ultimately collected.
  Environmental and other litigation contingencies are reduced when the contingency is resolved and PPL makes actual payments or the loss is no longer considered probable.

On-Going Assessment of Recorded Loss Accruals

PPL reviews its loss accruals on a regular basis to assure that the recorded potential loss exposures are sufficient. This involves on-going communication and analyses with internal and external legal counsel, engineers, tax specialists, operation management and other parties.

The largest loss accrual on PPL's balance sheet, and the loss accrual that changed most significantly in 2004, was for an impairment of above-market NUG purchase commitments. This loss accrual reflects the estimated difference between the above-market contract terms, under the purchase commitments, and the fair value of the electricity to be purchased. This loss accrual was originally recorded at $854 million in 1998, when PPL Electric's generation business was deregulated. This loss accrual was transferred to PPL EnergyPlus in the July 1, 2000, corporate realignment. The above-market loss accrual was $279 million at December 31, 2004.

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

PPL EnergyPlus assessed the remaining $279 million above-market liability at December 31, 2004, comparing the projected electricity purchases under the pricing terms of the NUG contracts with the purchases assuming current projected market prices for the energy. This assessment was based on projected PJM market prices, including capacity, and a discount factor for the unit contingent nature of each NUG's output through 2014. The assessment also used a sensitivity around the market prices, adjusting such prices downward by 15%. PPL management believes that the 15% range in volatility is appropriate due to the significant increase in energy prices over the last few years. For example, at December 31, 2004, PJM future market prices, including capacity, were 18% higher than the comparable projections at December 31, 2003.

The assessment is dependent on the market prices of energy and the estimated output levels of the NUGs. Market prices of energy are dependent on many variables, including growth in electricity demand in PJM, available generation, and changes in regulatory and economic conditions. Accordingly, a market price sensitivity was used in the assessment. Based on current projected market prices for energy, the loss accrual for the above-market NUG purchase commitments would be approximately $225 million. Even if estimated market prices were adjusted downwards by 15% during the remaining term of the NUG contracts, the loss accrual for the above-market NUG purchase commitments would be approximately $287 million. As noted above, it is very difficult to estimate future electricity prices, which are dependent on many variables and subject to significant volatility. However, based on this assessment, PPL's management believes that the current recorded NUG above-market liability of $279 million was sufficient at December 31, 2004.

6) Asset Retirement Obligations

SFAS 143, "Accounting for Asset Retirement Obligations," requires legal obligations associated with the retirement of long-lived assets to be recognized as a liability in the financial statements. The initial obligation should be measured at the estimated fair value. An equivalent amount should be recorded as an increase in the value of the capitalized asset and allocated to expense over the useful life of the asset. Until the obligation is settled, the liability should be increased, through the recognition of accretion expense in the income statement, for changes in the obligation due to the passage of time.

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

At December 31, 2004, PPL had asset retirement obligations totaling $257 million recorded on the Balance Sheet. PPL's most significant assumptions surrounding asset retirement obligations are the forecasted retirement cost, discount rate and inflation rate. A variance in the forecasted retirement cost, discount rate or inflation rate could have a significant impact on the ARO liability.

The following chart reflects the sensitivities related to the ARO liability as of December 31, 2004, associated with a change in these assumptions at the time of initial recognition. There is no significant change to the ARO asset value, depreciation expense of the ARO asset or accretion expense of the ARO liability as a result of changing the assumptions. Each sensitivity below reflects an evaluation of the change based solely on a change in that assumption.

	Change in Assumption	Impact on ARO Liability

Retirement Cost	10%/(10)%	$23/$(23)

Discount Rate	0.25%/(0.25)%	$(25)/$27

Inflation Rate	0.25%/(0.25)%	$29/$(26)

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

PPL ENERGY SUPPLY, LLC
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

PPL Energy Supply is an energy company with headquarters in Allentown, PA. See "Item 1. Business - Background," for a description of PPL Energy Supply's domestic and international businesses. See Exhibit 99 in Item 15 for a listing of its principal subsidiaries. Through its subsidiaries, PPL Energy Supply is primarily engaged in the generation and marketing of electricity in two key markets - the northeastern and western U.S. - and in the delivery of electricity in the U.K. and Latin America. PPL Energy Supply's strategy for its electricity generation and marketing business is to match energy supply with load, or customer demand, under long-term and intermediate-term contracts with creditworthy counterparties. PPL Energy Supply's strategy for its international electricity delivery businesses is to own and operate these businesses at the highest level of quality and reliability and at the most efficient cost.

PPL Energy Supply faces several risks in its generation business. The principal risks are electricity wholesale price risk, fuel supply and price risk, power plant performance and counterparty credit risk. PPL Energy Supply attempts to manage these risks through various means. For instance, PPL Energy Supply operates a portfolio of generation assets that is diversified as to geography, fuel source, cost structure and operating characteristics. PPL Energy Supply is focused on the operating efficiency of these power plants and maintaining their availability. In addition, PPL Energy Supply has in place and continues to pursue long-term and intermediate-term contracts for energy sales and fuel supply, and other means, to mitigate the risks associated with adverse changes in the difference, or margin, between the cost to produce electricity and the price at which PPL Energy Supply sells it. PPL Energy Supply's contractual commitments for energy sales are primarily satisfied through its own generation assets - i.e., PPL Energy Supply primarily markets and trades around its physical portfolio of generating assets through integrated generation, marketing and trading functions. PPL Energy Supply has in place risk management programs that, among other things, are designed to monitor and manage its exposure to volatility of earnings and cash flows related to changes in energy and fuel prices, interest rates, foreign currency exchange rates, counterparty credit quality and the operational performance of its generating units.

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

  "Results of Operations" provides an overview of PPL Energy Supply's operating results in 2004, 2003 and 2002, starting with a review of earnings. The earnings review includes a listing of certain unusual items that had significant impacts in these years, and it also includes a description of key factors that management expects may impact future earnings. "Results of Operations" also includes an explanation of changes during this three-year period in significant income statement components, such as energy margins, utility revenues, operation and maintenance expenses, financing costs, income taxes and cumulative effects of accounting changes.
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

The information provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with PPL Energy Supply's Financial Statements and the accompanying Notes.

Terms and abbreviations are explained in the glossary. Dollars are in millions unless otherwise noted.

Results of Operations

The following discussion, which explains significant annual changes in principal items on the Statement of Income, compares 2004 to 2003 and compares 2003 to 2002.

WPD's results, as consolidated in PPL Energy Supply's Statement of Income, are impacted by changes in foreign currency exchange rates. Changes in foreign exchange rates increased WPD's portion of revenue and expense line items by about 12% in 2004 compared with 2003, and by about 9% in 2003 compared with 2002.

The comparability of certain items on the 2003 and 2002 Statements of Income has also been impacted by PPL Global's investment in CEMAR. The consolidated results of CEMAR are included from January to August 2002, when PPL had a controlling interest. See Note 9 to the Financial Statements for more information, including the sale of this investment in 2004.

Earnings

Net income was as follows:

2004	2003	2002

$651	$727	$279

The after-tax changes in net income were primarily due to:

	2004 vs. 2003	2003 vs. 2002

Domestic:

Eastern U.S. non-trading margins	$35	$(2)

Northwestern U.S. non-trading margins	(1)	16

Southwestern U.S. non-trading margins	(5)	5

Net energy trading margins	7	(6)

Other income - affiliated interest	(6)	(4)

Energy related businesses	(6)	(13)

Realized earnings on nuclear decommissioning trust (Note 16)	(16)	12

Depreciation	(18)	6

Trademark license fees from affiliate	3	(18)

Interest income on IRS tax settlement	9

Operation and maintenance expenses	(5)	(28)

Interest expense	(34)	(3)

Synfuel earnings	11	2

Other	5	6

Total Domestic	(21)	(27)

International:

U.K. operations:

Benefit of complete ownership of WPD (Note 9)		29

Impact of changes in foreign currency exchange rates	22	14

Distribution margins	5

Operation and maintenance expenses	11

Other	(6)	1

Latin America	3	18

Other	(7)	3

Total International	28	65

Unusual items	(83)	410

	$(76)	$448

The changes in net income from year to year were, in part, attributable to several unusual items with significant earnings impacts, including accounting changes, discontinued operations and infrequently occurring items. The after-tax impacts of these unusual items are:

	2004	2003	2002

Accounting changes:

ARO (Note 21)		$63

Consolidation of variable interest entities (Note 22)		(27)

Goodwill impairment (Note 19)			$(150)

Sale of CGE (Note 9)	$(7)

Sale of CEMAR (Note 9)	23

Discontinued operations (Note 9)	(2)	(20)

CEMAR-related net tax benefit (Note 5)		81

Workforce reduction (Note 20)			(24)

Write-down of generation assets (Note 9)			(26)

CEMAR operating losses (Note 9)			(23)

CEMAR impairment (Note 9)			(98)

Tax benefit - Teesside (Note 9)			8

Total	$14	$97	$(313)

The year-to-year changes in earnings components, including domestic gross energy margins by region and income statement line items, are discussed in the balance of "Results of Operations."

PPL Energy Supply's future earnings could be, or will be, impacted by a number of key factors, including the following:

  PPL Energy Supply's future energy margins and, consequently, its future earnings, may be impacted by fluctuations in market prices for electricity, as well as fluctuations in fuel prices, fuel transportation costs and emission allowance expenses. For instance, although PPL Energy Supply expects market prices for electricity in 2005 to be higher than in 2004, PPL Energy Supply is not expecting an increase in its 2005 energy margins due to expected increases in the cost of fuel, fuel transportation and emissions allowances.
  A key part of PPL Energy Supply's overall strategy is to enter into long-term and intermediate-term energy supply agreements in order to mitigate market price and supply risk. PPL Energy Supply's ability to continue to enter into such agreements, and to renew existing energy supply agreements, may affect its future earnings. See "Item 1. Business - Power Supply" and Note 14 to the Financial Statements for more information regarding PPL Energy Supply's wholesale energy commitments and Note 15 for more information regarding the PLR contracts.
  As discussed in "Item 1. Business - Background," PPL Electric has agreed to provide electricity supply to its PLR customers at predetermined rates through 2009, and it has entered into PUC-approved, full requirements energy supply agreements with PPL EnergyPlus to fulfill its PLR obligation. The predetermined charges for generation supply which PPL Electric collects from its PLR customers and pays to PPL EnergyPlus under the energy supply agreements provide for annual increases in each year commencing in 2006 and continuing through 2009. PPL Electric's PLR obligation after 2009 will be determined by the PUC pursuant to rules that have not yet been promulgated.
  Due to current electricity and natural gas price levels, there is a risk that PPL Energy Supply may be unable to recover its investment in certain gas-fired generation facilities. Under GAAP, PPL Energy Supply does not believe that there is an impairment charge to be recorded for these facilities at this time. PPL Energy Supply is unable to predict the earnings impact of this issue, based upon future energy price and fuel levels, applicable accounting rules and other factors, but such impact may be material.
  In June 2004, a subsidiary of PPL Generation agreed to sell the 450 MW Sundance power plant to Arizona Public Service Company (APS). Each party has waived the remaining contractual conditions for approval of the transaction by the Arizona Corporation Commission. The sale still requires approvals of the FERC under the Federal Power Act. PPL Energy Supply cannot predict whether or when these approvals will be obtained. PPL Energy Supply estimates that a loss on sale or an impairment charge of about $47 million after tax, could be recorded in 2005 depending on the timing and likelihood of obtaining the FERC approvals.
  PPL Energy Supply's ability to manage operational risk with respect to its generation plants is critical to its financial performance. Specifically, depending on the timing and duration of both planned and unplanned outages (in particular, if such outages are during peak periods or periods of severe weather), PPL Energy Supply's revenue from energy sales could be adversely affected and its need to purchase power to satisfy its energy commitments could be significantly increased. PPL Energy Supply has been successful in the past several years in increasing fleet-wide equivalent availability (i.e., the percentage of time in a year that a generating unit is capable of producing power) from the low 80% range to over 90%. However, since many of its generating units are reaching mid-life, PPL Energy Supply is faced with the potential for outages of longer duration to accommodate significant investments in major component replacements.
  PPL Energy Supply has interests in two synthetic fuel facilities and receives tax credits pursuant to Section 29 of the Internal Revenue Code based on its sale of synthetic fuel to unaffiliated third-party purchasers. PPL Energy Supply has estimated that these facilities will contribute approximately $40 million per year to earnings through 2007. See Note 14 to the Financial Statements for a discussion of the requirements to receive the Section 29 tax credits, the IRS review of synthetic fuel production procedures and the impact of higher oil prices on the Section 29 tax credits.
  Earnings in 2005 and beyond are expected to continue to be adversely affected by increased pension costs. Specifically, WPD will experience increased pension costs due to a recent actuarial valuation of WPD's plans that reflects higher pension obligations. The increase in pension costs in 2005 is forecasted to be approximately $22 million after tax, and the increase in pension costs is expected to continue to be significant in 2006. See "Other Operation and Maintenance" for the impact on earnings in 2004.
  PPL Energy Supply is unable to predict whether future impairments of goodwill may be required for its domestic and international investments. While no goodwill impairments were required based on the annual review performed in the fourth quarter of 2004, future impairments may occur due to determinations of carrying value exceeding the fair value of these investments.
  See Note 14 to the Financial Statements for potential commitments and contingent liabilities that may impact future earnings.
  See "Application of Critical Accounting Policies" for an overview of accounting policies that are particularly important to the results of operations and financial condition of PPL Energy Supply and that require PPL Energy Supply's management to make significant estimates, assumptions and other judgments. Although PPL Energy Supply's management believes that these estimates, assumptions and other judgments are appropriate, they relate to matters that are inherently uncertain.
  See Note 23 to the Financial Statements for new accounting standards that have been issued but not yet adopted by PPL Energy Supply that may impact future earnings.

Domestic Gross Energy Margins

The following table provides changes in the income statement line items that comprise domestic gross energy margins:

	2004 vs. 2003	2003 vs. 2002

Wholesale energy marketing revenues	$25	$183

Wholesale energy marketing to affiliates revenues	56	13

Unregulated retail electric and gas revenues	(34)	(30)

Net energy trading margins	12	(10)

Other revenue adjustments (a)	15	22

Total revenues	74	178

Fuel	105	42

Energy purchases	(95)	98

Energy purchases from affiliates	2	(8)

Other cost adjustments (a)	1	24

Total cost of sales	13	156

Domestic gross energy margins	$61	$22

(a)

Adjusted to exclude the impact of any revenues and costs not associated with domestic gross energy margins, in particular, revenues and energy costs related to the international operations of PPL Global. Also adjusted to include gains or losses on sales of emission allowances, which are included in "Other operation and maintenance" expenses on the Statement of Income, and the reduction of the reserve for Enron receivables, as described in Note 17 to the Financial Statements.

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

	2004 vs. 2003	2003 vs. 2002

Eastern U.S. non-trading	$59	$(4)

Northwestern U.S. non-trading	(2)	27

Southwestern U.S. non-trading	(8)	9

Net energy trading	12	(10)

Domestic gross energy margins	$61	$22

Eastern U.S.

Eastern U.S. non-trading margins were higher in 2004 compared to 2003, primarily due to 3% higher generation, as well as higher prices and slightly higher sales volumes. In PJM, where the majority of PPL's Eastern wholesale activity occurs, average spot prices rose 15% in 2004 over 2003. PPL Energy Supply also benefited from favorable transmission congestion positions. In addition, retail energy prices increased by approximately 1% in 2004 in accordance with the schedule established by the PUC Final Order. The higher volumes reflect the return of customers who had previously shopped for electricity, as well as new load obligations in Connecticut and New Jersey, partially offset by lower wholesale sales. Partially offsetting these improvements were increased supply costs driven by increased fossil fuel and purchased power prices.

Eastern U.S. non-trading margins were essentially flat in 2003 compared to 2002 due to lower supply costs in 2002 caused by the buyout of a NUG contract in February 2002, which reduced 2002's power purchases by $25 million. Excluding the NUG buyout, margins in 2003 were higher compared to 2002, primarily due to higher wholesale volumes, which increased by 47%. The higher volumes were primarily driven by market opportunities to optimize the value of generating assets and by higher spot prices that allowed PPL Energy Supply to increase the utilization of its higher-cost generating units.

Northwestern U.S.

Northwestern U.S. non-trading margins were slightly lower in 2004 compared to 2003, due in part to a retroactive coal price adjustment caused by an unfavorable arbitration ruling. Incremental expense of $6 million was recorded in 2004 as a result of the ruling, most of which related to years 2001 to 2003. Contributing to the decrease in margins in 2004 compared to 2003 was a $6 million positive impact to 2003 margins related to a partial reversal of a reserve against Enron receivables (discussed in Note 17 to the Financial Statements) and a 2003 favorable litigation settlement of $3 million with Energy West Resources. These decreases were offset by improved generation and higher prices.

Northwestern U.S. non-trading margins were higher in 2003 compared to 2002, due to higher wholesale prices. Average wholesale prices for 2003 were $6/MWh higher than prices in 2002. A $6 million partial reversal of a reserve against Enron receivables (discussed in Note 17 to the Financial Statements) and a favorable settlement of $3 million with Energy West Resources also positively impacted margins in 2003.

Southwestern U.S.

Southwestern U.S. non-trading margins were lower in 2004 compared to 2003, primarily due to wholesale sales volumes decreasing 17%. Also contributing to the decrease in margins in 2004 compared to 2003 was a $3 million positive impact to 2003 margins related to a partial reversal of a reserve against Enron receivables (discussed in Note 17 to the Financial Statements).

Southwestern U.S. non-trading margins were higher in 2003 compared to 2002, due to the inception of new tolling agreements in Arizona and an increase of average wholesale prices by $16/MWh in 2003 compared to 2002. In addition, margins were positively impacted by $3 million in 2003 related to a partial reversal of a reserve against Enron receivables.

Net Energy Trading

PPL Energy Supply enters into certain energy contracts that meet the criteria of trading derivatives as defined by EITF Issue 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities." These physical and financial contracts cover trading activity associated with electricity, gas and oil. The $12 million increase in 2004 compared to 2003 was due to a $6 million increase in electricity positions and a $6 million increase in gas and oil positions. The $10 million decrease in 2003 compared to 2002 was primarily due to realized electric swap losses in 2003. The physical volumes associated with energy trading were 5,700 GWh and 11.7 Bcf in 2004; 5,200 GWh and 12.6 Bcf in 2003; and 9,600 GWh and 12.4 Bcf in 2002. The amount of energy trading margins from unrealized mark-to-market transactions was $13 million in 2004 and not significant in 2003 and 2002.

Utility Revenues

The increase (decrease) in utility revenues was attributable to the following:

	2004 vs. 2003	2003 vs. 2002

International:

Retail electric delivery (PPL Global)

U.K.	$70	$36

Chile	27	18

Bolivia	1	1

Brazil		(113)

El Salvador		13

	$98	$(45)

The increase for 2004 compared with 2003 was primarily due to:

  higher WPD revenues, primarily due to the change in foreign currency exchange rates; and
  higher revenues in Chile, due to higher energy prices, which are a pass-through to customer rates, the change in foreign currency exchange rates, and a 7% increase in sales volume.

The decrease for 2003 compared with 2002 was primarily due to the deconsolidation of CEMAR in August 2002. (See Note 9 to the Financial Statements for additional information.) This decrease was partially offset by:

  higher WPD revenues, primarily due to the change in foreign currency exchange rates;
  higher revenues in Chile, primarily due to higher volume and the consolidation of TransEmel (See Note 9); and
  higher revenues in El Salvador, primarily due to higher volume and higher pass-through energy costs, partially offset by a 6% tariff reduction effective January 1, 2003.

Energy Related Businesses

Energy related businesses contributed $45 million less to operating income in 2004 compared with 2003. The decrease was attributable to the following:

  a $15 million pre-tax loss on the sale of CGE in 2004 (see Note 9 to the Financial Statements);
  a $5 million pre-tax decrease from mechanical contracting and engineering subsidiaries due to the continued decline in capital spending in commercial and industrial markets, lower margins experienced in those markets, and cost overruns at two major projects;
  a $3 million pre-tax decrease from Latin American subsidiaries due primarily to lower dividends received and lower construction sales; and
  a $17 million higher pre-tax operating loss from synfuel projects.

Energy related businesses contributed $16 million less to operating income in 2003 compared with 2002. The decrease resulted primarily from:

  $7 million of credits recorded on development projects in 2002, due largely to a favorable settlement on the cancellation of a generation project in Washington state;
  a $5 million operating loss on some Hyder properties in the first quarter of 2003, which were subsequently sold in April 2003; and
  an $8 million decrease in Latin America revenues from lower material and construction project sales (In 2002, a Bolivian subsidiary participated in the construction of a 1,500 kilometer transmission line in rural areas.); partially offset by a $3 million improvement in contributions from mechanical contracting subsidiaries, due to enhanced project controls that were implemented to minimize project overruns, offset by a continuing decline in construction markets in 2003.

Other Operation and Maintenance

The increases in other operation and maintenance expenses were primarily due to:

	2004 vs. 2003	2003 vs. 2002

Property damage and environmental insurance settlements which were recorded in 2003	$26	$(26)

Increase in foreign currency exchange rates	15	10

Increase in domestic and international pension costs	8	29

Additional expenses of new generating facilities	5	28

Increase in WPD expenses due to regulatory accounting adjustments, and resolution of purchase accounting contingencies in 2002 related to the Hyder acquisition		18

Increase in WPD tree trimming costs	8

Decrease in the Clean Air Act contingency relating to generating facilities recorded in 2003	8	(8)

Accretion expense as a result of applying SFAS 143 (Note 21)	1	18

Increased operating expenses in domestic business lines and other		21

Outage costs associated with planned maintenance at the Montour and Conemaugh plants	7

Timing and extent of outage costs associated with the planned refueling and inspection at the Susquehanna station and of other nuclear-related expenses	2	7

Change to account for CEMAR on the cost-method in 2002		(38)

Estimated reduction in salaries and benefits as a result of the workforce reduction initiated in 2002 (Note 20)		(15)

Vacation liability adjustment in 2002 in conjunction with the workforce reduction		(6)

Decrease in lease expense due to the consolidation of the Sundance and University Park generation facilities	(24)

WPD capitalization	(13)

Decrease in Brunner Island expenses due to outage work in 2003. No major outage work performed in 2004	(6)

Trademark license fees from a PPL subsidiary (Note 15)	(5)	31

Increase (decrease) in other postretirement benefit expense	(2)	5

Gains on sales of emission allowances	(1)	(17)

Other	(13)	7

	$16	$64

The $8 million increase in net pension costs was attributable to reductions in the discount rate assumptions for PPL's and PPL Energy Supply's domestic and international pension plans at December 31, 2003. Although financial markets have improved and the domestic and international pension plans have experienced significant asset gains in 2003 and 2004, domestic interest rates on fixed-income obligations have continued to fall, requiring a further reduction in the discount rate assumption for the domestic plans as of December 31, 2004. The reduction in the discount rate assumption has a significant impact on the measurement of plan obligations and net pension cost. In addition, there was an increase in the obligations of the WPD pension plan as determined by its most recent actuarial valuation as of March 31, 2004. PPL Energy Supply's net pension costs are expected to increase by approximately $34 million in 2005. Approximately $31 million of the increased costs is attributable to the WPD pension plans. See Note 12 to the Financial Statements for details of the funded status of PPL's pension plans.

Depreciation

Increases in depreciation expense were primarily due to:

	2004 vs. 2003	2003 vs. 2002

Additions to PP&E	$7	$17

Sundance and University Park generation facilities - FIN46 (a)	15

Depreciation on Lower Mt. Bethel generation facility, which began commercial operation in May 2004	10

Foreign currency exchange rates	16	10

Lower depreciation due to deconsolidation of CEMAR in 2002		(7)

2003 purchase accounting adjustments to WPD assets (Note 9)	(22)	3

No decommissioning expense in 2003 due to application of SFAS 143, "Accounting for Asset Retirement Obligations" (b)		(22)

	$26	$1

(a)

The lessor of these facilities was consolidated under FIN 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," effective December 31, 2003. In June 2004, subsidiaries of PPL Energy Supply purchased the Sundance and University Park generation assets from the lessor that was consolidated by PPL Energy Supply under FIN 46. See Note 22 to the Financial Statements for additional information.

(b)

There was a corresponding recording of accretion expense for PPL Susquehanna in 2003, which is included in "Other operation and maintenance" expense on the Statement of Income. See Note 21 to the Financial Statements for additional information.

Taxes, Other Than Income

Taxes, other than income, increased by $7 million in 2004, compared with 2003. The increase was primarily due to higher WPD property taxes of approximately $9 million, primarily from the impact of changes in foreign currency exchange rates, adjustments recorded in 2003 and an increase in property tax rates.

Taxes, other than income, increased by $11 million in 2003 compared with 2002, due to higher taxes related to increases in the basis on which capital stock tax is calculated and higher real estate taxes in 2003.

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

Financing Costs

The increase (decrease) in financing costs, which include "Interest Expense," "Interest Expense with Affiliate" and "Distributions on Preferred Securities," were primarily due to:

	2004 vs. 2003	2003 vs. 2002

Increase in interest expense due to consolidation of the lessors of the Sundance, University Park and Lower Mt. Bethel generation facilities, in accordance with FIN 46	$34

Financing costs associated with the repayment of the consolidated trust's debt for the Sundance and University Park generation facilities	9

Increase in long-term debt interest expense	36	$18

Increase in foreign currency exchange rates	15	10

Increase in interest expense with affiliate	7	(2)

Decrease in amortization expense	(9)	(6)

Decrease in short-term debt interest expense	(10)	(20)

Decrease in long-term debt interest from the deconsolidation of CEMAR in August 2002		(34)

Decrease in capitalized interest	1	13

Write-off of unamortized swap costs on WPD debt restructuring in 2003	(11)	11

Other	1	(5)

	$73	$(15)

Income Taxes

Income tax expense increased by $14 million in 2004 compared with 2003. This increase was primarily attributable to:

  an $84 million tax benefit recognized in 2003 related to foreign investment losses not recurring in 2004; offset by a $22 million tax benefit recognized in 2004 related to additional nonconventional fuel tax credits in excess of credits recognized in 2003;
  a $25 million decrease in tax expense on foreign earnings in 2004; and
  a $27 million reduction in income taxes related to lower pre-tax book income.

Income tax expense decreased by $81 million in 2003 compared with 2002. This decrease was due to:

  a $31 million reduction related to deferred income tax valuation allowances recorded on impairment charges on PPL Energy Supply's investment in Brazil recorded during 2002;
  an $84 million reduction in income taxes related to the tax benefit recognized in 2003 on foreign investment losses included in the 2002 federal income tax return; and
  a $2 million decrease related to additional nonconventional fuel tax credits recognized; offset by higher pre-tax domestic book income, resulting in a $39 million increase in income taxes.

Annual tax provisions include amounts considered sufficient to pay assessments that may result from examination of prior year tax returns by taxing authorities. However, the amount ultimately paid upon resolution of any issues raised by such authorities may differ materially from the amount accrued. In evaluating the exposure associated with various filing positions, PPL Energy Supply accounts for changes in probable exposures based on management's best estimate of the amount that should be recognized. An allowance is maintained for the tax contingencies, the balance of which management believes to be adequate. During 2004, PPL Energy Supply reached partial settlement with the IRS with respect to the tax years 1991 through 1995 and received a cash refund in the amount of $7 million. As a result of this settlement, the net tax impact recorded in 2004 was not significant.

See Note 5 to the Financial Statements for details on effective income tax rates and for information on the American Jobs Creation Act of 2004.

Discontinued Operations

In 2003, PPL Energy Supply reported a loss of $20 million in connection with the approval of a plan of sale of PPL Global's investment in a Latin American telecommunications company. An additional $2 million loss was recorded in 2004, representing operating losses through the date of the sale. See "Discontinued Operations" in Note 9 to the Financial Statements for additional information related to the sale.

Cumulative Effects of Changes in Accounting Principles

In 2003, PPL Energy Supply recorded a charge of $27 million, after-tax, as a cumulative effect of a change in accounting principle in connection with the adoption of FIN 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," for certain entities. See Note 22 to the Financial Statements for additional information.

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

PPL Energy Supply adopted SFAS 142, "Goodwill and Other Intangible Assets," on January 1, 2002. SFAS 142 requires an annual impairment test of goodwill and other intangible assets that are not subject to amortization. PPL Energy Supply performed a transition impairment analysis in the first quarter of 2002 and recorded a transition goodwill impairment charge of $150 million. See Note 19 to the Financial Statements for additional information.

Financial Condition

Liquidity

PPL Energy Supply is focused on maintaining a strong liquidity position and strengthening its balance sheet, thereby improving its credit profile. PPL Energy Supply believes that its cash on hand, operating cash flows, access to debt and equity capital markets and borrowing capacity, taken as a whole, provide sufficient resources to fund its ongoing operating requirements, future security maturities and estimated future capital expenditures. PPL Energy Supply currently expects cash on hand at the end of 2005 to be approximately $180 million, with about $1.9 billion in credit facilities. However, PPL Energy Supply's cash flows from operations and its access to cost effective bank and capital markets are subject to risks and uncertainties, including but not limited to, the following:

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
  unusual or extreme weather that may damage its international transmission and distribution facilities or affect energy sales to customers;
  reliance on transmission and distribution facilities that PPL Energy Supply does not own or control to deliver its electricity and natural gas;
  unavailability of generating units (due to unscheduled or longer-than-anticipated generation outages) and the resulting loss of revenues and additional costs of replacement electricity;
  ability to recover and the timeliness and adequacy of recovery of costs associated with international electricity delivery businesses; and
  a downgrade in PPL Energy Supply's or its rated subsidiaries' credit ratings that could negatively affect their ability to access capital and increase the cost of maintaining credit facilities and any new debt.

At December 31, 2004, PPL Energy Supply had $357 million in cash and cash equivalents and no short-term debt compared to $222 million in cash and cash equivalents and $56 million of short-term debt at December 31, 2003, and $149 million in cash and cash equivalents and $928 million of short-term debt at December 31, 2002. The changes in cash and cash equivalents resulted from the following:

	2004	2003	2002

Net Cash Provided by Operating Activities	$556	$904	$626

Net Cash Provided by (Used in) Investing Activities	(465)	205	(1,119)

Net Cash Provided by (Used in) Financing Activities	35	(1,043)	(175)

Effect of Exchange Rates on Cash & Cash Equivalents	9	7	2

Increase (Decrease) in Cash & Cash Equivalents	$135	$73	$(666)

Net Cash Provided by Operating Activities

Net cash from operating activities decreased by 38%, or $348 million, in 2004 versus 2003, reflecting the posting of $300 million in cash collateral to PPL Electric related to the PLR energy supply agreements and higher cash taxes, partially offset by higher energy margins.

Important elements supporting the stability of PPL Energy Supply's cash provided by operating activities are the long-term and intermediate-term commitments from wholesale and retail customers and long-term fuel supply contracts PPL Energy Supply has in place. PPL Energy Supply estimates that, on average, approximately 83% of its expected annual generation output for the period 2005 through 2009 is committed under long-term and intermediate-term energy supply contracts. PPL EnergyPlus also enters into contracts under which it agrees to sell and purchase electricity, natural gas, oil and coal. These contracts often require cash collateral or other credit enhancement, or reductions or terminations of a portion of the entire contract through cash settlement in the event of a downgrade of PPL Energy Supply or the respective subsidiary's credit ratings or adverse changes in market prices. For example, in addition to limiting its trading ability, if PPL Energy Supply or its respective subsidiary's ratings were lowered to below "investment grade" and energy prices increased by 10%, PPL Energy Supply estimates that, based on its December 31, 2004 positions, it would have had to post collateral of approximately $280 million as compared to $490 million at December 31, 2003. PPL Energy Supply has in place risk management programs that, among other things, are designed to monitor and manage its exposure to volatility of cash flows related to changes in energy prices, interest rates, foreign currency exchange rates, counterparty credit quality and the operational performance of its generating units.

Net cash provided by operating activities increased by 44%, or $278 million, in 2003 versus 2002, reflecting higher net income adjusted for non-cash items and lower cash income taxes. In addition, 2002 included cash outlays of $152 million for the cancellation of generation projects and $50 million for the termination of a NUG contract. The higher net income in 2003 was principally driven by complete ownership of WPD, higher wholesale energy margins, lower interest expense and savings from a workforce reduction program in the U.S. that commenced in 2002.

Net Cash Provided by (Used in) Investing Activities

Net cash used in investing activities increased by $670 million in 2004 versus 2003. The primary reason for the increase was the repayment of a $653 note receivable from an affiliate in 2003. The primary use of cash for investing activities is capital and investment expenditures. See "Capital Expenditure Requirements" for capital and investment expenditures in 2004 and expected expenditures in 2005 through 2009. In 2005, PPL Energy Supply expects to be able to fund all of its capital expenditures with cash from operating activities.

The increase of $1.3 billion in net cash provided by investing activities in 2003 compared to 2002 was primarily due to the reduced investment in generation assets and electric energy projects, the acquisition of the controlling interest in WPD in September 2002, and a repayment of a loan by an affiliate.

Net Cash Provided by (Used in) Financing Activities

Net cash from financing activities in 2004 increased by $1.1 billion versus 2003. The primary reasons for the increase in cash from financing activities was due to a net reduction of $758 million in distributions to member and a $495 million increase in note payable to affiliate.

PPL Energy Supply's debt financing activity in 2004 was as follows:

	Issuances	Retirements

PPL Energy Supply Senior Unsecured Notes	$300

PPL Energy Supply lease financing		$(656)

PPL Energy Supply Note Payable to Affiliate	495

WPD short-term debt (net change)		(56)

Latin American companies long-term debt	22	(15)

Total	$817	$(727)

Net addition	$90

Debt issued during 2004 had stated interest rates ranging from 2.1% to 9.0% and maturities from 2006 through 2014. See Note 8 to the Financial Statements for more detailed information regarding PPL Energy Supply's financing activities.

In December 2004, PPL Energy Supply reactivated its commercial paper program to provide it with an additional financing source to fund its short-term liquidity needs, if and when necessary. At December 31, 2004, PPL Energy Supply had no commercial paper outstanding and currently has no plans to access the commercial paper market in the short-term.

At December 31, 2004, PPL Energy Supply's total committed borrowing capacity under credit facilities and the use of this borrowing capacity were as follows:

	Committed Capacity	Borrowed	Letters of Credit Issued (c)	Available Capacity

PPL Energy Supply Credit Facilities (a)	$1,100		$250	$850

WPD (South West) Bank Facilities (b)	769		2	767

Total	$1,869		$252	$1,617

(a)

PPL Energy Supply's credit facilities allow for borrowings at LIBOR-based rates plus a spread, depending upon the company's public debt rating. PPL Energy Supply also has the capability to cause the lenders to issue up to $950 million of letters of credit under these facilities, which issuances reduce available borrowing capacity.

These credit facilities contain financial covenants requiring debt to total capitalization to not exceed 65% and requiring that PPL Energy Supply maintain an interest coverage ratio to not be less than 2.0 times consolidated earnings before income taxes, depreciation and amortization. At December 31, 2004 and 2003, PPL Energy Supply's consolidated debt to total capitalization percentages, as calculated in accordance with one of its credit facilities, were 35% and 36%. Under a second credit facility entered into in June 2004, the consolidated debt to capitalization percentage was 34% at December 31, 2004. At December 31, 2004 and 2003, PPL Energy Supply's interest coverage ratios, as calculated in accordance with its credit facilities, were 6.2 and 6.3. The credit facilities also contain certain representations and warranties that must be made for PPL Energy Supply to borrow under them, including, but not limited to, a material adverse change clause that relates to PPL Energy Supply's ability to perform its obligations under the credit agreements and related loan documents.

(b)

WPD (South West)'s credit facilities allow for borrowings at LIBOR-based rates plus a spread, depending upon the company's public debt rating.

These credit facilities contain financial covenants that require WPD (South West) to maintain an interest coverage ratio of not less than 3.0 times consolidated earnings before income taxes, depreciation and amortization and a regulatory asset base (RAB) at £150 million greater than total gross debt, in each case as calculated in accordance with the credit facilities. At December 31, 2004 and 2003, WPD (South West)'s interest coverage ratio, as calculated in accordance with its credit lines, were 6.8 and 6.7. At December 31, 2004 and 2003, WPD (South West)'s RAB, as calculated in accordance with the credit facilities, exceeded its total gross debt by £531 million and £482 million.

(c)	PPL Energy Supply and WPD (South West) have a reimbursement obligation to the extent any letters of credit are drawn upon. The letters of credit issued as of December 31, 2004, expire in 2005.
These credit agreements contain various other covenants. Failure to meet those covenants beyond applicable grace periods could result in acceleration of due dates of borrowings and/or termination of the agreements. PPL Energy Supply monitors the covenants on a regular basis. At December 31, 2004, PPL Energy Supply was in material compliance with those covenants. At this time, PPL Energy Supply believes that these covenants and other borrowing conditions will not limit access to these funding sources. PPL Energy Supply and WPD (South West) intend to renew and extend all of their syndicated credit facilities in 2005.

The increase of $868 million in net cash used in financing activities in 2003 compared to 2002 primarily reflected the repayment of short-term debt, retirement of long-term debt, distributions to PPL to support dividend payments to PPL shareholders, and maturities and interest payments on PPL Capital Funding's debt. In 2003, PPL Energy Supply had net retirements of $120 million compared with net issuances of $378 million in 2002. Net distributions to Member were $907 million in 2003 compared with $550 million in 2002.

Operating Leases

PPL Energy Supply and its subsidiaries also have available funding sources that are provided through operating leases. PPL Energy Supply's subsidiaries lease vehicles, office space, land, buildings, personal computers and other equipment. These leasing structures provide PPL Energy Supply with additional operating and financing flexibility. The operating leases contain covenants that are typical for these agreements, such as maintaining insurance, maintaining corporate existence and timely payment of rent and other fees. Failure to meet these covenants could limit or restrict access to these funds or require early payment of obligations. At this time, PPL Energy Supply believes that these covenants will not limit access to these funding sources or cause acceleration or termination of the leases.

PPL Energy Supply, through its subsidiary PPL Montana, leases a 50% interest in Colstrip Units 1 and 2 and a 30% interest in Unit 3, under four 36-year non-cancelable operating leases. These operating leases are not recorded on PPL Energy Supply's Balance Sheet, which is in accordance with applicable accounting guidance. The leases place certain restrictions on PPL Montana's ability to incur additional debt, sell assets and declare dividends. At this time, PPL Energy Supply believes that these restrictions will not limit access to these funding sources or cause acceleration or termination of the leases. See Note 8 to the Financial Statements for a discussion of other dividend restrictions related to PPL Global subsidiaries.

See Note 10 to the Financial Statements for further discussion of the operating leases.

Contractual Obligations

At December 31, 2004, the estimated contractual cash obligations of PPL Energy Supply were as follows:

Contractual Cash Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years

Long-term Debt (a)	$3,974	$181	$604	$228	$2,961

Capital Lease Obligations

Operating Leases	733	63	115	107	448

Purchase Obligations (b)	2,900	623	1,162	516	599

Other Long-term Liabilities Reflected on the Balance Sheet under GAAP (c)	174	38	116	20

Total Contractual Cash Obligations	$7,781	$905	$1,997	$871	$4,008

(a)	Reflects principal maturities only, including maturities of consolidated lease debt.
(b)	The payments reflected herein are subject to change, as the purchase obligation reflected is an estimate based on projected obligated quantities and projected pricing under the contract.
(c)	The amounts reflected represent estimated pension funding requirements.

Credit Ratings

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

The following table summarizes the credit ratings of PPL Energy Supply and its financing subsidiaries at December 31, 2004:

	Moody's	S&P	Fitch

PPL Energy Supply
Issuer Rating		BBB
Senior Unsecured Notes	Baa2	BBB	BBB+
Commercial Paper	P-2	A-2	F2
Outlook	STABLE	STABLE	STABLE

PPL Montana
Pass -Through Certificates	Baa3	BBB-	BBB
Outlook	STABLE	STABLE

WPDH Limited
Issuer Rating	Baa3	BBB-
Senior Unsecured Debt	Baa3	BBB-	BBB
Short-term Debt		A-3
Outlook	NEGATIVE	NEGATIVE	STABLE

WPD LLP
Issuer Rating		BBB-
Senior Unsecured Debt	Baa2	BBB-	BBB+
Short-term Debt		A-3
Preferred Stock	Baa3	BB	BBB
Outlook	NEGATIVE	NEGATIVE	STABLE

WPD (South Wales)
Issuer Rating		BBB+
Senior Unsecured Debt	Baa1	BBB+	A-
Short-term Debt		A-2	F1
Outlook	STABLE	NEGATIVE	STABLE

WPD (South West)
Issuer Rating	Baa1	BBB+
Senior Unsecured Debt	Baa1	BBB+	A-
Short-term Debt	P-2	A-2	F1
Outlook	STABLE	NEGATIVE	STABLE

Rating Agency Actions in 2004

In December 2004, S&P, Moody's and Fitch confirmed their ratings of A-2, P-2 and F2, respectively, for PPL Energy Supply commercial paper.

S&P

In May 2004, S&P affirmed its BBB ratings on PPL Energy Supply and revised its outlook from negative to stable. S&P also affirmed its BBB- rating on PPL Montana's Pass-Through Certificates due 2020 and revised its outlook from negative to stable. Also, S&P indicated that the following ratings would remain unchanged following the aforementioned revision to PPL Energy Supply's outlook:

  WPDH Limited of BBB-/Negative/A-3;
  WPD (South West) of BBB+/Negative/A-2; and
  WPD (South Wales) of BBB+/Negative/A-2.

Moody's

Also in December 2004, Moody's downgraded the senior unsecured long-term debt ratings of WPDH Limited from Baa2 to Baa3 with a negative outlook. At the same time, Moody's changed the outlook on the senior unsecured long-term debt rating of WPD LLP from stable to negative and affirmed its Baa1 senior unsecured long-term ratings of WPD (South West) and WPD (South Wales.) The outlook on WPD (South West) and WPD (South Wales) is stable.

Moody's indicated that its ratings actions with respect to WPD reflect its concern that WPDH Limited has an adjusted net debt/ Regulatory Asset Base (RAB) ratio in excess of 95% after pension deficits that are not recoverable through the U.K. regulatory process are taken into account. Moody's also indicated that the ratings reflect its expectation that adjusted net debt/RAB will fall to less than 90% during the course of 2005.

Ratings Triggers

PPL Energy Supply's 2.625% Convertible Senior Notes due 2023 are convertible upon the occurrence of certain events, including if the long-term credit ratings assigned to the notes by S&P and Moody's are lower than BB and Ba2, or either S&P or Moody's no longer rates the notes. The terms of the notes were modified in November 2004 to, among other things, require cash settlement of the principal amount upon conversion of the notes. These modifications were made in response to the FASB's ratification of EITF Issue 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share." See Note 4 to the Financial Statements for more information concerning these modifications, Note 8 for a discussion of the consent solicitation that effected these modifications and Note 23 for a discussion of EITF Issue 04-8.

PPL Energy Supply and its respective subsidiaries do not have additional material liquidity exposures caused by a ratings downgrade below "investment grade" that would accelerate the due dates of borrowings. However, if PPL Energy Supply's debt ratings were below investment grade at December 31, 2004, PPL Energy Supply and its respective subsidiaries would have had to post an additional $118 million of collateral to counterparties.

Subsequent Ratings Events

In January 2005, S&P revised its outlooks on the WPD companies to stable from negative. S&P attributes this positive change to financial profile improvements resulting from the final regulatory outcome published by Ofgem in November 2004. At the same time, S&P affirmed the WPD companies' long-term and short-term credit ratings.

Also in January 2005, Fitch announced that it downgraded the WPD companies' senior unsecured credit ratings by one notch as follows:

  WPDH Limited to BBB- from BBB
  WPD LLP to BBB from BBB+
  WPD (South West) and WPD (South Wales) to BBB+/F2 from A-/F1

Fitch has a stable outlook on all of the WPD companies.

Fitch stated that its downgrade was prompted by the high level of pension adjusted leverage at WPD. Fitch acknowledged that WPD's funding plan should reduce its pension deficit over time and it expects WPD to proceed with its de-leveraging program. However, Fitch indicated that it is not certain enough, due to the unpredictability in future pension valuations, that pension adjusted leverage will support a BBB rating at WPDH Limited. Fitch indicated that WPD (South West) and WPD (South Wales) have been downgraded to maintain a two-notch differential with WPDH Limited because it does not believe that the financial ring-fencing is restrictive enough to support a three-notch differential.

Off-Balance Sheet Arrangements

PPL Energy Supply provides guarantees for certain affiliate financing arrangements that enable certain transactions. Some of the guarantees contain financial and other covenants that, if not met, would limit or restrict the affiliates' access to funds under these financing arrangements, require early maturity of such arrangements or limit the affiliates' ability to enter into certain transactions. At this time, PPL Energy Supply believes that these covenants will not limit access to the relevant funding sources.

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

  commodity price risk for energy and energy-related products associated with the sale of electricity, the purchase of fuel for the generating assets and energy trading activities;
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

Accounting and Reporting

To account for and report on contracts entered into to manage market risk, PPL Energy Supply follows the provisions of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," and SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," and interpreted by DIG issues (together, "SFAS 133"), EITF 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities," and EITF 03-11, "Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to FASB Statement No. 133 and Not 'Held for Trading Purposes' as Defined in Issue No. 02-3." SFAS 133 requires that all derivative instruments be recorded at fair value on the balance sheet as an asset or liability (unless they meet SFAS 133's criteria for exclusion) and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

In April 2003, the FASB issued SFAS 149, which amends and clarifies SFAS 133 to improve financial accounting and reporting for derivative instruments and hedging activities. To ensure that contracts with comparable characteristics are accounted for similarly, SFAS 149 clarified the circumstances under which a contract with an initial net investment meets the characteristics of a derivative, clarified when a derivative contains a financing component, amended the definition of an "underlying" and amended certain other existing pronouncements. Additionally, SFAS 149 placed additional limitations on the use of the normal purchase or normal sale exception. SFAS 149 was effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003, except certain provisions relating to forward purchases or sales of when-issued securities or other securities that did not yet exist. PPL Energy Supply adopted SFAS 149 as of July 1, 2003. The adoption of SFAS 149 did not have a significant impact on PPL Energy Supply.

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

PPL Energy Supply adopted the final provisions of EITF 03-11 prospectively as of October 1, 2003. As a result of this adoption, non-trading bilateral sales of electricity at major market delivery points are netted with purchases that offset the sales at those same delivery points. A major market delivery point is any delivery point with liquid pricing available. See Note 17 to the Financial Statements for the impact of the adoption of EITF 03-11.

PPL Energy Supply's short-term derivative contracts are recorded as "Price risk management assets" and "Price risk management liabilities" on the Balance Sheet. Long-term derivative contracts are included in "Other Noncurrent Assets - Other" and "Deferred Credits and Other Noncurrent Liabilities - Other."

Accounting Designation

Energy contracts that do not qualify as derivatives receive accrual accounting. For energy contracts that meet the definition of a derivative, the circumstances and intent existing at the time that energy transactions are entered into determine their accounting designation. In addition to energy-related transactions, PPL Energy Supply enters into financial interest rate and foreign currency swap contracts to hedge interest expense associated with both existing and anticipated debt issuances. PPL Energy Supply also enters into foreign currency swap contracts to hedge the fair value of firm commitments denominated in foreign currency and net investments in foreign operations. As with energy transactions, the circumstances and intent existing at the time of the transaction determine the contract's accounting designation. These designations are verified by a separate internal group on a daily basis. See Note 17 to the Financial Statements for a summary of the guidelines that have been provided to the traders who are responsible for contract designation for derivative energy contracts due to the adoption of SFAS 149.

Commodity Price Risk (Non-Trading)

Commodity price risk is one of PPL Energy Supply's most significant risks due to the level of investment that PPL Energy Supply maintains in its generation assets, coupled with the volatility of prices for energy and energy-related products. Several factors influence price levels and volatilities. These factors include, but are not limited to, seasonal changes in demand, weather conditions, available generating assets within regions, transportation availability and reliability within and between regions, market liquidity, and the nature and extent of current and potential federal and state regulations. To hedge the impact of market price fluctuations on PPL Energy Supply's energy-related assets, liabilities and other contractual arrangements, PPL EnergyPlus sells and purchases physical energy at the wholesale level under FERC market-based tariffs throughout the U.S. and enters into financial exchange-traded and over-the-counter contracts. Because PPL Energy Supply owns or controls generating assets, the majority of PPL Energy Supply's energy transactions qualify for accrual or hedge accounting.

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

PPL Energy Supply's commodity derivative contracts that qualify for hedge accounting treatment mature at various times through 2010. The following chart sets forth PPL Energy Supply's net fair market value of these contracts as of December 31:

	Gains (Losses)

	2004	2003

Fair value of contracts outstanding at the beginning of the period	$86	$58

Contracts realized or otherwise settled during the period	(66)	(87)

Fair value of new contracts at inception

Other changes in fair values	(29)	115

Fair value of contracts outstanding at the end of the period	$(9)	$86

The following chart segregates estimated fair values of PPL Energy Supply's commodity derivative contracts that qualify for hedge accounting treatment at December 31, 2004, based on whether the fair values are determined by quoted market prices or other more subjective means.

	Fair Value of Contracts at Period-End Gains (Losses)

	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 3-5 Years	Maturity in Excess of 5 Years	Total Fair Value

Source of Fair Value

Prices actively quoted	$4	$3			$7

Prices provided by other external sources	15	(20)	$(10)	$(1)	(16)

Prices based on models and other valuation methods

Fair value of contracts outstanding at the end of the period	$19	$(17)	$(10)	$(1)	$(9)

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

Because of PPL Energy Supply's efforts to hedge the value of the energy from its generation assets, PPL Energy Supply sells electricity and buys fuel on a forward basis, resulting in open contractual positions. If PPL Energy Supply were unable to deliver firm capacity and energy or to accept the delivery of fuel under its agreements, under certain circumstances it could be required to pay damages. These damages would be based on the difference between the market price and the contract price of the commodity. Depending on price volatility in the wholesale energy markets, such damages could be significant. Extreme weather conditions, unplanned power plant outages, transmission disruptions, non-performance by counterparties (or their counterparties) with which it has energy contracts and other factors could affect PPL Energy Supply's ability to meet its obligations, or cause significant increases in the market price of replacement energy. Although PPL Energy Supply attempts to mitigate these risks, there can be no assurance that it will be able to fully meet its firm obligations, that it will not be required to pay damages for failure to perform, or that it will not experience counterparty non-performance in the future.

As of December 31, 2004, PPL Energy Supply estimated that a 10% adverse movement in market prices across all geographic areas and time periods would have decreased the value of the commodity contracts in its non-trading portfolio by approximately $165 million, compared to a decrease of $146 million at December 31, 2003. However, the change in the value of the non-trading portfolio would have been substantially offset by an increase in the value of the underlying commodity, the electricity generated, because these contracts serve to reduce the market risk inherent in the generation of electricity. Additionally, the value of PPL Energy Supply's unsold generation would be improved. Because PPL Energy Supply's electricity portfolio is generally in a net sales position, the adverse movement in prices is usually an increase in prices. Conversely, because PPL Energy Supply's commodity fuels portfolio is generally in a net purchase position, the adverse movement in prices is usually a decrease in prices. If both of these scenarios happened, the implied margins for the unsold generation would increase.

In accordance with its marketing strategy, PPL Energy Supply does not completely hedge its generation output or fuel requirements. PPL Energy Supply estimates that for its entire portfolio, including all generation and physical and financial energy positions, a 10% adverse change in power prices across all geographic zones and time periods will decrease expected 2005 gross margins by about $2 million. Similarly, a 10% adverse movement in all fossil fuel prices will decrease 2005 gross margins by $5 million.

PPL Energy Supply also executes energy contracts to take advantage of market opportunities. As a result, PPL Energy Supply may at times create a net open position in its portfolio that could result in significant losses if prices do not move in the manner or direction anticipated. The margins from these trading activities are shown in the Statement of Income as "Net energy trading margins."

Commodity Price Risk (Trading)

PPL Energy Supply's trading contracts mature at various times through 2006. The following chart sets forth PPL Energy Supply's net fair market value of trading contracts as of December 31:

	Gains (Losses)

	2004	2003

Fair value of contracts outstanding at the beginning of the period	$3	$(6)

Contracts realized or otherwise settled during the period	(14)	16

Fair value of new contracts at inception	1	2

Other changes in fair values	19	(9)

Fair value of contracts outstanding at the end of the period	$9	$3

PPL Energy Supply will reverse approximately $2 million of the $9 million unrealized trading gains over the first three months of 2005 as the transactions are realized.

The following chart segregates estimated fair values of PPL Energy Supply's trading portfolio at December 31, 2004, based on whether the fair values are determined by quoted market prices or other more subjective means.

	Fair Value of Contracts at Period-End Gains (Losses)

	Maturity Less Than 1 year	Maturity 1-3 years	Maturity 3-5 years	Maturity in Excess of 5 Years	Total Fair Value

Source of Fair Value

Prices actively quoted	$3				$3

Prices provided by other external sources	5	$4			9

Prices based on models and other valuation methods	(3)				(3)

Fair value of contracts outstanding at the end of the period	$5	$4			$9

See "Commodity Price Risk (Non-trading)" for information on the various sources of fair value.

As of December 31, 2004, PPL Energy Supply estimated that a 10% adverse movement in market prices across all geographic areas and time periods would have decreased the value of the commodity contracts in its trading portfolio by $5 million, compared to a decrease of $3 million at December 31, 2003.

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

At December 31, 2004, PPL Energy Supply's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was estimated at $1 million, and was insignificant at December 31, 2003.

PPL Energy Supply is also exposed to changes in the fair value of its domestic and international debt portfolio. At December 31, 2004, PPL Energy Supply estimated that its potential exposure to a change in the fair value of its debt portfolio, through a 10% adverse movement in interest rates, was approximately $156 million, compared to $143 million at December 31, 2003.

PPL and PPL Energy Supply utilize various risk management instruments to reduce PPL Energy Supply's exposure to adverse interest rate movements for future anticipated financing. While PPL Energy Supply is exposed to changes in the fair value of these instruments, they are designed such that any economic loss in value should generally be offset by interest rate savings at the time the future anticipated financing is completed. At December 31, 2004, PPL Energy Supply had none of these instruments outstanding. At December 31, 2003, PPL Energy Supply estimated that its potential exposure to a change in the fair value of these instruments, through a 10% adverse movement in interest rates, was approximately $1 million.

PPL and PPL Energy Supply also utilize various risk management instruments to adjust the mix of fixed and floating interest rates in PPL Energy Supply's debt portfolio. While PPL Energy Supply is exposed to changes in the fair value of these instruments, any change in market value is recorded with an equal and offsetting change in the value of the debt being hedged. At December 31, 2004, PPL Energy Supply estimated that its potential exposure to a change in the fair value of these instruments, through a 10% adverse movement in interest rates, was approximately $2 million, compared to an exposure of $1 million at December 31, 2003.

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

PPL executed net forward sale transactions for £13.7 million to hedge a portion of its net investment in WPDH Limited. The estimated value of these agreements as of December 31, 2004, was $2 million, being the amount PPL would pay to terminate the transactions.

WPDH Limited held a net position in cross-currency swaps totaling $1.1 billion to hedge the interest payments and value of its U.S. dollar-denominated bonds. The estimated value of this position at December 31, 2004, being the amount PPL would pay to terminate it, including accrued interest, was $274 million.

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

Nuclear Decommissioning Fund - Securities Price Risk

In connection with certain NRC requirements, PPL Susquehanna maintains trust funds to fund certain costs of decommissioning the Susquehanna station. As of December 31, 2004, these funds were invested primarily in domestic equity securities and fixed-rate, fixed-income securities and are reflected at fair value on PPL Energy Supply's Balance Sheet. The mix of securities is designed to provide returns to be used to fund Susquehanna's decommissioning and to compensate for inflationary increases in decommissioning costs. However, the equity securities included in the trusts are exposed to price fluctuation in equity markets, and the values of fixed-rate, fixed-income securities are exposed to changes in interest rates. PPL Susquehanna actively monitors the investment performance and periodically reviews asset allocation in accordance with its nuclear decommissioning trust policy statement. At December 31, 2004, a hypothetical 10% increase in interest rates and a 10% decrease in equity prices would have resulted in an estimated $30 million reduction in the fair value of the trust assets, as compared to a $24 million reduction at December 31, 2003. See Note 6 to the Financial Statements for more information regarding the nuclear decommissioning trust funds.

Credit Risk

Credit risk relates to the risk of loss that PPL Energy Supply would incur as a result of non-performance by counterparties of their contractual obligations. PPL Energy Supply maintains credit policies and procedures with respect to counterparties (including requirements that counterparties maintain certain credit ratings criteria) and requires other assurances in the form of credit support or collateral in certain circumstances in order to limit counterparty credit risk. However, PPL Energy Supply has concentrations of suppliers and customers among electric utilities, natural gas distribution companies and other energy marketing and trading companies. These concentrations of counterparties may impact PPL Energy Supply's overall exposure to credit risk, either positively or negatively, in that counterparties may be similarly affected by changes in economic, regulatory or other conditions. As discussed above in "Contract Valuation," PPL Energy Supply records certain non-performance reserves to reflect the probability that a counterparty with contracts that are out of the money (from the counterparty's standpoint) will default in its performance, in which case PPL Energy Supply would have to sell into a lower-priced market or purchase from a higher-priced market. These reserves are reflected in the fair value of assets recorded in "Price risk management assets" on the Balance Sheet. PPL Energy Supply also records reserves to reflect the probability that a counterparty will not make payments for deliveries PPL Energy Supply has made but not yet billed. These reserves are reflected in "Unbilled revenues" on the Balance Sheet. PPL Energy Supply has also established a reserve with respect to certain sales to the California ISO for which PPL Energy Supply has not yet been paid, as well as a reserve related to PPL Energy Supply's exposure as a result of the Enron bankruptcy, which are reflected in "Accounts receivable" on the Balance Sheet. See Notes 14 and 17 to the Financial Statements.

Related Party Transactions

PPL Energy Supply is not aware of any material ownership interests or operating responsibility by senior management of PPL Energy Supply in outside partnerships, including leasing transactions with variable interest entities, or other entities doing business with PPL Energy Supply.

For additional information on related party transactions, see Note 15 to the Financial Statements.

Capital Expenditure Requirements

The schedule below shows PPL Energy Supply's current capital expenditure projections for the years 2005-2009 and actual spending for the year 2004:

	Actual	Projected

	2004	2005	2006	2007	2008	2009

Construction expenditures (a) (b)

Generating facilities	$156	$180	$231	$233	$170	$163

Transmission and distribution facilities	275	287	292	283	286	293

Environmental	23	41	134	263	228	170

Other	19	25	37	23	2	3

Total Construction Expenditures	473	533	694	802	686	629

Nuclear fuel	58	68	69	76	76	78

Total Capital Expenditures	$531	$601	$763	$878	$762	$707

(a)	Construction expenditures include capitalized interest, which is expected to be less than $16 million in each of the years 2005-2009.
(b)	This information excludes any potential investments by PPL Global for new projects.

PPL Energy Supply's capital expenditure projections for the years 2005-2009 total about $3.7 billion. Capital expenditure plans are revised periodically to reflect changes in market and asset regulatory conditions. PPL Energy Supply also leases vehicles, personal computers and other equipment as described in Note 10 to the Financial Statements. See Note 14 for additional information regarding potential capital expenditures for environmental projects.

Acquisitions, Development and Divestitures

From time-to-time, PPL Energy Supply and its subsidiaries are involved in negotiations with third parties regarding acquisitions, joint ventures and other arrangements which may or may not result in definitive agreements. See Note 9 to the Financial Statements for information regarding recent acquisitions and development activities.

At December 31, 2004, PPL Global had investments in foreign facilities, including consolidated investments in WPD, Emel, EC and others. See Note 3 to the Financial Statements for information on unconsolidated investments accounted for under the equity method.

In connection with an on-going review of its non-core international minority ownership investments, PPL Global sold its interest in CGE in 2004. See Note 9 to the Financial Statements for additional information.

PPL Energy Supply is currently planning incremental capacity increases of 255 MW at several existing domestic generating facilities.

PPL Energy Supply is continuously reexamining development projects based on market conditions and other factors to determine whether to proceed with these projects, sell them, cancel them, expand them, execute tolling agreements or pursue other opportunities.

Environmental Matters

See Note 14 to the Financial Statements for a discussion of environmental matters.

Competition

See "Item 1. Business - Competition," for a discussion of competitive factors affecting PPL Energy Supply.

New Accounting Standards

See Note 23 to the Financial Statements for information on new accounting standards adopted in 2004 or pending adoption.

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

1) Price Risk Management

See "Risk Management - Energy Marketing & Trading and Other" in Financial Condition.

2) Pension and Other Postretirement Benefits

As described in Note 12 to the Financial Statements, PPL Energy Supply subsidiaries sponsor various pension and other postretirement plans and participate in, and are allocated a significant portion of the liability and net periodic pension cost of the PPL Retirement Plan and the PPL Postretirement Benefit Plan. PPL and PPL Energy Supply follow the guidance of SFAS 87, "Employers' Accounting for Pensions," and SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," when accounting for these pension and other postretirement benefits. Under these accounting standards, assumptions are made regarding the valuation of benefit obligations and the performance of plan assets. Delayed recognition of differences between actual results and expected or estimated results is a guiding principle of these standards. This delayed recognition of actual results allows for a smoothed recognition of changes in benefit obligations and plan performance over the working lives of the employees who benefit under the plans. The primary assumptions are as follows:

  Discount Rate - The discount rate is used in calculating the present value of benefits, which are based on projections of benefit payments to be made in the future.
  Expected Return on Plan Assets - Management projects the future return on plan assets considering prior performance, but primarily based upon the plans' mix of assets and expectations for the long-term returns on those asset classes. These projected returns reduce the net benefit costs PPL Energy Supply records currently.
  Rate of Compensation Increase - Management projects employees' annual pay increases, which are used to project employees' pension benefits at retirement.
  Health Care Cost Trend Rate - Management projects the expected increases in the cost of health care.

In selecting discount rates, PPL and PPL Energy Supply consider fixed-income security yield rates. At December 31, 2004, PPL and PPL Energy Supply decreased the discount rate for their domestic plans from 6.25% to 5.75% as a result of decreased domestic fixed-income security returns. The discount rate remained at 5.50% at December 31, 2004 for PPL Energy Supply's international pension plans.

In selecting an expected return on plan assets, PPL and PPL Energy Supply consider tax implications, past performance and economic forecasts for the types of investments held by the plans. At December 31, 2004, PPL and PPL Energy Supply's expected return on plan assets for their domestic pension plans remained at 9.0%. For its international plans, PPL Energy Supply maintained 8.30% as the expected return on plan assets at December 31, 2004.

In selecting a rate of compensation increase, PPL and PPL Energy Supply consider past experience in light of movements in inflation rates. At December 31, 2004, PPL and PPL Energy Supply's rates of compensation increase remained at 4.0% for their domestic plans. For its international plans, PPL Energy Supply's rate of compensation increase remained at 3.75% at December 31, 2004.

In selecting health care cost trend rates, PPL and PPL Energy Supply consider past performance and forecasts of health care costs. At December 31, 2004, PPL and PPL Energy Supply's health care cost trend rates were 10% for 2005, gradually declining to 5.0% for 2010.

A variance in the assumptions listed above could have a significant impact on projected benefit obligations, accrued pension and other postretirement benefit liabilities, reported annual net periodic pension and other postretirement benefit cost and other comprehensive income (OCI). The following chart reflects the sensitivities in the 2004 Financial Statements associated with a change in certain assumptions. While the chart below reflects either an increase or decrease in each assumption, the inverse of this change would impact the projected benefit obligation, accrued pension and other postretirement benefit liabilities, reported annual net periodic pension and other postretirement benefit cost and OCI by a similar amount in the opposite direction. Each sensitivity below reflects an evaluation of the change based solely on a change in that assumption.

	Increase (Decrease)

Actuarial Assumption	Change in Assumption	Impact on Obligation	Impact on Liabilities (a)	Impact on Cost	Impact on OCI

Discount Rate	(0.25)%	$140	$3	$3	$108

Expected Return on Plan Assets	(0.25)%	N/A	8	8	(6)

Rate of Compensation Increase	0.25%	18	3	3	(1)

Health Care Cost Trend Rate (b)	1.0%	3			N/A

(a)	Excludes the impact of additional minimum liability.
(b)	Only impacts other postretirement benefits.

The total net pension and other postretirement benefit obligation for PPL Energy Supply's plans was $473 million as of December 31, 2004. PPL Energy Supply recognized an aggregate net accrued pension and other postretirement benefit liability of $327 million on its Balance Sheet as of December 31, 2004, for its plans. The total obligation is not fully reflected in the current financial statements due to the delayed recognition criteria of the accounting standards for these obligations. At December 31, 2004, PPL Energy Supply also reflected a net liability of $58 million on its Balance Sheet for pension liabilities and prepaid other postretirement benefit costs allocated from plans sponsored by PPL Services.

In 2004, PPL Energy Supply was allocated and recognized net periodic pension and other postretirement income credited to operating expenses of $19 million. This amount represents a $6 million decrease versus the credit recognized during 2003. This decrease was primarily due to the decrease in the discount rate at December 31, 2003.

As a result of the decrease in the assumed discount rate at December 31, 2004, for its domestic pension plans and the increase in the obligations for its international plans determined by their 2004 valuations, PPL Energy Supply was required to increase its recognized additional minimum pension liability. Recording the change in the additional minimum liability resulted in a $51 million increase to the pension-related charge to OCI, net of taxes, translation adjustment and unrecognized prior service costs, with no effect on net income. This charge increased the pension-related balance in OCI, which is a reduction to Member's Equity, to $360 million at December 31, 2004. The charges to OCI will reverse in future periods if the fair value of trust assets exceeds the accumulated benefit obligation.

Refer to Note 12 to the Financial Statements for additional information regarding pension and other postretirement benefits.

3) Asset Impairment

PPL Energy Supply performs impairment analyses for long-lived assets, including intangibles, that are subject to depreciation or amortization in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." PPL Energy Supply tests for impairment whenever events or changes in circumstances indicate that a long-lived asset's carrying value may not be recoverable. Examples of such events or changes in circumstances are:

  a significant decrease in the market price of an asset;
  a significant adverse change in the manner in which an asset is being used or in its physical condition;
  a significant adverse change in legal factors or in the business climate;
  an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of an asset;
  a current-period operating or cash flow loss combined with a history of losses or a forecast that demonstrates continuing losses; or
  a current expectation that, more likely than not, an asset will be sold or otherwise disposed of before the end of its previously estimated useful life.

For a long-lived asset, an impairment exists when the carrying value exceeds the sum of the estimated undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the asset is impaired, an impairment loss is recorded to adjust the asset's carrying value to its estimated fair value.

In determining asset impairments, management must make significant judgments to estimate future cash flows, the useful lives of long-lived assets, the fair value of the assets and management's intent to use the assets. Changes in assumptions and estimates included within the impairment reviews could result in significantly different results than those identified and recorded in the financial statements. For determining fair value, the FASB has indicated that quoted market prices in active markets are the best evidence of fair value. However, when market prices are unavailable, other valuation techniques may be used. PPL Energy Supply has generally used a present value technique (i.e., discounted cash flow). Discounted cash flow is calculated by estimating future cash flow streams and applying appropriate discount rates to determine the present value of the cash flow streams.

PPL Energy Supply has determined that when alternative courses of action to recover the carrying value of a long-lived asset are being considered, it uses estimated cash flows from the most likely approach to assess impairment whenever one scenario is clearly the most likely outcome. If no scenario is clearly most likely, then a probability-weighted approach is used taking into consideration estimated cash flows from the alternative scenarios. For assets tested for impairment as of the balance sheet date, the estimates of future cash flows used in that test consider the likelihood of possible outcomes that existed at the balance sheet date, including the assessment of the likelihood of the future sale of the assets. That assessment made as of the balance sheet date is not revised based on events that occur after the balance sheet date.

During 2004, PPL Energy Supply and its subsidiaries evaluated certain gas-fired generation assets for impairment, as events and circumstances indicated that the carrying value of these assets may not be recoverable. PPL Energy Supply did not record an impairment of these gas-fired generation assets in 2004. For these impairment analyses, the most significant assumption was the estimate of future cash flows. PPL Energy Supply estimates future cash flows using information from its corporate business plan adjusted for any recent sales or purchase commitments. Key factors that impact cash flows include projected prices for electricity and gas as well as firm sales and purchase commitments. A 10% decrease in estimated future cash flows for certain gas-fired generation assets would have resulted in an impairment charge.

In June 2004, a subsidiary of PPL Generation agreed to sell the 450 MW Sundance power plant to Arizona Public Service Company, subject to the receipt of various state and federal regulatory approvals and customary closing conditions. At December 31, 2004, as a result of the significant regulatory approvals still needed to complete the sale, PPL management did not believe that it was more likely than not that the sale would be consummated and concluded that no impairment charge was required at that time. See Note 9 to the Financial Statements for additional information on the potential sale of Sundance.

PPL Energy Supply performs impairment analyses for goodwill in accordance with SFAS 142, "Goodwill and Other Intangible Assets." PPL Energy Supply performs an annual impairment test for goodwill, or more frequently if events or changes in circumstances indicate that the asset might be impaired.

SFAS 142 requires goodwill to be tested for impairment at the reporting unit level. PPL Energy Supply has determined its reporting units to be one level below its operating segments.

Goodwill is tested for impairment using a two-step approach. The first step of the goodwill impairment test compares the estimated fair value of a reporting unit with its carrying value, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is considered not impaired. If the carrying value exceeds the estimated fair value of the reporting unit, the second step is performed to measure the amount of impairment loss, if any.

The second step requires a calculation of the implied fair value of goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill in a business combination. That is, the estimated fair value of a reporting unit is allocated to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the estimated fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the estimated fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. The implied fair value of the reporting unit goodwill is then compared with the carrying value of that goodwill. If the carrying value exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess. The loss recognized cannot exceed the carrying value of the reporting unit's goodwill.

PPL Energy Supply completed its annual goodwill impairment test in the fourth quarter of 2004. This test did not require any second-step assessments and did not result in any impairments. PPL Energy Supply's most significant assumptions surrounding the goodwill impairment test relate to the estimates of reporting unit fair values. PPL Energy Supply estimated fair values primarily based upon discounted cash flows. Although a full two-step evaluation was not completed, a decrease in the forecasted cash flows of 10% or an increase of the discount rates by 25 basis points would have resulted in the carrying value of certain reporting units exceeding their estimated fair values, indicating a potential impairment of goodwill.

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

In addition to uncertainty inherent in management's assumptions, leasing transactions and the related accounting rules become increasingly complex when they involve: real estate and/or related integral equipment; sale/leaseback accounting (leasing transactions where the lessee previously owned the leased assets); synthetic leases (leases that qualify for operating lease treatment for book accounting purposes and financing treatment for tax accounting purposes); and lessee involvement in the construction of leased assets.

At December 31, 2004, PPL Energy Supply continued to participate in a significant sale/leaseback transaction. In July 2000, PPL Montana sold its interest in the Colstrip generating plant to owner lessors who are leasing the assets back to PPL Montana under four 36-year operating leases. This transaction is accounted for as an operating lease in accordance with current rules related to sale/leaseback arrangements. If for any reason this transaction did not meet the requirements for off-balance sheet operating lease treatment as a sale/leaseback, PPL Energy Supply would have recorded approximately $290 million of additional assets and approximately $331 million of additional liabilities on its balance sheet at December 31, 2004, and would have recorded additional expenses currently estimated at $8 million, after-tax, in 2004.

See Note 10 to the Financial Statements for additional information related to operating leases.

5) Loss Accruals

PPL Energy Supply periodically accrues losses for the estimated impacts of various conditions, situations or circumstances involving uncertain outcomes. These events are called "contingencies," and PPL Energy Supply's accounting for such events is prescribed by SFAS 5, "Accounting for Contingencies." SFAS 5 defines a contingency as "an existing condition, situation, or set of circumstances involving uncertainty as to possible gain or loss to an enterprise that will ultimately be resolved when one or more future events occur or fail to occur."

For loss contingencies, the loss must be accrued if (1) information is available that indicates it is "probable" that the loss has been incurred, given the likelihood of the uncertain future events and (2) the amount of the loss can be reasonably estimated. FASB defines "probable" as cases in which "the future event or events are likely to occur." SFAS 5 does not permit the accrual of contingencies that might result in gains. PPL Energy Supply continuously assesses potential loss contingencies for environmental remediation, litigation claims, income taxes, regulatory penalties and other events.

PPL Energy Supply also has accrued estimated losses on long-term purchase commitments when significant events have occurred. For example, estimated losses were accrued when long-term purchase commitments were assumed under asset acquisition agreements and when PPL Electric's generation business was deregulated. Under regulatory accounting, PPL Electric recorded the above-market cost of energy purchases from NUGs as part of its purchased power costs on an as-incurred basis, since these costs were recovered in regulated rates. When the generation business was deregulated, the estimated loss associated with these long-term purchase commitments to make above-market NUG purchases was recorded because PPL Electric was committed to purchase electricity at above market prices but it could no longer recover these costs in regulated rates.

The accounting aspects of estimated loss accruals include: (1) the initial identification and recording of the loss; (2) the determination of triggering events for reducing a recorded loss accrual; and (3) the on-going assessment as to whether a recorded loss accrual is sufficient. All three aspects of accounting for loss accruals - the initial identification and recording of a probable loss, the identification of triggering events to reduce the loss accrual, and the ongoing assessment of the sufficiency of a recorded loss accrual - require significant judgment by PPL Energy Supply's management.

Initial Identification and Recording of the Loss Accrual

PPL Energy Supply uses its internal expertise and outside experts (such as lawyers, tax specialists and engineers), as necessary, to help estimate the probability that a loss has been incurred and the amount (or range) of the loss.

PPL Energy Supply has identified certain events which could give rise to a loss, but which do not meet the conditions for accrual under SFAS 5. SFAS 5 requires disclosure, but not a recording, of potential losses when it is "reasonably possible" that a loss has been incurred. The FASB defines "reasonably possible" as cases in which "the chance of the future event or events occurring is more than remote but less than likely." See Note 14 to the Financial Statements for disclosure of potential loss contingencies, most of which have not met the criteria for accrual under SFAS 5.

Reducing Recorded Loss Accruals

When an estimated loss is accrued, PPL Energy Supply identifies, where applicable, the triggering events for subsequently reducing the loss accrual. The triggering events generally occur when the contingency has been resolved and the actual loss is incurred, or when the risk of loss has diminished or been eliminated. The following are some of the triggering events that provide for the reduction of certain recorded loss accruals:

  Certain loss accruals are systematically reduced based on the expiration of contract terms. An example of this is the loss accrual for above-market NUG purchase commitments, which is described below. This loss accrual is being reduced over the lives of the NUG purchase contracts.
  Allowances for excess or obsolete inventory are reduced as the inventory items are pulled from the warehouse shelves and sold as scrap or otherwise disposed.
  Allowances for uncollectible accounts are reduced when accounts are written off after prescribed collection procedures have been exhausted or when underlying amounts are ultimately collected.
  Environmental and other litigation contingencies are reduced when the contingency is resolved and PPL Energy Supply makes actual payments or the loss is no longer considered probable.

On-Going Assessment of Recorded Loss Accruals

PPL Energy Supply reviews its loss accruals on a regular basis to assure that the recorded potential loss exposures are sufficient. This involves on-going communication and analyses with internal and external legal counsel, engineers, tax specialists, operation management and other parties.

The largest loss accrual on PPL Energy Supply's balance sheet, and the loss accrual that changed most significantly in 2004, was for an impairment of above-market NUG purchase commitments. This loss accrual reflects the estimated difference between the above-market contract terms, under the purchase commitments, and the fair value of the electricity to be purchased. This loss accrual was originally recorded at $854 million in 1998, when PPL Electric's generation business was deregulated. This loss accrual was transferred to PPL EnergyPlus in the July 1, 2000, corporate realignment. The above-market loss accrual was $279 million at December 31, 2004.

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

PPL EnergyPlus assessed the remaining $279 million above-market liability at December 31, 2004, comparing the projected electricity purchases under the pricing terms of the NUG contracts with the purchases assuming current projected market prices for the energy. This assessment was based on projected PJM market prices, including capacity, and a discount factor for the unit contingent nature of each NUG's output through 2014. The assessment also used a sensitivity around the market prices, adjusting such prices downward by 15%. PPL Energy Supply management believes that the 15% range in volatility is appropriate due to the significant increase in energy prices over the last few years. For example, at December 31, 2004, PJM future market prices, including capacity, were 18% higher than the comparable projections at December 31, 2003.

The assessment is dependent on the market prices of energy and the estimated output levels of the NUGs. Market prices of energy are dependent on many variables, including growth in electricity demand in PJM, available generation, and changes in regulatory and economic conditions. Accordingly, a market price sensitivity was used in the assessment. Based on current projected market prices for energy, the loss accrual for the above-market NUG purchase commitments would be approximately $225 million. Even if estimated market prices were adjusted downwards by 15% during the remaining term of the NUG contracts, the loss accrual for the above-market NUG purchase commitments would be approximately $287 million. As noted above, it is very difficult to estimate future electricity prices, which are dependent on many variables and subject to significant volatility. However, based on this assessment, PPL Energy Supply's management believes that the current recorded NUG above-market liability of $279 million was sufficient at December 31, 2004.

6) Asset Retirement Obligations

SFAS 143, "Accounting for Asset Retirement Obligations," requires legal obligations associated with the retirement of long-lived assets to be recognized as a liability in the financial statements. The initial obligation should be measured at the estimated fair value. An equivalent amount should be recorded as an increase in the value of the capitalized asset and allocated to expense over the useful life of the asset. Until the obligation is settled, the liability should be increased, through the recognition of accretion expense in the income statement, for changes in the obligation due to the passage of time.

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

At December 31, 2004, PPL Energy Supply had asset retirement obligations totaling $257 million recorded on the Balance Sheet. PPL's Energy Supply most significant assumptions surrounding asset retirement obligations are the forecasted retirement cost, discount rate and inflation rate. A variance in the forecasted retirement cost, discount rate or inflation rate could have a significant impact on the ARO liability.

The following chart reflects the sensitivities related to the ARO liability as of December 31, 2004, associated with a change in these assumptions at the time of initial recognition. There is no significant change to the ARO asset value, depreciation expense of the ARO asset or accretion expense of the ARO liability as a result of changing the assumptions. Each sensitivity below reflects an evaluation of the change based solely on a change in that assumption.

	Change in Assumption	Impact on ARO Liability

Retirement Cost	10%/(10)%	$23/$(23)

Discount Rate	0.25%/(0.25)%	$(25)/$27

Inflation Rate	0.25%/(0.25)%	$29/$(26)

Other Information

PPL's Audit Committee has approved the independent auditor to provide audit and audit-related services and other services permitted by the Sarbanes-Oxley Act of 2002 and SEC rules. The audit and audit-related services include services in connection with statutory and regulatory filings, reviews of offering documents and registration statements, employee benefit plan audits and internal control reviews. See "Item 14. Principal Accounting Fees and Services" for more information.

PPL ELECTRIC UTILITIES CORPORATION
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

PPL Electric provides electricity delivery service in eastern and central Pennsylvania. Its headquarters are in Allentown, PA. See "Item 1. Business - Background," for a description of PPL Electric's business. PPL Electric's strategy and principal challenge is to own and operate its electricity delivery business at the highest level of quality and reliability and at the most efficient cost.

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

  "Results of Operations" provides an overview of PPL Electric's operating results in 2004, 2003 and 2002, starting with a review of earnings. The earnings review discusses the outcome of the delivery rate increase that PPL Electric filed with the PUC in 2004. "Results of Operations" also includes an explanation of changes during this three-year period in significant income statement components, such as operating revenues, operation and maintenance expenses, financing costs and income taxes.
  "Financial Condition - Liquidity" provides an analysis of PPL Electric's liquidity position and credit profile, including its sources of cash (including bank credit facilities and sources of operating cash flow) and uses of cash (including contractual commitments and capital expenditure requirements) and the key risks and uncertainties that impact PPL Electric's past and future liquidity position and financial condition. This subsection also includes a listing of PPL Electric's current credit ratings.
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

The information provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with PPL Electric's Financial Statements and the accompanying Notes.

Terms and abbreviations are explained in the glossary. Dollars are in millions unless otherwise noted.

Results of Operations

The following discussion, which explains significant annual changes in principal items on the Statement of Income, compares 2004 to 2003 and compares 2003 to 2002.

Earnings

Income available to PPL was as follows:

2004	2003	2002

$74	$25	$39

The after-tax changes in income available to PPL were primarily due to:

	2004 vs. 2003	2003 vs. 2002

Delivery revenues (net of CTC/ITC amortization, interest expense on transition bonds and ancillary charges)	$5	$11

Operation and maintenance expenses	(3)	(15)

Taxes, other than income (excluding gross receipts tax)	9	(6)

Depreciation	(2)	(5)

Reduction in tax reserves associated with stranded costs securitization	22

Interest income on IRS tax settlement	5

Financing costs (excluding transition bond interest expense)	2	(6)

Other	6	(7)

Unusual item - workforce reduction (Note 20)	5	14

	$49	$(14)

The year-to-year changes in earnings components are discussed in the balance of "Results of Operations."

PPL Electric's future earnings could be, or will be, impacted by a number of factors, including the following:

  In March 2004, PPL Electric filed a request with the PUC for an overall annual net increase in distribution rates of approximately $164 million (subsequently amended to $160 million), based on a return on equity of 11.5%, and notified the PUC that it planned to pass through to customers approximately $57 million in increased transmission charges imposed on PPL Electric by PJM. In December 2004, the PUC approved an increase in PPL Electric's distribution rates of approximately $137 million (based on a return on equity of 10.7%), and approved PPL Electric's proposed mechanism for collecting the additional $57 million in transmission-related charges, for a total increase of approximately $194 million, effective January 1, 2005.
  As discussed in "Item 1. Business - Background," PPL Electric has agreed to provide electricity supply to its PLR customers at predetermined rates through 2009, and it has entered into PUC-approved, full requirements energy supply agreements with PPL EnergyPlus to fulfill its PLR obligation. The predetermined charges for generation supply which PPL Electric collects from its PLR customers and pays to PPL EnergyPlus under the energy supply agreements provide for annual increases in each year commencing in 2006 and continuing through 2009. PPL Electric's PLR obligation after 2009 will be determined by the PUC pursuant to rules that have not yet been promulgated.
  In January 2005, severe ice storms hit PPL Electric's service territory. PPL Electric had to restore service to about 238,000 customers. Although the actual cost of these storms and the specific allocation of such cost between operation and maintenance expense and capital costs is not yet finalized, PPL Electric currently estimates a total cost of $22 million, with approximately 85% being expensed.

  On February 11, 2005, PPL Electric filed a petition with the PUC for authority to defer and amortize for regulatory accounting and reporting purposes its actual cost of these storms, excluding capitalized costs of approximately $3 million and regular payroll expenses of approximately $2 million (pursuant to PUC precedent on this issue). If the PUC grants this petition, PPL Electric's management at that time will assess the recoverability of these costs in PPL Electric's next general rate increase proceeding. Based on the PUC's action on the petition and management's assessment, PPL Electric would either record these storm expenses, excluding regular payroll, as a regulatory asset in accordance with SFAS 71, "Accounting for the Effects of Certain Types of Regulation," or record these storm expenses on its income statement. If the PUC grants the petition before PPL Electric files its Form 10-Q for the first quarter of 2005, the result of this assessment will be reflected in PPL Electric's financial statements for the first quarter of 2005. If the PUC has not acted on or has denied the petition by such date, PPL Electric would record these storm expenses on its income statement. At this time, PPL Electric cannot predict the outcome of this matter.

  See Note 14 to the Financial Statements for potential commitments and contingent liabilities that may impact future earnings.
  See "Application of Critical Accounting Policies" for an overview of accounting policies that are particularly important to the results of operations and financial condition of PPL Electric and that require PPL Electric's management to make significant estimates, assumptions and other judgments. Although PPL Electric's management believes that these estimates, assumptions and other judgments are appropriate, they relate to matters that are inherently uncertain.
  See Note 23 to the Financial Statements for new accounting standards that have been issued but not yet adopted by PPL Electric that may impact future earnings.

Operating Revenues

Retail Electric (Including to Affiliate)

The increases in revenues from retail electric operations were attributable to the following:

	2004 vs. 2003	2003 vs. 2002

PLR electric generation supply	$94	$22

Electric delivery	(7)	48

Delivery and PLR supply to PPL Generation	(5)	(15)

Other	(1)

	$81	$55

The increase in revenues from retail electric operations for 2004 compared with 2003 was primarily due to:

  higher PLR revenues due to higher energy and capacity rates, and a 3.6% increase in volume, in part due to the return of customers previously served by alternate suppliers; partially offset by lower electric delivery revenues due to a decrease in ITC and CTC revenue as a result of lower ITC rates, and several rate groups reaching their cap; and
  lower sales to PPL Generation. PPL Generation's power plants began self-supplying their station use in April 2003, rather than taking supply from PPL Electric.

The increase in revenues from retail electric operations for 2003 compared with 2002 was primarily due to:

  higher PLR revenues due to higher energy and capacity rates; and
  higher electric delivery revenues resulting from a 1.1% increase in delivery sales, in part due to colder winter weather in the first quarter of 2003; partially offset by lower sales to PPL Generation. PPL Generation's power plants began self-supplying their station use in April 2003, rather than taking supply from PPL Electric.

Wholesale Electric

PPL Electric wholesale revenues are derived from sales to municipalities. The $23 million decrease in wholesale electric revenues in 2004 compared with 2003 was due to the expiration of all municipal purchase power agreements at the end of January 2004.

Wholesale Electric to Affiliate

PPL Electric has a contract to sell to PPL EnergyPlus the electricity that PPL Electric purchases under contracts with NUGs. The termination of one NUG contract in April 2003 and another in February 2002 caused PPL Electric to purchase $8 million less NUG energy in 2003 compared to 2002. PPL Electric therefore had less electricity to sell to PPL EnergyPlus.

Energy Purchases from Affiliate

Energy purchases from affiliate increased by $56 million in 2004 compared with 2003. The increase reflects an increase in PLR load, as well as higher prices for energy purchased under the power supply contracts with PPL EnergyPlus needed to support PLR load.

Energy purchases from affiliate increased by $13 million in 2003 compared with 2002, reflecting higher prices under the power supply contracts with PPL EnergyPlus.

Other Operation and Maintenance

The increases in other operation and maintenance expenses were primarily due to:

	2004 vs. 2003	2003 vs. 2002

Increase in pension costs	$5	$13

Lower net rent allocations to other PPL affiliates in 2004 and 2003	4	6

Write-off of Hurricane Isabel costs not approved for recovery by the PUC	4

Increase in expenses related to pole attachments	2

Increase (decrease) in other postretirement benefit expense	(11)	7

Increases in expenses in responding to customers' service calls		2

Work performed to assure reliability of the T&D system		2

Environmental accrual in 2003 for a former manufactured gas plant	(2)	2

Estimated reduction in salaries and benefits as a result of the workforce reduction initiated in 2002		(8)

Vacation liability adjustment in 2002 in conjunction with the workforce reduction		(7)

Other - net	6	9

	$8	$26

Depreciation

Depreciation increased by $4 million in 2004 compared to 2003 and by $9 million in 2003 compared to 2002. These increases were primarily due to plant additions, including the Automated Meter Reading project. Additionally, 2003 compared with 2002 was impacted by software additions.

Taxes, Other Than Income

In the first quarter of 2004, PPL Electric reversed a $14 million accrued liability for 1998 and 1999 PURTA taxes that had been accrued based on potential exposure in the proceedings regarding the Susquehanna nuclear station tax assessment. The rights of the third-party intervenors to further appeal expired in 2004. The reversal is the primary reason for the $12 million decrease in taxes in 2004, compared with 2003. Also contributing to the decrease was lower capital stock tax expense. These decreases were partially offset by higher gross receipts tax expense.

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

Financing Costs

Interest expense decreased by $21 million in 2004 compared to 2003 and by $7 million in 2003 compared to 2002. These decreases reflect the net impact of long-term debt retirements. Over the past two years, $824 million of long-term debt retirements have occurred, while new issuances over the same period totaled $190 million.

Distributions on preferred securities decreased by $13 million in 2003 compared to 2002 due to retirements and redemptions of preferred securities and preferred stock.

Income Taxes

Income tax expense decreased by $10 million in 2004 compared with 2003. This decrease was primarily attributable to:

  a $22 million tax benefit recognized in 2004 related to a reduction in tax reserves associated with stranded costs securitization predicated upon management's reassessment of its best estimate of probable tax exposure, relative to 2003; offset by a $15 million increase in income tax expense related to higher pre-tax book income.

Income tax expense did not change for 2003 compared with 2002. This was due to lower pre-tax book income, resulting in a $5 million reduction in income taxes, offset by a $3 million increase in income tax expense related to the filing of PPL Electric's income tax returns.

Annual tax provisions include amounts considered sufficient to pay assessments that may result from examination of prior year tax returns by taxing authorities. However, the amount ultimately paid upon resolution of any issues raised by such authorities may differ materially from the amount accrued. In evaluating the exposure associated with various filing positions, PPL Electric accounts for changes in probable exposures based on management's best estimate of the amount that should be recognized. An allowance is maintained for the tax contingencies, the balance of which management believes to be adequate. During 2004, PPL Electric reached partial settlement with the IRS with respect to the tax years 1991 through 1995 and received a cash refund in the amount of $45 million. As a result of this settlement, the net tax impact recorded in 2004 was not significant.

See Note 5 to the Financial Statements for details on effective income tax rates and other income tax related matters.

Financial Condition

Liquidity

PPL Electric is focused on maintaining a strong liquidity position and strengthening its balance sheet, thereby improving its credit profile. PPL Electric believes that its cash on hand, operating cash flows, access to debt and equity capital markets and borrowing capacity, taken as a whole, provide sufficient resources to fund its ongoing operating requirements, future security maturities and estimated future capital expenditures. PPL Electric currently expects cash on hand at the end of 2005 to be approximately $100 million, with about $300 million in credit facilities and up to $150 million in short-term debt capacity related to an asset-backed commercial paper program. However, PPL Electric's cash flows from operations and its access to cost effective bank and capital markets are subject to risks and uncertainties, including but not limited to, the following:

  unusual or extreme weather that may damage PPL Electric's transmission and distribution facilities or affect energy sales to customers;
  ability to recover and the timeliness and adequacy of recovery of costs associated with regulated utility businesses; and
  a downgrade in PPL Electric's credit ratings that could negatively affect its ability to access capital and increase the cost of maintaining credit facilities and any new debt.

At December 31, 2004, PPL Electric had $151 million in cash and cash equivalents and $42 million of short-term debt compared to $162 million in cash and cash equivalents and no short-term debt at December 31, 2003, and $29 million in cash and cash equivalents and $15 million of short-term debt at December 31, 2002. The $42 million increase in short-term debt from 2003 to 2004 resulted entirely from loan proceeds attributable to the asset-backed commercial paper program, of which the full amount was used to cash collateralize letters of credit. The change in short-term debt from 2002 to 2003 reflects the repayment of PPL Electric commercial paper. The changes in cash and cash equivalents resulted from the following:

	2004	2003	2002

Net Cash Provided by Operating Activities	$898	$528	$270

Net Cash Provided by (Used in) Investing Activities	(523)	(145)	89

Net Cash Used in Financing Activities	(386)	(250)	(365)

Increase (Decrease) in Cash & Cash Equivalents	$(11)	$133	$(6)

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased by $370 million in 2004 versus 2003, reflecting primarily the receipt of $300 million in cash collateral related to the PLR energy supply agreements and a federal income tax refund.

An important element supporting the stability of PPL Electric's cash from operations is its long-term purchase contracts with PPL EnergyPlus. These contracts provide sufficient energy for PPL Electric to meet its PLR obligation through 2009, at the predetermined capped rates it is entitled to charge its customers over this period. These contracts require cash collateral or other credit enhancement, or reductions or terminations of a portion of the entire contract through cash settlement in the event of a downgrade of PPL Electric or adverse changes in market prices. For example, if PPL Electric's ratings were lowered to below "investment grade" and energy prices decreased by 10% from year-end 2004 or 2003 price levels, PPL Electric estimates that, based on its December 31, 2004 positions, it would not have had to post additional collateral compared to $300 million at December 31, 2003. The maximum amount that PPL Electric would have to post under these contracts is $300 million.

The increase of $258 million in net cash provided by operating activities in 2003 compared to 2002 reflected working capital improvements resulting from a decrease in accounts receivable and an increase in accounts payable. The savings from a workforce reduction program that was commenced in 2002 was more than offset by rising transmission and distribution operating costs.

Net Cash Provided by (Used in) Investing Activities

Net cash used in investing activities increased by $378 million in 2004 versus 2003 primarily as a result of initiating a $300 million demand loan to an affiliate. The primary use of cash for investing activities is capital and investment expenditures. See "Capital Expenditure Requirements" for capital and investment expenditures in 2004 and expected expenditures in 2005 through 2009. In 2005, PPL Electric expects to be able to fund all of its capital expenditures with cash from operations.

The increase of $234 million in net cash used in investing activities in 2003 compared to 2002 was primarily the result of a lower loan repayment by an affiliate.

Net Cash Used in Financing Activities

Net cash used in financing activities increased by $136 million in 2004 compared to 2003, due to the lack of new long-term debt issuances in 2004 compared to $190 million in 2003. In 2004, the $386 million of cash used in financing activities consisted of net debt retirements of $352 million and common and preferred dividends of $26 million.

PPL Electric's debt financing activity in 2004 was as follows:

	Issuances	Retirements

PPL Transition Bond Company Transition Bonds		$(264)

PPL Electric First Mortgage Bonds		(71)

PPL Electric Senior Secured Bonds		(59)

PPL Electric Asset-backed Commercial Paper (net change)	$42

Total	$42	$(394)

Net reduction		$(352)

Debt issued during 2004 had stated interest rates ranging from 1.1% to 2.3% and with maturities in 2004 or 2005. See Note 8 to the Financial Statements for more detailed information regarding PPL Electric's financing activities.

In March 2004, PPL Electric reactivated its commercial paper program to provide it with an additional financing source to fund its short-term liquidity needs, if and when necessary. At December 31, 2004, PPL Electric had no commercial paper outstanding.

In August 2004, PPL Electric began participating in an asset-backed commercial paper program through which PPL Electric obtains financing by selling and contributing its eligible accounts receivable and unbilled revenue to a special purpose, wholly owned subsidiary on an ongoing basis. The subsidiary pledges these assets to secure loans of up to an aggregate of $150 million from a commercial paper conduit sponsored by a financial institution. PPL Electric expects to use the proceeds from the program for general corporate purposes and to cash collateralize letters of credit. At December 31, 2004, the loan balance outstanding was $42 million, all of which was being used to cash collateralize letters of credit.

At December 31, 2004, PPL Electric's total committed borrowing capacity under credit facilities and the use of this borrowing capacity were as follows:

	Committed Capacity	Borrowed	Letters of Credit Issued (b)	Available Capacity

PPL Electric Credit Facilities (a)	$300			$300

(a)

PPL Electric's credit facilities allow for borrowings at LIBOR-based rates plus a spread, depending upon the company's public debt rating. PPL Electric also has the capability to cause the lenders to issue up to $300 million of letters of credit under these facilities, which issuances reduce available borrowing capacity.

The credit facilities contain a financial covenant requiring debt to total capitalization to not exceed 70%. At December 31, 2004 and 2003, PPL Electric's consolidated debt to total capitalization percentages, as calculated in accordance with its credit facilities, were 54% and 57%. The credit facilities also contain certain representations and warranties that must be made for PPL Electric to borrow under them, including, but not limited to, a material adverse change clause that relates to PPL Electric's ability to perform its obligations under the credit agreements and related loan documents.

(b)	PPL Electric has a reimbursement obligation to the extent any letters of credit are drawn.

These credit agreements contain various other covenants. Failure to meet those covenants beyond applicable grace periods could result in acceleration of due dates of borrowings and/or termination of the agreements. PPL Electric monitors the covenants on a regular basis. At December 31, 2004, PPL Electric was in material compliance with those covenants. At this time PPL Electric believes that these covenants and other borrowing conditions will not limit access to these funding sources.

PPL Electric's 2001 Senior Secured Bond Indenture restricts dividend payments in the event that PPL Electric fails to meet interest coverage ratios or fails to comply with certain requirements included in its Articles of Incorporation and Bylaws to maintain its separateness from PPL and PPL's other subsidiaries. PPL Electric does not, at this time, expect that any of such limitations would significantly impact its ability to declare dividends.

The decrease of $115 million in net cash used in financing activities in 2003 compared to 2002 reflects the repayment of long-term debt. In 2003, the $250 million of cash used in financing activities primarily consisted of net debt retirements of $255 million, preferred stock retirements of $31 million, and common and preferred dividends paid of $32 million, offset by a contribution from parent of $75 million.

Operating Leases

PPL Electric has operating lease agreements to lease vehicles, office space, land, buildings, personal computers and other equipment. These leasing structures provide PPL Electric with additional operating and financing flexibility. The operating leases contain covenants that are typical for these agreements, such as maintaining insurance, maintaining corporate existence and timely payment of rent and other fees. Failure to meet these covenants could limit or restrict access to these funds or require early payment of obligations. At this time, PPL Electric believes that these covenants will not limit access to these funding sources or cause acceleration or termination of the leases.

See Note 10 to the Financial Statements for further discussion of the operating leases.

Contractual Obligations

At December 31, 2004, the estimated contractual cash obligations of PPL Electric were as follows:

Contractual Cash Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years

Long-term Debt (a)	$2,548	$336	$989	$881	$342

Capital Lease Obligations

Operating Leases	49	13	18	10	8

Purchase Obligations (b)	8,890	1,564	3,517	3,809

Other Long-term Liabilities Reflected on the Balance Sheet under GAAP

Total Contractual Cash Obligations	$11,487	$1,913	$4,524	$4,700	$350

(a)

Reflects maturities only. Includes $1.2 billion of transition bonds issued by PPL Transition Bond Company in 1999 to securitize a portion of PPL Electric's stranded costs. This debt is non-recourse to PPL Electric.

(b)	The payments reflected herein are subject to change, as the purchase obligation reflected is an estimate based on projected obligated quantities and projected pricing under the contract.

Credit Ratings

Standard & Poor's Ratings Services (S&P), Moody's Investors Service, Inc. (Moody's) and Fitch Ratings (Fitch) periodically review the credit ratings on the debt and preferred securities of PPL Electric and its subsidiary. Based on their respective reviews, the rating agencies may make certain ratings revisions.

The ratings of S&P, Moody's and Fitch are not a recommendation to buy, sell or hold any securities of PPL Electric or its subsidiary, PPL Transition Bond Company. Such ratings may be subject to revisions or withdrawal by the agencies at any time and should be evaluated independently of each other and any other rating that may be assigned to their securities.

The following table summarizes the credit ratings of PPL Electric and its subsidiary, PPL Transition Bond Company, at December 31, 2004:

	Moody's	S&P	Fitch

PPL Electric
Senior Unsecured/Issuer Rating	Baa2	A-
First Mortgage Bonds	Baa1	A-	A-
Pollution Control Bonds (a)	Aaa	AAA
Senior Secured Bonds	Baa1	A-	A-
Commercial Paper	P-2	A-2	F2
Preferred Stock	Ba1	BBB	BBB+
Outlook	STABLE	NEGATIVE	STABLE

PPL Transition Bond Company
Transition Bonds	Aaa	AAA	AAA

(a)	Insured as to payment of principal and interest.

Rating Agency Actions in 2004

In March 2004, Moody's and Fitch confirmed their ratings of P-2 and F2, respectively, for PPL Electric's commercial paper.

In May 2004, S&P affirmed its A-/A-2 rating and negative outlook on PPL Electric.

Subsequent Ratings Events

In January 2005, S&P affirmed PPL Electric's A-/A-2 corporate credit ratings and has favorably revised its outlook on the company to stable from negative following the authorization of a $194 million rate increase by the PUC. S&P indicated that the outlook revision reflects its expectations that the rate increase, effective January 1, 2005, will allow for material improvement in PPL Electric's financial profile, which had lagged S&P's expectations in recent years. S&P indicated that the stable outlook reflects its expectations that PPL Electric "will rapidly improve and then maintain financial metrics more consistent with its ratings." S&P indicated that it expects PPL Electric's operations to remain stable through the expiration of the PLR agreement.

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

Interest Rate Risk

PPL Electric has issued debt to finance its operations, which increases its interest rate risk. At December 31, 2004 and 2003, PPL Electric's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was insignificant.

PPL Electric is also exposed to changes in the fair value of its debt portfolio. At December 31, 2004, PPL Electric estimated that its potential exposure to a change in the fair value of its debt portfolio, through a 10% adverse movement in interest rates, was approximately $50 million, compared to $59 million at December 31, 2003.

Related Party Transactions

PPL Electric is not aware of any material ownership interests or operating responsibility by senior management of PPL Electric in outside partnerships, including leasing transactions with variable interest entities, or other entities doing business with PPL Electric.

For additional information on related party transactions, see Note 15 to the Financial Statements.

Capital Expenditure Requirements

The schedule below shows PPL Electric's current capital expenditure projections for the years 2005-2009 and actual spending for the year 2004:

	Actual	Projected

	2004	2005	2006	2007	2008	2009

Construction expenditures (a)

Transmission and distribution facilities	$179	$186	$205	$255	$242	$256

(a)	Construction expenditures include AFUDC and capitalized interest, which are expected to be less than $3 million in each of the years 2005-2009.

PPL Electric's capital expenditure projections for the years 2005-2009 total $1.1 billion. Capital expenditure plans are revised periodically to reflect changes in market and asset regulatory conditions. PPL Electric also leases vehicles, personal computers and other equipment, as described in Note 10 to the Financial Statements.

Environmental Matters

See Note 14 to the Financial Statements for a discussion of environmental matters.

Competition

See "Item 1. Business - Competition," for a discussion of competitive factors affecting PPL Electric.

New Accounting Standards

See Note 23 to the Financial Statements for information on new accounting standards adopted in 2004 or pending adoption.

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
  Expected Return on Plan Assets - Management projects the future return on plan assets considering prior performance, but primarily based upon the plans' mix of assets and expectations for the long-term returns on those asset classes. These projected returns reduce the net benefit costs PPL Electric records currently.
  Rate of Compensation Increase - Management projects employees' annual pay increases, which are used to project employees' pension benefits at retirement.
  Health Care Cost Trend Rate - Management projects the expected increases in the cost of health care.

In selecting discount rates, PPL considers fixed-income security yield rates. At December 31, 2004, PPL decreased the discount rate for its domestic plans from 6.25% to 5.75% as a result of decreased fixed-income security returns.

In selecting an expected return on plan assets, PPL considers tax implications, past performance and economic forecasts for the types of investments held by the plan. At December 31, 2004, PPL's expected return on plan assets for its domestic pension plans remained at 9.0%.

In selecting a rate of compensation increase, PPL considers past experience in light of movements in inflation rates. At December 31, 2004, PPL's rate of compensation increase remained at 4.0% for its domestic plans.

In selecting health care cost trend rates, PPL considers past performance and forecasts of health care costs. At December 31, 2004, PPL's health care cost trend rates were 10% for 2005, gradually declining to 5.0% for 2010.

A variance in the assumptions listed above could have a significant impact on the accrued pension and other postretirement benefit liabilities and reported annual net periodic pension and other postretirement benefit cost allocated to PPL Electric. The following chart reflects the sensitivities in the 2004 Financial Statements associated with a change in certain assumptions. While the chart below reflects either an increase or decrease in each assumption, the inverse of this change would impact the accrued pension and other postretirement benefit liabilities and reported annual net periodic pension and other postretirement benefit cost by a similar amount in the opposite direction. Each sensitivity below reflects an evaluation of the change based solely on a change in that assumption.

	Increase (Decrease)

Actuarial Assumption	Change in Assumption	Impact on Liabilities	Impact on Cost

Discount Rate	(0.25)%	$2	$2

Expected Return on Plan Assets	(0.25)%	2	2

Rate of Compensation Increase	0.25%	1	1

At December 31, 2004, PPL Electric's Balance Sheet reflected a net liability of $72 million for pension liabilities and prepaid other postretirement benefit costs allocated from plans sponsored by PPL Services.

In 2004, PPL Electric was allocated net periodic pension and other postretirement costs charged to operating expense of $10 million. This amount represents a $6 million reduction in the charge recognized during 2003. This reduction was primarily due to decreased postretirement costs resulting from increased employee cost sharing, offset by increased pension costs resulting from the decrease in the discount rate at December 31, 2003.

Refer to Note 12 to the Financial Statements for additional information regarding pension and other postretirement benefits.

2) Loss Accruals

PPL Electric periodically accrues losses for the estimated impacts of various conditions, situations or circumstances involving uncertain outcomes. These events are called "contingencies," and PPL Electric's accounting for such events is prescribed by SFAS 5, "Accounting for Contingencies." SFAS 5 defines a contingency as "an existing condition, situation, or set of circumstances involving uncertainty as to possible gain or loss to an enterprise that will ultimately be resolved when one or more future events occur or fail to occur."

For loss contingencies, the loss must be accrued if (1) information is available that indicates it is "probable" that the loss has been incurred, given the likelihood of the uncertain future events and (2) the amount of the loss can be reasonably estimated. FASB defines "probable" as cases in which "the future event or events are likely to occur." SFAS 5 does not permit the accrual of contingencies that might result in gains. PPL Electric continuously assesses potential loss contingencies for environmental remediation, litigation claims, income taxes, regulatory penalties and other events.

PPL Electric also has accrued estimated losses on long-term purchase commitments when significant events have occurred. For example, estimated losses were accrued when PPL Electric's generation business was deregulated. Under regulatory accounting, PPL Electric recorded the above-market cost of energy purchases from NUGs as part of its purchased power costs on an as-incurred basis, since these costs were recovered in regulated rates. When the generation business was deregulated, the estimated loss associated with these long-term purchase commitments to make above-market NUG purchases was recorded because PPL Electric was committed to purchase electricity at above market prices but it could no longer recover these costs in regulated rates.

The accounting aspects of estimated loss accruals include: (1) the initial identification and recording of the loss; (2) the determination of triggering events for reducing a recorded loss accrual; and (3) the on-going assessment as to whether a recorded loss accrual is sufficient. All three aspects of accounting for loss accruals - the initial identification and recording of a probable loss, the identification of triggering events to reduce the loss accrual, and the ongoing assessment of the sufficiency of a recorded loss accrual - require significant judgment by PPL Electric's management.

Initial Identification and Recording of the Loss Accrual

PPL Electric uses its internal expertise and outside experts (such as lawyers, tax specialists and engineers), as necessary, to help estimate the probability that a loss has been incurred and the amount (or range) of the loss.

PPL Electric has identified certain events which could give rise to a loss, but which do not meet the conditions for accrual under SFAS 5. SFAS 5 requires disclosure, but not a recording, of potential losses when it is "reasonably possible" that a loss has been incurred. The FASB defines "reasonably possible" as cases in which "the chance of the future event or events occurring is more than remote but less than likely." See Note 14 to the Financial Statements for disclosure of potential loss contingencies, most of which have not met the criteria for accrual under SFAS 5.

Reducing Recorded Loss Accruals

When an estimated loss is accrued, PPL Electric identifies, where applicable, the triggering events for subsequently reducing the loss accrual. The triggering events generally occur when the contingency has been resolved and the actual loss is incurred, or when the risk of loss has diminished or been eliminated. The following are some of the triggering events that provide for the reduction of certain recorded loss accruals:

  Certain loss accruals are systematically reduced based on the expiration of contract terms. An example of this is the loss accrual for above-market NUG purchase commitments, which is described below. This loss accrual is being reduced over the lives of the NUG purchase contracts.
  Allowances for excess or obsolete inventory are reduced as the inventory items are pulled from the warehouse shelves and sold as scrap or otherwise disposed.
  Allowances for uncollectible accounts are reduced when accounts are written off after prescribed collection procedures have been exhausted or when underlying amounts are ultimately collected.
  Environmental and other litigation contingencies are reduced when the contingency is resolved and PPL Electric makes actual payments or the loss is no longer considered probable.

On-Going Assessment of Recorded Loss Accruals

PPL Electric reviews its loss accruals on a regular basis to assure that the recorded potential loss exposures are sufficient. This involves on-going communication and analyses with internal and external legal counsel, engineers, tax specialists, operation management and other parties.

The largest loss accrual that had been on PPL Electric's balance sheet was for an impairment of above-market NUG purchase commitments. This loss accrual reflected the estimated difference between the above-market contract terms, under the purchase commitments, and the fair value of the electricity to be purchased. This loss accrual was originally recorded at $854 million in 1998, when PPL Electric's generation business was deregulated. This loss accrual was transferred to PPL EnergyPlus in the July 1, 2000, corporate realignment.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

PPL Corporation, PPL Energy Supply, LLC and PPL Electric Utilities Corporation

Reference is made to "Risk Management - Energy Marketing & Trading and Other" for PPL and PPL Energy Supply and "Risk Management" for PPL Electric in Management's Discussion and Analysis of Financial Condition and Results of Operations.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareowners of PPL Corporation:

We have completed an integrated audit of PPL Corporation's 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of PPL Corporation and its subsidiaries (the "Company") at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Emerging Issues Task Force Issue No. 03-11, Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to FAS 133 and Not "Held for Trading Purposes" as Defined in Issue No. 02-3 and FASB Interpretation ("FIN") No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, in 2003. Also, as discussed in Note 1 to the consolidated financial statements, the Company elected the fair value method of accounting for stock-based compensation as prescribed by Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure, an Amendment of FASB Statement No. 123, in 2003. As discussed in Note 8 to the consolidated financial statements, the Company adopted SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, in 2003. As discussed in Note 21 to the consolidated financial statements, the Company adopted SFAS No. 143, Accounting for Asset Retirement Obligations, in 2003. As discussed in Note 22 to the consolidated financial statements, the Company adopted FIN No. 46, Consolidation of Variable Interest Entities -- an interpretation of ARB 51, as amended by FIN No. 46(R), in 2003.

Internal control over financial reporting

Also, in our opinion, management's assessment, included in "Management's Report on Internal Control Over Financial Reporting" appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 25, 2005

Report of Independent Registered Public Accounting Firm

To the Board of Managers and Sole Member of PPL Energy Supply, LLC:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of PPL Energy Supply, LLC and its subsidiaries (the "Company") at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Emerging Issues Task Force Issue No. 03-11, Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to FAS 133 and Not "Held for Trading Purposes" as Defined in Issue No. 02-3 and FASB Interpretation ("FIN") No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, in 2003. As discussed in Note 8 to the consolidated financial statements, the Company adopted SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, in 2003. As discussed in Note 21 to the consolidated financial statements, the Company adopted SFAS No. 143, Accounting for Asset Retirement Obligations, in 2003. As discussed in Note 22 to the consolidated financial statements, the Company adopted FIN No. 46, Consolidation of Variable Interest Entities -- an interpretation of ARB 51, as amended by FIN No. 46(R), in 2003.

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 25, 2005

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareowner of PPL Electric Utilities Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of PPL Electric Utilities Corporation and its subsidiaries (the "Company") at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 25, 2005

(THIS PAGE LEFT BLANK INTENTIONALLY.)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENT OF INCOME FOR THE YEARS ENDED DECEMBER 31,
PPL Corporation and Subsidiaries
(Millions of Dollars, except per share data)
	2004	2003	2002
Operating Revenues
Utility	$3,900	$3,717	$3,686
Unregulated retail electric and gas	114	148	178
Wholesale energy marketing	1,247	1,222	1,039
Net energy trading margins	22	10	20
Energy related businesses	529	499	568

Total	5,812	5,596	5,491

Operating Expenses
Operation
Fuel	780	655	611
Energy purchases	917	1,004	904
Other operation and maintenance	1,243	1,201	1,131
Amortization of recoverable transition costs	257	260	226
Depreciation (Note 1)	412	380	367
Taxes, other than income (Note 5)	250	256	231
Energy related businesses	566	491	543
Other charges
Write-down of international energy projects (Note 9)			113
Workforce reduction (Note 20)		9	75
Write-down of generation assets (Note 9)			44

Total	4,425	4,256	4,245

Operating Income	1,387	1,340	1,246

Other Income - net (Note 16)	41	58	29

Interest Expense	523	473	560

Income from Continuing Operations Before Income Taxes, Minority Interest and Distributions on Preferred Securities	905	925	715

Income Taxes (Note 5)	195	170	210

Minority Interest (Note 9)	8	7	78

Distributions on Preferred Securities (Note 8)	2	29	67

Income from Continuing Operations	700	719	360

Loss from Discontinued Operations (net of income taxes) (Note 9)	2	20	2

Income Before Cumulative Effects of Changes in Accounting Principles	698	699	358

Cumulative Effects of Changes in Accounting Principles (net of income taxes) (Notes 19, 21 and 22)		35	(150)

Net Income	$698	$734	$208

Earnings Per Share of Common Stock (Note 4)
Income from Continuing Operations:
Basic	$3.80	$4.16	$2.36
Diluted	$3.78	$4.15	$2.36
Net Income:
Basic	$3.79	$4.25	$1.37
Diluted	$3.77	$4.24	$1.36

Dividends Declared Per Share of Common Stock	$1.64	$1.54	$1.44

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,
PPL Corporation and Subsidiaries
(Millions of Dollars)
	2004	2003	2002
Cash Flows From Operating Activities
Net income	$698	$734	$208
Adjustments to reconcile net income to net cash provided by operating activities
Loss from discontinued operations	2	20	2
Cumulative effects of changes in accounting principles		(35)	150
Depreciation	412	380	289
Stock compensation expense	12	11	5
Amortizations - recoverable transition costs and other	242	244	198
Payments to cancel generation projects			(152)
Dividends received from unconsolidated affiliates	5	7	14
Pension income - net	(24)	(41)	(42)
Pension funding	(10)	(18)
Write-down of assets	10	13	157
Gain on asset sales and insurance settlements	(26)	(21)
Distribution requirements - preferred securities	2	29	60
Equity in earnings of unconsolidated affiliates	8	11	9
Equity in earnings of WPD prior to acquiring controlling interest in 2002			(75)
Deferred income taxes and investment tax credits	155	96	85
Workforce reduction - net of cash paid		9	67
Unrealized (gain) loss on derivatives	(15)	(38)	24
Payment and gain on NUG contract termination			(75)
Write-off (deferral) of storm-related costs	4	(15)
Realized (gain) loss on nuclear trust fund	7	(20)
Interest accretion on asset retirement obligation and other	23	22	4
Other	31	9	5
Change in current assets and current liabilities
Accounts receivable	109	11	(48)
Accounts payable	(49)	7	(73)
Fuel, materials and supplies	(52)	(13)	13
Other	(9)	(20)	(34)
Other operating activities
Other assets	(40)	34	(12)
Other liabilities	(58)	(76)	(5)

Net cash provided by operating activities	1,437	1,340	774

Cash Flows From Investing Activities
Expenditures for property, plant and equipment	(703)	(767)	(641)
Investment in generating assets and electric energy projects	(31)		(261)
Acquisition of controlling interest in WPD, net of cash acquired			(211)
Proceeds from the sale of minority interest in CGE	123
Proceeds from sale of assets and insurance settlements and other	21	49	20
Purchases of auction rate securities	(130)	(15)	(1,248)
Proceeds from sale of auction rate securities	74	5	1,292
Net (increase) decrease in restricted cash	(51)	10	29
Other investing activities	(21)	(21)	(37)

Net cash used in investing activities	(718)	(739)	(1,057)

Cash Flows From Financing Activities
Issuance of long-term debt	322	992
Retirement of long-term debt	(1,171)	(575)	(823)
Retirement of company-obligated mandatorily redeemable preferred securities			(250)
Issuance of common stock	596	426	587
Retirement of preferred stock		(31)
Payment of common dividends	(297)	(260)	(198)
Payment of preferred distributions	(2)	(27)	(63)
Net increase (decrease) in short-term debt	(14)	(877)	411
Other financing activities	(12)	(35)	(27)

Net cash used in financing activities	(578)	(387)	(363)

Effect of Exchange Rates on Cash and Cash Equivalents	9	7	2

Net Increase (Decrease) in Cash and Cash Equivalents	150	221	(644)
Cash and Cash Equivalents at Beginning of Period	466	245	889

Cash and Cash Equivalents at End of Period	$616	$466	$245

Supplemental Disclosures of Cash Flow Information
Cash paid (received) during the period for:
Interest	$488	$456	$412
Income taxes - net	$14	$(23)	$91

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEET AT DECEMBER 31,
PPL Corporation and Subsidiaries
(Millions of Dollars)
	2004	2003

Assets

Current Assets
Cash and cash equivalents	$616	$466
Restricted cash (Note 18)	50	10
Accounts receivable (less reserve: 2004, $88; 2003, $93)	459	555
Unbilled revenues	407	341
Fuel, materials and supplies (Note 1)	309	256
Prepayments	57	54
Deferred income taxes (Note 5)	162	105
Price risk management assets (Note 17)	115	90
Other	129	143

	2,304	2,020

Investments
Investment in unconsolidated affiliates - at equity (Note 3)	51	74
Investment in unconsolidated affiliates - at cost (Note 9)		126
Nuclear plant decommissioning trust fund (Note 6)	409	357
Other	12	29

	472	586

Property, Plant and Equipment - net (Note 1)
Electric plant in service
Transmission and distribution	5,983	5,456
Generation	4,007	3,518
General	480	435

	10,470	9,409
Construction work in progress	148	614
Nuclear fuel	153	144

Electric plant	10,771	10,167
Gas and oil plant	213	205
Other property	225	221

	11,209	10,593

Regulatory and Other Noncurrent Assets (Note 1)
Recoverable transition costs	1,431	1,687
Goodwill (Note 19)	1,127	1,068
Other intangibles (Note 19)	276	243
Other	942	926

	3,776	3,924

	$17,761	$17,123

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEET AT DECEMBER 31,
PPL Corporation and Subsidiaries
(Millions of Dollars)
	2004	2003

Liabilities and Equity

Current Liabilities
Short-term debt (Note 8)	$42	$56
Long-term debt	866	395
Accounts payable	407	456
Above market NUG contracts (Note 14)	73	74
Taxes	164	178
Interest	129	121
Dividends	79	70
Price risk management liabilities (Note 17)	167	82
Other	368	343

	2,295	1,775

Long-term Debt	6,792	7,464

Long-term Debt with Affiliate Trusts (Notes 15 and 22)	89	681

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes and investment tax credits (Note 5)	2,426	2,205
Accrued pension obligations (Note 12)	476	451
Asset retirement obligations (Note 21)	257	242
Above market NUG contracts (Note 14)	206	278
Other (Note 12)	874	663

	4,239	3,839

Commitments and Contingent Liabilities (Note 14)

Minority Interest	56	54

Preferred Stock without Sinking Fund Requirements	51	51

Shareowners' Common Equity
Common stock	2	2
Capital in excess of par value	3,577	2,977
Treasury stock	(838)	(837)
Earnings reinvested	1,870	1,478
Accumulated other comprehensive loss (Note 1)	(323)	(297)
Capital stock expense and other	(49)	(64)

	4,239	3,259

	$17,761	$17,123

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF SHAREOWNERS' COMMON EQUITY
AND COMPREHENSIVE INCOME FOR THE YEARS ENDED DECEMBER 31,
PPL Corporation and Subsidiaries
(Millions of Dollars, except per share amounts)
	2004	2003	2002

Common stock at beginning of year	$2	$2	$2

Common stock at end of year	2	2	2

Capital in excess of par value at beginning of year	2,977	2,543	1,960
Common stock issued	575	426	587
Other	25	8	(4)

Capital in excess of par value at end of year	3,577	2,977	2,543

Treasury stock at beginning of year	(837)	(836)	(836)
Treasury stock purchased	(1)	(1)

Treasury stock at end of year	(838)	(837)	(836)

Earnings reinvested at beginning of year	1,478	1,013	1,023
Net income (b)	698	734	208
Cash dividends declared on common stock	(306)	(269)	(218)

Earnings reinvested at end of year	1,870	1,478	1,013

Accumulated other comprehensive loss at beginning of year (c)	(297)	(446)	(251)
Foreign currency translation adjustments (b)	112	106	125
Unrealized gain (loss) on available-for-sale securities (b)	20	24	(3)
Minimum pension liability adjustments (b)	(53)	(10)	(301)
Unrealized gain (loss) on qualifying derivatives (b)	(105)	29	(16)

Accumulated other comprehensive loss at end of year	(323)	(297)	(446)

Capital stock expense and other at beginning of year	(64)	(52)	(41)
Issuance costs and other charges to issue common stock		(9)	(18)
Other	15	(3)	7

Capital stock expense and other at end of year	(49)	(64)	(52)

Total Shareowners' Common Equity	$4,239	$3,259	$2,224

Common stock shares at beginning of year (a)	177,362	165,736	146,580
Common stock issued through the ESOP, DRIP, ICP, ICPKE, structured equity program and public offering	11,737	11,652	19,156
Treasury stock purchased	(27)	(26)

Common stock shares at end of year	189,072	177,362	165,736

(a)	Shares in thousands; $.01 par value, 390 million shares authorized. Each share entitles the holder to one vote on any question presented to any shareowners' meeting.
(b) Statement of Comprehensive Income (Note 1):
Net income	$698	$734	$208
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax expense (benefit) of $0, $0, $(5)	112	106	125
Unrealized gain (loss) on available-for-sale securities, net of tax expense (benefit) of $18, $14, $(2)	20	24	(3)
Minimum pension liability adjustments, net of tax expense (benefit) of $(24), $(4), $(131)	(53)	(10)	(301)
Unrealized gain (loss) on qualifying derivatives, net of tax expense (benefit) of $(60), $15, $(10)	(105)	29	(16)

Total other comprehensive income (loss)	(26)	149	(195)

Comprehensive Income	$672	$883	$13

(c)	See Note 1 for disclosure of balances for each component of Accumulated Other Comprehensive Loss.

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF PREFERRED STOCK AT DECEMBER 31,
PPL Corporation and Subsidiaries (a)
(Millions of Dollars)
			Shares Outstanding		Optional Redemption Price Per Share
	Outstanding			Shares

	2004	2003	2004	Authorized		(b)

PPL Electric
Preferred Stock - $100 par, cumulative, without sinking fund requirements
4-1/2%	$25	$25	247,524	629,936	$110.00

Series Preferred
3.35%	2	2	20,605		103.50
4.40%	12	12	117,676		102.00
4.60%	3	3	28,614		103.00
6.75%	9	9	90,770		103.04

Total Series Preferred	26	26	257,665	10,000,000

	$51	$51

Decreases in Preferred Stock (c)
		2004		2003		2002

		Shares	Amount	Shares	Amount	Shares	Amount

	Series Preferred
	6.125%			(167,500)	$(17)
	6.15%			(97,500)	(10)
	6.33%			(46,000)	(4)

Decreases in Preferred Stock normally represent: (i) the redemption of stock pursuant to mandatory sinking fund requirements; or (ii) shares redeemed pursuant to optional redemption provisions.

(a)

Each share of PPL Electric's preferred stock entitles the holder to one vote on matters on which PPL Electric's shareowners are entitled to vote. There were 10 million shares of PPL's preferred stock and 5 million shares of PPL Electric's preference stock authorized; none were outstanding at December 31, 2004 and 2003.

(b)

The involuntary liquidation price of the preferred stock is $100 per share. The optional voluntary liquidation price is the optional redemption price per share in effect, except for the 4-1/2% Preferred Stock and the 6.75% Series Preferred Stock for which such price is $100 per share (plus in each case any unpaid dividends).

(c)	Decreases in 2003 were redemptions of previously outstanding preferred stock with sinking fund requirements.

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF LONG-TERM DEBT AT DECEMBER 31,
PPL Corporation and Subsidiaries
(Millions of Dollars)
	Outstanding

	2004		2003	Maturity (a)
Bonds:
6-1/2% - 7.7% First Mortgage Bonds (b)	$225		$297	2004-2024
3.125% - 6.40% First Mortgage Pollution Control Bonds (b)	314		314	2008-2029
4.30% - 6-1/4% Senior Secured Bonds (b)	841		900	2007-2013
6.83% to 7.15% Series 1999-1 Transition Bonds	1,159		1,423	2004-2008
5.875% - 9.25% Unsecured Bonds	2,051	(e)	1,982	2004-2028
6.20% - 6.40% Inflation-linked Bonds	161	(e)	150	2006-2022
2.0% Pollution Control Revenue Bonds	9		9	2027
6.8% - 9.0% Bolivian Bonds	22			2005-2010
Notes:
6.17% - 8.375% Medium-term Notes	632		737	2004-2007
4.33% - 6.40% Senior Unsecured Notes	1,001		500	2009-2014
8.05% - 8.30% Senior Secured Notes (c)	437		437	2013
2.625% Convertible Senior Notes	400		400	2023
7.29% Subordinated Notes	290			2006
8.70% - 9.64% Unsecured Promissory Notes	10		12	2010-2022
Senior Floating Rate Notes (3.36% at December 31, 2004)	99			2006

Term Loan - variable rate (2.56% at December 31, 2003)			625	2008
Trust Securities - variable rate (3.435% at December 31, 2003)			31	2008
Other Long-term Debt	15		27	2004-2013

	7,666		7,844
Fair Value Swaps	17		28
Unamortized Discount	(25)		(13)

	7,658		7,859
Less amount due within one year	(866)		(395)

Total Long-term Debt	$6,792		$7,464

Long-term Debt with Affiliate Trusts:
7.29% Subordinated Notes (d)			$592	2006
8.23% Subordinated Debentures (d)	$89		89	2027

Total Long-term Debt with Affiliate Trusts	$89		$681

See Note 8 for information on debt issuances, debt retirements and other changes in long-term debt.

(a)	Aggregate maturities of long-term debt through 2009 are (millions of dollars): 2005, $866; 2006, $1,244; 2007, $1,022; 2008, $623; and 2009, $687.
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

(c)	Represents lease financing consolidated through a variable interest entity. See Note 22 for additional information.
(d)

Represents debt with wholly owned trusts that were deconsolidated effective December 31, 2003, as a result of the adoption of FIN 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," for certain entities. See Notes 8 and 22 for further discussion.

(e)	Increase due to an increase in foreign currency exchange rates.

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

(THIS PAGE LEFT BLANK INTENTIONALLY.)

CONSOLIDATED STATEMENT OF INCOME FOR THE YEARS ENDED DECEMBER 31,
PPL Energy Supply, LLC and Subsidiaries
(Millions of Dollars)
	2004	2003	2002

Operating Revenues
Wholesale energy marketing	$1,247	$1,222	$1,039
Wholesale energy marketing to affiliate (Note 15)	1,500	1,444	1,431
Utility	1,032	934	979
Unregulated retail electric and gas	114	148	178
Net energy trading margins	22	10	20
Energy related businesses	509	486	555

Total	4,424	4,244	4,202

Operating Expenses
Operation
Fuel	674	569	527
Energy purchases	698	793	695
Energy purchases from affiliate (Note 15)	154	152	160
Other operation and maintenance	887	871	807
Depreciation (Note 1)	292	266	265
Taxes, other than income (Note 5)	96	89	78
Energy related businesses	537	469	522
Other charges
Write-down of international energy projects (Note 9)			113
Workforce reduction (Note 20)			41
Write-down of generation assets (Note 9)			44

Total	3,338	3,209	3,252

Operating Income	1,086	1,035	950

Other Income - net (Note 16)	51	73	44

Interest Expense	269	198	207

Interest Expense with Affiliate (Note 15)	8	1	3

Income from Continuing Operations Before Income Taxes, Minority Interest and Distributions on Preferred Securities	860	909	784

Income Taxes (Note 5)	199	185	266

Minority Interest (Note 9)	8	7	78

Distributions on Preferred Securities (Note 8)		5	9

Income from Continuing Operations	653	712	431

Loss from Discontinued Operations (net of income taxes) (Note 9)	2	20	2

Income Before Cumulative Effects of Changes in Accounting Principles	651	692	429

Cumulative Effects of Changes in Accounting Principles (net of income taxes) (Notes 19, 21 and 22)		35	(150)

Net Income	$651	$727	$279

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,
PPL Energy Supply, LLC and Subsidiaries
(Millions of Dollars)
	2004	2003	2002

Cash Flows From Operating Activities
Net income	$651	$727	$279
Adjustments to reconcile net income to net cash provided by operating activities
Loss from discontinued operations	2	20	2
Cumulative effects of changes in accounting principles		(35)	150
Depreciation	292	266	175
Stock compensation expense	9	8	4
Amortizations - energy commitments and other	(40)	(38)	(56)
Payments to cancel generation projects			(152)
Dividends received from unconsolidated affiliates	5	7	14
Pension income - net	(30)	(39)	(20)
Pension funding	(7)	(15)
Write-down of assets		13	157
Gain on asset sales and insurance settlements	(27)	(21)
Equity in earnings of unconsolidated affiliates	7	8	8
Equity in earnings of WPD prior to acquiring controlling interest in 2002			(75)
Deferred income taxes and investment tax credits	155	154	158
Workforce reduction - net of cash paid			37
Unrealized (gain) loss on derivatives	(13)	(16)	3
Payment and gain on NUG contract termination			(75)
Realized (gain) loss on nuclear trust fund	7	(20)
Interest accretion on asset retirement obligation and other	23	22	4
Other	29	14	5
Change in current assets and current liabilities
Accounts receivable	14	(50)	109
Accounts payable	(54)	(29)	(36)
Collateral on PLR energy supply (Note 15)	(302)	2
Fuels, materials and supplies	(57)	8	14
Other	(34)	(49)	(71)
Other operating activities
Other assets	(41)	14	(9)
Other liabilities	(33)	(47)	1

Net cash provided by operating activities	556	904	626

Cash Flows From Investing Activities
Expenditures for property, plant and equipment	(490)	(502)	(396)
Investment in generating assets and electric energy projects	(31)		(261)
Acquisition of controlling interest in WPD, net of cash acquired			(211)
Proceeds from the sale of minority interest in CGE	123
Proceeds from sale of assets and insurance settlements	16	47	20
Purchases of auction rate securities	(60)	(5)	(1,176)
Proceeds from sale of auction rate securities	14		1,176
Net (increase) decrease in notes receivable from affiliates	2	653	(260)
Net (increase) decrease in restricted cash	(18)	18	22
Other investing activities	(21)	(6)	(33)

Net cash provided by (used in) investing activities	(465)	205	(1,119)

Cash Flows From Financing Activities
Issuance of long-term debt	322	802
Net increase in note payable to affiliate	495
Contributions from Member	358	261	160
Retirement of long-term debt	(671)	(60)	(14)
Distributions to Member	(410)	(1,168)	(710)
Net increase (decrease) in short-term debt	(56)	(862)	392
Other financing activities	(3)	(16)	(3)

Net cash provided by (used in) financing activities	35	(1,043)	(175)

Effect of Exchange Rates on Cash and Cash Equivalents	9	7	2

Net Increase (Decrease) in Cash and Cash Equivalents	135	73	(666)
Cash and Cash Equivalents at Beginning of Period	222	149	815

Cash and Cash Equivalents at End of Period	$357	$222	$149

Supplemental Disclosures of Cash Flow Information
Cash paid (received) during the period for:
Interest	$209	$171	$97
Income taxes - net	$34	$(25)	$27

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEET AT DECEMBER 31,
PPL Energy Supply, LLC and Subsidiaries
(Millions of Dollars)
	2004	2003

Assets

Current Assets
Cash and cash equivalents	$357	$222
Restricted cash (Note 18)	3	3
Accounts receivable (less reserve: 2004, $68; 2003, $68)	259	320
Unbilled revenues	250	215
Accounts receivable from affiliates (Note 15)	152	71
Collateral on PLR energy supply to affiliate (Note 15)	300
Fuel, materials and supplies (Note 1)	256	198
Prepayments	43	41
Deferred income taxes (Note 5)	128	41
Price risk management assets (Note 17)	113	88
Other	96	78

	1,957	1,277

Investments
Investment in unconsolidated affiliates - at equity (Note 3)	51	56
Investment in unconsolidated affiliates - at cost (Note 9)		126
Nuclear plant decommissioning trust fund (Note 6)	409	357
Other	5	5

	465	544

Property, Plant and Equipment - net (Note 1)
Electric plant in service
Transmission and distribution	3,579	3,129
Generation	4,007	3,518
General	254	204

	7,840	6,851
Construction work in progress	115	580
Nuclear fuel	153	144

Electric plant	8,108	7,575
Gas and oil plant	21	21
Other property	160	163

	8,289	7,759

Other Noncurrent Assets
Goodwill (Note 19)	1,072	1,013
Other intangibles (Note 19)	142	109
Other	559	548

	1,773	1,670

	$12,484	$11,250

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEET AT DECEMBER 31,
PPL Energy Supply, LLC and Subsidiaries
(Millions of Dollars)
	2004	2003

Liabilities and Equity

Current Liabilities
Short-term debt (Note 8)		$56
Long-term debt	$181	6
Accounts payable	338	381
Accounts payable to affiliates (Note 15)	52	53
Above market NUG contracts (Note 14)	73	74
Taxes	101	110
Interest	87	74
Deferred revenue on PLR energy supply to affiliate (Note 15)	12	12
Price risk management liabilities (Note 17)	163	76
Other	262	224

	1,269	1,066

Long-term Debt	3,694	4,140

Note Payable to Affiliate (Note 15)	495

Long-term Debt with Affiliate Trust (Notes 15 and 22)	89	89

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes and investment tax credits (Note 5)	1,261	1,012
Accrued pension obligations (Note 12)	341	323
Asset retirement obligations (Note 21)	257	242
Above market NUG contracts (Note 14)	206	278
Deferred revenue on PLR energy supply to affiliate (Note 15)	46	58
Other (Note 12)	720	510

	2,831	2,423

Commitments and Contingent Liabilities (Note 14)

Minority Interest	56	54

Member's Equity	4,050	3,478

	$12,484	$11,250

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF MEMBER'S EQUITY AND COMPREHENSIVE INCOME FOR THE YEARS ENDED DECEMBER 31,
PPL Energy Supply, LLC and Subsidiaries
(Millions of Dollars)

		2004	2003	2002

Member's Equity at beginning of year		$3,478	$3,507	$3,972
	Comprehensive income:
	Net income	651	727	279
	Other comprehensive income (loss) (a)
	Foreign currency translation adjustments, net of tax expense (benefit) of $0, $0, $(5) (b)	112	106	125
	Unrealized gain (loss) on qualifying derivatives, net of tax expense (benefit) of $(61), $17, $(15)	(107)	33	(23)
	Minimum pension liability adjustments, net of tax expense (benefit) of $(23), $(5), $(128)	(51)	(12)	(296)
	Unrealized gain on available-for-sale securities, net of tax expense of $16, $12	17	24

	Total Comprehensive income	622	878	85

	Member's contributions	358	261	160

	Distributions to Member	(410)	(1,168)	(710)

	Other	2

Member's Equity at end of year		$4,050	$3,478	$3,507

(a)	See Note 1 for disclosure of balances for each component of Accumulated Other Comprehensive Loss.
(b)	Includes a $94 million credit for the write-off of the CEMAR cumulative translation adjustment in June 2002. See Note 9 for additional information.

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF LONG-TERM DEBT AT DECEMBER 31,
PPL Energy Supply, LLC and Subsidiaries
(Millions of Dollars)
	Outstanding

	2004		2003	Maturity (a)

5.40% - 6.40% Senior Unsecured Notes	$800		$500	2011-2014
2.625% Convertible Senior Notes	400		400	May 15, 2023
5.875% to 9.25% Unsecured Bonds	2,051	(d)	1,982	2004-2028
Term loan - variable rate (2.56% at December 31, 2003)			625	June 30, 2008
Trust Securities - variable rate (3.435% at December 31, 2003)			31	June 30, 2008
8.05% Senior Secured Notes (b)	284		284	December 21, 2013
8.30% Senior Secured Notes (b)	153		153	December 21, 2013
6.20% - 6.40% Bonds - Inflation-linked bonds	161	(d)	150	2006-2022
6% Bolivian Govt.			9	November 24, 2009
5.0% to 8.5% UF-denominated debt	3		4	2004-2013
6.8% - 9.0% Bolivian Bonds	22			2005-2010
Other Long-term Debt	11		16	2004-2011

	3,885		4,154
Fair Value Swaps	(2)
Unamortized Discount	(8)		(8)

	3,875		4,146
Less amount due within one year	(181)		(6)

Total Long-term Debt	$3,694		$4,140

Long-term Debt with Affiliate Trust:
8.23% Subordinated Debentures (c)	$89		$89	2027

See Note 8 for information on debt issuances, debt retirements and other changes in long-term debt.

(a)

Aggregate maturities of long-term debt through 2009 are (millions of dollars): 2005, $181; 2006, $420; 2007, $184; 2008, $228; and 2009, $0. There are no debt securities outstanding that have sinking fund requirements.

(b)	Represents lease financing consolidated through a variable interest entity. See Note 22 for additional information.
(c)

Represents debt with a wholly owned trust that was deconsolidated effective December 31, 2003, as a result of the adoption of FIN 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," for certain entities. See Notes 8 and 22 for further discussion.

(d)	Increase due to an increase in foreign currency exchange rates.

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF INCOME FOR THE YEARS ENDED DECEMBER 31,
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars)
	2004	2003	2002

Operating Revenues
Retail electric	$2,683	$2,597	$2,527
Retail electric to affiliate	3	8	23
Wholesale electric	6	29	28
Wholesale electric to affiliate (Note 15)	154	152	160
Energy related businesses	1	2	10

Total	2,847	2,788	2,748

Operating Expenses
Operation
Energy purchases	218	211	208
Energy purchases from affiliate (Note 15)	1,500	1,444	1,431
Other operation and maintenance	353	345	319
Amortization of recoverable transition costs	257	260	226
Depreciation (Note 1)	107	103	94
Taxes, other than income (Note 5)	152	164	153
Energy related businesses	1	1	9
Workforce reduction (Note 20)		9	33

Total	2,588	2,537	2,473

Operating Income	259	251	275

Other Income - net (Note 16)	15	6	16

Interest Expense	190	211	218

Income Before Income Taxes	84	46	73

Income Taxes (Note 5)	8	18	18

Income Before Distributions on Preferred Securities	76	28	55

Distributions on Preferred Securities	2	3	16

Income Available to PPL Corporation	$74	$25	$39

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars)
	2004	2003	2002

Cash Flows From Operating Activities
Net income	$74	$25	$39
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	107	103	94
Stock compensation expense	3	2	1
Amortizations - recoverable transition costs and other	278	281	245
Distribution requirements - preferred securities	2	3	16
Deferred income taxes and investment tax credits	81	17	21
Workforce reduction - net of cash paid		9	31
Write-off (deferral) of storm-related costs	4	(15)
Pension (income) expense	1	(4)	(17)
Other	(2)
Change in current assets and current liabilities
Accounts receivable	40	19	(65)
Accounts payable	50	70	(98)
Collateral on PLR energy supply (Note 15)	302	(2)
Other	(7)	5	5
Other operating activities
Other assets	(1)	(4)	7
Other liabilities	(34)	19	(9)

Net cash provided by operating activities	898	528	270

Cash Flows From Investing Activities
Expenditures for property, plant and equipment	(179)	(235)	(224)
Purchases of auction rate securities	(60)		(72)
Proceeds from sale of auction rate securities	50		116
Net (increase) decrease in notes receivable from affiliates	(300)	90	260
Net (increase) decrease in restricted cash	(35)	(2)	8
Other investing activities	1	2	1

Net cash provided by (used in) investing activities	(523)	(145)	89

Cash Flows From Financing Activities
Issuance of long-term debt		190
Contribution from parent		75	240
Retirement of long-term debt	(394)	(430)	(285)
Retirement of company-obligated mandatorily redeemable preferred securities			(250)
Retirement of preferred stock		(31)
Payment of preferred distributions	(2)	(3)	(22)
Payment of common dividends to PPL Corporation	(24)	(29)	(63)
Net increase (decrease) in short-term debt	42	(15)	15
Other financing activities	(8)	(7)

Net cash used in financing activities	(386)	(250)	(365)

Net Increase (Decrease) in Cash and Cash Equivalents	(11)	133	(6)
Cash and Cash Equivalents at Beginning of Period	162	29	35

Cash and Cash Equivalents at End of Period	$151	$162	$29

Supplemental Disclosures of Cash Flow Information
Cash paid (received) during the period for:
Interest	$180	$204	$222
Income taxes - net	$(69)	$(17)	$24

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEET AT DECEMBER 31,
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars)
	2004	2003

Assets

Current Assets
Cash and cash equivalents	$151	$162
Restricted cash (Note 18)	42
Accounts receivable (less reserve: 2004, $18; 2003, $24)	179	212
Unbilled revenues	148	123
Accounts receivable from affiliates (Note 15)	17	27
Note receivable from affiliate (Note 15)	300
Income tax receivable		35
Prepayment on PLR energy supply from affiliate (Note 15)	12	12
Deferred income taxes (Note 5)	14	45
Other	58	59

	921	675

Property, Plant and Equipment - net (Note 1)
Electric plant in service
Transmission and distribution	2,404	2,327
General	220	226

	2,624	2,553
Construction work in progress	29	31

Electric plant	2,653	2,584
Other property	4	5

	2,657	2,589

Regulatory and Other Noncurrent Assets (Note 1)
Recoverable transition costs	1,431	1,687
Intangibles (Note 19)	117	116
Prepayment on PLR energy supply from affiliate (Note 15)	46	58
Other	354	344

	1,948	2,205

	$5,526	$5,469

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEET AT DECEMBER 31,
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars)
	2004	2003

Liabilities and Equity

Current Liabilities
Short-term debt	$42
Long-term debt	336	$289
Accounts payable	39	44
Accounts payable to affiliates (Note 15)	168	92
Taxes	46	86
Interest	29	32
Collateral on PLR energy supply from affiliate (Note 15)	300
Other	69	83

	1,029	626

Long-term Debt	2,208	2,648

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes and investment tax credits (Note 5)	776	728
Other (Note 12)	190	194

	966	922

Commitments and Contingent Liabilities (Note 14)

Preferred Stock without Sinking Fund Requirements	51	51

Shareowner's Common Equity
Common stock	1,476	1,476
Additional paid-in capital	361	361
Treasury stock	(912)	(912)
Earnings reinvested	354	304
Capital stock expense and other	(7)	(7)

	1,272	1,222

	$5,526	$5,469

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF SHAREOWNER'S COMMON EQUITY FOR THE YEARS ENDED DECEMBER 31,
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars, except share amounts)
	2004	2003	2002

Common stock at beginning of year	$1,476	$1,476	$1,476

Common stock at end of year	1,476	1,476	1,476

Additional paid-in capital at beginning of year	361	282	51
Capital contribution from PPL		75	240
Other		4	(9)

Additional paid-in capital at end of year	361	361	282

Treasury stock at beginning of year	(912)	(912)	(912)

Treasury stock at end of year	(912)	(912)	(912)

Earnings reinvested at beginning of year	304	308	332
Net income (a)	74	25	39
Cash dividends declared on common stock	(24)	(29)	(63)

Earnings reinvested at end of year	354	304	308

Capital stock expense and other at beginning of year	(7)	(7)	(16)
Other			9

Capital stock expense and other at end of year	(7)	(7)	(7)

Total Shareowner's Common Equity	$1,272	$1,222	$1,147

Common stock shares at beginning of year (b)	78,030	78,030	78,030

Common stock shares at end of year	78,030	78,030	78,030

(a)	PPL Electric's net income approximates comprehensive income.
(b)	Shares in thousands. No par value. 170 million shares authorized. All common shares of PPL Electric stock are owned by PPL.

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF PREFERRED STOCK AT DECEMBER 31,
PPL Electric Utilities Corporation and Subsidiaries (a)
(Millions of Dollars)
			Shares Outstanding		Optional Redemption Price Per Share
	Outstanding			Shares Authorized

	2004	2003	2004			(b)

Preferred Stock - $100 par, cumulative, without sinking fund requirements
4-1/2%	$25	$25	247,524	629,936	$110.00

Series Preferred
3.35%	2	2	20,605		103.50
4.40%	12	12	117,676		102.00
4.60%	3	3	28,614		103.00
6.75%	9	9	90,770		103.04

Total Series Preferred	26	26	257,665	10,000,000

	$51	$51

Decreases in Preferred Stock (c)
		2004		2003		2002

		Shares	Amount	Shares	Amount	Shares	Amount

	Series Preferred
	6.125%			(167,500)	$(17)
	6.15%			(97,500)	(10)
	6.33%			(46,000)	(4)

Decreases in Preferred Stock normally represent: (i) the redemption of stock pursuant to mandatory sinking fund requirements; or (ii) shares redeemed pursuant to optional redemption provisions.

(a)

Each share of PPL Electric's preferred stock entitles the holder to one vote on matters on which PPL Electric's shareowners are entitled to vote. There were 5 million shares of PPL Electric's preference stock authorized; none were outstanding at December 31, 2004 and 2003.

(b)

The involuntary liquidation price of the preferred stock is $100 per share. The optional voluntary liquidation price is the optional redemption price per share in effect, except for the 4-1/2% Preferred Stock and the 6.75% Series Preferred Stock for which such price is $100 per share (plus in each case any unpaid dividends).

(c)	Decreases in 2003 were redemptions of previously outstanding preferred stock with sinking fund requirements.

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF LONG-TERM DEBT AT DECEMBER 31,
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars)
	Outstanding

	2004	2003	Maturity (a)

First Mortgage Bonds (b)
6-7/8%		$25	March 1, 2004
6-1/2%	$69	110	April 1, 2005
6.55%	146	146	March 1, 2006
7-3/8%	10	10	March 1, 2014
7.30%		6	March 1, 2024

	225	297

First Mortgage Pollution Control Bonds (b)
3.125% Series	90	90	November 1, 2008
5.50% Series I	53	53	February 15, 2027
6.40% Series J	116	116	September 1, 2029
6.15% Series K	55	55	August 1, 2029

	314	314

Senior Secured Bonds (b)
5-7/8%	255	300	August 15, 2007
6-1/4%	486	500	August 15, 2009
4.30%	100	100	June 1, 2013

	841	900

Series 1999-1 Transition Bonds
6.83% to 7.15%	1,159	1,423	2004-2008

Pollution Control Revenue Bonds - 2.0%	9	9	June 1, 2027

	2,548	2,943
Unamortized discount	(4)	(6)

	2,544	2,937
Less amount due within one year	(336)	(289)

Total Long-term Debt	$2,208	$2,648

See Note 8 for information on debt issuances, debt retirements and other changes in long-term debt.

(a)

Aggregate maturities of long-term debt through 2009 are (millions of dollars): 2005, $336; 2006, $434; 2007, $555; 2008, $395; and 2009, $486. There are no bonds outstanding that have sinking fund requirements.

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
  Summary of Significant Accounting Policies

  Business and Consolidation

  (PPL, PPL Energy Supply and PPL Electric)

  PPL is an energy and utility holding company that, through its subsidiaries, is primarily engaged in the generation and marketing of electricity in the northeastern and western U.S. and in the delivery of electricity in Pennsylvania, the U.K. and Latin America. Based in Allentown, PA, PPL's principal direct subsidiaries are PPL Energy Funding, PPL Electric, PPL Gas Utilities, PPL Services and PPL Capital Funding.

  (PPL and PPL Energy Supply)

  PPL Energy Funding is the parent of PPL Energy Supply, which serves as the holding company for PPL's principal unregulated subsidiaries. PPL Energy Supply is the parent of PPL Generation, PPL EnergyPlus and PPL Global.

  PPL Generation owns and operates a portfolio of domestic power generating assets. These power plants are located in Pennsylvania, Montana, Arizona, Illinois, Connecticut, New York and Maine and use well-diversified fuel sources including coal, nuclear, natural gas, oil and hydro. PPL EnergyPlus markets or brokers electricity produced by PPL Generation, along with purchased power, natural gas and oil in competitive wholesale and deregulated retail markets, primarily in the northeastern and western portions of the U.S. PPL Global owns and operates international energy businesses that are primarily focused on the distribution of electricity.

  (PPL and PPL Electric)

  PPL Electric is a rate-regulated subsidiary of PPL. PPL Electric's principal businesses are the transmission and distribution of electricity to serve retail customers in its franchised territory in eastern and central Pennsylvania, and the supply of electricity to retail customers in that territory as a PLR.

  (PPL, PPL Energy Supply and PPL Electric)

  The consolidated financial statements of PPL, PPL Energy Supply and PPL Electric include each company's own accounts as well as the accounts of all entities in which the company has a controlling financial interest. Investments in entities in which the company has the ability to exercise significant influence but does not have a controlling financial interest are accounted for under the equity method. See Note 3 for further discussion. All other investments are carried at cost or fair value. All significant intercompany transactions have been eliminated. Any minority interests are reflected in the consolidated financial statements.

  (PPL and PPL Energy Supply)

  It is the policy of PPL and PPL Energy Supply to consolidate or record equity in earnings of foreign entities on a lag, based on the availability of financial data on a U.S. GAAP basis:

•

  PPL and PPL Energy Supply consolidate the results of foreign entities in which they have a controlling financial interest (WPD, Emel, EC, the Bolivian subsidiaries and other investments) on a one-month lag.

•	Earnings from foreign equity method investments are recorded on a three-month lag.

  Effective August 21, 2002, PPL Energy Supply deconsolidated CEMAR and began accounting for it using the cost method. See Note 9 for further discussion, including the sale of this investment.

  Effective December 31, 2003, PPL's and PPL Energy Supply's consolidated financial statements include the accounts of the lessors under the operating leases for the Sundance, University Park and Lower Mt. Bethel generation facilities. These entities were not included in the consolidated financial statements for periods ending prior to December 31, 2003. See Note 22 for further discussion.

  Effective December 31, 2003, PPL deconsolidated PPL Capital Funding Trust I, a wholly owned trust. PPL and PPL Energy Supply deconsolidated SIUK Capital Trust I, also a wholly owned trust. Both entities were included in PPL's consolidated financial statements for periods ending prior to December 31, 2003. SIUK Capital Trust I was included in PPL Energy Supply's consolidated financial statements for periods ending prior to December 31, 2003. See Note 22 for further discussion.

  The consolidated financial statements of PPL and PPL Energy Supply include their share of undivided interests in jointly-owned facilities, as well as their share of the related operating costs of those facilities. See Note 13 for additional information.

  Use of Estimates (PPL, PPL Energy Supply and PPL Electric)

  The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Loss Accruals (PPL, PPL Energy Supply and PPL Electric)

  Loss accruals are recorded in accordance with SFAS 5, "Accounting for Contingencies." Potential losses are accrued when (1) information is available that indicates it is "probable" that the loss has been incurred, given the likelihood of the uncertain future events and (2) the amount of the loss can be reasonably estimated.

  Guarantees (PPL, PPL Energy Supply and PPL Electric)

  In accordance with the provisions of FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34," which was adopted by PPL and its subsidiaries effective January 1, 2003, the fair values of guarantees related to arrangements entered into prior to January 1, 2003, as well as guarantees excluded from the initial recognition and measurement provisions of FIN 45, are not recorded in the financial statements. See Note 14 for further discussion of recorded and unrecorded guarantees.

  Accounting Records (PPL and PPL Electric)

  The system of accounts for PPL Electric and PPL Gas Utilities are maintained in accordance with the Uniform System of Accounts prescribed by the FERC and adopted by the PUC.

  Cash Equivalents (PPL, PPL Energy Supply and PPL Electric)

  All highly liquid debt instruments purchased with original maturities of three months or less are considered to be cash equivalents.

  PPL invests in auction rate and similar securities which provide for periodic reset of interest rates and are highly liquid. Even though PPL considers these debt securities as part of its liquid portfolio, it does not include these securities in cash and cash equivalents due to the stated maturity of the securities. These securities are included in "Current Assets - Other" on the Balance Sheet.

  Restricted Cash (PPL, PPL Energy Supply and PPL Electric)

  Bank deposits that are restricted by agreement or that have been designated for a specific purpose are classified as restricted cash. The change in restricted cash is reported as an investing activity in the Statement of Cash Flows. On the Balance Sheet, the current portion of restricted cash is shown as "Restricted cash" within current assets, while the noncurrent portion is included in "Other" within other noncurrent assets. See Note 18 for the components of restricted cash.

  Allowance for Doubtful Accounts (PPL, PPL Energy Supply and PPL Electric)

  Accounts receivable collectibility is evaluated using a combination of factors. Reserve balances are analyzed to assess the reasonableness of the balances in comparison to the actual accounts receivable balances and write-offs. Adjustments are made to reserve balances based on the results of analysis, the aging of receivables, and historical and industry trends.

  Additional specific reserves for uncollectible accounts receivable, such as bankruptcies, are recorded on a case-by-case basis after having been researched and reviewed by management. Unusual items, trends in write-offs, the age of the receivable, counterparty creditworthiness and economic conditions are considered as a basis for determining the adequacy of the reserve for uncollectible account balances.

  Fuels, Materials and Supplies

  (PPL)

  PPL and its subsidiaries value inventory at the lower of cost or market primarily using the average cost method. PPL Gas Utilities values a portion of its natural gas inventory using the last-in, first-out method, consistent with its rate-making treatment. The carrying value of that inventory was $5 million and $14 million at December 31, 2004 and 2003, and the excess of replacement cost over carrying value was $7 million and $5 million at December 31, 2004 and 2003.

  (PPL Energy Supply and PPL Electric)

  Fuels, materials and supplies are valued at the lower of cost or market using the average cost method.

  Property, Plant and Equipment (PPL, PPL Energy Supply and PPL Electric)

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

  Depreciation is computed over the estimated useful lives of property using various methods including the straight-line, composite and group methods. PPL and its subsidiaries periodically review and adjust the depreciable lives of their fixed assets. When a component of PP&E is retired that was depreciated under the composite or group method, the original cost is charged to accumulated depreciation. When all or a significant portion of an operating unit that was depreciated under the composite or group method is retired or sold, the property and the related accumulated depreciation account is reduced and any gain or loss is included in income, unless otherwise required by regulators.

  Following are the classes of PP&E, with the associated accumulated depreciation, at December 31:

	2004

	PPL	PPL Energy Supply	PPL Electric

Electric plant

Generation	$8,877	$8,877

Transmission and distribution	7,991	4,088	$3,903

General	736	372	353

Construction work in progress	148	115	29

Nuclear fuel	314	314

Gas and oil plant	336	64

Other property	290	214	4

	18,692	14,044	4,289

Less: Accumulated depreciation and amortization	7,483	5,755	1,632

	$11,209	$8,289	$2,657

	2003

	PPL	PPL Energy Supply	PPL Electric

Electric plant

Generation	$8,347	$8,347

Transmission and distribution	7,324	3,568	$3,756

General	733	370	353

Construction work in progress	614	580	31

Nuclear fuel	308	308

Gas and oil plant	321	63

Other property	276	213	5

	17,923	13,449	4,145

Less: Accumulated depreciation and amortization	7,330	5,690	1,556

	$10,593	$7,759	$2,589

  Following are the weighted-average rates of depreciation at December 31:

	2004

	PPL	PPL Energy Supply	PPL Electric

Generation	2.11%	2.11%

Transmission and distribution	2.86%	3.49%	2.22%

General	3.41%	3.75%	3.19%

	2003

	PPL	PPL Energy Supply	PPL Electric

Generation	2.01%	2.01%

Transmission and distribution	3.16%	4.10%	2.31%

General	3.75%	3.96%	3.64%

  The annual provisions for depreciation have been computed principally in accordance with the following ranges, in years, of assets lives:

	PPL	PPL Energy Supply	PPL Electric

Generation	5-65	5-65

Transmission and distribution	15-80	30-40	15-80

General	3-80	3-60	10-80

  (PPL)

  Included in PP&E above are capitalized costs of software projects that were developed or obtained for internal use. At December 31, 2004 and 2003, capitalized software costs were $82 million and $76 million, and there was $43 million and $31 million of accumulated amortization. Such capitalized amounts are amortized ratably over the expected lives of the projects when they become operational, generally not to exceed 10 years. During 2004, 2003 and 2002, PPL amortized capitalized software costs of $11 million, $11 million, and $5 million.

  (PPL Energy Supply)

  Included in PP&E above are capitalized costs of software projects that were developed or obtained for internal use. At December 31, 2004 and 2003, capitalized software costs were $51 million and $47 million, and there was $30 million and $24 million of accumulated amortization. Such capitalized amounts are amortized ratably over the expected lives of the projects when they become operational, generally not to exceed 10 years. During 2004, 2003 and 2002, PPL Energy Supply amortized capitalized software costs of $5 million, $5 million, and $3 million.

  (PPL Electric)

  Included in PP&E above are capitalized costs of software projects that were developed or obtained for internal use. At both December 31, 2004 and 2003, capitalized software costs were $20 million. At December 31, 2004 and 2003, accumulated amortization was $8 million and $4 million. Such capitalized amounts are amortized ratably over the expected lives of the projects when they become operational, generally not to exceed 5 years. During 2004, 2003 and 2002, PPL Electric amortized capitalized software costs of $4 million, $5 million, and $1 million.

  Impairments - Property, Plant and Equipment, Goodwill and Intangible Assets (PPL, PPL Energy Supply and PPL Electric)

  PPL and its subsidiaries review long-lived assets, including intangibles, that are subject to depreciation or amortization for impairment when events or circumstances indicate carrying amounts may not be recoverable. An impairment loss is recognized if the carrying amount of long-lived assets is not recoverable from undiscounted future cash flow. The impairment charge is measured by the difference between the carrying amount of the asset and its fair value.

  Goodwill is reviewed for impairment, at the reporting unit level, annually or more frequently when events or circumstances indicate that the carrying value may be greater than the implied fair value. PPL's reporting units are one level below its operating segments. If the carrying value of the reporting unit exceeds its fair value, the implied fair value of goodwill must be calculated. If the implied fair value of goodwill is less than its carrying value, the difference represents the amount of impairment. See Notes 9 and 19 for a discussion of asset impairment charges recorded.

  Asset Retirement Obligations (PPL, PPL Energy Supply and PPL Electric)

  In 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations," which addresses the accounting for obligations associated with the retirement of tangible long-lived assets. SFAS 143 requires legal obligations associated with the retirement of long-lived assets to be recognized as a liability in the financial statements. The initial obligation should be measured at the estimated fair value. An equivalent amount should be recorded as an increase in the value of the capitalized asset and allocated to expense over the useful life of the asset. Until the obligation is settled, the liability should be increased, through the recognition of accretion expense in the income statement, for changes in the obligation due to the passage of time. See Note 21 for a discussion of accounting for asset retirement obligations.

  Goodwill and Other Intangible Assets (PPL, PPL Energy Supply and PPL Electric)

  Goodwill represents the excess of the purchase price paid over the estimated fair value of the assets acquired and liabilities assumed in the acquisition of a business. Upon the adoption of SFAS 142, "Goodwill and Other Intangible Assets," on January 1, 2002, PPL and its subsidiaries stopped amortizing goodwill.

  Other intangible assets that have finite useful lives are valued at cost and amortized over their useful lives based upon the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up.

  Investments in Debt and Marketable Equity Securities (PPL, PPL Energy Supply and PPL Electric)

  Investments in debt securities are classified as held-to-maturity, and measured at amortized cost, when there is an intent and ability to hold the securities to maturity. Debt securities and marketable equity securities that are acquired and held principally for the purpose of selling them in the near-term are classified as trading. All other investments in debt and marketable equity securities are classified as available-for-sale. Both trading and available-for-sale securities are carried at fair value. Any unrealized gains and losses for trading securities are included in earnings. Unrealized gains and losses for available-for-sale securities are reported, net of tax, in other comprehensive income or are recognized currently in earnings when a decline in fair value is determined to be other than temporary. The specific identification method is used to calculate realized gains and losses on debt and marketable equity securities. See Note 6 for additional information on securities held in the nuclear decommissioning trusts.

  Regulation (PPL, PPL Energy Supply and PPL Electric)

  PPL Electric, PPL Gas Utilities, and Elfec account for regulated operations in accordance with the provisions of SFAS 71, "Accounting for the Effects of Certain Types of Regulation," which requires rate-regulated entities to reflect the effects of regulatory decisions in their financial statements.

  The following regulatory assets were included in the "Regulatory and Other Noncurrent Assets" section of the Balance Sheet at December 31:

	PPL		PPL Electric

	2004	2003	2004	2003

Recoverable transition costs	$1,431	$1,687	$1,431	$1,687

Taxes recoverable through future rates	276	250	261	242

Other	20	24	17	20

	$1,727	$1,961	$1,709	$1,949

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

  Included in "Other" above as of December 31, 2004 and 2003, are approximately $11 million and $15 million of storm restoration costs associated with the September 2003 Hurricane Isabel. PPL Electric deferred these costs in accordance with the PUC declaratory order of January 2004. The $4 million reduction in deferred costs is the result of a PUC order entered in December 2004. The remaining costs will be recovered through customer transmission and distribution rates, and will be amortized over ten years beginning in 2005.

  In March 2004, PPL Electric filed a proposed distribution rate increase of $164 million (subsequently amended to $160 million) and, at the same time, notified the PUC of an estimated increase in transmission service charges of $57 million. In December 2004, the PUC entered its order granting PPL Electric a distribution rate increase of $137 million and approved PPL Electric's proposed mechanism for collecting the additional $57 million in transmission-related charges.

  Accounting for Derivatives and Other Contracts Held for Trading Purposes (PPL and PPL Energy Supply)

  PPL and PPL Energy Supply enter into energy and energy-related contracts to hedge the variability of expected cash flows associated with their generating units and for trading purposes. PPL and PPL Energy Supply enter into interest rate derivative contracts to hedge their exposure to changes in the fair value of their debt instruments and to hedge their exposure to variability in expected cash flows associated with existing debt instruments or forecasted transactions. PPL and PPL Energy Supply also enter into foreign currency derivative contracts to hedge foreign currency exposures, including firm commitments, recognized assets or liabilities, forecasted transactions, net investments, or foreign earnings translation.

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

  Additionally, PPL and PPL Energy Supply adopted SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," as of July 1, 2003. The requirements of SFAS 149, which required prospective application, placed additional limitations on the use of the normal purchase or normal sale exception. Therefore, the accounting for certain types of transactions has been changed on a prospective basis to conform with SFAS 149.

  All derivative contracts that are subject to the requirements of SFAS 133 and its amendments are reflected on the balance sheet at their fair value. On the date the derivative contract is executed, PPL designates the derivative as a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment ("fair value" hedge), a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge), a foreign currency fair value or cash flow hedge ("foreign currency" hedge), a hedge of a net investment in a foreign operation or a trading derivative. Changes in the fair value of a derivative that is highly effective as, and is designated and qualifies as, a fair value hedge, along with the loss or gain on the hedged asset or liability that is attributable to the hedged risk, are recorded in current-period earnings. Changes in the fair value of a derivative that is highly effective as, and is designated as and qualifies as, a cash flow hedge are recorded in other comprehensive income, until earnings are affected by the variability of cash flows being hedged. Changes in the fair value of derivatives that are designated as and qualify as foreign currency hedges are recorded in either current-period earnings or other comprehensive income, depending on whether the hedge transaction is a fair value hedge or a cash flow hedge. If a derivative is used as a hedge of a net investment in a foreign operation, its changes in fair value, to the extent effective as a hedge, are recorded within other comprehensive income. Changes in the fair value of derivatives that are not designated as hedging instruments are reported in current-period earnings.

  Unrealized gains and losses from changes in market prices of energy contracts accounted for as fair value hedges are reflected in "Energy purchases" on the Statement of Income, as are changes in the underlying positions. Realized gains and losses from energy contracts accounted for as fair value hedges or cash flow hedges, when recognized on the Statement of Income, are reflected in "Wholesale energy marketing" revenues, "Fuel," or "Energy purchases," consistent with the hedged item. Gains and losses from interest rate and foreign currency derivative contracts that hedge interest payments, when recognized on the Statement of Income, are accounted for in "Interest Expense." Gains and losses from foreign currency derivative contracts that economically hedge foreign earnings translation are recognized in "Other Income - net." Gains and losses from foreign currency derivative contracts that hedge foreign currency payments for equipment, when recognized on the Statement of Income, are accounted for in "Depreciation."

  In the fourth quarter of 2002, PPL Energy Supply adopted the accounting requirements under EITF 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities." As such, PPL reflects its net realized and unrealized gains and losses associated with all derivatives that are held for trading purposes in the "Net energy trading margins" line on the Statement of Income. Non-derivative contracts that met the definition of energy trading activities as defined by EITF 98-10, "Accounting for Energy Trading and Risk Management Activities" are reflected in the financial statements using the accrual method of accounting. Prior periods were restated.

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

  Revenue Recognition (PPL, PPL Energy Supply and PPL Electric)

  Operating revenues, except for "Energy related businesses," are recorded based on energy deliveries through the end of the calendar month. Unbilled retail revenues result because customers' meters are read and bills are rendered throughout the month, rather than all being read at the end of the month. Unbilled revenues for a month are calculated by multiplying an estimate of unbilled kWh by the estimated average cents per kWh. Unbilled wholesale energy revenues are recorded at month-end to reflect estimated amounts until actual dollars and MWhs are confirmed and invoiced. At that time, unbilled revenue is reversed and actual revenue is recorded.

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

  Income Taxes

  (PPL, PPL Energy Supply and PPL Electric)

  The income tax provision for PPL and its subsidiaries is calculated in accordance with SFAS 109, "Accounting for Income Taxes." PPL and its domestic subsidiaries file a consolidated U.S. federal income tax return.

  Significant management judgment is required in developing PPL's provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets. PPL and its subsidiaries record valuation allowances to reduce deferred tax assets to the amounts that are more likely than not to be realized. PPL and its subsidiaries have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for valuation allowances. If PPL and its subsidiaries determined that they would be able to realize deferred tax assets in the future in excess of net deferred tax assets, adjustments to the deferred tax assets would increase income by reducing tax expense in the period that such determination was made. Likewise, if PPL and its subsidiaries determined that they would not be able to realize all or part of net deferred tax assets in the future, adjustments to the deferred tax assets would decrease income by increasing tax expense in the period that such determination was made.

  Annual tax provisions include amounts considered sufficient to pay assessments that may result from examination by taxing authorities of prior year tax returns; however, the amount ultimately paid upon resolution of issues raised by such authorities may differ materially from the amount accrued and may materially impact PPL's financial statements. In evaluating the exposure associated with various tax filing positions, PPL and its subsidiaries accrue charges for probable exposures based on management's best estimate of the amount that should be recognized. PPL and its subsidiaries maintain an allowance for tax contingencies, the balance of which management believes to be adequate.

  The provision for PPL Energy Supply and PPL Electric is calculated in accordance with an intercompany tax sharing policy which provides that the taxable income be calculated as if PPL Energy Supply and PPL Electric and its domestic subsidiaries filed a separate consolidated return. PPL Energy Supply's intercompany tax liability was $44 million and $61 million at December 31, 2004 and 2003. PPL Electric's intercompany tax receivable was $5 million and $20 million at December 31, 2004 and 2003.

  PPL Energy Supply and PPL Electric deferred investment tax credits when they were utilized and are amortizing the deferrals over the average lives of the related assets. See Note 5 for additional discussion regarding income taxes.

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

  Leases

  (PPL, PPL Energy Supply and PPL Electric)

  PPL and its subsidiaries apply the provisions of SFAS 13, "Accounting for Leases," as amended and interpreted, to all transactions that qualify for lease accounting. See Note 10 for a discussion of accounting for leases under which PPL, PPL Energy Supply and PPL Electric are lessees.

  (PPL and PPL Energy Supply)

  In 2002, PPL began commercial operation of its 79.9 MW oil-powered station in Shoreham, New York. The Long Island Power Authority has contracted to purchase all of the plant's capacity and ancillary services as part of a 15-year power purchase agreement with PPL EnergyPlus. The capacity payments in the power purchase agreement result in the plant being classified as a direct financing lease, under which PPL EnergyPlus is the lessor. In December 2004, PPL and PPL Energy Supply recorded a sales-type lease related to an 8 MW on-site electrical generation plant, under which a subsidiary of PPL Energy Supply is the lessor.

  As of December 31, 2004 and 2003, PPL and PPL Energy Supply had receivable balances of $273 million and $277 million (included in "Current Assets - Other" and "Regulatory and Other Noncurrent Assets - Other" for PPL and "Current Assets - Other" and "Other Noncurrent Assets - Other" for PPL Energy Supply) and unearned revenue balances of $158 million and $167 million (included in "Deferred Credits and Other Noncurrent Liabilities - Other"). The receivable balances include $65 million of an unguaranteed residual value. Rental income received during 2004, 2003 and 2002 was $14 million, $15 million and $5 million. Total future minimum lease payments expected to be received on both leases are estimated at $16 million for each of the years from 2005 through 2009.

  Stock-Based Compensation

  (PPL, PPL Energy Supply and PPL Electric)

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

  Prior to 2003, PPL accounted for stock-based compensation in accordance with APB Opinion No. 25, as permitted by SFAS 123. Effective January 1, 2003, PPL and its subsidiaries adopted the fair value method of accounting for stock-based compensation, as prescribed by SFAS 123, using the prospective method of transition permitted by SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123." The prospective method of transition requires PPL and its subsidiaries to use the fair value method under SFAS 123 for all stock-based compensation awards granted, modified or settled on or after January 1, 2003. Thus, all awards granted prior to January 1, 2003, continue to be accounted for under the intrinsic value method of APB Opinion No. 25, to the extent such awards are not modified or settled. Stock-based compensation is recognized on a straight-line basis over the vesting period of the awards and is included in "Other operation and maintenance" expense on PPL's Statement of Income.

  Use of the fair value method prescribed by SFAS 123 requires PPL and its subsidiaries to recognize compensation expense for stock options issued. Fair value for the stock options is determined using the Black-Scholes options pricing model.

  PPL and its subsidiaries were not required to recognize compensation expense for stock options issued and accounted for under the intrinsic value method of APB Opinion No. 25, since PPL grants stock options with an exercise price that is not less than the fair market value of PPL's common stock on the date of grant. For stock options granted and accounted for under the fair value method of SFAS 123, stock option expense for PPL was approximately $6 million for 2004 and $3 million for 2003. As currently structured, awards of restricted stock, restricted stock units and stock units result in the same amount of compensation expense under the fair value method of SFAS 123 as they would under the intrinsic value method of APB Opinion No. 25.

  See Note 23 for a discussion of SFAS 123 (revised 2004), "Share-Based Payment." See Note 11 for a discussion of stock-based compensation.

  The following table illustrates the pro forma effect on net income and EPS as if the fair value method had been used to account for all outstanding stock-based compensation awards in the years shown:

  (PPL)

	2004	2003	2002

Net Income

Net Income - as reported	$698	$734	$208

Add: Stock-based employee compensation expense included in reported net income, net of tax	8	5	3

Deduct: Total stock-based compensation expense determined under the fair value method for all awards, net of tax	10	9	8

Pro forma Net Income	$696	$730	$203

EPS

Basic - as reported	$3.79	$4.25	$1.37

Basic - pro forma	$3.78	$4.23	$1.34

Diluted - as reported	$3.77	$4.24	$1.36

Diluted - pro forma	$3.76	$4.22	$1.33

  (PPL Energy Supply)

	2004	2003	2002

Net Income

Net Income - as reported	$651	$727	$279

Add: Stock-based employee compensation expense included in reported net income, net of tax	5	3	2

Deduct: Total stock-based compensation expense determined under the fair value method for all awards, net of tax	7	6	5

Pro forma Net Income	$649	$724	$276

  Stock-based compensation expense includes an allocation of PPL Services' expense.

  (PPL Electric)

  Stock-based compensation expense, including awards granted to employees and an allocation of costs of awards granted to employees of PPL Services, was insignificant under both the intrinsic value and fair value methods for each of 2004, 2003 and 2002.

  Pension and Other Postretirement Benefits (PPL, PPL Energy Supply and PPL Electric)

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

  The majority of employees of PPL's domestic subsidiaries will become eligible for certain health care and life insurance benefits upon retirement through contributory plans. Postretirement benefits under the PPL Retiree Health Plans (covering retirees of PPL Electric and various other affiliated PPL companies) and certain employees of PPL Gas Utilities are paid from funded VEBA trusts sponsored by the respective companies.

  See Note 12 for a discussion of pension and other postretirement benefits.

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

  The accumulated other comprehensive loss of PPL consisted of the following after tax amounts at December 31:

	2004	2003

Foreign currency translation adjustments	$75	$(37)

Net unrealized gains on available-for-sale securities	40	20

Minimum pension liability	(369)	(316)

Unrealized gains (losses) on qualifying derivatives	(69)	36

	$(323)	$(297)

  The accumulated other comprehensive loss of PPL Energy Supply consisted of the following after tax amounts at December 31:

	2004	2003

Foreign currency translation adjustments	$75	$(37)

Net unrealized gains on available-for-sale securities	39	22

Minimum pension liability	(360)	(309)

Unrealized gains (losses) on qualifying derivatives	(51)	56

	$(297)	$(268)

  Treasury Stock (PPL and PPL Electric)

  Treasury shares are reflected on the balance sheet as an offset to common equity under the cost method of accounting. Management has no definitive plans for the future use of these shares. Treasury shares are not considered outstanding in calculating EPS.

  At December 31, 2004 and 2003, PPL had 31,045,853 and 31,019,352 shares of treasury stock outstanding. At December 31, 2004 and 2003, PPL Electric had 79,270,519 shares of treasury stock outstanding.

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

  Gains or losses relating to foreign currency transactions are recognized currently in income. The aggregate transaction gain (loss) was an insignificant amount in 2004, $(1) million in 2003 and $(9) million in 2002.

  Independent System Operator (PPL, PPL Energy Supply and PPL Electric)

  Certain PPL subsidiaries participate in PJM in several roles. Certain PPL subsidiaries also participate in the New England ISO (ISO-NE) and the New York ISO (NYISO) in a less significant way than in PJM. In PJM, PPL EnergyPlus is a marketer, a load-serving entity to its customers who selected it as a supplier under the Customer Choice Act and a seller for PPL's generation subsidiaries. PPL Electric is a transmission owner and provider of last resort in PJM. In ISO-NE, PPL EnergyPlus is a marketer, a load-serving entity, and a seller for PPL's New England generating assets. In the NYISO, PPL EnergyPlus acts as a marketer. PPL Electric does not participate in ISO-NE or NYISO.

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

  Reclassifications (PPL, PPL Energy Supply and PPL Electric)

  Certain amounts in the 2003 and 2002 financial statements have been reclassified to conform to the current presentation. The reclassifications did not affect net income or total equity.

  New Accounting Standards (PPL, PPL Energy Supply and PPL Electric)

  See Note 23 for a discussion of new accounting standards adopted in 2004 or pending adoption.

  Segment and Related Information

  (PPL and PPL Energy Supply)

  PPL's reportable segments are Supply, Delivery and International. The Supply segment primarily consists of the domestic energy marketing, domestic generation and domestic development operations of PPL Energy Supply. The Delivery segment includes the regulated electric and gas delivery operations of PPL Electric and PPL Gas Utilities. The International segment includes operations of the international energy businesses of PPL Global. The majority of PPL Global's international businesses are located in the U.K., Chile, El Salvador and Bolivia.

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

  Financial data for the segments are as follows:

	PPL			PPL Energy Supply

	2004	2003	2002	2004	2003	2002

Income Statement Data

Revenues from external customers

Supply	$1,846	$1,804	$1,707	$3,327	$3,230	$3,124

Delivery	2,869	2,778	2,706

International	1,097	1,014	1,078	1,097	1,014	1,078

	5,812	5,596	5,491	4,424	4,244	4,202

Intersegment revenues

Supply	1,500	1,444	1,431

Delivery	157	160	183

Equity in earnings of unconsolidated affiliates

Supply	(10)	(14)	(12)	(9)	(11)	(11)

International	2	3	3	2	3	3

	(8)	(11)	(9)	(7)	(8)	(8)

Depreciation

Supply	152	120	129	146	116	127

Delivery	114	110	100

International	146	150	138	146	150	138

	412	380	367	292	266	265

Amortizations - recoverable transition costs and other

Supply	(25)	(27)	(38)	(40)	(38)	(56)

Delivery	267	271	236

	242	244	198	(40)	(38)	(56)

	PPL				PPL Energy Supply

	2004	2003		2002	2004	2003		2002

Interest income

Supply	15		(2)	(5)	23		17	27

Delivery	16		7	20

International	8		7	13	8		7	13

	39		12	28	31		24	40

Interest expense

Supply	124		41	107	74		(19)	(29)

Delivery	196		214	214

International	203		218	239	203		218	239

	523		473	560	277		199	210

Income taxes - total

Supply	119		177	119	140		215	199

Delivery	17		23	24

International	59		(30)	67	59		(30)	67

	195		170	210	199		185	266

Deferred income taxes and investment tax credits

Supply	18		19	(21)	105		99	73

Delivery	87		22	21

International	50		55	85	50		55	85

	155		96	85	155		154	158

Net Income

Supply (a)	421		502	356	454		531	475

Delivery	80		36	48

International (b)	197		196	(196)	197		196	(196)

	$698		$734	$208	$651		$727	$279

Cash Flow Data

Expenditures for property, plant and equipment

Supply	$228		$270	$291	$211		$256	$283

Delivery	196		251	237

International	279		246	113	279		246	113

	703		767	641	490		502	396

Investment in generating assets and electric energy projects

Supply	31			261	31			261

International (c)				211				211

	$31	$		$472	$31	$		$472

	PPL		PPL Energy Supply

	As of December 31,		As of December 31,

	2004	2003	2004	2003

Balance Sheet Data

Net investment in unconsolidated affiliates - at equity

Supply	$36	$48	$36	$30

International	15	26	15	26

	51	74	51	56

Total assets

Supply	6,673	6,491	7,094	6,308

Delivery	5,698	5,690

International	5,390	4,942	5,390	4,942

	$17,761	$17,123	$12,484	$11,250

	PPL			PPL Energy Supply

	2004	2003	2002	2004	2003	2002

Geographic Data

Revenues from external customers

Domestic	$4,715	$4,582	$4,413	$3,327	$3,230	$3,124

Foreign	1,097	1,014	1,078	1,097	1,014	1,078

	$5,812	$5,596	$5,491	$4,424	$4,244	$4,202

	PPL		PPL Energy Supply

	As of December 31,		As of December 31,

	2004	2003	2004	2003

Property, plant and equipment - net

Domestic	$7,359	$7,219	$4,439	$4,385

Foreign	3,850	3,374	3,850	3,374

	$11,209	$10,593	$8,289	$7,759

(a)	2003 includes two cumulative-effect changes in accounting principle recorded in January and December 2003. See Notes 21 and 22 for additional information.
(b)

  2002 includes the cumulative-effect change in accounting principle recorded in March 2002. See Note 19 for additional information. The International segment also includes the write-downs of the CEMAR investment recorded in March and June 2002, as described in Note 9.

(c)	The 2002 amount represents the acquisition of the controlling interest in WPD.

  Investment in Unconsolidated Affiliates - at Equity

  (PPL and PPL Energy Supply)

  Investment in unconsolidated affiliates accounted for under the equity method were as follows as of December 31 (equity ownership percentages as of December 31, 2004):

	2004	2003

Aguaytia Energy, LLC - 11.4%	$9	$11

Bangor Pacific Hydro Associates - 50.0%	15	15

MicDos		9

Safe Harbor Water Power Corporation - 33.3%	15	15

Other	12	6

Total PPL Energy Supply	51	56

PPL Capital Funding Trust I		18

Total PPL	$51	$74

  The 50% investment interest in MicDos was sold in June 2004. See Note 9 for additional information. PPL no longer has its 100% interest in PPL Capital Funding Trust I as a result of exchanges of securities involving the trust preferred securities in January and February 2004 and the liquidation of the trust in March 2004. See Note 8 for additional information.

  A PPL subsidiary has a 50% interest in a partnership that owns the Griffith gas-fired generation station. The partnership arrangement is essentially a cost-sharing arrangement, in that each of the partners has rights to one-half of the plant capacity and energy, and an obligation to cover one-half of the operating costs of the station. Accordingly, the equity investment is not reflected in the table above and is classified as "Electric Plant in Service - Generation" on the Balance Sheet.

  Earnings Per Share

  (PPL)

  Basic EPS is calculated using the weighted-average number of common shares outstanding during the period. Diluted EPS is calculated using weighted average shares outstanding that are increased for additional shares that would be outstanding if potentially dilutive securities were converted to common stock. Potentially dilutive securities consist of:

•	stock options, restricted stock and restricted stock units granted under the incentive compensation plans;
•	stock units representing common stock granted under the directors compensation programs;
•	common stock purchase contracts that were a component of the PEPS Units and PEPS Units, Series B; and
•	convertible senior notes.

  The basic and diluted EPS calculations, and the reconciliation of the shares (in thousands) used in the calculations, are shown below:

	2004	2003	2002

Income (Numerator)

Income from continuing operations	$700	$719	$360

Loss from discontinued operations (net of tax)	(2)	(20)	(2)

Cumulative effects of changes in accounting principles (net of tax)		35	(150)

Net Income	$698	$734	$208

Shares (Denominator)

Shares for Basic EPS	184,228	172,795	152,492

Add: Incremental shares

Convertible Senior Notes	67

Stock options and other share-based awards	698	597	317

Shares for Diluted EPS	184,993	173,392	152,809

Basic EPS

Income from continuing operations	$3.80	$4.16	$2.36

Loss from discontinued operations (net of tax)	(0.01)	(0.11)	(0.01)

Cumulative effects of changes in accounting principles (net of tax)		0.20	(0.98)

Net Income	$3.79	$4.25	$1.37

Diluted EPS

Income from continuing operations	$3.78	$4.15	$2.36

Loss from discontinued operations (net of tax)	(0.01)	(0.11)	(0.01)

Cumulative effects of changes in accounting principles (net of tax)		0.20	(0.99)

Net Income	$3.77	$4.24	$1.36

  In May 2001, PPL and PPL Capital Funding Trust I issued 23 million PEPS Units that contained a purchase contract component for PPL's common stock. The purchase contracts were only dilutive if the average price of PPL's common stock exceeded a threshold appreciation price, which was adjusted for cash distributions on PPL common stock. The threshold appreciation price was initially set at $65.03 and was adjusted to $63.38 as of April 1, 2004, based on dividends paid on PPL's common stock since issuance. The purchase contracts were settled in May 2004. Since the average price did not exceed the threshold appreciation price, the purchase contracts were excluded from the diluted EPS calculations for 2004, 2003 and 2002.

  In January 2004, PPL completed an exchange offer resulting in the exchange of approximately four million PEPS Units for PEPS Units, Series B. The primary difference in the units related to the debt component. The purchase contract components of both units, which were potentially dilutive, were identical. The threshold appreciation price for the purchase contract component of the PEPS Units, Series B was adjusted in the same manner as that of the PEPS Units and was $63.38 as a result of the adjustment as of April 1, 2004. These purchase contracts were settled in May 2004. Since the average price did not exceed the threshold appreciation price, the purchase contracts were excluded from the diluted EPS calculations for 2004. See Note 8 for a more detailed discussion of the exchange offer.

  In May 2003, PPL Energy Supply issued $400 million of 2.625% Convertible Senior Notes due 2023. The notes are guaranteed by PPL and, as originally issued, could be converted into shares of PPL common stock if:

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

  Depending upon which of the conversion events identified above occurs, the Convertible Senior Notes, as originally issued, could have been settled in cash or shares. However, the notes were modified in November 2004 to require cash settlement of the principal amount, permit settlement of any conversion premium in cash or stock and eliminate a provision that required settlement in stock in the event of default. These modifications were made in response to the FASB's ratification of EITF Issue 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share," as well as other anticipated rules relating to EPS. See Note 23 for a discussion of EITF Issue 04-8, and Note 8 for a discussion of the consent solicitation that effected these modifications.

  The maximum number of shares that could potentially be issued to settle the conversion premium, based upon the current conversion rate, is 8,044,240 shares. Based on PPL's common stock price at December 31, 2004, the conversion premium equated to 536,732 shares, or approximately $29 million.

  As currently structured, the Convertible Senior Notes will have a dilutive impact when the average market price of PPL common stock exceeds the conversion price of $49.73. The Convertible Senior Notes did not have a dilutive impact on 2003 EPS.

  The following number of stock options to purchase PPL common shares were excluded in the periods' computations of diluted EPS because the effect would have been antidilutive.

(Thousands of Shares)	2004	2003	2002

Antidilutive stock options	1,133	1,683	1,294

  See Note 23 for a discussion of EITF Issue 03-6 "Participating Securities and the Two-Class Method under FASB Statement No. 128, 'Earnings Per Share'."

  Income and Other Taxes

  For 2004, 2003 and 2002, the statutory U.S. corporate federal income tax rate was 35%. The statutory corporate net income tax rate for Pennsylvania was 9.99%.

  (PPL)

  "Income from Continuing Operations Before Income Taxes, Minority Interest and Distributions on Preferred Securities" included the following components for the years ended December 31:

	2004	2003	2002

Domestic income	$641	$727	$605

Foreign income	264	198	110

	$905	$925	$715

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for accounting purposes and their basis for income tax purposes and the tax effects of net operating loss and tax credit carryforwards.

  Net deferred tax assets have been recognized based on management's estimates of future taxable income for U.S. and certain foreign jurisdictions in which PPL's operations have historically been profitable.

  Significant components of PPL's deferred income tax assets and liabilities from continuing operations were as follows:

	2004	2003

Deferred Tax Assets

Deferred investment tax credits	$42	$48

NUG contracts and buybacks	135	168

Accrued pension costs	86	81

Federal tax credit carryforwards	58	9

Foreign loss carryforwards	152	278

Foreign - pensions	51	67

Foreign - other	26	38

Contribution in aid of construction	65	63

Other	219	218

Valuation allowance	(164)	(293)

	670	677

Deferred Tax Liabilities

Plant - net	1,291	1,073

Restructuring - CTC	526	617

Taxes recoverable through future rates	115	106

Reacquired debt costs	14	11

Foreign - plant	770	792

Foreign - other	55	1

Other domestic	62	61

	2,833	2,661

Net deferred tax liability	$2,163	$1,984

  Details of the components of income tax expense, a reconciliation of federal income taxes derived from statutory tax rates applied to income from continuing operations for accounting purposes, and details of taxes other than income are as follows:

	2004	2003		2002

Income Tax Expense

Current-Federal	$45	$26		$41

Current-State	(32)	13		(9)

Current-Foreign	27	35		52

	40	74		84

Deferred-Federal	102	39		70

Deferred-State	17	24		27

Deferred-Foreign	51	48		44

	170	111		141

Investment tax credit, net-federal	(15)	(15)		(15)

Total income tax expense from continuing operations	$195	$170		$210

Total income tax expense-Federal	$132	$50		$96

Total income tax expense-State	(15)	37		18

Total income tax expense-Foreign	78	83		96

Total income tax expense from continuing operations	$195	$170	(a)	$210

(a)	Excludes $26 million of current and deferred federal and state tax expense related to the cumulative effect of changes in accounting principles recorded net of tax.

  In 2004, 2003 and 2002, PPL realized stock option tax benefits, recorded as an increase to capital in excess of par value, of approximately $3 million, $5 million and an insignificant amount.

	2004	2003	2002

Reconciliation of Income Tax Expense

Indicated federal income tax on pre-tax income before cumulative effects of changes in accounting principles at statutory tax rate - 35%	$317	$324	$250

Increase (decrease) due to:

State income taxes	11	25	11

Amortization of investment tax credit	(10)	(10)	(11)

Write-down of international energy projects		(83)	14

Difference related to income recognition of foreign affiliates (net of foreign income taxes)	(32)	(7)	18

Stranded cost securitization	(22)

Federal income tax credits	(74)	(52)	(50)

Contribution of property	(2)	(9)

Other	7	(18)	(22)

	(122)	(154)	(40)

Total income tax expense from continuing operations	$195	$170	$210

Effective income tax rate	21.5%	18.4%	29.4%

Taxes, Other than Income

State gross receipts	$156	$155	$154

State utility realty	(10)	3	3

State capital stock	22	27	7

Property - foreign	54	44	42

Other - foreign	1

Domestic property and other	27	27	25

	$250	$256	$231

  PPL had federal alternative minimum tax credit carryforwards with an indefinite carryforward period of $58 million and $9 million at December 31, 2004 and 2003. PPL also had state net operating loss carryforwards that expire between 2005 and 2023 of approximately $77 million and $78 million at December 31, 2004 and 2003. Valuation allowances have been established for the amount that, more likely than not, will not be realized.

  PPL Global had foreign net operating loss carryforwards of approximately $27 million and $13 million at December 31, 2004 and 2003. PPL Global also had foreign capital loss carryforwards of $486 million at December 31, 2004 and $920 million at December 31, 2003. All of these losses have an unlimited carryforward period. However, it is more likely than not that these losses will not be utilized and, as such, a full valuation allowance has been provided against the related deferred tax asset.

  PPL Global does not pay or record U.S. income taxes on the undistributed earnings of its foreign subsidiaries where management has determined that the earnings are permanently reinvested. The cumulative undistributed earnings are included in "Earnings reinvested" on the Balance Sheet. The amounts considered permanently reinvested at December 31, 2004 and 2003, were $750 million and $530 million. If the earnings were remitted as dividends, PPL Global may be subject to additional U.S. taxes, net of allowable foreign tax credits. It is not practical to estimate the amount of additional taxes that might be payable on these foreign earnings.

  (PPL Energy Supply)

  "Income From Continuing Operations Before Income Taxes, Minority Interest and Distributions on Preferred Securities" included the following components for the years ended December 31:

	2004	2003	2002

Domestic income	$596	$711	$674

Foreign income	264	198	110

	$860	$909	$784

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for accounting purposes and their basis for income tax purposes and the tax effects of net operating loss and tax credit carryforwards.

  Net deferred tax assets have been recognized based on management's estimates of future taxable income for U.S. and certain foreign jurisdictions in which PPL's operations have historically been profitable.

  Significant components of PPL Energy Supply's deferred income tax assets and liabilities from continuing operations were as follows:

	2004	2003

Deferred Tax Assets

Deferred investment tax credits	$33	$37

NUG contracts and buybacks	135	168

Accrued pension costs	29	26

Federal tax credit carryforwards	58	9

Foreign loss carryforwards	152	278

Foreign - pensions	51	67

Foreign - other	26	38

Other domestic	132	111

Valuation allowance	(160)	(288)

	456	446

Deferred Tax Liabilities

Plant - net	644	481

Foreign investments	7	9

Foreign - plant	770	792

Foreign - other	55	1

Other domestic	32	42

	1,508	1,325

Net deferred tax liability	$1,052	$879

  Details of the components of income tax expense, a reconciliation of federal income taxes derived from statutory tax rates applied to income from continuing operations for accounting purposes, and details of taxes other than income are as follows:

	2004	2003	2002

Income Tax Expense

Current-Federal	$8	$(15)	$22

Current-State	9	11	(6)

Current-Foreign	27	35	52

	44	31	68

Deferred-Federal	101	94	134

Deferred-State	15	24	32

Deferred-Foreign	51	48	44

	167	166	210

Investment tax credit, net-federal	(12)	(12)	(12)

Total income tax expense from continuing operations	$199	$185	$266

Total income tax expense-Federal	$97	$67	$144

Total income tax expense-State	24	35	26

Total income tax expense-Foreign	78	83	96

Total income tax expense from continuing operations	$199	$185 (a)	$266

(a)	Excludes $26 million of current and deferred federal and state tax expense related to the cumulative effect of changes in accounting principles recorded net of tax.

  In 2004, 2003 and 2002, PPL Energy Supply realized stock option tax benefits, recorded as an increase to additional paid-in-capital, of approximately $1 million, $2 million and an insignificant amount.

	2004	2003	2002

Reconciliation of Income Tax Expense

Indicated federal income tax on pre-tax income before cumulative effects of changes in accounting principles at statutory tax rate - 35%	$301	$318	$274

Increase (decrease) due to:

State income taxes	19	27	17

Amortization of investment tax credit	(8)	(8)	(8)

Write-down of international energy projects		(83)	14

Difference related to income recognition of foreign affiliates (net of foreign income taxes)	(32)	(7)	18

Federal income tax credits	(74)	(52)	(50)

Other	(7)	(10)	1

	(102)	(133)	(8)

Total income tax expense from continuing operations	$199	$185	$266

Effective income tax rate	23.1%	20.4%	33.9%

	2004	2003	2002

Taxes, Other than Income

State gross receipts	$2	$3	$4

State capital stock	13	14	9

Property - foreign	54	44	42

Foreign - other	1

Domestic property and other	26	28	23

	$96	$89	$78

  PPL Energy Supply had federal alternative minimum tax credit carryforwards with an indefinite carryforward period of $58 million and $9 million at December 31, 2004 and 2003.

  PPL Global had foreign net operating loss carryforwards of approximately $27 million and $13 million at December 31, 2004 and 2003. PPL Global also had foreign capital loss carryforwards of $486 million at December 31, 2004 and $920 million at December 31, 2003. All of these losses have an unlimited carryforward period. However, it is more likely than not that these losses will not be utilized and, as such, a full valuation allowance has been provided against the related deferred tax asset.

  PPL Global does not pay or record U.S. income taxes on the undistributed earnings of its foreign subsidiaries where management has determined that the earnings are permanently reinvested. The cumulative undistributed earnings are included in "Member's Equity" on the Balance Sheet. The amounts considered permanently reinvested at December 31, 2004 and 2003, were $750 million and $530 million. If the earnings were remitted as dividends, PPL Global may be subject to additional U.S. taxes, net of allowable foreign tax credits. It is not practical to estimate the amount of additional taxes that might be payable on these foreign earnings.

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

  The tax effects of significant temporary differences comprising PPL Electric's net deferred income tax liability were as follows:

	2004	2003

Deferred Tax Assets

Deferred investment tax credits	$8	$9

Accrued pension costs	35	34

Contribution in aid of construction	62	62

Other	39	64

	144	169

	2004	2003

Deferred Tax Liabilities

Electric utility plant - net	603	558

Restructuring - CTC	142	143

Taxes recoverable through future rates	108	100

Reacquired debt costs	13	11

Other	21	18

	887	830

Net deferred tax liability	$743	$661

  Details of the components of income tax expense, a reconciliation of federal income taxes derived from statutory tax rates applied to income from continuing operations for accounting purposes, and details of taxes other than income are as follows:

	2004	2003	2002

Income Tax Expense

Current-Federal	$(33)	$(2)	$(8)

Current-State	(40)	3	5

	(73)	1	(3)

Deferred-Federal	79	22	27

Deferred-State	5	(2)	(3)

	84	20	24

Investment tax credit, net-federal	(3)	(3)	(3)

Total	$8	$18	$18

Total income tax expense-Federal	$43	$17	$16

Total income tax expense-State	(35)	1	2

Total	$8	$18	$18

  In 2004, 2003 and 2002, PPL Electric realized stock option tax benefits, recorded as an increase to additional paid-in capital, which were insignificant.

	2004	2003	2002

Reconciliation of Income Tax Expense

Indicated federal income tax on pre-tax income at statutory tax rate - 35%	$30	$16	$26

Increase (decrease) due to:

State income taxes	(1)	1	1

Flow-through of depreciation differences not previously normalized	1	1

Stranded cost securitization	(22)

Amortization of investment tax credit	(2)	(2)	(3)

Other	2	2	(6)

	(22)	2	(8)

Total income tax expense	$8	$18	$18

Effective income tax rate	9.4%	39.1%	24.7%

Taxes, Other than Income

State gross receipts	$155	$152	$151

State utility realty	(10)	3	3

State capital stock	7	10	(2)

Property and other		(1)	1

	$152	$164	$153

  (PPL, PPL Energy Supply and PPL Electric)

  In October 2004, President Bush signed the American Jobs Creation Act of 2004 (the Act). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations, and uncertainty remains as to how to interpret numerous provisions in the Act. As such, PPL is not in a position to decide on whether, and to what extent, it might repatriate foreign earnings that have not yet been remitted to the U.S. based on its analysis to date. However, it is reasonably possible that PPL Energy Supply may repatriate some amount between zero and $500 million, with the respective tax liability ranging from zero to $27 million. PPL expects to be in a position to finalize its assessment by December 31, 2005.

  The Act also provides, beginning in 2005, a tax deduction from income for certain qualified domestic production activities. FSP FAS 109-1, "Application of FASB Statement No. 109, 'Accounting for Income Taxes,' to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004," specifies that this tax deduction will be treated as a special deduction and not as a tax rate reduction. For 2004, this deduction had no effect with respect to PPL's or PPL Energy Supply's deferred tax assets and liabilities associated with such qualified domestic production activities. Additionally, as the Act specifically excludes the gross receipts from the transmission of electricity from the definition of qualifying domestic production gross receipts, PPL Electric will not receive a tax benefit from this new deduction.

  Nuclear Decommissioning

  (PPL and PPL Energy Supply)

  The expected cost to decommission the Susquehanna station is based on a 2002 site-specific study that estimated the cost to dismantle and decommission each unit immediately following final shutdown. PPL Susquehanna's 90% share of the total estimated cost of decommissioning the Susquehanna station was approximately $936 million measured in 2002 dollars. This estimate includes decommissioning the radiological portions of the station and the cost of removal of non-radiological structures and materials.

  Beginning in January 1999, in accordance with the PUC Final Order, approximately $130 million of decommissioning costs are being recovered from PPL Electric's customers through the CTC over the 11-year life of the CTC rather than the remaining life of Susquehanna. The recovery includes a return on unamortized decommissioning costs. Under the power supply agreements between PPL Electric and PPL EnergyPlus, these revenues are passed on to PPL EnergyPlus. Similarly, these revenues are passed on to PPL Susquehanna under a power supply agreement between PPL EnergyPlus and PPL Susquehanna.

  Effective January 1, 2003, PPL adopted SFAS 143, "Accounting for Asset Retirement Obligations." Accretion expense, as determined under the provisions of SFAS 143, was $18 million and $16 million in 2004 and 2003, and is included in "Other operation and maintenance." In 2002, decommissioning expenses were $22 million and were recorded as a component of depreciation expense. Accrued nuclear decommissioning expenses, as determined under the provisions of SFAS 143, were $236 million and $218 million at December 31, 2004 and 2003, and are included in "Asset Retirement Obligations." See Note 21 for additional information on SFAS 143.

  The amounts collected for decommissioning, less applicable taxes, are deposited in external trust funds for investment and can be used only for future decommissioning costs. To the extent that the actual costs for decommissioning exceed the amounts in the nuclear decommissioning trust funds, PPL Susquehanna would be obligated to fund 90% of the shortfall.

  PPL and PPL Energy Supply classify investments in the trust funds for decommissioning the nuclear plant as available-for-sale. The following tables show the fair values and gross unrealized gains and gross unrealized losses for the securities held in the trust funds.

	December 31, 2004

	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Cash and cash equivalents			$11

Equity securities	$70		279

Debt securities

Government obligations	1	$(3)	102

Other debt securities			17

Total debt securities	1	(3)	119

Total	$71	$(3)	$409

	December 31, 2003

	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Cash and cash equivalents			$8

Equity securities	$42	$(6)	215

Debt securities

Government obligations	1	(6)	115

Other debt securities		(1)	19

Total debt securities	1	(7)	134

Total	$43	$(13)	$357

  The following table shows proceeds from and realized gains and losses on sales of securities held in the trust:

	2004	2003

Proceeds from sales	$113	$140

Gross realized gains	3	14

Gross realized losses (a)	(17)	(3)

(a)	2004 includes a $(10) million adjustment to the net realized gains recorded in 2003. The adjustment was included in gross realized losses in this table.

  Net pre-tax unrealized gains associated with current year activities increased accumulated other comprehensive income by $24 million ($15 million after tax) and $41 million ($23 million after tax) in 2004 and 2003. Net pre-tax gains (losses) reclassified from accumulated other comprehensive income and realized in "Other Income - net" in the Statement of Income were $(14) million ($(8) million after tax) and $11 million ($6 million after tax) in 2004 and 2003.

  Prior to 2003, any trust activity was reflected on the balance sheet in the trust fund account and noncurrent liabilities. Beginning in January 2003, upon adoption of SFAS 143, any realized gains and losses were recognized in "Other Income - net."

  The proceeds from the sales of securities are reinvested in the trust. These funds, along with deposits of amounts collected from customers, are used to pay income taxes and fees related to managing the trust. Due to the restricted nature of these investments, they are not included in cash and cash equivalents of PPL or PPL Energy Supply.

  The government obligations and other debt securities that exist at December 31, 2004, mature on the following schedule:

Within 1 year	$7

After 1 year through 5 years	44

After 5 years through 10 years	42

After 10 years	26

Total maturities of debt obligations	$119

  PPL Susquehanna intends to file with the NRC in 2006 for 20-year license renewals for each of the Susquehanna units. If approved, the operating licenses would be extended from 2022 to 2042 for Unit 1 and from 2024 to 2044 for Unit 2.

  Financial Instruments

  (PPL, PPL Energy Supply and PPL Electric)

  At December 31, 2004 and 2003, the carrying value of cash and cash equivalents, investments in the nuclear decommissioning trust funds, other investments and short-term debt approximated fair value due to the short-term nature of the instruments, variable interest rates associated with the financial instruments or the carrying value of the instruments being based on established market prices. Price risk management assets and liabilities are valued using either exchange-traded market quotes or prices obtained through third-party brokers and are recorded at fair value. Financial instruments where the carrying amount on the Balance Sheet and the estimated fair value (based on quoted market prices for the securities where available and estimates based on current rates where quoted market prices are not available) are different, are set forth below:

	December 31, 2004		December 31, 2003

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

PPL

Long-term debt	$7,658	$8,141	$7,859	$8,443

Long-term debt with affiliate trusts	89	84	681	612

PPL Energy Supply

Long-term debt	$3,875	$4,126	$4,146	$4,384

Long-term debt with affiliate trust	89	84	89	87

PPL Electric

Long-term debt	$2,544	$2,711	$2,937	$3,215

  Credit Arrangements and Financing Activities

  Credit Arrangements

  (PPL, PPL Energy Supply and PPL Electric)

  In February 2004, PPL Energy Supply reduced the size of its $500 million three-year credit facility expiring in June 2004 to $200 million. In June 2004, PPL Energy Supply replaced this facility and its $300 million three-year facility expiring in June 2005 with an $800 million five-year facility expiring in June 2009. PPL Energy Supply also has a $300 million three-year credit facility that expires in June 2006. Also in June 2004, PPL Electric replaced its $200 million 364-day facility expiring in June 2004 with a $200 million five-year facility expiring in June 2009. PPL Electric also has a $100 million three-year credit facility that expires in June 2006. At December 31, 2004, no cash borrowings were outstanding under any credit facilities of PPL Electric or PPL Energy Supply. Both PPL Electric and PPL Energy Supply have the ability to cause the lenders under their respective facilities to issue letters of credit. At December 31, 2004, PPL Electric had no letters of credit outstanding under its credit facilities, and PPL Energy Supply had $250 million of letters of credit outstanding under its credit facilities.

  (PPL and PPL Energy Supply)

  In December 2004, WPD (South West) borrowed £108 million (approximately $208 million at current exchange rates) under its credit facilities. This is not reflected on the Balance Sheet at December 31, 2004, due to the one-month reporting lag. In October 2004, WPD (South West) replaced its expiring £100 million 364-day credit facility expiring in October 2004 with a £100 million 364-day credit facility expiring in October 2005, extended its £150 million five-year credit facility to October 2009 and added a £150 million three-year credit facility expiring in October 2007. WPD also has a £2.5 million uncommitted borrowing line, which has £1.275 million (approximately $2 million at current exchange rates) of letters of credit outstanding.

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

  Financing Activities

  PEPS Units Transactions

  (PPL)

  In November 2003, PPL initiated an offer to exchange up to $573 million of its outstanding PEPS Units for up to $573 million of its PEPS Units, Series B and a cash payment by PPL of $0.375 for each validly tendered and accepted outstanding PEPS Unit. See Note 22 for a discussion of the PEPS Units. The exchange offer, which closed in January 2004, resulted in $99 million, or 17.28%, of the outstanding PEPS Units being exchanged.

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

  (PPL and PPL Energy Supply)

  The purchase contract component of the PEPS Units and the PEPS Units, Series B settled in May 2004. Pursuant to the settlement of the purchase contracts, PPL issued an aggregate of approximately 11 million shares of its common stock and received aggregate proceeds of approximately $575 million. In June 2004, subsidiaries of PPL Energy Supply used these proceeds and cash on hand to purchase, for approximately $660 million, the Sundance and University Park generation assets that it had been leasing, through a synthetic lease arrangement, from a trust that was consolidated by PPL Energy Supply in accordance with FIN 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." See Note 22 for a discussion of FIN 46. Under the terms of the synthetic lease arrangement, the PPL Energy Supply subsidiary had the right at any time to purchase these assets for an amount sufficient to pay off the consolidated trust's related financing, including accrued and unpaid interest. Repayment of the consolidated trust's debt resulted in a loss of approximately $9 million pre-tax, which is reflected in "Interest Expense."

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

  In November 2004, PPL Capital Funding retired $100 million of its 6.79% Medium Term Notes due November 2004 at par value.

  (PPL and PPL Energy Supply)

  During 2004, a Bolivian subsidiary of PPL Global issued $13 million of bonds with interest rates varying from 6.8% to 7.4% and serial maturities from December 2005 to December 2008. In addition, the PPL Global subsidiary issued bonds denominated in UFVs (inflation-indexed bolivianos) totaling 72.3 million bolivianos (approximately $9 million at current exchange rates) with interest rates ranging from 8% to 9% and with maturities in December 2007 and May 2010. The proceeds of both issuances were used to repay intercompany loans, short-term bank borrowings, and $9 million of its multi-currency denominated Inter-American Development Bank note maturing in November 2009.

  In August 2004, PPL Energy Supply issued $300 million of 5.4% Senior Notes maturing in August 2014. These securities were issued under PPL Energy Supply's existing shelf registration statement on file with the SEC. The proceeds of the notes will be applied to the repayment at maturity of approximately $320 million of PPL Capital Funding's 7-3/4% Medium-term Notes that are due in April 2005. PPL EnergyPlus currently is using the proceeds to satisfy its collateral obligation under one of its PLR contracts with PPL Electric. See Note 15 for a discussion of the collateral requirement under this PLR contract.

  During 2004, PPL Energy Supply distributed approximately $410 million to its parent company, PPL Energy Funding, and received capital contributions of $358 million.

  In May 2004, PPL Energy Supply issued a $495 million note payable to an affiliate. The note matures in May 2006, with interest payable monthly in arrears at LIBOR plus 1%.

  In November 2004, PPL and PPL Energy Supply successfully completed their solicitation of consents from the holders of PPL Energy Supply's outstanding $400 million 2.625% Convertible Senior Notes due 2023 to amend certain provisions of the Indenture dated May 21, 2003, pursuant to which the Convertible Senior Notes were issued. The purpose of the consent solicitation was to modify the terms of the Convertible Senior Notes in response to changes to the calculation of diluted EPS resulting from EITF Issue 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share," as well as other anticipated rules relating to EPS. See Note 23 for a discussion of EITF Issue 04-8 and additional information.

  In December 2004, PPL Energy Supply reactivated its commercial paper program to provide an additional financing source to fund its short-term liquidity needs, if and when necessary or appropriate.

  At December 31, 2004, PPL Energy Supply had no commercial paper outstanding under its commercial paper program, and PPL Energy Supply currently has no plans to access the commercial paper market in the near-term.

  In December 2004, WPD retired $178 million of its 6.75% Unsecured Bonds, which will be reflected in the 2005 Financial Statements due to the one-month reporting lag.

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

  In August 2004, PPL Electric began participating in an asset-backed commercial paper program through which PPL Electric obtains financing by selling and contributing its eligible accounts receivable and unbilled revenue to a special purpose, wholly owned subsidiary on an ongoing basis. The subsidiary has pledged these assets to secure loans from a commercial paper conduit sponsored by a financial institution. PPL Electric expects to use the proceeds from the credit agreement for general corporate purposes and to cash collateralize letters of credit. The subsidiary's borrowing limit under this credit agreement is $150 million, and interest under the credit agreement varies based on the commercial paper conduit's actual cost to issue commercial paper that supports the debt. At December 31, 2004, $96 million of accounts receivable and $128 million of unbilled revenue were pledged under the credit agreement. At December 31, 2004, there was $42 million of short-term debt outstanding under the credit agreement at an interest rate of 2.33%, with such debt being used to cash collateralize letters of credit issued on PPL Electric's behalf. At December 31, 2004, based on the accounts receivables and unbilled revenues pledged, an additional $100 million was available for borrowing. The funds used to cash collateralize the letters of credit are reported in "Restricted cash" on the Balance Sheet. PPL Electric's sale to its subsidiary of the accounts receivable and unbilled revenue is an absolute sale of the assets, and PPL Electric does not retain an interest in these assets. However, for financial reporting purposes, the subsidiary's financial results are consolidated in PPL Electric's financial statements. PPL Electric will continue to perform certain record-keeping and cash collection functions with respect to the assets in return for a servicing fee from the subsidiary. PPL Electric expects the subsidiary to renew the credit agreement on an annual basis.

  In 2004, PPL Transition Bond Company made principal payments on transition bonds totaling $264 million.

  At December 31, 2004, PPL Electric had no commercial paper outstanding under its commercial paper program.

  In February 2005, the Lehigh County Industrial Development Authority (LCIDA) issued $115.5 million of 4.70% Pollution Control Revenue Refunding Bonds due 2029 on behalf of PPL Electric. The proceeds of the LCIDA bonds will be used in March 2005 to refund the LCIDA's $115.5 million of 6.40% Pollution Control Revenue Refunding Bonds due 2029. PPL Electric has entered into a loan agreement with the LCIDA pursuant to which the LCIDA has loaned to PPL Electric the proceeds of the LCIDA bonds on payment terms that correspond to the LCIDA bonds. The scheduled principal and interest payments on the LCIDA bonds are insured. In order to secure its obligations to the insurance provider, PPL Electric issued $115.5 million aggregate principal amount of its Senior Secured Bonds (under its 2001 Senior Secured Bond Indenture), which also have payment terms that correspond to the LCIDA bonds.

  Dividends and Dividend Restrictions

  (PPL)

  In February 2004, PPL announced an increase to its quarterly common stock dividend, effective April 1, 2004, from 38.5 cents per share to 41 cents per share (equivalent to $1.64 per annum). In February 2005, PPL announced an increase to its quarterly common stock dividend, payable April 1, 2005, to 46 cents per share (equivalent to $1.84 per annum). Future dividends, declared at the discretion of the Board of Directors, will be dependent upon future earnings, cash flows, financial requirements and other factors.

  (PPL and PPL Energy Supply)

  The PPL Montana Colstrip lease places certain restrictions on PPL Montana's ability to declare dividends. At this time, PPL believes that these covenants will not limit PPL's or PPL Energy Supply's ability to operate as desired and will not affect their ability to meet any of their cash obligations. Certain of PPL Global's international subsidiaries also have financing arrangements which limit their ability to pay dividends. However, PPL does not, at this time, expect that any of such limitations would significantly impact PPL's or PPL Energy Supply's ability to meet their cash obligations.

  (PPL and PPL Electric)

  PPL Electric's 2001 Senior Secured Bond Indenture restricts dividend payments in the event that PPL Electric fails to meet interest coverage ratios or fails to comply with certain requirements included in its Articles of Incorporation and Bylaws to maintain its separateness from PPL and PPL's other subsidiaries. PPL Electric does not, at this time, expect that any of such limitations would significantly impact its ability to declare dividends.

  Mandatorily Redeemable Securities

  (PPL, PPL Energy Supply and PPL Electric)

  On July 1, 2003, PPL adopted the provisions of SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." As a result, PPL changed its classification of the trust preferred securities of PPL Capital Funding Trust I, which were issued as a component of the PEPS Units, PPL Energy Supply changed its classification of the trust preferred securities issued by SIUK Capital Trust I and PPL Electric changed its classification of its preferred stock with sinking fund requirements. Under SFAS 150, these securities were required to be classified as liabilities instead of "mezzanine" equity on the balance sheet because they were considered mandatorily redeemable securities. As of December 31, 2004 and 2003, no amounts were included in long-term debt for any of these securities because of the following: PPL deconsolidated PPL Capital Funding Trust I in accordance with FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," effective December 31, 2003, and terminated the trust in 2004; PPL Energy Supply deconsolidated SIUK Capital Trust I in accordance with FIN 46, effective December 31, 2003; and there was no preferred stock with sinking fund requirements of PPL Electric outstanding (due to preferred stock redemptions). See Note 22 for a discussion of the deconsolidation of the trusts. As a result of the deconsolidation of the trusts, the subordinated debt securities that support the trust preferred securities, rather than the trust preferred securities themselves, are reflected in long-term debt as of December 31, 2004 and 2003, to the extent they were still outstanding.

  SFAS 150 also required the distributions on these mandatorily redeemable securities to be included as a component of "Interest Expense" instead of "Distributions on Preferred Securities" in the Statement of Income, effective July 1, 2003. "Interest Expense" for 2003 includes distributions on these securities totaling $27 million for PPL, $5 million for PPL Energy Supply and an insignificant amount for PPL Electric. As a result of the adoption of FIN 46 by PPL and PPL Energy Supply and the redemption of the preferred stock with sinking fund requirements by PPL Electric, no amounts are reflected in "Interest Expense" for these mandatorily redeemable securities in 2004. Periods ending prior to July 1, 2003, were not restated to conform to these presentations since SFAS 150 specifically prohibits the restatement of financial statements for periods prior to its adoption.

  Acquisitions, Development and Divestitures

  Domestic Generation Projects (PPL and PPL Energy Supply)

  In 2002, PPL Global evaluated its options with respect to six unassigned turbines and other related equipment that were complete or substantially complete. These units were intended to be used at the Kings Park site on Long Island, New York. At that time, given low energy prices and the unavailability of a power contract, PPL Global was reevaluating its options with respect to the Kings Park project.

  Due to the uncertainty of the project and the absence of other viable projects, a valuation based upon replacement costs of the turbines and the other related equipment was completed. This resulted in the recognition of a $44 million impairment charge in 2002, which is reported on the Statement of Income as "Write-down of generation assets," a component of "Other charges." A deferred income tax benefit of $18 million was recognized on the write-down.

  In January 2003, PPL announced that it had decided not to proceed with development of the 300 MW Kings Park project. In March 2003, PPL Global sold its interest in Kings Park Energy, LLC. At that time, the six unassigned gas combustion turbine generators and other related equipment to be used at the Kings Park site were transferred to PPL Generation and retained as spare parts.

  In November 2003, PPL Generation sold four of the six spare gas combustion turbine generators and related equipment for approximately $33 million. PPL Generation received substantially all of the proceeds in January 2004. The pre-tax loss on the sale of about $3 million is included in "Other Income - net" on the Statement of Income in 2003. In February 2004, a subsidiary of PPL Generation sold one spare gas combustion turbine generator and related equipment for approximately $10 million. In June 2004, the subsidiary sold the remaining spare gas combustion turbine generator and related equipment for approximately $9 million. The net loss from these two sales was insignificant.

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

  The turbine upgrade for PPL Susquehanna Unit 1 was completed in April 2004. This project provides a nominal power increase of 49 MW of generation capacity, of which PPL Susquehanna has a 90% undivided interest. Through December 31, 2004, approximately $82 million had been incurred on the Unit 1 upgrade.

  In May 2004, the 582 MW Lower Mt. Bethel plant in eastern Pennsylvania was placed in service. Construction of the natural gas-fired power plant began in December 2001. Through December 31, 2004, approximately $459 million had been capitalized in connection with the original plant construction.

  During 2004, a subsidiary of PPL Energy Supply placed in service 11 MW of distributed generation generating capacity to serve commercial and industrial customers under long-term agreements.

  See Note 8 for a discussion of the June 2004 purchase of the Sundance and University Park generation assets from a lessor trust consolidated by PPL Energy Supply.

  In June 2004, a subsidiary of PPL Generation agreed to sell the 450 MW Sundance power plant located in Pinal County, Arizona, to Arizona Public Service Company (APS) for approximately $190 million in cash, subject to the receipt of various state and federal regulatory approvals and customary closing conditions. In January 2005, each party waived the remaining contractual obligation for approval by the state regulator, the Arizona Corporation Commission. The sale still requires approvals by the FERC under the Federal Power Act. PPL estimates that a loss on sale or impairment charge of about $47 million after tax, or $0.25 per share, could be recorded in 2005 depending on the timing and likelihood of obtaining FERC approvals. PPL cannot predict whether or when the FERC approvals for this transaction will be obtained.

  International Energy Projects (PPL and PPL Energy Supply)

  Acquisitions

  WPD

  In 2002, PPL Global acquired the remaining 49% equity interest in WPDH Limited and WPDL from Mirant for approximately $236 million, including acquisition costs. The acquisition of Mirant's 49% interest provides PPL Global with complete ownership of WPD.

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

  The assets acquired and liabilities assumed were recorded at estimated fair value as determined by management based on information available at the time of acquisition. In 2003, management completed its review and determination of the fair values assigned to assets acquired and liabilities assumed. The fair value of PP&E, based on an independent appraisal, was approximately $800 million lower than the preliminary valuation. Accordingly, PP&E was reduced, with offsetting increases in goodwill and reductions in deferred income taxes.

  The following table summarizes the final allocation of the purchase price based on fair values of the assets acquired and liabilities assumed at the date of acquisition, plus the book value of assets and liabilities underlying PPL Global's previous 51% equity ownership:

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

  The PPL income statements include consolidated WPD results for the twelve-month periods ended November 30. This reflects PPL Global's policy of recording the results of foreign controlled subsidiaries on a one-month lag. The portion of earnings attributable to Mirant, $73 million for the year ended December 31, 2002, is reported on the Statement of Income in "Minority Interest."

  TransEmel

  Emel acquired the remaining 40% interest in a provider of transmission service to northern Chile in 2003 at a net cost of $3 million, bringing its total ownership interest in TransEmel to 100%. As a result of this acquisition, the operating results of TransEmel have been consolidated beginning January 1, 2003. The portion of earnings attributable to the minority shareholder is reported on the Statement of Income in "Minority Interest."

  Sale of CEMAR

  In 2001, PPL Global estimated that the long-term viability of its CEMAR investment was jeopardized and that there was minimal probability of positive future cash flows. At that time, PPL Global recorded an impairment loss of $217 million in the carrying value of its net assets in CEMAR. In March 2002, PPL Global recorded a further impairment loss of $6 million, which was charged to "Write-down of international energy projects." In June 2002, PPL made a decision to exit the investment. At that time, PPL Global's remaining portion of its CEMAR investment, which related to foreign currency translation adjustments (CTA), was written-off. The $94 million charge was also recorded in "Write-down of international energy projects." Accounting guidance prohibited the inclusion of CTA in impairment calculations prior to designating such assets as held for disposal.

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

  Other Write-downs of International Energy Projects

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

  In June 2004, PPL Global sold this investment to local management for a nominal amount. The operating results of the Latin American telecommunications company, which was a loss of approximately $2 million in 2004, 2003 and 2002, as well as the write-down of its net assets, which was an insignificant amount in 2004 and approximately $18 million in 2003, are recorded as "Loss from Discontinued Operations" on the Statement of Income. The discontinued operation had assets of $5 million and liabilities of $4 million at December 31, 2003, and are included in "Current Assets - Other" and "Current Liabilities - Other" on the Balance Sheet.

  Other Sales

  In 2003, a subsidiary of WPD sold certain Hyder properties. PPL Global received approximately $17 million from the sales, and recorded a pre-tax gain of about $2 million. This gain is included in "Other Income - net" on the Statement of Income.

  In March 2004, PPL Global completed the sale of its minority interest in shares of CGE for approximately $123 million. The sale resulted in a charge of approximately $15 million pre-tax, which is included in operating expenses, as "Energy related businesses," on the Statement of Income. This charge was due to the write-off of the associated cumulative translation adjustment, primarily as a result of the devaluation of the Chilean peso since the original acquisition in 2000.

  In June 2004, PPL Global completed the sale of its 50% ownership interest in MicDos for approximately $8 million. There was an insignificant loss on this transaction.

  DelSur Tender Offer

  In April 2004, EC launched a tender offer to acquire up to all of the outstanding shares of DelSur for an aggregate purchase price of up to $17 million. The offer closed in May, with a purchase of 163,927 shares for approximately $5 million, increasing EC's ownership of DelSur by 5.34%. Additional shares are purchased as they become available. At December 31, 2004, EC owned approximately 86.4% of DelSur.

  Other

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

  Other (PPL)

  In 2003, a subsidiary of PPL Telcom acquired the fiber optic network of a Fairfax, Virginia-based company for approximately $21 million, consisting of $9 million in cash and a $12 million capital lease obligation for the right to use portions of a fiber optic network. The 1,330-route-mile metropolitan area fiber network connects New York, northern New Jersey, Philadelphia, Baltimore and Washington, D.C. The acquisition required certain regulatory approvals and authorizations in the area served by the network.

  In June 2004, a PPL subsidiary evaluated its investment in a technology supplier for impairment. As a result of the evaluation, the subsidiary recorded an impairment charge of approximately $10 million pre-tax, which is included in "Other Income - net" on the Statement of Income.

  Leases

  Colstrip Generating Plant (PPL and PPL Energy Supply)

  PPL Montana leases a 50% interest in Colstrip Units 1 and 2 and a 30% interest in Unit 3, under four 36-year non-cancelable operating leases. These leases provide two renewal options based on the economic useful life of the generation assets. PPL Montana is required to pay all expenses associated with the operations of the generation units. The leases place certain restrictions on PPL Montana's ability to incur additional debt, sell assets and declare dividends and require PPL Montana to maintain certain financial ratios related to cash flow and net worth. The amount outstanding under these leases at December 31, 2004, was $278 million. There are no residual value guarantees in these leases. However, upon an event of default or an event of loss, the lessee could be required to pay a termination value of amounts sufficient to allow the lessor to repay amounts owing on the lessor notes and make the lessor whole for its equity investment and anticipated return on investment. The events of default include payment defaults, breaches of representations or covenants, acceleration of other indebtedness of PPL Montana, change in control of PPL Montana and certain bankruptcy events. The termination value was estimated to be $613 million at December 31, 2004.

  Other Leases

  (PPL, PPL Energy Supply and PPL Electric)

  PPL and its subsidiaries have leases for vehicles, office space, land, buildings, personal computers and other equipment. Rental expense for all operating leases was as follows:

	PPL	PPL Energy Supply	PPL Electric

2004	$65	$44	$21

2003	85	63	21

2002	62	46	15

  Total future minimum rental payments for all operating leases are estimated as follows:

	PPL	PPL Energy Supply	PPL Electric

2005	$77	$63	$13

2006	70	60	10

2007	62	54	8

2008	60	54	6

2009	57	53	4

Thereafter	457	448	8

	$783	$732	$49

  (PPL)

  In connection with the acquisition of the fiber optic network discussed in Note 9, a subsidiary of PPL Telcom assumed a capital lease obligation through 2020 for the right to use portions of the fiber optic network. The balance outstanding at December 31, 2004 was $11 million. Total future minimum rental payments for this capital lease are estimated at $1 million for each of the years from 2005 through 2009, and $13 million thereafter.

  Stock-Based Compensation

  (PPL, PPL Energy Supply and PPL Electric)

  Under the PPL Incentive Compensation Plan (ICP) and the Incentive Compensation Plan for Key Employees (ICPKE) (together, the Plans), restricted shares of PPL common stock, restricted stock units and stock options may be granted to officers and other key employees of PPL, PPL Electric and other affiliated companies. Awards under the Plans are made by the Compensation and Corporate Governance Committee (CCGC) of the PPL Board of Directors, in the case of the ICP, and by the PPL Corporate Leadership Council (CLC), in the case of the ICPKE. The ICP limits the total number of awards that may be granted under it after April 23, 1999, to 7,884,715 awards, or 5% of the total shares of common stock that were outstanding at April 23, 1999. The ICPKE limits the total number of awards that may be granted under it after April 25, 2003, to 8,286,804 awards, or 5% of the total shares of common stock that were outstanding at January 1, 2003, reduced by outstanding awards for which common stock was not yet issued as of April 25, 2003. In addition, each Plan limits the number of shares available for awards in any calendar year to 2% of the outstanding common stock of PPL on the first day of such calendar year. The maximum number of options that can be awarded under each Plan to any single eligible employee in any calendar year is 1.5 million shares. Any portion of these options that has not been granted may be carried over and used in any subsequent year. If any award lapses, is forfeited or the rights of the participant terminate, the shares of common stock underlying such an award are again available for grant. Shares delivered under the Plans may be in the form of authorized and unissued common stock, common stock held in treasury by PPL or common stock purchased on the open market (including private purchases) in accordance with applicable securities laws.

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

  A summary of restricted stock/unit grants follows:

	Restricted Shares Granted	Weighted Average Fair Value	Restricted Units Granted	Weighted Average Fair Value

2004
PPL			233,055	$46.05
PPL Energy Supply			93,935	$46.28
PPL Electric			21,540	$46.25

2003
PPL	42,090	$36.23	139,732	$35.09
PPL Energy Supply	10,110	$36.23	77,306	$35.11
PPL Electric	2,850	$36.23	21,170	$35.07

2002
PPL	147,735	$34.12
PPL Energy Supply	82,211	$34.45
PPL Electric	18,860	$33.71

  Compensation expense related to restricted stock and restricted stock unit awards was $6 million, $5 million and $5 million for PPL for 2004, 2003 and 2002. At December 31, 2004, PPL had 366,201 restricted shares and 341,199 restricted units outstanding. These awards currently vest from three to 25 years from the date of grant.

  Compensation expense related to restricted stock and restricted stock unit awards for PPL Energy Supply in 2004, 2003 and 2002 was $5 million, $4 million and $4 million. Compensation expense related to restricted stock and restricted stock unit awards for PPL Electric was $1 million for 2004, 2003 and 2002.

  Stock Options (PPL, PPL Energy Supply and PPL Electric)

  Under the Plans, stock options may also be granted with an option exercise price per share not less than the fair market value of PPL's common stock on the date of grant. The options are exercisable beginning one year after the date of grant, assuming the individual is still employed by PPL or a subsidiary, in installments as determined by the CCGC in the case of the ICP, and the CLC in the case of the ICPKE. Options outstanding at December 31, 2004, vest over a three-year period from the date of grant in equal installments. The CCGC and CLC have discretion to accelerate the exercisability of the options. All options expire no later than ten years from the grant date. The options become exercisable immediately if control of PPL changes, as defined by the Plans.

  A summary of stock option activity follows:

	2004		2003		2002

	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

PPL

Outstanding at beginning of year	2,912,258	$35.56	3,008,685	$32.09	2,255,051	$31.36

Granted	760,440	45.18	816,110	36.23	840,430	33.49
Exercised	(653,653)	31.40	(860,915)	24.09	(62,710)	22.82
Forfeited	(38,070)	42.74	(51,622)	35.32	(24,086)	36.18

Outstanding at end of year	2,980,975	38.83	2,912,258	35.56	3,008,685	32.09

Options exercisable at end of year	1,550,337	37.54	1,354,075	34.64	1,400,701	29.88

Weighted-average fair value of options granted	$12.31		$11.92		$11.68

PPL Energy Supply

Outstanding at beginning of year	864,882	36.14	903,549	32.78	675,179	31.64

Granted	203,160	45.18	266,760	36.23	304,480	33.49
Transferred	(96,563)	35.38
Exercised	(261,998)	35.92	(253,805)	24.41	(61,160)	22.72
Forfeited	(24,630)	41.41	(51,622)	35.32	(14,950)	37.07

Outstanding at end of year	684,851	38.83	864,882	36.14	903,549	32.78

Options exercisable at end of year	293,525	37.09	366,209	35.90	381,657	30.75

Weighted-average fair value of options granted	$12.31		$11.92		$11.68

PPL Electric

Outstanding at beginning of year	226,193	37.42	232,376	34.40	163,942	34.92

Granted	48,180	45.18	66,630	36.23	77,570	33.49
Transferred			3,114	26.84
Exercised	(42,493)	34.12	(75,927)	26.68
Forfeited					(9,136)	36.20

Outstanding at end of year	231,880	40.08	226,193	37.42	232,376	34.40

Options exercisable at end of year	171,827	39.65	87,488	39.75	95,561	31.97

Weighted-average fair value of options granted	$12.31		$11.92		$11.68

  The estimated fair value of each option granted was calculated using a Black-Scholes option-pricing model. The weighted average assumptions used in the model were as follows:

	2004	2003	2002

Risk-free interest rate	3.79%	3.81%	5.35%

Expected option life	7.47 yrs.	7.75 yrs.	10 yrs.

Expected stock volatility	32.79%	39.94%	39.11%

Dividend yield	3.51%	3.48%	3.34%

  The following table summarizes information about stock options at December 31, 2004:

  PPL

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted- Avg. Remaining Contractual Life	Weighted- Avg. Exercise Prices	Number Exercisable	Weighted- Avg. Exercise Price

$19.00-$24.00	38,090	5.1	$21.42	38,090	$21.42

$25.00-$29.00	192,453	4.3	26.84	192,453	26.84

$30.00-$35.00	564,822	7.1	33.49	333,113	33.49

$36.00-$39.00	714,747	8.1	36.23	226,068	36.23

$40.00-$44.00	736,923	6.1	43.16	736,923	43.16

$45.00-$49.00	733,940	9.1	45.18	23,690	45.18

  Total options outstanding had a weighted-average remaining life of 7.4 years at December 31, 2004.

  PPL Energy Supply

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted- Avg. Remaining Contractual Life	Weighted- Avg. Exercise Prices	Number Exercisable	Weighted- Avg. Exercise Price

$19.00-$24.00	32,970	5.1	$21.23	32,970	$21.23

$25.00-$29.00	16,880	4.3	26.84	16,880	26.84

$30.00-$35.00	122,543	7.1	33.49	58,507	33.49

$36.00-$39.00	168,385	8.1	36.23	31,195	36.23

$40.00-$44.00	153,973	6.1	43.16	153,973	43.16

$45.00-$49.00	190,100	9.1	45.18

  Total options outstanding had a weighted-average remaining life of 7.5 years at December 31, 2004.

  PPL Electric

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted- Avg. Remaining Contractual Life	Weighted- Avg. Exercise Prices	Number Exercisable	Weighted- Avg. Exercise Price

$30.00-$35.00	36,240	7.1	$33.49	28,340	$33.49

$36.00-$39.00	66,630	8.1	36.23	50,857	36.23

$40.00-$44.00	80,830	6.1	43.16	80,830	43.16

$45.00-$49.00	48,180	9.1	45.18	11,800	45.18

  Total options outstanding had a weighted-average remaining life of 7.4 years at December 31, 2004.

  Directors Stock Units (PPL)

  Under the Directors Deferred Compensation Plan, stock units are used to compensate members of PPL's Board of Directors who are not employees of PPL. Such stock units represent shares of PPL's common stock to which board members are entitled after they cease serving as a member of the Board of Directors. Board members are also entitled to defer any or all of their cash compensation into stock units. The stock unit accounts of each board member are increased based on dividends paid or other distributions on PPL's common stock. There were 116,389 stock units outstanding at December 31, 2004. Compensation expense was $2 million for 2004 and insignificant for 2003 and 2002.

  Stock Appreciation Rights (PPL and PPL Energy Supply)

  WPD uses stock appreciation rights to compensate senior management employees. Stock appreciation rights are granted with a reference price to PPL's common stock at the date of grant. These awards vest over a three-year period and have a 10-year term, during which time employees are entitled to receive a cash payment of any appreciation in the price of PPL's common stock over the grant date value. At December 31, 2004, there were 91,502 stock appreciation rights outstanding. Compensation expense for all periods reported was insignificant.
  Retirement and Postemployment Benefits

  (PPL, PPL Energy Supply and PPL Electric)

  Pension and Other Postretirement Benefits

  The following disclosures distinguish between PPL's domestic and international pension plans.

  PPL uses a December 31 measurement date for its domestic pension and other postretirement benefit plans and its international pension plans.

  Net pension and other postretirement benefit costs (credits) were as follows:

	Pension Benefits						Other Postretirement Benefits

	2004		2003		2002		2004	2003	2002

	Domestic	International	Domestic	International	Domestic	International

PPL
Service cost	$49	$15	$42	$14	$40	$13	$6	$7	$5

Interest cost	112	139	105	124	99	98	29	31	26

Expected return on plan assets	(151)	(205)	(143)	(188)	(147)	(179)	(17)	(13)	(12)

Net amortization and deferral	4	11	(6)	4	(31)	3	19	25	15

Net periodic pension and postretirement costs (credits) prior to special termination benefits	14	(40)	(2)	(46)	(39)	(65)	37	50	34

Special termination benefits			9		62				4

Net periodic pension and postretirement benefit cost (credit)	$14	$(40)	$7	$(46)	$23	$(65)	$37	$50	$38

PPL Energy Supply
Service cost	$3	$15	$3	$14	$2	$13

Interest cost	4	139	4	124	4	98	$1	$1	$1

Expected return on plan assets	(5)	(205)	(4)	(188)	(3)	(179)

Net amortization and deferral	1	11	1	4		3

Net periodic pension and postretirement benefit cost (credit)	$3	$(40)	$4	$(46)	$3	$(65)	$1	$1	$1

  Net periodic pension cost charged (credited) to operating expense, excluding amounts charged to construction and other non-expense accounts, were:

	2004		2003		2002

	Domestic	Int'l	Domestic	Int'l	Domestic	Int'l

PPL (a)	$12	$(36)	$(2)	$(40)	$(31)	$(58)

PPL Energy Supply (b)	6	(36)	2	(40)	(9)	(58)

PPL Electric (c)	1		(4)		(17)

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

  PPL uses an accelerated amortization method for the recognition of gains and losses for its pension plans. Under the accelerated method, gains and losses in excess of 10% but less than 30% of the greater of the plan's projected benefit obligation or the market-related value of plan assets are amortized on a straight-line basis over the estimated average future service period of plan participants. Gains and losses in excess of 30% of the plan's projected benefit obligation are amortized on a straight-line basis over a period equal to one-half of the average future service period of the plan participants.

  Other postretirement benefit costs charged to operating expense, excluding amounts charged to construction and other non-expense accounts, were:

	2004	2003	2002

PPL	$31	$43	$27

PPL Energy Supply (a)	12	14	9

PPL Electric (b)	9	20	13

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

  The following assumptions were used in the valuation of the benefit obligations at December 31 and determination of net periodic benefit cost for the years ended December 31:

  PPL

Pension Benefits	2004		2003		2002

	Domestic	Int'l	Domestic	Int'l	Domestic	Int'l

Discount rate
- obligations	5.75%	5.50%	6.25%	5.50%	6.75%	5.75%
- cost	6.25%	5.50%	6.75%	5.75%	7.25%	5.75%

Expected return on plan assets
- obligations	9.0%	8.30%	9.0%	8.30%	9.0%	8.31%
- cost	9.0%	8.30%	9.0%	8.31%	9.2%	8.31%

Rate of compensation increase
- obligations	4.0%	3.75%	4.0%	3.75%	4.0%	3.75%
- cost	4.0%	3.75%	4.0%	3.75%	4.25%	3.75%

Other Postretirement Benefits	2004	2003	2002

Discount rate
- obligations	5.75%	6.25%	6.75%
- cost	6.25%	6.75%	7.25%

Expected return on plan assets
- obligations	7.90%	7.80%	7.80%
- cost	7.80%	7.80%	7.60%

Rate of compensation increase
- obligations	4.0%	4.0%	4.0%
- cost	4.0%	4.0%	4.25%

  PPL Energy Supply

Pension Benefits	2004		2003		2002

	Domestic	Int'l	Domestic	Int'l	Domestic	Int'l

Discount rate
- obligations	5.75%	5.50%	6.25%	5.50%	6.75%	5.75%
- cost	6.25%	5.50%	6.75%	5.75%	7.25%	5.75%

Expected return on plan assets
- obligations	8.6%	8.30%	9.0%	8.30%	9.0%	8.31%
- cost	9.0%	8.30%	9.0%	8.31%	9.2%	8.31%

Rate of compensation increase
- obligations	4.0%	3.75%	4.0%	3.75%	4.0%	3.75%
- cost	4.0%	3.75%	4.0%	3.75%	4.25%	3.75%

Other Postretirement Benefits	2004	2003	2002

Discount rate
- obligations	5.75%	6.25%	6.75%
- cost	6.25%	6.75%	7.25%

Expected return on plan assets	N/A	N/A	N/A

Rate of compensation increase
- obligations	4.0%	4.0%	4.0%
- cost	4.0%	4.0%	4.25%

  PPL and PPL Energy Supply

Assumed health care cost trend rates at December 31,	2004	2003	2002

Health care cost trend rate assumed for next year
- obligations	10%	11%	12%
- cost	11%	12%	7%

Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)
- obligations	5%	5%	5%
- cost	5%	5%	6%

Year that the rate reaches the ultimate trend rate
- obligations	2010	2010	2010
- cost	2010	2010	2006

  A one-percentage point change in the assumed health care costs trend assumption would have the following effects in 2004:

	One Percentage Point

	Increase	Decrease
PPL
Effect on service cost and interest cost components	$1	$(1)

Effect on postretirement benefit obligation	12	(10)

PPL Energy Supply
Effect on service cost and interest cost components	-	-

Effect on postretirement benefit obligation	1	(1)

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

  (PPL)

  The funded status of the PPL plans was as follows:

	Pension Benefits				Other Postretirement Benefits

	2004		2003		2004	2003

	Domestic	International	Domestic	International

Change in Benefit Obligation
Benefit Obligation, January 1	$1,772	$2,474	$1,558	$2,126	$512	$423

Service cost	49	15	42	14	6	7

Interest cost	112	139	105	124	29	31

Participant contributions		5		5	4	1

Plan amendments			3		(47)	48

Actuarial (gain) loss	115	180	127	101	17	30

Special termination benefits			9

Actual expense paid	(1)		(1)

Net benefits paid	(78)	(160)	(71)	(131)	(36)	(28)

Currency conversion		278		235

Benefit Obligation, December 31	1,969	2,931	1,772	2,474	485	512

Change in Plan Assets
Plan assets at fair value, January 1	1,653	2,164	1,376	1,757	219	163

Actual return on plan assets	184	232	329	332	20	27

Employer contributions	9	3	20		42	56

Participant contributions		5		5	4	1

Actual expense paid	(1)		(1)

Net benefits paid	(78)	(160)	(71)	(131)	(36)	(28)

Currency conversion		239		201

Plan assets at fair value, December 31	1,767	2,483	1,653	2,164	249	219

Funded Status
Funded Status of Plan	(202)	(448)	(119)	(310)	(236)	(293)

Unrecognized actuarial (gain) loss	(100)	676	(187)	477	141	134

Unrecognized prior service cost	154	32	167	33	23	76

Unrecognized transition assets	(23)		(27)		69	78

Currency conversion		69		57

Net amount recognized at end of year	$(171)	$329	$(166)	$257	$(3)	$(5)

Amounts recognized in the Balance Sheet consist of:
Prepaid benefit cost	$7	$329	$4	$257	$8	$4

Accrued benefit liability	(178)		(170)		(11)	(9)

Additional minimum liability	(37)	(635)	(28)	(516)

Intangible asset	9	36	9	37

Accumulated other comprehensive income (pre-tax)	28	503	19	434

Cumulative translation adjustment		96		45

Net amount recognized at end of year	$(171)	$329	$(166)	$257	$(3)	$(5)

Total accumulated benefit obligation for defined benefit pension plans	$1,710	$2,789	$1,553	$2,423

  Information for pension plans with projected benefit obligations in excess of plan assets follows:

	2004		2003

	Domestic	Int'l	Domestic	Int'l

Projected benefit obligation	$1,969	$2,931	$1,765	$2,474

Accumulated benefit obligation	$1,710	$2,789	$1,546	$2,423

Fair value of assets	$1,767	$2,483	$1,646	$2,164

  Information for pension plans with accumulated benefit obligations in excess of plan assets follows:

	2004		2003

	Domestic	Int'l	Domestic	Int'l

Projected benefit obligation	$174	$2,931	$142	$2,474

Accumulated benefit obligation	$159	$2,789	$130	$2,423

Fair value of assets	$95	$2,483	$76	$2,164

  Information for other postretirement benefit plans with accumulated postretirement benefit obligations in excess of plan assets follows:

	2004	2003

Accumulated postretirement benefit obligation	$485	$512

Fair value of assets	$249	$219

  (PPL Energy Supply)

  The funded status of the PPL Energy Supply plans was as follows:

	Pension Benefits				Other Postretirement Benefits

	2004		2003		2004	2003

	Domestic	International	Domestic	International

Change in Benefit Obligation
Benefit Obligation, January 1	$62	$2,474	$58	$2,126	$11	$9

Service cost	3	15	3	14

Interest cost	4	139	4	124	1	1

Participant contributions		5		5

Actuarial (gain) loss	6	180		101		1

Net benefits paid	(1)	(160)	(1)	(131)

Net transfer out			(2)

Currency conversion		278		235

Benefit Obligation, December 31	74	2,931	62	2,474	12	11

Change in Plan Assets
Plan assets at fair value, January 1	53	2,164	30	1,757

Actual return on plan assets	5	232	9	332

Employer contributions	4	3	15

Participant contributions		5		5

Net benefits paid	(1)	(160)	(1)	(131)

Currency conversion		239		201

Plan assets at fair value, December 31	61	2,483	53	2,164

Funded Status
Funded Status of Plan	(13)	(448)	(9)	(310)	(12)	(11)

Unrecognized actuarial loss	14	676	9	477	4	4

Unrecognized prior service cost	3	32	4	33

Currency conversion		69		57

Net amount recognized at end of year	$4	$329	$4	$257	$(8)	$(7)

Amounts recognized in the Balance Sheet consist of:
Prepaid benefit cost	$4	$329	$4	$257

Accrued benefit liability					$(8)	$(7)

Additional minimum liability	(17)	(635)	(11)	(516)

Intangible asset	3	36	3	37

Accumulated other comprehensive income (pre-tax)	14	503	8	434

Cumulative translation adjustment		96		45

Net amount recognized at end of year	$4	$329	$4	$257	$(8)	$(7)

Total accumulated benefit obligation for defined benefit pension plans	$74	$2,789	$62	$2,423

  Information for pension plans with projected and accumulated benefit obligations in excess of plan assets follows:

	2004		2003

	Domestic	Int'l	Domestic	Int'l

Projected benefit obligation	$74	$2,931	$55	$2,474

Accumulated benefit obligation	$74	$2,789	$55	$2,423

Fair value of assets	$61	$2,483	$46	$2,164

  Information for other postretirement benefit plans with accumulated postretirement benefit obligations in excess of plan assets follows:

	2004		2003

Accumulated postretirement benefit obligation		$12		$11

Fair value of assets	$		$

  In addition to the plans sponsored by PPL Energy Supply, PPL Generation subsidiaries and PPL EnergyPlus are allocated a portion of the liabilities and costs of the pension and other postretirement benefit plans sponsored by PPL Services based on their participation in those plans. The pension liabilities assumed by PPL Energy Supply for these plans were $60 million and $58 million at December 31, 2004 and 2003. The prepaid other postretirement benefit costs assumed by PPL Energy Supply for these plans were $2 million and $1 million at December 31, 2004 and 2003.

  PPL Energy Supply subsidiaries engaged in the mechanical contracting business make contributions to various multi-employer pension and health and welfare plans, depending on an employee's status. Contributions of $28 million, $23 million and $30 million were made in 2004, 2003 and 2002. The change in contributions from year to year was primarily the result of the changes in the workforce at the mechanical contracting companies. The contribution rates have also increased from year to year.

  (PPL Electric)

  Although PPL Electric does not directly sponsor any pension or other postretirement benefit plans, it is allocated a portion of the liabilities and costs of plans sponsored by PPL Services based on participation in those plans. At December 31, 2004 and 2003, the recorded balance of PPL Electric's allocated share of the total pension liability was $76 million and $74 million. At December 31, 2004 and 2003, the balance in PPL Electric's allocated share of the total prepaid other postretirement benefit cost was $4 million and $2 million.

  At December 31, 2004, PPL Electric had a regulatory asset of $4 million relating to postretirement benefits that is being amortized and recovered in rates, with a remaining life of eight years. PPL Electric also maintains an additional liability for the cost of health care of retired miners of former subsidiaries that had been engaged in coal mining. At December 31, 2004, the liability was $29 million. The liability is the net of $58 million of estimated future benefit payments offset by $29 million of available assets in a PPL Electric-funded VEBA trust.

  Plan Assets - Domestic Pension Plans (PPL and PPL Energy Supply)

  The asset allocation for the PPL Retirement Plan Master Trust and the target allocation, by asset category, is detailed below.

Asset Category	Percentage of plan assets at December 31,		Target asset allocation

	2004	2003

Equity securities	73%	73%	70%

Debt securities	22%	22%	25%

Real estate and other	5%	5%	5%

Total	100%	100%	100%

  The domestic pension plan assets are managed by outside investment managers and are rebalanced as necessary to maintain the target asset allocation ranges. PPL's investment strategy with respect to the domestic pension assets is to achieve a satisfactory risk-adjusted return on assets that, in combination with PPL's funding policy and tolerance for return volatility, will ensure that sufficient dollars are available to provide benefit payments.

  Plan Assets - Domestic Other Postretirement Benefit Plans (PPL)

  The asset allocation for the PPL other postretirement benefit plans by asset category is detailed below.

Asset Category	Percentage of plan assets at December 31,

	2004	2003

Equity securities	60%	56%

Debt securities	40%	44%

Total	100%	100%

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

  Plan Assets - International Pension Plans (PPL and PPL Energy Supply)

  WPD operates three defined benefit plans, the WPD Group segment of the Electricity Supply Pension Scheme (ESPS), the Western Power Utilities Pension Scheme and the Infralec 1992 Scheme. The assets of all three schemes are held separately from those of WPD in trustee-administered funds.

  PPL's international pension plan asset allocation and target allocation is detailed below.

Asset Category	Percentage of plan assets at December 31,		Target asset allocation

	2004	2003

Equity securities	74%	75%	75%

Debt securities	22%	21%	23%

Real estate and other	4%	4%	2%

Total	100%	100%	100%

  In consultation with its investment advisor and with WPD, the group trustees of the WPD Group of the ESPS have drawn up a Statement of Investment Principles to comply with the requirements of U.K. legislation.

  The group trustees' primary investment objective is to maximize investment returns within the constraint of avoiding excessive volatility in the funding position.

  Expected Cash Flows - Domestic Pension and Other Postretirement Benefit Plans

  (PPL)

  There are no contributions required for PPL's primary domestic pension plan or any of PPL's other domestic subsidiary pension plans. However, PPL subsidiaries expect to contribute approximately $10 million to their pension plans in 2005 to ensure future compliance with minimum funding requirements.

  PPL sponsors various non-qualified supplemental pension plans for which no assets are segregated from corporate assets. PPL expects to make approximately $2 million of benefit payments under these plans in 2005.

  PPL is not required to make contributions to its other postretirement benefit plans, but has historically funded these plans in amounts equal to the postretirement benefit costs recognized. Continuation of this past practice would provide for PPL to contribute $36 million to its other postretirement benefit plans in 2005.

  The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid and the following federal subsidy payments are expected to be received:

		Other Postretirement

	Pension	Benefit Payment	Expected Federal Subsidy

2005	$79	$37
2006	80	40	$2
2007	84	44	2
2008	89	48	3
2009	95	52	3
2010 - 2014	605	321	7

  (PPL Energy Supply)

  There are no contributions required for the PPL Montana pension plan. However, PPL Montana expects to contribute approximately $6 million to the plan in 2005 to ensure future compliance with minimum funding requirements.

  The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension	Other Postretirement

2005	$1	$1
2006	2	1
2007	2	1
2008	2	1
2009	3	1
2010 - 2014	20	10

  Expected Cash Flows - International Pension Plans (PPL and PPL Energy Supply)

  The pension plans of WPD are subject to formal actuarial valuations every three years, which are used to determine funding requirements. Future contributions were evaluated in accordance with the latest valuation performed as of March 31, 2004, in respect of WPD's principal pension scheme, the ESPS, to determine contribution requirements for 2005 and forward. WPD expects to make contributions of approximately $38 million in 2005.

  The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Pension

2005	$168
2006	172
2007	177
2008	181
2009	186
2010 - 2014	1,001

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

  PPL has consulted with its independent actuary and determined that portions of certain of its other postretirement benefit plans provide benefits that may be actuarially equivalent to Medicare Part D benefits, pending final detailed guidance from the U.S. Department of Health and Human Services. For those significant plans that provide benefits that are at least actuarially equivalent to Medicare Part D, PPL remeasured its plan assets and accumulated benefit obligation as of July 1, 2004, under the prospective method of adoption of FSP FAS 106-2. The prospective method of adoption allows for measuring the effects of the Act as of the date of adoption of FSP FAS 106-2. As a result, PPL's accumulated postretirement benefit obligation was reduced by approximately $12 million as of July 1, 2004, and resulted in an unrecognized actuarial gain of a similar amount. PPL's postretirement benefit cost recognized in 2004 was reduced by approximately $1 million.

  On January 21, 2005, the final regulations for implementing the Act were released. Although PPL has not been able to obtain a firm estimate of the effect of the regulations, any adjustments to the initial impact as disclosed above for changes in the accumulated postretirement benefit obligation and postretirement benefit cost are expected to be insignificant based on preliminary discussions with our actuaries.

  Savings Plans (PPL, PPL Energy Supply and PPL Electric)

  Substantially all employees of PPL's domestic subsidiaries are eligible to participate in deferred savings plans (401(k)s). Contributions to the plans charged to operating expense approximated the following:

	2004	2003	2002

PPL	$13	$11	$11

PPL Energy Supply	7	6	6

PPL Electric	3	2	2

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

  Amounts charged as compensation expense for ESOP contributions approximated $5 million in each of 2004, 2003 and 2002. These amounts were offset by the dividend-based contribution tax savings and had no impact on PPL's earnings.

  ESOP shares outstanding at December 31, 2004, were 4,628,117, or 2% of total common shares outstanding, and are included in all EPS calculations.

  Postemployment Benefits

  (PPL, PPL Energy Supply and PPL Electric)

  Certain PPL subsidiaries provide health and life insurance benefits to disabled employees and income benefits to eligible spouses of deceased employees. Postemployment benefits charged to operating expenses were not significant in 2004, 2003 and 2002.

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

  The liabilities for these plans are accounted for under the guidance of EITF 88-1 "Determination of Vested Benefit Obligation for a Defined Benefit Pension Plan," using what is commonly referred to as the "shut down" method, where a company records the undiscounted obligation as if it were payable at each balance sheet date. The combined liabilities for these plans at December 31, 2004 and 2003, were $9 million and $8 million, and are recorded in "Deferred Credits and Noncurrent Liabilities - Other" on the Balance Sheet.

  Jointly-Owned Facilities

  (PPL and PPL Energy Supply)

  At December 31, 2004, subsidiaries of PPL and PPL Energy Supply owned interests in the facilities listed below. The Balance Sheets of PPL and PPL Energy Supply include the amounts noted in the table below:

	Ownership Interest	Electric Plant in Service	Other Property	Accumulated Depreciation	Construction Work in Progress

PPL Generation

Generating Stations

Susquehanna	90.00%	$4,345		$3,483	$20

Griffith (a)	50.00%	151

Conemaugh	16.25%	196		76	1

Keystone	12.34%	99		52	2

Wyman Unit 4	8.33%	15		4

Merrill Creek Reservoir	8.37%		$22	13

(a)

  A PPL subsidiary has a 50% interest in a partnership that owns the Griffith gas-fired generating station. The partnership arrangement is essentially a cost-sharing arrangement, in that each of the partners has rights to one-half of the plant capacity and energy, and an obligation to cover one-half of the operating costs of the station. Accordingly, the equity investment is classified as "Electric Plant in Service - Generation" on the Balance Sheet.

  Each PPL Generation subsidiary provided its own funding for its share of the facility. Each receives a portion of the total output of the generating stations equal to its percentage ownership. The share of fuel and other operating costs associated with the stations is reflected on the Statement of Income.

  In addition to the interests mentioned above, PPL Montana is the operator of the jointly-owned, coal-fired generating units comprising the Colstrip steam generation facility. At December 31, 2004 and 2003, PPL Montana had a 50% leasehold interest in Colstrip Units 1 and 2 and a 30% leasehold interest in Colstrip Unit 3 under operating leases. See Note 10 for additional information.

  PPL Montana's share of direct expenses associated with the operation and maintenance of these facilities is included in the corresponding operating expenses on the Statement of Income. Each joint-owner in these facilities provides its own financing. As operator of all Colstrip Units, PPL Montana invoices each joint-owner for their respective portion of the direct expenses. The amount due from joint-owners was approximately $6 million and $9 million at December 31, 2004 and 2003.

  At December 31, 2004, NorthWestern owned a 30% leasehold interest in Colstrip Unit 4. PPL Montana and NorthWestern have a sharing agreement to govern each party's responsibilities regarding the operation of Colstrip Units 3 and 4, and each party is responsible for 15% of the respective operating and construction costs, regardless of whether a particular cost is specified to Colstrip Unit 3 or 4. However, each party is responsible for its own fuel-related costs.

  Commitments and Contingent Liabilities

  Energy Purchases and Sales Commitments

  Energy Purchase Commitments (PPL, PPL Energy Supply and PPL Electric)

  PPL and PPL Energy Supply enter into long-term purchase contracts to supply the fuel requirements for generation facilities. These include contracts to purchase coal, natural gas, oil and uranium. These contracts extend for terms through 2019. PPL and PPL Energy Supply also enter into long-term contracts for the storage and transport of natural gas. These contracts extend through 2014 and 2032, respectively. Additionally, PPL Energy Supply enters into long-term contracts to purchase power to meet load requirements and emissions allowances for its generation facilities. These contracts extend for terms through 2010.

  PPL Energy Supply entered into long-term power purchase agreements with two wind project developers to purchase the full output of their facilities when they are placed in commercial operation, which is expected by the end of 2005. One of the power purchase agreements is for 100 MW and extends for a term of 15 years, while the other is for 20 MW and extends for a term of 20 years.

  Liability for Above Market NUG Contracts

  In 1998, PPL Electric recorded a loss accrual for above market contracts with NUGs of $854 million, due to its generation business being deregulated. Effective January 1999, PPL Electric began reducing this liability as an offset to "Energy purchases" on the Statement of Income. This reduction is based on the estimated timing of the purchases from the NUGs and projected market prices for this generation. The final existing NUG contract expires in 2014. In connection with the corporate realignment in 2000, the remaining balance of this liability was transferred to PPL EnergyPlus. At December 31, 2004, the remaining liability associated with the above market NUG contracts was $279 million.

  Energy Sales Commitments (PPL and PPL Energy Supply)

  PPL Energy Supply enters into long-term power sales contracts in connection with its load-serving activities or associated with certain of its power plants. These power sales contracts extend for terms through 2017. All long-term contracts were executed at pricing that approximated market rates, including profit margin, at the time of execution.

  As part of the purchase of generation assets from Montana Power, PPL Montana assumed a power purchase agreement and a power sales agreement, which were still in effect at December 31, 2004. In accordance with purchase accounting guidelines, PPL Montana recorded liabilities of $65 million as the estimated fair value of these agreements at the acquisition date. The power sales agreement was re-evaluated under DIG Issue C20, "Scope Exceptions: Interpretation of the Meaning of Not Clearly and Closely Related in Paragraph 10(b) Regarding Contracts with a Price Adjustment Feature," and is now reflected at its fair value as a derivative instrument. The liability for the power purchase agreement is being reduced over the term of the agreement, through 2010, as an adjustment to "Energy purchases" on the Statement of Income. The unamortized balance of the liability related to the power purchase agreement at December 31, 2004, was $54 million and is included in "Deferred Credits and Other Noncurrent Liabilities - Other" on the Balance Sheet.

  On July 1, 2002, PPL EnergyPlus began to sell to NorthWestern an aggregate of 450 MW of energy supplied by PPL Montana. Under two five-year agreements, PPL EnergyPlus is supplying 300 MW of around-the-clock electricity and 150 MW of unit-contingent on-peak electricity. PPL Montana also makes short-term energy sales to NorthWestern.

  In September 2003, NorthWestern filed a voluntary petition for relief seeking to reorganize under Chapter 11 of the U.S. Bankruptcy Code, and in November 2004, NorthWestern announced that it had officially emerged from bankruptcy protection. NorthWestern had assumed the two energy supply agreements with PPL EnergyPlus in the bankruptcy proceeding and is current on all payments under the agreements.

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

  As a result of New Jersey's Electric Discount and Energy Competition Act, the New Jersey Board of Public Utilities authorized and made available to power suppliers, on a competitive basis, the opportunity to provide Basic Generation Service (BGS) to all non-shopping New Jersey customers. In February 2003, PPL EnergyPlus was awarded a 34-month fixed-price BGS contract for a fixed percentage of customer load (approximately 1,000 MW) for Atlantic City Electric Company, Jersey Central Power & Light Company and Public Service Electric & Gas Company. In February 2003, PPL EnergyPlus also was awarded a 10-month hourly energy price supply contract for about 500 MW. These contracts commenced in August 2003. Additionally, in February 2004, PPL EnergyPlus was awarded a 12-month hourly energy price supply BGS contract for a fixed percentage of customer load (approximately 450 MW) for Atlantic City Electric Company, Jersey Central Power & Light Company and Public Service Electric & Gas Company. These contracts commenced in June 2004.

  In April 2003, PPL EnergyPlus entered into an agreement with Arizona Public Service Company to provide 112 MW of capacity and associated electricity from July through September of 2003 and 150 MW from June through September of 2004 and 2005. See Note 9 for information regarding the possible sale of the Sundance power plant to Arizona Public Service Company.

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

  Montana Power Shareholders' Litigation (PPL and PPL Energy Supply)

  In August 2001, a purported class-action lawsuit was filed by a group of shareholders of Montana Power against Montana Power, the directors of Montana Power, certain advisors and consultants of Montana Power and PPL Montana. The plaintiffs allege, among other things, that Montana Power was required to, and did not, obtain shareholder approval of the sale of Montana Power's generation assets to PPL Montana in 1999. Although most of the claims in the complaint are against Montana Power, its board of directors, and its consultants and advisors, two claims are asserted against PPL Montana. In the first claim, plaintiffs seek a declaration that because Montana Power shareholders did not vote on the 1999 sale of generating assets to PPL Montana, that sale "was null and void ab initio." The second claim alleges that PPL Montana was privy to and participated in a strategy whereby Montana Power would sell its generation assets to PPL Montana without first obtaining Montana Power shareholder approval, and that PPL Montana has made net profits in excess of $100 million as the result of this alleged illegal sale. In the second claim, plaintiffs request that the court impose a "resulting and/or constructive trust" on both the generation assets themselves and all profits, plus interest on the amounts subject to the trust. This lawsuit is currently pending in the U.S. District Court of Montana, Butte Division. In July 2004, the plaintiffs notified the District Court that the parties had reached an oral partial settlement of the case that would result in the dismissal of PPL Montana as a defendant, and in January 2005 a global settlement agreement was filed with the District Court along with a motion to approve the agreement. Under the terms of the global settlement agreement, the plaintiffs' claims against PPL Montana would be dismissed and PPL Montana would not have to pay any amounts to the plaintiffs. The global settlement agreement must still be approved by the District Court. PPL and PPL Energy Supply cannot predict whether the global settlement agreement will be approved or the outcome of this matter if it is not approved.

  NorthWestern Corporation Litigation (PPL and PPL Energy Supply)

  In connection with the acquisition of the Montana generation assets, the Montana Power APA, which was previously assigned to PPL Montana by PPL Global, includes a provision concerning the proposed purchase by PPL Montana of a portion of NorthWestern's interest in the 500-kilovolt Colstrip Transmission System (CTS) for $97 million. During 2002, PPL Montana had been in discussions with NorthWestern regarding the proposed purchase of the CTS and the claims that PPL Montana believes it has against NorthWestern arising from the Montana Power APA and related agreements. Notwithstanding such discussions, in September 2002, NorthWestern filed a lawsuit against PPL Montana in Montana state court seeking specific performance of PPL Montana's purchase of the CTS or, alternatively, damages for breach of contract. Pursuant to PPL Montana's application, the matter was removed to the U.S. District Court of Montana, Butte Division. Following removal, NorthWestern asserted additional claims for damages against PPL Montana, including a claim for punitive damages. PPL Montana filed defenses denying liability for NorthWestern's claims as well as counterclaims against NorthWestern seeking damages PPL Montana believes it has suffered under the Montana Power APA and related agreements.

  In October 2004, the federal district court in Delaware, where NorthWestern's bankruptcy proceeding had been pending, approved a joint stipulation between PPL Montana and NorthWestern under which NorthWestern agreed to establish a segregated reserve to be used for any distributions to be made to satisfy any final judgment that PPL Montana may be awarded pursuant to PPL Montana's counterclaims. This segregated reserve has been funded with shares of NorthWestern common stock equal to $50 million, valued as of the effective date of NorthWestern's plan of reorganization. Also in October, the federal district court in Delaware confirmed NorthWestern's plan of reorganization, and in November 2004, NorthWestern announced that it officially emerged from bankruptcy protection.

  The trial for this matter is expected to commence in the Montana federal district court in the last half of 2005. PPL and PPL Energy Supply cannot predict the outcome of this litigation.

  Montana Hydroelectric Litigation (PPL and PPL Energy Supply)

  In October 2003, a lawsuit was filed against PPL Montana, PPL Services, Avista Corporation, PacifiCorp and nine John Doe defendants in the U.S. District Court of Montana, Missoula Division, by two residents allegedly acting in a representative capacity on behalf of the State of Montana. In January 2004, the complaint was amended to, among other things, include the Great Falls school districts as additional plaintiffs. In May 2004, the Montana Attorney General filed a motion to allow the State of Montana to intervene as an additional plaintiff in the litigation. This motion was granted without objection. Both the individual plaintiffs' and the school districts' complaint and the State's complaint sought declaratory judgment, compensatory damages and attorneys fees and costs for use of state and/or "school trust" lands by hydropower facilities and to require the defendants to adequately compensate the State and/or the State School Trust fund for full market value of lands occupied. Generally, the suit is founded on allegations that the bed of navigable rivers became state-owned property upon Montana's admission to statehood, and that the use thereof for placement of dam structures, affiliated structures and reservoirs should, under an existing regulatory scheme, trigger lease payments for use of land underneath. The plaintiffs also sought relief on theories of unjust enrichment, trespass and negligence. No specific amount of damages or future rental value has been claimed by the plaintiffs. The defendants filed separate motions to dismiss the individual plaintiffs' and school district's complaint, as well as the complaint of the State of Montana. In September 2004, the federal court granted the motions to dismiss the individual plaintiffs' and school districts' complaint but denied the similar motions as to the State of Montana's complaint. Following the federal court's September decision, PPL Montana and the other defendants filed a motion to dismiss the State of Montana's complaint for lack of diversity jurisdiction and also filed a motion to vacate certain portions of the decision. The federal court has not yet ruled on these motions.

  In November 2004, PPL Montana, Avista Corporation and PacifiCorp commenced an action for declaratory judgment in Montana First Judicial District Court seeking a determination that no lease payments or other compensation for the hydropower facilities' use and occupancy of streambeds can be collected by the State of Montana. The State subsequently filed counterclaims and a motion for summary judgment. In February 2005, the individual plaintiffs and school districts who were dismissed from the federal court proceeding, along with a state teachers' union, filed a motion to intervene as additional defendants in this state court proceeding, and also filed a proposed answer and counterclaims to be used if their motion to intervene is granted. The state court has not yet ruled on any of the above-described motions. PPL Montana and PPL Services cannot predict the outcome of either the federal or the state court proceeding.

  Regulatory Issues

  California ISO and Western Markets (PPL and PPL Energy Supply)

  Through its subsidiaries, PPL made approximately $18 million of sales to the California ISO during the period from October 2000 through June 2001, of which $17 million has not been paid to PPL subsidiaries. Given the myriad of electricity supply problems presently faced by the California electric utilities and the California ISO, PPL cannot predict whether or when it will receive payment. As of December 31, 2004, PPL has fully reserved for possible underrecoveries of payments for these sales.

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

  In June 2003, the FERC took several actions as a result of a number of related investigations. The FERC terminated proceedings pursuant to which it had been considering whether to order refunds for spot market bilateral sales made in the Pacific Northwest, including sales made by PPL Montana, during the period December 2000 through June 2001. The FERC explained that the totality of the circumstances made refunds unfeasible and inequitable, and that it had provided adequate relief by adopting a price cap throughout the western U.S. The FERC also denied pending complaints against long-term contracts in the western U.S. In these complaints, various power buyers had challenged selected long-term contracts that they entered into during 2000 and 2001, complaining that the power prices were too high and reflected manipulation of those energy markets. The FERC found that the complainants had not met their burden of showing that changing or canceling the contracts was "in the public interest" and that the dysfunction in the California markets did not justify changing these long-term contracts. These orders have been appealed to the U.S. Court of Appeals for the Ninth Circuit. In two separate orders, the FERC also ordered 65 different companies, agencies or municipalities to show cause why they should not be ordered to disgorge profits for "gaming" or anomalous market behavior during 2000 and 2001. These orders to show cause address both unilateral and joint conduct identified as the "Enron trading strategies." Neither PPL EnergyPlus nor PPL Montana was included in these orders to show cause, and they previously have explained in responses to data requests from the FERC that they have not engaged in such trading strategies. Finally, the FERC issued a new investigation order directing its staff to investigate any bids made into the California markets in excess of $250/MWh during the period from May 2000 to October 2000, a period of time prior to the period examined in connection with most of the proceedings described above. To their knowledge, neither PPL EnergyPlus nor PPL Montana is being investigated by the FERC under this new order.

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

  In February 2004, the Montana Public Service Commission initiated a limited investigation of the Montana retail electricity market for the years 2000 and 2001, focusing on how that market was affected by transactions involving the possible manipulation of the electricity grid in the western U.S. The investigation includes all public utilities and licensed electricity suppliers in Montana, as well as other entities that may possess relevant information. Through its subsidiaries, PPL is a licensed electricity supplier in Montana and a wholesale supplier in the western U.S. In June 2004, the Montana Attorney General served PPL Montana and more than 20 other companies with subpoenas requesting documents, and PPL Montana has provided responsive documents to the Montana Attorney General. As with the other investigations taking place as a result of the issues arising out of the electricity supply situation in California and other western states, PPL and its subsidiaries believe that they have not engaged in any improper trading or marketing practices affecting the Montana retail electricity market.

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

  PJM Capacity Litigation (PPL, PPL Energy Supply and PPL Electric)

  In December 2002, PPL was served with a complaint against PPL, PPL EnergyPlus and PPL Electric filed in the U.S. District Court for the Eastern District of Pennsylvania by a group of 14 Pennsylvania boroughs that apparently alleges, among other things, violations of the federal antitrust laws in connection with the pricing of installed capacity in the PJM daily market during the first quarter of 2001. These boroughs were wholesale customers of PPL Electric. The claims of the boroughs are similar to those previously alleged by a single borough in litigation brought in the same court that is still pending. In addition, in November 2003, PPL and PPL EnergyPlus were served with a complaint which was filed in the same court by Joseph Martorano, III (d/b/a ENERCO), that also alleges violations of the federal antitrust laws in early 2001. The complaint indicates that ENERCO provides consulting and energy procurement services to clients in Pennsylvania and New Jersey. In September 2004, this complaint was dismissed by the District Court and the plaintiff has appealed the dismissal to the U.S. Court of Appeals for the Third Circuit.

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

  PJM Billing (PPL, PPL Energy Supply and PPL Electric)

  In December 2004, Exelon Corporation, on behalf of its subsidiary, PECO Energy, Inc. (PECO), filed a complaint against PJM and PPL Electric with the FERC alleging that PJM had overcharged PECO from April 1998 through May 2003 as a result of an error by PJM in the State Estimator Program used in connection with billing all PJM customers for certain transmission, spot market energy and ancillary services charges. Specifically, the complaint alleges that PJM mistakenly identified PPL Electric's Elroy substation transformer as belonging to PECO and that, as a consequence, during times of congestion, PECO's bills for transmission congestion from PJM erroneously reflected energy that PPL Electric took from the Elroy substation and used to serve PPL Electric's load. The complaint requests the FERC, among other things, to direct PPL Electric to refund to PJM $39 million, plus interest of approximately $8 million, and for PJM to refund these same amounts to PECO. PPL Electric and PPL Energy Supply do not believe that they or any PPL subsidiaries have any financial responsibility or liability to PJM or PECO as a result of PJM's alleged error. PPL Electric and PPL Energy Supply cannot predict the outcome of this matter or the impact on any PPL subsidiary.

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

  In June 2004, FERC approved certain changes to its standards for granting market-based rate authority. As a result of the schedule adopted by the FERC, PPL EnergyPlus, PPL Electric, PPL Montana and most of PPL Generation's subsidiaries were required to file in November 2004 updated analyses demonstrating that they should continue to maintain market-based rate authority under the new standards. PPL made two filings, one for PPL Montana and one for most of the other PPL subsidiaries. The Montana Public Service Commission and the Montana Consumer Counsel filed pleadings opposing the filing by PPL Montana. The Montana Public Service Commission requested that the FERC hold a hearing on the market-based rate renewal application, while the Montana Consumer Counsel suggested applying an altered version of the FERC's tests for assessing market power in reviewing the renewal application. The PJM Industrial Customer Coalition, the PP&L Industrial Customer Alliance and the consumer advocates of Maryland and Pennsylvania filed pleadings opposing the filings by the other PPL subsidiaries. These parties challenge the FERC's continued reliance on market-based rates to yield just and reasonable prices for wholesale electric transactions and suggest that the FERC change its tests for market power to include capacity and ancillary services markets. While PPL believes its filings demonstrate that all PPL subsidiaries pass the new tests established by the FERC in June 2004, PPL cannot predict the outcome of these proceedings.

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

  Wallingford Deactivation (PPL and PPL Energy Supply)

  In January 2003, PPL negotiated an agreement with ISO - New England that would declare that four of the five units at PPL's Wallingford, Connecticut facility are "reliability must run" units and put those units under cost-based rates. This agreement and the cost-based rates are subject to the FERC's approval, and PPL filed a request with the FERC for such approval. PPL requested authority for cost-based rates because the current and anticipated wholesale prices in New England are insufficient to cover the costs of keeping these units available for operation. In March 2003, PPL filed an application with the New England Power Pool to temporarily deactivate these four units. In May 2003, the FERC denied PPL's request for cost-based rates in light of the FERC's changes to the market and bid mitigation rules of ISO - New England made in a similar case involving generating units owned by NRG Energy, Inc. PPL subsequently has explained to the FERC that its changes to the market and bid mitigation rules of ISO - New England will not provide sufficient revenues to PPL, and PPL continues to seek approval of its cost-based rates. However, PPL has informed the New England Power Pool that it will not pursue its request to temporarily deactivate certain Wallingford units. In February 2004, PPL appealed the FERC's denial of its request for cost-based rates to the U.S. Court of Appeals for the District of Columbia Circuit. PPL cannot predict the outcome of this matter.

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

  To qualify for the Section 29 tax credits, the synthetic fuel must meet three primary conditions: (i) there must be a significant chemical change in the coal feedstock, (ii) the product must be sold to an unaffiliated entity, and (iii) the production facility must have been placed in service before July 1, 1998. In addition, Section 29 provides for the phase-out of the synthetic fuel tax credit when the reference price for crude oil, as adjusted for inflation, exceeds a certain threshold. The reference price is the annual average wellhead price per barrel for all unregulated domestic crude oil. The average reference price for crude oil through October 31, 2004, was $36.18 per barrel. Accordingly, the tax credit phase-out did not impact results in 2004. Accounting for inflation, PPL estimates that the 2005 tax credit phase-out would start at $51.15 per barrel and the tax credit would be totally eliminated at $64.20 per barrel.

  A PPL subsidiary owns and operates the Somerset facility. In November 2001, PPL received a private letter ruling from the IRS pursuant to which, among other things, the IRS concluded that the synthetic fuel produced at the Somerset facility qualifies for Section 29 tax credits. The Somerset facility uses the Covol technology to produce synthetic fuel, and the IRS issued the private letter ruling after its review and approval of that technology. In reliance on this private letter ruling, PPL has sold synthetic fuel produced at the Somerset facility resulting in an aggregate of approximately $205 million of tax credits as of December 31, 2004.

  PPL owns a limited partnership interest in the entity that owns and operates the Tyrone facility. In April 2004, this entity received a private letter ruling from the IRS. Similar to its conclusions relating to the Somerset facility, the IRS concluded that the synthetic fuel to be produced at the Tyrone facility qualifies for Section 29 tax credits. In reliance on this private letter ruling, this entity has sold synthetic fuel produced at the Tyrone facility resulting in an aggregate of approximately $15 million of tax credits as of December 31, 2004. The Tyrone facility commenced commercial operations in the third quarter of 2004, after being relocated to Kentucky from Pennsylvania.

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

  PPL believes that the October 2003 IRS announcement and its receipt of the private letter ruling for the Tyrone facility following this announcement confirms that PPL is justified in its reliance on the private letter rulings for the Somerset and Tyrone facilities, and that the test results that PPL presented to the IRS in connection with its private letter rulings are scientifically valid. In addition, PPL believes that the Somerset facility and the Tyrone facility have been operated in compliance with their respective private letter rulings and Section 29 of the Internal Revenue Code.

  In October 2003, following the IRS announcement, it was reported that the U.S. Senate Permanent Subcommittee on Investigations, of the Committee on Governmental Affairs, had begun an investigation of the synthetic fuel industry and its producers. That investigation is ongoing. PPL cannot predict when the investigation will be completed or the potential results of the investigation.

  During 2004, certain other owners or operators of synthetic fuel facilities reported that the IRS had questioned whether their facilities were placed in service before July 1, 1998. Whether or not a facility meets the "placed-in service" requirement is based on the particular facts and circumstances relating to the operation of that facility. PPL is not aware of the facts and circumstances relating to the operation of the facilities being questioned by the IRS or the specific IRS position in these other matters. However, PPL believes that the Tyrone and Somerset facilities meet the in-service requirement.

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

  Air (PPL and PPL Energy Supply)

  The Clean Air Act deals, in part, with acid rain, attainment of federal ambient ozone standards, fine particulate matter standards and toxic air emissions in the U.S. PPL's subsidiaries are in substantial compliance with the Clean Air Act. The Bush administration's Clear Skies Initiative and proposals of certain members of Congress would amend the Clean Air Act. These amendments could require significant further reductions in emissions of nitrogen oxide and sulfur dioxide and reductions in emission of mercury. Although the Bush administration's Clear Skies Initiative does not include limits on carbon dioxide emissions, rising concerns about global warming have prompted several states to pass legislation capping carbon emissions and other bills have been introduced at the federal level proposing mandatory carbon dioxide reductions. An initiative is underway in nine Northeast states to propose a cap-and-trade program, the details of which are expected to be released in mid-2005 for carbon dioxide emissions from fossil fuel-fired power plants. Increased pressure is also coming from investor organizations and the international community. Pennsylvania and Montana have not, at this time, established any formal programs to address carbon dioxide and other greenhouse gases. If these or other legislative or regulatory initiatives result in mandatory reductions being imposed, the cost of such reductions could be significant.

  The EPA has developed new standards for ambient levels of ozone and fine particulates in the U.S. These standards have been upheld following court challenges. To facilitate attainment of these standards, the EPA has proposed a rule (now called the Clean Air Interstate Rule - CAIR) for 29 midwestern and eastern states, including Pennsylvania, to reduce national sulfur dioxide emissions by 40% (about 50% in the CAIR region) and to extend the currently seasonal program for nitrogen oxide emission reductions to a year-round program (in the CAIR region) starting in 2010. Starting in 2015, the proposed rule would require further reductions in sulfur dioxide and nitrogen oxide of 30% and 20%, respectively, from 2010 levels. The proposed rule would allow these reductions to be achieved through cap-and-trade programs, and is consistent with the Bush administration's proposed amendments to the Clean Air Act, except that it applies to only the 29 states. In order to continue meeting existing sulfur dioxide reduction requirements of the Clean Air Act, PPL will need to use its banked sulfur dioxide allowances and to purchase additional allowances. Currently, PPL has enough sulfur dioxide allowances to cover expected consumption through 2006, but will experience shortfalls in some years after 2006. As a result and based on projected allowance prices, PPL plans to complete the installation of sulfur dioxide scrubbers at its Montour Units 1 and 2 by 2008 and Brunner Island Unit 3 by 2010. PPL also is evaluating under CAIR the possible installation of SCR technology to reduce nitrogen oxide emissions at Brunner Island Unit 3 at a later date. The combined cost of the scrubbers at Montour and Brunner Island and of the SCR at Brunner Island is expected to be approximately $730 million.

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

  The Ozone Transport Commission (consisting of Pennsylvania and ten other states and the District of Columbia) has passed a resolution calling for reductions in sulfur dioxide, nitrogen oxide and mercury emissions that are more stringent than those proposed by EPA or contemplated by the Clear Skies Initiative. Should Pennsylvania implement such reductions, the cost to PPL is not now determinable but could be significant.

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

  In 2003, the EPA issued changes to its "New Source" regulations that clarify what projects are exempt from "New Source" requirements as routine maintenance and repair. Under these clarifications, any project to replace existing equipment with functionally equivalent equipment would be considered routine maintenance and excluded from "New Source" review if the cost of the replaced equipment does not exceed 20% of the replacement cost of the entire process unit, the basic design is not changed and no permit limit is exceeded. These clarifications would substantially reduce the uncertainties under the prior "New Source" regulations; however, they have been stayed by the U.S. Court of Appeals for the District of Columbia Circuit. PPL is therefore continuing to operate under the "New Source" regulations as they existed prior to the EPA's 2003 clarifications.

  The New Jersey DEP and some New Jersey residents raised environmental concerns with respect to the Martins Creek plant, particularly with respect to sulfur dioxide emissions and the opacity of the plant's plume. These issues were raised in the context of an appeal by the New Jersey DEP of the Air Quality Plan Approval issued by the Pennsylvania DEP to the adjacent Lower Mt. Bethel facility. In October 2003, PPL finalized an agreement with the New Jersey DEP and the Pennsylvania DEP pursuant to which PPL will reduce sulfur dioxide emissions from its Martins Creek power plant. Under the agreement, PPL Martins Creek will shut down the plant's two coal-fired generating units by September 2007 and may repower them any time after shutting them down so long as it follows all applicable state and federal requirements, including installing the best available pollution control technology. Pursuant to the agreement, PPL Martins Creek began reducing the fuel sulfur content for the coal units as well as the plant's two oil-fired units in June 2004. In addition, PPL will donate to a non-profit organization 70% of the excess emission allowances and emission reduction credits that result from shutting down or repowering the coal units. As a result of the agreement, the New Jersey DEP withdrew its challenge to the Air Quality Plan Approval for the Lower Mt. Bethel facility. The agreement will not result in material costs to PPL. The agreement does not address the issues raised by the New Jersey DEP regarding the visible opacity of emissions from the oil-fired units at the Martins Creek plant. If it is determined that actions must be taken to address the visible opacity of these emissions, such actions could result in costs that are not now determinable, but could be significant.

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

  In December 2003, PPL Montana, as operator of the Colstrip facility, received an Administrative Compliance Order (ACO) from the EPA pursuant to the Clean Air Act. The ACO alleges that Units 3 and 4 of the facility have been in violation of the Clean Air Act permit at Colstrip since 1980. The permit required Colstrip to submit for review and approval by the EPA an analysis and proposal for reducing emissions of nitrogen oxide to address visibility concerns if and when the EPA promulgates Best Available Retrofit Technology requirements for nitrogen oxide emissions. The EPA is asserting that regulations it promulgated in 1980 triggered this requirement. PPL believes that the ACO is unfounded and is discussing the matter with the EPA. In addition, the Montana Department of Environmental Quality (DEQ) is questioning whether the permit limits for sulfur dioxide emissions from Colstrip Units 3 and 4 are too high under provisions of the Clean Air Act that limit allowable emissions from sources built after 1978. PPL is engaged in settlement negotiations on these matters with the EPA, the Montana DEQ and the Northern Cheyenne Tribe.

  Water/Waste (PPL and PPL Energy Supply)

  Seepages have been detected at one of the wastewater basins at the Montour station, and PPL Montour is working with the Pennsylvania DEP to assess the seepage and develop an abatement plan. PPL Brunner Island is assessing impacted groundwater at two closed wastewater basins to determine what abatement actions may be needed. PPL plans to comprehensively address issues related to wastewater basins at all of its Pennsylvania plants as part of the process to renew the residual waste permits for these basins which expire within the next three years. The cost of addressing seepages at PPL's Pennsylvania plants is not now determinable, but could be significant.

  PPL Montana continues to undertake certain groundwater investigation and remediation measures at its Colstrip plant to address groundwater contamination and property damage claims noted below. These measures include offering to extend city water to certain residents who live near the plant. The costs of these investigations and remedial measures are not now determinable, but could be significant.

  In May 2003, approximately 50 plaintiffs brought an action now pending at the Montana Sixteenth Judicial District Court, Rosebud County, against PPL Montana and the other owners of the Colstrip plant alleging property damage from seepage from the freshwater and wastewater ponds at Colstrip. This action could result in PPL Montana and the other Colstrip owners being liable for damages and being required to take additional remedial measures beyond those noted above. The cost to PPL Montana of any such damages and remedial measures is not now determinable, but could be significant.

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

  The EPA recently finalized requirements for new or modified water intake structures. These requirements affect where generating facilities are built, establish intake design standards, and could lead to requirements for cooling towers at new and modified power plants. Another new rule that was finalized in July 2004 addresses existing structures. PPL does not believe that either of these rules will impose material costs on PPL subsidiaries. However, six northeastern states have challenged the new rules for existing structures as being inadequate. If this challenge is successful, it could result in the EPA establishing stricter standards for existing structures that could impose significant costs on PPL subsidiaries.

  Superfund and Other Remediation

  (PPL, PPL Energy Supply and PPL Electric)

  In 1995, PPL Electric and PPL Generation entered into a consent order with the Pennsylvania DEP to address a number of sites that were not being addressed under another regulatory program such as Superfund, but for which PPL Electric or PPL Generation may be liable for remediation. This may include potential PCB contamination at certain PPL Electric substations and pole sites; potential contamination at a number of coal gas manufacturing facilities formerly owned or operated by PPL Electric; oil or other contamination which may exist at some of PPL Electric's former generating facilities; and potential contamination at abandoned power plant sites owned by PPL Generation. As of December 31, 2004, work has been completed for 98% of the sites included in the consent order. Additional sites formerly owned or operated by PPL Electric are added to the consent order on a case-by-case basis.

  In 1996, PPL Gas Utilities entered into a similar consent order with the Pennsylvania DEP to address a number of sites where subsidiaries of PPL Gas Utilities may be liable for remediation. The sites primarily include former coal gas manufacturing facilities. Subsidiaries of PPL Gas Utilities are also investigating the potential for any mercury contamination from gas meters and regulators. Accordingly, PPL Gas Utilities and the Pennsylvania DEP have agreed to add 72 meter/regulation sites to the consent order. As of December 31, 2004, PPL Gas Utilities had addressed 48% of the sites under its consent order.

  Since the PPL Electric Consent Order expired on January 31, 2005, and since only four sites remained, PPL has negotiated a new consent order with Pennsylvania DEP that combines both PPL Electric's and PPL Gas Utilities' consent orders into one single agreement.

  At December 31, 2004, PPL Electric and PPL Gas Utilities had accrued approximately $3 million and $8 million, representing the estimated amounts each will have to spend for site remediation, including those sites covered by each company's consent orders mentioned above. Depending on the outcome of investigations at sites where investigations have not begun or have not been completed, the costs of remediation and other liabilities could be substantial. PPL also could face other non-remediation liabilities at sites included in the consent order or other contaminated sites, the costs of which are not now determinable, but could be significant.

  (PPL and PPL Energy Supply)

  Under the Pennsylvania Clean Streams Law, subsidiaries of PPL Generation are obligated to remediate acid mine drainage at former mine sites and may be required to take additional measures to prevent potential acid mine drainage at previously capped refuse piles. One PPL Generation subsidiary is pumping and treating mine water at two mine sites. Another PPL Generation subsidiary is installing passive wetlands treatment at a third site, and the Pennsylvania DEP has suggested that it may require that PPL Generation subsidiary to pump and treat the mine water at that third site. At December 31, 2004, a PPL Energy Supply subsidiary had accrued $28 million to cover the costs of pumping and treating groundwater at the two mine sites for 50 years and for operating and maintaining passive wetlands treatment at the third site.

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

  Electric and Magnetic Fields (PPL, PPL Energy Supply and PPL Electric)

  Concerns have been expressed by some members of the public regarding potential health effects of power frequency electric and/or magnetic fields (EMFs), which are emitted by all devices carrying electricity, including electric transmission and distribution lines and substation equipment. Government officials in the U.S. and the U.K. have reviewed this issue. The U.S. National Institute of Environmental Health Sciences concluded in 2002 that, for most health outcomes, there is no evidence of EMFs causing adverse effects. The agency further noted that there is some epidemiological evidence of an association with childhood leukemia, but that this evidence is difficult to interpret without supporting laboratory evidence. The U.K. National Radiological Protection Board concluded in 2004 that, while the research on EMFs does not provide a basis to find that EMFs cause any illness, there is a basis to consider precautionary measures beyond existing exposure guidelines. PPL and its subsidiaries believe the current efforts to determine whether EMFs cause adverse health effects should continue and are taking steps to reduce EMFs, where practical, in the design of new transmission and distribution facilities. PPL is unable to predict what effect, if any, the EMF issue might have on its operations and facilities either in the U.S. or abroad, and the associated cost, or what, if any, liabilities it might incur related to the EMF issue.

  Lower Mt. Bethel (PPL and PPL Energy Supply)

  In August 2002, the Northampton County Court of Common Pleas issued a decision setting the permissible noise levels for operation of the Lower Mt. Bethel facility. PPL appealed the court's decision to the Commonwealth Court, and an intervenor in the lawsuit cross-appealed the court's decision. In May 2003, the Commonwealth Court remanded the case to the Court of Common Pleas for further findings of fact concerning the zoning application relating to the construction of the facility. In September 2003, the Court of Common Pleas ruled in PPL's favor while also reaffirming its decision on the noise levels, and the intervenor appealed this ruling to the Commonwealth Court. In April 2004, the Commonwealth Court affirmed the decision of the Court of Common Pleas. The intervenor has pending before the Supreme Court of Pennsylvania a Petition for Allowance of Appeal.

  The certificate of occupancy for the Lower Mt. Bethel facility was issued by the local township zoning officer in April 2004, and the facility was placed in service in May 2004. In May 2004, the intervenor in the legal proceedings regarding the facility's permissible noise levels filed an appeal with the township board regarding the issuance of the certificate of occupancy. The hearing on the appeal was held in December 2004, and the intervenor's appeal was denied.

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

  Other

  Nuclear Insurance (PPL and PPL Energy Supply)

  PPL Susquehanna is a member of certain insurance programs which provide coverage for property damage to members' nuclear generating stations. Facilities at the Susquehanna station are insured against property damage losses up to $2.75 billion under these programs. PPL Susquehanna is also a member of an insurance program which provides insurance coverage for the cost of replacement power during prolonged outages of nuclear units caused by certain specified conditions. Under the property and replacement power insurance programs, PPL Susquehanna could be assessed retroactive premiums in the event of the insurers' adverse loss experience. At December 31, 2004, this maximum assessment was about $39 million.

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

  Guarantees and Other Assurances

  (PPL, PPL Energy Supply and PPL Electric)

  In the normal course of business, PPL, PPL Energy Supply and PPL Electric enter into agreements that provide financial performance assurance to third parties on behalf of certain subsidiaries. Such agreements include, for example, guarantees, stand-by letters of credit issued by financial institutions and surety bonds issued by insurance companies. These agreements are entered into primarily to support or enhance the creditworthiness attributed to a subsidiary on a stand-alone basis or to facilitate the commercial activities in which these subsidiaries enter.

  (PPL)

  PPL fully and unconditionally guarantees all of the debt securities of PPL Capital Funding, a wholly owned financing subsidiary of PPL.

  (PPL, PPL Energy Supply and PPL Electric)

  PPL, PPL Energy Supply and PPL Electric provide certain guarantees that are required to be disclosed in accordance with FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34." The table below details guarantees provided as of December 31, 2004:

	Recorded Liability at December 31,		Exposure at December 31,	Expiration
	2004	2003	2004 (a)	Date	Description

PPL

Residual value guarantees of leased equipment			$6	2005	(c)

PPL Energy Supply (b)

WPD LLP guarantee of obligations under SIUK Capital Trust I preferred securities			82	2027

  WPD LLP guarantees all of the obligations of SIUK Capital Trust I, an unconsolidated wholly owned financing subsidiary of WPD LLP, under its trust preferred securities. The exposure at December 31, 2004, reflects principal payments only. See Note 22 for further discussion.

Letters of credit issued on behalf of affiliates			8	2005

  Standby letter of credit arrangements under PPL Energy Supply's $300 million three-year credit facility for the purposes of protecting various third parties against nonperformance by PPL and PPL Gas Utilities. This is not a guarantee of PPL on a consolidated basis.

Support agreements to guarantee partnerships' obligations for the sale of coal			9	2007

  PPL Generation has entered into certain partnership arrangements for the sale of coal to third parties. PPL Generation also has executed support agreements for the benefit of these third-party purchasers pursuant to which it guarantees the partnerships' obligations in an amount up to its pro rata ownership interest in the partnerships.

Retroactive premiums under nuclear insurance programs			39

  PPL Susquehanna is contingently obligated to pay this amount related to potential retroactive premiums that could be assessed under its nuclear insurance programs. See "Nuclear Insurance" for additional information.

Nuclear claims under The Price Anderson Amendments Act of 1988			201

  Under the Price Anderson Amendments Act of 1988, this is the maximum amount PPL Susquehanna could be assessed for each incident at any of the nuclear reactors covered by this Act. See "Nuclear Insurance" for additional information.

Contingent purchase price payments to former owners of synfuel projects	$11	$4	56	2007

  Certain agreements relating to the purchase of ownership interests in synfuel projects contain provisions that require certain PPL Energy Supply subsidiaries to make contingent purchase price payments to the former owners. These payments are non-recourse to PPL, PPL Energy Supply and their other subsidiaries and are based primarily upon production levels of the synfuel projects. The maximum potential amount of future payments is not explicitly stated in the related agreements.

Residual value guarantees of leased equipment			3	2005	(c)

WPD guarantee related to a contract assigned as part of a sale of one of its businesses			20	2005	Guarantee of a payment (£10 million) under a contract that was assigned as part of a sale of one of WPD's businesses.

Indemnifications for entities in liquidation			293	2008 to 2012

  In connection with the liquidation of wholly owned subsidiaries that have been deconsolidated upon turning the entities over to the liquidators, certain affiliates of PPL Global have agreed to indemnify the liquidators, directors and/or the entities themselves for any liabilities or expenses arising during the liquidation process, including liabilities and expenses of the entities placed into liquidation. In some cases, the indemnifications are limited to a maximum amount that is based on distributions made from the subsidiary to its parent either prior or subsequent to being placed into liquidation. In other cases, the maximum amount of the indemnifications is not explicitly stated in the agreements. The indemnifications generally expire two to seven years subsequent to the date of dissolution of the entities. The exposure noted is only for those cases in which the agreements provide for a specific limit on the amount of the indemnification, and the expiration date was based on an estimate of the dissolution date of the entities.

WPD guarantee of an unconsolidated entity's lease obligations			2	2008	The maximum potential amount of future payments is not explicitly stated in the related agreements.

Written put options for commodities			7	2005

  PPL EnergyPlus enters into written put option contracts under which, in exchange for a premium received, it agrees to purchase a specified quantity of a commodity for a specified price if the counterparty exercises the option.

PPL Electric (b)

Guarantee of a portion of an unconsolidated entity's debt			7	2008	The exposure at December 31, 2004, reflects principal payments only.

Residual value guarantees of leased equipment	1	16	81	2005	(c)

(a)	Represents the estimated maximum potential amount of future payments that could be required to be made under the guarantee.
(b)	Other than the letters of credit, all guarantees of PPL Energy Supply and PPL Electric also apply to PPL on a consolidated basis.
(c)

  PPL Services, PPL Montana and PPL Electric lease certain equipment under master operating lease agreements. The term for each piece of equipment leased by PPL Services and PPL Montana is one year, after which time the lease may be extended from month-to-month until terminated. The term for each piece of equipment leased by PPL Electric ranges from one to three years, after which time the lease term may be extended for certain equipment either (i) from month-to-month until terminated or (ii) for up to two additional years. Under these lease arrangements, PPL Services, PPL Montana and PPL Electric provide residual value guarantees to the lessors. PPL Services, PPL Montana and PPL Electric generally could be required to pay the guaranteed residual value of the leased equipment if the proceeds received from the sale of a piece of equipment upon termination of the lease are less than the expected residual value of the equipment. These guarantees generally expire within one year, unless the lease terms are extended. The liability recorded is included in "Other current liabilities" on the Balance Sheet. Although the expiration date noted is 2005, equipment of similar value is generally leased and guaranteed on an on-going basis.

  PPL, PPL Energy Supply and PPL Electric and their subsidiaries provide other miscellaneous guarantees through contracts entered into in the normal course of business. These guarantees are primarily in the form of various indemnifications or warranties related to services or equipment, and vary in duration. The obligated amounts of these guarantees often are not explicitly stated, and the overall maximum amount of the obligation under such guarantees cannot be reasonably estimated. Historically, PPL, PPL Energy Supply and PPL Electric and their subsidiaries have not made any significant payments with respect to these types of guarantees. As of December 31, 2004, the aggregate fair value of these indemnifications related to arrangements entered into subsequent to December 31, 2002, was insignificant. Among these guarantees are the following:

•	The companies' or their subsidiaries' leasing arrangements, including those discussed above, contain certain indemnifications in favor of the lessors (e.g., tax and environmental matters).

•

  In connection with their issuances of securities, the companies and their subsidiaries engage underwriters, purchasers and purchasing agents to whom they provide indemnification for damages incurred by such parties arising from the companies' material misstatements or omissions in the related offering documents. In addition, in connection with these securities offerings and other financing transactions, the companies also engage trustees or custodial, escrow or other agents to act for the benefit of the investors or to provide other agency services. The companies and their subsidiaries typically provide indemnification to these agents for any liabilities or expenses incurred by them in performing their obligations.

•

  In connection with certain of their credit arrangements, such as the asset-backed commercial paper program in which PPL Electric began participating in August 2004, the companies provide the creditors or credit arrangers with indemnification that is standard for each particular type of transaction. For instance, under the credit agreement for the asset-backed commercial paper program, PPL Electric and its special purpose subsidiary have agreed to indemnify the commercial paper conduit, the sponsoring financial institution and the liquidity banks for damages incurred by such parties arising from, among other things, a breach by PPL Electric or the subsidiary of their various representations, warranties and covenants in the credit agreement, PPL Electric's activities as servicer with respect to the pledged accounts receivable and any dispute by PPL Electric's customers with respect to payment of the accounts receivable.

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

  Related Party Transactions

  Affiliate Trusts (PPL and PPL Energy Supply)

  See Note 22 for a discussion of PPL Capital Funding Trust I and SIUK Capital Trust I, and see Note 8 for a discussion of various transactions involving PPL Capital Funding subordinated notes that were held by PPL Capital Funding Trust I. As of December 31, 2004 and 2003, $89 million and $681 million is reflected as "Long-term Debt with Affiliate Trusts" on PPL's Balance Sheet, and $89 million is reflected, as of both dates, as "Long-term Debt with Affiliate Trust" on PPL Energy Supply's Balance Sheet.

  PLR Contracts (PPL Energy Supply and PPL Electric)

  PPL Electric has power sales agreements with PPL EnergyPlus, effective January 1, 2002, to supply all of PPL Electric's PLR load through 2009. Under these contracts, PPL EnergyPlus provides electricity at the predetermined capped prices that PPL Electric is authorized to charge its PLR customers. These purchases totaled $1.5 billion in 2004 and $1.4 billion in 2003 and 2002, including nuclear decommissioning recovery and amortization of an up-front contract payment. These purchases are included in the Statement of Income as "Energy purchases from affiliate" by PPL Electric, and as "Wholesale energy marketing to affiliate" revenues by PPL Energy Supply.

  Under one of the PLR contracts, PPL Electric is required to make performance assurance deposits with PPL EnergyPlus when the market price of electricity is less than the contract price by more than its contract collateral threshold. Conversely, PPL EnergyPlus is required to make performance assurance deposits with PPL Electric when the market price of electricity is greater than the contract price by more than its contract collateral threshold. At December 31, 2004, PPL Energy Supply was required to provide PPL Electric with performance assurance of $300 million, the maximum amount required under the contract. PPL Energy Supply's deposit with PPL Electric was $300 million at December 31, 2004. This deposit is shown on the Balance Sheet as "Collateral on PLR energy supply to/from affiliate," a current asset of PPL Energy Supply and a current liability of PPL Electric. On their Statements of Cash Flows, PPL Electric treats the collateral as cash provided by operating activities, and PPL Energy Supply treats it as cash used in operating activities. PPL Electric pays interest equal to the one-month LIBOR plus 0.5% on this deposit, which is included in "Interest Expense" on the Statement of Income.

  In 2001, PPL Electric made a $90 million up-front payment to PPL EnergyPlus in connection with the PLR contracts. The up-front payment is being amortized by both parties over the term of the PLR contracts. The unamortized balance of this payment, and other payments under the contract, was $58 million at December 31, 2004 and $70 million at December 31, 2003. This balance is reported on the Balance Sheet as "Prepayment on PLR energy supply from affiliate" by PPL Electric and as "Deferred revenue on PLR energy supply to affiliate" by PPL Energy Supply.

  NUG Purchases (PPL Energy Supply and PPL Electric)

  PPL Electric has a reciprocal contract with PPL EnergyPlus to sell electricity purchased under contracts with NUGs. PPL Electric purchases electricity from the NUGs at contractual rates and then sells the electricity at the same price to PPL EnergyPlus. These purchases totaled $154 million in 2004, $152 million in 2003 and $160 million in 2002. These amounts are included in the Statement of Income as "Wholesale electric to affiliate" revenues by PPL Electric, and as "Energy purchases from affiliate" by PPL Energy Supply.

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

	2004	2003	2002

Direct expenses

PPL Energy Supply	$102	$94	$88

PPL Electric	59	56	56

Overhead costs

PPL Energy Supply	69	63	38

PPL Electric	29	27	28

  Intercompany Borrowings

  (PPL Energy Supply)

  PPL Energy Supply subsidiaries had no notes receivable from affiliates at December 31, 2004. At December 31, 2003, a PPL Energy Supply subsidiary had a $2 million note receivable from an affiliate with interest equal to the one-month LIBOR plus 3%. Interest earned on loans to affiliates, included in "Other Income - net" on the Statement of Income, was $6 million, $16 million and $22 million for 2004, 2003 and 2002.

  In May 2004, PPL Energy Supply issued a $495 million note payable to an affiliate, which is shown on the Balance Sheet as "Note Payable to Affiliate." The note matures in May 2006 with interest payable monthly in arrears at LIBOR plus 1%.

  Interest expense with affiliate, as shown on the Statement of Income, was $8 million, $1 million and $3 million for 2004, 2003 and 2002.

  (PPL Electric)

  In August 2004, a PPL Electric subsidiary made a $300 million demand loan to an affiliate, with interest due quarterly at a rate equal to the 3-month LIBOR plus 1.25%. This loan is shown on the Balance Sheet as "Note Receivable from Affiliate."

  Interest earned on loans to affiliates, included in "Other Income - net" on the Statement of Income, was $3 million for both 2004 and 2003 and $9 million for 2002.

  Trademark Royalties (PPL Energy Supply)

  In the fourth quarter of 2002, a PPL subsidiary that owns PPL trademarks began billing certain affiliates which use these trademarks. PPL Energy Supply was allocated $34 million of this license fee in 2004, $39 million in 2003 and $8 million in 2002. These allocations are primarily included in "Other Operation and Maintenance" on the Statement of Income.

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

  Other Income - Net

  (PPL)

  The breakdown of PPL's "Other Income - net" was as follows:

	2004	2003	2002

Other Income

Interest income - IRS settlement	$23

Other interest income	16	$12	$28

Sale of CEMAR (Note 9)	23

Equity earnings	3		2

Realized earnings on nuclear decommissioning trust (a)	(7)	20

Gain by WPD on the disposition of property	3	3	6

Hyder-related activity	3	8

Rental income		4

Reduction of reserves for receivables from Enron		10

Legal claim settlements		3

Miscellaneous - domestic	7	8	5

Miscellaneous - international	7	10	13

Total	78	78	54

Other Deductions

Impairment of investment in technology supplier (Note 9)	10

Asset valuation write-down		3	1

Charitable contributions	2	2	2

Realized loss on available-for-sale investment	6

Non-operating taxes, other than income	2	1	3

Hyder-related activity			5

Miscellaneous - domestic	6	4	7

Miscellaneous - international	11	10	7

Other Income - net	$41	$58	$29

(a)

  2004 includes a $(10) million and a $(2) million adjustment to the realized earnings on the nuclear decommissioning trust recorded in 2003 and 2004, respectively. The adjustment was recorded in the fourth quarter of 2004, as the adjustment was not material to the financial statements for any affected periods in 2003 or 2004, or as recorded in the fourth quarter of 2004.

  (PPL Energy Supply)

  The breakdown of PPL Energy Supply's "Other Income - net" was as follows:

	2004	2003	2002

Other Income

Interest income - IRS settlement	$15

Affiliated interest income	6	$16	$22

Other interest income	10	8	18

Sale of CEMAR (Note 9)	23

Reduction of reserves for receivables from Enron		10

Gain by WPD on the disposition of property	3	3	6

Legal claim settlements		3

Realized earnings on nuclear decommissioning trust (a)	(7)	20

Rental income		4

Equity earnings	4	4	3

Hyder-related activity	3	8

Miscellaneous - domestic	3	6	3

Miscellaneous - international	7	11	13

Total	67	93	65

Other Deductions

Loss on sale of property		2

Asset valuation write-down		3	1

Non-operating taxes, other than income	2	2	2

Hyder-related activity			5

Miscellaneous - domestic	3	3	6

Miscellaneous - international	11	10	7

Other Income - net	$51	$73	$44

(a)

  2004 includes a $(10) million and a $(2) million adjustment to the realized earnings on the nuclear decommissioning trust recorded in 2003 and 2004, respectively. The adjustment was recorded in the fourth quarter of 2004, as the adjustment was not material to the financial statements for any affected periods in 2003 or 2004, or as recorded in the fourth quarter of 2004.

  (PPL Electric)

  The breakdown of PPL Electric's "Other Income - net" was as follows:

	2004	2003	2002

Other Income

Affiliated interest income	$3	$3	$9

Interest income - IRS settlement	8

Other interest income	5	4	8

Miscellaneous			1

Total	16	7	18

Other Deductions

Miscellaneous	1	1	2

Other Income - net	$15	$6	$16

  Derivative Instruments and Hedging Activities

  (PPL and PPL Energy Supply)

  PPL and PPL Energy Supply adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," on January 1, 2001. In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amended and clarified SFAS 133 to improve financial accounting and reporting for derivative instruments and hedging activities. To ensure that contracts with comparable characteristics are accounted for similarly, SFAS 149 clarified the circumstances under which a contract with an initial net investment meets the characteristics of a derivative, clarified when a derivative contains a financing component, amended the definition of an "underlying" and amended certain other existing pronouncements. Additionally, SFAS 149 placed additional limitations on the use of the normal purchase or normal sale exception. SFAS 149 was effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003, except certain provisions relating to forward purchases or sales of when-issued securities or other securities that did not yet exist. PPL adopted SFAS 149 as of July 1, 2003. The adoption of SFAS 149 did not have a significant impact on PPL or PPL Energy Supply.

  Management of Market Risk Exposures

  Market risk is the potential loss PPL and PPL Energy Supply may incur as a result of price changes associated with a particular financial or commodity instrument. PPL and PPL Energy Supply are exposed to market risk from:

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

  PPL and PPL Energy Supply utilize forward contracts, futures contracts, options, swaps and tolling agreements as part of its risk management strategy to minimize unanticipated fluctuations in earnings caused by commodity price, interest rate and foreign currency volatility. All derivatives are recognized on the balance sheet at their fair value, unless they meet SFAS 133 criteria for exclusion (see discussion in "Accounting Designations" below).

  Fair Value Hedges

  PPL and PPL Energy Supply enter into financial or physical contracts to hedge a portion of the fair value of firm commitments of forward electricity sales. These contracts range in maturity through 2006. Additionally, PPL and PPL Energy Supply enter into financial contracts to hedge fluctuations in market value of existing debt issuances. These contracts range in maturity through 2029.

  PPL and PPL Energy Supply did not recognize significant gains or losses resulting from hedges of firm commitments that no longer qualified as fair value hedges for 2004, 2003 or 2002.

  PPL and PPL Energy Supply also did not recognize any gains or losses resulting from the ineffective portion of fair value hedges for these years.

  Cash Flow Hedges

  PPL and PPL Energy Supply enter into financial and physical contracts, including forwards, futures and swaps, to hedge the price risk associated with electric, gas and oil commodities. These contracts range in maturity through 2010. Additionally, PPL and PPL Energy Supply enter into financial interest rate swap contracts to hedge interest expense associated with both existing and anticipated debt issuances. These swaps range in maturity through 2015 for PPL. PPL Energy Supply was not a party to any financial interest rate swap contracts as of December 31, 2004. PPL and PPL Energy Supply also enter into foreign currency forward contracts to hedge the cash flows associated with foreign currency-denominated debt, the exchange rates associated with firm commitments denominated in foreign currencies and the net investment of foreign operations. These forward contracts range in maturity through 2028.

  Cash flow hedges may be discontinued if it is probable that the original forecasted transaction will not occur by the end of the originally specified time period. Due to the extinguishment of a consolidated trust's debt related to the Sundance and University Park generating facilities in June 2004, interest rate swaps that hedged the interest payments on the debt were terminated. Therefore, PPL and PPL Energy Supply reclassified a $3 million pre-tax loss ($2 million after-tax) from other comprehensive income to "Interest Expense" on the Statement of Income for the twelve months ended December 31, 2004. Additionally, PPL and PPL Energy Supply discontinued certain cash flow hedges for the years ended December 31, 2003 and 2002, which resulted in the reclassification of the following net gains or losses, after tax, from other comprehensive income (reported in "Wholesale energy marketing" revenues, "Energy purchases" and "Interest Expense" on the Statement of Income):

	2004	2003	2002

PPL	$(2)	$(7)	$(9)

PPL Energy Supply	(2)	(7)

  Due to hedge ineffectiveness, PPL and PPL Energy Supply reclassified net gains and losses, after tax, that were not significant, from other comprehensive income (reported in "Wholesale energy marketing" revenues and "Energy purchases" on the Statement of Income) for the years ended December 31, 2004 and 2003. PPL and PPL Energy Supply reclassified a $2 million net loss, after tax, due to hedge ineffectiveness from other comprehensive income to income for the year ended December 31, 2002.

  Ineffectiveness associated with interest rate and foreign currency derivatives was not significant for 2004, 2003 and 2002.

  As of December 31, 2004, the deferred net loss, after tax, on derivative instruments in "Accumulated other comprehensive income" expected to be reclassified into earnings during the next twelve months was $42 million and $37 million for PPL and PPL Energy Supply.

  The following table shows the change in accumulated unrealized gains or losses on derivatives, after tax, in accumulated other comprehensive income for the following periods:

	2004	2003

PPL
Beginning accumulated derivative gain	$36	$7

Net change associated with current period hedging activities and other	(211)	(42)

Net change associated with net investment hedges	1	(6)

Net change from reclassification into earnings	105	77

Ending accumulated derivative gain (loss)	$(69)	$36

PPL Energy Supply
Beginning accumulated derivative gain	$56	$23

Net change associated with current period hedging activities and other	(206)	(44)

Net change associated with net investment hedges	1	(6)

Net change from reclassification into earnings	98	83

Ending accumulated derivative gain (loss)	$(51)	$56

  Accounting Designations

  For energy contracts that meet the definition of a derivative, the circumstances and intent existing at the time that energy transactions are entered into determine their accounting designation, which is subsequently verified by an independent internal group on a daily basis. The following summarizes the electricity guidelines that have been provided to the marketers who are responsible for contract designation for derivative energy contracts in accordance with SFAS 149:

•

  Any wholesale and retail contracts to sell electricity and the related capacity that are expected to be delivered from PPL's generation or that do not meet the definition of a derivative are considered "normal." These transactions are not recorded in the financial statements and have no earnings impact until delivery.

•	Physical electricity-only transactions can receive cash flow hedge treatment if all of the qualifications under SFAS 133 are met.

•	Any physical energy sale or purchase deemed to be a "market call" are considered speculative, with unrealized gains or losses recorded immediately through earnings.

•

  Financial transactions, which can be settled in cash, cannot be considered "normal" because they do not require physical delivery. These transactions receive cash flow hedge treatment if they lock in the price PPL will receive or pay for energy expected to be generated or purchased in the spot market.

•	Physical and financial transactions for gas and oil to meet fuel and retail requirements can receive cash flow hedge treatment if they lock-in the price PPL will pay in the spot market.

•

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

  In addition to energy-related transactions, PPL enters into financial interest rate and foreign currency swap contracts to hedge interest expense associated with both existing and anticipated debt issuances. PPL and PPL Energy Supply also enter into foreign currency swap contracts to hedge the fair value of firm commitments denominated in foreign currency and net investments in foreign operations. As with energy transactions, the circumstances and intent existing at the time of the transaction determine a contract's accounting designation, which is subsequently verified by an independent internal group on a daily basis. The following is a summary of certain guidelines that have been provided to PPL's treasury department, which is responsible for contract designation:

•

  Transactions to lock-in an interest rate prior to a debt issuance are considered cash flow hedges. Any unrealized gains or losses on transactions receiving cash flow hedge treatment are recorded in other comprehensive income and are amortized as a component of interest expense over the life of the debt.

•

  Transactions entered into to hedge fluctuations in the value of existing debt are considered fair value hedges. To the extent that the change in the fair value of the derivative offsets the change in the fair value of the existing debt, there is no earnings impact, as both changes are reflected in interest expense. Realized gains and losses over the life of the hedge are reflected in interest expense.

•

  Transactions entered into to hedge the value of a net investment of foreign operations are considered net investment hedges. To the extent that the derivatives are highly effective at hedging the value of the net investment, gains and losses are recorded in other comprehensive income/loss and will not be recorded in earnings until the investment is disposed of.

•	Derivative transactions which do not qualify for hedge accounting treatment are marked to market through earnings.

  Related Implementation Issues

  In June 2001, the FASB issued definitive guidance on DIG Issue C15, "Scope Exceptions: Normal Purchases and Normal Sales Exception for Certain Option-Type Contracts and Forward Contracts in Electricity." DIG Issue C15 provides additional guidance on the classification and application of derivative accounting rules relating to purchases and sales of electricity utilizing forward and option contracts. This guidance became effective as of July 1, 2001. In December 2001, the FASB revised the guidance in DIG Issue C15, principally related to the eligibility of options for the normal purchases and normal sales exception. The revised guidance was effective April 1, 2002. In November 2003, the FASB again revised the guidance in DIG Issue C15 to clarify the application of derivative accounting rules for contracts that may involve capacity. The guidance was effective January 1, 2004, for PPL and did not have a significant impact on its financial statements.

  In June 2003, the FASB issued DIG Issue C20, "Scope Exceptions: Interpretation of the Meaning of Not Clearly and Closely Related in Paragraph 10(b) Regarding Contracts with a Price Adjustment Feature," which became effective October 1, 2003. DIG Issue C20 addresses a requirement in SFAS 133 that contracts that qualify for normal treatment must feature pricing that is clearly and closely related to the asset being sold. Diversity in practice had developed among companies. DIG Issue C20 permits normal treatment if a price adjustment factor, such as a broad market index (e.g., Consumer Price Index), is not extraneous to both the cost and the fair value of the asset being sold and is not significantly disproportionate in terms of the magnitude and direction when compared with the asset being sold. However, DIG Issue C20 also stated that prior guidance did not permit the use of a broad market index to serve as a proxy for an ingredient or direct factor. Thus, DIG Issue C20 required that contracts that had been accounted for as normal, but were not eligible for normal treatment under prior guidance, be reflected on the balance sheet at their fair value, with an offsetting amount reflected in income as of the date of adoption. These contracts could then be evaluated under the provisions of DIG Issue C20 to determine whether they could qualify for normal treatment prospectively. PPL and PPL Energy Supply recorded a pre-tax charge to income of $2 million in the fourth quarter of 2003 to comply with the provisions of DIG Issue C20.

  PPL and PPL Energy Supply adopted the final provisions of EITF 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities," during the fourth quarter of 2002. As such, PPL and PPL Energy Supply reflect their net realized and unrealized gains and losses associated with all derivatives that are held for trading purposes in the "Net energy trading margins" line on the Statement of Income. Non-derivative contracts that met the definition of energy trading activities as defined by EITF 98-10, "Accounting for Energy Trading and Risk Management Activities" are reflected in the financial statements using the accrual method of accounting. Under the accrual method of accounting, unrealized gains and losses are not reflected in the financial statements. Prior periods were reclassified. No cumulative effect adjustment was required upon adoption.

  PPL and PPL Energy Supply adopted the final provisions of EITF 03-11, "Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to FASB Statement No. 133 and Not 'Held for Trading Purposes' as Defined in Issue No. 02-3," prospectively as of October 1, 2003. As a result of this adoption, non-trading bilateral sales of electricity at major market delivery points are netted with purchases that offset the sales at those same delivery points. A major market delivery point is any delivery point with liquid pricing available. The impact of adopting EITF 03-11 was a reduction in both "Wholesale energy marketing" revenues and "Energy purchases" by $277 million in PPL's and PPL Energy Supply's Statements of Income for the year ended December 31, 2004, and a reduction of $105 million for the year ended December 31, 2003.

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

  At December 31, 2004, PPL had a credit exposure of $296 million to energy trading partners. Ten counterparties accounted for 69% of this exposure. No other individual counterparty accounted for more than 3% of the exposure. Eight of the ten counterparties had an investment grade credit rating from Standard & Poor's Ratings Services (S&P). Two non-investment grade counterparties have remained current on obligations under their respective contracts.

  At December 31, 2004, PPL Energy Supply had a credit exposure of $291 million to energy trading partners. Ten counterparties accounted for 70% of this exposure. No other individual counterparty accounted for more than 3% of the exposure. Eight of the ten counterparties had an investment grade credit rating from S&P. Two non-investment grade counterparties have remained current on obligations under their respective contracts.

  PPL and PPL Energy Supply have the right to request collateral from each of these counterparties, except for one government agency, in the event their credit ratings fall below investment grade. It is also the policy of PPL and PPL Energy Supply to enter into netting agreements with all of their counterparties to minimize credit exposure.

  (PPL Energy Supply and PPL Electric)

  In past years, PPL Energy Supply has had an exposure to PPL Electric under the long-term contract to provide PPL Electric's PLR load. However, increases in electricity prices during 2004 have reversed this position. PPL Electric estimates that, at December 31, 2004, the market price of electricity would exceed the contract price by approximately $1.5 billion. In accordance with the terms of one of the PLR contracts, PPL Energy Supply provided PPL Electric with cash collateral in the amount of $300 million, the maximum amount required under the contract. This is the only credit exposure for PPL Electric that has a mark-to-market element. No other counterparty accounts for more than 1% of PPL Electric's total exposure.

  Enron Bankruptcy

  (PPL and PPL Energy Supply)

  In connection with the December 2001 bankruptcy filings by Enron Corporation and its affiliates (collectively, Enron), two PPL subsidiaries terminated certain electricity, gas and other trading agreements with Enron. In October 2002, the PPL subsidiaries filed proofs of claim in Enron's bankruptcy proceedings in the aggregate of approximately $50 million, which reflected the fair value of the forward contracts at the time of termination, as well as any net unpaid receivables from completed transactions. These claims were against Enron North America and Enron Power Marketing (the Enron Subsidiaries), and against Enron Corporation, which had guaranteed the Enron Subsidiaries' performance (the Enron Corporation Guarantees). PPL established a reserve for uncollectible accounts for the total amount of the claim.

  During 2003, PPL and Enron engaged in discussions regarding the amount of claims that would be allowed against the Enron Subsidiaries. Although no formal agreement on such amounts was reached, PPL believed that its claims against the Enron Subsidiaries would eventually be allowed in the bankruptcy at approximately $46 million. Accordingly, PPL reduced its receivables from Enron, and the associated reserve for uncollectible accounts, by $4 million. PPL also determined that it is probable that its subsidiaries will recover approximately $10 million of these receivables from the Enron Subsidiaries, and may collect additional amounts under the Enron Corporation Guarantees. Therefore, PPL determined that it was appropriate to reduce its reserve by an additional $10 million.

  In September 2004, the PPL subsidiaries entered into an agreement with the Enron Subsidiaries pursuant to which the parties agreed that the PPL claims would be allowed in the bankruptcy at approximately $46 million. In January 2005, the bankruptcy court in the Enron case approved this agreement.

  Enron Corporation has filed suits against the PPL subsidiaries asserting that the Enron Corporation Guarantees should be voided as fraudulent transfers. If Enron Corporation were successful in these suits, the claims against Enron Corporation under the Enron Corporation Guarantees would not be allowed in the bankruptcy proceeding.

  Restricted Cash

  (PPL, PPL Energy Supply and PPL Electric)

  The following table details the components of restricted cash by reporting entity and by type:

	December 31, 2004

	PPL	PPL Energy Supply	PPL Electric

Current:

Collateral for letters of credit (a)	$42		$42

Miscellaneous	8	$3

Restricted cash - current	50	3	42

Noncurrent:

Insurance subsidiary required reserves (b)	37	37

PPL Transition Bond Company Indenture reserves (c)	22		22

Restricted cash - noncurrent	59	37	22

Total restricted cash	$109	$40	$64

	December 31, 2003

	PPL	PPL Energy Supply	PPL Electric

Current:

Miscellaneous	$10	$3

Restricted cash - current	10	3

Noncurrent:

Insurance subsidiary required reserves (b)	19	19

PPL Transition Bond Company Indenture reserves (c)	29		$29

Restricted cash - noncurrent	48	19	29

Total restricted cash	$58	$22	$29

(a)

  A deposit with a financial institution of funds from the asset-backed commercial paper program to fully collateralize $42 million of letters of credit. See Note 8 for further discussion on the asset-backed commercial paper program.

(b)	Funds that WPD's insurance subsidiary is required to keep on deposit.
(c)	Credit enhancement for PPL Transition Bond Company's $2.4 billion Series 1999-1 Bonds to protect against losses or delays in scheduled payments.

  Goodwill and Other Intangible Assets

  Acquired Intangible Assets

  (PPL)

  The carrying amount and the accumulated amortization of acquired intangible assets were as follows:

	December 31, 2004		December 31, 2003

	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization

Land and transmission rights	$275	$98	$269	$94

Emission allowances	78		49

Licenses and other	71	11	51	4

	$424	$109	$369	$98

  Current intangible assets are included in "Current Assets - Other," and long-term intangible assets are included in "Other intangibles" on the Balance Sheet.

  Amortization expense for 2004, 2003 and 2002 was approximately $6 million each year. Amortization expense is estimated at $7 million per year for 2005 through 2009.

  (PPL Energy Supply)

  The carrying amount and the accumulated amortization of acquired intangible assets were as follows:

	December 31, 2004		December 31, 2003

	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization

Land and transmission rights	$61	$16	$58	$15

Emission allowances	78		49

Licenses and other	70	11	50	4

	$209	$27	$157	$19

  Current intangible assets are included in "Current Assets - Other," and long-term intangible assets are included in "Other intangibles" on the Balance Sheet.

  Amortization expense was approximately $3 million for 2004 and $2 million for 2003 and 2002. Amortization expense is estimated at $4 million per year for 2005 through 2009.

  (PPL Electric)

  The carrying amount and the accumulated amortization of acquired intangible assets were as follows:

	December 31, 2004		December 31, 2003

	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization

Land and transmission rights	$196	$79	$193	$77

  Intangible assets are shown as "Intangibles" on the Balance Sheet.

  Amortization expense was approximately $3 million for 2004 and $2 million for 2003 and 2002. Amortization expense is estimated at $3 million per year for 2005 through 2009.

  Goodwill (PPL and PPL Energy Supply)

  The changes in the carrying amounts of goodwill by segment were as follows:

	PPL Energy Supply					PPL

	Supply	International		Total	Delivery(a)	Total

Balance as of December 31, 2002	$85	$334		$419	$55	$474

Effect of foreign currency exchange rates		92		92		92

Purchase accounting adjustments (b)	8	500		508		508

Discontinued operations		(6)	(c)	(6)		(6)

Balance as of December 31, 2003	93	920		1,013	55	1,068

Effect of foreign currency exchange rates		93		93		93

Purchase accounting adjustments	1	(35)	(d)	(34)		(34)

Balance as of December 31, 2004	$94	$978		$1,072	$55	$1,127

(a)	The Delivery segment is not part of PPL Energy Supply.
(b)	See Note 9 for additional information on international goodwill adjustments.
(c)

  In December 2003, the PPL Global Board of Managers authorized the sale of its investment in a Latin American telecommunications company. As a result of this decision, PPL Global wrote off $6 million of goodwill. See Note 9 for additional information.

(d)	Consists primarily of adjustments pursuant to EITF Issue 97-3, "Uncertainties Related to Income Taxes in a Purchase Business Combination."

  In accordance with SFAS 142, "Goodwill and Other Intangible Assets," which PPL and its subsidiaries adopted on January 1, 2002, the reporting units of the Supply, Delivery and International segments completed the transition impairment test in the first quarter of 2002. A transition goodwill impairment loss of $150 million was recognized in the Latin American reporting unit within the International segment, and is reported in "Cumulative Effects of Changes in Accounting Principles" on the Statement of Income. The fair value of the reporting unit was estimated using the expected present value of future cash flows.

  Workforce Reduction

  (PPL, PPL Energy Supply and PPL Electric)

  In an effort to improve operational efficiency and reduce costs, PPL and its subsidiaries commenced a workforce reduction assessment in June 2002. The program was broad-based and impacted all employee groups, except certain positions that are key to providing high-quality service to PPL's electricity delivery customers.

  PPL recorded charges of $9 million and $75 million in 2003 and 2002. PPL Energy Supply recorded charges of $41 million in 2002. PPL Electric recorded charges of $9 million and $33 million in 2003 and 2002. These charges included employee terminations associated with implementation of the Automated Meter Reading project. There was no impact to earnings in 2004.

  As of December 31, 2004, 587 employees of PPL subsidiaries were terminated and four have committed to retire in early 2005, completing the workforce reduction plan. The program provided primarily for enhanced early retirement benefits and/or one-time special pension separation allowances based on an employee's age and years of service. These features of the program are paid from the PPL Retirement Plan pension trust and increased PPL's pension liabilities in 2002 and 2003 when recorded. Substantially all of the accrued non-pension benefits have been paid.

  Asset Retirement Obligations

  (PPL and PPL Energy Supply)

  PPL and PPL Energy Supply adopted SFAS 143, "Accounting for Asset Retirement Obligations," effective January 1, 2003. In connection with the adoption of SFAS 143, PPL and PPL Energy Supply recorded a cumulative effect of adoption that increased net income by $63 million (net of tax of $44 million), or $0.36 per share.

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

  Amounts collected from PPL Electric's customers for decommissioning, less applicable taxes, are deposited in external trust funds for investment and can only be used for future decommissioning costs. The fair value of the nuclear decommissioning trust fund was $409 million and $357 million as of December 31, 2004 and 2003.

  The changes in the carrying amounts of asset retirement obligations were as follows:

Asset retirement obligation at January 1, 2003	$229

Add: Accretion expense	18

Less: Settlement	5

Asset retirement obligation at December 31, 2003	242

Add: Accretion expense	19

Less: Settlement	4

Asset retirement obligation at December 31, 2004	$257

  (PPL Electric)

  PPL Electric adopted SFAS 143 effective January 1, 2003, and did not record any asset retirement obligations upon adoption. PPL Electric identified legal retirement obligations for the retirement of certain transmission assets that were not measurable at this time due to indeterminable dates of retirement.

  Variable Interest Entities

  (PPL, PPL Energy Supply and PPL Electric)

  In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 clarified that variable interest entities, as defined therein, that do not disperse risks among the parties involved should be consolidated by the entity that is determined to be the primary beneficiary. In December 2003, the FASB revised FIN 46 by issuing Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," which is known as FIN 46(R) and replaces FIN 46. FIN 46(R) does not change the general consolidation concepts of FIN 46. Among other things, FIN 46(R) clarifies certain provisions of FIN 46 and provides additional scope exceptions for certain types of businesses. FIN 46 applied immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtained an interest after January 31, 2003. FIN 46(R) provides that a public entity that is not a small business issuer (i) should apply FIN 46 or FIN 46(R) to entities that are considered to be SPEs no later than the end of the first reporting period that ends after December 15, 2003 and (ii) should apply the provisions of FIN 46(R) to all entities no later than the end of the first reporting period that ends after March 15, 2004.

  As permitted by FIN 46(R), PPL and its subsidiaries adopted FIN 46 effective December 31, 2003, for entities created before February 1, 2003, that are considered to be SPEs. This adoption resulted in the consolidation of the lessors under the operating leases for the Sundance, University Park and Lower Mt. Bethel generation facilities, as well as the deconsolidation of two wholly owned trusts. See below for further discussion. Also, as permitted by FIN 46(R), PPL and its subsidiaries deferred the application of FIN 46 for other entities and adopted FIN 46(R) for all entities on March 31, 2004. The adoption of FIN 46(R) did not have a material impact on the results of PPL and its subsidiaries.

  (PPL and PPL Energy Supply)

  Additional Entities Consolidated

  In May 2001, a subsidiary of PPL Energy Supply entered into a lease arrangement, as lessee, for the development, construction and operation of commercial power generation facilities. The lessor was created for the sole purpose of owning the facilities and incurring the related financing costs. The $660 million operating lease arrangement covered the 450 MW gas-fired Sundance project near Coolidge, Arizona and the 540 MW gas-fired University Park project near University Park, Illinois. These facilities were substantially complete in July 2002, at which time the initial lease term commenced. In June 2004, PPL Energy Supply subsidiaries purchased the Sundance and University Park generation assets from the lessor. See Note 8 for further discussion of the purchase.

  In December 2001, another subsidiary of PPL Energy Supply entered into a $455 million operating lease arrangement, as lessee, for the development, construction and operation of a 582 MW gas-fired combined-cycle generation facility located in Lower Mt. Bethel Township, Northampton County, Pennsylvania. The lessor was created for the sole purpose of owning the facilities and incurring the related financing costs. The initial lease term commenced on the date of commercial operation, which occurred in May 2004, and ends in December 2013. The lease financing, which is included in "Long-term Debt," is secured by, among other things, the generation facility. As of December 31, 2004, the facility had a carrying value of $470 million, net of accumulated depreciation and amortization of $10 million, and was included in "Property, Plant and Equipment - net" and "Other intangibles" on the Balance Sheet. As of December 31, 2003, the facility had a carrying value of $442 million, which was included in "Construction work in progress" and "Other intangibles" on the Balance Sheet.

  PPL Energy Supply was required to consolidate the financial statements of the lessors under the operating leases for the Sundance, University Park and Lower Mt. Bethel generation facilities effective December 31, 2003, since it was the primary beneficiary of these entities. Upon initial consolidation, PPL Energy Supply recognized a charge of $27 million (net of a tax benefit of $18 million) as a cumulative effect of a change in accounting principle.

  Entities Deconsolidated

  Effective December 31, 2003, PPL deconsolidated PPL Capital Funding Trust I, and PPL Energy Supply deconsolidated SIUK Capital Trust I. These trusts were deconsolidated because PPL and PPL Energy Supply were not the primary beneficiaries of the trusts under interpretations of FIN 46. The deconsolidation of the trusts did not impact the earnings of PPL and PPL Energy Supply. See below for a discussion of PPL's and PPL Energy Supply's interest in the trusts. See Note 15 for a discussion of the presentation of the related party debt.

  (PPL)

  In May 2001, PPL and PPL Capital Funding Trust I, a wholly owned financing subsidiary of PPL, issued $575 million of 7.75% PEPS Units. Each PEPS Unit consisted of (i) a contract to purchase shares of PPL common stock on or prior to May 2004 and (ii) a trust preferred security of PPL Capital Funding Trust I with a maturity date of May 2006. The trust's sole source of funds for distributions were from payments of interest on 7.29% subordinated notes of PPL Capital Funding, due May 18, 2006, that were issued to the trust. PPL guaranteed the payment of principal and interest on the subordinated notes issued to the trust by PPL Capital Funding. PPL also fully and unconditionally guaranteed all of the trust's obligations under the trust preferred securities. All of the preferred securities of PPL Capital Funding Trust I were cancelled in 2004, and the trust was terminated in June 2004. See Note 8 for a discussion of the cancellation of the trust preferred securities.

  (PPL and PPL Energy Supply)

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

  New Accounting Standards

  SFAS 123(R) (PPL, PPL Energy Supply and PPL Electric)

  In December 2004, the FASB issued SFAS 123 (revised 2004), "Share-Based Payment," which is known as SFAS 123(R) and replaces SFAS 123, "Accounting for Stock-Based Compensation," as amended by SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." Among other things, SFAS 123(R) eliminates the alternative to use the intrinsic value method of accounting for stock-based compensation. SFAS 123(R) requires public entities to recognize compensation expense for awards of equity instruments to employees based on the grant-date fair value of the awards. SFAS 123(R) is effective for public entities that do not file as small business issuers as of the beginning of the first interim or annual period that begins after June 15, 2005.

  SFAS 123(R) requires public entities to apply the modified prospective application transition method of adoption. Under this application, entities must recognize compensation expense based on the grant-date fair value for new awards granted or modified after the effective date and for unvested awards outstanding on the effective date. Additionally, public entities may choose to apply modified retrospective application to periods before the effective date of SFAS 123(R). This application may be applied either to all prior years for which SFAS 123 was effective or only to prior interim periods in the year of initial adoption of SFAS 123(R). Under modified retrospective application, prior periods would be adjusted to recognize compensation expense as though stock-based awards granted, modified or settled in cash in fiscal years beginning after December 15, 1994, had been accounted for under SFAS 123.

  PPL and its subsidiaries must adopt SFAS 123(R) no later than July 1, 2005. PPL and its subsidiaries do not plan to apply modified retrospective application to any periods prior to the date of adoption. In addition, PPL and its subsidiaries adopted the fair-value method of accounting for stock-based compensation under SFAS 123 effective January 1, 2003. Therefore, the adoption of SFAS 123(R) is not expected to have a material impact on PPL and its subsidiaries. See Note 1 for a discussion of the change in accounting for stock-based compensation as of January 1, 2003.

  FIN 46(R) (PPL, PPL Energy Supply and PPL Electric)

  See Note 22 for a discussion of FIN 46(R) "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," and the impact of its adoption.

  EITF Issue 03-1

  (PPL, PPL Energy Supply and PPL Electric)

  In March 2004, the FASB ratified certain consensuses in EITF Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." EITF Issue 03-1 provides guidance for determining when an investment in certain debt and equity securities is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. EITF Issue 03-1 also contains disclosure requirements related to information about impairments that have not been recognized as other than temporary as well as disclosure requirements for investments accounted for under the cost method. The recognition and measurement provisions of EITF Issue 03-1 were originally required to be applied to other-than-temporary impairment evaluations as of the balance sheet date in reporting periods beginning after June 15, 2004. However, in September 2004 the FASB issued FSP EITF Issue 03-1-1, "Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, 'The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments'," which temporarily delayed the effective date for applying the recognition and measurement provisions. The disclosure provisions related to cost method investments are effective for annual financial statements for fiscal years ending after June 15, 2004, while all other disclosure provisions were effective for annual financial statements for fiscal years ending after December 15, 2003.

  The EITF is currently considering issuing additional guidance on assessing other-than-temporary impairments under EITF Issue 03-1. The potential impact of adopting the recognition and measurement provisions of EITF Issue 03-1 is not yet determinable, but could be material.

  (PPL and PPL Energy Supply)

  As of December 31, 2004, PPL Energy Supply's nuclear decommissioning trust fund contained investments with an aggregate unrealized loss position of approximately $3 million, of which $1 million was attributable to investments with an aggregate fair value of approximately $56 million that have been in a continuous unrealized loss position for less than 12 months and $2 million was attributable to investments with an aggregate fair value of approximately $29 million that have been in a continuous unrealized loss position for 12 months or longer. This minor decline in value is primarily due to interest rate changes on government securities. Currently, PPL Energy Supply believes it is reasonable to expect these securities to recover from this temporary decline in value.

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

  EITF Issue 04-8 (PPL)

  In October 2004, the FASB ratified the consensuses in EITF Issue 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share." EITF Issue 04-8 requires contingently convertible instruments to be included in diluted EPS, if dilutive, regardless of whether the market price trigger for conversion has been met. EITF Issue 04-8 is effective for reporting periods ending after December 15, 2004, and it requires restatement of prior periods in certain circumstances. PPL adopted EITF Issue 04-8 effective December 31, 2004. Since PPL modified the terms of PPL Energy Supply's 2.625% Convertible Senior Notes due 2023 in November 2004, the adoption did not have a material impact on PPL's diluted EPS for 2004 and did not result in any changes to diluted EPS for prior periods. See Note 4 for a discussion of the modification of the terms of the Convertible Senior Notes and for the 2004 dilutive impact of the Convertible Senior Notes. See Note 8 for a discussion of the consent solicitation that effected the modifications.

  FSP FAS 106-1 and FSP FAS 106-2 (PPL, PPL Energy Supply and PPL Electric)

  See Note 12 for a discussion of FSP FAS 106-1 and FSP FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003."

  FSP FAS 109-1 and FSP FAS 109-2 (PPL and PPL Energy Supply)

  In December 2004, the FASB issued FSP FAS 109-1, "Application of FASB Statement No. 109, 'Accounting for Income Taxes,' to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" and FSP FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004." FSP FAS 109-1 requires companies to account for the tax deduction for qualified domestic production activities provided by the American Jobs Creation Act as a special deduction in accordance with SFAS 109. Thus, the impact of the deduction will be reported in the period in which the deduction is claimed on the tax return. FSP FAS 109-2 provides an exception to the SFAS 109 requirement to reflect in the period of enactment the effect of a new tax law. Under FSP FAS 109-2, a company is allowed time beyond the financial reporting period in which enactment occurred in order to evaluate the effect of the American Jobs Creation Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109. FSP FAS 109-2 provides that a company that is evaluating the repatriation provision of the American Jobs Creation Act shall apply the provisions of SFAS 109 as it decides on a plan for reinvestment or repatriation of its unremitted foreign earnings. Both FSP FAS 109-1 and FSP FAS 109-2 are effective December 21, 2004.

  FSP FAS 109-1 and FSP FAS 109-2 did not impact PPL and its subsidiaries' financial results for 2004. PPL and its subsidiaries are in the process of evaluating the impact on future years, and such impact could be material. See Note 5 for discussion of the American Jobs Creation Act and disclosures regarding potential future repatriation of earnings.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
PPL Corporation
(Millions of Dollars)

Column A	Column B	Column C			Column D		Column E

	Balance at Beginning of Period
		Additions					Balance at End of Period

		Charged to Income	Other		Deductions
Description

Year Ended December 31, 2004
Reserves deducted from assets in the Balance Sheet
Uncollectible accounts including unbilled revenues	$96	$25	$1		$33		$89	(a)
Obsolete inventory - Materials and supplies	3	2			3		2
Mark-to-market valuation reserves	4				2		2
Deferred tax valuation allowance	293		24		153	(b)	164

Year Ended December 31, 2003
Reserves deducted from assets in the Balance Sheet
Uncollectible accounts including unbilled revenues	112	31			47	(c)	96	(a)
Obsolete inventory - Materials and supplies	1	3			1		3
Mark-to-market valuation reserves	3		2		1		4
Deferred tax valuation allowance	327	4	53		91		293

Year Ended December 31, 2002
Reserves deducted from assets in the Balance Sheet
Uncollectible accounts including unbilled revenues	125	32	7	(d)	52	(e)	112	(a)
Obsolete inventory - Materials and supplies	1						1
Mark-to-market valuation reserves	7				4		3
Deferred tax valuation allowance	132	30	182	(d)	17		327

(a)	Includes reserves for customer accounts receivable, California ISO, the Enron receivables and other.
(b)	Includes write-off of WPD $152 million acquired tax asset and associated 100% valuation allowance as it was determined that there was no likelihood of recovering the asset.
(c)	See Note 17 to the financial statements regarding a reduction in the Enron receivable reserve.
(d)	Includes the reserve recorded upon the acquisition of a controlling interest in WPD.
(e)	Includes the removal of reserves upon the deconsolidation of CEMAR.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
PPL Energy Supply, LLC
(Millions of Dollars)

Column A	Column B	Column C			Column D		Column E

	Balance at Beginning of Period
		Additions					Balance at End of Period

		Charged to Income	Other		Deductions
Description

Year Ended December 31, 2004
Reserves deducted from assets in the Balance Sheet
Uncollectible accounts including unbilled revenues	$71	$1	$1		$3		$70	(a)
Obsolete inventory - Materials and supplies	3	2			3		2
Mark-to-market valuation reserves	4				2		2
Deferred tax valuation allowance	288		24		152	(b)	160

Year Ended December 31, 2003
Reserves deducted from assets in the Balance Sheet
Uncollectible accounts including unbilled revenues	88	5			22	(c)	71	(a)
Obsolete inventory - Materials and supplies	1	3			1		3
Mark-to-market valuation reserves	3		2		1		4
Deferred tax valuation allowance	327	4	48		91		288

Year Ended December 31, 2002
Reserves deducted from assets in the Balance Sheet
Uncollectible accounts including unbilled revenues	104	5	7	(d)	28	(e)	88	(a)
Obsolete inventory - Materials and supplies	1						1
Mark-to-market valuation reserves	7				4		3
Deferred tax valuation allowance	132	30	182	(d)	17		327

(a)	Includes reserves for customer accounts receivable, California ISO, the Enron receivables and other.
(b)	Includes write-off of WPD $152 million acquired tax asset and associated 100% valuation allowance as it was determined that there was no likelihood of recovering the asset.
(c)	See Note 17 to the financial statements regarding a reduction in the Enron receivable reserve.
(d)	Includes the reserve recorded upon the acquisition of a controlling interest in WPD.
(e)	Includes the removal of reserves upon the deconsolidation of CEMAR.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
PPL Electric Utilities Corporation
(Millions of Dollars)

Column A	Column B	Column C		Column D	Column E

	Balance at Beginning of Period
		Additions			Balance at End of Period

		Charged to Income	Other	Deductions
Description

Year Ended December 31, 2004
Reserves deducted from assets in the Balance Sheet
Uncollectible accounts including unbilled revenues	$24	$22		$28	$18

Year Ended December 31, 2003
Reserves deducted from assets in the Balance Sheet
Uncollectible accounts including unbilled revenues	23	24		23	24

Year Ended December 31, 2002
Reserves deducted from assets in the Balance Sheet
Uncollectible accounts including unbilled revenues	19	25		21	23

QUARTERLY FINANCIAL, COMMON STOCK PRICE AND DIVIDEND DATA (Unaudited)
PPL Corporation and Subsidiaries
(Millions of Dollars, except per share data)
	For the Quarters Ended (a)

	March 31	June 30	Sept. 30	Dec. 31

2004

Operating revenues	$1,520	$1,362	$1,465	$1,465
Operating income	366	298	382	341
Income from continuing operations	178	149	196	177
Net income	177	148	196	177
Basic earnings per common share: (b)
Income from continuing operations	1.00	0.82	1.04	0.94
Net income	1.00	0.81	1.04	0.94
Diluted earnings per common share: (b)
Income from continuing operations	0.99	0.82	1.03	0.93
Net income	0.99	0.81	1.03	0.93
Dividends declared per common share (c)	0.41	0.41	0.41	0.41
Price per common share
High	$47.23	$46.97	$48.39	$54.15
Low	42.73	39.83	44.70	47.14

2003

Operating revenues as previously reported	$1,488
Reclassification related to net energy trading margins	8

Operating revenues	1,496	$1,339	$1,462	$1,299

Operating income	359	286	363	332
Income from continuing operations	176	117	171	255
Net income	239	116	171	208
Basic earnings per common share: (b)
Income from continuing operations	1.06	0.68	0.97	1.44
Net income	1.43	0.68	0.97	1.17
Diluted earnings per common share: (b)
Income from continuing operations	1.06	0.67	0.97	1.44
Net income	1.43	0.67	0.97	1.17
Dividends declared per common share (c)	0.385	0.385	0.385	0.385
Price per common share
High	$38.10	$44.34	$43.12	$43.89
Low	31.65	35.04	38.45	38.88

(a)

Quarterly results can vary depending on, among other things, weather and the forward pricing of power. In addition, earnings in 2004 and 2003 were affected by unusual items. Accordingly, comparisons among quarters of a year may not be indicative of overall trends and changes in operations.

(b)	The sum of the quarterly amounts may not equal annual earnings per share due to changes in the number of common shares outstanding during the year or rounding.
(c)

PPL has paid quarterly cash dividends on its common stock in every year since 1946. The dividends declared per share in 2004 were $1.64 and in 2003 were $1.54. In February 2005, PPL announced an increase to its quarterly common stock dividend, payable April 1, 2005, to 46 cents per share (equivalent to $1.84 per annum). Future dividends, declared at the discretion of the Board of Directors, will be dependent upon future earnings, cash flows, financial requirements and other factors.

QUARTERLY FINANCIAL DATA (Unaudited)
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars)
	For the Quarters Ended (a)

	March 31	June 30	Sept. 30	Dec. 31
2004
Operating revenues	$773	$661	$704	$709
Operating income	102	51	58	48
Income available to PPL	33	3	15	23

2003
Operating revenues	$753	$637	$704	$694
Operating income	99	54	41	57
Income (loss) available to PPL	29		(6)	2

(a)

PPL Electric's business is seasonal in nature, with peak sales periods generally occurring in the winter and summer months. In addition, earnings in certain quarters were affected by unusual items. Accordingly, comparisons among quarters of a year may not be indicative of overall trends and changes in operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

PPL Corporation, PPL Energy Supply, LLC and PPL Electric Utilities Corporation

None.

ITEM 9A. CONTROLS AND PROCEDURES

PPL Corporation, PPL Energy Supply, LLC and PPL Electric Utilities Corporation

(a) Evaluation of disclosure controls and procedures.

The registrants' principal executive officers and principal financial officers, based on their evaluation of the registrants' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) have concluded that, as of December 31, 2004, the registrants' disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period for which this annual report has been prepared.

(b) Change in internal controls.

The registrants' principal executive officers and principal financial officers have concluded that there were no changes in the registrants' internal controls over financial reporting during the registrants' fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the registrants' internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

PPL Corporation

PPL's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). PPL's internal control over financial reporting is a process designed to provide reasonable assurance to PPL's management and Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in "Internal Control - Integrated Framework," our management concluded that our internal control over financial reporting was effective as of December 31, 2004. Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included on Page 75.

PPL Energy Supply, LLC and PPL Electric Utilities Corporation

Omitted since PPL Energy Supply and PPL Electric are not subject to the Sarbanes-Oxley 404 requirements for the year ended December 31, 2004.

ITEM 9B. OTHER INFORMATION

PPL Corporation, PPL Energy Supply, LLC and PPL Electric Utilities Corporation

Exhibits 10(gg) and 10(hh) to this Form 10-K report include information concerning director and executive officer compensation that supplements information that PPL and PPL Electric are required to disclose from time to time under Form 8-K, Item 1.01 ("Entry into a Material Definitive Agreement"). Such Exhibits are incorporated into this Item 9B by reference.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

PPL Corporation

Additional information for this item will be set forth in the sections entitled "Nominees for Directors," "Directors Continuing in Office," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Board Committees - Audit Committee" in PPL's 2005 Notice of Annual Meeting and Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 2004, and which information is incorporated herein by reference. Information required by this item concerning the executive officers of PPL is set forth at the end of Part I of this report.

PPL has adopted a code of ethics entitled "Standards of Conduct and Integrity" that applies to all directors, managers, trustees, officers (including the principal executive officers, principal financial officers and principal accounting officers (each, a "principal officer")), employees and agents of PPL and PPL's subsidiaries for which it has operating control (including PPL Energy Supply and PPL Electric). The "Standards of Conduct and Integrity" are posted on PPL's Internet Web site: www.pplweb.com/about/corporate+governance, and are available in print to any shareholder who requests them. A description of any amendment to the "Standards of Conduct and Integrity" (other than a technical, administrative or other non-substantive amendment) will be posted on PPL's Internet Web site within five business days following the date of the amendment. In addition, if a waiver constituting a material departure from a provision of the "Standards of Conduct and Integrity" is granted to one of the principal officers, a description of the nature of the waiver, the name of the person to whom the waiver was granted and the date of the waiver will be posted on PPL's Internet Web site within five business days following the date of the waiver.

PPL also has adopted its "Guidelines for Corporate Governance," which address, among other things, director qualification standards and director and board committee responsibilities. These guidelines, and the charters of each of the committees of PPL's board of directors, are posted on PPL's Internet Web site: www.pplweb.com/about/corporate+governance and are available in print to any shareholder who requests them.

PPL Energy Supply, LLC

Item 10 is omitted as PPL Energy Supply meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K.

PPL Electric Utilities Corporation

Information for this item will be set forth in the sections entitled "Nominees for Directors" and "Directors Continuing in Office" in PPL Electric's 2005 Notice of Annual Meeting and Information Statement, which will be filed with the SEC not later than 120 days after December 31, 2004, and which information is incorporated herein by reference. Information required by this item concerning the executive officers of PPL Electric is set forth at the end of Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

PPL Corporation

Information for this item will be set forth in the sections entitled "Compensation of Directors," "Board Committees - Audit Committee," "Summary Compensation Table," "Option Grants in Last Fiscal Year" and "Retirement Plans for Executive Officers" in PPL's 2005 Notice of Annual Meeting and Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 2004, and which information is incorporated herein by reference.

PPL Energy Supply, LLC

Item 11 is omitted as PPL Energy Supply meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K.

PPL Electric Utilities Corporation

Information for this item will be set forth in the sections entitled "Compensation of Directors," "Summary Compensation Table," "Option Grants in Last Fiscal Year" and "Retirement Plans for Executive Officers" in PPL Electric's 2005 Notice of Annual Meeting and Information Statement, which will be filed with the SEC not later than 120 days after December 31, 2004, and which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PPL Corporation

Information for this item will be set forth in the section entitled "Stock Ownership" in PPL's 2005 Notice of Annual Meeting and Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 2004, and which information is incorporated herein by reference. In addition, provided below in tabular format is information as of December 31, 2004, with respect to compensation plans (including individual compensation arrangements) under which equity securities of PPL are authorized for issuance.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (3)	Weighted-average exercise price of outstanding options, warrants and rights (3)	Number of securities remaining available for future issuance under equity compensation plans (4)
Equity compensation plans approved by security holders (1)	2,025,460 - ICP 955,515 - ICPKE 2,980,975 - Total	$38.74 - ICP $39.02 - ICPKE $38.83 - Combined	3,787,771 - ICP 6,717,919 - ICPKE 7,377,742 - DDCP 17,883,432 - Total

Equity compensation plans not approved by security holders (2)

(1)

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

(2)	All of PPL's current compensation plans under which equity securities of PPL are authorized for issuance have been approved by PPL's shareholders.

(3)

Relates to common stock issuable upon the exercise of stock options awarded under the ICP and ICPKE as of December 31, 2004. In addition, as of December 31, 2004, the following other securities had been awarded and are outstanding under the ICP, ICPKE and DDCP: 156,240 shares of restricted stock and 84,520 restricted stock units under the ICP; 212,981 shares of restricted stock and 255,439 restricted stock units under the ICPKE; and 116,389 stock units under the DDCP.

(4)

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

PPL Electric Utilities Corporation

Information for this item will be set forth in the section entitled "Stock Ownership" in PPL Electric's 2005 Notice of Annual Meeting and Information Statement, which will be filed with the SEC not later than 120 days after December 31, 2004, and which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

PPL Corporation

None.

PPL Energy Supply, LLC

Item 13 is omitted as PPL Energy Supply meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K.

PPL Electric Utilities Corporation

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

PPL Corporation

Information for this item will be set forth in the section entitled "Fees to Independent Auditor for 2004 and 2003" in PPL's 2005 Notice of Annual Meeting and Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 2004, and which information is incorporated herein by reference.

PPL Energy Supply, LLC

The following table presents fees billed by PricewaterhouseCoopers LLP (PwC) for the fiscal years ended December 31, 2004, and December 31, 2003, for professional services rendered for the audit of PPL Energy Supply's annual financial statements and for fees billed for other services rendered by PwC.

	2004	2003

	(in thousands)

Audit fees (a)	$1,657	$1,586

Audit-related fees (b)	61	116

Tax fees (c)		792

All other fees (d)	3

(a)

Includes audit of annual financial statements and review of financial statements included in PPL Energy Supply's Quarterly Reports on Form 10-Q and for services in connection with statutory and regulatory filings or engagements, including comfort letters and consents for financings and filings made with the SEC.

(b)	Fees for audits of employee benefit plans and consultation to ensure appropriate accounting and reporting in connection with various business and financing transactions.

(c)	Fees for international tax consulting and advisory services. PwC no longer provides these types of services to PPL Energy Supply or any of its affiliates.

(d)	Fees for access to a research database licensed by PwC that provides authoritative accounting and reporting guidance.

Approval of Fees The Audit Committee of PPL has procedures for pre-approving audit and non-audit services to be provided by the independent auditor. The procedures are designed to ensure the continued independence of the independent auditor. More specifically, the use of the independent auditor to perform either audit or non-audit services is prohibited unless specifically approved in advance by the Audit Committee of PPL. As a result of this approval process, the Audit Committee of PPL has established specific categories of services and authorization levels. All services outside of the specified categories and all amounts exceeding the authorization levels are reviewed by the Chair of the Audit Committee of PPL, who serves as the Committee designee to review and approve audit and non-audit related services during the year. A listing of the approved audit and non-audit services is reviewed with the full Audit Committee of PPL no later than its next meeting.

The Audit Committee of PPL approved 100% of the 2004 and 2003 audit and non-audit related fees.

PPL Electric Utilities Corporation

Information for this item will be set forth in the section entitled "Fees to Independent Auditor for 2004 and 2003" in PPL Electric's 2005 Notice of Annual Meeting and Information Statement, which will be filed with the SEC not later than 120 days after December 31, 2004, and which information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

PPL Corporation, PPL Energy Supply, LLC and PPL Electric Utilities Corporation

(a) The following documents are filed as part of this report:

1.	Financial Statements - Refer to the "Index to Item 8. Financial Statements and Supplementary Data" for an index of the financial statements included in this report.

2.	Supplementary Data and Supplemental Financial Statement Schedule - included in response to Item 8.

Schedule II - Valuation and Qualifying Accounts and Reserves for the Three Years Ended December 31, 2004.

All other schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or notes thereto.

3.	Exhibits

Exhibit Index on page 173.

SHAREOWNER AND INVESTOR INFORMATION

Annual Meetings: The annual meeting of shareowners of PPL Corporation is held each year on the fourth Friday of April. The 2005 meeting for PPL Corporation will be held on Friday, April 22, 2005, at Lehigh University's Stabler Arena, at the Goodman Campus Complex located in Lower Saucon Township, outside Bethlehem, Pennsylvania. The 2005 meeting for PPL Electric will be held on Tuesday, April 19, 2005, at the offices of the company at Two North Ninth Street, Allentown, Pennsylvania.

Proxy and Information Statement Material: A proxy statement and information statement and notice of PPL's and PPL Electric's annual meetings are mailed to all shareowners of record as of February 28, 2005.

Dividends: Subject to the declaration of dividends on PPL common stock by the PPL Board of Directors or its Executive Committee and PPL Electric preferred stock by the PPL Electric Board of Directors, dividends are paid on the first day of April, July, October and January. Dividend checks are mailed in advance of those dates with the intention that they arrive as close as possible to the payment dates. The 2005 record dates for dividends are expected to be March 10, June 10, September 9, and December 9.

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

Shareowners can also obtain information free of charge from PPL's Internet home page (www.pplweb.com). Shareowners can access PPL Securities and Exchange Commission filings, corporate governance materials, news releases, stock quotes and historical performance. Visitors to our Web site can provide their E-mail address and indicate their desire to receive future earnings or news releases automatically.

Investor Services: For any questions you have or additional information you require about PPL and its subsidiaries, please call the Shareowner Information Line, or write to:

Manager-PPL Investor Services
Two North Ninth Street (GENTW8)
Allentown, PA 18101

Internet Access: For updated information throughout the year, check out our home page at www.pplweb.com. You may also contact Investor Services via E-mail at invserv@pplweb.com.

Registered shareowners can access account information by visiting shareowneronline.com.

Listed Securities:	Fiscal Agents:
New York Stock Exchange	Stock Transfer Agents and
Registrars
PPL Corporation:	Wells Fargo Bank Minnesota, N.A.
Common Stock (Code: PPL)	Shareowner Services
161 North Concord Exchange
PPL Electric Utilities Corporation:	South St. Paul, MN 55075-1139
4-1/2% Preferred Stock
(Code: PPLPRB)	PPL Services Corporation
4.40% Series Preferred Stock	Investor Services Department
(Code: PPLPRA)
Dividend Disbursing Office and
Philadelphia Stock Exchange	Dividend Reinvestment Plan Agent
PPL Services Corporation
PPL Corporation:	Investor Services Department
Common Stock
Mortgage Bond Trustee
Deutsche Bank Trust Company Americas
Attn: Security Transfer Unit
648 Grassmere Park Road
Nashville, TN 37211

Indenture Trustee
JPMorgan Chase Bank, N.A.
4 New York Plaza
New York, NY 10004

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

William F. Hecht -
Chairman, President
and Chief Executive
Officer

By /s/ John R. Biggar		Principal Financial Officer and Director

John R. Biggar -
Executive Vice President
and Chief Financial Officer

By /s/ Paul A. Farr		Principal Accounting Officer

Paul A. Farr -
Vice President and Controller

Directors:

Frederick M. Bernthal	Stuart Heydt
John W. Conway	W. Keith Smith
E. Allen Deaver	Susan M. Stalnecker
Louise K. Goeser

By /s/ William F. Hecht

William F. Hecht, Attorney-in-fact	Date: March 1, 2005

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

TITLE

By /s/ William F. Hecht	Principal Executive Officer and Manager

William F. Hecht -
President

By /s/ James E. Abel	Principal Financial Officer and Manager

James E. Abel -
Vice President and Treasurer

By /s/ Paul A. Farr	Principal Accounting Officer and Manager

Paul A. Farr -
Vice President and Controller

Managers:

/s/ John R. Biggar

John R. Biggar

/s/ Robert J. Grey

Robert J. Grey

/s/ James H. Miller

James H. Miller

Date: March 1, 2005

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

TITLE

By /s/ John F. Sipics	Principal Executive Officer and Director

John F. Sipics -
President

By /s/ James E. Abel	Principal Financial Officer

James E. Abel -
Treasurer

By /s/ Paul A. Farr	Principal Accounting Officer

Paul A. Farr -
Vice President and Controller

Directors:

/s/ William F. Hecht	/s/ Dean A. Christiansen	/s/ James H. Miller

William F. Hecht	Dean A. Christiansen	James H. Miller

/s/ John R. Biggar	/s/ Robert J. Grey	/s/ Roger L. Petersen

John R. Biggar	Robert J. Grey	Roger L. Petersen

/s/ Paul T. Champagne	/s/ Rick L. Klingensmith	/s/ Bryce L. Shriver

Paul T. Champagne	Rick L. Klingensmith	Bryce L. Shriver

Date: March 1, 2005

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

Amended and Restated Articles of Incorporation of PPL Electric Utilities Corporation (Exhibit 3(a)-3 to PPL Electric Utilities Corporation Form 10-K Report (File No. 1-905) for the year ended December 31, 2001)

3(a)-4	-	Certificate of Formation of PPL Energy Supply, LLC (Exhibit 3.1 to PPL Energy Supply, LLC Form S-4 (Registration Statement No. 333-74794))

3(b)-1	-	Bylaws of PPL Corporation (Exhibit 3(ii)(a) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended September 30, 1998)

3(b)-2	-	Bylaws of PPL Electric Utilities Corporation, as amended effective July 16, 2004 (Exhibit 3 to PPL Electric Utilities Corporation Form 10-Q Report (File No. 1-905) for the quarter ended June 30, 2004)

3(b)-3	-	Limited Liability Company Agreement of PPL Energy Supply, LLC, dated March 20, 2001 (Exhibit 3.2 to PPL Energy Supply, LLC Form S-4 (Registration Statement No. 333-74794))

4(a)-1	-	Amended and Restated Employee Stock Ownership Plan, dated June 12, 2000 (Exhibit 4(a) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2000)

4(a)-2	-	Amendment No. 1 to said Employee Stock Ownership Plan, dated September 10, 2001 (Exhibit 4(a)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2001)

4(a)-3	-	Amendment No. 2 to said Employee Stock Ownership Plan, dated October 8, 2002 (Exhibit 4(a)-3 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2002)

4(a)-4	-	Amendment No. 3 to said Employee Stock Ownership Plan, dated April 1, 2003 (Exhibit 4(a)-4 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2003)

4(a)-5	-	Amendment No. 4 to said Employee Stock Ownership Plan, dated May 7, 2003 (Exhibit 4(a)-5 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2004)

4(b)-1	-

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

Supplement, dated as of January 1, 2002, to said Mortgage and Deed of Trust (Exhibit 4(b)-19 to PPL Electric Utilities Corporation Form 10-K Report (File No. 1-905) for the year ended December 31, 2001)

4(b)-18	-

Supplement, dated as of February 1, 2003, to said Mortgage and Deed of Trust (Exhibit 4(b)-20 to PPL Electric Utilities Corporation Form 10-K Report (File No. 1-905) for the year ended December 31, 2002)

4(b)-19	-	Supplement, dated as of May 1, 2003, to said Mortgage and Deed of Trust (Exhibit 10(c) to PPL Electric Utilities Corporation Form 10-Q Report (File No. 1-905) for quarter ended June 30, 2003)

*4(b)-20	-	Supplement, dated as of February 1, 2005, to said Mortgage and Deed of Trust

4(c)-1	-

Indenture, dated as of November 1, 1997, among PPL Corporation, PPL Capital Funding, Inc. and JPMorgan Chase Bank (formerly The Chase Manhattan Bank), as Trustee (Exhibit 4.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated November 12, 1997)

4(c)-2	-	Supplement, dated as of November 1, 1997, to said Indenture (Exhibit 4.2 to PPL Corporation Form 8-K Report (File No. 1-11459) dated November 12, 1997)

4(c)-3	-	Supplement, dated as of March 1, 1999, to said Indenture (Exhibit 4.3 to Registration Statement Nos. 333-87847, 333-87847-01 and 333-87847-02)

4(c)-4	-	Supplement, dated as of October 1, 1999, to said Indenture (Exhibit 4(c)-4 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 1999)

4(c)-5	-	Supplement, dated as of June 1, 2000, to said Indenture (Exhibit 4 to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended June 30, 2000)

4(c)-6	-	Supplement, dated as of January 21, 2003, to said Indenture (Exhibit 99.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated January 22, 2003)

4(c)-7	-	Supplement, dated as of January 21, 2004, to said Indenture (Exhibit 4(a) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2004)

4(c)-8	-	Supplement, dated as of May 18, 2004, to said Indenture (Exhibit 4.7 to Registration Statement Nos. 333-116478, 333-116478-01 and 333-116478-02)

4(d)-1	-

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

4(g)-2	-	Supplement, dated as of August 1, 2001, to said Indenture (Exhibit 4.2 to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated August 21, 2001)

4(g)-3	-	Supplement, dated as of February 1, 2003, to said Indenture (Exhibit 4(g)-3 to PPL Electric Utilities Corporation Form 10-K Report (File No. 1-905) for the year ended December 31, 2002)

4(g)-4	-	Supplement, dated as of May 1, 2003, to said Indenture (Exhibit 10(d) to PPL Electric Utilities Corporation Form 10-Q Report (File No. 1-905) for the quarter ended June 30, 2002)

*4(g)-5	-	Supplement, dated as of February 1, 2005, to said Indenture

4(h)-1	-

Indenture, dated as of October 1, 2001, by PPL Energy Supply, LLC and JPMorgan Chase Bank (formerly The Chase Manhattan Bank), as Trustee (Exhibit 4.1 to PPL Energy Supply, LLC Form S-4 (Registration Statement No. 333-74794))

4(h)-2	-	Supplement, dated as of October 1, 2001, to said Indenture (Exhibit 4.2 to PPL Energy Supply, LLC Form S-4 (Registration Statement No. 333-74794))

4(h)-3	-	Registration Rights Agreement, dated October 19, 2001, between PPL Energy Supply, LLC and the Initial Purchasers (Exhibit 4.5 to PPL Energy Supply, LLC Form S-4 (Registration Statement No. 333-74794))

*4(h)-4	-	Supplement, dated as of August 15, 2004, to said Indenture

4(i)-1	-

Indenture, dated as of May 21, 2003, by PPL Energy Supply, LLC, PPL Corporation and JPMorgan Chase Bank, as Trustee (Exhibit 4.3 to PPL Energy Supply, LLC and PPL Corporation Form S-4 (Registration Statement No. 333-106200))

4(i)-2	-

Registration Rights Agreement, dated as of May 21, 2003, by PPL Energy Supply, LLC, PPL Corporation and the Representatives of the Initial Purchasers (Exhibit 4.2 to PPL Energy Supply, LLC and PPL Corporation Form S-4 (Registration Statement No. 333-106200))

4(i)-3	-	Supplement, dated November 12, 2004, to said Indenture (Exhibit 99.1 to PPL Energy Supply, LLC Form 8-K Report (File No. 333-74794) dated November 17, 2004)

4(j)-1	-

Indenture, dated as of February 26, 2004, among PPL Corporation, PPL Capital Funding, Inc. and JPMorgan Chase Bank, as Trustee (Exhibit 4(b) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2004)

4(j)-2	-

Registration Rights Agreement, dated as of February 26, 2004, among PPL Corporation, PPL Capital Funding, Inc. and the Representatives of the Initial Purchasers (Exhibit 4(c) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2004)

*4(k)	-	Trust Deed, dated November 9, 1995, between Western Power Distribution (South Wales) plc and Bankers Trustee Company Limited

*4(l)-1	-

Indenture, dated as of November 21, 1996, among Western Power Distribution LLP and Western Power Distribution Holdings Limited (as successor co-obligors), Deutsche Bank Trust Company Americas (formerly Bankers Trust Company), as Trustee, and Deutsche Bank Luxembourg S.A. (formerly Bankers Trust Luxembourg S.A.), as Paying and Transfer Agent

*4(l)-2	-	Supplement, dated as of November 21, 1996, to said Indenture

*4(l)-3	-	Supplement, dated as of December 2, 1998, to said Indenture

*4(l)-4	-	Supplement, dated as of January 30, 2003, to said Indenture

*4(l)-5	-	Supplement, dated as of January 30, 2003, to said Indenture

*4(m)-1	-

Indenture, dated as of January 29, 1997, among Western Power Distribution LLP and Western Power Distribution Holdings Limited (as successor co-obligors), Deutsche Bank Trust Company Americas (formerly Bankers Trust Company), as Trustee, and Deutsche Bank Luxembourg S.A. (formerly Bankers Trust Luxembourg S.A.), as Paying and Transfer Agent

*4(m)-2	-	Supplement, dated as of December 2, 1998, to said Indenture

*4(m)-3	-	Supplement, dated as of January 30, 2003, to said Indenture

*4(m)-4	-	Supplement, dated as of January 30, 2003, to said Indenture

*4(n)-1	-

Indenture, dated as of March 16, 2001, among Western Power Distribution Holdings Limited (as successor obligor), Deutsche Bank Trust Company Americas (formerly Bankers Trust Company), as Trustee, and Deutsche Bank Luxembourg S.A. (formerly Bankers Trust Luxembourg S.A.), as Paying and Transfer Agent

*4(n)-2	-	Supplement, dated as of March 16, 2001, to said Indenture

*4(n)-3	-	Supplement, dated as of January 30, 2003, to said Indenture

*4(o)-1	-	Trust Deed, dated March 25, 2003, between Western Power Distribution (South West) plc and J.P. Morgan Corporate Trustee Services Limited

*4(o)-2	-	Supplement, dated as of May 27, 2003, to said Trust Deed

10(a)	-

$300 million Three-Year Credit Agreement, dated as of June 24, 2003, among PPL Energy Supply, LLC and the banks named therein (Exhibit 10(e) to PPL Energy Supply, LLC Form 10-Q Report (File No. 333-74794) for the quarter ended June 30, 2003)

10(b)	-

$800 million Five-Year Credit Agreement, dated as of June 22, 2004, among PPL Energy Supply, LLC and the banks named therein (Exhibit 10(b) to PPL Energy Supply, LLC Form 10-Q Report (File No. 333-74794) for the quarter ended June 30, 2004)

10(c)	-

$100 million Three-Year Credit Agreement, dated as of June 24, 2003, among PPL Electric Utilities Corporation and the banks named therein (Exhibit 10(f) to PPL Electric Utilities Corporation Form 10-Q Report (File No. 1-905) for the quarter ended June 30, 2003)

10(d)	-

$200 million Five-Year Credit Agreement, dated as of June 22, 2004, among PPL Electric Utilities Corporation and the banks named therein (Exhibit 10(c) to PPL Electric Utilities Corporation Form 10-Q Report (File No. 1-905) for the quarter ended June 30, 2004)

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

Master Power Purchase and Sale Agreement, dated as of October 15, 2001, between Northwestern Energy Division (successor in interest to The Montana Power Company) and PPL Montana, LLC (Exhibit 10(g) to PPL Montana, LLC Form 10-K Report (File No. 333-50350) for year ended December 31, 2001)

10(h)	-

Guaranty, dated as of December 21, 2001, from PPL Energy Supply, LLC in favor of LMB Funding, Limited Partnership (Exhibit 10(j) to PPL Energy Supply, LLC Form 10-K Report (File No. 333-74794) for the year ended December 31, 2001)

10(i)-1	-

Agreement for Lease, dated as of December 21, 2001, between LMB Funding, Limited Partnership and Lower Mt. Bethel Energy, LLC (Exhibit 10(m) to PPL Energy Supply, LLC Form 10-K Report (File No. 333-74794) for the year ended December 31, 2003)

10(i)-2	-

Amendment No. 1 to Agreement for Lease, dated as of September 16, 2002, between LMB Funding, Limited Partnership and Lower Mt. Bethel Energy, LLC (Exhibit 10(m)-1 to PPL Energy Supply, LLC Form 10-K Report (File No. 333-74794) for the year ended December 31, 2003)

10(j)-1	-

Lease Agreement, dated as of December 21, 2001, between LMB Funding, Limited Partnership and Lower Mt. Bethel Energy, LLC (Exhibit 10(n) to PPL Energy Supply, LLC Form 10-K Report (File No. 333-74794) for the year ended December 31, 2003)

10(j)-2	-

Amendment No. 1 to Lease Agreement, dated as of September 16, 2002, between LMB Funding, Limited Partnership and Lower Mt. Bethel Energy, LLC (Exhibit 10(n)-1 to PPL Energy Supply, LLC Form 10-K Report (File No. 333-74794) for the year ended December 31, 2003)

10(k)	-

Pollution Control Facilities Loan Agreement, dated as of May 1, 1973, between PPL Electric Utilities Corporation and the Lehigh County Industrial Development Authority (Exhibit 5(z) to Registration Statement No. 2-60834)

[_]10(l)-1	-	Amended and Restated Directors Deferred Compensation Plan, dated June 12, 2000 (Exhibit 10(h) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2000)

[_]10(l)-2	-

Amendment No. 1 to Amended and Restated Directors Deferred Compensation Plan, dated December 18, 2002 (Exhibit 10(m)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2002)

[_]10(l)-3	-

Amendment No. 2 to Amended and Restated Directors Deferred Compensation Plan, dated December 4, 2003 (Exhibit 10(q)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2003)

[_]10(m)	-	Amended and Restated Officers Deferred Compensation Plan, dated December 8, 2003 (Exhibit 10(r) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2003)

[_]10(n)-1	-	Amended and Restated Supplemental Executive Retirement Plan, dated December 8, 2003 (Exhibit 10(s) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2003)

[_]10(n)-2	-	Amendment No. 1 to Supplemental Executive Retirement Plan, dated December 16, 2004 (Exhibit 99.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated December 17, 2004)

[_]10(o)-1	-	Incentive Compensation Plan, amended and restated effective January 1, 2003 (Exhibit 10(p) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2002)

[_]10(o)-2	-

Form of Stock Option Agreement for stock option awards under the Incentive Compensation Plan (Exhibit 10(b) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended September 30, 2004)

[_]10(p)	-	Incentive Compensation Plan for Key Employees, amended and restated effective January 1, 2003 (Schedule B to Proxy Statement of PPL Corporation, dated March 17, 2003)

[_]10(q)	-	Short-term Incentive Plan (Schedule B to Proxy Statement of PPL Corporation, dated March 12, 1999)

[_]10(r)	-

Form of Severance Agreement entered into between PPL Corporation and the Executive Officers listed in this Form 10-K Report (Exhibit 10(r) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2001)

[_]10(s)	-

Form for Retention Agreement entered into between PPL Corporation and Messrs. Champagne, Miller and Petersen (Exhibit 10(s) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2001)

[_]10(t)	-

Agreement dated January 15, 2003 between PPL Corporation and Mr. Miller regarding Supplemental Pension Benefits (Exhibit 10(u) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2002)

10(u)	-	Equity Contribution Agreement, among PPL Corporation, PPL Montana, LLC, and The Chase Manhattan Bank, as Trustee (Exhibit 10.15 to PPL Montana, LLC Form S-4 (Registration Statement No. 333-50350))

10(v)	-	Facility Lease Agreement (BA 1/2) between PPL Montana, LLC and Montana OL3, LLC (Exhibit 4.7a to PPL Montana, LLC Form S-4 (Registration Statement No. 333-50350))

10(w)	-	Facility Lease Agreement (BA 3) between PPL Montana, LLC and Montana OL4, LLC (Exhibit 4.8a to PPL Montana, LLC Form S-4 (Registration Statement No. 333-50350))

10(x)	-

Services Agreement, dated as of July 1, 2000, among PPL Corporation, PPL Energy Funding Corporation and its direct and indirect subsidiaries in various tiers, PPL Capital Funding, Inc., PPL Gas Utilities Corporation, PPL Services Corporation and CEP Commerce, LLC (Exhibit 10.20 to PPL Energy Supply, LLC Form S-4 (Registration Statement No. 333-74794))

10(y)	-	Pollution Control Facilities Loan Agreement, dated as of February 1, 2003, between PPL Electric Utilities Corporation and the Lehigh County Industrial Development Authority

10(z)-1	-

Asset Purchase Agreement, dated as of June 1, 2004, by and between PPL Sundance Energy, LLC, as Seller, and Arizona Public Service Company, as Purchaser (Exhibit 10(a) to PPL Corporation and PPL Energy Supply, LLC Form 10-Q Reports (File Nos. 1-11459 and 333-74794) for the quarter ended June 30, 2004)

10(z)-2	-

Amendment No. 1, dated December 14, 2004, to said Asset Purchase Agreement (Exhibit 99.1 to PPL Corporation and PPL Energy Supply, LLC Form 8-K Reports (File Nos. 1-11459 and 333-74794) dated December 15, 2004)

[_]10(aa)	-	Separation Agreement and General Release dated July 27, 2004 (Exhibit 10(a) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended September 30, 2004)

10(bb)	-

Receivables Sale Agreement, dated as of August 1, 2004, between PPL Electric Utilities Corporation, as Originator, and PPL Receivables Corporation, as Buyer (Exhibit 10(d) to PPL Electric Utilities Corporation Form 10-Q Report (File No. 1-905) for the quarter ended June 30, 2004)

10(cc)	-

Credit and Security Agreement, dated as of August 1, 2004, among PPL Receivables Corporation, as Borrower, PPL Electric Utilities Corporation, as Servicer, Blue Ridge Asset Funding Corporation, the Liquidity Banks from time to time party thereto and Wachovia Bank, National Association, as Agent (Exhibit 10(e) to PPL Electric Utilities Corporation Form 10-Q Report (File No. 1-905) for the quarter ended June 30, 2004)

*10(dd)	-	$300 Demand Loan Agreement, dated as of August 20, 2004, among CEP Lending, Inc. and PPL Energy Funding Corporation

*10(ee)	-	Amended and Restated £400,000,000 Credit Agreement, dated as of October 12, 2004, among Western Power Distribution (South West) plc and the banks named therein

*10(ff)	-	Pollution Control Facilities Loan Agreement, dated as of February 1, 2005, between PPL Electric Utilities Corporation and the Lehigh County Industrial Development Authority

*10(gg)	-	PPL Corporation Director and Named Executive Officer Compensation Matters

*10(hh)	-	PPL Electric Utilities Corporation Named Executive Officer Compensation Matters

*12(a)	-	PPL Corporation and Subsidiaries Computation of Ratio of Earnings to Fixed Charges

*12(b)	-	PPL Energy Supply, LLC and Subsidiaries Computation of Ratio of Earnings to Fixed Charges

*12(c)	-	PPL Electric Utilities Corporation and Subsidiaries Computation of Ratio of Earnings to Fixed Charges

*21(a)	-	Subsidiaries of PPL Corporation

*21(b)	-	Subsidiaries of PPL Electric Utilities Corporation

*23(a)	-	Consent of PricewaterhouseCoopers LLP - PPL Corporation

*23(b)	-	Consent of PricewaterhouseCoopers LLP - PPL Energy Supply, LLC

*24	-	Power of Attorney

*31(a)	-	Certificate of PPL's principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(b)	-	Certificate of PPL's principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(c)	-	Certificate of PPL Energy Supply's principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(d)	-	Certificate of PPL Energy Supply's principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(e)	-	Certificate of PPL Electric's principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(f)	-	Certificate of PPL Electric's principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32(a)	-	Certificate of PPL's principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32(b)	-	Certificate of PPL's principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32(c)	-	Certificate of PPL Energy Supply's principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32(d)	-	Certificate of PPL Energy Supply's principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32(e)	-	Certificate of PPL Electric's principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32(f)	-	Certificate of PPL Electric's principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*99	-	PPL Corporate Organization (Selected Subsidiaries)