Form 10-Q
period 2005-03-31
PPL CORP; PPL ELECTRIC UTILITIES CORP; PPL ENERGY SUPPLY LLC
filed 2005-05-05
CIK 922224, 317187, 1161976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2005
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________ to ___________

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.

1-11459	PPL Corporation (Exact name of Registrant as specified in its charter) (Pennsylvania) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-2758192

333-74794	PPL Energy Supply, LLC (Exact name of Registrant as specified in its charter) (Delaware) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-3074920

1-905	PPL Electric Utilities Corporation (Exact name of Registrant as specified in its charter) (Pennsylvania) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-0959590

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

PPL Corporation	Yes X	No
PPL Energy Supply, LLC	Yes X	No
PPL Electric Utilities Corporation	Yes X	No

Indicate by check mark whether the Registrants are accelerated filers (as defined in Rule 12b-2 of the Act).

PPL Corporation	Yes X	No
PPL Energy Supply, LLC	Yes	No X
PPL Electric Utilities Corporation	Yes	No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

PPL Corporation	Common stock, $.01 par value, 189,753,784 shares outstanding at April 29, 2005, excluding 31,056,521 shares held as treasury stock

PPL Energy Supply, LLC	PPL Corporation indirectly holds all of the membership interests in PPL Energy Supply, LLC.

PPL Electric Utilities Corporation	Common stock, no par value, 78,029,863 shares outstanding and all held by PPL Corporation at April 29, 2005, excluding 79,270,519 shares held as treasury stock

This document is available free of charge at the Investor Center on PPL's Web site at www.pplweb.com. However, information on this Web site does not constitute a part of this Form 10-Q.

PPL CORPORATION
PPL ENERGY SUPPLY, LLC
PPL ELECTRIC UTILITIES CORPORATION

FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2005

GLOSSARY OF TERMS AND ABBREVIATIONS

£ - British pounds sterling.

2001 Senior Secured Bond Indenture - PPL Electric's Indenture, dated as of August 1, 2001, to JPMorgan Chase Bank, as trustee, as supplemented.

2004 Form 10-K - Annual Report to the SEC on Form 10-K for the year ended December 31, 2004.

APA - Asset Purchase Agreement.

ARO - asset retirement obligation.

Bcf - billion cubic feet.

CGE - Compañia General de Electricidad, S.A., a distributor of electricity and natural gas with other industrial segments in Chile and Argentina, in which PPL Global had an 8.7% direct and indirect minority ownership interest until the sale of this interest in March 2004.

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

Fitch - Fitch Ratings.

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

LIBOR - London Interbank Offered Rate.

Montana Power - The Montana Power Company, a Montana-based company that sold its generating assets to PPL Montana in December 1999. Through a series of transactions consummated during the first quarter of 2002, Montana Power sold its electricity delivery business to NorthWestern.

Moody's - Moody's Investors Service, Inc.

MW - megawatt, one thousand kilowatts.

MWh - megawatt-hour, one thousand kilowatt-hours.

NorthWestern - NorthWestern Energy Division, a Delaware corporation and a subsidiary of NorthWestern Corporation and successor in interest to Montana Power's electricity delivery business, including Montana Power's rights and obligations under contracts with PPL Montana.

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

PPL Capital Funding - PPL Capital Funding, Inc., a wholly owned financing subsidiary of PPL.

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

PPL Global - PPL Global, LLC, a subsidiary of PPL Energy Supply that owns and operates international energy businesses that are focused on the regulated distribution of electricity.

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

PURTA - the Pennsylvania Public Utility Realty Tax Act.

Regulation S-X - SEC regulation governing the form and content of and requirements for financial statements required to be filed pursuant to the federal securities laws.

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

S&P - Standard & Poor's Ratings Services.

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

FORWARD-LOOKING INFORMATION

Statements contained in this Form 10-Q concerning expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts are "forward-looking statements" within the meaning of the federal securities laws. Although PPL, PPL Energy Supply and PPL Electric believe that the expectations and assumptions reflected in these statements are reasonable, there can be no assurance that these expectations will prove to be correct. These forward-looking statements involve a number of risks and uncertainties, and actual results may differ materially from the results discussed in the forward-looking statements. In addition to the specific factors discussed in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections herein, the following are among the important factors that could cause actual results to differ materially from the forward-looking statements:

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
  capital market conditions, including changes in interest rates, and decisions regarding capital structure;
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENT OF INCOME
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, except per share data)
	Three Months Ended March 31,

	2005	2004
Operating Revenues
Utility	$1,151	$1,085
Unregulated retail electric and gas	25	31
Wholesale energy marketing	271	278
Net energy trading margins	16	6
Energy related businesses	139	119

Total	1,602	1,519

Operating Expenses
Operation
Fuel	245	205
Energy purchases	269	267
Other operation and maintenance	364	316
Amortization of recoverable transition costs	69	71
Depreciation	105	99
Taxes, other than income	73	57
Energy related businesses	148	138

Total	1,273	1,153

Operating Income	329	366

Other Income - net	9	11

Interest Expense	135	124

Income from Continuing Operations Before Income Taxes, Minority Interest and Dividends on Preferred Stock	203	253

Income Taxes	32	72

Minority Interest	2	2

Dividends on Preferred Stock	1	1

Income from Continuing Operations	168	178

Loss from Discontinued Operations (net of income taxes)		1

Net Income	$168	$177

Earnings Per Share of Common Stock:
Income from Continuing Operations:
Basic	$0.89	$1.00
Diluted	$0.88	$0.99
Net income:
Basic	$0.89	$1.00
Diluted	$0.88	$0.99

Dividends Declared Per Share of Common Stock	$0.46	$0.41

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Three Months Ended March 31,

	2005	2004

Net Cash Provided by Operating Activities	$309	$317

Cash Flows From Investing Activities
Expenditures for property, plant and equipment	(169)	(174)
Investment in generating assets and electric energy projects		(18)
Proceeds from the sale of minority interest in CGE		123
Purchases of auction rate securities		(39)
Proceeds from the sale of auction rate securities	66	8
Net decrease in restricted cash	16	3
Other investing activities	(8)	(1)

Net cash used in investing activities	(95)	(98)

Cash Flows From Financing Activities
Issuance of common stock	24	12
Issuance of long-term debt	116	14
Retirement of long-term debt	(396)	(107)
Payment of common dividends	(77)	(69)
Payment of preferred dividends	(1)	(1)
Net increase (decrease) in short-term debt	265	(6)
Other financing activities	(9)	(1)

Net cash used in financing activities	(78)	(158)

Effect of Exchange Rates on Cash and Cash Equivalents	2	4

Net Increase in Cash and Cash Equivalents	138	65
Cash and Cash Equivalents at Beginning of Period	616	466

Cash and Cash Equivalents at End of Period	$754	$531

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEET
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	March 31, 2005	December 31, 2004

Assets

Current Assets
Cash and cash equivalents	$754	$616
Restricted cash	53	50
Accounts receivable (less reserve: 2005 and 2004, $88)	576	459
Unbilled revenues	355	407
Fuel, materials and supplies	267	309
Prepayments	160	56
Deferred income taxes	227	162
Price risk management assets	242	115
Other	65	130

	2,699	2,304

Investments
Investment in unconsolidated affiliates - at equity	54	51
Nuclear plant decommissioning trust fund	405	409
Other	12	12

	471	472

Property, Plant and Equipment - net
Electric plant in service
Transmission and distribution	5,998	5,927
Generation	4,019	4,007
General	456	480

	10,473	10,414
Construction work in progress	164	148
Nuclear fuel	158	153

Electric plant	10,795	10,715
Gas and oil plant	213	213
Other property	219	221

	11,227	11,149

Regulatory and Other Noncurrent Assets
Recoverable transition costs	1,363	1,431
Goodwill	1,137	1,127
Other acquired intangibles	341	336
Other	940	942

	3,781	3,836

	$18,178	$17,761

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEET
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	March 31, 2005	December 31, 2004

Liabilities and Equity

Current Liabilities
Short-term debt	$306	$42
Long-term debt	840	866
Accounts payable	412	407
Above market NUG contracts	72	73
Taxes	204	164
Interest	121	129
Dividends	88	79
Price risk management liabilities	295	167
Other	463	368

	2,801	2,295

Long-term Debt	6,550	6,792

Long-term Debt with Affiliate Trust	89	89

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes and investment tax credits	2,429	2,426
Accrued pension obligations	459	476
Asset retirement obligations	262	257
Above market NUG contracts	188	206
Other	976	874

	4,314	4,239

Commitments and Contingent Liabilities

Minority Interest	55	56

Preferred Stock without Sinking Fund Requirements	51	51

Shareowners' Common Equity
Common stock	2	2
Capital in excess of par value	3,609	3,577
Treasury stock	(838)	(838)
Earnings reinvested	1,951	1,870
Accumulated other comprehensive loss	(378)	(323)
Capital stock expense and other	(28)	(49)

	4,318	4,239

	$18,178	$17,761

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENT OF INCOME
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Three Months Ended March 31,

	2005	2004

Operating Revenues
Wholesale energy marketing	$271	$278
Wholesale energy marketing to affiliate	415	410
Utility	293	279
Unregulated retail electric and gas	25	31
Net energy trading margins	16	6
Energy related businesses	133	114

Total	1,153	1,118

Operating Expenses
Operation
Fuel	192	159
Energy purchases	178	213
Energy purchases from affiliate	38	37
Other operation and maintenance	262	236
Depreciation	74	70
Taxes, other than income	25	26
Energy related businesses	139	131

Total	908	872

Operating Income	245	246

Other Income - net	10	11

Interest Expense	65	53

Interest Expense with Affiliate	7	3

Income from Continuing Operations Before Income Taxes and Minority Interest	183	201

Income Taxes	26	52

Minority Interest	2	2

Income from Continuing Operations	155	147

Loss from Discontinued Operations (net of income taxes)		1

Net Income	$155	$146

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Three Months Ended March 31,

	2005	2004

Net Cash Provided by Operating Activities	$299	$272

Cash Flows From Investing Activities
Expenditures for property, plant and equipment	(123)	(114)
Investment in generating assets and electric energy projects		(18)
Proceeds from the sale of minority interest in CGE		123
Purchases of auction rate securities		(9)
Proceeds from the sale of auction rate securities	51	3
Net increase in notes receivable from affiliates		(4)
Net decrease in restricted cash	17	2
Other investing activities	(8)	(1)

Net cash used in investing activities	(63)	(18)

Cash Flows From Financing Activities
Issuance of long-term debt		14
Contributions from Member		8
Retirement of long-term debt	(208)	(5)
Distributions to Member	(58)	(63)
Net increase (decrease) in short-term debt	165	(51)

Net cash used in financing activities	(101)	(97)

Effect of Exchange Rates on Cash and Cash Equivalents	2	4

Net Increase in Cash and Cash Equivalents	137	161
Cash and Cash Equivalents at Beginning of Period	357	222

Cash and Cash Equivalents at End of Period	$494	$383

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEET
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	March 31, 2005	December 31, 2004

Assets

Current Assets
Cash and cash equivalents	$494	$357
Restricted cash	3	3
Accounts receivable (less reserve: 2005, $66; 2004, $68)	306	259
Unbilled revenues	219	250
Accounts receivable from affiliates	142	152
Collateral on PLR energy supply to affiliate	300	300
Fuel, materials and supplies	229	256
Prepayments	34	42
Deferred income taxes	171	128
Price risk management assets	242	113
Other	49	97

	2,189	1,957

Investments
Investment in unconsolidated affiliates - at equity	54	51
Nuclear plant decommissioning trust fund	405	409
Other	5	5

	464	465

Property, Plant and Equipment - net
Electric plant in service
Transmission and distribution	3,581	3,523
Generation	4,019	4,007
General	232	254

	7,832	7,784
Construction work in progress	128	115
Nuclear fuel	158	153

Electric plant	8,118	8,052
Gas and oil plant	20	21
Other property	154	156

	8,292	8,229

Other Noncurrent Assets
Goodwill	1,081	1,072
Other acquired intangibles	210	202
Other	559	559

	1,850	1,833

	$12,795	$12,484

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEET
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	March 31, 2005	December 31, 2004

Liabilities and Equity

Current Liabilities
Short-term debt	$164
Long-term debt	5	$181
Accounts payable	351	338
Accounts payable to affiliates	80	52
Above market NUG contracts	72	73
Taxes	93	101
Interest	83	87
Deferred revenue on PLR energy supply to affiliate	12	12
Price risk management liabilities	287	163
Other	300	262

	1,447	1,269

Long-term Debt	3,698	3,694

Note Payable to Affiliate	495	495

Long-term Debt with Affiliate Trust	89	89

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes and investment tax credits	1,293	1,261
Accrued pension obligations	318	341
Asset retirement obligations	262	257
Above market NUG contracts	188	206
Deferred revenue on PLR energy supply to affiliate	43	46
Other	815	720

	2,919	2,831

Commitments and Contingent Liabilities

Minority Interest	55	56

Member's Equity	4,092	4,050

	$12,795	$12,484

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENT OF INCOME
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Three Months Ended March 31,

	2005	2004

Operating Revenues
Retail electric	$780	$732
Wholesale electric	1	4
Wholesale electric to affiliate	38	37

Total	819	773

Operating Expenses
Operation
Energy purchases	91	55
Energy purchases from affiliate	415	410
Other operation and maintenance	101	78
Amortization of recoverable transition costs	69	71
Depreciation	28	26
Taxes, other than income	47	31

Total	751	671

Operating Income	68	102

Other Income - net	4	1

Interest Expense	53	49

Income Before Income Taxes	19	54

Income Taxes	3	20

Income Before Dividends on Preferred Stock	16	34

Dividends on Preferred Stock	1	1

Income Available to PPL Corporation	$15	$33

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Three Months Ended March 31,

	2005	2004

Net Cash Provided by Operating Activities	$4	$44

Cash Flows From Investing Activities
Expenditures for property, plant and equipment	(40)	(54)
Purchases of auction rate securities		(30)
Proceeds from the sale of auction rate securities	10	5
Net decrease in restricted cash	2	2
Other investing activities		1

Net cash used in investing activities	(28)	(76)

Cash Flows From Financing Activities
Issuance of long-term debt	116
Retirement of long-term debt	(188)	(102)
Payment of preferred dividends	(1)	(1)
Payment of common dividends to PPL Corporation	(16)	(1)
Net increase in short-term debt	100	45
Other financing activities	(5)

Net cash provided by (used in) financing activities	6	(59)

Net Decrease in Cash and Cash Equivalents	(18)	(91)
Cash and Cash Equivalents at Beginning of Period	151	162

Cash and Cash Equivalents at End of Period	$133	$71

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEET
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	March 31, 2005	December 31, 2004

Assets

Current Assets
Cash and cash equivalents	$133	$151
Restricted cash	42	42
Accounts receivable (less reserve: 2005, $20; 2004, $18)	234	179
Unbilled revenues	130	148
Accounts receivable from affiliates	6	17
Note receivable from affiliate	300	300
Prepayments	111	6
Prepayment on PLR energy supply from affiliate	12	12
Other	76	66

	1,044	921

Property, Plant and Equipment - net
Electric plant in service
Transmission and distribution	2,417	2,404
General	219	220

	2,636	2,624
Construction work in progress	30	29

Electric plant	2,666	2,653
Other property	4	4

	2,670	2,657

Regulatory and Other Noncurrent Assets
Recoverable transition costs	1,363	1,431
Intangibles	116	117
Prepayment on PLR energy supply from affiliate	43	46
Other	357	354

	1,879	1,948

	$5,593	$5,526

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEET
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	March 31, 2005	December 31, 2004

Liabilities and Equity

Current Liabilities
Short-term debt	$142	$42
Long-term debt	485	336
Accounts payable	37	39
Accounts payable to affiliates	153	168
Taxes	60	46
Collateral on PLR energy supply from affiliate	300	300
Other	140	98

	1,317	1,029

Long-term Debt	1,987	2,208

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes and investment tax credits	780	776
Other	187	190

	967	966

Commitments and Contingent Liabilities

Preferred Stock without Sinking Fund Requirements	51	51

Shareowner's Common Equity
Common stock	1,476	1,476
Additional paid-in capital	361	361
Treasury stock	(912)	(912)
Earnings reinvested	353	354
Capital stock expense and other	(7)	(7)

	1,271	1,272

	$5,593	$5,526

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

  Interim Financial Statements

  (PPL, PPL Energy Supply and PPL Electric)

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments (including normal, recurring accruals) considered necessary for a fair presentation in accordance with accounting principles generally accepted in the U.S. are reflected in the condensed consolidated financial statements. The Balance Sheet as of December 31, 2004, is derived from each Registrant's 2004 audited Balance Sheet. The financial statements and notes thereto should be read in conjunction with the financial statements and notes contained in each Registrant's 2004 Form 10-K. The results of operations for the three months ended March 31, 2005, are not necessarily indicative of the results to be expected for the full year ending December 31, 2005, or other future periods, because results for interim periods can be disproportionately influenced by various factors and developments and seasonal variations.

  Certain amounts in the March 31, 2004, and December 31, 2004, financial statements have been reclassified to conform to the presentation in the March 31, 2005, financial statements.

  Summary of Significant Accounting Policies

  The following accounting policy disclosures represent updates to the "Summary of Significant Accounting Policies" Note in each Registrant's 2004 Form 10-K.

  (PPL and PPL Energy Supply)

  Depreciation

  PPL subsidiaries periodically review the depreciable lives of their fixed assets. In light of significant planned environmental capital expenditures, PPL Generation conducted studies of depreciable lives of Montour Units 1 and 2 and Brunner Island Unit 3 during the first quarter of 2005. Based on these studies, management determined that the useful lives for these units should be extended from 2025 to 2035. Therefore, effective January 1, 2005, PPL Generation revised the useful lives of these fossil units. The effect of this change for the first quarter of 2005 was to increase net income by approximately $2 million, as a result of lower depreciation.

  Goodwill

  The change in the carrying amount of "Goodwill," as shown on the Balance Sheet, was due to the effect of foreign exchange rates.

  (PPL, PPL Energy Supply and PPL Electric)

  Stock-Based Compensation

  Effective January 1, 2003, PPL and its subsidiaries prospectively adopted the fair value method of accounting for stock-based compensation. If the fair value method had been used to account for all outstanding stock-based compensation awards in both periods, there would not have been a material impact on reported net income and EPS.

  See Note 16 for a discussion of SFAS 123 (revised 2004), "Share-Based Payment."

  In SFAS 123 (revised 2004) the FASB provided additional guidance on the requirement to accelerate expense recognition for employees who are at or near retirement age and who are under a plan that allows for accelerated vesting upon an employee's retirement which is relevant to prior accounting for stock-based compensation. PPL's plans allow for accelerated vesting upon an employee's retirement. Thus, for employees who are retirement eligible when stock-based awards are granted, PPL will recognize the expense immediately. For employees who are not retirement eligible when stock-based awards are granted, PPL will amortize the awards over the shorter of the vesting period or the period up to the employee's attainment of retirement age. Retirement eligible has been defined as the early retirement age of 55 under PPL's primary pension plans.

  (PPL)

  In the first quarter of 2005, PPL recorded an adjustment of approximately $10 million after tax, or $0.06 per share, to accelerate stock-based compensation expense for retirement-eligible employees. Approximately $5 million of the total, or $0.03 per share, was related to prior periods. The prior period amounts were not material to previously issued financial statements.

  (PPL Energy Supply)

  In the first quarter of 2005, PPL Energy Supply recorded a charge of approximately $7 million after tax to accelerate stock-based compensation expense for retirement-eligible employees. Approximately $4 million of the after-tax total was related to prior periods. The prior period amounts were not material to previously issued financial statements.

  (PPL Electric)

  In the first quarter of 2005, PPL Electric recorded a charge of approximately $3 million after tax to accelerate stock-based compensation expense for retirement-eligible employees. Approximately $1 million of the after-tax total was related to prior periods. The prior period amounts were not material to previously issued financial statements.

  New Accounting Standards

  See Note 16 for information on new accounting standards pending adoption.

  Segment and Related Information

  (PPL and PPL Energy Supply)

  See the "Segment and Related Information" Note in each Registrant's 2004 Form 10-K for a discussion of reportable segments. As of March 31, 2005, there were no changes to the reportable segments except that the segments were renamed to more specifically describe their businesses. The reportable segments are now Supply, International Delivery (formerly International) and Pennsylvania Delivery (formerly Delivery).

  Financial data for the segments are as follows:

	Three Months Ended March 31,

	PPL		PPL Energy Supply

	2005	2004	2005	2004

Income Statement Data

Revenues from external customers

Supply	$434	$417	$843	$823

International Delivery	310	295	310	295

Pennsylvania Delivery (a)	858	807

	1,602	1,519	1,153	1,118

Intersegment revenues

Supply	416	410

Pennsylvania Delivery (a)	38	38

Net Income

Supply	86	89	93	98

International Delivery (b)	62	48	62	48

Pennsylvania Delivery (a)	20	40

	$168	$177	$155	$146

	PPL		PPL Energy Supply

	March 31, 2005	December 31, 2004	March 31, 2005	December 31, 2004

Balance Sheet Data

Total assets

Supply	$7,009	$6,673	$7,389	$7,094

International Delivery	5,406	5,390	5,406	5,390

Pennsylvania Delivery (a)	5,763	5,698

	$18,178	$17,761	$12,795	$12,484

(a)	The Pennsylvania Delivery segment is not a component of PPL Energy Supply.
(b)	2004 includes the "Loss from Discontinued Operations." See Note 8 for additional information.

  Earnings Per Share

  (PPL)

  Basic EPS is calculated using the weighted-average number of common shares outstanding during the period. Diluted EPS is calculated using weighted-average shares outstanding that are increased for additional shares that would be outstanding if potentially dilutive securities were converted to common stock. Potentially dilutive securities consist of:

•	stock options, restricted stock and restricted stock units granted under the incentive compensation plans;
•	stock units representing common stock granted under the directors compensation programs;
•	common stock purchase contracts that were a component of the PEPS Units and PEPS Units, Series B; and
•	convertible senior notes.

  The basic and diluted EPS calculations, and the reconciliation of the shares (in thousands) used in the calculations, are shown below:

	Three Months Ended March 31,

	2005	2004

Income (Numerator)

Income from continuing operations	$168	$178

Loss from discontinued operations (net of income taxes)		1

Net Income	$168	$177

Shares (Denominator)

Shares for Basic EPS	189,060	177,150

Add incremental shares:

Convertible Senior Notes	584

Stock options and other share-based awards	1,031	607

Shares for Diluted EPS	190,675	177,757

Basic EPS

Income from continuing operations	$0.89	$1.00

Loss from discontinued operations (net of income taxes)

Net Income	$0.89	$1.00

Diluted EPS

Income from continuing operations	$0.88	$0.99

Loss from discontinued operations (net of income taxes)

Net Income	$0.88	$0.99

  In May 2001, PPL and PPL Capital Funding Trust I issued 23 million PEPS Units that contained a purchase contract component for PPL's common stock. The purchase contracts were only dilutive if the average price of PPL's common stock exceeded a threshold appreciation price, which was adjusted for cash distributions on PPL common stock. The threshold appreciation price was initially set at $65.03 and was adjusted to $63.38 as of April 1, 2004, based on dividends paid on PPL's common stock since issuance. The purchase contracts were settled in May 2004. Since the average price did not exceed the threshold appreciation price, the purchase contracts were excluded from the diluted EPS calculation for 2004.

  In January 2004, PPL completed an exchange offer resulting in the exchange of approximately four million PEPS Units for PEPS Units, Series B. The primary difference in the units related to the debt component. The purchase contract components of both units, which were potentially dilutive, were identical. The threshold appreciation price for the purchase contract component of the PEPS Units, Series B was adjusted in the same manner as that of the PEPS Units and was $63.38 as a result of the adjustment as of April 1, 2004. These purchase contracts were settled in May 2004. Since the average price did not exceed the threshold appreciation price, the purchase contracts were excluded from the diluted EPS calculation for 2004.

  In May 2003, PPL Energy Supply issued $400 million of 2.625% Convertible Senior Notes due 2023. Based on the terms at the time of issuance, the Convertible Senior Notes could be settled entirely in cash or shares of PPL common stock. The notes were modified in November 2004 to require cash settlement of the principal amount, permit settlement of any conversion premium in cash or stock and eliminate a provision that required settlement in stock in the event of default. These modifications were made in response to the FASB's ratification in October 2004 of EITF Issue 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share," as well as other anticipated rules relating to EPS. EITF Issue 04-8 requires contingently convertible instruments to be included in diluted EPS. It also requires restatement of prior-period diluted EPS, in certain circumstances, based upon the terms of the contingently convertible instruments as of the date of adoption, which was December 31, 2004, for PPL.

  Based upon the current conversion rate of 20.1106 shares per $1,000 principal of notes, the Convertible Senior Notes will have a dilutive impact when the average market price of PPL common stock exceeds the conversion price of $49.73. The Convertible Senior Notes did not have a dilutive impact on EPS for the three months ended March 31, 2004.

  The maximum number of shares that could potentially be issued to settle the conversion premium, based upon the current conversion rate, is 8,044,240 shares. Based on PPL's common stock price at March 31, 2005, the conversion premium equated to 635,461 shares, or approximately $34 million.

  The following number of stock options to purchase PPL common shares were excluded in the periods' computations of diluted EPS because the effect would have been antidilutive.

	Three Months Ended March 31,

(Thousands of Shares)	2005	2004

Antidilutive stock options	804	747

  Income Taxes

  (PPL, PPL Energy Supply and PPL Electric)

  Reconciliations of effective income tax rates are as follows:

	Three Months Ended March 31,

PPL	2005	2004

Reconciliation of Income Tax Expense

Indicated federal income tax on pre-tax income at statutory tax rate - 35%	$71	$89

Increase (decrease) due to:

State income taxes	(2)	4

Amortization of investment tax credit	(3)	(3)

Difference related to income recognition of foreign affiliates (net of foreign income taxes)	(10)	(3)

Federal income tax credits	(24)	(14)

Other		(1)

	(39)	(17)

Total income tax expense	$32	$72

Effective income tax rate	15.8%	28.5%

PPL Energy Supply

Reconciliation of Income Tax Expense

Indicated federal income tax on pre-tax income at statutory tax rate - 35%	$64	$70

Increase (decrease) due to:

State income taxes	(1)	1

Amortization of investment tax credit	(2)	(2)

Difference related to income recognition of foreign affiliates (net of foreign income taxes)	(10)	(3)

Federal income tax credits	(24)	(14)

Other	(1)

	(38)	(18)

Total income tax expense	$26	$52

Effective income tax rate	14.2%	25.9%

PPL Electric

Reconciliation of Income Tax Expense

Indicated federal income tax on pre-tax income at statutory tax rate - 35%	$6	$19

Increase (decrease) due to:

State income taxes		3

Amortization of investment tax credit	(1)	(1)

Release of tax reserves	(2)

Other		(1)

	(3)	1

Total income tax expense	$3	$20

Effective income tax rate	15.8%	37.0%

  (PPL and PPL Energy Supply)

  In October 2004, President Bush signed the American Jobs Creation Act of 2004 (the Act). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations, and uncertainty remains as to how to interpret numerous provisions in the Act. As such, PPL Energy Supply is not in a position to decide on whether, and to what extent, it might repatriate foreign earnings that have not yet been remitted to the U.S. based on its analysis to date. However, it is reasonably possible that PPL Energy Supply may repatriate some amount between zero and $500 million, with the respective tax liability ranging from zero to $27 million. PPL Energy Supply expects to be in a position to finalize its assessment by December 31, 2005.

  The Act also provides, beginning in 2005, a tax deduction from income for certain qualified domestic production activities. FSP FAS 109-1, "Application of FASB Statement No. 109, 'Accounting for Income Taxes', to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004," specifies that this tax deduction will be treated as a special deduction and not as a tax rate reduction. During the first quarter of 2005, the Treasury Department and the IRS issued interim guidance related to the tax deduction. Based on the interim guidance, PPL and PPL Energy Supply estimate an annual tax benefit for the year 2005 of approximately $3 million.

  Comprehensive Income

  (PPL and PPL Energy Supply)

  The after-tax components of comprehensive income are:

	Three Months Ended March 31,

	PPL		PPL Energy Supply

	2005	2004	2005	2004

Net Income	$168	$177	$155	$146

Other comprehensive income (loss):

Foreign currency translation adjustments	16	79	16	79

Disposition of investment in CGE - foreign currency translation adjustment (Note 8)		10		10

Unrealized loss on available-for-sale securities	(5)	(3)	(5)	(3)

Unrealized loss on qualifying derivatives	(66)	(36)	(66)	(33)

Total other comprehensive income (loss)	(55)	50	(55)	53

Comprehensive Income	$113	$227	$100	$199

  (PPL Electric)

  PPL Electric's comprehensive income approximates net income.

  Credit Arrangements and Financing Activities

  Credit Arrangements

  (PPL, PPL Energy Supply and PPL Electric)

  PPL Energy Supply and PPL Electric maintain credit facilities in order to enhance liquidity, and as a credit back-stop to their respective commercial paper programs. PPL Electric maintains two credit facilities: a $100 million three-year credit facility maturing in June 2006 and a $200 million five-year credit facility maturing in June 2009. PPL Energy Supply also maintains two credit facilities: a $300 million three-year credit facility maturing in June 2006 and an $800 million five-year credit facility maturing in June 2009. At March 31, 2005, no cash borrowings were outstanding under any credit facilities of PPL Electric or PPL Energy Supply. Both PPL Electric and PPL Energy Supply have the ability to cause the lenders under their respective facilities to issue letters of credit. At March 31, 2005, PPL Electric had no letters of credit outstanding under its credit facilities, and PPL Energy Supply had $396 million of letters of credit outstanding under its credit facilities.

  (PPL and PPL Energy Supply)

  WPD (South West) maintains three credit facilities: a £100 million 364-day credit facility expiring in October 2005, a £150 million three-year credit facility expiring in October 2007, and a £150 million five-year credit facility expiring in October 2009. In December 2004, WPD (South West) borrowed £108 million (approximately $208 million at December 2004 exchange rates) under its credit facilities. This borrowing was recorded in January 2005 due to the one-month reporting lag. The balance outstanding under the WPD (South West) credit facilities at March 31, 2005, was £85 million (approximately $164 million at current exchange rates).

  WPD also has a £2.5 million uncommitted borrowing line, which has £1.25 million (approximately $2 million at current exchange rates) of letters of credit outstanding.

  In March 2005, PPL Energy Supply entered into a 364-day bilateral reimbursement agreement with a bank for the purpose of issuing letters of credit. Under the agreement, PPL Energy Supply can cause the bank to issue up to $200 million of letters of credit. As of March 31, 2005, there were no letters of credit outstanding under this agreement.

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

  Financing Activities

  (PPL)

  In April 2005, PPL Capital Funding retired all $320 million of its 7-3/4% Medium-term Notes due April 2005 at par value. The funds for the retirement were obtained from PPL Energy Supply's August 2004 issuance of $300 million of 5.40% Senior Notes maturing in August 2014.

  (PPL and PPL Energy Supply)

  In December 2004, WPD borrowed £108 million (approximately $208 million at December 2004 exchange rates) under its credit facilities to retire $178 million of 6.75% Unsecured Bonds due December 2004 and settle the related $30 million cross currency swap. The total amount is included on the Statement of Cash Flows as "Retirement of long-term debt." This bond retirement was recorded in January 2005 due to the one-month reporting lag.

  At March 31, 2005, PPL Energy Supply had no commercial paper outstanding under its commercial paper program, but plans to access the commercial paper market in the second quarter of 2005.

  During the three months ended March 31, 2005, PPL Energy Supply distributed $58 million to its parent company.

  (PPL and PPL Electric)

  At March 31, 2005, $113 million of accounts receivable and $115 million of unbilled revenue were pledged under the credit agreement related to PPL Electric's asset-backed commercial paper program. Also at this date, there was $42 million of short-term debt outstanding under the credit agreement at an interest rate of 2.79%, with such debt being used to cash collateralize letters of credit issued on PPL Electric's behalf. At March 31, 2005, based on the accounts receivable and unbilled revenue pledged, an additional $103 million was available for borrowing. PPL Electric's sale to its subsidiary of the accounts receivable and unbilled revenue is an absolute sale of the assets, and PPL Electric does not retain an interest in these assets. However, for financial reporting purposes, the subsidiary's financial results are consolidated in PPL Electric's financial statements.

  In the first quarter of 2005, PPL Transition Bond Company made principal payments on transition bonds totaling $73 million.

  At March 31, 2005, PPL Electric had $100 million of commercial paper outstanding under its commercial paper program that had an average interest rate of 2.90%.

  In February 2005, the Lehigh County Industrial Development Authority (LCIDA) issued $116 million of 4.70% Pollution Control Revenue Refunding Bonds due 2029 on behalf of PPL Electric. The proceeds of the LCIDA bonds were used in March 2005 to refund the LCIDA's $116 million of 6.40% Pollution Control Revenue Refunding Bonds due 2029. PPL Electric has entered into a loan agreement with the LCIDA pursuant to which the LCIDA has loaned to PPL Electric the proceeds of the LCIDA bonds on payment terms that correspond to the LCIDA bonds. The scheduled principal and interest payments on the LCIDA bonds are insured. In order to secure its obligations to the insurance provider, PPL Electric issued $116 million aggregate principal amount of its Senior Secured Bonds (under its 2001 Senior Secured Bond Indenture), which also have payment terms that correspond to the LCIDA bonds.

  In April 2005, PPL Electric retired all $69 million of its 6-1/2% First Mortgage Bonds due April 2005 at par value.

  Dividends (PPL)

  In February 2005, PPL announced an increase to its quarterly common stock dividend, payable April 1, 2005, to 46 cents per share (equivalent to $1.84 per annum). Future dividends, declared at the discretion of the Board of Directors, will be dependent upon future earnings, cash flows, financial requirements and other factors.

  Acquisitions, Development and Divestitures

  (PPL and PPL Energy Supply)

  Domestic Generation Projects

  In 2003, PPL Maine entered into an agreement in principle with a coalition of government agencies and private groups to sell three of its nine hydroelectric dams in Maine.  The parties reached a final agreement in 2004 and submitted the plan to the FERC for approval. Under the agreement, a non-profit organization designated by the coalition would have a five-year option to purchase the dams for approximately $25 million, and PPL Maine would receive rights to increase energy output at its other hydroelectric dams in Maine. The coalition has announced plans to remove or bypass the dams subject to the agreement in order to restore runs of Atlantic salmon and other migratory fish to the Penobscot River. The agreement requires several approvals by the FERC, and PPL cannot predict whether or when these regulatory approvals will be obtained.

  In 2004, a subsidiary of PPL Generation agreed to sell the 450 MW Sundance power plant located in Pinal County, Arizona, to Arizona Public Service Company for approximately $190 million in cash, subject to the receipt of various state and federal regulatory approvals and customary closing conditions. In January 2005, each party waived the remaining contractual obligation for approval by the state regulator, the Arizona Corporation Commission. The sale still requires approvals by the FERC under the Federal Power Act. PPL estimates that a loss on sale or impairment charge of about $47 million after tax, or $0.25 per share, could be recorded in 2005 depending on the timing and likelihood of obtaining FERC approvals. PPL cannot predict whether or when the FERC approvals for this transaction will be obtained.

  International Energy Projects

  Discontinued Operations

  In December 2003, PPL Global's Board of Managers authorized PPL Global to sell its investment in a Latin American telecommunications company, and approved a plan of sale. It was determined that this non-strategic business was not economically viable. PPL Global sold this investment to local management for a nominal amount in June 2004. The operating results of the Latin American telecommunications company, which were a loss of approximately $1 million for the three months ended March 31, 2004, are reflected as "Loss from Discontinued Operations" on the Statement of Income.

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

  PPL Energy Supply entered into long-term power purchase agreements with two wind project developers to purchase the full output of their facilities when they begin commercial operation, which is expected by the end of 2005. One of the power purchase agreements is for 100 MW and extends for a term of 15 years, while the other is for 20 MW and extends for a term of 20 years.

  As part of the purchase of generation assets from Montana Power, PPL Montana assumed a power purchase agreement, which was still in effect at March 31, 2005. In accordance with purchase accounting guidelines, PPL Montana recorded a liability of $58 million as the estimated fair value of the agreement at the acquisition date. The liability is being reduced over the term of the agreement, through 2010, as an adjustment to "Energy purchases" on the Statement of Income. The unamortized balance of the liability related to the agreement at March 31, 2005, was $51 million and is included in "Deferred Credits and Other Noncurrent Liabilities - Other" on the Balance Sheet.

  Liability for Above Market NUG Contracts

  In 1998, PPL Electric recorded a loss accrual for above market contracts with NUGs of $854 million, due to its generation business being deregulated. Effective January 1999, PPL Electric began reducing this liability as an offset to "Energy purchases" on the Statement of Income. This reduction is based on the estimated timing of the purchases from the NUGs and projected market prices for this generation. The final existing NUG contract expires in 2014. In connection with the corporate realignment in 2000, the remaining balance of this liability was transferred to PPL EnergyPlus. At March 31, 2005, the remaining liability associated with the above market NUG contracts was $260 million.

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

  As part of the purchase of generation assets from Montana Power, PPL Montana assumed a power sales agreement, which is still in effect at March 31, 2005. In accordance with purchase accounting guidelines, PPL Montana recorded a liability of $7 million as the estimated difference between the fair value and the market value of the agreement at the acquisition date. The agreement was re-evaluated under DIG Issue C20, "Scope Exceptions: Interpretation of the Meaning of Not Clearly and Closely Related in Paragraph 10(b) Regarding Contracts with a Price Adjustment Feature," which changed its fair value and reclassified it as a derivative instrument. The current liability balance is $6 million as of March 31, 2005.

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

  As a result of New Jersey's Electric Discount and Energy Competition Act, the New Jersey Board of Public Utilities authorized and made available to power suppliers, on a competitive basis, the opportunity to provide Basic Generation Service (BGS) to all non-shopping New Jersey customers. In February 2003, PPL EnergyPlus was awarded a 34-month fixed-price BGS contract for a fixed percentage of customer load (approximately 1,000 MW) for Atlantic City Electric Company, Jersey Central Power & Light Company and Public Service Electric & Gas Company. This contract commenced in August 2003. In February 2004, PPL EnergyPlus was awarded a 12-month hourly energy price supply BGS contract for a fixed percentage of customer load (approximately 450 MW) for Atlantic City Electric Company, Jersey Central Power & Light Company and Public Service Electric & Gas Company. These contracts commenced in June 2004. In the first quarter of 2005, PPL EnergyPlus was awarded a portion of the Commercial Industrial Energy Pricing tranche, which will amount to approximately 85 MW after expected shopping. These contracts will commence in June 2005.

  In April 2003, PPL EnergyPlus entered into an agreement with Arizona Public Service Company to provide capacity and associated electricity. The remaining commitment is to provide 150 MW from June through September of 2005. See Note 8 for information regarding the possible sale of the Sundance power plant to Arizona Public Service Company.

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

  In October 2004, the federal district court in Delaware, where NorthWestern's bankruptcy proceeding had been pending, approved a joint stipulation between PPL Montana and NorthWestern under which NorthWestern agreed to establish a segregated reserve to be used for any distributions to be made to satisfy any final judgment that PPL Montana may be awarded pursuant to PPL Montana's counterclaims. This segregated reserve has been funded with shares of NorthWestern common stock equal to $50 million, valued as of the effective date of NorthWestern's plan of reorganization. Also in October, the federal district court in Delaware confirmed NorthWestern's plan of reorganization, and in November 2004, NorthWestern announced that it had officially emerged from bankruptcy protection.

  In May 2005, PPL Montana and NorthWestern reached an agreement in principle pursuant to which each of the parties will withdraw its claims in this litigation. Under the terms of this agreement, NorthWestern will retain the CTS and PPL Montana will pay NorthWestern $9 million. The settlement of this matter is subject to the parties' execution of a final agreement and the satisfaction of the terms and conditions of any such agreement, and PPL cannot be certain whether or when the parties will reach a final agreement. PPL and PPL Energy Supply recognized an after-tax charge of approximately $6 million (or $0.03 per share for PPL) in the first quarter of 2005 for a loss contingency related to this matter.

  If a final agreement between the parties is not reached, the trial for this matter is expected to commence in the Montana federal district court in the last half of 2005. PPL and PPL Energy Supply cannot be certain of the outcome of this matter.

  Montana Hydroelectric Litigation (PPL and PPL Energy Supply)

  In October 2003, a lawsuit was filed against PPL Montana, PPL Services, Avista Corporation, PacifiCorp and nine John Doe defendants in the U.S. District Court of Montana, Missoula Division, by two residents allegedly acting in a representative capacity on behalf of the State of Montana. In January 2004, the complaint was amended to, among other things, include the Great Falls school districts as additional plaintiffs. In May 2004, the Montana Attorney General filed a motion to allow the State of Montana to intervene as an additional plaintiff in the litigation. This motion was granted without objection. The individual plaintiffs, the school districts and the State sought declaratory judgment, compensatory damages and attorneys fees and costs for use of state and/or "school trust" lands by hydropower facilities and to require the defendants to adequately compensate the State and/or the State School Trust fund for full market value of lands occupied. Generally, the suit is founded on allegations that the bed of navigable rivers became state-owned property upon Montana's admission to statehood, and that the use thereof for placement of dam structures, affiliated structures and reservoirs should, under an existing regulatory scheme, trigger lease payments for use of land underneath. The plaintiffs also sought relief on theories of unjust enrichment, trespass and negligence. No specific amount of damages or future rental value has been claimed by the plaintiffs. The defendants filed separate motions to dismiss the individual plaintiffs' and school district's complaint, as well as the complaint of the State of Montana. In September 2004, the federal court granted the motions to dismiss the individual plaintiffs' and school districts' complaint but denied the similar motions as to the State of Montana's complaint. Following the federal court's September decision, PPL Montana and the other defendants filed a motion to dismiss the State of Montana's complaint for lack of diversity jurisdiction and also filed a motion to vacate certain portions of the decision. The federal court has not yet ruled on these motions.

  In November 2004, PPL Montana, Avista Corporation and PacifiCorp commenced an action for declaratory judgment in Montana First Judicial District Court seeking a determination that no lease payments or other compensation for the hydropower facilities' use and occupancy of streambeds can be collected by the State of Montana. The State subsequently filed counterclaims and a motion for summary judgment. In February 2005, the individual plaintiffs and school districts who were dismissed from the federal court proceeding, along with a state teachers' union, filed a motion to intervene as additional defendants in this state court proceeding, and also filed a proposed answer and counterclaims to be used if their motion to intervene is granted. The state court denied this motion to intervene, but has not yet ruled on any of the other above-described motions. PPL and PPL Energy Supply cannot predict the outcome of either the federal or the state court proceeding.

  Regulatory Issues

  California ISO and Western Markets (PPL and PPL Energy Supply)

  Through its subsidiaries, PPL made approximately $18 million of sales to the California ISO during the period from October 2000 through June 2001, of which $17 million has not been paid to PPL subsidiaries. Given the myriad of electricity supply problems presently faced by the California electric utilities and the California ISO, PPL cannot predict whether or when it will receive payment. As of March 31, 2005, PPL has fully reserved for possible underrecoveries of payments for these sales.

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

  PJM Billing (PPL, PPL Energy Supply and PPL Electric)

  In December 2004, Exelon Corporation, on behalf of its subsidiary, PECO Energy, Inc. (PECO), filed a complaint against PJM and PPL Electric with the FERC alleging that PJM had overcharged PECO from April 1998 through May 2003 as a result of an error by PJM in the State Estimator Model used in connection with billing all PJM customers for certain transmission, spot market energy and ancillary services charges. Specifically, the complaint alleges that PJM mistakenly identified PPL Electric's Elroy substation transformer as belonging to PECO and that, as a consequence, during times of congestion, PECO's bills for transmission congestion from PJM erroneously reflected energy that PPL Electric took from the Elroy substation and used to serve PPL Electric's load. The complaint requests the FERC, among other things, to direct PPL Electric to refund to PJM $39 million, plus interest of approximately $8 million, and for PJM to refund these same amounts to PECO. In February 2005, PPL Electric filed its response with the FERC stating that neither PPL Electric nor any of its affiliates should be held financially responsible or liable to PJM or PECO as a result of PJM's error.

  In April 2005, the FERC issued an Order Establishing Hearing and Settlement Judge Proceedings (the Order). In the Order, the FERC determined that PECO is entitled to reimbursement for the transmission congestion charges that PECO asserts PJM erroneously billed to it at the Elroy substation. The FERC set for additional proceedings before a judge the determination of the amount of the overcharge to PECO and which PJM market participants were undercharged and therefore are responsible for reimbursement to PECO. The FERC also ordered procedures before a judge to attempt to reach a settlement of the dispute.

  PPL and PPL Electric recognized an after-tax charge of approximately $27 million (or $0.14 per share for PPL) in the first quarter of 2005 for a loss contingency related to this matter. The pre-tax accrual was approximately $47 million, with $39 million included in "Energy purchases" on the Statement of Income, and $8 million in "Interest Expense."

  PPL, PPL Electric and PPL Energy Supply cannot be certain of the outcome of this matter or the impact on PPL and its subsidiaries. Some or all of the first quarter 2005 charges for this matter may be reversed in a future period depending on the outcome of this matter, the potential for recovery of any amounts paid as a result of the additional FERC proceedings, the application of the relevant provisions of the energy supply agreements between PPL Electric and PPL EnergyPlus and other factors. Depending on these factors, PPL Energy Supply, the parent company of PPL EnergyPlus, may incur some or all of the costs associated with this matter in a future period.

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

  FERC Proposed Rules (PPL, PPL Energy Supply and PPL Electric)

  In July 2002, the FERC issued a Notice of Proposed Rulemaking entitled "Remedying Undue Discrimination through Open Access Transmission Service and Standard Electricity Market Design." The proposed rule contained a proposed implementation date of July 31, 2003. However, since the issuance of the proposed rule, the FERC has delayed the implementation date. This far-reaching proposed rule purported to establish uniform transmission rules and a standard market design by, among other things:

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

  In April 2003, the FERC issued a white paper describing certain modifications to the proposed rule. The FERC requested comments and held numerous public comment sessions concerning the white paper.

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

  Montana Hydroelectric License Contingencies (PPL and PPL Energy Supply)

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

  The Kerr Dam Project license was jointly issued by the FERC to Montana Power and the Confederated Salish and Kootenai Tribes of the Flathead Reservation in 1985, and required Montana Power to hold and operate the project for 30 years. The license required Montana Power, and subsequently PPL Montana as a result of the purchase of the Kerr Dam from Montana Power, to continue to implement a plan to mitigate the impact of the Kerr Dam on fish, wildlife and the habitat. Under this arrangement, PPL Montana has a remaining commitment to spend approximately $67 million between 2005 and 2035.

  PPL Montana entered into a Memorandum of Understanding (MOU) with state, federal and private entities related to the issuance in 2000 of the FERC renewal license for the nine dams for the Missouri-Madison project. The MOU requires PPL Montana to implement plans to mitigate the impact of its projects on fish, wildlife and the habitat, and to increase recreational opportunities. The MOU was created to maximize collaboration between the parties and possibilities for matching funds from relevant federal agencies. Under this arrangement, PPL Montana has a remaining commitment to spend approximately $26 million between 2005 and 2040.

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

  In addition, Section 29 provides for the phase-out of the synthetic fuel tax credit when the reference price for crude oil, as adjusted for inflation, exceeds a certain threshold. The reference price is published by the IRS annually in April for the prior year and is calculated based on the annual average wellhead price per barrel for all unregulated domestic crude oil. The average reference price for crude oil in 2004 was $36.75 per barrel, significantly below the phase-out level. Accordingly, the tax credit phase-out did not impact results in 2004. Accounting for inflation, PPL estimates that the 2005 tax credit phase-out would start at about $52 per barrel and the tax credit would be totally eliminated at about $65 per barrel. Based on market conditions at April 30, 2005, PPL currently does not expect any significant phase-out of the synfuel tax credit for 2005. However, given the recent increases in and volatility of crude oil prices, PPL cannot predict the final average reference price for 2005 and a significant increase in oil prices could reduce the synfuel tax credit and adversely impact PPL's 2005 earnings. For 2006 and 2007, PPL has taken measures to mitigate the impact of a phase-out of the synfuel tax credit due to high oil prices.

  A PPL subsidiary owns and operates the Somerset facility. In November 2001, PPL received a private letter ruling from the IRS pursuant to which, among other things, the IRS concluded that the synthetic fuel produced at the Somerset facility qualifies for Section 29 tax credits. The Somerset facility uses the Covol technology to produce synthetic fuel, and the IRS issued the private letter ruling after its review and approval of that technology. In reliance on this private letter ruling, PPL has sold synthetic fuel produced at the Somerset facility resulting in an aggregate of approximately $220 million of tax credits as of March 31, 2005.

  PPL owns a limited partnership interest in the entity that owns and operates the Tyrone facility. In April 2004, this entity received a private letter ruling from the IRS. Similar to its conclusions relating to the Somerset facility, the IRS concluded that the synthetic fuel to be produced at the Tyrone facility qualifies for Section 29 tax credits. In reliance on this private letter ruling, this entity has sold synthetic fuel produced at the Tyrone facility resulting in an aggregate of approximately $24 million of tax credits as of March 31, 2005. The Tyrone facility began commercial operation in the third quarter of 2004, after being relocated to Kentucky from Pennsylvania.

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

  During 2004, certain other owners or operators of synthetic fuel facilities reported that the IRS had questioned whether their facilities were placed in service before July 1, 1998. Whether or not a facility meets the "placed-in service" requirement is based on the particular facts and circumstances relating to the operation of that facility. PPL is not aware of the facts and circumstances relating to the operation of the facilities being questioned by the IRS or the specific IRS position in these other matters. PPL believes that the Tyrone and Somerset facilities meet the in-service requirement. However, PPL cannot predict the outcome of the IRS's inquiries or the impact of those inquiries on PPL.

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

  Although the Bush administration's Clear Skies Initiative does not include limits on carbon dioxide emissions, rising concerns about global warming have prompted several states to pass legislation capping carbon dioxide emissions and other bills have been introduced at the federal level proposing mandatory carbon dioxide reductions. However, the Bush administration is promoting a voluntary carbon dioxide reduction program. In support of this voluntary Climate VISION program, the electric power industry has committed to reducing its greenhouse gas emission intensity levels (measured as tons of carbon dioxide equivalent against electric power production in MWh) by 3% to 5% by the 2010 to 2012 period. Furthermore, an initiative is underway in nine Northeast states to propose a cap-and-trade program, the details of which are expected to be released in mid-2005 for carbon dioxide emissions from fossil fuel-fired power plants. Increased pressure for carbon dioxide emissions reduction is also coming from investor organizations and the international community. Pennsylvania and Montana have not, at this time, established any formal programs to address carbon dioxide and other greenhouse gases. As a result of the national and international concerns, PPL has conducted an inventory of its carbon dioxide emissions and is continuing to evaluate various options for reducing, avoiding, off-setting or sequestering its emissions.

  If the above-described initiatives or other legislative or regulatory initiatives result in mandatory reductions being imposed or if PPL adopts voluntary measures to reduce its carbon dioxide emissions, the cost of such reductions could be significant.

  The EPA has developed new standards for ambient levels of ozone and fine particulates in the U.S. These standards have been upheld following court challenges. To facilitate attainment of these standards, the EPA has finalized a rule (now called the Clean Air Interstate Rule - CAIR) for 28 midwestern and eastern states, including Pennsylvania, to reduce national sulfur dioxide emissions by 40% (about 50% in the CAIR region) by 2010 and to extend the current seasonal program for nitrogen oxide emission reductions to a year-round program (in the CAIR region) starting in 2009. Starting in 2015, the final rule requires further reductions in sulfur dioxide and nitrogen oxide of 30% and 20%, respectively, from 2010 levels. The final rule allows these reductions to be achieved through cap-and-trade programs, and is consistent with the Bush administration's proposed amendments to the Clean Air Act, except that it applies to only the 28 states. PPL expects the rule to be challenged by several states and environmental groups.

  In order to continue meeting existing sulfur dioxide reduction requirements of the Clean Air Act, PPL will need to use its banked sulfur dioxide allowances and to purchase additional allowances. Currently, PPL has enough sulfur dioxide allowances to cover expected consumption through 2006, but will experience shortfalls in some years after 2006. As a result and based on projected allowance prices, PPL plans to complete the installation of sulfur dioxide scrubbers at its Montour Units 1 and 2 and Brunner Island Unit 3 by 2008. PPL also is evaluating under CAIR the possible installation of SCR technology to reduce nitrogen oxide emissions at Brunner Island Unit 3 at a later date. PPL's current plan reflects a cost of approximately $730 million for the combined cost of the scrubbers at Montour and Brunner Island and of the SCR at Brunner Island. PPL currently is in the process of evaluating vendor proposals for this equipment and will provide updated costs estimates, which are expected to increase, after the completion of that process.

  The EPA has finalized mercury regulations that affect coal-fired plants. These regulations establish an emission trading program to take effect beginning January 2010, with a second phase to take effect in 2018. At the same time that it finalized these mercury regulations, the EPA determined that it currently does not need to regulate nickel emissions from oil-fired units. PPL is still assessing what measures it will need to take to comply with the mercury regulations. PPL believes that it may be possible to comply with the 2010 requirements with the mercury removal co-benefits that are expected to be achieved from the installation of the scrubbers at Montour and Brunner Island. However, PPL may need to take additional measures to comply with the 2010 requirements, and it expects to need to take additional measures to comply with the 2018 requirements. The costs to PPL of complying with any such additional measures are not now determinable, but could be significant.

  Pennsylvania and about eight other states have indicated that they will challenge the EPA's new mercury regulations as being inadequate. The Pennsylvania Environmental Quality Board (PEQB) is also reviewing a petition filed by PennFuture, an environmental organization, requesting the PEQB to develop significantly more stringent mercury rules than those proposed by the EPA. The costs to PPL of complying with any such new mercury rules are not now determinable, but could be significant.

  The Ozone Transport Commission (consisting of Pennsylvania and 11 other states and the District of Columbia) has passed a resolution calling for reductions in sulfur dioxide, nitrogen oxide and mercury emissions that are more stringent than those proposed by the EPA or contemplated by the Clear Skies Initiative. Should Pennsylvania implement such reductions, the cost to PPL is not now determinable but could be significant.

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

  The New Jersey DEP and some New Jersey residents raised environmental concerns with respect to the Martins Creek plant, particularly with respect to sulfur dioxide emissions and the opacity of the plant's plume. These issues were raised in the context of an appeal by the New Jersey DEP of the Air Quality Plan Approval issued by the Pennsylvania DEP to PPL's Lower Mt. Bethel generating plant. In October 2003, PPL finalized an agreement with the New Jersey DEP and the Pennsylvania DEP pursuant to which PPL will reduce sulfur dioxide emissions from its Martins Creek power plant. Under the agreement, PPL Martins Creek will shut down the plant's two coal-fired generating units by September 2007 and may repower them any time after shutting them down so long as it follows all applicable state and federal requirements, including installing the best available pollution control technology. Pursuant to the agreement, PPL Martins Creek began reducing the fuel sulfur content for the coal units as well as the plant's two oil-fired units in June 2004. The agreement also calls for PPL to donate to a non-profit organization 70% of the excess emission allowances and emission reduction credits that result from shutting down or repowering the coal units. Some of these donations have already been made to the Pennsylvania Environmental Council. As a result of the agreement, the New Jersey DEP withdrew its challenge to the Air Quality Plan Approval for the Lower Mt. Bethel facility. The agreement will not result in material costs to PPL. The agreement does not address the issues raised by the New Jersey DEP regarding the visible opacity of emissions from the oil-fired units at the Martins Creek plant. If it is determined that actions must be taken to address the visible opacity of these emissions, such actions could result in costs that are not now determinable, but could be significant.

  In addition to the opacity concerns raised by the New Jersey DEP, the Pennsylvania DEP also has raised concerns about the opacity of emissions from the Martins Creek plant, and the Pennsylvania DEP and PPL are litigating issues relating to the opacity of emissions from the Montour plant. PPL is continuing to discuss these matters with the Pennsylvania DEP. If it is determined that actions must be taken to address the Pennsylvania DEP's concerns, such actions could result in costs that are not now determinable, but could be significant.

  In December 2003, PPL Montana, as operator of the Colstrip facility, received an Administrative Compliance Order (ACO) from the EPA pursuant to the Clean Air Act. The ACO alleges that Units 3 and 4 of the facility have been in violation of the Clean Air Act permit at Colstrip since 1980. The permit required Colstrip to submit for review and approval by the EPA an analysis and proposal for reducing emissions of nitrogen oxide to address visibility concerns if and when the EPA promulgates Best Available Retrofit Technology requirements for nitrogen oxide emissions. The EPA is asserting that regulations it promulgated in 1980 triggered this requirement. PPL believes that the ACO is unfounded and is discussing the matter with the EPA. PPL is engaged in settlement negotiations on these matters with the EPA, the Montana Department of Environmental Quality (DEQ) and the Northern Cheyenne Tribe. In addition, the Montana DEQ is questioning whether the permit limits for sulfur dioxide emissions from Colstrip Units 3 and 4 are too high under provisions of the Clean Air Act that limit allowable emissions from sources built after 1978. PPL Montana completed an ambient air quality modeling demonstration and, based on that study, voluntarily proposed to the Montana DEQ that the permit include restrictions related to sulfur dioxide emissions. The Montana DEQ has accepted PPL Montana's proposal and has issued an amended operating permit to PPL and issued an amended air permit, which PPL expects will resolve this matter.

  Water/Waste (PPL and PPL Energy Supply)

  Seepages have been detected at one of the wastewater basins at the Montour station, and PPL is working with the Pennsylvania DEP to assess the seepage and develop an abatement plan. PPL is assessing impacted groundwater at two closed wastewater basins at the Brunner Island station to determine what abatement actions may be needed. PPL plans to comprehensively address issues related to wastewater basins at all of its Pennsylvania plants as part of the process to renew the residual waste permits for these basins which expire within the next three years. The cost of addressing seepages at PPL's Pennsylvania plants is not now determinable, but could be significant.

  PPL Montana continues to undertake certain groundwater investigation and remediation measures at its Colstrip plant to address groundwater contamination. These measures include offering to extend city water to certain residents who live near the plant. In addition, in May 2003, approximately 50 plaintiffs brought an action now pending at the Montana Sixteenth Judicial District Court, Rosebud County, against PPL Montana and the other owners of the Colstrip plant alleging property damage from seepage from the freshwater and wastewater ponds at Colstrip. This action could result in PPL Montana and the other Colstrip owners being liable for damages and being required to take additional remedial measures beyond those noted above. Beyond estimated costs of approximately $1 million (PPL Montana's share of the estimated costs, for which PPL has recorded a contingency reserve) for the proposed settlement of these property damage claims and for extending city water, PPL Montana may incur further costs based on its additional groundwater investigations and any related remedial measures, which costs are not now determinable, but could be significant.

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

  The EPA finalized requirements in 2004 for new or modified water intake structures. These requirements affect where generating facilities are built, establish intake design standards, and could lead to requirements for cooling towers at new and modified power plants. Another new rule that was finalized in 2004 addresses existing structures. PPL does not believe that either of these rules will impose material costs on PPL subsidiaries. However, six northeastern states have challenged the new rules for existing structures as being inadequate. If this challenge is successful, it could result in the EPA establishing stricter standards for existing structures that could impose significant costs on PPL subsidiaries.

  Superfund and Other Remediation

  (PPL, PPL Energy Supply and PPL Electric)

  In 1995, PPL Electric and PPL Generation, and in 1996, PPL Gas Utilities entered into consent orders with the Pennsylvania DEP to address a number of sites that were not being addressed under another regulatory program such as Superfund, but for which PPL Electric, PPL Generation or PPL Gas Utilities may be liable for remediation. This may include potential PCB contamination at certain PPL Electric substations and pole sites; potential contamination at a number of coal gas manufacturing facilities formerly owned or operated by PPL Electric; oil or other contamination which may exist at some of PPL Electric's former generating facilities; and potential contamination at abandoned power plant sites owned by PPL Generation. This may also include former coal gas manufacturing facilities and potential mercury contamination from gas meters and regulators at PPL Gas Utilities' sites.

  Since the PPL Electric Consent Order expired on January 31, 2005, and since only four sites remained, PPL has negotiated a new consent order and agreement (COA) with the Pennsylvania DEP that combines both PPL Electric's and PPL Gas Utilities' consent orders into one single agreement. As of March 31, 2005, PPL Electric and PPL Gas Utilities have 178 sites to address under the new combined COA. Additional sites formerly owned or operated by PPL Electric, PPL Generation or PPL Gas Utilities are added to the consent orders on a case-by-case basis.

  At March 31, 2005, PPL Electric and PPL Gas Utilities had accrued approximately $3 million and $7 million, representing the estimated amounts each will have to spend for site remediation, including those sites covered by each company's consent orders mentioned above. Depending on the outcome of investigations at sites where investigations have not begun or have not been completed, the costs of remediation and other liabilities could be substantial. PPL and its subsidiaries also could incur other non-remediation costs at sites included in the consent orders or other contaminated sites, the costs of which are not now determinable, but could be significant.

  The EPA is evaluating the risks associated with naphthalene, a chemical by-product of coal gas manufacturing operations. As a result of the EPA's evaluation, individual states may establish stricter standards for water quality and soil clean-up. This could require several PPL subsidiaries to take more extensive assessment and remedial actions at former coal gas manufacturing facilities. The costs to PPL of complying with any such requirements are not now determinable, but could be significant.

  (PPL and PPL Energy Supply)

  Under the Pennsylvania Clean Streams Law, subsidiaries of PPL Generation are obligated to remediate acid mine drainage at former mine sites and may be required to take additional measures to prevent potential acid mine drainage at previously capped refuse piles. One PPL Generation subsidiary is pumping and treating mine water at two mine sites. Another PPL Generation subsidiary is installing passive wetlands treatment at a third site, and the Pennsylvania DEP has suggested that it may require that PPL Generation subsidiary to pump and treat the mine water at that third site. At March 31, 2005, a PPL Energy Supply subsidiary had accrued $28 million to cover the costs of pumping and treating groundwater at the two mine sites for 50 years and for operating and maintaining passive wetlands treatment at the third site.

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

  Electric and Magnetic Fields (PPL, PPL Energy Supply and PPL Electric)

  Concerns have been expressed by some members of the public regarding potential health effects of power frequency electric and/or magnetic fields (EMFs), which are emitted by all devices carrying electricity, including electric transmission and distribution lines and substation equipment. Government officials in the U.S. and the U.K. have reviewed this issue. The U.S. National Institute of Environmental Health Sciences concluded in 2002 that, for most health outcomes, there is no evidence of EMFs causing adverse effects. The agency further noted that there is some epidemiological evidence of an association with childhood leukemia, but that this evidence is difficult to interpret without supporting laboratory evidence. The U.K. National Radiological Protection Board concluded in 2004 that, while the research on EMFs does not provide a basis to find that EMFs cause any illness, there is a basis to consider precautionary measures beyond existing exposure guidelines. PPL and its subsidiaries believe the current efforts to determine whether EMFs cause adverse health effects should continue and are taking steps to reduce EMFs, where practical, in the design of new transmission and distribution facilities. PPL and its subsidiaries are unable to predict what effect, if any, the EMF issue might have on their operations and facilities either in the U.S. or abroad, and the associated cost, or what, if any, liabilities they might incur related to the EMF issue.

  Lower Mt. Bethel (PPL and PPL Energy Supply)

  In August 2002, the Northampton County Court of Common Pleas issued a decision setting the permissible noise levels for operation of the Lower Mt. Bethel facility. PPL appealed the court's decision to the Commonwealth Court, and an intervenor in the lawsuit cross-appealed the court's decision. In May 2003, the Commonwealth Court remanded the case to the Court of Common Pleas for further findings of fact concerning the zoning application relating to the construction of the facility. In September 2003, the Court of Common Pleas ruled in PPL's favor while also reaffirming its decision on the noise levels, and the intervenor appealed this ruling to the Commonwealth Court. In April 2004, the Commonwealth Court affirmed the decision of the Court of Common Pleas, and the Supreme Court of Pennsylvania has denied the intervenor's Petition for Allowance of Appeal.

  The certificate of occupancy for the Lower Mt. Bethel facility was issued by the local township zoning officer in April 2004, and the facility was placed in service in May 2004. In May 2004, the intervenor in the legal proceedings regarding the facility's permissible noise levels filed an appeal with the township zoning board regarding the issuance of the certificate of occupancy. The hearing on the appeal was held in December 2004, and the intervenor's appeal was denied. The intervenor appealed the zoning board's decision to the Northampton County Court of Common Pleas in February 2005.

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

  Other

  Nuclear Insurance (PPL and PPL Energy Supply)

  PPL Susquehanna is a member of certain insurance programs which provide coverage for property damage to members' nuclear generating stations. Facilities at the Susquehanna station are insured against property damage losses up to $2.75 billion under these programs. PPL Susquehanna is also a member of an insurance program which provides insurance coverage for the cost of replacement power during prolonged outages of nuclear units caused by certain specified conditions. Under the property and replacement power insurance programs, PPL Susquehanna could be assessed retroactive premiums in the event of the insurers' adverse loss experience. At March 31, 2005, this maximum assessment was about $38 million.

  In the event of a nuclear incident at the Susquehanna station, PPL Susquehanna's public liability for claims resulting from such incident would be limited to about $10.8 billion under provisions of The Price Anderson Amendments Act of 1988. PPL Susquehanna is protected against this liability by a combination of commercial insurance and an industry assessment program. In the event of a nuclear incident at any of the reactors covered by The Price Anderson Amendments Act of 1988, PPL Susquehanna could be assessed up to $201 million per incident, payable at $20 million per year.

  Guarantees and Other Assurances

  (PPL)

  PPL fully and unconditionally guarantees all of the debt securities of PPL Capital Funding.

  (PPL, PPL Energy Supply and PPL Electric)

  The table below provides an update to those guarantees that are within the scope of FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34," and are specifically disclosed in Note 14 to the Financial Statements contained in each Registrant's 2004 Form 10-K.

	Recorded Liability at		Exposure at

	March 31, 2005	December 31, 2004	March 31, 2005 (a)	Expiration Date

PPL

Residual value guarantees of leased equipment			$7		2006	(b)

PPL Energy Supply (c)

WPD LLP guarantee of obligations under SIUK Capital Trust I preferred securities			82	(d)	2027

Letters of credit issued on behalf of affiliates			5	(e)	2006

Support agreements to guarantee partnerships' obligations for the sale of coal			9		2007

Retroactive premiums under nuclear insurance programs			38

Nuclear claims under The Price Anderson Amendments Act of 1988			201	(f)

Contingent purchase price payments to former owners of synfuel projects	$12	$11	53		2007

Residual value guarantees of leased equipment			3		2006	(b)

WPD guarantee of pension and other obligations of unconsolidated entities (g)	4		46		2017

WPD guarantee related to a contract assigned as part of a sale of one of its businesses			20		2005

Indemnifications for entities in liquidation			288		2008 to 2012

WPD guarantee of an unconsolidated entity's lease obligations			1		2008

PPL Electric (c)

Guarantee of a portion of an unconsolidated entity's debt			7	(d)	2008

Residual value guarantees of leased equipment	1	1	81		2006	(b)

(a)	Represents the estimated maximum potential amount of future payments that could be required to be made under the guarantee.
(b)	Although the expiration date noted is 2006, equipment of similar value is generally leased and guaranteed on an on-going basis.
(c)	Other than the exceptions noted in (e) below, all guarantees of PPL Energy Supply and PPL Electric also apply to PPL on a consolidated basis.
(d)	Reflects principal payments only.
(e)

  Represents letters of credit issued at the direction of PPL Energy Supply for the benefit of third parties for assurance against nonperformance by PPL and PPL Gas Utilities. This is not a guarantee by PPL on a consolidated basis.

(f)	Amount is per incident.
(g)

  As a result of the privatization of the utility industry in the U.K., certain electric associations' roles and responsibilities were discontinued or modified. As a result, certain obligations, primarily pension-related, associated with these organizations have been guaranteed by the participating members. Costs are allocated to the members based on predetermined percentages as outlined in specific agreements. However, if a member becomes insolvent, costs can be reallocated to and are guaranteed by the remaining members. At March 31, 2005, WPD has recorded an estimated discounted liability based on its current allocated percentage of the total expected costs. Neither the expiration date nor the maximum amount of potential payments for certain obligations is explicitly stated in the related agreements and, therefore, have been estimated based on the types of obligations.

  Related Party Transactions

  Affiliate Trust (PPL and PPL Energy Supply)

  At both March 31, 2005, and December 31, 2004, PPL and PPL Energy Supply's Balance Sheets reflect $89 million of "Long-term Debt with Affiliate Trust." This debt represents obligations of PPL Energy Supply under 8.23% subordinated debentures maturing in February 2027 that are held by SIUK Capital Trust I, which is a variable interest entity whose common securities are owned by PPL Energy Supply but which is not consolidated by PPL Energy Supply. Interest expense on this obligation was $3 million for the three months ended March 31, 2005 and 2004, and is reflected in "Interest Expense" for PPL and "Interest Expense with Affiliate" for PPL Energy Supply on the Statement of Income. See Note 22 in each Registrant's 2004 Form 10-K for additional information.

  PLR Contracts (PPL Energy Supply and PPL Electric)

  PPL Electric has power sales agreements with PPL EnergyPlus, effective January 1, 2002, to supply all of PPL Electric's PLR load through 2009. Under these contracts, PPL EnergyPlus provides electricity at the predetermined capped prices that PPL Electric is authorized to charge its PLR customers. For the three months ended March 31, 2005 and 2004, these purchases totaled $415 million and $410 million, including nuclear decommissioning recovery and amortization of an up-front contract payment. These purchases are included in the Statement of Income as "Energy purchases from affiliate" by PPL Electric, and as "Wholesale energy marketing to affiliate" revenues by PPL Energy Supply.

  Under one of the PLR contracts, PPL Electric is required to make performance assurance deposits with PPL EnergyPlus when the market price of electricity is less than the contract price by more than its contract collateral threshold. Conversely, PPL EnergyPlus is required to make performance assurance deposits with PPL Electric when the market price of electricity is greater than the contract price by more than its contract collateral threshold. PPL Electric estimates that, at March 31, 2005, the market price of electricity would exceed the contract price by approximately $2.3 billion. Accordingly, at March 31, 2005, PPL Energy Supply was required to provide PPL Electric with performance assurance of $300 million, the maximum amount required under the contract. PPL Energy Supply's deposit with PPL Electric was $300 million at March 31, 2005, and December 31, 2004. This deposit is shown on the Balance Sheet as "Collateral on PLR energy supply to/from affiliate," a current asset of PPL Energy Supply and a current liability of PPL Electric. PPL Electric pays interest equal to the one-month LIBOR plus 0.5% on this deposit, which is included in "Interest Expense" on the Statement of Income.

  In 2001, PPL Electric made a $90 million up-front payment to PPL EnergyPlus in connection with the PLR contracts. The up-front payment is being amortized by both parties over the term of the PLR contracts. The unamortized balance of this payment, and other payments under the contract, was $55 million at March 31, 2005, and $58 million at December 31, 2004. This balance is reported on the Balance Sheet as "Prepayment on PLR energy supply from affiliate" by PPL Electric and as "Deferred revenue on PLR energy supply to affiliate" by PPL Energy Supply.

  NUG Purchases (PPL Energy Supply and PPL Electric)

  PPL Electric has a reciprocal contract with PPL EnergyPlus to sell electricity purchased under contracts with NUGs. PPL Electric purchases electricity from the NUGs at contractual rates and then sells the electricity at the same prices to PPL EnergyPlus. For the three months ended March 31, 2005 and 2004, these NUG purchases totaled $38 million and $37 million, and are included in the Statement of Income as "Wholesale electric to affiliate" revenues by PPL Electric, and as "Energy purchases from affiliate" by PPL Energy Supply.

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

	Three Months Ended March 31,

	PPL Energy Supply		PPL Electric

	2005	2004	2005	2004

Direct expenses	$25	$24	$14	$14

Overhead costs	19	14	7	6

  Intercompany Borrowings

  (PPL Energy Supply)

  PPL Energy Supply had no notes receivable from affiliates at March 31, 2005, and December 31, 2004. Interest earned on cash collateral and loans to affiliates, included in "Other Income - net" on the Statement of Income, was $2 million for the three months ended March 31, 2005, and insignificant for the same period in 2004.

  In May 2004, PPL Energy Supply issued a $495 million note payable to an affiliate, which is shown on the Balance Sheet as "Note Payable to Affiliate." The note matures in May 2006 with interest payable monthly in arrears at LIBOR plus 1%. Interest expense on this note was $4 million for the three months ended March 31, 2005, and is reflected in "Interest Expense with Affiliate" on the Statement of Income.

  (PPL Electric)

  In August 2004, a PPL Electric subsidiary made a $300 million demand loan to an affiliate, with interest due quarterly at a rate equal to the 3-month LIBOR plus 1.25%. This loan is shown on the Balance Sheet as "Note receivable from affiliate." Interest earned on loans to affiliates, included in "Other Income - net" on the Statement of Income, was $3 million for the three months ended March 31, 2005, and insignificant for the same period in 2004.

  Trademark Royalties (PPL Energy Supply)

  A PPL subsidiary owns PPL trademarks and bills certain affiliates for their use. PPL Energy Supply was allocated $8 million of this license fee for both the three months ended March 31, 2005 and 2004, which is primarily included in "Other operation and maintenance" on the Statement of Income.

  Other Income - Net

  (PPL, PPL Energy Supply and PPL Electric)

  The breakdown of "Other Income - net" was as follows:

	Three Months Ended March 31,

PPL	2005	2004

Other Income

Interest income	$6	$3

Equity earnings	1	1

Realized earnings on nuclear decommissioning trust	1	4

Hyder-related activity		2

Gain by WPD on the disposition of property	1	1

Miscellaneous - International	3	3

Miscellaneous - Domestic	1	2

Total	13	16

Other Deductions

Charitable contributions	2	2

Miscellaneous - International		1

Miscellaneous - Domestic	2	2

Other Income - net	$9	$11

PPL Energy Supply

Other Income

Interest income	$4	$2

Affiliated interest income	2

Equity earnings	1	1

Realized earnings on nuclear decommissioning trust	1	4

Hyder-related activity		2

Gain by WPD on the disposition of property	1	1

Miscellaneous - International	3	3

Miscellaneous - Domestic	1	1

Total	13	14

Other Deductions

Loss on hedge activity	1

Miscellaneous - International		1

Miscellaneous - Domestic	2	2

Other Income - net	$10	$11

PPL Electric

Other Income

Interest income	$2	$1

Affiliated interest income	3

Miscellaneous		1

Total	5	2

Other Deductions	1	1

Other Income - net	$4	$1

  Derivative Instruments and Hedging Activities

  (PPL and PPL Energy Supply)

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

  PPL and PPL Energy Supply did not recognize significant gains or losses resulting from hedges of firm commitments that no longer qualified as fair value hedges for the three months ended March 31, 2005 or 2004.

  During the three months ended March 31, 2005, PPL Electric redeemed the $116 million of 6.40% Pollution Control Revenue Refunding Bonds due 2029. Consequently, PPL recognized a gain of $3 million related to accelerating the amortization of the fair value hedges related to these bonds.

  PPL and PPL Energy Supply did not recognize any gains or losses resulting from the ineffective portion of fair value hedges for the three months ended March 31, 2005 or 2004.

  Cash Flow Hedges

  PPL and PPL Energy Supply enter into financial and physical contracts, including forwards, futures and swaps, to hedge the price risk associated with electric, gas and oil commodities. These contracts range in maturity through 2010. Additionally, PPL and PPL Energy Supply enter into financial interest rate swap contracts to hedge interest expense associated with both existing and anticipated debt issuances. The current contract matures in 2006. PPL and PPL Energy Supply also enter into foreign currency forward contracts to hedge the cash flows associated with foreign currency-denominated debt, the exchange rates associated with firm commitments denominated in foreign currencies and the net investment of foreign operations. These forward contracts range in maturity through 2028.

  Net investment hedge activity is reported in the foreign currency translation adjustments component of other comprehensive income. PPL recorded net investment hedge losses, after tax, of $7 million and $4 million as of March 31, 2005 and 2004.

  Cash flow hedges may be discontinued if it is probable that the original forecasted transaction will not occur by the end of the originally specified time period. PPL and PPL Energy Supply did not discontinue any cash flow hedges during the three months ended March 31, 2005 or 2004.

  Due to hedge ineffectiveness, PPL and PPL Energy Supply reclassified losses, after tax, of $2 million from other comprehensive income (reported in "Wholesale energy marketing" revenues and "Energy purchases" on the Statement of Income) for the three months ended March 31, 2005. For the same period in 2004, the amount was insignificant.

  As of March 31, 2005, the deferred net loss, after tax, on derivative instruments in "Accumulated other comprehensive income" expected to be reclassified into earnings during the next twelve months was $52 million for PPL and $47 million for PPL Energy Supply.

  The following table shows the change in accumulated unrealized gains or losses on derivatives, after tax, in accumulated other comprehensive income for the following periods:

	Three Months Ended March 31,

	2005	2004
PPL
Beginning accumulated derivative gain (loss)	$(63)	$41

Net change associated with current period hedging activities and other	(79)	(99)

Net change from reclassification into earnings	13	63

Ending accumulated derivative gain (loss)	$(129)	$5

PPL Energy Supply
Beginning accumulated derivative gain (loss)	$(45)	$60

Net change associated with current period hedging activities and other	(78)	(94)

Net change from reclassification into earnings	12	61

Ending accumulated derivative gain (loss)	$(111)	$27

  Credit Concentration

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

  At March 31, 2005, PPL had a credit exposure of $348 million to energy trading partners. Ten counterparties accounted for 70% of this exposure. No other individual counterparty accounted for more than 3% of the exposure. Nine of the ten counterparties had an investment grade credit rating from S&P. The non-investment grade counterparty has remained current on obligations under its contracts, and has supplied a letter of credit as collateral against its obligations.

  At March 31, 2005, PPL Energy Supply had a credit exposure of $342 million to energy trading partners. Ten counterparties accounted for 71% of this exposure. No other individual counterparty accounted for more than 3% of the exposure. Nine of the ten counterparties had an investment grade credit rating from S&P. The non-investment grade counterparty has remained current on obligations under its contracts, and has supplied a letter of credit as collateral against its obligations.

  PPL and PPL Energy Supply generally have the right to request collateral from their counterparties in the event that the counterparties' credit ratings fall below investment grade. It is also the policy of PPL and PPL Energy Supply to enter into netting agreements with all of their counterparties to minimize credit exposure.

  (PPL Energy Supply and PPL Electric)

  In past years, PPL Energy Supply has had an exposure to PPL Electric under the long-term contract for PPL EnergyPlus to provide PPL Electric's PLR load. However, beginning in 2004, increases in electricity prices have reversed this position. PPL Electric estimates that, at March 31, 2005, the market price of electricity would exceed the contract price by approximately $2.3 billion. In accordance with the terms of one of the PLR contracts, PPL Energy Supply provided PPL Electric with cash collateral in the amount of $300 million, the maximum amount required under the contract. This is the only credit exposure for PPL Electric that has a mark-to-market element. No other counterparty accounts for more than 1% of PPL Electric's total exposure.

  Pension and Other Postretirement Benefits

  (PPL and PPL Energy Supply)

  The components of net pension and other postretirement benefit cost (credit) were as follows:

	Pension Benefits				Other Postretirement Benefits

	Three Months Ended March 31,				Three Months Ended March 31,

	2005		2004		2005	2004

	Domestic	International	Domestic	International

PPL
Service cost	$14	$4	$12	$4	$2	$1

Interest cost	29	38	28	36	7	6

Expected return on plan assets	(40)	(52)	(38)	(53)	(5)	(4)

Amortization of transition obligation	(1)		(1)		2	2

Amortization of prior service cost	4	1	4	1	1

Amortization of (gain) loss		6	(2)	2	2	2

Net periodic pension and other postretirement benefit cost (credit) prior to termination benefits	6	(3)	3	(10)	9	7

Termination benefits		5

Net periodic pension and other postretirement benefit cost (credit)	$6	$2	$3	$(10)	$9	$7

PPL Energy Supply
Service cost	$1	$4	$1	$4

Interest cost	1	38	1	36

Expected return on plan assets	(1)	(52)	(1)	(53)

Amortization of prior service cost		1		1

Amortization of loss		6		2

Net periodic pension and other postretirement benefit cost (credit) prior to termination benefits	1	(3)	1	(10)

Termination benefits		5

Net periodic pension and other postretirement benefit cost (credit)	$1	$2	$1	$(10)

  Restricted Cash

  (PPL, PPL Energy Supply and PPL Electric)

  The following table details the components of restricted cash by reporting entity and by type:

	March 31, 2005

	PPL	PPL Energy Supply	PPL Electric

Current:

Collateral for letters of credit (a)	$42		$42

Miscellaneous	11	$3

Restricted cash - current	53	3	42

Noncurrent:

Required deposit of WPD's insurance subsidiary	20	20

PPL Transition Bond Company Indenture reserves (b)	20		20

Restricted cash - noncurrent	40	20	20

Total restricted cash	$93	$23	$62

	December 31, 2004

	PPL	PPL Energy Supply	PPL Electric

Current:

Collateral for letters of credit (a)	$42		$42

Miscellaneous	8	$3

Restricted cash - current	50	3	42

Noncurrent:

Required deposit of WPD's insurance subsidiary	37	37

PPL Transition Bond Company Indenture reserves (b)	22		22

Restricted cash - noncurrent	59	37	22

Total restricted cash	$109	$40	$64

(a)

  A deposit with a financial institution of funds from the asset-backed commercial paper program to fully collateralize $42 million of letters of credit. See Note 7 for further discussion on the asset-backed commercial paper program.

(b)	Credit enhancement for PPL Transition Bond Company's $2.4 billion Series 1999-1 Bonds to protect against losses or delays in scheduled payments.

  Asset Retirement Obligations

  (PPL and PPL Energy Supply)

  The change in the carrying amounts of the AROs was as follows:

ARO at December 31, 2004	$257

Add: Accretion expense	5

ARO at March 31, 2005	$262

  Funds in the nuclear decommissioning trust are legally restricted for purposes of settling PPL's and PPL Energy Supply's ARO related to the decommissioning of the Susquehanna station. PPL Electric collects authorized nuclear decommissioning costs through the CTC. These revenues are passed on to PPL EnergyPlus under the power supply agreements between PPL Electric and PPL EnergyPlus. Similarly, these revenues are passed on to PPL Susquehanna under a power supply agreement between PPL EnergyPlus and PPL Susquehanna. These revenues, less applicable taxes, are used to fund the nuclear decommissioning trust and can only be used for future decommissioning costs. The fair value of the nuclear plant decommissioning trust fund was $405 million as of March 31, 2005, and $409 million as of December 31, 2004.

  See Note 16 for a discussion of FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143," and its potential impact on PPL and its subsidiaries.

  New Accounting Standards

  (PPL, PPL Energy Supply and PPL Electric)

  SFAS 123(R)

  In December 2004, the FASB issued SFAS 123 (revised 2004), "Share-Based Payment," which is known as SFAS 123(R) and replaces SFAS 123, "Accounting for Stock-Based Compensation," as amended by SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." Among other things, SFAS 123(R) eliminates the alternative to use the intrinsic value method of accounting for stock-based compensation. SFAS 123(R) requires public entities to recognize compensation expense for awards of equity instruments to employees based on the grant-date fair value of the awards. SFAS 123(R) was originally effective for public entities that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. However, in April 2005, the SEC issued a rule that amended Regulation S-X to change this effective date to the beginning of an entity's fiscal year that begins on or after June 15, 2005.

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

  PPL and its subsidiaries must adopt SFAS 123(R) no later than January 1, 2006. PPL and its subsidiaries do not plan to apply modified retrospective application to any periods prior to the date of adoption. In addition, PPL and its subsidiaries adopted the fair-value method of accounting for stock-based compensation under SFAS 123 effective January 1, 2003. Therefore, the adoption of SFAS 123(R) is not expected to have a material impact on PPL and its subsidiaries.

  FIN 47

  In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143." FIN 47 clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 also clarifies when an entity would be expected to have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal years ending after December 15, 2005. The impact of initially applying FIN 47 is required to be recognized as a cumulative effect of a change in accounting principle. Retrospective application of interim financial information is permitted but not required.

  PPL and its subsidiaries are currently in the process of reviewing (i) certain obligations to perform asset retirement activities that are conditional upon a future event occurring and (ii) certain legal retirement obligations that were identified but are not measurable at this time due to indeterminable dates of retirement. The potential impact of applying the guidance in FIN 47 to these items is not yet determinable, but could be material.

PPL CORPORATION AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

PPL is an energy and utility holding company with headquarters in Allentown, PA. In PPL's 2004 Form 10-K, descriptions of its major segments are found in "Item 1. Business - Background" and the current corporate organizational structure is shown in Exhibit 99. Through its subsidiaries, PPL is primarily engaged in the generation and marketing of electricity in two key markets - the northeastern and western U.S. - and in the delivery of electricity in Pennsylvania, the U.K. and Latin America. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in PPL's 2004 Form 10-K for an overview of PPL's strategy and the risks and the challenges that it faces in its business.

PPL's reportable segments are Supply, International Delivery and Pennsylvania Delivery. See Note 3 to the Financial Statements for further segment information.

The following information should be read in conjunction with PPL's Condensed Consolidated Financial Statements and the accompanying Notes.

Terms and abbreviations are explained in the glossary. Dollars are in millions, except per share data, unless otherwise noted.

Results of Operations

The following discussion begins with a review of PPL's earnings and a description of key factors by segment that management expects may impact future earnings. "Results of Operations" continues with a summary of results by reportable segment and ends with explanations of significant changes in principal items on PPL's Statement of Income, comparing the three months ended March 31, 2005, to the comparable period in 2004.

WPD's results, as consolidated in PPL's Statement of Income, are impacted by changes in foreign currency exchange rates. For the three months ended March 31, 2005, as compared with the same period in 2004, changes in foreign exchange rates increased WPD's portion of revenue and expense line items by about 5%.

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

Earnings

Net income and the related EPS were as follows:

	Three Months Ended March 31,

	2005	2004

Net income	$168	$177

EPS - basic	$0.89	$1.00

EPS - diluted	$0.88	$0.99

The after-tax change in net income was due to:

Three Months Ended March 31, 2005 vs. March 31, 2004

Domestic:

Eastern U.S. non-trading margins	$16

Northwestern U.S. non-trading margins	(9)

Net energy trading margins	6

Delivery revenues (net of CTC/ITC amortization, interest expense on transition bonds and ancillary charges)	28

Operation and maintenance expenses	(24)

Depreciation	(2)

Taxes, other than income (excluding gross receipts tax)	(8)

Synfuel earnings	7

Interest expense	(2)

Other	(2)

Total Domestic	10

International:

U.K.:

Operation and maintenance expenses	(8)

Impact of changes in foreign currency exchange rates	3

Latin America	2

U.S. income taxes	6

Interest expense	3

Total International	6

Unusual items:

Sale of CGE (Note 8)	8

PJM billing dispute (Note 9)	(27)

NorthWestern litigation (Note 9)	(6)

$(9)

The period-to-period changes in earnings components, including domestic gross energy margins by region and income statement line items, are discussed following the future earnings factors and segment results.

PPL's future earnings could be, or will be, impacted by a number of key factors, including the following:

Supply Segment:

  PPL's future energy margins and, consequently, its future earnings, will be impacted by changes in market prices for electricity, as well as fluctuations in fuel prices, fuel transportation costs and emission allowance expenses. For instance, although PPL expects market prices for electricity in 2005 to be higher than in 2004, PPL is not expecting an increase in its 2005 energy margins due to expected increases in the cost of fuel, fuel transportation and emissions allowances. See Note 9 to the Financial Statements for a discussion of the status of PPL's sulfur dioxide emission allowances.
  A key part of PPL's overall strategy is to enter into long-term and intermediate-term energy supply agreements in order to mitigate market price and supply risk. PPL's ability to continue to enter into such agreements, and to renew existing energy supply agreements, may affect its future earnings. See Note 9 to the Financial Statements for more information regarding PPL's wholesale energy commitments and Note 10 for more information regarding the PLR contracts.
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
  In June 2004, a subsidiary of PPL Generation agreed to sell the 450 MW Sundance power plant to Arizona Public Service Company. Each party has waived the remaining contractual conditions for approval of the transaction by the Arizona Corporation Commission. The sale still requires approvals of the FERC under the Federal Power Act. PPL cannot predict whether or when these approvals will be obtained. PPL estimates that a loss on sale or an impairment charge of about $47 million, after tax, or $0.25 per share, could be recorded in 2005 depending on the timing and likelihood of obtaining the FERC approvals.
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
  PPL has interests in two synthetic fuel facilities and receives tax credits pursuant to Section 29 of the Internal Revenue Code based on its sale of synthetic fuel to unaffiliated third-party purchasers. PPL has estimated that these facilities will contribute approximately $0.21 to annual EPS through 2007, when the availability of such tax credits is scheduled to expire. See Note 9 to the Financial Statements for a discussion of the requirements to receive the Section 29 tax credits, the IRS review of synthetic fuel production procedures and the impact of higher oil prices on the Section 29 tax credits.
  To comply with existing and future environmental requirements and as a result of voluntary pollution control measures it may take, PPL expects to spend significant amounts on environmental control and compliance in the future. The costs of such measures, in most cases, are not now determinable with certainty. For instance, PPL's current cost estimates for sulfur dioxide reduction at its generating plants are preliminary and PPL could incur significantly higher capital and operating expenses due to more stringent environmental requirements, changing market conditions with respect to the cost of pollution control equipment or emissions allowances, delays in the installation of pollution control equipment or other factors. See Note 9 to the Financial Statements for more information regarding current environmental requirements and initiatives, including those relating to air emissions, and PPL's anticipated capital expenditure program to meet the sulfur dioxide reduction requirements of the Clean Air Act.

International Delivery Segment:

  Earnings in 2005 and beyond are expected to continue to be adversely affected by increased pension costs. Specifically, WPD will experience increased pension costs due to a recent actuarial valuation of WPD's plans that reflects higher pension obligations. The increase in pension costs in 2005 is forecasted to be approximately $24 million, after tax, and the increase in pension costs is expected to continue to be significant in 2006. An additional $4 million of expense, after tax, was recognized in the first quarter related to termination benefits.

Pennsylvania Delivery Segment:

  In December 2004, the PUC approved an increase in PPL Electric's distribution rates of approximately $137 million (based on a return on equity of 10.7%), and approved PPL Electric's proposed mechanism for collecting an additional $57 million in transmission-related charges, for a total increase of approximately $194 million, effective January 1, 2005.
  PPL Electric has agreed to provide electricity supply to its PLR customers at predetermined rates through 2009 and has entered into PUC-approved, full requirements energy supply agreements with PPL EnergyPlus to fulfill its PLR obligation. The predetermined charges for generation supply which PPL Electric collects from its PLR customers and pays to PPL EnergyPlus under the energy supply agreements provide for annual increases in each year commencing in 2006 and continuing through 2009. PPL Electric's PLR obligation after 2009 will be determined by the PUC pursuant to rules that have not yet been promulgated. See Note 10 to the Financial Statements for more information regarding the PLR contracts.
  In January 2005, severe ice storms hit PPL Electric's service territory. PPL Electric had to restore service to about 238,000 customers. Although the actual cost of these storms and the specific allocation of such cost between operation and maintenance expense and capital costs is not yet finalized, PPL Electric currently estimates a total cost of $22 million, with approximately $19 million, or $0.06 per share, being recorded as an expense on PPL Electric's income statement for the first quarter of 2005.

  On February 11, 2005, PPL Electric filed a petition with the PUC for authority to defer and amortize for regulatory accounting and reporting purposes its actual cost of these storms, excluding capitalized costs of approximately $3 million and regular payroll expenses of approximately $2 million (pursuant to PUC precedent on this issue). If the PUC grants this petition, PPL Electric's management will assess the recoverability of these costs in PPL Electric's next general rate increase proceeding, in accordance with SFAS 71, "Accounting for the Effects of Certain Types of Regulation." Depending on the likelihood of such recovery based on this assessment, most of the first quarter expense could be reversed in that future period. At this time, PPL Electric cannot predict the outcome of its deferral petition or the likelihood of recovery of these storm costs.

All Segments:

  PPL is unable to predict whether future impairments of goodwill may be required for its domestic and international investments. While no goodwill impairments were required based on the annual review performed in the fourth quarter of 2004, future impairments may occur due to determinations of carrying value exceeding the fair value of these investments.
  From time to time, PPL and its subsidiaries are involved in negotiations with third parties regarding acquisitions and dispositions of businesses and assets. Any such transactions may impact future earnings.
  See Note 9 to the Financial Statements for potential commitments and contingent liabilities that may impact future earnings.
  See Note 16 to the Financial Statements for new accounting standards that have been issued but not yet adopted by PPL that may impact future earnings.

Segment Results

Net income by segment was as follows:

	Three Months Ended March 31,

	2005	2004

Supply	$86	$89

International Delivery	62	48

Pennsylvania Delivery	20	40

Total	$168	$177

Supply Segment

The Supply segment owns and operates power plants to generate electricity, markets this electricity and other power purchases to deregulated wholesale and retail markets and acquires and develops domestic generation projects. The Supply segment primarily consists of the activities of PPL Generation and PPL EnergyPlus.

Segment net income was as follows:

	Three Months Ended March 31,

	2005	2004

Energy revenues

External	$312	$315

Intersegment	416	410

Energy related businesses	122	102

Total operating revenues	850	827

Fuel and energy purchases

External	307	318

Intersegment	38	38

Other operation and maintenance	191	171

Depreciation	38	35

Taxes, other than income	12	13

Energy related businesses	142	116

Total operating expenses	728	691

Other Income - net		2

Interest Expense	30	24

Income Taxes	6	25

Total	$86	$89

The after-tax change in net income was due to the following factors:

Three Months Ended March 31, 2005 vs. March 31, 2004

Eastern U.S. non-trading margins	$16

Northwestern U.S. non-trading margins	(9)

Net energy trading margins	6

Operation and maintenance expenses	(10)

Synfuel earnings	7

Depreciation	(2)

Interest expense	(3)

Other	(2)

Total	3

Unusual item - NorthWestern litigation (Note 9)	(6)

$(3)

  See "Domestic Gross Energy Margins" for an explanation of non-trading margins by geographic region and for an explanation on net energy trading margins.
  Higher operation and maintenance expenses were primarily due to accelerated amortization of stock-based compensation for retirement-eligible employees, which resulted from additional accounting guidance. See Note 2 to the Financial Statements for additional information.
  The improved earnings contribution from synfuel operations resulted from the Tyrone facility that began commercial operation during the third quarter of 2004.

The change in net income was also attributable to an accrual of approximately $6 million after tax for the loss contingency related to the NorthWestern litigation. See Note 9 to the Financial Statements for additional information on the accrual.

International Delivery Segment

The International Delivery segment owns and operates international energy businesses that are focused on the distribution of electricity. The segment primarily consists of the operations of the regulated international energy businesses of PPL Global. The majority of PPL Global's international businesses are located in the U.K., Chile, El Salvador and Bolivia.

Segment net income was as follows:

	Three Months Ended March 31,

	2005	2004

Energy revenues	$293	$279

Energy related businesses	17	16

Total operating revenues	310	295

Fuel and energy purchases	63	54

Other operation and maintenance	62	56

Depreciation	38	36

Taxes, other than income	14	13

Energy related businesses	6	21

Total operating expenses	183	180

Other Income - net	5	7

Interest Expense	50	49

Income Taxes	18	22

Minority Interest	2	2

Loss from Discontinued Operations		1

Total	$62	$48

The after-tax change in net income was due to the following factors:

Three Months Ended March 31, 2005 vs. March 31, 2004

U.K.:

Operation and maintenance expenses	$(8)

Impact of changes in foreign currency exchange rates	3

Latin America	2

U.S. income taxes	6

Interest expense	3

Total	6

Unusual item - Sale of CGE (Note 8)	8

$14

  The U.K.'s earnings were negatively impacted by higher operation and maintenance expenses, primarily due to increased pension costs and termination benefit expenses.
  U.S. income taxes on dividends from WPD decreased primarily due to greater utilization of foreign tax credits.
  Lower interest expense was due to lower affiliate debt.

Pennsylvania Delivery Segment

The Pennsylvania Delivery segment includes the regulated electric and gas delivery operations of PPL Electric and PPL Gas Utilities.

Segment net income was as follows:

	Three Months Ended March 31,

	2005	2004

Operating revenues

External	$858	$807

Intersegment	38	38

Total operating revenues	896	845

Fuel and energy purchases

External	144	100

Intersegment	416	410

Other operation and maintenance	111	89

Amortization of recoverable transition costs	69	71

Depreciation	29	28

Taxes, other than income	47	31

Total operating expenses	816	729

Other Income - net	4	1

Interest Expense	55	51

Income Taxes	8	25

Dividends on Preferred Stock	1	1

Total	$20	$40

The after-tax change in net income was due to the following factors:

Three Months Ended March 31, 2005 vs. March 31, 2004

Delivery revenues (net of CTC/ITC amortization, interest expense on transition bonds and ancillary charges)	$28

Operation and maintenance expenses	(13)

Taxes, other than income (excluding gross receipts tax)	(8)

Total	7

Unusual item - PJM billing dispute (Note 9)	(27)

$(20)

  Delivery revenues increased as a result of higher transmission and distribution customer rates effective January 1, 2005, and a 3.7% increase in electricity delivery sales volumes.
  The increase in operation and maintenance expenses was primarily due to the costs incurred in January 2005 to restore electric service to customers as a result of severe ice storms that affected portions of PPL Electric's service territory. The increase was also due to accelerated amortization of stock-based compensation for retirement-eligible employees, which resulted from additional accounting guidance. See Note 2 to the Financial Statements for additional information on stock-based compensation.
  Taxes, other than income, benefited in 2004 from the reversal of 1998 and 1999 PURTA tax accruals related to the PPL Susquehanna tax appeals.

The change in net income was also attributable to an accrual of approximately $27 million after tax for the loss contingency related to the PJM billing dispute. See Note 9 to the Financial Statements for additional information on the accrual.

Domestic Gross Energy Margins

The following table provides pre-tax changes in the income statement line items that comprise domestic gross energy margins:

Three Months Ended March 31, 2005 vs. March 31, 2004

Utility	$66

Unregulated retail electric and gas	(6)

Wholesale energy marketing	(7)

Net energy trading margins	10

Other revenue adjustments (a)	(45)

Total revenues	18

Fuel	40

Energy purchases	2

Other cost adjustments (a)	(44)

Total cost of sales	(2)

Domestic gross energy margins	$20

(a)

Adjusted to exclude the impact of any revenues and costs not associated with domestic gross energy margins, in particular, revenues and energy costs related to the international operations of PPL Global, the domestic delivery operations of PPL Electric and PPL Gas Utilities and an accrual for the loss contingency related to the PJM billing dispute (see Note 9 to the Financial Statements for additional information). Also adjusted to include gains or losses on sales of emission allowances, which are included in "Other operation and maintenance" expenses on the Statement of Income.

Changes in Domestic Gross Energy Margins By Region

Domestic gross energy margins are generated through PPL's normal hedging (non-trading) activities, as well as trading activities. PPL manages its non-trading energy business on a geographic basis that is aligned with its generation assets.

Three Months Ended March 31, 2005 vs. March 31, 2004

Eastern U.S.	$27

Northwestern U.S.	(15)

Southwestern U.S.	(2)

Net energy trading	10

Domestic gross energy margins	$20

Eastern U.S.

Eastern U.S. non-trading margins were higher primarily because a greater portion of PPL's supply came from its own generation, instead of purchased power. This was due to the timing of plant outages as well as the operation of the Lower Mt. Bethel plant, which began commercial operation in May 2004. The increase was achieved despite higher supply costs, which were driven by increased fossil fuel and power purchase prices. Power purchase prices increased by 4% primarily due to higher market prices for fossil fuel; however, this increase was more than offset by a 10% increase in the average sales price for wholesale transactions. Fuel costs increased 23% due to a 6% increase in generation across a diverse mix of low-cost coal-fired, nuclear and hydroelectric plants and a 17% increase in the average consumed cost of fossil fuels. In addition, PPL also benefited from favorable transmission congestion positions, and gains on sales of emission allowances.

Northwestern U.S.

Northwestern U.S. non-trading margins were lower primarily due to an 8% reduction in coal and hydroelectric generation output. Generation was adversely affected by outages and reduced river flows. Additionally, the average consumed cost of coal increased by 10% primarily due to an unfavorable arbitration ruling effective April 2004.

Net Energy Trading

PPL enters into certain energy contracts that meet the criteria of trading derivatives as defined by EITF Issue 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities." These physical and financial contracts cover trading activity associated with electricity, gas and oil. The $10 million increase was primarily due to an increase in realized gains on electricity positions as well as an increase in wholesale physical gas trading. The physical volumes associated with energy trading for the three months ended March 31, 2005, were 1,066 GWh and 4.5 Bcf, compared with 994 GWh and 2.4 Bcf for the three months ended March 31, 2004.

Utility Revenues

The increase in utility revenues was attributable to the following:

Three Months Ended March 31, 2005 vs. March 31, 2004

Domestic:

Retail electric revenue (PPL Electric)

Electric delivery	$32

PLR electric generation supply	16

Gas revenue (PPL Gas Utilities)	7

Wholesale electric revenue (PPL Electric)	(3)

International:

Retail electric delivery (PPL Global)
Chile	7

U.K.	4

El Salvador	3

$66

The increase in utility revenues was primarily due to:

  higher delivery revenues resulting from higher transmission and distribution customer rates effective January 1, 2005, and a 3.7% increase in sales volumes;
  higher PPL Electric PLR revenues due to higher energy and capacity rates, and a 5.6% increase in volumes, in part due to the return of customers previously served by alternate suppliers;
  higher PPL Gas Utilities revenues, primarily due to the increase in natural gas prices which are a pass-through to customer rates;
  higher revenues in Chile, primarily due to a 7.3% increase in sales volumes, primarily attributable to regulated customers;
  higher WPD revenues, primarily due to the change in foreign currency exchange rates, partially offset by a reduction in certain charges which had been a pass-through to customer rates; and
  higher revenues in El Salvador, due to a 5.3% increase in sales volumes of all customer types.

Energy Related Businesses

Energy related businesses contributed $10 million more to operating income for the three months ended March 31, 2005, compared with the same period in 2004. The increase was attributable to:

  a $15 million pre-tax loss in 2004, related to the sale of CGE (see Note 8 to the Financial Statements); and
  a $2 million increase from mechanical contracting and engineering subsidiaries due to a favorable closeout on a major project; partially offset by a $6 million higher pre-tax operating loss from synfuel projects due to increased production levels which improve after-tax earnings.

Other Operation and Maintenance

The increase in other operation and maintenance expenses was due to:

Three Months Ended March 31, 2005 vs. March 31, 2004

Costs associated with severe ice storms in January 2005	$19

Accelerated amortization of stock-based compensation (Note 2)	17

Increase in domestic and international pension costs	14

NorthWestern litigation accrual (Note 9)	9

Increase in foreign currency exchange rates	2

Gains on sales of emission allowances	(7)

Reduction in WPD costs that are a pass-through to customer rates	(5)

Other	(1)

$48

The $14 million increase in net pension costs was primarily attributable to a reduction in the discount rate assumptions for PPL's domestic pension plans at December 31, 2004, and increased amortization of prior year actuarial losses for WPD's pension plans. These events will result in PPL's recognition of increased net pension costs in 2005. See Note 13 to the Financial Statements for details of the costs of PPL's pension plans.

Depreciation

The increase in depreciation expense was due to:

Three Months Ended March 31, 2005 vs. March 31, 2004

Lower Mt. Bethel generation facility, which began commercial operation in May 2004	$4

Other additions to PP&E	4

Foreign currency exchange rates	1

Extension of useful lives of certain fossil generation assets (Note 2)	(3)

$6

Taxes, Other Than Income

In the first quarter of 2004, PPL Electric reversed a $14 million accrued liability for 1998 and 1999 PURTA taxes that had been accrued based on potential exposure in the proceedings regarding the Susquehanna nuclear station tax assessment. The rights of third-party intervenors to further appeal expired in 2004. The reversal is the primary reason for the $16 million increase in taxes, other than income.

Other Income - net

See Note 11 to the Financial Statements for details of other income.

Interest Expense

The increase in interest expense was due to:

Three Months Ended March 31, 2005 vs. March 31, 2004

Interest expense related to the Lower Mt. Bethel generation facility, which began commercial operation in May 2004 (a)	$9

Interest accrued for PJM billing dispute (Note 9)	8

Increase in short-term debt interest expense	2

Decrease in interest expense due to the repayment in June 2004 of financing related to the Sundance and University Park generation facilities (b)	(6)

Decrease in other long-term debt interest expense	(4)

Other	2

$11

(a)	Prior to commercial operation, interest related to the Lower Mt. Bethel financing was capitalized as part of the cost of the facility.
(b)

In June 2004, subsidiaries of PPL Energy Supply purchased the Sundance and University Park generation facilities from the lessor that was consolidated by PPL Energy Supply under FIN 46 (revised December 2003), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." In connection with the purchase, the related financing was repaid.

Income Taxes

Income taxes decreased by $40 million. The decrease was primarily attributable to:

  a $10 million tax benefit recognized in 2005 related to additional nonconventional fuel tax credits in excess of credits recognized in 2004;
  a $7 million decrease in tax expense on foreign earnings in 2005 relative to 2004; and
  a $22 million decrease in income tax expense due to lower pre-tax book income.

Discontinued Operations

See "Discontinued Operations" in Note 8 to the Financial Statements for information regarding the loss of $1 million recorded in the first quarter of 2004 related to PPL Global's plan of sale of its investment in a Latin American telecommunications company.

Financial Condition

Liquidity

At March 31, 2005, PPL had $754 million of cash and short-term investments and $306 million of short-term debt. At December 31, 2004, PPL had $682 million in cash and short-term investments and $42 million of short-term debt. The increase in PPL's cash and short-term investment position was primarily the net result of:

  $309 million of cash provided by operating activities;
  the issuance of $116 million of tax-exempt long-term debt at PPL Electric;
  the issuance of $24 million of common stock; and
  an increase in short-term debt of $265 million; offset by
  the retirement of $396 million of long-term debt;
  the payment of $78 million of common and preferred dividends; and
  $169 million of capital expenditures.

Rating Agency Decisions

S&P, Moody's and Fitch periodically review the credit ratings on the debt and preferred securities of PPL and its subsidiaries. Based on their respective reviews, the rating agencies may make certain ratings revisions.

The ratings of S&P, Moody's and Fitch are not a recommendation to buy, sell or hold any securities of PPL or its subsidiaries. Such ratings may be subject to revisions or withdrawal by the agencies at any time and should be evaluated independently of each other and any other rating that may be assigned to their securities.

In January 2005, S&P affirmed PPL Electric's A-/A-2 corporate credit ratings and favorably revised its outlook on the company to stable from negative following the authorization of a $194 million rate increase by the PUC. S&P indicated that the outlook revision reflects its expectations that the rate increase, effective January 1, 2005, will allow for material improvement in PPL Electric's financial profile, which had lagged S&P's expectations in recent years. S&P indicated that the stable outlook reflects its expectations that PPL Electric "will rapidly improve and then maintain financial metrics more consistent with its ratings." S&P indicated that it expects PPL Electric's operations to remain stable through the expiration of the PLR agreement.

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

Fitch stated that its downgrade was prompted by the high level of pension-adjusted leverage at WPD. Fitch acknowledged that WPD's funding plan should reduce its pension deficit over time and it expects WPD to proceed with its de-leveraging program. However, Fitch indicated that it is not certain enough, due to the unpredictability in future pension valuations, that pension-adjusted leverage will support a BBB rating at WPDH Limited. Fitch indicated that WPD (South West) and WPD (South Wales) have been downgraded to maintain a two-notch differential with WPDH Limited because Fitch does not believe that WPD's financial ring-fencing is restrictive enough to support a three-notch differential.

For additional information on PPL's liquidity, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in PPL's 2004 Form 10-K.

Risk Management - Energy Marketing & Trading and Other

Market Risk

Commodity Price Risk (Non-trading)

PPL's commodity derivative contracts that qualify for hedge accounting treatment mature at various times through 2010. The following chart sets forth PPL's net fair value of these contracts:

	Three Months Ended March 31,

	2005	2004

Fair value of contracts outstanding at the beginning of the period	$(11)	$86

Contracts realized or otherwise settled during the period	(7)	(24)

Fair value of new contracts at inception

Other changes in fair values	(88)	23

Fair value of contracts outstanding at the end of the period	$(106)	$85

The following chart segregates estimated fair values of PPL's commodity derivative contracts that qualify for hedge accounting treatment at March 31, 2005, based on whether the fair values are determined by quoted market prices or other more subjective means:

	Fair Value of Contracts at Period-End Gains (Losses)

	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 3-5 Years	Maturity in Excess of 5 Years	Total Fair Value

Source of Fair Value

Prices actively quoted	$15	$15	$1		$31

Prices provided by other external sources	(17)	(111)	(9)		(137)

Prices based on models and other valuation methods

Fair value of contracts outstanding at the end of the period	$(2)	$(96)	$(8)		$(106)

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

The "Prices based on models and other valuation methods" category includes the value of transactions for which a price curve was developed by PPL due to the long-dated nature of the transaction or the illiquidity of the market point, or the value of options not quoted by an exchange or OTC broker. Additionally, this category includes "strip" transactions whose prices are obtained from external sources and then modeled to monthly prices as appropriate.

As of March 31, 2005, PPL estimated that a 10% adverse movement in market prices of both electricity and fuel across all geographic areas and time periods would have decreased the value of the commodity contracts in its non-trading portfolio by approximately $202 million. For purposes of this calculation, an increase in the market price for electricity is considered an adverse movement because PPL's electricity portfolio is generally in a net sales position, and a decrease in the market price for fuel is considered an adverse movement because PPL's commodity fuels portfolio is generally in a net purchase position. PPL enters into these commodity contracts to reduce the market risk inherent in the generation of electricity.

In accordance with its marketing strategy, PPL does not completely hedge its generation output or fuel requirements. PPL estimates that for its entire portfolio, including all generation and physical and financial energy positions, a 10% adverse change in power prices across all geographic zones and time periods would not have a material impact on expected 2005 gross margins. Similarly, a 10% adverse movement in all fossil fuel prices would decrease 2005 gross margins by $14 million.

PPL also executes energy contracts to take advantage of market opportunities. As a result, PPL may at times create a net open position in its portfolio that could result in significant losses if prices do not move in the manner or direction anticipated. The margins from these trading activities are shown in the Statement of Income as "Net energy trading margins."

Commodity Price Risk (Trading)

PPL's trading contracts mature at various times through 2008. The following chart sets forth PPL's net fair value of trading contracts:

	Three Months Ended March 31,

	2005	2004

Fair value of contracts outstanding at the beginning of the period	$10	$3

Contracts realized or otherwise settled during the period	(4)	(3)

Fair value of new contracts at inception	3	4

Other changes in fair values	7	7

Fair value of contracts outstanding at the end of the period	$16	$11

PPL will reverse approximately $1 million of the $16 million unrealized trading gains over the next three months of 2005 as the transactions are realized.

The following chart segregates estimated fair values of PPL's trading portfolio at March 31, 2005, based on whether the fair values are determined by quoted market prices or other more subjective means:

	Fair Value of Contracts at Period-End Gains (Losses)

	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 3-5 Years	Maturity in Excess of 5 Years	Total Fair Value

Source of Fair Value

Prices actively quoted	$3	$1			$4

Prices provided by other external sources	9	4			13

Prices based on models and other valuation methods	(1)				(1)

Fair value of contracts outstanding at the end of the period	$11	$5			$16

See "Commodity Price Risk (Non-trading)" for information on the various sources of fair value.

As of March 31, 2005, PPL estimated that a 10% adverse movement in market prices across all geographic areas and time periods would have decreased the value of the commodity contracts in its trading portfolio by $10 million.

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

At March 31, 2005, PPL's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was estimated at $5 million.

PPL is also exposed to changes in the fair value of its domestic and international debt portfolios. At March 31, 2005, PPL estimated that its potential exposure to a change in the fair value of its debt portfolio, through a 10% adverse movement in interest rates, was approximately $212 million.

PPL utilizes various risk management instruments to reduce its exposure to the expected future cash flow variability of its debt instruments. These risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financing. While PPL is exposed to changes in the fair value of these instruments, any changes in the fair value of these instruments are recorded into equity and then reclassified into earnings in the same period during which the item being hedged affects earnings. At March 31, 2005, the market value of these instruments, representing the amount PPL would pay upon their termination, was approximately $1 million. At March 31, 2005, PPL estimated that its potential exposure to a change in the fair value of these instruments, through a 10% adverse movement in the hedged exposure, was insignificant.

PPL also utilizes various risk management instruments to adjust the mix of fixed and floating interest rates in its debt portfolio. While PPL is exposed to changes in the fair value of these instruments, any change in market value is recorded with an equal and offsetting change in the value of the debt being hedged. At March 31, 2005, PPL estimated that its potential exposure to a change in the fair value of these instruments, through a 10% adverse movement in interest rates, was approximately $18 million.

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

To protect expected income denominated in British pounds sterling, PPL entered into average rate options for £32 million. At March 31, 2005, the market value of these positions, representing the amount PPL would receive upon their termination, was approximately $1 million.

To protect expected income in Chilean pesos, PPL entered into average rate options for 4 billion Chilean pesos. At March 31, 2005, the market value of these positions, representing the amount PPL would receive upon their termination, was insignificant.

PPL executed net forward sale transactions for £10 million to hedge a portion of its net investment in WPDH Limited. The estimated value of these agreements as of March 31, 2005, was $1 million, being the amount PPL would pay to terminate the transactions.

WPDH Limited held a net position in cross-currency swaps totaling $1.1 billion to hedge the interest payments and value of its U.S. dollar-denominated bonds. The estimated value of this position at March 31, 2005, being the amount PPL would pay to terminate it, including accrued interest, was $255 million.

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

Nuclear Decommissioning Fund - Securities Price Risk

In connection with certain NRC requirements, PPL Susquehanna maintains trust funds to fund certain costs of decommissioning the Susquehanna station. As of March 31, 2005, these funds were invested primarily in domestic equity securities and fixed-rate, fixed-income securities and are reflected at fair value on PPL's Balance Sheet. The mix of securities is designed to provide returns to be used to fund Susquehanna's decommissioning and to compensate for inflationary increases in decommissioning costs. However, the equity securities included in the trusts are exposed to price fluctuation in equity markets, and the values of fixed-rate, fixed-income securities in the trusts are exposed to changes in interest rates. PPL Susquehanna actively monitors the investment performance and periodically reviews asset allocation in accordance with its nuclear decommissioning trust policy statement. At March 31, 2005, a hypothetical 10% increase in interest rates and a 10% decrease in equity prices would have resulted in an estimated $30 million reduction in the fair value of the trust assets. See the "Nuclear Decommissioning" Note in the 2004 Form 10-K for more information regarding the nuclear decommissioning trust funds.

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

Acquisitions, Development and Divestitures

From time to time, PPL and its subsidiaries are involved in negotiations with third parties regarding acquisitions, joint ventures and other arrangements which may or may not result in definitive agreements. See Note 8 to the Financial Statements for information regarding recent development and divestiture activities.

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

New Accounting Standards

See Note 16 to the Financial Statements for information on new accounting standards pending adoption.

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

See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in PPL's 2004 Form 10-K for a discussion of each critical accounting policy. PPL's senior management has reviewed these critical accounting policies, and the estimates and assumptions regarding them, with its Audit Committee. In addition, PPL's senior management reviewed the Form 10-K disclosures regarding the application of these critical accounting policies with the Audit Committee.

PPL ENERGY SUPPLY, LLC AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

PPL Energy Supply is an energy company with headquarters in Allentown, PA. In PPL Energy Supply's 2004 Form 10-K, a description of PPL Energy Supply's domestic and international businesses is found in "Item 1. Business - Background" and a listing of its principal subsidiaries is shown in Exhibit 99. Through its subsidiaries, PPL Energy Supply is primarily engaged in the generation and marketing of electricity in two key markets - the northeastern and western U.S. - and in the delivery of electricity in the U.K. and Latin America. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in PPL Energy Supply's 2004 Form 10-K for an overview of PPL Energy Supply's strategy and the risks and the challenges that it faces in its business.

PPL Energy Supply's reportable segments are Supply and International Delivery. See Note 3 to the Financial Statements for further segment information.

The following information should be read in conjunction with PPL Energy Supply's Condensed Consolidated Financial Statements and the accompanying Notes.

Terms and abbreviations are explained in the glossary. Dollars are in millions unless otherwise noted.

Results of Operations

The following discussion begins with a review of PPL Energy Supply's earnings and a description of key factors by segment that management expects may impact future earnings. "Results of Operations" continues with a summary of results by reportable segment and ends with explanations of significant changes in principal items on PPL Energy Supply's Statement of Income, comparing the three months ended March 31, 2005, to the comparable period in 2004.

WPD's results, as consolidated in PPL Energy Supply's Statement of Income, are impacted by changes in foreign currency exchange rates. For the three months ended March 31, 2005, as compared with the same period in 2004, changes in foreign exchange rates increased WPD's portion of revenue and expense line items by about 5%.

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

Earnings

Net income was $155 million for the three months ended March 31, 2005, and $146 million for the same period in 2004. The after-tax change in net income was due to:

Three Months Ended March 31, 2005 vs. March 31, 2004

Domestic:

Eastern U.S. non-trading margins	$16

Northwestern U.S. non-trading margins	(9)

Net energy trading margins	6

Operation and maintenance expenses	(6)

Interest expense	(9)

Synfuel earnings	7

Other	(4)

Total Domestic	1

International:

U.K.:

Operation and maintenance expenses	(8)

Impact of changes in foreign currency exchange rates	3

Latin America	2

U.S. income taxes	6

Interest expense	3

Total International	6

Unusual items:

Sale of CGE (Note 8)	8

NorthWestern litigation (Note 9)	(6)

$9

The period-to-period changes in earnings components, including domestic gross energy margins by region and income statement line items, are discussed following the future earnings factors and segment results.

PPL Energy Supply's future earnings could be, or will be, impacted by a number of key factors, including the following:

Supply Segment:

  PPL Energy Supply's future energy margins and, consequently, its future earnings, will be impacted by changes in market prices for electricity, as well as fluctuations in fuel prices, fuel transportation costs and emission allowance expenses. For instance, although PPL Energy Supply expects market prices for electricity in 2005 to be higher than in 2004, PPL Energy Supply is not expecting an increase in its 2005 energy margins due to expected increases in the cost of fuel, fuel transportation and emissions allowances. See Note 9 to the Financial Statements for a discussion of the status of PPL Energy Supply's sulfur dioxide emission allowances.
  A key part of PPL Energy Supply's overall strategy is to enter into long-term and intermediate-term energy supply agreements in order to mitigate market price and supply risk. PPL Energy Supply's ability to continue to enter into such agreements, and to renew existing energy supply agreements, may affect its future earnings. See Note 9 to the Financial Statements for more information regarding PPL Energy Supply's wholesale energy commitments and Note 10 for more information regarding the PLR contracts.
  PPL Electric has agreed to provide electricity supply to its PLR customers at predetermined rates through 2009 and has entered into PUC-approved, full requirements energy supply agreements with PPL EnergyPlus to fulfill its PLR obligation. The predetermined charges for generation supply which PPL Electric collects from its PLR customers and pays to PPL EnergyPlus under the energy supply agreements provide for annual increases in each year commencing in 2006 and continuing through 2009. PPL Electric's PLR obligation after 2009 will be determined by the PUC pursuant to rules that have not yet been promulgated. See Note 10 to the Financial Statements for more information regarding the PLR contracts.
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
  In June 2004, a subsidiary of PPL Generation agreed to sell the 450 MW Sundance power plant to Arizona Public Service Company. Each party has waived the remaining contractual conditions for approval of the transaction by the Arizona Corporation Commission. The sale still requires approvals of the FERC under the Federal Power Act. PPL Energy Supply cannot predict whether or when these approvals will be obtained. PPL Energy Supply estimates that a loss on sale or an impairment charge of about $47 million, after tax, could be recorded in 2005 depending on the timing and likelihood of obtaining the FERC approvals.
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
  PPL Energy Supply has interests in two synthetic fuel facilities and receives tax credits pursuant to Section 29 of the Internal Revenue Code based on its sale of synthetic fuel to unaffiliated third-party purchasers. PPL Energy Supply has estimated that these facilities will contribute approximately $40 million per year to earnings through 2007, when the availability of such tax credits is scheduled to expire. See Note 9 to the Financial Statements for a discussion of the requirements to receive the Section 29 tax credits, the IRS review of synthetic fuel production procedures and the impact of higher oil prices on the Section 29 tax credits.
  To comply with existing and future environmental requirements and as a result of voluntary pollution control measures it may take, PPL Energy Supply expects to spend significant amounts on environmental control and compliance in the future. The costs of such measures, in most cases, are not now determinable with certainty. For instance, PPL Energy Supply's current cost estimates for sulfur dioxide reduction at its generating plants are preliminary and PPL Energy Supply could incur significantly higher capital and operating expenses due to more stringent environmental requirements, changing market conditions with respect to the cost of pollution control equipment or emissions allowances, delays in the installation of pollution control equipment or other factors. See Note 9 to the Financial Statements for more information regarding current environmental requirements and initiatives, including those relating to air emissions, and PPL Energy Supply's anticipated capital expenditure program to meet the sulfur dioxide reduction requirements of the Clean Air Act.

International Delivery Segment:

  Earnings in 2005 and beyond are expected to continue to be adversely affected by increased pension costs. Specifically, WPD will experience increased pension costs due to a recent actuarial valuation of WPD's plans that reflects higher pension obligations. The increase in pension costs in 2005 is forecasted to be approximately $24 million, after tax, and the increase in pension costs is expected to continue to be significant in 2006. An additional $4 million of expense, after tax, was recognized in the first quarter related to termination benefits.

All Segments:

  PPL Energy Supply is unable to predict whether future impairments of goodwill may be required for its domestic and international investments. While no goodwill impairments were required based on the annual review performed in the fourth quarter of 2004, future impairments may occur due to determinations of carrying value exceeding the fair value of these investments.
  From time to time, PPL Energy Supply and its subsidiaries are involved in negotiations with third parties regarding acquisitions and dispositions of businesses and assets. Any such transactions may impact future earnings.
  See Note 9 to the Financial Statements for potential commitments and contingent liabilities that may impact future earnings.
  See Note 16 to the Financial Statements for new accounting standards that have been issued but not yet adopted by PPL Energy Supply that may impact future earnings.

Segment Results

Net income by segment was as follows:

	Three Months Ended March 31,

	2005	2004

Supply	$93	$98

International Delivery	62	48

Total	$155	$146

Supply Segment

The Supply segment owns and operates power plants to generate electricity, markets this electricity and other power purchases to deregulated wholesale and retail markets and acquires and develops domestic generation projects. The Supply segment primarily consists of the activities of PPL Generation and PPL EnergyPlus.

Segment net income was as follows:

	Three Months Ended March 31,

	2005	2004

Energy revenues	$727	$725

Energy related businesses	116	98

Total operating revenues	843	823

Fuel and energy purchases	345	355

Other operation and maintenance	200	180

Depreciation	36	34

Taxes, other than income	11	13

Energy related businesses	133	110

Total operating expenses	725	692

Other Income - net	5	4

Interest Expense	22	7

Income Taxes	8	30

Total	$93	$98

The after-tax change in net income was due to the following factors:

Three Months Ended March 31, 2005 vs. March 31, 2004

Eastern U.S. non-trading margins	$16

Northwestern U.S. non-trading margins	(9)

Net energy trading margins	6

Operation and maintenance expenses	(6)

Interest expense	(9)

Synfuel earnings	7

Other	(4)

Total	1

Unusual item - NorthWestern litigation (Note 9)	(6)

$(5)

  See "Domestic Gross Energy Margins" for an explanation of non-trading margins by geographic region and for an explanation on net energy trading margins.
  Higher operation and maintenance expenses were primarily due to accelerated amortization of stock-based compensation for retirement-eligible employees, which resulted from additional accounting guidance. See Note 2 to the Financial Statements for additional information.
  The improved earnings contribution from synfuel operations resulted from the Tyrone facility that began commercial operation during the third quarter of 2004.
  Higher interest expense was incurred in the first quarter of 2005 due to the issuance of additional debt, interest associated with Lower Mt. Bethel that is no longer being capitalized since commercial operation commenced in May 2004 and interest on loans from affiliated companies.

The change in net income was also attributable to an accrual of approximately $6 million after tax for the loss contingency related to the NorthWestern litigation. See Note 9 to the Financial Statements for additional information on the accrual.

International Delivery Segment

The International Delivery segment owns and operates international energy businesses that are focused on the distribution of electricity. The segment primarily consists of the operations of the regulated international energy businesses of PPL Global. The majority of PPL Global's international businesses are located in the U.K., Chile, El Salvador and Bolivia.

Segment net income was as follows:

	Three Months Ended March 31,

	2005	2004

Energy revenues	$293	$279

Energy related businesses	17	16

Total operating revenues	310	295

Fuel and energy purchases	63	54

Other operation and maintenance	62	56

Depreciation	38	36

Taxes, other than income	14	13

Energy related businesses	6	21

Total operating expenses	183	180

Other Income - net	5	7

Interest Expense	50	49

Income Taxes	18	22

Minority Interest	2	2

Loss from Discontinued Operations		1

Total	$62	$48

The after-tax change in net income was due to the following factors:

Three Months Ended March 31, 2005 vs. March 31, 2004

U.K.:

Operation and maintenance expenses	$(8)

Impact of changes in foreign currency exchange rates	3

Latin America	2

U.S. income taxes	6

Interest expense	3

Total	6

Unusual item - Sale of CGE (Note 8)	8

$14

  The U.K.'s earnings were negatively impacted by higher operation and maintenance expenses, primarily due to increased pension costs and termination benefit expenses.
  U.S. income taxes on dividends from WPD decreased primarily due to greater utilization of foreign tax credits.
  Lower interest expense was due to lower affiliate debt.

Domestic Gross Energy Margins

The following table provides pre-tax changes in the income statement line items that comprise domestic gross energy margins:

Three Months Ended March 31, 2005 vs. March 31, 2004

Wholesale energy marketing	$(7)

Wholesale energy marketing to affiliate	5

Unregulated retail electric and gas	(6)

Net energy trading margins	10

Other revenue adjustments (a)	16

Total revenues	18

Fuel	33

Energy purchases	(35)

Energy purchases from affiliate	1

Other cost adjustments (a)	(1)

Total cost of sales	(2)

Domestic gross energy margins	$20

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

Changes in Domestic Gross Energy Margins By Region

Domestic gross energy margins are generated through PPL Energy Supply's normal hedging (non-trading) activities, as well as trading activities. PPL Energy Supply manages its non-trading energy business on a geographic basis that is aligned with its generation assets.

Three Months Ended March 31, 2005 vs. March 31, 2004

Eastern U.S.	$27

Northwestern U.S.	(15)

Southwestern U.S.	(2)

Net energy trading	10

Domestic gross energy margins	$20

Eastern U.S.

Eastern U.S. non-trading margins were higher primarily because a greater portion of PPL Energy Supply's supply came from its own generation, instead of purchased power. This was due to the timing of plant outages as well as the operation of the Lower Mt. Bethel plant, which began commercial operation in May 2004. The increase was achieved despite higher supply costs, which were driven by increased fossil fuel and power purchase prices. Power purchase prices increased by 4% primarily due to higher market prices for fossil fuel; however, this increase was more than offset by a 10% increase in the average sales price for wholesale transactions. Fuel costs increased 23% due to a 6% increase in generation across a diverse mix of low-cost coal-fired, nuclear and hydroelectric plants and a 17% increase in the average consumed cost of fossil fuels. In addition, PPL Energy Supply also benefited from favorable transmission congestion positions, and gains on sales of emission allowances.

Northwestern U.S.

Northwestern U.S. non-trading margins were lower primarily due to an 8% reduction in coal and hydroelectric generation output. Generation was adversely affected by outages and reduced river flows. Additionally, the average consumed cost of coal increased by 10% primarily due to an unfavorable arbitration ruling effective April 2004.

Net Energy Trading

PPL Energy Supply enters into certain energy contracts that meet the criteria of trading derivatives as defined by EITF Issue 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities." These physical and financial contracts cover trading activity associated with electricity, gas and oil. The $10 million increase was primarily due to an increase in realized gains on electricity positions as well as an increase in wholesale physical gas trading. The physical volumes associated with energy trading for the three months ended March 31, 2005, were 1,066 GWh and 4.5 Bcf, compared with 994 GWh and 2.4 Bcf for the three months ended March 31, 2004.

Utility Revenues

The increase in utility revenues was attributable to the following:

Three Months Ended March 31, 2005 vs. March 31, 2004

International:

Retail electric delivery (PPL Global)

Chile	$7

U.K.	4

El Salvador	3

$14

The increase in utility revenues was primarily due to:

  higher revenues in Chile, primarily due to a 7.3% increase in sales volumes, primarily attributable to regulated customers;
  higher WPD revenues, primarily due to the change in foreign currency exchange rates, partially offset by a reduction in certain charges which had been a pass-through to customer rates; and
  higher revenues in El Salvador, due to a 5.3% increase in sales volumes of all customer types.

Energy Related Businesses

Energy related businesses contributed $11 million more to operating income for the three months ended March 31, 2005, compared with the same period in 2004. The increase was attributable to:

  a $15 million pre-tax loss in 2004, related to the sale of CGE (see Note 8 to the Financial Statements); and
  a $2 million increase from mechanical contracting and engineering subsidiaries due to a favorable closeout on a major project; partially offset by a $6 million higher pre-tax operating loss from synfuel projects due to increased production levels which improve after-tax earnings.

Other Operation and Maintenance

The increase in other operation and maintenance expenses was due to:

Three Months Ended March 31, 2005 vs. March 31, 2004

Increase in domestic and international pension costs	$13

Accelerated amortization of stock-based compensation (Note 2)	12

Increase in allocation of corporate service cost (Note 10)	5

NorthWestern litigation accrual (Note 9)	9

Increase in foreign currency exchange rates	2

Gains on sales of emission allowances	(7)

Reduction in WPD costs that are a pass-through to customer rates	(5)

Other	(3)

$26

The $13 million increase in net pension costs was primarily attributable to a reduction in the discount rate assumptions for PPL Energy Supply's domestic pension plans at December 31, 2004, and increased amortization of prior year actuarial losses for WPD's pension plans. These events will result in PPL Energy Supply's recognition of increased net pension costs in 2005. See Note 13 to the Financial Statements for details of the costs of PPL Energy Supply's pension plans.

Depreciation

The increase in depreciation expense was due to:

Three Months Ended March 31, 2005 vs. March 31, 2004

Lower Mt. Bethel generation facility, which began commercial operation in May 2004	$4

Other additions to PP&E	2

Foreign currency exchange rates	1

Extension of useful lives of certain fossil generation assets (Note 2)	(3)

$4

Other Income - net

See Note 11 to the Financial Statements for details of other income.

Interest Expense

The increase in interest expense was due to:

Three Months Ended March 31, 2005 vs. March 31, 2004

Interest expense related to the Lower Mt. Bethel generation facility, which began commercial operation in May 2004 (a)	$9

Increase in other long-term debt interest expense	5

Increase in interest expense with affiliate	4

Increase in short-term debt interest expense	2

Decrease in interest expense due to the repayment in June 2004 of financing related to the Sundance and University Park generation facilities(b)	(6)

Other	2

$16

(a)	Prior to commercial operation, interest related to the Lower Mt. Bethel financing was capitalized as part of the cost of the facility.
(b)

In June 2004, subsidiaries of PPL Energy Supply purchased the Sundance and University Park generation facilities from the lessor that was consolidated by PPL Energy Supply under FIN 46 (revised December 2003), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." In connection with the purchase, the related financing was repaid.

Income Taxes

The $26 million decrease in income taxes was primarily attributable to:

  a $10 million tax benefit recognized in 2005 related to additional nonconventional fuel tax credits in excess of credits recognized in 2004;
  a $7 million decrease in tax expense on foreign earnings in 2005 relative to 2004; and
  an $8 million decrease in income tax expense due to lower pre-tax book income.

Discontinued Operations

See "Discontinued Operations" in Note 8 to the Financial Statements for information regarding the loss of $1 million recorded in the first quarter of 2004 related to PPL Global's plan of sale of its investment in a Latin American telecommunications company.

Financial Condition

Liquidity

At March 31, 2005, PPL Energy Supply had $494 million of cash and short-term investments and $164 million of short-term debt. At December 31, 2004, PPL Energy Supply had $408 million in cash and short-term investments and no short-term debt. The increase in PPL Energy Supply's cash and short-term investment position was primarily the net result of:

  $299 million of cash provided by operating activities; and
  a $165 million increase in short-term debt; offset by
  distributions to Member of $58 million;
  the retirement of $208 million of long-term debt; and
  $123 million of capital expenditures.

Rating Agency Decisions

S&P, Moody's and Fitch periodically review the credit ratings on the debt and preferred securities of PPL Energy Supply and its subsidiaries. Based on their respective reviews, the rating agencies may make certain ratings revisions.

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

Fitch stated that its downgrade was prompted by the high level of pension-adjusted leverage at WPD. Fitch acknowledged that WPD's funding plan should reduce its pension deficit over time and it expects WPD to proceed with its de-leveraging program. However, Fitch indicated that it is not certain enough, due to the unpredictability in future pension valuations, that pension-adjusted leverage will support a BBB rating at WPDH Limited. Fitch indicated that WPD (South West) and WPD (South Wales) have been downgraded to maintain a two-notch differential with WPDH Limited because Fitch does not believe that WPD's financial ring-fencing is restrictive enough to support a three-notch differential.

For additional information on PPL Energy Supply's liquidity, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in PPL Energy Supply's 2004 Form 10-K.

Risk Management - Energy Marketing & Trading and Other

Market Risk

Commodity Price Risk (Non-Trading)

PPL Energy Supply's commodity derivative contracts that qualify for hedge accounting treatment mature at various times through 2010. The following chart sets forth PPL Energy Supply's net fair value of these contracts:

	Three Months Ended March 31,

	2005	2004

Fair value of contracts outstanding at the beginning of the period	$(9)	$86

Contracts realized or otherwise settled during the period	(9)	(24)

Fair value of new contracts at inception

Other changes in fair values	(88)	22

Fair value of contracts outstanding at the end of the period	$(106)	$84

The following chart segregates estimated fair values of PPL Energy Supply's commodity derivative contracts that qualify for hedge accounting treatment at March 31, 2005, based on whether the fair values are determined by quoted market prices or other more subjective means:

	Fair Value of Contracts at Period-End Gains (Losses)

	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 3-5 Years	Maturity in Excess of 5 Years	Total Fair Value

Source of Fair Value

Prices actively quoted	$15	$15	$1		$31

Prices provided by other external sources	(17)	(111)	(9)		(137)

Prices based on models and other valuation methods

Fair value of contracts outstanding at the end of the period	$(2)	$(96)	$(8)		$(106)

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

The "Prices based on models and other valuation methods" category includes the value of transactions for which a price curve was developed by PPL Energy Supply due to the long-dated nature of the transaction or the illiquidity of the market point, or the value of options not quoted by an exchange or OTC broker. Additionally, this category includes "strip" transactions whose prices are obtained from external sources and then modeled to monthly prices as appropriate.

As of March 31, 2005, PPL Energy Supply estimated that a 10% adverse movement in market prices of both electricity and fuel across all geographic areas and time periods would have decreased the value of the commodity contracts in its non-trading portfolio by approximately $202 million. For purposes of this calculation, an increase in the market price for electricity is considered an adverse movement because PPL Energy Supply's electricity portfolio is generally in a net sales position, and a decrease in the market price for fuel is considered an adverse movement because PPL Energy Supply's commodity fuels portfolio is generally in a net purchase position. PPL Energy Supply enters into these commodity contracts to reduce the market risk inherent in the generation of electricity.

In accordance with its marketing strategy, PPL Energy Supply does not completely hedge its generation output or fuel requirements. PPL Energy Supply estimates that for its entire portfolio, including all generation and physical and financial energy positions, a 10% adverse change in power prices across all geographic zones and time periods would not have a material impact on expected 2005 gross margins. Similarly, a 10% adverse movement in all fossil fuel prices would decrease 2005 gross margins by $14 million.

PPL Energy Supply also executes energy contracts to take advantage of market opportunities. As a result, PPL Energy Supply may at times create a net open position in its portfolio that could result in significant losses if prices do not move in the manner or direction anticipated. The margins from these trading activities are shown in the Statement of Income as "Net energy trading margins."

Commodity Price Risk (Trading)

PPL Energy Supply's trading contracts mature at various times through 2008. The following chart sets forth PPL Energy Supply's net fair value of trading contracts:

	Three Months Ended March 31,

	2005	2004

Fair value of contracts outstanding at the beginning of the period	$9	$3

Contracts realized or otherwise settled during the period	(3)	(3)

Fair value of new contracts at inception	3	4

Other changes in fair values	7	7

Fair value of contracts outstanding at the end of the period	$16	$11

PPL Energy Supply will reverse approximately $1 million of the $16 million unrealized trading gains over the next three months of 2005 as the transactions are realized.

The following chart segregates estimated fair values of PPL Energy Supply's trading portfolio at March 31, 2005, based on whether the fair values are determined by quoted market prices or other more subjective means:

	Fair Value of Contracts at Period-End Gains (Losses)

	Maturity Less Than 1 year	Maturity 1-3 years	Maturity 3-5 years	Maturity in Excess of 5 Years	Total Fair Value

Source of Fair Value

Prices actively quoted	$3	$1			$4

Prices provided by other external sources	9	4			13

Prices based on models and other valuation methods	(1)				(1)

Fair value of contracts outstanding at the end of the period	$11	$5			$16

See "Commodity Price Risk (Non-trading)" for information on the various sources of fair value.

As of March 31, 2005, PPL Energy Supply estimated that a 10% adverse movement in market prices across all geographic areas and time periods would have decreased the value of the commodity contracts in its trading portfolio by $10 million.

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

At March 31, 2005, PPL Energy Supply's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was estimated at $1 million.

PPL Energy Supply is also exposed to changes in the fair value of its domestic and international debt portfolios. At March 31, 2005, PPL Energy Supply estimated that its potential exposure to a change in the fair value of its debt portfolio, through a 10% adverse movement in interest rates, was approximately $157 million.

PPL utilizes various risk management instruments to reduce its exposure to the expected future cash flow variability of its debt instruments. These risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financing. While PPL is exposed to changes in the fair value of these instruments, any changes in the fair value of these instruments are recorded into equity and then reclassified into earnings in the same period during which the item being hedged affects earnings. At March 31, 2005, the market value of these instruments, representing the amount PPL would pay upon their termination, was approximately $1 million. At March 31, 2005, PPL estimated that its potential exposure to a change in the fair value of these instruments, through a 10% adverse movement in the hedged exposure, was insignificant.

PPL and PPL Energy Supply also utilize various risk management instruments to adjust the mix of fixed and floating interest rates in PPL Energy Supply's debt portfolio. While PPL Energy Supply is exposed to changes in the fair value of these instruments, any change in market value is recorded with an equal and offsetting change in the value of the debt being hedged. At March 31, 2005, PPL Energy Supply estimated that its potential exposure to a change in the fair value of these instruments, through a 10% adverse movement in interest rates, was approximately $1 million.

Foreign Currency Risk

PPL Energy Supply is exposed to foreign currency risk, primarily through investments in affiliates in Latin America and Europe. In addition, PPL Energy Supply may make purchases of equipment in currencies other than U.S. dollars.

PPL has adopted a foreign currency risk management program designed to hedge certain foreign currency exposures, including firm commitments, recognized assets or liabilities and net investments. In addition, PPL and PPL Energy Supply enter into financial instruments to protect against foreign currency translation risk.

To protect expected income denominated in British pounds sterling, PPL entered into average rate options for £32 million. At March 31, 2005, the market value of these positions, representing the amount PPL would receive upon their termination, was approximately $1 million.

To protect expected income in Chilean pesos, PPL Energy Supply entered into average rate options for 4 billion Chilean pesos. At March 31, 2005, the market value of these positions, representing the amount PPL would receive upon their termination, was insignificant.

PPL executed net forward sale transactions for £10 million to hedge a portion of its net investment in WPDH Limited. The estimated value of these agreements as of March 31, 2005, was $1 million, being the amount PPL would pay to terminate the transactions.

WPDH Limited held a net position in cross-currency swaps totaling $1.1 billion to hedge the interest payments and value of its U.S. dollar-denominated bonds. The estimated value of this position at March 31, 2005, being the amount PPL and PPL Energy Supply would pay to terminate it, including accrued interest, was $255 million.

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

Nuclear Decommissioning Fund - Securities Price Risk

In connection with certain NRC requirements, PPL Susquehanna maintains trust funds to fund certain costs of decommissioning the Susquehanna station. As of March 31, 2005, these funds were invested primarily in domestic equity securities and fixed-rate, fixed-income securities and are reflected at fair value on PPL Energy Supply's Balance Sheet. The mix of securities is designed to provide returns to be used to fund Susquehanna's decommissioning and to compensate for inflationary increases in decommissioning costs. However, the equity securities included in the trusts are exposed to price fluctuation in equity markets, and the values of fixed-rate, fixed-income securities in the trusts are exposed to changes in interest rates. PPL Susquehanna actively monitors the investment performance and periodically reviews asset allocation in accordance with its nuclear decommissioning trust policy statement. At March 31, 2005, a hypothetical 10% increase in interest rates and a 10% decrease in equity prices would have resulted in an estimated $30 million reduction in the fair value of the trust assets. See the "Nuclear Decommissioning" Note in the 2004 Form 10-K for more information regarding the nuclear decommissioning trust funds.

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

Acquisitions, Development and Divestitures

From time to time, PPL Energy Supply and its subsidiaries are involved in negotiations with third parties regarding acquisitions, joint ventures and other arrangements which may or may not result in definitive agreements. See Note 8 to the Financial Statements for information regarding recent development and divestiture activities.

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

New Accounting Standards

See Note 16 to the Financial Statements for information on new accounting standards pending adoption.

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

See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in PPL Energy Supply's 2004 Form 10-K for a discussion of each critical accounting policy. PPL's senior management has reviewed these critical accounting policies, and the estimates and assumptions regarding them, with its Audit Committee. In addition, PPL's senior management reviewed the Form 10-K disclosures regarding the application of these critical accounting policies with the Audit Committee.

PPL ELECTRIC UTILITIES CORPORATION AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

PPL Electric provides electricity delivery service in eastern and central Pennsylvania. Its headquarters are in Allentown, PA. In PPL Electric's 2004 Form 10-K, a description of its business is found in "Item 1. Business - Background" and an overview of its strategy and the risks and the challenges that it faces in its business are discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

The following information should be read in conjunction with PPL Electric's Condensed Consolidated Financial Statements and the accompanying Notes.

Terms and abbreviations are explained in the glossary. Dollars are in millions unless otherwise noted.

Results of Operations

The following discussion, which explains significant changes in principal items on the Statement of Income, compares the three months ended March 31, 2005, with the comparable period in 2004.

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

Earnings

Income available to PPL was $15 million for the three months ended March 31, 2005, and $33 million for the same period in 2004. The after-tax change in income available to PPL was due to:

Three Months Ended March 31, 2005 vs. March 31, 2004

Delivery revenues (net of CTC/ITC amortization, interest expense on transition bonds and ancillary charges)	$28

Operation and maintenance expenses	(13)

Taxes, other than income (excluding gross receipts tax)	(8)

Other	2

Total	9

Unusual item - PJM billing dispute (Note 9)	(27)

$(18)

The period-to-period changes in earnings components are discussed following the future earnings factors.

PPL Electric's future earnings could be, or will be, impacted by a number of factors, including the following:

  In December 2004, the PUC approved an increase in PPL Electric's distribution rates of approximately $137 million (based on a return on equity of 10.7%), and approved PPL Electric's proposed mechanism for collecting an additional $57 million in transmission-related charges, for a total increase of approximately $194 million, effective January 1, 2005.
  PPL Electric has agreed to provide electricity supply to its PLR customers at predetermined rates through 2009 and has entered into PUC-approved, full requirements energy supply agreements with PPL EnergyPlus to fulfill its PLR obligation. The predetermined charges for generation supply which PPL Electric collects from its PLR customers and pays to PPL EnergyPlus under the energy supply agreements provide for annual increases in each year commencing in 2006 and continuing through 2009. PPL Electric's PLR obligation after 2009 will be determined by the PUC pursuant to rules that have not yet been promulgated. See Note 10 to the Financial Statements for more information regarding the PLR contracts.
  In January 2005, severe ice storms hit PPL Electric's service territory. PPL Electric had to restore service to about 238,000 customers. Although the actual cost of these storms and the specific allocation of such cost between operation and maintenance expense and capital costs is not yet finalized, PPL Electric currently estimates a total cost of $22 million, with approximately $19 million being recorded as an expense on PPL Electric's income statement for the first quarter of 2005.

  On February 11, 2005, PPL Electric filed a petition with the PUC for authority to defer and amortize for regulatory accounting and reporting purposes its actual cost of these storms, excluding capitalized costs of approximately $3 million and regular payroll expenses of approximately $2 million (pursuant to PUC precedent on this issue). If the PUC grants this petition, PPL Electric's management will assess the recoverability of these costs in PPL Electric's next general rate increase proceeding, in accordance with SFAS 71, "Accounting for the Effects of Certain Types of Regulation." Depending on the likelihood of such recovery based on this assessment, most of the first quarter expense could be reversed in that future period. At this time, PPL Electric cannot predict the outcome of its deferral petition or the likelihood of recovery of these storm costs.

  See Note 9 to the Financial Statements for potential commitments and contingent liabilities that may impact future earnings.
  See Note 16 to the Financial Statements for new accounting standards that have been issued but not yet adopted by PPL Electric that may impact future earnings.

Operating Revenues

The increase in revenues from retail electric operations was attributable to the following:

Three Months Ended March 31, 2005 vs. March 31, 2004

Electric delivery	$32

PLR electric generation supply	16

$48

The increase in delivery revenues resulted from higher transmission and distribution customer rates effective January 1, 2005, and a 3.7% increase in sales volumes. Higher PLR revenues were due to higher energy and capacity rates, and a 5.6% increase in volumes, in part due to the return of customers previously served by alternate suppliers.

Energy Purchases

Energy purchases increased by $36 million due to a $39 million pre-tax accrual for the PJM billing dispute, offset slightly by lower ancillary service costs in connection with the power supply contracts with PPL EnergyPlus. See Note 9 to the Financial Statements for additional information regarding the loss accrual recorded for the PJM billing dispute.

Energy Purchases from Affiliate

The increase in energy purchases from affiliate of $5 million reflects an increase in PLR load, as well as higher prices for energy purchased under the power supply contracts with PPL EnergyPlus needed to support PLR load.

Other Operation and Maintenance

Other operation and maintenance expense increased by $23 million, primarily due to $19 million of costs associated with severe ice storms that hit PPL Electric's service territory in January 2005 and a $5 million charge for accelerated amortization of stock-based compensation for retirement-eligible employees, which resulted from additional accounting guidance. See Note 2 to the Financial Statements for additional information on stock-based compensation.

Taxes, Other Than Income

In the first quarter of 2004, PPL Electric reversed a $14 million accrued liability for 1998 and 1999 PURTA taxes that had been accrued based on potential exposure in the proceedings regarding the Susquehanna nuclear station tax assessment. The rights of third-party intervenors to further appeal expired in 2004. The reversal is the primary reason for the $16 million increase in taxes, other than income.

Other Income - net

See Note 11 to the Financial Statements for details of other income.

Interest Expense

Interest expense increased by $4 million, primarily due to $8 million of interest accrued for the PJM billing dispute and additional interest paid on collateral held by PPL Electric relating to the PLR contract. This increase was partially offset by the net impact of long-term debt retirements. Over the last 12 months, $480 million of long-term debt retirements have occurred, while new issuances over the same period totaled $116 million. See Note 10 to the Financial Statements for further discussion of collateral held under the PLR contract.

Income Taxes

Income taxes decreased by $17 million, primarily as a result of lower pre-tax book income.

Financial Condition

Liquidity

At March 31, 2005, PPL Electric had $133 million of cash and short-term investments and $142 million of short-term debt. At December 31, 2004, PPL Electric had $161 million in cash and short-term investments and $42 million of short-term debt. The decrease in PPL Electric's cash and short-term investment position was primarily the net result of:

  the retirement of $188 million of long-term debt;
  the payment of $17 million of common and preferred dividends; and
  $40 million of capital expenditures; partially offset by
  $4 million of cash provided by operating activities;
  the issuance of $116 million of tax-exempt long-term debt; and
  an increase of $100 million in short-term debt.

Rating Agency Decisions

S&P, Moody's and Fitch periodically review the credit ratings on the debt and preferred securities of PPL Electric. Based on their respective reviews, the rating agencies may make certain ratings revisions.

The ratings of S&P, Moody's and Fitch are not a recommendation to buy, sell or hold any securities of PPL Electric. Such ratings may be subject to revisions or withdrawal by the agencies at any time and should be evaluated independently of each other and any other rating that may be assigned to their securities.

In January 2005, S&P affirmed PPL Electric's A-/A-2 corporate credit ratings and favorably revised its outlook on the company to stable from negative following the authorization of a $194 million rate increase by the PUC. S&P indicated that the outlook revision reflects its expectations that the rate increase, effective January 1, 2005, will allow for material improvement in PPL Electric's financial profile, which had lagged S&P's expectations in recent years. S&P indicated that the stable outlook reflects its expectations that PPL Electric "will rapidly improve and then maintain financial metrics more consistent with its ratings." S&P indicated that it expects PPL Electric's operations to remain stable through the expiration of the PLR agreement.

For additional information on PPL Electric's liquidity, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in PPL Electric's 2004 Form 10-K.

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

Interest Rate Risk

PPL Electric has issued debt to finance its operations, which increases its interest rate risk. At March 31, 2005, PPL Electric's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was insignificant.

PPL Electric is also exposed to changes in the fair value of its debt portfolio. At March 31, 2005, PPL Electric estimated that its potential exposure to a change in the fair value of its debt portfolio, through a 10% adverse movement in interest rates, was approximately $45 million.

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

New Accounting Standards

See Note 16 to the Financial Statements for information on new accounting standards pending adoption.

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

See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in PPL Electric's 2004 Form 10-K for a discussion of each critical accounting policy. PPL's senior management has reviewed these critical accounting policies, and the estimates and assumptions regarding them, with its Audit Committee. In addition, PPL's senior management reviewed the Form 10-K disclosures regarding the application of these critical accounting policies with the Audit Committee.

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

The registrants' principal executive officers and principal financial officers, based on their evaluation of the registrants' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) have concluded that, as of March 31, 2005, the registrants' disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period for which this quarterly report has been prepared.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For additional information regarding various pending administrative and judicial proceedings involving regulatory, environmental and other matters, which information is incorporated by reference into this Part II, see:

•	"Item 3. Legal Proceedings" in PPL's, PPL Energy Supply's and PPL Electric's 2004 Form 10-K; and

•	Note 9 of the registrants' "Combined Notes to Condensed Consolidated Financial Statements" in Part I of this report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
January 1 to January 31, 2005
February 1 to February 28, 2005	9,050	$52.75
March 1 to March 31, 2005	1,618	$54.69
Total	10,668

(1)

Represents shares of common stock withheld by PPL at the request of its executive officers to pay taxes upon the vesting of the officers' restricted stock awards, as permitted under the terms of PPL's Incentive Compensation Plan and Incentive Compensation Plan for Key Employees.

(2)	Not applicable. PPL does not currently have in place any publicly announced plans or programs to purchase equity securities.

Item 6. Exhibits

10(a) -	Reimbursement Agreement, dated as of March 31, 2005, among PPL Energy Supply, LLC, The Bank of Nova Scotia, as Issuer and Administrative Agent, and the Lenders party thereto from time to time
12(a) -	PPL Corporation and Subsidiaries Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
12(b) -	PPL Energy Supply, LLC and Subsidiaries Computation of Ratio of Earnings to Fixed Charges
12(c) -	PPL Electric Utilities Corporation and Subsidiaries Computation of Ratio of Earnings to Fixed Charges

Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended March 31, 2005, filed by the following officers for the following companies:
31(a) -	William F. Hecht for PPL Corporation
31(b) -	John R. Biggar for PPL Corporation
31(c) -	William F. Hecht for PPL Energy Supply, LLC
31(d) -	James E. Abel for PPL Energy Supply, LLC
31(e) -	John F. Sipics for PPL Electric Utilities Corporation
31(f) -	James E. Abel for PPL Electric Utilities Corporation

Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended March 31, 2005, furnished by the following officers for the following companies:
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

PPL Corporation
(Registrant)

PPL Energy Supply, LLC
(Registrant)

PPL Electric Utilities Corporation
(Registrant)

Date: May 4, 2005	/s/ John R. Biggar
John R. Biggar
Executive Vice President and
Chief Financial Officer
(PPL Corporation)
(principal financial officer)

/s/ James E. Abel
James E. Abel
Vice President and Treasurer
(PPL Energy Supply, LLC)
(principal financial officer)

/s/ Paul A. Farr
Paul A. Farr
Vice President and Controller
(PPL Electric Utilities Corporation)
(principal accounting officer)