Form 10-Q
period 2005-06-30
PPL CORP; PPL ELECTRIC UTILITIES CORP; PPL ENERGY SUPPLY LLC
filed 2005-08-04
CIK 922224, 317187, 1161976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2005
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________ to ___________

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.

1-11459	PPL Corporation (Exact name of Registrant as specified in its charter) (Pennsylvania) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-2758192

333-74794	PPL Energy Supply, LLC (Exact name of Registrant as specified in its charter) (Delaware) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-3074920

1-905	PPL Electric Utilities Corporation (Exact name of Registrant as specified in its charter) (Pennsylvania) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-0959590

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

PPL Corporation	Yes X	No
PPL Energy Supply, LLC	Yes X	No
PPL Electric Utilities Corporation	Yes X	No

Indicate by check mark whether the Registrants are accelerated filers (as defined in Rule 12b-2 of the Exchange Act).

PPL Corporation	Yes X	No
PPL Energy Supply, LLC	Yes	No X
PPL Electric Utilities Corporation	Yes	No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

PPL Corporation	Common stock, $.01 par value, 190,044,618 shares outstanding at July 29, 2005, excluding 31,056,521 shares held as treasury stock

PPL Energy Supply, LLC	PPL Corporation indirectly holds all of the membership interests in PPL Energy Supply, LLC.

PPL Electric Utilities Corporation	Common stock, no par value, 78,029,863 shares outstanding and all held by PPL Corporation at July 29, 2005, excluding 79,270,519 shares held as treasury stock

This document is available free of charge at the Investor Center on PPL's Web site at www.pplweb.com. However, information on this Web site does not constitute a part of this Form 10-Q.

PPL CORPORATION
PPL ENERGY SUPPLY, LLC
PPL ELECTRIC UTILITIES CORPORATION

FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2005

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

PJM (PJM Interconnection, L.L.C.) - operator of the electric transmission network and electric energy market in all or parts of Delaware, Illinois, Indiana, Kentucky, Maryland, Michigan, New Jersey, North Carolina, Ohio, Pennsylvania, Tennessee, Virginia, West Virginia and the District of Columbia.

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

PPL Montour - PPL Montour, LLC, a generating subsidiary of PPL Generation that owns generating operations in Pennsylvania.

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

FORWARD-LOOKING INFORMATION

Statements contained in this Form 10-Q concerning expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts are "forward-looking statements" within the meaning of the federal securities laws. Although PPL, PPL Energy Supply and PPL Electric believe that the expectations and assumptions reflected in these statements are reasonable, there can be no assurance that these expectations will prove to be correct. These forward-looking statements involve a number of risks and uncertainties, and actual results may differ materially from the results discussed in the forward-looking statements. In addition to the specific factors discussed in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," the following are among the important factors that could cause actual results to differ materially from the forward-looking statements:

•	market demand and prices for energy, capacity and fuel;
•	market prices for crude oil and the potential impact on synthetic fuel tax credits;
•	weather conditions affecting customer energy usage and operating costs;
•	competition in retail and wholesale power markets;
•	the effect of any business or industry restructuring;
•	the profitability and liquidity of PPL and its subsidiaries;
•	new accounting requirements or new interpretations or applications of existing requirements;
•	operation and availability of existing generation facilities and operating costs;
•	transmission and distribution system conditions and operating costs;
•	current and future environmental conditions and requirements and the related costs of compliance, including environmental capital expenditures and emission allowance and other expenses;
•	development of new projects, markets and technologies;
•	performance of new ventures;
•	asset acquisitions and dispositions;
•
political, regulatory or economic conditions in states, regions or countries where PPL or its subsidiaries conduct business, including potential effects of threatened or actual terrorism or war or other hostilities;

•	receipt of necessary governmental permits, approvals and rate relief;
•	new state, federal or foreign legislation, including new tax legislation;
•	state, federal and foreign regulatory developments;
•	impact of state, federal or foreign investigations applicable to PPL and its subsidiaries and the energy industry;
•	capital market conditions, including changes in interest rates, and decisions regarding capital structure;
•	stock price performance;
•	the market prices of equity securities and the impact on pension income and resultant cash funding requirements for defined benefit pension plans;
•	securities and credit ratings;
•	foreign exchange rates;
•	the outcome of litigation against PPL and its subsidiaries; and
•	the commitments and liabilities of PPL and its subsidiaries.

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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENT OF INCOME
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, except per share data)
	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Operating Revenues
Utility	$1,010	$908	$2,161	$1,993
Unregulated retail electric	23	29	48	60
Wholesale energy marketing	276	290	544	567
Net energy trading margins	(1)	6	15	12
Energy related businesses	168	128	308	248

Total	1,476	1,361	3,076	2,880

Operating Expenses
Operation
Fuel	169	181	413	386
Energy purchases	242	208	509	475
Other operation and maintenance	331	318	695	632
Amortization of recoverable transition costs	59	57	128	128
Depreciation	105	100	208	197
Taxes, other than income	69	63	141	119
Energy related businesses	170	132	316	269

Total	1,145	1,059	2,410	2,206

Operating Income	331	302	666	674

Other Income - net	11	18	18	27

Interest Expense	125	133	260	254

Income from Continuing Operations Before Income Taxes, Minority Interest and Dividends on Preferred Stock	217	187	424	447

Income Taxes	38	30	72	105

Minority Interest	2	2	4	4

Dividends on Preferred Stock			1	1

Income from Continuing Operations	177	155	347	337

Loss from Discontinued Operations (net of income taxes)	49	7	51	12

Net Income	$128	$148	$296	$325

Earnings Per Share of Common Stock:
Income from Continuing Operations:
Basic	$0.93	$0.85	$1.83	$1.87
Diluted	0.92	0.85	1.81	1.86
Net income:
Basic	$0.67	$0.81	$1.56	$1.80
Diluted	0.67	0.81	1.55	1.80

Dividends Declared per Share of Common Stock	$0.46	$0.41	$0.92	$0.82

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Six Months Ended June 30,

	2005	2004

Net Cash Provided by Operating Activities	$614	$629

Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(359)	(345)
Investment in generating assets and electric energy projects		(30)
Proceeds from the sale of the Sundance plant	190
Proceeds from the sale of minority interest in CGE		123
Purchases of auction rate securities		(59)
Proceeds from the sale of auction rate securities	66	69
Net increase in restricted cash	(49)	(12)
Other investing activities	(11)	(4)

Net cash used in investing activities	(163)	(258)

Cash Flows from Financing Activities
Issuance of common stock	33	589
Issuance of long-term debt	224	15
Retirement of long-term debt	(907)	(938)
Payment of common dividends	(165)	(141)
Payment of preferred dividends	(1)	(1)
Net increase in short-term debt	128	4
Other financing activities	(16)	(7)

Net cash used in financing activities	(704)	(479)

Effect of Exchange Rates on Cash and Cash Equivalents	3

Net Decrease in Cash and Cash Equivalents	(250)	(108)
Cash and Cash Equivalents at Beginning of Period	616	466

Cash and Cash Equivalents at End of Period	$366	$358

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEET
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	June 30, 2005	December 31, 2004

Assets

Current Assets
Cash and cash equivalents	$366	$616
Restricted cash	115	50
Accounts receivable (less reserve: 2005, $89; 2004, $88)	540	459
Unbilled revenues	377	407
Fuel, materials and supplies	296	309
Prepayments	114	56
Deferred income taxes	251	162
Price risk management assets	251	115
Other	72	130

	2,382	2,304

Investments
Investment in unconsolidated affiliates - at equity	55	51
Nuclear plant decommissioning trust fund	419	409
Other	11	12

	485	472

Property, Plant and Equipment - net
Electric plant in service
Transmission and distribution	5,865	5,927
Generation	3,763	4,007
General	446	480

	10,074	10,414
Construction work in progress	203	148
Nuclear fuel	145	153

Electric plant	10,422	10,715
Gas and oil plant	215	213
Other property	211	221

	10,848	11,149

Regulatory and Other Noncurrent Assets
Recoverable transition costs	1,305	1,431
Goodwill	1,089	1,127
Other acquired intangibles	362	336
Other	956	942

	3,712	3,836

	$17,427	$17,761

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEET
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	June 30, 2005	December 31, 2004

Liabilities and Equity

Current Liabilities
Short-term debt	$162	$42
Long-term debt	901	866
Accounts payable	434	407
Above market NUG contracts	71	73
Taxes	182	164
Interest	112	129
Dividends	89	79
Price risk management liabilities	250	167
Other	448	368

	2,649	2,295

Long-term Debt	6,062	6,792

Long-term Debt with Affiliate Trust	89	89

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes and investment tax credits	2,396	2,426
Accrued pension obligations	441	476
Asset retirement obligations	270	257
Above market NUG contracts	171	206
Other	937	874

	4,215	4,239

Commitments and Contingent Liabilities

Minority Interest	54	56

Preferred Stock without Sinking Fund Requirements	51	51

Shareowners' Common Equity
Common stock	2	2
Capital in excess of par value	3,619	3,577
Treasury stock	(838)	(838)
Earnings reinvested	1,991	1,870
Accumulated other comprehensive loss	(442)	(323)
Capital stock expense and other	(25)	(49)

	4,307	4,239

	$17,427	$17,761

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENT OF INCOME
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Operating Revenues
Wholesale energy marketing	$276	$290	$544	$567
Wholesale energy marketing to affiliate	364	346	779	756
Utility	284	255	577	534
Unregulated retail electric	23	29	48	60
Net energy trading margins	(1)	6	15	12
Energy related businesses	161	123	295	238

Total	1,107	1,049	2,258	2,167

Operating Expenses
Operation
Fuel	146	163	338	322
Energy purchases	195	154	371	366
Energy purchases from affiliate	32	39	70	76
Other operation and maintenance	243	230	504	464
Depreciation	73	70	144	138
Taxes, other than income	26	23	50	48
Energy related businesses	163	124	301	255

Total	878	803	1,778	1,669

Operating Income	229	246	480	498

Other Income - net	11	28	19	37

Interest Expense	65	67	130	117

Interest Expense with Affiliates	6	4	13	7

Income from Continuing Operations Before Income Taxes and Minority Interest	169	203	356	411

Income Taxes	14	37	42	92

Minority Interest	2	2	4	4

Income from Continuing Operations	153	164	310	315

Loss from Discontinued Operations (net of income taxes)	49	7	51	12

Net Income	$104	$157	$259	$303

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Six Months Ended June 30,

	2005	2004

Net Cash Provided by Operating Activities	$374	$438

Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(258)	(234)
Investment in generating assets and electric energy projects		(30)
Proceeds from the sale of the Sundance plant	190
Proceeds from the sale of minority interest in CGE		123
Purchases of auction rate securities		(9)
Proceeds from the sale of auction rate securities	51	14
Net (increase) decrease in restricted cash	12	(18)
Other investing activities	(15)	(5)

Net cash used in investing activities	(20)	(159)

Cash Flows from Financing Activities
Issuance of long-term debt		15
Retirement of long-term debt	(208)	(663)
Distributions to Member	(119)	(124)
Contributions from Member		58
Net increase (decrease) in short-term debt	83	(61)
Net increase (decrease) in note payable to affiliate	(300)	495
Other financing activities	(3)	1

Net cash used in financing activities	(547)	(279)

Effect of Exchange Rates on Cash and Cash Equivalents	3

Net Decrease in Cash and Cash Equivalents	(190)
Cash and Cash Equivalents at Beginning of Period	357	222

Cash and Cash Equivalents at End of Period	$167	$222

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEET
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	June 30, 2005	December 31, 2004

Assets

Current Assets
Cash and cash equivalents	$167	$357
Restricted cash	5	3
Accounts receivable (less reserve: 2005, $65; 2004, $68)	313	259
Unbilled revenues	234	250
Accounts receivable from affiliates	141	152
Collateral on PLR energy supply to affiliate	300	300
Fuel, materials and supplies	253	256
Prepayments	33	42
Deferred income taxes	191	128
Price risk management assets	250	113
Other	57	97

	1,944	1,957
Investments
Investment in unconsolidated affiliates - at equity	55	51
Nuclear plant decommissioning trust fund	419	409
Other	5	5

	479	465

Property, Plant and Equipment - net
Electric plant in service
Transmission and distribution	3,436	3,523
Generation	3,763	4,007
General	225	254
	7,424	7,784
Construction work in progress	156	115
Nuclear fuel	145	153

Electric plant	7,725	8,052
Gas and oil plant	20	21
Other property	146	156
	7,891	8,229

Other Noncurrent Assets
Goodwill	1,033	1,072
Other acquired intangibles	232	202
Other	570	559
	1,835	1,833

	$12,149	$12,484

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEET
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	June 30, 2005	December 31, 2004

Liabilities and Equity

Current Liabilities
Short-term debt	$75
Long-term debt	5	$181
Accounts payable	362	338
Accounts payable to affiliates	32	52
Above market NUG contracts	71	73
Taxes	70	101
Interest	77	87
Deferred revenue on PLR energy supply to affiliate	12	12
Price risk management liabilities	246	163
Other	294	262

	1,244	1,269

Long-term Debt	3,652	3,694

Note Payable to Affiliate	195	495

Long-term Debt with Affiliate Trust	89	89

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes and investment tax credits	1,283	1,261
Accrued pension obligations	295	341
Asset retirement obligations	270	257
Above market NUG contracts	171	206
Deferred revenue on PLR energy supply to affiliate	40	46
Other	783	720

	2,842	2,831

Commitments and Contingent Liabilities

Minority Interest	54	56

Member's Equity	4,073	4,050

	$12,149	$12,484

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENT OF INCOME
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004
Operating Revenues
Retail electric	$691	$622	$1,471	$1,354
Wholesale electric	1		2	4
Wholesale electric to affiliate	32	39	70	76

Total	724	661	1,543	1,434

Operating Expenses
Operation
Energy purchases	47	55	138	110
Energy purchases from affiliate	364	346	779	756
Other operation and maintenance	85	87	186	165
Amortization of recoverable transition costs	59	57	128	128
Depreciation	27	27	55	53
Taxes, other than income	43	38	90	69

Total	625	610	1,376	1,281

Operating Income	99	51	167	153

Other Income - net	6		10	1

Interest Expense	42	47	93	96

Interest Expense with Affiliate	3		5

Income Before Income Taxes	60	4	79	58

Income Taxes	24	1	27	21

Income Before Dividends on Preferred Stock	36	3	52	37

Dividends on Preferred Stock			1	1

Income Available to PPL Corporation	$36	$3	$51	$36

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Six Months Ended June 30,

	2005	2004

Net Cash Provided by Operating Activities	$174	$185

Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(85)	(98)
Purchases of auction rate securities		(50)
Proceeds from the sale of auction rate securities	10	50
Net (increase) decrease in restricted cash	(53)	6
Other investing activities	2	1

Net cash used in investing activities	(126)	(91)

Cash Flows from Financing Activities
Issuance of long-term debt	224
Retirement of long-term debt	(380)	(271)
Payment of preferred dividends	(1)	(1)
Payment of common dividends to PPL Corporation	(26)	(2)
Net increase in short-term debt	45	65
Other financing activities	(6)	(8)

Net cash used in financing activities	(144)	(217)

Net Decrease in Cash and Cash Equivalents	(96)	(123)
Cash and Cash Equivalents at Beginning of Period	151	162

Cash and Cash Equivalents at End of Period	$55	$39

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEET
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	June 30, 2005	December 31, 2004
Assets

Current Assets
Cash and cash equivalents	$55	$151
Restricted cash	97	42
Accounts receivable (less reserve: 2005, $22; 2004, $18)	203	179
Unbilled revenues	141	148
Accounts receivable from affiliates	11	17
Note receivable from affiliate	300	300
Prepayments	72	6
Prepayment on PLR energy supply from affiliate	12	12
Other	80	66

	971	921

Property, Plant and Equipment - net
Electric plant in service
Transmission and distribution	2,428	2,404
General	217	220

	2,645	2,624
Construction work in progress	38	29

Electric plant	2,683	2,653
Other property	4	4

	2,687	2,657
Regulatory and Other Noncurrent Assets
Recoverable transition costs	1,305	1,431
Intangibles	115	117
Prepayment on PLR energy supply from affiliate	40	46
Other	358	354

	1,818	1,948

	$5,476	$5,526

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEET
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	June 30, 2005	December 31, 2004
Liabilities and Equity

Current Liabilities
Short-term debt	$87	$42
Long-term debt	477	336
Accounts payable	41	39
Accounts payable to affiliates	131	168
Taxes	66	46
Collateral on PLR energy supply from affiliate	300	300
Other	138	98

	1,240	1,029

Long-term Debt	1,913	2,208

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes and investment tax credits	784	776
Other	190	190

	974	966

Commitments and Contingent Liabilities

Preferred Stock without Sinking Fund Requirements	51	51

Shareowner's Common Equity
Common stock	1,476	1,476
Additional paid-in capital	361	361
Treasury stock	(912)	(912)
Earnings reinvested	380	354
Capital stock expense and other	(7)	(7)

	1,298	1,272

	$5,476	$5,526

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

Combined Notes to Condensed Consolidated Financial Statements

Terms and abbreviations appearing in Combined Notes to Condensed Consolidated Financial Statements are explained in the glossary. Dollars are in millions, except per share data, unless otherwise noted.

1.	Interim Financial Statements

(PPL, PPL Energy Supply and PPL Electric)

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments (including normal, recurring accruals) considered necessary for a fair presentation in accordance with accounting principles generally accepted in the U.S. are reflected in the condensed consolidated financial statements. The Balance Sheet as of December 31, 2004, is derived from each Registrant's 2004 audited Balance Sheet. The financial statements and notes thereto should be read in conjunction with the financial statements and notes contained in each Registrant's 2004 Form 10-K. The results of operations for the three and six months ended June 30, 2005, are not necessarily indicative of the results to be expected for the full year ending December 31, 2005, or other future periods, because results for interim periods can be disproportionately influenced by various factors and developments and seasonal variations.

Certain amounts in the June 30, 2004, and December 31, 2004, financial statements have been reclassified to conform to the presentation in the June 30, 2005, financial statements. The reclassification of operating losses of the Sundance plant from certain line items on the Statement of Income to "Loss from Discontinued Operations" is the most significant reclassification. See Note 8 for further discussion.

2.	Summary of Significant Accounting Policies

The following accounting policy disclosures represent updates to the "Summary of Significant Accounting Policies" Note in each Registrant's 2004 Form 10-K.

Depreciation (PPL and PPL Energy Supply)

PPL subsidiaries periodically review the useful lives of their fixed assets. In light of significant planned environmental capital expenditures, PPL Generation conducted studies of the useful lives of Montour Units 1 and 2 and Brunner Island Unit 3 during the first quarter of 2005. Based on these studies, the useful lives of these units were extended from 2025 to 2035, effective January 1, 2005. The effect of this change for the three and six months ended June 30, 2005, was to increase net income, as a result of lower depreciation, by approximately $1 million and $3 million.

In the second quarter of 2005, PPL Generation conducted additional studies of the useful lives of certain eastern fossil-fuel and hydroelectric generation plants. The most significant change related to the useful lives of Brunner Island Units 1 and 2 and Martins Creek Units 3 and 4, which were extended from 2025 to 2035. Effective July 1, 2005, PPL Generation implemented the new useful lives for all generation assets included in the study.

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

In SFAS 123 (revised 2004), "Share-Based Payment," the FASB provided additional guidance on the requirement to accelerate expense recognition for employees who are at or near retirement age and who are under a plan that allows for accelerated vesting upon an employee's retirement. Such guidance is relevant to prior accounting for stock-based compensation under other accounting guidance. PPL's stock-based compensation plans allow for accelerated vesting upon an employee's retirement. Thus, for employees who are retirement eligible when stock-based awards are granted, PPL will recognize the expense immediately. For employees who are not retirement eligible when stock-based awards are granted, PPL will amortize the awards over the shorter of the vesting period or the period up to the employee's attainment of retirement age. Retirement eligible has been defined by PPL as the early retirement age of 55. See Note 16 for a discussion of SFAS 123 (revised 2004).

(PPL)

In the first quarter of 2005, PPL recorded a charge of approximately $10 million after tax, or $0.06 per share, to accelerate stock-based compensation expense for retirement-eligible employees. Approximately $5 million of the after-tax total, or $0.03 per share, was related to periods prior to 2005. The prior period amounts were not material to previously issued financial statements.

(PPL Energy Supply)

In the first quarter of 2005, PPL Energy Supply recorded a charge of approximately $7 million after tax to accelerate stock-based compensation expense for retirement-eligible employees. Approximately $3 million of the after-tax total was related to periods prior to 2005. The prior period amounts were not material to previously issued financial statements.

(PPL Electric)

In the first quarter of 2005, PPL Electric recorded a charge of approximately $3 million after tax to accelerate stock-based compensation expense for retirement-eligible employees. Approximately $2 million of the after-tax total was related to periods prior to 2005. The prior period amounts were not material to previously issued financial statements.

New Accounting Standards (PPL, PPL Energy Supply and PPL Electric)

See Note 16 for information on new accounting standards pending adoption.

3.	Segment and Related Information

(PPL and PPL Energy Supply)

See the "Segment and Related Information" Note in each Registrant's 2004 Form 10-K for a discussion of reportable segments. As of June 30, 2005, there were no changes to the reportable segments except that the segments were renamed to more specifically describe their businesses. The reportable segments are now Supply, International Delivery (formerly International) and Pennsylvania Delivery (formerly Delivery).

Financial data for the segments are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

PPL	2005	2004	2005	2004

Income Statement Data

Revenues from external customers

Supply	$447	$436	$878	$853

International Delivery	303	272	614	568

Pennsylvania Delivery	726	653	1,584	1,459

	1,476	1,361	3,076	2,880

Intersegment revenues

Supply	363	346	779	756

Pennsylvania Delivery	34	39	72	78

Net Income

Supply (a)	40	80	126	169

International Delivery (b)	54	66	116	114

Pennsylvania Delivery	34	2	54	42

	$128	$148	$296	$325

PPL	June 30, 2005	December 31, 2004

Balance Sheet Data

Total assets

Supply	$6,626	$6,673

International Delivery	5,140	5,390

Pennsylvania Delivery	5,661	5,698

	$17,427	$17,761

	Three Months Ended June 30,		Six Months Ended June 30,

PPL Energy Supply	2005	2004	2005	2004

Income Statement Data

Revenues from external customers

Supply	$804	$777	$1,644	$1,599

International Delivery	303	272	614	568

	1,107	1,049	2,258	2,167

Net Income

Supply (a)	50	91	143	189

International Delivery (b)	54	66	116	114

	$104	$157	$259	$303

PPL Energy Supply	June 30, 2005	December 31, 2004

Balance Sheet Data

Total assets

Supply	$7,009	$7,094

International Delivery	5,140	5,390

	$12,149	$12,484

(a)	2005 includes the loss on the sale and operating results of the Sundance plant that are recorded in "Loss from Discontinued Operations." See Note 8 for additional information.
(b)
2004 includes the operating results of a Latin American telecommunications company, as well as an insignificant write-down of its net assets, that are recorded in "Loss from Discontinued Operations." See Note 8 for additional information.

4.	Earnings Per Share

(PPL)

Basic EPS is calculated using the weighted-average number of common shares outstanding during the period. Diluted EPS is calculated using weighted-average shares outstanding that are increased for additional shares that would be outstanding if potentially dilutive securities were converted to common stock. Potentially dilutive securities consist of:

•	stock options, restricted stock and restricted stock units granted under the incentive compensation plans;
•	stock units representing common stock granted under the directors compensation programs;
•	common stock purchase contracts that were a component of the PEPS Units and PEPS Units, Series B; and
•	convertible senior notes.

The basic and diluted EPS calculations, and the reconciliation of the shares (in thousands) used in the calculations, are shown below:

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Income (Numerator)

Income from continuing operations	$177	$155	$347	$337

Loss from discontinued operations (net of income taxes)	49	7	51	12

Net Income	$128	$148	$296	$325

Shares (Denominator)

Shares for Basic EPS	189,626	182,962	189,317	180,437

Add incremental shares:

Convertible Senior Notes	911		748

Stock options and other share-based awards	1,140	562	1,085	585

Shares for Diluted EPS	191,677	183,524	191,150	181,022

Basic EPS

Income from continuing operations	$0.93	$0.85	$1.83	$1.87

Loss from discontinued operations (net of income taxes)	0.26	0.04	0.27	0.07

Net Income	$0.67	$0.81	$1.56	$1.80

Diluted EPS

Income from continuing operations	$0.92	$0.85	$1.81	$1.86

Loss from discontinued operations (net of income taxes)	0.25	0.04	0.26	0.06

Net Income	$0.67	$0.81	$1.55	$1.80

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

In May 2003, PPL Energy Supply issued $400 million of 2-5/8% Convertible Senior Notes due 2023. Based on the terms at the time of issuance, the Convertible Senior Notes could be settled entirely in cash or shares of PPL common stock. The notes were modified in November 2004 to require cash settlement of the principal amount, permit settlement of any conversion premium in cash or stock and eliminate a provision that required settlement in stock in the event of default. These modifications were made in response to the FASB's ratification in October 2004 of EITF Issue 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share," as well as other anticipated rules relating to EPS. EITF Issue 04-8 requires contingently convertible instruments to be included in diluted EPS. It also requires restatement of prior-period diluted EPS, in certain circumstances, based upon the terms of the contingently convertible instruments as of the date of adoption, which was December 31, 2004, for PPL.

Based upon the current conversion rate of 20.1106 shares per $1,000 principal of notes, the Convertible Senior Notes will have a dilutive impact when the average market price of PPL common stock exceeds the conversion price of $49.73. The Convertible Senior Notes did not have a dilutive impact on EPS for the three and six months ended June 30, 2004.

The maximum number of shares that could potentially be issued to settle the conversion premium, based upon the current conversion rate, is 8,044,240 shares. Based on PPL's common stock price at June 30, 2005, the conversion premium equated to 1,307,965 shares, or approximately $78 million.

The following number of stock options to purchase PPL common shares were excluded in the periods' computations of diluted EPS because the effect would have been antidilutive.

	Three Months Ended June 30,		Six Months Ended June 30,

(Thousands of Shares)	2005	2004	2005	2004

Antidilutive stock options		1,153	402	1,526

See Note 17 for a discussion of PPL's 2-for-1 stock split to be completed in August 2005.

5.	Income Taxes

(PPL, PPL Energy Supply and PPL Electric)

Reconciliations of effective income tax rates are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

PPL	2005	2004	2005	2004

Reconciliation of Income Tax Expense

Indicated federal income tax on Income from Continuing Operations Before Income Taxes, Minority Interest and Dividends on Preferred Stock at statutory tax rate - 35%	$76	$65	$148	$156

Increase (decrease) due to:

State income taxes	3	(3)	2	2

Amortization of investment tax credit	(2)	(2)	(5)	(5)

Difference related to income recognition of foreign affiliates (net of foreign income taxes)	(10)	(15)	(20)	(18)

Federal income tax credits	(30)	(15)	(54)	(29)

Other	1		1	(1)

	(38)	(35)	(76)	(51)

Total income tax expense	$38	$30	$72	$105

Effective income tax rate	17.5%	16.0%	17.0%	23.5%

PPL Energy Supply

Reconciliation of Income Tax Expense

Indicated federal income tax on Income from Continuing Operations Before Income Taxes and Minority Interest at statutory tax rate - 35%	$59	$71	$125	$144

Decrease due to:

State income taxes	(3)	(1)	(4)

Amortization of investment tax credit	(2)	(2)	(4)	(4)

Difference related to income recognition of foreign affiliates (net of foreign income taxes)	(10)	(15)	(20)	(18)

Federal income tax credits	(30)	(15)	(54)	(29)

Other		(1)	(1)	(1)

	(45)	(34)	(83)	(52)

Total income tax expense	$14	$37	$42	$92

Effective income tax rate	8.3%	18.2%	11.8%	22.4%

	Three Months Ended June 30,		Six Months Ended June 30,

PPL Electric	2005	2004	2005	2004

Reconciliation of Income Tax Expense

Indicated federal income tax on Income Before Income Taxes at statutory tax rate - 35%	$21	$1	$28	$20

Increase (decrease) due to:

State income taxes		(1)		2

Amortization of investment tax credit			(1)	(1)

Change in tax reserves	1		(1)

Other	2	1	1

	3		(1)	1

Total income tax expense	$24	$1	$27	$21

Effective income tax rate	40.0%	25.0%	34.2%	36.2%

(PPL and PPL Energy Supply)

In October 2004, President Bush signed the American Jobs Creation Act of 2004 (the Act). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. During the second quarter of 2005, PPL concluded that it does not anticipate repatriating foreign earned income subject to the Act.

The Act also provides, beginning in 2005, a tax deduction from income for certain qualified domestic production activities. FSP FAS 109-1, "Application of FASB Statement No. 109, 'Accounting for Income Taxes', to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004," specifies that this tax deduction will be treated as a special deduction and not as a tax rate reduction. During the first quarter of 2005, the Treasury Department and the IRS issued interim guidance related to the tax deduction. Based on the interim guidance, PPL and PPL Energy Supply estimate a tax benefit for the year 2005 of approximately $3 million.

6.	Comprehensive Income

(PPL and PPL Energy Supply)

The after-tax components of comprehensive income are:

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

PPL

Net Income	$128	$148	$296	$325

Other comprehensive income (loss):

Foreign currency translation adjustments	(55)	(29)	(39)	50

Sale of CEMAR - currency translation adjustment		(4)		(4)

Sale of CGE - currency translation adjustment				10

Unrealized gain (loss) on available-for-sale securities	5	(1)		(4)

Unrealized gain (loss) on qualifying derivatives	(14)	7	(80)	(29)

Total other comprehensive income (loss)	(64)	(27)	(119)	23

Comprehensive Income	$64	$121	$177	$348

PPL Energy Supply

Net Income	$104	$157	$259	$303

Other comprehensive income (loss):

Foreign currency translation adjustments	(55)	(29)	(39)	50

Sale of CEMAR - currency translation adjustment		(4)		(4)

Sale of CGE - currency translation adjustment				10

Unrealized gain (loss) on available-for-sale securities	4	(1)	(1)	(4)

Unrealized loss on qualifying derivatives	(13)	(4)	(79)	(37)

Total other comprehensive income (loss)	(64)	(38)	(119)	15

Comprehensive Income	$40	$119	$140	$318

(PPL Electric)

PPL Electric's comprehensive income approximates net income.

7.	Credit Arrangements and Financing Activities

Credit Arrangements

(PPL, PPL Energy Supply and PPL Electric)

PPL Energy Supply and PPL Electric maintain credit facilities in order to enhance liquidity and provide credit support, and as a credit back-stop to their respective commercial paper programs. In June 2005, PPL Electric extended to June 2010 its $200 million five-year facility originally set to expire in 2009. PPL Electric also maintains a $100 million three-year credit facility maturing in June 2006. Also in June 2005, PPL Energy Supply extended to June 2010 its $800 million five-year facility originally set to expire in 2009 and entered into a new $600 million five-year credit facility expiring in June 2010, which replaced its $300 million three-year facility due to expire in 2006. At June 30, 2005, no cash borrowings were outstanding under any credit facilities of PPL Electric or PPL Energy Supply. Both PPL Electric and PPL Energy Supply have the ability to cause the lenders under their respective facilities to issue letters of credit. At June 30, 2005, PPL Electric had no letters of credit outstanding under its credit facilities, and PPL Energy Supply had $229 million of letters of credit outstanding under its credit facilities.

(PPL and PPL Energy Supply)

WPD (South West) maintains three committed credit facilities: a £100 million 364-day facility expiring in October 2005, a £150 million three-year facility expiring in October 2007, and a £150 million five-year facility expiring in October 2009. WPD (South West) also has uncommitted credit facilities of £35 million. The balance outstanding under the WPD (South West) credit facilities at June 30, 2005, was £41 million (approximately $75 million at current exchange rates).

WPD also has a £3 million uncommitted borrowing line, which has £1 million (approximately $2 million at current exchange rates) of letters of credit outstanding.

In March 2005, PPL Energy Supply entered into a 364-day reimbursement agreement with a bank for the purpose of issuing letters of credit. Under the agreement, PPL Energy Supply can cause the bank to issue up to $200 million of letters of credit. As of June 30, 2005, there were $199 million letters of credit outstanding under this agreement.

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

Financing Activities

(PPL)

In April 2005, PPL Capital Funding retired all $320 million of its 7-3/4% Medium-term Notes due April 2005 upon maturity. The funds for the retirement were primarily obtained from PPL Energy Supply's August 2004 issuance of $300 million of 5.40% Senior Notes maturing in August 2014.

In July 2005, PPL Capital Funding retired $142 million of its 7.29% Subordinated Notes due May 2006 at a market value of $145 million. PPL will record a loss of $3 million related to this transaction in the third quarter of 2005.

(PPL and PPL Energy Supply)

In December 2004, WPD borrowed £108 million (approximately $208 million at December 2004 exchange rates) under its credit facilities to retire $178 million of 6.75% Unsecured Bonds due December 2004 and settle the related $30 million cross-currency swap. The total amount is included on the Statement of Cash Flows as "Retirement of long-term debt." This bond retirement was recorded in January 2005, due to the one-month reporting lag.

At June 30, 2005, PPL Energy Supply had no commercial paper outstanding under its commercial paper program.

During the six months ended June 30, 2005, PPL Energy Supply distributed $119 million to its parent company.

(PPL and PPL Electric)

At June 30, 2005, $111 million of accounts receivable and $122 million of unbilled revenue were pledged under the credit agreement related to PPL Electric's participation in an asset-backed commercial paper program. Also at this date, there was $87 million of short-term debt outstanding under the credit agreement at an interest rate of 3.2%, $42 million of which was being used to cash collateralize letters of credit issued on PPL Electric's behalf. At June 30, 2005, based on the accounts receivable and unbilled revenue pledged, an additional $50 million was available for borrowing. PPL Electric's sale to its subsidiary of the accounts receivable and unbilled revenue is an absolute sale of the assets, and PPL Electric does not retain an interest in these assets. However, for financial reporting purposes, the subsidiary's financial results are consolidated in PPL Electric's financial statements.

During the six months ended June 30, 2005, PPL Transition Bond Company made principal payments on transition bonds of $141 million.

At June 30, 2005, PPL Electric had no commercial paper outstanding under its commercial paper program.

In February 2005, the Lehigh County Industrial Development Authority (LCIDA) issued $116 million of 4.70% Pollution Control Revenue Refunding Bonds due 2029 on behalf of PPL Electric. The proceeds of the LCIDA bonds were used in March 2005 to refund the LCIDA's $116 million of 6.40% Pollution Control Revenue Refunding Bonds due 2029, previously issued on behalf of PPL Electric. A $2 million premium was paid to redeem these bonds, which is reflected in "Other Noncurrent Assets" and will be amortized over the life of the new debt, together with remaining unamortized deferred financing fees.

In May 2005, the LCIDA issued $108 million of 4.75% Pollution Control Revenue Refunding Bonds due 2027 on behalf of PPL Electric. The proceeds of these LCIDA bonds were used in June 2005 to refund the LCIDA's $53 million of 5.50% Pollution Control Revenue Refunding Bonds due 2027 and the remaining proceeds were used in August 2005 to refund the LCIDA's $55 million of 6.15% Pollution Control Revenue Refunding Bonds due 2029, previously issued on behalf of PPL Electric. A $1 million premium was paid as part of the June 2005 bond redemption, which is reflected in "Other Noncurrent Assets" and will be amortized over the life of the new debt, together with remaining unamortized deferred financing fees.

In connection with the issuance of each of these new series of LCIDA bonds, PPL Electric entered into a loan agreement with the LCIDA pursuant to which the LCIDA has loaned to PPL Electric the proceeds of the LCIDA bonds on payment terms that correspond to the LCIDA bonds. The scheduled principal and interest payments on the LCIDA bonds are insured. In order to secure its obligations to the insurance provider, PPL Electric issued $224 million aggregate principal amount of its Senior Secured Bonds (under its 2001 Senior Secured Bond Indenture), which also have payment terms that correspond to the LCIDA bonds.

In April 2005, PPL Electric retired all $69 million of its 6-1/2% First Mortgage Bonds due April 2005 at par value.

In July 2005, PPL Electric executed a bond purchase agreement with certain institutional buyers in the private placement market to sell $200 million of Senior Secured Bonds. Subject to customary closing conditions, the bonds will be issued on or about December 20, 2005, in two tranches: $100 million of bonds maturing in December 2015 with a coupon of 4.95%, and $100 million of bonds maturing in December 2020 with a coupon of 5.15%. PPL Electric intends to use the proceeds from the bonds to refund existing Senior Secured Bonds and/or First Mortgage Bonds and/or for general corporate purposes.

Dividends (PPL)

In February 2005, PPL announced an increase to its quarterly common stock dividend, payable April 1, 2005, to 46 cents per share. See Note 17 for additional information on an announcement in August 2005 to further increase the quarterly stock dividend.

8.	Acquisitions, Development and Divestitures

Domestic Generation Projects (PPL and PPL Energy Supply)

In 2003, PPL Maine entered into an agreement in principle with a coalition of government agencies and private groups to sell three of its nine hydroelectric dams in Maine. The parties reached a final agreement in 2004 and submitted it to the FERC for approval. Under the agreement, a non-profit organization designated by the coalition would have a five-year option to purchase the dams for approximately $25 million, and PPL Maine would receive rights to increase energy output at its other hydroelectric dams in Maine. The coalition has announced plans to remove or bypass the dams subject to the agreement in order to restore runs of Atlantic salmon and other migratory fish to the Penobscot River. The agreement requires several approvals by the FERC, and PPL cannot predict whether or when all of these regulatory approvals will be obtained.

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

In August 2002, ANEEL authorized an administrative intervention in CEMAR and fully assumed operational and financial control of the company. The intervener appointed by ANEEL initiated efforts to transfer the ownership interest in CEMAR to a new owner. Since PPL Global no longer controlled or managed CEMAR, it deconsolidated the assets and liabilities of CEMAR from its financial statements and stopped recording CEMAR's operating results at that time. Due to the inability to discharge their obligations under the continuing intervention, PPL-related officers and directors of CEMAR resigned from their respective positions in February 2003.
In April 2004, PPL Global transferred its interest in CEMAR to two companies controlled by a private equity fund managed by GP Investimentos, a Brazilian private equity firm. The sale resulted in a credit of approximately $23 million as a result of the reversal of the negative carrying value and the associated cumulative translation adjustment, which is included in "Other Income - net" on the Statement of Income.

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

Discontinued Operations (PPL and PPL Energy Supply)

Sale of Sundance Plant

In May 2005, a subsidiary of PPL Generation completed the sale of its 450 MW Sundance power plant located in Pinal County, Arizona, to Arizona Public Service Company for approximately $190 million in cash. Proceeds from the sale were used to reduce PPL's and PPL Energy Supply's outstanding debt and improve liquidity. The book value of the plant was approximately $260 million on the sale date. The subsidiary recorded a loss on the sale of approximately $47 million, or $0.24 per share, net of a tax benefit of $26 million. The loss on the sale is reflected as "Loss from Discontinued Operations," along with operating losses of the Sundance plant of approximately $2 million and $4 million for the three and six months ended June 30, 2005, and $6 million and $10 million for the three and six months ended June 30, 2004. At December 31, 2004, the Sundance plant had a book value of $263 million, and was recorded in "Electric plant in service - Generation" on the Balance Sheet. The plant had been included in the total assets of the Supply segment prior to the sale.

Sale of Latin American Telecommunications Company

In December 2003, PPL Global's Board of Managers authorized PPL Global to sell its investment in a Latin American telecommunications company, and approved a plan of sale. It was determined that this non-strategic business was not economically viable. PPL Global sold this investment to local management for a nominal amount in June 2004. The operating results of the Latin American telecommunications company, which were a loss of approximately $1 million and $2 million for the three and six months ended June 30, 2004, as well as an insignificant write-down of its net assets, are reflected as "Loss from Discontinued Operations" on the Statement of Income.

Other (PPL)

In June 2004, a PPL subsidiary evaluated its investment in a technology supplier for impairment. As a result of the evaluation, the subsidiary recorded an impairment charge of approximately $10 million pre-tax, which is included in "Other Income - net" on the Statement of Income.

9.	Commitments and Contingent Liabilities

Energy Purchases, Energy Sales and Other Commitments

Energy Purchase Commitments (PPL, PPL Energy Supply and PPL Electric)

PPL and PPL Energy Supply enter into long-term purchase contracts to supply the fuel requirements for generation facilities. These include contracts to purchase coal, natural gas, oil and uranium. These contracts extend for terms through 2019. PPL and PPL Energy Supply also enter into long-term contracts for the storage and transport of natural gas. These contracts extend through 2014 and 2032, respectively. Additionally, PPL Energy Supply enters into long-term contracts to purchase power to meet load requirements and emissions allowances for its generation facilities. These contracts extend for terms through April 2010.

PPL Energy Supply entered into long-term power purchase agreements with two wind project developers to purchase the full output of their facilities when they begin commercial operation. One of the power purchase agreements is for 100 MW and extends for a term of 15 years, and the project is expected to be in service in 2006. The other agreement is for 20 MW and extends for a term of 20 years, and the project is expected to be in service by the end of 2005.

As part of the purchase of generation assets from Montana Power, PPL Montana assumed a power purchase agreement, which was still in effect at June 30, 2005. In accordance with purchase accounting guidelines, PPL Montana recorded a liability of $58 million as the estimated fair value of the agreement at the acquisition date. The liability is being reduced over the term of the agreement, through 2010, as an adjustment to "Energy purchases" on the Statement of Income. The unamortized balance of the liability related to the agreement at June 30, 2005, was $50 million and is included in "Deferred Credits and Other Noncurrent Liabilities - Other" on the Balance Sheet.

Liability for Above Market NUG Contracts

In 1998, PPL Electric recorded a loss accrual for above market contracts with NUGs of $854 million, due to its generation business being deregulated. Effective January 1999, PPL Electric began reducing this liability as an offset to "Energy purchases" on the Statement of Income. This reduction is based on the estimated timing of the purchases from the NUGs and projected market prices for this generation. The final existing NUG contract expires in 2014. In connection with the corporate realignment in 2000, the remaining balance of this liability was transferred to PPL EnergyPlus. At June 30, 2005, the remaining liability associated with the above market NUG contracts was $242 million.

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

As part of the purchase of generation assets from Montana Power, PPL Montana assumed a power sales agreement, which is still in effect at June 30, 2005. In accordance with purchase accounting guidelines, PPL Montana recorded a liability of $7 million as the estimated fair value of the agreement at the acquisition date. The agreement was re-evaluated under DIG Issue C20, "Scope Exceptions: Interpretation of the Meaning of Not Clearly and Closely Related in Paragraph 10(b) Regarding Contracts with a Price Adjustment Feature," which changed its fair value and reclassified it as a derivative instrument. The current liability balance is $6 million as of June 30, 2005.

On July 1, 2002, PPL EnergyPlus began to sell to NorthWestern an aggregate of 450 MW of energy supplied by PPL Montana. Under two five-year agreements, PPL EnergyPlus is supplying 300 MW of around-the-clock electricity and 150 MW of unit-contingent on-peak electricity. PPL Montana also makes short-term energy sales to NorthWestern.

In April 2003, the Maryland Public Service Commission authorized the competitive provision of the Standard Offer Service (SOS) to allow utilities to procure SOS for customers through the competitive selection of wholesale supply. In March 2004, PPL EnergyPlus was awarded an 11-month fixed-price SOS contract for customer load (approximately 60 MW) for Potomac Electric Power Company. This contract commenced in July 2004 and expired in May 2005.

As a result of New Jersey's Electric Discount and Energy Competition Act, the New Jersey Board of Public Utilities authorized and made available to power suppliers, on a competitive basis, the opportunity to provide Basic Generation Service (BGS) to all non-shopping New Jersey customers. In February 2003, PPL EnergyPlus was awarded a 34-month fixed-price BGS contract for a fixed percentage of customer load (approximately 1,000 MW) for Atlantic City Electric Company, Jersey Central Power & Light Company and Public Service Electric & Gas Company. This contract commenced in August 2003. In February 2004, PPL EnergyPlus was awarded a 12-month hourly energy price supply BGS contract for a fixed percentage of customer load (approximately 450 MW) for Atlantic City Electric Company, Jersey Central Power & Light Company and Public Service Electric & Gas Company. These contracts commenced in June 2004 and expired in May 2005. In the first quarter of 2005, PPL EnergyPlus was awarded a portion of the Commercial Industrial Energy Pricing tranche, which will amount to approximately 85 MW after expected shopping. These contracts commenced in June 2005.

In January 2004, PPL EnergyPlus began supplying 12.5% of Connecticut Light & Power Company's Transitional Standard Offer load under a three-year fixed-price contract. During peak hours, PPL EnergyPlus' obligation to supply the Transitional Standard Offer load may reach 625 MW.

PPL Montana Hydroelectric License Commitments (PPL and PPL Energy Supply)

PPL Montana has 11 hydroelectric facilities and one storage reservoir licensed by the FERC pursuant to the Federal Power Act under long-term licenses that expire in 2035 and 2040. Pursuant to Section 8(e) of the Federal Power Act, the FERC approved the transfer from Montana Power to PPL Montana of all pertinent licenses and any amendments in connection with the Montana APA.

The Kerr Dam Project license was jointly issued by the FERC to Montana Power and the Confederated Salish and Kootenai Tribes of the Flathead Reservation in 1985, and required Montana Power to hold and operate the project for 30 years. The license required Montana Power, and subsequently PPL Montana as a result of the purchase of the Kerr Dam from Montana Power, to continue to implement a plan to mitigate the impact of the Kerr Dam on fish, wildlife and the habitat. Under this arrangement, PPL Montana has a remaining commitment to spend approximately $20 million between 2005 and 2015, at which point the tribes have the option to purchase, hold and operate the project.

PPL Montana entered into two Memorandums of Understanding (MOUs) with state, federal and private entities related to the issuance in 2000 of the FERC renewal license for the nine dams for the Missouri-Madison project. The MOUs require PPL Montana to implement plans to mitigate the impact of its projects on fish, wildlife and the habitat, and to increase recreational opportunities. The MOUs were created to maximize collaboration between the parties and possibilities for matching funds from relevant federal agencies. Under this arrangement, PPL Montana has a remaining commitment to spend approximately $27 million between 2005 and 2040.

Legal Matters

(PPL, PPL Energy Supply and PPL Electric)

PPL and its subsidiaries are involved in numerous legal proceedings, claims and litigation in the ordinary course of business. PPL and its subsidiaries cannot predict the outcome of such matters, or whether such matters may result in material liabilities.

Montana Power Shareholders' Litigation (PPL and PPL Energy Supply)

In August 2001, a purported class-action lawsuit was filed by a group of shareholders of Montana Power against Montana Power, the directors of Montana Power, certain advisors and consultants of Montana Power and PPL Montana. The plaintiffs allege, among other things, that Montana Power was required to, and did not, obtain shareholder approval of the sale of Montana Power's generation assets to PPL Montana in 1999. Although most of the claims in the complaint are against Montana Power, its board of directors, and its consultants and advisors, two claims are asserted against PPL Montana. In the first claim, plaintiffs seek a declaration that because Montana Power shareholders did not vote on the 1999 sale of generating assets to PPL Montana, that sale "was null and void ab initio." The second claim alleges that PPL Montana was privy to and participated in a strategy whereby Montana Power would sell its generation assets to PPL Montana without first obtaining Montana Power shareholder approval, and that PPL Montana has made net profits in excess of $100 million as the result of this alleged illegal sale. In the second claim, plaintiffs request that the court impose a "resulting and/or constructive trust" on both the generation assets themselves and all profits, plus interest on the amounts subject to the trust. This lawsuit is currently pending in the U.S. District Court of Montana, Butte Division. In July 2004, the plaintiffs notified the District Court that the parties had reached an oral partial settlement of the case that would result in the dismissal of PPL Montana as a defendant, and in January 2005 a global settlement agreement was filed with the District Court along with a motion to approve the agreement. Under the terms of the global settlement agreement, the plaintiffs' claims against PPL Montana would be dismissed and PPL Montana would not have to pay any amounts to the plaintiffs. In April 2005, the District Court provided the parties to the global settlement agreement additional time to engage in further discussions and file with the court a more comprehensive form of agreement. These additional discussions have not yet resulted in a more comprehensive agreement, and it is possible that the District Court may order a resumption of the litigation schedule for this matter if a more comprehensive agreement is not reached. Any agreement reached by the parties must be approved by the District Court. PPL and PPL Energy Supply cannot predict the outcome of this matter.

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

In May 2005, PPL Montana and NorthWestern reached an agreement in principle pursuant to which each of the parties will withdraw its claims in this litigation. Under the terms of this agreement, NorthWestern will retain the CTS and PPL Montana will pay NorthWestern $9 million. PPL and PPL Energy Supply recognized an after-tax charge of approximately $6 million (or $0.03 per share for PPL) in the first quarter of 2005 for a loss contingency related to this matter. The settlement of this matter is subject to the parties' execution of a final agreement and the satisfaction of the terms and conditions of any such agreement, and PPL cannot be certain whether or when the parties will reach a final agreement. In July 2005, the Montana federal district court granted PPL Montana and NorthWestern until August 12, 2005, to notify the court whether a settlement agreement has been executed and filed with the Delaware bankruptcy court.

If a final agreement between the parties is not reached, the trial for this matter is expected to commence in the Montana federal district court in late-2005. PPL and PPL Energy Supply cannot be certain of the outcome of this matter.

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

Regulatory Issues

California ISO and Western Markets (PPL and PPL Energy Supply)

Through its subsidiaries, PPL made approximately $18 million of sales to the California ISO during the period from October 2000 through June 2001, of which $17 million has not been paid to PPL subsidiaries. Given the myriad of electricity supply problems presently faced by the California electric utilities and the California ISO, PPL cannot predict whether or when it will receive payment. As of June 30, 2005, PPL has fully reserved for possible underrecoveries of payments for these sales.

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

PJM Capacity Litigation (PPL, PPL Energy Supply and PPL Electric)

In December 2002, PPL was served with a complaint against PPL, PPL EnergyPlus and PPL Electric filed in the U.S. District Court for the Eastern District of Pennsylvania by a group of 14 Pennsylvania boroughs that apparently alleges, among other things, violations of the federal antitrust laws in connection with the pricing of installed capacity in the PJM daily market during the first quarter of 2001. These boroughs were wholesale customers of PPL Electric. The claims of the boroughs are similar to those previously alleged by a single borough in litigation brought in the same court that is still pending. In addition, in November 2003, PPL and PPL EnergyPlus were served with a complaint which was filed in the same court by Joseph Martorano, III (d/b/a ENERCO), that also alleges violations of the federal antitrust laws in early 2001. The complaint indicates that ENERCO provides consulting and energy procurement services to clients in Pennsylvania and New Jersey. In September 2004, this complaint was dismissed by the District Court, and in June 2005, the U.S. Court of Appeals for the Third Circuit denied the plaintiff's appeal.

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

In April 2003, the FERC issued a white paper describing certain modifications to the proposed rule. The FERC requested comments and held numerous public comment sessions concerning the white paper. In July 2005, the FERC terminated the proposed rule based on its conclusion that the objectives of the proposed rule had been overtaken by other events in the industry, such as the continuing development of voluntary ISOs and RTOs.

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

Wallingford Cost-Based Rates (PPL and PPL Energy Supply)

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

In addition, Section 29 provides for the phase-out of the synthetic fuel tax credit when the reference price for crude oil, as adjusted for inflation, exceeds a certain threshold. The reference price is published by the IRS annually in April for the prior year and is calculated based on the annual average wellhead price per barrel for all unregulated domestic crude oil. The average reference price for crude oil in 2004 was $36.75 per barrel, significantly below the phase-out level. Accordingly, the tax credit phase-out did not impact results in 2004. Accounting for inflation, PPL estimates that the 2005 tax credit phase-out would start at about $52 per barrel and the tax credit would be totally eliminated at about $65 per barrel. Based on current market conditions, PPL currently does not expect any significant phase-out of the synthetic fuel tax credit for 2005. However, given the recent increases in and volatility of crude oil prices, PPL cannot predict the final average reference price for 2005 and a significant increase in oil prices could reduce the synthetic fuel tax credit and adversely impact PPL's 2005 earnings. In 2005, PPL has entered into transactions to hedge against the increases in and volatility of crude oil prices for 2006 and 2007, with the mark-to-market value of these hedges reflected in "Energy related businesses" revenues on the Statement of Income.

A PPL subsidiary owns and operates the Somerset facility. In November 2001, PPL received a private letter ruling from the IRS pursuant to which, among other things, the IRS concluded that the synthetic fuel produced at the Somerset facility qualifies for Section 29 tax credits. The Somerset facility uses the Covol technology to produce synthetic fuel, and the IRS issued the private letter ruling after its review and approval of that technology. In reliance on this private letter ruling, PPL has sold synthetic fuel produced at the Somerset facility resulting in an aggregate of approximately $237 million of tax credits as of June 30, 2005.

PPL owns a limited partnership interest in the entity that owns and operates the Tyrone facility. In April 2004, this entity received a private letter ruling from the IRS. Similar to its conclusions relating to the Somerset facility, the IRS concluded that the synthetic fuel to be produced at the Tyrone facility qualifies for Section 29 tax credits. In reliance on this private letter ruling, this entity has sold synthetic fuel produced at the Tyrone facility resulting in an aggregate of approximately $36 million of tax credits as of June 30, 2005. The Tyrone facility began commercial operation in the third quarter of 2004, after being relocated to Kentucky from Pennsylvania.

PPL also purchases synthetic fuel from unaffiliated third parties, at prices below the market price of coal, for use at its coal-fired power plants.

In October 2003, it was reported that the U.S. Senate Permanent Subcommittee on Investigations, of the Committee on Governmental Affairs, had begun an investigation of the synthetic fuel industry and its producers. That investigation is ongoing. PPL cannot predict when the investigation will be completed or the potential results of the investigation.

Energy Policy Act of 2005 (PPL, PPL Energy Supply and PPL Electric)

In July 2005, the U.S. Congress passed the Energy Policy Act of 2005 (the "2005 Energy Act"), which President Bush is expected to sign into law in early August 2005. The 2005 Energy Act is comprehensive legislation that will substantially affect the regulation of energy companies. The Act amends federal energy laws and provides the FERC with new oversight responsibilities. Among the important changes to be implemented as a result of this legislation are the following:

•
The Public Utility Holding Company Act of 1935, or PUHCA, will be repealed effective six months after the 2005 Energy Act is enacted. PUHCA significantly restricted mergers and acquisitions in the electric utility sector.

•	The FERC will appoint and oversee an electric reliability organization to establish and enforce mandatory reliability rules regarding the interstate electric transmission system.
•
The FERC will establish incentives for transmission companies, such as performance-based rates, recovery of the costs to comply with reliability rules and accelerated depreciation for investments in transmission infrastructure.

•	The Price Anderson Amendments Act of 1988, which provides the framework for nuclear liability protection, will be extended by twenty years to 2025.
•	Federal support will be available for certain clean coal power initiatives, nuclear power projects and renewable energy technologies.

The implementation of the 2005 Energy Act requires proceedings at the state level and the development of regulations by the FERC and the Department of Energy, as well as other federal agencies. PPL cannot predict when these proceedings and regulations will commence or be finalized.

PPL is still studying the legislation and its effects and cannot predict with certainty the impact on PPL and its subsidiaries.

Environmental Matters - Domestic

(PPL, PPL Energy Supply and PPL Electric)

Due to the environmental issues discussed below or other environmental matters, PPL subsidiaries may be required to modify, replace or cease operating certain facilities to comply with statutes, regulations and actions by regulatory bodies or courts. In this regard, PPL subsidiaries also may incur capital expenditures or operating expenses in amounts which are not now determinable, but could be significant.

Air (PPL and PPL Energy Supply)

The Clean Air Act deals, in part, with acid rain, attainment of federal ambient ozone standards, fine particulate matter standards and toxic air emissions and visibility in the U.S. PPL's subsidiaries are in substantial compliance with the Clean Air Act. Amendments to the Clean Air Act continue to be considered in the U.S. Congress that could require significant further reductions in emissions of nitrogen oxide and sulfur dioxide and reductions in emissions of mercury.

Citing its authority under the Clean Air Act, the EPA has developed new standards for ambient levels of ozone and fine particulates in the U.S. These standards have been upheld following court challenges. To facilitate attainment of these standards, the EPA has finalized a rule (now called the Clean Air Interstate Rule - CAIR) for 28 midwestern and eastern states, including Pennsylvania, to reduce national sulfur dioxide emissions by 40% (about 50% in the CAIR region) by 2010 and to extend the current seasonal program for nitrogen oxide emission reductions to a year-round program (in the CAIR region) starting in 2009. Starting in 2015, CAIR requires further reductions in sulfur dioxide and nitrogen oxide of 30% and 20%, respectively, from 2010 levels. CAIR allows these reductions to be achieved through cap-and-trade programs, and is consistent with the Bush administration's proposed amendments to the Clean Air Act, except that it applies to only the 28 states. Pennsylvania and Montana have not challenged CAIR, but the rule has been challenged by several states and environmental groups as not being sufficiently strict, and by industry petitioners as being too strict. In addition, several Canadian environmental groups have petitioned the EPA under the Clean Air Act to revise CAIR to require deeper reductions in sulfur dioxide and mercury.

In order to continue meeting existing sulfur dioxide reduction requirements of the Clean Air Act, PPL will need to use its banked sulfur dioxide allowances and to purchase additional allowances. Currently, PPL has enough allowances to cover expected consumption through 2006, but will experience shortfalls in some years after 2006. As a result and based on projected allowance prices, PPL plans to install sulfur dioxide scrubbers at its Montour Units 1 and 2 and Brunner Island Unit 3 by 2008. PPL also plans to install scrubbers at Brunner Island Units 1 and 2 during 2009. PPL's current installation plan for the scrubbers and other pollution control equipment from 2005 to 2010 reflects a cost of approximately $1.5 billion.

Also citing its authority under the Clean Air Act, the EPA has finalized mercury regulations that affect coal-fired plants. These regulations establish an emission trading program to take effect beginning January 2010, with a second phase to take effect in 2018. At the same time that it finalized these mercury regulations, the EPA determined that it currently does not need to regulate nickel emissions from oil-fired units. PPL is still assessing what measures it will need to take to comply with the mercury regulations. PPL expects that the scrubbers to be installed at Montour and Brunner Island will provide mercury removal co-benefits. However, PPL believes that it may need to take additional measures to comply with the 2010 requirements of the EPA's mercury regulations, and that it will need to take additional measures to comply with the 2018 requirements. The capital costs to PPL of complying with these new mercury regulations is not now determinable, but could be significant. Based on preliminary industry estimates, the costs are expected to exceed $150 million.

Pennsylvania and ten other states have challenged the new EPA mercury regulations in the D.C. Circuit Court of Appeals as not being sufficiently strict. The Pennsylvania Environmental Quality Board (PaEQB) has accepted a petition filed by PennFuture, an environmental organization, requesting the PaEQB to develop mercury rules that would require by 2008 a level of mercury reduction that would be more stringent than the level required by 2018 under the EPA's mercury regulations. In addition, the Ozone Transport Commission (consisting of Pennsylvania and 11 other states and the District of Columbia) has passed a resolution calling for reductions in sulfur dioxide, nitrogen oxide and mercury emissions that are more stringent than those under CAIR and the EPA's mercury regulations. The Pennsylvania DEP (which works with the PaEQB to develop Pennsylvania environmental regulations) has stated that it intends to develop mercury regulations that are more stringent than the EPA's regulations but different from those requested by PennFuture, and it also has indicated support for developing more stringent regulations for reductions in sulfur dioxide and nitrogen oxide. PPL and other energy companies and industry groups oppose state-specific regulations. PPL cannot predict whether more stringent regulations will be adopted in Pennsylvania or Montana. The additional costs to comply with any such regulations are not now determinable, but could be significant.

In addition to the above rules, the Clean Air Visibility Rule was issued by the EPA on June 15, 2005 to address regional haze or regionally-impaired visibility caused by multiple sources over a wide area. The rule defines Best Available Retrofit Technology (BART) requirements for electric generating units, including presumptive limits for sulfur dioxide and nitrogen oxide controls for large units. The EPA has stated that this rule will not require reductions in sulfur dioxide or nitrogen oxide beyond those required by CAIR. However, in states like Montana that are not within the CAIR region, the need for and costs of additional controls as a result of this new rule are not yet determinable, but could be significant.

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

In December 2003, PPL Montana, as operator of the Colstrip facility, received an Administrative Compliance Order (ACO) from the EPA pursuant to the Clean Air Act. The ACO alleges that Units 3 and 4 of the facility have been in violation of the Clean Air Act permit at Colstrip since 1980. The permit required Colstrip to submit for review and approval by the EPA an analysis and proposal for reducing emissions of nitrogen oxide to address visibility concerns upon the occurrence of certain triggering events. The EPA is asserting that regulations it promulgated in 1980 triggered this requirement. PPL believes that the ACO is unfounded. PPL is engaged in settlement negotiations on these matters with the EPA, the Montana Department of Environmental Quality and the Northern Cheyenne Tribe.

In addition to the requirements related to emissions of sulfur dioxide, nitrogen oxide and mercury noted above, there is a growing concern nationally and internationally about carbon dioxide emissions. In June 2005 the Senate adopted a resolution declaring that mandatory reductions in carbon dioxide are needed. Various legislative proposals are being considered in Congress and several states have already passed legislation capping carbon dioxide emissions. However, the Bush administration is promoting a voluntary carbon dioxide reduction program, called the Climate VISION program. In support of this program, the electric power industry has committed to reducing its greenhouse gas emission intensity levels (measured as tons of carbon dioxide equivalent against electric power production in MWh) by 3% to 5% by the 2010 to 2012 period. Furthermore, an initiative is underway in nine Northeast states to propose a cap-and-trade program for carbon dioxide emissions from fossil fuel-fired power plants, the details of which are expected to be released in 2005. Increased pressure for carbon dioxide emissions reduction is also coming from investor organizations and the international community. Pennsylvania and Montana have not, at this time, established any formal programs to address carbon dioxide and other greenhouse gases.

As a result of the national and international concerns, PPL has conducted an inventory of its carbon dioxide emissions and is continuing to evaluate various options for reducing, avoiding, off-setting or sequestering its emissions. If the above-described initiatives or other legislative or regulatory initiatives result in mandatory reductions being imposed, the cost of such reductions could be significant.

In June 2005, PPL Montour, along with 20 other companies with coal-fired generating plants, was named as a defendant in a toxic-tort, purported class-action lawsuit filed in the Ontario Superior Court of Justice. PPL Montour has not yet been served with this lawsuit. On behalf of a purported class comprised of all persons resident in Ontario within the past six years (and/or their family members or heirs), the named plaintiffs allege, in essence, that the defendant power companies negligently failed to prevent their plants from emitting air pollutants in such a manner as to cause death and multiple adverse health effects, as well as economic damages, to the plaintiff class. PPL Montour is alleged to be among those responsible for the plaintiffs' injuries because of its ownership of the Montour plant, as well as its ownership interests in the Keystone and Conemaugh plants. The plaintiffs seek damages in the approximate amount of Canadian $49 billion (approximately $40 billion at current exchange rates), along with continuing damages in the amount of Canadian $4.1 billion (approximately $3.3 billion at current exchange rates) per year and punitive damages of Canadian $1 billion (approximately $816 million at current exchange rates), along with such other relief as the court deems just. PPL and PPL Energy Supply cannot predict the outcome of this matter.

Water/Waste (PPL and PPL Energy Supply)

Seepages have been detected at one of the wastewater basins at the Montour station, and PPL is working with the Pennsylvania DEP to assess the seepage and develop an abatement plan. PPL is assessing groundwater impacted by two closed wastewater basins at the Brunner Island station to determine what abatement actions may be needed. PPL plans to comprehensively address issues related to wastewater basins at all of its Pennsylvania plants, as part of the process to renew the residual waste permits for these basins which expire within the next three years. The cost of addressing seepages at PPL's Pennsylvania plants is not now determinable, but could be significant.

PPL Montana continues to undertake certain groundwater investigation and remediation measures at its Colstrip plant to address groundwater contamination. These measures include offering to extend city water to certain residents who live near the plant. In addition, in May 2003, approximately 50 plaintiffs brought an action now pending at the Montana Sixteenth Judicial District Court, Rosebud County, against PPL Montana and the other owners of the Colstrip plant alleging property damage from seepage from the freshwater and wastewater ponds at Colstrip. This action could result in PPL Montana and the other Colstrip owners being liable for damages and being required to take additional remedial measures beyond those noted above. Beyond estimated costs of approximately $1 million (PPL Montana's share of the estimated costs, for which PPL has recorded a contingency reserve) for the proposed settlement of these property damage claims, for extending city water and for a portion of the remedial investigation costs, PPL Montana may incur further costs based on its additional groundwater investigations and any related remedial measures, which costs are not now determinable, but could be significant.

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

Since the PPL Electric Consent Order expired on January 31, 2005, and since only four sites remained, PPL has negotiated a new consent order and agreement (COA) with the Pennsylvania DEP that combines both PPL Electric's and PPL Gas Utilities' consent orders into one single agreement. As of June 30, 2005, PPL Electric and PPL Gas Utilities have 178 sites to address under the new combined COA. Additional sites formerly owned or operated by PPL Electric, PPL Generation or PPL Gas Utilities are added to the consent orders on a case-by-case basis.

At June 30, 2005, PPL Electric and PPL Gas Utilities had accrued approximately $3 million and $7 million, respectively, representing the estimated amounts each will have to spend for site remediation, including those sites covered by each company's consent orders mentioned above. Depending on the outcome of investigations at sites where investigations have not begun or have not been completed, the costs of remediation and other liabilities could be substantial. PPL and its subsidiaries also could incur other non-remediation costs at sites included in the consent orders or other contaminated sites, the costs of which are not now determinable, but could be significant.

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

(PPL and PPL Energy Supply)

Under the Pennsylvania Clean Streams Law, subsidiaries of PPL Generation are obligated to remediate acid mine drainage at former mine sites and may be required to take additional measures to prevent potential acid mine drainage at previously capped refuse piles. One PPL Generation subsidiary is pumping and treating mine water at two mine sites. Another PPL Generation subsidiary is installing passive wetlands treatment at a third site, and the Pennsylvania DEP has suggested that it may require that PPL Generation subsidiary to pump and treat the mine water at that third site. At June 30, 2005, a PPL Energy Supply subsidiary had accrued $28 million to cover the costs of pumping and treating groundwater at the two mine sites for 50 years and for operating and maintaining passive wetlands treatment at the third site.

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

Lower Mt. Bethel (PPL and PPL Energy Supply)

In August 2002, the Northampton County Court of Common Pleas issued a decision setting the permissible noise levels for operation of the Lower Mt. Bethel facility. PPL appealed the court's decision to the Commonwealth Court, and an intervenor in the lawsuit cross-appealed the court's decision. In May 2003, the Commonwealth Court remanded the case to the Court of Common Pleas for further findings of fact concerning the zoning application relating to the construction of the facility. In September 2003, the Court of Common Pleas ruled in PPL's favor while also reaffirming its decision on the noise levels, and the intervenor appealed this ruling to the Commonwealth Court. In April 2004, the Commonwealth Court affirmed the decision of the Court of Common Pleas, and the Supreme Court of Pennsylvania has denied the intervenor's Petition for Allowance of Appeal. Accordingly, the September 2003 ruling by the Court of Common Pleas is final.

The certificate of occupancy for the Lower Mt. Bethel facility was issued by the local township zoning officer in April 2004, and the facility was placed in service in May 2004. In May 2004, the intervenor in the legal proceedings regarding the facility's permissible noise levels filed an appeal with the township zoning board regarding the issuance of the certificate of occupancy. The hearing on the appeal was held in December 2004, and the intervenor's appeal was denied. The intervenor appealed the zoning board's decision to the Northampton County Court of Common Pleas in February 2005. PPL cannot predict the outcome of this matter.

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

Other

Nuclear Insurance (PPL and PPL Energy Supply)

PPL Susquehanna is a member of certain insurance programs which provide coverage for property damage to members' nuclear generating stations. Facilities at the Susquehanna station are insured against property damage losses up to $2.75 billion under these programs. PPL Susquehanna is also a member of an insurance program which provides insurance coverage for the cost of replacement power during prolonged outages of nuclear units caused by certain specified conditions. Under the property and replacement power insurance programs, PPL Susquehanna could be assessed retroactive premiums in the event of the insurers' adverse loss experience. At June 30, 2005, this maximum assessment was about $38 million.

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

	Recorded Liability at		Exposure at
	June 30, 2005	December 31, 2004	June 30, 2005 (a)	Expiration Date
PPL

Residual value guarantees of leased equipment			$9		2006	(b)

PPL Energy Supply (c)

WPD LLP guarantee of obligations under SIUK Capital Trust I preferred securities			82	(d)	2027

Letters of credit issued on behalf of affiliates			5	(e)	2006

Support agreements to guarantee partnerships' obligations for the sale of coal			9		2007

Retroactive premiums under nuclear insurance programs			38

Nuclear claims under The Price Anderson Amendments Act of 1988			201	(f)

Contingent purchase price payments to former owners of synfuel projects	$12	$11	47		2007

Residual value guarantees of leased equipment			3		2006	(b)

WPD guarantee of pension and other obligations of unconsolidated entities (g)	4		43		2017

Indemnifications for entities in liquidation			273		2008 to 2012

WPD guarantee of an unconsolidated entity's lease obligations			1		2008

Indemnifications related to the sale of the Sundance plant	1			(h)		(h)

PPL Electric (c)

Guarantee of a portion of an unconsolidated entity's debt			7	(d)	2008

Residual value guarantees of leased equipment	1	1	77		2006	(b)

(a)	Represents the estimated maximum potential amount of future payments that could be required to be made under the guarantee.
(b)	Although the expiration date noted is 2006, equipment of similar value is generally leased and guaranteed on an on-going basis.
(c)	Other than the exceptions noted in (e) below, all guarantees of PPL Energy Supply and PPL Electric also apply to PPL on a consolidated basis.
(d)	Reflects principal payments only.
(e)
Represents letters of credit issued at the direction of PPL Energy Supply for the benefit of third parties for assurance against nonperformance by PPL and PPL Gas Utilities. This is not a guarantee by PPL on a consolidated basis.

(f)	Amount is per incident.
(g)
As a result of the privatization of the utility industry in the U.K., certain electric associations' roles and responsibilities were discontinued or modified. As a result, certain obligations, primarily pension-related, associated with these organizations have been guaranteed by the participating members. Costs are allocated to the members based on predetermined percentages as outlined in specific agreements. However, if a member becomes insolvent, costs can be reallocated to and are guaranteed by the remaining members. At June 30, 2005, WPD has recorded an estimated discounted liability based on its current allocated percentage of the total expected costs. Neither the expiration date nor the maximum amount of potential payments for certain obligations is explicitly stated in the related agreements and, therefore, have been estimated based on the types of obligations.

(h)
In connection with the sale of the Sundance plant, PPL Energy Supply has provided indemnifications to the purchaser for losses arising out of any breach of the representations, warranties and covenants under the related transaction documents and for losses arising with respect to liabilities not specifically assumed by the purchaser, including certain pre-closing environmental and tort liabilities. PPL Energy Supply's maximum exposure with respect to these indemnifications and the expiration of the indemnifications cannot be estimated because, in the case of certain of the indemnification provisions, the maximum potential liability is not capped by the transaction documents and the expiration date is based on the applicable statute of limitations. Certain of the indemnifications are triggered only if the purchaser's losses reach $1 million in the aggregate, are capped at 50% of the purchase price (or approximately $95 million), and survive for a period of only 24 months after the May 13, 2005, transaction closing. The indemnification provision for unknown environmental and tort liabilities related to periods prior to PPL Energy Supply's ownership of the real property on which the facility is located are capped at approximately $4 million in the aggregate and survive for a maximum period of five years after the transaction closing.

10.	Related Party Transactions

Affiliate Trust (PPL and PPL Energy Supply)

At both June 30, 2005, and December 31, 2004, PPL and PPL Energy Supply's Balance Sheets reflect $89 million of "Long-term Debt with Affiliate Trust." This debt represents obligations of PPL Energy Supply under 8.23% subordinated debentures maturing in February 2027 that are held by SIUK Capital Trust I, which is a variable interest entity whose common securities are owned by PPL Energy Supply but which is not consolidated by PPL Energy Supply. Interest expense on this obligation was $3 million for the three months ended June 30, 2005 and 2004 and $6 million for the six months ended June 30, 2005 and 2004. This interest is reflected in "Interest Expense" for PPL and "Interest Expense with Affiliates" for PPL Energy Supply on the Statement of Income. See Note 22 in each Registrant's 2004 Form 10-K for additional information.

PLR Contracts (PPL Energy Supply and PPL Electric)

PPL Electric has power sales agreements with PPL EnergyPlus, effective July 2000 and January 2002, to supply all of PPL Electric's PLR load through 2009. Under these contracts, PPL EnergyPlus provides electricity at the predetermined capped prices that PPL Electric is authorized to charge its PLR customers. For the three months ended June 30, 2005 and 2004, these purchases totaled $364 million and $346 million. For the six months ended June 30, 2005 and 2004, these purchases totaled $779 million and $756 million. These purchases include nuclear decommissioning recovery and amortization of an up-front contract payment, and are included in the Statement of Income as "Energy purchases from affiliate" by PPL Electric, and as "Wholesale energy marketing to affiliate" by PPL Energy Supply.

Under one of the PLR contracts, PPL Electric is required to make performance assurance deposits with PPL EnergyPlus when the market price of electricity is less than the contract price by more than its contract collateral threshold. Conversely, PPL EnergyPlus is required to make performance assurance deposits with PPL Electric when the market price of electricity is greater than the contract price by more than its contract collateral threshold. PPL Electric estimates that, at June 30, 2005, the market price of electricity would exceed the contract price by approximately $2.4 billion. Accordingly, at June 30, 2005, PPL Energy Supply was required to provide PPL Electric with performance assurance of $300 million, the maximum amount required under the contract. PPL Energy Supply's deposit with PPL Electric was $300 million at June 30, 2005, and December 31, 2004. This deposit is shown on the Balance Sheet as "Collateral on PLR energy supply to/from affiliate," a current asset of PPL Energy Supply and a current liability of PPL Electric. PPL Electric pays interest equal to the one-month LIBOR plus 0.5% on this deposit, which is included in "Interest Expense with Affiliate" on the Statement of Income.

In 2001, PPL Electric made a $90 million up-front payment to PPL EnergyPlus in connection with the PLR contracts. The up-front payment is being amortized by both parties over the term of the PLR contracts. The unamortized balance of this payment and other payments under the contract was $52 million at June 30, 2005, and $58 million at December 31, 2004. This balance is reported on the Balance Sheet as "Prepayment on PLR energy supply from affiliate" by PPL Electric, and as "Deferred revenue on PLR energy supply to affiliate" by PPL Energy Supply.

NUG Purchases (PPL Energy Supply and PPL Electric)

PPL Electric has a reciprocal contract with PPL EnergyPlus to sell electricity purchased under contracts with NUGs. PPL Electric purchases electricity from the NUGs at contractual rates and then sells the electricity at the same price to PPL EnergyPlus. For the three months ended June 30, 2005 and 2004, these NUG purchases totaled $32 million and $39 million. For the six months ended June 30, 2005 and 2004, these NUG purchases totaled $70 million and $76 million. These amounts are included in the Statement of Income as "Wholesale electric to affiliate" by PPL Electric, and as "Energy purchases from affiliate" by PPL Energy Supply.

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

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Direct expenses

PPL Energy Supply	$26	$24	$51	$48

PPL Electric	14	14	28	28

Overhead costs

PPL Energy Supply	20	18	39	32

PPL Electric	7	7	19	13

Intercompany Borrowings

(PPL Energy Supply)

PPL Energy Supply had no notes receivable from affiliates at June 30, 2005, and December 31, 2004. Interest earned on cash collateral and loans to affiliates, included in "Other Income - net" on the Statement of Income, was $3 million and $5 million for the three and six months ended June 30, 2005, and $1 million for each of the same periods in 2004.

In May 2004, PPL Energy Supply issued a $495 million note payable to an affiliate. The balance was $195 million at June 30, 2005, and $495 million at December 31, 2004, and is shown on the Balance Sheet as "Note Payable to Affiliate." The note matures in May 2010 with interest payable monthly in arrears at LIBOR plus 1%. Interest expense on this note was $3 million and $7 million for the three and six months ended June 30, 2005, and $1 million for each of the three and six months ended June 30, 2004. This interest is reflected in "Interest Expense with Affiliates" on the Statement of Income.

(PPL Electric)

In August 2004, a PPL Electric subsidiary made a $300 million demand loan to an affiliate, with interest due quarterly at a rate equal to the 3-month LIBOR plus 1.25%. This loan is shown on the Balance Sheet as "Note receivable from affiliate." Interest earned on loans to affiliates, included in "Other Income - net" on the Statement of Income, was $3 million and $6 million for the three and six months ended June 30, 2005, and insignificant for each of the same periods in 2004.

Trademark Royalties (PPL Energy Supply)

A PPL subsidiary owns PPL trademarks and bills certain affiliates for their use. PPL Energy Supply was allocated $8 million of this license fee for each of the three months ended June 30, 2005 and 2004, and $15 million and $16 million for the six months ended June 30, 2005 and 2004. The allocation of this license fee is primarily included in "Other operation and maintenance" on the Statement of Income.

11.	Other Income - Net

(PPL, PPL Energy Supply and PPL Electric)

The breakdown of "Other Income - net" was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

PPL

Other Income

Interest income	$6	$3	$12	$6

Equity earnings	1	1	2	2

Realized earnings on nuclear decommissioning trust	2		3	4

Gain on hedge activity		1		1

Sale of CEMAR (Note 8)		23		23

Miscellaneous - International	1		3	5

Miscellaneous - Domestic	3	5	4	7

Total	13	33	24	48

Other Deductions

Impairment of investment in technology supplier (Note 8)		10		10

Taxes, other than income	1	1	1	1

Charitable contributions			2	2

Miscellaneous - International	1	2	1	4

Miscellaneous - Domestic		2	2	4

Other Income - net	$11	$18	$18	$27

PPL Energy Supply

Other Income

Interest income	$4	$2	$8	$4

Affiliated interest income	3	1	5	1

Equity earnings	1	1	2	2

Realized earnings on nuclear decommissioning trust	2		3	4

Gain on hedge activity		1		1

Sale of CEMAR (Note 8)		23		23

Miscellaneous - International	1		3	5

Miscellaneous - Domestic	1	3	2	4

Total	12	31	23	44

Other Deductions

Taxes, other than income		1		1

Miscellaneous - International	1	2	1	4

Miscellaneous - Domestic			3	2

Other Income - net	$11	$28	$19	$37

PPL Electric

Other Income

Interest income	$1		$3	$1

Affiliated interest income	3		6

Miscellaneous	2		2	1

Total	6		11	2

Other Deductions			1	1

Other Income - net	$6		$10	$1

12.	Derivative Instruments and Hedging Activities

(PPL and PPL Energy Supply)

Fair Value Hedges

PPL and PPL Energy Supply enter into financial or physical contracts to hedge a portion of the fair value of firm commitments of forward electricity sales and emission allowance positions. These contracts range in maturity through 2007. Additionally, PPL and PPL Energy Supply enter into financial contracts to hedge fluctuations in market value of existing debt issuances. These contracts range in maturity through 2013. PPL and PPL Energy Supply also enter into foreign currency forward contracts to hedge the exchange rates associated with firm commitments denominated in foreign currencies. These forward contracts range in maturity through 2008.

PPL and PPL Energy Supply did not recognize significant gains or losses resulting from hedges of firm commitments that no longer qualified as fair value hedges for the three and six months ended June 30, 2005 or 2004.

PPL and PPL Energy Supply did not recognize any gains or losses resulting from the ineffective portion of fair value hedges for the three and six months ended June 30, 2005 or 2004.

Cash Flow Hedges

PPL and PPL Energy Supply enter into financial and physical contracts, including forwards, futures and swaps, to hedge the price risk associated with electric, gas and oil commodities. These contracts range in maturity through 2010. Additionally, PPL and PPL Energy Supply enter into financial interest rate swap contracts to hedge interest expense associated with both existing and anticipated debt issuances. These interest rate swap contracts range in maturity through 2016. PPL and PPL Energy Supply also enter into foreign currency forward contracts to hedge the cash flows associated with foreign currency-denominated debt, the exchange rates associated with firm commitments denominated in foreign currencies and the net investment of foreign operations. These forward contracts range in maturity through 2028.

Net investment hedge activity is reported in the foreign currency translation adjustments component of other comprehensive income. PPL recorded insignificant amounts for the three and six months ended June 30, 2005, and recorded net investment hedge losses, after tax, of $1 million for the three and six months ended June 30, 2004.

Cash flow hedges may be discontinued if it is probable that the original forecasted transaction will not occur by the end of the originally specified time period. PPL and PPL Energy Supply did not discontinue any cash flow hedges for that reason during the three and six months ended June 30, 2005. Due to the extinguishment of a consolidated trust's debt related to the Sundance and University Park generating facilities in June 2004, interest rate swaps that hedged the interest payments on the debt were terminated. Therefore, PPL and PPL Energy Supply reclassified a $3 million pre-tax loss from other comprehensive income to "Interest Expense" on the Statement of Income. PPL and PPL Energy Supply did not discontinue any other cash flow hedges during the three and six months ended June 30, 2004.

Due to hedge ineffectiveness, PPL and PPL Energy Supply reclassified a gain of $2 million, after tax, and an insignificant amount from other comprehensive income into earnings (reported in "Wholesale energy marketing" and "Energy purchases" on the Statement of Income) for the three and six months ended June 30, 2005. PPL and PPL Energy Supply reclassified an insignificant amount into earnings for the three and six months ended June 30, 2004.

As of June 30, 2005, the deferred net loss, after tax, on derivative instruments in "Accumulated other comprehensive income" expected to be reclassified into earnings during the next twelve months was $38 million for PPL and $33 million for PPL Energy Supply.

The following table shows the change in accumulated unrealized gains or losses on derivatives, after tax, in accumulated other comprehensive income for the following periods:

Three Months Ended June 30,			Six Months Ended June 30,

2005		2004	2005	2004

PPL

Beginning accumulated derivative gain (loss)	$(129)	$5	$(63)	$41

Net change associated with current period hedging activities and other	30	17	(49)	(82)

Net change from reclassification into earnings	(44)	(10)	(31)	53

Ending accumulated derivative gain (loss)	$(143)	$12	$(143)	$12

PPL Energy Supply

Beginning accumulated derivative gain (loss)	$(111)	$27	$(45)	$60

Net change associated with current period hedging activities and other	32	8	(45)	(86)

Net change from reclassification into earnings	(45)	(12)	(34)	49

Ending accumulated derivative gain (loss)	$(124)	$23	$(124)	$23

Related Implementation Issue

During the second quarter of 2005, industry participants and external auditors recognized disparities in the accounting for Financial Transmission Rights (FTRs). FTRs are financial instruments established to manage price risk related to electricity transmission congestion. An FTR entitles the holder to receive compensation or remit payment for certain congestion-related transmission charges that arise when the transmission grid is congested. As FTR markets have evolved within RTOs, some companies began to account for them as derivatives under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." Had PPL accounted for FTRs as derivatives as of June 30, 2005, PPL would have recognized additional derivative assets of an insignificant amount, representing the change in the FTRs' value since the time PPL committed to purchasing the FTRs. Valuing FTRs requires significant judgment because market prices are generally only observable when RTOs conduct monthly auctions for the next month; therefore, the June 30, 2005, value reflects a significant modeling reserve. PPL began to apply derivative accounting rules to FTRs effective July 1, 2005. PPL has commitments to purchase FTRs from RTOs that total $18 million through May 2006.

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

At June 30, 2005, PPL had a credit exposure of $350 million to energy trading partners. Eleven counterparties accounted for 76% of this exposure. No other individual counterparty accounted for more than 3% of the exposure. Ten of the eleven counterparties had an investment grade credit rating from S&P. The non-investment grade counterparty has remained current on obligations under its contracts, and has supplied a letter of credit as collateral against its obligations.

At June 30, 2005, PPL Energy Supply had a credit exposure of $348 million to energy trading partners. Eleven counterparties accounted for 76% of this exposure. No other individual counterparty accounted for more than 3% of the exposure. Ten of the eleven counterparties had an investment grade credit rating from S&P. The non-investment grade counterparty has remained current on obligations under its contracts, and has supplied a letter of credit as collateral against its obligations.

PPL and PPL Energy Supply generally have the right to request collateral from their counterparties in the event that the counterparties' credit ratings fall below investment grade. It is also the policy of PPL and PPL Energy Supply to enter into netting agreements with all of their counterparties to minimize credit exposure.

(PPL Energy Supply and PPL Electric)

Prior to 2004, PPL Energy Supply had an exposure to PPL Electric under the long-term contract for PPL EnergyPlus to provide PPL Electric's PLR load. However, beginning in 2004, increases in electricity prices reversed this position. PPL Electric estimates that, at June 30, 2005, the market price of electricity would exceed the contract price by approximately $2.4 billion. In accordance with the terms of one of the PLR contracts, PPL Energy Supply provided PPL Electric with cash collateral in the amount of $300 million, the maximum amount required under the contract. This is the only credit exposure for PPL Electric that has a mark-to-market element. No other counterparty accounts for more than 1% of PPL Electric's total exposure.

13.	Pension and Other Postretirement Benefits

(PPL and PPL Energy Supply)

The components of net pension and other postretirement benefits cost (credit) were as follows:

	Pension Benefits

	Three Months Ended June 30,				Six Months Ended June 30,

	2005		2004		2005		2004

	Domestic	International	Domestic	International	Domestic	International	Domestic	International

PPL

Service cost	$14	$5	$12	$4	$28	$9	$24	$7

Interest cost	28	39	28	36	58	77	56	72

Expected return on plan assets	(40)	(52)	(38)	(52)	(79)	(105)	(75)	(105)

Amortization of transition obligation	(1)		(1)		(2)		(2)

Amortization of prior service cost	4	1	4	1	7	2	7	2

Amortization of (gain) loss	1	8	(2)	1	1	14	(3)	3

Net periodic pension cost (credit) prior to termination benefits	6	1	3	(10)	13	(3)	7	(21)

Termination benefits		1				6

Net periodic pension cost (credit)	$6	$2	$3	$(10)	$13	$3	$7	$(21)

PPL Energy Supply

Service cost	$1	$5	$1	$4	$2	$9	$2	$7

Interest cost	1	39	1	36	2	77	2	72

Expected return on plan assets	(1)	(52)	(1)	(52)	(3)	(105)	(2)	(105)

Amortization of prior service cost		1		1		2		2

Amortization of loss		8		1	1	14		3

Net periodic pension cost (credit) prior to termination benefits	1	1	1	(10)	2	(3)	2	(21)

Termination benefits		1				6

Net periodic pension cost (credit)	$1	$2	$1	$(10)	$2	$3	$2	$(21)

	Other Postretirement Benefits

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

PPL

Service cost	$2	$2	$4	$3

Interest cost	7	7	14	14

Expected return on plan assets	(5)	(4)	(10)	(9)

Amortization of transition obligation	2	2	4	4

Amortization of prior service cost	1	1	2	2

Amortization of loss	2	2	3	4

Net other postretirement benefits cost	$9	$10	$17	$18

14.	Restricted Cash

(PPL, PPL Energy Supply and PPL Electric)

The following table details the components of restricted cash by reporting entity and by type:

	June 30, 2005
	PPL	PPL Energy Supply	PPL Electric
Current:

Collateral for letters of credit (a)	$42		$42

Funds on deposit for retirement of debt (b)	55		55

Miscellaneous	18	$5

Restricted cash - current	115	5	97

Noncurrent:

Required deposit of WPD's insurance subsidiary	22	22

PPL Transition Bond Company Indenture reserves (c)	20		20

Restricted cash - noncurrent	42	22	20

Total restricted cash	$157	$27	$117

	December 31, 2004
	PPL	PPL Energy Supply	PPL Electric

Current:

Collateral for letters of credit (a)	$42		$42

Miscellaneous	8	$3

Restricted cash - current	50	3	42

Noncurrent:

Required deposit of WPD's insurance subsidiary	37	37

PPL Transition Bond Company Indenture reserves (c)	22		22

Restricted cash - noncurrent	59	37	22

Total restricted cash	$109	$40	$64

(a)
A deposit with a financial institution of funds from the asset-backed commercial paper program to fully collateralize $42 million of letters of credit. See Note 7 for further discussion on the asset-backed commercial paper program.

(b)
Proceeds from the LCIDA's issuance of 4.75% Pollution Control Revenue Refunding Bonds due 2027 that are held in escrow for purposes of refunding the LCIDA's 6.15% Pollution Control Revenue Refunding Bonds due 2029 in August 2005. See Note 7 for further discussion.

(c)	Credit enhancement for PPL Transition Bond Company's $2.4 billion Series 1999-1 Bonds to protect against losses or delays in scheduled payments.

15.	Asset Retirement Obligations

(PPL and PPL Energy Supply)

The change in the carrying amounts of the AROs was as follows:

ARO at December 31, 2004	$257

Add: Accretion expense	10

Add: Additional liabilities	3

ARO at June 30, 2005	$270

PPL and PPL Energy Supply identified and recorded $3 million of other asset retirement obligations related to interim retirements of certain equipment at the Susquehanna station during 2005.

Funds in the nuclear decommissioning trust are legally restricted for purposes of settling PPL's and PPL Energy Supply's ARO related to the decommissioning of the Susquehanna station. PPL Electric collects authorized nuclear decommissioning costs through the CTC. These revenues are passed on to PPL EnergyPlus under the power supply agreements between PPL Electric and PPL EnergyPlus. Similarly, these revenues are passed on to PPL Susquehanna under a power supply agreement between PPL EnergyPlus and PPL Susquehanna. These revenues, less applicable taxes, are used to fund the nuclear plant decommissioning trust funds and can only be used for future decommissioning costs. The aggregate fair value of the nuclear plant decommissioning trust funds was $419 million as of June 30, 2005, and $409 million as of December 31, 2004.

See Note 16 for a discussion of FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143," and its potential impact on PPL and its subsidiaries.

16.	New Accounting Standards

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

17.	Subsequent Events - 2-for-1 Stock Split and Dividend Increase

(PPL)

On August 2, 2005, the Board of Directors of PPL approved a 2-for-1 stock split of PPL's common stock. The record date for the stock split is August 17, 2005, and the distribution date will be August 24, 2005. The share and per share amounts included in PPL's consolidated financial statements for the three and six months ended June 30, 2005 and 2004, do not reflect the stock split. At the distribution date, the share and per share amounts included in PPL's consolidated financial statements will be adjusted to reflect the stock split in both future and prior periods, and PPL's stock-based compensation awards and the conversion rate and market price trigger of PPL Energy Supply's 2-5/8% Convertible Senior Notes due 2023 will also be adjusted to reflect the stock split.

Also on August 2, 2005, the Board of Directors of PPL approved an increase to its quarterly common stock dividend, payable October 1, 2005, to 50 cents per share, equivalent to $2.00 per annum. (After giving effect to the 2-for-1 stock split, the dividend is 25 cents per share, equivalent to $1.00 per annum.) The record date for the October 1 dividend is September 9, 2005. Future dividends, declared at the discretion of the Board of Directors, will be dependent upon future earnings, cash flows, financial requirements and other factors.

The following table presents average shares of common stock outstanding (basic and diluted, in thousands), earnings per average common share (basic and diluted) and dividends per common share for the three and six months ended June 30, 2005 and 2004, on a pro forma basis as if the stock split had been reflected in the accompanying consolidated financial statements.

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Income (Numerator)

Income from continuing operations	$177	$155	$347	$337

Loss from discontinued operations (net of income taxes)	49	7	51	12

Net Income	$128	$148	$296	$325

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Shares (Denominator)

Shares for Basic EPS	379,252	365,924	378,634	360,875

Add incremental shares:

Convertible Senior Notes	1,822		1,496

Stock options and other share-based awards	2,280	1,124	2,171	1,170

Shares for Diluted EPS	383,354	367,048	382,301	362,045

Basic EPS

Income from continuing operations	$0.47	$0.43	$0.91	$0.93

Loss from discontinued operations (net of income taxes)	0.13	0.02	0.13	0.03

Net Income	$0.34	$0.41	$0.78	$0.90

Diluted EPS

Income from continuing operations	$0.46	$0.42	$0.90	$0.93

Loss from discontinued operations (net of income taxes)	0.13	0.02	0.13	0.03

Net Income	$0.33	$0.40	$0.77	$0.90

Pro forma Dividends per Share of Common Stock	$0.23	$0.21	$0.46	$0.41

PPL CORPORATION AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

PPL is an energy and utility holding company with headquarters in Allentown, PA. In PPL's 2004 Form 10-K, descriptions of its major segments are found in "Item 1. Business - Background" and the current corporate organizational structure is shown in Exhibit 99. Through its subsidiaries, PPL is primarily engaged in the generation and marketing of electricity in two key markets - the northeastern and western U.S. - and in the delivery of electricity in Pennsylvania, the U.K. and Latin America. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in PPL's 2004 Form 10-K for an overview of PPL's strategy and the risks and the challenges that it faces in its business.

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

Results of Operations

The following discussion begins with a review of PPL's earnings and a description of key factors by segment that management expects may impact future earnings. "Results of Operations" continues with a summary of results by reportable segment and ends with explanations of significant changes in principal items on PPL's Statement of Income, comparing the three and six months ended June 30, 2005, to the comparable periods in 2004.

WPD's results, as consolidated in PPL's Statement of Income, are impacted by changes in foreign currency exchange rates. For the three and six months ended June 30, 2005, compared with the same periods in 2004, changes in foreign exchange rates increased WPD's portion of revenue and expense line items by about 4% and 5%.

PPL's results in 2005 and 2004 were impacted by the reclassification of the operating losses of the Sundance plant prior to its sale in the second quarter of 2005. See Note 1 to the Financial Statements for further discussion.

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

Earnings

Net income and the related EPS were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Net income	$128	$148	$296	$325

EPS - basic	$0.67	$0.81	$1.56	$1.80

EPS - diluted	$0.67	$0.81	$1.55	$1.80

The after-tax changes in net income were due to:

	June 30, 2005 vs. June 30, 2004

	Three Months Ended	Six Months Ended
Domestic:

Eastern U.S. non-trading margins	$(5)	$10

Northwestern U.S. non-trading margins	3	(5)

Southwestern U.S. non-trading margins	(2)	(3)

Net energy trading margins	(4)	2

Delivery revenues (net of CTC/ITC amortization, interest expense on transition bonds and ancillary charges)	30	58

Operation and maintenance expenses	(3)	(21)

Depreciation	(1)	(3)

Taxes, other than income (excluding gross receipts tax)		(8)

Interest expense	5	3

Earnings from synfuel projects	12	19

Other	(2)	(4)

Total Domestic	33	48

International:

U.K.

Delivery margins	3

Operation and maintenance expenses	(3)	(8)

Interest expense	2	2

Impact of changes in foreign currency exchange rates	2	5

U.K. income taxes	1	3

Latin America		2

U.S. income taxes	3	9

Other	2	3

Total International	10	16

Unusual items	(63)	(93)

	$(20)	$(29)

The changes in net income from period to period were, in part, attributable to several unusual items with significant earnings impacts, including the sale of the Sundance plant, sales and impairments of investments and infrequently occurring items. The after-tax impacts of these unusual items were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Supply Segment

Sale of the Sundance plant (Note 8)	$(47)		$(47)

Acceleration of stock-based compensation expense for periods prior to 2005 (Note 2)			(3)

NorthWestern litigation (Note 9)			(6)

Impairment of investment in technology supplier (Note 8)		$(6)		$(6)

	(47)	(6)	(56)	(6)

International Delivery Segment

Sale of CGE (Note 8)		1		(7)

Sale of CEMAR (Note 8)		23		23

Sale of Latin American telecommunications company (Note 8)		(2)		(2)

		22		14

Pennsylvania Delivery Segment

PJM billing dispute (Note 9)			(27)

Acceleration of stock-based compensation expense for periods prior to 2005 (Note 2)			(2)

			(29)

Total	$(47)	$16	$(85)	$8

The period-to-period changes in earnings components, including domestic gross energy margins by region and income statement line items, are discussed following the future earnings factors and segment results.

PPL's 2005 and future earnings could be, or will be, impacted by a number of key factors, including the following:

Supply Segment:

•
PPL's future energy margins will be impacted by changes in market prices for electricity, as well as fluctuations in fuel prices, fuel transportation costs and emission allowance expenses. For instance, although PPL expects market prices for electricity in 2005 to be higher than in 2004, PPL is not expecting an increase in its 2005 energy margins due to expected increases in the cost of fuel, fuel transportation and emissions allowances.

•
A key part of PPL's overall strategy has been to enter into long-term energy supply agreements in order to mitigate market price and supply risk. Whether PPL continues to enter into such agreements or renews existing energy supply agreements and the market conditions at that time will affect its future earnings. For example, based on current forward energy prices, PPL currently expects that, upon the expiration of certain of its existing supply agreements, it may be able to enter new supply agreements or arrangements at significantly higher market prices than the prices included in those existing supply agreements. See "Energy Purchases, Energy Sales and Other Commitments" in Note 9 to the Financial Statements for more information regarding PPL's wholesale energy commitments and "PLR Contracts" in Note 10 for more information regarding the PLR contracts.

•
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

•
In May 2005, a subsidiary of PPL Generation completed the sale of its 450 MW Sundance power plant located in Pinal County, Arizona to Arizona Public Service Company for approximately $190 million in cash. Proceeds of the sale were used to reduce PPL's outstanding debt and improve liquidity. PPL recognized a non-cash loss on the sale of approximately $47 million after tax (or $0.24 per share) in the second quarter of 2005 related to this transaction.

•
PPL's ability to manage operational risk with respect to its generation plants is critical to its financial performance. Specifically, depending on the timing and duration of both planned and unplanned outages (in particular, if such outages are during peak periods or during periods of, or caused by, severe weather), PPL's revenue from energy sales could be adversely affected and its need to purchase power at then-current market prices to satisfy its energy commitments could be significantly increased.

•
PPL has interests in two synthetic fuel facilities and receives tax credits pursuant to Section 29 of the Internal Revenue Code based on its sale of synthetic fuel to unaffiliated third-party purchasers. PPL has estimated that these facilities will contribute approximately $0.21 to annual EPS through 2007, when the availability of such tax credits is scheduled to expire. See "IRS Synthetic Fuels Tax Credits" in Note 9 to the Financial Statements for a discussion of the requirements to receive the Section 29 tax credits and the impact of higher oil prices on the Section 29 tax credits. Also see "Risk Management - Energy Marketing & Trading and Other - Synthetic Fuel Tax Credit Risk" for a discussion of PPL's risk management activities to mitigate the impact of a potential phase-out of the synthetic fuel tax credit due to high oil prices.

•
To comply with existing and future environmental requirements and as a result of voluntary pollution control measures it may take, PPL expects to spend significant amounts on environmental control and compliance in the future. The costs of such measures, in most cases, are not now determinable with certainty. For instance, PPL's current cost estimates for sulfur dioxide reduction at its generating plants are preliminary and PPL could incur significantly higher capital and operating expenses due to more stringent environmental requirements, changing market conditions with respect to the cost of pollution control equipment or emissions allowances, delays in the installation of pollution control equipment or other factors. See "Environmental Matters - Domestic" in Note 9 to the Financial Statements for more information regarding current environmental requirements and initiatives, including those relating to air emissions, and PPL's anticipated capital expenditure program to meet the sulfur dioxide reduction requirements of the Clean Air Act.

•
In May 2005, PPL and NorthWestern reached an agreement in principle to settle litigation described under "NorthWestern Corporation Litigation" in Note 9 to the Financial Statements. See Note 9 for more information regarding this matter, including the agreement in principle and the status of the settlement discussions. PPL recognized a charge of $6 million after tax (or $0.03 per share), in the first quarter of 2005 for a loss contingency related to this matter. PPL cannot be certain of the outcome of this matter.

International Delivery Segment:

•
Earnings in 2005 and beyond are expected to continue to be adversely affected by increased pension costs. Specifically, WPD will experience increased pension costs due to a recent actuarial valuation of WPD's plans that reflects higher pension obligations. The increase in pension costs in 2005 is forecasted to be approximately $24 million, after tax, and the increase in pension costs is expected to continue to be significant in 2006. An additional $4 million of expense, after tax, was recognized in the first quarter of 2005 related to termination benefits.

Pennsylvania Delivery Segment:

•
In December 2004, the PUC approved an increase in PPL Electric's distribution rates of approximately $137 million (based on a return on equity of 10.7%), and approved PPL Electric's proposed mechanism for collecting an additional $57 million in transmission-related charges, for a total increase of approximately $194 million, effective January 1, 2005.

•
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

•
In January 2005, severe ice storms hit PPL Electric's service territory. PPL Electric had to restore service to approximately 238,000 customers. Although the actual cost of these storms and the specific allocation of such cost between operation and maintenance expense and capital costs is not yet finalized, PPL Electric currently estimates a total cost of $21 million, with approximately $18 million (or $0.05 per share), being recorded as an expense on PPL Electric's income statement for the six months ended June 30, 2005.

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

PPL also cannot predict whether other incidents of severe weather will cause significant facility damages and service disruptions that would also result in significant costs.

•
As a result of the Order issued by the FERC in connection with the litigation described under "PJM Billing" in Note 9 to the Financial Statements, PPL recognized an after-tax charge of $27 million (or $0.14 per share) in the first quarter of 2005 for a loss contingency related to the litigation. PPL cannot be certain of the outcome of this matter or the impact on PPL and its subsidiaries.

All Segments:

•
PPL is unable to predict whether future impairments of goodwill may be required for its domestic and international investments. While no goodwill impairments were required based on the annual review performed in the fourth quarter of 2004, future impairments may occur due to determinations of carrying value exceeding the fair value of these investments.

•
From time to time, PPL and its subsidiaries are involved in negotiations with third parties regarding acquisitions and dispositions of businesses and assets. Any such transactions may impact future earnings.

•	See Note 9 to the Financial Statements for other potential commitments and contingent liabilities that may impact future earnings.

•	See Note 16 to the Financial Statements for new accounting standards that have been issued but not yet adopted by PPL that may impact future earnings.

Segment Results

Net income by segment was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Supply	$40	$80	$126	$169

International Delivery	54	66	116	114

Pennsylvania Delivery	34	2	54	42

Total	$128	$148	$296	$325

Supply Segment

The Supply segment owns and operates power plants to generate electricity, markets this electricity and other power purchases to deregulated wholesale and retail markets and acquires and develops domestic generation projects. The Supply segment primarily consists of the activities of PPL Generation and PPL EnergyPlus.

Segment net income was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Energy revenues

External	$298	$325	$607	$639

Intersegment	363	346	779	756

Energy related businesses	149	111	271	214

Total operating revenues	810	782	1,657	1,609

Fuel and energy purchases

External	276	265	580	583

Intersegment	34	39	72	78

Other operation and maintenance	170	167	360	337

Depreciation	36	35	73	68

Taxes, other than income	11	12	22	23

Energy related businesses	162	125	303	241

Total operating expenses	689	643	1,410	1,330

Other Income - net	1	(4)	1	(2)

Interest Expense	27	32	57	53

Income Taxes	5	16	13	44

Minority Interest	1	1	1	1

Loss from Discontinued Operations	49	6	51	10

Total	$40	$80	$126	$169

The after-tax change in net income was due to the following factors, including the unusual items presented in the "Earnings" section:

	June 30, 2005 vs. June 30, 2004

	Three Months Ended	Six Months Ended

Eastern U.S. non-trading margins	$(5)	$10

Northwestern U.S. non-trading margins	3	(5)

Southwestern U.S. non-trading margins	(2)	(3)

Net energy trading margins	(4)	2

Operation and maintenance expenses	(2)	(9)

Earnings from synfuel projects	12	19

Depreciation		(2)

Interest expense	4	1

Other	(5)	(6)

Total	1	7

Unusual items	(41)	(50)

	$(40)	$(43)

•	See "Domestic Gross Energy Margins" for an explanation of non-trading margins by geographic region and for an explanation of net energy trading margins.

•
Higher operation and maintenance expenses for the six months ended June 30, 2005, was primarily due to accelerated amortization of stock-based compensation for retirement-eligible employees, which resulted from additional accounting guidance. See Note 2 to the Financial Statements for additional information. Also, expenses increased for both periods due to outage costs at the Colstrip Unit 2 and Corette facilities.

•	The improved earnings contribution from synfuel projects for both periods resulted primarily from the Tyrone facility that began commercial operation during the third quarter of 2004.

International Delivery Segment

The International Delivery segment owns and operates international energy businesses that are focused on the distribution of electricity. The segment primarily consists of the operations of the regulated international energy businesses of PPL Global. The majority of PPL Global's international businesses are located in the U.K., Chile, El Salvador and Bolivia.

Segment net income was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Utility revenues	$284	$255	$577	$534

Energy related businesses	19	17	37	34

Total operating revenues	303	272	614	568

Fuel and energy purchases	65	51	128	105

Other operation and maintenance	61	54	124	109

Depreciation	39	36	76	72

Taxes, other than income	15	13	29	27

Energy related businesses	8	6	13	27

Total operating expenses	188	160	370	340

Other Income - net	4	22	7	28

Interest Expense	52	53	102	102

Income Taxes	12	13	30	35

Minority Interest	1	1	3	3

Loss from Discontinued Operations		1		2

Total	$54	$66	$116	$114

The after-tax change in net income was due to the following factors, including the unusual items presented in the "Earnings" section:

	June 30, 2005 vs. June 30, 2004

	Three Months Ended	Six Months Ended

U.K.

Delivery margins	$3

Operation and maintenance expenses	(3)	$(8)

Interest expense	2	2

Impact of changes in foreign currency exchange rates	2	5

U.K. income taxes	1	3

Latin America		2

U.S. income taxes	3	9

Other	2	3

Total	10	16

Unusual items	(22)	(14)

	$(12)	$2

•
The U.K.'s earnings were positively impacted in both periods by favorable currency exchange rates, and higher delivery margins for the three months ended June 30, 2005, primarily due to favorable customer mix. These favorable variances were offset by higher operation and maintenance expenses, primarily due to increased pension costs in both periods.

•	U.S. income taxes decreased primarily due to greater utilization of foreign tax credits in both periods.

Pennsylvania Delivery Segment

The Pennsylvania Delivery segment includes the regulated electric and gas delivery operations of PPL Electric and PPL Gas Utilities.

Segment net income was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Operating revenues

External	$726	$653	$1,584	$1,459

Intersegment	34	39	72	78

Total operating revenues	760	692	1,656	1,537

Fuel and energy purchases

External	70	73	214	173

Intersegment	363	346	779	756

Other operation and maintenance	100	97	211	186

Amortization of recoverable transition costs	59	57	128	128

Depreciation	30	29	59	57

Taxes, other than income	43	38	90	69

Energy related businesses		1		1

Total operating expenses	665	641	1,481	1,370

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Other Income - net	6		10	1

Interest Expense	46	48	101	99

Income Taxes	21	1	29	26

Dividends on Preferred Stock			1	1

Total	$34	$2	$54	$42

The after-tax change in net income was due to the following factors, including the unusual items presented in the "Earnings" section:

	June 30, 2005 vs. June 30, 2004

	Three Months Ended	Six Months Ended

Delivery revenues (net of CTC/ITC amortization, interest expense on transition bonds and ancillary charges)	$30	$58

Operation and maintenance expenses		(13)

Taxes, other than income (excluding gross receipts tax)		(8)

Other	2	4

Total	32	41

Unusual items		(29)

	$32	$12

•
Delivery revenues increased for both periods as a result of higher transmission and distribution customer rates effective January 1, 2005, and a 2.2% increase in electricity delivery sales volumes for the six months ended June 30, 2005.

•
The increase in operation and maintenance expenses for the six months ended June 30, 2005, was primarily due to the costs incurred in January 2005 to restore electric service to customers as a result of severe ice storms that affected portions of PPL Electric's service territory. The increase was also due to accelerated amortization of stock-based compensation for retirement-eligible employees, which resulted from additional accounting guidance. See Note 2 to the Financial Statements for additional information on stock-based compensation.

•	Taxes, other than income, benefited in 2004 from the reversal of 1998 and 1999 PURTA tax accruals related to the PPL Susquehanna tax appeals.

Consolidated Statement of Income Line Item Discussion --

Domestic Gross Energy Margins

The following table provides pre-tax changes in the income statement line items that comprise domestic gross energy margins:

	June 30, 2005 vs. June 30, 2004

	Three Months Ended	Six Months Ended

Utility	$102	$168

Unregulated retail electric	(6)	(12)

Wholesale energy marketing	(14)	(23)

Net energy trading margins	(7)	3

Other revenue adjustments (a)	(75)	(123)

Total revenues		13

Fuel	(12)	27

Energy purchases	34	34

Other cost adjustments (a)	(9)	(54)

Total cost of sales	13	7

Domestic gross energy margins	$(13)	$6

(a)
Adjusted to exclude the impact of any revenues and costs not associated with domestic gross energy margins, in particular, revenues and energy costs related to the international operations of PPL Global, the domestic delivery operations of PPL Electric and PPL Gas Utilities and an accrual for the loss contingency related to the PJM billing dispute in March 2005 (see Note 9 to the Financial Statements for additional information). Also adjusted to include gains or losses on sales of emission allowances, which are included in "Other operation and maintenance" expenses on the Statement of Income.

Changes in Domestic Gross Energy Margins By Region

Domestic gross energy margins are generated through PPL's normal hedging (non-trading) activities, as well as trading activities. PPL manages its non-trading energy business on a geographic basis that is aligned with its generation assets. Beginning in the second quarter of 2005, PPL participates in the Midwest ISO (MISO), an independent transmission system operator that serves the electric transmission needs of much of the Midwest. PPL records its business activities within MISO consistent with its accounting for activities in other RTOs.

	June 30, 2005 vs. June 30, 2004

	Three Months Ended	Six Months Ended

Eastern U.S.	$(8)	$18

Northwestern U.S.	5	(9)

Southwestern U.S.	(3)	(6)

Net energy trading	(7)	3

Domestic gross energy margins	$(13)	$6

Eastern U.S.

Eastern U.S. non-trading margins were lower for the three months ended June 30, 2005, compared with the same period in 2004, due to lower sales volumes and higher fuel and purchased power prices. Wholesale sales volumes decreased 22% in conjunction with reduced generation. PPL's generation was down 6% over 2004 due to outages at coal-fired stations, as well as lower economic dispatch from its oil-fired station. The average cost of fuel increased only 2% despite a 15% increase in the average cost of consumed coal, primarily due to the diverse mix of generation that included higher nuclear generation in 2005. In addition, power purchase prices increased by 15%, primarily as a result of higher market prices for fossil fuel. Partially offsetting lower sales volumes and higher purchase prices were favorable transmission congestion positions and gains on sales of emission allowances, as well as higher PLR revenues. PLR sales prices increased 2% in accordance with the schedule established by the PUC.

Eastern U.S. non-trading margins were higher for the six months ended June 30, 2005, compared with the same period in 2004, due to higher average PLR sales prices and wholesale prices. Wholesale prices also increased by 9% due to higher market prices for fossil fuel. These favorable drivers were partially offset by higher fossil fuel prices; the average consumed cost of fuel increased 9% compared to 2004, primarily due to coal price increases. In addition, PPL benefited from favorable transmission congestion positions, and gains on sales of emission allowances.

Northwestern U.S.

Northwestern U.S. non-trading margins were higher for the three months ended June 30, 2005, compared with the same period in 2004, primarily due to a retroactive coal price increase caused by an unfavorable arbitration ruling effective April 2004, which increased the cost of coal at PPL Montana's Colstrip plant. An incremental expense of $6 million was recorded during the three months ended June 30, 2004, as a result of the ruling, most of which related to years 2001 to 2003.

Northwestern U.S. non-trading margins were lower for the six months ended June 30, 2005, compared with the same period in 2004, due to an extended outage at a coal-fired station. Overall, generation decreased 9% compared to 2004. Partially offsetting this margin decrease was the effect of the $6 million incremental coal cost recorded in 2004 to reflect the unfavorable arbitration ruling.

Southwestern U.S.

Southwestern U.S. non-trading margins decreased for the three and six months ended June 30, 2005, compared with the same periods in 2004. The reduction in margins was primarily due to the cost incurred to terminate a tolling arrangement on the Griffith plant during the second quarter of 2005, as well as lower generation in 2005.

Net Energy Trading

PPL enters into certain energy contracts that meet the criteria of trading derivatives as defined by EITF Issue 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities." These physical and financial contracts cover trading activity associated with electricity, gas and oil. The decrease for the three months ended June 30, 2005, was primarily due to a decrease in unrealized gains on electricity, oil and gas positions. The physical volumes associated with energy trading for the three months ended June 30, 2005, were 1,200 GWh and 3.1 Bcf, compared with 1,186 GWh and 1.8 Bcf for the three months ended June 30, 2004.

The increase for the six months ended June 30, 2005, was primarily due to an increase in gains on wholesale electricity positions. The physical volumes associated with energy trading for the six months ended June 30, 2005, were 2,265 GWh and 7.6 Bcf, compared with 2,180 GWh and 4.3 Bcf for the six months ended June 30, 2004.

Utility Revenues

The increases in utility revenues were attributable to the following:

	June 30, 2005 vs. June 30, 2004

	Three Months Ended	Six Months Ended

Domestic:

Retail electric revenue (PPL Electric)

Electric delivery	$50	$82

PLR electric generation supply	25	41

Gas revenue (PPL Gas Utilities)	4	11

Wholesale electric revenue (PPL Electric)	1	(2)

Other	(7)	(7)

International:

Retail electric delivery (PPL Global)

Chile	14	21

U.K.	13	17

El Salvador	2	5

	$102	$168

The increases for both periods were primarily due to:

•	higher domestic delivery revenues resulting from higher transmission and distribution customer rates effective January 1, 2005;
•
higher PLR revenues due to higher energy and capacity rates and increases in volumes of 2.3% and 4.1% for the three and six months ended June 30, 2005, compared with the same periods in 2004, in part due to the return of customers previously served by alternate suppliers;

•	higher PPL Gas Utilities revenues, primarily due to the increase in natural gas prices which are a pass-through to customer rates and an increase in volumes;
•
higher revenues in Chile primarily due to a 7.8% and 7.6% increase in sales volumes for the three and six months ended June 30, 2005, compared with the same periods in 2004, and higher average prices overall; and

•
higher U.K. revenues, primarily due to the change in foreign currency exchange rates and an increase in unit prices effective April 1, 2005, partially offset by a reduction in certain charges which had been a pass-through to customer rates.

The six month period ended June 30, 2005, compared with the same period in 2004, was also impacted by a 2.2% increase in domestic delivery sales volumes.

Energy Related Businesses

Energy related businesses contributed $2 million more to operating income for the three months ended June 30, 2005, compared with the same period in 2004. The increase was primarily attributable to:

•	an aggregate increase of $3 million from domestic subsidiaries, including PPL Telcom, the energy services subsidiaries and a pipeline subsidiary; and
•	an aggregate increase of $2 million from various international subsidiary businesses; offset by
•
additional pre-tax losses in 2005 of $5 million on synfuel projects. This reflects $11 million of additional expenses due to higher production levels, offset by a $6 million unrealized gain on options purchased to hedge the risk associated with synthetic fuel tax credits for 2006 and 2007.

Energy related businesses contributed $13 million more to operating income for the six months ended June 30, 2005, compared with the same period in 2004. The increase was primarily attributable to:

•	a $15 million pre-tax loss in 2004, related to the sale of CGE (see Note 8 to the Financial Statements);
•	an aggregate increase of $4 million from various international subsidiary businesses;
•	a $2 million increase from PPL Telcom due to an increase in transport-related sales, as well as reduced spending on a product line; and
•	a $3 million increase from energy services subsidiaries due to a favorable closeout on a major project, improved margins and an increase in business; partially offset by
•
additional pre-tax losses in 2005 of $11 million on synfuel projects. This reflects $17 million of additional expenses due to higher production levels, offset by a $6 million unrealized gain on options purchased to hedge the risk associated with synthetic fuel tax credits for 2006 and 2007.

Other Operation and Maintenance

The increases in other operation and maintenance expenses were due to:

	June 30, 2005 vs. June 30, 2004

	Three Months Ended	Six Months Ended

Increase in domestic and international pension costs	$14	$28

Outage costs at the Colstrip Unit 2 and Corette facilities	3	4

Increase in foreign currency exchange rates	1	3

Gain on sales of emission allowances	(4)	(11)

Costs associated with severe ice storms in January 2005	(1)	18

Accelerated amortization of stock-based compensation (Note 2)	1	18

NorthWestern litigation accrual (Note 9)		9

Reduction in WPD costs that are a pass-through to customers	(1)	(6)

	$13	$63

The increases in net pension costs were primarily attributable to a reduction in the discount rate assumptions for PPL's domestic pension plans at December 31, 2004, increased amortization of prior year actuarial losses for WPD's pension plans and termination benefits. These events will result in PPL's recognition of increased net pension costs in 2005. See Note 13 to the Financial Statements for details of the costs of PPL's pension plans.

Depreciation

The increases in depreciation expense were due to:

	June 30, 2005 vs. June 30, 2004

	Three Months Ended	Six Months Ended

Lower Mt. Bethel generation facility, which began commercial operation in May 2004	$2	$6

Other additions to PP&E	3	7

Foreign currency exchange rates	2	3

Extension of useful lives of certain fossil generation assets (Note 2)	(2)	(5)

	$5	$11

Taxes, Other Than Income

Taxes, other than income, increased by $6 million during the three months ended June 30, 2005, compared with the same period in 2004, primarily due to a $4 million increase in domestic gross receipts tax expense, which is a result of higher transmission and distribution customer rates effective January 1, 2005.

In the first quarter of 2004, PPL Electric reversed a $14 million accrued liability for 1998 and 1999 PURTA taxes that had been accrued based on potential exposure in the proceedings regarding the Susquehanna nuclear station tax assessment. The rights of third-party intervenors to further appeal expired in 2004. The reversal, and a $7 million increase in domestic gross receipts tax expense in 2005, are the primary reasons for the $22 million increase in taxes, other than income, for the six months ended June 30, 2005, compared with the same period in 2004.

Other Income - net

See Note 11 to the Financial Statements for details of other income.

Interest Expense

The increase (decrease) in interest expense was due to:

	June 30, 2005 vs. June 30, 2004

	Three Months Ended	Six Months Ended

Interest expense related to the Lower Mt. Bethel generation facility, which began commercial operation in May 2004 (a)	$5	$14

Increase in interest expense due to hedging activities accounted for under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities"	9	10

Interest accrued for PJM billing dispute (Note 9)		8

Increase in short-term debt interest expense	1	3

Increase in foreign currency exchange rates	2	3

Decrease in interest expense due to the repayment in June 2004 of financing related to the University Park generation facility (b)	(4)	(7)

Financing costs associated with the repayment of the consolidated trust's debt for the University Park generation facility (b)	(6)	(6)

Decrease in other long-term debt interest expense	(15)	(20)

Other		1

	$(8)	$6

(a)	Prior to commercial operation, interest related to the Lower Mt. Bethel financing was capitalized as part of the cost of the facility.
(b)
In June 2004, a subsidiary of PPL Energy Supply purchased the University Park generation facility from the lessor that was consolidated by PPL Energy Supply under FIN 46 (revised December 2003), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." In connection with the purchase, the related financing was repaid.

Income Taxes

Income taxes increased by $8 million and decreased by $33 million for the three and six months ended June 30, 2005, compared with the same periods in 2004. The changes were primarily attributable to:

•
tax benefits of $15 million and $25 million for the three and six months ended June 30, 2005, related to additional nonconventional fuel tax credits in excess of credits recognized for the same periods in 2004;

•	a $5 million increase and a $2 million decrease in tax expense on foreign earnings for the three and six months ended June 30, 2005, relative to the same periods in 2004; and
•
a $17 million increase and a $6 million decrease in income tax expense due to higher pre-tax book income for the three months and lower pre-tax book income for the six months ended June 30, 2005, relative to 2004.

See Note 5 to the Financial Statements for details on effective income tax rates.

Discontinued Operations

In the second quarter of 2005, PPL recorded a $47 million loss, net of a tax benefit of $26 million, on the sale of its Sundance power plant. See Note 8 to the Financial Statements for information on the sale, along with information regarding operating losses recorded in 2004 and 2005 for the Sundance plant prior to the sale and for losses recorded in 2004 related to the sale of PPL Global's investment in a Latin American telecommunications company.

Financial Condition

Liquidity

At June 30, 2005, PPL had $366 million of cash and short-term investments and $162 million of short-term debt. At December 31, 2004, PPL had $682 million in cash and short-term investments and $42 million of short-term debt. The decrease in PPL's cash and short-term investment position was primarily the net result of:

•	the retirement of $907 million of long-term debt;
•	the payment of $166 million of common and preferred dividends;
•	a $49 million net increase in restricted cash; and
•	$359 million of capital expenditures; offset by
•	$614 million of cash provided by operating activities;
•	the issuance of $224 million of tax-exempt long-term debt at PPL Electric;
•	$190 million of proceeds from the sale of the Sundance generation plant; and
•	a $128 million net increase in short-term debt.

See Note 17 to the Financial Statements for information on an announcement in August 2005 to further increase the quarterly stock dividend.

In May 2003, PPL Energy Supply issued $400 million of 2-5/8% Convertible Senior Notes due 2023. Based on the terms at the time of issuance, the Convertible Senior Notes could be settled entirely in cash or shares of PPL common stock. The notes were modified in November 2004 to require cash settlement of the principal amount, permit settlement of any conversion premium in cash or stock and eliminate a provision that required settlement in stock in the event of default.

The terms of the Convertible Senior Notes include a market price trigger that permits holders to convert the notes during any fiscal quarter if the closing sale price of PPL's common stock exceeds $59.67 for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter. This market price trigger has not been met. However, PPL's common stock price currently is trading above $59.67. As described above, if the market price trigger is met and holders elect to convert the Convertible Senior Notes, PPL and PPL Energy Supply would be required to settle the par value in cash and any value above par in cash or common stock. PPL and PPL Energy Supply have, and expect to continue to have, sufficient liquidity sources to fund any such conversions.  See Note 17 to the Financial Statements for a discussion of PPL's 2-for-1 stock split to be completed in August 2005.

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

Also in January 2005, Fitch announced that it downgraded the WPD companies' senior unsecured credit ratings by one notch as follows:

•	WPDH Limited to BBB- from BBB
•	WPD LLP to BBB from BBB+
•	WPD (South West) and WPD (South Wales) to BBB+/F2 from A-/F1

Fitch has a stable outlook on all of the WPD companies.

Fitch stated that its downgrade was prompted by the high level of pension-adjusted leverage at WPD. Fitch acknowledged that WPD's funding plan should reduce its pension deficit over time, and it expects WPD to proceed with its de-leveraging program. However, Fitch indicated that it is not certain enough, due to the unpredictability in future pension valuations, that pension-adjusted leverage will support a BBB rating at WPDH Limited. Fitch indicated that WPD (South West) and WPD (South Wales) have been downgraded to maintain a two-notch differential with WPDH Limited because Fitch does not believe that WPD's financial ring-fencing is restrictive enough to support a three-notch differential.

In June 2005, Moody's revised its outlooks to stable from negative on the senior unsecured debt and issuer ratings of WPDH Limited, the senior unsecured debt ratings of WPD LLP and the subordinated unsecured debt ratings of WPD LLP's subsidiary SIUK Capital Trust I. Moody's indicated that this positive change to the financial profiles resulted from a reduction in consolidated adjusted leverage at the WPD companies as a result of the redeployment to WPD of surplus cash from Latin American subsidiaries of PPL and from PPL's commitment to suspend its dividend from WPDH Limited in the current fiscal year. At the same time, Moody's affirmed the WPD companies' long-term and short-term credit rating. The outlook on the debt ratings of WPD (South Wales) and WPD (South West) was already stable.

For additional information on PPL's liquidity, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in PPL's 2004 Form 10-K.

Capital Expenditure Requirements

The schedule below shows PPL's current capital expenditure projections for the years 2005-2009:

	Projected

	2005	2006	2007	2008	2009

Generating facilities	$195	$231	$208	$150	$138

Transmission and distribution facilities	481	505	521	511	532

Environmental	53	349	500	376	150

Other	73	77	56	30	9

Total Construction Expenditures (a) (b)	802	1,162	1,285	1,067	829

Nuclear fuel	68	69	76	76	78

Total Capital Expenditures	$870	$1,231	$1,361	$1,143	$907

(a)	Construction expenditures include AFUDC and capitalized interest, which are expected to be less than $19 million in each of the years 2005-2009.
(b)	This information excludes any potential investments by PPL Global and PPL Development Company for new projects.

PPL's capital expenditure projections for the years 2005-2009 total approximately $5.5 billion. Capital expenditure plans are revised periodically to reflect changes in market and asset regulatory conditions. The above schedule has been revised from that which was presented in PPL's 2004 Form 10-K primarily to reflect the installation costs of sulfur dioxide scrubbers and other pollution control equipment. See Note 9 for additional information. PPL also leases vehicles, personal computers and other equipment, as described in Note 10 to the Financial Statements of PPL's 2004 Form 10-K.

Risk Management - Energy Marketing & Trading and Other

Market Risk

Commodity Price Risk (Non-Trading)

PPL's commodity derivative contracts that hedge its commodity price risk mature at various times through 2010. The following chart sets forth PPL's net fair value of these contracts:

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Fair value of contracts outstanding at the beginning of the period	$(106)	$85	$(11)	$86

Contracts realized or otherwise settled during the period	(16)	(21)	(23)	(45)

Fair value of new contracts at inception	13		13

Other changes in fair values	(20)	24	(108)	47

Fair value of contracts outstanding at the end of the period	$(129)	$88	$(129)	$88

The following chart segregates estimated fair values of PPL's commodity derivative contracts that qualify for hedge accounting treatment at June 30, 2005, based on whether the fair values are determined by quoted market prices or other more subjective means:

	Fair Value of Contracts at Period-End Gains (Losses)

	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years	Total Fair Value

Source of Fair Value

Prices actively quoted	$11	$15	$4		$30

Prices provided by other external sources	(9)	(127)	(23)		(159)

Prices based on models and other valuation methods

Fair value of contracts outstanding at the end of the period	$2	$(112)	$(19)		$(129)

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

As of June 30, 2005, PPL estimated that a 10% adverse movement in market prices of both electricity and fuel across all geographic areas and time periods would have decreased the value of the commodity contracts in its non-trading portfolio by approximately $214 million. For purposes of this calculation, an increase in the market price for electricity is considered an adverse movement because PPL's electricity portfolio is generally in a net sales position, and a decrease in the market price for fuel is considered an adverse movement because PPL's commodity fuels portfolio is generally in a net purchase position. PPL enters into these commodity contracts to reduce the market risk inherent in the generation of electricity.

In accordance with its marketing strategy, PPL does not completely hedge its generation output or fuel requirements. PPL estimates that for its entire portfolio, including all generation and physical and financial energy positions, neither a 10% adverse change in power prices across all geographic zones and time periods nor a 10% adverse movement in all fossil fuel prices would have a material impact on expected 2005 gross margins.

The data in the above charts includes the activity for PPL's synthetic fuel tax credit hedges. Additional information regarding these hedges can be found in the "Synthetic Fuel Tax Credit Risk" section below.

Commodity Price Risk (Trading)

PPL also executes energy contracts to take advantage of market opportunities. As a result, PPL may at times create a net open position in its portfolio that could result in significant losses if prices do not move in the manner or direction anticipated. The margins from these trading activities are shown in the Statement of Income as "Net energy trading margins."

PPL's trading contracts mature at various times through 2008. The following chart sets forth PPL's net fair value of trading contracts:

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Fair value of contracts outstanding at the beginning of the period	$16	$11	$10	$3

Contracts realized or otherwise settled during the period	(3)	(4)	(7)	(7)

Fair value of new contracts at inception	1		4	4

Other changes in fair values	(3)	5	4	12

Fair value of contracts outstanding at the end of the period	$11	$12	$11	$12

PPL will reverse $2 million of the $11 million unrealized trading gains over the next three months of 2005 as the transactions are realized.

The following chart segregates estimated fair values of PPL's trading portfolio at June 30, 2005, based on whether the fair values are determined by quoted market prices or other more subjective means:

	Fair Value of Contracts at Period-End Gains (Losses)

	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years	Total Fair Value

Source of Fair Value

Prices actively quoted	$1				$1

Prices provided by other external sources	7	$3	$(1)		9

Prices based on models and other valuation methods		1			1

Fair value of contracts outstanding at the end of the period	$8	$4	$(1)		$11

See "Commodity Price Risk (Non-trading)" for information on the various sources of fair value.

As of June 30, 2005, PPL estimated that a 10% adverse movement in market prices across all geographic areas and time periods would have decreased the value of the commodity contracts in its trading portfolio by $10 million.

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

At June 30, 2005, PPL's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was estimated at $5 million.

PPL is also exposed to changes in the fair value of its domestic and international debt portfolios. At June 30, 2005, PPL estimated that its potential exposure to a change in the fair value of its debt portfolio, through a 10% adverse movement in interest rates, was approximately $192 million.

PPL utilizes various risk management instruments to reduce its exposure to the expected future cash flow variability of its debt instruments. These risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financing. While PPL is exposed to changes in the fair value of these instruments, any changes in the fair value of these instruments are recorded in equity and then reclassified into earnings in the same period during which the item being hedged affects earnings. At June 30, 2005, the market value of these instruments, representing the amount PPL would pay upon their termination, was approximately $4 million. At June 30, 2005, PPL estimated that its potential exposure to a change in the fair value of these instruments, through a 10% adverse movement in the hedged exposure, was approximately $8 million.

PPL also utilizes various risk management instruments to adjust the mix of fixed and floating interest rates in its debt portfolio. While PPL is exposed to changes in the fair value of these instruments, any change in market value is recorded with an equal and offsetting change in the value of the debt being hedged. At June 30, 2005, PPL estimated that its potential exposure to a change in the fair value of these instruments, through a 10% adverse movement in interest rates, was approximately $11 million.

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

To protect expected income denominated in British pounds sterling, PPL entered into average rate options for £32 million. These options terminate in November 2005. At June 30, 2005, the market value of these positions, representing the amount PPL would receive upon their termination, was approximately $1 million.

To protect expected income in Chilean pesos, PPL entered into an average rate forward for 4 billion Chilean pesos. The settlement date of this forward is November 2005. At June 30, 2005, the market value of this position, representing the amount PPL would receive upon its termination, was insignificant.

PPL executed net forward sale transactions for £10 million to hedge a portion of its net investment in WPDH Limited. In May 2005, PPL entered into an offsetting transaction effectively closing this hedge. Both trades are scheduled to expire in December 2005. The net amount PPL will owe upon settlement of these trades is approximately $1 million.

WPDH Limited held a net position in cross-currency swaps totaling $1.1 billion to hedge the interest payments and value of its U.S. dollar-denominated bonds with maturity dates ranging from December 2006 to December 2028. The estimated value of this position at June 30, 2005, being the amount PPL would pay to terminate it, including accrued interest, was approximately $183 million.

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

Nuclear Decommissioning Fund - Securities Price Risk

In connection with certain NRC requirements, PPL Susquehanna maintains trust funds to fund certain costs of decommissioning the Susquehanna station. As of June 30, 2005, these funds were invested primarily in domestic equity securities and fixed-rate, fixed-income securities and are reflected at fair value on PPL's Balance Sheet. The mix of securities is designed to provide returns to be used to fund Susquehanna's decommissioning and to compensate for inflationary increases in decommissioning costs. However, the equity securities included in the trusts are exposed to price fluctuation in equity markets, and the values of fixed-rate, fixed-income securities in the trusts are exposed to changes in interest rates. PPL Susquehanna actively monitors the investment performance and periodically reviews asset allocation in accordance with its nuclear decommissioning trust policy statement. At June 30, 2005, a hypothetical 10% increase in interest rates and a 10% decrease in equity prices would have resulted in an estimated $31 million reduction in the fair value of the trust assets. See the "Nuclear Decommissioning" Note in the 2004 Form 10-K for more information regarding the nuclear decommissioning trust funds.

Synthetic Fuel Tax Credit Risk

Rising oil prices threaten to reduce the amount of synthetic fuel tax credits that PPL expects to receive through its synthetic fuel production. The tax credits are reduced if the annual average wellhead price of domestic crude oil falls within a phase-out range. The tax credits are eliminated if this reference price exceeds the phase-out range.

With the recent sharp increase in oil prices, PPL faces a substantially higher risk that its synthetic fuel tax credits will be reduced. Consequently, PPL implemented a risk management objective to hedge the variability of cash flows associated with its 2006 and 2007 synthetic fuel tax credits by hedging the risk that the 2006 and 2007 annual average wellhead price for domestic crude oil will be within the phase-out range.

PPL purchased options in the second quarter of 2005 to mitigate reductions in synthetic fuel tax credits if the annual average wellhead price for 2006 and 2007 falls within the applicable phase-out range. These hedges did not qualify for cash flow hedge accounting treatment. The mark-to-market value of these hedges for the three months ended June 30, 2005, was a gain of $6 million and is reflected in "Energy related businesses" revenues.

As of June 30, 2005, PPL estimated that a 10% adverse movement in market prices of crude oil would have decreased the value of the synthetic fuel hedges by $7 million. For purposes of this calculation, a decrease in the market price for crude oil is considered an adverse movement.

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

Application of Critical Accounting Policies

PPL's financial condition and results of operations are impacted by the methods, assumptions and estimates used in the application of critical accounting policies. The following accounting policies are particularly important to the financial condition or results of operations of PPL, and require estimates or other judgments of matters inherently uncertain: price risk management, pension and other postretirement benefits, asset impairment, leasing, loss accruals and asset retirement obligations.

See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in PPL's 2004 Form 10-K for a discussion of each critical accounting policy. The potential impairment of the Sundance power plant is no longer a consideration, due to its sale in May 2005. See Note 8 to the Financial Statements for additional information. PPL's senior management has reviewed these critical accounting policies, and the estimates and assumptions regarding them, with its Audit Committee. In addition, PPL's senior management reviewed the Form 10-K disclosures regarding the application of these critical accounting policies with the Audit Committee.

PPL ENERGY SUPPLY, LLC AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

PPL Energy Supply is an energy company with headquarters in Allentown, PA. In PPL Energy Supply's 2004 Form 10-K, a description of PPL Energy Supply's domestic and international businesses is found in "Item 1. Business - Background" and a listing of its principal subsidiaries is shown in Exhibit 99. Through its subsidiaries, PPL Energy Supply is primarily engaged in the generation and marketing of electricity in two key markets - the northeastern and western U.S. - and in the delivery of electricity in the U.K. and Latin America. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in PPL Energy Supply's 2004 Form 10-K for an overview of PPL Energy Supply's strategy and the risks and the challenges that it faces in its business.

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

Results of Operations

The following discussion begins with a review of PPL Energy Supply's earnings and a description of key factors by segment that management expects may impact future earnings. "Results of Operations" continues with a summary of results by reportable segment and ends with explanations of significant changes in principal items on PPL Energy Supply's Statement of Income, comparing the three and six months ended June 30, 2005, to the comparable periods in 2004.

WPD's results, as consolidated in PPL Energy Supply's Statement of Income, are impacted by changes in foreign currency exchange rates. For the three and six months ended June 30, 2005, compared with the same periods in 2004, changes in foreign exchange rates increased WPD's portion of revenue and expense line items by about 4% and 5%.

PPL Energy Supply's results in 2005 and 2004 were impacted by the reclassification of the operating losses of the Sundance plant prior to its sale in the second quarter of 2005. See Note 1 to the Financial Statements for further discussion.

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

Earnings

Net income was as follows:

Three Months Ended June 30,		Six Months Ended June 30,

2005	2004	2005	2004

$104	$157	$259	$303

The after-tax changes in net income were due to:

	June 30, 2005 vs. June 30, 2004

	Three Months Ended	Six Months Ended

Domestic:

Eastern U.S. non-trading margins	$(5)	$10

Northwestern U.S. non-trading margins	3	(5)

Southwestern U.S. non-trading margins	(2)	(3)

Net energy trading margins	(4)	2

Interest expense	3	(6)

Operation and maintenance expenses	(3)	(5)

Earnings from synfuel projects	12	19

Other	2	(2)

Total Domestic	6	10

International:

U.K.

Delivery margins	3

Operation and maintenance expenses	(3)	(8)

Interest expense	2	2

Impact of changes in foreign currency exchange rates	2	5

U.K. income taxes	1	3

Latin America		2

U.S. income taxes	3	9

Other	2	3

Total International	10	16

Unusual items	(69)	(70)

	$(53)	$(44)

The changes in net income from period to period were, in part, attributable to several unusual items with significant earnings impacts, including the sale of the Sundance plant, sales and impairments of investments and infrequently occurring items. The after-tax impacts of these unusual items were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Supply Segment

Sale of the Sundance plant (Note 8)	$(47)		$(47)

Acceleration of stock-based compensation expense for periods prior to 2005 (Note 2)			(3)

NorthWestern litigation (Note 9)			(6)

	(47)		(56)

International Delivery Segment

Sale of CGE (Note 8)		$1		$(7)

Sale of CEMAR (Note 8)		23		23

Sale of Latin American telecommunications company (Note 8)		(2)		(2)

		22		14

Total	$(47)	$22	$(56)	$14

The period-to-period changes in earnings components, including domestic gross energy margins by region and income statement line items, are discussed following the future earnings factors and segment results.

PPL Energy Supply's 2005 and future earnings could be, or will be, impacted by a number of key factors, including the following:

Supply Segment:

•
PPL Energy Supply's future energy margins will be impacted by changes in market prices for electricity, as well as fluctuations in fuel prices, fuel transportation costs and emission allowance expenses. For instance, although PPL Energy Supply expects market prices for electricity in 2005 to be higher than in 2004, PPL Energy Supply is not expecting an increase in its 2005 energy margins due to expected increases in the cost of fuel, fuel transportation and emissions allowances.

•
A key part of PPL Energy Supply's overall strategy has been to enter into long-term energy supply agreements in order to mitigate market price and supply risk. Whether PPL Energy Supply continues to enter into such agreements or renews existing energy supply agreements and the market conditions at that time will affect its future earnings. For example, based on current forward energy prices, PPL Energy Supply currently expects that, upon the expiration of certain of its existing supply agreements, it may be able to enter new supply agreements or arrangements at significantly higher market prices than the prices included in those existing supply agreements. See "Energy Purchases, Energy Sales and Other Commitments" in Note 9 to the Financial Statements for more information regarding PPL Energy Supply's wholesale energy commitments and "PLR Contracts" in Note 10 for more information regarding the PLR contracts.

•
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

•
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

•
In May 2005, a subsidiary of PPL Generation completed the sale of its 450 MW Sundance power plant located in Pinal County, Arizona to Arizona Public Service Company for approximately $190 million in cash. Proceeds of the sale were used to reduce PPL Energy Supply's outstanding debt and improve liquidity. PPL Energy Supply recognized a non-cash loss on the sale of approximately $47 million after tax in the second quarter of 2005 related to this transaction.

•
PPL Energy Supply's ability to manage operational risk with respect to its generation plants is critical to its financial performance. Specifically, depending on the timing and duration of both planned and unplanned outages (in particular, if such outages are during peak periods or during periods of, or caused by, severe weather), PPL Energy Supply's revenue from energy sales could be adversely affected and its need to purchase power at then-current market prices to satisfy its energy commitments could be significantly increased.

•
PPL Energy Supply has interests in two synthetic fuel facilities and receives tax credits pursuant to Section 29 of the Internal Revenue Code based on its sale of synthetic fuel to unaffiliated third-party purchasers. PPL Energy Supply has estimated that these facilities will contribute approximately $40 million per year to earnings through 2007, when the availability of such tax credits is scheduled to expire. See "IRS Synthetic Fuels Tax Credits" in Note 9 to the Financial Statements for a discussion of the requirements to receive the Section 29 tax credits and the impact of higher oil prices on the Section 29 tax credits. Also see "Risk Management - Energy Marketing & Trading and Other - Synthetic Fuel Tax Credit Risk" for a discussion of PPL Energy Supply's risk management activities to mitigate the impact of a potential phase-out of the synthetic fuel tax credit due to high oil prices.

•
To comply with existing and future environmental requirements and as a result of voluntary pollution control measures it may take, PPL Energy Supply expects to spend significant amounts on environmental control and compliance in the future. The costs of such measures, in most cases, are not now determinable with certainty. For instance, PPL Energy Supply's current cost estimates for sulfur dioxide reduction at its generating plants are preliminary and PPL Energy Supply could incur significantly higher capital and operating expenses due to more stringent environmental requirements, changing market conditions with respect to the cost of pollution control equipment or emissions allowances, delays in the installation of pollution control equipment or other factors. See "Environmental Matters - Domestic" in Note 9 to the Financial Statements for more information regarding current environmental requirements and initiatives, including those relating to air emissions, and PPL Energy Supply's anticipated capital expenditure program to meet the sulfur dioxide reduction requirements of the Clean Air Act.

•
In May 2005, PPL Energy Supply and NorthWestern reached an agreement in principle to settle litigation described under "NorthWestern Corporation Litigation" in Note 9 to the Financial Statements. See Note 9 for more information regarding this matter, including the agreement in principle and the status of the settlement discussions. PPL Energy Supply recognized a charge of $6 million after tax, in the first quarter of 2005 for a loss contingency related to this matter. PPL Energy Supply cannot be certain of the outcome of this matter.

International Delivery Segment:

•
Earnings in 2005 and beyond are expected to continue to be adversely affected by increased pension costs. Specifically, WPD will experience increased pension costs due to a recent actuarial valuation of WPD's plans that reflects higher pension obligations. The increase in pension costs in 2005 is forecasted to be approximately $24 million, after tax, and the increase in pension costs is expected to continue to be significant in 2006. An additional $4 million of expense, after tax, was recognized in the first quarter of 2005 related to termination benefits.

All Segments:

•
PPL Energy Supply is unable to predict whether future impairments of goodwill may be required for its domestic and international investments. While no goodwill impairments were required based on the annual review performed in the fourth quarter of 2004, future impairments may occur due to determinations of carrying value exceeding the fair value of these investments.

•
From time to time, PPL Energy Supply and its subsidiaries are involved in negotiations with third parties regarding acquisitions and dispositions of businesses and assets. Any such transactions may impact future earnings.

•	See Note 9 to the Financial Statements for other potential commitments and contingent liabilities that may impact future earnings.

•	See Note 16 to the Financial Statements for new accounting standards that have been issued but not yet adopted by PPL Energy Supply that may impact future earnings.

Segment Results

Net income by segment was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Supply	$50	$91	$143	$189

International Delivery	54	66	116	114

Total	$104	$157	$259	$303

Supply Segment

The Supply segment owns and operates power plants to generate electricity, markets this electricity and other power purchases to deregulated wholesale and retail markets and acquires and develops domestic generation projects. The Supply segment primarily consists of the activities of PPL Generation and PPL EnergyPlus.

Segment net income was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Energy revenues	$662	$671	$1,386	$1,395

Energy related businesses	142	106	258	204

Total operating revenues	804	777	1,644	1,599

Fuel and energy purchases	308	305	651	659

Other operation and maintenance	182	176	380	355

Depreciation	34	34	68	66

Taxes, other than income	11	10	21	21

Energy related businesses	155	118	288	228

Total operating expenses	690	643	1,408	1,329

Other Income - net	7	6	12	9

Interest Expense	19	18	41	22

Income Taxes	2	24	12	57

Minority Interest	1	1	1	1

Loss from Discontinued Operations	49	6	51	10

Total	$50	$91	$143	$189

The after-tax change in net income was due to the following factors, including the unusual items presented in the "Earnings" section:

	June 30, 2005 vs. June 30, 2004

	Three Months Ended	Six Months Ended

Eastern U.S. non-trading margins	$(5)	$10

Northwestern U.S. non-trading margins	3	(5)

Southwestern U.S. non-trading margins	(2)	(3)

Net energy trading margins	(4)	2

Interest expense	3	(6)

Operation and maintenance expenses	(3)	(5)

Earnings from synfuel projects	12	19

Other	2	(2)

Total	6	10

Unusual items	(47)	(56)

	$(41)	$(46)

•	See "Domestic Gross Energy Margins" for an explanation of non-trading margins by geographic region and for an explanation of net energy trading margins.

•
Higher operation and maintenance expenses for the six months ended June 30, 2005, was primarily due to accelerated amortization of stock-based compensation for retirement-eligible employees, which resulted from additional accounting guidance. See Note 2 to the Financial Statements for additional information. Also, expenses increased for both periods due to outage costs at the Colstrip Unit 2 and Corette facilities.

•	The improved earnings contribution from synfuel projects for both periods resulted primarily from the Tyrone facility that began commercial operation during the third quarter of 2004.

International Delivery Segment

The International Delivery segment owns and operates international energy businesses that are focused on the distribution of electricity. The segment primarily consists of the operations of the regulated international energy businesses of PPL Global. The majority of PPL Global's international businesses are located in the U.K., Chile, El Salvador and Bolivia.

Segment net income was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Utility revenues	$284	$255	$577	$534

Energy related businesses	19	17	37	34

Total operating revenues	303	272	614	568

Fuel and energy purchases	65	51	128	105

Other operation and maintenance	61	54	124	109

Depreciation	39	36	76	72

Taxes, other than income	15	13	29	27

Energy related businesses	8	6	13	27

Total operating expenses	188	160	370	340

Other Income - net	4	22	7	28

Interest Expense	52	53	102	102

Income Taxes	12	13	30	35

Minority Interest	1	1	3	3

Loss from Discontinued Operations		1		2

Total	$54	$66	$116	$114

The after-tax change in net income was due to the following factors, including the unusual items presented in the "Earnings" section:

	June 30, 2005 vs. June 30, 2004

	Three Months Ended	Six Months Ended

U.K.

Delivery margins	$3

Operation and maintenance expenses	(3)	$(8)

Interest expense	2	2

Impact of changes in foreign currency exchange rates	2	5

U.K. income taxes	1	3

Latin America		2

U.S. income taxes	3	9

Other	2	3

Total	10	16

Unusual items	(22)	(14)

	$(12)	$2

•
The U.K.'s earnings were positively impacted in both periods by favorable currency exchange rates, and higher delivery margins for the three months ended June 30, 2005, primarily due to favorable customer mix. These favorable variances were offset by higher operation and maintenance expenses, primarily due to increased pension costs in both periods.

•	U.S. income taxes decreased primarily due to greater utilization of foreign tax credits in both periods.

Consolidated Statement of Income Line Item Discussion --

Domestic Gross Energy Margins

The following table provides pre-tax changes in the income statement line items that comprise domestic gross energy margins:

	June 30, 2005 vs. June 30, 2004

	Three Months Ended	Six Months Ended

Wholesale energy marketing	$(14)	$(23)

Wholesale energy marketing to affiliate	18	23

Unregulated retail electric	(6)	(12)

Net energy trading margins	(7)	3

Other revenue adjustments (a)	9	22

Total revenues		13

Fuel	(17)	16

Energy purchases	41	5

Energy purchases from affiliate	(7)	(6)

Other cost adjustments (a)	(4)	(8)

Total cost of sales	13	7

Domestic gross energy margins	$(13)	$6

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

Changes in Domestic Gross Energy Margins By Region

Domestic gross energy margins are generated through PPL Energy Supply's normal hedging (non-trading) activities, as well as trading activities. PPL Energy Supply manages its non-trading energy business on a geographic basis that is aligned with its generation assets. Beginning in the second quarter of 2005, PPL Energy Supply participates in the Midwest ISO (MISO), an independent transmission system operator that serves the electric transmission needs of much of the Midwest. PPL Energy Supply records its business activities within MISO consistent with its accounting for activities in other RTOs.

	June 30, 2005 vs. June 30, 2004

	Three Months Ended	Six Months Ended

Eastern U.S.	$(8)	$18

Northwestern U.S.	5	(9)

Southwestern U.S.	(3)	(6)

Net energy trading	(7)	3

Domestic gross energy margins	$(13)	$6

Eastern U.S.

Eastern U.S. non-trading margins were lower for the three months ended June 30, 2005, compared with the same period in 2004, due to lower sales volumes and higher fuel and purchased power prices. Wholesale sales volumes decreased 22% in conjunction with reduced generation. PPL Energy Supply's generation was down 6% over 2004 due to outages at coal-fired stations, as well as lower economic dispatch from its oil-fired station. The average cost of fuel increased only 2% despite a 15% increase in the average cost of consumed coal, primarily due to the diverse mix of generation that included higher nuclear generation in 2005. In addition, power purchase prices increased by 15%, primarily as a result of higher market prices for fossil fuel. Partially offsetting lower sales volumes and higher purchase prices were favorable transmission congestion positions and gains on sales of emission allowances, as well as higher PLR revenues. PLR sales prices increased 2% in accordance with the schedule established by the PUC.

Eastern U.S. non-trading margins were higher for the six months ended June 30, 2005, compared with the same period in 2004, due to higher average PLR sales prices and wholesale prices. Wholesale prices also increased by 9% due to higher market prices for fossil fuel. These favorable drivers were partially offset by higher fossil fuel prices; the average consumed cost of fuel increased 9% compared to 2004, primarily due to coal price increases. In addition, PPL Energy Supply benefited from favorable transmission congestion positions, and gains on sales of emission allowances.

Northwestern U.S.

Northwestern U.S. non-trading margins were higher for the three months ended June 30, 2005, compared with the same period in 2004, primarily due to a retroactive coal price increase caused by an unfavorable arbitration ruling effective April 2004, which increased the cost of coal at PPL Montana's Colstrip plant. An incremental expense of $6 million was recorded during the three months ended June 30, 2004, as a result of the ruling, most of which related to years 2001 to 2003.

Northwestern U.S. non-trading margins were lower for the six months ended June 30, 2005, compared with the same period in 2004, due to an extended outage at a coal-fired station. Overall, generation decreased 9% compared to 2004. Partially offsetting this margin decrease was the effect of the $6 million incremental coal cost recorded in 2004 to reflect the unfavorable arbitration ruling.

Southwestern U.S.

Southwestern U.S. non-trading margins decreased for the three and six months ended June 30, 2005, compared with the same periods in 2004. The reduction in margins was primarily due to the cost incurred to terminate a tolling arrangement on the Griffith plant during the second quarter of 2005, as well as lower generation in 2005.

Net Energy Trading

PPL Energy Supply enters into certain energy contracts that meet the criteria of trading derivatives as defined by EITF Issue 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities." These physical and financial contracts cover trading activity associated with electricity, gas and oil. The decrease for the three months ended June 30, 2005, was primarily due to a decrease in unrealized gains on electricity, oil and gas positions. The physical volumes associated with energy trading for the three months ended June 30, 2005, were 1,200 GWh and 3.1 Bcf, compared with 1,186 GWh and 1.8 Bcf for the three months ended June 30, 2004.

The increase for the six months ended June 30, 2005, was primarily due to an increase in gains on wholesale electricity positions. The physical volumes associated with energy trading for the six months ended June 30, 2005, were 2,265 GWh and 7.6 Bcf, compared with 2,180 GWh and 4.3 Bcf for the six months ended June 30, 2004.

Utility Revenues

The increases in utility revenues were attributable to the following:

	June 30, 2005 vs. June 30, 2004

	Three Months Ended	Six Months Ended

International:

Retail electric delivery (PPL Global)

Chile	$14	$21

U.K.	13	17

El Salvador	2	5

	$29	$43

The increases for both periods were primarily due to:

•
higher revenues in Chile primarily due to a 7.8% and 7.6% increase in sales volumes for the three and six months ended June 30, 2005, compared with the same periods in 2004, and higher average prices overall; and

•
higher U.K. revenues, primarily due to the change in foreign currency exchange rates and an increase in unit prices effective April 1, 2005, partially offset by a reduction in certain charges which had been a pass-through to customer rates.

Energy Related Businesses

Energy related businesses contributed $1 million less to operating income for the three months ended June 30, 2005, compared with the same period in 2004. The decrease was primarily attributable to:

•	an aggregate increase of $2 million from domestic subsidiaries, including the energy services subsidiaries and a pipeline subsidiary; and
•	an aggregate increase of $2 million from various international subsidiary businesses; more than offset by
•
additional pre-tax losses in 2005 of $5 million on synfuel projects. This reflects $11 million of additional expenses due to higher production levels, offset by a $6 million unrealized gain on options purchased to hedge the risk associated with synthetic fuel tax credits for 2006 and 2007.

Energy related businesses contributed $11 million more to operating income for the six months ended June 30, 2005, compared with the same period in 2004. The increase was primarily attributable to:

•	a $15 million pre-tax loss in 2004, related to the sale of CGE (see Note 8 to the Financial Statements);
•	an aggregate increase of $4 million from various international subsidiary businesses; and
•	a $3 million increase from energy services subsidiaries due to a favorable closeout on a major project, improved margins and an increase in business; partially offset by
•
additional pre-tax losses in 2005 of $11 million on synfuel projects. This reflects $17 million of additional expenses due to higher production levels, offset by a $6 million unrealized gain on options purchased to hedge the risk associated with synthetic fuel tax credits for 2006 and 2007.

Other Operation and Maintenance

The increases in other operation and maintenance expenses were due to:

	June 30, 2005 vs. June 30, 2004

	Three Months Ended	Six Months Ended

Increase in domestic and international pension costs	$12	$25

Increase in allocation of corporate service costs (Note 10)	4	10

Outage costs at the Colstrip Unit 2 and Corette facilities	3	4

Increase in foreign currency exchange rates	1	3

Accelerated amortization of stock-based compensation (Note 2)	1	13

NorthWestern litigation accrual (Note 9)		9

Reduction in WPD costs that are a pass-through to customers	(1)	(6)

Gain on sales of emission allowances	(4)	(11)

Other	(3)	(7)

	$13	$40

The increases in net pension costs were primarily attributable to a reduction in the discount rate assumptions for PPL Energy Supply's domestic pension plans at December 31, 2004, increased amortization of prior year actuarial losses for WPD's pension plans and termination benefits. These events will result in PPL Energy Supply's recognition of increased net pension costs in 2005. See Note 13 to the Financial Statements for details of the costs of PPL Energy Supply's pension plans.

Depreciation

The increases in depreciation expense were due to:

	June 30, 2005 vs. June 30, 2004

	Three Months Ended	Six Months Ended

Lower Mt. Bethel generation facility, which began commercial operation in May 2004	$2	$6

Other additions to PP&E	1	2

Foreign currency exchange rates	2	3

Extension of useful lives of certain fossil generation assets (Note 2)	(2)	(5)

	$3	$6

Other Income - net

See Note 11 to the Financial Statements for details of other income.

Interest Expense

The increase in interest expense, including interest with affiliates, was due to:

	June 30, 2005 vs. June 30, 2004

	Three Months Ended		Six Months Ended

Interest expense related to the Lower Mt. Bethel generation facility, which began commercial operation in May 2004 (a)		$5	$14

Increase (decrease) in other long-term debt interest expense		(1)	3

Increase in interest expense with affiliate		2	6

Increase in short-term debt interest expense		1	3

Increase in foreign currency exchange rates		2	3

Decrease in interest expense due to the repayment in June 2004 of financing related to the University Park generation facility (b)		(4)	(7)

Financing costs associated with the repayment of the consolidated trust's debt for the University Park generation facility (b)		(6)	(6)

Other		1	3

	$		$19

(a)	Prior to commercial operation, interest related to the Lower Mt. Bethel financing was capitalized as part of the cost of the facility.
(b)
In June 2004, a subsidiary of PPL Energy Supply purchased the University Park generation facility from the lessor that was consolidated by PPL Energy Supply under FIN 46 (revised December 2003), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." In connection with the purchase, the related financing was repaid.

Income Taxes

Income taxes decreased by $23 million and $50 million for the three and six months ended June 30, 2005, compared with the same periods in 2004. The decreases were primarily attributable to:

•
tax benefits of $15 million and $25 million for the three and six months ended June 30, 2005, related to additional nonconventional fuel tax credits in excess of credits recognized for the same periods in 2004;

•	a $5 million increase and a $2 million decrease in tax expense on foreign earnings for the three and six months ended June 30, 2005, relative to the same periods in 2004; and
•	decreases of $16 million and $25 million in income tax expense due to lower pre-tax book income for the three and six months ended June 30, 2005, relative to the same periods in 2004.

See Note 5 to the Financial Statements for details on effective income tax rates.

Discontinued Operations

In the second quarter of 2005, PPL Energy Supply recorded a $47 million loss, net of a tax benefit of $26 million, on the sale of its Sundance power plant. See Note 8 to the Financial Statements for information on the sale, along with information regarding operating losses recorded in 2004 and 2005 for the Sundance plant prior to the sale and for losses recorded in 2004 related to the sale of PPL Global's investment in a Latin American telecommunications company.

Financial Condition

Liquidity

At June 30, 2005, PPL Energy Supply had $167 million of cash and short-term investments and $75 million of short-term debt. At December 31, 2004, PPL Energy Supply had $408 million in cash and short-term investments and no short-term debt. The decrease in PPL Energy Supply's cash and short-term investment position was primarily the net result of:

•	the retirement of $208 million of foreign long-term debt;
•	distributions to Member of $119 million;
•	the retirement of $300 million in note payable to affiliate; and
•	$258 million of capital expenditures; offset by
•	$374 million of cash provided by operating activities;
•	$190 million of proceeds from the sale of the Sundance generation plant; and
•	an $83 million net increase in short-term debt.

In May 2003, PPL Energy Supply issued $400 million of 2-5/8% Convertible Senior Notes due 2023. Based on the terms at the time of issuance, the Convertible Senior Notes could be settled entirely in cash or shares of PPL common stock. The notes were modified in November 2004 to require cash settlement of the principal amount, permit settlement of any conversion premium in cash or stock and eliminate a provision that required settlement in stock in the event of default.

The terms of the Convertible Senior Notes include a market price trigger that permits holders to convert the notes during any fiscal quarter if the closing sale price of PPL's common stock exceeds $59.67 for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter. This market price trigger has not been met. However, PPL's common stock price currently is trading above $59.67. As described above, if the market price trigger is met and holders elect to convert the Convertible Senior Notes, PPL and PPL Energy Supply would be required to settle the par value in cash and any value above par in cash or common stock. PPL and PPL Energy Supply have, and expect to continue to have, sufficient liquidity sources to fund any such conversions.

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

Also in January 2005, Fitch announced that it downgraded the WPD companies' senior unsecured credit ratings by one notch as follows:

•	WPDH Limited to BBB- from BBB
•	WPD LLP to BBB from BBB+
•	WPD (South West) and WPD (South Wales) to BBB+/F2 from A-/F1

Fitch has a stable outlook on all of the WPD companies.

Fitch stated that its downgrade was prompted by the high level of pension-adjusted leverage at WPD. Fitch acknowledged that WPD's funding plan should reduce its pension deficit over time, and it expects WPD to proceed with its de-leveraging program. However, Fitch indicated that it is not certain enough, due to the unpredictability in future pension valuations, that pension-adjusted leverage will support a BBB rating at WPDH Limited. Fitch indicated that WPD (South West) and WPD (South Wales) have been downgraded to maintain a two-notch differential with WPDH Limited because Fitch does not believe that WPD's financial ring-fencing is restrictive enough to support a three-notch differential.

In June 2005, Moody's revised its outlooks to stable from negative on the senior unsecured debt and issuer ratings of WPDH Limited, the senior unsecured debt ratings of WPD LLP and the subordinated unsecured debt ratings of WPD LLP's subsidiary SIUK Capital Trust I. Moody's indicated that this positive change to the financial profiles resulted from a reduction in consolidated adjusted leverage at the WPD companies as a result of the redeployment to WPD of surplus cash from Latin American subsidiaries of PPL Energy Supply and from PPL Energy Supply's commitment to suspend its dividend from WPDH Limited in the current fiscal year. At the same time, Moody's affirmed the WPD companies' long-term and short-term credit rating. The outlook on the debt ratings of WPD (South Wales) and WPD (South West) was already stable.

For additional information on PPL Energy Supply's liquidity, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in PPL Energy Supply's 2004 Form 10-K.

Capital Expenditure Requirements

The schedule below shows PPL Energy Supply's current capital expenditure projections for the years 2005-2009:

	Projected

	2005	2006	2007	2008	2009

Generating facilities	$195	$231	$208	$150	$138

Transmission and distribution facilities	287	292	283	286	293

Environmental	51	347	498	374	148

Other	37	52	38	17	18

Total Construction Expenditures (a) (b)	570	922	1,027	827	597

Nuclear fuel	68	69	76	76	78

Total Capital Expenditures	$638	$991	$1,103	$903	$675

(a)	Construction expenditures include capitalized interest, which is expected to be less than $16 million in each of the years 2005-2009.
(b)	This information excludes any potential investments by PPL Global for new projects.

PPL Energy Supply's capital expenditure projections for the years 2005-2009 total approximately $4.3 billion. Capital expenditure plans are revised periodically to reflect changes in market and asset regulatory conditions. The above schedule has been revised from that which was presented in PPL Energy Supply's 2004 Form 10-K primarily to reflect the installation costs of sulfur dioxide scrubbers and other pollution control equipment. See Note 9 for additional information. PPL Energy Supply also leases vehicles, personal computers and other equipment as described in Note 10 to the Financial Statements of PPL Energy Supply's 2004 Form 10-K.

Risk Management - Energy Marketing & Trading and Other

Market Risk

Commodity Price Risk (Non-Trading)

PPL Energy Supply's commodity derivative contracts that hedge its commodity price risk mature at various times through 2010. The following chart sets forth PPL Energy Supply's net fair value of these contracts:

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Fair value of contracts outstanding at the beginning of the period	$(106)	$84	$(9)	$86

Contracts realized or otherwise settled during the period	(15)	(20)	(24)	(44)

Fair value of new contracts at inception	13		13

Other changes in fair values	(19)	21	(107)	43

Fair value of contracts outstanding at the end of the period	$(127)	$85	$(127)	$85

The following chart segregates estimated fair values of PPL Energy Supply's commodity derivative contracts that qualify for hedge accounting treatment at June 30, 2005, based on whether the fair values are determined by quoted market prices or other more subjective means:

	Fair Value of Contracts at Period-End Gains (Losses)

	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years	Total Fair Value

Source of Fair Value

Prices actively quoted	$11	$15	$4		$30

Prices provided by other external sources	(8)	(126)	(23)		(157)

Prices based on models and other valuation methods

Fair value of contracts outstanding at the end of the period	$3	$(111)	$(19)		$(127)

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

As of June 30, 2005, PPL Energy Supply estimated that a 10% adverse movement in market prices of both electricity and fuel across all geographic areas and time periods would have decreased the value of the commodity contracts in its non-trading portfolio by approximately $214 million. For purposes of this calculation, an increase in the market price for electricity is considered an adverse movement because PPL Energy Supply's electricity portfolio is generally in a net sales position, and a decrease in the market price for fuel is considered an adverse movement because PPL Energy Supply's commodity fuels portfolio is generally in a net purchase position. PPL Energy Supply enters into these commodity contracts to reduce the market risk inherent in the generation of electricity.

In accordance with its marketing strategy, PPL Energy Supply does not completely hedge its generation output or fuel requirements. PPL Energy Supply estimates that for its entire portfolio, including all generation and physical and financial energy positions, neither a 10% adverse change in power prices across all geographic zones and time periods nor a 10% adverse movement in all fossil fuel prices would have a material impact on expected 2005 gross margins.

The data in the above charts includes the activity for PPL Energy Supply's synthetic fuel tax credit hedges. Additional information regarding these hedges can be found in the "Synthetic Fuel Tax Credit Risk" section below.

Commodity Price Risk (Trading)

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

PPL Energy Supply's trading contracts mature at various times through 2008. The following chart sets forth PPL Energy Supply's net fair value of trading contracts:

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Fair value of contracts outstanding at the beginning of the period	$16	$11	$9	$3

Contracts realized or otherwise settled during the period	(3)	(4)	(6)	(7)

Fair value of new contracts at inception	1		4	4

Other changes in fair values	(3)	5	4	12

Fair value of contracts outstanding at the end of the period	$11	$12	$11	$12

PPL Energy Supply will reverse $2 million of the $11 million unrealized trading gains over the next three months of 2005 as the transactions are realized.

The following chart segregates estimated fair values of PPL Energy Supply's trading portfolio at June 30, 2005, based on whether the fair values are determined by quoted market prices or other more subjective means:

	Fair Value of Contracts at Period-End Gains (Losses)

	Maturity Less Than 1 year	Maturity 1-3 years	Maturity 4-5 years	Maturity in Excess of 5 Years	Total Fair Value

Source of Fair Value

Prices actively quoted	$1				$1

Prices provided by other external sources	7	$3	$(1)		9

Prices based on models and other valuation methods		1			1

Fair value of contracts outstanding at the end of the period	$8	$4	$(1)		$11

See "Commodity Price Risk (Non-trading)" for information on the various sources of fair value.

As of June 30, 2005, PPL Energy Supply estimated that a 10% adverse movement in market prices across all geographic areas and time periods would have decreased the value of the commodity contracts in its trading portfolio by $10 million.

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

At June 30, 2005, PPL Energy Supply's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was estimated at $1 million.

PPL Energy Supply is also exposed to changes in the fair value of its domestic and international debt portfolios. At June 30, 2005, PPL Energy Supply estimated that its potential exposure to a change in the fair value of its debt portfolio, through a 10% adverse movement in interest rates, was approximately $142 million.

PPL and PPL Energy Supply utilize various risk management instruments to reduce PPL Energy Supply's exposure to the expected future cash flow variability of its debt instruments. These risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financing. While PPL Energy Supply is exposed to changes in the fair value of these instruments, any changes in the fair value of these instruments are recorded in equity and then reclassified into earnings in the same period during which the item being hedged affects earnings. At June 30, 2005, the market value of these instruments, representing the amount PPL Energy Supply would pay upon their termination, was insignificant. At June 30, 2005, PPL estimated that its potential exposure to a change in the fair value of these instruments, through a 10% adverse movement in the hedged exposure, was insignificant.

PPL and PPL Energy Supply also utilize various risk management instruments to adjust the mix of fixed and floating interest rates in PPL Energy Supply's debt portfolio. While PPL Energy Supply is exposed to changes in the fair value of these instruments, any change in market value is recorded with an equal and offsetting change in the value of the debt being hedged. At June 30, 2005, PPL Energy Supply estimated that its potential exposure to a change in the fair value of these instruments, through a 10% adverse movement in interest rates, was approximately $1 million.

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

To protect expected income denominated in British pounds sterling, PPL entered into average rate options for £32 million. These options terminate in November 2005. At June 30, 2005, the market value of these positions, representing the amount PPL would receive upon their termination, was approximately $1 million.

To protect expected income in Chilean pesos, PPL entered into an average rate forward for 4 billion Chilean pesos. The settlement date of this forward is November 2005. At June 30, 2005, the market value of this position, representing the amount PPL would receive upon its termination, was insignificant.

PPL executed net forward sale transactions for £10 million to hedge a portion of its net investment in WPDH Limited. In May 2005, PPL entered into an offsetting transaction effectively closing this hedge. Both trades are scheduled to expire in December 2005. The net amount PPL will owe upon settlement of these trades is approximately $1 million.

WPDH Limited held a net position in cross-currency swaps totaling $1.1 billion to hedge the interest payments and value of its U.S. dollar-denominated bonds with maturity dates ranging from December 2006 to December 2028. The estimated value of this position at June 30, 2005, being the amount PPL would pay to terminate it, including accrued interest, was approximately $183 million.

On the Statement of Income, gains and losses associated with hedges of interest payments denominated in foreign currencies are reflected in "Interest Expense." Gains and losses associated with the purchase of equipment are reflected in "Depreciation." Gains and losses associated with net investment hedges remain in accumulated other comprehensive loss, as a component of "Member's Equity" on the Balance Sheet, until the investment is disposed.

Nuclear Decommissioning Fund - Securities Price Risk

In connection with certain NRC requirements, PPL Susquehanna maintains trust funds to fund certain costs of decommissioning the Susquehanna station. As of June 30, 2005, these funds were invested primarily in domestic equity securities and fixed-rate, fixed-income securities and are reflected at fair value on PPL Energy Supply's Balance Sheet. The mix of securities is designed to provide returns to be used to fund Susquehanna's decommissioning and to compensate for inflationary increases in decommissioning costs. However, the equity securities included in the trusts are exposed to price fluctuation in equity markets, and the values of fixed-rate, fixed-income securities in the trusts are exposed to changes in interest rates. PPL Susquehanna actively monitors the investment performance and periodically reviews asset allocation in accordance with its nuclear decommissioning trust policy statement. At June 30, 2005, a hypothetical 10% increase in interest rates and a 10% decrease in equity prices would have resulted in an estimated $31 million reduction in the fair value of the trust assets. See the "Nuclear Decommissioning" Note in the 2004 Form 10-K for more information regarding the nuclear decommissioning trust funds.

Synthetic Fuel Tax Credit Risk

Rising oil prices threaten to reduce the amount of synthetic fuel tax credits that PPL Energy Supply expects to receive through its synthetic fuel production. The tax credits are reduced if the annual average wellhead price of domestic crude oil falls within a phase-out range. The tax credits are eliminated if this reference price exceeds the phase-out range.

With the recent sharp increase in oil prices, PPL Energy Supply faces a substantially higher risk that its synthetic fuel tax credits will be reduced. Consequently, PPL Energy Supply implemented a risk management objective to hedge the variability of cash flows associated with its 2006 and 2007 synthetic fuel tax credits by hedging the risk that the 2006 and 2007 annual average wellhead price for domestic crude oil will be within the phase-out range.

PPL Energy Supply purchased options in the second quarter of 2005 to mitigate reductions in synthetic fuel tax credits if the annual average wellhead price for 2006 and 2007 fall within the applicable phase-out range. These hedges did not qualify for cash flow hedge accounting treatment. The mark-to-market value of these hedges for the three months ended June 30, 2005, was a gain of $6 million and is reflected in "Energy related businesses" revenues.

As of June 30, 2005, PPL Energy Supply estimated that a 10% adverse movement in market prices of crude oil would have decreased the value of the synthetic fuel hedges by $7 million. For purposes of this calculation, a decrease in the market price for crude oil is considered an adverse movement.

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

Application of Critical Accounting Policies

PPL Energy Supply's financial condition and results of operations are impacted by the methods, assumptions and estimates used in the application of critical accounting policies. The following accounting policies are particularly important to the financial condition or results of operations of PPL Energy Supply, and require estimates or other judgments of matters inherently uncertain: price risk management, pension and other postretirement benefits, asset impairment, leasing, loss accruals and asset retirement obligations.

See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in PPL Energy Supply's 2004 Form 10-K for a discussion of each critical accounting policy. The potential impairment of the Sundance power plant is no longer a consideration, due to its sale in May 2005. See Note 8 to the Financial Statements for additional information. PPL's senior management has reviewed these critical accounting policies, and the estimates and assumptions regarding them, with its Audit Committee. In addition, PPL's senior management reviewed the Form 10-K disclosures regarding the application of these critical accounting policies with the Audit Committee.

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

Results of Operations

The following discussion, which explains significant changes in principal items on the Statement of Income, compares the three and six months ended June 30, 2005, with the comparable periods in 2004.

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

Earnings

Income available to PPL was as follows:

Three Months Ended June 30,		Six Months Ended June 30,

2005	2004	2005	2004

$36	$3	$51	$36

The after-tax changes in income available to PPL were due to:

	June 30, 2005 vs. June 30, 2004

	Three Months Ended	Six Months Ended

Delivery revenues (net of CTC/ITC amortization, interest expense on transition bonds and ancillary charges)	$30	$58

Operation and maintenance expenses	1	(12)

Taxes, other than income (excluding gross receipts taxes)		(8)

Other	2	6

Unusual items		(29)

	$33	$15

The change in net income for the six months ended June 30, 2005, compared with the same period in 2004 was, in part, attributable to two unusual items in 2005 with significant earnings impacts. The after-tax impacts of these unusual items were as follows:
	Six Months Ended June 30,

	2005	2004

PJM billing dispute (Note 9)	$(27)

Acceleration of stock-based compensation expense for periods prior to 2005 (Note 2)	(2)

Total	$(29)

The period-to-period changes in earnings components are discussed following the future earnings factors.

PPL Electric's 2005 and future earnings could be, or will be, impacted by a number of key factors, including the following:

•
In December 2004, the PUC approved an increase in PPL Electric's distribution rates of approximately $137 million (based on a return on equity of 10.7%), and approved PPL Electric's proposed mechanism for collecting an additional $57 million in transmission-related charges, for a total increase of approximately $194 million, effective January 1, 2005.

•
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

•
In January 2005, severe ice storms hit PPL Electric's service territory. PPL Electric had to restore service to approximately 238,000 customers. Although the actual cost of these storms and the specific allocation of such cost between operation and maintenance expense and capital costs is not yet finalized, PPL Electric currently estimates a total cost of $21 million, with approximately $18 million being recorded as an expense on PPL Electric's income statement for the six months ended June 30, 2005.

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

PPL Electric also cannot predict whether other incidents of severe weather will cause significant facility damages and service disruptions that would also result in significant costs.

•
As a result of the Order issued by the FERC in connection with the litigation described under "PJM Billing" in Note 9 to the Financial Statements, PPL Electric recognized an after-tax charge of $27 million in the first quarter of 2005 for a loss contingency related to the litigation. PPL Electric cannot be certain of the outcome and impact of this matter.

•	See Note 9 to the Financial Statements for other potential commitments and contingent liabilities that may impact future earnings.

•	See Note 16 to the Financial Statements for new accounting standards that have been issued but not yet adopted by PPL Electric that may impact future earnings.

Operating Revenues

Retail Electric

The increases in revenues from retail electric operations were attributable to the following:

	June 30, 2005 vs. June 30, 2004

	Three Months Ended	Six Months Ended

Electric delivery	$50	$82

PLR electric generation supply	25	41

Other	(6)	(6)

	$69	$117

The increases in delivery revenues for both periods were primarily due to higher transmission and distribution customer rates effective January 1, 2005. The six-month period ended June 30, 2005, compared with the same period in 2004, was also impacted by a 2.2% increase in sales volumes.

Higher PLR revenues for both periods were due to higher energy and capacity rates in 2005 compared with 2004, and increases in volumes of 2.3% and 4.1% for the three and six months ended June 30, 2005, compared with the same periods in 2004, in part due to the return of customers previously served by alternate suppliers.

Wholesale Electric to Affiliate

PPL Electric has a contract to sell to PPL EnergyPlus the electricity that PPL Electric purchases under contracts with NUGs. The decreases of $7 million and $6 million in wholesale revenue to affiliate for the three and six months ended June 30, 2005, compared with the same periods in 2004, were primarily due to an unplanned outage at a NUG facility during the second quarter of 2005. PPL Electric therefore had less electricity to sell to PPL EnergyPlus.

Energy Purchases

Energy purchases decreased by $8 million for the three months ended June 30, 2005, compared with the same period in 2004, primarily the result of an unplanned outage at a NUG facility.

Energy purchases increased by $28 million for the six months ended June 30, 2005, compared with the same period in 2004, primarily due to the $39 million pre-tax accrual for the PJM billing dispute, offset by a $6 million decrease due to an unplanned NUG outage and $4 million in lower ancillary service costs in connection with the power supply contracts with PPL EnergyPlus. See Note 9 to the Financial Statements for additional information regarding the loss accrual recorded for the PJM billing dispute.

Energy Purchases from Affiliate

Energy purchases from affiliate increased by $18 million and $23 million for the three and six months ended June 30, 2005, compared with the same periods in 2004. The increases reflect higher prices for energy purchased under the power supply contracts with PPL EnergyPlus needed to support PLR load, as well as an increase in that load for the six months ended June 30, 2005.

Other Operation and Maintenance

Other operation and maintenance expense increased by $21 million for the six months ended June 30, 2005, compared with the same period in June 2004. This increase was primarily due to $18 million of costs associated with severe ice storms that hit PPL Electric's service territory in January 2005 and a $5 million charge in the first quarter of 2005 for accelerated amortization of stock-based compensation for retirement-eligible employees, which resulted from additional accounting guidance. See Note 2 to the Financial Statements for additional information on stock-based compensation.

Taxes, Other Than Income

Taxes, other than income, increased by $5 million during the three months ended June 30, 2005, compared with the same period in 2004, primarily due to a $4 million increase in domestic gross receipts tax expense, which is a result of higher transmission and distribution customer rates effective January 1, 2005.

In the first quarter of 2004, PPL Electric reversed a $14 million accrued liability for 1998 and 1999 PURTA taxes that had been accrued based on potential exposure in the proceedings regarding the Susquehanna nuclear station tax assessment. The rights of third-party intervenors to further appeal expired in 2004. The reversal, and a $7 million increase in domestic gross receipts tax expense in 2005, are the primary reasons for the $21 million increase in taxes, other than income, for the six months ended June 30, 2005, compared with the same period in 2004.

Other Income - net

See Note 11 to the Financial Statements for details of other income.

Interest Expense

Interest expense, including interest expense with affiliate, decreased by $2 million for the three months ended June 30, 2005, compared with the same period in 2004, primarily due to the net impact of long-term debt retirements. This decrease was partially offset by $2 million of additional interest paid on collateral held by PPL Electric relating to the PLR contract.

Interest expense, including interest expense with affiliate, increased by $2 million for the six months ended June 30, 2005, compared with the same period in 2004, primarily due to $8 million of interest accrued for the PJM billing dispute and $5 million of additional interest paid on collateral held by PPL Electric relating to the PLR contract. These increases were partially offset by the net impact of long-term debt retirements. Over the last 12 months, $503 million of long-term debt retirements have occurred, while new issuances over the same period totaled $224 million. See Note 10 to the Financial Statements for further discussion of collateral held under the PLR contract.

Income Taxes

Income taxes increased by $23 million and $6 million for the three and six months ended June 30, 2005, compared with the same periods in 2004, primarily due to higher pre-tax book income in 2005 relative to 2004.

See Note 5 to the Financial Statements for details on effective income tax rates.

Financial Condition

Liquidity

At June 30, 2005, PPL Electric had $55 million of cash and short-term investments and $87 million of short-term debt. At December 31, 2004, PPL Electric had $161 million in cash and short-term investments and $42 million of short-term debt. The decrease in PPL Electric's cash and short-term investment position was primarily the net result of:

•	the retirement of $380 million of long-term debt;
•	the payment of $27 million of common and preferred dividends;
•	a $53 million increase in restricted cash; and
•	$85 million of capital expenditures; partially offset by
•	$174 million of cash provided by operating activities;
•	the issuance of $224 million of tax-exempt long-term debt; and
•	a $45 million net increase in short-term debt.

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

Interest Rate Risk

PPL Electric has issued debt to finance its operations, which increases its interest rate risk. At June 30, 2005, PPL Electric's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was insignificant.

PPL Electric is also exposed to changes in the fair value of its debt portfolio. At June 30, 2005, PPL Electric estimated that its potential exposure to a change in the fair value of its debt portfolio, through a 10% adverse movement in interest rates, was approximately $43 million.

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

Application of Critical Accounting Policies

PPL Electric's financial condition and results of operations are impacted by the methods, assumptions and estimates used in the application of critical accounting policies. The following accounting policies are particularly important to the financial condition or results of operations of PPL Electric, and require estimates or other judgments of matters inherently uncertain: pension and other postretirement benefits and loss accruals.

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

PPL CORPORATION
PPL ENERGY SUPPLY, LLC
PPL ELECTRIC UTILITIES CORPORATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Reference is made to "Risk Management - Energy Marketing & Trading and Other" for PPL and PPL Energy Supply and "Risk Management" for PPL Electric in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

The registrants' principal executive officers and principal financial officers, based on their evaluation of the registrants' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) have concluded that, as of June 30, 2005, the registrants' disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period for which this quarterly report has been prepared. The aforementioned principal officers have concluded that the disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to management, including the chief executive and chief financial officers, to allow for timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For additional information regarding various pending administrative and judicial proceedings involving regulatory, environmental and other matters, which information is incorporated by reference into this Part II, see:

•	"Item 3. Legal Proceedings" in PPL's, PPL Energy Supply's and PPL Electric's 2004 Form 10-K; and

•	Note 9 of the registrants' "Combined Notes to Condensed Consolidated Financial Statements" in Part I of this report.

Item 4. Submission of Matters to a Vote of Security Holders

At PPL's Annual Meeting of Shareowners held on April 22, 2005, the shareowners:

(1)	Elected the three nominees for the office of director. The votes for individual nominees were as follows:

		Number of Votes

		For	Withhold Authority

	Frederick M. Bernthal	150,532,951	5,231,806
	John R. Biggar	142,590,458	13,174,299
	Louise K. Goeser	150,413,853	5,350,904

(2)	Ratified the appointment of PricewaterhouseCoopers LLP as independent auditor for the year ending December 31, 2005. The vote was 152,100,429 in favor and 2,300,868 against, with 1,363,460 abstaining.

At PPL Electric's Annual Meeting of Shareowners held on April 19, 2005, the shareowners elected all ten nominees for the office of director. John R. Biggar, Paul T. Champagne, Dean A. Christiansen, Robert J. Grey, William F. Hecht, Rick L. Klingensmith, James H. Miller, Roger L. Petersen, Bryce L. Shriver and John F. Sipics were elected with 78,029,863 votes cast for each director, no votes cast against and no votes abstaining.

Item 6. Exhibits

4(a)	-
Supplement dated as of May 1, 2005 to Mortgage and Deed of Trust, dated as of October 1, 1945, between PPL Electric Utilities Corporation and Deutsche Bank Trust Company Americas (as successor Trustee)

4(b)	-	Supplement dated as of May 1, 2005 to Indenture, dated as of August 1, 2001, by PPL Electric Utilities Corporation and JPMorgan Chase Bank (formerly The Chase Manhattan Bank), as Trustee
4(c)	-	Amendment No. 5 dated May 4, 2005 to Amended and Restated Employee Stock Ownership Plan, dated June 12, 2000
10(a)	-	Pollution Control Facilities Loan Agreement, dated as of May 1, 2005, between PPL Electric Utilities Corporation and the Lehigh County Industrial Development Authority
10(b)	-
First Amendment dated as of June 16, 2005 to Reimbursement Agreement, dated as of March 31, 2005, among PPL Energy Supply, LLC, The Bank of Nova Scotia, as Issuer and Administrative Agent, and the Lenders party thereto from time to time

10(c)	-	$800 million Amended and Restated Five-Year Credit Agreement dated as of June 22, 2005, among PPL Energy Supply, LLC, as Borrower, and the banks named therein
10(d)	-	$600 million Five-Year Credit Agreement dated as of June 22, 2005, among PPL Energy Supply, LLC, as Borrower, and the banks named therein
10(e)	-	$200 million Amended and Restated Five-Year Credit Agreement dated as of June 22, 2005, among PPL Electric Utilities Corporation, as Borrower, and the banks named therein
12(a)	-	PPL Corporation and Subsidiaries Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
12(b)	-	PPL Energy Supply, LLC and Subsidiaries Computation of Ratio of Earnings to Fixed Charges
12(c)	-	PPL Electric Utilities Corporation and Subsidiaries Computation of Ratio of Earnings to Fixed Charges

Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended June 30, 2005, filed by the following officers for the following companies:
31(a)	-	William F. Hecht for PPL Corporation
31(b)	-	John R. Biggar for PPL Corporation
31(c)	-	William F. Hecht for PPL Energy Supply, LLC
31(d)	-	Paul A. Farr for PPL Energy Supply, LLC
31(e)	-	John F. Sipics for PPL Electric Utilities Corporation
31(f)	-	Paul A. Farr for PPL Electric Utilities Corporation

Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended June 30, 2005, furnished by the following officers for the following companies:
32(a)	-	William F. Hecht for PPL Corporation
32(b)	-	John R. Biggar for PPL Corporation
32(c)	-	William F. Hecht for PPL Energy Supply, LLC
32(d)	-	Paul A. Farr for PPL Energy Supply, LLC
32(e)	-	John F. Sipics for PPL Electric Utilities Corporation
32(f)	-	Paul A. Farr for PPL Electric Utilities Corporation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiaries.

PPL Corporation
(Registrant)

PPL Energy Supply, LLC
(Registrant)

PPL Electric Utilities Corporation
(Registrant)

Date: August 4, 2005	/s/ John R. Biggar
John R. Biggar
Executive Vice President and
Chief Financial Officer
(PPL Corporation)
(principal financial officer)

/s/ Paul A. Farr
Paul A. Farr
Vice President and Controller
(PPL Energy Supply, LLC)
Senior Vice President-Financial and Controller
(PPL Electric Utilities Corporation)
(principal financial officer)