Form 10-Q
period 2005-09-30
PPL CORP; PPL ELECTRIC UTILITIES CORP; PPL ENERGY SUPPLY LLC
filed 2005-11-03
CIK 922224, 317187, 1161976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2005
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________ to ___________

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.

1-11459	PPL Corporation (Exact name of Registrant as specified in its charter) (Pennsylvania) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-2758192

333-74794	PPL Energy Supply, LLC (Exact name of Registrant as specified in its charter) (Delaware) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-3074920

1-905	PPL Electric Utilities Corporation (Exact name of Registrant as specified in its charter) (Pennsylvania) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-0959590

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

PPL Corporation	Yes X	No
PPL Energy Supply, LLC	Yes X	No
PPL Electric Utilities Corporation	Yes X	No

Indicate by check mark whether the Registrants are accelerated filers (as defined in Rule 12b-2 of the Exchange Act).

PPL Corporation	Yes X	No
PPL Energy Supply, LLC	Yes	No X
PPL Electric Utilities Corporation	Yes	No X

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

PPL Corporation	Yes	No X
PPL Energy Supply, LLC	Yes	No X
PPL Electric Utilities Corporation	Yes	No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

PPL Corporation	Common stock, $.01 par value, 380,138,936 shares outstanding at October 31, 2005, excluding 62,113,042 shares held as treasury stock

PPL Energy Supply, LLC	PPL Corporation indirectly holds all of the membership interests in PPL Energy Supply, LLC.

PPL Electric Utilities Corporation	Common stock, no par value, 78,029,863 shares outstanding and all held by PPL Corporation at October 31, 2005, excluding 79,270,519 shares held as treasury stock

This document is available free of charge at the Investor Center on PPL's Web site at www.pplweb.com. However, information on this Web site does not constitute a part of this Form 10-Q.

PPL CORPORATION
PPL ENERGY SUPPLY, LLC
PPL ELECTRIC UTILITIES CORPORATION

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2005

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

FIN - FASB Interpretation.

Fitch - Fitch Ratings.

FSP - FASB Staff Position.

FTR - financial transmission rights, which are financial instruments established to manage price risk related to electricity transmission congestion. They entitle the holder to receive compensation or remit payment for certain congestion-related transmission charges that arise when the transmission grid is congested.

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

NYMEX - New York Mercantile Exchange.

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

PPL Development Company - PPL Development Company, LLC, a subsidiary of PPL Services that has responsibility for PPL's acquisition, divestiture and development activities.

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

FORWARD-LOOKING INFORMATION
Statements contained in this Form 10-Q concerning expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts are "forward-looking statements" within the meaning of the federal securities laws. Although PPL, PPL Energy Supply and PPL Electric believe that the expectations and assumptions reflected in these statements are reasonable, there can be no assurance that these expectations will prove to be correct. These forward-looking statements involve a number of risks and uncertainties, and actual results may differ materially from the results discussed in the forward-looking statements. In addition to the specific factors discussed in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," the following are among the important factors that could cause actual results to differ materially from the forward-looking statements:

•	market demand and prices for energy, capacity and fuel;
•	market prices for crude oil and the potential impact on synthetic fuel tax credits and synthetic fuel operations;
•	weather conditions affecting customer energy usage and operating costs;
•	competition in retail and wholesale power markets;
•	the effect of any business or industry restructuring;
•	the profitability and liquidity of PPL and its subsidiaries;
•	new accounting requirements or new interpretations or applications of existing requirements;
•	operation and availability of existing generation facilities and operating costs;
•	transmission and distribution system conditions and operating costs;
•	current and future environmental conditions and requirements and the related costs of compliance, including environmental capital expenditures and emission allowance and other expenses;
•	development of new projects, markets and technologies;
•	performance of new ventures;
•	asset acquisitions and dispositions;
•
political, regulatory or economic conditions in states, regions or countries where PPL or its subsidiaries conduct business, including potential effects of threatened or actual terrorism or war or other hostilities;

•	any impact of 2005's hurricanes on PPL and its subsidiaries, including any impact on fuel prices;
•	receipt of necessary governmental permits, approvals and rate relief;
•	new state, federal or foreign legislation, including new tax legislation;
•	state, federal and foreign regulatory developments;
•	impact of state, federal or foreign investigations applicable to PPL and its subsidiaries and the energy industry;
•	capital market conditions, including changes in interest rates, and decisions regarding capital structure;
•	stock price performance;
•	the market prices of equity securities and the impact on pension income and resultant cash funding requirements for defined benefit pension plans;
•	securities and credit ratings;
•	foreign currency exchange rates;
•	the outcome of litigation against PPL and its subsidiaries; and
•	the commitments and liabilities of PPL and its subsidiaries.

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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENT OF INCOME
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Operating Revenues
Utility	$1,068	$923	$3,234	$2,916
Unregulated retail electric	25	27	73	87
Wholesale energy marketing	358	363	899	927
Net energy trading margins	20	6	35	18
Energy related businesses	172	135	480	383
Total	1,643	1,454	4,721	4,331

Operating Expenses
Operation
Fuel	284	191	697	577
Energy purchases	221	218	732	690
Other operation and maintenance	331	288	1,026	920
Amortization of recoverable transition costs	71	64	199	192
Depreciation	107	103	315	300
Taxes, other than income	73	67	214	186
Energy related businesses	170	140	486	409
Total	1,257	1,071	3,669	3,274

Operating Income	386	383	1,052	1,057

Other Income - net	5	18	23	45

Interest Expense	127	128	387	382

Income from Continuing Operations Before Income Taxes, Minority Interest and Dividends on Preferred Stock	264	273	688	720

Income Taxes	65	74	137	179

Minority Interest	1	2	5	6

Dividends on Preferred Stock	1	1	2	2

Income from Continuing Operations	197	196	544	533

Loss from Discontinued Operations (net of income taxes)			51	12

Net Income	$197	$196	$493	$521

Earnings Per Share of Common Stock (a):
Income from Continuing Operations:
Basic	$0.52	$0.52	$1.43	$1.46
Diluted	0.51	0.52	1.42	1.45
Net Income:
Basic	$0.52	$0.52	$1.30	$1.42
Diluted	0.51	0.52	1.29	1.42

Dividends Declared per Share of Common Stock (a)	$0.25	$0.205	$0.71	$0.615

(a)	Prior periods have been adjusted to reflect PPL's 2-for-1 common stock split completed in August 2005. See Note 2 to the Financial Statements for additional information.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Nine Months Ended September 30,
	2005	2004
Cash Flows from Operating Activities
Net income	$493	$521
Adjustments to reconcile net income to net cash provided by operating activities
Pre-tax loss from the sale of the Sundance plant	72
Depreciation	318	306
Stock compensation expense	30	10
Amortizations - recoverable transition costs and other	190	178
Pension expense (income) - net	20	(18)
Pension funding	(54)	(2)
Deferred income taxes (benefits) and investment tax credits	(43)	90
Accrual for PJM billing dispute	47
Accrual for remediation of ash basin leak	33
Unrealized gain on derivatives and other hedging activities	(26)	(12)
Deferral of storm-related costs	(12)
Interest accretion on asset retirement obligation and other	18	17
Other	29	19
Change in current assets and current liabilities
Accounts receivable	(85)	81
Accounts payable	97	(48)
Fuel, materials and supplies	33	(37)
Other	(59)	11
Other operating activities
Other assets	(50)	(42)
Other liabilities	(10)	(22)
Net cash provided by operating activities	1,041	1,052

Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(538)	(501)
Investment in generating assets and electric energy projects		(32)
Proceeds from the sale of the Sundance plant	190
Proceeds from the sale of minority interest in CGE		123
Purchases of auction rate securities	(19)	(103)
Proceeds from the sale of auction rate securities	83	69
Net increase in restricted cash	(20)	(53)
Other investing activities	(13)	(1)
Net cash used in investing activities	(317)	(498)

Cash Flows from Financing Activities
Issuance of common stock	36	595
Issuance of long-term debt	224	322
Retirement of long-term debt	(1,177)	(1,008)
Payment of common dividends	(252)	(218)
Net increase in short-term debt	80	31
Other financing activities	(20)	(12)
Net cash used in financing activities	(1,109)	(290)

Effect of Exchange Rates on Cash and Cash Equivalents	4	4

Net Increase (Decrease) in Cash and Cash Equivalents	(381)	268
Cash and Cash Equivalents at Beginning of Period	616	466
Cash and Cash Equivalents at End of Period	$235	$734

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEET
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	September 30, 2005	December 31, 2004
Assets

Current Assets
Cash and cash equivalents	$235	$616
Restricted cash	86	50
Accounts receivable (less reserve: 2005, $86; 2004, $88)	539	459
Unbilled revenues	413	407
Fuel, materials and supplies	275	309
Prepayments	74	56
Deferred income taxes	321	162
Price risk management assets	657	115
Other	93	130
	2,693	2,304

Investments
Investment in unconsolidated affiliates - at equity	56	51
Nuclear plant decommissioning trust fund	432	409
Other	8	12
	496	472

Property, Plant and Equipment
Electric plant in service
Transmission and distribution	8,003	7,936
Generation	8,698	8,946
General	641	666
	17,342	17,548
Construction work in progress	249	148
Nuclear fuel	289	314
Electric plant	17,880	18,010
Gas and oil plant	342	336
Other property	286	285
	18,508	18,631
Less: accumulated depreciation	7,628	7,482
	10,880	11,149
Regulatory and Other Noncurrent Assets
Recoverable transition costs	1,234	1,431
Goodwill	1,090	1,127
Other acquired intangibles	381	336
Other	989	942
	3,694	3,836

	$17,763	$17,761

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEET
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	September 30, 2005	December 31, 2004
Liabilities and Equity

Current Liabilities
Short-term debt	$112	$42
Long-term debt	798	866
Accounts payable	500	407
Above market NUG contracts	71	73
Taxes	194	164
Interest	102	129
Dividends	96	79
Price risk management liabilities	716	167
Other	485	368
	3,074	2,295

Long-term Debt	5,879	6,792

Long-term Debt with Affiliate Trust	89	89

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes and investment tax credits	2,376	2,426
Accrued pension obligations	413	476
Asset retirement obligations	276	257
Above market NUG contracts	153	206
Other	1,091	874
	4,309	4,239

Commitments and Contingent Liabilities

Minority Interest	56	56

Preferred Stock without Sinking Fund Requirements	51	51

Shareowners' Common Equity
Common stock	4	2
Capital in excess of par value	3,622	3,577
Treasury stock	(838)	(838)
Earnings reinvested	2,092	1,870
Accumulated other comprehensive loss	(552)	(323)
Capital stock expense and other	(23)	(49)
	4,305	4,239

	$17,763	$17,761

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENT OF INCOME
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Operating Revenues
Wholesale energy marketing	$358	$363	$899	$927
Wholesale energy marketing to affiliate	415	373	1,194	1,129
Utility	265	237	842	771
Unregulated retail electric	25	27	73	87
Net energy trading margins	20	6	35	18
Energy related businesses	163	131	459	369
Total	1,246	1,137	3,502	3,301

Operating Expenses
Operation
Fuel	273	184	611	506
Energy purchases	156	160	525	523
Energy purchases from affiliate	41	40	111	116
Other operation and maintenance	255	200	759	664
Depreciation	76	73	220	211
Taxes, other than income	25	26	75	74
Energy related businesses	162	133	463	388
Total	988	816	2,764	2,482

Operating Income	258	321	738	819

Other Income - net	9	15	28	52

Interest Expense	69	65	199	182

Interest Expense with Affiliates	5	6	18	13

Income from Continuing Operations Before Income Taxes and Minority Interest	193	265	549	676

Income Taxes	33	71	75	163

Minority Interest	1	2	5	6

Income from Continuing Operations	159	192	469	507

Loss from Discontinued Operations (net of income taxes)			51	12

Net Income	$159	$192	$418	$495

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Nine Months Ended September 30,
	2005	2004
Cash Flows from Operating Activities
Net income	$418	$495
Adjustments to reconcile net income to net cash provided by operating activities
Pre-tax loss from the sale of the Sundance plant	72
Depreciation	223	217
Stock compensation expense	19	7
Amortizations - energy commitments and other	(29)	(41)
Pension expense (income) - net	12	(23)
Pension funding	(43)
Deferred income taxes and investment tax credits	49	107
Accrual for remediation of ash basin leak	33
Unrealized gain on derivatives and other hedging activities	(25)	(10)
Interest accretion on asset retirement obligation and other	18	17
Other	26	3
Change in current assets and current liabilities
Accounts receivable	(42)	(4)
Accounts payable	95	(24)
Collateral on PLR energy supply		(302)
Fuel, materials and supplies	31	(28)
Other	(59)	35
Other operating activities
Other assets	(51)	(44)
Other liabilities	(40)	21
Net cash provided by operating activities	707	426

Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(387)	(336)
Investment in generating assets and electric energy projects		(32)
Proceeds from the sale of the Sundance plant	190
Proceeds from the sale of minority interest in CGE		123
Purchase of auction rate securities	(15)	(48)
Proceeds from the sale of auction rate securities	66	14
Net increase in restricted cash	(11)	(16)
Other investing activities	(17)	(6)
Net cash used in investing activities	(174)	(301)

Cash Flows from Financing Activities
Issuance of long-term debt		322
Retirement of long-term debt	(209)	(669)
Distributions to Member	(206)	(169)
Contributions from Member	50	358
Net increase (decrease) in short-term debt	80	(57)
Net increase (decrease) in note payable to affiliate	(495)	495
Other financing activities	(4)	(1)
Net cash provided by (used in) financing activities	(784)	279

Effect of Exchange Rates on Cash and Cash Equivalents	4	4

Net Increase (Decrease) in Cash and Cash Equivalents	(247)	408
Cash and Cash Equivalents at Beginning of Period	357	222
Cash and Cash Equivalents at End of Period	$110	$630

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEET
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	September 30, 2005	December 31, 2004
Assets

Current Assets
Cash and cash equivalents	$110	$357
Restricted cash	33	3
Accounts receivable (less reserve: 2005, $65; 2004, $68)	316	259
Unbilled revenues	268	250
Accounts receivable from affiliates	117	152
Collateral on PLR energy supply to affiliate	300	300
Fuel, materials and supplies	224	256
Prepayments	40	42
Deferred income taxes	273	128
Price risk management assets	648	113
Other	71	97
	2,400	1,957
Investments
Investment in unconsolidated affiliates - at equity	56	51
Nuclear plant decommissioning trust fund	432	409
Other	4	5
	492	465
Property, Plant and Equipment
Electric plant in service
Transmission and distribution	4,004	4,032
Generation	8,698	8,946
General	271	303
	12,973	13,281
Construction work in progress	198	115
Nuclear fuel	289	314
Electric plant	13,460	13,710
Gas and oil plant	64	64
Other property	203	210
	13,727	13,984
Less: accumulated depreciation	5,820	5,755
	7,907	8,229
Other Noncurrent Assets
Goodwill	1,034	1,072
Other acquired intangibles	250	202
Other	588	559
	1,872	1,833

	$12,671	$12,484

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEET
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	September 30, 2005	December 31, 2004
Liabilities and Equity

Current Liabilities
Short-term debt	$70
Long-term debt	103	$181
Accounts payable	434	338
Accounts payable to affiliates	47	52
Above market NUG contracts	71	73
Taxes	97	101
Interest	80	87
Deferred revenue on PLR energy supply to affiliate	12	12
Price risk management liabilities	706	163
Other	325	262
	1,945	1,269

Long-term Debt	3,555	3,694

Note Payable to Affiliate		495

Long-term Debt with Affiliate Trust	89	89

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes and investment tax credits	1,281	1,261
Accrued pension obligations	276	341
Asset retirement obligations	276	257
Above market NUG contracts	153	206
Deferred revenue on PLR energy supply to affiliate	38	46
Other	927	720
	2,951	2,831

Commitments and Contingent Liabilities

Minority Interest	56	56

Member's Equity	4,075	4,050

	$12,671	$12,484

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENT OF INCOME
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Operating Revenues
Retail electric	$782	$663	$2,258	$2,017
Wholesale electric	1	1	3	5
Wholesale electric to affiliate	41	40	111	116
Total	824	704	2,372	2,138

Operating Expenses
Operation
Energy purchases	65	54	208	164
Energy purchases from affiliate	415	373	1,194	1,129
Other operation and maintenance	75	87	261	252
Amortization of recoverable transition costs	71	64	199	192
Depreciation	28	27	83	80
Taxes, other than income	48	41	138	110
Total	702	646	2,083	1,927

Operating Income	122	58	289	211

Other Income - net	5	11	15	12

Interest Expense	39	46	132	142

Interest Expense with Affiliate	3	1	8	1

Income Before Income Taxes	85	22	164	80

Income Taxes	32	6	59	27

Income Before Dividends on Preferred Stock	53	16	105	53

Dividends on Preferred Stock	1	1	2	2

Income Available to PPL Corporation	$52	$15	$103	$51

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Nine Months Ended September 30,
	2005	2004

Cash Flows from Operating Activities
Net income	$103	$51
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	83	80
Stock compensation expense	7	2
Accrual for PJM billing dispute	47
Amortizations - recoverable transition costs and other	216	208
Deferred income taxes (benefits) and investment tax credits	(5)	48
Deferral of storm-related costs	(12)
Change in current assets and current liabilities
Accounts receivable	(16)	9
Accounts payable	(39)	37
Collateral on PLR energy supply		302
Other	(38)	(60)
Other operating activities
Other assets	(3)	(3)
Other liabilities	18	(24)
Net cash provided by operating activities	361	650

Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(125)	(140)
Purchases of auction rate securities		(50)
Proceeds from the sale of auction rate securities	10	50
Net increase in note receivable from affiliate		(300)
Net increase in restricted cash	(3)	(35)
Other investing activities	2	1
Net cash used in investing activities	(116)	(474)

Cash Flows from Financing Activities
Issuance of long-term debt	224
Retirement of long-term debt	(497)	(333)
Payment of common dividends to PPL Corporation	(59)	(23)
Net increase in short-term debt		88
Other financing activities	(11)	(10)
Net cash used in financing activities	(343)	(278)

Net Decrease in Cash and Cash Equivalents	(98)	(102)
Cash and Cash Equivalents at Beginning of Period	151	162
Cash and Cash Equivalents at End of Period	$53	$60

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEET
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	September 30, 2005	December 31, 2004
Assets

Current Assets
Cash and cash equivalents	$53	$151
Restricted cash	42	42
Accounts receivable (less reserve: 2005, $19; 2004, $18)	204	179
Unbilled revenues	141	148
Accounts receivable from affiliates	8	17
Note receivable from affiliate	300	300
Prepayments	27	6
Prepayment on PLR energy supply from affiliate	12	12
Other	81	66
	868	921

Property, Plant and Equipment
Electric plant in service
Transmission and distribution	3,999	3,904
General	357	352
	4,356	4,256
Construction work in progress	41	29
Electric plant	4,397	4,285
Other property	5	4
	4,402	4,289
Less: accumulated depreciation	1,703	1,632
	2,699	2,657

Regulatory and Other Noncurrent Assets
Recoverable transition costs	1,234	1,431
Intangibles	114	117
Prepayment on PLR energy supply from affiliate	38	46
Other	373	354
	1,759	1,948

	$5,326	$5,526

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEET
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	September 30, 2005	December 31, 2004
Liabilities and Equity

Current Liabilities
Short-term debt	$42	$42
Long-term debt	427	336
Accounts payable	39	39
Accounts payable to affiliates	136	168
Taxes	65	46
Collateral on PLR energy supply from affiliate	300	300
Other	125	98
	1,134	1,029

Long-term Debt	1,846	2,208

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes and investment tax credits	791	776
Other	187	190
	978	966

Commitments and Contingent Liabilities

Preferred Stock without Sinking Fund Requirements	51	51

Shareowner's Common Equity
Common stock	1,476	1,476
Additional paid-in capital	361	361
Treasury stock	(912)	(912)
Earnings reinvested	399	354
Capital stock expense and other	(7)	(7)
	1,317	1,272

	$5,326	$5,526

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

1.  Interim Financial Statements

(PPL, PPL Energy Supply and PPL Electric)

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments (including normal, recurring accruals) considered necessary for a fair presentation in accordance with accounting principles generally accepted in the U.S. are reflected in the condensed consolidated financial statements. The Balance Sheet as of December 31, 2004, is derived from each Registrant's 2004 audited Balance Sheet. The financial statements and notes thereto should be read in conjunction with the financial statements and notes contained in each Registrant's 2004 Form 10-K. The results of operations for the three and nine months ended September 30, 2005, are not necessarily indicative of the results to be expected for the full year ending December 31, 2005, or other future periods, because results for interim periods can be disproportionately influenced by various factors and developments and seasonal variations.

Certain amounts in the September 30, 2004 and December 31, 2004, financial statements have been reclassified to conform to the presentation in the September 30, 2005, financial statements. On the Statement of Income, components of operating losses of the Sundance plant were reclassified from certain line items to "Loss from Discontinued Operations." See Note 8 for further discussion.

2.  Summary of Significant Accounting Policies

The following accounting policy disclosures represent updates to the "Summary of Significant Accounting Policies" Note in each Registrant's 2004 Form 10-K.

Depreciation (PPL and PPL Energy Supply)

PPL subsidiaries periodically review the useful lives of their fixed assets. In light of significant planned environmental capital expenditures, PPL Generation conducted studies of the useful lives of Montour Units 1 and 2 and Brunner Island Unit 3 during the first quarter of 2005. Based on these studies, the useful lives of these units were extended from 2025 to 2035, effective January 1, 2005. In the second quarter of 2005, PPL Generation conducted additional studies of the useful lives of certain Eastern fossil-fuel and hydroelectric generation plants. The most significant change related to the useful lives of Brunner Island Units 1 and 2 and Martins Creek Units 3 and 4, which were extended from 2025 to 2035, effective July 1, 2005. The effect of these changes in useful lives for the three and nine months ended September 30, 2005, was to increase net income, as a result of lower depreciation, by approximately $2 million and $4 million.

As a result of the final regulatory outcome published by Ofgem of the most recent price control review and an assessment of the economic life of meters, WPD reduced the remaining depreciable lives of its existing meter stock to approximately nine years. The lives of new meters were reduced from 40 years to 19 years. The effect for the three and nine months ended September 30, 2005, was to decrease net income, as a result of higher depreciation, by approximately $3 million.

Goodwill (PPL and PPL Energy Supply)

The change in the carrying amount of "Goodwill," as shown on the Balance Sheet, was due to the effect of foreign currency exchange rates.

Regulation (PPL and PPL Electric)

Included in "Regulatory and Other Noncurrent Assets - Other" on the Balance Sheet are approximately $12 million of costs associated with severe ice storms in PPL Electric's service territory in January 2005. These costs have been deferred based on an assessment of an order issued by the PUC on August 26, 2005. The ratemaking treatment of these costs will be addressed in PPL Electric's next distribution base rate case. PPL and PPL Electric believe there is a reasonable basis for recovery of all regulatory assets.

2-for-1 Stock Split (PPL)

In August 2005, PPL completed a 2-for-1 stock split of its common stock. The record date for the stock split was August 17, 2005, and the distribution date was August 24, 2005. As a result of the stock split, approximately 190 million shares were issued to shareholders and approximately 31 million shares were issued as treasury shares as of the record date. The par value of the stock remains at $0.01 per share and, accordingly, $2 million was transferred from "Capital in excess of par value" to "Common stock" on the Balance Sheet. The number of shares, the market price, and earnings and dividends per share amounts, as well as PPL's stock-based compensation awards, the conversion rate and market price trigger of PPL Energy Supply's 2-5/8% Convertible Senior Notes due 2023 and the threshold appreciation price and shares issued under the PEPS Units transaction, included in these financial statements have been adjusted for all periods presented to reflect the stock split.

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

(PPL)

In the first quarter of 2005, PPL recorded a charge of approximately $10 million after tax, or $0.03 per share, to accelerate stock-based compensation expense for retirement-eligible employees. Approximately $5 million of the after-tax total, or $0.01 per share, was related to periods prior to 2005. The prior period amounts were not material to previously issued financial statements.

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

3.  Segment and Related Information

(PPL and PPL Energy Supply)

See the "Segment and Related Information" Note in each Registrant's 2004 Form 10-K for a discussion of reportable segments. As of September 30, 2005, there were no changes to the reportable segments except that the segments were renamed to more specifically describe their businesses. The reportable segments are now Supply, International Delivery (formerly International) and Pennsylvania Delivery (formerly Delivery).

Financial data for the segments are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

PPL	2005	2004	2005	2004

Income Statement Data

Revenues from external customers

Supply	$557	$514	$1,431	$1,364

International Delivery	283	253	897	821

Pennsylvania Delivery	803	687	2,393	2,146

	1,643	1,454	4,721	4,331

Intersegment revenues

Supply	415	373	1,194	1,129

Pennsylvania Delivery	42	40	113	118

Net Income

Supply (a)	112	145	238	314

International Delivery (b)	36	38	152	152

Pennsylvania Delivery	49	13	103	55

	$197	$196	$493	$521

PPL	September 30, 2005	December 31, 2004

Balance Sheet Data

Total assets

Supply	$7,073	$6,673

International Delivery	5,171	5,390

Pennsylvania Delivery	5,519	5,698

	$17,763	$17,761

	Three Months Ended September 30,		Nine Months Ended September 30,

PPL Energy Supply	2005	2004	2005	2004

Income Statement Data

Revenues from external customers

Supply	$963	$884	$2,605	$2,480

International Delivery	283	253	897	821

	1,246	1,137	3,502	3,301

Net Income

Supply (a)	123	154	266	343

International Delivery (b)	36	38	152	152

	$159	$192	$418	$495

PPL Energy Supply	September 30, 2005	December 31, 2004

Balance Sheet Data

Total assets

Supply	$7,500	$7,094

International Delivery	5,171	5,390

	$12,671	$12,484

(a)
The nine months ended September 30, 2005, and the three and nine months ended September 30, 2004, include the operating results of the Sundance plant that are recorded in "Loss from Discontinued Operations." The nine months ended September 30, 2005, also includes the loss on the sale of the Sundance plant that is recorded in "Loss from Discontinued Operations." See Note 8 for additional information.

(b)
The nine months ended September 30, 2004, includes the operating results of a Latin American telecommunications company, as well as an insignificant write-down of its net assets, that are recorded in "Loss from Discontinued Operations." See Note 8 for additional information.

4.  Earnings Per Share

(PPL)

Basic EPS is calculated using the weighted-average number of common shares outstanding during the period. Diluted EPS is calculated using weighted-average shares outstanding that are increased for additional shares that would be outstanding if potentially dilutive securities were converted to common stock. Potentially dilutive securities consist of:

•	stock options, restricted stock and restricted stock units granted under the incentive compensation plans;
•	stock units representing common stock granted under the directors compensation programs;
•	common stock purchase contracts that were a component of the PEPS Units and PEPS Units, Series B; and
•	convertible senior notes.

The basic and diluted EPS calculations, and the reconciliation of the shares (in thousands) used in the calculations, are shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004
Income (Numerator)

Income from continuing operations	$197	$196	$544	$533

Loss from discontinued operations (net of income taxes)			51	12

Net Income	$197	$196	$493	$521

Shares (Denominator)

Shares for Basic EPS	379,660	377,172	378,955	365,778

Add incremental shares:

Convertible Senior Notes	3,326		2,106

Stock options and other share-based awards	2,523	1,485	2,288	1,275

Shares for Diluted EPS	385,509	378,657	383,349	367,053

Basic EPS

Income from continuing operations	$0.52	$0.52	$1.43	$1.46

Loss from discontinued operations (net of income taxes)			0.13	0.04

Net Income	$0.52	$0.52	$1.30	$1.42

Diluted EPS

Income from continuing operations	$0.51	$0.52	$1.42	$1.45

Loss from discontinued operations (net of income taxes)			0.13	0.03

Net Income	$0.51	$0.52	$1.29	$1.42

In May 2001, PPL and PPL Capital Funding Trust I issued 23 million PEPS Units that contained a purchase contract component for PPL's common stock. The purchase contracts were only dilutive if the average price of PPL's common stock exceeded a threshold appreciation price, which was adjusted for cash distributions on PPL common stock. The threshold appreciation price was initially set at $32.52 and was adjusted to $31.69 as of April 1, 2004, based on dividends paid on PPL's common stock since issuance. The purchase contracts were settled in May 2004. Since the average price did not exceed the threshold appreciation price, the purchase contracts were excluded from the diluted EPS calculation for the nine months ended September 30, 2004.

In January 2004, PPL completed an exchange offer resulting in the exchange of approximately four million PEPS Units for PEPS Units, Series B. The primary difference in the units related to the debt component. The purchase contract components of both units, which were potentially dilutive, were identical. The threshold appreciation price for the purchase contract component of the PEPS Units, Series B was adjusted in the same manner as that of the PEPS Units and was $31.69 as a result of the adjustment as of April 1, 2004. These purchase contracts were settled in May 2004. Since the average price did not exceed the threshold appreciation price, the purchase contracts were excluded from the diluted EPS calculation for the nine months ended September 30, 2004.

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

Based upon the current conversion rate of 40.2212 shares per $1,000 principal of notes, the Convertible Senior Notes have a dilutive impact when the average market price of PPL common stock exceeds the conversion price of $24.87. The Convertible Senior Notes did not have a dilutive impact on EPS for the three and nine months ended September 30, 2004.

The maximum number of shares that could potentially be issued to settle the conversion premium, based upon the current conversion rate, is 16,088,480 shares. Based on PPL's common stock price at September 30, 2005, the conversion premium equated to 3,716,070 shares, or approximately $120 million.

See Note 7 for discussion of attainment of the market price trigger related to the Convertible Senior Notes in the third quarter of 2005.

The following number of stock options to purchase PPL common shares were excluded in the periods' computations of diluted EPS because the effect would have been antidilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,

(Thousands of Shares)	2005	2004	2005	2004

Antidilutive stock options		1,494		2,532

5.  Income Taxes

(PPL, PPL Energy Supply and PPL Electric)

Reconciliations of effective income tax rates are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

PPL	2005	2004	2005	2004

Reconciliation of Income Tax Expense

Indicated federal income tax on Income from Continuing Operations Before Income Taxes, Minority Interest and Dividends on Preferred Stock at statutory tax rate - 35%	$93	$96	$241	$252

Increase (decrease) due to:

State income taxes	8	9	10	11

Amortization of investment tax credit	(3)	(3)	(8)	(8)

Difference related to income recognition of foreign affiliates (net of foreign income taxes)	(5)	(8)	(25)	(26)

Federal income tax credits	(27)	(21)	(81)	(50)

Other	(1)	1

	(28)	(22)	(104)	(73)

Total income tax expense	$65	$74	$137	$179

Effective income tax rate	24.6%	27.1%	19.9%	24.9%

PPL Energy Supply

Reconciliation of Income Tax Expense

Indicated federal income tax on Income from Continuing Operations Before Income Taxes and Minority Interest at statutory tax rate - 35%	$67	$93	$192	$237

Increase (decrease) due to:

State income taxes	1	9	(3)	9

Amortization of investment tax credit	(2)	(2)	(6)	(6)

Difference related to income recognition of foreign affiliates (net of foreign income taxes)	(5)	(8)	(25)	(26)

Federal income tax credits	(27)	(21)	(81)	(50)

Other	(1)		(2)	(1)

	(34)	(22)	(117)	(74)

Total income tax expense	$33	$71	$75	$163

Effective income tax rate	17.1%	26.8%	13.7%	24.1%

	Three Months Ended September 30,		Nine Months Ended September 30,

PPL Electric	2005	2004	2005	2004

Reconciliation of Income Tax Expense

Indicated federal income tax on Income Before Income Taxes at statutory tax rate - 35%	$30	$8	$58	$28

Increase (decrease) due to:

State income taxes	3	(1)	3	1

Amortization of investment tax credit	(1)	(1)	(2)	(2)

Change in tax reserves			(1)

Other			1

	2	(2)	1	(1)

Total income tax expense	$32	$6	$59	$27

Effective income tax rate	37.6%	27.3%	36.0%	33.8%

(PPL and PPL Energy Supply)

In October 2004, President Bush signed the American Jobs Creation Act of 2004 (the Act). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. PPL does not anticipate repatriating foreign earned income subject to the Act.

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

6.  Comprehensive Income

(PPL and PPL Energy Supply)

The after-tax components of comprehensive income are:

	Three Months Ended September 30,		Nine Months Ended September 30,

PPL	2005	2004	2005	2004

Net Income	$197	$196	$493	$521

Other comprehensive income (loss):

Foreign currency translation adjustments	9	(11)	(30)	39

Sale of CEMAR - currency translation adjustment				(4)

Sale of CGE - currency translation adjustment				10

Unrealized gain (loss) on available-for-sale securities	5	1	5	(3)

Unrealized loss on qualifying derivatives	(124)	(8)	(204)	(37)

Total other comprehensive income (loss)	(110)	(18)	(229)	5

Comprehensive Income	$87	$178	$264	$526

PPL Energy Supply

Net Income	$159	$192	$418	$495

Other comprehensive income (loss):

Foreign currency translation adjustments	9	(11)	(30)	39

Sale of CEMAR - currency translation adjustment				(4)

Sale of CGE - currency translation adjustment				10

Unrealized gain (loss) on available-for-sale securities	6	(2)	5	(6)

Unrealized loss on qualifying derivatives	(134)	(2)	(213)	(39)

Total other comprehensive loss	(119)	(15)	(238)

Comprehensive Income	$40	$177	$180	$495

(PPL Electric)

PPL Electric's comprehensive income approximates net income.

7.  Credit Arrangements and Financing Activities

Credit Arrangements

(PPL and PPL Electric)

PPL Electric maintains credit facilities in order to enhance liquidity and provide credit support, and as a credit back-stop to its commercial paper program. In June 2005, PPL Electric extended to June 2010 its $200 million five-year facility originally set to expire in 2009. PPL Electric also maintains a $100 million three-year credit facility maturing in June 2006. At September 30, 2005, no cash borrowings were outstanding under any PPL Electric credit facilities. PPL Electric has the ability to cause the lenders under its facilities to issue letters of credit. At September 30, 2005, PPL Electric had less than $1 million of letters of credit outstanding under its credit facilities.

(PPL and PPL Energy Supply)

PPL Energy Supply maintains credit facilities in order to enhance liquidity and provide credit support, and as a credit back-stop to its commercial paper program. In June 2005, PPL Energy Supply extended to June 2010 its $800 million five-year facility originally set to expire in 2009 and entered into a new $600 million five-year credit facility expiring in June 2010, which replaced its $300 million three-year facility due to expire in 2006. At September 30, 2005, no cash borrowings were outstanding under any PPL Energy Supply credit facilities. PPL Energy Supply has the ability to cause the lenders under its facilities to issue letters of credit. At September 30, 2005, PPL Energy Supply had $583 million of letters of credit outstanding under these credit facilities.

In March 2005, PPL Energy Supply entered into a 364-day reimbursement agreement with a bank for the purpose of issuing letters of credit. Under the agreement, PPL Energy Supply can cause the bank to issue up to $200 million of letters of credit. As of September 30, 2005, there were $199 million letters of credit outstanding under this agreement.

WPD (South West) maintains three committed credit facilities: a £100 million 364-day facility, a £150 million three-year facility and a £150 million five-year facility. In October 2005, WPD (South West) extended the £100 million 364-day facility until October 2006 and the £150 million three-year facility until October 2008. The £150 million five-year facility expires in October 2009. At September 30, 2005, WPD (South West) also had uncommitted credit facilities of £35 million, which were increased to £65 million in October 2005. The balance outstanding under the WPD (South West) credit facilities at September 30, 2005, was £39 million (approximately $70 million at current exchange rates).

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

In July 2005, PPL Capital Funding retired $142 million of its 7.29% Subordinated Notes due May 2006 at a market value of $145 million. PPL recorded a loss of $3 million related to this transaction in the third quarter of 2005.

In September 2005, PPL Capital Funding retired all $10 million of its 6.17% Medium-term Notes due September 2005 upon maturity.

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

At September 30, 2005, PPL Energy Supply had no commercial paper outstanding under its commercial paper program.

During the nine months ended September 30, 2005, PPL Energy Supply distributed $206 million to its parent company and received capital contributions of $50 million.

The terms of PPL Energy Supply's 2-5/8% Convertible Senior Notes due 2023 include a market price trigger that permits holders to convert the notes during any fiscal quarter if the closing sale price of PPL's common stock exceeds $29.83 for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter. This market price trigger was met in the third quarter of 2005. Therefore, holders of the Convertible Senior Notes are entitled to convert their notes at any time during the fourth quarter of 2005. As discussed in Note 4, if holders elect to convert the Convertible Senior Notes, PPL Energy Supply would be required to settle the principal amount in cash and any conversion premium in cash or PPL common stock. As a result of the market price trigger being met, PPL Energy Supply wrote-off $6 million of unamortized debt issuance costs during the third quarter of 2005, which is included in "Interest Expense" on the Statement of Income.

On October 26, 2005, PPL Energy Supply issued $300 million aggregate principal amount of 5.70% REset Put Securities due 2035 (REPSSM). The REPS bear interest at a rate of 5.70% per annum to, but excluding, October 15, 2015 (Remarketing Date). The REPS are required to be put by existing holders on the Remarketing Date either for (a) purchase and remarketing by a designated remarketing dealer, or (b) repurchase by PPL Energy Supply. If the remarketing dealer elects to purchase the REPS for remarketing, it will purchase the REPS at 100% of the principal amount, and the REPS will bear interest on and after the Remarketing Date at a new fixed rate per annum determined in the remarketing. PPL Energy Supply has the right to terminate the remarketing process. If the remarketing is terminated at the option of PPL Energy Supply, or under certain other circumstances, including the occurrence of an event of default by PPL Energy Supply under the related indenture or a failed remarketing for certain specified reasons, PPL Energy Supply will be required to pay the remarketing dealer a settlement amount. The settlement amount will be the present value of an annuity equal to the positive difference, if any, between (a) a stream of interest payments that would have been due on the REPS after the Remarketing Date, assuming the REPS were to bear interest at a rate based on the 20-year swap rate in effect on October 20, 2005, and (b) a stream of interest payments that would have been due on the REPS after the Remarketing Date, assuming the REPS were to bear interest at a rate based on the 20-year swap rate in effect on the date of calculation of the settlement amount. Also, if the remarketing is terminated for any reason, PPL Energy Supply must repurchase the entire principal amount of the REPS on the Remarketing Date at 100% of the principal amount. PPL Energy Supply received net proceeds of approximately $311 million from the issuance of the REPS, which includes a premium associated with the remarketing feature. These proceeds will be used by PPL Energy Supply’s affiliates to repay indebtedness and by PPL Energy Supply for capital expenditures and/or general corporate purposes.

(PPL and PPL Electric)

At September 30, 2005, $117 million of accounts receivable and $117 million of unbilled revenue were pledged by a PPL Electric subsidiary under the credit agreement related to PPL Electric's and the subsidiary's participation in an asset-backed commercial paper program. Also at this date, there was $42 million of short-term debt outstanding under the credit agreement at an interest rate of 3.8%, all of which was being used to cash collateralize letters of credit issued on PPL Electric's behalf. At September 30, 2005, based on the accounts receivable and unbilled revenue pledged, an additional $100 million was available for borrowing. PPL Electric's sale to its subsidiary of the pledged accounts receivable and unbilled revenue is an absolute sale of the assets, and PPL Electric does not retain an interest in these assets. However, for financial reporting purposes, the subsidiary's financial results are consolidated in PPL Electric's financial statements.

In February 2005, the Lehigh County Industrial Development Authority (LCIDA) issued $116 million of 4.70% Pollution Control Revenue Refunding Bonds due 2029 on behalf of PPL Electric. The proceeds of the LCIDA bonds were used in March 2005 to refund the LCIDA's $116 million of 6.40% Pollution Control Revenue Refunding Bonds due 2029, previously issued on behalf of PPL Electric. A $2 million premium was paid to redeem these bonds.

In May 2005, the LCIDA issued $108 million of 4.75% Pollution Control Revenue Refunding Bonds due 2027 on behalf of PPL Electric. The proceeds of these LCIDA bonds were used in June 2005 to refund the LCIDA's $53 million of 5.50% Pollution Control Revenue Refunding Bonds due 2027 and in August 2005 to refund the LCIDA's $55 million of 6.15% Pollution Control Revenue Refunding Bonds due 2029, previously issued on behalf of PPL Electric. A $1 million premium was paid as part of each bond redemption.

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

In April 2005, PPL Electric retired all $69 million of its 6-1/2% First Mortgage Bonds due April 2005 upon maturity.

During the nine months ended September 30, 2005, PPL Transition Bond Company made principal payments on transition bonds of $204 million.

At September 30, 2005, PPL Electric had no commercial paper outstanding under its commercial paper program.

During the nine months ended September 30, 2005, PPL Electric paid common dividends of $59 million to PPL.

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

Dividends (PPL)

There have been two common stock dividend increases in 2005. In February 2005, PPL announced an increase to its quarterly common stock dividend to 23 cents per share (equivalent to $0.92 per annum) and in August 2005, PPL announced an increase, payable October 1, 2005, to 25 cents per share (equivalent to $1.00 per annum). Future dividends, declared at the discretion of the Board of Directors, will be dependent upon future earnings, cash flows, financial requirements and other factors.

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

Discontinued Operations (PPL and PPL Energy Supply)

Sale of Sundance Plant

In May 2005, a subsidiary of PPL Generation completed the sale of its 450 MW Sundance power plant located in Pinal County, Arizona, to Arizona Public Service Company for approximately $190 million in cash. Proceeds from the sale were used to reduce PPL's and PPL Energy Supply's outstanding debt and improve liquidity. The book value of the plant was approximately $260 million on the sale date. PPL and PPL Energy Supply recorded a loss on the sale in May 2005 of approximately $47 million, or $0.12 per share for PPL, net of a tax benefit of $26 million. The loss on the sale is reflected as "Loss from Discontinued Operations," along with operating losses of the Sundance plant of $4 million for the nine months ended September 30, 2005, and $10 million for the nine months ended September 30, 2004. At December 31, 2004, the Sundance plant had a book value of $263 million, which was recorded in "Electric plant in service - Generation" on the Balance Sheet. The plant had been included in the total assets of the Supply segment prior to the sale.

Sale of Latin American Telecommunications Company

In December 2003, PPL Global's Board of Managers authorized PPL Global to sell its investment in a Latin American telecommunications company, and approved a plan of sale. It was determined that this non-strategic business was not economically viable. PPL Global sold this investment to local management for a nominal amount in June 2004. The operating results of the Latin American telecommunications company, which were a loss of approximately $2 million for the nine months ended September 30, 2004, as well as an insignificant write-down of its net assets, are reflected as "Loss from Discontinued Operations" on the Statement of Income.

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

PPL Energy Supply entered into long-term power purchase agreements with two wind project developers to purchase the full output of their facilities when they begin commercial operation. One of the power purchase agreements is for 100 MW and extends for a term of 15 years, and the project is expected to be in service during 2006. The other agreement is for 20 MW and extends for a term of 20 years, and the project is expected to be in service by the end of 2005.

As part of the purchase of generation assets from Montana Power, PPL Montana assumed a power purchase agreement, which was still in effect at September 30, 2005. In accordance with purchase accounting guidelines, PPL Montana recorded a liability of $58 million as the estimated fair value of the agreement at the acquisition date. The liability is being reduced over the term of the agreement, through 2010, as an adjustment to "Energy purchases" on the Statement of Income. The unamortized balance of the liability related to the agreement at September 30, 2005, was $51 million and is included in "Deferred Credits and Other Noncurrent Liabilities - Other" on the Balance Sheet.

Liability for Above Market NUG Contracts

In 1998, PPL Electric recorded a loss accrual for above market contracts with NUGs of $854 million, due to its generation business being deregulated. Effective January 1999, PPL Electric began reducing this liability as an offset to "Energy purchases" on the Statement of Income. This reduction is based on the estimated timing of the purchases from the NUGs and projected market prices for this generation. The final existing NUG contract expires in 2014. In connection with the corporate realignment in 2000, the remaining balance of this liability was transferred to PPL EnergyPlus. At September 30, 2005, the remaining liability associated with the above market NUG contracts was $224 million.

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

As part of the purchase of generation assets from Montana Power, PPL Montana assumed a power sales agreement, which was still in effect at September 30, 2005. In accordance with purchase accounting guidelines, PPL Montana recorded a liability of $7 million as the estimated fair value of the agreement at the acquisition date. The agreement was re-evaluated under DIG Issue C20, "Scope Exceptions: Interpretation of the Meaning of Not Clearly and Closely Related in Paragraph 10(b) Regarding Contracts with a Price Adjustment Feature," which changed its fair value and reclassified it as a derivative instrument. The current liability balance was $5 million as of September 30, 2005.

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

The Kerr Dam Project license was jointly issued by the FERC to Montana Power and the Confederated Salish and Kootenai Tribes of the Flathead Reservation in 1985, and required Montana Power to hold and operate the project for 30 years. The license required Montana Power, and subsequently PPL Montana as a result of the purchase of the Kerr Dam from Montana Power, to continue to implement a plan to mitigate the impact of the Kerr Dam on fish, wildlife and the habitat. Under this arrangement, PPL Montana has a remaining commitment to spend approximately $19 million between 2005 and 2015, at which point the tribes have the option to purchase, hold and operate the project.

PPL Montana entered into two Memorandums of Understanding (MOUs) with state, federal and private entities related to the issuance in 2000 of the FERC renewal license for the nine dams for the Missouri-Madison project. The MOUs require PPL Montana to implement plans to mitigate the impact of its projects on fish, wildlife and the habitat, and to increase recreational opportunities. The MOUs were created to maximize collaboration between the parties and possibilities for matching funds from relevant federal agencies. Under this arrangement, PPL Montana has a remaining commitment to spend approximately $36 million between 2005 and 2040.

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

NorthWestern Corporation Litigation (PPL and PPL Energy Supply)

In connection with the acquisition of the Montana generation assets, the Montana Power APA, which was previously assigned to PPL Montana by PPL Global, includes a provision concerning the proposed purchase by PPL Montana of a portion of NorthWestern's interest in the 500-kilovolt Colstrip Transmission System (CTS) for $97 million. During 2002, PPL Montana had been in discussions with NorthWestern regarding the proposed purchase of the CTS and the claims that PPL Montana believed it had against NorthWestern arising from the Montana Power APA and related agreements. Notwithstanding such discussions, in September 2002, NorthWestern filed a lawsuit against PPL Montana in Montana state court seeking specific performance of PPL Montana's purchase of the CTS or, alternatively, damages for breach of contract. Pursuant to PPL Montana's application, the matter was removed to the U.S. District Court of Montana, Butte Division. Following removal, NorthWestern asserted additional claims for damages against PPL Montana, including a claim for punitive damages. PPL Montana filed defenses denying liability for NorthWestern's claims as well as counterclaims against NorthWestern seeking damages PPL Montana believed it had suffered under the Montana Power APA and related agreements.

In May 2005, PPL Montana and NorthWestern reached an agreement in principle to settle the litigation, and PPL and PPL Energy Supply recorded a charge of $9 million ($6 million after tax, or $0.02 per share for PPL) in the first quarter of 2005 related to the agreement in principle. In September 2005, the parties reached a final agreement that was approved by the U.S. Bankruptcy Court for the District of Delaware overseeing NorthWestern's bankruptcy case. Pursuant to this final agreement, all claims of the parties in the litigation have been dismissed with prejudice, NorthWestern will retain its interest in the CTS and PPL Montana has paid NorthWestern $9 million in October 2005.

Montana Hydroelectric Litigation (PPL and PPL Energy Supply)

In October 2003, a lawsuit was filed against PPL Montana, PPL Services, Avista Corporation, PacifiCorp and nine John Doe defendants in the U.S. District Court of Montana, Missoula Division, by two residents allegedly acting in a representative capacity on behalf of the State of Montana. In January 2004, the complaint was amended to, among other things, include the Great Falls school districts as additional plaintiffs. In May 2004, the Montana Attorney General filed a motion to allow the State of Montana to intervene as an additional plaintiff in the litigation. This motion was granted without objection. The individual plaintiffs, the school districts and the State sought declaratory judgment, compensatory damages and attorneys fees and costs for use of state and/or "school trust" lands by hydropower facilities and to require the defendants to adequately compensate the State and/or the State School Trust fund for full market value of lands occupied. Generally, the suit is founded on allegations that the bed of navigable rivers became state-owned property upon Montana's admission to statehood, and that the use thereof for placement of dam structures, affiliated structures and reservoirs should, under an existing regulatory scheme, trigger lease payments for use of land underneath. The plaintiffs also sought relief on theories of unjust enrichment, trespass and negligence. No specific amount of damages or future rental value has been claimed by the plaintiffs. The defendants filed separate motions to dismiss the individual plaintiffs' and school district's complaint, as well as the complaint of the State of Montana. In September 2004, the federal court granted the motions to dismiss the individual plaintiffs' and school districts' complaint but denied the similar motions as to the State of Montana's complaint. Following the federal court's September decision, PPL Montana and the other defendants filed a motion to dismiss the State of Montana's complaint for lack of diversity jurisdiction and also filed a motion to vacate certain portions of the decision. The federal court granted both of these motions in September 2005.

In November 2004, PPL Montana, Avista Corporation and PacifiCorp commenced an action for declaratory judgment in Montana First Judicial District Court seeking a determination that no lease payments or other compensation for the hydropower facilities' use and occupancy of streambeds can be collected by the State of Montana. The State subsequently filed counterclaims and a motion for summary judgment. In February 2005, the individual plaintiffs and school districts who were dismissed from the federal court proceeding, along with a state teachers' union, filed a motion to intervene as additional defendants in this state court proceeding, and also filed a proposed answer and counterclaims to be used if their motion to intervene is granted. The state court denied this motion to intervene, but has not yet ruled on any of the other above-described motions. PPL and PPL Energy Supply cannot predict the outcome of the state court proceeding.

Regulatory Issues

California ISO and Western Markets (PPL and PPL Energy Supply)

Through its subsidiaries, PPL made approximately $18 million of sales to the California ISO during the period from October 2000 through June 2001, of which $17 million has not been paid to PPL subsidiaries. Given the myriad of electricity supply problems presently faced by the California electric utilities and the California ISO, PPL cannot predict whether or when it will receive payment. As of September 30, 2005, PPL has fully reserved for possible underrecoveries of payments for these sales.

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

PPL and PPL Electric recognized an after-tax charge of approximately $27 million (or $0.07 per share for PPL) in the first quarter of 2005 for a loss contingency related to this matter. The pre-tax accrual was approximately $47 million, with $39 million included in "Energy purchases" on the Statement of Income, and $8 million in "Interest Expense."

In September 2005, PPL Electric and Exelon Corporation filed a proposed settlement agreement regarding this matter with the FERC. Under the settlement agreement, PPL Electric would pay $33 million plus interest over a four-year period to PJM through a new transmission charge that, under applicable law, is recoverable from PPL Electric's retail customers. Also, all PJM market participants would pay approximately $8 million plus interest over a four-year period to PJM through a new market adjustment charge. PJM would forward amounts collected under the two new charges to PECO. PJM filed comments with the FERC neither supporting nor opposing the settlement agreement, and the FERC Trial Staff filed comments with the FERC supporting the settlement agreement. Numerous other parties, including PJM market participants, filed comments with the FERC opposing the settlement agreement. The FERC has not yet acted on the proposed settlement agreement.

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

In June 2004, FERC approved certain changes to its standards for granting market-based rate authority. As a result of the schedule adopted by the FERC, PPL EnergyPlus, PPL Electric, PPL Montana and most of PPL Generation's subsidiaries were required to file in November 2004 updated analyses demonstrating that they should continue to maintain market-based rate authority under the new standards. PPL made two filings, a Western market-based rate filing for PPL Montana and an Eastern market-based rate filing for most of the other PPL subsidiaries in the PJM region.

In September 2005, the FERC issued an order conditionally approving the Eastern market-based rate filing. The FERC expressly rejected the concerns raised by various consumer advocates and industrial customers regarding generation market power of PPL's and PPL Energy Supply's generation subsidiaries in the PJM region. The FERC's order required the subsidiaries to make a compliance filing providing further support that they cannot erect other non-transmission barriers to entry into the generation market, and the PPL subsidiaries made this compliance filing in October 2005.

Also in September 2005, in an order on PPL's Western market-based rate filing, the FERC found that PPL Montana did not pass one of the FERC's initial screening tests for market power in the Northwestern Energy Control Area, namely the wholesale market share screen. As a result, PPL Montana was required to make a more detailed filing with the FERC demonstrating that it meets the market power tests. Also, the FERC has established a refund effective date of November 8, 2005 (for sales made in the Northwestern Energy Control Area after that date), in the event that PPL Montana does not pass the FERC's market power tests. The FERC's order is not a definitive determination that PPL Montana has market power but rather the FERC's mechanism for analyzing market-based rate authority applications that require further scrutiny. In October 2005, PPL Montana made the more detailed filing with the FERC, which PPL Montana believes demonstrates that it cannot exercise generation market power in the Northwestern Energy Control Area and should be granted market-based rate authority in that area. While PPL Montana continues to believe that it does not have market power in the Northwestern Energy Control Area, it cannot predict the outcome of this proceeding.

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

Wallingford Cost-Based Rates (PPL and PPL Energy Supply)

In January 2003, PPL negotiated an agreement with ISO - New England that would declare that four of the five units at PPL's Wallingford, Connecticut facility are "reliability must run" units and put those units under cost-based rates. This agreement and the cost-based rates are subject to the FERC's approval, and PPL filed a request with the FERC for such approval. PPL requested authority for cost-based rates because the current and anticipated wholesale prices in New England are insufficient to cover the costs of keeping these units available for operation. In March 2003, PPL filed an application with the New England Power Pool to temporarily deactivate these four units. In May 2003, the FERC denied PPL's request for cost-based rates in light of the FERC's changes to the market and bid mitigation rules of ISO - New England made in a similar case involving generating units owned by NRG Energy, Inc. PPL subsequently has explained to the FERC that its changes to the market and bid mitigation rules of ISO - New England will not provide sufficient revenues to PPL, and PPL continues to seek approval of its cost-based rates. However, PPL has informed the New England Power Pool that it will not pursue its request to temporarily deactivate certain Wallingford units. In August 2005, the U.S. Court of Appeals for the District of Columbia Circuit reversed the FERC's denial of PPL's request for cost-based rates and remanded the case to the FERC for further consideration. PPL cannot predict the outcome of this matter.

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

In addition, Section 29 provides for the synthetic fuel tax credit to begin to phase-out when the relevant annual reference price for crude oil, which is the domestic first purchase price (DFPP), falls within a designated range and to be eliminated when the DFPP exceeds the range. The phase-out range is adjusted annually for inflation. The DFPP is published by the IRS annually in April for the prior year and is calculated based on the annual average wellhead price per barrel for all unregulated domestic crude oil. The DFPP for crude oil in 2004 was $36.75 per barrel, significantly below the phase-out level. Accordingly, the tax credit phase-out did not impact results in 2004. Accounting for inflation, PPL estimates that the 2005 tax credit phase-out would start at a DFPP for the year of about $52 per barrel and the tax credit would be totally eliminated at about $65 per barrel. PPL currently does not expect any significant phase-out of the synthetic fuel tax credit for 2005. However, based on current market conditions and given the recent increases in and volatility of crude oil prices, PPL cannot predict the final DFPP for crude oil for each of the years 2005 through 2007 or inflation for those years that affects the determination of the phase-out range of the tax credit.

PPL has entered into economic hedge transactions that serve to mitigate some of the earnings and cash flow impact of increases in crude oil prices for the years 2005 through 2007, with the mark-to-market value of these hedges reflected in "Energy related businesses" revenues on the Statement of Income.  Nonetheless, a significant increase in the price for crude oil beyond current price levels could significantly reduce PPL's expected synthetic fuel tax credits for the year 2005, and if the price of crude oil remains at, or increases above, current price levels in 2006 or 2007, PPL's expected synthetic fuel tax credits for either or both of those years could be significantly reduced.  Based on forecasted oil prices and other market factors for 2006 and 2007, PPL will evaluate its synthetic fuel production levels and operations.

A PPL subsidiary owns and operates the Somerset facility. In November 2001, PPL received a private letter ruling from the IRS pursuant to which, among other things, the IRS concluded that the synthetic fuel produced at the Somerset facility qualifies for Section 29 tax credits. The Somerset facility uses the Covol technology to produce synthetic fuel, and the IRS issued the private letter ruling after its review and approval of that technology. In reliance on this private letter ruling, PPL has sold synthetic fuel produced at the Somerset facility resulting in an aggregate of approximately $251 million of tax credits as of September 30, 2005.

PPL owns a limited partnership interest in the entity that owns and operates the Tyrone facility. In April 2004, this entity received a private letter ruling from the IRS. Similar to its conclusions relating to the Somerset facility, the IRS concluded that the synthetic fuel to be produced at the Tyrone facility qualifies for Section 29 tax credits. In reliance on this private letter ruling, this entity has sold synthetic fuel produced at the Tyrone facility resulting in an aggregate of approximately $48 million of tax credits as of September 30, 2005. The Tyrone facility began commercial operation in the third quarter of 2004, after being relocated to Kentucky from Pennsylvania.

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

Energy Policy Act of 2005 (PPL, PPL Energy Supply and PPL Electric)

In August 2005, President Bush signed into law the Energy Policy Act of 2005 (the "2005 Energy Act"). The 2005 Energy Act is comprehensive legislation that will substantially affect the regulation of energy companies. The Act amends federal energy laws and provides the FERC with new oversight responsibilities. Among the important changes to be implemented as a result of this legislation are the following:

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

Citing its authority under the Clean Air Act, the EPA has developed new standards for ambient levels of ozone and fine particulates in the U.S. These standards have been upheld following court challenges. To facilitate attainment of these standards, the EPA has promulgated the Clean Air Interstate Rule (CAIR) for 28 midwestern and eastern states, including Pennsylvania, to reduce national sulfur dioxide emissions by about 50% by 2010 and to extend the current seasonal program for nitrogen oxide emission reductions to a year-round program starting in 2009. CAIR requires further reductions, starting in 2015, in sulfur dioxide and nitrogen oxide of 30% and 20%, respectively, from 2010 levels. CAIR allows these reductions to be achieved through cap-and-trade programs, and is consistent with the Bush administration's proposed amendments to the Clean Air Act, except that it applies to only the 28 states. Pennsylvania and Montana have not challenged CAIR, but the rule has been challenged by several states and environmental groups as not being sufficiently strict, and by industry petitioners as being too strict. In addition, several Canadian environmental groups have petitioned the EPA under the Clean Air Act to revise CAIR to require deeper reductions in sulfur dioxide and mercury.

In order to continue meeting existing sulfur dioxide reduction requirements of the Clean Air Act, PPL will need to use its banked sulfur dioxide allowances and to purchase additional allowances. Currently, PPL has enough allowances to cover expected consumption through 2006, but will experience shortfalls in some years after 2006. As a result and based on projected allowance prices, PPL plans to install sulfur dioxide scrubbers at its Montour Units 1 and 2 and Brunner Island Unit 3 by 2008. PPL also plans to install a scrubber at Brunner Island Units 1 and 2 during 2009. PPL's current installation plan for the scrubbers and other pollution control equipment from 2005 to 2010 reflects a cost of approximately $1.5 billion.

Also citing its authority under the Clean Air Act, the EPA has finalized mercury regulations that affect coal-fired plants. These regulations establish an emission trading program to take effect beginning January 2010, with a second phase to take effect in 2018. At the same time that it finalized these mercury regulations, the EPA determined that it currently does not need to regulate nickel emissions from oil-fired units. PPL is still assessing what measures it will need to take to comply with the mercury regulations. PPL expects that the scrubbers to be installed at Montour and Brunner Island will provide mercury removal co-benefits. However, PPL believes that it may need to take additional measures to comply with the 2010 requirements of the EPA's mercury regulations, and that it will need to take additional measures to comply with the 2018 requirements. The capital costs to PPL of complying with these new mercury regulations are not now determinable, but could be significant. Based on preliminary industry estimates, the costs are expected to exceed $150 million.

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

In September 2005, a petition to initiate state-specific rulemaking for mercury emissions was filed by a coalition of environmental and other public interest groups with the Montana Board of Environmental Review (BER). The petition proposed an administrative rule that would have required coal burning power plants in Montana to achieve a 90% reduction in mercury emissions by July 1, 2011, with certain exceptions. On September 30, 2005, a public hearing was held before the Montana BER to determine whether to accept the petition for rulemaking or deny the same. Upon the recommendation of the director of the Montana Department of Environmental Quality (DEQ), the Montana BER voted to deny the petition at that time but instructed the Montana DEQ to meet with all stakeholders and attempt to come up with an alternate form of rule and present it to the Montana BER no later than February 2006. PPL Montana intends to actively participate in the stakeholder process.

PPL and other energy companies and industry groups oppose state-specific regulations. PPL cannot predict whether more stringent regulations will ultimately be adopted in Pennsylvania or Montana. The additional costs to comply with any such regulations are not now determinable, but could be significant.

In addition to the above rules, the Clean Air Visibility Rule was issued by the EPA on June 15, 2005, to address regional haze or regionally-impaired visibility caused by multiple sources over a wide area. The rule defines Best Available Retrofit Technology requirements for electric generating units, including presumptive limits for sulfur dioxide and nitrogen oxide controls for large units. The EPA has stated that this rule will not require reductions in sulfur dioxide or nitrogen oxide beyond those required by CAIR. However, in states like Montana that are not within the CAIR region, the need for and costs of additional controls as a result of this new rule are not now determinable, but could be significant.

In 1999, the EPA initiated enforcement actions against several utilities, asserting that older, coal-fired power plants operated by those utilities have, over the years, been modified in ways that subject them to more stringent "New Source" requirements under the Clean Air Act. The EPA subsequently issued notices of violation and commenced enforcement activities against other utilities. In 2003, the EPA issued changes to its regulations that clarified what projects are exempt from "New Source" requirements as routine maintenance and repair. Under these clarifications, any project to replace existing equipment with functionally equivalent equipment would be considered routine maintenance and excluded from "New Source" review if the cost of the replaced equipment does not exceed 20% of the replacement cost of the entire process unit, the basic design is not changed and no permit limit is exceeded. These clarifications would have substantially reduced the uncertainties under the prior "New Source" regulations; however, they have been stayed by the U.S. Court of Appeals for the District of Columbia Circuit. PPL is therefore continuing to operate under the "New Source" regulations as they existed prior to the EPA's 2003 clarifications.

In October 2005, the EPA proposed changing its rules on how to determine whether a project results in an emissions increase and is therefore subject to review under the "New Source" regulations. The EPA's proposed tests are consistent with the position of energy companies and industry groups and, if adopted, would substantially reduce the uncertainties under the current regulations. PPL cannot predict whether these new tests will be adopted. In addition to announcing these proposed new tests, the EPA also announced in October 2005 that it will not bring new enforcement actions with respect to projects that would satisfy the proposed tests or the EPA's 2003 clarifications referenced above. Accordingly, PPL believes that it is unlikely that the EPA will follow up on the information requests that had been issued to PPL Montana's Corette and Colstrip plants by EPA Region VIII in 2000 and 2003, respectively, and to PPL Generation's Martins Creek plant by EPA Region III in 2002. However, states and environmental groups have also been bringing enforcement actions alleging violations of "New Source" requirements by coal-fired plants and PPL is unable to predict whether such state or citizens enforcement actions will be brought with respect to any of its affiliates' plants.

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

In addition to the opacity concerns raised by the New Jersey DEP, PPL and the Pennsylvania DEP are litigating issues relating to the opacity of emissions from the Montour plant and negotiating issues relating to the opacity of emissions from the Martins Creek plant. PPL believes that it is in compliance with state emission regulations and is continuing to discuss these matters with the Pennsylvania DEP. If it is determined that actions must be taken to address the Pennsylvania DEP's concerns, such actions could result in costs that are not now determinable, but could be significant.

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

In addition to the requirements related to emissions of sulfur dioxide, nitrogen oxide and mercury noted above, there is a growing concern nationally and internationally about carbon dioxide emissions. In June 2005, the U.S. Senate adopted a resolution declaring that mandatory reductions in carbon dioxide are needed. Various legislative proposals are being considered in Congress, and several states have already passed legislation capping carbon dioxide emissions. The Bush administration is promoting a voluntary carbon dioxide reduction program, called the Climate VISION program. In support of this program, the electric power industry has committed to reducing its greenhouse gas emission intensity levels (measured as tons of carbon dioxide equivalent against electric power production in MWh) by 3% to 5% by the 2010 to 2012 period. Furthermore, an initiative is underway in nine Northeast states to propose a cap-and-trade program for carbon dioxide emissions from fossil fuel-fired power plants, the details of which are expected to be released in 2005. Increased pressure for carbon dioxide emissions reduction is also coming from investor organizations and the international community. Pennsylvania and Montana have not, at this time, established any formal programs to address carbon dioxide and other greenhouse gases.

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

In June 2005, PPL Montour, along with 20 other companies with coal-fired generating plants, was named as a defendant in a toxic-tort, purported class-action lawsuit filed in the Ontario Superior Court of Justice. PPL Montour has not yet been served with this lawsuit. On behalf of a purported class comprised of all persons resident in Ontario within the past six years (and/or their family members or heirs), the named plaintiffs allege, in essence, that the defendant power companies negligently failed to prevent their plants from emitting air pollutants in such a manner as to cause death and multiple adverse health effects, as well as economic damages, to the plaintiff class. PPL Montour is alleged to be among those responsible for the plaintiffs' injuries because of its ownership of the Montour plant, as well as its ownership interests in the Keystone and Conemaugh plants. The plaintiffs seek damages in the approximate amount of Canadian $49 billion (approximately $42 billion at current exchange rates), along with continuing damages in the amount of Canadian $4.1 billion (approximately $3.5 billion at current exchange rates) per year and punitive damages of Canadian $1 billion (approximately $861 million at current exchange rates), along with such other relief as the court deems just. PPL and PPL Energy Supply cannot predict the outcome of this matter.

Water/Waste (PPL and PPL Energy Supply)

In August 2005, a leak from a disposal basin containing fly ash and water used in connection with the operation of the two 150-MW coal-fired generating units at the Martins Creek generating facility caused the discharge of approximately 100 million gallons of water containing ash from the basin onto adjacent roadways and fields and into the Delaware River. The leak has been stopped, and PPL has determined that the problem was caused by a failure in the disposal basin's discharge structure. PPL currently is working with the Pennsylvania DEP and other appropriate agencies and consultants to assess the extent of the environmental damage caused by the ash in the discharged water and to remediate the damage. The company has shut down the two coal-fired generating units and intends to place the units back in service and begin using the disposal basin again after completing the repairs and upgrades to the basin and obtaining the Pennsylvania DEP's approval.

At this time, PPL has no reason to believe that the Martins Creek leak has caused any danger to human health or any adverse biological impact on the river aquatic life. However, PPL currently expects that as a result of the leak it will be subject to an enforcement action by the Pennsylvania DEP and that claims may be brought against it by certain federal and other state agencies and private litigants. PPL and PPL Energy Supply recognized a $33 million charge in the third quarter of 2005 (or $22 million after tax, which is $0.06 per share for PPL) in connection with the current expected on-site and off-site costs relating to the leak. Approximately $29 million of the charge, or $19 million after tax, relates to the off-site costs, and the balance of the charge, $4 million, or $3 million after tax, relates to the on-site costs. PPL and PPL Energy Supply cannot predict the final cost of assessment and remediation of the leak, the exact nature of any regulatory or other legal actions that may be initiated against PPL, PPL Energy Supply or their subsidiaries as a result of the disposal basin leak, the extent of the fines or damages that may be sought in connection with any such actions, when the coal-fired generating units may be placed back in service or the ultimate financial impact on PPL or PPL Energy Supply.

Seepages have been detected at one of the wastewater basins at the Montour generating facility, and PPL is working with the Pennsylvania DEP to assess and abate the seepage. PPL is assessing groundwater impacted by seepages from two closed wastewater basins at the Brunner Island station to determine what abatement actions may be needed. PPL plans to comprehensively address issues related to wastewater basins at all of its Pennsylvania plants, as part of the process to renew the residual waste permits for these basins which expire within the next three years. The cost of addressing seepages at PPL's Pennsylvania plants is not now determinable, but could be significant.

In May 2003, approximately 50 plaintiffs brought an action now pending at the Montana Sixteenth Judicial District Court, Rosebud County, against PPL Montana and the other owners of the Colstrip plant alleging property damage from seepage from the freshwater and wastewater ponds at Colstrip. PPL Montana has undertaken certain groundwater investigation and remediation measures at the Colstrip plant to address groundwater contamination alleged by the plaintiffs as well as other groundwater contamination at the plant. These measures include offering to extend city water to certain residents who live near the plant, some of whom are plaintiffs in the litigation. Beyond estimated costs of approximately $1 million (PPL Montana's share of the estimated costs, for which PPL has recorded a contingency reserve) for a proposed settlement of the property damage claims raised in the litigation, for extending city water and for a portion of the remedial investigation costs, PPL Montana may incur further costs based on its additional groundwater investigations and any related remedial measures, which costs are not now determinable, but could be significant.

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

Superfund and Other Remediation

(PPL, PPL Energy Supply and PPL Electric)

In 1995, PPL Electric and PPL Generation and, in 1996, PPL Gas Utilities entered into consent orders with the Pennsylvania DEP to address a number of sites that were not being addressed under another regulatory program such as Superfund, but for which PPL Electric, PPL Generation or PPL Gas Utilities may be liable for remediation. This may include potential PCB contamination at certain PPL Electric substations and pole sites; potential contamination at a number of coal gas manufacturing facilities formerly owned or operated by PPL Electric; oil or other contamination which may exist at some of PPL Electric's former generating facilities; and potential contamination at abandoned power plant sites owned by PPL Generation. This may also include former coal gas manufacturing facilities and potential mercury contamination from gas meters and regulators at PPL Gas Utilities' sites.

Since the PPL Electric Consent Order expired on January 31, 2005, and since only four sites remained, PPL has negotiated a new consent order and agreement (COA) with the Pennsylvania DEP that combines both PPL Electric's and PPL Gas Utilities' consent orders into one single agreement. As of September 30, 2005, PPL Electric and PPL Gas Utilities have 178 sites to address under the new combined COA. Additional sites formerly owned or operated by PPL Electric, PPL Generation or PPL Gas Utilities are added to the consent orders on a case-by-case basis.

At September 30, 2005, PPL Electric and PPL Gas Utilities had accrued approximately $3 million and $7 million, respectively, representing the estimated amounts each will have to spend for site remediation, including those sites covered by each company's consent orders mentioned above. Depending on the outcome of investigations at sites where investigations have not begun or have not been completed, the costs of remediation and other liabilities could be substantial. PPL and its subsidiaries also could incur other non-remediation costs at sites included in the consent orders or other contaminated sites, the costs of which are not now determinable, but could be significant.

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

(PPL and PPL Energy Supply)

Under the Pennsylvania Clean Streams Law, subsidiaries of PPL Generation are obligated to remediate acid mine drainage at former mine sites and may be required to take additional measures to prevent potential acid mine drainage at previously capped refuse piles. One PPL Generation subsidiary is pumping and treating mine water at two mine sites. Another PPL Generation subsidiary is installing passive wetlands treatment at a third site, and the Pennsylvania DEP has suggested that it may require that PPL Generation subsidiary to pump and treat the mine water at that third site. At September 30, 2005, a PPL Energy Supply subsidiary had accrued $28 million to cover the costs of pumping and treating groundwater at the two mine sites for 50 years and for operating and maintaining passive wetlands treatment at the third site.

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

The certificate of occupancy for the Lower Mt. Bethel facility was issued by the local township zoning officer in April 2004, and the facility was placed in service in May 2004. In May 2004, the intervenor in the legal proceedings regarding the facility's permissible noise levels filed an appeal with the township zoning board regarding the issuance of the certificate of occupancy. The hearing on the appeal was held in December 2004, and the intervenor's appeal was denied. The intervenor appealed the zoning board's decision to the Northampton County Court of Common Pleas in February 2005, and the Court of Common Pleas denied this appeal in August 2005. The intervenor did not further appeal this matter. Accordingly, the zoning board's decision is final.

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

Other

Nuclear Insurance (PPL and PPL Energy Supply)

PPL Susquehanna is a member of certain insurance programs which provide coverage for property damage to members' nuclear generating stations. Facilities at the Susquehanna station are insured against property damage losses up to $2.75 billion under these programs. PPL Susquehanna is also a member of an insurance program which provides insurance coverage for the cost of replacement power during prolonged outages of nuclear units caused by certain specified conditions. Under the property and replacement power insurance programs, PPL Susquehanna could be assessed retroactive premiums in the event of the insurers' adverse loss experience. At September 30, 2005, this maximum assessment was about $38 million.

In the event of a nuclear incident at the Susquehanna station, PPL Susquehanna's public liability for claims resulting from such incident would be limited to about $10.8 billion under provisions of The Price Anderson Amendments Act of 1988. PPL Susquehanna is protected against this liability by a combination of commercial insurance and an industry assessment program. In the event of a nuclear incident at any of the reactors covered by The Price Anderson Amendments Act of 1988, PPL Susquehanna could be assessed up to $201 million per incident, payable at $30 million per year.

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

	Recorded Liability at		Exposure at
	September 30, 2005	December 31, 2004	September 30, 2005 (a)	Expiration Date
PPL

Residual value guarantees of leased equipment			$10		2006	(b)

PPL Energy Supply (c)

WPD LLP guarantee of obligations under SIUK Capital Trust I preferred securities			82	(d)	2027

Letters of credit issued on behalf of affiliates			5	(e)	2007

Support agreements to guarantee partnerships' obligations for the sale of coal			9		2007

Retroactive premiums under nuclear insurance programs			38

Nuclear claims under The Price Anderson Amendments Act of 1988			201	(f)

Contingent purchase price payments to former owners of synfuel projects		$11	33		2007

Residual value guarantees of leased equipment			3		2006	(b)

WPD guarantee of pension and other obligations of unconsolidated entities (g)	$4		43		2017

Indemnifications for entities in liquidation			270		2008 to 2012

WPD guarantee of an unconsolidated entity's lease obligations			1		2008

Indemnifications related to the sale of the Sundance plant	1			(h)		(h)

Tax indemnification related to unconsolidated WPD affiliates			9		2012

Obligation to purchase commodities under option contracts	2		50		2007

	Recorded Liability at		Exposure at
	September 30, 2005	December 31, 2004	September 30, 2005 (a)	Expiration Date
PPL Electric (c)

Guarantee of a portion of an unconsolidated entity's debt			7	(d)	2008

Residual value guarantees of leased equipment		1	75		2006	(b)

(a)	Represents the estimated maximum potential amount of future payments that could be required to be made under the guarantee.
(b)	Although the expiration date noted is 2006, equipment of similar value is generally leased and guaranteed on an on-going basis.
(c)	Other than the exceptions noted in (e) below, all guarantees of PPL Energy Supply and PPL Electric also apply to PPL on a consolidated basis.
(d)	Reflects principal payments only.
(e)
Represents letters of credit issued at the direction of PPL Energy Supply for the benefit of third parties for assurance against nonperformance by PPL and PPL Gas Utilities. This is not a guarantee by PPL on a consolidated basis.

(f)	Amount is per incident.
(g)
As a result of the privatization of the utility industry in the U.K., certain electric associations' roles and responsibilities were discontinued or modified. As a result, certain obligations, primarily pension-related, associated with these organizations have been guaranteed by the participating members. Costs are allocated to the members based on predetermined percentages as outlined in specific agreements. However, if a member becomes insolvent, costs can be reallocated to and are guaranteed by the remaining members. At September 30, 2005, WPD has recorded an estimated discounted liability based on its current allocated percentage of the total expected costs. Neither the expiration date nor the maximum amount of potential payments for certain obligations is explicitly stated in the related agreements and, therefore, have been estimated based on the types of obligations.

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

10.  Related Party Transactions

Affiliate Trust (PPL and PPL Energy Supply)

At both September 30, 2005, and December 31, 2004, PPL and PPL Energy Supply's Balance Sheets reflect $89 million of "Long-term Debt with Affiliate Trust." This debt represents obligations of PPL Energy Supply under 8.23% subordinated debentures maturing in February 2027 that are held by SIUK Capital Trust I, which is a variable interest entity whose common securities are owned by PPL Energy Supply but which is not consolidated by PPL Energy Supply. Interest expense on this obligation was $3 million for the three months ended September 30, 2005 and 2004, and $9 million for the nine months ended September 30, 2005 and 2004. This interest is reflected in "Interest Expense" for PPL and "Interest Expense with Affiliates" for PPL Energy Supply on the Statement of Income. See Note 22 in each Registrant's 2004 Form 10-K for additional information.

PLR Contracts (PPL Energy Supply and PPL Electric)

PPL Electric has power sales agreements with PPL EnergyPlus, effective July 2000 and January 2002, to supply all of PPL Electric's PLR load through 2009. Under these contracts, PPL EnergyPlus provides electricity at the predetermined capped prices that PPL Electric is authorized to charge its PLR customers. For the three months ended September 30, 2005 and 2004, these purchases totaled $415 million and $373 million. For the nine months ended September 30, 2005 and 2004, these purchases totaled $1.2 billion and $1.1 billion. These purchases include nuclear decommissioning recovery and amortization of an up-front contract payment, and are included in the Statement of Income as "Energy purchases from affiliate" by PPL Electric, and as "Wholesale energy marketing to affiliate" by PPL Energy Supply.

Under one of the PLR contracts, PPL Electric is required to make performance assurance deposits with PPL EnergyPlus when the market price of electricity is less than the contract price by more than its contract collateral threshold. Conversely, PPL EnergyPlus is required to make performance assurance deposits with PPL Electric when the market price of electricity is greater than the contract price by more than its contract collateral threshold. PPL Electric estimated that at September 30, 2005, the market price of electricity would exceed the contract price by approximately $3.7 billion. Accordingly, at September 30, 2005, PPL Energy Supply was required to provide PPL Electric with performance assurance of $300 million, the maximum amount required under the contract. PPL Energy Supply's deposit with PPL Electric was $300 million at September 30, 2005, and December 31, 2004. This deposit is shown on the Balance Sheet as "Collateral on PLR energy supply to/from affiliate," a current asset of PPL Energy Supply and a current liability of PPL Electric. PPL Electric pays interest equal to the one-month LIBOR plus 0.5% on this deposit, which is included in "Interest Expense with Affiliate" on the Statement of Income. PPL Energy Supply records this as interest income, which is included in "Other Income - net" on the Statement of Income.

In 2001, PPL Electric made a $90 million up-front payment to PPL EnergyPlus in connection with the PLR contracts. The up-front payment is being amortized by both parties over the term of the PLR contracts. The unamortized balance of this payment and other payments under the contract was $50 million at September 30, 2005, and $58 million at December 31, 2004. The current and noncurrent balances are reported on the Balance Sheet as "Prepayment on PLR energy supply from affiliate" by PPL Electric, and as "Deferred revenue on PLR energy supply to affiliate" by PPL Energy Supply.

NUG Purchases (PPL Energy Supply and PPL Electric)

PPL Electric has a reciprocal contract with PPL EnergyPlus to sell electricity purchased under contracts with NUGs. PPL Electric purchases electricity from the NUGs at contractual rates and then sells the electricity at the same price to PPL EnergyPlus. For the three months ended September 30, 2005 and 2004, these NUG purchases totaled $41 million and $40 million. For the nine months ended September 30, 2005 and 2004, these NUG purchases totaled $111 million and $116 million. These amounts are included in the Statement of Income as "Wholesale electric to affiliate" by PPL Electric, and as "Energy purchases from affiliate" by PPL Energy Supply.

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

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004
Direct expenses

PPL Energy Supply	$26	$25	$77	$73

PPL Electric	17	15	45	43

Overhead costs

PPL Energy Supply	17	15	56	47

PPL Electric	6	6	25	19

Intercompany Borrowings

(PPL Energy Supply)

PPL Energy Supply had no notes receivable from affiliates at September 30, 2005 and December 31, 2004. Interest earned on cash collateral and loans to affiliates, included in "Other Income - net" on the Statement of Income, was $5 million and $1 million for the three months ended September 30, 2005 and 2004, and $10 million and $2 million for the nine months ended September 30, 2005 and 2004.

In May 2004, PPL Energy Supply issued a $495 million note payable to an affiliate. There was no balance at September 30, 2005, and a balance of $495 million at December 31, 2004, which is shown on the Balance Sheet as "Note Payable to Affiliate." PPL Energy Supply can borrow under the note until May 2010. Interest is payable monthly in arrears at LIBOR plus 1%. Interest expense on this note was $2 million and $3 million for the three months ended September 30, 2005 and 2004, and $9 million and $4 million for the nine months ended September 30, 2005 and 2004. This interest is reflected in "Interest Expense with Affiliates" on the Statement of Income.

(PPL Electric)

In August 2004, a PPL Electric subsidiary made a $300 million demand loan to an affiliate, with interest due quarterly at a rate equal to the 3-month LIBOR plus 1.25%. This loan is shown on the Balance Sheet as "Note receivable from affiliate." Interest earned on loans to affiliates, included in "Other Income - net" on the Statement of Income, was $4 million and $10 million for the three and nine months ended September 30, 2005, and $1 million for each of the same periods in 2004.

Trademark Royalties (PPL Energy Supply)

A PPL subsidiary owns PPL trademarks and bills certain affiliates for their use. PPL Energy Supply was allocated $9 million of this license fee for each of the three months ended September 30, 2005 and 2004, and $24 million and $25 million for the nine months ended September 30, 2005 and 2004. The allocation of this license fee is primarily included in "Other operation and maintenance" on the Statement of Income.

11.  Other Income - Net

(PPL, PPL Energy Supply and PPL Electric)

The breakdown of "Other Income - net" was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

PPL	2005	2004	2005	2004

Other Income

Interest income - IRS settlement		$23		$23

Other interest income	$5	5	$17	11

Equity earnings		1	2	3

Realized earnings on nuclear decommissioning trust		2	3	6

Sale of CEMAR (Note 8)				23

Miscellaneous - International	3		6	3

Miscellaneous - Domestic	2		6	7

Total	10	31	34	76

Other Deductions

Impairment of investment in technology supplier (Note 8)				10

Realized loss on available-for-sale investment		6		6

Taxes, other than income			1	1

Charitable contributions	1	1	3	3

Miscellaneous - International	1	4	2	6

Miscellaneous - Domestic	3	2	5	5

Other Income - net	$5	$18	$23	$45

PPL Energy Supply

Other Income

Affiliated interest income	$5	$1	$10	$2

Interest income - IRS settlement		15		15

Other interest income	3	3	11	7

Equity earnings	1	1	3	3

Realized earnings on nuclear decommissioning trust		2	3	6

Sale of CEMAR (Note 8)				23

Miscellaneous - International	3		6	3

Miscellaneous - Domestic	1		3	3

Total	13	22	36	62

Other Deductions

Taxes, other than income	1		1	1

Miscellaneous - International	1	4	2	6

Miscellaneous - Domestic	2	3	5	3

Other Income - net	$9	$15	$28	$52

PPL Electric

Other Income

Affiliated interest income	$4	$1	$10	$1

Interest income - IRS settlement		8		8

Other interest income	2	2	5	3

Miscellaneous			2	1

Total	6	11	17	13

Other Deductions	1		2	1

Other Income - net	$5	$11	$15	$12

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

PPL and PPL Energy Supply did not recognize significant gains or losses resulting from hedges of firm commitments that no longer qualified as fair value hedges for the three and nine months ended September 30, 2005 or 2004.

PPL and PPL Energy Supply did not recognize any gains or losses resulting from the ineffective portion of fair value hedges for the three and nine months ended September 30, 2005 or 2004.

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

Net investment hedge activity is reported in the foreign currency translation adjustments component of other comprehensive income. PPL recorded insignificant net investment hedge amounts for the three and nine months ended September 30, 2005 and 2004.

During the third quarter of 2005, PPL's and PPL Energy Supply's derivative liability with a bank counterparty was replaced with another derivative liability on substantially the same terms with another bank counterparty.  The value of the swap with the new counterparty at inception was $7 million.

Cash flow hedges may be discontinued if it is probable that the original forecasted transaction will not occur by the end of the originally specified time period. PPL and PPL Energy Supply did not discontinue any cash flow hedges for that reason during the three and nine months ended September 30, 2005. Due to the extinguishment of a consolidated trust's debt related to the Sundance and University Park generating facilities in September 2004, interest rate swaps that hedged the interest payments on the debt were terminated. Therefore, PPL and PPL Energy Supply reclassified a $3 million pre-tax loss from other comprehensive income to "Interest Expense" on the Statement of Income. PPL and PPL Energy Supply did not discontinue any other cash flow hedges during the three and nine months ended September 30, 2004.

Due to hedge ineffectiveness, PPL and PPL Energy Supply reclassified a loss of $1 million, after tax, and an insignificant amount from other comprehensive income into earnings (reported in "Wholesale energy marketing" and "Energy purchases" on the Statement of Income) for the three and nine months ended September 30, 2005. PPL and PPL Energy Supply reclassified an insignificant amount into earnings for the three and nine months ended September 30, 2004.

As of September 30, 2005, the deferred net loss, after tax, on derivative instruments in accumulated other comprehensive income expected to be reclassified into earnings during the next 12 months was $95 million for PPL and $89 million for PPL Energy Supply.

The following table shows the change in accumulated unrealized gains or losses on derivatives, after tax, in accumulated other comprehensive income for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,

PPL	2005	2004	2005	2004

Beginning accumulated derivative gain (loss)	$(143)	$12	$(63)	$41

Net change associated with current period hedging activities and other	(131)	(3)	(179)	(83)

Net change from reclassification into earnings	7	(5)	(25)	46

Ending accumulated derivative gain (loss)	$(267)	$4	$(267)	$4

PPL Energy Supply

Beginning accumulated derivative gain (loss)	$(124)	$23	$(45)	$60

Net change associated with current period hedging activities and other	(140)	5	(184)	(80)

Net change from reclassification into earnings	6	(7)	(29)	41

Ending accumulated derivative gain (loss)	$(258)	$21	$(258)	$21

Related Implementation Issue

During the second quarter of 2005, industry participants and external auditors recognized disparities in the accounting for FTRs. As FTR markets have evolved within RTOs, some companies began to account for them as derivatives under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." PPL began to apply derivative accounting rules to FTRs effective July 1, 2005. PPL has commitments to purchase FTRs from RTOs that total $9 million through May 2006. Valuing FTRs requires significant judgment because market prices are generally only observable when RTOs conduct monthly auctions for the next month; therefore, the September 30, 2005, value reflects a significant modeling and liquidity reserve.

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

At September 30, 2005, PPL had a credit exposure of $650 million to energy trading partners. Ten counterparties accounted for 71% of this exposure. No other individual counterparty accounted for more than 3% of the exposure. All ten of the major counterparties had an investment grade credit rating from S&P.

At September 30, 2005, PPL Energy Supply had a credit exposure of $630 million to energy trading partners. Ten counterparties accounted for 73% of this exposure. No other individual counterparty accounted for more than 3% of the exposure. All ten of the major counterparties had an investment grade credit rating from S&P.

PPL and PPL Energy Supply generally have the right to request collateral from their counterparties in the event that the counterparties' credit ratings fall below investment grade. It is also the policy of PPL and PPL Energy Supply to enter into netting agreements with all of their counterparties to minimize credit exposure.

(PPL Electric)

Prior to 2004, PPL Energy Supply had an exposure to PPL Electric under the long-term contract for PPL EnergyPlus to provide PPL Electric's PLR load. However, beginning in 2004, increases in electricity prices reversed this position. PPL Electric estimated that at September 30, 2005, the market price of electricity would exceed the contract price by approximately $3.7 billion. In accordance with the terms of one of the PLR contracts, PPL Energy Supply provided PPL Electric with cash collateral in the amount of $300 million, the maximum amount required under the contract. This is the only credit exposure for PPL Electric that has a mark-to-market element. No other counterparty accounts for more than 1% of PPL Electric's total exposure.

13.  Pension and Other Postretirement Benefits

(PPL and PPL Energy Supply)

The components of net pension and other postretirement benefits cost (credit) were as follows:

	Pension Benefits
	Three Months Ended September 30,				Nine Months Ended September 30,
	Domestic		International		Domestic		International

	2005	2004	2005	2004	2005	2004	2005	2004
PPL

Service cost	$14	$12	$4	$4	$42	$36	$13	$11

Interest cost	29	28	37	35	86	84	113	107

Expected return on plan assets	(40)	(38)	(49)	(53)	(119)	(113)	(153)	(158)

Amortization of transition obligation	(1)	(1)			(3)	(3)

Amortization of prior service cost	4	4	2	2	11	11	4	4

Amortization of (gain) loss		(2)	7	2	2	(5)	21	5

Net periodic pension cost (credit) prior to termination benefits	6	3	1	(10)	19	10	(2)	(31)

Termination benefits							6

Net periodic pension cost (credit)	$6	$3	$1	$(10)	$19	$10	$4	$(31)

PPL Energy Supply

Service cost	$1	$1	$4	$4	$3	$3	$13	$11

Interest cost	1	1	37	35	3	3	113	107

Expected return on plan assets	(1)	(2)	(49)	(53)	(4)	(4)	(153)	(158)

Amortization of prior service cost		1	2	2		1	4	4

Amortization of loss			7	2			21	5

Net periodic pension cost (credit) prior to termination benefits	1	1	1	(10)	2	3	(2)	(31)

Termination benefits							6

Net periodic pension cost (credit)	$1	$1	$1	$(10)	$2	$3	$4	$(31)

	Other Postretirement Benefits

	Three Months Ended September 30,		Nine Months Ended September 30,

PPL	2005	2004	2005	2004

Service cost	$1	$2	$5	$5

Interest cost	6	7	19	21

Expected return on plan assets	(5)	(4)	(15)	(13)

Amortization of transition obligation	2	3	7	7

Amortization of prior service cost	1		3	2

Amortization of loss		1	4	5

Net other postretirement benefits cost	$5	$9	$23	$27

Expected Cash Flows - Domestic Pension and Other Postretirement Benefit Plans (PPL)

In the nine months ended September 30, 2005, PPL contributed $25 million to its domestic pension plans. No further contributions are expected for 2005. At December 31, 2004, PPL had expected to contribute approximately $10 million to these plans in 2005.

In the nine months ended September 30, 2005, PPL contributed $24 million to its other postretirement benefit plans and expects to contribute an additional $5 million during the fourth quarter of 2005. Total contributions for 2005 are expected to be $29 million. At December 31, 2004, PPL had expected to contribute approximately $36 million to these plans in 2005.

14.  Restricted Cash

(PPL, PPL Energy Supply and PPL Electric)

The following table details the components of restricted cash by reporting entity and by type:

	September 30, 2005

	PPL	PPL Energy Supply	PPL Electric
Current:

Collateral for letters of credit (a)	$42		$42

Deposits for trading purposes with NYMEX broker	17	$17

Counterparty collateral	12	12

Client deposits	11

Miscellaneous	4	4

Restricted cash - current	86	33	42

Noncurrent:

Required deposit of WPD's insurance subsidiary	17	17

PPL Transition Bond Company Indenture reserves (b)	25		25

Restricted cash - noncurrent	42	17	25

Total restricted cash	$128	$50	$67

	December 31, 2004

	PPL	PPL Energy Supply	PPL Electric
Current:

Collateral for letters of credit (a)	$42		$42

Client deposits	5

Miscellaneous	3	$3

Restricted cash - current	50	3	42

Noncurrent:

Required deposit of WPD's insurance subsidiary	37	37

PPL Transition Bond Company Indenture reserves (b)	22		22

Restricted cash - noncurrent	59	37	22

Total restricted cash	$109	$40	$64

(a)
A deposit with a financial institution of funds from the asset-backed commercial paper program to fully collateralize $42 million of letters of credit. See Note 7 for further discussion on the asset-backed commercial paper program.

(b)	Credit enhancement for PPL Transition Bond Company's $2.4 billion Series 1999-1 Bonds to protect against losses or delays in scheduled payments.

15.  Asset Retirement Obligations

(PPL and PPL Energy Supply)

The change in the carrying amounts of the AROs was as follows:

AROs at December 31, 2004	$257

Add: Accretion expense	16

Add: Additional liabilities	3

AROs at September 30, 2005	$276

PPL and PPL Energy Supply identified and recorded $3 million of other AROs related to interim retirements of certain equipment at the Susquehanna station during 2005.

Funds in the nuclear decommissioning trust are legally restricted for purposes of settling PPL's and PPL Energy Supply's ARO related to the decommissioning of the Susquehanna station. PPL Electric collects authorized nuclear decommissioning costs through the CTC. These revenues are passed on to PPL EnergyPlus under the power supply agreements between PPL Electric and PPL EnergyPlus. Similarly, these revenues are passed on to PPL Susquehanna under a power supply agreement between PPL EnergyPlus and PPL Susquehanna. These revenues, less applicable taxes, are used to fund the nuclear plant decommissioning trust funds and can only be used for future decommissioning costs. The aggregate fair value of the nuclear plant decommissioning trust funds was $432 million as of September 30, 2005, and $409 million as of December 31, 2004.

See Note 16 for a discussion of FIN 47, "Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143," and its potential impact on PPL and its subsidiaries.

16.  New Accounting Standards

(PPL, PPL Energy Supply and PPL Electric)

SFAS 123(R)

In December 2004, the FASB issued SFAS 123 (revised 2004), "Share-Based Payment," which is known as SFAS 123(R) and replaces SFAS 123, "Accounting for Stock-Based Compensation," as amended by SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." Among other things, SFAS 123(R) eliminates the alternative to use the intrinsic value method of accounting for stock-based compensation. SFAS 123(R) requires public entities to recognize compensation expense for awards of equity instruments to employees based on the grant-date fair value of the awards. For public entities that do not file as small business issuers, SFAS 123(R) was originally effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. However, in April 2005, the SEC issued a rule that amended Regulation S-X to change this effective date to the beginning of an entity's fiscal year that begins on or after June 15, 2005.

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

PPL CORPORATION AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

PPL is an energy and utility holding company with headquarters in Allentown, PA. In PPL's 2004 Form 10-K, descriptions of its domestic and international businesses are found in "Item 1. Business - Background" and the current corporate organizational structure is shown in Exhibit 99. Through its subsidiaries, PPL is primarily engaged in the generation and marketing of electricity in two key markets - the northeastern and western U.S. - and in the delivery of electricity in Pennsylvania, the U.K. and Latin America. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in PPL's 2004 Form 10-K for an overview of PPL's strategy and the risks and the challenges that it faces in its business.

PPL's reportable segments are Supply, International Delivery and Pennsylvania Delivery. See Note 3 to the Financial Statements for further segment information.

The following information should be read in conjunction with PPL's Condensed Consolidated Financial Statements and the accompanying Notes.

Data included in these financial statements have been adjusted for all periods presented to reflect PPL's 2-for-1 common stock split completed in August 2005. See Note 2 to the Financial Statements for details.

Terms and abbreviations are explained in the glossary. Dollars are in millions, except per share data, unless otherwise noted.

Results of Operations

The following discussion begins with a review of PPL's earnings and a description of key factors by segment that management expects may impact future earnings. "Results of Operations" continues with a summary of results by reportable segment and ends with explanations of significant changes in principal items on PPL's Statement of Income, comparing the three and nine months ended September 30, 2005, to the comparable periods in 2004.

WPD's results, as consolidated in PPL's Statement of Income, are impacted by changes in foreign currency exchange rates. WPD's portion of revenue and expense line items decreased by about 2% for the three months ended September 30, 2005, and increased by about 2% for the nine months ended September 30, 2005, compared with the same periods in 2004, due to changes in foreign currency exchange rates.

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

Earnings

Net income and the related EPS were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Net income	$197	$196	$493	$521

EPS - basic	$0.52	$0.52	$1.30	$1.42

EPS - diluted	$0.51	$0.52	$1.29	$1.42

The after-tax changes in net income were due to:

	Sept. 30, 2005 vs. Sept. 30, 2004

	Three Months Ended	Nine Months Ended
Domestic:

Eastern U.S. non-trading margins	$(23)	$(12)

Northwestern U.S. non-trading margins	2	(4)

Southwestern U.S. non-trading margins	(1)	(4)

Net energy trading margins	8	10

Delivery revenues (net of CTC/ITC amortization, interest expense on transition bonds and ancillary charges)	34	92

Operation and maintenance expenses		(21)

Depreciation	1	(2)

Taxes, other than income (excluding gross receipts tax)	1	(7)

Interest expense	(1)	2

Interest income on 2004 IRS tax settlement	(14)	(14)

Reversal of certain state income tax credits in 2004	6

Realized loss in 2004 on available-for-sale investment	3	3

Earnings from synfuel projects	10	29

Other	(4)	(2)

Total Domestic	22	70

	Sept. 30, 2005 vs. Sept. 30, 2004

	Three Months Ended	Nine Months Ended
International:

U.K.

Delivery margins	10	12

Operation and maintenance expenses	(9)	(20)

Interest expense	2	5

Impact of changes in foreign currency exchange rates	(1)	4

U.K. income taxes	(7)	(3)

Latin America	(1)

U.S. income taxes	4	14

Other		2

Total International	(2)	14

Unusual items	(19)	(112)

	$1	$(28)

The changes in net income from period to period were, in part, attributable to several items that management considers unusual and that had significant earnings impacts. The after-tax impacts of these items were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004
Supply Segment

Off-site remediation of ash basin leak (Note 9)	$(19)		$(19)

Sale of the Sundance plant (Note 8)			(47)

Acceleration of stock-based compensation expense for periods prior to 2005 (Note 2)			(3)

NorthWestern litigation (Note 9)			(6)

Impairment of investment in technology supplier (Note 8)				$(6)

	(19)		(75)	(6)

International Delivery Segment

Sale of CGE (Note 8)				(7)

Sale of CEMAR (Note 8)				23

Sale of Latin American telecommunications company (Note 8)				(2)

				14

Pennsylvania Delivery Segment

PJM billing dispute (Note 9)			(27)

Acceleration of stock-based compensation expense for periods prior to 2005 (Note 2)			(2)

			(29)

Total	$(19)		$(104)	$8

The period-to-period changes in earnings components, including domestic gross energy margins by region and income statement line items, are discussed following the future earnings factors and segment results.

PPL's 2005 and future earnings could be, or will be, impacted by a number of key factors, including the following:

Supply Segment

•
PPL's future energy margins can be impacted by changes in market prices and demand for electricity, as well as fluctuations in fuel prices, fuel transportation costs and emission allowance expenses. For instance, although PPL expects market prices for electricity in 2005 to continue to be higher than in 2004, PPL is not expecting an increase in its 2005 energy margins due to expected increases in the cost of fuel, fuel transportation and emissions allowances.

•
PPL's ability to manage operational risk with respect to its generation plants is critical to its financial performance. Specifically, depending on the timing and duration of both planned and unplanned outages (in particular, if such outages are during peak periods or during periods of, or caused by, severe weather), PPL's revenue from energy sales could be adversely affected and its need to purchase power at then-current market prices to satisfy its energy commitments could be significantly increased. For instance, in late-October 2005, PPL Susquehanna shut down its Unit 1 nuclear reactor for a maintenance outage to improve the operation of the unit's control rods prior to the planned 2006 refueling outage. PPL expects this discretionary outage to last approximately three weeks, but PPL cannot predict with certainty the length of the outage or the final costs associated with it.

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

•
In May 2005, a subsidiary of PPL Generation completed the sale of its 450 MW Sundance power plant located in Pinal County, Arizona to Arizona Public Service Company for approximately $190 million in cash. Proceeds of the sale were used to reduce PPL's outstanding debt and improve liquidity. PPL recognized a non-cash loss on the sale of approximately $47 million after tax (or $0.12 per share) in the second quarter of 2005 related to this transaction.

•
PPL has interests in two synthetic fuel facilities and receives tax credits pursuant to Section 29 of the Internal Revenue Code based on its sale of synthetic fuel to unaffiliated third-party purchasers. PPL has estimated that these facilities will contribute approximately $0.11 to annual EPS through 2007, when the availability of such tax credits is scheduled to expire. See "Regulatory Issues - IRS Synthetic Fuels Tax Credits" in Note 9 to the Financial Statements for a discussion of the requirements to receive the Section 29 tax credits and the impact of higher oil prices on the Section 29 tax credits. Also see "Risk Management - Energy Marketing & Trading and Other - Synthetic Fuel Tax Credit Risk" for a discussion of PPL's risk management activities to mitigate the impact of a potential phase-out of the synthetic fuel tax credit due to high oil prices.

•
To comply with existing and future environmental requirements and as a result of pollution control measures it may take, PPL expects to spend significant amounts on environmental control and compliance in the future. The costs of such measures, in many cases, are not now determinable, but could be material. For instance, PPL's current cost estimates for sulfur dioxide reduction at its generating plants are preliminary and PPL could incur significantly higher capital and operating expenses due to more stringent environmental requirements, changing market conditions with respect to the cost of pollution control equipment or emissions allowances, delays in the installation of pollution control equipment or other factors. See "Environmental Matters - Domestic" in Note 9 to the Financial Statements for more information regarding current environmental requirements and initiatives, including those relating to air emissions, and PPL's anticipated capital expenditure program to meet the sulfur dioxide reduction requirements of the Clean Air Act.

•
In August 2005, a leak from one of two disposal basins containing fly ash and water used in connection with the operation of the coal-fired generating units at PPL's Martins Creek plant caused the discharge of approximately 100 million gallons of water containing ash from the basin onto adjacent roadways and fields and into the Delaware River. See "Environmental Matters - Domestic - Water/Waste" in Note 9 to the Financial Statements for more information regarding the Martins Creek leak. In the third quarter of 2005, PPL Energy Supply recognized a charge of $22 million after tax (or $0.06 per share for PPL), in connection with the current expected on-site and off-site costs relating to the leak. PPL cannot predict the final costs to be incurred as a result of this matter.

•
In September 2005, PPL and NorthWestern reached a final agreement to settle litigation described under "Legal Matters - NorthWestern Corporation Litigation" in Note 9 to the Financial Statements. See Note 9 for more information regarding the settlement of this matter. In the first quarter of 2005, PPL recognized a charge of $6 million after tax (or $0.02 per share) related to the agreement in principle to settle the lawsuit that the parties reached in May 2005.

International Delivery Segment

•
Earnings in 2005 and beyond are expected to continue to be adversely affected by increased pension costs. Specifically, WPD will experience increased pension costs based upon an actuarial valuation of WPD's plans that reflects higher pension obligations. The increase in pension costs in 2005 is forecasted to be approximately $24 million after tax and the increase in pension costs is expected to continue to be significant in 2006. An additional $4 million of after-tax expense was recognized in the first quarter of 2005 related to termination benefits.

Pennsylvania Delivery Segment

•
In December 2004, the PUC approved an increase in PPL Electric's distribution rates of approximately $137 million (based on a return on equity of 10.7%), and approved PPL Electric's proposed mechanism for collecting an additional $57 million in transmission-related charges, for a total annual increase of approximately $194 million, effective January 1, 2005.

•
PPL Electric has agreed to provide electricity supply to its PLR customers at predetermined rates through 2009 and has entered into PUC-approved, full requirements energy supply agreements with PPL EnergyPlus to fulfill its PLR obligation. The predetermined charges for generation supply which PPL Electric collects from its PLR customers and pays to PPL EnergyPlus under the energy supply agreements provide for annual increases in each year commencing in 2006 and continuing through 2009. PPL Electric's PLR obligation after 2009 will be determined by the PUC pursuant to rules that have not yet been promulgated. See "PLR Contracts" in Note 10 to the Financial Statements for more information.

•
In January 2005, severe ice storms hit PPL Electric's service territory. As a result, PPL Electric had to restore service to approximately 238,000 customers. The total cost of restoring service, excluding capitalized costs and regular payroll expenses, was approximately $16 million (or $0.02 per share for PPL).

On February 11, 2005, PPL Electric filed a petition with the PUC for authority to defer and amortize for regulatory accounting and reporting purposes these storm costs. On August 26, 2005, the PUC issued an order granting PPL Electric's petition subject to certain conditions, including: (i) the PUC's authorization of deferred accounting is not an assurance of future rate recovery of the storm costs, (ii) PPL Electric must request recovery of the deferred storm costs in its next distribution base rate case, and (iii) PPL Electric must begin immediately to expense the deferred storm costs on a ten-year amortization schedule for regulatory accounting and reporting purposes. As a result of the PUC Order and in accordance with SFAS 71, "Accounting for the Effects of Certain Types of Regulation," in the third quarter of 2005, PPL Electric deferred approximately $12 million (or $0.02 per share for PPL) of the previously expensed storm costs. The deferral was based on its assessment of the timing and likelihood of recovering the deferred costs in PPL Electric's next distribution base rate case. At this time, PPL Electric cannot be certain that it will recover the storm costs, nor can it predict whether other incidents of severe weather will cause significant facility damage and service disruptions that would also result in significant costs.

•
As a result of the Order issued by the FERC in connection with the litigation described under "Regulatory Issues - PJM Billing" in Note 9 to the Financial Statements, PPL recognized an after-tax charge of $27 million (or $0.07 per share) in the first quarter of 2005 for a loss contingency related to the litigation. See Note 9 for information concerning the settlement agreement reached by PPL Electric and Exelon Corporation to settle this litigation, which is subject to approval by the FERC. PPL cannot be certain of the outcome of this matter or the impact on PPL and its subsidiaries.

All Segments

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

•	See Note 9 to the Financial Statements for other potential commitments and contingent liabilities that may impact future earnings.

•	See Note 16 to the Financial Statements for new accounting standards that have been issued but not yet adopted by PPL that may impact future earnings.

Segment Results

Net income by segment was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Supply	$112	$145	$238	$314

International Delivery	36	38	152	152

Pennsylvania Delivery	49	13	103	55

Total	$197	$196	$493	$521

Supply Segment

The Supply segment owns and operates power plants to generate electricity, markets this electricity and other power purchases to deregulated wholesale and retail markets and acquires and develops domestic generation projects. The Supply segment primarily consists of the activities of PPL Generation and PPL EnergyPlus.

Segment net income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004
Energy revenues

External	$403	$396	$1,007	$1,032

Intersegment	415	373	1,194	1,129

Energy related businesses	154	118	424	332

Total operating revenues	972	887	2,625	2,493

Fuel and energy purchases

External	362	290	939	870

Intersegment	42	40	113	118

Other operation and maintenance	189	145	549	482

Depreciation	36	38	109	106

Taxes, other than income	10	11	32	34

Energy related businesses	162	135	465	376

Total operating expenses	801	659	2,207	1,986

Other Income - net	(3)	8	(2)	6

Interest Expense	32	29	89	82

Income Taxes	24	61	37	105

Minority Interest		1	1	2

Loss from Discontinued Operations			51	10

Total	$112	$145	$238	$314

The after-tax change in net income was due to the following factors, including the unusual items presented in the "Earnings" section:

	Sept. 30, 2005 vs. Sept. 30, 2004

	Three Months Ended	Nine Months Ended

Eastern U.S. non-trading margins	$(23)	$(12)

Northwestern U.S. non-trading margins	2	(4)

Southwestern U.S. non-trading margins	(1)	(4)

Net energy trading margins	8	10

Operation and maintenance expenses	(7)	(15)

Earnings from synfuel projects	10	29

Depreciation	2

Interest expense	(3)	(2)

Interest income on 2004 IRS tax settlement	(9)	(9)

Reversal of certain state income tax credits in 2004	6

Realized loss in 2004 on available-for-sale investment	3	3

Other	(2)	(3)

Total	(14)	(7)

Unusual items	(19)	(69)

	$(33)	$(76)

•	See "Domestic Gross Energy Margins" for an explanation of non-trading margins by geographic region and for an explanation of net energy trading margins.

•
Higher operation and maintenance expenses for both periods were primarily due to outage costs at the Brunner Island facility and the on-site Martins Creek remediation costs of the ash basin leak. The nine months ended September 30, 2005, was further impacted by outage costs at the Colstrip Unit 2 and Corette facilities and the accelerated amortization of stock-based compensation for retirement-eligible employees, which resulted from additional guidance. See Note 2 to the financial statements for information on the additional accounting guidance.

•
The improved earnings contribution from synfuel projects for both periods resulted primarily from unrealized gains on options purchased to hedge the risk associated with synthetic fuel tax credits for 2006 and 2007 and higher synthetic fuel tax credits, due to higher output, primarily related to the Tyrone facility that went into commercial operation in August 2004.

International Delivery Segment

The International Delivery segment owns and operates international energy businesses that are focused on the distribution of electricity. The segment primarily consists of the operations of the regulated international energy businesses of PPL Global. The majority of PPL Global's international businesses are located in the U.K., Chile, El Salvador and Bolivia.

Segment net income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Utility revenues	$265	$237	$842	$771

Energy related businesses	18	16	55	50

Total operating revenues	283	253	897	821

Fuel and energy purchases	69	54	197	159

Other operation and maintenance	56	45	180	154

Depreciation	41	37	117	109

Taxes, other than income	15	14	44	41

Energy related businesses	7	5	20	32

Total operating expenses	188	155	558	495

Other Income - net	3	(1)	10	27

Interest Expense	50	51	152	153

Income Taxes	11	7	41	42

Minority Interest	1	1	4	4

Loss from Discontinued Operations				2

Total	$36	$38	$152	$152

The after-tax change in net income was due to the following factors, including the unusual items presented in the "Earnings" section:

	Sept. 30, 2005 vs. Sept. 30, 2004

	Three Months Ended	Nine Months Ended
U.K.

Delivery margins	$10		$12

Operation and maintenance expenses	(9)		(20)

Interest expense	2		5

Impact of changes in foreign currency exchange rates	(1)		4

U.K. income taxes	(7)		(3)

Latin America	(1)

U.S. income taxes	4		14

Other			2

Total	(2)		14

Unusual items			(14)

	$(2)	$

•
The U.K.'s earnings were positively impacted in both periods by higher delivery margins primarily due to favorable customer mix and an incentive revenue award for outstanding customer service. These favorable variances were offset by higher operation and maintenance expenses, primarily due to increased pension costs in both periods.

•	U.S. income taxes decreased, primarily due to greater utilization of foreign tax credits in both periods.

Pennsylvania Delivery Segment

The Pennsylvania Delivery segment includes the regulated electric and gas delivery operations of PPL Electric and PPL Gas Utilities.

Segment net income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004
Operating revenues

External	$803	$687	$2,393	$2,146

Intersegment	42	40	113	118

Total operating revenues	845	727	2,506	2,264

Fuel and energy purchases

External	74	65	293	238

Intersegment	415	373	1,194	1,129

Other operation and maintenance	86	98	297	284

Amortization of recoverable transition costs	71	64	199	192

Depreciation	30	28	89	85

Taxes, other than income	48	42	138	111

Energy related businesses	1		1	1

Total operating expenses	725	670	2,211	2,040

Other Income - net	5	11	15	12

Interest Expense	45	48	146	147

Income Taxes	30	6	59	32

Dividends on Preferred Stock	1	1	2	2

Total	$49	$13	$103	$55

The after-tax change in net income was due to the following factors, including the unusual items presented in the "Earnings" section:

	Sept. 30, 2005 vs. Sept. 30, 2004

	Three Months Ended	Nine Months Ended

Delivery revenues (net of CTC/ITC amortization, interest expense on transition bonds and ancillary charges)	$34	$92

Operation and maintenance expenses	7	(6)

Taxes, other than income (excluding gross receipts tax)		(8)

Interest income on 2004 IRS tax settlement	(5)	(5)

Other		4

Total	36	77

Unusual items		(29)

	$36	$48

•
Delivery revenues increased for both periods as a result of higher transmission and distribution customer rates effective January 1, 2005, and a 7.4% and a 3.9% increase in electricity delivery sales volumes for the three and nine months ended September 30, 2005, compared to the same periods in 2004.

•
The decrease in operation and maintenance expenses for the three months ended September 30, 2005, was primarily due to the deferral, based on a PUC Order, of costs incurred in January 2005 to restore electric service to customers as a result of severe ice storms that affected portions of PPL Electric's service territory. The increase for the nine months ended September 30, 2005, was primarily due to $4 million of storm-related costs that were not deferred and the accelerated amortization of stock-based compensation for retirement-eligible employees, which resulted from additional guidance. See Note 2 to the financial statements for information on the additional accounting guidance.

•	Taxes, other than income, benefited in 2004 from the reversal of 1998 and 1999 PURTA tax accruals related to the PPL Susquehanna tax appeals.

Consolidated Statement of Income Line Item Discussion --

Domestic Gross Energy Margins

The following table provides pre-tax changes in the income statement line items that comprise domestic gross energy margins:

	Sept. 30, 2005 vs. Sept. 30, 2004

	Three Months Ended	Nine Months Ended

Utility	$145	$318

Unregulated retail electric	(2)	(14)

Wholesale energy marketing	(5)	(28)

Net energy trading margins	14	17

Other revenue adjustments (a)	(101)	(223)

Total revenues	51	70

Fuel	93	120

Energy purchases	3	42

Other cost adjustments (a)	(22)	(75)

Total cost of sales	74	87

Domestic gross energy margins	$(23)	$(17)

(a)
Adjusted to exclude the impact of any revenues and costs not associated with domestic gross energy margins, in particular, revenues and energy costs related to the international operations of PPL Global, the domestic delivery operations of PPL Electric and PPL Gas Utilities and an accrual for the loss contingency related to the PJM billing dispute in March 2005 (see Note 9 to the Financial Statements for additional information). Also adjusted to include the margins of PPL's Sundance plant, which are included in "Loss from Discontinued Operations," and gains or losses on sales of emission allowances, which are included in "Other operation and maintenance" expenses, on the Statement of Income.

Changes in Domestic Gross Energy Margins By Region

Domestic gross energy margins are generated through PPL's normal hedging (non-trading) activities, as well as trading activities. PPL manages its non-trading energy business on a geographic basis that is aligned with its generation assets. In the second quarter of 2005, PPL also began participating in the Midwest ISO (MISO), an independent transmission system operator that serves the electric transmission needs of much of the Midwest. PPL records its business activities within MISO consistent with its accounting for activities in other RTOs.

	Sept. 30, 2005 vs. Sept. 30, 2004

	Three Months Ended	Nine Months Ended

Eastern U.S.	$(39)	$(21)

Northwestern U.S.	3	(6)

Southwestern U.S.	(1)	(7)

Net energy trading	14	17

Domestic gross energy margins	$(23)	$(17)

Eastern U.S.

Eastern U.S. non-trading margins were lower for the three and nine months ended September 30, 2005, compared with the same periods in 2004, due primarily to supplying higher PLR sales volumes, which increased by 10% and 5%, respectively, with higher-priced generation and power purchases. The average consumed cost of fuel in those periods increased by 42% and 21%, respectively, due to increases in fossil fuel prices and increased utilization of PPL's oil and gas generating units. Average purchased power costs in those periods increased 31% and 16%, respectively, reflecting current market conditions. Partially offsetting the effects of higher supply costs were gains on the sales of emission allowances, as well as a 2% increase in PLR sales prices, in accordance with a schedule established by the PUC.

Northwestern U.S.

Northwestern U.S. non-trading margins were higher for the three months ended September 30, 2005, compared with the same period in 2004, primarily due to an 8% increase in sales volumes. Improved hydroelectric and coal generation resulted in less reliance on higher cost purchased power. Partially offsetting the increased generation was a 14% increase in the average consumed cost of fuel and an 18% increase in power purchase prices.

Northwestern U.S. non-trading margins were lower for the nine months ended September 30, 2005, compared with the same period in 2004, due to lower wholesale sales resulting from extended outages at coal-fired stations, compounded by higher purchased power prices. Sales volumes decreased 3%, while purchased power prices increased 9%. Partially offsetting this margin decrease was a 2004 charge of $6 million for a retroactive coal price increase, resulting from an unfavorable arbitration ruling effective April 2004 that increased coal costs for purchases back to 2001.

Southwestern U.S.

Southwestern U.S. non-trading margins decreased for the three and nine months ended September 30, 2005, compared to the same periods in 2004. The lower margins were primarily due to the sale of PPL's Sundance plant in May 2005 and the cost to terminate a tolling arrangement on the Griffith plant during the second quarter of 2005.

Net Energy Trading

PPL enters into certain energy contracts that meet the criteria of trading derivatives as defined by EITF Issue 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities." These physical and financial contracts cover trading activity associated with electricity, gas and oil.

The $14 million increase for the three months ended September 30, 2005, compared with the same period in 2004, was primarily due to an increase in realized gains on physical gas positions as well as the inclusion of FTRs in "Net energy trading margins" on the Statement of Income. As of July 1, 2005, FTRs were deemed to meet the definition of a derivative and were accounted for as such prospectively. Therefore, the forward and realized value for FTRs entered into for speculative purposes are accounted for as part of "Net energy trading margins." From July 1 through September 30, 2005, gains on speculative FTRs totaled $7 million. The physical volumes associated with energy trading for the three months ended September 30, 2005, were 1,457 GWh and 2.2 Bcf, compared with 1,616 GWh and 3.3 Bcf for the three months ended September 30, 2004.

The $17 million increase for the nine months ended September 30, 2005, compared with the same period in 2004, was primarily due to an increase in realized gains on physical gas positions and the inclusion of speculative FTRs in "Net energy trading margins." The physical volumes associated with energy trading for the nine months ended September 30, 2005, were 3,722 GWh and 9.7 Bcf, compared with 3,796 GWh and 7.6 Bcf for the nine months ended September 30, 2004.

Utility Revenues

The increases in utility revenues were attributable to the following:

	Sept. 30, 2005 vs. Sept. 30, 2004

	Three Months Ended	Nine Months Ended
Domestic:

Retail electric revenue (PPL Electric)

Electric delivery	$67	$149

PLR electric generation supply	50	91

Gas revenue (PPL Gas Utilities)	(1)	10

Wholesale electric revenue (PPL Electric)		(2)

Other	1	(1)

	Sept. 30, 2005 vs. Sept. 30, 2004

	Three Months Ended	Nine Months Ended
International:

Retail electric delivery (PPL Global)

Chile	15	36

U.K.	10	27

El Salvador	1	6

Bolivia	2	2

	$145	$318

The increases for both periods were primarily due to:

•
higher domestic delivery revenues resulting from higher transmission and distribution customer rates effective January 1, 2005, and increases in volumes of 7.4% and 3.9% for the three and nine months ended September 30, 2005, compared with the same periods in 2004;

•
higher PLR revenues due to higher energy and capacity rates in 2005 compared with 2004, and increases in volumes of 8.9% and 5.7% for the three and nine months ended September 30, 2005, compared with the same periods in 2004, in part due to the return of customers previously served by alternate suppliers;

•	higher revenues in Chile, primarily due to a 7% increase in sales volumes and higher average prices overall; and
•	higher U.K. revenues, primarily due to favorable customer mix and an incentive revenue award for outstanding customer service.

The increase in U.K. revenues for the three months ended September 30, 2005, compared with the same period in 2004, was partially offset by an unfavorable change in foreign currency exchange rates. The increase in U.K. revenues for the nine months ended September 30, 2005, compared with the same period in 2004, was positively impacted by a favorable change in foreign currency exchange rates.

The increase in PPL Gas Utilities revenues for the nine months ended September 30, 2005, was primarily due to the increase in natural gas prices, which are a pass-through to customer rates, and an increase in volumes.

Energy Related Businesses

Energy related businesses contributed $7 million more to operating income for the three months ended September 30, 2005, compared with the same period in 2004. The increase was primarily attributable to:

•	a $3 million increase from PPL Telcom due to an increase in transport-related sales, as well as reduced spending on a product line; and
•
a $4 million higher pre-tax contribution from synfuel projects. This reflects a $12 million net unrealized gain on options purchased to hedge the risk associated with synthetic fuel tax credits for 2006 and 2007, offset by $8 million of additional expenses due to higher production levels.

Energy related businesses contributed $20 million more to operating income for the nine months ended September 30, 2005, compared with the same period in 2004. The increase was primarily attributable to:

•	a $15 million pre-tax loss in 2004, related to the sale of CGE (see Note 8 to the Financial Statements);
•	an aggregate increase of $5 million from various international subsidiary businesses;
•	a $4 million increase from PPL Telcom due to an increase in transport-related sales, as well as reduced spending on a product line; and
•	a $2 million increase from energy services subsidiaries due to a favorable closeout on a major project and an increase in business; partially offset by
•
additional pre-tax losses in 2005 of $8 million on synfuel projects. This reflects $25 million of additional expenses due to higher production levels, offset by a $17 million net unrealized gain on options purchased to hedge the risk associated with synthetic fuel tax credits for 2006 and 2007.

Other Operation and Maintenance

The increases in other operation and maintenance expenses were due to:

	Sept. 30, 2005 vs. Sept. 30, 2004

	Three Months Ended	Nine Months Ended

Increase in domestic and international pension costs	$10	$38

Martins Creek ash basin remediation (Note 9)	33	33

Costs associated with severe ice storms in January 2005		16

Subsequent deferral of a portion of costs associated with January 2005 ice storms (Note 2)	(12)	(12)

Accelerated amortization of stock-based compensation (Note 2)		18

NorthWestern litigation accrual (Note 9)		9

Outage costs at Brunner Island and Lower Mt. Bethel plants	5	8

Outage costs at the Colstrip Unit 2 and Corette facilities		4

Change in foreign currency exchange rates	(1)	2

Reduction in WPD costs that are a pass-through to customers		(6)

Gain on sales of emission allowances		(11)

Other	8	7

	$43	$106

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

Depreciation

The increases in depreciation expense were due to:

	Sept. 30, 2005 vs. Sept. 30, 2004

	Three Months Ended	Nine Months Ended

Lower Mt. Bethel generation facility, which began commercial operation in May 2004		$6

Other additions to PP&E	$3	10

Reduction of useful lives of certain assets (Note 2)	5	5

Foreign currency exchange rates	(1)	2

Extension of useful lives of certain generation assets (Note 2)	(3)	(8)

	$4	$15

Taxes, Other Than Income

Taxes, other than income, increased by $6 million during the three months ended September 30, 2005, compared with the same period in 2004, primarily due to a $7 million increase in domestic gross receipts tax expense, which is a result of higher transmission and distribution customer rates effective January 1, 2005.

In the first quarter of 2004, PPL Electric reversed a $14 million accrued liability for 1998 and 1999 PURTA taxes that had been accrued based on potential exposure in the proceedings regarding the Susquehanna nuclear station tax assessment. The rights of third-party intervenors to further appeal expired in 2004. The reversal, and a $14 million increase in domestic gross receipts tax expense in 2005, are the primary reasons for the $28 million increase in taxes, other than income, for the nine months ended September 30, 2005, compared with the same period in 2004.

Other Income - net

See Note 11 to the Financial Statements for details of other income.

Interest Expense

The increase (decrease) in interest expense was due to:

	Sept. 30, 2005 vs. Sept. 30, 2004

	Three Months Ended	Nine Months Ended

Interest expense related to the Lower Mt. Bethel generation facility, which began commercial operation in May 2004 (a)		$14

Increase in interest expense due to hedging activities accounted for under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities"	$9	19

Interest accrued for PJM billing dispute (Note 9)		8

Write-off of financing costs associated with PPL Energy Supply's 2-5/8% Convertible Senior Notes (Note 7)	6	6

Increase in short-term debt interest expense	1	4

Change in foreign currency exchange rates	(1)	2

Decrease in interest expense due to the repayment in June 2004 of financing related to the University Park generation facility (b)		(7)

Financing costs associated with the repayment of the consolidated trust's debt for the University Park generation facility (b)		(6)

Decrease in other long-term debt interest expense due to lower debt levels	(17)	(37)

Other	1	2

	$(1)	$5

(a)	Prior to commercial operation, interest related to the Lower Mt. Bethel financing was capitalized as part of the cost of the facility.
(b)
In June 2004, a subsidiary of PPL Energy Supply purchased the University Park generation facility from the lessor that was consolidated by PPL Energy Supply under FIN 46 (revised December 2003), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." In connection with the purchase, the related financing was repaid.

Income Taxes

Income taxes decreased by $9 million and $42 million for the three and nine months ended September 30, 2005, compared with the same periods in 2004. The decreases were primarily attributable to:

•
tax benefits of $6 million and $31 million for the three and nine months ended September 30, 2005, related to additional nonconventional fuel tax credits in excess of credits recognized for the same periods in 2004;

•	decreases of $5 million and $13 million in income tax expense due to lower pre-tax book income for the three and nine months ended September 30, 2005, relative to the same periods in 2004; offset by
•	a $2 million increase in tax expense on foreign earnings for the three months ended September 30, 2005, relative to the same period in 2004.

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

Financial Condition

Liquidity

At September 30, 2005, PPL had $237 million of cash, cash equivalents and short-term investments and $112 million of short-term debt. At December 31, 2004, PPL had $682 million in cash, cash equivalents and short-term investments and $42 million of short-term debt. The decrease in PPL's cash, cash equivalents and short-term investment position was primarily the net result of:

•	the retirement of $1.2 billion of long-term debt;
•	the payment of $254 million of common and preferred dividends;
•	a $20 million net increase in restricted cash; and
•	$538 million of capital expenditures; offset by
•	$1 billion of cash provided by operating activities;
•	the issuance of $224 million of tax-exempt long-term debt at PPL Electric;
•	$190 million of proceeds from the sale of the Sundance power plant; and
•	a $70 million net increase in short-term debt (includes the impact of currency translation adjustments).

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

The terms of the Convertible Senior Notes include a market price trigger that permits holders to convert the notes during any fiscal quarter if the closing sale price of PPL's common stock exceeds $29.83 for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter. This market price trigger was met in the third quarter of 2005. Therefore, holders of the Convertible Senior Notes are entitled to convert their notes at any time during the fourth quarter of 2005. As indicated above, if holders elect to convert the Convertible Senior Notes, PPL Energy Supply would be required to settle the principal amount in cash and any conversion premium in cash or PPL common stock. PPL and PPL Energy Supply have, and expect to continue to have, sufficient liquidity sources to fund any such conversions.

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

In October 2005, S&P affirmed its BBB corporate credit rating of PPL and also affirmed its ratings of PPL Energy Supply, PPL Electric and PPL Montana. All outlooks are stable. The ratings affirmation is the result of S&P's annual review of PPL, including its business and financial risk profiles.

Fitch

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

Moody's

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

Capital Expenditure Requirements

The schedule below shows PPL's current capital expenditure projections for the years 2005-2009:

	Projected

	2005	2006	2007	2008	2009

Generating facilities	$195	$231	$208	$150	$138

Transmission and distribution facilities	481	505	521	511	532

Environmental	53	349	500	376	150

Other	73	77	56	30	9

Total Construction Expenditures (a) (b)	802	1,162	1,285	1,067	829

Nuclear fuel	68	69	76	76	78

Total Capital Expenditures	$870	$1,231	$1,361	$1,143	$907

(a)	Construction expenditures include AFUDC and capitalized interest, which are expected to be approximately $98 million for the 2005-2009 period.
(b)	This information excludes any potential investments by PPL Global and PPL Development Company for new projects.

PPL's capital expenditure projections for the years 2005-2009 total approximately $5.5 billion. Capital expenditure plans are revised periodically to reflect changes in market and asset regulatory conditions. The above schedule has been revised from that which was presented in PPL's 2004 Form 10-K primarily to reflect the installation costs of sulfur dioxide scrubbers and other pollution control equipment. See Note 9 to the Financial Statements for additional information. PPL also leases vehicles, personal computers and other equipment, as described in Note 10 to the Financial Statements of PPL's 2004 Form 10-K.

Risk Management - Energy Marketing & Trading and Other

Market Risk

Commodity Price Risk (Non-Trading)

PPL's commodity derivative contracts that hedge its commodity price risk mature at various times through 2010. The following table sets forth PPL's net fair value of these contracts:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Fair value of contracts outstanding at the beginning of the period	$(129)	$88	$(11)	$86

Contracts realized or otherwise settled during the period	(8)	(11)	(31)	(56)

Fair value of new contracts at inception	9		22

Other changes in fair values	(147)	(15)	(255)	32

Fair value of contracts outstanding at the end of the period	$(275)	$62	$(275)	$62

The following table segregates estimated fair values of PPL's commodity derivative contracts that qualify for hedge accounting treatment at September 30, 2005, based on whether the fair values are determined by quoted market prices or other more subjective means:

	Fair Value of Contracts at Period-End Gains (Losses)

	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years	Total Fair Value
Source of Fair Value

Prices actively quoted	$21	$18	$2		$41

Prices provided by other external sources	(77)	(238)	(42)		(357)

Prices based on models and other valuation methods	18	23			41

Fair value of contracts outstanding at the end of the period	$(38)	$(197)	$(40)		$(275)

The "Prices actively quoted" category includes the fair value of exchange-traded energy commodity futures contracts quoted on the NYMEX. The NYMEX has currently quoted prices through 2010.

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

As of September 30, 2005, PPL estimated that a 10% adverse movement in market prices of both electricity and fuel across all geographic areas and time periods would have decreased the value of the commodity contracts in its non-trading portfolio by approximately $282 million. For purposes of this calculation, an increase in the market price for electricity is considered an adverse movement because PPL's electricity portfolio is generally in a net sales position, and a decrease in the market price for fuel is considered an adverse movement because PPL's commodity fuels portfolio is generally in a net purchase position. PPL enters into these commodity contracts to reduce the market risk inherent in the generation of electricity.

In accordance with its marketing strategy, PPL does not completely hedge its generation output or fuel requirements. PPL estimates that for its entire portfolio, including all generation and physical and financial energy positions, a 10% adverse change in power prices across all geographic zones and time periods would decrease expected 2005 gross margins by $8 million. Similarly, a 10% adverse movement in all fossil fuel prices would decrease expected 2005 gross margins by $15 million.

The data in the above tables includes the activity for PPL's synthetic fuel tax credit hedges. Additional information regarding these hedges can be found in the "Synthetic Fuel Tax Credit Risk" section below.

Commodity Price Risk (Trading)

PPL also executes energy contracts to take advantage of market opportunities. As a result, PPL may at times create a net open position in its portfolio that could result in significant losses if prices do not move in the manner or direction anticipated. The margins from these trading activities are shown in the Statement of Income as "Net energy trading margins."

PPL's trading contracts mature at various times through 2008. The following table sets forth PPL's net fair value of trading contracts:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Fair value of contracts outstanding at the beginning of the period	$11	$12	$10	$3

Contracts realized or otherwise settled during the period	(10)	(3)	(17)	(10)

Fair value of new contracts at inception	(2)		2	4

Other changes in fair values	11	3	15	15

Fair value of contracts outstanding at the end of the period	$10	$12	$10	$12

PPL will reverse $5 million of the $10 million unrealized trading gains over the next three months of 2005 as the transactions are realized.

The following table segregates estimated fair values of PPL's trading portfolio at September 30, 2005, based on whether the fair values are determined by quoted market prices or other more subjective means:

	Fair Value of Contracts at Period-End Gains (Losses)

	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years	Total Fair Value
Source of Fair Value

Prices actively quoted	$6				$6

Prices provided by other external sources	9	$1			10

Prices based on models and other valuation methods	(6)				(6)

Fair value of contracts outstanding at the end of the period	$9	$1			$10

See "Commodity Price Risk (Non-trading)" for information on the various sources of fair value.

As of September 30, 2005, PPL estimated that a 10% adverse movement in market prices across all geographic areas and time periods would have decreased the value of the commodity contracts in its trading portfolio by $5 million.

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

At September 30, 2005, PPL's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was estimated at $6 million.

PPL is also exposed to changes in the fair value of its domestic and international debt portfolios. At September 30, 2005, PPL estimated that its potential exposure to a change in the fair value of its debt portfolio, through a 10% adverse movement in interest rates, was approximately $184 million.

PPL utilizes various risk management instruments to reduce its exposure to the expected future cash flow variability of its debt instruments. These risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financing. While PPL is exposed to changes in the fair value of these instruments, any changes in the fair value of these instruments are recorded in equity and then reclassified into earnings in the same period during which the item being hedged affects earnings. At September 30, 2005, the market value of these instruments, representing the amount PPL would receive upon their termination, was approximately $16 million. At September 30, 2005, PPL estimated that its potential exposure to a change in the fair value of these instruments, through a 10% adverse movement in the hedged exposure, was approximately $8 million.

PPL also utilizes various risk management instruments to adjust the mix of fixed and floating interest rates in its debt portfolio. While PPL is exposed to changes in the fair value of these instruments, any change in market value is recorded with an equal and offsetting change in the value of the debt being hedged. At September 30, 2005, PPL estimated that its potential exposure to a change in the fair value of these instruments, through a 10% adverse movement in interest rates, was approximately $11 million.

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

To protect expected income denominated in British pounds sterling, PPL entered into average rate options for £32 million. These options terminate in November 2005. At September 30, 2005, the market value of these positions, representing the amount PPL would receive upon their termination, was approximately $1 million.

To protect expected income in Chilean pesos, PPL entered into an average rate forward for 4 billion Chilean pesos. The settlement date of this forward is November 2005. At September 30, 2005, the market value of this position, representing the amount PPL would pay upon its termination, was insignificant.

PPL executed net forward sale transactions for £10 million to hedge a portion of its net investment in WPDH Limited. In May 2005, PPL entered into an offsetting transaction effectively closing this hedge. Both trades are scheduled to expire in December 2005. The net amount PPL will owe upon settlement of these trades is approximately $1 million.

WPDH Limited held a net position in cross-currency swaps totaling $1.1 billion to hedge the interest payments and value of its U.S. dollar-denominated bonds with maturity dates ranging from December 2006 to December 2028. The estimated value of this position at September 30, 2005, being the amount PPL would pay to terminate it, including accrued interest, was approximately $175 million.

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

Nuclear Decommissioning Fund - Securities Price Risk

In connection with certain NRC requirements, PPL Susquehanna maintains trust funds to fund certain costs of decommissioning the Susquehanna station. As of September 30, 2005, these funds were invested primarily in domestic equity securities and fixed-rate, fixed-income securities and are reflected at fair value on PPL's Balance Sheet. The mix of securities is designed to provide returns to be used to fund Susquehanna's decommissioning and to compensate for inflationary increases in decommissioning costs. However, the equity securities included in the trusts are exposed to price fluctuation in equity markets, and the values of fixed-rate, fixed-income securities in the trusts are exposed to changes in interest rates. PPL Susquehanna actively monitors the investment performance and periodically reviews asset allocation in accordance with its nuclear decommissioning trust policy statement. At September 30, 2005, a hypothetical 10% increase in interest rates and a 10% decrease in equity prices would have resulted in an estimated $32 million reduction in the fair value of the trust assets. See the "Nuclear Decommissioning" Note in the 2004 Form 10-K for more information regarding the nuclear decommissioning trust funds.

Synthetic Fuel Tax Credit Risk

Recent increases in and the volatility of crude oil prices threaten to reduce the amount of synthetic fuel tax credits that PPL expects to receive through its synthetic fuel production. The tax credits are reduced if the annual average wellhead price of domestic crude oil falls within a phase-out range. The tax credits are eliminated if this reference price exceeds the phase-out range. See "Regulatory Issues - IRS Synthetic Fuels Tax Credits" in Note 9 to the Financial Statements for more information regarding the phase-out of the tax credits.

PPL implemented a risk management objective to hedge the variability of cash flows associated with its 2006 and 2007 synthetic fuel tax credits by hedging the risk that the 2006 and 2007 annual average wellhead price for domestic crude oil will be within the phase-out range.

PPL purchased options in the second and third quarters of 2005 to mitigate reductions in synthetic fuel tax credits if the annual average wellhead price for 2006 and 2007 falls within the applicable phase-out range. These positions did not qualify for cash flow hedge accounting treatment. The mark-to-market value of these positions for the three and nine months ended September 30, 2005, was a gain of $12 million and $17 million, and is reflected in "Energy related businesses" revenues on the Statement of Income.

As of September 30, 2005, PPL estimated that a 10% adverse movement in market prices of crude oil would have decreased the value of the synthetic fuel hedges by $17 million. For purposes of this calculation, a decrease in the market price for crude oil is considered an adverse movement.

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

Results of Operations

The following discussion begins with a review of PPL Energy Supply's earnings and a description of key factors by segment that management expects may impact future earnings. "Results of Operations" continues with a summary of results by reportable segment and ends with explanations of significant changes in principal items on PPL Energy Supply's Statement of Income, comparing the three and nine months ended September 30, 2005, to the comparable periods in 2004.

WPD's results, as consolidated in PPL Energy Supply's Statement of Income, are impacted by changes in foreign currency exchange rates. WPD's portion of revenue and expense line items decreased by about 2% for the three months ended September 30, 2005, and increased by about 2% for the nine months ended September 30, 2005, compared with the same periods in 2004, due to changes in foreign currency exchange rates.

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

Earnings

Net income was as follows:

Three Months Ended September 30,		Nine Months Ended September 30,

2005	2004	2005	2004

$159	$192	$418	$495

The after-tax changes in net income were due to:

	Sept. 30, 2005 vs. Sept. 30, 2004

	Three Months Ended	Nine Months Ended
Domestic:

Eastern U.S. non-trading margins	$(23)	$(12)

Northwestern U.S. non-trading margins	2	(4)

Southwestern U.S. non-trading margins	(1)	(4)

Net energy trading margins	8	10

Operation and maintenance expenses	(8)	(13)

Interest expense	(2)	(8)

Interest income on 2004 IRS tax settlement	(9)	(9)

Interest income on loans to affiliates	2	5

Reversal of certain state income tax credits in 2004	6

Earnings from synfuel projects	10	29

Other	3	4

Total Domestic	(12)	(2)

International:

U.K.

Delivery margins	10	12

Operation and maintenance expenses	(9)	(20)

Interest expense	2	5

Impact of changes in foreign currency exchange rates	(1)	4

U.K. income taxes	(7)	(3)

Latin America	(1)

U.S. income taxes	4	14

Other		2

Total International	(2)	14

Unusual items	(19)	(89)

	$(33)	$(77)

The changes in net income from period to period were, in part, attributable to several items that management considers unusual and that had significant earnings impacts. The after-tax impacts of these items were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004
Supply Segment

Off-site remediation of ash basin leak (Note 9)	$(19)		$(19)

Sale of the Sundance plant (Note 8)			(47)

Acceleration of stock-based compensation expense for periods prior to 2005 (Note 2)			(3)

NorthWestern litigation (Note 9)			(6)

	(19)		(75)

International Delivery Segment

Sale of CGE (Note 8)				$(7)

Sale of CEMAR (Note 8)				23

Sale of Latin American telecommunications company (Note 8)				(2)

				14

Total	$(19)		$(75)	$14

The period-to-period changes in earnings components, including domestic gross energy margins by region and income statement line items, are discussed following the future earnings factors and segment results.

PPL Energy Supply's 2005 and future earnings could be, or will be, impacted by a number of key factors, including the following:

Supply Segment

•
PPL Energy Supply's future energy margins can be impacted by changes in market prices and demands for electricity, as well as fluctuations in fuel prices, fuel transportation costs and emission allowance expenses. For instance, although PPL Energy Supply expects market prices for electricity in 2005 to continue to be higher than in 2004, PPL Energy Supply is not expecting an increase in its 2005 energy margins due to expected increases in the cost of fuel, fuel transportation and emissions allowances.

•
PPL Energy Supply's ability to manage operational risk with respect to its generation plants is critical to its financial performance. Specifically, depending on the timing and duration of both planned and unplanned outages (in particular, if such outages are during peak periods or during periods of, or caused by, severe weather), PPL Energy Supply's revenue from energy sales could be adversely affected and its need to purchase power at then-current market prices to satisfy its energy commitments could be significantly increased. For instance, in late-October 2005, PPL Susquehanna shut down its Unit 1 nuclear reactor for a maintenance outage to improve the operation of the unit's control rods prior to the planned 2006 refueling outage. PPL Energy Supply expects this discretionary outage to last approximately three weeks, but PPL Energy Supply cannot predict with certainty the length of the outage or the final costs associated with it.

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

•
PPL Energy Supply has interests in two synthetic fuel facilities and receives tax credits pursuant to Section 29 of the Internal Revenue Code based on its sale of synthetic fuel to unaffiliated third-party purchasers. PPL Energy Supply has estimated that these facilities will contribute approximately $40 million per year to earnings through 2007, when the availability of such tax credits is scheduled to expire. See "Regulatory Issues - IRS Synthetic Fuels Tax Credits" in Note 9 to the Financial Statements for a discussion of the requirements to receive the Section 29 tax credits and the impact of higher oil prices on the Section 29 tax credits. Also see "Risk Management - Energy Marketing & Trading and Other - Synthetic Fuel Tax Credit Risk" for a discussion of PPL Energy Supply's risk management activities to mitigate the impact of a potential phase-out of the synthetic fuel tax credit due to high oil prices.

•
To comply with existing and future environmental requirements and as a result of pollution control measures it may take, PPL Energy Supply expects to spend significant amounts on environmental control and compliance in the future. The costs of such measures, in many cases, are not now determinable, but could be material. For instance, PPL Energy Supply's current cost estimates for sulfur dioxide reduction at its generating plants are preliminary and PPL Energy Supply could incur significantly higher capital and operating expenses due to more stringent environmental requirements, changing market conditions with respect to the cost of pollution control equipment or emissions allowances, delays in the installation of pollution control equipment or other factors. See "Environmental Matters - Domestic" in Note 9 to the Financial Statements for more information regarding current environmental requirements and initiatives, including those relating to air emissions, and PPL Energy Supply's anticipated capital expenditure program to meet the sulfur dioxide reduction requirements of the Clean Air Act.

•
In August 2005, a leak from one of two disposal basins containing fly ash and water used in connection with the operation of the coal-fired generating units at PPL Energy Supply's Martins Creek plant caused the discharge of approximately 100 million gallons of water containing ash from the basin onto adjacent roadways and fields and into the Delaware River. See "Environmental Matters - Domestic - Water/Waste" in Note 9 to the Financial Statements for more information regarding the Martins Creek leak. In the third quarter of 2005, PPL Energy Supply recognized a charge of $22 million after tax, in connection with the current expected on-site and off-site costs relating to the leak. PPL Energy Supply cannot predict the final costs to be incurred as a result of this matter.

•
In September 2005, PPL Energy Supply and NorthWestern reached a final agreement to settle litigation described under "Legal Matters - NorthWestern Corporation Litigation" in Note 9 to the Financial Statements. See Note 9 for more information regarding the settlement of this matter. In the first quarter of 2005, PPL Energy Supply recognized a charge of $6 million after tax related to the agreement in principle to settle the lawsuit that the parties reached in May 2005.

International Delivery Segment

•
Earnings in 2005 and beyond are expected to continue to be adversely affected by increased pension costs. Specifically, WPD will experience increased pension costs based upon an actuarial valuation of WPD's plans that reflects higher pension obligations. The increase in pension costs in 2005 is forecasted to be approximately $24 million after tax and the increase in pension costs is expected to continue to be significant in 2006. An additional $4 million of after-tax expense was recognized in the first quarter of 2005 related to termination benefits.

All Segments

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

•	See Note 9 to the Financial Statements for other potential commitments and contingent liabilities that may impact future earnings.

•	See Note 16 to the Financial Statements for new accounting standards that have been issued but not yet adopted by PPL Energy Supply that may impact future earnings.

Segment Results

Net income by segment was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Supply	$123	$154	$266	$343

International Delivery	36	38	152	152

Total	$159	$192	$418	$495

Supply Segment

The Supply segment owns and operates power plants to generate electricity, markets this electricity and other power purchases to deregulated wholesale and retail markets and acquires and develops domestic generation projects. The Supply segment primarily consists of the activities of PPL Generation and PPL EnergyPlus.

Segment net income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Energy revenues	$818	$769	$2,201	$2,161

Energy related businesses	145	115	404	319

Total operating revenues	963	884	2,605	2,480

Fuel and energy purchases	401	330	1,050	986

Other operation and maintenance	199	155	579	510

Depreciation	35	36	103	102

Taxes, other than income	10	12	31	33

Energy related businesses	155	128	443	356

Total operating expenses	800	661	2,206	1,987

Other Income - net	6	16	18	25

Interest Expense	24	20	65	42

Income Taxes	22	64	34	121

Minority Interest		1	1	2

Loss from Discontinued Operations			51	10

Total	$123	$154	$266	$343

The after-tax change in net income was due to the following factors, including the unusual items presented in the "Earnings" section:

	Sept. 30, 2005 vs. Sept. 30, 2004

	Three Months Ended	Nine Months Ended

Eastern U.S. non-trading margins	$(23)	$(12)

Northwestern U.S. non-trading margins	2	(4)

Southwestern U.S. non-trading margins	(1)	(4)

Net energy trading margins	8	10

Operation and maintenance expenses	(8)	(13)

Interest expense	(2)	(8)

Interest income on 2004 IRS tax settlement	(9)	(9)

Interest income on loans to affiliates	2	5

Reversal of certain state income tax credits in 2004	6

Earnings from synfuel projects	10	29

Other	3	4

Total	(12)	(2)

Unusual items	(19)	(75)

	$(31)	$(77)

•	See "Domestic Gross Energy Margins" for an explanation of non-trading margins by geographic region and for an explanation of net energy trading margins.

•
Higher operation and maintenance expenses for both periods were primarily due to outage costs at the Brunner Island facility and the on-site Martins Creek remediation costs of the ash basin leak. The nine months ended September 30, 2005, was further impacted by outage costs at the Colstrip Unit 2 and Corette facilities and the accelerated amortization of stock-based compensation for retirement-eligible employees, which resulted from additional guidance. See Note 2 to the financial statements for information on the additional accounting guidance.

•
The improved earnings contribution from synfuel projects for both periods resulted primarily from unrealized gains on options purchased to hedge the risk associated with synthetic fuel tax credits for 2006 and 2007 and higher synthetic fuel tax credits, due to higher output, primarily related to the Tyrone facility that went into commercial operation in August 2004.

International Delivery Segment

The International Delivery segment owns and operates international energy businesses that are focused on the distribution of electricity. The segment primarily consists of the operations of the regulated international energy businesses of PPL Global. The majority of PPL Global's international businesses are located in the U.K., Chile, El Salvador and Bolivia.

Segment net income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Utility revenues	$265	$237	$842	$771

Energy related businesses	18	16	55	50

Total operating revenues	283	253	897	821

Fuel and energy purchases	69	54	197	159

Other operation and maintenance	56	45	180	154

Depreciation	41	37	117	109

Taxes, other than income	15	14	44	41

Energy related businesses	7	5	20	32

Total operating expenses	188	155	558	495

Other Income - net	3	(1)	10	27

Interest Expense	50	51	152	153

Income Taxes	11	7	41	42

Minority Interest	1	1	4	4

Loss from Discontinued Operations				2

Total	$36	$38	$152	$152

The after-tax change in net income was due to the following factors, including the unusual items presented in the "Earnings" section:

	Sept. 30, 2005 vs. Sept. 30, 2004

	Three Months Ended	Nine Months Ended
U.K.

Delivery margins	$10		$12

Operation and maintenance expenses	(9)		(20)

Interest expense	2		5

Impact of changes in foreign currency exchange rates	(1)		4

U.K. income taxes	(7)		(3)

Latin America	(1)

U.S. income taxes	4		14

Other			2

Total	(2)		14

Unusual items			(14)

	$(2)	$

•
The U.K.'s earnings were positively impacted in both periods by higher delivery margins primarily due to favorable customer mix and an incentive revenue award for outstanding customer service. These favorable variances were offset by higher operation and maintenance expenses, primarily due to increased pension costs in both periods.

•	U.S. income taxes decreased, primarily due to greater utilization of foreign tax credits in both periods.

Consolidated Statement of Income Line Item Discussion --

Domestic Gross Energy Margins

The following table provides pre-tax changes in the income statement line items that comprise domestic gross energy margins:

	Sept. 30, 2005 vs. Sept. 30, 2004

	Three Months Ended	Nine Months Ended

Wholesale energy marketing	$(5)	$(28)

Wholesale energy marketing to affiliate	42	65

Unregulated retail electric	(2)	(14)

Net energy trading margins	14	17

Other revenue adjustments (a)	2	30

Total revenues	51	70

Fuel	89	105

Energy purchases	(4)	2

Energy purchases from affiliate	1	(5)

Other cost adjustments (a)	(12)	(15)

Total cost of sales	74	87

Domestic gross energy margins	$(23)	(17)

(a)
Adjusted to exclude the impact of any revenues and costs not associated with domestic gross energy margins, in particular, revenues and energy costs related to the international operations of PPL Global. Also adjusted to include the margins of PPL's Sundance plant, which are included in "Loss from Discontinued Operations," and gains or losses on sales of emission allowances, which are included in "Other operation and maintenance" expenses, on the Statement of Income.

Changes in Domestic Gross Energy Margins By Region

Domestic gross energy margins are generated through PPL Energy Supply's normal hedging (non-trading) activities, as well as trading activities. PPL Energy Supply manages its non-trading energy business on a geographic basis that is aligned with its generation assets. In the second quarter of 2005, PPL Energy Supply also began participating in the Midwest ISO (MISO), an independent transmission system operator that serves the electric transmission needs of much of the Midwest. PPL Energy Supply records its business activities within MISO consistent with its accounting for activities in other RTOs.

	Sept. 30, 2005 vs. Sept. 30, 2004

	Three Months Ended	Nine Months Ended

Eastern U.S.	$(39)	$(21)

Northwestern U.S.	3	(6)

Southwestern U.S.	(1)	(7)

Net energy trading	14	17

Domestic gross energy margins	$(23)	$(17)

Eastern U.S.

Eastern U.S. non-trading margins were lower for the three and nine months ended September 30, 2005, compared with the same periods in 2004, due primarily to supplying higher PLR sales volumes, which increased by 10% and 5%, respectively, with higher-priced generation and power purchases. The average consumed cost of fuel in those periods increased by 42% and 21%, respectively, due to increases in fossil fuel prices and increased utilization of PPL Energy Supply's oil and gas generating units. Average purchased power costs in those periods increased 31% and 16%, respectively, reflecting current market conditions. Partially offsetting the effects of higher supply costs were gains on the sales of emission allowances, as well as a 2% increase in PLR sales prices, in accordance with a schedule established by the PUC.

Northwestern U.S.

Northwestern U.S. non-trading margins were higher for the three months ended September 30, 2005, compared with the same period in 2004, primarily due to an 8% increase in sales volumes. Improved hydroelectric and coal generation resulted in less reliance on higher cost purchased power. Partially offsetting the increased generation was a 14% increase in the average consumed cost of fuel and an 18% increase in power purchase prices.

Northwestern U.S. non-trading margins were lower for the nine months ended September 30, 2005, compared with the same period in 2004, due to lower wholesale sales resulting from extended outages at coal-fired stations, compounded by higher purchased power prices. Sales volumes decreased 3%, while purchased power prices increased 9%. Partially offsetting this margin decrease was a 2004 charge of $6 million for a retroactive coal price increase, resulting from an unfavorable arbitration ruling effective April 2004 that increased coal costs for purchases back to 2001.

Southwestern U.S.

Southwestern U.S. non-trading margins decreased for the three and nine months ended September 30, 2005, compared to the same periods in 2004. The lower margins were primarily due to the sale of PPL Energy Supply's Sundance plant in May 2005 and the cost to terminate a tolling arrangement on the Griffith plant during the second quarter of 2005.

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

The $14 million increase for the three months ended September 30, 2005, compared with the same period in 2004, was primarily due to an increase in realized gains on physical gas positions as well as the inclusion of FTRs in "Net energy trading margins" on the Statement of Income. As of July 1, 2005, FTRs were deemed to meet the definition of a derivative and were accounted for as such prospectively. Therefore, the forward and realized value for FTRs entered into for speculative purposes are accounted for as part of "Net energy trading margins." From July 1 through September 30, 2005, gains on speculative FTRs totaled $7 million. The physical volumes associated with energy trading for the three months ended September 30, 2005, were 1,457 GWh and 2.2 Bcf, compared with 1,616 GWh and 3.3 Bcf for the three months ended September 30, 2004.

The $17 million increase for the nine months ended September 30, 2005, compared with the same period in 2004, was primarily due to an increase in realized gains on physical gas positions and the inclusion of speculative FTRs in "Net energy trading margins." The physical volumes associated with energy trading for the nine months ended September 30, 2005, were 3,722 GWh and 9.7 Bcf, compared with 3,796 GWh and 7.6 Bcf for the nine months ended September 30, 2004.

Utility Revenues

The increases in utility revenues were attributable to the following:

	Sept. 30, 2005 vs. Sept. 30, 2004

	Three Months Ended	Nine Months Ended
International:

Retail electric delivery (PPL Global)

Chile	$15	$36

U.K.	10	27

El Salvador	1	6

Bolivia	2	2

	$28	$71

The increases for both periods were primarily due to:

•	higher revenues in Chile, primarily due to a 7% increase in sales volumes and higher average prices overall; and
•	higher U.K. revenues, primarily due to favorable customer mix and an incentive revenue award for outstanding customer service.

The increase in U.K. revenues for the three months ended September 30, 2005, compared with the same period in 2004, was partially offset by an unfavorable change in foreign currency exchange rates. The increase in U.K. revenues for the nine months ended September 30, 2005, compared with the same period in 2004, was positively impacted by a favorable change in foreign currency exchange rates.

Energy Related Businesses

Energy related businesses contributed $3 million more to operating income for the three months ended September 30, 2005, compared with the same period in 2004. The increase was primarily attributable to a $4 million higher pre-tax contribution from synfuel projects. This reflects a $12 million net unrealized gain on options purchased to hedge the risk associated with synthetic fuel tax credits for 2006 and 2007, offset by $8 million of additional expenses due to higher production levels.

Energy related businesses contributed $15 million more to operating income for the nine months ended September 30, 2005, compared with the same period in 2004. The increase was primarily attributable to:

•	a $15 million pre-tax loss in 2004, related to the sale of CGE (see Note 8 to the Financial Statements);
•	an aggregate increase of $5 million from various international subsidiary businesses; and
•	a $2 million increase from energy services subsidiaries due to a favorable closeout on a major project and an increase in business; partially offset by
•
additional pre-tax losses in 2005 of $8 million on synfuel projects. This reflects $25 million of additional expenses due to higher production levels, offset by a $17 million net unrealized gain on options purchased to hedge the risk associated with synthetic fuel tax credits for 2006 and 2007.

Other Operation and Maintenance

The increases in other operation and maintenance expenses were due to:

	Sept. 30, 2005 vs. Sept. 30, 2004

	Three Months Ended	Nine Months Ended

Increase in domestic and international pension costs	$9	$34

Martins Creek ash basin remediation (Note 9)	33	33

Accelerated amortization of stock-based compensation (Note 2)		13

Increase in allocation of corporate service costs (Note 10)	3	13

NorthWestern litigation accrual (Note 9)		9

Outage costs at Brunner Island and Lower Mt. Bethel plants	5	8

Outage costs at the Colstrip Unit 2 and Corette facilities		4

Change in foreign currency exchange rates	(1)	2

Reduction in WPD costs that are a pass-through to customers		(6)

Gain on sales of emission allowances		(11)

Other	6	(4)

	$55	$95

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

Depreciation

The increases in depreciation expense were due to:

	Sept. 30, 2005 vs. Sept. 30, 2004

	Three Months Ended	Nine Months Ended

Lower Mt. Bethel generation facility, which began commercial operation in May 2004		$6

Other additions to PP&E	$2	4

Reduction of useful lives of certain assets (Note 2)	5	5

Foreign currency exchange rates	(1)	2

Extension of useful lives of certain generation assets (Note 2)	(3)	(8)

	$3	$9

Other Income - net

See Note 11 to the Financial Statements for details of other income.

Interest Expense

The increase in interest expense, including interest with affiliates, was due to:

	Sept. 30, 2005 vs. Sept. 30, 2004

	Three Months Ended	Nine Months Ended

Interest expense related to the Lower Mt. Bethel generation facility, which began commercial operation in May 2004 (a)		$14

Write-off of financing costs associated with PPL Energy Supply's 2-5/8% Convertible Senior Notes (Note 7)	$6	6

Increase in short-term debt interest expense	1	4

Increase (decrease) in other long-term debt interest expense	(2)	1

Increase (decrease) in interest expense with affiliate	(1)	5

Change in foreign currency exchange rates	(1)	2

Decrease in interest expense due to the repayment in June 2004 of financing related to the University Park generation facility (b)		(7)

Financing costs associated with the repayment of the consolidated trust's debt for the University Park generation facility (b)		(6)

Other		3

	$3	$22

(a)	Prior to commercial operation, interest related to the Lower Mt. Bethel financing was capitalized as part of the cost of the facility.
(b)
In June 2004, a subsidiary of PPL Energy Supply purchased the University Park generation facility from the lessor that was consolidated by PPL Energy Supply under FIN 46 (revised December 2003), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." In connection with the purchase, the related financing was repaid.

Income Taxes

Income taxes decreased by $38 million and $88 million for the three and nine months ended September 30, 2005, compared with the same periods in 2004. The decreases were primarily attributable to:

•	decreases of $31 million and $57 million in income tax expense due to lower pre-tax book income for the three and nine months ended September 30, 2005, relative to the same periods in 2004;
•
tax benefits of $6 million and $31 million for the three and nine months ended September 30, 2005, related to additional nonconventional fuel tax credits in excess of credits recognized for the same periods in 2004; offset by

•	a $2 million increase in tax expense on foreign earnings for the three months ended September 30, 2005, relative to the same period in 2004.

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

Financial Condition

Liquidity

At September 30, 2005, PPL Energy Supply had $110 million of cash, cash equivalents and short-term investments and $70 million of short-term debt. At December 31, 2004, PPL Energy Supply had $408 million in cash, cash equivalents and short-term investments and no short-term debt. The decrease in PPL Energy Supply's cash, cash equivalents and short-term investment position was primarily the net result of:

•	the retirement of $209 million of foreign long-term debt;
•	distributions to Member of $206 million;
•	the retirement of $495 million in note payable to affiliate; and
•	$387 million of capital expenditures; offset by
•	$707 million of cash provided by operating activities;
•	$190 million of proceeds from the sale of the Sundance power plant;
•	a $70 million net increase in short-term debt (includes the impact of currency translation adjustments); and
•	a $50 million capital contribution from Member.

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

The terms of the Convertible Senior Notes include a market price trigger that permits holders to convert the notes during any fiscal quarter if the closing sale price of PPL's common stock exceeds $29.83 for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter. This market price trigger was met in the third quarter of 2005. Therefore, holders of the Convertible Senior Notes are entitled to convert their notes at any time during the fourth quarter of 2005. As indicated above, if holders elect to convert the Convertible Senior Notes, PPL Energy Supply would be required to settle the principal amount in cash and any conversion premium in cash or PPL common stock. PPL Energy Supply has, and expects to continue to have, sufficient liquidity sources to fund any such conversions.

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

In October 2005, S&P affirmed its ratings of PPL Energy Supply and PPL Montana. All outlooks are stable. The ratings affirmation is the result of S&P's annual review of PPL Energy Supply, including its business and financial risk profiles.

Fitch

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

Moody's

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

Capital Expenditure Requirements

The schedule below shows PPL Energy Supply's current capital expenditure projections for the years 2005-2009:

	Projected

	2005	2006	2007	2008	2009

Generating facilities	$195	$231	$208	$150	$138

Transmission and distribution facilities	287	292	283	286	293

Environmental	51	347	498	374	148

Other	37	52	38	17	18

Total Construction Expenditures (a) (b)	570	922	1,027	827	597

Nuclear fuel	68	69	76	76	78

Total Capital Expenditures	$638	$991	$1,103	$903	$675

(a)	Construction expenditures include capitalized interest, which are expected to be approximately $85 million for the 2005-2009 period.
(b)	This information excludes any potential investments by PPL Global for new projects.

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

Risk Management - Energy Marketing & Trading and Other

Market Risk

Commodity Price Risk (Non-Trading)

PPL Energy Supply's commodity derivative contracts that hedge its commodity price risk mature at various times through 2010. The following table sets forth PPL Energy Supply's net fair value of these contracts:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Fair value of contracts outstanding at the beginning of the period	$(127)	$85	$(9)	$86

Contracts realized or otherwise settled during the period	(9)	(11)	(33)	(55)

Fair value of new contracts at inception	9		22

Other changes in fair values	(145)	(12)	(252)	31

Fair value of contracts outstanding at the end of the period	$(272)	$62	$(272)	$62

The following table segregates estimated fair values of PPL Energy Supply's commodity derivative contracts that qualify for hedge accounting treatment at September 30, 2005, based on whether the fair values are determined by quoted market prices or other more subjective means:

	Fair Value of Contracts at Period-End Gains (Losses)

	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years	Total Fair Value

Source of Fair Value

Prices actively quoted	$21	$18	$2		$41

Prices provided by other external sources	(75)	(238)	(41)		(354)

Prices based on models and other valuation methods	18	23			41

Fair value of contracts outstanding at the end of the period	$(36)	$(197)	$(39)		$(272)

The "Prices actively quoted" category includes the fair value of exchange-traded energy commodity futures contracts quoted on the NYMEX. The NYMEX has currently quoted prices through 2010.

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

As of September 30, 2005, PPL Energy Supply estimated that a 10% adverse movement in market prices of both electricity and fuel across all geographic areas and time periods would have decreased the value of the commodity contracts in its non-trading portfolio by approximately $282 million. For purposes of this calculation, an increase in the market price for electricity is considered an adverse movement because PPL Energy Supply's electricity portfolio is generally in a net sales position, and a decrease in the market price for fuel is considered an adverse movement because PPL Energy Supply's commodity fuels portfolio is generally in a net purchase position. PPL Energy Supply enters into these commodity contracts to reduce the market risk inherent in the generation of electricity.

In accordance with its marketing strategy, PPL Energy Supply does not completely hedge its generation output or fuel requirements. PPL Energy Supply estimates that for its entire portfolio, including all generation and physical and financial energy positions, a 10% adverse change in power prices across all geographic zones and time periods would decrease expected 2005 gross margins by $8 million. Similarly, a 10% adverse movement in all fossil fuel prices would decrease expected 2005 gross margins by $15 million.

The data in the above tables includes the activity for PPL Energy Supply's synthetic fuel tax credit hedges. Additional information regarding these hedges can be found in the "Synthetic Fuel Tax Credit Risk" section below.

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

PPL Energy Supply's trading contracts mature at various times through 2008. The following table sets forth PPL Energy Supply's net fair value of trading contracts:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Fair value of contracts outstanding at the beginning of the period	$11	$12	$9	$3

Contracts realized or otherwise settled during the period	(10)	(3)	(16)	(10)

Fair value of new contracts at inception	(2)		2	4

Other changes in fair values	11	3	15	15

Fair value of contracts outstanding at the end of the period	$10	$12	$10	$12

PPL Energy Supply will reverse $5 million of the $10 million unrealized trading gains over the next three months of 2005 as the transactions are realized.

The following table segregates estimated fair values of PPL Energy Supply's trading portfolio at September 30, 2005, based on whether the fair values are determined by quoted market prices or other more subjective means:

	Fair Value of Contracts at Period-End Gains (Losses)

	Maturity Less Than 1 year	Maturity 1-3 years	Maturity 4-5 years	Maturity in Excess of 5 Years	Total Fair Value

Source of Fair Value

Prices actively quoted	$6				$6

Prices provided by other external sources	9	$1			10

Prices based on models and other valuation methods	(6)				(6)

Fair value of contracts outstanding at the end of the period	$9	$1			$10

See "Commodity Price Risk (Non-trading)" for information on the various sources of fair value.

As of September 30, 2005, PPL Energy Supply estimated that a 10% adverse movement in market prices across all geographic areas and time periods would have decreased the value of the commodity contracts in its trading portfolio by $5 million.

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

At September 30, 2005, PPL Energy Supply's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was estimated at $2 million.

PPL Energy Supply is also exposed to changes in the fair value of its domestic and international debt portfolios. At September 30, 2005, PPL Energy Supply estimated that its potential exposure to a change in the fair value of its debt portfolio, through a 10% adverse movement in interest rates, was approximately $141 million.

PPL and PPL Energy Supply utilize various risk management instruments to reduce PPL Energy Supply's exposure to the expected future cash flow variability of its debt instruments. These risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financing. While PPL Energy Supply is exposed to changes in the fair value of these instruments, any changes in the fair value of these instruments are recorded in equity and then reclassified into earnings in the same period during which the item being hedged affects earnings. At September 30, 2005, the market value of these instruments, representing the amount PPL Energy Supply would receive upon their termination, was approximately $3 million. At September 30, 2005, PPL Energy Supply estimated that its potential exposure to a change in the fair value of these instruments, through a 10% adverse movement in the hedged exposure, was insignificant.

PPL and PPL Energy Supply also utilize various risk management instruments to adjust the mix of fixed and floating interest rates in PPL Energy Supply's debt portfolio. While PPL Energy Supply is exposed to changes in the fair value of these instruments, any change in market value is recorded with an equal and offsetting change in the value of the debt being hedged. At September 30, 2005, PPL Energy Supply estimated that its potential exposure to a change in the fair value of these instruments, through a 10% adverse movement in interest rates, was approximately $1 million.

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

To protect expected income denominated in British pounds sterling, PPL entered into average rate options for £32 million. These options terminate in November 2005. At September 30, 2005, the market value of these positions, representing the amount PPL would receive upon their termination, was approximately $1 million.

To protect expected income in Chilean pesos, PPL entered into an average rate forward for 4 billion Chilean pesos. The settlement date of this forward is November 2005. At September 30, 2005, the market value of this position, representing the amount PPL would pay upon its termination, was insignificant.

PPL executed net forward sale transactions for £10 million to hedge a portion of its net investment in WPDH Limited. In May 2005, PPL entered into an offsetting transaction effectively closing this hedge. Both trades are scheduled to expire in December 2005. The net amount PPL will owe upon settlement of these trades is approximately $1 million.

WPDH Limited held a net position in cross-currency swaps totaling $1.1 billion to hedge the interest payments and value of its U.S. dollar-denominated bonds with maturity dates ranging from December 2006 to December 2028. The estimated value of this position at September 30, 2005, being the amount PPL would pay to terminate it, including accrued interest, was approximately $175 million.

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

Nuclear Decommissioning Fund - Securities Price Risk

In connection with certain NRC requirements, PPL Susquehanna maintains trust funds to fund certain costs of decommissioning the Susquehanna station. As of September 30, 2005, these funds were invested primarily in domestic equity securities and fixed-rate, fixed-income securities and are reflected at fair value on PPL Energy Supply's Balance Sheet. The mix of securities is designed to provide returns to be used to fund Susquehanna's decommissioning and to compensate for inflationary increases in decommissioning costs. However, the equity securities included in the trusts are exposed to price fluctuation in equity markets, and the values of fixed-rate, fixed-income securities in the trusts are exposed to changes in interest rates. PPL Susquehanna actively monitors the investment performance and periodically reviews asset allocation in accordance with its nuclear decommissioning trust policy statement. At September 30, 2005, a hypothetical 10% increase in interest rates and a 10% decrease in equity prices would have resulted in an estimated $32 million reduction in the fair value of the trust assets. See the "Nuclear Decommissioning" Note in the 2004 Form 10-K for more information regarding the nuclear decommissioning trust funds.

Synthetic Fuel Tax Credit Risk

Recent increases in and the volatility of crude oil prices threaten to reduce the amount of synthetic fuel tax credits that PPL Energy Supply expects to receive through its synthetic fuel production. The tax credits are reduced if the annual average wellhead price of domestic crude oil falls within a phase-out range. The tax credits are eliminated if this reference price exceeds the phase-out range. See "Regulatory Issues - IRS Synthetic Fuels Tax Credits" in Note 9 to the Financial Statements for more information regarding the phase-out of the tax credits.

PPL Energy Supply implemented a risk management objective to hedge the variability of cash flows associated with its 2006 and 2007 synthetic fuel tax credits by hedging the risk that the 2006 and 2007 annual average wellhead price for domestic crude oil will be within the phase-out range.

PPL Energy Supply purchased options in the second and third quarters of 2005 to mitigate reductions in synthetic fuel tax credits if the annual average wellhead price for 2006 and 2007 falls within the applicable phase-out range. These positions did not qualify for cash flow hedge accounting treatment. The mark-to-market value of these positions for the three and nine months ended September 30, 2005, was a gain of $12 million and $17 million and is reflected in "Energy related businesses" revenues on the Statement of Income.

As of September 30, 2005, PPL Energy Supply estimated that a 10% adverse movement in market prices of crude oil would have decreased the value of the synthetic fuel hedges by $17 million. For purposes of this calculation, a decrease in the market price for crude oil is considered an adverse movement.

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

Results of Operations

The following discussion, which explains significant changes in principal items on the Statement of Income, compares the three and nine months ended September 30, 2005, to the comparable periods in 2004.

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

Earnings

Income available to PPL was as follows:

Three Months Ended September 30,		Nine Months Ended September 30,

2005	2004	2005	2004

$52	$15	$103	$51

The after-tax changes in income available to PPL were due to:

	Sept. 30, 2005 vs. Sept. 30, 2004

	Three Months Ended	Nine Months Ended

Delivery revenues (net of CTC/ITC amortization, interest expense on transition bonds and ancillary charges)	$34	$92

Operation and maintenance expenses	7	(4)

Taxes, other than income (excluding gross receipts taxes)	(1)	(9)

Interest income on 2004 IRS tax settlement	(5)	(5)

Interest income on loans to affiliates	2	5

Other		2

Unusual items		(29)

	$37	$52

The change in net income for the nine months ended September 30, 2005, compared with the same period in 2004 was, in part, attributable to two unusual items in 2005 with significant earnings impacts. The after-tax impacts of these unusual items were as follows:

	Nine Months Ended September 30,

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

•
PPL Electric has agreed to provide electricity supply to its PLR customers at predetermined rates through 2009 and has entered into PUC-approved, full requirements energy supply agreements with PPL EnergyPlus to fulfill its PLR obligation. The predetermined charges for generation supply which PPL Electric collects from its PLR customers and pays to PPL EnergyPlus under the energy supply agreements provide for annual increases in each year commencing in 2006 and continuing through 2009. PPL Electric's PLR obligation after 2009 will be determined by the PUC pursuant to rules that have not yet been promulgated. See "PLR Contracts" in Note 10 to the Financial Statements for more information.

•
In January 2005, severe ice storms hit PPL Electric's service territory. As a result, PPL Electric had to restore service to approximately 238,000 customers. The total cost of restoring service, excluding capitalized costs and regular payroll expenses, was approximately $16 million.

On February 11, 2005, PPL Electric filed a petition with the PUC for authority to defer and amortize for regulatory accounting and reporting purposes these storm costs. On August 26, 2005, the PUC issued an order granting PPL Electric's petition subject to certain conditions, including: (i) the PUC's authorization of deferred accounting is not an assurance of future rate recovery of the storm costs, (ii) PPL Electric must request recovery of the deferred storm costs in its next distribution base rate case, and (iii) PPL Electric must begin immediately to expense the deferred storm costs on a ten-year amortization schedule for regulatory accounting and reporting purposes. As a result of the PUC Order and in accordance with SFAS 71, "Accounting for the Effects of Certain Types of Regulation," in the third quarter of 2005, PPL Electric deferred approximately $12 million of the previously expensed storm costs. The deferral was based on its assessment of the timing and likelihood of recovering the deferred costs in PPL Electric's next distribution base rate case. At this time, PPL Electric cannot be certain that it will recover the storm costs, nor can it predict whether other incidents of severe weather will cause significant facility damage and service disruptions that would also result in significant costs.

•
As a result of the Order issued by the FERC in connection with the litigation described under "Regulatory Issues - PJM Billing" in Note 9 to the Financial Statements, PPL Electric recognized an after-tax charge of $27 million in the first quarter of 2005 for a loss contingency related to the litigation. See Note 9 for information concerning the settlement agreement reached by PPL Electric and Exelon Corporation to settle this litigation, which is subject to approval by the FERC. PPL Electric cannot be certain of the outcome of this matter.

•	See Note 9 to the Financial Statements for other potential commitments and contingent liabilities that may impact future earnings.

•	See Note 16 to the Financial Statements for new accounting standards that have been issued but not yet adopted by PPL Electric that may impact future earnings.

Operating Revenues

Retail Electric

The increases in revenues from retail electric operations were attributable to the following:

	Sept. 30, 2005 vs. Sept. 30, 2004

	Three Months Ended	Nine Months Ended

Electric delivery	$67	$149

PLR electric generation supply	50	91

Other	2	1

	$119	$241

The increases in delivery revenues for both periods were primarily due to higher transmission and distribution customer rates effective January 1, 2005, and increases in volumes of 7.4% and 3.9% for the three and nine months ended September 30, 2005, compared to the same periods in 2004.

Higher PLR revenues for both periods were due to higher energy and capacity rates in 2005 compared with 2004, and increases in volumes of 8.9% and 5.7% for the three and nine months ended September 30, 2005, compared with the same periods in 2004, in part due to the return of customers previously served by alternate suppliers.

Wholesale Electric to Affiliate

PPL Electric has a contract to sell to PPL EnergyPlus the electricity that PPL Electric purchases under contracts with NUGs. The $5 million decrease in wholesale revenue to affiliate for the nine months ended September 30, 2005, compared with the same period in 2004, was primarily due to an unplanned outage at a NUG facility during the second quarter of 2005. PPL Electric therefore had less electricity to sell to PPL EnergyPlus.

Energy Purchases

Energy purchases increased by $11 million for the three months ended September 30, 2005, compared with the same period in 2004, primarily due to $5 million in higher ancillary costs in connection with the power supply contracts with PPL EnergyPlus and $3 million due to a charge to load-serving entities which began in May 2005, retroactive to December 2004. This charge minimizes the revenue impacts to transmission owners that result from the integration of the Midwest ISO and PJM markets. This charge will continue until March 2006.

Energy purchases increased by $44 million for the nine months ended September 30, 2005, compared with the same period in 2004, primarily due to the $39 million pre-tax accrual for the PJM billing dispute and $8 million due to the charge to load-serving entities discussed above, offset by a $7 million decrease due to an unplanned NUG outage in the second quarter of 2005. See Note 9 to the Financial Statements for additional information regarding the loss accrual recorded for the PJM billing dispute.

Energy Purchases from Affiliate

Energy purchases from affiliate increased by $42 million and $65 million for the three and nine months ended September 30, 2005, compared with the same periods in 2004. The increases reflect higher prices for energy purchased under the power supply contracts with PPL EnergyPlus needed to support PLR load, as well as increases in that load for both periods.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance expenses was due to:

	Sept. 30, 2005 vs. Sept. 30, 2004

	Three Months Ended	Nine Months Ended

Costs associated with severe ice storms in January 2005		$16

Subsequent deferral of a portion of costs associated with January 2005 ice storms (Note 2)	$(12)	(12)

Accelerated amortization of stock-based compensation (Note 2)		5

Increase in domestic pension costs		2

Other		(2)

	$(12)	$9

Taxes, Other Than Income

Taxes, other than income, increased by $7 million during the three months ended September 30, 2005, compared with the same period in 2004, primarily due to a $7 million increase in domestic gross receipts tax expense, which is a result of higher transmission and distribution customer rates effective January 1, 2005.

In the first quarter of 2004, PPL Electric reversed a $14 million accrued liability for 1998 and 1999 PURTA taxes that had been accrued based on potential exposure in the proceedings regarding the Susquehanna nuclear station tax assessment. The rights of third-party intervenors to further appeal expired in 2004. The reversal, and a $14 million increase in domestic gross receipts tax expense in 2005, are the primary reasons for the $28 million increase in taxes, other than income, for the nine months ended September 30, 2005, compared with the same period in 2004.

Other Income - net

See Note 11 to the Financial Statements for details of other income.

Interest Expense

Interest expense, including interest expense with affiliate, decreased by $5 million for the three months ended September 30, 2005, compared with the same period in 2004, primarily due to the net impact of long-term debt retirements and new issuances. This decrease was partially offset by $2 million of additional interest paid on collateral held by PPL Electric relating to the PLR contract.

Interest expense, including interest expense with affiliate, decreased by $3 million for the nine months ended September 30, 2005, compared with the same period in 2004, primarily due to the net impact of long-term debt retirements and new issuances. This decrease was partially offset by $8 million of interest accrued for the PJM billing dispute and $7 million of additional interest paid on collateral held by PPL Electric relating to the PLR contract. Over the last 12 months, $558 million of long-term debt retirements have occurred, while new issuances over the same period totaled $224 million. See Note 10 to the Financial Statements for further discussion of collateral held under the PLR contract.

Income Taxes

Income taxes increased by $26 million and $32 million for the three and nine months ended September 30, 2005, compared with the same periods in 2004, primarily due to higher pre-tax book income in 2005 relative to 2004.

See Note 5 to the Financial Statements for details on effective income tax rates.

Financial Condition

Liquidity

At September 30, 2005, PPL Electric had $53 million of cash, cash equivalents and short-term investments and $42 million of short-term debt. At December 31, 2004, PPL Electric had $161 million in cash, cash equivalents and short-term investments and $42 million of short-term debt. The decrease in PPL Electric's cash, cash equivalents and short-term investment position was primarily the net result of:

•	the retirement of $497 million of long-term debt;
•	the payment of $61 million of common and preferred dividends; and
•	$125 million of capital expenditures; partially offset by
•	$361 million of cash provided by operating activities; and
•	the issuance of $224 million of tax-exempt long-term debt.

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

In October 2005, S&P affirmed its A-/A-2 ratings of PPL Electric. The outlook is stable. The ratings affirmation is the result of S&P's annual review of PPL Electric, including its business and financial risk profiles.

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

Interest Rate Risk

PPL Electric has issued debt to finance its operations, which increases its interest rate risk. At September 30, 2005, PPL Electric's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was insignificant.

PPL Electric is also exposed to changes in the fair value of its debt portfolio. At September 30, 2005, PPL Electric estimated that its potential exposure to a change in the fair value of its debt portfolio, through a 10% adverse movement in interest rates, was approximately $37 million.

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

The registrants' principal executive officers and principal financial officers, based on their evaluation of the registrants' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) have concluded that, as of September 30, 2005, the registrants' disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period for which this quarterly report has been prepared. The aforementioned principal officers have concluded that the disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to management, including the chief executive and chief financial officers, to allow for timely decisions regarding required disclosure.

(b)	Change in internal controls over financial reporting.

The registrants' principal executive officers and principal financial officers have concluded that there were no changes in the registrants' internal control over financial reporting during the registrants' third fiscal quarter that have materially affected, or are reasonably likely to materially affect, the registrants' internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For additional information regarding various pending administrative and judicial proceedings involving regulatory, environmental and other matters, which information is incorporated by reference into this Part II, see:

•	"Item 3. Legal Proceedings" in PPL's, PPL Energy Supply's and PPL Electric's 2004 Form 10-K; and

•	Note 9 of the registrants' "Combined Notes to Condensed Consolidated Financial Statements" in Part I of this report.

Item 6. Exhibits

*3(a)	-	Amended and Restated Articles of Incorporation of PPL Corporation, effective August 17, 2005 (Exhibit 3.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated August 19, 2005)
*3(b)	-	Bylaws of PPL Corporation, as amended and restated effective August 17, 2005 (Exhibit 3.2 to PPL Corporation Form 8-K Report (File No. 1-11459) dated August 19, 2005)
*4(a)	-
Supplement, dated October 1, 2005, to Indenture, dated as of October 1, 2001, by PPL Energy Supply and JPMorgan Chase Bank, N.A., as Trustee (Exhibit 4(a) to PPL Energy Supply Form 8-K Report (File No. 333-74794) dated October 28, 2005)

*4(b)	-
Form of Note for PPL Energy Supply’s $300 million aggregate principal amount of 5.70% REset Put Securities due 2035 (REPSSM) (Exhibit 4(b) to PPL Energy Supply Form 8-K Report (File No. 333-74794) dated October 28, 2005)

10(a)	-
Second Amendment dated as of September 1, 2005, to Reimbursement Agreement, dated as of March 31, 2005, among PPL Energy Supply, LLC, The Bank of Nova Scotia, as Issuer and Administrative Agent, and the Lenders party thereto from time to time

12(a)	-	PPL Corporation and Subsidiaries Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
12(b)	-	PPL Energy Supply, LLC and Subsidiaries Computation of Ratio of Earnings to Fixed Charges
12(c)	-	PPL Electric Utilities Corporation and Subsidiaries Computation of Ratio of Earnings to Fixed Charges

*	-	previously filed

Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended September 30, 2005, filed by the following officers for the following companies:
31(a)	-	William F. Hecht for PPL Corporation
31(b)	-	John R. Biggar for PPL Corporation
31(c)	-	William F. Hecht for PPL Energy Supply, LLC
31(d)	-	Paul A. Farr for PPL Energy Supply, LLC
31(e)	-	John F. Sipics for PPL Electric Utilities Corporation
31(f)	-	Paul A. Farr for PPL Electric Utilities Corporation

Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended September 30, 2005, furnished by the following officers for the following companies:
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

PPL Corporation
(Registrant)

PPL Energy Supply, LLC
(Registrant)

PPL Electric Utilities Corporation
(Registrant)

Date: November 3, 2005	/s/ John R. Biggar
John R. Biggar
Executive Vice President and
Chief Financial Officer
(PPL Corporation)
(principal financial officer)

/s/ Paul A. Farr
Paul A. Farr
Vice President and Controller
(PPL Energy Supply, LLC)
Senior Vice President-Financial and Controller
(PPL Electric Utilities Corporation)
(principal financial officer)