Form 10-K
period 2005-12-31
PPL CORP; PPL ELECTRIC UTILITIES CORP; PPL ENERGY SUPPLY LLC
filed 2006-03-03
CIK 922224, 317187, 1161976

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2005
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________ to ___________

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.

1-11459	PPL Corporation (Exact name of Registrant as specified in its charter) (Pennsylvania) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-2758192

333-74794	PPL Energy Supply, LLC (Exact name of Registrant as specified in its charter) (Delaware) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-3074920

1-905	PPL Electric Utilities Corporation (Exact name of Registrant as specified in its charter) (Pennsylvania) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-0959590

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock of PPL Corporation	New York & Philadelphia Stock Exchanges

Preferred Stock of PPL Electric Utilities Corporation
4-1/2% 4.40% Series	New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrants are well-known seasoned issuers, as defined in Rule 405 of the Securities Act.

PPL Corporation	Yes X	No
PPL Energy Supply, LLC	Yes	No X
PPL Electric Utilities Corporation	Yes	No X

Indicate by check mark if the Registrants are not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

PPL Corporation	Yes	No X
PPL Energy Supply, LLC	Yes	No X
PPL Electric Utilities Corporation	Yes	No X

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

Indicate by check mark whether the Registrants are large accelerated filers, accelerated filers, or non-accelerated filers. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

	Large accelerated filer	Accelerated filer	Non-accelerated filer
PPL Corporation	[ X ]	[ ]	[ ]
PPL Energy Supply, LLC	[ ]	[ ]	[ X ]
PPL Electric Utilities Corporation	[ ]	[ ]	[ X ]

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Act).

PPL Corporation	Yes	No X
PPL Energy Supply, LLC	Yes	No X
PPL Electric Utilities Corporation	Yes	No X

As of June 30, 2005, PPL Corporation had 379,949,984 shares of its $.01 par value Common Stock outstanding, excluding 62,113,042 shares held as treasury stock. The aggregate market value of these common shares (based upon the closing price of these shares on the New York Stock Exchange on that date) held by non-affiliates was $11,280,715,025. As of January 31, 2006, PPL Corporation had 380,241,751 shares of its $.01 par value Common Stock outstanding, excluding 62,113,489 shares held as treasury stock.

As of June 30, 2005, PPL Corporation held all 78,029,863 outstanding common shares, no par value, of PPL Electric Utilities Corporation, excluding 79,270,519 shares held as treasury stock.

PPL Corporation indirectly holds all of the membership interests in PPL Energy Supply, LLC.

PPL Energy Supply, LLC meets the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

Documents incorporated by reference:

PPL Corporation and PPL Electric Utilities Corporation have incorporated herein by reference certain sections of PPL Corporation's 2006 Notice of Annual Meeting and Proxy Statement, and PPL Electric Utilities Corporation's 2006 Notice of Annual Meeting and Information Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2005. Such Statements will provide the information required by Part III of this Report.

PPL CORPORATION
PPL ENERGY SUPPLY, LLC
PPL ELECTRIC UTILITIES CORPORATION

FORM 10-K ANNUAL REPORT TO
THE SECURITIES AND EXCHANGE COMMISSION
FOR THE YEAR ENDED DECEMBER 31, 2005

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

GLOSSARY OF TERMS AND ABBREVIATIONS

PPL Corporation and its current and former subsidiaries

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

Griffith - a 600 MW gas-fired station in Kingman, Arizona, that is jointly owned by indirect subsidiaries of PPL Generation and Duke Energy Corporation.

Hyder - Hyder Limited, a subsidiary of WPDL that was the previous owner of South Wales Electricity plc. In March 2001, South Wales Electricity plc was acquired by WPDH Limited and renamed WPD (South Wales).

Integra - Empresa de Ingenieria y Servicios Integrales Cochabamba S.A., a Bolivian construction and engineering services company in which PPL Global has a majority ownership interest.

MicDos - Minicentrales Dos, S.A., a Spanish company that owns several small hydroelectric generating facilities in Spain. PPL Global sold its ownership interest in MicDos in June 2004.

PPL - PPL Corporation, the parent holding company of PPL Electric, PPL Energy Funding and other subsidiaries.

PPL Capital Funding - PPL Capital Funding, Inc., a wholly owned financing subsidiary of PPL.

PPL Capital Funding Trust I - a Delaware statutory business trust created to issue the Preferred Security component of the PEPS Units. This trust was terminated in June 2004.

PPL Coal Supply - PPL Coal Supply, LLC, a limited liability company owned by PPL Coal Holdings Corporation (a subsidiary of PPL Generation) and Iris Energy LLC. PPL Coal Supply procures coal, which it sells to PPL Generation for power plants and to Iris Energy for synthetic fuel production.

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

Other terms and abbreviations

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

Bangor Hydro - Bangor Hydro-Electric Company.

Bcf - billion cubic feet.

Clean Air Act - federal legislation enacted to address certain environmental issues related to air emissions, including acid rain, ozone and toxic air emissions.

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

EPA - Environmental Protection Agency, a U.S. government agency.

EPS - earnings per share.

ESOP - Employee Stock Ownership Plan.

EWG - exempt wholesale generator.

Fabrication - the process that manufactures nuclear fuel assemblies for insertion into the reactor.

FASB - Financial Accounting Standards Board, a rulemaking organization that establishes financial accounting and reporting standards.

FERC - Federal Energy Regulatory Commission, the federal agency that regulates interstate transmission and wholesale sales of electricity and related matters.

FIN - FASB Interpretation.

Fitch - Fitch, Inc.

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

OSM - Office of Surface Mining, a U.S. government agency.

PCB - polychlorinated biphenyl, an oil additive used in certain electrical equipment up to the late-1970s. It is now classified as a hazardous chemical.

PEPS Units (Premium Equity Participating Security Units, or PEPSSM Units) - securities issued by PPL and PPL Capital Funding Trust I that consisted of a Preferred Security and a forward contract to purchase PPL common stock, which settled in May 2004.

PEPS Units, Series B (Premium Equity Participating Security Units, or PEPSSM Units, Series B) - securities issued by PPL and PPL Capital Funding that consisted of an undivided interest in a debt security issued by PPL Capital Funding and guaranteed by PPL, and a forward contract to purchase PPL common stock, which settled in May 2004.

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

PUHCA - Public Utility Holding Company Act of 1935, legislation passed by the U.S. Congress. Repealed effective February 2006 by the Energy Policy Act of 2005.

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

RMC - Risk Management Committee.

RTO - Regional Transmission Organization.

Sarbanes-Oxley 404 - Section 404 of the Sarbanes-Oxley Act of 2002, which sets requirements for management assessment of internal controls for financial reporting. It also requires an independent auditor to attest to and report on management's assessment and make its own assessment.

SCR - selective catalytic reduction, a pollution control process.

SEC - Securities and Exchange Commission, a U.S. government agency whose primary mission is to protect investors and maintain the integrity of the securities markets.

SFAS - Statement of Financial Accounting Standards, the accounting and financial reporting rules issued by the FASB.

S&P - Standard & Poor's Ratings Services.

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

FORWARD-LOOKING INFORMATION

Statements contained in this Form 10-K concerning expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts are "forward-looking statements" within the meaning of the federal securities laws. Although PPL, PPL Energy Supply and PPL Electric believe that the expectations and assumptions reflected in these statements are reasonable, there can be no assurance that these expectations will prove to be correct. These forward-looking statements involve a number of risks and uncertainties, and actual results may differ materially from the results discussed in the forward-looking statements. In addition to the specific factors discussed in "Item 1A. Risk Factors" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," the following are among the important factors that could cause actual results to differ materially from the forward-looking statements:

•	market demand and prices for energy, capacity and fuel;
•	market prices for crude oil and the potential impact on synthetic fuel tax credits and synthetic fuel operations;
•	weather conditions affecting generation production, customer energy usage and operating costs;
•	competition in retail and wholesale power markets;
•	liquidity of wholesale power markets;
•	the effect of any business or industry restructuring;
•	the profitability and liquidity, including access to capital markets and credit facilities, of PPL and its subsidiaries;
•	new accounting requirements or new interpretations or applications of existing requirements;
•	operation and availability of existing generation facilities and operating costs;
•	transmission and distribution system conditions and operating costs;
•	current and future environmental conditions and requirements and the related costs of compliance, including environmental capital expenditures and emission allowance and other expenses;
•	development of new projects, markets and technologies;
•	performance of new ventures;
•	asset acquisitions and dispositions;
•	political, regulatory or economic conditions in states, regions or countries where PPL or its subsidiaries conduct business;
•	any impact of 2005's hurricanes on PPL and its subsidiaries, including any impact on fuel prices;
•	receipt of necessary governmental permits, approvals and rate relief;
•	new state, federal or foreign legislation, including new tax legislation;
•	state, federal and foreign regulatory developments;
•	impact of state, federal or foreign investigations applicable to PPL and its subsidiaries and the energy industry;
•	capital market conditions, including changes in interest rates, and decisions regarding capital structure;
•	stock price performance;
•	the market prices of equity securities and the impact on pension costs and resultant cash funding requirements for defined benefit pension plans;
•	securities and credit ratings;
•	foreign currency exchange rates;
•	the outcome of litigation against PPL and its subsidiaries;
•	potential effects of threatened or actual terrorism or war or other hostilities; and
•	the commitments and liabilities of PPL and its subsidiaries.

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

PART I

ITEM 1. BUSINESS

BACKGROUND

PPL Corporation, headquartered in Allentown, PA, is an energy and utility holding company that was incorporated in 1994. Through its subsidiaries, PPL generates electricity from power plants in the northeastern and western U.S.; markets wholesale or retail energy primarily in the northeastern and western portions of the U.S.; delivers electricity to approximately 5.1 million customers in Pennsylvania, the U.K. and Latin America; and provides energy services for businesses in the mid-Atlantic and northeastern U.S. PPL's significant subsidiaries are shown below:

See Exhibit 99(a) in Item 15 for a listing of the current corporate organization. In addition to PPL Corporation, the other SEC registrants included in this filing are:

PPL Energy Supply, LLC, an indirect, wholly owned subsidiary of PPL formed in 2000, is an energy company engaged through its subsidiaries in the generation and marketing of power primarily in the northeastern and western power markets of the U.S. and in the delivery of electricity in the U.K. and Latin America. PPL Energy Supply's major operating subsidiaries are PPL Generation, PPL EnergyPlus and PPL Global. PPL Energy Supply owns or controls 11,830 MW of electric power generation capacity, and has current plans to implement capital projects at certain of its existing generation facilities in Pennsylvania and Montana that would provide 258 MW of additional generation capacity by 2010.

PPL Electric Utilities Corporation, incorporated in 1920, is a direct subsidiary of PPL and a regulated public utility. PPL Electric provides electricity delivery service in its service territory in Pennsylvania, and provides electricity supply to retail customers in that territory as a PLR under the Customer Choice Act.

Segment Information

PPL is organized into segments consisting of Supply, Pennsylvania Delivery and International Delivery. PPL Energy Supply's segments consist of Supply and International Delivery. PPL Electric operates in a single business segment, Pennsylvania Delivery. See Note 2 to the Financial Statements for financial information about the segments and geographic financial data.

•	Supply Segment -

Owns and operates domestic power plants to generate electricity; markets this electricity and other power purchases to deregulated wholesale and retail markets; and acquires and develops domestic generation projects. Consists primarily of the activities of PPL Generation and PPL EnergyPlus.

PPL has generation assets that are focused on the eastern and western markets. The eastern generation assets are focused on the Northeast/Mid-Atlantic energy markets - including PJM, the New York ISO, ISO New England and the Mid-American Interconnection Network. PPL's western generating capacity is focused on the markets within the Western Electricity Coordinating Council.

PPL Generation

PPL Generation had a total generating capacity of 11,830 MW at December 31, 2005. Through subsidiaries, PPL Generation owns and operates power plants in Pennsylvania, Montana, Arizona, Connecticut, Illinois, New York and Maine. See "Power Supply" for a complete listing of PPL's generating capacity.

The Pennsylvania generation plants had a total capacity of 9,225 MW at December 31, 2005. These plants are fueled by uranium, coal, gas, oil and water. The electricity from these plants is sold to PPL EnergyPlus under FERC-jurisdictional power purchase agreements.

PPL's U.S. generation subsidiaries are EWGs, which sell electricity into the wholesale market. PPL's EWGs are subject to regulation by the FERC, which has authorized these EWGs to sell generation from their facilities at market-based prices.

PPL Susquehanna, a subsidiary of PPL Generation, owns a 90% undivided interest in each of the two nuclear-fueled generating units at its Susquehanna station; Allegheny Electric Cooperative, Inc. owns the remaining 10% undivided interest. PPL's 90% share of Susquehanna's capacity was 2,120 MW at December 31, 2005.

PPL Generation operates its Pennsylvania and Illinois power plants in conjunction with PJM. PPL Generation's Pennsylvania power plants and PPL EnergyPlus are members of the ReliabilityFirst Corporation (RFC), the new regional reliability council that replaced the Mid-Atlantic Area Coordination Council. In Illinois, PPL's 540 MW natural gas-fired generating station is a party to the Mid-America Interconnected Network Agreement. Refer to "Pennsylvania Delivery Segment" for information regarding PJM's operations and functions and the RFC.

The Montana coal-fired and hydro-powered stations have a capacity of 1,267 MW. PPL Montana's power plants are parties to the Western Electricity Coordinating Council Agreement.

The Maine oil-fired and hydro-powered stations have a total capacity of 96 MW. The Maine generating assets are operated in conjunction with ISO New England and are parties to the Northeast Power Coordinating Council Agreement. See Note 9 for information on the possible sale of three hydroelectric dams.

The Connecticut natural gas-fired station has a total capacity of 243 MW and is operated in conjunction with ISO New England and is party to the Northeast Power Coordinating Council Agreement.

During 2002, PPL began commercial operations in Arizona of two natural gas-fired generating stations, Griffith and Sundance. PPL's ownership interest in the Griffith station is 300 MW. This generating station is a party to the Western Electricity Coordinating Council Agreement. In May 2005, a subsidiary of PPL Generation completed the sale of its 450 MW Sundance power plant to Arizona Public Service Company for approximately $190 million in cash. See Note 9 for additional information.

In 2002, PPL also began commercial operations in New York of its Edgewood natural gas-fired generating station and its Shoreham oil-fired generating station. The New York plants have a combined capacity of 159 MW. The New York generating stations are operated in connection with the New York ISO and are parties to the Northeast Power Coordinating Council Agreement.

In 2004, PPL began commercial operations in Pennsylvania of its Lower Mt. Bethel 582 MW natural gas-fired generating station.

PPL Generation has current plans to implement capital projects at certain of its generation facilities in Pennsylvania and Montana that would provide 258 MW of additional generation capacity by 2010. See "Item 2. Properties" for additional information regarding these capital projects.

In 2003, PPL reached an agreement with the New Jersey DEP and the Pennsylvania DEP that included the shut-down of the two 150 MW coal-fired generating units at the Martins Creek generating facility by September 2007. See "Environmental Matters - Domestic - Air" in Note 14 to the Financial Statements for more information regarding this agreement.

Refer to the "Power Supply" section for additional information regarding the various power plants operated by PPL Generation and to the "Fuel Supply" section for a discussion of fuel requirements and contractual arrangements for fuel.

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

PPL EnergyPlus has executed contracts to provide electricity to PPL Electric sufficient for it to meet its PLR obligation through 2009, at the predetermined capped rates PPL Electric is entitled to charge its customers during this period. This arrangement with PPL Electric accounted for 35% of PPL Energy Supply's operating revenues in 2005. See Note 15 to the Financial Statements for more information concerning these contracts.

PPL EnergyPlus has a PUC license to act as an EGS in Pennsylvania. This license permits PPL EnergyPlus to offer retail electric supply to customers throughout Pennsylvania. In 2005, PPL EnergyPlus was licensed to provide, and provided energy to industrial and commercial customers in Pennsylvania, New Jersey and Montana. PPL EnergyPlus also is licensed to provide energy in Delaware, Maryland, Maine and Massachusetts. PPL EnergyPlus currently is not marketing to residential customers in the competitive marketplace based on economic considerations.

PPL EnergyPlus also develops distributed generation plants on customer sites using technologies such as fuel cells, small turbines, microturbines and reciprocating engines. As of December 31, 2005, a subsidiary of PPL Energy Supply owned approximately 12 MW of installed capacity serving commercial and industrial customers.

PPL Synfuel Investments, LLC, a subsidiary of PPL EnergyPlus, indirectly owns, through its subsidiaries, two production facilities that manufacture synthetic fuel from coal or coal byproducts. PPL receives federal tax credits for these qualified manufactured solid synthetic fuel products. See Note 14 to the Financial Statements for additional information.

PPL Telcom

PPL Telcom, an unregulated subsidiary of PPL Energy Funding, has a fiber optic network and markets available capacity on PPL Electric's fiber optic cables in eastern and central Pennsylvania. Through acquisition and customer-driven demand, the fiber optic network has been extended beyond PPL Electric's service area to include portions of the mid-Atlantic states from northern Virginia to New York. The fiber optic services include point-to-point data transport, high-speed connections among multiple sites and access to national and global fiber networks. PPL Telcom markets its services to customers such as other telecommunications companies, internet service providers and large enterprises that need high-speed data connections between multiple locations. Additionally, PPL Telcom provides engineering, construction and site leasing services to wireless carriers.

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

•	Pennsylvania Delivery Segment -

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

During 2005, about 95% of PPL Electric's operating revenues were derived from regulated electricity deliveries and supply as a PLR. About 5% of 2005 operating revenues were from wholesale sales, primarily the sale to PPL EnergyPlus of power purchased from NUGs. During 2005, about 43% of electricity delivery and PLR revenues were from residential customers, 36% from commercial customers, 20% from industrial customers and 1% from other customer classes.

PPL Electric's transmission facilities are operated as part of PJM, which operates the electric transmission network and electric energy market in the mid-Atlantic and Midwest regions of the U.S. Bulk electricity is transmitted to wholesale users throughout a geographic area including all or part of Delaware, Illinois, Indiana, Kentucky, Maryland, Michigan, New Jersey, North Carolina, Ohio, Pennsylvania, Tennessee, Virginia, West Virginia and the District of Columbia. As of January 1, 2006, PPL Electric became a member of the RFC. The purpose of RFC is to preserve and enhance electric service reliability and security for the interconnected electric systems within its territory and to be a regional entity under the framework of the North America Electric Reliability Council (NERC). RFC's key functions are the development of regional standards for reliable planning and operation of the bulk electric system and non-discriminatory compliance monitoring and enforcement of both NERC and regional standards.

PJM serves as a FERC-approved RTO in order to accommodate greater competition and broader participation in the region. An RTO, like an ISO, is a designation provided by the FERC to a FERC-approved independent entity that operates the transmission system and typically administers a competitive power market. A primary purpose of the RTO/ISO is to separate the operation of, and access to, the transmission grid from PJM electric utilities' generation interests. PJM also administers regional markets for energy, capacity and ancillary services. Electric utilities continue to own the transmission assets, but the RTO/ISO directs the control and operation of the transmission facilities. PPL Electric fully recovers from retail customers the charges that it pays to PJM for transmission-related services. PJM imposes these charges pursuant to its FERC-approved Open Access Transmission Tariff.

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

In November 2004, Pennsylvania enacted the Alternative Energy Portfolio Standards legislation, which requires electric distribution companies, such as PPL Electric, and electric generation suppliers serving retail load to provide 18% of the electricity sold to retail customers in Pennsylvania from alternative sources within 15 years (by 2020). Under this new state legislation, alternative sources include hydro, wind, solar, waste coal, landfill methane and fuel cells. An electric distribution company will pay an alternative compliance payment of $45 for each MWh that it is short of its required alternative energy supply percentage. Since PPL Electric's PLR generation rates are capped through 2009 as described above and the legislation allows for a cost recovery exemption period, PPL Electric will not be subject to the requirements of this legislation until 2010. In that year, PPL Electric will have to supply about 9% of the total amount of electricity it delivers to its PLR customers from alternative energy sources. At this time, PPL Electric cannot predict the impact of this legislation on its future results of operations because the impact will depend on a number of factors that will not be known until 2010, including customer load requirements, PLR contract terms and available alternative energy sources in the market.

PPL Gas Utilities

PPL Gas Utilities was formed in 1946, and PPL acquired the company in 1998. PPL Gas Utilities operates a natural gas distribution and propane business in portions of various counties in Pennsylvania, as well as in a small portion of Maryland and Delaware, providing natural gas and propane services to approximately 110,000 customers. PPL Gas Utilities provides its natural gas services in Pennsylvania subject to the regulatory jurisdiction of the PUC. PPL Gas Utilities also provides intrastate and interstate natural gas storage service from storage fields in Pennsylvania. The intrastate storage service is regulated by the PUC and the interstate storage service is regulated by the FERC. However, by order of the FERC issued in 1992, rates for interstate storage services are the rates set by the PUC for intrastate service. The propane delivery service is not subject to the regulatory jurisdiction of the PUC or the FERC.

•	International Delivery Segment -

Through PPL Global, owns and operates international energy businesses that are focused on the distribution of electricity.

PPL Global provides electricity delivery service to approximately 3.7 million customers in the U.K. and Latin America.

In the U.K., WPD, through indirect wholly owned subsidiaries, operates two electric distribution companies that together serve approximately 2.6 million end-users. WPD delivered 28,884 million kWh of electricity in 2005.

PPL Global also has controlling interests in electric transmission and distribution companies serving customers in Chile, El Salvador and Bolivia. Emel, of which PPL Global owns 95.4%, serves approximately 558,000 customers through subsidiary distribution companies in northern Chile and just south of its headquarters in Santiago, Chile. DelSur, of which PPL Global owns 86.4%, is an electric distribution company headquartered in San Salvador, which serves approximately 277,000 customers in the central and southern regions of El Salvador, including a portion of the city of San Salvador. Elfec, of which PPL Global owns 92.1%, is the second largest electric distribution company in Bolivia, and serves approximately 269,000 customers in the Cochabamba region. In the recent past, Bolivia has experienced political and social unrest. At this time, PPL is unable to predict the potential effect on its Bolivian operations.

PPL Global also has a minority investment in a combined generating and natural gas production facility in Peru. In January 2006, PPL Global entered into an agreement to sell its minority interest in this investment.

In August 2002, PPL Global deconsolidated its 90% equity interest in its Brazilian investment, CEMAR, when ANEEL authorized an administrative intervention and fully assumed operational and financial control of the company. In April 2004, PPL Global sold its investment in CEMAR. See Note 9 to the Financial Statements for additional information on the CEMAR investment.

Seasonality

Demand for and market prices of electricity are affected by weather. As a result, PPL's overall operating results in the future may fluctuate substantially on a seasonal basis, especially when more severe weather conditions such as heat waves or winter storms make such fluctuations more pronounced. The pattern of this fluctuation may change depending on the nature and location of the facilities PPL owns and the terms of the contracts to purchase or sell electricity.

FINANCIAL CONDITION

See PPL's, PPL Energy Supply's and PPL Electric's Management's Discussion and Analysis of Financial Condition and Results of Operations for this information.

CAPITAL EXPENDITURE REQUIREMENTS

See "Financial Condition - Liquidity and Capital Resources" in PPL's, PPL Energy Supply's and PPL Electric's "Management's Discussion and Analysis of Financial Condition and Results of Operations" for information concerning estimated capital expenditure requirements for the years 2006-2010. See Note 14 to the Financial Statements for additional information concerning expected capital expenditures for environmental matters.

COMPETITION

The unregulated businesses and markets in which PPL and its subsidiaries participate are highly competitive. The electric industry has experienced an increase in the level of competition in the energy markets due to federal and state deregulation initiatives. For instance, in 1992, the Energy Act amended the Federal Power Act to provide open access to electric transmission systems for wholesale transactions. In 1996, the Customer Choice Act was enacted in Pennsylvania to restructure the state's electric utility industry in order to create retail access to a competitive market for the generation of electricity. Certain other states in which PPL's subsidiaries operate have also adopted "customer choice" plans to allow customers to choose their electricity supplier. PPL and its subsidiaries believe that competition in deregulated energy markets will continue to be intense. In "Item 1A. Risk Factors," see "We face intense competition in our energy supply business, which may adversely affect our ability to operate profitably," and "If the present trend towards competition is reversed, discontinued or delayed, our business prospects and financial condition could be materially adversely affected" for more information concerning the risks PPL faces with respect to competition in the deregulated energy markets.

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

POWER SUPPLY

PPL Generation's system capacity (winter rating) at December 31, 2005, was:

Plant	Net MW Capacity

Pennsylvania
Nuclear-fueled steam station
Susquehanna	2,120	(a)
Coal-fired steam stations
Montour	1,542
Brunner Island	1,483
Martins Creek	300	(b)
Keystone	211	(c)
Conemaugh	278	(d)
Total coal-fired	3,814
Gas- and oil-fired steam stations
Martins Creek	1,670
Lower Mt. Bethel	582
Total gas- and oil-fired	2,252
Combustion turbines and diesels	451
Hydroelectric	153
Total generating capacity	8,790
Firm purchases
Hydroelectric	140	(e)
Qualifying facilities	295
Total firm purchases	435
Total system capacity - Pennsylvania	9,225

Montana
Coal-fired stations
Colstrip Units 1 & 2	307	(f)
Colstrip Unit 3	222	(g)
Corette	162
Total coal-fired	691
Hydroelectric	576
Total system capacity - Montana	1,267

Illinois
Natural gas-fired station
University Park	540

Arizona
Natural gas-fired station
Griffith	300	(h)

Connecticut
Natural gas-fired station
Wallingford	243

New York
Natural gas- and oil-fired stations
Edgewood and Shoreham	159

Maine
Oil-fired generating station
Wyman Unit 4	52	(i)
Hydroelectric	44	(j)
Total system capacity - Maine	96

Total system capacity - PPL Generation	11,830

(a)	PPL's 90% interest.
(b)	PPL has agreed to shut down the Martins Creek coal-fired units by September 2007. See "Environmental Matters - Domestic - Air" in Note 14 to the Financial Statements for more information.
(c)	PPL's 12.34% interest.
(d)	PPL's 16.25% interest.
(e)	From Safe Harbor Water Power Corporation.
(f)	PPL's 50% leasehold interest.
(g)	PPL's 30% leasehold interest.
(h)	PPL's 50% interest.
(i)	PPL's 8.33% interest.
(j)	Includes PPL's 50% interest in the West Enfield Station.

The capacity of generating units is based upon a number of factors, including the operating experience and physical condition of the units, and may be revised periodically to reflect changed circumstances.

During 2005, PPL Generation's plants generated the following amounts of electricity.

State	Millions of kWh

Pennsylvania	45,449
Montana	8,253
Maine	379
Arizona	341
Illinois	234
New York	209
Connecticut	111
Total	54,976

This generation represented a 2% increase over the output for 2004. Of this generation, 55% of the energy was generated by coal-fired stations, 30% from nuclear operations at the Susquehanna station, 8% from oil/gas-fired stations and 7% from hydroelectric stations.

PPL estimates that, on average, approximately 84% of its expected annual generation output for the period 2006 through 2009 will be sufficient to meet:

•	PPL EnergyPlus' obligation under two contracts to provide electricity for PPL Electric to satisfy its PLR obligation under the Customer Choice Act;
•	PPL EnergyPlus' obligation under two contracts to provide electricity to NorthWestern through June 2007; and
•	other contractual sales to other counterparties for terms of various lengths.

Due to the expiration of the PLR contracts at the end of 2009, PPL currently estimates that approximately 5% of its expected generation output for 2010 is needed to fulfill obligations under its existing power sales contracts.

Consistent with PPL's business strategy noted above, PPL expects that it will enter into new power sales contracts over the next few years as its existing long-term contracts expire. Based on the way in which the wholesale markets have developed over the last several years, PPL expects that these new contracts may be of a shorter duration than the PLR contracts, which at inception had terms of approximately nine years.

See Note 14 to the Financial Statements for more information regarding PPL's wholesale energy commitments and Note 15 for more information regarding the PLR contracts. These contractual arrangements are consistent with, and are an integral part of, PPL's strategy for its energy supply business, which includes the matching of PPL's anticipated energy supply with load, or customer demand, under contracts of varying lengths with creditworthy counterparties, to capture profits while effectively managing PPL's exposure to movements in energy and fuel prices and counterparty credit risk.

FUEL SUPPLY

Coal

Pennsylvania

PPL Coal Supply provides coal to Iris Energy, LLC for the production of synthetic fuel. In 2005, synthetic fuel from Iris Energy provided 57% of the fuel requirements for three Pennsylvania power plants operated by PPL Generation. The contract to provide coal to Iris Energy terminates at the end of 2007. PPL Coal Supply provides the balance of the plants' coal requirements. PPL Coal Supply actively manages its supply base by purchasing coal principally from mines located in central Appalachia and western and central Pennsylvania.

During 2005, PPL Coal Supply purchased about 92% of the coal delivered to PPL Generation's wholly owned Pennsylvania stations under short-term and long-term contracts and obtained 8% through spot market purchases. These contracts provided PPL Coal Supply with about 7.4 million tons of coal. Contracts currently in place are expected to provide approximately 8.1 million tons in 2006. At December 31, 2005, the wholly owned Pennsylvania plants had sufficient supply for about 39 days of operations. The amount of coal in inventory varies from time to time depending on market conditions and plant operations.

Also at December 31, 2005, a PPL Generation subsidiary owned a 12.34% interest in the Keystone station and a 16.25% interest in the Conemaugh station. The owners of the Keystone station have a long-term contract with a synthetic fuel supplier to provide up to 4.3 million tons in 2006. This contract terminates at the end of 2007. The Keystone station contracts with Keystone Fuels, LLC for the balance of its requirements. The owners of the Conemaugh station have a long-term contract with a synthetic fuel supplier to provide a minimum of 2.4 million tons through 2007. The balance of the Conemaugh station requirements is purchased under contract from Conemaugh Fuels, LLC.

Montana

PPL Montana has a 50% leasehold interest in Colstrip Units 1 and 2, and a 30% leasehold interest in Colstrip Unit 3. PPL Montana is party to contracts to purchase 100% of its coal requirements with defined quality characteristics and specifications. The coal supply contract for Units 1 and 2 is in effect through December 31, 2009. The coal supply contract for Unit 3 is in effect through December 31, 2019.

Coal supply contracts are in place to purchase low-sulfur coal with defined quality characteristics and specifications for PPL Montana's Corette station. The contracts supplied 100% of the plant coal requirements in 2005. Similar contracts are currently in place to supply 100% of the expected coal requirements through 2008.

Oil and Natural Gas

PPL Generation's Martins Creek Units 3 and 4 burn both oil and natural gas. PPL EnergyPlus is responsible for procuring the oil and natural gas supply for all PPL Generation operations. During 2005, 100% of the physical oil requirements for the Martins Creek units were purchased on the spot market. As of December 31, 2005, PPL EnergyPlus had no long-term agreements for these oil requirements.

As of December 31, 2005, there were no long-term delivery or supply agreements to purchase natural gas for University Park.

PPL EnergyPlus has a long-term contract for approximately 40% of the expected pipeline transportation requirements of the Wallingford facility, but has no long-term supply agreement to purchase natural gas.

PPL EnergyPlus has a long-term contract for approximately 45% of the expected pipeline transportation requirements of the Griffith facility, but has no long-term supply agreement to purchase natural gas.

PPL EnergyPlus has a short-term and long-term gas transportation contract in place for approximately 30% of the maximum daily requirements of the Lower Mt. Bethel facility, but has no long-term supply agreement to purchase natural gas.

Nuclear

The nuclear fuel cycle consists of several material and service components: the mining and milling of uranium ore to produce uranium concentrates; the conversion of these concentrates into uranium hexafluoride, a gas component; the enrichment of the hexafluoride gas; the fabrication of fuel assemblies for insertion and use in the reactor core; and the temporary storage and final disposal of spent nuclear fuel.

PPL Susquehanna has in effect a portfolio of supply contracts, with varying expiration dates, for nuclear fuel materials and services. These contracts are expected to provide sufficient fuel to permit Unit 1 to operate into the first quarter of 2010 and Unit 2 to operate into the first quarter of 2011. PPL Susquehanna anticipates entering into additional contracts to ensure continued operation of the nuclear units.

Federal law requires the federal government to provide for the permanent disposal of commercial spent nuclear fuel. Under the Nuclear Waste Policy Act (NWPA), the DOE initiated an analysis of a site in Nevada for a permanent nuclear waste repository. There is no definitive date by which this repository will be operational. As a result, it was necessary to expand Susquehanna's on-site spent fuel storage capacity. To support this expansion, PPL Susquehanna contracted for the design and construction of a spent fuel storage facility employing dry cask fuel storage technology. The facility is modular, so that additional storage capacity can be added as needed. The facility began receiving spent nuclear fuel in 1999. PPL Susquehanna estimates that there is sufficient storage capacity in the spent nuclear fuel pools and the on-site spent fuel storage facility at Susquehanna to accommodate spent fuel discharged through approximately 2017, under current operating conditions. If necessary, the on-site spent fuel storage facility can be expanded, assuming appropriate regulatory approvals are obtained, such that, together, the spent fuel pools and the expanded dry fuel storage facility will accommodate all of the spent fuel expected to be discharged through the current licensed life of the plant.

In 2002, President Bush approved the Congressional override of a veto by the State of Nevada, designating Yucca Mountain, Nevada as the site for development of a permanent repository for high-level radioactive waste. The next step is for the DOE to submit a license application to the NRC to build and then operate the Yucca Mountain repository. The DOE has not announced a date when that license application will be submitted.

In 1996, the U.S. Court of Appeals for the District of Columbia Circuit ruled that the NWPA imposed on DOE an unconditional obligation to begin accepting spent nuclear fuel on or before January 31, 1998. In 1997, the Court ruled that the contracts between the utilities and the DOE provide a potentially adequate remedy if the DOE failed to begin disposal of spent nuclear fuel by January 31, 1998. The DOE did not, in fact, begin to dispose of spent nuclear fuel on that date. The DOE continues to contest claims that its breach of contract resulted in recoverable damages. On January 22, 2004, PPL Susquehanna filed suit in the U.S. Court of Federal Claims for unspecified damages suffered as a result of the DOE's breach of its contract to accept and dispose of spent nuclear fuel. PPL Susquehanna's lawsuit currently remains stayed, pending developments in lawsuits filed by other plaintiffs. PPL cannot predict the outcome of these proceedings.

ENVIRONMENTAL MATTERS

Certain PPL subsidiaries, including PPL Electric and PPL Generation subsidiaries, are subject to certain present and developing federal, regional, state and local laws and regulations with respect to air and water quality, land use and other environmental matters. See PPL's and PPL Energy Supply's "Financial Condition - Liquidity and Capital Resources" in Management's Discussion and Analysis of Financial Condition and Results of Operations for information concerning environmental expenditures during 2005 and their estimate of those expenditures during the years 2006-2010. Certain environmental laws, regulations and developments that may have a substantial impact on PPL are discussed below. See "Environmental Matters" in Note 14 to the Financial Statements for information regarding these laws and regulations and the status of PPL's and its subsidiaries compliance and remediation activities, as well as legal and regulatory proceedings, involving PPL and its subsidiaries.

Air

The Clean Air Act includes, among other things, provisions that: (a) restrict the construction of, and revise the performance standards for, new and substantially modified coal-fired and oil-fired generating stations; and (b) authorize the EPA to impose substantial noncompliance penalties of up to $32,500 per day of violation for each facility found to be in violation of the requirements of an applicable state implementation plan. The state agencies administer the EPA's air quality regulations through the state implementation plans and have concurrent authority to impose penalties for non-compliance.

In 2005, the EPA finalized its Clean Air Interstate Rule (CAIR) requiring substantial reductions for sulfur dioxide and nitrogen oxide emissions in 28 midwestern and eastern states, including Pennsylvania. Pursuant to a separate rule finalized in 2005, the EPA is requiring mercury reductions nationwide. Pennsylvania and Montana, where PPL owns coal-fired electric generating units, are considering mercury regulations more stringent than the federal rule, and Pennsylvania is considering an initiative by the Ozone Transport Commission that would be more stringent than the CAIR. In addition, there is mounting pressure from various states and environmental groups and at the federal level for mandatory carbon dioxide reductions. For example, several states have already passed legislation capping carbon emissions and bills have been introduced at the federal level proposing mandatory reductions. Also in 2005, seven northeast states (excluding Pennsylvania) signed a Memorandum of Understanding establishing a mandatory cap and trade program to stabilize and then reduce carbon dioxide emissions from their electric generating plants. It is not yet clear whether this program or a similar program will be extended to or adopted by Pennsylvania.

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

PPL Susquehanna operates Units 1 and 2 pursuant to NRC operating licenses. PPL Susquehanna intends to file with the NRC in 2006 for license renewals for each of the Susquehanna units to extend their expirations by 20 years, from 2022 to 2042 for Unit 1 and from 2024 to 2044 for Unit 2.

PPL Holtwood operates the Holtwood hydroelectric generating station pursuant to a license renewed by the FERC in 1980 and expiring in 2014. PPL Holtwood operates the Wallenpaupack hydroelectric generating station pursuant to a license renewed by the FERC in 2005 and expiring in 2044. PPL Holtwood also owns one-third of the capital stock of Safe Harbor Water Power Corporation (Safe Harbor), which holds a project license that extends the operation of its hydroelectric generating station until 2030. The total capacity of the Safe Harbor generating station is 418 MW, and PPL Holtwood is entitled by contract to one-third of the total capacity.

The 11 hydroelectric facilities and one storage reservoir purchased from Montana Power in 1999 are licensed by the FERC. These licenses expire periodically, and the generating facilities must be relicensed at such times. The FERC license for the Mystic facility expires in 2009; the Thompson Falls and Kerr licenses expire in 2025 and 2035, respectively; and the licenses for the nine Missouri-Madison facilities expire in 2040. PPL Montana currently is working to have the Mystic facility relicensed.

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

WPD operates under distribution licenses granted, and price controls set, by Ofgem. The price control formula that governs WPD's allowed revenue is normally determined every five years. The most recent review was completed in late-2004, and new prices became effective April 1, 2005.

Emel is subject to regulated maximum tariffs set by Chile's National Energy Commission. The components of the distribution tariffs are energy and capacity prices, a transmission surcharge and the value added on account of distribution costs (VAD). The VAD includes a targeted return on invested capital of 10% per year. The energy and capacity prices are a direct pass-through to regulated customers of the energy charge that Emel pays to the generation companies. The tariffs are calculated every four years. The most recent tariff review was completed and revised rates became effective as of November 2004.

DelSur is subject to regulated maximum tariffs set by El Salvador's General Superintendent of Electricity and Telecommunications. The three components of the distribution tariff are an energy price, a commercialization charge and a distribution charge. DelSur's tariff specifies the energy price as a trailing six-month average of the spot market price. The tariffs are calculated every five years and are adjusted for inflation on January 1 of each year. The next comprehensive tariff review will take place in 2007 and be effective in 2008.

Elfec is subject to regulated maximum tariffs set by Bolivia's Superintendent of Electricity. Tariffs are calculated every four years based on the trailing three-year average of the equity returns from companies listed in the Dow Jones Utility Index. Tariffs are adjusted on a monthly basis for local inflation and every six months to reflect any changes in the energy node prices, which is a pass-through to regulated customers of the energy charge that Elfec pays to generation companies. The tariffs are calculated every four years. The most recent tariff review was completed in January 2004 and new prices became effective at that time.

EMPLOYEE RELATIONS

As of December 31, 2005, PPL and its subsidiaries had the following full-time employees.

PPL Energy Supply
PPL Generation	2,582
PPL EnergyPlus	1,955	(a)
PPL Global
Domestic	13
International	3,794	(b)
Total PPL Energy Supply	8,344
PPL Electric	2,239
PPL Gas Utilities	381
PPL Services & Other	1,312
Total PPL	12,276

(a)	Includes union employees of mechanical contracting subsidiaries, which tend to fluctuate due to the nature of their business.
(b)	Includes employees of WPD and PPL Global's consolidated subsidiaries in Latin America.

Approximately 60%, or 5,076, of PPL's domestic workforce are members of labor unions, with four IBEW locals representing 3,579 employees. The other unions primarily represent employees of the mechanical contractors and gas utility employees in Pennsylvania. The bargaining agreement with the largest union was negotiated in May 2002 and expires in May 2006. Eight four-year contracts with smaller gas utility locals in Pennsylvania were negotiated in 2003. In June 2004, the IBEW representing approximately 240 employees at the Montana Colstrip power plant approved a new four-year labor agreement expiring in June 2008. In April 2005, a three-year contract expiring in April 2008 was negotiated with an IBEW local in Montana that represents approximately 80 employees at the hydroelectric facility and at the Corette plant.

Approximately 79%, or 2,997, of PPL's international workforce are members of labor unions. WPD employs the majority of the international workforce. WPD recognizes five unions, the largest of which represents 37% of union members. WPD has two employment agreements that are negotiated with the unions. The largest agreement, the Electricity Business Agreement, covers 2,037 union employees; it may be amended by agreement between WPD and the unions and is terminable with 12 months notice by either side.

PPL's Latin American subsidiaries have 879 union employees that are represented by 12 unions. Emel and DelSur have agreements in place until 2006. Annually, Elfec negotiates adjustments to its compensation and benefits.

AVAILABLE INFORMATION

PPL's Internet Web site is www.pplweb.com. On the Investor Center page of that Web site, PPL provides access to all SEC filings of PPL registrants free of charge, as soon as reasonably practicable after filing with the SEC. Additionally, PPL registrants' filings are available at the SEC's Web site (www.sec.gov) and at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549, or by calling 1-800-SEC-0330.

ITEM 1A. RISK FACTORS

PPL, PPL Energy Supply and PPL Electric face various risks associated with their businesses. While we have tried to identify below the risks we currently consider material, these risks are not the only risks that we face. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations. Our businesses, financial condition, cash flows or results of operations could be materially adversely affected by any of these risks. In addition, this report also contains forward-looking and other statements that involve a number of risks and uncertainties. See "Forward-Looking Information," "Item 1. Business," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 14 to the Financial Statements for more information concerning the risks described below and for other risks, uncertainties and factors that could impact our businesses and financial results.

As used in this Item 1A., the terms "we," "our" and "us" generally refer to PPL and its consolidated subsidiaries taken as a whole, or to PPL Energy Supply and its consolidated subsidiaries taken as a whole within the Supply and International Delivery segment discussions, or PPL Electric and its consolidated subsidiaries taken as a whole within the Pennsylvania Delivery segment discussion.

Risks Related to Supply Segment

(PPL and PPL Energy Supply)

Adverse changes in commodity prices and related costs may decrease our future energy margins, which could adversely affect our earnings and cash flows.

Our energy margins, or the amount by which our revenues from the sale of power exceed our costs of supplying power, are impacted by changes in the market prices for electricity, as well as fluctuations in fuel prices, fuel transportation costs, electricity transmission and related congestion charges and other costs. Unlike most other commodities, electric power cannot be stored and must be produced at the time of use. As a result, the wholesale market prices for electricity may fluctuate substantially over relatively short periods of time and can be unpredictable. Among the factors that can influence such prices are:

•	demand for electricity and additional supplies of electricity available from current or new generation resources;
•	variable production costs, primarily fuel (and the associated fuel transportation costs) and emission allowance expense, for the generation resources used to meet the demand for electricity;
•	capacity and transmission service into, or out of, markets served;
•	changes in the regulatory framework for wholesale power markets;
•	liquidity in the general wholesale electricity market; and
•	weather conditions impacting demand for electricity or the facilities necessary to deliver electricity.

See Exhibit 99(b) for more information concerning the market fluctuations in wholesale energy, fuel and emission allowance prices over the past five years.

Whether we decide to, or are able to, continue to enter into or renew long-term power sales and fuel purchase and fuel transportation agreements in order to mitigate market price and supply risk may affect our earnings.

A substantial portion of our anticipated generation production currently is committed under long-term power sales agreements that include fixed prices for our electric power. We also enter into long-term fuel purchase and fuel transportation agreements that include fixed prices. Whether we decide to, or are able to, continue to enter into such agreements or renew existing agreements and the market conditions at that time will affect our financial performance. For instance, in the absence of long-term power sales agreements, we would sell the energy, capacity and other products from our facilities into the competitive wholesale power markets under contracts of shorter duration at then-current market prices. Although the current forward prices for electricity significantly exceed the prices available under our current long-term power sales agreements, this situation may not continue. In addition, if we do not secure or maintain favorable long-term fuel purchase and fuel transportation agreements for our power generation facilities, our fuel costs (and the associated fuel transportation costs) could exceed the revenues that we derive from our energy sales. Given the volatility and potential for material differences between actual electricity prices and fuel and other costs, if we do not secure or maintain long-term electricity sales and fuel purchase and fuel transportation agreements, our margins will be subject to increased volatility and, depending on future electricity and fuel costs (and the associated fuel transportation costs), our financial results may be materially adversely affected.

Disruptions in our fuel supplies could occur, which could adversely affect our ability to operate our generation facilities.

We purchase fuel from a number of suppliers. Disruption in the delivery of fuel, including disruptions as a result of weather, transportation difficulties, labor relations or environmental regulations affecting our fuel suppliers, could adversely affect our ability to operate our facilities, which could result in lower sales and/or higher costs and thereby adversely affect our results of operations.

Our generation facilities may not operate as planned, which may increase our expenses or decrease our revenues and, thus, have an adverse effect on our financial performance.

Our ability to manage operational risk with respect to our generation plants is critical to our financial performance. Operation of our power plants at expected capacity levels involves many risks, including the breakdown or failure of equipment or processes, accidents, labor disputes and fuel interruption. In addition, weather and natural disasters can disrupt our generation plants. Weather conditions also have a direct impact on the river flows required to operate our hydroelectric plants at expected capacity levels. Depending on the timing and duration of both planned and unplanned complete or partial outages at our power plants (in particular, if such outages are during peak periods or during periods of, or caused by, severe weather), our revenues from energy sales could be significantly decreased and our expenses significantly increased, and we could be required to purchase power at then-current market prices to satisfy our energy sales commitments or, in the alternative, pay penalties and damages for our failure to satisfy them. While we have been successful in the past several years in increasing fleet-wide equivalent availability (i.e., the percentage of time in a year that a generating unit is capable of producing power) from the low 80% range to over 90%, many of our generating units are reaching mid-life, and we are faced with the potential for outages of longer duration to accommodate significant investments in major component replacements.

Changes in technology may impair the value of our power plants.

A basic premise of our business is that generating electricity at central power plants achieves economies of scale and produces electricity at a relatively low price. There are other technologies for producing electricity, most notably fuel cells, microturbines, windmills and photovoltaic (solar) cells. Research and development activities are ongoing to seek improvements in the alternate technologies. It is possible that advances will reduce the cost of alternate methods of electric production to a level that is equal to or below that of most central station electric production. If this were to happen, the value of our generation facilities may be significantly impaired.

We rely on transmission and distribution assets that we do not own or control to deliver our wholesale electricity and natural gas. If transmission is disrupted, or not operated efficiently, or if capacity is inadequate, our ability to sell and deliver power may be hindered.

We depend on transmission and distribution facilities owned and operated by utilities and other energy companies to deliver the electricity and natural gas we sell to the wholesale market, as well as the natural gas we purchase for use in our electric generation facilities. If transmission is disrupted (as a result of weather, natural disasters or other reasons) or not operated efficiently by ISOs, in applicable markets, or if capacity is inadequate, our ability to sell and deliver products and satisfy our contractual obligations may be hindered, or we may be unable to sell products on the most favorable terms.

The FERC has issued regulations that require wholesale electric transmission services to be offered on an open-access, non-discriminatory basis. Although these regulations are designed to encourage competition in wholesale market transactions for electricity, there is the potential that fair and equal access to transmission systems will not be available or that sufficient transmission capacity will not be available to transmit electricity as we desire. We cannot predict the timing of industry changes as a result of these initiatives or the adequacy of transmission facilities in specific markets or whether ISOs in applicable markets will operate the transmission networks, and provide related services, efficiently.

The PLR contracts do not provide for a specific level of supply, and demand significantly below or above our forecasts could adversely affect our energy margins.

PPL Electric has agreed to provide electricity supply to its PLR customers at predetermined capped rates through 2009 and has entered into PUC-approved, full requirements energy supply agreements with PPL EnergyPlus at the rates PPL Electric is entitled to charge its PLR customers in order to fulfill its PLR obligation. If PPL Electric's customers obtain electricity from alternate suppliers, which they are entitled to do at any time, PPL EnergyPlus' sales of electricity under the PLR contracts may decrease.

Alternatively, demand that we satisfy pursuant to the PLR contracts could increase as a result of severe weather conditions, economic development or other reasons over which we have no control. We satisfy our electricity supply obligations through a portfolio approach of providing electricity from our generation assets, contractual relationships and market purchases. At December 31, 2005, the PLR requirements required over 70% of the normal operating capacity of our existing Pennsylvania generation assets. A significant increase in demand would adversely affect our energy margins because we are required under the terms of the PLR contracts to provide the energy supply to fulfill this increased demand at the capped rates, which we expect to remain significantly below the wholesale prices at which we would have to purchase the additional supply if needed or, if we had available capacity, the prices at which we could otherwise sell the additional supply. Accordingly, any significant increase in demand could have a material adverse effect on our results of operations or financial position.

PPL Electric's PLR obligation after 2009 will be determined by the PUC pursuant to rules that have not yet been promulgated. While regulations governing PLR obligations after 2009 have been proposed for comment by the PUC, at this time, we cannot predict the content of the final regulations, including whether they will include requirements regarding the length, pricing or other terms of PLR contracts, or when the regulations will be finalized. We also cannot predict the extent to which PPL EnergyPlus will sell power to PPL Electric after 2009.

We face intense competition in our energy supply business, which may adversely affect our ability to operate profitably.

Unlike our regulated delivery businesses, our energy supply business is not assured of any rate of return on our capital investments through predetermined rates, and our revenues and results of operations are dependent on our ability to operate in a competitive environment. We expect the deregulated electricity markets to continue to be competitive. Competition is impacted by electricity and fuel prices, new market entrants, construction by others of generating assets, technological advances in power generation, the actions of regulatory authorities and other factors. These competitive factors may negatively impact our ability to sell energy and related products and the prices which we may charge for such products, which could adversely affect our results of operations and our ability to grow our business.

Following the expiration of our existing long-term power sales agreements, we currently expect to sell a significant portion of our available capacity into the competitive wholesale markets through contracts of shorter duration. Competition in the wholesale power markets will occur principally on the basis of the price of products and, to a lesser extent, on the basis of reliability and availability. We expect the commencement of commercial operation of new electric facilities in the regional markets where we own or control generation capacity will continue to increase the competitiveness of the wholesale electricity market in those regions, which could have a material adverse effect on the prices we receive for electricity.

We also face competition in the wholesale markets for electricity capacity and ancillary services. We primarily compete with other electricity merchants based on our ability to aggregate supplies at competitive prices from different sources and to efficiently utilize transportation from third-party pipelines and transmission from electric utilities and ISOs. We also compete against other energy marketers on the basis of relative financial condition and access to credit sources, and many of our competitors have greater financial resources than we have.

Competitors in the wholesale power markets in which PPL Generation subsidiaries and PPL EnergyPlus operate include regulated utilities, industrial companies, non-utility generators and unregulated subsidiaries of regulated utilities. In the past, PUHCA significantly restricted mergers and acquisitions and other investments in the electric utility sector. Entirely new competitors, including financial institutions, may enter the energy markets as a result of the recent repeal of PUHCA. The repeal of PUHCA also may lead to consolidation in our industry, resulting in competitors with significantly greater financial resources than we have.

If the present trend towards competitive markets is reversed, discontinued or delayed, our business prospects and financial condition could be materially adversely affected.

Some deregulated electricity markets have experienced supply problems and price volatility. In some of these markets, government agencies and other interested parties have made proposals to delay market restructuring or even re-regulate areas of these markets that have previously been deregulated. For example, in 2001, the FERC instituted a series of price controls designed to mitigate (or cap) prices in the entire western U.S. to address the extreme volatility in the California electricity markets. These price controls have had the effect of significantly lowering spot and forward electricity prices in the western market. In addition, the independent system operators, or ISOs, that oversee the transmission systems in certain wholesale electricity markets have from time to time been authorized to impose price limitations and other mechanisms to address volatility in the power markets. These types of price limitations and other mechanisms may reduce the profits that our wholesale power marketing and trading business would have realized based on competitive market conditions absent such limitations and mechanisms. Although we expect the deregulated electricity markets to continue to be competitive, other proposals to re-regulate our industry may be made, and legislative or other action affecting the electric power restructuring process may cause the process to be delayed, discontinued or reversed in the states in which we currently, or may in the future, operate.

We are exposed to operational, price and credit risks associated with selling and marketing products in the wholesale electricity markets.

We purchase and sell electricity at the wholesale level under market-based tariffs authorized by the FERC throughout the United States and also enter into short-term agreements to market available electricity and capacity from our generation assets with the expectation of profiting from market price fluctuations. If we are unable to deliver firm capacity and electricity under these agreements, we could be required to pay damages. These damages would generally be based on the difference between the market price to acquire replacement capacity or electricity and the contract price of the undelivered capacity or electricity. Depending on price volatility in the wholesale electricity markets, such damages could be significant. Extreme weather conditions, unplanned generation facility outages, transmissions disruptions, and other factors could affect our ability to meet our obligations, or cause significant increases in the market price of replacement capacity and electricity.

In addition, our power agreements typically include provisions requiring us to post collateral for the benefit of the counterparties if the market price of energy varies from the contract prices by certain thresholds. At December 31, 2005, we posted $540 million of collateral, in the form of letters of credit, under these contracts. Although we currently believe that we have sufficient liquidity facilities to fulfill our potential collateral obligations under these contracts, we have increased over the past two years our available liquidity facilities (from $1.1 billion at December 31, 2004 to $2.4 billion at December 31, 2005) to satisfy these collateral obligations and to maintain our credit ratings due, in significant part, to the potential collateral requirements under these contracts.

We also face credit risk that parties with whom we contract will default in their performance, in which case we may have to sell our electricity into a lower-priced market or make purchases in a higher priced market than existed at the time of contract. We attempt to mitigate these risks through various means, including through agreements that require our counterparties to post collateral for our benefit if the market price of energy varies from the contract prices beyond certain thresholds. However, there can be no assurance that we will avoid counterparty non-performance. Counterparty non-performance could adversely impact our ability to fully meet our obligations to other parties, which could in turn subject us to claims for damages.

We do not always hedge against risks associated with electricity and fuel price volatility.

We attempt to mitigate risks associated with satisfying our contractual electricity sales arrangements by reserving generation capacity to deliver electricity to satisfy our net firm sales contracts. We also routinely enter into contracts, such as fuel and electricity purchase and sale commitments, to hedge our exposure to weather conditions, fuel requirements and other electricity-related commodities. However, based on economic and other considerations, we may not hedge the entire exposure of our operations from commodity price volatility. To the extent we do not hedge against commodity price volatility, our results of operations and financial position may be adversely affected.

Our risk management policy and programs relating to electricity and fuel prices, interest rates, foreign currency and counterparties, may not work as planned, and we may suffer economic losses despite such programs.

We actively manage the market risk inherent in our electricity and fuel, debt, foreign currency and counterparty credit positions. We have implemented procedures to enhance and monitor compliance with our risk management policy and programs, including validation of transaction and market prices, verification of risk and transaction limits, sensitivity analyses and daily portfolio reporting of various risk measurement metrics. Nonetheless, adverse changes in electricity and fuel prices, interest rates, foreign currency exchange rates and counterparty credit exposures may result in losses in our earnings or cash flows and adversely affect our balance sheet.

Our risk management programs may not work as planned. For instance, actual electricity and fuel prices may be significantly different or more volatile than the historical trends and assumptions upon which we based our risk management positions. Similarly, interest rates or foreign currency exchange rates could change in significant ways that our risk management procedures were not set up to address. As a result, we cannot always predict the impact that our risk management decisions may have on us if actual events lead to greater losses or costs than our risk management positions were intended to hedge. If our risk management positions are ineffective in this way, we could be subject to mark-to-market accounting with respect to certain of our risk management contracts, which could lead to significant volatility in our earnings and our balance sheet.

In addition, our trading, marketing and risk management activities are exposed to the credit risk that counterparties that owe us money, electricity or fuel will breach their obligations. We have established a risk management policy and programs, including credit risk programs, to evaluate counterparty credit risk. However, if counterparties to these arrangements fail to perform, we may be forced to enter into alternative arrangements at then-current market prices. In that event, our financial results are likely to be adversely affected.

Despite federal and state deregulation initiatives, our supply business is still subject to extensive regulation, which may increase our costs, reduce our revenues, or prevent or delay operation of our facilities.

Our U.S. generation subsidiaries sell electricity into the wholesale market. Generally, our generation subsidiaries and our marketing subsidiaries are subject to regulation by the FERC. The FERC has authorized us to sell generation from our facilities and power from our marketing subsidiaries at market-based prices. The FERC retains the authority to modify or withdraw our market-based rate authority and to impose "cost of service" rates if it determines that the market is not workably competitive, that we possess market power or that we are not charging just and reasonable rates. See "Item 3. Legal Proceedings - FERC Market-Based Rate Authority," for the status of FERC's review of our Western market-based rate filing for PPL Montana. Any reduction by the FERC in the rates we may receive or any unfavorable regulation of our business by state regulators could materially adversely affect our results of operations.

In addition, the acquisition, ownership and operation of electricity generation facilities require numerous permits, approvals, licenses and certificates from federal, state and local governmental agencies. We may not be able to obtain or maintain all required regulatory approvals. If there is a delay in obtaining any required regulatory approvals or if we fail to obtain or maintain any required approval or fail to comply with any applicable law or regulation, the operation of our assets and our sales of electricity could be prevented or delayed or become subject to additional costs.

Our costs to comply with existing and new environmental laws are expected to continue to be significant, and we plan to incur significant capital expenditures on pollution control measures that, if delayed, would adversely affect our profitability and liquidity.

Our business is subject to extensive federal, state and local statutes, rules and regulations relating to environmental protection. To comply with existing and future environmental requirements and as a result of voluntary pollution control measures we may take, we expect to spend substantial amounts in the future on environmental control and compliance. For example, as a result of existing and recently-enacted federal environmental laws and regulations governing air emissions from coal-burning plants (in particular, sulfur dioxide, nitrogen oxide and mercury emissions), as of December 31, 2005, we planned to spend about $1.5 billion from 2005 through 2010 to install pollution control equipment at certain of our coal plants.

With respect to sulfur dioxide emission reduction, based on expected levels of generation, emission allowance shortfalls that would otherwise occur without significant purchases of allowances and projected emission allowance prices, we have determined that it is more economic to install sulfur dioxide scrubbers at certain of our plants rather than purchase necessary allowances in order to meet environmental requirements. Specifically, we plan to install scrubbers at our Montour Units 1 and 2 and Brunner Island Unit 3 by 2008 and at our Brunner Island Units 1 and 2 during 2009. Following the installation of the scrubbers, we expect to have excess emission allowances that we could sell at then-current market prices. Any significant delay in our installation of these scrubbers would adversely affect our profitability and liquidity, since we would be required to purchase rather than sell emission allowances.

There also is growing concern nationally and internationally about carbon dioxide and other greenhouse gas emissions (including concern about global warming). Further, many states and environmental groups have also challenged certain of the federal laws and regulations relating to air emissions as not being sufficiently strict. As a result, it is possible that state and federal regulations will be developed that will impose more stringent limitations on emissions than are currently in effect.

We may not be able to obtain or maintain all environmental regulatory approvals necessary for our planned capital projects or which are otherwise necessary to our business. If there is a delay in obtaining any required environmental regulatory approval or if we fail to obtain, maintain or comply with any such approval, operations at our affected facilities could be halted or subjected to additional costs. Further, at some of our older facilities it may be uneconomical for us to install the necessary equipment, which may cause us to shut down those generation units.

We are subject to the risks of nuclear generation, including the risk that our Susquehanna nuclear plant could become subject to revised security or safety requirements that would increase our capital and operating expenditures, and uncertainties associated with decommissioning our plant at the end of its licensed life.

Nuclear generation accounted for about 30% of our 2005 generation output. The risks of nuclear generation generally include:

•	the potential harmful effects on the environment and human health resulting from the operation of nuclear facilities and the storage, handling and disposal of radioactive materials;
•	limitations on the amounts and types of insurance commercially available to cover losses and liabilities that might arise in connection with nuclear operations; and
•	uncertainties with respect to the technological and financial aspects of decommissioning nuclear plants at the end of their licensed lives.

The NRC has broad authority under federal law to impose licensing requirements, as well as security-related and safety-related requirements for the operation of nuclear generation facilities. In the event of non-compliance, the NRC has the authority to impose fines or shut down a unit, or both, depending upon its assessment of the severity of the situation, until compliance is achieved. In addition, revised security or safety requirements promulgated by the NRC could necessitate substantial capital or operating expenditures at our Susquehanna nuclear plant. In addition, although we have no reason to anticipate a serious nuclear incident at our Susquehanna plant, if an incident did occur, any resulting operational loss, damages and injuries could have a material adverse effect on our results of operations, cash flows or financial condition.

A continued increase in the price of crude oil could result in a phase-out of the significant tax credits that we receive based on our production and sale of synthetic fuel and a reduction in the availability of synthetic fuel that we purchase from unaffiliated third parties, which could adversely affect our results of operations and cash flows.

We have interests in two synthetic fuel facilities and receive tax credits pursuant to Section 29 of the Internal Revenue Code based on our sale of synthetic fuel to unaffiliated third-party purchasers. We also purchase synthetic fuel from unaffiliated third parties, at prices below the market price of coal, for use at our coal-fired power plants. The availability of the Section 29 tax credits is scheduled to expire after 2007. In addition, Section 29 provides for the phase-out of the tax credit when the average reference price for crude oil, as adjusted for inflation, falls within a certain range, and the tax credits are completely eliminated if the reference price exceeds the phase-out range. We do not expect any phase-out for 2005, but we cannot predict whether these credits will be phased out for 2006 or 2007, or the inflation for these years that affects the determination of the phase-out range of the tax credit. We have entered into economic hedge transactions that will serve to mitigate some of the earnings and cash flow impact that increases in crude oil prices for 2006 and 2007 within the phase-out range would have on our synthetic fuel operations. However, if the price of crude oil remains at or increases above current levels, we expect to experience a significant reduction in our synthetic fuel tax credits, which would adversely affect our results of operations and cash flows for those years. Based on forecast oil prices and other market factors for 2006 and 2007, we will evaluate our synthetic fuel production levels and operations. Furthermore, the suppliers of synthetic fuel to our coal-fired plants could decide to cease or reduce their synthetic fuel operations as a result of the impact of higher crude oil prices on their tax credits, requiring us to seek alternative synthetic fuel supply or to meet our supply needs with coal, which would significantly increase our fuel costs.

Risks Related to International Delivery Segment

(PPL and PPL Energy Supply)

Our international delivery businesses also are subject to risks with respect to rate-regulation and operational performance.

Like our Pennsylvania delivery businesses, our international delivery businesses are rate-regulated. In addition, their ability to manage operational risk is critical to their financial performance. Accordingly, these businesses are subject to the same risks as those described below "Risks Related to Pennsylvania Delivery Segment."

Our international delivery businesses expose us to risks related to laws of other countries, taxes, economic conditions, fluctuations in foreign currency exchange rates, political and social conditions and policies of foreign governments. These risks may reduce our results of operations from our delivery businesses.

The acquisition, financing, development and operation of projects outside of the United States entail significant financial risks, which vary by country, including:

•	changes in foreign laws or regulations relating to foreign operations, including tax laws and regulations;
•	changes in United States laws related to foreign operations, including tax laws and regulations;
•	changes in government policies, personnel or approval requirements;
•	changes in general economic conditions affecting each country;
•	regulatory reviews of tariffs for local distribution companies;
•	severe weather and natural disaster impacts on the electric sector and our assets in each country;
•	material increases in the cost of generation supply for our local distribution customers;
•	changes in labor relations in foreign operations;
•	limitations on foreign investment or ownership of projects and returns or distributions to foreign investors;
•	limitations on ability of foreign companies to borrow money from foreign lenders and lack of local capital or loans;
•
fluctuations in currency exchange rates and difficulty in converting our foreign funds to U.S. dollars, which can increase our expenses and/or impair our ability to meet such expenses, and difficulty moving funds out of the country in which the funds were earned;

•	limitations on ability to import or export property and equipment;
•	compliance with United States foreign corrupt practices laws;
•	political instability and civil unrest; and
•	expropriation and confiscation of assets and facilities.

Our international operations are subject to regulation by various foreign governments and regulatory authorities. The laws and regulations of some countries may limit our ability to hold a majority interest in some of the projects that we may develop or acquire, thus limiting our ability to control the development, construction and operation of those projects. In addition, the legal environment in foreign countries in which we currently own assets or projects or may develop projects in the future could make it more difficult for us to enforce our rights under agreements relating to such projects. Our international projects also may be subject to risks of being delayed, suspended or terminated by the applicable foreign governments or may be subject to risks of contract invalidation by commercial or governmental entities.

Despite contractual or other protections we have against many of these risks for our international operations or potential investments in the future, our actual results and the value of our investments may be adversely affected by the occurrence of any of these events.

Risks Related to Pennsylvania Delivery Segment

(PPL and PPL Electric)

Regulators may not approve the rates we request.

Our Pennsylvania delivery businesses are rate-regulated. While such regulation is generally premised on the recovery of prudently incurred costs and a reasonable rate of return on invested capital, the rates that we may charge our delivery customers are subject to authorization of the applicable regulatory authorities, and there is no guarantee that the rates authorized by regulators will match our actual costs or provide a particular return on invested capital at any given time.

Our transmission and distribution facilities may not operate as planned, which may increase our expenses or decrease our revenues and, thus, have an adverse effect on our financial performance.

Our ability to manage operational risk with respect to our transmission and distribution systems is critical to the financial performance of our delivery business. Our delivery business also faces several risks, including the breakdown or failure of or damage to equipment or processes (especially due to severe weather or natural disasters), accidents and labor disputes. Operation of our delivery systems below our expectations may result in lost revenues or increased expenses, including higher maintenance costs.

PPL Electric generally bears the risk, through 2009, that it will not be able to obtain adequate energy supply at the predetermined capped rates it may charge to its PLR customers.

In order to mitigate the risk that we will not be able to obtain adequate energy supply, through 2009, at the predetermined capped rates we may charge to our PLR customers, we have entered into PUC-approved, full requirements energy supply agreements with PPL EnergyPlus at these capped rates. Under one of the PLR contracts, we are required to make performance assurance deposits with PPL EnergyPlus when the market price of electricity is less than the contract price by more than our contract collateral threshold. Conversely, PPL EnergyPlus is required to make performance assurance deposits with us when the market price of electricity is greater than the contract price by more than its contract collateral threshold. Over the past few years, market prices for electricity have exceeded the contract price, and we estimated that, at December 31, 2005, the market price of electricity exceeded the contract price by approximately $4.2 billion. Accordingly, at December 31, 2005, PPL EnergyPlus was required to provide us with performance assurance of $300 million, the maximum amount of collateral required under the contract. If PPL EnergyPlus is unable to satisfy its energy supply obligations to us under the PLR contracts, we would be required to obtain energy supply in the wholesale market at then-current market rates to meet our PLR obligation. While the Customer Choice Act provides generally for PLR costs to be borne by customers, it is not clear whether we would be able to pass on to our customers any costs of this replacement energy supply that exceed the predetermined capped rates.

Our PLR obligation after 2009 will be determined by the PUC pursuant to rules that have not yet been promulgated. While regulations governing PLR obligations after 2009 have been proposed for comment by the PUC, at this time, we cannot predict the content of the final regulations, including the specific mechanism for recovery from customers of our costs for energy supply, or when the regulations will be finalized.

Other Risks Related to All Segments

(PPL, PPL Energy Supply and PPL Electric)

Our operating results could fluctuate on a seasonal basis, especially as a result of severe weather conditions.

Our businesses may be seasonal. For example, in some markets demand for, and market prices of, electricity peak during the hot summer months, while in other markets such peaks occur in the cold winter months. As a result, our overall operating results in the future may fluctuate substantially on a seasonal basis, especially when severe weather conditions such as heat waves, extreme cold weather or storms make such fluctuations more pronounced. The pattern of this fluctuation may change depending on the nature and location of the facilities we acquire or develop and the terms of our contracts to sell electricity.

We cannot predict the outcome of the legal proceedings and investigations currently being conducted with respect to our current and past business activities. An adverse determination could have a material adverse effect on our financial condition, results of operations or cash flows.

We are involved in numerous legal proceedings, claims and litigation and subject to ongoing state and federal investigations arising out of our business operations, the most significant of which are summarized in "Item 3. Legal Proceedings" and in "Environmental Matters - Domestic" in Note 14 to the Financial Statements. We cannot predict the ultimate outcome of these matters, nor can we reasonably estimate the costs or liability that could potentially result from a negative outcome in each case.

We may need significant additional financing to pursue growth opportunities.

We continually review potential acquisitions and development projects and may enter into significant acquisition agreements or development commitments in the future. An acquisition agreement or development commitment may require access to substantial capital from outside sources on acceptable terms. We also may need external financing to fund capital expenditures, including capital expenditures necessary to comply with environmental regulations or other regulatory requirements. Our ability to arrange financing and our cost of capital are dependent on numerous factors, including general economic conditions, credit availability and our financial performance. The inability to obtain sufficient financing on terms that are acceptable to us could adversely affect our ability to pursue acquisition and development opportunities and fund capital expenditures.

A downgrade in our credit ratings could negatively affect our ability to access capital and increase the cost of maintaining our credit facilities and any new debt.

Our current credit ratings by Moody's, Fitch and S&P are listed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources." While we do not expect these ratings to limit our ability to fund our short-term liquidity needs and/or access any new long-term debt, any ratings downgrades could increase our short-term borrowing costs and negatively affect our ability to fund our short-term liquidity needs and access new long-term debt.

Significant increases in our operation and maintenance expenses, including our health care and pension costs, could adversely affect our future earnings and liquidity.

We continually focus on limiting, and reducing where possible, our operation and maintenance expenses. However, we expect to continue to face increased cost pressures, especially with respect to health care and pension costs. Pursuant to our collective bargaining agreements, we are contractually committed to provide specified levels of health care and pension benefits to current employees and retirees covered by the contracts, and we provide a similar level of benefits to our management employees, which benefits give rise to significant expenses. We have experienced significant health care cost inflation in the last few years, and we expect our health care costs, including prescription drug coverage, to continue to increase despite measures that we have taken and expect to continue to take to require employees and retirees to bear a higher portion of the costs of their health care benefits. In addition, we expect to continue to experience significant costs with respect to the defined benefit pension plans that we sponsor for our employees and retirees. For example, we expect WPD to experience increased pension costs due to a March 2004 actuarial valuation of WPD's plans that reflects higher pension obligations. The increase in WPD's pension costs in 2005 was $26 million after tax, and the increase in WPD's pension costs is expected to continue to be significant in 2006. The measurement of our expected future health care and pension obligations, costs and liabilities is highly dependent on a variety of assumptions, most of which relate to factors beyond our control. These assumptions include investment returns, interest rates, health care cost trends, benefit improvements, salary increases and the demographics of plan participants. If our assumptions prove to be inaccurate, our costs could be significantly increased.

There is a risk that we may be required to record impairment charges in the future for certain of our investments, which could adversely affect our earnings.

Under GAAP, we are required to test our recorded goodwill for impairment on an annual basis, or more frequently if events or circumstances indicate that these assets may be impaired. While no goodwill impairments were required based on our annual review in the fourth quarter of 2005, we are unable to predict whether any impairment charges may be necessary in the future.

We also review our long-lived assets for impairment when events or circumstances indicate that the carrying value of these assets may not be recoverable. We did not record any significant impairment charges on these assets during 2005, but we did record a loss on the sale of our Sundance generation station (as described in Note 9 to the Financial Statements.) We are unable to predict whether impairment charges may be necessary in the future. In particular, our ability to recover our investment in our gas-fired generation facilities, and to avoid any future impairment charges with respect to these assets, will depend upon future electricity and fuel price levels (which are subject to substantial fluctuations), as well as applicable accounting rules and other factors.

ITEM 1B. UNRESOLVED STAFF COMMENTS

PPL Corporation, PPL Energy Supply, LLC and PPL Electric Utilities Corporation

None.

ITEM 2. PROPERTIES

Supply Segment

For a description of PPL's domestic generation portfolio, see "Item 1. Business - Power Supply."

PPL is continuously reexamining development projects based on market conditions and other factors to determine whether to proceed with these projects, sell them, cancel them, expand them, execute tolling agreements or pursue other opportunities. At December 31, 2005, PPL Generation was planning on implementing the following incremental capacity increases.

Project	Type	Total MW Capacity (a)	PPL Ownership or Lease Interest in MW		Expected In-Service Date (b)

Pennsylvania
Susquehanna (c)	Nuclear	205	185	(90%)	2007 - 2010
Brunner Island (d)	Coal-fired	37	37	(100%)	2006 - 2009
Montour (e)	Coal-fired	16	16	(100%)	2008
Montana
Colstrip (f)	Coal-fired	74	20	(15-50%)	2006 - 2008
Total		332	258

(a)
The capacity of generation units is based on a number of factors, including the operating experience and physical condition of the units, and may be revised periodically to reflect changed circumstances.

(b)	The expected in-service dates are subject to receipt of required approvals and permits and other contingencies.
(c)
This project involves the extended upgrade of Units 1 and 2 and will be implemented during two refueling outages per unit, with the first increase being an average of 60 MW per unit. The outages for Unit 1 are expected to occur in 2008 and 2010. The outages for Unit 2 are expected to occur in 2007 and 2009.

(d)
These projects involve turbine upgrades to all three Brunner Island Units that are expected to be implemented during normal overhaul schedules. Unit 3 is expected to be completed in 2006, Unit 1 in 2007 and Unit 2 in 2009.

(e)	This project involves turbine upgrades.
(f)
This project involves turbine upgrades to all four Colstrip Units that are expected to be implemented over three years during the normal overhaul schedules. Units 1 and 4 are expected to be completed in 2006, Unit 3 in 2007 and Unit 2 in 2008.

In 2003, PPL reached an agreement with the New Jersey DEP and the Pennsylvania DEP that included the shut-down of the two 150 MW coal-fired generating units at the Martins Creek generating facility by September 2007. See "Environmental Matters - Domestic - Air" in Note 14 to the Financial Statements for more information regarding this agreement.

Pennsylvania Delivery Segment

Electric

For a description of PPL Electric's service territory, see "Item 1. Business - Background." At December 31, 2005, PPL Electric had electric transmission and distribution lines in public streets and highways pursuant to franchises and rights-of-way secured from property owners. PPL Electric's system included 384 substations with a total capacity of 26 million kVA, 32,499 circuit miles of overhead lines and 6,705 cable miles of underground conductors. All of PPL Electric's facilities are located in Pennsylvania. Substantially all of PPL Electric's distribution properties and certain transmission properties are subject to the lien of PPL Electric's 1945 First Mortgage Bond Indenture and its 2001 Senior Secured Bond Indenture.

Gas

PPL Gas Utilities distributes natural gas and propane to customers in northern, southeastern and central Pennsylvania and in a small portion of Maryland and Delaware. It also has natural gas storage facilities in Pennsylvania. At December 31, 2005, PPL Gas Utilities had approximately 110,000 natural gas and propane delivery customers and 3,756 miles of pipeline mains, with 18 miles in Maryland and the remainder in Pennsylvania.
International Delivery Segment

PPL Global has consolidated investments in electricity distribution companies, serving approximately 3.7 million delivery customers in Latin America and the U.K.
Company	Location	PPL Ownership Interest	2005 Electricity Sales GWh (a)

Latin America
Emel	Santiago, Chile	95.40%	2,612
Elfec	Cochabamba, Bolivia	92.12%	642
DelSur	San Salvador, El Salvador	86.41%	1,008
United Kingdom
WPDH Limited	Bristol, England	100.00%	28,884
Total			33,146

(a)	Corresponds to revenues recorded by PPL Global in 2005.

PPL Global's distribution system in Latin America includes 100 substations with a total capacity of 2.0 million kVA, 23,384 miles of overhead lines and 97 cable miles of underground conductors. PPL Global's distribution system in the U.K. includes 641 substations with a total capacity of 23.6 million kVA, 29,039 miles of overhead lines and 22,647 cable miles of underground conductors.

 ITEM 3. LEGAL PROCEEDINGS

See "Item 1. Business - Fuel Supply," for information concerning a lawsuit against the DOE for failure of that agency to perform certain contractual obligations. See "Environmental Matters" in Note 14 to the Financial Statements for information concerning legal proceedings regarding certain environmental matters.

Montana Power Shareholders' Litigation

In August 2001, a purported class-action lawsuit was filed by a group of shareholders of Montana Power against Montana Power, the directors of Montana Power, certain advisors and consultants of Montana Power and PPL Montana. The plaintiffs allege, among other things, that Montana Power was required to, and did not, obtain shareholder approval of the sale of Montana Power's generation assets to PPL Montana in 1999. Although most of the claims in the complaint are against Montana Power, its board of directors, and its consultants and advisors, two claims are asserted against PPL Montana. In the first claim, plaintiffs seek a declaration that because Montana Power shareholders did not vote on the 1999 sale of generating assets to PPL Montana, that sale "was null and void ab initio." The second claim alleges that PPL Montana was privy to and participated in a strategy whereby Montana Power would sell its generation assets to PPL Montana without first obtaining Montana Power shareholder approval, and that PPL Montana has made net profits in excess of $100 million as the result of this alleged illegal sale. In the second claim, plaintiffs request that the court impose a "resulting and/or constructive trust" on both the generation assets themselves and all profits, plus interest on the amounts subject to the trust. This lawsuit has been pending in the U.S. District Court of Montana, Butte Division and the judge has placed this proceeding on hold pending the outcome of certain motions currently before the U.S. Bankruptcy Court for the District of Delaware, the resolution of which may impact this proceeding. PPL and PPL Energy Supply cannot predict the outcome of this matter.

NorthWestern Corporation Litigation

In September 2002, NorthWestern filed a lawsuit against PPL Montana in Montana state court seeking specific performance of a provision in the Montana Power APA concerning the proposed purchase by PPL Montana of a portion of NorthWestern's interest in the 500-kilovolt Colstrip Transmission System (CTS) for $97 million. In 2005, PPL Montana and NorthWestern settled the litigation, and PPL Energy Supply recorded a charge of $9 million ($6 million after tax, or $0.02 per share for PPL) in the first quarter of 2005 related to the settlement agreement. Pursuant to the settlement agreement, all claims of the parties in the litigation were dismissed with prejudice, NorthWestern retained its interest in the CTS, and PPL Montana paid NorthWestern $9 million in October 2005.

Montana Hydroelectric Litigation

In October 2003, a lawsuit was filed against PPL Montana, PPL Services, Avista Corporation, PacifiCorp and nine John Doe defendants in the U.S. District Court of Montana, Missoula Division, by two residents allegedly acting in a representative capacity on behalf of the State of Montana. In January 2004, the complaint was amended to, among other things, include the Great Falls school districts as additional plaintiffs. In May 2004, the Montana Attorney General filed a motion to allow the State of Montana to intervene as an additional plaintiff in the litigation. This motion was granted without objection. The individual plaintiffs, the school districts and the State sought declaratory judgment, compensatory damages and attorneys fees and costs for use of state and/or "school trust" lands by hydropower facilities and to require the defendants to adequately compensate the State and/or the State School Trust fund for full market value of lands occupied. Generally, the suit is founded on allegations that the bed of navigable rivers became state-owned property upon Montana's admission to statehood, and that the use thereof for placement of dam structures, affiliated structures and reservoirs should, under an existing regulatory scheme, trigger lease payments for use of land underneath. The plaintiffs also sought relief on theories of unjust enrichment, trespass and negligence. No specific amount of damages or future rental value has been claimed by the plaintiffs. The defendants filed separate motions to dismiss the individual plaintiffs' and school districts' complaint, as well as the complaint of the State of Montana. In September 2004, the federal court granted the motions to dismiss the individual plaintiffs' and school districts' complaint but denied the similar motions as to the State of Montana's complaint. Following the federal court's September decision, PPL Montana and the other defendants filed a motion to dismiss the State of Montana's complaint for lack of diversity jurisdiction and also filed a motion to vacate certain portions of the decision. The federal court granted both of these motions in September 2005.

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

California ISO and Western Markets

Through its subsidiaries, PPL made approximately $18 million of sales to the California ISO during the period from October 2000 through June 2001, of which $17 million has not been paid to PPL subsidiaries. Given the myriad of electricity supply problems presently faced by the California electric utilities and the California ISO, PPL cannot predict whether or when it will receive payment. At December 31, 2005, PPL has fully reserved for possible underrecoveries of payments for these sales.

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

In June 2003, the FERC took several actions as a result of a number of related investigations. The FERC terminated proceedings pursuant to which it had been considering whether to order refunds for spot market bilateral sales made in the Pacific Northwest, including sales made by PPL Montana, during the period December 2000 through June 2001. The FERC also commenced additional investigations relating to "gaming" and bidding practices during 2000 and 2001, but, to their knowledge, neither PPL EnergyPlus nor PPL Montana is a subject of these investigations.

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

PPL and its subsidiaries believe that they have not engaged in any improper trading practices. However, they cannot predict whether, or the extent to which, any PPL subsidiaries will be the target of any additional governmental investigations or named in other lawsuits or refund proceedings. PPL also cannot predict the outcome of any such lawsuits or proceedings or whether the ultimate impact on them of the electricity supply situation in California and other western states will be material.

PJM Capacity Litigation

In December 2002, PPL was served with a complaint against PPL, PPL EnergyPlus and PPL Electric filed in the U.S. District Court for the Eastern District of Pennsylvania by a group of 14 Pennsylvania boroughs that apparently alleges, among other things, violations of the federal antitrust laws in connection with the pricing of installed capacity in the PJM daily market during the first quarter of 2001. These boroughs were wholesale customers of PPL Electric. In addition, in November 2003, PPL and PPL EnergyPlus were served with a complaint which was filed in the same court by Joseph Martorano, III (d/b/a ENERCO), that also alleges violations of the federal antitrust laws in early 2001. The complaint indicates that ENERCO provides consulting and energy procurement services to clients in Pennsylvania and New Jersey. In September 2004, this complaint was dismissed by the District Court, and in June 2005 the U.S. Court of Appeals for the Third Circuit denied the plaintiff's appeal.

Each of the U.S. Department of Justice - Antitrust Division, the FERC and the Pennsylvania Attorney General conducted investigations regarding PPL's PJM capacity market transactions in early 2001 and did not find any reason to take action against PPL.

New England Investigation

In January 2004, PPL became aware of an investigation by the Connecticut Attorney General and the FERC's Office of Market Oversight and Investigation (OMOI) regarding allegations that natural gas-fired generators located in New England illegally sold natural gas instead of generating electricity during the week of January 12, 2004. Subsequently, PPL and other generators were served with a data request by OMOI. The data request indicated that PPL was not under suspicion of a regulatory violation, but that OMOI was conducting an initial investigation. PPL has responded to this data request. PPL also has responded to data requests of ISO New England and data requests served by subpoena from the Connecticut Attorney General. Both OMOI and ISO New England have issued preliminary reports finding no regulatory or other violations concerning these matters. While PPL does not believe that it committed any regulatory or other violations concerning the subject matter of these investigations, PPL cannot predict the outcome of these investigations.

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

In June 2004, FERC approved certain changes to its standards for granting market-based rate authority. As a result of the schedule adopted by the FERC, PPL EnergyPlus, PPL Electric, PPL Montana and most of PPL Generation's subsidiaries were required to file, in November 2004, updated analyses demonstrating that they should continue to maintain market-based rate authority under the new standards. PPL made two filings, a Western market-based rate filing for PPL Montana and an Eastern market-based rate filing for most of the other PPL subsidiaries in the PJM region.

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

Also in September 2005, in an order on PPL's western market-based rate filing, the FERC found that PPL Montana did not pass one of the FERC's initial screening tests for market power in the Northwestern Energy Control Area, namely the wholesale market share screen. As a result, PPL Montana was required to make a more detailed filing with the FERC demonstrating that it meets the market power tests. Also, the FERC has established a refund effective date of November 8, 2005 (for sales made in the Northwestern Energy Control Area pursuant to contracts entered into on and after that date), in the event that PPL Montana does not pass the FERC's market power tests. The FERC's order is not a definitive determination that PPL Montana has market power but rather the FERC's mechanism for analyzing market-based rate authority applications that require further scrutiny. In October 2005, PPL Montana made the more detailed filing with the FERC, which PPL Montana believes demonstrates that it cannot exercise generation market power in the Northwestern Energy Control Area and should be granted market-based rate authority in that area. The FERC has not yet acted on this more detailed filing. While PPL Montana continues to believe that it does not have market power in the Northwestern Energy Control Area, it cannot predict the outcome of this proceeding.

Martins Creek Ash Basin

In August 2005, a leak from a disposal basin containing fly ash and water used in connection with the operation of the two 150-MW coal-fired generating units at the Martins Creek generating facility caused the discharge of approximately 100 million gallons of water containing ash from the basin onto adjacent roadways and fields, and into a nearby creek and the Delaware River. The leak was stopped, and PPL has determined that the problem was caused by a failure in the disposal basin's discharge structure. PPL is continuing to work with the Pennsylvania DEP and other appropriate agencies and consultants to assess the extent of the environmental damage caused by the ash in the discharged water and to remediate the damage. PPL shut down the two coal-fired generating units in August 2005 and placed the units back in service in December 2005 after completing the repairs and upgrades to the basin and obtaining the Pennsylvania DEP's approval.

On September 20, 2005, PPL Martins Creek and the Pennsylvania DEP were served with notice by the Delaware Riverside Conservancy and several citizens of their intention to file a citizens' suit on the basis that the leak from the disposal basin at Martins Creek allegedly violated various state and federal laws. The Pennsylvania DEP subsequently filed a complaint in Commonwealth court against PPL Martins Creek and PPL Generation, alleging violations of various state laws and regulations and seeking penalties and injunctive relief. The Delaware Riverside Conservancy and several citizens have filed a motion to intervene in the Pennsylvania DEP's action, which motion includes a class action complaint alleging that the fly ash spill caused damages to property along a 40-mile stretch of the Delaware River. PPL has objected to the intervention by certain of the intervenors and both PPL and the Pennsylvania DEP have objected to the purported class action suit. PPL intends to engage in settlement discussions to resolve the Pennsylvania DEP action.

At this time, PPL has no reason to believe that the Martins Creek leak has caused any danger to human health or any adverse biological impact on the river aquatic life. However, a group of natural resource trustees, along with the Delaware River Basin Commission, has been conducting an assessment of any natural resource damages that could have been caused by the Martins Creek leak. PPL expects the trustees and the Delaware River Basin Commission to seek to recover their costs as well as any damages they determine were caused by the leak. PPL cannot predict when the assessment will be completed but does not expect it to be completed before the end of 2006.

PPL Energy Supply recognized a $33 million charge in the third quarter of 2005 and an additional $15 million charge in the fourth quarter of 2005 (or a total of $31 million after tax, or $0.08 per share for PPL) in connection with the current expected on-site and off-site costs relating to the leak. Approximately $41 million of the total charge, or $27 million after tax, relates to the off-site costs, and the balance of the total charge, $7 million, or $4 million after tax, relates to the on-site costs. The pre-tax accrual of $48 million was included in "Other operation and maintenance" on the Statement of Income. PPL and PPL Energy Supply cannot predict the final cost of assessment and remediation of the leak, the outcome of the action initiated by the Pennsylvania DEP, the outcome of the natural resource damage assessment, and the exact nature of any other regulatory or other legal actions that may be initiated against PPL, PPL Energy Supply or their subsidiaries as a result of the disposal basin leak. PPL and PPL Energy Supply also cannot predict the extent of the fines or damages that may be sought in connection with any such actions or the ultimate financial impact on PPL or PPL Energy Supply.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 2005.

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

Listed below are the executive officers at December 31, 2005.

PPL Corporation

Name	Age	Positions Held During the Past Five Years	Dates

William F. Hecht *	62	Chairman and Chief Executive Officer	August 2005 - present
		Chairman, President and Chief Executive Officer	February 1995 - July 2005

James H. Miller *	57	President and Chief Operating Officer	August 2005 - present
		Executive Vice President and Chief Operating Officer	September 2004 - July 2005
		Executive Vice President	January 2004 - August 2004
		President - PPL Generation	February 2001 - August 2004
		Executive Vice President - USEC, Inc.	January 1999 - February 2001

John R. Biggar	61	Executive Vice President and Chief Financial Officer	January 2001 - present

Paul A. Farr **	38	Senior Vice President-Financial and Controller	August 2005 - present
		Vice President and Controller	August 2004 - July 2005
		Senior Vice President - PPL Global	January 2004 - August 2004
		Vice President - International Operations - PPL Global	June 2002 - January 2004
		Vice President - PPL Global	October 2001 - June 2002
		Vice President and Chief Financial Officer - PPL Montana	June 1999 - October 2001

Robert J. Grey	55	Senior Vice President, General Counsel and Secretary	March 1996 - present

Paul T. Champagne***	47	President - PPL EnergyPlus	October 2001 - present
		President - PPL Global	May 1999 - October 2001

Clarence J. Hopf, Jr.***	49	Senior Vice President - Energy Marketing - PPL EnergyPlus	October 2005 - present
		Vice President - The Goldman Sachs Group, Inc.	August 2003 - September 2005
		Vice President - AmerenEnergy, Inc.	June 1999 - August 2003

Rick L. Klingensmith***	45	President - PPL Global	August 2004 - present
		Vice President - Finance - PPL Global	August 2000 - August 2004

Roger L. Petersen***	54	President - PPL Development Company	September 2004 - present
		President - PPL Global	October 2001 - August 2004
		President and Chief Executive Officer - PPL Montana	May 1999 - October 2001

Bryce L. Shriver***	58	President - PPL Generation	May 2005 - present
		President and Chief Nuclear Officer - PPL Generation	September 2004 - May 2005
		Senior Vice President and Chief Nuclear Officer - PPL Generation	May 2002 - August 2004
		Vice President - Nuclear Site Operations - PPL Susquehanna	January 2000 - May 2002

John F. Sipics***	57	President - PPL Electric	October 2003 - present
		Vice President - Asset Management	August 2001 - September 2003
		Vice President - Regulatory Support	August 2000 - August 2001

James E. Abel	54	Vice President - Finance and Treasurer	June 1999 - present

*
On February 27, 2006, PPL announced that Mr. Hecht will retire as Chairman and Chief Executive Officer before the end of 2006, at which time Mr. Miller will become Chairman and Chief Executive Officer.

**	Effective January 30, 2006, Matt Simmons was appointed as PPL's Vice President and Controller, reporting to Mr. Farr and Mr. Farr's title became Senior Vice President-Financial.
***	Messrs. Champagne, Hopf, Klingensmith, Petersen, Shriver and Sipics have been designated executive officers of PPL by virtue of their respective positions at PPL subsidiaries.

PPL Electric Utilities Corporation

Name	Age	Positions Held During the Past Five Years	Dates

John F. Sipics	57	President	October 2003 - present
		Vice President - Asset Management	August 2001 - September 2003
		Vice President - Regulatory Support	August 2000 - August 2001

Paul A. Farr *	38	Senior Vice President-Financial and Controller	August 2005 - present
		Vice President and Controller	August 2004 - July 2005
		Senior Vice President - PPL Global	January 2004 - August 2004
		Vice President - International Operations - PPL Global	June 2002 - January 2004
		Vice President - PPL Global	October 2001 - June 2002
		Vice President and Chief Financial Officer - PPL Montana	June 1999 - October 2001

James E. Abel	54	Treasurer	July 2000 - present

*	Effective January 30, 2006, Matt Simmons was appointed as PPL Electric's Vice President and Controller, reporting to Mr. Farr and Mr. Farr's title became Senior Vice President-Financial.

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

Issuer Purchases of Equity Securities:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
October 1 to October 31, 2005
November 1 to November 30, 2005
December 1 to December 31, 2005	447	$30.16
Total	447	$30.16

(1)
Represents shares of common stock withheld by PPL as a result of net settlement of restricted stock awards, as permitted under the terms of PPL's Incentive Compensation Plan and Incentive Compensation Plan for Key Employees.

(2)	Not applicable. PPL does not currently have in place any publicly announced, specific plans or programs to purchase equity securities.

PPL Energy Supply, LLC

There is no established public trading market for PPL Energy Supply's membership interests. PPL Energy Funding, a direct wholly owned subsidiary of PPL, owns all of PPL Energy Supply's outstanding membership interests. Distributions on the membership interests will be paid as determined by PPL Energy Supply's Board of Managers. PPL Energy Supply made cash distributions to PPL Energy Funding of approximately $278 million in 2005 and $410 million in 2004.

PPL Electric Utilities Corporation

There is no established public trading market for PPL Electric's common stock, as PPL owns 100% of the outstanding common shares. Dividends paid to PPL on those common shares are determined by PPL Electric's Board of Directors. PPL Electric paid common stock dividends to PPL of approximately $93 million in 2005 and $24 million in 2004.

ITEM 6. SELECTED FINANCIAL AND OPERATING DATA

PPL Energy Supply, LLC

Item 6 is omitted as PPL Energy Supply meets the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K.

ITEM 6. SELECTED FINANCIAL AND OPERATING DATA

PPL Corporation (a)		2005	2004	2003	2002	2001
Income Items - millions
	Operating revenues (b)	$6,219	$5,794	$5,585	$5,490	$5,147
	Operating income	1,346	1,400	1,366	1,254	850
	Income from continuing operations	737	713	733	366	169
	Net income	678	698	734	208	179
Balance Sheet Items - millions (c)
	Property, plant and equipment - net (b)	10,916	11,149	10,593	9,733	5,947
	Recoverable transition costs	1,165	1,431	1,687	1,946	2,172
	Total assets	17,926	17,733	17,123	15,552	12,562
	Long-term debt	7,081	7,658	7,859	6,267	5,579
	Long-term debt with affiliate trusts (d)	89	89	681
	Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely company debentures (d)				661	825
	Preferred stock	51	51	51	82	82
	Common equity	4,418	4,239	3,259	2,224	1,857
	Short-term debt	214	42	56	943	118
	Total capital provided by investors	11,853	12,079	11,906	10,177	8,461
	Capital lease obligations	11	11	12
Financial Ratios
	Return on average common equity - %	15.65	18.14	26.55	10.27	8.41
	Embedded cost rates (c)
	Long-term debt - %	6.60	6.67	6.56	7.04	6.84
	Preferred stock - %	5.14	5.14	5.14	5.81	5.81
	Preferred securities - % (d)				8.02	8.13
	Times interest earned before income taxes	2.68	2.79	2.98	2.25	2.15
	Ratio of earnings to fixed charges - total enterprise basis (e)	2.6	2.7	2.6	1.9	1.7
Common Stock Data (i)
	Number of shares outstanding - thousands
	Year-end	380,145	378,143	354,723	331,472	293,161
	Average	379,132	368,456	345,589	304,984	291,948
	Number of shareowners of record (c)	79,198	81,175	83,783	85,002	87,796
	Income from continuing operations - Basic EPS	$1.94	$1.93	$2.12	$1.20	$0.58
	Income from continuing operations - Diluted EPS	$1.92	$1.93	$2.12	$1.20	$0.58
	Net income - Basic EPS	$1.79	$1.89	$2.13	$0.68	$0.61
	Net income - Diluted EPS	$1.77	$1.89	$2.12	$0.68	$0.61
	Dividends declared per share	$0.96	$0.82	$0.77	$0.72	$0.53
	Book value per share (c)	$11.62	$11.21	$9.19	$6.71	$6.33
	Market price per share (c)	$29.40	$26.64	$21.88	$17.34	$17.43
	Dividend payout rate - % (f)	54	44	36	106	87
	Dividend yield - % (g)	3.27	3.08	3.52	4.15	3.04
	Price earnings ratio (f) (g)	16.61	14.10	10.32	25.50	28.57
Sales Data - millions of kWh
	Domestic - Electric energy supplied - retail	39,413	37,673	36,774	36,746	37,395
	Domestic - Electric energy supplied - wholesale	33,768	37,394	37,841	36,849	27,683
	Domestic - Electric energy delivered	37,358	35,906	36,083	35,712	35,534
	International - Electric energy delivered (h)	33,146	32,846	31,952	33,313	5,919

(a)
The earnings each year were affected by items management considers unusual, which affected net income. See "Earnings" in Management's Discussion and Analysis of Financial Condition and Results of Operations for a description of unusual items in 2005, 2004 and 2003.

(b)	Data for certain years are reclassified to conform to the current presentation.
(c)	At year-end.
(d)
On July 1, 2003, PPL adopted the provisions of SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." The company-obligated mandatorily redeemable preferred securities are mandatorily redeemable financial instruments, as they require the issuer to redeem the securities for cash on a specified date. Thus, they should be classified as liabilities, as a component of long-term debt, instead of "mezzanine" equity on the Balance Sheet. However, as of December 31, 2005, 2004 and 2003, no amounts were included in "Long-term Debt" for these securities because PPL Capital Funding Trust I and SIUK Capital Trust I were deconsolidated effective December 31, 2003, in connection with the adoption of FIN 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," for certain entities. Instead, the subordinated debt securities that support the company-obligated mandatorily redeemable preferred securities of the trusts are reflected in "Long-term Debt with Affiliate Trusts" as of December 31, 2005, 2004 and 2003, to the extent they were outstanding. See Notes 8 and 22 to the Financial Statements for additional information.

(e)
Computed using earnings and fixed charges of PPL and its subsidiaries. Fixed charges consist of interest on short- and long-term debt, other interest charges; the estimated interest component of other rentals and preferred dividends.

(f)	Based on diluted EPS.
(g)	Based on year-end market prices.
(h)	Deliveries for 2002 include the electricity deliveries of WPD for the full year and of CEMAR prior to deconsolidation.
(i)	Share and per share information in prior periods have been adjusted to reflect PPL's 2-for-1 common stock split completed in August 2005.

ITEM 6. SELECTED FINANCIAL AND OPERATING DATA

PPL Electric Utilities Corporation (a)	2005	2004	2003	2002	2001
Income Items - millions
Operating revenues	$3,163	$2,847	$2,788	$2,748	$2,694
Operating income	377	259	251	275	419
Income available to PPL Corporation	145	74	25	39	119
Balance Sheet Items - millions (b)
Property, plant and equipment - net	2,716	2,657	2,589	2,456	2,319
Recoverable transition costs	1,165	1,431	1,687	1,946	2,172
Total assets	5,537	5,526	5,469	5,583	5,921
Long-term debt	2,411	2,544	2,937	3,175	3,459
Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely company debentures					250
Preferred stock	51	51	51	82	82
Common equity	1,324	1,272	1,222	1,147	931
Short-term debt	42	42		15
Total capital provided by investors	3,828	3,909	4,210	4,419	4,722
Financial Ratios
Return on average common equity - %	11.20	5.95	2.08	3.87	11.09
Embedded cost rates (b)
Long-term debt - %	6.56	6.86	6.61	6.83	6.81
Preferred stock - %	5.14	5.14	5.14	5.81	5.81
Preferred securities - %					8.44
Times interest earned before income taxes	2.19	1.45	1.22	1.33	1.89
Ratio of earnings to fixed charges (c)	2.1	1.4	1.2	1.2	1.7
Sales Data
Customers (thousands) (b)	1,365	1,351	1,330	1,308	1,298
Electric energy delivered - millions of kWh
Residential	14,218	13,441	13,266	12,640	12,269
Commercial	13,196	12,610	12,388	12,371	12,130
Industrial	9,777	9,620	9,599	9,853	10,000
Other	167	163	154	169	211

Retail electric sales	37,358	35,834	35,407	35,033	34,610
Wholesale electric sales (d)		72	676	679	924

Total electric energy delivered	37,358	35,906	36,083	35,712	35,534

Electric energy supplied as a PLR - millions of kWh	36,917	34,841	33,627	33,747	31,653

(a)
The earnings for each year other than 2004 were affected by items management considers unusual, which affected net income. See "Earnings" in Management's Discussion and Analysis of Financial Condition and Results of Operations for a description of unusual items in 2005 and 2003.

(b)	At year-end.
(c)
Computed using earnings and fixed charges of PPL Electric and its subsidiaries. Fixed charges consist of interest on short- and long-term debt, other interest charges and the estimated interest component of other rentals.

(d)	The contracts for wholesale sales to municipalities expired in January 2004.

PPL CORPORATION
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

PPL is an energy and utility holding company with headquarters in Allentown, PA. See "Item 1. Business - Background," for descriptions of PPL's reportable segments, which are Supply, International Delivery and Pennsylvania Delivery. See Exhibit 99(a) in Item 15 for a listing of the current corporate organization. Through its subsidiaries, PPL is primarily engaged in the generation and marketing of electricity in two key markets - the northeastern and western U.S. - and in the delivery of electricity in Pennsylvania, the U.K. and Latin America. PPL's overall strategy is to achieve disciplined growth in energy supply margins while limiting volatility in both cash flows and earnings and to achieve stable, long-term growth in regulated delivery businesses through efficient operations and strong customer and regulatory relations. More specifically, PPL's strategy for its electricity generation and marketing business is to match energy supply with load, or customer demand, under contracts of varying lengths with creditworthy counterparties to capture profits while effectively managing exposure to movements in energy and fuel prices and counterparty credit risk. PPL's strategy for its electricity delivery businesses is to own and operate these businesses at the most efficient cost while maintaining the highest level of customer service and reliability.

PPL faces several risks in its generation business. The principal risks are electricity wholesale price risk, fuel supply and price risk, power plant performance and counterparty credit risk. PPL attempts to manage these risks through various means. For instance, PPL operates a portfolio of generation assets that is diversified as to geography, fuel source, cost structure and operating characteristics. PPL is focused on the operating efficiency of these power plants and maintaining their availability. In addition, PPL has in place and continues to pursue contracts of varying lengths for energy sales and fuel supply, and other means, to mitigate the risks associated with adverse changes in the difference, or margin, between the cost to produce electricity and the price at which PPL sells it. Whether PPL decides to, or is able to, continue to enter into long-term or intermediate-term power sales and fuel purchase agreements or renew its existing agreements and the market conditions at that time will affect its future profitability. Currently, PPL's commitments for energy sales are substantially satisfied through its own generation assets - i.e., PPL primarily markets and trades around its physical portfolio of generating assets through integrated generation, marketing and trading functions. PPL has in place risk management programs that, among other things, are designed to monitor and manage its exposure to volatility of earnings and cash flows related to changes in energy and fuel prices, interest rates, foreign currency exchange rates, counterparty credit quality and the operational performance of its generating units.

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

PPL faces additional financial risks in conducting international operations, such as fluctuations in currency exchange rates. PPL attempts to manage these financial risks through its risk management programs.

A key challenge for PPL's business as a whole is to maintain a strong credit profile. Investors, analysts and rating agencies that follow companies in the energy industry continue to be focused on the credit quality and liquidity position of these companies. PPL continually focuses on strengthening its balance sheet and improving its liquidity position, thereby improving its credit profile.

See "Item 1A. Risk Factors" for more information concerning the material risks that PPL faces in its businesses.

The purpose of "Management's Discussion and Analysis of Financial Condition and Results of Operations" is to provide information concerning PPL's past and expected future performance in implementing the strategies and managing the risks and challenges mentioned above. Specifically:

•
"Results of Operations" provides an overview of PPL's operating results in 2005, 2004 and 2003, including a review of earnings, with details of results by reportable segment. It also provides a brief outlook for 2006.

•
"Financial Condition - Liquidity and Capital Resources" provides an analysis of PPL's liquidity position and credit profile, including its sources of cash (including bank credit facilities and sources of operating cash flow) and uses of cash (including contractual commitments and capital expenditure requirements) and the key risks and uncertainties that impact PPL's past and future liquidity position and financial condition. This subsection also includes a listing and discussion of PPL's current credit ratings.

•	"Financial Condition - Risk Management - Energy Marketing & Trading and Other" provides an explanation of PPL's risk management programs relating to market risk and credit risk.

•
"Application of Critical Accounting Policies" provides an overview of the accounting policies that are particularly important to the results of operations and financial condition of PPL and that require its management to make significant estimates, assumptions and other judgments. Although PPL's management believes that these estimates, assumptions and other judgments are appropriate, they relate to matters that are inherently uncertain. Accordingly, changes in the estimates, assumptions and other judgments applied to these accounting policies could have a significant impact on PPL's results of operations and financial condition as reflected in PPL's Financial Statements.

The information provided in this Item 7 should be read in conjunction with PPL's Financial Statements and the accompanying Notes.

Terms and abbreviations are explained in the glossary. Dollars are in millions, except per share data, unless otherwise noted.

Results of Operations

Earnings

Net income and the related EPS were:

	2005	2004	2003

Net income	$678	$698	$734

EPS - basic	$1.79	$1.89	$2.13

EPS - diluted	$1.77	$1.89	$2.12

The changes in net income from year to year were, in part, attributable to several significant items that management considers unusual. Details of these unusual items are provided within the review of each segment's earnings.

The year-to-year changes in earnings components, including domestic gross energy margins by region and significant income statement line items, are explained in the "Statement of Income Analysis."

PPL's earnings beyond 2005 are subject to various risks and uncertainties. See "Forward-Looking Information," "Item 1A. Risk Factors," the rest of this Item 7 and Note 14 to the Financial Statements for a discussion of the risks, uncertainties and factors that may impact PPL's future earnings.

Segment Results

Net income by segment was:

	2005	2004	2003

Supply	$311	$421	$502

International Delivery	215	197	196

Pennsylvania Delivery	152	80	36

Total	$678	$698	$734

Supply Segment

The Supply segment primarily consists of the domestic energy marketing, domestic generation and domestic development operations of PPL Energy Supply.

The Supply segment results in 2005, 2004 and 2003 reflect the reclassification of the Sundance plant operating losses from certain income statement line items to "Loss from Discontinued Operations." See Note 9 to the Financial Statements for further discussion.

Supply segment net income was:

	2005	2004	2003
Energy revenues

External	$1,264	$1,360	$1,371

Intersegment	1,590	1,500	1,444

Energy-related businesses	550	463	417

Total operating revenues	3,404	3,323	3,232

Fuel and energy purchases

External	1,205	1,141	1,154

Intersegment	152	156	161

Other operation and maintenance	737	634	608

Depreciation	144	144	120

Taxes, other than income	36	41	44

Energy-related businesses	620	523	447

Total operating expenses	2,894	2,639	2,534

Other Income - net	(2)	(7)	28

Interest Expense	116	114	38

Income Taxes	20	127	186

Minority Interest	2	2

Distributions on Preferred Securities			21

Loss from Discontinued Operations	51	13	14

Cumulative Effects of Changes in Accounting Principles	(8)		35

Total	$311	$421	$502

The after-tax change in net income was due to the following factors, including discontinued operations.

	2005 vs. 2004	2004 vs. 2003

Eastern U.S. non-trading margins	$(45)	$35

Southwestern U.S. non-trading margins	(5)	(5)

Net energy trading margins	8	7

Operation and maintenance expenses	(26)	(7)

Earnings from synfuel projects	25	11

Depreciation	3	(19)

Interest expense	(2)	(14)

Interest income on 2004 IRS tax settlement	(9)	9

Energy-related businesses	6	(9)

Realized earnings on nuclear decommissioning trust (Note 16)	7	(16)

Contribution of property		(10)

Income tax reserve adjustments (Note 5)	21

Intersegment interest income	3	(26)

Other	(11)	5

Unusual items	(85)	(42)

	$(110)	$(81)

The following items, that management considers unusual, had a significant impact on the Supply segment earnings.

	2005	2004	2003
Off-site remediation of ash basin leak (Note 14)	$(27)

Sale of the Sundance plant (Note 9)	(47)

Acceleration of stock-based compensation expense for periods prior to 2005 (Note 1)	(3)

Settlement of NorthWestern litigation (Note 14)	(6)

Impairment of investment in technology supplier (Note 9)		$(6)

Recording of AROs (Note 21)	(8)		$63

Consolidation of variable interest entities (Note 22)			(27)

Total	$(91)	$(6)	$36

•
In May 2005, a subsidiary of PPL Generation completed the sale of its 450 MW Sundance power plant located in Pinal County, Arizona, to Arizona Public Service Company for approximately $190 million in cash. Proceeds of the sale were used to reduce PPL's outstanding debt and improve liquidity. In May 2005, PPL recognized a non-cash after-tax loss on the sale of $47 million (or $0.12 per share).

•
In August 2005, a leak from a disposal basin containing fly ash and water at the coal-fired Martins Creek generating station caused the discharge of approximately 100 million gallons of water containing ash from the basin onto adjacent roadways and fields and into a nearby creek and the Delaware River. In 2005, PPL recognized a charge of $31 million after tax (or $0.08 per share), in connection with the current expected on-site costs ($27 million after tax) and off-site costs ($4 million after tax) relating to the leak. PPL cannot predict the final costs to be incurred as a result of this matter.

•
In September 2005, PPL and NorthWestern reached a final agreement to settle litigation. In the first quarter of 2005, PPL recognized a charge of $6 million after tax (or $0.02 per share) related to the settlement agreement.

•	See "Domestic Gross Energy Margins" for an explanation of non-trading margins by geographic region and for an explanation of net energy trading margins.

•
Higher operation and maintenance expenses in 2005 compared with 2004 were primarily due to more planned power plant outages in 2005. Higher operation and maintenance expenses in 2004 compared with 2003 were primarily due to gains in 2003 on the settlement of various property and environmental insurance claims and the higher cost of forced outages in 2004 at the Montour facility. These increases were partially offset by a decrease in lease expense due to the consolidation of the Sundance and University Park generation facilities in accordance with FIN 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51."

•
Depreciation expense increased in 2004 compared with 2003 primarily due to the consolidation of the Sundance and University Park generation facilities in accordance with FIN 46 and depreciation on the Lower Mt. Bethel plant, which began commercial operation in May 2004.

•
Interest expense increased in 2004 compared with 2003 primarily due to consolidation of the lessors of the Sundance, University Park and Lower Mt. Bethel generation facilities, in accordance with FIN 46.

•
The improved earnings contribution from synfuel projects for both periods resulted primarily from higher synthetic fuel tax credits due to higher output at the Tyrone facility, which went into commercial operation in August 2004. Also contributing to the 2005 synthetic fuel earnings increase were unrealized gains on options purchased to hedge the risk associated with synthetic fuel tax credits for 2006 and 2007.

2006 Outlook

Based on current forward energy prices, PPL is projecting higher energy margins for its Supply segment in 2006 compared with 2005, primarily driven by the 8.4% increase in the generation prices under the PLR contracts. Higher generation output, higher-priced wholesale energy contracts that replace expiring contracts, and lower purchased power costs also are expected to improve energy margins. These benefits are expected to be partially offset by increased fuel and fuel transportation expenses, higher operation and maintenance expenses and reduced earnings from synfuel projects.

International Delivery Segment

The International Delivery segment includes operations of the international energy businesses of PPL Global that are primarily focused on the distribution of electricity. Virtually all of PPL Global's international businesses are located in the U.K., Chile, El Salvador and Bolivia.

International Delivery segment net income was:

	2005	2004	2003

Utility revenues	$1,130	$1,032	$934

Energy-related businesses	76	70	79

Total operating revenues	1,206	1,102	1,013

Fuel and energy purchases	266	215	199

Other operation and maintenance	250	208	184

Depreciation	157	146	147

Taxes, other than income	58	56	47

Energy-related businesses	28	41	41

Total operating expenses	759	666	618

Other Income - net	10	31	21

Interest Expense	203	203	218

Income Taxes	34	59	(30)

Minority Interest	5	6	7

Distributions on Preferred Securities			5

Loss from Discontinued Operations		2	20

Total	$215	$197	$196

The after-tax change in net income was due to the following factors, including discontinued operations.

	2005 vs. 2004	2004 vs. 2003
U.K.

Delivery margins	$23	$5

Operation and maintenance expenses	(36)	7

Impact of changes in foreign currency exchange rates	2	22

Other	5	(2)

Latin America	1	3

U.S. income taxes	36	(22)

Interest expense		6

Intersegment interest expense	(3)	26

Other	4	3

Unusual items	(14)	(47)

	$18	$1
The following items, that management considers unusual, had a significant impact on the International Delivery segment earnings.

	2005	2004	2003

Sale of CGE (Note 9)		$(7)

Sale of CEMAR (Note 9)		23

Sale of Latin American telecommunications company (Note 9)		(2)	$(20)

CEMAR - related net tax benefit (Note 5)			81

Total		$14	$61

•
The U.K.'s 2005 earnings were positively affected by higher delivery margins, partially due to favorable customer mix and an incentive revenue award from the regulator for outstanding customer service.

•	Higher operation and maintenance expenses in 2005 compared with 2004 were primarily due to increased pension costs in the U.K.

•	Changes in foreign exchange rates increased WPD's portion of revenue and expense line items by about 1% in 2005 compared with 2004, and by about 12% in 2004 compared with 2003.

•
U.S. income taxes decreased in 2005 compared with 2004 in part due to greater utilization of foreign tax credits. U.S. income taxes increased in 2004 compared with 2003 due to lower domestic spending in 2004 and a favorable income tax return adjustment in 2003, primarily related to 2002 foreign earnings.

2006 Outlook

PPL projects that the International Delivery segment will experience increased operation and maintenance expenses in 2006 compared with 2005, primarily due to higher pension costs at PPL's electricity distribution companies in the U.K., higher U.S. income taxes and a potential unfavorable change in foreign currency exchange rates in 2006.

Pennsylvania Delivery Segment

The Pennsylvania Delivery segment includes the regulated electric and gas delivery operations of PPL Electric and PPL Gas Utilities.

Pennsylvania Delivery segment net income was:

	2005	2004	2003
Operating revenues

External	$3,199	$2,869	$2,784

Intersegment	152	156	161

Total operating revenues	3,351	3,025	2,945

Fuel and energy purchases

External	385	325	298

Intersegment	1,590	1,500	1,444

Other operation and maintenance	414	395	385

Amortization of recoverable transition costs	268	257	260

Depreciation	119	114	109

Taxes, other than income	185	152	165

Energy-related businesses	1	2	2

Workforce reduction			9

Total operating expenses	2,962	2,745	2,672

Other Income - net	21	15	6

Interest Expense	189	196	217

Income Taxes	67	17	23

Distributions on Preferred Securities	2	2	3

Total	$152	$80	$36

The after-tax change in net income was due to the following factors.

	2005 vs. 2004	2004 vs. 2003

Delivery revenues (net of CTC/ITC amortization, interest expense on transition bonds and ancillary charges)	$123	$5

Operation and maintenance expenses	(9)	(5)

Interest expense	5	4

Taxes, other than income (excluding gross receipts tax)	(8)	9

Depreciation	(3)

Change in tax reserves associated with stranded costs securitization (Note 5)	(15)	22

Interest income on 2004 IRS tax settlement	(5)	5

Interest income on loans to affiliates	6

Income tax reserve adjustments	3

Other	4	(1)

Unusual items	(29)	5

	$72	$44

The following items, that management considers unusual, had a significant impact on the Pennsylvania Delivery segment earnings.

	2005	2004	2003

PJM billing dispute (Note 14)	$(27)

Acceleration of stock-based compensation expense for periods prior to 2005 (Note 1)	(2)

Workforce reduction (Note 20)			$(5)

Total	$(29)		$(5)

•
In December 2004, the PUC approved an increase in PPL Electric's distribution rates of approximately $137 million (based on a return on equity of 10.7%), and approved PPL Electric's proposed mechanism for collecting an additional $57 million in transmission-related charges, for a total annual increase of approximately $194 million, effective January 1, 2005.

•	Delivery revenues also increased in 2005 compared with 2004 due to a 4.3% increase in electricity delivery sales volumes.

•
In January 2005, severe ice storms hit PPL Electric's service territory. As a result, PPL Electric had to restore service to approximately 238,000 customers. The total cost of restoring service, excluding capitalized costs and regular payroll expenses, was approximately $16 million (or $0.02 per share).

On February 11, 2005, PPL Electric filed a petition with the PUC for authority to defer and amortize for regulatory accounting and reporting purposes these storm costs. On August 26, 2005, the PUC issued an order granting PPL Electric's petition subject to certain conditions, including: (i) the PUC's authorization of deferred accounting is not an assurance of future rate recovery of the storm costs, (ii) PPL Electric must request recovery of the deferred storm costs in its next distribution base rate case, and (iii) PPL Electric must begin immediately to expense the deferred storm costs on a ten-year amortization schedule for regulatory accounting and reporting purposes. As a result of the PUC Order and in accordance with SFAS 71, "Accounting for the Effects of Certain Types of Regulation," in the third quarter of 2005, PPL Electric deferred approximately $12 million (or $0.02 per share) of its previously expensed storm costs. The deferral was based on its assessment of the timing and likelihood of recovering the deferred costs in PPL Electric's next distribution base rate case. At this time, PPL Electric cannot be certain that it will recover the storm costs, nor can it predict whether future incidents of severe weather will cause significant facility damage and service disruptions that would also result in significant costs.

•
PPL Electric recognized an after-tax charge of $27 million (or $0.07 per share) in the first quarter of 2005 for a loss contingency related to the PJM billing dispute. See Note 14 for information concerning the proposed settlement agreement reached by PPL Electric and Exelon Corporation, which is subject to approval by the FERC. PPL cannot be certain of the outcome of this matter or the impact on PPL and its subsidiaries.

•
Operation and maintenance expense increased in 2005 compared with 2004, primarily due to increased system reliability work and tree trimming costs. Operation and maintenance expenses increased in 2004 compared with 2003, primarily due to the write-off of certain Hurricane Isabel costs not approved for recovery by the PUC, and higher pension costs.

2006 Outlook

PPL projects the Pennsylvania Delivery segment will have flat delivery revenues in 2006 compared with 2005 due to projected modest load growth in 2006 and because of higher sales in 2005 as a result of unusually warm weather. This segment is expected to experience increased operation and maintenance expenses in 2006.

Statement of Income Analysis --

Domestic Gross Energy Margins

The following table provides pre-tax changes in the income statement line items that comprise domestic gross energy margins.

	2005 vs. 2004	2004 vs. 2003

Utility	$429	$183

Unregulated retail electric and gas	(13)	(34)

Wholesale energy marketing	(96)	10

Net energy trading margins	13	13

Other revenue adjustments (a)	(309)	(115)

Total revenues	24	57

Fuel	162	122

Energy purchases	13	(92)

Other cost adjustments (a)	(78)	(34)

Total cost of sales	97	(4)

Domestic gross energy margins	$(73)	$61

(a)
Adjusted to exclude the impact of any revenues and costs not associated with domestic gross energy margins, in particular, revenues and energy costs related to the international operations of PPL Global, the domestic delivery operations of PPL Electric and PPL Gas Utilities and an accrual for the loss contingency related to the PJM billing dispute in 2005 (see Note 14 to the Financial Statements for additional information). Also adjusted to include the margins of PPL's Sundance plant, which are included in "Loss from Discontinued Operations," and gains or losses on sales of emission allowances, which are included in "Other operation and maintenance" expenses, on the Statement of Income. Also, 2003 includes a reduction of the reserve for Enron receivables.

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

	2005 vs. 2004	2004 vs. 2003

Eastern U.S.	$(77)	$58

Northwestern U.S.	(1)	(2)

Southwestern U.S.	(8)	(8)

Net energy trading	13	13

Domestic gross energy margins	$(73)	$61

Eastern U.S.

Eastern U.S. non-trading margins were lower in 2005 compared with 2004, primarily due to higher fuel costs. Average coal prices increased by 12% over last year, while average gas and oil prices increased by 24%. Despite record high generation in 2005, the increased use of higher-cost oil and gas units to cover retail volumes, which were up 5% over 2004, and generation output lost during coal and nuclear plant outages contributed to lower margins. Due to market price increases and changes in fuel mix, average fuel prices increased 22% over 2004. Partially offsetting the effects of higher supply costs was a 2% increase in retail energy prices, in accordance with the schedule established by the PUC Final Order.

Eastern U.S. non-trading margins were higher in 2004 compared with 2003, primarily due to 3% higher generation, as well as higher prices and slightly higher sales volumes. In PJM, where the majority of PPL's Eastern wholesale activity occurs, average spot prices rose 15% in 2004 over 2003. PPL also benefited from favorable transmission congestion positions. In addition, retail energy prices increased by approximately 1% in 2004 in accordance with the schedule established by the PUC. The higher sales volumes reflect the return of customers who had previously shopped for electricity, as well as new load obligations in Connecticut and New Jersey, partially offset by lower wholesale sales. Partially offsetting these improvements were increased supply costs driven by increased fossil fuel and purchased power prices.

Southwestern U.S.

Southwestern U.S. non-trading margins were lower in 2005 compared with 2004, primarily due to the sale of PPL's Sundance plant in May 2005 and the cost to terminate a tolling arrangement on the Griffith plant during the second quarter of 2005.

Southwestern U.S. non-trading margins were lower in 2004 compared with 2003, primarily due to a 17% decrease in wholesale volumes. Also contributing to the decrease in margins was a $3 million positive impact to 2003 margins related to a partial reversal of a reserve against Enron receivables.

Net Energy Trading

PPL enters into certain energy contracts that meet the criteria of trading derivatives as defined by EITF Issue 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities." These physical and financial contracts cover trading activity associated with electricity, gas and oil.

Net energy trading margins increased by $13 million in 2005 compared with 2004, primarily due to the inclusion of FTRs. As of July 1, 2005, FTRs were deemed to meet the definition of a derivative and were accounted for as such prospectively. Therefore, the forward and realized value for FTRs entered into for speculative purposes is accounted for as part of "Net energy trading margins" on the Statement of Income. From July 1 through December 31, 2005, gains on speculative FTRs totaled $10 million.

The $13 million increase in net energy trading margins in 2004 compared with 2003 was due to a $6 million increase in electricity positions and a $6 million increase in gas and oil positions.

The physical volumes for electricity and gas associated with energy trading were 5,800 GWh and 13.4 Bcf in 2005; 5,700 GWh and 11.7 Bcf in 2004; and 5,200 GWh and 12.6 Bcf in 2003. The amount of energy trading margins from unrealized mark-to-market transactions was a $5 million loss in 2005, a $13 million gain in 2004 and not significant in 2003.

Utility Revenues

The increases in utility revenues were attributable to:

	2005 vs. 2004	2004 vs. 2003
Domestic:

Retail electric revenue (PPL Electric)

PLR electric generation supply	$122	$94

Electric delivery	201	(7)

Wholesale electric revenue (PPL Electric)	(2)	(23)

Gas revenue (PPL Gas Utilities)	9	22

Other	1	(1)

International:

Retail electric delivery (PPL Global)

U.K.	34	70

Chile	52	27

El Salvador	10

Bolivia	2	1

	$429	$183

The increase in utility revenues for 2005 compared with 2004 was attributable to:

•	higher domestic delivery revenues resulting from higher transmission and distribution customer rates effective January 1, 2005, and a 4.3% increase in volume;
•	higher PLR revenues due to higher energy and capacity rates and a 6% increase in volume, in part due to the return of customers previously served by alternate suppliers;
•	higher revenues in Chile, primarily due to a 7% increase in sales volumes, higher average prices overall and a favorable change in foreign currency exchange rates;
•	higher U.K. revenues, primarily due to favorable customer mix, an incentive revenue award for outstanding customer service and a favorable change in foreign currency exchange rates; and
•	higher revenues in El Salvador, primarily due to a 6% increase in sales volumes and higher average prices overall.

The increase in utility revenues for 2004 compared with 2003 was attributable to:

•	higher PLR revenues due to higher energy and capacity rates and a 3.6% increase in volume, in part due to the return of customers previously served by alternate suppliers;
•
higher gas revenues, primarily due to sales of storage gas in the fourth quarter of 2004, and the increase in natural gas prices, which are a pass-through to customer rates, partially offset by a decrease in volume;

•	higher U.K. revenues, primarily due to a favorable change in foreign currency exchange rates;
•
higher revenues in Chile, due to higher energy prices, which are a pass-through to customer rates, a favorable change in foreign currency exchange rates, and a 7% increase in sales volumes; partially offset by

•	lower electric delivery revenues, due to a decrease in ITC and CTC revenue as a result of lower ITC rates, and several rate groups reaching their rate cap; and
•	lower wholesale electric revenues, due to the expiration of all PPL Electric municipal purchase power agreements at the end of January 2004.

Energy-related Businesses

Energy-related businesses contributed $9 million more to operating income in 2005, compared with 2004. The increase was attributable to:

•	a $15 million pre-tax loss in 2004, related to the sale of CGE (see Note 9 to the Financial Statements);
•	an aggregate increase of $4 million from various international subsidiary businesses; and
•	a $6 million increase from PPL Telcom due to an increase in transport-related sales, as well as reduced spending on a product line; partially offset by
•
additional pre-tax losses in 2005 of $16 million on synfuel projects. This reflects $26 million of additional expenses due to higher production levels, offset by a $10 million net unrealized gain on options purchased to hedge a portion of the risk associated with the phase-out of the synthetic fuel tax credits for 2006 and 2007.

Energy-related businesses contributed $39 million less to operating income in 2004 compared with 2003. The decrease was primarily attributable to:

•	a $17 million higher pre-tax operating loss from synfuel projects;
•	a $15 million pre-tax loss on the sale of CGE in 2004;
•	an aggregate decrease of $3 million from various domestic subsidiary businesses; and
•	a $3 million pre-tax decrease from Latin American subsidiaries due primarily to lower dividends received and lower construction sales.

Other Operation and Maintenance

The increases in other operation and maintenance expenses were due to:

	2005 vs. 2004	2004 vs. 2003

Martins Creek ash basin remediation (Note 14)	$48

Costs associated with severe ice storms in January 2005	16

Subsequent deferral of a portion of costs associated with January 2005 ice storms (Note 1)	(12)

Accelerated amortization of stock-based compensation (Note 1)	18

NorthWestern litigation payment (Note 14)	9

Outage costs at Eastern U.S. fossil/hydro stations	14	$1

Outage costs at Susquehanna nuclear station	6	2

Outage costs at Western U.S. fossil/hydro stations	4

Change in foreign currency exchange rates	1	15

Reduction in WPD costs that are a pass-through to customers	(7)	(10)

Property damage and environmental insurance settlements which were recorded in 2003		27

Increase in domestic system reliability work and tree trimming	10

Increase in domestic and international pension costs	49	18

Additional expenses of new generating facilities		5

Increase in WPD tree trimming costs		8

Decrease in the Clean Air Act contingency relating to generating facilities recorded in 2005 and 2003	(3)	8

Consulting and independent auditor costs to meet the requirements of Sarbanes-Oxley 404	(2)	6

Write-off of Hurricane Isabel costs not approved for recovery by the PUC		4

Decrease in lease expense due to consolidation of the lessor of the University Park generation facility		(13)

WPD capitalization	4	(13)

Decrease in other postretirement benefit expense	(5)	(12)

Other	14	14

	$164	$60

The increase in net pension costs for both periods was primarily attributable to reductions in the discount rate assumption for PPL's domestic and international pension plans at December 31, 2004 and 2003. Increased WPD pension obligations as a result of the most recent actuarial valuation as of March 31, 2004, also served to increase the 2005 and ongoing net pension costs.

Although financial markets have improved and equity returns for PPL's domestic and international plans have been strong, interest rates on longer-duration, fixed-income obligations have continued to fall, requiring further reductions to the discount rates at December 31, 2005. In addition, PPL adopted the most current mortality tables and other demographic assumptions for its pension plans as of December 31, 2005. These assumptions are expected to increase PPL's pension costs for 2006 by approximately $20 million. See Note 12 to the financial statements for details on the funded status of PPL's pension plans.

Depreciation

Increases in depreciation expense were due to:

	2005 vs. 2004	2004 vs. 2003

Lower Mt. Bethel generation facility, which began commercial operation in May 2004	$6	$10

Other additions to PP&E	14	18

University Park generation facility - FIN 46 (a)		9

Reduction of useful lives of certain assets (Note 1)	7

Foreign currency exchange rates	1	13

2003 purchase accounting adjustments related to the 2002 acquisition of WPD assets		(22)

Extension of useful lives of certain generation assets (Note 1)	(12)

	$16	$28

(a)
The lessor of this facility was consolidated under FIN 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," effective December 31, 2003. In June 2004, a subsidiary of PPL Energy Supply purchased the University Park generation facility from the lessor that was consolidated by PPL Energy Supply under FIN 46. See Note 22 to the Financial Statements for additional information.

Taxes, Other Than Income

In 2004, PPL Electric reversed a $14 million accrued liability for 1998 and 1999 PURTA taxes that had been accrued based on potential exposure in the proceedings regarding the Susquehanna nuclear station tax assessment. The rights of third-party intervenors to further appeal expired in 2004. The reversal and a $19 million increase in domestic gross receipts tax expense, offset by an $8 million decrease in domestic capital stock expense in 2005, are the primary reasons for the $30 million increase in taxes, other than income, compared with 2004.

Taxes, other than income, decreased by $7 million in 2004 compared with 2003. The decrease was primarily due to the reversal of the PURTA tax liability and a $5 million decrease in domestic capital stock expense, partially offset by an $8 million increase in WPD's property tax, primarily from the impact of changes in foreign currency exchange rates, adjustments recorded in 2003 and an increase in property tax rates.

Workforce Reduction

See Note 20 to the Financial Statements for information on the $9 million charge recorded in 2003.

Other Income - net

See Note 16 to the Financial Statements for details of other income and deductions.

Financing Costs

The increase (decrease) in interest expense, which includes "Interest Expense" and "Distributions on Preferred Securities," was due to:

	2005 vs. 2004	2004 vs. 2003

Interest expense related to the Lower Mt. Bethel generation facility, which began commercial operation in May 2004 (a)	$14	$23

Increase (decrease) in interest expense related to the University Park generation facility (b)	(13)	13

Interest accrued for PJM billing dispute	8

Write-off of financing costs associated with PPL Energy Supply's 2.625% Convertible Senior Notes (Note 8)	6

Increase in foreign currency exchange rates	1	15

Increase (decrease) in interest expense due to hedging activities accounted for under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities"	26	(11)

Increase (decrease) in amortization expense	9	(6)

Increase (decrease) in short-term debt interest expense	4	(10)

Decrease in long-term debt interest expense	(55)	(1)

(Increase) decrease in capitalized interest	(3)	1

Write-off of unamortized swap costs on WPD debt restructuring in 2003		(11)

Other	(2)

	$(5)	$13

(a)	Prior to commercial operation, interest related to the Lower Mt. Bethel financing was capitalized as part of the cost of the facility.
(b)
In June 2004, a subsidiary of PPL Energy Supply purchased the University Park generation facility from the lessor that was consolidated by PPL Energy Supply under FIN 46 (revised December 2003), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." In connection with the purchase, the related financing was repaid and the deferred financing costs were written off. See Note 22 to the Financial Statements for further information.

Income Taxes

Income tax expense decreased by $82 million in 2005 compared with 2004. This decrease was primarily attributable to:

•	a $22 million reduction in income taxes related to lower pre-tax book income;
•	a $33 million tax benefit recognized in 2005 related to additional nonconventional fuel tax credits in excess of credits recognized in 2004;
•	a $19 million decrease in tax expense on foreign earnings in 2005;
•	a $12 million reduction in income tax expense related to the filing of PPL's income tax returns; offset by
•
a $3 million reduction in tax benefits in 2005 related to federal and state income tax reserves that included a $15 million decrease in tax benefits associated with stranded costs securitization, offset by a $12 million increase in tax benefits associated with other income tax reserves, predicated upon management's reassessment of its best estimate of probable tax exposure relative to 2004.

Income tax expense increased by $24 million in 2004 compared with 2003. This increase was primarily attributable to:

•	an $84 million tax benefit recognized in 2003 related to foreign investment losses not recurring in 2004; and
•	a $9 million tax benefit recognized in 2003 related to a charitable contribution of property not recurring in 2004; offset by
•
a $22 million tax benefit recognized in 2004 related to a reduction in tax reserves associated with stranded costs securitization predicated upon management's reassessment of its best estimate of probable tax exposure relative to 2003;

•	a $25 million decrease in tax expense on foreign earnings in 2004; and
•	a $22 million tax benefit recognized in 2004 related to additional nonconventional fuel tax credits in excess of credits recognized in 2003.

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

Discontinued Operations

In 2003, PPL reported a loss of $20 million in connection with the approval of a plan of sale of PPL Global's investment in a Latin American telecommunications company. In 2005, PPL recorded a $47 million loss, net of a tax benefit of $26 million, on the sale of its Sundance power plant.

See Note 9 to the Financial Statements for information on the sales, along with information regarding operating losses recorded in 2003, 2004 and 2005 for the Sundance plant prior to the sale and for operating losses recorded in 2004 related to the sale of PPL Global's investment in the Latin American telecommunications company.

Cumulative Effects of Changes in Accounting Principles

In 2003, PPL recorded a charge of $27 million, after-tax, as a cumulative effect of a change in accounting principle in connection with the adoption of FIN 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," for certain entities. See Note 22 to the Financial Statements for additional information.

PPL adopted SFAS 143, "Accounting for Asset Retirement Obligations," in 2003 and adopted FIN 47, "Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143," in 2005. Both pronouncements address the accounting for obligations associated with the retirement of tangible long-lived assets. They require legal obligations associated with the retirement of long-lived assets to be recognized as a liability in the financial statements. Application of the new rules resulted in cumulative effects of changes in accounting principles that increased net income by $63 million in 2003 and decreased net income by $8 million in 2005. See Note 21 to the Financial Statements for additional information.

Financial Condition

Liquidity and Capital Resources

PPL is focused on maintaining an appropriate liquidity position and strengthening its balance sheet, thereby continuing to improve its credit profile. PPL believes that its cash on hand, short-term investments, operating cash flows, access to debt and equity capital markets and borrowing capacity, taken as a whole, provide sufficient resources to fund its ongoing operating requirements, future security maturities and estimated future capital expenditures. PPL currently expects cash, cash equivalents and short-term investments at the end of 2006 to be approximately $400 million, while maintaining approximately $3.3 billion in credit facilities. However, PPL's cash flows from operations and its access to cost effective bank and capital markets are subject to risks and uncertainties, including but not limited to:

•	changes in market prices for electricity;
•	changes in commodity prices that may increase the cost of producing power or decrease the amount PPL receives from selling power;
•	price and credit risks associated with selling and marketing products in the wholesale power markets;
•	significant switching by customers to or from alternative suppliers that would impact the level of sales under the PLR contracts;
•
ineffectiveness of the trading, marketing and risk management policy and programs used to mitigate PPL's risk exposure to adverse energy and fuel prices, interest rates, foreign currency exchange rates and counterparty credit;

•	unusual or extreme weather that may damage PPL's transmission and distribution facilities or affect energy sales to customers;
•	reliance on transmission and distribution facilities that PPL does not own or control to deliver its electricity and natural gas;
•	unavailability of generating units (due to unscheduled or longer-than-anticipated generation outages) and the resulting loss of revenues and additional costs of replacement electricity;
•	ability to recover and the timeliness and adequacy of recovery of costs associated with regulated utility businesses;
•	costs of compliance with existing and new environmental laws and with new safety requirements for nuclear facilities;
•	any adverse outcome of legal proceedings and investigations currently being conducted with respect to PPL's current and past business activities;
•	a phase-out of the significant tax credits that PPL receives based on the sale of synthetic fuel; and
•	a downgrade in PPL's or its subsidiaries' credit ratings that could negatively affect their ability to access capital and increase the cost of maintaining credit facilities and any new debt.

At December 31, 2005, PPL had $618 million of cash, cash equivalents and short-term investments and $214 million of short-term debt, compared with $682 million in cash, cash equivalents and short-term investments and $42 million of short-term debt at December 31, 2004, and $476 million in cash, cash equivalents and short-term investments and $56 million of short-term debt at December 31, 2003. The changes in PPL's cash and cash equivalents position resulted from:

	2005	2004 (a)	2003 (a)

Net Cash Provided by Operating Activities	$1,388	$1,497	$1,355

Net Cash Used in Investing Activities	(779)	(778)	(754)

Net Cash Used in Financing Activities	(676)	(578)	(387)

Effect of Exchange Rates on Cash and Cash Equivalents	6	9	7

Net Increase (Decrease) in Cash and Cash Equivalents	$(61)	$150	$221

(a)	See Note 1 to the Financial Statements for an explanation of prior year reclassifications.

Operating Activities

Net cash from operating activities decreased by 7%, or $109 million, in 2005 compared with 2004, primarily as a result of increased income tax payments and fuel expenditures, partially offset by favorable margin impacts attributable to the 7.1% increase in distribution rates and transmission cost recoveries effective January 1, 2005. Income tax payments increased primarily due to favorable impacts of tax credits and refunds realized in 2004. Fuel expenditures increased $115 million due to increased prices and inventory build-up in anticipation of price increases in 2006. Net cash from operating activities increased by 10%, or $142 million, in 2004 compared with 2003, reflecting higher energy margins and other improvements in cash-adjusted net income.

PPL expects to continue to maintain stable cash provided by operating activities as a result of its long-term and intermediate-term power sales commitments from wholesale and retail customers and long-term fuel purchase contracts. PPL estimates that, on average, approximately 84% of its expected annual generation output for the period 2006 through 2009 is committed under long-term and intermediate-term power sales contracts. PPL currently estimates that approximately 5% of its expected generation output for 2010 is committed under power sales contracts, due to the expiration of the PLR contracts at the end of 2009. Consistent with its business strategy, PPL expects that the capacity and energy currently committed to long-term power sales contracts will be contracted in the wholesale markets during the next few years. Based on the way in which the wholesale markets have developed to this point, new contracts may be of a shorter duration than the PLR supply contracts with PPL Electric, which at inception had terms of approximately nine years.

PPL's contracts for the sale and purchase of electricity and fuel often require cash collateral or other credit enhancement, or reductions or terminations of a portion of the entire contract through cash settlement, in the event of a downgrade of PPL's or its subsidiaries' credit ratings or adverse changes in market prices. For example, in addition to limiting its trading ability, if PPL's or its subsidiaries' ratings were lowered to below "investment grade" and energy prices increased by 10%, PPL estimates that, based on its December 31, 2005 positions, it would have had to post additional collateral of approximately $611 million, compared with $280 million at December 31, 2004. PPL has in place risk management programs that are designed to monitor and manage its exposure to volatility of cash flows related to changes in energy prices, interest rates, foreign currency exchange rates, counterparty credit quality and the operational performance of its generating units.

Investing Activities

Although net cash used in investing activities remained stable in 2005 compared with 2004, and in 2004 compared with 2003, there were significant changes in certain components. PPL received $190 million in proceeds from the sale of the Sundance power plant in 2005, compared with $123 million of proceeds from the sale of PPL's minority interest in CGE in 2004. For 2005 compared with 2004, there was an increase of $58 million in net proceeds from the sales of auction rate securities, an increase of $77 million in capital expenditures and an increase of $63 million in net purchases of emission allowances, in anticipation of future generation. For 2004 compared with 2003, PPL received $123 million of proceeds from the sale of PPL's minority interest in CGE in 2004, which was partially offset by a net increase of $60 million in restricted cash, an increase of $46 million in net purchases of auction rate securities and an increase of $46 million in net purchases of emission allowances. The primary use of cash in investing activities is capital expenditures. See "Forecasted Uses of Cash" for detail regarding capital expenditures in 2005 and projected expenditures for the years 2006 through 2010.

Financing Activities

Net cash used in financing activities was $676 million in 2005, compared with $578 million in 2004 and $387 million in 2003. The increase from 2004 to 2005 primarily reflects the continued retirement of long-term debt and increased dividends to shareowners. In 2005, cash used in financing activities primarily consisted of net debt retirements of $340 million and common and preferred distributions paid of $349 million, partially offset by common stock sale proceeds of $37 million.

In 2004, cash used in financing activities primarily consisted of net debt retirements of $863 million and common and preferred distributions paid of $299 million, partially offset by common stock sale proceeds of $596 million, of which $575 million related to the settlement of the common stock purchase contracts that were a component of the PEPS Units and the PEPS Units, Series B.

In 2003, cash used in financing activities primarily consisted of net debt retirements of $460 million, preferred stock retirements of $31 million and common and preferred distributions paid of $287 million, partially offset by common stock sale proceeds of approximately $426 million. See "Forecasted Sources of Cash" for a discussion of PPL's plans to issue debt and equity securities, as well as a discussion of credit facility capacity available to PPL. Also see "Forecasted Uses of Cash" for a discussion of PPL's plans to pay dividends on its common and preferred securities and repurchase common stock in the future, as well as maturities of PPL's long-term debt.

PPL's debt financing activity in 2005 was:

	Issuances	Retirements

PPL Energy Supply Senior Unsecured Notes (a)	$313

PPL Capital Funding Medium-Term Notes		$(350)

PPL Transition Bond Company Transition Bonds		(266)

PPL Electric First Mortgage Bonds		(69)

PPL Electric First Mortgage Pollution Control Bonds	224	(224)

PPL Electric Senior Secured Bonds	200

PPL Capital Funding Subordinated Notes		(142)

WPD Unsecured Bonds (b)		(208)

WPD short-term debt (net change)	84

PPL Energy Supply Commercial Paper (net change)	100

Latin American companies long-term debt		(2)

Total	$921	$(1,261)

Net reduction		$(340)

(a)	Includes a premium of approximately $13 million associated with the remarketing feature of the 5.70% REset Put Securities due 2035.
(b)	Repayment includes $30 million that was used to settle a related cross-currency swap.

Debt issued during 2005 had stated interest rates ranging from 2.25% to 9.0% and maturities from 2005 through 2035. See Note 8 to the Financial Statements for more detailed information regarding PPL's financing activities.

Forecasted Sources of Cash

PPL expects to continue to have significant sources of cash available in the near term, including various credit facilities, commercial paper programs, an asset-backed commercial paper program and operating leases. PPL also expects to continue to have access to debt and equity capital markets, as necessary, for its long-term financing needs.

Credit Facilities

At December 31, 2005, PPL's total committed borrowing capacity under credit facilities and the use of this borrowing capacity were:

	Committed Capacity	Borrowed	Letters of Credit Issued and Commercial Paper Backstop (d)	Available Capacity

PPL Electric Credit Facilities (a)	$300			$300

PPL Energy Supply Credit Facilities (b)	2,400		$757	1,643

WPD (South West) Bank Facilities (c)	697	$55	2	640

Total	$3,397	$55	$759	$2,583

(a)
Borrowings under PPL Electric's credit facilities bear interest at LIBOR-based rates plus a spread, depending upon the company's public debt rating. PPL Electric also has the capability to cause the lenders to issue up to $300 million of letters of credit under these facilities, which issuances reduce available borrowing capacity.

The credit facilities contain a financial covenant requiring debt to total capitalization to not exceed 70%. At December 31, 2005 and 2004, PPL Electric's consolidated debt to total capitalization percentages, as calculated in accordance with its credit facilities, were 55% and 54%. The credit facilities also contain standard representations and warranties that must be made for PPL Electric to borrow under them.

(b)
Borrowings under PPL Energy Supply's credit facilities bear interest at LIBOR-based rates plus a spread, depending upon the company's public debt rating. PPL Energy Supply also has the capability to cause the lenders to issue up to $2.4 billion of letters of credit under these facilities, which issuances reduce available borrowing capacity.

These credit facilities contain a financial covenant requiring debt to total capitalization to not exceed 65%. At December 31, 2005 and 2004, PPL Energy Supply's consolidated debt to total capitalization percentages, as calculated in accordance with its credit facilities were 35% and 34%. The credit facilities also contain standard representations and warranties that must be made for PPL Energy Supply to borrow under them.

(c)
Borrowings under WPD (South West)'s credit facilities bear interest at LIBOR-based rates plus a spread, depending upon the company's public debt rating. WPD (South West) also has the capability to cause the lenders to issue up to approximately $4 million of letters of credit under one of its facilities, which can only be used for letters of credit.

These credit facilities contain financial covenants that require WPD (South West) to maintain an interest coverage ratio of not less than 3.0 times consolidated earnings before income taxes, depreciation and amortization and a regulatory asset base (RAB) at £150 million greater than total gross debt, in each case as calculated in accordance with the credit facilities. At December 31, 2005 and 2004, WPD (South West)'s interest coverage ratios, as calculated in accordance with its credit lines, were 6.0 and 6.8. At December 31, 2005 and 2004, WPD (South West)'s RAB, as calculated in accordance with the credit facilities, exceeded its total gross debt by £407 million and £534 million.

(d)
The Borrower under each of these facilities has a reimbursement obligation to the extent any letters of credit are drawn upon. The letters of credit issued as of December 31, 2005, expire as follows: $641 million in 2006 and $18 million in 2007. As of December 31, 2005, $100 million of PPL Energy Supply's credit facility capacity served as commercial paper backstop.

In addition to the financial covenants noted in the table above, these credit agreements contain various other covenants. Failure to meet the covenants beyond applicable grace periods could result in acceleration of due dates of borrowings and/or termination of the agreements. PPL monitors the covenants on a regular basis. At December 31, 2005, PPL was in material compliance with those covenants. At this time, PPL believes that these covenants and other borrowing conditions will not limit access to these funding sources. PPL intends to renew and extend $2.5 billion of its credit facility capacity in 2006. See Note 8 to the Financial Statements for further discussion of PPL's credit facilities.

Commercial Paper

PPL Energy Supply and PPL Electric maintain commercial paper programs for up to $500 million for PPL Energy Supply and for up to $200 million for PPL Electric to provide them each with an additional financing source to fund their short-term liquidity needs, if and when necessary. Commercial paper issuances are supported by certain credit agreements of each company. PPL Energy Supply had $100 million of commercial paper outstanding at December 31, 2005, and no commercial paper outstanding at December 31, 2004. PPL Electric had no commercial paper outstanding at December 31, 2005 and 2004. During 2006, PPL Energy Supply and PPL Electric may issue commercial paper from time to time to facilitate short-term cash flow needs.

Asset-Backed Commercial Paper Program

PPL Electric participates in an asset-backed commercial paper program through which PPL Electric obtains financing by selling and contributing its eligible accounts receivable and unbilled revenue to a special purpose, wholly owned subsidiary on an ongoing basis. The subsidiary pledges these assets to secure loans of up to an aggregate of $150 million from a commercial paper conduit sponsored by a financial institution. PPL Electric uses the proceeds from the program for general corporate purposes and to cash collateralize letters of credit. At December 31, 2005 and 2004, the loan balance outstanding was $42 million, all of which was being used to cash collateralize letters of credit. See Note 8 to the Financial Statements for further discussion of the asset-backed commercial paper program.

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

PPL, through its subsidiary PPL Montana, leases a 50% interest in Colstrip Units 1 and 2 and a 30% interest in Unit 3, under four 36-year, non-cancelable operating leases. These operating leases are not recorded on PPL's Balance Sheet, which is in accordance with applicable accounting guidance. The leases place certain restrictions on PPL Montana's ability to incur additional debt, sell assets and declare dividends. At this time, PPL believes that these restrictions will not limit access to these funding sources or cause acceleration or termination of the leases. See Note 8 to the Financial Statements for a discussion of other dividend restrictions related to PPL subsidiaries.

See Note 10 to the Financial Statements for further discussion of the operating leases.

Long-Term Debt and Equity Securities

Subject to market conditions in 2006, PPL and its subsidiaries currently plan to issue approximately $1.1 billion in long-term debt securities and $250 million in preferred securities. PPL expects to use the proceeds primarily to fund capital expenditures, to fund maturities of existing debt and for general corporate purposes. PPL currently does not plan to issue any significant amounts of common stock in 2006.

Forecasted Uses of Cash

In addition to expenditures required for normal operating activities, such as purchased power, payroll, fuel and taxes, PPL currently expects to incur future cash outflows for capital expenditures, various contractual obligations, payment of dividends on its common and preferred securities and possibly the repurchase of a portion of its common stock, beginning in 2009.

Capital Expenditures

The table below shows PPL's actual spending for the year 2005 and current capital expenditure projections for the years 2006 through 2010.

	Actual	Projected

	2005	2006	2007	2008	2009	2010
Construction expenditures (a) (b)

Generating facilities	$180	$256	$216	$167	$200	$174

Transmission and distribution facilities	460	511	526	511	552	615

Environmental	48	370	567	296	64	67

Other	59	82	76	37	29	29

Total Construction Expenditures	747	1,219	1,385	1,011	845	885

Nuclear fuel	64	81	92	97	97	99

Total Capital Expenditures	$811	$1,300	$1,477	$1,108	$942	$984

(a)	Construction expenditures include AFUDC and capitalized interest, which are expected to be approximately $151 million for the 2006-2010 period.
(b)	This information excludes any potential investments by PPL Global and PPL Development Company for new projects.

PPL's capital expenditure projections for the years 2006-2010 total approximately $5.8 billion. Capital expenditure plans are revised periodically to reflect changes in market and regulatory conditions. See Note 14 to the Financial Statements for additional information regarding the installation costs of sulfur dioxide scrubbers and other pollution control equipment, which comprise most of the "Environmental" expenditures noted above.

PPL plans to fund all of its capital expenditures in 2006 with cash on hand, cash from operations, and, when necessary, the issuance of debt securities.

Contractual Obligations

PPL has assumed various financial obligations and commitments in the ordinary course of conducting its business. At December 31, 2005, the estimated contractual cash obligations of PPL were:

Contractual Cash Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Long-term Debt (a)	$7,189	$1,126	$1,647	$702	$3,714

Capital Lease Obligations	17	1	2	2	12

Operating Leases	758	77	134	124	423

Purchase Obligations (b)	4,224	1,414	1,786	429	595

Other Long-term Liabilities Reflected on the Balance Sheet under GAAP (c)	65	27	38

Total Contractual Cash Obligations	$12,253	$2,645	$3,607	$1,257	$4,744

(a)
Reflects principal maturities only, including maturities of consolidated lease debt. See Note 4 to the Financial Statements for a discussion of conversion triggers related to PPL Energy Supply's 2.625% Convertible Senior Notes. Also, see Note 8 for a discussion of the remarketing feature related to PPL Energy Supply's 5.70% REset Put Securities.

(b)
The payments reflected herein are subject to change, as certain purchase obligations included are estimates based on projected obligated quantities and/or projected pricing under the contracts. Purchase orders made in the ordinary course of business are excluded from the amounts presented. Includes obligations related to nuclear fuel and the installation of the scrubbers, which are also reflected in the Capital Expenditures table presented above.

(c)
The amounts reflected represent estimated deficit pension funding requirements arising from an actuarial valuation performed in March 2004 and do not include pension funding requirements for future service.

Dividends

In December 2004, PPL's Board of Directors adopted a dividend policy that provides for growing the common stock dividend in the future at a rate exceeding the projected rate of growth in earnings per share from ongoing operations until the dividend payout ratio reaches the 50 percent level, which PPL expects to occur in 2006. Earnings from ongoing operations exclude items that management considers unusual. In February 2006, PPL announced its expectation that the growth rate of its dividends over the next few years will continue to exceed the growth rate in the company's earnings per share and, therefore, result in a dividend payout ratio above 50 percent after 2006. Any future dividends are subject to the Board of Directors' quarterly dividend declarations, based on the company's financial position and other relevant considerations at the time.

PPL Electric expects to continue to pay quarterly dividends on its outstanding preferred stock, and to pay quarterly dividends on the preferred securities expected to be issued in 2006, in each case if and as declared by its Board of Directors.

Common Stock Repurchase

Given the continued improvement in its credit profile, PPL expects to be in a position to repurchase a portion of its common stock beginning in 2009.

Credit Ratings

Moody's, S&P and Fitch periodically review the credit ratings on the debt and preferred securities of PPL and its subsidiaries. Based on their respective reviews, the rating agencies may make certain ratings revisions.

A credit rating reflects an assessment by the rating agency of the credit worthiness associated with particular securities issued by PPL and its subsidiaries based on information provided by PPL and other sources. The ratings of Moody's, S&P and Fitch are not a recommendation to buy, sell or hold any securities of PPL or its subsidiaries. Such ratings may be subject to revisions or withdrawal by the agencies at any time and should be evaluated independently of each other and any other rating that may be assigned to their securities. A downgrade in PPL's or its subsidiaries' credit ratings could result in higher borrowing costs and reduced access to capital markets.

The following table summarizes the credit ratings of PPL and its key subsidiaries at December 31, 2005.

	Moody's	S&P	Fitch (b)
PPL
Issuer Rating		BBB	BBB
Senior Unsecured Debt	Baa3	BBB-	BBB
Outlook	STABLE	STABLE	STABLE

PPL Energy Supply
Issuer Rating		BBB	BBB
Senior Unsecured Notes	Baa2	BBB	BBB+
Commercial Paper	P-2	A-2	F2
Outlook	STABLE	STABLE	STABLE

PPL Capital Funding
Issuer Rating			BBB
Senior Unsecured Debt	Baa3	BBB-	BBB
Subordinated Debt	Ba1	BBB-	BBB-
Medium-Term Notes	Baa3	BBB-	BBB
Outlook	STABLE	STABLE	STABLE

PPL Electric
Senior Unsecured/Issuer Rating	Baa2	A-	BBB
First Mortgage Bonds	Baa1	A-	A-
Pollution Control Bonds (a)	Aaa	AAA
Senior Secured Bonds	Baa1	A-	A-
Commercial Paper	P-2	A-2	F2
Preferred Stock	Ba1	BBB	BBB+
Outlook	STABLE	STABLE	STABLE

PPL Transition Bond Company
Transition Bonds	Aaa	AAA	AAA

PPL Montana
Pass-Through Certificates	Baa3	BBB-	BBB
Outlook	STABLE	STABLE

WPDH Limited
Issuer Rating	Baa3	BBB-
Senior Unsecured Debt	Baa3	BBB-	BBB-
Short-term Debt		A-3
Outlook	STABLE	STABLE	STABLE

WPD LLP
Issuer Rating		BBB-
Senior Unsecured Debt	Baa2	BBB-	BBB
Short-term Debt		A-3
Preferred Stock	Baa3	BB	BBB-
Outlook	STABLE	STABLE	STABLE

WPD (South Wales)
Issuer Rating		BBB+
Senior Unsecured Debt	Baa1	BBB+	BBB+
Short-term Debt		A-2	F2
Outlook	STABLE	STABLE	STABLE

WPD (South West)
Issuer Rating	Baa1	BBB+
Senior Unsecured Debt	Baa1	BBB+	BBB+
Short-term Debt	P-2	A-2	F2
Outlook	STABLE	STABLE	STABLE

(a)	Insured as to payment of principal and interest.
(b)	All Issuer Ratings for Fitch are "Issuer Default Ratings."

The rating agencies took the following actions on the debt and preferred securities of PPL and its subsidiaries in 2005 and through February 2006:

Moody's

In June 2005, Moody's revised its outlooks to stable from negative on the senior unsecured debt and issuer ratings of WPDH Limited, the senior unsecured debt ratings of WPD LLP and the subordinated unsecured debt ratings of WPD LLP's unconsolidated subsidiary SIUK Capital Trust I. Moody's indicated that this positive change to the financial profiles resulted from a reduction in consolidated adjusted leverage at the WPD companies as a result of the redeployment to WPD of surplus cash from Latin American subsidiaries of PPL and from PPL's commitment to suspend its dividend from WPDH Limited in 2005. At the same time, Moody's affirmed the WPD companies' long-term and short-term credit rating. The outlook on the debt ratings of WPD (South Wales) and WPD (South West) was already stable.

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

Additionally, in January 2005, S&P revised its outlooks on the WPD companies to stable from negative. S&P attributed this positive change to financial profile improvements resulting from the final regulatory outcome published by Ofgem in November 2004. At the same time, S&P affirmed the WPD companies' long-term and short-term credit ratings.

In October 2005, S&P affirmed its BBB corporate credit rating of PPL and also affirmed its ratings of PPL Energy Supply, PPL Electric and PPL Montana. The ratings affirmation is the result of S&P's annual review of PPL, including its business and financial risk profiles.

Fitch

In January 2005, Fitch announced that it downgraded the WPD companies' senior unsecured credit ratings by one notch:

•	WPDH Limited to BBB- from BBB;
•	WPD LLP to BBB from BBB+; and
•	WPD (South Wales) and WPD (South West) to BBB+/F2 from A-/F1.

Fitch stated that its downgrade was prompted by the high level of pension-adjusted leverage at WPD. Fitch acknowledged that WPD's funding plan should reduce its pension deficit over time, and it expects WPD to proceed with its de-leveraging program. However, Fitch indicated that it is not certain enough, due to the unpredictability in future pension valuations, that pension-adjusted leverage will support a BBB rating at WPDH Limited. Fitch indicated that WPD (South Wales) and WPD (South West) have been downgraded to maintain a two-notch differential with WPDH Limited because Fitch does not believe that WPD's financial ring-fencing is restrictive enough to support a three-notch differential.

In December 2005, Fitch affirmed PPL Montana's amortizing Pass-Through Certificates, the last of which are due 2020, at BBB. Fitch indicated that the rating reflects PPL Montana's credit quality on a stand-alone basis.

In December 2005, Fitch assigned issuer default ratings (IDRs) for its North American global power portfolio of issuers with ratings of BB- or higher. The IDR reflects Fitch's assessment of an issuer's ability to meet all of its financial commitments on a timely basis, effectively becoming its benchmark probability of default. Fitch rates securities in an issuer's capital structure higher, lower or the same as the IDR based on Fitch's assessment of a particular security's relative recovery prospects. There were no changes in Fitch's securities ratings at PPL, PPL Capital Funding, PPL Energy Supply or PPL Electric as a result of Fitch's assignment of an IDR.

In February 2006, Fitch's Europe, Middle East and Africa group implemented IDRs based on its new IDR methodology. This implementation led to Fitch's assignment of the following IDRs and Fitch's revision of its ratings on the following securities currently outstanding at WPD and its affiliates.

•	WPDH Limited IDR of BBB- and senior unsecured rating to BBB from BBB-;
•	WPD LLP IDR of BBB, senior unsecured rating to BBB+ from BBB and preferred stock rating to BBB from BBB-; and
•	WPD (South Wales) and WPD (South West) IDR of BBB+ and senior unsecured debt rating to A- from BBB+.

Fitch's outlook for WPD and its affiliates remains stable.

Ratings Triggers

PPL Energy Supply's $400 million of 2.625% Convertible Senior Notes due 2023 are convertible upon the occurrence of certain events, including if the long-term credit ratings assigned to the notes by Moody's and S&P are lower than BB and Ba2, or either Moody's or S&P no longer rates the notes. The terms of the notes require cash settlement of the principal amount upon conversion of the notes. See Note 4 to the Financial Statements for more information concerning the Convertible Senior Notes.

PPL and its subsidiaries do not have additional material liquidity exposures caused by a ratings downgrade below "investment grade" that would accelerate the due dates of borrowings. However, if PPL's and PPL Energy Supply's debt ratings had been below investment grade at December 31, 2005, PPL and PPL Energy Supply would have had to post an additional $128 million of collateral to counterparties.

Off-Balance Sheet Arrangements

PPL provides guarantees for certain consolidated affiliate financing arrangements that enable certain transactions. Some of the guarantees contain financial and other covenants that, if not met, would limit or restrict the consolidated affiliates' access to funds under these financing arrangements, require early maturity of such arrangements or limit the consolidated affiliates' ability to enter into certain transactions. At this time, PPL believes that these covenants will not limit access to the relevant funding sources.

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

Risk Management - Energy Marketing & Trading and Other

Market Risk

Background

Market risk is the potential loss PPL may incur as a result of price changes associated with a particular financial or commodity instrument. PPL is exposed to market risk from:

•	commodity price risk associated with the sale and purchase of energy and energy-related products, and the purchase of fuel for the generating assets and energy trading activities;
•
interest rate risk associated with variable-rate debt and the fair value of fixed-rate debt used to finance operations, as well as the fair value of debt securities invested in by PPL's nuclear decommissioning trust funds;

•	foreign currency exchange rate risk associated with investments in affiliates in Latin America and Europe, as well as purchases of equipment in currencies other than U.S. dollars; and
•	equity securities price risk associated with the fair value of equity securities invested in by PPL's nuclear decommissioning trust funds.

PPL has a risk management policy approved by its Board of Directors to manage market risk and counterparty credit risk. (Credit risk is discussed below.) The RMC, comprised of senior management and chaired by the Vice President-Risk Management, oversees the risk management function. Key risk control activities designed to monitor compliance with the risk policy and detailed programs include, but are not limited to, credit review and approval, validation of transactions and market prices, verification of risk and transaction limits, sensitivity analyses, daily portfolio reporting, including open positions, mark-to-market valuations and other risk measurement metrics.

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

To record energy derivatives at their fair value, PPL discounts the forward values using the U.S. Utility BBB+ Curve. Additionally, PPL adjusts derivative carrying values to recognize differences in counterparty credit quality and potential illiquidity in the market:

•	The credit adjustment takes into account the probability of default, as calculated by an independent service, for each counterparty that has an out-of-the money position with PPL.

•
The liquidity adjustment takes into account the fact that it may not be appropriate to value contracts at the midpoint of the bid/ask spread. PPL might have to accept the "bid" price if PPL wants to close an open sales position or PPL might have to accept the "ask" price if PPL wants to close an open purchase position.

•
The modeling adjustment takes into account market value for certain contracts when there is no external market to value the contract or when PPL is unable to find independent confirmation of the true market value of the contract.

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

In accordance with EITF 02-3, PPL reflects its net realized and unrealized gains and losses associated with all derivatives that are held for trading purposes in the "Net energy trading margins" line on the Statement of Income. Non-derivative contracts that met the definition of energy trading activities as defined by EITF 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" are reflected in the financial statements using the accrual method of accounting. Under the accrual method of accounting, unrealized gains and losses are not reflected in the financial statements.

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

Accounting Designation

Energy contracts that do not qualify as derivatives receive accrual accounting treatment. For energy contracts that meet the definition of a derivative, the circumstances and intent existing at the time that energy transactions are entered into determine their accounting designation. In addition to energy-related transactions, PPL enters into financial interest rate and foreign currency swap contracts to hedge interest expense associated with both existing and anticipated debt issuances. PPL also enters into foreign currency swap contracts to hedge the fair value of firm commitments denominated in foreign currency and net investments in foreign operations. As with energy transactions, the circumstances and intent existing at the time of the transaction determine a contract's accounting designation. These designations are verified by a separate internal group on a daily basis. See Note 17 to the Financial Statements for a summary of the guidelines that have been provided to the traders who are responsible for the designation of derivative energy contracts.

Commodity Price Risk (Non-trading)

Commodity price risk is one of PPL's most significant risks due to the level of investment that PPL maintains in its generation assets, coupled with the volatility of prices for energy and energy-related products. Several factors influence price levels and volatilities. These factors include, but are not limited to, seasonal changes in demand, weather conditions, available generating assets within regions, transportation availability and reliability within and between regions, market liquidity, and the nature and extent of current and potential federal and state regulations. To hedge the impact of market price fluctuations on PPL's energy-related assets, liabilities and other contractual arrangements, PPL EnergyPlus sells and purchases physical energy at the wholesale level under FERC market-based tariffs throughout the U.S. and enters into financial exchange-traded and over-the-counter contracts. Because PPL owns or controls generating assets, the majority of PPL's energy transactions qualify for accrual or hedge accounting. Additionally, the non-trading portfolio includes the fair value of options that are economic hedges of PPL's synthetic fuel tax credits. Although they do not receive hedge accounting treatment, these options are considered non-trading.

Within PPL's non-trading portfolio, the decision to enter into energy contracts hinges on the expected value of PPL's generation. To address this risk, PPL takes a conservative approach in determining the number of MWhs that are available to be sold forward. In this regard, PPL reduces the maximum potential output that a plant may produce by three factors - planned maintenance, unplanned outages and economic conditions. The potential output of a plant is first reduced by the amount of unavailable generation due to planned maintenance on a particular unit. Another reduction, representing the unplanned outage rate, is the amount of MWhs that historically is not produced by a plant due to such factors as equipment breakage. Finally, the potential output of certain plants (such as peaking units) is reduced because their higher cost of production will not allow them to economically run during all hours.

PPL's non-trading portfolio also includes full requirements energy contracts. The net obligation to serve these contracts changes minute by minute. PPL analyzes historical on-peak and off-peak usage patterns, as well as spot prices and weather patterns, to determine a monthly level of a block of electricity that best fits the usage patterns in order to minimize earnings volatility. On a forward basis, PPL reserves a block amount of generation for full requirements energy contracts that is expected to be the best match with their anticipated usage patterns and energy peaks. Anticipated usage patterns and energy peaks are affected by expected load changes, regional economic drivers and seasonality.

PPL's non-trading commodity derivative contracts mature at various times through 2010. The following chart sets forth PPL's net fair market value of these contracts as of December 31.

	Gains (Losses)

	2005	2004

Fair value of contracts outstanding at the beginning of the period	$(11)	$86

Contracts realized or otherwise settled during the period	(21)	(66)

Fair value of new contracts at inception	27

Other changes in fair values	(279)	(31)

Fair value of contracts outstanding at the end of the period	$(284)	$(11)

The following chart segregates estimated fair values of PPL's non-trading commodity derivative contracts at December 31, 2005, based on whether the fair values are determined by quoted market prices or other more subjective means.

	Fair Value of Contracts at Period-End Gains (Losses)

	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years	Total Fair Value
Source of Fair Value

Prices actively quoted	$21	$7	$3		$31

Prices provided by other external sources	(82)	(235)	(36)		(353)

Prices based on models and other valuation methods	21	17			38

Fair value of contracts outstanding at the end of the period	$(40)	$(211)	$(33)		$(284)

The "Prices actively quoted" category includes the fair value of exchange-traded natural gas futures contracts quoted on the NYMEX, which has currently quoted prices through 2011.

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

Because of PPL's efforts to hedge the value of the energy from its generation assets, PPL sells electricity and buys fuel on a forward basis, resulting in open contractual positions. If PPL were unable to deliver firm capacity and energy or to accept the delivery of fuel under its agreements, under certain circumstances it could be required to pay damages. These damages would be based on the difference between the market price and the contract price of the commodity. Depending on price volatility in the wholesale energy markets, such damages could be significant. Extreme weather conditions, unplanned power plant outages, transmission disruptions, non-performance by counterparties (or their own counterparties) with which it has energy contracts and other factors could affect PPL's ability to meet its obligations, or cause significant increases in the market price of replacement energy. Although PPL attempts to mitigate these risks, there can be no assurance that it will be able to fully meet its firm obligations, that it will not be required to pay damages for failure to perform, or that it will not experience counterparty non-performance in the future.

As of December 31, 2005, PPL estimated that a 10% adverse movement in market prices across all geographic areas and time periods would have decreased the value of the commodity contracts in its non-trading portfolio by approximately $275 million, compared with a decrease of $165 million at December 31, 2004. For purposes of this calculation, an increase in the market price for electricity is considered an adverse movement because PPL's electricity portfolio is generally in a net sales position, and the decrease in the market price for fuel is considered an adverse movement because PPL's commodity fuels portfolio is generally in a net purchase position. PPL enters into those commodity contracts to reduce the market risk inherent in the generation of electricity.

In accordance with its marketing strategy, PPL does not completely hedge its generation output or fuel requirements. PPL estimates that for its entire portfolio, including all generation, emissions and physical and financial energy positions, a 10% adverse change in power prices across all geographic zones and time periods would decrease expected 2006 gross margins by $18 million. Similarly, a 10% adverse movement in all fossil fuel prices would decrease 2006 gross margins by $10 million.

Commodity Price Risk (Trading)

PPL also executes energy contracts to take advantage of market opportunities. As a result, PPL may at times create a net open position in its portfolio that could result in significant losses if prices do not move in the manner or direction anticipated. The margins from these trading activities are shown in the Statement of Income as "Net energy trading margins."

PPL's trading contracts mature at various times through 2009. The following chart sets forth PPL's net fair market value of trading contracts as of December 31.

	Gains (Losses)

	2005	2004

Fair value of contracts outstanding at the beginning of the period	$10	$3

Contracts realized or otherwise settled during the period	(30)	(12)

Fair value of new contracts at inception	3	1

Other changes in fair values	22	18

Fair value of contracts outstanding at the end of the period	$5	$10

PPL will reverse approximately $1 million of the $5 million unrealized trading gains over the first three months of 2006 as the transactions are realized.

The following chart segregates estimated fair values of PPL's trading portfolio at December 31, 2005, based on whether the fair values are determined by quoted market prices or other more subjective means.

	Fair Value of Contracts at Period-End Gains (Losses)

	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years	Total Fair Value
Source of Fair Value

Prices actively quoted	$8	$(2)			$6

Prices provided by other external sources	(1)		$2		1

Prices based on models and other valuation methods	(1)	(1)			(2)

Fair value of contracts outstanding at the end of the period	$6	$(3)	$2		$5

See "Commodity Price Risk (Non-trading)" for information on the various sources of fair value.

As of December 31, 2005, PPL estimated that a 10% adverse movement in market prices across all geographic areas and time periods would have decreased the value of the commodity contracts in its trading portfolio by $23 million, compared with a decrease of $5 million at December 31, 2004.

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

At December 31, 2005, PPL's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was estimated at $7 million, compared with a $4 million exposure at December 31, 2004.

PPL is also exposed to changes in the fair value of its domestic and international debt portfolios. At December 31, 2005, PPL estimated that its potential exposure to a change in the fair value of its debt portfolio, through a 10% adverse movement in interest rates, was approximately $200 million, compared with $216 million at December 31, 2004.

PPL utilizes various risk management instruments to reduce its exposure to the expected future cash flow variability of its debt instruments. These risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financing. While PPL is exposed to changes in the fair value of these instruments, any changes in the fair value of these instruments are recorded in equity and then reclassified into earnings in the same period during which the item being hedged affects earnings. At December 31, 2005, the market value of these instruments, representing the amount PPL would receive upon their termination, was approximately $6 million. At December 31, 2005, PPL estimated that its potential exposure to a change in the fair value of these instruments, through a 10% adverse movement in the hedged exposure, was approximately $7 million, compared with a $2 million exposure at December 31, 2004.

PPL also utilizes various risk management instruments to adjust the mix of fixed and floating interest rates in its debt portfolio. While PPL is exposed to changes in the fair value of these instruments, any change in market value is recorded with an equal and offsetting change in the value of the debt being hedged. At December 31, 2005, PPL estimated that its potential exposure to a change in the fair value of these instruments, through a 10% adverse movement in interest rates, was approximately $12 million, compared with a $19 million exposure at December 31, 2004.

Foreign Currency Risk

PPL is exposed to foreign currency risk, primarily through investments in affiliates in the U.K. and Latin America. In addition, PPL may make purchases of equipment in currencies other than U.S. dollars.

PPL has adopted a foreign currency risk management program designed to hedge certain foreign currency exposures, including firm commitments, recognized assets or liabilities and net investments. In addition, PPL enters into financial instruments to protect against foreign currency translation risk.

To protect expected income in Chilean pesos, PPL entered into an average rate forward for 8 billion Chilean pesos. The settlement date of this forward is November 2006. At December 31, 2005, the market value of this position, representing the amount PPL would pay upon its termination, was insignificant. PPL estimated that its potential exposure to a change in the market value of these instruments, through a 10% adverse movement in foreign exchange rates, was insignificant at December 31, 2005.

WPDH Limited holds a net position in cross-currency swaps totaling $1.1 billion to hedge the interest payments and value of its U.S. dollar-denominated bonds with maturity dates ranging from December 2006 to December 2028. The estimated value of this position at December 31, 2005, being the amount PPL would pay to terminate it, including accrued interest, was approximately $164 million. PPL estimated that its potential exposure to a change in the market value of these instruments, through a 10% adverse movement in foreign exchange rates, was approximately $140 million at December 31, 2005.

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

Nuclear Decommissioning Trust Funds - Securities Price Risk

In connection with certain NRC requirements, PPL Susquehanna maintains trust funds to fund certain costs of decommissioning the Susquehanna station. As of December 31, 2005, these funds were invested primarily in domestic equity securities and fixed-rate, fixed-income securities and are reflected at fair value on PPL's Balance Sheet. The mix of securities is designed to provide returns to be used to fund Susquehanna's decommissioning and to compensate for inflationary increases in decommissioning costs. However, the equity securities included in the trusts are exposed to price fluctuation in equity markets, and the values of fixed-rate, fixed-income securities are exposed to changes in interest rates. PPL Susquehanna actively monitors the investment performance and periodically reviews asset allocation in accordance with its nuclear decommissioning trust policy statement. At December 31, 2005, a hypothetical 10% increase in interest rates and a 10% decrease in equity prices would have resulted in an estimated $33 million reduction in the fair value of the trust assets, compared with a $30 million reduction at December 31, 2004. See Note 21 to the Financial Statements for more information regarding the nuclear decommissioning trust funds.

Synthetic Fuel Tax Credit Risk

Recent increases in and the volatility of crude oil prices threaten to reduce the amount of synthetic fuel tax credits that PPL expects to receive through its synthetic fuel production. The tax credits are reduced if the annual average wellhead price of domestic crude oil falls within a phase-out range. The tax credits are eliminated if this reference price exceeds the phase-out range. See "Regulatory Issues - IRS Synthetic Fuels Tax Credits" in Note 14 to the Financial Statements for more information regarding the phase-out of the tax credits.

PPL implemented a risk management objective to hedge a portion of the variability of cash flows associated with its 2006 and 2007 synthetic fuel tax credits by hedging the risk that the 2006 and 2007 annual average wellhead price for domestic crude oil will be within the phase-out range.

PPL purchased options in 2005 to mitigate some of the reductions in synthetic fuel tax credits if the annual average wellhead price for 2006 and 2007 falls within the applicable phase-out range. These positions did not qualify for hedge accounting treatment. The mark-to-market value of these positions as of December 31, 2005, was a gain of $10 million, and is reflected in "Energy-related businesses" revenues on the Statement of Income.

As of December 31, 2005, PPL estimated that a 10% adverse movement in market prices of crude oil would have decreased the value of the synthetic fuel hedges by $24 million. For purposes of this calculation, a decrease in the market price for crude oil is considered an adverse movement.

Credit Risk

Credit risk relates to the risk of loss that PPL would incur as a result of non-performance by counterparties of their contractual obligations. PPL maintains credit policies and procedures with respect to counterparties (including requirements that counterparties maintain certain credit ratings criteria) and requires other assurances in the form of credit support or collateral in certain circumstances in order to limit counterparty credit risk. However, PPL has concentrations of suppliers and customers among electric utilities, natural gas distribution companies and other energy marketing and trading companies. These concentrations of counterparties may impact PPL's overall exposure to credit risk, either positively or negatively, in that counterparties may be similarly affected by changes in economic, regulatory or other conditions. As discussed above in "Contract Valuation," PPL records certain non-performance reserves to reflect the probability that a counterparty with contracts that are out of the money (from the counterparty's standpoint) will default in its performance. In this case, PPL would have to sell into a lower-priced market or purchase from a higher-priced market. These reserves are reflected in the fair value of assets recorded in "Price risk management assets" on the Balance Sheet. PPL also records reserves to reflect the probability that a counterparty will not make payments for deliveries PPL has made but not yet billed. These reserves are reflected in "Unbilled revenues" on the Balance Sheet. PPL also has established a reserve with respect to certain sales to the California ISO for which PPL has not yet been paid, as well as a reserve related to PPL's exposure as a result of the Enron bankruptcy, which are reflected in "Accounts receivable" on the Balance Sheet. See Notes 1 and 14 to the Financial Statements.

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

Acquisitions, Development and Divestitures

From time to time, PPL and its subsidiaries are involved in negotiations with third parties regarding acquisitions and dispositions of businesses and assets, joint ventures and development projects, which may or may not result in definitive agreements. Any such transactions may impact future financial results. See Note 9 to the Financial Statements for information regarding recent acquisitions and development activities.

At December 31, 2005, PPL Global had investments in foreign facilities, including consolidated investments in WPD, Emel, EC and others. See Note 3 to the Financial Statements for information on unconsolidated investments accounted for under the equity method.

In connection with the ongoing review of its non-core international minority ownership investments, PPL Global sold certain minority interests in 2005 and 2004. See Note 9 to the Financial Statements for additional information.

PPL is currently planning incremental capacity increases of 258 MW at several existing domestic generating facilities.

PPL is continuously reexamining development projects based on market conditions and other factors to determine whether to proceed with these projects, sell them, cancel them, expand them, execute tolling agreements or pursue other opportunities.

Environmental Matters

See Note 14 to the Financial Statements for a discussion of environmental matters.

Competition

See "Item 1. Business - Competition" and "Item 1A. Risk Factors" for a discussion of competitive factors affecting PPL.

New Accounting Standards

See Note 23 to the Financial Statements for a discussion of new accounting standards recently adopted or pending adoption.

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

1)  Price Risk Management

See "Risk Management - Energy Marketing & Trading and Other" in Financial Condition.

2)  Pension and Other Postretirement Benefits

PPL follows the guidance of SFAS 87, "Employers' Accounting for Pensions," and SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," when accounting for these pension and other postretirement benefits. Under these accounting standards, assumptions are made regarding the valuation of benefit obligations and the performance of plan assets. Delayed recognition of differences between actual results and expected or estimated results is a guiding principle of these standards. This delayed recognition of actual results allows for a smoothed recognition of changes in benefit obligations and plan performance over the working lives of the employees who benefit under the plans. The primary assumptions are:

•
Discount Rate - The discount rate is used in calculating the present value of benefits, which is based on projections of benefit payments to be made in the future. The objective in selecting the discount rate is to measure the single amount that, if invested at the measurement date in a portfolio of high-quality debt instruments, would provide the necessary future cash flows to pay the accumulated benefits when due.

•
Expected Return on Plan Assets - Management projects the future return on plan assets considering prior performance, but primarily based upon the plans' mix of assets and expectations for the long-term returns on those asset classes. These projected returns reduce the net benefit costs PPL records currently.

•	Rate of Compensation Increase - Management projects employees' annual pay increases, which are used to project employees' pension benefits at retirement.

•	Health Care Cost Trend Rate - Management projects the expected increases in the cost of health care.

In selecting a discount rate for its domestic pension and other postretirement plans, PPL starts with an analysis of the expected benefit payment stream for its plans. This information is first matched against a spot-rate yield curve. A portfolio of nearly 600 Moody's Aa-graded non-callable corporate bonds, with a total outstanding float in excess of $300 billion, serves as the base from which those with the lowest and highest yields are eliminated to develop the ultimate yield curve. The results of this analysis are considered in conjunction with other economic data and consideration of movements in the Moody's Aa bond index to determine the discount rate assumption. At December 31, 2005, PPL decreased the discount rate for its domestic plans from 5.75% to 5.70% as a result of this assessment.

The selection of a discount rate for the international pension plans of WPD again starts with an analysis of the expected benefit payment streams. This information is analyzed against yields on long-term high-quality corporate bonds within the iBoxx index. Due to the flatness of U.K. yield curves, the duration-weighted discount rate is approximately the same. At December 31, 2005, PPL decreased the discount rate for its international pension plans from 5.50% to 4.75% as a result of this assessment.

In selecting an expected return on plan assets, PPL considers tax implications, past performance and economic forecasts for the types of investments held by the plans. At December 31, 2005, PPL's expected return on plan assets was decreased from 8.75% to 8.50% for its domestic pension plans and increased to 8.00% from 7.90% for its other postretirement benefit plans. For its international plans, PPL's expected return on plan assets was reduced from 8.30% to 8.09% at December 31, 2005. Both PPL's domestic and international pension plans have significantly exceeded the expected return on plan assets for 2004 and 2005. However, the expected return on plan assets assumption was decreased to reflect a long-term view of equity markets and an expected increase in long-term bond yields.

In selecting a rate of compensation increase, PPL considers past experience in light of movements in inflation rates. At December 31, 2005, PPL's rate of compensation increase was changed to 4.75% from 4.00% for its domestic plans. For its international plans, PPL's rate of compensation increase remained at 3.75% at December 31, 2005.

In selecting health care cost trend rates, PPL considers past performance and forecasts of health care costs. At December 31, 2005, PPL's health care cost trend rates were 10.0% for 2006, gradually declining to 5.5% for 2011.

A variance in the assumptions listed above could have a significant impact on projected benefit obligations, accrued pension and other postretirement benefit liabilities, reported annual net periodic pension and other postretirement benefit cost and other comprehensive income (OCI). The following chart reflects the sensitivities in the 2005 financial statements associated with a change in certain assumptions. While the chart below reflects either an increase or decrease in each assumption, the inverse of this change would impact the projected benefit obligation, accrued pension and other postretirement benefit liabilities, reported annual net periodic pension and other postretirement benefit cost and OCI by a similar amount in the opposite direction. Each sensitivity below reflects an evaluation of the change based solely on a change in that assumption.

	Increase (Decrease)

Actuarial Assumption	Change in Assumption	Impact on Obligation	Impact on Liabilities (a)	Impact on Cost	Impact on OCI

Discount Rate	(0.25)%	$165	$2	$2	$80

Expected Return on Plan Assets	(0.25)%	N/A	11	11	(6)

Rate of Compensation Increase	0.25%	28	3	3	(1)

Health Care Cost Trend Rate (b)	1.0%	13	1	1	N/A

(a)	Excludes the impact of additional minimum liability.
(b)	Only impacts other postretirement benefits.

PPL's total net pension and other postretirement benefit obligation as of December 31, 2005, was $853 million. PPL recognized an aggregate net accrued pension and other postretirement benefit liability of $429 million on its Balance Sheet as of December 31, 2005. The total obligation is not fully reflected in the current financial statements due to the delayed recognition criteria of the accounting standards for these obligations.

In 2005, PPL recognized net periodic pension and other postretirement costs charged to operating expenses of $51 million. This amount represents a $44 million increase from 2004. This increase in expense was primarily attributable to PPL's international plans and was the result of the decrease in the discount rate at December 31, 2004, and recognition of prior losses.

The pension plans of WPD have accumulated deferred losses of $721 million as of December 31, 2005, as a result of changes in the discount rate assumption, expected compared with actual asset returns and changes in demographic assumptions and experience. The losses, to the extent not offset by future gains, will be amortized in accordance with PPL's policy regarding recognition of gains and losses as detailed in Note 1 to the Financial Statements.

Strong asset returns and falling foreign currency conversion rates offset the impact of the decrease in the discount rate, allowing PPL to reduce its additional minimum pension liability for its international pension plans, offset by a modest increase for PPL's domestic pension plans. Recording the change in the additional minimum liability resulted in a $19 million decrease to the pension-related charge to OCI, net of taxes, translation adjustment and unrecognized prior service costs, with no effect on net income. The pension-related balance in OCI, which is a reduction to shareowners' equity, was reduced from $368 million at December 31, 2004, to $349 million at December 31, 2005. The charges to OCI will reverse in future periods if the fair value of trust assets exceeds the accumulated benefit obligation.

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

PPL performs impairment analyses for long-lived assets, including intangibles, that are subject to depreciation or amortization in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." PPL tests for impairment whenever events or changes in circumstances indicate that a long-lived asset's carrying value may not be recoverable. Examples of such events or changes in circumstances are:

•	a significant decrease in the market price of an asset;
•	a significant adverse change in the manner in which an asset is being used or in its physical condition;
•	a significant adverse change in legal factors or in the business climate;
•	an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of an asset;
•	a current-period operating or cash flow loss combined with a history of losses or a forecast that demonstrates continuing losses; or
•	a current expectation that, more likely than not, an asset will be sold or otherwise disposed of before the end of its previously estimated useful life.

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

PPL has determined that, when alternative courses of action to recover the carrying value of a long-lived asset are being considered, it uses estimated cash flows from the most likely approach to assess impairment whenever one scenario is clearly the most likely outcome. If no scenario is clearly most likely, then a probability-weighted approach is used taking into consideration estimated cash flows from the alternative scenarios. For assets tested for impairment as of the balance sheet date, the estimates of future cash flows used in that test consider the likelihood of possible outcomes that existed at the balance sheet date, including the assessment of the likelihood of the future sale of the assets. That assessment made as of the balance sheet date is not revised based on events that occur after the balance sheet date.

During 2005, PPL and its subsidiaries evaluated certain gas-fired generation assets for impairment, as events and circumstances indicated that the carrying value of these assets may not be recoverable. PPL did not record an impairment of these gas-fired generation assets in 2005. For these impairment analyses, the most significant assumption was the estimate of future cash flows. PPL estimates future cash flows using information from its corporate business plan adjusted for any recent sale or purchase commitments. Key factors that impact cash flows include projected prices for electricity and gas as well as firm sale and purchase commitments. A 10% decrease in estimated future cash flows for the gas-fired generation assets would not have resulted in an impairment charge.

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

PPL completed its annual goodwill impairment test in the fourth quarter of 2005. This test did not require any second-step assessments and did not result in any impairments. PPL's most significant assumptions surrounding the goodwill impairment test relate to the estimates of reporting unit fair values. PPL estimated fair values primarily based upon discounted cash flows. Although a full two-step evaluation was not completed, a decrease in the forecasted cash flows of 10% or an increase of the discount rates by 50 basis points would have resulted in the carrying value of certain reporting units exceeding their estimated fair values, indicating a potential impairment of goodwill.

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

At December 31, 2005, PPL continued to participate in a significant sale/leaseback transaction. In July 2000, PPL Montana sold its interest in the Colstrip generating plant to owner lessors who are leasing the assets back to PPL Montana under four 36-year operating leases. This transaction is accounted for as an operating lease in accordance with current rules related to sale/leaseback arrangements. If for any reason this transaction did not meet the requirements for off-balance sheet operating lease treatment as a sale/leaseback, PPL would have recorded approximately $270 million of additional assets and approximately $318 million of additional liabilities on its balance sheet at December 31, 2005, and would have recorded additional expenses currently estimated at $7 million, after-tax, in 2005.

See Note 10 to the Financial Statements for additional information related to operating leases.

5)	Loss Accruals

PPL periodically accrues losses for the estimated impacts of various conditions, situations or circumstances involving uncertain outcomes. These events are called "contingencies," and PPL's accounting for such events is prescribed by SFAS 5, "Accounting for Contingencies," and other related accounting guidance. SFAS 5 defines a contingency as "an existing condition, situation, or set of circumstances involving uncertainty as to possible gain or loss to an enterprise that will ultimately be resolved when one or more future events occur or fail to occur."

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

The accounting aspects of estimated loss accruals include: (1) the initial identification and recording of the loss; (2) the determination of triggering events for reducing a recorded loss accrual; and (3) the ongoing assessment as to whether a recorded loss accrual is sufficient. All three of these aspects of accounting for loss accruals require significant judgment by PPL's management.

Initial Identification and Recording of the Loss Accrual

PPL uses its internal expertise and outside experts (such as lawyers, tax specialists and engineers), as necessary, to help estimate the probability that a loss has been incurred and the amount (or range) of the loss.

Two significant loss accruals were recorded in 2005. The first was the loss accrual related to the PJM billing dispute. The second involved the accrual of remediation expenses in connection with the ash basin leak at the Martins Creek generating station. Significant judgment was required by PPL's management to perform the initial assessment of these contingencies.

•
In December 2004, Exelon Corporation, on behalf of its subsidiary, PECO Energy, Inc. (PECO), filed a complaint against PJM and PPL Electric with the FERC, alleging that PJM had overcharged PECO from April 1998 through May 2003 as a result of an error by PJM. The complaint requested the FERC, among other things, to direct PPL Electric to refund to PJM $39 million, plus interest of approximately $8 million, and for PJM to refund these same amounts to PECO. In April 2005, the FERC issued an Order Establishing Hearing and Settlement Judge Proceedings (the Order). In the Order, the FERC determined that PECO was entitled to reimbursement for the transmission congestion charges that PECO asserted PJM erroneously billed. The FERC ordered settlement discussions, before a judge, to determine the amount of the overcharge to PECO and the parties responsible for reimbursement to PECO.

Based on an evaluation of FERC's Order, PPL's management concluded that it was probable that a loss had been incurred in connection with the PJM billing dispute. PPL Electric recorded a loss accrual of $47 million, the amount of PECO's claim, in the first quarter of 2005.

•
In August 2005, a leak from a disposal basin containing fly ash and water at the Martins Creek generating station caused a discharge from the basin onto adjacent roadways and fields, and into a nearby creek and the Delaware River. PPL immediately began to work with the Pennsylvania DEP and appropriate agencies and consultants to assess the extent of environmental damage caused by the discharge and to remediate the damage. At that time, PPL had, and still has, no reason to believe that the Martins Creek leak has caused any danger to human health or any adverse biological impact on the river aquatic life. However, at that time, PPL expected that it would be subject to an enforcement action by the Pennsylvania DEP and that claims may be brought against it by several state agencies and private litigants.

PPL's management assessed the contingency in the third quarter of 2005. The ultimate cost of the remediation effort was difficult to estimate due to a number of uncertainties, such as the scope of the project, the impact of weather conditions on the ash recovery effort, and the ultimate outcome of enforcement actions and private litigation. PPL's management concluded, at the time, that $33 million was the best estimate of the cost of the remediation effort. PPL recorded this loss accrual in the third quarter of 2005.

See Note 14 to the Financial Statements for additional information on both of these contingencies and see "Ongoing Assessment of Recorded Loss Accruals" for a discussion of the year-end 2005 assessments of these contingencies.

PPL has identified certain other events that could give rise to a loss, but that do not meet the conditions for accrual under SFAS 5. SFAS 5 requires disclosure, but not a recording, of potential losses when it is "reasonably possible" that a loss has been incurred. The FASB defines "reasonably possible" as cases in which "the chance of the future event or events occurring is more than remote but less than likely." See Note 14 to the Financial Statements for disclosure of other potential loss contingencies that have not met the criteria for accrual under SFAS 5.

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

•
Certain loss accruals are systematically reduced based on the expiration of contract terms. An example of this is the loss accrual for above-market NUG purchase commitments, which is described below. This loss accrual is being reduced over the lives of the NUG purchase contracts.

•	Allowances for excess or obsolete inventory are reduced as the inventory items are pulled from the warehouse shelves and sold as scrap or otherwise disposed.

•	Allowances for uncollectible accounts are reduced when accounts are written off after prescribed collection procedures have been exhausted or when underlying amounts are ultimately collected.

•	Environmental and other litigation contingencies are reduced when the contingency is resolved and PPL makes actual payments or the loss is no longer considered probable.

The largest loss accrual on PPL's balance sheet, and the loss accrual that changed most significantly in 2005, was for an impairment of above-market NUG purchase commitments. This loss accrual reflects the estimated difference between the above-market contract terms, under the purchase commitments, and the fair value of the electricity to be purchased. This loss accrual was originally recorded at $854 million in 1998, when PPL Electric's generation business was deregulated.

When the loss accrual related to NUG purchases was recorded in 1998, PPL Electric established the triggering events for when the loss accrual would be reduced. A schedule was established to reduce the liability based on projected purchases over the lives of the NUG contracts. This loss accrual was transferred to PPL EnergyPlus in the July 1, 2000, corporate realignment. PPL EnergyPlus continues to reduce the above-market NUG liability based on the aforementioned schedule. As PPL EnergyPlus reduces the liability for the above-market NUG purchases, it offsets the actual cost of NUG purchases, thereby bringing the net power purchase expense more in line with expected market prices. The above-market loss accrual was $206 million at December 31, 2005. This loss accrual will be significantly reduced by 2009, when all but one of the NUG contracts expires. The then-remaining NUG contract will expire in 2014.

Ongoing Assessment of Recorded Loss Accruals

PPL reviews its loss accruals on a regular basis to assure that the recorded potential loss exposures are sufficient. This involves ongoing communication and analyses with internal and external legal counsel, engineers, tax specialists, operation management and other parties.

Significant management judgment is required in developing PPL's contingencies, or reserves, for income taxes and valuation allowances for deferred tax assets. The ongoing assessment of tax contingencies is intended to result in management's best estimate of the ultimate settled tax position for each tax year. Annual tax provisions include amounts considered sufficient to pay assessments that may result from examination of prior year tax returns by taxing authorities. However, the amount ultimately paid upon resolution of any issues raised by such authorities may differ from the amount accrued. In evaluating the exposure associated with various filing positions, PPL accounts for changes in probable exposures based on management's best estimate of the amount that should be recognized. An allowance is maintained for the tax contingencies, the balance of which management believes to be adequate. The ongoing assessment of valuation allowances is based on an assessment of whether deferred tax assets will ultimately be realized. Management considers a number of factors in assessing the ultimate realization of deferred tax assets, including forecasts of taxable income in future periods.

As part of the year-end preparation of its financial statements, PPL's management re-assessed the loss accruals recorded earlier in the year for the two contingencies described above under "Initial Identification and Recording of the Loss Accrual." See Note 14 to the Financial Statements for additional information.

•
In re-assessing the PJM billing dispute, PPL's management considered the proposed settlement agreement that was filed with FERC in September 2005. Under the settlement agreement, PPL Electric would pay $33 million plus interest over a four-year period to PJM through a new transmission charge that, under applicable law, is recoverable from PPL Electric's retail customers. Also, all PJM market participants would pay approximately $8 million plus interest over a four-year period to PJM through a new market adjustment charge. PJM would forward amounts collected under the two new charges to PECO. Numerous parties filed comments with the FERC opposing the settlement agreement, and the FERC has not yet acted on the proposed settlement agreement. Accordingly, PPL's management had no basis to revise the loss accrual that was recorded in the first quarter of 2005. PPL's management will continue to assess the loss accrual for this contingency in future periods.

•
PPL also re-assessed the contingency for the Martins Creek ash basin remediation. Based on the ongoing remediation efforts and communications with the Pennsylvania DEP and other appropriate agencies, PPL's management concluded that $48 million was currently the best estimate of the cost of the remediation effort. Therefore, PPL revised the loss accrual in the fourth quarter of 2005. PPL cannot predict the final cost of assessment and remediation of the leak, the outcome of the action initiated by the Pennsylvania DEP or the action initiated by the Delaware Riverside Conservancy and several citizens, the outcome of the natural resource damage assessment, the exact nature of any other regulatory or other legal actions that may be initiated against PPL as a result of the disposal basin leak, the extent of the fines or damages that may be sought in connection with any such actions or the ultimate financial impact on PPL. PPL's management will continue to assess the loss accrual for this contingency in future periods.

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

FIN 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143," which was issued in March 2005, and adopted by PPL effective December 31, 2005, clarified the term conditional ARO as used in SFAS 143. FIN 47 specified that a conditional ARO must be recognized when incurred if the fair value of the ARO can be reasonably estimated. See Note 21 for further discussion of the impact of FIN 47 on PPL.

In determining AROs, management must make significant judgments and estimates to calculate fair value. Fair value is developed through consideration of estimated retirement costs in today's dollars, inflated to the anticipated retirement date and then discounted back to the date the ARO was incurred. Changes in assumptions and estimates included within the calculations of the fair value of AROs could result in significantly different results than those identified and recorded in the financial statements.

At December 31, 2005, PPL had AROs totaling $298 million recorded on the Balance Sheet. PPL's most significant assumptions surrounding AROs are the forecasted retirement costs, the discount rates and the inflation rates. A variance in the forecasted retirement costs, the discount rates or the inflation rates could have a significant impact on the ARO liabilities.

The following chart reflects the sensitivities related to the ARO liabilities as of December 31, 2005, associated with a change in these assumptions at the time of initial recognition. There is no significant change to the ARO asset values, depreciation expense of the ARO assets or accretion expense of the ARO liabilities as a result of changing the assumptions. Each sensitivity below reflects an evaluation of the change based solely on a change in that assumption.

	Change in Assumption	Impact on ARO Liabilities

Retirement Cost	10%/(10)%	$27/$(27)

Discount Rate	0.25%/(0.25)%	$(26)/$29

Inflation Rate	0.25%/(0.25)%	$31/$(28)

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

PPL ENERGY SUPPLY, LLC
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

PPL Energy Supply is an energy company with headquarters in Allentown, PA. See "Item 1. Business - Background," for descriptions of PPL Energy Supply's domestic and international businesses. PPL Energy Supply's reportable segments are Supply and International Delivery. See Exhibit 99(a) in Item 15 for a listing of its principal subsidiaries. Through its subsidiaries, PPL Energy Supply is primarily engaged in the generation and marketing of electricity in two key markets - the northeastern and western U.S. - and in the delivery of electricity in the U.K. and Latin America. PPL Energy Supply's overall strategy is to achieve disciplined growth in energy supply margins while limiting volatility in both cash flows and earnings and to achieve stable, long-term growth in regulated international delivery businesses through efficient operations and strong customer and regulatory relations. More specifically, PPL Energy Supply's strategy for its electricity generation and marketing business is to match energy supply with load, or customer demand, under contracts of varying lengths with creditworthy counterparties to capture profits while effectively managing exposure to movements in energy and fuel prices and counterparty credit risk. PPL Energy Supply's strategy for its international electricity delivery businesses is to own and operate these businesses at the most efficient cost while maintaining the highest level of customer service and reliability.

PPL Energy Supply faces several risks in its generation business. The principal risks are electricity wholesale price risk, fuel supply and price risk, power plant performance and counterparty credit risk. PPL Energy Supply attempts to manage these risks through various means. For instance, PPL Energy Supply operates a portfolio of generation assets that is diversified as to geography, fuel source, cost structure and operating characteristics. PPL Energy Supply is focused on the operating efficiency of these power plants and maintaining their availability. In addition, PPL Energy Supply has in place and continues to pursue contracts of varying lengths for energy sales and fuel supply, and other means, to mitigate the risks associated with adverse changes in the difference, or margin, between the cost to produce electricity and the price at which PPL Energy Supply sells it. Whether PPL Energy Supply decides to, or is able to, continue to enter into long-term or intermediate-term power sales and fuel purchase agreements or renew its existing agreements and the market conditions at that time will affect its future profitability. Currently, PPL Energy Supply's commitments for energy sales are substantially satisfied through its own generation assets - i.e., PPL Energy Supply primarily markets and trades around its physical portfolio of generating assets through integrated generation, marketing and trading functions. PPL Energy Supply has in place risk management programs that, among other things, are designed to monitor and manage its exposure to volatility of earnings and cash flows related to changes in energy and fuel prices, interest rates, foreign currency exchange rates, counterparty credit quality and the operational performance of its generating units.

PPL Energy Supply's international electricity delivery businesses are rate-regulated. Accordingly, these businesses are subject to regulatory risk in terms of the costs that they may recover and the investment returns that they may collect in customer rates. The principal challenge that PPL Energy Supply faces in its international electricity delivery businesses is to maintain high standards of customer service and reliability in a cost-effective manner. PPL Energy Supply faces additional financial risks in conducting international operations, such as fluctuations in currency exchange rates. PPL Energy Supply attempts to manage these financial risks through its risk management programs.

A key challenge for PPL Energy Supply's business as a whole is to maintain a strong credit profile. Investors, analysts and rating agencies that follow companies in the energy industry continue to be focused on the credit quality and liquidity position of these companies. PPL Energy Supply continually focuses on strengthening its balance sheet and improving its liquidity position, thereby improving its credit profile.

See "Item 1A. Risk Factors" for more information concerning the material risks that PPL Energy Supply faces in its businesses.

The purpose of "Management's Discussion and Analysis of Financial Condition and Results of Operations" is to provide information concerning PPL Energy Supply's past and expected future performance in implementing the strategies and managing the risks and challenges mentioned above. Specifically:

•
"Results of Operations" provides an overview of PPL Energy Supply's operating results in 2005, 2004 and 2003, including a review of earnings, with details of results by reportable segment. It also provides a brief outlook for 2006.

•
"Financial Condition - Liquidity and Capital Resources" provides an analysis of PPL Energy Supply's liquidity position and credit profile, including its sources of cash (including bank credit facilities and sources of operating cash flow) and uses of cash (including contractual commitments and capital expenditure requirements) and the key risks and uncertainties that impact PPL Energy Supply's past and future liquidity position and financial condition. This subsection also includes a listing and discussion of PPL Energy Supply's current credit ratings.

•	"Financial Condition - Risk Management - Energy Marketing & Trading and Other" provides an explanation of PPL Energy Supply's risk management programs relating to market risk and credit risk.

•
"Application of Critical Accounting Policies" provides an overview of the accounting policies that are particularly important to the results of operations and financial condition of PPL Energy Supply and that require its management to make significant estimates, assumptions and other judgments. Although PPL Energy Supply's management believes that these estimates, assumptions and other judgments are appropriate, they relate to matters that are inherently uncertain. Accordingly, changes in the estimates, assumptions and other judgments applied to these accounting policies could have a significant impact on PPL Energy Supply's results of operations and financial condition as reflected in PPL Energy Supply's Financial Statements.

The information provided in this Item 7 should be read in conjunction with PPL Energy Supply's Financial Statements and the accompanying Notes.

Terms and abbreviations are explained in the glossary. Dollars are in millions unless otherwise noted.

Results of Operations

Earnings

Net income was:
2005	2004	2003

$542	$651	$727

The changes in net income from year to year were, in part, attributable to several significant items that management considers unusual. Details of these unusual items are provided within the review of each segment's earnings.

The year-to-year changes in earnings components, including domestic gross energy margins by region and significant income statement line items, are explained in the "Statement of Income Analysis."

PPL Energy Supply's earnings beyond 2005 are subject to various risks and uncertainties. See "Forward-Looking Information," "Item 1A. Risk Factors," the rest of this Item 7 and Note 14 to the Financial Statements for a discussion of the risks, uncertainties and factors that may impact PPL Energy Supply's future earnings.

Segment Results

Net income by segment was:

	2005	2004	2003

Supply	$327	$454	$531

International Delivery	215	197	196

Total	$542	$651	$727

Supply Segment

The Supply segment primarily consists of the domestic energy marketing, domestic generation and domestic development operations of PPL Energy Supply.

The Supply segment results in 2005, 2004 and 2003 reflect the reclassification of the Sundance plant operating losses from certain income statement line items to "Loss from Discontinued Operations." See Note 9 to the Financial Statements for further discussion.

Supply segment net income was:

	2005	2004	2003

Energy revenues	$2,854	$2,860	$2,815

Energy-related businesses	521	445	405

Total operating revenues	3,375	3,305	3,220

Fuel and energy purchases	1,354	1,295	1,307

Other operation and maintenance	777	672	663

Depreciation	136	138	116

Taxes, other than income	36	39	42

Energy-related businesses	589	498	426

Total operating expenses	2,892	2,642	2,554

Other Income - net	27	18	49

Interest Expense	81	64	(19)

Income Taxes	41	148	224

Minority Interest	2	2

Loss from Discontinued Operations	51	13	14

Cumulative Effects of Changes in Accounting Principles	(8)		35

Total	$327	$454	$531

The after-tax change in net income was due to the following factors, including discontinued operations.

	2005 vs. 2004	2004 vs. 2003

Eastern U.S. non-trading margins	$(45)	$35

Southwestern U.S. non-trading margins	(5)	(5)

Net energy trading margins	8	7

Energy-related businesses		(9)

Realized earnings on nuclear decommissioning trust (Note 16)	7	(16)

Depreciation	4	(18)

Trademark license fees from affiliate		3

Interest income on 2004 IRS tax settlement	(9)	9

Operation and maintenance expenses	(26)	(1)

Interest expense	(5)	(29)

Earnings from synfuel projects	25	11

Income tax reserve and intercompany state tax allocation adjustments (Note 5)	15

Intersegment interest income	3	(26)

Other	(8)	(2)

Unusual items	(91)	(36)

	$(127)	$(77)

The following items, that management considers unusual, had a significant impact on the Supply segment earnings.

	2005	2004	2003

Off-site remediation of ash basin leak (Note 14)	$(27)

Sale of the Sundance plant (Note 9)	(47)

Acceleration of stock-based compensation expense for periods prior to 2005 (Note 1)	(3)

Settlement of NorthWestern litigation (Note 14)	(6)

Recording of AROs (Note 21)	(8)		$63

Consolidation of variable interest entities (Note 22)			(27)

Total	$(91)		$36

•
In May 2005, a subsidiary of PPL Generation completed the sale of its 450 MW Sundance power plant located in Pinal County, Arizona, to Arizona Public Service Company for approximately $190 million in cash. Proceeds of the sale were used to reduce PPL Energy Supply's outstanding debt and improve liquidity. In May 2005, PPL Energy Supply recognized a non-cash after-tax loss on the sale of $47 million.

•
In August 2005, a leak from a disposal basin containing fly ash and water at the coal-fired Martins Creek generating station caused the discharge of approximately 100 million gallons of water containing ash from the basin onto adjacent roadways and fields and into a nearby creek and the Delaware River. In 2005, PPL Energy Supply recognized a charge of $31 million after tax in connection with the current expected on-site costs ($27 million after tax) and off-site costs ($4 million after tax) relating to the leak. PPL Energy Supply cannot predict the final costs to be incurred as a result of this matter.

•
In September 2005, PPL Energy Supply and NorthWestern reached a final agreement to settle litigation. In the first quarter of 2005, PPL Energy Supply recognized a charge of $6 million after tax related to the settlement agreement.

•	See "Domestic Gross Energy Margins" for an explanation of non-trading margins by geographic region and for an explanation of net energy trading margins.

•	Higher operation and maintenance expenses in 2005 compared with 2004 were primarily due to more planned power plant outages in 2005.

•
Depreciation expense increased in 2004 compared with 2003 primarily due to the consolidation of the Sundance and University Park generation facilities in accordance with FIN 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," and depreciation on the Lower Mt. Bethel plant, which began commercial operation in May 2004.

•
Interest expense increased in 2004 compared with 2003 primarily due to consolidation of the lessors of the Sundance, University Park and Lower Mt. Bethel generation facilities, in accordance with FIN 46 and higher long-term interest expense.

•
The improved earnings contribution from synfuel projects for both periods resulted primarily from higher synthetic fuel tax credits due to higher output at the Tyrone facility, which went into commercial operation in August 2004. Also contributing to the 2005 synthetic fuel earnings increase were unrealized gains on options purchased to hedge the risk associated with synthetic fuel tax credits for 2006 and 2007.

2006 Outlook

Based on current forward energy prices, PPL Energy Supply is projecting higher energy margins for the Supply segment in 2006 compared with 2005, primarily driven by the 8.4% increase in the generation prices under the PLR contracts. Higher generation output, higher-priced wholesale energy contracts that replace expiring contracts, and lower purchased power costs also are expected to improve energy margins. These benefits are expected to be partially offset by increased fuel and fuel transportation expenses, higher operation and maintenance expenses and reduced earnings from synfuel projects.

International Delivery Segment

The International Delivery segment includes operations of the international energy businesses of PPL Global that are primarily focused on the distribution of electricity. Virtually all of PPL Global's international businesses are located in the U.K., Chile, El Salvador and Bolivia.

International Delivery segment net income was:

	2005	2004	2003

Utility revenues	$1,130	$1,032	$934

Energy-related businesses	76	70	79

Total operating revenues	1,206	1,102	1,013

Fuel and energy purchases	266	215	199

Other operation and maintenance	250	208	184

Depreciation	157	146	147

Taxes, other than income	58	56	47

Energy-related businesses	28	41	41

Total operating expenses	759	666	618

Other Income - net	10	31	21

Interest Expense	203	203	218

Income Taxes	34	59	(30)

Minority Interest	5	6	7

Distributions on Preferred Securities			5

Loss from Discontinued Operations		2	20

Total	$215	$197	$196

The after-tax change in net income was due to the following factors, including discontinued operations.

	2005 vs. 2004	2004 vs. 2003
U.K.

Delivery margins	$23	$5

Operation and maintenance expenses	(36)	7

Impact of changes in foreign currency exchange rates	2	22

Other	5	(2)

Latin America	1	3

U.S. income taxes	36	(22)

Interest expense		6

Intersegment interest expense	(3)	26

Other	4	3

Unusual items	(14)	(47)

	$18	$1
The following items, that management considers unusual, had a significant impact on the International Delivery segment earnings.

	2005	2004	2003

Sale of CGE (Note 9)		$(7)

Sale of CEMAR (Note 9)		23

Sale of Latin American telecommunications company (Note 9)		(2)	$(20)

CEMAR - related net tax benefit (Note 5)			81

Total		$14	$61

•
The U.K.'s 2005 earnings were positively affected by higher delivery margins, partially due to favorable customer mix and an incentive revenue award from the regulator for outstanding customer service.

•	Higher operation and maintenance expenses in 2005 compared with 2004 were primarily due to increased pension costs in the U.K.

•	Changes in foreign exchange rates increased WPD's portion of revenue and expense line items by about 1% in 2005 compared with 2004, and by about 12% in 2004 compared with 2003.

•
U.S. income taxes decreased in 2005 compared with 2004 in part due to greater utilization of foreign tax credits. U.S. income taxes increased in 2004 compared with 2003 due to lower domestic spending in 2004 and a favorable income tax return adjustment in 2003, primarily related to 2002 foreign earnings.

2006 Outlook

PPL Energy Supply projects that the International Delivery segment will experience increased operation and maintenance expenses in 2006 compared with 2005, primarily due to higher pension costs at PPL Energy Supply's electricity distribution companies in the U.K., higher U.S. income taxes and a potential unfavorable change in foreign currency exchange rates in 2006.

Statement of Income Analysis --

Domestic Gross Energy Margins

The following table provides pre-tax changes in the income statement line items that comprise domestic gross energy margins.

	2005 vs. 2004	2004 vs. 2003

Wholesale energy marketing	$(96)	$10

Wholesale energy marketing to affiliate	90	56

Unregulated retail electric and gas	(13)	(34)

Net energy trading margins	13	13

Other revenue adjustments (a)	30	12

Total revenues	24	57

Fuel	149	102

Energy purchases	(33)	(100)

Energy purchases from affiliate	(6)	2

Other cost adjustments (a)	(13)	(8)

Total cost of sales	97	(4)

Domestic gross energy margins	$(73)	$61

(a)
Adjusted to exclude the impact of any revenues and costs not associated with domestic gross energy margins, in particular, revenues and energy costs related to the international operations of PPL Global. Also adjusted to include the margins of PPL's Sundance plant, which are included in "Loss from Discontinued Operations," and gains or losses on sales of emission allowances, which are included in "Other operation and maintenance" expenses, on the Statement of Income. Also, 2003 includes a reduction of the reserve for Enron receivables.

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

	2005 vs. 2004	2004 vs. 2003

Eastern U.S.	$(77)	$58

Northwestern U.S.	(1)	(2)

Southwestern U.S.	(8)	(8)

Net energy trading	13	13

Domestic gross energy margins	$(73)	$61

Eastern U.S.

Eastern U.S. non-trading margins were lower in 2005 compared with 2004, primarily due to higher fuel costs. Average coal prices increased by 12% over last year, while average gas and oil prices increased by 24%. Despite record high generation in 2005, the increased use of higher-cost oil and gas units to cover retail volumes, which were up 5% over 2004, and generation output lost during coal and nuclear plant outages contributed to lower margins. Due to market price increases and changes in fuel mix, average fuel prices increased 22% over 2004. Partially offsetting the effects of higher supply costs was a 2% increase in retail energy prices, in accordance with the schedule established by the PUC Final Order.

Eastern U.S. non-trading margins were higher in 2004 compared with 2003, primarily due to 3% higher generation, as well as higher prices and slightly higher sales volumes. In PJM, where the majority of PPL Energy Supply's Eastern wholesale activity occurs, average spot prices rose 15% in 2004 over 2003. PPL Energy Supply also benefited from favorable transmission congestion positions. In addition, retail energy prices increased by approximately 1% in 2004 in accordance with the schedule established by the PUC. The higher sales volumes reflect the return of customers who had previously shopped for electricity, as well as new load obligations in Connecticut and New Jersey, partially offset by lower wholesale sales. Partially offsetting these improvements were increased supply costs driven by increased fossil fuel and purchased power prices.

Southwestern U.S.

Southwestern U.S. non-trading margins were lower in 2005 compared with 2004, primarily due to the sale of PPL Energy Supply's Sundance plant in May 2005 and the cost to terminate a tolling arrangement on the Griffith plant during the second quarter of 2005.

Southwestern U.S. non-trading margins were lower in 2004 compared with 2003, primarily due to a 17% decrease in wholesale sales volumes. Also contributing to the decrease in margins was a $3 million positive impact to 2003 margins related to a partial reversal of a reserve against Enron receivables.

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

Net energy trading margins increased by $13 million in 2005 compared with 2004, primarily due to the inclusion of FTRs. As of July 1, 2005, FTRs were deemed to meet the definition of a derivative and were accounted for as such prospectively. Therefore, the forward and realized value for FTRs entered into for speculative purposes is accounted for as part of "Net energy trading margins" on the Statement of Income. From July 1 through December 31, 2005, gains on speculative FTRs totaled $10 million.

The $13 million increase in net energy trading margins in 2004 compared with 2003 was due to a $6 million increase in electricity positions and a $6 million increase in gas and oil positions.

The physical volumes for electricity and gas associated with energy trading were 5,800 GWh and 13.4 Bcf in 2005; 5,700 GWh and 11.7 Bcf in 2004; and 5,200 GWh and 12.6 Bcf in 2003. The amount of energy trading margins from unrealized mark-to-market transactions was a $5 million loss in 2005, a $13 million gain in 2004 and not significant in 2003.

Utility Revenues

The increases in utility revenues were attributable to:

	2005 vs. 2004	2004 vs. 2003
International:

Retail electric delivery (PPL Global)

U.K.	$34	$70

Chile	52	27

El Salvador	10

Bolivia	2	1

	$98	$98

The increase in utility revenues for 2005 compared with 2004 was attributable to:

•	higher revenues in Chile, primarily due to a 7% increase in sales volumes, higher average prices overall and a favorable change in foreign currency exchange rates;
•	higher U.K. revenues, primarily due to favorable customer mix, an incentive revenue award for outstanding customer service and a favorable change in foreign currency exchange rates; and
•	higher revenues in El Salvador, primarily due to a 6% increase in sales volumes and higher average prices overall.

The increase in utility revenues for 2004 compared with 2003 was primarily due to:

•	higher U.K. revenues, primarily due to a favorable change in foreign currency exchange rates; and
•	higher revenues in Chile, due to higher energy prices, which are a pass-through to customer rates, a favorable change in foreign currency exchange rates, and a 7% increase in sales volumes.

Energy-related Businesses

Energy-related businesses contributed $4 million more to operating income in 2005 compared with 2004. The increase was attributable to:

•	a $15 million pre-tax loss in 2004, related to the sale of CGE (see Note 9 to the Financial Statements); and
•	an aggregate increase of $4 million from various international subsidiary businesses; partially offset by
•
additional pre-tax losses in 2005 of $16 million on synfuel projects. This reflects $26 million of additional expenses due to higher production levels, offset by a $10 million net unrealized gain on options purchased to hedge a portion of the risk associated with the phase-out of the synthetic fuel tax credits for 2006 and 2007.

Energy-related businesses contributed $41 million less to operating income in 2004 compared with 2003. The decrease was attributable to:

•	a $17 million higher pre-tax operating loss from synfuel projects;
•	a $15 million pre-tax loss on the sale of CGE in 2004;
•	an aggregate decrease of $3 million from various domestic subsidiary businesses; and
•	a $3 million pre-tax decrease from Latin American subsidiaries due primarily to lower dividends received and lower construction sales.

Other Operation and Maintenance

The increases in other operation and maintenance expenses were due to:

	2005 vs. 2004	2004 vs. 2003

Martins Creek ash basin remediation (Note 14)	$48

Increase in domestic and international pension costs	44	$8

Accelerated amortization of stock-based compensation (Note 1)	13

Increase (decrease) in allocation of corporate service costs (Note 15)	(1)	14

NorthWestern litigation payment (Note 14)	9

Outage costs at Eastern U.S. fossil/hydro stations	14	1

Outage costs at Susquehanna nuclear station	6	2

Outage costs at Western U.S. fossil/hydro stations	4

Change in foreign currency exchange rates	1	15

Reduction in WPD costs that are a pass-through to customers	(7)	(10)

Property damage and environmental insurance settlements which were recorded in 2003		26

Additional expenses of new generating facilities		5

Increase in WPD tree trimming costs		8

Decrease in the Clean Air Act contingency relating to generating facilities recorded in 2005 and 2003	(3)	8

Decrease in lease expense due to consolidation of the lessor of the University Park generation facility		(13)

WPD capitalization	4	(13)

Trademark license fees from a PPL subsidiary (Note 15)	(3)	(5)

Increase in employee benefits due to transfer of field services employees from PPL Electric	7

Decrease in other postretirement benefit expense	(1)	(2)

Other	12	(11)

	$147	$33

The increase in net pension costs for both periods was primarily attributable to reductions in the discount rate assumption for PPL Energy Supply's domestic and international pension plans at December 31, 2004 and 2003. Increased WPD pension obligations as a result of the most recent actuarial valuation as of March 31, 2004, also served to increase the 2005 and ongoing net pension costs.

Although financial markets have improved and equity returns for PPL Energy Supply's domestic and international plans have been strong, interest rates on longer-duration, fixed-income obligations have continued to fall, requiring further reductions to the discount rates at December 31, 2005. In addition, PPL Energy Supply adopted the most current mortality tables and other demographic assumptions for its pension plans as of December 31, 2005. These assumptions are expected to increase PPL Energy Supply's pension costs for 2006 by approximately $17 million. See Note 12 to the Financial Statements for details on the funded status of PPL Energy Supply's pension plans.

Depreciation

Increases in depreciation expense were due to:

	2005 vs. 2004	2004 vs. 2003

Lower Mt. Bethel generation facility, which began commercial operation in May 2004	$6	$10

Other additions to PP&E	7	11

University Park generation facility - FIN 46 (a)		9

Reduction of useful lives of certain assets (Note 1)	7

Foreign currency exchange rates	1	13

2003 purchase accounting adjustments related to the 2002 acquisition of WPD assets		(22)

Extension of useful lives of certain generation assets (Note 1)	(12)

	$9	$21

(a)
The lessor of this facility was consolidated under FIN 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," effective December 31, 2003. In June 2004, a subsidiary of PPL Energy Supply purchased the University Park generation facility from the lessor that was consolidated by PPL Energy Supply under FIN 46. See Note 22 to the Financial Statements for additional information.

Taxes, Other Than Income

Taxes, other than income, decreased by $1 million in 2005 compared with 2004. The decrease was primarily due to a $4 million decrease in domestic capital stock tax expense, partially offset by a $2 million increase in local real estate taxes.

Taxes, other than income, increased by $6 million in 2004 compared with 2003. The increase was primarily due to an $8 million increase in WPD's property taxes primarily from the impact of changes in foreign currency exchange rates, adjustments recorded in 2003 and an increase in property tax rates.

Other Income - net

See Note 16 to the Financial Statements for details of other income and deductions.

Financing Costs

The increases in interest expense, which includes "Interest Expense," "Interest Expense with Affiliates" and "Distributions on Preferred Securities," were due to:

	2005 vs. 2004	2004 vs. 2003

Interest expense related to the Lower Mt. Bethel generation facility, which began commercial operation in May 2004 (a)	$14	$23

Increase (decrease) in interest expense related to the University Park generation facility (b)	(13)	13

Write-off of financing costs associated with PPL Energy Supply's 2.625% Convertible Senior Notes (Note 8)	6

Increase in long-term debt interest expense		36

Increase in foreign currency exchange rates	1	15

Increase in interest expense with affiliate	1	7

Increase (decrease) in amortization expense	6	(11)

Increase (decrease) in short-term debt interest expense	5	(10)

(Increase) decrease in capitalized interest	(3)	1

Write-off of unamortized swap costs on WPD debt restructuring in 2003		(11)

	$17	$63

(a)	Prior to commercial operation, interest related to the Lower Mt. Bethel financing was capitalized as part of the cost of the facility.
(b)
In June 2004, a subsidiary of PPL Energy Supply purchased the University Park generation facility from the lessor that was consolidated by PPL Energy Supply under FIN 46 (revised December 2003), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." In connection with the purchase, the related financing was repaid and the deferred financing costs were written off. See Note 22 to the Financial Statements for further information.

Income Taxes

Income tax expense decreased by $132 million in 2005 compared with 2004. This decrease was primarily attributable to:

•	a $63 million reduction in income taxes related to lower pre-tax book income;
•	a $33 million tax benefit recognized in 2005 related to additional nonconventional fuel tax credits in excess of credits recognized in 2004;
•	a $19 million decrease in tax expense on foreign earnings in 2005;
•	a $6 million reduction in income tax expense related to the filing of PPL Energy Supply's income tax returns; and
•
a $14 million additional tax benefit recognized in 2005 related to reductions in federal and state income tax reserves, predicated upon management's reassessment of its best estimate of probable tax exposure relative to 2004.

Income tax expense increased by $13 million in 2004 compared with 2003. This increase was primarily attributable to:

•	an $84 million tax benefit recognized in 2003 related to foreign investment losses not recurring in 2004; offset by
•	a $22 million tax benefit recognized in 2004 related to additional nonconventional fuel tax credits in excess of credits recognized in 2003;
•	a $25 million decrease in tax expense on foreign earnings in 2004; and
•	a $28 million reduction in income taxes related to lower pre-tax book income.

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

Discontinued Operations

In 2003, PPL Energy Supply reported a loss of $20 million in connection with the approval of a plan of sale of PPL Global's investment in a Latin American telecommunications company. In 2005, PPL Energy Supply recorded a $47 million loss, net of a tax benefit of $26 million, on the sale of its Sundance power plant.

See Note 9 to the Financial Statements for information on the sales, along with information regarding operating losses recorded in 2003, 2004 and 2005 for the Sundance plant prior to the sale and for operating losses recorded in 2004 related to the sale of PPL Global's investment in the Latin American telecommunications company.

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

PPL Energy Supply adopted SFAS 143, "Accounting for Asset Retirement Obligations," in 2003 and adopted FIN 47, "Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143," in 2005. Both pronouncements address the accounting for obligations associated with the retirement of tangible long-lived assets. They require legal obligations associated with the retirement of long-lived assets to be recognized as a liability in the financial statements. Application of the new rules resulted in cumulative effects of changes in accounting principles that increased net income by $63 million in 2003 and decreased net income by $8 million in 2005. See Note 21 to the Financial Statements for additional information.

Financial Condition

Liquidity and Capital Resources

PPL Energy Supply is focused on maintaining an appropriate liquidity position and strengthening its balance sheet, thereby continuing to improve its credit profile. PPL Energy Supply believes that its cash on hand, short-term investments, operating cash flows, access to debt and equity capital markets and borrowing capacity, taken as a whole, provide sufficient resources to fund its ongoing operating requirements, future security maturities and estimated future capital expenditures. PPL Energy Supply currently expects cash, cash equivalents and short-term investments at the end of 2006 to be approximately $300 million, while maintaining approximately $3.1 billion in credit facilities. However, PPL Energy Supply's cash flows from operations and its access to cost effective bank and capital markets are subject to risks and uncertainties, including but not limited to:

•	changes in market prices for electricity;
•	changes in commodity prices that may increase the cost of producing power or decrease the amount PPL Energy Supply receives from selling power;
•	price and credit risks associated with selling and marketing products in the wholesale power markets;
•	significant switching by PPL Electric's customers to or from alternative suppliers that would impact the level of sales under the PLR contracts;
•
ineffectiveness of the trading, marketing and risk management policy and programs used to mitigate PPL Energy Supply's risk exposure to adverse energy and fuel prices, interest rates, foreign currency exchange rates and counterparty credit;

•	unusual or extreme weather that may damage PPL Energy Supply's international transmission and distribution facilities or affect energy sales to customers;
•	reliance on transmission and distribution facilities that PPL Energy Supply does not own or control to deliver its electricity and natural gas;
•	unavailability of generating units (due to unscheduled or longer-than-anticipated generation outages) and the resulting loss of revenues and additional costs of replacement electricity;
•	ability to recover and the timeliness and adequacy of recovery of costs associated with international electricity delivery businesses;
•	costs of compliance with existing and new environmental laws and with new safety requirements for nuclear facilities;
•	any adverse outcome of legal proceedings and investigations currently being conducted with respect to PPL Energy Supply's current and past business activities;
•	a phase-out of the significant tax credits that PPL Energy Supply receives based on the sale of synthetic fuel; and
•
a downgrade in PPL Energy Supply's or its rated subsidiaries' credit ratings that could negatively affect their ability to access capital and increase the cost of maintaining credit facilities and any new debt.

At December 31, 2005, PPL Energy Supply had $260 million of cash, cash equivalents and short-term investments and $180 million of short-term debt (including a note payable to an affiliate), compared with $408 million in cash, cash equivalents and short-term investments and no short-term debt at December 31, 2004, and $227 million in cash, cash equivalents and short-term investments and $56 million of short-term debt at December 31, 2003. The changes in PPL Energy Supply's cash and cash equivalents resulted from:

	2005	2004 (a)	2003 (a)

Net Cash Provided by Operating Activities	$838	$616	$919

Net Cash Provided by (Used in) Investing Activities	(537)	(525)	190

Net Cash Provided by (Used in) Financing Activities	(437)	35	(1,043)

Effect of Exchange Rates on Cash and Cash Equivalents	6	9	7

Net Increase (Decrease) in Cash and Cash Equivalents	$(130)	$135	$73

(a)	See Note 1 to the Financial Statements for an explanation of prior year reclassifications.

Operating Activities

Net cash from operating activities increased by 36%, or $222 million, in 2005 compared with 2004, primarily as a result of the posting of $300 million in cash collateral to PPL Electric in 2004 related to the PLR energy supply agreements and a decrease in income tax payments, partially offset by an increase of $95 million in fuel expenditures due to increased prices and inventory build-up in anticipation of price increases in 2006. Net cash from operating activities decreased by 33%, or $303 million, in 2004 compared with 2003, reflecting the posting of $300 million in cash collateral to PPL Electric related to the PLR energy supply agreements and higher cash taxes in 2004, partially offset by higher energy margins.

PPL Energy Supply expects to continue to maintain stable cash provided by operating activities as a result of its long-term and intermediate-term power sales commitments from wholesale and retail customers and long-term purchase contracts. PPL Energy Supply estimates that, on average, approximately 84% of its expected annual generation output for the period 2006 through 2009 is committed under long-term and intermediate-term power sales contracts. PPL Energy Supply currently estimates that approximately 5% of its expected generation output for 2010 is committed under power sales contracts, due to the expiration of the PLR contracts at the end of 2009. Consistent with its business strategy, PPL Energy Supply expects that the capacity and energy currently committed to long-term power sales contracts will be contracted in the wholesale markets during the next few years. Based on the way in which the wholesale markets have developed to this point, new contracts may be of a shorter duration than the PLR supply contracts with PPL Electric, which at inception had terms of approximately nine years.

PPL Energy Supply's contracts for the sale and purchase of electricity and fuel often require cash collateral or other credit enhancement, or reductions or terminations of a portion of the entire contract through cash settlement, in the event of a downgrade of PPL Energy Supply's or its subsidiary's credit ratings or adverse changes in market prices. For example, in addition to limiting its trading ability, if PPL Energy Supply's or its subsidiary's ratings were lowered to below "investment grade" and energy prices increased by 10%, PPL Energy Supply estimates that, based on its December 31, 2005 positions, it would have had to post additional collateral of approximately $611 million, compared with $280 million at December 31, 2004. PPL Energy Supply has in place risk management programs that are designed to monitor and manage its exposure to volatility of cash flows related to changes in energy prices, interest rates, foreign currency exchange rates, counterparty credit quality and the operational performance of its generating units.

Investing Activities

Although net cash used in investing activities remained stable in 2005 compared with 2004, there were significant changes in the components. PPL Energy Supply received $190 million in proceeds from the sale of the Sundance power plant in 2005, compared to $123 million of proceeds from the sale of PPL Energy Supply's minority interest in CGE in 2004. For 2005 compared with 2004, there was an increase of $63 million in net proceeds from sales of auction rate securities, an increase of $72 million in capital expenditures and an increase of $63 million in net purchases of emission allowances, in anticipation of future generation.

Net cash used in investing activities increased by $715 million in 2004 compared with 2003. The primary reason for the increase was the repayment of a $653 note receivable from an affiliate in 2003, in addition to an increase of $41 million in net purchases of auction rate securities and an increase of $46 million in net purchases of emission allowances. The primary use of cash in investing activities is capital expenditures. See "Forecasted Uses of Cash" for detail regarding capital expenditures in 2005 and projected expenditures for the years 2006 through 2010.

Financing Activities

Net cash used in financing activities increased by $472 million in 2005 compared with 2004, primarily as a result of the repayment in 2005 of a $495 million note that was issued to an affiliate in 2004 and a decrease of $308 million of contributions from Member, partially offset by an increase of $692 million in net proceeds from nonaffiliate debt and a decrease of $132 million in distributions to Member. Net cash from financing activities in 2004 increased by $1.1 billion compared with 2003. The primary reasons for this increase in cash from financing activities was due to a net reduction of $758 million in distributions to Member and a $495 million note issued to an affiliate. See "Forecasted Sources of Cash" for a discussion of PPL Energy Supply's plans to issue debt securities, as well as a discussion of credit facility capacity available to PPL Energy Supply. Also see "Forecasted Uses of Cash" for information regarding maturities of PPL Energy Supply's long-term debt.

PPL Energy Supply's debt financing activity in 2005 was:

	Issuances	Retirements

PPL Energy Supply Senior Unsecured Notes (a)	$313

PPL Energy Supply Notes Payable to Affiliates	8	$(495)

WPD Unsecured Bonds (b)		(208)

WPD short-term debt (net change)	84

PPL Energy Supply Commercial Paper (net change)	100

Latin American companies long-term debt		(2)

Total	$505	$(705)

Net reduction		$(200)

(a)	Includes a premium of approximately $13 million associated with the remarketing feature of the 5.70% REset Put Securities due 2035.
(b)	Repayment includes $30 million that was used to settle a related cross-currency swap.

Debt issued during 2005 had stated interest rates ranging from 2.9% to 9.0% and maturities from 2005 through 2035. See Note 8 to the Financial Statements for more detailed information regarding PPL Energy Supply's financing activities.

Forecasted Sources of Cash

PPL Energy Supply expects to continue to have significant sources of cash available in the near term, including various credit facilities, a commercial paper program, operating leases and contributions from Member. PPL Energy Supply also expects to continue to have access to debt capital markets, as necessary, for its long-term financing needs.

Credit Facilities

At December 31, 2005, PPL Energy Supply's total committed borrowing capacity under credit facilities and the use of this borrowing capacity were:

	Committed Capacity	Borrowed	Letters of Credit Issued and Commercial Paper Backstop (c)	Available Capacity

PPL Energy Supply Credit Facilities (a)	$2,400		$757	$1,643

WPD (South West) Bank Facilities (b)	697	$55	2	640

Total	$3,097	$55	$759	$2,283

(a)
Borrowings under PPL Energy Supply's credit facilities bear interest at LIBOR-based rates plus a spread, depending upon the company's public debt rating. PPL Energy Supply also has the capability to cause the lenders to issue up to $2.4 billion of letters of credit under these facilities, which issuances reduce available borrowing capacity.

These credit facilities contain a financial covenant requiring debt to total capitalization to not exceed 65%. At December 31, 2005 and 2004, PPL Energy Supply's consolidated debt to total capitalization percentages, as calculated in accordance with its credit facilities, were 35% and 34%. The credit facilities also contain standard representations and warranties that must be made for PPL Energy Supply to borrow under them.

(b)
Borrowings under WPD (South West)'s credit facilities bear interest at LIBOR-based rates plus a spread, depending upon the company's public debt rating. WPD (South West) also has the capability to cause the lenders to issue up to approximately $4 million of letters of credit under one of its facilities, which can only be used for letters of credit.

These credit facilities contain financial covenants that require WPD (South West) to maintain an interest coverage ratio of not less than 3.0 times consolidated earnings before income taxes, depreciation and amortization and a regulatory asset base (RAB) at £150 million greater than total gross debt, in each case as calculated in accordance with the credit facilities. At December 31, 2005 and 2004, WPD (South West)'s interest coverage ratios, as calculated in accordance with its credit lines, were 6.0 and 6.8. At December 31, 2005 and 2004, WPD (South West)'s RAB, as calculated in accordance with the credit facilities, exceeded its total gross debt by £407 million and £534 million.

(c)
PPL Energy Supply and WPD (South West) have a reimbursement obligation to the extent any letters of credit are drawn upon. The letters of credit issued as of December 31, 2005, expire as follows: $641 million in 2006 and $18 million in 2007.

As of December 31, 2005, $100 million of PPL Energy Supply's credit facilities capacity served as commercial paper backstop.

In addition to the financial covenants noted in the table above, these credit agreements contain various other covenants. Failure to meet the covenants beyond applicable grace periods could result in acceleration of due dates of borrowings and/or termination of the agreements. PPL Energy Supply monitors the covenants on a regular basis. At December 31, 2005, PPL Energy Supply was in material compliance with those covenants. At this time, PPL Energy Supply believes that these covenants and other borrowing conditions will not limit access to these funding sources. PPL Energy Supply intends to renew and extend $2.3 billion of its credit facility capacity in 2006. See Note 8 to the Financial Statements for further discussion of PPL Energy Supply's credit facilities.

Commercial Paper

PPL Energy Supply maintains a commercial paper program for up to $500 million to provide it with an additional financing source to fund its short-term liquidity needs, if and when necessary. Commercial paper issuances are supported by certain credit agreements of PPL Energy Supply. PPL Energy Supply had $100 million of commercial paper outstanding at December 31, 2005, and no commercial paper outstanding at December 31, 2004. During 2006, PPL Energy Supply may issue commercial paper from time to time to facilitate short-term cash flow needs.

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

PPL Energy Supply, through its subsidiary PPL Montana, leases a 50% interest in Colstrip Units 1 and 2 and a 30% interest in Unit 3, under four 36-year, non-cancelable operating leases. These operating leases are not recorded on PPL Energy Supply's Balance Sheet, which is in accordance with applicable accounting guidance. The leases place certain restrictions on PPL Montana's ability to incur additional debt, sell assets and declare dividends. At this time, PPL Energy Supply believes that these restrictions will not limit access to these funding sources or cause acceleration or termination of the leases. See Note 8 to the Financial Statements for a discussion of other dividend restrictions related to PPL Global subsidiaries.

See Note 10 to the Financial Statements for further discussion of the operating leases.

Long-Term Debt Securities and Contributions from Member

Subject to market conditions in 2006, PPL Energy Supply currently plans to issue approximately $1.1 billion in long-term debt securities. PPL Energy Supply expects to use the proceeds primarily to fund capital expenditures, to fund maturities of existing debt and for general corporate purposes.

From time to time, as determined by its Board of Directors, PPL Energy Supply's Member, PPL Energy Funding, makes capital contributions to PPL Energy Supply. PPL Energy Supply uses these contributions for general corporate purposes, including funding maturities of existing debt.

Forecasted Uses of Cash

In addition to expenditures required for normal operating activities, such as purchased power, payroll, fuel and taxes, PPL Energy Supply currently expects to incur future cash outflows for capital expenditures, various contractual obligations and distributions to Member.

Capital Expenditures

The table below shows PPL Energy Supply's actual spending for the year 2005 and current capital expenditure projections for the years 2006 through 2010.

	Actual	Projected

	2005	2006	2007	2008	2009	2010
Construction expenditures (a) (b)

Generating facilities	$180	$256	$216	$167	$200	$174

Transmission and distribution facilities	288	288	285	290	298	310

Environmental	48	370	567	296	64	67

Other	13	34	38	1

Total Construction Expenditures	529	948	1,106	754	562	551

Nuclear fuel	64	81	92	97	97	99

Total Capital Expenditures	$593	$1,029	$1,198	$851	$659	$650

(a)	Construction expenditures include capitalized interest, which is expected to be approximately $136 million for the 2006-2010 period.
(b)	This information excludes any potential investments by PPL Global for new projects.

PPL Energy Supply's capital expenditure projections for the years 2006-2010 total approximately $4.4 billion. Capital expenditure plans are revised periodically to reflect changes in market and asset regulatory conditions. See Note 14 to the Financial Statements for additional information regarding the installation costs of sulfur dioxide scrubbers and other pollution control equipment, which comprise most of the "Environmental" expenditures noted above.

PPL Energy Supply plans to fund all of its capital expenditures in 2006 with cash on hand, cash from operations, and, when necessary, the issuance of debt securities.

Contractual Obligations

PPL Energy Supply has assumed various financial obligations and commitments in the ordinary course of conducting its business. At December 31, 2005, the estimated contractual cash obligations of PPL Energy Supply were:

Contractual Cash Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Long-term Debt (a)	$4,036	$445	$415	$15	$3,161

Capital Lease Obligations

Operating Leases	695	61	112	110	412

Purchase Obligations (b)	4,040	1,308	1,741	415	576

Other Long-term Liabilities Reflected on the Balance Sheet under GAAP (c)	65	27	38

Total Contractual Cash Obligations	$8,836	$1,841	$2,306	$540	$4,149

(a)
Reflects principal maturities only, including maturities of consolidated lease debt. See Note 4 to the Financial Statements for a discussion of conversion triggers related to PPL Energy Supply's 2.625% Convertible Senior Notes. Also, see Note 8 for a discussion of the remarketing feature related to PPL Energy Supply's 5.70% REset Put Securities.

(b)
The payments reflected herein are subject to change, as certain purchase obligations included are estimates based on projected obligated quantities and/or projected pricing under the contracts. Purchase orders made in the ordinary course of business are excluded from the amounts presented. Includes obligations related to nuclear fuel and the installation of the scrubbers, which are also reflected in the Capital Expenditures table presented above.

(c)
The amounts reflected represent estimated deficit pension funding requirements arising from an actuarial valuation performed in March 2004 and do not include pension funding requirements for future service.

Distributions to Member

From time to time, as determined by its Board of Managers, PPL Energy Supply makes return of capital distributions to its Member, which uses the distributions for general corporate purposes, including meeting its cash flow needs.

Credit Ratings

Moody's, S&P and Fitch periodically review the credit ratings on the debt and preferred securities of PPL Energy Supply and its subsidiaries. Based on their respective reviews, the rating agencies may make certain ratings revisions.

A credit rating reflects an assessment by the rating agency of the credit worthiness associated with particular securities issued by PPL Energy Supply and its subsidiaries based on information provided by PPL Energy Supply and other sources. The ratings of Moody's, S&P and Fitch are not a recommendation to buy, sell or hold any securities of PPL Energy Supply or its subsidiaries. Such ratings may be subject to revisions or withdrawal by the agencies at any time and should be evaluated independently of each other and any other rating that may be assigned to their securities. A downgrade in PPL Energy Supply's or its subsidiaries' credit ratings could result in higher borrowing costs and reduced access to capital markets.

The following table summarizes the credit ratings of PPL Energy Supply and its subsidiaries at December 31, 2005.

	Moody's	S&P	Fitch (a)
PPL Energy Supply
Issuer Rating		BBB	BBB
Senior Unsecured Notes	Baa2	BBB	BBB+
Commercial Paper	P-2	A-2	F2
Outlook	STABLE	STABLE	STABLE

PPL Montana
Pass-Through Certificates	Baa3	BBB-	BBB
Outlook	STABLE	STABLE

WPDH Limited
Issuer Rating	Baa3	BBB-
Senior Unsecured Debt	Baa3	BBB-	BBB-
Short-term Debt		A-3
Outlook	STABLE	STABLE	STABLE

WPD LLP
Issuer Rating		BBB-
Senior Unsecured Debt	Baa2	BBB-	BBB
Short-term Debt		A-3
Preferred Stock	Baa3	BB	BBB-
Outlook	STABLE	STABLE	STABLE

WPD (South Wales)
Issuer Rating		BBB+
Senior Unsecured Debt	Baa1	BBB+	BBB+
Short-term Debt		A-2	F2
Outlook	STABLE	STABLE	STABLE

WPD (South West)
Issuer Rating	Baa1	BBB+
Senior Unsecured Debt	Baa1	BBB+	BBB+
Short-term Debt	P-2	A-2	F2
Outlook	STABLE	STABLE	STABLE

(a)	All Issuer Ratings for Fitch are "Issuer Default Ratings."

The rating agencies took the following actions on the debt and preferred securities of PPL Energy Supply and its subsidiaries in 2005 and through February 2006.

Moody's

In June 2005, Moody's revised its outlooks to stable from negative on the senior unsecured debt and issuer ratings of WPDH Limited, the senior unsecured debt ratings of WPD LLP and the subordinated unsecured debt ratings of WPD LLP's unconsolidated subsidiary SIUK Capital Trust I. Moody's indicated that this positive change to the financial profiles resulted from a reduction in consolidated adjusted leverage at the WPD companies as a result of the redeployment to WPD of surplus cash from Latin American subsidiaries of PPL Energy Supply and from PPL Energy Supply's commitment to suspend its dividend from WPDH Limited in 2005. At the same time, Moody's affirmed the WPD companies' long-term and short-term credit rating. The outlook on the debt ratings of WPD (South Wales) and WPD (South West) was already stable.

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

Fitch

In January 2005, Fitch announced that it downgraded the WPD companies' senior unsecured credit ratings by one notch:

•	WPDH Limited to BBB- from BBB;
•	WPD LLP to BBB from BBB+; and
•	WPD (South Wales) and WPD (South West) to BBB+/F2 from A-/F1.

Fitch stated that its downgrade was prompted by the high level of pension-adjusted leverage at WPD. Fitch acknowledged that WPD's funding plan should reduce its pension deficit over time, and it expects WPD to proceed with its de-leveraging program. However, Fitch indicated that it is not certain enough, due to the unpredictability in future pension valuations, that pension-adjusted leverage will support a BBB rating at WPDH Limited. Fitch indicated that WPD (South Wales) and WPD (South West) have been downgraded to maintain a two-notch differential with WPDH Limited because Fitch does not believe that WPD's financial ring-fencing is restrictive enough to support a three-notch differential.

In December 2005, Fitch affirmed PPL Montana's amortizing Pass-Through Certificates, the last of which are due 2020, at BBB. Fitch indicated that the rating reflects PPL Montana's credit quality on a stand-alone basis.

In December 2005, Fitch assigned issuer default ratings (IDRs) for its North American global power portfolio of issuers with ratings of BB- or higher. The IDR reflects Fitch's assessment of an issuer's ability to meet all of its financial commitments on a timely basis, effectively becoming its benchmark probability of default. Fitch rates securities in an issuer's capital structure higher, lower or the same as the IDR based on Fitch's assessment of a particular security's relative recovery prospects. There were no changes in Fitch's securities ratings at PPL Energy Supply as a result of Fitch's assignment of an IDR.

In February 2006, Fitch's Europe, Middle East and Africa group implemented IDRs based on its new IDR methodology. This implementation led to Fitch's assignment of the following IDRs and Fitch's revision of its ratings on the following securities currently outstanding at WPD and its affiliates.

•	WPDH Limited IDR of BBB- and senior unsecured rating to BBB from BBB-;
•	WPD LLP IDR of BBB, senior unsecured rating to BBB+ from BBB and preferred stock rating to BBB from BBB-; and
•	WPD (South Wales) and WPD (South West) IDR of BBB+ and senior unsecured debt rating to A- from BBB+.

Fitch's outlook for WPD and its affiliates remains stable.

Ratings Triggers

PPL Energy Supply's $400 million of 2.625% Convertible Senior Notes due 2023 are convertible upon the occurrence of certain events, including if the long-term credit ratings assigned to the notes by Moody's and S&P are lower than BB and Ba2, or either Moody's or S&P no longer rates the notes. The terms of the notes require cash settlement of the principal amount upon conversion of the notes. See Note 4 to the Financial Statements for more information concerning the Convertible Senior Notes.

PPL Energy Supply and its subsidiaries do not have additional material liquidity exposures caused by a ratings downgrade below "investment grade" that would accelerate the due dates of borrowings. However, if PPL Energy Supply's debt ratings had been below investment grade at December 31, 2005, PPL Energy Supply and its subsidiaries would have had to post an additional $120 million of collateral to counterparties.

Off-Balance Sheet Arrangements

PPL Energy Supply provides guarantees for certain consolidated affiliate financing arrangements that enable certain transactions. Some of the guarantees contain financial and other covenants that, if not met, would limit or restrict the consolidated affiliates' access to funds under these financing arrangements, require early maturity of such arrangements or limit the consolidated affiliates' ability to enter into certain transactions. At this time, PPL Energy Supply believes that these covenants will not limit access to the relevant funding sources.

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

Risk Management - Energy Marketing & Trading and Other

Market Risk

Background

Market risk is the potential loss PPL Energy Supply may incur as a result of price changes associated with a particular financial or commodity instrument. PPL Energy Supply is exposed to market risk from:

•	commodity price risk associated with the sale and purchase of energy and energy-related products, and the purchase of fuel for the generating assets and energy trading activities;
•
interest rate risk associated with variable-rate debt and the fair value of fixed-rate debt used to finance operations, as well as the fair value of debt securities invested in by PPL Energy Supply's nuclear decommissioning trust funds;

•	foreign currency exchange rate risk associated with investments in affiliates in Latin America and Europe, as well as purchases of equipment in currencies other than U.S. dollars; and
•	equity securities price risk associated with the fair value of equity securities invested in by PPL Energy Supply's nuclear decommissioning trust funds.

PPL Energy Supply has a risk management policy approved by PPL's Board of Directors to manage market risk and counterparty credit risk. (Credit risk is discussed below.) The RMC, comprised of senior management and chaired by the Vice President-Risk Management, oversees the risk management function. Key risk control activities designed to monitor compliance with the risk policy and detailed programs include, but are not limited to, credit review and approval, validation of transactions and market prices, verification of risk and transaction limits, sensitivity analyses, daily portfolio reporting, including open positions, mark-to-market valuations and other risk measurement metrics.

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

To record energy derivatives at their fair value, PPL Energy Supply discounts the forward values using the U.S. Utility BBB+ Curve. Additionally, PPL Energy Supply adjusts derivative carrying values to recognize differences in counterparty credit quality and potential illiquidity in the market:

•	The credit adjustment takes into account the probability of default, as calculated by an independent service, for each counterparty that has an out-of-the money position with PPL Energy Supply.

•
The liquidity adjustment takes into account the fact that it may not be appropriate to value contracts at the midpoint of the bid/ask spread. PPL Energy Supply might have to accept the "bid" price if PPL Energy Supply wants to close an open sales position or PPL Energy Supply might have to accept the "ask" price if PPL Energy Supply wants to close an open purchase position.

•
The modeling adjustment takes into account market value for certain contracts when there is no external market to value the contract or when PPL Energy Supply is unable to find independent confirmation of the true market value of the contract.

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

In accordance with EITF 02-3, PPL Energy Supply reflects its net realized and unrealized gains and losses associated with all derivatives that are held for trading purposes in the "Net energy trading margins" line on the Statement of Income. Non-derivative contracts that met the definition of energy trading activities as defined by EITF 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" are reflected in the financial statements using the accrual method of accounting. Under the accrual method of accounting, unrealized gains and losses are not reflected in the financial statements.

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

Accounting Designation

Energy contracts that do not qualify as derivatives receive accrual accounting treatment. For energy contracts that meet the definition of a derivative, the circumstances and intent existing at the time that energy transactions are entered into determine their accounting designation. In addition to energy-related transactions, PPL Energy Supply enters into financial interest rate and foreign currency swap contracts to hedge interest expense associated with both existing and anticipated debt issuances. PPL Energy Supply also enters into foreign currency swap contracts to hedge the fair value of firm commitments denominated in foreign currency and net investments in foreign operations. As with energy transactions, the circumstances and intent existing at the time of the transaction determine the contract's accounting designation. These designations are verified by a separate internal group on a daily basis. See Note 17 to the Financial Statements for a summary of the guidelines that have been provided to the traders who are responsible for the designation of derivative energy contracts.

Commodity Price Risk (Non-Trading)

Commodity price risk is one of PPL Energy Supply's most significant risks due to the level of investment that PPL Energy Supply maintains in its generation assets, coupled with the volatility of prices for energy and energy-related products. Several factors influence price levels and volatilities. These factors include, but are not limited to, seasonal changes in demand, weather conditions, available generating assets within regions, transportation availability and reliability within and between regions, market liquidity, and the nature and extent of current and potential federal and state regulations. To hedge the impact of market price fluctuations on PPL Energy Supply's energy-related assets, liabilities and other contractual arrangements, PPL EnergyPlus sells and purchases physical energy at the wholesale level under FERC market-based tariffs throughout the U.S. and enters into financial exchange-traded and over-the-counter contracts. Because PPL Energy Supply owns or controls generating assets, the majority of PPL Energy Supply's energy transactions qualify for accrual or hedge accounting. Additionally, the non-trading portfolio includes the fair value of options that are economic hedges of PPL Energy Supply's synthetic fuel tax credits. Although they do not receive hedge accounting treatment, these options are considered non-trading.

Within PPL Energy Supply's non-trading portfolio, the decision to enter into energy contracts hinges on the expected value of PPL Energy Supply's generation. To address this risk, PPL Energy Supply takes a conservative approach in determining the number of MWhs that are available to be sold forward. In this regard, PPL Energy Supply reduces the maximum potential output that a plant may produce by three factors - planned maintenance, unplanned outages and economic conditions. The potential output of a plant is first reduced by the amount of unavailable generation due to planned maintenance on a particular unit. Another reduction, representing the unplanned outage rate, is the amount of MWhs that historically are not produced by a plant due to such factors as equipment breakage. Finally, the potential output of certain plants (such as peaking units) is reduced because their higher cost of production will not allow them to economically run during all hours.

PPL Energy Supply's non-trading portfolio also includes full requirements energy contracts. The net obligation to serve these contracts changes minute by minute. PPL Energy Supply analyzes historical on-peak and off-peak usage patterns, as well as spot prices and weather patterns, to determine a monthly level of a block of electricity that best fits the usage patterns in order to minimize earnings volatility. On a forward basis, PPL Energy Supply reserves a block amount of generation for full requirements energy contracts that is expected to be the best match with their anticipated usage patterns and energy peaks. Anticipated usage patterns and energy peaks are affected by expected load changes, regional economic drivers and seasonality.

PPL Energy Supply's non-trading commodity derivative contracts mature at various times through 2010. The following chart sets forth PPL Energy Supply's net fair market value of these contracts as of December 31.

	Gains (Losses)

	2005	2004

Fair value of contracts outstanding at the beginning of the period	$(9)	$86

Contracts realized or otherwise settled during the period	(26)	(66)

Fair value of new contracts at inception	27

Other changes in fair values	(270)	(29)

Fair value of contracts outstanding at the end of the period	$(278)	$(9)

The following chart segregates estimated fair values of PPL Energy Supply's non-trading commodity derivative contracts at December 31, 2005, based on whether the fair values are determined by quoted market prices or other more subjective means.

	Fair Value of Contracts at Period-End Gains (Losses)

	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years	Total Fair Value
Source of Fair Value

Prices actively quoted	$21	$7	$3		$31

Prices provided by other external sources	(76)	(234)	(36)		(346)

Prices based on models and other valuation methods	21	16			37

Fair value of contracts outstanding at the end of the period	$(34)	$(211)	$(33)		$(278)

The "Prices actively quoted" category includes the fair value of exchange-traded natural gas futures contracts quoted on the NYMEX, which has currently quoted prices through 2011.

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

Because of PPL Energy Supply's efforts to hedge the value of the energy from its generation assets, PPL Energy Supply sells electricity and buys fuel on a forward basis, resulting in open contractual positions. If PPL Energy Supply were unable to deliver firm capacity and energy or to accept the delivery of fuel under its agreements, under certain circumstances it could be required to pay damages. These damages would be based on the difference between the market price and the contract price of the commodity. Depending on price volatility in the wholesale energy markets, such damages could be significant. Extreme weather conditions, unplanned power plant outages, transmission disruptions, non-performance by counterparties (or their own counterparties) with which it has energy contracts and other factors could affect PPL Energy Supply's ability to meet its obligations, or cause significant increases in the market price of replacement energy. Although PPL Energy Supply attempts to mitigate these risks, there can be no assurance that it will be able to fully meet its firm obligations, that it will not be required to pay damages for failure to perform, or that it will not experience counterparty non-performance in the future.

As of December 31, 2005, PPL Energy Supply estimated that a 10% adverse movement in market prices across all geographic areas and time periods would have decreased the value of the commodity contracts in its non-trading portfolio by approximately $275 million, compared with a decrease of $165 million at December 31, 2004. For purposes of this calculation, an increase in the market price for electricity is considered an adverse movement because PPL Energy Supply's electricity portfolio is generally in a net sales position, and a decrease in the market price for fuel is considered an adverse movement because PPL Energy Supply's commodity fuels portfolio is generally in a net purchase position. PPL Energy Supply enters into those commodity contracts to reduce the market risk inherent in the generation of electricity.

In accordance with its marketing strategy, PPL Energy Supply does not completely hedge its generation output or fuel requirements. PPL Energy Supply estimates that for its entire portfolio, including all generation, emissions and physical and financial energy positions, a 10% adverse change in power prices across all geographic zones and time periods would decrease expected 2006 gross margins by $18 million. Similarly, a 10% adverse movement in all fossil fuel prices would decrease 2006 gross margins by $10 million.

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

PPL Energy Supply's trading contracts mature at various times through 2009. The following chart sets forth PPL Energy Supply's net fair market value of trading contracts as of December 31.
	Gains (Losses)

	2005	2004

Fair value of contracts outstanding at the beginning of the period	$9	$3

Contracts realized or otherwise settled during the period	(29)	(14)

Fair value of new contracts at inception	3	1

Other changes in fair values	22	19

Fair value of contracts outstanding at the end of the period	$5	$9

PPL Energy Supply will reverse approximately $1 million of the $5 million unrealized trading gains over the first three months of 2006 as the transactions are realized.

The following chart segregates estimated fair values of PPL Energy Supply's trading portfolio at December 31, 2005, based on whether the fair values are determined by quoted market prices or other more subjective means.

	Fair Value of Contracts at Period-End Gains (Losses)

	Maturity Less Than 1 year	Maturity 1-3 years	Maturity 4-5 years	Maturity in Excess of 5 Years	Total Fair Value
Source of Fair Value

Prices actively quoted	$8	$(2)			$6

Prices provided by other external sources	(1)		$2		1

Prices based on models and other valuation methods	(1)	(1)			(2)

Fair value of contracts outstanding at the end of the period	$6	$(3)	$2		$5

See "Commodity Price Risk (Non-trading)" for information on the various sources of fair value.

As of December 31, 2005, PPL Energy Supply estimated that a 10% adverse movement in market prices across all geographic areas and time periods would have decreased the value of the commodity contracts in its trading portfolio by $23 million, compared with a decrease of $5 million at December 31, 2004.

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

At December 31, 2005, PPL Energy Supply's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was estimated at $2 million, compared with $1 million at December 31, 2004.

PPL Energy Supply is also exposed to changes in the fair value of its domestic and international debt portfolios. At December 31, 2005, PPL Energy Supply estimated that its potential exposure to a change in the fair value of its debt portfolio, through a 10% adverse movement in interest rates, was approximately $151 million, compared with $156 million at December 31, 2004.

PPL and PPL Energy Supply utilize various risk management instruments to reduce PPL Energy Supply's exposure to the expected future cash flow variability of its debt instruments. These risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financing. While PPL Energy Supply is exposed to changes in the fair value of these instruments, any changes in the fair value of these instruments are recorded in equity and then reclassified into earnings in the same period during which the item being hedged affects earnings. At December 31, 2005, the market value of these instruments, representing the amount PPL Energy Supply would receive upon their termination, was approximately $2 million. At December 31, 2005, PPL Energy Supply estimated that its potential exposure to a change in the fair value of these instruments, through a 10% adverse movement in the hedged exposure, was $2 million. At December 31, 2004, PPL Energy Supply had none of these instruments outstanding.

PPL and PPL Energy Supply also utilize various risk management instruments to adjust the mix of fixed and floating interest rates in PPL Energy Supply's debt portfolio. While PPL Energy Supply is exposed to changes in the fair value of these instruments, any change in market value is recorded with an equal and offsetting change in the value of the debt being hedged. At December 31, 2005, PPL Energy Supply estimated that its potential exposure to a change in the fair value of these instruments, through a 10% adverse movement in interest rates, was approximately $2 million, compared with an exposure of $2 million at December 31, 2004.

Foreign Currency Risk

PPL Energy Supply is exposed to foreign currency risk, primarily through investments in affiliates in the U.K. and Latin America. In addition, PPL Energy Supply may make purchases of equipment in currencies other than U.S. dollars.

PPL has adopted a foreign currency risk management program designed to hedge certain foreign currency exposures, including firm commitments, recognized assets or liabilities and net investments. In addition, PPL and PPL Energy Supply enter into financial instruments to protect against foreign currency translation risk.

To protect expected income in Chilean pesos, PPL entered into an average rate forward for 8 billion Chilean pesos. The settlement date of this forward is November 2006. At December 31, 2005, the market value of this position, representing the amount PPL would pay upon its termination, was insignificant. PPL Energy Supply estimated that its potential exposure to a change in the market value of these instruments, through a 10% adverse movement in foreign exchange rates, was insignificant at December 31, 2005.

WPDH Limited holds a net position in cross-currency swaps totaling $1.1 billion to hedge the interest payments and value of its U.S. dollar-denominated bonds with maturity dates ranging from December 2006 to December 2028. The estimated value of this position at December 31, 2005, being the amount PPL would pay to terminate it, including accrued interest, was approximately $164 million. PPL Energy Supply estimated that its potential exposure to a change in the market value of these instruments, through a 10% adverse movement in foreign exchange rates, was $140 million at December 31, 2005.

On the Statement of Income, gains and losses associated with hedges of interest payments denominated in foreign currencies are reflected in "Interest Expense." Gains and losses associated with the purchase of equipment are reflected in "Depreciation." Gains and losses associated with net investment hedges remain in accumulated other comprehensive loss, a component of "Member's Equity" on the Balance Sheet, until the investment is disposed.

Nuclear Decommissioning Trust Funds - Securities Price Risk

In connection with certain NRC requirements, PPL Susquehanna maintains trust funds to fund certain costs of decommissioning the Susquehanna station. As of December 31, 2005, these funds were invested primarily in domestic equity securities and fixed-rate, fixed-income securities and are reflected at fair value on PPL Energy Supply's Balance Sheet. The mix of securities is designed to provide returns to be used to fund Susquehanna's decommissioning and to compensate for inflationary increases in decommissioning costs. However, the equity securities included in the trusts are exposed to price fluctuation in equity markets, and the values of fixed-rate, fixed-income securities are exposed to changes in interest rates. PPL Susquehanna actively monitors the investment performance and periodically reviews asset allocation in accordance with its nuclear decommissioning trust policy statement. At December 31, 2005, a hypothetical 10% increase in interest rates and a 10% decrease in equity prices would have resulted in an estimated $33 million reduction in the fair value of the trust assets, compared with a $30 million reduction at December 31, 2004. See Note 21 to the Financial Statements for more information regarding the nuclear decommissioning trust funds.

Synthetic Fuel Tax Credit Risk

Recent increases in and the volatility of crude oil prices threaten to reduce the amount of synthetic fuel tax credits that PPL Energy Supply expects to receive through its synthetic fuel production. The tax credits are reduced if the annual average wellhead price of domestic crude oil falls within a phase-out range. The tax credits are eliminated if this reference price exceeds the phase-out range. See "Regulatory Issues - IRS Synthetic Fuels Tax Credits" in Note 14 to the Financial Statements for more information regarding the phase-out of the tax credits.

PPL Energy Supply implemented a risk management objective to hedge a portion of the variability of cash flows associated with its 2006 and 2007 synthetic fuel tax credits by hedging the risk that the 2006 and 2007 annual average wellhead price for domestic crude oil will be within the phase-out range.

PPL Energy Supply purchased options in 2005 to mitigate some of the reductions in synthetic fuel tax credits if the annual average wellhead price for 2006 and 2007 falls within the applicable phase-out range. These positions did not qualify for hedge accounting treatment. The mark-to-market value of these positions as of December 31, 2005, was a gain of $10 million, and is reflected in "Energy-related businesses" revenues on the Statement of Income.

As of December 31, 2005, PPL Energy Supply estimated that a 10% adverse movement in market prices of crude oil would have decreased the value of the synthetic fuel hedges by $24 million. For purposes of this calculation, a decrease in the market price for crude oil is considered an adverse movement.

Credit Risk

Credit risk relates to the risk of loss that PPL Energy Supply would incur as a result of non-performance by counterparties of their contractual obligations. PPL Energy Supply maintains credit policies and procedures with respect to counterparties (including requirements that counterparties maintain certain credit ratings criteria) and requires other assurances in the form of credit support or collateral in certain circumstances in order to limit counterparty credit risk. However, PPL Energy Supply has concentrations of suppliers and customers among electric utilities, natural gas distribution companies and other energy marketing and trading companies. These concentrations of counterparties may impact PPL Energy Supply's overall exposure to credit risk, either positively or negatively, in that counterparties may be similarly affected by changes in economic, regulatory or other conditions. As discussed above in "Contract Valuation," PPL Energy Supply records certain non-performance reserves to reflect the probability that a counterparty with contracts that are out of the money (from the counterparty's standpoint) will default in its performance. In this case, PPL Energy Supply would have to sell into a lower-priced market or purchase from a higher-priced market. These reserves are reflected in the fair value of assets recorded in "Price risk management assets" on the Balance Sheet. PPL Energy Supply also records reserves to reflect the probability that a counterparty will not make payments for deliveries PPL Energy Supply has made but not yet billed. These reserves are reflected in "Unbilled revenues" on the Balance Sheet. PPL Energy Supply also has established a reserve with respect to certain sales to the California ISO for which PPL Energy Supply has not yet been paid, as well as a reserve related to PPL Energy Supply's exposure as a result of the Enron bankruptcy, which are reflected in "Accounts receivable" on the Balance Sheet. See Notes 1 and 14 to the Financial Statements.

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

Acquisitions, Development and Divestitures

From time to time, PPL Energy Supply and its subsidiaries are involved in negotiations with third parties regarding acquisitions and dispositions of businesses and assets, joint ventures and development projects which may or may not result in definitive agreements. Any such transactions may impact future financial results. See Note 9 to the Financial Statements for information regarding recent acquisitions and development activities.

At December 31, 2005, PPL Global had investments in foreign facilities, including consolidated investments in WPD, Emel, EC and others. See Note 3 to the Financial Statements for information on unconsolidated investments accounted for under the equity method.

In connection with the ongoing review of its non-core international minority ownership investments, PPL Global sold certain minority interests in 2005 and 2004. See Note 9 to the Financial Statements for additional information.

PPL Energy Supply is currently planning incremental capacity increases of 258 MW at several existing domestic generating facilities.

PPL Energy Supply is continuously reexamining development projects based on market conditions and other factors to determine whether to proceed with these projects, sell them, cancel them, expand them, execute tolling agreements or pursue other opportunities.

Environmental Matters

See Note 14 to the Financial Statements for a discussion of environmental matters.

Competition

See "Item 1. Business - Competition" and "Item 1A. Risk Factors" for a discussion of competitive factors affecting PPL Energy Supply.

New Accounting Standards

See Note 23 to the Financial Statements for a discussion of new accounting standards recently adopted or pending adoption.

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

1)  Price Risk Management

See "Risk Management - Energy Marketing & Trading and Other" in Financial Condition.

2)  Pension and Other Postretirement Benefits

As described in Note 12 to the Financial Statements, PPL Energy Supply subsidiaries sponsor various pension and other postretirement plans and participate in, and are allocated a significant portion of the liability and net periodic pension cost of the PPL Retirement Plan and the PPL Postretirement Benefit Plan. PPL and PPL Energy Supply follow the guidance of SFAS 87, "Employers' Accounting for Pensions," and SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," when accounting for these pension and other postretirement benefits. Under these accounting standards, assumptions are made regarding the valuation of benefit obligations and the performance of plan assets. Delayed recognition of differences between actual results and expected or estimated results is a guiding principle of these standards. This delayed recognition of actual results allows for a smoothed recognition of changes in benefit obligations and plan performance over the working lives of the employees who benefit under the plans. The primary assumptions are:

•
Discount Rate - The discount rate is used in calculating the present value of benefits, which are based on projections of benefit payments to be made in the future. The objective in selecting the discount rate is to measure the single amount that, if invested at the measurement date in a portfolio of high-quality debt instruments, would provide the necessary future cash flows to pay the accumulated benefits when due.

•
Expected Return on Plan Assets - Management projects the future return on plan assets considering prior performance, but primarily based upon the plans' mix of assets and expectations for the long-term returns on those asset classes. These projected returns reduce the net benefit costs PPL Energy Supply records currently.

•	Rate of Compensation Increase - Management projects employees' annual pay increases, which are used to project employees' pension benefits at retirement.

•	Health Care Cost Trend Rate - Management projects the expected increases in the cost of health care.

In selecting a discount rate for its domestic pension and other postretirement plans, PPL Energy Supply starts with an analysis of the expected benefit payment stream for its plans. This information is first matched against a spot-rate yield curve. A portfolio of nearly 600 Moody's Aa-graded non-callable corporate bonds, with a total outstanding float in excess of $300 billion, serves as the base from which those with the lowest and highest yields are eliminated to develop the ultimate yield curve. The results of this analysis are considered in conjunction with other economic data and consideration of movements in the Moody's Aa bond index to determine the discount rate assumption. At December 31, 2005, PPL Energy Supply decreased the discount rate for its domestic plans from 5.75% to 5.70% as a result of this assessment.

The selection of a discount rate for the international pension plans of WPD again starts with an analysis of the expected benefit payment streams. This information is analyzed against yields on long-term high-quality corporate bonds within the iBoxx index. Due to the flatness of U.K. yield curves, the duration-weighted discount rate is approximately the same. At December 31, 2005, PPL Energy Supply decreased the discount rate for its international pension plans from 5.50% to 4.75% as a result of this assessment.

In selecting an expected return on plan assets, PPL and PPL Energy Supply consider tax implications, past performance and economic forecasts for the types of investments held by the plans. At December 31, 2005, PPL's and PPL Energy Supply's expected return on plan assets was decreased from 8.75% to 8.50% for their domestic pension plans. For its international plans, PPL Energy Supply's expected return on plan assets was reduced from 8.30% to 8.09% at December 31, 2005. Both PPL's and PPL Energy Supply's domestic and international pension plans have significantly exceeded the expected return on plan assets for 2004 and 2005. However, the expected return on plan assets assumption was decreased to reflect a long-term view of equity markets and an expected increase in long-term bond yields.

In selecting a rate of compensation increase, PPL and PPL Energy Supply consider past experience in light of movements in inflation rates. At December 31, 2005, PPL's and PPL Energy Supply's rate of compensation increase was changed to 4.75% from 4.00% for their domestic plans. For the international plans, the rate of compensation increase remained at 3.75% at December 31, 2005.

In selecting health care cost trend rates, PPL and PPL Energy Supply consider past performance and forecasts of health care costs. At December 31, 2005, the health care cost trend rates were 10.0% for 2006, gradually declining to 5.5% for 2011.

A variance in the assumptions listed above could have a significant impact on projected benefit obligations, accrued pension and other postretirement benefit liabilities, reported annual net periodic pension and other postretirement benefit cost and other comprehensive income (OCI). The following chart reflects the sensitivities in the 2005 financial statements associated with a change in certain assumptions. While the chart below reflects either an increase or decrease in each assumption, the inverse of this change would impact the projected benefit obligation, accrued pension and other postretirement benefit liabilities, reported annual net periodic pension and other postretirement benefit cost and OCI by a similar amount in the opposite direction. Each sensitivity below reflects an evaluation of the change based solely on a change in that assumption.

	Increase (Decrease)
Actuarial Assumption	Change in Assumption	Impact on Obligation	Impact on Liabilities (a)	Impact on Cost	Impact on OCI

Discount Rate	(0.25)%	$117	$1	$1	$80

Expected Return on Plan Assets	(0.25)%	N/A	8	8	(6)

Rate of Compensation Increase	0.25%	18	2	2	(1)

Health Care Cost Trend Rate (b)	1.0%	5			N/A

(a)	Excludes the impact of additional minimum liability.
(b)	Only impacts other postretirement benefits.

The total net pension and other postretirement benefit obligation for PPL Energy Supply's plans was $373 million as of December 31, 2005. PPL Energy Supply recognized an aggregate net accrued pension and other postretirement benefit liability of $228 million on its Balance Sheet as of December 31, 2005, for its plans. The total obligation is not fully reflected in the current financial statements due to the delayed recognition criteria of the accounting standards for these obligations. At December 31, 2005, PPL Energy Supply also reflected a net liability of $59 million on its Balance Sheet for pension liabilities and prepaid other postretirement benefit costs allocated from plans sponsored by PPL Services.

In 2005, PPL Energy Supply was allocated and recognized net periodic pension and other postretirement costs charged to operating expenses of $25 million. This amount represents a $43 million increase compared with the credit recognized during 2004. This increase in expense was primarily attributable to PPL's international plans and was the result of the decrease in the discount rate at December 31, 2004, and recognition of prior losses.

The pension plans of WPD have accumulated deferred losses of $721 million as of December 31, 2005, as a result of changes in the discount rate assumption, expected compared with actual asset returns and changes in demographic assumptions and experience.  The losses, to the extent not offset by future gains, will be amortized in accordance with PPL Energy Supply's policy regarding recognition of gains and losses as detailed in Note 1 to the Financial Statements.

Strong asset returns and falling foreign currency conversion rates offset the impact of the decrease in the discount rate, allowing PPL Energy Supply to reduce its additional minimum pension liability for its international pension plans, offset by a modest increase for it's domestic pension plans. Recording the change in the additional minimum liability resulted in a $21 million decrease to the pension-related charge to OCI, net of taxes, translation adjustment and unrecognized prior service costs, with no effect on net income. The pension-related balance in OCI, which is a reduction to shareowners' equity, was reduced from $360 million at December 31, 2004, to $339 million at December 31, 2005. The charges to OCI will reverse in future periods if the fair value of trust assets exceeds the accumulated benefit obligation.

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

3)  Asset Impairment

PPL Energy Supply performs impairment analyses for long-lived assets, including intangibles, that are subject to depreciation or amortization in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." PPL Energy Supply tests for impairment whenever events or changes in circumstances indicate that a long-lived asset's carrying value may not be recoverable. Examples of such events or changes in circumstances are:

•	a significant decrease in the market price of an asset;
•	a significant adverse change in the manner in which an asset is being used or in its physical condition;
•	a significant adverse change in legal factors or in the business climate;
•	an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of an asset;
•	a current-period operating or cash flow loss combined with a history of losses or a forecast that demonstrates continuing losses; or
•	a current expectation that, more likely than not, an asset will be sold or otherwise disposed of before the end of its previously estimated useful life.

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

PPL Energy Supply has determined that, when alternative courses of action to recover the carrying value of a long-lived asset are being considered, it uses estimated cash flows from the most likely approach to assess impairment whenever one scenario is clearly the most likely outcome. If no scenario is clearly most likely, then a probability-weighted approach is used taking into consideration estimated cash flows from the alternative scenarios. For assets tested for impairment as of the balance sheet date, the estimates of future cash flows used in that test consider the likelihood of possible outcomes that existed at the balance sheet date, including the assessment of the likelihood of the future sale of the assets. That assessment made as of the balance sheet date is not revised based on events that occur after the balance sheet date.

During 2005, PPL Energy Supply and its subsidiaries evaluated certain gas-fired generation assets for impairment, as events and circumstances indicated that the carrying value of these assets may not be recoverable. PPL Energy Supply did not record an impairment of these gas-fired generation assets in 2005. For these impairment analyses, the most significant assumption was the estimate of future cash flows. PPL Energy Supply estimates future cash flows using information from its corporate business plan adjusted for any recent sale or purchase commitments. Key factors that impact cash flows include projected prices for electricity and gas as well as firm sale and purchase commitments. A 10% decrease in estimated future cash flows for the gas-fired generation assets would not have resulted in an impairment charge.

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

PPL Energy Supply completed its annual goodwill impairment test in the fourth quarter of 2005. This test did not require any second-step assessments and did not result in any impairments. PPL Energy Supply's most significant assumptions surrounding the goodwill impairment test relate to the estimates of reporting unit fair values. PPL Energy Supply estimated fair values primarily based upon discounted cash flows. Although a full two-step evaluation was not completed, a decrease in the forecasted cash flows of 10% or an increase of the discount rates by 50 basis points would have resulted in the carrying value of certain reporting units exceeding their estimated fair values, indicating a potential impairment of goodwill.

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

At December 31, 2005, PPL Energy Supply continued to participate in a significant sale/leaseback transaction. In July 2000, PPL Montana sold its interest in the Colstrip generating plant to owner lessors who are leasing the assets back to PPL Montana under four 36-year operating leases. This transaction is accounted for as an operating lease in accordance with current rules related to sale/leaseback arrangements. If for any reason this transaction did not meet the requirements for off-balance sheet operating lease treatment as a sale/leaseback, PPL Energy Supply would have recorded approximately $270 million of additional assets and approximately $318 million of additional liabilities on its balance sheet at December 31, 2005, and would have recorded additional expenses currently estimated at $7 million, after-tax, in 2005.

See Note 10 to the Financial Statements for additional information related to operating leases.

5)  Loss Accruals

PPL Energy Supply periodically accrues losses for the estimated impacts of various conditions, situations or circumstances involving uncertain outcomes. These events are called "contingencies," and PPL Energy Supply's accounting for such events is prescribed by SFAS 5, "Accounting for Contingencies," and other related accounting guidance. SFAS 5 defines a contingency as "an existing condition, situation, or set of circumstances involving uncertainty as to possible gain or loss to an enterprise that will ultimately be resolved when one or more future events occur or fail to occur."

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

PPL Energy Supply also has accrued estimated losses on long-term purchase commitments when significant events have occurred. For example, estimated losses were accrued when long-term purchase commitments were assumed under asset acquisition agreements and when PPL Electric's generation business was deregulated. Under regulatory accounting, PPL Electric recorded the above-market cost of energy purchases from NUGs as part of its purchased power costs on an as-incurred basis, since these costs were recovered in regulated rates. When the generation business was deregulated, the estimated loss associated with these long-term purchase commitments to make above-market NUG purchases was recorded because PPL Electric was committed to purchase electricity at above market prices but it could no longer recover these costs in regulated rates. As described below, this loss accrual was transferred to PPL EnergyPlus in the July 1, 2000 corporate realignment.

The accounting aspects of estimated loss accruals include: (1) the initial identification and recording of the loss; (2) the determination of triggering events for reducing a recorded loss accrual; and (3) the ongoing assessment as to whether a recorded loss accrual is sufficient. All three of these aspects of accounting for loss accruals require significant judgment by PPL Energy Supply's management.

Initial Identification and Recording of the Loss Accrual

PPL Energy Supply uses its internal expertise and outside experts (such as lawyers, tax specialists and engineers), as necessary, to help estimate the probability that a loss has been incurred and the amount (or range) of the loss.

In 2005, a loss accrual was recorded for the remediation expenses in connection with the ash basin leak at the Martins Creek generating station. Significant judgment was required by PPL Energy Supply's management to perform the initial assessment of this contingency. In August 2005, a leak from a disposal basin containing fly ash and water at the Martins Creek generating station caused a discharge from the basin onto adjacent roadways and fields, and into a nearby creek and the Delaware River. PPL Energy Supply immediately began to work with the Pennsylvania DEP and appropriate agencies and consultants to assess the extent of environmental damage caused by the discharge and to remediate the damage. At that time, PPL Energy Supply had, and still has, no reason to believe that the Martins Creek leak has caused any danger to human health or any adverse biological impact on the river aquatic life. However, at that time, PPL Energy Supply expected that it would be subject to an enforcement action by the Pennsylvania DEP and that claims may be brought against it by several state agencies and private litigants. See Note 14 to the Financial Statements for additional information.

PPL Energy Supply's management assessed the contingency in the third quarter of 2005. The ultimate cost of the remediation effort was difficult to estimate due to a number of uncertainties, such as the scope of the project, the impact of weather conditions on the ash recovery effort, and the ultimate outcome of enforcement actions and private litigation. PPL Energy Supply's management concluded, at the time, that $33 million was the best estimate of the cost of the remediation effort. PPL Energy Supply recorded this loss accrual in the third quarter of 2005.

See "Ongoing Assessment of Recorded Loss Accruals" for a discussion of the year-end 2005 assessment of this contingency.

PPL Energy Supply has identified certain other events that could give rise to a loss, but that do not meet the conditions for accrual under SFAS 5. SFAS 5 requires disclosure, but not a recording, of potential losses when it is "reasonably possible" that a loss has been incurred. The FASB defines "reasonably possible" as cases in which "the chance of the future event or events occurring is more than remote but less than likely." See Note 14 to the Financial Statements for disclosure of other potential loss contingencies that have not met the criteria for accrual under SFAS 5.

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

•
Certain loss accruals are systematically reduced based on the expiration of contract terms. An example of this is the loss accrual for above-market NUG purchase commitments, which is described below. This loss accrual is being reduced over the lives of the NUG purchase contracts.

•	Allowances for excess or obsolete inventory are reduced as the inventory items are pulled from the warehouse shelves and sold as scrap or otherwise disposed.

•	Allowances for uncollectible accounts are reduced when accounts are written off after prescribed collection procedures have been exhausted or when underlying amounts are ultimately collected.

•	Environmental and other litigation contingencies are reduced when the contingency is resolved and PPL Energy Supply makes actual payments or the loss is no longer considered probable.

The largest loss accrual on PPL Energy Supply 's balance sheet, and the loss accrual that changed most significantly in 2005, was for an impairment of above-market NUG purchase commitments. This loss accrual reflects the estimated difference between the above-market contract terms, under the purchase commitments, and the fair value of the electricity to be purchased. This loss accrual was originally recorded at $854 million in 1998, when PPL Electric's generation business was deregulated.

When the loss accrual related to NUG purchases was recorded in 1998, PPL Electric established the triggering events for when the loss accrual would be reduced. A schedule was established to reduce the liability based on projected purchases over the lives of the NUG contracts. This loss accrual was transferred to PPL EnergyPlus in the July 1, 2000 corporate realignment. PPL EnergyPlus continues to reduce the above-market NUG liability based on the aforementioned schedule. As PPL EnergyPlus reduces the liability for the above-market NUG purchases, it offsets the actual cost of NUG purchases, thereby bringing the net power purchase expense more in line with expected market prices. The above-market loss accrual was $206 million at December 31, 2005. This loss accrual will be significantly reduced by 2009, when all but one of the NUG contracts expires. The then-remaining NUG contract will expire in 2014.

Ongoing Assessment of Recorded Loss Accruals

PPL Energy Supply reviews its loss accruals on a regular basis to assure that the recorded potential loss exposures are sufficient. This involves ongoing communication and analyses with internal and external legal counsel, engineers, tax specialists, operation management and other parties.

Significant management judgment is required in developing PPL Energy Supply's contingencies, or reserves, for income taxes and valuation allowances for deferred tax assets. The ongoing assessment of tax contingencies is intended to result in management's best estimate of the ultimate settled tax position for each tax year. Annual tax provisions include amounts considered sufficient to pay assessments that may result from examination of prior year tax returns by taxing authorities. However, the amount ultimately paid upon resolution of any issues raised by such authorities may differ from the amount accrued. In evaluating the exposure associated with various filing positions, PPL Energy Supply accounts for changes in probable exposures based on management's best estimate of the amount that should be recognized. An allowance is maintained for the tax contingencies, the balance of which management believes to be adequate. The ongoing assessment of valuation allowances is based on an assessment of whether deferred tax assets will ultimately be realized. Management considers a number of factors in assessing the ultimate realization of deferred tax assets, including forecasts of taxable income in future periods.

As part of the year-end preparation of its financial statements, PPL Energy Supply's management re-assessed the loss accrual related to the ash basin leak at Martins Creek, described above under "Initial Identification and Recording of the Loss Accrual." Based on the ongoing remediation efforts and communications with the Pennsylvania DEP and other appropriate agencies, PPL Energy Supply's management concluded that $48 million was currently the best estimate of the cost of the remediation effort. Therefore, PPL Energy Supply revised the loss accrual in the fourth quarter of 2005. See Note 14 to the Financial Statements for additional information. PPL Energy Supply cannot predict the final cost of assessment and remediation of the leak, the outcome of the action initiated by the Pennsylvania DEP or the action initiated by the Delaware Riverside Conservancy and several citizens, the outcome of the natural resource damage assessment, the exact nature of any other regulatory or other legal actions that may be initiated against PPL Energy Supply as a result of the disposal basin leak, the extent of the fines or damages that may be sought in connection with any such actions or the ultimate financial impact on PPL Energy Supply. PPL Energy Supply's management will continue to assess the loss accrual for this contingency in future periods.

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

FIN 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143," which was issued in March 2005, and adopted by PPL effective December 31, 2005, clarified the term conditional ARO as used in SFAS 143. FIN 47 specified that a conditional ARO must be recognized when incurred if the fair value of the ARO can be reasonably estimated. See Note 21 for further discussion of the impact of FIN 47 on PPL Energy Supply.

In determining AROs, management must make significant judgments and estimates to calculate fair value. Fair value is developed through consideration of estimated retirement costs in today's dollars, inflated to the anticipated retirement date and then discounted back to the date the ARO was incurred. Changes in assumptions and estimates included within the calculations of the fair value of AROs could result in significantly different results than those identified and recorded in the financial statements.

At December 31, 2005, PPL Energy Supply had AROs totaling $298 million recorded on the Balance Sheet. PPL Energy Supply's most significant assumptions surrounding AROs are the forecasted retirement costs, the discount rates and the inflation rates. A variance in the forecasted retirement costs, the discount rates or the inflation rates could have a significant impact on the ARO liabilities.

The following chart reflects the sensitivities related to the ARO liabilities as of December 31, 2005, associated with a change in these assumptions at the time of initial recognition. There is no significant change to the ARO asset values, depreciation expense of the ARO assets or accretion expense of the ARO liabilities as a result of changing the assumptions. Each sensitivity below reflects an evaluation of the change based solely on a change in that assumption.

	Change in Assumption	Impact on ARO Liabilities

Retirement Cost	10%/(10)%	$27/$(27)

Discount Rate	0.25%/(0.25)%	$(26)/$29

Inflation Rate	0.25%/(0.25)%	$31/$(28)

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

PPL ELECTRIC UTILITIES CORPORATION
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

PPL Electric provides electricity delivery service in eastern and central Pennsylvania. Its headquarters are in Allentown, PA. See "Item 1. Business - Background," for a description of PPL Electric's business. PPL Electric's strategy and principal challenge is to own and operate its electricity delivery business at the highest level of customer service and reliability and at the most efficient cost.

PPL Electric's electricity delivery business is rate-regulated. Accordingly, PPL Electric is subject to regulatory risks in terms of the costs that it may recover and the investment returns that it may collect in customer rates.

A key challenge for PPL Electric is to maintain a strong credit profile. Investors, analysts and rating agencies that follow companies in the energy industry continue to be focused on the credit quality and liquidity position of these companies. PPL Electric continually focuses on strengthening its balance sheet and improving its liquidity position, thereby improving its credit profile.

See "Item 1A. Risk Factors" for more information concerning material risks PPL Electric faces in its business.

The purpose of "Management's Discussion and Analysis of Financial Condition and Results of Operations" is to provide information concerning PPL Electric's past and expected future performance in implementing the strategy and challenges mentioned above. Specifically:

•	"Results of Operations" provides an overview of PPL Electric's operating results in 2005, 2004 and 2003, including a review of earnings. It also provides a brief outlook for 2006.

•
"Financial Condition - Liquidity and Capital Resources" provides an analysis of PPL Electric's liquidity position and credit profile, including its sources of cash (including bank credit facilities and sources of operating cash flow) and uses of cash (including contractual commitments and capital expenditure requirements) and the key risks and uncertainties that impact PPL Electric's past and future liquidity position and financial condition. This subsection also includes a listing of PPL Electric's current credit ratings.

•	"Financial Condition - Risk Management" includes an explanation of PPL Electric's risk management activities regarding commodity price risk and interest rate risk.

•
"Application of Critical Accounting Policies" provides an overview of the accounting policies that are particularly important to the results of operations and financial condition of PPL Electric and that require its management to make significant estimates, assumptions and other judgments. Although PPL Electric's management believes that these estimates, assumptions and other judgments are appropriate, they relate to matters that are inherently uncertain. Accordingly, changes in the estimates, assumptions and other judgments applied to these accounting policies could have a significant impact on PPL Electric's results of operations and financial condition, as reflected in PPL Electric's Financial Statements.

The information provided in this Item 7 should be read in conjunction with PPL Electric's Financial Statements and the accompanying Notes.

Terms and abbreviations are explained in the glossary. Dollars are in millions unless otherwise noted.

Results of Operations

Earnings

Income available to PPL was:

2005	2004	2003

$145	$74	$25

The after-tax changes in income available to PPL were due to:

	2005 vs. 2004	2004 vs. 2003

Delivery revenues (net of CTC/ITC amortization, interest expense on transition bonds and ancillary charges)	$123	$5

Operation and maintenance expenses	(6)	(3)

Taxes, other than income (excluding gross receipts tax)	(9)	9

Change in tax reserves associated with stranded costs securitization (Note 5)	(15)	22

Interest income on 2004 IRS tax settlement	(5)	5

Financing costs (excluding transition bond interest expense)	4	2

Interest income on loans to affiliates	6

Other	2	4

Unusual items	(29)	5

	$71	$49

The following items, that management considers unusual, had a significant impact on earnings.

	2005	2004	2003

PJM billing dispute (Note 14)	$(27)

Acceleration of stock-based compensation expense for periods prior to 2005 (Note 1)	(2)

Workforce reduction (Note 20)			$(5)

Total	$(29)		$(5)

The year-to-year changes in significant earnings components are explained in the "Statement of Income Analysis."

PPL Electric's 2005 earnings were impacted by a number of key factors, including:

•
In December 2004, the PUC approved an increase in PPL Electric's distribution rates of approximately $137 million (based on a return on equity of 10.7%), and approved PPL Electric's proposed mechanism for collecting an additional $57 million in transmission-related charges, for a total annual increase of approximately $194 million, effective January 1, 2005.

•	Delivery revenues also increased in 2005 compared with 2004 due to a 4.3% increase in electricity delivery sales volumes.

•
In January 2005, severe ice storms hit PPL Electric's service territory. As a result, PPL Electric had to restore service to approximately 238,000 customers. The total cost of restoring service, excluding capitalized costs and regular payroll expenses, was approximately $16 million.

On February 11, 2005, PPL Electric filed a petition with the PUC for authority to defer and amortize for regulatory accounting and reporting purposes these storm costs. On August 26, 2005, the PUC issued an order granting PPL Electric's petition subject to certain conditions, including: (i) the PUC's authorization of deferred accounting is not an assurance of future rate recovery of the storm costs, (ii) PPL Electric must request recovery of the deferred storm costs in its next distribution base rate case, and (iii) PPL Electric must begin immediately to expense the deferred storm costs on a ten-year amortization schedule for regulatory accounting and reporting purposes. As a result of the PUC Order and in accordance with SFAS 71, "Accounting for the Effects of Certain Types of Regulation," in the third quarter of 2005, PPL Electric deferred approximately $12 million of its previously expensed storm costs. The deferral was based on its assessment of the timing and likelihood of recovering the deferred costs in PPL Electric's next distribution base rate case. At this time, PPL Electric cannot be certain that it will recover the storm costs, nor can it predict whether future incidents of severe weather will cause significant facility damage and service disruptions that would also result in significant costs.

•	Operation and maintenance expense increased in 2005 compared with 2004, primarily due to increased system reliability work and tree trimming costs.

•
PPL Electric recognized an after-tax charge of $27 million in the first quarter of 2005 for a loss contingency related to the PJM billing dispute. See Note 14 for information concerning the settlement agreement reached by PPL Electric and Exelon Corporation to settle this litigation, which is subject to approval by the FERC. PPL Electric cannot be certain of the outcome of this matter or the impact on PPL Electric and its subsidiaries.

PPL Electric's earnings beyond 2005 are subject to various risks and uncertainties. See "Forward-Looking Information," "Item 1A. Risk Factors," the rest of this Item 7 and Note 14 to the Financial Statements for a discussion of the risks, uncertainties and factors that may impact PPL Electric's future earnings.

2006 Outlook

PPL Electric is projecting flat delivery revenues due to projected modest load growth in 2006 compared with 2005 and because of higher sales in 2005 as a result of unusually warm weather. PPL Electric is also expecting to experience increased operation and maintenance expenses in 2006.

Statement of Income Analysis --

Operating Revenues

Retail Electric

The increases in revenues from retail electric operations were attributable to:

	2005 vs. 2004	2004 vs. 2003

PLR electric generation supply	$122	$94

Electric delivery	201	(7)

Delivery and PLR supply to PPL Generation		(5)

Other	1	(2)

	$324	$80

The increase in revenues from retail electric operations for 2005 compared with 2004 was primarily due to:

•	higher PLR revenues due to higher energy and capacity rates and a 6% increase in volume, in part due to the return of customers previously served by alternate suppliers; and
•	higher electric delivery revenues resulting from higher transmission and distribution customer rates effective January 1, 2005, and a 4.3% increase in volume.

The increase in revenues from retail electric operations for 2004 compared with 2003 was primarily due to:

•	higher PLR revenues due to higher energy and capacity rates and a 3.6% increase in volume, in part due to the return of customers previously served by alternate suppliers; partially offset by
•	lower electric delivery revenues due to a decrease in ITC and CTC revenue as a result of lower ITC rates, and several rate groups reaching their cap; and
•	lower sales to PPL Generation. PPL Generation's power plants began self-supplying their station use in April 2003, rather than taking supply from PPL Electric.

Wholesale Electric

PPL Electric wholesale revenues were previously derived primarily from sales to municipalities. The $23 million decrease in wholesale electric revenues in 2004 compared with 2003 was due to the expiration of all municipal purchase power agreements at the end of January 2004.

Wholesale Electric to Affiliate

PPL Electric has a contract to sell to PPL EnergyPlus the electricity that PPL Electric purchases under contracts with NUGs. The $6 million decrease in wholesale revenue to affiliate in 2005 compared with 2004 was primarily due to an unplanned outage at a NUG facility during the second quarter of 2005. PPL Electric therefore had less electricity to sell to PPL EnergyPlus.

Energy Purchases

Energy purchases increased by $47 million in 2005 compared with 2004 primarily due to the $39 million accrual for the PJM billing dispute. See Note 14 to the Financial Statements for additional information regarding the loss accrual recorded for the PJM billing dispute. Also, the increase reflects a $10 million charge to load-serving entities which began in May 2005, retroactive to December 2004. This charge minimizes the revenue impacts to transmission owners that result from the integration of the Midwest ISO and PJM markets and will continue until March 2006. These increases were partially offset by a $7 million decrease due to an unplanned NUG outage in the second quarter of 2005.

Energy Purchases from Affiliate

Energy purchases from affiliate increased by $90 million in 2005 compared with 2004 and by $56 million in 2004 compared with 2003. The increases reflect an increase in PLR load, as well as higher prices for energy purchased under the power supply contracts with PPL EnergyPlus that was needed to support the PLR load.

Other Operation and Maintenance

The increases in other operation and maintenance expenses were due to:

	2005 vs. 2004	2004 vs. 2003

Costs associated with severe ice storms in January 2005	$16

Subsequent deferral of a portion of costs associated with January 2005 ice storms (Note 1)	(12)

Increase in domestic system reliability work and tree trimming	10

Accelerated amortization of stock-based compensation (Note 1)	5

Increase in domestic pension costs	3	$5

Increase in allocation of certain corporate service costs (Note 15)	1	5

Write-off of Hurricane Isabel costs not approved for recovery by the PUC		4

Decrease in employee benefits due to transfer of field services employees to PPL Generation	(7)

Decrease in other postretirement benefit expense	(2)	(11)

Other	(2)	5

	$12	$8

Depreciation

Depreciation increased by $5 million in 2005 compared with 2004 and by $4 million in 2004 compared with 2003 due to plant additions, including the Automated Meter Reading project.

Taxes, Other Than Income

In 2004, PPL Electric reversed a $14 million accrued liability for 1998 and 1999 PURTA taxes that had been accrued based on potential exposure in the proceedings regarding the Susquehanna nuclear station tax assessment. The rights of third-party intervenors to further appeal expired in 2004. The reversal and a $19 million increase in domestic gross receipts tax expense in 2005 are the primary reasons for the $33 million increase in taxes, other than income, compared with 2004.

The reversal of the PURTA tax liability is the primary reason for the $12 million decrease in taxes, other than income in 2004, compared with 2003. Also contributing to the decrease was lower capital stock tax expense. These decreases were partially offset by higher gross receipts tax expense.

Workforce Reduction

See Note 20 to the Financial Statements for information on the $9 million charge recorded in 2003.

Other Income - net

See Note 16 to the Financial Statements for details of other income and deductions.

Interest Expense

Interest expense, including interest expense with affiliate, decreased by $8 million in 2005 compared with 2004 and by $21 million in 2004 compared with 2003. These decreases primarily reflect the net impact of long-term debt retirements and new issuances. Over the past two years, $953 million of long-term debt retirements have occurred, while new issuances over the same period totaled $424 million. The decrease in 2005 was partially offset by $8 million of interest accrued for the PJM billing dispute and $9 million of additional interest paid on collateral held by PPL Electric relating to the PLR contract. See Note 15 to the Financial Statements for further discussion of collateral held under the PLR contract.

Income Taxes

Income tax expense increased by $61 million in 2005 compared with 2004. This increase was primarily attributable to:

•	a $50 million increase in income tax expense related to higher pre-tax book income; and
•
a $10 million reduction in tax benefits in 2005 related to federal and state income tax reserves that included a $15 million decrease in tax benefits associated with stranded costs securitization, offset by a $5 million increase in tax benefits associated with other income tax reserves, predicated upon management's reassessment of its best estimate of probable tax exposure relative to 2004.

Income tax expense decreased by $10 million in 2004 compared with 2003. This decrease was primarily attributable to:

•
a $22 million tax benefit recognized in 2004 related to a reduction in tax reserves associated with stranded costs securitization predicated upon management's reassessment of its best estimate of probable tax exposure relative to 2003; offset by

•	a $15 million increase in income tax expense related to higher pre-tax book income.

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

Financial Condition

Liquidity and Capital Resources

PPL Electric is focused on maintaining an appropriate liquidity position and strengthening its balance sheet, thereby continuing to improve its credit profile. PPL Electric believes that its cash on hand, short-term investments, operating cash flows, access to debt and equity capital markets and borrowing capacity, taken as a whole, provide sufficient resources to fund its ongoing operating requirements, future security maturities and estimated future capital expenditures. PPL Electric currently expects cash, cash equivalents and short-term investments at the end of 2006 to be approximately $100 million, while maintaining approximately $200 million in credit facilities and up to $150 million in short-term debt capacity related to an asset-backed commercial paper program. However, PPL Electric's cash flows from operations and its access to cost effective bank and capital markets are subject to risks and uncertainties, including but not limited to:

•	unusual or extreme weather that may damage PPL Electric's transmission and distribution facilities or affect energy sales to customers;
•	ability to recover and the timeliness and adequacy of recovery of costs associated with regulated utility businesses;
•	any adverse outcome of legal proceedings and investigations currently being conducted with respect to PPL Electric's current and past business activities; and
•	a downgrade in PPL Electric's or its subsidiary's credit ratings that could negatively affect their ability to access capital and increase the cost of maintaining credit facilities and any new debt.

At December 31, 2005, PPL Electric had $323 million of cash, cash equivalents and short-term investments and $42 million in short-term debt, compared with $161 million in cash, cash equivalents and short-term investments and $42 million of short-term debt at December 31, 2004, and $162 million in cash and cash equivalents and no short-term investments or short-term debt at December 31, 2003. The $42 million of short-term debt at December 31, 2005 and 2004, is entirely from loan proceeds attributable to the asset-backed commercial paper program, of which the full amount was used to cash collateralize letters of credit. The changes in cash and cash equivalents resulted from:

	2005	2004	2003

Net Cash Provided by Operating Activities	$580	$898	$528

Net Cash Used in Investing Activities	(193)	(523)	(145)

Net Cash Used in Financing Activities	(240)	(386)	(250)

Net Increase (Decrease) in Cash and Cash Equivalents	$147	$(11)	$133

Operating Activities

Net cash provided by operating activities decreased by $318 million in 2005 compared with 2004 and increased by $370 million in 2004 compared with 2003, primarily as a result of receipts in 2004 of $300 million in cash collateral related to the PLR energy supply agreements and a federal income tax refund in 2004. The decrease for 2005 compared with 2004 was partially mitigated by the 7.1% increase in distribution rates and transmission cost recoveries effective January 1, 2005.

An important element supporting the stability of PPL Electric's cash from operations is its long-term purchase contracts with PPL EnergyPlus. These contracts provide sufficient energy for PPL Electric to meet its PLR obligation through 2009, at the predetermined capped rates it is entitled to charge its customers over this period. These contracts require cash collateral or other credit enhancement, or reductions or terminations of a portion of the entire contract through cash settlement, in the event of adverse changes in market prices. Also under the contracts, PPL Energy Supply may request cash collateral or other credit enhancement, or reductions or terminations of a portion of the entire contract through cash settlement, in the event of a downgrade of PPL Electric's credit ratings. The maximum amount that PPL Electric would have to post under these contracts is $300 million, and PPL Electric estimates that it would not have had to post any collateral if energy prices decreased by 10% from year-end 2005 or 2004 levels.

Investing Activities

Net cash used in investing activities decreased by $330 million in 2005 compared with 2004, and increased by $378 million in 2004 compared with 2003, primarily as a result of initiating a $300 million demand loan to an affiliate in 2004. The primary use of cash in investing activities is capital expenditures. See "Forecasted Uses of Cash" for detail regarding capital expenditures in 2005 and projected expenditures for the years 2006 through 2010.

Financing Activities

Net cash used in financing activities decreased by $146 million in 2005 compared with 2004, primarily due to a decrease of $217 million in net debt retirements, partially offset by an increase of $69 million in dividends paid to PPL Corporation. Net cash used in financing activities increased by $136 million in 2004 compared with 2003, due to higher net retirements of long-term debt in 2004. See "Forecasted Sources of Cash" for a discussion of PPL Electric's plans to issue debt and equity securities, as well as a discussion of credit facility capacity available to PPL Electric. Also see "Forecasted Uses of Cash" for a discussion of PPL Electric's plans to pay dividends on its common and preferred securities, as well as maturities of PPL Electric's long-term debt.

PPL Electric's debt financing activity in 2005 was:

	Issuances	Retirements

PPL Transition Bond Company Transition Bonds		$(266)

PPL Electric First Mortgage Bonds		(69)

PPL Electric First Mortgage Pollution Control Bonds	$224	(224)

PPL Electric Senior Secured Bonds	200

Total	$424	$(559)

Net reduction		$(135)

Debt issued during 2005 had stated interest rates ranging from 2.25% to 5.15% and with maturities from 2005 through 2029. See Note 8 to the Financial Statements for more detailed information regarding PPL Electric's financing activities.

Forecasted Sources of Cash

PPL Electric expects to continue to have significant sources of cash available in the near term, including various credit facilities, a commercial paper program, an asset-backed commercial paper program and operating leases. PPL Electric also expects to continue to have access to debt and equity capital markets, as necessary, for its long-term financing needs.

Credit Facilities

At December 31, 2005, PPL Electric's total committed borrowing capacity under credit facilities and the use of this borrowing capacity were:

	Committed Capacity	Borrowed	Letters of Credit Issued (b)	Available Capacity

PPL Electric Credit Facilities (a)	$300			$300

(a)
Borrowings under PPL Electric's credit facilities bear interest at LIBOR-based rates plus a spread, depending upon the company's public debt rating. PPL Electric also has the capability to cause the lenders to issue up to $300 million of letters of credit under these facilities, which issuances reduce available borrowing capacity.

The credit facilities contain a financial covenant requiring debt to total capitalization to not exceed 70%. At December 31, 2005 and 2004, PPL Electric's consolidated debt to total capitalization percentages, as calculated in accordance with its credit facilities, were 55% and 54%. The credit facilities also contain standard representations and warranties that must be made for PPL Electric to borrow under them.

(b)	PPL Electric has a reimbursement obligation to the extent any letters of credit are drawn upon.

In addition to the financial covenants noted in the table above, these credit agreements contain various other covenants. Failure to meet the covenants beyond applicable grace periods could result in acceleration of due dates of borrowings and/or termination of the agreements. PPL Electric monitors the covenants on a regular basis. At December 31, 2005, PPL Electric was in material compliance with those covenants. At this time PPL Electric believes that these covenants and other borrowing conditions will not limit access to these funding sources. PPL Electric intends to renew and extend $200 million of its credit facility capacity in 2006. See Note 8 to the Financial Statements for further discussion of PPL Electric's credit facilities.

Commercial Paper

PPL Electric maintains a commercial paper program for up to $200 million to provide it with an additional financing source to fund its short-term liquidity needs, if and when necessary. Commercial paper issuances are supported by credit agreements of PPL Electric. PPL Electric had no commercial paper outstanding at December 31, 2005 and 2004. During 2006, PPL Electric may issue commercial paper from time to time to facilitate short-term cash flow needs.

Asset-Backed Commercial Paper Program

PPL Electric participates in an asset-backed commercial paper program through which PPL Electric obtains financing by selling and contributing its eligible accounts receivable and unbilled revenue to a special purpose, wholly owned subsidiary on an ongoing basis. The subsidiary pledges these assets to secure loans of up to an aggregate of $150 million from a commercial paper conduit sponsored by a financial institution. PPL Electric uses the proceeds from the program for general corporate purposes and to cash collateralize letters of credit. At December 31, 2005 and 2004, the loan balance outstanding was $42 million, all of which was being used to cash collateralize letters of credit. See Note 8 to the Financial Statements for further discussion of the asset-backed commercial paper program.

Operating Leases

PPL Electric also has available funding sources that are provided through operating leases. PPL Electric leases vehicles, office space, land, buildings, personal computers and other equipment. These leasing structures provide PPL Electric with additional operating and financing flexibility. The operating leases contain covenants that are typical for these agreements, such as maintaining insurance, maintaining corporate existence and timely payment of rent and other fees. Failure to meet these covenants could limit or restrict access to these funds or require early payment of obligations. At this time, PPL Electric believes that these covenants will not limit access to these funding sources or cause acceleration or termination of the leases.

See Note 10 to the Financial Statements for further discussion of the operating leases.

Long-Term Debt and Equity Securities

PPL Electric currently does not plan to issue any long-term debt securities in 2006. Subject to market conditions in 2006, PPL Electric currently plans to sell $250 million in preferred securities. PPL Electric expects to use the proceeds primarily to repurchase securities, including stock from its parent, and for general corporate purposes.

Forecasted Uses of Cash

In addition to expenditures required for normal operating activities, such as purchased power, payroll, and taxes, PPL Electric currently expects to incur future cash outflows for capital expenditures, various contractual obligations, payment of dividends on its common and preferred securities and the repurchase of a portion of its common stock.

Capital Expenditures

The table below shows PPL Electric's current capital expenditure projections for the years 2006 through 2010 and actual spending for the year 2005.

	Actual	Projected

	2005	2006	2007	2008	2009	2010
Construction expenditures (a)

Transmission and distribution facilities	$164	$213	$231	$211	$246	$296

Other	10	13	13	15	11	13

Total Capital Expenditures	$174	$226	$244	$226	$257	$309

(a)	Construction expenditures include AFUDC, which is expected to be approximately $15 million for the 2006-2010 period.

PPL Electric's capital expenditure projections for the years 2006-2010 total approximately $1.3 billion. Capital expenditure plans are revised periodically to reflect changes in market and regulatory conditions.

PPL Electric plans to fund all of its capital expenditures in 2006 with cash on hand and cash from operations.

Contractual Obligations

PPL Electric has assumed various financial obligations and commitments in the ordinary course of conducting its business. At December 31, 2005, the estimated contractual cash obligations of PPL Electric were:

Contractual Cash Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Long-term Debt (a)	$2,412	$434	$950	$486	$542

Capital Lease Obligations

Operating Leases	54	14	20	12	8

Purchase Obligations (b)	9,443	1,704	3,558	4,181

Other Long-term Liabilities Reflected on the Balance Sheet under GAAP

Total Contractual Cash Obligations	$11,909	$2,152	$4,528	$4,679	$550

(a)
Reflects principal maturities only. Includes $892 million of transition bonds issued by PPL Transition Bond Company in 1999 to securitize a portion of PPL Electric's stranded costs. This debt is non-recourse to PPL Electric.

(b)
The payments reflected herein are subject to change, as the purchase obligation reflected is an estimate based on projected obligated quantities and projected pricing under the contract. Purchase orders made in the ordinary course of business are excluded from the amounts presented.

Dividends

From time to time, as determined by its Board of Directors, PPL Electric pays dividends on its common stock to its parent, PPL, which uses the dividends for general corporate purposes, including meeting its cash flow needs. PPL Electric expects to continue to pay quarterly dividends on its outstanding preferred stock, and to pay quarterly dividends on the preferred securities expected to be issued in 2006, in each case if and as declared by its Board of Directors.

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

Common Stock Repurchase

PPL Electric plans to repurchase approximately $200 million of common stock from its parent in 2006. The repurchase is expected to be funded with proceeds received from the sale of preferred securities.

Credit Ratings

Moody's, S&P and Fitch periodically review the credit ratings on the debt and preferred securities of PPL Electric and PPL Transition Bond Company. Based on their respective reviews, the rating agencies may make certain ratings revisions.

A credit rating reflects an assessment by the rating agency of the credit worthiness associated with particular securities issued by PPL Electric and PPL Transition Bond Company, based on information provided by PPL Electric and other sources. The ratings of Moody's, S&P and Fitch are not a recommendation to buy, sell or hold any securities of PPL Electric or PPL Transition Bond Company. Such ratings may be subject to revisions or withdrawal by the agencies at any time and should be evaluated independently of each other and any other rating that may be assigned to their securities. A downgrade in PPL Electric's or PPL Transition Bond Company's credit ratings could result in higher borrowing costs and reduced access to capital markets.

The following table summarizes the credit ratings of PPL Electric and PPL Transition Bond Company at December 31, 2005.

	Moody's	S&P	Fitch (b)

PPL Electric
Senior Unsecured/Issuer Rating	Baa2	A-	BBB
First Mortgage Bonds	Baa1	A-	A-
Pollution Control Bonds (a)	Aaa	AAA
Senior Secured Bonds	Baa1	A-	A-
Commercial Paper	P-2	A-2	F2
Preferred Stock	Ba1	BBB	BBB+
Outlook	STABLE	STABLE	STABLE

PPL Transition Bond Company
Transition Bonds	Aaa	AAA	AAA

(a)	Insured as to payment of principal and interest.
(b)	Issuer Rating for Fitch is an "Issuer Default Rating."

Moody's did not take any actions on the debt and preferred securities of PPL Electric and PPL Transition Bond Company in 2005.

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

In October 2005, S&P affirmed its ratings of PPL Electric. The ratings affirmation is the result of S&P's annual review of PPL Electric, including its business and financial risk profiles.

In December 2005, Fitch assigned issuer default ratings (IDRs) for its North American global power portfolio of issuers with ratings of BB- or higher. The IDR reflects Fitch's assessment of an issuer's ability to meet all of its financial commitments on a timely basis, effectively becoming its benchmark probability of default. Fitch rates securities in an issuer's capital structure higher, lower or the same as the IDR based on Fitch's assessment of a particular security's relative recovery prospects. There were no changes in Fitch's securities ratings at PPL Electric as a result of Fitch's assignment of an IDR.

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

Interest Rate Risk

PPL Electric has issued debt to finance its operations, which increases its interest rate risk. At December 31, 2005 and 2004, PPL Electric's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was insignificant.

PPL Electric is also exposed to changes in the fair value of its debt portfolio. At December 31, 2005, PPL Electric estimated that its potential exposure to a change in the fair value of its debt portfolio, through a 10% adverse movement in interest rates, was approximately $43 million, compared with $50 million at December 31, 2004.

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

Competition

See "Item 1. Business - Competition" and "Item 1A. Risk Factors" for a discussion of competitive factors affecting PPL Electric.

New Accounting Standards

See Note 23 to the Financial Statements for a discussion of new accounting standards recently adopted or pending adoption.

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

1)  Pension and Other Postretirement Benefits

As described in Note 12 to the Financial Statements, PPL Electric participates in, and is allocated a significant portion of the liability and net periodic pension cost of the PPL Retirement Plan and the PPL Postretirement Benefit Plan. PPL follows the guidance of SFAS 87, "Employers' Accounting for Pensions," and SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," when accounting for these benefits. Under these accounting standards, assumptions are made regarding the valuation of benefit obligations and performance of plan assets. Delayed recognition of differences between actual results and expected or estimated results is a guiding principle of these standards. This delayed recognition of actual results allows for a smoothed recognition of changes in benefit obligations and plan performance over the working lives of the employees who benefit under the plans. The primary assumptions are:

•
Discount Rate - The discount rate is used in calculating the present value of benefits, which are based on projections of benefit payments to be made in the future. The objective in selecting the discount rate is to measure the single amount that, if invested at the measurement date in a portfolio of high-quality debt instruments, would provide the necessary future cash flows to pay the accumulated benefits when due.

•
Expected Return on Plan Assets - Management projects the future return on plan assets considering prior performance, but primarily based upon the plans' mix of assets and expectations for the long-term returns on those asset classes. These projected returns reduce the net benefit costs PPL Electric records currently.

•	Rate of Compensation Increase - Management projects employees' annual pay increases, which are used to project employees' pension benefits at retirement.

•	Health Care Cost Trend Rate - Management projects the expected increases in the cost of health care.

In selecting discount rates, PPL considers the expected cash outflows of its plans matched against appropriate fixed-income security yield rates. This information is first matched against a spot-rate yield curve. A portfolio of nearly 600 Moody's Aa-graded non-callable corporate bonds, with a total outstanding float in excess of $300 billion, serves as the base from which those with the lowest and highest yields are eliminated to develop the ultimate yield curve. The results of this analysis are considered in conjunction with other economic data and consideration of movements in the Moody's Aa bond index to determine the discount rate assumption. At December 31, 2005, PPL decreased the discount rate for its domestic plans from 5.75% to 5.70% as a result of decreased long duration fixed-income security returns.

In selecting an expected return on plan assets, PPL considers tax implications, past performance and economic forecasts for the types of investments held by the plans. At December 31, 2005, PPL's expected return on plan assets was decreased from 8.75% to 8.50% for its domestic pension plans and increased to 8.00% from 7.90% for its other postretirement benefit plans. PPL's domestic pension plans have significantly exceeded the expected return on plan assets for 2004 and 2005. However, the expected return on plan assets assumption was decreased to reflect a long-term view of equity markets and an expected increase in long-term bond yields.

In selecting a rate of compensation increase, PPL considers past experience in light of movements in inflation rates. At December 31, 2005, PPL's rate of compensation increase was moved to 4.75% from 4.00% for its domestic plans.

In selecting health care cost trend rates, PPL considers past performance and forecasts of health care costs. At December 31, 2005, PPL's health care cost trend rates were 10.0% for 2006, gradually declining to 5.5% for 2011.

A variance in the assumptions listed above could have a significant impact on the accrued pension and other postretirement benefit liabilities and reported annual net periodic pension and other postretirement benefit cost allocated to PPL Electric. The following chart reflects the sensitivities in the 2005 financial statements associated with a change in certain assumptions. While the chart below reflects either an increase or decrease in each assumption, the inverse of this change would impact the accrued pension and other postretirement benefit liabilities and reported annual net periodic pension and other postretirement benefit cost by a similar amount in the opposite direction. Each sensitivity below reflects an evaluation of the change based solely on a change in that assumption.

	Increase (Decrease)

Actuarial Assumption	Change in Assumption	Impact on Liabilities	Impact on Cost

Discount Rate	(0.25)%	$1	$1

Expected Return on Plan Assets	(0.25)%	2	2

Rate of Compensation Increase	0.25%	1	1

At December 31, 2005, PPL Electric's Balance Sheet reflected a net liability of $75 million for pension liabilities and prepaid other postretirement benefit costs allocated from plans sponsored by PPL Services.

In 2005, PPL Electric was allocated net periodic pension and other postretirement costs charged to operating expense of $11 million. This amount represents a $1 million increase compared with the charge recognized during 2004. This increase was primarily due to the decrease in the discount rate at December 31, 2004.

Refer to Note 12 to the Financial Statements for additional information regarding pension and other postretirement benefits.

2)  Loss Accruals

PPL Electric periodically accrues losses for the estimated impacts of various conditions, situations or circumstances involving uncertain outcomes. These events are called "contingencies," and PPL Electric's accounting for such events is prescribed by SFAS 5, "Accounting for Contingencies," and other related accounting guidance. SFAS 5 defines a contingency as "an existing condition, situation, or set of circumstances involving uncertainty as to possible gain or loss to an enterprise that will ultimately be resolved when one or more future events occur or fail to occur."

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

The accounting aspects of estimated loss accruals include: (1) the initial identification and recording of the loss; (2) the determination of triggering events for reducing a recorded loss accrual; and (3) the ongoing assessment as to whether a recorded loss accrual is sufficient. All three of these aspects of accounting for loss accruals require significant judgment by PPL Electric's management.

Initial Identification and Recording of the Loss Accrual

PPL Electric uses its internal expertise and outside experts (such as lawyers, tax specialists and engineers), as necessary, to help estimate the probability that a loss has been incurred and the amount (or range) of the loss.

In 2005, a significant loss accrual was recorded for the PJM billing dispute. Significant judgment was required by PPL Electric's management to perform the initial assessment of this contingency. In December 2004, Exelon Corporation, on behalf of its subsidiary, PECO Energy, Inc. (PECO), filed a complaint against PJM and PPL Electric with the FERC, alleging that PJM had overcharged PECO from April 1998 through May 2003 as a result of an error by PJM. The complaint requested the FERC, among other things, to direct PPL Electric to refund to PJM $39 million, plus interest of approximately $8 million, and for PJM to refund these same amounts to PECO. In April 2005, the FERC issued an Order Establishing Hearing and Settlement Judge Proceedings (the Order). In the Order, the FERC determined that PECO was entitled to reimbursement for the transmission congestion charges that PECO asserted PJM erroneously billed. The FERC ordered settlement discussions, before a judge, to determine the amount of the overcharge to PECO and the parties responsible for reimbursement to PECO.

Based on an evaluation of FERC's Order, PPL Electric's management concluded that it was probable that a loss had been incurred in connection with the PJM billing dispute. PPL Electric recorded a loss accrual of $47 million, the amount of PECO's claim, in the first quarter of 2005. See Note 14 to the Financial Statements for additional information.

See "Ongoing Assessment of Recorded Loss Accruals" for a discussion of the year-end 2005 assessment of this contingency.

PPL Electric has identified certain other events that could give rise to a loss, but that do not meet the conditions for accrual under SFAS 5. SFAS 5 requires disclosure, but not a recording, of potential losses when it is "reasonably possible" that a loss has been incurred. The FASB defines "reasonably possible" as cases in which "the chance of the future event or events occurring is more than remote but less than likely." See Note 14 to the Financial Statements for disclosure of other potential loss contingencies that have not met the criteria for accrual under SFAS 5.

Reducing Recorded Loss Accruals

When an estimated loss is accrued, PPL Electric identifies, where applicable, the triggering events for subsequently reducing the loss accrual. The triggering events generally occur when the contingency has been resolved and the actual loss is incurred, or when the risk of loss has diminished or been eliminated. The following are some of the triggering events that provide for the reduction of certain recorded loss accruals:

•	Allowances for excess or obsolete inventory are reduced as the inventory items are pulled from the warehouse shelves and sold as scrap or otherwise disposed.

•	Allowances for uncollectible accounts are reduced when accounts are written off after prescribed collection procedures have been exhausted or when underlying amounts are ultimately collected.

•	Environmental and other litigation contingencies are reduced when the contingency is resolved and PPL Electric makes actual payments or the loss is no longer considered probable.

Ongoing Assessment of Recorded Loss Accruals

PPL Electric reviews its loss accruals on a regular basis to assure that the recorded potential loss exposures are sufficient. This involves ongoing communication and analyses with internal and external legal counsel, engineers, tax specialists, operation management and other parties.

Significant management judgment is required in developing PPL Electric's contingencies, or reserves, for income taxes and valuation allowances for deferred tax assets. The ongoing assessment of tax contingencies is intended to result in management's best estimate of the ultimate settled tax position for each tax year. Annual tax provisions include amounts considered sufficient to pay assessments that may result from examination of prior year tax returns by taxing authorities. However, the amount ultimately paid upon resolution of any issues raised by such authorities may differ from the amount accrued. In evaluating the exposure associated with various filing positions, PPL Electric accounts for changes in probable exposures based on management's best estimate of the amount that should be recognized. An allowance is maintained for the tax contingencies, the balance of which management believes to be adequate. The ongoing assessment of valuation allowances is based on an assessment of whether deferred tax assets will ultimately be realized. Management considers a number of factors in assessing the ultimate realization of deferred tax assets, including forecasts of taxable income in future periods.

As part of the year-end preparation of its financial statements, PPL Electric's management re-assessed the loss accrual related to the PJM billing dispute, described above under "Initial Identification and Recording of the Loss Accrual." In re-assessing the PJM billing dispute, PPL Electric's management considered the proposed settlement agreement that was filed with FERC in September 2005. Under the settlement agreement, PPL Electric would pay $33 million plus interest over a four-year period to PJM through a new transmission charge that, under applicable law, is recoverable from PPL Electric's retail customers. Also, all PJM market participants would pay approximately $8 million plus interest over a four-year period to PJM through a new market adjustment charge. PJM would forward amounts collected under the two new charges to PECO. See Note 14 to the Financial Statements for additional information. Numerous parties filed comments with the FERC opposing the settlement agreement, and the FERC has not yet acted on the proposed settlement agreement. Accordingly, PPL Electric's management had no basis to revise the loss accrual that was recorded in the first quarter of 2005. PPL Electric's management will continue to assess the loss accrual for this contingency for future periods.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareowners of PPL Corporation:

We have completed integrated audits of PPL Corporation's 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of PPL Corporation and its subsidiaries (the "Company") at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Emerging Issues Task Force Issue No. 03-11, Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to FASB Statement No. 133 and Not "Held for Trading Purposes" as Defined in Issue No. 02-3 in 2003. As discussed in Note 8 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, in 2003. As discussed in Note 21 to the consolidated financial statements, the Company adopted SFAS No. 143, Accounting for Asset Retirement Obligations, in 2003. As discussed in Note 22 to the consolidated financial statements, the Company adopted FASB Interpretation ("FIN") No. 46, Consolidation of Variable Interest Entities -- an interpretation of ARB 51, as amended by FIN No. 46(R), in 2003. As discussed in Note 21 to the consolidated financial statements, the Company adopted FIN No. 47, Accounting for Conditional Asset Retirement Obligations, in 2005.

Internal control over financial reporting

Also, in our opinion, management's assessment, included in "Management's Report on Internal Control Over Financial Reporting" appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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
February 24, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Managers and Sole Member
of PPL Energy Supply, LLC:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of PPL Energy Supply, LLC and its subsidiaries the "Company" at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index  presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Emerging Issues Task Force Issue No. 03-11, Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to FASB Statement No. 133 and Not "Held for Trading Purposes" as Defined in Issue No. 02-3 in 2003. As discussed in Note 8 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, in 2003. As discussed in Note 21 to the consolidated financial statements, the Company adopted SFAS No. 143, Accounting for Asset Retirement Obligations, in 2003. As discussed in Note 22 to the consolidated financial statements, the Company adopted FASB Interpretation ("FIN") No. 46, Consolidation of Variable Interest Entities -- an interpretation of ARB 51, as amended by FIN No. 46(R), in 2003. As discussed in Note 21 to the consolidated financial statements, the Company adopted FIN No. 47, Accounting for Conditional Asset Retirement Obligations, in 2005.

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 24, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareowner
of PPL Electric Utilities Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of PPL Electric Utilities Corporation and its subsidiaries (the "Company") at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 21 to the consolidated financial statements, the Company adopted FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, in 2005.

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 24, 2006

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENT OF INCOME FOR THE YEARS ENDED DECEMBER 31,
PPL Corporation and Subsidiaries
(Millions of Dollars, except per share data)
	2005	2004	2003
Operating Revenues
Utility	$4,329	$3,900	$3,717
Unregulated retail electric and gas	101	114	148
Wholesale energy marketing	1,128	1,224	1,214
Net energy trading margins	35	22	9
Energy-related businesses	626	534	497
Total	6,219	5,794	5,585

Operating Expenses
Operation
Fuel	933	771	649
Energy purchases	923	910	1,002
Other operation and maintenance	1,401	1,237	1,177
Amortization of recoverable transition costs	268	257	260
Depreciation (Note 1)	420	404	376
Taxes, other than income (Note 5)	279	249	256
Energy-related businesses	649	566	490
Workforce reduction (Note 20)			9
Total	4,873	4,394	4,219

Operating Income	1,346	1,400	1,366

Other Income - net (Note 16)	29	39	55

Interest Expense	508	513	473

Income from Continuing Operations Before Income Taxes, Minority Interest and Distributions on Preferred Securities	867	926	948

Income Taxes (Note 5)	121	203	179

Minority Interest	7	8	7

Distributions on Preferred Securities (Note 8)	2	2	29

Income from Continuing Operations	737	713	733

Loss from Discontinued Operations (net of income taxes) (Note 9)	51	15	34

Income Before Cumulative Effects of Changes in Accounting Principles	686	698	699

Cumulative Effects of Changes in Accounting Principles (net of income taxes) (Notes 21 and 22)	(8)		35

Net Income	$678	$698	$734

Earnings Per Share of Common Stock (Note 4) (a)
Income from Continuing Operations:
Basic	$1.94	$1.93	$2.12
Diluted	$1.92	$1.93	$2.12
Net Income:
Basic	$1.79	$1.89	$2.13
Diluted	$1.77	$1.89	$2.12

Dividends Declared Per Share of Common Stock (a)	$0.96	$0.82	$0.77

(a)	Prior periods have been adjusted to reflect PPL's 2-for-1 common stock split completed in August 2005. See Note 4 to the Financial Statements for additional information.

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,
PPL Corporation and Subsidiaries
(Millions of Dollars)
	2005	2004	2003
Cash Flows from Operating Activities
Net income	$678	$698	$734
Adjustments to reconcile net income to net cash provided by operating activities
Cumulative effects of changes in accounting principles	8		(35)
Pre-tax loss from the sale of the Sundance plant	72
Depreciation	423	412	380
Stock compensation expense	32	12	11
Amortizations - recoverable transition costs and other	298	279	256
Pension expense (income) - net	26	(24)	(41)
Pension funding	(67)	(10)	(18)
Deferred income taxes (benefits) and investment tax credits	(66)	155	96
Accrual for PJM billing dispute	47
Accrual for remediation of ash basin leak - net of cash paid	32
Unrealized gain on derivatives and other hedging activities	(1)	(15)	(38)
Write-off (deferral) of storm-related costs	(12)	4	(15)
Interest accretion on asset retirement obligation and other	24	23	22
Other	2	14	33
Change in current assets and current liabilities
Accounts receivable	(93)	109	11
Accounts payable	141	(49)	7
Fuel, materials and supplies	(38)	(52)	(13)
Other	(101)	3	(10)
Other operating activities
Other assets	18	(4)	51
Other liabilities	(35)	(58)	(76)

Net cash provided by operating activities	1,388	1,497	1,355

Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(811)	(734)	(767)
Proceeds from the sale of the Sundance plant	190
Proceeds from the sale of minority interest in CGE		123
Purchases of emission allowances	(169)	(109)	(68)
Proceeds from the sale of emission allowances	64	67	72
Purchases of nuclear decommissioning trust investments	(239)	(134)	(161)
Proceeds from the sale of nuclear decommissioning trust investments	223	113	140
Purchases of auction rate securities	(116)	(130)	(15)
Proceeds from the sale of auction rate securities	118	74	5
Net (increase) decrease in restricted cash	(34)	(48)	12
Other investing activities	(5)		28

Net cash used in investing activities	(779)	(778)	(754)

Cash Flows from Financing Activities
Issuance of long-term debt	737	322	992
Retirement of long-term debt	(1,261)	(1,171)	(575)
Issuance of common stock	37	596	426
Payment of common dividends	(347)	(297)	(260)
Payment of preferred distributions	(2)	(2)	(27)
Net increase (decrease) in short-term debt	184	(14)	(877)
Other financing activities	(24)	(12)	(66)

Net cash used in financing activities	(676)	(578)	(387)

Effect of Exchange Rates on Cash and Cash Equivalents	6	9	7

Net Increase (Decrease) in Cash and Cash Equivalents	(61)	150	221
Cash and Cash Equivalents at Beginning of Period	616	466	245

Cash and Cash Equivalents at End of Period	$555	$616	$466

Supplemental Disclosures of Cash Flow Information
Cash paid (received) during the period for:
Interest	$466	$488	$456
Income taxes - net	$149	$14	$(23)

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEET AT DECEMBER 31,
PPL Corporation and Subsidiaries
(Millions of Dollars)
	2005	2004
Assets

Current Assets
Cash and cash equivalents	$555	$616
Restricted cash (Note 18)	93	50
Accounts receivable (less reserve: 2005, $87; 2004, $88)	544	459
Unbilled revenues	479	407
Fuel, materials and supplies (Note 1)	346	309
Prepayments	53	56
Deferred income taxes (Note 5)	192	134
Price risk management assets (Note 17)	488	115
Other	160	130
Total Current Assets	2,910	2,276

Investments
Investment in unconsolidated affiliates - at equity (Note 3)	56	51
Nuclear plant decommissioning trust funds (Note 21)	444	409
Other	8	12
Total Investments	508	472

Property, Plant and Equipment (Note 1)
Electric plant in service
Transmission and distribution	7,984	7,936
Generation	8,761	8,946
General	646	666
	17,391	17,548
Construction work in progress	259	148
Nuclear fuel	327	314
Electric plant	17,977	18,010
Gas and oil plant	349	336
Other property	289	285
	18,615	18,631
Less: accumulated depreciation	7,699	7,482
Total Property, Plant and Equipment	10,916	11,149

Regulatory and Other Noncurrent Assets (Note 1)
Recoverable transition costs	1,165	1,431
Goodwill (Note 19)	1,070	1,127
Other acquired intangibles (Note 19)	412	336
Other	945	942
Total Regulatory and Other Noncurrent Assets	3,592	3,836

Total Assets	$17,926	$17,733

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEET AT DECEMBER 31,
PPL Corporation and Subsidiaries
(Millions of Dollars)
	2005	2004
Liabilities and Equity

Current Liabilities
Short-term debt (Note 8)	$214	$42
Long-term debt	1,126	866
Accounts payable	542	407
Above market NUG contracts (Note 14)	70	73
Taxes	168	164
Interest	112	129
Dividends	96	79
Price risk management liabilities (Note 17)	533	167
Other	479	368
Total Current Liabilities	3,340	2,295

Long-term Debt	5,955	6,792

Long-term Debt with Affiliate Trust (Notes 15 and 22)	89	89

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes and investment tax credits (Note 5)	2,197	2,398
Accrued pension obligations (Note 12)	374	476
Asset retirement obligations (Note 21)	298	257
Above market NUG contracts (Note 14)	136	206
Other (Note 12)	1,012	874
Total Deferred Credits and Other Noncurrent Liabilities	4,017	4,211

Commitments and Contingent Liabilities (Note 14)

Minority Interest	56	56

Preferred Stock (Note 7)	51	51

Shareowners' Common Equity
Common stock - $0.01 par value (a)	4	2
Capital in excess of par value	3,623	3,577
Treasury stock	(838)	(838)
Earnings reinvested	2,182	1,870
Accumulated other comprehensive loss (Note 1)	(532)	(323)
Capital stock expense and other	(21)	(49)
Total Shareowners' Common Equity	4,418	4,239

Total Liabilities and Equity	$17,926	$17,733

(a)	780 million shares authorized; 380 million shares outstanding at December 31, 2005, and 378 million shares outstanding at December 31, 2004.

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF SHAREOWNERS' COMMON EQUITY
AND COMPREHENSIVE INCOME FOR THE YEARS ENDED DECEMBER 31,
PPL Corporation and Subsidiaries
(Millions of Dollars, except per share amounts)
	2005	2004	2003

Common stock at beginning of year	$2	$2	$2
Common stock split	2

Common stock at end of year	4	2	2

Capital in excess of par value at beginning of year	3,577	2,977	2,543
Common stock split	(2)
Common stock issued	42	596	426
Other	6	4	8

Capital in excess of par value at end of year	3,623	3,577	2,977

Treasury stock at beginning of year	(838)	(837)	(836)
Treasury stock purchased		(1)	(1)

Treasury stock at end of year	(838)	(838)	(837)

Earnings reinvested at beginning of year	1,870	1,478	1,013
Net income (b)	678	698	734
Dividends declared on common stock and restricted stock units	(366)	(306)	(269)

Earnings reinvested at end of year	2,182	1,870	1,478

Accumulated other comprehensive loss at beginning of year (c)	(323)	(297)	(446)
Other comprehensive income (loss) (b)	(209)	(26)	149

Accumulated other comprehensive loss at end of year	(532)	(323)	(297)

Capital stock expense and other at beginning of year	(49)	(64)	(52)
Issuance costs and other charges to issue common stock			(9)
Other	28	15	(3)

Capital stock expense and other at end of year	(21)	(49)	(64)

Total Shareowners' Common Equity	$4,418	$4,239	$3,259

Common stock shares at beginning of year (a)	378,143	354,723	331,472
Common stock issued through the DRIP, ICP, ICPKE, PEPS Units conversion, directors retirement plan, structured equity program and public offering	2,024	23,473	23,303
Treasury stock purchased	(22)	(53)	(52)

Common stock shares at end of year	380,145	378,143	354,723

(a)
Shares in thousands. Each share entitles the holder to one vote on any question presented to any shareowners' meeting. Prior periods have been adjusted to reflect PPL's 2-for-1 common stock split completed in August 2005. See Note 4 to the Financial Statements for additional information.

(b) Statement of Comprehensive Income (Note 1):
Net income	$678	$698	$734
Other comprehensive income (loss):
Foreign currency translation adjustments	(53)	110	104
Net unrealized gains on available-for-sale securities, net of tax expense of $5, $18, $14	8	20	24
Additional minimum pension liability adjustments, net of tax expense (benefit) of $8, $(24), $(4)	19	(52)	(10)
Net unrealized gains (losses) on qualifying derivatives, net of tax expense (benefit) of $(115), $(60), $15	(183)	(104)	31
Total other comprehensive income (loss)	(209)	(26)	149
Comprehensive Income	$469	$672	$883

(c)	See Note 1 for disclosure of balances for each component of Accumulated Other Comprehensive Loss.

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF LONG-TERM DEBT AT DECEMBER 31,
PPL Corporation and Subsidiaries
(Millions of Dollars)
	Outstanding
	2005		2004	Maturity (a)
Bonds:
6-1/2% - 7.7% First Mortgage Bonds (b)	$156		$225	2005-2014
3.125% - 6.40% First Mortgage Pollution Control Bonds (b)	314		314	2008-2029
4.30% - 6-1/4% Senior Secured Bonds (b)	1,041		841	2007-2020
6.83% - 7.15% Series 1999-1 Transition Bonds	892		1,159	2005-2008
5.875% - 9.25% Unsecured Bonds	1,784	(g)	2,051	2004-2028
6.107% - 6.40% Inflation-linked Bonds	190	(g)	161	2006-2022
Floating Rate Pollution Control Revenue Bonds (c)	9		9	2027
6.8% - 9.0% Bolivian Bonds	23	(h)	22	2005-2010
Notes:
6.17% - 8.375% Medium-term Notes	283		632	2005-2007
4.33% - 6.40% Senior Unsecured Notes	1,301		1,001	2009-2035
8.05% - 8.30% Senior Secured Notes (d)	437		437	2013
2.625% Convertible Senior Notes	400		400	2023
7.29% Subordinated Notes	148		290	2006
8.70% Unsecured Promissory Notes	10		10	2022
Senior Floating Rate Notes (e)	99		99	2006

Other Long-term Debt	13		15	2011-2013
	7,100		7,666
Fair value adjustments from hedging activities	(15)		17
Unamortized premium	13
Unamortized discount	(17)		(25)
	7,081		7,658
Less amount due within one year	(1,126)		(866)
Total Long-term Debt	$5,955		$6,792

Long-term Debt with Affiliate Trusts:
8.23% Subordinated Debentures (f)	$89		$89	2027

See Note 8 for information on debt issuances, debt retirements and other changes in long-term debt.

(a)	Aggregate maturities of long-term debt through 2010 are (millions of dollars): 2006, $1,126; 2007, $1,020; 2008, $627; 2009, $692; and 2010, $10.
(b)
The First Mortgage Bonds and the First Mortgage Pollution Control Bonds were issued under, and are secured by, the lien of the 1945 First Mortgage Bond Indenture. The lien of the 1945 First Mortgage Bond Indenture covers substantially all electric distribution plant and certain transmission plant owned by PPL Electric. The Senior Secured Bonds were issued under the 2001 Senior Secured Bond Indenture. The Senior Secured Bonds are secured by (i) an equal principal amount of First Mortgage Bonds issued under the 1945 First Mortgage Bond Indenture and (ii) the lien of the 2001 Senior Secured Bond Indenture, which covers substantially all electric distribution plant and certain transmission plant owned by PPL Electric and which is junior to the lien of the 1945 First Mortgage Bond Indenture.

(c)	Rate at December 31, 2005, was 3.58% and at December 31, 2004, was 2.0%.
(d)	Represents lease financing consolidated through a variable interest entity. See Note 22 for additional information.
(e)	Rate at December 31, 2005, was 5.42% and at December 31, 2004, was 3.36%.
(f)
Represents debt with a wholly owned trust that was deconsolidated effective December 31, 2003, as a result of the adoption of FIN 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," for certain entities. See Notes 8 and 22 for further discussion.

(g)	Increase is due to or partially due to an increase in foreign currency exchange rates.
(h)	A portion of the bonds have interest rates that are inflation-linked.

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF INCOME FOR THE YEARS ENDED DECEMBER 31,
PPL Energy Supply, LLC and Subsidiaries
(Millions of Dollars)
	2005	2004	2003
Operating Revenues
Wholesale energy marketing	$1,128	$1,224	$1,214
Wholesale energy marketing to affiliate (Note 15)	1,590	1,500	1,444
Utility	1,130	1,032	934
Unregulated retail electric and gas	101	114	148
Net energy trading margins	35	22	9
Energy-related businesses	597	515	484
Total	4,581	4,407	4,233

Operating Expenses
Operation
Fuel	814	665	563
Energy purchases	658	691	791
Energy purchases from affiliate (Note 15)	148	154	152
Other operation and maintenance	1,027	880	847
Depreciation (Note 1)	293	284	263
Taxes, other than income (Note 5)	94	95	89
Energy-related businesses	617	539	467
Total	3,651	3,308	3,172

Operating Income	930	1,099	1,061

Other Income - net (Note 16)	37	49	70

Interest Expense	263	247	193

Interest Expense with Affiliates (Note 15)	21	20	6

Income from Continuing Operations Before Income Taxes, Minority Interest and Distributions on Preferred Securities	683	881	932

Income Taxes (Note 5)	75	207	194

Minority Interest	7	8	7

Distributions on Preferred Securities (Note 8)			5

Income from Continuing Operations	601	666	726

Loss from Discontinued Operations (net of income taxes) (Note 9)	51	15	34

Income Before Cumulative Effects of Changes in Accounting Principles	550	651	692

Cumulative Effects of Changes in Accounting Principles (net of income taxes) (Notes 21 and 22)	(8)		35

Net Income	$542	$651	$727

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,
PPL Energy Supply, LLC and Subsidiaries
(Millions of Dollars)
	2005	2004	2003
Cash Flows from Operating Activities
Net income	$542	$651	$727
Adjustments to reconcile net income to net cash provided by operating activities
Cumulative effects of changes in accounting principles	8		(35)
Pre-tax loss from the sale of the Sundance plant	72
Depreciation	295	292	266
Stock compensation expense	21	9	8
Amortizations - energy commitments and other	5	(3)	(26)
Pension expense (income) - net	15	(30)	(39)
Pension funding	(56)	(7)	(15)
Deferred income taxes and investment tax credits	30	155	154
Accrual for remediation of ash basin leak - net of cash paid	32
Unrealized gain on derivatives and other hedging activities	(1)	(13)	(16)
Interest accretion on asset retirement obligation and other	24	23	22
Other	(1)	(2)	(3)
Change in current assets and current liabilities
Accounts receivable	(54)	14	(50)
Accounts payable	88	(54)	(29)
Collateral on PLR energy supply (Note 15)		(302)	2
Fuels, materials and supplies	(40)	(57)	8
Other	(106)	(22)	(39)
Other operating activities
Other assets	13	(5)	31
Other liabilities	(49)	(33)	(47)
Net cash provided by operating activities	838	616	919

Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(593)	(521)	(502)
Proceeds from the sale of the Sundance plant	190
Proceeds from the sale of minority interest in CGE		123
Purchases of emission allowances	(169)	(109)	(68)
Proceeds from the sale of emission allowances	64	67	72
Purchases of nuclear decommissioning trust investments	(239)	(134)	(161)
Proceeds from the sale of nuclear decommissioning trust investments	223	113	140
Purchases of auction rate securities	(73)	(60)	(5)
Proceeds from the sale of auction rate securities	90	14
Net decrease in notes receivable from affiliates		2	653
Net (increase) decrease in restricted cash	(17)	(15)	20
Other investing activities	(13)	(5)	41
Net cash provided by (used in) investing activities	(537)	(525)	190

Cash Flows from Financing Activities
Issuance of long-term debt	313	322	802
Retirement of long-term debt	(210)	(671)	(60)
Contributions from Member	50	358	261
Distributions to Member	(278)	(410)	(1,168)
Net increase (decrease) in short-term debt	184	(56)	(862)
Net increase (decrease) in note payable to affiliate	(487)	495
Other financing activities	(9)	(3)	(16)
Net cash provided by (used in) financing activities	(437)	35	(1,043)

Effect of Exchange Rates on Cash and Cash Equivalents	6	9	7

Net Increase (Decrease) in Cash and Cash Equivalents	(130)	135	73
Cash and Cash Equivalents at Beginning of Period	357	222	149
Cash and Cash Equivalents at End of Period	$227	$357	$222

Supplemental Disclosures of Cash Flow Information
Cash paid (received) during the period for:
Interest	$234	$209	$171
Income taxes - net	$30	$34	$(25)

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEET AT DECEMBER 31,
PPL Energy Supply, LLC and Subsidiaries
(Millions of Dollars)
	2005	2004
Assets

Current Assets
Cash and cash equivalents	$227	$357
Restricted cash (Note 18)	39	3
Accounts receivable (less reserve: 2005, $65; 2004, $68)	291	259
Unbilled revenues	300	250
Accounts receivable from affiliates (Note 15)	149	152
Collateral on PLR energy supply to affiliate (Note 15)	300	300
Fuel, materials and supplies (Note 1)	295	256
Prepayments	39	42
Deferred income taxes (Note 5)	166	109
Price risk management assets (Note 17)	487	113
Other	91	97
Total Current Assets	2,384	1,938

Investments
Investment in unconsolidated affiliates - at equity (Note 3)	56	51
Nuclear plant decommissioning trust funds (Note 21)	444	409
Other	3	5
Total Investments	503	465

Property, Plant and Equipment (Note 1)
Electric plant in service
Transmission and distribution	3,950	4,032
Generation	8,761	8,946
General	272	303
	12,983	13,281
Construction work in progress	210	115
Nuclear fuel	327	314
Electric plant	13,520	13,710
Gas and oil plant	64	64
Other property	198	210
	13,782	13,984
Less: accumulated depreciation	5,871	5,755
Total Property, Plant and Equipment	7,911	8,229

Other Noncurrent Assets
Goodwill (Note 19)	1,015	1,072
Other acquired intangibles (Note 19)	283	202
Other	568	559
Total Other Noncurrent Assets	1,866	1,833

Total Assets	$12,664	$12,465

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEET AT DECEMBER 31,
PPL Energy Supply, LLC and Subsidiaries
(Millions of Dollars)
	2005	2004
Liabilities and Equity

Current Liabilities
Short-term debt (Note 8)	$172
Note payable to affiliate (Note 15)	8
Long-term debt	445	$181
Accounts payable	445	338
Accounts payable to affiliates (Note 15)	27	52
Above market NUG contracts (Note 14)	70	73
Taxes	72	101
Interest	79	87
Deferred revenue on PLR energy supply to affiliate (Note 15)	12	12
Price risk management liabilities (Note 17)	519	163
Other	313	262
Total Current Liabilities	2,162	1,269

Long-term Debt	3,506	3,694

Note Payable to Affiliate (Note 15)		495

Long-term Debt with Affiliate Trust (Notes 15 and 22)	89	89

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes and investment tax credits (Note 5)	1,157	1,242
Accrued pension obligations (Note 12)	232	341
Asset retirement obligations (Note 21)	298	257
Above market NUG contracts (Note 14)	136	206
Deferred revenue on PLR energy supply to affiliate (Note 15)	35	46
Other (Note 12)	844	720
Total Deferred Credits and Other Noncurrent Liabilities	2,702	2,812

Commitments and Contingent Liabilities (Note 14)

Minority Interest	56	56

Member's Equity	4,149	4,050

Total Liabilities and Equity	$12,664	$12,465

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF MEMBER'S EQUITY AND COMPREHENSIVE INCOME FOR THE YEARS ENDED DECEMBER 31,
PPL Energy Supply, LLC and Subsidiaries
(Millions of Dollars)

	2005	2004	2003

Member's Equity at beginning of year	$4,050	$3,478	$3,507
Comprehensive income (Note 1):
Net income	542	651	727
Other comprehensive income (loss) (a)
Foreign currency translation adjustments	(53)	110	104
Net unrealized gains (losses) on qualifying derivatives, net of tax expense (benefit) of $(121), $(61), $17	(192)	(105)	35
Additional minimum pension liability adjustments, net of tax expense (benefit) of $9, $(23), $(5)	21	(51)	(12)
Net unrealized gains on available-for-sale securities, net of tax expense of $6, $16, $12	8	17	24

Total Comprehensive income	326	622	878

Member's Contributions	50	358	261

Distributions to Member	(278)	(410)	(1,168)

Other	1	2

Member's Equity at end of year	$4,149	$4,050	$3,478

(a)	See Note 1 for disclosure of balances for each component of Accumulated Other Comprehensive Loss.

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF LONG-TERM DEBT AT DECEMBER 31,
PPL Energy Supply, LLC and Subsidiaries
(Millions of Dollars)
	Outstanding
	2005		2004	Maturity (a)

5.40% - 6.40% Senior Unsecured Notes	$1,100		$800	2011-2035
2.625% Convertible Senior Notes	400		400	2023
5.875% - 9.25% Unsecured Bonds	1,784		2,051	2004-2028
8.05% Senior Secured Notes (b)	284		284	2013
8.30% Senior Secured Notes (b)	153	(d)	153	2013
6.107% - 6.40% Inflation-linked bonds	190	(d)	161	2006-2022
6.8% - 9.0% Bolivian Bonds	23	(e)	22	2005-2010
Other Long-term Debt	13		14	2011-2013
	3,947		3,885
Fair value adjustments from hedging activities	(3)		(2)
Unamortized premium	13
Unamortized discount	(6)		(8)
	3,951		3,875
Less amount due within one year	(445)		(181)

Total Long-term Debt	$3,506		$3,694

Long-term Debt with Affiliate Trust:
8.23% Subordinated Debentures (c)	$89		$89	2027

See Note 8 for information on debt issuances, debt retirements and other changes in long-term debt.

(a)
Aggregate maturities of long-term debt through 2010 are (millions of dollars): 2006, $445; 2007, $183; 2008, $232; 2009, $5; and 2010, $10. There are no debt securities outstanding that have sinking fund requirements.

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

(d)	Increase is due to or partially due to an increase in foreign currency exchange rates.
(e)	A portion of the bonds have interest rates that are inflation-linked.

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF INCOME FOR THE YEARS ENDED DECEMBER 31,
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars)
	2005	2004	2003
Operating Revenues
Retail electric	$3,011	$2,687	$2,607
Wholesale electric	4	6	29
Wholesale electric to affiliate (Note 15)	148	154	152
Total	3,163	2,847	2,788

Operating Expenses
Operation
Energy purchases	266	219	212
Energy purchases from affiliate (Note 15)	1,590	1,500	1,444
Other operation and maintenance	365	353	345
Amortization of recoverable transition costs	268	257	260
Depreciation (Note 1)	112	107	103
Taxes, other than income (Note 5)	185	152	164
Workforce reduction (Note 20)			9
Total	2,786	2,588	2,537

Operating Income	377	259	251

Other Income - net (Note 16)	21	15	6

Interest Expense	170	187	211

Interest Expense with Affiliate (Note 15)	12	3

Income Before Income Taxes	216	84	46

Income Taxes (Note 5)	69	8	18

Income Before Distributions on Preferred Securities	147	76	28

Distributions on Preferred Securities	2	2	3

Income Available to PPL Corporation	$145	$74	$25

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars)
	2005	2004	2003
Cash Flows from Operating Activities
Net income	$145	$74	$25
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	112	107	103
Stock compensation expense	7	3	2
Accrual for PJM billing dispute	47
Amortizations - recoverable transition costs and other	289	278	281
Deferred income taxes and investment tax credits	9	81	17
Workforce reduction - net of cash paid			9
Write-off (deferral) of storm-related costs	(12)	4	(15)
Change in current assets and current liabilities
Accounts receivable	(38)	40	19
Accounts payable	11	50	70
Collateral on PLR energy supply (Note 15)		302	(2)
Other	4	(5)	8
Other operating activities
Other assets	(6)	(3)	(4)
Other liabilities	12	(33)	15
Net cash provided by operating activities	580	898	528

Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(174)	(179)	(235)
Purchases of auction rate securities	(32)	(60)
Proceeds from the sale of auction rate securities	17	50
Net (increase) decrease in notes receivable from affiliate		(300)	90
Net increase in restricted cash	(10)	(35)	(2)
Other investing activities	6	1	2
Net cash used in investing activities	(193)	(523)	(145)

Cash Flows from Financing Activities
Issuance of long-term debt	424		190
Contribution from parent			75
Retirement of long-term debt	(559)	(394)	(430)
Retirement of preferred stock			(31)
Payment of common dividends to PPL Corporation	(93)	(24)	(29)
Net increase (decrease) in short-term debt		42	(15)
Other financing activities	(12)	(10)	(10)
Net cash used in financing activities	(240)	(386)	(250)

Net Increase (Decrease) in Cash and Cash Equivalents	147	(11)	133
Cash and Cash Equivalents at Beginning of Period	151	162	29
Cash and Cash Equivalents at End of Period	$298	$151	$162

Supplemental Disclosures of Cash Flow Information
Cash paid (received) during the period for:
Interest	$156	$180	$204
Income taxes - net	$21	$(69)	$(17)

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEET AT DECEMBER 31,
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars)
	2005	2004
Assets

Current Assets
Cash and cash equivalents	$298	$151
Restricted cash (Note 18)	42	42
Accounts receivable (less reserve: 2005, $20; 2004, $18)	224	179
Unbilled revenues	174	148
Accounts receivable from affiliates (Note 15)	10	17
Note receivable from affiliate (Note 15)	300	300
Prepayments	4	6
Prepayment on PLR energy supply from affiliate (Note 15)	12	12
Other	87	66
Total Current Assets	1,151	921

Property, Plant and Equipment (Note 1)
Electric plant in service
Transmission and distribution	4,034	3,904
General	356	352
	4,390	4,256
Construction work in progress	43	29
Electric plant	4,433	4,285
Other property	3	4
	4,436	4,289
Less: accumulated depreciation	1,720	1,632
Total Property, Plant and Equipment	2,716	2,657

Regulatory and Other Noncurrent Assets (Note 1)
Recoverable transition costs	1,165	1,431
Acquired intangibles (Note 19)	114	117
Prepayment on PLR energy supply from affiliate (Note 15)	35	46
Other	356	354
Total Regulatory and Other Noncurrent Assets	1,670	1,948

Total Assets	$5,537	$5,526

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEET AT DECEMBER 31,
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars)
	2005	2004
Liabilities and Equity

Current Liabilities
Short-term debt	$42	$42
Long-term debt	434	336
Accounts payable	42	39
Accounts payable to affiliates (Note 15)	183	168
Taxes	76	46
Collateral on PLR energy supply from affiliate (Note 15)	300	300
Other	147	98
Total Current Liabilities	1,224	1,029

Long-term Debt	1,977	2,208

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes and investment tax credits (Note 5)	771	776
Other (Note 12)	190	190
Total Deferred Credits and Other Noncurrent Liabilities	961	966

Commitments and Contingent Liabilities (Note 14)

Preferred Stock (Note 7)	51	51

Shareowner's Common Equity
Common stock - no par value (a)	1,476	1,476
Additional paid-in capital	361	361
Treasury stock	(912)	(912)
Earnings reinvested	406	354
Capital stock expense and other	(7)	(7)
Total Shareowner's Common Equity	1,324	1,272

Total Liabilities and Equity	$5,537	$5,526

(a)	170 million shares authorized; 78 million shares outstanding at December 31, 2005 and 2004.

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF SHAREOWNER'S COMMON EQUITY FOR THE YEARS ENDED DECEMBER 31,
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars, except share amounts)
	2005	2004	2003

Common stock at beginning of year	$1,476	$1,476	$1,476

Common stock at end of year	1,476	1,476	1,476

Additional paid-in capital at beginning of year	361	361	282
Capital contribution from PPL			75
Other			4

Additional paid-in capital at end of year	361	361	361

Treasury stock at beginning of year	(912)	(912)	(912)

Treasury stock at end of year	(912)	(912)	(912)

Earnings reinvested at beginning of year	354	304	308
Net income (a)	145	74	25
Cash dividends declared on common stock	(93)	(24)	(29)

Earnings reinvested at end of year	406	354	304

Capital stock expense and other at beginning of year	(7)	(7)	(7)

Capital stock expense and other at end of year	(7)	(7)	(7)

Total Shareowner's Common Equity	$1,324	$1,272	$1,222

Common stock shares at beginning of year (b)	78,030	78,030	78,030

Common stock shares at end of year	78,030	78,030	78,030

(a)	PPL Electric's net income approximates comprehensive income.
(b)	Shares in thousands. All common shares of PPL Electric stock are owned by PPL.

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF LONG-TERM DEBT AT DECEMBER 31,
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars)
	Outstanding
	2005	2004	Maturity (a)

First Mortgage Bonds (b)
6-1/2%		$69	April 1, 2005
6.55%	$146	146	March 1, 2006
7-3/8%	10	10	March 1, 2014
	156	225
First Mortgage Pollution Control Bonds (b)
3.125% Series	90	90	November 1, 2008
5.50% Series I		53	February 15, 2027
4.75% Series	108		February 15, 2027
4.70% Series	116		September 1, 2029
6.40% Series J		116	September 1, 2029
6.15% Series K		55	August 1, 2029
	314	314
Senior Secured Bonds (b)
5-7/8%	255	255	August 15, 2007
6-1/4%	486	486	August 15, 2009
4.30%	100	100	June 1, 2013
4.95%	100		December 15, 2015
5.15%	100		December 15, 2020
	1,041	841
Series 1999-1 Transition Bonds
6.83% - 7.15%	892	1,159	2005-2008

Floating Rate Pollution Control Revenue Bonds (c)	9	9	June 1, 2027
	2,412	2,548
Unamortized discount	(1)	(4)
	2,411	2,544
Less amount due within one year	(434)	(336)
Total Long-term Debt	$1,977	$2,208

See Note 8 for information on debt issuances, debt retirements and other changes in long-term debt.

(a)
Aggregate maturities of long-term debt through 2010 are (millions of dollars): 2006, $434; 2007, $555; 2008, $395; 2009, $486; and 2010, $0. There are no bonds outstanding that have sinking fund requirements.

(b)
The First Mortgage Bonds and the First Mortgage Pollution Control Bonds were issued under, and are secured by, the lien of the 1945 First Mortgage Bond Indenture. The lien of the 1945 First Mortgage Bond Indenture covers substantially all electric distribution plant and certain transmission plant owned by PPL Electric. The Senior Secured Bonds were issued under the 2001 Senior Secured Bond Indenture. The Senior Secured Bonds are secured by (i) an equal principal amount of First Mortgage Bonds issued under the 1945 First Mortgage Bond Indenture and (ii) the lien of the 2001 Senior Secured Bond Indenture, which covers substantially all electric distribution plant and certain transmission plant owned by PPL Electric and which is junior to the lien of the 1945 First Mortgage Bond Indenture.

(c) Rate at December 31, 2005, was 3.58% and at December 31, 2004, was 2.0%.

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Terms and abbreviations appearing in Combined Notes to Consolidated Financial Statements are explained in the glossary. Dollars are in millions, except per share data, unless otherwise noted.

1.  Summary of Significant Accounting Policies

General

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

PPL Generation owns and operates a portfolio of domestic power generating assets. These power plants are located in Pennsylvania, Montana, Arizona, Illinois, Connecticut, New York and Maine and use well-diversified fuel sources including coal, uranium, natural gas, oil and water. PPL EnergyPlus markets or brokers electricity produced by PPL Generation, along with purchased power, natural gas and oil, in competitive wholesale and deregulated retail markets, primarily in the northeastern and western portions of the U.S. PPL Global owns and operates international energy businesses that are primarily focused on the distribution of electricity.

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

Effective December 31, 2003, PPL's and PPL Energy Supply's consolidated financial statements include the accounts of the lessors under the operating leases for the Sundance, University Park and Lower Mt. Bethel generation facilities. In June 2004, PPL Energy Supply subsidiaries purchased the Sundance and University Park generation assets from the lessor. See Note 22 for further discussion. In May 2005, a subsidiary of PPL Generation completed the sale of its Sundance generation assets to Arizona Public Service Company. See Note 9 for further discussion.

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

Regulation

(PPL and PPL Electric)

PPL Electric and PPL Gas Utilities account for regulated operations in accordance with the provisions of SFAS 71, "Accounting for the Effects of Certain Types of Regulation," which requires rate-regulated entities to reflect the effects of regulatory decisions in their financial statements.

The following regulatory assets were included in the "Regulatory and Other Noncurrent Assets" section of the Balance Sheet at December 31.

	PPL		PPL Electric

	2005	2004	2005	2004

Recoverable transition costs	$1,165	$1,431	$1,165	$1,431

Taxes recoverable through future rates	250	276	242	261

Other	29	20	27	17

	$1,444	$1,727	$1,434	$1,709

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

Included in "Other" above as of December 31, 2005 and 2004, were approximately $10 million and $11 million of storm restoration costs associated with the September 2003 Hurricane Isabel. PPL Electric deferred these costs based on assessment of the PUC declaratory order of January 2004. The costs are being recovered through customer transmission and distribution rates, and are being amortized over ten years effective January 1, 2005.

Also included in "Other" at December 31, 2005, were approximately $12 million of costs associated with severe ice storms in PPL Electric's service territory in January 2005. These costs have been deferred based on an assessment of an order issued by the PUC on August 26, 2005. The ratemaking treatment of these costs will be addressed in PPL Electric's next distribution base rate case. PPL and PPL Electric believe there is a reasonable basis for recovery of all regulatory assets.

(PPL and PPL Energy Supply)

Elfec accounts for regulated operations in accordance with the provisions of SFAS 71. Regulatory assets as of December 31, 2005 and 2004 were insignificant.

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

Loss Accruals (PPL, PPL Energy Supply and PPL Electric)

Loss accruals are recorded in accordance with SFAS 5, "Accounting for Contingencies," and other related accounting guidance. Potential losses are accrued when (1) information is available that indicates it is "probable" that the loss has been incurred, given the likelihood of the uncertain future events and (2) the amount of the loss can be reasonably estimated. FASB defines "probable" as cases in which "the future event or events are likely to occur." SFAS 5 does not permit the accrual of contingencies that might result in gains. PPL continuously assesses potential loss contingencies for environmental remediation, litigation claims, income taxes, regulatory penalties and other events.

PPL also has accrued estimated losses on long-term purchase commitments when significant events have occurred. For example, estimated losses were accrued when long-term purchase commitments were assumed under asset acquisition agreements and when PPL Electric's generation business was deregulated.

Changes in Classification

(PPL, PPL Energy Supply and PPL Electric)

The classification of certain amounts in the 2004 and 2003 financial statements have been changed to conform to the current presentation. The changes in classification did not affect net income or total equity.

(PPL and PPL Energy Supply)

In addition, based on recent clarifications of accounting guidance, the Statement of Cash Flows has been revised to reflect the purchases and sales of emission allowances, and the purchases and sales of investments in the nuclear decommissioning trust, on a gross basis within "Cash Flows from Investing Activities." Previously, these cash flows were presented on a net basis within "Cash Flows from Operating Activities." The net impact of this revised presentation was to increase "Cash Flows from Operating Activities" and to decrease "Cash Flows from Investing Activities" by $63 million in 2004 and $17 million in 2003. This revision had no impact on "Cash and Cash Equivalents" for the periods reported. This revision is not considered by management as material to the Financial Statements.

See Note 19 for additional information regarding emission allowances and Note 21 for additional information regarding investments in the nuclear decommissioning trust.

Comprehensive Income (PPL and PPL Energy Supply)

Comprehensive income consists of net income and other comprehensive income, defined as changes in common equity from transactions not related to shareowners. Comprehensive income is shown on PPL's Statement of Shareowners' Common Equity and Comprehensive Income and PPL Energy Supply's Statement of Member's Equity and Comprehensive Income.

Accumulated other comprehensive loss, which is presented on the Balance Sheet of PPL and included in Member's Equity on the PPL Energy Supply Balance Sheet, consisted of these after-tax amounts at December 31.

	2005	2004

PPL

Foreign currency translation adjustments	$15	$68

Net unrealized gains on available-for-sale securities	48	40

Additional minimum pension liability	(349)	(368)

Net unrealized losses on qualifying derivatives	(246)	(63)

	$(532)	$(323)

PPL Energy Supply

Foreign currency translation adjustments	$15	$68

Net unrealized gains on available-for-sale securities	48	40

Additional minimum pension liability	(339)	(360)

Net unrealized losses on qualifying derivatives	(237)	(45)

	$(513)	$(297)

Price Risk Management (PPL and PPL Energy Supply)

PPL and PPL Energy Supply enter into energy and energy-related contracts to hedge the variability of expected cash flows associated with their generating units and marketing activities, as well as for trading purposes. PPL and PPL Energy Supply enter into interest rate derivative contracts to hedge their exposure to changes in the fair value of their debt instruments and to hedge their exposure to variability in expected cash flows associated with existing debt instruments or forecasted transactions. PPL and PPL Energy Supply also enter into foreign currency derivative contracts to hedge foreign currency exposures, including firm commitments, recognized assets or liabilities, forecasted transactions, net investments, or foreign earnings translation.

Contracts that meet the definition of a derivative are accounted for under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and interpreted. Certain energy contracts have been excluded from the requirements of SFAS 133 because they meet the definition of a "normal purchase or normal sale." These contracts are reflected in the financial statements using the accrual method of accounting.

Additionally, PPL and PPL Energy Supply adopted SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," as of July 1, 2003. The requirements of SFAS 149, which required prospective application, placed additional limitations on the use of the normal purchase or normal sale exception.

All derivative contracts that are subject to the requirements of SFAS 133 and its amendments are reflected on the balance sheet at their fair value. On the date the derivative contract is executed, PPL may designate the derivative as a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment ("fair value" hedge), a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge), a foreign currency fair value or cash flow hedge ("foreign currency" hedge), or a hedge of a net investment in a foreign operation ("net investment" hedge). Changes in the fair value of derivatives are recorded in either other comprehensive income or in current-period earnings in accordance with SFAS 133.

Unrealized gains and losses from changes in market prices of energy contracts accounted for as fair value hedges are reflected in "Energy purchases" on the Statement of Income, as are changes in the underlying positions. Realized gains and losses from energy contracts accounted for as fair value hedges or cash flow hedges, when recognized on the Statement of Income, are reflected in "Fuel" or "Energy purchases," consistent with the hedged item. Changes in the fair value of derivatives that are not designated as hedging instruments are reflected in "Net energy trading margins" revenues. However, unrealized gains and losses on FTRs and options to hedge synthetic fuel tax credits, which are not designated as hedging instruments, are reflected in "Energy purchases" and "Energy-related business" revenues, respectively. Gains and losses from interest rate and foreign currency derivative contracts that hedge interest payments, when recognized on the Statement of Income, are accounted for in "Interest Expense." Gains and losses from foreign currency derivative contracts that economically hedge foreign earnings translation are recognized in "Other Income - net." Gains and losses from foreign currency derivative contracts that hedge foreign currency payments for equipment, when recognized on the Statement of Income, are accounted for in "Depreciation."

Under EITF 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities," PPL reflects its net realized and unrealized gains and losses associated with all derivatives that are held for trading purposes in "Net energy trading margins" revenues on the Statement of Income. The physical volumes for electricity and gas associated with energy trading were 5,800 GWh and 13.4 Bcf in 2005; 5,700 GWh and 11.7 Bcf in 2004; and 5,200 GWh and 12.6 Bcf in 2003.

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

Revenue Recognition (PPL, PPL Energy Supply and PPL Electric)

Operating revenues, except for "Energy-related businesses," are recorded based on energy deliveries through the end of the calendar month. Unbilled retail revenues result because customers' meters are read and bills are rendered throughout the month, rather than all being read at the end of the month. Unbilled revenues for a month are calculated by multiplying an estimate of unbilled kWh by the estimated average cents per kWh. Unbilled wholesale energy revenues are recorded at month-end to reflect estimated amounts until actual dollars and MWhs are confirmed and invoiced. At that time, unbilled revenue is reversed and actual revenue is recorded.

PPL records energy marketing activity in the period when the energy is delivered. The wholesale sales and purchases that meet the criteria in EITF 03-11 are reported net on the Statement of Income within "Wholesale energy marketing." Additionally, the bilateral sales and purchases that are designated as trading activities are also reported net, in accordance with EITF 02-3 and are reported on the Statement of Income within "Net energy trading margins." Spot market activity that balances PPL's physical trading positions is included on the Statement of Income in "Net energy trading margins."

Certain PPL subsidiaries participate in RTOs, primarily in PJM, but also in the surrounding regions of New York (NYISO), New England (ISO-NE) and the Midwest (MISO). In PJM, PPL EnergyPlus is a marketer, a load-serving entity to its customers who have selected it as a supplier and a seller for PPL's generation subsidiaries. PPL Electric is a transmission owner and PLR in PJM. In ISO-NE, PPL EnergyPlus is a marketer, a load-serving entity, and a seller for PPL's New England generating assets. In the NYISO and MISO regions, PPL EnergyPlus acts as a marketer. PPL Electric does not participate in ISO-NE, NYISO or MISO. A function of interchange accounting is to match participants' MWh entitlements (generation plus scheduled bilateral purchases) against their MWh obligations (load plus scheduled bilateral sales) during every hour of every day. If the net result during any given hour is an entitlement, the participant is credited with a spot-market sale to the ISO at the respective market price for that hour; if the net result is an obligation, the participant is charged with a spot-market purchase from the ISO at the respective market price for that hour. ISO purchases and sales are not allocated to individual customers. PPL records the hourly net sales and purchases in its financial statements as sales to and purchases from the respective ISOs.

"Energy-related businesses" revenue includes revenues from the mechanical contracting and engineering subsidiaries, WPD's telecommunications and property subsidiaries and PPL Global's proportionate share of affiliate earnings under the equity or cost method of accounting, as described in the "Business and Consolidation" section of Note 1. The mechanical contracting and engineering subsidiaries record profits from construction contracts on the percentage-of-completion method of accounting. Income from time and material contracts is recognized currently as the work is performed.

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

(PPL and PPL Energy Supply)

PPL's and PPL Energy Supply's significant specific reserves relate to receivables from Enron, which filed for bankruptcy in 2001, and from the California ISO, which has withheld payment pending the outcome of regulatory proceedings arising from the California electricity supply situation that began in 2000. At December 31, 2005 and 2004, these two reserves accounted for 60% and 59% of PPL's total allowance for doubtful accounts and 80% and 76% of PPL Energy Supply's total allowance for doubtful accounts.

Cash and Investments (PPL, PPL Energy Supply and PPL Electric)

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

Investments in Debt and Marketable Equity Securities

Investments in debt securities are classified as held-to-maturity, and measured at amortized cost, when there is an intent and ability to hold the securities to maturity. Debt securities and marketable equity securities that are acquired and held principally for the purpose of selling them in the near-term are classified as trading. All other investments in debt and marketable equity securities are classified as available-for-sale. Both trading and available-for-sale securities are carried at fair value. Any unrealized gains and losses for trading securities are included in earnings. Unrealized gains and losses for available-for-sale securities are reported, net of tax, in other comprehensive income or are recognized currently in earnings when a decline in fair value is determined to be other than temporary. The specific identification method is used to calculate realized gains and losses on debt and marketable equity securities. See Note 21 for additional information on securities held in the nuclear decommissioning trusts.

Long-Lived and Intangible Assets

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

(PPL)

Included in PP&E on the balance sheet are capitalized costs of software projects that were developed or obtained for internal use. At December 31, 2005 and 2004, capitalized software costs were $92 million and $83 million, and there was $57 million and $46 million of accumulated amortization. Such capitalized amounts are amortized ratably over the expected lives of the projects when they become operational, generally not to exceed 10 years. During 2005, 2004 and 2003, PPL amortized capitalized software costs of $13 million, $11 million and $14 million.

(PPL Energy Supply)

Included in PP&E on the balance sheet are capitalized costs of software projects that were developed or obtained for internal use. At December 31, 2005 and 2004, capitalized software costs were $54 million and $52 million, and there was $38 million and $33 million of accumulated amortization. Such capitalized amounts are amortized ratably over the expected lives of the projects when they become operational, generally not to exceed 10 years. During 2005, 2004 and 2003, PPL Energy Supply amortized capitalized software costs of $6 million, $5 million and $7 million.

(PPL Electric)

Included in PP&E on the balance sheet are capitalized costs of software projects that were developed or obtained for internal use. At December 31, 2005 and 2004, capitalized software costs were $21 million and $20 million. At December 31, 2005 and 2004, accumulated amortization was $12 million and $8 million. Such capitalized amounts are amortized ratably over the expected lives of the projects when they become operational, generally not to exceed 5 years. During 2005, 2004 and 2003, PPL Electric amortized capitalized software costs of $4 million, $4 million and $5 million.

Depreciation (PPL, PPL Energy Supply and PPL Electric)

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

PPL and its subsidiaries periodically review the useful lives of their fixed assets. In light of significant planned environmental capital expenditures, PPL Generation conducted studies of the useful lives of Montour Units 1 and 2 and Brunner Island Unit 3 during the first quarter of 2005. Based on these studies, the useful lives of these units were extended from 2025 to 2035, effective January 1, 2005. In the second quarter of 2005, PPL Generation conducted additional studies of the useful lives of certain Eastern fossil-fuel and hydroelectric generation plants. The most significant change related to the useful lives of Brunner Island Units 1 and 2 and Martins Creek Units 3 and 4, which were extended from 2025 to 2035, effective July 1, 2005. The effect of these changes in useful lives for 2005 was to increase net income, as a result of lower depreciation, by approximately $7 million.

As a result of the final regulatory outcome published by Ofgem of the most recent price control review and an assessment of the economic life of meters, WPD reduced the remaining depreciable lives of its existing meter stock to approximately nine years. The lives of new meters were reduced from 40 years to 19 years. The effect for 2005 was to decrease net income, as a result of higher depreciation, by approximately $5 million.

Following are the weighted-average rates of depreciation at December 31.

	2005

	PPL	PPL Energy Supply	PPL Electric

Generation	2.01%	2.02%

Transmission and distribution	3.03%	3.89%	2.23%

General	3.78%	4.12%	2.87%

	2004

	PPL	PPL Energy Supply	PPL Electric

Generation	2.11%	2.11%

Transmission and distribution	2.86%	3.49%	2.22%

General	3.41%	3.75%	3.19%

The annual provisions for depreciation have been computed principally in accordance with the following ranges, in years, of assets lives.

	PPL	PPL Energy Supply	PPL Electric

Generation	2-50	2-50

Transmission and distribution	5-70	5-50	10-70

General	3-80	3-60	10-80

Goodwill and Other Acquired Intangible Assets (PPL, PPL Energy Supply and PPL Electric)

Goodwill represents the excess of the purchase price paid over the estimated fair value of the assets acquired and liabilities assumed in the acquisition of a business. In accordance with SFAS 142, "Goodwill and Other Intangible Assets," PPL and its subsidiaries do not amortize goodwill.

Other acquired intangible assets that have finite useful lives are valued at cost and amortized over their useful lives based upon the pattern in which the economic benefits of the intangible assets are consumed or otherwise used up.

Asset Impairment (PPL, PPL Energy Supply and PPL Electric)

PPL and its subsidiaries review long-lived assets, including intangibles, that are subject to depreciation or amortization for impairment when events or circumstances indicate carrying amounts may not be recoverable. An impairment loss is recognized if the carrying amount of long-lived assets is not recoverable from undiscounted future cash flow. The impairment charge is measured by the difference between the carrying amount of the asset and its fair value. See Note 9 for a discussion of asset impairment charges recorded.

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

Asset Retirement Obligations (PPL, PPL Energy Supply and PPL Electric)

In 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations," which addresses the accounting for obligations associated with the retirement of tangible long-lived assets. SFAS 143 requires legal obligations associated with the retirement of long-lived assets to be recognized as a liability in the financial statements. The initial obligation is measured at the estimated fair value. An equivalent amount is recorded as an increase in the value of the capitalized asset and allocated to expense over the useful life of the asset. Until the obligation is settled, the liability is increased, through the recognition of accretion expense in the income statement, for changes in the obligation due to the passage of time.

In 2005, the FASB issued FIN No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143" that clarifies certain aspects of SFAS 143 related to conditional AROs.

See Note 21 for a discussion of accounting for AROs.

Compensation and Benefits

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

PPL uses a market-related value of plan assets in accounting for its pension plans. The market-related value of assets is calculated by rolling forward the prior year market-related value with contributions, disbursements and expected return on investments. One-fifth of the difference between the actual value and the expected value is added (or subtracted if negative) to the expected value to determine the new market-related value.

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

See Note 12 for a discussion of pension and other postretirement benefits.

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

Prior to 2003, PPL and its subsidiaries accounted for stock-based compensation in accordance with APB Opinion No. 25, as permitted by SFAS 123. Effective January 1, 2003, PPL and its subsidiaries adopted the fair value method of accounting for stock-based compensation, as prescribed by SFAS 123, using the prospective method of transition permitted by SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123." The prospective method of transition requires PPL and its subsidiaries to use the fair value method under SFAS 123 for all stock-based compensation awards granted, modified or settled on or after January 1, 2003. Thus, all awards granted prior to January 1, 2003, were accounted for under the intrinsic value method of APB Opinion No. 25, to the extent such awards are not modified or settled.

Use of the fair value method prescribed by SFAS 123 requires PPL and its subsidiaries to recognize compensation expense for stock options issued. Fair value for the stock options is determined using the Black-Scholes options pricing model. Stock options with graded vesting (i.e., that vest in installments) are valued as a single award.

PPL and its subsidiaries were not required to recognize compensation expense for stock options issued and accounted for under the intrinsic value method of APB Opinion No. 25, since PPL grants stock options with an exercise price that is not less than the fair market value of PPL's common stock on the date of grant. As currently structured, awards of restricted stock, restricted stock units and stock units result in the same amount of compensation expense under the fair value method of SFAS 123 as they would under the intrinsic value method of APB Opinion No. 25. See Note 11 for a discussion of stock-based compensation. Stock-based compensation is included in "Other operation and maintenance" expense on the Statement of Income.

The table below illustrates the pro forma effect on net income and EPS as if the fair value method had been used to account for all outstanding stock-based compensation awards in 2004 and 2003. For 2005, the difference between the pro forma and reported amounts would have been insignificant.

(PPL)
	2004	2003
Net Income

Net Income - as reported	$698	$734

Add: Stock-based employee compensation expense included in reported net income, net of tax	8	5

Deduct: Total stock-based compensation expense determined under the fair value method for all awards, net of tax	10	9

Pro forma Net Income	$696	$730

EPS

Basic - as reported	$1.89	$2.13

Basic - pro forma	$1.89	$2.12

Diluted - as reported	$1.89	$2.12

Diluted - pro forma	$1.88	$2.11

(PPL Energy Supply)
	2004	2003
Net Income

Net Income - as reported	$651	$727

Add: Stock-based employee compensation expense included in reported net income, net of tax	5	3

Deduct: Total stock-based compensation expense determined under the fair value method for all awards, net of tax	7	6

Pro forma Net Income	$649	$724

PPL Energy Supply's stock-based compensation expense includes an allocation of PPL Services' expense.

(PPL Electric)

PPL Electric's stock-based compensation expense, including awards granted to employees and an allocation of costs of awards granted to employees of PPL Services, was insignificant under both the intrinsic value and fair value methods for each of 2005, 2004 and 2003.

(PPL, PPL Energy Supply and PPL Electric)

In December 2004, the FASB issued SFAS 123 (revised 2004), "Share-Based Payment," which is known as SFAS 123(R) and replaces SFAS 123, "Accounting for Stock-Based Compensation," as amended by SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." PPL and its subsidiaries adopted SFAS 123(R) effective January 1, 2006. See Note 23 for a discussion of SFAS 123(R).

In SFAS 123(R), the FASB provided additional guidance on the requirement to accelerate expense recognition for employees who are at or near retirement age and who are under a plan that allows for accelerated vesting upon an employee's retirement. Such guidance is relevant to prior accounting for stock-based compensation under other accounting guidance. PPL's stock-based compensation plans allow for accelerated vesting upon an employee's retirement. Thus, for employees who are retirement eligible when stock-based awards are granted, PPL will recognize the expense immediately. For employees who are not retirement eligible when stock-based awards are granted, PPL will amortize the awards on a straight-line basis over the shorter of the vesting period or the period up to the employee's attainment of retirement age. Retirement eligible has been defined by PPL as the early retirement age of 55. The adjustments below related to retirement-eligible employees were recorded based on the aforementioned clarification of existing guidance and are not related to the adoption of SFAS 123(R).

(PPL)

In 2005, PPL recorded a charge of approximately $10 million after tax, or $0.03 per share, to accelerate stock-based compensation expense for retirement-eligible employees. Approximately $5 million of the after-tax total, or $0.01 per share, was related to periods prior to 2005. The prior period amounts were not material to previously issued financial statements.

(PPL Energy Supply)

In 2005, PPL Energy Supply recorded a charge of approximately $7 million after tax to accelerate stock-based compensation expense for retirement-eligible employees. Approximately $3 million of the after-tax total was related to periods prior to 2005. The prior period amounts were not material to previously issued financial statements.

(PPL Electric)

In 2005, PPL Electric recorded a charge of approximately $3 million after tax to accelerate stock-based compensation expense for retirement-eligible employees. Approximately $2 million of the after-tax total was related to periods prior to 2005. The prior period amounts were not material to previously issued financial statements.

Other

Income Taxes

(PPL, PPL Energy Supply and PPL Electric)

The income tax provision for PPL and its subsidiaries is calculated in accordance with SFAS 109, "Accounting for Income Taxes." PPL and its domestic subsidiaries file a consolidated U.S. federal income tax return.

Significant management judgment is required in developing PPL's provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets, as well as estimating the phase-out range for synthetic fuel tax credits that is not published by the IRS until April of the following year. PPL and its subsidiaries record valuation allowances to reduce deferred tax assets to the amounts that are more likely than not to be realized. PPL and its subsidiaries have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for valuation allowances. If PPL and its subsidiaries determined that they would be able to realize deferred tax assets in the future in excess of net deferred tax assets, adjustments to the deferred tax assets would increase income by reducing tax expense in the period that such determination was made. Likewise, if PPL and its subsidiaries determined that they would not be able to realize all or part of net deferred tax assets in the future, adjustments to the deferred tax assets would decrease income by increasing tax expense in the period that such determination was made.

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

The provision for PPL Energy Supply and PPL Electric is calculated in accordance with an intercompany tax sharing policy which provides that the taxable income be calculated as if PPL Energy Supply and PPL Electric and its domestic subsidiaries each filed a separate consolidated return. PPL Energy Supply's intercompany tax liability was $40 million and $44 million at December 31, 2005 and 2004. PPL Electric's intercompany tax liability was $6 million at December 31, 2005, and the intercompany receivable was $5 million at December 31, 2004.

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

As of December 31, 2005 and 2004, PPL and PPL Energy Supply had receivable balances of $256 million and $273 million (included in "Current Assets - Other" and "Regulatory and Other Noncurrent Assets - Other" for PPL and "Current Assets - Other" and "Other Noncurrent Assets - Other" for PPL Energy Supply) and unearned revenue balances of $143 million and $158 million (included in "Deferred Credits and Other Noncurrent Liabilities - Other"). The receivable balances include $65 million of an unguaranteed residual value. Rental income received during 2005, 2004 and 2003 was $15 million, $14 million and $15 million. Total future minimum lease payments expected to be received on both leases are estimated at $16 million for each of the years from 2006 through 2010.

Fuel, Materials and Supplies

(PPL)

PPL and its subsidiaries value inventory at the lower of cost or market, primarily using the average-cost method. At December 31, 2005, PPL Gas Utilities valued all of its natural gas inventory using the last-in, first-out method (LIFO). The carrying value of that inventory was $16 million and $5 million at December 31, 2005 and 2004, and the excess of replacement cost over carrying value was $15 million and $7 million at December 31, 2005 and 2004.

(PPL Energy Supply and PPL Electric)

Fuel, materials and supplies are valued at the lower of cost or market using the average-cost method.

Guarantees (PPL, PPL Energy Supply and PPL Electric)

In accordance with the provisions of FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34," the fair values of guarantees related to arrangements entered into prior to January 1, 2003, as well as guarantees excluded from the initial recognition and measurement provisions of FIN 45, are not recorded in the financial statements. See Note 14 for further discussion of recorded and unrecorded guarantees.

Treasury Stock (PPL and PPL Electric)

Treasury shares are reflected on the balance sheet as an offset to common equity under the cost method of accounting. Management has no definitive plans for the future use of these shares. Treasury shares are not considered outstanding in calculating EPS.

At December 31, 2005 and 2004, PPL held 62,113,489 and 62,091,706 shares of treasury stock. At December 31, 2005 and 2004, PPL Electric held 79,270,519 shares of treasury stock.

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

Gains or losses relating to foreign currency transactions are recognized currently in income. The aggregate transaction losses were insignificant in 2005, 2004 and 2003.

New Accounting Standards (PPL, PPL Energy Supply and PPL Electric)

See Note 23 for a discussion of new accounting standards recently adopted or pending adoption.

2.  Segment and Related Information

(PPL and PPL Energy Supply)

PPL's reportable segments are Supply, International Delivery (formerly International) and Pennsylvania Delivery (formerly Delivery). In 2005, there were no changes to the reportable segments except that the segments were renamed to more specifically describe their businesses. The Supply segment primarily consists of the domestic energy marketing, domestic generation and domestic development operations of PPL Energy Supply. The International Delivery segment includes operations of the international energy businesses of PPL Global that are primarily focused on the distribution of electricity. The majority of PPL Global's international businesses are located in the U.K., Chile, El Salvador and Bolivia. The Pennsylvania Delivery segment includes the regulated electric and gas delivery operations of PPL Electric and PPL Gas Utilities.

PPL Energy Supply's reportable segments are Supply and International Delivery. The International Delivery segment at the PPL Energy Supply level is consistent with the International Delivery segment at the PPL level. The Supply segment information reported at the PPL Energy Supply level will not agree with the Supply segment information reported at the PPL level. Additional Supply segment functions, including telecommunications and acquisition, divestiture and development activities, exist at PPL that are outside of PPL Energy Supply. Furthermore, certain income items, including PLR revenue and certain interest income, exist at the PPL Energy Supply level, but are eliminated in consolidation at the PPL level. Finally, certain expense items are fully allocated to the segments at the PPL level only.

Segments include direct charges, as well as an allocation of indirect corporate costs, for services provided by PPL Services. These service costs include functions such as financial, legal, human resources and information services.

Financial data for the segments are:

	PPL			PPL Energy Supply

	2005	2004	2003	2005	2004	2003
Income Statement Data

Revenues from external customers

Supply	$1,814	$1,823	$1,788	$3,375	$3,305	$3,220

International Delivery	1,206	1,102	1,013	1,206	1,102	1,013

Pennsylvania Delivery	3,199	2,869	2,784

	6,219	5,794	5,585	4,581	4,407	4,233

Intersegment revenues (a)

Supply	1,590	1,500	1,444

Pennsylvania Delivery	152	156	161

Equity in earnings of unconsolidated affiliates

Supply	(12)	(10)	(14)	(12)	(9)	(11)

International Delivery	3	2	3	3	2	3

	(9)	(8)	(11)	(9)	(7)	(8)

Depreciation

Supply	144	144	120	136	138	116

International Delivery	157	146	147	157	146	147

Pennsylvania Delivery	119	114	109

	420	404	376	293	284	263

Amortizations - recoverable transition costs and other

Supply	33	14	(15)	18	(1)	(26)

International Delivery	(13)	(2)		(13)	(2)

Pennsylvania Delivery	278	267	271

	298	279	256	5	(3)	(26)

Interest income

Supply	(6)	15	(2)	21	23	17

International Delivery	8	8	7	8	8	7

Pennsylvania Delivery	21	16	7

	23	39	12	29	31	24

Interest expense

Supply	116	114	38	81	64	(19)

International Delivery	203	203	218	203	203	218

Pennsylvania Delivery	189	196	217

	508	513	473	284	267	199

	PPL			PPL Energy Supply

	2005	2004	2003	2005	2004	2003

Income tax expense

Supply	20	127	186	41	148	224

International Delivery	34	59	(30)	34	59	(30)

Pennsylvania Delivery	67	17	23

	121	203	179	75	207	194

Deferred income taxes and investment tax credits

Supply	(92)	18	13	14	105	93

International Delivery	18	50	55	18	50	55

Pennsylvania Delivery	10	87	22

	(64)	155	90	32	155	148

Net Income

Supply (b) (c)	311	421	502	327	454	531

International Delivery (d)	215	197	196	215	197	196

Pennsylvania Delivery	152	80	36

	$678	$698	$734	$542	$651	$727

Cash Flow Data

Expenditures for property, plant and equipment

Supply	$332	$259	$270	$304	$242	$256

International Delivery	289	279	246	289	279	246

Pennsylvania Delivery	190	196	251

	$811	$734	$767	$593	$521	$502

	PPL		PPL Energy Supply

	As of December 31,		As of December 31,

	2005	2004	2005	2004
Balance Sheet Data

Net investment in unconsolidated affiliates - at equity

Supply	$41	$36	$41	$36

International Delivery	15	15	15	15

	56	51	56	51

Total assets

Supply	7,118	6,645	7,575	7,075

International Delivery	5,089	5,390	5,089	5,390

Pennsylvania Delivery	5,719	5,698

	$17,926	$17,733	$12,664	$12,465

	PPL			PPL Energy Supply

	2005	2004	2003	2005	2004	2003
Geographic Data

Revenues from external customers

U.S.	$5,013	$4,692	$4,572	$3,375	$3,305	$3,220

Foreign:

U.K.	750	715	651	750	715	651

Latin America	456	387	362	456	387	362

	1,206	1,102	1,013	1,206	1,102	1,013

	$6,219	$5,794	$5,585	$4,581	$4,407	$4,233

	PPL		PPL Energy Supply

	As of December 31,		As of December 31,

	2005	2004	2005	2004
Property, Plant and Equipment

U.S.	$7,292	$7,359	$4,287	$4,439

Foreign:

U.K.	3,162	3,373	3,162	3,373

Latin America	462	417	462	417

	3,624	3,790	3,624	3,790

	$10,916	$11,149	$7,911	$8,229

(a)	See "PLR Contracts" and "NUG Purchases" in Note 15 for the basis of accounting between reportable segments.
(b)	2005 and 2003 include cumulative effects of changes in accounting principles. See Notes 21 and 22 for additional information.
(c)
2005, 2004 and 2003 include the operating results of the Sundance plant recorded in "Loss from Discontinued Operations." 2005 also includes the loss on the sale of the Sundance plant that is recorded in "Loss from Discontinued Operations." See Note 9 for additional information.

(d)
2004 includes the operating results of a Latin American telecommunications company, as well as an insignificant write-down of its net assets, recorded in "Loss from Discontinued Operations." See Note 9 for additional information.

3.  Investment in Unconsolidated Affiliates - at Equity

(PPL and PPL Energy Supply)

Investment in unconsolidated affiliates accounted for under the equity method at December 31 (equity ownership percentages as of December 31, 2005) was:

	2005	2004

Aguaytia Energy, LLC - 11.4%	$10	$9

Bangor-Pacific Hydro Associates - 50.0%	17	15

Safe Harbor Water Power Corporation - 33.3%	15	15

Other	14	12

	$56	$51

In January 2006, PPL Global entered into an agreement to sell its minority interest in Aguaytia Energy, LLC.

A PPL Energy Supply subsidiary has a 50% interest in a partnership that owns the Griffith gas-fired generation station. The partnership arrangement is essentially a cost-sharing arrangement, in that each of the partners has rights to one-half of the plant capacity and energy, and an obligation to cover one-half of the operating costs of the station. Accordingly, the equity investment is not reflected in the table above and is classified as "Electric plant in service - Generation" on the Balance Sheet.

4.  Earnings Per Share

(PPL)

In August 2005, PPL completed a 2-for-1 split of its common stock. The record date for the stock split was August 17, 2005, and the distribution date was August 24, 2005. As a result of the stock split, approximately 190 million shares were issued to shareholders, and approximately 31 million shares were issued as treasury shares as of the record date. The par value of the stock remains at $0.01 per share and, accordingly, $2 million was transferred from "Capital in excess of par value" to "Common stock" on the Balance Sheet. The number of shares, the market price, and earnings and dividends per share amounts, as well as PPL's stock-based compensation awards, the conversion rate and market price trigger of PPL Energy Supply's 2.625% Convertible Senior Notes due 2023 and the threshold appreciation price and shares issued under the PEPS Units transaction, included in these financial statements have been adjusted for all periods presented to reflect the stock split.

Basic EPS is calculated using the weighted-average number of common shares outstanding during the period. Diluted EPS is calculated using weighted average shares outstanding that are increased for additional shares that would be outstanding if potentially dilutive securities were converted to common stock. Potentially dilutive securities consist of:

•	stock options, restricted stock and restricted stock units granted under the incentive compensation plans;
•	stock units representing common stock granted under the directors compensation programs;
•	common stock purchase contracts that were a component of the PEPS Units and PEPS Units, Series B; and
•	convertible senior notes.

The basic and diluted EPS calculations, and the reconciliation of the shares (in thousands) used in the calculations, are:

	2005	2004	2003
Income (Numerator)

Income from continuing operations	$737	$713	$733

Loss from discontinued operations (net of tax)	51	15	34

Cumulative effects of changes in accounting principles (net of tax)	(8)		35

Net Income	$678	$698	$734

Shares (Denominator)

Shares for Basic EPS	379,132	368,456	345,589

Add incremental shares

Convertible Senior Notes	2,263	134

Restricted stock, stock options and other share-based awards	2,342	1,396	1,194

Shares for Diluted EPS	383,737	369,986	346,783

	2005	2004	2003
Basic EPS

Income from continuing operations	$1.94	$1.93	$2.12

Loss from discontinued operations (net of tax)	0.13	0.04	0.09

Cumulative effects of changes in accounting principles (net of tax)	(0.02)		0.10

Net Income	$1.79	$1.89	$2.13

Diluted EPS

Income from continuing operations	$1.92	$1.93	$2.12

Loss from discontinued operations (net of tax)	0.13	0.04	0.10

Cumulative effects of changes in accounting principles (net of tax)	(0.02)		0.10

Net Income	$1.77	$1.89	$2.12

In May 2001, PPL and PPL Capital Funding Trust I issued 23 million PEPS Units that contained a purchase contract component for PPL's common stock. The purchase contracts were only dilutive if the average price of PPL's common stock exceeded a threshold appreciation price, which was adjusted for cash distributions on PPL common stock. The threshold appreciation price was initially set at $32.52 and was adjusted to $31.69 as of April 1, 2004, based on dividends paid on PPL's common stock since issuance. The purchase contracts were settled in May 2004. Since the average price did not exceed the threshold appreciation price, the purchase contracts were excluded from the diluted EPS calculations for 2004 and 2003.

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

In May 2003, PPL Energy Supply issued $400 million of 2.625% Convertible Senior Notes due 2023. The notes are guaranteed by PPL and, as originally issued, could be converted into shares of PPL common stock if:

•	during any fiscal quarter starting after June 30, 2003, the market price of PPL's common stock trades at or above $29.84 per share over a certain period during the preceding fiscal quarter;
•	PPL calls the debt for redemption;
•	the holder exercises its right to put the debt on any five-year anniversary of the offering;
•	the long-term credit rating assigned to the notes by Moody's Investors Service, Inc. and Standard & Poor's Ratings Services falls below Ba2 and BB or the notes are not rated; or
•	certain specified corporate transactions occur, e.g., change in control and certain distributions to the holders of PPL common stock.

The conversion rate is 40.2212 shares per $1,000 principal amount of notes. It will be adjusted if certain specified distributions, whether in the form of cash, stock, other equity interests, evidence of indebtedness or assets, are made to holders of PPL common stock. Additionally, the conversion rate can be increased by PPL if its Board of Directors has made a determination that to do so would be in the best interests of either PPL or holders of PPL common stock.

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

The Convertible Senior Notes have a dilutive impact when the average market price of PPL common stock exceeds the conversion price of $24.87. The Convertible Senior Notes did not have a dilutive impact on EPS for 2003.

The maximum number of shares that could potentially be issued to settle the conversion premium, based upon the current conversion rate, is 16,088,480 shares. Based on PPL's common stock price at December 31, 2005, the conversion premium equated to 2,483,038 shares, or approximately $73 million.

See Note 8 for discussion of attainment of the market price trigger related to the Convertible Senior Notes in the third quarter of 2005 and the related conversion requests that PPL received in the fourth quarter.

The following number of stock options to purchase PPL common shares were excluded in the periods' computations of diluted EPS because the effect would have been antidilutive.

(Thousands of Shares)	2005	2004	2003

Antidilutive stock options	402	2,266	3,366

5.  Income and Other Taxes

For 2005, 2004 and 2003, the statutory U.S. corporate federal income tax rate was 35%. The statutory corporate net income tax rate for Pennsylvania was 9.99%.

(PPL)

"Income from Continuing Operations Before Income Taxes, Minority Interest and Distributions on Preferred Securities" included the following components for the years ended December 31.

	2005	2004	2003

Domestic income	$613	$662	$750

Foreign income	254	264	198

	$867	$926	$948

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

Significant components of PPL's deferred income tax assets and liabilities from continuing operations were:

	2005	2004
Deferred Tax Assets

Deferred investment tax credits	$36	$42

NUG contracts and buybacks	102	135

Unrealized loss on qualifying derivatives	139	30

Accrued pension costs	80	86

Federal tax credit carryforwards	112	58

Foreign loss carryforwards	140	152

Foreign - pensions	53	51

Foreign - other	36	26

Contribution in aid of construction	78	65

Other	195	189

Valuation allowance	(148)	(164)

	823	670

Deferred Tax Liabilities

Plant - net	1,316	1,291

Restructuring - CTC	434	526

Taxes recoverable through future rates	106	115

Reacquired debt costs	16	14

Foreign - plant	692	770

Foreign - other	98	55

Other domestic	78	62

	2,740	2,833

Net deferred tax liability	$1,917	$2,163

Details of the components of income tax expense, a reconciliation of federal income taxes derived from statutory tax rates applied to income from continuing operations for accounting purposes, and details of taxes other than income are:

	2005	2004	2003
Income Tax Expense

Current-Federal	$122	$52	$39

Current-State	(1)	(31)	15

Current-Foreign	64	27	35

	185	48	89

Deferred-Federal	(83)	102	34

Deferred-State	17	17	23

Deferred-Foreign	17	51	48

	(49)	170	105

Investment tax credit, net-federal	(15)	(15)	(15)

Total income tax expense from continuing operations (a)	$121	$203	$179

Total income tax expense-Federal	$24	$139	$58

Total income tax expense-State	16	(14)	38

Total income tax expense-Foreign	81	78	83

Total income tax expense from continuing operations (a)	$121	$203	$179

(a)
Excludes $6 million of deferred federal, state and foreign tax benefit in 2005 and $26 million of current and deferred federal and state tax expense in 2003 related to the cumulative effect of changes in accounting principles, recorded net of tax. Excludes current and deferred federal and state tax benefits of $28 million in 2005, $8 million in 2004 and $10 million in 2003 related to loss from discontinued operations, recorded net of tax.

In 2005, 2004 and 2003, PPL realized tax benefits related to stock-based compensation, recorded as an increase to capital in excess of par value of approximately $7 million, $3 million and $5 million.

	2005	2004	2003
Reconciliation of Income Tax Expense

Indicated federal income tax on Income from Continuing Operations Before Income Taxes, Minority Interest and Distributions on Preferred Securities at statutory tax rate - 35%	$303	$324	$332

Increase (decrease) due to:

State income taxes	21	12	26

Amortization of investment tax credit	(10)	(10)	(10)

Write-down of international energy projects			(83)

Difference related to income recognition of foreign affiliates (net of foreign income taxes)	(55)	(36)	(11)

Stranded cost securitization	(7)	(22)

Federal income tax credits	(107)	(74)	(52)

Contribution of property		(2)	(9)

Federal income tax return adjustments	(16)	(1)	(11)

Other	(8)	12	(3)

	(182)	(121)	(153)

Total income tax expense from continuing operations	$121	$203	$179

Effective income tax rate	14.0%	21.9%	18.9%

During 2005, PPL recorded a $13 million benefit from the reduction of state and federal income taxes from filing the 2004 income tax returns. The $13 million benefit included in the Reconciliation of Income Tax Expense consisted of a $16 million federal benefit reflected in "Federal income tax return adjustments," offset by a $3 million state expense reflected in "State income taxes."

During 2005, PPL recorded a $12 million benefit related to federal and state income tax reserve changes. The $12 million benefit included in the Reconciliation of Income Tax Expense consisted of a $7 million benefit reflected in "Stranded cost securitization," a $2 million state benefit reflected in "State income taxes" and a $3 million federal benefit reflected in "Other."

During 2004, PPL recorded a $1 million benefit from the reduction of state and federal income taxes from filing the 2003 income tax returns. The $1 million benefit included in the Reconciliation of Income Tax Expense consisted of a $2 million federal benefit reflected in "Contribution of property" and a $1 million federal benefit reflected in "Federal income tax return adjustments," offset by a $2 million state expense reflected in "State income taxes."

During 2004, PPL recorded a $15 million benefit related to federal and state income tax reserve changes. The $15 million benefit included in the Reconciliation of Income Tax Expense consisted of a $22 million benefit reflected in "Stranded cost securitization" and a $2 million state benefit reflected in "State income taxes," offset by a $9 million federal expense reflected in "Other."

	2005	2004	2003
Taxes, Other than Income

State gross receipts	$175	$156	$155

State utility realty	6	(10)	3

State capital stock	14	22	27

Property - foreign	57	55	47

Other - foreign	1	1

Domestic property and other	26	25	24

	$279	$249	$256

PPL had federal alternative minimum tax credit carryforwards with an indefinite carryforward period of $111 million and $58 million at December 31, 2005 and 2004. PPL also had state net operating loss carryforwards that expire between 2006 and 2024 of approximately $97 million and $77 million at December 31, 2005 and 2004. Valuation allowances have been established for the amount that, more likely than not, will not be realized.

PPL Global had foreign net operating loss carryforwards of approximately $50 million and $27 million at December 31, 2005 and 2004. PPL Global also had foreign capital loss carryforwards of $439 million and $486 million at December 31, 2005 and 2004. All of these losses have an unlimited carryforward period. However, it is more likely than not that these losses will not be utilized and, as such, a full valuation allowance has been provided against the related deferred tax asset.

PPL Global does not pay or record U.S. income taxes on the undistributed earnings of its foreign subsidiaries where management has determined that the earnings are permanently reinvested. The cumulative undistributed earnings are included in "Earnings reinvested" on the Balance Sheet. The amounts considered permanently reinvested at December 31, 2005 and 2004, were $650 million and $406 million. If the earnings were remitted as dividends, PPL Global may be subject to additional U.S. taxes, net of allowable foreign tax credits. It is not practical to estimate the amount of additional taxes that might be payable on these foreign earnings.

(PPL Energy Supply)

"Income From Continuing Operations Before Income Taxes, Minority Interest and Distributions on Preferred Securities" included the following components for the years ended December 31.

	2005	2004	2003

Domestic income	$429	$617	$734

Foreign income	254	264	198

	$683	$881	$932

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

Significant components of PPL Energy Supply's deferred income tax assets and liabilities from continuing operations were:

	2005	2004
Deferred Tax Assets

Deferred investment tax credits	$28	$33

NUG contracts and buybacks	102	135

Unrealized loss on qualifying derivatives	133	17

Accrued pension costs	23	29

Federal tax credit carryforwards	112	58

Foreign loss carryforwards	140	152

Foreign - pensions	53	51

Foreign - other	36	26

Other domestic	92	115

Valuation allowance	(144)	(160)

	575	456

Deferred Tax Liabilities

Plant - net	654	644

Foreign investments	5	7

Foreign - plant	692	770

Foreign - other	98	55

Other domestic	48	32

	1,497	1,508

Net deferred tax liability	$922	$1,052

Details of the components of income tax expense, a reconciliation of federal income taxes derived from statutory tax rates applied to income from continuing operations for accounting purposes, and details of taxes other than income are:

	2005	2004	2003
Income Tax Expense

Current-Federal	$(48)	$15	$(2)

Current-State	27	10	13

Current-Foreign	64	27	35

	43	52	46

Deferred-Federal	6	101	89

Deferred-State	21	15	23

Deferred-Foreign	17	51	48

	44	167	160

Investment tax credit, net-federal	(12)	(12)	(12)

Total income tax expense from continuing operations (a)	$75	$207	$194

Total income tax expense-Federal	$(54)	$104	$75

Total income tax expense-State	48	25	36

Total income tax expense-Foreign	81	78	83

Total income tax expense from continuing operations (a)	$75	$207	$194
(a)
Excludes $6 million of deferred federal, state and foreign tax benefit in 2005 and $26 million of current and deferred federal and state tax expense in 2003 related to the cumulative effect of changes in accounting principles, recorded net of tax. Excludes current and deferred federal and state tax benefits of $28 million in 2005, $8 million in 2004 and $10 million in 2003 related to loss from discontinued operations, recorded net of tax.

In 2005, 2004 and 2003, PPL Energy Supply realized tax benefits related to stock-based compensation, recorded as an increase to member's equity of approximately $1 million, $1 million and $2 million.

	2005	2004	2003
Reconciliation of Income Tax Expense

Indicated federal income tax on Income from Continuing Operations Before Income Taxes, Minority Interest and Distributions on Preferred Securities at statutory tax rate - 35%	$239	$308	$326

Increase (decrease) due to:

State income taxes	40	20	28

Amortization of investment tax credit	(8)	(8)	(8)

Write-down of international energy projects			(83)

Difference related to income recognition of foreign affiliates (net of foreign income taxes)	(55)	(36)	(11)

Federal income tax credits	(107)	(74)	(52)

Federal income tax return adjustments	(22)	(9)	(11)

Other	(12)	6	5

	(164)	(101)	(132)

Total income tax expense from continuing operations	$75	$207	$194

Effective income tax rate	11.0%	23.5%	20.8%

During 2005, PPL Energy Supply recorded $3 million in state and federal income tax expense from filing the 2004 income tax returns. The $3 million tax expense included in the Reconciliation of Income Tax Expense consisted of a $25 million state expense reflected in "State income taxes," offset by a $22 million federal benefit reflected in "Federal income tax return adjustments."

During 2005, PPL Energy Supply recorded an $8 million benefit related to federal income tax reserve changes. The $8 million benefit is included in "Other" in the Reconciliation of Income Tax Expense.

During 2004, PPL Energy Supply recorded $9 million in state and federal income tax expense from filing the 2003 income tax returns. The $9 million tax expense included in the Reconciliation of Income Tax Expense consisted of an $18 million state expense reflected in "State income taxes," offset by a $9 million federal benefit reflected in "Federal income tax return adjustments."

During 2004, PPL Energy Supply recorded a $6 million expense related to federal income tax reserve changes. The $6 million expense is included in "Other" in the Reconciliation of Income Tax Expense.

	2005	2004	2003
Taxes, Other than Income

State gross receipts	$1	$2	$3

State capital stock	9	13	14

Property - foreign	57	55	47

Foreign - other	1	1

Domestic property and other	26	24	25

	$94	$95	$89

PPL Energy Supply had federal alternative minimum tax credit carryforwards with an indefinite carryforward period of $111 million and $58 million at December 31, 2005 and 2004. PPL Energy Supply also had state net operating loss carryforwards that expire between 2006 and 2024 of approximately $6 million and $4 million at December 31, 2005 and 2004. Valuation allowances have been established for the amount that, more likely than not, will not be realized.

PPL Global had foreign net operating loss carryforwards of approximately $50 million and $27 million at December 31, 2005 and 2004. PPL Global also had foreign capital loss carryforwards of $439 million and $486 million at December 31, 2005 and 2004. All of these losses have an unlimited carryforward period. However, it is more likely than not that these losses will not be utilized and, as such, a full valuation allowance has been provided against the related deferred tax asset.

PPL Global does not pay or record U.S. income taxes on the undistributed earnings of its foreign subsidiaries where management has determined that the earnings are permanently reinvested. The cumulative undistributed earnings are included in "Member's Equity" on the Balance Sheet. The amounts considered permanently reinvested at December 31, 2005 and 2004, were $650 million and $406 million. If the earnings were remitted as dividends, PPL Global may be subject to additional U.S. taxes, net of allowable foreign tax credits. It is not practical to estimate the amount of additional taxes that might be payable on these foreign earnings.

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

The tax effects of significant temporary differences comprising PPL Electric's net deferred income tax liability were:

	2005	2004
Deferred Tax Assets

Deferred investment tax credits	$7	$8

Accrued pension costs	32	35

Contribution in aid of construction	73	62

Other	48	39

	160	144

Deferred Tax Liabilities

Electric utility plant - net	615	603

Restructuring - CTC	144	142

Taxes recoverable through future rates	100	108

Reacquired debt costs	15	13

Other	19	21

	893	887

Net deferred tax liability	$733	$743

Details of the components of income tax expense, a reconciliation of federal income taxes derived from statutory tax rates applied to income from continuing operations for accounting purposes, and details of taxes other than income are:

	2005	2004	2003
Income Tax Expense

Current-Federal	$66	$(33)	$(2)

Current-State	(5)	(40)	3

	61	(73)	1

Deferred-Federal	12	79	22

Deferred-State	(1)	5	(2)

	11	84	20

Investment tax credit, net-federal	(3)	(3)	(3)

Total	$69	$8	$18

Total income tax expense-Federal	$75	$43	$17

Total income tax expense-State	(6)	(35)	1

Total	$69	$8	$18

In 2005, 2004 and 2003, PPL Electric realized tax benefits related to stock-based compensation, recorded as an increase to additional paid-in-capital, which were insignificant.

	2005	2004	2003
Reconciliation of Income Tax Expense

Indicated federal income tax on Income Before Income Taxes at statutory tax rate - 35%	$76	$30	$16

Increase (decrease) due to:

State income taxes	4	(1)	1

Flow-through of depreciation differences not previously normalized	1	1	1

Stranded cost securitization	(7)	(22)

Amortization of investment tax credit	(2)	(2)	(2)

Other	(3)	2	2

	(7)	(22)	2

Total income tax expense	$69	$8	$18

Effective income tax rate	31.9%	9.4%	39.1%

During 2005, PPL Electric recorded a $10 million benefit related to federal and state income tax reserve changes. The $10 million benefit included in the Reconciliation of Income Tax Expense consisted of a $7 million benefit reflected in "Stranded cost securitization," a $2 million state benefit reflected in "State income taxes" and a $1 million federal benefit reflected in "Other."

During 2004, PPL Electric recorded a $20 million benefit related to federal and state income tax reserve changes. The $20 million benefit included in the Reconciliation of Income Tax Expense consisted of a $22 million benefit reflected in "Stranded cost securitization" and a $2 million state benefit reflected in "State income taxes," offset by a $4 million federal provision reflected in "Other."

	2005	2004	2003
Taxes, Other than Income

State gross receipts	$174	$155	$152

State utility realty	6	(10)	3

State capital stock	5	7	10

Property and other			(1)

	$185	$152	$164

PPL Electric had state net operating loss carryforwards that expire in 2024 of approximately $13 million at December 31, 2005. Valuation allowances have been established for the amount that, more likely than not, will not be realized.

(PPL, PPL Energy Supply and PPL Electric)

In October 2004, President Bush signed the American Jobs Creation Act of 2004 (the Act). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. During 2005, PPL and PPL Energy Supply did not repatriate any foreign earned income subject to the Act.

The Act also provides, beginning in 2005, a tax deduction from income for certain qualified domestic production activities. FSP FAS 109-1, "Application of FASB Statement No. 109, 'Accounting for Income Taxes,' to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004," specifies that this tax deduction will be treated as a special deduction and not as a tax rate reduction. For 2005, PPL and PPL Energy Supply recognized a $3 million tax benefit related to this new deduction. Additionally, as the Act specifically excludes the gross receipts from the transmission of electricity from the definition of qualifying domestic production gross receipts, PPL Electric will not receive a tax benefit from this new deduction.

6.  Financial Instruments

(PPL, PPL Energy Supply and PPL Electric)

At December 31, 2005 and 2004, the carrying value of cash and cash equivalents, investments in the nuclear decommissioning trust funds, other investments and short-term debt approximated fair value due to the short-term nature of the instruments, variable interest rates associated with the financial instruments or the carrying value of the instruments being based on established market prices. Price risk management assets and liabilities are recorded at fair value using exchange-traded market quotes, prices obtained through third-party brokers or internally developed price curves. Financial instruments where the carrying amount on the Balance Sheet and the estimated fair value (based on quoted market prices for the securities where available and estimates based on current rates where quoted market prices are not available) are different, are set forth below:

	December 31, 2005		December 31, 2004

	Carrying Amount	Fair Value	Carrying Amount	Fair Value
PPL

Long-term debt	$7,081	$7,585	$7,658	$8,242

Long-term debt with affiliate trust	89	84	89	84

PPL Energy Supply

Long-term debt	$3,951	$4,340	$3,875	$4,227

Long-term debt with affiliate trust	89	84	89	84

PPL Electric

Long-term debt	$2,411	$2,496	$2,544	$2,711

7.  Preferred Stock

(PPL and PPL Electric)

Presented below are the details of PPL Electric's $100 par value cumulative preferred stock, without sinking fund requirements, that were outstanding as of December 31, 2005 and 2004.

Dividend	Outstanding	Issued and Outstanding Shares	Shares Authorized	Optional Redemption Price Per Share at 12/31/2005

4-1/2%	$25	247,524	629,936	$110.00

Series Preferred

3.35%	2	20,605		103.50
4.40%	12	117,676		102.00
4.60%	3	28,614		103.00
6.75%	9	90,770		102.70

Total Series Preferred	26	257,665	10,000,000

Total Preferred Stock	$51	505,189

The involuntary liquidation price of the preferred stock is $100 per share. The optional voluntary liquidation price is the optional redemption price per share in effect, except for the 4-1/2% Preferred Stock and the 6.75% Series Preferred Stock for which such price is $100 per share (plus, in each case, any unpaid dividends in arrears).

Holders of the outstanding preferred stock are entitled to one vote per share on matters on which PPL Electric's shareowners are entitled to vote.

The following are decreases in preferred stock due to the redemption of previously outstanding preferred stock with sinking fund requirements.

	2005		2004		2003
	Shares	Amount	Shares	Amount	Shares	Amount
Series Preferred
6.125%					(167,500)	$(17)
6.15%					(97,500)	(10)
6.33%					(46,000)	(4)

PPL Electric is authorized to issue 5 million shares of preference stock. No preference stock had been issued or was outstanding at December 31, 2005.

(PPL)

PPL is authorized to issue up to 10 million shares of preferred stock. No preferred stock had been issued or was outstanding at December 31, 2005.

8.  Credit Arrangements and Financing Activities

Credit Arrangements

(PPL and PPL Electric)

PPL Electric maintains credit facilities in order to enhance liquidity and provide credit support, and as a backstop to its commercial paper program. At December 31, 2005, no cash borrowings were outstanding under any PPL Electric credit facilities.

In June 2005, PPL Electric extended to June 2010 its $200 million five-year facility originally set to expire in 2009. PPL Electric also maintains a $100 million three-year credit facility maturing in June 2006. PPL Electric has the ability to cause the lenders under its facilities to issue letters of credit. At December 31, 2005, PPL Electric had less than $1 million of letters of credit outstanding under its credit facilities.

PPL Electric maintains a commercial paper program for up to $200 million to provide it with an additional financing source to fund its short-term liquidity needs, if and when necessary. Commercial paper issuances are supported by certain credit agreements of PPL Electric. PPL Electric had no commercial paper outstanding at December 31, 2005 and 2004.

PPL Electric participates in an asset-backed commercial paper program through which PPL Electric obtains financing by selling and contributing its eligible accounts receivable and unbilled revenue to a special purpose, wholly owned subsidiary on an ongoing basis. The subsidiary has pledged these assets to secure loans from a commercial paper conduit sponsored by a financial institution. PPL Electric uses the proceeds from the credit agreement for general corporate purposes and to cash collateralize letters of credit. The subsidiary's borrowing limit under this credit agreement is $150 million, and interest under the credit agreement varies based on the commercial paper conduit's actual cost to issue commercial paper that supports the debt. At December 31, 2005 and 2004, $131 million and $96 million of accounts receivable and $142 million and $128 million of unbilled revenue were pledged under the credit agreement. At December 31, 2005 and 2004, there was $42 million of short-term debt outstanding under the credit agreement at an interest rate of 4.3% for 2005 and 2.33% for 2004, all of which was being used to cash collateralize letters of credit issued on PPL Electric's behalf. At December 31, 2005, based on the accounts receivable and unbilled revenue pledged, an additional $108 million was available for borrowing. The funds used to cash collateralize the letters of credit are reported in "Restricted cash" on the Balance Sheet. PPL Electric's sale to its subsidiary of the accounts receivable and unbilled revenue is an absolute sale of the assets, and PPL Electric does not retain an interest in these assets. However, for financial reporting purposes, the subsidiary's financial results are consolidated in PPL Electric's financial statements. PPL Electric performs certain record-keeping and cash collection functions with respect to the assets in return for a servicing fee from the subsidiary. PPL Electric currently expects the subsidiary to renew the credit agreement on an annual basis.

(PPL and PPL Energy Supply)

PPL Energy Supply maintains credit facilities in order to enhance liquidity and provide credit support, and as a backstop to its commercial paper program. PPL Energy Supply increased its facility capacity in 2005 in order to provide more liquidity capacity.

In March 2005, PPL Energy Supply entered into a 364-day reimbursement agreement with a bank for the purpose of issuing letters of credit. Under the agreement, PPL Energy Supply can cause the bank to issue up to $200 million of letters of credit. At December 31, 2005, there were $199 million of letters of credit and no cash borrowings outstanding under this agreement.

In June 2005, PPL Energy Supply extended to June 2010 its $800 million five-year facility originally set to expire in 2009 and entered into a new $600 million five-year credit facility expiring in June 2010, which replaced its $300 million three-year facility due to expire in 2006. PPL Energy Supply has the ability to cause the lenders under these facilities to issue letters of credit. At December 31, 2005, PPL Energy Supply had $172 million of letters of credit and no cash borrowings outstanding under these credit facilities.

In December 2005, PPL Energy Supply entered into a new $500 million five-year credit facility expiring in December 2010. The credit agreement allows for cash borrowings and issuances of letters of credit. PPL Energy Supply expects that this facility will be used primarily as a commercial paper backstop and for issuing letters of credit to satisfy collateral requirements of PPL Energy Supply's affiliates. At December 31, 2005, no cash borrowings or letters of credit were outstanding under this facility.

Also, in December 2005, PPL Energy Supply entered into a new $300 million five-year letter of credit and revolving credit facility expiring in March 2011. The credit agreement allows for cash borrowings and issuances of letters of credit. PPL Energy Supply expects that this facility will be used primarily for issuing letters of credit to satisfy collateral requirements of PPL Energy Supply's affiliates. At December 31, 2005, there were no cash borrowings and $286 million of letters of credit outstanding under this facility. PPL Energy Supply's obligations under this facility are supported by a $300 million letter of credit issued on PPL Energy Supply's behalf under a separate $300 million five-year letter of credit and reimbursement agreement also expiring in March 2011.

PPL Energy Supply maintains a commercial paper program for up to $500 million to provide it with an additional financing source to fund its short-term liquidity needs, if and when necessary. Commercial paper issuances are supported by certain credit arrangements of PPL Energy Supply. PPL Energy Supply had $100 million of commercial paper outstanding at December 31, 2005 with a weighted-average interest rate of 4.51% and no commercial paper outstanding at December 31, 2004.

WPD (South West) maintains three committed credit facilities: a £100 million 364-day facility, a £150 million three-year facility and a £150 million five-year facility. In October 2005, WPD (South West) extended the £100 million 364-day facility until October 2006 and the £150 million three-year facility until October 2008. The £150 million five-year facility expires in October 2009. At December 31, 2005, WPD (South West) also has uncommitted credit facilities of £65 million. The balance outstanding under the WPD (South West) credit facilities at December 31, 2005, was £41 million (approximately $71 million at current exchange rates) with a weighted-average interest rate of 4.98% .

(PPL, PPL Energy Supply and PPL Electric)

In 2001, PPL Electric completed a strategic initiative to confirm its legal separation from PPL and PPL's other affiliated companies. This initiative was designed to enable PPL Electric to substantially reduce its exposure to volatility in energy prices and supply risks through 2009 and to reduce its business and financial risk profile by, among other things, limiting its business activities to the transmission and distribution of electricity and businesses related to or arising out of the electric transmission and distribution businesses. In connection with this initiative, PPL Electric:

•	obtained long-term electric supply contracts to meet its PLR obligations (with its affiliate PPL EnergyPlus) through 2009, as further described in Note 15 under "PLR Contracts";
•	agreed to limit its businesses to electric transmission and distribution and related activities;
•
adopted amendments to its Articles of Incorporation and Bylaws containing corporate governance and operating provisions designed to clarify and reinforce its legal and corporate separateness from PPL and its other affiliated companies;

•
appointed an independent director to its board of directors and required the unanimous approval of the board of directors, including the consent of the independent director, to amendments to these corporate governance and operating provisions or to the commencement of any insolvency proceedings, including any filing of a voluntary petition in bankruptcy or other similar actions; and

•
appointed an independent compliance administrator to review, on a semi-annual basis, its compliance with the corporate governance and operating requirements contained in its Articles of Incorporation and Bylaws.

The enhancements to PPL Electric's legal separation from its affiliates are intended to minimize the risk that a court would order PPL Electric's assets and liabilities to be substantively consolidated with those of PPL or another affiliate of PPL in the event that PPL or another PPL affiliate were to become a debtor in a bankruptcy case. Based on these various measures, PPL Electric was able to issue and maintain a higher level of debt and use it to replace higher cost equity, thereby maintaining a lower total cost of capital. Nevertheless, if PPL or another PPL affiliate were to become a debtor in a bankruptcy case, there can be no assurance that a court would not order PPL Electric's assets and liabilities to be consolidated with those of PPL or such other PPL affiliate.

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

In July 2005, PPL Capital Funding retired $142 million of its 7.29% Subordinated Notes due May 2006 at a market value of $145 million. PPL recorded a loss of $3 million related to this transaction in 2005.

PPL Capital Funding retired all $10 million of its 6.17% Medium-term Notes due September 2005 and retired all $20 million of its 6.39% Medium-term Notes due October 2005 upon maturity.

(PPL and PPL Energy Supply)

In December 2004, WPD borrowed £108 million (approximately $208 million at December 2004 exchange rates) under its credit facilities to retire $178 million of 6.75% Unsecured Bonds due December 2004 and settle the related $30 million cross-currency swap. The total amount is included on the Statement of Cash Flows as "Retirement of long-term debt." This bond retirement was recorded in 2005, due to the one-month reporting lag.

In October 2005, PPL Energy Supply issued $300 million aggregate principal amount of 5.70% REset Put Securities due 2035 (REPSSM). The REPS bear interest at a rate of 5.70% per annum to, but excluding, October 15, 2015 (Remarketing Date). The REPS are required to be put by existing holders on the Remarketing Date either for (a) purchase and remarketing by a designated remarketing dealer, or (b) repurchase by PPL Energy Supply. If the remarketing dealer elects to purchase the REPS for remarketing, it will purchase the REPS at 100% of the principal amount, and the REPS will bear interest on and after the Remarketing Date at a new fixed rate per annum determined in the remarketing. PPL Energy Supply has the right to terminate the remarketing process. If the remarketing is terminated at the option of PPL Energy Supply, or under certain other circumstances, including the occurrence of an event of default by PPL Energy Supply under the related indenture or a failed remarketing for certain specified reasons, PPL Energy Supply will be required to pay the remarketing dealer a settlement amount. The settlement amount will be the present value of an annuity equal to the positive difference, if any, between (a) a stream of interest payments that would have been due on the REPS after the Remarketing Date, assuming the REPS were to bear interest at a rate based on the 20-year swap rate in effect on October 20, 2005, and (b) a stream of interest payments that would have been due on the REPS after the Remarketing Date, assuming the REPS were to bear interest at a rate based on the 20-year swap rate in effect on the date of calculation of the settlement amount. Also, if the remarketing is terminated for any reason, PPL Energy Supply must repurchase the entire principal amount of the REPS on the Remarketing Date at 100% of the principal amount. PPL Energy Supply received net proceeds of approximately $311 million from the issuance of the REPS, which includes a premium of approximately $13 million, associated with the remarketing feature. These proceeds will be used by PPL Energy Supply's affiliates to repay indebtedness and by PPL Energy Supply for capital expenditures and/or general corporate purposes.

In November 2005, Emel entered into a contract that established the fixed terms under which Emel will borrow UF 2,535,000 (approximately $73 million at current exchange rates) in July 2006 to partially finance the UF 3 million bond maturity due August 1, 2006. Any borrowing will be recorded when drawn.

The terms of PPL Energy Supply's 2.625% Convertible Senior Notes due 2023 include a market price trigger that permits holders to convert the notes during any fiscal quarter if the closing sale price of PPL's common stock exceeds $29.83 for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter. This market price trigger was met in the third quarter of 2005. Therefore, holders of the Convertible Senior Notes were entitled to convert their notes at any time during the fourth quarter of 2005. As discussed in Note 4, when holders elect to convert the Convertible Senior Notes, PPL Energy Supply is required to settle the principal amount in cash and any conversion premium in cash or PPL common stock. In December 2005, an insignificant amount of bonds was presented for conversion and settled in January 2006 with the issuance of PPL common stock and the payment by PPL Energy Supply of an insignificant amount of cash. As a result of the market price trigger being met in the third quarter, PPL Energy Supply wrote-off $6 million of unamortized debt issuance costs during 2005, which is included in "Interest Expense" on the Statement of Income. The market price trigger was not met in the fourth quarter of 2005.

In 2005, PPL Energy Supply repaid its $495 million note payable to an affiliate. PPL Energy Supply may still reborrow up to $650 million under the note until maturity of the note in May 2006, with interest payable monthly in arrears at LIBOR plus 1%.

During 2005, PPL Energy Supply distributed $278 million to its parent company and received capital contributions of $50 million.

(PPL and PPL Electric)

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

In April 2005, PPL Electric retired all $69 million of its 6-1/2% First Mortgage Bonds due April 2005 upon maturity.

In December 2005, PPL Electric sold $200 million of Senior Secured Bonds to certain institutional buyers in a private placement. The bonds were issued in two tranches: $100 million of bonds maturing in December 2015 with a coupon of 4.95%, and $100 million of bonds maturing in December 2020 with a coupon of 5.15%. PPL Electric will use the proceeds from the bonds to refund maturing First Mortgage Bonds.

During 2005, PPL Transition Bond Company made principal payments on transition bonds of $266 million.

During 2005, PPL Electric paid common dividends of $93 million to PPL.

Dividends and Dividend Restrictions

(PPL)

There were two common stock dividend increases in 2005. In February 2005, PPL announced an increase to its quarterly common stock dividend to 23 cents per share (equivalent to $0.92 per annum) and in August 2005, PPL announced an increase, effective October 1, 2005, to 25 cents per share (equivalent to $1.00 per annum). In February 2006, PPL announced an increase to its quarterly common stock dividend, payable April 1, 2006, to 27.5 cents per share (equivalent to $1.10 per annum). Future dividends, declared at the discretion of the Board of Directors, will be dependent upon future earnings, cash flows, financial requirements and other factors.

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

Mandatorily Redeemable Securities (PPL, PPL Energy Supply and PPL Electric)

On July 1, 2003, PPL adopted the provisions of SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." As a result, PPL changed its classification of the trust preferred securities of PPL Capital Funding Trust I, which were issued as a component of the PEPS Units, PPL Energy Supply changed its classification of the trust preferred securities issued by SIUK Capital Trust I and PPL Electric changed its classification of its preferred stock with sinking fund requirements. Under SFAS 150, these securities were required to be classified as liabilities instead of "mezzanine" equity on the balance sheet because they were considered mandatorily redeemable securities. As of December 31, 2005 and 2004, no amounts were included in long-term debt for any of these securities because of the following: PPL deconsolidated PPL Capital Funding Trust I in accordance with FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," effective December 31, 2003, and terminated the trust in 2004; PPL Energy Supply deconsolidated SIUK Capital Trust I in accordance with FIN 46, effective December 31, 2003; and there was no preferred stock with sinking fund requirements of PPL Electric outstanding (due to preferred stock redemptions). See Note 22 for a discussion of the deconsolidation of the trusts. As a result of the deconsolidation and continued existence of SIUK Capital Trust I, the subordinated debt securities that support the SIUK Capital Trust I preferred securities, rather than the trust preferred securities themselves, are reflected in long-term debt as of December 31, 2005 and 2004.

SFAS 150 also required the distributions on these mandatorily redeemable securities to be included as a component of "Interest Expense" instead of "Distributions on Preferred Securities" in the Statement of Income, effective July 1, 2003. "Interest Expense" for 2003 includes distributions on these securities totaling $27 million for PPL, $5 million for PPL Energy Supply and an insignificant amount for PPL Electric. "Distributions on Preferred Securities" for 2003 includes distributions on these securities totaling $27 million for PPL, $5 million for PPL Energy Supply and $1 million for PPL Electric. As a result of the adoption of FIN 46 by PPL and PPL Energy Supply and the redemption of the preferred stock with sinking fund requirements by PPL Electric, no amounts are reflected in "Interest Expense" for these mandatorily redeemable securities in 2005 and 2004.

9.  Acquisitions, Development and Divestitures

From time to time, PPL and its subsidiaries are involved in negotiations with third parties regarding acquisitions and dispositions of businesses and assets, joint ventures and development projects. Any such transactions may impact future financial results.

Domestic Generation Projects (PPL and PPL Energy Supply)

In January 2003, PPL announced that it had decided not to proceed with development of a 300 MW project at the Kings Park site on Long Island, New York. In March 2003, PPL Global sold its interest in Kings Park Energy, LLC. At that time, six unassigned gas combustion turbine generators and other related equipment to be used at the Kings Park site were transferred to PPL Generation and retained as spare parts.

In November 2003, PPL Generation sold four of the six spare gas combustion turbine generators and related equipment for approximately $33 million. The pre-tax loss on the sale of approximately $3 million is included in "Other Income - net" on the Statement of Income in 2003. In 2004, a subsidiary of PPL Generation sold the remaining two spare gas combustion turbine generators and related equipment for approximately $18 million. The net loss from these two sales was insignificant.

In 2004, PPL Maine entered into an agreement with a coalition of government agencies and private groups to sell three of its nine hydroelectric dams in Maine. Under the agreement, a non-profit organization designated by the coalition would have a five-year option to purchase the dams for approximately $25 million, and PPL Maine would receive rights to increase energy output at its other hydroelectric dams in Maine. The coalition has announced plans to remove or bypass the dams subject to the agreement in order to restore runs of Atlantic salmon and other migratory fish to the Penobscot River. The agreement requires several approvals by the FERC. Certain of these regulatory approvals have been obtained, but PPL cannot predict whether or when all of them will be obtained.

International Energy Projects (PPL and PPL Energy Supply)

Sale of CEMAR

In June 2002, PPL made a decision to exit its CEMAR investment after a series of impairment losses were recorded. At that time, PPL Global's remaining portion of its CEMAR investment was written-off.

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

Sale of CGE

In March 2004, PPL Global completed the sale of its minority interest in shares of CGE for approximately $123 million. The sale resulted in a pre-tax charge of approximately $15 million ($7 million after tax), which is included in operating expenses as "Energy-related businesses" on the Statement of Income. This charge was due to the write-off of the associated cumulative translation adjustment, primarily as a result of the devaluation of the Chilean peso since the original acquisition in 2000.

Other Sales

In 2003, a subsidiary of WPD sold certain Hyder properties. PPL Global received approximately $17 million from the sales, and recorded a pre-tax gain of approximately $2 million. This gain is included in "Other Income - net" on the Statement of Income.

In January 2006, PPL Global executed an agreement for the sale of its minority interest in Aguaytia Energy, LLC, a combined generating and natural gas facility in Peru.

Discontinued Operations (PPL and PPL Energy Supply)

Sale of Sundance Plant

In May 2005, a subsidiary of PPL Generation completed the sale of its 450 MW Sundance power plant located in Pinal County, Arizona, to Arizona Public Service Company for approximately $190 million in cash. Proceeds from the sale were used to reduce PPL's and PPL Energy Supply's outstanding debt and improve liquidity. The book value of the plant was approximately $260 million on the sale date. PPL and PPL Energy Supply recorded a loss on the sale in May 2005 of approximately $47 million, or $0.12 per share for PPL, net of a tax benefit of $26 million. The loss on the sale is reflected as "Loss from Discontinued Operations," along with operating losses of the Sundance plant of $4 million, $13 million, and $14 million in 2005, 2004 and 2003. The 2003 operating loss excludes a charge of $9 million due to a cumulative effect of a change in accounting principle discussed in Note 22. At December 31, 2004, the Sundance plant had a book value of $263 million, which was recorded in "Electric plant in service - Generation" on the Balance Sheet. The plant had been included in the total assets of the Supply segment prior to the sale.

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

In June 2004, PPL Global sold this investment to local management for a nominal amount. The operating results of the Latin American telecommunications company, which was a loss of approximately $2 million in 2004 and 2003, as well as the write-down of its net assets, which was an insignificant amount in 2004 and approximately $18 million in 2003, are reflected as "Loss from Discontinued Operations" on the Statement of Income.

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

In June 2004, a PPL subsidiary evaluated its investment in a technology supplier for impairment. As a result of the evaluation, the subsidiary recorded a pre-tax impairment charge of approximately $10 million ($6 million after tax), which is included in "Other Income - net" on the Statement of Income.

10.  Leases

Colstrip Generating Plant (PPL and PPL Energy Supply)

PPL Montana leases a 50% interest in Colstrip Units 1 and 2 and a 30% interest in Unit 3, under four 36-year non-cancelable operating leases. These leases provide two renewal options based on the economic useful life of the generation assets. PPL Montana is required to pay all expenses associated with the operations of the generation units. The leases place certain restrictions on PPL Montana's ability to incur additional debt, sell assets and declare dividends and require PPL Montana to maintain certain financial ratios related to cash flow and net worth. There are no residual value guarantees in these leases. However, upon an event of default or an event of loss, the lessee could be required to pay a termination value of amounts sufficient to allow the lessor to repay amounts owing on the lessor notes and make the lessor whole for its equity investment and anticipated return on investment. The events of default include payment defaults, breaches of representations or covenants, acceleration of other indebtedness of PPL Montana, change in control of PPL Montana and certain bankruptcy events. The termination value was estimated to be $637 million at December 31, 2005.

Other Leases

(PPL, PPL Energy Supply and PPL Electric)

PPL and its subsidiaries have leases for vehicles, office space, land, buildings, personal computers and other equipment. The following rental expense for all operating leases, including the Colstrip generating plant, was primarily included in "Operation and maintenance" on the Statement of Income.

	PPL	PPL Energy Supply	PPL Electric

2005	$68	$44	$23

2004	65	44	21

2003	85	63	21

Total future minimum rental payments for all operating leases, including those with cancelable terms but covered by residual value guarantees, are estimated to be:

	PPL	PPL Energy Supply	PPL Electric

2006	$77	$61	$14

2007	68	56	11

2008	66	56	9

2009	63	55	7

2010	61	55	5

Thereafter	423	412	8

	$758	$695	$54

(PPL)

In connection with the acquisition of the fiber optic network discussed in Note 9, a subsidiary of PPL Telcom assumed a capital lease obligation through 2020 for the right to use portions of the fiber optic network. The balance outstanding at December 31, 2005 and 2004 was $11 million. Total future minimum rental payments for this capital lease are estimated at $1 million for each of the years from 2006 through 2010, and $12 million thereafter.

11.  Stock-Based Compensation

(PPL, PPL Energy Supply and PPL Electric)

Under the PPL Incentive Compensation Plan (ICP) and the Incentive Compensation Plan for Key Employees (ICPKE) (together, the Plans), restricted shares of PPL common stock, restricted stock units and stock options may be granted to officers and other key employees of PPL, PPL Energy Supply, PPL Electric and other affiliated companies. Awards under the Plans are made by the Compensation and Corporate Governance Committee (CCGC) of the PPL Board of Directors, in the case of the ICP, and by the PPL Corporate Leadership Council (CLC), in the case of the ICPKE. The ICP limits the total number of awards that may be granted under it after April 23, 1999, to 15,769,430 awards, or 5% of the total shares of common stock that were outstanding at April 23, 1999. The ICPKE limits the total number of awards that may be granted under it after April 25, 2003, to 16,573,608 awards, or 5% of the total shares of common stock that were outstanding at January 1, 2003, reduced by outstanding awards for which common stock was not yet issued as of April 25, 2003. In addition, each Plan limits the number of shares available for awards in any calendar year to 2% of the outstanding common stock of PPL on the first day of such calendar year. The maximum number of options that can be awarded under each Plan to any single eligible employee in any calendar year is three million shares. Any portion of these options that has not been granted may be carried over and used in any subsequent year. If any award lapses, is forfeited or the rights of the participant terminate, the shares of common stock underlying such an award are again available for grant. Shares delivered under the Plans may be in the form of authorized and unissued common stock, common stock held in treasury by PPL or common stock purchased on the open market (including private purchases) in accordance with applicable securities laws.

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

Restricted Stock Units

The Plans allow for the grant of restricted stock units. Restricted stock units are awards based on the fair market value of PPL common stock. Actual PPL common shares will be issued upon completion of a restriction or vesting period as determined by the CCGC in the case of the ICP, and the CLC in the case of the ICPKE. Recipients of restricted stock units may also be granted the right to receive dividend equivalents through the end of the restriction period or until the award is forfeited. Restricted stock units are subject to forfeiture or accelerated payout under the Plan provisions for termination, retirement, disability and death of employees. Restricted stock units vest fully if control of PPL changes, as defined by the Plans.

A summary of restricted stock/unit grants follows.

	Restricted Shares Granted	Weighted Average Fair Value	Restricted Units Granted	Weighted Average Fair Value
2005
PPL			509,105	$27.08
PPL Energy Supply			191,065	$27.27
PPL Electric			44,880	$27.11

2004
PPL			466,110	$23.03
PPL Energy Supply			187,870	$23.14
PPL Electric			43,080	$23.13

2003
PPL	84,180	$18.12	279,464	$17.55
PPL Energy Supply	20,220	$18.12	154,612	$17.56
PPL Electric	5,700	$18.12	42,340	$17.54

At December 31, 2005, PPL had 417,740 restricted shares and 1,139,383 restricted units outstanding. These awards currently vest from three to 25 years from the date of grant.

Compensation expense related to restricted stock and restricted stock unit awards was $18 million, $6 million and $5 million for PPL for 2005, 2004 and 2003.

Compensation expense related to restricted stock and restricted stock unit awards for PPL Energy Supply in 2005, 2004 and 2003 was $13 million, $5 million and $4 million.

Compensation expense related to restricted stock and restricted stock unit awards for PPL Electric was $4 million for 2005 and $1 million for 2004 and 2003.

Compensation expense for 2005 included an adjustment to record accelerated recognition of expense for employees at or near retirement age. See Note 1 for additional details.

Stock Options (PPL, PPL Energy Supply and PPL Electric)

Under the Plans, stock options may also be granted with an option exercise price per share not less than the fair market value of PPL's common stock on the date of grant. The options are exercisable beginning one year after the date of grant, assuming the individual is still employed by PPL or a subsidiary, in installments as determined by the CCGC in the case of the ICP, and the CLC in the case of the ICPKE. Options outstanding at December 31, 2005, become exercisable over a three-year period from the date of grant in equal installments. The CCGC and CLC have discretion to accelerate the exercisability of the options, except that the exercisability of an option issued under the ICP may not be accelerated unless the individual remains employed by PPL or a subsidiary for one year from the date of grant. All options expire no later than ten years from the grant date. The options become exercisable immediately if control of PPL changes, as defined by the Plans.

PPL recorded compensation expense related to stock options of $12 million, $6 million and $3 million for 2005, 2004 and 2003.

PPL Energy Supply recorded compensation expense related to stock options of $8 million, $4 million and $2 million for 2005, 2004 and 2003.

PPL Electric recorded compensation expense related to stock options of $3 million, $2 million and $1 million for 2005, 2004 and 2003.

Compensation expense for 2005 included an adjustment to record accelerated recognition of expense for employees at or near retirement age. See Note 1 for additional details.

A summary of stock option activity follows.

	2005		2004		2003

	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
PPL

Outstanding at beginning of year	5,961,950	$19.42	5,824,516	$17.78	6,017,370	$16.05

Granted	1,607,140	26.66	1,520,880	22.59	1,632,220	18.12
Exercised	(1,983,018)	18.56	(1,307,306)	15.70	(1,721,830)	12.05
Forfeited			(76,140)	21.37	(103,244)	17.66

Outstanding at end of year	5,586,072	21.81	5,961,950	19.42	5,824,516	17.78

Options exercisable at end of year	2,741,033	19.36	3,100,674	18.77	2,708,150	17.32

Weighted-average fair value of options granted	$3.99		$6.16		$5.96

PPL Energy Supply

Outstanding at beginning of year	1,369,702	19.42	1,729,764	18.07	1,807,098	16.39

Granted	446,180	26.66	406,320	22.59	533,520	18.12
Transferred	(130,440)	20.07	(193,126)	17.69
Exercised	(459,940)	20.11	(523,996)	17.96	(507,610)	12.21
Forfeited			(49,260)	20.71	(103,244)	17.66

Outstanding at end of year	1,225,502	21.72	1,369,702	19.42	1,729,764	18.07

Options exercisable at end of year	519,209	18.22	587,050	18.55	732,418	17.95

Weighted-average fair value of options granted	$3.99		$6.16		$5.96

PPL Electric

Outstanding at beginning of year	463,760	20.04	452,386	18.71	464,752	17.20

Granted	85,680	26.66	96,360	22.59	133,260	18.12
Transferred					6,228	13.42
Exercised	(264,068)	19.05	(84,986)	17.06	(151,854)	13.34

Outstanding at end of year	285,372	22.95	463,760	20.04	452,386	18.71

Options exercisable at end of year	135,414	21.29	343,654	19.83	174,976	19.88

Weighted-average fair value of options granted	$3.99		$6.16		$5.96

The estimated fair value of each option granted was calculated using a Black-Scholes option-pricing model. The weighted average assumptions used in the model were:

	2005	2004	2003

Risk-free interest rate	4.09%	3.79%	3.81%

Expected option life	7.00 yrs.	7.47 yrs.	7.75 yrs.

Expected stock volatility	18.09%	32.79%	39.94%

Dividend yield	3.88%	3.51%	3.48%

The following tables summarize information about stock options at December 31, 2005.

PPL
	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted- Avg. Remaining Contractual Life	Weighted- Avg. Exercise Price	Number Exercisable	Weighted- Avg. Exercise Price

$9.00-$14.99	99,600	3.7	$12.25	99,600	$12.25

$15.00-$19.99	1,719,420	6.6	17.54	1,286,568	17.35

$20.00-$24.99	2,194,612	6.6	22.10	1,354,865	21.80

$25.00-$29.99	1,572,440	9.1	26.66

Total options outstanding had a weighted-average remaining life of 7.2 years at December 31, 2005.

PPL Energy Supply
	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted- Avg. Remaining Contractual Life	Weighted- Avg. Exercise Price	Number Exercisable	Weighted- Avg. Exercise Price

$9.00-$14.99	79,980	3.8	$11.96	79,980	$11.96

$15.00-$19.99	346,020	6.7	17.58	241,694	17.35

$20.00-$24.99	388,022	6.9	22.20	197,535	21.81

$25.00-$29.99	411,480	9.1	26.66

Total options outstanding had a weighted-average remaining life of 7.3 years at December 31, 2005.

PPL Electric
	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted- Avg. Remaining Contractual Life	Weighted- Avg. Exercise Price	Number Exercisable	Weighted- Avg. Exercise Price

$15.00-$19.99	31,760	7.1	$18.12	15,987	$18.12

$20.00-$24.99	167,932	6.2	21.97	119,427	21.71

$25.00-$29.99	85,680	9.1	26.66

Total options outstanding had a weighted-average remaining life of 7.1 years at December 31, 2005.

Directors Stock Units (PPL)

Under the Directors Deferred Compensation Plan, stock units are used to compensate members of PPL's Board of Directors who are not employees of PPL. Such stock units represent shares of PPL's common stock to which board members are entitled after they cease serving as a member of the Board of Directors. Board members are also entitled to defer any or all of their cash compensation into stock units. The stock unit accounts of each board member are increased based on dividends paid or other distributions on PPL's common stock. There were 273,775 stock units outstanding at December 31, 2005. Compensation expense was $2 million for 2005 and insignificant for 2004 and 2003.

Stock Appreciation Rights (PPL and PPL Energy Supply)

WPD uses stock appreciation rights to compensate senior management employees. Stock appreciation rights are granted with a reference price to PPL's common stock at the date of grant. These awards vest over a three-year period and have a 10-year term, during which time employees are entitled to receive a cash payment of any appreciation in the price of PPL's common stock over the grant date value. At December 31, 2005, there were 294,060 stock appreciation rights outstanding. Compensation expense for all periods reported was insignificant.

12.  Retirement and Postemployment Benefits

(PPL, PPL Energy Supply and PPL Electric)

Pension and Other Postretirement Benefits

PPL and certain of its subsidiaries sponsor various pension and other postretirement and postemployment benefit plans. PPL follows the guidance of SFAS 87, "Employers' Accounting for Pensions," and SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and SFAS 112, "Employers Accounting for Postemployment Benefits," when accounting for these benefits.

The majority of PPL's domestic employees are eligible for pension benefits under non-contributory defined benefit pension plans with benefits based on length of service and final average pay, as defined by the plans. Employees of PPL Montana are eligible for pension benefits under a cash balance pension plan and employees of certain of PPL's mechanical contracting companies are eligible for benefits under multi-employer plans sponsored by various unions. The employees of PPL's U.K. subsidiary, WPD, are eligible for benefits from one pension scheme with benefits based on length of service and final average pay. Retirees of PPL's Latin American subsidiaries may be eligible for coverage under government-sponsored and administered programs.

PPL and certain of its subsidiaries also provide supplemental retirement benefits to directors, executives and other key management employees through unfunded nonqualified retirement plans.

The majority of employees of PPL's domestic subsidiaries will become eligible for certain health care and life insurance benefits upon retirement through contributory plans. Postretirement benefits under the PPL Retiree Health Plan and PPL Gas Retiree Health Plan are paid from funded VEBA trusts sponsored by the respective companies. Postretirement benefits under the PPL Montana Retiree Health Plan are paid from company assets.

The following disclosures distinguish between PPL's domestic and international pension plans.

PPL uses a December 31 measurement date for its domestic pension and other postretirement benefit plans and its international pension plans.

Net periodic pension and other postretirement benefit costs (credits) were:

	Pension Benefits

	Domestic			International			Other Postretirement Benefits

	2005	2004	2003	2005	2004	2003	2005	2004	2003
PPL

Service cost	$56	$49	$42	$17	$15	$14	$7	$6	$7

Interest cost	114	112	105	150	139	124	26	29	31

Expected return on plan assets	(158)	(151)	(143)	(202)	(205)	(188)	(19)	(17)	(13)

Net amortization and deferral	13	4	(6)	34	11	4	16	19	25

Net periodic pension and postretirement costs (credits) prior to special termination benefits	25	14	(2)	(1)	(40)	(46)	30	37	50

Special termination benefits (a)			9	5

Net periodic pension and postretirement benefit costs (credits)	$25	$14	$7	$4	$(40)	$(46)	$30	$37	$50

PPL Energy Supply

Service cost	$4	$3	$3	$17	$15	$14

Interest cost	4	4	4	150	139	124	$1	$1	$1

Expected return on plan assets	(6)	(5)	(4)	(202)	(205)	(188)

Net amortization and deferral	1	1	1	34	11	4

Net periodic pension and postretirement costs (credits) prior to special termination benefits	3	3	4	(1)	(40)	(46)	1	1	1

Special termination benefits (a)				5

Net periodic pension and postretirement benefit costs (credits)	$3	$3	$4	$4	$(40)	$(46)	$1	$1	$1

(a)	The $9 million cost of special termination benefits for 2003 was the final cost recorded to complete PPL's 2002 workforce reduction program. See Note 20 for additional information.

The $5 million cost of special termination benefits for 2005 was related to the WPD approved staff reduction plan as a result of the merger of its two control rooms, metering reorganization and other staff efficiencies. Additional pension costs were recognized due to early retirement and pension enhancement provisions granted to the employees.

Net periodic pension and other postretirement benefits costs charged (credited) to operating expense, excluding amounts charged to construction and other non-expense accounts, were:

	Pension Benefits

	Domestic			International			Other Postretirement Benefits

	2005	2004	2003	2005	2004	2003	2005	2004	2003

PPL (a)	$21	$12	$(2)	$4	$(36)	$(40)	$26	$31	$43

PPL Energy Supply (b)	10	6	2	4	(36)	(40)	11	12	14

PPL Electric (a) (c)	4	1	(4)				7	9	20

(a)
The domestic amount for 2003 excludes the $9 million cost of special termination benefits, which are included separately on the Statement of Income, within the "Workforce reduction" charge for that year.

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

The following assumptions were used in the valuation of the benefit obligations at December 31 and determination of net periodic benefit cost for the years ended December 31.

	Pension Benefits

	Domestic			International			Other Postretirement Benefits

	2005	2004	2003	2005	2004	2003	2005	2004	2003

PPL and PPL Energy Supply

Discount rate
- obligations
PPL	5.70%	5.75%	6.25%	4.75%	5.50%	5.50%	5.70%	5.75%	6.25%
PPL Energy Supply	5.70%	5.75%	6.25%	4.75%	5.50%	5.50%	5.55%	5.75%	6.25%
- cost
PPL	5.75%	6.25%	6.75%	5.50%	5.50%	5.75%	5.75%	6.25%	6.75%
PPL Energy Supply	5.75%	6.25%	6.75%	5.50%	5.50%	5.75%	5.75%	6.25%	6.75%

Rate of compensation increase
- obligations	4.75%	4.00%	4.00%	3.75%	3.75%	3.75%	4.75%	4.00%	4.00%
- cost	4.00%	4.00%	4.00%	3.75%	3.75%	3.75%	4.00%	4.00%	4.00%

Expected return on plan assets
- obligations
PPL (a)	8.50%	8.75%	8.75%	8.09%	8.30%	8.30%	8.00%	7.90%	7.80%
PPL Energy Supply (a)	8.22%	8.36%	8.75%	8.09%	8.30%	8.30%	N/A	N/A	N/A
- cost
PPL (a)	8.75%	8.75%	8.75%	8.30%	8.30%	8.31%	7.90%	7.80%	7.80%
PPL Energy Supply (a)	8.36%	8.75%	8.75%	8.30%	8.30%	8.31%	N/A	N/A	N/A

(a)	The expected return on plan assets for PPL's and PPL Energy Supply's Domestic Pension Plans includes a 25 basis point reduction for management fees.

	Assumed Health Care Cost Trend Rates at December 31,

	2005	2004	2003

PPL and PPL Energy Supply

Health care cost trend rate assumed for next year
- obligations	10.0%	10.0%	11.0%
- cost	10.0%	11.0%	12.0%

Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)
- obligations	5.5%	5.0%	5.0%
- cost	5.0%	5.0%	5.0%

Year that the rate reaches the ultimate trend rate
- obligations	2011	2010	2010
- cost	2010	2010	2010

A one-percentage point change in the assumed health care costs trend rate assumption would have the following effects in 2005.

	One Percentage Point

	Increase	Decrease
PPL
Effect on service cost and interest cost components	$1	$(1)

Effect on postretirement benefit obligation	14	(12)

PPL Energy Supply
Effect on service cost and interest cost components	-	-

Effect on postretirement benefit obligation	1	(1)

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

(PPL)

The funded status of the PPL plans was as follows.

	Pension Benefits

	Domestic		International		Other Postretirement Benefits

	2005	2004	2005	2004	2005	2004
Change in Benefit Obligation

Benefit Obligation, January 1	$1,969	$1,772	$2,931	$2,474	$485	$512

Service cost	56	49	17	15	7	6

Interest cost	114	112	150	139	26	29

Participant contributions			6	5	7	4

Plan amendments	1		5		16	(47)

Actuarial loss	87	115	233	180	11	17

Special termination benefits			5

Actual expense paid		(1)

Net benefits paid	(80)	(78)	(165)	(160)	(34)	(36)

Currency conversion			(291)	278

Benefit Obligation, December 31	2,147	1,969	2,891	2,931	518	485

Change in Plan Assets

Plan assets at fair value, January 1	1,767	1,653	2,483	2,164	249	219

Actual return on plan assets	191	184	427	232	11	20

Employer contributions	27	9	41	3	25	42

Participant contributions			6	5	7	4

Actual expense paid		(1)

Net benefits paid	(80)	(78)	(165)	(160)	(34)	(36)

Currency conversion			(252)	239

Plan assets at fair value, December 31	1,905	1,767	2,540	2,483	258	249

Funded Status

Funded Status of Plan	(242)	(202)	(351)	(448)	(260)	(236)

Unrecognized actuarial (gain) loss	(49)	(100)	721	676	156	141

Unrecognized prior service cost	139	154	36	32	35	23

Unrecognized transition assets	(18)	(23)			61	69

Currency conversion			(72)	69

Net amount recognized at end of year	$(170)	$(171)	$334	$329	$(8)	$(3)

Amounts recognized in the Balance Sheet consist of:

Prepaid benefit cost	$12	$7	$334	$329	$4	$8

Accrued benefit liability	(182)	(178)			(12)	(11)

Additional minimum liability	(40)	(37)	(545)	(635)

Intangible asset	9	9	33	36

Accumulated other comprehensive income (pre-tax)	31	28	472	503

Cumulative translation adjustment			40	96

Net amount recognized at end of year	$(170)	$(171)	$334	$329	$(8)	$(3)

Total accumulated benefit obligation for defined benefit pension plans	$1,883	$1,710	$2,751	$2,789
Information for pension plans with projected and accumulated benefit obligations in excess of plan assets follows.

	Plans With Projected Benefit Obligations in Excess of Plan Assets				Plans With Accumulated Benefit Obligations in Excess of Plan Assets

	Domestic		International		Domestic		International

	2005	2004	2005	2004	2005	2004	2005	2004

Projected benefit obligation	$2,147	$1,969	$2,891	$2,931	$199	$174	$2,891	$2,931

Accumulated benefit obligation	1,883	1,710	2,751	2,789	178	159	2,751	2,789

Fair value of assets	1,905	1,767	2,540	2,483	111	95	2,540	2,483

Other postretirement benefit plans with accumulated postretirement benefit obligations in excess of plan assets had accumulated postretirement benefit obligations and fair value of assets of $518 million and $258 million at December 31, 2005, and $485 million and $249 million at December 31, 2004.

(PPL Energy Supply)

The funded status of the PPL Energy Supply plans was as follows.
	Pension Benefits

	Domestic		International		Other Postretirement Benefits

	2005	2004	2005	2004	2005	2004
Change in Benefit Obligation

Benefit Obligation, January 1	$74	$62	$2,931	$2,474	$12	$11

Service cost	4	3	17	15

Interest cost	4	4	150	139	1	1

Participant contributions			6	5

Plan amendments			5

Actuarial loss	2	6	233	180	1

Special termination benefits			5

Net benefits paid	(1)	(1)	(165)	(160)

Currency conversion			(291)	278

Benefit Obligation, December 31	83	74	2,891	2,931	14	12

Change in Plan Assets

Plan assets at fair value, January 1	61	53	2,483	2,164

Actual return on plan assets	7	5	427	232

Employer contributions	8	4	41	3

Participant contributions			6	5

Net benefits paid	(1)	(1)	(165)	(160)

Currency conversion			(252)	239

Plan assets at fair value, December 31	75	61	2,540	2,483

Funded Status

Funded Status of Plan	(8)	(13)	(351)	(448)	(14)	(12)

Unrecognized actuarial loss	14	14	721	676	4	4

Unrecognized prior service cost	3	3	36	32	1

Currency conversion			(72)	69

Net amount recognized at end of year	$9	$4	$334	$329	$(9)	$(8)

Amounts recognized in the Balance Sheet consist of:

Prepaid benefit cost	$9	$4	$334	$329

Accrued benefit liability					$(9)	$(8)

Additional minimum liability	(17)	(17)	(545)	(635)

Intangible asset	3	3	33	36

Accumulated other comprehensive income (pre-tax)	14	14	472	503

Cumulative translation adjustment			40	96

Net amount recognized at end of year	$9	$4	$334	$329	$(9)	$(8)

Total accumulated benefit obligation for defined benefit pension plans	$83	$74	$2,751	$2,789

Information for pension plans with projected and accumulated benefit obligations in excess of plan assets follows.

	Domestic		International

	2005	2004	2005	2004

Projected benefit obligation	$83	$74	$2,891	$2,931

Accumulated benefit obligation	83	74	2,751	2,789

Fair value of assets	75	61	2,540	2,483

Other postretirement benefit plans with accumulated postretirement benefit obligations in excess of plan assets had accumulated postretirement benefit obligations and fair value of assets of $14 million and none at December 31, 2005, and $12 million and none at December 31, 2004.

In addition to the plans sponsored by PPL Energy Supply, PPL Generation subsidiaries and PPL EnergyPlus are allocated a portion of the liabilities and costs of the pension and other postretirement benefit plans sponsored by PPL Services based on their participation in those plans. The pension liabilities assumed by PPL Energy Supply for these plans were $60 million at December 31, 2005 and 2004. The prepaid other postretirement benefit costs assumed by PPL Energy Supply for these plans were $1 million and $2 million at December 31, 2005 and 2004.

PPL Energy Supply subsidiaries engaged in the mechanical contracting business make contributions to various multi-employer pension and health and welfare plans, depending on an employee's status. Contributions of $37 million, $28 million and $23 million were made in 2005, 2004 and 2003. The change in contributions from year to year was primarily the result of the changes in the workforce at the mechanical contracting companies. The contribution rates have also increased from year to year.

(PPL Electric)

Although PPL Electric does not directly sponsor any pension or other postretirement benefit plans, it is allocated a portion of the liabilities and costs of plans sponsored by PPL Services based on participation in those plans. At December 31, 2005 and 2004, the recorded balance of PPL Electric's allocated share of the total pension liability was $77 million and $76 million. At December 31, 2005 and 2004, the balance in PPL Electric's allocated share of the total prepaid other postretirement benefit cost was $2 million and $4 million.

At December 31, 2005, PPL Electric had a regulatory asset of $4 million relating to postretirement benefits, which is being amortized and recovered in rates, with a remaining life of seven years. PPL Electric also maintains an additional liability for the cost of health care of retired miners of former subsidiaries that had been engaged in coal mining. At December 31, 2005, the liability was $35 million. The liability is the net of $62 million of estimated future benefit payments offset by $27 million of available assets in a PPL Electric-funded VEBA trust.

Plan Assets - Domestic Pension Plans (PPL and PPL Energy Supply)

The asset allocation for the PPL Retirement Plan Master Trust and the target allocation, by asset category, is detailed below.

Asset Category	Percentage of plan assets at December 31,		Target asset allocation

	2005	2004

Equity securities	74%	73%	70%

Debt securities	21%	22%	25%

Real estate and other	5%	5%	5%

Total	100%	100%	100%

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

Plan Assets - Domestic Other Postretirement Benefit Plans (PPL)

The asset allocation for the PPL other postretirement benefit plans by asset category is detailed below.

Asset Category	Percentage of plan assets at December 31,

	2005	2004

Equity securities	62%	60%

Debt securities	38%	40%

Total	100%	100%

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

PPL's international pension plan asset allocation and target allocation is detailed below.

Asset Category	Percentage of plan assets at December 31,		Target asset allocation

	2005	2004

Equity securities	76%	74%	75%

Debt securities	21%	22%	23%

Real estate and other	3%	4%	2%

Total	100%	100%	100%

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

Expected Cash Flows - Domestic Pension and Other Postretirement Benefit Plans

(PPL)

There are no contributions required for PPL's primary domestic pension plan or any of PPL's other domestic subsidiary pension plans. However, PPL's domestic subsidiaries expect to contribute approximately $37 million to their pension plans in 2006 to ensure future compliance with minimum funding requirements.

PPL sponsors various non-qualified supplemental pension plans for which no assets are segregated from corporate assets. PPL expects to make approximately $2 million of benefit payments under these plans in 2006.

PPL is not required to make contributions to its other postretirement benefit plans but has historically funded these plans in amounts equal to the postretirement benefit costs recognized. Continuation of this past practice would provide for PPL to contribute $39 million to its other postretirement benefit plans in 2006.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid and the following federal subsidy payments are expected to be received by the separate plan trusts.

		Other Postretirement

	Pension	Benefit Payment	Expected Federal Subsidy

2006	$83	$40	$2
2007	88	45	2
2008	95	50	2
2009	101	56	2
2010	109	61	3
2011 - 2015	699	389	18

(PPL Energy Supply)

There are no contributions required for the PPL Montana pension plan. However, PPL Montana expects to contribute approximately $11 million to the plan in 2006 to ensure future compliance with minimum funding requirements.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid by the separate plan trusts.

	Pension	Other Postretirement

2006	$2	$1
2007	2	1
2008	2	1
2009	3	1
2010	3	2
2011 - 2015	26	12

Expected Cash Flows - International Pension Plans (PPL and PPL Energy Supply)

The pension plans of WPD are subject to formal actuarial valuations every three years, which are used to determine funding requirements. Future contributions were evaluated in accordance with the latest valuation performed as of March 31, 2004, in respect of WPD's principal pension scheme, the ESPS, to determine contribution requirements for 2005 and forward. WPD expects to make contributions of approximately $47 million in 2006.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid by the separate plan trusts.

Pension

2006	$159
2007	163
2008	167
2009	171
2010	176
2011 - 2015	945

Savings Plans (PPL, PPL Energy Supply and PPL Electric)

Substantially all employees of PPL's domestic subsidiaries are eligible to participate in deferred savings plans (401(k)s). Contributions to the plans charged to operating expense approximated the following.

	2005	2004	2003

PPL	$13	$13	$11

PPL Energy Supply	7	7	6

PPL Electric	3	3	2

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

Amounts charged as compensation expense for ESOP contributions approximated $6 million in 2005 and $5 million in each of 2004 and 2003. These amounts were offset by the dividend-based contribution tax savings and had no impact on PPL's earnings.

ESOP shares outstanding at December 31, 2005, were 8,836,536, or 2% of total common shares outstanding, and are included in all EPS calculations.

Postemployment Benefits

(PPL, PPL Energy Supply and PPL Electric)

Certain PPL subsidiaries provide health and life insurance benefits to disabled employees and income benefits to eligible spouses of deceased employees. Postemployment benefits charged to operating expenses for 2005 were $8 million for PPL, $4 million for PPL Energy Supply and $2 million for PPL Electric, primarily due to an updated valuation for Long Term Disability benefits completed in 2005, and were not significant in 2004 and 2003.

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

The liabilities for these plans are accounted for under the guidance of EITF 88-1, "Determination of Vested Benefit Obligation for a Defined Benefit Pension Plan," using what is commonly referred to as the "shut down" method, where a company records the undiscounted obligation as if it were payable at each balance sheet date. The combined liabilities for these plans at December 31, 2005 and 2004, were $10 million and $9 million, and are recorded in "Deferred Credits and Noncurrent Liabilities - Other" on the Balance Sheet.

13.  Jointly-Owned Facilities

(PPL and PPL Energy Supply)

At December 31, 2005, subsidiaries of PPL and PPL Energy Supply owned interests in the facilities listed below. The Balance Sheets of PPL and PPL Energy Supply include the amounts noted in the following table.

	Ownership Interest	Electric Plant in Service	Other Property	Accumulated Depreciation	Construction Work in Progress
PPL Generation

Generating Stations

Susquehanna	90.00%	$4,308		$3,447	$57

Griffith (a)	50.00%	151

Conemaugh	16.25%	199		83	3

Keystone	12.34%	100		54	3

Wyman Unit 4	8.33%	15		5

Merrill Creek Reservoir	8.37%		$22	14

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

In addition to the interests mentioned above, PPL Montana is the operator of the jointly-owned, coal-fired generating units comprising the Colstrip steam generation facility. At December 31, 2005 and 2004, PPL Montana had a 50% leasehold interest in Colstrip Units 1 and 2 and a 30% leasehold interest in Colstrip Unit 3 under operating leases. See Note 10 for additional information.

PPL Montana's share of direct expenses associated with the operation and maintenance of these facilities is included in the corresponding operating expenses on the Statement of Income. Each joint-owner in these facilities provides its own financing. As operator of all Colstrip Units, PPL Montana invoices each joint-owner for their respective portion of the direct expenses. The amount due from joint-owners was approximately $7 million and $6 million at December 31, 2005 and 2004.

At December 31, 2005, NorthWestern owned a 30% leasehold interest in Colstrip Unit 4. PPL Montana and NorthWestern have a sharing agreement to govern each party's responsibilities regarding the operation of Colstrip Units 3 and 4, and each party is responsible for 15% of the respective operating and construction costs, regardless of whether a particular cost is specified to Colstrip Unit 3 or 4. However, each party is responsible for its own fuel-related costs.

14.  Commitments and Contingent Liabilities

Energy Purchases, Energy Sales and Other Commitments

Energy Purchase Commitments (PPL, PPL Energy Supply and PPL Electric)

PPL and PPL Energy Supply enter into long-term purchase contracts to supply the fuel requirements for generation facilities. These include contracts to purchase coal, emission allowances, natural gas, oil and nuclear fuel. These contracts extend for terms through 2019. PPL and PPL Energy Supply also enter into long-term contracts for the storage and transport of natural gas. These contracts extend through 2014 and 2032, respectively. Additionally, PPL and PPL Energy Supply enter into long-term contracts to purchase power to meet load requirements. These contracts extend for terms through April 2010.

PPL and PPL Energy Supply entered into long-term power purchase agreements with two wind project developers to purchase the full output of their facilities when they begin commercial operation. One of the power purchase agreements is for 50-100 MW and extends for a term of 15 years. The in-service date for this project is under evaluation. The other agreement is for 24 MW and extends for a term of 20 years, and the project is expected to be in service in early 2006.

As part of the purchase of generation assets from Montana Power, PPL Montana assumed a power purchase agreement, which was still in effect at December 31, 2005. In accordance with purchase accounting guidelines, PPL Montana recorded a liability of $58 million as the estimated fair value of the agreement at the acquisition date. The liability is being reduced over the term of the agreement, through 2010, as an adjustment to "Energy purchases" on the Statement of Income. The unamortized balance of the liability related to the agreement at December 31, 2005, was $49 million and is included in "Deferred Credits and Other Noncurrent Liabilities - Other" on the Balance Sheet.

In 1998, PPL Electric recorded a loss accrual for above-market contracts with NUGs of $854 million, due to its generation business being deregulated. Effective January 1999, PPL Electric began reducing this liability as an offset to "Energy purchases" on the Statement of Income. This reduction is based on the estimated timing of the purchases from the NUGs and projected market prices for this generation. The final existing NUG contract expires in 2014. In connection with the corporate realignment in 2000, the remaining balance of this liability was transferred to PPL EnergyPlus. At December 31, 2005, the remaining liability associated with the above market NUG contracts was $206 million.

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

As part of the purchase of generation assets from Montana Power, PPL Montana assumed a power sales agreement, which was still in effect at December 31, 2005. In accordance with purchase accounting guidelines, PPL Montana recorded a liability of $7 million as the estimated fair value of the agreement at the acquisition date. The agreement was re-evaluated under DIG Issue C20, "Scope Exceptions: Interpretation of the Meaning of Not Clearly and Closely Related in Paragraph 10(b) Regarding Contracts with a Price Adjustment Feature," which changed its fair value and reclassified it as a derivative instrument in 2003. At December 31, 2005, $5 million was recorded as a component of accumulated other comprehensive loss.

On July 1, 2002, PPL Montana began to sell to NorthWestern an aggregate of 450 MW of energy supplied by PPL Montana. Under two five-year agreements, PPL Montana is supplying 300 MW of around-the-clock electricity and 150 MW of unit-contingent on-peak electricity. PPL Montana also makes short-term energy sales to NorthWestern.

In 2002, PPL began commercial operations in New York of its Edgewood natural gas-fired generating station and its Shoreham oil-fired generating station. Each of these New York plants has a capacity of 79.9 MW. Initially, the Long Island Power Authority contracted to purchase all of Edgewood's capacity and ancillary services as part of a 3-year power purchase agreement with PPL EnergyPlus beginning at commercial operation, and all of Shoreham's capacity and ancillary services as part of a 15-year power purchase agreement with PPL EnergyPlus beginning at commercial operation. In 2005, PPL EnergyPlus extended the Edgewood power purchase agreement for an additional term that runs through October 2008. The Shoreham power purchase agreement remains in effect until 2017.

As a result of New Jersey's Electric Discount and Energy Competition Act, the New Jersey Board of Public Utilities authorized and made available to power suppliers, on a competitive basis, the opportunity to provide Basic Generation Service (BGS) to all non-shopping New Jersey customers. In February 2003, PPL EnergyPlus was awarded a 34-month fixed-price BGS contract for a fixed percentage of customer load (approximately 1,000 MW) for Atlantic City Electric Company (ACE), Jersey Central Power & Light Company (JCPL) and Public Service Electric & Gas Company (PSEG). This contract commenced in August 2003. In February 2004, PPL EnergyPlus was awarded a 12-month hourly energy price supply BGS contract for a fixed percentage of customer load (approximately 450 MW) for ACE, JCPL and PSEG. These contracts commenced in June 2004 and expired in May 2005. In the first quarter of 2005, PPL EnergyPlus was awarded a portion of the Commercial Industrial Energy Pricing tranche, which amounts to approximately 85 MW after expected shopping. These 12-month contracts commenced in June 2005. In February 2006, PPL EnergyPlus was awarded 36-month fixed-price BGS contracts for fixed percentages of customer load (an aggregate of approximately 600 MW) for ACE, JCPL and PSEG. These contracts commence in June 2006.

In January 2004, PPL EnergyPlus began supplying 12.5% of Connecticut Light & Power Company's (CL&P) Transitional Standard Offer load under a three-year fixed-price contract. During peak hours, PPL EnergyPlus' obligation to supply the Transitional Standard Offer load may reach 625 MW. Additionally, in January 2006, PPL EnergyPlus will begin to supply an additional 6.25% of CL&P's Transitional Standard Offer load under a one-year fixed-price contract. During peak hours, PPL EnergyPlus' obligation to supply the Transitional Standard Offer load may reach 313 MW.

In December 2005 and January 2006, PPL EnergyPlus entered into agreements with Delmarva Power and Light Company to provide a portion of its full requirements service from May 2006 through May 2008.

PPL Montana Hydroelectric License Commitments (PPL and PPL Energy Supply)

PPL Montana has 11 hydroelectric facilities and one storage reservoir licensed by the FERC pursuant to the Federal Power Act under long-term licenses. Pursuant to Section 8(e) of the Federal Power Act, the FERC approved the transfer from Montana Power to PPL Montana of all pertinent licenses and any amendments in connection with the Montana APA.

The Kerr Dam Project license was jointly issued by the FERC to Montana Power and the Confederated Salish and Kootenai Tribes of the Flathead Reservation in 1985, and required Montana Power to hold and operate the project for 30 years. The license required Montana Power, and subsequently PPL Montana as a result of the purchase of the Kerr Dam from Montana Power, to continue to implement a plan to mitigate the impact of the Kerr Dam on fish, wildlife and the habitat. Under this arrangement, PPL Montana has a remaining commitment to spend approximately $19 million between 2006 and 2015, at which point the tribes have the option to purchase, hold and operate the project.

PPL Montana entered into two Memorandums of Understanding (MOUs) with state, federal and private entities related to the issuance in 2000 of the FERC renewal license for the nine dams for the Missouri-Madison project. The MOUs require PPL Montana to implement plans to mitigate the impact of its projects on fish, wildlife and the habitat, and to increase recreational opportunities. The MOUs were created to maximize collaboration between the parties and enhance the possibility for matching funds from relevant federal agencies. Under this arrangement, PPL Montana has a remaining commitment to spend approximately $35 million between 2006 and 2040.

Legal Matters

(PPL, PPL Energy Supply and PPL Electric)

PPL and its subsidiaries are involved in numerous legal proceedings, claims and litigation in the ordinary course of business. PPL and its subsidiaries cannot predict the outcome of such matters, or whether such matters may result in material liabilities.

Montana Power Shareholders' Litigation (PPL and PPL Energy Supply)

In August 2001, a purported class-action lawsuit was filed by a group of shareholders of Montana Power against Montana Power, the directors of Montana Power, certain advisors and consultants of Montana Power and PPL Montana. The plaintiffs allege, among other things, that Montana Power was required to, and did not, obtain shareholder approval of the sale of Montana Power's generation assets to PPL Montana in 1999. Although most of the claims in the complaint are against Montana Power, its board of directors, and its consultants and advisors, two claims are asserted against PPL Montana. In the first claim, plaintiffs seek a declaration that because Montana Power shareholders did not vote on the 1999 sale of generating assets to PPL Montana, that sale "was null and void ab initio." The second claim alleges that PPL Montana was privy to and participated in a strategy whereby Montana Power would sell its generation assets to PPL Montana without first obtaining Montana Power shareholder approval, and that PPL Montana has made net profits in excess of $100 million as the result of this alleged illegal sale. In the second claim, plaintiffs request that the court impose a "resulting and/or constructive trust" on both the generation assets themselves and all profits, plus interest on the amounts subject to the trust. This lawsuit has been pending in the U.S. District Court of Montana, Butte Division and the judge has placed this proceeding on hold pending the outcome of certain motions currently before the U.S. Bankruptcy Court for the District of Delaware, the resolution of which may impact this proceeding. PPL and PPL Energy Supply cannot predict the outcome of this matter.

NorthWestern Corporation Litigation (PPL and PPL Energy Supply)

In September 2002, NorthWestern filed a lawsuit against PPL Montana in Montana state court seeking specific performance of a provision in the Montana Power APA concerning the proposed purchase by PPL Montana of a portion of NorthWestern's interest in the 500-kilovolt Colstrip Transmission System (CTS) for $97 million. In 2005, PPL Montana and NorthWestern settled the litigation, and PPL Energy Supply recorded a charge of $9 million ($6 million after tax, or $0.02 per share for PPL) in the first quarter of 2005 related to the settlement agreement. Pursuant to the settlement agreement, all claims of the parties in the litigation were dismissed with prejudice, NorthWestern retained its interest in the CTS, and PPL Montana paid NorthWestern $9 million in October 2005.

Montana Hydroelectric Litigation (PPL and PPL Energy Supply)

In October 2003, a lawsuit was filed against PPL Montana, PPL Services, Avista Corporation, PacifiCorp and nine John Doe defendants in the U.S. District Court of Montana, Missoula Division, by two residents allegedly acting in a representative capacity on behalf of the State of Montana. In January 2004, the complaint was amended to, among other things, include the Great Falls school districts as additional plaintiffs. In May 2004, the Montana Attorney General filed a motion to allow the State of Montana to intervene as an additional plaintiff in the litigation. This motion was granted without objection. The individual plaintiffs, the school districts and the State sought declaratory judgment, compensatory damages and attorneys fees and costs for use of state and/or "school trust" lands by hydropower facilities and to require the defendants to adequately compensate the State and/or the State School Trust fund for full market value of lands occupied. Generally, the suit is founded on allegations that the bed of navigable rivers became state-owned property upon Montana's admission to statehood, and that the use thereof for placement of dam structures, affiliated structures and reservoirs should, under an existing regulatory scheme, trigger lease payments for use of land underneath. The plaintiffs also sought relief on theories of unjust enrichment, trespass and negligence. No specific amount of damages or future rental value has been claimed by the plaintiffs. The defendants filed separate motions to dismiss the individual plaintiffs' and school districts' complaint, as well as the complaint of the State of Montana. In September 2004, the federal court granted the motions to dismiss the individual plaintiffs' and school districts' complaint but denied the similar motions as to the State of Montana's complaint. Following the federal court's September decision, PPL Montana and the other defendants filed a motion to dismiss the State of Montana's complaint for lack of diversity jurisdiction and also filed a motion to vacate certain portions of the decision. The federal court granted both of these motions in September 2005.

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

Regulatory Issues

California ISO and Western Markets (PPL and PPL Energy Supply)

Through its subsidiaries, PPL made approximately $18 million of sales to the California ISO during the period from October 2000 through June 2001, of which $17 million has not been paid to PPL subsidiaries. Given the myriad of electricity supply problems presently faced by the California electric utilities and the California ISO, PPL cannot predict whether or when it will receive payment. At December 31, 2005, PPL has fully reserved for possible underrecoveries of payments for these sales.

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

In June 2003, the FERC took several actions as a result of a number of related investigations. The FERC terminated proceedings pursuant to which it had been considering whether to order refunds for spot market bilateral sales made in the Pacific Northwest, including sales made by PPL Montana, during the period December 2000 through June 2001. The FERC also commenced additional investigations relating to "gaming" and bidding practices during 2000 and 2001, but, to their knowledge, neither PPL EnergyPlus nor PPL Montana is a subject of these investigations.

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

PPL and its subsidiaries believe that they have not engaged in any improper trading practices. However, they cannot predict whether, or the extent to which, any PPL subsidiaries will be the target of any additional governmental investigations or named in other lawsuits or refund proceedings. PPL also cannot predict the outcome of any such lawsuits or proceedings or whether the ultimate impact on them of the electricity supply situation in California and other western states will be material.

PJM Capacity Litigation (PPL, PPL Energy Supply and PPL Electric)

In December 2002, PPL was served with a complaint against PPL, PPL EnergyPlus and PPL Electric filed in the U.S. District Court for the Eastern District of Pennsylvania by a group of 14 Pennsylvania boroughs that apparently alleges, among other things, violations of the federal antitrust laws in connection with the pricing of installed capacity in the PJM daily market during the first quarter of 2001. These boroughs were wholesale customers of PPL Electric. In addition, in November 2003, PPL and PPL EnergyPlus were served with a complaint which was filed in the same court by Joseph Martorano, III (d/b/a ENERCO), that also alleges violations of the federal antitrust laws in early 2001. The complaint indicates that ENERCO provides consulting and energy procurement services to clients in Pennsylvania and New Jersey. In September 2004, this complaint was dismissed by the District Court, and in June 2005 the U.S. Court of Appeals for the Third Circuit denied the plaintiff's appeal.

Each of the U.S. Department of Justice - Antitrust Division, the FERC and the Pennsylvania Attorney General conducted investigations regarding PPL's PJM capacity market transactions in early 2001 and did not find any reason to take action against PPL.

New England Investigation (PPL and PPL Energy Supply)

In January 2004, PPL became aware of an investigation by the Connecticut Attorney General and the FERC's Office of Market Oversight and Investigation (OMOI) regarding allegations that natural gas-fired generators located in New England illegally sold natural gas instead of generating electricity during the week of January 12, 2004. Subsequently, PPL and other generators were served with a data request by OMOI. The data request indicated that PPL was not under suspicion of a regulatory violation, but that OMOI was conducting an initial investigation. PPL has responded to this data request. PPL also has responded to data requests of ISO New England and data requests served by subpoena from the Connecticut Attorney General. Both OMOI and ISO New England have issued preliminary reports finding no regulatory or other violations concerning these matters. While PPL does not believe that it committed any regulatory or other violations concerning the subject matter of these investigations, PPL cannot predict the outcome of these investigations.

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

In June 2004, FERC approved certain changes to its standards for granting market-based rate authority. As a result of the schedule adopted by the FERC, PPL EnergyPlus, PPL Electric, PPL Montana and most of PPL Generation's subsidiaries were required to file, in November 2004, updated analyses demonstrating that they should continue to maintain market-based rate authority under the new standards. PPL made two filings, a Western market-based rate filing for PPL Montana and an Eastern market-based rate filing for most of the other PPL subsidiaries in the PJM region.

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

Also in September 2005, in an order on PPL's western market-based rate filing, the FERC found that PPL Montana did not pass one of the FERC's initial screening tests for market power in the Northwestern Energy Control Area, namely the wholesale market share screen. As a result, PPL Montana was required to make a more detailed filing with the FERC demonstrating that it meets the market power tests. Also, the FERC has established a refund effective date of November 8, 2005 (for sales made in the Northwestern Energy Control Area pursuant to contracts entered into on and after that date), in the event that PPL Montana does not pass the FERC's market power tests. The FERC's order is not a definitive determination that PPL Montana has market power but rather the FERC's mechanism for analyzing market-based rate authority applications that require further scrutiny. In October 2005, PPL Montana made the more detailed filing with the FERC, which PPL Montana believes demonstrates that it cannot exercise generation market power in the Northwestern Energy Control Area and should be granted market-based rate authority in that area. The FERC has not yet acted on this more detailed filing. While PPL Montana continues to believe that it does not have market power in the Northwestern Energy Control Area, it cannot predict the outcome of this proceeding.

FERC Proposed Rules (PPL, PPL Energy Supply and PPL Electric)

In July 2002, the FERC issued a Notice of Proposed Rulemaking entitled "Remedying Undue Discrimination through Open Access Transmission Service and Standard Electricity Market Design." The proposed rule contained a proposed implementation date of July 31, 2003. This far-reaching proposed rule purported to establish uniform transmission rules and a standard market design by, among other things:

•	enacting standard transmission tariffs and uniform market mechanisms;
•	monitoring and mitigating "market power";
•	managing transmission congestion through pricing and tradable financial rights;
•	requiring independent operational control over transmission facilities;
•	forming state advisory committees on regional transmission organizations and resource adequacy; and
•	exercising FERC jurisdiction over all transmission service.

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

Wallingford Cost-Based Rates (PPL and PPL Energy Supply)

In January 2003, PPL negotiated an agreement with ISO New England that would declare that four of the five units at PPL's Wallingford, Connecticut facility are "reliability must run" units and put those units under cost-based rates. This agreement and the cost-based rates are subject to the FERC's approval. PPL filed a request with the FERC for such approval. PPL requested authority for cost-based rates because the current and anticipated wholesale prices in New England are insufficient to cover the costs of keeping these units available for operation. In March 2003, PPL filed an application with the New England Power Pool to temporarily deactivate these four units. In May 2003, the FERC denied PPL's request for cost-based rates in light of the FERC's changes to the market and bid mitigation rules of ISO New England made in a similar case involving generating units owned by NRG Energy, Inc. PPL subsequently has explained to the FERC that its changes to the market and bid mitigation rules of ISO New England will not provide sufficient revenues to PPL, and PPL continues to seek approval of its cost-based rates. However, PPL has informed the New England Power Pool that it will not pursue its request to temporarily deactivate certain Wallingford units. In August 2005, the U.S. Court of Appeals for the District of Columbia Circuit reversed the FERC's denial of PPL's request for cost-based rates and remanded the case to the FERC for further consideration. PPL cannot predict the outcome of this matter.

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

In addition, Section 29 provides for the synthetic fuel tax credit to begin to phase-out when the relevant annual reference price for crude oil, which is the domestic first purchase price (DFPP), falls within a designated range and to be eliminated when the DFPP exceeds the range. The phase-out range is adjusted annually for inflation. The DFPP is published by the IRS annually in April for the prior year and is calculated based on the annual average wellhead price per barrel for all unregulated domestic crude oil. Accounting for inflation, PPL estimates that the 2005 tax credit phase-out would start at a DFPP for the year of about $52 per barrel and the tax credit would be totally eliminated at about $65 per barrel. PPL currently does not expect any phase-out of the synthetic fuel tax credit for 2005. Based on current market conditions and given the recent increases in and volatility of crude oil prices, PPL cannot predict the final DFPP for crude oil for 2006 and 2007 or inflation for those years that affects the determination of the phase-out range of the tax credit.

PPL has entered into economic hedge transactions that serve to mitigate some of the earnings and cash flow impact of increases in crude oil prices for 2006 and 2007, with the mark-to-market value of these hedges reflected in "Energy-related businesses" revenues on the Statement of Income. Nonetheless, if the price of crude oil remains at, or increases above, current price levels in 2006 or 2007, PPL's expected synthetic fuel tax credits for either or both of those years could be significantly reduced. Based on forecasted oil prices and other market factors for 2006 and 2007, PPL will evaluate its synthetic fuel production levels and operations.

A PPL subsidiary owns and operates the Somerset facility. In November 2001, PPL received a private letter ruling from the IRS pursuant to which, among other things, the IRS concluded that the synthetic fuel produced at the Somerset facility qualifies for Section 29 tax credits. The Somerset facility uses the Covol technology to produce synthetic fuel, and the IRS issued the private letter ruling after its review and approval of that technology. In reliance on this private letter ruling, PPL has sold synthetic fuel produced at the Somerset facility resulting in an aggregate of approximately $267 million of tax credits as of December 31, 2005.

PPL owns a limited partnership interest in the entity that owns and operates the Tyrone facility. In April 2004, this entity received a private letter ruling from the IRS. Similar to its conclusions relating to the Somerset facility, the IRS concluded that the synthetic fuel to be produced at the Tyrone facility qualifies for Section 29 tax credits. In reliance on this private letter ruling, this entity has sold synthetic fuel produced at the Tyrone facility resulting in an aggregate of approximately $60 million of tax credits as of December 31, 2005. The Tyrone facility began commercial operation in the third quarter of 2004, after being relocated to Kentucky from Pennsylvania.

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

Energy Policy Act of 2005 (PPL, PPL Energy Supply and PPL Electric)

In August 2005, President Bush signed into law the Energy Policy Act of 2005 (the "2005 Energy Act"). The 2005 Energy Act is comprehensive legislation that will substantially affect the regulation of energy companies. The Act amends federal energy laws and provides the FERC with new oversight responsibilities. Among the important changes to be implemented as a result of this legislation are:

•
The Public Utility Holding Company Act of 1935, or PUHCA, will be repealed effective six months after the 2005 Energy Act is enacted. PUHCA significantly restricted mergers and acquisitions in the electric utility sector.

•	The FERC will appoint and oversee an electric reliability organization to establish and enforce mandatory reliability rules regarding the bulk power system.
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

The implementation of the 2005 Energy Act requires proceedings at the state level and the development of regulations by the FERC, the DOE and other federal agencies, some of which have been finalized. PPL cannot predict when all of these proceedings and regulations will be finalized.

PPL cannot predict with certainty the impact of the 2005 Energy Act and any related regulations on PPL and its subsidiaries.

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

Air (PPL and PPL Energy Supply)

The Clean Air Act deals, in part, with acid rain, attainment of federal ambient ozone standards, fine particulate matter standards and toxic air emissions and visibility in the U.S. Amendments to the Clean Air Act, although not presently under consideration, are likely to continue to be brought up for consideration in the U.S. Congress. Past proposed amendments would have required significant further reductions in emissions of nitrogen oxide and sulfur dioxide and reductions in emissions of mercury beyond the reductions discussed below.

Citing its authority under the Clean Air Act, the EPA has developed new standards for ambient levels of ozone and fine particulates in the U.S. These standards have been upheld following court challenges. To facilitate attainment of these standards, the EPA has promulgated the Clean Air Interstate Rule (CAIR) for 28 midwestern and eastern states, including Pennsylvania, to reduce national sulfur dioxide emissions by about 50% by 2010 and to extend the current seasonal program for nitrogen oxide emission reductions to a year-round program starting in 2009. The CAIR requires further reductions, starting in 2015, in sulfur dioxide and nitrogen oxide of 30% and 20%, respectively, from 2010 levels. The CAIR allows these reductions to be achieved through cap-and-trade programs. Pennsylvania and Montana have not challenged the CAIR, but the rule has been challenged by several states and environmental groups as not being sufficiently strict, and by industry petitioners as being too strict. In addition, several Canadian environmental groups have petitioned the EPA under the Clean Air Act to revise the CAIR to require deeper reductions in sulfur dioxide and mercury emissions.

In order to continue meeting existing sulfur dioxide reduction requirements of the Clean Air Act, PPL is proceeding with the installation of sulfur dioxide scrubbers at its Montour Units 1 and 2 and Brunner Island Unit 3 by 2008, and also plans to install a scrubber at Brunner Island Units 1 and 2 by 2009. Based on expected levels of generation, emission allowance shortfalls that would otherwise occur without significant additional purchases of allowances and projected emission allowance prices, PPL has determined that it is more economic to install these scrubbers than to purchase significant additional emission allowances. PPL's current installation plan for the scrubbers and other pollution control equipment (primarily aimed at sulfur dioxide and nitrogen oxide emissions reduction) from 2005 to 2010 reflects a cost of approximately $1.5 billion.

Also citing its authority under the Clean Air Act, the EPA has finalized mercury regulations that affect coal-fired plants. These regulations establish an emission trading program to take effect beginning January 2010, with a second phase to take effect in 2018. At the same time that it finalized these mercury regulations, the EPA determined that it currently does not need to regulate nickel emissions from oil-fired units. PPL is still assessing what measures it will need to take to comply with the mercury regulations. PPL expects that the scrubbers to be installed at Montour and Brunner Island will provide mercury removal co-benefits. However, PPL believes that it may need to take additional measures to comply with the 2010 requirements of the EPA's mercury regulations and that it will need to take additional measures to comply with the 2018 requirements. The capital costs to PPL of complying with these new mercury regulations are not now determinable, but could be significant. Based on preliminary industry estimates, the costs are expected to exceed $150 million.

Pennsylvania and ten other states have challenged the new EPA mercury regulations in the D.C. Circuit Court of Appeals as not being sufficiently strict. The Pennsylvania Environmental Quality Board (PaEQB) has accepted a petition filed by PennFuture, an environmental citizens organization, requesting the PaEQB to develop mercury rules that would require by 2008 a level of mercury reduction that would be more stringent than the level required by 2018 under the EPA's mercury regulations. In addition, the Ozone Transport Commission (consisting of Pennsylvania and 11 other states and the District of Columbia) has passed a resolution calling for reductions in sulfur dioxide, nitrogen oxide and mercury emissions that are more stringent than those under CAIR and the EPA's mercury regulations. The Pennsylvania DEP (which works with the PaEQB to develop Pennsylvania environmental regulations) has initiated a process to develop mercury regulations that are expected to be more stringent than the EPA's regulations but different from those requested by PennFuture, and it also has indicated support for developing more stringent regulations for reductions in sulfur dioxide and nitrogen oxide. A proposed rule is expected by mid-2006.

As a result of a petition to initiate state-specific rulemaking for mercury emissions that was filed by a coalition of environmental and other public interest groups with the Montana Board of Environmental Review (BER) in September 2005, the Montana Department of Environmental Quality (DEQ) is developing a rule to recommend to the BER. The DEQ has circulated to certain parties, including PPL Montana, a preliminary proposed rule that PPL Montana is evaluating. The rule presently is expected to be formally proposed to the BER in March 2006.

PPL and other energy companies and industry groups oppose state-specific regulations that are more stringent than the current federal rules and regulations regarding nitrogen oxide, sulfur dioxide and mercury emissions. PPL cannot predict whether more stringent regulations will ultimately be adopted in Pennsylvania or Montana. The additional costs to comply with any such regulations are not now determinable, but could be significant.

In addition to the above rules, the Clean Air Visibility Rule was issued by the EPA on June 15, 2005, to address regional haze or regionally-impaired visibility caused by multiple sources over a wide area. The rule defines Best Available Retrofit Technology requirements for electric generating units, including presumptive limits for sulfur dioxide and nitrogen oxide controls for large units. The EPA has stated that this rule will not require reductions in sulfur dioxide or nitrogen oxide beyond those required by CAIR. At this time, PPL cannot predict whether the Pennsylvania DEP will require additional reductions beyond the visibility requirements established through CAIR. If the Pennsylvania DEP establishes regulations to require additional reductions, the additional costs to comply with such regulations, which are not now determinable, could be significant. In states like Montana that are not within the CAIR region, the need for and costs of additional controls as a result of this new rule are not now determinable, but could be significant.

In 1999, the EPA initiated enforcement actions against several utilities, asserting that older, coal-fired power plants operated by those utilities have, over the years, been modified in ways that subject them to more stringent "New Source" requirements under the Clean Air Act. The EPA subsequently issued notices of violation and commenced enforcement activities against other utilities. However, in the past several years, the EPA has shifted its position on New Source Review. In 2003, the EPA issued changes to its regulations that clarified what projects are exempt from "New Source" requirements as routine maintenance and repair. However, these regulations have been stayed by the U.S. Court of Appeals for the District of Columbia Circuit. PPL is therefore continuing to operate under the "New Source" regulations as they existed prior to the EPA's 2003 clarifications.

In October 2005, the EPA proposed changing its rules on how to determine whether a project results in an emissions increase and is therefore subject to review under the "New Source" regulations. The EPA's proposed tests are consistent with the position of energy companies and industry groups and, if adopted, would substantially reduce the uncertainties under the current regulations. PPL cannot predict whether these proposed new tests will be adopted. In addition to proposing these new tests, the EPA also announced in October 2005 that it will not bring new enforcement actions with respect to projects that would satisfy the proposed new tests or the EPA's 2003 clarifications referenced above. Accordingly, PPL believes that it is unlikely that the EPA will follow up on the information requests that had been issued to PPL Montana's Corette and Colstrip plants by EPA Region VIII in 2000 and 2003, respectively, and to PPL Generation's Martins Creek plant by EPA Region III in 2002. However, states and environmental groups also have been bringing enforcement actions alleging violations of "New Source" requirements by coal-fired plants, and PPL is unable to predict whether such state or citizens enforcement actions will be brought with respect to any of its affiliates' plants.

The New Jersey DEP and some New Jersey residents raised environmental concerns with respect to the Martins Creek plant, particularly with respect to sulfur dioxide emissions and the opacity of the plant's plume. These issues were raised in the context of an appeal by the New Jersey DEP of the Air Quality Plan Approval issued by the Pennsylvania DEP to PPL's Lower Mt. Bethel generating plant. In October 2003, PPL finalized an agreement with the New Jersey DEP and the Pennsylvania DEP pursuant to which PPL will reduce sulfur dioxide emissions from its Martins Creek power plant. Under the agreement, PPL Martins Creek will shut down the plant's two coal-fired generating units by September 2007 and may repower them any time after shutting them down so long as it follows all applicable state and federal requirements, including installing the best available pollution control technology. Pursuant to the agreement, PPL Martins Creek began reducing the fuel sulfur content for the coal units as well as the plant's two oil-fired units in June 2004. The agreement also calls for PPL to donate to a non-profit organization 70% of the excess emission allowances and emission reduction credits that result from shutting down or repowering the coal units. Some of these donations have already been made to the Pennsylvania Environmental Council. As a result of the agreement, the New Jersey DEP withdrew its challenge to the Air Quality Plan Approval for the Lower Mt. Bethel facility. The agreement will not result in material costs to PPL. The agreement does not address the issues raised by the New Jersey DEP regarding the visible opacity of emissions from the oil-fired units at the Martins Creek plant. Similar issues also are being raised by the Pennsylvania DEP. PPL is currently negotiating the matter with the Pennsylvania DEP. If it is determined that actions must be taken to address the visible opacity of these emissions, such actions could result in costs that are not now determinable, but could be significant.

In addition to the opacity concerns raised by the New Jersey DEP, PPL and the Pennsylvania DEP were engaged in litigation relating to the opacity of emissions from the Montour plant. That litigation now has been resolved. The settlement does not impose any material costs.

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

In addition to the requirements related to emissions of sulfur dioxide, nitrogen oxide and mercury noted above, there is a growing concern nationally and internationally about carbon dioxide emissions. In June 2005, the U.S. Senate adopted a resolution declaring that mandatory reductions in carbon dioxide are needed. Various legislative proposals are being considered in Congress, and several states already have passed legislation capping carbon dioxide emissions. The Bush administration is promoting a voluntary carbon dioxide reduction program, called the Climate VISION program. In support of this program, the electric power industry has committed to reducing its greenhouse gas emission intensity levels (measured as tons of carbon dioxide equivalent against electric power production in MWh) by 3% to 5% by the 2010 to 2012 period. Furthermore, in December 2005, seven northeastern states (New York, Connecticut, Delaware, Maine, New Hampshire, New Jersey and Vermont) signed an MOU establishing a cap and trade program commencing in January 2009 for stabilization of carbon dioxide emissions, at base levels established in 2005, from electric power plants larger than 25 MW in capacity. This MOU also provides for a 10% reduction in carbon dioxide emissions from the base levels by the end of 2018. Increased pressure for carbon dioxide emissions reduction also is coming from investor organizations and the international community.

Pennsylvania and Montana have not, at this time, established any formal programs to address carbon dioxide and other greenhouse gases. PPL has conducted an inventory of its carbon dioxide emissions and is continuing to evaluate various options for reducing, avoiding, off-setting or sequestering its emissions. If Pennsylvania or Montana develop regulations imposing mandatory reductions of carbon dioxide and other greenhouse gases on generation facilities, the cost to PPL of such reductions could be significant.

In June 2005, PPL Montour, along with 20 other companies with coal-fired generating plants, was named as a defendant in a toxic-tort, purported class-action lawsuit filed in the Ontario Superior Court of Justice. The complaint alleged damages in the approximate amount of Canadian $49 billion (approximately $42 billion at current exchange rates), along with continuing damages in the amount of Canadian $4.1 billion (approximately $3.5 billion at current exchange rates) per year and punitive damages of Canadian $1 billion (approximately $858 million at current exchange rates), along with such other relief as the court deems just. However, the deadline for serving the complaint on PPL Montour now has expired. PPL does not believe that the complaint was served on any of the defendants, and it is not clear whether the plaintiffs intend to pursue this action.

Water/Waste (PPL and PPL Energy Supply)

In August 2005, a leak from a disposal basin containing fly ash and water used in connection with the operation of the two 150-MW coal-fired generating units at the Martins Creek generating facility caused the discharge of approximately 100 million gallons of water containing ash from the basin onto adjacent roadways and fields, and into a nearby creek and the Delaware River. The leak was stopped, and PPL has determined that the problem was caused by a failure in the disposal basin's discharge structure. PPL is continuing to work with the Pennsylvania DEP and other appropriate agencies and consultants to assess the extent of the environmental damage caused by the ash in the discharged water and to remediate the damage. PPL shut down the two coal-fired generating units in August 2005 and placed the units back in service in December 2005 after completing the repairs and upgrades to the basin and obtaining the Pennsylvania DEP's approval.

On September 20, 2005, PPL Martins Creek and the Pennsylvania DEP were served with notice by the Delaware Riverside Conservancy and several citizens of their intention to file a citizens' suit on the basis that the leak from the disposal basin at Martins Creek allegedly violated various state and federal laws. The Pennsylvania DEP subsequently filed a complaint in Commonwealth court against PPL Martins Creek and PPL Generation, alleging violations of various state laws and regulations and seeking penalties and injunctive relief. The Delaware Riverside Conservancy and several citizens have filed a motion to intervene in the Pennsylvania DEP's action, which motion includes a class action complaint alleging that the fly ash spill caused damages to property along a 40-mile stretch of the Delaware River. PPL has objected to the intervention by certain of the intervenors and both PPL and the Pennsylvania DEP have objected to the purported class action suit. PPL intends to engage in settlement discussions to resolve the Pennsylvania DEP action.

At this time, PPL has no reason to believe that the Martins Creek leak has caused any danger to human health or any adverse biological impact on the river aquatic life. However, a group of natural resource trustees, along with the Delaware River Basin Commission, has been conducting an assessment of any natural resource damages that could have been caused by the Martins Creek leak. PPL expects the trustees and the Delaware River Basin Commission to seek to recover their costs as well as any damages they determine were caused by the leak. PPL cannot predict when the assessment will be completed but does not expect it to be completed before the end of 2006.

PPL Energy Supply recognized a $33 million charge in the third quarter of 2005 and an additional $15 million charge in the fourth quarter of 2005 (or a total of $31 million after tax, or $0.08 per share for PPL) in connection with the current expected on-site and off-site costs relating to the leak. Approximately $41 million of the total charge, or $27 million after tax, relates to the off-site costs, and the balance of the total charge, $7 million, or $4 million after tax, relates to the on-site costs. The pre-tax accrual of $48 million was included in "Other operation and maintenance" on the Statement of Income. PPL and PPL Energy Supply cannot predict the final cost of assessment and remediation of the leak, the outcome of the action initiated by the Pennsylvania DEP, the outcome of the natural resource damage assessment, and the exact nature of any other regulatory or other legal actions that may be initiated against PPL, PPL Energy Supply or their subsidiaries as a result of the disposal basin leak. PPL and PPL Energy Supply also cannot predict the extent of the fines or damages that may be sought in connection with any such actions or the ultimate financial impact on PPL or PPL Energy Supply.

Seepages have been detected at active and retired wastewater basins at various PPL plants, including the Montour, Brunner Island and Martins Creek generating facilities. PPL has completed an assessment of some of the seepages at the Montour and Brunner Island facilities and is working with the Pennsylvania DEP to implement abatement measures for those seepages. PPL is continuing to conduct assessments of other seepages at the Montour and Brunner Island facilities as well as seepages at the Martins Creek facility to determine the appropriate abatement actions. PPL plans to comprehensively address issues related to wastewater basins at all of its Pennsylvania plants, as part of the process to renew the residual waste permits for these basins that expire within the next three years. The cost of addressing seepages at PPL's Pennsylvania plants is not now determinable, but could be significant.

In May 2003, approximately 50 plaintiffs brought an action now pending at the Montana Sixteenth Judicial District Court, Rosebud County, against PPL Montana and the other owners of the Colstrip plant alleging property damage from seepage from the freshwater and wastewater ponds at Colstrip. PPL Montana has undertaken certain groundwater investigation and remediation measures at the Colstrip plant to address groundwater contamination alleged by the plaintiffs as well as other groundwater contamination at the plant. These measures include offering to extend city water to certain residents who live near the plant, some of whom are plaintiffs in the litigation. Beyond the original estimated reserve of $1 million recorded by PPL Montana in 2004 (of which only an insignificant amount remains at December 31, 2005) for a proposed settlement of the property damage claims raised in the litigation, for extending city water and for a portion of the remedial investigation costs, PPL Montana may incur further costs based on its additional groundwater investigations and any related remedial measures, which costs are not now determinable, but could be significant.

The Pennsylvania DEP has stated that the temperature of the cooling water discharge at the Brunner Island plant must be lowered. The Pennsylvania DEP has also stated that it believes the plant is in violation of a permit condition prohibiting the discharge from changing the river temperature by more than two degrees per hour. PPL is discussing these matters with the agency. Depending on the outcome of these discussions, the plant could be subject to additional capital and operating costs that are not now determinable, but could be significant. In early January, PPL received notice from PennFuture (an environmental citizens organization) that they intended to sue PPL for alleged violations of the permit condition that prohibits the discharge from changing the river temperature by more than two degrees per hour. PPL cannot predict the outcome of this potential citizens' suit.

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

Superfund and Other Remediation

(PPL, PPL Energy Supply and PPL Electric)

In 1995, PPL Electric and PPL Generation and, in 1996, PPL Gas Utilities entered into consent orders with the Pennsylvania DEP to address a number of sites that were not being addressed under another regulatory program such as Superfund, but for which PPL Electric, PPL Generation or PPL Gas Utilities may be liable for remediation. This may include potential PCB contamination at certain PPL Electric substations and pole sites; potential contamination at a number of coal gas manufacturing facilities formerly owned or operated by PPL Electric; oil or other contamination that may exist at some of PPL Electric's former generating facilities; and potential contamination at abandoned power plant sites owned by PPL Generation. This may also include former coal gas manufacturing facilities and potential mercury contamination from gas meters and regulators at PPL Gas Utilities' sites.

Since the PPL Electric Consent Order expired on January 31, 2005, and since only four sites remained, PPL has negotiated a new consent order and agreement (COA) with the Pennsylvania DEP that combines both PPL Electric's and PPL Gas Utilities' consent orders into one single agreement. As of December 31, 2005, PPL Electric and PPL Gas Utilities have 144 sites to address under the new combined COA. Additional sites formerly owned or operated by PPL Electric, PPL Generation or PPL Gas Utilities are added to the consent orders on a case-by-case basis.

At December 31, 2005, PPL Electric and PPL Gas Utilities had accrued approximately $2 million and $6 million, respectively, representing the estimated amounts each will have to spend for site remediation, including those sites covered by each company's consent orders mentioned above. Depending on the outcome of investigations at sites where investigations have not begun or have not been completed, the costs of remediation and other liabilities could be substantial. PPL and its subsidiaries also could incur other non-remediation costs at sites included in the consent orders or other contaminated sites, the costs of which are not now determinable, but could be significant.

The Pennsylvania DEP has raised concerns regarding potential leakage of natural gas from the Tioga gas storage field owned by PPL Gas Utilities. The Pennsylvania DEP believes gas is leaking from the storage field and causing methane impacts to nearby residential wells. While PPL Gas has no evidence to confirm or deny the Pennsylvania DEP's position, PPL Gas Utilities has initiated a plan to identify and address potential sources of gas leakage from the field. PPL Gas Utilities is discussing the matter with the operator of the field and with the Pennsylvania DEP.

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

(PPL and PPL Energy Supply)

Under the Pennsylvania Clean Streams Law, subsidiaries of PPL Generation are obligated to remediate acid mine drainage at former mine sites and may be required to take additional measures to prevent potential acid mine drainage at previously capped refuse piles. One PPL Generation subsidiary is pumping and treating mine water at two mine sites. Another PPL Generation subsidiary is installing passive wetlands treatment at a third site, and the Pennsylvania DEP has suggested that it may require that PPL Generation subsidiary to pump and treat the mine water at that third site. At December 31, 2005, a PPL Energy Supply subsidiary had accrued $28 million to cover the costs of pumping and treating groundwater at the two mine sites for 50 years and for operating and maintaining passive wetlands treatment at the third site.

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

Electric and Magnetic Fields (PPL, PPL Energy Supply and PPL Electric)

Concerns have been expressed by some members of the public regarding potential health effects of power frequency EMFs, which are emitted by all devices carrying electricity, including electric transmission and distribution lines and substation equipment. Government officials in the U.S. and the U.K. have reviewed this issue. The U.S. National Institute of Environmental Health Sciences concluded in 2002 that, for most health outcomes, there is no evidence of EMFs causing adverse effects. The agency further noted that there is some epidemiological evidence of an association with childhood leukemia, but that this evidence is difficult to interpret without supporting laboratory evidence. The U.K. National Radiological Protection Board concluded in 2004 that, while the research on EMFs does not provide a basis to find that EMFs cause any illness, there is a basis to consider precautionary measures beyond existing exposure guidelines. PPL and its subsidiaries believe the current efforts to determine whether EMFs cause adverse health effects should continue and are taking steps to reduce EMFs, where practical, in the design of new transmission and distribution facilities. PPL and its subsidiaries are unable to predict what effect, if any, the EMF issue might have on their operations and facilities either in the U.S. or abroad, and the associated cost, or what, if any, liabilities they might incur related to the EMF issue.

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

Other

Nuclear Insurance (PPL and PPL Energy Supply)

PPL Susquehanna is a member of certain insurance programs that provide coverage for property damage to members' nuclear generating stations. Facilities at the Susquehanna station are insured against property damage losses up to $2.75 billion under these programs. PPL Susquehanna is also a member of an insurance program that provides insurance coverage for the cost of replacement power during prolonged outages of nuclear units caused by certain specified conditions. Under the property and replacement power insurance programs, PPL Susquehanna could be assessed retroactive premiums in the event of the insurers' adverse loss experience. At December 31, 2005, this maximum assessment was about $38 million.

In the event of a nuclear incident at the Susquehanna station, PPL Susquehanna's public liability for claims resulting from such incident would be limited to about $10.8 billion under provisions of The Price Anderson Act Amendments under the Energy Policy Act of 2005. PPL Susquehanna is protected against this liability by a combination of commercial insurance and an industry assessment program. In the event of a nuclear incident at any of the reactors covered by The Price Anderson Act Amendments under the Energy Policy Act of 2005, PPL Susquehanna could be assessed up to $201 million per incident, payable at $30 million per year.

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

(PPL, PPL Energy Supply and PPL Electric)

PPL, PPL Energy Supply and PPL Electric provide certain guarantees that are required to be disclosed in accordance with FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34." The table below details guarantees provided as of December 31, 2005.

	Recorded Liability at		Exposure at
	December 31,		December 31,	Expiration
	2005	2004	2005 (a)	Date	Description

PPL

Residual value guarantees of leased equipment			$10	2006	(c)

PPL Energy Supply (b)

WPD LLP guarantee of obligations under SIUK Capital Trust I preferred securities			82	2027
WPD LLP guarantees all of the obligations of SIUK Capital Trust I, an unconsolidated wholly owned financing subsidiary of WPD LLP, under its trust preferred securities. The exposure at December 31, 2005, reflects principal payments only. See Note 22 for further discussion.

Letters of credit issued on behalf of affiliates			7	2007
Standby letter of credit arrangements under PPL Energy Supply's $300 million five-year credit facility for the purposes of protecting various third parties against nonperformance by PPL and PPL Gas Utilities. This is not a guarantee of PPL on a consolidated basis.

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

Retroactive premiums under nuclear insurance programs			38
PPL Susquehanna is contingently obligated to pay this amount related to potential retroactive premiums that could be assessed under its nuclear insurance programs. See "Nuclear Insurance" for additional information.

Nuclear claims under The Price-Anderson Act Amendments under The Energy Policy Act of 2005			201		This is the maximum amount PPL Susquehanna could be assessed for each incident at any of the nuclear reactors covered by this Act. See "Nuclear Insurance" for additional information.

Contingent purchase price payments to former owners of synfuel projects		$11	33	2007
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

Residual value guarantees of leased equipment			3	2006	(c)

Indemnifications for entities in liquidation			262	2008 to 2012
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

WPD guarantee of pension and other obligations of unconsolidated entities	$4		41	2017
As a result of the privatization of the utility industry in the U.K., certain electric associations' roles and responsibilities were discontinued or modified. As a result, certain obligations, primarily pension-related, associated with these organizations have been guaranteed by the participating members. Costs are allocated to the members based on predetermined percentages as outlined in specific agreements. However, if a member becomes insolvent, costs can be reallocated to and are guaranteed by the remaining members. At December 31, 2005, WPD has recorded an estimated discounted liability based on its current allocated percentage of the total expected costs. Neither the expiration date nor the maximum amount of potential payments for certain obligations is explicitly stated in the related agreements. Therefore, they have been estimated based on the types of obligations.

Tax indemnification related to unconsolidated WPD affiliates			9	2012
Two WPD unconsolidated affiliates were refinanced during the year. Under the terms of the refinancing, WPD has indemnified the lender against certain tax and other liabilities. At this time, WPD believes that the likelihood of such liabilities arising is remote.

WPD guarantee of an unconsolidated entity's lease obligations			1	2008	The maximum potential amount of future payments is not explicitly stated in the related agreements.

Indemnifications related to the sale of the Sundance plant	1		(d)	(d)
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

	Recorded Liability at		Exposure at
	December 31,		December 31,	Expiration
	2005	2004	2005 (a)	Date	Description

PPL Electric (b)

Guarantee of a portion of an unconsolidated entity's debt			7	2008	The exposure at December 31, 2005, reflects principal payments only.

Residual value guarantees of leased equipment		1	72	2006	(c)

(a)	Represents the estimated maximum potential amount of future payments that could be required to be made under the guarantee.
(b)	Other than the letters of credit, all guarantees of PPL Energy Supply and PPL Electric also apply to PPL on a consolidated basis.
(c)
PPL Services, PPL Montana and PPL Electric lease certain equipment under master operating lease agreements. The term for each piece of equipment leased by PPL Services and PPL Montana is one year, after which time the lease may be extended from month-to-month until terminated. The term for each piece of equipment leased by PPL Electric ranges from one to three years, after which time the lease term may be extended for certain equipment either (i) from month-to-month until terminated or (ii) for up to two additional years. Under these lease arrangements, PPL Services, PPL Montana and PPL Electric provide residual value guarantees to the lessors. PPL Services, PPL Montana and PPL Electric generally could be required to pay the guaranteed residual value of the leased equipment if the proceeds received from the sale of a piece of equipment upon termination of the lease are less than the expected residual value of the equipment. These guarantees generally expire within one year, unless the lease terms are extended. The liability recorded is included in "Other current liabilities" on the Balance Sheet. Although the expiration date noted is 2006, equipment of similar value is generally leased and guaranteed on an ongoing basis.

(d)
PPL Energy Supply's maximum exposure with respect to these indemnifications and the expiration of the indemnifications cannot be estimated because, in the case of certain of the indemnification provisions, the maximum potential liability is not capped by the transaction documents, and the expiration date is based on the applicable statute of limitations.

PPL, PPL Energy Supply and PPL Electric and their subsidiaries provide other miscellaneous guarantees through contracts entered into in the normal course of business. These guarantees are primarily in the form of various indemnifications or warranties related to services or equipment and vary in duration. The obligated amounts of these guarantees often are not explicitly stated, and the overall maximum amount of the obligation under such guarantees cannot be reasonably estimated. Historically, PPL, PPL Energy Supply and PPL Electric and their subsidiaries have not made any significant payments with respect to these types of guarantees. As of December 31, 2005, the aggregate fair value of these indemnifications related to arrangements entered into subsequent to December 31, 2002, was insignificant. Among these guarantees are:

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

•
In connection with certain of their credit arrangements, the companies provide the creditors or credit arrangers with indemnification that is standard for each particular type of transaction. For instance, under the credit agreement for the asset-backed commercial paper program, PPL Electric and its special purpose subsidiary have agreed to indemnify the commercial paper conduit, the sponsoring financial institution and the liquidity banks for damages incurred by such parties arising from, among other things, a breach by PPL Electric or the subsidiary of their various representations, warranties and covenants in the credit agreement, PPL Electric's activities as servicer with respect to the pledged accounts receivable and any dispute by PPL Electric's customers with respect to payment of the accounts receivable.

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

PPL, on behalf of itself and certain of its subsidiaries, maintains insurance that covers liability assumed under contract for bodily injury and property damage. The coverage requires a $4 million deductible per occurrence and provides maximum aggregate coverage of approximately $175 million. This insurance may be applicable to certain obligations under the contractual arrangements discussed above.

15.  Related Party Transactions

Affiliate Trust (PPL and PPL Energy Supply)

At both December 31, 2005, and 2004, PPL's and PPL Energy Supply's Balance Sheets reflect $89 million of "Long-term Debt with Affiliate Trust." This debt represents obligations of PPL Energy Supply under 8.23% subordinated debentures maturing in February 2027 that are held by SIUK Capital Trust I, which is a variable interest entity whose common securities are owned by PPL Energy Supply but which is not consolidated by PPL Energy Supply. Interest expense on this obligation was $12 million in 2005, $11 million in 2004 and $5 million in 2003. This interest is reflected in "Interest Expense" for PPL and "Interest Expense with Affiliates" for PPL Energy Supply on the Statement of Income. See Note 22 for additional information.

PLR Contracts (PPL Energy Supply and PPL Electric)

PPL Electric has power sales agreements with PPL EnergyPlus, effective July 2000 and January 2002, to supply all of PPL Electric's PLR load through 2009. Under these contracts, PPL EnergyPlus provides electricity at the predetermined capped prices that PPL Electric is authorized to charge its PLR customers. These purchases totaled $1.6 billion in 2005, $1.5 billion in 2004 and $1.4 billion in 2003. These purchases include nuclear decommissioning recovery and amortization of an up-front contract payment and are included in the Statement of Income as "Energy purchases from affiliate" by PPL Electric, and as "Wholesale energy marketing to affiliate" by PPL Energy Supply.

Under one of the PLR contracts, PPL Electric is required to make performance assurance deposits with PPL EnergyPlus when the market price of electricity is less than the contract price by more than its contract collateral threshold. Conversely, PPL EnergyPlus is required to make performance assurance deposits with PPL Electric when the market price of electricity is greater than the contract price by more than its contract collateral threshold. PPL Electric estimated that at December 31, 2005, the market price of electricity would exceed the contract price by approximately $4.2 billion. Accordingly, at December 31, 2005, PPL Energy Supply was required to provide PPL Electric with performance assurance of $300 million, the maximum amount required under the contract. PPL Energy Supply's deposit with PPL Electric was $300 million at December 31, 2005 and 2004. This deposit is shown on the Balance Sheet as "Collateral on PLR energy supply to/from affiliate," a current asset of PPL Energy Supply and a current liability of PPL Electric. PPL Electric pays interest equal to the one-month LIBOR plus 0.5% on this deposit, which is included in "Interest Expense with Affiliate" on the Statement of Income. PPL Energy Supply records this as interest income, which is included in "Other Income - net" on the Statement of Income.

In 2001, PPL Electric made a $90 million up-front payment to PPL EnergyPlus in connection with the PLR contracts. The up-front payment is being amortized by both parties over the term of the PLR contracts. The unamortized balance of this payment and other payments under the contract was $47 million at December 31, 2005, and $58 million at December 31, 2004. These current and noncurrent balances are reported on the Balance Sheet as "Prepayment on PLR energy supply from affiliate" by PPL Electric and as "Deferred revenue on PLR energy supply to affiliate" by PPL Energy Supply.

NUG Purchases (PPL Energy Supply and PPL Electric)

PPL Electric has a reciprocal contract with PPL EnergyPlus to sell electricity purchased under contracts with NUGs. PPL Electric purchases electricity from the NUGs at contractual rates and then sells the electricity at the same price to PPL EnergyPlus. These purchases totaled $148 million in 2005, $154 million in 2004 and $152 million in 2003. These amounts are included in the Statement of Income as "Wholesale electric to affiliate" by PPL Electric, and as "Energy purchases from affiliate" by PPL Energy Supply.

Allocations of Corporate Service Costs (PPL Energy Supply and PPL Electric)

PPL Services provides corporate functions such as financial, legal, human resources and information services. PPL Services bills the respective PPL subsidiaries for the cost of such services when they can be specifically identified. The cost of these services that is not directly charged to PPL subsidiaries is allocated to certain of the subsidiaries based on an average of the subsidiaries' relative invested capital, operation and maintenance expenses, and number of employees. PPL Services allocated the following charges to PPL Energy Supply and PPL Electric.

	2005	2004	2003
Direct expenses

PPL Energy Supply	$108	$102	$94

PPL Electric	62	59	56

Overhead costs

PPL Energy Supply	75	69	63

PPL Electric	32	29	27

Intercompany Borrowings

(PPL Energy Supply)

PPL Energy Supply had no notes receivable from affiliates at December 31, 2005 and December 31, 2004. Interest earned on cash collateral and loans to affiliates, included in "Other Income - net" on the Statement of Income, was $15 million, $6 million and $16 million for 2005, 2004 and 2003.

In May 2004, PPL Energy Supply issued a $495 million note payable to an affiliate. There was no balance at December 31, 2005, and there was a balance of $495 million at December 31, 2004, which is shown on the Balance Sheet as "Note Payable to Affiliate," a long-term liability. PPL Energy Supply can borrow under the note until May 2010. Interest is payable monthly in arrears at LIBOR plus 1%. Interest expense on this note was $9 million and $8 million for 2005 and 2004. This interest is reflected in "Interest Expense with Affiliates" on the Statement of Income.

In late December 2005, PPL Energy Supply issued a $30 million demand note payable to an affiliate. At December 31, 2005, there was a balance of $8 million, which is shown on the Balance Sheet as "Note Payable to Affiliate", a current liability. Interest is payable monthly at a rate equal to LIBOR plus 1.5%. Interest on this note will be reflected in "Interest Expense with Affiliates" on the Statement of Income.

(PPL Electric)

In August 2004, a PPL Electric subsidiary made a $300 million demand loan to an affiliate, with interest due quarterly at a rate equal to the 3-month LIBOR plus 1.25%. This loan is shown on the Balance Sheet as "Note receivable from affiliate."

Interest earned on loans to affiliates, included in "Other Income - net" on the Statement of Income, was $14 million for 2005, and $3 million for both 2004 and 2003.

Trademark Royalties (PPL Energy Supply)

A PPL subsidiary owns PPL trademarks and bills certain affiliates for their use. PPL Energy Supply was allocated $31 million of this license fee in 2005, $34 million in 2004 and $39 million in 2003. These allocations of this license fee are primarily included in "Other Operation and Maintenance" on the Statement of Income.

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

16.  Other Income - Net

(PPL, PPL Energy Supply and PPL Electric)

The breakdown of "Other Income - net" was:

	2005	2004	2003
PPL

Other Income

Interest income - IRS settlement		$23

Other interest income	$23	16	$12

Sale of CEMAR (Note 9)		23

Equity earnings	3	3

Realized earnings on nuclear decommissioning trust (a)	5	(7)	20

Hyder-related activity			8

Reduction of reserves for receivables from Enron			10

Miscellaneous - Domestic	7	7	9

Miscellaneous - International	7	8	12

Total	45	73	71

Other Deductions

Impairment of investment in technology supplier (Note 9)		10

Asset valuation write-down			3

Charitable contributions	4	2	3

Realized loss on available-for-sale investment		6

Non-operating taxes, other than income	1	2	1

Miscellaneous - Domestic	6	6	4

Miscellaneous - International	5	8	5

Other Income - net	$29	$39	$55

(a)
2004 includes a $(10) million and a $(2) million adjustment to the realized earnings on the nuclear decommissioning trust recorded in 2003 and 2004, respectively. The adjustment was recorded in the fourth quarter of 2004, as the adjustment was not material to the financial statements for any affected periods in 2003 or 2004, or as recorded in the fourth quarter of 2004.

	2005	2004	2003
PPL Energy Supply

Other Income

Affiliated interest income	$15	$6	$16

Interest income - IRS settlement		15

Other interest income	14	10	8

Sale of CEMAR (Note 9)		23

Reduction of reserves for receivables from Enron			10

Realized earnings on nuclear decommissioning trust (a)	5	(7)	20

Equity earnings	4	4	4

Hyder-related activity			8

Miscellaneous - Domestic	3	5	9

Miscellaneous - International	7	8	12

Total	48	64	87

Other Deductions

Loss on sale of property			2

Asset valuation write-down			3

Non-operating taxes, other than income	1	2	2

Miscellaneous - Domestic	5	5	5

Miscellaneous - International	5	8	5

Other Income - net	$37	$49	$70

(a)
2004 includes a $(10) million and a $(2) million adjustment to the realized earnings on the nuclear decommissioning trust recorded in 2003 and 2004, respectively. The adjustment was recorded in the fourth quarter of 2004, as the adjustment was not material to the financial statements for any affected periods in 2003 or 2004, or as recorded in the fourth quarter of 2004.

	2005	2004	2003
PPL Electric

Other Income

Affiliated interest income	$14	$3	$3

Interest income - IRS settlement		8

Other interest income	7	5	4

Miscellaneous	2

Total	23	16	7

Other Deductions	2	1	1

Other Income - net	$21	$15	$6

17.  Derivative Instruments and Hedging Activities

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

•
interest rate risk associated with variable-rate debt and the fair value of fixed-rate debt used to finance operations, as well as the fair value of debt securities invested in by PPL Energy Supply's nuclear decommissioning trust funds;

•	foreign currency exchange rate risk associated with investments in affiliates in Latin America and Europe, as well as purchases of equipment in currencies other than U.S. dollars; and
•	equity securities price risk associated with the fair value of equity securities invested in by PPL Energy Supply's nuclear decommissioning trust funds.

PPL has a risk management policy approved by the Board of Directors to manage market risk and counterparty credit risk. The RMC, comprised of senior management and chaired by the Vice President-Risk Management, oversees the risk management function. Key risk control activities designed to ensure compliance with the risk policy and detailed programs include, but are not limited to, credit review and approval, validation of transactions and market prices, verification of risk and transaction limits, sensitivity analyses, and daily portfolio reporting, including open positions, mark-to-market valuations, and other risk measurement metrics.

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

PPL and PPL Energy Supply did not recognize significant gains or losses resulting from hedges of firm commitments that no longer qualified as fair value hedges for 2005, 2004 or 2003.

PPL and PPL Energy Supply also did not recognize any gains or losses resulting from the ineffective portion of fair value hedges for these years.

Cash Flow Hedges

PPL and PPL Energy Supply enter into financial and physical contracts, including forwards, futures and swaps, to hedge the price risk associated with electric, gas and oil commodities. These contracts range in maturity through 2010. Additionally, PPL and PPL Energy Supply enter into financial interest rate swap contracts to hedge interest expense associated with both existing and anticipated debt issuances. These interest rate swap contracts range in maturity through 2016 for PPL. PPL Energy Supply was not a party to any financial interest rate swap contracts as of December 31, 2005. PPL and PPL Energy Supply also enter into foreign currency forward contracts to hedge the cash flows associated with foreign currency-denominated debt, the exchange rates associated with firm commitments denominated in foreign currencies and the net investment of foreign operations. These forward contracts range in maturity through 2028.

Net investment hedge activity is reported in the foreign currency translation adjustments component of other comprehensive income. PPL recorded net investment hedge losses, after tax, of $6 million and $7 million as of December 31, 2005 and 2004.

Cash flow hedges may be discontinued if it is probable that the original forecasted transaction will not occur by the end of the originally specified time period. There were no such events in 2005, and there was an insignificant impact from such an event in 2004. In 2003, PPL and PPL Energy Supply discontinued certain cash flow hedges, which resulted in the reclassification of $7 million of after-tax losses from other comprehensive income (reported in "Wholesale energy marketing" revenues, "Energy purchases" and "Interest Expense" on the Statement of Income).

Hedge ineffectiveness associated with energy derivatives did not have a significant impact in 2005, 2004 and 2003.

Ineffectiveness associated with interest rate and foreign currency derivatives also was not significant for 2005, 2004 and 2003.

As of December 31, 2005, the deferred net loss, after tax, on derivative instruments in "Accumulated other comprehensive income" expected to be reclassified into earnings during the next twelve months was $72 million and $67 million for PPL and PPL Energy Supply. Amounts are reclassified as the energy contracts go to delivery and interest payments are made.

This table shows the change in accumulated unrealized gains or losses on derivatives, after tax, in accumulated other comprehensive income.

	2005	2004
PPL
Beginning accumulated derivative gain (loss)	$(63)	$41

Net change associated with current period hedging activities and other	(160)	(209)

Net change from reclassification into earnings	(23)	105

Ending accumulated derivative loss	$(246)	$(63)

PPL Energy Supply
Beginning accumulated derivative gain (loss)	$(45)	$60

Net change associated with current period hedging activities and other	(162)	(204)

Net change from reclassification into earnings	(30)	99

Ending accumulated derivative loss	$(237)	$(45)

Accounting Designations

For energy contracts that meet the definition of a derivative, the circumstances and intent existing at the time that energy transactions are entered into determine their accounting designation, which is subsequently verified by an independent internal group on a daily basis. The following summarizes the electricity guidelines that have been provided to the marketers who are responsible for contract designation for derivative energy contracts in accordance with SFAS 133.

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

•
Physical capacity-only transactions to sell excess capacity from PPL's generation are considered "normal." These transactions are not recorded in the financial statements and have no earnings impact until delivery.

•	Any physical energy sale or purchase deemed to be a "market call" is considered speculative, with unrealized gains or losses recorded immediately through earnings.

•
Financial transactions, which can be settled in cash, cannot be considered "normal" because they do not require physical delivery. These transactions receive cash flow hedge treatment if they lock in the price PPL will receive or pay for energy expected to be generated or purchased in the spot market. Certain financial transactions, specifically FTRs, do not currently qualify for hedge treatment. Unrealized and realized gains and losses from FTRs that were entered into to offset probable transmission congestion expenses are recorded in "Energy purchases" on the Statement of Income.

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

In addition to energy-related transactions, PPL enters into financial interest rate and foreign currency swap contracts to hedge interest expense associated with both existing and anticipated debt issuances. PPL and PPL Energy Supply also enter into foreign currency swap contracts to hedge the fair value of firm commitments denominated in foreign currency and net investments in foreign operations. As with energy transactions, the circumstances and intent existing at the time of the transaction determine a contract's accounting designation, which is subsequently verified by an independent internal group on a daily basis. The following is a summary of certain guidelines that have been provided to PPL's finance department, which is responsible for contract designation.

•
Transactions to lock in an interest rate prior to a debt issuance can be designated as cash flow hedges. Any unrealized gains or losses on transactions receiving cash flow hedge treatment are recorded in other comprehensive income and are amortized as a component of interest expense over the life of the debt.

•
Transactions entered into to hedge fluctuations in the value of existing debt can be designated as fair value hedges. To the extent that the change in the fair value of the derivative offsets the change in the fair value of the existing debt, there is no earnings impact, as both changes are reflected in interest expense. Realized gains and losses over the life of the hedge are reflected in interest expense.

•
Transactions entered into to hedge the value of a net investment of foreign operations can be designated as net investment hedges. To the extent that the derivatives are highly effective at hedging the value of the net investment, gains and losses are recorded in other comprehensive income/loss and will not be recorded in earnings until the investment is disposed of.

•	Derivative transactions that do not qualify for hedge accounting treatment are marked to market through earnings.

Related Implementation Issues

In November 2003, the FASB revised the guidance in DIG Issue C15, "Scope Exceptions: Normal Purchases and Normal Sales Exception for Certain Option-Type Contracts and Forward Contracts in Electricity," to clarify the application of derivative accounting rules for contracts that may involve capacity. The guidance was effective January 1, 2004, for PPL and did not have a significant impact on its financial statements.

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

PPL and PPL Energy Supply adopted the final provisions of EITF 03-11, "Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to FASB Statement No. 133 and Not 'Held for Trading Purposes' as Defined in Issue No. 02-3," prospectively as of October 1, 2003. As a result of this adoption, non-trading bilateral sales of electricity at major market delivery points are netted with purchases that offset the sales at those same delivery points. A major market delivery point is any delivery point with liquid pricing available. The impact of adopting EITF 03-11 was a reduction in both "Wholesale energy marketing" revenues and "Energy purchases" by $290 million in PPL's and PPL Energy Supply's Statements of Income for the year ended December 31, 2005, and a reduction of $277 million and $105 million for the years ended December 31, 2004 and December 31, 2003, respectively.

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

PPL and PPL Energy Supply have credit exposures to energy trading partners. The majority of these exposures are the mark-to-market value of multi-year contracts for energy sales and purchases. Therefore, if these counterparties fail to perform their obligations under such contracts, PPL and PPL Energy Supply would not experience an immediate financial loss but would experience lower revenues or higher costs in future years to the extent that replacement sales or purchases could not be made at the same prices as those under the defaulted contracts.

At December 31, 2005, PPL had a credit exposure of $559 million to energy trading partners. Ten counterparties accounted for 72% of this exposure. No other individual counterparty accounted for more than 2% of the exposure. Nine of the ten counterparties had an investment grade credit rating from S&P. One counterparty was not investment grade but was current on its obligations and has posted collateral in the form of a letter of credit equal to PPL's exposure.

At December 31, 2005, PPL Energy Supply had a credit exposure of $554 million to energy trading partners. Ten counterparties accounted for 72% of this exposure. No other individual counterparty accounted for more than 2% of the exposure. Nine of the ten counterparties had an investment grade credit rating from S&P. One counterparty was not investment grade but was current on its obligations and has posted collateral in the form of a letter of credit equal to PPL Energy Supply's exposure.

PPL and PPL Energy Supply generally have the right to request collateral from their counterparties in the event that the counterparties' credit ratings fall below investment grade. It is also the policy of PPL and PPL Energy Supply to enter into netting agreements with all of their counterparties to minimize credit exposure.

(PPL Electric)

Prior to 2004, PPL Energy Supply had an exposure to PPL Electric under the long-term contract for PPL EnergyPlus to provide PPL Electric's PLR load. However, beginning in 2004, increases in electricity prices reversed this position. PPL Electric estimates that, at December 31, 2005, the market price of electricity would exceed the contract price by approximately $4.2 billion. In accordance with the terms of one of the PLR contracts, PPL Energy Supply provided PPL Electric with cash collateral in the amount of $300 million, the maximum amount required under the contract. This is the only credit exposure for PPL Electric that has a mark-to-market element. No other counterparty accounts for more than 1% of PPL Electric's total exposure.

18.  Restricted Cash

(PPL, PPL Energy Supply and PPL Electric)

The following table details the components of restricted cash by reporting entity and by type.

	December 31, 2005

	PPL	PPL Energy Supply	PPL Electric
Current:

Collateral for letters of credit (a)	$42		$42

Deposits for trading purposes with NYMEX broker	29	$29

Counterparty collateral	9	9

Client deposits	12

Miscellaneous	1	1

Restricted cash - current	93	39	42

Noncurrent:

Required deposits of WPD (b)	16	16

PPL Transition Bond Company Indenture reserves (c)	32		32

Restricted cash - noncurrent	48	16	32

Total restricted cash	$141	$55	$74

	December 31, 2004

	PPL	PPL Energy Supply	PPL Electric
Current:

Collateral for letters of credit (a)	$42		$42

Client deposits	5

Miscellaneous	3	$3

Restricted cash - current	50	3	42

Noncurrent:

Required deposits of WPD (b)	37	37

PPL Transition Bond Company Indenture reserves (c)	22		22

Restricted cash - noncurrent	59	37	22

Total restricted cash	$109	$40	$64

(a)
A deposit with a financial institution of funds from the asset-backed commercial paper program to fully collateralize $42 million of letters of credit. See Note 8 for further discussion on the asset-backed commercial paper program.

(b)	Includes insurance reserves of $15 million and $37 million at December 31, 2005 and 2004.
(c)	Credit enhancement for PPL Transition Bond Company's $2.4 billion Series 1999-1 Bonds to protect against losses or delays in scheduled payments.

19.  Goodwill and Other Acquired Intangible Assets

Goodwill (PPL and PPL Energy Supply)

Goodwill by segment at December 31 was:

	2005	2004	2003

Supply	$94	$94	$93

International Delivery	921	978	920

PPL Energy Supply	1,015	1,072	1,013

Pennsylvania Delivery	55	55	55

PPL	$1,070	$1,127	$1,068

In 2005, the decrease of $57 million in the International Delivery segment was attributable to a decrease of $60 million due to the effect of changes in foreign currency exchange rates, offset by $3 million of adjustments pursuant to EITF Issue 93-7, "Uncertainties Related to Income Taxes in a Purchase Business Combination."

In 2004, the increase of $58 million in the International Delivery segment was attributable to an increase of $93 million due to the effect of changes in foreign currency exchange rates, offset by $35 million consisting primarily of adjustments pursuant to EITF Issue No. 93-7.

In December 2003, the PPL Global Board of Managers authorized the sale of its investment in a Latin American telecommunications company. As a result of this decision, PPL Global wrote off $6 million of goodwill in 2003.

Other Acquired Intangible Assets

(PPL)

The carrying amount and the accumulated amortization of acquired intangible assets were:

	December 31, 2005		December 31, 2004

	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization

Land and transmission rights	$279	$104	$284	$99

Emission allowances	176		78

Easements	55		56

Licenses and other	83	27	67	11

	$593	$131	$485	$110

Current intangible assets are included in "Current Assets - Other," and long-term intangible assets are included in "Other acquired intangibles" on the Balance Sheet.

Amortization expense was approximately $8 million for 2005 and $6 million for 2004 and 2003. Amortization expense is estimated at $9 million per year for 2006 through 2010.

(PPL Energy Supply)

The carrying amount and the accumulated amortization of acquired intangible assets were:

	December 31, 2005		December 31, 2004

	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization

Land and transmission rights	$65	$19	$69	$17

Emission allowances	176		78

Easements	55		56

Licenses and other	83	27	67	11

	$379	$46	$270	$28

Current intangible assets are included in "Current Assets - Other," and long-term intangible assets are included in "Other acquired intangibles" on the Balance Sheet.

Amortization expense was approximately $4 million for 2005, $3 million for 2004 and $2 million for 2003. Amortization expense is estimated at $5 million per year for 2006 through 2010.

(PPL Electric)

The carrying amount and the accumulated amortization of acquired intangible assets were:

	December 31, 2005		December 31, 2004

	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization

Land and transmission rights	$195	$81	$196	$79

Intangible assets are shown as "Acquired intangibles" on the Balance Sheet.

Amortization expense was approximately $2 million for 2005, $3 million for 2004 and $2 million for 2003. Amortization expense is estimated at $2 million per year for 2006 through 2010.

20.  Workforce Reduction

(PPL and PPL Electric)

In an effort to improve operational efficiency and reduce costs, PPL and its subsidiaries commenced a workforce reduction assessment in June 2002. The program was broad-based and impacted all employee groups, except certain positions that are key to providing high-quality service to PPL's electricity delivery customers.

PPL and PPL Electric recorded a final charge of $9 million, or $5 million after tax, in 2003. This final charge included employee terminations associated with implementation of the Automated Meter Reading project.

The program provided primarily for enhanced early retirement benefits and/or one-time special pension separation allowances based on an employee's age and years of service. These features of the program were paid from the PPL Retirement Plan pension trust. All of the accrued non-pension benefits have been paid.

21.  Asset Retirement Obligations and Nuclear Decommissioning

Asset Retirement Obligations

(PPL and PPL Energy Supply)

In connection with the adoption of SFAS 143, "Accounting for Asset Retirement Obligations," effective January 1, 2003, PPL and PPL Energy Supply recorded a cumulative effect of adoption that increased net income by $63 million (net of tax of $44 million), or $0.18 per share.

PPL and PPL Energy Supply identified various legal obligations to retire long-lived assets, the largest of which relates to the decommissioning of the Susquehanna plant. PPL and PPL Energy Supply identified and recorded other AROs related to significant interim retirements at the Susquehanna plant, and various environmental requirements for coal piles, ash basins and other waste basin retirements at Susquehanna and other facilities.

PPL and PPL Energy Supply also identified legal retirement obligations that could not be reasonably estimated at that time. These items included requirements associated with the retirement of a reservoir and certain transmission assets. These retirement obligations could not be reasonably estimated due to indeterminable settlement dates.

In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143." FIN 47 clarifies that an entity is required to recognize a liability for the fair value of a conditional ARO when incurred if the fair value of the ARO can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an ARO.

PPL and PPL Energy Supply adopted FIN 47 effective December 31, 2005. Adoption of the new guidance resulted in an increase in net PP&E of $4 million, recognition of AROs of $17 million, recognition of deferred tax assets of $5 million and a cumulative effect of adoption that decreased net income by $8 million (net of tax of $6 million), or $0.02 per share.

PPL and PPL Energy Supply identified several conditional AROs. The most significant of these related to the removal and disposal of asbestos-containing material at various generation plants. The fair value of the portion of these obligations that could be reasonably estimated was recorded at December 31, 2005, and resulted in AROs of $14 million and a cumulative effect of adoption that decreased net income by $8 million.

Also, PPL Global identified and recorded conditional AROs that related to treated wood poles and fluid-filled cable, which had an insignificant impact on the financial statements.

In addition to the AROs that were recorded for asbestos-containing material, PPL and PPL Energy Supply identified other asbestos-related obligations, but were unable to reasonably estimate their fair values. These retirement obligations could not be reasonably estimated due to their indeterminable settlement dates. The generation plants, where significant amounts of asbestos-containing material are located, have been well maintained, and large capital and environmental investments are being made at these plants. During the last five years, the useful lives of the plants have been reviewed and in most cases significantly extended. See Note 1 for further discussion related to the extension of the useful lives of these assets. Due to these circumstances, PPL management was unable to reasonably estimate a settlement date or range of settlement dates for the remediation of all of the asbestos-containing material at the generation plants. If economic events or other circumstances change that enable PPL and PPL Energy Supply to reasonably estimate the fair value of these retirement obligations, they will be recorded at that time.

The changes in the carrying amounts of AROs were:

	2005	2004

ARO at beginning of year	$257	$242

Accretion expense	21	19

Obligations incurred:

Adoption of FIN 47	17

Other	3

Obligations settled		(4)

ARO at end of year	$298	$257

The pro forma ARO liability balances calculated as if FIN 47 had been adopted on January 1, 2003, would not have been significantly different than those calculated at December 31, 2005.

The pro forma income statement effects, including the effects on income from continuing operations, net income, and basic and diluted EPS, from the application of FIN 47 calculated as if it had been adopted prior to January 1, 2003, also would have been insignificant for 2003, 2004 and 2005.

(PPL Electric)

PPL Electric adopted SFAS 143 effective January 1, 2003, and FIN 47 effective December 31, 2005. PPL Electric did not record any AROs upon adoption of either of these standards.  PPL Electric identified legal retirement obligations for the retirement of certain transmission assets that could not be reasonably estimated at this time due to indeterminable settlement dates. These assets are located on rights-of-way that allow the grantor to require PPL Electric to relocate or remove the assets. Since this option is at the discretion of the grantor of the right-of-way, PPL Electric is unable to determine when this event may occur.

Nuclear Decommissioning (PPL and PPL Energy Supply)

The expected cost to decommission the Susquehanna plant is based on a 2002 site-specific study that estimated the cost to dismantle and decommission each unit immediately following final shutdown. PPL Susquehanna's 90% share of the total estimated cost of decommissioning the Susquehanna plant was approximately $936 million measured in 2002 dollars. This estimate includes decommissioning the radiological portions of the station and the cost of removal of non-radiological structures and materials.

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

Accretion expense, as determined under the provisions of SFAS 143, was $19 million in 2005, $18 million in 2004 and $16 million in 2003, and is included in "Other operation and maintenance" on the Statement of Income. Accrued nuclear decommissioning expenses, as determined under the provisions of SFAS 143, were $255 million and $236 million at December 31, 2005 and 2004, and are included in "Asset Retirement Obligations" on the Balance Sheet.

Amounts collected from PPL Electric's customers for decommissioning, less applicable taxes, are deposited in external trust funds for investment and can only be used for future decommissioning costs. To the extent that the actual costs for decommissioning exceed the amounts in the nuclear decommissioning trust funds, PPL Susquehanna would be obligated to fund 90% of the shortfall.

Investments in the trust funds for decommissioning the nuclear plant are classified as available-for-sale. The following tables show the fair values and gross unrealized gains and gross unrealized losses for the securities held in the trust funds.

	December 31, 2005

	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Cash and cash equivalents			$10

Equity securities	$85	$(2)	295

Debt securities

Government	1	(2)	119

Other			20

Total debt securities	1	(2)	139

Total	$86	$(4)	$444

	December 31, 2004

	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Cash and cash equivalents			$11

Equity securities	$70		279

Debt securities

Government	1	$(3)	102

Other			17

Total debt securities	1	(3)	119

Total	$71	$(3)	$409
At December 31, 2005, PPL Susquehanna's nuclear decommissioning trust funds contained investments with an aggregate unrealized loss position of approximately $4 million, of which $2 million was attributable to investments with an aggregate fair value of approximately $69 million that have been in a continuous unrealized loss position for less than 12 months and $2 million was attributable to investments with an aggregate fair value of approximately $40 million that have been in a continuous unrealized loss position for 12 months or longer. The equity securities' unrealized loss position consists of 132 investments with an aggregate fair value of $20 million and an average unrealized loss of 7%. The largest unrealized loss for any individual investment was $387 thousand, which represents a decrease in value of only 15%. The minor decline in the value of government securities is primarily due to the impact of interest rates, as such securities are essentially free of credit risk. Currently, PPL Susquehanna believes it is reasonable to expect these securities to recover from this temporary decline in value.

At December 31, 2004, PPL Susquehanna's nuclear decommissioning trust funds contained investments with an aggregate unrealized loss position of approximately $3 million, of which $1 million was attributable to investments with an aggregate fair value of approximately $56 million that had been in a continuous unrealized loss position for less than 12 months, and $2 million was attributable to investments with an aggregate fair value of approximately $29 million that had been in a continuous unrealized loss position for 12 months or longer. The minor decline in the value of government securities is primarily due to the impact of interest rates, as such securities are essentially free of credit risk.

Of the $139 million of government obligations and other debt securities held at December 31, 2005, $3 million mature within one year, $45 million mature after one year through five years, $43 million mature after five years through ten years and $48 million mature after ten years.

The following table shows proceeds from and realized gains and losses on sales of securities held in the trust.

	2005	2004	2003

Proceeds from sales	$223	$113	$140

Gross realized gains	10	3	14

Gross realized losses (a)	(12)	(17)	(3)

(a)	2004 includes a $(10) million adjustment to the net realized gains recorded in 2003. The adjustment was included in gross realized losses in this table.

The proceeds from the sales of securities are reinvested in the trust. These funds, along with deposits of amounts collected from customers, are used to pay income taxes and fees related to managing the trust. Due to the restricted nature of these investments, they are not included in cash and cash equivalents.

Net unrealized gains associated with current year activities increased accumulated other comprehensive income by:

	2005	2004	2003

Pre-tax	$12	$24	$41

After-tax	7	15	23

Net gains (losses) reclassified from accumulated other comprehensive income and realized in "Other Income - net" on the Statement of Income were:

	2005	2004	2003

Pre-tax	$(2)	$(14)	$11

After-tax	(1)	(8)	6

PPL Susquehanna intends to file with the NRC in 2006 for license renewals for each of the Susquehanna units to extend their expirations by 20 years, from 2022 to 2042 for Unit 1 and from 2024 to 2044 for Unit 2.

22.  Variable Interest Entities

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

(PPL and PPL Energy Supply)

Additional Entities Consolidated

In May 2001, a subsidiary of PPL Energy Supply entered into a lease arrangement, as lessee, for the development, construction and operation of commercial power generation facilities. The lessor was created for the sole purpose of owning the facilities and incurring the related financing costs. The $660 million operating lease arrangement covered the 450 MW gas-fired Sundance project located in Pinal County, Arizona and the 540 MW gas-fired University Park project near University Park, Illinois. These facilities were substantially complete in July 2002, at which time the initial lease term commenced. In June 2004, PPL Energy Supply subsidiaries purchased the Sundance and University Park generation assets from the lessor. In May 2005, a subsidiary of PPL Energy Supply completed the sale of its Sundance generation assets to Arizona Public Service Company. See Note 9 for further discussion of the sale.

In December 2001, another subsidiary of PPL Energy Supply entered into a $455 million operating lease arrangement, as lessee, for the development, construction and operation of a 582 MW gas-fired combined-cycle generation facility located in Lower Mt. Bethel Township, Northampton County, Pennsylvania. The lessor was created for the sole purpose of owning the facilities and incurring the related financing costs. The initial lease term commenced on the date of commercial operation, which occurred in May 2004, and ends in December 2013. The lease financing, which is included in "Long-term Debt," is secured by, among other things, the generation facility. At December 31, 2005 and 2004, the facility had a carrying value of $459 million and $470 million, net of accumulated depreciation and amortization of $25 million and $10 million, and was included in "Property, Plant and Equipment" and "Other acquired intangibles" on the Balance Sheet.

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

23.  New Accounting Standards

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

PPL and its subsidiaries adopted SFAS 123(R) effective January 1, 2006. PPL and its subsidiaries will not apply modified retrospective application to any periods prior to the date of adoption. The adoption of SFAS 123(R) is not expected to have a significant impact on PPL and its subsidiaries, since PPL and its subsidiaries adopted the fair value method of accounting for stock-based compensation, as described by SFAS 123, effective January 1, 2003.

SFAS 155

In February 2006, the FASB issued SFAS 155, "Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140." Among other items, SFAS 155 addresses certain accounting issues surrounding securitized financial assets and hybrid financial instruments with embedded derivatives that require bifurcation. PPL and its subsidiaries must adopt SFAS 155 no later than January 1, 2007. PPL and its subsidiaries are currently in the process of performing a complete assessment of SFAS 155. However, since PPL and its subsidiaries do not have any interests in securitized financial assets or hybrid financial instruments with embedded derivatives that require bifurcation, the impact from the adoption of SFAS 155 is not expected to be material.

FIN 47

See Note 21 for a discussion of FIN 47, "Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143," and the impact of its adoption.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(Millions of Dollars)

		Additions
	Balance at Beginning of Period	Charged to Income	Charged to Other Accounts	Deductions		Balance at End of Period
Reserves deducted from assets on the Balance Sheet

PPL Corporation
Uncollectible accounts including unbilled revenues (a)
2005	$89	$28	$2	$29		$90
2004	96	25	1	33		89
2003	112	31		47		96
Obsolete inventory - Materials and supplies
2005	2	2		2		2
2004	3	2		3		2
2003	1	3		1		3
Mark-to-market valuation reserves
2005	2	9				11
2004	4			2		2
2003	3		2	1		4
Deferred tax valuation allowance
2005	164		2	18		148
2004	293		24	153	(b)	164
2003	327	4	53	91		293

PPL Energy Supply, LLC
Uncollectible accounts including unbilled revenues (a)
2005	$70	$2		$5		$67
2004	71	1	$1	3		70
2003	88	5		22		71
Obsolete inventory - Materials and supplies
2005	2	2		2		2
2004	3	2		3		2
2003	1	3		1		3
Mark-to-market valuation reserves
2005	2	9				11
2004	4			2		2
2003	3		2	1		4
Deferred tax valuation allowance
2005	160		2	18		144
2004	288		24	152	(b)	160
2003	327	4	48	91		288

PPL Electric Utilities Corporation
Uncollectible accounts
2005	$18	$23	$1	$22		$20
2004	24	22		28		18
2003	23	24		23		24

(a)	Includes reserves for customer accounts receivable, California ISO, the Enron receivables and other.
(b)	Includes write-off of WPD $152 million acquired tax asset and associated 100% valuation allowance as it was determined that there was no likelihood of recovering the asset.

QUARTERLY FINANCIAL, COMMON STOCK PRICE AND DIVIDEND DATA (Unaudited)
PPL Corporation and Subsidiaries
(Millions of Dollars, except per share data)
	For the Quarters Ended (a)

	March 31	June 30	Sept. 30	Dec. 31
2005
Operating revenues as previously reported	$1,602	$1,476
Reclassification of Sundance discontinued operations (b)	(3)
Reclassification of energy-related business activity	1
Reclassification of a PJM expense		5
Reclassification related to net energy trading margins		(3)
Operating revenues	1,600	1,478	$1,643	$1,498
Operating income as previously reported	329
Reclassification of Sundance discontinued operations (b)	4
Reclassification of energy-related business activity	2
Operating income	335	331	386	294
Income from continuing operations as previously reported	168
Reclassification of Sundance discontinued operations (b)	2
Income from continuing operations	170	177	197	193
Loss from discontinued operations as previously reported
Reclassification of Sundance discontinued operations (b)	2
Loss from discontinued operations	2	49
Net income	168	128	197	185
Basic earnings per common share: (c)
Income from continuing operations	0.45	0.46	0.52	0.51
Net income	0.45	0.34	0.52	0.49
Diluted earnings per common share: (c)
Income from continuing operations	0.45	0.46	0.51	0.50
Net income	0.44	0.33	0.51	0.48
Dividends declared per common share (d)	0.23	0.23	0.25	0.25
Price per common share:
High	$27.95	$29.99	$33.51	$33.68
Low	25.52	26.13	29.75	28.25

2004
Operating revenues as previously reported	$1,519	$1,361
Reclassification of Sundance discontinued operations (b)	(1)
Reclassification of energy-related business activity	1
Reclassification related to net energy trading margins	(2)	(1)
Operating revenues	1,517	1,360	$1,454	$1,463
Operating income as previously reported	366
Reclassification of Sundance discontinued operations (b)	4
Reclassification of energy-related business activity	2
Operating income	372	302	383	343
Income from continuing operations as previously reported	178
Reclassification of Sundance discontinued operations (b)	4
Income from continuing operations	182	155	196	180
Loss from discontinued operations as previously reported	1
Reclassification of Sundance discontinued operations (b)	4
Loss from discontinued operations	5	7		3
Net income	177	148	196	177
Basic earnings per common share: (c)
Income from continuing operations	0.51	0.43	0.52	0.48
Net income	0.50	0.41	0.52	0.47
Diluted earnings per common share: (c)
Income from continuing operations	0.51	0.42	0.52	0.47
Net income	0.50	0.40	0.52	0.47
Dividends declared per common share (d)	0.205	0.205	0.205	0.205
Price per common share:
High	$23.62	$23.49	$24.20	$27.08
Low	21.37	19.92	22.35	23.57

(a)
Quarterly results can vary depending on, among other things, weather and the forward pricing of power. In addition, earnings in 2005 and 2004 were affected by unusual items. Accordingly, comparisons among quarters of a year may not be indicative of overall trends and changes in operations. Per share amounts have been adjusted to reflect PPL's 2-for-1 common stock split completed in August 2005.

(b)	In May 2005, a subsidiary of PPL Generation sold its Sundance plant. See Note 9 to the Financial Statements for further information.
(c)	The sum of the quarterly amounts may not equal annual earnings per share due to changes in the number of common shares outstanding during the year or rounding.
(d)
PPL has paid quarterly cash dividends on its common stock in every year since 1946. The dividends declared per share, as adjusted to reflect PPL's 2-for-1 common stock split, were $0.96 in 2005 and $0.82 in 2004. In February 2006, PPL announced an increase to its quarterly common stock dividend, payable April 1, 2006, to 27.5 cents per share (equivalent to $1.10 per annum). Future dividends, declared at the discretion of the Board of Directors, will be dependent upon future earnings, cash flows, financial requirements and other factors.

QUARTERLY FINANCIAL DATA (Unaudited)
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars)
	For the Quarters Ended (a)

	March 31	June 30	Sept. 30	Dec. 31
2005
Operating revenues as previously reported		$724
Reclassification of a PJM expense		5
Operating revenues	$819	729	$824	$791
Operating income	68	99	122	88
Income available to PPL Corporation	15	36	52	42

2004
Operating revenues	$773	$661	$704	$709
Operating income	102	51	58	48
Income available to PPL Corporation	33	3	15	23

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

PPL Corporation, PPL Energy Supply, LLC and PPL Electric Utilities Corporation

Effective March 3, 2006, following the solicitation process described below, PPL dismissed PricewaterhouseCoopers LLP (PwC) as the independent registered public accounting firm for PPL, PPL Energy Supply and PPL Electric. The registrants had previously announced that the Audit Committee of PPL's Board of Directors (the Audit Committee) had determined on November 10, 2005, that PwC would be dismissed as the registrants' independent registered public accounting firm effective upon the completion of its procedures regarding the financial statements of each of the registrants as of and for the year ended December 31, 2005, and this Form 10-K (in which such financial statements are included). PwC completed its procedures on March 3, 2006, coincident with the filing of this Form 10-K.

PwC's reports on the financial statements of the registrants for the fiscal years ended December 31, 2004 and 2005, did not contain any adverse opinion or a disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principle. During the fiscal years ended December 31, 2004 and 2005, and through March 3, 2006, (1) there were no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of PwC, would have caused PwC to make reference thereto in its reports on the financial statements of the registrants for such years, and (2) there have been no "reportable events" as defined in Item 304(a)(1)(v) of Regulation S-K.

Also as previously announced, on November 10, 2005, the Audit Committee appointed Ernst & Young LLP (Ernst & Young) as the independent registered public accounting firm for the registrants as of and for the fiscal year ending December 31, 2006. This appointment followed a solicitation and review process conducted by PPL pursuant to the Audit Committee's previously announced policy to solicit competitive proposals for audit services from independent accounting firms at least once every seven years. During the fiscal years ended December 31, 2004 and 2005, and prior to its engagement, (1) Ernst & Young had not been engaged as the principal accountant of the registrants to audit their financial statements or as an independent accountant to audit a significant subsidiary of the registrants, and (2) none of the registrants had consulted with Ernst & Young regarding (a) the application of accounting principles to any completed or proposed transaction, (b) the type of audit opinion that might be rendered on the registrants' financial statements for such periods, or (c) any other accounting, auditing or financial reporting matter described in Items 304(a)(2)(i) and (ii) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

PPL Corporation, PPL Energy Supply, LLC and PPL Electric Utilities Corporation

(a)	Evaluation of disclosure controls and procedures.

The registrants' principal executive officers and principal financial officers, based on their evaluation of the registrants' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) have concluded that, as of December 31, 2005, the registrants' disclosure controls and procedures are effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period for which this annual report has been prepared. The aforementioned principal officers have concluded that the disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officers, to allow for timely decisions regarding required disclosure.

(b)	Change in internal controls over financial reporting.

The registrants' principal executive officers and principal financial officers have concluded that there were no changes in the registrants' internal control over financial reporting during the registrants' fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the registrants' internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in "Internal Control - Integrated Framework," our management concluded that our internal control over financial reporting was effective as of December 31, 2005. Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, contained herein.

PPL Energy Supply, LLC and PPL Electric Utilities Corporation

Omitted since PPL Energy Supply and PPL Electric are not subject to the Sarbanes-Oxley 404 requirements for the year ended December 31, 2005.

ITEM 9B. OTHER INFORMATION

PPL Corporation, PPL Energy Supply, LLC and PPL Electric Utilities Corporation

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

PPL Corporation

Additional information for this item will be set forth in the sections entitled "Nominees for Directors," "Directors Continuing in Office," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Board Committees - Audit Committee" in PPL's 2006 Notice of Annual Meeting and Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 2005, and which information is incorporated herein by reference. There have been no changes to the procedures by which shareowners may recommend nominees to PPL's board of directors since the filing with the SEC of PPL's 2005 Notice of Annual Meeting and Proxy Statement. Information required by this item concerning the executive officers of PPL is set forth at the end of Part I of this report.

PPL has adopted a code of ethics entitled "Standards of Conduct and Integrity" that applies to all directors, managers, trustees, officers (including the principal executive officers, principal financial officers and principal accounting officers (each, a "principal officer")), employees and agents of PPL and PPL's subsidiaries for which it has operating control (including PPL Energy Supply and PPL Electric). The "Standards of Conduct and Integrity" are posted on PPL's Internet Web site: www.pplweb.com/about/corporate+governance, and are available in print to any shareholder who requests them. A description of any amendment to the "Standards of Conduct and Integrity" (other than a technical, administrative or other non-substantive amendment) will be posted on PPL's Internet Web site within four business days following the date of the amendment. In addition, if a waiver constituting a material departure from a provision of the "Standards of Conduct and Integrity" is granted to one of the principal officers, a description of the nature of the waiver, the name of the person to whom the waiver was granted and the date of the waiver will be posted on PPL's Internet Web site within four business days following the date of the waiver.

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

PPL Electric Utilities Corporation

Information for this item will be set forth in the sections entitled "Nominees for Directors" in PPL Electric's 2006 Notice of Annual Meeting and Information Statement, which will be filed with the SEC not later than 120 days after December 31, 2005, and which information is incorporated herein by reference. Information required by this item concerning the executive officers of PPL Electric is set forth at the end of Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

PPL Corporation

Information for this item will be set forth in the sections entitled "Compensation of Directors," "Board Committees - Audit Committee," "Summary Compensation Table," "Option Grants in Last Fiscal Year" and "Retirement Plans for Executive Officers" in PPL's 2006 Notice of Annual Meeting and Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 2005, and which information is incorporated herein by reference.

PPL Energy Supply, LLC

Item 11 is omitted as PPL Energy Supply meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K.

PPL Electric Utilities Corporation

Information for this item will be set forth in the sections entitled "Compensation of Directors," "Summary Compensation Table," "Option Grants in Last Fiscal Year" and "Retirement Plans for Executive Officers" in PPL Electric's 2006 Notice of Annual Meeting and Information Statement, which will be filed with the SEC not later than 120 days after December 31, 2005, and which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

PPL Corporation

Information for this item will be set forth in the section entitled "Stock Ownership" in PPL's 2006 Notice of Annual Meeting and Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 2005, and which information is incorporated herein by reference. In addition, provided below in tabular format is information as of December 31, 2005, with respect to compensation plans (including individual compensation arrangements) under which equity securities of PPL are authorized for issuance.

Equity Compensation Plan Information (1)

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (4)	Weighted-average exercise price of outstanding options, warrants and rights (4)	Number of securities remaining available for future issuance under equity compensation plans (5)
Equity compensation plans approved by security holders (2)	3,859,964 - ICP 1,726,108 - ICPKE 5,586,072 - Total	$21.96 - ICP $21.45 - ICPKE $21.81 - Combined	6,459,298 - ICP 12,664,318 - ICPKE 14,714,209 - DDCP 33,837,825 - Total

Equity compensation plans not approved by security holders (3)

(1)	All security amounts and exercise prices have been adjusted to reflect PPL's 2-for-1 common stock split completed in August 2005.

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

(3)	All of PPL's current compensation plans under which equity securities of PPL are authorized for issuance have been approved by PPL's shareholders.

(4)
Relates to common stock issuable upon the exercise of stock options awarded under the ICP and ICPKE as of December 31, 2005. In addition, as of December 31, 2005, the following other securities had been awarded and are outstanding under the ICP, ICPKE and DDCP: 185,640 shares of restricted stock and 387,265 restricted stock units under the ICP; 232,100 shares of restricted stock and 752,118 restricted stock units under the ICPKE; and 273,775 stock units under the DDCP.

(5)
Based upon the following aggregate award limitations under the ICP, ICPKE and DDCP: (a) under the ICP, 15,769,431 awards (i.e., 5% of the total PPL common stock outstanding as of April 23, 1999) granted after April 23, 1999; (b) under the ICPKE, 16,573,608 awards (i.e., 5% of the total PPL common stock outstanding as of January 1, 2003) granted after April 25, 2003, reduced by outstanding awards for which common stock was not yet issued as of such date; and (c) under the DDCP, 15,052,856 securities. In addition, each of the ICP and ICPKE includes an annual award limitation of 2% of total PPL common stock outstanding as of January 1 of each year.

PPL Energy Supply, LLC

Item 12 is omitted as PPL Energy Supply meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K.

PPL Electric Utilities Corporation

Information for this item will be set forth in the section entitled "Stock Ownership" in PPL Electric's 2006 Notice of Annual Meeting and Information Statement, which will be filed with the SEC not later than 120 days after December 31, 2005, and which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

PPL Corporation

None.

PPL Energy Supply, LLC

Item 13 is omitted as PPL Energy Supply meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K.

PPL Electric Utilities Corporation

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

PPL Corporation

Information for this item will be set forth in the section entitled "Fees to Independent Auditor for 2005 and 2004" in PPL's 2006 Notice of Annual Meeting and Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 2005, and which information is incorporated herein by reference.

PPL Energy Supply, LLC

The following table presents an allocation of fees billed by PricewaterhouseCoopers LLP (PwC) to PPL for the fiscal years ended December 31, 2005, and December 31, 2004, for professional services rendered for the audit of PPL Energy Supply's annual financial statements and for fees billed for other services rendered by PwC.

	2005	2004
	(in thousands)

Audit fees (a)	$2,211	$1,657

Audit-related fees (b)	14	61

Tax fees (c)

All other fees (d)	2	3

(a)
Includes audit of annual financial statements and review of financial statements included in PPL Energy Supply's Quarterly Reports on Form 10-Q and for services in connection with statutory and regulatory filings or engagements, including comfort letters and consents for financings and filings made with the SEC.

(b)	Fees for audits of employee benefit plans and consultation to ensure appropriate accounting and reporting in connection with various business and financing transactions.

(c)	The independent auditor does not provide tax consulting and advisory services to PPL Energy Supply or any of its affiliates.

(d)	Fees for access to a research database licensed by PwC that provides authoritative accounting and reporting guidance.

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

The Audit Committee of PPL approved 100% of the 2005 and 2004 audit and non-audit related fees.

PPL Electric Utilities Corporation

Information for this item will be set forth in the section entitled "Fees to Independent Auditor for 2005 and 2004" in PPL Electric's 2006 Notice of Annual Meeting and Information Statement, which will be filed with the SEC not later than 120 days after December 31, 2005, and which information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

Schedule II - Valuation and Qualifying Accounts and Reserves for the Three Years Ended December 31, 2005.

All other schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or notes thereto.

3.	Exhibits

See Exhibit Index immediately following the signature pages.

SHAREOWNER AND INVESTOR INFORMATION

Annual Meetings: The annual meeting of shareowners of PPL Corporation is held each year on the fourth Friday of April. The 2006 meeting for PPL Corporation will be held on Friday, April 28, 2006, at the Holiday Inn in Fogelsville, Pennsylvania, in Lehigh County. The 2006 meeting for PPL Electric will be held on Wednesday, April 26, 2006, at the offices of the company at Two North Ninth Street, Allentown, Pennsylvania.

Proxy and Information Statement Material: A proxy statement or information statement, and notice of PPL's and PPL Electric's annual meetings are mailed to all shareowners of record as of February 28, 2006.

PPL Annual Report: The report is published and mailed in mid-March to all shareowners of record. The latest annual report can be accessed at www.pplweb.com. If you have more than one account, or if there is more than one investor in your household, you may contact PPL Investor Services to request that only one annual report be delivered to your address. Please provide account numbers for all duplicate mailings.

Dividends: Subject to the declaration of dividends on PPL common stock by the PPL Board of Directors or its Executive Committee and PPL Electric preferred stock by the PPL Electric Board of Directors, dividends are paid on the first day of April, July, October and January. Dividend checks are mailed in advance of those dates with the intention that they arrive as close as possible to the payment dates. The 2006 record dates for dividends are expected to be March 10, June 9, September 8, and December 8.

PPL Shareowner Information Line (1-800-345-3085): Shareowners can get detailed corporate and financial information 24 hours a day using the PPL Shareowner Information Line. They can hear timely recorded messages about earnings, dividends and other company news releases; request information by fax; and request printed materials in the mail. Other PPL publications, such as the annual and quarterly reports to the Securities and Exchange Commission (Forms 10-K and 10-Q), will be mailed upon request.

PPL's Web Site (www.pplweb.com):  Shareowners can access PPL Securities and Exchange Commission filings, corporate governance materials, news releases, stock quotes and historical performance. Visitors to our Web site can provide their E-mail address and indicate their desire to receive future earnings or news releases automatically.

Online Account Access: Registered shareowners can access account information by visiting www.shareowneronline.com.

PPL Investor Services: For questions about PPL Corporation or its subsidiaries, or information concerning:

Lost Dividend Checks
Bond Interest Checks
Direct Deposit of Dividends
Bondholder Information

Please contact:

Manager - PPL Investor Services
Two North Ninth Street (GENTW8)
Allentown, PA 18101

Toll Free: 1-800-345-3085
FAX: 610-774-5106
Via e-mail: invserv@pplweb.com

Lost Dividend or Bond Interest Checks: Checks lost by investors, or those that may be lost in the mail, will be replaced if the check has not been located by the 10th business day following the payment date.

Direct Deposit of Dividends: Shareowners may choose to have their dividend checks deposited directly into their checking or savings account.

Wells Fargo Shareowner Services: For information concerning:

PPL's Dividend Reinvestment Plan
Stock Transfers
Lost Stock Certificates
Certificate Safekeeping

Please contact:

Wells Fargo Bank, N.A.
Shareowner Services
161 North Concord Exchange
South St. Paul, MN 55075-1139

Toll Free: 1-866-280-0245
Outside U.S.: 651-453-2129

Dividend Reinvestment Plan: Shareowners may choose to have dividends on their PPL common stock or PPL Electric preferred stock reinvested in PPL common stock instead of receiving the dividend by check.

Certificate Safekeeping: PPL Corporation participates in the Direct Registration System (DRS). Shareowners may choose to have their common stock certificates deposited into Direct Registration. Participants of PPL's Dividend Reinvestment Plan may choose to have their common stock certificates deposited into their Plan account.

Listed Securities:
New York Stock Exchange

PPL Corporation:
Common Stock (Code: PPL)

PPL Electric Utilities Corporation:
4-1/2% Preferred Stock
(Code: PPLPRB)

4.40% Series Preferred Stock
(Code: PPLPRA)

Philadelphia Stock Exchange

PPL Corporation:
Common Stock

Fiscal Agents:

Stock Transfer Agent and Registrar;
Dividend Reinvestment Plan Agent
Wells Fargo Bank, N.A.
Shareowner Services
161 North Concord Exchange
South St. Paul, MN 55075-1139

Toll Free: 1-866-280-0245
Outside U.S.: 651-453-2129

Dividend Disbursing Office
PPL Investor Services
Two North Ninth Street (GENTW8)
Allentown, PA 18101

Toll Free: 1-800-345-3085
FAX: 610-774-5106

Mortgage Bond Trustee and
Transfer Agent
Deutsche Bank Trust Company Americas
Attn: Security Transfer Unit
648 Grassmere Park Road
Nashville, TN 37211

Toll Free: 1-800-735-7777
FAX: 615-835-2727

Bond Interest Paying Agent
PPL Investor Services
Two North Ninth Street (GENTW8)
Allentown, PA 18101

Toll Free: 1-800-345-3085
FAX: 610-774-5106

Indenture Trustee
JPMorgan Chase Bank, N.A.
4 New York Plaza
New York, NY 10004

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PPL Corporation
(Registrant)

By /s/ William F. Hecht
William F. Hecht -
Chairman and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

TITLE

By /s/ William F. Hecht		Principal Executive Officer and Director
William F. Hecht -
Chairman and
Chief Executive Officer

By /s/ John R. Biggar		Principal Financial Officer and Director
John R. Biggar -
Executive Vice President and
Chief Financial Officer

By /s/ Paul A. Farr		Principal Accounting Officer
Paul A. Farr -
Senior Vice President-Financial

Directors:

Frederick M. Bernthal	James H. Miller
John W. Conway	Craig A. Rogerson
E. Allen Deaver	W. Keith Smith
Louise K. Goeser	Susan M. Stalnecker
Stuart Heydt	Keith H. Williamson

By /s/ William F. Hecht
William F. Hecht, Attorney-in-fact	Date: March 3, 2006

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

TITLE

By /s/ William F. Hecht	Principal Executive Officer and Manager
William F. Hecht -
President

By /s/ Paul A. Farr	Principal Financial and Accounting Officer
Paul A. Farr -	and Manager
Senior Vice President

Managers:

/s/ John R. Biggar
John R. Biggar

/s/ Robert J. Grey
Robert J. Grey

/s/ James H. Miller
James H. Miller

/s/ James E. Abel
James E. Abel

Date: March 3, 2006

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

TITLE

By /s/ John F. Sipics	Principal Executive Officer and Director
John F. Sipics -
President

By /s/ Paul A. Farr	Principal Financial and Accounting Officer
Paul A. Farr -
Senior Vice President-Financial

Directors:

/s/ William F. Hecht	/s/ Dean A. Christiansen	/s/ James H. Miller
William F. Hecht	Dean A. Christiansen	James H. Miller

/s/ John R. Biggar	/s/ Robert J. Grey	/s/ Rick L. Klingensmith
John R. Biggar	Robert J. Grey	Rick L. Klingensmith

Date: March 3, 2006

EXHIBIT INDEX

The following Exhibits indicated by an asterisk preceding the Exhibit number are filed herewith. The balance of the Exhibits have heretofore been filed with the Commission and pursuant to Rule 12(b)-32 are incorporated herein by reference. Exhibits indicated by a [_] are filed or listed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

3(a)-1	-	Amended and Restated Articles of Incorporation of PPL Corporation, effective August 17, 2005 (Exhibit 3.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated August 19, 2005)

3(a)-2	-
Amended and Restated Articles of Incorporation of PPL Electric Utilities Corporation (Exhibit 3(a)-3 to PPL Electric Utilities Corporation Form 10-K Report (File No. 1-905) for the year ended December 31, 2001)

3(a)-3	-	Certificate of Formation of PPL Energy Supply, LLC (Exhibit 3.1 to PPL Energy Supply, LLC Form S-4 (Registration Statement No. 333-74794))

3(b)-1	-	Bylaws of PPL Corporation, as amended and restated effective August 17, 2005 (Exhibit 3.2 to PPL Corporation Form 8-K Report (File No. 1-11459) dated August 19, 2005)

3(b)-2	-	Bylaws of PPL Electric Utilities Corporation, as amended effective July 16, 2004 (Exhibit 3 to PPL Electric Utilities Corporation Form 10-Q Report (File No. 1-905) for the quarter ended June 30, 2004)

3(b)-3	-	Limited Liability Company Agreement of PPL Energy Supply, LLC, dated March 20, 2001 (Exhibit 3.2 to PPL Energy Supply, LLC Form S-4 (Registration Statement No. 333-74794))

4(a)-1	-	Amended and Restated Employee Stock Ownership Plan, dated June 12, 2000 (Exhibit 4(a) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2000)

4(a)-2	-	Amendment No. 1 to said Employee Stock Ownership Plan, dated September 10, 2001 (Exhibit 4(a)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2001)

4(a)-3	-	Amendment No. 2 to said Employee Stock Ownership Plan, dated October 8, 2002 (Exhibit 4(a)-3 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2002)

4(a)-4	-	Amendment No. 3 to said Employee Stock Ownership Plan, dated April 1, 2003 (Exhibit 4(a)-4 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2003)

4(a)-5	-	Amendment No. 4 to said Employee Stock Ownership Plan, dated May 7, 2003 (Exhibit 4(a)-5 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2004)

4(a)-6	-	Amendment No. 5 to said Employee Stock Ownership Plan, dated May 4, 2005 (Exhibit 4(c) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended June 30, 2005)

4(b)-1	-
Mortgage and Deed of Trust, dated as of October 1, 1945, between PPL Electric Utilities Corporation and Bankers Trust Company (as successor Trustee) (Exhibit 2(a)-4 to Registration Statement No. 2-60291)

4(b)-2	-	Supplement, dated as of July 1, 1954, to said Mortgage and Deed of Trust (Exhibit 2(b)-5 to Registration Statement No. 219255)

4(b)-3	-	Supplement, dated as of March 1, 1994, to said Mortgage and Deed of Trust (Exhibit 4(b) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated March 11, 1994)

4(b)-4	-	Supplement, dated as of March 15, 1994, to said Mortgage and Deed of Trust (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated March 30, 1994)

4(b)-5	-	Supplement, dated as of October 1, 1994, to said Mortgage and Deed of Trust (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated October 3, 1994)

4(b)-6	-	Supplement, dated as of August 1, 2001, to said Mortgage and Deed of Trust (Exhibit 4.5 to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated August 21, 2001)

4(b)-7	-
Supplement, dated as of January 1, 2002, to said Mortgage and Deed of Trust (Exhibit 4(b)-19 to PPL Electric Utilities Corporation Form 10-K Report (File No. 1-905) for the year ended December 31, 2001)

4(b)-8	-
Supplement, dated as of February 1, 2003, to said Mortgage and Deed of Trust (Exhibit 4(b)-20 to PPL Electric Utilities Corporation Form 10-K Report (File No. 1-905) for the year ended December 31, 2002)

4(b)-9	-	Supplement, dated as of May 1, 2003, to said Mortgage and Deed of Trust (Exhibit 10(c) to PPL Electric Utilities Corporation Form 10-Q Report (File No. 1-905) for quarter ended June 30, 2003)

4(b)-10	-
Supplement, dated as of February 1, 2005, to said Mortgage and Deed of Trust (Exhibit 4(b)-20 to PPL Electric Utilities Corporation Form 10-K Report (File No. 1-905) for the year ended December 31, 2004)

4(b)-11	-	Supplement, dated as of May 1, 2005, to said Mortgage and Deed of Trust (Exhibit 4(a) to PPL Electric Utilities Corporation Form 10-Q Report (File No. 1-905) for the quarter ended June 30, 2005)

*4(b)-12	-	Supplement, dated as of June 1, 2005, to said Mortgage and Deed of Trust

4(b)-13	-	Supplement, dated as of December 1, 2005, to said Mortgage and Deed of Trust (Exhibit 4(b) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated December 22, 2005)

4(c)-1	-
Indenture, dated as of November 1, 1997, among PPL Corporation, PPL Capital Funding, Inc. and JPMorgan Chase Bank (formerly The Chase Manhattan Bank), as Trustee (Exhibit 4.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated November 12, 1997)

4(c)-2	-	Supplement, dated as of November 1, 1997, to said Indenture (Exhibit 4.2 to PPL Corporation Form 8-K Report (File No. 1-11459) dated November 12, 1997)

4(c)-3	-	Supplement, dated as of March 1, 1999, to said Indenture (Exhibit 4.3 to Registration Statement Nos. 333-87847, 333-87847-01 and 333-87847-02)

4(c)-4	-	Supplement, dated as of October 1, 1999, to said Indenture (Exhibit 4(c)-4 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 1999)

4(c)-5	-	Supplement, dated as of June 1, 2000, to said Indenture (Exhibit 4 to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended June 30, 2000)

4(c)-6	-	Supplement, dated as of January 21, 2004, to said Indenture (Exhibit 4(a) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2004)

4(c)-7	-	Supplement, dated as of May 18, 2004, to said Indenture (Exhibit 4.7 to Registration Statement Nos. 333-116478, 333-116478-01 and 333-116478-02)

4(d)-1	-
Subordinated Indenture, dated as of May 9, 2001, between PPL Capital Funding, Inc., PPL Corporation and JPMorgan Chase Bank (formerly The Chase Manhattan Bank), as Trustee (Exhibit 4.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated May 9, 2001)

4(d)-2	-	Supplement, dated as of May 9, 2001, to said Subordinated Indenture (Exhibit 4.2 to PPL Corporation Form 8-K Report (File No. 1-11459) dated May 9, 2001)

4(e)-1	-
Indenture, dated as of August 1, 2001, by PPL Electric Utilities Corporation and JPMorgan Chase Bank (formerly The Chase Manhattan Bank), as Trustee (Exhibit 4.1 to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated August 21, 2001)

4(e)-2	-	Supplement, dated as of August 1, 2001, to said Indenture (Exhibit 4.2 to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated August 21, 2001)

4(e)-3	-	Supplement, dated as of February 1, 2003, to said Indenture (Exhibit 4(g)-3 to PPL Electric Utilities Corporation Form 10-K Report (File No. 1-905) for the year ended December 31, 2002)

4(e)-4	-	Supplement, dated as of May 1, 2003, to said Indenture (Exhibit 10(d) to PPL Electric Utilities Corporation Form 10-Q Report (File No. 1-905) for the quarter ended June 30, 2002)

4(e)-5	-	Supplement, dated as of February 1, 2005, to said Indenture (Exhibit 4(g)-5 to PPL Electric Utilities Corporation Form 10-K Report (File No. 1-905) for the year ended December 31, 2004)

4(e)-6	-	Supplement, dated as of May 1, 2005, to said Indenture (Exhibit 4(b) to PPL Electric Utilities Corporation Form 10-Q Report (File No. 1-905) for the quarter ended June 30, 2005)

4(e)-7	-	Supplement, dated as of December 1, 2005, to said Indenture (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated December 22, 2005)

4(f)-1	-
Indenture, dated as of October 1, 2001, by PPL Energy Supply, LLC and JPMorgan Chase Bank (formerly The Chase Manhattan Bank), as Trustee (Exhibit 4.1 to PPL Energy Supply, LLC Form S-4 (Registration Statement No. 333-74794))

4(f)-2	-	Supplement, dated as of October 1, 2001, to said Indenture (Exhibit 4.2 to PPL Energy Supply, LLC Form S-4 (Registration Statement No. 333-74794))

4(f)-3	-	Registration Rights Agreement, dated October 19, 2001, between PPL Energy Supply, LLC and the Initial Purchasers (Exhibit 4.5 to PPL Energy Supply, LLC Form S-4 (Registration Statement No. 333-74794))

4(f)-4	-	Supplement, dated as of August 15, 2004, to said Indenture (Exhibit 4(h)-4 to PPL Energy Supply, LLC Form 10-K Report (File No. 333-74794) for the year ended December 31, 2004)

4(f)-5	-	Supplement, dated as of October 1, 2005, to said Indenture (Exhibit 4(a) to PPL Energy Supply, LLC Form 8-K Report (File No. 333-74794) dated October 28, 2005)

4(f)-6	-
Form of Note for PPL Energy Supply, LLC's $300 million aggregate principal amount of 5.70% REset Put Securities due 2035 (REPSSM) (Exhibit 4(b) to PPL Energy Supply, LLC Form 8-K Report (File No. 333-74794) dated October 28, 2005)

4(g)-1	-
Indenture, dated as of May 21, 2003, by PPL Energy Supply, LLC, PPL Corporation and JPMorgan Chase Bank, as Trustee (Exhibit 4.3 to PPL Energy Supply, LLC and PPL Corporation Form S-4 (Registration Statement No. 333-106200))

4(g)-2	-
Registration Rights Agreement, dated as of May 21, 2003, by PPL Energy Supply, LLC, PPL Corporation and the Representatives of the Initial Purchasers (Exhibit 4.2 to PPL Energy Supply, LLC and PPL Corporation Form S-4 (Registration Statement No. 333-106200))

4(g)-3	-	Supplement, dated November 12, 2004, to said Indenture (Exhibit 99.1 to PPL Energy Supply, LLC Form 8-K Report (File No. 333-74794) dated November 17, 2004)

4(h)-1	-
Indenture, dated as of February 26, 2004, among PPL Corporation, PPL Capital Funding, Inc. and JPMorgan Chase Bank, as Trustee (Exhibit 4(b) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2004)

4(h)-2	-
Registration Rights Agreement, dated as of February 26, 2004, among PPL Corporation, PPL Capital Funding, Inc. and the Representatives of the Initial Purchasers (Exhibit 4(c) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2004)

4(i)	-
Trust Deed, dated November 9, 1995, between Western Power Distribution (South Wales) plc and Bankers Trustee Company Limited (Exhibit 4(k) to PPL Energy Supply, LLC Form 10-K Report (File No. 333-74794) for the year ended December 31, 2004)

4(j)-1	-
Indenture, dated as of November 21, 1996, among Western Power Distribution LLP and Western Power Distribution Holdings Limited (as successor co-obligors), Deutsche Bank Trust Company Americas (formerly Bankers Trust Company), as Trustee, and Deutsche Bank Luxembourg S.A. (formerly Bankers Trust Luxembourg S.A.), as Paying and Transfer Agent (Exhibit 4(l)-1 to PPL Energy Supply, LLC Form 10-K Report (File No. 333-74794) for the year ended December 31, 2004)

4(j)-2	-	Supplement, dated as of November 21, 1996, to said Indenture (Exhibit 4(l)-2 to PPL Energy Supply, LLC Form 10-K Report (File No. 333-74794) for the year ended December 31, 2004)

4(j)-3	-	Supplement, dated as of December 2, 1998, to said Indenture (Exhibit 4(l)-3 to PPL Energy Supply, LLC Form 10-K Report (File No. 333-74794) for the year ended December 31, 2004)

4(j)-4	-	Supplement, dated as of January 30, 2003, to said Indenture (Exhibit 4(l)-4 to PPL Energy Supply, LLC Form 10-K Report (File No. 333-74794) for the year ended December 31, 2004)

4(j)-5	-	Supplement, dated as of January 30, 2003, to said Indenture (Exhibit 4(l)-5 to PPL Energy Supply, LLC Form 10-K Report (File No. 333-74794) for the year ended December 31, 2004)

4(k)-1	-
Indenture, dated as of January 29, 1997, among Western Power Distribution LLP and Western Power Distribution Holdings Limited (as successor co-obligors), Deutsche Bank Trust Company Americas (formerly Bankers Trust Company), as Trustee, and Deutsche Bank Luxembourg S.A. (formerly Bankers Trust Luxembourg S.A.), as Paying and Transfer Agent (Exhibit 4(m)-1 to PPL Energy Supply, LLC Form 10-K Report (File No. 333-74794) for the year ended December 31, 2004)

4(k)-2	-	Supplement, dated as of December 2, 1998, to said Indenture (Exhibit 4(m)-2 to PPL Energy Supply, LLC Form 10-K Report (File No. 333-74794) for the year ended December 31, 2004)

4(k)-3	-	Supplement, dated as of January 30, 2003, to said Indenture (Exhibit 4(m)-3 to PPL Energy Supply, LLC Form 10-K Report (File No. 333-74794) for the year ended December 31, 2004)

4(k)-4	-	Supplement, dated as of January 30, 2003, to said Indenture (Exhibit 4(m)-4 to PPL Energy Supply, LLC Form 10-K Report (File No. 333-74794) for the year ended December 31, 2004)

4(l)-1	-
Indenture, dated as of March 16, 2001, among Western Power Distribution Holdings Limited (as successor obligor), Deutsche Bank Trust Company Americas (formerly Bankers Trust Company), as Trustee, and Deutsche Bank Luxembourg S.A. (formerly Bankers Trust Luxembourg S.A.), as Paying and Transfer Agent (Exhibit 4(n)-1 to PPL Energy Supply, LLC Form 10-K Report (File No. 333-74794) for the year ended December 31, 2004)

4(l)-2	-	Supplement, dated as of March 16, 2001, to said Indenture (Exhibit 4(n)-2 to PPL Energy Supply, LLC Form 10-K Report (File No. 333-74794) for the year ended December 31, 2004)

4(l)-3	-	Supplement, dated as of January 30, 2003, to said Indenture (Exhibit 4(n)-3 to PPL Energy Supply, LLC Form 10-K Report (File No. 333-74794) for the year ended December 31, 2004)

4(m)-1	-
Trust Deed, dated March 25, 2003, between Western Power Distribution (South West) plc and J.P. Morgan Corporate Trustee Services Limited (Exhibit 4(o)-1 to PPL Energy Supply, LLC Form 10-K Report (File No. 333-74794) for the year ended December 31, 2004)

4(m)-2	-	Supplement, dated as of May 27, 2003, to said Trust Deed (Exhibit 4(o)-2 to PPL Energy Supply, LLC Form 10-K Report (File No. 333-74794) for the year ended December 31, 2004)

10(a)	-
$100 million Three-Year Credit Agreement, dated as of June 24, 2003, among PPL Electric Utilities Corporation and the banks named therein (Exhibit 10(f) to PPL Electric Utilities Corporation Form 10-Q Report (File No. 1-905) for the quarter ended June 30, 2003)

10(b)	-
$150 Million Credit and Reimbursement Agreement, dated as of April 25, 2001, among PPL Montana, LLC and the banks named therein (Exhibit 10(d) to PPL Montana, LLC Form 10-Q Report (File No. 333-50350) for the quarter ended June 30, 2001)

10(c)	-
Generation Supply Agreement, dated as of June 20, 2001, between PPL Electric Utilities Corporation and PPL EnergyPlus, LLC (Exhibit 10.5 to PPL Energy Supply, LLC Form S-4 (Registration Statement No. 333-74794))

10(d)	-
Master Power Purchase and Sale Agreement, dated as of October 15, 2001, between Northwestern Energy Division (successor in interest to The Montana Power Company) and PPL Montana, LLC (Exhibit 10(g) to PPL Montana, LLC Form 10-K Report (File No. 333-50350) for year ended December 31, 2001)

10(e)	-
Guaranty, dated as of December 21, 2001, from PPL Energy Supply, LLC in favor of LMB Funding, Limited Partnership (Exhibit 10(j) to PPL Energy Supply, LLC Form 10-K Report (File No. 333-74794) for the year ended December 31, 2001)

10(f)-1	-
Agreement for Lease, dated as of December 21, 2001, between LMB Funding, Limited Partnership and Lower Mt. Bethel Energy, LLC (Exhibit 10(m) to PPL Energy Supply, LLC Form 10-K Report (File No. 333-74794) for the year ended December 31, 2003)

10(f)-2	-
Amendment No. 1 to Agreement for Lease, dated as of September 16, 2002, between LMB Funding, Limited Partnership and Lower Mt. Bethel Energy, LLC (Exhibit 10(m)-1 to PPL Energy Supply, LLC Form 10-K Report (File No. 333-74794) for the year ended December 31, 2003)

10(g)-1	-
Lease Agreement, dated as of December 21, 2001, between LMB Funding, Limited Partnership and Lower Mt. Bethel Energy, LLC (Exhibit 10(n) to PPL Energy Supply, LLC Form 10-K Report (File No. 333-74794) for the year ended December 31, 2003)

10(g)-2	-
Amendment No. 1 to Lease Agreement, dated as of September 16, 2002, between LMB Funding, Limited Partnership and Lower Mt. Bethel Energy, LLC (Exhibit 10(n)-1 to PPL Energy Supply, LLC Form 10-K Report (File No. 333-74794) for the year ended December 31, 2003)

10(h)	-
Pollution Control Facilities Loan Agreement, dated as of May 1, 1973, between PPL Electric Utilities Corporation and the Lehigh County Industrial Development Authority (Exhibit 5(z) to Registration Statement No. 2-60834)

10(i)	-	Facility Lease Agreement (BA 1/2) between PPL Montana, LLC and Montana OL3, LLC (Exhibit 4.7a to PPL Montana, LLC Form S-4 (Registration Statement No. 333-50350))

10(j)	-	Facility Lease Agreement (BA 3) between PPL Montana, LLC and Montana OL4, LLC (Exhibit 4.8a to PPL Montana, LLC Form S-4 (Registration Statement No. 333-50350))

10(k)	-
Services Agreement, dated as of July 1, 2000, among PPL Corporation, PPL Energy Funding Corporation and its direct and indirect subsidiaries in various tiers, PPL Capital Funding, Inc., PPL Gas Utilities Corporation, PPL Services Corporation and CEP Commerce, LLC (Exhibit 10.20 to PPL Energy Supply, LLC Form S-4 (Registration Statement No. 333-74794))

10(l)	-	Pollution Control Facilities Loan Agreement, dated as of February 1, 2003, between PPL Electric Utilities Corporation and the Lehigh County Industrial Development Authority

10(m)-1	-
Asset Purchase Agreement, dated as of June 1, 2004, by and between PPL Sundance Energy, LLC, as Seller, and Arizona Public Service Company, as Purchaser (Exhibit 10(a) to PPL Corporation and PPL Energy Supply, LLC Form 10-Q Reports (File Nos. 1-11459 and 333-74794) for the quarter ended June 30, 2004)

10(m)-2	-
Amendment No. 1, dated December 14, 2004, to said Asset Purchase Agreement (Exhibit 99.1 to PPL Corporation and PPL Energy Supply, LLC Form 8-K Reports (File Nos. 1-11459 and 333-74794) dated December 15, 2004)

10(n)	-
Receivables Sale Agreement, dated as of August 1, 2004, between PPL Electric Utilities Corporation, as Originator, and PPL Receivables Corporation, as Buyer (Exhibit 10(d) to PPL Electric Utilities Corporation Form 10-Q Report (File No. 1-905) for the quarter ended June 30, 2004)

10(o)	-
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

10(p)	-
$300 Demand Loan Agreement, dated as of August 20, 2004, among CEP Lending, Inc. and PPL Energy Funding Corporation (Exhibit 10(dd) to PPL Electric Utilities Corporation Form 10-K Report (File No. 1-905) for the year ended December 31, 2004)

10(q)	-
Amended and Restated £400,000,000 Credit Agreement, dated as of October 12, 2004, among Western Power Distribution (South West) plc and the banks named therein (Exhibit 10(ee) to PPL Energy Supply, LLC Form 10-K Report (File No. 333-74794) for the year ended December 31, 2004)

10(r)	-
Pollution Control Facilities Loan Agreement, dated as of February 1, 2005, between PPL Electric Utilities Corporation and the Lehigh County Industrial Development Authority (Exhibit 10(ff) to PPL Electric Utilities Corporation Form 10-K Report (File No. 1-905) for the year ended December 31, 2004)

10(s)	-
Reimbursement Agreement, dated as of March 31, 2005, among PPL Energy Supply, LLC, The Bank of Nova Scotia, as Issuer and Administrative Agent, and the Lenders party thereto from time to time (Exhibit 10(a) to PPL Energy Supply, LLC Form 10-Q Report (File No. 333-74794) for the quarter ended March 31, 2005)

10(t)	-	First Amendment to said Reimbursement Agreement, dated as of June 16, 2005 (Exhibit 10(b) to PPL Energy Supply, LLC Form 10-Q Report (File No. 333-74794) for the quarter ended June 30, 2005)

10(u)	-	Second Amendment to said Reimbursement Agreement, dated as of September 1, 2005 (Exhibit 10(a) to PPL Energy Supply, LLC Form 10-Q Report (File No. 333-74794) for the quarter ended September 30, 2005)

10(v)	-
Pollution Control Facilities Loan Agreement, dated as of May 1, 2005, between PPL Electric Utilities Corporation and the Lehigh County Industrial Development Authority (Exhibit 10(a) to PPL Electric Utilities Corporation Form 10-Q Report (File No. 1-905) for the quarter ended June 30, 2005)

10(w)	-
$800 million Amended and Restated Five-Year Credit Agreement, dated as of June 22, 2005, among PPL Energy Supply, LLC and the banks named therein (Exhibit 10(c) to PPL Energy Supply, LLC Form 10-Q Report (File No. 333-74794) for the quarter ended June 30, 2005)

10(x)	-
$600 million Five-Year Credit Agreement, dated as of June 22, 2005, among PPL Energy Supply, LLC and the banks named therein (Exhibit 10(d) to PPL Energy Supply, LLC Form 10-Q Report (File No. 333-74794) for the quarter ended June 30, 2005)

10(y)	-
$200 million Amended and Restated Five-Year Credit Agreement, dated as of June 22, 2005, among PPL Electric Utilities Corporation and the banks named therein (Exhibit 10(e) to PPL Electric Utilities Corporation Form 10-Q Report (File No. 1-905) for the quarter ended June 30, 2005)

10(z)	-
$500 Million Five-Year Credit Agreement, dated as of December 15, 2005, among PPL Energy Supply, LLC and the banks named therein (Exhibit 10(a) to PPL Energy Supply, LLC Form 8-K Report (File No. 333-74794) dated December 21, 2005)

10(aa)	-
$300 Million Five-Year Letter of Credit and Revolving Credit Agreement, dated as of December 15, 2005, among PPL Energy Supply, LLC and the banks named therein (Exhibit 10(b) to PPL Energy Supply, LLC Form 8-K Report (File No. 333-74794) dated December 21, 2005)

10(bb)	-
$300 Million Five-Year Letter of Credit and Reimbursement Agreement, dated as of December 15, 2005, among PPL Energy Supply and the banks named therein (Exhibit 10(c) to PPL Energy Supply, LLC Form 8-K Report (File No. 333-74794) dated December 21, 2005)

[_]10(cc)-1	-	Amended and Restated Directors Deferred Compensation Plan, dated June 12, 2000 (Exhibit 10(h) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2000)

[_]10(cc)-2	-
Amendment No. 1 to Amended and Restated Directors Deferred Compensation Plan, dated December 18, 2002 (Exhibit 10(m)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2002)

[_]10(cc)-3	-
Amendment No. 2 to Amended and Restated Directors Deferred Compensation Plan, dated December 4, 2003 (Exhibit 10(q)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2003)

*[_]10(cc)-4	-	Amendment No. 3 to Amended and Restated Directors Deferred Compensation Plan, dated as of January 1, 2005

[_]10(dd)	-	Trust Agreement, dated as of April 1, 2001, between PPL Corporation and Wachovia Bank, N.A. (as successor to First Union National Bank), as Trustee

[_]10(ee)	-	Amended and Restated Officers Deferred Compensation Plan, dated December 8, 2003 (Exhibit 10(r) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2003)

*[_]10(ee)-1	-	Amendment No. 1 to Amended and Restated Officers Deferred Compensation Plan, dated as of January 1, 2005

[_]10(ff)-1	-	Amended and Restated Supplemental Executive Retirement Plan, dated December 8, 2003 (Exhibit 10(s) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2003)

[_]10(ff)-2	-	Amendment No. 1 to Supplemental Executive Retirement Plan, dated December 16, 2004 (Exhibit 99.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated December 17, 2004)

*[_]10(ff)-3	-	Amendment No. 2 to Supplemental Executive Retirement Plan, dated as of January 1, 2005

[_]10(gg)-1	-	Incentive Compensation Plan, amended and restated effective January 1, 2003 (Exhibit 10(p) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2002)

*[_]10(gg)-2	-	Amendment No. 1 to said Incentive Compensation Plan, dated as of January 1, 2005

[_]10(gg)-3	-	Form of Stock Option Agreement for stock option awards under the Incentive Compensation Plan (Exhibit 10(a) to PPL Corporation Form 8-K Report (File No. 1-11459) dated February 1, 2006)

[_]10(gg)-4	-
Form of Restricted Stock Unit Agreement for restricted stock unit awards under the Incentive Compensation Plan (Exhibit 10(b) to PPL Corporation Form 8-K Report (File No. 1-11459) dated February 1, 2006)

[_]10(gg)-5	-
Form of Restricted Stock Unit Agreement for restricted stock unit awards under the Incentive Compensation Plan pursuant to PPL Corporation Cash Incentive Premium Exchange Program (Exhibit 10(c) to PPL Corporation Form 8-K Report (File No. 1-11459) dated February 1, 2006)

[_]10(hh)	-	Incentive Compensation Plan for Key Employees, amended and restated effective January 1, 2003 (Schedule B to Proxy Statement of PPL Corporation, dated March 17, 2003)

*[_]10(hh)-1	-	Amendment No. 1 to said Incentive Compensation Plan for Key Employees, dated as of January 1, 2005

[_]10(ii)	-	Short-term Incentive Plan (Schedule B to Proxy Statement of PPL Corporation, dated March 12, 1999)

[_]10(jj)	-
Form of Severance Agreement entered into between PPL Corporation and the Executive Officers listed in this Form 10-K Report (Exhibit 10(r) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2001)

[_]10(kk)	-
Form for Retention Agreement entered into between PPL Corporation and Messrs. Champagne, Farr, Miller and Petersen (Exhibit 10(s) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2001)

[_]10(ll)	-
Agreement dated January 15, 2003 between PPL Corporation and Mr. Miller regarding Supplemental Pension Benefits (Exhibit 10(u) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2002)

[_]10(mm)	-
Compensation arrangement changes for PPL Corporation non-employee Directors and 2005 compensation matters regarding PPL Corporation Named Executive Officers (Exhibit 10(gg) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2004)

[_]10(nn)	-
2005 compensation matters regarding PPL Electric Utilities Corporation Named Executive Officers (Exhibit 10(hh) to PPL Electric Utilities Corporation Form 10-K Report (File No. 1-905) for the year ended December 31, 2004)

[_]10(oo)	-
Establishment of 2005 annual performance goals and business criteria for incentive awards to PPL Corporation Named Executive Officers (PPL Corporation Form 8-K Report (File No. 1-11459) dated March 31, 2005)

[_]10(pp)	-
Establishment of 2005 annual performance goals and business criteria for incentive awards to PPL Electric Utilities Corporation Named Executive Officers (PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated March 31, 2005)

[_]10(qq)	-	Compensation arrangement changes regarding Mr. Miller (PPL Corporation Form 8-K Report (File No. 1-11459) dated July 27, 2005)

[_]10(rr)	-	Compensation arrangement changes regarding Mr. Farr (PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated July 27, 2005)

[_]10(ss)	-	Compensation arrangement changes regarding PPL Corporation non-employee Directors (PPL Corporation Form 8-K Report (File No. 1-11459) dated January 3, 2006)

[_]10(tt)	-	2006 compensation matters regarding PPL Corporation Named Executive Officers (PPL Corporation Form 8-K Report (File No. 1-11459) dated February 1, 2006)

[_]10(uu)	-
Restricted Stock Unit Agreement with Mr. Hecht for restricted stock unit award under PPL Corporation's incentive Compensation Plan (Exhibit 10(d) to PPL Corporation Form 8-K Report (File No. 1-11459) dated February 1, 2006)

[_]10(vv)	-	2006 compensation matters regarding PPL Electric Utilities Corporation Named Executive Officers (PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated February 1, 2006)

*12(a)	-	PPL Corporation and Subsidiaries Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

*12(b)	-	PPL Energy Supply, LLC and Subsidiaries Computation of Ratio of Earnings to Fixed Charges

*12(c)	-	PPL Electric Utilities Corporation and Subsidiaries Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

*21(a)	-	Subsidiaries of PPL Corporation

*21(b)	-	Subsidiaries of PPL Electric Utilities Corporation

*23(a)	-	Consent of PricewaterhouseCoopers LLP - PPL Corporation

*23(b)	-	Consent of PricewaterhouseCoopers LLP - PPL Energy Supply, LLC

*24	-	Power of Attorney

*31(a)	-	Certificate of PPL's principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(b)	-	Certificate of PPL's principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(c)	-	Certificate of PPL Energy Supply's principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(d)	-	Certificate of PPL Energy Supply's principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(e)	-	Certificate of PPL Electric's principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(f)	-	Certificate of PPL Electric's principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32(a)	-	Certificate of PPL's principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32(b)	-	Certificate of PPL's principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32(c)	-	Certificate of PPL Energy Supply's principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32(d)	-	Certificate of PPL Energy Supply's principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32(e)	-	Certificate of PPL Electric's principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32(f)	-	Certificate of PPL Electric's principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*99(a)	-	PPL Corporate Organization (Selected Subsidiaries)

*99(b)	-	Examples of Wholesale Energy, Fuel and Emission Allowance Price Fluctuations - 2000 through 2005