Form 10-Q
period 2006-03-31
PPL CORP; PPL ELECTRIC UTILITIES CORP; PPL ENERGY SUPPLY LLC
filed 2006-05-04
CIK 922224, 317187, 1161976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2006
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________ to ___________

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.

1-11459	PPL Corporation (Exact name of Registrant as specified in its charter) (Pennsylvania) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-2758192

333-74794	PPL Energy Supply, LLC (Exact name of Registrant as specified in its charter) (Delaware) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-3074920

1-905	PPL Electric Utilities Corporation (Exact name of Registrant as specified in its charter) (Pennsylvania) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-0959590

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

	Large accelerated filer	Accelerated filer	Non-accelerated filer
PPL Corporation	[ X ]	[ ]	[ ]
PPL Energy Supply, LLC	[ ]	[ ]	[ X ]
PPL Electric Utilities Corporation	[ ]	[ ]	[ X ]

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

PPL Corporation	Yes	No X
PPL Energy Supply, LLC	Yes	No X
PPL Electric Utilities Corporation	Yes	No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

PPL Corporation	Common stock, $.01 par value, 380,495,159 shares outstanding at April 28, 2006, excluding 62,139,729 shares held as treasury stock.

PPL Energy Supply, LLC	PPL Corporation indirectly holds all of the membership interests in PPL Energy Supply, LLC.

PPL Electric Utilities Corporation	Common stock, no par value, 66,368,056 shares outstanding and all held by PPL Corporation at April 28, 2006, excluding 90,932,326 shares held as treasury stock.

This document is available free of charge at the Investor Center on PPL's Web site at www.pplweb.com. However, information on this Web site does not constitute a part of this Form 10-Q.

PPL CORPORATION
PPL ENERGY SUPPLY, LLC
PPL ELECTRIC UTILITIES CORPORATION

FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2006

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

PPL Maine - PPL Maine, LLC, a subsidiary of PPL Generation that owns generating operations in Maine.

PPL Martins Creek - PPL Martins Creek, LLC, a subsidiary of PPL Generation that owns generating operations in Pennsylvania.

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

Other terms and abbreviations

£ - British pounds sterling.

2005 Form 10-K - Annual Report to the SEC on Form 10-K for the year ended December 31, 2005.

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

GWh - gigawatt-hour, one million kilowatt-hours.

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

Synfuel projects - production facilities that manufacture synthetic fuel from coal or coal byproducts. Favorable federal tax credits may be available on qualified synthetic fuel products.

Tolling agreement - agreement whereby the owner of an electric generating facility agrees to use that facility to convert fuel provided by a third party into electric energy for delivery back to the third party.

FORWARD-LOOKING INFORMATION

Statements contained in this Form 10-Q concerning expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts are "forward-looking statements" within the meaning of the federal securities laws. Although PPL, PPL Energy Supply and PPL Electric believe that the expectations and assumptions reflected in these statements are reasonable, there can be no assurance that these expectations will prove to be correct. These forward-looking statements involve a number of risks and uncertainties, and actual results may differ materially from the results discussed in the forward-looking statements. In addition to the specific factors discussed in "Item 1A. Risk Factors" in the companies' 2005 Form 10-K and in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-Q report, the following are among the important factors that could cause actual results to differ materially from the forward-looking statements:

•	market demand and prices for energy, capacity and fuel;
•	market prices for crude oil and the potential impact on synthetic fuel operations, synthetic fuel purchases from third parties and the phase-out of synthetic fuel tax credits;
•	weather conditions affecting generation production, customer energy usage and operating costs;
•	competition in retail and wholesale power markets;
•	liquidity of wholesale power markets;
•	the effect of any business or industry restructuring;
•	the profitability and liquidity, including access to capital markets and credit facilities, of PPL and its subsidiaries;
•	new accounting requirements or new interpretations or applications of existing requirements;
•	operation and availability of existing generation facilities and operating costs;
•	transmission and distribution system conditions and operating costs;
•	current and future environmental conditions and requirements and the related costs of compliance, including environmental capital expenditures and emission allowance and other expenses;
•	significant delays in the planned installation of pollution control equipment at certain coal-fired generating units in Pennsylvania due to weather conditions, contractor performance or other reasons;
•	development of new projects, markets and technologies;
•	performance of new ventures;
•	asset acquisitions and dispositions;
•	political, regulatory or economic conditions in states, regions or countries where PPL or its subsidiaries conduct business;
•	any impact of hurricanes or other severe weather on PPL and its subsidiaries, including any impact on fuel prices;
•	receipt of necessary governmental permits, approvals and rate relief;
•	new state, federal or foreign legislation, including new tax legislation;
•	state, federal and foreign regulatory developments;
•	any impact of state, federal or foreign investigations applicable to PPL and its subsidiaries and the energy industry;
•	capital market conditions, including changes in interest rates, and decisions regarding capital structure;
•	stock price performance of PPL;
•	the market prices of equity securities and the impact on pension costs and resultant cash funding requirements for defined benefit pension plans;
•	securities and credit ratings;
•	foreign currency exchange rates;
•	the outcome of litigation against PPL and its subsidiaries;
•	potential effects of threatened or actual terrorism or war or other hostilities; and
•	the commitments and liabilities of PPL and its subsidiaries.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, except per share data)
	Three Months Ended March 31,
	2006	2005
Operating Revenues
Utility	$1,232	$1,151
Unregulated retail electric	25	25
Wholesale energy marketing	337	268
Net energy trading margins	10	16
Energy-related businesses	179	140
Total	1,783	1,600

Operating Expenses
Operation
Fuel	240	244
Energy purchases	309	266
Other operation and maintenance	332	364
Amortization of recoverable transition costs	72	69
Depreciation	108	103
Taxes, other than income	71	73
Energy-related businesses	163	146
Total	1,295	1,265

Operating Income	488	335

Other Income - net	9	7

Interest Expense	119	135

Income from Continuing Operations Before Income Taxes, Minority Interest and Dividends on Preferred Stock	378	207

Income Taxes	95	34

Minority Interest	2	2

Dividends on Preferred Stock	1	1

Income from Continuing Operations	280	170

Loss from Discontinued Operations (net of income taxes)		2

Net Income	$280	$168

Earnings Per Share of Common Stock: (a)
Income from Continuing Operations:
Basic	$0.74	$0.45
Diluted	$0.73	$0.45
Net income:
Basic	$0.74	$0.45
Diluted	$0.73	$0.44

Dividends Declared Per Share of Common Stock (a)	$0.275	$0.23

(a)	Data for 2005 have been adjusted to reflect PPL's 2-for-1 common stock split completed in August 2005. See Note 4 to the Financial Statements for additional information.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Three Months Ended March 31,
	2006	2005
Cash Flows from Operating Activities
Net income	$280	$168
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	108	105
Stock compensation expense	16	22
Amortizations - recoverable transition costs and other	77	69
Pension expense	10	7
Pension funding	(22)	(10)
Deferred income tax benefits and investment tax credits	(48)	(22)
Accrual for PJM billing dispute		47
Unrealized gain on derivatives and other hedging activities	(40)	(2)
Other	(10)	4
Change in current assets and current liabilities
Accounts receivable	(99)	(116)
Accounts payable	(15)	(1)
Fuel, materials and supplies	(20)	42
Other	52	23
Other operating activities
Other assets	(15)	5
Other liabilities	23	(34)
Net cash provided by operating activities	297	307

Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(198)	(169)
Purchases of emission allowances	(53)	(27)
Proceeds from the sale of emission allowances	29	32
Purchases of nuclear decommissioning trust investments	(73)	(62)
Proceeds from the sale of nuclear decommissioning trust investments	69	59
Purchases of other marketable securities	(39)
Proceeds from the sale of other marketable securities	97	66
Net (increase) decrease in restricted cash	(6)	16
Other investing activities	15	(8)
Net cash used in investing activities	(159)	(93)

Cash Flows from Financing Activities
Issuance of long-term debt		116
Retirement of long-term debt	(225)	(396)
Issuance of common stock	2	24
Payment of common dividends	(95)	(77)
Net (decrease) increase in short-term debt	(36)	265
Other financing activities	(1)	(10)
Net cash used in financing activities	(355)	(78)

Effect of Exchange Rates on Cash and Cash Equivalents		2

Net (Decrease) Increase in Cash and Cash Equivalents	(217)	138
Cash and Cash Equivalents at Beginning of Period	555	616
Cash and Cash Equivalents at End of Period	$338	$754

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	March 31, 2006	December 31, 2005
Assets

Current Assets
Cash and cash equivalents	$338	$555
Restricted cash	100	93
Accounts receivable (less reserve: 2006, $72; 2005, $87)	644	544
Unbilled revenues	414	479
Fuel, materials and supplies	366	346
Prepayments	150	53
Deferred income taxes	191	192
Price risk management assets	425	488
Other acquired intangibles	154	50
Other	46	110
Total Current Assets	2,828	2,910

Investments
Investment in unconsolidated affiliates - at equity	47	56
Nuclear plant decommissioning trust funds	463	444
Other	8	8
Total Investments	518	508

Property, Plant and Equipment
Electric plant in service
Transmission and distribution	8,101	7,984
Generation	8,794	8,761
General	648	646
	17,543	17,391
Construction work in progress	295	259
Nuclear fuel	353	327
Electric plant	18,191	17,977
Gas and oil plant	353	349
Other property	295	289
	18,839	18,615
Less: accumulated depreciation	7,805	7,699
Total Property, Plant and Equipment	11,034	10,916

Regulatory and Other Noncurrent Assets
Recoverable transition costs	1,093	1,165
Goodwill	1,065	1,070
Other acquired intangibles	346	412
Price risk management assets	148	84
Other	860	861
Total Regulatory and Other Noncurrent Assets	3,512	3,592

Total Assets	$17,892	$17,926

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	March 31, 2006	December 31, 2005
Liabilities and Equity

Current Liabilities
Short-term debt	$179	$214
Long-term debt	985	1,126
Accounts payable	529	542
Above market NUG contracts	69	70
Taxes	290	168
Interest	111	112
Dividends	106	96
Price risk management liabilities	482	533
Other	428	479
Total Current Liabilities	3,179	3,340

Long-term Debt	5,865	5,955

Long-term Debt with Affiliate Trust	89	89

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes and investment tax credits	2,227	2,197
Price risk management liabilities	416	541
Accrued pension obligations	366	374
Asset retirement obligations	303	298
Above market NUG contracts	119	136
Other	498	471
Total Deferred Credits and Other Noncurrent Liabilities	3,929	4,017

Commitments and Contingent Liabilities

Minority Interest	57	56

Preferred Stock	51	51

Shareowners' Common Equity
Common stock - $0.01 par value (a)	4	4
Capital in excess of par value	3,622	3,602
Treasury stock (a)	(839)	(838)
Earnings reinvested	2,357	2,182
Accumulated other comprehensive loss	(422)	(532)
Total Shareowners' Common Equity	4,722	4,418

Total Liabilities and Equity	$17,892	$17,926

(a)	780 million shares authorized; 380 million shares outstanding, excluding 62 million shares held as treasury stock, at March 31, 2006 and December 31, 2005.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Three Months Ended March 31,
	2006	2005
Operating Revenues
Wholesale energy marketing	$337	$268
Wholesale energy marketing to affiliate	446	415
Utility	323	293
Unregulated retail electric	25	25
Net energy trading margins	10	16
Energy-related businesses	171	134
Total	1,312	1,151

Operating Expenses
Operation
Fuel	168	192
Energy purchases	253	176
Energy purchases from affiliate	39	38
Other operation and maintenance	245	261
Depreciation	75	71
Taxes, other than income	21	24
Energy-related businesses	156	138
Total	957	900

Operating Income	355	251

Other Income - net	10	8

Interest Expense	61	65

Interest Expense with Affiliates	3	7

Income from Continuing Operations Before Income Taxes and Minority Interest	301	187

Income Taxes	69	28

Minority Interest	2	2

Income from Continuing Operations	230	157

Loss from Discontinued Operations (net of income taxes)		2

Net Income	$230	$155

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Three Months Ended March 31,
	2006	2005
Cash Flows from Operating Activities
Net income	$230	$155
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	75	74
Stock compensation expense	12	15
Amortizations - energy commitments and other	(2)	(7)
Pension expense	6	5
Pension funding	(22)	(10)
Deferred income taxes (benefits) and investment tax credits	(1)	30
Unrealized gain on derivatives and other hedging activities	(42)	(1)
Other	(10)	3
Change in current assets and current liabilities
Accounts receivable	(64)	(32)
Accounts payable	(1)	20
Fuel, materials and supplies	(36)	27
Other	85	44
Other operating activities
Other assets	(11)	6
Other liabilities	6	(32)
Net cash provided by operating activities	225	297

Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(147)	(123)
Purchases of emission allowances	(53)	(27)
Proceeds from the sale of emission allowances	29	32
Purchases of nuclear decommissioning trust investments	(73)	(62)
Proceeds from the sale of nuclear decommissioning trust investments	69	59
Proceeds from the sale of other marketable securities	33	51
Net (increase) decrease in restricted cash	(7)	17
Other investing activities	13	(8)
Net cash used in investing activities	(136)	(61)

Cash Flows from Financing Activities
Retirement of long-term debt	(3)	(208)
Contributions from Member	15
Distributions to Member	(58)	(58)
Net (decrease) increase in short-term debt	(136)	165
Net decrease in note payable to affiliate	(1)
Other financing activities	(1)
Net cash used in financing activities	(184)	(101)

Effect of Exchange Rates on Cash and Cash Equivalents		2

Net (Decrease) Increase in Cash and Cash Equivalents	(95)	137
Cash and Cash Equivalents at Beginning of Period	227	357
Cash and Cash Equivalents at End of Period	$132	$494

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	March 31, 2006	December 31, 2005
Assets

Current Assets
Cash and cash equivalents	$132	$227
Restricted cash	45	39
Accounts receivable (less reserve: 2006, $49; 2005, $65)	354	291
Unbilled revenues	258	300
Accounts receivable from affiliates	151	149
Collateral on PLR energy supply to affiliate	300	300
Fuel, materials and supplies	331	295
Prepayments	36	39
Deferred income taxes	153	166
Price risk management assets	424	487
Other acquired intangibles	154	50
Other	9	41
Total Current Assets	2,347	2,384

Investments
Investment in unconsolidated affiliates - at equity	47	56
Nuclear plant decommissioning trust funds	463	444
Other	4	3
Total Investments	514	503

Property, Plant and Equipment
Electric plant in service
Transmission and distribution	4,033	3,950
Generation	8,794	8,761
General	262	272
	13,089	12,983
Construction work in progress	249	210
Nuclear fuel	353	327
Electric plant	13,691	13,520
Gas and oil plant	64	64
Other property	203	198
	13,958	13,782
Less: accumulated depreciation	5,949	5,871
Total Property, Plant and Equipment	8,009	7,911

Other Noncurrent Assets
Goodwill	1,010	1,015
Other acquired intangibles	214	283
Price risk management assets	133	80
Other	484	488
Total Other Noncurrent Assets	1,841	1,866

Total Assets	$12,711	$12,664

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	March 31, 2006	December 31, 2005
Liabilities and Equity

Current Liabilities
Short-term debt	$37	$172
Note payable to affiliate	7	8
Long-term debt	445	445
Accounts payable	465	445
Accounts payable to affiliates	20	27
Above market NUG contracts	69	70
Taxes	143	72
Interest	87	79
Deferred revenue on PLR energy supply to affiliate	12	12
Price risk management liabilities	458	519
Other	273	313
Total Current Liabilities	2,016	2,162

Long-term Debt	3,508	3,506

Long-term Debt with Affiliate Trust	89	89

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes and investment tax credits	1,215	1,157
Price risk management liabilities	387	523
Accrued pension obligations	218	232
Asset retirement obligations	303	298
Above market NUG contracts	119	136
Deferred revenue on PLR energy supply to affiliate	32	35
Other	330	321
Total Deferred Credits and Other Noncurrent Liabilities	2,604	2,702

Commitments and Contingent Liabilities

Minority Interest	57	56

Member's Equity	4,437	4,149

Total Liabilities and Equity	$12,711	$12,664

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Three Months Ended March 31,
	2006	2005
Operating Revenues
Retail electric	$812	$780
Wholesale electric	1	1
Wholesale electric to affiliate	39	38
Total	852	819

Operating Expenses
Operation
Energy purchases	56	91
Energy purchases from affiliate	446	415
Other operation and maintenance	87	101
Amortization of recoverable transition costs	72	69
Depreciation	28	28
Taxes, other than income	49	47
Total	738	751

Operating Income	114	68

Other Income - net	9	4

Interest Expense	38	51

Interest Expense with Affiliate	4	2

Income Before Income Taxes	81	19

Income Taxes	29	3

Income Before Dividends on Preferred Stock	52	16

Dividends on Preferred Stock	1	1

Income Available to PPL Corporation	$51	$15

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Three Months Ended March 31,
	2006	2005

Cash Flows from Operating Activities
Net income	$51	$15
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	28	28
Stock compensation expense	3	6
Amortizations - recoverable transition costs and other	78	74
Deferred income tax benefits and investment tax credits	(3)	(11)
Accrual for PJM billing dispute		47
Change in current assets and current liabilities
Accounts receivable	(27)	(44)
Accounts payable	(35)	(23)
Other	(84)	(97)
Other operating activities
Other assets	(6)	(2)
Other liabilities	10	11
Net cash provided by operating activities	15	4

Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(43)	(40)
Purchases of other marketable securities	(39)
Proceeds from the sale of other marketable securities	64	10
Net increase in note receivable from affiliate	(100)
Net decrease in restricted cash	2	2
Other investing activities	3
Net cash used in investing activities	(113)	(28)

Cash Flows from Financing Activities
Issuance of long-term debt		116
Retirement of long-term debt	(222)	(188)
Payment of common dividends to PPL Corporation	(38)	(16)
Net increase in short-term debt	100	100
Other financing activities	(1)	(6)
Net cash (used in) provided by financing activities	(161)	6

Net Decrease in Cash and Cash Equivalents	(259)	(18)
Cash and Cash Equivalents at Beginning of Period	298	151
Cash and Cash Equivalents at End of Period	$39	$133

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	March 31, 2006	December 31, 2005
Assets

Current Assets
Cash and cash equivalents	$39	$298
Restricted cash	42	42
Accounts receivable (less reserve: 2006, $21; 2005, $20)	250	224
Unbilled revenues	152	174
Accounts receivable from affiliates	9	10
Note receivable from affiliate	400	300
Prepayments	105	4
Prepayment on PLR energy supply from affiliate	12	12
Other	70	87
Total Current Assets	1,079	1,151

Property, Plant and Equipment
Electric plant in service
Transmission and distribution	4,069	4,034
General	361	356
	4,430	4,390
Construction work in progress	41	43
Electric plant	4,471	4,433
Other property	3	3
	4,474	4,436
Less: accumulated depreciation	1,744	1,720
Total Property, Plant and Equipment	2,730	2,716

Regulatory and Other Noncurrent Assets
Recoverable transition costs	1,093	1,165
Acquired intangibles	113	114
Prepayment on PLR energy supply from affiliate	32	35
Other	356	356
Total Regulatory and Other Noncurrent Assets	1,594	1,670

Total Assets	$5,403	$5,537

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	March 31, 2006	December 31, 2005
Liabilities and Equity

Current Liabilities
Short-term debt	$142	$42
Long-term debt	292	434
Accounts payable	32	42
Accounts payable to affiliates	159	183
Taxes	89	76
Collateral on PLR energy supply from affiliate	300	300
Other	129	147
Total Current Liabilities	1,143	1,224

Long-term Debt	1,897	1,977

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes and investment tax credits	774	771
Other	200	190
Total Deferred Credits and Other Noncurrent Liabilities	974	961

Commitments and Contingent Liabilities

Preferred Stock	51	51

Shareowner's Common Equity
Common stock - no par value (a)	1,476	1,476
Additional paid-in capital	354	354
Treasury stock (a)	(912)	(912)
Earnings reinvested	420	406
Total Shareowner's Common Equity	1,338	1,324

Total Liabilities and Equity	$5,403	$5,537

(a)	170 million shares authorized; 78 million shares outstanding, excluding 79 million shares held as treasury stock, at March 31, 2006 and December 31, 2005.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

Combined Notes to Condensed Consolidated Financial Statements (Unaudited)

Terms and abbreviations appearing in Combined Notes to Condensed Consolidated Financial Statements are explained in the glossary. Dollars are in millions, except per share data, unless otherwise noted.

1.	Interim Financial Statements

(PPL, PPL Energy Supply and PPL Electric)

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments (including normal, recurring accruals) considered necessary for a fair presentation in accordance with accounting principles generally accepted in the U.S. are reflected in the condensed consolidated financial statements. The Balance Sheet as of December 31, 2005, is derived from each Registrant's 2005 audited Balance Sheet. The financial statements and notes thereto should be read in conjunction with the financial statements and notes contained in each Registrant's 2005 Form 10-K. The results of operations for the three months ended March 31, 2006, are not necessarily indicative of the results to be expected for the full year ending December 31, 2006, or other future periods, because results for interim periods can be disproportionately influenced by various factors and developments and seasonal variations.

(PPL and PPL Electric)

The three months ended March 31, 2005, included costs in "Other Operation and Maintenance" on the Statement of Income of $16 million associated with severe ice storms that hit PPL Electric's service territory in January 2005. In August 2005, the PUC issued an order granting PPL Electric's petition for authority to defer and amortize for regulatory accounting and reporting purposes a portion of these storm costs subject to certain conditions. As a result of the PUC Order and in accordance with SFAS 71, "Accounting for the Effects of Certain Types of Regulation," in the third quarter of 2005, PPL Electric deferred $12 million of its previously expensed storm costs.

(PPL and PPL Energy Supply)

Certain amounts in the March 31, 2005 and December 31, 2005 financial statements have been reclassified to conform to the presentation in the March 31, 2006 financial statements. On the Statement of Income, components of operating losses of the Sundance plant were reclassified from certain line items to "Loss from Discontinued Operations." See Note 8 for further discussion. In addition, based on clarifications of accounting guidance, the March 31, 2005 Statement of Cash Flows has been revised to reflect the purchases and sales of emission allowances, and the purchases and sales of investments in the nuclear decommissioning trust, on a gross basis within "Cash Flows from Investing Activities." Previously, these cash flows were presented on a net basis within "Cash Flows from Operating Activities."

2.	Summary of Significant Accounting Policies

The following accounting policy disclosures represent updates to the "Summary of Significant Accounting Policies" Note in each Registrant's 2005 Form 10-K.

Allowance for Doubtful Accounts (PPL and PPL Energy Supply)

PPL's and PPL Energy Supply's significant specific reserves relate to receivables from Enron Corporation (Enron), which filed for bankruptcy in 2001, and from the California ISO, which has withheld payment pending the outcome of regulatory proceedings arising from the California electricity supply situation that began in 2000.

The reserves related to Enron are claims against Enron North America and Enron Power Marketing (Enron Subsidiaries), and against Enron, which had guaranteed the Enron Subsidiaries' performance (Enron Corporation Guarantees).

In March 2006, the U.S. Bankruptcy Court approved agreements between Enron and PPL subsidiaries that settled the litigation between PPL and Enron regarding the validity and enforceability of the Enron Corporation Guarantees. As a result of the Bankruptcy Court's approval of the settlement of the Enron Corporation Guarantees litigation and an assessment of current price quotes for the purchase of Enron claims, PPL reduced the associated allowance for doubtful accounts by $15 million, or $9 million after tax ($0.03 per share for PPL).

At March 31, 2006 and December 31, 2005, the Enron and California ISO reserves accounted for 51% and 60% of PPL's total allowance for doubtful accounts and 76% and 80% of PPL Energy Supply's total allowance for doubtful accounts.

New Accounting Standards (PPL, PPL Energy Supply and PPL Electric)

See Note 18 for a discussion of new accounting standards recently adopted or pending adoption.

3.	Segment and Related Information

(PPL and PPL Energy Supply)

See the "Segment and Related Information" Note in each Registrant's 2005 Form 10-K for a discussion of reportable segments.

Financial data for the segments are:

	Three Months Ended March 31,

	PPL		PPL Energy Supply

	2006	2005	2006	2005
Income Statement Data

Revenues from external customers

Supply	$530	$431	$968	$840

International Delivery	344	311	344	311

Pennsylvania Delivery	909	858

	1,783	1,600	1,312	1,151

Intersegment revenues

Supply	446	416

Pennsylvania Delivery	41	38

Net Income

Supply (a)	143	86	149	93

International Delivery	81	62	81	62

Pennsylvania Delivery	56	20

	$280	$168	$230	$155

	PPL		PPL Energy Supply

	March 31, 2006	December 31, 2005	March 31, 2006	December 31, 2005
Balance Sheet Data

Total assets

Supply	$7,159	$7,118	$7,567	$7,575

International Delivery	5,144	5,089	5,144	5,089

Pennsylvania Delivery	5,589	5,719

	$17,892	$17,926	$12,711	$12,664

(a)	2005 includes the operating results of the Sundance plant recorded in "Loss from Discontinued Operations."

4.	Earnings Per Share

(PPL)

In August 2005, PPL completed a 2-for-1 split of its common stock. The record date for the stock split was August 17, 2005, and the distribution date was August 24, 2005. As a result of the stock split, 190 million shares were issued to shareholders, and 31 million shares were issued as treasury shares as of the record date. The par value of the stock remains at $0.01 per share and, accordingly, $2 million was transferred from "Capital in excess of par value" to "Common stock" on the Balance Sheet. The number of shares, the market price, and earnings and dividends per share amounts, as well as PPL's stock-based compensation awards and the conversion rate and market price trigger of PPL Energy Supply's 2.625% Convertible Senior Notes due 2023, in the financial statements for the period ended March 31, 2005, have been adjusted to reflect the stock split.

Basic EPS is calculated using the weighted-average number of common shares outstanding during the period. Diluted EPS is calculated using weighted-average shares outstanding that are increased for additional shares that would be outstanding if potentially dilutive securities were converted to common stock. Potentially dilutive securities consist of:

•	stock options, restricted stock and restricted stock units granted under the incentive compensation plans;
•	stock units representing common stock granted under the directors compensation programs; and
•	convertible senior notes.

The basic and diluted EPS calculations, and the reconciliation of the shares (in thousands) used in the calculations, are:

	Three Months Ended March 31,

	2006	2005
Income (Numerator)

Income from continuing operations	$280	$170

Loss from discontinued operations (net of income taxes)		2

Net Income	$280	$168

Shares (Denominator)

Shares for Basic EPS	379,838	378,119

Add incremental shares:

Convertible Senior Notes	2,980	1,169

Restricted stock, stock options and other share-based awards	2,787	2,062

Shares for Diluted EPS	385,605	381,350

Basic EPS

Income from continuing operations	$0.74	$0.45

Loss from discontinued operations (net of income taxes)

Net Income	$0.74	$0.45

Diluted EPS

Income from continuing operations	$0.73	$0.45

Loss from discontinued operations (net of income taxes)		0.01

Net Income	$0.73	$0.44

If converted, PPL Energy Supply's $400 million 2.625% Convertible Senior Notes due 2023 require cash settlement of the principal amount and permit settlement of any conversion premium in cash or stock. Based upon the current conversion rate of 40.2212 shares per $1,000 principal amount of notes, the Convertible Senior Notes have a dilutive impact when the average market price of PPL common stock exceeds the conversion price of $24.87.

See Note 7 for discussion of attainment of the market price trigger related to the Convertible Senior Notes in the first quarter of 2006.

The maximum number of shares that could potentially be issued to settle the conversion premium, based upon the current conversion rate, is 16,088,480 shares. Based on PPL's common stock price at March 31, 2006, the conversion premium equated to 2,483,038 shares, or $73 million.

The following number of stock options to purchase PPL common shares were excluded in the respective periods' computations of diluted EPS because the effect would have been antidilutive.

	Three Months Ended March 31,

(Thousands of Shares)	2006	2005

Antidilutive stock options	1,335	1,608

5.	Income Taxes

(PPL and PPL Energy Supply)

Reconciliations of effective income tax rates are:

	Three Months Ended March 31,

PPL	2006	2005

Reconciliation of Income Tax Expense

Indicated federal income tax on Income from Continuing Operations Before Income Taxes, Minority Interest and Dividends on Preferred Stock at statutory tax rate - 35%	$132	$72

Increase (decrease) due to:

State income taxes	9	(2)

Amortization of investment tax credit	(3)	(3)

Difference related to income recognition of foreign affiliates (net of foreign income taxes)	(3)	(10)

Transfer of WPD tax items	(20)

Stranded cost securitization	(1)

Federal income tax credits	(16)	(24)

Other	(3)	1

	(37)	(38)

Total income tax expense	$95	$34

Effective income tax rate	25.1%	16.4%

PPL Energy Supply

Reconciliation of Income Tax Expense

Indicated federal income tax on Income from Continuing Operations Before Income Taxes and Minority Interest at statutory tax rate - 35%	$105	$65

Increase (decrease) due to:

State income taxes	8	(1)

Amortization of investment tax credit	(2)	(2)

Difference related to income recognition of foreign affiliates (net of foreign income taxes)	(3)	(10)

Transfer of WPD tax items	(20)

Federal income tax credits	(16)	(24)

Other	(3)

	(36)	(37)

Total income tax expense	$69	$28

Effective income tax rate	22.9%	15.0%

In January 2006, WPD, Hyder's liquidator and a former Hyder affiliate signed an agreement to transfer to the affiliate a deferred tax liability from WPD and certain surplus tax losses from Hyder. The U.K. taxing authority subsequently confirmed this agreement. This transfer resulted in a net reduction of income tax expense of $20 million for the three months ended March 31, 2006, and a decrease to goodwill of $12 million from the resolution of a pre-acquisition tax contingency pursuant to EITF Issue 93-7, "Uncertainties Related to Income Taxes in a Purchase Business Combination."

(PPL Electric)

Reconciliation of effective income tax rates are:

	Three Months Ended March 31,

	2006	2005

Reconciliation of Income Tax Expense

Indicated federal income tax on Income Before Income Taxes at statutory tax rate - 35%	$28	$6

Increase (decrease) due to:

State income taxes	2

Amortization of investment tax credit	(1)	(1)

Stranded cost securitization	(1)

Deficiency reserves		(2)

Other	1

	1	(3)

Total income tax expense	$29	$3

Effective income tax rate	35.8%	15.8%

6.	Comprehensive Income

(PPL and PPL Energy Supply)

The after-tax components of comprehensive income are:

	Three Months Ended March 31,

	PPL		PPL Energy Supply

	2006	2005	2006	2005

Net Income	$280	$168	$230	$155

Other comprehensive income (loss):

Foreign currency translation adjustments	12	16	12	16

Net unrealized loss on available-for-sale securities	(5)	(5)	(5)	(5)

Net unrealized gain (loss) on qualifying derivatives	102	(66)	94	(66)

Total other comprehensive income (loss)	109	(55)	101	(55)

Comprehensive Income	$389	$113	$331	$100

(PPL Electric)

PPL Electric's comprehensive income approximates net income.

7.	Credit Arrangements and Financing Activities

Credit Arrangements

(PPL and PPL Electric)

PPL Electric maintains credit facilities in order to enhance liquidity and provide credit support, and as a backstop to its commercial paper program. At March 31, 2006, no cash borrowings were outstanding under any PPL Electric credit facilities.

PPL Electric maintains two credit facilities: a $200 million five-year facility maturing in June 2010 and a $100 million three-year facility maturing in June 2006. PPL Electric has the ability to cause the lenders under its facilities to issue letters of credit. At March 31, 2006, PPL Electric had less than $1 million of letters of credit outstanding under its credit facilities.

PPL Electric maintains a commercial paper program for up to $200 million to provide it with an additional financing source to fund its short-term liquidity needs, if and when necessary. Commercial paper issuances are supported by certain credit agreements of PPL Electric. PPL Electric had $100 million of commercial paper outstanding at March 31, 2006, with a weighted-average interest rate of 4.83%.

At March 31, 2006, $155 million of accounts receivable and $129 million of unbilled revenue were pledged by a PPL Electric subsidiary under the credit agreement related to PPL Electric's and the subsidiary's participation in an asset-backed commercial paper program. Also at this date, there was $42 million of short-term debt outstanding under the credit agreement at an interest rate of 4.70%, all of which was being used to cash collateralize letters of credit issued on PPL Electric's behalf. At March 31, 2006, based on the accounts receivable and unbilled revenue pledged, an additional $108 million was available for borrowing. PPL Electric's sale to its subsidiary of the pledged accounts receivable and unbilled revenue is an absolute sale of the assets, and PPL Electric does not retain an interest in these assets. However, for financial reporting purposes, the subsidiary's financial results are consolidated in PPL Electric's financial statements.

(PPL and PPL Energy Supply)

PPL Energy Supply maintains credit facilities in order to enhance liquidity and provide credit support, and as a backstop to its commercial paper program. At March 31, 2006, PPL Energy Supply had no cash borrowings outstanding under any of its credit facilities.

PPL Energy Supply maintains three syndicated credit facilities: a $600 million five-year facility maturing in June 2010, an $800 million five-year facility also maturing in June 2010, and a $500 million five-year facility maturing in December 2010. PPL Energy Supply has the ability to cause the lenders under these facilities to issue letters of credit. At March 31, 2006, PPL Energy Supply had an aggregate of $16 million of letters of credit outstanding under its facilities.

In March 2006, PPL Energy Supply extended its 364-day reimbursement agreement for one year through March 2007. Under the agreement, PPL Energy Supply can cause the bank to issue up to $200 million of letters of credit. At March 31, 2006, there were $64 million of letters of credit and no cash borrowings outstanding under this agreement.

In addition, PPL Energy Supply maintains a $300 million five-year letter of credit and revolving credit facility expiring in March 2011. At March 31, 2006, there were no cash borrowings and $288 million of letters of credit outstanding under this facility. PPL Energy Supply's obligations under this facility are supported by a $300 million letter of credit issued on PPL Energy Supply's behalf under a separate $300 million five-year letter of credit and reimbursement agreement also expiring in March 2011.

PPL Energy Supply maintains a commercial paper program for up to $500 million to provide it with an additional financing source to fund its short-term liquidity needs, if and when necessary. Commercial paper issuances are supported by certain credit agreements of PPL Energy Supply. PPL Energy Supply had no commercial paper outstanding at March 31, 2006.

WPD (South West) maintains three committed credit facilities: a £100 million 364-day facility, a £150 million three-year facility and a £150 million five-year facility, which expire in October 2006, October 2008 and October 2009, respectively. At March 31, 2006, WPD (South West) also has uncommitted credit facilities of £65 million. The balance outstanding under the WPD (South West) credit facilities at March 31, 2006, was £20 million (approximately $35 million at current exchange rates) with a weighted-average interest rate of 4.93%.

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

Financing Activities

(PPL and PPL Electric)

In March 2006, PPL Electric retired all $146 million of its 6.55% Series First Mortgage Bonds upon maturity.

During the three months ended March 31, 2006, PPL Transition Bond Company made principal payments on transition bonds of $76 million.

During the three months ended March 31, 2006, PPL Electric paid common dividends of $38 million to PPL.

In April 2006, PPL Electric sold 10 million depositary shares, each representing a quarter interest in a share of PPL Electric's 6.25% Series Preference Stock (Preference Shares), totaling $250 million. In connection with the sale of the depositary shares, PPL Electric issued 2.5 million Preference Shares, with a liquidation preference of $100 per share, to the bank acting as a depositary. PPL Electric used the net proceeds of approximately $245 million from the offering to repurchase $200 million of its common stock held by PPL, and for other general corporate purposes. PPL will use the $200 million received from PPL Electric to fund capital expenditures and for general corporate purposes.

Holders of the depositary shares are entitled to all proportional rights and preferences of the Preference Shares, including dividend, voting, redemption and liquidation rights, exercised through the depositary. The Preference Shares rank senior to PPL Electric's common stock and junior to its outstanding preferred stock, and they have no voting rights, except as provided by law.

Dividends on the Preference Shares will be paid when, as and if declared by the Board of Directors at a fixed annual rate of 6.25%, or $1.5625 per depositary share per year, and are not cumulative. PPL Electric may not pay dividends on, or redeem, purchase or make a liquidation payment with respect to any of its common stock, except in certain circumstances, unless full dividends on the Preference Shares have been paid for the then-current dividend period.

The Preference Shares do not have a stated maturity, and are not subject to sinking fund requirements. However, PPL Electric may, at its option, redeem the Preference Shares in whole or in part from time to time for $100 per share (equivalent to $25 per depositary share), plus any declared and unpaid dividends, on or after April 6, 2011.

(PPL and PPL Energy Supply)

In December 2005, Elfec made a scheduled $3 million principal payment on its $23 million Bolivian Bonds, which was funded primarily with short-term debt. This transaction was recorded in January 2006 due to the one-month lag in foreign subsidiary reporting.

The terms of PPL Energy Supply's $400 million 2.625% Convertible Senior Notes due 2023 include a market price trigger that permits holders to convert the notes during any fiscal quarter if the closing sale price of PPL's common stock exceeds $29.83 for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter. This market price trigger was met in the first quarter of 2006. Therefore, holders of the Convertible Senior Notes are entitled to convert their notes at any time during the second quarter of 2006. As discussed in Note 4, when holders elect to convert the Convertible Senior Notes, PPL Energy Supply is required to settle the principal amount in cash and any conversion premium in cash or PPL common stock.

During the three months ended March 31, 2006, PPL Energy Supply distributed $58 million to its parent company and received capital contributions of $15 million.

Dividends (PPL)

In February 2006, PPL announced an increase to its quarterly common stock dividend, payable April 1, 2006, to 27.5 cents per share (equivalent to $1.10 per annum). Future dividends, declared at the discretion of the Board of Directors, will be dependent upon future earnings, cash flows, financial requirements and other factors.

8.	Acquisitions, Development and Divestitures

From time to time, PPL and its subsidiaries are involved in negotiations with third parties regarding acquisitions and dispositions of businesses and assets, joint ventures and development projects.  Management is in the process of reviewing strategic alternatives for certain of its gas-fired generation assets.  Any such transactions may impact future financial results.

(PPL and PPL Energy Supply)

International Energy Projects

In March 2006, PPL Global completed the sale of its minority interest in Aguaytia Energy, LLC, a combined generating and natural gas facility in Peru. PPL Global received $15 million from the sale, and recorded a pre-tax gain of $4 million, which is included in "Other Income - net" on the Statement of Income.

Discontinued Operations

In May 2005, a subsidiary of PPL Generation completed the sale of its 450 MW Sundance power plant located in Pinal County, Arizona, to Arizona Public Service Company for $190 million in cash. The operating losses of the Sundance plant of $2 million after tax for the three months ended March 31, 2005, are reflected as "Loss from Discontinued Operations" on the Statement of Income.

Other

In February 2006, WPD received legal notification citing one of its real estate investments as an environmentally protected area, thus restricting planned development. Although WPD can appeal the notification, an impairment assessment was performed based on a third party appraisal. As a result, PPL Global recorded an impairment charge of $8 million ($6 million after tax), which is included in "Other Income - net" on the Statement of Income.

In September 2000, WPD acquired Hyder. WPD continues to operate the Hyder electricity business, sold the majority of Hyder's other activities, and placed the remaining companies in liquidation. In March 2006, WPD received $24 million in proceeds as an initial distribution related to the final liquidation of the remaining companies. These proceeds will be included in the second quarter 2006 financial results due to the one-month lag in foreign subsidiary reporting.

9.	Stock-Based Compensation

(PPL, PPL Energy Supply and PPL Electric)

Effective January 1, 2006, PPL adopted SFAS 123 (revised 2004), "Share-Based Payment," which is known as SFAS 123(R), using the modified prospective application transition method. The adoption of SFAS 123(R) did not have a significant impact on PPL and its subsidiaries, since PPL and its subsidiaries adopted the fair value method of accounting for stock-based compensation, as described by SFAS 123, "Accounting for Stock-Based Compensation," effective January 1, 2003. See Note 18 for further discussion of SFAS 123(R).

PPL recorded total compensation costs related to stock-based compensation awards of $16 million and $22 million for the three months ended March 31, 2006 and 2005. The income tax benefits related to these costs were $7 million and $9 million for the three months ended March 31, 2006 and 2005. The 2005 period included $5 million after tax, or $0.01 per share, related to periods prior to 2005 to record accelerated recognition of expense for employees at or near retirement age. The prior period amounts were not material to previously issued financial statements.

PPL Energy Supply recorded total compensation costs related to stock-based compensation awards of $12 million and $15 million for the three months ended March 31, 2006 and 2005. The income tax benefits related to these costs were $5 million and $6 million for the three months ended March 31, 2006 and 2005. The 2005 period included $3 million after tax related to periods prior to 2005 to record accelerated recognition of expense for employees at or near retirement age. The prior period amounts were not material to previously issued financial statements.

PPL Electric recorded total compensation costs related to stock-based compensation awards of $3 million and $6 million for the three months ended March 31, 2006 and 2005. The income tax benefits related to these costs were $1 million and $2 million for the three months ended March 31, 2006 and 2005. The 2005 period included $2 million after tax related to periods prior to 2005 to record accelerated recognition of expense for employees at or near retirement age. The prior period amounts were not material to previously issued financial statements.

Restricted Stock and Restricted Stock Units

Restricted stock and restricted stock unit activity for the three months ended March 31, 2006 was:

	Restricted Shares	Weighted-Average Grant Date Fair Value
PPL
Nonvested at January 1, 2006	1,557,123	$20.81
Granted	777,380	30.84
Vested	(312,656)	18.11
Forfeited	(2,392)	26.19
Nonvested at March 31, 2006	2,019,455	$25.38

PPL Energy Supply
Nonvested at January 1, 2006	671,901	$18.69
Granted	295,780	31.14
Vested	(125,626)	17.57
Nonvested at March 31, 2006	842,055	$23.99

PPL Electric
Nonvested at January 1, 2006	116,260	$23.09
Granted	58,550	31.17
Vested	(32,420)	17.53
Nonvested at March 31, 2006	142,390	$27.65

The weighted-average grant date fair value of restricted stock and restricted stock units granted during the three months ended March 31, 2005, was $27.08 for PPL, $27.27 for PPL Energy Supply and $27.11 for PPL Electric.

Unrecognized compensation cost related to nonvested awards was:

	Unrecognized Compensation Cost	Weighted-Average Period for Recognition

PPL	$16	3.7 years

PPL Energy Supply	13	3.4 years

PPL Electric	2	1.8 years

The total fair value of shares vesting was:

	March 31, 2006	March 31, 2005

PPL	$10	$8

PPL Energy Supply	4	2

PPL Electric	1	1

Stock Options

Stock option activity under the plans for the three months ended March 31, 2006 was:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
PPL

Outstanding at January 1, 2006	5,586,072	$21.81

Granted	1,335,420	30.14
Exercised	(129,956)	19.20

Outstanding at March 31, 2006	6,791,536	23.49	7.6 years	$41

Options exercisable at March 31, 2006	4,018,514	20.57	6.5 years	36

Weighted-average fair value of options granted	$4.86

PPL Energy Supply

Outstanding at January 1, 2006	1,225,502	$21.72

Granted	494,660	30.14
Exercised	(112,440)	19.37

Outstanding at March 31, 2006	1,607,722	24.48	8.0 years	$8

Options exercisable at March 31, 2006	743,499	20.15	6.4 years	7

Weighted-average fair value of options granted	$4.86

PPL Electric

Outstanding at January 1, 2006	285,372	$22.95

Granted	88,540	30.14

Outstanding at March 31, 2006	373,912	24.65	7.6 years	$2

Options exercisable at March 31, 2006	204,000	21.95	6.3 years	2

Weighted-average fair value of options granted	$4.86

The total intrinsic value of stock options exercised was:

	March 31, 2006	March 31, 2005

PPL	$1	$13

PPL Energy Supply	1	2

PPL Electric		1

Unrecognized compensation cost related to stock options is:

	Unrecognized Compensation Cost	Weighted-Average Period for Recognition

PPL and PPL Energy Supply	$3	2.3 years

Cash received from stock option exercises for the three months ended March 31, 2006 and 2005, was $2 million and $24 million. The income tax benefits from share-based arrangements for the three months ended March 31, 2006 and 2005, were $2 million and $6 million, with $4 million attributed to stock option exercises for 2005.

The estimated fair value of each option granted was calculated using a Black-Scholes option-pricing model. The weighted-average assumptions used in the model were:

	2006	2005

Risk-free interest rate	4.06%	4.09%

Expected option life	6.25 yrs.	7.00 yrs.

Expected stock volatility	19.86%	18.09%

Dividend yield	3.76%	3.88%

Based on the above assumptions, the weighted-average grant date fair value of options granted during the three months ended March 31, 2006 and 2005, was $4.86 and $3.99.

PPL uses historical volatility to value its stock options using the Black-Scholes option pricing model. Volatility over the expected term of the options is evaluated with consideration given to prior periods that may need to be excluded based on events not likely to recur that had impacted PPL's volatility in those prior periods. Management's expectations for future volatility, considering potential changes to PPL's business model and other economic conditions, are also reviewed in addition to the historical data to determine the final volatility assumption.

Directors Stock Units (PPL)

Under the Directors Deferred Compensation Plan, stock units are used to compensate members of PPL's Board of Directors who are not employees of PPL. Such stock units represent shares of PPL's common stock to which board members are entitled after they cease serving as a member of the Board of Directors. Board members are also entitled to defer any or all of their cash compensation into stock units. The stock unit accounts of each board member are increased based on dividends paid or other distributions on PPL's common stock. There were 282,008 stock units outstanding at March 31, 2006. Compensation expense was insignificant for the periods ending March 31, 2006 and 2005.

Stock Appreciation Rights (PPL and PPL Energy Supply)

WPD uses stock appreciation rights to compensate senior management employees. Stock appreciation rights are granted with a reference price to PPL's common stock at the date of grant. These awards vest over a three-year period and have a 10-year term, during which time employees are entitled to receive a cash payment of any appreciation in the price of PPL's common stock over the grant date value. At March 31, 2006, there were 402,398 stock appreciation rights outstanding. Compensation expense was insignificant for the periods ending March 31, 2006 and 2005.

10.	Pension and Other Postretirement Benefits

(PPL and PPL Energy Supply)

Net periodic pension and other postretirement benefit costs were:

	Three Months Ended March 31,

	Pension Benefits				Other Postretirement Benefits

	Domestic		International

	2006	2005	2006	2005	2006	2005

PPL
Service cost	$16	$14	$5	$4	$2	$2

Interest cost	31	29	34	38	7	7

Expected return on plan assets	(41)	(40)	(48)	(52)	(5)	(5)

Amortization of transition obligation	(1)	(1)			2	2

Amortization of prior service cost	4	4	1	1	2	1

Amortization of loss			11	6	2	2

Net periodic pension and other postretirement benefit costs (credits) prior to special termination benefits	9	6	3	(3)	10	9

Special termination benefits (a)				5

Net periodic pension and other postretirement benefit costs	$9	$6	$3	$2	$10	$9

PPL Energy Supply
Service cost	$1	$1	$5	$4

Interest cost	1	1	34	38

Expected return on plan assets	(1)	(1)	(48)	(52)

Amortization of prior service cost			1	1

Amortization of loss			11	6

Net periodic pension and other postretirement benefit costs (credits) prior to special termination benefits	1	1	3	(3)

Special termination benefits (a)				5

Net periodic pension and other postretirement benefit costs	$1	$1	$3	$2

(a)
The $5 million cost of special termination benefits for 2005 was related to the WPD-approved staff reduction plan as a result of the merger of its two control rooms, metering reorganization and other staff efficiencies. Additional pension costs were recognized due to early retirement and pension enhancement provisions granted to the employees.

11.	Commitments and Contingent Liabilities

Energy Purchases, Energy Sales and Other Commitments

Energy Purchase Commitments (PPL, PPL Energy Supply and PPL Electric)

PPL and PPL Energy Supply enter into long-term purchase contracts to supply the fuel requirements for generation facilities. These include contracts to purchase coal, emission allowances, natural gas, oil and nuclear fuel. These contracts extend for terms through 2019. PPL and PPL Energy Supply also enter into long-term contracts for the storage and transport of natural gas. These contracts extend through 2014 and 2032, respectively. Additionally, PPL and PPL Energy Supply enter into long-term contracts to purchase power that extend for terms through 2010.

PPL and PPL Energy Supply entered into long-term power purchase agreements with two wind project developers to purchase the full output of their facilities when they begin commercial operation. One of the power purchase agreements is for 50-100 MW and extends for a term of 15 years. The in-service date for this project is under evaluation. The other power purchase agreement is for 24 MW and extends for a term through 2026.

As part of the purchase of generation assets from Montana Power, PPL Montana assumed a power purchase agreement, which was still in effect at March 31, 2006. In accordance with purchase accounting guidelines, PPL Montana recorded a liability of $58 million as the estimated fair value of the agreement at the acquisition date. The liability is being reduced over the term of the agreement, through 2010, as an adjustment to "Energy purchases" on the Statement of Income. The unamortized balance of the liability related to the agreement at March 31, 2006, was $45 million and is included in "Deferred Credits and Other Noncurrent Liabilities - Other" on the Balance Sheet.

In 1998, PPL Electric recorded a loss accrual for above-market contracts with NUGs of $854 million, due to the deregulation of its generation business. Effective January 1999, PPL Electric began reducing this liability as an offset to "Energy purchases" on the Statement of Income. This reduction is based on the estimated timing of the purchases from the NUGs and projected market prices for this generation. The final NUG contract expires in 2014. In connection with the corporate realignment in 2000, the remaining balance of this liability was transferred to PPL EnergyPlus. At March 31, 2006, the remaining liability associated with the above-market NUG contracts was $188 million.

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

On July 1, 2002, PPL Montana began to sell to NorthWestern an aggregate of 450 MW of energy. Under two five-year agreements, PPL Montana is supplying 300 MW of around-the-clock electricity and 150 MW of unit-contingent on-peak electricity. PPL Montana also makes short-term energy sales to NorthWestern.

In 2002, PPL began commercial operations of its Edgewood natural gas-fired generating station and its Shoreham oil-fired generating station. Each of these New York plants has a capacity of 79.9 MW. Initially, the Long Island Power Authority contracted to purchase all of Edgewood's capacity and ancillary services as part of a 3-year power purchase agreement with PPL EnergyPlus beginning at commercial operation, and all of Shoreham's capacity and ancillary services as part of a 15-year power purchase agreement with PPL EnergyPlus beginning at commercial operation. In 2005, PPL EnergyPlus extended the Edgewood power purchase agreement for an additional term that runs through October 2008. The Shoreham power purchase agreement remains in effect until 2017.

In January 2004, PPL EnergyPlus began supplying 12.5% of Connecticut Light & Power Company's (CL&P) Transitional Standard Offer load under a three-year fixed-price contract. During peak hours, PPL EnergyPlus' obligation to supply the Transitional Standard Offer load may reach 625 MW. Additionally, in January 2006, PPL EnergyPlus began to supply an additional 6.25% of CL&P's Transitional Standard Offer load under a one-year fixed-price contract. During peak hours, PPL EnergyPlus' obligation to supply the Transitional Standard Offer load may reach 313 MW.

As a result of New Jersey's Electric Discount and Energy Competition Act, the New Jersey Board of Public Utilities authorized and made available to power suppliers, on a competitive basis, the opportunity to provide Basic Generation Service (BGS) to all non-shopping New Jersey customers. In February 2003, PPL EnergyPlus was awarded 34-month fixed-price BGS contracts for a fixed percentage of customer load (an aggregate of 1,000 MW) for Atlantic City Electric Company (ACE), Jersey Central Power & Light Company (JCPL) and Public Service Electric & Gas Company (PSEG). These contracts commenced in August 2003. In the first quarter of 2005, PPL EnergyPlus was awarded a portion of the Commercial Industrial Energy Pricing tranche, which amounts to 85 MW after expected shopping. These 12-month contracts began in June 2005. In February 2006, PPL EnergyPlus was awarded 36-month fixed-price BGS contracts for fixed percentages of customer load (an aggregate of 600 MW) for ACE, JCPL and PSEG. These contracts commence in June 2006.

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

The Kerr Dam Project license was jointly issued by the FERC to Montana Power and the Confederated Salish and Kootenai Tribes of the Flathead Reservation in 1985, and required Montana Power to hold and operate the project for 30 years. The license required Montana Power, and subsequently PPL Montana as a result of the purchase of the Kerr Dam from Montana Power, to continue to implement a plan to mitigate the impact of the Kerr Dam on fish, wildlife and the habitat. Under this arrangement, PPL Montana has a remaining commitment to spend $19 million between 2006 and 2015, at which point the tribes have the option to purchase, hold and operate the project.

PPL Montana entered into two Memoranda of Understanding (MOUs) with state, federal and private entities related to the issuance in 2000 of the FERC renewal license for the nine dams for the Missouri-Madison project. The MOUs require PPL Montana to implement plans to mitigate the impact of its projects on fish, wildlife and the habitat, and to increase recreational opportunities. The MOUs were created to maximize collaboration between the parties and enhance the possibility for matching funds from relevant federal agencies. Under this arrangement, PPL Montana has a remaining commitment to spend $34 million between 2006 and 2040.

Legal Matters

(PPL, PPL Energy Supply and PPL Electric)

PPL and its subsidiaries are involved in numerous legal proceedings, claims and litigation in the ordinary course of business. PPL and its subsidiaries cannot predict the outcome of such matters, or whether such matters may result in material liabilities.

Montana Power Shareholders' Litigation (PPL and PPL Energy Supply)

In August 2001, a purported class-action lawsuit was filed by a group of shareholders of Montana Power against Montana Power, the directors of Montana Power, certain advisors and consultants of Montana Power and PPL Montana. The plaintiffs allege, among other things, that Montana Power was required to, and did not, obtain shareholder approval of the sale of Montana Power's generation assets to PPL Montana in 1999, and thus that sale "was null and void ab initio." Among the remedies that the plaintiffs are seeking is the establishment of a "resulting and/or constructive trust" on both the generation assets and all profits earned by PPL Montana from the generation assets, plus interest on the amounts subject to the trust. This lawsuit has been pending in the U.S. District Court of Montana, Butte Division and the judge has placed this proceeding on hold pending the outcome of certain motions currently before the U.S. Bankruptcy Court for the District of Delaware, the resolution of which may impact this proceeding. PPL and PPL Energy Supply cannot predict the outcome of this matter.

Montana Hydroelectric Litigation (PPL and PPL Energy Supply)

In November 2004, PPL Montana, Avista Corporation and PacifiCorp commenced an action for declaratory judgment in Montana First Judicial District Court seeking a determination that no lease payments or other compensation for their hydropower facilities' use and occupancy of streambeds in Montana can be collected by the State of Montana. This request for declaratory judgment from the Montana state court was brought following the dismissal of the State of Montana's federal lawsuit in the U.S. District Court of Montana, Missoula Division, due to lack of diversity jurisdiction, seeking such payments or compensation. The State's federal lawsuit was founded on allegations that the bed of Montana's navigable rivers became state-owned property upon Montana's admission to statehood, and that the use of them for placement of dam structures, affiliated structures and reservoirs should, under an existing regulatory scheme, trigger lease payments for use of land underneath. PPL and PPL Energy Supply cannot predict the outcome of this state court proceeding.

Regulatory Issues

California ISO and Western Markets (PPL and PPL Energy Supply)

Through its subsidiaries, PPL made $18 million of sales to the California ISO during the period from October 2000 through June 2001, of which $17 million has not been paid to PPL subsidiaries. Given the myriad of electricity supply problems presently faced by the California electric utilities and the California ISO, PPL cannot predict whether or when it will receive payment. At March 31, 2006, PPL has fully reserved for possible underrecoveries of payments for these sales.

Regulatory proceedings arising out of the California electricity supply situation have been filed at the FERC. The FERC has determined that all sellers of energy into markets operated by the California ISO and the California Power Exchange, including PPL Montana, should be subject to refund liability for the period beginning October 2, 2000 through June 20, 2001, but the FERC has not yet ruled on the exact amounts that the sellers, including PPL Montana, would be required to refund. In September 2004, the U.S. Court of Appeals for the Ninth Circuit held that the FERC had the additional legal authority to order refunds for periods prior to October 2, 2000, and ordered the FERC to determine whether or not it would be appropriate to grant such additional refunds.

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

Litigation arising out of the California electricity supply situation has been filed in California courts against sellers of energy to the California ISO. The plaintiffs and intervenors in these legal proceedings allege, among other things, abuse of market power, manipulation of market prices, unfair trade practices and violations of state antitrust laws, and seek other relief, including treble damages and attorneys' fees. While PPL's subsidiaries have not been named by the plaintiffs in these legal proceedings, one defendant in a consolidated court proceeding named PPL Montana in its cross-complaint; this defendant denied any unlawful conduct but asserted that, if it is found liable, the other generators and power marketers, including PPL Montana, caused, contributed to and/or participated in the plaintiffs' alleged losses.

In February 2004, the Montana Public Service Commission initiated a limited investigation of the Montana retail electricity market for the years 2000 and 2001, focusing on how that market was affected by transactions involving the possible manipulation of the electricity grid in the western U.S. The investigation includes all public utilities and licensed electricity suppliers in Montana, including PPL Montana, as well as other entities that may possess relevant information. In June 2004, the Montana Attorney General served PPL Montana and more than 20 other companies with subpoenas requesting documents, and PPL Montana has provided responsive documents to the Montana Attorney General.

While PPL and its subsidiaries believe that they have not engaged in any improper trading or marketing practices affecting the California and western markets, PPL cannot predict the outcome of the above-described investigations, lawsuits and proceedings or whether any PPL subsidiaries will be the target of any additional governmental investigations or named in other lawsuits or refund proceedings.

PJM Capacity Litigation (PPL, PPL Energy Supply and PPL Electric)

In December 2002, PPL was served with a complaint against PPL, PPL EnergyPlus and PPL Electric filed in the U.S. District Court for the Eastern District of Pennsylvania by a group of 14 Pennsylvania boroughs that apparently alleged, among other things, violations of the federal antitrust laws in connection with the pricing of installed capacity in the PJM daily market during the first quarter of 2001 and certain breach of contract claims. These boroughs were wholesale customers of PPL Electric. In April 2006, the court dismissed all of the federal antitrust claims and all of the breach of contract claims except for one breach of contract claim by one of the boroughs.

Each of the U.S. Department of Justice - Antitrust Division, the FERC and the Pennsylvania Attorney General conducted investigations regarding PPL's PJM capacity market transactions in early 2001 and did not find any reason to take action against PPL.

New England Investigation (PPL and PPL Energy Supply)

In January 2004, PPL became aware of an investigation by the Connecticut Attorney General and the FERC's Office of Market Oversight and Investigation (OMOI) regarding allegations that natural gas-fired generators located in New England illegally sold natural gas instead of generating electricity during the week of January 12, 2004. PPL has responded to a data request of OMOI that indicated that PPL was not under suspicion of a regulatory violation, but that OMOI was conducting an initial investigation. PPL also has responded to data requests of ISO New England and data requests served by subpoena from the Connecticut Attorney General. Both OMOI and ISO New England have issued preliminary reports finding no regulatory or other violations concerning these matters. While PPL does not believe that it committed any regulatory or other violations concerning the subject matter of these investigations, PPL cannot predict the outcome of these investigations.

PJM Billing (PPL, PPL Energy Supply and PPL Electric)

In December 2004, Exelon Corporation, on behalf of its subsidiary, PECO Energy, Inc. (PECO), filed a complaint against PJM and PPL Electric with the FERC alleging that PJM had overcharged PECO from April 1998 through May 2003 as a result of an error by PJM in the State Estimator Model used in connection with billing all PJM customers for certain transmission, spot market energy and ancillary services charges. Specifically, the complaint alleged that PJM mistakenly identified PPL Electric's Elroy substation transformer as belonging to PECO and that, as a consequence, during times of congestion, PECO's bills for transmission congestion from PJM erroneously reflected energy that PPL Electric took from the Elroy substation and used to serve PPL Electric's load. The complaint requested the FERC, among other things, to direct PPL Electric to refund to PJM $39 million, plus interest of $8 million, and for PJM to refund these same amounts to PECO. In February 2005, PPL Electric filed its response with the FERC stating that neither PPL Electric nor any of its affiliates should be held financially responsible or liable to PJM or PECO as a result of PJM's error.

In April 2005, the FERC determined that PECO is entitled to reimbursement for the transmission congestion charges that PECO asserts PJM erroneously billed to it at the Elroy substation. The FERC set for additional proceedings before a judge the determination of the amount of the overcharge to PECO and which PJM market participants were undercharged and therefore are responsible for reimbursement to PECO.

PPL Electric recognized an after-tax charge of $27 million (or $0.07 per share for PPL) in the first quarter of 2005 for a loss contingency related to this matter. The pre-tax accrual was $47 million, with $39 million included in "Energy purchases" on the Statement of Income, and $8 million in "Interest Expense."

In September 2005, PPL Electric and Exelon Corporation filed a proposed settlement agreement regarding this matter with the FERC. In March 2006, the FERC rejected the settlement agreement indicating that the agreement involves material issues of fact that it cannot decide without further information, and ordered the matter to be set for hearing.

Subsequently, in March 2006, PPL Electric and Exelon filed with the FERC a new proposed settlement agreement under which PPL Electric would pay approximately $41 million over a five-year period to PJM through a new transmission charge that, under applicable law, would be recoverable from PPL Electric's retail customers. PJM would forward amounts collected under this new charge to PECO. The FERC has not yet acted on this new proposed settlement agreement.

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

FERC Market-Based Rate Authority (PPL and PPL Energy Supply)

In December 1998, the FERC issued an order authorizing PPL EnergyPlus to make wholesale sales of electric power and related products at market-based rates. In that order, the FERC directed PPL EnergyPlus to file an updated market analysis within three years of the date of the order, and every three years thereafter. The most recent market-based rate filings with the FERC were made in November 2004 by PPL EnergyPlus, PPL Electric, PPL Montana and most of PPL Generation's subsidiaries. These filings consisted of a Western market-based rate filing for PPL Montana and an Eastern market-based rate filing for most of the other PPL subsidiaries in the PJM region.

In September 2005, the FERC issued an order conditionally approving the Eastern market-based rate filing, subject to PPL subsidiaries making a compliance filing providing further support that they cannot erect other non-transmission barriers to entry into the generation market. The PPL subsidiaries made this compliance filing in October 2005.

Also in September 2005, in an order on PPL's western market-based rate filing, the FERC found that PPL Montana did not pass one of the FERC's initial screening tests for market power in NorthWestern's control area, namely the wholesale market share screen. As a result, PPL Montana was required to make a more detailed filing with the FERC demonstrating that it meets the market power tests. Also, the FERC has established a refund effective date of November 8, 2005 (for sales made in NorthWestern's control area pursuant to contracts entered into on and after that date), in the event that PPL Montana does not pass the FERC's market power tests. The FERC's order is not a definitive determination that PPL Montana has market power but rather the FERC's mechanism for analyzing market-based rate authority applications that require further scrutiny. In October 2005, PPL Montana made the more detailed filing with the FERC, which PPL Montana believes demonstrates that it cannot exercise generation market power in NorthWestern's control area and should be granted market-based rate authority in that area. The Montana Public Service Commission is contending in this proceeding that PPL Montana possesses market power in NorthWestern's control area and that the FERC should deny PPL Montana authority to sell power at market-based rates. The Montana Consumer Counsel is contending in this proceeding that PPL Montana has market power in NorthWestern's control area, that the FERC should deny PPL Montana authority to sell power in NorthWestern's control area at market-based rates and that PPL Montana cannot legally refuse to sell power to NorthWestern at cost-based rates if the FERC denies PPL Montana market-based rate authority in NorthWestern's control area. The FERC has not yet acted on PPL Montana's more detailed filing. While PPL Montana continues to believe that it does not have market power in NorthWestern's control area and that it has no obligations to make additional sales of power to NorthWestern regardless of the outcome of this proceeding, it cannot predict the outcome of this proceeding.

Wallingford Cost-Based Rates (PPL and PPL Energy Supply)

In January 2003, PPL negotiated an agreement with ISO New England that would declare that four of the five units at PPL's Wallingford, Connecticut facility are "reliability must run" (RMR) units and put those units under cost-based rates. This RMR agreement and the cost-based rates are subject to the FERC's approval. In May 2003, the FERC denied PPL's request for approval of the RMR agreement and cost-based rates, but in August 2005, the U.S. Court of Appeals for the District of Columbia Circuit reversed the FERC's denial and remanded the case to the FERC for further consideration. In April 2006, the FERC conditionally approved the RMR agreement and the cost-based rates for the four Wallingford units, effective February 1, 2003, subject to refund, hearing and settlement procedures. The FERC ordered a hearing to determine whether the Wallingford facility needed the RMR agreement, the proposed cost-based rates under the RMR agreement and the financial accounting for past periods under the RMR agreement. Any rates collected under the RMR agreement prior to the completion of the hearing proceedings will be subject to refund pending the outcome of the proceedings. The hearing will be held in abeyance until about early June 2006, pending the outcome of settlement procedures among PPL and all interested parties. PPL cannot predict the outcome of this matter.

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

In addition, Section 29 provides for the synthetic fuel tax credit to begin to phase out when the relevant annual reference price for crude oil, which is the domestic first purchase price (DFPP), falls within a designated range and to be eliminated when the DFPP exceeds the range. The phase-out range is adjusted annually for inflation. Currently, the DFPP is published by the IRS annually in April for the prior year and is calculated based on the annual average wellhead price per barrel for all unregulated domestic crude oil. PPL experienced no phase-out of tax credits in 2005, based on the final DFPP reference price and the phase-out range applicable for 2005.

Accounting for inflation, PPL currently estimates the phase-out range for 2006 to begin at $54 per barrel (DFPP) and the tax credits to be totally eliminated at about $68 per barrel (DFPP). Due to the volatility of crude oil prices, PPL cannot predict with any certainty the final DFPP reference price for crude oil for 2006 and 2007. However, if the price of crude oil remains at, or increases above, current price levels in 2006 or 2007, under current phase-out provisions, PPL's synthetic fuel tax credits for either or both of those years would be significantly reduced or eliminated.

Since PPL began the synthetic fuel operations, the synthetic fuel produced at the Somerset and Tyrone facilities have resulted in an aggregate recognition of approximately $276 million and $66 million of tax credits as of March 31, 2006. During the first quarter of 2006, the facilities produced $15 million and $12 million of tax credits before phase-out. As of March 31, 2006, PPL currently estimates the 2006 phase-out to be approximately 44%, resulting in a recognition of $8 million of tax credits for Somerset and $7 million of tax credits for Tyrone.

In 2005, PPL entered into economic hedge transactions that serve to mitigate some of the earnings and cash flow impact of increases in crude oil prices for 2006 and 2007, with the mark-to-market value of these hedges reflected in "Energy-related businesses" revenues on the Statement of Income. Based on forecasted oil prices and other considerations, in early April 2006, PPL suspended operations at its Somerset facility. In addition, PPL currently expects to suspend operations of the Tyrone facility in mid-2006. At this time, PPL cannot predict the extent to which the Somerset facility or the Tyrone facility will operate in 2006 or 2007, including whether such suspensions in operation will be permanent.

PPL also purchases synthetic fuel from unaffiliated third parties, at prices below the market price of coal, for use at its coal-fired power plants. In 2005, PPL's purchases from these third parties resulted in fuel cost savings of approximately $24 million. PPL estimates that if these third parties had discontinued their synthetic fuel operations and sales to PPL at the end of April 2006 due to the impact of projected oil prices, it would incur additional fuel costs of $16 million for the remainder of 2006.

There currently are legislative proposals pending in the U.S. Congress that could affect the potential phase-out of the synthetic fuel tax credits for 2006 and 2007. At this time, PPL cannot predict whether any such legislation will be enacted or the impact of any such legislation on its synthetic fuel operations or tax credits in 2006 or 2007.

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

Energy Policy Act of 2005 (PPL, PPL Energy Supply and PPL Electric)

In August 2005, President Bush signed into law the Energy Policy Act of 2005 (the "2005 Energy Act"). The 2005 Energy Act is comprehensive legislation that will substantially affect the regulation of energy companies. The Act amends federal energy laws and provides the FERC with new oversight responsibilities. Among the important changes to be implemented as a result of this legislation are:

•	The Public Utility Holding Company Act of 1935 has been repealed. PUHCA significantly restricted mergers and acquisitions in the electric utility sector.
•	The FERC will appoint and oversee an electric reliability organization to establish and enforce mandatory reliability rules regarding the bulk power system.
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

The implementation of the 2005 Energy Act requires proceedings at the state level and the development of regulations by the FERC, the DOE and other federal agencies, some of which have not been finalized. PPL cannot predict when all of these proceedings and regulations will be finalized.

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

Air (PPL and PPL Energy Supply)

The Clean Air Act deals, in part, with acid rain, attainment of federal ambient ozone standards, particulate matter standards and toxic air emissions and visibility in the U.S. Amendments to the Clean Air Act are likely to continue to be brought up for consideration in the U.S. Congress. Past proposed amendments would have required significant further reductions in emissions of nitrogen oxide and sulfur dioxide and reductions in emissions of mercury beyond the reductions discussed below and some would have included reductions in carbon dioxide.

Citing its authority under the Clean Air Act, the EPA has developed new standards for ambient levels of ozone and fine particulates in the U.S. These standards have been upheld following court challenges. To facilitate attainment of these standards, the EPA has promulgated the Clean Air Interstate Rule (CAIR) for 28 midwestern and eastern states, including Pennsylvania, to reduce national sulfur dioxide emissions by about 50% by 2010 and to extend the current seasonal program for nitrogen oxide emission reductions to a year-round program starting in 2009. The CAIR requires further reductions, starting in 2015, in sulfur dioxide and nitrogen oxide of 30% and 20%, respectively, from 2010 levels. The CAIR allows these reductions to be achieved through cap-and-trade programs. Pennsylvania has not challenged the CAIR, but the rule has been challenged by several states and environmental groups as not being sufficiently strict, and by industry petitioners as being too strict. In addition, several Canadian environmental groups have petitioned the EPA under the Clean Air Act to revise the CAIR to require deeper reductions in sulfur dioxide and mercury emissions, and the Ozone Transport Commission (consisting of Pennsylvania and 11 other states and the District of Columbia) has passed a resolution calling for reductions in sulfur dioxide and nitrogen oxide that are more stringent than those under CAIR. The Pennsylvania DEP, which represents Pennsylvania on the Ozone Transport Commission, has indicated its support for developing regulations for reductions in sulfur dioxide and nitrogen oxide that are more stringent than those under CAIR.

In order to continue meeting existing sulfur dioxide reduction requirements of the Clean Air Act, PPL is proceeding with the installation of sulfur dioxide scrubbers at its Montour Units 1 and 2 and Brunner Island Unit 3 by 2008, and also plans to install a scrubber at Brunner Island Units 1 and 2 by 2009. Based on expected levels of generation, emission allowance shortfalls that would otherwise occur without significant additional purchases of allowances and projected emission allowance prices, PPL has determined that it is more economic to install these scrubbers than to purchase significant additional emission allowances. PPL's current installation plan for the scrubbers and other pollution control equipment (primarily aimed at sulfur dioxide, particulate and nitrogen oxide emissions reduction) from 2005 to 2010 reflects a cost of $1.6 billion.

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

Pennsylvania and ten other states have challenged the new EPA mercury regulations in the D.C. Circuit Court of Appeals as not being sufficiently strict. The Pennsylvania Environmental Quality Board (PaEQB) accepted a petition filed by PennFuture, an environmental citizens organization, requesting the PaEQB to develop mercury rules that would require by 2008 a level of mercury reduction that would be more stringent than the EPA's regulations, and the Pennsylvania DEP (which works with the PaEQB to develop Pennsylvania environmental regulations) has circulated for informal stakeholder input a preliminary draft mercury rule that is more stringent than the EPA's regulations but different from those requested by PennFuture. A proposed rule is expected to be released for formal public comment in May 2006.

As a result of a petition to initiate state-specific rulemaking for mercury emissions that was filed by a coalition of environmental and other public interest groups with the Montana Board of Environmental Review (BER) in September 2005, the Montana Department of Environmental Quality (DEQ) is developing a rule to recommend to the BER that would be more stringent than the EPA's mercury regulations. The Montana BER has authorized the DEQ to move forward with the development of this mercury rule, and the proposed rule is expected to be released for formal public comment by May 2006. At the same time, the DEQ also will request comments on an alternative rule that would adopt the requirements of the EPA's regulations.

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

In addition to the above rules, the Clean Air Visibility Rule was issued by the EPA on June 15, 2005, to address regional haze or regionally-impaired visibility caused by multiple sources over a wide area. The rule defines Best Available Retrofit Technology requirements for electric generating units, including presumptive limits for sulfur dioxide and nitrogen oxide controls for large units. The EPA has stated that this rule will not require states to make reductions in sulfur dioxide or nitrogen oxide beyond those required by CAIR, although states can establish more stringent rules.  At this time, PPL cannot predict whether the Pennsylvania DEP will require additional reductions beyond the requirements established through CAIR. If the Pennsylvania DEP establishes regulations to require additional reductions, the additional costs to comply with such regulations, which are not now determinable, could be significant. In states like Montana that are not within the CAIR region, the need for and costs of additional controls as a result of this new rule are not now determinable, but could be significant.

In 1999, the EPA initiated enforcement actions against several utilities, asserting that older, coal-fired power plants operated by those utilities have, over the years, been modified in ways that subject them to more stringent "New Source" requirements under the Clean Air Act. The EPA subsequently issued notices of violation and commenced enforcement activities against other utilities. However, in the past several years, the EPA has shifted its position on New Source Review. In 2003, the EPA issued changes to its regulations that clarified what projects are exempt from "New Source" requirements as routine maintenance and repair. However, these regulations were stayed and subsequently struck down by the U.S. Court of Appeals for the District of Columbia Circuit. PPL is therefore continuing to operate under the "New Source" regulations as they existed prior to the EPA's 2003 clarifications.

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

In addition to the requirements related to emissions of sulfur dioxide, nitrogen oxide and mercury noted above, there is a growing concern nationally and internationally about carbon dioxide emissions. In June 2005, the U.S. Senate adopted a resolution declaring that mandatory reductions in carbon dioxide are needed. Various legislative proposals are being considered in Congress, and several states already have passed legislation capping carbon dioxide emissions. The Bush administration is promoting a voluntary carbon dioxide reduction program, called the Climate VISION program. In support of this program, the electric power industry has committed to reducing its greenhouse gas emission intensity levels (measured as tons of carbon dioxide equivalent against electric power production in MWh) by 3% to 5% by the 2010 to 2012 period. Separate from the national initiatives, in December 2005, seven northeastern states signed an MOU establishing a cap and trade program commencing in January 2009 for stabilization of carbon dioxide emissions, at base levels established in 2005, from electric power plants larger than 25 MW in capacity. In April 2006 Maryland's governor signed a bill that will have the state participating in this same program (known as the Regional Greenhouse Gas Initiative) by June 2007. The MOU also provides for a 10% reduction in carbon dioxide emissions from the base levels by the end of 2018. Increased pressure for carbon dioxide emissions reduction also is coming from investor organizations and the international community.

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

Water/Waste (PPL and PPL Energy Supply)

In August 2005, a leak from a disposal basin containing fly ash and water used in connection with the operation of the two 150-MW coal-fired generating units at the Martins Creek generating facility caused the discharge of 100 million gallons of water containing ash from the basin onto adjacent roadways and fields, and into a nearby creek and the Delaware River. The leak was stopped, and PPL has determined that the problem was caused by a failure in the disposal basin's discharge structure. PPL has conducted extensive clean-up and is continuing to work with the Pennsylvania DEP and other appropriate agencies and consultants to assess the extent of the ash remaining in the river and whether the release caused any environmental damage. PPL shut down the two coal-fired generating units in September 2005 and placed the units back in service in December 2005 after completing the repairs and upgrades to the basin and obtaining the Pennsylvania DEP's approval.

In September 2005, PPL Martins Creek and the Pennsylvania DEP were served with notice by the Delaware Riverside Conservancy and several citizens of their intention to file a citizens' suit on the basis that the leak from the disposal basin at Martins Creek allegedly violated various state and federal laws. The Pennsylvania DEP subsequently filed a complaint in Commonwealth court against PPL Martins Creek and PPL Generation, alleging violations of various state laws and regulations and seeking penalties and injunctive relief. The Delaware Riverside Conservancy and several citizens have been granted the right, without objection from PPL, to intervene in the Pennsylvania DEP's action. PPL intends to engage in settlement discussions to resolve the Pennsylvania DEP action. In March 2006, the Delaware Riverside Conservancy and several citizens also filed a purported class action lawsuit in the Superior Court of New Jersey, Warren County, alleging that the fly ash spill caused damages to property along a 40-mile stretch of the Delaware River. This lawsuit has not yet been served on PPL.

At this time, PPL has no reason to believe that the Martins Creek leak has caused any danger to human health or any adverse biological impact on the river aquatic life. However, a group of natural resource trustees, along with the Delaware River Basin Commission, has been conducting an assessment of any natural resource damages that could have been caused by the Martins Creek leak. PPL expects the trustees and the Delaware River Basin Commission to seek to recover their costs as well as any damages they determine were caused by the leak. PPL cannot predict when the assessment will be completed, but does not expect it to be completed before the end of 2006.

PPL Energy Supply recognized a $33 million pre-tax charge in the third quarter of 2005 and an additional $15 million pre-tax charge in the fourth quarter of 2005 (or a total of $31 million after tax, or $0.08 per share for PPL) in connection with the then-expected on-site and off-site costs relating to the remediation. Based on its ongoing assessment of the expected remediation costs, in the first quarter of 2006 PPL Energy Supply reduced the estimate in connection with the current expected costs of the leak by $3 million, of which $2 million relates to off-site costs and the remainder to on-site costs. This reduction was included in "Other operation and maintenance" on the Statement of Income. At March 31, 2006, $39 million of the $45 million estimate relates to the off-site costs, and the $6 million balance of the total charge relates to the on-site costs. PPL and PPL Energy Supply cannot predict the final cost of assessment and remediation of the leak, the outcome of the action initiated by the Pennsylvania DEP, the outcome of the natural resource damage assessment, and the exact nature of any other regulatory or other legal actions that may be initiated against PPL, PPL Energy Supply or their subsidiaries as a result of the disposal basin leak. PPL and PPL Energy Supply also cannot predict the extent of the fines or damages that may be sought in connection with any such actions or the ultimate financial impact on PPL or PPL Energy Supply.

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

In May 2003, approximately 50 plaintiffs brought an action now pending at the Montana Sixteenth Judicial District Court, Rosebud County, against PPL Montana and the other owners of the Colstrip plant alleging property damage from seepage from the freshwater and wastewater ponds at Colstrip. PPL Montana has undertaken certain groundwater investigation and remediation measures at the Colstrip plant to address groundwater contamination alleged by the plaintiffs as well as other groundwater contamination at the plant. These measures include proceeding with extending city water to certain residents who live near the plant, some of whom are plaintiffs in the litigation. Beyond the original estimated reserve of $1 million recorded by PPL Montana in 2004 (of which only an insignificant amount remains at March 31, 2006) for a proposed settlement of the property damage claims raised in the litigation, for extending city water and for a portion of the remedial investigation costs, PPL Montana may incur further costs based on its additional groundwater investigations and any related remedial measures, which costs are not now determinable, but could be significant.

PPL has been in discussions with the Pennsylvania DEP concerning the thermal discharges from its Brunner Island plant into the Susquehanna River. The matter has now been settled with PPL's commitment to install mechanical draft cooling towers at the plant. PPL expects construction of the cooling towers to begin by the end of 2007 and for the towers to be in service in the spring of 2010. The expected capital cost of the installation of the towers is approximately $125 million.

The EPA has significantly tightened the water quality standard for arsenic. The revised standard became effective in January 2006 and at this time applies only to drinking water. The revised standard may result in action by individual states that could require several PPL subsidiaries to either further treat wastewater or take abatement action at their power plants, or both. The cost of complying with any such requirements is not now determinable, but could be significant.

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

Since the PPL Electric Consent Order expired on January 31, 2005, and since only four sites remained, PPL has negotiated a new consent order and agreement (COA) with the Pennsylvania DEP that combines both PPL Electric's and PPL Gas Utilities' consent orders into one single agreement. As of March 31, 2006, PPL Electric and PPL Gas Utilities have 148 sites to address under the new combined COA, and currently no PPL Generation sites are included on the COA site list. Additional sites formerly owned or operated by PPL Electric, PPL Generation or PPL Gas Utilities are added to the consent orders on a case-by-case basis.

At March 31, 2006, PPL Electric and PPL Gas Utilities had accrued $2 million and $5 million, respectively, representing the estimated amounts each will have to spend for site remediation, including those sites covered by each company's consent orders mentioned above. Depending on the outcome of investigations at sites where investigations have not begun or have not been completed, the costs of remediation and other liabilities could be substantial. PPL and its subsidiaries also could incur other non-remediation costs at sites included in the consent orders or other contaminated sites, the costs of which are not now determinable, but could be significant.

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

(PPL and PPL Energy Supply)

Under the Pennsylvania Clean Streams Law, subsidiaries of PPL Generation are obligated to remediate acid mine drainage at former mine sites and may be required to take additional measures to prevent potential acid mine drainage at previously capped refuse piles. One PPL Generation subsidiary is pumping and treating mine water at two mine sites. Another PPL Generation subsidiary is installing passive wetlands treatment at a third site, and the Pennsylvania DEP has suggested that it may require that PPL Generation subsidiary to pump and treat the mine water at that third site. At March 31, 2006, a PPL Energy Supply subsidiary had accrued $28 million to cover the costs of pumping and treating groundwater at the two mine sites for 50 years and for operating and maintaining passive wetlands treatment at the third site.

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

Asbestos (PPL and PPL Energy Supply)

There have been increasing litigation claims throughout the U.S. based on exposure to asbestos against companies that manufacture or distribute asbestos products or that have these products on their premises. A PPL generation subsidiary has minority interests in two generation plants that currently are involved in asbestos-related lawsuits, and certain PPL energy services subsidiaries, such as those that have supplied, may have supplied or installed asbestos material in connection with the repair or installation of process piping and heating, ventilating and air conditioning systems, from time to time have been named as defendants in asbestos-related lawsuits. PPL cannot predict the outcome of any of these existing asbestos-related lawsuits or whether additional claims may be asserted against its subsidiaries or such generation plants in the future. PPL believes that all claims under current asbestos-related lawsuits naming its energy services subsidiaries as defendants are covered by insurance. Even in the absence of insurance coverage for the existing lawsuits naming its subsidiaries as defendants or involving such generation plants, PPL does not believe at this time that there is a reasonable possibility that the resolution of these lawsuits will have a material adverse effect on its financial condition or results of operations.

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

Other

Nuclear Insurance (PPL and PPL Energy Supply)

PPL Susquehanna is a member of certain insurance programs that provide coverage for property damage to members' nuclear generating stations. Facilities at the Susquehanna station are insured against property damage losses up to $2.75 billion under these programs. PPL Susquehanna is also a member of an insurance program that provides insurance coverage for the cost of replacement power during prolonged outages of nuclear units caused by certain specified conditions. Under the property and replacement power insurance programs, PPL Susquehanna could be assessed retroactive premiums in the event of the insurers' adverse loss experience. At March 31, 2006, this maximum assessment was about $38 million.

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

(PPL, PPL Energy Supply and PPL Electric)

The table below provides an update to those guarantees that are within the scope of FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34," and are specifically disclosed in Note 14 to the Financial Statements contained in each Registrant's 2005 Form 10-K.

	Recorded Liability at		Exposure at
	March 31, 2006	December 31, 2005	March 31, 2006 (a)		Expiration Date
PPL

Residual value guarantees of leased equipment			$8		2007	(b)

PPL Energy Supply (c)

WPD LLP guarantee of obligations under SIUK Capital Trust I preferred securities			82	(d)	2027

Letters of credit issued on behalf of affiliates			7	(e)	2007

Support agreements to guarantee partnerships' obligations for the sale of coal			9		2007

Retroactive premiums under nuclear insurance programs			38

Nuclear claims under The Price-Anderson Act Amendments under The Energy Policy Act of 2005			201	(f)

Contingent purchase price payments to former owners of synfuel projects			31		2007

Residual value guarantees of leased equipment			2		2007	(b)

Indemnifications for entities in liquidation			274		2008 to 2012

WPD guarantee of pension and other obligations of unconsolidated entities (g)	$4	$4	40		2017

WPD guarantee of an unconsolidated entity's lease obligations			1		2008

Tax indemnification related to unconsolidated WPD affiliates			9		2012

Indemnifications related to the sale of the Sundance plant	1	1		(h)		(h)

PPL Electric (c)

Guarantee of a portion of an unconsolidated entity's debt			7	(d)	2008

Residual value guarantees of leased equipment			73		2007	(b)

(a)	Represents the estimated maximum potential amount of future payments that could be required to be made under the guarantee.
(b)	Although the expiration date noted is 2007, equipment of similar value is generally leased and guaranteed on an on-going basis.
(c)	Other than the exceptions noted in (e) below, all guarantees of PPL Energy Supply and PPL Electric also apply to PPL on a consolidated basis.
(d)	Reflects principal payments only.
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

(h)
PPL Energy Supply's maximum exposure with respect to these indemnifications and the expiration of the indemnifications cannot be estimated because, in the case of certain of the indemnification provisions, the maximum potential liability is not capped by the transaction documents and the expiration date is based on the applicable statute of limitations. Certain of the indemnifications are triggered only if the purchaser's losses reach $1 million in the aggregate, are capped at 50% of the purchase price (or $95 million), and survive for a period of only 24 months after the May 13, 2005, transaction closing. The indemnification provision for unknown environmental and tort liabilities related to periods prior to PPL Energy Supply's ownership of the real property on which the facility is located are capped at $4 million in the aggregate and survive for a maximum period of five years after the transaction closing.

PPL, PPL Energy Supply and PPL Electric and their subsidiaries provide other miscellaneous guarantees through contracts entered into in the normal course of business. These guarantees are primarily in the form of various indemnifications or warranties related to services or equipment and vary in duration. The obligated amounts of these guarantees often are not explicitly stated, and the overall maximum amount of the obligation under such guarantees cannot be reasonably estimated. Historically, PPL, PPL Energy Supply and PPL Electric and their subsidiaries have not made any significant payments with respect to these types of guarantees. As of March 31, 2006, the aggregate fair value of these indemnifications related to arrangements entered into subsequent to December 31, 2002, was insignificant.

12.	Related Party Transactions

Affiliate Trust (PPL and PPL Energy Supply)

At both March 31, 2006, and December 31, 2005, PPL's and PPL Energy Supply's Balance Sheets reflected $89 million of "Long-term Debt with Affiliate Trust." This debt represents obligations of PPL Energy Supply under 8.23% subordinated debentures maturing in February 2027 that are held by SIUK Capital Trust I, which is a variable interest entity whose common securities are owned by PPL Energy Supply but which is not consolidated by PPL Energy Supply. Interest expense on this obligation was $3 million for the three months ended March 31, 2006 and 2005, and is reflected in "Interest Expense" for PPL and "Interest Expense with Affiliates" for PPL Energy Supply on the Statement of Income. See Note 22 in each Registrant's 2005 Form 10-K for additional information.

PLR Contracts (PPL Energy Supply and PPL Electric)

PPL Electric has power sales agreements with PPL EnergyPlus, effective July 2000 and January 2002, to supply all of PPL Electric's PLR load through December 31, 2009. Under these contracts, PPL EnergyPlus provides electricity at the predetermined capped prices that PPL Electric is authorized to charge its PLR customers. For the three months ended March 31, 2006 and 2005, these purchases totaled $446 million and $415 million. These purchases include nuclear decommissioning recovery and amortization of an up-front contract payment and are included in the Statement of Income as "Energy purchases from affiliate" by PPL Electric, and as "Wholesale energy marketing to affiliate" by PPL Energy Supply.

Under one of the PLR contracts, PPL Electric is required to make performance assurance deposits with PPL EnergyPlus when the market price of electricity is less than the contract price by more than its contract collateral threshold. Conversely, PPL EnergyPlus is required to make performance assurance deposits with PPL Electric when the market price of electricity is greater than the contract price by more than its contract collateral threshold. PPL Electric estimated that, at March 31, 2006, the market price of electricity would exceed the contract price by $3.6 billion. Accordingly, at March 31, 2006, PPL Energy Supply was required to provide PPL Electric with performance assurance of $300 million, the maximum amount required under the contract. PPL Energy Supply's deposit with PPL Electric was $300 million at both March 31, 2006, and December 31, 2005. This deposit is shown on the Balance Sheet as "Collateral on PLR energy supply to/from affiliate," a current asset of PPL Energy Supply and a current liability of PPL Electric. PPL Electric pays interest equal to the one-month LIBOR plus 0.5% on this deposit, which is included in "Interest Expense with Affiliate" on the Statement of Income. PPL Energy Supply records this as affiliated interest income, which is included in "Other Income - net" on the Statement of Income.

In 2001, PPL Electric made a $90 million up-front payment to PPL EnergyPlus in connection with the PLR contracts. The up-front payment is being amortized by both parties over the term of the PLR contracts. The unamortized balance of this payment, and other payments under the contract, was $44 million at March 31, 2006, and $47 million at December 31, 2005. These current and noncurrent balances are reported on the Balance Sheet as "Prepayment on PLR energy supply from affiliate" by PPL Electric and as "Deferred revenue on PLR energy supply to affiliate" by PPL Energy Supply.

NUG Purchases (PPL Energy Supply and PPL Electric)

PPL Electric has a reciprocal contract with PPL EnergyPlus to sell electricity purchased under contracts with NUGs. PPL Electric purchases electricity from the NUGs at contractual rates and then sells the electricity at the same price to PPL EnergyPlus. For the three months ended March 31, 2006 and 2005, these NUG purchases totaled $39 million and $38 million. These amounts are included in the Statement of Income as "Wholesale electric to affiliate" by PPL Electric, and as "Energy purchases from affiliate" by PPL Energy Supply.

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

	Three Months Ended March 31,

	PPL Energy Supply		PPL Electric

	2006	2005	2006	2005

Direct expenses	$30	$25	$14	$14

Overhead costs	27	19	9	12

Intercompany Borrowings

(PPL Energy Supply)

PPL Energy Supply had no notes receivable from affiliates at March 31, 2006, and December 31, 2005. Interest earned on cash collateral and loans to affiliates, included in "Other Income - net" on the Statement of Income, was $5 million and $2 million for the three months ended March 31, 2006 and 2005.

PPL Energy Supply can borrow up to $650 million under a note payable to an affiliate until May 2010. In May 2004, PPL Energy Supply borrowed $495 million under this note. There was no outstanding balance at March 31, 2006, and December 31, 2005. Interest is payable monthly in arrears at LIBOR plus 1%. Interest expense on this note was insignificant for the three months ended March 31, 2006, and $4 million for the three months ended March 31, 2005, and is reflected in "Interest Expense with Affiliates" on the Statement of Income.

In late December 2005, PPL Energy Supply issued a $30 million demand note payable to an affiliate. There was a balance of $7 million and $8 million at March 31, 2006 and December 31, 2005, which is shown on the Balance Sheet as "Note Payable to Affiliate," a current liability. Interest is payable monthly at a rate equal to LIBOR plus 1.5%. Interest on this note was insignificant for the three months ended March 31, 2006, and is reflected in "Interest Expense with Affiliates" on the Statement of Income.

(PPL Electric)

In August 2004, a PPL Electric subsidiary issued a $300 million demand note to an affiliate. In February 2006, the demand note was amended to increase the maximum amount of the note to $450 million. There was a balance of $400 million and $300 million at March 31, 2006, and December 31, 2005. Interest is due quarterly at a rate equal to the 3-month LIBOR plus 1.25%. This note is shown on the Balance Sheet as "Note receivable from affiliate."

Interest earned on the note is included in "Other Income - net" on the Statement of Income, and was $5 million and $3 million for the three months ended March 31, 2006 and 2005.

Intercompany Derivatives (PPL Energy Supply)

PPL Energy Supply has entered into a combination of average rate forward and average rate option contracts with PPL. These contracts have terms identical to average rate forwards and average rate options entered into by PPL with third parties to protect expected income denominated in British pounds sterling. At March 31, 2006, the total amount of these contracts was £88 million and the market value of these positions, representing the amount PPL Energy Supply would receive from PPL upon their termination, was $2 million and is reflected in "Other Income - net" on the Statement of Income and "Price risk management assets" on the Balance Sheet.

Trademark Royalties (PPL Energy Supply)

A PPL subsidiary owns PPL trademarks and bills certain affiliates for their use. PPL Energy Supply was allocated $9 million and $8 million of this license fee for the three months ended March 31, 2006 and 2005. These allocations of the license fee are primarily included in "Other operation and maintenance" on the Statement of Income.

13.	Other Income - Net

(PPL, PPL Energy Supply and PPL Electric)

The breakdown of "Other Income - net" was:

	Three Months Ended March 31,

PPL	2006	2005

Other Income

Interest income	$8	$6

Equity earnings	1	1

Realized earnings on nuclear decommissioning trust	3	1

Gain on sale of investment in an unconsolidated affiliate (Note 8)	4

Miscellaneous - International	2	2

Miscellaneous - Domestic	4	1

Total	22	11

Other Deductions

Impairment of investment in U.K. real estate (Note 8)	8

Charitable contributions	2	2

Miscellaneous - Domestic	3	2

Other Income - net	$9	$7

PPL Energy Supply

Other Income

Interest income	$4	$4

Affiliated interest income	5	2

Equity earnings	1	1

Realized earnings on nuclear decommissioning trust	3	1

Gain on sale of investment in an unconsolidated affiliate (Note 8)	4

Miscellaneous - International	2	2

Miscellaneous - Domestic	2	1

Total	21	11

Other Deductions

Impairment of investment in U.K. real estate (Note 8)	8

Miscellaneous - Domestic	3	3

Other Income - net	$10	$8

PPL Electric

Other Income

Interest income	$3	$2

Affiliated interest income	5	3

Miscellaneous	1

Total	9	5

Other Deductions		1

Other Income - net	$9	$4

14.	Derivative Instruments and Hedging Activities

(PPL and PPL Energy Supply)

PPL and PPL Energy Supply have entered into energy derivative transactions that hedge a specific risk, but do not qualify for hedge accounting under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and interpreted. The unrealized gains and losses on these transactions are classified as non-trading and are reflected on the Statement of Income in either "Wholesale energy marketing" revenues or "Fuel" and "Energy Purchases."

Fair Value Hedges

PPL and PPL Energy Supply enter into financial or physical contracts to hedge a portion of the fair value of firm commitments of forward electricity sales and emissions allowance positions. These contracts range in maturity through 2008. Additionally, PPL and PPL Energy Supply enter into financial contracts to hedge fluctuations in the market value of existing debt issuances. These contracts range in maturity through 2013. PPL and PPL Energy Supply also enter into foreign currency forward contracts to hedge the exchange rates associated with firm commitments denominated in foreign currencies. These forward contracts range in maturity through 2008.

Cash Flow Hedges

PPL and PPL Energy Supply enter into financial and physical contracts, including forwards, futures and swaps, to hedge the price risk associated with electric, gas and oil commodities. These contracts range in maturity through 2012. Additionally, PPL and PPL Energy Supply enter into financial interest rate swap contracts to hedge interest expense associated with both existing and anticipated debt issuances. These interest rate contracts range in maturity through 2028.

PPL and PPL Energy Supply also enter into foreign currency forward contracts to hedge the cash flows associated with foreign currency-denominated debt, the exchange rates associated with firm commitments denominated in foreign currencies and the net investment of foreign operations. These forward contracts range in maturity through 2028. Net investment hedge activity is reported in the foreign currency translation adjustments component of other comprehensive income. PPL recorded net investment hedge losses, after tax, of $6 million and $7 million as of March 31, 2006 and 2005.

Due to hedge ineffectiveness, PPL and PPL Energy Supply reclassified gains, after tax, of $2 million from other comprehensive income (reported in "Wholesale energy marketing" and "Energy purchases" on the Statement of Income) for the three months ended March 31, 2006. For the same period in 2005, PPL and PPL Energy Supply reclassified losses, after tax, of $2 million.

As of March 31, 2006, the deferred net loss, after tax, on derivative instruments in accumulated other comprehensive loss that is expected to be reclassified into earnings during the next twelve months was $49 million for PPL and $46 million for PPL Energy Supply. Amounts are reclassified as the energy contracts go to delivery and interest payments are made.

This table shows the after tax change in accumulated unrealized gains or losses on derivatives in accumulated other comprehensive loss.

	Three Months Ended March 31,

	2006	2005
PPL
Beginning accumulated derivative loss	$(246)	$(63)

Net change associated with current period hedging activities and other	77	(79)

Net change from reclassification into earnings	25	13

Ending accumulated derivative loss	$(144)	$(129)

PPL Energy Supply
Beginning accumulated derivative loss	$(237)	$(45)

Net change associated with current period hedging activities and other	70	(78)

Net change from reclassification into earnings	24	12

Ending accumulated derivative loss	$(143)	$(111)

PPL and PPL Energy Supply have entered into forward contracts to hedge their exposure to changes in market prices of certain metals necessary for the scrubbers PPL is installing at its Brunner Island and Montour generating plants. These contracts qualify for cash flow hedge treatment and will ultimately be recognized on the Statement of Income in "Depreciation."

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

At March 31, 2006, PPL had a credit exposure of $416 million to energy trading partners. Ten counterparties accounted for 77% of this exposure. No other individual counterparty accounted for more than 3% of the exposure. Nine of the ten counterparties had an investment grade credit rating from S&P. One counterparty was not rated by any of the major credit rating agencies but was current on its obligations.

At March 31, 2006, PPL Energy Supply had a credit exposure of $416 million to energy trading partners. Ten counterparties accounted for 78% of this exposure. No other individual counterparty accounted for more than 3% of the exposure. Nine of the ten counterparties had an investment grade credit rating from S&P. One counterparty was not rated by any of the major credit rating agencies but was current on its obligations.

PPL and PPL Energy Supply generally have the right to request collateral from their counterparties in the event that the counterparties' credit ratings fall below investment grade. It is also the policy of PPL and PPL Energy Supply to enter into netting agreements with all of their counterparties to limit credit exposure.

(PPL Electric)

PPL Electric has an exposure to PPL Energy Supply under the long-term contract for PPL EnergyPlus to supply PPL Electric's PLR load, as described in Note 12. This is the only credit exposure for PPL Electric that has a mark-to-market element. No other counterparty accounts for more than 1% of PPL Electric's total exposure.

15.	Restricted Cash

(PPL, PPL Energy Supply and PPL Electric)

The following table details the components of restricted cash by reporting entity and by type.

	March 31, 2006

	PPL	PPL Energy Supply	PPL Electric
Current:

Collateral for letters of credit (a)	$42		$42

Deposits for trading purposes with NYMEX broker	39	$39

Counterparty collateral	4	4

Client deposits	13

Miscellaneous	2	2

Restricted cash - current	100	45	42

Noncurrent:

Required deposits of WPD (b)	17	17

PPL Transition Bond Company Indenture reserves (c)	30		30

Restricted cash - noncurrent	47	17	30

Total restricted cash	$147	$62	$72

	December 31, 2005

	PPL	PPL Energy Supply	PPL Electric
Current:

Collateral for letters of credit (a)	$42		$42

Deposits for trading purposes with NYMEX broker	29	$29

Counterparty collateral	9	9

Client deposits	12

Miscellaneous	1	1

Restricted cash - current	93	39	42

Noncurrent:

Required deposits of WPD (b)	16	16

PPL Transition Bond Company Indenture reserves (c)	32		32

Restricted cash - noncurrent	48	16	32

Total restricted cash	$141	$55	$74

(a)
A deposit with a financial institution of funds from the asset-backed commercial paper program to fully collateralize $42 million of letters of credit. See Note 7 for further discussion on the asset-backed commercial paper program.

(b)	Includes insurance reserves of $17 million and $15 million at March 31, 2006, and December 31, 2005.
(c)	Credit enhancement for PPL Transition Bond Company's $2.4 billion Series 1999-1 Bonds to protect against losses or delays in scheduled payments.

16.	Goodwill

(PPL and PPL Energy Supply)

The changes in the carrying amounts of goodwill by segment were:

	PPL Energy Supply				PPL
	Supply	International Delivery	Total	Pennsylvania Delivery	Total

Balance at December 31, 2005	$94	$921	$1,015	$55	$1,070

Effect of foreign currency exchange rates		10	10		10

Purchase accounting adjustments (a)		(15)	(15)		(15)

Balance at March 31, 2006	$94	$916	$1,010	$55	$1,065

(a)
Adjustments pursuant to EITF Issue 93-7, "Uncertainties Related to Income Taxes in a Purchase Business Combination." See Note 5 for a discussion of a $12 million goodwill adjustment related to the transfer of WPD tax items.

17.	Asset Retirement Obligations

(PPL and PPL Energy Supply)

The change in the carrying amounts of the AROs was:

AROs at December 31, 2005	$298

Add: Accretion expense	5

AROs at March 31, 2006	$303

Funds in the nuclear decommissioning trust are legally restricted for purposes of settling PPL's and PPL Energy Supply's ARO related to the decommissioning of the Susquehanna station. PPL Electric collects authorized nuclear decommissioning costs through the CTC. These revenues are passed on to PPL EnergyPlus under the power supply agreements between PPL Electric and PPL EnergyPlus. Similarly, these revenues are passed on to PPL Susquehanna under a power supply agreement between PPL EnergyPlus and PPL Susquehanna. These revenues, less applicable taxes, are used to fund the nuclear plant decommissioning trust funds and can only be used for future decommissioning costs. The aggregate fair value of the nuclear plant decommissioning trust funds was $463 million as of March 31, 2006, and $444 million as of December 31, 2005.

18.	New Accounting Standards

(PPL, PPL Energy Supply and PPL Electric)

FSP No. FIN 46(R)-6

In April 2006, the FASB issued FSP No. FIN 46(R)-6, "Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)." FSP No. FIN 46(R)-6 provides that the variability to be considered in applying FIN 46 (revised December 2003), "Consolidation of Variable Interest Entities, an Interpretation of ARB 51," (FIN 46(R)) should be based on the design of the entity involved. PPL and its subsidiaries will adopt the provisions of FSP No. FIN 46(R)-6 prospectively no later than July 1, 2006. Retrospective application to the date of the initial application of FIN 46(R) is permitted but not required. PPL and its subsidiaries do not plan to apply retrospective application to any period prior to the date of adoption. The adoption of FSP No. FIN 46(R)-6 is not expected to have a material impact on PPL and its subsidiaries.  However, the impact in periods subsequent to adoption could be material.

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

PPL and its subsidiaries adopted SFAS 123(R) effective January 1, 2006. PPL and its subsidiaries applied the modified prospective application transition method of adoption. Under this application, entities must recognize compensation expense based on the grant-date fair value for new awards granted or modified after the effective date and for unvested awards outstanding on the effective date. The adoption of SFAS 123(R) did not have a significant impact on PPL and its subsidiaries, since PPL and its subsidiaries adopted the fair value method of accounting for stock-based compensation, as described by SFAS 123, effective January 1, 2003. See Note 9 for the disclosures required by SFAS 123(R).

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

PPL CORPORATION AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

PPL is an energy and utility holding company with headquarters in Allentown, PA. In PPL's 2005 Form 10-K, descriptions of its domestic and international businesses are found in "Item 1. Business - Background" and the current corporate organizational structure is shown in Exhibit 99(a). Through its subsidiaries, PPL is primarily engaged in the generation and marketing of electricity in two key markets - the northeastern and western U.S. - and in the delivery of electricity in Pennsylvania, the U.K. and Latin America. PPL's reportable segments are Supply, International Delivery and Pennsylvania Delivery. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" in PPL's 2005 Form 10-K for an overview of PPL's strategy and the risks and the challenges that it faces in its business. See "Forward-Looking Information," Note 11 to the Financial Statements and the rest of this Item 2 in this Form 10-Q and "Item 1A. Risk Factors" and the rest of Item 7 in PPL's 2005 Form 10-K for more information concerning the material risks and uncertainties that PPL faces in its businesses and with respect to its future earnings.

The following information should be read in conjunction with PPL's Condensed Consolidated Financial Statements and the accompanying Notes.

Terms and abbreviations are explained in the glossary. Dollars are in millions, except per share data, unless otherwise noted.

Results of Operations

The following discussion begins with a review of PPL's earnings. "Results of Operations" continues with a summary of results by reportable segment and a description of key factors by segment that management expects may impact future earnings. This section ends with explanations of significant changes in principal items on PPL's Statement of Income, comparing the three months ended March 31, 2006, to the comparable period in 2005.

Earnings

Net income and the related EPS were:

	Three Months Ended March 31,

	2006	2005

Net income	$280	$168

EPS - basic	$0.74	$0.45

EPS - diluted	$0.73	$0.44

The changes in net income from period to period were, in part, attributable to several significant items that management considers unusual. Details of these unusual items are provided within the review of each segment's earnings.

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

Segment Results

Net income by segment was:

	Three Months Ended March 31,

	2006	2005

Supply	$143	$86

International Delivery	81	62

Pennsylvania Delivery	56	20

Total	$280	$168

Supply Segment

The Supply segment primarily consists of the domestic energy marketing, domestic generation and domestic development operations of PPL Energy Supply.

The Supply segment results in 2005 reflect the reclassification of the Sundance plant operating losses from certain income statement line items to "Loss from Discontinued Operations." See Note 8 to the Financial Statements for further discussion.

Supply segment net income was:

	Three Months Ended March 31,

	2006	2005
Energy revenues

External	$372	$309

Intersegment	446	416

Energy-related businesses	158	122

Total operating revenues	976	847

Fuel and energy purchases

External	339	304

Intersegment	41	38

Other operation and maintenance	166	191

Depreciation	37	36

Taxes, other than income	9	11

Energy-related businesses	154	140

Total operating expenses	746	720

Interest Expense	27	30

Income Taxes	60	9

Loss from Discontinued Operations		2

Total	$143	$86

The after-tax change in net income was due to the following factors, including discontinued operations.

Three Months Ended March 31, 2006 vs. March 31, 2005

Eastern U.S. non-trading margins	$26

Northwestern U.S. non-trading margins	14

Southwestern U.S. non-trading margins	1

Net energy trading margins	(3)

Operation and maintenance expenses	(8)

Earnings from synfuel projects	3

Energy-related businesses	2

Taxes, other than income	1

Other	2

Unusual items	19

$57

The following after-tax items, which management considers unusual, had a significant impact on the Supply segment earnings.

	Three Months Ended March 31,

	2006	2005

Reduction in Enron reserve (Note 2)	$9

Off-site remediation of ash basin leak (Note 11)	1

Settlement of NorthWestern litigation		$(6)

Acceleration of stock-based compensation expense for periods prior to 2005 (Note 9)		(3)

Total	$10	$(9)

•	See "Domestic Gross Energy Margins" for an explanation of non-trading margins by geographic region and for an explanation of net energy trading margins.

•
Higher operation and maintenance expenses were primarily due to the nuclear refueling outage and inspection costs at the Susquehanna station and outages at the Brunner Island and Martins Creek plants in 2006. The costs of these outages exceeded the costs of the 2005 planned outage at Montour and a short-duration outage at the Susquehanna station.

•
The improved earnings contribution from synfuel projects resulted from an unrealized gain on options purchased to hedge a portion of the risk associated with the phase-out of the synthetic fuel tax credits for 2006 and 2007, partially offset by the lower recognition of synthetic fuel tax credits due to the anticipated phase-out of synthetic fuel tax credits starting in 2006.

•
In the first quarter of 2006, PPL lowered its reserve on claims related to the Enron bankruptcy. This adjustment increased earnings by $9 million after-tax (or $0.03 per share). See Note 2 to the Financial Statements for additional information.

•
In the first quarter of 2005, PPL recognized a charge of $6 million after tax (or $0.02 per share) for a loss contingency related to litigation with NorthWestern. In September 2005, PPL and NorthWestern reached a final agreement to settle this litigation.

Outlook

Based on current forward energy prices, PPL is projecting higher energy margins for its Supply segment in 2006 compared with 2005. This increase is primarily driven by an 8.4% increase in PLR sale prices. Higher generation output and higher-priced wholesale energy contracts that replace expiring contracts also are expected to improve energy margins. These benefits are expected to be partially offset by increased fuel and fuel transportation expenses, higher operation and maintenance expenses and reduced earnings from synfuel projects.

See "Regulatory Issues - IRS Synthetic Fuels Tax Credits" in Note 11 to the Financial Statements for a discussion of the tax credits that PPL has earned in connection with its synfuel projects and the impact of higher oil prices on future tax credits. In early April 2006, PPL suspended operations at one of its two synfuel projects based upon increased oil prices and the potential phase-out of these tax credits under existing tax rules. For these same reasons, PPL currently expects to suspend operations at its other synfuel project in mid-2006.

PPL had projected an earnings contribution from the combination of synfuel projects and synthetic fuel-related hedges of $39 million (or $0.10 per share) in 2006.  Based upon projected production levels reflecting the suspension of PPL's synthetic fuel operations as discussed above and assuming the continued suspension for the remainder of 2006, PPL's earnings from the combination of synfuel projects and synthetic fuel-related hedges would be $19 million (or $0.05 per share) in 2006.

In addition to producing synthetic fuel, PPL also purchases synthetic fuel from unaffiliated third parties, at prices below the market price of coal, for use at its coal-fired power plants. PPL estimates that if these third parties had discontinued their synthetic fuel operations and sales to PPL at the end of April 2006 due to the impact of projected oil prices, the company would incur additional fuel costs of $16 million ($9 million after tax, or $0.02 per share) for the remainder of 2006.

There currently are legislative proposals pending in the U.S. Congress that could affect the potential phase-out of the synthetic fuel tax credits for 2006 and 2007. At this time, PPL cannot predict whether any such legislation will be enacted or the impact of any such legislation on its synthetic fuel operations or tax credits in 2006 or 2007.

The net carrying value of the property, plant and equipment and intangible assets associated with PPL's two synfuel projects was $12 million at March 31, 2006. As of March 31, 2006, the estimated phase-out of synthetic fuel tax credits, based on forward oil prices as of that date, did not result in these assets being impaired. However, these estimates can change significantly due to the volatility in oil prices as well as the potential impact of pending legislation, which could result in an impairment of the synfuel project assets that would otherwise be depreciated or amortized in 2006 and 2007. PPL will continue to assess the status of its synfuel projects as changes in oil prices, legislation and other factors occur.

International Delivery Segment

The International Delivery segment includes operations of the international energy businesses of PPL Global that are primarily focused on the distribution of electricity. Substantially all of PPL Global's international businesses are located in the U.K., Chile, El Salvador and Bolivia.

International Delivery segment net income was:

	Three Months Ended March 31,

	2006	2005

Utility revenues	$323	$293

Energy-related businesses	21	18

Total operating revenues	344	311

Energy purchases	81	63

Other operation and maintenance	67	61

Depreciation	41	38

Taxes, other than income	12	14

Energy-related businesses	9	6

Total operating expenses	210	182

Other Income - net		3

Interest Expense	48	50

Income Taxes	3	18

Minority Interest	2	2

Total	$81	$62

The after-tax change in net income was due to the following factors.

Three Months Ended March 31, 2006 vs. March 31, 2005
U.K.:

Delivery margins	$17

Operation and maintenance expenses	(7)

Income taxes	21

Impact of changes in foreign currency exchange rates	(7)

Impairment of investment in U.K. real estate (Note 8)	(6)

Other	4

Latin America	5

U.S. income taxes	(6)

Other	(3)

Unusual item - collection of receivable from Enron	1

$19

•	The U.K.'s earnings were positively impacted by higher delivery margins, primarily due to price increases and 2.9% higher sales volumes.

•	Lower U.K. income taxes were due to the transfer of WPD tax items. See Note 5 to the Financial Statements for additional information.

•	Changes in foreign exchange rates decreased WPD's portion of revenue and expense line items by 8% in the three months ended March 31, 2006, compared with the same period in 2005.

Outlook

PPL projects that the International Delivery segment will experience increased operation and maintenance expenses in 2006 compared with 2005, primarily resulting from higher pension costs at WPD, higher U.S. income taxes and a potential unfavorable change in foreign currency exchange rates in 2006.

Pennsylvania Delivery Segment

The Pennsylvania Delivery segment includes the regulated electric and gas delivery operations of PPL Electric and PPL Gas Utilities.

Pennsylvania Delivery segment net income was:

	Three Months Ended March 31,

	2006	2005
Operating revenues

External	$909	$858

Intersegment	41	38

Total operating revenues	950	896

Fuel and energy purchases

External	129	143

Intersegment	446	416

Other operation and maintenance	99	112

Amortization of recoverable transition costs	72	69

Depreciation	30	29

Taxes, other than income	50	48

Total operating expenses	826	817

Other Income - net	9	4

Interest Expense	44	55

Income Taxes	32	7

Dividends on Preferred Stock	1	1

Total	$56	$20

The after-tax change in net income was due to the following factors.

Three Months Ended March 31, 2006 vs. March 31, 2005

Delivery revenues (net of CTC/ITC amortization, interest expense on transition bonds and ancillary charges)	$(1)

Operation and maintenance expenses	7

Other	1

Unusual items	29

$36

The following after-tax items, which management considers unusual, had a significant impact on the Pennsylvania Delivery segment earnings.

	Three Months Ended March 31,

	2006	2005

PJM billing dispute (Note 11)		$(27)

Acceleration of stock-based compensation expense for periods prior to 2005 (Note 9)		(2)

Total		$(29)

•
PPL Electric recognized an after-tax charge of $27 million (or $0.07 per share) in the first quarter of 2005 for a loss contingency related to the PJM billing dispute. See Note 11 to the Financial Statements for an update on this matter. PPL cannot be certain of the outcome of this matter or the impact on PPL and its subsidiaries.

•
Lower operation and maintenance expenses in the first quarter of 2006 were primarily due to the costs incurred in January 2005, when severe ice storms hit PPL Electric's service territory. The total cost of restoring service to 238,000 customers, excluding capitalized costs and regular payroll expenses, was $16 million (or $0.02 per share).

In August 2005, the PUC issued an order granting PPL Electric's petition for authority to defer and amortize for regulatory accounting and reporting purposes these storm costs subject to certain conditions. As a result of the PUC Order and in accordance with SFAS 71, "Accounting for the Effects of Certain Types of Regulation," in the third quarter of 2005, PPL Electric deferred $12 million (or $0.02 per share) of its previously expensed storm costs. The deferral was based on its assessment of the timing and likelihood of recovering the deferred costs in PPL Electric's next distribution base rate case. At this time, PPL Electric cannot be certain that it will recover the storm costs, nor can it predict whether future incidents of severe weather will cause significant facility damage and service disruptions that would also result in significant costs.

Outlook

PPL projects that the Pennsylvania Delivery segment will have flat revenues in 2006 compared with 2005 due to favorable weather impacts in 2005 and an increase in operation and maintenance expenses.

Statement of Income Analysis --

Domestic Gross Energy Margins

The following table provides pre-tax changes in the income statement line items that comprise domestic gross energy margins.

Three Months Ended March 31, 2006 vs. March 31, 2005

Utility	$81

Wholesale energy marketing	69

Net energy trading margins	(6)

Other revenue adjustments (a)	(41)

Total revenues	103

Fuel	(4)

Energy purchases	43

Other cost adjustments (a)	(1)

Total cost of sales	38

Domestic gross energy margins	$65

(a)
Adjusted to exclude the impact of any revenues and costs not associated with domestic gross energy margins; in particular, revenues and energy costs related to the international operations of PPL Global, the domestic delivery operations of PPL Electric and PPL Gas Utilities and an accrual for the loss contingency related to the PJM billing dispute in 2005 (see Note 11 to the Financial Statements for additional information). Also adjusted to include the margins of the Sundance plant, which were included in "Loss from Discontinued Operations," prior to its sale in May 2005, and gains or losses on sales of emission allowances, which are included in "Other operation and maintenance" expenses, on the Statement of Income.

Changes in Domestic Gross Energy Margins By Region

Domestic gross energy margins are generated through PPL's normal hedging (non-trading) activities, as well as trading activities. PPL manages its non-trading energy business on a geographic basis that is aligned with its generation assets. Additionally, beginning in 2006, PPL further segregates non-trading activities into two categories: normal non-trading hedge activity and non-trading economic activity. Non-trading economic activity represents the net unrealized effect of derivative transactions that are entered into as economic hedges, but do not qualify for hedge accounting under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and interpreted.

Three Months Ended March 31, 2006 vs. March 31, 2005
Non-trading

Eastern U.S.	$45

Northwestern U.S.	24

Southwestern U.S.	2

Net energy trading	(6)

Domestic gross energy margins	$65

Eastern U.S.

Eastern U.S. non-trading margins were higher in the first quarter of 2006 compared with the same period in 2005, primarily because of an 8.4% increase in PLR sale prices in accordance with the schedule established by the PUC Final Order. Also contributing to the increase in margins were higher sales prices and lower reliance on higher-cost oil and gas units in 2006. Partially offsetting these improvements were higher wholesale energy purchase prices and higher coal prices, which were up 49% and 18%, respectively.

Non-trading economic activity contributed $12 million to the quarter due to commodity price movements on forward energy purchase and sale contracts used to hedge wholesale marketing activities.

Northwestern U.S.

Northwestern U.S. non-trading margins were higher in the first quarter of 2006 compared with the same period in 2005, primarily due to higher average sales prices, which were up 18%. Also contributing was a 35% increase in hydroelectric generation output. Partially offsetting these improvements was a 22% increase in average coal prices and a 4% increase in average energy purchase prices.

Net Energy Trading

PPL enters into certain energy contracts that meet the criteria of trading derivatives as defined by EITF Issue 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities." These physical and financial contracts cover trading activity associated with electricity, gas and oil.

Net energy trading margins decreased by $6 million in the first quarter of 2006 compared with the same period in 2005, primarily due to losses on gas and oil financial instruments.

The physical volumes for electricity and gas associated with energy trading for the three months ended March 31, 2006 were 2,085 GWh and 4.3 Bcf, compared with 1,066 GWh and 4.5 Bcf in the same period last year. The amount of energy trading margins from unrealized transactions was a $4 million gain in the first quarter of 2006 compared to a $5 million gain in the same period last year.

Utility Revenues

The increase in utility revenues was attributable to:

Three Months Ended March 31, 2006 vs. March 31, 2005
Domestic:

Retail electric revenue (PPL Electric)

PLR electric generation supply	$34

Electric delivery	(3)

Gas revenue (PPL Gas Utilities)	19

Other	1

International:

Retail electric delivery (PPL Global)

U.K.	25

Chile	9

El Salvador	3

Bolivia	2

Foreign currency exchange rates	(9)

$81

The increase in utility revenues, excluding foreign currency exchange rate impacts, was primarily due to:

•	higher PLR revenues attributable to an increase of 8.4% in prices, offset by a 2.5% decrease in volume, due in part to milder weather in the first quarter 2006 compared to 2005;
•	a decrease in electric delivery revenues resulting primarily from the impact of milder weather on residential and commercial sales in the first quarter of 2006 compared to 2005;
•	higher gas revenues primarily due to the increase in natural gas prices, which are passed through to customers;
•	higher U.K. revenues primarily due to a 2.9% increase in sales volumes and increases in prices;
•	a 7% increase in sales volumes and higher average prices overall in Chile; and
•	an 8% increase in sales volumes and higher average prices overall in El Salvador.

Energy-related Businesses

Energy-related businesses contributed $22 million more to operating income for the three months ended March 31, 2006, compared with the same period in 2005. The increase was primarily attributable to a $20 million higher pre-tax contribution from synfuel projects. This reflects a $23 million net unrealized gain on options purchased to hedge a portion of the risk associated with the phase-out of the synthetic fuel tax credits for 2006 and 2007, offset by $3 million of additional operating expenses due to higher production levels.

See Note 11 to the Financial Statements for an overall assessment of synthetic fuel tax credits.

Other Operation and Maintenance

The decrease in other operation and maintenance expenses was due to:

Three Months Ended March 31, 2006 vs. March 31, 2005

Costs associated with severe ice storms in January 2005	$(16)

Reduction in Enron reserve (Note 2)	(15)

NorthWestern litigation accrual in March 2005	(9)

Higher gains on sales of emission allowances	(6)

Stock-based compensation (Note 9)	(6)

Martins Creek ash basin remediation adjustment (Note 11)	(3)

Susquehanna plant refueling and inspection costs	5

Outage costs at Martins Creek and Brunner Island plants	4

PUC reportable storm costs in 2006	4

Increase in international operation and maintenance expenses	3

Increase in domestic and international pension and postretirement costs	3

Other	4

$(32)

Depreciation

The increase in depreciation expense was due to:

Three Months Ended March 31, 2006 vs. March 31, 2005

Additions to PP&E	$6

Reduction of useful lives of certain assets	2

Foreign currency exchange rates	(2)

Extension of useful lives of certain generation assets	(1)

$5

Other Income - net

See Note 13 to the Financial Statements for details of other income.

Interest Expense

The decrease in interest expense was due to:

Three Months Ended March 31, 2006 vs. March 31, 2005

Increase in interest expense due to hedging activities accounted for under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities"	$10

Decrease in long-term debt interest expense	(9)

Interest accrued in 2005 for PJM billing dispute (Note 11)	(8)

Decrease in foreign currency exchange rates	(3)

Decrease in short-term debt interest expense	(2)

Increase in capitalized interest	(2)

Other	(2)

$(16)

Income Taxes

The increase in income taxes was due to:

Three Months Ended March 31, 2006 vs. March 31, 2005

Higher pre-tax book income	$65

Reduction in tax benefits related to nonconventional fuel tax credits	8

Increase in tax expense on foreign earnings	8

Transfer of WPD tax items in 2006 (Note 5)	(20)

$61

See Note 5 to the Financial Statements for details on effective income tax rates.

Discontinued Operations

See "Discontinued Operations" in Note 8 to the Financial Statements for information regarding the operating losses of $2 million, after tax, recorded in the first quarter of 2005 prior to the May 2005 sale of the Sundance power plant.

Financial Condition

Liquidity and Capital Resources

At March 31, 2006, PPL had $343 million of cash, cash equivalents and short-term investments and $179 million of short-term debt. At December 31, 2005, PPL had $618 million of cash, cash equivalents and short-term investments and $214 million of short-term debt. The $275 million decrease in PPL's cash, cash equivalents and short-term investments position was primarily the net result of:

•	the retirement of $225 million of long-term debt;
•	a net decrease in short-term debt of $36 million (excluding a $1 million impact of currency translation adjustments);
•	the payment of $95 million of common stock dividends; and
•	$198 million of capital expenditures; offset by
•	$297 million of cash provided by operating activities.

Convertible Senior Notes

The terms of PPL Energy Supply's $400 million 2.625% Convertible Senior Notes due 2023 include a market price trigger that permits holders to convert the notes during any fiscal quarter if the closing sale price of PPL's common stock exceeds $29.83 for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter. This market price trigger was met in the first quarter of 2006. Therefore, holders of the Convertible Senior Notes are entitled to convert their notes at any time during the second quarter of 2006. When holders elect to convert the Convertible Senior Notes, PPL Energy Supply is required to settle the principal amount in cash and any conversion premium in cash or PPL common stock. PPL and PPL Energy Supply have, and expect to continue to have, sufficient liquidity sources to fund any such conversions.

Preference Stock

In April 2006, PPL Electric sold 10 million depositary shares, each representing a quarter interest in a share of PPL Electric's 6.25% Series Preference Stock (Preference Shares), totaling $250 million. In connection with the sale of the depositary shares, PPL Electric issued 2.5 million Preference Shares, with a liquidation preference of $100 per share, to the bank acting as a depositary. PPL Electric used the net proceeds of approximately $245 million from the offering to repurchase $200 million of its common stock held by PPL, and for other general corporate purposes. PPL will use the $200 million received from PPL Electric to fund capital expenditures and for general corporate purposes.

Holders of the depositary shares are entitled to all proportional rights and preferences of the Preference Shares, including dividend, voting, redemption and liquidation rights, exercised through the depositary. The Preference Shares rank senior to PPL Electric's common stock and junior to PPL Electric's outstanding preferred stock, and they have no voting rights, except as provided by law.

Dividends on the Preference Shares will be paid when, as and if declared by the Board of Directors at a fixed annual rate of 6.25%, or $1.5625 per depositary share per year, and are not cumulative. PPL Electric may not pay dividends on, or redeem, purchase or make a liquidation payment with respect to any of its common stock, except in certain circumstances, unless full dividends on the Preference Shares have been paid for the then-current dividend period.

The Preference Shares do not have a stated maturity, and are not subject to sinking fund requirements. However, PPL Electric may, at its option, redeem the Preference Shares in whole or in part from time to time for $100 per share (equivalent to $25 per depositary share), plus any declared and unpaid dividends, on or after April 6, 2011. It is PPL Electric's intention to redeem or repurchase the Preference Shares only from the proceeds of the sale of certain qualifying securities having equity characteristics similar to or greater than the applicable equity characteristics of the Preference Shares. PPL Electric may decide to affirm this intention in the future by making an enforceable covenant in favor of holders of a specific series of its outstanding long-term debt securities.

Credit Facilities

In March 2006, PPL Energy Supply extended the maturity of its 364-day reimbursement agreement, under which it can cause the bank to issue up to $200 million of letters of credit, to March 2007. PPL Energy Supply is currently pursuing extending the maturity of its syndicated credit facilities aggregating $1.4 billion that expire in June 2010 and the maturity of its $500 million syndicated credit facility that expires in December 2010 by one year. PPL Electric is also currently pursuing extending the maturity of its $200 million credit facility that expires in June 2010 by one year. PPL Energy Supply and PPL Electric expect the extensions to be effective in June 2006.

Planned Financing

In March 2006, PPL, PPL Energy Supply and PPL Electric filed a combined omnibus registration statement registering various debt and equity securities. PPL Energy Supply currently plans to issue $300 million of debt in the second quarter of 2006, subject to market conditions. PPL Energy Supply expects to use the proceeds of the offering to fund capital expenditures, primarily for pollution control equipment, and for general corporate purposes.

Rating Agency Decisions

Moody's, S&P and Fitch periodically review the credit ratings on the debt and preferred securities of PPL and its subsidiaries. Based on their respective independent reviews, the rating agencies may make certain ratings revisions or ratings affirmations.

A credit rating reflects an assessment by the rating agency of the credit-worthiness associated with an issuer and particular securities that it issues. PPL's and its subsidiaries' credit ratings are based on information provided by PPL and other sources. The ratings of Moody's, S&P and Fitch are not a recommendation to buy, sell or hold any securities of PPL or its subsidiaries. Such ratings may be subject to revisions or withdrawal by these agencies at any time and should be evaluated independently of each other and any other rating that may be assigned to the securities. A downgrade in PPL's or its subsidiaries' credit ratings could result in higher borrowing costs and reduced access to capital markets.

Moody's

In March 2006, Moody's took the following actions related to the credit ratings of PPL and its subsidiaries:

•	PPL - assigned a Baa2 issuer rating;
•	PPL Capital Funding - upgraded the ratings of its senior unsecured debt and Medium Term Notes to Baa2 from Baa3 and subordinated debt to Baa3 from Ba1; and
•	PPL Electric - upgraded the issuer rating to Baa1 from Baa2 and upgraded the ratings of its First Mortgage Bonds and Senior Secured Bonds to A3 from Baa1 and preferred stock to Baa3 from Ba1.

Moody's noted that PPL's financial performance improved in 2005 and that it expects PPL's financial performance to continue to improve in 2006. More specifically, Moody's stated that the upgrades were prompted by (i) expectations for higher earnings and cash flow over the next three years, (ii) the generally constructive regulatory situation for PPL Electric, which includes a pass through of generation-based energy costs related to its long-term, full-requirements power supply agreements that enable PPL Electric to meet its obligations as a PLR over the 2006-2009 period, and (iii) moderate expected growth in the volume of energy deliveries, which it indicated supports the expected stability of cash flows from regulated operations until the end of the regulatory transition period in 2009. Moody's acknowledged that the upgrade of PPL Electric takes into consideration the risk that PPL Electric may need to seek large rate increases in 2010, after the expiration of its current supply contracts, if market prices for wholesale power remain at or above current levels. Moody's indicated that the upgrade assumes that regulatory treatment will provide for reasonably timely recovery of increased costs and expenditures.

In March 2006, Moody's also reviewed the credit ratings of PPL Energy Supply and concluded that its ratings remain unchanged.

S&P

In connection with PPL Electric's issuance of Preference Shares in April 2006, S&P affirmed all of PPL Electric's credit ratings.

Fitch

In February 2006, Fitch's Europe, Middle East and Africa group implemented issuer default ratings (IDRs) based on its new IDR methodology. This implementation led to Fitch's assignment of the following IDRs and Fitch's revision of its ratings on the following securities currently outstanding at WPD and its affiliates:

•	WPDH Limited IDR of BBB- and senior unsecured rating to BBB from BBB-;
•	WPD LLP IDR of BBB, senior unsecured rating to BBB+ from BBB and preferred stock rating to BBB from BBB-; and
•	WPD (South Wales) and WPD (South West) IDR of BBB+ and senior unsecured debt rating to A- from BBB+.

Fitch's outlook for WPD and its affiliates remains stable.

Capital Expenditures

The schedule below shows PPL's current capital expenditure projections for the years 2006 through 2010.

	Projected

	2006	2007	2008	2009	2010
Construction expenditures (a)

Generating facilities	$256	$216	$167	$200	$174

Transmission and distribution facilities	511	526	511	552	615

Environmental	374	573	346	114	82

Other	85	75	37	29	29

Total Construction Expenditures	1,226	1,390	1,061	895	900

Nuclear fuel	81	92	97	97	99

Total Capital Expenditures	$1,307	$1,482	$1,158	$992	$999

(a)	Construction expenditures include AFUDC and capitalized interest, which are expected to be $162 million for the 2006-2010 period.

PPL's capital expenditure projections for the years 2006-2010 total $5.9 billion. Capital expenditure plans are revised periodically to reflect changes in market and regulatory conditions. The above schedule has been revised from that which was presented in PPL's 2005 Form 10-K to reflect the installation costs of cooling towers at the Brunner Island plant. See Note 11 to the Financial Statements for additional information.

PPL plans to fund all of its capital expenditures in 2006 with cash on hand, cash from operations and, when necessary, the issuance of debt securities.

For additional information on PPL's liquidity and capital resources, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in PPL's 2005 Form 10-K.

Risk Management - Energy Marketing & Trading and Other

Market Risk

Commodity Price Risk (Non-trading)

PPL's non-trading commodity derivative contracts mature at various times through 2012. PPL segregates its non-trading activities as either hedge or economic. Transactions that are accounted for as hedge activity qualify for special hedge accounting treatment under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and interpreted. The non-trading economic category includes transactions that address a specific risk, but are not eligible for hedge accounting or hedge accounting is not elected. Included in the non-trading economic category are certain load-following energy obligations and related supply contracts, financial transmission rights, crude oil swaps to hedge rail transportation charges and hedges of synthetic fuel tax credits. The fair value of these non-trading economic contracts as of March 31, 2006, including net premiums on related options, was $73 million. The following chart sets forth PPL's net fair value of the non-trading contracts.

	Three Months Ended March 31,

	2006	2005

Fair value of contracts outstanding at the beginning of the period	$(284)	$(11)

Contracts realized or otherwise settled during the period	11	(7)

Fair value of new contracts at inception

Other changes in fair values	162	(88)

Fair value of contracts outstanding at the end of the period	$(111)	$(106)

Beginning in January 2006, PPL instituted a program to hedge its exposures to changes in market prices of certain metals necessary for the scrubbers PPL is installing at the Brunner Island and Montour generating plants. These contracts, which qualify for cash flow hedge treatment, were designated as hedges in March 2006 and their fair values are included in the table above.

The following chart segregates estimated fair values of PPL's non-trading commodity derivative contracts at March 31, 2006, based on whether the fair values are determined by quoted market prices or other more subjective means.

	Fair Value of Contracts at Period-End Gains (Losses)

	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years	Total Fair Value
Source of Fair Value

Prices actively quoted	$12	$4	$2		$18

Prices provided by other external sources	(60)	(147)	(14)		(221)

Prices based on models and other valuation methods	51	41			92

Fair value of contracts outstanding at the end of the period	$3	$(102)	$(12)		$(111)

The "Prices actively quoted" category includes the fair value of exchange-traded natural gas futures contracts quoted on the NYMEX. The NYMEX has currently quoted prices through 2011.

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

The "Prices based on models and other valuation methods" category includes the value of transactions for which an internally developed price curve was constructed as a result of the long-dated nature of the transaction or the illiquidity of the market point, or the value of options not quoted by an exchange or OTC broker. This category reflects the fair value of transactions completed in auction markets, where contract prices represent the market value for load-following, bundled energy prices delivered at specific, illiquid delivery points. The transaction prices associated with the contracts did not equal the wholesale bilateral market prices at inception (Day 1). However, EITF 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities," does not generally permit Day 1 gains and losses to be recognized unless the fair value is derived principally from observable market inputs. Therefore, PPL recorded a reserve for the modeled Day 1 gain, which is netted against the above fair values.

As of March 31, 2006, PPL estimated that a 10% adverse movement in market prices across all geographic areas and time periods, excluding the effect of any commodity price correlations, would have decreased the value of the commodity contracts in its non-trading portfolio by $263 million. For purposes of this calculation, an increase in the market price for electricity is considered an adverse movement because PPL's electricity portfolio is generally in a net sales position, and the decrease in the market price for fuel is considered an adverse movement because PPL's commodity fuels portfolio is generally in a net purchase position. PPL enters into these commodity contracts to reduce the market risk inherent in the generation of electricity.

In accordance with its marketing strategy, PPL does not completely hedge its generation output or fuel requirements. PPL estimates that for its entire portfolio, including all generation, emissions and physical and financial energy positions, a 10% adverse change in power prices across all geographic zones and time periods would decrease expected 2006 gross margins by $14 million. Similarly, a 10% adverse movement in all fossil fuel prices would decrease 2006 gross margins by $31 million.

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

PPL's trading contracts mature at various times through 2009. The following chart sets forth PPL's net fair value of trading contracts.

	Three Months Ended March 31,

	2006	2005

Fair value of contracts outstanding at the beginning of the period	$5	$10

Contracts realized or otherwise settled during the period	(11)	(4)

Fair value of new contracts at inception	4	3

Other changes in fair values	14	7

Fair value of contracts outstanding at the end of the period	$12	$16

PPL will reverse $4 million of the $12 million unrealized trading gains over the next three months of 2006 as the transactions are realized.

The following chart segregates estimated fair values of PPL's trading portfolio at March 31, 2006, based on whether the fair values are determined by quoted market prices or other more subjective means.

	Fair Value of Contracts at Period-End Gains (Losses)

	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years	Total Fair Value
Source of Fair Value

Prices actively quoted	$12		$1		$13

Prices provided by other external sources	(2)	$(1)			(3)

Prices based on models and other valuation methods	(1)	3			2

Fair value of contracts outstanding at the end of the period	$9	$2	$1		$12

See "Commodity Price Risk (Non-trading)" for information on the various sources of fair value.

As of March 31, 2006, PPL estimated that a 10% adverse movement in market prices across all geographic areas and time periods, excluding the effect of any commodity price correlations, would have decreased the value of the commodity contracts in its trading portfolio by $20 million.

Interest Rate Risk

PPL and its subsidiaries have issued debt to finance their operations. PPL utilizes various financial derivative products to adjust the mix of fixed and floating interest rates in its debt portfolio, adjust the duration of its debt portfolio and lock in treasury rates (and interest rate spreads over treasuries) in anticipation of future financing, when appropriate. Risk limits under the risk management program are designed to balance risk exposure to volatility in interest expense and changes in the fair value of PPL's debt portfolio due to changes in the absolute level of interest rates.

At March 31, 2006, PPL's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was $7 million.

PPL is also exposed to changes in the fair value of its domestic and international debt portfolios. At March 31, 2006, PPL estimated that its potential exposure to a change in the fair value of its debt portfolio, through a 10% adverse movement in interest rates, was $189 million.

PPL utilizes various risk management instruments to reduce its exposure to the expected future cash flow variability of its debt instruments. These risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financing. While PPL is exposed to changes in the fair value of these instruments, any changes in the fair value of these instruments are recorded in equity and then reclassified into earnings in the same period during which the item being hedged affects earnings. At March 31, 2006, the market value of these instruments, representing the amount PPL would receive upon their termination, was $39 million. At March 31, 2006, PPL estimated that its potential exposure to a change in the fair value of these instruments, through a 10% adverse movement in the hedged exposure, was $46 million.

PPL also utilizes various risk management instruments to adjust the mix of fixed and floating interest rates in its debt portfolio. While PPL is exposed to changes in the fair value of these instruments, any change in market value is recorded with an equal and offsetting change in the value of the debt being hedged. At March 31, 2006, PPL estimated that its potential exposure to a change in the fair value of these instruments, through a 10% adverse movement in interest rates, was $12 million.

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

To protect 2006 expected income in Chilean pesos, PPL entered into an average rate forward for 8 billion Chilean pesos. The settlement date of this forward is November 2006. At March 31, 2006, the market value of this position, representing the amount PPL would receive upon its termination, was insignificant. PPL estimated that its potential exposure to a change in the market value of this instrument, through a 10% adverse movement in foreign exchange rates, was $1 million at March 31, 2006.

To protect 2006 expected income denominated in British pounds sterling, PPL entered into a combination of average rate forwards and average rate options for £88 million. These forwards and options terminate in November 2006. At March 31, 2006, the market value of these positions, representing the amount PPL would receive upon their termination, was $2 million. PPL estimated that its potential additional exposure to a change in the market value of these instruments, through a 10% adverse movement in foreign exchange rates, was $4 million at March 31, 2006.

WPDH Limited holds a net position in cross-currency swaps totaling $1.1 billion to hedge the interest payments and value of its U.S. dollar-denominated bonds with maturity dates ranging from December 2006 to December 2028. The estimated value of this position at March 31, 2006, being the amount PPL would pay to terminate it, including accrued interest, was $178 million. PPL estimated that its potential additional exposure to a change in the market value of these instruments, through a 10% adverse movement in foreign exchange rates, was $138 million at March 31, 2006.

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

Nuclear Decommissioning Trust Funds - Securities Price Risk

In connection with certain NRC requirements, PPL Susquehanna maintains trust funds to fund certain costs of decommissioning the Susquehanna station. As of March 31, 2006, these funds were invested primarily in domestic equity securities and fixed-rate, fixed-income securities and are reflected at fair value on PPL's Balance Sheet. The mix of securities is designed to provide returns to be used to fund Susquehanna's decommissioning and to compensate for inflationary increases in decommissioning costs. However, the equity securities included in the trusts are exposed to price fluctuation in equity markets, and the values of fixed-rate, fixed-income securities in the trusts are exposed to changes in interest rates. PPL Susquehanna actively monitors the investment performance and periodically reviews asset allocation in accordance with its nuclear decommissioning trust policy statement. At March 31, 2006, a hypothetical 10% increase in interest rates and a 10% decrease in equity prices would have resulted in an estimated $35 million reduction in the fair value of the trust assets. See the "Asset Retirement Obligations and Nuclear Decommissioning" Note in the 2005 Form 10-K for more information regarding the nuclear decommissioning trust funds.

Synthetic Fuel Tax Credit Risk

At this time, PPL expects that the current high level and the volatility of crude oil prices will reduce the amount of synthetic fuel tax credits that PPL receives through its synthetic fuel production. The tax credits are reduced if the annual average wellhead price of domestic crude oil falls within a phase-out range. The tax credits are eliminated if this reference price exceeds the phase-out range. See "Regulatory Issues - IRS Synthetic Fuels Tax Credits" in Note 11 to the Financial Statements for more information regarding the phase-out of the tax credits and shutdown of synfuel projects.

PPL implemented a risk management strategy to hedge a portion of the variability of cash flows associated with its 2006 and 2007 synthetic fuel tax credits by hedging the risk that the 2006 and 2007 annual average wellhead price for domestic crude oil will be within the phase-out range.

PPL purchased options in 2005 to mitigate some of the reductions in synthetic fuel tax credits if the annual average wellhead price for 2006 and 2007 falls within the applicable phase-out range. These positions did not qualify for hedge accounting treatment. The mark-to-market value of these positions at March 31, 2006, was a gain of $33 million. Of this total, $23 million was recorded during the three months ended March 31, 2006, and is reflected in "Energy-related businesses" revenues on the Statement of Income.

As of March 31, 2006, PPL estimated that a 10% adverse movement in market prices of crude oil would have decreased the value of the synthetic fuel hedges to a nominal amount. For purposes of this calculation, a decrease in the market price for crude oil is considered an adverse movement.

Related Party Transactions

PPL is not aware of any material ownership interests or operating responsibility by senior management of PPL, PPL Energy Supply or PPL Electric in outside partnerships, including leasing transactions with variable interest entities, or other entities doing business with PPL.

For additional information on related party transactions, see Note 12 to the Financial Statements.

Acquisitions, Development and Divestitures

From time to time, PPL and its subsidiaries are involved in negotiations with third parties regarding acquisitions and dispositions of businesses and assets, joint ventures and development projects, which may or may not result in definitive agreements.  Management is in the process of reviewing strategic alternatives for certain of its gas-fired generation assets.  Any such transactions may impact future financial results. See Note 8 to the Financial Statements for information regarding recent transactions.

PPL is currently planning incremental capacity increases of 270 MW at several existing domestic generating facilities.

PPL is continuously reexamining development projects based on market conditions and other factors to determine whether to proceed with these projects, sell them, cancel them, expand them, execute tolling agreements or pursue other opportunities.

Environmental Matters

See Note 11 to the Financial Statements for a discussion of environmental matters.

New Accounting Standards

See Note 18 to the Financial Statements for a discussion of new accounting standards recently adopted or pending adoption.

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

See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in PPL's 2005 Form 10-K for a discussion of each critical accounting policy. PPL's senior management has reviewed these critical accounting policies, and the estimates and assumptions regarding them, with its Audit Committee. In addition, PPL's senior management reviewed the Form 10-K disclosures regarding the application of these critical accounting policies with the Audit Committee.

PPL ENERGY SUPPLY, LLC AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

PPL Energy Supply is an energy company with headquarters in Allentown, PA. In PPL Energy Supply's 2005 Form 10-K, descriptions of its domestic and international businesses are found in "Item 1. Business - Background" and a listing of its principal subsidiaries is shown in Exhibit 99(a). Through its subsidiaries, PPL Energy Supply is primarily engaged in the generation and marketing of electricity in two key markets - the northeastern and western U.S. - and in the delivery of electricity in the U.K. and Latin America. PPL Energy Supply's reportable segments are Supply and International Delivery. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" in PPL Energy Supply's 2005 Form 10-K for an overview of PPL Energy Supply's strategy and the risks and the challenges that it faces in its business. See "Forward-Looking Information," Note 11 to the Financial Statements and the rest of this Item 2 in this Form 10-Q and "Item 1A. Risk Factors" and the rest of Item 7 in PPL Energy Supply's 2005 Form 10-K for more information concerning the material risks and uncertainties that PPL Energy Supply faces in its businesses and with respect to its future earnings.

The following information should be read in conjunction with PPL Energy Supply's Condensed Consolidated Financial Statements and the accompanying Notes.

Terms and abbreviations are explained in the glossary. Dollars are in millions unless otherwise noted.

Results of Operations

The following discussion begins with a review of PPL Energy Supply's earnings. "Results of Operations" continues with a summary of results by reportable segment and a description of key factors by segment that management expects may impact future earnings. This section ends with explanations of significant changes in principal items on PPL Energy Supply's Statement of Income, comparing the three months ended March 31, 2006, to the comparable period in 2005.

Earnings

Net income was $230 million for the three months ended March 31, 2006, compared with $155 million for the three months ended March 31, 2005.

The changes in net income from period to period were, in part, attributable to several significant items that management considers unusual. Details of these unusual items are provided within the review of each segment's earnings.

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

Segment Results

Net income by segment was:

	Three Months Ended March 31,

	2006	2005

Supply	$149	$93

International Delivery	81	62

Total	$230	$155

Supply Segment

The Supply segment primarily consists of the domestic energy marketing, domestic generation and domestic development operations of PPL Energy Supply.

The Supply segment results in 2005 reflect the reclassification of the Sundance plant operating losses from certain income statement line items to "Loss from Discontinued Operations." See Note 8 to the Financial Statements for further discussion.

Supply segment net income was:

	Three Months Ended March 31,

	2006	2005

Energy revenues	$818	$724

Energy-related businesses	150	116

Total operating revenues	968	840

Fuel and energy purchases	379	343

Other operation and maintenance	178	200

Depreciation	34	33

Taxes, other than income	9	10

Energy-related businesses	147	132

Total operating expenses	747	718

Other Income - net	10	5

Interest Expense	16	22

Income Taxes	66	10

Loss from Discontinued Operations		2

Total	$149	$93

The after-tax change in net income was due to the following factors, including discontinued operations.

Three Months Ended March 31, 2006 vs. March 31, 2005

Eastern U.S. non-trading margins	$26

Northwestern U.S. non-trading margins	14

Southwestern U.S. non-trading margins	1

Net energy trading margins	(3)

Operation and maintenance expenses	(6)

Earnings from synfuel projects	3

Other	2

Unusual items	19

$56

The following after-tax items, which management considers unusual, had a significant impact on the Supply segment earnings.

	Three Months Ended March 31,

	2006	2005

Reduction in Enron reserve (Note 2)	$9

Off-site remediation of ash basin leak (Note 11)	1

Settlement of NorthWestern litigation		$(6)

Acceleration of stock-based compensation expense for periods prior to 2005 (Note 9)		(3)

Total	$10	$(9)

•	See "Domestic Gross Energy Margins" for an explanation of non-trading margins by geographic region and for an explanation of net energy trading margins.

•
Higher operation and maintenance expenses were primarily due to nuclear refueling outage and inspection costs at the Susquehanna station and outages at the Brunner Island and Martins Creek plants in 2006. The costs of these outages exceeded the costs of the 2005 planned outage at Montour and a short-duration outage at the Susquehanna station.

•
The improved earnings contribution from synfuel projects resulted from an unrealized gain on options purchased to hedge a portion of the risk associated with the phase-out of the synthetic fuel tax credits for 2006 and 2007, partially offset by the lower recognition of synthetic fuel tax credits due to the anticipated phase-out of synthetic fuel tax credits starting in 2006.

•
In the first quarter of 2006, PPL Energy Supply lowered its reserve on claims related to the Enron bankruptcy. This adjustment increased earnings by $9 million after-tax. See Note 2 to Financial Statements for additional information.

•
In the first quarter of 2005, PPL Energy Supply recognized a charge of $6 million after tax for a loss contingency related to the litigation with NorthWestern. In September 2005, PPL Energy Supply and NorthWestern reached a final agreement to settle this litigation.

Outlook

Based on current forward energy prices, PPL Energy Supply is projecting higher energy margins for its Supply segment in 2006 compared with 2005. This increase is primarily driven by an 8.4% increase in PLR sale prices. Higher generation output and higher-priced wholesale energy contracts that replace expiring contracts also are expected to improve energy margins. These benefits are expected to be partially offset by increased fuel and fuel transportation expenses, higher operation and maintenance expenses and reduced earnings from synfuel projects.

See "Regulatory Issues - IRS Synthetic Fuels Tax Credits" in Note 11 to the Financial Statements for a discussion of the tax credits that PPL Energy Supply has earned in connection with its synfuel projects and the impact of higher oil prices on future tax credits. In early April 2006, PPL Energy Supply suspended operations at one of its two synfuel projects based upon increased oil prices and the potential phase-out of these tax credits under existing tax rules. For these same reasons, PPL Energy Supply currently expects to suspend operations at its other synfuel project in mid-2006.

PPL Energy Supply had projected an earnings contribution from the combination of synfuel projects and synthetic fuel-related hedges of $39 million in 2006.  Based upon projected production levels reflecting the suspension of PPL Energy Supply's synthetic fuel operations as discussed above and assuming the continued suspension for the remainder of 2006, PPL Energy Supply's earnings from the combination of synfuel projects and synthetic fuel-related hedges would be $19 million in 2006.

In addition to producing synthetic fuel, PPL Energy Supply also purchases synthetic fuel from unaffiliated third parties, at prices below the market price of coal, for use at its coal-fired power plants. PPL Energy Supply estimates that if these third parties had discontinued their synthetic fuel operations and sales to PPL Energy Supply at the end of April 2006 due to the impact of projected oil prices, the company would incur additional fuel costs of $16 million ($9 million after tax) for the remainder of 2006.

There currently are legislative proposals pending in the U.S. Congress that could affect the potential phase-out of the synthetic fuel tax credits for 2006 and 2007. At this time, PPL Energy Supply cannot predict whether any such legislation will be enacted or the impact of any such legislation on its synthetic fuel operations or tax credits in 2006 or 2007.

The net carrying value of the property, plant and equipment and intangible assets associated with PPL Energy Supply's two synfuel projects was $12 million at March 31, 2006. As of March 31, 2006, the estimated phase-out of synthetic fuel tax credits, based on forward oil prices as of that date, did not result in these assets being impaired. However, these estimates can change significantly due to the volatility in oil prices as well as the potential impact of pending legislation, which could result in an impairment of the synfuel project assets that would otherwise be depreciated or amortized in 2006 and 2007. PPL Energy Supply will continue to assess the status of its synfuel projects as changes in oil prices, legislation and other factors occur.

International Delivery Segment

The International Delivery segment includes operations of the international energy businesses of PPL Global that are primarily focused on the distribution of electricity. Substantially all of PPL Global's international businesses are located in the U.K., Chile, El Salvador and Bolivia.

International Delivery segment net income was:

	Three Months Ended March 31,

	2006	2005

Utility revenues	$323	$293

Energy-related businesses	21	18

Total operating revenues	344	311

Energy purchases	81	63

Other operation and maintenance	67	61

Depreciation	41	38

Taxes, other than income	12	14

Energy-related businesses	9	6

Total operating expenses	210	182

Other Income - net		3

Interest Expense	48	50

Income Taxes	3	18

Minority Interest	2	2

Total	$81	$62

The after-tax change in net income was due to the following factors.

Three Months Ended March 31, 2006 vs. March 31, 2005
U.K.:

Delivery margins	$17

Operation and maintenance expenses	(7)

Income taxes	21

Impact of changes in foreign currency exchange rates	(7)

Impairment of investment in U.K. real estate (Note 8)	(6)

Other	4

Latin America	5

U.S. income taxes	(6)

Other	(3)

Unusual item - collection of receivable from Enron	1

$19

•	The U.K.'s earnings were positively impacted by higher delivery margins, primarily due to price increases and 2.9% higher sales volumes.

•	Lower U.K. income taxes were due to the transfer of WPD tax items. See Note 5 to the Financial Statements for additional information.

•	Changes in foreign exchange rates decreased WPD's portion of revenue and expense line items by 8% in the three months ended March 31, 2006, compared with the same period in 2005.

Outlook

PPL Energy Supply projects that the International Delivery segment will experience increased operation and maintenance expenses in 2006 compared with 2005, primarily resulting from higher pension costs at WPD, higher U.S. income taxes and a potential unfavorable change in foreign currency exchange rates in 2006.

Statement of Income Analysis --

Domestic Gross Energy Margins

The following table provides pre-tax changes in the income statement line items that comprise domestic gross energy margins.

Three Months Ended March 31, 2006 vs. March 31, 2005

Wholesale energy marketing	$69

Wholesale energy marketing to affiliate	31

Net energy trading margins	(6)

Other revenue adjustments (a)	9

Total revenues	103

Fuel	(24)

Energy purchases	77

Energy purchases from affiliate	1

Other cost adjustments (a)	(16)

Total cost of sales	38

Domestic gross energy margins	$65

(a)
Adjusted to exclude the impact of any revenues and costs not associated with domestic gross energy margins; in particular, revenues and energy costs related to the international operations of PPL Global. Also adjusted to include the margins of the Sundance plant, which were included in "Loss from Discontinued Operations," prior to its sale in May 2005, and gains or losses on sales of emission allowances, which are included in "Other operation and maintenance" expenses, on the Statement of Income.

Changes in Domestic Gross Energy Margins By Region

Domestic gross energy margins are generated through PPL Energy Supply's normal hedging (non-trading) activities, as well as trading activities. PPL Energy Supply manages its non-trading energy business on a geographic basis that is aligned with its generation assets. Additionally, beginning in 2006, PPL Energy Supply further segregates non-trading activities into two categories: normal non-trading hedge activity and non-trading economic activity. Non-trading economic activity represents the net unrealized effect of derivative transactions that are entered into as economic hedges, but do not qualify for hedge accounting under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and interpreted.

Three Months Ended March 31, 2006 vs. March 31, 2005
Non-trading

Eastern U.S.	$45

Northwestern U.S.	24

Southwestern U.S.	2

Net energy trading	(6)

Domestic gross energy margins	$65

Eastern U.S.

Eastern U.S. non-trading margins were higher in the first quarter of 2006 compared with the same period in 2005, primarily because of an 8.4% increase in PLR sale prices in accordance with the schedule established by the PUC Final Order. Also contributing to the increase in margins were higher sales prices and lower reliance on higher-cost oil and gas units in 2006. Partially offsetting these improvements were higher wholesale energy purchase prices and higher coal prices, which were up 49% and 18%, respectively.

Non-trading economic activity contributed $12 million to the quarter due to commodity price movements on forward energy purchase and sale contracts used to hedge wholesale marketing activities.

Northwestern U.S.

Northwestern U.S. non-trading margins were higher in the first quarter of 2006 compared with the same period in 2005, primarily due to higher average sales prices, which were up 18%. Also contributing was a 35% increase in hydroelectric generation output. Partially offsetting these improvements was a 22% increase in average coal prices and a 4% increase in average energy purchase prices.

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

Net energy trading margins decreased by $6 million in the first quarter of 2006 compared with the same period in 2005, primarily due to losses on gas and oil financial instruments.

The physical volumes for electricity and gas associated with energy trading for the three months ended March 31, 2006, were 2,085 GWh and 4.3 Bcf, compared with 1,066 GWh and 4.5 Bcf in the same period last year. The amount of energy trading margins from unrealized transactions was a $4 million gain in the first quarter of 2006 compared to a $5 million gain in the same period last year.

Utility Revenues

The increase in utility revenues was attributable to:

Three Months Ended March 31, 2006 vs. March 31, 2005
International:

Retail electric delivery (PPL Global)

U.K.	$25

Chile	9

El Salvador	3

Bolivia	2

Foreign currency exchange rates	(9)

$30

The increase in utility revenues, excluding foreign currency exchange rates impacts, was primarily due to:

•	higher U.K. revenues primarily due to a 2.9% increase in sales volumes and increases in prices;
•	a 7% increase in sales volumes and higher average prices overall in Chile; and
•	an 8% increase in sales volumes and higher average prices overall in El Salvador.

Energy-related Businesses

Energy-related businesses contributed $19 million more to operating income for the three months ended March 31, 2006, compared with the same period in 2005. The increase was primarily attributable to a $20 million higher pre-tax contribution from synfuel projects. This reflects a $23 million net unrealized gain on options purchased to hedge a portion of the risk associated with the phase-out of the synthetic fuel tax credits for 2006 and 2007, offset by $3 million of additional operating expenses due to higher production levels.

See Note 11 to the Financial Statements for an overall assessment of synthetic fuel tax credits.

Other Operation and Maintenance

The decrease in other operation and maintenance expenses was due to:

Three Months Ended March 31, 2006 vs. March 31, 2005

Reduction in Enron reserve (Note 2)	$(15)

NorthWestern litigation accrual in March 2005	(9)

Higher gains on sales of emission allowances	(6)

Martins Creek ash basin remediation adjustment (Note 11)	(3)

Susquehanna plant refueling and inspection costs	5

Outage costs at Martins Creek and Brunner Island plants	4

Increase in international operation and maintenance expenses	3

Increase in domestic and international pension and postretirement costs	2

Other	3

$(16)

Depreciation

The increase in depreciation expense was due to:

Three Months Ended March 31, 2006 vs. March 31, 2005

Additions to PP&E	$5

Reduction of useful lives of certain assets	2

Foreign currency exchange rates	(2)

Extension of useful lives of certain generation assets	(1)

$4

Taxes, Other Than Income

Taxes, other than income, decreased by $3 million. This is primarily related to WPD's successful appeal of certain property taxes and the subsequent receipt of a $2 million rebate in 2006.

Other Income - net

See Note 13 to the Financial Statements for details of other income.

Interest Expense

The decrease in interest expense, which includes "Interest Expense with Affiliates," was due to:

Three Months Ended March 31, 2006 vs. March 31, 2005

Increase in long-term debt interest expense	$4

Decrease in interest expense with affiliates	(4)

Decrease in foreign currency exchange rates	(3)

Decrease in short-term debt interest expense	(2)

Increase in capitalized interest	(2)

Other	(1)

$(8)

Income Taxes

The increase in income taxes was due to:

Three Months Ended March 31, 2006 vs. March 31, 2005

Higher pre-tax book income	$46

Reduction in tax benefits related to nonconventional fuel tax credits	8

Increase in tax expense on foreign earnings	8

Transfer of WPD tax items in 2006 (Note 5)	(20)

Other	(1)

$41

See Note 5 to the Financial Statements for details on effective income tax rates.

Discontinued Operations

See "Discontinued Operations" in Note 8 to the Financial Statements for information regarding the operating losses of $2 million, after tax, recorded in the first quarter of 2005 prior to the May 2005 sale of the Sundance power plant.

Financial Condition

Liquidity and Capital Resources

At March 31, 2006, PPL Energy Supply had $132 million of cash and cash equivalents and $44 million of short-term debt (including a note payable to an affiliate). At December 31, 2005, PPL Energy Supply had $260 million of cash, cash equivalents and short-term investments and $180 million of short-term debt (including a note payable to an affiliate). The $128 million decrease in PPL Energy Supply's cash, cash equivalents and short-term investments position was primarily the net result of:

•	a net decrease in short-term debt of $137 million (excluding a $1 million impact of currency translation adjustments);
•	distributions to Member of $58 million; and
•	$147 million of capital expenditures; offset by
•	$225 million of cash provided by operating activities.

Convertible Senior Notes

The terms of PPL Energy Supply's $400 million 2.625% Convertible Senior Notes due 2023 include a market price trigger that permits holders to convert the notes during any fiscal quarter if the closing sale price of PPL's common stock exceeds $29.83 for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter. This market price trigger was met in the first quarter of 2006. Therefore, holders of the Convertible Senior Notes are entitled to convert their notes at any time during the second quarter of 2006. When holders elect to convert the Convertible Senior Notes, PPL Energy Supply is required to settle the principal amount in cash and any conversion premium in cash or PPL common stock. PPL and PPL Energy Supply have, and expect to continue to have, sufficient liquidity sources to fund any such conversions.

Credit Facilities

In March 2006, PPL Energy Supply extended the maturity of its 364-day reimbursement agreement, under which it can cause the bank to issue up to $200 million of letters of credit, to March 2007. PPL Energy Supply is currently pursuing extending the maturity of its syndicated credit facilities aggregating $1.4 billion that expire in June 2010 and the maturity of its $500 million syndicated credit facility that expires in December 2010 by one year. PPL Energy Supply expects the extensions to be effective in June 2006.

Planned Financing

In March 2006, PPL, PPL Energy Supply and PPL Electric filed a combined omnibus registration statement registering various debt and equity securities. PPL Energy Supply currently plans to issue $300 million of debt in the second quarter of 2006, subject to market conditions. PPL Energy Supply expects to use the proceeds of the offering to fund capital expenditures, primarily for pollution control equipment, and for general corporate purposes.

Rating Agency Decisions

Moody's, S&P and Fitch periodically review the credit ratings on the debt and preferred securities of PPL Energy Supply and its subsidiaries. Based on their respective independent reviews, the rating agencies may make certain ratings revisions or ratings affirmations.

A credit rating reflects an assessment by the rating agency of the credit-worthiness associated with an issuer and particular securities that it issues. PPL Energy Supply's and its subsidiaries' credit ratings are based on information provided by PPL Energy Supply and other sources. The ratings of Moody's, S&P and Fitch are not a recommendation to buy, sell or hold any securities of PPL Energy Supply or its subsidiaries. Such ratings may be subject to revisions or withdrawal by these agencies at any time and should be evaluated independently of each other and any other rating that may be assigned to the securities. A downgrade in PPL Energy Supply's or its subsidiaries' credit ratings could result in higher borrowing costs and reduced access to capital markets.

In March 2006, Moody's reviewed the credit ratings of PPL Energy Supply and concluded that its ratings remain unchanged.

In February 2006, Fitch's Europe, Middle East and Africa group implemented issuer default ratings (IDRs) based on its new IDR methodology. This implementation led to Fitch's assignment of the following IDRs and Fitch's revision of its ratings on the following securities currently outstanding at WPD and its affiliates:

•	WPDH Limited IDR of BBB- and senior unsecured rating to BBB from BBB-;
•	WPD LLP IDR of BBB, senior unsecured rating to BBB+ from BBB and preferred stock rating to BBB from BBB-; and
•	WPD (South Wales) and WPD (South West) IDR of BBB+ and senior unsecured debt rating to A- from BBB+.

Fitch's outlook for WPD and its affiliates remains stable.

Capital Expenditures

The schedule below shows PPL Energy Supply's current capital expenditure projections for the years 2006 through 2010.

	Projected

	2006	2007	2008	2009	2010
Construction expenditures (a)

Generating facilities	$256	$216	$167	$200	$174

Transmission and distribution facilities	288	285	290	298	310

Environmental	374	573	346	114	82

Other	37	37	1

Total Construction Expenditures	955	1,111	804	612	566

Nuclear fuel	81	92	97	97	99

Total Capital Expenditures	$1,036	$1,203	$901	$709	$665

(a)	Construction expenditures include AFUDC and capitalized interest, which are expected to be $147 million for the 2006-2010 period.

PPL Energy Supply's capital expenditure projections for the years 2006-2010 total $4.5 billion. Capital expenditure plans are revised periodically to reflect changes in market and regulatory conditions. The above schedule has been revised from that which was presented in PPL Energy Supply's 2005 Form 10-K to reflect the installation costs of cooling towers at the Brunner Island plant. See Note 11 to the Financial Statements for additional information.

PPL Energy Supply plans to fund all of its capital expenditures in 2006 with cash on hand, cash from operations and, when necessary, the issuance of debt securities.

For additional information on PPL Energy Supply's liquidity and capital resources, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in PPL Energy Supply's 2005 Form 10-K.

Risk Management - Energy Marketing & Trading and Other

Market Risk

Commodity Price Risk (Non-Trading)

PPL Energy Supply's non-trading commodity derivative contracts mature at various times through 2012. PPL segregates its non-trading activities as either hedge or economic. Transactions that are accounted for as hedge activity qualify for special hedge accounting treatment under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and interpreted. The non-trading economic category includes transactions that address a specific risk, but are not eligible for hedge accounting or hedge accounting is not elected. Included in the non-trading economic category are certain load-following energy obligations and related supply contracts, financial transmission rights, crude oil swaps to hedge rail transportation charges and hedges of synthetic fuel tax credits. The fair value of these non-trading economic contracts as of March 31, 2006, including net premiums on related options, was $73 million. The following chart sets forth PPL Energy Supply's net fair value of the non-trading contracts.

	Three Months Ended March 31,

	2006	2005

Fair value of contracts outstanding at the beginning of the period	$(278)	$(9)

Contracts realized or otherwise settled during the period	9	(9)

Fair value of new contracts at inception

Other changes in fair values	173	(88)

Fair value of contracts outstanding at the end of the period	$(96)	$(106)

Beginning in January 2006, PPL Energy Supply instituted a program to hedge its exposures to changes in market prices of certain metals necessary for the scrubbers PPL Energy Supply is installing at the Brunner Island and Montour generating plants. These contracts, which qualify for cash flow hedge treatment, were designated as hedges in March 2006 and their fair values are included in the table above.

The following chart segregates estimated fair values of PPL Energy Supply's non-trading commodity derivative contracts at March 31, 2006, based on whether the fair values are determined by quoted market prices or other more subjective means.

	Fair Value of Contracts at Period-End Gains (Losses)

	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years	Total Fair Value
Source of Fair Value

Prices actively quoted	$12	$4	$2		$18

Prices provided by other external sources	(49)	(143)	(14)		(206)

Prices based on models and other valuation methods	51	41			92

Fair value of contracts outstanding at the end of the period	$14	$(98)	$(12)		$(96)

The "Prices actively quoted" category includes the fair value of exchange-traded natural gas futures contracts quoted on the NYMEX. The NYMEX has currently quoted prices through 2011.

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

The "Prices based on models and other valuation methods" category includes the value of transactions for which an internally developed price curve was constructed as a result of the long-dated nature of the transaction or the illiquidity of the market point, or the value of options not quoted by an exchange or OTC broker. This category reflects the fair value of transactions completed in auction markets, where contract prices represent the market value for load-following, bundled energy prices delivered at specific, illiquid delivery points. The transaction prices associated with the contracts did not equal the wholesale bilateral market prices at inception (Day 1). However, EITF 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities," does not generally permit Day 1 gains and losses to be recognized unless the fair value is derived principally from observable market inputs. Therefore, PPL Energy Supply recorded a reserve for the modeled Day 1 gain, which is netted against the above fair values.

As of March 31, 2006, PPL Energy Supply estimated that a 10% adverse movement in market prices across all geographic areas and time periods, excluding the effect of any commodity price correlations, would have decreased the value of the commodity contracts in its non-trading portfolio by $263 million. For purposes of this calculation, an increase in the market price for electricity is considered an adverse movement because PPL Energy Supply's electricity portfolio is generally in a net sales position, and the decrease in the market price for fuel is considered an adverse movement because PPL Energy Supply's commodity fuels portfolio is generally in a net purchase position. PPL Energy Supply enters into these commodity contracts to reduce the market risk inherent in the generation of electricity.

In accordance with its marketing strategy, PPL Energy Supply does not completely hedge its generation output or fuel requirements. PPL Energy Supply estimates that for its entire portfolio, including all generation, emissions and physical and financial energy positions, a 10% adverse change in power prices across all geographic zones and time periods would decrease expected 2006 gross margins by $14 million. Similarly, a 10% adverse movement in all fossil fuel prices would decrease 2006 gross margins by $31 million.

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

PPL Energy Supply's trading contracts mature at various times through 2009. The following chart sets forth PPL Energy Supply's net fair value of trading contracts.

	Three Months Ended March 31,

	2006	2005

Fair value of contracts outstanding at the beginning of the period	$5	$9

Contracts realized or otherwise settled during the period	(11)	(3)

Fair value of new contracts at inception	4	3

Other changes in fair values	14	7

Fair value of contracts outstanding at the end of the period	$12	$16

PPL Energy Supply will reverse $4 million of the $12 million unrealized trading gains over the next three months of 2006 as the transactions are realized.

The following chart segregates estimated fair values of PPL Energy Supply's trading portfolio at March 31, 2006, based on whether the fair values are determined by quoted market prices or other more subjective means.

	Fair Value of Contracts at Period-End Gains (Losses)

	Maturity Less Than 1 year	Maturity 1-3 years	Maturity 4-5 years	Maturity in Excess of 5 Years	Total Fair Value
Source of Fair Value

Prices actively quoted	$12		$1		$13

Prices provided by other external sources	(2)	$(1)			(3)

Prices based on models and other valuation methods	(1)	3			2

Fair value of contracts outstanding at the end of the period	$9	$2	$1		$12

See "Commodity Price Risk (Non-trading)" for information on the various sources of fair value.

As of March 31, 2006, PPL Energy Supply estimated that a 10% adverse movement in market prices across all geographic areas and time periods, excluding the effect of any commodity price correlations, would have decreased the value of the commodity contracts in its trading portfolio by $20 million.

Interest Rate Risk

PPL Energy Supply and its subsidiaries have issued debt to finance their operations. Both PPL and PPL Energy Supply manage interest rate risk for PPL Energy Supply by using various financial derivative products to adjust the mix of fixed and floating interest rates in PPL Energy Supply's debt portfolio, adjust the duration of its debt portfolio and lock in treasury rates (and interest rate spreads over treasuries) in anticipation of future financing, when appropriate. Risk limits under the risk management program are designed to balance risk exposure to volatility in interest expense and changes in the fair value of PPL Energy Supply's debt portfolio due to changes in the absolute level of interest rates.

At March 31, 2006, PPL Energy Supply's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was $2 million.

PPL Energy Supply is also exposed to changes in the fair value of its domestic and international debt portfolios. At March 31, 2006, PPL Energy Supply estimated that its potential exposure to a change in the fair value of its debt portfolio, through a 10% adverse movement in interest rates, was $140 million.

PPL and PPL Energy Supply utilize various risk management instruments to reduce PPL Energy Supply's exposure to the expected future cash flow variability of its debt instruments. These risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financing. While PPL Energy Supply is exposed to changes in the fair value of these instruments, any changes in the fair value of these instruments are recorded in equity and then reclassified into earnings in the same period during which the item being hedged affects earnings. At March 31, 2006, the market value of these instruments, representing the amount PPL Energy Supply would receive upon their termination, was $23 million. At March 31, 2006, PPL Energy Supply estimated that its potential exposure to a change in the fair value of these instruments, through a 10% adverse movement in the hedged exposure, was $28 million.

PPL and PPL Energy Supply also utilize various risk management instruments to adjust the mix of fixed and floating interest rates in PPL Energy Supply's debt portfolio. While PPL Energy Supply is exposed to changes in the fair value of these instruments, any change in market value is recorded with an equal and offsetting change in the value of the debt being hedged. At March 31, 2006, PPL Energy Supply estimated that its potential exposure to a change in the fair value of these instruments, through a 10% adverse movement in interest rates, was $2 million.

Foreign Currency Risk

PPL Energy Supply is exposed to foreign currency risk, primarily through investments in affiliates in the U.K. and Latin America. In addition, PPL Energy Supply may make purchases of equipment in currencies other than U.S. dollars.

PPL and PPL Energy Supply have adopted a foreign currency risk management program designed to hedge certain foreign currency exposures, including firm commitments, recognized assets or liabilities and net investments. In addition, PPL and PPL Energy Supply enter into financial instruments to protect against foreign currency translation risk.

To protect 2006 expected income in Chilean pesos, PPL Energy Supply entered into an average rate forward for 8 billion Chilean pesos. The settlement date of this forward is November 2006. At March 31, 2006, the market value of this position, representing the amount PPL Energy Supply would receive upon its termination, was insignificant. PPL Energy Supply estimated that its potential exposure to a change in the market value of this instrument, through a 10% adverse movement in foreign exchange rates, was $1 million at March 31, 2006.

To protect 2006 expected income denominated in British pounds sterling, PPL entered into a combination of average rate forwards and average rate options for £88 million. In connection with these transactions, PPL Energy Supply entered into average rate forwards and average rate options with PPL that have terms identical to those executed by PPL. These forwards and options terminate in November 2006. At March 31, 2006, the market value of these positions, representing the amount PPL Energy Supply would receive upon their termination, was $2 million. PPL Energy Supply estimated that its potential additional exposure to a change in the market value of these instruments, through a 10% adverse movement in foreign exchange rates, was $4 million at March 31, 2006.

WPDH Limited holds a net position in cross-currency swaps totaling $1.1 billion to hedge the interest payments and value of its U.S. dollar-denominated bonds with maturity dates ranging from December 2006 to December 2028. The estimated value of this position at March 31, 2006, being the amount PPL Energy Supply would pay to terminate it, including accrued interest, was $178 million. PPL Energy Supply estimated that its potential additional exposure to a change in the market value of these instruments, through a 10% adverse movement in foreign exchange rates, was $138 million at March 31, 2006.

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

Nuclear Decommissioning Trust Funds - Securities Price Risk

In connection with certain NRC requirements, PPL Susquehanna maintains trust funds to fund certain costs of decommissioning the Susquehanna station. As of March 31, 2006, these funds were invested primarily in domestic equity securities and fixed-rate, fixed-income securities and are reflected at fair value on PPL Energy Supply's Balance Sheet. The mix of securities is designed to provide returns to be used to fund Susquehanna's decommissioning and to compensate for inflationary increases in decommissioning costs. However, the equity securities included in the trusts are exposed to price fluctuation in equity markets, and the values of fixed-rate, fixed-income securities in the trusts are exposed to changes in interest rates. PPL Susquehanna actively monitors the investment performance and periodically reviews asset allocation in accordance with its nuclear decommissioning trust policy statement. At March 31, 2006, a hypothetical 10% increase in interest rates and a 10% decrease in equity prices would have resulted in an estimated $35 million reduction in the fair value of the trust assets. See the "Asset Retirement Obligations and Nuclear Decommissioning" Note in the 2005 Form 10-K for more information regarding the nuclear decommissioning trust funds.

Synthetic Fuel Tax Credit Risk

At this time, PPL Energy Supply expects that the current high level and the volatility of crude oil prices will reduce the amount of synthetic fuel tax credits that PPL Energy Supply receives through its synthetic fuel production. The tax credits are reduced if the annual average wellhead price of domestic crude oil falls within a phase-out range. The tax credits are eliminated if this reference price exceeds the phase-out range. See "Regulatory Issues - IRS Synthetic Fuels Tax Credits" in Note 11 to the Financial Statements for more information regarding the phase-out of the tax credits and shutdown of synfuel projects.

PPL Energy Supply implemented a risk management strategy to hedge a portion of the variability of cash flows associated with its 2006 and 2007 synthetic fuel tax credits by hedging the risk that the 2006 and 2007 annual average wellhead price for domestic crude oil will be within the phase-out range.

PPL Energy Supply purchased options in 2005 to mitigate some of the reductions in synthetic fuel tax credits if the annual average wellhead price for 2006 and 2007 falls within the applicable phase-out range. These positions did not qualify for hedge accounting treatment. The mark-to-market value of these positions at March 31, 2006, was a gain of $33 million. Of this total, $23 million was recorded during the three months ended March 31, 2006, and is reflected in "Energy-related businesses" revenues on the Statement of Income.

As of March 31, 2006, PPL Energy Supply estimated that a 10% adverse movement in market prices of crude oil would have decreased the value of the synthetic fuel hedges to a nominal amount. For purposes of this calculation, a decrease in the market price for crude oil is considered an adverse movement.

Related Party Transactions

PPL Energy Supply is not aware of any material ownership interests or operating responsibility by senior management of PPL Energy Supply in outside partnerships, including leasing transactions with variable interest entities, or other entities doing business with PPL Energy Supply.

For additional information on related party transactions, see Note 12 to the Financial Statements.

Acquisitions, Development and Divestitures

From time to time, PPL Energy Supply and its subsidiaries are involved in negotiations with third parties regarding acquisitions and dispositions of businesses and assets, joint ventures and development projects which may or may not result in definitive agreements.  Management is in the process of reviewing strategic alternatives for certain of its gas-fired generation assets. Any such transactions may impact future financial results. See Note 8 to the Financial Statements for information regarding recent transactions.

PPL Energy Supply is currently planning incremental capacity increases of 270 MW at several existing domestic generating facilities.

PPL Energy Supply is continuously reexamining development projects based on market conditions and other factors to determine whether to proceed with these projects, sell them, cancel them, expand them, execute tolling agreements or pursue other opportunities.

Environmental Matters

See Note 11 to the Financial Statements for a discussion of environmental matters.

New Accounting Standards

See Note 18 to the Financial Statements for a discussion of new accounting standards recently adopted or pending adoption.

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

See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in PPL Energy Supply's 2005 Form 10-K for a discussion of each critical accounting policy. PPL's senior management has reviewed these critical accounting policies, and the estimates and assumptions regarding them, with its Audit Committee. In addition, PPL's senior management reviewed the Form 10-K disclosures regarding the application of these critical accounting policies with the Audit Committee.

PPL ELECTRIC UTILITIES CORPORATION AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

PPL Electric provides electricity delivery service in eastern and central Pennsylvania. Its headquarters are in Allentown, PA. In PPL Electric's 2005 Form 10-K, a description of its business is found in "Item 1. Business - Background" and an overview of its strategy and the risks and the challenges that it faces in its business are discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview." See "Forward-Looking Information," Note 11 to the Financial Statements and the rest of this Item. 2 in this Form 10-Q and "Item 1A. Risk Factors" and the rest of Item 7 in PPL Electric's 2005 Form 10-K for more information concerning the material risks and uncertainties that PPL Electric faces in its business and with respect to its future earnings.

The following information should be read in conjunction with PPL Electric's Condensed Consolidated Financial Statements and the accompanying Notes.

Terms and abbreviations are explained in the glossary. Dollars are in millions unless otherwise noted.

Results of Operations

The following discussion, which explains significant changes in principal items on PPL Electric's Statement of Income, compares the three months ended March 31, 2006, with the comparable period in 2005.

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

Earnings

Income available to PPL was $51 million for the three months ended March 31, 2006, compared with $15 million for the same period in 2005.

The after-tax changes in income available to PPL were due to:

Three Months Ended March 31, 2006 vs. March 31, 2005

Delivery revenues (net of CTC/ITC amortization, interest expense on transition bonds and ancillary charges)	$(1)

Operation and maintenance expenses	7

Other	1

Unusual items	29

$36

The following after-tax items, which management considers unusual, had a significant impact on earnings.

	Three Months Ended March 31,

	2006	2005

PJM billing dispute (Note 11)		$(27)

Acceleration of stock-based compensation expense for periods prior to 2005 (Note 9)		(2)

Total		$(29)

The period-to-period changes in significant earnings components are explained in the "Statement of Income Analysis."

PPL Electric's period-to-period earnings were affected by a number of factors, including:

•
PPL Electric recognized an after-tax charge of $27 million in the first quarter of 2005 for a loss contingency related to the PJM billing dispute. See Note 11 to the Financial Statements for an update on this matter. PPL Electric cannot be certain of the outcome of this matter or the impact on PPL Electric.

•
Lower operation and maintenance expenses in the first quarter of 2006 were primarily due to the costs incurred in January 2005, when severe ice storms hit PPL Electric's service territory. The total cost of restoring service to 238,000 customers, excluding capitalized costs and regular payroll expenses, was $16 million.

In August 2005, the PUC issued an order granting PPL Electric's petition for authority to defer and amortize for regulatory accounting and reporting purposes these storm costs subject to certain conditions. As a result of the PUC Order and in accordance with SFAS 71, "Accounting for the Effects of Certain Types of Regulation," in the third quarter of 2005, PPL Electric deferred $12 million of its previously expensed storm costs. The deferral was based on its assessment of the timing and likelihood of recovering the deferred costs in PPL Electric's next distribution base rate case. At this time, PPL Electric cannot be certain that it will recover the storm costs, nor can it predict whether future incidents of severe weather will cause significant facility damage and service disruptions that would also result in significant costs.

Outlook

PPL Electric projects flat revenues in 2006 compared with 2005 due to favorable weather impacts in 2005 and an increase in operation and maintenance expenses.

Statement of Income Analysis --

Operating Revenues

The increase in revenues from retail electric operations was attributable to:

Three Months Ended March 31, 2006 vs. March 31, 2005

PLR electric generation supply	$34

Electric delivery	(3)

Other	1

$32

Higher PLR revenues resulted from an increase of 8.4% in prices, offset by a 2.5% decrease in volume, due in part to milder weather in the first quarter of 2006 compared to 2005.

The decrease in electric delivery revenues resulted primarily from the impact of milder weather on residential and commercial sales in the first quarter of 2006 compared to 2005.

Energy Purchases

Energy purchases decreased by $35 million, primarily due to a $39 million pre-tax loss accrual for the PJM billing dispute recorded in the first quarter of 2005. See Note 11 to the Financial Statements for additional information regarding the loss accrual.

Energy Purchases from Affiliate

The increase in energy purchases from affiliate of $31 million reflects an 8.4% increase in prices for energy purchased under the power supply contracts with PPL EnergyPlus needed to support PLR load, partially offset by a decrease in that load.

Other Operation and Maintenance

The decrease in other operation and maintenance expenses was due to:

Three Months Ended March 31, 2006 vs. March 31, 2005

Costs associated with severe ice storms in January 2005	$(16)

PUC reportable storm costs in 2006	4

Other	(2)

$(14)

Other Income - net

See Note 13 to the Financial Statements for details of other income.

Interest Expense

Interest expense, including interest expense with affiliate, decreased by $11 million, primarily because 2005 included $8 million of interest accrued for the PJM billing dispute and the net impact of long-term debt retirements and new issuances. Over the last 12 months, $593 million of long-term debt retirements have occurred, while new issuances over the same period totaled $308 million. See Note 11 to the Financial Statements for additional information on the PJM billing dispute.

Income Taxes

The $26 million increase in income taxes was primarily the result of higher pre-tax book income in 2006 relative to 2005.

See Note 5 to the Financial Statements for details on effective income tax rates.

Financial Condition

Liquidity and Capital Resources

At March 31, 2006, PPL Electric had $39 million of cash and cash equivalents and $142 million of short-term debt. At December 31, 2005, PPL Electric had $323 million of cash, cash equivalents and short-term investments and $42 million of short-term debt. The $284 million decrease in PPL's cash, cash equivalents and short-term investments position was primarily the net result of:

•	the retirement of $222 million of long-term debt;
•	a net increase of $100 million in a note receivable from an affiliate;
•	the payment of $38 million of common stock dividends to PPL Corporation; and
•	$43 million of capital expenditures; offset by
•	a net increase in short-term debt of $100 million; and
•	$15 million of cash provided by operating activities.

Preference Stock

In April 2006, PPL Electric sold 10 million depositary shares, each representing a quarter interest in a share of PPL Electric's 6.25% Series Preference Stock (Preference Shares), totaling $250 million. In connection with the sale of the depositary shares, PPL Electric issued 2.5 million Preference Shares, with a liquidation preference of $100 per share, to the bank acting as a depositary. The net proceeds of approximately $245 million from the offering were used to repurchase $200 million of PPL Electric's common stock held by PPL, and for other general corporate purposes.

Holders of the depositary shares are entitled to all proportional rights and preferences of the Preference Shares, including dividend, voting, redemption and liquidation rights, exercised through the depositary. The Preference Shares rank senior to PPL Electric's common stock and junior to its outstanding preferred stock, and they have no voting rights, except as provided by law.

Dividends on the Preference Shares will be paid when, as and if declared by the Board of Directors at a fixed annual rate of 6.25%, or $1.5625 per depositary share per year, and are not cumulative. PPL Electric may not pay dividends on, or redeem, purchase or make a liquidation payment with respect to any of its common stock, except in certain circumstances, unless full dividends on the Preference Shares have been paid for the then-current dividend period.

The Preference Shares do not have a stated maturity, and are not subject to sinking fund requirements. However, PPL Electric may, at its option, redeem the Preference Shares in whole or in part from time to time for $100 per share (equivalent to $25 per depositary share), plus any declared and unpaid dividends, on or after April 6, 2011. It is PPL Electric's intention to redeem or repurchase the Preference Shares only from the proceeds of the sale of certain qualifying securities having equity characteristics similar to or greater than the applicable equity characteristics of the Preference Shares. PPL Electric may decide to affirm this intention in the future by making an enforceable covenant in favor of holders of a specific series of its outstanding long-term debt securities.

Credit Facilities

PPL Electric is currently pursuing extending the maturity of its $200 million syndicated credit facility that expires in June 2010 by one year. PPL expects the extension to be effective in June 2006.

Rating Agency Decisions

Moody's, S&P and Fitch periodically review the credit ratings on the debt and preferred securities of PPL Electric and its subsidiary, PPL Transition Bond Company. Based on their respective independent reviews, the rating agencies may make certain ratings revisions or ratings affirmations.

A credit rating reflects an assessment by the rating agency of the credit-worthiness associated with an issuer and particular securities that it issues. PPL Electric's and PPL Transition Bond Company's credit ratings are based on information provided by PPL Electric and other sources. The ratings of Moody's, S&P and Fitch are not a recommendation to buy, sell or hold any securities of PPL Electric or PPL Transition Bond Company. Such ratings may be subject to revisions or withdrawal by these agencies at any time and should be evaluated independently of each other and any other rating that may be assigned to the securities. A downgrade in PPL Electric's or PPL Transition Bond Company's credit ratings could result in higher borrowing costs and reduced access to capital markets.

In March 2006, Moody's upgraded the issuer rating of PPL Electric to Baa1 from Baa2, upgraded the ratings of its First Mortgage Bonds and Senior Secured Bonds to A3 from Baa1 and upgraded the rating of its preferred stock to Baa3 from Ba1. Moody's stated that the upgrades were prompted by (i) expectations for higher earnings and cash flow over the next three years, (ii) the generally constructive regulatory situation for PPL Electric, which includes a pass through of generation-based energy costs related to its long-term, full-requirements power supply agreements that enable PPL Electric to meet its obligations as a PLR over the 2006-2009 period, and (iii) moderate expected growth in the volume of energy deliveries, which it indicated supports the expected stability of cash flows from regulated operations until the end of the regulatory transition period in 2009. Moody's acknowledged that the upgrade of PPL Electric takes into consideration the risk that PPL Electric may need to seek large rate increases in 2010, after the expiration of its current supply contracts, if market prices for wholesale power remain at or above current levels. Moody's indicated that the upgrade assumes that regulatory treatment will provide for reasonably timely recovery of increased costs and expenditures.

In connection with PPL Electric's issuance of Preference Shares in April 2006, S&P affirmed all of PPL Electric's credit ratings.

For additional information on PPL Electric's liquidity and capital resources, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in PPL Electric's 2005 Form 10-K.

Risk Management

Market Risk

Commodity Price Risk - PLR Contracts

PPL Electric and PPL EnergyPlus have power supply agreements under which PPL EnergyPlus sells to PPL Electric (under a predetermined pricing arrangement) energy and capacity to fulfill PPL Electric's PLR obligation through 2009. As a result, PPL Electric has shifted any electric price risk relating to its PLR obligation to PPL EnergyPlus through 2009. See Note 12 to the Financial Statements for information on the PLR contracts.

Interest Rate Risk

PPL Electric has issued debt to finance its operations, which increases its interest rate risk. At March 31, 2006, PPL Electric's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was $1 million.

PPL Electric is also exposed to changes in the fair value of its debt portfolio. At March 31, 2006, PPL Electric estimated that its potential exposure to a change in the fair value of its debt portfolio, through a 10% adverse movement in interest rates, was $35 million.

Related Party Transactions

PPL Electric is not aware of any material ownership interests or operating responsibility by senior management of PPL Electric in outside partnerships, including leasing transactions with variable interest entities, or other entities doing business with PPL Electric.

For additional information on related party transactions, see Note 12 to the Financial Statements.

Environmental Matters

See Note 11 to the Financial Statements for a discussion of environmental matters.

New Accounting Standards

See Note 18 to the Financial Statements for a discussion of new accounting standards recently adopted or pending adoption.

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

See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in PPL Electric's 2005 Form 10-K for a discussion of each critical accounting policy. PPL's senior management has reviewed these critical accounting policies, and the estimates and assumptions regarding them, with its Audit Committee. In addition, PPL's senior management reviewed the Form 10-K disclosures regarding the application of these critical accounting policies with the Audit Committee.

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

The registrants' principal executive officers and principal financial officers, based on their evaluation of the registrants' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) have concluded that, as of March 31, 2006, the registrants' disclosure controls and procedures are effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period for which this quarterly report has been prepared. The aforementioned principal officers have concluded that the disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officers, to allow for timely decisions regarding required disclosure.

(b)	Change in internal controls over financial reporting.

The registrants' principal executive officers and principal financial officers have concluded that there were no changes in the registrants' internal control over financial reporting during the registrants' first fiscal quarter that have materially affected, or are reasonably likely to materially affect, the registrants' internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For additional information regarding various pending administrative and judicial proceedings involving regulatory, environmental and other matters, which information is incorporated by reference into this Part II, see:

•	"Item 3. Legal Proceedings" in PPL's, PPL Energy Supply's and PPL Electric's 2005 Form 10-K; and

•	Note 11 of the registrants' "Combined Notes to Condensed Consolidated Financial Statements" in Part I of this report.

Item 1A. Risk Factors

There have been no material changes in PPL's, PPL Energy Supply's and PPL Electric's risk factors from those disclosed in "Item 1A . Risk Factors" of the 2005 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
January 1 to January 31, 2006
February 1 to February 28, 2006	25,817	$30.92
March 1 to March 31, 2006
Total	25,817

(1)
Represents shares of common stock withheld by PPL at the request of its executive officers to pay taxes upon the vesting of the officers' restricted stock awards, as permitted under the terms of PPL's Incentive Compensation Plan and Incentive Compensation Plan for Key Employees.

(2)	Not applicable. PPL does not currently have in place any publicly announced plans or programs to purchase equity securities.

Item 6. Exhibits

3(a)	-	Amended and Restated Articles of Incorporation of PPL Electric Utilities Corporation
*3(b)	-	Bylaws of PPL Electric Utilities Corporation, as amended and restated effective March 30, 2006 (PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated March 30, 2006)
*10(a)	-
Third Amendment to Reimbursement Agreement, dated as of March 30, 2006, among PPL Energy Supply, LLC, The Bank of Nova Scotia, as Issuer and Administrative Agent, and the Lenders party thereto from time to time (Exhibit 10(a) to PPL Energy Supply, LLC Form 8-K Report (File No. 333-74794) dated April 5, 2006)

*[_]10(b)	-	Short-term Incentive Plan (Schedule A to Proxy Statement of PPL Corporation, dated March 20, 2006)
*[_]10(c)	-
Establishment of 2006 annual performance goals and business criteria for incentive awards to PPL Corporation Named Executive Officers (PPL Corporation Form 8-K Report (File No. 1-11459) dated March 23, 2006)

*[_]10(d)	-
Establishment of 2006 annual performance goals and business criteria for incentive awards to PPL Electric Utilities Corporation Named Executive Officers (PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated March 23, 2006)

12(a)	-	PPL Corporation and Subsidiaries Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
12(b)	-	PPL Energy Supply, LLC and Subsidiaries Computation of Ratio of Earnings to Fixed Charges
12(c)	-	PPL Electric Utilities Corporation and Subsidiaries Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

* - Previously filed
[_] - Filed or listed pursuant to Item 601(b)(10)(iii) of Regulation S-K

Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended March 31, 2006, filed by the following officers for the following companies:
31(a)	-	William F. Hecht for PPL Corporation
31(b)	-	John R. Biggar for PPL Corporation
31(c)	-	William F. Hecht for PPL Energy Supply, LLC
31(d)	-	Paul A. Farr for PPL Energy Supply, LLC
31(e)	-	John F. Sipics for PPL Electric Utilities Corporation
31(f)	-	Paul A. Farr for PPL Electric Utilities Corporation

Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended March 31, 2006, furnished by the following officers for the following companies:
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

PPL Corporation
(Registrant)

PPL Energy Supply, LLC
(Registrant)

PPL Electric Utilities Corporation
(Registrant)

Date: May 4, 2006	/s/ Matt Simmons
Matt Simmons
Vice President and Controller
(principal accounting officer)