Form 10-Q
period 2006-06-30
PPL CORP; PPL ELECTRIC UTILITIES CORP; PPL ENERGY SUPPLY LLC
filed 2006-08-03
CIK 922224, 317187, 1161976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2006
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________ to ___________

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.

1-11459	PPL Corporation (Exact name of Registrant as specified in its charter) (Pennsylvania) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-2758192

333-74794	PPL Energy Supply, LLC (Exact name of Registrant as specified in its charter) (Delaware) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-3074920

1-905	PPL Electric Utilities Corporation (Exact name of Registrant as specified in its charter) (Pennsylvania) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-0959590

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

	Large accelerated filer	Accelerated filer	Non-accelerated filer
PPL Corporation	[ X ]	[ ]	[ ]
PPL Energy Supply, LLC	[ ]	[ ]	[ X ]
PPL Electric Utilities Corporation	[ ]	[ ]	[ X ]

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

PPL Corporation	Yes	No X
PPL Energy Supply, LLC	Yes	No X
PPL Electric Utilities Corporation	Yes	No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

PPL Corporation	Common stock, $.01 par value, 380,987,067 shares outstanding at July 31, 2006.

PPL Energy Supply, LLC	PPL Corporation indirectly holds all of the membership interests in PPL Energy Supply, LLC.

PPL Electric Utilities Corporation	Common stock, no par value, 66,368,056 shares outstanding and all held by PPL Corporation at July 31, 2006.

This document is available free of charge at the Investor Center on PPL's Web site at www.pplweb.com. However, information on this Web site does not constitute a part of this Form 10-Q.

PPL CORPORATION
PPL ENERGY SUPPLY, LLC
PPL ELECTRIC UTILITIES CORPORATION

FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2006

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

PPL Energy Funding - PPL Energy Funding Corporation, a subsidiary of PPL and the parent company of PPL Energy Supply.

PPL EnergyPlus - PPL EnergyPlus, LLC, a subsidiary of PPL Energy Supply that markets and trades wholesale and retail electricity, and supplies energy and energy services in deregulated markets.

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

FORWARD-LOOKING INFORMATION

Statements contained in this Form 10-Q concerning expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts are "forward-looking statements" within the meaning of the federal securities laws. Although PPL, PPL Energy Supply and PPL Electric believe that the expectations and assumptions reflected in these statements are reasonable, there can be no assurance that these expectations will prove to be correct. These forward-looking statements involve a number of risks and uncertainties, and actual results may differ materially from the results discussed in the forward-looking statements. In addition to the specific factors discussed in "Item 1A. Risk Factors" in the companies' 2005 Form 10-K and in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-Q report, the following are among the important factors that could cause actual results to differ materially from the forward-looking statements:

•	market demand and prices for energy, capacity and fuel;
•	market prices for crude oil and the potential impact on synthetic fuel operations, synthetic fuel purchases from third parties and the phase-out of synthetic fuel tax credits;
•	weather conditions affecting generation production, customer energy usage and operating costs;
•	competition in retail and wholesale power markets;
•	liquidity of wholesale power markets;
•	the effect of any business or industry restructuring;
•	the profitability and liquidity, including access to capital markets and credit facilities, of PPL and its subsidiaries;
•	new accounting requirements or new interpretations or applications of existing requirements;
•	operation and availability of existing generation facilities and operating costs;
•	transmission and distribution system conditions and operating costs;
•	current and future environmental conditions and requirements and the related costs of compliance, including environmental capital expenditures and emission allowance and other expenses;
•	significant delays in the planned installation of pollution control equipment at certain coal-fired generating units in Pennsylvania due to weather conditions, contractor performance or other reasons;
•	market prices of commodity inputs for ongoing capital expenditures;
•	collective labor bargaining negotiations;
•	development of new projects, markets and technologies;
•	performance of new ventures;
•	asset acquisitions and dispositions;
•	political, regulatory or economic conditions in states, regions or countries where PPL or its subsidiaries conduct business;
•	any impact of hurricanes or other severe weather on PPL and its subsidiaries, including any impact on fuel prices;
•	receipt of necessary governmental permits, approvals and rate relief;
•	new state, federal or foreign legislation, including new tax legislation;
•	state, federal and foreign regulatory developments;
•	any impact of state, federal or foreign investigations applicable to PPL and its subsidiaries and the energy industry;
•	capital market conditions, including changes in interest rates, and decisions regarding capital structure;
•	stock price performance of PPL;
•	the market prices of equity securities and the impact on pension costs and resultant cash funding requirements for defined benefit pension plans;
•	securities and credit ratings;
•	foreign currency exchange rates;
•	the outcome of litigation against PPL and its subsidiaries;
•	potential effects of threatened or actual terrorism or war or other hostilities; and
•	the commitments and liabilities of PPL and its subsidiaries.

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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, except per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Operating Revenues
Utility	$1,071	$1,016	$2,303	$2,167
Unregulated retail electric	20	23	45	48
Wholesale energy marketing	383	263	718	529
Net energy trading margins	1	(2)	11	14
Energy related businesses	167	167	346	307
Total	1,642	1,467	3,423	3,065

Operating Expenses
Operation
Fuel	212	164	453	409
Energy purchases	314	234	618	495
Other operation and maintenance	351	334	684	699
Amortization of recoverable transition costs	63	59	135	128
Depreciation	111	104	219	207
Taxes, other than income	69	68	140	141
Energy related businesses	145	170	308	316
Total	1,265	1,133	2,557	2,395

Operating Income	377	334	866	670

Other Income - net	33	11	42	18

Interest Expense	121	125	240	260

Income from Continuing Operations Before Income Taxes, Minority Interest and Dividends on Preferred Securities of a Subsidiary	289	220	668	428

Income Taxes	83	40	178	74

Minority Interest	2	2	4	4

Dividends on Preferred Securities of a Subsidiary	4		5	1

Income from Continuing Operations	200	178	481	349

Loss from Discontinued Operations (net of income taxes)	19	50	20	53

Net Income	$181	$128	$461	$296

Earnings Per Share of Common Stock: (a)
Income from Continuing Operations:
Basic	$0.53	$0.47	$1.27	$0.92
Diluted	0.52	0.46	1.25	0.91
Net income:
Basic	$0.48	$0.34	$1.21	$0.78
Diluted	0.47	0.33	1.19	0.77

Dividends Declared per Share of Common Stock (a)	$0.275	$0.23	$0.55	$0.46

(a)	Data for 2005 have been adjusted to reflect PPL's 2-for-1 common stock split completed in August 2005. See Note 4 to the Financial Statements.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Six Months Ended June 30,
	2006	2005
Cash Flows from Operating Activities
Net income	$461	$296
Adjustments to reconcile net income to net cash provided by operating activities
Pre-tax loss from the sale of the Sundance plant		72
Pre-tax loss from the sale of interest in the Griffith plant	40
Depreciation	219	211
Stock compensation expense	19	27
Amortization - recoverable transition costs and other	151	136
Pension expense	23	14
Pension funding	(41)	(19)
Deferred income tax benefits and investment tax credits	(51)	(31)
Accrual for PJM billing dispute		47
Unrealized gain on derivatives and other hedging activities	(53)	(6)
Other	6	12
Change in current assets and current liabilities
Accounts receivable	(22)	(85)
Accounts payable	(44)	23
Fuel, materials and supplies	(27)	12
Other	(5)	(36)
Other operating activities
Other assets	(13)	3
Other liabilities	32	(25)
Net cash provided by operating activities	695	651

Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(478)	(359)
Proceeds from the sale of the Sundance plant		190
Proceeds from the sale of interest in the Griffith plant	115
Purchases of emission allowances	(60)	(82)
Proceeds from the sale of emission allowances	35	49
Purchases of nuclear decommissioning trust investments	(133)	(96)
Proceeds from the sale of nuclear decommissioning trust investments	125	88
Purchases of other marketable securities	(167)
Proceeds from the sale of other marketable securities	158	66
Net increase in restricted cash	(5)	(49)
Other investing activities	13	(7)
Net cash used in investing activities	(397)	(200)

Cash Flows from Financing Activities
Issuance of common stock	7	33
Issuance of long-term debt	300	224
Issuance of preference stock, net of issuance costs	245
Retirement of long-term debt	(563)	(907)
Payment of common stock dividends	(200)	(165)
Net (decrease) increase in short-term debt	(171)	128
Other financing activities	(4)	(17)
Net cash used in financing activities	(386)	(704)

Effect of Exchange Rates on Cash and Cash Equivalents	1	3

Net Decrease in Cash and Cash Equivalents	(87)	(250)
Cash and Cash Equivalents at Beginning of Period	555	616
Cash and Cash Equivalents at End of Period	$468	$366

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	June 30, 2006	December 31, 2005
Assets

Current Assets
Cash and cash equivalents	$468	$555
Restricted cash	101	93
Accounts receivable (less reserve: 2006, $73; 2005, $87)	579	544
Unbilled revenues	436	479
Fuel, materials and supplies	373	346
Prepayments	117	53
Deferred income taxes	186	192
Price risk management assets	537	488
Other acquired intangibles	146	50
Other	96	110
Total Current Assets	3,039	2,910

Investments
Investment in unconsolidated affiliates - at equity	48	56
Nuclear plant decommissioning trust funds	460	444
Other	8	8
Total Investments	516	508

Property, Plant and Equipment
Electric plant in service
Transmission and distribution	8,403	7,984
Generation	8,671	8,761
General	663	646
	17,737	17,391
Construction work in progress	391	259
Nuclear fuel	307	327
Electric plant	18,435	17,977
Gas and oil plant	357	349
Other property	299	289
	19,091	18,615
Less: accumulated depreciation	7,858	7,699
Total Property, Plant and Equipment	11,233	10,916

Regulatory and Other Noncurrent Assets
Recoverable transition costs	1,030	1,165
Goodwill	1,110	1,070
Other acquired intangibles	346	412
Price risk management assets	203	84
Other	862	861
Total Regulatory and Other Noncurrent Assets	3,551	3,592

Total Assets	$18,339	$17,926

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	June 30, 2006	December 31, 2005
Liabilities and Equity

Current Liabilities
Short-term debt	$44	$214
Long-term debt	931	1,126
Accounts payable	505	542
Above market NUG contracts	67	70
Taxes	221	168
Interest	113	112
Dividends	110	96
Price risk management liabilities	543	533
Other	433	479
Total Current Liabilities	2,967	3,340

Long-term Debt	5,919	5,955

Long-term Debt with Affiliate Trust	89	89

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes and investment tax credits	2,272	2,197
Price risk management liabilities	564	541
Accrued pension obligations	377	374
Asset retirement obligations	309	298
Above market NUG contracts	103	136
Other	492	471
Total Deferred Credits and Other Noncurrent Liabilities	4,117	4,017

Commitments and Contingent Liabilities (Note 11)

Minority Interest	56	56

Preferred Securities of a Subsidiary	301	51

Shareowners' Common Equity
Common stock - $0.01 par value (a)	4	4
Capital in excess of par value (b)	2,786	3,602
Treasury stock (a) (b)		(838)
Earnings reinvested	2,433	2,182
Accumulated other comprehensive loss	(333)	(532)
Total Shareowners' Common Equity	4,890	4,418

Total Liabilities and Equity	$18,339	$17,926

(a)
780 million shares authorized; 381 million shares issued and outstanding at June 30, 2006, and 380 million shares issued and outstanding, excluding 62 million shares held as treasury stock, at December 31, 2005.

(b)	See Note 2 for additional information on the retirement of all treasury stock in 2006.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Operating Revenues
Wholesale energy marketing	$383	$263	$718	$529
Wholesale energy marketing to affiliate	395	364	841	779
Utility	310	284	633	577
Unregulated retail electric	20	23	45	48
Net energy trading margins	1	(2)	11	14
Energy related businesses	158	161	329	295
Total	1,267	1,093	2,577	2,242

Operating Expenses
Operation
Fuel	184	142	352	334
Energy purchases	266	184	517	357
Energy purchases from affiliate	39	32	78	70
Other operation and maintenance	255	242	499	502
Depreciation	76	73	151	144
Taxes, other than income	25	25	46	50
Energy related businesses	137	163	293	301
Total	982	861	1,936	1,758

Operating Income	285	232	641	484

Other Income - net	35	11	45	19

Interest Expense	66	65	127	130

Interest Expense with Affiliates	3	6	6	13

Income from Continuing Operations Before Income Taxes and Minority Interest	251	172	553	360

Income Taxes	72	16	141	44

Minority Interest	2	2	4	4

Income from Continuing Operations	177	154	408	312

Loss from Discontinued Operations (net of income taxes)	19	50	20	53

Net Income	$158	$104	$388	$259

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Six Months Ended June 30,
	2006	2005

Cash Flows from Operating Activities
Net income	$388	$259
Adjustments to reconcile net income to net cash provided by operating activities
Pre-tax loss from the sale of the Sundance plant		72
Pre-tax loss from the sale of interest in the Griffith plant	40
Depreciation	151	147
Stock compensation expense	13	18
Amortization - energy commitments and other	3	(6)
Pension expense	14	9
Pension funding	(41)	(19)
Deferred income taxes and investment tax credits	27	45
Unrealized gain on derivatives and other hedging activities	(58)	(5)
Other	2	11
Change in current assets and current liabilities
Accounts receivable	(26)	(61)
Accounts payable	(24)
Fuel, materials and supplies	(35)	2
Other	56	(38)
Other operating activities
Other assets	(15)	4
Other liabilities	3	(27)
Net cash provided by operating activities	498	411

Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(360)	(258)
Proceeds from the sale of the Sundance plant		190
Proceeds from the sale of interest in the Griffith plant	115
Purchases of emission allowances	(60)	(82)
Proceeds from the sale of emission allowances	35	49
Purchases of nuclear decommissioning trust investments	(133)	(96)
Proceeds from the sale of nuclear decommissioning trust investments	125	88
Purchases of other marketable securities	(66)
Proceeds from the sale of other marketable securities	57	51
Net (increase) decrease in restricted cash	(13)	12
Other investing activities	10	(11)
Net cash used in investing activities	(290)	(57)

Cash Flows from Financing Activities
Issuance of long-term debt	300
Retirement of long-term debt	(19)	(208)
Distributions to Member	(366)	(119)
Contributions from Member	116
Net (decrease) increase in short-term debt	(171)	83
Net decrease in note payable to affiliate	(8)	(300)
Other financing activities	(6)	(3)
Net cash used in financing activities	(154)	(547)

Effect of Exchange Rates on Cash and Cash Equivalents	1	3

Net Increase (Decrease) in Cash and Cash Equivalents	55	(190)
Cash and Cash Equivalents at Beginning of Period	227	357
Cash and Cash Equivalents at End of Period	$282	$167

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	June 30, 2006	December 31, 2005
Assets

Current Assets
Cash and cash equivalents	$282	$227
Restricted cash	50	39
Accounts receivable (less reserve: 2006, $48; 2005, $65)	334	291
Unbilled revenues	283	300
Accounts receivable from affiliates	145	149
Collateral on PLR energy supply to affiliate	300	300
Fuel, materials and supplies	330	295
Prepayments	34	39
Deferred income taxes	142	166
Price risk management assets	536	487
Other acquired intangibles	146	50
Other	48	41
Total Current Assets	2,630	2,384

Investments
Investment in unconsolidated affiliates - at equity	48	56
Nuclear plant decommissioning trust funds	460	444
Other	4	3
Total Investments	512	503

Property, Plant and Equipment
Electric plant in service
Transmission and distribution	4,300	3,950
Generation	8,671	8,761
General	272	272
	13,243	12,983
Construction work in progress	346	210
Nuclear fuel	307	327
Electric plant	13,896	13,520
Gas and oil plant	63	64
Other property	203	198
	14,162	13,782
Less: accumulated depreciation	5,985	5,871
Total Property, Plant and Equipment	8,177	7,911

Other Noncurrent Assets
Goodwill	1,055	1,015
Other acquired intangibles	214	283
Price risk management assets	186	80
Other	497	488
Total Other Noncurrent Assets	1,952	1,866

Total Assets	$13,271	$12,664

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	June 30, 2006	December 31, 2005
Liabilities and Equity

Current Liabilities
Short-term debt	$2	$172
Note payable to affiliate		8
Long-term debt	356	445
Accounts payable	439	445
Accounts payable to affiliates	29	27
Above market NUG contracts	67	70
Taxes	147	72
Interest	85	79
Deferred revenue on PLR energy supply to affiliate	12	12
Price risk management liabilities	523	519
Other	275	313
Total Current Liabilities	1,935	2,162

Long-term Debt	3,926	3,506

Long-term Debt with Affiliate Trust	89	89

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes and investment tax credits	1,278	1,157
Price risk management liabilities	533	523
Accrued pension obligations	225	232
Asset retirement obligations	309	298
Above market NUG contracts	103	136
Deferred revenue on PLR energy supply to affiliate	29	35
Other	319	321
Total Deferred Credits and Other Noncurrent Liabilities	2,796	2,702

Commitments and Contingent Liabilities (Note 11)

Minority Interest	56	56

Member's Equity	4,469	4,149

Total Liabilities and Equity	$13,271	$12,664

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Operating Revenues
Retail electric	$719	$696	$1,531	$1,476
Wholesale electric	1	1	2	2
Wholesale electric to affiliate	39	32	78	70
Total	759	729	1,611	1,548

Operating Expenses
Operation
Energy purchases	49	50	102	138
Energy purchases from affiliate	395	364	841	779
Other operation and maintenance	96	87	185	191
Amortization of recoverable transition costs	63	59	135	128
Depreciation	28	27	57	55
Taxes, other than income	45	43	94	90
Total	676	630	1,414	1,381

Operating Income	83	99	197	167

Other Income - net	7	6	16	10

Interest Expense	36	42	74	93

Interest Expense with Affiliate	4	3	8	5

Income Before Income Taxes	50	60	131	79

Income Taxes	16	24	45	27

Net Income	34	36	86	52

Dividends on Preferred Securities	4		5	1

Income Available to PPL	$30	$36	$81	$51

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Six Months Ended June 30,
	2006	2005

Cash Flows from Operating Activities
Net income	$86	$52
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	57	55
Stock compensation expense	4	7
Amortization - recoverable transition costs and other	146	139
Deferred income tax benefits and investment tax credits	(6)	(14)
Accrual for PJM billing dispute		47
Change in current assets and current liabilities
Accounts receivable	7	(18)
Accounts payable	(36)	(42)
Other	(71)	(70)
Other operating activities
Other assets		(5)
Other liabilities	13	23
Net cash provided by operating activities	200	174

Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(97)	(85)
Purchases of other marketable securities	(96)
Proceeds from the sale of other marketable securities	96	10
Net decrease (increase) in restricted cash	5	(53)
Other investing activities	3	2
Net cash used in investing activities	(89)	(126)

Cash Flows from Financing Activities
Issuance of preference stock, net of issuance costs	245
Issuance of long-term debt		224
Retirement of long-term debt	(297)	(380)
Repurchase of common stock from PPL	(200)
Payment of common stock dividends to PPL	(69)	(26)
Net increase in short-term debt		45
Other financing activities	(1)	(7)
Net cash used in financing activities	(322)	(144)

Net Decrease in Cash and Cash Equivalents	(211)	(96)
Cash and Cash Equivalents at Beginning of Period	298	151
Cash and Cash Equivalents at End of Period	$87	$55

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	June 30, 2006	December 31, 2005
Assets

Current Assets
Cash and cash equivalents	$87	$298
Restricted cash	42	42
Accounts receivable (less reserve: 2006, $22; 2005, $20)	216	224
Unbilled revenues	150	174
Accounts receivable from affiliates	8	10
Note receivable from affiliate	300	300
Prepayments	70	4
Prepayment on PLR energy supply from affiliate	12	12
Other	100	87
Total Current Assets	985	1,151

Property, Plant and Equipment
Electric plant in service
Transmission and distribution	4,103	4,034
General	363	356
	4,466	4,390
Construction work in progress	42	43
Electric plant	4,508	4,433
Other property	3	3
	4,511	4,436
Less: accumulated depreciation	1,756	1,720
Total Property, Plant and Equipment	2,755	2,716

Regulatory and Other Noncurrent Assets
Recoverable transition costs	1,030	1,165
Acquired intangibles	112	114
Prepayment on PLR energy supply from affiliate	29	35
Other	346	356
Total Regulatory and Other Noncurrent Assets	1,517	1,670

Total Assets	$5,257	$5,537

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	June 30, 2006	December 31, 2005
Liabilities and Equity

Current Liabilities
Short-term debt	$42	$42
Long-term debt	295	434
Accounts payable	38	42
Accounts payable to affiliates	152	183
Taxes	61	76
Collateral on PLR energy supply from affiliate	300	300
Other	140	147
Total Current Liabilities	1,028	1,224

Long-term Debt	1,820	1,977

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes and investment tax credits	774	771
Other	202	190
Total Deferred Credits and Other Noncurrent Liabilities	976	961

Commitments and Contingent Liabilities (Note 11)

Shareowners' Equity
Preferred securities	301	51
Common stock - no par value (a)	364	1,476
Additional paid-in capital	349	354
Treasury stock (a)		(912)
Earnings reinvested	419	406
Total Shareowners' Equity	1,433	1,375

Total Liabilities and Equity	$5,257	$5,537

(a)
170 million shares authorized; 66 million shares issued and outstanding at June 30, 2006, and 78 million shares issued and outstanding, excluding 79 million shares held as treasury stock, at December 31, 2005. See Note 2 for additional information on the retirement of all treasury stock in 2006.

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

(PPL, PPL Energy Supply and PPL Electric)

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments (including normal, recurring accruals) considered necessary for a fair presentation in accordance with accounting principles generally accepted in the U.S. are reflected in the condensed consolidated financial statements. The Balance Sheets as of December 31, 2005, are derived from each Registrant's 2005 audited Balance Sheet. The financial statements and notes thereto should be read in conjunction with the financial statements and notes contained in each Registrant's 2005 Form 10-K. The results of operations for the three and six months ended June 30, 2006, are not necessarily indicative of the results to be expected for the full year ending December 31, 2006, or other future periods, because results for interim periods can be disproportionately influenced by various factors and developments and seasonal variations.

(PPL and PPL Electric)

The six months ended June 30, 2005, included costs in "Other Operation and Maintenance" on the Statement of Income of $16 million associated with severe ice storms that hit PPL Electric's service territory in January 2005. In August 2005, the PUC issued an order granting PPL Electric's petition for authority to defer and amortize for regulatory accounting and reporting purposes a portion of these storm costs subject to certain conditions. As a result of the PUC Order and in accordance with SFAS 71, "Accounting for the Effects of Certain Types of Regulation," in the third quarter of 2005, PPL Electric deferred $12 million of its previously expensed storm costs.

(PPL and PPL Energy Supply)

The classification of certain amounts in the June 30, 2005 and December 31, 2005 financial statements has been changed to conform to the presentation in the June 30, 2006 financial statements. On the Statements of Income, components of operating losses of the Sundance and Griffith plants were reclassified from certain line items to "Loss from Discontinued Operations." See Note 8 for further discussion. In addition, based on clarifications of accounting guidance, the June 30, 2005 Statement of Cash Flows has been revised to reflect the purchases and sales of emission allowances, and the purchases and sales of investments in the nuclear decommissioning trust funds, on a gross basis within "Cash Flows from Investing Activities." Previously, these cash flows were presented on a net basis within "Cash Flows from Operating Activities." The net impact of this revised presentation was to increase "Cash Flows from Operating Activities" and to decrease "Cash Flows from Investing Activities" by $41 million for the six months ended June 30, 2005. This revision had no impact on "Cash and Cash Equivalents" for the periods reported. This revision is not considered by management to be material to the Financial Statements.

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

In March 2006, the U.S. Bankruptcy Court approved agreements between Enron and PPL subsidiaries that settled the litigation between PPL and Enron regarding the validity and enforceability of the Enron Corporation Guarantees. As a result of the Bankruptcy Court's approval of the settlement of the Enron Corporation Guarantees litigation and an assessment of current market price quotes for the purchase of Enron claims, PPL reduced the associated allowance for doubtful accounts by $15 million, or $9 million after tax ($0.03 per share for PPL).

In July 2006, PPL executed an agreement to sell all of its Enron claims to an independent third party for $17 million and further reduced the associated allowance for doubtful accounts in the second quarter of 2006 by $4 million, or $2 million after tax ($0.01 per share for PPL). PPL received the payment in July 2006.

At June 30, 2006 and December 31, 2005, the Enron and California ISO reserves accounted for 45% and 60% of PPL's total allowance for doubtful accounts and 69% and 80% of PPL Energy Supply's total allowance for doubtful accounts.

Treasury Stock

(PPL)

In the second quarter of 2006, PPL retired all treasury shares, which totaled 62,174,729 shares, and restored them to authorized but unissued shares of common stock. "Capital in excess of par value" was reduced by $838 million as result of the retirement. Total "Shareowners' Common Equity" was not impacted. PPL expects that all shares of common stock acquired in the future will be restored to authorized but unissued shares of common stock upon acquisition.

(PPL Electric)

In the second quarter of 2006, PPL Electric retired all treasury shares, which totaled 90,932,326 shares, and restored them to authorized but unissued shares of common stock. "Common stock" was reduced by $1.1 billion as result of the retirement. Total "Shareowners' Equity" was not impacted. PPL Electric expects that all shares of common stock acquired in the future will be restored to authorized but unissued shares of common stock upon acquisition.

New Accounting Standards (PPL, PPL Energy Supply and PPL Electric)

See Note 18 for a discussion of new accounting standards recently adopted or pending adoption.

3.	Segment and Related Information

(PPL and PPL Energy Supply)

See the "Segment and Related Information" note in each Registrant's 2005 Form 10-K for a discussion of reportable segments.

Financial data for the segments are:

	Three Months Ended June 30,		Six Months Ended June 30,
PPL	2006	2005	2006	2005
Income Statement Data
Revenues from external customers
Supply	$548	$438	$1,076	$867
International Delivery	334	303	678	614
Pennsylvania Delivery	760	726	1,669	1,584
	1,642	1,467	3,423	3,065
Intersegment revenues
Supply	395	363	841	779
Pennsylvania Delivery	39	34	80	72

Net Income
Supply (a)	74	40	217	126
International Delivery	79	54	160	116
Pennsylvania Delivery	28	34	84	54
	$181	$128	$461	$296

PPL	June 30, 2006	December 31, 2005
Balance Sheet Data
Total assets
Supply	$7,402	$7,118
International Delivery	5,503	5,089
Pennsylvania Delivery	5,434	5,719
	$18,339	$17,926

	Three Months Ended June 30,		Six Months Ended June 30,
PPL Energy Supply	2006	2005	2006	2005
Income Statement Data
Revenues from external customers
Supply	$933	$790	$1,899	$1,628
International Delivery	334	303	678	614
	1,267	1,093	2,577	2,242
Net Income
Supply (a)	79	50	228	143
International Delivery	79	54	160	116
	$158	$104	$388	$259

PPL Energy Supply	June 30, 2006	December 31, 2005
Balance Sheet Data
Total assets
Supply	$7,768	$7,575
International Delivery	5,503	5,089
	$13,271	$12,664

(a)
2006 and 2005 include the "Loss from Discontinued Operations" associated with the Griffith plant and 2005 also includes the "Loss from Discontinued Operations" associated with the Sundance plant. See Note 8 for additional information.

4.	Earnings Per Share

(PPL)

In August 2005, PPL completed a 2-for-1 split of its common stock. The record date for the stock split was August 17, 2005, and the distribution date was August 24, 2005. As a result of the stock split, 190 million shares were issued to shareholders, and 31 million shares were issued as treasury shares as of the record date. The par value of the stock remains at $0.01 per share and, accordingly, $2 million was transferred from "Capital in excess of par value" to "Common stock" on the Balance Sheet. The number of shares, the market price, and earnings and dividends per share amounts, as well as PPL's stock-based compensation awards and the conversion rate and market price trigger of PPL Energy Supply's 2.625% Convertible Senior Notes due 2023, in the financial statements for the periods ended June 30, 2005, have been adjusted to reflect the stock split.

Basic EPS is calculated using the weighted-average shares of common stock outstanding during the period. Diluted EPS is calculated using the weighted-average shares of common stock outstanding that are increased for additional shares that would be outstanding if potentially dilutive securities were converted to common stock. Potentially dilutive securities consist of:

•	stock options, restricted stock and restricted stock units granted under the incentive compensation plans;
•	stock units representing common stock granted under the directors compensation programs; and
•	convertible senior notes.

The basic and diluted EPS calculations, and the reconciliation of the shares (in thousands) used in the calculations, are:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Income (Numerator)
Income from continuing operations	$200	$178	$481	$349
Loss from discontinued operations (net of income taxes)	19	50	20	53
Net Income	$181	$128	$461	$296

Shares (Denominator)
Shares for Basic EPS	380,141	379,252	379,981	378,634
Add incremental shares:
Convertible Senior Notes	2,735	1,822	2,857	1,496
Stock options and other share-based awards	2,714	2,280	2,751	2,170
Shares for Diluted EPS	385,590	383,354	385,589	382,300

Basic EPS
Income from continuing operations	$0.53	$0.47	$1.27	$0.92
Loss from discontinued operations (net of income taxes)	0.05	0.13	0.06	0.14
Net Income	$0.48	$0.34	$1.21	$0.78

Diluted EPS
Income from continuing operations	$0.52	$0.46	$1.25	$0.91
Loss from discontinued operations (net of income taxes)	0.05	0.13	0.06	0.14
Net Income	$0.47	$0.33	$1.19	$0.77

If converted, PPL Energy Supply's 2.625% Convertible Senior Notes due 2023 require cash settlement of the principal amount and permit settlement of any conversion premium in cash or PPL common stock. Based upon the current conversion rate of 40.2212 shares per $1,000 principal amount of notes, the Convertible Senior Notes have a dilutive impact when the average market price of PPL common stock exceeds the conversion price of $24.87.

See Note 7 for discussion of attainment of the market price trigger related to the Convertible Senior Notes in 2006.

The maximum number of shares of PPL common stock that could potentially be issued to settle the conversion premium, based upon the current conversion rate, is 15,483,553 shares. Based on PPL's common stock price at June 30, 2006, the conversion premium equated to 3,565,287 shares, or $115 million.

The following number of stock options to purchase PPL common stock were excluded in the respective periods' computations of diluted EPS because the effect would have been antidilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of Shares)	2006	2005	2006	2005
Antidilutive stock options			668	805

5.	Income Taxes

(PPL and PPL Energy Supply)

Reconciliations of effective income tax rates are:

	Three Months Ended June 30,		Six Months Ended June 30,
PPL	2006	2005	2006	2005
Reconciliation of Income Tax Expense
Indicated federal income tax on Income from Continuing Operations Before Income Taxes, Minority Interest and Dividends on Preferred Securities of a Subsidiary at statutory tax rate - 35%	$101	$77	$234	$150
Increase (decrease) due to:
State income taxes	1	4	10	2
Amortization of investment tax credit	(2)	(2)	(5)	(5)
Difference related to income recognition of foreign affiliates (net of foreign income taxes)	(19)	(10)	(22)	(20)
Transfer of WPD tax items			(20)
Stranded cost securitization	(2)		(3)
Federal income tax credits	2	(30)	(14)	(54)
Other	2	1	(2)	1
	(18)	(37)	(56)	(76)
Total income tax expense	$83	$40	$178	$74
Effective income tax rate	28.7%	18.2%	26.6%	17.3%

PPL Energy Supply
Reconciliation of Income Tax Expense
Indicated federal income tax on Income from Continuing Operations Before Income Taxes and Minority Interest at statutory tax rate - 35%	$88	$60	$194	$126
Increase (decrease) due to:
State income taxes	4	(3)	12	(4)
Amortization of investment tax credit	(2)	(2)	(4)	(4)
Difference related to income recognition of foreign affiliates (net of foreign income taxes)	(19)	(10)	(22)	(20)
Transfer of WPD tax items			(20)
Federal income tax credits	2	(30)	(14)	(54)
Other	(1)	1	(5)
	(16)	(44)	(53)	(82)
Total income tax expense	$72	$16	$141	$44
Effective income tax rate	28.7%	9.3%	25.5%	12.2%

In January 2006, WPD, Hyder's liquidator and a former Hyder affiliate signed an agreement to transfer to the affiliate a future tax liability from WPD and certain surplus tax losses from Hyder. The U.K. taxing authority subsequently confirmed this agreement. This transfer resulted in a net reduction of income tax expense of $20 million for the six months ended June 30, 2006, and a decrease to goodwill of $12 million from the resolution of a pre-acquisition tax contingency pursuant to EITF Issue 93-7, "Uncertainties Related to Income Taxes in a Purchase Business Combination."

(PPL Electric)

Reconciliations of effective income tax rates are:

	Three Months Ended June 30,		Six Months Ended June 30,
PPL Electric	2006	2005	2006	2005
Reconciliation of Income Tax Expense
Indicated federal income tax on Income Before Income Taxes at statutory tax rate - 35%	$18	$22	$46	$28
Increase (decrease) due to:
State income taxes	(1)		1
Amortization of investment tax credit			(1)	(1)
Stranded cost securitization	(2)		(3)
Deficiency reserves	1	1	1	(1)
Other		1	1	1
	(2)	2	(1)	(1)
Total income tax expense	$16	$24	$45	$27
Effective income tax rate	32.0%	40.0%	34.4%	34.2%

6.	Comprehensive Income

(PPL and PPL Energy Supply)

The after-tax components of comprehensive income are:

	Three Months Ended June 30,		Six Months Ended June 30,
PPL	2006	2005	2006	2005
Net Income	$181	$128	$461	$296
Other comprehensive income (loss):
Foreign currency translation adjustments	70	(55)	82	(39)
Net unrealized gain (loss) on available-for-sale securities	(4)	5	(9)
Net unrealized gain (loss) on qualifying derivatives	24	(14)	126	(80)
Total other comprehensive income (loss)	90	(64)	199	(119)
Comprehensive Income	$271	$64	$660	$177

PPL Energy Supply
Net Income	$158	$104	$388	$259
Other comprehensive income (loss):
Foreign currency translation adjustments	70	(55)	82	(39)
Net unrealized gain (loss) on available-for-sale securities	(4)	4	(9)	(1)
Net unrealized gain (loss) on qualifying derivatives	14	(13)	108	(79)
Total other comprehensive income (loss)	80	(64)	181	(119)
Comprehensive Income	$238	$40	$569	$140

(PPL Electric)

PPL Electric's comprehensive income approximates net income.

7.	Credit Arrangements and Financing Activities

Credit Arrangements

(PPL and PPL Electric)

PPL Electric maintains credit facilities in order to enhance liquidity and provide credit support, and as a backstop to its commercial paper program.

In June 2006, PPL Electric amended and restated the credit agreement for its $200 million five-year credit facility and extended the expiration date to June 2011. PPL Electric has the ability to cause the lenders under this facility to issue letters of credit. At June 30, 2006, PPL Electric had no cash borrowings or letters of credit outstanding under this credit facility. PPL Electric's $100 million three-year credit facility expired in June 2006 and was not renewed.

PPL Electric maintains a commercial paper program for up to $200 million to provide it with an additional financing source to fund its short-term liquidity needs, if and when necessary. Commercial paper issuances are supported by PPL Electric's $200 million five-year credit facility. PPL Electric had no commercial paper outstanding at June 30, 2006.

At June 30, 2006, $130 million of accounts receivable and $130 million of unbilled revenue were pledged by a PPL Electric subsidiary under the credit agreement related to PPL Electric's and the subsidiary's participation in an asset-backed commercial paper program. Also at this date, there was $42 million of short-term debt outstanding under the credit agreement at an interest rate of 5.21%, all of which was being used to cash collateralize letters of credit issued on PPL Electric's behalf. At June 30, 2006, based on the accounts receivable and unbilled revenue pledged, an additional $94 million was available for borrowing. PPL Electric's sale to its subsidiary of the pledged accounts receivable and unbilled revenue is an absolute sale of the assets, and PPL Electric does not retain an interest in these assets. However, for financial reporting purposes, the subsidiary's financial results are consolidated in PPL Electric's financial statements. In July 2006, PPL Electric and the subsidiary extended the expiration date of the credit agreement to July 2007.

(PPL and PPL Energy Supply)

PPL Energy Supply maintains credit facilities in order to enhance liquidity and provide credit support, and as a backstop to its commercial paper program.

In March 2006, PPL Energy Supply extended the expiration date of its 364-day reimbursement agreement to March 2007. Under the agreement, PPL Energy Supply can cause the bank to issue up to $200 million of letters of credit. At June 30, 2006, there was $55 million of letters of credit outstanding under this agreement.

In June 2006, PPL Energy Supply entered into a $1.9 billion Amended and Restated Five-Year Credit Agreement, which expires in June 2011. This credit agreement amended and restated and combined into one credit facility the following three five-year credit facilities of PPL Energy Supply: the $800 million facility expiring in June 2010, the $600 million facility expiring in June 2010 and the $500 million facility expiring in December 2010. PPL Energy Supply has the ability to cause the lenders under this facility to issue letters of credit. At June 30, 2006, PPL Energy Supply had an aggregate of $15 million of letters of credit and no cash borrowings outstanding under this facility.

PPL Energy Supply also maintains a $300 million five-year letter of credit and revolving credit facility expiring in March 2011. At June 30, 2006, there were no cash borrowings and $298 million of letters of credit outstanding under this facility. PPL Energy Supply's obligations under this facility are supported by a $300 million letter of credit issued on PPL Energy Supply's behalf under a separate $300 million five-year letter of credit and reimbursement agreement also expiring in March 2011.

PPL Energy Supply maintains a commercial paper program for up to $500 million to provide it with an additional financing source to fund its short-term liquidity needs, if and when necessary. Commercial paper issuances are supported by PPL Energy Supply's $1.9 billion five-year credit facility. PPL Energy Supply had no commercial paper outstanding at June 30, 2006.

WPD (South West) maintains three committed credit facilities: a £100 million 364-day facility, a £150 million three-year facility and a £150 million five-year facility, which expire in October 2006, October 2008 and October 2009, respectively. At June 30, 2006, WPD (South West) also has uncommitted credit facilities of £65 million. At June 30, 2006, there were no cash borrowings outstanding under the WPD (South West) credit facilities.

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

Financing Activities

(PPL)

In May 2006, PPL Capital Funding retired all $99 million of its Senior Floating Rate Notes and all $148 million of its 7.29% Subordinated Notes upon maturity.

(PPL and PPL Electric)

In March 2006, PPL Electric retired all $146 million of its 6.55% Series First Mortgage Bonds upon maturity.

During the six months ended June 30, 2006, PPL Transition Bond Company made principal payments on transition bonds of $151 million.

In April 2006, PPL Electric sold 10 million depositary shares, each representing a quarter interest in a share of PPL Electric's 6.25% Series Preference Stock (Preference Shares), totaling $250 million. In connection with the sale of the depositary shares, PPL Electric issued 2.5 million Preference Shares, with a liquidation preference of $100 per share, to the bank acting as a depositary. PPL Electric used the net proceeds of $245 million from the offering to repurchase $200 million of its common stock held by PPL, and for other general corporate purposes. PPL used the $200 million received from PPL Electric to fund capital expenditures and for general corporate purposes.

Holders of the depositary shares are entitled to all proportional rights and preferences of the Preference Shares, including dividend, voting, redemption and liquidation rights, exercised through the depositary. The Preference Shares rank senior to PPL Electric's common stock and junior to its preferred stock, and they have no voting rights, except as provided by law.

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

In May 2006, PPL Electric filed Amended and Restated Articles of Incorporation that, among other things, increased the authorized amount of preference stock from 5 million to 10 million shares, without nominal or par value.

"Preferred Securities" in the financial statements refers to both preference stock and $51 million of preferred stock at June 30, 2006.

(PPL Electric)

During the six months ended June 30, 2006, PPL Electric paid common dividends of $69 million to PPL.

(PPL and PPL Energy Supply)

In December 2005, Elfec made a scheduled $3 million principal payment on its $23 million Bolivian Bonds, which was funded primarily with short-term debt. This transaction was recorded in January 2006 due to the one-month lag in foreign subsidiary reporting.

PPL Energy Supply issued $300 million of 6.20% Senior Notes due 2016 (6.20% Notes) in May 2006 and issued an additional $150 million of the 6.20% Notes in July 2006. The 6.20% Notes may be redeemed any time prior to maturity at PPL Energy Supply's option at make-whole redemption prices. In July 2006, PPL Energy Supply also issued $250 million of 7% Senior Notes due 2046 (7% Notes). The 7% Notes are not subject to redemption prior to July 15, 2011. On or after July 15, 2011, PPL Energy Supply may, at its option, redeem the 7% Notes, in whole or in part, at par. Proceeds from the sale of both the 6.20% Notes and 7% Notes are expected to be used for capital expenditures, including expenditures relating to PPL Energy Supply's installation of pollution control equipment at two of its coal-fired power plants in Pennsylvania, and for general corporate purposes.

In July 2006, Emel issued 3 million UF (inflation-indexed Chilean Pesos) denominated bonds in two series. The first series consists of 1 million UF denominated bonds that mature in 2011, are callable at par on or after June 1, 2009, and bear interest at 3.75%. The second series consists of 2 million UF denominated bonds with serial maturities from 2021 through 2027, which are callable on or after June 1, 2014, at a specified calculated value on the call date and bear interest at 4.50%. The proceeds will be used to pay in full Emel's 3 million UF denominated bond maturity in August 2006, which was approximately $102 million and has been classified as "Long-term Debt" on the Balance Sheet as of June 30, 2006.

The terms of PPL Energy Supply's 2.625% Convertible Senior Notes due 2023 include a market price trigger that permits holders to convert the notes during any fiscal quarter if the closing sale price of PPL's common stock exceeds $29.83 for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter. This market price trigger was met in the first and second quarters of 2006. Therefore, holders of the Convertible Senior Notes were entitled to convert their notes at any time during the second quarter of 2006 and are also entitled to convert their notes any time during the third quarter of 2006. As discussed in Note 4, when holders elect to convert the Convertible Senior Notes, PPL Energy Supply is required to settle the principal amount in cash and any conversion premium in cash or PPL common stock.

During the second quarter of 2006, Convertible Senior Notes in an aggregate principal amount of $29 million were presented for conversion, of which $15 million was settled in the second quarter of 2006 and the remaining $14 million was settled in the third quarter of 2006. The total conversion premium related to these conversions was $7 million, which was settled with 102,816 shares of PPL common stock and 130,612 shares of PPL common stock in the second and third quarters of 2006, along with an insignificant amount of cash in lieu of fractional shares.  After such conversions, PPL Energy Supply had approximately $370 million of Convertible Senior Notes that could be presented for conversion in the third quarter of 2006.

(PPL Energy Supply)

During the six months ended June 30, 2006, PPL Energy Supply distributed $366 million to its parent company and received capital contributions of $116 million.

Dividends

(PPL)

In February 2006, PPL announced an increase to its quarterly common stock dividend, effective April 1, 2006, to 27.5 cents per share (equivalent to $1.10 per annum). Future dividends, declared at the discretion of PPL's Board of Directors, will be dependent upon future earnings, cash flows, financial requirements and other factors.

(PPL and PPL Electric)

In July 2006, PPL Electric paid an initial dividend of $1.4757 per share on its outstanding Preference Shares. Since the Preference Shares were not outstanding for the entire second quarter of 2006, the dividend was prorated and, thus, less than a full quarterly dividend of $1.5625 per Preference Share. Dividends on the Preference Shares are not cumulative and future dividends, declared at the discretion of PPL Electric's Board of Directors, will be dependent upon future earnings, cash flows, financial requirements and other factors.

8.	Acquisitions, Development and Divestitures

From time to time, PPL and its subsidiaries are involved in negotiations with third parties regarding acquisitions and dispositions of businesses and assets, joint ventures and development projects. Any such transactions may impact future financial results.

(PPL and PPL Energy Supply)

Discontinued Operations

Sale of Interest in Griffith Plant

In June 2006, a subsidiary of PPL Energy Supply, which is included in the Supply segment, sold its 50% ownership interest in the 600 MW Griffith power plant located in Kingman, Arizona, for $115 million in cash. Proceeds of the sale will be used to fund a portion of PPL's capital expenditure requirements. The book value of PPL's interest in the plant was $150 million on the sale date.

Following are the components of "Loss from Discontinued Operations" on the Statements of Income related to the sale of PPL's interest in the Griffith plant.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Operating revenues	$3	$12	$5	$14
Operating expenses	7	15	10	18
Loss from operations before income taxes	(4)	(3)	(5)	(4)
Income tax benefit	2	2	2	2
Loss from operations after income taxes	(2)	(1)	(3)	(2)
Loss on sale of interest (net of tax benefit of $16 million)	(24)		(24)
Acceleration of net unrealized gains on derivatives associated with the plant (net of tax expense of $4 million)	7		7
Loss from Discontinued Operations (net of income taxes)	$(19)	$(1)	$(20)	$(2)

See "Guarantees and Other Assurances" in Note 11 for more information on PPL Energy Supply's indemnifications related to the sale.

Sale of Sundance Plant

In May 2005, a subsidiary of PPL Energy Supply, which is included in the Supply segment, completed the sale of its 450 MW Sundance power plant located in Pinal County, Arizona, to Arizona Public Service Company for $190 million in cash. The book value of the plant was $260 million on the sale date.

Following are the components of "Loss from Discontinued Operations" on the Statements of Income related to the sale of the Sundance plant. There were no derivative contracts hedging the Sundance plant at the time of the sale.

	June 30, 2005
	Three Months Ended	Six Months Ended
Operating revenues	$1	$4
Operating expenses	3	10
Loss from operations before income taxes	(2)	(6)
Income tax benefit		2
Loss from operations after income taxes	(2)	(4)
Loss on disposal (net of tax benefit of $26 million)	(47)	(47)
Loss from Discontinued Operations (net of income taxes)	$(49)	$(51)

See "Guarantees and Other Assurances" in Note 11 for more information on PPL Energy Supply's indemnifications related to the sale.

International

In March 2006, PPL Global completed the sale of its minority interest in Aguaytia Energy, LLC, a combined generating and natural gas facility in Peru. PPL Global received $15 million from the sale, and recorded a pre-tax gain of $3 million, which is included in "Other Income - net" on the Statement of Income.

In February 2006, WPD received legal notification citing one of its real estate investments as an environmentally protected area, thus restricting planned development. Although WPD can appeal the notification, an impairment assessment was performed based on a third-party appraisal. As a result, PPL Global recorded an impairment charge of $8 million ($6 million after tax) in the first quarter of 2006, which is included in "Other Income - net" on the Statement of Income.

In September 2000, WPD acquired Hyder. Subsequently, WPD sold the majority of Hyder's non-electricity delivery activities and placed the remaining companies in liquidation. In March 2006, WPD received $24 million in proceeds as an initial distribution related to the planned ongoing liquidation of the remaining non-electricity delivery businesses, which is included in "Other Income - net" on the Statement of Income. These proceeds have been included in the second quarter 2006 financial results due to the one-month lag in foreign subsidiary reporting. WPD continues to operate the Hyder electricity delivery business.

Other

See Note 11 for a discussion of the impairment of PPL Energy Supply's synthetic fuel production facilities recorded in June 2006.

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

(PPL)

For the six months ended June 30, 2006, PPL recorded total compensation costs of $19 million related to stock-based compensation awards, with $8 million of related income tax benefits. For the six months ended June 30, 2005, PPL recorded total compensation costs of $27 million related to stock-based compensation awards, with $11 million of related income tax benefits. The six months ended June 30, 2005, included $5 million after tax (or $0.01 per share) related to periods prior to 2005 to record accelerated recognition of expense for employees at or near retirement age. The amounts related to periods prior to 2005 were not material to previously issued financial statements.

(PPL Energy Supply)

For the six months ended June 30, 2006, PPL Energy Supply recorded total compensation costs of $13 million related to stock-based compensation awards, with $6 million of related income tax benefits. For the six months ended June 30, 2005, PPL Energy Supply recorded total compensation costs of $18 million related to stock-based compensation awards, with $8 million of related income tax benefits. The six months ended June 30, 2005, included $3 million after tax related to periods prior to 2005 to record accelerated recognition of expense for employees at or near retirement age. The amounts related to periods prior to 2005 were not material to previously issued financial statements.

(PPL Electric)

For the six months ended June 30, 2006, PPL Electric recorded total compensation costs related to stock-based compensation awards of $4 million, with $1 million of related income tax benefits. For the six months ended June 30, 2005, PPL Electric recorded total compensation costs related to stock-based compensation of $7 million, with $3 million of related income tax benefits. The six months ended June 30, 2005, included $2 million after tax related to periods prior to 2005 to record accelerated recognition of expense for employees at or near retirement age. The amounts related to periods prior to 2005 were not material to previously issued financial statements.

Restricted Stock and Restricted Stock Units (PPL, PPL Energy Supply and PPL Electric)

Restricted stock and restricted stock unit activity for the six months ended June 30, 2006 was:

	Restricted Shares	Weighted- Average Grant Date Fair Value
PPL
Nonvested at January 1, 2006	1,557,123	$21.23
Granted	789,925	30.83
Vested	(321,946)	18.36
Forfeited	(48,672)	25.41
Nonvested at June 30, 2006	1,976,430	25.41

PPL Energy Supply
Nonvested at January 1, 2006	671,901	$19.67
Granted	297,970	31.10
Vested	(126,886)	17.60
Forfeited	(45,560)	25.32
Nonvested at June 30, 2006	797,425	23.93

PPL Electric
Nonvested at January 1, 2006	116,260	$23.09
Granted	58,550	31.17
Vested	(32,420)	17.53
Nonvested at June 30, 2006	142,390	27.65

The weighted-average grant date fair value of restricted stock and restricted stock units granted during the six months ended June 30, 2005, was $27.08 for PPL, $27.27 for PPL Energy Supply and $27.11 for PPL Electric.

As of June 30, 2006, unrecognized compensation cost related to nonvested awards was:

	Unrecognized Compensation Cost	Weighted-Average Period for Recognition

PPL	$14	3.5 years
PPL Energy Supply	12	2.9 years
PPL Electric	2	1.7 years

The total fair value of shares vesting during the six months ended June 30, 2006 and 2005, was:

	June 30, 2006	June 30, 2005

PPL	$10	$9
PPL Energy Supply	4	4
PPL Electric	1	1

Stock Options (PPL, PPL Energy Supply and PPL Electric)

Stock option activity under the plans for the six months ended June 30, 2006, was:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
PPL
Outstanding at January 1, 2006	5,586,072	$21.81
Granted	1,335,420	30.14
Exercised	(410,420)	20.39
Outstanding at June 30, 2006	6,511,072	23.60	7.4 years	$55
Options exercisable at June 30, 2006	3,774,769	20.46	6.3 years	44
Weighted-average fair value of options granted	$4.86

PPL Energy Supply
Outstanding at January 1, 2006	1,225,502	$21.72
Granted	494,660	30.14
Exercised	(132,400)	19.46
Outstanding at June 30, 2006	1,587,762	24.53	7.7 years	$12
Options exercisable at June 30, 2006	738,362	19.97	6.2 years	9
Weighted-average fair value of options granted	$4.86

PPL Electric
Outstanding at January 1, 2006	285,372	$22.95
Granted	88,540	30.14
Outstanding at June 30, 2006	373,912	24.65	7.4 years	$3
Options exercisable at June 30, 2006	204,000	21.95	6.0 years	2
Weighted-average fair value of options granted	$4.86

The total intrinsic value of stock options exercised was:

	Six Months Ended June 30,
	2006	2005

PPL	$4	$17
PPL Energy Supply	1	3
PPL Electric		2

As of June 30, 2006, unrecognized compensation cost related to stock options was:

	Unrecognized Compensation Cost	Weighted-Average Period for Recognition

PPL	$3	2.1 years
PPL Energy Supply	2	2.1 years

PPL received cash from stock option exercises for the six months ended June 30, 2006, of $7 million. The income tax benefit from share-based arrangements for the six months ended June 30, 2006, was $4 million, with $1 million attributed to stock option exercises.

The estimated fair value of each option granted was calculated using a Black-Scholes option-pricing model. The weighted-average assumptions used in the model were:

	2006	2005

Risk-free interest rate	4.06%	4.09%
Expected option life	6.25 yrs.	7.00 yrs.
Expected stock volatility	19.86%	18.09%
Dividend yield	3.76%	3.88%

Based on the above assumptions, the weighted-average grant date fair value of options granted during the six months ended June 30, 2006 and 2005, was $4.86 and $3.99.

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

Directors Stock Units (PPL)

Under the Directors Deferred Compensation Plan, stock units are used to compensate members of PPL's Board of Directors who are not employees of PPL. Such stock units represent shares of PPL's common stock to which board members are entitled after they cease serving as a member of the Board of Directors. Board members are also entitled to defer any or all of their cash compensation into stock units. The stock unit accounts of each board member are increased based on dividends paid or other distributions on PPL's common stock. There were 289,851 such stock units outstanding at June 30, 2006. Compensation expense was $1 million for the six months ended June 30, 2006, and insignificant for the same period ended 2005.

Stock Appreciation Rights (PPL and PPL Energy Supply)

WPD uses stock appreciation rights to compensate senior management employees. Stock appreciation rights are granted with a reference price to PPL's common stock at the date of grant. These awards vest over a three-year period and have a 10-year term, during which time employees are entitled to receive a cash payment of any appreciation in the price of PPL's common stock over the grant date value. At June 30, 2006, there were 402,398 stock appreciation rights outstanding. Compensation expense was insignificant for the six months ended June 30, 2006 and 2005.

10.	Pension and Other Postretirement Benefits

(PPL and PPL Energy Supply)

Net periodic pension and other postretirement benefit costs were:

	Pension Benefits
	Three Months Ended June 30,				Six Months Ended June 30,
	Domestic		International		Domestic		International
	2006	2005	2006	2005	2006	2005	2006	2005
PPL
Service cost	$16	$14	$5	$5	$31	$28	$10	$9
Interest cost	30	28	35	39	62	58	69	77
Expected return on plan assets	(41)	(40)	(49)	(52)	(82)	(79)	(97)	(105)
Amortization of transition obligation	(1)	(1)			(2)	(2)
Amortization of prior service cost	4	4	1	1	7	7	2	2
Amortization of loss	1	1	13	8	2	1	24	14
Net periodic pension costs (credits) prior to special termination benefits	9	6	5	1	18	13	8	(3)
Special termination benefits (a)				1				6
Net periodic pension costs	$9	$6	$5	$2	$18	$13	$8	$3

PPL Energy Supply
Service cost	$1	$1	$5	$5	$2	$2	$10	$9
Interest cost	1	1	35	39	3	2	69	77
Expected return on plan assets	(1)	(1)	(49)	(52)	(4)	(3)	(97)	(105)
Amortization of prior service cost			1	1			2	2
Amortization of loss			13	8		1	24	14
Net periodic pension costs (credits) prior to special termination benefits	1	1	5	1	1	2	8	(3)
Special termination benefits (a)				1				6
Net periodic pension costs	$1	$1	$5	$2	$1	$2	$8	$3

(a)
The 2005 amounts are related to a WPD-approved staff reduction plan as a result of the merger of its two control rooms, metering reorganization and other staff efficiencies. Additional pension costs were recognized due to early retirement and pension enhancement provisions granted to the employees.

	Other Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
PPL
Service cost	$2	$2	$4	$4
Interest cost	7	7	14	14
Expected return on plan assets	(5)	(5)	(10)	(10)
Amortization of transition obligation	2	2	4	4
Amortization of prior service cost	2	1	3	2
Amortization of loss	2	2	5	3
Net other postretirement benefits cost	$10	$9	$20	$17

11.	Commitments and Contingent Liabilities

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

PPL and PPL Energy Supply entered into long-term power purchase agreements with two wind project developers to purchase the full output of their facilities when they begin commercial operation. One of the power purchase agreements is for 50 to 100 MW and extends for a term of 15 years. The in-service date for this project is under evaluation. The power purchase agreement for the second facility, which is in service, is for 24 MW and extends for a term through 2026.

As part of the purchase of generation assets from Montana Power, PPL Montana assumed a power purchase agreement, which was still in effect at June 30, 2006. In accordance with purchase accounting guidelines, PPL Montana recorded a liability of $58 million as the estimated fair value of the agreement at the acquisition date. The liability is being reduced over the term of the agreement, through 2010, as an adjustment to "Energy purchases" on the Statement of Income. The unamortized balance of the liability related to the agreement at June 30, 2006, was $44 million and is included in "Deferred Credits and Other Noncurrent Liabilities - Other" on the Balance Sheet.

In 1998, PPL Electric recorded a loss accrual for above-market contracts with NUGs of $854 million, due to the deregulation of its generation business. Effective January 1999, PPL Electric began reducing this liability as an offset to "Energy purchases" on the Statement of Income. This reduction is based on the estimated timing of the purchases from the NUGs and projected market prices for this generation. The final NUG contract expires in 2014. In connection with the corporate realignment in 2000, the remaining balance of this liability was transferred to PPL EnergyPlus. At June 30, 2006, the remaining liability associated with the above-market NUG contracts was $170 million.

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

In July 2002, PPL Montana began to sell to NorthWestern an aggregate of 450 MW of energy. Under two five-year agreements for a term through June 30, 2007, PPL Montana is supplying 300 MW of around-the-clock electricity and 150 MW of unit-contingent on-peak electricity. PPL Montana also makes short-term energy sales to NorthWestern. In July 2006, PPL Montana entered into a new seven-year power purchase and sale agreement with NorthWestern pursuant to which PPL Montana will provide the following wholesale electricity supply to NorthWestern.

Period	On-Peak Supply	Off-Peak Supply

7/1/2007 - 6/30/2010	325 MW	175 MW
7/1/2010 - 6/30/2012	275 MW	150 MW
7/1/2012 - 6/30/2014	200 MW	125 MW

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

As a result of New Jersey's Electric Discount and Energy Competition Act, the New Jersey Board of Public Utilities authorized and made available to power suppliers, on a competitive basis, the opportunity to provide Basic Generation Service (BGS) to all non-shopping New Jersey customers. In February 2003, PPL EnergyPlus was awarded 34-month fixed-price BGS contracts for a fixed percentage of customer load (an aggregate of 1,000 MW) for Atlantic City Electric Company (ACE), Jersey Central Power & Light Company (JCPL) and Public Service Electric & Gas Company (PSEG). These contracts commenced in August 2003. In the first quarter of 2005, PPL EnergyPlus was awarded a portion of the Commercial Industrial Energy Pricing tranche, which amounts to 85 MW after expected shopping. These 12-month contracts ended in June 2006. In February 2006, PPL EnergyPlus was awarded 36-month fixed-price BGS contracts for fixed percentages of customer load (an aggregate of 600 MW) for ACE, JCPL and PSEG. These contracts commenced in June 2006.

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

The Kerr Dam Project license was jointly issued by the FERC to Montana Power and the Confederated Salish and Kootenai Tribes of the Flathead Reservation in 1985, and required Montana Power to hold and operate the project for 30 years. The license required Montana Power, and subsequently PPL Montana as a result of the purchase of the Kerr Dam from Montana Power, to continue to implement a plan to mitigate the impact of the Kerr Dam on fish, wildlife and the habitat. Under this arrangement, PPL Montana has a remaining commitment to spend $17 million between 2007 and 2015, at which point the tribes have the option to purchase, hold and operate the project.

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

Montana Hydroelectric Litigation (PPL and PPL Energy Supply)

In November 2004, PPL Montana, Avista Corporation and PacifiCorp commenced an action for declaratory judgment in Montana First Judicial District Court seeking a determination that no lease payments or other compensation for their hydropower facilities' use and occupancy of streambeds in Montana can be collected by the State of Montana. This request for declaratory judgment from the Montana state court was brought following the dismissal of the State of Montana's federal lawsuit seeking such payments or compensation in the U.S. District Court of Montana, Missoula Division, due to lack of diversity jurisdiction. The State's federal lawsuit was founded on allegations that the bed of Montana's navigable rivers became state-owned property upon Montana's admission to statehood, and that the use of them for placement of dam structures, affiliated structures and reservoirs should, under an existing regulatory scheme, trigger lease payments for use of land underneath. In July 2006, the Montana state court approved a stipulation by the State of Montana that it is not seeking any lease payments or other compensation from PPL Montana for the period prior to PPL Montana's acquisition of the hydropower facilities in December 1999. PPL and PPL Energy Supply cannot predict the outcome of this state court proceeding.

Regulatory Issues

California ISO and Western Markets (PPL and PPL Energy Supply)

Through its subsidiaries, PPL made $18 million of sales to the California ISO during the period from October 2000 through June 2001, of which $17 million has not been paid to PPL subsidiaries. Given the myriad of electricity supply problems presently faced by the California electric utilities and the California ISO, PPL cannot predict whether or when it will receive payment. At June 30, 2006, PPL has fully reserved for underrecoveries of payments for these sales.

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

Litigation arising out of the California electricity supply situation has been filed in California courts against sellers of energy to the California ISO. The plaintiffs and intervenors in these legal proceedings allege, among other things, abuse of market power, manipulation of market prices, unfair trade practices and violations of state antitrust laws, and seek other relief, including treble damages and attorneys' fees. While PPL's subsidiaries have not been named by the plaintiffs in these legal proceedings, one defendant in a consolidated court proceeding named PPL Montana in its cross-complaint; this defendant denied any unlawful conduct but asserted that, if it is found liable, the other generators and power marketers, including PPL Montana, caused, contributed to and/or participated in the plaintiffs' alleged losses. In July 2006, the court dismissed this case as the result of a settlement under which PPL Montana was not required to make any payments or provide any compensation.

In February 2004, the Montana Public Service Commission (PSC) initiated a limited investigation of the Montana retail electricity market for the years 2000 and 2001, focusing on how that market was affected by transactions involving the possible manipulation of the electricity grid in the western U.S. The investigation includes all public utilities and licensed electricity suppliers in Montana, including PPL Montana, as well as other entities that may possess relevant information. In June 2004, the Montana Attorney General served PPL Montana and more than 20 other companies with subpoenas requesting documents, and PPL Montana has provided responsive documents to the Montana Attorney General.

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

In September 2005, the FERC issued an order conditionally approving the Eastern market-based rate filing, subject to PPL subsidiaries making a compliance filing providing further support that they cannot erect other non-transmission barriers to entry into the generation market. The PPL subsidiaries made this compliance filing in October 2005, which the FERC accepted.

Also in September 2005, in an order on PPL's western market-based rate filing, the FERC found that PPL Montana did not pass one of the FERC's initial screening tests for market power in NorthWestern's control area, namely the wholesale market share screen. As a result, PPL Montana was required to make a more detailed filing with the FERC demonstrating that it meets the market power tests. Also, the FERC established a refund effective date of November 8, 2005 (for sales made in NorthWestern's control area pursuant to contracts entered into on and after that date), in the event that PPL Montana did not pass the FERC's market power tests. The FERC's order was not a definitive determination that PPL Montana has market power but rather the FERC's mechanism for analyzing market-based rate authority applications that require further scrutiny. In October 2005, PPL Montana made the more detailed filing with the FERC, which PPL Montana believes demonstrates that it cannot exercise generation market power in NorthWestern's control area and should be granted market-based rate authority in that area. The Montana PSC contended in this proceeding that PPL Montana possesses market power in NorthWestern's control area and that the FERC should deny PPL Montana authority to sell power at market-based rates. The Montana Consumer Counsel contended in this proceeding that PPL Montana has market power in NorthWestern's control area, that the FERC should deny PPL Montana authority to sell power in NorthWestern's control area at market-based rates and that PPL Montana cannot legally refuse to sell power to NorthWestern at cost-based rates if the FERC denies PPL Montana market-based rate authority in NorthWestern's control area. In May 2006, the FERC issued an order rejecting the claims of the opposing parties in this proceeding and granting PPL Montana market-based rate authority in NorthWestern's control area. There are two outstanding requests for rehearing of the FERC's order, and the FERC has issued a routine order allowing more time to consider these rehearing requests. While PPL Montana continues to believe that it does not have market power in NorthWestern's control area and that it has no obligations to make additional sales of power to NorthWestern regardless of the outcome of this proceeding, it cannot predict the outcome of these proceedings.

Wallingford Cost-Based Rates (PPL and PPL Energy Supply)

In January 2003, PPL negotiated an agreement with ISO New England that would declare that four of the five units at PPL's Wallingford, Connecticut facility are "reliability must run" (RMR) units and put those units under cost-based rates. This RMR agreement and the cost-based rates are subject to the FERC's approval. In May 2003, the FERC denied PPL's request for approval of the RMR agreement and cost-based rates, but in August 2005, the U.S. Court of Appeals for the District of Columbia Circuit reversed the FERC's denial and remanded the case to the FERC for further consideration. In April 2006, the FERC conditionally approved the RMR agreement and the cost-based rates for the four Wallingford units, effective February 1, 2003, subject to refund, hearing and settlement procedures. The FERC ordered a hearing to determine whether the Wallingford facility needed the RMR agreement, the proposed cost-based rates under the RMR agreement and the financial accounting for past periods under the RMR agreement. Any rates collected under the RMR agreement prior to the completion of the hearing and/or settlement proceedings will be subject to refund pending the outcome of the proceedings. The hearing has been held in abeyance pending the outcome of settlement procedures among PPL and all interested parties. In August 2006, PPL and certain parties reached an agreement in principle regarding payments to PPL for past supply under cost-based rates and payments for future supply.  The parties now will negotiate a written settlement agreement, which is expected to be filed with the FERC in August 2006 for approval. PPL cannot predict whether the FERC will approve any such settlement or the ultimate outcome of this matter.

Montana Public Service Commissioner's Litigation (PPL and PPL Energy Supply)

In May 2006, one of the commissioners of the Montana PSC commenced an action in Montana First Judicial District Court against PPL Montana and the Montana PSC seeking to cause the Montana PSC to reverse its 1999 order consenting to "exempt wholesale generator" (EWG) status for PPL Montana's power plants. In 1999, the FERC had granted the plants EWG status and the authority to sell electricity produced at market-based rates, and the Montana PSC consented to this status for PPL Montana's plants under a provision of federal law. PPL Montana and the Montana PSC have filed motions to dismiss this action. The court has not yet ruled on these motions. PPL and PPL Energy Supply believe that this lawsuit is groundless and beyond the statute of limitations period, but cannot predict the outcome of this matter.

IRS Synthetic Fuels Tax Credits (PPL and PPL Energy Supply)

PPL, through its subsidiaries, has interests in two synthetic fuel production facilities: the Somerset facility located in Pennsylvania and the Tyrone facility located in Kentucky. PPL receives tax credits pursuant to Section 29/45K of the Internal Revenue Code based on the sale of synthetic fuel from these facilities to unaffiliated third-party purchasers. Section 29/45K of the Internal Revenue Code provides tax credits for the production and sale of solid synthetic fuels produced from coal. Section 29/45K tax credits are currently scheduled to expire at the end of 2007.

To qualify for the Section 29/45K tax credits, the synthetic fuel must meet three primary conditions: (i) there must be a significant chemical change in the coal feedstock, (ii) the product must be sold to an unaffiliated entity, and (iii) the production facility must have been placed in service before July 1, 1998.

In addition, Section 29/45K provides for the synthetic fuel tax credit to begin to phase out when the relevant annual reference price for crude oil, which is the domestic first purchase price (DFPP), falls within a designated range and to be eliminated when the DFPP exceeds the range. The phase-out range is adjusted annually for inflation. Currently, the DFPP is published by the IRS annually in April for the prior year and is calculated based on the annual average wellhead price per barrel for all unregulated domestic crude oil. PPL experienced no phase-out of tax credits in 2005, based on the final DFPP reference price and the phase-out range applicable for 2005.

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

Since PPL began the synthetic fuel operations, the synthetic fuel produced at the Somerset and Tyrone facilities has resulted in an aggregate recognition of $272 million and $67 million of tax credits as of June 30, 2006. During the first six months of 2006, the facilities produced $16 million and $25 million of tax credits before phase-out. As of June 30, 2006, PPL currently estimates the 2006 phase-out to be 69%, resulting in a recognition of $5 million of tax credits for Somerset and $8 million of tax credits for Tyrone.

In 2005, PPL entered into economic hedge transactions that serve to mitigate some of the earnings and cash flow impact of increases in crude oil prices for 2006 and 2007, with the mark-to-market value of these hedges reflected in "Energy-related businesses" revenues on the Statement of Income. Based on forecasted oil prices and other considerations, in early April 2006, PPL temporarily suspended operations at its Somerset facility. In August 2006, PPL plans to resume operations at its Somerset facility and expects to continue operations at this facility and the Tyrone facility throughout 2006. At this time, PPL cannot predict whether or the extent to which the facilities will operate in 2007.

PPL performed impairment reviews of both its synthetic fuel production facilities during the second quarter of 2006. The reviews were prompted by the Somerset suspension, the uncertainty surrounding the future operations of each of the facilities and continued observed and forecasted high crude oil prices. PPL determined that the net book value of the facilities exceeded the projected undiscounted cash flows. Therefore, PPL recorded charges totaling $10 million ($6 million after tax, or $0.01 per share for PPL) to fully impair its synfuel-related assets. The impairment charges are reflected in "Energy related businesses" expense on PPL's and PPL Energy Supply's Statements of Income. The assets of the facilities are a component of the Supply segment.

PPL also purchases synthetic fuel from unaffiliated third parties, at prices below the market price of coal, for use at its coal-fired power plants. In 2005, PPL's purchases from these third parties resulted in fuel cost savings of $24 million. PPL estimates that if these third parties had discontinued their synthetic fuel operations and sales to PPL at the end of July 2006 due to the impact of projected oil prices, it would incur additional fuel costs of $11 million for the remainder of 2006.

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

Air (PPL and PPL Energy Supply)

The Clean Air Act deals, in part, with acid rain, attainment of federal ambient ozone standards, particulate matter standards and toxic air emissions and visibility in the U.S. Amendments to the Clean Air Act are likely to continue to be brought up for consideration in the U.S. Congress. Past proposed amendments would have required significant further reductions in emissions of nitrogen oxide and sulfur dioxide and reductions in emissions of mercury beyond the reductions discussed below and some would have required reductions in carbon dioxide.

Citing its authority under the Clean Air Act, the EPA has developed new standards for ambient levels of ozone and fine particulates in the U.S. These standards have been upheld following court challenges. To facilitate attainment of these standards, the EPA has promulgated the Clean Air Interstate Rule (CAIR) for 28 midwestern and eastern states, including Pennsylvania, to reduce sulfur dioxide emissions by about 50% by 2010 and to extend the current seasonal program for nitrogen oxide emission reductions to a year-round program starting in 2009. The CAIR requires further reductions, starting in 2015, in sulfur dioxide and nitrogen oxide of 30% and 20%, respectively, from 2010 levels. The CAIR allows these reductions to be achieved through cap-and-trade programs. Pennsylvania has not challenged the CAIR, but the rule has been challenged by several states and environmental groups as not being sufficiently strict, and by industry petitioners as being too strict. In addition, several Canadian environmental groups have petitioned the EPA under the Clean Air Act to revise the CAIR to require deeper reductions in sulfur dioxide and mercury emissions, and the Ozone Transport Commission (consisting of Pennsylvania and 11 other states and the District of Columbia) has passed a resolution calling for reductions in sulfur dioxide and nitrogen oxide that are more stringent than those under CAIR. The Pennsylvania DEP, which represents Pennsylvania on the Ozone Transport Commission, has indicated its support for developing regulations for reductions in sulfur dioxide and nitrogen oxide that are more stringent than those under CAIR.

In order to continue meeting existing sulfur dioxide reduction requirements of the Clean Air Act, including CAIR, PPL is proceeding with the installation of sulfur dioxide scrubbers at its Montour Units 1 and 2 and Brunner Island Unit 3 by 2008, and also plans to install a scrubber at Brunner Island Units 1 and 2 by 2009. Based on expected levels of generation, emission allowance shortfalls that would otherwise occur without significant additional purchases of allowances and projected emission allowance prices, PPL has determined that it is more economic to install these scrubbers than to purchase significant additional emission allowances. PPL's current installation plan for the scrubbers and other pollution control equipment (primarily aimed at sulfur dioxide, particulate and nitrogen oxide emissions reduction) through 2010 reflects a cost of $1.6 billion. PPL expects a 30 MW reduction in generation capability at each of the Brunner Island and Montour plants, due to the estimated increases in station service usage during the scrubber operation.

Also citing its authority under the Clean Air Act, the EPA has finalized Clean Air Mercury Regulations (CAMR) that affect coal-fired plants. These regulations establish an emission trading program to take effect beginning January 2010, with a second phase to take effect in 2018. At the same time that it finalized these mercury regulations, the EPA determined that it currently does not need to regulate nickel emissions from oil-fired units. PPL is still assessing what measures it will need to take to comply with CAMR. PPL expects that the scrubbers to be installed at Montour and Brunner Island will provide mercury removal co-benefits. However, PPL believes that it may need to take additional measures to comply with the 2010 requirements of the EPA's mercury regulations and that it will need to take additional measures to comply with the 2018 requirements. The capital costs to PPL of complying with CAMR are not now determinable, but could be significant. Based on current analysis and industry estimates, the capital costs are expected to exceed $150 million beyond the capital cost of the scrubbers and other pollution control equipment to comply with CAIR.

Pennsylvania and ten other states have challenged the new EPA mercury regulations in the D.C. Circuit Court of Appeals as not being sufficiently strict. The Pennsylvania Environmental Quality Board (PaEQB) accepted a petition filed by PennFuture, an environmental citizens organization, requesting the PaEQB to develop mercury rules more stringent than the EPA's regulations. Consequently, the Pennsylvania DEP (which works with the PaEQB to develop Pennsylvania environmental regulations) has proposed a rule requiring that mercury controls be installed on each unit and that the EPA's annual emissions cap be met at each facility, without the benefit of an emissions trading program, beginning in 2010, with the second phase to take effect in 2015.
As a result of a petition to initiate state-specific rulemaking for mercury emissions that was filed by a coalition of environmental and other public interest groups with the Montana Board of Environmental Review in September 2005, the Montana Department of Environmental Quality (DEQ) has proposed a rule that is more stringent than the EPA's mercury regulations, has a severely restricted trading program in 2010 and does not allow for any emissions trading starting in 2018.

PPL and other energy companies and industry groups oppose state-specific regulations that are more stringent than the current federal rules and regulations regarding nitrogen oxide, sulfur dioxide and mercury emissions. PPL cannot predict whether more stringent regulations will ultimately be adopted in Pennsylvania or Montana. If the proposed state rules are adopted, PPL expects to be able to comply with the 2010 requirements in both Pennsylvania and Montana without incurring capital expenditures beyond those required for CAIR and/or CAMR. However, to comply with the second phase of the Pennsylvania and Montana rules, PPL may need to take additional measures, the capital costs of which could exceed $250 million, based on current analysis and industry estimates.

In addition to the above rules, the Clean Air Visibility Rule was issued by the EPA on June 15, 2005, to address regional haze or regionally-impaired visibility caused by multiple sources over a wide area. The rule defines Best Available Retrofit Technology (BART) requirements for electric generating units, including presumptive limits for sulfur dioxide and nitrogen oxide controls for large units. By December 2006, PPL must submit to Pennsylvania and Montana its analyses of the visibility impacts of plants covered by the BART rule in each state. In Pennsylvania, this would include Martins Creek Units 3 and 4, Brunner Island Units 2 and 3 and Montour Units 1 and 2. In Montana, this would include Colstrip Units 1 and 2 and Corette.

The EPA has stated that the BART rule will not require states to make reductions in sulfur dioxide or nitrogen oxide beyond those required by CAIR, although states can establish more stringent rules. At this time, PPL cannot predict whether the Pennsylvania DEP will require additional reductions beyond the requirements established through CAIR. If the Pennsylvania DEP establishes regulations to require additional reductions, the additional costs to comply with such regulations, which are not now determinable, could be significant. In states like Montana that are not within the CAIR region, the need for and costs of additional controls as a result of this new rule are not now determinable, but could be significant.

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

The New Jersey DEP and some New Jersey residents raised environmental concerns with respect to the Martins Creek plant, particularly with respect to sulfur dioxide emissions and the opacity of the plant's plume. These issues were raised in the context of an appeal by the New Jersey DEP of the Air Quality Plan Approval issued by the Pennsylvania DEP to PPL's Lower Mt. Bethel generating plant. In October 2003, PPL finalized an agreement with the New Jersey DEP and the Pennsylvania DEP pursuant to which PPL will reduce sulfur dioxide emissions from its Martins Creek power plant. Under the agreement, PPL Martins Creek will shut down the plant's two 150 MW coal-fired generating units by September 2007 and may repower them any time after shutting them down so long as it follows all applicable state and federal requirements, including installing the best available pollution control technology. Pursuant to the agreement, PPL Martins Creek began reducing the fuel sulfur content for the coal units as well as the plant's two oil-fired units in June 2004. The agreement also calls for PPL to donate to a non-profit organization 70% of the excess emission allowances and emission reduction credits that result from shutting down or repowering the coal units. Some of these donations have already been made to the Pennsylvania Environmental Council. As a result of the agreement, the New Jersey DEP withdrew its challenge to the Air Quality Plan Approval for the Lower Mt. Bethel facility. The agreement will not result in material costs to PPL. The agreement does not address the issues raised by the New Jersey DEP regarding the visible opacity of emissions from the oil-fired units at the Martins Creek plant. Similar issues also are being raised by the Pennsylvania DEP. PPL is currently negotiating the matter with the Pennsylvania DEP. If it is determined that actions must be taken to address the visible opacity of these emissions, such actions could result in costs that are not now determinable, but could be significant.

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

Pennsylvania and Montana have not, at this time, established any formal programs to address carbon dioxide and other greenhouse gases. PPL has conducted an inventory of its carbon dioxide emissions and is continuing to evaluate various options for reducing, avoiding, off-setting or sequestering its emissions. If Pennsylvania or Montana develops legislation or regulations imposing mandatory reductions of carbon dioxide and other greenhouse gases on generation facilities, the cost to PPL of such reductions could be significant.

Water/Waste (PPL and PPL Energy Supply)

In August 2005, a leak from a disposal basin containing fly ash and water used in connection with the operation of the two 150 MW coal-fired generating units at the Martins Creek generating facility caused the discharge of 100 million gallons of water containing ash from the basin onto adjacent roadways and fields, and into a nearby creek and the Delaware River. The leak was stopped, and PPL has determined that the problem was caused by a failure in the disposal basin's discharge structure. PPL has conducted extensive clean-up and is continuing to work with the Pennsylvania DEP and other appropriate agencies and consultants to assess whether the release caused any environmental damage. PPL shut down the two coal-fired generating units in September 2005 and placed the units back in service in December 2005 after completing the repairs and upgrades to the basin and obtaining the Pennsylvania DEP's approval.

In September 2005, PPL Martins Creek and the Pennsylvania DEP were served with notice by the Delaware Riverside Conservancy and several citizens of their intention to file a citizens' suit on the basis that the leak from the disposal basin at Martins Creek allegedly violated various state and federal laws. The Pennsylvania DEP subsequently filed a complaint in Commonwealth court against PPL Martins Creek and PPL Generation, alleging violations of various state laws and regulations and seeking penalties and injunctive relief. The Delaware Riverside Conservancy and several citizens have been granted the right, without objection from PPL, to intervene in the Pennsylvania DEP's action. PPL intends to engage in settlement discussions to resolve the Pennsylvania DEP action. In March 2006, several citizens (including some that have intervened in the Pennsylvania DEP's lawsuit) and two businesses filed a lawsuit in the Superior Court of New Jersey, Warren County, alleging that the fly ash spill caused damage to property along a 40-mile stretch of the Delaware River and asserting that the named plaintiffs are representative of a class of citizens and businesses along the 40-mile stretch of the Delaware River. PPL has exercised its right to remove this lawsuit to federal court in New Jersey.

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

PPL Energy Supply recognized a $33 million pre-tax charge in the third quarter of 2005 and an additional $15 million pre-tax charge in the fourth quarter of 2005 (or a total of $31 million after tax, or $0.08 per share for PPL) in connection with the then-expected on-site and off-site costs relating to the Martins Creek leak remediation. Based on its ongoing assessment of the expected remediation costs, in the first quarter of 2006, PPL Energy Supply reduced the estimate in connection with the current expected costs of the leak by $3 million, of which $2 million relates to off-site costs and the remainder to on-site costs. In the second quarter of 2006, PPL Energy Supply further reduced the estimate of off-site costs by $8 million ($5 million after tax, or $0.01 per share for PPL), primarily due to an insurance claim settlement. These reductions were included in "Other operation and maintenance" on the Statement of Income. At June 30, 2006, $31 million of the $37 million total estimate relates to off-site costs, and the balance relates to on-site costs. PPL and PPL Energy Supply cannot predict the final cost of assessment and remediation of the leak, the outcome of the action initiated by the Pennsylvania DEP, the outcome of the natural resource damage assessment, the outcome of the lawsuit brought by the citizens and businesses and the exact nature of any other regulatory or other legal actions that may be initiated against PPL, PPL Energy Supply or their subsidiaries as a result of the disposal basin leak. PPL and PPL Energy Supply also cannot predict the extent of the fines or damages that may be sought in connection with any such actions or the ultimate financial impact on PPL or PPL Energy Supply.

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

In May 2003, approximately 50 plaintiffs brought an action now pending at the Montana Sixteenth Judicial District Court, Rosebud County, against PPL Montana and the other owners of the Colstrip plant alleging property damage from seepage from the freshwater and wastewater ponds at Colstrip. PPL Montana has undertaken certain groundwater investigation and remediation measures at the Colstrip plant to address groundwater contamination alleged by the plaintiffs as well as other groundwater contamination at the plant. These measures include proceeding with extending city water to certain residents who live near the plant, some of whom are plaintiffs in the litigation. Beyond the original estimated reserve of $1 million recorded by PPL Montana in 2004 (of which only an insignificant amount remains at June 30, 2006) for a proposed settlement of the property damage claims raised in the litigation, for extending city water and for a portion of the remedial investigation costs, PPL Montana may incur further costs based on its additional groundwater investigations and any related remedial measures, which costs are not now determinable, but could be significant.

PPL has reached a settlement with the Pennsylvania DEP concerning the thermal discharge from its Brunner Island plant into the Susquehanna River. The settlement commits PPL to install mechanical draft cooling towers at the plant. PPL expects construction of the cooling towers to begin by the end of 2007 and for the towers to be in service in the spring of 2010. The expected capital cost of the installation of the towers is $125 million.

The settlement with the Pennsylvania DEP regarding the Brunner Island discharge will be incorporated into a new National Pollutant Discharge Elimination System permit for the plant. The Pennsylvania DEP has issued a draft permit incorporating the settlement terms. Adverse comments have been filed by PennFuture questioning the proposed permit provisions.

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

The EPA finalized requirements in 2004 for new or modified water intake structures. These requirements affect where generating facilities are built, establish intake design standards, and could lead to requirements for cooling towers at new and modified power plants. Another rule that was finalized in 2004 addresses existing structures. PPL does not believe that either of these rules will impose material costs on PPL subsidiaries. However, six northeastern states have challenged the new rules for existing structures as being inadequate. If this challenge is successful, it could result in the EPA establishing stricter standards for existing structures that could impose significant costs on PPL subsidiaries.

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
Since the PPL Electric Consent Order expired on January 31, 2005, and since only four sites remained, PPL has negotiated a new consent order and agreement (COA) with the Pennsylvania DEP that combines both PPL Electric's and PPL Gas Utilities' consent orders into one single agreement. As of June 30, 2006, PPL Electric and PPL Gas Utilities have 147 sites to address under the new combined COA, and currently no PPL Generation sites are included on the COA site list. Additional sites formerly owned or operated by PPL Electric, PPL Generation or PPL Gas Utilities are added to the consent orders on a case-by-case basis.

At June 30, 2006, PPL Electric and PPL Gas Utilities had accrued $2 million and $6 million, respectively, representing the estimated amounts each will have to spend for site remediation, including those sites covered by each company's consent orders mentioned above. Depending on the outcome of investigations at sites where investigations have not begun or have not been completed, the costs of remediation and other liabilities could be substantial. PPL and its subsidiaries also could incur other non-remediation costs at sites included in the consent orders or other contaminated sites, the costs of which are not now determinable, but could be significant.

There continues to be an issue with natural gas observed in several drinking water wells in and around Tioga, Pennsylvania, that the Pennsylvania DEP has been working to address. The Pennsylvania DEP had initially raised concerns that potential leakage of natural gas from the Tioga gas storage field owned by PPL Gas Utilities could be contributing to this issue. PPL Gas Utilities has worked with the Pennsylvania DEP to investigate the issue and to determine if the storage field is contributing to the issue. The investigations completed to date have not shown the storage field to be contributing to this issue. PPL Gas Utilities continues to discuss the matter with the operator of the field and with the Pennsylvania DEP and PPL Gas Utilities continues to believe that the issue is not related to the Tioga gas storage field.

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

(PPL and PPL Energy Supply)

Under the Pennsylvania Clean Streams Law, subsidiaries of PPL Generation are obligated to remediate acid mine drainage at former mine sites and may be required to take additional measures to prevent potential acid mine drainage at previously capped refuse piles. One PPL Generation subsidiary is pumping and treating mine water at two mine sites. Another PPL Generation subsidiary is installing passive wetlands treatment at a third site, and the Pennsylvania DEP has suggested that it may require that PPL Generation subsidiary to pump and treat the mine water at that third site. At June 30, 2006, PPL Energy Supply had accrued $28 million to cover the costs of pumping and treating groundwater at the two mine sites for 50 years and for operating and maintaining passive wetlands treatment at the third site.

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

Other

Nuclear Insurance (PPL and PPL Energy Supply)

PPL Susquehanna is a member of certain insurance programs that provide coverage for property damage to members' nuclear generating stations. Facilities at the Susquehanna station are insured against property damage losses up to $2.75 billion under these programs. PPL Susquehanna is also a member of an insurance program that provides insurance coverage for the cost of replacement power during prolonged outages of nuclear units caused by certain specified conditions. Under the property and replacement power insurance programs, PPL Susquehanna could be assessed retroactive premiums in the event of the insurers' adverse loss experience. At June 30, 2006, this maximum assessment was about $38 million.

In the event of a nuclear incident at the Susquehanna station, PPL Susquehanna's public liability for claims resulting from such an incident would be limited to about $10.8 billion under provisions of The Price Anderson Act Amendments under the Energy Policy Act of 2005. PPL Susquehanna is protected against this liability by a combination of commercial insurance and an industry assessment program. In the event of a nuclear incident at any of the reactors covered by The Price Anderson Act Amendments under the Energy Policy Act of 2005, PPL Susquehanna could be assessed up to $201 million per incident, payable at $30 million per year.

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

	Recorded Liability at		Exposure at
	June 30, 2006	December 31, 2005	June 30, 2006 (a)		Expiration Date
PPL
Residual value guarantees of leased equipment			$9		2007	(b)

PPL Energy Supply (c)
WPD LLP guarantee of obligations under SIUK Capital Trust I preferred securities			82	(d)	2027
Letters of credit issued on behalf of affiliates			7	(e)	2007
Support agreements to guarantee partnerships' obligations for the sale of coal			9		2007
Retroactive premiums under nuclear insurance programs			38
Nuclear claims under The Price-Anderson Act Amendments under The Energy Policy Act of 2005			201	(f)
Contingent purchase price payments to former owners of synfuel projects (g)			29		2007
Residual value guarantees of leased equipment			2		2007	(b)
WPD guarantee of pension and other obligations of unconsolidated entities (h)	$4	$4	42		2017
WPD guarantee of an unconsolidated entity's lease obligations			1		2008
Tax indemnification related to unconsolidated WPD affiliates			10		2012
Indemnifications for entities in liquidation and sales of assets	7	1	291	(i)	2008 to 2012	(i)

PPL Electric (c)
Guarantee of a portion of an unconsolidated entity's debt			7	(d)	2008
Residual value guarantees of leased equipment			70		2007	(b)

(a)	Represents the estimated maximum potential amount of future payments that could be required to be made under the guarantee.
(b)	Although the expiration date noted is 2007, equipment of similar value is generally leased and guaranteed on an on-going basis.
(c)	Other than the exceptions noted in (e) below, all guarantees of PPL Energy Supply and PPL Electric also apply to PPL on a consolidated basis.
(d)	Reflects principal payments only.
(e)
Represents letters of credit issued at the direction of PPL Energy Supply for the benefit of third parties for assurance against nonperformance by PPL and PPL Gas Utilities. This is not a guarantee by PPL on a consolidated basis.

(f)	Amount is per incident.
(g)	Actual payments are based upon production at the synfuel facilities. Future production levels are uncertain. See "IRS Synthetic Fuels Tax Credits" within this note for further discussion.
(h)
Neither the expiration date nor the maximum amount of potential payments for certain obligations is explicitly stated in the related agreements and, therefore, have been estimated based on the types of obligations.

(i)
PPL Energy Supply's maximum exposure with respect to guarantees and the expiration of the guarantees cannot be estimated because, in the case of certain of the indemnification provisions, the maximum potential liability is not capped by the transaction documents and the expiration date is based on the applicable statute of limitations.

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

Certain of the indemnifications provided to the purchaser of the Sundance plant are triggered only if the purchaser's losses reach $1 million in the aggregate, are capped at 50% of the purchase price (or $95 million), and survive for a period of only 24 months after the May 13, 2005 transaction closing. The indemnification provision for unknown environmental and tort liabilities related to periods prior to PPL Energy Supply's ownership of the real property on which the Sundance plant is located are capped at $4 million in the aggregate and survive for a maximum period of five years after the transaction closing.

PPL Energy Supply indemnified the purchaser of its interest in the Griffith plant for one-half of the total cost of repairing a damaged steam turbine at the plant. The maximum exposure for this indemnification is equal to an insurance deductible of $2 million. PPL Energy Supply also agreed to guarantee payment of a variable amount to the purchaser for each day until completion of repair of the turbine. The maximum amount of exposure associated with this guarantee cannot be estimated because the amount is not capped by the transaction documents and the expiration of the guarantee depends on a determination that the turbine has been repaired and is available for dispatch and scheduling. Although PPL Energy Supply believes that the turbine repair was complete and that the turbine was available for dispatch and scheduling on July 12, 2006, PPL Energy Supply is continuing to discuss this issue with the purchaser. At this time, PPL Energy Supply believes that it has adequately reserved its exposure under the contract.

PPL, PPL Energy Supply and PPL Electric and their subsidiaries provide other miscellaneous guarantees through contracts entered into in the normal course of business. These guarantees are primarily in the form of various indemnifications or warranties related to services or equipment and vary in duration. The obligated amounts of these guarantees often are not explicitly stated, and the overall maximum amount of the obligation under such guarantees cannot be reasonably estimated. Historically, PPL, PPL Energy Supply and PPL Electric and their subsidiaries have not made any significant payments with respect to these types of guarantees. As of June 30, 2006, the aggregate fair value of these indemnifications related to arrangements entered into subsequent to December 31, 2002, was insignificant.

12.	Related Party Transactions

Affiliate Trust (PPL and PPL Energy Supply)

At both June 30, 2006, and December 31, 2005, PPL's and PPL Energy Supply's Balance Sheets reflected $89 million of "Long-term Debt with Affiliate Trust." This debt represents obligations of PPL Energy Supply under 8.23% subordinated debentures maturing in February 2027 that are held by SIUK Capital Trust I, a variable interest entity whose common securities are owned by PPL Energy Supply but which is not consolidated by PPL Energy Supply. Interest expense on this obligation was $3 million for the three months ended June 30, 2006 and 2005, and $6 million for the six months ended June 30, 2006 and 2005. This interest is reflected in "Interest Expense" for PPL and "Interest Expense with Affiliates" for PPL Energy Supply on the Statements of Income. See Note 22 in each Registrant's 2005 Form 10-K for additional information.

PLR Contracts (PPL Energy Supply and PPL Electric)

PPL Electric has power sales agreements with PPL EnergyPlus, effective July 2000 and January 2002, to supply all of PPL Electric's PLR load through December 31, 2009. Under these contracts, PPL EnergyPlus provides electricity at the predetermined capped prices that PPL Electric is authorized to charge its PLR customers. For the three months ended June 30, 2006 and 2005, these purchases totaled $395 million and $364 million. For the six months ended June 30, 2006 and 2005, these purchases totaled $841 million and $779 million. These purchases include nuclear decommissioning recovery and amortization of an up-front contract payment and are included in the Statements of Income as "Energy purchases from affiliate" by PPL Electric, and as "Wholesale energy marketing to affiliate" by PPL Energy Supply.

Under one of the PLR contracts, PPL Electric is required to make performance assurance deposits with PPL EnergyPlus when the market price of electricity is less than the contract price by more than its contract collateral threshold. Conversely, PPL EnergyPlus is required to make performance assurance deposits with PPL Electric when the market price of electricity is greater than the contract price by more than its contract collateral threshold. PPL Electric estimated that, at June 30, 2006, the market price of electricity would exceed the contract price by $3.0 billion. Accordingly, at June 30, 2006, PPL Energy Supply was required to provide PPL Electric with performance assurance of $300 million, the maximum amount required under the contract. PPL Energy Supply's deposit with PPL Electric was $300 million at both June 30, 2006, and December 31, 2005. This deposit is shown on the Balance Sheets as "Collateral on PLR energy supply to/from affiliate," a current asset of PPL Energy Supply and a current liability of PPL Electric. PPL Electric pays interest equal to the one-month LIBOR plus 0.5% on this deposit, which is included in "Interest Expense with Affiliate" on the Statements of Income. PPL Energy Supply records this as affiliated interest income, which is included in "Other Income - net" on the Statements of Income.

In 2001, PPL Electric made a $90 million up-front payment to PPL EnergyPlus in connection with the PLR contracts. The up-front payment is being amortized by both parties over the term of the PLR contracts. The unamortized balance of this payment, and other payments under the contract, was $41 million at June 30, 2006, and $47 million at December 31, 2005. These current and noncurrent balances are reported on the Balance Sheets as "Prepayment on PLR energy supply from affiliate" by PPL Electric and as "Deferred revenue on PLR energy supply to affiliate" by PPL Energy Supply.

NUG Purchases (PPL Energy Supply and PPL Electric)

PPL Electric has a reciprocal contract with PPL EnergyPlus to sell electricity purchased under contracts with NUGs. PPL Electric purchases electricity from the NUGs at contractual rates and then sells the electricity at the same price to PPL EnergyPlus. For the three months ended June 30, 2006 and 2005, these NUG purchases totaled $39 million and $32 million. For the six months ended June 30, 2006 and 2005, these NUG purchases totaled $78 million and $70 million. These amounts are included in the Statements of Income as "Wholesale electric to affiliate" by PPL Electric, and as "Energy purchases from affiliate" by PPL Energy Supply.

Allocations of Corporate Service Costs (PPL Energy Supply and PPL Electric)

PPL Services provides corporate functions such as financial, legal, human resources and information services. PPL Services bills the respective PPL subsidiaries for the cost of such services when they can be specifically identified. The cost of these services that is not directly charged to PPL subsidiaries is allocated to certain of the subsidiaries based on an average of the subsidiaries' relative invested capital, operation and maintenance expenses, and number of employees. PPL Services directly charged or allocated the following amounts to PPL Energy Supply and PPL Electric, including amounts applied to accounts that are further distributed between capital or expense.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Direct costs
PPL Energy Supply	$31	$26	$62	$51
PPL Electric	22	21	45	43
Allocated costs
PPL Energy Supply	14	14	34	38
PPL Electric	7	7	16	20

Intercompany Borrowings

(PPL Energy Supply)

PPL Energy Supply had no notes receivable from affiliates at June 30, 2006, and December 31, 2005. Interest earned on cash collateral and loans to affiliates, included in "Other Income - net" on the Statements of Income, was $6 million and $3 million for the three months ended June 30, 2006 and 2005, and $11 million and $5 million for the six months ended June 30, 2006 and 2005.

In May 2006, PPL Energy Supply terminated a note payable to an affiliate which allowed borrowings up to $650 million until May 2010. At December 31, 2005, there was no balance outstanding. Interest was payable monthly in arrears at LIBOR plus 1%. Interest expense on this note was insignificant for the three and six months ended June 30, 2006, and $3 million and $7 million for the three and six months ended June 30, 2005. Interest expense is reflected in "Interest Expense with Affiliates" on the Statements of Income.

In December 2005, PPL Energy Supply issued a $30 million demand note payable to an affiliate. There was no balance outstanding at June 30, 2006, and $8 million was outstanding at December 31, 2005, which is shown on the Balance Sheets as "Note Payable to Affiliate," a current liability. Interest is payable monthly at a rate equal to LIBOR plus 1.5%. Interest on this note was insignificant for the three and six months ended June 30, 2006, and is reflected in "Interest Expense with Affiliates" on the Statements of Income.

(PPL Electric)

In August 2004, a PPL Electric subsidiary issued a $300 million demand note to an affiliate. In February 2006, the demand note was amended to increase the maximum amount of the note to $450 million. In April 2006, the loan was amended back to a maximum amount of $300 million. There was a balance of $300 million outstanding at both June 30, 2006, and December 31, 2005. Interest is due quarterly at a rate equal to the 3-month LIBOR plus 1.25%. This note is shown on the Balance Sheets as "Note receivable from affiliate." Interest earned on the note is included in "Other Income - net" on the Statements of Income, and was $5 million and $3 million for the three months ended June 30, 2006 and 2005. For the six months ended June 30, 2006 and 2005, interest earned was $10 million and $6 million.

In May 2006, a PPL Electric subsidiary issued a $150 million demand note to an affiliate. There was no outstanding balance at June 30, 2006. Interest is due monthly at a rate equal to the one-month LIBOR plus 1.25%.

Intercompany Derivatives (PPL Energy Supply)

PPL Energy Supply has entered into a combination of average rate forward and average rate option contracts with PPL. These contracts have terms identical to average rate forwards and average rate options entered into by PPL with third parties to protect expected income denominated in British pounds sterling. At June 30, 2006, the total amount of these contracts was £88 million and the market value of these positions, representing the amount PPL Energy Supply would receive from PPL upon their termination, was $1 million and is reflected in "Other Income - net" on the Statements of Income and "Price risk management assets" on the Balance Sheets.

Trademark Royalties (PPL Energy Supply)

A PPL subsidiary owns PPL trademarks and bills certain affiliates for their use. PPL Energy Supply was allocated $9 million and $8 million of this license fee for the three months ended June 30, 2006 and 2005, and $18 million and $15 million for the six months ended June 30, 2006 and 2005. These allocations of the license fee are primarily included in "Other operation and maintenance" on the Statements of Income.

13.	Other Income - Net

(PPL, PPL Energy Supply and PPL Electric)

The breakdown of "Other Income - net" was:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
PPL
Other Income
Hyder liquidation distribution (Note 8)	$24		$24
Interest income	9	$6	17	$12
Equity earnings	1	1	2	2
Realized earnings on nuclear decommissioning trust	2	2	5	3
Gain on sale of investment in an unconsolidated affiliate (Note 8)	(1)		3
Miscellaneous - International	1	1	3	3
Miscellaneous - Domestic	2	3	6	4
Total	38	13	60	24

Other Deductions
Impairment of investment in U.K. real estate (Note 8)			8
Taxes, other than income	1	1	1	1
Charitable contributions			2	2
Miscellaneous - International	1	1	1	1
Miscellaneous - Domestic	3		6	2
Other Income - net	$33	$11	$42	$18

PPL Energy Supply
Other Income
Hyder liquidation distribution (Note 8)	$24		$24
Interest income	5	$4	9	$8
Affiliated interest income	6	3	11	5
Equity earnings	1	1	2	2
Realized earnings on nuclear decommissioning trust	2	2	5	3
Gain on sale of investment in an unconsolidated affiliate (Note 8)	(1)		3
Miscellaneous - International	1	1	3	3
Miscellaneous - Domestic		1	2	2
Total	38	12	59	23
Other Deductions
Impairment of investment in U.K. real estate (Note 8)			8
Taxes, other than income	1		1
Miscellaneous - International	1	1	1	1
Miscellaneous - Domestic	1		4	3
Other Income - net	$35	$11	$45	$19

PPL Electric
Other Income
Interest income	$2	$1	$5	$3
Affiliated interest income	5	3	10	6
Miscellaneous		2	1	2
Total	7	6	16	11
Other Deductions				1
Other Income - net	$7	$6	$16	$10

14.	Derivative Instruments and Hedging Activities

(PPL and PPL Energy Supply)

Sale of Interest in Griffith Plant

Hedge accounting treatment must be discontinued if it is probable that the original forecasted transaction will not occur by the end of the originally specified time period. Due to the sale of PPL's interest in the Griffith plant in the second quarter of 2006, PPL and PPL Energy Supply reclassified net gains of $7 million, after tax, from accumulated other comprehensive loss to "Loss from Discontinued Operations" on the Statements of Income. Additionally, PPL and PPL Energy Supply recognized an insignificant amount of net gains resulting from hedges of firm commitments that no longer qualified as fair value hedges and an insignificant amount of net losses resulting from firm commitments that had received accrual accounting treatment under the normal purchase/sale election.

See Note 8 for additional information on the sale of PPL's interest in the Griffith plant.

Fair Value Hedges

PPL and PPL Energy Supply enter into financial or physical contracts to hedge a portion of the fair value of firm commitments of forward electricity sales and emissions allowance positions. As of June 30, 2006, these contracts range in maturity through 2007. Additionally, PPL and PPL Energy Supply enter into financial contracts to hedge fluctuations in the market value of existing debt issuances. As of June 30, 2006, these contracts range in maturity through 2013. PPL and PPL Energy Supply also enter into foreign currency forward contracts to hedge the exchange rates associated with firm commitments denominated in foreign currencies. As of June 30, 2006, these forward contracts range in maturity through 2008.

Other than transactions associated with the sale of PPL's interest in the Griffith plant, PPL and PPL Energy Supply did not recognize any gains or losses resulting from hedges of firm commitments that no longer qualified as fair value hedges for the three and six months ended June 30, 2006 or 2005. PPL and PPL Energy Supply did not recognize any gains or losses resulting from the ineffective portion of fair value hedges for the three and six months ended June 30, 2006 or 2005.

Cash Flow Hedges

PPL and PPL Energy Supply enter into financial and physical contracts, including forwards, futures and swaps, to hedge the price risk associated with electricity, emission allowances, gas, oil and certain metals positions. As of June 30, 2006, these contracts range in maturity through 2012. Additionally, PPL and PPL Energy Supply enter into financial interest rate swap contracts to hedge interest expense associated with both existing and anticipated debt issuances. As of June 30, 2006, these interest rate contracts range in maturity through 2028. PPL and PPL Energy Supply also enter into foreign currency forward contracts to hedge the cash flows associated with foreign currency-denominated debt, the exchange rates associated with firm commitments denominated in foreign currencies and the net investment of foreign operations. As of June 30, 2006, these forward contracts range in maturity through 2028.

Other than transactions associated with the sale of the Griffith plant, PPL and PPL Energy Supply discontinued an insignificant amount of hedges because it was probable that the anticipated forecasted transaction would not occur for the three and six months ended June 30, 2006 or 2005. Due to hedge ineffectiveness, PPL and PPL Energy Supply reclassified an insignificant amount from accumulated other comprehensive loss into earnings (reported in "Wholesale energy marketing" and "Energy purchases" on the Statements of Income) for the three months ended June 30, 2006. For the same period in 2005, PPL and PPL Energy Supply reclassified gains, after tax, of $2 million. For the six months ended June 30, 2006, PPL and PPL Energy Supply reclassified gains, after tax, of $2 million. For the same period in 2005, PPL and PPL Energy Supply reclassified an insignificant amount into earnings.

As of June 30, 2006, the deferred net loss, after tax, on derivative instruments in accumulated other comprehensive loss that is expected to be reclassified into earnings during the next twelve months was $25 million for PPL and $22 million for PPL Energy Supply. Amounts are expected to be reclassified as the commodity contracts go to delivery and interest payments are made.

This table shows the after tax change in accumulated unrealized gains or losses on derivatives in accumulated other comprehensive loss.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
PPL
Beginning accumulated derivative loss	$(144)	$(129)	$(246)	$(63)
Net change associated with current period hedging activities and other	(32)	30	46	(49)
Net change from reclassification into earnings (a)	56	(44)	80	(31)
Ending accumulated derivative loss	$(120)	$(143)	$(120)	$(143)

PPL Energy Supply
Beginning accumulated derivative loss	$(143)	$(111)	$(237)	$(45)
Net change associated with current period hedging activities and other	(40)	32	31	(45)
Net change from reclassification into earnings (a)	54	(45)	77	(34)
Ending accumulated derivative loss	$(129)	$(124)	$(129)	$(124)

(a)
The three and six months ended June 30, 2006, include $7 million for the acceleration of unrealized gains associated with the Griffith plant that have been recorded as a component of "Loss from Discontinued Operations."

Other Hedging Activities

In 2006, PPL and PPL Energy Supply entered into forward contracts to hedge their exposure to changes in market prices of certain metals necessary for the scrubbers PPL is installing at its Brunner Island and Montour generating plants. These contracts qualify for cash flow hedge treatment and will ultimately be recognized on the Statement of Income in "Depreciation."

Net investment hedge activity is reported in the foreign currency translation adjustments component of accumulated other comprehensive loss. PPL recorded net investment hedge losses, after tax, of $6 million at June 30, 2006 and 2005. During the three and six months ended June 30, 2006 and 2005, PPL and PPL Energy Supply recognized insignificant amounts in accumulated other comprehensive loss. Gains and losses associated with net investment hedges remain in accumulated other comprehensive loss until the investment is sold or substantially liquidated.

PPL and PPL Energy Supply have entered into energy derivative transactions that hedge a specific risk, but do not qualify for hedge accounting under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and interpreted. The unrealized gains and losses on these transactions are classified as non-trading and are reflected on the Statements of Income in "Wholesale energy marketing" or "Energy related businesses" revenues, or "Fuel" or "Energy Purchases" expenses.

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

At June 30, 2006, both PPL and PPL Energy Supply had credit exposures of $389 million to energy trading partners. Ten counterparties accounted for 74% of this exposure. No other individual counterparty accounted for more than 3% of the exposure. All ten of these counterparties had an investment grade credit rating from S&P.

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

15.	Restricted Cash

(PPL, PPL Energy Supply and PPL Electric)

The following table details the components of restricted cash by reporting entity and by type.

	June 30, 2006
	PPL	PPL Energy Supply	PPL Electric
Current:
Collateral for letters of credit (a)	$42		$42
Deposits for trading purposes with NYMEX broker	47	$47
Counterparty collateral	1	1
Client deposits	9
Miscellaneous	2	2
Restricted cash - current	101	50	42
Noncurrent:
Required deposits of WPD (b)	20	20
PPL Transition Bond Company Indenture reserves (c)	27		27
Restricted cash - noncurrent	47	20	27
Total restricted cash	$148	$70	$69

	December 31, 2005
	PPL	PPL Energy Supply	PPL Electric
Current:
Collateral for letters of credit (a)	$42		$42
Deposits for trading purposes with NYMEX broker	29	$29
Counterparty collateral	9	9
Client deposits	12
Miscellaneous	1	1
Restricted cash - current	93	39	42
Noncurrent:
Required deposits of WPD (b)	16	16
PPL Transition Bond Company Indenture reserves (c)	32		32
Restricted cash - noncurrent	48	16	32
Total restricted cash	$141	$55	$74

(a)
A deposit with a financial institution of funds from the asset-backed commercial paper program to fully collateralize $42 million of letters of credit. See Note 7 for further discussion on the asset-backed commercial paper program.

(b)	Includes insurance reserves of $19 million and $15 million at June 30, 2006, and December 31, 2005.
(c)	Credit enhancement for PPL Transition Bond Company's $2.4 billion Series 1999-1 Bonds to protect against losses or delays in scheduled payments.

16.	Goodwill

(PPL and PPL Energy Supply)

The changes in the carrying amounts of goodwill by segment were:

	PPL Energy Supply				PPL
	Supply	International Delivery	Total	Pennsylvania Delivery	Total

Balance at December 31, 2005	$94	$921	$1,015	$55	$1,070
Effect of foreign currency exchange rates		57	57		57
Purchase accounting adjustments (a)		(17)	(17)		(17)
Balance at June 30, 2006	$94	$961	$1,055	$55	$1,110

(a)
Adjustments pursuant to EITF Issue 93-7, "Uncertainties Related to Income Taxes in a Purchase Business Combination." See Note 5 for a discussion of a $12 million goodwill adjustment related to the transfer of WPD tax items.

17.	Asset Retirement Obligations

(PPL and PPL Energy Supply)

The change in the carrying amounts of the AROs was:

AROs at December 31, 2005	$298
Accretion expense	12
Obligations settled	(1)
AROs at June 30, 2006	$309

Funds in the nuclear decommissioning trust are legally restricted for purposes of settling PPL's and PPL Energy Supply's ARO related to the decommissioning of the Susquehanna station. PPL Electric collects authorized nuclear decommissioning costs through the CTC. These revenues are passed on to PPL EnergyPlus under the power supply agreements between PPL Electric and PPL EnergyPlus. Similarly, these revenues are passed on to PPL Susquehanna under a power supply agreement between PPL EnergyPlus and PPL Susquehanna. These revenues, less applicable taxes, are used to fund the nuclear plant decommissioning trust funds and can only be used for future decommissioning costs. The aggregate fair value of the nuclear plant decommissioning trust funds was $460 million as of June 30, 2006, and $444 million as of December 31, 2005.

18.	New Accounting Standards

(PPL, PPL Energy Supply and PPL Electric)

FIN 48

In June 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109." FIN 48 requires an entity to evaluate its tax positions following a two-step process. The first step requires an entity to determine whether it is more-likely-than-not that a tax position will be sustained based on the technical merits of the position. The second step requires an entity to recognize in the financial statements each tax position that meets the more-likely-than-not criterion. Each recognized tax position should be measured at the largest amount of benefit that has a greater than 50 percent likelihood of being realized. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

FIN 48 is effective for fiscal years beginning after December 15, 2006. The impact of initially applying FIN 48 is required to be recognized as a cumulative effect adjustment to the opening balance of retained earnings for that fiscal year. PPL and its subsidiaries are currently unable to determine the impact of applying this guidance.

FSP No. FIN 46(R)-6

In April 2006, the FASB issued FSP No. FIN 46(R)-6, "Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)." FSP No. FIN 46(R)-6 provides that the variability to be considered in applying FIN 46 (revised December 2003), "Consolidation of Variable Interest Entities, an Interpretation of ARB 51," (FIN 46(R)) should be based on the design of the entity involved. PPL and its subsidiaries adopted FSP No. FIN 46(R)-6 effective July 1, 2006. PPL and its subsidiaries did not elect to apply retrospective application to any period prior to the date of adoption. The adoption of FSP No. FIN 46(R)-6 did not have a material impact on PPL and its subsidiaries. However, the impact in periods subsequent to adoption could be material.

SFAS 123(R)

In December 2004, the FASB issued SFAS 123 (revised 2004), "Share-Based Payment," which is known as SFAS 123(R) and replaces SFAS 123, "Accounting for Stock-Based Compensation," as amended by SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." Among other things, SFAS 123(R) eliminates the alternative to use the intrinsic value method of accounting for stock-based compensation. SFAS 123(R) requires public entities to recognize compensation expense for awards of equity instruments to employees based on the grant-date fair value of the awards. PPL and its subsidiaries adopted SFAS 123(R) effective January 1, 2006. PPL and its subsidiaries applied the modified prospective application transition method of adoption. Under this application, entities must recognize compensation expense based on the grant-date fair value for new awards granted or modified after the effective date and for unvested awards outstanding on the effective date. The adoption of SFAS 123(R) did not have a material impact on PPL and its subsidiaries, since PPL and its subsidiaries adopted the fair value method of accounting for stock-based compensation, as described by SFAS 123, effective January 1, 2003. See Note 9 for the disclosures required by SFAS 123(R).

SFAS 155

In February 2006, the FASB issued SFAS 155, "Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140." Among other items, SFAS 155 addresses certain accounting issues surrounding securitized financial assets and hybrid financial instruments with embedded derivatives that require bifurcation. PPL and its subsidiaries must adopt SFAS 155 no later than January 1, 2007. PPL and its subsidiaries do not have any interests in securitized financial assets or hybrid financial instruments with embedded derivatives that require bifurcation. However, PPL and its subsidiaries are currently in the process of performing a complete assessment of SFAS 155.

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

The following information should be read in conjunction with PPL's Condensed Consolidated Financial Statements and the accompanying Notes and in conjunction with PPL's 2005 Form 10-K.

Terms and abbreviations are explained in the glossary. Dollars are in millions, except per share data, unless otherwise noted.

Results of Operations

The following discussion begins with a summary of PPL's earnings. "Results of Operations" continues with a review of results by reportable segment and a description of key factors by segment that management expects may impact future earnings. This section ends with explanations of significant changes in principal items on PPL's Statements of Income, comparing the three and six months ended June 30, 2006, with the same periods in 2005.

Earnings

Net income and the related EPS were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$181	$128	$461	$296
EPS - basic	$0.48	$0.34	$1.21	$0.78
EPS - diluted	$0.47	$0.33	$1.19	$0.77

The changes in net income from period to period were, in part, attributable to several significant items that management considers unusual. Details of these unusual items are provided within the review of each segment's earnings.

The period-to-period changes in significant earnings components, including domestic gross energy margins by region and significant income statement line items, are explained in the "Statement of Income Analysis."

The Statements of Income reflect the results of past operations and are not intended as any indication of future operating results. Future operating results will necessarily be affected by various and diverse factors and developments. Furthermore, because results for interim periods can be disproportionately influenced by various factors and developments and by seasonal variations, the results of operations for interim periods do not necessarily indicate results or trends for the year.

Segment Results

Net income by segment was:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Supply	$74	$40	$217	$126
International Delivery	79	54	160	116
Pennsylvania Delivery	28	34	84	54
Total	$181	$128	$461	$296

Supply Segment

The Supply segment primarily consists of the domestic energy marketing, domestic generation and domestic development operations of PPL Energy Supply.

The Supply segment results in 2006 and 2005 reflect the reclassification of the Griffith plant revenues and expenses from certain income statement line items to "Loss from Discontinued Operations." The Supply segment results in 2005 also reflect the reclassification of the Sundance plant revenues and expenses from certain income statement line items to "Loss from Discontinued Operations." See Note 8 to the Financial Statements for further discussion.

Supply segment net income was:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Energy revenues
External	$405	$290	$775	$597
Intersegment	395	363	841	779
Energy-related businesses	143	148	301	270
Total operating revenues	943	801	1,917	1,646
Fuel and energy purchases
External	366	264	704	567
Intersegment	39	34	80	72
Other operation and maintenance	177	170	341	359
Depreciation	39	36	76	72
Taxes, other than income	10	11	19	22
Energy-related businesses	135	163	289	303
Total operating expenses	766	678	1,509	1,395
Other Income - net	1	1	1	1
Interest Expense	29	27	56	57
Income Taxes	55	6	115	15
Minority Interest	1	1	1	1
Loss from Discontinued Operations	19	50	20	53
Total	$74	$40	$217	$126

The after-tax change in net income was due to the following factors, including discontinued operations.

	June 30, 2006 vs. June 30, 2005
	Three Months Ended	Six Months Ended

Eastern U.S. non-trading margins	$13	$39
Northwestern U.S. non-trading margins	6	19
Southwestern U.S. non-trading margins	(1)	1
Net energy trading margins	2	(1)
Operation and maintenance expenses	(8)	(16)
Earnings from synfuel projects	(15)	(12)
Energy-related businesses		2
Taxes, other than income	1	2
Other	5	7
Unusual items	31	50
	$34	$91

The following after-tax items, which management considers unusual, had a significant impact on Supply segment earnings.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Sale of Sundance plant (Note 8)		$(47)		$(47)
Loss related to sale of interest in the Griffith plant (Note 8)	$(17)		$(17)
Reduction in Enron reserve (Note 2)	2		11
Off-site remediation of ash basin leak (Note 11)	5		6
Settlement of NorthWestern litigation				(6)
Impairment of synfuel-related assets (Note 11)	(6)		(6)
Acceleration of stock-based compensation expense for periods prior to 2005 (Note 9)				(3)
Total	$(16)	$(47)	$(6)	$(56)

•	See "Domestic Gross Energy Margins" for an explanation of non-trading margins by geographic region and for an explanation of net energy trading margins.

•
Higher operation and maintenance expenses in both periods were primarily due to the nuclear refueling outage, inspection costs at the Susquehanna station and outages at the Brunner Island and Martins Creek plants in 2006. The costs of these outages exceeded the costs of the 2005 planned outage at Montour and a short-duration outage at the Susquehanna station.

•
In May 2005, a subsidiary of PPL Energy Supply completed the sale of its 450 MW Sundance power plant located in Pinal County, Arizona to Arizona Public Service Company for $190 million in cash. The subsidiary recorded a loss on the sale of $47 million after tax (or $0.12 per share).

•
In June 2006, a subsidiary of PPL Energy Supply completed the sale of its 50% ownership in the 600 MW Griffith power plant located in Kingman, Arizona, for $115 million in cash. The subsidiary recorded a loss on the sale of $24 million after tax (or $0.07 per share). Another subsidiary of PPL Energy Supply recorded the acceleration of net unrealized gains on derivatives associated with the plant of $7 million after tax (or $0.02 per share).

•
In June 2006, PPL reduced its estimate of the costs for the remediation of the Martins Creek ash basin leak. This adjustment increased earnings by $5 million after tax (or $0.01 per share) in the second quarter. Most of this reduction was related to an insurance claim settlement.

•
The decline in earnings contribution from synfuel projects resulted from lower recognition of synthetic fuel tax credits due to the anticipated phase-out of synthetic fuel tax credits starting in 2006, partially offset by unrealized gains on options purchased to hedge a portion of the risk associated with the phase-out of the synthetic fuel tax credits for 2006 and 2007. In June 2006, based upon observed and forecasted higher crude oil prices and projected cash flows, PPL fully impaired its synfuel-related assets. This adjustment decreased earnings by $6 million after tax (or $0.01 per share).

•	In 2006, PPL decreased its reserve on claims related to the Enron bankruptcy. These adjustments increased earnings by $11 million after tax (or $0.03 per share).

•
In the first quarter of 2005, PPL recognized a charge of $6 million after tax (or $0.02 per share) for a loss contingency related to litigation with NorthWestern. In September 2005, PPL and NorthWestern reached a final agreement to settle this litigation.

Outlook

PPL is projecting higher energy margins for its Supply segment in 2006 compared with 2005. This increase is primarily driven by an 8.4% increase in PLR sale prices as well as higher prices for wholesale electricity sales and higher hydroelectric generation output in the western U.S. These benefits are expected to be partially offset by increased fuel and fuel transportation expenses, higher operation and maintenance expenses and reduced earnings from synfuel projects. See "Regulatory Issues - IRS Synthetic Fuels Tax Credits" in Note 11 to the Financial Statements for a discussion of the tax credits that PPL has earned in connection with its synfuel projects and the impact of higher oil prices on future tax credits.

International Delivery Segment

The International Delivery segment includes operations of the international energy businesses of PPL Global that are primarily focused on the distribution of electricity. Substantially all of PPL Global's international businesses are located in the U.K., Chile, El Salvador and Bolivia.

International Delivery segment net income was:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Utility revenues	$310	$284	$633	$577
Energy-related businesses	24	19	45	37
Total operating revenues	334	303	678	614
Energy purchases	83	65	164	128
Other operation and maintenance	67	63	134	124
Depreciation	41	38	82	76
Taxes, other than income	15	15	27	29
Energy-related businesses	10	7	19	13
Total operating expenses	216	188	426	370
Other Income - net	25	4	25	7
Interest Expense	51	52	99	102
Income Taxes	12	12	15	30
Minority Interest	1	1	3	3
Total	$79	$54	$160	$116

The after-tax change in net income was due to the following factors.

	June 30, 2006 vs. June 30, 2005
	Three Months Ended	Six Months Ended
U.K.
Delivery margins	$7	$25
Operation and maintenance expenses	(6)	(13)
Income taxes	1	22
Impact of changes in foreign currency exchange rates	(4)	(11)
Impairment of investment in U.K. real estate (Note 8)		(6)
Hyder liquidation distribution (Note 8)	24	24
Other	2	4
Latin America	3	8
U.S. income taxes	(4)	(10)
Other	2
Unusual item - collection of receivable from Enron		1
	$25	$44

•	The U.K.'s earnings were positively impacted by higher margins, primarily due to price increases and 2% higher sales volumes for the six months ended June 30, 2006.

•
In the second quarter of 2006, WPD received $24 million as an initial distribution related to the planned ongoing liquidation of Hyder's non-electricity delivery businesses. PPL does not expect income from the sale or liquidation of Hyder's non-electricity delivery businesses to continue at the same level in 2007 as occurred in 2006.

•
Lower U.K. income taxes in 2006 were due to the transfer of a future tax liability from WPD and certain surplus tax losses from Hyder to a former Hyder affiliate. See Note 5 to the Financial Statements for additional information.

•
Changes in foreign exchange rates decreased WPD's portion of revenue and expense line items by 5% in the three months ended June 30, 2006, and 6% in the six months ended June 30, 2006, compared with the same periods in 2005.

Outlook

PPL projects that the International Delivery segment will have slightly higher earnings in 2006 compared with 2005, reflecting the same factors that affected this segment's earnings in the first half of 2006.

Pennsylvania Delivery Segment

The Pennsylvania Delivery segment includes the regulated electric and gas delivery operations of PPL Electric and PPL Gas Utilities.

Pennsylvania Delivery segment net income was:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Operating revenues
External	$760	$726	$1,669	$1,584
Intersegment	39	34	80	72
Total operating revenues	799	760	1,749	1,656
Fuel and energy purchases
External	77	69	203	209
Intersegment	395	363	841	779
Other operation and maintenance	107	101	209	216
Amortization of recoverable transition costs	63	59	135	128
Depreciation	31	30	61	59
Taxes, other than income	44	42	94	90
Total operating expenses	717	664	1,543	1,481
Other Income - net	7	6	16	10
Interest Expense	41	46	85	101
Income Taxes	16	22	48	29
Dividends on Preferred Securities	4		5	1
Total	$28	$34	$84	$54

The after-tax change in net income was due to the following factors.

	June 30, 2006 vs. June 30, 2005
	Three Months Ended	Six Months Ended

Delivery revenues (net of CTC/ITC amortization, interest expense on transition bonds and ancillary charges)	$1
Operation and maintenance expenses	(4)	$2
Interest expense	(2)	(1)
Other	(1)
Unusual items		29
	$(6)	$30

The following after-tax items, which management considers unusual, had a significant impact on the Pennsylvania Delivery segment earnings.

	Six Months Ended June 30,
	2006	2005

PJM billing dispute		$(27)
Acceleration of stock-based compensation expense for periods prior to 2005 (Note 9)		(2)
Total		$(29)

•
PPL Electric recognized an after-tax charge of $27 million (or $0.07 per share) in the first quarter of 2005 for a loss contingency related to the PJM billing dispute. See Note 11 to the Financial Statements for an update on this matter. PPL cannot be certain of the outcome of this matter or the impact on PPL and its subsidiaries.

•
Lower operation and maintenance expenses in the first six months of 2006 were primarily due to the costs incurred in January 2005 when severe ice storms hit PPL Electric's service territory. The total cost of restoring service to 238,000 customers, excluding capitalized costs and regular payroll expenses, was $16 million (or $0.02 per share). Partially offsetting this variance were higher flood-related costs in the second quarter of 2006, and higher tree trimming costs for the six months ended June 30, 2006.

In August 2005, the PUC issued an order granting PPL Electric's petition for authority to defer and amortize for regulatory accounting and reporting purposes a portion of the ice storm costs, subject to certain conditions. As a result of the PUC Order and in accordance with SFAS 71, "Accounting for the Effects of Certain Types of Regulation," in the third quarter of 2005, PPL Electric deferred $12 million (or $0.02 per share) of its previously expensed storm costs. The deferral was based on its assessment of the timing and likelihood of recovering the deferred costs in PPL Electric's next distribution base rate case. At this time, PPL Electric cannot be certain that it will recover the storm costs, nor can it predict whether future incidents of severe weather will cause significant facility damage and service disruptions that would also result in significant costs.

Outlook

PPL projects that the Pennsylvania Delivery segment will have lower delivery earnings in 2006 compared with 2005 due to favorable weather impacts in 2005. In addition, operation and maintenance expenses are expected to be higher in 2006.

Statement of Income Analysis --

Domestic Gross Energy Margins

The following table provides pre-tax changes in the income statement line items that comprise domestic gross energy margins.

	June 30, 2006 vs. June 30, 2005
	Three Months Ended	Six Months Ended

Utility	$55	$136
Unregulated retail electric	(3)	(3)
Wholesale energy marketing	120	189
Net energy trading margins	3	(3)
Other revenue adjustments (a)	(35)	(76)
Total revenues	140	243
Fuel	48	44
Energy purchases	80	123
Other cost adjustments (a)	(34)	(35)
Total cost of sales	94	132
Domestic gross energy margins	$46	$111

(a)
Adjusted to exclude the impact of any revenues and costs not associated with domestic gross energy margins; in particular, revenues and energy costs related to the international operations of PPL Global, the domestic delivery operations of PPL Electric and PPL Gas Utilities and an accrual for the loss contingency related to the PJM billing dispute in 2005 (see Note 11 to the Financial Statements for additional information). Also adjusted to include the margins of the Griffith and Sundance plants prior to their sales in June 2006 and May 2005, which are included in "Loss from Discontinued Operations," and gains or losses on sales of emission allowances, which are included in "Other operation and maintenance" expenses on the Statements of Income.

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

	June 30, 2006 vs. June 30, 2005
	Three Months Ended	Six Months Ended
Non-trading
Eastern U.S.	$22	$67
Northwestern U.S.	10	33
Southwestern U.S.	(1)	2
Net energy trading	15	9
Domestic gross energy margins	$46	$111

Eastern U.S.

Eastern U.S. non-trading margins were higher in the second quarter of 2006 compared with the same period in 2005, primarily because of an 8.4% increase in PLR sale prices in accordance with the schedule established by the PUC Final Order. Also contributing to the increase in margins was higher generation output of 19% from the coal facilities and lower reliance on higher-cost oil and gas units in 2006. Partially offsetting these improvements were lower nuclear generation of 8% as well as higher coal prices, which were up 18%.

Non-trading margins included an unrealized loss of $13 million for the quarter due to commodity price movements on forward energy contracts used to economically hedge wholesale marketing activities.

Eastern U.S. non-trading margins were higher for the six months ended June 30, 2006, compared with the same period in 2005, primarily because of an 8.4% increase in PLR sale prices in accordance with the schedule established by the PUC Final Order. Also contributing to the increase in margins were higher sales prices and lower reliance on higher-cost oil and gas units in 2006. Partially offsetting these improvements were lower nuclear generation of 4% as well as higher coal prices, which were up 18%.

Non-trading margins included an unrealized loss of $1 million for the first six months due to commodity price movements on forward energy contracts used to economically hedge wholesale marketing activities.

Northwestern U.S.

Northwestern U.S. non-trading margins were higher in the second quarter of 2006 compared with the same period in 2005, primarily due to a 13% increase in hydroelectric generation output. Also contributing were higher average sales prices, which were up 11%.

Northwestern U.S. non-trading margins were higher for the six months ended June 30, 2006, compared with the same period in 2005, primarily due to a 22% increase in hydroelectric generation output.

Net Energy Trading

PPL enters into certain energy contracts that meet the criteria of trading derivatives as defined by EITF Issue 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities." These physical and financial contracts cover trading activity associated with electricity, gas and oil.
Net energy trading margins increased by $15 million in the second quarter of 2006 compared with the same period in 2005. This increase was primarily due to an $11 million net gain reclassified as trading activity for hedge (non-trading) transactions related to the Griffith plant after the announced plan to sell PPL Energy Supply's interest in the plant (see Note 8 to the Financial Statements).

The physical volumes for electricity and gas associated with energy trading for the three months ended June 30, 2006, were 1,694 GWh and 5.0 Bcf, compared with 1,200 GWh and 3.1 Bcf in the same period last year. The physical volumes for electricity and gas associated with energy trading for the six months ended June 30, 2006, were 3,779 GWh and 9.3 Bcf, compared with 2,265 GWh and 7.6 Bcf in the same period last year.

The amount of energy trading margins from unrealized transactions was an $8 million gain in the second quarter of 2006 compared with a $6 million loss in the same period last year. The amount of energy trading margins from unrealized transactions was a $12 million gain for the six months ended June 30, 2006, compared with a $1 million loss in the same period last year.

Utility Revenues

The increases in utility revenues were attributable to:

	June 30, 2006 vs. June 30, 2005
	Three Months Ended	Six Months Ended
Domestic:
Retail electric revenue (PPL Electric)
PLR electric generation supply	$33	$67
Electric delivery	(11)	(14)
Gas revenue (PPL Gas Utilities)	6	25
Other	1	2
International:
Retail electric delivery (PPL Global)
U.K.	13	38
Chile	12	21
El Salvador	4	7
Bolivia	1	3
Foreign currency exchange rates	(4)	(13)
	$55	$136

The increases in utility revenues, excluding foreign currency exchange rate impacts, for both periods were primarily due to:

•
higher PLR revenues attributable to an increase of 8.4% in prices and an increase in commercial and industrial sales volumes, due in part to the return of customers previously served by alternate suppliers, offset by a decrease in residential sales volumes, due in part to milder weather in 2006 compared with 2005;

•	a decrease in electric delivery revenues resulting primarily from the impact of milder weather on residential sales in 2006 compared with 2005;
•	higher gas revenues primarily due to the increase in natural gas prices, which are passed through to customers, offset by a decrease in volumes;
•	increases of 1% and 2% in sales volumes in the U.K. for the three and six months ended June 30, 2006, compared with the same periods in 2005, and higher average prices overall;
•	increases of 7% in Chilean electric delivery sales volumes and higher average prices overall; and
•	increases of 7% and 8% in electric delivery sales volumes in El Salvador for the three and six months ended June 30, 2006, compared with the same periods in 2005, and higher average prices overall.

Energy-related Businesses

Energy-related businesses contributed $25 million more to operating income for the three months ended June 30, 2006, compared with the same period in 2005. The increase was primarily attributable to $21 million of higher pre-tax contributions from synfuel projects. This reflects:

•	an $18 million net unrealized gain on options purchased to hedge a portion of the risk associated with the phase-out of the synthetic fuel tax credits for 2006 and 2007; and
•	$13 million of lower operating losses due to lower production levels; partially offset by
•	an impairment charge of $10 million on the synfuel-related assets.

Energy-related businesses contributed $47 million more to operating income for the six months ended June 30, 2006, compared with the same period in 2005. The increase was primarily attributable to $41 million of higher pre-tax contributions from synfuel projects. This reflects:

•	a $41 million net unrealized gain on options purchased to hedge a portion of the risk associated with the phase-out of the synthetic fuel tax credits for 2006 and 2007; and
•	$10 million of lower operating losses due to lower production levels; partially offset by
•	an impairment charge of $10 million on the synfuel-related assets.

See Note 11 to the Financial Statements for an overall assessment of synthetic fuel tax credits and a further discussion of the impairment of these facilities.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance expenses was due to:

	June 30, 2006 vs. June 30, 2005
	Three Months Ended	Six Months Ended

Reduction in Enron reserve (Note 2)	$(4)	$(19)
Costs associated with severe ice storms in January 2005 (Note 1)		(16)
Martins Creek ash basin remediation adjustment (Note 11)	(8)	(11)
NorthWestern litigation accrual in March 2005		(9)
Stock-based compensation (Note 9)	(3)	(8)
Susquehanna plant refueling and inspection costs	7	12
Increase in domestic and international pension and postretirement costs	7	10
Outage costs at Martins Creek and Brunner Island plants	4	8
PUC reportable storm costs in 2006	3	7
Increase in international operation and maintenance expenses	2	5
Lower gains on sales of emission allowances	8	2
Other	1	4
	$17	$(15)

Depreciation

The increases in depreciation expense were due to:

	June 30, 2006 vs. June 30, 2005
	Three Months Ended	Six Months Ended

Additions to PP&E	$8	$14
Reduction of useful lives of certain assets	2	4
Foreign currency exchange rates	(2)	(4)
Extension of useful lives of certain generation assets	(1)	(2)
	$7	$12

Other Income - net

See Note 13 to the Financial Statements for details of other income.

Financing Costs

The changes in financing costs, which include "Interest Expense" and "Dividends on Preferred Securities" were due to:

	June 30, 2006 vs. June 30, 2005
	Three Months Ended		Six Months Ended

Increase in interest expense due to hedging activities accounted for under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities"		$7	$17
Dividends on 6.25% Series Preference Stock		4	4
Decrease in long-term debt interest expense		(5)	(14)
Interest accrued in 2005 for PJM billing dispute (Note 11)			(8)
Increase in capitalized interest		(3)	(5)
Decrease in foreign currency exchange rates		(1)	(4)
Decrease in short-term debt interest expense		(1)	(3)
Other		(1)	(3)
	$		$(16)

Income Taxes

The increases in income taxes were due to:

	June 30, 2006 vs. June 30, 2005
	Three Months Ended	Six Months Ended

Higher pre-tax book income	$16	$81
Reduction in tax benefits related to nonconventional fuel tax credits	32	40
Decrease in tax expense on foreign earnings	(8)
Transfer of WPD tax items in 2006 (Note 5)		(20)
Other	3	3
	$43	$104

See Note 5 to the Financial Statements for details on effective income tax rates.

Discontinued Operations

In the second quarter of 2006, PPL recorded a $24 million loss on the sale of its ownership interest in the Griffith plant, which is net of a tax benefit of $16 million. The "Loss from Discontinued Operations" also includes the acceleration of net unrealized gains on derivatives associated with the Griffith plant of $7 million after tax.

In the second quarter of 2005, PPL reported a $47 million loss, which is net of a tax benefit of $26 million, in connection with the sale of its Sundance power plant.

See "Discontinued Operations" in Note 8 to the Financial Statements for information on these sales, along with information regarding operating losses recorded in 2006 and 2005 for the Griffith plant prior to the sale and for operating losses recorded in 2005 prior to the Sundance sale.

Financial Condition

Liquidity and Capital Resources

At June 30, 2006, PPL had $540 million of cash, cash equivalents and short-term investments and $44 million of short-term debt. At December 31, 2005, PPL had $618 million of cash, cash equivalents and short-term investments and $214 million of short-term debt. The $78 million decrease in PPL's cash, cash equivalents and short-term investments position was primarily the net result of:

•	the retirement of $563 million of long-term debt;
•	a net decrease in short-term debt of $171 million (excluding a $1 million impact of currency translation adjustments);
•	the payment of $200 million of common stock dividends;
•	$478 million of capital expenditures; and
•	$25 million of net purchases of emission allowances; offset by
•	$695 million of cash provided by operating activities;
•	the issuance of $300 million of long-term debt;
•	$245 million of net proceeds from the issuance of preference stock; and
•	$115 million of proceeds from the sale of PPL's interest in the Griffith plant.

Convertible Senior Notes

The terms of PPL Energy Supply's 2.625% Convertible Senior Notes due 2023 include a market price trigger that permits holders to convert the notes during any fiscal quarter if the closing sale price of PPL's common stock exceeds $29.83 for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter. This market price trigger was met in the first and second quarters of 2006. Therefore, holders of the Convertible Senior Notes were entitled to convert their notes at any time during the second quarter of 2006 and are also entitled to convert their notes any time during the third quarter of 2006. When holders elect to convert the Convertible Senior Notes, PPL Energy Supply is required to settle the principal amount in cash and any conversion premium in cash or PPL common stock.

During the second quarter of 2006, Convertible Senior Notes in an aggregate principal amount of $29 million were presented for conversion, of which $15 million was settled in the second quarter of 2006 and the remaining $14 million was settled in the third quarter of 2006. The total conversion premium related to these conversions was $7 million, which was settled with 102,816 shares of PPL common stock and 130,612 shares of PPL common stock in the second and third quarters of 2006 along with an insignificant amount of cash in lieu of fractional shares. After such conversions, PPL Energy Supply had approximately $370 million of Convertible Senior Notes that could be presented for conversion in the third quarter of 2006. PPL and PPL Energy Supply have, and expect to continue to have, access to sufficient liquidity sources to fund any future conversions.

Preference Stock

In April 2006, PPL Electric sold 10 million depositary shares, each representing a quarter interest in a share of PPL Electric's 6.25% Series Preference Stock (Preference Shares), totaling $250 million. In connection with the sale of the depositary shares, PPL Electric issued 2.5 million Preference Shares, with a liquidation preference of $100 per share, to the bank acting as a depositary. PPL Electric used the net proceeds of $245 million from the offering to repurchase $200 million of its common stock held by PPL, and for other general corporate purposes. PPL used the $200 million received from PPL Electric to fund capital expenditures and for general corporate purposes.

Holders of the depositary shares are entitled to all proportional rights and preferences of the Preference Shares, including dividend, voting, redemption and liquidation rights, exercised through the depositary. The Preference Shares rank senior to PPL Electric's common stock and junior to its preferred stock, and they have no voting rights, except as provided by law.

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

Credit Facilities

In March 2006, PPL Energy Supply extended the expiration date of its 364-day reimbursement agreement, under which it can cause the bank to issue up to $200 million of letters of credit, to March 2007. In June 2006, PPL Energy Supply entered into a $1.9 billion Amended and Restated Five-Year Credit Agreement, which expires in June 2011. This credit agreement amended and restated and combined into one credit facility the following three five-year credit facilities of PPL Energy Supply: the $800 million facility expiring in June 2010, the $600 million facility expiring in June 2010 and the $500 million facility expiring in December 2010.

In June 2006, PPL Electric amended and restated the credit agreement for its $200 million five-year credit facility and extended the expiration date to June 2011. PPL Electric's $100 million three-year credit facility expired in June 2006 and was not renewed. In July 2006, PPL Electric extended the expiration date of the credit agreement related to its participation in an asset-backed commercial paper program to July 2007.

Debt Financings

PPL Energy Supply issued $300 million of 6.20% Senior Notes due 2016 (6.20% Notes) in May 2006 and issued an additional $150 million of the 6.20% Notes in July 2006. The 6.20% Notes may be redeemed at any time prior to maturity at PPL Energy Supply's option at make-whole redemption prices. In July 2006, PPL Energy Supply also issued $250 million of 7% Senior Notes due 2046 (7% Notes). The 7% Notes are not subject to redemption prior to July 15, 2011. On or after July 15, 2011, PPL Energy Supply may, at its option, redeem the 7% Notes, in whole or in part, at par. Proceeds from the sale of both the 6.20% Notes and 7% Notes are expected to be used for capital expenditures, including expenditures relating to PPL Energy Supply's installation of pollution control equipment at two of its coal-fired power plants in Pennsylvania, and for general corporate purposes.

In July 2006, Emel issued 3 million UF (inflation-indexed Chilean Pesos) denominated bonds in two series. The first series consists of 1 million UF denominated bonds that mature in 2011, are callable at par on or after June 1, 2009, and bear interest at 3.75%. The second series consists of 2 million UF denominated bonds with serial maturities from 2021 through 2027, which are callable on or after June 1, 2014, at a specified calculated value on the call date and bear interest at 4.50%. The proceeds will be used to pay in full Emel's 3 million UF denominated bond maturity in August 2006, which was approximately $102 million and has been classified as "Long-term Debt" on the Balance Sheet as of June 30, 2006.

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

Capital Expenditures

The schedule below shows PPL's capital expenditure projections as of June 30, 2006, for the years 2006 through 2010.

	Projected
	2006	2007	2008	2009	2010
Construction expenditures (a)
Generating facilities	$266	$233	$180	$202	$174
Transmission and distribution facilities	507	529	511	553	615
Environmental	337	576	375	118	70
Other	86	76	37	30	30
Total Construction Expenditures	1,196	1,414	1,103	903	889
Nuclear fuel	79	92	97	97	99
Total Capital Expenditures	$1,275	$1,506	$1,200	$1,000	$988

(a)	Construction expenditures include AFUDC and capitalized interest, which are expected to be $162 million for the 2006-2010 period.

PPL's capital expenditure projections for the years 2006-2010 total $6.0 billion. Capital expenditure plans are revised periodically to reflect changes in operational, market and regulatory conditions. The above schedule has been revised from that which was presented in PPL's 2005 Form 10-K, primarily to reflect the installation costs of cooling towers at the Brunner Island plant. See Note 11 to the Financial Statements for additional information.

PPL plans to fund all of its capital expenditures in 2006 with cash on hand, cash from operations and the issuance of debt securities.

For additional information on PPL's liquidity and capital resources, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in PPL's 2005 Form 10-K.

Risk Management - Energy Marketing & Trading and Other

Market Risk

Commodity Price Risk (Non-trading)

PPL's non-trading commodity derivative contracts mature at various times through 2012. PPL segregates its non-trading activities as either hedge or economic. Transactions that are accounted for as hedge activity qualify for special hedge accounting treatment under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and interpreted. The non-trading economic category includes transactions that address a specific risk, but are not eligible for hedge accounting or hedge accounting is not elected. Included in the non-trading economic category are certain load-following energy obligations and related supply contracts, financial transmission rights, crude oil swaps to hedge rail transportation charges and hedges of synthetic fuel tax credits. The fair value of these non-trading economic contracts as of June 30, 2006, including net premiums on related options, was $84 million. The following chart sets forth PPL's net fair value of the non-trading contracts.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Fair value of contracts outstanding at the beginning of the period	$(111)	$(106)	$(284)	$(11)
Contracts realized or otherwise settled during the period	1	(16)	12	(23)
Fair value of new contracts at inception		13		13
Other changes in fair values	11	(20)	173	(108)
Fair value of contracts outstanding at the end of the period	$(99)	$(129)	$(99)	$(129)

Beginning in January 2006, PPL instituted a program to hedge its exposures to changes in market prices of certain metals necessary for the scrubbers PPL is installing at the Brunner Island and Montour generating plants. These contracts, which qualify for cash flow hedge treatment, were designated as hedges in March 2006 and their fair values are included in the table above.

The following chart segregates estimated fair values of PPL's non-trading commodity derivative contracts at June 30, 2006, based on whether the fair values are determined by quoted market prices or other more subjective means.

	Fair Value of Contracts at Period-End Gains (Losses)
	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years	Total Fair Value
Source of Fair Value
Prices actively quoted	$7	$2	$1		$10
Prices provided by other external sources	(42)	(159)	(44)	$1	(244)
Prices based on models and other valuation methods	79	56			135
Fair value of contracts outstanding at the end of the period	$44	$(101)	$(43)	$1	$(99)

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

As of June 30, 2006, PPL estimated that a 10% adverse movement in market prices across all geographic areas and time periods, excluding the effect of any commodity price correlations, would have decreased the value of the commodity contracts in its non-trading portfolio by $244 million. For purposes of this calculation, an increase in the market price for electricity is considered an adverse movement because PPL's electricity portfolio is generally in a net sales position, and the decrease in the market price for fuel is considered an adverse movement because PPL's commodity fuels portfolio is generally in a net purchase position. PPL enters into these commodity contracts to reduce the market risk inherent in the generation of electricity.

In accordance with its marketing strategy, PPL does not completely hedge its generation output or fuel requirements. PPL estimates that for its entire portfolio, including all generation, emissions and physical and financial energy positions, a 10% adverse change in power prices across all geographic zones and time periods would decrease expected 2006 pre-tax gross margins by $6 million. Similarly, a 10% adverse movement in all fossil fuel prices would decrease 2006 gross margins by $51 million.

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

PPL's trading contracts mature at various times through 2009. The following chart sets forth PPL's net fair value of trading contracts.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Fair value of contracts outstanding at the beginning of the period	$12	$16	$5	$10
Contracts realized or otherwise settled during the period	(7)	(3)	(18)	(7)
Fair value of new contracts at inception	(1)	1	3	4
Other changes in fair values	15	(3)	29	4
Fair value of contracts outstanding at the end of the period	$19	$11	$19	$11

PPL will reverse $4 million of the $19 million unrealized trading gains over the next three months of 2006 as the transactions are realized.

The following chart segregates estimated fair values of PPL's trading portfolio at June 30, 2006, based on whether the fair values are determined by quoted market prices or other more subjective means.

	Fair Value of Contracts at Period-End Gains (Losses)
	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years	Total Fair Value
Source of Fair Value
Prices actively quoted	$5	$1			$6
Prices provided by other external sources	8	2	$2		12
Prices based on models and other valuation methods		1			1
Fair value of contracts outstanding at the end of the period	$13	$4	$2		$19

See "Commodity Price Risk (Non-trading)" for information on the various sources of fair value.

As of June 30, 2006, PPL estimated that a 10% adverse movement in market prices across all geographic areas and time periods, excluding the effect of any commodity price correlations, would have decreased the value of the commodity contracts in its trading portfolio by $24 million.

Interest Rate Risk

PPL and its subsidiaries have issued debt to finance their operations, which increases their interest expense risk. PPL utilizes various financial derivative products to adjust the mix of fixed and floating interest rates in its debt portfolio, adjust the duration of its debt portfolio and lock in treasury rates (and interest rate spreads over treasuries) in anticipation of future financing, when appropriate. Risk limits under the risk management program are designed to balance risk exposure to volatility in interest expense and changes in the fair value of PPL's debt portfolio due to changes in the absolute level of interest rates.

At June 30, 2006, PPL's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was $7 million.

PPL is also exposed to changes in the fair value of its domestic and international debt portfolios. At June 30, 2006, PPL estimated that its potential exposure to a change in the fair value of its debt portfolio, through a 10% adverse movement in interest rates, was $218 million.

PPL utilizes various risk management instruments to reduce its exposure to the expected future cash flow variability of its debt instruments. These risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financing. While PPL is exposed to changes in the fair value of these instruments, any changes in the fair value of these instruments are recorded in equity and then reclassified into earnings in the same period during which the item being hedged affects earnings. At June 30, 2006, the market value of these instruments, representing the amount PPL would receive upon their termination, was $64 million. At June 30, 2006, PPL estimated that its potential exposure to a change in the fair value of these instruments, through a 10% adverse movement in the hedged exposure, was $51 million.

PPL also utilizes various risk management instruments to adjust the mix of fixed and floating interest rates in its debt portfolio. While PPL is exposed to changes in the fair value of these instruments, any change in market value is recorded with an equal and offsetting change in the value of the debt being hedged. At June 30, 2006, PPL estimated that its potential additional exposure to a change in the fair value of these instruments, through a 10% adverse movement in interest rates, was $12 million.

Foreign Currency Risk

PPL is exposed to foreign currency risk, primarily through investments in affiliates in the U.K. and Latin America. In addition, PPL may make purchases of equipment in currencies other than U.S. dollars.

PPL has adopted a foreign currency risk management program designed to hedge certain foreign currency exposures, including firm commitments, recognized assets or liabilities and net investments. In addition, PPL enters into financial instruments to protect against foreign currency translation risk of expected earnings.

To protect 2006 expected income in Chilean pesos, PPL entered into an average rate forward for 8 billion Chilean pesos. The settlement date of this forward is November 2006. At June 30, 2006, the market value of this position, representing the amount PPL would receive upon its termination, was insignificant. PPL estimated that its potential additional exposure to a change in the market value of this instrument, through a 10% adverse movement in foreign currency exchange rates, was insignificant at June 30, 2006.

To protect 2006 expected income denominated in British pounds sterling, PPL entered into a combination of average rate forwards and average rate options for £88 million. These forwards and options terminate in November 2006. At June 30, 2006, the market value of these positions, representing the amount PPL would pay upon their termination, was $1 million. PPL estimated that its potential additional exposure to a change in the market value of these instruments, through a 10% adverse movement in foreign currency exchange rates, was $2 million at June 30, 2006.

WPDH Limited holds a net position in cross-currency swaps totaling $1.1 billion to hedge the interest payments and value of its U.S. dollar-denominated bonds with maturity dates ranging from December 2006 to December 2028. The estimated value of this position at June 30, 2006, being the amount PPL would pay to terminate it, including accrued interest, was $271 million. PPL estimated that its potential additional exposure to a change in the market value of these instruments, through a 10% adverse movement in foreign currency exchange rates, was $139 million at June 30, 2006.

On the Statement of Income, gains and losses associated with hedges of interest payments denominated in foreign currencies are reflected in "Interest Expense." Gains and losses associated with the purchase of equipment are reflected in "Depreciation." Gains and losses associated with net investment hedges remain in "Accumulated other comprehensive loss" on the Balance Sheets until the investment is sold or substantially liquidated.

Nuclear Decommissioning Trust Funds - Securities Price Risk

In connection with certain NRC requirements, PPL Susquehanna maintains trust funds to fund certain costs of decommissioning the Susquehanna station. As of June 30, 2006, these funds were invested primarily in domestic equity securities and fixed-rate, fixed-income securities and are reflected at fair value on PPL's Balance Sheet. The mix of securities is designed to provide returns to be used to fund Susquehanna's decommissioning and to compensate for inflationary increases in decommissioning costs. However, the equity securities included in the trusts are exposed to price fluctuation in equity markets, and the values of fixed-rate, fixed-income securities in the trusts are exposed to changes in interest rates. PPL Susquehanna actively monitors the investment performance and periodically reviews asset allocation in accordance with its nuclear decommissioning trust policy statement. At June 30, 2006, a hypothetical 10% increase in interest rates and a 10% decrease in equity prices would have resulted in an estimated $34 million reduction in the fair value of the trust assets. See Note 21 in PPL's 2005 Form 10-K for more information regarding the nuclear decommissioning trust funds.

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

PPL purchased options in 2005 to mitigate some of the reductions in synthetic fuel tax credits if the annual average wellhead price for 2006 and 2007 falls within the applicable phase-out range. These positions did not qualify for hedge accounting treatment. The mark-to-market value of these positions at June 30, 2006, was a gain of $57 million. Of this total, $24 million and $47 million was recorded during the three and six months ended June 30, 2006, and is reflected in "Energy-related businesses" revenues on the Statements of Income.

As of June 30, 2006, PPL estimated that a 10% adverse movement in market prices of crude oil would have decreased the value of the synthetic fuel hedges by $39 million. For purposes of this calculation, a decrease in the market price for crude oil is considered an adverse movement.

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

PPL is currently planning incremental capacity increases of 270 MW at several existing domestic generating facilities. Offsetting this increase is an expected 30 MW reduction in generation capability at each of the Brunner Island and Montour plants, due to the estimated increases in station service usage during the scrubber operation. See Note 11 for additional information.

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

The following information should be read in conjunction with PPL Energy Supply's Condensed Consolidated Financial Statements and the accompanying Notes and in conjunction with PPL Energy Supply's 2005 Form 10-K.

Terms and abbreviations are explained in the glossary. Dollars are in millions unless otherwise noted.

Results of Operations

The following discussion begins with a summary of PPL Energy Supply's earnings. "Results of Operations" continues with a review of results by reportable segment and a description of key factors by segment that management expects may impact future earnings. This section ends with explanations of significant changes in principal items on PPL Energy Supply's Statements of Income, comparing the three and six months ended June 30, 2006, with the same periods in 2005.

Earnings

Net income was as follows.

Three Months Ended June 30,		Six Months Ended June 30,
2006	2005	2006	2005

$158	$104	$388	$259

The changes in net income from period to period were, in part, attributable to several significant items that management considers unusual. Details of these unusual items are provided within the review of each segment's earnings.

The period-to-period changes in significant earnings components, including domestic gross energy margins by region and significant income statement line items, are explained in the "Statement of Income Analysis."

The Statements of Income reflect the results of past operations and are not intended as any indication of future operating results. Future operating results will necessarily be affected by various and diverse factors and developments. Furthermore, because results for interim periods can be disproportionately influenced by various factors and developments and by seasonal variations, the results of operations for interim periods do not necessarily indicate results or trends for the year.

Segment Results

Net income by segment was:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Supply	$79	$50	$228	$143
International Delivery	79	54	160	116
Total	$158	$104	$388	$259

Supply Segment

The Supply segment primarily consists of the domestic energy marketing, domestic generation and domestic development operations of PPL Energy Supply.

The Supply segment results in 2006 and 2005 reflect the reclassification of the Griffith plant revenues and expenses from certain income statement line items to "Loss from Discontinued Operations." The Supply segment results in 2005 also reflect the reclassification of the Sundance plant revenues and expenses from certain income statement line items to "Loss from Discontinued Operations." See Note 8 to the Financial Statements for further discussion.

Supply segment net income was:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Energy revenues	$799	$648	$1,615	$1,370
Energy-related businesses	134	142	284	258
Total operating revenues	933	790	1,899	1,628
Fuel and energy purchases	406	293	783	633
Other operation and maintenance	188	179	365	378
Depreciation	35	35	69	68
Taxes, other than income	10	10	19	21
Energy-related businesses	127	156	274	288
Total operating expenses	766	673	1,510	1,388
Other Income - net	10	7	20	12
Interest Expense	18	19	34	41
Income Taxes	60	4	126	14
Minority Interest	1	1	1	1
Loss from Discontinued Operations	19	50	20	53
Total	$79	$50	$228	$143

The after-tax change in net income was due to the following factors, including discontinued operations.

	June 30, 2006 vs. June 30, 2005
	Three Months Ended	Six Months Ended
Eastern U.S. non-trading margins	$13	$39
Northwestern U.S. non-trading margins	6	19
Southwestern U.S. non-trading margins	(1)	1
Net energy trading margins	2	(1)
Operation and maintenance expenses	(12)	(16)
Interest expense	1	4
Earnings from synfuel projects	(15)	(12)
Other	4	1
Unusual items	31	50
	$29	$85

The following after-tax items, which management considers unusual, had a significant impact on Supply segment earnings.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Sale of Sundance plant (Note 8)		$(47)		$(47)
Loss related to sale of interest in the Griffith plant (Note 8)	$(17)		$(17)
Reduction in Enron reserve (Note 2)	2		11
Off-site remediation of ash basin leak (Note 11)	5		6
Settlement of NorthWestern litigation				(6)
Impairment of synfuel facilities (Note 11)	(6)		(6)
Acceleration of stock-based compensation expense for periods prior to 2005 (Note 9)				(3)
Total	$(16)	$(47)	$(6)	$(56)

•	See "Domestic Gross Energy Margins" for an explanation of non-trading margins by geographic region and for an explanation of net energy trading margins.

•
Higher operation and maintenance expenses in both periods were primarily due to the nuclear refueling outage, inspection costs at the Susquehanna station and outages at the Brunner Island and Martins Creek plants in 2006. The costs of these outages exceeded the costs of the 2005 planned outage at Montour and a short-duration outage at the Susquehanna station.

•
In May 2005, a subsidiary of PPL Energy Supply completed the sale of its 450 MW Sundance power plant located in Pinal County, Arizona to Arizona Public Service Company for $190 million in cash. The subsidiary recorded a loss on the sale of $47 million after tax.

•
In June 2006, a subsidiary of PPL Energy Supply completed the sale of its 50% ownership in the 600 MW Griffith power plant located in Kingman, Arizona, for $115 million in cash. The subsidiary recorded a loss on the sale of $24 million after tax. Another subsidiary of PPL Energy Supply recorded the acceleration of net unrealized gains on derivatives associated with the plant of $7 million after tax.

•
In June 2006, PPL reduced its estimate of the costs for the remediation of the Martins Creek ash basin leak. This adjustment increased earnings by $5 million after tax in the second quarter. Most of this reduction was related to an insurance claim settlement.

•
The decline in earnings contribution from synfuel projects resulted from lower recognition of synthetic fuel tax credits due to the anticipated phase-out of synthetic fuel tax credits starting in 2006, partially offset by unrealized gains on options purchased to hedge a portion of the risk associated with the phase-out of the synthetic fuel tax credits for 2006 and 2007. In June 2006, based upon observed and forecasted higher crude oil prices and projected cash flows, PPL Energy Supply fully impaired its synfuel-related assets. This adjustment decreased earnings by $6 million after tax.

•	In 2006, PPL Energy Supply decreased its reserve on claims related to the Enron bankruptcy. These adjustments increased earnings by $11 million after tax.

•
In the first quarter of 2005, PPL Energy Supply recognized a charge of $6 million after tax for a loss contingency related to the litigation with NorthWestern. In September 2005, PPL Energy Supply and NorthWestern reached a final agreement to settle this litigation.

Outlook

PPL Energy Supply is projecting higher energy margins for its Supply segment in 2006 compared with 2005. This increase is primarily driven by an 8.4% increase in PLR sale prices as well as higher prices for wholesale electricity sales and higher hydroelectric generation output in the western U.S. These benefits are expected to be partially offset by increased fuel and fuel transportation expenses, higher operation and maintenance expenses and reduced earnings from synfuel projects. See "Regulatory Issues - IRS Synthetic Fuels Tax Credits" in Note 11 to the Financial Statements for a discussion of the tax credits that PPL Energy Supply has earned in connection with its synfuel projects and the impact of higher oil prices on future tax credits.

International Delivery Segment

The International Delivery segment includes operations of the international energy businesses of PPL Global that are primarily focused on the distribution of electricity. Substantially all of PPL Global's international businesses are located in the U.K., Chile, El Salvador and Bolivia.

International Delivery segment net income was:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Utility revenues	$310	$284	$633	$577
Energy-related businesses	24	19	45	37
Total operating revenues	334	303	678	614
Energy purchases	83	65	164	128
Other operation and maintenance	67	63	134	124
Depreciation	41	38	82	76
Taxes, other than income	15	15	27	29
Energy-related businesses	10	7	19	13
Total operating expenses	216	188	426	370
Other Income - net	25	4	25	7
Interest Expense	51	52	99	102
Income Taxes	12	12	15	30
Minority Interest	1	1	3	3
Total	$79	$54	$160	$116

The after-tax change in net income was due to the following factors.

	June 30, 2006 vs. June 30, 2005
	Three Months Ended	Six Months Ended
U.K.
Delivery margins	$7	$25
Operation and maintenance expenses	(6)	(13)
Income taxes	1	22
Impact of changes in foreign currency exchange rates	(4)	(11)
Impairment of investment in U.K. real estate (Note 8)		(6)
Hyder liquidation distribution (Note 8)	24	24
Other	2	4
Latin America	3	8
U.S. income taxes	(4)	(10)
Other	2
Unusual item - collection of receivable from Enron		1
	$25	$44

•	The U.K.'s earnings were positively impacted by higher margins, primarily due to price increases and 2% higher sales volumes for the six months ended June 30, 2006.

•
In the second quarter of 2006, WPD received $24 million as an initial distribution related to the planned ongoing liquidation of Hyder's non-electricity delivery businesses. PPL Energy Supply does not expect income from the sale or liquidation of Hyder's non-electricity delivery businesses to continue at the same level in 2007 as occurred in 2006.

•
Lower U.K. income taxes in 2006 were due to the transfer of a future tax liability from WPD and certain surplus tax losses from Hyder to a former Hyder affiliate. See Note 5 to the Financial Statements for additional information.

•
Changes in foreign exchange rates decreased WPD's portion of revenue and expense line items by 5% in the three months ended June 30, 2006, and 6% in the six months ended June 30, 2006, compared with the same periods in 2005.

Outlook

PPL Energy Supply projects that the International Delivery segment will have slightly higher earnings in 2006 compared with 2005, reflecting the same factors that affected this segment's earnings in the first half of 2006.

Statement of Income Analysis --

Domestic Gross Energy Margins

The following table provides pre-tax changes in the income statement line items that comprise domestic gross energy margins.

	June 30, 2006 vs. June 30, 2005
	Three Months Ended	Six Months Ended

Wholesale energy marketing	$120	$189
Wholesale energy marketing to affiliate	31	62
Unregulated retail electric	(3)	(3)
Net energy trading margins	3	(3)
Other revenue adjustments (a)	(11)	(2)
Total revenues	140	243
Fuel	42	18
Energy purchases	82	160
Energy purchases from affiliate	7	8
Other cost adjustments (a)	(37)	(54)
Total cost of sales	94	132
Domestic gross energy margins	$46	$111

(a)
Adjusted to exclude the impact of any revenues and costs not associated with domestic gross energy margins; in particular, revenues and energy costs related to the international operations of PPL Global. Also adjusted to include the margins of the Griffith and Sundance plants prior to their sales in June 2006 and May 2005, which are included in "Loss from Discontinued Operations," and gains or losses on sales of emission allowances, which are included in "Other operation and maintenance" expenses on the Statements of Income.

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

	June 30, 2006 vs. June 30, 2005
	Three Months Ended	Six Months Ended
Non-trading
Eastern U.S.	$22	$67
Northwestern U.S.	10	33
Southwestern U.S.	(1)	2
Net energy trading	15	9
Domestic gross energy margins	$46	$111

Eastern U.S.

Eastern U.S. non-trading margins were higher in the second quarter of 2006 compared with the same period in 2005, primarily because of an 8.4% increase in PLR sale prices in accordance with the schedule established by the PUC Final Order. Also contributing to the increase in margins was higher generation output of 19% from the coal facilities and lower reliance on higher-cost oil and gas units in 2006. Partially offsetting these improvements were lower nuclear generation of 8% as well as higher coal prices, which were up 18%.

Non-trading margins included an unrealized loss of $13 million for the quarter due to commodity price movements on forward energy contracts used to economically hedge wholesale marketing activities.

Eastern U.S. non-trading margins were higher for the six months ended June 30, 2006, compared with the same period in 2005, primarily because of an 8.4% increase in PLR sale prices in accordance with the schedule established by the PUC Final Order. Also contributing to the increase in margins were higher sales prices and lower reliance on higher-cost oil and gas units in 2006. Partially offsetting these improvements were lower nuclear generation of 4% as well as higher coal prices, which were up 18%.

Non-trading margins included an unrealized loss of $1 million for the first six months due to commodity price movements on forward energy contracts used to economically hedge wholesale marketing activities.

Northwestern U.S.

Northwestern U.S. non-trading margins were higher in the second quarter of 2006 compared with the same period in 2005, primarily due to a 13% increase in hydroelectric generation output. Also contributing were higher average sales prices, which were up 11%.

Northwestern U.S. non-trading margins were higher for the six months ended June 30, 2006, compared with the same period in 2005, primarily due to a 22% increase in hydroelectric generation output.

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

Net energy trading margins increased by $15 million in the second quarter of 2006 compared with the same period in 2005. This increase was primarily due to an $11 million net gain reclassified as trading activity for hedge (non-trading) transactions related to the Griffith plant after the announced plan to sell PPL Energy Supply's interest in the plant (see Note 8 to the Financial Statements).

The physical volumes for electricity and gas associated with energy trading for the three months ended June 30, 2006, were 1,694 GWh and 5.0 Bcf, compared with 1,200 GWh and 3.1 Bcf in the same period last year. The physical volumes for electricity and gas associated with energy trading for the six months ended June 30, 2006, were 3,779 GWh and 9.3 Bcf, compared with 2,265 GWh and 7.6 Bcf in the same period last year.

The amount of energy trading margins from unrealized transactions was an $8 million gain in the second quarter of 2006 compared with a $6 million loss in the same period last year. The amount of energy trading margins from unrealized transactions was a $12 million gain for the six months ended June 30, 2006, compared with a $1 million loss in the same period last year.
Utility Revenues

The increases in utility revenues were attributable to:

	June 30, 2006 vs. June 30, 2005
	Three Months Ended	Six Months Ended
International:
Retail electric delivery (PPL Global)
U.K.	$13	$38
Chile	12	21
El Salvador	4	7
Bolivia	1	3
Foreign currency exchange rates	(4)	(13)
	$26	$56

The increases in utility revenues, excluding foreign currency exchange rates impacts, for both periods were primarily due to:

•	increases of 1% and 2% in sales volumes in the U.K. for the three and six months ended June 30, 2006, compared with the same periods in 2005, and higher average prices overall;
•	increases of 7% in Chilean electric delivery sales volumes and higher average prices overall; and
•	increases of 7% and 8% in electric delivery sales volumes in El Salvador for the three and six months ended June 30, 2006, compared with the same periods in 2005, and higher average prices overall.

Energy-related Businesses

Energy-related businesses contributed $23 million more to operating income for the three months ended June 30, 2006, compared with the same period in 2005. The increase was primarily attributable to $21 million of higher pre-tax contributions from synfuel projects. This reflects:

•	an $18 million net unrealized gain on options purchased to hedge a portion of the risk associated with the phase-out of the synthetic fuel tax credits for 2006 and 2007; and
•	$13 million of lower operating losses due to lower production levels; partially offset by
•	an impairment charge of $10 million on the synfuel-related assets.

Energy-related businesses contributed $42 million more to operating income for the six months ended June 30, 2006, compared with the same period in 2005. The increase was primarily attributable to $41 million of higher pre-tax contributions from synfuel projects. This reflects:

•	a $41 million net unrealized gain on options purchased to hedge a portion of the risk associated with the phase-out of the synthetic fuel tax credits for 2006 and 2007; and
•	$10 million of lower operating losses due to lower production levels; partially offset by
•	an impairment charge of $10 million on the synfuel-related assets.

See Note 11 to the Financial Statements for an overall assessment of synthetic fuel tax credits and a further discussion of the impairment of these facilities.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance expenses was due to:

	June 30, 2006 vs. June 30, 2005
	Three Months Ended	Six Months Ended

Reduction in Enron reserve (Note 2)	$(4)	$(19)
Martins Creek ash basin remediation adjustment (Note 11)	(8)	(11)
NorthWestern litigation accrual in March 2005		(9)
Stock-based compensation (Note 9)	(2)	(5)
Susquehanna plant refueling and inspection costs	7	12
Outage costs at Martins Creek and Brunner Island plants	4	8
Increase in allocation of corporate service costs (Note 12)	5	7
Increase in domestic and international pension and postretirement costs	4	6
Increase in international operation and maintenance expenses	2	5
Lower gains on sales of emission allowances	8	2
Other	(3)	1
	$13	$(3)

Depreciation

The increases in depreciation expense were due to:

	June 30, 2006 vs. June 30, 2005
	Three Months Ended	Six Months Ended

Additions to PP&E	$4	$9
Reduction of useful lives of certain assets	2	4
Foreign currency exchange rates	(2)	(4)
Extension of useful lives of certain generation assets	(1)	(2)
	$3	$7

Other Income - net

See Note 13 to the Financial Statements for details of other income.

Interest Expense

The decreases in interest expense, which includes "Interest Expense with Affiliates," were due to:

	June 30, 2006 vs. June 30, 2005
	Three Months Ended	Six Months Ended

Increase in long-term debt interest expense	$7	$11
Decrease in interest expense with affiliates	(3)	(7)
Increase in capitalized interest	(3)	(5)
Decrease in foreign currency exchange rates	(1)	(4)
Decrease in short-term debt interest expense	(1)	(3)
Other	(1)	(2)
	$(2)	$(10)

Income Taxes

The increases in income taxes were due to:

	June 30, 2006 vs. June 30, 2005
	Three Months Ended	Six Months Ended

Higher pre-tax book income	$28	$75
Reduction in tax benefits related to nonconventional fuel tax credits	32	40
Decrease in tax expense on foreign earnings	(8)
Transfer of WPD tax items in 2006 (Note 5)		(20)
Other	4	2
	$56	$97

See Note 5 to the Financial Statements for details on effective income tax rates.

Discontinued Operations

In the second quarter of 2006, PPL Energy Supply recorded a $24 million loss on the sale of its ownership interest in the Griffith plant, which is net of a tax benefit of $16 million. The "Loss from Discontinued Operations" also includes the acceleration of net unrealized gains on derivatives associated with the Griffith plant of $7 million after tax.

In the second quarter of 2005, PPL Energy Supply reported a $47 million loss, which is net of a tax benefit of $26 million, in connection with the sale of its Sundance power plant.

See "Discontinued Operations" in Note 8 to the Financial Statements for information on these sales, along with information regarding operating losses recorded in 2006 and 2005 for the Griffith plant prior to the sale and for operating losses recorded in 2005 prior to the Sundance sale.

Financial Condition

Liquidity and Capital Resources

At June 30, 2006, PPL Energy Supply had $324 million of cash, cash equivalents and short-term investments and $2 million of short-term debt. At December 31, 2005, PPL Energy Supply had $260 million of cash, cash equivalents and short-term investments and $180 million of short-term debt (including a note payable to an affiliate). The $64 million increase in PPL Energy Supply's cash, cash equivalents and short-term investments position was primarily the net result of:

•	$498 million of cash provided by operating activities;
•	the issuance of $300 million of long-term debt;
•	contributions from Member of $116 million; and
•	$115 million of proceeds from the sale of PPL Energy Supply's interest in the Griffith plant; offset by
•	a net decrease in short-term debt (including a note payable to an affiliate) of $179 million (excluding a $1 million impact of currency translation adjustments);
•	distributions to Member of $366 million;
•	$360 million of capital expenditures; and
•	$25 million of net purchases of emission allowances.

Convertible Senior Notes

The terms of PPL Energy Supply's 2.625% Convertible Senior Notes due 2023 include a market price trigger that permits holders to convert the notes during any fiscal quarter if the closing sale price of PPL's common stock exceeds $29.83 for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter. This market price trigger was met in the first and second quarters of 2006. Therefore, holders of the Convertible Senior Notes were entitled to convert their notes at any time during the second quarter of 2006 and are also entitled to convert their notes any time during the third quarter of 2006. When holders elect to convert the Convertible Senior Notes, PPL Energy Supply is required to settle the principal amount in cash and any conversion premium in cash or PPL common stock.

During the second quarter of 2006, Convertible Senior Notes in an aggregate principal amount of $29 million were presented for conversion, of which $15 million was settled in the second quarter of 2006 and the remaining $14 million was settled in the third quarter of 2006. The total conversion premium related to these conversions was $7 million, which was settled with 102,816 shares of PPL common stock and 130,612 shares of PPL common stock in the second and third quarters of 2006 along with an insignificant amount of cash in lieu of fractional shares. After such conversions, PPL Energy Supply had approximately $370 million of Convertible Senior Notes that could be presented for conversion in the third quarter of 2006. PPL and PPL Energy Supply have, and expect to continue to have, access to sufficient liquidity sources to fund any future conversions.

Credit Facilities

In March 2006, PPL Energy Supply extended the expiration date of its 364-day reimbursement agreement, under which it can cause the bank to issue up to $200 million of letters of credit, to March 2007. In June 2006, PPL Energy Supply entered into a $1.9 billion Amended and Restated Five-Year Credit Agreement, which expires in June 2011. This credit agreement amended and restated and combined into one credit facility the following three five-year credit facilities of PPL Energy Supply: the $800 million facility expiring in June 2010, the $600 million facility expiring in June 2010 and the $500 million facility expiring in December 2010.

Debt Financings

PPL Energy Supply issued $300 million of 6.20% Senior Notes due 2016 (6.20% Notes) in May 2006 and issued an additional $150 million of the 6.20% Notes in July 2006. The 6.20% Notes may be redeemed at any time prior to maturity at PPL Energy Supply's option at make-whole redemption prices. In July 2006, PPL Energy Supply also issued $250 million of 7% Senior Notes due 2046 (7% Notes). The 7% Notes are not subject to redemption prior to July 15, 2011. On or after July 15, 2011, PPL Energy Supply may, at its option, redeem the 7% Notes, in whole or in part, at par. Proceeds from the sale of both the 6.20% Notes and 7% Notes are expected to be used for capital expenditures, including expenditures relating to PPL Energy Supply's installation of pollution control equipment at two of its coal-fired power plants in Pennsylvania, and for general corporate purposes.

In July 2006, Emel issued 3 million UF (inflation-indexed Chilean Pesos) denominated bonds in two series. The first series consists of 1 million UF denominated bonds that mature in 2011, are callable at par on or after June 1, 2009, and bear interest at 3.75%. The second series consists of 2 million UF denominated bonds with serial maturities from 2021 through 2027, which are callable on or after June 1, 2014, at a specified calculated value on the call date and bear interest at 4.50%. The proceeds will be used to pay in full Emel's 3 million UF denominated bond maturity in August 2006, which was approximately $102 million and has been classified as "Long-term Debt" on the Balance Sheet as of June 30, 2006.

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

Capital Expenditures

The schedule below shows PPL Energy Supply's capital expenditure projections as of June 30, 2006, for the years 2006 through 2010.

	Projected
	2006	2007	2008	2009	2010
Construction expenditures (a)
Generating facilities	$266	$233	$180	$202	$174
Transmission and distribution facilities	291	289	291	298	310
Environmental	337	576	375	118	70
Other	36	37	2	2	2
Total Construction Expenditures	930	1,135	848	620	556
Nuclear fuel	79	92	97	97	99
Total Capital Expenditures	$1,009	$1,227	$945	$717	$655

(a)	Construction expenditures include AFUDC and capitalized interest, which are expected to be $147 million for the 2006-2010 period.

PPL Energy Supply's capital expenditure projections for the years 2006-2010 total $4.6 billion. Capital expenditure plans are revised periodically to reflect changes in operational, market and regulatory conditions. The above schedule has been revised from that which was presented in PPL Energy Supply's 2005 Form 10-K, primarily to reflect the installation costs of cooling towers at the Brunner Island plant. See Note 11 to the Financial Statements for additional information.

PPL Energy Supply plans to fund all of its capital expenditures in 2006 with cash on hand, cash from operations and the issuance of debt securities.

For additional information on PPL Energy Supply's liquidity and capital resources, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in PPL Energy Supply's 2005 Form 10-K.

Risk Management - Energy Marketing & Trading and Other

Market Risk

Commodity Price Risk (Non-Trading)

PPL Energy Supply's non-trading commodity derivative contracts mature at various times through 2012. PPL Energy Supply segregates its non-trading activities as either hedge or economic. Transactions that are accounted for as hedge activity qualify for special hedge accounting treatment under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and interpreted. The non-trading economic category includes transactions that address a specific risk, but are not eligible for hedge accounting or hedge accounting is not elected. Included in the non-trading economic category are certain load-following energy obligations and related supply contracts, financial transmission rights, crude oil swaps to hedge rail transportation charges and hedges of synthetic fuel tax credits. The fair value of these non-trading economic contracts as of June 30, 2006, including net premiums on related options, was $84 million. The following chart sets forth PPL Energy Supply's net fair value of the non-trading contracts.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Fair value of contracts outstanding at the beginning of the period	$(96)	$(106)	$(278)	$(9)
Contracts realized or otherwise settled during the period	(4)	(15)	5	(24)
Fair value of new contracts at inception		13		13
Other changes in fair values	5	(19)	178	(107)
Fair value of contracts outstanding at the end of the period	$(95)	$(127)	$(95)	$(127)

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

The following chart segregates estimated fair values of PPL Energy Supply's non-trading commodity derivative contracts at June 30, 2006, based on whether the fair values are determined by quoted market prices or other more subjective means.

	Fair Value of Contracts at Period-End Gains (Losses)
	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years	Total Fair Value
Source of Fair Value
Prices actively quoted	$7	$2	$1		$10
Prices provided by other external sources	(40)	(157)	(44)	$1	(240)
Prices based on models and other valuation methods	79	56			135
Fair value of contracts outstanding at the end of the period	$46	$(99)	$(43)	$1	$(95)

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

As of June 30, 2006, PPL Energy Supply estimated that a 10% adverse movement in market prices across all geographic areas and time periods, excluding the effect of any commodity price correlations, would have decreased the value of the commodity contracts in its non-trading portfolio by $244 million. For purposes of this calculation, an increase in the market price for electricity is considered an adverse movement because PPL Energy Supply's electricity portfolio is generally in a net sales position, and the decrease in the market price for fuel is considered an adverse movement because PPL Energy Supply's commodity fuels portfolio is generally in a net purchase position. PPL Energy Supply enters into these commodity contracts to reduce the market risk inherent in the generation of electricity.

In accordance with its marketing strategy, PPL Energy Supply does not completely hedge its generation output or fuel requirements. PPL Energy Supply estimates that for its entire portfolio, including all generation, emissions and physical and financial energy positions, a 10% adverse change in power prices across all geographic zones and time periods would decrease expected 2006 pre-tax gross margins by $6 million. Similarly, a 10% adverse movement in all fossil fuel prices would decrease 2006 gross margins by $51 million.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Fair value of contracts outstanding at the beginning of the period	$12	$16	$5	$9
Contracts realized or otherwise settled during the period	(7)	(3)	(18)	(6)
Fair value of new contracts at inception	(1)	1	3	4
Other changes in fair values	15	(3)	29	4
Fair value of contracts outstanding at the end of the period	$19	$11	$19	$11

PPL Energy Supply will reverse $4 million of the $19 million unrealized trading gains over the next three months of 2006 as the transactions are realized.

The following chart segregates estimated fair values of PPL Energy Supply's trading portfolio at June 30, 2006, based on whether the fair values are determined by quoted market prices or other more subjective means.

	Fair Value of Contracts at Period-End Gains (Losses)
	Maturity Less Than 1 year	Maturity 1-3 years	Maturity 4-5 years	Maturity in Excess of 5 Years	Total Fair Value
Source of Fair Value
Prices actively quoted	$5	$1			$6
Prices provided by other external sources	8	2	$2		12
Prices based on models and other valuation methods		1			1
Fair value of contracts outstanding at the end of the period	$13	$4	$2		$19

See "Commodity Price Risk (Non-trading)" for information on the various sources of fair value.

As of June 30, 2006, PPL Energy Supply estimated that a 10% adverse movement in market prices across all geographic areas and time periods, excluding the effect of any commodity price correlations, would have decreased the value of the commodity contracts in its trading portfolio by $24 million.

Interest Rate Risk

PPL Energy Supply and its subsidiaries have issued debt to finance their operations, which increases their interest expense risk. Both PPL and PPL Energy Supply manage interest rate risk for PPL Energy Supply by using various financial derivative products to adjust the mix of fixed and floating interest rates in PPL Energy Supply's debt portfolio, adjust the duration of its debt portfolio and lock in treasury rates (and interest rate spreads over treasuries) in anticipation of future financing, when appropriate. Risk limits under the risk management program are designed to balance risk exposure to volatility in interest expense and changes in the fair value of PPL Energy Supply's debt portfolio due to changes in the absolute level of interest rates.

At June 30, 2006, PPL Energy Supply's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was $2 million.

PPL Energy Supply is also exposed to changes in the fair value of its domestic and international debt portfolios. At June 30, 2006, PPL Energy Supply estimated that its potential exposure to a change in the fair value of its debt portfolio, through a 10% adverse movement in interest rates, was $167 million.

PPL and PPL Energy Supply utilize various risk management instruments to reduce PPL Energy Supply's exposure to the expected future cash flow variability of its debt instruments. These risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financing. While PPL Energy Supply is exposed to changes in the fair value of these instruments, any changes in the fair value of these instruments are recorded in equity and then reclassified into earnings in the same period during which the item being hedged affects earnings. At June 30, 2006, the market value of these instruments, representing the amount PPL Energy Supply would receive upon their termination, was $47 million. At June 30, 2006, PPL Energy Supply estimated that its potential exposure to a change in the fair value of these instruments, through a 10% adverse movement in the hedged exposure, was $32 million.

PPL and PPL Energy Supply also utilize various risk management instruments to adjust the mix of fixed and floating interest rates in PPL Energy Supply's debt portfolio. While PPL Energy Supply is exposed to changes in the fair value of these instruments, any change in market value is recorded with an equal and offsetting change in the value of the debt being hedged. At June 30, 2006, PPL Energy Supply estimated that its potential exposure to a change in the fair value of these instruments, through a 10% adverse movement in interest rates, was $2 million.

Foreign Currency Risk

PPL Energy Supply is exposed to foreign currency risk, primarily through investments in affiliates in the U.K. and Latin America. In addition, PPL Energy Supply may make purchases of equipment in currencies other than U.S. dollars.

PPL and PPL Energy Supply have adopted a foreign currency risk management program designed to hedge certain foreign currency exposures, including firm commitments, recognized assets or liabilities and net investments. In addition, PPL and PPL Energy Supply enter into financial instruments to protect against foreign currency translation risk of expected earnings.

To protect 2006 expected income in Chilean pesos, PPL Energy Supply entered into an average rate forward for 8 billion Chilean pesos. The settlement date of this forward is November 2006. At June 30, 2006, the market value of this position, representing the amount PPL Energy Supply would receive upon its termination, was insignificant. PPL Energy Supply estimated that its potential additional exposure to a change in the market value of this instrument, through a 10% adverse movement in foreign currency exchange rates, was insignificant at June 30, 2006.

To protect 2006 expected income denominated in British pounds sterling, PPL entered into a combination of average rate forwards and average rate options for £88 million. In connection with these transactions, PPL Energy Supply entered into average rate forwards and average rate options with PPL that have terms identical to those executed by PPL. These forwards and options terminate in November 2006. At June 30, 2006, the market value of these positions, representing the amount PPL Energy Supply would pay upon their termination, was $1 million. PPL Energy Supply estimated that its potential additional exposure to a change in the market value of these instruments, through a 10% adverse movement in foreign currency exchange rates, was $2 million at June 30, 2006.

WPDH Limited holds a net position in cross-currency swaps totaling $1.1 billion to hedge the interest payments and value of its U.S. dollar-denominated bonds with maturity dates ranging from December 2006 to December 2028. The estimated value of this position at June 30, 2006, being the amount PPL Energy Supply would pay to terminate it, including accrued interest, was $271 million. PPL Energy Supply estimated that its potential additional exposure to a change in the market value of these instruments, through a 10% adverse movement in foreign currency exchange rates, was $139 million at June 30, 2006.

On the Statement of Income, gains and losses associated with hedges of interest payments denominated in foreign currencies are reflected in "Interest Expense." Gains and losses associated with the purchase of equipment are reflected in "Depreciation." Gains and losses associated with net investment hedges remain in accumulated other comprehensive loss, a component of "Member's Equity" on the Balance Sheets, until the investment is sold or substantially liquidated.

Nuclear Decommissioning Trust Funds - Securities Price Risk

In connection with certain NRC requirements, PPL Susquehanna maintains trust funds to fund certain costs of decommissioning the Susquehanna station. As of June 30, 2006, these funds were invested primarily in domestic equity securities and fixed-rate, fixed-income securities and are reflected at fair value on PPL Energy Supply's Balance Sheet. The mix of securities is designed to provide returns to be used to fund Susquehanna's decommissioning and to compensate for inflationary increases in decommissioning costs. However, the equity securities included in the trusts are exposed to price fluctuation in equity markets, and the values of fixed-rate, fixed-income securities in the trusts are exposed to changes in interest rates. PPL Susquehanna actively monitors the investment performance and periodically reviews asset allocation in accordance with its nuclear decommissioning trust policy statement. At June 30, 2006, a hypothetical 10% increase in interest rates and a 10% decrease in equity prices would have resulted in an estimated $34 million reduction in the fair value of the trust assets. See Note 21 in PPL Energy Supply's 2005 Form 10-K for more information regarding the nuclear decommissioning trust funds.

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

PPL Energy Supply purchased options in 2005 to mitigate some of the reductions in synthetic fuel tax credits if the annual average wellhead price for 2006 and 2007 falls within the applicable phase-out range. These positions did not qualify for hedge accounting treatment. The mark-to-market value of these positions at June 30, 2006, was a gain of $57 million. Of this total, $24 million and $47 million was recorded during the three and six months ended June 30, 2006, and is reflected in "Energy-related businesses" revenues on the Statement of Income.

As of June 30, 2006, PPL Energy Supply estimated that a 10% adverse movement in market prices of crude oil would have decreased the value of the synthetic fuel hedges by $39 million. For purposes of this calculation, a decrease in the market price for crude oil is considered an adverse movement.

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

PPL Energy Supply is currently planning incremental capacity increases of 270 MW at several existing domestic generating facilities. Offsetting this increase is an expected 30 MW reduction in generation capability at each of the Brunner Island and Montour plants, due to the estimated increases in station service usage during the scrubber operation. See Note 11 for additional information.

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

The following information should be read in conjunction with PPL Electric's Condensed Consolidated Financial Statements and the accompanying Notes and in conjunction with PPL Electric's 2005 Form 10-K.

Terms and abbreviations are explained in the glossary. Dollars are in millions unless otherwise noted.

Results of Operations

The following discussion, which explains significant changes in principal items on PPL Electric's Statements of Income, compares the three and six months ended June 30, 2006, with the same periods in 2005.

The Statements of Income reflect the results of past operations and are not intended as any indication of future operating results. Future operating results will necessarily be affected by various and diverse factors and developments. Furthermore, because results for interim periods can be disproportionately influenced by various factors and developments and by seasonal variations, the results of operations for interim periods do not necessarily indicate results or trends for the year.

Earnings

Income available to PPL was as follows:

Three Months Ended June 30,		Six Months Ended June 30,
2006	2005	2006	2005

$30	$36	$81	$51

The after-tax changes in income available to PPL were due to:

	June 30, 2006 vs. June 30, 2005
	Three Months Ended	Six Months Ended

Delivery revenues (net of CTC/ITC amortization, interest expense on transition bonds and ancillary charges)	$1
Operation and maintenance expenses	(5)	$2
Other	(2)	(1)
Unusual items		29
	$(6)	$30

The following after-tax items, which management considers unusual, had a significant impact on earnings.

	Six Months Ended June 30,
	2006	2005

PJM billing dispute		$(27)
Acceleration of stock-based compensation expense for periods prior to 2005 (Note 9)		(2)
Total		$(29)

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

•
Lower operation and maintenance expenses in the first six months of 2006 were primarily due to the costs incurred in January 2005, when severe ice storms hit PPL Electric's service territory. The total cost of restoring service to 238,000 customers, excluding capitalized costs and regular payroll expenses, was $16 million. Partially offsetting this variance were higher flood-related costs in the second quarter of 2006, and higher tree trimming costs for the six months ended June 30, 2006.

In August 2005, the PUC issued an order granting PPL Electric's petition for authority to defer and amortize for regulatory accounting and reporting purposes a portion of the ice storm costs, subject to certain conditions. As a result of the PUC Order and in accordance with SFAS 71, "Accounting for the Effects of Certain Types of Regulation," in the third quarter of 2005, PPL Electric deferred $12 million of its previously expensed storm costs. The deferral was based on its assessment of the timing and likelihood of recovering the deferred costs in PPL Electric's next distribution base rate case. At this time, PPL Electric cannot be certain that it will recover the storm costs, nor can it predict whether future incidents of severe weather will cause significant facility damage and service disruptions that would also result in significant costs.

Outlook

PPL Electric projects lower delivery earnings in 2006 compared with 2005 due to favorable weather impacts in 2005. In addition, operation and maintenance expenses are expected to be higher in 2006.

Statement of Income Analysis --

Operating Revenues

Retail Electric

The increases in revenues from retail electric operations were attributable to:

	June 30, 2006 vs. June 30, 2005
	Three Months Ended	Six Months Ended
PLR electric generation supply	$33	$67
Electric delivery	(11)	(14)
Other	1	2
	$23	$55

Higher PLR revenues for both periods resulted from an increase of 8.4% in prices and an increase in commercial and industrial sales volumes, due in part to the return of customers previously served by alternate suppliers, offset by a decrease in residential sales volumes, due in part to milder weather in 2006 compared to 2005.

The decreases in electric delivery revenues for both periods resulted primarily from the impact of milder weather on residential sales in 2006 compared to 2005.

Wholesale Electric to Affiliate

PPL Electric has a contract to sell to PPL EnergyPlus the electricity that PPL Electric purchases under contracts with NUGs. The increases of $7 million and $8 million in wholesale revenue to affiliate for the three and six months ended June 30, 2006, compared with the same periods in 2005, were primarily due to an unplanned outage at a NUG facility during the second quarter of 2005. PPL Electric therefore had more electricity to sell to PPL EnergyPlus in 2006.

Energy Purchases

Energy purchases decreased by $36 million for the six months ended June 30, 2006, compared with the same period in 2005, primarily due to a $39 million pre-tax loss accrual for the PJM billing dispute recorded in the first quarter of 2005. See Note 11 to the Financial Statements for additional information regarding the loss accrual recorded for the PJM billing dispute.

Energy Purchases from Affiliate

Energy purchases from affiliate increased by $31 million and $62 million for the three and six months ended June 30, 2006, compared with the same periods in 2005. The increases reflect an 8.4% increase in prices for energy purchased under the power supply contracts with PPL EnergyPlus needed to support PLR load. The six months ended June 2006 increase was slightly offset by a decrease in that load.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance expenses was due to:

	June 30, 2006 vs. June 30, 2005
	Three Months Ended	Six Months Ended
Costs associated with severe ice storms in January 2005 (Note 1)		$(16)
PUC reportable storm costs in 2006	$3	7
Cost escalations	3	5
Tree trimming costs	1	2
Allocation of corporate service costs (Note 12)	1	(2)
Stock-based compensation (Note 9)		(3)
Other	1	1
	$9	$(6)

Other Income - net

See Note 13 to the Financial Statements for details of other income.

Financing Costs

The decreases in financing costs, which include "Interest Expense," "Interest Expense with Affiliate" and "Dividends on Preferred Securities," were due to:

	June 30, 2006 vs. June 30, 2005
	Three Months Ended	Six Months Ended

Dividends on 6.25% Series Preference Stock	$4	$4
Additional interest on PLR contract collateral	1	3
Decrease in long-term debt interest expense	(5)	(10)
Interest accrued in 2005 for PJM billing dispute (Note 11)		(8)
Other	(1)	(1)
	$(1)	$(12)

Income Taxes

Income taxes decreased by $8 million and increased by $18 million for the three and six months ended June 30, 2006, compared with the same periods in 2005, primarily due to changes in pre-tax book income in 2006 relative to 2005.

See Note 5 to the Financial Statements for details on effective income tax rates.

Financial Condition

Liquidity and Capital Resources

At June 30, 2006, PPL Electric had $112 million of cash, cash equivalents and short-term investments and $42 million of short-term debt. At December 31, 2005, PPL Electric had $323 million of cash, cash equivalents and short-term investments and $42 million of short-term debt. The $211 million decrease in PPL Electric's cash, cash equivalents and short-term investments position was primarily the net result of:

•	the retirement of $297 million of long-term debt;
•	the purchase of $200 million of common stock from PPL;
•	the payment of $69 million of common stock dividends to PPL; and
•	$97 million of capital expenditures; offset by
•	$245 million of net proceeds from the issuance of preference stock; and
•	$200 million of cash provided by operating activities.

Preference Stock

In April 2006, PPL Electric sold 10 million depositary shares, each representing a quarter interest in a share of PPL Electric's 6.25% Series Preference Stock (Preference Shares), totaling $250 million. In connection with the sale of the depositary shares, PPL Electric issued 2.5 million Preference Shares, with a liquidation preference of $100 per share, to the bank acting as a depositary. The net proceeds of $245 million from the offering were used to repurchase $200 million of PPL Electric's common stock held by PPL, and for other general corporate purposes.

Holders of the depositary shares are entitled to all proportional rights and preferences of the Preference Shares, including dividend, voting, redemption and liquidation rights, exercised through the depositary. The Preference Shares rank senior to PPL Electric's common stock and junior to its preferred stock, and they have no voting rights, except as provided by law.

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

Credit Facilities

In June 2006, PPL Electric amended and restated the credit agreement for its $200 million five-year credit facility and extended the expiration date to June 2011. PPL Electric's $100 million three-year credit facility expired in June 2006 and was not renewed. In July 2006, PPL Electric extended the expiration date of the credit agreement related to its participation in an asset-backed commercial paper program to July 2007.

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

Capital Expenditures

The schedule below shows PPL Electric's capital expenditure projections as of June 30, 2006, for the years 2006 through 2010.

	Projected
	2006	2007	2008	2009	2010
Construction expenditures (a)
Transmission and distribution facilities	$206	$231	$211	$246	$296
Other	12	13	15	11	13
Total Capital Expenditures	$218	$244	$226	$257	$309

(a)	Construction expenditures include AFUDC, which is expected to be $15 million for the 2006-2010 period.

PPL Electric's capital expenditure projections for the years 2006-2010 total $1.3 billion. Capital expenditure plans are revised periodically to reflect changes in operational, market and regulatory conditions.

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

Interest Rate Risk

PPL Electric has issued debt to finance its operations, which increases its interest expense risk. At June 30, 2006, PPL Electric's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was insignificant.

PPL Electric is also exposed to changes in the fair value of its debt portfolio. At June 30, 2006, PPL Electric estimated that its potential exposure to a change in the fair value of its debt portfolio, through a 10% adverse movement in interest rates, was $43 million.

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

The registrants' principal executive officers and principal financial officers, based on their evaluation of the registrants' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) have concluded that, as of June 30, 2006, the registrants' disclosure controls and procedures are effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period for which this quarterly report has been prepared. The aforementioned principal officers have concluded that the disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officers, to allow for timely decisions regarding required disclosure.

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

Item 4. Submission of Matters to a Vote of Security Holders

At PPL's Annual Meeting of Shareowners held on April 28, 2006, the shareowners:

(1)	Elected the four nominees for the office of director. The votes for individual nominees were:
		Number of Votes
		For	Withhold Authority
	John W. Conway	309,884,428	4,967,300
	E. Allen Deaver	308,546,088	6,305,640
	James H. Miller	308,899,798	5,951,930
	Susan M. Stalnecker	309,845,119	5,006,609

(2)	Re-approved PPL's Short-Term Incentive Plan for executive officers of PPL and its affiliates. The vote was 296,516,181 in favor and 13,649,134 against, with 4,686,413 abstaining.

(3)
Ratified the appointment of Ernst & Young LLP as independent registered public accounting firm for the year ending December 31, 2006. The vote was 310,290,139 in favor and 1,662,358 against, with 2,899,231 abstaining.

(4)
Adopted a shareowner proposal that the "Board of Directors take each step necessary for a simple majority vote to apply on each issue that can be subject to shareholder vote to the greatest extent possible." The vote was 184,346,790 in favor and 78,458,333 against, with 6,420,761 abstaining and 45,625,844 broker non-votes.

At PPL Electric's Annual Meeting of Shareowners held on April 26, 2006, the shareowners:

(1)
Elected all seven nominees for the office of director. John R. Biggar, Dean A. Christiansen, Robert J. Grey, William F. Hecht, Rick L. Klingensmith, James H. Miller, and John F. Sipics were elected with 78,029,863 votes cast for each director, no votes cast against and no votes abstaining.

(2)
Approved an amendment to Article V of PPL Electric's Amended and Restated Articles of Incorporation to increase the authorized amount of Preference Stock from 5,000,000 to 10,000,000 shares, without nominal or par value. The vote was 78,029,863 in favor, with no votes cast against and no votes abstaining.

Item 6. Exhibits

4(a)	-	Supplement, dated May 1, 2006, to Indenture, dated October 1, 2001, by PPL Energy Supply and JPMorgan Chase Bank, N.A., as Trustee
4(b)	-	Supplement, dated July 1, 2006, to Indenture, dated October 1, 2001, by PPL Energy Supply and JPMorgan Chase Bank, N.A., as Trustee
4(c)	-	Supplement, dated July 1, 2006, to Indenture, dated October 1, 2001, by PPL Energy Supply and JPMorgan Chase Bank, N.A., as Trustee
*10(a)	-
$1.9 billion Amended and Restated Five-Year Credit Agreement dated as of June 9, 2006, among PPL Energy Supply, LLC, as Borrower, and the banks named therein (PPL Energy Supply, LLC Form 8-K Report (File No. 333-74794) dated June 14, 2006)

*10(b)	-
$200 million Second Amended and Restated Five-Year Credit Agreement dated as of June 9, 2006, among PPL Electric Utilities Corporation, as Borrower, and the banks named therein (PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated June 14, 2006)

*10(c)	-
Confirmation Letter dated July 5, 2006, between PPL Montana, LLC and NorthWestern Corporation (PPL Corporation and PPL Energy Supply, LLC Form 8-K Reports (File Nos. 1-11459 and 333-74794) dated July 6, 2006)

10(d)	-
Fourth Amendment to Credit and Security Agreement dated as of July 31, 2006, among PPL Receivables Corporation, PPL Electric Utilities Corporation, Variable Funding Capital Company, LLC and Wachovia Bank, National Association

12(a)	-	PPL Corporation and Subsidiaries Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
12(b)	-	PPL Energy Supply, LLC and Subsidiaries Computation of Ratio of Earnings to Fixed Charges
12(c)	-	PPL Electric Utilities Corporation and Subsidiaries Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
* - Previously filed

Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended June 30, 2006, filed by the following officers for the following companies:

31(a)	-	William F. Hecht for PPL Corporation
31(b)	-	John R. Biggar for PPL Corporation
31(c)	-	William F. Hecht for PPL Energy Supply, LLC
31(d)	-	Paul A. Farr for PPL Energy Supply, LLC
31(e)	-	John F. Sipics for PPL Electric Utilities Corporation
31(f)	-	Paul A. Farr for PPL Electric Utilities Corporation

Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended June 30, 2006, furnished by the following officers for the following companies:

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

PPL Corporation
(Registrant)

PPL Energy Supply, LLC
(Registrant)

PPL Electric Utilities Corporation
(Registrant)

Date: August 3, 2006	/s/ Matt Simmons
Matt Simmons
Vice President and Controller
(Principal Accounting Officer)