Form 10-Q
period 2007-03-31
PPL CORP; PPL ENERGY SUPPLY LLC; PPL ELECTRIC UTILITIES CORP
filed 2007-05-03
CIK 922224, 1161976, 317187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2007
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________ to ___________

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.

1-11459	PPL Corporation (Exact name of Registrant as specified in its charter) (Pennsylvania) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-2758192

333-74794	PPL Energy Supply, LLC (Exact name of Registrant as specified in its charter) (Delaware) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-3074920

1-905	PPL Electric Utilities Corporation (Exact name of Registrant as specified in its charter) (Pennsylvania) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-0959590

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

	Large accelerated filer	Accelerated filer	Non-accelerated filer
PPL Corporation	[ X ]	[ ]	[ ]
PPL Energy Supply, LLC	[ ]	[ ]	[ X ]
PPL Electric Utilities Corporation	[ ]	[ ]	[ X ]

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

PPL Corporation	Yes	No X
PPL Energy Supply, LLC	Yes	No X
PPL Electric Utilities Corporation	Yes	No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

PPL Corporation	Common stock, $.01 par value, 385,949,422 shares outstanding at April 30, 2007.

PPL Energy Supply, LLC	PPL Corporation indirectly holds all of the membership interests in PPL Energy Supply, LLC.

PPL Electric Utilities Corporation	Common stock, no par value, 66,368,056 shares outstanding and all held by PPL Corporation at April 30, 2007.

This document is available free of charge at the Investor Center on PPL's Web site at www.pplweb.com. However, information on this Web site does not constitute a part of this Form 10-Q.

PPL CORPORATION
PPL ENERGY SUPPLY, LLC
PPL ELECTRIC UTILITIES CORPORATION

FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2007

GLOSSARY OF TERMS AND ABBREVIATIONS

PPL Corporation and its current and former subsidiaries

Elfec - Empresa de Luz y Fuerza Electrica Cochabamba S.A., a Bolivian electric distribution company in which PPL Global has a majority ownership interest.

Emel - Empresas Emel S.A., a Chilean electric distribution holding company in which PPL Global has a majority ownership interest.

Griffith - a 600 MW gas-fired station in Kingman, Arizona, that was jointly owned by an indirect subsidiary of PPL Generation and LS Power Group until the sale of PPL Generation's interest in June 2006.

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

SIUK Capital Trust I - a business trust created to issue preferred securities and whose common securities were held by WPD LLP. The securities were redeemed in February 2007.

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

Other terms and abbreviations

£ - British pounds sterling.

2006 Form 10-K - Annual Report to the SEC on Form 10-K for the year ended December 31, 2006.

APB - Accounting Principles Board.

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

EWG - exempt wholesale generator.

FASB - Financial Accounting Standards Board, a rulemaking organization that establishes financial accounting and reporting standards.

FERC - Federal Energy Regulatory Commission, the federal agency that regulates interstate transmission and wholesale sales of electricity and related matters.

FIN - FASB Interpretation.

Fitch - Fitch, Inc.

FSP - FASB Staff Position

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

PP&E - property, plant and equipment.

Preferred Securities - company-obligated mandatorily redeemable preferred securities issued by SIUK Capital Trust I, which solely held debentures of WPD LLP. The securities of SIUK Capital Trust I were redeemed in February 2007.

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

Scrubber - an air pollution control device that can remove particulates and/or gases (such as sulfur dioxide) from exhaust gases.

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

VaR - value-at-risk.

FORWARD-LOOKING INFORMATION

Statements contained in this Form 10-Q concerning expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts are "forward-looking statements" within the meaning of the federal securities laws. Although PPL, PPL Energy Supply and PPL Electric believe that the expectations and assumptions reflected in these statements are reasonable, there can be no assurance that these expectations will prove to be correct. These forward-looking statements involve a number of risks and uncertainties, and actual results may differ materially from the results discussed in the forward-looking statements. In addition to the specific factors discussed in "Item 1A. Risk Factors" in the companies' 2006 Form 10-K and in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-Q report, the following are among the important factors that could cause actual results to differ materially from the forward-looking statements:

•	market demand and prices for energy, capacity and fuel;
•	market prices for crude oil and the potential impact on synthetic fuel operations, synthetic fuel purchases from third parties and the phase-out of synthetic fuel tax credits;
•	weather conditions affecting generation production, customer energy usage and operating costs;
•	competition in retail and wholesale power markets;
•	liquidity of wholesale power markets;
•	defaults by our counterparties under our energy or fuel contracts;
•	the effect of any business or industry restructuring;
•	the profitability and liquidity, including access to capital markets and credit facilities, of PPL and its subsidiaries;
•	new accounting requirements or new interpretations or applications of existing requirements;
•	operation and availability of existing generation facilities and operating costs;
•	transmission and distribution system conditions and operating costs;
•	current and future environmental conditions and requirements and the related costs of compliance, including environmental capital expenditures and emission allowances and other expenses;
•	significant delays in the planned installation of pollution control equipment at certain coal-fired generating units in Pennsylvania due to weather conditions, contractor performance or other reasons;
•	market prices of commodity inputs for ongoing capital expenditures;
•	collective labor bargaining negotiations;
•	development of new projects, markets and technologies;
•	performance of new ventures;
•	asset acquisitions and dispositions;
•	political, regulatory or economic conditions in states, regions or countries where PPL or its subsidiaries conduct business;
•	any impact of hurricanes or other severe weather on PPL and its subsidiaries, including any impact on fuel prices;
•	receipt of necessary governmental permits, approvals and rate relief;
•	new state, federal or foreign legislation, including new tax legislation;
•	state, federal and foreign regulatory developments;
•	the impact of any state, federal or foreign investigations applicable to PPL and its subsidiaries and the energy industry;
•	capital market conditions, including changes in interest rates, and decisions regarding capital structure;
•	stock price performance of PPL;
•	the market prices of equity securities and the impact on pension costs and resultant cash funding requirements for defined benefit pension plans;
•	securities and credit ratings;
•	foreign currency exchange rates;
•	the outcome of litigation against PPL and its subsidiaries;
•	potential effects of threatened or actual terrorism or war or other hostilities; and
•	the commitments and liabilities of PPL and its subsidiaries.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, except per share data)
	Three Months Ended March 31,
	2007	2006
Operating Revenues
Utility	$1,175	$1,112
Unregulated retail electric	22	25
Wholesale energy marketing	249	335
Net energy trading margins	7	10
Energy-related businesses	185	168
Total	1,638	1,650

Operating Expenses
Operation
Fuel	299	241
Energy purchases	120	223
Other operation and maintenance	336	311
Amortization of recoverable transition costs	81	72
Depreciation	118	102
Taxes, other than income	79	70
Energy-related businesses (Note 8)	202	158
Total	1,235	1,177

Operating Income	403	473

Other Income - net	26	8

Interest Expense	121	114

Income from Continuing Operations Before Income Taxes, Minority Interest and Dividends on Preferred Securities of a Subsidiary	308	367

Income Taxes	74	95

Minority Interest	1

Dividends on Preferred Securities of a Subsidiary	5	1

Income from Continuing Operations	228	271

(Loss) Income from Discontinued Operations (net of income taxes) (Note 8)	(25)	9

Net Income	$203	$280

Earnings Per Share of Common Stock:
Income from Continuing Operations:
Basic	$0.59	$0.71
Diluted	$0.58	$0.70
Net Income:
Basic	$0.53	$0.74
Diluted	$0.52	$0.73

Dividends Declared Per Share of Common Stock	$0.305	$0.275

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Three Months Ended March 31,
	2007	2006
Cash Flows from Operating Activities
Net income	$203	$280
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	124	108
Amortizations - recoverable transition costs and other	108	77
Pension and other postretirement benefits - net	22	(3)
Deferred income taxes and investment tax credits	(32)	(48)
Impairment of assets held for sale	65
Other	(33)	(34)
Change in current assets and current liabilities
Accounts receivable	(48)	(99)
Accounts payable	(29)	(15)
Fuel, materials and supplies	58	(20)
Prepayments	(135)	(95)
Other	(21)	147
Other operating activities
Other assets	16	(15)
Other liabilities	(12)	14
Net cash provided by operating activities	286	297

Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(341)	(198)
Purchases of emission allowances	(4)	(53)
Proceeds from the sale of emission allowances	30	29
Purchases of nuclear decommissioning trust investments	(42)	(73)
Proceeds from the sale of nuclear decommissioning trust investments	38	69
Purchases of short-term investments	(127)	(39)
Proceeds from the sale of short-term investments	132	97
Net decrease (increase) in restricted cash	10	(6)
Other investing activities	5	15
Net cash used in investing activities	(299)	(159)

Cash Flows from Financing Activities
Issuance of long-term debt	505
Retirement of long-term debt	(201)	(225)
Issuance of common stock	5	2
Payment of common stock dividends	(105)	(95)
Net increase (decrease) in short-term debt	29	(36)
Other financing activities	(12)	(1)
Net cash provided by (used in) financing activities	221	(355)

Effect of Exchange Rates on Cash and Cash Equivalents	(1)

Net Increase (Decrease) in Cash and Cash Equivalents	207	(217)
Cash and Cash Equivalents at Beginning of Period	794	555
Reclassification of cash to assets held for sale	(36)
Cash and Cash Equivalents at End of Period	$965	$338

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	March 31, 2007	December 31, 2006
Assets

Current Assets
Cash and cash equivalents	$965	$794
Short-term investments	354	359
Restricted cash	96	102
Accounts receivable (less reserve: 2007, $44; 2006, $50)	542	591
Unbilled revenues	413	469
Fuel, materials and supplies	308	378
Prepayments	242	79
Deferred income taxes	196	162
Price risk management assets	497	551
Other acquired intangibles	126	124
Assets held for sale (Note 8)	849
Other	18	21
Total Current Assets	4,606	3,630

Investments
Investment in unconsolidated affiliates - at equity	44	47
Nuclear plant decommissioning trust funds	520	510
Other	7	7
Total Investments	571	564

Property, Plant and Equipment
Electric plant in service
Transmission and distribution	8,281	8,836
Generation	8,756	8,744
General	809	779
	17,846	18,359
Construction work in progress	807	682
Nuclear fuel	381	354
Electric plant	19,034	19,395
Gas and oil plant	377	373
Other property	189	311
	19,600	20,079
Less: accumulated depreciation	7,885	8,010
Total Property, Plant and Equipment	11,715	12,069

Regulatory and Other Noncurrent Assets
Recoverable transition costs	803	884
Goodwill	1,004	1,154
Other acquired intangibles	324	367
Price risk management assets	176	144
Other	908	935
Total Regulatory and Other Noncurrent Assets	3,215	3,484

Total Assets	$20,107	$19,747

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	March 31, 2007	December 31, 2006
Liabilities and Equity

Current Liabilities
Short-term debt	$71	$42
Long-term debt	1,015	1,018
Long-term debt with affiliate trust		89
Accounts payable	592	667
Above market NUG contracts	59	65
Taxes	88	194
Interest	129	109
Dividends	123	111
Price risk management liabilities	379	550
Liabilities held for sale and related minority interest (Note 8)	394
Other	408	503
Total Current Liabilities	3,258	3,348

Long-term Debt	6,933	6,728

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes and investment tax credits	2,271	2,331
Price risk management liabilities	458	459
Accrued pension obligations	354	364
Asset retirement obligations	342	336
Above market NUG contracts	60	71
Other	831	627
Total Deferred Credits and Other Noncurrent Liabilities	4,316	4,188

Commitments and Contingent Liabilities (Note 10)

Minority Interest	26	60

Preferred Securities of a Subsidiary	301	301

Shareowners' Common Equity
Common stock - $0.01 par value (a)	4	4
Capital in excess of par value	2,829	2,810
Earnings reinvested	2,711	2,626
Accumulated other comprehensive loss	(271)	(318)
Total Shareowners' Common Equity	5,273	5,122

Total Liabilities and Equity	$20,107	$19,747

(a)	780 million shares authorized; 385 million shares outstanding at March 31, 2007 and December 31, 2006.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Three Months Ended March 31,
	2007	2006
Operating Revenues
Wholesale energy marketing	$249	$335
Wholesale energy marketing to affiliate	481	446
Utility	216	203
Unregulated retail electric	22	25
Net energy trading margins	7	10
Energy-related businesses	183	160
Total	1,158	1,179

Operating Expenses
Operation
Fuel	233	168
Energy purchases	69	169
Energy purchases from affiliate	37	39
Other operation and maintenance	244	222
Depreciation	81	68
Taxes, other than income	24	21
Energy-related businesses (Note 8)	201	151
Total	889	838

Operating Income	269	341

Other Income - net	24	8

Interest Expense	72	56

Interest Expense with Affiliates	4	3

Income from Continuing Operations Before Income Taxes and Minority Interest	217	290

Income Taxes	44	69

Minority Interest	1

Income from Continuing Operations	172	221

(Loss) Income from Discontinued Operations (net of income taxes) (Note 8)	(25)	9

Net Income	$147	$230

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Three Months Ended March 31,
	2007	2006
Cash Flows from Operating Activities
Net income	$147	$230
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	87	75
Pension and other postretirement benefits - net	12	(12)
Deferred income taxes and investment tax credits	5	(1)
Impairment of assets held for sale	65
Other	(15)	(42)
Change in current assets and current liabilities
Accounts receivable	(28)	(64)
Accounts payable	(66)	(1)
Fuel, materials and supplies	35	(36)
Other	(8)	85
Other operating activities
Other assets	8	(11)
Other liabilities	(19)	2
Net cash provided by operating activities	223	225

Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(270)	(147)
Purchases of emission allowances	(4)	(53)
Proceeds from the sale of emission allowances	30	29
Purchases of nuclear decommissioning trust investments	(42)	(73)
Proceeds from the sale of nuclear decommissioning trust investments	38	69
Purchases of short-term investments	(93)
Proceeds from the sale of short-term investments	72	33
Net decrease (increase) in restricted cash	3	(7)
Other investing activities	2	13
Net cash used in investing activities	(264)	(136)

Cash Flows from Financing Activities
Issuance of long-term debt	6
Retirement of long-term debt	(121)	(3)
Contributions from Member	500	15
Distributions to Member	(72)	(58)
Net decrease in short-term debt		(136)
Other financing activities	(2)	(2)
Net cash provided by (used in) financing activities	311	(184)

Effect of Exchange Rates on Cash and Cash Equivalents	(1)

Net Increase (Decrease) in Cash and Cash Equivalents	269	(95)
Cash and Cash Equivalents at Beginning of Period	524	227
Reclassification of cash to assets held for sale	(36)
Cash and Cash Equivalents at End of Period	$757	$132

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	March 31, 2007	December 31, 2006
Assets

Current Assets
Cash and cash equivalents	$757	$524
Short-term investments	348	328
Restricted cash	49	51
Accounts receivable (less reserve: 2007, $24; 2006, $29)	248	354
Unbilled revenues	248	301
Accounts receivable from affiliates	172	136
Collateral on PLR energy supply to affiliate	300	300
Fuel, materials and supplies	281	330
Prepayments	112	66
Deferred income taxes	176	117
Price risk management assets	496	551
Other acquired intangibles	126	124
Assets held for sale (Note 8)	849
Other	6	10
Total Current Assets	4,168	3,192

Investments
Investment in unconsolidated affiliates - at equity	44	47
Nuclear plant decommissioning trust funds	520	510
Other	3	4
Total Investments	567	561

Property, Plant and Equipment
Electric plant in service
Transmission and distribution	4,081	4,673
Generation	8,756	8,744
General	324	318
	13,161	13,735
Construction work in progress	713	578
Nuclear fuel	381	354
Electric plant	14,255	14,667
Gas and oil plant	64	64
Other property	188	309
	14,507	15,040
Less: accumulated depreciation	5,958	6,115
Total Property, Plant and Equipment	8,549	8,925

Other Noncurrent Assets
Goodwill	949	1,099
Other acquired intangibles	196	245
Price risk management assets	169	135
Other	470	498
Total Other Noncurrent Assets	1,784	1,977

Total Assets	$15,068	$14,655

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	March 31, 2007	December 31, 2006
Liabilities and Equity

Current Liabilities
Long-term debt	$176	$181
Long-term debt with affiliate trust		89
Accounts payable	475	571
Accounts payable to affiliates	32	36
Above market NUG contracts	59	65
Taxes	42	151
Interest	107	82
Deferred revenue on PLR energy supply to affiliate	12	12
Price risk management liabilities	371	541
Liabilities held for sale and related minority interest (Note 8)	394
Other	287	325
Total Current Liabilities	1,955	2,053

Long-term Debt	4,890	5,106

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes and investment tax credits	1,387	1,363
Price risk management liabilities	443	437
Accrued pension obligations	273	279
Asset retirement obligations	342	336
Above market NUG contracts	60	71
Deferred revenue on PLR energy supply to affiliate	20	23
Other	519	393
Total Deferred Credits and Other Noncurrent Liabilities	3,044	2,902

Commitments and Contingent Liabilities (Note 10)

Minority Interest	26	60

Member's Equity	5,153	4,534

Total Liabilities and Equity	$15,068	$14,655

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Three Months Ended March 31,
	2007	2006
Operating Revenues
Retail electric	$864	$812
Wholesale electric	1	1
Wholesale electric to affiliate	37	39
Total	902	852

Operating Expenses
Operation
Energy purchases	51	53
Energy purchases from affiliate	481	446
Other operation and maintenance	92	89
Amortization of recoverable transition costs	81	72
Depreciation	32	29
Taxes, other than income	54	49
Total	791	738

Operating Income	111	114

Other Income - net	12	9

Interest Expense	32	38

Interest Expense with Affiliate	4	4

Income Before Income Taxes	87	81

Income Taxes	30	29

Net Income	57	52

Dividends on Preferred Securities	5	1

Income Available to PPL	$52	$51

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Three Months Ended March 31,
	2007	2006

Cash Flows from Operating Activities
Net income	$57	$52
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	32	29
Amortizations - recoverable transition costs and other	86	78
Other	3
Change in current assets and current liabilities
Accounts receivable	(46)	(27)
Accounts payable	2	(35)
Prepayments	(118)	(101)
Other	3	16
Other operating activities
Other assets	3	(7)
Other liabilities	8	10
Net cash provided by operating activities	30	15

Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(63)	(43)
Purchases of short-term investments	(32)	(39)
Proceeds from the sale of short-term investments	57	64
Net increase in note receivable from affiliate		(100)
Net decrease in restricted cash	5	2
Other investing activities	3	3
Net cash used in investing activities	(30)	(113)

Cash Flows from Financing Activities
Retirement of long-term debt	(80)	(222)
Payment of common dividends to PPL	(40)	(38)
Net increase in short-term debt	29	100
Other financing activities	(5)	(1)
Net cash used in financing activities	(96)	(161)

Net Decrease in Cash and Cash Equivalents	(96)	(259)
Cash and Cash Equivalents at Beginning of Period	150	298
Cash and Cash Equivalents at End of Period	$54	$39

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	March 31, 2007	December 31, 2006
Assets

Current Assets
Cash and cash equivalents	$54	$150
Restricted cash	42	43
Accounts receivable (less reserve: 2007, $18; 2006, $19)	262	219
Unbilled revenues	158	163
Accounts receivable from affiliates	6	6
Note receivable from affiliate	300	300
Prepayments	121	3
Prepayment on PLR energy supply from affiliate	12	12
Other	46	101
Total Current Assets	1,001	997

Property, Plant and Equipment
Electric plant in service
Transmission and distribution	4,200	4,163
General	435	412
	4,635	4,575
Construction work in progress	84	95
Electric plant	4,719	4,670
Other property	2	3
	4,721	4,673
Less: accumulated depreciation	1,821	1,793
Total Property, Plant and Equipment	2,900	2,880

Regulatory and Other Noncurrent Assets
Recoverable transition costs	803	884
Acquired intangibles	124	118
Prepayment on PLR energy supply from affiliate	20	23
Other	402	413
Total Regulatory and Other Noncurrent Assets	1,349	1,438

Total Assets	$5,250	$5,315

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	March 31, 2007	December 31, 2006
Liabilities and Equity

Current Liabilities
Short-term debt	$71	$42
Long-term debt	556	555
Accounts payable	84	53
Accounts payable to affiliates	178	164
Taxes	36	58
Collateral on PLR energy supply from affiliate	300	300
Other	82	141
Total Current Liabilities	1,307	1,313

Long-term Debt	1,342	1,423

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes and investment tax credits	758	814
Other	270	206
Total Deferred Credits and Other Noncurrent Liabilities	1,028	1,020

Commitments and Contingent Liabilities (Note 10)

Shareowners' Equity
Preferred securities	301	301
Common stock - no par value (a)	364	364
Additional paid-in capital	424	424
Earnings reinvested	484	470
Total Shareowners' Equity	1,573	1,559

Total Liabilities and Equity	$5,250	$5,315

(a)	170 million shares authorized; 66 million shares issued and outstanding at March 31, 2007 and December 31, 2006.

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

(PPL, PPL Energy Supply and PPL Electric)

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments (including normal, recurring accruals) considered necessary for a fair presentation in accordance with accounting principles generally accepted in the U.S. are reflected in the condensed consolidated financial statements. The Balance Sheets as of December 31, 2006, are derived from each Registrant's 2006 audited Balance Sheet. The financial statements and notes thereto should be read in conjunction with the financial statements and notes contained in each Registrant's 2006 Form 10-K. The results of operations for the three months ended March 31, 2007, are not necessarily indicative of the results to be expected for the full year ending December 31, 2007, or other future periods, because results for interim periods can be disproportionately influenced by various factors and developments and seasonal variations.

(PPL and PPL Energy Supply)

The classification of certain amounts in the March 31, 2006 financial statements has been changed to conform to the presentation in the March 31, 2007 financial statements. PPL has announced plans to sell its Latin American businesses and the transport operations of its domestic telecommunications subsidiary. On the Statements of Income, the operating results of the Latin American businesses for the three months ended March 31, 2007 and 2006, are classified as "(Loss) Income from Discontinued Operations." At March 31, 2007, the assets and liabilities related to these divestitures are reflected in the Balance Sheet as "Assets held for sale" and "Liabilities held for sale and related minority interest." See Note 8 for additional information.

2.	Summary of Significant Accounting Policies

(PPL, PPL Energy Supply and PPL Electric)

The following accounting policy disclosures represent updates to the "Summary of Significant Accounting Policies" Note in each Registrant's 2006 Form 10-K.

Income Taxes

Prior to January 1, 2007, and in accordance with SFAS 5 "Accounting for Contingencies," PPL and its subsidiaries evaluated uncertain tax positions and accrued charges for probable exposures based on management's best estimate of the amount of benefit that should be recognized in the financial statements.

In June 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109." In May 2007, the FASB amended this guidance by issuing FSP FIN 48-1, "Definition of Settlement in FASB Interpretation No. 48." PPL and its subsidiaries adopted FIN 48, as amended, effective January 1, 2007. The adoption resulted in the recognition of a cumulative effect adjustment to the opening balance of retained earnings for that fiscal year. Effective with the adoption, uncertain tax positions are no longer considered to be contingencies assessed in accordance with SFAS 5. FIN 48 requires an entity to evaluate its tax positions following a two-step process. The first step requires an entity to determine whether, based on the technical merits supporting a particular tax position, it is more likely than not (greater than a 50 percent chance) that the tax position will be sustained. This determination assumes that the relevant taxing authority will examine the tax position and is aware of all the relevant facts surrounding the tax position. The second step requires an entity to recognize in the financial statements the benefit of a tax position that meets the more-likely-than-not recognition criterion. The measurement of the benefit equals the largest amount of benefit that has a likelihood of realization, upon settlement, that exceeds 50 percent. If the more-likely-than-not threshold is not met, it is inappropriate to recognize any tax benefits associated with the tax position. See Note 5 for the impact of adopting FIN 48 as well as the required disclosures.

New Accounting Standards

See Note 17 for a discussion of new accounting standards recently adopted or pending adoption.

3.	Segment and Related Information

(PPL and PPL Energy Supply)

See the "Segment and Related Information" Note in each Registrant's 2006 Form 10-K for a discussion of reportable segments.

Financial data for the segments are:

	Three Months Ended March 31,
	PPL		PPL Energy Supply
	2007	2006	2007	2006
Income Statement Data
Revenues from external customers
Supply	$453	$528	$932	$966
International Delivery	226	213	226	213
Pennsylvania Delivery	959	909
	1,638	1,650	1,158	1,179

Intersegment revenues
Supply	481	446
Pennsylvania Delivery	37	41

Net Income
Supply (a)	117	143	119	149
International Delivery (b)	28	81	28	81
Pennsylvania Delivery	58	56
	$203	$280	$147	$230

	PPL		PPL Energy Supply
	March 31, 2007	December 31, 2006	March 31, 2007	December 31, 2006
Balance Sheet Data
Total assets
Supply	$8,635	$8,039	$9,015	$8,447
International Delivery	6,053	6,208	6,053	6,208
Pennsylvania Delivery	5,419	5,500
	$20,107	$19,747	$15,068	$14,655

(a)	2006 includes the results of discontinued operations of the Griffith plant. See Note 8 for additional information.
(b)	2007 and 2006 include the results of discontinued operations of the Latin American businesses. See Note 8 for additional information.

4.	Earnings Per Share

(PPL)

Basic EPS is calculated using the weighted-average number of common shares outstanding during the period. Diluted EPS is calculated using the weighted-average shares of common stock outstanding that are increased for additional shares that would be outstanding if potentially dilutive securities were converted to common stock. Potentially dilutive securities consist of:

•	stock options, restricted stock and restricted stock units granted under the incentive compensation plans;
•	stock units representing common stock granted under the directors compensation programs; and
•	convertible senior notes.

The basic and diluted EPS calculations, and the reconciliation of the shares (in thousands) used in the calculations, are:

	Three Months Ended March 31,
	2007	2006
Income (Numerator)
Income from continuing operations	$228	$271
(Loss) income from discontinued operations (net of income taxes)	(25)	9
Net Income	$203	$280

Shares (Denominator)
Shares for Basic EPS	384,793	379,838
Add incremental shares:
Convertible Senior Notes	1,354	2,980
Restricted stock, stock options and other share-based awards	3,021	2,787
Shares for Diluted EPS	389,168	385,605

Basic EPS
Income from continuing operations	$0.59	$0.71
(Loss) income from discontinued operations (net of income taxes)	(0.06)	0.03
Net Income	$0.53	$0.74

Diluted EPS
Income from continuing operations	$0.58	$0.70
(Loss) income from discontinued operations (net of income taxes)	(0.06)	0.03
Net Income	$0.52	$0.73

If converted, PPL Energy Supply's 2.625% Convertible Senior Notes due 2023 require cash settlement of the principal amount and permit settlement of any conversion premium in cash or PPL common stock. Based upon the current conversion rate of 40.2212 shares per $1,000 principal amount of notes (or $24.8625 per share), the Convertible Senior Notes have a dilutive impact when the average market price of PPL common stock equals or exceeds $24.87.

See Note 7 for discussion of attainment of the market price trigger related to the Convertible Senior Notes in the first quarter of 2007.

As of March 31, 2007, $102 million of Convertible Senior Notes remained outstanding. The maximum number of shares of PPL common stock that could potentially be issued to settle the conversion premium, based upon the current conversion rate, is 4,113,301 shares. Based on PPL's common stock price at March 31, 2007, the conversion premium equated to 1,612,886 shares, or $66 million.

During the three months ended March 31, 2007, PPL issued 330,311 shares of common stock related to the exercise of stock options and vesting of restricted stock units under its stock-based compensation plans.

The following number of stock options to purchase PPL common shares were excluded in the respective periods' computations of diluted EPS because the effect would have been antidilutive.

	Three Months Ended March 31,
(Thousands of Shares)	2007	2006

Antidilutive stock options		1,335

5.	Income Taxes

(PPL and PPL Energy Supply)

Reconciliations of effective income tax rates are:

	Three Months Ended March 31,
PPL	2007	2006

Reconciliation of Income Tax Expense
Federal income tax on Income from Continuing Operations Before Income Taxes, Minority Interest and Dividends on Preferred Securities of a Subsidiary at statutory tax rate - 35%	$108	$128
Increase (decrease) due to:
State income taxes	6	9
Amortization of investment tax credit	(3)	(3)
Difference related to income recognition of foreign affiliates (net of foreign income taxes)	(9)	1
Transfer of WPD tax items (a)		(20)
Stranded costs securitization	(1)	(1)
Federal income tax credits	(26)	(16)
Other	(1)	(3)
	(34)	(33)
Total income tax expense	$74	$95

Effective income tax rate	24.0%	25.9%

PPL Energy Supply

Reconciliation of Income Tax Expense
Federal income tax on Income from Continuing Operations Before Income Taxes and Minority Interest at statutory tax rate - 35%	$76	$102
Increase (decrease) due to:
State income taxes	4	8
Amortization of investment tax credit	(2)	(2)
Difference related to income recognition of foreign affiliates (net of foreign income taxes)	(9)	1
Transfer of WPD tax items (a)		(20)
Federal income tax credits	(26)	(16)
Other	1	(4)
	(32)	(33)
Total income tax expense	$44	$69

Effective income tax rate	20.3%	23.8%

(a)
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

(PPL Electric)

Reconciliation of effective income tax rates are:

	Three Months Ended March 31,
	2007	2006
Reconciliation of Income Tax Expense
Federal income tax on Income Before Income Taxes at statutory tax rate - 35%	$30	$28
Increase (decrease) due to:
State income taxes	3	2
Amortization of investment tax credit	(1)	(1)
Stranded costs securitization	(1)	(1)
Other	(1)	1
		1
Total income tax expense	$30	$29
Effective income tax rate	34.5%	35.8%

Unrecognized Tax Benefits

(PPL, PPL Energy Supply and PPL Electric)
In June 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109." In May 2007, the FASB amended this guidance by issuing FSP FIN 48-1, "Definition of Settlement in FASB Interpretation No. 48." PPL and its subsidiaries adopted FIN 48, as amended, effective January 1, 2007. The adoption resulted in the following increases (decreases) to the Balance Sheet.

	PPL	PPL Energy Supply	PPL Electric

Current Assets - Prepayments	$20	$20
Current Liabilities - Taxes	(134)	(107)	$(21)
Deferred Credits and Other Noncurrent Liabilities - Deferred income taxes and investment tax credits	10	9	2
Regulatory and Other Noncurrent Assets - Other	(5)		(5)
Deferred Credits and Other Noncurrent Liabilities - Other	139	119	13
Equity - Earnings reinvested (cumulative effect) (a)		(1)	1

(a) Recorded as an adjustment to the opening balances

At January 1, 2007 the total unrecognized tax benefits and related indirect effects that if recognized would decrease the effective tax rate were:

	PPL	PPL Energy Supply	PPL Electric

Total unrecognized tax benefits	$226	$143	$78
Unrecognized tax benefits associated with taxable or deductible temporary differences	(1)	9	(10)
Unrecognized tax benefits associated with business combinations	(19)	(19)
Total indirect effect of unrecognized tax benefits on other tax jurisdictions	(43)	(12)	(31)
Total unrecognized tax benefits and related indirect effects that if recognized would decrease the effective tax rate	$163	$121	$37

It is reasonably possible that during the next 12 months the total amount of unrecognized tax benefits, recorded at January 1, 2007, could decrease between $25 million and $106 million for PPL, decrease between $30 million and $91 million for PPL Energy Supply and decrease by up to $9 million for PPL Electric, as a result of subsequent recognition, derecognition and/or changes in measurement of uncertain tax positions related to the creditability of foreign taxes, the timing and utilization of foreign tax credits and the related impact on alternative minimum tax and other credits, the timing and/or valuation of certain deductions, intercompany transactions and unitary filing groups. The events that could cause these changes are direct settlements with taxing authorities, litigation, legal or administrative guidance by relevant taxing authorities and the lapse of an applicable statute of limitation. During the three months ended March 31, 2007, there were no significant changes to PPL and its subsidiaries' unrecognized tax benefits.

Consistent with prior periods, it is PPL and its subsidiaries' policy to record interest and penalties in "Income Taxes" on their Statements of Income.

At January 1, 2007, interest and penalties accrued on the Balance Sheet were:

	PPL	PPL Energy Supply	PPL Electric

Accrued interest	$37	$29	$8
Accrued penalties	1	1
Total accrued interest and penalties	$38	$30	$8

PPL or its subsidiaries file tax returns in five major tax jurisdictions. PPL Energy Supply's and PPL Electric's U.S. federal and state tax provision are calculated in accordance with an intercompany tax sharing policy with PPL which provides that their taxable income be calculated as if PPL Energy Supply and its domestic subsidiaries and PPL Electric and its subsidiaries each filed a separate consolidated tax return. Based on this tax sharing policy, PPL Energy Supply or its subsidiaries indirectly or directly file tax returns in five major tax jurisdictions and PPL Electric or its subsidiaries indirectly or directly file tax returns in two major tax jurisdictions. These jurisdictions, as well as the tax years that are no longer subject to examination, are as follows:

	PPL and PPL Energy Supply	PPL Electric
U.S. (federal)	1995 and prior	1995 and prior
Pennsylvania (state)	2000 and prior	2000 and prior
Montana (state)	2002 and prior
United Kingdom (foreign)	1999 and prior
Chile (foreign)	2002 and prior

(PPL and PPL Energy Supply)

At March 31, 2007, as a result of PPL's plan to dispose of its Latin American businesses, PPL and PPL Energy Supply classified $4 million of unrecognized tax benefits in "Liabilities held for sale and related minority interests," a current liability on the Balance Sheet. If these unrecognized tax benefits were subsequently recognized, they would not impact PPL's and PPL Energy Supply's effective tax rate.

6.	Comprehensive Income

(PPL and PPL Energy Supply)

The after-tax components of comprehensive income are:

	Three Months Ended March 31,
	PPL		PPL Energy Supply
	2007	2006	2007	2006

Net Income	$203	$280	$147	$230
Other comprehensive income:
Foreign currency translation adjustments		12		12
Defined benefit plans amortization:
Prior service cost	4		3
Actuarial loss	10		10
Net unrealized gain (loss) on available-for-sale securities	1	(5)	1	(5)
Net unrealized gain on qualifying derivatives	32	102	33	94
Total other comprehensive income	47	109	47	101
Comprehensive Income	$250	$389	$194	$331

(PPL Electric)

PPL Electric's comprehensive income approximates net income.

7.	Credit Arrangements and Financing Activities

Credit Arrangements

(PPL and PPL Energy Supply)

PPL Energy Supply maintains credit facilities in order to enhance liquidity and provide credit support, and as a backstop to its commercial paper program.

In March 2007, PPL Energy Supply extended the expiration date of its 364-day reimbursement agreement to March 2008. Under the agreement, PPL Energy Supply can cause the bank to issue up to $200 million of letters of credit but cannot make cash borrowings. At March 31, 2007, there was $52 million of letters of credit outstanding under this agreement.

PPL Energy Supply maintains a $1.9 billion five-year credit agreement, expiring in June 2011. PPL Energy Supply has the ability to cause the lenders under this facility to issue letters of credit. At March 31, 2007, PPL Energy Supply had an aggregate of $16 million of letters of credit and no cash borrowings outstanding under this facility. PPL Energy Supply also maintains a $300 million five-year letter of credit and revolving credit facility expiring in March 2011. At March 31, 2007, there were no cash borrowings and $239 million of letters of credit outstanding under this facility. PPL Energy Supply's obligations under this facility are supported by a $300 million letter of credit issued on PPL Energy Supply's behalf under a separate $300 million five-year letter of credit and reimbursement agreement, also expiring in March 2011.

PPL Energy Supply maintains a commercial paper program for up to $500 million to provide an additional financing source to fund its short-term liquidity needs, if and when necessary. Commercial paper issuances are supported by PPL Energy Supply's $1.9 billion five-year credit facility. PPL Energy Supply had no commercial paper outstanding at March 31, 2007.

In January 2007, WPD (South West) terminated its £150 million three-year committed credit facility, which was to expire in October 2008. This facility was replaced by a new £150 million five-year committed credit facility at WPDH Limited that expires in January 2012, with the option to extend the expiration date by a maximum of two years. WPD (South West) currently maintains two committed credit facilities: a £100 million 364-day facility expiring in November 2007 and £150 million five-year facility expiring in October 2009. WPD's total committed facilities at March 31, 2007, were £400 million (approximately $784 million). At March 31, 2007, WPD (South West) also had uncommitted credit facilities of £65 million (approximately $127 million). At March 31, 2007, there were no cash borrowings outstanding under any of these facilities.

(PPL and PPL Electric)

PPL Electric maintains credit facilities in order to enhance liquidity and provide credit support, and as a backstop to its commercial paper program.

PPL Electric maintains a $200 million five-year credit facility expiring June 2011. PPL Electric has the ability to cause the lenders under this facility to issue letters of credit. At March 31, 2007, PPL Electric had no cash borrowings or letters of credit outstanding under this credit facility.

PPL Electric maintains a commercial paper program for up to $200 million to provide an additional financing source to fund its short-term liquidity needs, if and when necessary. Commercial paper issuances are supported by PPL Electric's $200 million five-year credit facility. PPL Electric had $30 million of commercial paper outstanding at March 31, 2007, with a weighted average interest rate of 5.38%.

At March 31, 2007, $144 million of accounts receivable and $141 million of unbilled revenue were pledged by a PPL Electric subsidiary under the credit agreement related to PPL Electric's and the subsidiary's participation in an asset-backed commercial paper program. Also at this date, there was $41 million of short-term debt outstanding under the credit agreement at an interest rate of 5.3462%, all of which was being used to cash collateralize letters of credit issued on PPL Electric's behalf. The funds used to cash collateralize the letters of credit are reported in "Restricted Cash" on the Balance Sheets. At March 31, 2007, based on the accounts receivable and unbilled revenue pledged, an additional $108 million was available for borrowing. PPL Electric's sale to its subsidiary of the accounts receivable and unbilled revenue is an absolute sale of the assets, and PPL Electric does not retain an interest in these assets. However, for financial reporting purposes, the subsidiary's financial results are consolidated in PPL Electric's financial statements. PPL Electric currently expects that it and the subsidiary will continue to renew the credit agreement on an annual basis. The credit agreement is due to expire in July 2007.

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

Financing Activities

(PPL)

In March 2007, PPL Capital Funding issued $500 million of 2007 Series A Junior Subordinated Notes due 2067 (Notes). The Notes are fully and unconditionally guaranteed by PPL as to payment of principal, interest and premium, if any. The Notes mature on March 30, 2067, and are callable at par value beginning March 30, 2017. Prior to such time, the Notes may be redeemed at PPL Capital Funding's option at make-whole redemption prices. The Notes bear interest at 6.70% from the date of issuance up to March 30, 2017. Beginning March 30, 2017, and continuing up to the maturity date, the Notes bear interest at three-month LIBOR plus 2.665%, reset quarterly. PPL Capital Funding may defer interest payments on the Notes, from time to time, on one or more occasions for up to ten consecutive years. Deferred interest payments will accumulate additional interest at a rate equal to the interest rate then applicable to the Notes. During any period in which PPL Capital Funding defers interest payments on the Notes, subject to certain exceptions, neither PPL Capital Funding nor PPL may (i) declare or pay any cash dividend or distribution on its capital stock, (ii) redeem, purchase, acquire or make a liquidation payment with respect to any of its capital stock, or (iii) make any payments on any debt or any guarantee of debt by PPL that is equal or junior in right of payment to the Notes or the related guarantee by PPL.

PPL Capital Funding received $493 million of proceeds, net of a discount and underwriting fees, from the issuance of the Notes. Approximately $280 million of the net proceeds will be used to pay at maturity PPL Capital Funding's 8.375% Medium-Term Notes due June 15, 2007. The remainder of the net proceeds will be used for general corporate purposes, including capital expenditures relating to the installation of pollution control equipment by PPL Energy Supply.

In connection with the issuance of the Notes, PPL and PPL Capital Funding entered into a Replacement Capital Covenant, in which PPL and PPL Capital Funding agreed for the benefit of holders of a designated series of unsecured long-term indebtedness of PPL or PPL Capital Funding ranking senior to the Notes that (i) PPL Capital Funding will not redeem or purchase the Notes, or otherwise satisfy, discharge or defease the principal amount of the Notes and (ii) neither PPL nor any of its other subsidiaries will purchase the Notes on or before March 30, 2037, except, subject to certain limitations, to the extent that the applicable redemption or repurchase price or principal amount defeased does not exceed a specified amount of proceeds from the sale, during the 180-day period prior to the date of that redemption, repurchase or defeasance, of qualifying replacement capital securities. The designated series of covered debt to initially benefit from the Replacement Capital Covenant is PPL Capital Funding's 4.33% Notes Exchange Series A Due March 1, 2009.

(PPL and PPL Energy Supply)

The terms of PPL Energy Supply's 2.625% Convertible Senior Notes due 2023 include a market price trigger that permits holders to convert the notes during any fiscal quarter if the closing sale price of PPL's common stock exceeds $29.83 for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter. Holders of the Convertible Senior Notes were entitled to convert their notes at any time during the first quarter of 2007 and are also entitled to convert their notes at any time during the second quarter of 2007, as a result of the market price trigger being met. When holders elect to convert the Convertible Senior Notes, PPL Energy Supply is required to settle the principal amount in cash and any conversion premium in cash or PPL common stock. During the first quarter of 2007, an insignificant amount of Convertible Senior Notes were presented for conversion and settled with an insignificant amount of cash and PPL common stock. After such conversions, approximately $102 million of Convertible Senior Notes remain outstanding and are eligible for conversion in the second quarter of 2007.

In December 2006, Elfec issued $11 million of 6.05% UFV (inflation-adjusted bolivianos) denominated bonds with serial maturities from 2012 through 2014. Of these bonds, $5 million were issued in exchange for existing bonds with maturities in 2007 and 2008. Cash proceeds of $6 million were used in January 2007 to refinance bonds with maturities in 2007. These transactions were reflected in PPL's January 2007 financial statements due to the one-month lag in foreign subsidiary reporting.

In February 2007, WPD LLP redeemed all of the 8.23% Subordinated Debentures due 2027 that were held by SIUK Capital Trust I. Upon redemption, WPD LLP paid a premium of 4.115%, or approximately $3 million, on the principal amount of $85 million of subordinated debentures. In connection with this redemption, SIUK Capital Trust I was required to use all of the proceeds received from the repayment of the subordinated debentures to redeem all of its common and preferred securities. WPD LLP received $3 million when its investment in SIUK Capital Trust I was liquidated. See Note 22 of each Registrant's 2006 Form 10-K for a discussion of the trust. The redemption of the subordinated debentures and the trust's common and preferred securities resulted in a loss of $2 million, after tax, for the three months ended March 31, 2007, which is included in "Interest Expense" for PPL and "Interest Expense with Affiliates" for PPL Energy Supply on the Statement of Income. A payment of $29 million was also made to settle related cross-currency swaps. The $29 million payment is included on the Statement of Cash Flows as a component of "Retirement of long-term debt."

(PPL Energy Supply)

During the three months ended March 31, 2007, PPL Energy Supply distributed $72 million to its parent company, PPL Energy Funding, and received cash capital contributions of $500 million.

(PPL and PPL Electric)

During the three months ended March 31, 2007, PPL Transition Bond Company made principal payments on transition bonds of $80 million.

Dividends

(PPL)

In February 2007, PPL announced an increase to its quarterly common stock dividend, effective April 1, 2007, to 30.5 cents per share (equivalent to $1.22 per annum). Future dividends, declared at the discretion of the Board of Directors, will be dependent upon future earnings, cash flows, financial requirements and other factors.

(PPL Electric)

During the three months ended March 31, 2007, PPL Electric paid common stock dividends of $40 million to PPL.

8.	Acquisitions, Development and Divestitures

From time to time, PPL and its subsidiaries are involved in negotiations with third parties regarding acquisitions and dispositions of businesses and assets, joint ventures and development projects. Any such transactions may impact future financial results.

(PPL and PPL Energy Supply)

Domestic

Development

In January 2007, the NRC accepted for review the PPL Susquehanna request to increase the amount of electricity the plant can generate. The total expected capacity increase is 159 MW, of which PPL Susquehanna's share would be 143 MW. PPL Susquehanna's share of the expected capital cost of this project is $274 million. PPL cannot predict whether or when NRC approval will be obtained.

Other

PPL has completed a review of strategic options for the transport operations of its domestic telecommunications subsidiary, which offers fiber optic capacity to other telecommunications companies and enterprise customers. The operating results of this subsidiary are included in the Supply segment. Due to a combination of significant capital requirements for the transport operations and competing capital needs in PPL's core electricity supply and delivery businesses, PPL has decided to actively market these transport operations, and believes a sale is probable within one year.

In the first quarter of 2007, PPL and PPL Energy Supply recorded a $31 million pre-tax ($18 million after tax) write-down in the carrying value of the transport assets to their estimated fair value. This impairment charge is included in "Energy-related businesses" expenses on the Statement of Income.

In accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the assets and liabilities of these transport operations have been classified as "held for sale" on the Balance Sheet at March 31, 2007. The transport operations did not meet the criteria for discontinued operations presentation on the Statement of Income because there are not separate and distinguishable cash flows. The major classes of "Assets held for sale" and "Liabilities held for sale and related minority interest" on the Balance Sheet at March 31, 2007, were as follows (corresponding amounts at December 31, 2006, are also noted for comparative purposes but, have not been reclassified on the balance sheet as of that period):

	March 31, 2007	December 31, 2006

Current assets	$2	$3
PP&E and other acquired intangibles	59	89
Total assets held for sale	$61	$92

Current liabilities	$4	$6
Long-term debt	1	1
Deferred credits and other noncurrent liabilities	11	13
Total liabilities held for sale	$16	$20

International

Sales

In 2005, WPD sold an equity investment by transferring substantially all risks and rewards of ownership of the two subsidiaries that held the investment, receiving $9 million (at then-current exchange rates). The gain was deferred until WPD's continuing involvement in the subsidiaries ceased. In July 2006, WPD ceased involvement with one subsidiary. At that time, PPL Global recognized a pre-tax gain of $5 million. In December 2006, WPD ceased involvement in the other subsidiary. In the first quarter of 2007, due to the one-month lag in foreign subsidiary reporting, PPL Global recognized the remaining pre-tax gain of $5 million, which is included in "Other Income - net" on the Statement of Income.

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

In 2000, WPD acquired Hyder. Subsequently, WPD sold the majority of Hyder's non-electricity delivery businesses and placed the remaining companies in liquidation. In March 2006, WPD received $24 million in proceeds as an initial distribution related to the planned ongoing liquidation of the remaining non-electricity delivery businesses. These proceeds were included in the second quarter 2006 financial results due to the one-month lag in foreign subsidiary reporting. In December 2006, WPD received a further distribution of $4 million, which is included in the first quarter 2007 financial results, due to the one-month lag in foreign subsidiary reporting. This distribution is included in "Other Income - net" on the Statement of Income. In March 2007, WPD received a further distribution of $2 million, which will be included in the second quarter 2007 financial results due to the one-month lag in foreign subsidiary reporting. The Hyder non-electricity delivery businesses are mostly liquidated. WPD continues to operate the Hyder electricity delivery business.

Discontinued Operations

Anticipated Sale of Latin American Businesses

In March 2007, PPL completed a review of strategic options for its Latin American businesses and announced its intention to sell its regulated electricity delivery businesses in Chile, El Salvador and Bolivia, which are included in the International Delivery segment. In April 2007, PPL agreed to sell the Bolivian businesses, subject to certain conditions including completion of a definitive agreement, to a group organized by their local management and employees of the companies. This transaction is expected to be completed in 2007. As a result of the decision to sell, PPL recorded a $22 million after tax write-down in the carrying value of the Bolivian businesses to their estimated fair value. The remaining companies are expected to be sold through an auction process, which is also anticipated to be completed in 2007. Proceeds of the sales are expected to be used to invest in growth opportunities in PPL's core electricity supply and delivery businesses and/or for the repurchase of securities, including PPL common stock. In accordance with SFAS 144, the results of operations for the three months ended March 31, 2007 and 2006, have been classified as discontinued operations on the Statements of Income. The assets and liabilities at March 31, 2007, are classified as "held for sale" on the Balance Sheet.

Following are the components of "(Loss) Income from Discontinued Operations" on the Statements of Income related to PPL's Latin American regulated electricity delivery businesses.

	Three Months Ended March 31,
	2007	2006
Operating revenues	$155	$131
Operating expenses (a)	169	115
Operating (loss) income	(14)	16
Other income - net	3	2
Interest expense (b)	5	6
(Loss) income before income taxes and minority interest	(16)	12
Income tax expense (c)	7	1
Minority interest	2	1
(Loss) Income from Discontinued Operations (net of income taxes)	$(25)	$10

(a)	2007 includes the write-down in the carrying value of the Bolivian businesses.
(b)
Both periods include $2 million of interest expense allocated pursuant to EITF 87-24, "Allocation of Interest to Discontinued Operations," based on the discontinued operation's share of the net assets of PPL Energy Supply.

(c)
2007 includes an additional $18 million U.S. deferred tax charge. As a result of PPL's decision to sell its Latin American businesses, it no longer qualifies for the permanently reinvested exception to recording deferred taxes pursuant to APB Opinion No. 23, "Accounting for Income Taxes-Special Areas."

The major classes of "Assets held for sale" and "Liabilities held for sale and related minority interest" on the Balance Sheet at March 31, 2007, were as follows (corresponding amounts at December 31, 2006, are also noted for comparative purposes, but have not been reclassified on the balance sheet as of that period):

	March 31, 2007	December 31, 2006
Current Assets
Cash and cash equivalents	$36	$27
Accounts receivable	98	92
Current assets - other	51	49
Total Current Assets	185	168
PP&E	432	475
Regulatory and Other Noncurrent Assets
Goodwill	144	148
Other	27	27
Total Regulatory and Other Noncurrent Assets	171	175
Total assets held for sale	$788	$818

Current Liabilities
Accounts payable	$50	$55
Current liabilities - other	36	48
Total Current Liabilities	86	103
Long-term Debt	209	215
Deferred Credits and Other Noncurrent Liabilities	49	46
Minority Interest	34	33
Total liabilities held for sale and related minority interest	$378	$397

Sale of Interest in Griffith Plant

In June 2006, a subsidiary of PPL Energy Supply, which is included in the Supply segment, sold its 50% ownership interest in the 600 MW Griffith power plant located in Kingman, Arizona, for $110 million in cash, adjusted by the $5 million settlement of the steam turbine indemnifications in December 2006. Proceeds of the sale were used to fund a portion of PPL's capital expenditure requirements. The book value of PPL's interest in the plant was $150 million on the sale date.

Following are the components of "(Loss) Income from Discontinued Operations" on the Statement of Income related to the sale of PPL's interest in the Griffith plant.

Three Months Ended March 31, 2006

Operating revenues	$2
Operating expenses	3
Loss from operations before income taxes	(1)
Income tax expense
Loss from Discontinued Operations (net of income taxes)	$(1)

See "Guarantees and Other Assurances" in Note 10 for more information on PPL Energy Supply's indemnifications related to the sale.

9.	Pension and Other Postretirement Benefits

(PPL and PPL Energy Supply)

Net periodic pension and other postretirement benefit costs were:
	Three Months Ended March 31,
	Pension Benefits					Other Postretirement Benefits
	Domestic			International
	2007		2006	2007	2006	2007	2006
PPL
Service cost		$16	$16	$6	$5	$2	$2
Interest cost		33	31	42	34	8	7
Expected return on plan assets		(44)	(41)	(56)	(48)	(5)	(5)
Amortization of:
Transition (asset) obligation		(1)	(1)			2	2
Prior service cost		5	4	1	1	2	2
Actuarial loss				13	11	2	2
Net periodic pension and other postretirement benefit costs		$9	$9	$6	$3	$11	$10

PPL Energy Supply
Service cost		$1	$1	$6	$5
Interest cost		1	1	42	34
Expected return on plan assets		(2)	(1)	(56)	(48)
Amortization of:
Prior service cost				1	1
Actuarial loss				13	11
Net periodic pension and other postretirement benefit costs	$		$1	$6	$3

10.	Commitments and Contingent Liabilities

Energy Purchases, Energy Sales and Other Commitments

Energy Purchase Commitments(PPL and PPL Energy Supply)

PPL and PPL Energy Supply enter into long-term purchase contracts to supply the fuel requirements for generation facilities. These include contracts to purchase coal, emission allowances, natural gas, oil and nuclear fuel. These contracts extend for terms through 2019. PPL and PPL Energy Supply also enter into long-term contracts for the storage and transportation of natural gas. These contracts extend through 2014 and 2032. Additionally, PPL and PPL Energy Supply have entered into long-term contracts to purchase power that extend for terms through 2017, excluding long-term power purchase agreements for full output of two windfarms. These windfarm contracts extend for terms through 2027.

In March 2007, PPL Montana entered into a long-term coal purchase and supply agreement, which commences in 2010, for Colstrip Units 1 and 2. The contract is expected to extend through 2019.

Energy Sales Commitments (PPL and PPL Energy Supply)

PPL Energy Supply had entered into long-term power sales contracts in connection with its marketing activities or associated with certain of its power plants. These power sales contracts extend for terms through 2017. All long-term contracts were executed at pricing that approximated market rates, including profit margin, at the time of execution.

In 2007, PPL Energy Supply has entered into full requirements contracts with various counterparties. These contracts commence in mid-2007, and the longest contracts extend through 2010. PPL Energy Supply's obligation to supply the load under these contracts is expected to reach approximately 1,340 MW.

Under these contracts, if PPL Energy Supply's credit rating falls below investment grade or PPL Energy Supply's contract exposure exceeds the established credit limit for the contract, then the counterparty has the right to request collateral from PPL Energy Supply.

PPL Montana Hydroelectric License Commitments (PPL and PPL Energy Supply)

PPL Montana has 11 hydroelectric facilities and one storage reservoir licensed by the FERC pursuant to the Federal Power Act under long-term licenses. Pursuant to Section 8(e) of the Federal Power Act, the FERC approved the transfer from Montana Power to PPL Montana of all pertinent licenses and any amendments in connection with the Montana Asset Purchase Agreement.

The Kerr Dam Project license was jointly issued by the FERC to Montana Power and the Confederated Salish and Kootenai Tribes of the Flathead Reservation in 1985, and required Montana Power to hold and operate the project for 30 years. The license required Montana Power, and subsequently PPL Montana as a result of the purchase of the Kerr Dam from Montana Power, to continue to implement a plan to mitigate the impact of the Kerr Dam on fish, wildlife and the habitat. Under this arrangement, PPL Montana has a remaining commitment to spend $18 million between 2007 and 2015, in addition to the annual rental it pays to the tribes. Between 2015 and 2025, the tribes have the option to purchase, hold and operate the project for the remainder of the license term of 2035.

PPL Montana entered into two Memoranda of Understanding (MOUs) with state, federal and private entities related to the issuance in 2000 of the FERC renewal license for the nine dams for the Missouri-Madison project. The MOUs require PPL Montana to implement plans to mitigate the impact of its projects on fish, wildlife and the habitat, and to increase recreational opportunities. The MOUs were created to maximize collaboration between the parties and enhance the possibility for matching funds from relevant federal agencies. Under this arrangement, PPL Montana has a remaining commitment to spend $30 million between 2007 and 2040.

Settlement of Enron Receivables (PPL and PPL Energy Supply)

PPL and PPL Energy Supply had significant specific reserves related to receivables from Enron Corporation (Enron), which filed for bankruptcy in 2001. The reserves related to Enron were for claims against Enron North America and Enron Power Marketing (Enron Subsidiaries), and against Enron, which had guaranteed the Enron Subsidiaries' performance (Enron Corporation Guarantees).

In March 2006, the U.S. Bankruptcy Court approved agreements between Enron and PPL Energy Supply that settled the litigation between PPL Energy Supply and Enron regarding the validity and enforceability of the Enron Corporation Guarantees. As a result of the Bankruptcy Court's approval of the settlement of the Enron Corporation Guarantees litigation and an assessment of current market price quotes for the purchase of Enron claims, PPL Energy Supply reduced the associated allowance for doubtful accounts for the three months ended March 31, 2006, by $15 million or $9 million after tax.

Legal Matters

(PPL, PPL Energy Supply and PPL Electric)

PPL and its subsidiaries are involved in legal proceedings, claims and litigation in the ordinary course of business. PPL and its subsidiaries cannot predict the outcome of such matters, or whether such matters may result in material liabilities.

Montana Power Shareholders' Litigation (PPL and PPL Energy Supply)

In August 2001, a purported class-action lawsuit was filed by a group of shareholders of Montana Power against Montana Power, the directors of Montana Power, certain advisors and consultants of Montana Power, and PPL Montana. The plaintiffs allege, among other things, that Montana Power was required to, and did not, obtain shareholder approval of the sale of Montana Power's generation assets to PPL Montana in 1999, and thus that sale "was null and void ab initio." Among the remedies that the plaintiffs are seeking is the establishment of a "resulting and/or constructive trust" on both the generation assets and all profits earned by PPL Montana from the generation assets, plus interest on the amounts subject to the trust. This lawsuit has been pending in the U.S. District Court of Montana, Butte Division, and the judge has placed this proceeding on hold pending the outcome of certain motions currently before the U.S. Bankruptcy Court for the District of Delaware, the resolution of which may impact this proceeding. Recently, the judge in this case has indicated that he plans to hold a status conference for the purpose of resuming proceedings. PPL and PPL Energy Supply cannot predict the outcome of this matter.

Montana Hydroelectric Litigation (PPL and PPL Energy Supply)

In November 2004, PPL Montana, Avista Corporation and PacifiCorp commenced an action for declaratory judgment in Montana First Judicial District Court seeking a determination that no lease payments or other compensation for their hydropower facilities' use and occupancy of streambeds in Montana can be collected by the State of Montana. This request for declaratory judgment from the Montana state court was brought following the dismissal of the State of Montana's federal lawsuit seeking such payments or compensation in the U.S. District Court of Montana, Missoula Division, due to lack of diversity jurisdiction. The State's federal lawsuit was founded on allegations that the bed of Montana's navigable rivers became state-owned property upon Montana's admission to statehood, and that the use of them for placement of dam structures, affiliated structures and reservoirs should, under an existing regulatory scheme, trigger lease payments for use of land underneath. In July 2006, the Montana state court approved a stipulation by the State of Montana that it is not seeking any lease payments or other compensation from PPL Montana for the period prior to PPL Montana's acquisition of the hydropower facilities in December 1999. The trial for this state court proceeding has been scheduled to commence in October 2007. PPL and PPL Energy Supply cannot predict the outcome of this matter.

Regulatory Issues

California ISO and Western Markets (PPL and PPL Energy Supply)

Through its subsidiaries, PPL made $18 million of sales to the California ISO during the period from October 2000 through June 2001, of which $17 million has not been paid to PPL subsidiaries. Given the myriad of electricity supply problems presently faced by the California electric utilities and the California ISO, PPL cannot predict whether or when it will receive payment. At March 31, 2007, PPL has fully reserved for underrecoveries of payments for these sales.

Regulatory proceedings arising out of the California electricity supply situation have been filed at the FERC. The FERC has determined that all sellers of energy into markets operated by the California ISO and the California Power Exchange, including PPL Montana, should be subject to refund liability for the period beginning October 2, 2000 through June 20, 2001, but the FERC has not yet ruled on the exact amounts that the sellers, including PPL Montana, would be required to refund. In decisions in September 2004 and August 2006, the U.S. Court of Appeals for the Ninth Circuit held that the FERC had the additional legal authority to order refunds for periods prior to October 2, 2000, and ordered the FERC to determine whether or not it would be appropriate to grant such additional refunds. As part of its August 2006 decision, the Court stayed the time to petition for rehearing of the decision and its mandate to the FERC in order to allow the parties time to conduct settlement discussions.

In June 2003, the FERC took several actions as a result of a number of related investigations. The FERC terminated proceedings to consider whether to order refunds for spot market bilateral sales made in the Pacific Northwest, including sales made by PPL Montana, during the period December 2000 through June 2001. The FERC also commenced additional investigations relating to "gaming" and bidding practices during 2000 and 2001, but, to their knowledge, neither PPL EnergyPlus nor PPL Montana is a subject of these investigations.

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

PJM Capacity Litigation (PPL, PPL Energy Supply and PPL Electric)

In December 2002, PPL was served with a complaint against PPL, PPL EnergyPlus and PPL Electric filed in the U.S. District Court for the Eastern District of Pennsylvania by a group of 14 Pennsylvania boroughs that apparently alleged, among other things, violations of the federal antitrust laws in connection with the pricing of installed capacity in the PJM daily market during the first quarter of 2001 and certain breach of contract claims. These boroughs were wholesale customers of PPL Electric. In April 2006, the Court dismissed all of the federal antitrust claims and all of the breach of contract claims except for one breach of contract claim by one of the boroughs. PPL cannot predict the outcome related to the remaining open claim.

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

In April 2005, the FERC determined that PECO was entitled to reimbursement for the transmission congestion charges that PECO asserts PJM erroneously billed to it at the Elroy substation. The FERC set for additional proceedings before a judge the determination of the amount of the overcharge to PECO and which PJM market participants were undercharged and therefore are responsible for reimbursement to PECO.

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

Subsequently, in March 2006, PPL Electric and Exelon filed with the FERC a new proposed settlement agreement under which PPL Electric would have paid approximately $41 million over a five-year period to PJM through a new transmission charge. Pursuant to this proposed agreement, PJM would have forwarded the amounts collected under this new charge to PECO.

In November 2006, the FERC entered an order accepting the parties' March 2006 proposed settlement agreement, upon the condition that PPL Electric agree to certain modifications. The FERC's acceptance was conditioned upon reimbursement to PECO through a single credit to PECO's monthly PJM bill and a corresponding charge on PPL Electric's monthly PJM bill, rather than through a PJM Tariff transmission charge applicable only to PPL Electric. The FERC ordered PPL Electric to advise the FERC within 30 days as to whether it would accept or reject the proposed modifications.

In December 2006, PPL Electric and Exelon filed with the FERC, pursuant to the November 2006 order, a modified offer of settlement ("Compliance Filing"). Under the Compliance Filing, PPL Electric would make a single payment through its monthly PJM bill of $38 million, plus interest through the date of payment, and PJM would include a single credit for this amount in PECO's monthly PJM bill. Through December 31, 2006, the estimated interest on this payment was $4 million, for a total PPL Electric payment of $42 million.

Based on the terms of the Compliance Filing and the effective date and provisions of power supply agreements between PPL Electric and PPL EnergyPlus, PPL determined that PPL Electric was responsible for the claims prior to July 1, 2000 (totaling $12 million), and that PPL EnergyPlus was responsible for the claims subsequent to that date (totaling $30 million).

Based on the Compliance Filing, PPL and PPL Electric reduced the recorded loss accrual by $5 million at December 31, 2006. PPL Electric also recorded a receivable from PPL EnergyPlus of $30 million at December 31, 2006, for the portion of the claims allocated to PPL EnergyPlus. As a result of the reduction of the loss accrual and the allocation to PPL EnergyPlus, PPL Electric recorded credits to expense of $35 million on the Statement of Income, including $28 million of "Energy purchases" and $7 million of "Interest Expense."

PPL Energy Supply recorded a loss accrual of $30 million at December 31, 2006, for its share of the claims, and recorded a corresponding payable to PPL Electric. PPL EnergyPlus recorded $27 million of "Energy purchases" and $3 million of "Interest Expense" on the Statement of Income.

In March 2007, the FERC entered an order approving the Compliance Filing. In April 2007, PPL Electric paid PJM the full settlement amount of $43 million, including additional interest of $1 million recorded during the three months ended March 31, 2007. This proceeding is now terminated.

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

In May 2006, the FERC issued an order rejecting the claims of the various parties in the proceeding regarding PPL's Western market-based rate filing and granting PPL Montana market-based rate authority in NorthWestern's control area. There are two outstanding requests for rehearing of the FERC's order, and the FERC has issued a routine order allowing more time to consider these rehearing requests. While PPL Montana continues to believe that it does not have market power in NorthWestern's control area and that it has no obligations to make additional sales of power to NorthWestern regardless of the outcome of this proceeding, it cannot predict the outcome of these proceedings.

Currently, if a seller is granted market-based rate authority by the FERC, it may enter into power contracts during the time period for which such authority has been granted. If the FERC determines that the market is not workably competitive or the seller possesses market power or is not charging just and reasonable rates, the FERC institutes prospective action. Any contracts entered into pursuant to the FERC's market-based rate authority remain in effect and are generally subject to a high standard of review before the FERC can order any changes. Recent court decisions by the U.S. Court of Appeals for the Ninth Circuit have raised issues that may make it more difficult for the FERC to continue its program of promoting wholesale electricity competition through market-based rate authority. These court decisions permit retroactive refunds and a lower standard of review by the FERC for changing power contracts, and could have the effect of requiring the FERC to review in advance most, if not all, power contracts. The FERC has not yet taken action in response to these recent court decisions, and the decisions have been or are expected to be appealed to the U.S. Supreme Court. At this time, PPL cannot predict the impact of these court decisions on the FERC's future market-based rate authority program or on PPL's business.

Illinois Auction Complaints (PPL and PPL Energy Supply)

As a result of the Electric Service Customer Choice and Rate Relief Law of 1997, the Illinois General Assembly provided the opportunity for power suppliers to compete to supply power to Illinois electric utilities to meet the full requirements of all non-shopping Illinois electricity customers. The Illinois Commerce Commission (ICC) conducted an auction for supply of up to 25,474 MW of peak load and hired an independent Auction Monitor for this purpose. PPL EnergyPlus submitted bids in this Illinois auction process and, as a result, in September 2006 entered into three agreements with Commonwealth Edison Company to supply a portion of its full requirements service. These agreements commenced in January 2007 and expire after 17, 29 and 41 months. During peak hours, PPL EnergyPlus' obligation to supply Commonwealth Edison may reach 700 MW. At the conclusion of the auction process, the Auction Monitor and the ICC Staff both concluded that the auction process was competitive.

In March 2007, the Illinois Attorney General filed a complaint at the FERC against all of the successful bidders in this auction process, including PPL EnergyPlus and fifteen other suppliers, alleging market manipulation and requesting that the FERC investigate such allegations, requesting refunds for sales at prices above just and reasonable rates and seeking revocation of the FERC market-based rate authority for certain of the suppliers. The redacted copy of the complaint served on PPL EnergyPlus does not identify which suppliers allegedly engaged in market manipulation or which suppliers allegedly should have their market-based rate authority revoked.

PPL EnergyPlus is reviewing the complaint and gathering information regarding the allegations. Subsequent to the Illinois Attorney General's complaint, two class actions were filed in Illinois State Court in Cook County against all successful bidders in the Illinois auction, including PPL EnergyPlus, alleging violations of unfair trade practices laws. The factual allegations appear similar to those in the Attorney General's complaint. While PPL and PPL Energy Supply do not currently believe that these matters will have a material adverse impact on the financial condition of PPL and PPL Energy Supply, they cannot predict the outcome of this matter.

Wallingford Cost-Based Rates (PPL and PPL Energy Supply)

In January 2003, PPL negotiated an agreement with ISO New England that would declare that four of the five units at PPL's Wallingford, Connecticut facility are "reliability must run" (RMR) units and put those units under cost-based rates. This RMR agreement and the cost-based rates are subject to approval by the FERC. In May 2003, the FERC denied PPL's request for approval of the RMR agreement and cost-based rates, but in August 2005, the U.S. Court of Appeals for the District of Columbia Circuit reversed the FERC's denial and remanded the case to the FERC for further consideration. In April 2006, the FERC conditionally approved the RMR agreement and the cost-based rates for the four Wallingford units, effective February 1, 2003, subject to refund, hearing and settlement procedures. The FERC ordered a hearing to determine whether the Wallingford units needed the RMR agreement, the proposed cost-based rates under the RMR agreement and the amounts to be recovered for past periods under the RMR agreement. Any rates collected under the RMR agreement prior to the completion of the hearing and/or settlement proceedings are subject to refund pending the outcome of the proceedings. The hearing has been held in abeyance pending the outcome of the settlement proceedings among the interested parties.

In September 2006, PPL and certain of the parties filed a written settlement with the FERC. The settlement is unopposed and resolves all issues in the pending proceeding, including payments to PPL for the past period and going forward. Under the terms of the settlement, PPL would receive a total of $44 million in settlement of amounts due under the RMR agreement for the period February 1, 2003 through May 31, 2006. This amount (plus interest) would be paid to PPL in approximately equal monthly installments over a two-year period. In addition, PPL would enter into a revised RMR Agreement effective as of June 1, 2006, under which it would be entitled to receive $2 million per month for its recovery of fixed costs while the agreement remains in effect. PPL has deferred $16 million of payments related to the pending RMR settlement as of March 31, 2007. In October 2006, the administrative law judge assigned to this matter certified the settlement to the FERC for its consideration as an uncontested settlement.

In March 2007, the FERC approved the settlement agreement, subject to the condition that the parties file revisions to provide that the FERC will be bound to the "just and reasonable" and not the "public interest" standard of review in its consideration of modifications to the agreement. In compliance with the March 2007 order, PPL and the other settling parties submitted a compliance filing to the FERC in April 2007, revising the settlement offer and the RMR agreement to accept this condition.

PPL and PPL Energy Supply currently expect that the four Wallingford RMR units will begin to participate in ISO New England's locational forward reserve market in June 2007, at which time the revised RMR Agreement would terminate in accordance with the settlement provided certain conditions are met. The ISO New England locational forward reserve market provides revenues to peaking generation units that can quickly come on line from reserve status to meet reliability requirements.

Montana Public Service Commissioner's Litigation (PPL and PPL Energy Supply)

In May 2006, one of the commissioners of the Montana PSC commenced an action in Montana First Judicial District Court against PPL Montana and the Montana PSC seeking to cause the Montana PSC to reverse its 1999 order consenting to EWG status for PPL Montana's power plants. In 1999, the FERC had granted the plants EWG status and the authority to sell electricity produced at market-based rates, and the Montana PSC consented to this status for PPL Montana's plants under a provision of federal law. In September 2006, the Court granted PPL Montana's and the Montana PSC's motions to dismiss this action. The plaintiff has appealed the dismissal of the lawsuit to the Montana Supreme Court. PPL and PPL Energy Supply continue to believe that this lawsuit is groundless and beyond the statute of limitations period, but cannot predict the outcome of this matter.

IRS Synthetic Fuels Tax Credits (PPL and PPL Energy Supply)

PPL, through its subsidiaries, has interests in two synthetic fuel production facilities: the Somerset facility located in Pennsylvania and the Tyrone facility located in Kentucky. PPL receives tax credits pursuant to Section 29/45K of the Internal Revenue Code based on the sale of synthetic fuel from these facilities. Section 29/45K tax credits are currently scheduled to expire at the end of 2007.

To qualify for the Section 29/45K tax credits, the synthetic fuel must meet three primary conditions: (i) there must be a significant chemical change in the coal feedstock, (ii) the product must be sold to an unaffiliated entity, and (iii) the production facility must have been placed in service before July 1, 1998.

In addition, Section 29/45K provides for the synthetic fuel tax credit to begin to phase out when the relevant annual reference price for crude oil, which is the domestic first purchase price (DFPP), falls within a designated range and to be eliminated when the DFPP exceeds the range. The phase-out range is adjusted annually for inflation. Currently, the DFPP is published by the IRS annually in April for the prior year and is calculated based on the annual average wellhead price per barrel for all unregulated domestic crude oil. At December 31, 2006, PPL had estimated a phase-out of approximately 35% of the gross-tax credits in 2006. Based on the final published DFPP reference price for 2006, the phase-out percentage is now expected to be approximately 33%. A final calculation of the related 2006 tax credits net of the revised phase-out will be calculated upon receipt of all relevant tax information. PPL does not expect the actual net tax credits to be materially different than those estimated at December 31, 2006.

PPL currently estimates the phase-out range for 2007 to begin at about $57 per barrel (DFPP) and the tax credits to be totally eliminated at about $71 per barrel (DFPP). PPL currently expects a phase-out of approximately 10% of the gross tax credits produced in 2007, based on its estimate of the DFPP reference price and the phase-out range applicable for 2007. If the price of crude oil increases above current price levels in 2007, PPL's synthetic fuel tax credits for 2007 could be significantly reduced or eliminated. PPL cannot predict or estimate with any certainty the final DFPP reference price for crude oil or the phase-out range for 2007.

Since PPL began the synthetic fuel operations, the synthetic fuel produced at the Somerset and Tyrone facilities has resulted in an aggregate recognition of tax credits of an estimated $305 million for Somerset and $105 million for Tyrone as of March 31, 2007, including estimated amounts for the first quarter of 2007. After considering the estimated 2007 phase-out of approximately 10%, PPL recognized $14 million of tax credits for Somerset and $12 million of tax credits for Tyrone for the quarter ending March 31, 2007. An estimated $2 million of the gross tax credits for Somerset and $1 million for Tyrone were not recognized for the three months ended March 31, 2007, due to the phase-out range and the estimated DFPP reference price.

PPL has economic hedge transactions for 2007 that are expected to mitigate PPL's tax credit phase-out risk due to an increase of the DFPP reference price in 2007. The mark-to-market value of these hedges is reflected in "Energy-related businesses" revenues on the Statement of Income. Such hedge transactions do not mitigate any ongoing operational or production risks associated with the Tyrone and Somerset facilities.

PPL performed impairment reviews of both its synthetic fuel production facilities during the second quarter of 2006. The reviews were prompted by the temporary suspension of operations at Somerset in April 2006, the uncertainty surrounding the future operations of each of the facilities and continued observed and forecasted high crude oil prices at that time. PPL determined that the net book value of the facilities exceeded the projected undiscounted cash flows. Therefore, in the second quarter of 2006, PPL recorded charges totaling $10 million ($6 million after tax) to fully impair its synfuel-related assets based on an internal model and other analysis. The impairment charges were reflected in "Energy-related businesses" expenses on the Statements of Income. The assets of the facilities are a component of the Supply segment.

PPL also purchases synthetic fuel from unaffiliated third parties, at prices below the market price of coal, for use at its coal-fired power plants. Fuel cost savings for the first quarter of 2007 were $5 million. PPL estimates that, unless these third parties discontinue their synthetic fuel operations and sales to PPL due to the impact of projected DFPP oil prices or otherwise, its purchases from these parties will result in fuel cost savings for the remainder of 2007 of $20 million assuming full production throughout the year.

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

Energy Policy Act of 2005 (PPL, PPL Energy Supply and PPL Electric)

In August 2005, President Bush signed into law the Energy Policy Act of 2005 (the 2005 Energy Act). The 2005 Energy Act is comprehensive legislation that will substantially affect the regulation of energy companies. The Act amends federal energy laws and provides the FERC with new oversight responsibilities. Among the important changes that have been or will be implemented as a result of this legislation are:

•	The Public Utility Holding Company Act of 1935 has been repealed. PUHCA significantly restricted mergers and acquisitions in the electric utility sector.
•
The FERC has appointed the North American Electric Reliability Council as the electric reliability organization to establish and enforce mandatory reliability standards ("Reliability Standards") regarding the bulk power system, and the FERC will oversee this process and independently enforce the Reliability Standards, as further described below.

•
The FERC will establish incentives for transmission companies, such as performance-based rates, recovery of the costs to comply with reliability rules and accelerated depreciation for investments in transmission infrastructure.

•	The Price-Anderson Amendments Act of 1988, which provides the framework for nuclear liability protection, was extended to 2025.
•	Federal support will be available for certain clean coal power initiatives, nuclear power projects and renewable energy technologies.

The implementation of the 2005 Energy Act requires proceedings at the state level and the development of regulations, some of which have not been finalized, by the FERC, the DOE and other federal agencies. PPL cannot predict when all of these proceedings and regulations will be finalized.

Upon implementation, the Reliability Standards will have the force and effect of law, and will apply to all users of the bulk power electricity system, including electric utility companies, generators and marketers. The FERC has indicated that it intends to vigorously enforce the Reliability Standards using, among other means, civil penalty authority. At this time, PPL cannot predict the impact that compliance with the Reliability Standards will have on PPL, including its capital and operating expenditures, but such compliance costs could be significant.

PPL also cannot predict with certainty the impact of the other provisions of the 2005 Energy Act and any related regulations on PPL and its subsidiaries.

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

Air (PPL and PPL Energy Supply)

The Clean Air Act deals, in part, with acid rain, attainment of federal ambient ozone standards, particulate matter standards and toxic air emissions and visibility in the U.S. Amendments to the Clean Air Act requiring additional emission reductions are likely to continue to be brought up for consideration in the U.S. Congress. The Clean Air Act allows states to develop more stringent regulations and in some instances, as further discussed below, Pennsylvania and Montana have chosen to do so.

Citing its authority under the Clean Air Act, the EPA has developed new standards for ambient levels of ozone and fine particulates in the U.S. These standards have been upheld following court challenges. To facilitate attainment of these standards, the EPA has promulgated the Clean Air Interstate Rule (CAIR) for 28 midwestern and eastern states, including Pennsylvania, to reduce sulfur dioxide emissions by about 50% by 2010 and to extend the current seasonal program for reduction in emissions of nitrogen oxides to a year-round program starting in 2009. The CAIR requires further reductions, starting in 2015, in sulfur dioxide and nitrogen oxides of 30% and 20%, respectively, from 2010 levels. The CAIR allows these reductions to be achieved through cap-and-trade programs. Pennsylvania has not challenged the CAIR, but the rule has been challenged by several states and environmental groups as not being sufficiently strict, and by industry petitioners as being too strict. In addition, several Canadian environmental groups have petitioned the EPA under the Clean Air Act to revise the CAIR to require deeper reductions in sulfur dioxide and mercury emissions, and the Ozone Transport Commission (consisting of Pennsylvania and 11 other states and the District of Columbia) has passed a resolution calling for reductions in sulfur dioxide and nitrogen oxides that are more stringent than those under CAIR. The Pennsylvania DEP, which represents Pennsylvania on the Ozone Transport Commission, has indicated its support for developing regulations for reductions in sulfur dioxide and nitrogen oxides that are more stringent than those under CAIR.

In order to continue meeting existing sulfur dioxide reduction requirements of the Clean Air Act, including CAIR, PPL is installing sulfur dioxide scrubbers at its Montour Units 1 and 2 and Brunner Island Unit 3, and a scrubber at Brunner Island Units 1 and 2. The scrubbers for both Montour units and Unit 3 at Brunner Island are expected to be in-service during 2008 and the scrubber for Units 1 and 2 at Brunner Island is expected to be in-service during 2009. Based on expected levels of generation and projected emission allowance prices, PPL has determined that it is more economic to install these scrubbers than to purchase significant additional emission allowances to make up the emission allowance shortfalls that would otherwise occur. In order to meet the year-round reductions in nitrogen oxides under CAIR, PPL's current plan is to operate the SCRs at Montour Units 1 and 2 year-round, optimize emission reductions from the existing combustion controls and purchase any needed emission allowances on the open market. PPL's current installation plan for the scrubbers and other pollution control equipment (primarily aimed at sulfur dioxide, particulate, nitrogen oxides and mercury emissions reduction) through 2011 reflects a total cost of approximately $1.5 billion. PPL expects a 30 MW reduction in net generation capability at each of the Brunner Island and Montour plants, due to the estimated increases in station service usage during the scrubber operation.

Also citing its authority under the Clean Air Act, the EPA has finalized Clean Air Mercury Regulations (CAMR) that affect coal-fired plants. These regulations establish a cap-and-trade program to take effect in two phases, with a first phase to begin in January 2010, and a second phase with more stringent caps to begin in January 2018. Under CAMR, each state is allocated a mercury emissions cap and is required to develop state implementing regulations that can follow the federal requirements or be more restrictive. Several states, including Pennsylvania, have challenged CAMR in the U.S. Court of Appeals for the District of Columbia Circuit as not being sufficiently strict. PPL cannot predict the outcome and impact of that challenge.

Pennsylvania has adopted its own, more stringent mercury rules. Pennsylvania's rules will require that mercury controls be installed on each coal-fired generating unit; that the EPA's CAMR caps be met at each unit without the benefit of an emissions trading program; and that the second phase of CAMR be accelerated to begin in 2015.

PPL expects that it can achieve the 2010 requirements under Pennsylvania's more stringent mercury rules with only the addition of chemical injection systems. This expectation is based on the co-benefits of mercury removal from the scrubbers expected to be in place at its Pennsylvania plants as of 2010, and the SCRs already in place at Montour. PPL currently estimates that the capital cost of such chemical injection systems at its Pennsylvania plants will be approximately $20 million.

Because an emissions trading program is not allowed under Pennsylvania's mercury rules, adsorption/absorption technology with fabric filters may be required at most of PPL's Pennsylvania coal-fired generating units to meet Pennsylvania's second-phase caps beginning in 2015. Based on current analysis and industry estimates, PPL estimates that if this technology were required at every one of its Pennsylvania units the aggregate capital cost of compliance would be approximately $530 million.

Montana also has finalized its own more stringent rules that would require every coal-fired generating plant in the state to achieve by 2010 reduction levels more stringent than CAMR's 2018 cap. Because enhanced chemical injection technologies may not be sufficiently developed to meet this level of reductions by 2010, there is a risk that adsorption/absorption technology with fabric filters at both Colstrip and Corette would be required. Based on current analysis and industry estimates, PPL estimates that its capital cost to achieve compliance at its Montana units would be approximately $140 million.

PPL expects both Pennsylvania's and Montana's mercury rules to be challenged in court. If those rules are overturned and PPL is instead required to comply with CAMR, PPL expects that it could achieve the 2010 requirements under CAMR in both Pennsylvania and Montana with only the addition of chemical injection systems and allowance purchases. In addition to the capital cost for the chemical injection systems in Pennsylvania noted above, PPL estimates that its share of the capital cost for such systems in Montana would be approximately $5 million. With respect to the 2018 requirements under CAMR, PPL currently expects that it would be able to comply in Pennsylvania by installing adsorption/absorption technology with fabric filters on half of its generating capacity at a capital cost of approximately $265 million. In Montana, PPL currently expects that it could achieve the 2018 CAMR requirements with enhanced chemical injection at modest cost.

In addition to the above rules, the Clean Air Visibility Rule was issued by the EPA on June 15, 2005, to address regional haze or regionally-impaired visibility caused by multiple sources over a wide area. The rule defines Best Available Retrofit Technology (BART) requirements for electric generating units, including presumptive limits for sulfur dioxide and nitrogen oxides controls for large units. In 2007, PPL must submit to the Pennsylvania DEP and to the Montana DEQ its analyses of the visibility impacts of plants covered by the BART rule in each state. In Pennsylvania, this would include Martins Creek Units 3 and 4, Brunner Island Units 2 and 3 and Montour Units 1 and 2. In Montana, this would include Colstrip Units 1 and 2 and Corette. PPL has completed the BART analysis for the Pennsylvania plants and has submitted the analysis to the Pennsylvania DEP.

The EPA has stated that the BART rule will not require states to make reductions in sulfur dioxide or nitrogen oxides beyond those required by CAIR, although states can establish more stringent rules. At this time, PPL cannot predict whether the Pennsylvania DEP will require any such additional reductions. In states like Montana that are not within the CAIR region, the need for and cost of additional controls as a result of this new rule are not now determinable, but could be significant.

In 1999, the EPA initiated enforcement actions against several utilities, asserting that older, coal-fired power plants operated by those utilities have, over the years, been modified in ways that significantly increased their emissions and subjected them to more stringent "New Source" requirements under the Clean Air Act. The EPA subsequently issued notices of violation and commenced enforcement activities against other utilities. In April 2007, the U.S. Supreme Court upheld the annual emissions test under which the EPA had found emissions increases at the plants included in its enforcement initiative.

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

The New Jersey DEP and some New Jersey residents raised environmental concerns with respect to the Martins Creek plant, particularly with respect to sulfur dioxide emissions and the opacity of the plant's plume. These issues were raised in the context of an appeal by the New Jersey DEP of the Air Quality Plan Approval issued by the Pennsylvania DEP to PPL's Lower Mt. Bethel generating plant. In October 2003, PPL finalized an agreement with the New Jersey DEP and the Pennsylvania DEP. Under the agreement, PPL Martins Creek will shut down the plant's two 150 MW coal-fired generating units in September 2007 and may repower them any time after shutting them down so long as it follows all applicable state and federal requirements. Pursuant to the agreement, the New Jersey DEP withdrew its challenge to the Air Quality Plan Approval for the Lower Mt. Bethel facility. The agreement will not result in material costs to PPL. The agreement does not address the issues raised by the New Jersey DEP regarding the visible opacity of emissions from the oil-fired units at the Martins Creek plant. Similar issues also are being raised by the Pennsylvania DEP. PPL is currently negotiating the matter with the Pennsylvania DEP. If it is determined that actions must be taken to address the visible opacity of these emissions, such actions could result in costs that are not now determinable, but could be significant.

In December 2003, PPL Montana, as operator of the Colstrip facility, received an Administrative Compliance Order (ACO) from the EPA pursuant to the Clean Air Act. The ACO alleges that Units 3 and 4 of the facility have been in violation of the Clean Air Act permit at Colstrip since 1980. The permit required Colstrip to submit for review and approval by the EPA an analysis and proposal for reducing emissions of nitrogen oxides to address visibility concerns upon the occurrence of certain triggering events. The EPA asserted that regulations it promulgated in 1980 triggered this requirement. PPL believes that the ACO is unfounded. A settlement in this matter has been reached by the parties and is awaiting entry by the U.S. District Court for the District of Montana. The agreement calls for installation of low nitrogen oxides emissions equipment on Colstrip Units 3 and 4, payment of a non-material penalty and financing of an energy efficient project. PPL Montana's cost of this settlement is anticipated to be approximately $4 million.

There is a growing concern nationally and internationally about global climate change and the contribution of emissions of greenhouse gases, including most significantly, carbon dioxide. This concern has led to increased interest in legislation at the federal level, actions at the state level, as well as litigation relating to greenhouse gas emissions, including the recent Supreme Court decision holding that the EPA has the authority to regulate carbon dioxide emissions from motor vehicles under the Clean Air Act. Increased pressure for carbon dioxide emissions reduction also is coming from investor organizations and the international community.

On the legislative front, in June 2005, the U.S. Senate adopted a resolution declaring that mandatory reductions in greenhouse gases are needed. Several bills that would cap or tax greenhouse gases from electric utilities are being considered by Congress, and the concept of such regulation has received support from the majority leadership in both the U.S. Senate and U.S. House of Representatives.  President Bush has opposed such regulation, promoting instead a voluntary greenhouse gas reduction program, called the Climate VISION program.

At the state level, seven northeastern states signed an MOU in 2005, agreeing to establish a cap and trade program, called the Regional Greenhouse Gas Initiative (RGGI), commencing in January 2009 for stabilization of carbon dioxide emissions, at base levels established in 2005, from electric power plants larger than 25 MW in capacity. The MOU also provides for a 10% reduction in carbon dioxide emissions from the base levels by the end of 2018. In August 2006, a Model Rule was developed by these seven states that will form the basis for participants to adopt individual state laws and regulations for program implementation. Three other states have subsequently joined RGGI, and several other states are considering joining. A similar effort is under way in the western part of the country with California and several other states also having announced their intention to develop a cap-and-trade program for carbon dioxide.

Pennsylvania and Montana have not, at this time, established any mandatory programs to regulate carbon dioxide and other greenhouse gases. However, government officials in each state have declared support for state action on climate change issues. PPL has conducted an inventory of its carbon dioxide emissions and is continuing to evaluate various options for reducing, avoiding, off-setting or sequestering its carbon dioxide emissions. If legislation or regulations are passed at the federal or state levels imposing mandatory reductions of carbon dioxide and other greenhouse gases on generation facilities, the cost to PPL of such reductions could be significant.

Water/Waste (PPL and PPL Energy Supply)

In August 2005, there was a release of approximately 100 million gallons of water containing fly ash from a disposal basin at the Martins Creek plant used in connection with the operation of the two 150 MW coal-fired generating units at the plant. This resulted in ash being deposited onto adjacent roadways and fields, and into a nearby creek and the Delaware River. The leak was stopped, and PPL has determined that the problem was caused by a failure in the disposal basin's discharge structure. PPL has conducted extensive clean-up and is continuing to work with the Pennsylvania DEP and other appropriate agencies and consultants to assess whether the leak caused any environmental damage. PPL shut down the two units in September 2005 and placed the units back in service in December 2005 after completing the repairs and upgrades to the basin and obtaining the Pennsylvania DEP's approval.

The Pennsylvania DEP filed a complaint in Commonwealth Court against PPL Martins Creek and PPL Generation, alleging violations of various state laws and regulations and seeking penalties and injunctive relief. The Delaware Riverside Conservancy and several citizens have been granted the right, without objection from PPL, to intervene in the Pennsylvania DEP's action. PPL and the Pennsylvania DEP have reached a tentative settlement for the alleged violations. The proposed settlement requires PPL to pay $1.5 million in penalties and reimbursement of the DEP's costs, and requires PPL to submit a report on the completed studies of possible natural resource damages. PPL has been doing the studies in conjunction with a group of natural resource trustees, along with the Delaware River Basin Commission. PPL expects the trustees and the Delaware River Basin Commission to seek to recover their costs and/or any damages they determine were caused by the leak. PPL is implementing a study plan under which the assessment will be completed and reported to the agencies by May 2007. Studies to date do not show damages attributable to the leak. However, the agencies may require additional studies.

In March 2006, several citizens (including some that have intervened in the Pennsylvania DEP's lawsuit) and two businesses filed a lawsuit in the Superior Court of New Jersey, Warren County, alleging that the fly ash leak caused damage to property along a 40-mile stretch of the Delaware River and asserting that the named plaintiffs are representative of a class of citizens and businesses along the 40-mile stretch of the Delaware River. PPL moved this lawsuit to federal court in New Jersey and the plaintiffs thereafter voluntarily withdrew their action without prejudice to bring an action in state court that is not a class action.

During 2005, PPL Energy Supply recognized a $48 million pre-tax charge ($31 million after tax) in connection with the then-expected on-site and off-site costs relating to the remediation. Based on its ongoing assessment of the expected remediation costs, in the first quarter of 2006 PPL Energy Supply reduced the estimate in connection with the current expected costs of the leak by $3 million, of which $2 million relates to off-site costs and the remainder to on-site costs. This reduction was included in "Other operation and maintenance" on the Statement of Income. During the remainder of 2006, PPL Energy Supply further reduced its estimate in connection with the current expected costs of the leak by $8 million. At March 31, 2007, management's best estimate of the probable loss associated with the Martins Creek ash basin leak remains at $37 million, of which $31 million relates to off-site costs, and the balance to on-site costs. At March 31, 2007, the remaining contingency for this remediation was $9 million. PPL and PPL Energy Supply cannot be certain of the outcome of the action initiated by the Pennsylvania DEP, the outcome of the natural resource damage assessment, the outcome of any lawsuit brought by the citizens and businesses and the exact nature of any other regulatory or other legal actions that may be initiated against PPL, PPL Energy Supply or their subsidiaries as a result of the disposal basin leak.

Seepages have been detected at active and retired wastewater basins at various PPL plants, including the Montour, Brunner Island and Martins Creek generating facilities. PPL has completed an assessment of some of the seepages at the Montour and Brunner Island facilities and is working with the Pennsylvania DEP to implement abatement measures for those seepages. PPL is continuing to conduct assessments of other seepages at the Montour and Brunner Island facilities as well as seepages at the Martins Creek facility to determine the appropriate abatement actions. PPL plans to comprehensively address issues related to wastewater basins at all of its Pennsylvania plants, as part of the process to renew the residual waste permits for these basins that expire within the next two years. PPL has a remaining contingency of $1 million to assess and/or abate seepage from certain facilities and has $5 million in the 2007 capital budget to upgrade and/or replace certain waste water facilities in response to the seepage and other facility changes. The potential cost to address other seepages or to replace existing wastewater basins at PPL's Pennsylvania plants is not now determinable, but could be significant.

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

In May 2003, approximately 50 plaintiffs brought an action now pending at the Montana Sixteenth Judicial District Court, Rosebud County, against PPL Montana and the other owners of the Colstrip plant alleging property damage from seepage from the freshwater and wastewater ponds at Colstrip. In February 2007, six plaintiffs filed a separate lawsuit in the same court against the Colstrip plant owners asserting similar claims. PPL Montana has undertaken certain groundwater investigation and remediation measures at the Colstrip plant to address groundwater contamination alleged by the plaintiffs as well as other groundwater contamination at the plant. These measures include proceeding with extending city water to certain residents who live near the plant, some of whom are plaintiffs in the original litigation. Beyond the original estimated reserve of $1 million recorded by PPL Montana in 2004 (of which only an insignificant amount remains at March 31, 2007) for a proposed settlement of the property damage claims raised in the original litigation, for extending city water and for a portion of the remedial investigation costs, PPL Montana may incur further costs based on its additional groundwater investigations and any related remedial measures, which costs are not now determinable, but could be significant.

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

The EPA finalized requirements in 2004 for new or modified cooling water intake structures. These requirements affect where generating facilities are built, establish intake design standards, and could lead to requirements for cooling towers at new and modified power plants. Another rule that was finalized in 2004 addresses existing structures. Six northeastern states challenged the new rules for existing structures as being inadequate. In January 2007, the U.S. Court of Appeals for the Second Circuit remanded to the EPA all of the main requirements of the rule for further analysis and rulemaking. Depending on what changes the EPA makes to the rule in accordance with this decision, and/or what actions the states may take on their own, the impacts of the actions could result in stricter standards for existing structures that could impose significant costs on PPL subsidiaries.

Superfund and Other Remediation

(PPL, PPL Energy Supply and PPL Electric)

PPL Electric is a potentially responsible party at several sites listed by the EPA under the federal Superfund program, including the Columbia Gas Plant Site. Clean-up actions have been or are being undertaken at all of these sites, the costs of which have not been significant. However, should the EPA require significantly different or additional measures in the future, the costs of such measures are not determinable but could be significant.

In 1995, PPL Electric and PPL Generation and, in 1996, PPL Gas Utilities entered into consent orders with the Pennsylvania DEP to address a number of sites that were not being addressed under another regulatory program such as Superfund, but for which PPL Electric, PPL Generation or PPL Gas Utilities may be liable for remediation. These agreements have now been combined into a single agreement for the companies. The Consent Order and Agreement (COA) includes potential PCB contamination at certain PPL Electric substations and pole sites; potential contamination at a number of coal gas manufacturing facilities formerly owned or operated by PPL Electric; oil or other contamination that may exist at some of PPL Electric's former generating facilities; and potential contamination at abandoned power plant sites owned by PPL Generation. This also includes former coal gas manufacturing facilities and potential mercury contamination from gas meters and regulators at PPL Gas Utilities' sites.

As of March 31, 2007, PPL Electric and PPL Gas Utilities have 118 sites (97 well-plugging sites and 21 sites requiring remediation as discussed above) to address under the new combined COA, and currently no PPL Generation sites are included on the COA site list. Additional sites formerly owned or operated by PPL Electric, PPL Generation or PPL Gas Utilities are added to the COA on a case-by-case basis.

At March 31, 2007, PPL Electric and PPL Gas Utilities had accrued $3 million and $9 million, respectively, representing the estimated amounts each will have to spend for site remediation, including those sites covered by the COA noted above. Depending on the outcome of investigations at sites where investigations have not begun or have not been completed, the costs of remediation and other liabilities could be substantial. PPL and its subsidiaries also could incur other non-remediation costs at sites included in the consent orders or other contaminated sites, the costs of which are not now determinable, but could be significant.

There continues to be an issue with natural gas observed in several drinking water wells in and around Tioga County, Pennsylvania, that the Pennsylvania DEP has been working to address. The Pennsylvania DEP has raised concerns that potential leakage of natural gas from the Tioga gas storage field partially owned by PPL Gas Utilities could be contributing to this issue. PPL Gas Utilities continues to work with the Pennsylvania DEP and to discuss the matter with the co-owner and operator of the field. The costs to resolve this issue are not now determinable, but could be significant.

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

(PPL and PPL Energy Supply)

Under the Pennsylvania Clean Streams Law, subsidiaries of PPL Generation are obligated to remediate acid mine drainage at former mine sites and may be required to take additional measures to prevent potential acid mine drainage at previously capped refuse piles. One PPL Generation subsidiary is pumping mine water at two mine sites, and treating water at one of these sites. Another PPL Generation subsidiary has installed a passive wetlands treatment system at a third site. At March 31, 2007, PPL Energy Supply had accrued a discounted liability of $30 million to cover the costs of pumping and treating groundwater at the two mine sites for 50 years and for operating and maintaining passive wetlands treatment at the third site. PPL Energy Supply discounted this liability at a rate of 5.82%. Expected undiscounted payments are estimated at $1 million for each of the years from 2007 through 2011, and the expected payments for the work after 2011 are $116 million.

In 1999, the Montana Supreme Court held in favor of several citizens' groups that the right to a clean and healthful environment is a fundamental right guaranteed by the Montana Constitution. Currently pending before the Court are three cases relating to the manner in which this fundamental right may be exercised and the proper measurement of damages for environmental impacts to property. These cases were consolidated for purposes of arguments before the Court. The Court's ruling on this consolidated litigation could result in significantly more lawsuits under Montana's environmental laws. The effect on PPL Montana of any such increase in legal actions is not currently determinable, but could be significant.

(PPL, PPL Energy Supply and PPL Electric)

Future cleanup or remediation work at sites currently under review, or at sites not currently identified, may result in material additional operating costs for PPL subsidiaries that cannot be estimated at this time.

Electric and Magnetic Fields (PPL, PPL Energy Supply and PPL Electric)

Concerns have been expressed by some members of the public regarding potential health effects of power frequency EMFs, which are emitted by all devices carrying electricity, including electric transmission and distribution lines and substation equipment. Government officials in the U.S. and the U.K. have reviewed this issue. The U.S. National Institute of Environmental Health Sciences concluded in 2002 that, for most health outcomes, there is no evidence of EMFs causing adverse effects. The agency further noted that there is some epidemiological evidence of an association with childhood leukemia, but that this evidence is difficult to interpret without supporting laboratory evidence. The U.K. National Radiological Protection Board (now part of the U.K. Health Protection Agency) concluded in 2004 that, while the research on EMFs does not provide a basis to find that EMFs cause any illness, there is a basis to consider precautionary measures beyond existing exposure guidelines. PPL and its subsidiaries believe the current efforts to determine whether EMFs cause adverse health effects should continue and are taking steps to reduce EMFs, where practical, in the design of new transmission and distribution facilities. PPL and its subsidiaries are unable to predict what effect, if any, the EMF issue might have on their operations and facilities either in the U.S. or abroad, and the associated cost, or what, if any, liabilities they might incur related to the EMF issue.

Environmental Matters - International (PPL and PPL Energy Supply)

U.K.

WPD's distribution businesses are subject to regulatory and statutory requirements with respect to environmental matters. PPL believes that WPD has taken and continues to take measures to comply with the applicable laws and governmental regulations for the protection of the environment. There are no material legal or administrative proceedings pending against WPD with respect to environmental matters. See "Environmental Matters - Domestic - Electric and Magnetic Fields" for a discussion of EMFs.

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

Other

Nuclear Insurance (PPL and PPL Energy Supply)

PPL Susquehanna is a member of certain insurance programs that provide coverage for property damage to members' nuclear generating stations. Facilities at the Susquehanna station are insured against property damage losses up to $2.75 billion under these programs. PPL Susquehanna is also a member of an insurance program that provides insurance coverage for the cost of replacement power during prolonged outages of nuclear units caused by certain specified conditions. Under the property and replacement power insurance programs, PPL Susquehanna could be assessed retroactive premiums in the event of the insurers' adverse loss experience. At March 31, 2007, this maximum assessment was about $38 million.

In the event of a nuclear incident at the Susquehanna station, PPL Susquehanna's public liability for claims resulting from such incident would be limited to about $10.8 billion under provisions of The Price-Anderson Act Amendments under the Energy Policy Act of 2005. PPL Susquehanna is protected against this liability by a combination of commercial insurance and an industry assessment program. In the event of a nuclear incident at any of the reactors covered by The Price-Anderson Act Amendments under the Energy Policy Act of 2005, PPL Susquehanna could be assessed up to $201 million per incident, payable at $30 million per year.

Guarantees and Other Assurances

(PPL)

PPL fully and unconditionally guarantees all of the debt securities of PPL Capital Funding.

(PPL, PPL Energy Supply and PPL Electric)

The table below provides an update to those guarantees that are within the scope of FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34," and are specifically disclosed in Note 15 to the Financial Statements contained in each Registrant's 2006 Form 10-K.

	Recorded Liability at		Exposure at
	March 31, 2007	December 31, 2006	March 31, 2007 (a)		Expiration Date
PPL Energy Supply (b)
WPD LLP guarantee of obligations under SIUK Capital Trust I preferred securities (c)
Letters of credit issued on behalf of affiliates			$8	(d)	2008
Support agreements to guarantee partnerships' obligations for the sale of coal			6		2007
Retroactive premiums under nuclear insurance programs			38
Nuclear claims under The Price-Anderson Act Amendments under The Energy Policy Act of 2005			201	(e)
Contingent purchase price payments to former owners of synfuel projects			14	(g)	2007
Indemnifications for entities in liquidation and sales of assets		$1	309	(h)	2008 to 2012
Assignment of Enron claims			11	(i)		(i)
WPD guarantee of pension and other obligations of unconsolidated entities	$4	4	33	(f)	2017
Tax indemnification related to unconsolidated WPD affiliates			10	(j)	2012

PPL Electric (b)
Guarantee of a portion of an unconsolidated entity's debt			7	(k)	2008

(a)	Represents the estimated maximum potential amount of future payments that could be required to be made under the guarantee.
(b)	Other than the exceptions noted in (d) below, all guarantees of PPL Energy Supply and PPL Electric also apply to PPL on a consolidated basis.
(c)	These securities were redeemed during February 2007 and, as a result, the guarantee no longer exists. See Note 7 for additional information on the redemption.
(d)
Represents letters of credit issued at the direction of PPL Energy Supply for the benefit of third parties for assurance against nonperformance by PPL and PPL Gas Utilities. This is not a guarantee by PPL on a consolidated basis.

(e)	Amount is per incident.
(f)
Neither the expiration date nor the maximum amount of potential payments for certain obligations is explicitly stated in the related agreements. Therefore, they have been estimated based on the types of obligations.

(g)	Actual payments are based primarily upon production levels of the synfuel projects. See "IRS Synthetic Fuels Tax Credits" within this note for further discussion.
(h)
PPL Energy Supply's maximum exposure with respect to certain indemnifications and the expiration of the indemnifications cannot be estimated because, in the case of certain of the indemnification provisions, the maximum potential liability is not capped by the transaction documents and the expiration date is based on the applicable statute of limitations. The exposure noted is only for those cases in which the agreements provide for a specific limit on the amount of the indemnification.

In connection with the liquidation of wholly owned subsidiaries that have been deconsolidated upon turning the entities over to the liquidators, certain affiliates of PPL Global have agreed to indemnify the liquidators, directors and/or the entities themselves for any liabilities or expenses arising during the liquidation process, including liabilities and expenses of the entities placed into liquidation. In some cases, the indemnifications are limited to a maximum amount that is based on distributions made from the subsidiary to its parent either prior or subsequent to being placed into liquidation. In other cases, the maximum amount of the indemnifications is not explicitly stated in the agreements. The indemnifications generally expire two to seven years subsequent to the date of dissolution of the entities. The exposure noted only includes those cases in which the agreements provide for a specific limit on the amount of the indemnification, and the expiration date was based on an estimate of the dissolution date of the entities.

Certain of the indemnifications provided to the purchaser of the Sundance plant are triggered only if the purchaser's losses reach $1 million in the aggregate, are capped at 50% of the purchase price (or $95 million), and survive for a period of only 24 months after the May 13, 2005, transaction closing. The indemnification provision for unknown environmental and tort liabilities related to periods prior to the ownership by PPL Sundance Energy, LLC of the real property on which the Sundance plant is located are capped at $4 million in the aggregate and survive for a maximum period of five years after the transaction closing.

Certain of the indemnifications provided to the purchaser of the interest of PPL Southwest Generation Holdings, LLC in the Griffith plant are triggered only if the purchaser's losses reach $750,000 in the aggregate, are capped at 35% of the purchase price (or $41 million), and survive for a period of only 18 months after the June 30, 2006, transaction closing. In the case of most such indemnification obligations, the purchaser's existing 50% ownership of the Griffith plant prior to closing is taken into account for purposes of determining and calculating the purchaser's losses, and such indemnification obligations are therefore limited to 50% of any such purchaser losses.

(i)
In July 2006, two subsidiaries of PPL Energy Supply assigned their Enron claims to an independent third party (claims purchaser). In connection with the assignment, the subsidiaries agreed to repay a pro rata share of the purchase price paid by the claims purchaser, plus interest, in the event that any of the assigned claims are disallowed under certain circumstances. The bankruptcy court overseeing the Enron bankruptcy approved the assigned claims prior to their assignment to the claims purchaser. The subsidiaries' repayment obligations will remain in effect until the claims purchaser has received all distributions with respect to the assigned claims.

(j)
Two WPD unconsolidated affiliates were refinanced during 2005. Under the terms of the refinancing, WPD has indemnified the lender against certain tax and other liabilities. At this time, WPD believes that the likelihood of such liabilities arising is remote.

(k)	Reflects principal payments only.

PPL, PPL Energy Supply and PPL Electric and their subsidiaries provide other miscellaneous guarantees through contracts entered into in the normal course of business. These guarantees are primarily in the form of various indemnifications or warranties related to services or equipment and vary in duration. The obligated amounts of these guarantees often are not explicitly stated, and the overall maximum amount of the obligation under such guarantees cannot be reasonably estimated. Historically, PPL, PPL Energy Supply and PPL Electric and their subsidiaries have not made any significant payments with respect to these types of guarantees. As of March 31, 2007, the aggregate fair value of these indemnifications related to arrangements entered into subsequent to December 31, 2002, was insignificant.

11.	Related Party Transactions

Affiliate Trust (PPL and PPL Energy Supply)

At December 31, 2006, PPL's and PPL Energy Supply's Balance Sheets reflected $89 million of "Long-term debt with affiliate trust." This debt represented obligations of WPD LLP under 8.23% Subordinated Debentures maturing in February 2027 that were held by SIUK Capital Trust I, a variable interest entity whose common securities were owned by WPD LLP but which was not consolidated by WPD LLP. In February 2007, WPD LLP redeemed all of the 8.23% Subordinated Debentures that were held by SIUK Capital Trust I. See Note 7 for further discussion of the redemption. Interest expense on this obligation was $2 million and $3 million for the three months ended March 31, 2007 and 2006, and is reflected in "Interest Expense" for PPL and "Interest Expense with Affiliates" for PPL Energy Supply on the Statements of Income. The redemption resulted in a loss of $2 million being recorded during the three months ended March 31, 2007. This loss is reflected in "Interest Expense" for PPL and "Interest Expense with Affiliates" for PPL Energy Supply on the Statement of Income. See Note 22 in each Registrant's 2006 Form 10-K for additional information on the trust.

PLR Contracts (PPL Energy Supply and PPL Electric)

PPL Electric has power sales agreements with PPL EnergyPlus, effective July 2000 and January 2002, to supply all of PPL Electric's PLR load through December 31, 2009. Under these contracts, PPL EnergyPlus provides electricity at the predetermined capped prices that PPL Electric is authorized to charge its PLR customers. For the three months ended March 31, 2007 and 2006, these purchases totaled $481 million and $446 million. These purchases include nuclear decommissioning recovery and amortization of an up-front contract payment and are included in the Statements of Income as "Energy purchases from affiliate" by PPL Electric, and as "Wholesale energy marketing to affiliate" by PPL Energy Supply.

Under one of the PLR contracts, PPL Electric is required to make performance assurance deposits with PPL EnergyPlus when the market price of electricity is less than the contract price by more than its contract collateral threshold. Conversely, PPL EnergyPlus is required to make performance assurance deposits with PPL Electric when the market price of electricity is greater than the contract price by more than its contract collateral threshold. PPL Electric estimated that, at March 31, 2007, the market price of electricity would exceed the contract price by $2.4 billion. Accordingly, at March 31, 2007, PPL Energy Supply was required to provide PPL Electric with performance assurance of $300 million, the maximum amount required under the contract. PPL Energy Supply's deposit with PPL Electric was $300 million at both March 31, 2007 and December 31, 2006. This deposit is shown on the Balance Sheets as "Collateral on PLR energy supply to/from affiliate," a current asset of PPL Energy Supply and a current liability of PPL Electric. PPL Electric pays interest equal to the one-month LIBOR plus 0.5% on this deposit, which is included in "Interest Expense with Affiliate" on the Statements of Income. PPL Energy Supply records this as affiliated interest income, which is included in "Other Income - net" on the Statements of Income.

In 2001, PPL Electric made a $90 million up-front payment to PPL EnergyPlus in connection with the PLR contracts. The up-front payment is being amortized by both parties over the term of the PLR contracts. The unamortized balance of this payment, and other payments under the contract, was $32 million at March 31, 2007 and $35 million at December 31, 2006. These current and noncurrent balances are reported on the Balance Sheets as "Prepayment on PLR energy supply from affiliate" by PPL Electric and as "Deferred revenue on PLR energy supply to affiliate" by PPL Energy Supply.

NUG Purchases (PPL Energy Supply and PPL Electric)

PPL Electric has a reciprocal contract with PPL EnergyPlus to sell electricity purchased under contracts with NUGs. PPL Electric purchases electricity from the NUGs at contractual rates and then sells the electricity at the same price to PPL EnergyPlus. For the three months ended March 31, 2007 and 2006, these NUG purchases totaled $37 million and $39 million. These amounts are included in the Statements of Income as "Wholesale electric to affiliate" by PPL Electric, and as "Energy purchases from affiliate" by PPL Energy Supply.

Allocations of Corporate Service Costs (PPL Energy Supply and PPL Electric)

PPL Services provides corporate functions such as financial, legal, human resources and information services. PPL Services bills the respective PPL subsidiaries for the cost of such services when they can be specifically identified. The cost of these services that is not directly charged to PPL subsidiaries is allocated to certain subsidiaries based on an average of the subsidiaries' relative invested capital, operation and maintenance expenses, and number of employees. PPL Services allocated the following amounts, which PPL management believes are reasonable, to PPL Energy Supply and PPL Electric, including amounts applied to accounts that are further distributed between capital and expense.

	Three Months Ended March 31,
	2007	2006

PPL Energy Supply	$59	$61
PPL Electric	32	32

Divestiture of Latin American Businesses (PPL and PPL Energy Supply)

See Note 8 for details about an agreement reached in April 2007, whereby PPL would sell its Bolivian businesses to a group organized by their local management and employees of the companies.

Intercompany Borrowings

(PPL Energy Supply)

PPL Energy Supply had no notes receivable from affiliates at March 31, 2007 and December 31, 2006. Interest earned on cash collateral and loans to affiliates, included in "Other Income - net" on the Statements of Income, was $5 million for both of the three months ended March 31, 2007 and 2006.

(PPL Electric)

In August 2004, a PPL Electric subsidiary issued a $300 million demand note to an affiliate. In February 2006, the demand note was amended to increase the maximum amount of the note to $450 million. In April 2006, the note was amended back to a maximum amount of $300 million. There was a balance of $300 million outstanding at March 31, 2007 and December 31, 2006. Interest is due quarterly at a rate equal to the 3-month LIBOR plus 1% in 2007 and 1.25% in 2006. This note is shown on the Balance Sheets as "Note receivable from affiliate." Interest earned on the note is included in "Other Income - net" on the Statements of Income, and was $5 million for both of the three months ended March 31, 2007 and 2006.

Intercompany Derivatives (PPL Energy Supply)

PPL Energy Supply has entered into a combination of average rate forwards and average rate options to sell British pounds sterling with PPL. These hedging instruments have terms identical to average rate forwards and average rate options entered into by PPL with third parties to protect expected income denominated in British pounds sterling. At March 31, 2007, the total notional amount of these hedging instruments was £82.9 million (approximately $161 million) and the market value of these positions, representing the amount PPL Energy Supply would pay to PPL and PPL would pay to third parties upon their termination, was $1 million and is reflected in "Other Income - net" on the Statement of Income and "Price risk management liabilities" on the Balance Sheet. The market value of the average rate forwards and average rate options that existed at March 31, 2006 was $2 million, representing the amount PPL would receive from third parties and PPL Energy Supply would receive from PPL upon their termination, and is reflected in "Other income - net" on the Statement of Income for the three months ended March 31, 2006.

PPL Energy Supply has entered into forward contracts to sell Chilean pesos with PPL. These hedging instruments have terms identical to forward sales contracts entered into by PPL with third parties. At March 31, 2007, the total notional amount of these contracts was 175 billion Chilean pesos (approximately $325 million). Of these forward sale contracts, 161 billion Chilean pesos (approximately $300 million) are to hedge the net investment in Emel and is reflected in accumulated other comprehensive loss and "Price risk management assets" on the Balance Sheet. The market value of these positions, representing the amount PPL Energy Supply would receive from PPL and PPL would receive from third parties upon termination, was $1 million.

Trademark Royalties (PPL Energy Supply)

A PPL subsidiary owns PPL trademarks and bills certain affiliates for their use. PPL Energy Supply was allocated $9 million of this license fee for the three months ended March 31, 2007 and 2006. These allocations of the license fee are primarily included in "Other operation and maintenance" on the Statements of Income.

12.	Other Income - net

(PPL, PPL Energy Supply and PPL Electric)

The breakdown of "Other Income - net" was:

	Three Months Ended March 31,
PPL	2007	2006
Other Income
Interest income	$12	$6
Equity earnings	1	1
Earnings on nuclear decommissioning trust	2	3
Gain on sale of real estate	5
Gain on sale of investment in an unconsolidated affiliate (Note 8)		4
Hyder liquidation distribution (Note 8)	4
Gain on transfer of international equity investment (Note 8)	5
Miscellaneous - International		2
Miscellaneous - Domestic	3	4
Total	32	20
Other Deductions
Impairment of investment in U.K. real estate (Note 8)		8
Charitable contributions	2	1
Miscellaneous - International	1
Miscellaneous - Domestic	3	3
Other Income - net	$26	$8

PPL Energy Supply
Other Income
Interest income	$8	$2
Affiliated interest income (Note 11)	5	5
Equity earnings	1	1
Earnings on nuclear decommissioning trust	2	3
Gain on sale of real estate	1
Gain on sale of investment in an unconsolidated affiliate (Note 8)		4
Hyder liquidation distribution (Note 8)	4
Gain on transfer of international equity investment (Note 8)	5
Miscellaneous - International		2
Miscellaneous - Domestic	2	2
Total	28	19

Other Deductions
Impairment of investment in U.K. real estate (Note 8)		8
Miscellaneous - International	1
Miscellaneous - Domestic	3	3
Other Income - net	$24	$8

PPL Electric
Other Income
Interest income	$3	$3
Affiliated interest income (Note 11)	5	5
Gain on sale of real estate	4
Miscellaneous		1
Total	12	9
Other Deductions
Other Income - net	$12	$9

13.	Derivative Instruments and Hedging Activities

(PPL and PPL Energy Supply)

Fair Value Hedges

PPL and PPL Energy Supply enter into financial or physical contracts to hedge a portion of the fair value of firm commitments of forward electricity sales and emission allowance positions. These contracts range in maturity through 2007. Additionally, PPL and PPL Energy Supply enter into financial contracts to hedge fluctuations in the market value of existing debt issuances. These contracts range in maturity through 2046. PPL and PPL Energy Supply also enter into foreign currency forward contracts to hedge the exchange rates associated with firm commitments denominated in foreign currencies. These forward contracts range in maturity through 2008.

PPL and PPL Energy Supply did not recognize significant gains or losses resulting from hedges of firm commitments that no longer qualified as fair value hedges for the three months ended March 31, 2007 and 2006. PPL and PPL Energy Supply also did not recognize any gains or losses resulting from the ineffective portion of fair value hedges in these periods.

Cash Flow Hedges

PPL and PPL Energy Supply enter into financial and physical contracts, including forwards, futures, swaps and options, to hedge the price risk associated with electric, gas, oil and other commodities. These contracts range in maturity through 2017. Additionally, PPL and PPL Energy Supply enter into financial interest rate swap contracts to hedge interest expense associated with both existing and anticipated debt issuances. These interest rate swap contracts range in maturity through 2018. PPL and PPL Energy Supply also enter into foreign currency contracts to hedge the cash flows associated with foreign currency-denominated debt, the exchange rates associated with firm commitments denominated in foreign currencies and the net investment of foreign operations. These contracts range in maturity through 2028.

Net investment hedge activity is reported in the foreign currency translation adjustments component of other comprehensive income. PPL's cumulative net investment hedge losses, after tax, were $5 million as of March 31, 2007, and $6 million as of December 31, 2006. During the three months ended March 31, 2007 and 2006, PPL and PPL Energy Supply recognized insignificant amounts in accumulated other comprehensive loss.

Cash flow hedges may be discontinued if it is probable that the original forecasted transaction will not occur by the end of the originally specified time period. During the three months ended March 31, 2007, an insignificant amount was reclassified from accumulated other comprehensive loss. There were no such events for the three months ended March 31, 2006.

For the three months ended March 31, 2007 and 2006, hedging ineffectiveness associated with energy derivatives was, after tax, a loss of $3 million and a gain of $2 million.

Ineffectiveness associated with interest rate and foreign currency derivatives was not significant for the three months ended March 31, 2007 and 2006.

As of March 31, 2007, the deferred net loss, after tax, on derivative instruments in accumulated other comprehensive loss expected to be reclassified into earnings during the next twelve months is a loss of $1 million for PPL and a gain of $3 million for PPL Energy Supply. Amounts are reclassified as the energy contracts go to delivery and as interest payments are made.

This table shows the accumulated net unrealized losses on qualifying derivatives (excluding net investment hedges), after tax, which are included in accumulated other comprehensive loss.

	Three Months Ended March 31,
	2007	2006
PPL
Beginning of period	$(51)	$(246)
Net change associated with current period hedging activities and other	26	77
Net change from reclassification into earnings	6	25
End of period	$(19)	$(144)

PPL Energy Supply
Beginning of period	$(52)	$(237)
Net change associated with current period hedging activities and other	29	70
Net change from reclassification into earnings	4	24
End of period	$(19)	$(143)

Normal Purchase / Normal Sale Exception

PPL's and PPL Energy Supply's "normal" portfolio includes derivative contracts for full requirements energy, emission allowances, gas and capacity; these contracts range in maturity through 2026. Due to the "normal" election permitted by SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and interpreted, these contracts receive accrual accounting. The net fair value of these contracts that would have been recorded on the Balance Sheets, had they not received accrual accounting treatment, are:

	Gains (Losses)
	March 31, 2007	December 31, 2006

PPL	$(94)	$146
PPL Energy Supply	(94)	154

Economic Hedging Activity

PPL and PPL Energy Supply have entered into energy derivative transactions that economically hedge a specific risk, but do not qualify for hedge accounting under SFAS 133. The unrealized gains and losses on these transactions are considered non-trading activities and are reflected on the Statements of Income in "Wholesale energy marketing" or "Energy-related businesses" revenues, or "Fuel" or "Energy purchases" expenses.

Credit Concentration

PPL and PPL Energy Supply enter into contracts with many entities for the purchase and sale of energy. Many of these contracts are considered a normal part of doing business and, as such, the mark-to-market value of these contracts is not reflected in the financial statements. However, the fair value of these contracts is considered when committing to new business from a credit perspective.

PPL and PPL Energy Supply have credit exposures to energy trading partners. The majority of these exposures is the fair value of multi-year contracts for energy sales and purchases. Therefore, if these counterparties fail to perform their obligations under such contracts, PPL and PPL Energy Supply would not experience an immediate financial loss but would experience lower revenues or higher costs in future years to the extent that replacement sales or purchases could not be made at the same prices as those under the defaulted contracts.

PPL and PPL Energy Supply generally have the right to request collateral from their counterparties in the event that the counterparties' credit ratings fall below investment grade or their exposure exceeds an established credit limit. It is also the policy of PPL and PPL Energy Supply to enter into netting agreements with all of their counterparties to limit credit exposure.

At March 31, 2007, both PPL and PPL Energy Supply had a credit exposure of $378 million to energy trading partners, excluding the effects of netting arrangements. No individual counterparty accounted for more than 12% of the exposure. Ten counterparties accounted for $260 million, or 69%, of the total exposure. Eight of these counterparties had an investment grade credit rating from S&P and accounted for 87% of the top 10 exposure. As a result of netting arrangements and forward market prices, PPL's and PPL Energy Supply's credit exposure was reduced to zero.

(PPL Electric)

PPL Electric has an exposure to PPL Energy Supply under the long-term contract for PPL EnergyPlus to supply PPL Electric's PLR load, as described in Note 11. This is the only credit exposure for PPL Electric that has a mark-to-market element. No other counterparty accounts for more than 1% of PPL Electric's total exposure.

14.	Restricted Cash

(PPL, PPL Energy Supply and PPL Electric)

The following table details the components of restricted cash by reporting entity and by type.

	March 31, 2007
	PPL	PPL Energy Supply	PPL Electric
Current:
Collateral for letters of credit (a)	$41		$41
Deposits for trading purposes with NYMEX broker	48	$48
Client deposits	6
Miscellaneous	1	1	1
Restricted cash - current	96	49	42

Noncurrent:
Required deposits of WPD (b)	19	19
PPL Transition Bond Company Indenture reserves (c)	29		29
Restricted cash - noncurrent	48	19	29
Total restricted cash	$144	$68	$71

	December 31, 2006
	PPL	PPL Energy Supply	PPL Electric
Current:
Collateral for letters of credit (a)	$42		$42
Deposits for trading purposes with NYMEX broker	42	$42
Counterparty collateral	6	6
Client deposits	9
Miscellaneous	3	3	1
Restricted cash - current	102	51	43

Noncurrent:
Required deposits of WPD (b)	20	20
PPL Transition Bond Company Indenture reserves (c)	33		33
Restricted cash - noncurrent	53	20	33
Total restricted cash	$155	$71	$76

(a)
A deposit with a financial institution of funds from the asset-backed commercial paper program to fully collateralize letters of credit. See Note 7 for further discussion on the asset-backed commercial paper program.

(b)	Includes insurance reserves of $18 million and $19 million at March 31, 2007 and December 31, 2006.
(c)	Credit enhancement for PPL Transition Bond Company's $2.4 billion Series 1999-1 Bonds to protect against losses or delays in scheduled payments.

15.	Goodwill

(PPL and PPL Energy Supply)

The changes in the carrying amounts of goodwill by segment were:

	PPL Energy Supply				PPL
	Supply	International Delivery	Total	Pennsylvania Delivery	Total

Balance at December 31, 2006	$94	$1,005	$1,099	$55	$1,154
Effect of foreign currency exchange rates		(7)	(7)		(7)
Reclassification (a)		(144)	(144)		(144)
Other		1	1		1
Balance at March 31, 2007	$94	$855	$949	$55	$1,004

(a)	This amount relates to Latin American businesses and has been transferred to "Assets held for sale" as a result of the anticipated sale of these businesses. See Note 8 for additional information.

16.	Asset Retirement Obligations

(PPL and PPL Energy Supply)

The change in the carrying amounts of the AROs was:

AROs at December 31, 2006	$336
Accretion expense	7
Obligations settled	(1)
AROs at March 31, 2007	$342

Changes in ARO costs and settlement dates, which affect the carrying value of various AROs, are reviewed periodically to ensure that any material changes are incorporated into the latest estimates of the obligation.

Funds in the nuclear decommissioning trust are legally restricted for purposes of settling PPL's and PPL Energy Supply's ARO related to the decommissioning of the Susquehanna station. PPL Electric collects authorized nuclear decommissioning costs through the CTC. These revenues are passed on to PPL EnergyPlus under the power supply agreements between PPL Electric and PPL EnergyPlus. Similarly, these revenues are passed on to PPL Susquehanna under a power supply agreement between PPL EnergyPlus and PPL Susquehanna. These revenues, less applicable taxes, are used to fund the nuclear plant decommissioning trust funds and can only be used for future decommissioning costs. The aggregate fair value of the nuclear plant decommissioning trust funds was $520 million as of March 31, 2007, and $510 million as of December 31, 2006.

17.	New Accounting Standards

(PPL, PPL Energy Supply and PPL Electric)

FIN 48
In June 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109." In May 2007, the FASB amended this guidance by issuing FSP FIN 48-1, "Definition of Settlement in FASB Interpretation No. 48." PPL and its subsidiaries adopted FIN 48, as amended, effective January 1, 2007. See Note 5 for the disclosures required by FIN 48.

SFAS 155

In February 2006, the FASB issued SFAS 155, "Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140." Among other things, SFAS 155 addresses certain accounting issues surrounding securitized financial assets and hybrid financial instruments with embedded derivatives that require bifurcation. PPL and its subsidiaries adopted SFAS 155 effective January 1, 2007. The adoption of SFAS 155 did not have an impact on PPL and its subsidiaries.

SFAS 157

In September 2006, the FASB issued SFAS 157, "Fair Value Measurements." SFAS 157 provides a definition of fair value as well as a framework for measuring fair value. In addition, SFAS 157 expands the fair value measurement disclosure requirements of other accounting pronouncements to require, among other things, disclosure of the methods and assumptions used to measure fair value as well as the earnings impact of certain fair value measurement techniques. SFAS 157 does not expand the use of fair value measurements in existing accounting pronouncements. PPL and its subsidiaries will adopt SFAS 157 prospectively, effective January 1, 2008, except for certain items such as financial instruments that were previously measured at fair value in accordance with footnote 3 of EITF Issue No. 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities," which require a limited form of retrospective application. PPL and its subsidiaries are in the process of evaluating the impact of adopting SFAS 157. The potential impact of adoption is not yet determinable, but it could be material.

SFAS 159

In February 2007, the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115." SFAS 159 provides entities with an option to measure, upon adoption of this pronouncement and at specified election dates, certain financial assets and liabilities at fair value, including available-for-sale and held-to-maturity securities, as well as other eligible items. The fair value option (i) may be applied on an instrument-by-instrument basis, with a few exceptions, (ii) is irrevocable (unless a new election date occurs), and (iii) is applied to an entire instrument and not to only specified risks, cash flows, or portions of that instrument. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.

SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between similar assets and liabilities measured using different attributes. Upon adoption of SFAS 159, an entity may elect the fair value option for eligible items that exist at that date, and must report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings.

PPL and its subsidiaries will adopt SFAS 159 effective January 1, 2008. PPL and its subsidiaries are in the process of evaluating the impact of adopting SFAS 159. The potential impact of adoption is not yet determinable, but it could be material.

PPL CORPORATION AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

PPL is an energy and utility holding company with headquarters in Allentown, PA. In PPL's 2006 Form 10-K, descriptions of its domestic and international businesses are found in "Item 1. Business - Background." Through its subsidiaries, PPL is primarily engaged in the generation and marketing of electricity in two key markets - the northeastern and western U.S. - and in the delivery of electricity in Pennsylvania, the U.K. and Latin America. In March 2007, PPL announced its intention to sell its regulated electricity delivery businesses in Latin America. PPL's reportable segments are Supply, International Delivery and Pennsylvania Delivery. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" in PPL's 2006 Form 10-K for an overview of PPL's strategy and the risks and the challenges that it faces in its business. See "Forward-Looking Information," Note 10 to the Financial Statements and the rest of this Item 2 in this Form 10-Q and "Item 1A. Risk Factors" and the rest of Item 7 in PPL's 2006 Form 10-K for more information concerning the material risks and uncertainties that PPL faces in its businesses and with respect to its future earnings.

The following information should be read in conjunction with PPL's Condensed Consolidated Financial Statements and the accompanying Notes and in conjunction with PPL's 2006 Form 10-K.

Terms and abbreviations are explained in the glossary. Dollars are in millions, except per share data, unless otherwise noted.

Results of Operations

The following discussion begins with a summary of PPL's earnings. "Results of Operations" continues with a review of results by reportable segment and a description of key factors by segment that management expects may impact future earnings. This section ends with explanations of significant changes in principal items on PPL's Statements of Income, comparing the three months ended March 31, 2007, with the same period in 2006.

Earnings

Net income and the related EPS were:

	Three Months Ended March 31,
	2007	2006

Net income	$203	$280
EPS - basic	$0.53	$0.74
EPS - diluted	$0.52	$0.73

The changes in net income from period to period were, in part, attributable to several special items that management considers significant. Details of these special items are provided within the review of each segment's earnings.

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

Segment Results

Net income by segment was:

	Three Months Ended March 31,
	2007	2006

Supply	$117	$143
International Delivery	28	81
Pennsylvania Delivery	58	56
Total	$203	$280

Supply Segment

The Supply segment primarily consists of the domestic energy marketing, domestic generation and domestic development operations of PPL Energy Supply.

The Supply segment results in 2006 reflect the reclassification of PPL's interest in the Griffith plant's operating revenues and expenses from certain income statement line items to "(Loss) Income from Discontinued Operations." See Note 8 to the Financial Statements for further discussion.

Supply segment net income was:

	Three Months Ended March 31,
	2007	2006
Energy revenues
External	$278	$370
Intersegment	481	446
Energy-related businesses	175	158
Total operating revenues	934	974
Fuel and energy purchases
External	301	338
Intersegment	37	41
Other operation and maintenance	175	164
Depreciation	41	37
Taxes, other than income	9	9
Energy-related businesses	197	154
Total operating expenses	760	743
Other Income - net	3
Interest Expense	35	27
Income Taxes	24	60
Minority Interest	1
Loss from Discontinued Operations		(1)
Net income	$117	$143

The after-tax change in net income between these periods was due to the following factors, including discontinued operations.

Eastern U.S. non-trading margins	$(3)
Western U.S. non-trading margins	(5)
Other operation and maintenance expenses	(1)
Depreciation	(2)
Earnings from synfuel projects	11
Interest expense	(3)
Other	2
Special items	(25)
$(26)

•	See "Domestic Gross Energy Margins" for an explanation of non-trading margins by geographic region and for an explanation of net energy trading margins.

•
The improved earnings contribution from synfuel projects was primarily the result of lower assumed phase-out of synthetic fuel tax credits for the three months ended March 31, 2007, compared with the same period in 2006.

The following after-tax amounts, which management considers special items, also had a significant impact on the Supply segment earnings. See the indicated Notes to the Financial Statements for additional information.

	Three Months Ended March 31,
	2007	2006

Mark-to-market adjustments from certain economic, non-trading hedges	$10	$7
Impairment of telecommunications assets (Note 8)	(18)
Reduction in Enron reserve (Note 10)		9
Off-site remediation of ash basin leak (Note 10)		1
Total	$(8)	$17

2007 Outlook

PPL projects significantly higher earnings in its Supply business segment in 2007 compared with 2006. Based on current forward energy prices and hedges already in place, PPL is projecting higher energy margins for the balance of 2007, driven primarily by the replacement of expiring supply obligations with higher-margin wholesale energy contracts, such as the contract with NorthWestern in Montana, as well as new full-requirements contracts in the Mid-Atlantic region.

While PPL expects improved baseload power plant performance in 2007, this performance will be offset by the retirement in September of two small coal-fired units in Pennsylvania and by planned outages, including the Susquehanna Unit 1 outage, which is expected to conclude the control rod friction issues that have affected plant operations over the past several years. PPL believes these planned outages will improve the overall long-term reliability of its generation fleet. PPL also expects a modest increase in fuel-related expenses and increased operation and maintenance expenses.

International Delivery Segment

The International Delivery segment includes operations of the international energy businesses of PPL Global that are primarily focused on the distribution of electricity. Substantially all of PPL Global's international businesses are located in the U.K., Chile, El Salvador and Bolivia.

The International Delivery segment results in the first quarter of 2007 and 2006 reflect the reclassification of Latin American revenues and expenses to "(Loss) Income From Discontinued Operations." See Note 8 to the Financial Statements for further discussion.

International Delivery segment net income was:

	Three Months Ended March 31,
	2007	2006

Utility revenues	$216	$203
Energy-related businesses	10	10
Total operating revenues	226	213
Other operation and maintenance	56	45
Depreciation	43	35
Taxes, other than income	16	11
Energy-related businesses	5	4
Total operating expenses	120	95
Other Income - net	11	(1)
Interest Expense	49	43
Income Taxes	15	3
(Loss) Income from Discontinued Operations	(25)	10
Net income	$28	$81

The after-tax change in net income between these periods was due to the following factors, including discontinued operations.

U.K.:
Delivery margins	$(7)
Depreciation	(3)
Operating expenses	(3)
Interest expense	(3)
Income taxes	(20)
Impact of changes in foreign currency exchange rates	7
Hyder liquidation distributions (Note 8)	4
Gain on transfer of equity investment (Note 8)	5
Impairment of investment in U.K. real estate (Note 8)	6
Other	(2)
Latin American results of operations excluding special items (Note 8)	6
Other	(2)
Special items	(41)
$(53)

•	The U.K.'s earnings were negatively impacted by lower delivery margins, primarily due to a 4% decrease in sales volumes as a result of milder weather in 2007.

•	Higher U.K. income taxes were due to the transfer of WPD tax items in the first quarter of 2006. See Note 5 to the Financial Statements for additional information.

•
Changes in foreign exchange rates increased WPD's portion of revenue and expense line items by 12% in the three months ended March 31, 2007, compared with the same period in 2006, which resulted in $7 million of additional earnings in 2007.

The following after-tax amounts, which management considers special items, also had a significant impact on the International Delivery segment earnings. See the indicated Notes to the Financial Statements for additional information.

	Three Months Ended March 31,
	2007	2006
Divestiture of Latin American businesses (Note 8)	$(40)
Reduction in Enron reserve		$1
Total	$(40)	$1

2007 Outlook

PPL projects the earnings from its International Delivery business segment to decline in 2007 compared with 2006. Higher delivery margins in the U.K., due to higher unit prices, are expected to be more than offset by increased operating expenses and higher income taxes in the U.K. in 2007, due to the favorable resolution of several tax-related items in 2006. In addition, gains from the sale or liquidation of U.K. non-electricity delivery businesses are not expected to continue at the same level in 2007 as occurred in 2006.

In March 2007, the U.K. government outlined proposed changes to various U.K. taxes and allowances. This included a reduction in the rate of corporation tax from 30% to 28% effective April 1, 2008, and changes to allowances for PP&E. The proposal is expected to pass into law in July 2007. WPD is currently assessing the impact of the proposed changes, which could result in lower U.K. income taxes for 2007 than currently forecasted by PPL.

Pennsylvania Delivery Segment

The Pennsylvania Delivery segment includes the regulated electric and gas delivery operations of PPL Electric and PPL Gas Utilities.

Pennsylvania Delivery segment net income was:

	Three Months Ended March 31,
	2007	2006
Operating revenues
External	$959	$909
Intersegment	37	41
Total operating revenues	996	950
Fuel and energy purchases
External	118	126
Intersegment	481	446
Other operation and maintenance	105	102
Amortization of recoverable transition costs	81	72
Depreciation	34	30
Taxes, other than income	54	50
Total operating expenses	873	826
Other Income - net	12	9
Interest Expense	37	44
Income Taxes	35	32
Dividends on Preferred Securities	5	1
Net income	$58	$56

The after-tax change in net income between these periods was due to the following factors.

Delivery revenues (net of CTC/ITC amortization, interest expense on transition bonds and ancillary charges)	$5
Other operation and maintenance expenses	(2)
Depreciation	(3)
Other	2
$2

Higher delivery revenues were primarily due to a 4% increase in sales volume, due in part to the impact of colder weather in 2007 on residential and commercial sales and the return of customers previously served by alternate suppliers.

2007 Outlook

PPL expects the Pennsylvania Delivery segment to have flat earnings in 2007 compared with 2006, with modest load growth being offset by increased operation and maintenance expenses.

In March 2007, PPL Electric filed a request with the PUC to increase distribution rates by approximately $84 million. The PUC's review of the distribution rate request is expected to take about nine months. The proposed distribution rate increase would result in a 2.7% increase over PPL Electric's present rates and would be effective January 1, 2008. PPL Electric cannot predict the outcome of this proceeding.

Refer to PPL's 2006 Form 10-K for information about PPL Electric's plan detailing how it proposes to acquire its PLR electricity supply for non-shopping customers in 2010 after its PLR contract with PPL EnergyPlus expires, as well as the PUC's proposed PLR regulations and policy statement regarding interpretation and implementation of those regulations. Based on current forward market prices, PPL Electric estimated that under its proposed plan customer rates could increase by approximately 30% from 2009 to 2010.

Statement of Income Analysis --

Domestic Gross Energy Margins

The following table provides pre-tax changes in the income statement line items that comprise domestic gross energy margins.

Three Months Ended March 31, 2007 vs. March 31, 2006

Utility	$63
Unregulated retail electric and gas	(3)
Wholesale energy marketing	(86)
Net energy trading margins	(3)
Other revenue adjustments (a)	(14)
Total revenues	(43)
Fuel	58
Energy purchases	(103)
Other cost adjustments (a)	11
Total cost of sales	(34)
Domestic gross energy margins	$(9)

(a)
Adjusted to exclude the impact of any revenues and costs not associated with domestic gross energy margins, consistent with the way management reviews domestic gross energy margins internally. These exclusions include revenues and energy costs related to the international operations of PPL Global, and the domestic delivery operations of PPL Electric and PPL Gas Utilities. Also adjusted to include the margins of the Griffith plant prior to its sale in June 2006, which are included in "(Loss) Income from Discontinued Operations," and gains or losses on sales of emission allowances, which are included in "Other operation and maintenance" expenses on the Statements of Income.

Changes in Domestic Gross Energy Margins By Region

Domestic gross energy margins are generated through PPL's non-trading and trading activities. PPL manages its non-trading energy business on a geographic basis that is aligned with its generation assets. Additionally, beginning in 2006, PPL further segregates non-trading activities into two categories: hedge activity and economic activity. Economic activity represents the net unrealized effect of derivative transactions that are entered into as economic hedges, but do not qualify for hedge accounting, or hedge accounting was not elected, under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and interpreted.

Three Months Ended March 31, 2007 vs. March 31, 2006
Non-trading
Eastern U.S.	$1
Western U.S.	(7)
Net energy trading	(3)
Domestic gross energy margins	$(9)

Eastern U.S.

Eastern U.S. non-trading margins were higher in the first quarter of 2007, compared with the same period in 2006, primarily because of a 1.3% increase in PLR sale prices in accordance with the schedule established by the PUC Final Order. Although supply costs were higher due to increased customer demand under the PLR Contract between PPL Electric and PPL EnergyPlus, these costs were offset by higher margins from new supply contracts and higher coal-fired generation volumes. Coal-fired generation volumes were up 4%.

Unrealized gains included in Eastern non-trading margins that resulted from transactions that did not qualify for hedge accounting treatment, or for which hedge accounting was not elected, and from hedge ineffectiveness, were $12 million in the first quarter of 2007, compared with $14 million in 2006.

Western U.S.

Western U.S. non-trading margins were lower in the first quarter of 2007, compared with the same period in 2006, primarily due to lower hydroelectric generation output, which was down 8%. Also contributing were higher coal prices, which were up 18%, and the sale of PPL's interest in the Griffith plant in 2006. See Note 8 to the Financial Statements for additional information.

Net Energy Trading

PPL enters into energy contracts to take advantage of market opportunities. As a result, PPL may at times create a net open position in its portfolio that could result in significant losses if prices do not move in the manner or direction anticipated. The margins from these trading activities are reflected in the Statements of Income as "Net energy trading margins." These physical and financial contracts cover trading activity associated with electricity, gas and oil.

The amount of energy trading margins from unrealized mark-to-market transactions was a $12 million loss in the first quarter of 2007, compared with a $4 million gain in the same period in 2006.

The realized physical volumes for electricity and gas associated with energy trading were:

	Three Months Ended March 31,
	2007	2006

GWh	2,788	2,085
Bcf	5.3	4.3

Utility Revenues

The increase in utility revenues was attributable to:

Three Months Ended March 31, 2007 vs. March 31, 2006
Domestic:
Retail electric revenue (PPL Electric)
PLR electric generation supply	$37
Electric delivery	14
Gas revenue (PPL Gas Utilities)	(2)
Other	1
International:
U.K. retail electric delivery (PPL Global)	(10)
Foreign currency exchange rates	23
$63

The increase in utility revenues, excluding foreign currency exchange rate impacts, was primarily due to:

•
higher PLR revenues and electric delivery revenues primarily attributable to a 4% increase in sales volume, due in part to the impact of colder weather in 2007 on residential and commercial sales and the return of customers previously served by alternate suppliers; partially offset by

•	lower U.K. revenues primarily due to a 4% decrease in sales volumes as a result of milder weather in 2007.

Energy-related Businesses

Energy-related businesses contributed $27 million less to operating income for the three months ended March 31, 2007, compared with the same period in 2006. The decrease was primarily attributable to a $31 million impairment of telecommunication assets (see Note 8), partially offset by $3 million of lower pre-tax losses from synfuel projects. This reflects $5 million of lower operation losses due to lower production levels; partially offset by a $2 million lower unrealized gain on options purchased to hedge a portion of the risk associated with the phase-out of the synthetic fuel tax credits.

See Note 10 to the Financial Statements for a detailed discussion of synthetic fuel tax credits.

Other Operation and Maintenance

The increase in other operation and maintenance expenses was due to:

Three Months Ended March 31, 2007 vs. March 31, 2006

Reduction in Enron reserve in 2006 (Note 10)	$15
Environmental remediation	6
Pension and other postretirement benefits	4
Change in foreign currency exchange rates	4
Martins Creek ash basin remediation adjustment in 2006 (Note 10)	3
Susquehanna nuclear station outage	2
Tree-trimming	2
Storm insurance premiums	2
Stock-based compensation	2
Western and Eastern U.S. fossil/hydro stations outages	(3)
PUC reportable storms	(3)
Regulatory asset in 2007 for PPL Gas Utilities rate case	(4)
Higher gains on sales of emission allowances	(11)
Other	6
$25

Depreciation

The increase in depreciation expense was due to:

Three Months Ended March 31, 2007 vs. March 31, 2006

Additions to PP&E	$9
Purchase of equipment previously leased	4
Foreign currency exchange rates	4
Reduction of useful lives of certain distribution assets	1
Favorable impact of not depreciating transport assets classified as held for sale (Note 8)	(2)
$16

Taxes, Other Than Income

Taxes, other than income increased by $9 million during the three months ended March 31, 2007, compared with the same period in 2006. The increase was primarily due to a $5 million increase in domestic gross receipts tax expense and an increase in WPD property taxes, as the 2006 period included a credit of $2 million for a refund received.

Other Income - net

See Note 12 to the Financial Statements for details of other income.

Financing Costs

The increase in financing costs, which includes "Interest Expense" and "Dividends on Preferred Securities of a Subsidiary," was due to:

Three Months Ended March 31, 2007 vs. March 31, 2006

Long-term debt interest expense	$7
Foreign currency exchange rates	4
Dividends on 6.25% Series Preference Stock	4
Loss on redemption of 8.23% Subordinated Debentures due 2027	2
Hedging activities	1
Increase in capitalized interest	(7)
$11

Income Taxes

The decrease in income taxes was due to:

Three Months Ended March 31, 2007 vs. March 31, 2006

Lower pre-tax book income	$(20)
Change in tax benefits related to nonconventional fuel tax credits	(10)
Change in tax expense on foreign earnings	(10)
Transfer of WPD tax items in the first quarter of 2006 (Note 5)	20
Other	(1)
$(21)

See Note 5 to the Financial Statements for details on effective income tax rates.

Discontinued Operations

See "Discontinued Operations" in Note 8 to the Financial Statements for information related to the (loss) income from discontinued operations recorded during the three months ended March 31, 2007 and 2006, in connection with PPL's anticipated sale of its Latin American businesses, along with information regarding the operating loss recorded in the first quarter of 2006 prior to the sale of PPL's interest in the Griffith plant.

Financial Condition

Liquidity and Capital Resources

PPL had the following cash and cash equivalents, short-term investments and short-term debt as of the dates noted below:

	March 31, 2007		December 31, 2006

Cash and cash equivalents	$965	(a)	$794
Short-term investments	354		359
	$1,319	(a)	$1,153
Short-term debt	$71		$42

(a)	Excludes $36 million of cash related to the Latin American businesses that is included in "Assets held for sale" on the Balance Sheet.

The $166 million increase in PPL's cash, cash equivalents and short-term investments position was primarily the net result of:

•	proceeds of $505 million from the issuance of long-term debt;
•	$286 million of cash provided by operating activities;
•	a net increase in short-term debt of $29 million; and
•	net proceeds of $26 million from the sale of emission allowances; offset by
•	$341 million of capital expenditures;
•	the retirement of $201 million of long-term debt (which includes a payment of $29 million to settle related cross-currency swaps);
•	the payment of $105 million of common stock dividends; and
•	the reclassification of $36 million of cash related to the Latin American businesses to "Assets held for sale."

Convertible Senior Notes

The terms of PPL Energy Supply's 2.625% Convertible Senior Notes due 2023 include a market price trigger that permits holders to convert the notes during any fiscal quarter if the closing sale price of PPL's common stock exceeds $29.83 for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter. Holders of the Convertible Senior Notes were entitled to convert their notes at any time during the first quarter of 2007 and are also entitled to convert their notes any time during the second quarter of 2007 as a result of the market price trigger being met. When holders elect to convert the Convertible Senior Notes, PPL Energy Supply is required to settle the principal amount in cash and any conversion premium in cash or PPL common stock. During the first quarter of 2007, an insignificant amount of Convertible Senior Notes were presented for conversion and settled with an insignificant amount of cash and PPL common stock. After such conversions, $102 million of Convertible Senior Notes remain outstanding and are eligible for conversion in the second quarter of 2007. PPL and PPL Energy Supply have, and expect to continue to have, access to sufficient liquidity sources to fund any such conversions.

Credit Facilities

In January 2007, WPD (South West) terminated its £150 million three-year committed credit facility, which was to expire in October 2008. This facility was replaced by a new £150 million five-year committed credit facility at WPDH Limited that expires in January 2012, with the option to extend the expiration date by a maximum of two years.

In March 2007, PPL Energy Supply extended the expiration date of its 364-day reimbursement agreement, under which it can cause the bank to issue up to $200 million of letters of credit, to March 2008.

In May 2007, PPL Energy Supply expects to increase the capacity of its $1.9 billion syndicated credit facility to $3.4 billion and extend the June 2011 expiration date of this facility by one year. The additional capacity is expected to support potential collateral requirements under contracts that PPL Energy Supply anticipates entering into in connection with expanding its wholesale marketing and trading business. In May 2007, PPL Electric also expects to extend the expiration date of its $200 million syndicated credit facility to May 2012.

Financings

In December 2006, Elfec issued $11 million of 6.05% UFV (inflation-adjusted bolivianos) denominated bonds with serial maturities from 2012 through 2014. Of these bonds, $5 million were issued in exchange for existing bonds with maturities in 2007 and 2008. Cash proceeds of $6 million were used in January 2007 to refinance bonds with maturities in 2007. These transactions were reflected in PPL's January 2007 financial statements due to the one-month lag in foreign subsidiary reporting.

In March 2007, PPL Capital Funding issued $500 million of 2007 Series A Junior Subordinated Notes due 2067 (Notes). The Notes are fully and unconditionally guaranteed by PPL as to payment of principal, interest and premium, if any. The Notes mature on March 30, 2067, and are callable at par value beginning March 30, 2017. Prior to such time, the Notes may be redeemed at PPL Capital Funding's option at make-whole redemption prices. The Notes bear interest at 6.70% from the date of issuance up to March 30, 2017. Beginning March 30, 2017, and continuing up to the maturity date, the Notes bear interest at three-month LIBOR plus 2.665%, reset quarterly. PPL Capital Funding may defer interest payments on the Notes, from time to time, on one or more occasions for up to ten consecutive years. Deferred interest payments will accumulate additional interest at a rate equal to the interest rate then applicable to the Notes. During any period in which PPL Capital Funding defers interest payments on the Notes, subject to certain exceptions, neither PPL Capital Funding nor PPL may (i) declare or pay any cash dividend or distribution on its capital stock, (ii) redeem, purchase, acquire or make a liquidation payment with respect to any of its capital stock, or (iii) make any payments on any debt or any guarantee of debt by PPL that is equal or junior in right of payment to the Notes or the related guarantee by PPL.

PPL Capital Funding received $493 million of proceeds, net of a discount and underwriting fees, from the issuance of the Notes. Approximately $280 million of the net proceeds from the sale of the Notes will be used to pay at maturity PPL Capital Funding's 8.375% Medium-Term Notes due June 15, 2007. The remainder of the net proceeds will be used for general corporate purposes, including capital expenditures relating to the installation of pollution control equipment by PPL Energy Supply.

In connection with the issuance of the Notes, PPL and PPL Capital Funding entered into a Replacement Capital Covenant, in which PPL and PPL Capital Funding agreed for the benefit of holders of a designated series of unsecured long-term indebtedness of PPL or PPL Capital Funding ranking senior to the Notes that (i) PPL Capital Funding will not redeem or purchase the Notes, or otherwise satisfy, discharge or defease the principal amount of the Notes and (ii) neither PPL nor any of its other subsidiaries will purchase the Notes on or before March 30, 2037, except, subject to certain limitations, to the extent that the applicable redemption or repurchase price or principal amount defeased does not exceed a specified amount of proceeds from the sale of qualifying replacement capital securities during the 180-day period prior to the date of that redemption, repurchase or defeasance. The designated series of covered debt to initially benefit from the Replacement Capital Covenant is PPL Capital Funding's 4.33% Notes Exchange Series A Due March 1, 2009.

Early Redemption of Debt

In February 2007, WPD LLP redeemed all of the 8.23% Subordinated Debentures due 2027 that were held by SIUK Capital Trust I. Upon redemption, WPD LLP paid a premium of 4.115%, or approximately $3 million, on the principal amount of $85 million of subordinated debentures. WPD LLP received $3 million when its investment in SIUK Capital Trust I was liquidated in connection with this redemption. Additionally, a payment of $29 million was made to settle related cross-currency swaps.

Proceeds from Anticipated Disposals

Proceeds from the anticipated sales of the Latin American and telecommunications businesses are expected to be used to invest in growth opportunities in PPL's core electricity supply and delivery businesses and/or for the repurchase of securities, including PPL common stock. See Note 8 for additional information.

Rating Agency Decisions

Moody's, S&P and Fitch periodically review the credit ratings on the debt and preferred securities of PPL and its subsidiaries. Based on their respective independent reviews, the rating agencies may make certain ratings revisions or ratings affirmations.

A credit rating reflects an assessment by the rating agency of the creditworthiness associated with an issuer and particular securities that it issues. The credit ratings of PPL and its subsidiaries are based on information provided by PPL and other sources. The ratings of Moody's, S&P and Fitch are not a recommendation to buy, sell or hold any securities of PPL or its subsidiaries. Such ratings may be subject to revisions or withdrawal by the agencies at any time and should be evaluated independently of each other and any other rating that may be assigned to the securities. A downgrade in PPL's or its subsidiaries' credit ratings could result in higher borrowing costs and reduced access to capital markets.

The rating agencies took the following actions related to PPL and its rated subsidiaries during the first quarter of 2007:

•
In connection with PPL Capital Funding's issuance in March 2007 of the 2007 Series A Junior Subordinated Notes due 2067, Moody's, S&P and Fitch assigned ratings of Baa3, BB+ and BBB- to the junior subordinated debt of PPL Capital Funding.

•	Also in March 2007, Fitch affirmed its BBB rating of PPL Montana's 8.903% Pass Through Certificates due 2020.

For additional information on PPL's liquidity and capital resources, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in PPL's 2006 Form 10-K.

Risk Management - Energy Marketing & Trading and Other

Market Risk

Commodity Price Risk (Non-trading)

PPL's non-trading commodity derivative contracts mature at various times through 2017. PPL segregates its non-trading activities as either hedge or economic. Transactions that are accounted for as hedge activity qualify for hedge accounting treatment under SFAS 133. The majority of PPL's energy transactions qualify for accrual or hedge accounting. The non-trading economic category includes transactions that address a specific risk, but are not eligible for hedge accounting or hedge accounting is not elected. Included in the non-trading economic category are certain load-following energy obligations and related supply contracts, FTRs, crude oil swaps to hedge rail transportation charges and hedges of synthetic fuel tax credits. Although they do not receive hedge accounting treatment, these contracts are considered non-trading. The fair value of the non-trading economic contracts that do not qualify for accrual or hedge accounting treatment as of March 31, 2007, including net premiums on options, was $88 million. The following chart sets forth PPL's net fair market value of all non-trading commodity derivative contracts.

	Three Months Ended March 31,
	2007	2006

Fair value of contracts outstanding at the beginning of the period	$(111)	$(284)
Contracts realized or otherwise settled during the period	23	11
Fair value of new contracts at inception	23
Other changes in fair values	52	162
Fair value of contracts outstanding at the end of the period	$(13)	$(111)

The following chart segregates estimated fair values of PPL's non-trading commodity derivative contracts at March 31, 2007, based on whether the fair values are determined by quoted market prices or other more subjective means.

	Fair Value of Contracts at Period-End Gains (Losses)
	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years	Total Fair Value
Source of Fair Value
Prices actively quoted	$15	$5	$(6)		$14
Prices provided by other external sources	14	(143)	(16)	$(2)	(147)
Prices based on models and other valuation methods	60	12		48	120
Fair value of contracts outstanding at the end of the period	$89	$(126)	$(22)	$46	$(13)

The "Prices actively quoted" category includes the fair value of exchange-traded natural gas futures contracts quoted on the NYMEX, which has quoted prices through 2011.

The "Prices provided by other external sources" category includes PPL's forward positions and options in natural gas and electricity and natural gas basis swaps at points for which over-the-counter (OTC) broker quotes are available.

The "Prices based on models and other valuation methods" category includes the value of transactions for which an internally developed price curve was constructed as a result of the long-dated nature of the transaction or the illiquidity of the market point, or the value of options not quoted by an exchange or OTC broker. This category includes the fair value of transactions completed in auction markets, where contract prices represent the market value for load-following bundled energy prices delivered at illiquid delivery points. The transaction prices associated with the contracts did not equal the wholesale bilateral market prices at inception (Day 1). However, EITF 02-3 does not generally permit Day 1 gains and losses to be recognized unless the fair value is derived principally from observable market inputs. Therefore, PPL recorded a reserve for the modeled Day 1 gain, which is netted against the above fair values.

Because of PPL's efforts to hedge the value of the energy from its generation assets, PPL sells electricity, capacity and related services and buys fuel on a forward basis, resulting in open contractual positions. If PPL is unable to deliver firm capacity and energy or to accept the delivery of fuel under its agreements, under certain circumstances it could be required to pay damages. These damages would be based on the difference between the market price and the contract price of the commodity. Depending on price volatility in the wholesale energy markets, such damages could be significant. Extreme weather conditions, unplanned power plant outages, transmission disruptions, non-performance by counterparties (or their own counterparties) with which it has energy contracts and other factors could affect PPL's ability to meet its obligations, or cause significant increases in the market price of replacement energy. Although PPL attempts to mitigate these risks, there can be no assurance that it will be able to fully meet its firm obligations, that it will not be required to pay damages for failure to perform, or that it will not experience counterparty non-performance in the future.

As of March 31, 2007, PPL estimated that a 10% adverse movement in market prices across all geographic areas and time periods would have decreased the value of the commodity contracts in its non-trading portfolio by approximately $373 million, compared to $263 million as of March 31, 2006. For purposes of this calculation, an increase in the market price for electricity is considered an adverse movement because PPL's electricity portfolio is generally in a net sales position, and the decrease in the market price for fuel is considered an adverse movement because PPL's commodity fuels portfolio is generally in a net purchase position. PPL enters into those commodity contracts to reduce the market risk inherent in the generation of electricity.

Starting in 2007, PPL elected to use an alternative method for disclosing quantitative information about certain market risk sensitive instruments. This method utilizes a VaR model to measure commodity price risk in its non-trading and trading portfolios. This approach is consistent with how PPL's Risk Manager assesses the market risk of its commodity business. VaR is a statistical model that attempts to predict risk of loss, under normal market conditions, based on historical market price volatility. PPL calculates VaR using a Monte Carlo simulation technique, which uses historical data from the past 12 month period. The VaR is the estimated nominal loss of earnings based on a one-day holding period at a 95% confidence interval. As of March 31, 2007, the VaR for PPL's non-trading portfolio was $16 million. This excludes the activity for PPL's synthetic fuel tax credit hedges. Additional information regarding these hedges can be found in the "Synthetic Fuel Tax Credit Risk" section below.

Commodity Price Risk (Trading)

PPL's trading contracts mature at various times through 2011. The following chart sets forth PPL's net fair market value of trading contracts.

	Three Months Ended March 31,
	2007	2006

Fair value of contracts outstanding at the beginning of the period	$41	$5
Contracts realized or otherwise settled during the period	(13)	(11)
Fair value of new contracts at inception	16	4
Other changes in fair values	1	14
Fair value of contracts outstanding at the end of the period	$45	$12

PPL will reverse a gain of approximately $8 million of the $45 million unrealized trading gains over the next three months as the transactions are realized.

The following chart segregates estimated fair values of PPL's trading portfolio at March 31, 2007, based on whether the fair values are determined by quoted market prices or other more subjective means.

	Fair Value of Contracts at Period-End Gains (Losses)
	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years	Total Fair Value
Source of Fair Value
Prices actively quoted	$(3)	$2	$1
Prices provided by other external sources	4	1			$5
Prices based on models and other valuation methods	18	22			40
Fair value of contracts outstanding at the end of the period	$19	$25	$1		$45

See "Commodity Price Risk (Non-trading)" for information on the various sources of fair value.

As of March 31, 2007, PPL estimated that a 10% adverse movement in market prices across all geographic areas and time periods would have decreased the value of the commodity contracts in its trading portfolio by $35 million, compared to $20 million as of March 31, 2006.

As of March 31, 2007, the VaR for PPL Energy Supply's trading portfolio was $4 million. This excludes the activity for PPL Energy Supply's synthetic fuel tax credit hedges. Additional information regarding these hedges can be found in the "Synthetic Fuel Tax Credit Risk" section below.

Synthetic Fuel Tax Credit Risk

At this time, PPL expects that the high level and the volatility of crude oil prices will reduce the amount of synthetic fuel tax credits that PPL receives through its synthetic fuel production. The tax credits are reduced if the annual average wellhead price of domestic crude oil falls within a phase-out range. The tax credits are eliminated if this reference price exceeds the phase-out range. See "Regulatory Issues - IRS Synthetic Fuels Tax Credits" in Note 10 to the Financial Statements for more information regarding the phase-out of the tax credits.

PPL implemented a risk management strategy to hedge a portion of the variability of cash flows associated with its 2006 and 2007 synthetic fuel tax credits by hedging the risk that the 2006 and 2007 annual average wellhead price for domestic crude oil will be within the phase-out range.

PPL has net purchased options for 2007 that are expected to mitigate PPL's tax credit phase-out risk due to an increase of the average wellhead price in 2007. These positions did not qualify for hedge accounting treatment. The mark-to-market value of these positions at March 31, 2007, was a gain of $29 million.

As of March 31, 2007, PPL estimated that a 10% adverse movement in market prices of crude oil would have decreased the value of the synthetic fuel hedges by $26 million. For purposes of this calculation, a decrease in the market price for crude oil is considered an adverse movement.

Commodity Price Risk Summary

In accordance with its marketing strategy, PPL elects not to fully hedge its generation output or fuel requirements. PPL estimates that for its entire portfolio, including all generation, emissions and physical and financial energy positions, a 10% adverse change in power prices across all geographic zones and time periods would decrease expected 2007 gross margins by $7 million. A 10% adverse movement in all fossil fuel prices would not have a material effect on expected 2007 gross margins.

Interest Rate Risk

PPL and its subsidiaries have issued debt to finance their operations, which exposes them to interest rate risk. PPL utilizes various financial derivative products to adjust the mix of fixed and floating interest rates in its debt portfolio, adjust the duration of its debt portfolio and lock in treasury rates (and interest rate spreads over treasuries) in anticipation of future financing, when appropriate. Risk limits under the risk management program are designed to balance risk exposure to volatility in interest expense and changes in the fair value of PPL's debt portfolio due to changes in the absolute level of interest rates.

At March 31, 2007, PPL's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was $10 million.

PPL is also exposed to changes in the fair value of its domestic and international debt portfolios. At March 31, 2007, PPL estimated that its potential exposure to a change in the fair value of its debt portfolio, through a 10% adverse movement in interest rates, was $342 million.

PPL utilizes various risk management instruments to reduce its exposure to the expected future cash flow variability of its debt instruments. These risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financing. While PPL is exposed to changes in the fair value of these instruments, any changes in the fair value of these instruments are recorded in equity and then reclassified into earnings in the same period during which the item being hedged affects earnings. At March 31, 2007, the market value of these instruments, representing the amount PPL would pay upon their termination, was $2 million. At March 31, 2007, PPL estimated that its potential exposure to a change in the fair value of these instruments, through a 10% adverse movement in the hedged exposure, was $10 million.

PPL also utilizes various risk management instruments to adjust the mix of fixed and floating interest rates in its debt portfolio. While PPL is exposed to changes in the fair value of these instruments, any change in market value is recorded with an equal and offsetting change in the value of the debt being hedged. At March 31, 2007, PPL estimated that its potential additional exposure to a change in the fair value of these instruments, through a 10% adverse movement in interest rates, was $18 million.

WPDH Limited holds a net position in cross-currency swaps totaling $702 million, to hedge the interest payments and principal of its U.S. dollar-denominated bonds with maturity dates ranging from December 2007 to December 2028. The estimated value of this position at March 31, 2007, being the amount PPL would pay to terminate it, including accrued interest, was $170 million. At March 31, 2007, PPL estimated that its potential additional exposure to a change in the market value of these instruments, through a 10% adverse movement in foreign currency exchange rates and interest rates, was $132 million.

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

To economically hedge 2007 expected income in Chilean pesos, PPL entered into average rate forwards for 12.4 billion Chilean pesos. The settlement date of these forwards is November 2007. At March 31, 2007, the market value of these positions, representing the amount PPL would receive upon their termination, was not significant. PPL estimated that its potential additional exposure to a change in the market value of these instruments, through a 10% adverse movement in foreign currency exchange rates, was $1 million at March 31, 2007.

To economically hedge 2007 expected income denominated in British pounds sterling, PPL entered into a combination of average rate forwards and average rate options for £82.9 million. These forwards and options have termination dates ranging from April 2007 to December 2007. At March 31, 2007, the market value of these positions, representing the amount PPL would pay upon their termination, was $1 million. PPL estimated that its potential additional exposure to a change in the market value of these instruments, through a 10% adverse movement in foreign currency exchange rates, was $10 million at March 31, 2007.

PPL executed forward sale contracts for 175 billion Chilean pesos. Of these forward sale contracts, 161 billion Chilean pesos are to hedge PPL's net investment in Emel. The settlement date of these forwards is December 2007. At March 31, 2007, the market value of these positions, representing the amount PPL would receive upon their termination, was $1 million. PPL estimated that its potential additional exposure to a change in the market value of these instruments, through a 10% adverse movement in foreign currency exchange rates, was $33 million at March 31, 2007.

PPL has entered into a forward contract to purchase 5.1 million Euros in order to protect against fluctuations in the Euro exchange rate, in connection with the purchase of equipment. The settlement date of this contract is January 2008. At March 31, 2007, the market value of this position, representing the amount PPL would receive upon its termination, was not significant. PPL estimated that its potential additional exposure to a change in the market value of this instrument, through a 10% adverse movement in foreign currency exchange rates, was $1 million at March 31, 2007.

Nuclear Decommissioning Trust Funds - Securities Price Risk

In connection with certain NRC requirements, PPL Susquehanna maintains trust funds to fund certain costs of decommissioning the Susquehanna nuclear station. As of March 31, 2007, these funds were invested primarily in domestic equity securities and fixed-rate, fixed-income securities and are reflected at fair value on PPL's Balance Sheet. The mix of securities is designed to provide returns sufficient to be used to fund Susquehanna's decommissioning and to compensate for inflationary increases in decommissioning costs. However, the equity securities included in the trusts are exposed to price fluctuation in equity markets, and the values of fixed-rate, fixed-income securities are exposed to changes in interest rates. PPL actively monitors the investment performance and periodically reviews asset allocation in accordance with its nuclear decommissioning trust policy statement. At March 31, 2007, a hypothetical 10% increase in interest rates and a 10% decrease in equity prices would have resulted in an estimated $38 million reduction in the fair value of the trust assets. See Note 21 in PPL's 2006 Form 10-K for more information regarding the nuclear decommissioning trust funds.

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

Acquisitions, Development and Divestitures

From time to time, PPL and its subsidiaries are involved in negotiations with third parties regarding acquisitions and dispositions of businesses and assets, joint ventures and development projects, which may or may not result in definitive agreements. Any such transactions may impact future financial results. See Note 8 to the Financial Statements for information regarding such recent transactions.

PPL is currently planning incremental capacity increases of 355 MW at several existing domestic generating facilities. Offsetting this increase is an expected 30 MW reduction in generation capability at each of the Brunner Island and Montour plants, due to the estimated increases in station service usage during the scrubber operation. See Note 10 to the Financial Statements for additional information, as well as information regarding the planned shut down of two 150 MW generating units at PPL Martins Creek in September 2007.

PPL is continuously reexamining development projects based on market conditions and other factors to determine whether to proceed with these projects, sell them, cancel them, expand them, execute tolling agreements or pursue other opportunities.

Environmental Matters

See Note 10 to the Financial Statements for a discussion of environmental matters.

New Accounting Standards

See Note 17 to the Financial Statements for a discussion of new accounting standards recently adopted or pending adoption.

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

See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in PPL's 2006 Form 10-K for a discussion of each critical accounting policy. PPL's senior management has reviewed these critical accounting policies, and the estimates and assumptions regarding them, with its Audit Committee. In addition, PPL's senior management reviewed the Form 10-K disclosures regarding the application of these critical accounting policies with the Audit Committee.
In June 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109." In May 2007, the FASB amended this guidance by issuing FSP FIN 48-1, "Definition of Settlement in FASB Interpretation No. 48." PPL and its subsidiaries adopted FIN 48, as amended, effective January 1, 2007. The adoption of FIN 48 alters the methodology PPL previously used to account for income tax uncertainties. Effective with the adoption of FIN 48, uncertain tax positions are no longer considered to be contingencies assessed in accordance with SFAS 5, "Accounting for Contingencies." The following is an update to the "Income Tax Uncertainties" section of the "Loss Accruals" critical accounting policy disclosed in PPL's 2006 Form 10-K, which reflects the adoption of FIN 48.

Similar to SFAS 5, FIN 48 continues to require significant management judgment in determining the amount of benefit to be recognized in relation to an uncertain tax position. FIN 48 requires PPL to evaluate its tax positions following a two-step process. The first step requires an entity to determine whether, based on the technical merits supporting a particular tax position, it is more likely than not (greater than a 50 percent chance) that the tax position will be sustained. This determination assumes that the relevant taxing authority will examine the tax position and is aware of all the relevant facts surrounding the tax position. The second step requires an entity to recognize in the financial statements the benefit of a tax position that meets the more-likely-than-not recognition criterion. The measurement of the benefit equals the largest amount of benefit that has a likelihood of realization, upon settlement, that exceeds 50 percent. PPL's management considers a number of factors in assessing the benefit to be recognized, including negotiation of a settlement.

On a quarterly basis, PPL reassesses its uncertain tax positions by considering information known at the reporting date. Based on management's assessment of new information, PPL may subsequently recognize a tax benefit for a previously unrecognized tax position, derecognize a previously recognized tax position, or remeasure the benefit of a previously recognized tax position.

The balance sheet classification of unrecognized tax benefits also requires significant management judgment. FIN 48 requires an entity to classify unrecognized tax benefits as current, to the extent management expects to settle an uncertain tax position, by paying cash, within one year of the reporting date.

Significant management judgment is also required in developing valuation allowances for deferred tax assets. Valuation allowances are initially recorded and reevaluated each reporting period by assessing the likelihood of the ultimate realization of a deferred tax asset. Management considers a number of factors in assessing the realization of a deferred tax asset, including forecasts of future taxable income and available tax planning strategies. Any tax planning strategy utilized in this assessment must meet the recognition and measurement criteria of FIN 48. See Note 5 to the Financial Statements for the disclosures required by FIN 48.

PPL ENERGY SUPPLY, LLC AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

PPL Energy Supply is an energy company with headquarters in Allentown, PA. In PPL Energy Supply's 2006 Form 10-K, descriptions of its domestic and international businesses are found in "Item 1. Business - Background." Through its subsidiaries, PPL Energy Supply is primarily engaged in the generation and marketing of electricity in two key markets - the northeastern and western U.S. - and in the delivery of electricity in the U.K. and Latin America. In March 2007, PPL announced its intention to sell its regulated electricity delivery businesses in Latin America. PPL Energy Supply's reportable segments are Supply and International Delivery. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" in PPL Energy Supply's 2006 Form 10-K for an overview of PPL Energy Supply's strategy and the risks and the challenges that it faces in its business. See "Forward-Looking Information," Note 10 to the Financial Statements and the rest of this Item 2 in this Form 10-Q and "Item 1A. Risk Factors" and the rest of Item 7 in PPL Energy Supply's 2006 Form 10-K for more information concerning the material risks and uncertainties that PPL Energy Supply faces in its businesses and with respect to its future earnings.

The following information should be read in conjunction with PPL Energy Supply's Condensed Consolidated Financial Statements and the accompanying Notes and in conjunction with PPL Energy Supply's 2006 Form 10-K.

Terms and abbreviations are explained in the glossary. Dollars are in millions unless otherwise noted.

Results of Operations

The following discussion begins with a summary of PPL Energy Supply's earnings. "Results of Operations" continues with a review of results by reportable segment and a description of key factors by segment that management expects may impact future earnings. This section ends with explanations of significant changes in principal items on PPL Energy Supply's Statements of Income, comparing the three months ended March 31, 2007, with the same period in 2006.

Earnings

Net income was $147 million for the three months ended March 31, 2007, compared with $230 million for the same period in 2006.

The changes in net income from period to period were, in part, attributable to several special items that management considers significant. Details of these special items are provided within the review of each segment's earnings.

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

Segment Results

Net income by segment was:

	Three Months Ended March 31,
	2007	2006

Supply	$119	$149
International Delivery	28	81
Total	$147	$230

Supply Segment

The Supply segment primarily consists of the domestic energy marketing, domestic generation and domestic development operations of PPL Energy Supply.

The Supply segment results in 2006 reflect the reclassification of PPL's interest in the Griffith plant operating revenues and expenses from certain income statement line items to "(Loss) Income from Discontinued Operations." See Note 8 to the Financial Statements for further discussion.

Supply segment net income was:
	Three Months Ended March 31,
	2007	2006

Energy revenues	$759	$816
Energy-related businesses	173	150
Total operating revenues	932	966
Fuel and energy purchases	339	376
Other operation and maintenance	188	177
Depreciation	38	33
Taxes, other than income	8	10
Energy-related businesses	196	147
Total operating expenses	769	743
Other Income - net	13	9
Interest Expense	27	16
Income Taxes	29	66
Minority Interest	1
Loss from Discontinued Operations		(1)
Net income	$119	$149

The after-tax change in net income between these periods was due to the following factors, including discontinued operations.

Eastern U.S. non-trading margins	$(3)
Western U.S. non-trading margins	(5)
Interest expense	(6)
Earnings from synfuel projects	11
Other	(2)
Special items	(25)
$(30)

•	See "Domestic Gross Energy Margins" for an explanation of non-trading margins by geographic region and for an explanation of net energy trading margins.

•
The improved earnings contribution from synfuel projects was primarily the result of lower assumed phase-out of synthetic fuel tax credits for the three months ended March 31, 2007, compared with the same period in 2006.

The following after-tax amounts, which management considers special items, also had a significant impact on the Supply segment earnings. See the indicated Notes to the Financial Statements for additional information.

	Three Months Ended March 31,
	2007	2006

Mark-to-market adjustments from certain economic non-trading hedges	$10	$7
Impairment of telecommunications assets (Note 8)	(18)
Reduction in Enron reserve (Note 10)		9
Off-site remediation of ash basin leak (Note 10)		1
Total	$(8)	$17

2007 Outlook

PPL Energy Supply projects significantly higher earnings in its Supply business segment in 2007 compared with 2006. Based on current forward energy prices and hedges already in place, PPL Energy Supply is projecting higher energy margins for the balance of 2007, driven primarily by the replacement of expiring supply obligations with higher-margin wholesale energy contracts, such as the contract with NorthWestern in Montana, as well as new full-requirements contracts in the Mid-Atlantic region.

While PPL Energy Supply expects improved baseload power plant performance in 2007, this performance will be offset by the retirement in September of two small coal-fired units in Pennsylvania and by planned outages, including the Susquehanna Unit 1 outage, which is expected to conclude the control rod friction issues that have affected plant operations over the past several years. PPL Energy Supply believes these planned outages will improve the overall long-term reliability of its generation fleet. PPL Energy Supply also expects a modest increase in fuel-related expenses and increased operation and maintenance expenses.

International Delivery Segment

The International Delivery segment includes operations of the international energy businesses of PPL Global that are primarily focused on the distribution of electricity. Substantially all of PPL Global's international businesses are located in the U.K., Chile, El Salvador and Bolivia.

The International Delivery segment results in the first quarter of 2007 and 2006 reflect the reclassification of Latin American revenues and expenses to "(Loss) Income from Discontinued Operations." See Note 8 to the Financial Statements for further discussion.

International Delivery segment net income was:

	Three Months Ended March 31,
	2007	2006

Utility revenues	$216	$203
Energy-related businesses	10	10
Total operating revenues	226	213
Other operation and maintenance	56	45
Depreciation	43	35
Taxes, other than income	16	11
Energy-related businesses	5	4
Total operating expenses	120	95
Other Income - net	11	(1)
Interest Expense	49	43
Income Taxes	15	3
(Loss) Income from Discontinued Operations	(25)	10
Net income	$28	$81

The after-tax change in net income between these periods was due to the following factors, including discontinued operations.

U.K.:
Delivery margins	$(7)
Depreciation	(3)
Operating expenses	(3)
Interest expense	(3)
Income taxes	(20)
Impact of changes in foreign currency exchange rates	7
Hyder liquidation distributions (Note 8)	4
Gain on transfer of equity investment (Note 8)	5
Impairment of investment in U.K. real estate (Note 8)	6
Other	(2)
Latin American results of operations excluding special items (Note 8)	6
Other	(2)
Special items	(41)
$(53)

•	The U.K.'s earnings were negatively impacted by lower delivery margins, primarily due to a 4% decrease in sales volumes as a result of milder weather in 2007.

•	Higher U.K. income taxes were due to the transfer of WPD tax items in the first quarter of 2006. See Note 5 to the Financial Statements for additional information.

•
Changes in foreign exchange rates increased WPD's portion of revenue and expense line items by 12% in the three months ended March 31, 2007, compared with the same period in 2006, which resulted in $7 million of additional earnings in 2007.

The following after-tax amounts, which management considers special items, also had a significant impact on the International Delivery segment earnings. See the indicated Notes to the Financial Statements for additional information.

	Three Months Ended March 31,
	2007	2006
Divestiture of Latin American businesses (Note 8)	$(40)
Reduction in Enron reserve		$1
Total	$(40)	$1

2007 Outlook

PPL Energy Supply projects the earnings from its International Delivery business segment to decline in 2007 compared with 2006. Higher delivery margins in the U.K., due to higher unit prices, are expected to be more than offset by increased operating expenses and higher income taxes in the U.K. in 2007, due to the favorable resolution of several tax-related items in 2006. In addition, gains from the sale or liquidation of U.K. non-electricity delivery businesses are not expected to continue at the same level in 2007 as occurred in 2006.

In March 2007, the U.K. government outlined proposed changes to various U.K. taxes and allowances. This included a reduction in the rate of corporation tax from 30% to 28% effective April 1, 2008, and changes to allowances for PP&E. The proposal is expected to pass into law in July 2007. WPD is currently assessing the impact of the proposed changes, which could result in lower U.K. income taxes for 2007 than currently forecasted by PPL Energy Supply.

Statement of Income Analysis --

Domestic Gross Energy Margins

The following table provides pre-tax changes in the income statement line items that comprise domestic gross energy margins.

Three Months Ended March 31, 2007 vs. March 31, 2006

Wholesale energy marketing	$(86)
Wholesale energy marketing to affiliate	35
Unregulated retail electric and gas	(3)
Net energy trading margins	(3)
Other revenue adjustments (a)	14
Total revenues	(43)
Fuel	65
Energy purchases	(100)
Energy purchases from affiliate	(2)
Other cost adjustments (a)	3
Total cost of sales	(34)
Domestic gross energy margins	$(9)

(a)
Adjusted to exclude the impact of any revenues and costs not associated with domestic gross energy margins, consistent with the way management reviews domestic gross energy margins internally. These exclusions include revenues and energy costs related to the international operations of PPL Global. Also adjusted to include the margins of the Griffith plant prior to its sale in June 2006, which are included in "(Loss) Income from Discontinued Operations," and gains or losses on sales of emission allowances, which are included in "Other operation and maintenance" expenses on the Statements of Income.

Changes in Domestic Gross Energy Margins By Region

Domestic gross energy margins are generated through PPL Energy Supply's non-trading and trading activities. PPL Energy Supply manages its non-trading energy business on a geographic basis that is aligned with its generation assets. Additionally, beginning in 2006, PPL Energy Supply further segregates non-trading activities into two categories: hedge activity and economic activity. Economic activity represents the net unrealized effect of derivative transactions that are entered into as economic hedges, but do not qualify for hedge accounting, or hedge accounting was not elected, under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and interpreted.

Three Months Ended March 31, 2007 vs. March 31, 2006
Non-trading
Eastern U.S.	$1
Western U.S.	(7)
Net energy trading	(3)
Domestic gross energy margins	$(9)

Eastern U.S.

Eastern U.S. non-trading margins were higher in the first quarter of 2007, compared with the same period in 2006, primarily because of a 1.3% increase in PLR sale prices in accordance with the schedule established by the PUC Final Order. Although supply costs were higher due to increased customer demand under the PLR Contract between PPL Electric and PPL EnergyPlus, these costs were offset by higher margins from new supply contracts and higher coal-fired generation volumes. Coal-fired generation volumes were up 4%.

Unrealized gains included in Eastern non-trading margins that resulted from transactions that did not qualify for hedge accounting treatment, or for which hedge accounting was not elected, and from hedge ineffectiveness, were $12 million in the first quarter of 2007, compared with $14 million in 2006.

Western U.S.

Western U.S. non-trading margins were lower in the first quarter of 2007, compared with the same period in 2006, primarily due to lower hydroelectric generation output, which was down 8%. Also contributing were higher coal prices, which were up 18%, and the sale of PPL's interest in the Griffith plant in 2006. See Note 8 to the Financial Statements for additional information.

Net Energy Trading

PPL enters into energy contracts to take advantage of market opportunities. As a result, PPL may at times create a net open position in its portfolio that could result in significant losses if prices do not move in the manner or direction anticipated. The margins from these trading activities are reflected in the Statements of Income as "Net energy trading margins." These physical and financial contracts cover trading activity associated with electricity, gas and oil.

The amount of energy trading margins from unrealized mark-to-market transactions was a $12 million loss in the first quarter of 2007, compared with a $4 million gain in the same period in 2006.

The realized physical volumes for electricity and gas associated with energy trading were:

	Three Months Ended March 31,
	2007	2006

GWh	2,788	2,085
Bcf	5.3	4.3

Utility Revenues

The increase in utility revenues was attributable to:

Three Months Ended March 31, 2007 vs. March 31, 2006
International:
U.K. retail electric delivery (PPL Global)	$(10)
Foreign currency exchange rates	23
$13

The decrease in U.K. utility revenues, excluding foreign currency exchange rate impacts, was primarily due to a 4% decrease in sales volumes as a result of milder weather in 2007.

Energy-related Businesses

Energy-related businesses contributed $27 million less to operating income for the three months ended March 31, 2007, compared with the same period in 2006. The decrease was primarily attributable to a $31 million impairment of telecommunication assets (see Note 8), partially offset by $3 million of lower pre-tax losses from synfuel projects. This reflects $5 million of lower operating losses due to lower production levels; partially offset by a $2 million lower unrealized gain on options purchased to hedge a portion of the risk associated with the phase-out of the synthetic fuel tax credits.

See Note 10 to the Financial Statements for a detailed discussion of synthetic fuel tax credits.

Other Operation and Maintenance

The increase in other operation and maintenance expenses was due to:

Three Months Ended March 31, 2007 vs. March 31, 2006

Reduction in Enron reserve in 2006 (Note 10)	$15
Pension and other postretirement benefits	4
Change in foreign currency exchange rates	4
Allocation of corporate service costs	4
Martins Creek ash basin remediation adjustment in 2006 (Note 10)	3
Susquehanna nuclear station outage	2
Western and Eastern U.S. fossil/hydro stations outages	(3)
Higher gains on sales of emission allowances	(11)
Other	4
$22

Depreciation

The increase in depreciation expense was due to:

Three Months Ended March 31, 2007 vs. March 31, 2006

Additions to PP&E	$4
Foreign currency exchange rates	4
Contribution of assets from parent	3
Purchase of equipment previously leased	1
Reduction of useful lives of certain distribution assets	1
$13

Taxes, Other Than Income

Taxes, other than income increased by $3 million during the three months ended March 31, 2007, compared with the same period in 2006. The increase was primarily due to an increase in WPD property taxes, as the 2006 period included a credit of $2 million for a refund received.

Other Income - net

See Note 12 to the Financial Statements for details of other income.

Interest Expense

The increase in interest expense, which includes "Interest Expense with Affiliates," was due to:

Three Months Ended March 31, 2007 vs. March 31, 2006

Long-term debt interest expense	$17
Foreign currency exchange rates	4
Loss on redemption of 8.23% Subordinated Debentures due 2027	2
Increase in capitalized interest	(7)
Other	1
$17

Income Taxes

The decrease in income taxes was due to:

Three Months Ended March 31, 2007 vs. March 31, 2006

Lower pre-tax book income	$(25)
Change in tax benefits related to nonconventional fuel tax credits	(10)
Change in tax expense on foreign earnings	(10)
Transfer of WPD tax items in the first quarter of 2006 (Note 5)	20
$(25)

See Note 5 to the Financial Statements for details on effective income tax rates.

Discontinued Operations

See "Discontinued Operations" in Note 8 to the Financial Statements for information related to the (loss) income from discontinued operations recorded during the three months ended March 31, 2007 and 2006, in connection with PPL's anticipated sale of its Latin American businesses, along with information regarding the operating loss recorded in the first quarter of 2006 prior to the sale of PPL's interest in the Griffith plant.

Financial Condition

Liquidity and Capital Resources

PPL Energy Supply had the following cash and cash equivalents and short-term investments as of the dates noted below:

	March 31, 2007		December 31, 2006

Cash and cash equivalents	$757	(a)	$524
Short-term investments	348		328
	$1,105	(a)	$852

(a)	Excludes $36 million of cash related to the Latin American businesses that is included in "Assets held for sale" on the Balance Sheet.

The $253 million increase in PPL Energy Supply's cash, cash equivalents and short-term investments position was primarily the net result of:

•	$500 million of contributions from Member;
•	$223 million of cash provided by operating activities; and
•	net proceeds of $26 million from the sale of emission allowances; offset by
•	$270 million of capital expenditures;
•	the retirement of $121 million of long-term debt (which includes a payment of $29 million to settle related cross-currency swaps);
•	distributions to Member of $72 million; and
•	the reclassification of $36 million of cash related to the Latin American businesses to "Assets held for sale."

Convertible Senior Notes

The terms of PPL Energy Supply's 2.625% Convertible Senior Notes due 2023 include a market price trigger that permits holders to convert the notes during any fiscal quarter if the closing sale price of PPL's common stock exceeds $29.83 for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter. Holders of the Convertible Senior Notes were entitled to convert their notes at any time during the first quarter of 2007 and are also entitled to convert their notes any time during the second quarter of 2007 as a result of the market price trigger being met. When holders elect to convert the Convertible Senior Notes, PPL Energy Supply is required to settle the principal amount in cash and any conversion premium in cash or PPL common stock. During the first quarter of 2007, an insignificant amount of Convertible Senior Notes were presented for conversion and settled with an insignificant amount of cash and PPL common stock. After such conversions, $102 million of Convertible Senior Notes remain outstanding and are eligible for conversion in the second quarter of 2007. PPL and PPL Energy Supply have, and expect to continue to have, sufficient liquidity sources to fund any such conversions.

Credit Facilities

In January 2007, WPD (South West) terminated its £150 million three-year committed credit facility, which was to expire in October 2008. This facility was replaced by a new £150 million five-year committed credit facility at WPDH Limited that expires in January 2012, with the option to extend the expiration date by a maximum of two years.

In March 2007, PPL Energy Supply extended the expiration date of its 364-day reimbursement agreement, under which it can cause the bank to issue up to $200 million of letters of credit, to March 2008.

In May 2007, PPL Energy Supply expects to increase the capacity of its $1.9 billion syndicated credit facility to $3.4 billion and extend the June 2011 expiration date of this facility by one year. The additional capacity is expected to support potential collateral requirements under contracts that PPL Energy Supply anticipates entering into in connection with expanding its wholesale marketing and trading business.

Financings

In December 2006, Elfec issued $11 million of 6.05% UFV (inflation-adjusted bolivianos) denominated bonds with serial maturities from 2012 through 2014. Of these bonds, $5 million were issued in exchange for existing bonds with maturities in 2007 and 2008. Cash proceeds of $6 million were used in January 2007 to refinance bonds with maturities in 2007. These transactions were reflected in PPL's January 2007 financial statements due to the one-month lag in foreign subsidiary reporting.

Early Redemption of Debt

In February 2007, WPD LLP redeemed all of the 8.23% Subordinated Debentures due 2027 that were held by SIUK Capital Trust I. Upon redemption, WPD LLP paid a premium of 4.115%, or approximately $3 million, on the principal amount of $85 million of subordinated debentures. WPD LLP received $3 million when its investment in SIUK Capital Trust I was liquidated in connection with this redemption. Additionally, a payment of $29 million was made to settle related cross-currency swaps.

Proceeds from Anticipated Disposals

Proceeds from the anticipated sales of the Latin American and telecommunications businesses are expected to be used to invest in growth opportunities in PPL's core electricity supply and delivery businesses and/or for the repurchase of securities, including PPL common stock. See Note 8 for additional information.

Rating Agency Decisions

Moody's, S&P and Fitch periodically review the credit ratings on the debt and preferred securities of PPL Energy Supply and its subsidiaries. Based on their respective independent reviews, the rating agencies may make certain ratings revisions or ratings affirmations.

A credit rating reflects an assessment by the rating agency of the creditworthiness associated with an issuer and particular securities that it issues. The credit ratings of PPL Energy Supply and its subsidiaries are based on information provided by PPL Energy Supply and other sources. The ratings of Moody's, S&P and Fitch are not a recommendation to buy, sell or hold any securities of PPL Energy Supply or its subsidiaries. Such ratings may be subject to revisions or withdrawal by the agencies at any time and should be evaluated independently of each other and any other rating that may be assigned to the securities. A downgrade in PPL Energy Supply's or its subsidiaries' credit ratings could result in higher borrowing costs and reduced access to capital markets.

Moody's and S&P did not take any actions related to PPL Energy Supply and its rated subsidiaries during the first quarter of 2007. In March 2007, Fitch affirmed its BBB rating of PPL Montana's 8.903% Pass Through Certificates due 2020.

For additional information on PPL Energy Supply's liquidity and capital resources, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in PPL Energy Supply's 2006 Form 10-K.

Risk Management - Energy Marketing & Trading and Other

Market Risk

Commodity Price Risk (Non-trading)

PPL Energy Supply's non-trading commodity derivative contracts mature at various times through 2017. PPL Energy Supply segregates its non-trading activities as either hedge or economic. Transactions that are accounted for as hedge activity qualify for hedge accounting treatment under SFAS 133. The majority of PPL Energy Supply's energy transactions qualify for accrual or hedge accounting. The non-trading economic category includes transactions that address a specific risk, but are not eligible for hedge accounting or hedge accounting is not elected. Included in the non-trading economic category are certain load-following energy obligations and related supply contracts, FTRs, crude oil swaps to hedge rail transportation charges and hedges of synthetic fuel tax credits. Although they do not receive hedge accounting treatment, these contracts are considered non-trading. The fair value of the non-trading economic contracts that do not qualify for accrual or hedge accounting treatment as of March 31, 2007, including net premiums on options, was $88 million. The following chart sets forth PPL Energy Supply's net fair market value of all non-trading commodity derivative contracts.

	Three Months Ended March 31,
	2007	2006

Fair value of contracts outstanding at the beginning of the period	$(111)	$(278)
Contracts realized or otherwise settled during the period	18	9
Fair value of new contracts at inception	23
Other changes in fair values	57	173
Fair value of contracts outstanding at the end of the period	$(13)	$(96)

The following chart segregates estimated fair values of PPL Energy Supply's non-trading commodity derivative contracts at March 31, 2007, based on whether the fair values are determined by quoted market prices or other more subjective means.
	Fair Value of Contracts at Period-End Gains (Losses)
	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years	Total Fair Value
Source of Fair Value
Prices actively quoted	$15	$5	$(6)		$14
Prices provided by other external sources	15	(144)	(16)	$(2)	(147)
Prices based on models and other valuation methods	60	12		48	120
Fair value of contracts outstanding at the end of the period	$90	$(127)	$(22)	$46	$(13)

The "Prices actively quoted" category includes the fair value of exchange-traded natural gas futures contracts quoted on the NYMEX, which has quoted prices through 2011.

The "Prices provided by other external sources" category includes PPL Energy Supply's forward positions and options in natural gas and electricity and natural gas basis swaps at points for which over-the-counter (OTC) broker quotes are available.

The "Prices based on models and other valuation methods" category includes the value of transactions for which an internally developed price curve was constructed as a result of the long-dated nature of the transaction or the illiquidity of the market point, or the value of options not quoted by an exchange or OTC broker. This category includes the fair value of transactions completed in auction markets, where contract prices represent the market value for load-following bundled energy prices delivered at illiquid delivery points. The transaction prices associated with the contracts did not equal the wholesale bilateral market prices at inception (Day 1). However, EITF 02-3 does not generally permit Day 1 gains and losses to be recognized unless the fair value is derived principally from observable market inputs. Therefore, PPL Energy Supply recorded a reserve for the modeled Day 1 gain, which is netted against the above fair values.

Because of PPL Energy Supply's efforts to hedge the value of the energy from its generation assets, PPL Energy Supply sells electricity, capacity and related services and buys fuel on a forward basis, resulting in open contractual positions. If PPL Energy Supply were unable to deliver firm capacity and energy or to accept the delivery of fuel under its agreements, under certain circumstances it could be required to pay damages. These damages would be based on the difference between the market price and the contract price of the commodity. Depending on price volatility in the wholesale energy markets, such damages could be significant. Extreme weather conditions, unplanned power plant outages, transmission disruptions, non-performance by counterparties (or their own counterparties) with which it has energy contracts and other factors could affect PPL Energy Supply's ability to meet its obligations, or cause significant increases in the market price of replacement energy. Although PPL Energy Supply attempts to mitigate these risks, there can be no assurance that it will be able to fully meet its firm obligations, that it will not be required to pay damages for failure to perform, or that it will not experience counterparty non-performance in the future.

As of March 31, 2007, PPL Energy Supply estimated that a 10% adverse movement in market prices across all geographic areas and time periods would have decreased the value of the commodity contracts in its non-trading portfolio by approximately $373 million, compared to $263 million as of March 31, 2006. For purposes of this calculation, an increase in the market price for electricity is considered an adverse movement because PPL Energy Supply's electricity portfolio is generally in a net sales position, and the decrease in the market price for fuel is considered an adverse movement because PPL Energy Supply's commodity fuels portfolio is generally in a net purchase position. PPL Energy Supply enters into those commodity contracts to reduce the market risk inherent in the generation of electricity.

Starting in 2007, PPL Energy Supply elected to use an alternative method for disclosing quantitative information about market risk sensitive instruments. This method utilizes a VaR model to measure commodity price risk in its non-trading and trading portfolios. This approach is consistent with how PPL's Risk Manager assesses the market risk of its commodity business. VaR is a statistical model that attempts to predict risk of loss, under normal market conditions, based on historical market price volatility. PPL Energy Supply calculates VaR using a Monte Carlo simulation technique, which uses historical data from the past 12 month period. The VaR is the estimated nominal loss of earnings based on a one-day holding period at a 95% confidence interval. As of March 31, 2007, the VaR for PPL Energy Supply's non-trading portfolio was $16 million. This excludes the activity for PPL Energy Supply's synthetic fuel tax credit hedges. Additional information regarding these hedges can be found in the "Synthetic Fuel Tax Credit Risk" section below.

Commodity Price Risk (Trading)

PPL Energy Supply's trading contracts mature at various times through 2011. The following chart sets forth PPL Energy Supply's net fair market value of trading contracts.

	Three Months Ended March 31,
	2007	2006

Fair value of contracts outstanding at the beginning of the period	$41	$5
Contracts realized or otherwise settled during the period	(13)	(11)
Fair value of new contracts at inception	16	4
Other changes in fair values	1	14
Fair value of contracts outstanding at the end of the period	$45	$12

PPL Energy Supply will reverse a gain of approximately $8 million of the $45 million unrealized trading gains over the next three months of 2007 as the transactions are realized.

The following chart segregates estimated fair values of PPL Energy Supply's trading portfolio at March 31, 2007, based on whether the fair values are determined by quoted market prices or other more subjective means.

	Fair Value of Contracts at Period-End Gains (Losses)
	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years	Total Fair Value
Source of Fair Value
Prices actively quoted	$(3)	$2	$1
Prices provided by other external sources	4	1			$5
Prices based on models and other valuation methods	18	22			40
Fair value of contracts outstanding at the end of the period	$19	$25	$1		$45

See "Commodity Price Risk (Non-trading)" for information on the various sources of fair value.

As of March 31, 2007, PPL Energy Supply estimated that a 10% adverse movement in market prices across all geographic areas and time periods would have decreased the value of the commodity contracts in its trading portfolio by $35 million, compared to $20 million as of March 31, 2006.

As of March 31, 2007, the VaR for PPL Energy Supply's trading portfolio was $4 million. This excludes the activity for PPL Energy Supply's synthetic fuels tax credits. Additional information regarding these hedges can be found in the "Synthetic Fuel Tax Credit Risk" section below.

Synthetic Fuel Tax Credit Risk

At this time, PPL Energy Supply expects that the high level and the volatility of crude oil prices will reduce the amount of synthetic fuel tax credits that PPL receives through its synthetic fuel production. The tax credits are reduced if the annual average wellhead price of domestic crude oil falls within a phase-out range. The tax credits are eliminated if this reference price exceeds the phase-out range. See "Regulatory Issues - IRS Synthetic Fuels Tax Credits" in Note 10 to the Financial Statements for more information regarding the phase-out of the tax credits.

PPL Energy Supply implemented a risk management strategy to hedge a portion of the variability of cash flows associated with its 2006 and 2007 synthetic fuel tax credits by hedging the risk that the 2006 and 2007 annual average wellhead price for domestic crude oil will be within the phase-out range.

PPL Energy Supply has net purchased options for 2007 that are expected to mitigate PPL Energy Supply's tax credit phase-out risk due to an increase of the average wellhead price in 2007. These positions did not qualify for hedge accounting treatment. The mark-to-market value of these positions at March 31, 2007, was a gain of $29 million.

As of March 31, 2007, PPL Energy Supply estimated that a 10% adverse movement in market prices of crude oil would have decreased the value of the synthetic fuel hedges by $26 million. For purposes of this calculation, a decrease in the market price for crude oil is considered an adverse movement.

Commodity Price Risk Summary

In accordance with its marketing strategy, PPL Energy Supply elects not to fully hedge its generation output or fuel requirements. PPL Energy Supply estimates that for its entire portfolio, including all generation, emissions and physical and financial energy positions, a 10% adverse change in power prices across all geographic zones and time periods would decrease expected 2007 gross margins by $7 million. A 10% adverse movement in all fossil fuel prices would not have a material effect on 2007 gross margins.

Interest Rate Risk

PPL Energy Supply and its subsidiaries have issued debt to finance their operations, which exposes them to interest rate risk. Both PPL and PPL Energy Supply manage interest rate risk for PPL Energy Supply by using various financial derivative products to adjust the mix of fixed and floating interest rates in PPL Energy Supply's debt portfolio, adjust the duration of its debt portfolio and lock in treasury rates (and interest rate spreads over treasuries) in anticipation of future financing, when appropriate. Risk limits under the risk management program are designed to balance risk exposure to volatility in interest expense and changes in the fair value of PPL Energy Supply's debt portfolio due to changes in the absolute level of interest rates.

At March 31, 2007, PPL Energy Supply's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was $4 million.

PPL Energy Supply is also exposed to changes in the fair value of its domestic and international debt portfolios. At March 31, 2007, PPL Energy Supply estimated that its potential exposure to a change in the fair value of its debt portfolio, through a 10% adverse movement in interest rates, was $282 million.

PPL and PPL Energy Supply utilize various risk management instruments to reduce PPL Energy Supply's exposure to the expected future cash flow variability of its debt instruments. These risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financing. While PPL Energy Supply is exposed to changes in the fair value of these instruments, any changes in the fair value of these instruments are recorded in equity and then reclassified into earnings in the same period during which the item being hedged affects earnings. At March 31, 2007, the market value of this position, representing the amount PPL Energy Supply would receive upon its termination, was $1 million. At March 31, 2007, PPL Energy Supply estimated that its potential exposure to a change in the fair value of this instrument, through a 10% adverse movement in the hedged exposure, was $2 million.

PPL and PPL Energy Supply also utilize various risk management instruments to adjust the mix of fixed and floating interest rates in PPL Energy Supply's debt portfolio. While PPL Energy Supply is exposed to changes in the fair value of these instruments, any change in market value is recorded with an equal and offsetting change in the value of the debt being hedged. At March 31, 2007, PPL Energy Supply estimated that its potential exposure to a change in the fair value of these instruments, through a 10% adverse movement in interest rates, was $1 million.

WPDH Limited holds a net position in cross-currency swaps totaling $702 million to hedge the interest payments and principal of its U.S. dollar-denominated bonds with maturity dates ranging from December 2007 to December 2028. The estimated value of this position at March 31, 2007, being the amount PPL Energy Supply would pay to terminate it, including accrued interest, was $170 million. At March 31, 2007, PPL Energy Supply estimated that its potential additional exposure to a change in the market value of these instruments, through a 10% adverse movement in foreign currency exchange rates and interest rates, was $132 million.

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

To economically hedge 2007 expected income in Chilean pesos, PPL Energy Supply entered into average rate forwards for 12.4 billion Chilean pesos. The settlement date of these forwards is November 2007. At March 31, 2007, the market value of these positions, representing the amount PPL Energy Supply would receive upon their termination, was not significant. PPL Energy Supply estimated that its potential additional exposure to a change in the market value of these instruments, through a 10% adverse movement in foreign currency exchange rates, was $1 million at March 31, 2007.

To economically hedge 2007 expected income denominated in British pounds sterling, PPL entered into a combination of average rate forwards and average rate options for £82.9 million. In connection with these transactions, PPL Energy Supply entered into average rate forwards and average rate options with PPL that have terms identical to those executed by PPL. These forwards and options have termination dates ranging from April 2007 to December 2007. At March 31, 2007, the market value of these positions, representing the amount PPL Energy Supply would pay upon their termination, was $1 million. PPL Energy Supply estimated that its potential additional exposure to a change in the market value of these instruments, through a 10% adverse movement in foreign currency exchange rates, was $10 million at March 31, 2007.

PPL executed forward sale contracts for 175 billion Chilean pesos. In connection with these transactions, PPL Energy Supply entered into forward contracts with PPL that have terms identical to those executed by PPL. Of these forward sale contracts, 161 billion Chilean pesos are to hedge PPL Energy Supply's net investment in Emel. The settlement date of these forwards is December 2007. At March 31, 2007, the market value of these positions, representing the amount PPL Energy Supply would receive upon their termination, was $1 million. PPL Energy Supply estimated that its potential additional exposure to a change in the market value of these instruments, through a 10% adverse movement in foreign currency exchange rates, was $33 million at March 31, 2007.

PPL Energy Supply has entered into a forward contract to purchase 5.1 million Euros in order to protect against fluctuations in the Euro exchange rate, in connection with the purchase of equipment. The settlement date of this contract is January 2008. At March 31, 2007, the market value of this position, representing the amount PPL Energy Supply would receive upon its termination, was not significant. PPL Energy Supply estimated that its potential additional exposure to a change in the market value of this instrument, through a 10% adverse movement in foreign currency exchange rates, was $1 million at March 31, 2007.

Nuclear Decommissioning Trust Funds - Securities Price Risk

In connection with certain NRC requirements, PPL Susquehanna maintains trust funds to fund certain costs of decommissioning the Susquehanna nuclear station. As of March 31, 2007, these funds were invested primarily in domestic equity securities and fixed-rate, fixed-income securities and are reflected at fair value on PPL Energy Supply's Balance Sheet. The mix of securities is designed to provide returns sufficient to be used to fund Susquehanna's decommissioning and to compensate for inflationary increases in decommissioning costs. However, the equity securities included in the trusts are exposed to price fluctuation in equity markets, and the values of fixed-rate, fixed-income securities are exposed to changes in interest rates. PPL actively monitors the investment performance and periodically reviews asset allocation in accordance with its nuclear decommissioning trust policy statement. At March 31, 2007, a hypothetical 10% increase in interest rates and a 10% decrease in equity prices would have resulted in an estimated $38 million reduction in the fair value of the trust assets. See Note 21 in PPL Energy Supply's 2006 Form 10-K for more information regarding the nuclear decommissioning trust funds.

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

Acquisitions, Development and Divestitures

From time to time, PPL Energy Supply and its subsidiaries are involved in negotiations with third parties regarding acquisitions and dispositions of businesses and assets, joint ventures and development projects which may or may not result in definitive agreements. Any such transactions may impact future financial results. See Note 8 to the Financial Statements for information regarding such recent transactions.

PPL Energy Supply is currently planning incremental capacity increases of 355 MW at several existing domestic generating facilities. Offsetting this increase is an expected 30 MW reduction in generation capability at each of the Brunner Island and Montour plants, due to the estimated increases in station service usage during the scrubber operation. See Note 10 to the Financial Statements for additional information, as well as information regarding the planned shut down of two 150 MW generating units at PPL Martins Creek in September 2007.

PPL Energy Supply is continuously reexamining development projects based on market conditions and other factors to determine whether to proceed with these projects, sell them, cancel them, expand them, execute tolling agreements or pursue other opportunities.

Environmental Matters

See Note 10 to the Financial Statements for a discussion of environmental matters.

New Accounting Standards

See Note 17 to the Financial Statements for a discussion of new accounting standards recently adopted or pending adoption.

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

See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in PPL Energy Supply's 2006 Form 10-K for a discussion of each critical accounting policy. PPL's senior management has reviewed these critical accounting policies, and the estimates and assumptions regarding them, with its Audit Committee. In addition, PPL's senior management reviewed the Form 10-K disclosures regarding the application of these critical accounting policies with the Audit Committee.
In June 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109." In May 2007, the FASB amended this guidance by issuing FSP FIN 48-1, "Definition of Settlement in FASB Interpretation No. 48." PPL Energy Supply and its subsidiaries adopted FIN 48, as amended, effective January 1, 2007. The adoption of FIN 48 alters the methodology PPL Energy Supply previously used to account for income tax uncertainties. Effective with the adoption of FIN 48, uncertain tax positions are no longer considered to be contingencies assessed in accordance with SFAS 5, "Accounting for Contingencies." The following is an update to the "Income Tax Uncertainties" section of the "Loss Accruals" critical accounting policy disclosed in PPL Energy Supply's 2006 Form 10-K, which reflects the adoption of FIN 48.

Similar to SFAS 5, FIN 48 continues to require significant management judgment in determining the amount of benefit to be recognized in relation to an uncertain tax position. FIN 48 requires PPL Energy Supply to evaluate its tax positions following a two-step process. The first step requires an entity to determine whether, based on the technical merits supporting a particular tax position, it is more likely than not (greater than a 50 percent chance) that the tax position will be sustained. This determination assumes that the relevant taxing authority will examine the tax position and is aware of all the relevant facts surrounding the tax position. The second step requires an entity to recognize in the financial statements the benefit of a tax position that meets the more-likely-than-not recognition criterion. The measurement of the benefit equals the largest amount of benefit that has a likelihood of realization, upon settlement, that exceeds 50 percent. PPL Energy Supply's management considers a number of factors in assessing the benefit to be recognized, including negotiation of a settlement.

On a quarterly basis, PPL Energy Supply reassesses its uncertain tax positions by considering information known at the reporting date. Based on management's assessment of new information, PPL Energy Supply may subsequently recognize a tax benefit for a previously unrecognized tax position, derecognize a previously recognized tax position, or remeasure the benefit of a previously recognized tax position.

The balance sheet classification of unrecognized tax benefits also requires significant management judgment. FIN 48 requires an entity to classify unrecognized tax benefits as current, to the extent management expects to settle an uncertain tax position, by paying cash, within one year of the reporting date.

Significant management judgment is also required in developing valuation allowances for deferred tax assets. Valuation allowances are initially recorded and reevaluated each reporting period by assessing the likelihood of the ultimate realization of a deferred tax asset. Management considers a number of factors in assessing the realization of a deferred tax asset, including forecasts of future taxable income and available tax planning strategies. Any tax planning strategy utilized in this assessment must meet the recognition and measurement criteria of FIN 48. See Note 5 to the Financial Statements for the disclosures required by FIN 48.

PPL ELECTRIC UTILITIES CORPORATION AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

PPL Electric provides electricity delivery service in eastern and central Pennsylvania. Its headquarters are in Allentown, PA. In PPL Electric's 2006 Form 10-K, a description of its business is found in "Item 1. Business - Background" and an overview of its strategy and the risks and the challenges that it faces in its business are discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview." See "Forward-Looking Information," Note 10 to the Financial Statements and the rest of this Item. 2 in this Form 10-Q and "Item 1A. Risk Factors" and the rest of Item 7 in PPL Electric's 2006 Form 10-K for more information concerning the material risks and uncertainties that PPL Electric faces in its business and with respect to its future earnings.

The following information should be read in conjunction with PPL Electric's Condensed Consolidated Financial Statements and the accompanying Notes and in conjunction with PPL Electric's 2006 Form 10-K.

Terms and abbreviations are explained in the glossary. Dollars are in millions unless otherwise noted.

Results of Operations

The following discussion, which explains significant changes in principal items on PPL Electric's Statements of Income, compares the three months ended March 31, 2007, with the same period in 2006.

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

Earnings

Income available to PPL was $52 million for the three months ended March 31, 2007, compared with $51 million for the same period in 2006.

The after-tax change in income available to PPL between these periods was due to:

Delivery revenues (net of CTC/ITC amortization, interest expense on transition bonds and ancillary charges)	$5
Operation and maintenance expenses	(2)
Depreciation	(2)
$1

The period-to-period changes in significant earnings components are explained in the "Statement of Income Analysis."

PPL Electric's period-to-period earnings were affected by a number of factors, including higher delivery revenues which were primarily due to a 4% increase in sales volumes, due in part to the impact of colder weather in 2007 on residential and commercial sales and the return of customers previously served by alternate suppliers.

2007 Outlook

PPL Electric expects to have flat earnings in 2007 compared with 2006, with modest load growth being offset by increased operation and maintenance expenses.

In March 2007, PPL Electric filed a request with the PUC to increase distribution rates by approximately $84 million. The PUC's review of the distribution rate request is expected to take about nine months. The proposed distribution rate increase would result in a 2.7% increase over PPL Electric's present rates and would be effective January 1, 2008. PPL Electric cannot predict the outcome of this proceeding.

Refer to PPL Electric's 2006 Form 10-K for information about PPL Electric's plan detailing how it proposes to acquire its PLR electricity supply for non-shopping customers in 2010 after its PLR contract with PPL EnergyPlus expires, as well as the PUC's proposed PLR regulations and policy statement regarding interpretation and implementation of those regulations. Based on current forward market prices, PPL Electric estimated that under its proposed plan customer rates could increase by approximately 30% from 2009 to 2010.

Statement of Income Analysis --

Operating Revenues

Retail Electric

The increase in revenues from retail electric operations was attributable to:

Three Months Ended March 31, 2007 vs. March 31, 2006

PLR electric delivery	$37
Electric delivery	14
Other	1
$52

Higher PLR revenues and electric delivery revenues were primarily attributable to a 4% increase in sales volume, due in part to the impact of colder weather in 2007 on residential and commercial sales and the return of customers previously served by alternate suppliers.

Energy Purchases from Affiliate

The increase in energy purchases from affiliate of $35 million reflects a 1.3% increase in prices for energy purchased under the power supply contracts with PPL EnergyPlus needed to support the increased PLR load.

Other Operation and Maintenance

The increase in other operation and maintenance expenses was due to:

Three Months Ended March 31, 2007 vs. March 31, 2006

Storm insurance premiums	$2
Tree-trimming	2
Environmental remediation	1
PUC reportable storms	(3)
Other	1
$3

Depreciation

Depreciation increased $3 million, primarily due to the purchase in September 2006 of equipment previously leased.

Taxes, Other Than Income

The $5 million increase in taxes, other than income was primarily due to an increase in domestic gross receipts tax expense.

Other Income - net

See Note 12 to the Financial Statements for details of other income.

Financing Costs

The decrease in financing costs, which include "Interest Expense," "Interest Expense with Affiliate" and "Dividends on Preferred Securities," was due to:

Three Months Ended March 31, 2007 vs. March 31, 2006

Dividends on 6.25% Series Preference Stock	$4
Long-term debt interest expense	(7)
Other	1
$(2)

Income Taxes

The increase in income taxes was due to:

Three Months Ended March 31, 2007 vs. March 31, 2006

Higher pre-tax book income	$2
Change in tax expense related to tax reserves	(1)
$1

See Note 5 to the Financial Statements for details on effective income tax rates.

Financial Condition

Liquidity and Capital Resources

PPL Electric had the following cash and cash equivalents, short-term investments and short-term debt as of the dates noted below:

	March 31, 2007	December 31, 2006

Cash and cash equivalents	$54	$150
Short-term investments		26
	$54	$176
Short-term debt	$71	$42

The $122 million decrease in PPL Electric's cash, cash equivalents and short-term investments position was primarily the net result of:

•	the retirement of $80 million of long-term debt;
•	$63 million of capital expenditures; and
•	the payment of $40 million of common stock dividends to PPL; offset by
•	a net increase in short-term debt of $29 million; and
•	$30 million of cash provided by operating activities.

Credit Facilities

In May 2007, PPL Electric expects to extend the expiration date of its $200 million syndicated credit facility to May 2012.

Rating Agency Decisions

Moody's, S&P and Fitch periodically review the credit ratings on the debt and preferred securities of PPL Electric and PPL Transition Bond Company. Based on their respective independent reviews, the rating agencies may make certain ratings revisions or ratings affirmations.

A credit rating reflects an assessment by the rating agency of the creditworthiness associated with an issuer and particular securities that it issues. The credit ratings of PPL Electric and PPL Transition Bond Company are based on information provided by PPL Electric and other sources. The ratings of Moody's, S&P and Fitch are not a recommendation to buy, sell or hold any securities of PPL Electric or PPL Transition Bond Company. Such ratings may be subject to revisions or withdrawal by the agencies at any time and should be evaluated independently of each other and any other rating that may be assigned to the securities. A downgrade in PPL Electric's or PPL Transition Bond Company's credit ratings could result in higher borrowing costs and reduced access to capital markets.

Moody's, S&P and Fitch did not take any actions related to PPL Electric or PPL Transition Bond Company during the first quarter of 2007.

For additional information on PPL Electric's liquidity and capital resources, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in PPL Electric's 2006 Form 10-K.

Risk Management

Market Risk

Commodity Price Risk - PLR Contracts

PPL Electric and PPL EnergyPlus have power supply agreements under which PPL EnergyPlus sells to PPL Electric (under a predetermined pricing arrangement) energy and capacity to fulfill PPL Electric's PLR obligation through 2009. As a result, PPL Electric has shifted any electric price risk relating to its PLR obligation to PPL EnergyPlus through 2009. See Note 11 to the Financial Statements for information on the PLR contracts.

Interest Rate Risk

PPL Electric has issued debt to finance its operations, which increases its interest rate risk. At March 31, 2007, PPL Electric's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was not significant.

PPL Electric is also exposed to changes in the fair value of its debt portfolio. At March 31, 2007, PPL Electric estimated that its potential exposure to a change in the fair value of its debt portfolio, through a 10% adverse movement in interest rates, was $36 million.

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

New Accounting Standards

See Note 17 to the Financial Statements for a discussion of new accounting standards recently adopted or pending adoption.

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

See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in PPL Electric's 2006 Form 10-K for a discussion of each critical accounting policy. PPL's senior management has reviewed these critical accounting policies, and the estimates and assumptions regarding them, with its Audit Committee. In addition, PPL's senior management reviewed the Form 10-K disclosures regarding the application of these critical accounting policies with the Audit Committee.
In June 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109." In May 2007, the FASB amended this guidance by issuing FSP FIN 48-1, "Definition of Settlement in FASB Interpretation No. 48." PPL Electric and its subsidiaries adopted FIN 48, as amended, effective January 1, 2007. The adoption of FIN 48 alters the methodology PPL Electric previously used to account for income tax uncertainties. Effective with the adoption of FIN 48, uncertain tax positions are no longer considered to be contingencies assessed in accordance with SFAS 5, "Accounting for Contingencies." The following is an update to the "Income Tax Uncertainties" section of the "Loss Accruals" critical accounting policy disclosed in PPL Electric's 2006 Form 10-K, which reflects the adoption of FIN 48.

Similar to SFAS 5, FIN 48 continues to require significant management judgment in determining the amount of benefit to be recognized in relation to an uncertain tax position. FIN 48 requires PPL Electric to evaluate its tax positions following a two-step process. The first step requires an entity to determine whether, based on the technical merits supporting a particular tax position, it is more likely than not (greater than a 50 percent chance) that the tax position will be sustained. This determination assumes that the relevant taxing authority will examine the tax position and is aware of all the relevant facts surrounding the tax position. The second step requires an entity to recognize in the financial statements the benefit of a tax position that meets the more-likely-than-not recognition criterion. The measurement of the benefit equals the largest amount of benefit that has a likelihood of realization, upon settlement, that exceeds 50 percent. PPL Electric's management considers a number of factors in assessing the benefit to be recognized, including negotiation of a settlement.

On a quarterly basis, PPL Electric reassesses its uncertain tax positions by considering information known at the reporting date. Based on management's assessment of new information, PPL Electric may subsequently recognize a tax benefit for a previously unrecognized tax position, derecognize a previously recognized tax position, or remeasure the benefit of a previously recognized tax position.

The balance sheet classification of unrecognized tax benefits also requires significant management judgment. FIN 48 requires an entity to classify unrecognized tax benefits as current, to the extent management expects to settle an uncertain tax position, by paying cash, within one year of the reporting date.

Significant management judgment is also required in developing valuation allowances for deferred tax assets. Valuation allowances are initially recorded and reevaluated each reporting period by assessing the likelihood of the ultimate realization of a deferred tax asset. Management considers a number of factors in assessing the realization of a deferred tax asset, including forecasts of future taxable income and available tax planning strategies. Any tax planning strategy utilized in this assessment must meet the recognition and measurement criteria of FIN 48. See Note 5 to the Financial Statements for the disclosures required by FIN 48.

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

The registrants' principal executive officers and principal financial officers, based on their evaluation of the registrants' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) have concluded that, as of March 31, 2007, the registrants' disclosure controls and procedures are effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period for which this quarterly report has been prepared. The aforementioned principal officers have concluded that the disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officers, to allow for timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For additional information regarding various pending administrative and judicial proceedings involving regulatory, environmental and other matters, which information is incorporated by reference into this Part II, see:

•	"Item 3. Legal Proceedings" in PPL's, PPL Energy Supply's and PPL Electric's 2006 Form 10-K; and

•	Note 10 of the registrants' "Combined Notes to Condensed Consolidated Financial Statements" in Part I of this report.

Item 1A. Risk Factors

There have been no material changes in PPL's, PPL Energy Supply's and PPL Electric's risk factors from those disclosed in "Item 1A. Risk Factors" of the 2006 Form 10-K.

Item 6. Exhibits

*4(a)	-
Subordinated Indenture, dated as of March 1, 2007, among PPL Capital Funding, Inc., PPL Corporation and The Bank of New York, as trustee thereunder (Exhibit 4(a) to PPL Corporation Form 8-K Report (File No. 1-11459) dated March 20, 2007)

*4(b)	-
Supplemental Indenture No. 1, dated as of March 1, 2007, among PPL Capital Funding, Inc., PPL Corporation and The Bank of New York, as trustee thereunder (Exhibit 4(b) to PPL Corporation Form 8-K Report (File No. 1-11459) dated March 20, 2007)

*[_]10(a)	-
Establishment of 2007 annual performance goals and business criteria for incentive awards to PPL Corporation Named Executive Officers (PPL Corporation Form 8-K Report (File No. 1-11459) dated March 28, 2007)

*[_]10(b)	-
Establishment of 2007 annual performance goals and business criteria for incentive awards to PPL Electric Utilities Corporation Named Executive Officers (PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated March 28, 2007)

[_]10(c)	-	Trust Agreement, dated as of March 20, 2007, between PPL Corporation and Wachovia Bank, N.A., as Trustee
[_]10(d)	-	Trust Agreement, dated as of March 20, 2007, between PPL Corporation and Wachovia Bank, N.A., as Trustee
[_]10(e)	-	Trust Agreement, dated as of March 20, 2007, between PPL Corporation and Wachovia Bank, N.A., as Trustee
[_]10(f)	-	Amendment No. 3 to Amended and Restated Incentive Compensation Plan, dated as of March 21, 2007
[_]10(g)	-	Amendment No. 3 to Amended and Restated Incentive Compensation Plan for Key Employees, dated as of March 21, 2007
[_]10(h)	-	Form of Retention Agreement entered into between PPL Corporation and Messrs. Champagne, Farr, Miller and Shriver
[_]10(i)	-	Form of Severance Agreement entered into between PPL Corporation and the Named Executive Officers
12(a)	-	PPL Corporation and Subsidiaries Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
12(b)	-	PPL Energy Supply, LLC and Subsidiaries Computation of Ratio of Earnings to Fixed Charges
12(c)	-	PPL Electric Utilities Corporation and Subsidiaries Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
* - Previously filed
[_] - Filed or listed pursuant to Item 601(b)(10)(iii) of Regulation S-K

Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended March 31, 2007, filed by the following officers for the following companies:

31(a)	-	James H. Miller for PPL Corporation
31(b)	-	Paul A. Farr for PPL Corporation
31(c)	-	James H. Miller for PPL Energy Supply, LLC
31(d)	-	Paul A. Farr for PPL Energy Supply, LLC
31(e)	-	David G. DeCampli for PPL Electric Utilities Corporation
31(f)	-	J. Matt Simmons, Jr. for PPL Electric Utilities Corporation

Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended March 31, 2007, furnished by the following officers for the following companies:

32(a)	-	James H. Miller for PPL Corporation
32(b)	-	Paul A. Farr for PPL Corporation
32(c)	-	James H. Miller for PPL Energy Supply, LLC
32(d)	-	Paul A. Farr for PPL Energy Supply, LLC
32(e)	-	David G. DeCampli for PPL Electric Utilities Corporation
32(f)	-	J. Matt Simmons, Jr. for PPL Electric Utilities Corporation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiaries.

PPL Corporation
(Registrant)

PPL Energy Supply, LLC
(Registrant)

PPL Electric Utilities Corporation
(Registrant)

Date: May 3, 2007	/s/ J. Matt Simmons, Jr.
J. Matt Simmons, Jr.
Vice President and Controller
(Principal Accounting Officer)