Form 10-Q
period 2007-06-30
PPL CORP; PPL ENERGY SUPPLY LLC; PPL ELECTRIC UTILITIES CORP
filed 2007-08-02
CIK 922224, 1161976, 317187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2007
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________ to ___________

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.

1-11459	PPL Corporation (Exact name of Registrant as specified in its charter) (Pennsylvania) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-2758192

333-74794	PPL Energy Supply, LLC (Exact name of Registrant as specified in its charter) (Delaware) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-3074920

1-905	PPL Electric Utilities Corporation (Exact name of Registrant as specified in its charter) (Pennsylvania) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-0959590

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

	Large accelerated filer	Accelerated filer	Non-accelerated filer
PPL Corporation	[ X ]	[ ]	[ ]
PPL Energy Supply, LLC	[ ]	[ ]	[ X ]
PPL Electric Utilities Corporation	[ ]	[ ]	[ X ]

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

PPL Corporation	Yes	No X
PPL Energy Supply, LLC	Yes	No X
PPL Electric Utilities Corporation	Yes	No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

PPL Corporation	Common stock, $.01 par value, 383,099,760 shares outstanding at July 31, 2007.

PPL Energy Supply, LLC	PPL Corporation indirectly holds all of the membership interests in PPL Energy Supply, LLC.

PPL Electric Utilities Corporation	Common stock, no par value, 66,368,056 shares outstanding and all held by PPL Corporation at July 31, 2007.

This document is available free of charge at the Investor Center on PPL's Web site at www.pplweb.com.  However, information on this Web site does not constitute a part of this Form 10-Q.

PPL CORPORATION
PPL ENERGY SUPPLY, LLC
PPL ELECTRIC UTILITIES CORPORATION

FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2007

GLOSSARY OF TERMS AND ABBREVIATIONS

PPL Corporation and its current and former subsidiaries

Elfec - Empresa de Luz y Fuerza Electrica Cochabamba S.A., a Bolivian electric distribution company in which PPL Global had a majority ownership interest until its sale in July 2007.

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

FIN - FASB Interpretation.

Fitch - Fitch, Inc.

FSP - FASB Staff Position.

FTR - financial transmission rights, which are financial instruments established to manage price risk related to electricity transmission congestion.  They entitle the holder to receive compensation or require the holder to remit payment for certain congestion-related transmission charges that arise when the transmission grid is congested.

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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, except per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Operating Revenues
Utility	$1,021	$946	$2,196	$2,058
Unregulated retail electric	23	20	45	45
Wholesale energy marketing	379	383	628	718
Net energy trading margins	6	1	13	11
Energy-related businesses	184	154	369	322
Total	1,613	1,504	3,251	3,154

Operating Expenses
Operation
Fuel	230	212	529	453
Energy purchases	190	231	310	454
Other operation and maintenance	359	326	695	637
Amortization of recoverable transition costs	70	63	151	135
Depreciation	112	104	230	206
Taxes, other than income	71	69	150	139
Energy-related businesses (Note 8)	201	140	403	298
Total	1,233	1,145	2,468	2,322

Operating Income	380	359	783	832

Other Income - net	22	30	48	38

Interest Expense	121	114	242	228

Income from Continuing Operations Before Income Taxes, Minority Interest and Dividends on Preferred Securities of a Subsidiary	281	275	589	642

Income Taxes	33	80	107	175

Minority Interest		1	1	1

Dividends on Preferred Securities of a Subsidiary	4	4	9	5

Income from Continuing Operations	244	190	472	461

Income (Loss) from Discontinued Operations (net of income taxes) (Note 8)	101	(9)	76

Net Income	$345	$181	$548	$461

Earnings Per Share of Common Stock:
Income from Continuing Operations:
Basic	$0.63	$0.50	$1.22	$1.21
Diluted	0.62	0.49	1.21	1.19
Net income:
Basic	$0.89	$0.48	$1.42	$1.21
Diluted	0.88	0.47	1.41	1.19

Dividends Declared Per Share of Common Stock	$0.305	$0.275	$0.61	$0.55

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Six Months Ended June 30,
	2007	2006
Cash Flows from Operating Activities
Net income	$548	$461
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	236	219
Amortizations - recoverable transition costs and other	209	151
Pre-tax gain from the sale of a Latin American business	(94)
Pre-tax loss from the sale of interest in the Griffith plant		40
Pension and other postretirement benefits	38	(1)
Deferred income taxes and investment tax credits	(38)	(51)
Impairment of assets held for sale	70
Unrealized gains on derivatives and other hedging activities	(35)	(53)
Other	(26)	25
Change in current assets and current liabilities
Accounts receivable	(54)	(22)
Accounts payable	(78)	(44)
Fuel, materials and supplies	18	(27)
Prepayments	(76)	(62)
Other	(45)	57
Other operating activities
Other assets	(23)	(13)
Other liabilities	(31)	15
Net cash provided by operating activities	619	695

Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(692)	(478)
Proceeds from the sale of a Latin American business	180
Proceeds from the sale of interest in the Griffith plant		115
Purchases of emission allowances	(20)	(60)
Proceeds from the sale of emission allowances	51	35
Purchases of nuclear decommissioning trust investments	(118)	(133)
Proceeds from the sale of nuclear decommissioning trust investments	110	125
Purchases of short-term investments	(504)	(167)
Proceeds from the sale of short-term investments	513	158
Net increase in restricted cash	(72)	(5)
Other investing activities	10	13
Net cash used in investing activities	(542)	(397)

Cash Flows from Financing Activities
Issuance of long-term debt	505	300
Retirement of long-term debt	(568)	(563)
Issuance of common stock	22	7
Repurchase of common stock	(77)
Issuance of preference stock, net of issuance costs		245
Payment of common stock dividends	(225)	(200)
Net increase (decrease) in short-term debt	61	(171)
Other financing activities	(9)	(4)
Net cash used in financing activities	(291)	(386)

Effect of Exchange Rates on Cash and Cash Equivalents	1	1

Net Decrease in Cash and Cash Equivalents	(213)	(87)
Cash and Cash Equivalents at Beginning of Period	794	555
Cash and Cash Equivalents included in Assets Held for Sale	(14)
Cash and Cash Equivalents at End of Period	$567	$468

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	June 30, 2007	December 31, 2006
Assets

Current Assets
Cash and cash equivalents	$567	$794
Short-term investments	351	359
Restricted cash	175	102
Accounts receivable (less reserve: 2007, $42; 2006, $50)	541	591
Unbilled revenues	453	469
Fuel, materials and supplies	350	378
Prepayments	183	79
Deferred income taxes	147	162
Price risk management assets	434	551
Other acquired intangibles	128	124
Assets held for sale (Note 8)	730
Other	20	21
Total Current Assets	4,079	3,630

Investments
Investment in unconsolidated affiliates - at equity	46	47
Nuclear plant decommissioning trust funds	543	510
Other	6	7
Total Investments	595	564

Property, Plant and Equipment
Electric plant in service
Transmission and distribution	8,371	8,836
Generation	8,884	8,744
General	790	779
	18,045	18,359
Construction work in progress	895	682
Nuclear fuel	328	354
Electric plant	19,268	19,395
Gas and oil plant	379	373
Other property	192	311
	19,839	20,079
Less: accumulated depreciation	7,857	8,010
Total Property, Plant and Equipment	11,982	12,069

Regulatory and Other Noncurrent Assets
Recoverable transition costs	732	884
Goodwill	1,012	1,154
Other acquired intangibles	315	367
Price risk management assets	372	144
Other	919	935
Total Regulatory and Other Noncurrent Assets	3,350	3,484

Total Assets	$20,006	$19,747

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	June 30, 2007	December 31, 2006
Liabilities and Equity

Current Liabilities
Short-term debt	$96	$42
Long-term debt	743	1,018
Long-term debt with affiliate trust		89
Accounts payable	533	667
Above market NUG contracts	53	65
Taxes	50	194
Interest	141	109
Dividends	123	111
Price risk management liabilities	480	550
Liabilities held for sale and related minority interest (Note 8)	377
Other	444	503
Total Current Liabilities	3,040	3,348

Long-term Debt	6,841	6,728

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes and investment tax credits	2,137	2,331
Price risk management liabilities	728	459
Accrued pension obligations	357	364
Asset retirement obligations	351	336
Above market NUG contracts	50	71
Other	806	627
Total Deferred Credits and Other Noncurrent Liabilities	4,429	4,188

Commitments and Contingent Liabilities (Note 10)

Minority Interest	26	60

Preferred Securities of a Subsidiary	301	301

Shareowners' Common Equity
Common stock - $0.01 par value (a)	4	4
Capital in excess of par value	2,783	2,810
Earnings reinvested	2,937	2,626
Accumulated other comprehensive loss	(355)	(318)
Total Shareowners' Common Equity	5,369	5,122

Total Liabilities and Equity	$20,006	$19,747

(a)	780 million shares authorized; 385 million shares outstanding at June 30, 2007 and December 31, 2006.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Operating Revenues
Wholesale energy marketing	$379	$383	$628	$718
Wholesale energy marketing to affiliate	422	395	903	841
Utility	218	185	434	388
Unregulated retail electric	23	20	45	45
Net energy trading margins	6	1	13	11
Energy-related businesses	183	145	366	305
Total	1,231	1,129	2,389	2,308

Operating Expenses
Operation
Fuel	202	184	435	352
Energy purchases	141	184	210	353
Energy purchases from affiliate	37	39	74	78
Other operation and maintenance	261	230	505	452
Depreciation	74	70	155	138
Taxes, other than income	26	24	50	45
Energy-related businesses (Note 8)	200	132	401	283
Total	941	863	1,830	1,701

Operating Income	290	266	559	607

Other Income - net	24	33	48	41

Interest Expense	72	59	144	115

Interest Expense with Affiliates		3	4	6

Income from Continuing Operations Before Income Taxes and Minority Interest	242	237	459	527

Income Taxes	23	69	67	138

Minority Interest		1	1	1

Income from Continuing Operations	219	167	391	388

Income (Loss) from Discontinued Operations (net of income taxes) (Note 8)	101	(9)	76

Net Income	$320	$158	$467	$388

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Six Months Ended June 30,
	2007	2006

Cash Flows from Operating Activities
Net income	$467	$388
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	161	151
Pre-tax gain from the sale of a Latin American business	(94)
Pre-tax loss from the sale of interest in the Griffith plant		40
Pension and other postretirement benefits	24	(20)
Deferred income taxes and investment tax credits	26	27
Impairment of assets held for sale	70
Unrealized gains on derivatives and other hedging activities	(38)	(58)
Other	13	18
Change in current assets and current liabilities
Accounts receivable	(60)	(26)
Accounts payable	(67)	(24)
Fuel, materials and supplies	11	(35)
Other	38	56
Other operating activities
Other assets	(12)	(15)
Other liabilities	(49)	(4)
Net cash provided by operating activities	490	498

Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(539)	(360)
Proceeds from the sale of a Latin American business	180
Proceeds from the sale of interest in the Griffith plant		115
Purchases of emission allowances	(20)	(60)
Proceeds from the sale of emission allowances	51	35
Purchases of nuclear decommissioning trust investments	(118)	(133)
Proceeds from the sale of nuclear decommissioning trust investments	110	125
Purchases of short-term investments	(465)	(66)
Proceeds from the sale of short-term investments	448	57
Net increase in restricted cash	(74)	(13)
Other investing activities	5	10
Net cash used in investing activities	(422)	(290)

Cash Flows from Financing Activities
Issuance of long-term debt	6	300
Retirement of long-term debt	(130)	(19)
Distributions to Member	(463)	(366)
Contributions from Member	500	116
Net increase (decrease) in short-term debt	7	(171)
Other financing activities	(7)	(14)
Net cash used in financing activities	(87)	(154)

Effect of Exchange Rates on Cash and Cash Equivalents	1	1

Net (Decrease) Increase in Cash and Cash Equivalents	(18)	55
Cash and Cash Equivalents at Beginning of Period	524	227
Cash and Cash Equivalents included in Assets Held for Sale	(14)
Cash and Cash Equivalents at End of Period	$492	$282

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	June 30, 2007	December 31, 2006
Assets

Current Assets
Cash and cash equivalents	$492	$524
Short-term investments	346	328
Restricted cash	126	51
Accounts receivable (less reserve: 2007, $21; 2006, $29)	285	354
Unbilled revenues	292	301
Accounts receivable from affiliates	161	136
Collateral on PLR energy supply to affiliate	300	300
Fuel, materials and supplies	307	330
Prepayments	76	66
Deferred income taxes	128	117
Price risk management assets	434	551
Other acquired intangibles	128	124
Assets held for sale (Note 8)	730
Other	7	10
Total Current Assets	3,812	3,192

Investments
Investment in unconsolidated affiliates - at equity	46	47
Nuclear plant decommissioning trust funds	543	510
Other	3	4
Total Investments	592	561

Property, Plant and Equipment
Electric plant in service
Transmission and distribution	4,143	4,673
Generation	8,884	8,744
General	300	318
	13,327	13,735
Construction work in progress	774	578
Nuclear fuel	328	354
Electric plant	14,429	14,667
Gas and oil plant	65	64
Other property	191	309
	14,685	15,040
Less: accumulated depreciation	5,917	6,115
Total Property, Plant and Equipment	8,768	8,925

Other Noncurrent Assets
Goodwill	957	1,099
Other acquired intangibles	192	245
Price risk management assets	363	135
Other	484	498
Total Other Noncurrent Assets	1,996	1,977

Total Assets	$15,168	$14,655

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	June 30, 2007	December 31, 2006
Liabilities and Equity

Current Liabilities
Long-term debt	$184	$181
Long-term debt with affiliate trust		89
Accounts payable	451	571
Accounts payable to affiliates	49	36
Above market NUG contracts	53	65
Taxes	76	151
Interest	105	82
Deferred revenue on PLR energy supply to affiliate	12	12
Price risk management liabilities	468	541
Liabilities held for sale and related minority interest (Note 8)	377
Other	321	325
Total Current Liabilities	2,096	2,053

Long-term Debt	4,890	5,106

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes and investment tax credits	1,281	1,363
Price risk management liabilities	707	437
Accrued pension obligations	267	279
Asset retirement obligations	351	336
Above market NUG contracts	50	71
Deferred revenue on PLR energy supply to affiliate	17	23
Other	492	393
Total Deferred Credits and Other Noncurrent Liabilities	3,165	2,902

Commitments and Contingent Liabilities (Note 10)

Minority Interest	26	60

Member's Equity	4,991	4,534

Total Liabilities and Equity	$15,168	$14,655

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Operating Revenues
Retail electric	$761	$719	$1,625	$1,531
Wholesale electric		1	1	2
Wholesale electric to affiliate	37	39	74	78
Total	798	759	1,700	1,611

Operating Expenses
Operation
Energy purchases	50	49	101	102
Energy purchases from affiliate	422	395	903	841
Other operation and maintenance	99	96	191	185
Amortization of recoverable transition costs	70	63	151	135
Depreciation	33	28	65	57
Taxes, other than income	46	45	100	94
Total	720	676	1,511	1,414

Operating Income	78	83	189	197

Other Income - net	7	7	19	16

Interest Expense	30	36	62	74

Interest Expense with Affiliate	5	4	9	8

Income Before Income Taxes	50	50	137	131

Income Taxes	16	16	46	45

Net Income	34	34	91	86

Dividends on Preferred Securities	4	4	9	5

Income Available to PPL	$30	$30	$82	$81

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Six Months Ended June 30,
	2007	2006

Cash Flows from Operating Activities
Net income	$91	$86
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	65	57
Amortization - recoverable transition costs and other	161	146
Other	4	(2)
Change in current assets and current liabilities
Accounts receivable	(14)	7
Accounts payable	(11)	(36)
Prepayments	(109)	(66)
Other	(42)	(5)
Other operating activities
Other assets	8
Other liabilities	6	13
Net cash provided by operating activities	159	200

Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(138)	(97)
Purchases of short-term investments	(32)	(96)
Proceeds from the sale of short-term investments	57	96
Net decrease in restricted cash	2	5
Other investing activities	5	3
Net cash used in investing activities	(106)	(89)

Cash Flows from Financing Activities
Issuance of preference stock, net of issuance costs		245
Retirement of long-term debt	(157)	(297)
Repurchase of common stock from PPL		(200)
Payment of common stock dividends to PPL	(74)	(69)
Net increase in short-term debt	54
Other financing activities	(9)	(1)
Net cash used in financing activities	(186)	(322)

Net Decrease in Cash and Cash Equivalents	(133)	(211)
Cash and Cash Equivalents at Beginning of Period	150	298
Cash and Cash Equivalents at End of Period	$17	$87

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	June 30, 2007	December 31, 2006
Assets

Current Assets
Cash and cash equivalents	$17	$150
Restricted cash	42	43
Accounts receivable (less reserve: 2007, $18; 2006, $19)	236	219
Unbilled revenues	158	163
Accounts receivable from affiliates	3	6
Note receivable from affiliate	300	300
Prepayments	112	3
Prepayment on PLR energy supply from affiliate	12	12
Other	45	101
Total Current Assets	925	997

Property, Plant and Equipment
Electric plant in service
Transmission and distribution	4,229	4,163
General	438	412
	4,667	4,575
Construction work in progress	108	95
Electric plant	4,775	4,670
Other property	2	3
	4,777	4,673
Less: accumulated depreciation	1,830	1,793
Total Property, Plant and Equipment	2,947	2,880

Regulatory and Other Noncurrent Assets
Recoverable transition costs	732	884
Acquired intangibles	119	118
Prepayment on PLR energy supply from affiliate	17	23
Other	399	413
Total Regulatory and Other Noncurrent Assets	1,267	1,438

Total Assets	$5,139	$5,315

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	June 30, 2007	December 31, 2006
Liabilities and Equity

Current Liabilities
Short-term debt	$96	$42
Long-term debt	557	555
Accounts payable	50	53
Accounts payable to affiliates	160	164
Taxes	28	58
Collateral on PLR energy supply from affiliate	300	300
Other	87	141
Total Current Liabilities	1,278	1,313

Long-term Debt	1,264	1,423

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes and investment tax credits	758	814
Other	270	206
Total Deferred Credits and Other Noncurrent Liabilities	1,028	1,020

Commitments and Contingent Liabilities (Note 10)

Shareowners' Equity
Preferred securities	301	301
Common stock - no par value (a)	364	364
Additional paid-in capital	424	424
Earnings reinvested	480	470
Total Shareowners' Equity	1,569	1,559

Total Liabilities and Equity	$5,139	$5,315

(a)	170 million shares authorized; 66 million shares outstanding at June 30, 2007 and December 31, 2006.

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

(PPL, PPL Energy Supply and PPL Electric)

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation in accordance with accounting principles generally accepted in the U.S. are reflected in the condensed consolidated financial statements.  All adjustments are of a normal recurring nature, except as otherwise disclosed.  The Balance Sheets as of December 31, 2006, are derived from each Registrant's 2006 audited Balance Sheet.  The financial statements and notes thereto should be read in conjunction with the financial statements and notes contained in each Registrant's 2006 Form 10-K and Form 8-K dated June 21, 2007 for PPL and PPL Energy Supply.  The results of operations for the six months ended June 30, 2007, are not necessarily indicative of the results to be expected for the full year ending December 31, 2007, or other future periods, because results for interim periods can be disproportionately influenced by various factors and developments and seasonal variations.

(PPL and PPL Energy Supply)

The classification of certain amounts in the June 30, 2006 financial statements has been changed to conform to the presentation in the June 30, 2007 financial statements.  PPL has announced plans to sell its Latin American businesses and the transport operations of its domestic telecommunications subsidiary.  On the Statements of Income, the operating results of the Latin American businesses for the six months ended June 30, 2007 and 2006, are classified as "Income (Loss) from Discontinued Operations."  At June 30, 2007, the assets, liabilities and minority interest related to the yet to be completed divestitures are reflected in the Balance Sheet as "Assets held for sale" and "Liabilities held for sale and related minority interest."  See Note 8 for additional information.

2.	Summary of Significant Accounting Policies

The following accounting policy disclosures represent updates to the "Summary of Significant Accounting Policies" Note in each Registrant's 2006 Form 10-K.

Depreciation (PPL and PPL Energy Supply)

PPL and its subsidiaries periodically review the useful lives of their long-lived assets.  In 2007, WPD reviewed the useful lives of its distribution network assets.  Based on this review, effective April 1, 2007, the weighted average useful lives were extended to 54 years from 40 years.  The effect of this change in useful lives for both the three and six months ended June 30, 2007, was to decrease depreciation expense by $4 million, or $3 million after tax ($0.01 per share for PPL).

Income Taxes (PPL, PPL Energy Supply and PPL Electric)

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

New Accounting Standards (PPL, PPL Energy Supply and PPL Electric)

See Note 17 for a discussion of new accounting standards recently adopted or pending adoption.

3.	Segment and Related Information

(PPL and PPL Energy Supply)

See the "Segment and Related Information" Note in each Registrant's 2006 Form 10-K for a discussion of reportable segments.

Financial data for the segments are:

	Three Months Ended June 30,		Six Months Ended June 30,
PPL	2007	2006	2007	2006
Income Statement Data
Revenues from external customers
Supply	$582	$549	$1,035	$1,077
International Delivery	227	195	453	408
Pennsylvania Delivery	804	760	1,763	1,669
	1,613	1,504	3,251	3,154
Intersegment revenues
Supply	422	395	903	841
Pennsylvania Delivery	38	39	75	80

Net Income
Supply (a)	132	74	249	217
International Delivery (b)	183	79	211	160
Pennsylvania Delivery	30	28	88	84
	$345	$181	$548	$461

	June 30, 2007	December 31, 2006
Balance Sheet Data
Total assets
Supply	$8,617	$8,039
International Delivery	6,059	6,208
Pennsylvania Delivery	5,330	5,500
	$20,006	$19,747

	Three Months Ended June 30,		Six Months Ended June 30,
PPL Energy Supply	2007	2006	2007	2006
Income Statement Data
Revenues from external customers
Supply	$1,004	$934	$1,936	$1,900
International Delivery	227	195	453	408
	1,231	1,129	2,389	2,308
Net Income
Supply (a)	137	79	256	228
International Delivery (b)	183	79	211	160
	$320	$158	$467	$388

	June 30, 2007	December 31, 2006
Balance Sheet Data
Total assets
Supply	$9,109	$8,447
International Delivery	6,059	6,208
	$15,168	$14,655

(a)	2006 includes the results of discontinued operations of the Griffith plant. See Note 8 for additional information.
(b)	2007 and 2006 include the results of discontinued operations of the Latin American businesses. See Note 8 for additional information.

4.	Earnings Per Share

(PPL)

Basic EPS is calculated using the weighted-average number of common shares outstanding during the period.  Diluted EPS is calculated using the weighted-average shares of common stock outstanding that are increased for additional shares that would be outstanding if potentially dilutive securities were converted to common stock.  Potentially dilutive securities consist of:

•	stock options, restricted stock and restricted stock units granted under the incentive compensation plans;
•	stock units representing common stock granted under the directors compensation programs; and
•	convertible senior notes.

The basic and diluted EPS calculations, and the reconciliation of the shares (in thousands) used in the calculations, are:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Income (Numerator)
Income from continuing operations	$244	$190	$472	$461
Income (Loss) from discontinued operations (net of income taxes)	101	(9)	76
Net Income	$345	$181	$548	$461

Shares (Denominator)
Shares for Basic EPS	385,300	380,141	385,053	379,981
Add incremental shares:
Convertible Senior Notes	1,796	2,735	1,575	2,857
Stock options and other share-based awards	3,013	2,714	3,017	2,751
Shares for Diluted EPS	390,109	385,590	389,645	385,589

Basic EPS
Income from continuing operations	$0.63	$0.50	$1.22	$1.21
Income (Loss) from discontinued operations (net of income taxes)	0.26	(0.02)	0.20
Net Income	$0.89	$0.48	$1.42	$1.21

Diluted EPS
Income from continuing operations	$0.62	$0.49	$1.21	$1.19
Income (Loss) from discontinued operations (net of income taxes)	0.26	(0.02)	0.20
Net Income	$0.88	$0.47	$1.41	$1.19

During the six months ended June 30, 2006, 668,000 stock options to purchase PPL common shares were excluded from the computation of diluted EPS because the effect would have been antidilutive.

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

See Note 7 for discussion of attainment of the market price trigger related to the Convertible Senior Notes in 2007.

As of June 30, 2007, $93 million of Convertible Senior Notes remain outstanding.  The maximum number of shares of PPL common stock that could potentially be issued to settle the conversion premium, based upon the current conversion rate, is 3,768,002 shares.  Based on PPL's common stock price at June 30, 2007, the conversion premium equated to 1,765,823 shares, or $83 million.

See Note 7 for discussion of a common stock repurchase program initiated during the second quarter of 2007.

During the six months ended June 30, 2007, PPL issued 1,418,683 shares of common stock related to the exercise of stock options and vesting of restricted stock units under its stock-based compensation plans.

5.	Income Taxes

(PPL and PPL Energy Supply)

Reconciliations of effective income tax rates are:

	Three Months Ended June 30,		Six Months Ended June 30,
PPL	2007	2006	2007	2006
Reconciliation of Income Tax Expense
Federal income tax on Income from Continuing Operations Before Income Taxes, Minority Interest and Dividends on Preferred Securities of a Subsidiary at statutory tax rate - 35%	$98	$97	$206	$225
Increase (decrease) due to:
State income taxes (b)	6	3	12	12
Amortization of investment tax credit	(2)	(2)	(5)	(5)
Difference related to income recognition of foreign affiliates (net of foreign income taxes)	(8)	(16)	(17)	(15)
Transfer of WPD tax items (a)				(20)
Stranded cost securitization (b)	(2)	(2)	(3)	(3)
Federal income tax credits	(26)	2	(52)	(14)
Change in federal tax reserves (b)	(32)	1	(30)	(3)
Other	(1)	(3)	(4)	(2)
	(65)	(17)	(99)	(50)
Total income tax expense	$33	$80	$107	$175
Effective income tax rate	11.7%	29.1%	18.2%	27.3%

(a)
In January 2006, WPD, Hyder's liquidator and a former Hyder affiliate signed an agreement to transfer to the affiliate a future tax liability from WPD and certain surplus tax losses from Hyder.  Inland Revenue, the U.K. taxing authority, subsequently confirmed this agreement.  This transfer resulted in a net reduction of income tax expense of $20 million for the six months ended June 30, 2006, and a decrease to goodwill of $12 million from the resolution of a pre-acquisition tax contingency pursuant to EITF Issue 93-7, "Uncertainties Related to Income Taxes in a Purchase Business Combination."

(b)
For the three months ended June 30, 2007, changes in PPL's state and federal income tax reserves consisted of a $32 million benefit reflected in "Change in federal tax reserves" and a $2 million net state and federal benefit reflected in "Stranded cost securitization."

For the three months ended June 30, 2006, changes in PPL's state and federal income tax reserves consisted of a $1 million expense reflected in "Change in federal tax reserves" and a $1 million state expense reflected in "State income taxes," offset by a $2 million net state and federal benefit reflected in "Stranded cost securitization."

For the six months ended June 30, 2007, changes in PPL's state and federal income tax reserves consisted of a $30 million benefit reflected in "Change in federal tax reserves" and a $3 million net state and federal benefit reflected in "Stranded cost securitization."

For the six months ended June 30, 2006, changes in PPL's state and federal income tax reserves consisted of a $3 million benefit reflected in "Change in federal tax reserves" and a $3 million net state and federal benefit reflected in "Stranded cost securitization," offset by a $6 million state expense reflected in "State income taxes."

	Three Months Ended June 30,		Six Months Ended June 30,
PPL Energy Supply	2007	2006	2007	2006
Reconciliation of Income Tax Expense
Federal income tax on Income from Continuing Operations Before Income Taxes and Minority Interest at statutory tax rate - 35%	$85	$82	$161	$184
Increase (decrease) due to:
State income taxes (b)	7	4	11	12
Amortization of investment tax credit	(2)	(2)	(4)	(4)
Difference related to income recognition of foreign affiliates (net of foreign income taxes)	(8)	(16)	(17)	(15)
Transfer of WPD tax items (a)				(20)
Federal income tax credits	(25)	2	(51)	(14)
Change in federal tax reserves (b)	(31)	1	(29)	(3)
Other	(3)	(2)	(4)	(2)
	(62)	(13)	(94)	(46)
Total income tax expense	$23	$69	$67	$138
Effective income tax rate	9.5%	29.1%	14.6%	26.2%

(a)
In January 2006, WPD, Hyder's liquidator and a former Hyder affiliate signed an agreement to transfer to the affiliate a future tax liability from WPD and certain surplus tax losses from Hyder.  Inland Revenue, the U.K. taxing authority, subsequently confirmed this agreement.  This transfer resulted in a net reduction of income tax expense of $20 million for the six months ended June 30, 2006, and a decrease to goodwill of $12 million from the resolution of a pre-acquisition tax contingency pursuant to EITF Issue 93-7, "Uncertainties Related to Income Taxes in a Purchase Business Combination."

(b)
For the three months ended June 30, 2007, changes in PPL Energy Supply's federal and state income tax reserves consisted of a $31 million benefit in "Change in federal tax reserves," offset by an insignificant state amount in "State income taxes."

For the three months ended June 30, 2006, changes in PPL Energy Supply's federal and state income tax reserves consisted of a $1 million expense in "Change in federal tax reserves" and an insignificant state amount in "State income taxes."

For the six months ended June 30, 2007, changes in PPL Energy Supply's federal and state income tax reserves consisted of a $29 million benefit in "Change in federal tax reserves," offset by an insignificant state amount in "State income taxes."

For the six months ended June 30, 2006, changes in PPL Energy Supply's federal and state income tax reserves consisted of a $3 million benefit reflected in "Change in federal tax reserves," and is more than offset by a $5 million state tax expense reflected in "State income taxes."

In July 2007, the U.K.'s Finance Act 2007, which includes amendments to existing tax law, was enacted.  The most significant change to the tax law was a reduction in the U.K.'s statutory income tax rate.  Effective April 1, 2008, the statutory income tax rate will be reduced from 30% to 28%.  As a result, PPL Energy Supply anticipates recognizing a one-time deferred tax benefit during the third quarter of 2007 in the range of $50 to $60 million.

(PPL Electric)

Reconciliations of effective income tax rates are:

	Three Months Ended June 30,		Six Months Ended June 30,
PPL Electric	2007	2006	2007	2006
Reconciliation of Income Tax Expense
Federal income tax on Income Before Income Taxes at statutory tax rate - 35%	$18	$18	$48	$46
Increase (decrease) due to:
State income taxes	1	(1)	4	1
Amortization of investment tax credit			(1)	(1)
Stranded cost securitization	(2)	(2)	(3)	(3)
Change in federal tax reserves	(1)	1	(1)	1
Other			(1)	1
	(2)	(2)	(2)	(1)
Total income tax expense	$16	$16	$46	$45
Effective income tax rate	32.0%	32.0%	33.6%	34.4%

Unrecognized Tax Benefits

(PPL, PPL Energy Supply and PPL Electric)

In June 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109."  In May 2007, the FASB amended this guidance by issuing FSP FIN 48-1, "Definition of Settlement in FASB Interpretation No. 48."  PPL and its subsidiaries adopted FIN 48, as amended, effective January 1, 2007.  The adoption resulted in the following increases (decreases) to the Balance Sheet at January 1, 2007.

	PPL	PPL Energy Supply	PPL Electric

Current Assets - Prepayments	$20	$20
Current Liabilities - Taxes	(134)	(107)	$(21)
Deferred Credits and Other Noncurrent Liabilities - Deferred income taxes and investment tax credits	10	9	2
Regulatory and Other Noncurrent Assets - Other	(5)		(5)
Deferred Credits and Other Noncurrent Liabilities - Other	139	119	13
Equity - Earnings reinvested (cumulative effect) (a)		(1)	1

(a)	Recorded as an adjustment to the opening balances.

At January 1, 2007, the total unrecognized tax benefits and related indirect effects that if recognized would decrease the effective tax rate were:

	PPL	PPL Energy Supply	PPL Electric

Total unrecognized tax benefits	$226	$143	$78
Unrecognized tax benefits associated with taxable or deductible temporary differences	(1)	9	(10)
Unrecognized tax benefits associated with business combinations	(19)	(19)
Total indirect effect of unrecognized tax benefits on other tax jurisdictions	(43)	(12)	(31)
Total unrecognized tax benefits and related indirect effects that if recognized would decrease the effective tax rate	$163	$121	$37

At June 30, 2007, the "Total unrecognized tax benefits" for PPL, PPL Energy Supply, and PPL Electric were $192 million, $114 million and $73 million.  The "Total unrecognized tax benefits and related indirect effects that if recognized would decrease the effective tax rate" for PPL, PPL Energy Supply, and PPL Electric were $133 million, $95 million and $33 million.  The decreases were primarily the result of recognizing, in the second quarter of 2007, previously unrecognized tax benefits of $29 million, $26 million and $2 million due to the lapse of applicable statutes of limitations, with respect to certain issues.

At January 1, 2007, it was reasonably possible that during the next twelve months the total amount of unrecognized tax benefits, recorded at January 1, 2007, could decrease between $25 million and $106 million for PPL, decrease between $30 million and $91 million for PPL Energy Supply and decrease by up to $9 million for PPL Electric, as a result of subsequent recognition, derecognition and/or changes in measurement of uncertain tax positions related to the creditability of foreign taxes, the timing and utilization of foreign tax credits and the related impact on alternative minimum tax and other credits, the timing and/or valuation of certain deductions, intercompany transactions and unitary filing groups.  The events that could cause these changes are direct settlements with taxing authorities, litigation, legal or administrative guidance by relevant taxing authorities and the lapse of an applicable statute of limitation.

At June 30, 2007, PPL, PPL Energy Supply and PPL Electric determined that it was reasonably possible that during the next twelve months the total amount of unrecognized tax benefits could decrease between $1 million and $80 million for PPL, decrease between $6 million and $65 million for PPL Energy Supply and decrease by up to $9 million for PPL Electric, primarily due to the lapse of applicable statutes of limitations, with respect to certain issues.

It is PPL and its subsidiaries' policy to record interest and penalties in "Income Taxes" on their Statements of Income.

At January 1, 2007, interest and penalties accrued on the Balance Sheet were:

	PPL	PPL Energy Supply	PPL Electric

Accrued interest	$37	$29	$8
Accrued penalties	1	1
Total accrued interest and penalties	$38	$30	$8

At June 30, 2007, PPL, PPL Energy Supply and PPL Electric had accrued interest and penalties of $32 million, $24 million and $8 million.  The decrease in accrued interest and penalties was primarily the result of PPL and PPL Energy Supply recognizing in "Income Taxes" on the Statements of Income, in the second quarter 2007, the reversal of $8 million of previously accrued interest and penalties on previously unrecognized tax benefits related to the lapse of applicable statutes of limitations, with respect to certain issues.

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

	PPL and PPL Energy Supply	PPL Electric
U.S. (federal)	1995 and prior	1995 and prior
Pennsylvania (state)	2000 and prior	2000 and prior
Montana (state)	2002 and prior
U.K. (foreign)	1999 and prior
Chile (foreign)	2002 and prior

(PPL and PPL Energy Supply)

At June 30, 2007, as a result of PPL's plan to dispose of its Latin American businesses, PPL and PPL Energy Supply classified $4 million of unrecognized tax benefits in "Liabilities held for sale and related minority interest."  (See Note 8 for additional information.)  If these unrecognized tax benefits were subsequently recognized, they would not impact PPL's and PPL Energy Supply's effective tax rate.

6.	Comprehensive Income

(PPL and PPL Energy Supply)

The after-tax components of comprehensive income are:

	Three Months Ended June 30,		Six Months Ended June 30,
PPL	2007	2006	2007	2006

Net Income	$345	$181	$548	$461
Other comprehensive (loss) income:
Foreign currency translation adjustments	14	70	14	82
Defined benefit plans amortization:
Prior service costs	3		7
Actuarial loss	10		20
Net unrealized gain (loss) on available-for-sale securities (a)	7	(4)	8	(9)
Net unrealized (loss) gain on qualifying derivatives	(118)	24	(86)	126
Other	(1)		(1)
Total other comprehensive (loss) income	(85)	90	(38)	199
Comprehensive Income	$260	$271	$510	$660

PPL Energy Supply
Net Income	$320	$158	$467	$388
Other comprehensive (loss) income:
Foreign currency translation adjustments	14	70	14	82
Defined benefit plans amortization:
Prior service costs	3		6
Actuarial loss	10		20
Net unrealized gain (loss) on available-for-sale securities (a)	7	(4)	8	(9)
Net unrealized (loss) gain on qualifying derivatives	(124)	14	(91)	108
Total other comprehensive (loss) income	(90)	80	(43)	181
Comprehensive Income	$230	$238	$424	$569

(a)	The 2007 amounts exclude unrealized losses on investments in the nuclear decommissioning trust funds.

(PPL Electric)

PPL Electric's comprehensive income approximates net income.

7.	Credit Arrangements and Financing Activities

Credit Arrangements

(PPL and PPL Energy Supply)

PPL Energy Supply maintains credit facilities in order to enhance liquidity and provide credit support, and as a backstop to its commercial paper program.

In March 2007, PPL Energy Supply extended the expiration date of its 364-day reimbursement agreement to March 2008.  Under the agreement, PPL Energy Supply can cause the bank to issue up to $200 million of letters of credit but cannot make cash borrowings.  At June 30, 2007, there was $141 million of letters of credit outstanding under this agreement.

In May 2007, PPL Energy Supply entered into a $3.4 billion Second Amended and Restated Five-Year Credit Agreement, which amended its previously existing $1.9 billion credit facility and extended the term of the previously existing facility to June 2012.  Under certain conditions, PPL Energy Supply may elect to have the principal balance of the loans outstanding on the final maturity date of the facility continue as non-revolving term loans for a period of one year from that final maturity date.  Also, under certain conditions, PPL Energy Supply may request that the facility's principal amount be increased by up to $500 million.  PPL Energy Supply has the ability to cause the lenders under this facility to issue letters of credit.  At June 30, 2007, PPL Energy Supply had $158 million of letters of credit and no cash borrowings outstanding under this facility.

PPL Energy Supply also maintains a $300 million five-year letter of credit and revolving credit facility expiring in March 2011.  At June 30, 2007, there were no cash borrowings and $242 million of letters of credit outstanding under this facility.  PPL Energy Supply's obligations under this facility are supported by a $300 million letter of credit issued on PPL Energy Supply's behalf under a separate $300 million five-year letter of credit and reimbursement agreement, also expiring in March 2011.

PPL Energy Supply maintains a commercial paper program for up to $500 million to provide an additional financing source to fund its short-term liquidity needs, if and when necessary.  Commercial paper issuances are supported by PPL Energy Supply's $3.4 billion five-year credit facility.  PPL Energy Supply had no commercial paper outstanding at June 30, 2007.

In January 2007, WPD (South West) terminated its £150 million three-year committed credit facility, which was to expire in October 2008.  This facility was replaced by a new £150 million five-year committed credit facility at WPDH Limited that expires in January 2012, with the option to extend the expiration date by a maximum of two years.  WPD (South West) currently maintains two committed credit facilities: a £100 million 364-day facility expiring in November 2007 and a £150 million five-year facility expiring in October 2009.  WPD's total committed facilities at June 30, 2007, were £400 million (approximately $792 million).  At June 30, 2007, WPD (South West) also had uncommitted credit facilities of £65 million (approximately $129 million).  At June 30, 2007, there were no cash borrowings outstanding under any of these facilities.

In May 2007, Emel arranged uncommitted credit lines in the amount of 32.4 billion Chilean pesos (approximately $62 million), with authorization to borrow up to $20 million as required for working capital needs.  As of June 30, 2007, there were 2.7 billion Chilean pesos (approximately $5 million) of cash borrowings outstanding under these facilities at an interest rate of 5.86%.

(PPL and PPL Electric)

PPL Electric maintains credit facilities in order to enhance liquidity and provide credit support, and as a backstop to its commercial paper program.

In May 2007, PPL Electric entered into a $200 million Third Amended and Restated Five-Year Credit Agreement, which extended the term of its existing credit facility to May 2012.  Under certain conditions, PPL Electric may elect to have the principal balance of the loans outstanding on the final maturity date of the facility continue as non-revolving term loans for a period of one year from that final maturity date.  Also, under certain conditions, PPL Electric may request that the facility's principal amount be increased by up to $100 million.  PPL Electric has the ability to cause the lenders under this facility to issue letters of credit.  At June 30, 2007, PPL Electric had no cash borrowings and an insignificant amount of letters of credit outstanding under this facility.

PPL Electric maintains a commercial paper program for up to $200 million to provide an additional financing source to fund its short-term liquidity needs, if and when necessary.  Commercial paper issuances are supported by PPL Electric's $200 million five-year credit facility.  PPL Electric had $55 million of commercial paper outstanding at June 30, 2007, with a weighted average interest rate of 5.38%.

At June 30, 2007, $143 million of accounts receivable and $141 million of unbilled revenues were pledged by a PPL Electric subsidiary under the credit agreement related to PPL Electric's and the subsidiary's participation in an asset-backed commercial paper program.  Also at this date, there was $41 million of short-term debt outstanding under the credit agreement at an interest rate of 5.3601%, all of which was being used to cash collateralize letters of credit issued on PPL Electric's behalf.  The funds used to cash collateralize the letters of credit are reported in "Restricted Cash" on the Balance Sheet.  At June 30, 2007, based on the accounts receivable and unbilled revenues pledged, an additional $109 million was available for borrowing.  PPL Electric's sale to its subsidiary of the accounts receivable and unbilled revenues is an absolute sale of the assets, and PPL Electric does not retain an interest in these assets.  However, for financial reporting purposes, the subsidiary's financial results are consolidated in PPL Electric's financial statements.  In July 2007, PPL Electric and the subsidiary extended the expiration date of the credit agreement to July 2008.  PPL Electric currently expects that it and the subsidiary will continue to renew the credit agreement on an annual basis.

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

Financing Activities

(PPL)

In March 2007, PPL Capital Funding issued $500 million of 2007 Series A Junior Subordinated Notes due 2067 (Notes).  The Notes are fully and unconditionally guaranteed by PPL as to payment of principal, interest and premium, if any.  The Notes mature in March 2067, and are callable at par value beginning in March 2017.  Prior to such time, the Notes may be redeemed at PPL Capital Funding's option at make-whole redemption prices.  The Notes bear interest at 6.70% from the date of issuance through March 2017.  After March 2017, and continuing up to the maturity date, the Notes bear interest at three-month LIBOR plus 2.665%, reset quarterly.  PPL Capital Funding may defer interest payments on the Notes, from time to time, on one or more occasions for up to ten consecutive years.  Deferred interest payments will accumulate additional interest at a rate equal to the interest rate then applicable to the Notes.  During any period in which PPL Capital Funding defers interest payments on the Notes, subject to certain exceptions, neither PPL Capital Funding nor PPL may (i) declare or pay any cash dividend or distribution on its capital stock, (ii) redeem, purchase, acquire or make a liquidation payment with respect to any of its capital stock, or (iii) make any payments on any debt or any guarantee of debt by PPL that is equal or junior in right of payment to the Notes or the related guarantee by PPL.

PPL Capital Funding received $493 million of proceeds, net of a discount and underwriting fees, from the issuance of the Notes.  Of the proceeds, $281 million were used to pay at maturity PPL Capital Funding's 8.375% Medium-Term Notes due June 2007.  The remainder of the net proceeds was used for general corporate purposes, including capital expenditures relating to the installation of pollution control equipment by PPL Energy Supply subsidiaries.

In connection with the issuance of the Notes, PPL and PPL Capital Funding entered into a Replacement Capital Covenant, in which PPL and PPL Capital Funding agreed for the benefit of holders of a designated series of unsecured long-term indebtedness of PPL or PPL Capital Funding ranking senior to the Notes that (i) PPL Capital Funding will not redeem or purchase the Notes, or otherwise satisfy, discharge or defease the principal amount of the Notes and (ii) neither PPL nor any of its other subsidiaries will purchase the Notes on or before March 2037, except, subject to certain limitations, to the extent that the applicable redemption or repurchase price or principal amount defeased does not exceed a specified amount of proceeds from the sale of qualifying replacement capital securities during the 180-day period prior to the date of that redemption, repurchase or defeasance.  The designated series of covered debt currently benefiting from the Replacement Capital Covenant is PPL Capital Funding's 4.33% Notes Exchange Series A Due March 2009.

In July 2007, PPL Capital Funding issued $100 million of 6.85% Senior Notes due 2047 (6.85% Notes).  The 6.85% Notes are not subject to redemption prior to July 2012.  On or after July 2012, PPL Capital Funding may, at its option, redeem the 6.85% Notes, in whole or in part, at par.  PPL Capital Funding received $97 million of proceeds, net of underwriting fees, from the issuance of the 6.85% Notes.  The proceeds will be used for general corporate purposes, including capital expenditures relating to the installation of pollution control equipment by PPL Energy Supply subsidiaries.

(PPL and PPL Energy Supply)

The terms of PPL Energy Supply's 2.625% Convertible Senior Notes due 2023 include a market price trigger that permits holders to convert the notes during any fiscal quarter if the closing sale price of PPL's common stock exceeds $29.83 for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter.  Holders of the Convertible Senior Notes were entitled to convert their notes at any time during the first and second quarters of 2007 and are also entitled to convert their notes at any time during the third quarter of 2007, as a result of the market price trigger being met.  When holders elect to convert the Convertible Senior Notes, PPL Energy Supply is required to settle the principal amount in cash and any conversion premium in cash or PPL common stock.  During the six months ended June 30, 2007, Convertible Senior Notes in an aggregate principal amount of $10 million were presented for conversion.  The total conversion premium related to these conversions was $8 million, which was settled with 181,574 shares of PPL common stock, along with an insignificant amount of cash in lieu of fractional shares.  At June 30, 2007, $93 million of Convertible Senior Notes remain outstanding.

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

In February 2007, WPD LLP redeemed all of the 8.23% Subordinated Debentures due 2027 that were held by SIUK Capital Trust I.  Upon redemption, WPD LLP paid a premium of 4.115%, or approximately $3 million, on the principal amount of $85 million of subordinated debentures.  In connection with this redemption, SIUK Capital Trust I was required to use all of the proceeds received from the repayment of the subordinated debentures to redeem all of its common and preferred securities.  WPD LLP received $3 million when its investment in SIUK Capital Trust I was liquidated.  See Note 22 of each Registrant's 2006 Form 10-K for a discussion of the trust.  The redemption of the subordinated debentures and the trust's common and preferred securities resulted in a loss of $2 million, after tax, for the six months ended June 30, 2007, which is included in "Interest Expense" for PPL and "Interest Expense with Affiliates" for PPL Energy Supply on the Statement of Income.  Payment of $29 million was also made to settle related cross-currency swaps and is included on the Statement of Cash Flows as a component of "Retirement of long-term debt."

(PPL Energy Supply)

During the six months ended June 30, 2007, PPL Energy Supply distributed $463 million to its parent company, PPL Energy Funding, and received cash capital contributions of $500 million.

(PPL and PPL Electric)

During the six months ended June 30, 2007, PPL Transition Bond Company made principal payments on transition bonds of $157 million.

Common Stock Repurchase Program (PPL)

In June 2007, PPL's Board of Directors authorized the repurchase by PPL of up to $750 million of its common stock from time to time, in open market purchases, pre-arranged trading plans or privately negotiated transactions.  The specific amount and timing of repurchases will be based on a variety of factors, including potential share repurchase price, strategic investment considerations and other market and economic factors.  During the second quarter of 2007, PPL repurchased 1,675,000 shares of its common stock for $77 million which was primarily recorded as a reduction to "Capital in excess of par value" on the Balance Sheet.  Through July 31, 2007, a total of 3,559,100 shares were repurchased for $166 million.

Dividends

(PPL)

In February 2007, PPL announced an increase to its quarterly common stock dividend, effective April 1, 2007, to 30.5 cents per share (equivalent to $1.22 per annum).  Future dividends, declared at the discretion of the Board of Directors, will be dependent upon future earnings, cash flows, financial requirements and other factors.

(PPL Electric)

During the six months ended June 30, 2007, PPL Electric paid common stock dividends of $74 million to PPL.

8.	Acquisitions, Development and Divestitures

(PPL, PPL Energy Supply and PPL Electric)

PPL continuously evaluates strategic options for its business segments and from time to time, PPL and its subsidiaries are involved in negotiations with third parties regarding acquisitions and dispositions of businesses and assets, joint ventures and development projects, which may or may not result in definitive agreements.  Any such transactions may impact future financial results.

Domestic

Development

(PPL and PPL Energy Supply)

In January 2007, the NRC accepted for review the PPL Susquehanna request to increase the amount of electricity the plant can generate.  The total expected capacity increase is 159 MW, of which PPL Susquehanna's share would be 143 MW.  PPL Susquehanna's share of the expected capital cost of this project is $274 million.  PPL cannot predict whether or when NRC approval will be obtained.

In the second quarter of 2007, PPL sent a letter to the NRC indicating its intent to submit a combined construction and operating license application (COLA) for a third nuclear generating unit adjacent to the Susquehanna plant.  NRC acceptance of the COLA by December 2008 would meet the first requirement to qualify for federal production tax credits and loan guarantees as provided for under the Energy Policy Act of 2005.  Requests have also been filed with PJM for transmission feasibility and system impact studies.  PPL estimates that if it proceeds with the licensing phase it would cost approximately $90 million, most of which would be incurred by the end of 2008.  The costs do not reflect any construction expenditures, nor do they represent a commitment to build.  Although PPL currently expects to capitalize these costs and would likely only proceed into construction in a joint-venture arrangement, PPL has made no decision to proceed with development and construction of another nuclear unit and expects that such decision could take as long as four years given the lengthy approval process.

(PPL and PPL Electric)

In June 2007, PJM approved the construction of a new 130 mile, 500-kilovolt transmission line between the Susquehanna substation in Pennsylvania and the Roseland substation in New Jersey that has been identified as essential to long-term reliability of the mid-Atlantic electricity grid.  PJM determined that the line is needed to prevent potential overloads that could occur in the next decade on several existing transmission lines in the interconnected PJM system. It was announced by PJM that the line would be jointly built by PPL Electric, FirstEnergy Corporation of Akron, Ohio and Public Service Enterprise Group of Newark, New Jersey.  PJM also announced that construction of the line is estimated to cost $930 million, of which PPL Electric's share is estimated at approximately $326 million.  The portion of the line to be built in Pennsylvania requires PUC approval.

Anticipated Sale of Transport Operations  (PPL and PPL Energy Supply)

In the first quarter of 2007, PPL completed a review of strategic options for the transport operations of its domestic telecommunications subsidiary, which offers fiber optic capacity to other telecommunications companies and enterprise customers.  The operating results of this subsidiary are included in the Supply segment.  Due to a combination of significant capital requirements for the transport operations and competing capital needs in PPL's core electricity supply and delivery businesses, PPL decided to actively market these transport operations.

In the first quarter of 2007, PPL and PPL Energy Supply recorded a $31 million pre-tax ($18 million after tax) write-down in the carrying value of the transport assets to their estimated fair value.  In May 2007, PPL reached a definitive agreement to sell its transport operations.  In the second quarter of 2007, PPL and PPL Energy Supply recorded an additional write-down of $3 million pre-tax ($2 million after tax.)  The write-downs are included in "Energy-related businesses" expenses on the Statements of Income.  PPL expects to realize $50 million in net proceeds from the sale, which is expected to close by the end of the third quarter of 2007 following regulatory approvals.  Proceeds of the sale are expected to be used to invest in growth opportunities in PPL's core electricity supply and delivery businesses and/or for the repurchase of securities, including PPL common stock.

In accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the assets and liabilities of these transport operations have been classified as "held for sale" on the Balance Sheet at June 30, 2007.  The transport operations did not meet the criteria for discontinued operations presentation on the Statement of Income because there are not separate and distinguishable cash flows.  The major classes of "Assets held for sale" and "Liabilities held for sale and related minority interest" on the Balance Sheet at June 30, 2007, were as follows (corresponding amounts at December 31, 2006, are also noted for comparative purposes but, have not been reclassified on the balance sheet as of that period):

	June 30, 2007	December 31, 2006

Current assets	$2	$3
PP&E and other acquired intangibles	59	89
Total assets held for sale	$61	$92

Current liabilities	$5	$6
Long-term debt	1	1
Deferred credits and other noncurrent liabilities	11	13
Total liabilities held for sale	$17	$20

Anticipated Sale of Gas Operations  (PPL)

In late July 2007, PPL completed a review of strategic options for its natural gas distribution and propane businesses and announced its intention to sell these businesses, which are included in the Pennsylvania Delivery segment.

PPL is currently analyzing the accounting impact of its decision to sell these businesses and has not yet determined whether an impairment charge would be required in the third quarter of 2007.

Proceeds of the sale are expected to be used to invest in growth opportunities in PPL's core electricity supply and delivery businesses and/or for the repurchase of securities, including PPL common stock.  PPL expects the sale to be completed during the second half of 2008, following the execution of a sales agreement and the receipt of all necessary regulatory approvals.

Other  (PPL and PPL Energy Supply)

See Note 10 for a discussion of the impairment of PPL Energy Supply's synthetic fuel production facilities recorded in June 2006.

International (PPL and PPL Energy Supply)

Sales

In 2005, WPD sold an equity investment by transferring substantially all risks and rewards of ownership of the two subsidiaries that held the investment, receiving $9 million (at then-current exchange rates).  The gain was deferred until WPD's continuing involvement in the subsidiaries ceased.  In July 2006, WPD ceased involvement with one subsidiary.  At that time, PPL Global recognized a pre-tax gain of $5 million.  In December 2006, WPD ceased involvement in the other subsidiary.  In the first quarter of 2007, due to the one-month lag in foreign subsidiary reporting, PPL Global recognized the remaining pre-tax gain of $5 million.  These gains are included in "Other Income - net" on the Statements of Income.

In March 2006, PPL Global completed the sale of its minority interest in Aguaytia Energy, LLC, a combined generating and natural gas facility in Peru.  PPL Global received $15 million from the sale, and recorded a pre-tax gain of $3 million, which is included in "Other Income - net" on the Statement of Income.

Other

In February 2006, WPD received legal notification citing one of its real estate investments as an environmentally protected area, thus restricting planned development.  An impairment assessment was performed based on a third-party appraisal.  As a result, in the first quarter of 2006, PPL Global recorded an impairment charge of $8 million ($6 million after tax), which is included in "Other Income - net" on the Statement of Income.

In 2000, WPD acquired Hyder.  Subsequently, WPD sold the majority of Hyder's non-electricity delivery businesses and placed the remaining companies in liquidation.  In March 2006, WPD received $24 million in proceeds as an initial distribution related to the planned ongoing liquidation of the remaining non-electricity delivery businesses.  These proceeds were included in the second quarter 2006 financial results due to the one-month lag in foreign subsidiary reporting.  In December 2006, WPD received a further distribution of $4 million, which was included in the first quarter 2007 financial results.  In March 2007, WPD received a further distribution of $2 million, which was included in the second quarter 2007 financial results.  These distributions are included in "Other Income - net" on the Statements of Income.  The Hyder non-electricity delivery businesses are substantially liquidated.  WPD expects to receive liquidation distributions of up to approximately $3 million, the majority of which is expected to be received by the end of 2007.  WPD continues to operate the Hyder electricity delivery business.

Discontinued Operations (PPL and PPL Energy Supply)

Sale of Latin American Businesses

In March 2007, PPL completed a review of strategic options for its Latin American businesses and announced its intention to sell its regulated electricity delivery businesses in Chile, El Salvador and Bolivia, which are included in the International Delivery segment.

In April 2007, PPL agreed to sell its Bolivian businesses to a group organized by local management and employees of the companies.  As a result of the decision to sell, PPL recorded a $34 million, or $22 million after tax, impairment of the Bolivian businesses in the first quarter of 2007 based on their estimated fair value.  In the second quarter of 2007, an additional pre- and after-tax impairment of $2 million was recorded primarily to offset the current period earnings.  This sale was completed in July 2007.

In May 2007, PPL completed the sale of its El Salvadoran business for $180 million in cash through a stock purchase agreement.  PPL recorded a gain of $94 million, or $89 million after tax, as a result of the sale.

The Chilean electricity delivery business is expected to be sold through an auction process, which is anticipated to be completed in 2007.

Proceeds of the sales are expected to be used to invest in growth opportunities in PPL's core electricity supply and delivery businesses and/or for the repurchase of securities, including PPL common stock.  In accordance with SFAS 144, the results of operations for the three and six months ended June 30, 2007 and 2006, have been classified as discontinued operations on the Statements of Income.  At June 30, 2007, the assets, liabilities and minority interest related to the yet to be completed divestitures of the Bolivian and Chilean businesses are reflected in the Balance Sheet as "held for sale."

Following are the components of "Income (Loss) from Discontinued Operations" on the Statements of Income related to PPL's Latin American regulated electricity delivery businesses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Operating revenues	$158	$138	$313	$269
Operating expenses (a)	125	120	294	235
Operating income	33	18	19	34
Other income – net		3	3	4
Interest expense (b)	6	7	11	12
Income before income taxes and minority interest	27	14	11	26
Income tax expense (c)	13	3	20	3
Minority interest	2	1	4	3
Gain on sale of El Salvadoran business (net of tax expense of $5 million)	89		89
Income from Discontinued Operations	$101	$10	$76	$20

(a)	Includes the write-downs in the carrying value of the Bolivian businesses.
(b)
The three and six months ended June 30, 2007 and 2006, include $2 million and $4 million of interest expense allocated pursuant to EITF 87-24, "Allocation of Interest to Discontinued Operations," based on the discontinued operation's share of the net assets of PPL Energy Supply.

(c)
The three and six months ended June 30, 2007, include U.S. deferred tax charges of $4 million and $22 million.  As a result of PPL's decision to sell its Latin American businesses, it no longer qualifies for the permanently reinvested exception to recording deferred taxes pursuant to APB Opinion No. 23, "Accounting for Income Taxes-Special Areas."

The major classes of "Assets held for sale" and "Liabilities held for sale and related minority interest" on the Balance Sheet at June 30, 2007, were as follows (corresponding amounts at December 31, 2006, are also noted for comparative purposes, but have not been reclassified on the balance sheet as of that period):

	June 30, 2007	December 31, 2006
Current Assets
Cash and cash equivalents	$14	$27
Accounts receivable	73	92
Current assets - other	42	49
Total Current Assets	129	168
PP&E	366	475
Regulatory and Other Noncurrent Assets
Goodwill	140	148
Other	34	27
Total Regulatory and Other Noncurrent Assets	174	175
Total assets held for sale	$669	$818

Current Liabilities
Accounts payable	$39	$55
Current liabilities - other	39	48
Total Current Liabilities	78	103
Long-term Debt	215	215
Deferred Credits and Other Noncurrent Liabilities	39	46
Minority Interest	28	33
Total liabilities held for sale and related minority interest	$360	$397

Sale of Interest in Griffith Plant

In June 2006, a subsidiary of PPL Energy Supply, which is included in the Supply segment, sold its 50% ownership interest in the 600 MW Griffith power plant located in Kingman, Arizona, for $110 million in cash, adjusted by the $5 million settlement related to steam turbine indemnifications in December 2006.  Proceeds of the sale were used to fund a portion of PPL's capital expenditure requirements.  The book value of PPL's interest in the plant was $150 million on the sale date.

Following are the components of "Income (Loss) from Discontinued Operations" on the Statement of Income related to the sale of PPL's interest in the Griffith plant.

	June 30, 2006
	Three Months Ended	Six Months Ended

Operating revenues	$3	$5
Operating expenses	7	10
Operating loss before income taxes	(4)	(5)
Income tax benefit	2	2
Loss from operations	(2)	(3)
Loss on sale of interest (net of tax benefit of $16 million)	(24)	(24)
Acceleration of net unrealized gains on derivatives associated with the plant (net of tax expense of $4 million)	7	7
Loss from Discontinued Operations	$(19)	$(20)

See "Guarantees and Other Assurances" in Note 10 for more information on PPL Energy Supply's indemnifications related to the sale.

9.	Pension and Other Postretirement Benefits

(PPL and PPL Energy Supply)

Net periodic pension and other postretirement benefit costs were:
	Pension Benefits
	Three Months Ended June 30,				Six Months Ended June 30,
	Domestic		International		Domestic		International
	2007	2006	2007	2006	2007	2006	2007	2006
PPL
Service cost	$16	$16	$6	$5	$32	$31	$12	$10
Interest cost	33	30	42	35	66	62	84	69
Expected return on plan assets	(44)	(41)	(56)	(49)	(88)	(82)	(112)	(97)
Amortization of:
Transition obligation	(1)	(1)			(2)	(2)
Prior service cost	4	4	1	1	9	7	2	2
Actuarial loss	1	1	14	13	1	2	27	24
Net periodic pension costs prior to settlement charge	9	9	7	5	18	18	13	8
Settlement charge	3				3
Net periodic pension costs	$12	$9	$7	$5	$21	$18	$13	$8

PPL Energy Supply
Service cost	$1	$1	$5	$5	$2	$2	$11	$10
Interest cost	2	1	42	35	3	3	84	69
Expected return on plan assets	(2)	(1)	(56)	(49)	(4)	(4)	(112)	(97)
Amortization of:
Prior service cost			2	1			3	2
Actuarial loss			14	13			27	24
Net periodic pension costs	$1	$1	$7	$5	$1	$1	$13	$8

	Other Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
PPL
Service cost	$2	$2	$4	$4
Interest cost	7	7	15	14
Expected return on plan assets	(5)	(5)	(10)	(10)
Amortization of:
Transition obligation	2	2	4	4
Prior service cost	3	2	5	3
Actuarial loss	1	2	3	5
Net other postretirement benefits cost	$10	$10	$21	$20

10.	Commitments and Contingent Liabilities

Energy Purchases, Energy Sales and Other Commitments

Energy Purchase Commitments

(PPL and PPL Energy Supply)

PPL and PPL Energy Supply enter into long-term purchase contracts to supply the fuel requirements for generation facilities.  These contracts include commitments to purchase coal, emission allowances, natural gas, oil and nuclear fuel and extend for terms through 2019.  PPL and PPL Energy Supply also enter into long-term contracts for the storage and transportation of natural gas which extend through 2014 and 2032.  Additionally, PPL and PPL Energy Supply have entered into long-term contracts to purchase power that extend for terms through 2017, excluding long-term power purchase agreements for full output of two windfarms.  These windfarm contracts extend for terms through 2027.

In March 2007, PPL Montana entered into a long-term coal purchase and supply agreement, which commences in 2010, for Colstrip Units 1 and 2.  The contract is expected to extend through 2019.

(PPL and PPL Electric)

In July 2007, PPL Electric conducted the first of six competitive solicitations to purchase electricity generation supply in 2010, after its existing PLR contract expires, for customers who do not choose a competitive supplier.  Competitive bids were solicited for 850 MW of generation supply, or one-sixth of PPL Electric's expected supply requirements for these customers in 2010.  PPL EnergyPlus was one of the successful bidders for 671 MW, with unrelated parties providing the remaining solicited generation supply.  For this solicitation, the average generation supply price for 2010, including Pennsylvania gross receipts tax, is $96.30 per MWh for residential customers and $99.46 per MWh for small commercial and industrial customers.  See Note 11 for additional information on the existing PLR contracts and the 2010 Supply Master Agreement with PPL EnergyPlus.

Energy Sales Commitments

(PPL and PPL Energy Supply)

In connection with its marketing activities or associated with certain of its power plants, PPL Energy Supply enters into long-term power sales contracts that extend for terms through 2017.  All long-term contracts were executed at prices that approximated market, including estimated profit margins, at the time of execution.

In 2007, PPL Energy Supply has entered into full requirements and retail contracts with various counterparties.  These contracts commence in mid-2007, extending through 2012.

Under these contracts, if PPL Energy Supply's credit rating falls below investment grade or PPL Energy Supply's contract exposure exceeds the established credit limit for the contract, then the counterparty has the right to request collateral from PPL Energy Supply.  At June 30, 2007 and December 31, 2006, an insignificant amount of collateral was posted under these contracts.

(PPL Energy Supply)

See Note 11 for information on the power supply agreements under which PPL EnergyPlus has entered into full requirements contracts with PPL Electric energy and capacity to fulfill PPL Electric's PLR obligation through 2010.

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

In March 2006, the U.S. Bankruptcy Court approved agreements between Enron and PPL Energy Supply that settled the litigation between PPL Energy Supply and Enron regarding the validity and enforceability of the Enron Corporation Guarantees.  As a result of the Bankruptcy Court's approval of the settlement of the Enron Corporation Guarantees litigation and an assessment of current market price quotes for the purchase of Enron claims, PPL Energy Supply reduced the associated allowance for doubtful accounts in the first quarter of 2006 by $15 million, or $9 million after tax.

In July 2006, PPL executed an agreement to sell all of its Enron claims to an independent third party for $17 million and further reduced the associated allowance for doubtful accounts in the second quarter of 2006 by $4 million, or $2 million after tax.  PPL received the payment in July 2006.

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

Montana Hydroelectric Litigation  (PPL and PPL Energy Supply)

In November 2004, PPL Montana, Avista Corporation and PacifiCorp commenced an action for declaratory judgment in Montana First Judicial District Court seeking a determination that no lease payments or other compensation for their hydropower facilities' use and occupancy of streambeds in Montana can be collected by the State of Montana.  This request for declaratory judgment from the Montana state court was brought following the dismissal of the State of Montana's federal lawsuit seeking such payments or compensation in the U.S. District Court of Montana, Missoula Division, on jurisdictional grounds.  The State's federal lawsuit was founded on allegations that the bed of Montana's navigable rivers became state-owned property upon Montana's admission to statehood, and that the use of them for placement of dam structures, affiliated structures and reservoirs should, under an existing regulatory scheme, trigger lease payments for use of land underneath.  In July 2006, the Montana state court approved a stipulation by the State of Montana that it is not seeking any lease payments or other compensation from PPL Montana for the period prior to PPL Montana's acquisition of the hydropower facilities in December 1999.  The trial for this state court proceeding has been scheduled to commence in October 2007.  PPL and PPL Energy Supply cannot predict the outcome of this matter.

Regulatory Issues

California ISO and Western Markets  (PPL and PPL Energy Supply)

Through its subsidiaries, PPL made $18 million of sales to the California ISO during the period from October 2000 through June 2001, of which $17 million has not been paid to PPL subsidiaries.  Given the myriad of electricity supply problems presently faced by the California electric utilities and the California ISO, PPL cannot predict whether or when it will receive payment.  At June 30, 2007, PPL continues to be fully reserved for underrecoveries of payments for these sales.

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

PJM Capacity Litigation (PPL, PPL Energy Supply and PPL Electric)

In December 2002, PPL was served with a complaint against PPL, PPL EnergyPlus and PPL Electric filed in the U.S. District Court for the Eastern District of Pennsylvania by a group of 14 Pennsylvania boroughs that apparently alleged, among other things, violations of the federal antitrust laws in connection with the pricing of installed capacity in the PJM daily market during the first quarter of 2001 and certain breach of contract claims.  These boroughs were wholesale customers of PPL Electric.  In April 2006, the Court dismissed all of the federal antitrust claims and all of the breach of contract claims except for one breach of contract claim by one of the boroughs.  In May 2007, the Court withdrew its April 2006 decision as to one of the federal antitrust claims, but directed additional briefing on alternative grounds for dismissal of that claim.  PPL cannot predict the outcome of this proceeding.

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

In December 2006, PPL Electric and Exelon filed with the FERC, pursuant to the November 2006 order, a modified offer of settlement (Compliance Filing).  Under the Compliance Filing, PPL Electric would make a single payment through its monthly PJM bill of $38 million, plus interest through the date of payment, and PJM would include a single credit for this amount in PECO's monthly PJM bill.  Through December 31, 2006, the estimated interest on this payment was $4 million, for a total PPL Electric payment of $42 million.

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

In May 2006, the FERC issued an order rejecting the claims of the various parties in the proceeding regarding PPL's Western market-based rate filing and granting PPL Montana market-based rate authority in NorthWestern's control area.  In July 2007, the FERC denied two outstanding requests for rehearing of the FERC's order.  While PPL Montana continues to believe that it does not have market power in NorthWestern's control area and that it has no obligations to make additional sales of power to NorthWestern regardless of the outcome of this proceeding, it cannot predict the outcome of these proceedings.

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

In March 2007, the Illinois Attorney General filed a complaint at the FERC against all of the successful bidders in this auction process, including PPL EnergyPlus and fifteen other suppliers, alleging market manipulation and requesting that the FERC investigate such allegations, requesting refunds for sales at prices above just and reasonable rates and seeking revocation of the FERC market-based rate authority for certain of the suppliers.  PPL EnergyPlus is not identified in the complaint as a supplier which allegedly engaged in market manipulation or which should have its market-based rate authority revoked.

In June 2007, PPL EnergyPlus filed an answer requesting dismissal of the complaint.  In July 2007, the Illinois Attorney General asked the FERC to hold this proceeding in abeyance pending a possible settlement among the Illinois parties, stating that such a settlement, if finalized, would result in dismissal of its FERC complaint.

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

In September 2006, PPL and certain of the parties filed a written settlement with the FERC.  The settlement is unopposed and resolves all issues in the pending proceeding, including payments to PPL for the past period and going forward.  Under the terms of the settlement, PPL would receive a total of $44 million in settlement of amounts due under the RMR agreement for the period February 1, 2003 through May 31, 2006.  This amount (plus interest) would be paid to PPL in approximately equal monthly installments over a two-year period.  In addition, PPL would enter into a revised RMR Agreement effective as of June 1, 2006, under which it would be entitled to receive $2 million per month for its recovery of fixed costs while the agreement remains in effect.  PPL has deferred $20 million of payments related to the pending RMR settlement as of June 30, 2007.  In October 2006, the administrative law judge assigned to this matter certified the settlement to the FERC for its consideration as an uncontested settlement.

In March 2007, the FERC approved the settlement agreement, subject to the condition that the parties file revisions to provide that the FERC will be bound to the "just and reasonable" and not the "public interest" standard of review in its consideration of modifications to the agreement.  In compliance with the March 2007 order, PPL and the other settling parties submitted a compliance filing to the FERC in April 2007, revising the settlement offer and the RMR agreement to accept this condition.  PPL is awaiting the FERC's order on the compliance filing.

In June 2007, the RMR agreement terminated in accordance with the settlement to allow the four Wallingford RMR units to participate in ISO New England's locational forward reserve market.  The ISO New England locational forward reserve market provides revenues to peaking generation units that can quickly come on line from reserve status to meet reliability requirements.

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

In addition, Section 29/45K provides for the synthetic fuel tax credit to begin to phase out when the relevant annual reference price for crude oil, which is the domestic first purchase price (DFPP), falls within a designated range and to be eliminated when the DFPP exceeds the range.  The phase-out range is adjusted annually for inflation.  Currently, the DFPP is published by the IRS annually in April for the prior year and is calculated based on the annual average wellhead price per barrel for all unregulated domestic crude oil.  At December 31, 2006, PPL had estimated a phase-out of approximately 35% of the gross-tax credits in 2006.  Based on the final published DFPP reference price for 2006, the phase-out percentage for 2006 is now expected to be approximately 33%.  A final calculation of the related 2006 tax credits net of the revised phase-out will be made upon receipt of all relevant tax information.  PPL does not expect the actual net tax credits to be materially different than those estimated at December 31, 2006.

PPL currently estimates the phase-out range for 2007 to begin at about $57 per barrel (DFPP) and the tax credits to be totally eliminated at about $71 per barrel (DFPP).  PPL currently expects a phase-out of approximately 17% of the gross tax credits produced in 2007, based on its estimate of the DFPP reference price and the phase-out range applicable for 2007.  If the price of crude oil increases above current price levels in 2007, PPL's synthetic fuel tax credits for 2007 could be significantly reduced or eliminated.  PPL cannot predict or estimate with any certainty the final DFPP reference price for crude oil or the phase-out range for 2007.

The synthetic fuel produced at the Somerset and Tyrone facilities has resulted in an aggregate recognition of tax credits of an estimated $319 million for Somerset and $116 million for Tyrone as of June 30, 2007, including estimated amounts for the first half of 2007.  After considering the estimated 2007 phase-out of approximately 17%, PPL recognized $14 million and $28 million of tax credits for Somerset and $11 million and $23 million of tax credits for Tyrone for the three and six months ended June 30, 2007.

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

PPL also purchases synthetic fuel from unaffiliated third parties, at prices below the market price of coal, for use at its coal-fired power plants.  Fuel cost savings for the first half of 2007 were $11 million.  PPL estimates that, unless these third parties discontinue their synthetic fuel operations and sales to PPL due to the impact of projected DFPP oil prices or otherwise, its purchases from these parties will result in fuel cost savings for the remainder of 2007 of $14 million assuming full production throughout the year.

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
•
The FERC has appointed the North American Electric Reliability Council as the electric reliability organization to establish and enforce mandatory reliability standards (Reliability Standards) regarding the bulk power system, and the FERC will oversee this process and independently enforce the Reliability Standards, as further described below.

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

Upon implementation, the Reliability Standards will have the force and effect of law, and will apply to all users of the bulk power electricity system, including electric utility companies, generators and marketers.  The FERC has indicated that it intends to vigorously enforce the Reliability Standards using, among other means, civil penalty authority.  The first group of Reliability Standards approved by the FERC became effective in June 2007.  At this time, although PPL believes it is in compliance, PPL cannot predict the impact that the Reliability Standards will have on PPL, including its capital and operating expenditures, but such compliance costs could be significant.

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

Clean Air Interstate Rule

Citing its authority under the Clean Air Act, the EPA has developed new standards for ambient levels of ozone and fine particulates in the U.S.  These standards have been upheld following court challenges.  To facilitate attainment of these standards, the EPA has promulgated the Clean Air Interstate Rule (CAIR) for 28 midwestern and eastern states, including Pennsylvania, to reduce sulfur dioxide emissions by about 50% by 2010 and to extend the current seasonal program for reduction in emissions of nitrogen oxides to a year-round program starting in 2009.  The CAIR requires further reductions in the CAIR region, starting in 2015, in sulfur dioxide of 30% from 2010 levels, and nitrogen oxides during the ozone season of 17%, from 2009 levels.  The CAIR allows these reductions to be achieved through cap-and-trade programs.  Pennsylvania has not challenged the CAIR, but the rule has been challenged by several states and environmental groups as not being sufficiently strict, and by industry petitioners as being too strict.  In addition, several Canadian environmental groups have petitioned the EPA under the Clean Air Act to revise the CAIR to require deeper reductions in sulfur dioxide and mercury emissions, and the Ozone Transport Commission (OTC) (consisting of Pennsylvania and 11 other states and the District of Columbia) has passed a resolution calling for reductions in sulfur dioxide and nitrogen oxides that are more stringent than those under CAIR.  However, the OTC has not taken any further action in this regard.

In order to continue meeting existing sulfur dioxide reduction requirements of the Clean Air Act, including CAIR, PPL is installing scrubbers at its Montour and Brunner Island plants.  The scrubbers for both Montour units and Unit 3 at Brunner Island are expected to be in-service during 2008 and the scrubber for Units 1 and 2 at Brunner Island is expected to be in-service during 2009.  Based on expected levels of generation and projected emission allowance prices, PPL has determined that it is more economic to install these scrubbers than to purchase significant additional emission allowances to make up the emission allowance shortfalls that would otherwise occur.  In order to meet the year-round reductions in nitrogen oxides under CAIR, PPL's current plan is to operate the SCRs at Montour Units 1 and 2 year-round, optimize emission reductions from the existing combustion controls and purchase any needed emission allowances on the open market.  PPL's current installation plan for the scrubbers and other pollution control equipment (primarily aimed at sulfur dioxide, particulate, nitrogen oxides and mercury emissions reduction) through 2011 reflects a total cost of approximately $1.5 billion.  PPL expects a 30 MW reduction in net generation capability at each of the Brunner Island and Montour plants, due to the estimated increases in station service usage during the scrubber operation.

Mercury

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

Regional Haze and Visibility

In addition to the above rules, the Clean Air Visibility Rule was issued by the EPA on June 15, 2005, to address regional haze or regionally-impaired visibility caused by multiple sources over a wide area.  The rule defines Best Available Retrofit Technology (BART) requirements for electric generating units, including presumptive limits for sulfur dioxide and nitrogen oxides controls for large units.  In 2007, PPL must submit to the Pennsylvania DEP and to the EPA (Region 8) its analyses of the visibility impacts of sulfur dioxide, nitrogen oxides and particulate matter emissions from plants covered by the BART rule in each state.  In Pennsylvania, this would include Martins Creek Units 3 and 4, Brunner Island Units 2 and 3 and Montour Units 1 and 2.  In Montana, this would include Colstrip Units 1 and 2 and Corette.

The EPA has stated that the BART rule does not require states to make reductions in sulfur dioxide or nitrogen oxides beyond those required by CAIR, although states can establish more stringent rules.  The Pennsylvania DEP is not requiring further emission reductions in sulfur dioxide or nitrogen oxides.  However, PPL was required to conduct a BART analysis to address particulate matter emissions.  PPL has completed the BART analysis for the Pennsylvania plants and has submitted the analysis to the Pennsylvania DEP.  The analysis indicates that further reductions are not needed.  However, the Pennsylvania DEP has not yet acted on this report.  PPL cannot predict whether the Pennsylvania DEP will require any such additional reductions to address particulate matter emissions.  If the Pennsylvania DEP were to do so, the costs are not now determinable but could be significant.

In Montana, the EPA is administering the BART program.  PPL's analyses to date indicate that the costs of additional controls to meet the BART requirements at Colstrip and Corette should not be significant.  However, the analyses have yet to be submitted and reviewed by the EPA.  PPL anticipates submitting its analyses to the EPA in the third quarter of 2007.

In December 2003, PPL Montana, as operator of the Colstrip facility, received an Administrative Compliance Order (ACO) from the EPA pursuant to the Clean Air Act.  The ACO alleges that Units 3 and 4 of the facility have been in violation of the Clean Air Act permit at Colstrip since 1980.  The permit required Colstrip to submit for review and approval by the EPA an analysis and proposal for reducing emissions of nitrogen oxides to address visibility concerns upon the occurrence of certain triggering events.  The EPA asserted that regulations it promulgated in 1980 triggered this requirement.  PPL believes that the ACO is unfounded.  A settlement in this matter has been reached by PPL and the other Colstrip owners as well as the Northern Cheyenne Tribe and EPA and was entered by the U.S. District Court for the District of Montana.  The agreement calls for installation of low nitrogen oxides emissions equipment on Colstrip Units 3 and 4, payment of a non-material penalty and financing of an energy efficient project.  PPL Montana's cost of this settlement is anticipated to be approximately $4 million.

New Source Review

In 1999, the EPA initiated enforcement actions against several utilities, asserting that older, coal-fired power plants operated by those utilities have, over the years, been modified in ways that subjected them to more stringent "New Source" requirements under the Clean Air Act.  The EPA subsequently issued notices of violation and commenced enforcement activities against other utilities.

However, in the past several years, the EPA has shifted its position on New Source Review.  In 2003, the EPA issued changes to its regulations that clarified what projects are exempt from "New Source" requirements as routine maintenance and repair.  However, these regulations were stayed and subsequently struck down by the U.S. Court of Appeals for the District of Columbia Circuit.  Furthermore, in April 2007, the U.S. Supreme Court upheld the annual emissions test under which the EPA had found emissions increases at the plants included in its enforcement initiative.  PPL is therefore continuing to operate under the "New Source" regulations as they existed prior to the EPA's 2003 clarifications.

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

Opacity

The New Jersey DEP and some New Jersey residents raised environmental concerns with respect to the Martins Creek plant, particularly with respect to sulfur dioxide emissions and the opacity of the plant's plume.  These issues were raised in the context of an appeal by the New Jersey DEP of the Air Quality Plan Approval issued by the Pennsylvania DEP to PPL's Lower Mt. Bethel generating plant.  In October 2003, PPL finalized an agreement with the New Jersey DEP and the Pennsylvania DEP.  Under the agreement, PPL Martins Creek has reduced sulfur dioxide emissions from its Martins Creek power plant and will shut down the plant's two 150 MW coal-fired generating units in September 2007 and may repower them any time after shutting them down so long as it follows all applicable state and federal requirements.  Pursuant to the agreement, the New Jersey DEP withdrew its challenge to the Air Quality Plan Approval for the Lower Mt. Bethel facility.  The agreement will not result in material costs to PPL.  The agreement does not address the issues raised by the New Jersey DEP regarding the visible opacity of emissions from the oil-fired units at the Martins Creek plant.  Similar issues also are being raised by the Pennsylvania DEP.  PPL is continuing to negotiate the matter with the Pennsylvania DEP.  If it is determined that actions must be taken to address the visible opacity of these emissions, such actions could result in costs that are not now determinable, but could be significant.

Global Climate Change  (PPL, PPL Energy Supply and PPL Electric)

In addition to the requirements related to emissions of sulfur dioxide, nitrogen oxides and mercury noted above, there is a growing concern nationally and internationally about global climate change and the contribution of emissions of greenhouse gases, including most significantly, carbon dioxide.  This concern has led to increased interest in legislation at the federal level, actions at the state level, as well as litigation relating to greenhouse gas emissions, including a recent U.S. Supreme Court decision holding that the EPA has the authority to regulate carbon dioxide emissions from motor vehicles under the Clean Air Act.  Increased pressure for carbon dioxide emissions reduction also is coming from investor organizations and the international community.

On the legislative front, in June 2005, the U.S. Senate adopted a resolution declaring that mandatory reductions in greenhouse gases are needed.  Despite executive branch opposition to any mandatory requirements, several bills that would cap or tax greenhouse gases from electric utilities are being considered by Congress, and the concept of such regulation has received support from the majority leadership in both the U.S. Senate and U.S. House of Representatives.  PPL supports a national program and has publicly supported the key concepts of the "Low Carbon Economy Act of 2007" introduced in the Senate in July 2007.

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

Martins Creek Fly Ash Release

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

The Pennsylvania DEP filed a complaint in Commonwealth Court against PPL Martins Creek and PPL Generation, alleging violations of various state laws and regulations and seeking penalties and injunctive relief.  The Delaware Riverside Conservancy and several citizens have been granted the right, without objection from PPL, to intervene in the Pennsylvania DEP's action.  PPL and the Pennsylvania DEP have reached a tentative settlement for the alleged violations.  The Intervenors have objected to this settlement.  The proposed settlement requires PPL to pay $1.5 million in penalties and reimbursement of the DEP's costs, and requires PPL to submit a report on the completed studies of possible natural resource damages.  PPL has completed the studies in conjunction with a group of natural resource trustees, along with the Delaware River Basin Commission.  PPL expects the trustees and the Delaware River Basin Commission to seek to recover their costs and/or any damages they determine were caused by the leak.  PPL submitted the assessment report to the agencies in June 2007.  Studies to date do not show damages attributable to the leak.  However, the agencies may require additional studies.

In March 2006, several citizens (including some that have intervened in the Pennsylvania DEP's lawsuit) and two businesses filed a lawsuit in the Superior Court of New Jersey, Warren County, alleging that the fly ash leak caused damage to property along a 40-mile stretch of the Delaware River and asserting that the named plaintiffs are representative of a class of citizens and businesses along the 40-mile stretch of the Delaware River.  PPL exercised its right to move this lawsuit to federal court in New Jersey.  The plaintiffs have since sought voluntary dismissal of this action without prejudice.  This request was granted by the Court, subject to the condition that the plaintiffs may not refile any class action.

During 2005, PPL Energy Supply recognized a $48 million pre-tax charge ($31 million after tax) in connection with the then-expected on-site and off-site costs relating to the remediation.  Based on its ongoing assessment of the expected remediation costs, in the first quarter of 2006 PPL Energy Supply reduced the estimate in connection with the current expected costs of the leak by $3 million, of which $2 million relates to off-site costs and the remainder to on-site costs.  In the second quarter 2006, PPL Energy Supply further reduced the estimate of off-site costs by $8 million, primarily due to an insurance claims settlement.  These reductions were included in "Other operation and maintenance" on the Statement of Income.  At June 30, 2007, management's best estimate of the probable loss associated with the Martins Creek ash basin leak remains at $37 million, of which $31 million related to off-site costs, and the balance to on-site costs.  At June 30, 2007, the remaining contingency for this remediation was $9 million.  PPL and PPL Energy Supply cannot be certain of the outcome of the action initiated by the Pennsylvania DEP, the outcome of the natural resource damage assessment, the outcome of any lawsuit brought by the citizens and businesses and the exact nature of any other regulatory or other legal actions that may be initiated against PPL, PPL Energy Supply or their subsidiaries as a result of the disposal basin leak.

Basin Seepage - Pennsylvania

Seepages have been detected at active and retired wastewater basins at various PPL plants, including the Montour, Brunner Island and Martins Creek generating facilities.  PPL has completed an assessment of some of the seepages at the Montour and Brunner Island facilities and is working with the Pennsylvania DEP to implement abatement measures for those seepages.  PPL is continuing to conduct assessments of other seepages at the Montour and Brunner Island facilities as well as seepages at the Martins Creek facility to determine the appropriate abatement actions.  PPL plans to comprehensively address issues related to wastewater basins at all of its Pennsylvania plants, as part of the process to renew the residual waste permits for these basins that expire within the next two years.  PPL has an insignificant remaining contingency to assess and/or abate seepage from certain facilities and has $5 million in the 2007 capital budget to upgrade and/or replace certain waste water facilities in response to the seepage and other facility changes.  The potential cost to address other seepages or to replace existing wastewater basins at all of PPL's Pennsylvania plants is not now determinable, but could be significant.

Basin Seepage - Montana

In May 2003, approximately 50 plaintiffs brought an action now pending at the Montana Sixteenth Judicial District Court, Rosebud County, against PPL Montana and the other owners of the Colstrip plant alleging property damage from seepage from the freshwater and wastewater ponds at Colstrip.  In February 2007, six plaintiffs filed a separate lawsuit in the same court against the Colstrip plant owners asserting similar claims.  PPL Montana has undertaken certain groundwater investigation and remediation measures at the Colstrip plant to address groundwater contamination alleged by the plaintiffs as well as other groundwater contamination at the plant.  These measures include proceeding with extending city water to certain residents who live near the plant, some of whom are plaintiffs in the original litigation.  Beyond the original estimated reserve of $1 million recorded by PPL Montana in 2004 (of which only an insignificant amount remains at June 30, 2007) for a proposed settlement of the property damage claims raised in the original litigation, for extending city water and for a portion of the remedial investigation costs, PPL Montana may incur further costs based on its additional groundwater investigations and any related remedial measures, which costs are not now determinable, but could be significant.

Other Issues

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

The EPA finalized requirements in 2004 for new or modified cooling water intake structures.  These requirements affect where generating facilities are built, establish intake design standards, and could lead to requirements for cooling towers at new and modified power plants.  Another rule that was finalized in 2004 addresses existing structures.  Six northeastern states challenged the new rules for existing structures as being inadequate.  In January 2007, the U.S. Court of Appeals for the Second Circuit remanded to the EPA all of the main requirements of the rule for further analysis and rulemaking.  As a result of this court action, the EPA has withdrawn the rule.  Depending on what changes the EPA makes to the rule in accordance with this decision, and/or what actions the states may take on their own, the impacts of the actions could result in stricter standards for existing structures that could impose significant costs on PPL subsidiaries.

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

The settlement with the Pennsylvania DEP regarding the Brunner Island discharge has been incorporated into a new National Pollutant Discharge Elimination System permit for the plant.  PPL filed an appeal to the permit on issues other than the settlement and settlement has been achieved on these other issues.  The costs of this settlement are not material.

The Susquehanna River Basin Commission (SRBC) has alleged that PPL's Susquehanna plant should have obtained a water withdrawal permit when it upgraded its flow meters in 2001 and 2002.  The SRBC has also alleged that Brunner Island may have violated the SRBC's consumptive use regulations by using more water than it was allowed to under SRBC regulations.  PPL is negotiating both matters with the SRBC, but does not expect resulting penalties to be material.

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

As of June 30, 2007, PPL Electric and PPL Gas Utilities have 118 sites (97 well-plugging sites and 21 sites requiring remediation as discussed above) to address under the new combined COA, and currently no PPL Generation sites are included on the COA site list.  Additional sites formerly owned or operated by PPL Electric, PPL Generation or PPL Gas Utilities are added to the COA on a case-by-case basis.

At June 30, 2007, PPL Electric and PPL Gas Utilities had accrued $3 million and $10 million, respectively, representing the estimated amounts each will have to spend for site remediation, including those sites covered by the COA noted above.  Depending on the outcome of investigations at sites where investigations have not begun or have not been completed, the costs of remediation and other liabilities could be substantial.  PPL and its subsidiaries also could incur other non-remediation costs at sites included in the consent orders or other contaminated sites, the costs of which are not now determinable, but could be significant.

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

(PPL and PPL Energy Supply)

Under the Pennsylvania Clean Streams Law, subsidiaries of PPL Generation are obligated to remediate acid mine drainage at former mine sites and may be required to take additional measures to prevent potential acid mine drainage at previously capped refuse piles.  One PPL Generation subsidiary is pumping mine water at two mine sites, and treating water at one of these sites.  Another PPL Generation subsidiary has installed a passive wetlands treatment system at a third site.  At June 30, 2007, PPL Energy Supply had accrued a discounted liability of $31 million to cover the costs of pumping and treating groundwater at the two mine sites for 50 years and for operating and maintaining passive wetlands treatment at the third site.  PPL Energy Supply discounted this liability at a rate of 5.82%.  Expected undiscounted payments are estimated at $1 million for each of the years from 2007 through 2011, and the expected payments for the work after 2011 are $116 million.

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

Gas Seepage  (PPL)

PPL Gas Utilities owns and operates the Meeker gas storage field and has a partial ownership interest in the Tioga gas storage field, both located in north-central Pennsylvania.  There continues to be an issue with natural gas observed in several drinking water wells that the Pennsylvania DEP has been working to address.  The Pennsylvania DEP has raised concerns that potential leakage of natural gas from the Tioga gas storage field could be contributing to this issue.  To help determine the cause of the natural gas in the potable water wells, the Pennsylvania DEP enlisted the services of the U.S. Geological Survey Department.  The results of the U.S. Geological Survey study were published in mid-2007 and indicate that gas in the groundwater in the area, including in certain residential wells, may be due in part to gas stored in the storage fields.  PPL Gas Utilities is currently performing a technical review of the report and continues to work with the Pennsylvania DEP and the co-owner/operator of the Tioga field to resolve the issue.  The costs to resolve this issue are not now determinable, but could be significant.

Electric and Magnetic Fields  (PPL, PPL Energy Supply and PPL Electric)

Concerns have been expressed by some members of the public regarding potential health effects of power frequency EMFs, which are emitted by all devices carrying electricity, including electric transmission and distribution lines and substation equipment.  Government officials in the U.S. and the U.K. have reviewed this issue.  The U.S. National Institute of Environmental Health Sciences concluded in 2002 that, for most health outcomes, there is no evidence of EMFs causing adverse effects.  The agency further noted that there is some epidemiological evidence of an association with childhood leukemia, but that this evidence is difficult to interpret without supporting laboratory evidence.  The U.K. National Radiological Protection Board (now part of the U.K. Health Protection Agency) concluded in 2004 that, while the research on EMFs does not provide a basis to find that EMFs cause any illness, there is a basis to consider precautionary measures beyond existing exposure guidelines.  In April 2007, the Stakeholder Group on Extremely Low Frequency EMF, set up by the U.K. Government, issued its interim assessment which describes a number of options for reducing public exposure to EMFs.  This assessment is being considered by the U.K. Government.  PPL and its subsidiaries believe the current efforts to determine whether EMFs cause adverse health effects should continue and are taking steps to reduce EMFs, where practical, in the design of new transmission and distribution facilities.  PPL and its subsidiaries are unable to predict what effect, if any, the EMF issue might have on their operations and facilities either in the U.S. or abroad, and the associated cost, or what, if any, liabilities they might incur related to the EMF issue.

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

Latin America

In March 2007, PPL announced its intention to sell its regulated electricity delivery businesses in Latin America.  PPL believes its Latin American affiliates have taken and continue to take measures to comply with the applicable laws and governmental regulations for the protection of the environment.  There are no material legal or administrative proceedings pending against PPL's affiliates in Latin America with respect to environmental matters.

Other

Nuclear Insurance (PPL and PPL Energy Supply)

PPL Susquehanna is a member of certain insurance programs that provide coverage for property damage to members' nuclear generating stations.  Facilities at the Susquehanna station are insured against property damage losses up to $2.75 billion under these programs.  PPL Susquehanna is also a member of an insurance program that provides insurance coverage for the cost of replacement power during prolonged outages of nuclear units caused by certain specified conditions.  Under the property and replacement power insurance programs, PPL Susquehanna could be assessed retroactive premiums in the event of the insurers' adverse loss experience.  At June 30, 2007, this maximum assessment was about $38 million.

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

	Recorded Liability at		Exposure at
	June 30, 2007	December 31, 2006	June 30, 2007 (a)		Expiration Date
PPL Energy Supply (b)
WPD LLP guarantee of obligations under SIUK Capital Trust I preferred securities (c)
Letters of credit issued on behalf of affiliates			$8	(d)	2008
Support agreements to guarantee partnerships' obligations for the sale of coal			3		2007
Retroactive premiums under nuclear insurance programs			38
Nuclear claims under The Price-Anderson Act Amendments under The Energy Policy Act of 2005			201	(e)
Contingent purchase price payments to former owners of synfuel projects			6	(g)	2007
Indemnifications for entities in liquidation and sales of assets		$1	316	(h)	2008 to 2012
Assignment of Enron claims			7	(i)		(i)
WPD guarantee of pension and other obligations of unconsolidated entities	$4	4	33	(f)	2017
Tax indemnification related to unconsolidated WPD affiliates			10	(j)	2012

PPL Electric (b)
Guarantee of a portion of an unconsolidated entity's debt			7	(k)	2008

(a)	Represents the estimated maximum potential amount of future payments that could be required to be made under the guarantee.
(b)	Other than the exceptions noted in (d) below, all guarantees of PPL Energy Supply and PPL Electric also apply to PPL on a consolidated basis.
(c)	These securities were redeemed during February 2007 and, as a result, the guarantee no longer exists. See Note 7 for additional information on the redemption.
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

PPL Energy Supply has provided indemnification to the purchaser of the Sundance facility for losses arising out of any breach of the representations, warranties and covenants under the related transaction documents and for losses arising with respect to liabilities not specifically assumed by the purchaser, including certain pre-closing environmental and tort liabilities.  The indemnification other than for pre-closing environmental and tort liabilities are triggered only if the purchaser's losses reach $1 million in the aggregate, are capped at 50% of the purchase price (or $95 million), and either expired in May 2007 or will expire pursuant to applicable statutes of limitation.  The indemnification provision for unknown environmental and tort liabilities related to periods prior to PPL Energy Supply's ownership of the real property on which the facility is located are capped at $4 million in the aggregate and survive for a maximum period of five years after the transaction closing.

Certain of the indemnifications provided to the purchaser of the interest of PPL Southwest Generation Holdings, LLC in the Griffith plant are triggered only if the purchaser's losses reach $750,000 in the aggregate, are capped at 35% of the purchase price (or $41 million), and survive for a period of only 18 months after the June 30, 2006, transaction closing.  For the majority of the indemnification obligations, the purchaser's existing 50% ownership of the Griffith plant prior to closing is taken into account for purposes of determining and calculating the purchaser's losses.

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

PPL, PPL Energy Supply and PPL Electric and their subsidiaries provide other miscellaneous guarantees through contracts entered into in the normal course of business.  These guarantees are primarily in the form of various indemnifications or warranties related to services or equipment and vary in duration.  The obligated amounts of these guarantees often are not explicitly stated, and the overall maximum amount of the obligation under such guarantees cannot be reasonably estimated.  Historically, PPL, PPL Energy Supply and PPL Electric and their subsidiaries have not made any significant payments with respect to these types of guarantees.  As of June 30, 2007, the aggregate fair value of these indemnifications related to arrangements entered into subsequent to December 31, 2002, was insignificant.

11.	Related Party Transactions

Affiliate Trust (PPL and PPL Energy Supply)

At December 31, 2006, PPL's and PPL Energy Supply's Balance Sheets reflected $89 million of "Long-term debt with affiliate trust."  This debt represented obligations of WPD LLP under 8.23% Subordinated Debentures maturing in February 2027 that were held by SIUK Capital Trust I, a variable interest entity whose common securities were owned by WPD LLP but which was not consolidated by WPD LLP.  In February 2007, WPD LLP redeemed all of the 8.23% Subordinated Debentures that were held by SIUK Capital Trust I.  See Note 7 for further discussion of the redemption.  Interest expense on this obligation was $3 million for the three months ended June 30, 2006, and $2 million and $6 million for the six months ended June 30, 2007 and 2006.  The redemption resulted in a loss of $2 million being recorded during the first quarter of 2007.  This interest and loss are reflected in "Interest Expense" for PPL and "Interest Expense with Affiliates" for PPL Energy Supply on the Statement of Income.  See Note 22 in each Registrant's 2006 Form 10-K for additional information on the trust.

PLR Contracts (PPL Energy Supply and PPL Electric)

PPL Electric has entered into power sales agreements with PPL EnergyPlus, effective July 2000 and January 2002, in which PPL EnergyPlus will supply all of PPL Electric's PLR load through December 31, 2009.  Under these contracts, PPL EnergyPlus provides electricity at the predetermined capped prices that PPL Electric is authorized to charge its PLR customers.  For the three months ended June 30, 2007 and 2006, these purchases totaled $422 million and $395 million.  For the six months ended June 30, 2007 and 2006, these purchases totaled $903 million and $841 million.  These purchases include nuclear decommissioning recovery and amortization of an up-front contract payment and are included in the Statements of Income as "Energy purchases from affiliate" by PPL Electric, and as "Wholesale energy marketing to affiliate" by PPL Energy Supply.

Under one of the PLR contracts, PPL Electric is required to make performance assurance deposits with PPL EnergyPlus when the market price of electricity is less than the contract price by more than its contract collateral threshold.  Conversely, PPL EnergyPlus is required to make performance assurance deposits with PPL Electric when the market price of electricity is greater than the contract price by more than its contract collateral threshold.  PPL Electric estimated that, at June 30, 2007, the market price of electricity would exceed the contract price by $2.9 billion.  Accordingly, at June 30, 2007, PPL Energy Supply was required to provide PPL Electric with performance assurance of $300 million, the maximum amount required under the contract.  PPL Energy Supply's deposit with PPL Electric was $300 million at both June 30, 2007 and December 31, 2006.  This deposit is shown on the Balance Sheets as "Collateral on PLR energy supply to/from affiliate," a current asset of PPL Energy Supply and a current liability of PPL Electric.  PPL Electric pays interest equal to the one-month LIBOR plus 0.5% on this deposit, which is included in "Interest Expense with Affiliate" on the Statements of Income.  PPL Energy Supply records the receipt of the interest as affiliated interest income, which is included in "Other Income - net" on the Statements of Income.

In 2001, PPL Electric made a $90 million up-front payment to PPL EnergyPlus in connection with the PLR contracts.  The up-front payment is being amortized by both parties over the term of the PLR contracts.  The unamortized balance of this payment, and other payments under the contract, was $29 million at June 30, 2007 and $35 million at December 31, 2006.  These current and noncurrent balances are reported on the Balance Sheets as "Prepayment on PLR energy supply from affiliate" by PPL Electric and as "Deferred revenue on PLR energy supply to affiliate" by PPL Energy Supply.

Under Pennsylvania law and PUC regulations, PPL Electric is required to buy electricity generation supply for customers who do not choose a competitive supplier.  As previously announced, PPL Electric conducted the first of six competitive solicitations for generation supply in 2010, after its existing PLR contract expires.  Competitive bids were solicited for 850 MW of generation supply, or one-sixth of PPL Electric's expected supply requirements for these customers in 2010.  An independent company, NERA Economic Consulting, managed this competitive solicitation process.  NERA compiled the results, which were then presented to the PUC on July 24, 2007.  The PUC approved the results on July 26, 2007.  Additional bids will be sought later this fall and twice each in 2008 and 2009 to secure the remainder of supply needed to serve PPL Electric's customers in 2010.

PPL EnergyPlus was one of the successful bidders in this competitive solicitation process and has entered into an agreement with PPL Electric to supply up to 671 MW of total peak load in 2010, at an average price of $91.42 per MWh.

Under the standard Supply Master Agreement for the bid solicitation process, PPL Electric requires all suppliers to post collateral once credit exposures exceed defined credit limits.  In no instance is PPL Electric required to post collateral to suppliers under these supply contracts.  PPL EnergyPlus is required to post collateral with PPL Electric when the market price of electricity to be delivered by PPL EnergyPlus exceeds the contract price for the forecasted quantity of electricity to be delivered and this market price exposure exceeds a contractual credit limit.  Based on the current credit rating of PPL Energy Supply, as guarantor, this credit limit is $35 million.

NUG Purchases (PPL Energy Supply and PPL Electric)

PPL Electric has a reciprocal contract with PPL EnergyPlus to sell electricity purchased under contracts with NUGs.  PPL Electric purchases electricity from the NUGs at contractual rates and then sells the electricity at the same price to PPL EnergyPlus.  For the three months ended June 30, 2007 and 2006, these NUG purchases totaled $37 million and $39 million.  For the six months ended June 30, 2007 and 2006, these NUG purchases totaled $74 million and $78 million.  These amounts are included in the Statements of Income as "Wholesale electric to affiliate" by PPL Electric, and as "Energy purchases from affiliate" by PPL Energy Supply.

Allocations of Corporate Service Costs (PPL Energy Supply and PPL Electric)

PPL Services provides corporate functions such as financial, legal, human resources and information services.  PPL Services bills the respective PPL subsidiaries for the cost of such services when they can be specifically identified.  The cost of these services that is not directly charged to PPL subsidiaries is allocated to certain subsidiaries based on an average of the subsidiaries' relative invested capital, operation and maintenance expenses, and number of employees.  PPL Services allocated the following amounts, which PPL management believes are reasonable, to PPL Energy Supply and PPL Electric, including amounts applied to accounts that are further allocated between capital and expense.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

PPL Energy Supply	$55	$52	$114	$113
PPL Electric	30	28	62	60

Divestiture of Latin American Businesses (PPL and PPL Energy Supply)

See Note 8 for details about the July 2007 sale of PPL's Bolivian businesses to a group organized by their local management and employees of the companies.

Intercompany Borrowings

(PPL Energy Supply)

PPL Energy Supply had no notes receivable from affiliates at June 30, 2007 and December 31, 2006.  Interest earned on cash collateral and loans to affiliates, included in "Other Income - net" on the Statements of Income, was $7 million and $6 million for the three months ended June 30, 2007 and 2006, and $12 million and $11 million for the six months ended June 30, 2007 and 2006.

(PPL Electric)

In August 2004, a PPL Electric subsidiary issued a $300 million demand note to an affiliate.  There was a balance of $300 million outstanding at June 30, 2007 and December 31, 2006.  Interest is due quarterly at a rate equal to the 3-month LIBOR plus 1% in 2007 and 1.25% in 2006.  This note is shown on the Balance Sheets as "Note receivable from affiliate."  Interest earned on the note is included in "Other Income - net" on the Statements of Income, and was $4 million and $5 million for the three months ended June 30, 2007 and 2006.  For the six months June 30, 2007 and 2006, interest earned was $9 million and $10 million.

Intercompany Derivatives (PPL Energy Supply)

PPL Energy Supply entered into a combination of average rate forwards and average rate options with PPL to sell British pounds sterling.  These hedging instruments have terms identical to average rate forwards and average rate options entered into by PPL with third parties to protect expected income denominated in British pounds sterling.  At June 30, 2007, the total notional amount of these hedging instruments was £60.1 million (approximately $117 million) and the market value of these positions, representing the amount PPL Energy Supply would pay to PPL and PPL would pay to third parties upon their termination, was $3 million and is reflected in "Price risk management liabilities" on the Balance Sheet.  No similar hedging instruments were outstanding at December 31, 2006.  Gains and losses, both realized and unrealized, on these hedging instruments are included in "Other income - net" on the Statements of Income.  For the three and six months ended June 30, 2007, PPL Energy Supply recorded net losses of $2 million and $3 million.  "Other income - net" includes a net loss of $3 million related to similar average rate forwards and average rate options for both the three and six months ended June 30, 2006.
PPL Energy Supply entered into forward contracts with PPL to sell Chilean pesos.  These hedging instruments have terms identical to forward sales contracts entered into by PPL with third parties.  At June 30, 2007, the total notional amount of these contracts was 215 billion Chilean pesos (approximately $400 million).  Of these forward sales contracts, 161 billion Chilean pesos (approximately $300 million) are to hedge the net investment in Emel, while the remaining 54 billion Chilean pesos (approximately $100 million) are to hedge a portion of the proceeds from the anticipated sale of Emel.  The aggregate market value of these positions, representing the amount PPL Energy Supply would pay to PPL and PPL would pay to third parties upon their termination, was $8 million at June 30, 2007.  Of the $8 million, $6 million is reflected in accumulated other comprehensive loss and "Price risk management liabilities" on the Balance Sheet and $2 million is reflected in "Other income - net" on the Statement of Income for the three and six months ended June 30, 2007 and "Price risk management liabilities" on the Balance Sheet.

PPL Energy Supply also entered into forward contracts with PPL to sell British pounds sterling.  These hedging instruments have terms identical to forward sales contracts entered into by PPL with third parties.  At June 30, 2007, the total notional amount of these contracts was £22.5 million (approximately $45 million).  These forward sales contracts are to partially hedge the net investment in WPD.  The market value of these positions, representing the amount PPL Energy Supply would pay to PPL and PPL would pay third parties upon their termination was insignificant and is reflected in accumulated other comprehensive loss and "Price risk management liabilities" on the Balance Sheet.

Trademark Royalties (PPL Energy Supply)

A PPL subsidiary owns PPL trademarks and bills certain affiliates for their use.  PPL Energy Supply was allocated $9 million of this license fee for the three months ended June 30, 2007 and 2006, and $18 million for the six months ended June 30, 2007 and 2006.  These allocations of the license fee are primarily included in "Other operation and maintenance" on the Statements of Income.

12.	Other Income - net

(PPL, PPL Energy Supply and PPL Electric)

The breakdown of "Other Income - net" was:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
PPL
Other Income
Hyder liquidation distribution (Note 8)	$2	$24	$6	$24
Interest income	15	7	27	13
Earnings on nuclear decommissioning trust	5	2	7	5
Gain on sale of investment in an unconsolidated affiliate (Note 8)		(1)		3
Equity earnings	1	1	2	2
Gain on sale of real estate	1		6
Gain on transfer of international equity investment (Note 8)			5
Miscellaneous - International	3		3	2
Miscellaneous - Domestic		2	3	6
Total	27	35	59	55

Other Deductions
Impairment of investment in U.K. real estate (Note 8)				8
Hedging activity	3	3	4	3
Charitable contributions		1	2	2
Taxes, other than income	1	1	1	1
Miscellaneous - International			1
Miscellaneous - Domestic	1		3	3
Other Income - net	$22	$30	$48	$38

PPL Energy Supply
Other Income
Hyder liquidation distribution (Note 8)	$2	$24	$6	$24
Affiliated interest income (Note 11)	7	6	12	11
Interest income	12	3	20	5
Earnings on nuclear decommissioning trust	5	2	7	5
Gain on sale of investment in an unconsolidated affiliate (Note 8)		(1)		3
Equity earnings	1	1	2	2
Gain on sale of real estate			1
Gain on transfer of international equity investment (Note 8)			5
Miscellaneous - International	3		3	2
Miscellaneous - Domestic		2	2	4
Total	30	37	58	56

Other Deductions
Impairment of investment in U.K. real estate (Note 8)				8
Hedging activity	3	3	4	3
Taxes, other than income	1	1	1	1
Miscellaneous - International			1
Miscellaneous - Domestic	2		4	3
Other Income - net	$24	$33	$48	$41

PPL Electric
Other Income
Affiliated interest income (Note 11)	$4	$5	$9	$10
Interest income	2	2	5	5
Gain on real estate			4
Miscellaneous	1		1	1
Total	7	7	19	16
Other Deductions
Other Income - net	$7	$7	$19	$16

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

PPL and PPL Energy Supply did not recognize significant gains or losses resulting from hedges of firm commitments that no longer qualified as fair value hedges for the three and six months ended June 30, 2007 and 2006.  PPL and PPL Energy Supply also did not recognize any gains or losses resulting from the ineffective portion of fair value hedges in these periods.

Cash Flow Hedges

PPL and PPL Energy Supply enter into financial and physical contracts, including forwards, futures, swaps and options, to hedge the price risk associated with electric, gas, oil and other commodities.  These contracts range in maturity through 2017.  Additionally, PPL and PPL Energy Supply enter into financial interest rate swap contracts to hedge floating interest rate risk associated with both existing and anticipated debt issuances.  These interest rate swap contracts range in maturity through 2018.  PPL and PPL Energy Supply also enter into foreign currency contracts to hedge the cash flows associated with foreign currency-denominated debt, the exchange rates associated with firm commitments denominated in foreign currencies and the net investment of foreign operations.  These contracts range in maturity through 2028.

Net investment hedge activity is reported in the foreign currency translation adjustments component of other comprehensive (loss) income.  PPL's cumulative net investment hedges have resulted in after tax losses of $10 million as of June 30, 2007, and $6 million as of December 31, 2006.  During the three and six months ended June 30, 2007, PPL and PPL Energy Supply recognized net investment hedge losses of $5 million and $4 million in other comprehensive (loss) income.  During the three and six months ended June 30, 2006, PPL and PPL Energy Supply recognized insignificant amounts in other comprehensive (loss) income related to net investment hedge activity.

Cash flow hedges are discontinued if it is no longer probable that the original forecasted transaction will occur by the end of the originally specified time period.  During the three and six months ended June 30, 2007, an insignificant amount was reclassified from accumulated other comprehensive loss.  Other than transactions associated with the sale of the Griffith plant, PPL and PPL Energy Supply discontinued an insignificant amount of hedges because it was probable that the anticipated forecasted transaction would not occur for the three and six months ended June 30, 2006.

For the three and six months ended June 30, 2007, hedge ineffectiveness associated with energy derivatives was, after tax, a loss of $2 million and a loss of $5 million.  For the three and six months ended June 30, 2006, hedge ineffectiveness associated with energy derivatives was, after tax, an insignificant amount and a gain of $2 million.

Ineffectiveness associated with interest rate and foreign currency derivatives was insignificant for the three and six months ended June 30, 2007 and 2006.

At June 30, 2007, the deferred net loss, after tax, on derivative instruments included in accumulated other comprehensive loss that is expected to be reclassified into earnings during the next twelve months is $54 million for PPL and $51 million for PPL Energy Supply.  Amounts are reclassified as the energy contracts go to delivery and as interest payments are made.

This table shows the accumulated net unrealized losses on qualifying derivatives (excluding net investment hedges), after tax, which are included in accumulated other comprehensive loss.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
PPL
Beginning of period	$(19)	$(144)	$(51)	$(246)
Net change associated with current period hedging activities and other	(119)	(32)	(92)	46
Net change from reclassification into earnings (a)	1	56	6	80
End of period	$(137)	$(120)	$(137)	$(120)

PPL Energy Supply
Beginning of period	$(19)	$(143)	$(52)	$(237)
Net change associated with current period hedging activities and other	(124)	(40)	(95)	31
Net change from reclassification into earnings (a)		54	4	77
End of period	$(143)	$(129)	$(143)	$(129)

(a)
The three and six months ended June 30, 2006, include $7 million after tax for the acceleration of unrealized gains associated with the Griffith plant that have been recorded as a component of "Income (Loss) from Discontinued Operations," on the Statements of Income.

Normal Purchase/Normal Sale Exception

PPL's and PPL Energy Supply's "normal" portfolio includes derivative contracts for full requirements energy, emission allowances, gas and capacity; these contracts range in maturity through 2026.  Due to the "normal" election permitted by SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and interpreted, these contracts receive accrual accounting.  The net fair value of these contracts that would have been recorded on the Balance Sheets, had they not received accrual accounting treatment, was:

	(Losses) Gains
	June 30, 2007	December 31, 2006

PPL	$(76)	$146
PPL Energy Supply	(73)	154

Economic Hedging Activity

PPL and PPL Energy Supply have entered into energy derivative transactions that economically hedge a specific risk, but do not qualify for hedge accounting under SFAS 133.  The unrealized gains and losses on these transactions are considered non-trading activities and are reflected on the Statements of Income in "Wholesale energy marketing" or "Energy-related businesses" revenues, or "Fuel" or "Energy purchases" expenses.  For the three and six months ended June 30, 2007, the net gain reflected in earnings from these transactions, including the amortization of premiums on options, was $19 million and $81 million.

The net gain was significantly impacted by PJM's implementation of its Reliability Pricing Model (RPM) that developed a long-term pricing signal for capacity resources and load serving entities obligations, effective April 1, 2007.  Prior to the RPM, PPL recorded valuation reserves for capacity contracts due to the lack of liquidity and reliable, observable prices in the marketplace.  With the implementation of the RPM and the completion of PJM capacity auctions, forward capacity prices became sufficiently observable and PPL reversed reserves of $21 million during both the three and six months ended June 30, 2007.

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

At June 30, 2007, both PPL and PPL Energy Supply had a credit exposure of $585 million to energy trading partners, excluding the effects of netting arrangements. No individual counterparty accounted for more than 26% of the exposure.  Ten counterparties accounted for $404 million, or 69%, of the total exposure.  Seven of these counterparties had an investment grade credit rating from S&P and accounted for 51% of the top ten exposures.  Of the three counterparties that were not rated investment grade, one had posted collateral in the form of a letter of credit to cover its exposure and the other two were current on their obligations as per the terms and conditions of the respective contracts.  As a result of netting arrangements and forward market prices, PPL's and PPL Energy Supply's credit exposure was reduced to zero.

(PPL Electric)

PPL Electric has credit exposure to PPL Energy Supply under the long-term contract for PPL EnergyPlus to supply PPL Electric's PLR load, as described in Note 11.  This is the only credit exposure for PPL Electric that has a mark-to-market element.  No other counterparty accounts for more than 1% of PPL Electric's total credit exposure.

14.	Restricted Cash

(PPL, PPL Energy Supply and PPL Electric)

The following table details the components of restricted cash by reporting entity and by type.

	June 30, 2007
	PPL	PPL Energy Supply	PPL Electric
Current:
Collateral for letters of credit (a)	$41		$41
Deposits for trading purposes with NYMEX broker	86	$86
Counterparty collateral	39	39
Client deposits	7
Miscellaneous	2	1	1
Restricted cash - current	175	126	42

Noncurrent:
Required deposits of WPD (b)	20	20
PPL Transition Bond Company Indenture reserves (c)	32		32
Restricted cash - noncurrent	52	20	32
Total restricted cash	$227	$146	$74

	December 31, 2006
	PPL	PPL Energy Supply	PPL Electric
Current:
Collateral for letters of credit (a)	$42		$42
Deposits for trading purposes with NYMEX broker	42	$42
Counterparty collateral	6	6
Client deposits	9
Miscellaneous	3	3	1
Restricted cash - current	102	51	43

Noncurrent:
Required deposits of WPD (b)	20	20
PPL Transition Bond Company Indenture reserves (c)	33		33
Restricted cash - noncurrent	53	20	33
Total restricted cash	$155	$71	$76

(a)
A deposit with a financial institution of funds from the asset-backed commercial paper program to fully collateralize letters of credit.  See Note 7 for further discussion on the asset-backed commercial paper program.

(b)	Includes insurance reserves of $19 million at both June 30, 2007 and December 31, 2006.
(c)	Credit enhancement for PPL Transition Bond Company's $2.4 billion Series 1999-1 Bonds to protect against losses or delays in scheduled payments.

15.	Goodwill

(PPL and PPL Energy Supply)

The changes in the carrying amounts of goodwill by segment were:

	PPL Energy Supply				PPL
	Supply	International Delivery	Total	Pennsylvania Delivery	Total

Balance at December 31, 2006	$94	$1,005	$1,099	$55	$1,154
Effect of foreign currency exchange rates		1	1		1
Reclassification (a)		(144)	(144)		(144)
Other		1	1		1
Balance at June 30, 2007	$94	$863	$957	$55	$1,012

(a)
This amount relates to Latin American businesses and has been transferred to "Assets held for sale" on the Balance Sheet as a result of the anticipated sale of these businesses, of which $9 million relates to the El Salvadoran business sold in May 2007.  See Note 8 for additional information.

16.	Asset Retirement Obligations

(PPL and PPL Energy Supply)

The change in the carrying amounts of the AROs was:

AROs at December 31, 2006	$336
Obligations incurred	5
Accretion expense	13
Obligations settled	(3)
AROs at June 30, 2007	$351

Changes in ARO costs and settlement dates, which affect the carrying value of various AROs, are reviewed periodically to ensure that any material changes are incorporated into the latest estimates of the obligation.

Funds in the nuclear decommissioning trust are legally restricted for purposes of settling PPL's and PPL Energy Supply's ARO related to the decommissioning of the Susquehanna station.  PPL Electric collects authorized nuclear decommissioning costs through the CTC.  These revenues are passed on to PPL EnergyPlus under the power supply agreements between PPL Electric and PPL EnergyPlus.  Similarly, these revenues are passed on to PPL Susquehanna under a power supply agreement between PPL EnergyPlus and PPL Susquehanna.  These revenues, less applicable taxes, are used to fund the nuclear plant decommissioning trust funds and can only be used for future decommissioning costs.  The aggregate fair value of the nuclear plant decommissioning trust funds was $543 million as of June 30, 2007, and $510 million as of December 31, 2006.

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

SFAS 159

In February 2007, the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115."  SFAS 159 provides entities with an option to measure, upon adoption of this pronouncement and at specified election dates, certain financial assets and liabilities at fair value, including available-for-sale and held-to-maturity securities, as well as other eligible items.  The fair value option (i) may be applied on an instrument-by-instrument basis, with a few exceptions,
(ii) is irrevocable (unless a new election date occurs), and (iii) is applied to an entire instrument and not to only specified risks, cash flows, or portions of that instrument.  An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.

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

PPL CORPORATION AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

PPL is an energy and utility holding company with headquarters in Allentown, PA.  In PPL's 2006 Form 10-K, descriptions of its domestic and international businesses are found in "Item 1. Business - Background."  Through its subsidiaries, PPL is primarily engaged in the generation and marketing of electricity in two key markets - the northeastern and western U.S. - and in the delivery of electricity in Pennsylvania, the U.K. and Latin America.  In March 2007, PPL announced its intention to sell its regulated electricity delivery businesses in Latin America.  See Note 8 to the Financial Statements for information on the status of planned sales.  PPL's reportable segments are Supply, International Delivery and Pennsylvania Delivery.  See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" in PPL's 2006 Form 10-K and Form 8-K dated June 21, 2007, for an overview of PPL's strategy and the risks and the challenges that it faces in its business.  See "Forward-Looking Information," Note 10 to the Financial Statements and the rest of this Item 2 in this Form 10-Q and "Item 1A. Risk Factors" and the rest of Item 7 in PPL's 2006 Form 10-K for more information concerning the material risks and uncertainties that PPL faces in its businesses and with respect to its future earnings.

The following information should be read in conjunction with PPL's Condensed Consolidated Financial Statements and the accompanying Notes, PPL's 2006 Form 10-K and a related  Form 8-K dated June 21, 2007.

Terms and abbreviations are explained in the glossary.  Dollars are in millions, except per share data, unless otherwise noted.

Results of Operations

The following discussion begins with a summary of PPL's earnings.  "Results of Operations" continues with a review of results by reportable segment and a description of key factors by segment that management expects may impact future earnings.  This section ends with explanations of significant changes in principal items on PPL's Statements of Income, comparing the three and six months ended June 30, 2007, with the same periods in 2006.

Earnings

Net income and the related EPS were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Net income	$345	$181	$548	$461
EPS - basic	$0.89	$0.48	$1.42	$1.21
EPS - diluted	$0.88	$0.47	$1.41	$1.19

The changes in net income from period to period were, in part, attributable to several special items that management considers significant.  Details of these special items are provided within the review of each segment's results.

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

Segment Results

Net income by segment was:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Supply	$132	$74	$249	$217
International Delivery	183	79	211	160
Pennsylvania Delivery	30	28	88	84
Total	$345	$181	$548	$461

Supply Segment

The Supply segment primarily consists of the domestic energy marketing, domestic generation and domestic development operations of PPL Energy Supply.

The Supply segment results in 2006 reflect the reclassification of PPL's interest in the Griffith plant's operating revenues and expenses from certain income statement line items to "Income (Loss) from Discontinued Operations."  See Note 8 to the Financial Statements for further discussion.

Supply segment net income was:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Energy revenues
External	$407	$405	$685	$775
Intersegment	422	395	903	841
Energy-related businesses	175	144	350	302
Total operating revenues	1,004	944	1,938	1,918
Fuel and energy purchases
External	343	366	644	704
Intersegment	38	39	75	80
Other operation and maintenance	178	177	353	341
Depreciation	41	39	82	76
Taxes, other than income	9	10	18	19
Energy-related businesses	197	136	394	290
Total operating expenses	806	767	1,566	1,510
Other Income - net	9	2	12	2
Interest Expense	40	30	75	57
Income Taxes	35	55	59	115
Minority Interest		1	1	1
Loss from Discontinued Operations		(19)		(20)
Net Income	$132	$74	$249	$217

The after-tax changes in net income between these periods were due to the following factors, including discontinued operations.

	June 30, 2007 vs. June 30, 2006
	Three Months Ended	Six Months Ended

Eastern U.S. non-trading margins	$23	$20
Western U.S. non-trading margins		(4)
Net energy trading margins	2	1
Other operation and maintenance expenses	(6)	(7)
Depreciation	(1)	(3)
Earnings from synfuel projects	2	13
Financing costs	(4)	(7)
Other	4	7
Special items	38	12
	$58	$32

•	See "Domestic Gross Energy Margins" for an explanation of non-trading margins by geographic region and for an explanation of net energy trading margins.

•
The improved earnings contribution from synfuel projects for both periods was primarily the result of lower assumed phase-out of synthetic fuel tax credits.  These favorable tax credits were partially offset by greater unrealized gains in 2006 versus 2007 on options purchased to hedge a portion of the risk associated with the phase-out of synthetic fuel tax credits in 2007.

•	Other operation and maintenance expenses were higher for both periods primarily due to increased outage costs at the Eastern U.S. fossil/hydro stations and the Susquehanna nuclear station.

•	Financing costs were higher for both periods primarily due to higher interest expense on long-term debt.

The following after-tax amounts, which management considers special items, also had a significant impact on the Supply segment earnings.  See the indicated Notes to the Financial Statements for additional information.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Mark-to-market adjustments from certain economic, non-trading hedges	$16	$(8)	$26	$(1)
Loss related to sale of interest in the Griffith plant (Note 8)		(17)		(17)
Off-site remediation of ash basin leak (Note 10)		5		6
Impairment of telecommunication assets (Note 8)	(2)		(20)
PJM billing dispute (Note 10)			(1)
Impairment of synfuel-related assets (Note 10)		(6)		(6)
Reduction in Enron reserve (Note 10)		2		11
Total	$14	$(24)	$5	$(7)

Outlook

PPL projects significantly higher earnings in its Supply business segment in 2007 compared with 2006, excluding the impact of special items.  Based on current forward energy prices and hedges already in place, PPL is projecting higher energy margins for the balance of 2007, driven primarily by the replacement of expiring supply obligations with higher-margin wholesale energy contracts in Montana and the Mid-Atlantic region.

While PPL expects improved baseload power plant performance for the remainder of 2007, this performance will be offset by the retirement in September of two coal-fired units in Pennsylvania and by planned outages, including the Susquehanna Unit 1 outage, which is expected to resolve the control rod friction issues that have affected plant operations over the past several years.  PPL believes these planned outages will improve the overall long-term reliability of its generation fleet.  PPL also expects a modest increase in fuel-related expenses and increased operation and maintenance expenses.

In July 2007, PPL EnergyPlus was one of the successful bidders in a competitive solicitation process for PPL Electric's generation supply in 2010 for retail customers who do not choose an alternative competitive supplier.  The PUC approved the results of PPL Electric's first of six competitive solicitations, which includes a contract executed between PPL Electric and PPL EnergyPlus to supply up to 671 MW of total peak load in 2010, at an average price of $91.42 per MWh.

International Delivery Segment

The International Delivery segment includes operations of the international energy businesses of PPL Global that are primarily focused on the distribution of electricity.  Substantially all of PPL Global's remaining international businesses are located in the U.K. and Chile.  In May and July 2007, PPL Global sold its El Salvadoran and Bolivian businesses.  The sale of the Chilean business is expected to be completed by the end of 2007.

The International Delivery segment results in 2007 and 2006 reflect the reclassification of Latin American revenues and expenses to "Income (Loss) From Discontinued Operations."  See Note 8 to the Financial Statements for further discussion.

International Delivery segment net income was:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Utility revenues	$218	$185	$434	$388
Energy-related businesses	9	10	19	20
Total operating revenues	227	195	453	408
Other operation and maintenance	69	42	125	87
Depreciation	35	34	78	69
Taxes, other than income	16	15	32	26
Energy-related businesses	4	4	9	8
Total operating expenses	124	95	244	190
Other Income - net	6	21	17	20
Interest Expense	45	43	94	86
Income Taxes	(18)	9	(3)	12
Income from Discontinued Operations	101	10	76	20
Net Income	$183	$79	$211	$160

The after-tax changes in net income between these periods were due to the following factors, including discontinued operations.

	June 30, 2007 vs. June 30, 2006
	Three Months Ended	Six Months Ended
U.K.:
Delivery margins	$1	$(6)
Depreciation	2	(1)
Other operating expenses	(6)	(9)
Interest expense		(3)
Income taxes	(1)	(21)
Impact of changes in foreign currency exchange rates	6	13
Hyder liquidation distributions (Note 8)	(22)	(18)
Gain on transfer of equity investment (Note 8)		5
Impairment of investment in U.K. real estate (Note 8)		6
Other	1	(1)
Latin American results of operations excluding special items (Note 8)	9	15
Change in tax reserves (Note 5)	31	31
Other		(2)
Special items	83	42
	$104	$51

•	The U.K.'s earnings were negatively impacted for the six months ended June 30, 2007, by lower delivery margins, primarily due to a 6% decrease in sales volumes as a result of milder weather in 2007.

•
Higher U.K. income taxes for the six months ended June 30, 2007, were due to the transfer of WPD tax items in the first quarter of 2006.  See Note 5 to the Financial Statements for additional information.

•	Changes in foreign exchange rates increased WPD's portion of revenue and expense line items by 11% in both the three and six months ended June 30, 2007, compared with the same periods in 2006.

The following after-tax amounts, which management considers special items, also had a significant impact on the International Delivery segment earnings.  See the indicated Notes to the Financial Statements for additional information.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Divestiture of Latin American businesses (Note 8)	$83		$43
Reduction in Enron reserve				$1
Total	$83		$43	$1

Outlook

PPL projects the earnings from its International Delivery business segment to be consistent in 2007 compared with 2006, excluding the impact in 2007 of the U.K. statutory income tax rate reduction noted below and other special items.  A U.S. income tax benefit is expected to be offset by increased operating expenses and higher income taxes in the U.K. in 2007, due to the favorable resolution of several tax-related items in 2006.  In addition, gains from the sale or liquidation of U.K. non-electricity delivery businesses are not expected to continue at the same level in 2007 as occurred in 2006.

In July 2007, the U.K.'s Finance Act 2007, which includes amendments to existing tax law, was enacted.  The most significant change to the tax law was a reduction in the U.K.'s statutory income tax rate.  Effective April 1, 2008, the statutory income tax rate will be reduced from 30% to 28%.  As a result, PPL anticipates recognizing a one-time deferred tax benefit during the third quarter of 2007 in the range of $50 to $60 million.

Pennsylvania Delivery Segment

The Pennsylvania Delivery segment includes the regulated electric and gas delivery operations of PPL Electric and PPL Gas Utilities.

Pennsylvania Delivery segment net income was:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Operating revenues
External	$804	$760	$1,763	$1,669
Intersegment	38	39	75	80
Total operating revenues	842	799	1,838	1,749
Fuel and energy purchases
External	77	77	195	203
Intersegment	422	395	903	841
Other operation and maintenance	112	107	217	209
Amortization of recoverable transition costs	70	63	151	135
Depreciation	36	31	70	61
Taxes, other than income	46	44	100	94
Total operating expenses	763	717	1,636	1,543
Other Income - net	7	7	19	16
Interest Expense	36	41	73	85
Income Taxes	16	16	51	48
Dividends on Preferred Securities	4	4	9	5
Net Income	$30	$28	$88	$84

The after-tax changes in net income between these periods were due to the following factors.

	June 30, 2007 vs. June 30, 2006
	Three Months Ended	Six Months Ended

Delivery revenues (net of CTC/ITC amortization, interest expense on transition bonds and ancillary charges)	$5	$10
Gas margins	2	4
Other operation and maintenance expenses	(3)	(5)
Depreciation	(2)	(5)
	$2	$4

•
Higher delivery revenues were primarily due to 6% and 5% increases in sales volume for the three and six months ended June 30, 2007, due in part to the impact of favorable weather in 2007 on residential and commercial sales and normal load growth.

•	Other operation and maintenance expenses were higher for the six month period primarily due to higher environmental remediation and advertising expenses.

•	Depreciation expenses were higher for both periods primarily due to the purchase in September 2006 of equipment previously leased.

Outlook

PPL expects the Pennsylvania Delivery segment to have modest earnings growth in 2007 compared with 2006, excluding special items, with load growth being offset by increased operation and maintenance expenses.

In March 2007, PPL Electric filed a request with the PUC to increase distribution rates by approximately $84 million (subsequently amended to $77 million).  The PUC's review of the distribution rate request is expected to take about nine months.  The proposed distribution rate increase, as amended, would result in a 2.4% increase over PPL Electric's present rates and would be effective January 1, 2008.  PPL Electric cannot predict the outcome of this proceeding.

In May 2007, the PUC approved PPL Electric's plan to procure default electricity supply in 2010 for retail customers who do not choose an alternative competitive supplier after PPL Electric's PLR contract with PPL EnergyPlus expires.  Under the plan, PPL Electric will issue a series of competitive bids for such supply in 2007, 2008 and 2009.  The price customers pay in 2010 will result from a blend of contracts from these competitive bids.  Based on the PUC-approved bid solicitation schedule, PPL Electric issued the first series of competitive bids for 850 MW of electricity supply in May 2007; received the competitive bid proposals by July 23, 2007; and obtained PUC approval of the winning proposals on July 26, 2007.  The average generation supply price, including Pennsylvania gross receipts tax, from this first of six competitive solicitations for residential customers is $96.30 per MWh and for small commercial and industrial customers is $99.46 per MWh.  If the prices paid in this supply purchase were to be the same for the remaining five purchases, the average residential customer's monthly bill in 2010 would increase by approximately 28% over 2009 levels, while small commercial and industrial bills would increase between 18% to 37%.  (The estimated increases exclude any potential rate increases from the current rate proceeding.)

In May 2007, the PUC also approved final regulations regarding the obligation of Pennsylvania electric utilities to provide default electricity supply in 2011 and beyond.  The new regulations provide that default service providers will acquire electricity supply at prevailing market prices pursuant to procurement and implementation plans approved by the PUC.  The regulations also address the utilities' recovery of market supply costs.  The final regulations will become effective after review by several other state agencies and official publication in Pennsylvania.

In late July 2007, PPL completed a review of strategic options for its natural gas distribution and propane businesses and announced its intention to sell these businesses.  PPL is currently analyzing the accounting impact of its decision to sell these businesses and has not yet determined whether any impairment charge would be required in the third quarter of 2007 related to this decision.  See Note 8 to the Financial Statements for additional information.

Statement of Income Analysis --

Domestic Gross Energy Margins

The following table provides pre-tax changes in the income statement line items that comprise domestic gross energy margins.

	June 30, 2007 vs. June 30, 2006
	Three Months Ended	Six Months Ended

Utility	$75	$138
Unregulated retail electric and gas	3
Wholesale energy marketing	(4)	(90)
Net energy trading margins	5	2
Other revenue adjustments (a)	(22)	(36)
Total revenues	57	14
Fuel	18	76
Energy purchases	(41)	(144)
Other cost adjustments (a)	8	19
Total cost of sales	(15)	(49)
Domestic gross energy margins	$72	$63

(a)
Adjusted to exclude the impact of any revenues and costs not associated with domestic gross energy margins, consistent with the way management reviews domestic gross energy margins internally.  These exclusions include revenues and energy costs related to the international operations of PPL Global, and the domestic delivery operations of PPL Electric and PPL Gas Utilities.  Also adjusted to include the margins of the Griffith plant prior to its sale in June 2006, which are included in "Income (Loss) from Discontinued Operations," and gains or losses on sales of emission allowances, which are included in "Other operation and maintenance" expenses on the Statements of Income.

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

	June 30, 2007 vs. June 30, 2006
	Three Months Ended	Six Months Ended
Non-trading
Eastern U.S.	$79	$80
Western U.S.		(7)
Net energy trading	(7)	(10)
Domestic gross energy margins	$72	$63

Eastern U.S.

Eastern U.S. non-trading margins were higher in the three and six months ended June 30, 2007, compared with the same periods in 2006, primarily due to new supply contracts and higher average sales prices.  Also contributing to the increase in margins were lower average coal costs, which, for purposes of analyzing energy margins, include gains on the sale of emission allowances.  Average coal costs, were lower by 24% and 9% for the three and six months ended June 30, 2007, compared to the same periods in 2006.

Partially offsetting these improvements was lower coal generation of 11% and 4%, for the three and six months ended June 30, 2007, due to additional planned outages in 2007.  Additionally, increased customer demand under the PLR contract between PPL Electric and PPL EnergyPlus resulted in higher supply costs.  PLR sales volumes were up 5% and 7%, for the three and six months ended June 30, 2007, compared to the same periods in 2006.

Unrealized gains and losses included in Eastern U.S. non-trading margins that resulted from economic activity and hedge ineffectiveness were a $26 million gain in the second quarter of 2007, compared with a $10 million loss in the same period in 2006.  For the six months ended June 30, 2007, these amounts were a $37 million gain, compared to a $4 million gain in the same period in 2006.  The increase in these amounts in 2007 over 2006 was significantly impacted by PJM's implementation of its Reliability Pricing Model (RPM) that developed a long-term pricing signal for capacity resources and load serving entities obligations, effective April 1, 2007.

Prior to the RPM, PPL recorded valuation reserves for capacity contracts due to the lack of liquidity and reliable, observable prices in the marketplace.  With the implementation of the RPM and the completion of PJM capacity auctions, forward capacity prices became sufficiently observable and PPL reversed reserves of $21 million during both the three and six months ended June 30, 2007.

Western U.S.

Western U.S. non-trading margins were lower in the six months ended June 30, 2007, compared with the same period in 2006, primarily due to higher average coal costs, which were up 23%.

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

The amount of net energy trading margins from unrealized mark-to-market transactions was a $7 million gain in the second quarter of 2007, compared to an $8 million gain in the same period in 2006.  For the six months ended June 30, 2007, these amounts were a $5 million loss, compared to a $12 million gain in the same period in 2006.  The 2006 unrealized gains were primarily due to commodity contracts associated with the Griffith plant.

The realized physical volumes for electricity and gas associated with energy trading were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

GWh	2,559	1,694	5,347	3,779
Bcf	2.9	5.0	8.2	9.3

Utility Revenues

The increases in utility revenues were attributable to:

	June 30, 2007 vs. June 30, 2006
	Three Months Ended	Six Months Ended
Domestic:
Retail electric revenue (PPL Electric)
PLR electric delivery	$29	$66
Electric delivery	15	29
Gas revenue (PPL Gas Utilities)		(2)
Other	(2)	(1)
International:
U.K. retail electric delivery (PPL Global)	13	3
Foreign currency exchange rates	20	43
	$75	$138

The increases in utility revenues, excluding foreign currency exchange rate impacts, for both periods were primarily due to:

•
higher PLR revenues and electric delivery revenues primarily attributable to 6% and 5% increases in sales volume for the three and six months ended June 30, 2007, due in part to the impact of favorable weather in 2007 on residential and commercial sales and normal load growth; and

•
higher U.K. revenues primarily due to an increase in unit prices effective April 1, 2007, and engineering services performed for third parties, partially offset by a 6% decrease in sales volumes as a result of milder weather in 2007.

Energy-related Businesses

Energy-related businesses contributed $31 million less to operating income for the three months ended June 30, 2007, compared with the same period in 2006.  The decrease was primarily attributable to a $3 million impairment of held for sale transport assets (see Note 8) and $32 million of higher pre-tax losses from synfuel projects.  The decrease in synfuel projects reflects:

•	a $31 million lower unrealized gain on options purchased to hedge a portion of the risk associated with the phase-out of the synthetic fuel tax credits; and
•	$11 million of higher operating losses due to higher production levels; offset by
•	a $10 million impairment charge on the synfuel-related assets in 2006.

Energy-related businesses contributed $58 million less to operating income for the six months ended June 30, 2007, compared with the same period in 2006.  The decrease was primarily attributable to a $34 million impairment of held for sale transport assets (see Note 8) and $29 million of higher pre-tax losses from synfuel projects.  The decrease in synfuel projects reflects:

•	$33 million lower unrealized gains on options purchased to hedge a portion of the risk associated with the phase-out of the synthetic fuel tax credits; and
•	$6 million of higher operating losses due to higher production levels; offset by
•	a $10 million impairment charge on the synfuel-related assets in 2006.

See Note 10 to the Financial Statements for a detailed discussion of synthetic fuel tax credits.

Other Operation and Maintenance

The increases in other operation and maintenance expenses were due to:

	June 30, 2007 vs. June 30, 2006
	Three Months Ended	Six Months Ended

Reduction in Enron reserve in 2006 (Note 10)	$4	$19
WPD recoverable engineering services	14	14
Martins Creek ash basin remediation adjustment in 2006 (Note 10)	8	11
Eastern U.S. fossil/hydro station outages	13	10
Susquehanna nuclear station outages	6	8
Pension and other postretirement benefits	4	8
Change in foreign currency exchange rates	4	8
Environmental remediation		6
WPD insurance adjustment in 2006	5	5
Stock-based compensation	2	4
Advertising	2	3
Gains on sale of emission allowances	(25)	(36)
Regulatory asset in 2007 for PPL Gas Utilities rate case		(4)
Other	(4)	2
	$33	$58

Depreciation

The increases in depreciation expense were due to:

	June 30, 2007 vs. June 30, 2006
	Three Months Ended	Six Months Ended

Additions to PP&E	$6	$14
Purchase in September 2006 of equipment previously leased	4	8
Foreign currency exchange rates	3	8
Reduction of useful lives of certain WPD distribution assets	1	2
Extension of useful lives of certain WPD network assets (Note 2)	(4)	(4)
Impact of not depreciating held for sale transport assets (Note 8)	(2)	(4)
	$8	$24

Taxes, Other Than Income

Taxes, other than income increased by $11 million during the six months ended June 30, 2007, compared with the same period in 2006. The increase was primarily due to:

•	a $7 million increase in domestic gross receipts tax expense;
•	a $3 million increase from changes in the foreign currency exchange rates;
•	a $3 million increase in WPD property taxes, as the 2006 period included a refund credit of $2 million; and
•	a $1 million increase in domestic sales and use tax expense; partially offset by
•	a $3 million decrease in domestic capital stock tax expense.

Other Income - net

See Note 12 to the Financial Statements for details of other income.

Financing Costs

The increases in financing costs, which include "Interest Expense" and "Dividends on Preferred Securities of a Subsidiary," were due to:

	June 30, 2007 vs. June 30, 2006
	Three Months Ended	Six Months Ended

Long-term debt interest expense	$17	$25
Foreign currency exchange rates	4	8
Dividends on 6.25% Series Preference Stock		4
Redemption of 8.23% Subordinated Debentures due 2027 with affiliate (Note 11)	(3)	(2)
Increases in capitalized interest	(8)	(15)
Hedging activities	(2)	(1)
Other	(1)	(1)
	$7	$18

Income Taxes

The decreases in income taxes were due to:

	June 30, 2007 vs. June 30, 2006
	Three Months Ended	Six Months Ended

Higher (lower) pre-tax book income	$6	$(14)
Change in tax benefits related to nonconventional fuel tax credits	(28)	(38)
Change in tax expense on foreign earnings	8	(2)
Transfer of WPD tax items in 2006 (Note 5)		20
Change in tax expense related to tax reserves (Note 5)	(33)	(32)
Other		(2)
	$(47)	$(68)

See Note 5 to the Financial Statements for details on effective income tax rates.

Discontinued Operations

In the second quarter of 2007, PPL recorded an $89 million gain, which is net of tax expense of $5 million, in connection with the sale of its El Salvadoran business.  See "Discontinued Operations - Sale of Latin American Businesses" in Note 8 to the Financial Statements for information on this sale and PPL's anticipated sale of its remaining Latin American businesses, along with additional information related to the income (loss) from discontinued operations recorded in 2006 and 2007.

In the second quarter of 2006, PPL recorded a $24 million loss, which is net of a tax benefit of $16 million, in connection with the sale of its ownership interest in the Griffith plant.  The "Income (Loss) from Discontinued Operations" also includes the acceleration of net unrealized gains on derivatives associated with the Griffith plant of $7 million after tax.  See "Discontinued Operations - Sale of Interest in Griffith Plant" in Note 8 to the Financial Statements for information on this sale, along with information regarding 2006 operating results recorded prior to the sale.

Financial Condition

Liquidity and Capital Resources

PPL had the following cash and cash equivalents, short-term investments and short-term debt as of the dates noted below:

	June 30, 2007		December 31, 2006

Cash and cash equivalents	$567	(a)	$794
Short-term investments	351		359
	$918		$1,153
Short-term debt	$96		$42

(a)	Excludes $14 million of cash related to the Latin American businesses that is included in "Assets held for sale" on the Balance Sheet.

The $235 million decrease in PPL's cash, cash equivalents and short-term investments position was primarily the net result of:

•	$692 million of capital expenditures;
•	the retirement of $568 million of long-term debt (which includes the payment of $29 million to settle related cross-currency swaps);
•	the payment of $225 million of common stock dividends;
•	the repurchase of common stock for $77 million;
•	an increase of $72 million in restricted cash;
•	the classification of $14 million of cash related to the Latin American businesses as held for sale;
•	$619 million of cash provided by operating activities;
•	proceeds of $505 million from the issuance of long-term debt;
•	$180 million of proceeds from the sale of the El Salvadoran electricity delivery business;
•	a net increase in short-term debt of $61 million (including $7 million related to Latin American businesses);
•	net proceeds of $31 million from the sale of emission allowances; and
•	proceeds of $22 million from the issuance of common stock.

Convertible Senior Notes

The terms of PPL Energy Supply's 2.625% Convertible Senior Notes due 2023 include a market price trigger that permits holders to convert the notes during any fiscal quarter if the closing sale price of PPL's common stock exceeds $29.83 for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter.  Holders of the Convertible Senior Notes were entitled to convert their notes at any time during the first and second quarters of 2007 and are also entitled to convert their notes any time during the third quarter of 2007 as a result of the market price trigger being met.  When holders elect to convert the Convertible Senior Notes, PPL Energy Supply is required to settle the principal amount in cash and any conversion premium in cash or PPL common stock.  During the six months ended June 30, 2007, Convertible Senior Notes in an aggregate principal amount of $10 million were presented for conversion.  The total conversion premium related to these conversions was $8 million, which was settled with 181,574 shares of PPL common stock, along with an insignificant amount of cash in lieu of fractional shares.  At June 30, 2007, $93 million of Convertible Senior Notes remain outstanding.  PPL and PPL Energy Supply have, and expect to continue to have, access to sufficient liquidity sources to fund any such conversions.

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

In May 2007, PPL Energy Supply entered into a $3.4 billion Second Amended and Restated Five-Year Credit Agreement, which amended its previously existing $1.9 billion credit facility and extended the term of the previously existing facility to June 2012.  Under certain conditions, PPL Energy Supply may elect to have the principal balance of the loans outstanding on the final maturity date of the facility continue as non-revolving term loans for a period of one year from that final maturity date.  Also, under certain conditions, PPL Energy Supply may request that the facility's principal amount be increased by up to $500 million.  PPL Energy Supply has the ability to cause the lenders under this facility to issue letters of credit.  The additional capacity under this facility is expected to support potential collateral requirements under contracts that PPL Energy Supply anticipates entering into in connection with expanding its wholesale marketing and trading business.

In May 2007, Emel arranged uncommitted credit lines in the amount of 32.4 billion Chilean pesos (approximately $62 million), with authorization to borrow up to $20 million as required for working capital needs.

In May 2007, PPL Electric entered into a $200 million Third Amended and Restated Five-Year Credit Agreement, which extended the term of its existing credit facility to May 2012.  Under certain conditions, PPL Electric may elect to have the principal balance of the loans outstanding on the final maturity date of the facility continue as non-revolving term loans for a period of one year from that final maturity date.  Also, under certain conditions, PPL Electric may request that the facility's principal amount be increased by up to $100 million.  PPL Electric has the ability to cause the lenders under this facility to issue letters of credit.

In July 2007, PPL Electric and a subsidiary extended the expiration date of the credit agreement related to its participation in an asset-backed commercial paper program to July 2008.

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

In March 2007, PPL Capital Funding issued $500 million of 2007 Series A Junior Subordinated Notes due 2067 (Notes).  The Notes are fully and unconditionally guaranteed by PPL as to payment of principal, interest and premium, if any.  The Notes mature in March 2067, and are callable at par value beginning in March 2017.  Prior to such time, the Notes may be redeemed at PPL Capital Funding's option at make-whole redemption prices.  The Notes bear interest at 6.70% from the date of issuance through March 2017.  After March 2017, and continuing up to the maturity date, the Notes bear interest at three-month LIBOR plus 2.665%, reset quarterly.  PPL Capital Funding may defer interest payments on the Notes, from time to time, on one or more occasions for up to ten consecutive years.  Deferred interest payments will accumulate additional interest at a rate equal to the interest rate then applicable to the Notes.  During any period in which PPL Capital Funding defers interest payments on the Notes, subject to certain exceptions, neither PPL Capital Funding nor PPL may (i) declare or pay any cash dividend or distribution on its capital stock, (ii) redeem, purchase, acquire or make a liquidation payment with respect to any of its capital stock, or (iii) make any payments on any debt or any guarantee of debt by PPL that is equal or junior in right of payment to the Notes or the related guarantee by PPL.

PPL Capital Funding received $493 million of proceeds, net of a discount and underwriting fees, from the issuance of the Notes.  Of the proceeds, $281 million were used to pay at maturity PPL Capital Funding's 8.375% Medium-Term Notes due June 2007.  The remainder of the net proceeds was used for general corporate purposes, including capital expenditures relating to the installation of pollution control equipment by PPL Energy Supply subsidiaries.

In connection with the issuance of the Notes, PPL and PPL Capital Funding entered into a Replacement Capital Covenant, in which PPL and PPL Capital Funding agreed for the benefit of holders of a designated series of unsecured long-term indebtedness of PPL or PPL Capital Funding ranking senior to the Notes that (i) PPL Capital Funding will not redeem or purchase the Notes, or otherwise satisfy, discharge or defease the principal amount of the Notes and (ii) neither PPL nor any of its other subsidiaries will purchase the Notes on or before March 30, 2037, except, subject to certain limitations, to the extent that the applicable redemption or repurchase price or principal amount defeased does not exceed a specified amount of proceeds from the sale of qualifying replacement capital securities during the 180-day period prior to the date of that redemption, repurchase or defeasance.  The designated series of covered debt currently benefiting from the Replacement Capital Covenant is PPL Capital Funding's 4.33% Notes Exchange Series A Due March 1, 2009.

In July 2007, PPL Capital Funding issued $100 million of 6.85% Senior Notes due 2047 (6.85% Notes).  The 6.85% Notes are not subject to redemption prior to July 1, 2012.  On or after July 1, 2012, PPL Capital Funding may, at its option, redeem the 6.85% Notes, in whole or in part, at par.  PPL Capital Funding received $97 million of proceeds, net of underwriting fees, from the issuance of the 6.85% Notes.  The proceeds will be used for general corporate purposes, including capital expenditures relating to the installation of pollution control equipment by PPL Energy Supply subsidiaries.

Early Redemption of Debt

In February 2007, WPD LLP redeemed all of the 8.23% Subordinated Debentures due 2027 that were held by SIUK Capital Trust I.  Upon redemption, WPD LLP paid a premium of 4.115%, or approximately $3 million, on the principal amount of $85 million of subordinated debentures.  WPD LLP received $3 million when its investment in SIUK Capital Trust I was liquidated in connection with this redemption.  Additionally, payment of $29 million was made to settle related cross-currency swaps.

Common Stock Repurchase Program

In June 2007, PPL's Board of Directors authorized the repurchase by PPL of up to $750 million of its common stock from time to time, in open market purchases, pre-arranged trading plans or privately negotiated transactions.  The specific amount and timing of repurchases will be based on a variety of factors, including potential share repurchase price, strategic investment considerations and other market and economic factors.  During the second quarter of 2007, PPL repurchased 1,675,000 shares of its common stock for $77 million.  Through July 31, 2007, a total of 3,559,100 shares were repurchased for $166 million.

Proceeds from Divestitures

Proceeds from the sales and planned divestitures discussed in Note 8 to the Financial Statements are expected to be used to invest in growth opportunities in PPL's core electricity supply and delivery businesses and/or for the repurchase of securities, including PPL common stock.

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

The rating agencies took the following actions related to PPL and its key rated subsidiaries during the six months ended June 30, 2007:

•
In connection with PPL Capital Funding's issuance in March 2007 of the 2007 Series A Junior Subordinated Notes due 2067, Moody's, S&P and Fitch assigned ratings of Baa3, BB+ and BBB- to the junior subordinated debt of PPL Capital Funding.

•	Also in March 2007, Fitch affirmed its BBB rating of PPL Montana's 8.903% Pass Through Certificates due 2020.

Capital Expenditures

The schedule below shows PPL's capital expenditure projections as of June 30, 2007, for the years 2007 through 2011.

	Projected
	2007	2008	2009	2010	2011
Construction expenditures (a)
Generating facilities	$361	$264	$306	$321	$317
Transmission and distribution facilities	602	560	627	697	759
Environmental	612	408	129	37	77
Other	91	64	61	60	66
Total Construction Expenditures	1,666	1,296	1,123	1,115	1,219
Nuclear fuel	81	102	163	169	164
Total Capital Expenditures	$1,747	$1,398	$1,286	$1,284	$1,383

(a)	Construction expenditures include AFUDC and capitalized interest, which are expected to be $243 million for the 2007-2011 period.

PPL's capital expenditure projections for the years 2007-2011 total $7.1 billion.  Capital expenditure plans are revised periodically to reflect changes in operational, market and regulatory conditions.  The above schedule has been revised from that which was presented in PPL's 2006 Form 10-K, primarily to reflect:

•	the PJM-approved regional transmission expansion project;
•	a reduction due to the sales of the Latin American businesses;
•	estimated costs to submit a combined construction and operating license with the NRC for a possible third nuclear generating unit adjacent to the Susquehanna station; and
•	increased nuclear fuel prices for the Susquehanna station.

See Note 8 to the Financial Statements for additional information.

PPL plans to fund all of its capital expenditures in 2007 with cash on hand, cash from operations and the issuance of debt securities.

For additional information on PPL's liquidity and capital resources, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in PPL's 2006 Form 10-K.

Risk Management - Energy Marketing & Trading and Other

Market Risk

Commodity Price Risk (Non-trading)

PPL's non-trading commodity derivative contracts mature at various times through 2017.  PPL segregates its non-trading activities as either hedge or economic.  Transactions that are accounted for as hedge activity qualify for hedge accounting treatment under SFAS 133.  The non-trading economic category includes transactions that address a specific risk, but are not eligible for hedge accounting or hedge accounting is not elected.  Included in the non-trading economic category are certain load-following energy obligations and related supply contracts, capacity swaps, FTRs, crude oil swaps to hedge rail transportation charges and hedges of synthetic fuel tax credits.  Although they do not receive hedge accounting treatment, these contracts are considered non-trading.  The fair value of the non-trading economic contracts that do not qualify for accrual or hedge accounting treatment as of June 30, 2007, including net premiums on options, was $62 million.  The following chart sets forth PPL's net fair market value of all non-trading commodity derivative contracts.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Fair value of contracts outstanding at the beginning of the period	$(13)	$(111)	$(111)	$(284)
Contracts realized or otherwise settled during the period	(37)	1	(14)	12
Fair value of new contracts at inception	(4)		19
Other changes in fair values	(190)	11	(138)	173
Fair value of contracts outstanding at the end of the period	$(244)	$(99)	$(244)	$(99)

The following chart segregates estimated fair values of PPL's non-trading commodity derivative contracts at June 30, 2007, based on whether the fair values are determined by quoted market prices or other more subjective means.

	Fair Value of Contracts at Period-End Gains (Losses)
	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years	Total Fair Value
Source of Fair Value
Prices actively quoted	$6	$(7)	$(32)		$(33)
Prices provided by other external sources	(103)	(150)	(130)	$(28)	(411)
Prices based on models and other valuation methods	65	10	13	112	200
Fair value of contracts outstanding at the end of the period	$(32)	$(147)	$(149)	$84	$(244)

The "Prices actively quoted" category includes the fair value of exchange-traded natural gas futures contracts quoted on the NYMEX, which has quoted prices through 2012.

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

As of June 30, 2007, PPL estimated that a 10% adverse movement in market prices across all geographic areas and time periods would have decreased the value of the commodity contracts in its non-trading portfolio by approximately $480 million.  For purposes of this calculation, an increase in the market price for electricity is considered an adverse movement because PPL's electricity portfolio is generally in a net sales position, and the decrease in the market price for fuel is considered an adverse movement because PPL's commodity fuels portfolio is generally in a net purchase position.  PPL enters into those commodity contracts to reduce the market risk inherent in the generation of electricity.

Starting in 2007, PPL elected to use an alternative method for disclosing quantitative information about certain market risk sensitive instruments.  This method utilizes a VaR model to measure commodity price risk in its non-trading and trading portfolios.  This approach is consistent with how PPL's Risk Manager assesses the market risk of its commodity business.  VaR is a statistical model that attempts to predict risk of loss, under normal market conditions, based on historical market price volatility.  PPL calculates VaR using a Monte Carlo simulation technique, which uses historical data from the past 12 month period.  The VaR is the estimated nominal loss of earnings based on a one-day holding period at a 95% confidence interval.  As of June 30, 2007, the VaR for PPL's non-trading portfolio was $14 million.  This excludes the activity for PPL's synthetic fuel tax credit hedges.  Additional information regarding these hedges can be found in the "Synthetic Fuel Tax Credit Risk" section below.

Commodity Price Risk (Trading)

PPL's trading contracts mature at various times through 2011.  The following chart sets forth PPL's net fair market value of trading contracts.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Fair value of contracts outstanding at the beginning of the period	$45	$12	$41	$5
Contracts realized or otherwise settled during the period	(14)	(7)	(27)	(18)
Fair value of new contracts at inception		(1)	16	3
Other changes in fair values	17	15	18	29
Fair value of contracts outstanding at the end of the period	$48	$19	$48	$19

PPL will reverse a gain of approximately $3 million of the $48 million unrealized trading gains over the next three months as the transactions are realized.

The following chart segregates estimated fair values of PPL's trading portfolio at June 30, 2007, based on whether the fair values are determined by quoted market prices or other more subjective means.

	Fair Value of Contracts at Period-End Gains (Losses)
	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years		Maturity in Excess of 5 Years	Total Fair Value
Source of Fair Value
Prices actively quoted	$(11)	$3		$2		$(6)
Prices provided by other external sources	10	7		(1)		16
Prices based on models and other valuation methods	18	21		(1)		38
Fair value of contracts outstanding at the end of the period	$17	$31	$			$48
See "Commodity Price Risk (Non-trading)" above for information on the various sources of fair value.

As of June 30, 2007, PPL estimated that a 10% adverse movement in market prices across all geographic areas and time periods would have decreased the value of the commodity contracts in its trading portfolio by $32 million, compared to $24 million as of June 30, 2006.

As of June 30, 2007, the VaR for PPL's trading portfolio was $2 million.  This excludes the activity for PPL's synthetic fuel tax credit hedges.  Additional information regarding these hedges can be found in the "Synthetic Fuel Tax Credit Risk" section below.

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

PPL has net purchased options for 2007 that are expected to mitigate PPL's tax credit phase-out risk due to an increase of the average wellhead price in 2007.  These positions did not qualify for hedge accounting treatment.  The mark-to-market value of these positions at June 30, 2007, was a gain of $21 million.

As of June 30, 2007, PPL estimated that a 10% adverse movement in market prices of crude oil would have decreased the value of the synthetic fuel hedges by $27 million.  For purposes of this calculation, a decrease in the market price for crude oil is considered an adverse movement.

Commodity Price Risk Summary

In accordance with its marketing and hedge strategy, PPL may not elect to fully hedge its generation output or fuel requirements.  PPL estimates that for its entire portfolio, including all generation, emissions and physical and financial energy positions, a 10% adverse change in power prices across all geographic zones and time periods would decrease expected 2007 gross margins by $11 million.  Similarly, a 10% adverse movement in all fossil fuel prices would decrease 2007 gross margins by $8 million.

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

At June 30, 2007, PPL's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was $9 million.

PPL is also exposed to changes in the fair value of its domestic and international debt portfolios.  At June 30, 2007, PPL estimated that its potential exposure to a change in the fair value of its debt portfolio, through a 10% adverse movement in interest rates, was $343 million.

PPL utilizes various risk management instruments to reduce its exposure to the expected future cash flow variability of its debt instruments.  These risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financing.  While PPL is exposed to changes in the fair value of these instruments, any changes in the fair value of these instruments are recorded in equity and then reclassified into earnings in the same period during which the item being hedged affects earnings.  At June 30, 2007, the market value of these instruments, representing the amount PPL would receive upon their termination, was $7 million.  At June 30, 2007, PPL estimated that its potential exposure to a change in the fair value of these instruments, through a 10% adverse movement in the hedged exposure, was $17 million.

PPL also utilizes various risk management instruments to adjust the mix of fixed and floating interest rates in its debt portfolio.  While PPL is exposed to changes in the fair value of these instruments, any change in market value is recorded with an equal and offsetting change in the value of the debt being hedged.  At June 30, 2007, PPL estimated that its potential additional exposure to a change in the fair value of these instruments, through a 10% adverse movement in interest rates, was $19 million.

WPDH Limited holds a net position in cross-currency swaps totaling $702 million to hedge the interest payments and principal of its U.S. dollar-denominated bonds with maturity dates ranging from December 2007 to December 2028.  The estimated value of this position at June 30, 2007, being the amount PPL would pay to terminate it, including accrued interest, was $176 million.  At June 30, 2007, PPL estimated that its potential additional exposure to a change in the market value of these instruments, through a 10% adverse movement in foreign currency exchange rates and interest rates, was $127 million.

Foreign Currency Risk

PPL is exposed to foreign currency risk, primarily through investments in affiliates in the U.K. and Latin America.  In addition, PPL may make purchases of equipment in currencies other than U.S. dollars.

PPL has adopted a foreign currency risk management program designed to hedge certain foreign currency exposures, including firm commitments, recognized assets or liabilities, anticipated transactions and net investments.  In addition, PPL enters into financial instruments to protect against foreign currency translation risk of expected earnings.

To economically hedge 2007 expected income in Chilean pesos, PPL entered into average rate forwards totaling 12.4 billion Chilean pesos.  The settlement date of these forwards is November 2007.  At June 30, 2007, the market value of these positions, representing the amount PPL would pay upon their termination, was insignificant.  PPL estimated that its potential additional exposure to a change in the market value of these instruments, through a 10% adverse movement in foreign currency exchange rates, was $1 million at June 30, 2007.

To economically hedge 2007 expected income denominated in British pounds sterling, PPL entered into a combination of average rate forwards and average rate options, which total £60.1 million at June 30, 2007.  These forwards and options have termination dates ranging from September 2007 to December 2007.  At June 30, 2007, the market value of these positions, representing the amount PPL would pay upon their termination, was $3 million.  PPL estimated that its potential additional exposure to a change in the market value of these instruments, through a 10% adverse movement in foreign currency exchange rates, was $7 million at June 30, 2007.

PPL executed forward sale contracts totaling 215 billion Chilean pesos.  Of these forward sale contracts, 161 billion Chilean pesos are to hedge PPL's net investment in Emel, while the remaining 54 billion Chilean pesos are to hedge a portion of the proceeds from the anticipated sale of Emel.  The settlement date of these forwards is December 2007.  At June 30, 2007, the market value of these positions, representing the amount PPL would pay upon their termination, was $8 million.  PPL estimated that its potential additional exposure to a change in the market value of these instruments, through a 10% adverse movement in foreign currency exchange rates, was $44 million at June 30, 2007.

PPL executed forward sale contracts totaling £22.5 million.  These forward sale contracts are to partially hedge its net investment in WPD.  The settlement date of these forwards is January 2008.  At June 30, 2007, the market value of these positions, representing the amount PPL would pay upon their termination was insignificant.  PPL estimated that its potential additional exposure to a change in the market value of these instruments, through a 10% adverse movement in foreign currency exchange rates, was $4 million at June 30, 2007.

PPL has entered into a forward contract to purchase 5.1 million Euros in order to protect against fluctuations in the Euro exchange rate, in connection with the purchase of equipment.  The settlement date of this contract is January 2008.  At June 30, 2007, the market value of this position, representing the amount PPL would receive upon its termination, was insignificant.  PPL estimated that its potential exposure to a change in the market value of this instrument, through a 10% adverse movement in foreign currency exchange rates, was insignificant at June 30, 2007.

Nuclear Decommissioning Trust Funds - Securities Price Risk

In connection with certain NRC requirements, PPL Susquehanna maintains trust funds to fund certain costs of decommissioning the Susquehanna nuclear station.  As of June 30, 2007, these funds were invested primarily in domestic equity securities and fixed-rate, fixed-income securities and are reflected at fair value on PPL's Balance Sheet.  The mix of securities is designed to provide returns sufficient to be used to fund Susquehanna's decommissioning and to compensate for inflationary increases in decommissioning costs.  However, the equity securities included in the trusts are exposed to price fluctuation in equity markets, and the values of fixed-rate, fixed-income securities are exposed to changes in interest rates.  PPL actively monitors the investment performance and periodically reviews asset allocation in accordance with its nuclear decommissioning trust policy statement.  At June 30, 2007, a hypothetical 10% increase in interest rates and a 10% decrease in equity prices would have resulted in an estimated $41 million reduction in the fair value of the trust assets.  See Note 21 in PPL's 2006 Form 10-K for more information regarding the nuclear decommissioning trust funds.

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

Acquisitions, Development and Divestitures

PPL continuously evaluates strategic options for its business segments and from time to time, PPL and its subsidiaries are involved in negotiations with third parties regarding acquisitions and dispositions of businesses and assets, joint ventures and development projects, which may or may not result in definitive agreements.  Any such transactions may impact future financial results.  See Note 8 to the Financial Statements for information regarding such recent transactions.

PPL is currently planning incremental capacity increases of 343 MW at several existing domestic generating facilities.  Offsetting this increase is an expected 30 MW reduction in generation capability at each of the Brunner Island and Montour plants, due to the estimated increases in station service usage during the scrubber operation.  See Note 10 to the Financial Statements for additional information, as well as information regarding the planned shut down of two 150 MW generating units at PPL Martins Creek in September 2007.

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

PPL ENERGY SUPPLY, LLC AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

PPL Energy Supply is an energy company with headquarters in Allentown, PA.  In PPL Energy Supply's 2006 Form 10-K, descriptions of its domestic and international businesses are found in "Item 1. Business - Background."  Through its subsidiaries, PPL Energy Supply is primarily engaged in the generation and marketing of electricity in two key markets - the northeastern and western U.S. - and in the delivery of electricity in the U.K. and Latin America.  In March 2007, PPL announced its intention to sell its regulated electricity delivery businesses in Latin America.  See Note 8 to the Financial Statements for information on the status of the planned sales.  PPL Energy Supply's reportable segments are Supply and International Delivery.  See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" in PPL Energy Supply's 2006 Form 10-K and Form 8-K dated June 21, 2007, for an overview of PPL Energy Supply's strategy and the risks and the challenges that it faces in its business.  See "Forward-Looking Information," Note 10 to the Financial Statements and the rest of this Item 2 in this Form 10-Q and "Item 1A. Risk Factors" and the rest of Item 7 in PPL Energy Supply's 2006 Form 10-K for more information concerning the material risks and uncertainties that PPL Energy Supply faces in its businesses and with respect to its future earnings.

The following information should be read in conjunction with PPL Energy Supply's Condensed Consolidated Financial Statements and the accompanying Notes, PPL Energy Supply's 2006 Form 10-K and a related Form 8-K dated June 21, 2007.

Terms and abbreviations are explained in the glossary.  Dollars are in millions unless otherwise noted.

Results of Operations

The following discussion begins with a summary of PPL Energy Supply's earnings.  "Results of Operations" continues with a review of results by reportable segment and a description of key factors by segment that management expects may impact future earnings.  This section ends with explanations of significant changes in principal items on PPL Energy Supply's Statements of Income, comparing the three and six months ended June 30, 2007, with the same periods in 2006.

Earnings

Net income was:

Three Months Ended June 30,		Six Months Ended June 30,
2007	2006	2007	2006
$320	$158	$467	$388

The changes in net income from period to period were, in part, attributable to several special items that management considers significant.  Details of these special items are provided within the review of each segment's results.

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

Segment Results

Net income by segment was:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Supply	$137	$79	$256	$228
International Delivery	183	79	211	160
Total	$320	$158	$467	$388

Supply Segment

The Supply segment primarily consists of the domestic energy marketing, domestic generation and domestic development operations of PPL Energy Supply.

The Supply segment results in 2006 reflect the reclassification of PPL's interest in the Griffith plant's operating revenues and expenses from certain income statement line items to "Income (Loss) from Discontinued Operations."  See Note 8 to the Financial Statements for further discussion.

Supply segment net income was:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Energy revenues	$830	$799	$1,589	$1,615
Energy-related businesses	174	135	347	285
Total operating revenues	1,004	934	1,936	1,900
Fuel and energy purchases	380	407	719	783
Other operation and maintenance	192	188	380	365
Depreciation	39	36	77	69
Taxes, other than income	10	9	18	19
Energy-related businesses	196	128	392	275
Total operating expenses	817	768	1,586	1,511
Other Income - net	18	12	31	21
Interest Expense	27	19	54	35
Income Taxes	41	60	70	126
Minority Interest		1	1	1
Loss from Discontinued Operations		(19)		(20)
Net Income	$137	$79	$256	$228

The after-tax changes in net income between these periods were due to the following factors, including discontinued operations.

	June 30, 2007 vs. June 30, 2006
	Three Months Ended	Six Months Ended

Eastern U.S. non-trading margins	$23	$20
Western U.S. non-trading margins		(4)
Net energy trading margins	2	1
Other operation and maintenance expenses	(11)	(13)
Depreciation	(2)	(5)
Financing costs	(2)	(6)
Earnings from synfuel projects	2	13
Other income – net	1	2
Other	7	8
Special items	38	12
	$58	$28

•	See "Domestic Gross Energy Margins" for an explanation of non-trading margins by geographic region and for an explanation of net energy trading margins.

•
The improved earnings contribution from synfuel projects for both periods was primarily the result of lower assumed phase-out of synthetic fuel tax credits.  These favorable tax credits were partially offset by greater unrealized gains in 2006 versus 2007 on options purchased to hedge a portion of the risk associated with the phase-out of synthetic fuel tax credits in 2007.

•	Other operation and maintenance expenses were higher for both periods primarily due to increased outage costs at the Eastern U.S. fossil/hydro stations and the Susquehanna nuclear station.

•	Financing costs were higher for both periods primarily due to higher interest expense on long-term debt.

The following after-tax amounts, which management considers special items, also had a significant impact on the Supply segment earnings.  See the indicated Notes to the Financial Statements for additional information.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Mark-to-market adjustments from certain economic, non-trading hedges	$16	$(8)	$26	$(1)
Loss related to sale of interest in the Griffith plant (Note 8)		(17)		(17)
Off-site remediation of ash basin leak (Note 10)		5		6
Impairment of telecommunication assets (Note 8)	(2)		(20)
PJM billing dispute (Note 10)			(1)
Impairment of synfuel-related assets (Note 10)		(6)		(6)
Reduction in Enron reserve (Note 10)		2		11
Total	$14	$(24)	$5	$(7)

Outlook

PPL Energy Supply projects significantly higher earnings in its Supply business segment in 2007 compared with 2006, excluding the impact of special items.  Based on current forward energy prices and hedges already in place, PPL Energy Supply is projecting higher energy margins for the balance of 2007, driven primarily by the replacement of expiring supply obligations with higher-margin wholesale energy contracts in Montana and the Mid-Atlantic region.

While PPL Energy Supply expects improved baseload power plant performance for the remainder of 2007, this performance will be offset by the retirement in September of two coal-fired units in Pennsylvania and by planned outages, including the Susquehanna Unit 1 outage, which is expected to resolve the control rod friction issues that have affected plant operations over the past several years.  PPL Energy Supply believes these planned outages will improve the overall long-term reliability of its generation fleet.  PPL Energy Supply also expects a modest increase in fuel-related expenses and increased operation and maintenance expenses.

In July 2007, PPL EnergyPlus was one of the successful bidders in a competitive solicitation process for PPL Electric's generation supply in 2010 for retail customers who do not choose an alternative competitive supplier.  The PUC approved the results of PPL Electric's first of six competitive solicitations, which includes a contract executed between PPL Electric and PPL EnergyPlus to supply up to 671 MW of total peak load in 2010, at an average price of $91.42 per MWh.

International Delivery Segment

The International Delivery segment includes operations of the international energy businesses of PPL Global that are primarily focused on the distribution of electricity.  Substantially all of PPL Global's remaining international businesses are located in the U.K. and Chile.  In May and July 2007, PPL Global sold its El Salvadoran and Bolivian businesses.  The sale of the Chilean business is expected to be completed by the end of 2007.

The International Delivery segment results in 2007 and 2006 reflect the reclassification of Latin American revenues and expenses to "Income (Loss) from Discontinued Operations."  See Note 8 to the Financial Statements for further discussion.

International Delivery segment net income was:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Utility revenues	$218	$185	$434	$388
Energy-related businesses	9	10	19	20
Total operating revenues	227	195	453	408
Other operation and maintenance	69	42	125	87
Depreciation	35	34	78	69
Taxes, other than income	16	15	32	26
Energy-related businesses	4	4	9	8
Total operating expenses	124	95	244	190
Other Income - net	6	21	17	20
Interest Expense	45	43	94	86
Income Taxes	(18)	9	(3)	12
Income from Discontinued Operations	101	10	76	20
Net Income	$183	$79	$211	$160

The after-tax changes in net income between these periods were due to the following factors, including discontinued operations.

	June 30, 2007 vs. June 30, 2006
	Three Months Ended	Six Months Ended
U.K.:
Delivery margins	$1	$(6)
Depreciation	2	(1)
Other operating expenses	(6)	(9)
Interest expense		(3)
Income taxes	(1)	(21)
Impact of changes in foreign currency exchange rates	6	13
Hyder liquidation distributions (Note 8)	(22)	(18)
Gain on transfer of equity investment (Note 8)		5
Impairment of investment in U.K. real estate (Note 8)		6
Other	1	(1)
Latin American results of operations excluding special items (Note 8)	9	15
Change in tax reserves (Note 5)	31	31
Other		(2)
Special items	83	42
	$104	$51

•	The U.K.'s earnings were negatively impacted for the six months ended June 30, 2007, by lower delivery margins, primarily due to a 6% decrease in sales volumes as a result of milder weather in 2007.

•
Higher U.K. income taxes for the six months ended June 30, 2007, were due to the transfer of WPD tax items in the first quarter of 2006.  See Note 5 to the Financial Statements for additional information.

•	Changes in foreign exchange rates increased WPD's portion of revenue and expense line items by 11% in both the three and six months ended June 30, 2007, compared with the same periods in 2006.

The following after-tax amounts, which management considers special items, also had a significant impact on the International Delivery segment earnings.  See the indicated Notes to the Financial Statements for additional information.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Divestiture of Latin American businesses (Note 8)	$83		$43
Reduction in Enron reserve				$1
Total	$83		$43	$1

Outlook

PPL Energy Supply projects the earnings from its International Delivery business segment to be consistent in 2007 compared with 2006, excluding the impact in 2007 of the U.K. tax rate reduction noted below and other special items.  A U.S. income tax benefit is expected to be offset by increased operating expenses and higher income taxes in the U.K. in 2007, due to the favorable resolution of several tax-related items in 2006.  In addition, gains from the sale or liquidation of U.K. non-electricity delivery businesses are not expected to continue at the same level in 2007 as occurred in 2006.

In July 2007, the U.K.'s Finance Act 2007, which includes amendments to existing tax law, was enacted.  The most significant change to the tax law was a reduction in the U.K.'s statutory income tax rate.  Effective April 1, 2008, the statutory income tax rate will be reduced from 30% to 28%.  As a result, PPL Energy Supply anticipates recognizing a one-time deferred tax benefit during the third quarter of 2007 in the range of $50 to $60 million.

Statement of Income Analysis --

Domestic Gross Energy Margins

The following table provides pre-tax changes in the income statement line items that comprise domestic gross energy margins.

	June 30, 2007 vs. June 30, 2006
	Three Months Ended	Six Months Ended

Wholesale energy marketing	$(4)	$(90)
Wholesale energy marketing to affiliate	27	62
Unregulated retail electric and gas	3
Net energy trading margins	5	2
Other revenue adjustments (a)	26	40
Total revenues	57	14
Fuel	18	83
Energy purchases	(43)	(143)
Energy purchases from affiliate	(2)	(4)
Other cost adjustments (a)	12	15
Total cost of sales	(15)	(49)
Domestic gross energy margins	$72	$63

(a)
Adjusted to exclude the impact of any revenues and costs not associated with domestic gross energy margins, consistent with the way management reviews domestic gross energy margins internally.  These exclusions include revenues and energy costs related to the international operations of PPL Global.  Also adjusted to include the margins of the Griffith plant prior to its sale in June 2006, which are included in "Income (Loss) from Discontinued Operations," and gains or losses on sales of emission allowances, which are included in "Other operation and maintenance" expenses on the Statements of Income.

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

	June 30, 2007 vs. June 30, 2006
	Three Months Ended	Six Months Ended
Non-trading
Eastern U.S.	$79	$80
Western U.S.		(7)
Net energy trading	(7)	(10)
Domestic gross energy margins	$72	$63

Eastern U.S.

Eastern U.S. non-trading margins were higher in the three and six months ended June 30, 2007, compared with the same periods in 2006, primarily due to new supply contracts and higher average sales prices.  Also contributing to the increase in margins were lower average coal costs, which, for purposes of analyzing energy margins, include gains on the sales of emission allowances.  Average coal costs were lower by 24% and 9% for the three and six months ended June 30, 2007, compared to the same periods in 2006.

Partially offsetting these improvements was lower coal generation of 11% and 4%, for the three and six months ended June 30, 2007, due to additional planned outages in 2007.  Additionally, increased customer demand under the PLR contract between PPL Electric and PPL EnergyPlus resulted in higher supply costs.  PLR sales volumes were up 5% and 7%, for the three and six months ended June 30, 2007, compared to the same periods in 2006.

Unrealized gains and losses included in Eastern U.S. non-trading margins that resulted from economic activity and hedge ineffectiveness were a $26 million gain in the second quarter of 2007, compared with a $10 million loss in the same period in 2006.  For the six months ended June 30, 2007, these amounts were a $37 million gain, compared to a $4 million gain in the same period in 2006.  The increase in these amounts in 2007 over 2006 was significantly impacted by PJM's implementation of its Reliability Pricing Model (RPM) that developed a long-term pricing signal for capacity resources and load serving entity obligations, effective April 1, 2007.

Prior to the RPM, PPL Energy Supply recorded valuation reserves for capacity contracts due to the lack of liquidity and reliable, observable prices in the marketplace.  With the implementation of the RPM and the completion of PJM capacity auctions, forward capacity prices became sufficiently observable and PPL Energy Supply reversed reserves of $21 million during both the three and six months ended June 30, 2007.

Western U.S.

Western U.S. non-trading margins were lower in the six months ended June 30, 2007, compared with the same period in 2006, primarily due to higher average coal costs, which were up 23%.

Net Energy Trading

PPL Energy Supply enters into energy contracts to take advantage of market opportunities.  As a result, PPL Energy Supply may at times create a net open position in its portfolio that could result in significant losses if prices do not move in the manner or direction anticipated.  The margins from these trading activities are reflected in the Statements of Income as "Net energy trading margins."  These physical and financial contracts cover trading activity associated with electricity, gas and oil.

The amount of net energy trading margins from unrealized mark-to-market transactions was a $7 million gain in the second quarter of 2007, compared to an $8 million gain in the same period in 2006.  For the six months ended June 30, 2007, these amounts were a $5 million loss, compared to a $12 million gain in the same period in 2006.  The 2006 unrealized gains were primarily due to commodity contracts associated with the Griffith plant.

The realized physical volumes for electricity and gas associated with energy trading were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

GWh	2,559	1,694	5,347	3,779
Bcf	2.9	5.0	8.2	9.3

Utility Revenues

The increases in utility revenues were attributable to:

	June 30, 2007 vs. June 30, 2006
	Three Months Ended	Six Months Ended
International:
U.K. retail electric delivery (PPL Global)	$13	$3
Foreign currency exchange rates	20	43
	$33	$46

The increases in U.K. utility revenues, excluding foreign currency exchange rate impacts, for both periods were primarily due to an increase in unit prices effective April 1, 2007, and engineering services performed for third parties.  These increases were partially offset by a 6% decrease in sales volumes as a result of milder weather in 2007.

Energy-related Businesses

Energy-related businesses contributed $30 million less to operating income for the three months ended June 30, 2007, compared with the same period in 2006.  The decrease was primarily attributable to a $3 million impairment of held for sale transport assets (see Note 8) and $32 million of higher pre-tax losses from synfuel projects.  The decrease in synfuel projects reflects:

•	a $31 million lower unrealized gain on options purchased to hedge a portion of the risk associated with the phase-out of the synthetic fuel tax credits; and
•	$11 million of higher operating losses due to higher production levels; offset by
•	a $10 million impairment charge on the synfuel-related assets in 2006.

Energy-related businesses contributed $57 million less to operating income for the six months ended June 30, 2007, compared with the same period in 2006.  The decrease was primarily attributable to a $34 million impairment of held for sale transport assets (see Note 8) and $29 million of higher pre-tax losses from synfuel projects.  The decrease in synfuel projects reflects:

•	$33 million lower unrealized gains on options purchased to hedge a portion of the risk associated with the phase-out of the synthetic fuel tax credits; and
•	$6 million of higher operating losses due to higher production levels; offset by
•	a $10 million impairment charge on the synfuel-related assets in 2006.

See Note 10 to the Financial Statements for a detailed discussion of synthetic fuel tax credits.

Other Operation and Maintenance

The increases in other operation and maintenance expenses were due to:

	June 30, 2007 vs. June 30, 2006
	Three Months Ended	Six Months Ended

Reduction in Enron reserve in 2006 (Note 10)	$4	$19
WPD recoverable engineering services	14	14
Martins Creek ash basin remediation adjustment in 2006 (Note 10)	8	11
Eastern U.S. fossil/hydro station outages	13	10
Susquehanna nuclear station outages	6	8
Change in foreign currency exchange rates	4	8
Pension and other postretirement benefits	2	6
WPD insurance adjustment in 2006	5	5
Stock-based compensation	2	3
Gains on sale of emission allowances	(25)	(36)
Other	(2)	5
	$31	$53

Depreciation

The increases in depreciation expense were due to:

	June 30, 2007 vs. June 30, 2006
	Three Months Ended	Six Months Ended

Additions to PP&E	$4	$10
Foreign currency exchange rates	3	8
Reduction of useful lives of certain WPD distribution assets	1	2
Purchase in September 2006 of equipment previously leased		1
Extension of useful lives of certain WPD network assets (Note 2)	(4)	(4)
	$4	$17

Taxes, Other Than Income

Taxes, other than income increased by $5 million during the six months ended June 30, 2007, compared with the same period in 2006. The increase was primarily due to:

•	a $3 million increase from changes in the foreign currency exchange rates; and
•	a $3 million increase in WPD property taxes, as the 2006 period included a refund credit of $2 million; partially offset by
•	a $2 million decrease in domestic capital stock tax expense.

Other Income - net

See Note 12 to the Financial Statements for details of other income.

Interest Expense

The increases in interest expense, which includes "Interest Expense with Affiliates," were due to:

	June 30, 2007 vs. June 30, 2006
	Three Months Ended	Six Months Ended

Long-term debt interest expense	$17	$35
Foreign currency exchange rates	4	8
Redemption of 8.23% Subordinated Debentures due 2027 with affiliate (Note 11)	(3)	(2)
Increases in capitalized interest	(8)	(15)
Other		1
	$10	$27

Income Taxes

The decreases in income taxes were due to:

	June 30, 2007 vs. June 30, 2006
	Three Months Ended	Six Months Ended

Higher (lower) pre-tax book income	$6	$(19)
Change in tax benefits related to nonconventional fuel tax credits	(27)	(37)
Change in tax expense on foreign earnings	8	(2)
Transfer of WPD tax items in 2006 (Note 5)		20
Change in tax expense related to tax reserves (Note 5)	(32)	(31)
Other	(1)	(2)
	$(46)	$(71)

See Note 5 to the Financial Statements for details on effective income tax rates.

Discontinued Operations

In the second quarter of 2007, PPL recorded an $89 million gain, which is net of tax expense of $5 million, in connection with the sale of its El Salvadoran business.  See "Discontinued Operations - Sale of Latin American Businesses" in Note 8 to the Financial Statements for information on this sale and PPL's anticipated sale of its remaining Latin American businesses, along with additional information related to the income (loss) from discontinued operations recorded in 2006 and 2007.

In the second quarter of 2006, PPL recorded a $24 million loss, which is net of a tax benefit of $16 million, in connection with the sale of its ownership interest in the Griffith plant.  The "Income (Loss) from Discontinued Operations" also includes the acceleration of net unrealized gains on derivatives associated with the Griffith plant of $7 million after tax.  See "Discontinued Operations - Sale of Interest in Griffith Plant" in Note 8 to the Financial Statements for information on this sale, along with information regarding 2006 operating results recorded prior to the sale.

Financial Condition

Liquidity and Capital Resources

PPL Energy Supply had the following cash and cash equivalents and short-term investments as of the dates noted below:

	June 30, 2007		December 31, 2006

Cash and cash equivalents	$492	(a)	$524
Short-term investments	346		328
	$838		$852

(a)	Excludes $14 million of cash related to the Latin American businesses that is included in "Assets held for sale" on the Balance Sheet.

The $14 million decrease in PPL Energy Supply's cash, cash equivalents and short-term investments position was primarily the net result of:

•	$539 million of capital expenditures;
•	distributions to Member of $463 million;
•	the retirement of $130 million of long-term debt (which includes the payment of $29 million to settle related cross-currency swaps);
•	an increase of $74 million in restricted cash;
•	the classification of $14 million of cash related to the Latin American businesses as held for sale;
•	$500 million of contributions from Member;
•	$490 million of cash provided by operating activities;
•	$180 million of proceeds from the sale of the El Salvadoran electricity delivery business; and
•	net proceeds of $31 million from the sale of emission allowances.

Convertible Senior Notes

The terms of PPL Energy Supply's 2.625% Convertible Senior Notes due 2023 include a market price trigger that permits holders to convert the notes during any fiscal quarter if the closing sale price of PPL's common stock exceeds $29.83 for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter.  Holders of the Convertible Senior Notes were entitled to convert their notes at any time during the first and second quarters of 2007 and are also entitled to convert their notes any time during the third quarter of 2007 as a result of the market price trigger being met.  When holders elect to convert the Convertible Senior Notes, PPL Energy Supply is required to settle the principal amount in cash and any conversion premium in cash or PPL common stock.  During the six months ended June 30, 2007, Convertible Senior Notes in an aggregate principal amount of $10 million were presented for conversion.  The total conversion premium related to these conversions was $8 million, which was settled with 181,574 shares of PPL common stock, along with an insignificant amount of cash in lieu of fractional shares.  At June 30, 2007, $93 million of Convertible Senior Notes remain outstanding.  PPL and PPL Energy Supply have, and expect to continue to have, sufficient liquidity sources to fund any such conversions.

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

In May 2007, PPL Energy Supply entered into a $3.4 billion Second Amended and Restated Five-Year Credit Agreement, which amended its previously existing $1.9 billion credit facility and extended the term of the previously existing facility to June 2012.  Under certain conditions, PPL Energy Supply may elect to have the principal balance of the loans outstanding on the final maturity date of the facility continue as non-revolving term loans for a period of one year from that final maturity date.  Also, under certain conditions, PPL Energy Supply may request that the facility's principal amount be increased by up to $500 million.  PPL Energy Supply has the ability to cause the lenders under this facility to issue letters of credit.  The additional capacity under this facility is expected to support potential collateral requirements under contracts that PPL Energy Supply anticipates entering into in connection with expanding its wholesale marketing and trading business.

In May 2007, Emel arranged uncommitted credit lines in the amount of 32.4 billion Chilean pesos (approximately $62 million), with authorization to borrow up to $20 million as required for working capital needs.

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

Early Redemption of Debt

In February 2007, WPD LLP redeemed all of the 8.23% Subordinated Debentures due 2027 that were held by SIUK Capital Trust I.  Upon redemption, WPD LLP paid a premium of 4.115%, or approximately $3 million, on the principal amount of $85 million of subordinated debentures.  WPD LLP received $3 million when its investment in SIUK Capital Trust I was liquidated in connection with this redemption.  Additionally, payment of $29 million was made to settle related cross-currency swaps.

Proceeds from Divestitures

Proceeds from the sales and planned divestitures discussed in Note 8 to the Financial Statements are expected to be used to invest in growth opportunities in PPL's core electricity supply and delivery businesses and/or for the repurchase of securities, including PPL common stock.

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

Moody's and S&P did not take any actions related to PPL Energy Supply and its key rated subsidiaries during the six months ended June 30, 2007.  In March 2007, Fitch affirmed its BBB rating of PPL Montana's 8.903% Pass Through Certificates due 2020.

Capital Expenditures

The schedule below shows PPL Energy Supply's capital expenditure projections as of June 30, 2007, for the years 2007 through 2011.

	Projected
	2007	2008	2009	2010	2011
Construction expenditures (a)
Generating facilities	$361	$264	$306	$321	$317
Transmission and distribution facilities	311	288	295	305	311
Environmental	612	408	129	37	77
Other	41	26	27	26	26
Total Construction Expenditures	1,325	986	757	689	731
Nuclear fuel	81	102	163	169	164
Total Capital Expenditures	$1,406	$1,088	$920	$858	$895

(a)	Construction expenditures include AFUDC and capitalized interest, which are expected to be $229 million for the 2007-2011 period.

PPL Energy Supply's capital expenditure projections for the years 2007-2011 total $5.2 billion.  Capital expenditure plans are revised periodically to reflect changes in operational, market and regulatory conditions.  The above schedule has been revised from that which was presented in PPL Energy Supply's 2006 Form 10-K, primarily to reflect:

•	a reduction due to the sales of the Latin American businesses;
•	estimated costs to submit a combined construction and operating license with the NRC for a possible third nuclear generating unit adjacent to the Susquehanna station; and
•	increased nuclear fuel prices for the Susquehanna station.

See Note 8 to the Financial Statements for additional information.

PPL Energy Supply plans to fund all of its capital expenditures in 2007 with cash on hand, cash from operations, contributions from Member and the issuance of debt securities.

For additional information on PPL Energy Supply's liquidity and capital resources, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in PPL Energy Supply's 2006 Form 10-K.

Risk Management - Energy Marketing & Trading and Other

Market Risk

Commodity Price Risk (Non-trading)

PPL Energy Supply's non-trading commodity derivative contracts mature at various times through 2017.  PPL Energy Supply segregates its non-trading activities as either hedge or economic.  Transactions that are accounted for as hedge activity qualify for hedge accounting treatment under SFAS 133.  The non-trading economic category includes transactions that address a specific risk, but are not eligible for hedge accounting or hedge accounting is not elected.  Included in the non-trading economic category are certain load-following energy obligations and related supply contracts, capacity swaps, FTRs, crude oil swaps to hedge rail transportation charges and hedges of synthetic fuel tax credits.  Although they do not receive hedge accounting treatment, these contracts are considered non-trading.  The fair value of the non-trading economic contracts that do not qualify for accrual or hedge accounting treatment as of June 30, 2007, including net premiums on options, was $62 million.  The following chart sets forth PPL Energy Supply's net fair market value of all non-trading commodity derivative contracts.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Fair value of contracts outstanding at the beginning of the period	$(13)	$(96)	$(111)	$(278)
Contracts realized or otherwise settled during the period	(38)	(4)	(20)	5
Fair value of new contracts at inception	(4)		19
Other changes in fair values	(190)	5	(133)	178
Fair value of contracts outstanding at the end of the period	$(245)	$(95)	$(245)	$(95)

The following chart segregates estimated fair values of PPL Energy Supply's non-trading commodity derivative contracts at June 30, 2007, based on whether the fair values are determined by quoted market prices or other more subjective means.

	Fair Value of Contracts at Period-End Gains (Losses)
	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years	Total Fair Value
Source of Fair Value
Prices actively quoted	$6	$(7)	$(32)		$(33)
Prices provided by other external sources	(103)	(151)	(130)	$(28)	(412)
Prices based on models and other valuation methods	65	10	13	112	200
Fair value of contracts outstanding at the end of the period	$(32)	$(148)	$(149)	$84	$(245)

The "Prices actively quoted" category includes the fair value of exchange-traded natural gas futures contracts quoted on the NYMEX, which has quoted prices through 2012.

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

As of June 30, 2007, PPL Energy Supply estimated that a 10% adverse movement in market prices across all geographic areas and time periods would have decreased the value of the commodity contracts in its non-trading portfolio by approximately $480 million.  For purposes of this calculation, an increase in the market price for electricity is considered an adverse movement because PPL Energy Supply's electricity portfolio is generally in a net sales position, and the decrease in the market price for fuel is considered an adverse movement because PPL Energy Supply's commodity fuels portfolio is generally in a net purchase position.  PPL Energy Supply enters into those commodity contracts to reduce the market risk inherent in the generation of electricity.

Starting in 2007, PPL Energy Supply elected to use an alternative method for disclosing quantitative information about market risk sensitive instruments.  This method utilizes a VaR model to measure commodity price risk in its non-trading and trading portfolios.  This approach is consistent with how PPL's Risk Manager assesses the market risk of its commodity business.  VaR is a statistical model that attempts to predict risk of loss, under normal market conditions, based on historical market price volatility.  PPL Energy Supply calculates VaR using a Monte Carlo simulation technique, which uses historical data from the past 12 month period.  The VaR is the estimated nominal loss of earnings based on a one-day holding period at a 95% confidence interval.  As of June 30, 2007, the VaR for PPL Energy Supply's non-trading portfolio was $14 million.  This excludes the activity for PPL Energy Supply's synthetic fuel tax credit hedges.  Additional information regarding these hedges can be found in the "Synthetic Fuel Tax Credit Risk" section below.

Commodity Price Risk (Trading)

PPL Energy Supply's trading contracts mature at various times through 2011.  The following chart sets forth PPL Energy Supply's net fair market value of trading contracts.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Fair value of contracts outstanding at the beginning of the period	$45	$12	$41	$5
Contracts realized or otherwise settled during the period	(14)	(7)	(27)	(18)
Fair value of new contracts at inception		(1)	16	3
Other changes in fair values	17	15	18	29
Fair value of contracts outstanding at the end of the period	$48	$19	$48	$19

PPL Energy Supply will reverse a gain of approximately $3 million of the $48 million unrealized trading gains over the next three months of 2007 as the transactions are realized.

The following chart segregates estimated fair values of PPL Energy Supply's trading portfolio at June 30, 2007, based on whether the fair values are determined by quoted market prices or other more subjective means.

	Fair Value of Contracts at Period-End Gains (Losses)
	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years		Maturity in Excess of 5 Years	Total Fair Value
Source of Fair Value
Prices actively quoted	$(11)	$3		$2		$(6)
Prices provided by other external sources	10	7		(1)		16
Prices based on models and other valuation methods	18	21		(1)		38
Fair value of contracts outstanding at the end of the period	$17	$31	$			$48

See "Commodity Price Risk (Non-trading)" above for information on the various sources of fair value.

As of June 30, 2007, PPL Energy Supply estimated that a 10% adverse movement in market prices across all geographic areas and time periods would have decreased the value of the commodity contracts in its trading portfolio by $32 million, compared to $24 million as of June 30, 2006.

As of June 30, 2007, the VaR for PPL Energy Supply's trading portfolio was $2 million.  This excludes the activity for PPL Energy Supply's synthetic fuels tax credits.  Additional information regarding these hedges can be found in the "Synthetic Fuel Tax Credit Risk" section below.

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

PPL Energy Supply has net purchased options for 2007 that are expected to mitigate PPL Energy Supply's tax credit phase-out risk due to an increase of the average wellhead price in 2007.  These positions did not qualify for hedge accounting treatment.  The mark-to-market value of these positions at June 30, 2007, was a gain of $21 million.

As of June 30, 2007, PPL Energy Supply estimated that a 10% adverse movement in market prices of crude oil would have decreased the value of the synthetic fuel hedges by $27 million.  For purposes of this calculation, a decrease in the market price for crude oil is considered an adverse movement.

Commodity Price Risk Summary

In accordance with its marketing and hedge strategy, PPL Energy Supply may not elect to fully hedge its generation output or fuel requirements.  PPL Energy Supply estimates that for its entire portfolio, including all generation, emissions and physical and financial energy positions, a 10% adverse change in power prices across all geographic zones and time periods would decrease expected 2007 gross margins by $11 million.  Similarly, a 10% adverse movement in all fossil fuel prices would decrease 2007 gross margins by $8 million.

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

At June 30, 2007, PPL Energy Supply's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was $4 million.

PPL Energy Supply is also exposed to changes in the fair value of its domestic and international debt portfolios.  At June 30, 2007, PPL Energy Supply estimated that its potential exposure to a change in the fair value of its debt portfolio, through a 10% adverse movement in interest rates, was $285 million.

PPL and PPL Energy Supply utilize various risk management instruments to reduce PPL Energy Supply's exposure to the expected future cash flow variability of its debt instruments.  These risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financing.  While PPL Energy Supply is exposed to changes in the fair value of these instruments, any changes in the fair value of these instruments are recorded in equity and then reclassified into earnings in the same period during which the item being hedged affects earnings.  At June 30, 2007, PPL Energy Supply had none of these instruments outstanding.

PPL and PPL Energy Supply also utilize various risk management instruments to adjust the mix of fixed and floating interest rates in PPL Energy Supply's debt portfolio.  While PPL Energy Supply is exposed to changes in the fair value of these instruments, any change in market value is recorded with an equal and offsetting change in the value of the debt being hedged.  At June 30, 2007, PPL Energy Supply estimated that its additional potential exposure to a change in the fair value of these instruments, through a 10% adverse movement in interest rates, was $2 million.

WPDH Limited holds a net position in cross-currency swaps totaling $702 million to hedge the interest payments and principal of its U.S. dollar-denominated bonds with maturity dates ranging from December 2007 to December 2028.  The estimated value of this position at June 30, 2007, being the amount PPL Energy Supply would pay to terminate it, including accrued interest, was $176 million.  At June 30, 2007, PPL Energy Supply estimated that its potential additional exposure to a change in the market value of these instruments, through a 10% adverse movement in foreign currency exchange rates and interest rates, was $127 million.

Foreign Currency Risk

PPL Energy Supply is exposed to foreign currency risk, primarily through investments in affiliates in the U.K. and Latin America.  In addition, PPL Energy Supply may make purchases of equipment in currencies other than U.S. dollars.

PPL and PPL Energy Supply have adopted a foreign currency risk management program designed to hedge certain foreign currency exposures, including firm commitments, recognized assets or liabilities, anticipated transactions and net investments.  In addition, PPL and PPL Energy Supply enter into financial instruments to protect against foreign currency translation risk of expected earnings.

To economically hedge 2007 expected income in Chilean pesos, PPL Energy Supply entered into average rate forwards totaling 12.4 billion Chilean pesos.  The settlement date of these forwards is November 2007.  At June 30, 2007, the market value of these positions, representing the amount PPL Energy Supply would pay upon their termination, was insignificant.  PPL Energy Supply estimated that its potential additional exposure to a change in the market value of these instruments, through a 10% adverse movement in foreign currency exchange rates, was $1 million at June 30, 2007.

To economically hedge 2007 expected income denominated in British pounds sterling, PPL entered into a combination of average rate forwards and average rate options, which total £60.1 million at June 30, 2007.  In connection with these transactions, PPL Energy Supply entered into average rate forwards and average rate options with PPL that have terms identical to those executed by PPL.  These forwards and options have termination dates ranging from September 2007 to December 2007.  At June 30, 2007, the market value of these positions, representing the amount PPL Energy Supply would pay upon their termination, was $3 million.  PPL Energy Supply estimated that its potential additional exposure to a change in the market value of these instruments, through a 10% adverse movement in foreign currency exchange rates, was $7 million at June 30, 2007.

PPL executed forward sale contracts totaling 215 billion Chilean pesos.  In connection with these transactions, PPL Energy Supply entered into forward contracts with PPL that have terms identical to those executed by PPL.  Of these forward sale contracts, 161 billion Chilean pesos are to hedge PPL Energy Supply's net investment in Emel, while 54 billion Chilean pesos are to partially hedge the proceeds from the anticipated sale of Emel.  The settlement date of these forwards is December 2007.  At June 30, 2007, the market value of these positions, representing the amount PPL Energy Supply would pay upon their termination, was $8 million.  PPL Energy Supply estimated that its potential additional exposure to a change in the market value of these instruments, through a 10% adverse movement in foreign currency exchange rates, was $44 million at June 30, 2007.

PPL executed forward sale contracts totaling £22.5 million.  In connection with these transactions, PPL Energy Supply entered into forward contracts with PPL that have terms identical to those executed by PPL.  These forward sale contracts are to partially hedge PPL Energy Supply's net investment in WPD.  The settlement date of these forwards is January 2008.  At June 30, 2007, the market value of these positions, representing the amount PPL would pay upon their termination was insignificant.  PPL estimated that its potential additional exposure to a change in the market value of these instruments, through a 10% adverse movement in foreign currency exchange rates, was $4 million at June 30, 2007.

PPL Energy Supply has entered into a forward contract to purchase 5.1 million Euros in order to protect against fluctuations in the Euro exchange rate, in connection with the purchase of equipment.  The settlement date of this contract is January 2008.  At June 30, 2007, the market value of this position, representing the amount PPL Energy Supply would receive upon its termination, was insignificant.  PPL Energy Supply estimated that its potential exposure to a change in the market value of this instrument, through a 10% adverse movement in foreign currency exchange rates, was insignificant at June 30, 2007.

Nuclear Decommissioning Trust Funds - Securities Price Risk

In connection with certain NRC requirements, PPL Susquehanna maintains trust funds to fund certain costs of decommissioning the Susquehanna nuclear station.  As of June 30, 2007, these funds were invested primarily in domestic equity securities and fixed-rate, fixed-income securities and are reflected at fair value on PPL Energy Supply's Balance Sheet.  The mix of securities is designed to provide returns sufficient to be used to fund Susquehanna's decommissioning and to compensate for inflationary increases in decommissioning costs.  However, the equity securities included in the trusts are exposed to price fluctuation in equity markets, and the values of fixed-rate, fixed-income securities are exposed to changes in interest rates.  PPL actively monitors the investment performance and periodically reviews asset allocation in accordance with its nuclear decommissioning trust policy statement.  At June 30, 2007, a hypothetical 10% increase in interest rates and a 10% decrease in equity prices would have resulted in an estimated $41 million reduction in the fair value of the trust assets.  See Note 21 in PPL Energy Supply's 2006 Form 10-K for more information regarding the nuclear decommissioning trust funds.

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

Acquisitions, Development and Divestitures

PPL continuously evaluates strategic options for its business segments and from time to time, PPL Energy Supply and its subsidiaries are involved in negotiations with third parties regarding acquisitions and dispositions of businesses and assets, joint ventures and development projects which may or may not result in definitive agreements.  Any such transactions may impact future financial results.  See Note 8 to the Financial Statements for information regarding such recent transactions.

PPL Energy Supply is currently planning incremental capacity increases of 343 MW at several existing domestic generating facilities.  Offsetting this increase is an expected 30 MW reduction in generation capability at each of the Brunner Island and Montour plants, due to the estimated increases in station service usage during the scrubber operation.  See Note 10 to the Financial Statements for additional information, as well as information regarding the planned shut down of two 150 MW generating units at PPL Martins Creek in September 2007.

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

Results of Operations

The following discussion, which explains significant changes in principal items on PPL Electric's Statements of Income, compares the three and six months ended June 30, 2007, with the same periods in 2006.

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

Earnings

Income available to PPL was:

Three Months Ended June 30,		Six Months Ended June 30,
2007	2006	2007	2006

$30	$30	$82	$81

The after-tax changes in income available to PPL between these periods were due to:

	June 30, 2007 vs. June 30, 2006
	Three Months Ended		Six Months Ended

Delivery revenues (net of CTC/ITC amortization, interest expense on transition bonds and ancillary charges)		$5	$10
Operation and maintenance expenses		(2)	(4)
Depreciation		(3)	(5)
	$		$1

The period-to-period changes in significant earnings components are explained in the "Statement of Income Analysis."

PPL Electric's period-to-period earnings were affected by a number of factors, including higher delivery revenues which were primarily due to 6% and 5% increases in sales volumes for the three and six months ended June 30, 2007, due in part to the impact of favorable weather in 2007 on residential and commercial sales and normal load growth.

Outlook

PPL Electric expects to have modest earnings growth in 2007 compared with 2006, excluding special items, with load growth being offset by increased operation and maintenance expenses.

In March 2007, PPL Electric filed a request with the PUC to increase distribution rates by approximately $84 million (subsequently amended to $77 million).  The PUC's review of the distribution rate request is expected to take about nine months.  The proposed distribution rate increase, as amended, would result in a 2.4% increase over PPL Electric's present rates and would be effective January 1, 2008.  PPL Electric cannot predict the outcome of this proceeding.

In May 2007, the PUC approved PPL Electric's plan to procure default electricity supply in 2010 for retail customers who do not choose an alternative competitive supplier after PPL Electric's PLR contract with PPL EnergyPlus expires.  Under the plan, PPL Electric will issue a series of competitive bids for such supply in 2007, 2008 and 2009.  The price customers pay in 2010 will result from a blend of contracts from these competitive bids.  Based on the PUC-approved bid solicitation schedule, PPL Electric issued the first series of competitive bids for 850 MW of electricity supply in May 2007; received the competitive bid proposals by July 23, 2007; and obtained PUC approval of the winning proposals on July 26, 2007.  The average generation supply price, including Pennsylvania gross receipts tax, from this first of six competitive solicitations for residential customers is $96.30 per MWh and for small commercial and industrial customers is $99.46 per MWh.  If the prices paid in this supply purchase were to be the same for the remaining five purchases, the average residential customer's monthly bill in 2010 would increase by approximately 28% over 2009 levels, while small commercial and industrial bills would increase between 18% to 37%.  (The estimated increases exclude any potential rate increases from the current rate proceeding.)

In May 2007, the PUC also approved final regulations regarding the obligation of Pennsylvania electric utilities to provide default electricity supply in 2011 and beyond.  The new regulations provide that default service providers will acquire electricity supply at prevailing market prices pursuant to procurement and implementation plans approved by the PUC.  The regulations also address the utilities' recovery of market supply costs.  The final regulations will become effective after review by several other state agencies and official publication in Pennsylvania.

Statement of Income Analysis --

Retail Electric

The increases in revenues from retail electric operations were attributable to:

	June 30, 2007 vs. June 30, 2006
	Three Months Ended	Six Months Ended

PLR electric delivery	$29	$66
Electric delivery	15	29
Other	(2)	(1)
	$42	$94

Higher PLR revenues and electric delivery revenues were primarily attributable to 6% and 5% increases in sales volume for the three and six months ended June 30, 2007, due in part to the impact of favorable weather in 2007 on residential and commercial sales and normal load growth.

Wholesale Electric to Affiliate

PPL Electric has a contract to sell to PPL EnergyPlus the electricity that PPL Electric purchases under contracts with NUGs.  The decreases of $2 million and $4 million in wholesale revenue to affiliate for the three and six months ended June 30, 2007, compared with the same periods in 2006, were primarily due to lower generation at several NUG facilities during 2007.  PPL Electric therefore had less electricity to purchase from the NUG facilities, and then sell to PPL EnergyPlus in 2007.

Energy Purchases from Affiliate

The increases in energy purchases from affiliate of $27 million and $62 million for the three and six months ended June 30, 2007, compared with the same periods in 2006, reflect an increase in PLR load, as well as higher prices for energy purchased under the power supply contracts with PPL EnergyPlus needed to support the PLR load.

Other Operation and Maintenance

The increases in other operation and maintenance expenses were due to:

	June 30, 2007 vs. June 30, 2006
	Three Months Ended	Six Months Ended

Advertising	$2	$3
Insurance premiums	1	3
	$3	$6

Depreciation

Depreciation expense increased $5 million and $8 million in the three and six months ended June 30, 2007, compared with the same periods in 2006.  These increases were primarily due to the purchase in September 2006 of equipment previously leased.

Taxes, Other Than Income

Taxes, other than income increased by $6 million during the six months ended June 30, 2007, compared with the same period in 2006. The increase was primarily due to a $7 million increase in domestic gross receipts tax expense resulting from a 5% increase in sales volume, offset by a $1 million decrease in domestic capital stock tax expense.

Other Income - net

See Note 12 to the Financial Statements for details of other income.

Financing Costs

The decreases in financing costs, which include "Interest Expense," "Interest Expense with Affiliate" and "Dividends on Preferred Securities," were due to:

	June 30, 2007 vs. June 30, 2006
	Three Months Ended	Six Months Ended

Long-term debt interest expense primarily due to the repayment of transition bonds	$(5)	$(12)
Dividends on 6.25% Series Preference Stock		4
Other		1
	$(5)	$(7)

Financial Condition

Liquidity and Capital Resources

PPL Electric had the following cash and cash equivalents, short-term investments and short-term debt as of the dates noted below:

	June 30, 2007	December 31, 2006

Cash and cash equivalents	$17	$150
Short-term investments		26
	$17	$176
Short-term debt	$96	$42

The $159 million decrease in PPL Electric's cash, cash equivalents and short-term investments position was primarily the result of:

•	the retirement of $157 million of long-term debt;
•	$138 million of capital expenditures; and
•	the payment of $74 million of common stock dividends to PPL; partially offset by
•	$159 million of cash provided by operating activities; and
•	a net increase in short-term debt of $54 million.

Credit Facilities

In May 2007, PPL Electric entered into a $200 million Third Amended and Restated Five-Year Credit Agreement, which extended the term of its existing credit facility to May 2012.  Under certain conditions, PPL Electric may elect to have the principal balance of the loans outstanding on the final maturity date of the facility continue as non-revolving term loans for a period of one year from that final maturity date.  Also, under certain conditions, PPL Electric may request that the facility's principal amount be increased by up to $100 million.  PPL Electric has the ability to cause the lenders under this facility to issue letters of credit.

In July 2007, PPL Electric and a subsidiary extended the expiration date of the credit agreement related to its participation in an asset-backed commercial paper program to July 2008.

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

Moody's, S&P and Fitch did not take any actions related to PPL Electric or PPL Transition Bond Company during the six months ended June 30, 2007.

Capital Expenditures

The schedule below shows PPL Electric's capital expenditure projections as of June 30, 2007, for the years 2007 through 2011.

	Projected
	2007	2008	2009	2010	2011
Construction expenditures (a)
Transmission and distribution facilities	$272	$253	$313	$373	$430
Other	24	20	17	17	21
Total Capital Expenditures	$296	$273	$330	$390	$451

(a)	Construction expenditures include AFUDC, which is expected to be $13 million for the 2007-2011 period.

PPL Electric's capital expenditure projections for the years 2007-2011 total $1.7 billion.  Capital expenditure plans are revised periodically to reflect changes in operational, market and regulatory conditions.  The above schedule has been revised from that which was presented in PPL Electric's 2006 10-K, primarily to reflect the cost for the PJM-approved regional transmission expansion project.  See Note 8 to the Financial Statements for additional information.

PPL Electric plans to fund all of its capital expenditures in 2007 with cash on hand and cash from operations.

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

Interest Rate Risk

PPL Electric has issued debt to finance its operations, which exposes it to interest rate risk.  At June 30, 2007, PPL Electric's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was insignificant.

PPL Electric is also exposed to changes in the fair value of its debt portfolio.  At June 30, 2007, PPL Electric estimated that its potential exposure to a change in the fair value of its debt portfolio, through a 10% adverse movement in interest rates, was $34 million.

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

The registrants' principal executive officers and principal financial officers, based on their evaluation of the registrants' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) have concluded that, as of June 30, 2007, the registrants' disclosure controls and procedures are effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period for which this quarterly report has been prepared.  The aforementioned principal officers have concluded that the disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officers, to allow for timely decisions regarding required disclosure.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
April 1 to April 30, 2007
May 1 to May 31, 2007
June 1 to June 30, 2007	1,690,384	$46.16	1,675,000	$672,667,290
Total	1,690,384		1,675,000	$672,667,290

(1)
Includes 15,384 shares of common stock withheld by PPL as a result of net settlement of restricted stock awards, as permitted under the terms of PPL's Incentive Compensation Plan and Incentive Compensation Plan for Key Employees.

(2)	In June 2007, PPL announced a program to repurchase from time to time up to $750 million of its common stock in open market purchases, pre-arranged trading plans or privately negotiated transactions.

Item 4. Submission of Matters to a Vote of Security Holders

At PPL's Annual Meeting of Shareowners held on May 23, 2007, the shareowners:

(1)	Elected the three nominees for the office of director. The votes for individual nominees were:

		Number of Votes
		For	Withhold Authority
	Stuart Heydt	284,709,294	39,982,183
	Craig A. Rogerson	302,638,157	22,053,320
	W. Keith Smith	302,241,982	22,449,495

(2)
Ratified the appointment of Ernst & Young LLP as independent registered public accounting firm for the year ending December 31, 2007.  The vote was 320,368,553 in favor and 1,508,881 against, with 2,814,043 abstaining.

(3)
Approved a shareowner proposal that recommended that the "Board take each step necessary for adoption of a simple majority vote to apply to the greatest extent possible."  The vote was 188,074,472 in favor and 77,300,762 against, with 6,101,283 abstaining and 53,214,960 broker non-votes.

At PPL Electric's Annual Meeting of Shareowners held on May 24, 2007, the shareowners:

(1)
Elected all six nominees for the office of director.  Dean A. Christiansen, David G. DeCampli, Paul A. Farr, Robert J. Grey, James H. Miller and William H. Spence were elected with 66,368,056 votes cast for each director, no votes cast against and no votes abstaining.

Item 6. Exhibits

10(a)	-	Form of Provider of Last Resort Supply Master Agreement, dated as of July 26, 2007, between PPL Electric Utilities Corporation and PPL EnergyPlus, LLC
10(b)	-	Form of Fifth Amendment to Credit and Security Agreement, dated as of July 30, 2007, by and among PPL Receivables Corporation, PPL Electric Utilities Corporation, Variable Funding Capital Company LLC (successor to Blue Ridge Asset Funding Corporation) and Wachovia Bank, National Association
12(a)	-	PPL Corporation and Subsidiaries Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
12(b)	-	PPL Energy Supply, LLC and Subsidiaries Computation of Ratio of Earnings to Fixed Charges
12(c)	-	PPL Electric Utilities Corporation and Subsidiaries Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended June 30, 2007, filed by the following officers for the following companies:

31(a)	-	James H. Miller for PPL Corporation
31(b)	-	Paul A. Farr for PPL Corporation
31(c)	-	James H. Miller for PPL Energy Supply, LLC
31(d)	-	Paul A. Farr for PPL Energy Supply, LLC
31(e)	-	David G. DeCampli for PPL Electric Utilities Corporation
31(f)	-	J. Matt Simmons, Jr. for PPL Electric Utilities Corporation

Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended June 30, 2007, furnished by the following officers for the following companies:

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

PPL Corporation
(Registrant)

PPL Energy Supply, LLC
(Registrant)

PPL Electric Utilities Corporation
(Registrant)

Date: August 2, 2007	/s/ J. Matt Simmons, Jr.
J. Matt Simmons, Jr.
Vice President and Controller
(Principal Accounting Officer)