Form 10-Q
period 2007-09-30
PPL CORP; PPL ENERGY SUPPLY LLC; PPL ELECTRIC UTILITIES CORP
filed 2007-11-01
CIK 922224, 1161976, 317187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2007
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________ to ___________

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.

1-11459	PPL Corporation (Exact name of Registrant as specified in its charter) (Pennsylvania) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-2758192

333-74794	PPL Energy Supply, LLC (Exact name of Registrant as specified in its charter) (Delaware) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-3074920

1-905	PPL Electric Utilities Corporation (Exact name of Registrant as specified in its charter) (Pennsylvania) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-0959590

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

	Large accelerated filer	Accelerated filer	Non-accelerated filer
PPL Corporation	[ X ]	[ ]	[ ]
PPL Energy Supply, LLC	[ ]	[ ]	[ X ]
PPL Electric Utilities Corporation	[ ]	[ ]	[ X ]

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

PPL Corporation	Yes	No X
PPL Energy Supply, LLC	Yes	No X
PPL Electric Utilities Corporation	Yes	No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

PPL Corporation	Common stock, $.01 par value, 372,196,010 shares outstanding at October 31, 2007.

PPL Energy Supply, LLC	PPL Corporation indirectly holds all of the membership interests in PPL Energy Supply, LLC.

PPL Electric Utilities Corporation	Common stock, no par value, 66,368,056 shares outstanding and all held by PPL Corporation at October 31, 2007.

This document is available free of charge at the Investor Center on PPL's Web site at www.pplweb.com.  However, information on this Web site does not constitute a part of this Form 10-Q.

PPL CORPORATION
PPL ENERGY SUPPLY, LLC
PPL ELECTRIC UTILITIES CORPORATION

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2007

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

2001 Senior Secured Bond Indenture - PPL Electric's Indenture, dated as of August 1, 2001, to The Bank of New York (as successor to JPMorgan Chase Bank), as trustee, as supplemented.

2006 Form 10-K - Annual Report to the SEC on Form 10-K for the year ended December 31, 2006.

APB - Accounting Principles Board.

ARO - asset retirement obligation.

Bcf - billion cubic feet.

Clean Air Act - federal legislation enacted to address certain environmental issues related to air emissions, including acid rain, ozone and toxic air emissions.

COLA - combined construction and operating license application.

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

RMR - reliability must run.

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

VaR - value-at-risk.

FORWARD-LOOKING INFORMATION

Statements contained in this Form 10-Q concerning expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts are "forward-looking statements" within the meaning of the federal securities laws.  Although PPL, PPL Energy Supply and PPL Electric believe that the expectations and assumptions reflected in these statements are reasonable, there can be no assurance that these expectations will prove to be correct.  Forward-looking statements involve a number of risks and uncertainties, and actual results may differ materially from the results discussed in forward-looking statements.  In addition to the specific factors discussed in "Item 1A. Risk Factors" in the companies' 2006 Form 10-K and in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-Q report, the following are among the important factors that could cause actual results to differ materially from the forward-looking statements:

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

New factors that could cause actual results to differ materially from those described in forward-looking statements emerge from time to time, and it is not possible for PPL, PPL Energy Supply or PPL Electric to predict all of such factors, or the extent to which any such factor or combination of factors may cause actual results to differ from those contained in any forward-looking statement.  Any forward-looking statement speaks only as of the date on which such statement is made, and PPL, PPL Energy Supply and PPL Electric undertake no obligation to update the information contained in such statement to reflect subsequent developments or information.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Operating Revenues
Utility	$1,016	$972	$3,074	$2,892
Unregulated retail electric	28	23	73	68
Wholesale energy marketing	516	446	1,144	1,164
Net energy trading margins	10	15	23	26
Energy-related businesses	193	133	563	454
Total	1,763	1,589	4,877	4,604

Operating Expenses
Operation
Fuel	257	236	692	588
Energy purchases	224	284	534	738
Other operation and maintenance	324	299	996	914
Amortization of recoverable transition costs	78	75	229	210
Depreciation	108	105	334	308
Taxes, other than income	73	74	223	213
Energy-related businesses (Note 8)	178	156	581	453
Total	1,242	1,229	3,589	3,424

Operating Income	521	360	1,288	1,180

Other Income - net	23	19	71	55

Interest Expense	117	114	357	338

Income from Continuing Operations Before Income Taxes, Minority Interest and Dividends on Preferred Securities of a Subsidiary	427	265	1,002	897

Income Taxes	88	44	188	214

Minority Interest	1	1	2	2

Dividends on Preferred Securities of a Subsidiary	5	5	14	10

Income from Continuing Operations	333	215	798	671

Income (Loss) from Discontinued Operations (net of income taxes) (Note 8)	(11)	11	72	16

Net Income	$322	$226	$870	$687

Earnings Per Share of Common Stock:
Income from Continuing Operations:
Basic	$0.88	$0.56	$2.08	$1.77
Diluted	0.87	0.55	2.06	1.74
Net income:
Basic	$0.85	$0.59	$2.27	$1.81
Diluted	0.84	0.58	2.25	1.78

Dividends Declared Per Share of Common Stock	$0.305	$0.275	$0.915	$0.825

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Nine Months Ended September 30,
	2007	2006
Cash Flows from Operating Activities
Net income	$870	$687
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	345	326
Amortizations - recoverable transition costs and other	327	234
Pre-tax gain from the sale of the El Salvadoran business	(94)
Pre-tax loss from the sale of interest in the Griffith plant		40
Pension and other postretirement benefits	31	(28)
Deferred income taxes and investment tax credits	(95)	(81)
Impairment of assets	97
Unrealized gains on derivatives and other hedging activities	(68)	(2)
Other	(42)	13
Change in current assets and current liabilities
Accounts receivable	(65)	(2)
Accounts payable	(60)	(14)
Fuel, materials and supplies	23	(22)
Other	71	100
Other operating activities
Other assets	(33)	5
Other liabilities	(55)	2
Net cash provided by operating activities	1,252	1,258

Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(1,121)	(859)
Proceeds from the sale of the El Salvadoran and Bolivian businesses	191
Proceeds from the sale of telecommunication operations	47
Proceeds from the sale of interest in the Griffith plant		115
Purchases of emission allowances	(20)	(68)
Proceeds from the sale of emission allowances	82	42
Purchases of nuclear decommissioning trust investments	(176)	(178)
Proceeds from the sale of nuclear decommissioning trust investments	165	166
Purchases of short-term investments	(516)	(331)
Proceeds from the sale of short-term investments	574	271
Net (increase) decrease in restricted cash	(35)	8
Other investing activities	12	16
Net cash used in investing activities	(797)	(818)

Cash Flows from Financing Activities
Issuance of long-term debt	855	800
Retirement of long-term debt	(904)	(757)
Issuance of common stock	25	13
Repurchase of common stock	(565)
Issuance of preference stock, net of issuance costs		245
Payment of common stock dividends	(343)	(304)
Net increase (decrease) in short-term debt	150	(172)
Other financing activities	(17)	(21)
Net cash used in financing activities	(799)	(196)

Effect of Exchange Rates on Cash and Cash Equivalents	2	1

Net (Decrease) Increase in Cash and Cash Equivalents	(342)	245
Cash and Cash Equivalents at Beginning of Period	794	555
Cash and Cash Equivalents included in Assets Held for Sale	(13)
Cash and Cash Equivalents at End of Period	$439	$800

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	September 30, 2007	December 31, 2006
Assets

Current Assets
Cash and cash equivalents	$439	$794
Short-term investments	308	359
Restricted cash	135	102
Accounts receivable (less reserve: 2007, $39; 2006, $50)	542	591
Unbilled revenues	447	469
Fuel, materials and supplies	320	378
Prepayments	123	79
Deferred income taxes	76	162
Price risk management assets	472	551
Other intangibles	97	124
Assets held for sale (Note 8)	979
Other	19	21
Total Current Assets	3,957	3,630

Investments
Investment in unconsolidated affiliates - at equity	46	47
Nuclear plant decommissioning trust funds	558	510
Other	8	7
Total Investments	612	564

Property, Plant and Equipment
Electric plant in service
Transmission and distribution	8,563	8,836
Generation	8,736	8,744
General	796	779
	18,095	18,359
Construction work in progress	1,131	682
Nuclear fuel	336	354
Electric plant	19,562	19,395
Gas and oil plant	66	373
Other property	191	311
	19,819	20,079
Less: accumulated depreciation	7,696	8,010
Total Property, Plant and Equipment	12,123	12,069

Regulatory and Other Noncurrent Assets
Recoverable transition costs	654	884
Goodwill	974	1,154
Other intangibles	302	367
Price risk management assets	294	144
Other	909	935
Total Regulatory and Other Noncurrent Assets	3,133	3,484

Total Assets	$19,825	$19,747

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	September 30, 2007	December 31, 2006
Liabilities and Equity

Current Liabilities
Short-term debt	$181	$42
Long-term debt	481	1,018
Long-term debt with affiliate trust		89
Accounts payable	539	667
Above market NUG contracts	47	65
Taxes	137	194
Interest	153	109
Dividends	120	111
Price risk management liabilities	529	550
Liabilities held for sale and related minority interest (Note 8)	394
Other	443	503
Total Current Liabilities	3,024	3,348

Long-term Debt	7,171	6,728

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes and investment tax credits	2,059	2,331
Price risk management liabilities	580	459
Accrued pension obligations	320	364
Asset retirement obligations	369	336
Above market NUG contracts	40	71
Other	775	627
Total Deferred Credits and Other Noncurrent Liabilities	4,143	4,188

Commitments and Contingent Liabilities (Note 10)

Minority Interest	26	60

Preferred Securities of a Subsidiary	301	301

Shareowners' Common Equity
Common stock - $0.01 par value (a)	4	4
Capital in excess of par value	2,303	2,810
Earnings reinvested	3,144	2,626
Accumulated other comprehensive loss	(291)	(318)
Total Shareowners' Common Equity	5,160	5,122

Total Liabilities and Equity	$19,825	$19,747

(a)	780 million shares authorized; 375 million shares outstanding at September 30, 2007, and 385 million shares outstanding at December 31, 2006.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Operating Revenues
Wholesale energy marketing	$516	$446	$1,144	$1,164
Wholesale energy marketing to affiliate	453	445	1,356	1,286
Utility	204	174	638	562
Unregulated retail electric	28	23	73	68
Net energy trading margins	10	15	23	26
Energy-related businesses	191	129	557	434
Total	1,402	1,232	3,791	3,540

Operating Expenses
Operation
Fuel	257	236	692	588
Energy purchases	167	231	377	584
Energy purchases from affiliate	43	41	117	119
Other operation and maintenance	238	229	743	681
Depreciation	72	74	227	212
Taxes, other than income	24	25	74	70
Energy-related businesses (Note 8)	177	154	578	437
Total	978	990	2,808	2,691

Operating Income	424	242	983	849

Other Income - net	32	21	80	62

Interest Expense	73	65	217	180

Interest Expense with Affiliates		3	4	9

Income from Continuing Operations Before Income Taxes and Minority Interest	383	195	842	722

Income Taxes	72	26	139	164

Minority Interest	1	1	2	2

Income from Continuing Operations	310	168	701	556

Income from Discontinued Operations (net of income taxes) (Note 8)	13	14	89	14

Net Income	$323	$182	$790	$570

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Nine Months Ended September 30,
	2007	2006

Cash Flows from Operating Activities
Net income	$790	$570
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	234	225
Pre-tax gain from the sale of the El Salvadoran business	(94)
Pre-tax loss from the sale of interest in the Griffith plant		40
Pension and other postretirement benefits	26	(35)
Deferred income taxes and investment tax credits	(25)	23
Impairment of assets	97
Unrealized gains on derivatives and other hedging activities	(70)	(6)
Other	27	28
Change in current assets and current liabilities
Accounts receivable	(61)	(13)
Accounts payable	(95)	(2)
Fuel, materials and supplies	32	(22)
Other	130	112
Other operating activities
Other assets	(26)
Other liabilities	(71)	(23)
Net cash provided by operating activities	894	897

Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(884)	(584)
Proceeds from the sale of the El Salvadoran and Bolivian businesses	191
Proceeds from the sale of telecommunication operations	47
Proceeds from the sale of interest in the Griffith plant		115
Purchases of emission allowances	(20)	(68)
Proceeds from the sale of emission allowances	82	42
Purchases of nuclear decommissioning trust investments	(176)	(178)
Proceeds from the sale of nuclear decommissioning trust investments	165	166
Purchases of short-term investments	(477)	(196)
Proceeds from the sale of short-term investments	509	136
Net (increase) decrease in restricted cash	(27)	4
Other investing activities	7	13
Net cash used in investing activities	(583)	(550)

Cash Flows from Financing Activities
Issuance of long-term debt	6	800
Retirement of long-term debt	(141)	(144)
Distributions to Member	(1,272)	(651)
Contributions from Member	700	116
Net increase (decrease) in short-term debt	111	(172)
Other financing activities	(7)	(28)
Net cash used in financing activities	(603)	(79)

Effect of Exchange Rates on Cash and Cash Equivalents	2	1

Net (Decrease) Increase in Cash and Cash Equivalents	(290)	269
Cash and Cash Equivalents at Beginning of Period	524	227
Cash and Cash Equivalents included in Assets Held for Sale	(13)
Cash and Cash Equivalents at End of Period	$221	$496

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	September 30, 2007	December 31, 2006
Assets

Current Assets
Cash and cash equivalents	$221	$524
Short-term investments	303	328
Restricted cash	79	51
Accounts receivable (less reserve: 2007, $21; 2006, $29)	305	354
Unbilled revenues	293	301
Accounts receivable from affiliates	142	136
Collateral on PLR energy supply to affiliate	300	300
Fuel, materials and supplies	286	330
Prepayments	81	66
Deferred income taxes	118	117
Price risk management assets	471	551
Other intangibles	97	124
Assets held for sale (Note 8)	626
Other	6	10
Total Current Assets	3,328	3,192

Investments
Investment in unconsolidated affiliates - at equity	46	47
Nuclear plant decommissioning trust funds	558	510
Other	5	4
Total Investments	609	561

Property, Plant and Equipment
Electric plant in service
Transmission and distribution	4,295	4,673
Generation	8,736	8,744
General	303	318
	13,334	13,735
Construction work in progress	991	578
Nuclear fuel	336	354
Electric plant	14,661	14,667
Gas and oil plant	66	64
Other property	190	309
	14,917	15,040
Less: accumulated depreciation	5,825	6,115
Total Property, Plant and Equipment	9,092	8,925

Other Noncurrent Assets
Goodwill	974	1,099
Other intangibles	183	245
Price risk management assets	287	135
Other	501	498
Total Other Noncurrent Assets	1,945	1,977

Total Assets	$14,974	$14,655

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	September 30, 2007	December 31, 2006
Liabilities and Equity

Current Liabilities
Short-term debt	$100
Long-term debt	176	$181
Long-term debt with affiliate trust		89
Accounts payable	457	571
Accounts payable to affiliates	15	36
Above market NUG contracts	47	65
Taxes	150	151
Interest	119	82
Deferred revenue on PLR energy supply to affiliate	12	12
Price risk management liabilities	517	541
Liabilities held for sale and related minority interest (Note 8)	326
Other	327	325
Total Current Liabilities	2,246	2,053

Long-term Debt	4,931	5,106

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes and investment tax credits	1,274	1,363
Price risk management liabilities	568	437
Accrued pension obligations	253	279
Asset retirement obligations	369	336
Above market NUG contracts	40	71
Deferred revenue on PLR energy supply to affiliate	14	23
Other	480	393
Total Deferred Credits and Other Noncurrent Liabilities	2,998	2,902

Commitments and Contingent Liabilities (Note 10)

Minority Interest	26	60

Member's Equity	4,773	4,534

Total Liabilities and Equity	$14,974	$14,655

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Operating Revenues
Retail electric	$812	$800	$2,438	$2,333
Wholesale electric to affiliate	43	41	117	119
Total	855	841	2,555	2,452

Operating Expenses
Operation
Energy purchases	55	53	156	155
Energy purchases from affiliate	453	445	1,356	1,286
Other operation and maintenance	104	81	295	266
Amortization of recoverable transition costs	78	75	229	210
Depreciation	34	29	99	86
Taxes, other than income	49	49	149	143
Total	773	732	2,284	2,146

Operating Income	82	109	271	306

Other Income - net	7	7	26	23

Interest Expense	29	34	91	108

Interest Expense with Affiliate	4	4	13	12

Income Before Income Taxes	56	78	193	209

Income Taxes	16	23	62	68

Net Income	40	55	131	141

Dividends on Preferred Securities	5	5	14	10

Income Available to PPL	$35	$50	$117	$131

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Nine Months Ended September 30,
	2007	2006

Cash Flows from Operating Activities
Net income	$131	$141
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	99	86
Amortization - recoverable transition costs and other	242	226
Realization of benefits related to Black Lung Trust assets		(36)
Write-off of storm related costs		11
Other	4	8
Change in current assets and current liabilities
Accounts receivable	(14)	(4)
Accounts payable	(28)	(40)
Prepayments	(52)	(16)
Other	(32)	(17)
Other operating activities
Other assets	13	2
Other liabilities	(4)	(1)
Net cash provided by operating activities	359	360

Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(210)	(200)
Purchases of short-term investments	(32)	(122)
Proceeds from the sale of short-term investments	57	122
Net (increase) decrease in restricted cash	(10)	3
Other investing activities	7	3
Net cash used in investing activities	(188)	(194)

Cash Flows from Financing Activities
Issuance of preference stock, net of issuance costs		245
Issuance of long-term debt	250
Retirement of long-term debt	(483)	(365)
Contribution from PPL		75
Repurchase of common stock from PPL		(200)
Payment of common stock dividends to PPL	(95)	(84)
Net increase in short-term debt	39
Other financing activities	(17)	(5)
Net cash used in financing activities	(306)	(334)

Net Decrease in Cash and Cash Equivalents	(135)	(168)
Cash and Cash Equivalents at Beginning of Period	150	298
Cash and Cash Equivalents at End of Period	$15	$130

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	September 30, 2007	December 31, 2006
Assets

Current Assets
Cash and cash equivalents	$15	$150
Restricted cash	50	43
Accounts receivable (less reserve: 2007, $18; 2006, $19)	233	219
Unbilled revenues	154	163
Accounts receivable from affiliates	6	6
Note receivable from affiliate	300	300
Prepayments	55	3
Prepayment on PLR energy supply from affiliate	12	12
Other	45	101
Total Current Assets	870	997

Property, Plant and Equipment
Electric plant in service
Transmission and distribution	4,268	4,163
General	441	412
	4,709	4,575
Construction work in progress	121	95
Electric plant	4,830	4,670
Other property	2	3
	4,832	4,673
Less: accumulated depreciation	1,849	1,793
Total Property, Plant and Equipment	2,983	2,880

Regulatory and Other Noncurrent Assets
Recoverable transition costs	654	884
Intangibles	119	118
Prepayment on PLR energy supply from affiliate	14	23
Taxes recoverable through future rates	252	256
Other	148	157
Total Regulatory and Other Noncurrent Assets	1,187	1,438

Total Assets	$5,040	$5,315

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	September 30, 2007	December 31, 2006
Liabilities and Equity

Current Liabilities
Short-term debt	$81	$42
Long-term debt	304	555
Accounts payable	58	53
Accounts payable to affiliates	135	164
Taxes	28	58
Collateral on PLR energy supply from affiliate	300	300
Other	95	141
Total Current Liabilities	1,001	1,313

Long-term Debt	1,441	1,423

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes and investment tax credits	757	814
Other	258	206
Total Deferred Credits and Other Noncurrent Liabilities	1,015	1,020

Commitments and Contingent Liabilities (Note 10)

Shareowners' Equity
Preferred securities	301	301
Common stock - no par value (a)	364	364
Additional paid-in capital	424	424
Earnings reinvested	494	470
Total Shareowners' Equity	1,583	1,559

Total Liabilities and Equity	$5,040	$5,315

(a)	170 million shares authorized; 66 million shares outstanding at September 30, 2007 and December 31, 2006.

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

(PPL, PPL Energy Supply and PPL Electric)

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation in accordance with accounting principles generally accepted in the U.S. are reflected in the condensed consolidated financial statements.  All adjustments are of a normal recurring nature, except as otherwise disclosed.  The Balance Sheets as of December 31, 2006, are derived from each Registrant's 2006 audited Balance Sheet.  The financial statements and notes thereto should be read in conjunction with the financial statements and notes contained in each Registrant's 2006 Form 10-K and Form 8-K dated June 21, 2007 for PPL and PPL Energy Supply.  The results of operations for the three and nine months ended September 30, 2007, are not necessarily indicative of the results to be expected for the full year ending December 31, 2007, or other future periods, because results for interim periods can be disproportionately influenced by various factors and developments and seasonal variations.

The classification of certain prior period amounts has been changed to conform to the presentation in the September 30, 2007 financial statements.

(PPL and PPL Energy Supply)

PPL is in the process of selling its Latin American businesses and has announced plans to sell its natural gas distribution and propane businesses.  On the Statements of Income, the operating results of the Latin American and natural gas distribution and propane businesses for the three and nine months ended September 30, 2007 and 2006, are classified as Discontinued Operations.  At September 30, 2007, the assets, liabilities and minority interest related to the yet to be completed divestitures are reflected in the Balance Sheet as "Assets held for sale" and "Liabilities held for sale and related minority interest."  See Note 8 for additional information.  The Statements of Cash Flows do not separately report the cash flows of the Discontinued Operations.

2.	Summary of Significant Accounting Policies

The following accounting policy disclosures represent updates to the "Summary of Significant Accounting Policies" Note in each Registrant's 2006 Form 10-K.

Revenue Recognition (PPL and PPL Energy Supply)

During the third quarter of 2007, PPL recognized $55 million of revenue related to a settlement agreement for cost-based payments based upon the RMR status of units at its Wallingford, Connecticut generating facility.  See Note 10 for additional information.

Depreciation (PPL and PPL Energy Supply)

PPL and its subsidiaries periodically review the useful lives of their long-lived assets.  In 2007, WPD reviewed the useful lives of its distribution network assets.  Based on this review, effective April 1, 2007, the weighted average useful lives were extended to 54 years from 40 years.  The effect of this change in useful lives for the three and nine months ended September 30, 2007, was to decrease depreciation expense by $7 million, or $5 million after tax ($0.01 per share, basic and diluted, for PPL) and $11 million, or $8 million after tax ($0.02 per share, basic and diluted, for PPL).

Income Taxes (PPL, PPL Energy Supply and PPL Electric)

Prior to January 1, 2007, and in accordance with SFAS 5, "Accounting for Contingencies," PPL and its subsidiaries evaluated uncertain tax positions and accrued charges for probable exposures based on management's best estimate of the amount of benefit that should be recognized in the financial statements.

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

Regulation (PPL and PPL Electric)

In August 2006, the Commonwealth Court of Pennsylvania overturned the PUC's decision of December 2004 that allowed PPL Electric to recover, over a 10-year period, restoration costs incurred in connection with Hurricane Isabel in September 2003.  As a result of the PUC's 2004 decision and in accordance with SFAS 71, "Accounting for the Effects of Certain Types of Regulation," PPL Electric had established a regulatory asset for the restoration costs.  Effective January 1, 2005, PPL Electric began billing these costs to customers and amortizing the regulatory asset.  The Commonwealth Court denied recovery of these costs because they were incurred when PPL Electric was subject to capped rates for transmission and distribution services, through December 31, 2004.  As a result of the Court's decision, in the third quarter of 2006, PPL Electric recorded a charge of $11 million, or $7 million after tax, in "Other operation and maintenance" on the Statements of Income, reversed the remaining unamortized regulatory asset of $9 million and recorded a regulatory liability of $2 million for restoration costs previously billed to customers from January 2005 through August 2006.  In August 2007, PPL Electric began refunding these costs on customers' bills, which will continue through December 2009.

New Accounting Standards (PPL, PPL Energy Supply and PPL Electric)

See Note 17 for a discussion of new accounting standards recently adopted or pending adoption.

3.	Segment and Related Information

(PPL and PPL Energy Supply)

See the "Segment and Related Information" Note in each Registrant's 2006 Form 10-K for a discussion of reportable segments.

Financial data for the segments are:

	Three Months Ended September 30,		Nine Months Ended September 30,
PPL	2007	2006	2007	2006
Income Statement Data
Revenues from external customers
Supply	$740	$608	$1,776	$1,684
International Delivery	212	181	665	589
Pennsylvania Delivery	811	800	2,436	2,331
	1,763	1,589	4,877	4,604
Intersegment revenues
Supply	453	445	1,356	1,286
Pennsylvania Delivery	44	41	119	121

Net Income
Supply (a)	205	120	454	337
International Delivery (b)	108	59	319	219
Pennsylvania Delivery (c)	9	47	97	131
	$322	$226	$870	$687

	September 30, 2007	December 31, 2006
Balance Sheet Data
Total assets
Supply	$8,449	$8,039
International Delivery	6,164	6,208
Pennsylvania Delivery	5,212	5,500
	$19,825	$19,747

	Three Months Ended September 30,		Nine Months Ended September 30,
PPL Energy Supply	2007	2006	2007	2006
Income Statement Data
Revenues from external customers
Supply	$1,190	$1,051	$3,126	$2,951
International Delivery	212	181	665	589
	1,402	1,232	3,791	3,540
Net Income
Supply (a)	215	123	471	351
International Delivery (b)	108	59	319	219
	$323	$182	$790	$570

	September 30, 2007	December 31, 2006
Balance Sheet Data
Total assets
Supply	$8,810	$8,447
International Delivery	6,164	6,208
	$14,974	$14,655

(a)	2006 includes the results of discontinued operations of the Griffith plant. See Note 8 for additional information.
(b)	2007 and 2006 include the results of discontinued operations of the Latin American businesses. See Note 8 for additional information.
(c)	2007 and 2006 include the results of discontinued operations of PPL's natural gas distribution and propane businesses. See Note 8 for additional information.

The net income of the International Delivery segment for the three and nine months ended September 30, 2006, reflects accounting adjustments related to prior periods.  During the three months ended September 30, 2006, management determined that it had incorrectly applied the impacts of Chilean inflation in calculating depreciation and deferred income taxes on certain Chilean assets from 1997 through 2006.  As a result, net income was increased by $5 million for the depreciation adjustment in the three months ended September 30, 2006, of which $4 million related to periods prior to 2006 and less than $1 million related to the first and second quarters of 2006.  Net income was also increased by $9 million for the deferred income tax adjustment in the three months ended September 30, 2006, of which $8 million related to periods prior to 2006 and less than $1 million related to the first and second quarters of 2006.  These adjustments were not considered by management to be material to the financial statements of prior periods and were not material to the financial statements for the full year 2006.

4.	Earnings Per Share

(PPL)

Basic EPS is calculated using the weighted-average number of common shares outstanding during the period.  Diluted EPS is calculated using the weighted-average number of common shares outstanding that are increased for additional shares that would be outstanding if potentially dilutive securities were converted to common stock.  Potentially dilutive securities consist of:

•	stock options, restricted stock and restricted stock units granted under the incentive compensation plans;
•	stock units representing common stock granted under the directors compensation programs; and
•	convertible senior notes.

The basic and diluted EPS calculations, and the reconciliation of the shares (in thousands) used in the calculations, are:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Income (Numerator)
Income from continuing operations	$333	$215	$798	$671
Income (loss) from discontinued operations (net of income taxes)	(11)	11	72	16
Net Income	$322	$226	$870	$687

Shares (Denominator)
Shares for Basic EPS	379,896	380,806	383,036	380,269
Add incremental shares:
Convertible Senior Notes	1,710	3,920	1,620	3,212
Stock options and other share-based awards	2,969	2,876	3,002	2,792
Shares for Diluted EPS	384,575	387,602	387,658	386,273

Basic EPS
Income from continuing operations	$0.88	$0.56	$2.08	$1.77
Income (loss) from discontinued operations (net of income taxes)	(0.03)	0.03	0.19	0.04
Net Income	$0.85	$0.59	$2.27	$1.81

Diluted EPS
Income from continuing operations	$0.87	$0.55	$2.06	$1.74
Income (loss) from discontinued operations (net of income taxes)	(0.03)	0.03	0.19	0.04
Net Income	$0.84	$0.58	$2.25	$1.78

During the nine months ended September 30, 2006, 445,000 stock options to purchase PPL common shares were excluded from the computation of diluted EPS because the effect would have been antidilutive.  During the nine months ended September 30, 2007, there were no stock options whose effect would have been antidilutive.

If converted, PPL Energy Supply's 2.625% Convertible Senior Notes due 2023 require cash settlement of the principal amount and permit settlement of any conversion premium in cash or PPL common stock.  Based upon the current conversion rate of 40.2212 shares per $1,000 principal amount of notes (or $24.8625 per share), the Convertible Senior Notes have a dilutive impact when the average market price of PPL common stock equals or exceeds $24.87.  See Note 7 for discussion of attainment of the market price trigger related to the Convertible Senior Notes in 2007.  As of September 30, 2007, $84 million of Convertible Senior Notes remained outstanding.  The maximum number of shares of PPL common stock that could potentially be issued to settle the conversion premium, based upon the current conversion rate, is 3,397,565 shares.  Based on PPL's common stock price at September 30, 2007, the conversion premium equated to 1,573,116 shares, or $73 million.

See Note 7 for discussion of a common stock repurchase program initiated during the second quarter of 2007.

During the nine months ended September 30, 2007, PPL issued 1,671,558 shares of common stock related to the exercise of stock options and vesting of restricted stock units under its stock-based compensation plans.

5.	Income Taxes

(PPL, PPL Energy Supply and PPL Electric)

Reconciliations of income tax expense are:

	Three Months Ended September 30,		Nine Months Ended September 30,
PPL	2007	2006	2007	2006
Reconciliation of Income Tax Expense
Federal income tax on Income from Continuing Operations Before Income Taxes, Minority Interest and Dividends on Preferred Securities of a Subsidiary at statutory tax rate - 35%	$150	$93	$351	$314
Increase (decrease) due to:
State income taxes (a)	11	1	22	13
Amortization of investment tax credit	(3)	(3)	(8)	(8)
Difference related to income recognition of foreign affiliates (net of foreign income taxes)	(4)	(13)	(21)	(28)
U.K. tax rate change (b)	(54)		(54)
Transfer of WPD tax items (c)				(20)
Stranded cost securitization (a)	(2)	(2)	(5)	(5)
Federal income tax credits	(3)	(24)	(55)	(38)
Change in federal tax reserves (a)	(3)	(7)	(33)	(11)
Other	(4)	(1)	(9)	(3)
	(62)	(49)	(163)	(100)
Total income tax expense	$88	$44	$188	$214
Effective income tax rate	20.6%	16.6%	18.8%	23.9%

(a)
For the three months ended September 30, 2007, PPL recorded a $4 million benefit related to state and federal income tax reserves, which consisted of a $3 million benefit reflected in "Change in federal tax reserves" and a $2 million benefit reflected in "Stranded cost securitization," offset by a $1 million state expense reflected in "State income taxes."

For the three months ended September 30, 2006, PPL recorded a $10 million benefit related to state and federal income tax reserves, which consisted of a $7 million benefit reflected in "Change in federal tax reserves," a $2 million benefit reflected in "Stranded cost securitization" and a $1 million benefit reflected in "State income taxes."

For the nine months ended September 30, 2007, PPL recorded a $37 million benefit related to state and federal income tax reserves, which consisted of a $33 million benefit reflected in "Change in federal tax reserves" and a $5 million benefit reflected in "Stranded cost securitization," offset by a $1 million state expense reflected in "State income taxes."

For the nine months ended September 30, 2006, PPL recorded an $11 million benefit related to state and federal income tax reserves, which consisted of an $11 million benefit reflected in "Change in federal tax reserves" and a $5 million benefit reflected in "Stranded cost securitization," offset by a $5 million state expense reflected in "State income taxes."

(b)
In July 2007, the U.K.'s Finance Act 2007, which includes amendments to existing tax law, was enacted.  The most significant change to the tax law was a reduction in the U.K.'s statutory income tax rate.  Effective April 1, 2008, the statutory income tax rate will be reduced from 30% to 28%.  As a result, PPL recorded a $54 million deferred tax benefit during the third quarter of 2007 related to the reduction in its deferred tax liabilities.

(c)
In January 2006, WPD, Hyder's liquidator and a former Hyder affiliate signed an agreement to transfer to the affiliate a future tax liability from WPD and certain surplus tax losses from Hyder.  Inland Revenue, the U.K. taxing authority, subsequently confirmed this agreement.  This transfer resulted in a net reduction of income tax expense of $20 million for the nine months ended September 30, 2006, and a decrease to goodwill of $12 million from the resolution of a pre-acquisition tax contingency pursuant to EITF Issue 93-7, "Uncertainties Related to Income Taxes in a Purchase Business Combination."

	Three Months Ended September 30,		Nine Months Ended September 30,
PPL Energy Supply	2007	2006	2007	2006
Reconciliation of Income Tax Expense
Federal income tax on Income from Continuing Operations Before Income Taxes and Minority Interest at statutory tax rate - 35%	$134	$69	$295	$253
Increase (decrease) due to:
State income taxes (a)	13	4	24	16
Amortization of investment tax credit	(2)	(2)	(6)	(6)
Difference related to income recognition of foreign affiliates (net of foreign income taxes)	(4)	(13)	(21)	(28)
U.K. tax rate change (b)	(54)		(54)
Transfer of WPD tax items (c)				(20)
Federal income tax credits	(7)	(24)	(58)	(38)
Change in federal tax reserves (a)	(2)	(6)	(31)	(9)
Other	(6)	(2)	(10)	(4)
	(62)	(43)	(156)	(89)
Total income tax expense	$72	$26	$139	$164
Effective income tax rate	18.8%	13.3%	16.5%	22.7%

(a)
For the three months ended September 30, 2007, PPL Energy Supply recorded a $1 million benefit related to federal and state income tax reserves, which consisted of a $2 million benefit reflected in "Change in federal tax reserves," offset by a $1 million state expense reflected in "State income taxes."

For the three months ended September 30, 2006, PPL Energy Supply recorded a $5 million benefit related to federal and state income tax reserves, which consisted of a $6 million benefit reflected in "Change in federal tax reserves," offset by a $1 million state expense reflected in "State income taxes."

For the nine months ended September 30, 2007, PPL Energy Supply recorded a $30 million benefit related to federal and state income tax reserves, which consisted of a $31 million benefit reflected in "Change in federal tax reserves," offset by a $1 million state expense reflected in "State income taxes."

For the nine months ended September 30, 2006, PPL Energy Supply recorded a $4 million benefit related to federal and state income tax reserves, which consisted of a $9 million benefit reflected in "Change in federal tax reserves," offset by a $5 million state expense reflected in "State income taxes."

(b)
In July 2007, the U.K.'s Finance Act 2007, which includes amendments to existing tax law, was enacted.  The most significant change to the tax law was a reduction in the U.K.'s statutory income tax rate.  Effective April 1, 2008, the statutory income tax rate will be reduced from 30% to 28%.  As a result, PPL Energy Supply recorded a $54 million deferred tax benefit during the third quarter of 2007 related to the reduction in its deferred tax liabilities.

(c)
In January 2006, WPD, Hyder's liquidator and a former Hyder affiliate signed an agreement to transfer to the affiliate a future tax liability from WPD and certain surplus tax losses from Hyder.  Inland Revenue, the U.K. taxing authority, subsequently confirmed this agreement.  This transfer resulted in a net reduction of income tax expense of $20 million for the nine months ended September 30, 2006, and a decrease to goodwill of $12 million from the resolution of a pre-acquisition tax contingency pursuant to EITF Issue 93-7, "Uncertainties Related to Income Taxes in a Purchase Business Combination."

	Three Months Ended September 30,		Nine Months Ended September 30,
PPL Electric	2007	2006	2007	2006
Reconciliation of Income Tax Expense
Federal income tax on Income Before Income Taxes at statutory tax rate - 35%	$20	$27	$68	$73
Increase (decrease) due to:
State income taxes (a)		2	4	3
Amortization of investment tax credit	(1)	(1)	(2)	(2)
Stranded cost securitization (a)	(2)	(2)	(5)	(5)
Change in federal tax reserves (a)	(1)	(3)	(2)	(2)
Other			(1)	1
	(4)	(4)	(6)	(5)
Total income tax expense	$16	$23	$62	$68
Effective income tax rate	28.6%	29.5%	32.1%	32.5%

(a)
For the three months ended September 30, 2007, PPL Electric recorded a $3 million benefit related to federal and state income tax reserves, which consisted of a $1 million benefit reflected in "Change in federal tax reserves" and a $2 million benefit reflected in "Stranded cost securitization."

For the three months ended September 30, 2006, PPL Electric recorded a $5 million benefit related to federal and state income tax reserves, which consisted of a $3 million benefit reflected in "Change in federal tax reserves" and a $2 million benefit reflected in "Stranded cost securitization."

For the nine months ended September 30, 2007, PPL Electric recorded a $6 million benefit related to federal and state income tax reserves, which consisted of a $2 million benefit reflected in "Change in federal tax reserves" and a $5 million benefit reflected in "Stranded cost securitization," offset by a $1 million state expense reflected in "State income taxes."

For the nine months ended September 30, 2006, PPL Electric recorded a $7 million benefit related to federal and state income tax reserves, which consisted of a $2 million benefit reflected in "Change in federal tax reserves" and a $5 million benefit reflected in "Stranded cost securitization."

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

At September 30, 2007, the "Total unrecognized tax benefits" for PPL, PPL Energy Supply and PPL Electric were $186 million, $110 million and $70 million.  The "Total unrecognized tax benefits and related indirect effects that if recognized would decrease the effective tax rate" for PPL, PPL Energy Supply and PPL Electric were $127 million, $91 million and $31 million.

During the three months ended September 30, 2007, PPL and PPL Energy Supply recognized $4 million of previously unrecognized tax benefits related to prior period tax positions.  PPL and PPL Electric recognized $2 million of previously unrecognized tax benefits due to the lapse of applicable statutes of limitations.

During the nine months ended September 30, 2007, PPL, PPL Energy Supply and PPL Electric recognized $34 million, $27 million and $8 million of previously unrecognized tax benefits due to the lapse of applicable statutes of limitations.  PPL and PPL Energy Supply recognized $6 million of previously unrecognized tax benefits related to prior period tax positions.

At January 1, 2007, it was reasonably possible that during the next twelve months the total amount of unrecognized tax benefits could decrease between $25 million and $106 million for PPL, decrease between $30 million and $91 million for PPL Energy Supply and decrease by up to $9 million for PPL Electric.  At September 30, 2007, it was reasonably possible that during the next twelve months the total amount of unrecognized tax benefits could decrease between $1 million and $77 million for PPL, decrease between $6 million and $62 million for PPL Energy Supply and decrease by up to $9 million for PPL Electric.  These decreases could result from subsequent recognition, derecognition and/or changes in measurement of uncertain tax positions related to the creditability of foreign taxes, the timing and utilization of foreign tax credits and the related impact on alternative minimum tax and other credits, the timing and/or valuation of certain deductions, intercompany transactions and unitary filing groups.  The events that could cause these changes are direct settlements with taxing authorities, litigation, legal or administrative guidance by relevant taxing authorities and the lapse of an applicable statute of limitation.

At January 1, 2007, PPL, PPL Energy Supply and PPL Electric had accrued interest and penalties of $38 million, $30 million and $8 million.  At September 30, 2007, PPL, PPL Energy Supply and PPL Electric had accrued interest and penalties of $33 million, $25 million and $8 million.

PPL and its subsidiaries recognize interest and penalties on unrecognized tax benefits in "Income Taxes" on their Statements of Income.  During the three months ended September 30, 2007, PPL, PPL Energy Supply and PPL Electric recognized an insignificant amount of interest expense on their unrecognized tax benefits.  During the nine months ended September 30, 2007, PPL and PPL Energy Supply recognized a $5 million net benefit from the reversal of accrued interest and penalties, primarily related to the lapse of applicable statutes of limitations, with respect to certain issues.  During the nine months ended September 30, 2007, PPL Electric recognized an insignificant amount of interest on its unrecognized tax benefits.

PPL or its subsidiaries file tax returns in five major tax jurisdictions.  PPL Energy Supply's and PPL Electric's U.S. federal and state tax provision are calculated in accordance with an intercompany tax sharing policy with PPL, which provides that their taxable income be calculated as if PPL Energy Supply and its domestic subsidiaries and PPL Electric and its subsidiaries each filed a separate consolidated tax return.  Based on this tax sharing policy, PPL Energy Supply or its subsidiaries indirectly or directly file tax returns in five major tax jurisdictions and PPL Electric or its subsidiaries indirectly or directly file tax returns in two major tax jurisdictions.  At January 1, 2007, these jurisdictions, as well as the tax years that are no longer subject to examination, were as follows:

	PPL and PPL Energy Supply	PPL Electric
U.S. (federal)	1995 and prior	1995 and prior
Pennsylvania (state)	2000 and prior	2000 and prior
Montana (state)	2002 and prior
U.K. (foreign)	1999 and prior
Chile (foreign)	2002 and prior

(PPL and PPL Energy Supply)

At September 30, 2007, as a result of PPL's plan to dispose of its Latin American businesses, unrecognized tax benefits of $4 million were classified in "Liabilities held for sale and related minority interest."  (See Note 8 for additional information.)  If these unrecognized tax benefits were subsequently recognized, they would not affect the effective tax rate.

6.	Comprehensive Income

(PPL and PPL Energy Supply)

The after-tax components of comprehensive income are:

	Three Months Ended September 30,		Nine Months Ended September 30,
PPL	2007	2006	2007	2006

Net Income	$322	$226	$870	$687
Other comprehensive income:
Foreign currency translation adjustments	23	17	37	99
Defined benefit plans amortization:
Prior service costs	4		11
Net actuarial loss	11		31
Net unrealized gain (loss) on available-for-sale securities (a)	4	7	12	(1)
Net unrealized gain (loss) on qualifying derivatives	22	43	(64)	169
Other	1
Total other comprehensive income	65	67	27	267
Comprehensive Income	$387	$293	$897	$954

PPL Energy Supply
Net Income	$323	$182	$790	$570
Other comprehensive income:
Foreign currency translation adjustments	23	17	37	99
Defined benefit plans amortization:
Prior service costs	3		9
Net actuarial loss	10		30
Net unrealized gain (loss) on available-for-sale securities (a)	4	7	12	(1)
Net unrealized gain (loss) on qualifying derivatives	28	53	(63)	161
Total other comprehensive income	68	77	25	259
Comprehensive Income	$391	$259	$815	$829

(a)
The 2007 amounts exclude unrealized losses on investments in the nuclear decommissioning trust funds.  Such losses represent other-than-temporary impairments and are recognized in earnings.  See Note 21 of each Registrants' 2006 Form 10-K for discussion of 2006 unrealized losses.

(PPL Electric)

PPL Electric's comprehensive income approximates net income.

7.	Credit Arrangements and Financing Activities

Credit Arrangements

(PPL and PPL Energy Supply)

PPL Energy Supply maintains credit facilities in order to enhance liquidity and provide credit support, and as a backstop to its commercial paper program.

In March 2007, PPL Energy Supply extended the expiration date of its 364-day reimbursement agreement to March 2008.  Under the agreement, PPL Energy Supply can cause the bank to issue up to $200 million of letters of credit but cannot make cash borrowings.  At September 30, 2007, there were $65 million of letters of credit outstanding under this agreement.

In May 2007, PPL Energy Supply entered into a $3.4 billion Second Amended and Restated Five-Year Credit Agreement, which amended its previously existing $1.9 billion credit facility and extended the term of the previously existing facility to June 2012.  Under certain conditions, PPL Energy Supply may elect to have the principal balance of the loans outstanding on the final maturity date of the facility continue as non-revolving term loans for a period of one year from that final maturity date.  Also, under certain conditions, PPL Energy Supply may request that the facility's principal amount be increased by up to $500 million.  PPL Energy Supply has the ability to cause the lenders under this facility to issue letters of credit.  At September 30, 2007, PPL Energy Supply had $100 million of cash borrowings, at an interest rate of 5.59%, and $188 million of letters of credit outstanding under this facility.

PPL Energy Supply also maintains a $300 million five-year letter of credit and revolving credit facility expiring in March 2011.  At September 30, 2007, there were no cash borrowings and $212 million of letters of credit outstanding under this facility.  PPL Energy Supply's obligations under this facility are supported by a $300 million letter of credit issued on PPL Energy Supply's behalf under a separate $300 million five-year letter of credit and reimbursement agreement, also expiring in March 2011.

PPL Energy Supply maintains a commercial paper program for up to $500 million to provide an additional financing source to fund its short-term liquidity needs, if and when necessary.  Commercial paper issuances are supported by PPL Energy Supply's $3.4 billion five-year credit facility.  PPL Energy Supply had no commercial paper outstanding at September 30, 2007.

In January 2007, WPD (South West) terminated its £150 million three-year committed credit facility, which was to expire in October 2008.  This facility was replaced by a new £150 million five-year committed credit facility at WPDH Limited that expires in January 2012, with the option to extend the expiration date by a maximum of two years.  WPD (South West) currently maintains two committed credit facilities: a £100 million 364-day facility expiring in November 2007, which is not expected to be renewed, and a £150 million five-year facility expiring in October 2009.  WPD's total committed facilities at September 30, 2007, were £400 million (approximately $807 million).  At September 30, 2007, WPD (South West) also had uncommitted credit facilities of £65 million (approximately $131 million).  At September 30, 2007, there were no cash borrowings outstanding under any of these facilities.

In May 2007, Emel arranged uncommitted credit lines in the amount of 30.4 billion Chilean pesos (approximately $58 million).  At September 30, 2007, there was an insignificant amount of cash borrowings outstanding under these credit lines.

(PPL and PPL Electric)

PPL Electric maintains credit facilities in order to enhance liquidity and provide credit support, and as a backstop to its commercial paper program.

In May 2007, PPL Electric entered into a $200 million Third Amended and Restated Five-Year Credit Agreement, which extended the term of its existing credit facility to May 2012.  Under certain conditions, PPL Electric may elect to have the principal balance of the loans outstanding on the final maturity date of the facility continue as non-revolving term loans for a period of one year from that final maturity date.  Also, under certain conditions, PPL Electric may request that the facility's principal amount be increased by up to $100 million.  PPL Electric has the ability to cause the lenders under this facility to issue letters of credit.  At September 30, 2007, PPL Electric had no cash borrowings and an insignificant amount of letters of credit outstanding under this facility.

PPL Electric maintains a commercial paper program for up to $200 million to provide an additional financing source to fund its short-term liquidity needs, if and when necessary.  Commercial paper issuances are supported by PPL Electric's $200 million five-year credit facility.  PPL Electric had $20 million of commercial paper outstanding at September 30, 2007, with a weighted average interest rate of 5.50%.

At September 30, 2007, $149 million of accounts receivable and $137 million of unbilled revenues were pledged by a PPL Electric subsidiary under the credit agreement related to PPL Electric's and the subsidiary's participation in an asset-backed commercial paper program.  Also at this date, there was $61 million of short-term debt outstanding under the credit agreement at an interest rate of 5.6829%, of which $41 million was being used to cash collateralize letters of credit issued on PPL Electric's behalf.  The funds used to cash collateralize the letters of credit are reported in "Restricted cash" on the Balance Sheet.  At September 30, 2007, based on the accounts receivable and unbilled revenues pledged, an additional $88 million was available for borrowing.  PPL Electric's sale to its subsidiary of the accounts receivable and unbilled revenues is an absolute sale of the assets, and PPL Electric does not retain an interest in these assets.  However, for financial reporting purposes, the subsidiary's financial results are consolidated in PPL Electric's financial statements.  In July 2007, PPL Electric and the subsidiary extended the expiration date of the credit agreement governing the asset-backed commercial paper program to July 2008.  PPL Electric currently expects that it and the subsidiary will continue to renew the credit agreement on an annual basis.

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

Financing Activities

(PPL)

In March 2007, PPL Capital Funding issued $500 million of 2007 Series A Junior Subordinated Notes due 2067 (Notes).  The Notes are fully and unconditionally guaranteed by PPL as to payment of principal, interest and premium, if any.  The Notes mature in March 2067, and are callable at par value beginning in March 2017.  Prior to such time, the Notes may be redeemed at PPL Capital Funding's option at make-whole redemption prices.  The Notes bear interest at 6.70% from the date of issuance into March 2017.  Beginning in March 2017, and continuing up to the maturity date, the Notes bear interest at three-month LIBOR plus 2.665%, reset quarterly.  PPL Capital Funding may defer interest payments on the Notes, from time to time, on one or more occasions for up to ten consecutive years.  Deferred interest payments will accumulate additional interest at a rate equal to the interest rate then applicable to the Notes.  During any period in which PPL Capital Funding defers interest payments on the Notes, subject to certain exceptions, neither PPL Capital Funding nor PPL may (i) declare or pay any cash dividend or distribution on its capital stock, (ii) redeem, purchase, acquire or make a liquidation payment with respect to any of its capital stock, or (iii) make any payments on any debt or any guarantee of debt by PPL that is equal or junior in right of payment to the Notes or the related guarantee by PPL.

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

In connection with the issuance of the Notes, PPL and PPL Capital Funding entered into a Replacement Capital Covenant, in which PPL and PPL Capital Funding agreed for the benefit of holders of a designated series of unsecured long-term indebtedness of PPL or PPL Capital Funding ranking senior to the Notes that (i) PPL Capital Funding will not redeem or purchase the Notes, or otherwise satisfy, discharge or defease the principal amount of the Notes and (ii) neither PPL nor any of its other subsidiaries will purchase the Notes before the end of March 2037, except, subject to certain limitations, to the extent that the applicable redemption or repurchase price or principal amount defeased does not exceed a specified amount of proceeds from the sale of qualifying replacement capital securities during the 180-day period prior to the date of that redemption, repurchase or defeasance.  The designated series of covered debt currently benefiting from the Replacement Capital Covenant is PPL Capital Funding's 4.33% Notes Exchange Series A Due March 2009.

In July 2007, PPL Capital Funding issued $100 million of 6.85% Senior Notes due 2047 (6.85% Notes).  The 6.85% Notes are not subject to redemption prior to July 2012.  Beginning in July 2012, PPL Capital Funding may, at its option, redeem the 6.85% Notes, in whole or in part, at par.  PPL Capital Funding received $97 million of proceeds, net of underwriting fees, from the issuance of the 6.85% Notes.  The proceeds were used for general corporate purposes, including capital expenditures relating to the installation of pollution control equipment by PPL Energy Supply subsidiaries.

(PPL and PPL Energy Supply)

The terms of PPL Energy Supply's 2.625% Convertible Senior Notes due 2023 include a market price trigger that permits holders to convert the notes during any fiscal quarter if the closing sale price of PPL's common stock exceeds $29.83 for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter.  Holders of the Convertible Senior Notes were entitled to convert their notes at any time during the first, second and third quarters of 2007 and are also entitled to convert their notes any time during the fourth quarter of 2007 as a result of the market price trigger being met.  When holders elect to convert the Convertible Senior Notes, PPL Energy Supply is required to settle the principal amount in cash and any conversion premium in cash or PPL common stock.  During the nine months ended September 30, 2007, Convertible Senior Notes in an aggregate principal amount of $18 million were presented for conversion.  The total conversion premium related to these conversions was $15 million, which was settled with 331,831 shares of PPL common stock, along with an insignificant amount of cash in lieu of fractional shares.  At September 30, 2007, $84 million of Convertible Senior Notes remain outstanding.

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

In February 2007, WPD LLP redeemed all of the 8.23% Subordinated Debentures due 2027 that were held by SIUK Capital Trust I.  Upon redemption, WPD LLP paid a premium of 4.115%, or approximately $3 million, on the principal amount of $85 million of subordinated debentures.  In connection with this redemption, SIUK Capital Trust I was required to use all of the proceeds received from the repayment of the subordinated debentures to redeem all of its common and preferred securities.  WPD LLP received $3 million when its investment in SIUK Capital Trust I was liquidated.  See Note 22 of each Registrant's 2006 Form 10-K for a discussion of the trust.  The redemption of the subordinated debentures and the trust's common and preferred securities resulted in a loss of $2 million, after tax, for the nine months ended September 30, 2007, which is included in "Interest Expense" for PPL and "Interest Expense with Affiliates" for PPL Energy Supply on the Statement of Income.  Payment of $29 million was also made to settle related cross-currency swaps and is included on the Statement of Cash Flows as a component of "Retirement of long-term debt."

(PPL and PPL Electric)

In August 2007, PPL Electric issued $250 million of 6.45% Senior Secured Bonds due 2037.  The bonds are secured by (i) an equal principal amount of First Mortgage Bonds issued under the 1945 First Mortgage Bond Indenture and (ii) the lien of the 2001 Senior Secured Bond Indenture, which is junior to the lien of the 1945 First Mortgage Bond Indenture.  The 1945 First Mortgage Bond Indenture and the 2001 Senior Secured Bond Indenture create a lien on substantially all of PPL Electric's distribution properties and certain of its transmission properties, which liens may be released subject to certain circumstances and conditions, and subject to certain exceptions and exclusions.  The bonds may be redeemed at any time prior to maturity at PPL Electric's option at make-whole redemption prices.  PPL Electric received $248 million of proceeds, net of a discount and underwriting fees, from the issuance of the bonds.  The proceeds were used, together with cash on hand, to pay at maturity $255 million aggregate principal amount of PPL Electric's Senior Secured Bonds, 5-7⁄8% Series, due August 2007.

During the nine months ended September 30, 2007, PPL Transition Bond Company made principal payments on transition bonds of $228 million.

Common Stock Repurchase Program (PPL)

In June 2007, PPL's Board of Directors authorized the repurchase by PPL of up to $750 million of its common stock from time to time, in open market purchases, pre-arranged trading plans or privately negotiated transactions.  The specific amount and timing of repurchases is based on a variety of factors, including potential share repurchase price, strategic investment considerations and other market and economic factors.  Through September 30, 2007, PPL repurchased 11,883,192 shares of its common stock for $565 million, which was primarily recorded as a reduction to "Capital in excess of par value" on the Balance Sheet.  Through October 31, 2007, a total of 14,929,892 shares were repurchased for $712 million.

Distributions and Capital Contributions

(PPL)

In February 2007, PPL announced an increase to its quarterly common stock dividend, effective April 1, 2007, to 30.5 cents per share (equivalent to $1.22 per annum).  Future dividends, declared at the discretion of the Board of Directors, will be dependent upon future earnings, cash flows, financial requirements and other factors.

(PPL Energy Supply)

During the nine months ended September 30, 2007, PPL Energy Supply distributed $1.3 billion to its parent company, PPL Energy Funding, and received cash capital contributions of $700 million.

(PPL Electric)

During the nine months ended September 30, 2007, PPL Electric paid common stock dividends of $95 million to PPL.

8.	Acquisitions, Development and Divestitures

(PPL, PPL Energy Supply and PPL Electric)

PPL continuously evaluates strategic options for its business segments and, from time to time, PPL and its subsidiaries are involved in negotiations with third parties regarding acquisitions and dispositions of businesses and assets, joint ventures and development projects, which may or may not result in definitive agreements.  Any such transactions may impact future financial results.

Domestic

Development

(PPL and PPL Energy Supply)

In January 2007, the NRC accepted for review the PPL Susquehanna request to increase the amount of electricity the Susquehanna nuclear plant can generate.  The total expected capacity increase is 159 MW, of which PPL Susquehanna's share would be 143 MW.  In September 2007, the NRC made a preliminary determination that the plant can operate safely at the higher power levels.  PPL Susquehanna's share of the expected capital cost of this project is $282 million.  PPL anticipates NRC final approval by the end of 2007.  If approved, PPL expects the units to operate at the higher power levels after the refueling outages in 2008 for Unit 1 and in 2009 for Unit 2.

In the second quarter of 2007, PPL sent a letter to the NRC indicating its intent to submit a COLA for a third nuclear generating unit adjacent to the Susquehanna plant.  NRC acceptance of the COLA by December 2008 would meet the first requirement to qualify for federal production tax credits and loan guarantees as provided under the Energy Policy Act of 2005.  Requests have also been filed with PJM for transmission feasibility and system impact studies.  PPL estimates that the licensing phase will cost approximately $90 million, most of which would be incurred by the end of 2008.  Licensing costs incurred through September 30, 2007, were not significant.  These cost estimates do not reflect any construction expenditures, nor do they represent a commitment to build.  PPL has made no decision to proceed with development and construction of another nuclear unit and expects that such decision could take as long as four years given an anticipated lengthy approval process.  Additionally, PPL has announced that it would likely only proceed to construction in a joint-venture arrangement.

(PPL and PPL Electric)

In June 2007, PJM approved the construction of a new 130-mile, 500-kilovolt transmission line between the Susquehanna substation in Pennsylvania and the Roseland substation in New Jersey that has been identified as essential to long-term reliability of the mid-Atlantic electricity grid.  PJM determined that the line is needed to prevent potential overloads that could occur in the next decade on several existing transmission lines in the interconnected PJM system.  It was announced by PJM that the line would be jointly built by PPL Electric, FirstEnergy Corporation of Akron, Ohio and Public Service Enterprise Group of Newark, New Jersey.  PJM also announced that construction of the line is estimated to cost $930 million, of which PPL Electric's share is estimated to be at least $326 million.  The new transmission line will require certain regulatory approvals.

Sale of Telecommunication Operations (PPL and PPL Energy Supply)

In the first quarter of 2007, PPL completed a review of strategic options for the transport operations of its domestic telecommunications subsidiary, which offers fiber optic capacity to other telecommunications companies and enterprise customers.  The operating results of this subsidiary are included in the Supply segment.  Due to a combination of significant capital requirements for the telecommunication operations and competing capital needs in PPL's core electricity supply and delivery businesses, PPL decided to actively market these telecommunication operations.  As a result, PPL and PPL Energy Supply recorded a $31 million pre-tax ($18 million after tax) impairment of the telecommunication assets based on their estimated fair value.

In May 2007, PPL reached a definitive agreement to sell its telecommunication operations.  In the second quarter of 2007, PPL and PPL Energy Supply recorded an additional impairment of $3 million pre-tax ($2 million after tax).  In August 2007, PPL completed the sale of its telecommunication operations and recorded an additional impairment of $5 million pre-tax ($3 million after tax).  The impairments are included in "Energy-related businesses" expenses on the Statement of Income.  PPL realized net proceeds of $47 million from the sale.  The proceeds are expected to be used to invest in growth opportunities in PPL's core electricity supply and delivery businesses and/or for the repurchase of securities, including PPL common stock.  As a result of the sale, $65 million of assets (which primarily consisted of PP&E) and $18 million of liabilities were removed from the Balance Sheet during 2007.

Other (PPL and PPL Energy Supply)

See Note 10 for a discussion of the impairment of PPL Energy Supply's synthetic fuel production facilities recorded in June 2006 and an impairment of certain transmission rights recorded in September 2007.

International (PPL and PPL Energy Supply)

Sales

In 2005, WPD sold an equity investment by transferring substantially all risks and rewards of ownership of the two subsidiaries that held the investment, receiving $9 million (at then-current exchange rates).  The gain was deferred until WPD's continuing involvement in the subsidiaries ceased.  In July 2006, WPD ceased involvement with one subsidiary.  At that time, PPL Global recognized a pre-tax gain of $5 million.  In December 2006, WPD ceased involvement with the other subsidiary.  In the first quarter of 2007, due to the one-month lag in foreign subsidiary reporting, PPL Global recognized the remaining pre-tax gain of $5 million.  These gains are included in "Other Income - net" on the Statements of Income.

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

In 2000, WPD acquired Hyder.  Subsequently, WPD sold the majority of Hyder's non-electricity delivery businesses and placed the remaining companies in liquidation.  In March 2006, WPD received $24 million in proceeds as an initial distribution related to the planned ongoing liquidation of the remaining non-electricity delivery businesses.  These proceeds were included in the second quarter 2006 financial results due to the one-month lag in foreign subsidiary reporting.  In August 2006, WPD received an additional distribution of $4 million, of which $3 million was credited to income.  In December 2006, WPD received a further distribution of $4 million, which was included in the first quarter 2007 financial results.  In March 2007, WPD received a further distribution of $2 million, which was included in the second quarter 2007 financial results.  These distributions are included in "Other Income - net" on the Statements of Income.  The Hyder non-electricity delivery businesses are substantially liquidated.  WPD expects to receive further liquidation distributions of up to approximately $3 million.  WPD continues to operate the Hyder electricity delivery business.

Discontinued Operations

(PPL and PPL Energy Supply)

Sale of Latin American Businesses

In March 2007, PPL completed a review of strategic options for its Latin American businesses and announced its intention to sell its regulated electricity delivery businesses in Chile, El Salvador and Bolivia, which are included in the International Delivery segment.

In April 2007, PPL agreed to sell its Bolivian businesses to a group organized by local management and employees of the companies.  As a result of the decision to sell, PPL recorded a $34 million, or $17 million after tax, impairment of the Bolivian businesses in the first quarter of 2007 based on their estimated fair value.  In the second and third quarters of 2007, additional pre- and after-tax impairments of $2 million and $1 million were recorded primarily to offset each period's earnings.  This sale was completed in July 2007.

In May 2007, PPL completed the sale of its El Salvadoran business for $180 million in cash.  PPL recorded a gain of $94 million, or $89 million after tax, as a result of the sale.

As a result of these sales, $186 million of assets, which included $112 million of PP&E and $64 million of current assets, and $89 million of liabilities and related minority interest were removed from the Balance Sheet during 2007.

In September 2007, PPL agreed to sell its entire interest in its Chilean business for $660 million.  The sale is expected to be completed in early November 2007, following a public tender process.

Proceeds of the sales are expected to be used to invest in growth opportunities in PPL's core electricity supply and delivery businesses and/or for the repurchase of securities, including PPL common stock.  In accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the results of operations for the three and nine months ended September 30, 2007 and 2006, have been classified as Discontinued Operations on the Statements of Income.  At September 30, 2007, the assets, liabilities and minority interest related to the yet to be completed divestiture of the Chilean business are reflected in the Balance Sheet as "held for sale."

Following are the components of Discontinued Operations on the Statements of Income related to PPL's Latin American regulated electricity delivery businesses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Operating revenues	$119	$140	$432	$409
Operating expenses (a)	70	116	375	351
Operating income	49	24	57	58
Other income – net	(19)	3	(16)	7
Interest expense (b)	8	11	19	23
Income before income taxes and minority interest	22	16	22	42
Income tax expense (benefit) (c)	11	(1)	31	2
Minority interest	(2)	3	(9)	6
Gain on sale of El Salvadoran business (net of tax expense of $5 million)			89
Income from Discontinued Operations	$13	$14	$89	$34

(a)
The three and nine months ended September 30, 2007, includes the impairments to the carrying value of the Bolivian businesses.  Also included are fees associated with the divestiture of the Latin American businesses of $5 million, or $3 million after tax, for the three and nine months ended September 30, 2007.

(b)
The three and nine months ended September 30, 2007 and 2006, include $3 million and $7 million of interest expense allocated pursuant to EITF 87-24, "Allocation of Interest to Discontinued Operations," based on the discontinued operation's share of the net assets of PPL Energy Supply.

(c)
The three and nine months ended September 30, 2007, include U.S. deferred tax (credits) charges of $(7) million and $20 million.  As a result of PPL's decision to sell its Latin American businesses, it no longer qualifies for the permanently reinvested exception to recording deferred taxes pursuant to APB Opinion No. 23, "Accounting for Income Taxes-Special Areas."

The major classes of "Assets held for sale" and "Liabilities held for sale and related minority interest" on the Balance Sheet at September 30, 2007, related to the Chilean business were as follows (corresponding amounts at December 31, 2006, are also noted for comparative purposes, but have not been reclassified on the Balance Sheet as of that period):

	September 30, 2007	December 31, 2006
Current Assets
Cash and cash equivalents	$13	$16
Accounts receivable	69	60
Other	30	31
Total Current Assets	112	107
PP&E	337	324
Other Noncurrent Assets
Goodwill	140	139
Other	37	27
Total Other Noncurrent Assets	177	166
Total assets held for sale	$626	$597

Current Liabilities
Accounts payable	$37	$36
Other	33	33
Total Current Liabilities	70	69
Long-term Debt	199	194
Deferred Credits and Other Noncurrent Liabilities	33	24
Minority Interest	24	23
Total liabilities held for sale and related minority interest	$326	$310

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

Following are the components of Discontinued Operations on the Statement of Income related to the sale of PPL's interest in the Griffith plant.

	September 30, 2006
	Three Months Ended	Nine Months Ended

Operating revenues	$	$5
Operating expenses		10
Operating loss before income taxes		(5)
Income tax benefit		2
Loss from operations		(3)
Loss on sale of interest (net of tax benefit of $16 million)		(24)
Acceleration of net unrealized gains on derivatives associated with the plant (net of tax expense of $4 million)		7
Loss from Discontinued Operations	$	$(20)

See "Guarantees and Other Assurances" in Note 10 for more information on PPL Energy Supply's indemnifications related to the sale.

(PPL)

Anticipated Sale of Gas and Propane Businesses

In July 2007, PPL completed a review of strategic options for its natural gas distribution and propane businesses and announced its intention to sell these businesses, which are included in the Pennsylvania Delivery segment.

Proceeds of the sale are expected to be used to invest in growth opportunities in PPL's core electricity supply and delivery businesses and/or for the repurchase of securities, including PPL common stock.  PPL expects the sale to be completed during 2008, following the execution of a sales agreement and the receipt of all necessary regulatory approvals.

In accordance with SFAS 144, the results of operations for the three and nine months ended September 30, 2007 and 2006, have been classified as Discontinued Operations on the Statements of Income.  At September 30, 2007, the assets and liabilities are classified as "held for sale" on the Balance Sheet.

Following are the components of Discontinued Operations on the Statements of Income related to PPL's natural gas distribution and propane businesses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Operating revenues	$23	$24	$161	$163
Operating expenses	23	27	145	154
Operating (loss) income		(3)	16	9
Interest expense	1	2	4	4
(Loss) income before income taxes	(1)	(5)	12	5
Income tax expense (benefit) (a)	23	(2)	29	3
Income (Loss) from Discontinued Operations	$(24)	$(3)	$(17)	$2

(a)
As a result of classifying the natural gas distribution and propane businesses as Discontinued Operations and in accordance with EITF 93-17, "Recognition of Deferred Tax Assets for a Parent Company's Excess Tax Basis in the Stock of a Subsidiary That Is Accounted for as a Discontinued Operation," in the third quarter of 2007 PPL recorded a deferred income tax charge of $23 million related to its book/tax basis difference in the investment in these assets.

The major classes of assets and liabilities that are included in "Assets held for sale" and "Liabilities held for sale and related minority interest" on the Balance Sheet at September 30, 2007, were as follows (corresponding amounts at December 31, 2006, are also noted for comparative purposes, but have not been reclassified on the Balance Sheet as of that period):

	September 30, 2007	December 31, 2006
Current Assets
Accounts receivable	$10	$13
Fuel, materials and supplies	23	16
Other	6	5
Total Current Assets	39	34
PP&E	229	224
Regulatory and Other Noncurrent Assets
Goodwill	55	55
Other	30	28
Total Regulatory and Other Noncurrent Assets	85	83
Total assets held for sale	$353	$341

Current Liabilities
Accounts payable	$10	$14
Other	20	4
Total Current Liabilities	30	18
Long-term Debt	10	10
Deferred Credits and Other Noncurrent Liabilities	28	23
Total liabilities held for sale	$68	$51

9.	Pension and Other Postretirement Benefits

(PPL and PPL Energy Supply)

Net periodic pension and other postretirement benefit costs were:

	Pension Benefits
	Three Months Ended September 30,				Nine Months Ended September 30,
	Domestic		International		Domestic		International
	2007	2006	2007	2006	2007	2006	2007	2006
PPL
Service cost	$15	$15	$6	$6	$47	$46	$18	$16
Interest cost	33	31	42	36	99	93	126	104
Expected return on plan assets	(43)	(41)	(57)	(51)	(131)	(123)	(169)	(146)
Amortization of :
Transition obligation	(1)	(1)			(3)	(3)
Prior service cost	5	4	2	1	14	11	4	4
Net actuarial loss		1	14	13	1	2	41	36
Net periodic pension costs prior to settlement charge and special termination benefits	9	9	7	5	27	26	20	14
Settlement charge					3
Special termination benefits	1				1
Net periodic pension costs	$10	$9	$7	$5	$31	$26	$20	$14

PPL Energy Supply
Service cost	$1	$1	$6	$6	$3	$3	$18	$16
Interest cost	1	1	42	36	4	3	126	104
Expected return on plan assets	(2)	(1)	(57)	(51)	(6)	(5)	(169)	(146)
Amortization of :
Prior service cost			2	1			4	4
Net actuarial loss			14	13		1	41	36
Net periodic pension costs prior to special termination benefits		1	7	5	1	2	20	14
Special termination benefits	1				1
Net periodic pension costs	$1	$1	$7	$5	$2	$2	$20	$14
	Other Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
PPL
Service cost	$2	$2	$6	$6
Interest cost	8	7	23	22
Expected return on plan assets	(6)	(5)	(16)	(15)
Amortization of:
Transition obligation	3	2	7	6
Prior service cost	2	2	7	4
Net actuarial loss	2	2	5	7
Net other postretirement benefit costs	$11	$10	$32	$30

(PPL and PPL Electric)

The Pension Protection Act of 2006 (the Act) contains a provision that provides for excess assets held exclusively in Black Lung Trust funds to be used to pay for health benefits other than black lung disease for retired coal miners.  Prior to recognition of this provision of the Act, PPL Electric had a net liability of $36 million for the medical costs of retirees of a PPL subsidiary represented by the United Mine Workers of America (UMWA).  This subsidiary had a Black Lung Trust that was significantly overfunded.  As a result of the Act and the ability to use the excess Black Lung Trust assets to make future benefit payments for the UMWA retiree medical costs, PPL Electric was able to fully offset the UMWA retiree medical liability on its Balance Sheet and record a one-time credit to "Other operation and maintenance" expense on the Statements of Income of $21 million (net of tax expense of $15 million) in the third quarter of 2006.

10.	Commitments and Contingencies

Energy Purchases, Energy Sales and Other Commitments

Energy Purchase Commitments

(PPL and PPL Energy Supply)

PPL and PPL Energy Supply enter into long-term purchase contracts to supply the fuel requirements for generation facilities.  These contracts include commitments to purchase coal, emission allowances, natural gas, oil and nuclear fuel and extend for terms through 2019.  PPL and PPL Energy Supply also enter into long-term contracts for the storage and transportation of natural gas which extend through 2014 and 2032.  Additionally, PPL and PPL Energy Supply have entered into long-term contracts to purchase power that extend for terms through 2017, excluding long-term power purchase agreements for full output of two wind farms.  These wind farm contracts extend for terms through 2027.

In March 2007, PPL Montana entered into a long-term coal purchase and supply agreement, which commences in 2010, for Colstrip Units 1 and 2.  The contract is expected to extend through 2019.

(PPL and PPL Electric)

In July 2007, PPL Electric conducted the first of six competitive solicitations to purchase electricity generation supply in 2010, after its existing PLR contract expires, for customers who do not choose a competitive supplier.  Competitive bids were solicited for 850 MW of generation supply, or one-sixth of PPL Electric's expected supply requirements for these customers in 2010.  For this solicitation, the average generation supply price for 2010, including Pennsylvania gross receipts tax and an adjustment for line losses, is $101.77 per MWh for residential customers and $105.11 per MWh for small commercial and small industrial customers.

In October 2007, PPL Electric conducted the second of six competitive solicitations to purchase electricity generation supply in 2010.  Competitive bids were solicited for an additional 850 MW of generation supply.  For this solicitation, the average generation supply price for 2010, including Pennsylvania gross receipts tax and an adjustment for line losses, is $105.08 per MWh for residential customers and $105.75 per MWh for small commercial and small industrial customers.

See Note 11 for additional information on the existing PLR contracts and the 2010 Supply Master Agreement with PPL EnergyPlus.

Energy Sales Commitments

(PPL and PPL Energy Supply)

In connection with its marketing activities or associated with certain of its power plants, PPL Energy Supply enters into long-term power sales contracts that extend for terms through 2017.  All long-term contracts were executed at prices that approximated market at the time of execution.

In 2007, PPL Energy Supply has entered into full requirements and retail contracts with various counterparties.  These contracts extend through 2012.  Under these contracts, if PPL Energy Supply's credit rating falls below investment grade or PPL Energy Supply's contract exposure exceeds the established credit limit for the contract, then the counterparty has the right to request collateral from PPL Energy Supply.  At September 30, 2007 and December 31, 2006, an insignificant amount of collateral was posted under these contracts.

As a result of PPL Electric's first competitive solicitation process in July 2007, PPL EnergyPlus was one of the successful bidders for 671 MW, with unrelated parties providing the remaining solicited generation supply.

(PPL Energy Supply)

See Note 11 for information on the power supply agreements between PPL EnergyPlus and PPL Electric.

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

The Kerr Dam Project license was jointly issued by the FERC to Montana Power and the Confederated Salish and Kootenai Tribes of the Flathead Reservation in 1985, and required Montana Power to hold and operate the project for 30 years.  The license required Montana Power, and subsequently PPL Montana as a result of the purchase of the Kerr Dam from Montana Power, to continue to implement a plan to mitigate the impact of the Kerr Dam on fish, wildlife and the habitat.  Under this arrangement, PPL Montana has a remaining commitment to spend $16 million between 2007 and 2015, in addition to the annual rental it pays to the tribes.  Between 2015 and 2025, the tribes have the option to purchase, hold and operate the project for the remainder of the license term of 2035.

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

In July 2006, PPL executed an agreement to sell all of its Enron claims to an independent third party for $17 million and further reduced the associated allowance for doubtful accounts in the second quarter of 2006 by $4 million, or $2 million after tax.  PPL received the payment in July 2006.  See "Guarantees and Other Assurances" for information on PPL Energy Supply's potential repayment obligation related to the sale.

Legal Matters

(PPL, PPL Energy Supply and PPL Electric)

PPL and its subsidiaries are involved in legal proceedings, claims and litigation in the ordinary course of business.  PPL and its subsidiaries cannot predict the outcome of such matters, or whether such matters may result in material liabilities.

Montana Power Shareholders' Litigation (PPL and PPL Energy Supply)

In August 2001, a purported class-action lawsuit was filed by a group of shareholders of Montana Power against Montana Power, the directors of Montana Power, certain advisors and consultants of Montana Power, and PPL Montana.  The plaintiffs allege, among other things, that Montana Power was required to, and did not, obtain shareholder approval of the sale of Montana Power's generation assets to PPL Montana in 1999, and thus that sale "was null and void ab initio."  Among the remedies that the plaintiffs are seeking is the establishment of a "resulting and/or constructive trust" on both the generation assets and all profits earned by PPL Montana from the generation assets, plus interest on the amounts subject to the trust.  This lawsuit has been pending in the U.S. District Court of Montana, Butte Division, and the judge has placed this proceeding on hold pending the outcome of certain motions currently before the U.S. Bankruptcy Court for the District of Delaware, the resolution of which may impact this proceeding.  The judge in this case has not yet established a schedule for the purpose of resuming this proceeding.  In September 2007, certain plaintiffs proposed a settlement of certain claims not involving PPL and proposed a status conference to discuss their proposal.  The judge has not yet scheduled a status conference.  PPL and PPL Energy Supply cannot predict the outcome of this matter.

Montana Hydroelectric Litigation (PPL and PPL Energy Supply)

In November 2004, PPL Montana, Avista Corporation and PacifiCorp commenced an action for declaratory judgment in Montana First Judicial District Court seeking a determination that no lease payments or other compensation for their hydropower facilities' use and occupancy of streambeds in Montana can be collected by the State of Montana.  This request for declaratory judgment from the Montana state court was brought following the dismissal of the State of Montana's federal lawsuit seeking such payments or compensation in the U.S. District Court of Montana, Missoula Division, on jurisdictional grounds.  The State's federal lawsuit was founded on allegations that the beds of Montana's navigable rivers became state-owned property upon Montana's admission to statehood, and that the use of them for placement of dam structures, affiliated structures and reservoirs should, under an existing regulatory scheme, trigger lease payments for use of land beneath.  In July 2006, the Montana state court approved a stipulation by the State of Montana that it is not seeking any lease payments or other compensation from PPL Montana for the period prior to PPL Montana's acquisition of the hydropower facilities in December 1999.

PPL Montana’s trial in this state court proceeding commenced on October 22, 2007 and concluded on October 30, 2007.  The State of Montana has asserted at trial that PPL Montana should make a prospective lease payment for use of the State’s streambeds of $6 million per year (adjusted annually for inflation) and a retroactive payment for the 2000-2006 period (including interest) of $41 million.

On October 23, 2007, Avista announced that it had entered into a settlement agreement in its separate proceeding with the State of Montana providing, in pertinent part, that Avista would make prospective lease payments of $4 million per year for use of the State’s streambeds (adjusted annually for inflation and subject to other future adjustments).  Under the settlement agreement, this prospective annual payment by Avista resolves the State’s claims for both past and future rent.

PPL Montana continues to vigorously defend its position in this proceeding.  PPL and PPL Energy Supply cannot predict when a final decision may be rendered in this proceeding or the ultimate outcome.

Regulatory Issues

California ISO and Western Markets (PPL and PPL Energy Supply)

Through its subsidiaries, PPL made $18 million of sales to the California ISO during the period from October 2000 through June 2001, of which $17 million has not been paid to PPL subsidiaries.  Given the myriad of electricity supply problems presently faced by the California electric utilities and the California ISO, PPL cannot predict whether or when it will receive payment.  At September 30, 2007, PPL continues to be fully reserved for underrecoveries of payments for these sales.

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

In June 2003, the FERC took several actions as a result of a number of related investigations.  The FERC terminated proceedings to consider whether to order refunds for spot market bilateral sales made in the Pacific Northwest, including sales made by PPL Montana, during the period December 2000 through June 2001.  In August 2007, the U.S. Court of Appeals for the Ninth Circuit reversed the FERC's decision and ordered the FERC to consider additional evidence.  The FERC also commenced additional investigations relating to "gaming" and bidding practices during 2000 and 2001, but neither PPL EnergyPlus nor PPL Montana believes it is a subject of these investigations.

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

PJM Capacity Litigation (PPL, PPL Energy Supply and PPL Electric)

In December 2002, PPL was served with a complaint against PPL, PPL EnergyPlus and PPL Electric filed in the U.S. District Court for the Eastern District of Pennsylvania by a group of 14 Pennsylvania boroughs that apparently alleged, among other things, violations of the federal antitrust laws in connection with the pricing of installed capacity in the PJM daily market during the first quarter of 2001 and certain breach of contract claims.  These boroughs were wholesale customers of PPL Electric.  In April 2006, the Court dismissed all of the federal antitrust claims and all of the breach of contract claims except for one breach of contract claim by one of the boroughs.  In May 2007, the Court withdrew its April 2006 decision as to one of the federal antitrust claims, but directed additional briefing on alternative grounds for dismissal of that claim.  In September 2007, the Court dismissed that one remaining federal antitrust claim.  Such dismissals are subject to the plaintiffs' right to appeal.  PPL cannot predict the outcome of this proceeding.

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

PPL Energy Supply recorded a loss of $30 million at December 31, 2006, for its share of the claims, and recorded a corresponding payable to PPL Electric.  PPL EnergyPlus recorded $27 million of "Energy purchases" and $3 million of "Interest Expense" on the Statement of Income.

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

In May 2006, the FERC issued an order rejecting the claims of the various parties in the proceeding regarding PPL's Western market-based rate filing and granting PPL Montana market-based rate authority in NorthWestern's control area.  In July 2007, the FERC denied two outstanding requests for rehearing of the FERC order.  Subsequently, various parties in this proceeding filed appeals of the FERC order with the U.S. Court of Appeals for the Ninth Circuit.  In September 2007, a party also filed a complaint with the FERC seeking additional refunds in the event that the U.S. Court of Appeals overturns or reverses the FERC order.  While PPL Montana continues to believe that it does not have market power in NorthWestern's control area and that it has no obligations to make additional sales of power to NorthWestern regardless of the outcome of this proceeding, it cannot predict the outcome of these proceedings.

Currently, if a seller is granted market-based rate authority by the FERC, it may enter into power contracts during the time period for which such authority has been granted.  If the FERC determines that the market is not workably competitive or the seller possesses market power or is not charging just and reasonable rates, the FERC institutes prospective action.  Any contracts entered into pursuant to the FERC's market-based rate authority remain in effect and are generally subject to a high standard of review before the FERC can order any changes.  Recent court decisions by the U.S. Court of Appeals for the Ninth Circuit have raised issues that may make it more difficult for the FERC to continue its program of promoting wholesale electricity competition through market-based rate authority.  These court decisions permit retroactive refunds and a lower standard of review by the FERC for changing power contracts, and could have the effect of requiring the FERC to review in advance most, if not all, power contracts.  The FERC has not yet taken action in response to these recent court decisions, and the U.S. Supreme Court has decided to review one of these decisions.  At this time, PPL cannot predict the impact of these court decisions on the FERC's future market-based rate authority program or on PPL's business.

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

In June 2007, PPL EnergyPlus filed an answer requesting dismissal of the complaint.  In July 2007, the Illinois Attorney General asked the FERC to hold this proceeding in abeyance pending a possible settlement among the Illinois parties, stating that such a settlement, if finalized, would result in dismissal of its FERC complaint.  In August 2007, the Illinois Attorney General, along with other parties, filed a motion to dismiss the complaint with prejudice due to a retail rate and procurement procedure settlement agreement reached among a number of interested parties in the State of Illinois.  In October 2007, the FERC dismissed the complaint with prejudice and terminated the proceeding.

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

Wallingford Cost-Based Rates (PPL and PPL Energy Supply)

In January 2003, PPL Wallingford and PPL EnergyPlus sought from the FERC cost-based payments based upon the RMR status of four units at the Wallingford, Connecticut generating facility.  The FERC initially denied RMR status for the units, and PPL appealed to the U.S. Court of Appeals for the District of Columbia Circuit.  Upon remand by the Court, the FERC reconsidered its decision and in April 2006, conditionally approved the RMR agreement effective February 1, 2003, subject to refund and hearing or settlement procedures to resolve whether the Wallingford units needed the RMR agreement, the proposed cost-based rates under the RMR agreement and the amounts to be recovered for past periods under the RMR agreement.

In September 2006, PPL and certain of the parties filed a written settlement with the FERC.  Under the terms of the settlement, PPL would receive a total of $44 million in settlement of amounts due under the RMR agreement for the period February 1, 2003 through May 31, 2006, and would receive prospective RMR payments until the agreement terminated.  The $44 million in past payments (plus interest) would be paid to PPL in approximately equal monthly installments over a two-year period.  In March 2007, the FERC issued an order approving the settlement agreement, subject to the condition that the parties file revisions to provide that the FERC will be bound to the "just and reasonable" and not the "public interest" standard of review in its consideration of modifications to the agreement.  In October 2007, the FERC approved the parties' compliance filing for the March 2007 order.

In June 2007, the RMR agreement terminated in accordance with the settlement to allow the four Wallingford RMR units to participate in ISO New England's locational forward reserve market.  The ISO New England locational forward reserve market provides revenues to peaking generation units that can quickly come on line from reserve status to meet reliability requirements.

In September 2007, both PPL and ISO New England agreed to start making payments in accordance with the settlement agreement.  Consequently, PPL paid ISO New England $10 million for amounts overcollected from June 2006 to May 2007 and ISO New England started paying PPL monthly installments of approximately $2 million, which will be received for 24 months.  During the third quarter of 2007, PPL recognized $55 million of revenue and $4 million of interest income related to the settlement agreement, of which $21 million had been previously collected.  Of the total amounts recognized during the quarter, $57 million, or $33 million after tax, related to periods prior to 2007.

Maine Transmission Line Rates (PPL and PPL Energy Supply)

PPL holds 100 MW of firm point-to-point transmission service rights associated with an existing transmission line owned by Maine Electric Power Company, Inc. (MEPCO).  MEPCO is owned by Central Maine Power Company, Bangor Hydro Electric Company and Maine Public Service Company.  These transmission rights enable PPL to sell energy and capacity from New Brunswick, Canada into ISO New England.

In August 2007, MEPCO, ISO New England and other New England transmission owners (the Filing Parties) submitted a filing to the FERC seeking to roll the revenue requirement of the MEPCO transmission facilities into the regional transmission rates in New England and to change the ISO New England market rules concerning the use of the transmission line for energy and capacity.  PPL protested this proposal because it fails to preserve and protect pre-existing firm transmission rights currently held on the MEPCO transmission facilities by PPL EnergyPlus. If the proposal were accepted by the FERC as filed, the value of PPL's pre-existing rights on the MEPCO line would be adversely affected.

As a result, in September 2007, PPL recorded a $21 million pre-tax ($12 million after tax) impairment of the transmission rights based on their estimated fair value as determined by an internal model and other analysis.  This charge is included in "Other operation and maintenance" on the Statement of Income.  These transmission rights are a component of the Supply segment.

On October 29, 2007, the FERC issued an order accepting the Filing Parties' proposal, subject to modification of certain matters presented in the filing.  PPL is evaluating the FERC order and its implications.  PPL cannot currently predict whether the conclusions set forth in the FERC order or resolution of the matters in the order subject to modification will result in any additional impairment of these transmission rights.  PPL, however, currently expects that any additional impairment would be insignificant.

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

PPL currently estimates the phase-out range for 2007 to begin at about $57 per barrel (DFPP) and the tax credits to be totally eliminated at about $71 per barrel (DFPP).  PPL currently expects a phase-out of approximately 42% of the gross tax credits produced in 2007, based on its estimate of the DFPP reference price and the phase-out range applicable for 2007.  If the price of crude oil increases above current price levels in 2007, PPL's synthetic fuel tax credits for 2007 could be further reduced or eliminated.  PPL cannot currently predict or estimate with any certainty the final DFPP reference price for crude oil or the phase-out range for 2007.

The synthetic fuel produced at the Somerset and Tyrone facilities has resulted in an aggregate recognition of tax credits of an estimated $321 million for Somerset and $117 million for Tyrone as of September 30, 2007, including estimated amounts for the nine months ended September 30, 2007.  After considering the estimated 2007 phase-out of approximately 42%, PPL recognized $2 million and $30 million of tax credits for Somerset and $1 million and $24 million of tax credits for Tyrone for the three and nine months ended September 30, 2007.

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

PPL also purchases synthetic fuel from unaffiliated third parties, at prices below the market price of coal, for use at its coal-fired power plants.  Fuel cost savings for the nine months ended September 30, 2007, were $18 million.  PPL estimates that, unless these third parties discontinue their synthetic fuel operations and sales to PPL due to the impact of projected DFPP oil prices or otherwise, its purchases from these parties will result in fuel cost savings for the remainder of 2007 of $7 million assuming full production throughout the year.  Synthetic fuel operations will cease as of December 31, 2007.

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

Energy Policy Act of 2005 (PPL, PPL Energy Supply and PPL Electric)

In August 2005, President Bush signed into law the Energy Policy Act of 2005 (the 2005 Energy Act).  The 2005 Energy Act is comprehensive legislation that substantially affects the regulation of energy companies.  The Act amends federal energy laws and provides the FERC with new oversight responsibilities.  Among the important changes that have been or will be implemented as a result of this legislation are:

•	The Public Utility Holding Company Act of 1935 has been repealed. PUHCA significantly restricted mergers and acquisitions in the electric utility sector.
•
The FERC has appointed the North American Electric Reliability Council as the organization to establish and enforce mandatory reliability standards (Reliability Standards) regarding the bulk power system, and the FERC will oversee this process and independently enforce the Reliability Standards, as further described below.

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

Upon implementation, the Reliability Standards will have the force and effect of law, and will apply to all users of the bulk power electricity system, including electric utility companies, generators and marketers.  The FERC has indicated that it intends to vigorously enforce the Reliability Standards using, among other means, civil penalty authority.  The first group of Reliability Standards approved by the FERC became effective in June 2007.  PPL cannot predict the impact that the Reliability Standards will have on PPL, including its capital and operating expenditures, but compliance costs could be significant.

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

Clean Air Interstate Rule

Citing its authority under the Clean Air Act, the EPA has developed standards for ambient levels of ozone and fine particulates in the U.S.  These standards have been upheld following court challenges.  To facilitate attainment of these standards, the EPA has promulgated the Clean Air Interstate Rule (CAIR) for 28 midwestern and eastern states, including Pennsylvania, to reduce sulfur dioxide emissions by about 50% by 2010 and to extend the current seasonal program for reduction in nitrogen oxides emissions to a year-round program starting in 2009.  The CAIR requires further reductions in the CAIR region, starting in 2015, in sulfur dioxide of 30% from 2010 levels, and nitrogen oxides during the ozone season of 17%, from 2009 levels.  The CAIR allows these reductions to be achieved through cap-and-trade programs.  Pennsylvania has not challenged the CAIR, but the rule has been challenged by several states and environmental groups as not being sufficiently strict, and by industry petitioners as being too strict.  In addition, several Canadian environmental groups have petitioned the EPA under the Clean Air Act to revise the CAIR to require deeper reductions in sulfur dioxide and mercury emissions, and the Ozone Transport Commission (OTC) (consisting of Pennsylvania and 11 other states and the District of Columbia) has passed a resolution calling for reductions in sulfur dioxide and nitrogen oxides that are more stringent than those under CAIR.  However, neither the OTC nor the Canadian environmental groups have taken any further action in this regard.

In addition, the EPA has recently proposed tightening the ambient air quality standard for ozone.  A more stringent standard could result in reductions of nitrogen oxides beyond those required under the CAIR.  If additional reductions were required, the costs are not now determinable, but could be significant.

In order to continue meeting existing sulfur dioxide reduction requirements of the Clean Air Act, including the CAIR, PPL is installing flue gas desulfurization systems (scrubbers) at its Montour and Brunner Island plants.  The scrubbers for both Montour units and Unit 3 at Brunner Island are expected to be in-service during 2008 and the scrubber for Units 1 and 2 at Brunner Island is expected to be in-service during 2009.  Based on expected levels of generation and projected emission allowance prices, PPL has determined that it is more economical to install these scrubbers than to purchase significant additional emission allowances to make up the emission allowance shortfalls that would otherwise occur.  In order to meet the year-round reductions in nitrogen oxides under the CAIR, PPL's current plan is to operate the SCRs at Montour Units 1 and 2 year-round, optimize emission reductions from the existing combustion controls and purchase any needed emission allowances on the open market. PPL's current installation plan for the scrubbers and other pollution control equipment (primarily aimed at sulfur dioxide, particulate and nitrogen oxides with co-benefits for mercury emissions reduction) through 2011 reflects a total cost of approximately $1.7 billion.  PPL expects a 30 MW reduction in net generation capability at each of the Brunner Island and Montour plants, due to the estimated increases in station service usage during the scrubber operation.

Mercury

Also citing its authority under the Clean Air Act, the EPA has finalized Clean Air Mercury Regulations (CAMR) that affect coal-fired plants.  These regulations establish a cap-and-trade program to take effect in two phases, with a first phase to begin in January 2010, and a second phase with more stringent caps to begin in January 2018.  Under the CAMR, each state is allocated a mercury emissions cap and is required to develop state implementing regulations that can follow the federal requirements or be more restrictive.  Several states, including Pennsylvania, have challenged the CAMR in the U.S. Court of Appeals for the District of Columbia Circuit as not being sufficiently strict.  PPL cannot predict the outcome and impact of that challenge.

Pennsylvania has adopted its own, more stringent mercury rules.  Pennsylvania's rules require mercury emission limits for each coal-fired generating unit by 2010, that the EPA's CAMR caps be met at each unit without the benefit of an emissions trading program, and that tighter emission limits and the second phase of the CAMR caps be accelerated to begin in 2015.

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

Montana also has finalized its own more stringent rules that would require every coal-fired generating plant in the state to achieve by 2010 reduction levels more stringent than the CAMR's 2018 cap.  Because enhanced chemical injection technologies may not be sufficiently developed to meet this level of reductions by 2010, there is a risk that adsorption/absorption technology with fabric filters at both Colstrip and Corette would be required.  Based on current analysis and industry estimates, PPL estimates that if this technology were required, its capital cost to achieve compliance at its Montana units would be approximately $140 million.

PPL expects both Pennsylvania's and Montana's mercury rules to be challenged in court.  If those rules are overturned and PPL is instead required to comply with the CAMR, PPL expects that it could achieve the 2010 requirements under the CAMR in both Pennsylvania and Montana with only the addition of chemical injection systems and allowance purchases.  In addition to the capital cost for the chemical injection systems in Pennsylvania noted above, PPL estimates that its share of the capital cost for such systems in Montana would be approximately $5 million.  With respect to the 2018 requirements under the CAMR, PPL currently expects that it would be able to comply in Pennsylvania by installing adsorption/absorption technology with fabric filters on half of its generating capacity at a capital cost of approximately $265 million.  In Montana, PPL currently expects that it could achieve the 2018 CAMR requirements with enhanced chemical injection at modest cost.

Regional Haze and Visibility

In addition to the above rules, the Clean Air Visibility Rule was issued by the EPA on June 15, 2005, to address regional haze or regionally-impaired visibility caused by multiple sources over a wide area.  The rule defines Best Available Retrofit Technology (BART) requirements for electric generating units, including presumptive limits for sulfur dioxide and nitrogen oxides controls for large units.  The BART rule requires that in 2007 PPL submit to the Pennsylvania DEP and the EPA (Region 8) its analyses of the visibility impacts of sulfur dioxide, nitrogen oxides and particulate matter emissions from plants covered by the BART rule in each state.  In Pennsylvania, this includes Martins Creek Units 3 and 4, Brunner Island Units 2 and 3 and Montour Units 1 and 2.  In Montana, this includes Colstrip Units 1 and 2 and Corette.

For states in the CAIR region, the EPA has stated that the BART rule does not require states to make reductions in sulfur dioxide or nitrogen oxides beyond those required by CAIR, although states can establish more stringent rules.  The Pennsylvania DEP is not requiring further emission reductions in sulfur dioxide or nitrogen oxides.  However, PPL was required to conduct a BART analysis to address particulate matter emissions.  PPL has completed the BART analysis for the Pennsylvania plants and has submitted the analysis to the Pennsylvania DEP.  The analysis indicates that further reductions are not needed.  However, the Pennsylvania DEP has not yet acted on this report.  PPL cannot predict whether the Pennsylvania DEP will require any such additional reductions to address particulate matter emissions.  If the Pennsylvania DEP were to do so, the costs are not now determinable, but could be significant.

In Montana, the EPA is administering the BART program.  PPL has completed the BART analysis for the Montana plants and has submitted the analysis to the EPA.  The analysis indicates that further reductions are not needed.  However, the EPA has not yet acted on this report.  PPL cannot predict whether the EPA will require any additional reductions to address sulfur dioxide, nitrogen oxides or particulate matter emissions.  If additional reductions are required, the costs are not now determinable, but are not expected to be significant.

In December 2003, PPL Montana, as operator of the Colstrip facility, received an Administrative Compliance Order (ACO) from the EPA pursuant to the Clean Air Act.  The ACO alleges that Units 3 and 4 of the facility have been in violation of the Clean Air Act permit at Colstrip since 1980.  The permit required Colstrip to submit for review and approval by the EPA an analysis and proposal for reducing emissions of nitrogen oxides to address visibility concerns upon the occurrence of certain triggering events.  The EPA asserted that regulations it promulgated in 1980 triggered this requirement.  PPL believes the allegations in the ACO are unfounded.  A settlement in this matter has been reached by PPL and the other Colstrip owners as well as the Northern Cheyenne Tribe and the EPA and was entered by the U.S. District Court for the District of Montana.  The agreement calls for installation of low nitrogen oxides emissions equipment on Colstrip Units 3 and 4, payment of a non-material penalty and financing of an energy efficient project.  PPL Montana's cost of this settlement is anticipated to be approximately $4 million.  PPL is implementing the requirements of the settlement.

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

In October 2005, the EPA proposed changing its rules on how to determine whether a project results in an emissions increase and is therefore subject to review under the "New Source" regulations.  The EPA's proposed tests are consistent with the position of energy companies and industry groups and, if adopted, would substantially reduce the uncertainties under the current regulations.  PPL cannot predict whether these proposed new tests will be adopted.  In addition to proposing these new tests, the EPA also announced in October 2005 that it will not bring new enforcement actions with respect to projects that would satisfy the proposed new tests or the EPA's 2003 clarifications referenced above.  Accordingly, PPL believes that it is unlikely that the EPA will follow up on the information requests that had been issued to PPL Montana's Corette and Colstrip plants by EPA Region 8 in 2000 and 2003, respectively, and to PPL Generation's Martins Creek plant by EPA Region 3 in 2002.  However, states and environmental groups also have been bringing enforcement actions alleging violations of "New Source" requirements by coal-fired plants, and PPL is unable to predict whether such state or citizens enforcement actions will be brought with respect to any of its affiliates' plants.

Opacity

The New Jersey DEP and some New Jersey residents raised environmental concerns with respect to the Martins Creek plant, particularly with respect to sulfur dioxide emissions and the opacity of the plant's plume.  These issues were raised in the context of an appeal by the New Jersey DEP of the Air Quality Plan Approval issued by the Pennsylvania DEP to PPL's Lower Mt. Bethel generating plant.  In October 2003, PPL finalized an agreement with the New Jersey DEP and the Pennsylvania DEP.  Under the agreement, PPL Martins Creek has reduced sulfur dioxide emissions from its Martins Creek power plant and shut down the plant's two 150 MW coal-fired generating units in September 2007, but it may replace or repower them any time in the future so long as it follows all applicable state and federal requirements.  Pursuant to the agreement, the New Jersey DEP withdrew its challenge to the Air Quality Plan Approval for the Lower Mt. Bethel facility.  The agreement did not result in material costs to PPL.  The agreement does not address the issues raised by the New Jersey DEP regarding the visible opacity of emissions from the oil-fired units at the Martins Creek plant.  Similar issues also are being raised by the Pennsylvania DEP.  PPL is continuing to study and negotiate the matter with the Pennsylvania DEP.  If it is determined that actions must be taken to address the visible opacity of these emissions, such actions could result in costs that are not now determinable, but could be significant.

Global Climate Change

In addition to the requirements related to emissions of sulfur dioxide, nitrogen oxides and mercury noted above, there is a growing concern nationally and internationally about global climate change and the contribution of emissions of greenhouse gases including, most significantly, carbon dioxide.  This concern has led to increased interest in legislation at the federal level, actions at the state level, as well as litigation relating to greenhouse gas emissions, including a recent U.S. Supreme Court decision holding that the EPA has the authority to regulate carbon dioxide emissions from motor vehicles under the Clean Air Act.  Increased pressure for carbon dioxide emissions reduction also is coming from investor organizations and the international community.

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

At the regional level, ten northeastern states signed an MOU agreeing to establish a cap-and-trade program, called the Regional Greenhouse Gas Initiative (RGGI).  The program commences in January 2009 and calls for stabilization of carbon dioxide emissions, at base levels established in 2005, from electric power plants larger than 25 MW in capacity.  The MOU also provides for a 10% reduction in carbon dioxide emissions from the base levels by the end of 2018.  In August 2006, a Model Rule was developed by these states.  Each state must develop its own rules for complying within the guidelines of the model rule.  A similar effort is under way in the western part of the country, with California and several other states also having announced their intention to develop a cap-and-trade program for carbon dioxide.

Pennsylvania and Montana have not, at this time, established any mandatory programs to regulate carbon dioxide and other greenhouse gases, and Pennsylvania has not stated an intention to join RGGI.  However, government officials in these states have declared support for state and federal action on climate change issues.  PPL has conducted an inventory of its carbon dioxide emissions and is continuing to evaluate various options for reducing, avoiding, off-setting or sequestering its carbon dioxide emissions.  If legislation or regulations are passed at the federal or state levels imposing mandatory reductions of carbon dioxide and other greenhouse gases on generation facilities, the cost to PPL of such reductions could be significant.

Water/Waste (PPL and PPL Energy Supply)

Martins Creek Fly Ash Release

In August 2005, there was a release of approximately 100 million gallons of water containing fly ash from a disposal basin at the Martins Creek plant used in connection with the operation of the two 150 MW coal-fired generating units at the plant.  This resulted in ash being deposited onto adjacent roadways and fields, and into a nearby creek and the Delaware River.  The leak was stopped, and PPL has determined that the problem was caused by a failure in the disposal basin's discharge structure.  PPL has conducted extensive clean-up and has completed studies, in conjunction with a group of natural resource trustees and the Delaware River Basin Commission, evaluating the effects of the release on the river's sediment, water quality and ecosystem.  These studies do not show any environmental damage attributable to the release.

The Pennsylvania DEP filed a complaint in Commonwealth Court against PPL Martins Creek and PPL Generation, alleging violations of various state laws and regulations and seeking penalties and injunctive relief.  The Delaware Riverside Conservancy and several citizens have been granted the right, without objection from PPL, to intervene in the Pennsylvania DEP's action.  PPL and the Pennsylvania DEP have reached a tentative settlement for the alleged violations.  The Intervenors have objected to this settlement.  The proposed settlement requires PPL to pay $1.5 million in penalties and reimbursement of the DEP's costs, and requires PPL to submit a report on the completed studies of possible natural resource damages.  PPL submitted the assessment report to the agencies in June 2007.  However, the agencies may require additional studies.  In addition, PPL expects the trustees and the Delaware River Basin Commission to seek to recover their costs and/or any damages they determine were caused by the release.

In March 2006, several citizens (including some that have intervened in the Pennsylvania DEP's lawsuit) and two businesses filed a lawsuit in the Superior Court of New Jersey, Warren County, alleging that the fly ash leak caused damage to property along a 40-mile stretch of the Delaware River and asserting that the named plaintiffs are representative of a class of citizens and businesses along the 40-mile stretch of the Delaware River.  PPL exercised its right to move this lawsuit to federal court in New Jersey.  The plaintiffs subsequently sought voluntary dismissal of this action without prejudice.  This request was granted by the Court, subject to the condition that the plaintiffs may not refile any class action.

During 2005, PPL Energy Supply recognized a $48 million pre-tax charge ($31 million after tax) in connection with the then-expected on-site and off-site costs relating to the remediation.  Based on its ongoing assessment of the expected remediation costs, in the first quarter of 2006 PPL Energy Supply reduced the estimate in connection with the current expected costs of the leak by $3 million, of which $2 million relates to off-site costs and the remainder to on-site costs.  In the second quarter 2006, PPL Energy Supply further reduced the estimate of off-site costs by $8 million, primarily due to an insurance claims settlement.  These reductions were included in "Other operation and maintenance" on the Statement of Income.  At September 30, 2007, management's best estimate of the probable loss associated with the Martins Creek ash basin leak remains at $37 million, of which $31 million relates to off-site costs, and the balance to on-site costs.  At September 30, 2007, the remaining contingency for this remediation was $9 million.  PPL and PPL Energy Supply cannot be certain of the outcome of the action initiated by the Pennsylvania DEP, the outcome of the natural resource damage assessment, the outcome of any lawsuit brought by the citizens and businesses and the exact nature of any other regulatory or other legal actions that may be initiated against PPL, PPL Energy Supply or their subsidiaries as a result of the disposal basin leak.

Basin Seepage - Pennsylvania

Seepages have been detected at active and retired wastewater basins at various PPL plants, including the Montour, Brunner Island and Martins Creek generating facilities.  PPL has completed an assessment of some of the seepages at the Montour and Brunner Island facilities and is working with the Pennsylvania DEP to implement abatement measures for those seepages.  PPL is continuing to conduct assessments of other seepages at the Montour and Brunner Island facilities as well as seepages at the Martins Creek facility to determine the appropriate abatement actions.  PPL plans to comprehensively address issues related to wastewater basins at all of its Pennsylvania plants, as part of the process to renew the residual waste permits for these basins that expire within the next two years.  At September 30, 2007, PPL has an insignificant remaining contingency to assess and/or abate seepage from those facilities that have seepages.  In addition, $55 million has been included in the 2007 - 2011 capital budgets to upgrade and/or replace certain wastewater facilities in response to the seepage and for other facility changes.  The potential additional cost to address the identified seepages or other seepages at all of PPL's Pennsylvania plants is not now determinable, but could be significant.

Basin Seepage - Montana

In May 2003, approximately 50 plaintiffs brought an action now pending at the Montana Sixteenth Judicial District Court, Rosebud County, against PPL Montana and the other owners of the Colstrip plant alleging property damage from seepage from the freshwater and wastewater ponds at Colstrip.  In February 2007, six plaintiffs filed a separate lawsuit in the same court against the Colstrip plant owners asserting similar claims.  PPL Montana has undertaken certain groundwater investigation and remediation measures at the Colstrip plant to address groundwater contamination alleged by the plaintiffs as well as other groundwater contamination at the plant.  These measures include proceeding with extending city water to certain residents who live near the plant, some of whom are plaintiffs in the original litigation.  Based on a revised settlement offer at a mandatory mediation session with the original 2003 plaintiffs held in September 2007, PPL Montana has recorded an additional reserve of $1 million for its share of the proposed settlement cost.  PPL Montana may incur further costs based on the outcome of the lawsuits and its additional groundwater investigations and any related remedial measures, which costs are not now determinable, but could be significant.

Other Issues

The EPA has significantly increased the water quality standard for arsenic.  The revised standard became effective in January 2006 and at this time applies only to drinking water.  The revised standard may result in action by individual states that could require several PPL subsidiaries to either further treat wastewater or take abatement action at their power plants, or both.  The cost of complying with any such requirements is not now determinable, but could be significant.

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

The settlement with the Pennsylvania DEP regarding the Brunner Island plant discharge has been incorporated into a new National Pollutant Discharge Elimination System permit for the plant.  PPL filed an appeal to the permit on issues other than the settlement and settlement has been achieved on these other issues.  The costs of this settlement are not material.

The Susquehanna River Basin Commission (SRBC) has alleged that PPL's Susquehanna plant should have obtained a water withdrawal permit when it upgraded its flow meters in 2001 and 2002.  The SRBC has also alleged that the Brunner Island plant may have violated the SRBC's consumptive use regulations by using more water than it was allowed to under SRBC regulations.  PPL reached a settlement and paid the SRBC $500,000 for the purported violation related to the Susquehanna plant, and the SRBC has withdrawn its claims against the Brunner Island plant.

Superfund and Other Remediation

(PPL, PPL Energy Supply and PPL Electric)

PPL Electric is a potentially responsible party at several sites listed by the EPA under the federal Superfund program, including the Columbia Gas Plant Site.  Clean-up actions have been or are being undertaken at all of these sites, the costs of which have not been significant.  However, should the EPA require significantly different or additional measures in the future, the costs of such measures are not determinable, but could be significant.

In 1995, PPL Electric and PPL Generation and, in 1996, PPL Gas Utilities entered into consent orders with the Pennsylvania DEP to address a number of sites that were not being addressed under another regulatory program such as Superfund, but for which PPL Electric, PPL Generation or PPL Gas Utilities may be liable for remediation.  These agreements have now been combined into a single agreement for the companies.  The Consent Order and Agreement (COA) includes potential PCB contamination at certain PPL Electric substations and pole sites; potential contamination at a number of coal gas manufacturing facilities formerly owned or operated by PPL Electric; oil or other contamination that may exist at some of PPL Electric's former generating facilities; and potential contamination at abandoned power plant sites owned by PPL Generation.  This also includes former coal gas manufacturing facilities and potential mercury contamination from gas meters and regulators at PPL Gas Utilities' sites and plugging of abandoned wells by PPL Gas Utilities.

As of September 30, 2007, PPL Electric and PPL Gas Utilities have 109 sites (88 well-plugging sites and 21 sites requiring remediation as discussed above) to address under the new combined COA, and currently no PPL Generation sites are included on the COA site list.  Additional sites formerly owned or operated by PPL Electric, PPL Generation or PPL Gas Utilities are added to the COA on a case-by-case basis.

At September 30, 2007, PPL Electric and PPL Gas Utilities had accrued $3 million and $9 million, respectively, representing the estimated amounts each will have to spend for site remediation, including those sites covered by the COA noted above.  Depending on the outcome of investigations at sites where investigations have not begun or have not been completed, the costs of remediation and other liabilities could be substantial.  PPL and its subsidiaries also could incur other non-remediation costs at sites included in the consent orders or other contaminated sites, the costs of which are not now determinable, but could be significant.

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

(PPL and PPL Energy Supply)

Under the Pennsylvania Clean Streams Law, subsidiaries of PPL Generation are obligated to remediate acid mine drainage at former mine sites and may be required to take additional measures to prevent potential acid mine drainage at previously capped refuse piles.  One PPL Generation subsidiary is pumping mine water at two mine sites, and treating water at one of these sites.  Another PPL Generation subsidiary has installed a passive wetlands treatment system at a third site.  At September 30, 2007, PPL Energy Supply had accrued a discounted liability of $34 million to cover the costs of pumping and treating groundwater at the two mine sites for 50 years and for operating and maintaining passive wetlands treatment at the third site.  PPL Energy Supply discounted this liability at a rate of 5.82%.  Expected undiscounted payments are estimated at $1 million for each of the years from 2007 through 2011, and the expected payments for the work after 2011 are $136 million.

In 1999, the Montana Supreme Court held in favor of several citizens' groups that the right to a clean and healthful environment is a fundamental right guaranteed by the Montana Constitution.  The Montana Supreme Court has recently decided two additional cases relating to the manner in which this fundamental right may be exercised and the proper measurement of damages for environmental impacts to property.  The Court's rulings in these cases make it easier for property owners to pursue restoration damages including cleanup and other remediation expenses that may exceed the fair market value of the impacted property.  These decisions could result in significantly more lawsuits under Montana's environmental laws.  The effect on PPL Montana of any such increase in legal actions is not currently determinable, but could be significant.

(PPL, PPL Energy Supply and PPL Electric)

Future cleanup or remediation work at sites currently under review, or at sites not currently identified, may result in material additional operating costs for PPL subsidiaries that cannot be estimated at this time.

Gas Seepage (PPL)

PPL Gas Utilities owns and operates the Meeker gas storage field and has a partial ownership interest in the Tioga gas storage field, both located in north-central Pennsylvania.  There continues to be an issue with natural gas observed in several drinking water wells that the Pennsylvania DEP has been working to address.  The Pennsylvania DEP has raised concerns that potential leakage of natural gas from the Tioga gas storage field could be contributing to this issue.  To help determine the cause of the natural gas in the potable water wells, the Pennsylvania DEP enlisted the services of the U.S. Geological Survey Department.  The results of the U.S. Geological Survey study were published in mid-2007 and indicate that gas in the groundwater in the area, including in certain residential wells, may be due in part to gas stored in the storage fields.  PPL Gas Utilities is currently performing a technical review of the report and continues to work with the Pennsylvania DEP and the co-owner/operator of the Tioga field to develop a comprehensive study to determine whether gas in the wells is, in fact, due to storage field operations.  In the interim, pending completion of a more detailed study of the issue, PPL Gas Utilities and the co-owner of the Tioga storage field have offered to sample potable water wells and install water treatment systems on any wells in which natural gas exceeds 20 parts per million within an agreed-upon program area.  The cost of the actions in the program area offered by PPL Gas Utilities and the co-owner are not expected to be significant.  The costs of the broader study and any required mitigation actions are not now determinable, but could be significant.

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

Other

Nuclear Insurance (PPL and PPL Energy Supply)

PPL Susquehanna is a member of certain insurance programs that provide coverage for property damage to members' nuclear generating stations.  Facilities at the Susquehanna station are insured against property damage losses up to $2.75 billion under these programs.  PPL Susquehanna is also a member of an insurance program that provides insurance coverage for the cost of replacement power during prolonged outages of nuclear units caused by certain specified conditions.  Under the property and replacement power insurance programs, PPL Susquehanna could be assessed retroactive premiums in the event of the insurers' adverse loss experience.  At September 30, 2007, this maximum assessment was about $38 million.

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

	Recorded Liability at		Exposure at
	September 30, 2007	December 31, 2006	September 30, 2007 (a)		Expiration Date
PPL Energy Supply (b)
Letters of credit issued on behalf of affiliates			$8	(c)	2008
Retroactive premiums under nuclear insurance programs			38
Nuclear claims under The Price-Anderson Act Amendments under The Energy Policy Act of 2005			201	(d)
Contingent purchase price payments to former owners of synfuel projects			6	(e)	2007
Indemnifications for entities in liquidation and sales of assets		$1	321	(f)	2008 to 2012
Assignment of Enron claims			7	(g)		(g)
WPD guarantee of pension and other obligations of unconsolidated entities	$4	4	34	(h)	2017
Tax indemnification related to unconsolidated WPD affiliates			11	(i)	2012

PPL Electric (b)
Guarantee of a portion of an unconsolidated entity's debt			7	(j)	2008

(a)	Represents the estimated maximum potential amount of future payments that could be required to be made under the guarantee.
(b)	Other than the exceptions noted in (c) below, all guarantees of PPL Energy Supply and PPL Electric also apply to PPL on a consolidated basis.
(c)
Represents letters of credit issued at the direction of PPL Energy Supply for the benefit of third parties for assurance against nonperformance by PPL and PPL Gas Utilities.  This is not a guarantee by PPL on a consolidated basis.

(d)	Amount is per incident.
(e)	Actual payments are based primarily upon production levels of the synfuel projects. See "IRS Synthetic Fuels Tax Credits" within this note for further discussion.
(f)
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

(g)
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

(i)
Two WPD unconsolidated affiliates were refinanced during 2005.  Under the terms of the refinancing, WPD has indemnified the lender against certain tax and other liabilities.  At this time, WPD believes that the likelihood of such liabilities arising is remote.

(j)	Reflects principal payments only.

PPL, PPL Energy Supply and PPL Electric and their subsidiaries provide other miscellaneous guarantees through contracts entered into in the normal course of business.  These guarantees are primarily in the form of various indemnifications or warranties related to services or equipment and vary in duration.  The obligated amounts of these guarantees often are not explicitly stated, and the overall maximum amount of the obligation under such guarantees cannot be reasonably estimated.  Historically, PPL, PPL Energy Supply and PPL Electric and their subsidiaries have not made any significant payments with respect to these types of guarantees.  As of September 30, 2007, the aggregate fair value of these indemnifications related to arrangements entered into subsequent to December 31, 2002, was insignificant.

11.	Related Party Transactions

Affiliate Trust (PPL and PPL Energy Supply)

At December 31, 2006, PPL's and PPL Energy Supply's Balance Sheets reflected $89 million of "Long-term debt with affiliate trust."  This debt represented obligations of WPD LLP under 8.23% Subordinated Debentures maturing in February 2027 that were held by SIUK Capital Trust I, a variable interest entity whose common securities were owned by WPD LLP but which was not consolidated by WPD LLP.  In February 2007, WPD LLP redeemed all of the 8.23% Subordinated Debentures that were held by SIUK Capital Trust I.  See Note 7 for further discussion of the redemption.  Interest expense on this obligation was $3 million for the three months ended September 30, 2006, and $2 million and $9 million for the nine months ended September 30, 2007 and 2006.  The redemption resulted in a loss of $2 million being recorded during the first quarter of 2007.  This interest and loss are reflected in "Interest Expense" for PPL and "Interest Expense with Affiliates" for PPL Energy Supply on the Statements of Income.  See Note 22 in each Registrant's 2006 Form 10-K for additional information on the trust.

PLR Contracts (PPL Energy Supply and PPL Electric)

PPL Electric has entered into power sales agreements with PPL EnergyPlus, effective July 2000 and January 2002, in which PPL EnergyPlus will supply all of PPL Electric's PLR load through December 31, 2009.  Under these contracts, PPL EnergyPlus provides electricity at the predetermined capped prices that PPL Electric is authorized to charge its PLR customers.  For the three months ended September 30, 2007 and 2006, these purchases totaled $453 million and $445 million.  For the nine months ended September 30, 2007 and 2006, these purchases totaled $1.4 billion and $1.3 billion.  These purchases include nuclear decommissioning recovery and amortization of an up-front contract payment and are included in the Statements of Income as "Energy purchases from affiliate" by PPL Electric, and as "Wholesale energy marketing to affiliate" by PPL Energy Supply.

Under one of the PLR contracts, PPL Electric is required to make performance assurance deposits with PPL EnergyPlus when the market price of electricity is less than the contract price by more than its contract collateral threshold.  Conversely, PPL EnergyPlus is required to make performance assurance deposits with PPL Electric when the market price of electricity is greater than the contract price by more than its contract collateral threshold.  PPL Electric estimated that, at September 30, 2007, the market price of electricity would exceed the contract price by $2.2 billion.  Accordingly, at September 30, 2007, PPL Energy Supply was required to provide PPL Electric with performance assurance of $300 million, the maximum amount required under the contract.  PPL Energy Supply's deposit with PPL Electric was $300 million at both September 30, 2007 and December 31, 2006.  This deposit is shown on the Balance Sheets as "Collateral on PLR energy supply to/from affiliate," a current asset of PPL Energy Supply and a current liability of PPL Electric.  PPL Electric pays interest equal to the one-month LIBOR plus 0.5% on this deposit, which is included in "Interest Expense with Affiliate" on the Statements of Income.  PPL Energy Supply records the receipt of the interest as affiliated interest income, which is included in "Other Income - net" on the Statements of Income.

In 2001, PPL Electric made a $90 million up-front payment to PPL EnergyPlus in connection with the PLR contracts.  The up-front payment is being amortized by both parties over the term of the PLR contracts.  The unamortized balance of this payment, and other payments under the contract, was $26 million at September 30, 2007 and $35 million at December 31, 2006.  These current and noncurrent balances are reported on the Balance Sheets as "Prepayment on PLR energy supply from affiliate" by PPL Electric and as "Deferred revenue on PLR energy supply to affiliate" by PPL Energy Supply.

Under Pennsylvania law and PUC regulations, PPL Electric is required to buy electricity generation supply for customers who do not choose a competitive supplier.  As previously announced, PPL Electric has conducted two of its six planned competitive solicitations for generation supply in 2010, after its existing PLR contract expires.  Competitive bids have been solicited for 1,700 MW of generation supply, or one-third of PPL Electric's expected supply requirements for these customers in 2010.  An independent company, NERA Economic Consulting, is managing this competitive solicitation process.  NERA compiled the results from the first 850 MW solicitation, which were then presented to and approved by the PUC in July 2007.  The second competitive solicitation results for an additional 850 MW of generation supply were presented by NERA to the PUC on October 2, 2007 and were approved by the PUC on October 4, 2007.  Additional bids will be sought twice each in 2008 and 2009 to secure the remainder of supply needed to serve PPL Electric's customers in 2010.

PPL EnergyPlus was one of the successful bidders in the first competitive solicitation process and has entered into an agreement with PPL Electric to supply up to 671 MW of total peak load in 2010, at an average price of $91.42 per MWh.

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

NUG Purchases (PPL Energy Supply and PPL Electric)

PPL Electric has a reciprocal contract with PPL EnergyPlus to sell electricity purchased under contracts with NUGs.  PPL Electric purchases electricity from the NUGs at contractual rates and then sells the electricity at the same price to PPL EnergyPlus.  For the three months ended September 30, 2007 and 2006, these NUG purchases totaled $43 million and $41 million.  For the nine months ended September 30, 2007 and 2006, these NUG purchases totaled $117 million and $119 million.  These amounts are included in the Statements of Income as "Wholesale electric to affiliate" by PPL Electric, and as "Energy purchases from affiliate" by PPL Energy Supply.

Allocations of Corporate Service Costs (PPL Energy Supply and PPL Electric)

PPL Services provides corporate functions such as financial, legal, human resources and information services.  PPL Services charges the respective PPL subsidiaries for the cost of such services when they can be specifically identified.  The cost of these services that is not directly charged to PPL subsidiaries is allocated to certain subsidiaries based on an average of the subsidiaries' relative invested capital, operation and maintenance expenses, and number of employees.  PPL Services allocated the following amounts, which PPL management believes are reasonable, to PPL Energy Supply and PPL Electric, including amounts applied to accounts that are further allocated between capital and expense.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

PPL Energy Supply	$52	$49	$166	$163
PPL Electric	31	33	94	93

Divestiture of Bolivian Businesses (PPL and PPL Energy Supply)

See Note 8 for details about the July 2007 sale of PPL's Bolivian businesses to a group organized by their local management and employees of the companies.

Intercompany Borrowings

(PPL Energy Supply)

PPL Energy Supply had no notes receivable from affiliates at September 30, 2007 and December 31, 2006.  Interest earned on cash collateral and loans to affiliates, included in "Other Income - net" on the Statements of Income, was $11 million and $5 million for the three months ended September 30, 2007 and 2006, and $23 million and $16 million for the nine months ended September 30, 2007 and 2006.

(PPL Electric)

In August 2004, a PPL Electric subsidiary issued a $300 million demand note to an affiliate.  There was a balance of $300 million outstanding at both September 30, 2007 and December 31, 2006.  Interest is due quarterly at a rate equal to the 3-month LIBOR plus 1% in 2007 and 1.25% in 2006.  This note is shown on the Balance Sheets as "Note receivable from affiliate."  Interest earned on the note is included in "Other Income - net" on the Statements of Income, and was $5 million for both the three months ended September 30, 2007 and 2006.  For the nine months ended September 30, 2007 and 2006, interest earned was $14 million and $15 million.

Intercompany Derivatives (PPL Energy Supply)

In 2007 and 2006, PPL Energy Supply entered into a combination of average rate forwards and average rate options with PPL to sell British pounds sterling.  These hedging instruments have terms identical to average rate forwards and average rate options entered into by PPL with third parties to protect expected income denominated in British pounds sterling.  At September 30, 2007, the total notional amount of these hedging instruments was £47.1 million (approximately $91 million) and the market value of these positions, representing the amount PPL Energy Supply would pay to PPL and PPL would pay to third parties upon their termination, was $3 million and is reflected in "Price risk management liabilities" on the Balance Sheet.  No similar hedging instruments were outstanding at December 31, 2006.  Gains and losses, both realized and unrealized, on these hedging instruments are included in "Other income - net" on the Statements of Income.  For the three and nine months ended September 30, 2007, PPL Energy Supply recorded net losses of $1 million and $4 million.  "Other income - net" includes net losses of an insignificant amount and $3 million related to similar average rate forwards and average rate options for the three and nine months ended September 30, 2006.

In 2007, PPL Energy Supply entered into forward contracts with PPL to sell Chilean pesos.  These hedging instruments have terms identical to forward sales contracts entered into by PPL with third parties.  At September 30, 2007, the total notional amount of these contracts was 215 billion Chilean pesos ($400 million).  Of these forward sales contracts, 161 billion Chilean pesos ($300 million) are to hedge the net investment in Emel, while the remaining 54 billion Chilean pesos ($100 million) are to hedge a portion of the proceeds from the anticipated sale of Emel.  At September 30, 2007, the aggregate market value of these positions, representing the amount PPL Energy Supply would pay to PPL and PPL would pay to third parties upon their termination, was $21 million and is reflected in "Price risk management liabilities" on the Balance Sheet.  Gains and losses are reported in the foreign currency translation adjustment component of accumulated other comprehensive loss on the Balance Sheet for the net investment hedges and "Other income - net" on the Statement of Income for the other hedges.  As of September 30, 2007, the foreign currency translation adjustment component of accumulated other comprehensive loss includes a loss of $16 million.  "Other income - net" includes losses of $3 million and $5 million for the three and nine months ended September 30, 2007.

In 2007, PPL Energy Supply also entered into forward contracts with PPL to sell British pounds sterling to hedge a portion of the net investment in WPD.  These hedging instruments have terms identical to forward sales contracts entered into by PPL with third parties.  At September 30, 2007, the total notional amount of these contracts was £90 million (approximately $178 million).  The market value of these positions, representing the amount PPL Energy Supply would pay to PPL and PPL would pay to third parties upon their termination, was $3 million and is reflected in the foreign currency translation adjustment component of accumulated other comprehensive loss and "Price risk management liabilities" on the Balance Sheet.

Trademark Royalties (PPL Energy Supply)

A PPL subsidiary owns PPL trademarks and bills certain affiliates for their use.  PPL Energy Supply was allocated $12 million and $10 million of this license fee for the three months ended September 30, 2007 and 2006, and $30 million and $27 million for the nine months ended September 30, 2007 and 2006.  These allocations of the license fee are primarily included in "Other operation and maintenance" on the Statements of Income.

12.	Other Income - Net

(PPL, PPL Energy Supply and PPL Electric)

The breakdown of "Other Income - net" was:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
PPL
Other Income
Interest income	$21	$9	$48	$22
Gain on sale of real estate	6		12	1
Earnings on nuclear decommissioning trust	3	3	10	8
Hyder liquidation distributions (Note 8)		3	6	27
Gain on transfer of international equity investment (Note 8)		5	5	5
Equity earnings	1	1	3	3
Gain on sale of investment in an unconsolidated affiliate (Note 8)				3
Miscellaneous - International		1	3	3
Miscellaneous - Domestic	1	2	4	6
Total	32	24	91	78
Other Deductions
Hedging activity	4		8	3
Charitable contributions	1	2	3	4
Taxes, other than income			1	1
Impairment of investment in U.K. real estate (Note 8)				8
Miscellaneous - International	1	2	2	2
Miscellaneous - Domestic	3	1	6	5
Other Income - net	$23	$19	$71	$55

PPL Energy Supply
Other Income
Interest income	$17	$7	$37	$12
Affiliated interest income (Note 11)	11	5	23	16
Earnings on nuclear decommissioning trust	3	3	10	8
Gain (loss) on sale of real estate	7	(1)	8
Hyder liquidation distributions (Note 8)		3	6	27
Gain on transfer of international equity investment (Note 8)		5	5	5
Equity earnings	1	1	3	3
Gain on sale of investment in an unconsolidated affiliate (Note 8)				3
Miscellaneous - International		1	3	3
Miscellaneous - Domestic		1	2	4
Total	39	25	97	81
Other Deductions
Hedging activity	4		8	3
Taxes, other than income			1	1
Impairment of investment in U.K. real estate (Note 8)				8
Miscellaneous - International	1	2	2	2
Miscellaneous - Domestic	2	2	6	5
Other Income - net	$32	$21	$80	$62

PPL Electric
Other Income
Affiliated interest income (Note 11)	$5	$5	$14	$15
Interest income	2	3	7	8
Gain on sale of real estate			4	1
Miscellaneous	1		2
Total	8	8	27	24
Other Deductions	1	1	1	1
Other Income - net	$7	$7	$26	$23

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

PPL and PPL Energy Supply did not recognize any gains or losses resulting from hedges of firm commitments that no longer qualified as fair value hedges for the three and nine months ended September 30, 2007 and 2006.  PPL and PPL Energy Supply also did not recognize significant gains or losses resulting from the ineffective portion of fair value hedges in these periods.

Cash Flow Hedges

PPL and PPL Energy Supply enter into financial and physical contracts, including forwards, futures, swaps and options, to hedge the price risk associated with electric, gas, oil and other commodities.  These contracts range in maturity through 2017.  Additionally, PPL and PPL Energy Supply enter into financial interest rate swap contracts to hedge floating interest rate risk associated with both existing and anticipated debt issuances.  These interest rate swap contracts range in maturity through 2018.  PPL and PPL Energy Supply also enter into foreign currency contracts to hedge the cash flows associated with foreign currency-denominated debt, the exchange rates associated with firm commitments denominated in foreign currencies and the net investment in foreign operations.  These contracts range in maturity through 2028.

Net investment hedge activity is reported in the foreign currency translation adjustment component of other comprehensive income.  During the three and nine months ended September 30, 2007, PPL and PPL Energy Supply recognized net investment hedge losses, after tax, of $8 million and $12 million in other comprehensive income.  During the three and nine months ended September 30, 2006, PPL and PPL Energy Supply recognized insignificant amounts in other comprehensive income related to net investment hedge activity.  At September 30, 2007 and December 31, 2006, $18 million and $6 million of accumulated net investment hedge losses, after tax, were included in the foreign currency translation adjustment component of accumulated other comprehensive loss.

Cash flow hedges are discontinued if it is no longer probable that the original forecasted transaction will occur by the end of the originally specified time periods.  In certain instances, amounts previously recorded in accumulated other comprehensive loss are reclassified to earnings.  During the three and nine months ended September 30, 2007 and the three months ended September 30, 2006, PPL and PPL Energy Supply reclassified an insignificant amount from accumulated other comprehensive loss to earnings.  During the nine months ended September 30, 2006, PPL and PPL Energy Supply reclassified $7 million of unrealized gains associated with the Griffith plant to Discontinued Operations.

For the three and nine months ended September 30, 2007, hedge ineffectiveness associated with energy derivatives was, after tax, a gain of $2 million and a loss of $2 million.  For the three and nine months ended September 30, 2006, hedge ineffectiveness associated with energy derivatives was, after tax, a gain of $2 million and $4 million.

Ineffectiveness associated with interest rate and foreign currency derivatives was insignificant for the three and nine months ended September 30, 2007 and 2006.

This table shows the accumulated net unrealized losses on qualifying derivatives (excluding net investment hedges), after tax, which are included in accumulated other comprehensive loss.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
PPL
Beginning accumulated derivative loss	$(137)	$(120)	$(51)	$(246)
Net change associated with current period hedging activities and other	10	5	(82)	51
Net change from reclassification into earnings (a)	12	38	18	118
Ending accumulated derivative loss	$(115)	$(77)	$(115)	$(77)

PPL Energy Supply
Beginning accumulated derivative loss	$(143)	$(129)	$(52)	$(237)
Net change associated with current period hedging activities and other	18	16	(77)	47
Net change from reclassification into earnings (a)	10	37	14	114
Ending accumulated derivative loss	$(115)	$(76)	$(115)	$(76)

(a)
The nine months ended September 30, 2006, include $7 million for the acceleration of unrealized gains associated with the Griffith plant that have been recorded in Discontinued Operations.  See Note 8 for additional information.

At September 30, 2007, the accumulated net unrealized losses on qualifying derivatives, after tax, that are expected to be reclassified into earnings during the next twelve months is $32 million for PPL and $28 million for PPL Energy Supply.  Amounts are reclassified as the energy contracts go to delivery and as interest payments are made.

Normal Purchase/Normal Sale Exception

PPL's and PPL Energy Supply's "normal" portfolio includes derivative contracts for full requirements energy, emission allowances, gas and capacity; these contracts range in maturity through 2026.  Due to the "normal" election permitted by SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and interpreted, these contracts receive accrual accounting.  The net fair value of these contracts was:

	(Losses) Gains
	September 30, 2007	December 31, 2006

PPL	$(29)	$146
PPL Energy Supply	(26)	154

Economic Activity

PPL and PPL Energy Supply have entered into energy derivative transactions that economically hedge a specific risk, but do not qualify for hedge accounting under SFAS 133.  The unrealized gains and losses on these transactions are considered non-trading activities and are reflected on the Statements of Income in "Wholesale energy marketing" or "Energy-related businesses" revenues, or "Fuel" or "Energy purchases" expenses.  For the three and nine months ended September 30, 2007, the pre-tax net gain reflected in earnings from these transactions, including the amortization of premiums on options, was $19 million and $100 million.

The net gain recorded for the three months ended September 30, 2007, resulted from a $30 million increase in the value of the synthetic fuel hedges as a result of an increase in crude oil prices, partially offset by decreases in electricity positions due to unfavorable changes in market prices.  The net gain recorded for the nine months ended September 30, 2007, resulted from a $66 million increase in the value of the synthetic fuel hedges and a $26 million increase in the mark-to-market value of electricity positions.  Included in this amount are gains totaling $17 million for the fair value of capacity contracts in PJM.  PJM implemented its Reliability Pricing Model (RPM) in April 2007.  Prior to the RPM, PPL recorded valuation reserves for capacity contracts due to the lack of liquidity and reliable, observable prices in the marketplace.  With the implementation of the RPM and the completion of PJM capacity auctions, forward capacity prices became sufficiently observable and PPL no longer reserves for capacity contracts in PJM.

Credit Concentration

(PPL and PPL Energy Supply)

PPL and PPL Energy Supply enter into contracts with many entities for the purchase and sale of energy.  Many of these contracts are considered a normal part of doing business and, as such, the fair value of these contracts is not reflected in the financial statements.  However, the fair value of these contracts is considered when committing to new business from a credit perspective.

PPL and PPL Energy Supply have credit exposures to energy trading partners, the majority of which are related to the fair value of multi-year contracts for energy sales and purchases.  Therefore, if these counterparties fail to perform their obligations under such contracts, PPL and PPL Energy Supply would not experience an immediate financial loss, but would experience lower revenues or higher costs in future years to the extent that replacement sales or purchases could not be made at the same prices as those under the defaulted contracts.

PPL and PPL Energy Supply generally have the right to request collateral from their counterparties in the event that the counterparties' credit ratings fall below investment grade or their exposure exceeds an established credit limit.  It is also the policy of PPL and PPL Energy Supply to enter into netting agreements with all of their counterparties to limit credit exposure.

At September 30, 2007, both PPL and PPL Energy Supply had a credit exposure of $453 million to energy trading partners, excluding the effects of netting arrangements.  No individual counterparty accounted for more than 23% of the exposure.  Ten counterparties accounted for $306 million or 68% of the total exposure.  Seven of these counterparties had an investment grade credit rating from S&P and accounted for 57% of the top 10 exposure.  Of the three counterparties that are not rated investment grade, two have posted collateral in the form of a letter of credit pursuant to the terms and conditions of their respective contracts and all three counterparties are current on their obligations.  As a result of netting arrangements and forward market prices, PPL's and PPL Energy Supply's credit exposure was reduced to zero.

(PPL Electric)

PPL Electric has credit exposure to PPL Energy Supply under the long-term contract for PPL EnergyPlus to supply PPL Electric's PLR load, as described in Note 11.  This is the only credit exposure for PPL Electric that has a mark-to-market element.  No other counterparty accounts for more than 1% of PPL Electric's total credit exposure.

14.	Restricted Cash

(PPL, PPL Energy Supply and PPL Electric)

The following table details the components of restricted cash by reporting entity and by type.

	September 30, 2007
	PPL	PPL Energy Supply	PPL Electric
Current:
Collateral for letters of credit (a)	$41		$41
Deposits for trading purposes with NYMEX broker	61	$61
Counterparty collateral	26	18	8
Client deposits	6
Miscellaneous	1		1
Restricted cash - current	135	79	50

Noncurrent:
Required deposits of WPD (b)	19	19
PPL Transition Bond Company Indenture reserves (c)	36		36
Restricted cash - noncurrent	55	19	36
Total restricted cash	$190	$98	$86

	December 31, 2006
	PPL	PPL Energy Supply	PPL Electric
Current:
Collateral for letters of credit (a)	$42		$42
Deposits for trading purposes with NYMEX broker	42	$42
Counterparty collateral	6	6
Client deposits	9
Miscellaneous	3	3	1
Restricted cash - current	102	51	43

Noncurrent:
Required deposits of WPD (b)	20	20
PPL Transition Bond Company Indenture reserves (c)	33		33
Restricted cash - noncurrent	53	20	33
Total restricted cash	$155	$71	$76

(a)
A deposit with a financial institution of funds from the asset-backed commercial paper program to fully collateralize letters of credit.  See Note 7 for further discussion on the asset-backed commercial paper program.

(b)	Includes insurance reserves of $18 million and $19 million at September 30, 2007 and December 31, 2006.
(c)	Credit enhancement for PPL Transition Bond Company's $2.4 billion Series 1999-1 Bonds to protect against losses or delays in scheduled payments.

15.	Goodwill

(PPL and PPL Energy Supply)

The changes in the carrying amounts of goodwill by segment were:

	PPL Energy Supply					PPL
	Supply	International Delivery	Total	Pennsylvania Delivery		Total

Balance at December 31, 2006	$94	$1,005	$1,099		$55	$1,154
Effect of foreign currency exchange rates		18	18			18
Reclassification (a)		(144)	(144)		(55)	(199)
Other		1	1			1
Balance at September 30, 2007	$94	$880	$974	$		$974

(a)
The International Delivery amount relates to Latin American businesses and has been transferred to "Assets held for sale" on the Balance Sheet as a result of the anticipated sale of these businesses, of which $9 million relates to the El Salvadoran business sold in May 2007.  The Pennsylvania Delivery amount relates to the natural gas distribution and propane businesses and has been transferred to "Assets held for sale" on the Balance Sheet as a result of the anticipated sale of these businesses.  See Note 8 for additional information.

16.	Asset Retirement Obligations

(PPL and PPL Energy Supply)

The change in the carrying amounts of the AROs was:

AROs at December 31, 2006	$336
Liabilities incurred	8
Changes in estimates	10
Accretion expense	20
Liabilities settled	(5)
AROs at September 30, 2007	$369

Changes in ARO costs and settlement dates, which affect the carrying value of various AROs, are reviewed periodically to ensure that any material changes are incorporated into the latest estimates of the obligation.

Funds in the nuclear decommissioning trust are legally restricted for purposes of settling PPL's and PPL Energy Supply's ARO related to the decommissioning of the Susquehanna station.  PPL Electric collects authorized nuclear decommissioning costs through the CTC.  These revenues are passed on to PPL EnergyPlus under the power supply agreements between PPL Electric and PPL EnergyPlus.  Similarly, these revenues are passed on to PPL Susquehanna under a power supply agreement between PPL EnergyPlus and PPL Susquehanna.  These revenues, less applicable taxes, are used to fund the nuclear plant decommissioning trust funds and can only be used for future decommissioning costs.  The aggregate fair value of the nuclear plant decommissioning trust funds was $558 million as of September 30, 2007 and $510 million as of December 31, 2006.

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

SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between similar assets and liabilities measured using different attributes.  Upon adoption of SFAS 159, an entity may elect the fair value option for eligible items that exist at that date and must report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings.

PPL and its subsidiaries will adopt SFAS 159 effective January 1, 2008.  PPL and its subsidiaries are in the process of evaluating the impact of adopting SFAS 159.  The potential impact of adoption is not yet determinable, but it could be material.

PPL CORPORATION AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

PPL is an energy and utility holding company with headquarters in Allentown, PA.  In PPL's 2006 Form 10-K, descriptions of its domestic and international businesses are found in "Item 1. Business - Background."  Through its subsidiaries, PPL is primarily engaged in the generation and marketing of electricity in two key markets - the northeastern and western U.S. - and in the delivery of electricity in Pennsylvania, the U.K. and Chile.  PPL's reportable segments are Supply, International Delivery and Pennsylvania Delivery.  In March 2007, PPL announced its intention to sell its regulated electricity delivery businesses in Latin America, which are included in the International Delivery segment.  In July 2007, PPL announced its intention to sell its natural gas distribution and propane businesses, which are included in the Pennsylvania Delivery segment.  See Note 8 to the Financial Statements for information on the status of the sales and planned divestitures.  See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" in PPL's 2006 Form 10-K and Form 8-K dated June 21, 2007, for an overview of PPL's strategy and the risks and the challenges that it faces in its business.  See "Forward-Looking Information," Note 10 to the Financial Statements and the rest of this Item 2 in this Form 10-Q and "Item 1A. Risk Factors" and the rest of Item 7 in PPL's 2006 Form 10-K for more information concerning the material risks and uncertainties that PPL faces in its businesses and with respect to its future earnings.

The following information should be read in conjunction with PPL's Condensed Consolidated Financial Statements and the accompanying Notes, PPL's 2006 Form 10-K and a related Form 8-K dated June 21, 2007.

Terms and abbreviations are explained in the glossary.  Dollars are in millions, except per share data, unless otherwise noted.

Results of Operations

The following discussion begins with a summary of PPL's earnings.  "Results of Operations" continues with a review of results by reportable segment and a description of key factors by segment that management expects may impact future earnings.  This section ends with explanations of significant changes in principal items on PPL's Statements of Income, comparing the three and nine months ended September 30, 2007, with the same periods in 2006.

Earnings

Net income and the related EPS were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Net income	$322	$226	$870	$687
EPS - basic	$0.85	$0.59	$2.27	$1.81
EPS - diluted	$0.84	$0.58	$2.25	$1.78

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

The results for interim periods can be disproportionately influenced by various factors and developments and by seasonal variations, and as such, the results of operations for interim periods do not necessarily indicate results or trends for the year or for future operating results.

Segment Results

Net income by segment was:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Supply	$205	$120	$454	$337
International Delivery	108	59	319	219
Pennsylvania Delivery	9	47	97	131
Total	$322	$226	$870	$687

Supply Segment

The Supply segment primarily consists of the domestic energy marketing, domestic generation and domestic development operations of PPL Energy Supply.  In August 2007, PPL completed the sale of its telecommunication operations.

The Supply segment results in 2006 reflect the reclassification of PPL's interest in the Griffith plant's operating revenues and expenses from certain income statement line items to Discontinued Operations.  See Note 8 to the Financial Statements for further discussion.

Supply segment net income was:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Energy revenues
External	$555	$483	$1,240	$1,258
Intersegment	453	445	1,356	1,286
Energy-related businesses	185	125	536	426
Total operating revenues	1,193	1,053	3,132	2,970
Fuel and energy purchases
External	425	466	1,069	1,170
Intersegment	44	41	119	121
Other operation and maintenance	163	172	517	513
Depreciation	42	41	124	117
Taxes, other than income	6	10	24	29
Energy-related businesses	174	152	568	441
Total operating expenses	854	882	2,421	2,391
Other Income - net	15	5	27	5
Interest Expense	38	32	113	88
Income Taxes	110	23	169	137
Minority Interest	1	1	2	2
Loss from Discontinued Operations				(20)
Net Income	$205	$120	$454	$337

The after-tax changes in net income between these periods were due to the following factors, including Discontinued Operations.

	Sept. 30, 2007 vs. Sept. 30, 2006
	Three Months Ended	Nine Months Ended

Eastern U.S. non-trading margins	$36	$56
Western U.S. non-trading margins	14	10
Net energy trading margins	(3)	(2)
Other operation and maintenance	2	(5)
Depreciation	(1)	(4)
Earnings from synfuel projects	4	17
Financing costs	(2)	(9)
Energy-related businesses		2
Taxes, other than income	2	3
Other income - net	3	5
Certain income tax adjustments	4	7
Other	1
Special items	25	37
	$85	$117

•	See "Domestic Gross Energy Margins" for an explanation of non-trading margins by geographic region and for an explanation of net energy trading margins.

•
The improved earnings contribution from synfuel projects for the three and nine months ended September 30, 2007, was primarily due to higher net gains on options purchased to hedge the risk associated with the phase-out of synthetic fuel tax credits and increased production.

•	Financing costs were higher for both periods primarily due to higher interest expense on long-term debt.

The following after-tax amounts, which management considers special items, also had a significant impact on the Supply segment earnings.  See the indicated Notes to the Financial Statements for additional information.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Mark-to-market adjustments from certain economic, non-trading hedges	$(6)	$(13)	$20	$(14)
Loss related to sale of interest in the Griffith plant (Note 8)				(17)
Impairment of certain transmission rights (Note 10)	(12)		(12)
Settlement of Wallingford cost-based rates (Note 10)	33		33
Sale of telecommunication operations (Note 8)	(3)		(23)
Reduction in Enron reserve (Note 10)				11
Off-site remediation of ash basin leak (Note 10)				6
Impairment of synfuel-related assets (Note 10)				(6)
PJM billing dispute (Note 10)			(1)
Total	$12	$(13)	$17	$(20)

Outlook

PPL projects significantly higher earnings in its Supply segment in 2007 compared with 2006, driven by higher wholesale energy margins.  A significant portion of these increased energy margins was recognized in the third quarter of 2007 from the replacement of expiring supply obligations with new higher-value wholesale energy contracts and growth in energy marketing results.  These same factors are expected to drive margin growth into 2008.

In addition, PPL now expects slightly higher base load power plant output in 2007, due primarily to enhanced performance by PPL's coal-fired power plants in the Eastern and Western U.S., despite the retirement of the two small coal-fired units in Pennsylvania that occurred in September and other planned power plant outages.

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

International Delivery Segment

The International Delivery segment includes operations of the international energy businesses of PPL Global that are primarily focused on the distribution of electricity.  Substantially all of PPL Global's remaining international businesses are located in the U.K. and Chile.  In May and July 2007, PPL Global sold its El Salvadoran and Bolivian businesses.  In September 2007, PPL Global agreed to sell its entire interest in its Chilean business.  The sale is expected to be completed in early November 2007.  PPL expects to record an after-tax gain on the sale of $205 million to $225 million.

The International Delivery segment results in 2007 and 2006 reflect the reclassification of Latin American revenues and expenses to Discontinued Operations.  See Note 8 to the Financial Statements for further discussion.

International Delivery segment net income was:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Utility revenues	$204	$174	$638	$562
Energy-related businesses	8	7	27	27
Total operating revenues	212	181	665	589
Other operation and maintenance	57	45	182	132
Depreciation	33	36	111	105
Taxes, other than income	17	15	49	41
Energy-related businesses	4	4	13	12
Total operating expenses	111	100	355	290
Other Income - net	2	7	19	27
Interest Expense	47	44	141	130
Income Taxes	(39)	(1)	(42)	11
Income from Discontinued Operations	13	14	89	34
Net Income	$108	$59	$319	$219

The after-tax changes in net income between these periods were due to the following factors, including Discontinued Operations.

	Sept. 30, 2007 vs. Sept. 30, 2006
	Three Months Ended	Nine Months Ended
U.K.
Delivery margins	$8	$2
Other operating expenses	(2)	(13)
Depreciation	4	3
Interest expense	(2)	(5)
Income taxes	(1)	(23)
Foreign currency exchange rates	4	17
Impairment of investment in U.K. real estate (Note 8)		6
Gain on transfer of equity investment (Note 8)	(5)
Hyder liquidation distributions (Note 8)	(2)	(21)
Other	2	5
Latin American operations	(14)	1
Change in tax reserves (Note 5)		31
Other		(2)
Special items	57	99
	$49	$100

•
Higher U.K. delivery margins, for both periods, were primarily due to an increase in prices effective April 1, 2007 and favorable customer mix changes.  The increase for the nine months ended September 30, 2007, was primarily offset by a 4% decrease in sales volume, partially due to milder weather in 2007.

•	Higher U.K. other operating expenses for the nine months ended September 30, 2007, were partially due to higher pension costs and a greater insurance adjustment in 2006 compared with 2007.

•
Higher U.K. income taxes for the nine months ended September 30, 2007, were primarily due to the transfer of WPD tax items in the first quarter of 2006.  See Note 5 to the Financial Statements for additional information.

•
Changes in foreign exchange rates increased the U.K.'s portion of revenue and expense line items by 9% and 12% for the three and nine months ended September 30, 2007, compared with the same periods in 2006.

The following after-tax amounts, which management considers special items, also had a significant impact on the International Delivery segment earnings.  See the indicated Notes to the Financial Statements for additional information.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Divestiture of Latin American businesses (Note 8)	$3		$46
Change in U.K. tax rate (Note 5)	54		54
Reduction in Enron reserve				$1
Total	$57		$100	$1

Outlook

Excluding the impacts of special items, PPL projects higher earnings from its International Delivery segment in 2007 compared with 2006, driven primarily by favorable currency exchange rates and higher delivery revenue in the U.K. and U.S. income tax benefits recorded in the second quarter of 2007.  These positive benefits are expected to be partially offset by increased operation and maintenance expenses in the U.K.  In addition, gains from the sale or liquidation of non-electricity delivery businesses in the U.K. are not expected at the same level in 2007 as occurred in 2006.

In July 2007, the U.K.'s Finance Act 2007, which includes amendments to existing tax law, was enacted.  The most significant change to the tax law was a reduction in the U.K.'s statutory income tax rate.  Effective April 1, 2008, the statutory income tax rate will be reduced from 30% to 28%.  As a result, PPL recognized a one-time deferred tax benefit during the third quarter of 2007 of $54 million.

Pennsylvania Delivery Segment

The Pennsylvania Delivery segment includes the regulated electric and gas delivery operations of PPL Electric and PPL Gas Utilities.  In July 2007, PPL announced its intention to sell PPL Gas Utilities.  The sale is expected to be completed during 2008.

The Pennsylvania Delivery segment results in 2007 and 2006 reflect the reclassification of PPL Gas Utilities revenues and expenses to Discontinued Operations.  See Note 8 to the Financial Statements for further discussion.

Pennsylvania Delivery segment net income was:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Operating revenues
External	$811	$799	$2,436	$2,330
Intersegment	44	41	119	121
Energy-related businesses		1		1
Total operating revenues	855	841	2,555	2,452
Fuel and energy purchases
External	56	54	157	156
Intersegment	453	445	1,356	1,286
Other operation and maintenance	104	82	297	269
Amortization of recoverable transition costs	78	75	229	210
Depreciation	33	28	99	86
Taxes, other than income	50	49	150	143
Total operating expenses	774	733	2,288	2,150
Other Income - net	6	7	25	23
Interest Expense	32	38	103	120
Income Taxes	17	22	61	66
Dividends on Preferred Securities	5	5	14	10
Income (Loss) from Discontinued Operations	(24)	(3)	(17)	2
Net Income	$9	$47	$97	$131

The after-tax changes in net income between these periods were due to the following factors, including Discontinued Operations.

	Sept. 30, 2007 vs. Sept. 30, 2006
	Three Months Ended	Nine Months Ended

Delivery revenues (net of CTC/ITC amortization, interest expense on transition bonds and ancillary charges)	$1	$11
Other operation and maintenance	2	(2)
Depreciation	(3)	(8)
Other	(1)	2
Special items	(37)	(37)
	$(38)	$(34)

•
Higher delivery revenues for the nine months ended September 30, 2007, were primarily attributable to a 3% increase in sales volume, due in part to the impact of favorable weather in 2007 on residential and commercial sales and to normal load growth.

•
Depreciation expense was higher for the three and nine months ended September 30, 2007, primarily due to plant additions.  The increase in the nine month period was also impacted by the purchase in September 2006 of equipment previously leased.

The following after-tax amounts, which management considers special items, also had a significant impact on the Pennsylvania Delivery segment earnings.  See the indicated Notes to the Financial Statements for additional information.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Sale of gas and propane operations (Note 8)	$(23)		$(23)
Write-off of the Hurricane Isabel regulatory asset (Note 2)		$(7)		$(7)
Realization of benefits related to Black Lung Trust assets (Note 9)		21		21
Total	$(23)	$14	$(23)	$14

Outlook

Excluding the impacts of special items, PPL expects the Pennsylvania Delivery segment to have slightly higher earnings in 2007, with higher sales as a result of warmer-than-usual weather and modest load growth being partially offset by increased operation and maintenance expenses.

In March 2007, PPL Electric filed a request with the PUC to increase distribution rates by approximately $84 million (subsequently amended to $77 million).  In August 2007, PPL Electric entered into a settlement agreement with the parties to increase its distribution rates by $55 million, effective January 1, 2008, for an overall revenue increase of 1.7% over PPL Electric's present rates.  In October 2007, the PUC administrative law judge recommended approval of the settlement agreement.  The settlement agreement must be approved by the PUC, which is expected to act by year-end.  PPL Electric cannot predict the outcome of this proceeding.
In May 2007, the PUC approved PPL Electric's plan to procure default electricity supply in 2010 for retail customers who do not choose an alternative competitive supplier after PPL Electric's PLR contract with PPL EnergyPlus expires.  Under the plan, PPL Electric will issue a series of competitive bids for such supply in 2007, 2008 and 2009.  In July 2007, the PUC approved bids for the first of six competitive solicitations and PPL Electric has entered into supply contracts for 850 MW, or one-sixth of its expected electricity supply needs in 2010 for residential, small commercial and small industrial customers who do not choose a competitive supplier.  The average generation supply prices from the first bid process were $101.77 per MWh for residential customers and $105.11 per MWh for small commercial and small industrial customers.  In October 2007, the PUC approved bids for the second competitive solicitation and PPL Electric has entered into contracts for another 850 MW of 2010 generation supply for these customers.  The average generation supply prices from the second bid process were $105.08 per MWh for residential customers and $105.75 per MWh for small commercial and small industrial customers.  PPL Electric now has contracted for one-third of the 2010 electricity supply it expects to need for residential, small commercial and small industrial customers.  If the average prices paid for the supply purchased so far were to be the same for the remaining four purchases, the average residential customer's monthly bill in 2010 would increase about 34.5% over 2009 levels, while small commercial and small industrial bills would increase in the range of 22.8% to 42.2%.  The estimated increases include Pennsylvania gross receipts tax and an adjustment for line losses, and exclude any potential rate increases from PPL Electric's current rate proceeding.  Actual 2010 prices will not be known until all six supply purchases have been made.

In May 2007, the PUC approved final regulations regarding the obligation of Pennsylvania electric utilities to provide default electricity supply in 2011 and beyond.  The new regulations provide that default service providers will acquire electricity supply at prevailing market prices pursuant to procurement and implementation plans approved by the PUC.  The regulations also address the utilities' recovery of market supply costs.  The final regulations became effective in September 2007.

In addition, the Governor of Pennsylvania has proposed an Energy Independence Strategy (Strategy) which, among other things, contains initiatives to address PLR issues.  Retail customers could elect to phase-in over three years any rate increase approved by the PUC.  Also, PLR providers would be required to obtain a "least cost portfolio" of supply by purchasing power in the spot market and through contracts of varying lengths and the provider would be required to procure energy conservation resources before acquiring additional power.  In addition, PLR providers could enter into long-term contracts with large energy users and alternative energy developers.  It is expected that the implementation details of the Strategy, including the issues of deferral of costs and recovery of interest for the customer rate phase-in program and the timing of PUC approval for PLR supply portfolios, will be delegated to the PUC.

In September 2007, the Pennsylvania General Assembly convened a special session to address the proposals in the Governor's Strategy.  Central to the Governor's Strategy is an $850 million Energy Independence Fund to support alternative and renewable energy sources and energy conservation that would be funded through a surcharge on electricity bills.  The Pennsylvania Senate has formed a special committee to manage legislation for the special legislative session.  As an alternative to the Governor's $850 million Energy Independence Fund, the committee has approved a bill that would create a $250 million fund for clean energy projects, conservation and energy efficiency initiatives and pollution control projects that would be funded through revenue bonds and existing tax revenue.

PPL and PPL Electric currently are working with Pennsylvania legislators, regulators and other stakeholders to develop constructive measures to help customers adjust to market rates after 2009, including a variety of rate mitigation, educational and energy conservation programs, consistent with a number of initiatives being developed by the state administration and legislature.  In this regard, PPL Electric announced in October 2007 that it will request the PUC to approve a plan under which its residential and small commercial customers could smooth the one-time impact of price increases when generation rate caps expire in 2010.  The proposed five-year phase-in plan would provide customers the option of paying additional amounts on their electric bills beginning in mid-2008 and continuing through 2009.  Funds collected during 2008 and 2009, plus accrued interest, would then be applied to 2010, 2011 and 2012 electric bills, mitigating the one-time impact on the rate cap expiration.

Certain Pennsylvania legislators have introduced legislation to extend generation rate caps in Pennsylvania beyond the utilities' transition periods, which in PPL Electric's case would be December 31, 2009.  PPL and PPL Electric have expressed strong concern to Pennsylvania governmental officials regarding the severe potential consequences of such legislation on customer service, system reliability, adequate future generation supply and PPL Electric's financial viability, among other substantial adverse effects.  In addition, PPL and PPL Electric believe that such an extension of rate caps, if enacted into law, would violate federal law and the U.S. Constitution.  At this time, PPL and PPL Electric cannot predict the final outcome or impact of this legislative and regulatory process.

Statement of Income Analysis --

Domestic Gross Energy Margins

The following table provides pre-tax changes in the income statement line items that comprise domestic gross energy margins.

	Sept. 30, 2007 vs. Sept. 30, 2006
	Three Months Ended	Nine Months Ended

Utility	$44	$182
Unregulated retail electric	5	5
Wholesale energy marketing	70	(20)
Net energy trading margins	(5)	(3)
Other revenue adjustments (a)	(55)	(94)
Total revenues	59	70
Fuel	21	104
Energy purchases	(60)	(204)
Other cost adjustments (a)	5	14
Total cost of sales	(34)	(86)
Domestic gross energy margins	$93	$156

(a)
Adjusted to exclude the impact of any revenues and costs not associated with domestic gross energy margins, consistent with the way management reviews domestic gross energy margins internally.  These exclusions include revenues and energy costs related to the international operations of PPL Global, domestic delivery operations of PPL Electric and revenues prior to 2007 associated with the settlement of Wallingford cost-based rates (see Note 10 to the Financial Statements for additional information).  Also adjusted to include the margins of the Griffith plant prior to its sale in June 2006, which are included in Discontinued Operations, and gains or losses on sales of emission allowances, which are included in "Other operation and maintenance" expenses on the Statements of Income.

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

	Sept. 30, 2007 vs. Sept. 30, 2006
	Three Months Ended	Nine Months Ended
Non-trading
Eastern U.S.	$72	$152
Western U.S.	25	19
Net energy trading	(4)	(15)
Domestic gross energy margins	$93	$156

Eastern U.S.

Eastern U.S. non-trading margins were higher for the three and nine months ended September 30, 2007, compared with the same periods in 2006, primarily due to new full requirements supply contracts and higher market prices for electricity.  Also contributing to the improvement was increased generation output from PPL's coal and nuclear generating facilities.

Eastern U.S. non-trading margins that resulted from economic activity and hedge ineffectiveness included unrealized losses of $10 million for the three months ended September 30, 2007, compared with $23 million of unrealized losses in the same period in 2006.  This change relates to gains in electric, gas and oil positions due to favorable changes in market prices.  For the nine months ended September 30, 2007, $28 million of unrealized gains were recorded, compared with $19 million of unrealized losses in the same period in 2006.  This change relates to gains in electricity positions, including a $17 million increase in the fair value of capacity contracts in PJM related to PJM's implementation of its Reliability Pricing Model (RPM).  Prior to the RPM, PPL recorded valuation reserves for capacity contracts due to the lack of liquidity and reliable, observable prices in the marketplace.  With the implementation of the RPM and the completion of PJM capacity auctions, forward capacity prices became sufficiently observable and PPL no longer reserves for capacity contracts in PJM.

Western U.S.

Western U.S. non-trading margins were higher for the three and nine months ended September 30, 2007, compared with the same periods in 2006, primarily due to higher market prices for electricity combined with increased generation from the coal-fired generating facilities.

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

The amount of net energy trading margins from realized transactions decreased $30 million for the three months ended September 30, 2007, compared with the same period in 2006.  This decrease was offset by an increase in unrealized transactions of $26 million.  The amount of net energy trading margins from realized transactions decreased $24 million for the nine months ended September 30, 2007, compared with the same period in 2006.  This decrease was offset by an increase in unrealized transactions of $9 million.

The realized physical volumes for electricity and gas associated with energy trading were:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2007	2006	2007	2006

GWh	4,034	1,730	9,381	5,509
Bcf	2.8	5.1	11.0	14.5

Utility Revenues

The increases in utility revenues were attributable to:

	Sept. 30, 2007 vs. Sept. 30, 2006
	Three Months Ended	Nine Months Ended
Domestic:
Retail electric revenue (PPL Electric)
PLR electric delivery	$10	$76
Electric delivery	2	31
Other	2	(1)
International:
U.K. retail electric delivery	14	17
U.K. foreign currency exchange rates	16	59
	$44	$182

The increases in utility revenues, excluding foreign currency exchange rate impacts, were primarily due to:

•
higher PLR revenues and electric delivery revenues for the nine months ended September 30, 2007, primarily attributable to a 3% increase in sales volume, due in part to the impact of favorable weather in 2007 on residential and commercial sales and to normal load growth; and

•
higher U.K. utility revenues, for both periods, primarily due to an increase in prices effective April 1, 2007, favorable customer mix changes and an increase in engineering services performed for third parties.  The increase for the nine months ended September 30, 2007, was primarily offset by a 4% decrease in sales volume, partially due to milder weather in 2007.

Energy-related Businesses

Energy-related businesses contributed $38 million more to operating income for the three months ended September 30, 2007, compared with the same period in 2006.  The increase was primarily attributable to:

•	a $54 million net gain on options purchased to hedge the risk associated with the phase-out of the synthetic fuel tax credits; partially offset by
•	$10 million of higher operating losses from synfuel projects due to higher production levels; and
•	a $5 million impairment of telecommunication assets that were sold in August 2007 (see Note 8 to the Financial Statements).

Energy-related businesses contributed $19 million less to operating income for the nine months ended September 30, 2007, compared with the same period in 2006.  The decrease was primarily attributable to a $39 million impairment of telecommunication assets that were sold in August 2007, partially offset by $16 million higher pre-tax contributions from synfuel projects.  The increase in synfuel projects reflects:

•	a $21 million net gain on options purchased to hedge the risk associated with the phase-out of the synthetic fuel tax credits; and
•	an impairment charge of $10 million on the synfuel-related assets in 2006; partially offset by
•	$15 million of higher operating losses due to higher production levels.

See Note 10 to the Financial Statements for an overall assessment of synthetic fuel tax credits and a further discussion of the impairment of these facilities.

Other Operation and Maintenance

The increases in other operation and maintenance expenses were due to:

	Sept. 30, 2007 vs. Sept. 30, 2006
	Three Months Ended	Nine Months Ended

Realization of benefits related to Black Lung Trust assets in 2006 (Note 9)	$36	$36
Impairment of certain transmission rights (Note 10)	21	21
Reduction in Enron reserve in 2006 (Note 10)		19
WPD recoverable engineering services performed for third parties	5	19
Martins Creek ash basin remediation adjustment in 2006 (Note 10)		11
U.K. foreign currency exchange rates	4	14
Pension and other postretirement benefits	2	10
Environmental remediation		6
Stock-based compensation	1	5
WPD insurance adjustment		5
Eastern U.S. fossil/hydro station outages	(5)	5
Susquehanna nuclear station outages	(4)	4
WPD distribution costs	1	2
Advertising		3
Reversal in 2006 of cost recovery - Hurricane Isabel (Note 2)	(11)	(11)
Gains on sale of emission allowances	(25)	(62)
Other		(5)
	$25	$82

Depreciation

The increases in depreciation expense were due to:

	Sept. 30, 2007 vs. Sept. 30, 2006
	Three Months Ended	Nine Months Ended

Additions to PP&E	$11	$24
U.K. foreign currency exchange rates	2	10
Purchase in September 2006 of equipment previously leased	1	9
Impact of not depreciating held for sale telecommunication assets (Note 8)	(3)	(7)
Extension of useful lives of certain WPD network assets (Note 2)	(7)	(11)
Other	(1)	1
	$3	$26

Taxes, Other Than Income

Taxes, other than income increased by $10 million during the nine months ended September 30, 2007, compared with the same period in 2006. The increase was primarily due to:

•	an $8 million increase in domestic gross receipts tax expense resulting from a 3% increase in sales volume;
•	a $4 million increase from changes in U.K. foreign currency exchange rates; and
•	a $3 million increase in WPD property taxes, due to the 2006 period including a refund credit of $2 million; partially offset by
•	a $4 million decrease in domestic capital stock tax expense.

Other Income - net

See Note 12 to the Financial Statements for details of other income.

Financing Costs

The increases in financing costs, which include "Interest Expense" and "Dividends on Preferred Securities of a Subsidiary" were due to:

	Sept. 30, 2007 vs. Sept. 30, 2006
	Three Months Ended	Nine Months Ended

Long-term debt interest expense	$11	$36
U.K. foreign currency exchange rates	3	11
Dividends on 6.25% Series Preference Stock		4
Hedging activities	(1)	(2)
Redemption of 8.23% Subordinated Debentures due 2027 with affiliate (Note 11)	(3)	(5)
Capitalized interest	(9)	(24)
Other	2	3
	$3	$23

Income Taxes

The changes in income taxes were due to:

	Sept. 30, 2007 vs. Sept. 30, 2006
	Three Months Ended	Nine Months Ended

Higher pre-tax book income	$65	$47
Transfer of WPD tax items in 2006		20
Increase in tax expense on foreign earnings	9	7
Change in tax benefits related to nonconventional fuel tax credits	21	(17)
Change in tax reserves	6	(26)
U.K. tax rate change	(54)	(54)
Other	(3)	(3)
	$44	$(26)

See Note 5 to the Financial Statements for a reconciliation of income tax expense.

Discontinued Operations

In the third quarter of 2007, PPL recognized a $23 million deferred tax charge in connection with the anticipated sale of PPL's natural gas distribution and propane businesses.  See "Discontinued Operations - Anticipated Sale of Gas and Propane Businesses" in Note 8 to the Financial Statements for additional information related to the operating results recorded during the three and nine months ended September 30, 2007 and 2006.

In the second quarter of 2007, PPL recorded an $89 million gain, net of a $5 million tax expense, in connection with the sale of its El Salvadoran regulated electricity delivery business.  In July 2007, PPL also sold its Bolivian businesses.  In connection with this sale, PPL recorded a total impairment of $20 million, net of a $17 million tax benefit.  See "Discontinued Operations - Sale of Latin American Businesses" in Note 8 to the Financial Statements for information on these sales and the anticipated sale of PPL's Chilean business, along with additional information related to the income from discontinued operations recorded in 2006 and 2007.

In the second quarter of 2006, PPL recorded a $24 million loss, net of a $16 million tax benefit, in connection with the sale of its ownership interest in the Griffith plant.  Also included in Discontinued Operations is the acceleration of net unrealized gains on derivatives associated with the Griffith plant of $7 million after tax.  See "Discontinued Operations - Sale of Interest in Griffith Plant" in Note 8 to the Financial Statements for information on this sale, along with information regarding 2006 operating results recorded prior to the sale.

Financial Condition

Liquidity and Capital Resources

PPL had the following cash and cash equivalents, short-term investments and short-term debt as of the dates noted below:

	September 30, 2007		December 31, 2006

Cash and cash equivalents	$439	(a)	$794
Short-term investments	308		359
	$747		$1,153
Short-term debt	$181		$42

(a)	Excludes $13 million of cash related to a Latin American business that is included in "Assets held for sale" on the Balance Sheet.

The $406 million decrease, which includes the effects of the cash flows of the Discontinued Operations, in PPL's cash, cash equivalents and short-term investments position was primarily the net result of:

•	$1.1 billion of capital expenditures;
•	the retirement of $904 million of long-term debt (which includes the payment of $29 million to settle related cross-currency swaps);
•	the repurchase of common stock for $565 million;
•	the payment of $343 million of common stock dividends;
•	an increase of $35 million in restricted cash;
•	the classification of $13 million of cash related to a Latin American business as held for sale;
•	$1.3 billion of cash provided by operating activities;
•	proceeds of $855 million from the issuance of long-term debt;
•	$191 million of proceeds from the sale of the El Salvadoran and Bolivian electricity delivery businesses;
•	a net increase in short-term debt of $150 million (including $11 million related to Latin American businesses);
•	net proceeds of $62 million from the sale of emission allowances;
•	$47 million of proceeds from the sale of telecommunication operations; and
•	proceeds of $25 million from the issuance of common stock.

Convertible Senior Notes

The terms of PPL Energy Supply's 2.625% Convertible Senior Notes due 2023 include a market price trigger that permits holders to convert the notes during any fiscal quarter if the closing sale price of PPL's common stock exceeds $29.83 for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter.  Holders of the Convertible Senior Notes were entitled to convert their notes at any time during the first, second and third quarters of 2007 and are also entitled to convert their notes any time during the fourth quarter of 2007 as a result of the market price trigger being met.  When holders elect to convert the Convertible Senior Notes, PPL Energy Supply is required to settle the principal amount in cash and any conversion premium in cash or PPL common stock.  During the nine months ended September 30, 2007, Convertible Senior Notes in an aggregate principal amount of $18 million were presented for conversion.  The total conversion premium related to these conversions was $15 million, which was settled with 331,831 shares of PPL common stock, along with an insignificant amount of cash in lieu of fractional shares.  At September 30, 2007, $84 million of Convertible Senior Notes remain outstanding.  PPL and PPL Energy Supply have, and expect to continue to have, access to sufficient liquidity sources to fund any such conversions.

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

In May 2007, PPL Energy Supply entered into a $3.4 billion Second Amended and Restated Five-Year Credit Agreement, which amended its previously existing $1.9 billion credit facility and extended the term of the previously existing facility to June 2012.  Under certain conditions, PPL Energy Supply may elect to have the principal balance of the loans outstanding on the final maturity date of the facility continue as non-revolving term loans for a period of one year from that final maturity date.  Also, under certain conditions, PPL Energy Supply may request that the facility's principal amount be increased by up to $500 million.  PPL Energy Supply has the ability to cause the lenders under this facility to issue letters of credit.  The additional capacity under this facility is expected to support potential collateral requirements under contracts that PPL Energy Supply anticipates entering into in connection with expanding its wholesale marketing and trading business.  Through September 30, 2007, PPL Energy Supply made net cash borrowings of $100 million under this facility.

In May 2007, Emel arranged uncommitted credit lines in the amount of 30.4 billion Chilean pesos (approximately $58 million).

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

In July 2007, PPL Electric and a subsidiary extended the expiration date of the credit agreement related to its participation in an asset-backed commercial paper program to July 2008.  During the nine months ended September 30, 2007, PPL Electric's subsidiary made net cash borrowings of $19 million under such credit agreement.

During the nine months ended September 30, 2007, PPL Electric made net cash borrowings of $20 million under its $200 million commercial paper program.

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

In March 2007, PPL Capital Funding issued $500 million of 2007 Series A Junior Subordinated Notes due 2067 (Notes).  The Notes are fully and unconditionally guaranteed by PPL as to payment of principal, interest and premium, if any.  The Notes mature in March 2067, and are callable at par value beginning in March 2017.  Prior to such time, the Notes may be redeemed at PPL Capital Funding's option at make-whole redemption prices.  The Notes bear interest at 6.70% from the date of issuance into March 2017.  Beginning in March 2017, and continuing up to the maturity date, the Notes bear interest at three-month LIBOR plus 2.665%, reset quarterly.  PPL Capital Funding may defer interest payments on the Notes, from time to time, on one or more occasions for up to ten consecutive years.  Deferred interest payments will accumulate additional interest at a rate equal to the interest rate then applicable to the Notes.  During any period in which PPL Capital Funding defers interest payments on the Notes, subject to certain exceptions, neither PPL Capital Funding nor PPL may (i) declare or pay any cash dividend or distribution on its capital stock, (ii) redeem, purchase, acquire or make a liquidation payment with respect to any of its capital stock, or (iii) make any payments on any debt or any guarantee of debt by PPL that is equal or junior in right of payment to the Notes or the related guarantee by PPL.

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

In connection with the issuance of the Notes, PPL and PPL Capital Funding entered into a Replacement Capital Covenant, in which PPL and PPL Capital Funding agreed for the benefit of holders of a designated series of unsecured long-term indebtedness of PPL or PPL Capital Funding ranking senior to the Notes that (i) PPL Capital Funding will not redeem or purchase the Notes, or otherwise satisfy, discharge or defease the principal amount of the Notes and (ii) neither PPL nor any of its other subsidiaries will purchase the Notes before the end of March 2037, except, subject to certain limitations, to the extent that the applicable redemption or repurchase price or principal amount defeased does not exceed a specified amount of proceeds from the sale of qualifying replacement capital securities during the 180-day period prior to the date of that redemption, repurchase or defeasance.  The designated series of covered debt currently benefiting from the Replacement Capital Covenant is PPL Capital Funding's 4.33% Notes Exchange Series A Due March 2009.

In July 2007, PPL Capital Funding issued $100 million of 6.85% Senior Notes due 2047 (6.85% Notes).  The 6.85% Notes are not subject to redemption prior to July 2012.  Beginning in July 2012, PPL Capital Funding may, at its option, redeem the 6.85% Notes, in whole or in part, at par.  PPL Capital Funding received $97 million of proceeds, net of underwriting fees, from the issuance of the 6.85% Notes.  The proceeds were used for general corporate purposes, including capital expenditures relating to the installation of pollution control equipment by PPL Energy Supply subsidiaries.

In August 2007, PPL Electric issued $250 million of 6.45% Senior Secured Bonds due 2037.  The bonds are secured by (i) an equal principal amount of First Mortgage Bonds issued under the 1945 First Mortgage Bond Indenture and (ii) the lien of the 2001 Senior Secured Bond Indenture, which is junior to the lien of the 1945 First Mortgage Bond Indenture.  The 1945 First Mortgage Bond Indenture and the 2001 Senior Secured Bond Indenture create a lien on substantially all of PPL Electric's distribution properties and certain of its transmission properties, which liens may be released subject to certain circumstances and conditions, and subject to certain exceptions and exclusions.  The bonds may be redeemed at any time prior to maturity at PPL Electric's option at make-whole redemption prices.  PPL Electric received $248 million of proceeds, net of a discount and underwriting fees, from the issuance of the bonds.  The proceeds were used, together with cash on hand, to pay at maturity $255 million aggregate principal amount of PPL Electric's Senior Secured Bonds, 5-7⁄8% Series, due August 2007.

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

Common Stock Repurchase Program

In June 2007, PPL's Board of Directors authorized the repurchase by PPL of up to $750 million of its common stock from time to time, in open market purchases, pre-arranged trading plans or privately negotiated transactions.  The specific amount and timing of repurchases is based on a variety of factors, including potential share repurchase price, strategic investment considerations and other market and economic factors.  Through September 30, 2007, PPL repurchased 11,883,192 shares of its common stock for $565 million.  Through October 31, 2007, a total of 14,929,892 shares were repurchased for $712 million.

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

The rating agencies took the following actions related to PPL and its key rated subsidiaries during the nine months ended September 30, 2007:

•
In connection with PPL Capital Funding's issuance in March 2007 of the 2007 Series A Junior Subordinated Notes due 2067, Moody's, S&P and Fitch assigned ratings of Baa3, BB+ and BBB- to the junior subordinated debt of PPL Capital Funding.

•	Also in March 2007, Fitch affirmed its BBB rating of PPL Montana's 8.903% Pass Through Certificates due 2020.
•	In August 2007, Fitch affirmed its AAA rating for the Transition Bonds of PPL Transition Bond Company.

Capital Expenditures

The schedule below shows PPL's capital expenditure projections as of September 30, 2007, for the years 2007 through 2011.  Capital expenditure projections for the years 2008 through 2011 are preliminary and subject to approval by PPL's Board of Directors, which is expected to occur prior to year-end.

	Projected
	2007	2008	2009	2010	2011
Construction expenditures (a)
Generating facilities	$361	$384	$446	$472	$346
Transmission and distribution facilities	602	561	601	696	796
Environmental	612	460	169	56	128
Other	91	114	68	71	64
Total Construction Expenditures	1,666	1,519	1,284	1,295	1,334
Nuclear fuel	81	102	162	173	171
Total Capital Expenditures	$1,747	$1,621	$1,446	$1,468	$1,505

(a)	Construction expenditures include AFUDC and capitalized interest, which are expected to be $283 million for the 2007-2011 period.

PPL's capital expenditure projections for the years 2007-2011 total $7.8 billion.  Capital expenditure plans are revised periodically to reflect changes in operational, market and regulatory conditions.  The above schedule has been revised from that which was presented in PPL's 2006 Form 10-K, primarily to reflect:

•	the PJM-approved regional transmission expansion project;
•	a reduction due to the sales of the Latin American businesses and the gas and propane operations;
•	estimated costs to submit a COLA with the NRC for a possible third nuclear generating unit adjacent to the Susquehanna station;
•	increased expenditures for the addition of two hydro units at PPL Holtwood;
•	a hydro expansion at PPL Montana;
•	increased pollution control expenditures; and
•	increased nuclear fuel prices for the Susquehanna station.

See Notes 8 and 10 to the Financial Statements for additional information on certain projects.

For additional information on PPL's liquidity and capital resources, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in PPL's 2006 Form 10-K.

Risk Management - Energy Marketing & Trading and Other

Market Risk

Commodity Price Risk (Non-trading)

PPL's non-trading commodity derivative contracts mature at various times through 2017.  PPL segregates its non-trading activities into two categories:  hedge and economic activity.  Transactions that are accounted for as hedge activity qualify for hedge accounting treatment under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and interpreted.  Economic activity includes transactions that address a specific risk, but are not eligible for hedge accounting or hedge accounting is not elected.  Economic activity includes certain load-following energy obligations and related supply contracts, capacity swaps, FTRs, crude oil swaps to hedge rail transportation charges and hedges of synthetic fuel tax credits.  Although they do not receive hedge accounting treatment, these contracts are considered non-trading.  The fair value of the non-trading economic contracts that do not qualify for accrual or hedge accounting treatment as of September 30, 2007, including net premiums on options, was $81 million.

The following chart sets forth the net fair market value of PPL's non-trading commodity derivative contracts.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Fair value of contracts outstanding at the beginning of the period	$(244)	$(99)	$(111)	$(284)
Contracts realized or otherwise settled during the period	(28)	(1)	(42)	11
Fair value of new contracts at inception	10	(27)	29	(27)
Other changes in fair values	87	20	(51)	193
Fair value of contracts outstanding at the end of the period	$(175)	$(107)	$(175)	$(107)

The following chart segregates estimated fair values of PPL's non-trading commodity derivative contracts at September 30, 2007, based on whether the fair values are determined by quoted market prices or other more subjective means.

	Fair Value of Contracts at Period-End Gains (Losses)
	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years	Total Fair Value
Source of Fair Value
Prices actively quoted	$3	$(33)	$(3)		$(33)
Prices provided by other external sources	(110)	(180)	(23)	$(18)	(331)
Prices based on models and other valuation methods	84	10	10	85	189
Fair value of contracts outstanding at the end of the period	$(23)	$(203)	$(16)	$67	$(175)

The "Prices actively quoted" category includes the fair value of exchange-traded options and futures contracts, which have quoted prices through 2012.

The "Prices provided by other external sources" category includes PPL's forward positions and options in natural gas and electricity and natural gas basis swaps at points for which over-the-counter (OTC) broker quotes are available.

The "Prices based on models and other valuation methods" category includes the value of transactions for which an internally developed price curve was constructed as a result of the long-dated nature of the transaction or the illiquidity of the market point, or the value of options not quoted by an exchange or OTC broker.  This category includes the fair value of transactions completed in auction markets, where contract prices represent the market value for load-following bundled energy prices delivered at illiquid delivery points.  The prices associated with these transactions did not equal the wholesale bilateral market prices at inception (Day 1).  However, EITF 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities," does not generally permit Day 1 gains and losses to be recognized unless the fair value is derived principally from observable market inputs.  Therefore, PPL recorded a reserve for the modeled Day 1 gain, which is netted against the above fair values.

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

As of September 30, 2007, PPL estimated that a 10% adverse movement in market prices across all geographic areas and time periods would have decreased the value of the commodity contracts in its non-trading portfolio by approximately $442 million, compared with $332 million as of September 30, 2006.  For purposes of this calculation, an increase in the market price for electricity is considered an adverse movement because PPL's electricity portfolio is generally in a net sales position, and the decrease in the market price for fuel is considered an adverse movement because PPL's commodity fuels portfolio is generally in a net purchase position.  PPL enters into those commodity contracts to reduce the market risk inherent in the generation of electricity.

Starting in 2007, PPL elected to use an alternative method for disclosing quantitative information about certain market risk sensitive instruments.  This method utilizes a VaR model to measure commodity price risk in its non-trading and trading portfolios.  This approach is consistent with how PPL's Risk Manager assesses the market risk of its commodity business.  VaR is a statistical model that attempts to predict risk of loss, under normal market conditions, based on historical market price volatility.  PPL calculates VaR using a Monte Carlo simulation technique, which uses historical data from the past 12 month period.  The VaR is the estimated nominal loss of earnings based on a one-day holding period at a 95% confidence interval.  As of September 30, 2007, the VaR for PPL's non-trading portfolio was $13 million.  This excludes the activity for PPL's synthetic fuel tax credit hedges.  Additional information regarding these hedges can be found in the "Synthetic Fuel Tax Credit Risk" section below.

Commodity Price Risk (Trading)

PPL's trading contracts mature at various times through 2011.  The following chart sets forth the net fair market value of PPL's trading contracts.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Fair value of contracts outstanding at the beginning of the period	$48	$19	$41	$5
Contracts realized or otherwise settled during the period	(6)	20	(33)	2
Fair value of new contracts at inception	10	(16)	26	(13)
Other changes in fair values	14	6	32	35
Fair value of contracts outstanding at the end of the period	$66	$29	$66	$29

PPL expects to reverse approximately $6 million of the $66 million unrealized trading gains over the next three months as the transactions are realized.

The following chart segregates estimated fair values of PPL's trading portfolio at September 30, 2007, based on whether the fair values are determined by quoted market prices or other more subjective means.

	Fair Value of Contracts at Period-End Gains (Losses)
	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years	Total Fair Value
Source of Fair Value
Prices actively quoted	$2				$2
Prices provided by other external sources	7	$21	$1		29
Prices based on models and other valuation methods	17	17	1		35
Fair value of contracts outstanding at the end of the period	$26	$38	$2		$66

See "Commodity Price Risk (Non-trading)" above for information on the various sources of fair value.

As of September 30, 2007, PPL estimated that a 10% adverse movement in market prices across all geographic areas and time periods would have decreased the value of the commodity contracts in its trading portfolio by $23 million, compared with a $25 million decrease as of September 30, 2006.

As of September 30, 2007, the VaR for PPL's trading portfolio was $1 million.  This excludes the activity for PPL's synthetic fuel tax credit hedges.  Additional information regarding these hedges can be found in the "Synthetic Fuel Tax Credit Risk" section below.

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

PPL has net purchased options for 2007 that are expected to mitigate PPL's tax credit phase-out risk due to an increase of the average wellhead price in 2007.  These positions did not qualify for hedge accounting treatment.  The mark-to-market value of these positions as of September 30, 2007, was a gain of $51 million.

As of September 30, 2007, PPL estimated that a 10% adverse movement in market prices of crude oil would have decreased the value of the synthetic fuel hedges by $28 million.  For purposes of this calculation, a decrease in the market price for crude oil is considered an adverse movement.

Commodity Price Risk Summary

In accordance with its marketing and hedge strategy, PPL does not completely hedge its generation output or fuel requirements.  PPL estimates that for its entire portfolio, including all generation, emissions and physical and financial energy positions, a 10% adverse change in power prices across all geographic zones and time periods would decrease expected 2007 gross margins by $13 million.  Similarly, a 10% adverse movement in all fossil fuel prices would decrease 2007 gross margins by $21 million.

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

At September 30, 2007, PPL's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was $9 million.

PPL is also exposed to changes in the fair value of its domestic and international debt portfolios.  At September 30, 2007, PPL estimated that its potential exposure to a change in the fair value of its debt portfolio, through a 10% adverse movement in interest rates, was $360 million.

PPL utilizes various risk management instruments to reduce its exposure to the expected future cash flow variability of its debt instruments.  These risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financing.  While PPL is exposed to changes in the fair value of these instruments, any changes in the fair value of these instruments are recorded in equity and then reclassified into earnings in the same period during which the item being hedged affects earnings.  At September 30, 2007, the market value of these instruments, representing the amount PPL would pay upon their termination, was $3 million.  At September 30, 2007, PPL estimated that its potential additional exposure to a change in the fair value of these instruments, through a 10% adverse movement in the hedged exposure, was $8 million.

PPL also utilizes various risk management instruments to adjust the mix of fixed and floating interest rates in its debt portfolio.  While PPL is exposed to changes in the fair value of these instruments, any change in market value is recorded with an equal and offsetting change in the value of the debt being hedged.  At September 30, 2007, PPL estimated that its potential additional exposure to a change in the fair value of these instruments, through a 10% adverse movement in interest rates, was $21 million.

WPDH Limited holds a net position in cross-currency swaps totaling $702 million to hedge the interest payments and principal of its U.S. dollar-denominated bonds with maturity dates ranging from December 2007 to December 2028.  The estimated value of this position at September 30, 2007, being the amount WPDH Limited would pay to terminate it, including accrued interest, was $200 million.  At September 30, 2007, WPDH Limited estimated that its potential additional exposure to a change in the market value of these instruments, through a 10% adverse movement in foreign currency exchange rates and interest rates, was $133 million.

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

To economically hedge 2007 expected income in Chilean pesos, PPL entered into average rate forwards totaling 12.4 billion Chilean pesos.  The settlement date of these forwards is November 2007.  At September 30, 2007, the market value of these positions, representing the amount PPL would pay upon their termination, was insignificant.  PPL estimated that its potential additional exposure to a change in the market value of these instruments, through a 10% adverse movement in foreign currency exchange rates, was insignificant at September 30, 2007.

To economically hedge 2007 expected income denominated in British pounds sterling, PPL entered into a combination of average rate forwards and average rate options, which totaled £47.1 million at September 30, 2007.  The termination date of these forwards and options is December 2007.  At September 30, 2007, the market value of these positions, representing the amount PPL would pay upon their termination, was $3 million.  PPL estimated that its potential additional exposure to a change in the market value of these instruments, through a 10% adverse movement in foreign currency exchange rates, was $4 million at September 30, 2007.

PPL executed forward sale contracts totaling 215 billion Chilean pesos.  Of these forward sale contracts, 161 billion Chilean pesos are to hedge PPL's net investment in Emel, while the remaining 54 billion Chilean pesos are to hedge a portion of the proceeds from the anticipated sale of Emel.  The settlement date of these forwards is December 2007.  At September 30, 2007, the market value of these positions, representing the amount PPL would pay upon their termination, was $21 million.  PPL estimated that its potential additional exposure to a change in the market value of these instruments, through a 10% adverse movement in foreign currency exchange rates, was $46 million at September 30, 2007.  During October 2007, PPL terminated a portion of these forward sale contracts totaling 148 billion Chilean pesos.

PPL executed forward sale contracts totaling £90 million to partially hedge its net investment in WPD.  The settlement dates of these forwards range from January 2008 to March 2011.  At September 30, 2007, the market value of these positions, representing the amount PPL would pay upon their termination was $3 million.  PPL estimated that its potential additional exposure to a change in the market value of these instruments, through a 10% adverse movement in foreign currency exchange rates, was $17 million at September 30, 2007.

PPL has entered into a forward contract to purchase 5.1 million Euros in order to protect against fluctuations in the Euro exchange rate, in connection with the purchase of equipment.  The settlement date of this contract is January 2008.  At September 30, 2007, the market value of this position, representing the amount PPL would receive upon its termination, was insignificant.  PPL estimated that its potential exposure to a change in the market value of this instrument, through a 10% adverse movement in foreign currency exchange rates, was insignificant at September 30, 2007.

Nuclear Decommissioning Trust Funds - Securities Price Risk

In connection with certain NRC requirements, PPL Susquehanna maintains trust funds to fund certain costs of decommissioning the Susquehanna nuclear station.  As of September 30, 2007, these funds were invested primarily in domestic equity securities and fixed-rate, fixed-income securities and are reflected at fair value on PPL's Balance Sheet.  The mix of securities is designed to provide returns sufficient to be used to fund Susquehanna's decommissioning and to compensate for inflationary increases in decommissioning costs.  However, the equity securities included in the trusts are exposed to price fluctuation in equity markets, and the values of fixed-rate, fixed-income securities are exposed to changes in interest rates.  PPL actively monitors the investment performance and periodically reviews asset allocation in accordance with its nuclear decommissioning trust policy statement.  At September 30, 2007, a hypothetical 10% increase in interest rates and a 10% decrease in equity prices would have resulted in an estimated $42 million reduction in the fair value of the trust assets.  See Note 21 in PPL's 2006 Form 10-K for more information regarding the nuclear decommissioning trust funds.

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

PPL is currently planning incremental capacity increases of 343 MW at several existing domestic generating facilities.  Offsetting this increase is an expected 30 MW reduction in net generation capability at each of the Brunner Island and Montour plants, due to the estimated increases in station service usage during the scrubber operation.  See Note 10 to the Financial Statements for additional information, as well as information regarding the shut down of two 150 MW generating units at PPL Martins Creek in September 2007.

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

PPL ENERGY SUPPLY, LLC AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

PPL Energy Supply is an energy company with headquarters in Allentown, PA.  In PPL Energy Supply's 2006 Form 10-K, descriptions of its domestic and international businesses are found in "Item 1. Business - Background."  Through its subsidiaries, PPL Energy Supply is primarily engaged in the generation and marketing of electricity in two key markets - the northeastern and western U.S. - and in the delivery of electricity in the U.K. and Chile.  PPL Energy Supply's reportable segments are Supply and International Delivery.  In March 2007, PPL announced its intention to sell its regulated electricity delivery businesses in Latin America, which are included in the International Delivery segment.  See Note 8 to the Financial Statements for information on the status of the sales and planned divestiture.  See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" in PPL Energy Supply's 2006 Form 10-K and Form 8-K dated June 21, 2007, for an overview of PPL Energy Supply's strategy and the risks and the challenges that it faces in its business.  See "Forward-Looking Information," Note 10 to the Financial Statements and the rest of this Item 2 in this Form 10-Q and "Item 1A. Risk Factors" and the rest of Item 7 in PPL Energy Supply's 2006 Form 10-K for more information concerning the material risks and uncertainties that PPL Energy Supply faces in its businesses and with respect to its future earnings.

The following information should be read in conjunction with PPL Energy Supply's Condensed Consolidated Financial Statements and the accompanying Notes, PPL Energy Supply's 2006 Form 10-K and a related Form 8-K dated June 21, 2007.

Terms and abbreviations are explained in the glossary.  Dollars are in millions unless otherwise noted.

Results of Operations

The following discussion begins with a summary of PPL Energy Supply's earnings.  "Results of Operations" continues with a review of results by reportable segment and a description of key factors by segment that management expects may impact future earnings.  This section ends with explanations of significant changes in principal items on PPL Energy Supply's Statements of Income, comparing the three and nine months ended September 30, 2007, with the same periods in 2006.

Earnings

Net income was:

Three Months Ended September 30,		Nine Months Ended September 30,
2007	2006	2007	2006

$323	$182	$790	$570

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

The results for interim periods can be disproportionately influenced by various factors and developments and by seasonal variations, and as such, the results of operations for interim periods do not necessarily indicate results or trends for the year or for future operating results.

Segment Results

Net income by segment was:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Supply	$215	$123	$471	$351
International Delivery	108	59	319	219
Total	$323	$182	$790	$570

Supply Segment

The Supply segment primarily consists of the domestic energy marketing, domestic generation and domestic development operations of PPL Energy Supply.  In August 2007, PPL Energy Supply completed the sale of its telecommunication operations.

The Supply segment results in 2006 reflect the reclassification of PPL Energy Supply's interest in the Griffith plant's operating revenues and expenses from certain income statement line items to Discontinued Operations.  See Note 8 to the Financial Statements for further discussion.

Supply segment net income was:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Energy revenues	$1,007	$929	$2,596	$2,544
Energy-related businesses	183	122	530	407
Total operating revenues	1,190	1,051	3,126	2,951
Fuel and energy purchases	467	508	1,186	1,291
Other operation and maintenance	181	184	561	549
Depreciation	39	38	116	107
Taxes, other than income	7	10	25	29
Energy-related businesses	173	150	565	425
Total operating expenses	867	890	2,453	2,401
Other Income - net	30	14	61	35
Interest Expense	26	24	80	59
Income Taxes	111	27	181	153
Minority Interest	1	1	2	2
Loss from Discontinued Operations				(20)
Net Income	$215	$123	$471	$351

The after-tax changes in net income between these periods were due to the following factors, including Discontinued Operations.

	Sept. 30, 2007 vs. Sept. 30, 2006
	Three Months Ended	Nine Months Ended

Eastern U.S. non-trading margins	$36	$56
Western U.S. non-trading margins	14	10
Net energy trading margins	(3)	(2)
Other operation and maintenance	(3)	(16)
Depreciation		(5)
Financing costs		(6)
Earnings from synfuel projects	4	17
Other income - net	6	8
Taxes, other than income	2	2
Certain income tax adjustments	9	11
Other	2	8
Special items	25	37
	$92	$120

•	See "Domestic Gross Energy Margins" for an explanation of non-trading margins by geographic region and for an explanation of net energy trading margins.

•
The improved earnings contribution from synfuel projects for the three and nine months ended September 30, 2007, was primarily due to higher net gains on options purchased to hedge the risk associated with the phase-out of synthetic fuel tax credits and increased production.

•
Other operation and maintenance expenses were higher for the nine months ended September 30, 2007, primarily due to increased outage costs at the Eastern U.S. fossil/hydro stations and the Susquehanna nuclear station.

•	Financing costs were higher for the nine months ended September 30, 2007, primarily due to higher interest expense on long-term debt.

The following after-tax amounts, which management considers special items, also had a significant impact on the Supply segment earnings.  See the indicated Notes to the Financial Statements for additional information.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Mark-to-market adjustments from certain economic, non-trading hedges	$(6)	$(13)	$20	$(14)
Loss related to sale of interest in the Griffith plant (Note 8)				(17)
Impairment of certain transmission rights (Note 10)	(12)		(12)
Settlement of Wallingford cost-based rates (Note 10)	33		33
Sale of telecommunication operations (Note 8)	(3)		(23)
Reduction in Enron reserve (Note 10)				11
Off-site remediation of ash basin leak (Note 10)				6
Impairment of synfuel-related assets (Note 10)				(6)
PJM billing dispute (Note 10)			(1)
Total	$12	$(13)	$17	$(20)

Outlook

PPL Energy Supply projects significantly higher earnings in its Supply segment in 2007 compared with 2006, driven by higher wholesale energy margins.  A significant portion of these increased energy margins was recognized in the third quarter of 2007 from the replacement of expiring supply obligations with new higher-value wholesale energy contracts and growth in energy marketing results.  These same factors are expected to drive margin growth into 2008.

In addition, PPL Energy Supply now expects slightly higher base load power plant output in 2007, due primarily to enhanced performance by PPL Energy Supply's coal-fired power plants in the Eastern and Western U.S., despite the retirement of the two small coal-fired units in Pennsylvania that occurred in September and other planned power plant outages.

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

International Delivery Segment

The International Delivery segment includes operations of the international energy businesses of PPL Global that are primarily focused on the distribution of electricity.  Substantially all of PPL Global's remaining international businesses are located in the U.K. and Chile.  In May and July 2007, PPL Global sold its El Salvadoran and Bolivian businesses.  In September 2007, PPL Global agreed to sell its entire interest in its Chilean business.  The sale is expected to be completed in early November 2007.  PPL expects to record an after-tax gain on the sale of $205 million to $225 million.

The International Delivery segment results in 2007 and 2006 reflect the reclassification of Latin American revenues and expenses to Discontinued Operations.  See Note 8 to the Financial Statements for further discussion.

International Delivery segment net income was:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Utility revenues	$204	$174	$638	$562
Energy-related businesses	8	7	27	27
Total operating revenues	212	181	665	589
Other operation and maintenance	57	45	182	132
Depreciation	33	36	111	105
Taxes, other than income	17	15	49	41
Energy-related businesses	4	4	13	12
Total operating expenses	111	100	355	290
Other Income - net	2	7	19	27
Interest Expense	47	44	141	130
Income Taxes	(39)	(1)	(42)	11
Income from Discontinued Operations	13	14	89	34
Net Income	$108	$59	$319	$219

The after-tax changes in net income between these periods were due to the following factors, including Discontinued Operations.

	Sept. 30, 2007 vs. Sept. 30, 2006
	Three Months Ended	Nine Months Ended
U.K.
Delivery margins	$8	$2
Other operating expenses	(2)	(13)
Depreciation	4	3
Interest expense	(2)	(5)
Income taxes	(1)	(23)
Foreign currency exchange rates	4	17
Impairment of investment in U.K. real estate (Note 8)		6
Gain on transfer of equity investment (Note 8)	(5)
Hyder liquidation distributions (Note 8)	(2)	(21)
Other	2	5
Latin American operations	(14)	1
Change in tax reserves (Note 5)		31
Other		(2)
Special items	57	99
	$49	$100

•
Higher U.K. delivery margins, for both periods, were primarily due to an increase in prices effective April 1, 2007 and favorable customer mix changes.  The increase for the nine months ended September 30, 2007, was primarily offset by a 4% decrease in sales volume, partially due to milder weather in 2007.

•	Higher U.K. other operating expenses for the nine months ended September 30, 2007, were partially due to higher pension costs and a greater insurance adjustment in 2006 compared with 2007.

•
Higher U.K. income taxes for the nine months ended September 30, 2007, were primarily due to the transfer of WPD tax items in the first quarter of 2006.  See Note 5 to the Financial Statements for additional information.

•
Changes in foreign exchange rates increased the U.K.'s portion of revenue and expense line items by 9% and 12% for the three and nine months ended September 30, 2007, compared with the same periods in 2006.

The following after-tax amounts, which management considers special items, also had a significant impact on the International Delivery segment earnings.  See the indicated Notes to the Financial Statements for additional information.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Divestiture of Latin American businesses (Note 8)	$3		$46
Change in U.K. tax rate (Note 5)	54		54
Reduction in Enron reserve				$1
Total	$57		$100	$1

Outlook

Excluding the impacts of special items, PPL Energy Supply projects higher earnings from its International Delivery segment in 2007 compared with 2006, driven primarily by favorable currency exchange rates and higher delivery revenue in the U.K. and U.S. income tax benefits recorded in the second quarter of 2007.  These positive benefits are expected to be partially offset by increased operation and maintenance expenses in the U.K.  In addition, gains from the sale or liquidation of non-electricity delivery businesses in the U.K. are not expected at the same level in 2007 as occurred in 2006.

In July 2007, the U.K.'s Finance Act 2007, which includes amendments to existing tax law, was enacted.  The most significant change to the tax law was a reduction in the U.K.'s statutory income tax rate.  Effective April 1, 2008, the statutory income tax rate will be reduced from 30% to 28%.  As a result, PPL Energy Supply recognized a one-time deferred tax benefit during the third quarter of 2007 of $54 million.

Statement of Income Analysis --

Domestic Gross Energy Margins

The following table provides pre-tax changes in the income statement line items that comprise domestic gross energy margins.

	Sept. 30, 2007 vs. Sept. 30, 2006
	Three Months Ended	Nine Months Ended

Wholesale energy marketing	$70	$(20)
Wholesale energy marketing to affiliate	8	70
Unregulated retail electric	5	5
Net energy trading margins	(5)	(3)
Other revenue adjustments (a)	(19)	18
Total revenues	59	70
Fuel	21	104
Energy purchases	(64)	(207)
Energy purchases from affiliate	2	(2)
Other cost adjustments (a)	7	19
Total cost of sales	(34)	(86)
Domestic gross energy margins	$93	$156

(a)
Adjusted to exclude the impact of any revenues and costs not associated with domestic gross energy margins, consistent with the way management reviews domestic gross energy margins internally.  These exclusions include revenues and energy costs related to the international operations of PPL Global and revenues prior to 2007 associated with the settlement of Wallingford cost-based rates (see Note 10 to the Financial Statements for additional information).  Also adjusted to include the margins of the Griffith plant prior to its sale in June 2006, which are included in Discontinued Operations, and gains or losses on sales of emission allowances, which are included in "Other operation and maintenance" expenses on the Statements of Income.

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

	Sept. 30, 2007 vs. Sept. 30, 2006
	Three Months Ended	Nine Months Ended
Non-trading
Eastern U.S.	$72	$152
Western U.S.	25	19
Net energy trading	(4)	(15)
Domestic gross energy margins	$93	$156

Eastern U.S.

Eastern U.S. non-trading margins were higher for the three and nine months ended September 30, 2007, compared with the same periods in 2006, primarily due to new full requirements supply contracts and higher market prices for electricity.  Also contributing to the improvement was increased generation output from PPL's coal and nuclear generating facilities.

Eastern U.S. non-trading margins that resulted from economic activity and hedge ineffectiveness included unrealized losses of $10 million for the three months ended September 30, 2007, compared with $23 million of unrealized losses in the same period in 2006.  This change relates to gains in electric, gas and oil positions due to favorable changes in market prices.  For the nine months ended September 30, 2007, $28 million of unrealized gains were recorded, compared with $19 million of unrealized losses in the same period in 2006.  This change relates to gains in electricity positions, including a $17 million increase in the fair value of capacity contracts in PJM related to PJM's implementation of its Reliability Pricing Model (RPM).  Prior to the RPM, PPL Energy Supply recorded valuation reserves for capacity contracts due to the lack of liquidity and reliable, observable prices in the marketplace.  With the implementation of the RPM and the completion of PJM capacity auctions, forward capacity prices became sufficiently observable and PPL Energy Supply no longer reserves for capacity contracts in PJM.

Western U.S.

Western U.S. non-trading margins were higher for the three and nine months ended September 30, 2007, compared with the same periods in 2006, primarily due to higher market prices for electricity combined with increased generation from the coal-fired generating facilities.

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

The amount of net energy trading margins from realized transactions decreased $30 million for the three months ended September 30, 2007, compared with the same period in 2006.  This decrease was offset by an increase in unrealized transactions of $26 million.  The amount of net energy trading margins from realized transactions decreased $24 million for the nine months ended September 30, 2007, compared with the same period in 2006.  This decrease was offset by an increase in unrealized transactions of $9 million.

The realized physical volumes for electricity and gas associated with energy trading were:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2007	2006	2007	2006

GWh	4,034	1,730	9,381	5,509
Bcf	2.8	5.1	11.0	14.5

Utility Revenues

The increases in utility revenues were attributable to:

	Sept. 30, 2007 vs. Sept. 30, 2006
	Three Months Ended	Nine Months Ended
International:
U.K. retail electric delivery	$14	$17
U.K. foreign currency exchange rates	16	59
	$30	$76

Higher U.K. utility revenues, for both periods, were primarily due to an increase in prices effective April 1, 2007, favorable customer mix changes and an increase in engineering services performed for third parties.  The increase for the nine months ended September 30, 2007, was primarily offset by a 4% decrease in sales volume, partially due to milder weather in 2007.

Energy-related Businesses

Energy-related businesses contributed $39 million more to operating income for the three months ended September 30, 2007, compared with the same period in 2006.  The increase was primarily attributable to:

•	a $54 million net gain on options purchased to hedge the risk associated with the phase-out of the synthetic fuel tax credits; partially offset by
•	$10 million of higher operating losses from synfuel projects due to higher production levels; and
•	a $5 million impairment of telecommunication assets that were sold in August 2007 (see Note 8 to the Financial Statements).

Energy-related businesses contributed $18 million less to operating income for the nine months ended September 30, 2007, compared with the same period in 2006.  The decrease was primarily attributable to a $39 million impairment of telecommunication assets that were sold in August 2007, partially offset by $16 million of higher pre-tax contributions from synfuel projects.  The increase in synfuel projects reflects:

•	a $21 million net gain on options purchased to hedge the risk associated with the phase-out of the synthetic fuel tax credits; and
•	an impairment charge of $10 million on the synfuel-related assets in 2006; partially offset by
•	$15 million of higher operating losses due to higher production levels.

See Note 10 to the Financial Statements for an overall assessment of synthetic fuel tax credits and a further discussion of the impairment of these facilities.

Other Operation and Maintenance

The increases in other operation and maintenance expenses were due to:

	Sept. 30, 2007 vs. Sept. 30, 2006
	Three Months Ended	Nine Months Ended

Impairment of certain transmission rights (Note 10)	$21	$21
Reduction in Enron reserve in 2006 (Note 10)		19
WPD recoverable engineering services performed for third parties	5	19
Martins Creek ash basin remediation adjustment in 2006 (Note 10)		11
U.K. foreign currency exchange rates	4	14
Pension and other postretirement benefits	1	7
Salary expense	4	7
Eastern U.S. fossil/hydro station outages	(5)	5
WPD insurance adjustment		5
Susquehanna nuclear station outages	(4)	4
WPD distribution costs	1	2
Insurance premiums	3	3
Allocations of corporate service costs (Note 11)	2	3
Stock-based compensation		3
Gains on sale of emission allowances	(25)	(62)
Other	2	1
	$9	$62

Depreciation

The changes in depreciation expense were due to:

	Sept. 30, 2007 vs. Sept. 30, 2006
	Three Months Ended	Nine Months Ended

Additions to PP&E	$7	$17
U.K. foreign currency exchange rates	2	10
Purchase in September 2006 of equipment previously leased		1
Impact of not depreciating held for sale telecommunication assets (Note 8)	(3)	(3)
Extension of useful lives of certain WPD network assets (Note 2)	(7)	(11)
Other	(1)	1
	$(2)	$15

Taxes, Other Than Income

Taxes, other than income increased by $4 million during the nine months ended September 30, 2007, compared with the same period in 2006. The increase was primarily due to:

•	a $4 million increase from changes in U.K. foreign currency exchange rates; and
•	a $3 million increase in WPD property taxes, due to the 2006 period including a refund credit of $2 million; partially offset by
•	a $3 million decrease in domestic capital stock tax expense.

Other Income - net

See Note 12 to the Financial Statements for details of other income.

Interest Expense

The increases in interest expense, which includes "Interest Expense with Affiliates," were due to:

	Sept. 30, 2007 vs. Sept. 30, 2006
	Three Months Ended	Nine Months Ended

Long-term debt interest expense	$12	$47
U.K. foreign currency exchange rates	3	11
Redemption of 8.23% Subordinated Debentures due 2027 with affiliate (Note 11)	(3)	(5)
Capitalized interest	(8)	(23)
Other	1	2
	$5	$32

Income Taxes

The changes in income taxes were due to:

	Sept. 30, 2007 vs. Sept. 30, 2006
	Three Months Ended	Nine Months Ended

Higher pre-tax book income	$73	$53
Transfer of WPD tax items in 2006		20
Increase in tax expense on foreign earnings	9	7
Change in tax benefits related to nonconventional fuel tax credits	17	(20)
Change in tax reserves	4	(27)
U.K. tax rate change	(54)	(54)
Other	(3)	(4)
	$46	$(25)

See Note 5 to the Financial Statements for a reconciliation of income tax expense.

Discontinued Operations

In the second quarter of 2007, PPL Energy Supply recorded an $89 million gain, net of a $5 million tax expense, in connection with the sale of its El Salvadoran regulated electricity delivery business.  In July 2007, PPL Energy Supply also sold its Bolivian businesses.  In connection with this sale, PPL Energy Supply recorded a total impairment of $20 million, net of a $17 million tax benefit.  See "Discontinued Operations - Sale of Latin American Businesses" in Note 8 to the Financial Statements for information on these sales and the anticipated sale of PPL Energy Supply's Chilean business, along with additional information related to the income from discontinued operations recorded in 2006 and 2007.

In the second quarter of 2006, PPL Energy Supply recorded a $24 million loss, net of a $16 million tax benefit, in connection with the sale of its ownership interest in the Griffith plant.  Also included in Discontinued Operations is the acceleration of net unrealized gains on derivatives associated with the Griffith plant of $7 million after tax.  See "Discontinued Operations - Sale of Interest in Griffith Plant" in Note 8 to the Financial Statements for information on this sale, along with information regarding 2006 operating results recorded prior to the sale.

Financial Condition

Liquidity and Capital Resources

PPL Energy Supply had the following cash and cash equivalents, short-term investments and short-term debt as of the dates noted below:

	September 30, 2007		December 31, 2006

Cash and cash equivalents	$221	(a)		$524
Short-term investments	303			328
	$524			$852
Short-term debt	$100		$

(a)	Excludes $13 million of cash related to a Latin American business that is included in "Assets held for sale" on the Balance Sheet.

The $328 million decrease, which includes the effects of the cash flows of the Discontinued Operations, in PPL Energy Supply's cash, cash equivalents and short-term investments position was primarily the net result of:

•	distributions to Member of $1.3 billion;
•	$884 million of capital expenditures;
•	the retirement of $141 million of long-term debt (which includes the payment of $29 million to settle related cross-currency swaps);
•	an increase of $27 million in restricted cash;
•	the classification of $13 million of cash related to a Latin American business as held for sale;
•	$894 million of cash provided by operating activities;
•	$700 million of contributions from Member;
•	$191 million of proceeds from the sale of the El Salvadoran and Bolivian electricity delivery businesses;
•	a net increase in short-term debt of $111 million (including $11 million related to Latin American businesses);
•	net proceeds of $62 million from the sale of emission allowances; and
•	$47 million of proceeds from the sale of telecommunication operations.

Convertible Senior Notes

The terms of PPL Energy Supply's 2.625% Convertible Senior Notes due 2023 include a market price trigger that permits holders to convert the notes during any fiscal quarter if the closing sale price of PPL's common stock exceeds $29.83 for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter.  Holders of the Convertible Senior Notes were entitled to convert their notes at any time during the first, second and third quarters of 2007 and are also entitled to convert their notes any time during the fourth quarter of 2007 as a result of the market price trigger being met.  When holders elect to convert the Convertible Senior Notes, PPL Energy Supply is required to settle the principal amount in cash and any conversion premium in cash or PPL common stock.  During the nine months ended September 30, 2007, Convertible Senior Notes in an aggregate principal amount of $18 million were presented for conversion.  The total conversion premium related to these conversions was $15 million, which was settled with 331,831 shares of PPL common stock, along with an insignificant amount of cash in lieu of fractional shares.  At September 30, 2007, $84 million of Convertible Senior Notes remain outstanding.  PPL and PPL Energy Supply have, and expect to continue to have, access to sufficient liquidity sources to fund any such conversions.

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

In May 2007, PPL Energy Supply entered into a $3.4 billion Second Amended and Restated Five-Year Credit Agreement, which amended its previously existing $1.9 billion credit facility and extended the term of the previously existing facility to June 2012.  Under certain conditions, PPL Energy Supply may elect to have the principal balance of the loans outstanding on the final maturity date of the facility continue as non-revolving term loans for a period of one year from that final maturity date.  Also, under certain conditions, PPL Energy Supply may request that the facility's principal amount be increased by up to $500 million.  PPL Energy Supply has the ability to cause the lenders under this facility to issue letters of credit.  The additional capacity under this facility is expected to support potential collateral requirements under contracts that PPL Energy Supply anticipates entering into in connection with expanding its wholesale marketing and trading business.  Through September 30, 2007, PPL Energy Supply made net cash borrowings of $100 million under this facility.

In May 2007, Emel arranged uncommitted credit lines in the amount of 30.4 billion Chilean pesos (approximately $58 million).

Financing

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

Proceeds from Divestitures

Proceeds from the sales and planned divestiture discussed in Note 8 to the Financial Statements are expected to be used to invest in growth opportunities in PPL's core electricity supply and delivery businesses and/or for the repurchase of securities, including PPL common stock.

Rating Agency Decisions

Moody's, S&P and Fitch periodically review the credit ratings on the debt securities of PPL Energy Supply and its subsidiaries.  Based on their respective independent reviews, the rating agencies may make certain ratings revisions or ratings affirmations.

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

Moody's and S&P did not take any actions related to PPL Energy Supply and its key rated subsidiaries during the nine months ended September 30, 2007.  In March 2007, Fitch affirmed its BBB rating of PPL Montana's 8.903% Pass Through Certificates due 2020.

Capital Expenditures

The schedule below shows PPL Energy Supply's capital expenditure projections as of September 30, 2007, for the years 2007 through 2011.  Capital expenditure projections for the years 2008 through 2011 are preliminary and subject to approval by PPL's Board of Directors, which is expected to occur prior to year-end.

	Projected
	2007	2008	2009	2010	2011
Construction expenditures (a)
Generating facilities	$361	$384	$446	$472	$346
Transmission and distribution facilities	311	303	327	336	342
Environmental	612	460	169	56	128
Other	41	67	30	30	29
Total Construction Expenditures	1,325	1,214	972	894	845
Nuclear fuel	81	102	162	173	171
Total Capital Expenditures	$1,406	$1,316	$1,134	$1,067	$1,016

(a)	Construction expenditures include AFUDC and capitalized interest, which are expected to be $274 million for the 2007-2011 period.

PPL Energy Supply's capital expenditure projections for the years 2007-2011 total $5.9 billion.  Capital expenditure plans are revised periodically to reflect changes in operational, market and regulatory conditions.  The above schedule has been revised from that which was presented in PPL Energy Supply's 2006 Form 10-K, primarily to reflect:

•	a reduction due to the sales of the Latin American businesses;
•	estimated costs to submit a COLA with the NRC for a possible third nuclear generating unit adjacent to the Susquehanna station;
•	increased expenditures for the addition of two hydro units at PPL Holtwood;
•	a hydro expansion at PPL Montana;
•	increased pollution control expenditures; and
•	increased nuclear fuel prices for the Susquehanna station.

See Notes 8 and 10 to the Financial Statements for additional information on certain projects.

For additional information on PPL Energy Supply's liquidity and capital resources, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in PPL Energy Supply's 2006 Form 10-K.

Risk Management - Energy Marketing & Trading and Other

Market Risk

Commodity Price Risk (Non-Trading)

PPL Energy Supply's non-trading commodity derivative contracts mature at various times through 2017.  PPL Energy Supply segregates its non-trading activities into two categories:  hedge and economic activity.  Transactions that are accounted for as hedge activity qualify for hedge accounting treatment under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and interpreted.  Economic activity includes transactions that address a specific risk, but are not eligible for hedge accounting or hedge accounting is not elected.  Economic activity includes certain load-following energy obligations and related supply contracts, capacity swaps, FTRs, crude oil swaps to hedge rail transportation charges and hedges of synthetic fuel tax credits.  Although they do not receive hedge accounting treatment, these contracts are considered non-trading.  The fair value of the non-trading economic contracts that do not qualify for accrual or hedge accounting treatment as of September 30, 2007, including net premiums on options, was $81 million.

The following chart sets forth the net fair market value of PPL Energy Supply's non-trading commodity derivative contracts.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Fair value of contracts outstanding at the beginning of the period	$(245)	$(95)	$(111)	$(278)
Contracts realized or otherwise settled during the period	(30)	(5)	(50)
Fair value of new contracts at inception	10	(27)	29	(27)
Other changes in fair values	90	21	(43)	199
Fair value of contracts outstanding at the end of the period	$(175)	$(106)	$(175)	$(106)

The following chart segregates estimated fair values of PPL Energy Supply's non-trading commodity derivative contracts at September 30, 2007, based on whether the fair values are determined by quoted market prices or other more subjective means.

	Fair Value of Contracts at Period-End Gains (Losses)
	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years	Total Fair Value
Source of Fair Value
Prices actively quoted	$3	$(33)	$(3)		$(33)
Prices provided by other external sources	(110)	(180)	(23)	$(18)	(331)
Prices based on models and other valuation methods	84	10	10	85	189
Fair value of contracts outstanding at the end of the period	$(23)	$(203)	$(16)	$67	$(175)

The "Prices actively quoted" category includes the fair value of exchange-traded options and futures contracts, which have quoted prices through 2012.

The "Prices provided by other external sources" category includes PPL Energy Supply's forward positions and options in natural gas and electricity and natural gas basis swaps at points for which over-the-counter (OTC) broker quotes are available.

The "Prices based on models and other valuation methods" category includes the value of transactions for which an internally developed price curve was constructed as a result of the long-dated nature of the transaction or the illiquidity of the market point, or the value of options not quoted by an exchange or OTC broker.  This category includes the fair value of transactions completed in auction markets, where contract prices represent the market value for load-following bundled energy prices delivered at illiquid delivery points.  The prices associated with these transactions did not equal the wholesale bilateral market prices at inception (Day 1).  However, EITF 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities," does not generally permit Day 1 gains and losses to be recognized unless the fair value is derived principally from observable market inputs.  Therefore, PPL Energy Supply recorded a reserve for the modeled Day 1 gain, which is netted against the above fair values.

Because of PPL Energy Supply's efforts to hedge the value of the energy from its generation assets, PPL Energy Supply sells electricity, capacity and related services and buys fuel on a forward basis, resulting in open contractual positions.  If PPL Energy Supply is unable to deliver firm capacity and energy or to accept the delivery of fuel under its agreements, under certain circumstances it could be required to pay damages.  These damages would be based on the difference between the market price and the contract price of the commodity.  Depending on price volatility in the wholesale energy markets, such damages could be significant.  Extreme weather conditions, unplanned power plant outages, transmission disruptions, non-performance by counterparties (or their own counterparties) with which it has energy contracts and other factors could affect PPL Energy Supply's ability to meet its obligations, or cause significant increases in the market price of replacement energy.  Although PPL Energy Supply attempts to mitigate these risks, there can be no assurance that it will be able to fully meet its firm obligations, that it will not be required to pay damages for failure to perform, or that it will not experience counterparty non-performance in the future.

As of September 30, 2007, PPL Energy Supply estimated that a 10% adverse movement in market prices across all geographic areas and time periods would have decreased the value of the commodity contracts in its non-trading portfolio by approximately $442 million, compared with $332 million as of September 30, 2006.  For purposes of this calculation, an increase in the market price for electricity is considered an adverse movement because PPL Energy Supply's electricity portfolio is generally in a net sales position, and the decrease in the market price for fuel is considered an adverse movement because PPL Energy Supply's commodity fuels portfolio is generally in a net purchase position.  PPL Energy Supply enters into those commodity contracts to reduce the market risk inherent in the generation of electricity.

Starting in 2007, PPL Energy Supply elected to use an alternative method for disclosing quantitative information about certain market risk sensitive instruments.  This method utilizes a VaR model to measure commodity price risk in its non-trading and trading portfolios.  This approach is consistent with how PPL's Risk Manager assesses the market risk of its commodity business.  VaR is a statistical model that attempts to predict risk of loss, under normal market conditions, based on historical market price volatility.  PPL Energy Supply calculates VaR using a Monte Carlo simulation technique, which uses historical data from the past 12 month period.  The VaR is the estimated nominal loss of earnings based on a one-day holding period at a 95% confidence interval.  As of September 30, 2007, the VaR for PPL Energy Supply's non-trading portfolio was $13 million.  This excludes the activity for PPL Energy Supply's synthetic fuel tax credit hedges.  Additional information regarding these hedges can be found in the "Synthetic Fuel Tax Credit Risk" section below.

Commodity Price Risk (Trading)

PPL Energy Supply's trading contracts mature at various times through 2011.  The following chart sets forth the net fair market value of PPL Energy Supply's trading contracts.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Fair value of contracts outstanding at the beginning of the period	$48	$19	$41	$5
Contracts realized or otherwise settled during the period	(7)	20	(34)	2
Fair value of new contracts at inception	10	(16)	26	(13)
Other changes in fair values	15	6	33	35
Fair value of contracts outstanding at the end of the period	$66	$29	$66	$29
PPL Energy Supply expects to reverse approximately $6 million of the $66 million unrealized trading gains over the next three months as the transactions are realized.

The following chart segregates estimated fair values of PPL Energy Supply's trading portfolio at September 30, 2007, based on whether the fair values are determined by quoted market prices or other more subjective means.

	Fair Value of Contracts at Period-End Gains (Losses)
	Maturity Less Than 1 year	Maturity 1-3 years	Maturity 4-5 years	Maturity in Excess of 5 Years	Total Fair Value
Source of Fair Value
Prices actively quoted	$2				$2
Prices provided by other external sources	7	$21	$1		29
Prices based on models and other valuation methods	17	17	1		35
Fair value of contracts outstanding at the end of the period	$26	$38	$2		$66

See "Commodity Price Risk (Non-trading)" above for information on the various sources of fair value.

As of September 30, 2007, PPL Energy Supply estimated that a 10% adverse movement in market prices across all geographic areas and time periods would have decreased the value of the commodity contracts in its trading portfolio by $23 million, compared with a $25 million decrease as of September 30, 2006.

As of September 30, 2007, the VaR for PPL Energy Supply's trading portfolio was $1 million.  This excludes the activity for PPL Energy Supply's synthetic fuel tax credit hedges.  Additional information regarding these hedges can be found in the "Synthetic Fuel Tax Credit Risk" section below.

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

PPL Energy Supply has net purchased options for 2007 that are expected to mitigate PPL Energy Supply's tax credit phase-out risk due to an increase of the average wellhead price in 2007.  These positions did not qualify for hedge accounting treatment.  The mark-to-market value of these positions at September 30, 2007, was a gain of $51 million.

As of September 30, 2007, PPL Energy Supply estimated that a 10% adverse movement in market prices of crude oil would have decreased the value of the synthetic fuel hedges by $28 million.  For purposes of this calculation, a decrease in the market price for crude oil is considered an adverse movement.

Commodity Price Risk Summary

In accordance with its marketing and hedge strategy, PPL Energy Supply does not completely hedge its generation output or fuel requirements.  PPL Energy Supply estimates that for its entire portfolio, including all generation, emissions and physical and financial energy positions, a 10% adverse change in power prices across all geographic zones and time periods would decrease expected 2007 gross margins by $13 million.  Similarly, a 10% adverse movement in all fossil fuel prices would decrease 2007 gross margins by $21 million.

Interest Rate Risk

PPL Energy Supply and its subsidiaries have issued debt to finance their operations, which exposes them to interest rate risk.  Both PPL and PPL Energy Supply manage the interest rate risk of PPL Energy Supply by using various financial derivative products to adjust the mix of fixed and floating interest rates in PPL Energy Supply's debt portfolio, adjust the duration of its debt portfolio and lock in treasury rates (and interest rate spreads over treasuries) in anticipation of future financing, when appropriate.  Risk limits under the risk management program are designed to balance risk exposure to volatility in interest expense and changes in the fair value of PPL Energy Supply's debt portfolio due to changes in the absolute level of interest rates.

At September 30, 2007, PPL Energy Supply's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was $4 million.

PPL Energy Supply is also exposed to changes in the fair value of its domestic and international debt portfolios.  At September 30, 2007, PPL Energy Supply estimated that its potential exposure to a change in the fair value of its debt portfolio, through a 10% adverse movement in interest rates, was $273 million.

PPL and PPL Energy Supply utilize various risk management instruments to reduce PPL Energy Supply's exposure to the expected future cash flow variability of its debt instruments.  These risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financing.  While PPL Energy Supply is exposed to changes in the fair value of these instruments, any changes in the fair value of these instruments are recorded in equity and then reclassified into earnings in the same period during which the item being hedged affects earnings.  At September 30, 2007, PPL Energy Supply had none of these instruments outstanding.

PPL and PPL Energy Supply also utilize various risk management instruments to adjust the mix of fixed and floating interest rates in PPL Energy Supply's debt portfolio.  While PPL Energy Supply is exposed to changes in the fair value of these instruments, any change in market value is recorded with an equal and offsetting change in the value of the debt being hedged.  At September 30, 2007, PPL Energy Supply estimated that its potential additional exposure to a change in the fair value of these instruments, through a 10% adverse movement in interest rates, was $1 million.

WPDH Limited holds a net position in cross-currency swaps totaling $702 million to hedge the interest payments and principal of its U.S. dollar-denominated bonds with maturity dates ranging from December 2007 to December 2028.  The estimated value of this position at September 30, 2007, being the amount WPDH Limited would pay to terminate it, including accrued interest, was $200 million.  At September 30, 2007, WPDH Limited estimated that its potential additional exposure to a change in the market value of these instruments, through a 10% adverse movement in foreign currency exchange rates and interest rates, was $133 million.

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

To economically hedge 2007 expected income in Chilean pesos, PPL Energy Supply entered into average rate forwards totaling 12.4 billion Chilean pesos.  The settlement date of these forwards is November 2007.  At September 30, 2007, the market value of these positions, representing the amount PPL Energy Supply would pay upon their termination, was insignificant.  PPL Energy Supply estimated that its potential additional exposure to a change in the market value of these instruments, through a 10% adverse movement in foreign currency exchange rates, was insignificant at September 30, 2007.

To economically hedge 2007 expected income denominated in British pounds sterling, PPL entered into a combination of average rate forwards and average rate options, which totaled £47.1 million at September 30, 2007.  In connection with these transactions, PPL Energy Supply entered into average rate forwards and average rate options with PPL that have terms identical to those executed by PPL.  The termination date of these forwards and options is December 2007.  At September 30, 2007, the market value of these positions, representing the amount PPL Energy Supply would pay upon their termination, was $3 million.  PPL Energy Supply estimated that its potential additional exposure to a change in the market value of these instruments, through a 10% adverse movement in foreign currency exchange rates, was $4 million at September 30, 2007.

PPL executed forward sale contracts totaling 215 billion Chilean pesos.  In connection with these transactions, PPL Energy Supply entered into forward contracts with PPL that have terms identical to those executed by PPL.  Of these forward sale contracts, 161 billion Chilean pesos are to hedge PPL Energy Supply's net investment in Emel, while the remaining 54 billion Chilean pesos are to hedge a portion of the proceeds from the anticipated sale of Emel.  The settlement date of these forwards is December 2007.  At September 30, 2007, the market value of these positions, representing the amount PPL Energy Supply would pay upon their termination, was $21 million.  PPL Energy Supply estimated that its potential additional exposure to a change in the market value of these instruments, through a 10% adverse movement in foreign currency exchange rates, was $46 million at September 30, 2007.  During October 2007, PPL Energy Supply terminated a portion of these forward sale contracts totaling 148 billion Chilean pesos in connection with PPL terminating forward sale contracts in the same amount with third parties.

PPL executed forward sale contracts totaling £90 million.  In connection with these transactions, PPL Energy Supply entered into forward contracts with PPL that have terms identical to those executed by PPL.  These forward sale contracts are to partially hedge PPL Energy Supply's net investment in WPD.  The settlement dates of these forwards range from January 2008 to March 2011.  At September 30, 2007, the market value of these positions, representing the amount PPL would pay upon their termination was $3 million.  PPL estimated that its potential additional exposure to a change in the market value of these instruments, through a 10% adverse movement in foreign currency exchange rates, was $17 million at September 30, 2007.

PPL Energy Supply has entered into a forward contract to purchase 5.1 million Euros in order to protect against fluctuations in the Euro exchange rate, in connection with the purchase of equipment.  The settlement date of this contract is January 2008.  At September 30, 2007, the market value of this position, representing the amount PPL Energy Supply would receive upon its termination, was insignificant.  PPL Energy Supply estimated that its potential exposure to a change in the market value of this instrument, through a 10% adverse movement in foreign currency exchange rates, was insignificant at September 30, 2007.

Nuclear Decommissioning Trust Funds - Securities Price Risk

In connection with certain NRC requirements, PPL Susquehanna maintains trust funds to fund certain costs of decommissioning the Susquehanna nuclear station.  As of September 30, 2007, these funds were invested primarily in domestic equity securities and fixed-rate, fixed-income securities and are reflected at fair value on PPL Energy Supply's Balance Sheet.  The mix of securities is designed to provide returns sufficient to be used to fund Susquehanna's decommissioning and to compensate for inflationary increases in decommissioning costs.  However, the equity securities included in the trusts are exposed to price fluctuation in equity markets, and the values of fixed-rate, fixed-income securities are exposed to changes in interest rates.  PPL actively monitors the investment performance and periodically reviews asset allocation in accordance with its nuclear decommissioning trust policy statement.  At September 30, 2007, a hypothetical 10% increase in interest rates and a 10% decrease in equity prices would have resulted in an estimated $42 million reduction in the fair value of the trust assets.  See Note 21 in PPL Energy Supply's 2006 Form 10-K for more information regarding the nuclear decommissioning trust funds.

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

PPL Energy Supply is currently planning incremental capacity increases of 343 MW at several existing domestic generating facilities.  Offsetting this increase is an expected 30 MW reduction in net generation capability at each of the Brunner Island and Montour plants, due to the estimated increases in station service usage during the scrubber operation.  See Note 10 to the Financial Statements for additional information, as well as information regarding the shut down of two 150 MW generating units at PPL Martins Creek in September 2007.

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

The following information should be read in conjunction with PPL Electric's Condensed Consolidated Financial Statements and the accompanying Notes and with PPL Electric's 2006 Form 10-K.

Terms and abbreviations are explained in the glossary.  Dollars are in millions unless otherwise noted.

Results of Operations

The following discussion begins with a summary of PPL Electric's earnings and continues with key factors that management expects may impact future earnings.  This section ends with explanations of significant changes in principal items on PPL Electric's Statements of Income, comparing the three and nine months ended September 30, 2007, with the same periods in 2006.

The results for interim periods can be disproportionately influenced by various factors and developments and by seasonal variations, and as such, the results of operations for interim periods do not necessarily indicate results or trends for the year or for future operating results.

Earnings

Income available to PPL was:

Three Months Ended September 30,		Nine Months Ended September 30,
2007	2006	2007	2006

$35	$50	$117	$131

The after-tax changes in income available to PPL between these periods were due to:

	Sept. 30, 2007 vs. Sept. 30, 2006
	Three Months Ended	Nine Months Ended

Delivery revenues (net of CTC/ITC amortization, interest expense on transition bonds and ancillary charges)	$1	$11
Other operation and maintenance	2	(2)
Depreciation	(3)	(8)
Other	(1)	(1)
Special items	(14)	(14)
	$(15)	$(14)

The period-to-period changes in significant earnings components are explained in the "Statement of Income Analysis."

PPL Electric's period-to-period earnings were affected by:

•
Higher delivery revenues for the nine months ended September 30, 2007, were primarily attributable to a 3% increase in sales volume, due in part to the impact of favorable weather in 2007 on residential and commercial sales and normal load growth.

•
Higher depreciation expense for the three and nine months ended September 30, 2007, was primarily attributable to plant additions.  The increase in the nine month period was also impacted by the purchase in September 2006 of equipment previously leased.

The following after-tax amounts, which management considers special items, also had a significant impact on earnings.  See the indicated Notes to the Financial Statements for additional information.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Write-off of the Hurricane Isabel regulatory asset (Note 2)		$(7)		$(7)
Realization of benefits related to Black Lung Trust assets (Note 9)		21		21
Total		$14		$14

Outlook

Excluding the impacts of special items, PPL Electric expects to have slightly higher earnings in 2007, with higher sales as a result of warmer-than-usual weather and modest load growth being partially offset by increased operation and maintenance expenses.

In March 2007, PPL Electric filed a request with the PUC to increase distribution rates by approximately $84 million (subsequently amended to $77 million).  In August 2007, PPL Electric entered into a settlement agreement with the parties to increase its distribution rates by $55 million, effective January 1, 2008, for an overall revenue increase of 1.7% over PPL Electric's present rates.  In October 2007, the PUC administrative law judge recommended approval of the settlement agreement.  The settlement agreement must be approved by the PUC, which is expected to act by year-end.  PPL Electric cannot predict the outcome of this proceeding.

In May 2007, the PUC approved PPL Electric's plan to procure default electricity supply in 2010 for retail customers who do not choose an alternative competitive supplier after PPL Electric's PLR contract with PPL EnergyPlus expires.  Under the plan, PPL Electric will issue a series of competitive bids for such supply in 2007, 2008 and 2009.  In July 2007, the PUC approved bids for the first of six competitive solicitations and PPL Electric has entered into supply contracts for 850 MW, or one-sixth of its expected electricity supply needs in 2010 for residential, small commercial and small industrial customers who do not choose a competitive supplier.  The average generation supply prices from the first bid process were $101.77 per MWh for residential customers and $105.11 per MWh for small commercial and small industrial customers.  In October 2007, the PUC approved bids for the second competitive solicitation and PPL Electric has entered into contracts for another 850 MW of 2010 generation supply for these customers.  The average generation supply prices from the second bid process were $105.08 per MWh for residential customers and $105.75 per MWh for small commercial and small industrial customers.  PPL Electric now has contracted for one-third of the 2010 electricity supply it expects to need for residential, small commercial and small industrial customers.  If the average prices paid for the supply purchased so far were to be the same for the remaining four purchases, the average residential customer's monthly bill in 2010 would increase about 34.5% over 2009 levels, while small commercial and small industrial bills would increase in the range of 22.8% to 42.2%.  The estimated increases include Pennsylvania gross receipts tax and an adjustment for line losses, and exclude any potential rate increases from PPL Electric's current rate proceeding.  Actual 2010 prices will not be known until all six supply purchases have been made.

In May 2007, the PUC approved final regulations regarding the obligation of Pennsylvania electric utilities to provide default electricity supply in 2011 and beyond.  The new regulations provide that default service providers will acquire electricity supply at prevailing market prices pursuant to procurement and implementation plans approved by the PUC.  The regulations also address the utilities' recovery of market supply costs.  The final regulations became effective in September 2007.

In addition, the Governor of Pennsylvania has proposed an Energy Independence Strategy (Strategy) which, among other things, contains initiatives to address PLR issues.  Retail customers could elect to phase-in over three years any rate increase approved by the PUC.  Also, PLR providers would be required to obtain a "least cost portfolio" of supply by purchasing power in the spot market and through contracts of varying lengths and the provider would be required to procure energy conservation resources before acquiring additional power.  In addition, PLR providers could enter into long-term contracts with large energy users and alternative energy developers.  It is expected that the implementation details of the Strategy, including the issues of deferral of costs and recovery of interest for the customer rate phase-in program and the timing of PUC approval for PLR supply portfolios, will be delegated to the PUC.

In September 2007, the Pennsylvania General Assembly convened a special session to address the proposals in the Governor's Strategy.  Central to the Governor's Strategy is an $850 million Energy Independence Fund to support alternative and renewable energy sources and energy conservation that would be funded through a surcharge on electricity bills.  The Pennsylvania Senate has formed a special committee to manage legislation for the special legislative session.  As an alternative to the Governor's $850 million Energy Independence Fund, the committee has approved a bill that would create a $250 million fund for clean energy projects, conservation and energy efficiency initiatives and pollution control projects that would be funded through revenue bonds and existing tax revenue.

PPL and PPL Electric currently are working with Pennsylvania legislators, regulators and other stakeholders to develop constructive measures to help customers adjust to market rates after 2009, including a variety of rate mitigation, educational and energy conservation programs, consistent with a number of initiatives being developed by the state administration and legislature.  In this regard, PPL Electric announced in October 2007 that it will request the PUC to approve a plan under which its residential and small commercial customers could smooth the one-time impact of price increases when generation rate caps expire in 2010.  The proposed five-year phase-in plan would provide customers the option of paying additional amounts on their electric bills beginning in mid-2008 and continuing through 2009.  Funds collected during 2008 and 2009, plus accrued interest, would then be applied to 2010, 2011 and 2012 electric bills, mitigating the one-time impact on the rate cap expiration.

Certain Pennsylvania legislators have introduced legislation to extend generation rate caps in Pennsylvania beyond the utilities' transition periods, which in PPL Electric's case would be December 31, 2009.  PPL and PPL Electric have expressed strong concern to Pennsylvania governmental officials regarding the severe potential consequences of such legislation on customer service, system reliability, adequate future generation supply and PPL Electric's financial viability, among other substantial adverse effects.  In addition, PPL and PPL Electric believe that such an extension of rate caps, if enacted into law, would violate federal law and the U.S. Constitution.  At this time, PPL and PPL Electric cannot predict the final outcome or impact of this legislative and regulatory process.

Statement of Income Analysis --

Operating Revenues

Retail Electric

The increases in revenues from retail electric operations were attributable to:

	Sept. 30, 2007 vs. Sept. 30, 2006
	Three Months Ended	Nine Months Ended

PLR electric delivery	$10	$76
Electric delivery	2	31
Other		(2)
	$12	$105

Higher PLR revenues and electric delivery revenues for the nine months ended September 30, 2007, were primarily attributable to a 3% increase in sales volume, due in part to the impact of favorable weather in 2007 on residential and commercial sales and normal load growth.

Energy Purchases from Affiliate

The increases in energy purchases from affiliate of $70 million for the nine months ended September 30, 2007, compared with the same period in 2006, reflect an increase in PLR load, as well as higher prices for energy purchased under the power supply contracts with PPL EnergyPlus that were needed to support the PLR load.

Other Operation and Maintenance

The increases in other operation and maintenance expenses were due to:

	Sept. 30, 2007 vs. Sept. 30, 2006
	Three Months Ended	Nine Months Ended

Realization of benefits related to Black Lung Trust assets in 2006 (Note 9)	$36	$36
Advertising		3
Reversal in 2006 of cost recovery - Hurricane Isabel (Note 2)	(11)	(11)
Other	(2)	1
	$23	$29

Depreciation

Depreciation expense increased by $5 million and $13 million in the three and nine months ended September 30, 2007, compared with the same periods in 2006, primarily due to plant additions.  The increase in the nine month period was also impacted by the purchase in September 2006 of equipment previously leased.

Taxes, Other Than Income

Taxes, other than income increased by $6 million during the nine months ended September 30, 2007, compared with the same period in 2006. The increase was primarily due to an $8 million increase in domestic gross receipts tax expense resulting from a 3% increase in sales volume.

Other Income - net

See Note 12 to the Financial Statements for details of other income.

Financing Costs

The decreases in financing costs, which include "Interest Expense," "Interest Expense with Affiliate" and "Dividends on Preferred Securities," were due to:

	Sept. 30, 2007 vs. Sept. 30, 2006
	Three Months Ended	Nine Months Ended

Long-term debt interest expense primarily due to the repayment of transition bonds	$(5)	$(17)
Dividends on 6.25% Series Preference Stock		4
Other		1
	$(5)	$(12)

Income Taxes

The decreases in income taxes were due to:

	Sept. 30, 2007 vs. Sept. 30, 2006
	Three Months Ended	Nine Months Ended

Lower pre-tax book income	$(9)	$(7)
Increase in tax reserves	2	1
	$(7)	$(6)

See Note 5 to the Financial Statements for a reconciliation of income tax expense.

Financial Condition

Liquidity and Capital Resources

PPL Electric had the following cash and cash equivalents, short-term investments and short-term debt as of the dates noted below:

	September 30, 2007	December 31, 2006

Cash and cash equivalents	$15	$150
Short-term investments		26
	$15	$176
Short-term debt	$81	$42

The $161 million decrease in PPL Electric's cash, cash equivalents and short-term investments position was primarily the net result of:

•	the retirement of $483 million of long-term debt;
•	$210 million of capital expenditures;
•	the payment of $95 million of common stock dividends to PPL;
•	an increase in restricted cash of $10 million;
•	$359 million of cash provided by operating activities;
•	proceeds of $250 million from the issuance of long-term debt; and
•	a net increase in short-term debt of $39 million.

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

In July 2007, PPL Electric and a subsidiary extended the expiration date of the credit agreement related to its participation in an asset-backed commercial paper program to July 2008.  During the nine months ended September 30, 2007, PPL Electric's subsidiary made net cash borrowings of $19 million under such credit agreement.

During the nine months ended September 30, 2007, PPL Electric made net cash borrowings of $20 million under its $200 million commercial paper program.

Financing

In August 2007, PPL Electric issued $250 million of 6.45% Senior Secured Bonds due 2037.  The bonds are secured by (i) an equal principal amount of First Mortgage Bonds issued under the 1945 First Mortgage Bond Indenture and (ii) the lien of the 2001 Senior Secured Bond Indenture, which is junior to the lien of the 1945 First Mortgage Bond Indenture.  The 1945 First Mortgage Bond Indenture and the 2001 Senior Secured Bond Indenture create a lien on substantially all of PPL Electric's distribution properties and certain of its transmission properties, which liens may be released subject to certain circumstances and conditions, and subject to certain exceptions and exclusions.  The bonds may be redeemed at any time prior to maturity at PPL Electric's option at make-whole redemption prices.  PPL Electric received $248 million of proceeds, net of a discount and underwriting fees, from the issuance of the bonds.  The proceeds were used, together with cash on hand, to pay at maturity $255 million aggregate principal amount of PPL Electric's Senior Secured Bonds, 5-7⁄8% Series, due August 2007.

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

Moody's and S&P did not take any actions related to PPL Electric or PPL Transition Bond Company during the nine months ended September 30, 2007.  In August 2007, Fitch affirmed its AAA rating for the Transition Bonds of PPL Transition Bond Company.

Capital Expenditures

The schedule below shows PPL Electric's capital expenditure projections as of September 30, 2007, for the years 2007 through 2011.  Capital expenditure projections for the years 2008 through 2011 are preliminary and subject to approval by PPL's Board of Directors, which is expected to occur prior to year-end.

	Projected
	2007	2008	2009	2010	2011
Construction expenditures (a)
Transmission and distribution facilities	$272	$240	$274	$360	$454
Other	24	24	23	26	20
Total Capital Expenditures	$296	$264	$297	$386	$474

(a)	Construction expenditures include AFUDC, which is expected to be $9 million for the 2007-2011 period.

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

Interest Rate Risk

PPL Electric has issued debt to finance its operations, which exposes it to interest expense risk.  At September 30, 2007, PPL Electric's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was insignificant.

PPL Electric is also exposed to changes in the fair value of its debt portfolio.  At September 30, 2007, PPL Electric estimated that its potential exposure to a change in the fair value of its debt portfolio, through a 10% adverse movement in interest rates, was $31 million.

Related Party Transactions

PPL Electric is not aware of any material ownership interests or operating responsibility by senior management of PPL Electric in outside partnerships, including leasing transactions with variable interest entities, or other entities doing business with PPL Electric.

For additional information on related party transactions, see Note 11 to the Financial Statements.

Development

See Note 8 to the Financial Statements for information regarding the PJM-approved regional transmission expansion project.

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

The registrants' principal executive officers and principal financial officers, based on their evaluation of the registrants' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) have concluded that, as of September 30, 2007, the registrants' disclosure controls and procedures are effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period for which this quarterly report has been prepared.  The aforementioned principal officers have concluded that the disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officers, to allow for timely decisions regarding required disclosure.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
July 1 to July 31, 2007	1,884,100	$47.00	1,884,100	$584,112,771
August 1 to August 31, 2007	5,715,892	$47.79	5,715,892	$310,937,964
September 1 to September 30, 2007	2,608,200	$48.43	2,608,200	$184,633,360
Total	10,208,192	$47.81	10,208,192	$184,633,360

(1)	In June 2007, PPL announced a program to repurchase from time to time up to $750 million of its common stock in open market purchases, pre-arranged trading plans or privately negotiated transactions.

Item 6. Exhibits

4(a)	-	Amendment No. 1 to Amended and Restated Employee Stock Ownership Plan, executed July 2, 2007
10(a)	-	Stock Purchase Agreement, dated as of September 12, 2007, between PPL Chile Energía Limitada and Compañía General de Electricidad
12(a)	-	PPL Corporation and Subsidiaries Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
12(b)	-	PPL Energy Supply, LLC and Subsidiaries Computation of Ratio of Earnings to Fixed Charges
12(c)	-	PPL Electric Utilities Corporation and Subsidiaries Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended September 30, 2007, filed by the following officers for the following companies:

31(a)	-	James H. Miller for PPL Corporation
31(b)	-	Paul A. Farr for PPL Corporation
31(c)	-	James H. Miller for PPL Energy Supply, LLC
31(d)	-	Paul A. Farr for PPL Energy Supply, LLC
31(e)	-	David G. DeCampli for PPL Electric Utilities Corporation
31(f)	-	J. Matt Simmons, Jr. for PPL Electric Utilities Corporation

Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended September 30, 2007, furnished by the following officers for the following companies:

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

PPL Corporation
(Registrant)

PPL Energy Supply, LLC
(Registrant)

PPL Electric Utilities Corporation
(Registrant)

Date: November 1, 2007	/s/ J. Matt Simmons, Jr.
J. Matt Simmons, Jr.
Vice President and Controller
(Principal Accounting Officer)