Form 10-K
period 2007-12-31
PPL CORP; PPL ENERGY SUPPLY LLC; PPL ELECTRIC UTILITIES CORP
filed 2008-02-29
CIK 922224, 1161976, 317187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2007
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________ to ___________

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.

1-11459	PPL Corporation (Exact name of Registrant as specified in its charter) (Pennsylvania) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-2758192

333-74794	PPL Energy Supply, LLC (Exact name of Registrant as specified in its charter) (Delaware) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-3074920

1-905	PPL Electric Utilities Corporation (Exact name of Registrant as specified in its charter) (Pennsylvania) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-0959590

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock of PPL Corporation	New York & Philadelphia Stock Exchanges

Senior Unsecured Notes of PPL Energy Supply, LLC
7.0% due 2046	New York Stock Exchange

Preferred Stock of PPL Electric Utilities Corporation
4-1/2% 4.40% Series	New York Stock Exchange New York Stock Exchange

Junior Subordinated Notes of PPL Capital Funding, Inc.
2007 Series A due 2067	New York Stock Exchange

Senior Notes of PPL Capital Funding, Inc.
6.85% due 2047	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrants are well-known seasoned issuers, as defined in Rule 405 of the Securities Act.

PPL Corporation	Yes X	No
PPL Energy Supply, LLC	Yes	No X
PPL Electric Utilities Corporation	Yes	No X

Indicate by check mark if the Registrants are not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

PPL Corporation	Yes	No X
PPL Energy Supply, LLC	Yes	No X
PPL Electric Utilities Corporation	Yes	No X

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

Indicate by check mark whether the Registrants are large accelerated filers, accelerated filers, non-accelerated filers, or a smaller reporting company.  See definition of "accelerated filer, large accelerated filer and smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):

	Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company
PPL Corporation	[ X ]	[ ]	[ ]	[ ]
PPL Energy Supply, LLC	[ ]	[ ]	[ X ]	[ ]
PPL Electric Utilities Corporation	[ ]	[ ]	[ X ]	[ ]

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Act).

PPL Corporation	Yes	No X
PPL Energy Supply, LLC	Yes	No X
PPL Electric Utilities Corporation	Yes	No X

As of June 29, 2007, PPL Corporation had 384,924,807 shares of its $.01 par value Common Stock outstanding.  The aggregate market value of these common shares (based upon the closing price of these shares on the New York Stock Exchange on that date) held by non-affiliates was $18,010,631,720.  As of January 31, 2008, PPL Corporation had 373,371,443 shares of its $.01 par value Common Stock outstanding.

As of January 31, 2008, PPL Corporation held all 66,368,056 outstanding common shares, no par value, of PPL Electric Utilities Corporation.

PPL Corporation indirectly holds all of the membership interests in PPL Energy Supply, LLC.

PPL Energy Supply, LLC meets the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

Documents incorporated by reference:

PPL Corporation and PPL Electric Utilities Corporation have incorporated herein by reference certain sections of PPL Corporation's 2008 Notice of Annual Meeting and Proxy Statement, and PPL Electric Utilities Corporation's 2008 Notice of Annual Meeting and Information Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2007.  Such Statements will provide the information required by Part III of this Report.

PPL CORPORATION
PPL ENERGY SUPPLY, LLC
PPL ELECTRIC UTILITIES CORPORATION

FORM 10-K ANNUAL REPORT TO
THE SECURITIES AND EXCHANGE COMMISSION
FOR THE YEAR ENDED DECEMBER 31, 2007

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

GLOSSARY OF TERMS AND ABBREVIATIONS

PPL Corporation and its current and former subsidiaries

DelSur - Distribuidora de Electricidad Del Sur, S.A. de C.V., an electric distribution company in El Salvador, a majority of which was owned by EC until the sale of this interest in May 2007.

EC - Electricidad de Centroamerica, S.A. de C.V., an El Salvadoran holding company and the majority owner of DelSur.  PPL Global had 100% ownership of EC until the sale of this interest in May 2007.

Elfec - Empresa de Luz y Fuerza Electrica Cochabamba S.A., a Bolivian electric distribution company in which PPL Global had a majority ownership interest until its sale in July 2007.

Emel - Empresas Emel S.A., a Chilean electric distribution holding company in which PPL Global had a majority ownership interest until its sale in November 2007.

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

Integra - Empresa de Ingenieria y Servicios Integrales Cochabamba S.A., a Bolivian construction and engineering services company in which PPL Global had a majority ownership interest until its sale in July 2007.

PPL - PPL Corporation, the parent holding company of PPL Electric, PPL Energy Funding and other subsidiaries.

PPL Capital Funding - PPL Capital Funding, Inc., a wholly-owned financing subsidiary of PPL.

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

PPL Global - PPL Global, LLC, a subsidiary of PPL Energy Supply that primarily owns and operates a business in the U.K. that is focused on the regulated distribution of electricity.

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

SIUK Capital Trust I - a business trust created to issue preferred securities, the common equity of which was held by WPD LLP.  The preferred securities were redeemed in February 2007.

SIUK Limited - a former intermediate holding company within the WPDH Limited group.  In January 2003, SIUK Limited transferred its assets and liabilities to WPD LLP.

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

APB - Accounting Principles Board.

ARB - Accounting Research Bulletin.

ARO - asset retirement obligation.

Bcf - billion cubic feet.

Black Lung Trust - a trust account maintained under federal and state Black Lung legislation for the payment of claims related to disability or death due to pneumoconiosis.

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

GAAP - generally accepted accounting principles in the U.S.

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

Moody's - Moody's Investors Service, Inc.

MVA - megavolt-ampere.

MW - megawatt, one thousand kilowatts.

MWh - megawatt-hour, one thousand kilowatt-hours.

NERC - North American Electric Reliability Corporation.

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

PLR (Provider of Last Resort) - the role of PPL Electric in providing default electricity supply to retail customers within its delivery territory who have not chosen to select an alternative electricity supplier under the Customer Choice Act.

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

RFC - ReliabilityFirst Corporation, the regional transmission reliability entity that replaced the Mid-Atlantic Area Coordination Council.

RMC - Risk Management Committee.

RMR - reliability must run.

RTO - Regional Transmission Organization.

SAB - Staff Accounting Bulletin.

Sarbanes-Oxley - Sarbanes-Oxley Act of 2002, which sets requirements for management's assessment of internal controls for financial reporting.  It also requires an independent auditor to make its own assessment.

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

Synfuel projects - production facilities that manufacture synthetic fuel from coal or coal byproducts.  Favorable federal tax credits, which expired effective December 31, 2007, were available on qualified synthetic fuel products.

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

FORWARD-LOOKING INFORMATION

Statements contained in this Form 10-K concerning expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts are "forward-looking statements" within the meaning of the federal securities laws.  Although PPL, PPL Energy Supply and PPL Electric believe that the expectations and assumptions reflected in these statements are reasonable, there can be no assurance that these expectations will prove to be correct.  Forward-looking statements involve a number of risks and uncertainties, and actual results may differ materially from the results discussed in forward-looking statements.  In addition to the specific factors discussed in "Item 1A. Risk Factors" and in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," the following are among the important factors that could cause actual results to differ materially from the forward-looking statements:

•	market demand and prices for energy, capacity and fuel;
•	weather conditions affecting generation production, customer energy use and operating costs;
•	competition in retail and wholesale power markets;
•	liquidity of wholesale power markets;
•	defaults by our counterparties under our energy, fuel or other power product contracts;
•	the effect of any business or industry restructuring;
•	the profitability and liquidity, including access to capital markets and credit facilities, of PPL and its subsidiaries;
•	new accounting requirements or new interpretations or applications of existing requirements;
•	operation, availability and operating costs of existing generation facilities;
•	transmission and distribution system conditions and operating costs;
•	current and future environmental conditions and requirements and the related costs of compliance, including environmental capital expenditures, emission allowance costs and other expenses;
•	significant delays in the ongoing installation of pollution control equipment at certain coal-fired generating units in Pennsylvania due to weather conditions, contractor performance or other reasons;
•	market prices of commodity inputs for ongoing capital expenditures;
•	collective labor bargaining negotiations;
•	development of new projects, markets and technologies;
•	performance of new ventures;
•	asset acquisitions and dispositions;
•	political, regulatory or economic conditions in states, regions or countries where PPL or its subsidiaries conduct business;
•	any impact of hurricanes or other severe weather on PPL and its subsidiaries, including any impact on fuel prices;
•	receipt of necessary governmental permits, approvals and rate relief;
•	new state, federal or foreign legislation, including new tax legislation;
•	state, federal and foreign regulatory developments;
•	the impact of any state, federal or foreign investigations applicable to PPL and its subsidiaries and the energy industry;
•	capital market conditions, including changes in interest rates, and decisions regarding capital structure;
•	stock price performance of PPL;
•	the market prices of equity securities and the impact on pension costs and resultant cash funding requirements for defined benefit pension plans;
•	securities and credit ratings;
•	foreign currency exchange rates;
•	the outcome of litigation against PPL and its subsidiaries;
•	potential effects of threatened or actual terrorism or war or other hostilities; and
•	the commitments and liabilities of PPL and its subsidiaries.

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

PART I

ITEM 1. BUSINESS

BACKGROUND

PPL Corporation, headquartered in Allentown, PA, is an energy and utility holding company that was incorporated in 1994.  Through its subsidiaries, PPL generates electricity from power plants in the northeastern and western U.S.; markets wholesale or retail energy primarily in the northeastern and western portions of the U.S. and delivers electricity to approximately 4 million customers in Pennsylvania and the U.K.  PPL's significant subsidiaries are shown below:

See Exhibit 99(a) in Item 15 for a listing of the current corporate organization.  In addition to PPL Corporation, the other SEC registrants included in this filing are:

PPL Energy Supply, LLC, an indirect wholly-owned subsidiary of PPL formed in 2000, is an energy company engaged through its subsidiaries in the generation and marketing of power, primarily in the northeastern and western power markets of the U.S. and in the delivery of electricity in the U.K.  PPL Energy Supply's major operating subsidiaries are PPL Generation, PPL EnergyPlus and PPL Global.  PPL Energy Supply owns or controls 11,418 MW of electric power generation capacity and has current plans to implement capital projects at certain of its existing generation facilities in Pennsylvania and Montana to provide 331 MW of additional generating capacity by 2012.

PPL Electric Utilities Corporation, incorporated in 1920, is a direct subsidiary of PPL and a regulated public utility.  PPL Electric provides electricity delivery service in its service territory in Pennsylvania and provides electricity supply to retail customers in that territory as a PLR under the Customer Choice Act.

Segment Information

PPL is organized into segments consisting of Supply, Pennsylvania Delivery and International Delivery.  PPL Energy Supply's segments consist of Supply and International Delivery.  PPL Electric operates in a single business segment.  See Note 2 to the Financial Statements for financial information about the segments and geographic financial data.

•	Supply Segment -

Owns and operates domestic power plants to generate electricity; markets this electricity and other power purchases to deregulated wholesale and retail markets; and acquires and develops domestic generation projects.  Consists primarily of the activities of PPL Generation and PPL EnergyPlus.

PPL has generation assets that are located in the eastern and western markets.  The eastern generation assets are located in the Northeast/Mid-Atlantic energy markets - including PJM, the New York ISO, ISO New England and the Mid-American Interconnection Network.  PPL's western generating capacity is located in the markets within the Western Electricity Coordinating Council.

PPL Generation

PPL Generation owned or controlled generating capacity of 11,418 MW at December 31, 2007.  Through subsidiaries, PPL Generation owns and operates power plants in Pennsylvania, Montana, Illinois, Connecticut, New York and Maine.  See "Item 2. Properties" for a complete listing of PPL's generating capacity.

The Pennsylvania generation plants had a total capacity for PPL Generation of 9,076 MW at December 31, 2007.  These plants are fueled by uranium, coal, natural gas, oil and water.  The electricity from these plants is sold to PPL EnergyPlus under FERC-jurisdictional power purchase agreements.

PPL's U.S. generation subsidiaries are EWGs, which sell electricity into the wholesale market.  PPL's EWGs are subject to regulation by the FERC, which has authorized these EWGs to sell generation from their facilities at market-based prices.

PPL Susquehanna, a subsidiary of PPL Generation, owns a 90% undivided interest in each of the two nuclear-fueled generating units at its Susquehanna station; Allegheny Electric Cooperative, Inc. owns the remaining 10% undivided interest.  PPL's 90% share of Susquehanna's generating capacity was 2,117 MW at December 31, 2007.

PPL Generation operates its Pennsylvania and Illinois power plants in conjunction with PJM.  PPL Generation's Pennsylvania power plants, PPL Generation's Illinois 557 MW natural gas-fired generating station and PPL EnergyPlus are members of the RFC.  Refer to "Pennsylvania Delivery Segment" for information regarding PJM's operations and functions and the RFC.

The Montana coal-fired and hydro-powered stations have a capacity of 1,287 MW.  PPL Montana's power plants are parties to the Western Electricity Coordinating Council Agreement.

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

The New York natural gas-fired generating stations have a combined capacity of 159 MW.  These generating stations are operated in connection with the New York ISO and are parties to the Northeast Power Coordinating Council Agreement.

PPL Generation has current plans to implement capital projects at certain of its generation facilities in Pennsylvania and Montana that would provide 331 MW of additional generation capacity by 2012.  See "Item 2. Properties" for additional information regarding these capital projects.

In 2003, PPL finalized an agreement with the New Jersey DEP and the Pennsylvania DEP that included the shutdown of the two 150 MW coal-fired generating units at the Martins Creek generating facility.  This shutdown occurred in September 2007.

Refer to the "Power Supply" section for additional information regarding electricity generated by the various power plants operated by PPL Generation and to the "Fuel Supply" section for a discussion of fuel requirements and contractual arrangements for fuel.

A subsidiary of PPL Energy Supply develops renewable energy plants on customer sites using technologies such as small turbines, reciprocating engines and photovoltaic solar panels.  As of December 31, 2007, another subsidiary of PPL Energy Supply owned approximately 23 MW of installed capacity from these projects, serving commercial and industrial customers.

PPL Generation's subsidiaries are subject to the jurisdiction of certain federal, regional, state and local regulatory agencies with respect to air and water quality, land use and other environmental matters.  PPL Susquehanna is subject to the jurisdiction of the NRC in connection with the operation of the Susquehanna units.  Certain of PPL Generation's other subsidiaries, including PPL Montana, are subject to the jurisdiction of the NRC in connection with the operation of their fossil plants with respect to certain level and density monitoring devices.

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

PPL EnergyPlus has executed contracts to provide electricity to PPL Electric sufficient for it to meet its PLR obligation through 2009, at the predetermined capped rates PPL Electric is entitled to charge its customers during this period.  This arrangement with PPL Electric accounted for 36% of PPL Energy Supply's operating revenues in 2007.  See Note 16 to the Financial Statements for more information concerning these contracts.

PPL EnergyPlus currently is licensed to provide retail electric supply to customers in Delaware, Maine, Maryland, Montana, New Jersey and Pennsylvania.  Beginning in 2008, PPL EnergyPlus also will be licensed to provide retail electric supply in Massachusetts.  In 2007, PPL EnergyPlus provided energy to industrial and commercial customers in Montana.  PPL EnergyPlus also is licensed to provide retail natural gas in Pennsylvania, Maryland and New Jersey.

PPL Synfuel Investments, LLC, a subsidiary of PPL EnergyPlus, indirectly owns, through its subsidiaries, two production facilities that until December 31, 2007, manufactured synthetic fuel from coal or coal byproducts.  PPL has received federal tax credits for these qualified manufactured solid synthetic fuel products.  PPL is in the process of retiring these facilities.  See Note 15 to the Financial Statements for additional information.

In 2007, PPL sold PPL Telcom, LLC, an indirect subsidiary of PPL EnergyPlus, which offered fiber optic capacity to telecommunication companies and enterprise customers.  See Note 9 to the Financial Statements for additional information.

•	Pennsylvania Delivery Segment -

Includes the regulated electric and gas delivery operations of PPL Electric and PPL Gas Utilities.

PPL Electric

PPL Electric delivers electricity to approximately 1.4 million customers in a 10,000-square mile territory in 29 counties of eastern and central Pennsylvania.  The largest cities in this territory are Allentown, Bethlehem, Harrisburg, Hazleton, Lancaster, Scranton, Wilkes-Barre and Williamsport.

In addition to delivering electricity in its service territory in Pennsylvania, PPL Electric also provides electricity supply to retail customers in that territory as a PLR.  As part of the PUC Final Order, PPL Electric agreed to supply this electricity at predetermined capped rates through 2009.  PPL Electric has executed two contracts to purchase electricity from PPL EnergyPlus sufficient for PPL Electric to meet its PLR obligation through 2009, at the predetermined capped rates.  PPL Electric's PLR obligation after 2009 will be determined by the PUC pursuant to PLR regulations and a policy statement regarding interpretation and implementation of those regulations.  Both the regulations and the policy statement became effective in September 2007.  Refer to "Power Supply" for additional information, as well as Notes 15 and 16 to the Financial Statements.

During 2007, about 95% of PPL Electric's operating revenues were derived from regulated electricity delivery and supply as a PLR.  About 5% of 2007 operating revenues were from wholesale sales, primarily the sale to PPL EnergyPlus of power purchased from NUGs.  During 2007, about 43% of electricity delivery and PLR revenues were from residential customers, 37% from commercial customers, 19% from industrial customers and 1% from other customer classes.

PPL Electric's transmission facilities are operated as part of PJM, which operates the electric transmission network and electric energy market in the mid-Atlantic and Midwest regions of the U.S.  Bulk electricity is transmitted to wholesale users throughout a geographic area including all or part of Delaware, Illinois, Indiana, Kentucky, Maryland, Michigan, New Jersey, North Carolina, Ohio, Pennsylvania, Tennessee, Virginia, West Virginia and the District of Columbia.  As of January 1, 2006, PPL Electric became a member of the RFC.  The purpose of the RFC is to preserve and enhance electric service reliability and security for the interconnected electric systems within its territory and to be a regional entity under the framework of the NERC.  The RFC's key functions are the development of regional standards for reliable planning and operation of the bulk electric system and non-discriminatory compliance monitoring and enforcement of both NERC and regional standards.

PJM serves as a FERC-approved RTO in order to accommodate greater competition and broader participation in the region.  An RTO, like an ISO, is a designation provided by the FERC to a FERC-approved independent entity that operates the transmission system and typically administers a competitive power market.  PJM also administers regional markets for energy, capacity and ancillary services.  A primary purpose of the RTO/ISO is to separate the operation of, and access to, the transmission grid from market participants that buy or sell electricity in the same markets.  Electric utilities continue to own the transmission assets, but the RTO/ISO directs the control and operation of the transmission facilities.  PPL Electric is entitled to fully recover from retail customers the charges that it pays to PJM for transmission-related services.  PJM imposes these charges pursuant to its FERC-approved Open Access Transmission Tariff.

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

In November 2004, Pennsylvania enacted the Alternative Energy Portfolio Standards legislation, which requires electric distribution companies, such as PPL Electric, and electric generation suppliers serving retail load to ultimately provide 18% of the electricity sold to retail customers in Pennsylvania from alternative sources within 15 years (by 2020).  Under this new state legislation, alternative sources include hydro, wind, solar, waste coal, landfill methane and fuel cells.  An electric distribution company will pay an alternative compliance payment of $45 for each MWh that it is short of its required alternative energy supply percentage.  Since PPL Electric's PLR generation rates are capped through 2009 as described above and the legislation allows for a cost recovery exemption period, PPL Electric will not be subject to the requirements of this legislation until 2010.  In that year, PPL Electric will have to supply about 9% of the total amount of electricity it delivers to its PLR customers from alternative energy sources.  At this time, PPL Electric cannot predict the impact of this legislation on its future results of operations because the impact will depend on a number of factors that will not be known until 2010, including customer load requirements, PLR contract terms and available alternative energy sources in the market.

In February 2007, the Governor of Pennsylvania announced an Energy Independence Strategy (Strategy).  The Strategy included initiatives aimed at encouraging the development of energy conservation, energy management and alternative energy resources and proposed the creation of an $850 million Energy Independence Fund (Fund) to support the Strategy objectives through rebates, grants and loans to qualifying programs.  The Fund would be capitalized with revenue bonds and financed through a non-bypassable charge on retail electric bills.  The Strategy also included three initiatives to address PLR issues, such as a proposal to phase-in over three years any initial generation rate increase approved by the PUC and a requirement that PLR providers obtain a "least cost portfolio" of supply by purchasing power in the spot market and through contracts of varying lengths.  Additionally, providers would be required to procure energy conservation resources before acquiring additional power to meet load growth.  In addition, PLR providers could enter into long-term contracts with large energy users and alternative energy developers.  A special legislative session on energy issues began in September 2007 and is continuing in 2008.  The announcement of this Strategy and the special legislative session are the first steps in an expected long legislative process involving all of the affected stakeholders.  In 2007 and 2008, numerous bills have been introduced on issues incorporated in or related to those addressed by the Strategy, including demand-side management measures.  It is uncertain at this time whether the details of implementing the Strategy, including the issues of deferral of costs and recovery of interest for the customer rate phase-in program and the timing of PUC approval for PLR supply portfolios, will be included in legislation or delegated to the PUC.  At this time, PPL cannot predict the final outcome of this legislative and regulatory process or its ultimate impact.  See PPL's "Results of Operations - Segment Results - Pennsylvania Delivery Segment - 2008 Outlook" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for additional information regarding PPL Electric's efforts to provide default electricity supply for periods after 2009.

PPL Gas Utilities

PPL Gas Utilities was formed in 1946, and PPL acquired it in 1998.  PPL Gas Utilities operates a natural gas distribution and propane business in portions of various counties in Pennsylvania, as well as in a small area of Maryland and Delaware, providing natural gas and propane services to approximately 110,000 customers.  PPL Gas Utilities provides natural gas services in Pennsylvania subject to the regulatory jurisdiction of the PUC.  PPL Gas Utilities also provides intrastate and interstate natural gas storage service from storage fields in Pennsylvania.  The intrastate storage service is regulated by the PUC and the interstate storage service is regulated by the FERC.  However, under a 1992 FERC Order, rates for interstate storage services are the rates set by the PUC for intrastate service.  The propane delivery service is not subject to the regulatory jurisdiction of the PUC or the FERC.

In July 2007, PPL completed a review of strategic options for PPL Gas Utilities and announced its intention to sell these businesses.  PPL expects the sale to be completed in the second half of 2008, following execution of a sales agreement and receipt of necessary regulatory approvals.  See Note 10 to the Financial Statements for additional information.

•	International Delivery Segment -

Includes WPD, a regulated electricity distribution company in the U.K.

WPD, through indirect wholly-owned subsidiaries, operates two electric distribution companies that together serve approximately 2.6 million end-users in the U.K.  WPD (South West) serves 1.5 million customers from Bristol to Bath in a 5,560 square mile area of southwest England.  WPD (South Wales) serves an area of Wales opposite the Bristol Channel from WPD (South West)'s territory.  Its 1.1 million customers occupy 4,550 square miles of Wales.

PPL Global had controlling interests in electric transmission and distribution companies serving customers in Chile, El Salvador and Bolivia until their respective sales in 2007.  In March 2007, PPL completed a review of strategic options for its Latin American businesses and announced its intention to sell them.  In May 2007, PPL completed the sale of its El Salvadoran business, DelSur, for $180 million in cash.  In July 2007, PPL sold its Bolivian businesses, Elfec and Integra, to a group organized by local management and employees of the companies.  In November 2007, PPL completed the sale of its entire interest in its Chilean business, Emel, for $660 million in cash.  These Latin American businesses had served approximately 1.1 million customers.  See Note 10 to the Financial Statements for additional information on these sales.

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

FINANCIAL CONDITION

See PPL's, PPL Energy Supply's and PPL Electric's "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for this information.

CAPITAL EXPENDITURE REQUIREMENTS

See "Financial Condition - Liquidity and Capital Resources" in PPL's, PPL Energy Supply's and PPL Electric's "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for information concerning estimated capital expenditure requirements for the years 2008-2012.  See Note 15 to the Financial Statements for additional information concerning expected capital expenditures for environmental matters.

COMPETITION

The unregulated businesses and markets in which PPL and its subsidiaries participate are highly competitive.  Over the last 15 years, there has been increased competition in U.S. energy markets because of federal and state deregulation initiatives.  For instance, in 1992, the Energy Act amended the Federal Power Act to provide open access to electric transmission systems for wholesale transactions.  In 1996, the Customer Choice Act was enacted in Pennsylvania to restructure the state's electric utility industry to create a competitive market for electricity generation.  Certain other states in which PPL's subsidiaries operate have also adopted "customer choice" plans to allow customers to choose their electricity supplier.  PPL and its subsidiaries believe that competition in deregulated energy markets will continue to be intense.  See "Item 1A. Risk Factors" for more information concerning the risks PPL faces with respect to competition in the deregulated energy markets.

Pursuant to PPL Electric's authorizations from the Commonwealth of Pennsylvania and the PUC, PPL Electric operates a regulated distribution monopoly in its service area.  Accordingly, PPL Electric does not face competition in its distribution business.  Although WPD operates in non-exclusive concession areas in the U.K., it currently faces little or no competition with respect to residential customers.  See "Franchises and Licenses" for more information.

POWER SUPPLY

PPL Generation's system capacity (winter rating) at December 31, 2007 was 11,418 MW.  The capacity of generating units is based upon a number of factors, including the operating experience and physical condition of the units, and may be revised periodically to reflect changed circumstances.  See "Item 2. Properties" for a description of PPL Generation's plants at December 31, 2007.

During 2007, PPL Generation's plants generated the following amounts of electricity.

State	Millions of kWh

Pennsylvania	44,032
Montana	8,441
Illinois	332
Maine	326
Connecticut	278
New York	232
Total	53,641

This generation represented a 2% increase above the output for 2006.  Of this generation, 56% of the energy was generated by coal-fired stations, 31% from nuclear operations at the Susquehanna station, 8% from hydroelectric stations and 5% from oil/gas-fired stations.

PPL estimates that, on average, approximately 91% of its expected annual generation output for the period 2008 through 2009 will be used to meet:

•	PPL EnergyPlus' obligation under two contracts to provide electricity for PPL Electric to satisfy its PLR obligation under the Customer Choice Act through 2009;
•	PPL EnergyPlus' obligation under contracts to provide electricity to NorthWestern; and
•	contractual sales to other counterparties for terms of various lengths.

PPL has started to and will continue to enter into new power sales contracts over the next few years to obtain firm commitments for a portion of the output of its generating facilities, in advance of the expiration of the PLR contracts.  PPL has already entered into commitments of varying quantities and terms for the years 2010 and beyond.  Based on developments in the wholesale markets over the last several years, PPL expects that new baseload output contracts are likely to continue to be of a shorter duration than the PLR contracts which, at inception, had terms of approximately nine years.

These contractual arrangements are consistent with, and are integral to, PPL's supply business strategy to capture profits while managing exposure to adverse movements in energy and fuel prices and counterparty credit risk.  This strategy includes matching PPL's anticipated energy supply (including generation as well as purchase commitments) with load, or customer demand, under contracts of varying lengths with creditworthy counterparties.  See Note 15 to the Financial Statements for more information regarding PPL's wholesale energy commitments and Note 16 for more information regarding the PLR contracts.

A subsidiary of PPL Energy Supply funds, develops, constructs, owns and operates plants that produce renewable energy.  PPL EnergyPlus markets the energy produced by these plants and renewable energy credits to commercial, industrial and institutional customers.

Another subsidiary of PPL Energy Supply has existing projects throughout Pennsylvania, New York, New Jersey and Connecticut, with capacity of approximately 23 MW.  During 2007, these projects generated 44 million kWh.  PPL EnergyPlus purchases the output from two wind farms in Pennsylvania with a combined capacity of 50 MW.  A subsidiary of PPL Energy Supply plans to invest at least $100 million in new renewable projects through 2011.  In addition, PPL Generation is planning to expand by 156 MW the renewable energy provided by hydroelectric facilities.  The cost of this expansion is expected to be $544 million.

FUEL SUPPLY

Coal and Synthetic Fuel

Pennsylvania

Through December 31, 2007, PPL Coal Supply, LLC (PPL Coal Supply) provided coal to Iris Energy LLC (Iris Energy) for the production of synthetic fuel.  In 2007, synthetic fuel from Iris Energy provided 66% of the fuel requirements for three Pennsylvania power plants operated by PPL Generation.  The contract to provide coal to Iris Energy and the contract for Iris Energy to supply synthetic fuel to PPL Generation, along with the IRS synthetic fuel tax credit program, terminated on December 31, 2007.  As part of that termination, PPL purchased Iris Energy's membership interest in PPL Coal Supply for $7 million.  PPL Generation's coal supply costs are expected to increase by approximately $20 million in 2008 as a result of the synthetic fuel supply contract ending.

Effective December 31, 2007, PPL Coal Supply, which provided the balance of the Pennsylvania plants' coal requirements, was merged into PPL Generation.  PPL Generation, by and through its agent PPL EnergyPlus, actively manages PPL's coal requirements by purchasing coal principally from mines located in central and northern Appalachia.

During 2007, PPL Coal Supply purchased about 92% of the coal delivered to PPL Generation's wholly-owned Pennsylvania stations under short-term and long-term contracts and obtained 8% through spot market purchases.  These contracts provided PPL Generation about 7.0 million tons of coal.  Contracts currently in place are expected to provide approximately 7.3 million tons in 2008.  At December 31, 2007, the wholly-owned Pennsylvania plants had sufficient supply for about 31 days of operations.  The amount of coal in inventory varies from time to time depending on market conditions and plant operations.

In 2006, PPL Generation, by and through its agent PPL EnergyPlus, entered into a long-term coal purchase agreement with CONSOL Energy Inc.  The contract will provide more than one-third of PPL Generation's projected annual coal needs for the Pennsylvania power plants from 2010 through 2018.  PPL Generation has other contracts that, in total, will provide additional coal supply for PPL's projected annual needs from 2008 through 2012.

Also at December 31, 2007, a PPL Generation subsidiary owned a 12.34% interest in the Keystone station and a 16.25% interest in the Conemaugh station.  The owners of the Keystone station had a long-term contract with a synthetic fuel supplier, which terminated at the end of 2007, and provided 4.4 million tons in 2007.  The Keystone station contracts with Keystone Fuels, LLC for the balance of its requirements.  The owners of the Conemaugh station also had a long-term contract with a synthetic fuel supplier, which terminated at the end of 2007 and provided 2.6 million tons in 2007.  The balance of the Conemaugh station requirements is purchased under contract from Conemaugh Fuels, LLC.  PPL's share of Keystone and Conemaugh coal supply costs are expected to increase by $4 million in 2008 due to termination of the synthetic fuel contracts.

Initial deliveries of limestone in preparation for startup of the scrubbers being installed at the Montour power plant began in October 2007.  Contracts are in place for all the limestone requirements for the four planned scrubbers at PPL Generation's wholly-owned Pennsylvania stations for 2008 through 2010.  When all four scrubbers are fully operational, it is projected that annual limestone requirements will be approximately 700,000 tons.

Montana

PPL Montana has a 50% leasehold interest in Colstrip Units 1 and 2, and a 30% leasehold interest in Colstrip Unit 3.  PPL Montana, along with the other owners, is party to contracts to purchase 100% of its coal requirements with defined quality characteristics and specifications.  The current coal supply contract for Units 1 and 2 is in effect through December 31, 2009.  In 2007, PPL Montana entered into a new long-term purchase and supply agreement with the current supplier for Units 1 and 2 that will begin January 1, 2010.  The new contract will provide these units with 100% of the coal requirements through December 31, 2014, and at least 85% of such requirements from January 1, 2015 through December 31, 2019.  The coal supply contract for Unit 3 is in effect through December 31, 2019, and will provide 100% of the coal requirements of this unit.

Coal supply contracts are in place to purchase low-sulfur coal with defined quality characteristics and specifications for PPL Montana's Corette station.  The contracts supplied 100% of the plant coal requirements in 2007.  Similar contracts are currently in place to supply 100% of the expected coal requirements through 2010.

Oil and Natural Gas

PPL Generation's Martins Creek Units 3 and 4 burn both oil and natural gas.  PPL EnergyPlus is responsible for procuring the oil and natural gas supply for all PPL Generation operations.  During 2007, 100% of the physical oil and gas requirements for the Martins Creek units were purchased on the spot market.  As of December 31, 2007, PPL EnergyPlus had no long-term agreements for these oil requirements.

As of December 31, 2007, there were no long-term delivery or supply agreements to purchase natural gas for the University Park facility.

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

PPL Susquehanna has a portfolio of supply contracts, with varying expiration dates, for nuclear fuel materials and services.  These contracts are expected to provide sufficient fuel to permit Unit 1 to operate into the first quarter of 2012 and Unit 2 to operate into the first quarter of 2013.  PPL Susquehanna anticipates entering into additional contracts to ensure continued operation of the nuclear units.

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

In 2002, President Bush approved the Congressional override of a veto by the State of Nevada, designating Yucca Mountain, Nevada, as the site for development of a permanent repository for high-level radioactive waste.  The next step is for the DOE to submit a license application to the NRC to build and then operate the Yucca Mountain repository.  The DOE currently plans to submit a license application by the end of 2008.

In 1996, the U.S. Court of Appeals for the District of Columbia Circuit ruled that the NWPA imposed on the DOE an unconditional obligation to begin accepting spent nuclear fuel on or before January 31, 1998.  In 1997, the Court ruled that the contracts between the utilities and the DOE provide a potentially adequate remedy if the DOE failed to begin accepting spent nuclear fuel by January 31, 1998.  The DOE did not, in fact, begin to accept spent nuclear fuel on that date.  The DOE continues to contest claims that its breach of contract resulted in recoverable damages.  In January 2004, PPL Susquehanna filed suit in the U.S. Court of Federal Claims for unspecified damages suffered as a result of the DOE's breach of its contract to accept and dispose of spent nuclear fuel.  PPL cannot predict the outcome of these proceedings.

PROVIDER OF LAST RESORT SUPPLY

The Customer Choice Act requires electricity delivery companies, like PPL Electric, to act as a PLR of electricity and provides that electricity supply costs will be recovered by such companies pursuant to regulations to be established by the PUC.  In May 2007, the PUC approved PPL Electric's plan to procure default electricity supply in 2010 -- after its current supply agreements with PPL EnergyPlus expire -- for retail customers who do not choose an alternative competitive supplier.  Pursuant to this plan, PPL Electric has completed two of six competitive supply solicitations and has contracted for one-third of the 2010 electricity supply it expects to need for residential, small commercial and small industrial customers.  See PPL's "Results of Operations - Segment Results - Pennsylvania Delivery Segment - 2008 Outlook" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for additional information regarding PPL Electric's efforts to provide default electricity supply for periods after 2009.

ENVIRONMENTAL MATTERS

Certain PPL subsidiaries, including PPL Electric and PPL Generation subsidiaries, are subject to certain present and developing federal, regional, state and local laws and regulations with respect to air and water quality, land use and other environmental matters.  See PPL's and PPL Energy Supply's "Financial Condition - Liquidity and Capital Resources" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for information concerning environmental expenditures during 2007 and estimated expenditures during 2008-2012.  Certain environmental laws, regulations and developments that may have a substantial impact on PPL are discussed below.  See "Environmental Matters" in Note 15 to the Financial Statements for information regarding these laws and regulations and the status of PPL's and its subsidiaries compliance and remediation activities, as well as legal and regulatory proceedings involving PPL and its subsidiaries.

Air

The Clean Air Act includes, among other things, provisions that:  (a) restrict the construction of, and revise the performance standards for, new and substantially modified coal-fired and oil-fired generating stations; and (b) authorize the EPA to impose substantial per day noncompliance penalties for each facility found to be in violation of the requirements of an applicable state implementation plan.  State agencies administer the EPA's air quality regulations through state implementation plans and have concurrent authority to impose penalties for noncompliance.

In 2005, the EPA finalized its Clean Air Interstate Rule (CAIR) requiring substantial reductions for sulfur dioxide and nitrogen oxides emissions in 28 midwestern and eastern states, including Pennsylvania.  Pursuant to a separate rule finalized in 2005, the EPA also required mercury reductions nationwide.  However, a federal appeals court has negated the EPA mercury rule.  The ruling is not expected to affect PPL's current plans to comply with state regulations in Pennsylvania and Montana.  PPL continues to review the federal court opinion to determine whether it has any effect on state regulations in the long term.

Global Climate Change

There is a growing concern nationally and internationally about global climate change and the contribution of greenhouse gas emissions including, most significantly, carbon dioxide.  This concern has led to increased federal legislative proposals, actions at state or local levels, as well as litigation relating to greenhouse gas emissions, including an April 2007 U.S. Supreme Court decision holding that the EPA has the authority to regulate greenhouse gas emissions from new motor vehicles under the Clean Air Act.  The EPA has also agreed, following this decision, to a remand of New Source Performance Standards (NSPS) applicable to stationary sources to reconsider its approach to including greenhouse gases under such rules.  If the EPA concludes greenhouse gases from motor vehicles pose an endangerment to public health or welfare, this could lead to regulation of stationary source carbon dioxide emissions.  The EPA might also proceed directly under the NSPS to regulate greenhouse gases from stationary sources.  Also, increased pressure for carbon dioxide emissions reduction is being initiated by investor and environmental organizations and the international community.  In addition, a nuisance claim brought by a number of states against other large electric generating companies was dismissed by a federal district court in New York but remains pending on appeal in the U.S. Court of Appeals for the Second Circuit.

PPL believes that the regulation of greenhouse gas emissions may have a material impact on its capital expenditures and operations, but the costs are not now determinable.  PPL also cannot predict the impact that any pending or future federal or state legislation regarding more stringent environmental standards could have on PPL or its subsidiaries.

Water

To implement the requirements of the Federal Water Pollution Control Act of 1972, as amended by the Clean Water Act of 1977 and the Water Quality Act of 1987, the EPA has adopted regulations on effluent standards for steam electric stations.  The states administer the EPA's effluent standards through state laws and regulations relating to, among other things, effluent discharges and water quality.  The standards adopted by the EPA pursuant to the Clean Water Act may have a significant impact on existing facilities of certain PPL subsidiaries, depending on the states' interpretation and future amendments to regulations.  The EPA plans to finalize the 2008 Effluent Guidelines Plan by August 2008, in which the EPA will make a decision about whether to revise the steam electric effluent guidelines.  The EPA is presently conducting a sampling study of industry discharges to obtain information needed to make that decision.

As a result of a U.S. Court of Appeals for the Second Circuit decision in January 2007, the EPA has withdrawn and is revising its rules for reducing the adverse impact to aquatic organisms during operation of cooling water intakes at existing facilities.  While the EPA revises the rule, some states are moving forward to independently implement this section of the Clean Water Act.  Changes the EPA will make to the rule in accordance with this decision and the actions of states will likely result in requirements to install technologies to reduce the impact to aquatic life.  The cost of these technologies is not now determinable but could be significant.

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

State laws such as the Pennsylvania and Montana Superfund statutes and the Pennsylvania Solid Waste Management Act also give state agencies broad authority to identify contaminated sites or sites with waste that has been improperly disposed of, and to order owners or responsible parties to clean-up the sites.  If responsible parties cannot or will not perform the clean-up, the agency can hire contractors to clean-up the sites and then require reimbursement from the responsible parties after the clean-up is completed.  Another Pennsylvania statute, the Land Recycling and Environmental Remediation Standards, encourages voluntary clean-ups by allowing responsible parties to choose from a menu of clean-up standards and providing liability protection commensurate with the clean-up standard chosen.

Furthermore, the EPA and several states, including Montana, are considering establishing regulations that could impact the disposal and management of coal combustion products including ash and scrubber wastes and other by-products.  PPL cannot predict at this time what impact, if any, such regulations would have on its operating facilities.

Certain federal and state statutes, including federal and state Superfund statutes, also impose liability on the responsible parties for the lost value of damaged natural resources.

Low-Level Radioactive Waste

Under federal law, each state is responsible for the disposal of low-level radioactive waste generated in that state.  States may join in regional compacts to jointly fulfill their responsibilities.  The states of Pennsylvania, Maryland, Delaware and West Virginia are members of the Appalachian States Low-Level Radioactive Waste Compact.  Efforts to develop a regional disposal facility in Pennsylvania were suspended by the Pennsylvania DEP in 1998.  The Commonwealth retains the legal authority and may be required to resume the siting process should it be necessary.  Low-level radioactive waste resulting from the operation of the Susquehanna facility is currently being sent to independently operated facilities in Barnwell, South Carolina, and Clive, Utah for disposal.  In the event these or other emergent disposal options become unavailable or are no longer cost-effective, low-level radioactive waste will be stored on-site at Susquehanna, in a facility licensed for that purpose by the NRC.  The Barnwell facility has announced that it will stop receiving waste from most states, including Pennsylvania, in June 2008.  Beginning at that time, PPL will send most of its low-level radioactive waste to the Clive, Utah facility and the remainder will be stored at the Susquehanna storage facility.  PPL Susquehanna cannot predict the future availability of independently operated low-level waste disposal facilities or the cost of disposal at such facilities.  PPL believes that its licensed storage facility located at Susquehanna is sufficient for the foreseeable future to replace the portion of storage capability at the Barnwell facility that will not be shifted to Clive, Utah.

Electric and Magnetic Fields

Concerns have been expressed by some members of the public regarding potential health effects of power frequency EMFs, which are emitted by all devices carrying electricity, including electric transmission and distribution lines and substation equipment.  Government officials in the U.S. and the U.K. have reviewed this issue.  The U.S. National Institute of Environmental Health Sciences concluded in 2002 that, for most health outcomes, there is no evidence that EMFs cause adverse effects.  The agency further noted that there is some epidemiological evidence of an association with childhood leukemia, but that the evidence is difficult to interpret without supporting laboratory evidence.  The U.K. National Radiological Protection Board (part of the U.K. Health Protection Agency) concluded in 2004 that, while the research on EMFs does not provide a basis to find that EMFs cause any illness, there is a basis to consider precautionary measures beyond existing exposure guidelines.  In April 2007, the Stakeholder Group on Extremely Low Frequency EMF, set up by the U.K. Government, issued its interim assessment, which describes a number of options for reducing public exposure to EMFs.  This assessment is being considered by the U.K. Government. PPL and its subsidiaries believe the current efforts to determine whether EMFs cause adverse health effects should continue and are taking steps to reduce EMFs, where practical, in the design of new transmission and distribution facilities.  PPL and its subsidiaries are unable to predict what effect, if any, the EMF issue might have on their operations and facilities either in the U.S. or the U.K., and the associated cost, or what, if any, liabilities they might incur related to the EMF issue.

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

PPL Susquehanna operates Units 1 and 2 pursuant to NRC operating licenses.  In September 2006, PPL Susquehanna applied to the NRC for 20-year license renewals for each of the Susquehanna units to extend their expiration dates, from 2022 to 2042 for Unit 1 and from 2024 to 2044 for Unit 2.  PPL cannot predict whether or when NRC approval will be obtained.

In December 2007, PPL announced that PPL Susquehanna will ask the NRC to approve a COLA for a new nuclear generating unit to be built adjacent to the Susquehanna plant.  See Note 9 to Financial Statements for additional information.

PPL Holtwood operates the Holtwood hydroelectric generating station pursuant to a license renewed by the FERC in 1980 and expiring in 2014.  PPL Holtwood operates the Wallenpaupack hydroelectric generating station pursuant to a license renewed by the FERC in 2005 and expiring in 2044.  PPL Holtwood also owns one-third of the capital stock of Safe Harbor Water Power Corporation (Safe Harbor), which holds a project license that extends the operation of its hydroelectric generating station until 2030.  The total capacity of the Safe Harbor generating station is 420 MW, and PPL Holtwood is entitled by contract to one-third of the total capacity.

In December 2007, PPL asked the FERC for permission to expand its Holtwood plant by 125 MW.  See Note 9 to the Financial Statements for additional information.

The 11 hydroelectric facilities and one storage reservoir purchased from Montana Power in 1999 are licensed by the FERC.  These licenses expire periodically, and the generating facilities must be relicensed at such times.  The current FERC license for the Mystic facility expires in 2009; the Thompson Falls and Kerr licenses expire in 2025 and 2035, respectively; and the licenses for the nine Missouri-Madison facilities expire in 2040.  In December 2007, the FERC issued a new license for the Mystic facility for a 40-year term, effective January 1, 2010.

In connection with the relicensing of these generation facilities, the FERC may, under applicable law, relicense the original licensee or license a new licensee, or the U.S. government may take over the facility.  If the original licensee is not relicensed, it is compensated for its net investment in the facility, not to exceed the fair value of the property taken, plus reasonable damages to other property affected by the lack of relicensing.

WPD is located in the U.K. and is authorized by the U.K. government to provide electric distribution services within its concession areas and service territories, subject to certain conditions and obligations.  For instance, WPD is subject to governmental regulation of the prices it can charge and the quality of service it must provide, and WPD can be fined or even have its licenses revoked if it does not meet the mandated standard of service.

WPD operates under distribution licenses granted, and price controls set, by Ofgem.  The price control formula that governs WPD's allowed revenue is normally determined every five years.  The most recent review was completed in late-2004, and new prices became effective April 1, 2005.

EMPLOYEE RELATIONS

As of December 31, 2007, PPL and its subsidiaries had the following full-time employees.

PPL Energy Supply
PPL Generation	2,674
PPL EnergyPlus	2,197	(a)
PPL Global
Domestic	8
International (WPD)	2,334
Total PPL Energy Supply	7,213
PPL Electric	2,238
PPL Gas Utilities	373
PPL Services & Other	1,325
Total PPL	11,149

(a)	Includes union employees of mechanical contracting subsidiaries, whose number tends to fluctuate due to the nature of this business.

Approximately 61%, or 5,339, of PPL's domestic workforce are members of labor unions, with four IBEW locals representing 3,643 employees.  The other unions primarily represent employees of the mechanical contractors and gas utility employees in Pennsylvania.  The bargaining agreement with the largest union was negotiated in May 2006 and expires in May 2010.  Nine four-year contracts with smaller gas utility locals in Pennsylvania were negotiated in 2007.  In June 2004, the IBEW representing 245 employees at the Montana Colstrip power plant approved a four-year labor agreement expiring in June 2008.  In January 2008, a four-year contract expiring in April 2012 was negotiated with an IBEW local in Montana that represents 86 employees at the hydroelectric plants and at the Corette plant.

Approximately 84%, or 1,953, of PPL's international workforce are members of labor unions.  WPD recognizes five unions, the largest of which represents 37% of union members.  WPD's Electricity Business Agreement covers 1,897 union employees; it may be amended by agreement between WPD and the unions and is terminable with 12 months notice by either side.

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

ITEM 1A. RISK FACTORS

PPL, PPL Energy Supply and PPL Electric face various risks associated with our businesses.  While we have tried to identify below the risks we currently consider material, these risks are not the only risks that we face.  Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations.  Our businesses, financial condition, cash flows or results of operations could be materially adversely affected by any of these risks.  In addition, this report also contains forward-looking and other statements that involve a number of risks and uncertainties.  See "Forward-Looking Information," "Item 1. Business," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 15 to the Financial Statements for more information concerning the risks described below and for other risks, uncertainties and factors that could impact our businesses and financial results.

As used in this Item 1A., the terms "we," "our" and "us" generally refer to PPL and its consolidated subsidiaries taken as a whole, or to PPL Energy Supply and its consolidated subsidiaries taken as a whole within the Supply and International Delivery segment discussions, or PPL Electric and PPL Gas Utilities and their consolidated subsidiaries taken as a whole within the Pennsylvania Delivery segment discussion.

Risks Related to Supply Segment

(PPL and PPL Energy Supply)

Adverse changes in commodity prices and related costs may decrease our future energy margins, which could adversely affect our earnings and cash flows.

Our energy margins, or the amount by which our revenues from the sale of power exceed our costs of supplying power, are impacted by changes in the market prices for electricity, as well as fluctuations in the prices for fuel, fuel transportation, emission allowances, renewable energy credits, electricity transmission and related congestion charges and other costs.  Unlike most other commodities, there is limited ability to store electric power and it must be consumed at the time of production.  As a result, the wholesale market prices for electricity may fluctuate substantially over relatively short periods of time and can be unpredictable.  Among the factors that can influence such prices are:

•	demand for electricity and supplies of electricity available from current or new generation resources;
•	variable production costs, primarily fuel (and the associated fuel transportation costs) and emission allowance expense, for the generation resources used to meet the demand for electricity;
•	transmission capacity and service into, or out of, markets served;
•	changes in the regulatory framework for wholesale power markets;
•	liquidity in the wholesale electricity market, as well as general credit worthiness of key participants in the market; and
•	weather conditions impacting demand for electricity or the facilities necessary to deliver electricity.

See Exhibit 99(b) for more information concerning the market fluctuations in wholesale energy, fuel and emission allowance prices over the past five years.

Whether we decide to, or are able to, continue to enter into or renew long-term power sales and fuel purchase and fuel transportation agreements in order to mitigate market price and supply risk may affect our earnings.

As a result of the PLR contracts and certain other agreements, a substantial portion of our anticipated generation production and capacity value is currently committed through 2009 under power sales agreements of various terms that include fixed prices for our electric power.  In connection with such agreements, we have entered into longer-term fuel purchase and fuel transportation agreements that include fixed prices for a significant portion of our forecasted needs.  Whether we decide to, or are able to, continue to enter into such agreements or renew existing agreements and the market conditions at that time will affect our financial performance.  For instance, in the absence of long-term power sales agreements, we would sell the energy, capacity and other products from our facilities into the competitive wholesale power markets under contracts of shorter duration at then-current market prices.  Although the current forward prices for electricity significantly exceed the prices available under some of our current power sales agreements, this situation may not continue.  In addition, if we do not secure or maintain favorable fuel purchase and fuel transportation agreements for our power generation facilities, our fuel costs (and the associated fuel transportation costs) could exceed the revenues that we derive from our energy sales.  Given the volatility and potential for material differences between actual electricity prices and fuel and other costs, if we do not secure or maintain long-term electricity sales and fuel purchase and fuel transportation agreements, our margins will be subject to increased volatility and, depending on future electricity and fuel costs (and the associated fuel transportation costs), our financial results may be materially adversely affected.

Marketing energy for the period after expiration of the PLR contracts poses other risks to the Supply segment.

The existing full requirements PLR contracts between PPL EnergyPlus and PPL Electric expire at the end of 2009.  In connection with PPL Electric’s PUC-approved procurement plan for default electricity supply in 2010 for retail customers who do not choose an alternative competitive supplier, PPL EnergyPlus was one of the successful bidders in the first competitive solicitation process and in July 2007 entered into an agreement with PPL Electric to supply up to 671 MW of total peak load in 2010, at an average price of $91.42 per MWh.  At this time, we cannot predict the extent to which PPL EnergyPlus will sell additional power to PPL Electric after 2009.  In anticipation of the expiration of the PLR contracts at the end of 2009, our energy marketing and trading operation continues to enter into other new supply contracts for the post-2009 period, including bilateral and load-following contracts with new counterparties at market prices.  The electricity supply obligations under these new contracts will be met by generation we own and electricity and other energy-related products purchased from other parties.  In connection with these activities and as part of the continued expansion of our energy marketing and trading operation, we are hedging the future energy production capability of our generation facilities and the related fuel costs; buying and selling energy, capacity, fuel, transmission and other products in the wholesale energy markets; and entering into various forms of financial and physical contracts to capture additional energy margins as well as to hedge various exposures in our generation portfolio and generally manage risk.  All of the above hedging and trading activity may cause volatility in future cash flows and results of operations.

Disruptions in our fuel supplies could occur, which could adversely affect our ability to operate our generation facilities.

We purchase fuel from a number of suppliers.  Disruption in the delivery of fuel, including disruptions as a result of weather, transportation difficulties, global demand and supply dynamics, labor relations, environmental regulations or the financial viability of our fuel suppliers, could adversely affect our ability to operate our facilities, which could result in lower sales and/or higher costs and thereby adversely affect our results of operations.

Our generation facilities may not operate as planned, which may increase our expenses or decrease our revenues and, thus, have an adverse effect on our financial performance.

Our ability to manage operational risk with respect to our generation plants is critical to our financial performance.  Operation of our power plants at expected capacity levels involves many risks, including the breakdown or failure of equipment or processes, accidents, labor disputes and fuel interruption.  In addition, weather and natural disasters can disrupt our generation plants.  Weather conditions also have a direct impact on the river flows required to operate our hydroelectric plants at expected capacity levels.  Depending on the timing and duration of both planned and unplanned complete or partial outages at our power plants (in particular, if such outages are during peak periods or during periods of, or caused by, severe weather), our revenues from energy sales could be significantly decreased and our expenses significantly increased, and we could be required to purchase power at then-current market prices to satisfy our energy sales commitments or, in the alternative, pay penalties and damages for our failure to satisfy them.  Many of our generating units are reaching mid-life, and we are faced with the potential for more frequent unplanned outages and the possibility of planned outages of longer duration to accommodate significant investments in major component replacements at these facilities.

Changes in technology may impair the value of our power plants.

A basic premise of our business is that generating electricity at central power plants achieves economies of scale and produces electricity at a relatively low price.  There are alternate technologies for producing electricity, most notably fuel cells, microturbines, windmills and photovoltaic (solar) cells.  Research and development activities are ongoing to seek improvements in the alternate technologies.  It is possible that advances will reduce the cost of alternate methods of electric production to a level that is equal to or below that of most central station electric production.  Also, as new technologies are developed and become available, the quantity and the pattern of electricity usage (the "demand") by customers could change, thus allowing them to reduce their purchases and the corresponding revenues that the generators receive.  If this were to happen, the value of our generation facilities may be significantly impaired.

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

The PLR contracts do not provide for a specific level of supply and demand significantly below or above our forecasts could adversely affect our energy margins.

PPL Electric is obligated to provide electricity supply to its PLR customers at predetermined capped rates through 2009 and has entered into PUC-approved, full requirements energy supply agreements with PPL EnergyPlus at the rates PPL Electric is entitled to charge its PLR customers in order to fulfill its PLR obligation.  If PPL Electric's customers obtain electricity from alternate suppliers, which they are entitled to do at any time, PPL EnergyPlus' sales of electricity under the PLR contracts may decrease.

Alternatively, demand that we satisfy pursuant to the PLR contracts could increase as a result of severe weather conditions, economic development or other reasons over which we have no control.  We satisfy our electricity supply obligations through a portfolio approach of providing electricity from our generation assets, contractual relationships and market purchases.  At December 31, 2007, the PLR requirements required about 80% of the normal operating capacity of our existing Pennsylvania generation assets.  A significant increase in demand would adversely affect our energy margins because we are required under the terms of the PLR contracts to provide the energy supply to fulfill this increased demand at the capped rates, which we expect to remain significantly below the wholesale prices at which we would have to purchase the additional supply if needed or, if we had available capacity, the prices at which we could otherwise sell the additional supply.  Accordingly, any significant increase in demand could have a material adverse effect on our results of operations or financial position.

We face intense competition in our energy supply business, which may adversely affect our ability to operate profitably.

Unlike our regulated delivery businesses, our energy supply business is not assured of any rate of return on our capital investments through predetermined rates, and our revenues and results of operations are dependent on our ability to operate in a competitive environment.  An important focus of our supply business over the next several years will be the enhancement and expansion of our wholesale marketing and trading of electricity and related products and services, but we may not be successful because of the intense competition that we face in the deregulated electricity markets.  Competition is impacted by electricity and fuel prices, new market entrants, construction by others of generating assets, technological advances in power generation, the actions of regulatory authorities and other factors.  These competitive factors may negatively impact our ability to sell electricity and related products and services and the prices which we may charge for such products and services, which could adversely affect our results of operations and our ability to grow our business.

Following the expiration of our existing power sales agreements, we currently expect to sell our available energy and capacity into the competitive wholesale markets through contracts of various durations.  Competition in the wholesale power markets will occur principally on the basis of the price of products and, to a lesser extent, on the basis of reliability and availability.  We expect the commencement of commercial operation of new electric facilities in the regional markets where we own or control generation capacity will continue to increase the competitiveness of the wholesale electricity market in those regions, which could have a material adverse effect on the prices we receive for electricity.

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

Competitors in the wholesale power markets in which PPL Generation subsidiaries and PPL EnergyPlus operate include regulated utilities, industrial companies, non-utility generators and unregulated subsidiaries of regulated utilities.  In the past, PUHCA significantly restricted mergers and acquisitions and other investments in the electric utility sector.  Entirely new competitors, including financial institutions, may enter the energy markets as a result of the repeal of PUHCA.  The repeal of PUHCA also may lead to consolidation in our industry, resulting in competitors with significantly greater financial resources than we have.

If the present trend towards competitive markets is reversed, discontinued or delayed, our business prospects and financial condition could be materially adversely affected.

Some deregulated electricity markets have experienced supply problems and price volatility.  In some of these markets, state legislators, government agencies and other interested parties have made proposals to delay market restructuring, change the use of market-based pricing, re-regulate areas of these markets that have previously been deregulated or permit electricity delivery companies to construct or acquire generating facilities.  In certain states, elements and implications of the electricity market restructurings are being investigated by legislators and regulators or are the subject of ongoing litigation.  In 2001, the FERC instituted a series of price controls designed to mitigate (or cap) prices in the entire western U.S. to address the extreme volatility in the California electricity markets.  These price controls have had the effect of significantly lowering spot and forward electricity prices in the western market.  In addition, the ISOs that oversee the transmission systems in certain wholesale electricity markets have from time to time been authorized to impose price limitations and other mechanisms to address volatility in the power markets.  These types of price limitations and other mechanisms may reduce the profits that our wholesale power marketing and trading business would have realized based on competitive market conditions absent such limitations and mechanisms.  Although we generally expect electricity markets to continue to be competitive, other proposals to re-regulate our industry may be made, and legislative or other action affecting the electric power restructuring process may cause the process to be delayed, discontinued or reversed in the states in which we currently, or may in the future, operate.

At this time, there are various ongoing regulatory and legislative activities in Pennsylvania regarding PLR supply after 2009.  We cannot predict the final outcome of these regulatory and legislative activities or their ultimate impact on PPL and PPL Energy Supply, along with PPL Electric.  For additional information on PLR issues after 2009, see "Conditions affecting PPL Electric’s PLR supply after 2009 are currently uncertain" under the "Risks Related to Pennsylvania Delivery Segment" discussion.

We are exposed to operational, price and credit risks associated with selling and marketing products in the wholesale electricity markets.

We purchase and sell electricity in wholesale markets under market-based tariffs authorized by the FERC throughout the United States and also enter into short-term agreements to market available electricity and capacity from our generation assets with the expectation of profiting from market price fluctuations.  If we are unable to deliver firm capacity and electricity under these agreements, we could be required to pay damages.  These damages would generally be based on the difference between the market price to acquire replacement capacity or electricity and the contract price of the undelivered capacity or electricity.  Depending on price volatility in the wholesale electricity markets, such damages could be significant.  Extreme weather conditions, unplanned generation facility outages, transmissions disruptions, and other factors could affect our ability to meet our obligations, or cause significant increases in the market price of replacement capacity and electricity.

In addition, our power agreements typically include provisions requiring us to post collateral for the benefit of the counterparties if the market price of energy varies from the contract prices by certain thresholds.  At December 31, 2007, we posted $469 million of collateral, in the form of letters of credit, under these contracts.  Although we currently believe that we have sufficient liquidity facilities to fulfill our potential collateral obligations under these contracts, we increased our available liquidity facilities to $3.9 billion in 2007, in order to satisfy these collateral obligations and to maintain our credit ratings.  The increase was needed, in significant part, due to the potential collateral requirements under these contracts, and to support contracts that we expect to enter as we seek to expand our wholesale marketing and trading business, including power contracts for the sale of electricity that will become available following the expiration of our PLR contracts with PPL Electric.

We also face credit risk that parties with whom we contract will default in their performance, in which case we may have to sell our electricity into a lower-priced market or make purchases in a higher-priced market than existed at the time of contract.  Whenever feasible, we attempt to mitigate these risks through various means, including through agreements that require our counterparties to post collateral for our benefit if the market price of energy varies from the contract prices beyond certain thresholds.  However, there can be no assurance that we will avoid counterparty nonperformance.  Counterparty nonperformance could adversely impact our ability to fully meet our obligations to other parties, which could in turn subject us to claims for damages.

We do not always hedge against risks associated with electricity and fuel price volatility.

We attempt to mitigate risks associated with satisfying our contractual electricity sales arrangements by either reserving generation capacity to deliver electricity or purchasing the necessary financial or physical products and services through the competitive markets to satisfy our net firm sales contracts.  We also routinely enter into contracts, such as fuel and electricity purchase and sale commitments, to hedge our exposure to weather conditions, fuel requirements and other electricity-related commodities.  However, based on economic and other considerations, we may not hedge the entire exposure of our operations from commodity price volatility.  To the extent we do not hedge against commodity price volatility, our results of operations and financial position may be adversely affected.

Our risk management policy and programs relating to electricity and fuel prices, interest rates, foreign currency and counterparties, may not work as planned, and we may suffer economic losses despite such programs.

We actively manage the market risk inherent in our energy-related, debt, foreign currency and counterparty credit positions.  We have implemented procedures to enhance and monitor compliance with our risk management policy and programs, including validation of transaction and market prices, verification of risk and transaction limits, sensitivity analyses and daily portfolio reporting of various risk measurement metrics.  Nonetheless, our risk management programs may not work as planned.  For instance, actual electricity and fuel prices may be significantly different or more volatile than the historical trends and assumptions upon which we based our risk management positions.  Similarly, interest rates or foreign currency exchange rates could change in significant ways that our risk management procedures were not set up to address.  As a result, we cannot always predict the impact that our risk management decisions may have on us if actual events lead to greater losses or costs than our risk management positions were intended to hedge.  If our risk management positions are ineffective in this way, we could be subject to mark-to-market accounting with respect to certain of our risk management contracts, which could lead to significant volatility in our earnings and our financial position.

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

Our U.S. generation subsidiaries sell electricity into the wholesale market.  Generally, our generation subsidiaries and our marketing subsidiaries are subject to regulation by the FERC.  The FERC has authorized us to sell generation from our facilities and power from our marketing subsidiaries at market-based prices.  The FERC retains the authority to modify or withdraw our market-based rate authority and to impose "cost of service" rates if it determines that the market is not workably competitive, that we possess market power or that we are not charging just and reasonable rates.  Any reduction by the FERC in the rates we may receive or any unfavorable regulation of our business by state regulators could materially adversely affect our results of operations.  See "FERC Market-Based Rate Authority" in Note 15 to the Financial Statements for information regarding recent court decisions that could impact the FERC's market-based rate authority program.

In addition, the acquisition, construction, ownership and operation of electricity generation facilities require numerous permits, approvals, licenses and certificates from federal, state and local governmental agencies.  We may not be able to obtain or maintain all required regulatory approvals.  If there is a delay in obtaining any required regulatory approvals or if we fail to obtain or maintain any required approval or fail to comply with any applicable law or regulation, the operation of our assets and our sales of electricity could be prevented or delayed or become subject to additional costs.

We are actively pursuing growth of generation capacity, which involves a number of uncertainties and may not achieve the desired financial results.

We are actively pursuing expansion of our generation capacity over the next several years through power uprates at certain of our existing power plants, the potential construction of new power plants and the potential acquisition of existing plants.  The acquisition, development and construction of additional generation capacity through any of these means involve numerous risks.  Any planned power uprates could result in cost overruns, reduced plant efficiency and higher operating and other costs.  With respect to the construction of new plants or the acquisition of existing plants, we may be required to expend significant sums for preliminary engineering, permitting, resource exploration, legal and other expenses in preparation for competitive bids that we may not win or before it can be established whether a project is feasible, economically attractive or capable of being financed.  The success of both a new project and a newly-acquired plant would likely be contingent upon, among other things, the negotiation of satisfactory fuel supply and power sales contracts, as well as acceptable financing conditions.  Our success in developing a new plant or expanding existing generation capacity would likely be contingent upon, among other things, negotiation of satisfactory engineering and construction contracts, receipt of required and appropriate governmental approvals and satisfactory completion of construction.  If we were unable to complete the construction or expansion of a facility, we would generally not be able to recover our investment in the project.  Furthermore, we may be unable to run any new or acquired plants as efficiently as projected, which could result in higher than projected operating and other costs and reduced earnings.

For example, as discussed in more detail in Note 9 to the Financial Statements, we have announced our intention to file a COLA with the NRC by the end of 2008 to construct a new nuclear unit.  We are making substantial expenditures on this COLA process, but we have not yet committed to construction of this new nuclear unit and such construction is subject to numerous uncertainties.  In addition to the general uncertainties discussed above for our generation expansion plans, these uncertainties include NRC and other governmental approvals, potential public opposition, the continuing NRC review of the Evolutionary Power Reactor technology involved, the cost and availability of acceptable financing including under the DOE's loan guarantee and other governmental programs, acceptable arrangements with project partners and vendors, schedule delays, legislative and regulatory changes, competitive market structure and the prospect for cost recovery, among other factors.

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

As a result of existing and recently-enacted federal environmental laws and regulations primarily governing air emissions from coal-burning plants, PPL's current installation plan for the scrubbers and other pollution control equipment (primarily aimed at sulfur dioxide, particulate, nitrogen oxides and mercury emissions reduction) through 2012 reflects a total estimated cost of approximately $1.6 billion, of which PPL has already spent $0.9 billion.  While installation of this pollution control equipment remains on schedule, a delay in such installation could require us to purchase additional pollution control emission allowances at market prices or decrease the expected value of excess emission allowances that we could sell at market prices as a result of the scheduled installation of this equipment.  Such a delay also could require us to burn higher cost, lower sulfur coal at these facilities.  Many states and environmental groups have challenged certain of the federal laws and regulations relating to air emissions as not being sufficiently strict.  As a result, it is possible that state and federal regulations will be developed that will impose more stringent limitations on emissions than are currently in effect, which could require us to incur significantly greater capital expenditures for pollution control equipment.

We may not be able to obtain or maintain all environmental regulatory approvals necessary for our planned capital projects or which are otherwise necessary to our business.  If there is a delay in obtaining any required environmental regulatory approval or if we fail to obtain, maintain or comply with any such approval, operations at our affected facilities could be halted or subjected to additional costs.  Furthermore, at some of our older facilities it may be uneconomical for us to install the necessary equipment, which may cause us to shut down those generation units.

There also is growing concern nationally and internationally about carbon dioxide and other greenhouse gas emissions (including concern about global warming).  Various legislative proposals are being considered in Congress, and several states already have passed legislation capping carbon dioxide emissions.

For more information regarding environmental matters, including the existing and proposed federal, state and local statutes, rules and regulations to which we are subject, see "Environmental Matters - Domestic" in Note 15 to the Financial Statements.

We are subject to the risks of nuclear generation, including the risk that our Susquehanna nuclear plant could become subject to revised security or safety requirements that would increase our capital and operating expenditures, and uncertainties associated with decommissioning our plant at the end of its licensed life.

Nuclear generation accounted for about 31% of our 2007 generation output.  The risks of nuclear generation generally include:

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

The NRC has broad authority under federal law to impose licensing requirements, as well as security-related and safety-related requirements for the operation of nuclear generation facilities.  In the event of noncompliance, the NRC has the authority to impose fines or shut down a unit, or both, depending upon its assessment of the severity of the situation, until compliance is achieved.  In addition, revised security or safety requirements promulgated by the NRC could necessitate substantial capital or operating expenditures at our Susquehanna nuclear plant.  In addition, although we have no reason to anticipate a serious nuclear incident at our Susquehanna plant, if an incident did occur, any resulting operational loss, damages and injuries could have a material adverse effect on our results of operations, cash flows or financial condition.

Risks Related to International Delivery Segment

(PPL and PPL Energy Supply)

Our U.K. delivery business is also subject to risks with respect to rate regulation and operational performance.

Our U.K. delivery business is rate-regulated.  In addition, its ability to manage operational risk is critical to its financial performance.  Accordingly, this business is subject to the same general risks as those described below under "Risks Related to Pennsylvania Delivery Segment."

Our U.K. delivery business exposes us to risks related to laws of other countries, taxes, economic conditions, fluctuations in foreign currency exchange rates, political and regulatory conditions and policies of foreign governments.  These risks may reduce our results of operations from our delivery business.

The acquisition, financing, development and operation of projects in the U.K. entail significant financial risks, including:

•	changes in foreign laws or regulations relating to foreign operations, including tax laws and regulations;
•	changes in United States laws related to foreign operations, including tax laws and regulations;
•	changes in government policies, personnel or approval requirements;
•	changes in general economic conditions affecting the U.K.;
•	regulatory reviews of tariffs for distribution companies;
•	severe weather and natural disaster impacts on the electric sector and our assets;
•	changes in labor relations in foreign operations;
•	limitations on foreign investment or ownership of projects and returns or distributions to foreign investors;
•	limitations on the ability of foreign companies to borrow money from foreign lenders and lack of local capital or loans;
•
fluctuations in currency exchange rates and in converting foreign revenues to U.S. dollars, which can increase our expenses and/or impair our ability to meet such expenses, and difficulty moving funds out of the country in which the funds were earned;

•	limitations on the ability to import or export property and equipment; and
•	compliance with U.S. foreign corrupt practices laws.

Risks Related to Pennsylvania Delivery Segment

(PPL and PPL Electric)

Regulators may not approve the rates we request.

Our Pennsylvania delivery business is rate-regulated.  While such regulation is generally premised on the recovery of prudently incurred costs, including energy supply costs for customers, and a reasonable rate of return on invested capital, the rates that we may charge our delivery customers are subject to authorization of the applicable regulatory authorities.  There is no guarantee that the rates authorized by regulators will match our actual costs or provide a particular return on invested capital at any given time.

Our transmission and distribution facilities may not operate as planned, which may increase our expenses or decrease our revenues and, thus, have an adverse effect on our financial performance.

Our ability to manage operational risk with respect to our transmission and distribution systems is critical to the financial performance of our delivery business.  Our delivery business also faces several risks, including the breakdown or failure of or damage to equipment or processes (especially due to severe weather or natural disasters), accidents and labor disputes and other factors.  Operation of our delivery systems below our expectations may result in lost revenues or increased expenses, including higher maintenance costs.

We are subject to higher transmission costs and other risks as a result of PJM's regional transmission expansion plan (RTEP) process.

PJM and the FERC have the authority to require upgrades or expansion of the regional transmission grid, which can result in substantial expenditures for transmission owners.  As discussed in Note 9 to the Financial Statements, we will be making substantial expenditures to construct a major new transmission line that PJM has determined is necessary for the reliability of the regional transmission grid.  Although we have applied to the FERC for incentive rate treatment of such facilities, we cannot predict the ultimate cost and regulatory treatment.  We also cannot predict the in-service schedule for these facilities or whether delays may occur due to public opposition and other factors.  Delays could result in significant cost increases for these facilities and decreased reliability of the regional transmission grid.  As a result, we cannot predict the ultimate financial or operational impact of this project or other RTEP projects on PPL Electric.

We could be subject to higher costs and/or penalties related to mandatory reliability standards.

Under the Energy Policy Act, owners and operators of the bulk power transmission system are now subject to mandatory reliability standards promulgated by the NERC and enforced by the FERC.  Compliance with new reliability standards may subject us to higher operating costs and/or increased capital expenditures, and violations of these standards could result in substantial penalties.  As discussed in Note 15 to the Financial Statements, as a result of its self-reporting to the RFC of a potential violation of certain reliability standards, PPL Electric could be subject to substantial penalties for such violation.

PPL Electric generally bears the risk, through 2009, that it will not be able to obtain adequate energy supply at the predetermined capped rates it may charge to its PLR customers.

In order to mitigate the risk that we will not be able to obtain adequate energy supply through 2009, at the predetermined capped rates we may charge to our PLR customers, we have entered into PUC-approved, full requirements energy supply agreements with PPL EnergyPlus at these capped rates.  Under one of the PLR contracts, we are required to make performance assurance deposits with PPL EnergyPlus when the market price of electricity is less than the contract price by more than our contract collateral threshold.  Conversely, PPL EnergyPlus is required to make performance assurance deposits with us when the market price of electricity is greater than the contract price by more than its contract collateral threshold.  Over the past few years, market prices for electricity have exceeded the contract price, and we estimated that, at December 31, 2007, the market price of electricity exceeded the contract price in total by approximately $2.5 billion.  Accordingly, at December 31, 2007, PPL EnergyPlus was required to provide us with performance assurance of $300 million, the maximum amount of collateral required under the contract.  If PPL EnergyPlus is unable to satisfy its energy supply obligations to us under the PLR contracts, we would be required to obtain energy supply in the wholesale market at then-current market rates to meet our PLR obligation.  While the Customer Choice Act provides generally for PLR costs to be borne by customers, it is not clear whether we would be able to pass on to our customers any costs of this replacement energy supply that exceed the predetermined capped rates.

Conditions affecting PPL Electric's PLR supply after 2009 are currently uncertain.

Uncertainty driven by potential changes in the regulatory treatment of PPL Electric's PLR obligation after 2009 when its full requirements contracts with PPL EnergyPlus expire presents a risk for the electricity delivery business.  The Customer Choice Act requires electricity delivery companies, like PPL Electric, to act as a PLR of electricity and provides that electricity supply costs will be recovered by such companies pursuant to regulations to be established by the PUC.  There are a number of ongoing regulatory and legislative activities that may affect PPL Electric's recovery of supply costs after 2009.  In May 2007, the PUC approved PPL Electric's plan to procure default electricity supply in 2007-2009 for retail customers who do not choose an alternative competitive supplier in 2010.  Pursuant to this plan, PPL Electric has contracted for one-third of the 2010 electricity supply it expects to need for residential, small commercial and small industrial customers.  In November 2007, PPL Electric filed a plan with the PUC, which is still pending, under which its residential and small commercial customers, beginning in mid-2008, could begin to pay in advance to smooth the impact of price increases when generation rate caps expire in 2010.  In September 2007, the PUC regulations regarding the obligation of Pennsylvania electric utilities to provide default electricity supply in 2011 and beyond became effective.  Later this year, PPL Electric plans to file for PUC approval of its post-2010 supply procurement plan under these regulations.  In addition to this regulatory activity, the Governor of Pennsylvania has proposed an Energy Independence Strategy which, among other things, contains initiatives to address PLR issues including a requirement that PLRs will obtain a "least-cost portfolio" of electric supply.  The Pennsylvania legislature has convened and continues a special session to address the proposals in the Governor's Strategy and other energy issues.  In addition, certain Pennsylvania legislators have introduced legislation to extend generation rate caps or otherwise limit cost recovery through rates for Pennsylvania utilities beyond the end of their transition periods, which in PPL Electric's case is December 31, 2009.  PPL and PPL Electric have expressed strong concern regarding the severe potential consequences of such legislation on customer service, system reliability, adequate future generation supply and PPL Electric's financial viability.  If such legislation or similar legislation is enacted, PPL Electric could be faced with severe financial impacts including operating losses and significant cash flow shortfalls.  In addition, continuing uncertainty regarding PPL Electric's ability to recover its market supply and other costs of operating its business after 2009 could adversely impact its credit quality, financing costs and availability of credit facilities necessary to operate its business.

Whether we decide to, or are able to, continue to enter into power purchase contracts in order to mitigate market price and delivery risk, and our ability to recover costs associated with such contracts, may affect our earnings.

In order to mitigate the risk that we will not be able to obtain adequate energy supply after 2009, when the full requirements energy supply agreements with PPL EnergyPlus expire, we have entered into power purchase agreements that include fixed prices.  Whether we decide to, or are able to, continue to enter into such agreements and the market conditions at that time will affect our financial performance.  For instance, in the absence of power purchase agreements, we would purchase the energy, capacity and other products in the competitive wholesale power markets at then-current market prices.  The current forward prices for electricity exceed the prices available under some of our current power sales agreements, and our financial performance will be affected by our ability to enter into new supply contracts, the duration and pricing of such contracts relative to prevailing market conditions, and the regulatory treatment for such contracts and the associated recovery of our supply costs.  Depending on these factors, our financial results may be materially adversely affected.

Other Risks Related to All Segments

(PPL, PPL Energy Supply and PPL Electric)

Our operating results could fluctuate on a seasonal basis, especially as a result of severe weather conditions.

Our businesses are seasonal.  For example, in some markets demand for, and market prices of, electricity peak during the hot summer months, while in other markets such peaks occur in the cold winter months.  As a result, our overall operating results in the future may fluctuate substantially on a seasonal basis, especially when severe weather conditions such as heat waves, extreme cold weather or storms make such fluctuations more pronounced.  The pattern of this fluctuation may change depending on the nature and location of the facilities we acquire or develop and the terms of our contracts to sell electricity.

We cannot predict the outcome of the legal proceedings and investigations currently being conducted with respect to our current and past business activities.  An adverse determination could have a material adverse effect on our financial condition, results of operations or cash flows.

We are involved in legal proceedings, claims and litigation and subject to ongoing state and federal investigations arising out of our business operations, the most significant of which are summarized in "Legal Matters," "Regulatory Issues" and in "Environmental Matters - Domestic" in Note 15 to the Financial Statements.  We cannot predict the ultimate outcome of these matters, nor can we reasonably estimate the costs or liability that could potentially result from a negative outcome in each case.

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

Our current credit ratings by Moody's, Fitch and S&P are listed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Liquidity and Capital Resources."  While we do not expect these ratings to limit our ability to fund our short-term liquidity needs and/or access any new long-term debt, any ratings downgrades could increase our short-term borrowing costs and negatively affect our ability to fund our short-term liquidity needs and access new long-term debt.

Significant increases in our operation and maintenance expenses, including our health care and pension costs, could adversely affect our future earnings and liquidity.

We continually focus on limiting, and reducing where possible, our operation and maintenance expenses.  However, we expect to continue to face increased cost pressures in our operations, including with respect to materials and labor costs as a result of general inflation, increased nationwide plant construction and other factors.  In addition, pursuant to our collective bargaining agreements, we are contractually committed to provide specified levels of health care and pension benefits to current employees and retirees covered by the contracts.  We provide a similar level of benefits to our management employees.  These benefits give rise to significant expenses.  Due to general inflation with respect to such costs, the aging demographics of our workforce and other factors, we have experienced significant health care cost inflation in the last few years, and we expect our health care costs, including prescription drug coverage, to continue to increase despite measures that we have taken and expect to continue to take to require employees and retirees to bear a higher portion of the costs of their health care benefits.  In addition, we expect to continue to experience significant costs with respect to the defined benefit pension plans that we sponsor for our employees and retirees.  The measurement of our expected future health care and pension obligations, costs and liabilities is highly dependent on a variety of assumptions, most of which relate to factors beyond our control.  These assumptions include investment returns, interest rates, health care cost trends, benefit improvements, salary increases and the demographics of plan participants.  If our assumptions prove to be inaccurate, our costs could be significantly increased.

There is a risk that we may be required to record impairment charges in the future for certain of our investments, which could adversely affect our earnings.

Under GAAP, we are required to test our recorded goodwill for impairment on an annual basis, or more frequently if events or circumstances indicate that these assets may be impaired.  While no goodwill impairments were required based on our annual review in the fourth quarter of 2007, we are unable to predict whether any impairment charges may be necessary in the future.

We also review our long-lived assets for impairment when events or circumstances indicate that the carrying value of these assets may not be recoverable.  During 2007, PPL impaired certain transmission rights, certain domestic telecommunications assets, certain assets of the natural gas distribution and propane businesses, and the net assets of our Bolivian businesses prior to their sale in July.  During 2006, PPL recorded a loss on the sale of our interest in the Griffith plant and fully impaired our synfuel-related assets.  See Notes 9, 10 and 15 to the Financial Statements.  In addition, we are in the process of selling our natural gas distribution and propane businesses, which may result in a loss on sale.  We are unable to predict whether impairment charges, or other losses on sales of other assets or businesses, may occur in the future.

ITEM 1B. UNRESOLVED STAFF COMMENTS

PPL Corporation, PPL Energy Supply, LLC and PPL Electric Utilities Corporation

None.

ITEM 2. PROPERTIES

Supply Segment

PPL Generation's system capacity (winter rating) at December 31, 2007, was:

Plant	Total MW Capacity (a)	% Ownership	PPL Ownership or Lease Interest in MW		Primary Fuel

Pennsylvania
Susquehanna	2,352	90.00	2,117		Nuclear
Montour	1,552	100.00	1,552	(b)	Coal
Brunner Island	1,499	100.00	1,499	(b)	Coal
Martins Creek	1,664	100.00	1,664		Natural Gas/Oil
Keystone	1,720	12.34	212		Coal
Conemaugh	1,720	16.25	280		Coal
Lower Mt. Bethel	623	100.00	623		Natural Gas
Combustion turbines	474	100.00	474		Natural Gas/Oil
Hydroelectric	153	100.00	153		Hydro
Qualifying facilities	356	100.00	356		Various
Safe Harbor Water Power Corp.	437	33.33	146		Hydro
	12,550		9,076
Montana
Colstrip Units 1 & 2	614	50.00	307		Coal
Colstrip Unit 3	740	30.00	222		Coal
Corette	154	100.00	154		Coal
Hydroelectric	604	100.00	604		Hydro
	2,112		1,287
Connecticut
Wallingford	243	100.00	243		Natural Gas

New York
Shoreham and Edgewood	159	100.00	159		Natural Gas/Oil

Illinois
University Park	557	100.00	557		Natural Gas

Maine
Wyman Unit 4	620	8.33	52		Oil
Hydroelectric	51	50.00-100.00	44		Hydro
	671		96
Total System Capacity	16,292		11,418

(a)
The capacity of generation units is based on a number of factors, including the operating experience and physical conditions of the units, and may be revised periodically to reflect changed circumstances.

(b)	PPL expects a 30 MW reduction in generation capability at each of the Brunner Island and Montour plants, due to the estimated increases in station service usage during the scrubber operation.

PPL continuously reexamines development projects based on market conditions and other factors to determine whether to proceed with the projects, sell, cancel or expand them, execute tolling agreements or pursue other options.  At December 31, 2007, PPL Generation planned to implement the following incremental capacity increases.

Project	Type	Total MW Capacity (a)	PPL Ownership or Lease Interest in MW		Expected In-Service Date (b)

Pennsylvania
Susquehanna (c)	Nuclear	159	143	(90%)	2008 - 2010
Holtwood (d)	Hydro	125	125	(100%)	2012
Brunner Island (e)	Coal-fired	11	11	(100%)	2009
Montour (f)	Coal-fired	15	15	(100%)	2008
Maine
Orono (g)	Hydro	3	3	(100%)	2009
Montana
Colstrip (h)	Coal-fired	13	6	(50%)	2008
Great Falls (i)	Hydro	28	28	(100%)	2011
Total		354	331

(a)
The capacity of generation units is based on a number of factors, including the operating experience and physical condition of the units, and may be revised periodically to reflect changed circumstances.

(b)	The expected in-service dates are subject to receipt of required approvals and permits and other contingencies.
(c)
This project involves the extended upgrade of Units 1 and 2 and will be implemented in two uprates per unit, the first increase being an average of 50 MW per unit.  The uprates for Unit 1 are planned to occur in 2008 and 2010.  Both uprates for Unit 2 are planned in 2009.

(d)	This project includes the addition of two hydro units.
(e)	This project involves turbine upgrades to Unit 2.
(f)	This project involves turbine upgrades.
(g)	This project includes the rehabilitation of the powerhouse and replacement of the penstock.
(h)	This project involves turbine upgrades to Unit 2.
(i)	This project involves reconstruction of a powerhouse.

In 2007, in accordance with a 2003 agreement with the New Jersey DEP and the Pennsylvania DEP, PPL shut down two 150 MW coal-fired generating units at Martins Creek.

Pennsylvania Delivery Segment

Electric

For a description of PPL Electric's service territory, see "Item 1. Business - Background."  At December 31, 2007, PPL Electric had electric transmission and distribution lines in public streets and highways pursuant to franchises and rights-of-way secured from property owners.  PPL Electric's system included 363 substations with a total capacity of 30 million kVA, 32,913 circuit miles of overhead lines and 7,099 cable miles of underground conductors.  All of PPL Electric's facilities are located in Pennsylvania.  Substantially all of PPL Electric's distribution properties and certain transmission properties are subject to the liens of PPL Electric's 1945 First Mortgage Bond Indenture and its 2001 Senior Secured Bond Indenture.

Gas

PPL Gas Utilities distributes natural gas, and through a wholly-owned subsidiary, propane to customers in northern, southeastern and central Pennsylvania and in a small portion of Maryland, Delaware and West Virginia.  It also has natural gas storage facilities in Pennsylvania.  At December 31, 2007, PPL Gas Utilities had approximately 110,000 natural gas and propane delivery customers and 4,098 miles of pipeline mains, with 20 miles in Maryland and the remainder in Pennsylvania.  In 2007, PPL announced its intention to sell its natural gas and propane businesses.  See "Anticipated Sale of Gas and Propane Businesses" in Note 10 to the Financial Statements for additional information.

International Delivery Segment

PPL Global has a 100% ownership interest in electricity distribution companies headquartered in Bristol, England that serve approximately 2.6 million delivery customers in the U.K.  In 2007, electricity distributed totaled 27,888 GWh based on operating revenues recorded by PPL Global.  PPL Global's distribution system in the U.K. includes 638 substations with a total capacity of 24,141 MVA, 29,001 miles of overhead lines and 23,315 cable miles of underground conductors.  During 2007, PPL sold its Latin American businesses.  See Note 10 to the Financial Statements for additional information.

 ITEM 3. LEGAL PROCEEDINGS

See Note 15 to the Financial Statements for information regarding legal, regulatory and environmental proceedings and matters.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 2007.

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

Listed below are the executive officers at December 31, 2007.

PPL Corporation

Name	Age	Positions Held During the Past Five Years	Dates

James H. Miller	59	Chairman, President and Chief Executive Officer	October 2006 - present
		President	June 2006 - September 2006
		President and Chief Operating Officer	August 2005 - June 2006
		Executive Vice President and Chief Operating Officer	September 2004 - July 2005
		Executive Vice President	January 2004 - August 2004
		President-PPL Generation	February 2001 - August 2004

William H. Spence	50	Executive Vice President and Chief Operating Officer	June 2006 - present
		Senior Vice President-Pepco Holdings, Inc.	August 2002 - June 2006
		Senior Vice President-Conectiv Holdings	September 2000 - June 2006

Paul A. Farr (a)	40	Executive Vice President and Chief Financial Officer	April 2007 - present
		Senior Vice President-Financial	January 2006 - March 2007
		Senior Vice President-Financial and Controller	August 2005 - January 2006
		Vice President and Controller	August 2004 - July 2005
		Senior Vice President-PPL Global	January 2004 - August 2004
		Vice President-International Operations-PPL Global	June 2002 - January 2004

Robert J. Grey	57	Senior Vice President, General Counsel and Secretary	March 1996 - present

Paul T. Champagne (b)	49	President-PPL Energy Services Group, LLC	July 2006 - present
		President-PPL EnergyPlus	October 2001 - June 2006

Clarence J. Hopf, Jr. (b)	51	President-PPL EnergyPlus	July 2006 - present
		Senior Vice President-Energy Marketing- PPL EnergyPlus	October 2005 - June 2006
		Vice President-The Goldman Sachs Group, Inc.	August 2003 - September 2005
		Vice President-AmerenEnergy, Inc.	June 1999 - August 2003

Rick L. Klingensmith (b)	47	President-PPL Global	August 2004 - present
		Vice President-Finance-PPL Global	August 2000 - August 2004

Bryce L. Shriver (b)(c)	60	President-PPL Nuclear Development, LLC	August 2007 - present
		President-PPL Generation	May 2005 - present
		President and Chief Nuclear Officer-PPL Generation	September 2004 - May 2005
		Senior Vice President and Chief Nuclear Officer- PPL Generation	May 2002 - August 2004

David G. DeCampli (b)(d)	50	President-PPL Electric	April 2007 - present
		Senior Vice President-Transmission and Distribution Engineering and Operations	December 2006 - April 2007
		Vice President-Asset Investment Strategy and Development-Exelon Energy Delivery-Exelon Corp.	April 2004 - December 2006
		Vice President and Chief Integration Officer-Exelon Energy Delivery-Exelon Corp.	June 2003 - March 2004
		Vice President Distribution Operations-Exelon Energy Delivery-Exelon Corp.	April 2002 - June 2003

James E. Abel	56	Vice President-Finance and Treasurer	June 1999 - present

J. Matt Simmons, Jr.	42	Vice President and Controller	January 2006 - present
		Vice President-Finance and Controller-Duke Energy Americas	October 2003 - January 2006
		Chief Risk and Chief Accounting Officer-Reliant Energy Europe	February 2000 - October 2003

(a)
On March 31, 2007, John R. Biggar retired as Executive Vice President and Chief Financial Officer, at which time Mr. Farr was appointed Executive Vice President and Chief Financial Officer effective April 1, 2007.

(b)	Designated an executive officer of PPL by virtue of their respective positions at a PPL subsidiary.
(c)	On February 27, 2008, PPL announced that Mr. Shriver plans to retire effective June 1, 2008.
(d)	On March 31, 2007, Mr. Spence resigned as President of PPL Electric. Mr. DeCampli was elected as President of PPL Electric as of April 1, 2007.

PPL Electric Utilities Corporation

Name	Age	Positions Held During the Past Five Years	Dates

David G. DeCampli (a)	50	President	April 2007 - present
		Senior Vice President-Transmission and Distribution Engineering and Operations	December 2006 - April 2007
		Vice President-Asset Investment Strategy and Development-Exelon Energy Delivery-Exelon Corp.	April 2004 - December 2006
		Vice President and Chief Integration Officer-Exelon Energy Delivery-Exelon Corp.	June 2003 - March 2004
		Vice President Distribution Operations-Exelon Energy Delivery-Exelon Corp.	April 2002 - June 2003

James E. Abel	56	Treasurer	July 2000 - present

J. Matt Simmons, Jr.	42	Vice President and Controller	January 2006 - present
		Vice President-Finance and Controller-Duke Energy Americas	October 2003 - January 2006
		Chief Risk and Chief Accounting Officer-Reliant Energy Europe	February 2000 - October 2003

(a)	On March 31, 2007, William H. Spence resigned as President of PPL Electric. Mr. DeCampli was elected as President of PPL Electric as of April 1, 2007.

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

Issuer Purchases of Equity Securities during the Fourth Quarter of 2007:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
October 1 to October 31, 2007	3,046,700	$48.03	3,046,700	$38,301,209
November 1 to November 30, 2007				$38,301,209
December 1 to December 31, 2007				$38,301,209
Total	3,046,700	$48.03	3,046,700	$38,301,209

(1)	In June 2007, PPL announced a program to repurchase from time to time up to $750 million of its common stock in open market purchases, pre-arranged trading plans or privately negotiated transactions.

PPL Energy Supply, LLC

There is no established public trading market for PPL Energy Supply's membership interests.  PPL Energy Funding, a direct wholly-owned subsidiary of PPL, owns all of PPL Energy Supply's outstanding membership interests.  Distributions on the membership interests will be paid as determined by PPL Energy Supply's Board of Managers.  PPL Energy Supply made cash distributions to PPL Energy Funding of $1.5 billion in 2007 and $712 million in 2006.

PPL Electric Utilities Corporation

There is no established public trading market for PPL Electric's common stock, as PPL owns 100% of the outstanding common shares.  Dividends paid to PPL on those common shares are determined by PPL Electric's Board of Directors.  PPL Electric paid common stock dividends to PPL of $119 million in 2007 and $116 million in 2006.

ITEM 6. SELECTED FINANCIAL AND OPERATING DATA

PPL Energy Supply, LLC

Item 6 is omitted as PPL Energy Supply meets the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K.

ITEM 6. SELECTED FINANCIAL AND OPERATING DATA

PPL Corporation (a)	2007	2006	2005	2004	2003
Income Items - millions
Operating revenues (b)	$6,498	$6,131	$5,539	$5,195	$5,005
Operating income (b)	1,683	1,509	1,273	1,332	1,285
Income from continuing operations (b)	1,013	839	693	679	701
Net income	1,288	865	678	698	734
Balance Sheet Items - millions (c)
Property, plant and equipment - net (d)	12,605	12,069	10,916	11,149	10,593
Recoverable transition costs	574	884	1,165	1,431	1,687
Total assets	19,972	19,747	17,926	17,733	17,123
Long-term debt (d)	7,568	7,746	7,081	7,658	7,859
Long-term debt with affiliate trusts		89	89	89	681
Preferred securities of a subsidiary	301	301	51	51	51
Common equity	5,556	5,122	4,418	4,239	3,259
Short-term debt	92	42	214	42	56
Total capital provided by investors (d)	13,517	13,300	11,853	12,079	11,906
Capital lease obligations		10	11	11	12
Financial Ratios
Return on average common equity - %	24.47	17.81	15.65	18.14	26.55
Embedded cost rates (c)
Long-term debt - %	6.29	6.37	6.60	6.67	6.56
Preferred securities - %	6.18	6.18	5.14	5.14	5.14
Times interest earned before income taxes	3.46	3.39	2.71	2.79	2.97
Ratio of earnings to fixed charges - total enterprise basis (d)	3.0	2.9	2.4	2.5	2.6
Common Stock Data
Number of shares outstanding - thousands
Year-end	373,271	385,039	380,145	378,143	354,723
Average	380,563	380,754	379,132	368,456	345,589
Number of shareowners of record (c)	76,354	77,762	79,198	81,175	83,783
Income from continuing operations - Basic EPS (b)	$2.66	$2.20	$1.83	$1.84	$2.03
Income from continuing operations - Diluted EPS (b)	$2.63	$2.17	$1.81	$1.83	$2.02
Net income - Basic EPS	$3.39	$2.27	$1.79	$1.89	$2.13
Net income - Diluted EPS	$3.35	$2.24	$1.77	$1.89	$2.12
Dividends declared per share	$1.22	$1.10	$0.96	$0.82	$0.77
Book value per share (c)	$14.88	$13.30	$11.62	$11.21	$9.19
Market price per share (c)	$52.09	$35.84	$29.40	$26.64	$21.88
Dividend payout rate - % (f)	36	49	54	44	36
Dividend yield - % (g)	2.34	3.07	3.27	3.08	3.52
Price earnings ratio (f) (g)	15.55	16.00	16.61	14.10	10.32
Sales Data - millions of kWh
Domestic - Electric energy supplied - retail	40,074	38,810	39,413	37,673	36,774
Domestic - Electric energy supplied - wholesale	35,675	32,602	33,768	37,394	37,841
Domestic - Electric energy delivered	37,950	36,683	37,358	35,906	36,083
International - Electric energy delivered (h)	31,652	33,352	33,146	32,846	31,952

(a)
The earnings each year were affected by several special items that management considers significant.  See "Earnings" in Management's Discussion and Analysis of Financial Condition and Results of Operations for a description of special items in 2007, 2006 and 2005.

(b)
Data for certain years are reclassified to conform to the current presentation, which includes the classification of the Latin American businesses and PPL's natural gas distribution and propane businesses as discontinued operations.  See Note 10 to the Financial Statements for additional information.

(c)	As of each respective year-end.
(d)
The year 2007 excludes amounts related to PPL's natural gas distribution and propane businesses that have been classified as held for sale at December 31, 2007.  See Note 10 to the Financial Statements for additional information.

(e)
Computed using earnings and fixed charges of PPL and its subsidiaries.  Fixed charges consist of interest on short- and long-term debt, other interest charges, the estimated interest component of other rentals and preferred dividends.

(f)	Based on diluted EPS.
(g)	Based on year-end market prices.
(h)	All years include the deliveries associated with the Latin American businesses, until the dates of their sale in 2007.

ITEM 6. SELECTED FINANCIAL AND OPERATING DATA

PPL Electric Utilities Corporation (a)	2007	2006	2005	2004	2003
Income Items - millions
Operating revenues	$3,410	$3,259	$3,163	$2,847	$2,788
Operating income	350	418	377	259	251
Net income	163	194	147	76	28
Income available to PPL	145	180	145	74	25
Balance Sheet Items - millions (b)
Property, plant and equipment - net	3,021	2,880	2,716	2,657	2,589
Recoverable transition costs	574	884	1,165	1,431	1,687
Total assets	4,986	5,315	5,537	5,526	5,469
Long-term debt	1,674	1,978	2,411	2,544	2,937
Shareowner's equity	1,586	1,559	1,375	1,323	1,273
Short-term debt	41	42	42	42
Total capital provided by investors	3,301	3,579	3,828	3,909	4,210
Financial Ratios
Return on average common equity - %	11.35	14.33	11.20	5.95	2.08
Embedded cost rates (b)
Long-term debt - %	6.01	6.46	6.56	6.86	6.61
Preferred securities - %	6.18	6.18	5.14	5.14	5.14
Times interest earned before income taxes	2.77	2.96	2.19	1.45	1.22
Ratio of earnings to fixed charges (c)	2.7	2.9	2.1	1.4	1.2
Ratio of earnings to combined fixed charges and preferred stock dividends (d)	2.3	2.5	2.1	1.4	1.2
Sales Data
Customers (thousands) (b)	1,387	1,377	1,365	1,351	1,330
Electric energy delivered - millions of kWh
Residential	14,411	13,714	14,218	13,441	13,266
Commercial	13,801	13,174	13,196	12,610	12,388
Industrial	9,547	9,638	9,777	9,620	9,599
Other	191	157	167	163	154

Retail electric sales	37,950	36,683	37,358	35,834	35,407
Wholesale electric sales (e)				72	676

Total electric energy delivered	37,950	36,683	37,358	35,906	36,083

Electric energy supplied as a PLR - millions of kWh	37,919	36,577	36,917	34,841	33,627

(a)
The earnings for each year other than 2004 were affected by several special items that management considers significant.  See "Earnings" in Management's Discussion and Analysis of Financial Condition and Results of Operations for a description of special items in 2007, 2006 and 2005.

(b)	As of each respective year-end.
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

(e)	The contracts for wholesale sales to municipalities expired in January 2004.

PPL CORPORATION
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

PPL is an energy and utility holding company with headquarters in Allentown, PA.  Please refer to Exhibit 99(a) in Item 15 for a listing of the current corporate organization and to "Item 1. Business - Background," for descriptions of PPL's reportable segments, which are Supply, International Delivery and Pennsylvania Delivery.  Through its subsidiaries, PPL is primarily engaged in the generation and marketing of electricity in two key markets - the northeastern and western U.S. - and in the delivery of electricity in Pennsylvania and the U.K.  In 2007, PPL sold its regulated electricity delivery businesses in Latin America, which were included in the International Delivery segment.  In July 2007, PPL announced its intention to sell its natural gas distribution and propane businesses, which are included in the Pennsylvania Delivery segment.  See Note 10 to the Financial Statements for information on the sales and planned divestitures.  PPL's overall strategy is to achieve disciplined growth in energy supply margins while limiting volatility in both cash flows and earnings and to achieve stable, long-term growth in regulated electricity delivery businesses through efficient operations and strong customer and regulatory relations.  More specifically, PPL's strategy for its electricity generation and marketing business is to match energy supply with load, or customer demand, under contracts of varying lengths with creditworthy counterparties to capture profits while effectively managing exposure to energy and fuel price volatility and counterparty credit risk.  PPL's strategy for its electricity delivery businesses is to own and operate these businesses at the most efficient cost while maintaining high quality customer service and reliability.

PPL faces several risks in its generation business.  The principal risks are electricity and capacity wholesale price risk, fuel supply and price risk, power plant performance, evolving regulatory frameworks and counterparty credit risk.  PPL attempts to manage these risks through various means.  For instance, PPL operates a portfolio of generation assets that is diversified as to geography, fuel source, cost structure and operating characteristics.  PPL currently expects to expand its generation capacity over the next several years through power uprates at certain of its existing power plants, the potential construction of new plants and the potential acquisition of existing plants or businesses.  PPL is and will continue to remain focused on the operating efficiency and availability of its existing and any newly constructed or acquired power plants.  In addition, PPL has executed and continues to pursue contracts of varying lengths for energy sales and fuel supply, and other means to mitigate the risks associated with adverse changes in the difference, or margin, between the cost to produce electricity and the price at which PPL sells it.  PPL's future profitability will be affected by whether PPL decides to, or is able to, continue to enter into long-term or intermediate-term power sales and fuel purchase agreements or renew its existing agreements and prevailing market conditions.  Currently, PPL's commitments for energy sales are satisfied through its own generation assets and supply purchased from third parties.  PPL markets and trades around its physical portfolio of generating assets through integrated generation, marketing and trading functions.

PPL has in place risk management programs that, among other things, are designed to monitor and manage its exposure to earnings and cash flow volatility related to changes in energy and fuel prices, interest rates, foreign currency exchange rates, counterparty credit quality and the operating performance of its generating units.

The principal challenge that PPL faces in its electricity delivery businesses is to maintain high quality customer service and reliability in a cost-effective manner.  PPL's electricity delivery businesses are rate-regulated.  Accordingly, these businesses are subject to regulatory risk with respect to costs that may be recovered and investment returns that may be collected through customer rates.  In particular, uncertainty driven by potential changes in the regulatory treatment of PPL Electric's PLR obligation after 2009, when its full requirements supply contracts with PPL EnergyPlus expire, presents a risk for the domestic electricity delivery business.  The Customer Choice Act requires electricity delivery companies, like PPL Electric, to act as a PLR of electricity and provides that electricity supply costs will be recovered by such companies pursuant to regulations to be established by the PUC.  As discussed in more detail in "Results of Operations - Segment Results - Pennsylvania Delivery Segment - 2008 Outlook," there are a number of ongoing regulatory and legislative activities that may affect PPL Electric's recovery of supply costs after 2009.  In May 2007, the PUC approved PPL Electric's plan to procure default electricity supply in 2007-2009 for retail customers who do not choose an alternative competitive supplier in 2010.  Pursuant to this plan, PPL Electric has contracted for one-third of the 2010 electricity supply it expects to need for residential, small commercial and small industrial customers.  In November 2007, PPL Electric filed a plan with the PUC, which is still pending, under which its residential and small commercial customers, beginning in mid-2008, could begin to pay in advance to smooth the impact of price increases when generation rate caps expire in 2010.  In September 2007, the PUC regulations regarding the obligation of Pennsylvania electric utilities to provide default electricity supply in 2011 and beyond became effective.  Later this year, PPL Electric plans to file for PUC approval of its post-2010 supply procurement plan under these regulations.  In addition to this regulatory activity, the Governor of Pennsylvania has proposed an Energy Independence Strategy which, among other things, contains initiatives to address PLR issues including a requirement that PLRs will obtain a "least-cost portfolio" of electric supply.  The Pennsylvania legislature has convened and continues a special session to address the proposals in the Governor's Strategy and other energy issues.  In addition, certain Pennsylvania legislators have introduced legislation to extend generation rate caps or otherwise limit cost recovery through rates for Pennsylvania utilities beyond the end of their transition periods, which in PPL Electric's case is December 31, 2009.  PPL and PPL Electric have expressed strong concern regarding the severe potential consequences of such legislation on customer service, system reliability, adequate future generation supply and PPL Electric's financial viability.

PPL faces additional financial risks in conducting international operations, such as fluctuations in foreign currency exchange rates.  PPL attempts to manage these financial risks through its risk management programs.

In order to manage financing costs and access to credit markets, a key objective for PPL's business as a whole is to maintain a strong credit profile.  PPL continually focuses on maintaining an appropriate capital structure and liquidity position.

See "Item 1A. Risk Factors" for more information concerning the material risks that PPL faces in its businesses.

The purpose of "Management's Discussion and Analysis of Financial Condition and Results of Operations" is to provide information concerning PPL's past and expected future performance in implementing the strategies and managing the risks and challenges mentioned above.  Specifically:

•
"Results of Operations" provides an overview of PPL's operating results in 2007, 2006 and 2005, including a review of earnings, with details of results by reportable segment.  It also provides a brief outlook for 2008.

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

The information provided in this Item 7 should be read in conjunction with PPL's Consolidated Financial Statements and the accompanying Notes.

Terms and abbreviations are explained in the glossary.  Dollars are in millions, except per share data, unless otherwise noted.

Results of Operations

Earnings

Net income and the related EPS were:
	2007	2006	2005

Net income	$1,288	$865	$678
EPS - basic	$3.39	$2.27	$1.79
EPS - diluted	$3.35	$2.24	$1.77

The changes in net income from year to year were, in part, attributable to several special items that management considers significant.  Details of these special items are provided within the review of each segment's earnings.

The year-to-year changes in significant earnings components, including domestic gross energy margins by region and significant income statement line items, are explained in the "Statement of Income Analysis."

PPL's earnings beyond 2007 are subject to various risks and uncertainties.  See "Forward-Looking Information," "Item 1A. Risk Factors," the rest of this Item 7 and Note 15 to the Financial Statements for a discussion of the risks, uncertainties and factors that may impact PPL's future earnings.

Segment Results

Net income by segment was:

	2007	2006	2005

Supply	$568	$416	$311
International Delivery	610	268	215
Pennsylvania Delivery	110	181	152
Total	$1,288	$865	$678

Supply Segment

The Supply segment primarily consists of the domestic energy marketing, domestic generation and domestic development operations of PPL Energy Supply.  In August 2007, PPL completed the sale of its domestic telecommunication operations.  See Note 9 to the Financial Statements for additional information.

The Supply segment results in 2006 and 2005 reflect the reclassification of PPL's interest in the Griffith plant's operating revenues and expenses from certain income statement line items to Discontinued Operations.  The Supply segment results in 2005 also reflect the reclassification of the Sundance plant's revenues and expenses to Discontinued Operations.  See Note 10 to the Financial Statements for additional information.

Supply segment net income was:

	2007	2006	2005
Energy revenues
External	$1,615	$1,659	$1,225
Intersegment	1,810	1,708	1,590
Energy-related businesses	732	580	550
Total operating revenues	4,157	3,947	3,365

Fuel and energy purchases
External	1,419	1,560	1,166
Intersegment	159	160	152
Other operation and maintenance	715	707	734
Depreciation	167	159	144
Taxes, other than income	31	35	36
Energy-related businesses	745	621	620
Total operating expenses	3,236	3,242	2,852

Other Income - net	38	4	(2)
Interest Expense	156	123	115
Income Taxes	232	147	22
Minority Interest	3	3	2
Loss from Discontinued Operations		20	53
Cumulative Effect of a Change in Accounting Principle			(8)
Net Income	$568	$416	$311

The after-tax changes in net income between these periods were due to the following factors, including Discontinued Operations.

	2007 vs. 2006	2006 vs. 2005

Eastern U.S. non-trading margins	$63	$105
Western U.S. non-trading margins	16	7
Net energy trading margins	3	1
Energy-related businesses	1	5
Earnings from synfuel projects	22	(32)
Other operation and maintenance	(19)	(28)
Depreciation	(5)	(7)
Other income - net (Note 17)	9	(3)
Realized earnings on nuclear decommissioning trust (Note 17)		4
Financing costs	(16)	3
Certain tax adjustment (Note 5)	13
Other	1	(1)
Special items	64	51
	$152	$105

•	See "Domestic Gross Energy Margins" for an explanation of non-trading margins by geographic region and for an explanation of net energy trading margins.

•
The improved earnings contributions from synfuel projects in 2007 compared with 2006 resulted primarily from higher net gains on options purchased to hedge the risk associated with the phase-out of synthetic fuel tax credits.  These net gains were partially offset by higher operating losses due to increased production and by lower utilization of tax credits due to the level of crude oil prices.  The decline in earnings contributions from synfuel projects in 2006 compared with 2005 resulted primarily from the anticipated phase-out of synthetic fuel tax credits starting in 2006 and lower production levels due to high crude oil prices.  See Note 15 to the Financial Statements for additional information on the shutdown of these facilities.

•
Higher operation and maintenance expenses in 2007 compared with 2006 were primarily due to higher outage costs at PPL's coal, hydro and nuclear power plants.  Higher operation and maintenance expenses in 2006 compared with 2005 were primarily due to increased outage and non-outage expenses at the Susquehanna nuclear facility and certain of PPL's coal plants and the timing of other planned outages.

•	Financing costs were higher in 2007 compared with 2006, primarily due to higher interest expense on long-term debt partially resulting from increased average debt outstanding at higher interest rates.

The following after-tax amounts, which management considers special items, also had a significant impact on the Supply segment earnings.  See the indicated Notes to the Financial Statements for additional information.

	2007	2006	2005

Mark-to-market adjustments from energy-related, non-trading economic hedges (a)	$32	$(11)
Impairment of domestic telecommunication operations (Note 9)	(23)
Settlement of Wallingford cost-based rates (Note 15)	33
Impairment of certain transmission rights (Note 15)	(13)
Sale of interest in the Griffith plant (Note 10)		(16)
Reduction in Enron reserve (Note 15)		11
Impairment of synfuel-related assets (Note 15)		(6)
Off-site remediation of ash basin leak (Note 15)		6	$(27)
Workforce reduction (Note 13)	(4)	(3)
PJM billing dispute (Note 15)	(1)	(18)
Impairment of nuclear decommissioning trust investments (Note 21)		(3)
Sale of the Sundance plant (Note 10)			(47)
Acceleration of stock-based compensation expense for periods prior to 2005 (Note 1)			(3)
Settlement of NorthWestern litigation (b)			(6)
Recording of conditional AROs (Note 21)			(8)
Total	$24	$(40)	$(91)
(a)
The mark-to-market impact on transactions, which do not qualify for hedge accounting under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and interpreted, and are probable of going to physical delivery, is economically neutral to PPL.  These transactions are intended to economically hedge a specific risk and do not represent speculative trading activity.  See "Changes in Domestic Gross Energy Margins by Region" and Note 18 to the Financial Statements for additional information regarding economic activity.

(b)
In the first quarter of 2005, PPL recognized a charge for a loss contingency related to litigation with NorthWestern.  In September 2005, PPL and NorthWestern reached a final agreement to settle this litigation.

2008 Outlook

Excluding special items, PPL projects lower 2008 earnings for its Supply segment compared with 2007 as a result of the loss of synfuel-related earnings and higher depreciation for scrubbers being installed at both coal-fired generation units at the Montour power plant and at Unit 3 of the Brunner Island power plant, which are expected to be placed in service in 2008.  PPL expects these negative effects to be partially offset by higher energy margins as a result of higher-valued wholesale energy contracts and higher expected baseload generation compared with 2007.

International Delivery Segment

The International Delivery segment includes operations of the international energy businesses of PPL Global that are primarily focused on the distribution of electricity.  PPL Global's major remaining international business is located in the U.K.  In 2007, PPL completed the sale of its Latin American businesses.  See Note 10 to the Financial Statements for additional information.

The International Delivery segment results in 2007, 2006 and 2005 reflect the reclassification of Latin American revenues and expenses to Discontinued Operations.

International Delivery segment net income was:

	2007	2006	2005

Utility revenues	$863	$756	$717
Energy-related businesses	37	37	36
Total operating revenues	900	793	753
Other operation and maintenance	252	186	161
Depreciation	147	142	133
Taxes, other than income	67	57	57
Energy-related businesses	17	17	15
Total operating expenses	483	402	366
Other Income - net	26	27	5
Interest Expense	183	173	175
Income Tax (Benefit) Expense	(43)	19	39
Income from Discontinued Operations	307	42	37
Net Income	$610	$268	$215

The after-tax changes in net income between these periods were due to the following factors, including Discontinued Operations.

	2007 vs. 2006	2006 vs. 2005
U.K.
Delivery margins	$11	$32
Other operation and maintenance	(14)	(15)
Depreciation	5	(9)
Income taxes	(39)	34
Foreign currency exchange rates	22	(5)
Impairment of investment in U.K. real estate (Note 9)	6	(6)
Gain on transfer of equity investment (Note 9)		5
Hyder liquidation distributions (Note 9)	(21)	27
Other	2	5
Discontinued operations	6	5
U.S. income taxes	26	(22)
Change in a U.S. income tax reserve	31
Loss on economic hedges (Note 16)	(7)
Other	6	1
Special items	308	1
	$342	$53

•
Higher U.K. delivery margins, for both periods, were primarily due to price increases and favorable changes in customer mix.  The increase in 2007 compared with 2006 was partially offset by a 3% decrease in sales volume, partially due to milder weather in 2007.

•
Higher U.K. operation and maintenance expenses in 2007, compared with 2006, were primarily due to higher:  compensation and pension costs; distribution network repairs; and insurance expense.  Higher U.K. operation and maintenance expenses in 2006 compared with 2005 were due primarily to increased pension costs.

•
The change in U.K. income taxes for both periods was primarily due to the transfer of a future tax liability from WPD and certain surplus tax losses from Hyder to a former Hyder affiliate that occurred in 2006.  See Note 5 to the Financial Statements for additional information.

•	Changes in foreign currency exchange rates increased WPD's portion of revenue and expense line items by 11% in 2007 compared with 2006 and decreased them by 2% in 2006 compared with 2005.

•
U.S. income taxes decreased in 2007 compared with 2006 due to WPD dividend planning, higher foreign tax credits on U.K. distributions and true-ups of prior year returns.  U.S. income taxes increased in 2006 compared with 2005 primarily due to a 2005 tax true-up, 2006 WPD dividend planning and lower utilization of foreign tax credits.

•	The change in a U.S. income tax reserve resulted from the lapse of an applicable statute of limitations.

The following after-tax amounts, which management considers special items, also had a significant impact on the International Delivery segment earnings.  See the indicated Notes to the Financial Statements for additional information.

	2007	2006	2005

Sale of Latin American businesses (Note 10)	$259
Change in U.K. tax rate (Note 5)	54
Reduction in Enron reserve		$1
Workforce reduction (Note 13)	(4)
Total	$309	$1

2008 Outlook

Excluding special items, PPL projects the earnings of its International Delivery segment will decline in 2008 compared with 2007, due to the 2007 sale of PPL's Latin American businesses and higher U.S. income taxes, primarily driven by the U.S. income tax benefits realized in 2007.  Partially offsetting the impact of these negative earnings drivers is lower pension expense at WPD.

Pennsylvania Delivery Segment

The Pennsylvania Delivery segment includes the regulated electric and gas delivery operations of PPL Electric and PPL Gas Utilities.  In July 2007, PPL announced its intention to sell its natural gas distribution and propane businesses.  See Note 10 to the Financial Statements for additional information.

The Pennsylvania Delivery segment results in 2007, 2006 and 2005 reflect the reclassification of the natural gas distribution and propane businesses' revenues and expenses to Discontinued Operations.

Pennsylvania Delivery segment net income was:

	2007	2006	2005
Operating revenues
External	$3,251	$3,098	$3,011
Intersegment	159	160	152
Energy-related businesses		1
Total operating revenues	3,410	3,259	3,163

Fuel and energy purchases
External	207	176	257
Intersegment	1,810	1,708	1,590
Other operation and maintenance	406	373	378
Amortization of recoverable transition costs	310	282	268
Depreciation	132	118	112
Taxes, other than income	200	189	185
Total operating expenses	3,065	2,846	2,790

Other Income - net	31	31	21
Interest Expense	135	151	182
Income Taxes	81	102	67
Dividends on Preferred Securities	18	14	2
(Loss) Income from Discontinued Operations	(32)	4	9
Net Income	$110	$181	$152

The after-tax changes in net income between these periods were due to the following factors, including Discontinued Operations.

	2007 vs. 2006	2006 vs. 2005

Delivery revenues (net of CTC/ITC amortization, interest expense on transition bonds and ancillary charges)	$15	$(6)
Operation and maintenance	(5)	(13)
Depreciation	(8)	(4)
Financing costs	(3)	(6)
Interest income on loans to affiliates	(1)	4
Income tax adjustments	(2)	(5)
Discontinued operations	8	(5)
Other	5
Special items	(80)	64
	$(71)	$29

•
Delivery revenues increased in 2007 compared with 2006 primarily due to a 4% increase in sales volume.  This increase was primarily due to the impact of favorable weather in 2007 on residential and commercial sales and to normal load growth.  Delivery revenues decreased in 2006 compared with 2005 primarily due to milder weather in 2006.

•
Operation and maintenance expenses increased in 2007 compared with 2006, primarily due to increased tree trimming, defined benefit and consumer education expenses.  Operation and maintenance expenses increased in 2006 compared with 2005, primarily due to increased tree trimming costs, a union contract ratification bonus and storm restoration costs.

•	Depreciation expense was higher in both periods primarily due to PP&E additions.

•	Earnings from Discontinued Operations increased in 2007 compared with 2006 primarily due to higher revenues as a result of higher gas distribution rates that became effective in early 2007.

The following after-tax amounts, which management considers special items, also had a significant impact on the Pennsylvania Delivery segment earnings.  See the indicated Notes to the Financial Statements for additional information.

	2007	2006	2005

Anticipated sale of gas and propane businesses (Note 10)	$(44)
Workforce reduction	(1)
Realization of benefits related to Black Lung Trust assets (Note 13)		$21
PJM billing dispute (Note 15)		21	$(27)
Reversal of cost recovery - Hurricane Isabel (Note 1)		(7)
Acceleration of stock-based compensation expense for periods prior to 2005 (Note 1)			(2)
Total	$(45)	$35	$(29)

2008 Outlook

Excluding special items, PPL projects higher earnings for its Pennsylvania Delivery segment, driven by higher revenues as a result of PPL Electric's new distribution rates effective January 1, 2008.

In March 2007, PPL Electric filed a request with the PUC to increase distribution rates by approximately $84 million (subsequently amended to $77 million).  In August 2007, PPL Electric entered into a settlement agreement with the parties to increase its distribution rates by $55 million, effective January 1, 2008, for an overall revenue increase of 1.7% over PPL Electric's 2007 rates.  In December 2007, the PUC approved this settlement without modification.

In May 2007, the PUC approved PPL Electric's plan to procure default electricity supply in 2007-2009 for retail customers who do not choose an alternative competitive supplier in 2010 after PPL Electric's PLR contract with PPL EnergyPlus expires.  Under the plan, PPL Electric was approved to issue a series of competitive bids for such supply in 2007, 2008 and 2009.  In July 2007, the PUC approved bids for the first of six competitive solicitations and PPL Electric entered into supply contracts for 850 MW, or one-sixth of its expected electricity supply needs in 2010 for residential, small commercial and small industrial customers who do not choose a competitive supplier.  The average generation supply prices from the first bid process were $101.77 per MWh for residential customers and $105.11 per MWh for small commercial and small industrial customers.  In October 2007, the PUC approved bids for the second competitive solicitation and PPL Electric entered into contracts for another 850 MW of 2010 generation supply for these customers.  The average generation supply prices from the second bid process were $105.08 per MWh for residential customers and $105.75 per MWh for small commercial and small industrial customers.  As a result, PPL Electric has contracted for one-third of the electricity supply it expects to need for 2010.  If the average prices paid for the supply purchased so far were to be the same for the remaining four purchases, the average residential customer's monthly bill in 2010 would increase about 34.5% over 2009 levels, while small commercial and small industrial bills would increase in the range of 22.8% to 42.2%.  The estimated increases include Pennsylvania gross receipts tax and an adjustment for line losses, and exclude PPL Electric's January 1, 2008 rate increase.  Actual 2010 prices will not be known until all six supply purchases have been made.  The third solicitation will be conducted in March 2008.

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

In addition, the Governor of Pennsylvania proposed an Energy Independence Strategy (Strategy) in early 2007 which, among other things, contains initiatives to address PLR issues.  For example, under the Strategy, retail customers could elect to phase-in over three years any initial generation rate increase approved by the PUC.  Also, PLR providers would be required to obtain a "least cost portfolio" of supply by purchasing power in the spot market and through contracts of varying lengths, and the provider would be required to procure energy conservation resources before acquiring additional power.  In addition, PLR providers could enter into long-term contracts with large energy users and alternative energy developers.  It is uncertain at this time whether the details of implementing the Strategy, including the issues of deferral of costs and recovery of interest for the customer rate phase-in program and the timing of PUC approval for PLR supply portfolios, will be delegated to the PUC.

Components of the Strategy are included in various bills.  One such bill that passed in the Pennsylvania House of Representatives (House) in February 2008, contains conservation and demand-side management targets and mandatory deployment of smart metering technology.  The bill provides for full and current cost recovery through an energy efficiency and demand-side management recovery mechanism.

In September 2007, the Pennsylvania General Assembly convened a special session to address the proposals in the Governor's Strategy.  Central to the Governor's Strategy is an $850 million Energy Independence Fund to support alternative and renewable energy sources and energy conservation that would be funded through revenue bonds and a surcharge on electricity bills.  The Pennsylvania Senate (Senate) has formed a special committee to manage legislation for the special legislative session.  As an alternative to the Governor's $850 million Energy Independence Fund, the full Senate has approved a bill that would create a $650 million fund for clean energy projects, conservation and energy efficiency initiatives and pollution control projects that would be funded through revenue bonds and gross receipts tax revenue, which will increase as rate caps expire.  The House is also considering similar legislation to create an $850 million dollar fund, also to be funded through revenue bonds and gross receipts tax revenue.

PPL and PPL Electric currently are working with Pennsylvania legislators, regulators and other stakeholders to develop constructive measures to help customers transition to market rates after 2009, including a variety of rate mitigation, educational and energy conservation programs, consistent with several initiatives being developed by the state administration and legislature.  In this regard, in November 2007, PPL Electric requested the PUC to approve a plan under which its residential and small commercial customers could smooth the impact of price increases when generation rate caps expire in 2010.  The proposed phase-in plan would provide customers the option of paying additional amounts on their electric bills beginning in mid-2008 and continuing through 2009.  Funds collected during 2008 and 2009, plus accrued interest, would be applied to 2010 and 2011 electric bills, mitigating the impact of the rate cap expiration.  PPL Electric requested expedited consideration by the PUC.  Ten parties have filed responses to PPL Electric's petition, primarily because PPL Electric's proposal would offer the program on an "opt-out" basis (i.e., customers would be enrolled automatically and affirmatively have to "opt-out" if they choose not to participate).  The parties have reached a settlement of this proceeding under which PPL Electric has agreed to change the "opt-out" approach to an "opt-in" approach (i.e., customers would have to affirmatively enroll).  In addition, PPL Electric has agreed to make the program available to customers enrolled in budget billing.  On February 27, 2008, the settlement agreement was filed with the Administrative Law Judge assigned to this case.  The settlement must be approved by the Administrative Law Judge and the PUC.

Certain Pennsylvania legislators have introduced or are contemplating the introduction of legislation to extend generation rate caps or otherwise limit cost recovery through rates for Pennsylvania utilities beyond their transition periods, which in PPL Electric's case would be December 31, 2009.  PPL and PPL Electric have expressed strong concern regarding the severe potential consequences of such legislation on customer service, system reliability, adequate future generation supply and PPL Electric's financial viability.  If such legislation or similar legislation is enacted, PPL Electric could experience operating losses, cash flow shortfalls and other adverse financial impacts.  In addition, continuing uncertainty regarding PPL Electric's ability to recover its market supply and other costs of operation after 2009 could adversely impact its credit quality, financing costs and availability of credit facilities necessary to operate its business.  In addition, PPL and PPL Electric believe that such an extension of rate caps, if enacted into law, would violate federal law and the U.S. Constitution.  At this time, PPL and PPL Electric cannot predict the final outcome or impact of this legislative and regulatory process.

Statement of Income Analysis --

Domestic Gross Energy Margins

The following table provides pre-tax changes in the income statement line items that comprise domestic gross energy margins.

	2007 vs. 2006	2006 vs. 2005

Utility	$259	$126
Unregulated retail electric	11	(10)
Wholesale energy marketing	(60)	441
Net energy trading margins	6	3
Other revenue adjustments (a)	(115)	(5)
Total revenues	101	555

Fuel	143	(33)
Energy purchases	(253)	346
Other cost adjustments (a)	10	56
Total cost of sales	(100)	369
Domestic gross energy margins	$201	$186

(a)
Adjusted to exclude the impact of any revenues and costs not associated with domestic gross energy margins, consistent with the way management reviews domestic gross energy margins internally.  These exclusions include revenues and energy costs related to the international operations of PPL Global, the domestic delivery operations of PPL Electric, revenues prior to 2007 associated with the settlement of Wallingford cost-based rates (see Note 15 to the Financial Statements for additional information) and an accrual for the loss contingency related to the PJM billing dispute in 2005 and 2006 (see Note 15 to the Financial Statements for additional information).  Also adjusted to include the margins of the Griffith and Sundance plants prior to their sales in June 2006 and May 2005, which are included in Discontinued Operations, and gains or losses on sales of emission allowances, which are included in "Other operation and maintenance" expenses on the Statements of Income.

Changes in Domestic Gross Energy Margins By Region

Domestic gross energy margins are generated through PPL's non-trading and trading activities.  PPL manages its non-trading energy business on a geographic basis that is aligned with its generation assets.  Additionally, beginning in 2006, PPL further segregates non-trading activities into two categories:  hedge activity and economic activity.  Economic activity represents the net unrealized effect of derivative transactions that are entered into as economic hedges, and that do not qualify for hedge accounting, or for which hedge accounting was not elected, under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and interpreted.

	2007 vs. 2006	2006 vs. 2005

Non-trading
Eastern U.S.	$180	$161
Western U.S.	27	12
Net energy trading	(6)	13
Domestic gross energy margins	$201	$186

Eastern U.S.

Eastern U.S. non-trading margins, excluding results from economic activity and hedge ineffectiveness, were $119 million higher in 2007 compared with 2006. This increase was primarily due to new full requirements supply contracts and higher wholesale market prices for electricity.  Also contributing to the improvement was increased generation output from PPL's nuclear and coal generating facilities.  Nuclear generation was 2% higher in 2007.  Coal generation was up slightly in 2007 despite the retirement of Martins Creek Units 1 and 2 in September.

Eastern U.S. non-trading margins that resulted from economic activity and hedge ineffectiveness were $61 million higher in 2007 compared with 2006.  This change relates to gains in electricity positions, including a $19 million increase in the fair value of capacity contracts in PJM related to PJM's implementation of its Reliability Pricing Model (RPM).  Prior to the RPM, PPL recorded valuation reserves for capacity contracts due to the lack of liquidity and reliable, observable prices in the marketplace.  With the implementation of the RPM and the completion of PJM capacity auctions, forward capacity prices became sufficiently observable and PPL no longer reserves for capacity contracts in PJM.

Eastern U.S. non-trading margins, excluding results from economic activity and hedge ineffectiveness, were $166 million higher in 2006 compared with 2005, primarily due to higher PLR sales prices and higher wholesale prices.  PLR sales prices were 8.4% higher in 2006, in accordance with the schedule established by the PUC Final Order.  Partially offsetting these higher margins was lower nuclear generation of 3%, as well as higher coal and nuclear fuel prices, which were up 12% and 10%.

Eastern U.S. non-trading margins that resulted from economic activity and hedge ineffectiveness were $5 million lower in 2006 compared with 2005.

Western U.S.

Western U.S. non-trading margins, excluding results from economic activity and hedge ineffectiveness, were $30 million higher in 2007 compared with 2006.  This increase was primarily due to higher market prices for electricity combined with increased generation from the coal-fired generating facilities.  Coal generation was 6% higher in 2007.

Western U.S. non-trading margins that resulted from economic activity and hedge ineffectiveness were $3 million lower in 2007 compared with 2006.

Western U.S. non-trading margins, excluding results from economic activity and hedge ineffectiveness, were $10 million higher in 2006 compared with 2005, primarily due to higher wholesale prices.  Also contributing to the increase was a 6% increase in hydroelectric generation.  Partially offsetting these improvements were higher coal prices, which were up 14%, and the sale of PPL's 50% interest in the Griffith plant in June 2006 and the sale of PPL's Sundance plant in May 2005.  See Note 10 to the Financial Statements for additional information on these sales.

Western U.S. non-trading margins that resulted from economic activity and hedge ineffectiveness were $2 million higher in 2006 compared with 2005.

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

Net energy trading margins decreased by $6 million in 2007 compared with 2006.  Energy trading margins from realized transactions decreased $10 million and were partially offset by an increase in unrealized transactions of $4 million.

Net energy trading margins increased by $13 million in 2006 compared with 2005.  Energy trading margins from unrealized transactions increased $14 million and were partially offset by a decrease in realized transactions of $1 million.  This change in unrealized transactions was primarily due to contracts reclassified as trading activity from hedge (non-trading) transactions related to the Griffith plant after the announced plan to sell PPL's interest in the plant.

The realized physical volumes for electricity and gas associated with energy trading were:

	2007	2006	2005

GWh	13,290	7,724	5,800
Bcf	16.1	21.5	13.4

Utility Revenues

The increases in utility revenues were attributable to:

	2007 vs. 2006	2006 vs. 2005
Domestic:
Retail electric revenue (PPL Electric)
PLR electric delivery	$109	$127
Electric delivery	43	(38)
Other		(2)

International:
U.K. retail electric revenue	31	45
U.K. foreign currency exchange rates	76	(6)
	$259	$126

The increases in utility revenues for 2007 compared with 2006, excluding foreign currency exchange rate impacts, were primarily due to:

•
higher PLR revenues and electric delivery revenues, primarily due to a 4% increase in sales volume.  This increase was primarily due to the impact of favorable weather in 2007 on residential and commercial sales and to normal load growth; and

•
higher U.K. utility revenues, primarily due to an increase in prices effective April 1, 2007, favorable changes in customer mix and an increase in engineering services performed for third parties.  The increase was partially offset by a 3% decrease in sales volume, primarily due to milder weather in 2007.

The increases in utility revenues for 2006 compared with 2005, excluding foreign currency exchange rate impacts, were primarily due to:

•
higher PLR revenues resulting from an 8.4% rate increase, offset by a decrease in domestic electric delivery revenues, resulting from a decrease in sales volume due in part to milder weather in 2006; and

•	higher U.K. utility revenues, primarily due to higher average prices and favorable changes in customer mix.

Energy-related Businesses

Energy-related businesses contributed $27 million more to operating income in 2007 compared with 2006.  The increase was primarily attributable to:

•
$61 million of higher pre-tax contributions from synfuel projects.  This reflects a $66 million net gain on the settlement of options purchased to hedge the risk associated with the phase-out of the synthetic fuel tax credits and an impairment charge of $10 million on the synfuel-related assets in 2006, partially offset by $15 million of higher operating losses due to higher production levels in 2007; and

•	a $9 million increase related to PPL's mechanical contracting and engineering subsidiaries; partially offset by
•	a $39 million impairment of domestic telecommunication assets that were sold in August 2007 (see Note 9 to the Financial Statements).

Energy-related businesses contributed $29 million more to operating income in 2006 compared with 2005.  The increase was primarily attributable to:

•
$18 million of lower pre-tax losses from synfuel projects.  This reflects $29 million of lower operating losses due to lower production levels, partially offset by an impairment charge of $10 million recorded in 2006 on the synfuel-related assets; and

•
an $8 million increase from its domestic telecommunications subsidiary, due to an increase in transport-related sales, as well as reduced spending on a product line (before depreciation, interest expense and income taxes).

See Note 15 to the Financial Statements for additional information on the shutdown of the synfuel facilities in 2007.

Other Operation and Maintenance

The changes in other operation and maintenance expenses were due to:
	2007 vs. 2006	2006 vs. 2005

Realization of benefits related to Black Lung Trust assets in 2006 (Note 13)	$36	$(36)
Impairment of certain transmission rights (Note 15)	23
WPD engineering services performed for third parties	19	4
U.K. foreign currency exchange rates	19
Reduction in Enron reserve in 2006 (Note 15)	19	(19)
Salary expense	12	6
Defined benefit costs (Note 13)	11	34
Martins Creek ash basin remediation (Note 15)	11	(59)
Domestic and international workforce reductions	11
Outage costs at generating stations	10	40
WPD insurance adjustment	7
Stock-based compensation expense (Note 12)	7	10
PUC-reportable storm costs	6	9
Domestic distribution system reliability work, including tree trimming	6	19
WPD distribution costs	5
Costs associated with severe ice storms in January 2005 (Note 1)		(16)
Subsequent deferral of a portion of costs associated with January 2005 ice storms (Note 1)		12
Accelerated amortization of stock-based compensation (Note 1)		(18)
NorthWestern litigation payment		(9)
U.K metering expense		4
U.K. reserve related to contractor dispute		4
Union contract ratification bonus		7
PJM system control and dispatch services		(6)
Retired miners' medical benefits		(7)
Equipment lease expense	(4)	(4)
Hurricane Isabel (Note 1)	(11)	11
Gains on sales of emission allowances	(87)	3
Other	7	4
	$107	$(7)

Depreciation

Increases in depreciation expense were due to:

	2007 vs. 2006	2006 vs. 2005

Additions to PP&E	$31	$26
U.K. foreign currency exchange rates	13	(1)
Purchase in 2006 of equipment previously leased (Note 11)	9	4
Reduction of useful lives of certain WPD distribution assets (Note 1)	4	3
Extension of useful lives of certain generation assets (Note 1)		(2)
Impact of not depreciating held for sale telecommunications assets (Note 9)	(10)
Extension of useful lives of certain WPD network assets (Note 1)	(18)
Other	(2)
	$27	$30

Taxes, Other Than Income

Taxes, other than income, increased by $17 million in 2007 compared with 2006. The increase was primarily due to:

•	a $12 million increase in domestic gross receipts tax expense, which is passed through to customers, resulting from a 4% increase in sales volume;
•	a $5 million increase from changes in U.K. foreign currency exchange rates; and
•	a $4 million increase in WPD property taxes, attributable to a $2 million refund credit in 2006 and inflation; partially offset by
•	a $4 million decrease in domestic capital stock tax expense.

Other Income - net

See Note 17 to the Financial Statements for details of other income and deductions.

Financing Costs

The changes in financing costs, which include "Interest Expense" and "Dividends on Preferred Securities of a Subsidiary," were due to:

	2007 vs. 2006	2006 vs. 2005

Long-term debt interest expense	$43	$(6)
U.K. foreign currency exchange rates	14	(1)
Interest accrued for PJM billing dispute (Note 15)	7	(12)
Hedging activities	4	24
Dividends on 6.25% Series Preference Stock issued in April 2006 (Note 7)	4	12
Short-term debt interest expense	3	(4)
Write-off in 2005 of financing costs associated with PPL Energy Supply's 2.625% Convertible Senior Notes due to the market price trigger being met		(6)
Amortization of debt issuance costs	(3)	(6)
Redemption of 8.23% Subordinated Debentures in February 2007 (Note 16)	(7)	(1)
Capitalized interest	(35)	(15)
Other	1	2
	$31	$(13)

Income Taxes

The changes in income taxes were due to:

	2007 vs. 2006	2006 vs. 2005

Higher pre-tax book income	$77	$97
Transfer of WPD tax items in 2006 (Note 5)	20	(20)
Nonconventional fuel and other tax credits	1	49
Tax on foreign earnings	(4)	1
Tax return adjustments (Note 5)	(15)	15
Tax reserve adjustments (Note 5)	(19)
U.K. rate change (Note 5)	(54)
Other	(4)	(2)
	$2	$140

See Note 5 to the Financial Statements for details on effective income tax rates.

Discontinued Operations

In the third quarter of 2007, PPL recognized a $23 million deferred tax charge in connection with the anticipated sale of PPL's natural gas distribution and propane businesses.  In the fourth quarter of 2007, PPL recorded a $21 million impairment, net of a $1 million tax benefit.  See Note 10 to the Financial Statements for additional information on the operating results recorded in 2007, 2006 and 2005.

In the second quarter of 2007, PPL recorded an $89 million gain, net of a $5 million tax expense, in connection with the sale of its El Salvadoran regulated electricity delivery business.  In the third quarter of 2007, PPL also sold its Bolivian businesses.  In connection with this sale, PPL recorded a $20 million impairment, net of a $17 million tax benefit.  In the fourth quarter of 2007, PPL recorded a $197 million gain, net of a $109 million tax expense, in connection with the sale of its Chilean business.

In 2006, PPL recorded a $23 million loss, net of a $16 million tax benefit, in connection with the sale of its ownership interest in the Griffith plant.  Also included in Discontinued Operations is the acceleration of $7 million, after tax, of net unrealized gains on derivatives associated with the Griffith plant.

In 2005, PPL recorded a $47 million loss, net of a $26 million tax benefit, in connection with the sale of its Sundance plant.

See Note 10 to the Financial Statements for additional information on the above sales, and information regarding operating results recorded prior to the sales.

Cumulative Effect of a Change in Accounting Principle

In 2005, PPL adopted FIN 47, "Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143."  FIN 47 clarifies that an entity is required to recognize a liability for the fair value of a conditional ARO when incurred if the fair value of the ARO can be reasonably estimated.  FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an ARO.  Application of the interpretation resulted in a cumulative effect of a change in accounting principle that decreased net income by $8 million in 2005.  See Note 21 to the Financial Statements for additional information.

Financial Condition

Liquidity and Capital Resources

PPL is focused on maintaining its investment grade credit profile by maintaining an appropriate liquidity position and a strong balance sheet.  PPL believes that its cash on hand, short-term investments, operating cash flows, access to debt and equity capital markets and borrowing capacity, taken as a whole, provide sufficient resources to fund its ongoing operating requirements, future security maturities and estimated future capital expenditures.  PPL currently expects cash, cash equivalents and short-term investments at the end of 2008 to be approximately $500 million and expects to increase its credit facility capacity up to approximately $5.0 billion in 2008.  However, PPL's cash flows from operations and access to cost-effective bank and capital markets are subject to risks and uncertainties including, but not limited to:

•	changes in market prices for electricity;
•	changes in commodity prices that may increase the cost of producing power or decrease the amount PPL receives from selling power;
•	operational, price and credit risks associated with selling and marketing products in the wholesale power markets;
•	significant switching by PPL Electric's customers to or from alternative suppliers that would impact the level of sales under the PLR contracts;
•
ineffectiveness of the trading, marketing and risk management policy and programs used to mitigate PPL's risk exposure to adverse electricity and fuel prices, interest rates, foreign currency exchange rates and counterparty credit;

•	unusual or extreme weather that may damage PPL's transmission and distribution facilities or affect energy sales to customers;
•	reliance on transmission and distribution facilities that PPL does not own or control to deliver its electricity and natural gas;
•
unavailability of generating units (due to unscheduled or longer-than-anticipated generation outages, weather and natural disasters) and the resulting loss of revenues and additional costs of replacement electricity;

•	the ability to recover and the timeliness and adequacy of recovery of costs associated with regulated utility businesses;
•	costs of compliance with existing and new environmental laws and with new security and safety requirements for nuclear facilities;
•	any adverse outcome of legal proceedings and investigations with respect to PPL's current and past business activities; and
•	a downgrade in PPL's or its rated subsidiaries' credit ratings that could adversely affect their ability to access capital and increase the cost of maintaining credit facilities and any new debt.

At December 31, PPL had the following:

	2007	2006	2005

Cash and cash equivalents	$430	$794	$555
Short-term investments	108	359	63
	$538	$1,153	$618
Short-term debt	$92	$42	$214

At December 31, 2007, PPL had $15 million of auction rate securities in its portfolio of short-term investments.  Recent investor concerns over insurers who guarantee the credit of certain of the underlying securities and other conditions have resulted in some investors of auction rate securities being unable to sell such securities at auction.  This has resulted in investors continuing to own these securities, generally at higher interest rates, until the subsequent auction.  As of December 31, 2007, PPL did not have material exposure to loss given the high quality of the underlying securities and the amount of auction rate securities held.

The changes in PPL's cash and cash equivalents position resulted from:

	2007	2006	2005

Net Cash Provided by Operating Activities	$1,571	$1,758	$1,388
Net Cash Used in Investing Activities	(614)	(1,617)	(779)
Net Cash (Used in) Provided by Financing Activities	(1,326)	95	(676)
Effect of Exchange Rates on Cash and Cash Equivalents	5	3	6
Net (Decrease) Increase in Cash and Cash Equivalents	$(364)	$239	$(61)

Operating Activities

Net cash provided by operating activities decreased by 11%, or $187 million, in 2007 compared with 2006, primarily as a result of increased expenditures for fuel and increased U.S. income tax payments, a portion of which related to taxes incurred in connection with the sale of PPL's Latin American businesses, partially offset by higher revenues in 2007 compared with 2006.  The higher revenues resulted primarily from higher wholesale market prices for electricity in the U.S. and increased domestic sales volumes, primarily due to the impact of favorable weather in 2007 on residential and commercial sales and normal load growth.

Net cash provided by operating activities increased by 27%, or $370 million, in 2006 compared with 2005, primarily as a result of higher domestic retail electric revenues resulting from an 8.4% increase in PLR sales prices and increased international delivery revenues, predominantly related to price increases and changes in customer mix.  The increase from 2005 to 2006 was also due, to a lesser extent, to reduced expenditures for oil in 2006 as a result of building up inventory in 2005.  These increases were partially offset by a decrease in domestic delivery revenues resulting from a decrease in sales volumes, due in part to milder weather in 2006, increased expenditures for coal and increased U.S. income tax payments, primarily due to lower utilization of foreign tax credits in 2006.

PPL expects to continue to maintain stable cash provided by operating activities as a result of its power sales commitments from wholesale and retail customers and long-term fuel purchase contracts.  PPL estimates that, on average, approximately 91% of its expected annual generation output for the period 2008 through 2009 is committed under power sales contracts.  PPL has and will continue to layer in power sales contracts in the wholesale markets for the capacity and energy currently committed under the PLR supply contracts with PPL Electric, which expire at the end of 2009.  Based on the way in which the wholesale markets have developed over the last several years, PPL expects that new contracts are likely to continue to be of a shorter duration than the PLR supply contracts, which at inception had terms of approximately nine years.

PPL's contracts for the sale and purchase of electricity and fuel often require cash collateral or other credit enhancements, or reductions or terminations of a portion of the entire contract through cash settlement, in the event of a downgrade of PPL's or its subsidiaries' credit ratings or adverse changes in market prices.  For example, in addition to limiting its trading ability, if PPL's or its subsidiaries' ratings were lowered to below "investment grade" and energy prices increased by 10%, PPL estimates that, based on its December 31, 2007 positions, it would have had to post additional collateral of approximately $829 million, compared with $387 million at December 31, 2006.  PPL has in place risk management programs that are designed to monitor and manage its exposure to volatility of cash flows related to changes in energy and fuel prices, interest rates, foreign currency exchange rates, counterparty credit quality and the operating performance of its generating units.

Investing Activities

The primary use of cash in investing activities is capital expenditures.  See "Forecasted Uses of Cash" for detail regarding capital expenditures in 2007 and projected expenditures for the years 2008 through 2012.

Net cash used in investing activities decreased 62%, or $1.0 billion, in 2007 compared with 2006 primarily as a result of aggregate proceeds of $898 million received from the sale of PPL's Latin American businesses and telecommunication operations in 2007 compared to $110 million received from the sale of its interest in the Griffith plant in 2006, as well as a change of $555 million from purchases and sales of short-term investments and a change of $104 million from purchases and sales of emission allowances.  These increases were partially offset by an increase of $291 million in capital expenditures, primarily as a result of the construction of pollution control equipment at coal-fired plants in Pennsylvania, and an increase of $113 million in the additional amount of cash that became restricted.

Net cash used in investing activities increased 108%, or $838 million, in 2006 compared with 2005.  There were a few items that contributed to this increase.  Capital expenditures increased $583 million, primarily as a result of the construction of pollution control equipment at coal-fired plants in Pennsylvania, as discussed in Note 15 to the Financial Statements, and $107 million related to the purchase of leased equipment.  See Note 11 to the Financial Statements for further discussion of the 2006 purchase of leased equipment in connection with the termination of the related master lease agreements.  Additionally, there was a change of $298 million from purchases and sales of short-term investments, and PPL received $80 million less in proceeds from the sale of power plants in 2006 compared with 2005.  The impact of the above items was partially offset by a change of $75 million from purchases and sales of emission allowances and a decrease of $22 million in the additional amount of cash that became restricted.

Financing Activities

Net cash used in financing activities was $1.3 billion in 2007, compared with net cash provided by financing activities of $95 million in 2006 and net cash used in financing activities of $676 million in 2005.  The change from 2006 to 2007 primarily reflects reduced issuances of long-term debt and equity securities in 2007, as well as repurchases of common stock under a $750 million stock repurchase program approved by PPL's Board of Directors in June 2007.  The change from 2005 to 2006 primarily reflects increased issuances of long-term debt, as well as the issuance of preference stock in 2006.

In 2007, cash used in financing activities primarily consisted of net debt retirements of $170 million, the repurchase of 14,929,892 shares of common stock for $712 million and common and preferred dividends paid of $477 million, partially offset by $32 million of common stock sale proceeds.  See Note 8 to the Financial Statements for a discussion of the common stock repurchase program.

In 2006, cash provided by financing activities primarily consisted of net debt issuances of $277 million, net proceeds of $245 million from the issuance of preference stock and $21 million of common stock sale proceeds, partially offset by common and preferred dividends paid of $419 million.  See Note 7 to the Financial Statements for information regarding the preference stock issued by PPL Electric.

In 2005, cash used in financing activities primarily consisted of net debt retirements of $340 million and common and preferred dividends paid of $349 million, partially offset by common stock sale proceeds of $37 million.

See "Forecasted Sources of Cash" for a discussion of PPL's plans to issue debt and equity securities, as well as a discussion of credit facility capacity available to PPL.  Also see "Forecasted Uses of Cash" for a discussion of PPL's plans to pay dividends on its common and preferred securities and repurchase common stock in the future, as well as maturities of PPL's long-term debt.

PPL's debt financing activity in 2007 was:

	Issuances (a)	Retirements

PPL Capital Funding Junior Subordinated Notes	$499
PPL Capital Funding Senior Unsecured Notes	100
PPL Capital Funding Medium-Term Notes		$(283)
PPL Energy Supply Senior Unsecured Notes	49
PPL Energy Supply Tax-Exempt Financing	81
PPL Energy Supply Convertible Senior Notes (b)		(45)
PPL Electric Senior Secured Bonds	250	(255)
PPL Transition Bond Company Transition Bonds		(300)
WPD Subordinated Debentures (c)		(114)
WPD Senior Unsecured Notes (d)		(211)
Latin America Long-Term Debt	6	(8)
PPL Electric short-term debt (net change)		(1)
WPD short-term debt (net change)	51
Bolivia short-term debt (net change)	11
Total	$1,047	$(1,217)
Net decrease		$(170)

(a)	Amounts are net of pricing discounts, where applicable.
(b)	See Notes 4 and 8 to the Financial Statements for information on the terms of the Convertible Senior Notes and discussion of conversions during 2007.
(c)	Retirement includes $29 million to settle related cross-currency swaps.
(d)	Retirement includes $36 million to settle related cross-currency swaps.

See Note 8 to the Financial Statements for more detailed information regarding PPL's financing activities in 2007.

Forecasted Sources of Cash

PPL expects to continue to have significant sources of cash available in the near term, including various credit facilities, commercial paper programs, an asset-backed commercial paper program, operating leases and, in the second half of 2008, the anticipated sale of its natural gas distribution and propane businesses.  PPL also expects to continue to have access to debt and equity capital markets, as necessary, for its long-term financing needs.

Credit Facilities

At December 31, 2007, PPL's total committed borrowing capacity under credit facilities and the use of this borrowing capacity were:

	Committed Capacity	Borrowed	Letters of Credit Issued (e)	Available Capacity

PPL Electric Credit Facility (a)	$200			$200
PPL Energy Supply Credit Facilities (b)	3,900		$683	3,217
WPD (South West) Credit Facilities (c)	314		4	310
WPDH Limited Credit Facility (d)	308			308
Total	$4,722		$687	$4,035

(a)
Borrowings under PPL Electric's credit facility generally bear interest at LIBOR-based rates plus a spread, depending upon the company's public debt rating.  PPL Electric also has the capability to cause the lenders to issue up to $200 million of letters of credit under this facility, which issuances reduce available borrowing capacity.  Under certain conditions, PPL Electric may request that the facility's capacity be increased by up to $100 million.

The credit facility contains a financial covenant requiring debt to total capitalization to not exceed 70%.  At December 31, 2007 and 2006, PPL Electric's consolidated debt to total capitalization percentages, as calculated in accordance with its credit facility, were 47% and 48%.  The credit facility also contains standard representations and warranties that must be made for PPL Electric to borrow under it.

(b)
PPL Energy Supply has the ability to borrow $3.7 billion under its credit facilities.  Such borrowings generally bear interest at LIBOR-based rates plus a spread, depending upon the company's public debt rating.  PPL Energy Supply also has the capability to cause the lenders to issue up to $3.9 billion of letters of credit under these facilities, which issuances reduce available borrowing capacity.  Under certain conditions, PPL Energy Supply may request that the capacity of one of its facilities be increased by up to $500 million.

These credit facilities contain a financial covenant requiring debt to total capitalization to not exceed 65%.  At December 31, 2007 and 2006, PPL Energy Supply's consolidated debt to total capitalization percentage, as calculated in accordance with its credit facilities, was 36% and 35%.  The credit facilities also contain standard representations and warranties that must be made for PPL Energy Supply to borrow under them.

(c)
WPD (South West) has two credit facilities:  one under which it can make cash borrowings and another under which it has the capability to cause the lender to issue up to approximately £3 million (approximately $5 million at December 31, 2007) of letters of credit.  Borrowings bear interest at LIBOR-based rates plus a spread, depending upon the company's public debt rating.

The credit facility under which it can make cash borrowings contains financial covenants that require WPD (South West) to maintain an interest coverage ratio of not less than 3.0 times consolidated earnings before income taxes, depreciation and amortization and a regulatory asset base (RAB) at £150 million greater than total gross debt, in each case as calculated in accordance with the credit facility.  At December 31, 2007 and 2006, WPD (South West)'s interest coverage ratios, as calculated in accordance with its credit facility, were 4.4 and 5.3.  At December 31, 2007 and 2006, WPD (South West)'s RAB, as calculated in accordance with the credit facility, exceeded its total gross debt by £349 million and £247 million.

(d)
Borrowings under WPDH Limited's credit facility bear interest at LIBOR-based rates plus a spread, depending upon the company's public debt rating.

This credit facility contains financial covenants that require WPDH Limited to maintain an interest coverage ratio of not less than 3.0 times consolidated earnings before income taxes, depreciation and amortization and a RAB that exceeds total net debt by the higher of an amount equal to 15% of total net debt or £150 million, in each case as calculated in accordance with the credit facility.  At December 31, 2007, WPDH Limited's interest coverage ratio, as calculated in accordance with its credit facility, was 4.0.  At December 31, 2007, WPDH Limited's RAB, as calculated in accordance with the credit facility, exceeded its total net debt by £548 million, or 54%.

(e)
The borrower under each of these facilities has a reimbursement obligation to the extent any letters of credit are drawn upon.  The letters of credit issued as of December 31, 2007, generally expire in 2008.

In addition to the financial covenants noted in the table above, these credit agreements contain various other covenants.  Failure to comply with the covenants after applicable grace periods could result in acceleration of repayment of borrowings and/or termination of the agreements.  PPL monitors compliance with the covenants on a regular basis.  At December 31, 2007, PPL was in material compliance with these covenants.  At this time, PPL believes that these covenants and other borrowing conditions will not limit access to these funding sources.

During 2008, PPL intends to maintain its existing credit facility capacity, which may require the renewal and extension of certain facilities.  In addition, PPL expects to increase its credit facility capacity by up to $500 million in 2008.  See Note 8 to the Financial Statements for further discussion of PPL's credit facilities.

Commercial Paper

PPL Energy Supply and PPL Electric maintain commercial paper programs for up to $500 million for PPL Energy Supply and for up to $200 million for PPL Electric to provide an additional financing source to fund their short-term liquidity needs, if and when necessary.  Commercial paper issuances are supported by certain credit agreements of each company.  Neither PPL Energy Supply nor PPL Electric had commercial paper outstanding at December 31, 2007 and 2006.  During 2008, PPL Energy Supply and PPL Electric may issue commercial paper from time to time to facilitate short-term cash flow needs.  Additionally, PPL Energy Supply expects to increase the size of its commercial paper program to $1.0 billion in 2008.

Asset-Backed Commercial Paper Program

PPL Electric participates in an asset-backed commercial paper program through which it obtains financing by selling and contributing its eligible accounts receivable and unbilled revenues to a special purpose, wholly-owned subsidiary on an ongoing basis.  The subsidiary pledges these assets to secure loans of up to an aggregate of $150 million from a commercial paper conduit sponsored by a financial institution.  PPL Electric uses the proceeds from the program for general corporate purposes and to cash collateralize letters of credit.  At December 31, 2007 and 2006, loan balances outstanding were $41 million and $42 million, all of which were being used to cash collateralize letters of credit.   See Note 8 to the Financial Statements for further discussion of the asset-backed commercial paper program.

Operating Leases

PPL and its subsidiaries also have available funding sources that are provided through operating leases.  PPL's subsidiaries lease office space, land, buildings and certain equipment.  These leasing structures provide PPL with additional operating and financing flexibility.  The operating leases contain covenants that are typical for these agreements, such as maintaining insurance, maintaining corporate existence and timely payment of rent and other fees.

PPL, through its subsidiary PPL Montana, leases a 50% interest in Colstrip Units 1 and 2 and a 30% interest in Unit 3, under four 36-year, non-cancelable operating leases.  These operating leases are not recorded on PPL's Balance Sheets.  The leases place certain restrictions on PPL Montana's ability to incur additional debt, sell assets and declare dividends.  At this time, PPL believes that these restrictions will not limit access to these funding sources or cause acceleration or termination of the leases.  See Note 8 to the Financial Statements for a discussion of other dividend restrictions related to PPL subsidiaries.

See Note 11 to the Financial Statements for further discussion of the operating leases.

Anticipated Sale of Gas and Propane Businesses

In 2007, PPL announced its intention to sell its natural gas distribution and propane businesses.  PPL expects the sale to be completed during the second half of 2008.  Proceeds from the sale are expected to be used to invest in growth opportunities in PPL's core electricity supply and delivery businesses and/or for the repurchase of securities, including PPL common stock.

Long-Term Debt and Equity Securities

Subject to market conditions in 2008, PPL and its subsidiaries currently plan to issue up to $600 million in long-term debt securities.  PPL expects to use the proceeds primarily to fund capital expenditures, to fund redemptions of existing debt and for general corporate purposes.  PPL currently does not plan to issue significant amounts of common stock in 2008.

Forecasted Uses of Cash

In addition to expenditures required for normal operating activities, such as purchased power, payroll, fuel and taxes, PPL currently expects to incur future cash outflows for capital expenditures, various contractual obligations, payment of dividends on its common and preferred securities and possibly the repurchase of a portion of its common stock, beginning in 2009.

Capital Expenditures

The table below shows PPL's actual spending for the year 2007 and current capital expenditure projections for the years 2008 through 2012.

	Actual	Projected
	2007	2008	2009	2010	2011	2012
Construction expenditures (a)
Generating facilities	$313	$376	$448	$474	$349	$249
Transmission and distribution facilities	612	554	608	713	843	839
Environmental	587	461	169	57	129	45
Other	91	116	69	73	64	70
Total Construction Expenditures	1,603	1,507	1,294	1,317	1,385	1,203
Nuclear fuel	82	102	162	173	171	173
Total Capital Expenditures	$1,685	$1,609	$1,456	$1,490	$1,556	$1,376

(a)	Construction expenditures include capitalized interest and AFUDC, which are expected to be approximately $270 million for the 2008-2012 period.

PPL's capital expenditure projections for the years 2008-2012 total approximately $7.5 billion.  Capital expenditure plans are revised periodically to reflect changes in operational, market and regulatory conditions.  This table includes projected costs related to the planned 331 MW incremental capacity increases.  See Note 15 to the Financial Statements for additional information regarding the installation cost of sulfur dioxide scrubbers and other pollution control equipment, which comprise most of the "Environmental" expenditures noted above.

PPL plans to fund all of its capital expenditures in 2008 with cash on hand, cash from operations and the issuance of debt securities.

Contractual Obligations

PPL has assumed various financial obligations and commitments in the ordinary course of conducting its business.  At December 31, 2007, the estimated contractual cash obligations of PPL were:

Contractual Cash Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Long-term Debt (a)	$7,555	$678	$687	$502	$5,688
Interest on Long-term Debt (b)	9,016	434	763	700	7,119
Capital Lease Obligations
Operating Leases	598	52	109	109	328
Purchase Obligations (c)	7,009	1,687	1,969	1,029	2,324
Other Long-term Liabilities Reflected on the Balance Sheet under GAAP (d) (e)	236	75	148	13
Total Contractual Cash Obligations	$24,414	$2,926	$3,676	$2,353	$15,459

(a)
Reflects principal maturities only.  See Note 4 to the Financial Statements for a discussion of conversion triggers related to PPL Energy Supply's 2.625% Convertible Senior Notes.  Also, see Statements of Long-term Debt for a discussion of the remarketing feature related to PPL Energy Supply's 5.70% REset Put Securities and the inclusion of $10 million of long-term debt that has been classified as held for sale.

(b)
Assumes interest payments through maturity, except for the 2.625% Convertible Senior Notes.  The payments herein are subject to change, as payments for debt that is or becomes variable-rate debt have been estimated and payments denominated in British pounds sterling have been translated to U.S. dollars at a current foreign currency exchange rate.

(c)
The payments reflected herein are subject to change, as certain purchase obligations included are estimates based on projected obligated quantities and/or projected pricing under the contracts.  Purchase orders made in the ordinary course of business are excluded from the amounts presented.  The payments also include obligations related to nuclear fuel and the installation of the scrubbers, which are also reflected in the Capital Expenditures table presented above.

(d)
The amounts reflected represent WPD's contractual deficit pension funding requirements arising from an actuarial valuation performed in March 2007.  The U.K. electricity regulator currently allows a recovery of a substantial portion of the contributions relating to the plan deficit; however, WPD cannot be certain that this will continue beyond the current review period, which extends to March 31, 2010.

Based on the current funded status of PPL's U.S. qualified pension plans, no contributions are required.  See Note 13 to the Financial Statements for a discussion of expected contributions.

(e)
At December 31, 2007, total unrecognized tax benefits of $189 million were excluded from this table as PPL cannot reasonably estimate the amount and period of future payments.  See Note 5 to the Financial Statements for additional information.

Dividends

PPL views dividend growth as an integral component of shareowner return and expects to continue its trend of common stock dividend increases.  In 2007, PPL increased the annualized dividend rate on its common stock from $1.10 to $1.22 per share, effective with the April 1, 2007 dividend payment.  In 2008, PPL increased the annualized dividend rate on its common stock from $1.22 to $1.34 per share, effective with the April 1, 2008 dividend payment.  Future dividends will be declared at the discretion of the Board of Directors and will depend upon available earnings, cash flows, financial requirements and other relevant factors at the time.  As discussed in Note 8 to the Financial Statements, PPL may not declare or pay any cash dividend on its common stock during any period in which PPL Capital Funding defers interest payments on its 2007 Series A Junior Subordinated Notes due 2067.

PPL Electric expects to continue to pay quarterly dividends on its outstanding preferred securities, if and as declared by its Board of Directors.

See Note 8 to the Financial Statements for other restrictions related to distributions on capital interests for PPL subsidiaries.

Common Stock Repurchase

Given its strong internal cash flows and credit profile, PPL expects to repurchase additional shares of its common stock beginning in 2009, absent better opportunities to enhance shareowner value at that time through business growth investments.  Any such repurchases will require the approval of PPL's Board of Directors.

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

The following table summarizes the credit ratings of PPL and its rated subsidiaries at December 31, 2007.

	Moody's	S&P	Fitch (a)
PPL
Issuer Rating	Baa2	BBB	BBB
Outlook	STABLE	STABLE	STABLE

PPL Energy Supply (b)
Issuer Rating		BBB	BBB
Senior Unsecured Notes	Baa2	BBB	BBB+
Commercial Paper	P-2	A-2	F2
Outlook	STABLE	STABLE	STABLE

PPL Capital Funding
Issuer Rating			BBB
Senior Unsecured Debt	Baa2	BBB-	BBB
Junior Subordinated Notes	Baa3	BB+	BBB-
Outlook	STABLE	STABLE	STABLE

PPL Electric (c)
Senior Unsecured/Issuer Rating	Baa1	A-	BBB
First Mortgage Bonds	A3	A-	A-
Senior Secured Bonds	A3	A-	A-
Commercial Paper	P-2	A-2	F2
Preferred Stock	Baa3	BBB	BBB+
Preference Stock	Baa3	BBB	BBB
Outlook	STABLE	STABLE	STABLE

PPL Transition Bond Company
Transition Bonds	Aaa	AAA	AAA

PPL Montana
Pass-Through Certificates	Baa3	BBB-	BBB
Outlook	STABLE	STABLE

WPDH Limited
Issuer Rating	Baa3	BBB-	BBB-
Senior Unsecured Debt	Baa3	BBB-	BBB
Short-term Debt		A-3
Outlook	STABLE	STABLE	STABLE

WPD LLP
Issuer Rating		BBB-	BBB
Short-term Debt		A-3
Outlook	STABLE	STABLE	STABLE

WPD (South Wales)
Issuer Rating		BBB+	BBB+
Senior Unsecured Debt	Baa1	BBB+	A-
Short-term Debt		A-2	F2
Outlook	STABLE	STABLE	STABLE

WPD (South West)
Issuer Rating	Baa1	BBB+	BBB+
Senior Unsecured Debt	Baa1	BBB+	A-
Short-term Debt	P-2	A-2	F2
Outlook	STABLE	STABLE	STABLE

(a)	All Issuer Ratings for Fitch are "Issuer Default Ratings."
(b)
Excludes Exempt Facilities Revenue Bonds issued by the Pennsylvania Economic Development Financing Authority on behalf of PPL Energy Supply, which are currently supported by a letter of credit and are rated on the basis of the credit enhancement.

(c)
Excludes Pollution Control Revenue Bonds issued by the Lehigh County Industrial Development Authority on behalf of PPL Electric, which are insured and are currently rated on the basis of the relevant insurer's ratings.

The rating agencies took the following actions related to PPL and its rated subsidiaries in 2007:

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
•
In December 2007, S&P completed its annual review of PPL, PPL Energy Supply and PPL Electric.  At that time, S&P affirmed its credit ratings and stable outlook noted in the table above for these entities.

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

WPD (South West)'s 1.541% Index-linked Notes due 2053 and 2056 and WPD (South Wales)'s 4.80436% Notes due 2037 may be put by the holders back to the issuer for redemption if the long-term credit ratings assigned to the notes by Moody's, S&P or Fitch are withdrawn by any of the rating agencies or reduced to a non-investment grade rating of Ba1 or BB+ in connection with a restructuring event.  A restructuring event includes the loss of, or a material adverse change to, the distribution license under which WPD (South West) and WPD (South Wales) operate.  These notes totaled $943 million at December 31, 2007.

PPL and its subsidiaries do not have additional material liquidity exposures caused by a ratings downgrade below "investment grade" that would accelerate the due dates of borrowings.  However, if PPL's and PPL Energy Supply's debt ratings had been below investment grade at December 31, 2007, PPL and PPL Energy Supply would have had to post an additional $132 million of collateral to counterparties.

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

PPL has entered into certain guarantee agreements that are within the scope of FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34."  See Note 15 to the Financial Statements for a discussion of guarantees.

Risk Management - Energy Marketing & Trading and Other

Market Risk

Background

Market risk is the potential loss PPL may incur as a result of price changes associated with a particular financial or commodity instrument.  PPL is exposed to market risk from:

•
commodity price risk for energy and energy-related products associated with the sale of electricity from its generating assets and other electricity marketing activities, the purchase of fuel for generating assets and energy trading activities, and the purchase of certain metals necessary for the scrubbers PPL is installing at some of its coal-fired generating stations;

•
interest rate risk associated with variable-rate debt and the fair value of fixed-rate debt used to finance operations, as well as the fair value of debt securities invested in by PPL's nuclear decommissioning trust funds, as well as PPL's defined benefit plans;

•	foreign currency exchange rate risk associated with investments in U.K. affiliates, as well as purchases of equipment in currencies other than U.S. dollars; and
•	price risk associated with the fair value of equity securities invested in by PPL's nuclear decommissioning trust funds, as well as PPL's defined benefit plans.

PPL has a risk management policy approved by its Board of Directors to manage market risk and counterparty credit risk.  Credit risk is discussed below.  The RMC, comprised of senior management and chaired by the Vice President-Risk Management, oversees the risk management function.  Key risk control activities designed to ensure compliance with the risk policy and detailed programs include, but are not limited to, credit review and approval, validation of transactions and market prices, verification of risk and transaction limits, sensitivity analyses, daily portfolio reporting, including open positions, mark-to-market valuations and other risk measurement metrics.

The forward-looking information presented below provides estimates of what may occur in the future, assuming certain adverse market conditions, due to reliance on model assumptions.  Actual future results may differ materially from those presented.  These disclosures are not precise indicators of expected future losses, but only indicators of reasonably possible losses.

Contract Valuation

PPL utilizes forward contracts, futures contracts, options, swaps and structured deals, such as tolling agreements, as part of its risk management strategy to minimize unanticipated fluctuations in earnings caused by commodity price, interest rate and foreign currency volatility. When available, quoted market prices are used to determine the fair value of a commodity or financial instrument.  This may include exchange prices, quotes obtained from brokers, or an independent valuation by an external source, such as a bank.  However, market prices for energy or energy-related contracts may not be readily determinable because of market illiquidity.  If no active trading market exists, contract valuations may include the use of internally developed models, which are then reviewed by an independent, internal group.  Although PPL believes that its valuation methods are reasonable, changes in the underlying assumptions could result in significantly different values and realization in future periods.

To record energy derivatives at their fair value, PPL discounts the forward values, as appropriate, using the U.S. Utility BBB Curve.  Additionally, PPL adjusts derivative carrying values to recognize differences in counterparty credit quality, potential market illiquidity for net open positions and the risk that modeled values may be inaccurate, as follows:

•	The credit adjustment takes into account the probability of default for each counterparty that has a net out-of-the money position with PPL.

•
The liquidity adjustment takes into account the fact that PPL might have to accept the "ask" price if it wants to close an open sales position or the "bid" price if it wants to close an open purchase position.

•
The modeling adjustment takes into account the uncertainty of the market values used for certain contracts when there is no external market to value the contract or when PPL is unable to find independent confirmation of the true market value of the contract.

Accounting and Reporting

To account for and report on contracts entered into to manage market risk, PPL follows the provisions of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and interpreted (together, "SFAS 133"); EITF 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities;" and EITF 03-11, "Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to FASB Statement No. 133 and Not 'Held for Trading Purposes' as Defined in Issue No. 02-3."  In accordance with SFAS 133, all derivative instruments are recorded at fair value on the balance sheet as an asset or liability (unless they meet SFAS 133's criteria for exclusion), and changes in the derivatives' fair value are recognized currently in earnings unless specific hedge accounting criteria are met.

In accordance with EITF 02-3, PPL reflects its net realized and unrealized gains and losses associated with all derivatives that are held for trading purposes in the "Net energy trading margins" line on the Statements of Income.

In accordance with EITF 03-11, non-trading bilateral sales of electricity at major market delivery points are netted with purchases that offset the sales at those same delivery points.  A major market delivery point is any delivery point with liquid pricing available.

These contracts are recorded as "Price risk management assets" and "Price risk management liabilities" on the Balance Sheets.  Short-term derivative positions are included in "Current Assets" and "Current Liabilities."  Long-term derivative positions are included in "Regulatory and Other Noncurrent Assets" and "Deferred Credits and Other Noncurrent Liabilities."

Accounting Designation

Energy contracts that do not qualify as derivatives receive accrual accounting treatment.  For commodity contracts that meet the definition of a derivative, the circumstances and intent existing at the time that energy transactions are entered into determine their accounting designation.  In addition to commodity transactions, PPL enters into financial interest rate and foreign currency swap contracts to hedge interest expense and foreign currency risk associated with both existing and anticipated debt issuances.  PPL also enters into foreign currency swap contracts to hedge the fair value of firm commitments denominated in foreign currency and net investments in foreign operations.  As with commodity transactions, the circumstances and intent existing at the time of the transaction determine a contract's accounting designation.  These designations are verified by an independent internal group on a daily basis.  See Note 18 to the Financial Statements for a summary of the guidelines used for the designation of derivative energy contracts.

Commodity Price Risk (Non-trading)

Commodity price risk is one of PPL's most significant risks due to the level of investment that PPL maintains in its generation assets.  Several factors influence price levels and volatilities.  These factors include, but are not limited to, seasonal changes in demand, weather conditions, available generating assets within regions, transportation availability and reliability within and between regions, market liquidity, and the nature and extent of current and potential federal and state regulations.

To hedge the impact of market price fluctuations on PPL's energy-related assets, liabilities and other contractual arrangements, PPL EnergyPlus sells and purchases physical energy at the wholesale level under FERC market-based tariffs throughout the U.S. and enters into financial exchange-traded and over-the-counter contracts.  PPL's non-trading commodity derivative contracts mature at various times through 2017.  PPL segregates its non-trading activities into two categories:  hedge activity and economic activity.  Transactions that are accounted for as hedge activity qualify for hedge accounting treatment under SFAS 133.  The majority of PPL's energy transactions qualify for accrual or hedge accounting.  The economic activity category includes transactions that address a specific risk, but were not eligible for hedge accounting or for which hedge accounting was not elected.  Included in this category are certain load-following energy obligations and related supply contracts, FTRs, crude oil swaps to hedge rail transportation charges and hedges of synthetic fuel tax credits.  Although they do not receive hedge accounting treatment, these contracts are considered non-trading activity.  The fair value of economic activity at December 31, 2007, including net premiums on options, was $67 million.

Within PPL's non-trading portfolio, the decision to enter into energy contracts is influenced by the expected value of PPL's generation.  In determining the number of MWhs that are available to be sold forward, PPL reduces the maximum potential output that a plant may produce by three factors - planned maintenance, unplanned outages and economic conditions.  The potential output of a plant is first reduced by the amount of unavailable generation due to planned maintenance on a particular unit.  Another reduction, representing the unplanned outage rate, is the amount of MWhs that historically is not produced by a plant due to such factors as equipment breakage.  Finally, the potential output of certain plants (such as peaking units) is reduced because their higher cost of production will not allow them to economically run during all hours.

PPL's non-trading portfolio also includes full requirements energy contracts that qualify for accrual accounting.  The net obligation to serve these contracts changes minute by minute.  Anticipated usage patterns and energy peaks are affected by expected load changes, regional economic drivers and seasonality.  PPL analyzes historical on-peak and off-peak usage patterns, expected load changes, regional economic drivers, and weather patterns, among other factors, to determine a monthly level of a block of electricity that best fits the usage patterns in order to minimize earnings volatility.  To satisfy its full requirements obligations, PPL may enter into contracts to purchase unbundled products of electricity, capacity, renewable energy credits and other ancillary products.  Alternatively, PPL may reserve a block amount of generation for full requirements contracts that is expected to be the best match with anticipated usage patterns and energy peaks.  The majority of purchases to supply full requirements sales contracts receive hedge accounting treatment.

Besides energy commodities, PPL implemented a program in 2006 to hedge its exposures to changes in market prices of certain metals necessary for the scrubbers PPL is installing at the Brunner Island and Montour generating plants.  These contracts qualified for hedge accounting treatment.

The following chart sets forth the net fair market value of PPL's non-trading commodity derivative contracts.

	Gains (Losses)
	2007 (a)	2006

Fair value of contracts outstanding at the beginning of the period	$(111)	$(284)
Contracts realized or otherwise settled during the period	(161)	38
Fair value of new contracts at inception	79	(44)
Other changes in fair values	(112)	179
Fair value of contracts outstanding at the end of the period	$(305)	$(111)

(a)
Activity for 2007 excludes contracts of PPL Gas Utilities, which are classified as held for sale on the Balance Sheet at December 31, 2007.  The fair value of these contracts was insignificant as of December 31, 2007.

The following chart segregates estimated fair values of PPL's non-trading commodity derivative contracts at December 31, 2007, based on whether fair values are determined by quoted market prices or other more subjective means.

	Fair Value of Contracts at Period-End Gains (Losses)
	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years	Total Fair Value
Source of Fair Value
Prices actively quoted	$9	$(51)	$(42)		$(84)
Prices provided by other external sources	(79)	(203)	(112)	$(45)	(439)
Prices based on models and other valuation methods	20	10	34	154	218
Fair value of contracts outstanding at the end of the period	$(50)	$(244)	$(120)	$109	$(305)

The "Prices actively quoted" category includes the fair value of exchange-traded options and futures contracts, which have quoted prices through 2013.

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

Because of PPL's efforts to hedge the value of energy from its generation assets, PPL sells electricity, capacity and related services and buys fuel on a forward basis, resulting in open contractual positions.  If PPL were unable to deliver firm capacity and energy or to accept the delivery of fuel under its agreements, under certain circumstances it could be required to pay damages.  These damages would be based on the difference between the market price and the contract price of the commodity.  Depending on price volatility in the wholesale energy markets, such damages could be significant.  Extreme weather conditions, unplanned power plant outages, transmission disruptions, nonperformance by counterparties (or their own counterparties) with which it has energy contracts and other factors could affect PPL's ability to meet its obligations, or cause significant increases in the market price of replacement energy.  Although PPL attempts to mitigate these risks, there can be no assurance that it will be able to fully meet its firm obligations, that it will not be required to pay damages for failure to perform, or that it will not experience counterparty nonperformance in the future.

At December 31, 2007, PPL estimated that a 10% adverse movement in market prices across all geographic areas and time periods would have decreased the value of the commodity contracts in its non-trading portfolio by approximately $513 million, compared with a decrease of $303 million at December 31, 2006.  For purposes of this calculation, an increase in the market price for electricity is considered an adverse movement because PPL's electricity portfolio is generally in a net sales position, and a decrease in the market price for fuel is considered an adverse movement because PPL's commodity fuels portfolio is generally in a net purchase position.  PPL enters into those commodity contracts to reduce the market risk inherent in the generation of electricity.

Starting in 2007, PPL elected to use an alternative method for disclosing quantitative information about certain market risk sensitive instruments.  This method utilizes a VaR model to measure commodity price risk in its non-trading and trading portfolios.  This approach is consistent with how PPL's Risk Manager assesses the market risk of its commodity business.  VaR is a statistical model that attempts to predict risk of loss, under normal market conditions, based on historical market price volatility.  PPL calculates VaR using a Monte Carlo simulation technique, which uses historical data from the past 12 month period.  The VaR is the estimated nominal loss of earnings based on a one-day holding period at a 95% confidence interval.  At December 31, 2007, the VaR for PPL's non-trading portfolio was $12 million.

Commodity Price Risk (Trading)

PPL also executes energy contracts to take advantage of market opportunities.  As a result, PPL may at times create a net open position in its portfolio that could result in significant losses if prices do not move in the manner or direction anticipated.  The margins from these trading activities are shown in the Statements of Income as "Net energy trading margins."

PPL's trading contracts mature at various times through 2012.  The following chart sets forth the net fair market value of PPL's trading contracts.

	Gains (Losses)
	2007	2006

Fair value of contracts outstanding at the beginning of the period	$41	$5
Contracts realized or otherwise settled during the period	(29)	(10)
Fair value of new contracts at inception	(15)	(2)
Other changes in fair values	19	48
Fair value of contracts outstanding at the end of the period	$16	$41

PPL expects to reverse unrealized losses of approximately $9 million over the next three months as the transactions are realized.

The following chart segregates estimated fair values of PPL's trading portfolio at December 31, 2007, based on whether the fair values are determined by quoted market prices or other more subjective means.

	Fair Value of Contracts at Period-End Gains (Losses)
	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years	Total Fair Value
Source of Fair Value
Prices actively quoted	$6	$6			$12
Prices provided by other external sources	(1)	14	$1		14
Prices based on models and other valuation methods	(6)	(4)			(10)
Fair value of contracts outstanding at the end of the period	$(1)	$16	$1		$16

See "Commodity Price Risk (Non-trading)" for information on the various sources of fair value.

At December 31, 2007, PPL estimated that a 10% adverse movement in market prices across all geographic areas and time periods would have decreased the value of the commodity contracts in its trading portfolio by $27 million, compared with a decrease of $37 million at December 31, 2006.

At December 31, 2007, the VaR for PPL's trading portfolio was $3 million.

Synthetic Fuel Tax Credit Risk

PPL expected the high level and the volatility of crude oil prices to reduce the amount of synthetic fuel tax credits it would receive through synthetic fuel production.  The tax credits are reduced if the annual average wellhead price of domestic crude oil falls within a phase-out range.  The tax credits are eliminated if this reference price exceeds the phase-out range.  See "Regulatory Issues - IRS Synthetic Fuels Tax Credits" in Note 15 to the Financial Statements for more information regarding the phase-out of the tax credits.

PPL implemented a risk management strategy to hedge a portion of the variability of cash flows associated with its 2006 and 2007 synthetic fuel tax credits by hedging the risk that 2006 and 2007 annual average wellhead prices for domestic crude oil will be within the phase-out range.

PPL had net purchased options for 2007 to mitigate its tax credit phase-out risk due to an increase of the average wellhead price in 2007.  These positions did not qualify for hedge accounting treatment.  The settlement value of these positions at December 31, 2007, was a gain of $100 million.  The proceeds were received in January 2008.

Commodity Price Risk Summary

In accordance with its marketing strategy, PPL does not completely hedge its generation output or fuel requirements.  PPL estimates that for its entire portfolio, including all generation, emissions and physical and financial energy positions, a 10% adverse change in power prices across all geographic zones and time periods would not have a material effect on expected 2008 gross margins.  Similarly, a 10% adverse movement in all fossil fuel prices would decrease expected 2008 gross margins by $20 million.

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

At December 31, 2007, PPL's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was $8 million, compared with $10 million at December 31, 2006.

PPL is also exposed to changes in the fair value of its domestic and international debt portfolios.  At December 31, 2007, PPL estimated that its potential exposure to a change in the fair value of its debt portfolio, through a 10% adverse movement in interest rates, was $336 million, which is comparable with the amount at December 31, 2006.

PPL utilizes various risk management instruments to reduce its exposure to the expected future cash flow variability of its debt instruments.  These risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financing.  While PPL is exposed to changes in the fair value of these instruments, any changes in the fair value of these instruments are recorded in equity and then reclassified into earnings in the same period during which the item being hedged affects earnings.  At December 31, 2007, the market value of these instruments, representing the amount PPL would pay upon their termination, was $12 million.  PPL estimated that its potential additional exposure to a change in the fair value of these instruments, through a 10% adverse movement in the hedged exposure, was $11 million at December 31, 2007, compared with $19 million at December 31, 2006.

PPL also utilizes various risk management instruments to adjust the mix of fixed and floating interest rates in its debt portfolio.  While PPL is exposed to changes in the fair value of these instruments, any change in market value is recorded with an equal and offsetting change in the value of the debt being hedged.  At December 31, 2007, the market value of these instruments, representing the amount PPL would receive upon their termination, was $20 million.  PPL estimated that its potential exposure to a change in the fair value of these instruments, through a 10% adverse movement in interest rates, was $19 million at December 31, 2007, compared with $18 million at December 31, 2006.

WPDH Limited holds a net position in cross-currency swaps totaling $527 million to hedge the interest payments and principal of its U.S. dollar-denominated bonds with maturity dates ranging from December 2008 to December 2028.  The estimated value of this position at December 31, 2007, being the amount WPDH Limited would pay to terminate it, including accrued interest, was $152 million.  At December 31, 2007, WPDH Limited estimated that its potential additional exposure to a change in the market value of these instruments, through a 10% adverse movement in foreign currency exchange rates and interest rates, was $122 million.  At December 31, 2006, the potential additional exposure for the cross-currency swaps outstanding at that time was $115 million for a 10% adverse movement in foreign currency exchange rates and interest rates.

Foreign Currency Risk

PPL is exposed to foreign currency risk, primarily through investments in U.K. affiliates.  In addition, PPL's domestic operations may make purchases of equipment in currencies other than U.S. dollars.

PPL has adopted a foreign currency risk management program designed to hedge certain foreign currency exposures, including firm commitments, recognized assets or liabilities, anticipated transactions and net investments.  In addition, PPL enters into financial instruments to protect against foreign currency translation risk of expected earnings.

In 2007, PPL executed forward sale contracts totaling £98 million to protect the value of a portion of its net investment in WPD.  The settlement dates of these contracts range from January 2008 through June 2011.  At December 31, 2007, the market value of these positions, representing the amount PPL would receive upon their termination, was $3 million.  PPL estimated that its potential exposure to a change in the market value of these instruments, through a 10% adverse movement in foreign currency exchange rates, was $18 million at December 31, 2007.

Nuclear Decommissioning Trust Funds - Securities Price Risk

In connection with certain NRC requirements, PPL Susquehanna maintains trust funds to fund certain costs of decommissioning the Susquehanna nuclear station.  As of December 31, 2007, these funds were invested primarily in domestic equity securities and fixed-rate, fixed-income securities and are reflected at fair value on PPL's Balance Sheet.  The mix of securities is designed to provide returns sufficient to fund Susquehanna's decommissioning and to compensate for inflationary increases in decommissioning costs.  However, the equity securities included in the trusts are exposed to price fluctuation in equity markets, and the values of fixed-rate, fixed-income securities are exposed to changes in interest rates.  PPL actively monitors the investment performance and periodically reviews asset allocation in accordance with its nuclear decommissioning trust policy statement.  At December 31, 2007, a hypothetical 10% increase in interest rates and a 10% decrease in equity prices would have resulted in an estimated $40 million reduction in the fair value of the trust assets, compared with a $38 million reduction at December 31, 2006.  See Note 21 to the Financial Statements for additional information regarding the nuclear decommissioning trust funds.

Defined Benefit Plans - Securities Price Risk

See "Application of Critical Accounting Policies - Defined Benefits" for additional information regarding the effect of securities price risk on plan assets.

Credit Risk

Credit risk relates to the risk of loss that PPL would incur as a result of nonperformance by counterparties of their contractual obligations.  PPL maintains credit policies and procedures with respect to counterparties (including requirements that counterparties maintain certain credit ratings criteria) and requires other assurances in the form of credit support or collateral in certain circumstances in order to limit counterparty credit risk.  However, PPL has concentrations of suppliers and customers among electric utilities, natural gas distribution companies and other energy marketing and trading companies.  These concentrations of counterparties may impact PPL's overall exposure to credit risk, either positively or negatively, in that counterparties may be similarly affected by changes in economic, regulatory or other conditions.  As discussed above in "Contract Valuation," PPL records certain nonperformance reserves to reflect the probability that a counterparty with contracts that are out of the money (from the counterparty's standpoint) will default in its performance.  In this case, PPL would have to sell into a lower-priced market or purchase from a higher-priced market.  These reserves are reflected in the fair value of assets recorded in "Price risk management assets" on the Balance Sheets.  PPL also records reserves to reflect the probability that a counterparty will not make payments for deliveries PPL has made but not yet billed.  These reserves are reflected in "Unbilled revenues" on the Balance Sheets.  PPL also has established a reserve with respect to certain sales to the California ISO for which PPL has not yet been paid, which is reflected in accounts receivable on the Balance Sheets.  See Note 15 to the Financial Statements for additional information.

Related Party Transactions

PPL is not aware of any material ownership interests or operating responsibility by senior management of PPL, PPL Energy Supply or PPL Electric in outside partnerships, including leasing transactions with variable interest entities, or other entities doing business with PPL.

For additional information on related party transactions, see Note 16 to the Financial Statements.

Acquisitions, Development and Divestitures

PPL continuously evaluates strategic options for its business segments and, from time to time, PPL and its subsidiaries are involved in negotiations with third parties regarding acquisitions and dispositions of businesses and assets, joint ventures and development projects, which may or may not result in definitive agreements.  Any such transactions may impact future financial results.  See Notes 9, 10 and 15 to the Financial Statements for information regarding such recent transactions.

PPL is currently planning incremental capacity increases of 331 MW at several existing domestic generating facilities.  Offsetting this increase is an expected 30 MW reduction in net generation capability at each of the Brunner Island and Montour plants, due to the estimated increases in station service usage during the scrubber operation.  See Note 15 to the Financial Statements for additional information, as well as information regarding the shutdown of two 150 MW generating units at Martins Creek in September 2007.

PPL continuously reexamines development projects based on market conditions and other factors to determine whether to proceed with the projects, sell, cancel or expand them, execute tolling agreements or pursue other options.

Environmental Matters

See Note 15 to the Financial Statements for a discussion of environmental matters.

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

In 2006, the FASB issued SFAS 157, "Fair Value Measurements."  Among other things, SFAS 157 provides a definition of fair value as well as a framework for measuring fair value.  In February 2008, the FASB amended SFAS 157 through the issuance of FSP FAS 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" and  FSP FAS 157-2, "Effective Date of FASB Statement No. 157."  FSP FAS 157-1 amends SFAS 157 to exclude from its scope, certain accounting pronouncements that address fair value measurements associated with leases.  FSP FAS 157-2 delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

As permitted by this guidance, PPL will partially adopt SFAS 157, as amended, effective January 1, 2008.  The January 1, 2008 adoption, although not expected to be significant, is expected to affect the fair value component of PPL's critical accounting policies related to "Price Risk Management" and "Defined Benefits" in future periods.  As permitted by this guidance, PPL will adopt SFAS 157, as amended, effective January 1, 2009, for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis.  The January 1, 2009 adoption could affect the fair value component of PPL's critical accounting policies related to "Asset Impairment" and "Asset Retirement Obligations."  See Note 23 to the Financial Statements for additional information regarding SFAS 157, as amended.

1) Price Risk Management

See "Risk Management - Energy Marketing & Trading and Other" in Financial Condition.

2) Defined Benefits

PPL and certain of its subsidiaries sponsor various defined benefit pension and other postretirement plans applicable to the majority of the employees of PPL and its subsidiaries.  PPL follows the guidance of SFAS 87, "Employers' Accounting for Pensions," and SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," when accounting for these defined benefits.  In addition, PPL adopted the recognition and measurement date provisions of SFAS 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans," effective December 31, 2006.  Subsequent to the adoption of SFAS 158, PPL and its subsidiaries are required to record an asset or liability to recognize the funded status of all defined benefit plans with an offsetting entry to other comprehensive income (OCI) or regulatory assets for certain regulated subsidiaries.  Consequently, the funded status of all defined benefit plans is now fully recognized on the Balance Sheets and PPL no longer recognizes additional minimum liability adjustments in OCI.  See Note 13 to the Financial Statements for additional information about the plans and the accounting for defined benefits.

Under these accounting standards, assumptions are made regarding the valuation of benefit obligations and the performance of plan assets.  Delayed recognition in earnings of differences between actual results and expected or estimated results is a guiding principle of these standards.  Annual net periodic defined benefit costs are recorded in current earnings based on these estimated results.  Any differences between actual and estimated results are recorded in OCI or regulatory assets for certain regulated subsidiaries.  These amounts in accumulated OCI or regulatory assets for certain regulated subsidiaries are amortized to income over future periods.  This delayed recognition in income of actual results allows for a smoothed recognition of costs over the working lives of the employees who benefit under the plans.  The primary assumptions are:

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

In selecting a discount rate for its domestic defined benefit plans, PPL starts with an analysis of the expected benefit payment stream for its plans.  This information is first matched against a spot-rate yield curve.  A portfolio of over 500 Aa-graded non-callable (or callable with make-whole provisions) bonds, with a total amount outstanding in excess of $350 billion, serves as the base from which those with the lowest and highest yields are eliminated to develop the ultimate yield curve.  The results of this analysis are considered together with other economic data and movements in various bond indices to determine the discount rate assumption.  At December 31, 2007, PPL increased the discount rate for its domestic pension plans from 5.94% to 6.39% as a result of this assessment and increased the discount rate for its other postretirement benefit plans from 5.88% to 6.26%.

A similar process is used to select the discount rate for the WPD pension plans, which uses an iBoxx British pounds sterling denominated corporate bond index as its base.  At December 31, 2007, PPL increased the discount rate for its international pension plans from 5.17% to 6.37% as a result of this assessment.

In selecting an expected return on plan assets, PPL considers tax implications, past performance and economic forecasts for the types of investments held by the plans.  At December 31, 2007, PPL's expected return on plan assets was reduced from 8.50% to 8.25% for its domestic pension plans and increased from 7.75% to 7.80% for its other postretirement benefit plans.  For its international plans, PPL's expected return on plan assets was reduced from 8.09% to 7.90% at December 31, 2007.

In selecting a rate of compensation increase, PPL considers past experience in light of movements in inflation rates.  At December 31, 2007, PPL's rate of compensation increase remained at 4.75% for its domestic plans.  For its international plans, PPL's rate of compensation increase was increased from 4.0% to 4.25% at December 31, 2007.

In selecting health care cost trend rates, PPL considers past performance and forecasts of health care costs.  At December 31, 2007, PPL's health care cost trend rates were 9.0% for 2008, gradually declining to 5.5% for 2014.

A variance in the assumptions listed above could have a significant impact on accrued defined benefit liabilities or assets, reported annual net periodic defined benefit costs and OCI or regulatory assets for certain regulated subsidiaries.  While the charts below reflect either an increase or decrease in each assumption, the inverse of this change would impact the accrued defined benefit liabilities or assets, reported annual net periodic defined benefit costs and OCI or regulatory assets for certain regulated subsidiaries by a similar amount in the opposite direction.  The sensitivities below reflect an evaluation of the change based solely on a change in that assumption and does not include income tax effects.

At December 31, 2007, PPL had recorded the following defined benefit plan assets and liabilities:

Pension assets	$185
Pension liabilities	69
Other postretirement benefit liabilities	250

The following chart reflects the sensitivities in the December 31, 2007 Balance Sheet associated with a change in certain assumptions based on PPL's primary defined benefit plans.

	Increase (Decrease)
Actuarial assumption	Change in assumption	Impact on obligations	Impact on pension assets	Impact on postretirement liabilities	Impact on OCI	Impact on regulatory assets

Discount Rate	(0.25)%	$186	$(173)	$13	$(157)	$(29)
Rate of Compensation Increase	0.25%	35	(34)	1	(30)	(5)
Health Care Cost Trend Rate (a)	1.0%	19	N/A	19	(11)	(8)

(a)	Only impacts other postretirement benefits.

In 2007, PPL recognized net periodic defined benefit costs charged to operating expenses of $102 million.  This amount represents a $17 million increase from 2006.  This increase in expense was primarily attributable to PPL's international plans and increased amortization from accumulated OCI of prior losses.

The following chart reflects the sensitivities in the 2007 Statement of Income associated with a change in certain assumptions based on PPL's primary defined benefit plans.

Actuarial assumption	Change in assumption	Impact on defined benefit costs

Discount Rate	(0.25)%	$17
Expected Return on Plan Assets	(0.25)%	12
Rate of Compensation Increase	0.25%	5
Health Care Cost Trend Rate	1.0%	3

3)	Asset Impairment

PPL performs impairment analyses for long-lived assets, including intangibles, which are subject to depreciation or amortization in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."  PPL tests for impairment whenever events or changes in circumstances indicate that a long-lived asset's carrying value may not be recoverable.  Examples of such events or changes in circumstances are:

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

In determining asset impairments, management must make significant judgments to estimate future cash flows, the useful lives of long-lived assets, the fair value of the assets and management's intent to use the assets.  Changes in assumptions and estimates included within the impairment reviews could result in significantly different results than those identified and recorded in the financial statements.  For determining fair value, the FASB has indicated that quoted market prices in active markets are the best evidence of fair value.  However, when market prices are unavailable, other valuation techniques may be used.  PPL has generally used discounted cash flow to estimate fair value.  Discounted cash flow is calculated by estimating future cash flow streams and applying appropriate discount rates to determine the present value of the cash flow streams.

PPL has determined that, when considering alternative courses of action to recover the carrying value of a long-lived asset, it uses estimated cash flows from the "most likely" approach to assess impairment whenever one scenario is clearly the most likely outcome.  If no scenario is clearly most likely, then a probability-weighted approach is used taking into consideration estimated cash flows from the alternative scenarios.  For assets tested for impairment as of the balance sheet date, the estimates of future cash flows used in that test consider the likelihood of possible outcomes that existed at the balance sheet date, including the assessment of the likelihood of the future sale of the assets.  That assessment made as of the balance sheet date is not revised based on events that occur after the balance sheet date.

In 2007, PPL recorded impairments of certain long-lived assets.  See Note 9 to the Financial Statements for a discussion of the impairment of PPL's domestic telecommunication assets, Note 10 to the Financial Statements for a discussion of the impairment of certain Latin American businesses and the natural gas distribution and propane businesses, and Note 15 to the Financial Statements for a discussion of the impairment of certain transmission rights.

PPL performs impairment analyses for goodwill in accordance with SFAS 142, "Goodwill and Other Intangible Assets."  SFAS 142 requires goodwill to be tested for impairment at the reporting unit level.  PPL has determined its reporting units to be at or one level below its operating segments.  PPL performs an annual impairment test for goodwill, or more frequently if events or changes in circumstances indicate that the carrying value of the reporting unit may be greater than the unit's fair value.

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

In 2007, no second-step assessments were required for goodwill in any reporting units.  PPL's most significant assumptions surrounding the goodwill impairment tests relate to the estimates of reporting unit fair values.  PPL estimated fair values primarily based upon discounted cash flows.  For the U.K. reporting unit, an increase of the discount rate by 25 basis points or a 10% reduction in cash flows would have resulted in the failure of the first-step assessment and required the performance of the second-step assessment.  The second-step assessment would have required a purchase price allocation based on the guidance from SFAS 141, "Business Combinations."  It would have taken a significant change in the fair value of the assets and liabilities of WPD to result in an impairment of goodwill in the second-step assessment.  A decrease in the forecasted cash flows of 10% or an increase of the discount rates by 25 basis points for the other goodwill tests would not have resulted in an impairment of goodwill in other reporting units.

PPL also performs a review of the residual value of leased assets in accordance with SFAS 13, "Accounting for Leases."  PPL tests the residual value of these assets annually or more frequently whenever events or changes in circumstances indicate that a leased asset's residual value may have declined.  The residual value is defined by SFAS 13 as the estimated fair value of the leased property at the end of the lease term.  If the review produces a lower estimate of residual value than was originally recorded, PPL is required to determine whether the decline is other than temporary.  If it is other than temporary, the residual value will be revised using the new estimate.  This reduction in the residual value will be recognized as a loss in the period in which the estimate was changed.  If the review provides a higher estimate of residual value than was originally recorded, no adjustment will be made.

In testing the residual value of leased assets, management must make significant assumptions to estimate:  future cash flows; the useful lives of the leased assets; fair value of the assets; and management's intent to use the assets.  Changes in assumptions used in the tests could result in significantly different outcomes from those identified and recorded in the financial statements.  PPL uses discounted cash flow to determine the estimated fair value of the leased assets at the end of the lease term.

In 2007, PPL and its subsidiaries evaluated the residual value of certain leased assets.  This analysis did not indicate any necessary changes to the residual value.  PPL's estimate was based on using projections of electric and fuel prices and any firm sale and purchase agreements.  An increase of the discount rate by 25 basis points or a 10% reduction in the forecasted cash flows would not have resulted in a reduction of the residual value of these leased assets.

4)	Leasing

PPL applies the provisions of SFAS 13, "Accounting for Leases," to all leasing transactions.  In addition, PPL applies the provisions of numerous other accounting pronouncements issued by the FASB and the EITF that provide specific guidance and additional requirements related to accounting for various leasing arrangements.  In general, there are two types of leases from a lessee's perspective:  operating leases (leases accounted for off-balance sheet); and capital leases (leases capitalized on the balance sheet).

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

At December 31, 2007, PPL continued to participate in a significant sale/leaseback transaction.  In July 2000, PPL Montana sold its interest in the Colstrip generating plant to owner lessors who are leasing the assets back to PPL Montana under four 36-year leases.  This transaction is accounted for as an operating lease in accordance with current accounting pronouncements related to sale/leaseback arrangements.  If for any reason this transaction did not meet the requirements for off-balance sheet operating lease treatment as a sale/leaseback, PPL would have recorded approximately $231 million of additional assets and approximately $292 million of additional liabilities on its balance sheet at December 31, 2007, and would have recorded additional expenses estimated at $6 million, after-tax, in 2007.

See Note 11 to the Financial Statements for additional information related to operating leases.

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

For loss contingencies, the loss must be accrued if (1) information is available that indicates it is "probable" that the loss has been incurred, given the likelihood of the uncertain future events and (2) the amount of the loss can be reasonably estimated.  The FASB defines "probable" as cases in which "the future event or events are likely to occur."  SFAS 5 does not permit the accrual of contingencies that might result in gains.  PPL continuously assesses potential loss contingencies for environmental remediation, litigation claims, regulatory penalties and other events.

PPL also has accrued estimated losses on long-term purchase commitments when significant events have occurred.  For example, estimated losses were accrued when long-term purchase commitments were assumed under asset acquisition agreements and when PPL Electric's generation business was deregulated.  Under regulatory accounting, PPL Electric recorded the above-market cost of energy purchases from NUGs as part of its purchased power costs on an as-incurred basis, since these costs were recovered in regulated rates.  When the generation business was deregulated, the estimated loss associated with these long-term purchase commitments to make above-market NUG purchases was recorded because PPL Electric was committed to purchase electricity at above market prices but it could no longer recover these costs in regulated rates.  PPL considers these losses to be similar to asset impairments or inventory write-downs.

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

Initial Identification and Recording of the Loss Accrual

PPL uses its internal expertise and outside experts (such as lawyers and engineers), as necessary, to help estimate the probability that a loss has been incurred and the amount (or range) of the loss.

Two significant loss accruals were initially recorded in 2005.  One was the loss accrual related to the PJM billing dispute.  Another involved the accrual of remediation expenses in connection with the ash basin leak at the Martins Creek generating station.  Significant judgment was required by PPL's management to perform the initial assessment of these contingencies.

•
In 2004, Exelon Corporation, on behalf of its subsidiary, PECO Energy, Inc. (PECO), filed a complaint against PJM and PPL Electric with the FERC, alleging that PJM had overcharged PECO from April 1998 through May 2003 as a result of an error by PJM.  The complaint requested the FERC, among other things, to direct PPL Electric to refund to PJM $39 million, plus interest of $8 million, and for PJM to refund these same amounts to PECO.  In April 2005, the FERC issued an Order Establishing Hearing and Settlement Judge Proceedings (the Order).  In the Order, the FERC determined that PECO was entitled to reimbursement for the transmission congestion charges that PECO asserted PJM erroneously billed.  The FERC ordered settlement discussions, before a judge, to determine the amount of the overcharge to PECO and the parties responsible for reimbursement to PECO.

Based on an evaluation of the FERC Order, PPL's management concluded that it was probable that a loss had been incurred in connection with the PJM billing dispute.  PPL Electric recorded a loss accrual of $47 million, the amount of PECO's claim, in the first quarter of 2005.

•
In August 2005, there was a leak of water containing fly ash from a disposal basin at the Martins Creek plant.  This resulted in ash being deposited onto adjacent roadways and fields, and into a nearby creek and the Delaware River.  PPL immediately began to work with the Pennsylvania DEP and appropriate agencies and consultants to assess the extent of environmental damage caused by the discharge and to remediate the damage.  At that time, PPL had, and still has, no reason to believe that the Martins Creek fly ash leak has caused any danger to human health or any adverse biological impact on the river aquatic life.  However, at that time, PPL expected that it would be subject to an enforcement action by the Pennsylvania DEP and that claims may be brought against it by several state agencies and private litigants.

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

See Note 15 to the Financial Statements for additional information on both of these contingencies and see "Ongoing Assessment of Recorded Loss Accruals" below for a discussion of the year-end assessments of these contingencies.

There were no significant loss accruals initially recorded in 2007 or 2006.

PPL has identified certain other events that could give rise to a loss, but that do not meet the conditions for accrual under SFAS 5.  SFAS 5 requires disclosure, but not a recording, of potential losses when it is "reasonably possible" that a loss has been incurred.  The FASB defines "reasonably possible" as cases in which "the chance of the future event or events occurring is more than remote but less than likely."  See Note 15 to the Financial Statements for disclosure of other potential loss contingencies that have not met the criteria for accrual under SFAS 5.

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

•
Allowances for uncollectible accounts are reduced when accounts are written off after prescribed collection procedures have been exhausted, a better estimate of the allowance is determined or underlying amounts are ultimately collected.

•
Environmental and other litigation contingencies are reduced when the contingency is resolved and PPL makes actual payments, a better estimate of the loss is determined or the loss is no longer considered probable.

The largest loss accrual on PPL's balance sheet, and the loss accrual that changed most significantly in 2007, was for an impairment of above-market NUG purchase commitments.  This loss accrual reflects the estimated difference between the above-market contract terms, under the purchase commitments, and the expected fair value of the electricity to be purchased at the date these contracts were impaired.  This loss accrual was originally recorded at $879 million in 1998, when PPL Electric's generation business was deregulated.

When the loss accrual related to NUG purchases was recorded in 1998, PPL Electric established the triggering events for when the loss accrual would be reduced.  A schedule was established to reduce the liability based on projected purchases over the lives of the NUG contracts.  This loss accrual was transferred to PPL EnergyPlus in the July 1, 2000, corporate realignment.  PPL EnergyPlus continues to reduce the above-market NUG liability based on the aforementioned schedule.  As PPL EnergyPlus reduces the liability for the above-market NUG purchases, it offsets the actual cost of NUG purchases, thereby bringing the net power purchase expense more in line with expected market prices.  The above-market loss accrual was $71 million at December 31, 2007.  This loss accrual will be significantly reduced by 2009, when all but one of the NUG contracts expires.  The then-remaining NUG contract will expire in 2014.

Ongoing Assessment of Recorded Loss Accruals

PPL reviews its loss accruals on a regular basis to assure that the recorded potential loss exposures are sufficient.  This involves ongoing communication and analyses with internal and external legal counsel, engineers, operation management and other parties.

As part of the year-end preparation of its financial statements, PPL's management re-assessed the loss accruals recorded in 2005, for the two contingencies described above under "Initial Identification and Recording of the Loss Accrual."

•
In December 2006, PPL Electric and Exelon filed with the FERC, pursuant to a November 2006 order, a modified offer of settlement (Compliance Filing).  Under the Compliance Filing, PPL Electric would make a single payment through its monthly PJM bill of $38 million, plus interest through the date of payment, and PJM would include a single credit for this amount in PECO's monthly PJM bill.  Through December 31, 2006, the estimated interest on this payment was $4 million, for a total payment of $42 million.  Based on the Compliance Filing, PPL reduced the recorded loss accrual by $5 million at December 31, 2006.

In March 2007, the FERC entered an order approving the Compliance Filing.  In April 2007, PPL Electric paid PJM the full settlement amount of $43 million, including additional interest of $1 million recorded during the three months ended March 31, 2007.  This proceeding is now terminated and no contingency exists at December 31, 2007.

•
In 2005, PPL also re-assessed the contingency for the Martins Creek ash basin remediation.  Based on the ongoing remediation efforts and communications with the Pennsylvania DEP and other appropriate agencies, at December 31, 2005, PPL's management concluded that $48 million was the best estimate of the cost of the remediation effort.

In 2006, PPL reduced the estimate of costs to $37 million, primarily due to an insurance claim settlement.  At December 31, 2007, management's best estimate of the probable loss associated with the Martins Creek ash basin leak remains at $37 million.  Based on actual costs incurred and recorded to date, at December 31, 2007, the remaining contingency for this remediation was $9 million.  PPL cannot predict the final cost of the remediation, the outcome of the action initiated by the Pennsylvania DEP, the outcome of the natural resource damage assessment, the outcome of the lawsuit brought by the citizens and businesses and the exact nature of any other regulatory or other legal actions that may be initiated against PPL as a result of the disposal basin leak.  PPL also cannot predict with certainty the extent of the fines or damages that may be sought in connection with any such actions or the ultimate financial impact on PPL.  PPL's management will continue to assess the loss accrual for this contingency in future periods.

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

FIN 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143," clarifies the term conditional ARO as used in SFAS 143.  FIN 47 specifies that a conditional ARO must be recognized when incurred if the fair value of the ARO can be reasonably estimated.

In determining AROs, management must make significant judgments and estimates to calculate fair value.  Fair value is developed through consideration of estimated retirement costs in current period dollars, inflated to the anticipated retirement date and then discounted back to the date the ARO was incurred.  Changes in assumptions and estimates included within the calculations of the fair value of AROs could result in significantly different results than those identified and recorded in the financial statements.  Estimated ARO costs and settlement dates, which affect the carrying value of various AROs and the related assets, are reviewed periodically to ensure that any material changes are incorporated into the latest estimate of the obligations.

At December 31, 2007, PPL had AROs totaling $376 million recorded on the Balance Sheet.  Of this amount, $298 million or 79% relates to PPL's nuclear decommissioning ARO.  PPL's most significant assumptions surrounding AROs are the forecasted retirement costs, the discount rates and the inflation rates.  A variance in the forecasted retirement costs, the discount rates or the inflation rates could have a significant impact on the ARO liabilities.

The following chart reflects the sensitivities related to the nuclear decommissioning ARO liability at PPL as of December 31, 2007, associated with a change in these assumptions at the time of initial recognition.  There is no significant change to the annual depreciation expense of the ARO asset or the annual accretion expense of the ARO liability as a result of changing the assumptions.  Each sensitivity below reflects an evaluation of the change based solely on a change in that assumption.

	Change in Assumption	Impact on ARO Liability

Retirement Cost	10%/(10)%	$27/$(27)
Discount Rate	0.25%/(0.25)%	$(28)/$31
Inflation Rate	0.25%/(0.25)%	$35/$(31)

7)	Income Tax Uncertainties

Significant management judgment is required in developing PPL's provision for income taxes.  This is primarily due to uncertainty in various tax positions taken or expected to be taken in tax returns, the determination of deferred tax assets, liabilities and valuation allowances and estimating the phase-out range for synthetic fuel tax credits that is not published by the IRS until April of the following year.

Prior to January 1, 2007, and in accordance with SFAS 5, "Accounting for Contingencies," PPL evaluated uncertain tax positions and accrued charges for probable exposures based on management's best estimate of the amount of benefit that should be recognized in the financial statements.  This assessment resulted in management's best estimate of the ultimate settled tax position for each tax year.  In addition, management considered the reversal of temporary differences, future taxable income and ongoing prudent and feasible tax planning strategies in initially recording and reevaluating the need for valuation allowances.

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

On a quarterly basis, PPL reassesses its uncertain tax positions by considering information known at the reporting date.  Based on management's assessment of new information, PPL may subsequently recognize a tax benefit for a previously unrecognized tax position, de-recognize a previously recognized tax position, or re-measure the benefit of a previously recognized tax position.  The amounts ultimately paid upon resolution of issues raised by taxing authorities may differ materially from the amounts accrued and may materially impact PPL's financial statements in the future.

The balance sheet classification of unrecognized tax benefits and the need for valuation allowances to reduce deferred tax assets also require significant management judgment.  FIN 48 requires an entity to classify unrecognized tax benefits as current, to the extent management expects to settle an uncertain tax position, by paying cash, within one year of the reporting date.  Valuation allowances are initially recorded and reevaluated each reporting period by assessing the likelihood of the ultimate realization of a deferred tax asset.  Management considers a number of factors in assessing the realization of a deferred tax asset, including the reversal of temporary differences, future taxable income and ongoing prudent and feasible tax planning strategies.  Any tax planning strategy utilized in this assessment must meet the recognition and measurement criteria of FIN 48.  See Note 5 to the Financial Statements for the disclosures required by FIN 48.

See Note 15 to the Financial Statements for additional information regarding synthetic fuel tax credits.

Other Information

PPL's Audit Committee has approved the independent auditor to provide audit and audit-related services and other services permitted by Sarbanes-Oxley and SEC rules.  The audit and audit-related services include services in connection with statutory and regulatory filings, reviews of offering documents and registration statements, and internal control reviews.

PPL ENERGY SUPPLY, LLC
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

PPL Energy Supply is an energy company with headquarters in Allentown, PA.  Please refer to Exhibit 99(a) in Item 15 for a listing of its principal subsidiaries and to "Item 1. Business - Background," for descriptions of PPL Energy Supply's domestic and international businesses.  PPL Energy Supply's reportable segments are Supply and International Delivery.  Through its subsidiaries, PPL Energy Supply is primarily engaged in the generation and marketing of electricity in two key markets - the northeastern and western U.S. - and in the delivery of electricity in the U.K.  In 2007, PPL sold its regulated electricity delivery businesses in Latin America, which were included in the International Delivery segment.  See Note 10 to the Financial Statements for information on the sales.  PPL Energy Supply's overall strategy is to achieve disciplined growth in energy supply margins while limiting volatility in both cash flows and earnings and to achieve stable, long-term growth in the regulated international electricity delivery business through efficient operations and strong customer and regulatory relations.  More specifically, PPL Energy Supply's strategy for its electricity generation and marketing business is to match energy supply with load, or customer demand, under contracts of varying lengths with creditworthy counterparties to capture profits while effectively managing exposure to energy and fuel price volatility and counterparty credit risk.  PPL Energy Supply's strategy for its international electricity delivery businesses is to own and operate these businesses at the most efficient cost while maintaining high quality customer service and reliability.

PPL Energy Supply faces several risks in its generation business.  The principal risks are electricity and capacity wholesale price risk, fuel supply and price risk, power plant performance, evolving regulatory frameworks and counterparty credit risk.  PPL Energy Supply attempts to manage these risks through various means.  For instance, PPL Energy Supply operates a portfolio of generation assets that is diversified as to geography, fuel source, cost structure and operating characteristics.  PPL Energy Supply currently expects to expand its generation capacity over the next several years through power uprates at certain of its existing power plants, the potential construction of new plants and the potential acquisition of existing plants or businesses.  PPL Energy Supply is and will continue to remain focused on the operating efficiency and availability of its existing and any newly constructed or acquired power plants.  In addition, PPL Energy Supply has executed and continues to pursue contracts of varying lengths for energy sales and fuel supply, and other means to mitigate the risks associated with adverse changes in the difference, or margin, between the cost to produce electricity and the price at which PPL Energy Supply sells it.  PPL Energy Supply's future profitability will be affected by whether PPL Energy Supply decides to, or is able to, continue to enter into long-term or intermediate-term power sales and fuel purchase agreements or renew its existing agreements and prevailing market conditions.  Currently, PPL Energy Supply's commitments for energy sales are satisfied through its own generation assets and supply purchased from third parties.  PPL Energy Supply markets and trades around its physical portfolio of generating assets through integrated generation, marketing and trading functions.

PPL Energy Supply has in place risk management programs that, among other things, are designed to monitor and manage its exposure to earnings and cash flow volatility related to changes in energy and fuel prices, interest rates, foreign currency exchange rates, counterparty credit quality and the operating performance of its generating units.

The principal challenge that PPL Energy Supply faces in its international electricity delivery businesses is to maintain high quality customer service and reliability in a cost-effective manner.  PPL Energy Supply's international electricity delivery businesses are rate-regulated.  Accordingly, these businesses are subject to regulatory risk with respect to the costs that may be recovered and investment returns that may be collected through customer rates.  PPL Energy Supply faces additional financial risks in conducting international operations, such as fluctuations in foreign currency exchange rates.  PPL Energy Supply attempts to manage these financial risks through its risk management programs.

In order to manage financing costs and access to credit markets, a key objective for PPL Energy Supply's business as a whole is to maintain a strong credit profile.  PPL Energy Supply continually focuses on maintaining an appropriate capital structure and liquidity position.

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

The purpose of "Management's Discussion and Analysis of Financial Condition and Results of Operations" is to provide information concerning PPL Energy Supply's past and expected future performance in implementing the strategies and managing the risks and challenges mentioned above.  Specifically:

•
"Results of Operations" provides an overview of PPL Energy Supply's operating results in 2007, 2006 and 2005, including a review of earnings, with details of results by reportable segment.  It also provides a brief outlook for 2008.

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

The information provided in this Item 7 should be read in conjunction with PPL Energy Supply's Consolidated Financial Statements and the accompanying Notes.

Terms and abbreviations are explained in the glossary.  Dollars are in millions unless otherwise noted.

Results of Operations

Earnings

Net income was:
2007	2006	2005

$1,205	$698	$542

The changes in net income from year to year were, in part, attributable to several special items that management considers significant.  Details of these special items are provided within the review of each segment's earnings.

The year-to-year changes in significant earnings components, including domestic gross energy margins by region and significant income statement line items, are explained in the "Statement of Income Analysis."

PPL Energy Supply's earnings beyond 2007 are subject to various risks and uncertainties.  See "Forward-Looking Information," "Item 1A. Risk Factors," the rest of this Item 7 and Note 15 to the Financial Statements for a discussion of the risks, uncertainties and factors that may impact PPL Energy Supply's future earnings.

Segment Results

Net income by segment was:

	2007	2006	2005

Supply	$595	$430	$327
International Delivery	610	268	215
Total	$1,205	$698	$542

Supply Segment

The Supply segment primarily consists of the domestic energy marketing, domestic generation and domestic development operations of PPL Energy Supply.  In August 2007, PPL Energy Supply completed the sale of its domestic telecommunication operations.  See Note 9 to the Financial Statements for additional information.

The Supply segment results in 2006 and 2005 reflect the reclassification of PPL Energy Supply's interest in the Griffith plant's operating revenues and expenses from certain income statement line items to Discontinued Operations.  The Supply segment results in 2005 also reflect the reclassification of the Sundance plant's revenues and expenses to Discontinued Operations.  See Note 10 to the Financial Statements for additional information.

Supply segment net income was:

	2007	2006	2005

Energy revenues	$3,425	$3,366	$2,814
Energy-related businesses	723	559	521
Total operating revenues	4,148	3,925	3,335
Fuel and energy purchases	1,575	1,718	1,315
Other operation and maintenance	761	755	774
Depreciation	156	148	135
Taxes, other than income	31	34	36
Energy-related businesses	740	605	589
Total operating expenses	3,263	3,260	2,849
Other Income - net	82	43	27
Interest Expense	109	87	81
Income Taxes	260	168	42
Minority Interest	3	3	2
Loss from Discontinued Operations		20	53
Cumulative Effect of Change in Accounting Principle			(8)
Net Income	$595	$430	$327
The after-tax changes in net income between these periods were due to the following factors, including Discontinued Operations.

	2007 vs. 2006	2006 vs. 2005

Eastern U.S. non-trading margins	$63	$105
Western U.S. non-trading margins	16	7
Net energy trading margins	3	1
Earnings from synfuel projects	22	(32)
Other operation and maintenance	(19)	(29)
Depreciation	(5)	(7)
Other income - net	12	7
Realized earnings on nuclear decommissioning trust (Note 17)		4
Interest expense	(9)	4
Certain income tax adjustment (Note 5)	13
Other	5	(8)
Special items	64	51
	$165	$103

•	See "Domestic Gross Energy Margins" for an explanation of non-trading margins by geographic region and for an explanation of net energy trading margins.

•
The improved earnings contributions from synfuel projects in 2007 compared with 2006 resulted primarily from higher net gains on options purchased to hedge the risk associated with the phase-out of synthetic fuel tax credits.  These net gains were partially offset by higher operating losses due to increased production and by lower utilization of tax credits due to the level of crude oil prices.  The decline in earnings contributions from synfuel projects in 2006 compared with 2005 resulted primarily from the anticipated phase-out of synthetic fuel tax credits starting in 2006 and lower production levels due to high crude oil prices.  See Note 15 to the Financial Statements for additional information on the shutdown of these facilities.

•
Higher operation and maintenance expenses in 2007 compared with 2006 were primarily due to higher outage costs at PPL Energy Supply's coal, hydro and nuclear power plants.  Higher operation and maintenance expenses in 2006 compared with 2005 were primarily due to increased outage and non-outage expenses at the Susquehanna nuclear facility and certain of PPL Energy Supply's coal plants and the timing of other planned outages.

•	Financing costs were higher in 2007 compared with 2006, primarily due to higher interest expense on long-term debt partially resulting from increased average debt outstanding at higher interest rates.

The following after-tax amounts, which management considers special items, also had a significant impact on the Supply segment earnings.  See the indicated Notes to the Financial Statements for additional information.

	2007	2006	2005

Mark-to-market adjustments from energy-related, non-trading economic hedges (a)	$32	$(11)
Impairment of domestic telecommunication operations (Note 9)	(23)
Settlement of Wallingford cost-based rates (Note 15)	33
Impairment of certain transmission rights (Note 15)	(13)
Sale of interest in the Griffith plant (Note 10)		(16)
Reduction in Enron reserve (Note 15)		11
Impairment of synfuel-related assets (Note 15)		(6)
Off-site remediation of ash basin leak (Note 15)		6	$(27)
Workforce reduction (Note 13)	(4)	(3)
PJM billing dispute (Note 15)	(1)	(18)
Impairment of nuclear decommissioning trust investments (Note 21)		(3)
Sale of the Sundance plant (Note 10)			(47)
Acceleration of stock-based compensation expense for periods prior to 2005 (Note 1)			(3)
Settlement of NorthWestern litigation (b)			(6)
Recording of conditional AROs (Note 21)			(8)
Total	$24	$(40)	$(91)

(a)
The mark-to-market impact on transactions, which do not qualify for hedge accounting under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and interpreted, and are probable of going to physical delivery, is economically neutral to PPL Energy Supply.  These transactions are intended to economically hedge a specific risk and do not represent speculative trading activity.  See "Changes in Domestic Gross Energy Margins by Region" and Note 18 to the Financial Statements for additional information regarding economic activity.

(b)
In the first quarter of 2005, PPL Energy Supply recognized a charge for a loss contingency related to litigation with NorthWestern.  In September 2005, PPL Energy Supply and NorthWestern reached a final agreement to settle this litigation.

2008 Outlook

Excluding special items, PPL Energy Supply projects lower 2008 earnings for its Supply segment compared with 2007 as a result of the loss of synfuel-related earnings and higher depreciation for scrubbers being installed at both coal-fired generation units at the Montour power plant and at Unit 3 of the Brunner Island power plant, which are expected to be placed in service in 2008.  PPL Energy Supply expects these negative effects to be partially offset by higher energy margins as a result of higher-valued wholesale energy contracts and higher expected baseload generation compared with 2007.

International Delivery Segment

The International Delivery segment includes operations of the international energy businesses of PPL Global that are primarily focused on the distribution of electricity.  PPL Global's major remaining international business is located in the U.K.  In 2007, PPL completed the sale of its Latin American businesses.  See Note 10 to the Financial Statements for additional information.

The International Delivery segment results in 2007, 2006 and 2005 reflect the reclassification of Latin American revenues and expenses to Discontinued Operations.

International Delivery segment net income was:

	2007	2006	2005

Utility revenues	$863	$756	$717
Energy-related businesses	37	37	36
Total operating revenues	900	793	753
Other operation and maintenance	252	186	161
Depreciation	147	142	133
Taxes, other than income	67	57	57
Energy-related businesses	17	17	15
Total operating expenses	483	402	366
Other Income - net	26	27	5
Interest Expense	183	173	175
Income Tax (Benefit) Expense	(43)	19	39
Income from Discontinued Operations	307	42	37
Net Income	$610	$268	$215

The after-tax changes in net income between these periods were due to the following factors, including Discontinued Operations.

	2007 vs. 2006	2006 vs. 2005
U.K.
Delivery margins	$11	$32
Other operation and maintenance	(14)	(15)
Depreciation	5	(9)
Income taxes	(39)	34
Foreign currency exchange rates	22	(5)
Impairment of investment in U.K. real estate (Note 9)	6	(6)
Gain on transfer of equity investment (Note 9)		5
Hyder liquidation distributions (Note 9)	(21)	27
Other	2	5
Discontinued operations	6	5
U.S. income taxes	26	(22)
Change in a U.S. income tax reserve	31
Loss on economic hedges (Note 16)	(7)
Other	6	1
Special items	308	1
	$342	$53

•
Higher U.K. delivery margins, for both periods were primarily due to price increases and favorable changes in customer mix.  The increase in 2007 compared with 2006 was partially offset by a 3% decrease in sales volume, partially due to milder weather in 2007.

•
Higher U.K. operation and maintenance expenses in 2007, compared with 2006, were primarily due to higher:  compensation and pension costs; distribution network repairs; and insurance expense.  Higher U.K. operation and maintenance expenses in 2006 compared with 2005 were due primarily to increased pension costs.

•
The change in U.K. income taxes for both periods was primarily due to the transfer of a future tax liability from WPD and certain surplus tax losses from Hyder to a former Hyder affiliate that occurred in 2006.  See Note 5 to the Financial Statements for additional information.

•	Changes in foreign currency exchange rates increased WPD's portion of revenue and expense line items by 11% in 2007 compared with 2006 and decreased them by 2% in 2006 compared with 2005.

•
U.S. income taxes decreased in 2007 compared with 2006 due to WPD dividend planning, higher foreign tax credits on U.K. distributions and true-ups of prior year returns.  U.S. income taxes increased in 2006 compared with 2005 primarily due to a 2005 tax true-up, 2006 WPD dividend planning and lower utilization of foreign tax credits.

•	The change in a U.S. income tax reserve resulted from the lapse of an applicable statute of limitations.

The following after-tax amounts, which management considers special items, also had a significant impact on the International Delivery segment earnings.  See the indicated Notes to the Financial Statements for additional information.

	2007	2006	2005

Sale of Latin American businesses (Note 10)	$259
Change in U.K. tax rate (Note 5)	54
Reduction in Enron reserve		$1
Workforce reduction (Note 13)	(4)
Total	$309	$1

2008 Outlook

Excluding special items, PPL Energy Supply projects the earnings of its International Delivery segment will decline in 2008 compared with 2007, due to the 2007 sale of PPL Energy Supply's Latin American businesses and higher U.S. income taxes, primarily driven by the U.S. income tax benefits realized in 2007.  Partially offsetting the impact of these negative earnings drivers is lower pension expense at WPD.

Statement of Income Analysis --

Domestic Gross Energy Margins

The following table provides pre-tax changes in the income statement line items that comprise domestic gross energy margins.

	2007 vs. 2006	2006 vs. 2005

Wholesale energy marketing	$(60)	$441
Wholesale energy marketing to affiliate	102	118
Unregulated retail electric	11	(10)
Net energy trading margins	6	3
Other revenue adjustments (a)	42	3
Total revenues	101	555
Fuel	143	(33)
Energy purchases	(285)	427
Energy purchases from affiliate	(1)	9
Other cost adjustments (a)	43	(34)
Total cost of sales	(100)	369
Domestic gross energy margins	$201	$186

(a)
Adjusted to exclude the impact of any revenues and costs not associated with domestic gross energy margins, consistent with the way management reviews domestic gross energy margins internally.  These exclusions include revenues and energy costs related to the international operations of PPL Global, revenues prior to 2007 associated with the settlement of Wallingford cost-based rates (see Note 15 to the Financial Statements for additional information) and an accrual for the loss contingency related to the PJM billing dispute in 2005 and 2006 (see Note 15 to the Financial Statements for additional information).  Also adjusted to include the margins of the Griffith and Sundance plants prior to their sales in June 2006 and May 2005, which are included in Discontinued Operations, and gains or losses on sales of emission allowances, which are included in "Other operation and maintenance" expenses on the Statements of Income.

Changes in Domestic Gross Energy Margins By Region

Domestic gross energy margins are generated through PPL Energy Supply's non-trading and trading activities.  PPL Energy Supply manages its non-trading energy business on a geographic basis that is aligned with its generation assets.  Additionally, beginning in 2006, PPL Energy Supply further segregates non-trading activities into two categories:  hedge activity and economic activity.  Economic activity represents the net unrealized effect of derivative transactions that are entered into as economic hedges, and that do not qualify for hedge accounting, or for which hedge accounting was not elected, under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and interpreted.

	2007 vs. 2006	2006 vs. 2005
Non-trading
Eastern U.S.	$180	$161
Western U.S.	27	12
Net energy trading	(6)	13
Domestic gross energy margins	$201	$186

Eastern U.S.

Eastern U.S. non-trading margins, excluding results from economic activity and hedge ineffectiveness, were $119 million higher in 2007 compared with 2006. This increase was primarily due to new full requirements supply contracts and higher wholesale market prices for electricity.  Also contributing to the improvement was increased generation output from PPL Energy Supply's nuclear and coal generating facilities.  Nuclear generation was 2% higher in 2007.  Coal generation was up slightly in 2007 despite the retirement of Martins Creek Units 1 and 2 in September.

Eastern U.S. non-trading margins that resulted from economic activity and hedge ineffectiveness were $61 million higher in 2007 compared with 2006.  This change relates to gains in electricity positions, including a $19 million increase in the fair value of capacity contracts in PJM related to PJM's implementation of its Reliability Pricing Model (RPM).  Prior to the RPM, PPL Energy Supply recorded valuation reserves for capacity contracts due to the lack of liquidity and reliable, observable prices in the marketplace.  With the implementation of the RPM and the completion of PJM capacity auctions, forward capacity prices became sufficiently observable and PPL Energy Supply no longer reserves for capacity contracts in PJM.

Eastern U.S. non-trading margins, excluding results from economic activity and hedge ineffectiveness, were $166 million higher in 2006 compared with 2005, primarily due to higher PLR sales prices and higher wholesale prices.  PLR sales prices were 8.4% higher in 2006, in accordance with the schedule established by the PUC Final Order.  Partially offsetting these higher margins was lower nuclear generation of 3%, as well as higher coal and nuclear fuel prices, which were up 12% and 10%.

Eastern U.S. non-trading margins that resulted from economic activity and hedge ineffectiveness were $5 million lower in 2006 compared with 2005.

Western U.S.

Western U.S. non-trading margins, excluding results from economic activity and hedge ineffectiveness, were $30 million higher in 2007 compared with 2006.  This increase was primarily due to higher market prices for electricity combined with increased generation from the coal-fired generating facilities.  Coal generation was 6% higher in 2007.

Western U.S. non-trading margins that resulted from economic activity and hedge ineffectiveness were $3 million lower in 2007 compared with 2006.

Western U.S. non-trading margins, excluding results from economic activity and hedge ineffectiveness, were $10 million higher in 2006 compared with 2005, primarily due to higher wholesale prices.  Also contributing to the increase was a 6% increase in hydroelectric generation.  Partially offsetting these improvements were higher coal prices, which were up 14%, and the sale of PPL Energy Supply's 50% interest in the Griffith plant in June 2006 and the sale of PPL Energy Supply's Sundance plant in May 2005.  See Note 10 to the Financial Statements for additional information on these sales.

Western U.S. non-trading margins that resulted from economic activity and hedge ineffectiveness were $2 million higher in 2006 compared with 2005.

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

Net energy trading margins decreased by $6 million in 2007 compared with 2006.  Energy trading margins from realized transactions decreased $10 million and were partially offset by an increase in unrealized transactions of $4 million.

Net energy trading margins increased by $13 million in 2006 compared with 2005.  Energy trading margins from unrealized transactions increased $14 million and were partially offset by a decrease in realized transactions of $1 million.  This change in unrealized transactions was primarily due to contracts reclassified as trading activity from hedge (non-trading) transactions related to the Griffith plant after the announced plan to sell PPL Energy Supply's interest in the plant.

The realized physical volumes for electricity and gas associated with energy trading were:

	2007	2006	2005

GWh	13,290	7,724	5,800
Bcf	16.1	21.5	13.4

Utility Revenues

The increases in utility revenues were attributable to:

	2007 vs. 2006	2006 vs. 2005

U.K. retail electric delivery	$31	$45
U.K. foreign currency exchange rates	76	(6)
	$107	$39

Higher U.K. utility revenues for 2007 compared with 2006, excluding foreign currency exchange rate impacts, were primarily due to an increase in prices effective April 1, 2007, favorable changes in customer mix and an increase in engineering services performed for third parties.  The increase was partially offset by a 3% decrease in sales volume, primarily due to milder weather in 2007.

Higher U.K. utility revenues for 2006 compared with 2005, excluding foreign currency exchange rate impacts, were primarily due to higher average prices and favorable changes in customer mix.

Energy-related Businesses

Energy-related businesses contributed $29 million more to operating income in 2007 compared with 2006.  The increase was primarily attributable to:

•
$61 million of higher pre-tax contributions from synfuel projects.  This reflects a $66 million net gain on the settlement of options purchased to hedge the risk associated with the phase-out of the synthetic fuel tax credits and an impairment charge of $10 million on the synfuel-related assets in 2006, partially offset by $15 million of higher operating losses due to higher production levels in 2007; and

•	a $9 million increase related to PPL Energy Supply's mechanical contracting and engineering subsidiaries; partially offset by
•	a $39 million impairment of domestic telecommunication assets that were sold in August 2007 (see Note 9 to the Financial Statements).

Energy-related businesses contributed $21 million more to operating income in 2006 compared with 2005.  The increase was primarily attributable to:

•
$18 million of lower pre-tax losses from synfuel projects.  This reflects $29 million of lower operating losses due to lower production levels, partially offset by an impairment charge of $10 million recorded in 2006 on the synfuel-related assets; and

•
a $3 million increase from its domestic telecommunications subsidiary, due to an increase in transport-related sales, as well as reduced spending on a product line (before depreciation, interest expense, and income taxes).

See Note 15 to the Financial Statements for additional information on the shutdown of the synfuel facilities in 2007.

Other Operation and Maintenance

The changes in other operation and maintenance expenses were due to:

	2007 vs. 2006	2006 vs. 2005

Impairment of certain transmission rights (Note 15)	$23
WPD engineering services performed for third parties	19	$4
Reduction in Enron reserve in 2006 (Note 15)	19	(19)
U.K. foreign currency exchange rates	19
Martins Creek ash basin remediation (Note 15)	11	(59)
Defined benefit costs (Note 13)	10	22
Domestic and international workforce reduction	10
Outage costs at generating stations	10	40
Allocation of corporate service costs (Note 16)	10	18
WPD insurance adjustment	7
WPD distribution costs	5
Salary expense	4	2
Stock-based compensation expense (Note 12)	4	9
Trademark license fees from a PPL subsidiary (Note 16)	3	5
Insurance premiums	3
U.K. metering expense		4
U.K. reserve related to contractor dispute		4
Union contract ratification bonus		2
NorthWestern litigation payment		(9)
Accelerated amortization of stock-based compensation (Note 1)		(13)
PJM system control and dispatch services		(4)
Gains on sales of emission allowances	(87)	3
Other	2	(3)
	$72	$6

Depreciation

Increases in depreciation expense were due to:

	2007 vs. 2006	2006 vs. 2005

Additions to PP&E	$20	$16
U.K. foreign currency exchange rates	13	(1)
Reduction of useful lives of certain WPD distribution assets (Note 1)	4	3
Purchase in 2006 of equipment previously leased (Note 11)	1	1
Contribution of assets from parent (Note 8)		5
Extension of useful lives of certain generation assets (Note 1)		(2)
Impact of not depreciating held for sale telecommunications assets (Note 9)	(5)
Extension of useful lives of certain WPD network assets (Note 1)	(18)
Other	(2)
	$13	$22

Taxes, Other Than Income

Taxes, other than income, increased by $7 million in 2007 compared with 2006. The increase was primarily due to:

•	a $5 million increase from changes in U.K. foreign currency exchange rates; and
•	a $4 million increase in WPD property taxes, attributable to a $2 million refund credit in 2006 and inflation; partially offset by
•	a $3 million decrease in domestic capital stock tax expense.

Other Income - net

See Note 17 to the Financial Statements for details of other income and deductions.

Interest Expense

The increases in interest expense, which include "Interest Expense with Affiliates," were due to:

	2007 vs. 2006	2006 vs. 2005

Long-term debt interest expense	$54	$37
U.K. foreign currency exchange rates	14	(1)
Hedging activities	3
Short-term debt interest expense	3	(4)
Write-off in 2005 of financing costs associated with PPL Energy Supply's 2.625% Convertible Senior Notes due to the market price trigger being met		(6)
Interest expense with affiliate	(1)	(8)
Amortization of debt issuance costs	(2)	(1)
Interest accrued for PJM billing dispute (Note 15)	(3)	3
Redemption of 8.23% Subordinated Debentures in February 2007 (Note 16)	(7)	(1)
Capitalized interest	(33)	(15)
Other	4
	$32	$4

Income Taxes

The changes in income taxes were due to:

	2007 vs. 2006	2006 vs. 2005

Higher pre-tax book income	$108	$70
Transfer of WPD tax items in 2006 (Note 5)	20	(20)
Nonconventional fuel and other tax credits	1	49
Tax on foreign earnings	(4)	1
Tax return adjustments (Note 5)	(12)	1
Tax reserve adjustments (Note 5)	(23)	5
U.K. rate change (Note 5)	(54)
Other	(6)
	$30	$106

See Note 5 to the Financial Statements for details on effective income tax rates.

Discontinued Operations

In the second quarter of 2007, PPL Energy Supply recorded an $89 million gain, net of a $5 million tax expense, in connection with the sale of its El Salvadoran regulated electricity delivery business.  In the third quarter of 2007, PPL Energy Supply also sold its Bolivian businesses.  In connection with this sale, PPL Energy Supply recorded a $20 million impairment, net of a $17 million tax benefit.  In the fourth quarter of 2007, PPL Energy Supply recorded a $197 million gain, net of a $109 million tax expense, in connection with the sale of its Chilean business.

In 2006, PPL Energy Supply recorded a $23 million loss, net of a $16 million tax benefit, in connection with the sale of its ownership interest in the Griffith plant.  Also included in Discontinued Operations is the acceleration of $7 million, after tax, of net unrealized gains on derivatives associated with the Griffith plant.

In 2005, PPL Energy Supply recorded a $47 million loss, net of a $26 million tax benefit, in connection with the sale of its Sundance plant.

See Note 10 to the Financial Statements for additional information on the above sales, and information regarding operating results recorded prior to the sales.

Cumulative Effect of a Change in Accounting Principle

In 2005, PPL Energy Supply adopted FIN 47, "Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143."  FIN 47 clarifies that an entity is required to recognize a liability for the fair value of a conditional ARO when incurred if the fair value of the ARO can be reasonably estimated.  FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an ARO.  Application of the interpretation resulted in a cumulative effect of a change in accounting principle that decreased net income by $8 million in 2005.  See Note 21 to the Financial Statements for additional information.

Financial Condition

Liquidity and Capital Resources

PPL Energy Supply is focused on maintaining its investment grade credit profile by maintaining an appropriate liquidity position and a strong balance sheet.  PPL Energy Supply believes that its cash on hand, short-term investments, operating cash flows, access to debt and equity capital markets and borrowing capacity, taken as a whole, provide sufficient resources to fund its ongoing operating requirements, future security maturities and estimated future capital expenditures.  PPL Energy Supply currently expects cash, cash equivalents and short-term investments at the end of 2008 to be approximately $400 million and expects to increase its credit facilities up to approximately $5.0 billion in 2008.  However, PPL Energy Supply's cash flows from operations and access to cost-effective bank and capital markets are subject to risks and uncertainties including, but not limited to:

•	changes in market prices for electricity;
•	changes in commodity prices that may increase the cost of producing power or decrease the amount PPL Energy Supply receives from selling power;
•	operational, price and credit risks associated with selling and marketing products in the wholesale power markets;
•	significant switching by PPL Electric's customers to or from alternative suppliers that would impact the level of sales under the PLR contracts;
•
ineffectiveness of the trading, marketing and risk management policy and programs used to mitigate PPL Energy Supply's risk exposure to adverse electricity and fuel prices, interest rates, foreign currency exchange rates and counterparty credit;

•	unusual or extreme weather that may damage PPL Energy Supply's international transmission and distribution facilities or affect energy sales to customers;
•	reliance on transmission and distribution facilities that PPL Energy Supply does not own or control to deliver its electricity and natural gas;
•
unavailability of generating units (due to unscheduled or longer-than-anticipated generation outages, weather and natural disasters) and the resulting loss of revenues and additional costs of replacement electricity;

•	the ability to recover and the timeliness and adequacy of recovery of costs associated with international electricity delivery businesses;
•	costs of compliance with existing and new environmental laws and with new security and safety requirements for nuclear facilities;
•	any adverse outcome of legal proceedings and investigations with respect to PPL Energy Supply's current and past business activities; and
•
a downgrade in PPL Energy Supply's or its rated subsidiaries' credit ratings that could adversely affect their ability to access capital and increase the cost of maintaining credit facilities and any new debt.

At December 31, PPL Energy Supply had the following:

	2007	2006	2005

Cash and cash equivalents	$355	$524	$227
Short-term investments	102	328	33
	$457	$852	$260
Short-term debt	$51		$180

At December 31, 2007, PPL Energy Supply had $10 million of auction rate securities in its portfolio of short-term investments.  Recent investor concerns over insurers who guarantee the credit of certain of the underlying securities and other conditions have resulted in some investors of auction rate securities being unable to sell such securities at auction.  This has resulted in investors continuing to own these securities, generally at higher interest rates, until the subsequent auction.  As of December 31, 2007, PPL Energy Supply did not have material exposure to loss given the high quality of the underlying securities and the amount of auction rate securities held.

The changes in PPL Energy Supply's cash and cash equivalents position resulted from:

	2007	2006	2005

Net Cash Provided by Operating Activities	$1,094	$1,240	$838
Net Cash Used in Investing Activities	(305)	(1,261)	(537)
Net Cash (Used in) Provided by Financing Activities	(963)	315	(437)
Effect of Exchange Rates on Cash and Cash Equivalents	5	3	6
Net (Decrease) Increase in Cash and Cash Equivalents	$(169)	$297	$(130)

Operating Activities

Net cash provided by operating activities decreased by 12%, or $146 million, in 2007 compared with 2006, primarily as a result of increased expenditures for fuel and increased U.S. income tax payments, a portion of which related to taxes incurred in connection with the sale of PPL Energy Supply's Latin American businesses.  These increased uses of cash were partially offset by higher revenues in 2007 compared with 2006, primarily related to higher wholesale market prices for electricity in the U.S. and increased sales volumes to PPL Electric under the PLR contracts to support the PLR load.

Net cash provided by operating activities increased by 48%, or $402 million, in 2006 compared with 2005, primarily as a result of an 8.4% increase in sales prices under the PLR contracts and increased international delivery revenues, predominantly related to price increases and changes in customer mix.  The increase from 2005 to 2006 was also due, to a lesser extent, to reduced expenditures for oil in 2006 as a result of building up inventory in 2005.  These increases were partially offset by a decrease in revenues under the PLR contracts resulting from a decrease in sales volumes, due in part to milder weather in 2006, increased expenditures for coal and increased U.S. income tax payments, primarily due to lower utilization of foreign tax credits in 2006.

PPL Energy Supply expects to continue to maintain stable cash provided by operating activities as a result of its power sales commitments from wholesale and retail customers and long-term fuel purchase contracts.  PPL Energy Supply estimates that, on average, approximately 91% of its expected annual generation output for the period 2008 through 2009 is committed under power sales contracts.  PPL Energy Supply has and will continue to layer in power sales contracts in the wholesale markets for the capacity and energy currently committed under the PLR supply contracts with PPL Electric, which expire at the end of 2009.  Based on the way in which the wholesale markets have developed over the last several years, PPL Energy Supply expects that new contracts are likely to continue to be of a shorter duration than the PLR supply contracts, which at inception had terms of approximately nine years.

PPL Energy Supply's contracts for the sale and purchase of electricity and fuel often require cash collateral or other credit enhancements, or reductions or terminations of a portion of the entire contract through cash settlement, in the event of a downgrade of PPL Energy Supply's or its subsidiary's credit ratings or adverse changes in market prices.  For example, in addition to limiting its trading ability, if PPL Energy Supply's or its subsidiary's ratings were lowered to below "investment grade" and energy prices increased by 10%, PPL Energy Supply estimates that, based on its December 31, 2007 positions, it would have had to post additional collateral of approximately $829 million, compared with $387 million at December 31, 2006.  PPL Energy Supply has in place risk management programs that are designed to monitor and manage its exposure to volatility of cash flows related to changes in energy and fuel prices, interest rates, foreign currency exchange rates, counterparty credit quality and the operating performance of its generating units.

Investing Activities

The primary use of cash in investing activities is capital expenditures.  See "Forecasted Uses of Cash" for detail regarding capital expenditures in 2007 and projected expenditures for the years 2008 through 2012.

Net cash used in investing activities decreased 76%, or $956 million, in 2007 compared with 2006 primarily as a result of aggregate proceeds of $898 million received from the sale of PPL Energy Supply's Latin American businesses and telecommunication operations in 2007 compared to $110 million received from the sale of its interest in the Griffith plant in 2006, as well as a change of $529 million from purchases and sales of short-term investments and a change of $104 million from purchases and sales of emission allowances.  These increases were partially offset by an increase of $326 million in capital expenditures, primarily as a result of the construction of pollution control equipment at coal-fired plants in Pennsylvania, and an increase of $96 million in the additional amount of cash that became restricted.

Net cash used in investing activities increased 135%, or $724 million, in 2006 compared with 2005.  There were a few items that contributed to this increase.  Capital expenditures increased $440 million, primarily as a result of the construction of pollution control equipment at coal-fired plants in Pennsylvania, as discussed in Note 15 to the Financial Statements, and $29 million related to the purchase of leased equipment.  See Note 11 to the Financial Statements for further discussion of the 2006 purchase of leased equipment in connection with the termination of the related master lease agreements.  Additionally, there was a change of $312 million from purchases and sales of short-term investments, and PPL Energy Supply received $80 million less in proceeds from the sale of power plants in 2006 compared with 2005.  The impact of the above items was partially offset by a change of $75 million from purchases and sales of emission allowances.

Financing Activities

Net cash used in financing activities was $963 million in 2007, compared with net cash provided by financing activities of $315 million in 2006 and net cash used in financing activities of $437 million in 2005.  The change from 2006 to 2007 primarily reflects reduced issuances of long-term debt and increased distributions to Member in 2007 in support of the repurchase of PPL common stock under PPL's stock repurchase program.  The change from 2005 to 2006 primarily reflects increased issuances of long-term debt in 2006.

In 2007, cash used in financing activities primarily consisted of net debt retirements of $180 million and $1.5 billion of distributions to Member, partially offset by $700 million in contributions from Member.  In 2006, cash provided by financing activities primarily consisted of net debt issuances of $950 million and $115 million of contributions from Member, partially offset by $712 million in distributions to Member.  In 2005, cash used in financing activities primarily consisted of net debt retirements of $200 million, including affiliate debt, and $278 million of distributions to Member, partially offset by $50 million in contributions from Member.

See "Forecasted Sources of Cash" for a discussion of PPL Energy Supply's plans to issue debt securities, as well as a discussion of credit facility capacity available to PPL Energy Supply.  Also see "Forecasted Uses of Cash" for information regarding maturities of PPL Energy Supply's long-term debt.

PPL Energy Supply's debt financing activity in 2007 was:

	Issuances (a)	Retirements

PPL Energy Supply Senior Unsecured Notes	$49
PPL Energy Supply Tax-Exempt Financing	81
PPL Energy Supply Convertible Senior Notes (b)		$(45)
WPD Subordinated Debentures (c)		(114)
WPD Senior Unsecured Notes (d)		(211)
Latin America Long-Term Debt	6	(8)
WPD short-term debt (net change)	51
Bolivia short-term debt (net change)	11
Total	$198	$(378)
Net decrease		$(180)

(a)	Amounts are net of pricing discounts, where applicable.
(b)	See Notes 4 and 8 to the Financial Statements for information on the terms of the Convertible Senior Notes and discussion of conversions during 2007.
(c)	Retirement includes $29 million to settle related cross-currency swaps.
(d)	Retirement includes $36 million to settle related cross-currency swaps.

See Note 8 to the Financial Statements for more detailed information regarding PPL Energy Supply's financing activities in 2007.

Forecasted Sources of Cash

PPL Energy Supply expects to continue to have significant sources of cash available in the near term, including various credit facilities, a commercial paper program, operating leases and contributions from Member.  PPL Energy Supply also expects to continue to have access to debt capital markets, as necessary, for its long-term financing needs.

Credit Facilities

At December 31, 2007, PPL Energy Supply's total committed borrowing capacity under credit facilities and the use of this borrowing capacity were:

	Committed Capacity	Borrowed	Letters of Credit Issued (d)	Available Capacity

PPL Energy Supply Credit Facilities (a)	$3,900		$683	$3,217
WPD (South West) Credit Facilities (b)	314		4	310
WPDH Limited Credit Facility (c)	308			308
Total	$4,522		$687	$3,835

(a)
PPL Energy Supply has the ability to borrow $3.7 billion under its credit facilities.  Such borrowings generally bear interest at LIBOR-based rates plus a spread, depending upon the company's public debt rating.  PPL Energy Supply also has the capability to cause the lenders to issue up to $3.9 billion of letters of credit under these facilities, which issuances reduce available borrowing capacity.  Under certain conditions, PPL Energy Supply may request that the capacity of one of its facilities be increased by up to $500 million.

These credit facilities contain a financial covenant requiring debt to total capitalization to not exceed 65%.  At December 31, 2007 and 2006, PPL Energy Supply's consolidated debt to total capitalization percentage, as calculated in accordance with its credit facilities, was 36% and 35%.  The credit facilities also contain standard representations and warranties that must be made for PPL Energy Supply to borrow under them.

(b)
WPD (South West) has two credit facilities:  one under which it can make cash borrowings and another under which it has the capability to cause the lender to issue up to approximately £3 million (approximately $5 million at December 31, 2007) of letters of credit.  Borrowings bear interest at LIBOR-based rates plus a spread, depending upon the company's public debt rating.

The credit facility under which it can make cash borrowings contains financial covenants that require WPD (South West) to maintain an interest coverage ratio of not less than 3.0 times consolidated earnings before income taxes, depreciation and amortization and a regulatory asset base (RAB) at £150 million greater than total gross debt, in each case as calculated in accordance with the credit facility.  At December 31, 2007 and 2006, WPD (South West)'s interest coverage ratios, as calculated in accordance with its credit facility, were 4.4 and 5.3.  At December 31, 2007 and 2006, WPD (South West)'s RAB, as calculated in accordance with the credit facility, exceeded its total gross debt by £349 million and £247 million.

(c)
Borrowings under WPDH Limited's credit facility bear interest at LIBOR-based rates plus a spread, depending upon the company's public debt rating.

This credit facility contains financial covenants that require WPDH Limited to maintain an interest coverage ratio of not less than 3.0 times consolidated earnings before income taxes, depreciation and amortization and a RAB that exceeds total net debt by the higher of an amount equal to 15% of total net debt or £150 million, in each case as calculated in accordance with the credit facility.  At December 31, 2007, WPDH Limited's interest coverage ratio, as calculated in accordance with its credit facility, was 4.0.  At December 31, 2007, WPDH Limited's RAB, as calculated in accordance with the credit facility, exceeded its total net debt by £548 million, or 54%.

(d)
The borrower under each of these facilities has a reimbursement obligation to the extent any letters of credit are drawn upon.  The letters of credit issued as of December 31, 2007, generally expire in 2008.

In addition to the financial covenants noted in the table above, these credit agreements contain various other covenants.  Failure to comply with the covenants after applicable grace periods could result in acceleration of repayment of borrowings and/or termination of the agreements.  PPL Energy Supply monitors compliance with the covenants on a regular basis.  At December 31, 2007, PPL Energy Supply was in material compliance with these covenants.  At this time, PPL Energy Supply believes that these covenants and other borrowing conditions will not limit access to these funding sources.

During 2008, PPL Energy Supply intends to maintain its existing credit facility capacity, which may require the renewal and extension of certain facilities.  In addition, PPL Energy Supply expects to increase its credit facility capacity by up to $500 million in 2008 to support potential collateral requirements under contracts that it expects to enter into in connection with expanding its wholesale marketing and trading business.  See Note 8 to the Financial Statements for further discussion of PPL Energy Supply's credit facilities.

Commercial Paper

PPL Energy Supply maintains a commercial paper program for up to $500 million to provide an additional financing source to fund its short-term liquidity needs, if and when necessary.  Commercial paper issuances are supported by certain credit agreements of PPL Energy Supply.  PPL Energy Supply had no commercial paper outstanding at December 31, 2007 and 2006.  During 2008, PPL Energy Supply may issue commercial paper from time to time to facilitate short-term cash flow needs.  Additionally, PPL Energy Supply expects to increase the size of its commercial paper program to $1.0 billion in 2008.

Operating Leases

PPL Energy Supply and its subsidiaries also have available funding sources that are provided through operating leases.  PPL Energy Supply's subsidiaries lease office space, land, buildings and certain equipment.  These leasing structures provide PPL Energy Supply with additional operating and financing flexibility.  The operating leases contain covenants that are typical for these agreements, such as maintaining insurance, maintaining corporate existence and timely payment of rent and other fees.

PPL Energy Supply, through its subsidiary PPL Montana, leases a 50% interest in Colstrip Units 1 and 2 and a 30% interest in Unit 3, under four 36-year, non-cancelable operating leases.  These operating leases are not recorded on PPL Energy Supply's Balance Sheets.  The leases place certain restrictions on PPL Montana's ability to incur additional debt, sell assets and declare dividends.  At this time, PPL Energy Supply believes that these restrictions will not limit access to these funding sources or cause acceleration or termination of the leases.  See Note 8 to the Financial Statements for a discussion of other dividend restrictions related to PPL Global subsidiaries.

See Note 11 to the Financial Statements for further discussion of the operating leases.

Long-Term Debt Securities and Contributions from Member

Subject to market conditions in 2008, PPL Energy Supply currently plans to issue up to $600 million in long-term debt securities.  PPL Energy Supply expects to use the proceeds primarily to fund capital expenditures, to fund redemptions of its existing debt and a maturity of existing tax-exempt debt of PPL Electric, and for general corporate purposes.

From time to time, as determined by its Board of Directors, PPL Energy Supply's Member, PPL Energy Funding, makes capital contributions to PPL Energy Supply.  PPL Energy Supply uses these contributions for general corporate purposes, including funding redemptions of existing debt.

Forecasted Uses of Cash

In addition to expenditures required for normal operating activities, such as purchased power, payroll, fuel and taxes, PPL Energy Supply currently expects to incur future cash outflows for capital expenditures, various contractual obligations and distributions to its Member.

Capital Expenditures

The table below shows PPL Energy Supply's actual spending for the year 2007 and current capital expenditure projections for the years 2008 through 2012.

	Actual	Projected
	2007	2008	2009	2010	2011	2012
Construction expenditures (a)
Generating facilities	$313	$376	$448	$474	$349	$249
Transmission and distribution facilities	340	298	327	336	343	351
Environmental	587	461	169	57	129	45
Other	37	68	30	30	29	29
Total Construction Expenditures	1,277	1,203	974	897	850	674
Nuclear fuel	82	102	162	173	171	173
Total Capital Expenditures	$1,359	$1,305	$1,136	$1,070	$1,021	$847

(a)	Construction expenditures include capitalized interest, which is expected to be approximately $244 million for the 2008-2012 period.

PPL Energy Supply's capital expenditure projections for the years 2008-2012 total approximately $5.4 billion.  Capital expenditure plans are revised periodically to reflect changes in operational, market and regulatory conditions.  This table includes projected costs related to the planned 331 MW incremental capacity increases.  See Note 15 to the Financial Statements for additional information regarding the installation cost of sulfur dioxide scrubbers and other pollution control equipment, which comprise most of the "Environmental" expenditures noted above.

PPL Energy Supply plans to fund all of its capital expenditures in 2008 with cash on hand, cash from operations, contributions from Member and the issuance of debt securities.

Contractual Obligations

PPL Energy Supply has assumed various financial obligations and commitments in the ordinary course of conducting its business.  At December 31, 2007, the estimated contractual cash obligations of PPL Energy Supply were:

Contractual Cash Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Long-term Debt (a)	$5,070	$283		$500	$4,287
Interest on Long-term Debt (b)	5,551	295	$562	533	4,161
Capital Lease Obligations
Operating Leases	598	52	109	109	328
Purchase Obligations (c)	6,278	1,580	1,383	1,007	2,308
Other Long-term Liabilities Reflected on the Balance Sheet under GAAP (d) (e)	236	75	148	13
Total Contractual Cash Obligations	$17,733	$2,285	$2,202	$2,162	$11,084

(a)
Reflects principal maturities only.  See Note 4 to the Financial Statements for a discussion of conversion triggers related to PPL Energy Supply's 2.625% Convertible Senior Notes.  Also, see Statements of Long-term Debt for a discussion of the remarketing feature related to PPL Energy Supply's 5.70% REset Put Securities.

(b)
Assumes interest payments through maturity, except for the 2.625% Convertible Senior Notes.  The payments herein are subject to change, as payments for debt that is or becomes variable-rate debt have been estimated and payments denominated in British pounds sterling have been translated to U.S. dollars at a current foreign currency exchange rate.

(c)
The payments reflected herein are subject to change, as certain purchase obligations included are estimates based on projected obligated quantities and/or projected pricing under the contracts.  Purchase orders made in the ordinary course of business are excluded from the amounts presented.  The payments also include obligations related to nuclear fuel and the installation of the scrubbers, which are also reflected in the Capital Expenditures table presented above.

(d)
The amounts reflected represent WPD's contractual deficit pension funding requirements arising from an actuarial valuation performed in March 2007.  The U.K. electricity regulator currently allows a recovery of a substantial portion of the contributions relating to the plan deficit; however, WPD cannot be certain that this will continue beyond the current review period, which extends to March 31, 2010.

Based on the current funded status of PPL Energy Supply's U.S. qualified pension plans, no contributions are required.  See Note 13 to the Financial Statements for a discussion of expected contributions.

(e)
At December 31, 2007, total unrecognized tax benefits of $115 million were excluded from this table as PPL Energy Supply cannot reasonably estimate the amount and period of future payments.  See Note 5 to the Financial Statements for additional information.

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

The following table summarizes the credit ratings of PPL Energy Supply and its rated subsidiaries at December 31, 2007.

	Moody's	S&P	Fitch (a)
PPL Energy Supply (b)
Issuer Rating		BBB	BBB
Senior Unsecured Notes	Baa2	BBB	BBB+
Commercial Paper	P-2	A-2	F2
Outlook	STABLE	STABLE	STABLE

PPL Montana
Pass-Through Certificates	Baa3	BBB-	BBB
Outlook	STABLE	STABLE

WPDH Limited
Issuer Rating	Baa3	BBB-	BBB-
Senior Unsecured Debt	Baa3	BBB-	BBB
Short-term Debt		A-3
Outlook	STABLE	STABLE	STABLE

WPD LLP
Issuer Rating		BBB-	BBB
Short-term Debt		A-3
Outlook	STABLE	STABLE	STABLE

WPD (South Wales)
Issuer Rating		BBB+	BBB+
Senior Unsecured Debt	Baa1	BBB+	A-
Short-term Debt		A-2	F2
Outlook	STABLE	STABLE	STABLE

WPD (South West)
Issuer Rating	Baa1	BBB+	BBB+
Senior Unsecured Debt	Baa1	BBB+	A-
Short-term Debt	P-2	A-2	F2
Outlook	STABLE	STABLE	STABLE

(a)	All Issuer Ratings for Fitch are "Issuer Default Ratings."
(b)
Excludes Exempt Facilities Revenue Bonds issued by the Pennsylvania Economic Development Financing Authority on behalf of PPL Energy Supply, which are currently supported by a letter of credit and are rated on the basis of the credit enhancement.

Moody's did not take any actions related to PPL Energy Supply and its rated subsidiaries during 2007.  In March 2007, Fitch affirmed its BBB rating of PPL Montana's 8.903% Pass Through Certificates due 2020.  In December 2007, S&P completed its annual review of PPL Energy Supply and affirmed its credit ratings and stable outlook noted in the table above for PPL Energy Supply.

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

WPD (South West)'s 1.541% Index-linked Notes due 2053 and 2056 and WPD (South Wales)'s 4.80436% Notes due 2037 may be put by the holders back to the issuer for redemption if the long-term credit ratings assigned to the notes by Moody's, S&P or Fitch are withdrawn by any of the rating agencies or reduced to a non-investment grade rating of Ba1 or BB+ in connection with a restructuring event.  A restructuring event includes the loss of, or a material adverse change to, the distribution license under which WPD (South West) and WPD (South Wales) operate.  These notes totaled $943 million at December 31, 2007.

PPL Energy Supply and its subsidiaries do not have additional material liquidity exposures caused by a ratings downgrade below "investment grade" that would accelerate the due dates of borrowings.  However, if PPL Energy Supply's debt ratings had been below investment grade at December 31, 2007, PPL Energy Supply would have had to post an additional $132 million of collateral to counterparties.

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

PPL Energy Supply has entered into certain guarantee agreements that are within the scope of FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34."  See Note 15 to the Financial Statements for a discussion of guarantees.

Risk Management - Energy Marketing & Trading and Other

Market Risk

Background

Market risk is the potential loss PPL Energy Supply may incur as a result of price changes associated with a particular financial or commodity instrument.  PPL Energy Supply is exposed to market risk from:

•
commodity price risk for energy and energy-related products associated with the sale of electricity from its generating assets and other electricity marketing activities, the purchase of fuel for generating assets and energy trading activities, and the purchase of certain metals necessary for the scrubbers PPL Energy Supply is installing at some of its coal-fired generating stations;

•
interest rate risk associated with variable-rate debt and the fair value of fixed-rate debt used to finance operations, as well as the fair value of debt securities invested in by PPL Energy Supply's nuclear decommissioning trust funds, as well as PPL Energy Supply's defined benefit plans;

•	foreign currency exchange rate risk associated with investments in U.K. affiliates, as well as purchases of equipment in currencies other than U.S. dollars; and
•	price risk associated with the fair value of equity securities invested in by PPL Energy Supply's nuclear decommissioning trust funds, as well as PPL Energy Supply's defined benefit plans.

PPL Energy Supply has a risk management policy approved by PPL's Board of Directors to manage market risk and counterparty credit risk.  Credit risk is discussed below.  The RMC, comprised of senior management and chaired by the Vice President-Risk Management, oversees the risk management function.  Key risk control activities designed to ensure compliance with the risk policy and detailed programs include, but are not limited to, credit review and approval, validation of transactions and market prices, verification of risk and transaction limits, sensitivity analyses, daily portfolio reporting, including open positions, mark-to-market valuations and other risk measurement metrics.

The forward-looking information presented below provides estimates of what may occur in the future, assuming certain adverse market conditions, due to reliance on model assumptions.  Actual future results may differ materially from those presented.  These disclosures are not precise indicators of expected future losses, but only indicators of reasonably possible losses.

Contract Valuation

PPL Energy Supply utilizes forward contracts, futures contracts, options, swaps and structured deals, such as tolling agreements, as part of its risk management strategy to minimize unanticipated fluctuations in earnings caused by commodity price, interest rate and foreign currency volatility. When available, quoted market prices are used to determine the fair value of a commodity or financial instrument.  This may include exchange prices, quotes obtained from brokers, or an independent valuation by an external source, such as a bank.  However, market prices for energy or energy-related contracts may not be readily determinable because of market illiquidity.  If no active trading market exists, contract valuations may include the use of internally developed models, which are then reviewed by an independent, internal group.  Although PPL Energy Supply believes its valuation methods are reasonable, changes in underlying assumptions could result in significantly different values and realization in future periods.

To record energy derivatives at their fair value, PPL Energy Supply discounts the forward values, as appropriate, using the U.S. Utility BBB Curve.  Additionally, PPL Energy Supply adjusts derivative carrying values to recognize differences in counterparty credit quality, potential market illiquidity for net open positions and the risk that modeled values may be inaccurate, as follows:

•	The credit adjustment takes into account the probability of default for each counterparty that has a net out-of-the money position with PPL Energy Supply.

•
The liquidity adjustment takes into account the fact that PPL Energy Supply might have to accept the "ask" price if it wants to close an open sales position or the "bid" price if it wants to close an open purchase position.

•
The modeling adjustment takes into account the uncertainty of the market values used for certain contracts when there is no external market to value the contract or when PPL Energy Supply is unable to find independent confirmation of the true market value of the contract.

Accounting and Reporting

To account for and report on contracts entered into to manage market risk, PPL Energy Supply follows the provisions of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and interpreted (together, "SFAS 133"); EITF 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities;" and EITF 03-11, "Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to FASB Statement No. 133 and Not 'Held for Trading Purposes' as Defined in Issue No. 02-3."  In accordance with SFAS 133, all derivative instruments are recorded at fair value on the balance sheet as an asset or liability (unless they meet SFAS 133's criteria for exclusion), and changes in the derivatives' fair value are recognized currently in earnings unless specific hedge accounting criteria are met.

In accordance with EITF 02-3, PPL Energy Supply reflects its net realized and unrealized gains and losses associated with all derivatives that are held for trading purposes in the "Net energy trading margins" line on the Statements of Income.

In accordance with EITF 03-11, non-trading bilateral sales of electricity at major market delivery points are netted with purchases that offset the sales at those same delivery points.  A major market delivery point is any delivery point with liquid pricing available.

These contracts are recorded as "Price risk management assets" and "Price risk management liabilities" on the Balance Sheets.  Short-term derivative positions are included in "Current Assets" and "Current Liabilities."  Long-term derivative positions are included in "Other Noncurrent Assets" and "Deferred Credits and Other Noncurrent Liabilities."

Accounting Designation

Energy contracts that do not qualify as derivatives receive accrual accounting treatment.  For commodity contracts that meet the definition of a derivative, the circumstances and intent existing at the time that energy transactions are entered into determine their accounting designation.  In addition to commodity transactions, PPL Energy Supply enters into financial interest rate and foreign currency swap contracts to hedge interest expense and foreign currency risk associated with both existing and anticipated debt issuances.  PPL Energy Supply also enters into foreign currency swap contracts to hedge the fair value of firm commitments denominated in foreign currency and net investments in foreign operations.  As with commodity transactions, the circumstances and intent existing at the time of the transaction determine a contract's accounting designation.  These designations are verified by an independent internal group on a daily basis.  See Note 18 to the Financial Statements for a summary of the guidelines used for the designation of derivative energy contracts.

Commodity Price Risk (Non-trading)

Commodity price risk is one of PPL Energy Supply's most significant risks due to the level of investment that PPL Energy Supply maintains in its generation assets.  Several factors influence price levels and volatilities.  These factors include, but are not limited to, seasonal changes in demand, weather conditions, available generating assets within regions, transportation availability and reliability within and between regions, market liquidity, and the nature and extent of current and potential federal and state regulations.

To hedge the impact of market price fluctuations on PPL Energy Supply's energy-related assets, liabilities and other contractual arrangements, PPL EnergyPlus sells and purchases physical energy at the wholesale level under FERC market-based tariffs throughout the U.S. and enters into financial exchange-traded and over-the-counter contracts.  PPL Energy Supply's non-trading commodity derivative contracts mature at various times through 2017.  PPL Energy Supply segregates its non-trading activities into two categories:  hedge activity and economic activity.  Transactions that are accounted for as hedge activity qualify for hedge accounting treatment under SFAS 133.  The majority of PPL Energy Supply's energy transactions qualify for accrual or hedge accounting.  The economic activity category includes transactions that address a specific risk, but were not eligible for hedge accounting or for which hedge accounting was not elected.  Included in this category are certain load-following energy obligations and related supply contracts, FTRs, crude oil swaps to hedge rail transportation charges and hedges of synthetic fuel tax credits.  Although they do not receive hedge accounting treatment, these contracts are considered non-trading activity.  The fair value of economic activity at December 31, 2007, including net premiums on options, was $67 million.

Within PPL Energy Supply's non-trading portfolio, the decision to enter into energy contracts is influenced by the expected value of PPL Energy Supply's generation.  In determining the number of MWhs that are available to be sold forward, PPL Energy Supply reduces the maximum potential output that a plant may produce by three factors - planned maintenance, unplanned outages and economic conditions.  The potential output of a plant is first reduced by the amount of unavailable generation due to planned maintenance on a particular unit.  Another reduction, representing the unplanned outage rate, is the amount of MWhs that historically is not produced by a plant due to such factors as equipment breakage.  Finally, the potential output of certain plants (such as peaking units) is reduced because their higher cost of production will not allow them to economically run during all hours.

PPL Energy Supply's non-trading portfolio also includes full requirements energy contracts that qualify for accrual accounting.  The net obligation to serve these contracts changes minute by minute.  Anticipated usage patterns and energy peaks are affected by expected load changes, regional economic drivers and seasonality.  PPL Energy Supply analyzes historical on-peak and off-peak usage patterns, expected load changes, regional economic drivers, and weather patterns, among other factors, to determine a monthly level of a block of electricity that best fits the usage patterns in order to minimize earnings volatility.  To satisfy its full requirements obligations, PPL Energy Supply may enter into contracts to purchase unbundled products of electricity, capacity, renewable energy credits and other ancillary products.  Alternatively, PPL Energy Supply may reserve a block amount of generation for full requirements contracts that is expected to be the best match with anticipated usage patterns and energy peaks.  The majority of purchases to supply full requirements sales contracts receive hedge accounting treatment.

Besides energy commodities, PPL Energy Supply implemented a program in 2006 to hedge its exposures to changes in market prices of certain metals necessary for the scrubbers PPL Energy Supply is installing at the Brunner Island and Montour generating plants.  These contracts qualified for hedge accounting treatment.

The following chart sets forth the net fair market value of PPL Energy Supply's non-trading commodity derivative contracts.

	Gains (Losses)
	2007	2006

Fair value of contracts outstanding at the beginning of the period	$(111)	$(278)
Contracts realized or otherwise settled during the period	(161)	22
Fair value of new contracts at inception	79	(44)
Other changes in fair values	(112)	189
Fair value of contracts outstanding at the end of the period	$(305)	$(111)

The following chart segregates estimated fair values of PPL Energy Supply's non-trading commodity derivative contracts at December 31, 2007, based on whether fair values are determined by quoted market prices or other more subjective means.

	Fair Value of Contracts at Period-End Gains (Losses)
	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years	Total Fair Value
Source of Fair Value
Prices actively quoted	$9	$(51)	$(42)		$(84)
Prices provided by other external sources	(79)	(203)	(112)	$(45)	(439)
Prices based on models and other valuation methods	20	10	34	154	218
Fair value of contracts outstanding at the end of the period	$(50)	$(244)	$(120)	$109	$(305)

The "Prices actively quoted" category includes the fair value of exchange-traded options and futures contracts, which have quoted prices through 2013.

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

Because of PPL Energy Supply's efforts to hedge the value of energy from its generation assets, PPL Energy Supply sells electricity, capacity and related services and buys fuel on a forward basis, resulting in open contractual positions.  If PPL Energy Supply were unable to deliver firm capacity and energy or to accept the delivery of fuel under its agreements, under certain circumstances it could be required to pay damages.  These damages would be based on the difference between the market price and the contract price of the commodity.  Depending on price volatility in the wholesale energy markets, such damages could be significant.  Extreme weather conditions, unplanned power plant outages, transmission disruptions, nonperformance by counterparties (or their own counterparties) with which it has energy contracts and other factors could affect PPL Energy Supply's ability to meet its obligations, or cause significant increases in the market price of replacement energy.  Although PPL Energy Supply attempts to mitigate these risks, there can be no assurance that it will be able to fully meet its firm obligations, that it will not be required to pay damages for failure to perform, or that it will not experience counterparty nonperformance in the future.

At December 31, 2007, PPL Energy Supply estimated that a 10% adverse movement in market prices across all geographic areas and time periods would have decreased the value of the commodity contracts in its non-trading portfolio by approximately $513 million, compared with a decrease of $303 million at December 31, 2006.  For purposes of this calculation, an increase in the market price for electricity is considered an adverse movement because PPL Energy Supply's electricity portfolio is generally in a net sales position, and a decrease in the market price for fuel is considered an adverse movement because PPL Energy Supply's commodity fuels portfolio is generally in a net purchase position.  PPL Energy Supply enters into those commodity contracts to reduce the market risk inherent in the generation of electricity.

Starting in 2007, PPL Energy Supply elected to use an alternative method for disclosing quantitative information about certain market risk sensitive instruments.  This method utilizes a VaR model to measure commodity price risk in its non-trading and trading portfolios.  This approach is consistent with how PPL's Risk Manager assesses the market risk of its commodity business.  VaR is a statistical model that attempts to predict risk of loss, under normal market conditions, based on historical market price volatility.  PPL Energy Supply calculates VaR using a Monte Carlo simulation technique, which uses historical data from the past 12 month period.  The VaR is the estimated nominal loss of earnings based on a one-day holding period at a 95% confidence interval.  At December 31, 2007, the VaR for PPL Energy Supply's non-trading portfolio was $12 million.

Commodity Price Risk (Trading)

PPL Energy Supply also executes energy contracts to take advantage of market opportunities.  As a result, PPL Energy Supply may at times create a net open position in its portfolio that could result in significant losses if prices do not move in the manner or direction anticipated.  The margins from these trading activities are shown in the Statements of Income as "Net energy trading margins."

PPL Energy Supply's trading contracts mature at various times through 2012.  The following chart sets forth the net fair market value of PPL Energy Supply's trading contracts.

	Gains (Losses)
	2007	2006

Fair value of contracts outstanding at the beginning of the period	$41	$5
Contracts realized or otherwise settled during the period	(29)	(10)
Fair value of new contracts at inception	(15)	(2)
Other changes in fair values	19	48
Fair value of contracts outstanding at the end of the period	$16	$41

PPL Energy Supply expects to reverse unrealized losses of approximately $9 million over the next three months as the transactions are realized.

The following chart segregates estimated fair values of PPL Energy Supply's trading portfolio at December 31, 2007, based on whether the fair values are determined by quoted market prices or other more subjective means.

	Fair Value of Contracts at Period-End Gains (Losses)
	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years	Total Fair Value
Source of Fair Value
Prices actively quoted	$6	$6			$12
Prices provided by other external sources	(1)	14	$1		14
Prices based on models and other valuation methods	(6)	(4)			(10)
Fair value of contracts outstanding at the end of the period	$(1)	$16	$1		$16

See "Commodity Price Risk (Non-trading)" for information on the various sources of fair value.

At December 31, 2007, PPL Energy Supply estimated that a 10% adverse movement in market prices across all geographic areas and time periods would have decreased the value of the commodity contracts in its trading portfolio by $27 million, compared with a decrease of $37 million at December 31, 2006.

At December 31, 2007, the VaR for PPL Energy Supply's trading portfolio was $3 million.

Synthetic Fuel Tax Credit Risk

PPL Energy Supply expected the high level and the volatility of crude oil prices to reduce the amount of synthetic fuel tax credits it would receive through synthetic fuel production.  The tax credits are reduced if the annual average wellhead price of domestic crude oil falls within a phase-out range.  The tax credits are eliminated if this reference price exceeds the phase-out range.  See "Regulatory Issues - IRS Synthetic Fuels Tax Credits" in Note 15 to the Financial Statements for more information regarding the phase-out of the tax credits.

PPL Energy Supply implemented a risk management strategy to hedge a portion of the variability of cash flows associated with its 2006 and 2007 synthetic fuel tax credits by hedging the risk that 2006 and 2007 annual average wellhead prices for domestic crude oil will be within the phase-out range.

PPL Energy Supply had net purchased options for 2007 to mitigate its tax credit phase-out risk due to an increase of the average wellhead price in 2007.  These positions did not qualify for hedge accounting treatment.  The settlement value of these positions at December 31, 2007, was a gain of $100 million.  The proceeds were received in January 2008.

Commodity Price Risk Summary

In accordance with its marketing strategy, PPL Energy Supply does not completely hedge its generation output or fuel requirements.  PPL Energy Supply estimates that for its entire portfolio, including all generation, emissions and physical and financial energy positions, a 10% adverse change in power prices across all geographic zones and time periods would not have a material effect on expected 2008 gross margins.  Similarly, a 10% adverse movement in all fossil fuel prices would decrease expected 2008 gross margins by $20 million.

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

At December 31, 2007, PPL Energy Supply's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was $3 million, compared with $4 million at December 31, 2006.

PPL Energy Supply is also exposed to changes in the fair value of its domestic and international debt portfolios.  At December 31, 2007, PPL Energy Supply estimated that its potential exposure to a change in the fair value of its debt portfolio, through a 10% adverse movement in interest rates, was $251 million, compared with $296 million at December 31, 2006.

PPL and PPL Energy Supply utilize various risk management instruments to reduce PPL Energy Supply's exposure to the expected future cash flow variability of its debt instruments.  These risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financing.  While PPL Energy Supply is exposed to changes in the fair value of these instruments, any changes in the fair value of these instruments are recorded in equity and reclassified into earnings in the same period during which the item being hedged affects earnings.  At December 31, 2007 and 2006, PPL Energy Supply had none of these instruments outstanding.

PPL and PPL Energy Supply also utilize various risk management instruments to adjust the mix of fixed and floating interest rates in PPL Energy Supply's debt portfolio.  While PPL Energy Supply is exposed to changes in the fair value of these instruments, any change in market value is recorded with an equal and offsetting change in the value of the debt being hedged.  At December 31, 2007, the market value of these instruments, representing the amount PPL Energy Supply would receive upon their termination, was insignificant.  PPL Energy Supply estimated that its potential exposure to a change in the fair value of these instruments, through a 10% adverse movement in interest rates, was $1 million at December 31, 2007 and 2006.

WPDH Limited holds a net position in cross-currency swaps totaling $527 million to hedge the interest payments and principal of its U.S. dollar-denominated bonds with maturity dates ranging from December 2008 to December 2028.  The estimated value of this position at December 31, 2007, being the amount WPDH Limited would pay to terminate it, including accrued interest, was $152 million.  At December 31, 2007, WPDH Limited estimated that its potential additional exposure to a change in the market value of these instruments, through a 10% adverse movement in foreign currency exchange rates and interest rates, was $122 million.  At December 31, 2006, the potential additional exposure for the cross-currency swaps outstanding at that time was $115 million for a 10% adverse movement in foreign currency exchange rates and interest rates.

Foreign Currency Risk

PPL Energy Supply is exposed to foreign currency risk, primarily through investments in U.K. affiliates.  In addition, PPL Energy Supply's domestic operations may make purchases of equipment in currencies other than U.S. dollars.

PPL and PPL Energy Supply have adopted a foreign currency risk management program designed to hedge certain foreign currency exposures, including firm commitments, recognized assets or liabilities, anticipated transactions and net investments.  In addition, PPL and PPL Energy Supply enter into financial instruments to protect against foreign currency translation risk of expected earnings.

In 2007, PPL executed forward sale contracts totaling £98 million.  In connection with these transactions, PPL Energy Supply entered into forward contracts with PPL that have terms identical to those executed by PPL.  These forward sale contracts are to protect the value of a portion of PPL Energy Supply's net investment in WPD.  The settlement dates of these contracts range from January 2008 through June 2011.  At December 31, 2007, the market value of these positions, representing the amount PPL Energy Supply would receive from PPL and PPL would receive from third parties upon their termination, was $3 million.  PPL Energy Supply estimated that the potential exposure to a change in the market value of these instruments, through a 10% adverse movement in foreign currency exchange rates, was $18 million at December 31, 2007.

Nuclear Decommissioning Trust Funds - Securities Price Risk

In connection with certain NRC requirements, PPL Susquehanna maintains trust funds to fund certain costs of decommissioning the Susquehanna nuclear station.  As of December 31, 2007, these funds were invested primarily in domestic equity securities and fixed-rate, fixed-income securities and are reflected at fair value on PPL Energy Supply's Balance Sheet.  The mix of securities is designed to provide returns sufficient to fund Susquehanna's decommissioning and to compensate for inflationary increases in decommissioning costs.  However, the equity securities included in the trusts are exposed to price fluctuation in equity markets, and the values of fixed-rate, fixed-income securities are exposed to changes in interest rates.  PPL actively monitors the investment performance and periodically reviews asset allocation in accordance with its nuclear decommissioning trust policy statement.  At December 31, 2007, a hypothetical 10% increase in interest rates and a 10% decrease in equity prices would have resulted in an estimated $40 million reduction in the fair value of the trust assets, compared with a $38 million reduction at December 31, 2006.  See Note 21 to the Financial Statements for additional information regarding the nuclear decommissioning trust funds.

Defined Benefit Plans - Securities Price Risk

See "Application of Critical Accounting Policies - Defined Benefits" for additional information regarding the effect of securities price risk on plan assets.

Credit Risk

Credit risk relates to the risk of loss that PPL Energy Supply would incur as a result of nonperformance by counterparties of their contractual obligations.  PPL Energy Supply maintains credit policies and procedures with respect to counterparties (including requirements that counterparties maintain certain credit ratings criteria) and requires other assurances in the form of credit support or collateral in certain circumstances in order to limit counterparty credit risk.  However, PPL Energy Supply has concentrations of suppliers and customers among electric utilities, natural gas distribution companies and other energy marketing and trading companies.  These concentrations of counterparties may impact PPL Energy Supply's overall exposure to credit risk, either positively or negatively, in that counterparties may be similarly affected by changes in economic, regulatory or other conditions.  As discussed above in "Contract Valuation," PPL Energy Supply records certain nonperformance reserves to reflect the probability that a counterparty with contracts that are out of the money (from the counterparty's standpoint) will default in its performance.  In this case, PPL Energy Supply would have to sell into a lower-priced market or purchase from a higher-priced market.  These reserves are reflected in the fair value of assets recorded in "Price risk management assets" on the Balance Sheets.  PPL Energy Supply also records reserves to reflect the probability that a counterparty will not make payments for deliveries PPL Energy Supply has made but not yet billed.  These reserves are reflected in "Unbilled revenues" on the Balance Sheets.  PPL Energy Supply also has established a reserve with respect to certain sales to the California ISO for which PPL Energy Supply has not yet been paid, which is reflected in accounts receivable on the Balance Sheets.  See Note 15 to the Financial Statements for additional information.

Related Party Transactions

PPL Energy Supply is not aware of any material ownership interests or operating responsibility by senior management of PPL Energy Supply in outside partnerships, including leasing transactions with variable interest entities, or other entities doing business with PPL Energy Supply.

For additional information on related party transactions, see Note 16 to the Financial Statements.

Acquisitions, Development and Divestitures

PPL Energy Supply continuously evaluates strategic options for its business segments and, from time to time, PPL Energy Supply and its subsidiaries are involved in negotiations with third parties regarding acquisitions and dispositions of businesses and assets, joint ventures and development projects, which may or may not result in definitive agreements.  Any such transactions may impact future financial results.  See Notes 9, 10 and 15 to the Financial Statements for information regarding such recent transactions.

PPL Energy Supply is currently planning incremental capacity increases of 331 MW at several existing domestic generating facilities.  Offsetting this increase is an expected 30 MW reduction in net generation capability at each of the Brunner Island and Montour plants, due to the estimated increases in station service usage during the scrubber operation.  See Note 15 to the Financial Statements for additional information, as well as information regarding the shutdown of two 150 MW generating units at Martins Creek in September 2007.

PPL Energy Supply continuously reexamines development projects based on market conditions and other factors to determine whether to proceed with the projects, sell, cancel or expand them, execute tolling agreements or pursue other options.

Environmental Matters

See Note 15 to the Financial Statements for a discussion of environmental matters.

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

In 2006, the FASB issued SFAS 157, "Fair Value Measurements."  Among other things, SFAS 157 provides a definition of fair value as well as a framework for measuring fair value.  In February 2008, the FASB amended SFAS 157 through the issuance of FSP FAS 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" and  FSP FAS 157-2, "Effective Date of FASB Statement No. 157."  FSP FAS 157-1 amends SFAS 157 to exclude from its scope, certain accounting pronouncements that address fair value measurements associated with leases.  FSP FAS 157-2 delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

As permitted by this guidance, PPL Energy Supply will partially adopt SFAS 157, as amended, effective January 1, 2008.  The January 1, 2008 adoption, although not expected to be significant, is expected to affect the fair value component of PPL Energy Supply's critical accounting policies related to "Price Risk Management" and "Defined Benefits" in future periods.  As permitted by this guidance, PPL Energy Supply will adopt SFAS 157, as amended, effective January 1, 2009, for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis.  The January 1, 2009 adoption could affect the fair value component of PPL Energy Supply's critical accounting policies related to "Asset Impairment" and "Asset Retirement Obligations."  See Note 23 to the Financial Statements for additional information regarding SFAS 157, as amended.

1) Price Risk Management

See "Risk Management - Energy Marketing & Trading and Other" in Financial Condition.

2) Defined Benefits

PPL Energy Supply subsidiaries sponsor various defined benefit pension and other postretirement plans and participate in, and are allocated a significant portion of the liability and net periodic defined benefit costs of plans sponsored by PPL Services based on participation in those plans.  PPL and PPL Energy Supply follow the guidance of SFAS 87, "Employers' Accounting for Pensions," and SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," when accounting for these defined benefits.  In addition, PPL and PPL Energy Supply adopted the recognition and measurement date provisions of SFAS 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans," effective December 31, 2006.  Subsequent to the adoption of SFAS 158, PPL and PPL Energy Supply are required to record an asset or liability to recognize the funded status of all defined benefit plans with an offsetting entry to other comprehensive income (OCI).  Consequently, the funded status of all defined benefit plans is now fully recognized on the Balance Sheets and PPL and PPL Energy Supply no longer recognize additional minimum liability adjustments in OCI.  See Note 13 to the Financial Statements for additional information about the plans and the accounting for defined benefits.

Under these accounting standards, assumptions are made regarding the valuation of benefit obligations and the performance of plan assets.  Delayed recognition in earnings of differences between actual results and expected or estimated results is a guiding principle of these standards.  Annual net periodic defined benefit costs are recorded in current earnings based on these estimated results.  Any difference between actual and estimated results is recorded in OCI.  These amounts in accumulated OCI are amortized to income over future periods.  This delayed recognition in income of actual results allows for a smoothed recognition of costs over the working lives of the employees who benefit under the plans.  The primary assumptions are:

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

In selecting a discount rate for its domestic defined benefit plans, PPL Energy Supply starts with an analysis of the expected benefit payment stream for its plans.  This information is first matched against a spot-rate yield curve.  A portfolio of over 500 Aa-graded non-callable (or callable with make-whole provisions) bonds, with a total amount outstanding in excess of $350 billion, serves as the base from which those with the lowest and highest yields are eliminated to develop the ultimate yield curve.  The results of this analysis are considered together with other economic data and movements in various bond indices to determine the discount rate assumption.  At December 31, 2007, PPL Energy Supply increased the discount rate for its domestic pension plans from 5.94% to 6.39% as a result of this assessment and increased the discount rate for its other postretirement benefit plans from 5.79% to 6.13%.

A similar process is used to select the discount rate for the WPD pension plans, which uses an iBoxx British pounds sterling denominated corporate bond index as its base.  At December 31, 2007, PPL Energy Supply increased the discount rate for its international pension plans from 5.17% to 6.37% as a result of this assessment.

In selecting an expected return on plan assets, PPL Energy Supply considers tax implications, past performance and economic forecasts for the types of investments held by the plans.  At December 31, 2007, PPL Energy Supply's expected return on plan assets was decreased from 8.27% to 8.04% for its domestic pension plans.  For its international plans, PPL Energy Supply's expected return on plan assets was reduced from 8.09% to 7.90% at December 31, 2007.

In selecting a rate of compensation increase, PPL Energy Supply considers past experience in light of movements in inflation rates.  At December 31, 2007, PPL Energy Supply's rate of compensation increase remained at 4.75% for its domestic plans.  For its international plans, PPL Energy Supply's rate of compensation increase was increased from 4.0% to 4.25% at December 31, 2007.

In selecting health care cost trend rates, PPL Energy Supply considers past performance and forecasts of health care costs.  At December 31, 2007, PPL Energy Supply's health care cost trend rates were 9.0% for 2008, gradually declining to 5.5% for 2014.

A variance in the assumptions listed above could have a significant impact on accrued defined benefit liabilities or assets, reported annual net periodic defined benefit costs and OCI.  While the charts below reflect either an increase or decrease in each assumption, the inverse of this change would impact the accrued defined benefit liabilities or assets, reported annual net periodic defined benefit costs and OCI by a similar amount in the opposite direction.  The sensitivities below reflect an evaluation of the change based solely on a change in that assumption and does not include income tax effects.

At December 31, 2007, PPL Energy Supply had recorded the following defined benefit plan assets and liabilities:

Pension assets	$145
Pension liabilities	24
Other postretirement benefit liabilities	109

The following chart reflects the sensitivities in the December 31, 2007 Balance Sheet associated with a change in certain assumptions based on PPL's and PPL Energy Supply's primary defined benefit plans.

	Increase (Decrease)
Actuarial assumption	Change in assumption	Impact on obligations	Impact on pension assets	Impact on postretirement liabilities	Impact on OCI

Discount Rate	(0.25)%	$141	$(136)	$5	$(141)
Rate of Compensation Increase	0.25%	27	(27)		(27)
Health Care Cost Trend Rate (a)	1.0%	8	N/A	8	(8)

(a)	Only impacts other postretirement benefits.

In 2007, PPL Energy Supply was allocated and recognized net periodic defined benefit costs charged to operating expenses of $62 million.  This amount represents a $15 million increase from 2006.  This increase in expense was primarily attributable to PPL Energy Supply's international plans, and increased amortization from accumulated OCI of prior losses.

The following chart reflects the sensitivities in the 2007 Statement of Income associated with a change in certain assumptions based on PPL's and PPL Energy Supply's primary defined benefit plans.

Actuarial assumption	Change in assumption	Impact on defined benefit costs

Discount Rate	(0.25)%	$16
Expected Return on Plan Assets	(0.25)%	9
Rate of Compensation Increase	0.25%	4
Health Care Cost Trend Rate (a)	1.0%	1

(a)	Only impacts other postretirement benefits.

3) Asset Impairment

PPL Energy Supply performs impairment analyses for long-lived assets, including intangibles, which are subject to depreciation or amortization in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."  PPL Energy Supply tests for impairment whenever events or changes in circumstances indicate that a long-lived asset's carrying value may not be recoverable.  Examples of such events or changes in circumstances are:

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

In determining asset impairments, management must make significant judgments to estimate future cash flows, the useful lives of long-lived assets, the fair value of the assets and management's intent to use the assets.  Changes in assumptions and estimates included within the impairment reviews could result in significantly different results than those identified and recorded in the financial statements.  For determining fair value, the FASB has indicated that quoted market prices in active markets are the best evidence of fair value.  However, when market prices are unavailable, other valuation techniques may be used.  PPL Energy Supply has generally used discounted cash flow to estimate fair value.  Discounted cash flow is calculated by estimating future cash flow streams and applying appropriate discount rates to determine the present value of the cash flow streams.

PPL Energy Supply has determined that, when considering alternative courses of action to recover the carrying value of a long-lived asset, it uses estimated cash flows from the "most likely" approach to assess impairment whenever one scenario is clearly the most likely outcome.  If no scenario is clearly most likely, then a probability-weighted approach is used taking into consideration estimated cash flows from the alternative scenarios.  For assets tested for impairment as of the balance sheet date, the estimates of future cash flows used in that test consider the likelihood of possible outcomes that existed at the balance sheet date, including the assessment of the likelihood of the future sale of the assets.  That assessment made as of the balance sheet date is not revised based on events that occur after the balance sheet date.

In 2007, PPL Energy Supply recorded impairments of certain long-lived assets.  See Note 9 to the Financial Statements for a discussion of the impairment of PPL Energy Supply's domestic telecommunication assets, Note 10 to the Financial Statements for a discussion of the impairment of certain Latin American businesses and Note 15 to the Financial Statements for a discussion of the impairment of certain transmission rights.

PPL Energy Supply performs impairment analyses for goodwill in accordance with SFAS 142, "Goodwill and Other Intangible Assets."  SFAS 142 requires goodwill to be tested for impairment at the reporting unit level.  PPL Energy Supply has determined its reporting units to be at or one level below its operating segments.  PPL Energy Supply performs an annual impairment test for goodwill, or more frequently if events or changes in circumstances indicate that the carrying value of the reporting unit may be greater than the unit's fair value.

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

In 2007, no second-step assessments were required for goodwill in any reporting units.  PPL Energy Supply's most significant assumptions surrounding the goodwill impairment tests relate to the estimates of reporting unit fair values.  PPL Energy Supply estimated fair values primarily based upon discounted cash flows.  For the U.K. reporting unit, an increase of the discount rate by 25 basis points or a 10% reduction in cash flows would have resulted in the failure of the first-step assessment and required the performance of the second-step assessment.  The second-step assessment would have required a purchase price allocation based on the guidance from SFAS 141, "Business Combinations."  It would have taken a significant change in the fair value of the assets and liabilities of WPD to result in an impairment of goodwill in the second-step assessment.  A decrease in the forecasted cash flows of 10% or an increase of the discount rates by 25 basis points for the other goodwill tests would not have resulted in an impairment of goodwill in other reporting units.

PPL Energy Supply also performs a review of the residual value of leased assets in accordance with SFAS 13, "Accounting for Leases."  PPL Energy Supply tests the residual value of these assets annually or more frequently whenever events or changes in circumstances indicate that a leased asset's residual value may have declined.  The residual value is defined by SFAS 13 as the estimated fair value of the leased property at the end of the lease term.  If the review produces a lower estimate of residual value than was originally recorded, PPL Energy Supply is required to determine whether the decline is other than temporary.  If it is other than temporary, the residual value will be revised using the new estimate.  This reduction in the residual value will be recognized as a loss in the period in which the estimate was changed.  If the review provides a higher estimate of residual value than was originally recorded, no adjustment will be made.

In testing the residual value of leased assets, management must make significant assumptions to estimate:  future cash flows; the useful lives of the leased assets; fair value of the assets; and management's intent to use the assets.  Changes in assumptions used in the tests could result in significantly different outcomes from those identified and recorded in the financial statements.  PPL Energy Supply uses discounted cash flow to determine the estimated fair value of the leased assets at the end of the lease term.

In 2007, PPL Energy Supply and its subsidiaries evaluated the residual value of certain leased assets.  This analysis did not indicate any necessary changes to the residual value.  PPL Energy Supply's estimate was based on using projections of electric and fuel prices and any firm sale and purchase agreements.  An increase of the discount rate by 25 basis points or a 10% reduction in the forecasted cash flows would not have resulted in a reduction of the residual value of these leased assets.

4) Leasing

PPL Energy Supply applies the provisions of SFAS 13, "Accounting for Leases," to all leasing transactions.  In addition, PPL Energy Supply applies the provisions of numerous other accounting pronouncements issued by the FASB and the EITF that provide specific guidance and additional requirements related to accounting for various leasing arrangements.  In general, there are two types of leases from a lessee's perspective: operating leases (leases accounted for off-balance sheet); and capital leases (leases capitalized on the balance sheet).

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

At December 31, 2007, PPL Energy Supply continued to participate in a significant sale/leaseback transaction.  In July 2000, PPL Montana sold its interest in the Colstrip generating plant to owner lessors who are leasing the assets back to PPL Montana under four 36-year leases.  This transaction is accounted for as an operating lease in accordance with current accounting pronouncements related to sale/leaseback arrangements.  If for any reason this transaction did not meet the requirements for off-balance sheet operating lease treatment as a sale/leaseback, PPL Energy Supply would have recorded approximately $231 million of additional assets and approximately $292 million of additional liabilities on its balance sheet at December 31, 2007, and would have recorded additional expenses estimated at $6 million, after-tax, in 2007.

See Note 11 to the Financial Statements for additional information related to operating leases.

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

For loss contingencies, the loss must be accrued if (1) information is available that indicates it is "probable" that the loss has been incurred, given the likelihood of the uncertain future events and (2) the amount of the loss can be reasonably estimated.  The FASB defines "probable" as cases in which "the future event or events are likely to occur."  SFAS 5 does not permit the accrual of contingencies that might result in gains.  PPL Energy Supply continuously assesses potential loss contingencies for environmental remediation, litigation claims, regulatory penalties and other events.

PPL Energy Supply also has accrued estimated losses on long-term purchase commitments when significant events have occurred.  For example, estimated losses were accrued when long-term purchase commitments were assumed under asset acquisition agreements and when PPL Electric's generation business was deregulated.  Under regulatory accounting, PPL Electric recorded the above-market cost of energy purchases from NUGs as part of its purchased power costs on an as-incurred basis, since these costs were recovered in regulated rates.  When the generation business was deregulated, the estimated loss associated with these long-term purchase commitments to make above-market NUG purchases was recorded because PPL Electric was committed to purchase electricity at above market prices but it could no longer recover these costs in regulated rates.  As described below, this loss accrual was transferred to PPL EnergyPlus in the July 1, 2000 corporate realignment.  PPL Energy Supply considers these losses to be similar to asset impairments or inventory write-downs.

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

Initial Identification and Recording of the Loss Accrual

PPL Energy Supply uses its internal expertise and outside experts (such as lawyers and engineers), as necessary, to help estimate the probability that a loss has been incurred and the amount (or range) of the loss.

Significant loss accruals were initially recorded in 2005 and 2006.  One involved the accrual of remediation expenses in connection with the ash basin leak at the Martins Creek generating station.  Another was the loss accrual related to the PJM billing dispute.  Significant judgment was required by PPL's and PPL Energy Supply's management to perform the initial assessment of these contingencies.

•
In August 2005, there was a leak of water containing fly ash from a disposal basin at the Martins Creek plant.  This resulted in ash being deposited onto adjacent roadways and fields, and into a nearby creek and the Delaware River.  PPL Energy Supply immediately began to work with the Pennsylvania DEP and appropriate agencies and consultants to assess the extent of environmental damage caused by the discharge and to remediate the damage.  At that time, PPL Energy Supply had, and still has, no reason to believe that the Martins Creek fly ash leak has caused any danger to human health or any adverse biological impact on the river aquatic life.  However, at that time, PPL Energy Supply expected that it would be subject to an enforcement action by the Pennsylvania DEP and that claims may be brought against it by several state agencies and private litigants.

PPL Energy Supply's management assessed the contingency in the third quarter of 2005.  The ultimate cost of the remediation effort was difficult to estimate due to a number of uncertainties, such as the scope of the project, the impact of weather conditions on the ash recovery effort, and the ultimate outcome of enforcement actions and private litigation.  PPL Energy Supply's management concluded, at the time, that $33 million was the best estimate of the cost of the remediation effort.  PPL Energy Supply recorded this loss accrual in the third quarter of 2005.  See "Ongoing Assessment of Recorded Loss Accruals" for a discussion of the year-end assessments of this contingency.

•
In 2004, Exelon Corporation, on behalf of its subsidiary, PECO Energy, Inc. (PECO), filed a complaint against PJM and PPL Electric with the FERC, alleging that PJM had overcharged PECO from April 1998 through May 2003 as a result of an error by PJM.  The complaint requested the FERC, among other things, to direct PPL Electric to refund to PJM $39 million, plus interest of $8 million, and for PJM to refund these same amounts to PECO.  In April 2005, the FERC issued an Order Establishing Hearing and Settlement Judge Proceedings (the Order).  In the Order, the FERC determined that PECO was entitled to reimbursement for the transmission congestion charges that PECO asserted PJM erroneously billed.  The FERC ordered settlement discussions, before a judge, to determine the amount of the overcharge to PECO and the parties responsible for reimbursement to PECO.

Based on an evaluation of the FERC Order, PPL's management concluded that it was probable that a loss had been incurred in connection with the PJM billing dispute.  PPL Electric recorded a loss accrual of $47 million, the amount of PECO's claim, in the first quarter of 2005.

In December 2006, PPL Electric and Exelon filed with the FERC, pursuant to a November 2006 order, a modified offer of settlement (Compliance Filing).  Under the Compliance Filing, PPL Electric would make a single payment through its monthly PJM bill of $38 million, plus interest through the date of payment, and PJM would include a single credit for this amount in PECO's monthly PJM bill.  Through December 31, 2006, the estimated interest on this payment was $4 million, for a total payment of $42 million.  Based on the Compliance Filing, PPL Electric reduced the recorded loss accrual by $5 million at December 31, 2006.  PPL determined that PPL EnergyPlus was responsible for the claims subsequent to July 1, 2000 (totaling $30 million), and that PPL Electric was responsible for claims prior to that date (totaling $12 million).  Accordingly, PPL EnergyPlus recorded a loss accrual of $30 million at December 31, 2006, for its share of the claims and a corresponding payable to PPL Electric.  PPL EnergyPlus recorded $27 million of "Energy purchases" and $3 million of "Interest Expense" on the Statement of Income.

In March 2007, the FERC entered an order approving the Compliance Filing.  In April 2007, PPL Electric paid PJM the full settlement amount of $43 million, including additional interest of $1 million recorded during the three months ended March 31, 2007.  PPL Energy Supply paid PPL Electric for its portion of the settlement.  This proceeding is now terminated and no contingency exists at December 31, 2007.

See Note 15 to the Financial Statements for additional information on both of these contingencies and see "Ongoing Assessment of Recorded Loss Accruals" below for a discussion of the year-end assessment of the ash basin leak contingency.

There were no significant loss accruals initially recorded in 2007.

PPL Energy Supply has identified certain other events that could give rise to a loss, but that do not meet the conditions for accrual under SFAS 5.  SFAS 5 requires disclosure, but not a recording, of potential losses when it is "reasonably possible" that a loss has been incurred.  The FASB defines "reasonably possible" as cases in which "the chance of the future event or events occurring is more than remote but less than likely."  See Note 15 to the Financial Statements for disclosure of other potential loss contingencies that have not met the criteria for accrual under SFAS 5.

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

•
Allowances for uncollectible accounts are reduced when accounts are written off after prescribed collection procedures have been exhausted, a better estimate of the allowance is determined or underlying amounts are ultimately collected.

•
Environmental and other litigation contingencies are reduced when the contingency is resolved and PPL Energy Supply makes actual payments, a better estimate of the loss is determined or the loss is no longer considered probable.

The largest loss accrual on PPL Energy Supply's balance sheet, and the loss accrual that changed most significantly in 2007, was for an impairment of above-market NUG purchase commitments.  This loss accrual reflects the estimated difference between the above-market contract terms, under the purchase commitments, and the expected fair value of the electricity to be purchased at the date these contracts were impaired.  This loss accrual was originally recorded at $879 million in 1998, when PPL Electric's generation business was deregulated.

When the loss accrual related to NUG purchases was recorded in 1998, PPL Electric established the triggering events for when the loss accrual would be reduced.  A schedule was established to reduce the liability based on projected purchases over the lives of the NUG contracts.  This loss accrual was transferred to PPL EnergyPlus in the July 1, 2000 corporate realignment.  PPL EnergyPlus continues to reduce the above-market NUG liability based on the aforementioned schedule.  As PPL EnergyPlus reduces the liability for the above-market NUG purchases, it offsets the actual cost of NUG purchases, thereby bringing the net power purchase expense more in line with expected market prices.  The above-market loss accrual was $71 million at December 31, 2007.  This loss accrual will be significantly reduced by 2009, when all but one of the NUG contracts expires.  The then-remaining NUG contract will expire in 2014.

Ongoing Assessment of Recorded Loss Accruals

PPL Energy Supply reviews its loss accruals on a regular basis to assure that the recorded potential loss exposures are sufficient.  This involves ongoing communication and analyses with internal and external legal counsel, engineers, operation management and other parties.

As part of the year-end preparation of its financial statements, PPL Energy Supply's management re-assessed the loss accrual related to the ash basin leak at Martins Creek recorded in 2005, described above under "Initial Identification and Recording of the Loss Accrual.  Based on the ongoing remediation efforts and communications with the Pennsylvania DEP and other appropriate agencies, at December 31, 2005, PPL Energy Supply's management concluded that $48 million was the best estimate of the cost of the remediation effort.

In 2006, PPL Energy Supply reduced the estimate of costs to $37 million, primarily due to an insurance claim settlement.  At December 31, 2007, management's best estimate of the probable loss associated with the Martins Creek ash basin leak remains at $37 million.  Based on actual costs incurred and recorded to date, at December 31, 2007, the remaining contingency for this remediation was $9 million.  PPL Energy Supply cannot predict the final cost of the remediation, the outcome of the action initiated by the Pennsylvania DEP, the outcome of the natural resource damage assessment, the outcome of the lawsuit brought by the citizens and businesses and the exact nature of any other regulatory or other legal actions that may be initiated against PPL Energy Supply as a result of the disposal basin leak.  PPL Energy Supply also cannot predict with certainty the extent of the fines or damages that may be sought in connection with any such actions or the ultimate financial impact on PPL Energy Supply.  PPL Energy Supply's management will continue to assess the loss accrual for this contingency in future periods.

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

FIN 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143," clarifies the term conditional ARO as used in SFAS 143.  FIN 47 specifies that a conditional ARO must be recognized when incurred if the fair value of the ARO can be reasonably estimated.

In determining AROs, management must make significant judgments and estimates to calculate fair value.  Fair value is developed through consideration of estimated retirement costs in current period dollars, inflated to the anticipated retirement date and then discounted back to the date the ARO was incurred.  Changes in assumptions and estimates included within the calculations of the fair value of AROs could result in significantly different results than those identified and recorded in the financial statements.  Estimated ARO costs and settlement dates, which affect the carrying value of various AROs and the related assets, are reviewed periodically to ensure that any material changes are incorporated into the latest estimate of the obligations.

At December 31, 2007, PPL Energy Supply had AROs totaling $376 million recorded on the Balance Sheet.  Of this amount, $298 million or 79% relates to PPL Energy Supply's nuclear decommissioning ARO.  PPL Energy Supply's most significant assumptions surrounding AROs are the forecasted retirement costs, the discount rates and the inflation rates.  A variance in the forecasted retirement costs, the discount rates or the inflation rates could have a significant impact on the ARO liabilities.

The following chart reflects the sensitivities related to the nuclear decommissioning ARO liability at PPL Energy Supply as of December 31, 2007, associated with a change in these assumptions at the time of initial recognition.  There is no significant change to the annual depreciation expense of the ARO asset or the annual accretion expense of the ARO liability as a result of changing the assumptions.  Each sensitivity below reflects an evaluation of the change based solely on a change in that assumption.

	Change in Assumption	Impact on ARO Liability

Retirement Cost	10%/(10)%	$27/$(27)
Discount Rate	0.25%/(0.25)%	$(28)/$31
Inflation Rate	0.25%/(0.25)%	$35/$(31)

7) Income Tax Uncertainties

Significant management judgment is required in developing PPL Energy Supply's provision for income taxes.  This is primarily due to uncertainty in various tax positions taken or expected to be taken in tax returns, the determination of deferred tax assets, liabilities and valuation allowances and estimating the phase-out range for synthetic fuel tax credits that is not published by the IRS until April of the following year.

Prior to January 1, 2007, and in accordance with SFAS 5, "Accounting for Contingencies," PPL Energy Supply evaluated uncertain tax positions and accrued charges for probable exposures based on management's best estimate of the amount of benefit that should be recognized in the financial statements.  This assessment resulted in management's best estimate of the ultimate settled tax position for each tax year.  In addition, management considered the reversal of temporary differences, future taxable income and ongoing prudent and feasible tax planning strategies in initially recording and reevaluating the need for valuation allowances.

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

Similar to SFAS 5, FIN 48 continues to require significant management judgment in determining the amount of benefit to be recognized in relation to an uncertain tax position.  FIN 48 requires PPL Energy Supply to evaluate its tax positions following a two-step process.  The first step requires an entity to determine whether, based on the technical merits supporting a particular tax position, it is more likely than not (greater than a 50 percent chance) that the tax position will be sustained.  This determination assumes that the relevant taxing authority will examine the tax position and is aware of all the relevant facts surrounding the tax position.  The second step requires an entity to recognize in the financial statements the benefit of a tax position that meets the more-likely-than-not recognition criterion.  The measurement of the benefit equals the largest amount of benefit that has a likelihood of realization, upon settlement, that exceeds 50 percent.  PPL Energy Supply 's management considers a number of factors in assessing the benefit to be recognized, including negotiation of a settlement.

On a quarterly basis, PPL Energy Supply reassesses its uncertain tax positions by considering information known at the reporting date.  Based on management's assessment of new information, PPL Energy Supply may subsequently recognize a tax benefit for a previously unrecognized tax position, de-recognize a previously recognized tax position, or re-measure the benefit of a previously recognized tax position.  The amounts ultimately paid upon resolution of issues raised by taxing authorities may differ materially from the amounts accrued and may materially impact PPL Energy Supply's financial statements in the future.

The balance sheet classification of unrecognized tax benefits and the need for valuation allowances to reduce deferred tax assets also require significant management judgment.  FIN 48 requires an entity to classify unrecognized tax benefits as current, to the extent management expects to settle an uncertain tax position, by paying cash, within one year of the reporting date.  Valuation allowances are initially recorded and reevaluated each reporting period by assessing the likelihood of the ultimate realization of a deferred tax asset.  Management considers a number of factors in assessing the realization of a deferred tax asset, including the reversal of temporary differences, future taxable income and ongoing prudent and feasible tax planning strategies.  Any tax planning strategy utilized in this assessment must meet the recognition and measurement criteria of FIN 48.  See Note 5 to the Financial Statements for the disclosures required by FIN 48.

See Note 15 to the Financial Statements for additional information regarding synthetic fuel tax credits.

Other Information

PPL's Audit Committee has approved the independent auditor to provide audit and audit-related services and other services permitted by Sarbanes-Oxley and SEC rules.  The audit and audit-related services include services in connection with statutory and regulatory filings, reviews of offering documents and registration statements, and internal control reviews.  See "Item 14. Principal Accounting Fees and Services" for more information.

PPL ELECTRIC UTILITIES CORPORATION
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

PPL Electric provides electricity delivery service in eastern and central Pennsylvania.  Its headquarters are in Allentown, PA.  See "Item 1. Business - Background," for a description of PPL Electric's business.  PPL Electric's strategy and principal challenge is to own and operate its electricity delivery business while maintaining high quality customer service and reliability in a cost-effective manner.

PPL Electric's electricity delivery business is rate-regulated.  Accordingly, this business is subject to regulatory risk with respect to costs that may be recovered and investment returns that may be collected through customer rates.  In particular, uncertainty driven by potential changes in the regulatory treatment of PPL Electric's PLR obligation after 2009, when its full requirements supply contracts with PPL EnergyPlus expire, presents a risk for the electricity delivery business.  The Customer Choice Act requires electricity delivery companies, like PPL Electric, to act as a PLR of electricity and provides that electricity supply costs will be recovered by such companies pursuant to regulations to be established by the PUC.  As discussed in more detail in "Results of Operations - Earnings - 2008 Outlook," there are a number of ongoing regulatory and legislative activities that may affect PPL Electric's recovery of supply costs after 2009.  In May 2007, the PUC approved PPL Electric's plan to procure default electricity supply in 2007-2009 for retail customers who do not choose an alternative competitive supplier in 2010.  Pursuant to this plan, PPL Electric has contracted for one-third of the 2010 electricity supply it expects to need for residential, small commercial and small industrial customers.  In November 2007, PPL Electric filed a plan with the PUC, which is still pending, under which its residential and small commercial customers, beginning in mid-2008, could begin to pay in advance to smooth the impact of price increases when generation rate caps expire in 2010.  In September 2007, the PUC regulations regarding the obligation of Pennsylvania electric utilities to provide default electricity supply in 2011 and beyond became effective.  Later this year, PPL Electric plans to file for PUC approval of its post-2010 supply procurement plan under these regulations.  In addition to this regulatory activity, the Governor of Pennsylvania has proposed an Energy Independence Strategy which, among other things, contains initiatives to address PLR issues including a requirement that PLRs will obtain a "least-cost portfolio" of electric supply.  The Pennsylvania legislature has convened and continues a special session to address the proposals in the Governor's Strategy and other energy issues.  In addition, certain Pennsylvania legislators have introduced legislation to extend generation rate caps or otherwise limit cost recovery through rates for Pennsylvania utilities beyond the end of their transition periods, which in PPL Electric's case is December 31, 2009.  PPL Electric has expressed strong concern regarding the severe potential consequences of such legislation on customer service, system reliability, adequate future generation supply and PPL Electric's financial viability.

In order to manage financing costs and access to credit markets, a key objective for PPL Electric is to maintain a strong credit profile.  PPL Electric continually focuses on maintaining an appropriate capital structure and liquidity position.

See "Item 1A. Risk Factors" for more information concerning material risks PPL Electric faces in its business.

The purpose of "Management's Discussion and Analysis of Financial Condition and Results of Operations" is to provide information concerning PPL Electric's past and expected future performance in implementing the strategy and managing the risks and challenges mentioned above.  Specifically:

•	"Results of Operations" provides an overview of PPL Electric's operating results in 2007, 2006 and 2005, including a review of earnings. It also provides a brief outlook for 2008.

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

The information provided in this Item 7 should be read in conjunction with PPL Electric's Consolidated Financial Statements and the accompanying Notes.

Terms and abbreviations are explained in the glossary.  Dollars are in millions unless otherwise noted.

Results of Operations

Earnings

Income available to PPL was:
2007	2006	2005

$145	$180	$145

The after-tax changes in income available to PPL were due to:

	2007 vs. 2006	2006 vs. 2005

Delivery revenues (net of CTC/ITC amortization, interest expense on transition bonds and ancillary charges)	$15	$(6)
Other operation and maintenance	(4)	(13)
Depreciation	(8)	(4)
Interest income on loans to affiliates	(1)	4
Financing costs (excluding transition bond interest expense)	(3)	(6)
Income tax adjustments	(2)	(5)
Other	4	1
Special items	(36)	64
	$(35)	$35

The changes in net income from year to year were, in part, attributable to several special items that management considers significant.  Details of these special items are provided below.

The year-to-year changes in significant earnings components are explained in the "Statement of Income Analysis."

PPL Electric's year-to-year earnings were affected by:

•
Delivery revenues increased in 2007 compared with 2006, primarily due to a 4% increase in sales volume.  This increase was primarily due to the impact of favorable weather in 2007 on residential and commercial sales and normal load growth.  Delivery revenues decreased in 2006 compared with 2005 primarily due to milder weather in 2006.

•
Operation and maintenance expenses increased in 2007 compared with 2006, primarily due to increased tree trimming, defined benefit and consumer education expenses.  Operation and maintenance expenses increased in 2006 compared with 2005, primarily due to increased tree trimming costs, a union contract ratification bonus and storm restoration costs.

•	Depreciation expense was higher in both periods primarily due to PP&E additions.

The following after-tax amounts, which management considers special items, also had a significant impact on earnings.  See the indicated Notes to the Financial Statements for additional information.

	2007	2006	2005

Workforce reduction	$(1)
Realization of benefits related to Black Lung Trust assets (Note 13)		$21
PJM billing dispute (Note 15)		21	$(27)
Reversal of cost recovery - Hurricane Isabel (Note 1)		(7)
Acceleration of stock-based compensation expense for periods prior to 2005 (Note 1)			(2)
Total	$(1)	$35	$(29)

PPL Electric's earnings beyond 2007 are subject to various risks and uncertainties.  See "Forward-Looking Information," "Item 1A. Risk Factors," the rest of this Item 7 and Note 15 to the Financial Statements for a discussion of the risks, uncertainties and factors that may impact PPL Electric's future earnings.

2008 Outlook

Excluding special items, PPL Electric projects higher earnings, driven by higher revenues as a result of PPL Electric's new distribution rates effective January 1, 2008.

In March 2007, PPL Electric filed a request with the PUC to increase distribution rates by approximately $84 million (subsequently amended to $77 million).  In August 2007, PPL Electric entered into a settlement agreement with the parties to increase its distribution rates by $55 million, effective January 1, 2008, for an overall revenue increase of 1.7% over PPL Electric's 2007 rates.  In December 2007, the PUC approved this settlement without modification.

In May 2007, the PUC approved PPL Electric's plan to procure default electricity supply in 2007-2009 for retail customers who do not choose an alternative competitive supplier in 2010 after PPL Electric's PLR contract with PPL EnergyPlus expires.  Under the plan, PPL Electric was approved to issue a series of competitive bids for such supply in 2007, 2008 and 2009.  In July 2007, the PUC approved bids for the first of six competitive solicitations and PPL Electric entered into supply contracts for 850 MW, or one-sixth of its expected electricity supply needs in 2010 for residential, small commercial and small industrial customers who do not choose a competitive supplier.  The average generation supply prices from the first bid process were $101.77 per MWh for residential customers and $105.11 per MWh for small commercial and small industrial customers.  In October 2007, the PUC approved bids for the second competitive solicitation and PPL Electric entered into contracts for another 850 MW of 2010 generation supply for these customers.  The average generation supply prices from the second bid process were $105.08 per MWh for residential customers and $105.75 per MWh for small commercial and small industrial customers.  As a result, PPL Electric has contracted for one-third of the electricity supply it expects to need for 2010.  If the average prices paid for the supply purchased so far were to be the same for the remaining four purchases, the average residential customer's monthly bill in 2010 would increase about 34.5% over 2009 levels, while small commercial and small industrial bills would increase in the range of 22.8% to 42.2%.  The estimated increases include Pennsylvania gross receipts tax and an adjustment for line losses, and exclude PPL Electric's January 1, 2008 rate increase.  Actual 2010 prices will not be known until all six supply purchases have been made.  The third solicitation will be conducted in March 2008.

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

In addition, the Governor of Pennsylvania proposed an Energy Independence Strategy (Strategy) in early 2007 which, among other things, contains initiatives to address PLR issues.  For example, under the Strategy, retail customers could elect to phase-in over three years any initial generation rate increase approved by the PUC.  Also, PLR providers would be required to obtain a "least cost portfolio" of supply by purchasing power in the spot market and through contracts of varying lengths, and the provider would be required to procure energy conservation resources before acquiring additional power.  In addition, PLR providers could enter into long-term contracts with large energy users and alternative energy developers.  It is uncertain at this time whether the details of implementing the Strategy, including the issues of deferral of costs and recovery of interest for the customer rate phase-in program and the timing of PUC approval for PLR supply portfolios, will be delegated to the PUC.

Components of the Strategy are included in various bills.  One such bill that passed in the Pennsylvania House of Representatives (House) in February 2008, contains conservation and demand-side management targets and mandatory deployment of smart metering technology.  The bill provides for full and current cost recovery through an energy efficiency and demand-side management recovery mechanism.

In September 2007, the Pennsylvania General Assembly convened a special session to address the proposals in the Governor's Strategy.  Central to the Governor's Strategy is an $850 million Energy Independence Fund to support alternative and renewable energy sources and energy conservation that would be funded through revenue bonds and a surcharge on electricity bills.  The Pennsylvania Senate (Senate) has formed a special committee to manage legislation for the special legislative session.  As an alternative to the Governor's $850 million Energy Independence Fund, the full Senate has approved a bill that would create a $650 million fund for clean energy projects, conservation and energy efficiency initiatives and pollution control projects that would be funded through revenue bonds and gross receipts tax revenue, which will increase as rate caps expire.  The House is also considering similar legislation to create an $850 million dollar fund, also to be funded through revenue bonds and gross receipts tax revenue.

PPL Electric currently is working with Pennsylvania legislators, regulators and other stakeholders to develop constructive measures to help customers transition to market rates after 2009, including a variety of rate mitigation, educational and energy conservation programs, consistent with several initiatives being developed by the state administration and legislature.  In this regard, in November 2007, PPL Electric requested the PUC to approve a plan under which its residential and small commercial customers could smooth the impact of price increases when generation rate caps expire in 2010.  The proposed phase-in plan would provide customers the option of paying additional amounts on their electric bills beginning in mid-2008 and continuing through 2009.  Funds collected during 2008 and 2009, plus accrued interest, would be applied to 2010 and 2011 electric bills, mitigating the impact of the rate cap expiration.  PPL Electric requested expedited consideration by the PUC.  Ten parties have filed responses to PPL Electric's petition, primarily because PPL Electric's proposal would offer the program on an "opt-out" basis (i.e., customers would be enrolled automatically and affirmatively have to "opt-out" if they choose not to participate).  The parties have reached a settlement of this proceeding under which PPL Electric has agreed to change the "opt-out" approach to an "opt-in" approach (i.e., customers would have to affirmatively enroll).  In addition, PPL Electric has agreed to make the program available to customers enrolled in budget billing.  On February 27, 2008, the settlement agreement was filed with the Administrative Law Judge assigned to this case.  The settlement must be approved by the Administrative Law Judge and the PUC.

Certain Pennsylvania legislators have introduced or are contemplating the introduction of legislation to extend generation rate caps or otherwise limit cost recovery through rates for Pennsylvania utilities beyond their transition periods, which in PPL Electric's case would be December 31, 2009.  PPL Electric has expressed strong concern regarding the severe potential consequences of such legislation on customer service, system reliability, adequate future generation supply and PPL Electric's financial viability.  If such legislation or similar legislation is enacted, PPL Electric could experience operating losses, cash flow shortfalls and other adverse financial impacts.  In addition, continuing uncertainty regarding PPL Electric's ability to recover its market supply and other costs of operation after 2009 could adversely impact its credit quality, financing costs and availability of credit facilities necessary to operate its business.  In addition, PPL Electric believes that such an extension of rate caps, if enacted into law, would violate federal law and the U.S. Constitution.  At this time, PPL Electric cannot predict the final outcome or impact of this legislative and regulatory process.

Statement of Income Analysis --

Operating Revenues

Retail Electric

The increases in revenues from retail electric operations were attributable to:

	2007 vs. 2006	2006 vs. 2005

PLR electric delivery	$109	$127
Electric delivery	43	(38)
Other		(2)
	$152	$87

Higher PLR revenues and electric delivery revenues were primarily due to a 4% increase in sales volume.  This increase was primarily due to the impact of favorable weather in 2007 on residential and commercial sales and normal load growth.

The increases in revenues from retail electric operations for 2006 compared with 2005 were primarily due to increased PLR revenues resulting from an 8.4% rate increase, offset by a decrease in electric delivery revenues resulting from a decrease in sales volumes due in part to milder weather in 2006.

Wholesale Electric to Affiliate

PPL Electric has a contract to sell to PPL EnergyPlus the electricity that PPL Electric purchases under contracts with NUGs.  The $9 million increase in wholesale revenue to affiliate in 2006 compared with 2005 was primarily due to an unplanned outage at a NUG facility in 2005.  PPL Electric therefore had more electricity to sell to PPL EnergyPlus in 2006.

Energy Purchases

Energy purchases increased by $31 million for 2007 compared with 2006, primarily due to the $28 million reduction in 2006 of the loss accrual recorded in 2005, for the PJM billing dispute.  See Note 15 to the Financial Statements for additional information regarding the PJM billing dispute.  Also, $6 million in higher ancillary costs contributed to the increase.

Energy purchases decreased by $81 million for 2006 compared with 2005, primarily due to the $39 million loss accrual for the PJM billing dispute recorded in 2005 and the $28 million reduction of that accrual recorded in 2006.  Also, the decrease reflects $14 million in lower ancillary costs and a reduction of $8 million resulting from the elimination of a charge to load-serving entities, which minimized the impacts of integrating into the Midwest ISO and PJM markets.  These decreases were partially offset by a $7 million increase due to an unplanned NUG outage in 2005.

Energy Purchases from Affiliate

Energy purchases from affiliate increased by $102 million in 2007 compared with 2006.  The increase reflects higher PLR load, as well as higher prices for energy purchased under the power supply contracts with PPL EnergyPlus that were needed to support the PLR load.

Energy purchases from affiliate increased by $118 million in 2006 compared with 2005.  The increase is primarily the result of an 8.4% increase in prices for energy purchased under the power supply contracts with PPL EnergyPlus needed to support PLR load, offset by a slight decrease in that load.

Other Operation and Maintenance

The changes in other operation and maintenance expense were due to:

	2007 vs. 2006	2006 vs. 2005

Realization of benefits related to Black Lung Trust assets in 2006 (Note 13)	$36	$(36)
PUC-reportable storm costs	6	9
Distribution system reliability work, including tree trimming	6	19
Defined benefit costs (Note 13)	3	4
Consumer education	3
Insurance premiums	3	3
Allocation of certain corporate service costs (Note 16)	(2)	2
Union contract ratification bonus		3
Accelerated amortization of stock-based compensation (Note 1)		(5)
PJM system control and dispatch services		(2)
Retired miners' medical benefits		(7)
Costs associated with severe ice storms in January 2005 (Note 1)		(16)
Subsequent deferral of a portion of costs associated with January 2005 ice storms (Note 1)		12
Hurricane Isabel (Note 1)	(11)	11
Insurance recovery of storm costs	(11)
Other		(3)
	$33	$(6)

Depreciation

Depreciation increased by $14 million in 2007 compared with 2006 and by $6 million in 2006 compared with 2005 primarily due to PP&E additions.  Both periods were also impacted by the purchase in 2006 of equipment previously leased.  See Note 11 to the Financial Statements for additional information.

Taxes, Other Than Income

Taxes, other than income increased by $11 million in 2007 compared with 2006.  The increase was primarily due to a $12 million increase in domestic gross receipts tax expense, which is passed through to customers, resulting from a 4% increase in sales volume.

Taxes, other than income increased by $4 million in 2006 compared with 2005.  The increase was primarily due to a $7 million increase in gross receipts tax expense, partially offset by a $2 million decrease in real estate tax expense.

Other Income - net

See Note 17 to the Financial Statements for details of other income and deductions.

Financing Costs

The decreases in financing costs, which include "Interest Expense," "Interest Expense with Affiliate" and "Dividends on Preferred Securities," were due to:

	2007 vs. 2006	2006 vs. 2005

Interest accrued for PJM billing dispute (Note 15)	$7	$(15)
Dividends on 6.25% Series Preference Stock issued in April 2006 (Note 7)	4	12
Interest on PLR contract collateral (Note 16)		5
Long-term debt interest expense primarily due to the repayment of transition bonds	(22)	(20)
Other	(1)	(1)
	$(12)	$(19)

Income Taxes

The changes in income taxes were due to:

	2007 vs. 2006	2006 vs. 2005

Tax reserve adjustments (Note 5)	$5
Tax return adjustments (Note 5)	(5)	$4
(Lower) higher pre-tax book income	(23)	30
Other	2	1
	$(21)	$35

See Note 5 to the Financial Statements for details on effective income tax rates.

Financial Condition

Liquidity and Capital Resources

PPL Electric is focused on maintaining its investment grade credit profile by maintaining an appropriate liquidity position and a strong balance sheet.  PPL Electric believes that its cash on hand, operating cash flows, access to debt and equity capital markets and borrowing capacity, taken as a whole, provide sufficient resources to fund its ongoing operating requirements, future security maturities and estimated future capital expenditures.  PPL Electric currently expects cash, cash equivalents and short-term investments at the end of 2008 to be less than $100 million, while maintaining $200 million in credit facility capacity.  However, PPL Electric's cash flows from operations and access to cost effective bank and capital markets are subject to risks and uncertainties including, but not limited to:

•	unusual or extreme weather that may damage PPL Electric's transmission and distribution facilities or affect energy sales to customers;
•	the ability to recover and the timeliness and adequacy of recovery of costs associated with regulated utility businesses;
•	any adverse outcome of legal proceedings and investigations with respect to PPL Electric's current and past business activities; and
•	a downgrade in PPL Electric's or its subsidiary's credit ratings that could adversely affect their ability to access capital and increase the cost of maintaining credit facilities and any new debt.

At December 31, PPL Electric had the following:

	2007	2006	2005

Cash and cash equivalents	$33	$150	$298
Short-term investments		26	25
	$33	$176	$323
Short-term debt	$41	$42	$42

The changes in PPL Electric's cash and cash equivalents position resulted from:

	2007	2006	2005

Net Cash Provided by Operating Activities	$568	$578	$580
Net Cash Used in Investing Activities	(239)	(287)	(193)
Net Cash Used in Financing Activities	(446)	(439)	(240)
Net (Decrease) Increase in Cash and Cash Equivalents	$(117)	$(148)	$147

Operating Activities

PPL Electric's cash provided by operating activities remained stable from 2005 through 2007.  Except for the items explained below, there were no other significant changes in the components of PPL Electric's cash provided by operating activities.  In 2007, delivery revenues increased primarily as a result of an increase in sales volumes in 2007 compared with 2006, which was due to the impact of favorable weather in 2007 on residential and commercial sales and normal load growth.  This increase in revenues was offset by an increase in energy purchases, primarily from PPL EnergyPlus under the PLR contracts to support the PLR load.  In 2006, domestic retail electric revenues increased as a result of an 8.4% increase in PLR sales prices in 2006, but were partially offset by a decrease in domestic delivery revenues resulting from a decrease in sales volumes in 2006 compared with 2005, due in part to milder weather in 2006.  The net increase from revenues in 2006 was offset by energy purchases PPL Electric made from PPL EnergyPlus under the PLR contracts.  PPL Electric purchased less energy under the PLR contracts in 2006 compared with 2005 but incurred a scheduled 8.4% increase in the price it pays under such contracts.

An important element supporting the stability of PPL Electric's cash from operations is its purchase contracts with PPL EnergyPlus.  These contracts provide sufficient energy for PPL Electric to meet its PLR obligation through 2009, at the predetermined capped rates it is entitled to charge its customers over this period.  These contracts require cash collateral or other credit enhancement, or reductions or terminations of a portion of the entire contract through cash settlement, in the event of adverse changes in market prices.  Also under the contracts, PPL Energy Supply may request cash collateral or other credit enhancement, or reductions or terminations of a portion of the entire contract through cash settlement, in the event of a downgrade of PPL Electric's credit ratings.  The maximum amount that PPL Electric would have to post under these contracts is $300 million, and PPL Electric estimates that it would not have had to post any collateral if energy prices decreased by 10% from year-end 2007 or 2006 levels.

Investing Activities

The primary use of cash in investing activities is capital expenditures.  See "Forecasted Uses of Cash" for detail regarding capital expenditures in 2007 and projected expenditures for the years 2008 through 2012.

Net cash used in investing activities decreased by $48 million in 2007 compared with 2006, primarily as a result of $25 million in net proceeds from purchases and sales of short-term investments and $23 million received from an affiliate as a partial repayment on a demand loan that was extended to the affiliate in 2004.  Net cash used in investing activities increased by $94 million in 2006 compared with 2005, primarily as a result of an increase of $115 million in capital expenditures, of which $52 million related to the purchase of leased equipment.  See Note 11 to the Financial Statements for further discussion of the 2006 purchase of leased equipment in connection with the termination of the related master lease agreements.

Financing Activities

Although net cash used in financing activities remained stable in 2007 compared with 2006, there were significant changes in certain components.  PPL Electric had net debt retirements of $306 million in 2007 compared with $433 million in 2006.  Additionally, in 2006, PPL Electric received net proceeds of $245 million from the issuance of preference stock, received a $75 million contribution from PPL and repurchased $200 million of common stock from PPL.  A portion of the proceeds received from the issuance of the preference stock was used to fund the repurchase of common stock from PPL in 2006.  See Note 7 to the Financial Statements for information regarding the preference stock issued by PPL Electric.

Net cash used in financing activities increased $199 million in 2006 compared with 2005, primarily as a result of the repurchase of $200 million of common stock from PPL, an increase of $298 million in net debt retirements and an increase of $23 million in dividends paid to PPL, partially offset by net proceeds of $245 million from the issuance of preference stock and a $75 million contribution from PPL.

See "Forecasted Sources of Cash" for a discussion of PPL Electric's plans to issue debt and equity securities, as well as a discussion of credit facility capacity available to PPL Electric.  Also see "Forecasted Uses of Cash" for a discussion of PPL Electric's plans to pay dividends on its common and preferred securities, as well as maturities of PPL Electric's long-term debt.

PPL Electric's debt financing activity in 2007 was:

	Issuances	Retirements

PPL Electric Senior Secured Bonds	$250	$(255)
PPL Transition Bond Company Transition Bonds		(300)
PPL Electric short-term debt (net change)		(1)
Total	$250	$(556)
Net decrease		$(306)
See Note 8 to the Financial Statements for more detailed information regarding PPL Electric's financing activities in 2007.

Forecasted Sources of Cash

PPL Electric expects to continue to have significant sources of cash available in the near term, including a credit facility, a commercial paper program and an asset-backed commercial paper program.  PPL Electric also expects to continue to have access to debt and equity capital markets, as necessary, for its long-term financing needs.

Credit Facility

At December 31, 2007, PPL Electric's total committed borrowing capacity under its credit facility and the use of this borrowing capacity were:

	Committed Capacity	Borrowed	Letters of Credit Issued (b)	Available Capacity

PPL Electric Credit Facility (a)	$200			$200

(a)
Borrowings under PPL Electric's credit facility generally bear interest at LIBOR-based rates plus a spread, depending upon the company's public debt rating.  PPL Electric also has the capability to cause the lenders to issue up to $200 million of letters of credit under this facility, which issuances reduce available borrowing capacity.  Under certain conditions, PPL Electric may request that the facility's capacity be increased by up to $100 million.

The credit facility contains a financial covenant requiring debt to total capitalization to not exceed 70%.  At December 31, 2007 and 2006, PPL Electric's consolidated debt to total capitalization percentages, as calculated in accordance with its credit facility, were 47% and 48%.  The credit facility also contains standard representations and warranties that must be made for PPL Electric to borrow under it.

(b)	PPL Electric has a reimbursement obligation to the extent any letters of credit are drawn upon.

In addition to the financial covenants noted in the table above, the credit agreement contains various other covenants.  Failure to comply with the covenants after applicable grace periods could result in acceleration of repayment of borrowings and/or termination of the agreement.  PPL Electric monitors compliance with the covenants on a regular basis.  At December 31, 2007, PPL Electric was in material compliance with these covenants.  At this time, PPL Electric believes that these covenants and other borrowing conditions will not limit access to this funding source.  PPL Electric intends to renew and extend its $200 million credit facility in 2008.

Commercial Paper

PPL Electric maintains a commercial paper program for up to $200 million to provide an additional financing source to fund its short-term liquidity needs, if and when necessary.  Commercial paper issuances are supported by the $200 million credit facility of PPL Electric.  PPL Electric had no commercial paper outstanding at December 31, 2007 and 2006.  During 2008, PPL Electric may issue commercial paper from time to time to facilitate short-term cash flow needs.

Asset-Backed Commercial Paper Program

PPL Electric participates in an asset-backed commercial paper program through which it obtains financing by selling and contributing its eligible accounts receivable and unbilled revenues to a special purpose, wholly-owned subsidiary on an ongoing basis.  The subsidiary pledges these assets to secure loans of up to an aggregate of $150 million from a commercial paper conduit sponsored by a financial institution.  PPL Electric uses the proceeds from the program for general corporate purposes and to cash collateralize letters of credit.  At December 31, 2007 and 2006, loan balances outstanding were $41 million and $42 million, all of which were being used to cash collateralize letters of credit.  See Note 8 to the Financial Statements for further discussion of the asset-backed commercial paper program.

Contributions from PPL

From time to time PPL may make capital contributions to PPL Electric.  PPL Electric may use these contributions for general corporate purposes, including funding redemptions of existing debt.

Long-Term Debt and Equity Securities

PPL Electric currently does not plan to issue any long-term debt or equity securities in 2008.

Forecasted Uses of Cash

In addition to expenditures required for normal operating activities, such as purchased power, payroll, and taxes, PPL Electric currently expects to incur future cash outflows for capital expenditures, various contractual obligations and payment of dividends on its common and preferred securities.

Capital Expenditures

The table below shows PPL Electric's actual spending for the year 2007 and current capital expenditure projections for the years 2008 through 2012.

	Actual	Projected
	2007	2008	2009	2010	2011	2012
Construction expenditures (a)
Transmission and distribution facilities	$256	$239	$281	$377	$500	$488
Other	30	25	24	27	21	23
Total Capital Expenditures	$286	$264	$305	$404	$521	$511

(a)	Construction expenditures include AFUDC, which is expected to be approximately $26 million for the 2008-2012 period.

PPL Electric's capital expenditure projections for the years 2008-2012 total approximately $2.0 billion.  Capital expenditure plans are revised periodically to reflect changes in operational, market and regulatory conditions.  The table includes projected costs for the PJM-approved regional transmission line expansion project.  See Note 9 to the Financial Statements.

PPL Electric plans to fund all of its capital expenditures in 2008 with cash on hand and cash from operations.

Contractual Obligations

PPL Electric has assumed various financial obligations and commitments in the ordinary course of conducting its business.  At December 31, 2007, the estimated contractual cash obligations of PPL Electric were:

Contractual Cash Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Long-term Debt (a)	$1,674	$395	$486		$793
Interest on Long-term Debt (b)	925	89	115	$84	637
Capital Lease Obligations
Operating Leases
Purchase Obligations (c)	4,710	1,921	2,779	5	5
Other Long-term Liabilities Reflected on the Balance Sheets under GAAP (d)
Total Contractual Cash Obligations	$7,309	$2,405	$3,380	$89	$1,435

(a)
Reflects principal maturities only.  Includes $305 million of transition bonds issued by PPL Transition Bond Company in 1999 to securitize a portion of PPL Electric's stranded costs.  This debt is non-recourse to PPL Electric.

(b)	Assumes interest payments through maturity. The payments herein are subject to change, as payments for variable-rate debt have been estimated.
(c)
The payments reflected herein are subject to change, as the purchase obligation reflected is an estimate based on projected obligated quantities and projected pricing under the contract.  Purchase orders made in the ordinary course of business are excluded from the amounts presented.

(d)
At December 31, 2007, total unrecognized tax benefits of $68 million were excluded from this table as PPL Electric cannot reasonably estimate the amount and period of future payments.  See Note 5 to the Financial Statements for additional information.

Dividends

From time to time, as determined by its Board of Directors, PPL Electric pays dividends on its common stock to its parent, PPL, which uses the dividends for general corporate purposes, including meeting its cash flow needs.

As discussed in Note 8 to the Financial Statements, PPL Electric may not pay dividends on its common stock, except in certain circumstances, unless full dividends have been paid on the 6.25% Series Preference Stock for the then-current dividend period.  Additionally, PPL Electric's 2001 Senior Secured Bond Indenture restricts dividend payments on its common stock in the event that PPL Electric fails to meet interest coverage ratios or fails to comply with certain requirements included in its Articles of Incorporation and Bylaws to maintain its separateness from PPL and PPL's other subsidiaries.  PPL Electric does not, at this time, expect that any of such limitations would significantly impact its ability to declare dividends.

PPL Electric expects to continue to pay quarterly dividends on its outstanding preferred securities, if and as declared by its Board of Directors.

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

The following table summarizes the credit ratings of PPL Electric and PPL Transition Bond Company at December 31, 2007.

	Moody's	S&P	Fitch (a)
PPL Electric (b)
Senior Unsecured/Issuer Rating	Baa1	A-	BBB
First Mortgage Bonds	A3	A-	A-
Senior Secured Bonds	A3	A-	A-
Commercial Paper	P-2	A-2	F2
Preferred Stock	Baa3	BBB	BBB+
Preference Stock	Baa3	BBB	BBB
Outlook	STABLE	STABLE	STABLE

PPL Transition Bond Company
Transition Bonds	Aaa	AAA	AAA

(a)	Issuer Rating for Fitch is an "Issuer Default Rating."
(b)
Excludes Pollution Control Revenue Bonds issued by the Lehigh County Industrial Development Authority on behalf of PPL Electric, which are insured and are currently rated on the basis of the relevant insurer's ratings.

Moody's did not take any actions related to PPL Electric or PPL Transition Bond Company during 2007.  In August 2007, Fitch affirmed its AAA rating for the Transition Bonds of PPL Transition Bond Company.  In December 2007, S&P completed its annual review of PPL Electric and affirmed its credit ratings and stable outlook noted in the table above for PPL Electric.

Off-Balance Sheet Arrangements

PPL Electric has entered into certain guarantee agreements that are within the scope of FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34."  See Note 15 to the Financial Statements for a discussion of guarantees.

Risk Management

Market Risk

Commodity Price Risk - PLR Contracts

PPL Electric and PPL EnergyPlus have power supply agreements under which PPL EnergyPlus sells to PPL Electric (under a predetermined pricing arrangement) energy and capacity to fulfill PPL Electric's PLR obligation through 2009.  As a result, PPL Electric has shifted any electric price risk relating to its PLR obligation to PPL EnergyPlus through 2009.  See Note 16 to the Financial Statements for information on the PLR contracts.

Commodity Price Risk - Post-PLR Contracts

In order to mitigate the risk that PPL Electric will not be able to obtain adequate energy supply subsequent to 2009, when the full requirements energy supply agreements with PPL EnergyPlus expire, PPL Electric has entered into power purchase agreements that include fixed prices.  PPL Electric's future financial performance will be affected by its ability to enter into other new supply contracts, the duration and pricing of such contracts relative to prevailing market conditions, and the regulatory treatment for such contracts and the associated recovery of its supply costs.  Depending on these factors, PPL Electric's financial results may be materially adversely affected.  See "Results of Operations - Earnings - 2008 Outlook" for information on the PUC-approved procurement plan and other ongoing Pennsylvania regulatory and legislative activities.

Interest Rate Risk

PPL Electric has issued debt to finance its operations, which exposes it to interest expense risk.  At December 31, 2007 and 2006, PPL Electric's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was insignificant.

PPL Electric is also exposed to changes in the fair value of its debt portfolio.  At December 31, 2007, PPL Electric estimated that its potential exposure to a change in the fair value of its debt portfolio, through a 10% adverse movement in interest rates, was $49 million, compared with $37 million at December 31, 2006.

Defined Benefit Plans - Securities Price Risk

See "Application of Critical Accounting Policies - Defined Benefits" for additional information regarding the effect of securities price risk on plan assets.

Related Party Transactions

PPL Electric is not aware of any material ownership interests or operating responsibility by senior management of PPL Electric in outside partnerships, including leasing transactions with variable interest entities, or other entities doing business with PPL Electric.

For additional information on related party transactions, see Note 16 to the Financial Statements.

Environmental Matters

See Note 15 to the Financial Statements for a discussion of environmental matters.

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

In 2006, the FASB issued SFAS 157, "Fair Value Measurements."  Among other things, SFAS 157 provides a definition of fair value as well as a framework for measuring fair value.  In February 2008, the FASB amended SFAS 157 through the issuance of FSP FAS 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" and FSP FAS 157-2, "Effective Date of FASB Statement No. 157."  FSP FAS 157-1 amends SFAS 157 to exclude from its scope, certain accounting pronouncements that address fair value measurements associated with leases.  FSP FAS 157-2 delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

As permitted by this guidance, PPL Electric will partially adopt SFAS 157, as amended, effective January 1, 2008.  The January 1, 2008 adoption, although not expected to be significant, is expected to affect the fair value component of PPL Electric's critical accounting policy related to "Defined Benefits" in future periods.  See Note 23 to the Financial Statements for additional information regarding SFAS 157, as amended.

1) Defined Benefits

PPL Electric participates in, and is allocated a significant portion of the liability and net periodic defined benefit pension and other postretirement costs of plans sponsored by PPL Services based on participation in those plans.  PPL follows the guidance of SFAS 87, "Employers' Accounting for Pensions," and SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," when accounting for these defined benefits.  In addition, PPL adopted the recognition and measurement date provisions of SFAS 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans," effective December 31, 2006.  Subsequent to the adoption of SFAS 158, PPL is required to record an asset or liability to recognize the funded status of all defined benefit plans with an offsetting entry to regulatory assets for the portion allocated to PPL Electric.  Consequently, the funded status of all defined benefit plans is now fully recognized on the Balance Sheets and PPL no longer recognizes additional minimum liability adjustments in other comprehensive income (OCI).  See Note 13 to the Financial Statements for additional information about the plans and the accounting for defined benefits.

Under these accounting standards, assumptions are made regarding the valuation of benefit obligations and performance of plan assets.  Delayed recognition in earnings of differences between actual results and expected or estimated results is a guiding principle of these standards.  Annual net periodic defined benefit costs are recorded in current earnings based on these estimated results.  Any differences between actual and estimated results are recorded as regulatory assets.  The regulatory assets are amortized to income over future periods.  This delayed recognition in income of actual results allows for a smoothed recognition of costs over the working lives of the employees who benefit under the plans.  The primary assumptions are:

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

In selecting a discount rate for its domestic defined benefit plans, PPL starts with an analysis of the expected benefit payment stream for its plans.  This information is first matched against a spot-rate yield curve.  A portfolio of over 500 Aa-graded non-callable (or callable with make-whole provisions) bonds, with a total amount outstanding in excess of $350 billion, serves as the base from which those with the lowest and highest yields are eliminated to develop the ultimate yield curve.  The results of this analysis are considered together with other economic data and movements in various bond indices to determine the discount rate assumption.  At December 31, 2007, PPL increased the discount rate for its domestic pension plans from 5.94% to 6.39% as a result of this assessment and increased the discount rate for its other postretirement benefit plans from 5.88% to 6.26%.

In selecting an expected return on plan assets, PPL considers tax implications, past performance and economic forecasts for the types of investments held by the plans.  At December 31, 2007, PPL's expected return on plan assets was reduced from 8.50% to 8.25% for its domestic pension plans and increased from 7.75% to 7.80% for its other postretirement benefit plans.

In selecting a rate of compensation increase, PPL considers past experience in light of movements in inflation rates.  At December 31, 2007, PPL's rate of compensation increase remained at 4.75% for its domestic plans.

In selecting health care cost trend rates, PPL considers past performance and forecasts of health care costs.  At December 31, 2007, PPL's health care cost trend rates were 9.0% for 2008, gradually declining to 5.5% for 2014.

A variance in the assumptions listed above could have a significant impact on the accrued defined benefit liabilities or assets, reported annual net periodic defined benefit costs and the regulatory assets allocated to PPL Electric.  The following chart reflects the sensitivities in the 2007 financial statements associated with a change in certain assumptions based on PPL's primary defined benefit plans.  While the charts below reflect either an increase or decrease in each assumption, the inverse of this change would impact the accrued defined benefit liabilities or assets, reported annual net periodic defined benefit costs and regulatory assets by a similar amount in the opposite direction.  The sensitivities below reflect an evaluation of the change based solely on a change in that assumption and does not include income tax effects.

At December 31, 2007, PPL Electric had recorded the following defined benefit plan assets and liabilities:

Pension assets	$12
Pension liabilities	5
Other postretirement benefit liabilities	91

The following chart reflects the sensitivities in the December 31, 2007 Balance Sheet associated with a change in certain assumptions based on PPL's primary defined benefit plans.

	Increase (Decrease)
Actuarial assumption	Change in assumption	Impact on obligations	Impact on pension assets	Impact on postretirement liabilities	Impact on regulatory assets

Discount Rate	(0.25)%	$29	$(24)	$5	$(29)
Rate of Compensation Increase	0.25%	5	(5)		(5)
Health Care Cost Trend Rate (a)	1.0%	8	N/A	8	(8)

(a)	Only impacts other postretirement benefits.

In 2007, PPL Electric was allocated net periodic defined benefit costs charged to operating expense of $17 million.  This amount represents a $2 million increase compared with the charge recognized during 2006.

The following chart reflects the sensitivities in the 2007 Statement of Income associated with a change in certain assumptions based on PPL's primary defined benefit plans.

Actuarial assumption	Change in assumption	Impact on defined benefit costs

Discount Rate	(0.25)%	$1
Expected Return on Plan Assets	(0.25)%	2
Rate of Compensation Increase	0.25%	1
Health Care Cost Trend Rate (a)	1.0%	1

(a)	Only impacts other postretirement benefits.

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

For loss contingencies, the loss must be accrued if (1) information is available that indicates it is "probable" that the loss has been incurred, given the likelihood of the uncertain future events and (2) the amount of the loss can be reasonably estimated.  The FASB defines "probable" as cases in which "the future event or events are likely to occur."  SFAS 5 does not permit the accrual of contingencies that might result in gains.  PPL Electric continuously assesses potential loss contingencies for environmental remediation, litigation claims, regulatory penalties and other events.

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

Initial Identification and Recording of the Loss Accrual

PPL Electric uses its internal expertise and outside experts (such as lawyers and engineers), as necessary, to help estimate the probability that a loss has been incurred and the amount (or range) of the loss.

In 2005, a significant loss accrual was initially recorded for the PJM billing dispute.  Significant judgment was required by PPL Electric's management to perform the initial assessment of this contingency.  In 2004, Exelon Corporation, on behalf of its subsidiary, PECO Energy, Inc. (PECO), filed a complaint against PJM and PPL Electric with the FERC, alleging that PJM had overcharged PECO from April 1998 through May 2003 as a result of an error by PJM.  The complaint requested the FERC, among other things, to direct PPL Electric to refund to PJM $39 million, plus interest of $8 million, and for PJM to refund these same amounts to PECO.  In April 2005, the FERC issued an Order Establishing Hearing and Settlement Judge Proceedings (the Order).  In the Order, the FERC determined that PECO was entitled to reimbursement for the transmission congestion charges that PECO asserted PJM erroneously billed. The FERC ordered settlement discussions, before a judge, to determine the amount of the overcharge to PECO and the parties responsible for reimbursement to PECO.

Based on an evaluation of the FERC Order, PPL Electric's management concluded that it was probable that a loss had been incurred in connection with the PJM billing dispute.  PPL Electric recorded a loss accrual of $47 million, the amount of PECO's claim, in the first quarter of 2005.

See Note 15 to the Financial Statements for additional information on this contingency and see "Ongoing Assessment of Recorded Loss Accruals" for a discussion of the year-end assessment of this contingency.

There were no significant loss accruals initially recorded in 2007 or 2006.

PPL Electric has identified certain other events that could give rise to a loss, but that do not meet the conditions for accrual under SFAS 5.  SFAS 5 requires disclosure, but not a recording, of potential losses when it is "reasonably possible" that a loss has been incurred.  The FASB defines "reasonably possible" as cases in which "the chance of the future event or events occurring is more than remote but less than likely."  See Note 15 to the Financial Statements for disclosure of other potential loss contingencies that have not met the criteria for accrual under SFAS 5.

Reducing Recorded Loss Accruals

When an estimated loss is accrued, PPL Electric identifies, where applicable, the triggering events for subsequently reducing the loss accrual.  The triggering events generally occur when the contingency has been resolved and the actual loss is incurred, or when the risk of loss has diminished or been eliminated.  The following are some of the triggering events that provide for the reduction of certain recorded loss accruals:

•
Allowances for uncollectible accounts are reduced when accounts are written off after prescribed collection procedures have been exhausted, a better estimate of the allowance is determined or underlying amounts are ultimately collected.

•
Environmental and other litigation contingencies are reduced when the contingency is resolved and PPL Electric makes actual payments, a better estimate of the loss is determined or the loss is no longer considered probable.

Ongoing Assessment of Recorded Loss Accruals

PPL Electric reviews its loss accruals on a regular basis to assure that the recorded potential loss exposures are sufficient.  This involves ongoing communication and analyses with internal and external legal counsel, engineers, operation management and other parties.

As part of the year-end preparation of its 2006 financial statements, PPL Electric's management re-assessed the loss accrual related to the PJM billing dispute, described above under "Initial Identification and Recording of the Loss Accrual.

In December 2006, PPL Electric and Exelon filed with the FERC, pursuant to a November 2006 order, a modified offer of settlement (Compliance Filing).  Under the Compliance Filing, PPL Electric would make a single payment through its monthly PJM bill of $38 million, plus interest through the date of payment, and PJM would include a single credit for this amount in PECO's monthly PJM bill.  Through December 31, 2006, the estimated interest on this payment was $4 million, for a total payment of $42 million.  Based on the Compliance Filing, PPL Electric reduced the recorded loss accrual by $5 million at December 31, 2006.  PPL determined that PPL Electric was responsible for the claims prior to July 1, 2000 (totaling $12 million), and that PPL EnergyPlus was responsible for the claims subsequent to that date (totaling $30 million).  Accordingly, PPL Electric recorded a receivable from PPL EnergyPlus of $30 million at December 31, 2006, reduced the recorded liability to PJM by $5 million and recorded credits to expense of $35 million, including $28 million of "Energy purchases" and $7 million of "Interest Expense" on the Statement of Income.

In March 2007, the FERC entered an order approving the Compliance Filing.  In April 2007, PPL Electric paid PJM the full settlement amount of $43 million, including additional interest of $1 million recorded during the three months ended March 31, 2007.  PPL Energy Supply paid PPL Electric for its portion of the settlement.  This proceeding is now terminated and no contingency exists at December 31, 2007.

3) Income Tax Uncertainties

Significant management judgment is required in developing PPL Electric's provision for income taxes primarily due to uncertainty in various tax positions taken or expected to be taken in tax returns.

Prior to January 1, 2007, and in accordance with SFAS 5, "Accounting for Contingencies," PPL Electric evaluated uncertain tax positions and accrued charges for probable exposures based on management's best estimate of the amount of benefit that should be recognized in the financial statements.  This assessment resulted in management's best estimate of the ultimate settled tax position for each tax year.  In addition, management considered the reversal of temporary differences, future taxable income and ongoing prudent and feasible tax planning strategies in initially recording and reevaluating the need for valuation allowances.

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

Similar to SFAS 5, FIN 48 continues to require significant management judgment in determining the amount of benefit to be recognized in relation to an uncertain tax position.  FIN 48 requires PPL Electric to evaluate its tax positions following a two-step process.  The first step requires an entity to determine whether, based on the technical merits supporting a particular tax position, it is more likely than not (greater than a 50 percent chance) that the tax position will be sustained.  This determination assumes that the relevant taxing authority will examine the tax position and is aware of all the relevant facts surrounding the tax position.  The second step requires an entity to recognize in the financial statements the benefit of a tax position that meets the more-likely-than-not recognition criterion.  The measurement of the benefit equals the largest amount of benefit that has a likelihood of realization, upon settlement, that exceeds 50 percent.  PPL Electric 's management considers a number of factors in assessing the benefit to be recognized, including negotiation of a settlement.

On a quarterly basis, PPL Electric reassesses its uncertain tax positions by considering information known at the reporting date.  Based on management's assessment of new information, PPL Electric may subsequently recognize a tax benefit for a previously unrecognized tax position, de-recognize a previously recognized tax position, or re-measure the benefit of a previously recognized tax position.  The amounts ultimately paid upon resolution of issues raised by taxing authorities may differ materially from the amounts accrued and may materially impact PPL Electric's financial statements in the future.

The balance sheet classification of unrecognized tax benefits and the need for valuation allowances to reduce deferred tax assets also require significant management judgment.  FIN 48 requires an entity to classify unrecognized tax benefits as current, to the extent management expects to settle an uncertain tax position, by paying cash, within one year of the reporting date.  Valuation allowances are initially recorded and reevaluated each reporting period by assessing the likelihood of the ultimate realization of a deferred tax asset.  Management considers a number of factors in assessing the realization of a deferred tax asset, including the reversal of temporary differences, future taxable income and ongoing prudent and feasible tax planning strategies.  Any tax planning strategy utilized in this assessment must meet the recognition and measurement criteria of FIN 48.  See Note 5 to the Financial Statements for the disclosures required by FIN 48.

4) Regulation

PPL Electric's electricity delivery business is cost-based rate-regulated.  As a result, PPL Electric accounts for this business in accordance with the provisions of SFAS 71, "Accounting for the Effects of Certain Types of Regulation," which requires cost-based rate-regulated entities to reflect the effects of regulatory actions in their financial statements.  PPL Electric records assets and liabilities that result from the regulated ratemaking process that may not be recorded under GAAP for non-regulated entities.  Regulatory assets generally represent incurred costs that have been deferred because such costs are probable of future recovery in regulated customer rates.  Regulatory liabilities generally represent obligations to regulated customers for previous collections of costs that have not yet been incurred but are expected to be incurred in the future.  These amounts are recorded to income only when the associated costs are incurred.

Management continually assesses whether the regulatory assets are probable of future recovery by considering factors such as changes in the applicable regulatory and political environments, the ability to recover costs through regulated rates, recent rate orders to other regulated entities, and the status of any pending or potential deregulation legislation.  Based on this continual assessment, management believes the existing regulatory assets are probable of recovery.  This assessment reflects the current political and regulatory climate at the state and federal levels, and is subject to change in the future.  If future recovery of costs ceases to be probable, then asset write-offs would be required to be recognized in operating income.  Additionally, the regulatory agencies can provide flexibility in the manner and timing of the depreciation of PP&E and amortization of regulatory assets.

At December 31, 2007 and 2006, PPL Electric had regulatory assets of $837 million and $1.2 billion.  All of PPL Electric's regulatory assets are either currently being recovered under specific rate orders or represent amounts that will be recovered in future rates based upon established regulatory practices.

In August 2006, the Commonwealth Court of Pennsylvania overturned the PUC's decision of December 2004 that previously allowed PPL Electric to recover, over a 10-year period, restoration costs incurred in connection with Hurricane Isabel in September 2003.  As a result of the PUC's 2004 decision and in accordance with SFAS 71, PPL Electric had established a regulatory asset for the restoration costs.  Effective January 1, 2005, PPL Electric began billing these costs to customers and amortizing the regulatory asset.  The Commonwealth Court denied recovery of these costs because they were incurred when PPL Electric was subject to capped rates for transmission and distribution services, through December 31, 2004.  See Note 1 to the Financial Statements for additional information.

Other Information

PPL's Audit Committee has approved the independent auditor to provide audit and audit-related services and other services permitted by Sarbanes-Oxley and SEC rules.  The audit and audit-related services include services in connection with statutory and regulatory filings, reviews of offering documents and registration statements, and internal control reviews.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

PPL Corporation, PPL Energy Supply, LLC and PPL Electric Utilities Corporation

Reference is made to "Risk Management - Energy Marketing & Trading and Other" for PPL and PPL Energy Supply and "Risk Management" for PPL Electric in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareowners of PPL Corporation

We have audited the accompanying consolidated balance sheets and statements of long-term debt of PPL Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, shareowners' common equity and comprehensive income, and cash flows for each of the two years in the period ended December 31, 2007.  Our audits also included the financial statement schedule for each of the two years in the period ended December 31, 2007 listed in the accompanying index.  These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PPL Corporation and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 5 to the consolidated financial statements, the Company adopted FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, effective January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PPL Corporation's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
February 28, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareowners of PPL Corporation

We have audited PPL Corporation's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  PPL Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Management's Report on Internal Control over Financial Reporting at Item 9A. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, PPL Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and statements of long-term debt of PPL Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, shareowners' common equity and comprehensive income, and cash flows for each of the two years in the period ended December 31, 2007 and expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Philadelphia, Pennsylvania
February 28, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareowners of PPL Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the results of operations and the cash flows of PPL Corporation and its subsidiaries (the “Company”) for the year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule "Schedule II – Valuation and Qualifying Accounts and Reserves" for the year ended December 31, 2005, listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.  We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 21 to the consolidated financial statements, the Company adopted FIN No. 47, Accounting for Conditional Asset Retirement Obligations, in 2005.

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 24, 2006, except for
Note 10, "Sale of Interest in Griffith Plant" section, which is as of December 13, 2006, Note 10, "Sale of Latin American Businesses" section, which is as of June 20, 2007 and Note 10, "Anticipated Sale of Gas and Propane Businesses" section, which is as of February 28, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Managers and Sole Member
of PPL Energy Supply, LLC

We have audited the accompanying consolidated balance sheets and statements of long-term debt of PPL Energy Supply, LLC and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, member's equity and comprehensive income, and cash flows for each of the two years in the period ended December 31, 2007.  Our audits also included the financial statement schedule for each of the two years in the period ended December 31, 2007 listed in the accompanying index.  These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company's internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 5 to the consolidated financial statements, the Company adopted FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, effective January 1, 2007.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PPL Energy Supply, LLC and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule for the years ended December 31, 2007 and 2006, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Ernst & Young LLP
Philadelphia, Pennsylvania
February 28, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Managers and Sole Member
of PPL Energy Supply, LLC:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the results of operations and cash flows of PPL Energy Supply, LLC and its subsidiaries (the “Company”) for the year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule, "Schedule II – Valuation and Qualifying Accounts and Reserves" for the year ended December 31, 2005, listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.  We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 21 to the consolidated financial statements, the Company adopted FIN No. 47, Accounting for Conditional Asset Retirement Obligations, in 2005.

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 24, 2006, except for
Note 10, "Sale of Interest in Griffith Plant" section, which is as of December 13, 2006 and Note 10, "Sale of Latin American Businesses" section, which is as of June 20, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareowner
of PPL Electric Utilities Corporation

We have audited the accompanying consolidated balance sheets and statements of long-term debt of PPL Electric Utilities Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, shareowners' equity, and cash flows for each of the two years in the period ended December 31, 2007.  Our audits also included the financial statement schedule for each of the two years in the period ended December 31, 2007 listed in the accompanying index.  These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company's internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 5 to the consolidated financial statements, the Company adopted FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, effective January 1, 2007.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PPL Electric Utilities Corporation and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule for the years ended December 31, 2007 and 2006, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Ernst & Young LLP
Philadelphia, Pennsylvania
February 28, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareowner
of PPL Electric Utilities Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the results of operations and the cash flows of PPL Electric Utilities Corporation and its subsidiaries (the “Company”) for the year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule "Schedule II - Valuation and Qualifying Accounts and Reserves" for the year ended December 31, 2005, listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.  We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 21 to the consolidated financial statements, the Company adopted FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, in 2005.

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 24, 2006

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31,
PPL Corporation and Subsidiaries
(Millions of Dollars, except per share data)
	2007	2006	2005
Operating Revenues
Utility	$4,114	$3,855	$3,729
Unregulated retail electric	102	91	101
Wholesale energy marketing	1,472	1,532	1,091
Net energy trading margins	41	35	32
Energy-related businesses	769	618	586
Total	6,498	6,131	5,539

Operating Expenses
Operation
Fuel	906	763	796
Energy purchases	720	973	627
Other operation and maintenance	1,373	1,266	1,273
Amortization of recoverable transition costs	310	282	268
Depreciation (Note 1)	446	419	389
Taxes, other than income (Note 5)	298	281	278
Energy-related businesses (Note 9)	762	638	635
Total	4,815	4,622	4,266

Operating Income	1,683	1,509	1,273

Other Income - net (Note 17)	95	62	24

Interest Expense	474	447	472

Income from Continuing Operations Before Income Taxes, Minority Interest and Dividends on Preferred Securities of a Subsidiary	1,304	1,124	825

Income Taxes (Note 5)	270	268	128

Minority Interest	3	3	2

Dividends on Preferred Securities of a Subsidiary (Notes 7 and 8)	18	14	2

Income from Continuing Operations	1,013	839	693

Income (Loss) from Discontinued Operations (net of income taxes) (Note 10)	275	26	(7)

Income Before Cumulative Effect of a Change in Accounting Principle	1,288	865	686

Cumulative Effect of a Change in Accounting Principle (net of income taxes) (Note 21)			(8)

Net Income	$1,288	$865	$678

Earnings Per Share of Common Stock (Note 4)
Income from Continuing Operations:
Basic	$2.66	$2.20	$1.83
Diluted	$2.63	$2.17	$1.81
Net Income:
Basic	$3.39	$2.27	$1.79
Diluted	$3.35	$2.24	$1.77

Dividends Declared Per Share of Common Stock	$1.22	$1.10	$0.96

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,
PPL Corporation and Subsidiaries
(Millions of Dollars)
	2007	2006	2005
Cash Flows from Operating Activities
Net income	$1,288	$865	$678
Adjustments to reconcile net income to net cash provided by operating activities
Cumulative effect of a change in accounting principle			8
Pre-tax gain from the sale of the Latin American businesses	(400)
Pre-tax loss from the sale of the Sundance plant			72
Pre-tax loss from the sale of interest in Griffith plant		39
Depreciation	458	446	423
Amortizations - recoverable transition costs and other	433	309	298
Defined benefits	(39)	(115)	(41)
Impairment of assets	121
Deferred income taxes and investment tax credits	42	(25)	(66)
Other	(66)	47	124
Change in current assets and current liabilities
Accounts receivable	(186)	(31)	(93)
Accounts payable	127	116	141
Fuel, materials and supplies	25	(31)	(38)
Other	(144)	107	(101)
Other operating activities
Other assets	(12)	17	18
Other liabilities	(76)	14	(35)

Net cash provided by operating activities	1,571	1,758	1,388

Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(1,685)	(1,394)	(811)
Proceeds from the sale of the Latin American businesses	851
Proceeds from the sale of telecommunication operations	47
Proceeds from the sale of the Sundance plant			190
Proceeds from the sale of interest in Griffith plant		110
Purchases of emission allowances	(33)	(76)	(169)
Proceeds from the sale of emission allowances	107	46	64
Purchases of nuclear decommissioning trust investments	(190)	(227)	(239)
Proceeds from the sale of nuclear decommissioning trust investments	175	211	223
Purchases of short-term investments	(601)	(696)	(116)
Proceeds from the sale of short-term investments	860	400	118
Net increase in restricted cash and cash equivalents	(125)	(12)	(34)
Other investing activities	(20)	21	(5)

Net cash used in investing activities	(614)	(1,617)	(779)

Cash Flows from Financing Activities
Issuance of long-term debt	985	1,985	737
Retirement of long-term debt	(1,216)	(1,535)	(1,261)
Repurchase of common stock	(712)
Issuance of preference stock, net of issuance costs		245
Issuance of common stock	32	21	37
Payment of common stock dividends	(459)	(409)	(347)
Net increase (decrease) in short-term debt	61	(173)	184
Other financing activities	(17)	(39)	(26)

Net cash (used in) provided by financing activities	(1,326)	95	(676)

Effect of Exchange Rates on Cash and Cash Equivalents	5	3	6

Net (Decrease) Increase in Cash and Cash Equivalents	(364)	239	(61)
Cash and Cash Equivalents at Beginning of Period	794	555	616
Cash and Cash Equivalents at End of Period	$430	$794	$555

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$437	$449	$466
Income taxes - net	$376	$270	$149

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEETS AT DECEMBER 31,
PPL Corporation and Subsidiaries
(Millions of Dollars)
	2007	2006
Assets

Current Assets
Cash and cash equivalents	$430	$794
Short-term investments	108	359
Restricted cash and cash equivalents (Note 19)	203	102
Accounts receivable (less reserve: 2007, $39; 2006, $50)
Customer	574	499
Other	87	92
Unbilled revenues	531	469
Fuel, materials and supplies (Note 1)	316	378
Prepayments	160	79
Deferred income taxes (Note 5)	25	162
Price risk management assets (Note 18)	319	551
Other intangibles (Note 20)	76	124
Assets held for sale (Note 10)	318
Other	21	21
Total Current Assets	3,168	3,630

Investments
Investment in unconsolidated affiliates - at equity (Note 3)	44	47
Nuclear plant decommissioning trust funds (Note 21)	555	510
Other	9	7
Total Investments	608	564

Property, Plant and Equipment (Note 1)
Electric plant in service
Transmission and distribution	8,787	8,836
Generation	8,812	8,744
General	836	779
	18,435	18,359
Construction work in progress	1,287	682
Nuclear fuel	387	354
Electric plant	20,109	19,395
Gas and oil plant	66	373
Other property	202	311
	20,377	20,079
Less: accumulated depreciation	7,772	8,010
Total Property, Plant and Equipment	12,605	12,069

Regulatory and Other Noncurrent Assets (Note 1)
Recoverable transition costs	574	884
Goodwill (Note 20)	991	1,154
Other intangibles (Note 20)	335	367
Price risk management assets (Note 18)	587	144
Other	1,104	935
Total Regulatory and Other Noncurrent Assets	3,591	3,484

Total Assets	$19,972	$19,747

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEETS AT DECEMBER 31,
PPL Corporation and Subsidiaries
(Millions of Dollars)
	2007	2006
Liabilities and Equity

Current Liabilities
Short-term debt (Note 8)	$92	$42
Long-term debt	678	1,018
Long-term debt with affiliate trust (Notes 8, 16 and 22)		89
Accounts payable	723	667
Above market NUG contracts (Note 15)	42	65
Taxes	127	194
Interest	131	109
Dividends	118	111
Price risk management liabilities (Note 18)	423	550
Liabilities held for sale (Note 10)	68
Other	480	503
Total Current Liabilities	2,882	3,348

Long-term Debt	6,890	6,728

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes and investment tax credits (Note 5)	2,192	2,331
Price risk management liabilities (Note 18)	916	459
Accrued pension obligations (Note 13)	59	364
Asset retirement obligations (Note 21)	376	336
Above market NUG contracts (Note 15)	29	71
Other	752	627
Total Deferred Credits and Other Noncurrent Liabilities	4,324	4,188

Commitments and Contingent Liabilities (Note 15)

Minority Interest	19	60

Preferred Securities of a Subsidiary (Note 7)	301	301

Shareowners' Common Equity
Common stock - $0.01 par value (a)	4	4
Capital in excess of par value	2,172	2,810
Earnings reinvested	3,448	2,626
Accumulated other comprehensive loss (Note 1)	(68)	(318)
Total Shareowners' Common Equity	5,556	5,122

Total Liabilities and Equity	$19,972	$19,747

(a)	780 million shares authorized; 373 million shares issued and outstanding at December 31, 2007, and 385 million shares issued and outstanding at December 31, 2006.

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF SHAREOWNERS' COMMON EQUITY
AND COMPREHENSIVE INCOME FOR THE YEARS ENDED DECEMBER 31,
PPL Corporation and Subsidiaries
(Millions of Dollars, except per share amounts)
	2007	2006	2005

Common stock at beginning of year	$4	$4	$2
Common stock split			2

Common stock at end of year	4	4	4

Capital in excess of par value at beginning of year	2,810	3,602	3,528
Common stock split			(2)
Retirement of treasury stock (Note 1)		(839)
Common stock issued	48	26	42
Common stock repurchased (Note 8)	(712)
Stock-based compensation	26	22	32
Other		(1)	2

Capital in excess of par value at end of year	2,172	2,810	3,602

Treasury stock at beginning of year		(838)	(838)
Treasury stock purchased		(1)
Retirement of treasury stock (Note 1)		839

Treasury stock at end of year			(838)

Earnings reinvested at beginning of year	2,626	2,182	1,870
Net income	1,288	865	678
Dividends and dividend equivalents declared on common stock and restricted stock units	(466)	(421)	(366)

Earnings reinvested at end of year	3,448	2,626	2,182

Accumulated other comprehensive loss at beginning of year (c)	(318)	(532)	(323)
Other comprehensive income (loss) (b)	250	414	(209)
Adjustment to initially apply SFAS 158, net of tax benefit of $103 (Note 13)		(200)

Accumulated other comprehensive loss at end of year	(68)	(318)	(532)

Total Shareowners' Common Equity	$5,556	$5,122	$4,418

Common stock shares outstanding at beginning of year (a)	385,039	380,145	378,143
Common stock shares issued through the ICP, ICPKE, 2.625% Convertible Senior Notes and directors retirement plan, net of forfeitures	3,177	4,955	2,024
Common stock shares repurchased	(14,945)
Treasury stock shares purchased		(61)	(22)

Common stock shares outstanding at end of year	373,271	385,039	380,145

(a)	Shares in thousands. Each share entitles the holder to one vote on any question presented to any shareowners' meeting.
(b)	Statement of Comprehensive Income (Note 1):
	Net income	$1,288	$865	$678
	Other comprehensive income (loss):
	Foreign currency translation adjustments, net of tax expense of $1, $0, $0	93	155	(53)
	Unrealized gains on available-for-sale securities, net of tax expense of $6, $33, $5 (d)	8	10	8
	Additional minimum pension liability adjustments, net of tax expense of $26, $8		54	19
	Defined benefit plans (Note 13)
	Net prior service costs, net of tax benefit of $(6)	16
	Net actuarial gain, net of tax expense of $123	273
	Amortization of net transition obligations, net of tax expense of $1	1
	Net unrealized (losses) gains on qualifying derivatives, net of tax (benefit) expense of $(105), $124, $(115)	(141)	195	(183)
	Total other comprehensive income (loss)	250	414	(209)
	Comprehensive Income	$1,538	$1,279	$469

(c)	See Note 1 for disclosure of balances for each component of accumulated other comprehensive loss.
(d)
The 2005 amount includes unrealized losses on investments in the nuclear decommissioning trust funds.  Beginning in 2006, such losses represent other than temporary impairments and are recognized in earnings.  See Note 21 for additional information.

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF LONG-TERM DEBT AT DECEMBER 31,
PPL Corporation and Subsidiaries
(Millions of Dollars)
	Outstanding
	2007			2006		Maturity (a)
U.S.
6.84% - 8.375% Medium-term Notes					$283	2007
4.33% - 7.0% Senior Unsecured Notes		$2,451	(m)(n)		2,301	2009-2047
Junior Subordinated Notes (b)		500				2067
2.625% Convertible Senior Notes (c)		57			102	2023
8.05% - 8.30% Senior Secured Notes (d)		437			437	2013
8.70% Unsecured Promissory Notes		10	(r)		10	2022
7.375% First Mortgage Bonds (e)		10			10	2014
4.30% - 6.45% Senior Secured Bonds (e)		1,036			1,041	2007-2037
3.125% - 4.75% Senior Secured Bonds (Pollution Control Series) (f)		314			314	2008-2029
7.05% - 7.15% Series 1999-1 Transition Bonds		305			605	2007-2008
Floating Rate Exempt Facilities Note (g)		81				2037
Floating Rate Pollution Control Facilities Note (h)		9			9	2027
		5,210			5,112

U.K.
4.80436% - 9.25% Senior Unsecured Notes (i)		1,864	(o)(p)		1,987	2007-2037
1.541% Index-linked Senior Unsecured Notes (i) (j)		481	(o)(q)		443	2053-2056
		2,345			2,430

Latin America (k)
3.75% - 9.0 % Inflation-linked Debt					205	2007-2027
4.00% - 8.57% Other					18	2007-2011
					223
		7,555			7,765
Fair value adjustments from hedging activities		28			(9)
Unamortized premium		11			12
Unamortized discount		(16)			(22)
		7,578			7,746
Less amount due within one year		(678)			(1,018)
Less amount included in liabilities held for sale(10		(10)	(r)
Total Long-term Debt		$6,890			$6,728

Long-term Debt with Affiliate Trust:
8.23% Subordinated Debentures (l)	$				$89	2027
Less amount due within one year					(89)
Total Long-term Debt with Affiliate Trust	$			$

See Note 8 for information on debt issuances, debt retirements and other changes in long-term debt.

(a)
Aggregate maturities of long-term debt are (millions of dollars):  2008, $678; 2009, $687; 2010, $0; 2011, $501; 2012, $1; and $5,688 thereafter.  There are no debt securities outstanding that have sinking fund requirements.

(b)
The notes bear interest at 6.70% into March 2017, at which time the notes will bear interest at three-month LIBOR plus 2.665%, reset quarterly, until maturity.  Interest payments may be deferred, from time to time, on one or more occasions for up to ten consecutive years.  The notes may be redeemed at par beginning in March 2017.

(c)
The Convertible Senior Notes may be redeemed beginning on May 20, 2008.  Additionally, the holders have the right to require PPL Energy Supply to purchase the notes at par value on every fifth anniversary of the issuance, with such first date being May 15, 2008.  The balance outstanding at December 31, 2007, has been classified as a current liability on the Balance Sheet.  See Notes 4 and 8 for a discussion of conversion terms.

(d)	Represents lease financing consolidated through a variable interest entity. See Note 22 for additional information.
(e)
The First Mortgage Bonds were issued under, and are secured by, the lien of the 1945 First Mortgage Bond Indenture.  The lien of the 1945 First Mortgage Bond Indenture covers substantially all electric distribution plant and certain transmission plant owned by PPL Electric.  The Senior Secured Bonds were issued under the 2001 Senior Secured Bond Indenture.  The Senior Secured Bonds are secured by (i) an equal principal amount of First Mortgage Bonds issued under the 1945 First Mortgage Bond Indenture and (ii) the lien of the 2001 Senior Secured Bond Indenture, which covers substantially all electric distribution plant and certain transmission plant owned by PPL Electric and which is junior to the lien of the 1945 First Mortgage Bond Indenture.

(f)
PPL Electric issued a series of its Senior Secured Bonds to secure its obligations to make payments with respect to each series of Pollution Control Bonds that were issued by the Lehigh County Industrial Development Authority (LCIDA) on behalf of PPL Electric.  These Senior Secured Bonds were issued in the same principal amount and bear the same interest rate as such Pollution Control Bonds.  These Senior Secured Bonds were issued under the 2001 Senior Secured Bond Indenture and are secured as noted in (e) above.  $224 million of these Senior Secured Bonds may be redeemed at par beginning in 2015.

(g)
The Pennsylvania Economic Development Financing Authority (PEDFA) issued Exempt Facilities Revenue Bonds on behalf of PPL Energy Supply.  In connection with the issuance of such bonds, PPL Energy Supply entered into a loan agreement with the PEDFA pursuant to which the PEDFA has loaned to PPL Energy Supply the proceeds of the bonds on payment terms that correspond to the bonds.  The bonds are structured as variable-rate remarketable bonds.  They accrue interest at 3.2% through January 2008.  Effective February 2008, the bonds will be subject to daily remarketing until such time that the frequency of remarketing is changed at the election of PPL Energy Supply.  PPL Energy Supply may convert the interest rate on the Bonds from time to time to a commercial paper rate, daily rate, weekly rate or a term rate of at least one year, as determined by the remarketing agent.  The Bonds are subject to mandatory purchase under certain circumstances, including upon conversion to a different interest rate mode.  To the extent that a purchase is required prior to the maturity date, PPL Energy Supply has the ability and intent to refinance such obligation on a long-term basis.

(h)	Rate was 4.923% at December 31, 2007, and 3.97% at December 31, 2006.
(i)
Although financial information of foreign subsidiaries is recorded on a one-month lag, WPD's December 2007 bond retirement is reflected in the 2007 Financial Statements, as discussed in Note 8, and its December 2006 bond issuances and bond retirement are reflected in the 2006 Financial Statements due to the materiality of these transactions.

(j)	The principal amount of these notes is adjusted on a semi-annual basis based on changes in a specified index, as detailed in the terms of the related indentures.
(k)	In 2007, PPL sold its Latin American businesses. Debt of the businesses sold was not retained by PPL. See Note 10 for additional information.
(l)
Represents debt with a wholly-owned trust that was deconsolidated effective December 31, 2003.  See Notes 16 and 22 for further discussion.  See Note 8 for a discussion of the redemption of these debentures in February 2007.

(m)
Includes $300 million of 5.70% REset Put Securities due 2035 (REPSSM).  The REPS bear interest at a rate of 5.70% per annum to, but excluding, October 15, 2015 (Remarketing Date).  The REPS are required to be put by existing holders on the Remarketing Date either for (a) purchase and remarketing by a designated remarketing dealer, or (b) repurchase by PPL Energy Supply.  If the remarketing dealer elects to purchase the REPS for remarketing, it will purchase the REPS at 100% of the principal amount, and the REPS will bear interest on and after the Remarketing Date at a new fixed rate per annum determined in the remarketing.  PPL Energy Supply has the right to terminate the remarketing process.  If the remarketing is terminated at the option of PPL Energy Supply, or under certain other circumstances, including the occurrence of an event of default by PPL Energy Supply under the related indenture or a failed remarketing for certain specified reasons, PPL Energy Supply will be required to pay the remarketing dealer a settlement amount as calculated in accordance with the related remarketing agreement.

(n)	Includes $250 million of notes that may be redeemed at par beginning in July 2011 and $100 million of notes that may be redeemed at par beginning in July 2012.
(o)	Change includes an increase related to an increase in foreign currency exchange rates.
(p)
Includes $463 million of notes that may be redeemed, in total but not in part, on December 21, 2026, at the greater of the principal value or a value determined by reference to the gross redemption yield on a nominated U.K. government bond.  Additionally, the $463 million of such notes may be put by the holders back to the issuer for redemption if the long-term credit ratings assigned to the notes by Moody's, S&P or Fitch are withdrawn by any of the rating agencies or reduced to a non-investment grade rating of Ba1 or BB+ in connection with a restructuring event.  A restructuring event includes the loss of, or a material adverse change to, the distribution license under which the issuer operates.

(q)
These notes may be redeemed, in total by series, on December 1, 2026, at the greater of the adjusted principal value and a make-whole value determined by reference to the gross real yield on a nominated U.K. government bond.  Additionally, these notes may be put by the holders back to the issuer for redemption if the long-term credit ratings assigned to the notes by Moody's, S&P or Fitch are withdrawn by any of the rating agencies or reduced to a non-investment grade rating of Ba1 or BB+ in connection with a restructuring event.  A restructuring event includes the loss of, or a material adverse change to, the distribution license under which the issuer operates.

(r)
In 2007, PPL announced its intention to sell its natural gas distribution and propane businesses.  The assets and liabilities of these businesses, including the 8.70% Unsecured Promissory Notes, have been classified as held for sale at December 31, 2007.  See Note 10 for additional information.

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31,
PPL Energy Supply, LLC and Subsidiaries
(Millions of Dollars)
	2007	2006	2005
Operating Revenues
Wholesale energy marketing	$1,472	$1,532	$1,091
Wholesale energy marketing to affiliate (Note 16)	1,810	1,708	1,590
Utility	863	756	717
Unregulated retail electric	102	91	101
Net energy trading margins	41	35	32
Energy-related businesses	760	596	557
Total	5,048	4,718	4,088

Operating Expenses
Operation
Fuel	906	763	796
Energy purchases	513	798	371
Energy purchases from affiliate (Note 16)	156	157	148
Other operation and maintenance	1,013	941	935
Depreciation (Note 1)	303	290	268
Taxes, other than income (Note 5)	98	91	93
Energy-related businesses (Note 9)	757	622	604
Total	3,746	3,662	3,215

Operating Income	1,302	1,056	873

Other Income - net (Note 17)	108	70	32

Interest Expense	288	248	235

Interest Expense with Affiliates (Note 16)	4	12	21

Income from Continuing Operations Before Income Taxes and Minority Interest	1,118	866	649

Income Taxes (Note 5)	217	187	81

Minority Interest	3	3	2

Income from Continuing Operations	898	676	566

Income (Loss) from Discontinued Operations (net of income taxes) (Note 10)	307	22	(16)

Income Before Cumulative Effect of a Change in Accounting Principle	1,205	698	550

Cumulative Effect of a Change in Accounting Principle (net of income taxes) (Note 21)			(8)

Net Income	$1,205	$698	$542

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,
PPL Energy Supply, LLC and Subsidiaries
(Millions of Dollars)
	2007	2006	2005
Cash Flows from Operating Activities
Net income	$1,205	$698	$542
Adjustments to reconcile net income to net cash provided by operating activities
Cumulative effect of a change in accounting principle			8
Pre-tax gain from the sale of the Latin American businesses	(400)
Pre-tax loss from the sale of the Sundance plant			72
Pre-tax loss from the sale of interest in Griffith plant		39
Depreciation	309	309	295
Defined benefits	(34)	(100)	(41)
Deferred income taxes and investment tax credits	112	70	30
Impairment of assets	99
Other	16	85	80
Change in current assets and current liabilities
Accounts receivable	(217)	(67)	(54)
Accounts payable	108	103	88
Fuels, materials and supplies	29	(34)	(40)
Other	(44)	138	(106)
Other operating activities
Other assets	(6)	(1)	13
Other liabilities	(83)		(49)

Net cash provided by operating activities	1,094	1,240	838

Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(1,359)	(1,033)	(593)
Proceeds from the sale of the Latin American businesses	851
Proceeds from the sale of telecommunication operations	47
Proceeds from the sale of the Sundance plant			190
Proceeds from the sale of interest in Griffith plant		110
Purchases of emission allowances	(33)	(76)	(169)
Proceeds from the sale of emission allowances	107	46	64
Purchases of nuclear decommissioning trust investments	(190)	(227)	(239)
Proceeds from the sale of nuclear decommissioning trust investments	175	211	223
Purchases of short-term investments	(561)	(535)	(73)
Proceeds from the sale of short-term investments	795	240	90
Net increase in restricted cash and cash equivalents	(110)	(14)	(17)
Other investing activities	(27)	17	(13)

Net cash used in investing activities	(305)	(1,261)	(537)

Cash Flows from Financing Activities
Issuance of long-term debt	136	1,985	313
Retirement of long-term debt	(378)	(854)	(210)
Contributions from Member	700	115	50
Distributions to Member	(1,471)	(712)	(278)
Net increase (decrease) in short-term debt	62	(173)	184
Net decrease in short-term note payable to affiliate		(8)	(487)
Other financing activities	(12)	(38)	(9)

Net cash (used in) provided by financing activities	(963)	315	(437)

Effect of Exchange Rates on Cash and Cash Equivalents	5	3	6

Net (Decrease) Increase in Cash and Cash Equivalents	(169)	297	(130)
Cash and Cash Equivalents at Beginning of Period	524	227	357
Cash and Cash Equivalents at End of Period	$355	$524	$227

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$281	$268	$234
Income taxes - net	$196	$40	$30

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEETS AT DECEMBER 31,
PPL Energy Supply, LLC and Subsidiaries
(Millions of Dollars)
	2007	2006
Assets

Current Assets
Cash and cash equivalents	$355	$524
Short-term investments	102	328
Restricted cash and cash equivalents (Note 19)	146	51
Accounts receivable (less reserve: 2007, $20; 2006, $29)
Customer	376	284
Other	61	70
Unbilled revenues	339	301
Accounts receivable from affiliates	169	136
Collateral on PLR energy supply to affiliate (Note 16)	300	300
Fuel, materials and supplies (Note 1)	282	330
Prepayments	120	66
Deferred income taxes (Note 5)	49	117
Price risk management assets (Note 18)	318	551
Other intangibles (Note 20)	76	124
Other	7	10
Total Current Assets	2,700	3,192

Investments
Investment in unconsolidated affiliates - at equity (Note 3)	44	47
Nuclear plant decommissioning trust funds (Note 21)	555	510
Other	5	4
Total Investments	604	561

Property, Plant and Equipment (Note 1)
Electric plant in service
Transmission and distribution	4,470	4,673
Generation	8,812	8,744
General	334	318
	13,616	13,735
Construction work in progress	1,165	578
Nuclear fuel	387	354
Electric plant	15,168	14,667
Gas and oil plant	66	64
Other property	200	309
	15,434	15,040
Less: accumulated depreciation	5,904	6,115
Total Property, Plant and Equipment	9,530	8,925

Other Noncurrent Assets
Goodwill (Note 20)	991	1,099
Other intangibles (Note 20)	214	245
Price risk management assets (Note 18)	568	135
Other	660	498
Total Other Noncurrent Assets	2,433	1,977

Total Assets	$15,267	$14,655

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEETS AT DECEMBER 31,
PPL Energy Supply, LLC and Subsidiaries
(Millions of Dollars)
	2007	2006
Liabilities and Equity

Current Liabilities
Short-term debt (Note 8)	$51
Long-term debt	283	$181
Long-term debt with affiliate trust (Notes 8, 16 and 22)		89
Accounts payable	626	571
Accounts payable to affiliates	61	36
Above market NUG contracts (Note 15)	42	65
Taxes	102	151
Interest	94	82
Deferred revenue on PLR energy supply to affiliate (Note 16)	12	12
Price risk management liabilities (Note 18)	421	541
Other	342	325
Total Current Liabilities	2,034	2,053

Long-term Debt	4,787	5,106

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes and investment tax credits (Note 5)	1,413	1,363
Price risk management liabilities (Note 18)	904	437
Accrued pension obligations (Note 13)	23	279
Asset retirement obligations (Note 21)	376	336
Above market NUG contracts (Note 15)	29	71
Deferred revenue on PLR energy supply to affiliate (Note 16)	12	23
Other	465	393
Total Deferred Credits and Other Noncurrent Liabilities	3,222	2,902

Commitments and Contingent Liabilities (Note 15)

Minority Interest	19	60

Member's Equity	5,205	4,534

Total Liabilities and Equity	$15,267	$14,655

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF MEMBER'S EQUITY AND COMPREHENSIVE INCOME FOR THE YEARS ENDED DECEMBER 31,
PPL Energy Supply, LLC and Subsidiaries
(Millions of Dollars)

	2007	2006	2005

Member's Equity at beginning of year	$4,534	$4,149	$4,050
Comprehensive income (Note 1):
Net income	1,205	698	542
Other comprehensive income (a)
Foreign currency translation adjustments, net of tax expense of $1, $0, $0	93	155	(53)
Net unrealized (losses) gains on qualifying derivatives, net of tax (benefit) expense of $(102), $117, $(121)	(136)	185	(192)
Defined benefit plans (Note 13)
Net prior service cost, net of tax benefit of $(3)	12
Net actuarial gain, net of tax expense of $116	262
Amortization of net transition obligations, net of tax expense of $1	1
Additional minimum liability adjustments, net of tax expense of $22, $9		49	21
Unrealized gains on available-for-sale securities, net of tax expense of $6, $33, $6 (b)	8	11	8

Total comprehensive income	1,445	1,098	326

Adjustment to initially apply SFAS 158, net of tax benefit of $89 (a) (Note 13)		(181)

Adjustment to initially adopt FIN 48 (Note 5)	(1)

Contributions from Member (c)	700	180	50

Distributions to Member	(1,471)	(712)	(278)

Other	(2)		1

Member's Equity at end of year	$5,205	$4,534	$4,149

(a)	See Note 1 for disclosure of balances for each component of accumulated other comprehensive loss.
(b)
The 2005 amount includes unrealized losses on investments in the nuclear decommissioning trust funds.  Beginning in 2006, such losses represent other than temporary impairments and are recognized in earnings.  See Note 21 for additional information.

(c)
On July 1, 2006, in connection with an internal reorganization, PPL Energy Supply received non-cash contributions from its parent, consisting of a note receivable and ownership interests in certain subsidiaries (including PPL Telcom).  The contributions were recorded at the parent's historical carrying amounts, collectively totaling $65 million.  The businesses of these subsidiaries became a component of PPL Energy Supply's Supply segment.  The impact on PPL Energy Supply's financial statements and to its Supply segment was not significant.

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF LONG-TERM DEBT AT DECEMBER 31,
PPL Energy Supply, LLC and Subsidiaries
(Millions of Dollars)
	Outstanding
	2007			2006		Maturity (a)

U.S.
5.40% - 7.0% Senior Unsecured Notes		$2,150	(i)(j)		$2,100	2011-2046
2.625% Convertible Senior Notes (b)		57			102	2023
8.05% - 8.30% Senior Secured Notes (c)		437			437	2013
Floating Rate Exempt Facilities Note (d)		81				2037
		2,725			2,639
U.K.
4.80436% - 9.25% Senior Unsecured Notes (e)		1,864	(k)(l)		1,987	2007-2037
1.541% Index-linked Senior Unsecured Notes (e)(f)		481	(k)(m)		443	2053-2056
		2,345			2,430
Latin America (g)
3.75% - 9.0% Inflation-linked Debt					205	2007-2027
4.00% - 8.57% Other					18	2007-2011
					223
		5,070			5,292
Fair value adjustments from hedging activities					(2)
Unamortized premium		11			12
Unamortized discount		(11)			(15)
		5,070			5,287
Less amount due within one year		(283)			(181)

Total Long-term Debt		$4,787			$5,106

Long-term Debt with Affiliate Trust:
8.23% Subordinated Debentures (h)	$				$89	2027
Less amount due within one year					(89)

Total Long-term Debt with Affiliate Trust	$			$

See Note 8 for information on debt issuances, debt retirements and other changes in long-term debt.

(a)
Aggregate maturities of long-term debt are (millions of dollars):  2008, $283; 2009, $0; 2010, $0; 2011, $500; 2012, $0; and $4,287 thereafter.  There are no debt securities outstanding that have sinking fund requirements.

(b)
The Convertible Senior Notes may be redeemed beginning on May 20, 2008.  Additionally, the holders have the right to require PPL Energy Supply to purchase the notes at par value on every fifth anniversary of the issuance, with such first date being May 15, 2008.  The balance outstanding at December 31, 2007, has been classified as a current liability on the Balance Sheet.  See Notes 4 and 8 for a discussion of conversion terms.

(c)	Represents lease financing consolidated through a variable interest entity. See Note 22 for additional information.
(d)
The Pennsylvania Economic Development Financing Authority (PEDFA) issued Exempt Facilities Revenue Bonds on behalf of PPL Energy Supply.  In connection with the issuance of such bonds, PPL Energy Supply entered into a loan agreement with the PEDFA pursuant to which the PEDFA has loaned to PPL Energy Supply the proceeds of the bonds on payment terms that correspond to the bonds.  The bonds are structured as variable-rate remarketable bonds.  They accrue interest at 3.2% through January 2008.  Effective February 2008, the bonds will be subject to daily remarketing until such time that the frequency of remarketing is changed at the election of PPL Energy Supply.  PPL Energy Supply may convert the interest rate on the Bonds from time to time to a commercial paper rate, daily rate, weekly rate or a term rate of at least one year, as determined by the remarketing agent.  The Bonds are subject to mandatory purchase under certain circumstances, including upon conversion to a different interest rate mode.  To the extent that a purchase is required prior to the maturity date, PPL Energy Supply has the ability and intent to refinance such obligation on a long-term basis.

(e)
Although financial information of foreign subsidiaries is recorded on a one-month lag, WPD's December 2007 bond retirement is reflected in the 2007 Financial Statements, as discussed in Note 8, and its December 2006 bond issuances and bond retirement are reflected in the 2006 Financial Statements due to the materiality of these transactions.

(f)	The principal amount of these notes is adjusted on a semi-annual basis based on changes in a specified index, as detailed in the terms of the related indentures.
(g)	In 2007, PPL Energy Supply sold its Latin American businesses. Debt of the businesses sold was not retained by PPL Energy Supply. See Note 10 for additional information.
(h)
Represents debt with a wholly-owned trust that was deconsolidated effective December 31, 2003.  See Notes 16 and 22 for further discussion.  See Note 8 for a discussion of the redemption of these debentures in February 2007.

(i)
Includes $300 million of 5.70% REset Put Securities due 2035 (REPSSM).  The REPS bear interest at a rate of 5.70% per annum to, but excluding, October 15, 2015 (Remarketing Date).  The REPS are required to be put by existing holders on the Remarketing Date either for (a) purchase and remarketing by a designated remarketing dealer, or (b) repurchase by PPL Energy Supply.  If the remarketing dealer elects to purchase the REPS for remarketing, it will purchase the REPS at 100% of the principal amount, and the REPS will bear interest on and after the Remarketing Date at a new fixed rate per annum determined in the remarketing.  PPL Energy Supply has the right to terminate the remarketing process.  If the remarketing is terminated at the option of PPL Energy Supply, or under certain other circumstances, including the occurrence of an event of default by PPL Energy Supply under the related indenture or a failed remarketing for certain specified reasons, PPL Energy Supply will be required to pay the remarketing dealer a settlement amount as calculated in accordance with the related remarketing agreement.

(j)	Includes $250 million of notes that may be redeemed at par beginning in July 2011.
(k)	Change includes an increase related to an increase in foreign currency exchange rates.
(l)
Includes $463 million of notes that may be redeemed, in total but not in part, on December 21, 2026, at the greater of the principal value or a value determined by reference to the gross redemption yield on a nominated U.K. government bond.  Additionally, the $463 million of such notes may be put by the holders back to the issuer for redemption if the long-term credit ratings assigned to the notes by Moody's, S&P or Fitch are withdrawn by any of the rating agencies or reduced to a non-investment grade rating of Ba1 or BB+ in connection with a restructuring event.  A restructuring event includes the loss of, or a material adverse change to, the distribution license under which the issuer operates.

(m)
These notes may be redeemed, in total by series, on December 1, 2026, at the greater of the adjusted principal value and a make-whole value determined by reference to the gross real yield on a nominated U.K. government bond.  Additionally, these notes may be put by the holders back to the issuer for redemption if the long-term credit ratings assigned to the notes by Moody's, S&P or Fitch are withdrawn by any of the rating agencies or reduced to a non-investment grade rating of Ba1 or BB+ in connection with a restructuring event.  A restructuring event includes the loss of, or a material adverse change to, the distribution license under which the issuer operates.

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31,
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars)
	2007	2006	2005
Operating Revenues
Retail electric	$3,254	$3,102	$3,015
Wholesale electric to affiliate (Note 16)	156	157	148
Total	3,410	3,259	3,163

Operating Expenses
Operation
Energy purchases	206	175	256
Energy purchases from affiliate (Note 16)	1,810	1,708	1,590
Other operation and maintenance	402	369	375
Amortization of recoverable transition costs	310	282	268
Depreciation (Note 1)	132	118	112
Taxes, other than income (Note 5)	200	189	185
Total	3,060	2,841	2,786

Operating Income	350	418	377

Other Income - net (Note 17)	31	31	21

Interest Expense	118	134	170

Interest Expense with Affiliate (Note 16)	17	17	12

Income Before Income Taxes	246	298	216

Income Taxes (Note 5)	83	104	69

Net Income	163	194	147

Dividends on Preferred Securities	18	14	2

Income Available to PPL	$145	$180	$145

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars)
	2007	2006	2005
Cash Flows from Operating Activities
Net income	$163	$194	$147
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	132	118	112
Amortizations - recoverable transition costs and other	326	303	289
Realization of benefits related to Black Lung Trust assets		(36)
Accrual for PJM billing dispute		(35)	47
Write-off (deferral) of storm-related costs		11	(12)
Other	22	21	16
Change in current assets and current liabilities
Accounts receivable	(5)	11	(38)
Accounts payable	29	22	11
Prepayments	(13)	1	2
Other	(87)	(19)
Other operating activities
Other assets	19	(1)	(6)
Other liabilities	(18)	(12)	12
Net cash provided by operating activities	568	578	580

Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(286)	(289)	(174)
Purchases of short-term investments	(32)	(143)	(32)
Proceeds from the sale of short-term investments	57	143	17
Net decrease in notes receivable from affiliate	23
Net increase in restricted cash and cash equivalents	(8)	(2)	(10)
Other investing activities	7	4	6
Net cash used in investing activities	(239)	(287)	(193)

Cash Flows from Financing Activities
Issuance of preference stock, net of issuance costs		245
Issuance of long-term debt	250		424
Retirement of long-term debt	(555)	(433)	(559)
Contribution from PPL		75
Repurchase of common stock from PPL		(200)
Payment of common stock dividends to PPL	(119)	(116)	(93)
Net decrease in short-term debt	(1)
Other financing activities	(21)	(10)	(12)
Net cash used in financing activities	(446)	(439)	(240)

Net (Decrease) Increase in Cash and Cash Equivalents	(117)	(148)	147
Cash and Cash Equivalents at Beginning of Period	150	298	151
Cash and Cash Equivalents at End of Period	$33	$150	$298

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$78	$137	$156
Income taxes - net	$87	$122	$21

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEETS AT DECEMBER 31,
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars)
	2007	2006
Assets

Current Assets
Cash and cash equivalents	$33	$150
Restricted cash and cash equivalents (Note 19)	42	43
Accounts receivable (less reserve: 2007, $18; 2006, $19)
Customer	197	202
Other	17	17
Unbilled revenues	192	163
Accounts receivable from affiliates	16	6
Note receivable from affiliate (Note 16)	277	300
Prepayments	16	3
Prepayment on PLR energy supply from affiliate (Note 16)	12	12
Other	53	101
Total Current Assets	855	997

Property, Plant and Equipment (Note 1)
Electric plant in service
Transmission and distribution	4,316	4,163
General	443	412
	4,759	4,575
Construction work in progress	114	95
Electric plant	4,873	4,670
Other property	2	3
	4,875	4,673
Less: accumulated depreciation	1,854	1,793
Total Property, Plant and Equipment	3,021	2,880

Regulatory and Other Noncurrent Assets (Note 1)
Recoverable transition costs	574	884
Intangibles (Note 20)	121	118
Prepayment on PLR energy supply from affiliate (Note 16)	12	23
Taxes recoverable through future rates	245	256
Other	158	157
Total Regulatory and Other Noncurrent Assets	1,110	1,438

Total Assets	$4,986	$5,315

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEETS AT DECEMBER 31,
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars)
	2007	2006
Liabilities and Equity

Current Liabilities
Short-term debt (Note 8)	$41	$42
Long-term debt	395	555
Accounts payable	59	53
Accounts payable to affiliates	192	164
Taxes	44	58
Collateral on PLR energy supply from affiliate (Note 16)	300	300
Other	107	141
Total Current Liabilities	1,138	1,313

Long-term Debt	1,279	1,423

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes and investment tax credits (Note 5)	763	814
Other	220	206
Total Deferred Credits and Other Noncurrent Liabilities	983	1,020

Commitments and Contingent Liabilities (Note 15)

Shareowners' Equity
Preferred securities (Note 7)	301	301
Common stock - no par value (a)	364	364
Additional paid-in capital	424	424
Earnings reinvested	497	470
Total Shareowners' Equity	1,586	1,559

Total Liabilities and Equity	$4,986	$5,315

(a)	170 million shares authorized; 66 million shares outstanding at December 31, 2007 and 2006.

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY FOR THE YEARS ENDED DECEMBER 31,
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars, except share amounts)
	2007	2006	2005

Preferred securities at beginning of year	$301	$51	$51
Issuance of preference stock (Note 7)		250

Preferred securities at end of year	301	301	51

Common stock at beginning of year	364	1,476	1,476
Retirement of treasury stock (Note 1)		(1,112)

Common stock at end of year	364	364	1,476

Additional paid-in capital at beginning of year	424	354	354
Capital contribution from PPL		75
Capital stock expense		(5)

Additional paid-in capital at end of year	424	424	354

Treasury stock at beginning of year		(912)	(912)
Treasury stock purchased		(200)
Retirement of treasury stock (Note 1)		1,112

Treasury stock at end of year			(912)

Earnings reinvested at beginning of year	470	406	354
Net income (a)	163	194	147
Adjustment to initially adopt FIN 48 (Note 5)	1
Cash dividends declared on preferred securities	(18)	(14)	(2)
Cash dividends declared on common stock	(119)	(116)	(93)

Earnings reinvested at end of year	497	470	406

Total Shareowners' Equity	$1,586	$1,559	$1,375

Common stock shares outstanding at beginning of year (b)	66,368	78,030	78,030
Treasury stock shares purchased		(11,662)

Common stock shares outstanding at end of year	66,368	66,368	78,030

(a)	PPL Electric's net income approximates comprehensive income.
(b)	Shares in thousands. All common shares of PPL Electric stock are owned by PPL.

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF LONG-TERM DEBT AT DECEMBER 31,
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars)
	Outstanding
	2007	2006	Maturity (a)

First Mortgage Bonds (b)
7.375%	$10	$10	March 1, 2014
	10	10
Senior Secured Bonds (b)
5-7/8%		255	August 15, 2007
6-1/4%	486	486	August 15, 2009
4.30%	100	100	June 1, 2013
4.95%	100	100	December 15, 2015
5.15%	100	100	December 15, 2020
6.45%	250		August 15, 2037
	1,036	1,041
Senior Secured Bonds (Pollution Control Series) (c)
3.125% Series	90	90	November 1, 2008
4.75% Series (d)	108	108	February 15, 2027
4.70% Series (e)	116	116	September 1, 2029
	314	314
Series 1999-1 Transition Bonds
7.05% - 7.15%	305	605	2007-2008

Floating Rate Pollution Control Facilities Note (f)	9	9	June 1, 2027
	1,674	1,979
Unamortized discount		(1)
	1,674	1,978
Less amount due within one year	(395)	(555)
Total Long-term Debt	$1,279	$1,423

See Note 8 for information on debt retirements during 2007.

(a)
Aggregate maturities of long-term debt are (millions of dollars):  2008, $395; 2009, $486; 2010, 2011 and 2012, $0; and $793 thereafter.  There are no bonds outstanding that have sinking fund requirements.

(b)
The First Mortgage Bonds were issued under, and are secured by, the lien of the 1945 First Mortgage Bond Indenture.  The lien of the 1945 First Mortgage Bond Indenture covers substantially all electric distribution plant and certain transmission plant owned by PPL Electric.  The Senior Secured Bonds were issued under the 2001 Senior Secured Bond Indenture.  The Senior Secured Bonds are secured by (i) an equal principal amount of First Mortgage Bonds issued under the 1945 First Mortgage Bond Indenture and (ii) the lien of the 2001 Senior Secured Bond Indenture, which covers substantially all electric distribution plant and certain transmission plant owned by PPL Electric and which is junior to the lien of the 1945 First Mortgage Bond Indenture.

(c)
PPL Electric issued a series of its Senior Secured Bonds to secure its obligations to make payments with respect to each series of Pollution Control Bonds that were issued by the Lehigh County Industrial Development Authority (LCIDA) on behalf of PPL Electric.  These Senior Secured Bonds were issued in the same principal amount and bear the same interest rate as such Pollution Control Bonds.  These Senior Secured Bonds were issued under the 2001 Senior Secured Bond Indenture and are secured as noted in (b) above.

(d)	May be redeemed at par on or after February 15, 2015.
(e)	May be redeemed at par on or after March 1, 2015.
(f)	Rate was 4.923% at December 31, 2007, and 3.97% at December 31, 2006.

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

1. Summary of Significant Accounting Policies

General

Business and Consolidation

(PPL)

PPL is an energy and utility holding company that, through its subsidiaries, is primarily engaged in the generation and marketing of electricity in the northeastern and western U.S. and in the delivery of electricity in Pennsylvania and the U.K.  Headquartered in Allentown, PA, PPL's principal direct subsidiaries are PPL Energy Funding, PPL Electric, PPL Gas Utilities, PPL Services and PPL Capital Funding.

In July 2007, PPL announced its intention to sell its natural gas distribution and propane businesses. PPL expects to complete the sale during the second half of 2008.  See Note 10 for additional information.

(PPL and PPL Energy Supply)

PPL Energy Funding is the parent of PPL Energy Supply, which serves as the holding company for PPL's principal unregulated subsidiaries.  PPL Energy Supply is the parent of PPL Generation, PPL EnergyPlus and PPL Global.

PPL Generation owns and operates a portfolio of domestic power generating assets.  These power plants are located in Pennsylvania, Montana, Illinois, Connecticut, New York and Maine and use well-diversified fuel sources including coal, uranium, natural gas, oil and water.  PPL EnergyPlus markets or brokers electricity produced by PPL Generation subsidiaries, along with purchased power, natural gas and oil, in competitive wholesale and deregulated retail markets, primarily in the northeastern and western U.S.  PPL Global owns and operates international energy businesses that are primarily focused on the distribution of electricity.

It is the policy of PPL and PPL Energy Supply to consolidate foreign subsidiaries on a one-month lag.  Material intervening events, such as debt issuances and retirements, acquisitions or divestitures that occur in the lag period are recognized in the current Financial Statements.  Significant, but not material, events are disclosed.

In 2007, PPL Energy Supply completed the sale of its domestic telecommunication operations.  See Note 9 for additional information.  Also in 2007, PPL Energy Supply completed the sale of its Latin American businesses in Chile, El Salvador, and Bolivia.  In 2006 and 2005, PPL Energy Supply completed the sale of its interest in the Griffith plant and the Sundance plant.  See Note 10 for additional information on the above sales.

The consolidated financial statements of PPL and PPL Energy Supply include their share of undivided interests in jointly-owned facilities, as well as their share of the related operating costs of those facilities.  See Note 14 for additional information.

(PPL and PPL Electric)

PPL Electric is a rate-regulated subsidiary of PPL.  PPL Electric's principal business is the transmission and distribution of electricity to serve retail customers in its franchised territory in eastern and central Pennsylvania, and the supply of electricity to retail customers in that territory as a PLR.

(PPL, PPL Energy Supply and PPL Electric)

The consolidated financial statements of PPL, PPL Energy Supply and PPL Electric include each company's own accounts as well as the accounts of all entities in which the company has a controlling financial interest.  (See Note 22 for additional information regarding variable interest entities.)  Investments in entities in which the company has the ability to exercise significant influence but does not have a controlling financial interest are accounted for under the equity method.  See Note 3 for additional information.  All other investments are carried at cost or fair value.  All significant intercompany transactions have been eliminated.  Any minority interests are reflected in the consolidated financial statements.

Regulation

(PPL and PPL Electric)

PPL Electric and PPL Gas Utilities account for regulated operations in accordance with the provisions of SFAS 71, "Accounting for the Effects of Certain Types of Regulation," which requires cost-based rate-regulated entities to reflect the effects of regulatory actions in their financial statements.

The regulatory assets below are either included in "Regulatory and Other Noncurrent Assets" or "Assets held for sale" on the Balance Sheets.

	PPL		PPL Electric
	2007	2006	2007	2006

Recoverable transition costs (a)	$574	$884	$574	$884
Taxes recoverable through future rates	245	265	245	256
Recoverable costs of defined benefit plans		75		61
Costs associated with severe ice storms - January 2005	12	12	12	12
Other	12	6	6	3
	$843	$1,242	$837	$1,216

(a)	Earn a current return.

The recoverable transition costs are the result of the PUC Final Order, which allowed PPL Electric to begin amortizing its competitive transition (or stranded) costs, $2.97 billion, over an 11-year transition period effective January 1, 1999.  In August 1999, competitive transition costs of $2.4 billion were converted to intangible transition costs when they were securitized by the issuance of transition bonds.  The intangible transition costs are being amortized over the life of the transition bonds, through December 2008, in accordance with an amortization schedule filed with the PUC.  The assets of PPL Transition Bond Company, including the intangible transition property, are not available to creditors of PPL or PPL Electric.  The transition bonds are obligations of PPL Transition Bond Company and are non-recourse to PPL and PPL Electric.  The remaining competitive transition costs are also being amortized based on an amortization schedule previously filed with the PUC, adjusted for those competitive transition costs that were converted to intangible transition costs.  As a result of the conversion of a significant portion of the competitive transition costs into intangible transition costs, amortization of substantially all of the remaining competitive transition costs of $351 million will occur in 2009.

Taxes recoverable through future rates represent the portion of future income taxes that will be recovered through future rates based upon established regulatory practices.  Accordingly, this regulatory asset is recognized when the offsetting deferred tax liability is recognized.  In accordance with SFAS 109, "Accounting for Income Taxes," this regulatory asset and the deferred tax liability are not offset for general-purpose financial reporting; rather, each is displayed separately.  Because this regulatory asset does not represent cash tax expenditures already incurred by PPL, this regulatory asset is not earning a current return.  This regulatory asset is expected to be recovered over the period that the underlying book-tax timing differences reverse and the actual cash taxes are incurred.

Recoverable costs of defined benefit plans represent the portion of unrecognized transition obligation, prior service cost, and net actuarial gain that will be recovered through future rates based upon established regulatory practices.  These regulatory assets are adjusted annually or more frequently if certain significant events occur, when the funded status of PPL's defined benefit plans is remeasured, in accordance with the accounting requirements for defined benefit plans as described in the "Defined Benefits" section of this note.  These regulatory assets do not represent cash expenditures already incurred; consequently, these assets are not earning a current return.

	PPL			PPL Electric
	2007		2006	2007		2006

Transition obligation		$14	$16		$14	$16
Prior service cost		82	89		82	87
Net actuarial gain		(96)	(30)		(96)	(42)
Recoverable costs of defined benefit plans	$		$75	$		$61

Of these costs, $11 million for PPL and PPL Electric are expected to be amortized into net periodic benefit cost in 2008.  All costs will be amortized over the lives of the defined benefit plans.

In January 2005, severe ice storms hit PPL Electric's service territory.  The total cost of restoring service, excluding capitalized cost and regular payroll expenses, was $16 million.  In August 2005, the PUC issued an order granting PPL Electric's petition for authority to defer and amortize for regulatory accounting and reporting purposes a portion of these storm costs subject to certain conditions.  As a result of the PUC Order and in accordance with SFAS 71, PPL Electric deferred $12 million of its previously expensed storm costs.  Recovery of these assets was addressed in PPL Electric's distribution base rate case filed with the PUC in March 2007.  In December 2007, the PUC approved the recovery of these assets and as a result they will be amortized monthly beginning January 2008 through August 2015.

The remainder of the regulatory assets included in "Other" will be recovered through 2013.

In August 2006, the Commonwealth Court of Pennsylvania overturned the PUC's decision of December 2004 that previously allowed PPL Electric to recover, over a 10-year period, restoration costs incurred in connection with Hurricane Isabel in September 2003.  As a result of the PUC's 2004 decision and in accordance with SFAS 71, PPL Electric had established a regulatory asset for the restoration costs.  Effective January 1, 2005, PPL Electric began billing these costs to customers and amortizing the regulatory asset.  The Commonwealth Court denied recovery of these costs because they were incurred when PPL Electric was subject to capped rates for transmission and distribution services, through December 31, 2004.  As a result of the Court's decision in 2006, PPL Electric recorded a charge of $11 million, or $7 million after tax, in "Other operation and maintenance" on the Statements of Income, reversed the remaining unamortized regulatory asset of $9 million and recorded a regulatory liability of $2 million for restoration costs previously billed to customers from January 2005 through December 2006.  In August 2007, PPL Electric began refunding these costs on customers' bills, which will continue through December 2009.

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

Loss Accruals (PPL, PPL Energy Supply and PPL Electric)

Loss accruals are recorded in accordance with SFAS 5, "Accounting for Contingencies," and other related accounting guidance.  Potential losses are accrued when (1) information is available that indicates it is "probable" that a loss has been incurred, given the likelihood of the uncertain future events and (2) the amount of the loss can be reasonably estimated.  FASB defines "probable" as cases in which "the future event or events are likely to occur."  SFAS 5 does not generally permit the accrual of contingencies that might result in gains.  PPL continuously assesses potential loss contingencies for environmental remediation, litigation claims, regulatory penalties and other events.  PPL discounts its loss accruals for environmental remediation when appropriate.

PPL also has accrued estimated losses on long-term purchase commitments when significant events have occurred.  For example, estimated losses were accrued when long-term purchase commitments were assumed under asset acquisition agreements and when PPL Electric's generation business was deregulated.

Changes in Classification

(PPL, PPL Energy Supply and PPL Electric)

The classification of certain amounts in the 2006 and 2005 financial statements have been changed to conform to the current presentation.  The changes in classification did not affect net income or total equity.

(PPL and PPL Energy Supply)

In 2007, PPL sold its Latin American businesses and in July 2007, PPL announced its intention to sell its natural gas distribution and propane businesses.  In accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the operating results of these businesses are classified as "Income (Loss) from Discontinued Operations" on the Statements of Income.  See Note 10 for further discussion.  The Balance Sheets and Statements of Cash Flows of periods prior to 2007 were not impacted.

Comprehensive Income (PPL and PPL Energy Supply)

Comprehensive income consists of net income and other comprehensive income, defined as changes in equity from transactions not related to shareowners.  Comprehensive income is shown on PPL's Statements of Shareowners' Common Equity and Comprehensive Income and PPL Energy Supply's Statements of Member's Equity and Comprehensive Income.

Accumulated other comprehensive loss, which is presented on the Balance Sheets of PPL and included in Member's Equity on the PPL Energy Supply Balance Sheets, consisted of these after-tax amounts at December 31.

	2007	2006
PPL
Foreign currency translation adjustments	$263	$170
Unrealized gains on available-for-sale securities	66	58
Defined benefit plans
Transition obligation	(12)	(13)
Prior service cost	(97)	(113)
Actuarial loss	(113)	(386)
Foreign currency translation	17	17
Net unrealized losses on qualifying derivatives	(192)	(51)
	$(68)	$(318)

PPL Energy Supply
Foreign currency translation adjustments	$263	$170
Unrealized gains on available-for-sale securities	67	59
Defined benefit plans
Transition obligation	(8)	(9)
Prior service cost	(70)	(82)
Actuarial loss	(135)	(397)
Foreign currency translation	17	17
Net unrealized losses on qualifying derivatives	(188)	(52)
	$(54)	$(294)

Price Risk Management (PPL and PPL Energy Supply)

PPL and PPL Energy Supply enter into energy and energy-related contracts to hedge the variability of expected cash flows associated with their generating units and marketing activities, as well as for trading purposes.  PPL and PPL Energy Supply enter into interest rate derivative contracts to hedge their exposure to changes in the fair value of their debt instruments and to hedge their exposure to variability in expected cash flows associated with existing debt instruments or forecasted issuances of debt.  PPL and PPL Energy Supply also enter into foreign currency derivative contracts to hedge foreign currency exposures related to firm commitments, recognized assets or liabilities, forecasted transactions, net investments and foreign earnings translation.

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
All derivative contracts that are subject to the requirements of SFAS 133 and its amendments are reflected on the balance sheet at their fair value.  These contracts are recorded as "Price risk management assets" and "Price risk management liabilities" on the Balance Sheets.  Short-term derivative positions are included in "Current Assets" and "Current Liabilities."  PPL records long-term derivative positions in "Regulatory and Other Noncurrent Assets" and "Deferred Credits and Other Noncurrent Liabilities" and PPL Energy Supply records long-term derivative positions in "Other Noncurrent Assets" and "Deferred Credits and Other Noncurrent Liabilities."  On the date the derivative contract is executed, PPL may designate the derivative as a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment ("fair value" hedge), a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge), a foreign currency fair value or cash flow hedge ("foreign currency" hedge) or a hedge of a net investment in a foreign operation ("net investment" hedge).  Changes in the fair value of derivatives are recorded in either other comprehensive income or in current-period earnings in accordance with SFAS 133.  Cash inflows and outflows related to derivative instruments are included as a component of operating, investing or financing activities in the Statements of Cash Flows, depending on the underlying nature of the hedged items.

When recognized on the Statements of Income, realized gains and losses from energy contracts accounted for as fair value or cash flow hedges, are reflected in "Wholesale energy marketing," "Fuel," or "Energy purchases," consistent with the hedged item.  Unrealized gains and losses from changes in market prices of energy contracts accounted for as fair value hedges are reflected in "Energy purchases" on the Statements of Income, as are changes in the underlying position.  Additionally, PPL enters into certain non-trading energy or energy-related contracts to hedge future cash flows or fair values that are not eligible for hedge accounting under SFAS 133, or hedge accounting is not elected.  Unrealized and realized gains and losses on these transactions are reflected in "Wholesale energy marketing" or "Energy purchases," consistent with the hedged item.  Unrealized and realized gains and losses on options to hedge synthetic fuel tax credits are reflected in "Energy-related businesses" revenues.

PPL Energy Supply accounts for non-trading bilateral sales and purchases in accordance with EITF 03-11, "Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to FASB Statement No. 133 and Not 'Held for Trading Purposes' as Defined in Issue No. 02-3," to net non-trading bilateral sales of electricity at major market delivery points with purchases that offset the sales at those same delivery points.  A major market delivery point is any delivery point with liquid pricing available.

Gains and losses from interest rate and foreign currency derivative contracts that hedge interest payments, when recognized on the Statements of Income, are accounted for in "Interest Expense."  Gains and losses from foreign currency derivative contracts that economically hedge foreign earnings translation are recognized in "Other Income - net."  Gains and losses from foreign currency derivative contracts that hedge foreign currency payments for equipment, when recognized on the Statements of Income, are accounted for in "Depreciation."

See Note 18 for additional information on SFAS 133, its amendments and related accounting guidance.

Revenue

Utility Revenue

(PPL)

The Statements of Income "Utility" line item contains revenues from domestic and U.K. rate-regulated delivery operations.

(PPL Energy Supply)

The Statements of Income "Utility" line item contains revenues from the U.K. rate-regulated delivery operations.

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

PPL Energy Supply records energy marketing activity in the period when the energy is delivered.  The wholesale sales and purchases that meet the criteria in EITF 03-11 are reported net on the Statements of Income within "Wholesale energy marketing."  Additionally, the bilateral sales and purchases that are designated as trading activities are also reported net, in accordance with EITF 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities," and are reported on the Statements of Income within "Net energy trading margins."  Spot market activity that balances PPL Energy Supply's physical trading positions is included on the Statements of Income in "Net energy trading margins."

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

"Energy-related businesses" revenue includes revenues from the mechanical contracting and engineering subsidiaries, WPD's telecommunications and property subsidiaries and PPL Global's proportionate share of affiliate earnings under the equity or cost method of accounting, as described in the "Business and Consolidation" section of this note.  The mechanical contracting and engineering subsidiaries record revenues from construction contracts on the percentage-of-completion method of accounting, measured by the actual cost incurred to date as a percentage of the estimated total cost for each contract.  Accordingly, costs and estimated earnings in excess of billings on uncompleted contracts are recorded as a current asset on the Balance Sheets, and billings in excess of costs and estimated earnings on uncompleted contracts are recorded as a current liability on the Balance Sheets.  The amount of costs in excess of billings was $10 million and $9 million at December 31, 2007 and 2006 and the amount of billings in excess of costs was $76 million and $50 million at December 31, 2007 and 2006.

(PPL and PPL Energy Supply)

During 2007, PPL recognized $55 million of revenue related to a settlement agreement for cost-based payments based upon the RMR status of units at its Wallingford, Connecticut generating facility.  See Note 15 for additional information.

Allowance for Doubtful Accounts

(PPL, PPL Energy Supply and PPL Electric)

Trade receivables are reported in the Balance Sheets at the gross outstanding amount adjusted for an allowance for doubtful accounts.

Accounts receivable collectibility is evaluated using a combination of factors, including past due status based on contractual terms.  Reserve balances are analyzed to assess the reasonableness of the balances in comparison to the actual accounts receivable balances and write-offs.  Adjustments are made to reserve balances based on the results of analysis, the aging of receivables, and historical and industry trends.

Additional specific reserves for uncollectible accounts receivable, such as bankruptcies, are recorded on a case-by-case basis after having been researched and reviewed by management.  The nature of the item, trends in write-offs, the age of the receivable, counterparty creditworthiness and economic conditions are considered as a basis for determining the adequacy of the reserve for uncollectible account balances.

Trade receivables are charged-off in the period in which the receivable is deemed uncollectible.  Recoveries of trade receivables previously charged-off are recorded when it is known they will be received.

(PPL and PPL Energy Supply)

At December 31, 2007, the California ISO reserves accounted for 44% and 85% of the total allowance for doubtful accounts of PPL and PPL Energy Supply and 34% and 59% of those accounts at December 31, 2006.  See Note 15 for additional information.

Cash (PPL, PPL Energy Supply and PPL Electric)

Cash Equivalents

All highly liquid debt instruments purchased with original maturities of three months or less are considered to be cash equivalents.

Restricted Cash and Cash Equivalents

Bank deposits and other cash equivalents that are restricted by agreement or that have been clearly designated for a specific purpose are classified as restricted cash and cash equivalents.  The change in restricted cash and cash equivalents is reported as an investing activity in the Statements of Cash Flows.  On the Balance Sheets, the current portion of restricted cash and cash equivalents is shown as "Restricted cash and cash equivalents" within current assets, while the noncurrent portion is included in "Other" within other noncurrent assets.  See Note 19 for the components of restricted cash and cash equivalents.

Investments (PPL, PPL Energy Supply and PPL Electric)

Generally, the original maturity date of an investment and management's ability to sell an investment prior to its original maturity determine the classification of investments as either short-term or long-term.  Investments that would otherwise be classified as short-term, but are restricted as to withdrawal or use for other than current operations or are clearly designated for expenditure in the acquisition or construction of noncurrent assets or for the liquidation of long-term debts, are classified as long-term.

Short-term Investments

Short-term investments generally include certain deposits as well as securities that are considered highly liquid such as auction rate and similar securities that provide for periodic reset of interest rates.  Short-term investments have original maturities greater than three months and are included in "Short-term investments" on the Balance Sheets of PPL and PPL Energy Supply and in "Current Assets-Other" on the Balance Sheets of PPL Electric.

Investments in Debt and Marketable Equity Securities

Investments in debt securities are classified as held-to-maturity, and measured at amortized cost, when there is an intent and ability to hold the securities to maturity.  Debt securities and marketable equity securities that are acquired and held principally for the purpose of selling them in the near-term are classified as trading.  Trading securities are generally held to capitalize on fluctuations in their value.  All other investments in debt and marketable equity securities are classified as available-for-sale.  Both trading and available-for-sale securities are carried at fair value.  Any unrealized gains and losses for trading securities are included in earnings.  Unrealized gains and losses for available-for-sale securities are reported, net of tax, in other comprehensive income or are recognized currently in earnings when a decline in fair value is determined to be other than temporary.  The specific identification method is used to calculate realized gains and losses on debt and marketable equity securities.  See Note 21 for additional information on available-for-sale securities held in the nuclear decommissioning trust funds.

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

(PPL and PPL Electric)

AFUDC is capitalized as part of the construction costs for regulated projects.

(PPL and PPL Energy Supply)

Interest is capitalized as part of construction costs for non-regulated projects.  PPL and PPL Energy Supply capitalize interest in accordance with SFAS 34, "Capitalization of Interest Cost" for their unregulated entities.  Interest incurred from borrowed funds used to construct, purchase or invest in capital assets is not immediately expensed but rather deferred.

The following capitalized interest was excluded from "Interest Expense" on the Statements of Income.

	PPL	PPL Energy Supply

2007	$56	$53
2006	21	20
2005	6	5

(PPL, PPL Energy Supply and PPL Electric)

Included in PP&E on the balance sheet are capitalized costs of software projects that were developed or obtained for internal use.  These capitalized costs are amortized ratably over the expected lives of the projects when they become operational, generally not to exceed 5 years.  Following are capitalized software costs and the accumulated amortization.

	December 31, 2007		December 31, 2006
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization

PPL	$64	$43	$106	$76
PPL Energy Supply	33	29	64	48
PPL Electric	10	7	21	16

The following capitalized software costs were amortized.

	PPL	PPL Energy Supply	PPL Electric

2007	$10	$2	$4
2006	14	6	4
2005	13	6	4

The amortization of capitalized software is included in "Depreciation" on the Statements of Income.

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

PPL and its subsidiaries periodically review the useful lives of their fixed assets.  In light of significant planned environmental capital expenditures, PPL Generation conducted studies of the useful lives of Montour Units 1 and 2 and Brunner Island Unit 3 during the first quarter of 2005.  Based on these studies, the useful lives of these units were extended from 2025 to 2035, effective January 1, 2005.  In the second quarter of 2005, PPL Generation conducted additional studies of the useful lives of certain Eastern fossil-fuel and hydroelectric generation plants.  The most significant change related to the useful lives of Brunner Island Units 1 and 2 and Martins Creek Units 3 and 4, which were extended from 2025 to 2035, effective July 1, 2005.  The effect of these changes in useful lives for 2005 was to increase income from continuing operations and net income, as a result of lower depreciation, by $7 million (or $0.02 per share, basic and diluted, for PPL).

During 2005, as a result of the final regulatory outcome published by Ofgem of the most recent price control review and an assessment of the economic life of meters, WPD reduced the remaining useful lives of its existing meter stock to approximately nine years.  The useful lives of new meters were reduced from 40 years to 19 years.  The effect for 2005 was to decrease income from continuing operations and net income, as a result of higher depreciation, by $5 million (or $0.01 per share, basic and diluted, for PPL).  During 2007, as a result of a further communication from Ofgem relating specifically to prepayment meters, WPD reduced the remaining useful lives of these meters from nine years to 18 months.  The effect for 2007 was to decrease income from continuing operations and net income, as a result of higher depreciation, by $3 million (or $0.01 per share, basic and diluted, for PPL).

In 2007, WPD reviewed the useful lives of its distribution network assets.  Effective April 1, 2007, after considering information from Ofgem and other internal and external surveys, the weighted average useful lives were extended to 54 years from 40 years.  The effect of this change in useful lives for 2007 was to increase income from continuing operations and net income, as a result of lower depreciation, by $13 million (or $0.03 per share, basic and diluted, for PPL).

Following are the weighted-average rates of depreciation at December 31.

	2007
	PPL	PPL Energy Supply	PPL Electric

Generation	2.19%	2.19%
Transmission and distribution	2.52%	2.74%	2.29%
General	7.87%	9.50%	5.19%

	2006
	PPL	PPL Energy Supply	PPL Electric

Generation	2.10%	2.10%
Transmission and distribution	2.65%	2.96%	2.29%
General	6.23%	8.83%	3.35%

The annual provisions for depreciation have been computed principally in accordance with the following ranges, in years, of assets lives.

	PPL	PPL Energy Supply	PPL Electric

Generation	40-50	40-50
Transmission and distribution	5-70	5-60	15-70
General	3-60	3-60	5-55

Goodwill and Other Intangible Assets (PPL, PPL Energy Supply and PPL Electric)

Goodwill represents the excess of the purchase price paid over the estimated fair value of the assets acquired and liabilities assumed in the acquisition of a business.  If several businesses are acquired in a single transaction, the purchase price must be apportioned to each business based on the fair value of each business.  Each business is then assigned to the appropriate reporting unit and the related goodwill is calculated for each business and included in that reporting unit.  PPL's reporting units are significant businesses that have discrete financial information and the operating results are regularly reviewed by segment management.  In accordance with SFAS 142, "Goodwill and Other Intangible Assets," PPL and its subsidiaries do not amortize goodwill.

Other intangible assets that have finite useful lives are valued at cost and amortized over their useful lives based upon the pattern in which the economic benefits of the intangible assets are consumed or otherwise used.

PPL and its subsidiaries account for emission allowances as intangible assets.  As such, emission allowances are expensed when consumed.  In addition, vintage year swaps are accounted for at fair value in accordance with SFAS 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29."

See Note 20 for additional information on goodwill and other intangible assets.

Asset Impairment (PPL, PPL Energy Supply and PPL Electric)

PPL and its subsidiaries review long-lived assets, including intangibles, that are subject to depreciation or amortization for impairment when events or circumstances indicate carrying amounts may not be recoverable.  An impairment loss is recognized if the carrying amount of a long-lived asset is not recoverable from estimated undiscounted future cash flows.  The impairment charge is measured by the difference between the carrying amount of the asset and its estimated fair value.  See Notes 9, 10 and 15 for a discussion of asset impairment charges recorded.

Intangible assets with indefinite lives are reviewed for impairment annually or more frequently when events or circumstances indicate that the assets may be impaired.  An impairment charge is recognized if the carrying amount of the assets exceeds its fair value.  The difference represents the amount of impairment.

Goodwill is reviewed for impairment, at the reporting unit level, annually or more frequently when events or circumstances indicate that the carrying value of a reporting unit may be greater than the unit's fair value.  PPL's reporting units are at or one level below its operating segments.  If the carrying value of the reporting unit, including goodwill, exceeds its fair value, the implied fair value of goodwill must be calculated.  The implied fair value of goodwill is determined in the same manner as the amount of goodwill in a business combination.  If the implied fair value of goodwill is less than the carrying value, an impairment loss is recognized for an amount equal to that difference.

PPL also reviews the residual value of leased assets.  Residual value is the estimated fair value of the leased property at the end of the lease term.  If the residual value is determined to be less than the residual value that was originally recorded for the property, PPL must determine whether the decrease is other than temporary.  If so, the residual value would be revised using the new estimate and a loss would be recorded currently.  If the residual value is found to be greater than the original, no adjustment is needed.

Asset Retirement Obligations (PPL, PPL Energy Supply and PPL Electric)

PPL and its subsidiaries account for the retirement of its long-lived assets according to SFAS 143, "Accounting for Asset Retirement Obligations," which addresses the accounting for obligations associated with the retirement of tangible long-lived assets and FIN 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143," which clarifies certain aspects of SFAS 143.  SFAS 143 requires legal obligations associated with the retirement of long-lived assets to be recognized as liabilities in the financial statements.  The initial obligation is measured at estimated fair value.  An equivalent amount is recorded as an increase in the value of the capitalized asset and allocated to expense over the useful life of the asset.  Until the obligation is settled, the liability is increased, through the recognition of accretion expense in the income statement, for changes in the obligation due to the passage of time.  Estimated ARO costs and settlement dates, which affect the carrying value of various AROs and the related assets, are reviewed periodically to ensure that any material changes are incorporated into the latest estimate of the obligations.

See Note 21 for a discussion of accounting for AROs.

Compensation and Benefits

Defined Benefits (PPL, PPL Energy Supply and PPL Electric)

PPL and certain of its subsidiaries sponsor various defined benefit pension and other postretirement plans.  PPL follows the guidance of SFAS 87, "Employers' Accounting for Pensions," and SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," when accounting for these defined benefits.  In addition, PPL adopted the recognition and measurement date provisions of SFAS 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans," effective December 31, 2006.  Subsequent to the adoption of SFAS 158, PPL is required to record an asset or liability to recognize the funded status of all defined benefit plans with an offsetting entry to other comprehensive income (OCI) or regulatory assets for certain regulated subsidiaries.  Consequently, the funded status of all defined benefit plans is now fully recognized on the Balance Sheets and PPL no longer recognizes additional minimum liability adjustments in OCI.

PPL uses a market-related value of plan assets in accounting for its pension plans.  The market-related value of plan assets is calculated by rolling forward the prior year market-related value with contributions, disbursements and expected return on investments.  One-fifth of the difference between the actual value and the expected value is added (or subtracted if negative) to the expected value to determine the new market-related value.

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

See Note 13 for a discussion of defined benefits.

Stock-Based Compensation

(PPL, PPL Energy Supply and PPL Electric)

PPL grants stock options, restricted stock and restricted stock units to employees and restricted stock units and stock units to directors under several stock-based compensation plans.  In December 2004, the FASB issued SFAS 123 (revised 2004), "Share-Based Payment," which is known as SFAS 123(R) and replaces SFAS 123, "Accounting for Stock-Based Compensation," as amended by SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure."  PPL and its subsidiaries adopted SFAS 123(R) effective January 1, 2006.  See Note 12 for a discussion of SFAS 123(R).  Effective January 1, 2003, PPL and its subsidiaries adopted the fair value method of accounting for stock-based compensation, as prescribed by SFAS 123, "Accounting for Stock-Based Compensation," using the prospective method of transition permitted by SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123."  The prospective method of transition requires PPL and its subsidiaries to use the fair value method under SFAS 123 to account for all stock-based compensation awards granted, modified or settled on or after January 1, 2003.  Thus, all awards granted prior to January 1, 2003, were accounted for under the intrinsic value method of APB Opinion No. 25, "Accounting for Stock Issued to Employees," to the extent such awards are not modified or settled.

Use of the fair value method prescribed by both SFAS 123 and SFAS 123(R) requires PPL and its subsidiaries to recognize compensation expense for stock options issued.  Fair value for the stock options is determined using the Black-Scholes options pricing model.  Stock options with graded vesting (i.e., that vest in installments) are valued as a single award.

PPL and its subsidiaries were not required to recognize compensation expense for stock options issued and accounted for under the intrinsic value method of APB Opinion No. 25, since PPL grants stock options with an exercise price that is not less than the fair market value of PPL's common stock on the date of grant.  As currently structured, awards of restricted stock, restricted stock units and directors' stock units result in the same amount of compensation expense under the fair value method of SFAS 123 or SFAS 123(R) as they would under the intrinsic value method of APB Opinion No. 25 since the value of the awards are based on the fair value of PPL's common stock on the date of grant.  See Note 12 for a discussion of stock-based compensation.  Stock-based compensation is included in "Other operation and maintenance" expense on the Statements of Income.

For 2005, the difference between the pro forma effect on net income and EPS as if the fair value method had been used to account for all outstanding stock-based compensation awards and reported amounts would have been insignificant.  In 2007 and 2006, PPL accounted for all stock-based compensation awards under the fair value method.

(PPL Energy Supply)

PPL Energy Supply's stock-based compensation expense includes an allocation of PPL Services' expense.

(PPL Electric)

PPL Electric's stock-based compensation expense, including awards granted to employees and an allocation of costs of awards granted to employees of PPL Services, was insignificant under both the intrinsic value and fair value methods for each of 2007, 2006 and 2005.

(PPL, PPL Energy Supply and PPL Electric)

SFAS 123(R) provided additional guidance on the requirement to accelerate expense recognition for employees who are at or near retirement age and who are under a plan that allows for accelerated vesting upon an employee's retirement.  Such guidance is relevant to prior accounting for stock-based compensation under other accounting guidance.  PPL's stock-based compensation plans allow for accelerated vesting upon an employee's retirement.  Thus, for employees who are retirement eligible when stock-based awards are granted, PPL recognizes the expense immediately.  For employees who are not retirement eligible when stock-based awards are granted, PPL amortizes the awards on a straight-line basis over the shorter of the vesting period or the period up to the employee's attainment of retirement age.  Retirement eligible has been defined by PPL as the early retirement age of 55.  The adjustments below related to retirement-eligible employees were recorded based on the aforementioned clarification of existing guidance and are not related to the adoption of SFAS 123(R).

(PPL)

In 2005, PPL recorded a charge of $10 million after tax, or $0.03 per share, to accelerate stock-based compensation expense for retirement-eligible employees, of which $5 million of the after-tax total, or $0.01 per share, was related to periods prior to 2005.  The prior period amounts were not material to previously issued financial statements.

(PPL Energy Supply)

In 2005, PPL Energy Supply recorded a charge of $7 million after tax to accelerate stock-based compensation expense for retirement-eligible employees, of which $3 million of the after-tax total was related to periods prior to 2005.  The prior period amounts were not material to previously issued financial statements.

(PPL Electric)

In 2005, PPL Electric recorded a charge of $3 million after tax to accelerate stock-based compensation expense for retirement-eligible employees, of which $2 million of the after-tax total was related to periods prior to 2005.  The prior period amounts were not material to previously issued financial statements.

Other

Income Taxes

(PPL, PPL Energy Supply and PPL Electric)

The income tax provision for PPL and its subsidiaries is calculated in accordance with SFAS 109, "Accounting for Income Taxes."  PPL and its domestic subsidiaries file a consolidated U.S. federal income tax return.

Significant management judgment is required in developing PPL's and its subsidiaries' provision for income taxes.  This is primarily due to uncertainty in various tax positions taken or expected to be taken in tax returns, the determination of deferred tax assets, liabilities and valuation allowances and estimating the phase-out range for synthetic fuel tax credits that is not published by the IRS until April of the following year.

Prior to January 1, 2007, and in accordance with SFAS 5, "Accounting for Contingencies," PPL and its subsidiaries evaluated uncertain tax positions and accrued charges for probable exposures based on management's best estimate of the amount of benefit that should be recognized in the financial statements.  This assessment resulted in management's best estimate of the ultimate settled tax position for each tax year.

In June 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109."  In May 2007, the FASB amended this guidance by issuing FSP FIN 48-1, "Definition of Settlement in FASB Interpretation No. 48."  PPL and its subsidiaries adopted FIN 48, as amended, effective January 1, 2007.  The adoption resulted in the recognition of a cumulative effect adjustment to the opening balance of retained earnings in 2007.  Under FIN 48, uncertain tax positions are no longer considered to be contingencies assessed in accordance with SFAS 5.  FIN 48 requires an entity to evaluate its tax positions following a two-step process.  The first step requires an entity to determine whether, based on the technical merits supporting a particular tax position, it is more likely than not (greater than a 50% chance) that the tax position will be sustained.  This determination assumes that the relevant taxing authority will examine the tax position and is aware of all the relevant facts surrounding the tax position.  The second step requires an entity to recognize in the financial statements the benefit of a tax position that meets the recognition criterion.  The measurement of the benefit equals the largest amount of benefit that has a likelihood of realization that exceeds 50%.  If the more likely than not threshold is not met, it is inappropriate to recognize any tax benefits associated with the tax position.  The amounts ultimately paid upon resolution of issues raised by taxing authorities may differ materially from the amounts accrued and may materially impact PPL's and its subsidiaries' financial statements in the future.

Deferred income taxes reflect the net future tax effects of temporary differences between the carrying amounts of assets and liabilities for accounting purposes and their basis for income tax purposes, as well as the tax effects of net operating losses and tax credit carryforwards.

PPL and its subsidiaries record valuation allowances to reduce deferred tax assets to the amounts that are more likely than not to be realized.  PPL and its subsidiaries consider the reversal of temporary differences, future taxable income and ongoing prudent and feasible tax planning strategies in initially recording and subsequently reevaluating the need for valuation allowances.  If PPL and its subsidiaries determine that they are able to realize deferred tax assets in the future in excess of recorded net deferred tax assets, adjustments to the valuation allowances increase income by reducing tax expense in the period that such determination is made.  Likewise, if PPL and its subsidiaries determine that they are not able to realize all or part of net deferred tax assets in the future, adjustments to the valuation allowances would decrease income by increasing tax expense in the period that such determination is made.

PPL Energy Supply and PPL Electric defer investment tax credits when the credits are utilized and are amortizing the deferred amounts over the average lives of the related assets.

See Note 5 for additional discussion regarding income taxes.

(PPL Energy Supply and PPL Electric)

The income tax provision for PPL Energy Supply and PPL Electric is calculated in accordance with an intercompany tax sharing policy which provides that taxable income be calculated as if PPL Energy Supply, PPL Electric and any domestic subsidiaries each filed a separate consolidated return.  PPL Energy Supply's intercompany tax receivable was $45 million at December 31, 2007, and the intercompany tax liability was $17 million at December 31, 2006.  PPL Electric's intercompany tax receivable was $49 million and $2 million at December 31, 2007 and 2006.

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

Taxes, Other Than Income (PPL, PPL Energy Supply and PPL Electric)

PPL and its subsidiaries present sales taxes in "Accounts Payable" and value added taxes in "Taxes" on their Balance Sheets.  These taxes are not reflected on the Statements of Income.  See Note 5 for details on taxes included in "Taxes, other than income" on the Statements of Income.

Leases

(PPL, PPL Energy Supply and PPL Electric)

PPL and its subsidiaries apply the provisions of SFAS 13, "Accounting for Leases," as amended and interpreted, to all transactions that qualify for lease accounting.  See Note 11 for a discussion of accounting for leases under which PPL, PPL Energy Supply and PPL Electric are lessees.

(PPL and PPL Energy Supply)

PPL EnergyPlus is the lessor, for accounting purposes, of a 79.9 MW oil-powered station in Shoreham, New York.  The Long Island Power Authority has contracted to purchase all of the plant's capacity and ancillary services as part of a 15-year power purchase agreement with PPL EnergyPlus, which ends in 2017.  The capacity payments in the power purchase agreement result in the plant being classified as a direct-financing lease.  Additionally, a subsidiary of PPL Energy Supply is the lessor, for accounting purposes, of two sales-type leases relating to an 8 MW on-site electrical generation plant and a 1.66 MW on-site electrical generation and thermal energy plant.

As of December 31, 2007 and 2006, PPL and PPL Energy Supply had receivable balances of $234 million and $240 million (included in "Current Assets - Other" and "Regulatory and Other Noncurrent Assets - Other" for PPL and "Current Assets - Other" and "Other Noncurrent Assets - Other" for PPL Energy Supply) and unearned revenue balances of $120 million and $128 million (included in "Current Liabilities - Other" and "Deferred Credits and Other Noncurrent Liabilities - Other").  The receivable balances include $66 million of an unguaranteed residual value.  Rental income received during 2007, 2006 and 2005 was $15 million, $14 million and $15 million.  Total future minimum lease payments expected to be received on these leases are estimated at $17 million for each of the years from 2008 through 2012.

Fuel, Materials and Supplies

(PPL)

Fuel, materials and supplies are valued at the lower of cost or market using the average cost method, except for natural gas, for which the last-in, first-out cost method (LIFO) is used.  The carrying value of the LIFO inventory was $14 million and $13 million at December 31, 2007 and 2006.  The excess of replacement cost over carrying value was $13 million and $16 million at December 31, 2007 and 2006.

(PPL Energy Supply and PPL Electric)

Fuel, materials and supplies are valued at the lower of cost or market using the average-cost method.

(PPL and PPL Energy Supply)

Fuel, materials and supplies consisted of the following at December 31:

	PPL		PPL Energy Supply
	2007 (a)	2006	2007	2006

Fuel	$136	$196	$137	$182
Materials and supplies	180	182	145	148
	$316	$378	$282	$330

(a)	2007 excludes $18 million of fuel, materials and supplies related to the natural gas distribution and propane businesses that is classified as held for sale.

Guarantees (PPL, PPL Energy Supply and PPL Electric)

In accordance with the provisions of FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34," the fair values of guarantees related to arrangements entered into prior to January 1, 2003, as well as guarantees excluded from the initial recognition and measurement provisions of FIN 45, are not recorded in the financial statements.  See Note 15 for further discussion of recorded and unrecorded guarantees.

Treasury Stock (PPL and PPL Electric)

Treasury shares are reflected on the balance sheet as an offset to shareowners' equity under the cost method of accounting.  Treasury shares are not considered outstanding in calculating EPS.

(PPL)

PPL held no treasury stock at December 31, 2007 and 2006.  In 2006, PPL retired all treasury shares, which totaled 62,174,729 shares, and restored them to authorized but unissued shares of common stock.  "Capital in excess of par value" was reduced by $839 million as a result of the retirement.  Total "Shareowners' Common Equity" was not impacted.  PPL plans to restore all shares of common stock acquired in the future to authorized but unissued shares of common stock upon acquisition.

(PPL Electric)

PPL Electric held no treasury stock at December 31, 2007 and 2006.  In 2006, PPL Electric retired all treasury shares, which totaled 90,932,326 shares, and restored them to authorized but unissued shares of common stock.  "Common stock" was reduced by $1.1 billion as a result of the retirement.  Total "Shareowners' Equity" was not impacted.  PPL Electric plans to restore all shares of common stock acquired in the future to authorized but unissued shares of common stock upon acquisition.

Foreign Currency Translation and Transactions (PPL and PPL Energy Supply)

Assets and liabilities of international operations, where the local currency is the functional currency, are translated at the exchange rates on the date of consolidation and related revenues and expenses are translated at average exchange rates prevailing during the year.  Adjustments resulting from translation are recorded in accumulated other comprehensive loss.  The effect of translation is removed from accumulated other comprehensive loss upon the sale or substantial liquidation of the international subsidiary that gave rise to the translation adjustment.  The local currency is the functional currency for all of PPL's international operating companies except for those located in Bolivia, where the U.S. dollar is the functional currency.

Gains or losses relating to foreign currency transactions are recognized currently in income.  The net transaction losses were insignificant in 2007, 2006 and 2005.

New Accounting Standards (PPL, PPL Energy Supply and PPL Electric)

See Note 23 for a discussion of new accounting standards recently adopted or pending adoption.

2. Segment and Related Information

(PPL and PPL Energy Supply)

PPL's reportable segments are Supply, International Delivery and Pennsylvania Delivery.  The Supply segment primarily consists of the domestic energy marketing, domestic generation and domestic development operations of PPL Energy Supply.  In August 2007, PPL completed the sale of its domestic telecommunication operations, which were previously included in the Supply segment.  See Note 9 for additional information.

The International Delivery segment includes operations of the international energy businesses of PPL Global that are primarily focused on the distribution of electricity.  In 2007, PPL completed the sale of its Latin American businesses located in Bolivia, El Salvador and Chile.  See Note 10 for additional information.  PPL Global's major remaining international business is WPD, which is located in the U.K.

The Pennsylvania Delivery segment includes the regulated electric and gas delivery operations of PPL Electric and PPL Gas Utilities.  In July 2007, PPL announced its intention to sell its natural gas distribution and propane businesses.  See Note 10 for additional information.

In accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the operating results of the Latin American businesses and the natural gas distribution and propane businesses have been classified as Discontinued Operations on the Statements of Income.  Therefore, with the exception of net income, the operating results from these businesses have been excluded from the income statement data tables below.

PPL Energy Supply's reportable segments are Supply and International Delivery.  The International Delivery segment at the PPL Energy Supply level is consistent with the International Delivery segment at the PPL level.  The Supply segment information reported at the PPL Energy Supply level will not agree with the Supply segment information reported at the PPL level because additional Supply segment functions exist at PPL that are outside of PPL Energy Supply.  Furthermore, certain income items, including PLR revenue and certain interest income, exist at the PPL Energy Supply level but are eliminated in consolidation at the PPL level.  Finally, certain expense items are fully allocated to the segments at the PPL level only.

Segments include direct charges, as well as an allocation of indirect corporate service costs, from PPL Services.  These service costs include functions such as financial, legal, human resources and information services.  See Note 16 for additional information.

Financial data for the segments are:

	PPL			PPL Energy Supply
	2007	2006	2005	2007	2006	2005
Income Statement Data
Revenues from external customers
Supply	$2,347	$2,239	$1,775	$4,148	$3,925	$3,335
International Delivery	900	793	753	900	793	753
Pennsylvania Delivery	3,251	3,099	3,011
	6,498	6,131	5,539	5,048	4,718	4,088
Intersegment revenues (a)
Supply	1,810	1,708	1,590
Pennsylvania Delivery	159	160	152

Depreciation
Supply	167	159	144	156	148	135
International Delivery	147	142	133	147	142	133
Pennsylvania Delivery	132	118	112
	446	419	389	303	290	268
Amortization - recoverable transition costs and other
Supply	106	31	33	94	17	18
International Delivery	10	(14)	(13)	10	(14)	(13)
Pennsylvania Delivery	317	292	278
	433	309	298	104	3	5
Interest income
Supply	11	(3)	(6)	55	35	21
International Delivery	22	4	2	22	4	2
Pennsylvania Delivery	28	32	21
	61	33	17	77	39	23
Interest Expense
Supply	156	123	115	109	87	81
International Delivery	183	173	175	183	173	175
Pennsylvania Delivery	135	151	182
	474	447	472	292	260	256
Income from Continuing Operations (e)
Supply	803	586	396	858	621	432
International Delivery	260	245	217	260	245	217
Pennsylvania Delivery	241	293	212
	1,304	1,124	825	1,118	866	649
Income Taxes
Supply	232	147	22	260	168	42
International Delivery	(43)	19	39	(43)	19	39
Pennsylvania Delivery	81	102	67
	270	268	128	217	187	81
Deferred income taxes and investment tax credits
Supply	9	(6)	(93)	123	103	13
International Delivery	(38)	(15)	18	(38)	(15)	18
Pennsylvania Delivery	18	18	8
	(11)	(3)	(67)	85	88	31
Net Income
Supply (b) (c)	568	416	311	595	430	327
International Delivery (b) (d)	610	268	215	610	268	215
Pennsylvania Delivery (b)	110	181	152
	$1,288	$865	$678	$1,205	$698	$542

Cash Flow Data
Expenditures for PP&E
Supply	$1,043	$738	$332	$1,019	$693	$304
International Delivery	340	340	289	340	340	289
Pennsylvania Delivery	302	316	190
	$1,685	$1,394	$811	$1,359	$1,033	$593

	PPL		PPL Energy Supply
	As of December 31,		As of December 31,
	2007	2006	2007	2006
Balance Sheet Data
Investment in unconsolidated affiliates - at equity
Supply	$44	$44	$44	$44
International Delivery		3		3
	44	47	44	47
Total assets
Supply	9,231	8,039	9,628	8,447
International Delivery	5,639	6,208	5,639	6,208
Pennsylvania Delivery	5,102	5,500
	$19,972	$19,747	$15,267	$14,655

	PPL			PPL Energy Supply
	2007	2006	2005	2007	2006	2005
Geographic Data
Revenues from external customers
U.S.	$5,598	$5,338	$4,786	$4,148	$3,925	$3,335
U.K.	900	793	753	900	793	753
	$6,498	$6,131	$5,539	$5,048	$4,718	$4,088

	PPL		PPL Energy Supply
	As of December 31,		As of December 31,
	2007	2006	2007	2006
Property, Plant and Equipment
U.S.	$8,513	$7,845	$5,438	$4,701
Foreign:
U.K.	4,092	3,755	4,092	3,755
Latin America		469		469
	4,092	4,224	4,092	4,224
	$12,605	$12,069	$9,530	$8,925

(a)	See "PLR Contracts" and "NUG Purchases" in Note 16 for a discussion of the basis of accounting between reportable segments.
(b)	All years, except 2007 for the Supply segment, include the results of Discontinued Operations. See Note 10 for additional information.
(c)	2005 includes the cumulative effect of a change in accounting principle. See Note 21 for additional information.
(d)
2006 reflects accounting adjustments related to prior periods, due to incorrect application of Chilean inflation in calculating depreciation and deferred income taxes on certain Chilean assets from 1997 through 2006.  As a result, net income was increased by $14 million, of which $12 million related to periods prior to 2006.  These adjustments were not considered by management to be material to the financial statements of prior periods or the financial statements for 2006.

(e)	Before income taxes, minority interest and for PPL, dividends on preferred securities of a subsidiary.

3. Investment in Unconsolidated Affiliates - at Equity

(PPL and PPL Energy Supply)

Investment in unconsolidated affiliates accounted for under the equity method at December 31 (equity ownership percentages as of December 31, 2007) was:

	2007	2006

Bangor-Pacific Hydro Associates - 50.0%	$19	$19
Safe Harbor Water Power Corporation - 33.3%	16	15
Other	9	13
	$44	$47

4. Earnings Per Share

(PPL)

In August 2005, PPL completed a 2-for-1 split of its common stock.  The distribution date was August 24, 2005.  The share and per-share amounts included in these financial statements have been adjusted for all periods presented to reflect the stock split.

Basic EPS is calculated using the weighted-average number of common shares outstanding during the period.  Diluted EPS is calculated using the weighted-average number of common shares outstanding that are increased for additional shares that would be outstanding if potentially dilutive securities were converted to common shares.  Potentially dilutive securities consist of:

•	stock options, restricted stock and restricted stock units granted under the incentive compensation plans;
•	stock units representing common stock granted under the directors compensation programs; and
•	convertible senior notes.

The basic and diluted EPS calculations, and the reconciliation of the shares (in thousands) used in the calculations, are:

	2007	2006	2005
Income (Numerator)
Income from continuing operations	$1,013	$839	$693
Income (Loss) from discontinued operations (net of income taxes)	275	26	(7)
Cumulative effect of a change in accounting principle (net of income taxes)			(8)

Net Income	$1,288	$865	$678

Shares (Denominator)
Shares for Basic EPS	380,563	380,754	379,132
Add incremental shares
Convertible Senior Notes	1,601	3,221	2,263
Restricted stock, stock options and other share-based awards	2,947	2,794	2,342
Shares for Diluted EPS	385,111	386,769	383,737

Basic EPS
Income from continuing operations	$2.66	$2.20	$1.83
Income (Loss) from discontinued operations (net of income taxes)	0.73	0.07	(0.02)
Cumulative effect of a change in accounting principle (net of income taxes)			(0.02)
Net Income	$3.39	$2.27	$1.79

Diluted EPS
Income from continuing operations	$2.63	$2.17	$1.81
Income (Loss) from discontinued operations (net of income taxes)	0.72	0.07	(0.02)
Cumulative effect of a change in accounting principle (net of income taxes)			(0.02)
Net Income	$3.35	$2.24	$1.77

In 2003, PPL Energy Supply issued $400 million of 2.625% Convertible Senior Notes due 2023 (Convertible Senior Notes).  The notes are guaranteed by PPL and, as originally issued, could be converted into shares of PPL common stock if:

•	during any fiscal quarter, the market price of PPL's common stock exceeded $29.83 per share over a certain period during the preceding fiscal quarter;
•	PPL calls the debt for redemption;
•	the holder exercises its right to put the debt on any five-year anniversary of the offering;
•	the long-term credit rating assigned to the notes by Moody's and S&P falls below Ba2 and BB or the notes are not rated; or
•	certain specified corporate transactions occur, e.g., change in control and certain distributions to the holders of PPL common stock.

The conversion rate is 40.2212 shares per $1,000 principal amount of notes (or $24.8625 per share).  It will be adjusted if certain specified distributions, whether in the form of cash, stock, other equity interests, evidence of indebtedness or assets, are made to holders of PPL common stock.  Additionally, the conversion rate can be increased by PPL if its Board of Directors has made a determination that to do so would be in the best interest of either PPL or holders of PPL common stock.

If holders elect to convert upon the occurrence of a conversion event identified above, PPL Energy Supply is required to settle the principal amount in cash and is permitted to settle any conversion premium in cash or PPL common stock.

The Convertible Senior Notes have a dilutive impact when the average market price of PPL common stock equals or exceeds $24.87.

See Note 8 for discussion of attainment of the market price trigger related to the Convertible Senior Notes and the related conversions during 2007.

At December 31, 2007, $57 million of Convertible Senior Notes remained outstanding.  The maximum number of shares of PPL common stock that could potentially be issued to settle the conversion premium, based upon the current conversion rate, is 2,297,837 shares.  Based on PPL's common stock price at December 31, 2007, the conversion premium equated to 1,201,082 shares of PPL common stock, or $63 million.

See Note 8 for discussion of a PPL common stock repurchase program initiated during the second quarter of 2007.

During 2007, PPL issued 2,289,804 shares of common stock related to the exercise of stock options, vesting of restricted stock and restricted stock units and conversion of stock units granted to directors under its stock-based compensation plans.  See Note 12 for a discussion of PPL's stock-based compensation plans.

The following number of stock options to purchase PPL common shares were excluded in the periods' computations of diluted EPS because the effect would have been antidilutive.

(Thousands of Shares)	2007	2006	2005

Antidilutive stock options		334	402

5. Income and Other Taxes

(PPL)

"Income from Continuing Operations Before Income Taxes, Minority Interest and Dividends on Preferred Securities of a Subsidiary" included the following components:

	2007	2006	2005

Domestic income	$1,044	$879	$608
Foreign income	260	245	217
	$1,304	$1,124	$825

Significant components of PPL's deferred income tax assets and liabilities from continuing operations at December 31 were:

	2007	2006
Deferred Tax Assets
Deferred investment tax credits	$23	$30
NUG contracts and buybacks	43	73
Unrealized loss on qualifying derivatives	138	29
Accrued pension costs	97	140
Federal tax credit carryforwards	11	47
Foreign loss carryforwards	173	175
Foreign - pensions		74
Foreign - other	6	20
Contributions in aid of construction	92	85
Other	220	245
Valuation allowances	(186)	(189)
	617	729

Deferred Tax Liabilities
Plant - net	1,464	1,428
Recoverable transition costs	227	333
Taxes recoverable through future rates	108	113
Foreign investments	34	3
Reacquired debt costs	13	15
Foreign - plant	706	765
Foreign - other	99	86
Other domestic	76	68
	2,727	2,811
Net deferred tax liability	$2,110	$2,082

PPL had federal alternative minimum tax credit carryforwards with an indefinite carryforward period of $27 million at December 31, 2006.  Such amounts were not significant at December 31, 2007.  PPL had federal foreign tax credit carryforwards that expire in 2016 of $10 million and $20 million at December 31, 2007 and 2006.  PPL also had state net operating loss carryforwards that expire between 2016 and 2027 of $227 million and $216 million at December 31, 2007 and 2006.  Valuation allowances have been established for the amount that, more likely than not, will not be realized.

PPL Global had foreign net operating loss carryforwards of $37 million at both December 31, 2007 and 2006.  PPL Global also had foreign capital loss carryforwards of $596 million and $563 million at December 31, 2007 and 2006.  All of these losses have an unlimited carryforward period.  Valuation allowances have been established for the amount that, more likely than not, will not be realized.  In December 2007, the FASB issued SFAS 141 (revised 2007), "Business Combinations," which is known as SFAS 141(R) and replaces SFAS 141.  Upon adoption, effective January 1, 2009, SFAS 141(R) will require changes in valuation allowances associated with business combinations to be recognized in tax expense rather than in goodwill.  See Note 23 for additional information.  Of the total valuation allowances related to foreign capital loss carryforwards, $83 million is currently allocable to goodwill.

PPL Global does not pay or record U.S. income taxes on the undistributed earnings of its foreign subsidiaries where management has determined that the earnings are permanently reinvested.  The cumulative undistributed earnings are included in "Earnings reinvested" on the Balance Sheets.  The amounts considered permanently reinvested at December 31, 2007 and 2006, are $1.1 billion and $910 million.  If the earnings are remitted as dividends, PPL Global may be subject to additional U.S. taxes, net of allowable foreign tax credits.  It is not practicable to estimate the amount of additional taxes that might be payable on these foreign earnings.

Details of the components of income tax expense, a reconciliation of federal income taxes derived from statutory tax rates applied to "Income from Continuing Operations Before Income Taxes, Minority Interest and Dividends on Preferred Securities of a Subsidiary," for accounting purposes, and details of "Taxes, other than income" were:

	2007	2006	2005
Income Tax Expense
Current - Federal	$187	$223	$144
Current - State	11	16	1
Current - Foreign	83	32	50
	281	271	195
Deferred - Federal	34	(3)	(86)
Deferred - State	21	8	17
Deferred - Foreign (a)	(52)	6	17
	3	11	(52)
Investment tax credit, net - Federal	(14)	(14)	(15)
Total income tax expense from continuing operations (b)	$270	$268	$128

Total income tax expense - Federal	$207	$206	$43
Total income tax expense - State	32	24	18
Total income tax expense - Foreign	31	38	67
Total income tax expense from continuing operations (b)	$270	$268	$128

(a)	Includes a $54 million deferred tax benefit recorded in 2007, related to the U.K. tax rate reduction effective April 1, 2008. See "Reconciliation of Income Tax Expense" for additional information.
(b)
Excludes $6 million of deferred federal, state and foreign tax benefit in 2005 related to the cumulative effect of a change in accounting principle.  Excludes current and deferred federal, state and foreign tax expense (benefit) recorded to Discontinued Operations of $143 million in 2007, $(6) million in 2006 and $(35) million in 2005.  Excludes realized tax benefits related to stock-based compensation, recorded as an increase to capital in excess of par value of $25 million in 2007, $13 million in 2006 and $7 million in 2005.  Also excludes federal, state and foreign tax expense (benefit) recorded to other comprehensive income (loss) of $20 million in 2007, $80 million in 2006 and $(102) million in 2005.

	2007	2006	2005
Reconciliation of Income Tax Expense
Federal income tax on Income from Continuing Operations Before Income Taxes, Minority Interest and Dividends on Preferred Securities of a Subsidiary at statutory tax rate - 35%	$456	$393	$289
Increase (decrease) due to:
State income taxes (a) (d) (e)	31	31	23
Amortization of investment tax credits	(10)	(10)	(10)
Difference related to income recognition of foreign affiliates (net of foreign income taxes)	(41)	(37)	(37)
U.K. rate change (b)	(54)
Transfer of WPD tax items (c)		(20)
Stranded cost securitization (a) (d) (e)	(7)	(7)	(7)
Federal income tax credits	(57)	(58)	(107)
Federal income tax return adjustments (a) (d) (e)	(7)	2	(12)
Change in tax reserves (a) (d) (e)	(27)	(16)	(5)
Domestic manufacturing deduction	(15)	(2)	(3)
Other	1	(8)	(3)
	(186)	(125)	(161)
Total income tax expense from continuing operations	$270	$268	$128
Effective income tax rate	20.7%	23.8%	15.5%

(a)
During 2007, PPL recorded an $8 million benefit in state and federal income tax expense from filing the 2006 income tax returns, which consisted of a $7 million federal benefit reflected in "Federal income tax return adjustments" and a $1 million state benefit reflected in "State income taxes."

During 2007, PPL recorded a $33 million benefit related to federal and state income tax reserves, which consisted of a $7 million benefit reflected in "Stranded costs securitization" and a $27 million federal benefit reflected in "Change in tax reserves," offset by a $1 million state expense reflected in "State income taxes."

(b)
In July 2007, the U.K.'s Finance Act of 2007, which includes amendments to existing tax law, was enacted.  The most significant change to the tax law was a reduction in the U.K.'s statutory income tax rate.  Effective April 1, 2008, the statutory income tax rate will be reduced from 30% to 28%.  As a result, PPL recorded a $54 million deferred tax benefit during 2007 related to the reduction in its deferred tax liabilities.

(c)
In January 2006, WPD, Hyder's liquidator and a former Hyder affiliate signed an agreement to transfer to the affiliate a future tax liability from WPD and certain surplus tax losses from Hyder.  The U.K. taxing authority subsequently confirmed this agreement.  This transfer resulted in a net reduction of income tax expense of $20 million for 2006, and a decrease to goodwill of $12 million from the resolution of a pre-acquisition tax contingency pursuant to EITF Issue 93-7, "Uncertainties Related to Income Taxes in a Purchase Business Combination."

(d)
During 2006, PPL recorded a $7 million expense in state and federal income tax expense from filing the 2005 income tax returns, which consisted of a $2 million federal expense reflected in "Federal income tax return adjustments" and a $5 million state expense reflected in "State income taxes."

During 2006, PPL recorded a $14 million benefit related to federal and state income tax reserves, which consisted of a $7 million benefit reflected in "Stranded costs securitization" and a $16 million federal benefit reflected in "Change in tax reserves," offset by a $9 million state expense reflected in "State income taxes."

(e)
During 2005, PPL recorded a $9 million benefit in state and federal income tax expense from filing the 2004 income tax returns, which consisted of a $12 million federal benefit reflected in "Federal income tax return adjustments," offset by a $3 million state expense reflected in "State income taxes."

During 2005, PPL recorded a $14 million benefit related to federal and state income tax reserves, which consisted of a $7 million benefit reflected in "Stranded costs securitization," a $5 million federal benefit reflected in "Change in tax reserves" and a $2 million state benefit reflected in "State income taxes."

	2007	2006	2005
Taxes, other than income
State gross receipts	$193	$181	$175
State utility realty	5	5	6
State capital stock	8	12	14
Property - foreign	67	57	57
Domestic property and other	25	26	26
	$298	$281	$278

For tax years 2000 through 2007, PPL Montana protested certain property tax assessments by the Montana Department of Revenue on its generation facilities.  The tax liabilities in dispute for 2000 through 2007, which have been paid and expensed by PPL Montana, total $45 million.  In January 2008, both parties reached a settlement for all years outstanding.  The settlement will result in PPL Montana receiving a refund of taxes paid and interest totaling $8 million.  This amount will be recorded in 2008.

(PPL Energy Supply)

"Income from Continuing Operations Before Income Taxes and Minority Interest" included the following components:

	2007	2006	2005

Domestic income	$858	$621	$432
Foreign income	260	245	217
	$1,118	$866	$649

Significant components of PPL Energy Supply's deferred income tax assets and liabilities from continuing operations at December 31 were as follows:

	2007	2006
Deferred Tax Assets
Deferred investment tax credits	$18	$23
NUG contracts and buybacks	43	73
Unrealized loss on qualifying derivatives	134	31
Accrued pension costs	32	52
Federal tax credit carryforwards	10	47
Foreign loss carryforwards	173	175
Foreign - pensions		74
Foreign - other	6	20
Other domestic	99	136
Valuation allowances	(174)	(178)
	341	453

Deferred Tax Liabilities
Plant - net	790	739
Foreign investments	34	3
Foreign - plant	706	765
Foreign - other	99	86
Other domestic	32	36
	1,661	1,629
Net deferred tax liability	$1,320	$1,176

PPL Energy Supply had no federal alternative minimum tax credit carryforwards with an indefinite carryforward period at December 31, 2007, and $27 million at December 31, 2006.  PPL Energy Supply had federal foreign tax credit carryforwards that expire in 2016 of $10 million and $20 million at December 31, 2007 and 2006.  PPL Energy Supply also had state net operating loss carryforwards that expire between 2016 and 2027 of $8 million and $9 million at December 31, 2007 and 2006.  Valuation allowances have been established for the amount that, more likely than not, will not be realized.

PPL Global had foreign net operating loss carryforwards of $37 million at both December 31, 2007 and 2006.  PPL Global also had foreign capital loss carryforwards of $596 million and $563 million at December 31, 2007 and 2006.  All of these losses have an unlimited carryforward period.  Valuation allowances have been established for the amount that more likely than not, will not be realized.  In December 2007, the FASB issued SFAS 141(R).  Upon adoption, effective January 1, 2009, SFAS 141(R) will require changes in valuation allowances associated with business combinations to be recognized in tax expense rather than in goodwill.  See Note 23 for additional information.  Of the total valuation allowances related to foreign capital loss carryforwards, $83 million is currently allocable to goodwill.

PPL Global does not pay or record U.S. income taxes on the undistributed earnings of its foreign subsidiaries where management has determined that the earnings are permanently reinvested.  The cumulative undistributed earnings are included in "Member's Equity" on the Balance Sheets.  The amounts considered permanently reinvested at December 31, 2007 and 2006, are $1.1 billion and $910 million.  If the earnings are remitted as dividends, PPL Global may be subject to additional U.S. taxes, net of allowable foreign tax credits.  It is not practicable to estimate the amount of additional taxes that might be payable on these foreign earnings.

Details of the components of income tax expense, a reconciliation of federal income taxes derived from statutory tax rates applied to "Income from Continuing Operations Before Income Taxes and Minority Interest" for accounting purposes, and details of "Taxes, other than income" were:

	2007	2006	2005
Income Tax Expense
Current - Federal	$19	$40	$(28)
Current - State	30	27	28
Current - Foreign	83	32	50
	132	99	50
Deferred - Federal	123	86	5
Deferred - State	26	8	21
Deferred - Foreign (a)	(52)	6	17
	97	100	43
Investment tax credit, net-Federal	(12)	(12)	(12)
Total income tax expense from continuing operations (b)	$217	$187	$81

Total income tax expense - Federal	$130	$114	$(35)
Total income tax expense - State	56	35	49
Total income tax expense - Foreign	31	38	67
Total income tax expense from continuing operations (b)	$217	$187	$81

(a)	Includes a $54 million deferred tax benefit recorded in 2007, related to the U.K. tax rate reduction effective April 1, 2008. See "Reconciliation of Income Tax Expense" for additional information.
(b)
Excludes $6 million of deferred federal, state and foreign tax benefit in 2005 related to the cumulative effect of a change in accounting principles.  Excludes current and deferred federal, state and foreign tax expense (benefit) recorded to Discontinued Operations of $110 million in 2007, $(10) million in 2006 and $(34) million in 2005.  Also excludes federal, state and foreign tax expense (benefit) recorded to other comprehensive income of $19 million in 2007, $83 million in 2006 and $(106) million in 2005.

	2007	2006	2005
Reconciliation of Income Tax Expense
Federal income tax on Income from Continuing Operations Before Income Taxes and Minority Interest at statutory tax rate - 35%	$391	$303	$227
Increase (decrease) due to:
State income taxes (a) (d) (e)	38	28	41
Amortization of investment tax credits	(8)	(8)	(8)
Difference related to income recognition of foreign affiliates (net of foreign income taxes)	(41)	(37)	(37)
Domestic manufacturing deduction	(15)	(2)	(3)
U.K. rate change (b)	(54)
Transfer of WPD tax items (c)		(20)
Federal income tax credits	(57)	(58)	(107)
Federal income tax return adjustments (a) (e)	(9)		(21)
Change in tax reserves (a) (d) (e)	(28)	(13)	(10)
Other		(6)	(1)
	(174)	(116)	(146)
Total income tax expense from continuing operations	$217	$187	$81
Effective income tax rate	19.4%	21.6%	12.5%

(a)
During 2007, PPL Energy Supply recorded a $7 million benefit in state and federal income tax expense from filing the 2006 income tax returns, which consisted of a $9 million federal benefit reflected in "Federal income tax return adjustments," offset by a $2 million state expense reflected in "State income taxes."

During 2007, PPL Energy Supply recorded a $28 million benefit related to federal income tax reserves, which is reflected in "Change in tax reserves."

(b)
In July 2007, the U.K.'s Finance Act of 2007, which includes amendments to existing tax law, was enacted.  The most significant change to the tax law was a reduction in the U.K.'s statutory income tax rate.  Effective April 1, 2008, the statutory income tax rate will be reduced from 30% to 28%.  As a result, PPL Energy Supply recorded a $54 million deferred tax benefit during 2007 related to the reduction in its deferred tax liabilities.

(c)
In January 2006, WPD, Hyder's liquidator and a former Hyder affiliate signed an agreement to transfer to the affiliate a future tax liability from WPD and certain surplus tax losses from Hyder.  The U.K. taxing authority subsequently confirmed this agreement.  This transfer resulted in a net reduction of income tax expense of $20 million for 2006, and a decrease to goodwill of $12 million from the resolution of a pre-acquisition tax contingency pursuant to EITF Issue 93-7, "Uncertainties Related to Income Taxes in a Purchase Business Combination."

(d)
During 2006, PPL Energy Supply recorded $5 million in state income tax expense from filing the 2005 income tax returns, which is reflected in "State income taxes."

During 2006, PPL Energy Supply recorded a $5 million benefit related to federal and state income tax reserves, which consisted of a $13 million benefit reflected in "Change in tax reserves," offset by an $8 million state expense reflected in "State income taxes."

(e)
During 2005, PPL Energy Supply recorded $4 million in state and federal income tax expense from filing the 2004 income tax returns, which consisted of a $25 million state expense reflected in "State income taxes," offset by a $21 million federal benefit reflected in "Federal income tax return adjustments."

During 2005, PPL Energy Supply recorded a $10 million benefit related to federal income tax reserves, which is reflected in "Change in tax reserves."

	2007	2006	2005
Taxes, other than income
State gross receipts		$1	$1
State capital stock	$5	8	9
Property - foreign	67	57	57
Domestic property and other	26	25	26
	$98	$91	$93

For tax years 2000 through 2007, PPL Montana protested certain property tax assessments by the Montana Department of Revenue on its generation facilities.  The tax liabilities in dispute for 2000 through 2007, which have been paid and expensed by PPL Montana, total $45 million.  In January 2008, both parties reached a settlement for all years outstanding.  The settlement will result in PPL Montana receiving a refund of taxes paid and interest totaling $8 million.  This amount will be recorded in 2008.

(PPL Electric)

The provision for PPL Electric's deferred income taxes for regulated assets is based upon the ratemaking principles reflected in rates established by the PUC and the FERC.  The difference in the provision for deferred income taxes for regulated assets and the amount that otherwise would be recorded under U.S. GAAP is deferred and included in taxes recoverable through future rates in "Regulatory and Other Noncurrent Assets - Other" on the Balance Sheets.

The tax effects of significant temporary differences comprising PPL Electric's net deferred income tax liability at December 31 were as follows:

	2007	2006
Deferred Tax Assets
Deferred investment tax credits	$5	$6
Accrued pension costs	40	56
Contributions in aid of construction	88	80
Other	47	41
	180	183

Deferred Tax Liabilities
Electric utility plant - net	646	648
Recoverable transition costs	146	145
Taxes recoverable through future rates	102	106
Reacquired debt costs	12	14
Other	21	36
	927	949
Net deferred tax liability	$747	$766

PPL Electric has state net operating loss carryforwards that expire in 2024 of approximately $6 million and $11 million at December 31, 2007 and 2006.

Details of the components of income tax expense, a reconciliation of federal income taxes derived from statutory tax rates applied to "Income Before Income Taxes" for accounting purposes, and details of "Taxes, other than income" were:

	2007	2006	2005
Income Tax Expense
Current - Federal	$72	$85	$66
Current - State	(7)	1	(5)
	65	86	61
Deferred - Federal	24	19	12
Deferred - State	(4)	1	(1)
	20	20	11
Investment tax credit, net - Federal	(2)	(2)	(3)
Total	$83	$104	$69

Total income tax expense - Federal	$94	$102	$75
Total income tax expense - State	(11)	2	(6)
Total	$83	$104	$69

Reconciliation of Income Tax Expense
Federal income tax on Income Before Income Taxes at statutory tax rate - 35%	$86	$104	$76
Increase (decrease) due to:
State income taxes (a) (b) (c)	2	12	4
Stranded costs securitization (a) (b) (c)	(7)	(7)	(7)
Amortization of investment tax credit	(2)	(2)	(2)
Other (a) (b) (c)	4	(3)	(2)
	(3)		(7)
Total income tax expense	$83	$104	$69
Effective income tax rate	33.7%	34.9%	31.9%

(a)
During 2007, PPL Electric recorded a $1 million benefit in state and federal income tax expense from filing the 2006 income tax returns, which consisted of a $4 million state benefit reflected in "State income taxes," offset by a $3 million federal expense reflected in "Other."

During 2007, PPL Electric recorded a $4 million benefit related to federal and state income tax reserves, which consisted of a $7 million benefit reflected in "Stranded costs securitization," offset by a $1 million state expense reflected in "State income taxes" and a $2 million federal expense reflected in "Other."

(b)
During 2006, PPL Electric recorded $4 million in state and federal income tax expense from filing the 2005 income tax returns, which consisted of a $1 million federal expense reflected in "Other" and a $3 million state expense reflected in "State income taxes."

During 2006, PPL Electric recorded a $9 million benefit related to federal and state income tax reserves, which consisted of a $7 million benefit reflected in "Stranded costs securitization" and a $2 million federal benefit reflected in "Other."

(c)
During 2005, PPL Electric recorded a $10 million benefit related to federal and state income tax reserves, which consisted of a $7 million benefit reflected in "Stranded costs securitization," a $2 million state benefit reflected in "State income taxes" and a $1 million federal benefit reflected in "Other."

	2007	2006	2005
Taxes, other than income
State gross receipts	$193	$181	$174
State utility realty	5	4	6
State capital stock	3	4	5
Property and other	(1)
	$200	$189	$185

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

	PPL	PPL Energy Supply	PPL Electric

Current Assets - Prepayments	$20	$20
Current Liabilities - Taxes	(134)	(107)	$(21)
Deferred Credits and Other Noncurrent Liabilities - Deferred income taxes and investment tax credits	10	9	2
Regulatory and Other Noncurrent Assets - Other	(5)		(5)
Deferred Credits and Other Noncurrent Liabilities - Other	139	119	13
Equity - Earnings reinvested (cumulative effect) (a)		(1)	1

(a)	Recorded as an adjustment to the opening balances.

A reconciliation of unrecognized tax benefits is as follows:

	PPL	PPL Energy Supply	PPL Electric

Balance at January 1, 2007	$226	$143	$78
Additions based on tax positions related to the current year	8	8
Additions for tax positions of prior years	7	7	(1)
Reductions for tax positions of prior years	(18)	(18)
Settlements	(2)	(2)
Lapse of applicable statutes of limitations	(35)	(26)	(9)
Effects of foreign currency translation	3	3
Balance at December 31, 2007	$189	$115	$68

At December 31, 2007, the total unrecognized tax benefits and related indirect effects that if recognized would decrease the effective tax rate were:

	PPL	PPL Energy Supply	PPL Electric

Total unrecognized tax benefits	$189	$115	$68
Unrecognized tax benefits associated with taxable or deductible temporary differences	(1)	9	(10)
Unrecognized tax benefits associated with business combinations (a)	(19)	(19)
Total indirect effect of unrecognized tax benefits on other tax jurisdictions	(40)	(10)	(29)
Total unrecognized tax benefits and related indirect effects that if recognized would decrease the effective tax rate	$129	$95	$29

(a)
Upon adoption, effective January 1, 2009, SFAS 141(R) will require changes in unrecognized tax benefits associated with business combinations to be recognized in tax expense rather than in goodwill.  These amounts do not consider the impact of SFAS 141(R).  See Note 23 for additional information.

At December 31, 2007, it was reasonably possible that during the next twelve months the total amount of unrecognized tax benefits could decrease by up to $82 million for PPL, decrease between $5 million and $67 million for PPL Energy Supply and decrease by up to $10 million for PPL Electric. These decreases could result from subsequent recognition, derecognition and/or changes in measurement of uncertain tax positions related to the creditability of foreign taxes, the timing and utilization of foreign tax credits and the related impact on alternative minimum tax and other credits, the timing and/or valuation of certain deductions, intercompany transactions and unitary filing groups. The events that could cause these changes are direct settlements with taxing authorities, litigation, legal or administrative guidance by relevant taxing authorities and the lapse of an applicable statute of limitations.

At December 31, 2007, PPL, PPL Energy Supply and PPL Electric had accrued interest of $31 million, $26 million and $4 million.

PPL and its subsidiaries recognize interest and penalties on unrecognized tax benefits in "Income Taxes" on their Statements of Income.  In 2007, PPL and PPL Energy Supply recognized a $1 million and a $4 million net benefit from the accrual of additional interest and the reversal of accrued interest and penalties, primarily related to the lapse of applicable statutes of limitations with respect to certain issues.  PPL Electric recognized a $3 million net expense from the accrual of additional interest and the reversal of accrued interest, primarily related to the lapse of applicable statutes of limitations with respect to certain issues.

PPL or its subsidiaries file tax returns in five major tax jurisdictions. PPL Energy Supply's and PPL Electric's U.S. federal and state tax provision are calculated in accordance with an intercompany tax sharing policy with PPL, which provides that their taxable income be calculated as if PPL Energy Supply and its domestic subsidiaries and PPL Electric and its subsidiaries each filed a separate consolidated tax return. Based on this tax sharing policy, PPL Energy Supply or its subsidiaries indirectly or directly file tax returns in five major tax jurisdictions and PPL Electric or its subsidiaries indirectly or directly file tax returns in two major tax jurisdictions.  With few exceptions, at December 31, 2007, these jurisdictions, as well as the tax years that are no longer subject to examination, were as follows:

	PPL and PPL Energy Supply	PPL Electric

U.S. (federal)	1997 and prior	1997 and prior
Pennsylvania (state)	2001 and prior	2002 and prior
Montana (state)	2002 and prior
U.K. (foreign)	1999 and prior
Chile (foreign)	2004 and prior

6. Financial Instruments

(PPL, PPL Energy Supply and PPL Electric)

At December 31, 2007 and 2006, the carrying value of cash and cash equivalents, short-term investments, investments in the nuclear decommissioning trust funds, other investments and short-term debt represented or approximated fair value due to the liquid nature of the instruments, variable interest rates associated with the financial instruments or existing requirements to record the carrying value of the instruments at fair value.  Price risk management assets and liabilities are recorded at fair value using exchange-traded market quotes, prices obtained through third-party brokers or internally developed price curves.  Financial instruments where the carrying amount on the Balance Sheets and the estimated fair value (based on quoted market prices for the securities where available and estimates based on current rates where quoted market prices are not available) are different, are set forth below:

	December 31, 2007		December 31, 2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
PPL
Long-term debt (a)	$7,578	$7,664	$7,746	$7,869
Long-term debt with affiliate trust			89	86
PPL Energy Supply
Long-term debt	$5,070	$5,125	$5,287	$5,355
Long-term debt with affiliate trust			89	86
PPL Electric
Long-term debt	$1,674	$1,717	$1,978	$2,023

(a)	2007 includes long-term debt that has been classified as held for sale.

7. Preferred Securities

(PPL)

PPL is authorized to issue up to 10 million shares of preferred stock.  No PPL preferred stock was issued in 2007, 2006 or 2005, or was outstanding at December 31, 2007 and 2006.

(PPL and PPL Electric)

Details of PPL Electric's preferred securities, without sinking fund requirements, as of December 31, 2007 and 2006, were:

	Amount	Issued and Outstanding Shares	Shares Authorized	Optional Redemption Price Per Share at 12/31/07

4-1/2% Preferred Stock (a)	$25	247,524	629,936	$110.00

Series Preferred Stock (a)
3.35%	2	20,605		103.50
4.40%	12	117,676		102.00
4.60%	3	28,614		103.00
6.75%	9	90,770		102.03

Total Series Preferred Stock	26	257,665	10,000,000

6.25% Series Preference Stock (b)	250	2,500,000	10,000,000	(c)

Total Preferred Securities	$301	3,005,189

(a)	During 2007, 2006 and 2005, there were no changes in the number of shares of Preferred Stock outstanding.
(b)
During 2006, 2.5 million shares were issued for $250 million in connection with the sale of 10 million depositary shares, each representing a quarter interest in a share of PPL Electric's 6.25% Series Preference Stock.

(c)	Redeemable on or after April 6, 2011 for $100 per share (equivalent to $25 per depositary share).

Preferred Stock

The involuntary liquidation price of the preferred stock is $100 per share.  The optional voluntary liquidation price is the optional redemption price per share in effect, except for the 4-1/2% Preferred Stock and the 6.75% Series Preferred Stock for which such price is $100 per share (plus, in each case, any unpaid dividends in arrears).

Dividends on the preferred stock are cumulative.  Preferred stock ranks senior to PPL Electric's common stock and its 6.25% Series Preference Stock (Preference Shares).

Holders of the outstanding preferred stock are entitled to one vote per share on matters on which PPL Electric's shareowners are entitled to vote.  However, if dividends on any preferred stock are in arrears in an amount equal to or greater than the annual dividend rate, the holders of the preferred stock are entitled to elect a majority of the Board of Directors of PPL Electric.

Preference Stock

Holders of the depositary shares, each of which represents a quarter interest in a share of Preference Shares, are entitled to all proportional rights and preferences of the Preference Shares, including dividend, voting, redemption and liquidation rights, exercised through the bank acting as a depositary.  The Preference Shares rank senior to PPL Electric's common stock and junior to its preferred stock, and they have no voting rights, except as provided by law.

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

8. Credit Arrangements and Financing Activities

Credit Arrangements

(PPL and PPL Energy Supply)

PPL Energy Supply maintains credit facilities in order to enhance liquidity and provide credit support, and as a backstop to its commercial paper program.

In March 2007, PPL Energy Supply extended the expiration date of its 364-day reimbursement agreement to March 2008.  Under the agreement, PPL Energy Supply can cause the bank to issue up to $200 million of letters of credit but cannot make cash borrowings.  At December 31, 2007 and 2006, there were $156 million and $47 million of letters of credit outstanding under this agreement.

In May 2007, PPL Energy Supply entered into a $3.4 billion Second Amended and Restated Five-Year Credit Agreement, which amended its previously existing $1.9 billion credit facility and extended the term of the previously existing facility to June 2012.  Under certain conditions, PPL Energy Supply may elect to have the principal balance of the loans outstanding on the final maturity date of the facility continue as non-revolving term loans for a period of one year from that final maturity date.  Also, under certain conditions, PPL Energy Supply may request that the facility's principal amount be increased by up to $500 million.  PPL Energy Supply has the ability to cause the lenders under this facility to issue letters of credit.  At December 31, 2007, PPL Energy Supply had no cash borrowings and $269 million of letters of credit outstanding under this facility.  There were no cash borrowings and $51 million of letters of credit outstanding under the $1.9 billion credit facility that existed at December 31, 2006.

PPL Energy Supply also maintains a $300 million five-year letter of credit and revolving credit facility expiring in March 2011.  There were no cash borrowings and $258 million of letters of credit outstanding under this facility at December 31, 2007, and no cash borrowings and $222 million of letters of credit outstanding at December 31, 2006.  PPL Energy Supply's obligations under this facility are supported by a $300 million letter of credit issued on PPL Energy Supply's behalf under a separate $300 million five-year letter of credit and reimbursement agreement, also expiring in March 2011.

PPL Energy Supply maintains a commercial paper program for up to $500 million to provide an additional financing source to fund its short-term liquidity needs, if and when necessary.  Commercial paper issuances are supported by PPL Energy Supply's $3.4 billion five-year credit facility.  PPL Energy Supply had no commercial paper outstanding at December 31, 2007 and 2006.

In January 2007, WPD (South West) terminated its £150 million three-year committed credit facility, which was to expire in October 2008.  This facility was replaced by a new £150 million five-year committed credit facility at WPDH Limited that expires in January 2012, with the option to extend the expiration date by a maximum of two years.  WPD (South West)'s £100 million 364-day committed credit facility expired in November 2007 and was not renewed.  As of December 31, 2007, WPD (South West) maintained a £150 million five-year committed credit facility that expires in October 2009.  WPD's total committed facilities at December 31, 2007, were £300 million (approximately $617 million).  There were no cash borrowings under WPD's committed credit facilities at December 31, 2007 and 2006.  WPD (South West) also had uncommitted credit facilities of £65 million (approximately $134 million) at December 31, 2007 and 2006, under which there were £25 million (approximately $51 million) of cash borrowings outstanding at December 31, 2007, with a weighted-average interest rate of 6.37%, and no cash borrowings outstanding at December 31, 2006.

(PPL and PPL Electric)

PPL Electric maintains credit facilities in order to enhance liquidity and provide credit support, and as a backstop to its commercial paper program.

In May 2007, PPL Electric entered into a $200 million Third Amended and Restated Five-Year Credit Agreement, which extended the term of its existing credit facility to May 2012.  Under certain conditions, PPL Electric may elect to have the principal balance of the loans outstanding on the final maturity date of the facility continue as non-revolving term loans for a period of one year from that final maturity date.  Also, under certain conditions, PPL Electric may request that the facility's principal amount be increased by up to $100 million.  PPL Electric has the ability to cause the lenders under this facility to issue letters of credit.  PPL Electric had no cash borrowings and an insignificant amount of letters of credit outstanding under this facility at December 31, 2007 and no cash borrowings or letters of credit outstanding at December 31, 2006.

PPL Electric maintains a commercial paper program for up to $200 million to provide an additional financing source to fund its short-term liquidity needs, if and when necessary.  Commercial paper issuances are supported by PPL Electric's $200 million five-year credit facility.  PPL Electric had no commercial paper outstanding at December 31, 2007 and 2006.

PPL Electric participates in an asset-backed commercial paper program through which PPL Electric obtains financing by selling and contributing its eligible accounts receivable and unbilled revenue to a special purpose, wholly-owned subsidiary on an ongoing basis.  The subsidiary has pledged these assets to secure loans from a commercial paper conduit sponsored by a financial institution.  PPL Electric uses the proceeds from the credit agreement for general corporate purposes and to cash collateralize letters of credit.  The subsidiary's borrowing limit under this credit agreement is $150 million, and interest under the credit agreement varies based on the commercial paper conduit's actual cost to issue commercial paper that supports the debt.  At December 31, 2007 and 2006, $126 million and $136 million of accounts receivable and $171 million and $145 million of unbilled revenue were pledged by the subsidiary under the credit agreement.  At December 31, 2007 and 2006, there was $41 million and $42 million of short-term debt outstanding under the credit agreement at an interest rate of 5.11% for 2007 and 5.35% for 2006, all of which was being used to cash collateralize letters of credit issued on PPL Electric's behalf.  At December 31, 2007, based on the accounts receivable and unbilled revenue pledged, an additional $109 million was available for borrowing.  The funds used to cash collateralize the letters of credit are reported in "Restricted cash and cash equivalents" on the Balance Sheets.  PPL Electric's sale to its subsidiary of the accounts receivable and unbilled revenue is an absolute sale of the assets, and PPL Electric does not retain an interest in these assets.  However, for financial reporting purposes, the subsidiary's financial results are consolidated in PPL Electric's financial statements.  PPL Electric performs certain record-keeping and cash collection functions with respect to the assets in return for a servicing fee from the subsidiary.  In July 2007, PPL Electric and the subsidiary extended the expiration date of the credit agreement to July 2008.

(PPL, PPL Energy Supply and PPL Electric)

In 2001, PPL Electric completed a strategic initiative to confirm its legal separation from PPL and PPL's other affiliated companies.  This initiative was designed to enable PPL Electric to substantially reduce its exposure to volatility in energy prices and supply risks through 2009 and to reduce its business and financial risk profile by, among other things, limiting its business activities to the transmission and distribution of electricity and businesses related to or arising out of the electric transmission and distribution businesses.  In connection with this initiative, PPL Electric:

•	obtained long-term electric supply contracts to meet its PLR obligations (with its affiliate PPL EnergyPlus) through 2009, as further described in Note 16 under "PLR Contracts";
•	agreed to limit its businesses to electric transmission and distribution and related activities;
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

In connection with the issuance of the Notes, PPL and PPL Capital Funding entered into a Replacement Capital Covenant, in which PPL and PPL Capital Funding agreed for the benefit of holders of a designated series of unsecured long-term indebtedness of PPL or PPL Capital Funding ranking senior to the Notes that (i) PPL Capital Funding will not redeem or purchase the Notes, or otherwise satisfy, discharge or defease the principal amount of the Notes and (ii) neither PPL nor any of its other subsidiaries will purchase the Notes before the end of March 2037, except, subject to certain limitations, to the extent that the applicable redemption or repurchase price or principal amount defeased does not exceed a specified amount of proceeds from the sale of qualifying replacement capital securities during the 180-day period prior to the date of that redemption, repurchase or defeasance.  The designated series of covered debt benefiting from the Replacement Capital Covenant at December 31, 2007 was PPL Capital Funding's 4.33% Notes Exchange Series A due March 2009.  Effective March 1, 2008, the designated series of covered debt will be PPL Capital Funding's $100 million aggregate principal amount of 6.85% Senior Notes due 2047 (6.85% Notes), which were issued in July 2007.

The 6.85% Notes are fully and unconditionally guaranteed by PPL as to payment of principal and interest.  They are not subject to redemption prior to July 2012.  Beginning in July 2012, PPL Capital Funding may, at its option, redeem the 6.85% Notes, in whole or in part, at par.  PPL Capital Funding received $97 million of proceeds, net of underwriting fees, from the issuance of the 6.85% Notes.  The proceeds were used for general corporate purposes, including capital expenditures relating to the installation of pollution control equipment by PPL Energy Supply subsidiaries.

In November 2007, PPL Capital Funding retired the remaining $2 million of its 6.84% Medium-Term Notes upon maturity.

(PPL and PPL Energy Supply)

The terms of PPL Energy Supply's 2.625% Convertible Senior Notes due 2023 (Convertible Senior Notes) include a market price trigger that permits holders to convert the notes during any fiscal quarter if the closing sale price of PPL's common stock exceeds $29.83 for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter.  Holders of the Convertible Senior Notes were entitled to convert their notes at any time during 2007 and are also entitled to convert their notes any time during the first quarter of 2008 as a result of the market price trigger being met.  As discussed in Note 4, when holders elect to convert the Convertible Senior Notes, PPL Energy Supply is required to settle the principal amount in cash and any conversion premium in cash or PPL common stock.  During 2007, Convertible Senior Notes in an aggregate principal amount of $45 million were presented for conversion.  The total conversion premium related to these conversions was $44 million, which was settled with 898,181 shares of PPL common stock, along with an insignificant amount of cash in lieu of fractional shares.  At December 31, 2007, $57 million of Convertible Senior Notes remained outstanding.

In December 2006, Elfec issued $11 million of 6.05% UFV (inflation-adjusted bolivianos) denominated bonds with serial maturities from 2012 through 2014.  Of these bonds, $5 million were issued in exchange for existing bonds with maturities in 2007 and 2008.  This exchange is not reflected in the Statements of Cash Flows since it represents a non-cash financing activity.  Cash proceeds of $6 million were used in January 2007 to refinance bonds with maturities in 2007.  These transactions were reflected in PPL's 2007 financial statements due to the one-month lag in foreign subsidiary reporting.

In February 2007, WPD LLP redeemed all of the 8.23% Subordinated Debentures due 2027 that were held by SIUK Capital Trust I.  Upon redemption, WPD LLP paid a premium of 4.115%, or approximately $3 million, on the principal amount of $85 million of subordinated debentures.  In connection with this redemption, SIUK Capital Trust I was required to use all of the proceeds received from the repayment of the subordinated debentures to redeem all of its common and preferred securities.  WPD LLP received $3 million when its investment in SIUK Capital Trust I was liquidated.  See Note 22 for a discussion of the trust.  The redemption of the subordinated debentures and the trust's common and preferred securities resulted in a loss of $2 million, after tax, which is included in "Interest Expense" for PPL and "Interest Expense with Affiliates" for PPL Energy Supply on the Statement of Income.  Payment of $29 million was also made to settle related cross-currency swaps and is included on the Statement of Cash Flows as a component of "Retirement of long-term debt."

In December 2007, PPL Energy Supply issued $50 million of 6.20% Senior Notes due 2016 (6.20% Notes), which are of the same series as the 6.20% Senior Notes due 2016 that were issued by PPL Energy Supply in 2006.  The 6.20% Notes may be redeemed any time prior to maturity at PPL Energy Supply's option at make-whole redemption prices.  PPL Energy Supply received $49 million of proceeds, net of a discount and underwriting fees and exclusive of accrued interest, from the issuance of the 6.20% Notes.  The proceeds were used for general corporate purposes, including capital expenditures relating to the installation of pollution control equipment by PPL Energy Supply subsidiaries.

In December 2007, the Pennsylvania Economic Development Financing Authority (PEDFA) issued $81 million aggregate principal amount of Exempt Facilities Revenue Bonds, Series 2007 due 2037 (Bonds) on behalf of PPL Energy Supply.  The Bonds are structured as variable-rate remarketable bonds.  They accrue interest through January 2008 at the initial rate of 3.20%.  Effective February 2008, the Bonds are subject to daily remarketing until such time that PPL Energy Supply elects to change the frequency of the remarketing.  PPL Energy Supply may convert the interest rate on the Bonds from time to time to a commercial paper rate, daily rate, weekly rate or a term rate of at least one year, as determined by the remarketing agent.  The Bonds are subject to mandatory purchase under certain circumstances, including upon conversion to a different interest rate mode.  To the extent that a purchase is required prior to the maturity date, PPL Energy Supply has the ability and intent to refinance such obligation on a long-term basis.

In connection with the issuance of the Bonds by the PEDFA, PPL Energy Supply entered into a loan agreement with the PEDFA pursuant to which the Authority has loaned to PPL Energy Supply the proceeds of the Bonds on payment terms that correspond to the Bonds.  PPL Energy Supply issued a note to the PEDFA to evidence its obligations under the loan agreement.  The proceeds will be used to finance a portion of the costs relating to the installation of sulfur dioxide scrubbers at the Brunner Island and Montour generation facilities.  At December 31, 2007, $19 million of the proceeds was held in escrow by the trustee and was recorded as restricted cash equivalents within "Regulatory and Other Noncurrent Assets - Other" on PPL's Balance Sheet and "Other Noncurrent Assets - Other" on PPL Energy Supply's Balance Sheet.  PPL Energy Supply may requisition funds from the trustee as it incurs additional costs in connection with the installation of the scrubbers.

Concurrent with the issuance of the Bonds, a letter of credit in the amount of $81 million was issued under PPL Energy Supply's $3.4 billion five-year credit facility to the trustee in support of the Bonds.  The letter of credit permits the trustee to draw amounts to pay principal of and interest on, and the purchase price of, the Bonds when due.  PPL Energy Supply is required to reimburse any draws on the letter of credit within one business day of such draw.

In December 2007, WPD (South West) redeemed all $175 million of its 6.875% Senior Notes upon maturity.  Payment of $36 million was also made to settle related cross-currency swaps and is included on the Statement of Cash Flows as a component of "Retirement of long-term debt."  Although financial information of foreign subsidiaries is recorded on a one-month lag, these December 2007 transactions are reflected in the 2007 Financial Statements due to the materiality of the redemption.

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

During 2007, PPL Transition Bond Company made principal payments on transition bonds of $300 million.

Common Stock Repurchase Program (PPL)

In June 2007, PPL's Board of Directors authorized the repurchase by PPL of up to $750 million of its common stock from time to time, in open market purchases, pre-arranged trading plans or privately negotiated transactions.  The specific amount and timing of repurchases is based on a variety of factors, including potential share repurchase price, strategic investment considerations and other market and economic factors.  As of December 31, 2007, PPL repurchased 14,929,892 shares of its common stock for $712 million, which was primarily recorded as a reduction to "Capital in excess of par value" on the Balance Sheet.  Through February 28, 2008, a total of 15,732,708 shares were repurchased for $750 million, excluding related fees.

Distributions, Capital Contributions and Related Restrictions

(PPL)

In February 2007, PPL announced an increase to its quarterly common stock dividend, effective April 1, 2007, to 30.5 cents per share (equivalent to $1.22 per annum).  In February 2008, PPL announced an increase to its quarterly common stock dividend, effective April 1, 2008, to 33.5 cents per share (equivalent to $1.34 per annum).  Future dividends, declared at the discretion of the Board of Directors, will be dependent upon future earnings, cash flows, financial requirements and other factors.

As previously discussed, neither PPL Capital Funding nor PPL may declare or pay any cash dividend or distribution on its capital stock during any period in which PPL Capital Funding defers interest payments on the 2007 Series A Junior Subordinated Notes due 2067.

(PPL and PPL Energy Supply)

The PPL Montana Colstrip lease places certain restrictions on PPL Montana's ability to declare dividends.  At this time, PPL believes that these covenants will not limit PPL's or PPL Energy Supply's ability to operate as desired and will not affect their ability to meet any of their cash obligations.  Certain of PPL Global's international subsidiaries also have financing arrangements that limit their ability to pay dividends.  However, PPL does not, at this time, expect that any of such limitations would significantly impact PPL's or PPL Energy Supply's ability to meet their cash obligations.

(PPL Energy Supply)

During 2007, PPL Energy Supply distributed $1.5 billion to its parent company, PPL Energy Funding, and received cash capital contributions of $700 million.

(PPL and PPL Electric)

PPL Electric's 2001 Senior Secured Bond Indenture restricts dividend payments on its common stock in the event that PPL Electric fails to meet interest coverage ratios or fails to comply with certain requirements included in its Articles of Incorporation and Bylaws to maintain its separateness from PPL and PPL's other subsidiaries.  PPL Electric does not, at this time, expect that any of such limitations would significantly impact its ability to declare dividends.

As discussed in Note 7, PPL Electric may not pay dividends on its common stock, except in certain circumstances, unless full dividends have been paid on the Preference Shares for the then-current dividend period.  The quarterly dividend rate for PPL Electric's Preference Shares is $1.5625 per share.  PPL Electric has declared and paid dividends on its outstanding Preference Shares since issuance.  Dividends on the Preference Shares are not cumulative and future dividends, declared at the discretion of PPL Electric's Board of Directors, will be dependent upon future earnings, cash flows, financial requirements and other factors.

(PPL Electric)

During 2007, PPL Electric paid common stock dividends of $119 million to PPL.

9. Acquisitions, Development and Divestitures

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

Domestic

Sales (PPL and PPL Energy Supply)

In 2004, PPL Maine entered into an agreement with a coalition of government agencies and private groups to sell three of its nine hydroelectric dams in Maine.  Under the agreement, a non-profit organization designated by the coalition would have a five-year option to purchase the dams for $25 million, and PPL Maine would receive rights to increase energy output at its other hydroelectric dams in Maine.  The coalition has announced plans to remove or bypass the dams subject to the agreement in order to restore runs of Atlantic salmon and other migratory fish to the Penobscot River.  The agreement requires several approvals by the FERC.  Certain of these regulatory approvals have been obtained, but PPL cannot predict whether or when all of them will be obtained.

License Renewals (PPL and PPL Energy Supply)

In 2006, PPL Susquehanna applied to the NRC for 20-year license renewals for Units 1 and 2 of the nuclear power plant.  The license renewals for each of the Susquehanna units would extend their expiration dates from 2022 to 2042 for Unit 1 and from 2024 to 2044 for Unit 2.  PPL cannot predict whether or when NRC approval will be obtained.

In December 2007, the FERC renewed PPL Montana's operating license at the Mystic Lake Project.  This license will allow PPL Montana to produce power through 2049.

Development

(PPL and PPL Energy Supply)

In January 2007, the NRC accepted for review the PPL Susquehanna request to increase the amount of electricity the Susquehanna nuclear plant can generate.  The total expected capacity increase is 159 MW, of which PPL Susquehanna's share would be 143 MW.  PPL Susquehanna's share of the expected capital cost of this project is $287 million.  PPL Susquehanna received NRC approval in January 2008.  PPL expects the units to operate at the higher power levels after the refueling outages in 2008 and 2010 for Unit 1 and in 2009 for Unit 2.

In December 2007, PPL announced that a subsidiary will ask the NRC to approve a COLA for a nuclear generating unit adjacent to the Susquehanna plant.  NRC acceptance of the COLA by December 2008 would meet the first requirement to qualify for federal production tax credits and loan guarantees, as provided under the Energy Policy Act of 2005.  Requests have also been filed with PJM for transmission feasibility and system impact studies.  PPL has contracted with an affiliate of UniStar Nuclear LLC, a joint venture between Constellation Energy Group, Inc. and AREVA NP, Inc. (AREVA), to prepare the application.  The facility for which the application will be submitted will be based on the U.S. Evolutionary Power Reactor design developed by AREVA's parent.  PPL is currently authorized to spend approximately $90 million on the COLA, most of which would be incurred by the end of 2008.  PPL has made no decision to proceed with development and construction of another nuclear unit and expects that such decision could take as long as four years given an anticipated lengthy approval process.  These cost estimates do not reflect any construction expenditures, nor do they represent a commitment to build.  Additionally, PPL has announced that it would likely only proceed to construction in a joint-venture arrangement.  Through December 31, 2007, $14 million of costs associated with the licensing effort were capitalized, as PPL deems it probable that upon receiving approval of the COLA from the NRC, it would build the unit, sell the COLA rights to another party or contribute the COLA to a joint venture.

In December 2007, PPL asked the FERC for approval to expand the capacity of its Holtwood hydroelectric plant by 125 MW.  The expansion project has an expected capital cost of $364 million and would include significant improvements to fish passage operations at the dam.  After federal, state and local approvals are received, PPL plans to begin construction in 2009, with generation operations scheduled to start in 2012.  PPL cannot predict whether or when the regulatory approvals will be obtained.

PPL also plans to redevelop the Rainbow hydroelectric facility, near Great Falls, Montana, for a total plant capacity of 60 MW, at an expected capital cost of $175 million.  The redevelopment is anticipated to increase generation by 28 MW.  This planned expansion is subject to various regulatory approvals and other conditions, and PPL cannot predict whether or when these approvals will be obtained or the other conditions will be met.

(PPL and PPL Electric)

In June 2007, PJM approved the construction of a new 130-mile, 500-kilovolt transmission line between the Susquehanna substation in Pennsylvania and the Roseland substation in New Jersey that has been identified as essential to long-term reliability of the mid-Atlantic electricity grid.  PJM determined that the line is needed to prevent potential overloads that could occur in the next decade on several existing transmission lines in the interconnected PJM system.  PJM has directed PPL Electric to construct the portion of the Susquehanna-Roseland line in Pennsylvania and has directed Public Service Electric & Gas Company (PSE&G) to construct the portion of the line in New Jersey.  The total cost of the project is currently estimated to be approximately $1 billion, with PPL Electric's share estimated to be between $300 million and $500 million.  PPL Electric's 2008 - 2012 capital projections include approximately $320 million for the new transmission line, which will require certain regulatory approvals.

In December 2007, PPL Electric and PSE&G filed a joint petition for a declaratory order with the FERC requesting approval of transmission rate incentives for the Susquehanna-Roseland transmission line.  The companies requested:  (1) an additional 1.5% allowed rate of return on equity; (2) recognition of construction work in progress in rate base; (3) recovery of all costs if the project is cancelled; and (4) an additional 0.5% allowed rate of return on equity for membership in PJM.  This filing remains pending before the FERC, and PPL Electric cannot predict the outcome.

Sale of Telecommunication Operations (PPL and PPL Energy Supply)

In the first quarter of 2007, PPL completed a review of strategic options for the transport operations of its domestic telecommunications subsidiary, which offers fiber optic capacity to other telecommunications companies and enterprise customers.  The operating results of this subsidiary are included in the Supply segment.  The transport operations did not meet the criteria for discontinued operations presentation on the Statement of Income because there were not separate and distinguishable cash flows.  Due to a combination of significant capital requirements for the telecommunication operations and competing capital needs in PPL's core electricity supply and delivery businesses, PPL decided to actively market these telecommunication operations.  As a result, PPL and PPL Energy Supply recorded a $31 million ($18 million after tax) impairment of the telecommunication assets based on their estimated fair value.

In May 2007, PPL reached a definitive agreement to sell its telecommunication operations.  In the second quarter of 2007, PPL and PPL Energy Supply recorded an additional impairment of $3 million ($2 million after tax).  In August 2007, PPL completed the sale of its telecommunication operations and recorded an additional impairment of $5 million ($3 million after tax).  The impairments are included in "Energy-related businesses" expenses on the Statement of Income.  PPL realized net proceeds of $47 million from the sale.  As a result of the sale, $65 million of assets (which primarily consisted of PP&E) and $18 million of liabilities were removed from the Balance Sheet during 2007.

Other (PPL and PPL Energy Supply)

See Note 15 for a discussion of the impairment of PPL Energy Supply's synthetic fuel production facilities recorded in 2006, closure of these facilities in 2007 and an impairment of certain transmission rights recorded in 2007.

International (PPL and PPL Energy Supply)

Sales

In 2005, WPD effectively sold an equity investment by transferring substantially all risks and rewards of ownership of the two subsidiaries that held the investment, receiving $9 million (at then-current exchange rates).  The gain was deferred until WPD's continuing involvement in the subsidiaries ceased.  In July 2006, WPD ceased involvement with one subsidiary.  At that time, PPL Global recognized a pre-tax gain of $5 million.  In December 2006, WPD ceased involvement with the other subsidiary.  In the first quarter of 2007, due to the one-month lag in foreign subsidiary reporting, PPL Global recognized the remaining pre-tax gain of $5 million.  These gains are included in "Other Income - net" on the Statements of Income.

In 2006, PPL Global completed the sale of its minority interest in Aguaytia Energy, LLC, a combined generating and natural gas facility in Peru.  PPL Global received $15 million from the sale, and recorded a pre-tax gain of $3 million, which is included in "Other Income - net" on the Statement of Income.

Other

In 2006, WPD received legal notification citing one of its real estate investments as an environmentally protected area, thus restricting planned development.  An impairment assessment was performed based on a third-party appraisal.  As a result, PPL Global recorded an impairment charge of $8 million ($6 million after tax), which is included in "Other Income - net" on the Statement of Income.

In 2000, WPD acquired Hyder.  Subsequently, WPD sold the majority of Hyder's non-electricity delivery businesses and placed the remaining companies in liquidation.  In 2006, WPD received $28 million in proceeds as distributions related to the planned ongoing liquidation of the remaining non-electricity delivery businesses, of which $27 million was credited to income.  WPD received further distributions of $6 million, which are included in the 2007 financial results.  These distributions are included in "Other Income - net" on the Statements of Income.  The Hyder non-electricity delivery businesses are substantially liquidated.  WPD expects to receive further liquidation distributions in 2008 of up to approximately $3 million.  WPD continues to operate the former Hyder electricity delivery business, now WPD (South Wales).

10. Discontinued Operations

(PPL and PPL Energy Supply)

Sale of Latin American Businesses

In March 2007, PPL completed a review of strategic options for its Latin American businesses and announced its intention to sell its regulated electricity delivery businesses in Chile, El Salvador and Bolivia, which were included in the International Delivery segment.

In April 2007, PPL agreed to sell its Bolivian businesses to a group organized by local management and employees of the companies.  As a result, in 2007, PPL recorded impairments totaling $37 million, or $20 million after tax, to reflect the estimated fair value of the businesses at the date the agreement was reached.  This sale was completed in July 2007.

In May 2007, PPL completed the sale of its El Salvadoran business for $180 million in cash.  PPL recorded a gain of $94 million, or $89 million after tax, as a result of the sale.

In November 2007, PPL completed the sale of its Chilean business for $660 million in cash.  PPL recorded a gain of $306 million, or $197 million after tax, as a result of the sale.

As a result of these sales, $835 million of assets, which include $475 million of PP&E and $185 million of current assets, and $425 million of liabilities and related minority interest were removed from the Balance Sheet during 2007.

In accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the results of operations for the years 2005 through 2007 have been classified as Discontinued Operations on the Statements of Income.  Following are the components of Discontinued Operations on the Statements of Income related to PPL's Latin American regulated electricity delivery businesses.

	2007	2006	2005

Operating revenues	$529	$554	$453
Operating expenses (a)	497	478	393
Operating income	32	76	60
Other income - net	15	6	5
Interest expense (b)	25	30	28
Income before income taxes and minority interest	22	52	37
Income tax expense (benefit) (c)	(5)	2	(5)
Minority interest	6	8	5
Gain on sale of businesses (net of tax expense of $114 million)	286
Income from Discontinued Operations	$307	$42	$37

(a)
2007 includes the impairments to the carrying value of the Bolivian businesses.  Also included are fees associated with the sale of the Latin American businesses of $12 million, or $7 million after tax.

(b)
2007, 2006 and 2005 include $5 million, $10 million and $10 million of interest expense allocated pursuant to EITF 87-24, "Allocation of Interest to Discontinued Operations," based on the discontinued operation's share of the net assets of PPL Energy Supply.

(c)
2007 includes U.S. deferred tax charges of $7 million.  As a result of PPL's decision to sell its Latin American businesses, it no longer qualified for the permanently reinvested exception to recording deferred taxes pursuant to APB Opinion No. 23, "Accounting for Income Taxes-Special Areas."

Sale of Interest in Griffith Plant

In June 2006, a subsidiary of PPL Energy Supply, which is included in the Supply segment, sold its 50% ownership interest in the 600 MW Griffith power plant located in Kingman, Arizona, for $110 million in cash, adjusted for the $5 million settlement of the steam turbine indemnifications in December 2006.  The book value of PPL's interest in the plant was $150 million on the sale date.

Following are the components of Discontinued Operations on the Statements of Income related to the sale of PPL's interest in the Griffith plant.

	2006	2005

Operating revenues	$5	$40
Operating expenses	10	43
Operating loss before income taxes	(5)	(3)
Income tax benefit	1	1
Loss from operations after income taxes	(4)	(2)
Loss on sale of the interest (net of tax benefit of $16 million)	(23)
Acceleration of net unrealized gains on derivatives associated with the plant (net of tax expense of $4 million)	7
Loss from Discontinued Operations	$(20)	$(2)

Sale of Sundance Plant

In May 2005, a subsidiary of PPL Energy Supply, which is included in the Supply segment, completed the sale of its 450 MW Sundance plant located in Pinal County, Arizona, to Arizona Public Service Company for $190 million in cash.  The book value of the plant was $260 million on the sale date.

Following are the components of Discontinued Operations on the Statement of Income related to the sale of the Sundance plant.  There were no derivative contracts hedging the Sundance plant at the time of the sale.

2005

Operating revenues	$4
Operating expenses	10
Operating loss before income taxes	(6)
Income tax benefit	2
Loss on sale (net of tax benefit of $26 million)	(47)
Loss from Discontinued Operations	$(51)

See "Guarantees and Other Assurances" in Note 15 for more information on PPL Energy Supply's indemnifications related to the sale.

(PPL)

Anticipated Sale of Gas and Propane Businesses

In July 2007, PPL completed a review of strategic options for its natural gas distribution and propane businesses and announced its intention to sell these businesses, which are included in the Pennsylvania Delivery segment.

In accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," management assessed the carrying value of the assets and liabilities held for sale at December 31, 2007.  Based on the expectation that the natural gas distribution and propane assets will be sold and based on an assessment of prevailing market conditions, an impairment charge of $22 million was recorded in the fourth quarter of 2007 and is included in Discontinued Operations on the Statements of Income.  An associated income tax benefit of $1 million was also recorded in Discontinued Operations.

Management is in the process of reviewing bid information and negotiating with interested parties, and expects to complete a sale of these businesses during the second half of 2008, following the execution of a sales agreement and the receipt of all necessary regulatory approvals.

Proceeds of the sale are expected to be used to invest in growth opportunities in PPL's core electricity supply and delivery businesses and/or for the repurchase of securities, including PPL common stock.

In accordance with SFAS 144, the results of operations for the years 2005 through 2007 have been classified as Discontinued Operations on the Statements of Income.  At December 31, 2007, the assets and liabilities are classified as held for sale on the Balance Sheet.

Following are the components of Discontinued Operations on the Statements of Income related to PPL's natural gas distribution and propane businesses.

	2007	2006	2005

Operating revenues	$218	$214	$187
Operating expenses (a)	211	201	171
Operating income	7	13	16
Other income – net		1
Interest expense	6	6	7
Income before income taxes	1	8	9
Income tax expense (a) (b)	33	4
(Loss) Income from Discontinued Operations	$(32)	$4	$9

(a)
An impairment charge of $22 million was recorded at December 31, 2007, in accordance with SFAS 144, and is included in “Operating expenses.”  An associated income tax benefit of $1 million is included in “Income tax expense.”

(b)
As a result of classifying the natural gas distribution and propane businesses as Discontinued Operations and in accordance with EITF 93-17, "Recognition of Deferred Tax Assets for a Parent Company's Excess Tax Basis in the Stock of a Subsidiary That Is Accounted for as a Discontinued Operation," in 2007, PPL recorded a deferred income tax liability and a corresponding charge of $23 million related to its excess of financial reporting basis over outside tax basis in the investment in these businesses.

The major classes of "Assets held for sale" and "Liabilities held for sale" on the Balance Sheet at December 31, 2007, were as follows (corresponding amounts at December 31, 2006, are also noted for comparative purposes, but have not been reclassified on the Balance Sheet as of that period):

	December 31, 2007	December 31, 2006
Current Assets
Accounts receivable	$18	$13
Fuel, materials and supplies	18	16
Other	7	5
Total Current Assets	43	34
PP&E	213	224
Goodwill and other noncurrent assets	62	83
Total assets held for sale	$318	$341

Current Liabilities
Accounts payable	$18	$14
Other	14	4
Total Current Liabilities	32	18
Long-term Debt	10	10
Deferred Credits and Other Noncurrent Liabilities	26	23
Total liabilities held for sale	$68	$51

11. Leases

Colstrip Generating Plant (PPL and PPL Energy Supply)

At December 31, 2007, PPL continued to participate in a significant sale/leaseback transaction.  In July 2000, PPL Montana sold its interest in the Colstrip generating plants to owner lessors who are leasing a 50% interest in Colstrip Units 1 and 2 and a 30% interest in Unit 3 back to PPL Montana under four 36-year non-cancelable leases.  This transaction is accounted for as an operating lease in accordance with current accounting pronouncements related to sale/leaseback arrangements.  These leases provide two renewal options based on the economic useful life of the generation assets.  PPL Montana currently amortizes material leasehold improvements over no more than the remaining life of the original leases.  PPL Montana is required to pay all expenses associated with the operations of the generation units.  The leases place certain restrictions on PPL Montana's ability to incur additional debt, sell assets and declare dividends and require PPL Montana to maintain certain financial ratios related to cash flow and net worth.  There are no residual value guarantees in these leases.  However, upon an event of default or an event of loss, PPL Montana could be required to pay a termination value of amounts sufficient to allow the lessor to repay amounts owing on the lessor notes and make the lessor whole for its equity investment and anticipated return on investment.  The events of default include payment defaults, breaches of representations or covenants, acceleration of other indebtedness of PPL Montana, change in control of PPL Montana and certain bankruptcy events.  The termination value was estimated to be $683 million at December 31, 2007.

Other Leases

(PPL, PPL Energy Supply and PPL Electric)

In September 2006, PPL's subsidiaries terminated the master lease agreements under which they leased equipment, such as vehicles, computers and office equipment.  In addition, PPL and its subsidiaries purchased the equipment from the lessors at a negotiated price.  Prior to the buyout, PPL subsidiaries had been directly charged or allocated a portion of the rental expense related to the assets they utilized.  In connection with the buyout, ownership of the purchased equipment was reviewed and attributed to the subsidiaries based on usage of the equipment.  As a result, "Property, Plant and Equipment" increased on the Balance Sheet by $107 million for PPL, $29 million for PPL Energy Supply and $52 million for PPL Electric.

The following rent expense for all operating leases, including the Colstrip generating plant; equipment under the master lease agreements prior to September 2006; office space; land; buildings; and other equipment, was primarily included in "Other operation and maintenance" on the Statements of Income.

	PPL	PPL Energy Supply	PPL Electric

2007	$37	$37
2006	56	37	$11
2005	68	44	23

(PPL and PPL Energy Supply)

Total future minimum rental payments for all operating leases are estimated to be:

2008	$52
2009	54
2010	55
2011	55
2012	54
Thereafter	329
$599

In connection with the acquisition of certain fiber optic network assets in 2003, a subsidiary of PPL Telcom, LLC assumed a capital lease obligation through 2020.  The balance outstanding at December 31, 2006, was $10 million.  In connection with the sale of the domestic telecommunication operations, this lease was assumed in 2007 by the buyer.  See Note 9 for additional information on the sale of these operations.  PPL and PPL Energy Supply no longer have substantial capital lease obligations.

(PPL Electric)

Due to the termination of the master lease agreements in 2006 mentioned above, PPL Electric has no substantial future minimum rental payments.

12. Stock-Based Compensation

(PPL, PPL Energy Supply and PPL Electric)

Effective January 1, 2006, PPL and its subsidiaries adopted SFAS 123 (revised 2004), "Share-Based Payment," which is known as SFAS 123(R), using the modified prospective application transition method.  The adoption of SFAS 123(R) did not have a significant impact on PPL and its subsidiaries, since PPL and its subsidiaries adopted the fair value method of accounting for stock-based compensation, as described by SFAS 123, "Accounting for Stock-Based Compensation," effective January 1, 2003.

Under the PPL Incentive Compensation Plan (ICP) and the Incentive Compensation Plan for Key Employees (ICPKE) (together, the Plans), restricted shares of PPL common stock, restricted stock units and stock options may be granted to officers and other key employees of PPL, PPL Energy Supply, PPL Electric and other affiliated companies.  Awards under the Plans are made by the Compensation Governance and Nominating Committee (CGNC) of the PPL Board of Directors, in the case of the ICP, and by the PPL Corporate Leadership Council (CLC), in the case of the ICPKE.  The ICP limits the total number of awards that may be granted under it after April 23, 1999, to 15,769,430 awards, or 5% of the total shares of PPL common stock that were outstanding at April 23, 1999.  The ICPKE limits the total number of awards that may be granted under it after April 25, 2003, to 16,573,608 awards, or 5% of the total shares of PPL common stock that were outstanding at January 1, 2003, reduced by outstanding awards of 2,373,812, for which PPL common stock was not yet issued as of April 25, 2003, resulting in a limit of 14,199,796.  In addition, each Plan limits the number of shares available for awards in any calendar year to 2% of the outstanding common stock of PPL on the first day of such calendar year.  The maximum number of options that can be awarded under each Plan to any single eligible employee in any calendar year is three million shares.  Any portion of these options that has not been granted may be carried over and used in any subsequent year.  If any award lapses, is forfeited or the rights of the participant terminate, the shares of PPL common stock underlying such an award are again available for grant.  Shares delivered under the Plans may be in the form of authorized and unissued PPL common stock, common stock held in treasury by PPL or PPL common stock purchased on the open market (including private purchases) in accordance with applicable securities laws.

Restricted Stock and Restricted Stock Units

Restricted shares of PPL common stock are outstanding shares with full voting and dividend rights.  Restricted stock awards are granted as a retention award for key executives and have vesting periods as determined by the CGNC in the case of the ICP, and the CLC in the case of the ICPKE, that range from seven to 25 years.  In addition, the shares are subject to forfeiture or accelerated payout under Plan provisions for termination, retirement, disability and death of employees.  Restricted shares vest fully if control of PPL changes, as defined by the plans.

The Plans allow for the grant of restricted stock units.  Restricted stock units are awards based on the fair market value of PPL common stock.  Actual PPL common shares will be issued upon completion of a vesting period, generally three years, as determined by the CGNC in the case of the ICP, and the CLC in the case of the ICPKE.  Recipients of restricted stock units may also be granted the right to receive dividend equivalents through the end of the restriction period or until the award is forfeited.  Restricted stock units are subject to forfeiture or accelerated payout under the Plan provisions for termination, retirement, disability and death of employees.  Restricted stock units vest fully if control of PPL changes, as defined by the Plans.

Restricted stock and restricted stock unit activity for 2007 was:

	Restricted Shares/Units	Weighted- Average Grant Date Fair Value
PPL
Nonvested at January 1, 2007	1,855,765	$25.97
Granted	628,420	37.10
Vested	(751,960)	26.32
Forfeited	(27,590)	32.26
Nonvested at December 31, 2007	1,704,635	29.81

PPL Energy Supply
Nonvested at January 1, 2007	833,215	$24.21
Granted	261,900	37.88
Vested	(206,260)	21.71
Forfeited	(12,080)	33.11
Nonvested at December 31, 2007	876,775	28.75

PPL Electric
Nonvested at January 1, 2007	147,530	$28.12
Granted	51,430	37.95
Vested	(83,770)	26.96
Forfeited	(2,600)	29.10
Nonvested at December 31, 2007	112,590	33.45

Substantially all restricted stock and restricted stock unit awards are expected to vest.

The weighted-average grant date fair value of restricted stock and restricted stock units granted during 2006 was $30.95 for PPL, $31.16 for PPL Energy Supply and $31.73 for PPL Electric.

The weighted-average grant date fair value of restricted stock and restricted stock units granted during 2005 was $27.08 for PPL, $27.27 for PPL Energy Supply and $27.11 for PPL Electric.

At December 31, 2007, unrecognized compensation cost related to nonvested awards was:

	Unrecognized Compensation Cost	Weighted-Average Period for Recognition

PPL	$12	2.5 years
PPL Energy Supply	6	2.3 years
PPL Electric	1	1.3 years

The total fair value of restricted shares/units vesting was:

	Year Ended December 31,
	2007	2006	2005

PPL	$32	$13	$10
PPL Energy Supply	8	5	4
PPL Electric	4	1	1

Stock Options

Under the Plans, stock options may also be granted with an option exercise price per share not less than the fair market value of PPL's common stock on the date of grant.  The options are exercisable beginning one year after the date of grant, assuming the individual is still employed by PPL or a subsidiary, in installments as determined by the CGNC in the case of the ICP, and the CLC in the case of the ICPKE.  Options outstanding at December 31, 2007, become exercisable in equal installments over a three-year period from the date of grant.  The CGNC and CLC have discretion to accelerate the exercisability of the options, except that the exercisability of an option issued under the ICP may not be accelerated unless the individual remains employed by PPL or a subsidiary for one year from the date of grant.  All options expire no later than ten years from the grant date.  The options become exercisable immediately if control of PPL changes, as defined by the Plans.

Stock option activity under the Plans for 2007 was:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Total Intrinsic Value
PPL
Outstanding at January 1, 2007	5,383,830	$24.68
Granted	1,158,840	35.12
Exercised	(2,286,893)	22.74
Forfeited	(57,470)	30.14
Outstanding at December 31, 2007	4,198,307	28.55	7.0 years	$99
Options exercisable at December 31, 2007	2,159,617	24.94	6.4 years	59
Weighted-average fair value of options granted	$7.08

PPL Energy Supply
Outstanding at January 1, 2007	1,664,662	$24.93
Granted	450,180	35.12
Exercised	(525,214)	21.80
Outstanding at December 31, 2007	1,589,628	28.85	7.4 years	$37
Options exercisable at December 31, 2007	764,642	25.45	6.3 years	20
Weighted-average fair value of options granted	$7.08

PPL Electric
Outstanding at January 1, 2007	359,036	$24.53
Granted	56,410	35.12
Exercised	(174,946)	21.92
Forfeited	(57,470)	30.14
Outstanding at December 31, 2007	183,030	28.52	7.5 years	$4
Options exercisable at December 31, 2007	102,060	24.77	6.6 years	3
Weighted-average fair value of options granted	$7.08

Substantially all stock option awards are expected to vest.

The total intrinsic value of stock options exercised was:

	Year Ended December 31,
	2007	2006	2005

PPL	$54	$15	$18
PPL Energy Supply	13	3	4
PPL Electric	3		3

At December 31, 2007, unrecognized compensation cost related to stock options was:

	Unrecognized Compensation Cost	Weighted-Average Period for Recognition

PPL	$3	1.9 years
PPL Energy Supply	3	1.8 years
PPL Electric	1	2.0 years

PPL received cash from stock option exercises for 2007 of $32 million.

The estimated fair value of each option granted was calculated using a Black-Scholes option-pricing model.  The weighted-average assumptions used in the model were:

	2007	2006	2005

Risk-free interest rate	4.85%	4.06%	4.09%
Expected option life	6.00 yrs.	6.25 yrs.	7.00 yrs.
Expected stock volatility	21.61%	19.86%	18.09%
Dividend yield	3.31%	3.76%	3.88%

Based on the above assumptions, the weighted-average grant date fair values of options granted during 2007, 2006 and 2005 were $7.08, $4.86 and $3.99.

PPL uses historical volatility and exercise behavior to value its stock options using the Black-Scholes option pricing model.  Volatility over the expected term of the options is evaluated with consideration given to prior periods that may need to be excluded based on events not likely to recur that had impacted PPL's volatility in those prior periods.  Management's expectations for future volatility, considering potential changes to PPL's business model and other economic conditions, are also reviewed in addition to the historical data to determine the final volatility assumption.

Compensation Costs

Compensation costs for restricted stock, restricted stock units and stock options accounted for as equity awards were as follows:

	2007	2006	2005 (d)

PPL (a)	$26	$22	$32
PPL Energy Supply (b)	21	17	21
PPL Electric (c)	5	4	7

(a)	Income tax benefits of $10 million, $9 million and $12 million.
(b)	Income tax benefits of $9 million, $7 million and $9 million.
(c)	Income tax benefits of $2 million, $2 million and $3 million.
(d)	Compensation costs for 2005 included an adjustment to record accelerated recognition of expense for employees at or near retirement age. See Note 1 for additional information.

The income tax benefit PPL realized from stock-based arrangements for 2007 was $25 million, with $19 million attributed to stock option exercises.

Directors Stock Units (PPL)

Under the Directors Deferred Compensation Plan, a mandatory amount of the cash retainers of the members of the Board of Directors who are not employees of PPL is deferred into stock units.  Such deferred stock units represent the number of shares of PPL's common stock to which the board members are entitled after they cease serving as a member of the Board of Directors.  Board members also are entitled to defer any or all of their fees and cash retainers that are not part of the mandatory deferral into stock units.  The stock unit accounts of each board member are increased based on dividends paid or other distributions on PPL's common stock.  There were 330,156 such stock units outstanding at December 31, 2007, which are accounted for as liabilities with changes in fair value recognized currently in earnings based on PPL's common stock price at the end of each reporting period.

Compensation costs for directors stock units were $5 million, $2 million and $1 million in 2007, 2006 and 2005.  Income tax benefits related to these costs were $2 million, $1 million and $1 million in 2007, 2006 and 2005.

Awards paid during 2007, 2006 and 2005 were insignificant.

Stock Appreciation Rights (PPL and PPL Energy Supply)

WPD uses stock appreciation rights to compensate senior management employees.  Stock appreciation rights are granted with a reference price to PPL's common stock at the date of grant.  These awards vest over a three-year period and have a 10-year term, during which time employees are entitled to receive a cash payment of any appreciation in the price of PPL's common stock over the grant date fair value.  At December 31, 2007, there were 340,032 stock appreciation rights outstanding, which are accounted for as liabilities with changes in fair value recognized currently in earnings based on updated Black-Scholes calculations.

Compensation costs related to stock appreciation rights in 2007 were $5 million, with related income tax benefits of $2 million.  Compensation costs for 2006 and 2005 were insignificant.

Awards paid in 2007 totaled $2 million, and were insignificant for 2006 and 2005.

13. Retirement and Postemployment Benefits

(PPL, PPL Energy Supply and PPL Electric)

Defined Benefits

PPL and certain of its subsidiaries sponsor various defined benefit plans.

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

The following disclosures distinguish between domestic and international pension plans.

	Pension Benefits
	Domestic			International			Other Postretirement Benefits
	2007	2006	2005	2007	2006	2005	2007	2006	2005
PPL
Net periodic defined benefit costs:
Service cost	$63	$62	$56	$24	$22	$17	$8	$7	$7
Interest cost	132	124	114	170	140	150	31	28	26
Expected return on plan assets	(175)	(164)	(158)	(227)	(197)	(202)	(21)	(20)	(19)
Amortization of:
Transition (asset) obligation	(4)	(4)	(4)				9	9	8
Prior service cost	19	15	15	5	5	5	9	5	4
Actuarial loss	2	3	2	55	49	29	6	8	4
Net periodic defined benefit costs (credits) prior to settlement charges and termination benefits	37	36	25	27	19	(1)	42	37	30
Settlement charges	3	4
Termination benefits (a) (b) (c)	6	3		3		5
Net periodic defined benefit costs	$46	$43	$25	$30	$19	$4	$42	$37	$30

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income - Gross
Settlements	$(3)
Current year net gain	(85)			$(254)			$(3)
Current year prior service cost	5						3
Amortization of:
Transition obligation (asset)	3						(5)
Prior service cost	(12)			(5)			(5)
Actuarial gain	(2)			(55)			(4)
Amounts reclassified from regulatory assets:
Prior service cost	2						1
Actuarial loss	5						4
Total recognized in other comprehensive income	(87)			(314)			(9)

Total recognized in net periodic benefit cost and other comprehensive income	$(41)			$(284)			$33

(a)
The $5 million cost of termination benefits for 2005 was related to the WPD approved staff reduction plan as a result of the merger of its two control rooms, metering reorganization and other staff efficiencies.  Additional pension costs were recognized due to early retirement and pension enhancement provisions granted to the employees.

(b)
The $3 million cost of termination benefits for 2006 was related to the PPL Susquehanna approved staff reduction plan.  In addition, severance of $2 million was also recorded for a total charge of $5 million ($3 million after tax).

(c)
The $6 million domestic and $3 million international costs of termination benefits for 2007 were related primarily to the elimination of positions at PPL's Martins Creek plant due to the shutdown of two coal-fired units in September 2007, and the closing of WPD's meter test station.  In addition, severance of $4 million was also recorded for a total charge of $13 million ($9 million after tax).

The estimated amounts to be amortized from accumulated other comprehensive income into net periodic benefit costs over the next fiscal period are as follows:

	Pension Benefits
	Domestic	International	Other Postretirement Benefits

Transition (asset) obligation	$(3)		$5
Prior service cost	12	$6	5
Actuarial (gain) loss	(5)	19	3

	Pension Benefits
	Domestic			International			Other Postretirement Benefits
	2007	2006	2005	2007	2006	2005	2007	2006	2005
PPL Energy Supply
Net periodic defined benefit costs:
Service cost	$4	$4	$4	$24	$22	$17	$1	$1
Interest cost	6	5	4	170	140	150	1	1	$1
Expected return on plan assets	(8)	(7)	(6)	(227)	(197)	(202)
Amortization of:
Prior service cost				5	5	5
Actuarial loss		1	1	55	49	29
Net periodic pension and postretirement costs (credits) prior to termination benefits	2	3	3	27	19	(1)	2	2	1
Termination benefits (a) (b)				3		5
Net periodic defined benefit costs	$2	$3	$3	$30	$19	$4	$2	$2	$1

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Current year net gain	$(7)			$(254)
Amortization of:
Prior service cost				(5)
Actuarial gain				(55)
Total recognized in other comprehensive income	(7)			(314)

Total recognized in net periodic benefit cost and other comprehensive income	$(5)			$(284)

(a)
The $5 million cost of termination benefits for 2005 was related to the WPD approved staff reduction plan as a result of the merger of its two control rooms, metering reorganization and other staff efficiencies.  Additional pension costs were recognized due to early retirement and pension enhancement provisions granted to the employees.

(b)
The $3 million international cost of termination benefits for 2007 was related to the closing of WPD's meter test station.  In addition, severance of $2 million was also recorded for a total charge of $5 million ($4 million after tax).

Prior service costs of $6 million and actuarial losses of $19 million related to the international pension plans are expected to be amortized from accumulated other comprehensive income into net periodic benefit costs over the next fiscal period.
Net periodic defined benefits costs charged to operating expense, excluding amounts charged to construction and other non-expense accounts, were:

	Pension Benefits
	Domestic			International			Other Postretirement Benefits
	2007	2006	2005	2007	2006	2005	2007	2006	2005

PPL	$40	$37	$21	$27	$17	$4	$35	$31	$26
PPL Energy Supply (a)	19	16	10	27	17	4	16	14	11
PPL Electric (b)	7	6	4				10	9	7

(a)
In addition to the specific plans sponsored by PPL Energy Supply, PPL Generation subsidiaries and PPL EnergyPlus were also allocated $32 million of the costs of defined benefit plans sponsored by PPL Services, included in the total cost above, based on their participation in those plans.

(b)
PPL Electric does not directly sponsor any defined benefit plans.  PPL Electric is allocated a portion of the costs of defined benefit plans sponsored by PPL Services, based on its participation in those plans.

The following assumptions were used in the valuation of the benefit obligations at December 31 and determination of net periodic benefit cost for the years ended December 31.

	Pension Benefits
	Domestic			International			Other Postretirement Benefits
	2007	2006	2005	2007	2006	2005	2007	2006	2005
PPL and PPL Energy Supply
Discount rate
- obligations
PPL	6.39%	5.94%	5.70%	6.37%	5.17%	4.75%	6.26%	5.88%	5.70%
PPL Energy Supply	6.39%	5.94%	5.70%	6.37%	5.17%	4.75%	6.13%	5.79%	5.55%
- cost
PPL	5.94%	5.70%	5.75%	5.17%	4.75%	5.50%	5.88%	5.70%	5.75%
PPL Energy Supply	5.94%	5.70%	5.75%	5.17%	4.75%	5.50%	5.79%	5.55%	5.75%
Rate of compensation increase
- obligations	4.75%	4.75%	4.75%	4.25%	4.00%	3.75%	4.75%	4.75%	4.75%
- cost	4.75%	4.75%	4.00%	4.00%	3.75%	3.75%	4.75%	4.75%	4.00%
Expected return on plan assets
- obligations
PPL (a)	8.25%	8.50%	8.50%	7.90%	8.09%	8.09%	7.80%	7.75%	8.00%
PPL Energy Supply (a)	8.04%	8.27%	8.22%	7.90%	8.09%	8.09%	N/A	N/A	N/A
- cost
PPL (a)	8.50%	8.50%	8.75%	8.09%	8.09%	8.30%	7.75%	8.00%	7.90%
PPL Energy Supply (a)	8.27%	8.22%	8.36%	8.09%	8.09%	8.30%	N/A	N/A	N/A

(a)	The expected return on plan assets for PPL's and PPL Energy Supply's Domestic Pension Plans includes a 25 basis point reduction for management fees.

	Assumed Health Care Cost Trend Rates at December 31,
	2007	2006	2005
PPL and PPL Energy Supply
Health care cost trend rate assumed for next year
- obligations	9.0%	9.0%	10.0%
- cost	9.0%	10.0%	10.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)
- obligations	5.5%	5.5%	5.5%
- cost	5.5%	5.5%	5.0%
Year that the rate reaches the ultimate trend rate
- obligations	2014	2012	2011
- cost	2012	2011	2010

A one percentage point change in the assumed health care costs trend rate assumption would have had the following effects in 2007.

	One Percentage Point
	Increase	Decrease
PPL
Effect on service cost and interest cost components	$2	$(2)
Effect on accumulated postretirement benefit obligation	21	(18)
PPL Energy Supply
Effect on service cost and interest cost components
Effect on accumulated postretirement benefit obligation	1	(1)

(PPL)

The funded status of the PPL plans was as follows.
	Pension Benefits
	Domestic		International		Other Postretirement Benefits
	2007	2006	2007	2006	2007	2006
Change in Benefit Obligation
Benefit Obligation, January 1	$2,199	$2,147	$3,339	$2,891	$530	$518
Service cost	63	62	24	22	8	8
Interest cost	132	124	170	140	31	28
Participant contributions			7	7	7	7
Plan amendments	9	46			5	38
Actuarial (gain) loss	(122)	(87)	(203)	50	(8)	(32)
Termination benefits	6	3	3
Actual expenses paid	(1)	(1)
Net benefits paid	(88)	(83)	(191)	(169)	(34)	(39)
Settlements	(9)	(12)
Federal subsidy					2	2
Currency conversion			146	398
Benefit Obligation, December 31	2,189	2,199	3,295	3,339	541	530

Change in Plan Assets
Plan assets at fair value, January 1	2,081	1,905	3,094	2,540	289	258
Actual return on plan assets	190	211	268	251	17	25
Employer contributions	39	61	65	102	12	37
Participant contributions			7	7	2	8
Actual expenses paid	(1)	(1)
Net benefits paid	(88)	(83)	(191)	(169)	(29)	(39)
Settlements	(9)	(12)
Currency conversion			145	363
Plan assets at fair value, December 31	2,212	2,081	3,388	3,094	291	289

Funded Status at end of year	$23	$(118)	$93	$(245)	$(250)	$(241)

Amounts recognized in the Balance Sheets consist of:
Noncurrent asset	$88	$7	$97
Current liability (a)	(10)	(6)			$(9)	$(1)
Noncurrent liability	(55)	(119)	(4)	$(245)	(241)	(240)
Net amount recognized at end of year	$23	$(118)	$93	$(245)	$(250)	$(241)

Amounts recognized in accumulated other comprehensive loss (pre-tax) consist of:
Transition (asset) obligation	$(6)	$(8)			$26	$31
Prior service cost	102	106	$28	$28	33	34
Net actuarial (gain) loss	(196)	(112)	407	602	69	72
Foreign currency translation adjustments			(146)	(27)
Total	$(100)	$(14)	$289	$603	$128	$137

Total accumulated benefit obligation for defined benefit pension plans	$1,951	$1,947	$3,129	$3,177

(a)
Includes $6 million of pension and $8 million of other postretirement benefit liabilities included in "Liabilities held for sale" on the Balance Sheet as of December 31, 2007, related to the PPL Gas Utilities plans as a result of the planned sale of that business.

Information for pension plans with projected and accumulated benefit obligations in excess of plan assets follows.

	Plans With Projected Benefit Obligations in Excess of Plan Assets				Plans With Accumulated Benefit Obligations in Excess of Plan Assets
	Domestic		International		Domestic		International
	2007	2006	2007	2006	2007	2006	2007	2006

Projected benefit obligation	$107	$2,118		$3,339	$60	$112		$3,339
Accumulated benefit obligation	87	1,866		3,177	46	95		3,177
Fair value of assets	42	1,993		3,094		46		3,094

Other postretirement benefit plans with accumulated postretirement benefit obligations in excess of plan assets had accumulated postretirement benefit obligations and fair value of assets of $541 million and $291 million at December 31, 2007, and $531 million and $289 million at December 31, 2006.

(PPL Energy Supply)

The funded status of the PPL Energy Supply plans was as follows.
	Pension Benefits
	Domestic		International		Other Postretirement Benefits
	2007	2006	2007	2006	2007	2006
Change in Benefit Obligation
Benefit Obligation, January 1	$87	$83	$3,339	$2,891	$16	$14
Service cost	4	4	24	22	1	1
Interest cost	5	5	170	140		1
Participant contributions			7	7
Plan amendments
Actuarial (gain) loss	(6)	(3)	(203)	50		1
Termination benefits			3
Net benefits paid	(1)	(2)	(191)	(169)	(1)	(1)
Currency conversion			146	398
Benefit Obligation, December 31	89	87	3,295	3,339	16	16

Change in Plan Assets
Plan assets at fair value, January 1	93	75	3,094	2,540
Actual return on plan assets	8	9	268	251
Employer contributions	1	11	65	102
Participant contributions			7	7
Net benefits paid	(2)	(2)	(191)	(169)
Currency conversion			145	363
Plan assets at fair value, December 31	100	93	3,388	3,094

Funded Status at end of year	$11	$6	$93	$(245)	$(16)	$(16)

Amounts recognized in the Balance Sheets consist of:
Noncurrent asset	$11	$7	$97
Current liability					$(1)	$(1)
Noncurrent liability		(1)	(4)	$(245)	(15)	(15)
Net amount recognized at end of year	$11	$6	$93	$(245)	$(16)	$(16)

Amounts recognized in accumulated other comprehensive loss (pre-tax) consist of:
Prior service cost	$2	$3	$28	$28
Net actuarial loss	3	9	407	602	$5	$5
Foreign currency translation adjustments			(146)	(27)
Total	$5	$12	$289	$603	$5	$5

Total accumulated benefit obligation for defined benefit pension plans	$89	$87	$3,129	$3,177

Information for pension plans with projected and accumulated benefit obligations in excess of plan assets follows.

	International
	2007	2006

Projected benefit obligation		$3,339
Accumulated benefit obligation		3,177
Fair value of assets		3,094

At both December 31, 2007 and 2006, other postretirement benefit plans with accumulated postretirement benefit obligations in excess of plan assets had accumulated postretirement benefit obligations of $16 million and no fair value of assets.

In addition to the plans sponsored by PPL Energy Supply, PPL Generation subsidiaries and PPL EnergyPlus are allocated a portion of the funded status and costs of the defined benefit plans sponsored by PPL Services based on their participation in those plans.  PPL Energy Supply's allocated share of the funded status of the pension plans resulted in a deferred asset of $37 million and a liability of $20 million at December 31, 2007.  At December 31, 2006, PPL Energy Supply had been allocated a $35 million liability for these plans.  PPL Energy Supply's allocated share of other postretirement benefits was a liability of $93 million at December 31, 2007, and a liability of $90 million at December 31, 2006.

PPL Energy Supply's subsidiaries engaged in the mechanical contracting business make contributions to various multi-employer pension and health and welfare plans, depending on an employee's status.  Contributions of $61 million, $48 million and $37 million were made in 2007, 2006 and 2005.  The change in contributions from year to year was primarily the result of the changes in the workforce at the mechanical contracting companies.  The contribution rates have also increased from year to year.

(PPL Electric)

Although PPL Electric does not directly sponsor any defined benefit plans, it is allocated a portion of the funded status and costs of plans sponsored by PPL Services based on participation in those plans.  PPL Electric's allocated share of the funded status of the pension plans resulted in a deferred asset of $12 million and a liability of $4 million at December 31, 2007.  At December 31, 2006, PPL Electric had been allocated a $45 million liability for these plans.  The balance for PPL Electric's allocated share of other postretirement benefits was a liability of $91 million at December 31, 2007, and a liability of $88 million at December 31, 2006.

(PPL and PPL Electric)

At December 31, 2007, PPL Electric had regulatory assets of $3 million relating to the initial adoption of SFAS 106, which is being amortized and recovered in rates, with a remaining life of five years.

PPL Electric also maintains a liability for the cost of health care of retired miners of former subsidiaries that had been engaged in coal mining, as required by the Coal Industry Retiree Health Benefit Act of 1992.  PPL Electric accounts for this liability under EITF 92-13, "Accounting for Estimated Payments in Connection with the Coal Industry Retiree Health Benefit Act of 1992."  PPL Electric's net liability was $35 million at December 31, 2005.  In the third quarter of 2006, PPL Electric was able to fully offset the net liability, calculated at that time, of $36 million, with excess Black Lung Trust assets as a result of the passage of the Pension Protection Act of 2006.  At December 31, 2007, the net liability continues to be fully offset with excess Black Lung Trust assets.  See "Pension Protection Act of 2006" within this note for further discussion.

Plan Assets - Domestic Pension Plans (PPL and PPL Energy Supply)

The asset allocation for the PPL Retirement Plan Master Trust and the target allocation, by asset category, are detailed below.

Asset Category	Percentage of plan assets at December 31,		Target asset allocation
	2007	2006

Equity securities	68%	74%	70%
Debt securities	26%	21%	25%
Real estate and other	6%	5%	5%
Total	100%	100%	100%

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

Plan Assets - Domestic Other Postretirement Benefit Plans (PPL)

The asset allocation for the PPL other postretirement benefit plans by asset category is detailed below.

Asset Category	Percentage of plan assets at December 31,
	2007	2006

Equity securities	52%	56%
Debt securities	36%	44%
Other	12%
Total	100%	100%

PPL's investment strategy with respect to its other postretirement benefit obligations is to fund the VEBA trusts with voluntary contributions and to invest in a tax efficient manner utilizing a prudent mix of assets.  Based on the current VEBA and postretirement plan structure, PPL targets an asset allocation range of 50% to 60% equity and 40% to 50% debt, with any difference held in cash as a result of contribution/investment timing and payment of postretirement benefits.

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

PPL's international pension plan asset allocation and target allocation is detailed below.

Asset Category	Percentage of plan assets at December 31,		Target asset allocation
	2007	2006

Equity securities	68%	74%	70%
Debt securities	28%	22%	28%
Real estate and other	4%	4%	2%
Total	100%	100%	100%

In consultation with its investment advisor and with WPD, the group trustees of the WPD Group of the ESPS have drawn up a Statement of Investment Principles to comply with the requirements of U.K. legislation.

The group trustees' primary investment objective is to maximize investment returns within the constraint of avoiding excessive volatility in the funding position.

The expected rate of return for PPL and its subsidiaries' international pension plans considers that a portfolio largely invested in equities would be expected to achieve an average rate of return in excess of a portfolio largely invested in long-term bonds.  The historical experience has been an excess return of 2% to 4% per annum on average over the return on long-term bonds.

Expected Cash Flows - Domestic Defined Benefit Plans

(PPL)

There are no contributions required for PPL's primary domestic pension plan or any of PPL's other domestic subsidiary pension plans.  However, PPL's domestic subsidiaries expect to contribute approximately $17 million to their pension plans in 2008 to ensure future compliance with minimum funding requirements.

PPL sponsors various non-qualified supplemental pension plans for which no assets are segregated from corporate assets.  PPL expects to make approximately $4 million of benefit payments under these plans in 2008.

PPL is not required to make contributions to its other postretirement benefit plans but has historically funded these plans in amounts equal to the postretirement benefit costs recognized.  Continuation of this past practice would cause PPL to contribute $42 million to its other postretirement benefit plans in 2008.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid and the following federal subsidy payments are expected to be received by the separate plan trusts.

		Other Postretirement
	Pension	Benefit Payment	Expected Federal Subsidy

2008	$95	$40	$2
2009	104	45	3
2010	111	49	3
2011	119	55	3
2012	129	60	4
2013 - 2017	790	374	27

(PPL Energy Supply)

There are no contributions expected or required for the PPL Montana pension plan.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid by the separate plan trusts.

	Pension	Other Postretirement

2008	$2	$1
2009	3	1
2010	3	2
2011	4	2
2012	5	2
2013 - 2017	33	13

Expected Cash Flows - International Pension Plans (PPL and PPL Energy Supply)

The pension plans of WPD are subject to formal actuarial valuations every three years, which are used to determine funding requirements.  Future contributions were evaluated in accordance with the latest valuation performed as of March 31, 2007, in respect of WPD's principal pension scheme, the ESPS, to determine contribution requirements for 2008 and forward.  WPD expects to make contributions of approximately $97 million in 2008.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid by the separate plan trusts.

Pension

2008	$187
2009	192
2010	198
2011	204
2012	210
2013 - 2017	1,149

Savings Plans (PPL, PPL Energy Supply and PPL Electric)

Substantially all employees of PPL's domestic subsidiaries are eligible to participate in deferred savings plans
(401(k)s).  Employer contributions to the plans approximated the following.

	2007	2006	2005

PPL	$16	$14	$13
PPL Energy Supply	9	8	7
PPL Electric	4	3	3

Employee Stock Ownership Plan (PPL, PPL Energy Supply and PPL Electric)

PPL sponsors a non-leveraged ESOP in which substantially all domestic employees, excluding those of PPL Montana, PPL Gas Utilities and the mechanical contractors, are enrolled on the first day of the month following eligible employee status.  Dividends paid on ESOP shares are treated as ordinary dividends by PPL.  Under existing income tax laws, PPL is permitted to deduct the amount of those dividends for income tax purposes and to contribute the resulting tax savings (dividend-based contribution) to the ESOP.

The dividend-based contribution is used to buy shares of PPL's common stock and is expressly conditioned upon the deductibility of the contribution for federal income tax purposes.  Contributions to the ESOP are allocated to eligible participants' accounts as of the end of each year, based 75% on shares held in existing participants' accounts and 25% on the eligible participants' compensation.

Amounts charged as compensation expense for ESOP contributions were $7 million, $7 million and $6 million for 2007, 2006 and 2005.  These amounts were offset by the dividend-based contribution tax savings and had no impact on PPL's earnings.

ESOP shares outstanding at December 31, 2007, were 7,984,554 or 2% of total common shares outstanding, and are included in all EPS calculations.

Postemployment Benefits

(PPL, PPL Energy Supply and PPL Electric)

Certain PPL subsidiaries provide health and life insurance benefits to disabled employees and income benefits to eligible spouses of deceased employees.  PPL follows the guidance of SFAS 112, "Employers' Accounting for Postemployment Benefits," when accounting for these benefits.  Postemployment benefits charged to operating expenses were not significant for 2007 and 2006.  Postemployment benefits charged to operating expense for 2005 were $8 million for PPL, $4 million for PPL Energy Supply and $2 million for PPL Electric, primarily due to an updated valuation for Long-Term Disability benefits completed in 2005.

(PPL and PPL Energy Supply)

Prior to the sale of certain of PPL Global subsidiaries, including Emel, DelSur, Elfec and Integra, PPL Energy Supply provided limited non-pension benefits to all employees.  All active employees were entitled to benefits in the event of termination or retirement in accordance with government-sponsored programs.  These plans generally obligated a company to pay one month's salary per year of service to employees in the event of involuntary termination.  Under certain plans, employees with five or more years of service were entitled to this payment in the event of voluntary or involuntary termination.

The liabilities for these plans were accounted for under the guidance of EITF 88-1, "Determination of Vested Benefit Obligation for a Defined Benefit Pension Plan," using what is commonly referred to as the "shut down" method, where a company records the undiscounted obligation as if it were payable at each balance sheet date.  As of December 31, 2007, there were no recorded liabilities, as PPL had completed the sale of all Latin American subsidiaries.  The combined liabilities for these plans at December 31, 2006, was $11 million, and is recorded in "Deferred Credits and Noncurrent Liabilities - Other" on the Balance Sheets.

Pension Protection Act of 2006

(PPL, PPL Energy Supply and PPL Electric)

On August 17, 2006, the Pension Protection Act of 2006 (the Act) was signed by President Bush.  The Act's changes, which will become effective in 2008, cover current pension plan legislation and funding rules for defined benefit pension plans.  Based on the current funded status of PPL's defined benefit pension plans, the Act is not expected to have a significant impact on the future funding of these plans or have a significant financial impact on PPL, PPL Energy Supply or PPL Electric in regard to these plans.

(PPL and PPL Electric)

The Act does contain a provision that provides for excess assets held exclusively in Black Lung Trust funds to be used to pay for health benefits other than black lung disease for retired coal miners.  Prior to recognition of this provision of the Act, PPL Electric had a net liability of $36 million for the medical costs of retirees of a PPL subsidiary represented by the United Mine Workers of America (UMWA).  This subsidiary had a Black Lung Trust that was significantly overfunded.  As a result of the Act and the ability to use the excess Black Lung Trust assets to make future benefit payments for the UMWA retiree medical costs, PPL Electric was able to fully offset the UMWA retiree medical liability on its Balance Sheet and record a one-time credit to PPL's and PPL Electric's "Other operation and maintenance" expense of $21 million (net of tax expense of $15 million).

14. Jointly-Owned Facilities

(PPL and PPL Energy Supply)

At December 31, 2007 and 2006, subsidiaries of PPL and PPL Energy Supply owned interests in the facilities listed below.  The Balance Sheets of PPL and PPL Energy Supply include the amounts noted in the following table.

	Ownership Interest	Electric Plant in Service	Other Property	Accumulated Depreciation	Construction Work in Progress
December 31, 2007
PPL Generation
Generating Stations
Susquehanna	90.00%	$4,394		$3,449	$146
Conemaugh	16.25%	201		86	2
Keystone	12.34%	108		55	19
Wyman Unit 4	8.33%	15		6
Merrill Creek Reservoir	8.37%		$22	14

December 31, 2006
PPL Generation
Generating Stations
Susquehanna	90.00%	$4,332		$3,449	$99
Conemaugh	16.25%	198		87	1
Keystone	12.34%	100		54	7
Wyman Unit 4	8.33%	15		6
Merrill Creek Reservoir	8.37%		$22	14

Each PPL Generation subsidiary provided its own funding for its share of the facility.  Each receives a portion of the total output of the generating stations equal to its percentage ownership.  The share of fuel and other operating costs associated with the stations is included in the corresponding operating expenses on the Statements of Income.

In addition to the interests mentioned above, PPL Montana is the operator of the jointly-owned, coal-fired generating units comprising the Colstrip steam generation facility.  At December 31, 2007 and 2006, PPL Montana had a 50% leasehold interest in Colstrip Units 1 and 2 and a 30% leasehold interest in Colstrip Unit 3 under operating leases.  See Note 11 for additional information.

PPL Montana's share of direct expenses associated with the operation and maintenance of these facilities is included in the corresponding operating expenses on the Statements of Income.  Each joint-owner in these facilities provides its own financing.  As operator of all Colstrip Units, PPL Montana invoices each joint-owner for its respective portion of the direct expenses.  The amount due from joint-owners was $10 million and $7 million at December 31, 2007 and 2006.

At December 31, 2007, NorthWestern owned a 30% leasehold interest in Colstrip Unit 4.  PPL Montana and NorthWestern have a sharing agreement to govern each party's responsibilities regarding the operation of Colstrip Units 3 and 4, and each party is responsible for 15% of the respective operating and construction costs, regardless of whether a particular cost is specified to Colstrip Unit 3 or 4.  However, each party is responsible for its own fuel-related costs.

15. Commitments and Contingencies

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

As part of the purchase of generation assets from Montana Power, PPL Montana assumed a power purchase agreement, which was still in effect at December 31, 2007.  In accordance with purchase accounting guidelines, PPL Montana recorded a liability of $58 million as the estimated fair value of the agreement at the acquisition date.  The liability is being reduced over the term of the agreement, through 2010, as an adjustment to "Energy purchases" on the Statements of Income.  The unamortized balance of the liability related to the agreement at December 31, 2007 and 2006, was $34 million and $42 million, of which $24 million and $34 million is included in "Deferred Credits and Other Noncurrent Liabilities - Other" and $10 million and $8 million is included in "Current Liabilities - Other" on the Balance Sheets.

In 1998, PPL Electric recorded a loss accrual for above-market contracts with NUGs of $879 million, due to the deregulation of its generation business.  Effective January 1999, PPL Electric began reducing this liability as an offset to "Energy purchases" on the Statements of Income.  This reduction is based on the estimated timing of the purchases from the NUGs and projected market prices for this generation.  The final NUG contract expires in 2014.  In connection with the corporate realignment in 2000, the remaining balance of this liability was transferred to PPL EnergyPlus.  At December 31, 2007 and 2006, the remaining liability associated with the above-market NUG contracts was $71 million and $136 million.

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

The third competitive solicitation will be held in March 2008.

See Note 16 for additional information on PPL Electric's existing PLR contracts with PPL EnergyPlus and the bids awarded to PPL EnergyPlus under PPL Electric's Supply Master Agreement for 2010.

Energy Sales Commitments

(PPL and PPL Energy Supply)

In connection with its marketing activities or associated with certain of its power plants, PPL Energy Supply enters into long-term power sales contracts that extend for terms through 2017.  All long-term contracts were executed at prices that approximated market price at the time of execution.

PPL Energy Supply has entered into full requirements and retail contracts with various counterparties.  These contracts extend through 2014.  Under these contracts, if PPL Energy Supply's credit rating falls below investment grade or PPL Energy Supply's contract exposure exceeds the established credit limit for the contract, then the counterparty has the right to request collateral from PPL Energy Supply.  At December 31, 2007 and 2006, an insignificant amount of collateral was posted under these contracts.

As a result of PPL Electric's first competitive solicitation process in July 2007, PPL EnergyPlus was one of the successful bidders for 671 MW, with unrelated parties providing the remaining solicited generation supply.

(PPL Energy Supply)

See Note 16 for information on the power supply agreements between PPL EnergyPlus and PPL Electric.

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

The Kerr Dam Project license was jointly issued by the FERC to Montana Power and the Confederated Salish and Kootenai Tribes of the Flathead Reservation in 1985, and required Montana Power to hold and operate the project for 30 years.  The license required Montana Power, and subsequently PPL Montana as a result of the purchase of the Kerr Dam from Montana Power, to continue to implement a plan to mitigate the impact of the Kerr Dam on fish, wildlife and the habitat.  Under this arrangement, PPL Montana has a remaining commitment to spend $16 million between 2008 and 2015, in addition to the annual rental it pays to the tribes.  Between 2015 and 2025, the tribes have the option to purchase, hold and operate the project for the remainder of the license term of 2035.

PPL Montana entered into two Memoranda of Understanding (MOUs) with state, federal and private entities related to the issuance in 2000 of the FERC renewal license for the nine dams for the Missouri-Madison project.  The MOUs require PPL Montana to implement plans to mitigate the impact of its projects on fish, wildlife and the habitat, and to increase recreational opportunities.  The MOUs were created to maximize collaboration between the parties and enhance the possibility for matching funds from relevant federal agencies.  Under this arrangement, PPL Montana has a remaining commitment to spend $44 million between 2008 and 2040.

Settlement of Enron Receivables (PPL and PPL Energy Supply)

PPL and PPL Energy Supply had significant specific reserves related to receivables from Enron Corporation (Enron), which filed for bankruptcy in 2001.  The Enron reserves were for claims against Enron North America and Enron Power Marketing (Enron Subsidiaries), and against Enron for certain guarantees of the Enron Subsidiaries' (Enron Corporation Guarantees).

In March 2006, the U.S. Bankruptcy Court approved agreements between Enron and PPL Energy Supply that settled litigation between PPL Energy Supply and Enron regarding the validity and enforceability of the Enron Corporation Guarantees.  As a result of the Bankruptcy Court's approval of the settlement of the Enron Corporation Guarantees litigation, an assessment of current market price quotes for the purchase of Enron claims and the subsequent sale of its Enron claims to an independent third party, PPL Energy Supply reduced the associated allowance for doubtful accounts in 2006.  The effect of this change was to increase income from continuing operations and net income by $11 million ($0.03 per share, basic and diluted, for PPL).  See "Guarantees and Other Assurances" for information on PPL Energy Supply's potential repayment obligation related to the sale.

Legal Matters

(PPL, PPL Energy Supply and PPL Electric)

PPL and its subsidiaries are involved in legal proceedings, claims and litigation in the ordinary course of business.  PPL and its subsidiaries cannot predict the outcome of such matters, or whether such matters may result in material liabilities.

Montana Power Shareholders' Litigation (PPL and PPL Energy Supply)

In August 2001, a purported class-action lawsuit was filed by a group of shareholders of Montana Power against Montana Power, the directors of Montana Power, certain advisors and consultants of Montana Power, and PPL Montana.  The plaintiffs allege, among other things, that Montana Power was required to, and did not, obtain shareholder approval of the sale of Montana Power's generation assets to PPL Montana in 1999, and that the sale "was null and void ab initio."  Among the remedies that the plaintiffs are seeking is the establishment of a "resulting and/or constructive trust" on both the generation assets and all profits earned by PPL Montana from the generation assets, plus interest on the amounts subject to the trust.  This lawsuit has been pending in the U.S. District Court of Montana, Butte Division, and the judge has placed this proceeding on hold pending the outcome of certain motions currently before the U.S. Bankruptcy Court for the District of Delaware, the resolution of which may impact this proceeding.  The judge in this case has not yet established a schedule to resume the proceeding.  In September 2007, certain plaintiffs proposed a settlement of certain claims not involving PPL and proposed a status conference to discuss their proposal.  The judge held the status conference in January 2008 and rejected the proposed settlement.  PPL and PPL Energy Supply cannot predict the outcome of this matter.

Montana Hydroelectric Litigation (PPL and PPL Energy Supply)

In November 2004, PPL Montana, Avista Corporation (Avista) and PacifiCorp commenced an action for declaratory judgment in Montana First Judicial District Court seeking a determination that no lease payments or other compensation for their hydropower facilities' use and occupancy of streambeds in Montana can be collected by the State of Montana.  This request for declaratory judgment from the Montana state court was brought following the dismissal of the State of Montana's federal lawsuit seeking such payments or compensation in the U.S. District Court of Montana, Missoula Division, on jurisdictional grounds.  The State's federal lawsuit was founded on allegations that the beds of Montana's navigable rivers became state-owned trust property upon Montana's admission to statehood, and that the use of them for placement of dam structures, affiliated structures and reservoirs should, under a 1931 regulatory scheme enacted after all but one of the dams in question were constructed, trigger lease payments for use of land beneath.  In July 2006, the Montana state court approved a stipulation by the State of Montana that it is not seeking lease payments or other compensation from PPL Montana for the period prior to PPL Montana's acquisition of the hydroelectric facilities in December 1999.

In October 2007, Avista announced that it had entered into a settlement agreement in its separate proceeding with the State of Montana providing, in pertinent part, that Avista would make prospective lease payments of $4 million per year for use of the State's streambeds (adjusted annually for inflation and subject to other future adjustments).  Under the settlement agreement, this prospective annual payment by Avista resolves the State's claims for both past and future rent.

In the October 2007 trial of this matter, the State of Montana asserted that PPL Montana should make a prospective lease payment for use of the State's streambeds of $6 million per year (adjusted annually for inflation) and a retroactive payment for the 2000-2006 period (including interest) of $41 million.

PPL Montana continues to vigorously defend its position in this proceeding.  PPL and PPL Energy Supply cannot predict when a final decision may be rendered in this proceeding or the ultimate outcome.

Regulatory Issues

California ISO and Western Markets (PPL and PPL Energy Supply)

Through its subsidiaries, PPL made $18 million of sales to the California ISO during the period from October 2000 through June 2001, of which $17 million has not been paid to PPL subsidiaries.  Given the myriad of electricity supply problems presently faced by the California electric utilities and the California ISO, PPL cannot predict whether or when it will receive payment.  At December 31, 2007, PPL continues to be fully reserved for underrecoveries of payments for these sales.

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

PJM Capacity Litigation (PPL, PPL Energy Supply and PPL Electric)

In December 2002, PPL was served with a complaint against PPL, PPL EnergyPlus and PPL Electric filed in the U.S. District Court for the Eastern District of Pennsylvania by a group of 14 Pennsylvania boroughs that apparently alleged, among other things, violations of the federal antitrust laws in connection with the pricing of installed capacity in the PJM daily market during the first quarter of 2001 and certain breach of contract claims.  These boroughs were wholesale customers of PPL Electric.  In April 2006, the Court dismissed all of the federal antitrust claims and all of the breach of contract claims except for one breach of contract claim by one of the boroughs.  In May 2007, the Court withdrew its April 2006 decision as to one of the federal antitrust claims, but directed additional briefing on alternative grounds for dismissal of that claim.  In September 2007, the Court dismissed the one remaining federal antitrust claim.  Such dismissals are subject to the plaintiffs' right to appeal.  PPL cannot predict the outcome of this proceeding.

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

In April 2005, the FERC determined that PECO was entitled to reimbursement for the transmission congestion charges that PECO asserted PJM erroneously billed to it at the Elroy substation.  The FERC set for additional proceedings before a judge the determination of the amount of the overcharge to PECO and which PJM market participants were undercharged.  PPL Electric recognized an after-tax charge of $27 million in the first quarter of 2005 for a loss contingency related to this matter.  The pre-tax accrual was $47 million, with $39 million included in "Energy purchases" on the Statement of Income, and $8 million in "Interest Expense."

In December 2006, PPL Electric and Exelon filed with the FERC, pursuant to a November 2006 order, a modified offer of settlement (Compliance Filing).  Under the Compliance Filing, PPL Electric would make a single payment through its monthly PJM bill of $38 million, plus interest through the date of payment, and PJM would include a single credit for this amount in PECO's monthly PJM bill.  Through December 31, 2006, the estimated interest on this payment was $4 million, for a total PPL Electric payment of $42 million.  Based on the Compliance Filing, PPL and PPL Electric reduced the recorded loss accrual by $5 million at December 31, 2006.

PPL determined that PPL Electric was responsible for the claims prior to July 1, 2000 (totaling $12 million), and that PPL EnergyPlus was responsible for the claims subsequent to that date (totaling $30 million).  Accordingly, at December 31, 2006, PPL Electric recorded a receivable from PPL EnergyPlus of $30 million, reduced the recorded liability to PJM by $5 million, and recorded credits to expense of $35 million on the Statement of Income ($28 million to "Energy purchases" and $7 million to "Interest Expense").  At December 31, 2006, PPL Energy Supply recorded a loss of $30 million ($27 million of "Energy purchases" and $3 million of "Interest Expense") and a corresponding payable to PPL Electric.

In March 2007, the FERC entered an order approving the Compliance Filing.  In April 2007, PPL Electric paid PJM the full settlement amount of $43 million, including additional interest of $1 million recorded during the three months ended March 31, 2007.  PPL Energy Supply paid PPL Electric for its portion of the settlement.  This proceeding is now terminated.

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

In January 2008, pursuant to the schedule established by FERC orders, PPL's subsidiaries made another market-based rate renewal filing for all Eastern subsidiaries in the PJM, New England and New York regions, including PPL Electric, PPL EnergyPlus and most of PPL Generation's subsidiaries.

Currently, if a seller is granted market-based rate authority by the FERC, it may enter into power contracts during the time period for which such authority has been granted.  If the FERC determines that the market is not workably competitive or the seller possesses market power or is not charging "just and reasonable" rates, the FERC institutes prospective action.  Any contracts entered into pursuant to the FERC's market-based rate authority remain in effect and are generally subject to a high standard of review before the FERC can order any changes.  Recent court decisions by the U.S. Court of Appeals for the Ninth Circuit have raised issues that may make it more difficult for the FERC to continue its program of promoting wholesale electricity competition through market-based rate authority.  These court decisions permit retroactive refunds and a lower standard of review by the FERC for changing power contracts, and could have the effect of requiring the FERC to review in advance most, if not all, power contracts.  The FERC has not yet taken action in response to these recent court decisions, and the U.S. Supreme Court has decided to review one of these decisions.  At this time, PPL cannot predict the impact of these court decisions on the FERC's future market-based rate authority program or on PPL's business.

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

Subsequent to the Illinois Attorney General's complaint, two class actions were filed in Illinois State Court in Cook County against all successful bidders in the Illinois auction, including PPL EnergyPlus, alleging violations of unfair trade practices laws.  The factual allegations appear similar to those in the Attorney General's complaint.  In December 2007, the judge issued an order dismissing the class action cases without prejudice to seek relief from either the FERC or the Illinois Commerce Commission.  While PPL and PPL Energy Supply do not currently believe that these matters will have a material adverse impact on the financial condition of PPL and PPL Energy Supply, they cannot predict the outcome of this matter.

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

In September 2007, both PPL and ISO New England agreed to start making payments in accordance with the settlement agreement.  Consequently, PPL paid ISO New England $10 million for amounts overcollected from June 2006 to May 2007 and ISO New England started paying PPL monthly installments of approximately $2 million, which will be received for 24 months.  During the third quarter of 2007, PPL recognized $55 million of revenue and $4 million of interest income related to the settlement agreement, of which $21 million had been previously collected.  Of the total amounts recognized during the quarter, $57 million, or $33 million after tax (or $0.09, basic and diluted, per share for PPL), related to periods prior to 2007.

Maine Transmission Line Rates (PPL and PPL Energy Supply)

PPL currently holds 100 MW of firm point-to-point transmission service rights associated with an existing transmission line owned by Maine Electric Power Company, Inc. (MEPCO).  MEPCO is owned by Central Maine Power Company, Bangor Hydro Electric Company and Maine Public Service Company.  These transmission rights enable PPL to sell energy and capacity from New Brunswick, Canada into ISO New England.

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

In September 2007, PPL recorded a $21 million ($12 million after tax) impairment of the transmission rights based on their estimated fair value as determined by an internal model and other analysis.  This charge is included in "Other operation and maintenance" on the Statement of Income.  These transmission rights are a component of the Supply segment.

In October 2007, the FERC issued an order accepting the Filing Parties' proposal, subject to modification of certain matters presented in the filing.  Based on the October 2007 Order, PPL EnergyPlus opted to terminate its contractual rights on the MEPCO line upon effectiveness of the MEPCO roll-in.  Due to complications implementing the proposal as modified by the FERC, in November 2007, ISO New England and MEPCO filed with the FERC an expedited motion to delay the effectiveness and hold a technical conference or, in the alternative, cancel the MEPCO roll-in.  On February 4, 2008, the FERC issued a further order in response to the ISO New England and MEPCO request that authorized appointment of a settlement judge and deferred the effective date of the MEPCO roll-in proposal to a future date to be determined.

In December 2007, PPL recorded an additional $2 million ($1 million after tax) charge to fully impair these transmission rights.  This charge is included in "Other operation and maintenance" on the Statement of Income.

Montana Public Service Commissioner's Litigation (PPL and PPL Energy Supply)

In May 2006, one of the commissioners of the Montana PSC commenced an action in Montana First Judicial District Court against PPL Montana and the Montana PSC seeking to cause the Montana PSC to reverse its 1999 order consenting to EWG status for PPL Montana's power plants.  In 1999, the FERC had granted the plants EWG status and the authority to sell electricity produced at market-based rates, and the Montana PSC consented to this status for PPL Montana's plants under a provision of federal law.  In September 2006, the Court granted PPL Montana's and the Montana PSC's motions to dismiss this action.  The plaintiff has appealed the dismissal of the lawsuit to the Montana Supreme Court.  In February 2008, the Montana Supreme Court upheld the lower court's decision in this matter.

IRS Synthetic Fuels Tax Credits (PPL and PPL Energy Supply)

PPL, through its subsidiaries, has interests in two synthetic fuel production facilities: the Somerset facility located in Pennsylvania and the Tyrone facility located in Kentucky.  PPL has received tax credits pursuant to Section 29/45K of the Internal Revenue Code based on the sale of synthetic fuel from these facilities.  The Section 29/45K tax credit program expired at the end of 2007, and production of synthetic fuel at these facilities and all other synthetic fuel operations ceased as of December 31, 2007.  PPL is in the process of retiring its interests in these facilities.

To qualify for the Section 29/45K tax credits, synthetic fuel must have been produced and sold prior to December 31, 2007, and satisfied three primary conditions:  (i) there must have been a significant chemical change in the coal feedstock, (ii) the product must have been sold to an unaffiliated entity, and (iii) the production facility must have been placed in service before July 1, 1998.

In addition, Section 29/45K provided for the synthetic fuel tax credit to begin to phase out when the relevant annual reference price for crude oil, which is the domestic first purchase price (DFPP), fell within a designated range and to be eliminated when the DFPP exceeds the range.  The phase-out range was adjusted annually for inflation.  Currently, the DFPP is published by the IRS in April for the prior year and is calculated based on the annual average wellhead price per barrel for all unregulated domestic crude oil.

PPL currently estimates the phase-out range for 2007 to begin at about $57 per barrel (DFPP) and the tax credits to be totally eliminated at about $71 per barrel (DFPP).  PPL currently expects a phase-out of approximately 56% of the gross tax credits produced in 2007, based on its estimate of the DFPP reference price and the phase-out range applicable for 2007.  PPL cannot currently predict or estimate with certainty the final DFPP reference price for crude oil or the phase-out range for 2007.

The synthetic fuel produced at the Somerset and Tyrone facilities resulted in an aggregate estimated recognition of tax credits of $321 million for Somerset and $118 million for Tyrone through December 31, 2007, including estimated amounts for 2007.  After considering the estimated 2007 phase-out of approximately 56%, PPL recognized tax credits of $29 million for Somerset and $23 million for Tyrone for 2007.

PPL had economic hedge transactions in 2007 that mitigated PPL's tax credit phase-out risk due to an increase of the DFPP reference price in 2007.  The mark-to-market value of these hedges is reflected in "Energy-related businesses" revenues on the Statement of Income.  The hedge transactions were settled in December 2007.

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

PPL also purchased synthetic fuel from unaffiliated third parties, at prices below the market price of coal, for use at its coal-fired power plants.  Fuel cost savings in 2007, 2006 and 2005 were $24 million, $18 million and $24 million.

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

Energy Policy Act of 2005 (PPL, PPL Energy Supply and PPL Electric)

In August 2005, President Bush signed into law the Energy Policy Act of 2005 (the 2005 Energy Act).  The 2005 Energy Act is comprehensive legislation that substantially affects the regulation of energy companies.  The Act amends federal energy laws and provides the FERC with new oversight responsibilities.  Among the important changes that have been or will be implemented as a result of this legislation are:

•	The Public Utility Holding Company Act of 1935 was repealed. PUHCA significantly restricted mergers and acquisitions in the electric utility sector.
•
The FERC has appointed the NERC as the organization to establish and enforce mandatory reliability standards (Reliability Standards) regarding the bulk power system, and the FERC will oversee this process and independently enforce the Reliability Standards, as further described below.

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

The implemented Reliability Standards have the force and effect of law, and apply to certain users of the bulk power electricity system, including electric utility companies, generators and marketers.  The FERC has indicated that it intends to vigorously enforce the Reliability Standards using, among other means, civil penalty authority.  Under the Federal Power Act, the FERC may assess civil penalties of up to $1 million per day for certain violations.  The first group of Reliability Standards approved by the FERC became effective in June 2007.  In September 2007, PPL Electric self-reported to the RFC, a regional reliability entity designated to enforce the Reliability Standards, that it had identified a potential violation of certain reliability requirements and submitted an accompanying mitigation plan.  In December 2007, RFC notified PPL Electric that it had completed its initial review and found an "Alleged Violation" of one NERC Reliability Standard requirement.

PPL Electric cannot predict the final outcome of the RFC's inquiry into the Alleged Violation or what, if any, penalties may be assessed if a violation is determined in fact to have occurred.  PPL and its subsidiaries cannot predict the impact generally that the Reliability Standards will have on PPL and its subsidiaries, including on its capital and operating expenditures, however, compliance costs could be significant.

PPL also cannot predict with certainty the impact of the other provisions of the 2005 Energy Act and any related regulations on PPL and its subsidiaries.

Environmental Matters - Domestic

(PPL, PPL Energy Supply and PPL Electric)

Due to the environmental issues discussed below or other environmental matters, PPL subsidiaries may be required to modify, curtail, replace or cease operating certain facilities to comply with statutes, regulations and actions by regulatory bodies or courts.  In this regard, PPL subsidiaries also may incur capital expenditures or operating expenses in amounts which are not now determinable, but could be significant.

Air (PPL and PPL Energy Supply)

The Clean Air Act deals, in part, with emissions causing acid deposition, attainment of federal ambient air quality standards and toxic air emissions and visibility in the U.S.  Amendments to the Clean Air Act requiring additional emission reductions are likely to continue to be proposed in the U.S. Congress.  The Clean Air Act allows states to develop more stringent regulations and in some instances, as discussed below, Pennsylvania and Montana have chosen to do so.

Clean Air Interstate Rule

Citing its authority under the Clean Air Act, in 1997, the EPA developed new standards for ambient levels of ozone and fine particulates in the U.S.  These standards have been upheld following court challenges.  To facilitate attainment of these standards, the EPA has promulgated the Clean Air Interstate Rule (CAIR) for 28 midwestern and eastern states, including Pennsylvania, to reduce sulfur dioxide emissions by about 50% by 2010 and to extend the current seasonal program for reduction in nitrogen oxides emissions to a year-round program starting in 2009.  The CAIR requires further reductions in the CAIR region, starting in 2015, in sulfur dioxide of 30% from 2010 levels, and nitrogen oxides during the ozone season of 17% from 2009 levels.  The CAIR allows these reductions to be achieved through cap-and-trade programs.

In addition, the EPA has recently proposed tightening the ambient air quality standard for ozone.  A more stringent standard could result in requirements to reduce emissions of nitrogen oxides beyond those required under the CAIR.  If additional reductions were required, the costs are not now determinable, but could be significant.

In order to continue meeting existing sulfur dioxide reduction requirements of the Clean Air Act, including the CAIR, PPL is installing flue gas desulfurization systems (scrubbers) at its Montour and Brunner Island plants.  The scrubbers for both Montour units and Unit 3 at Brunner Island are expected to be in-service during 2008 and the scrubber for Units 1 and 2 at Brunner Island is expected to be in-service during 2009.  Based on expected levels of generation and projected emission allowance prices, PPL has determined that it is more cost effective to install these scrubbers than to purchase significant additional emission allowances to make up the emission allowance shortfalls that would otherwise occur.  In order to meet the year-round reductions in nitrogen oxides under the CAIR, PPL's current plan is to operate the SCRs at Montour Units 1 and 2 year-round, optimize emission reductions from the existing combustion controls and purchase any needed emission allowances on the open market.  PPL's current installation plan for the scrubbers and other pollution control equipment (primarily aimed at sulfur dioxide, particulate and nitrogen oxides with co-benefits for mercury emissions reduction) through 2012 reflects a total cost of approximately $1.6 billion, of which $0.9 billion has already been spent.  PPL expects a 30 MW reduction in net generation capability at each of the Brunner Island and Montour plants, due to the estimated increases in station service usage during the scrubber operation.

Mercury

Also citing its authority under the Clean Air Act, the EPA issued the Clean Air Mercury Regulations (CAMR) that affect coal-fired plants.  These regulations established a cap-and-trade program to take effect in two phases, with a first phase to begin in January 2010, and a second phase with more stringent requirements to begin in January 2018.  However, in February 2008, the U.S. Court of Appeals for the District of Columbia Circuit overturned the EPA's rule.  Under this opinion, the EPA must either properly remove mercury from regulation under the hazardous air pollutant provisions of the Clean Air Act or develop standards requiring maximum achievable control technology for mercury emissions.

The ruling is not expected to affect PPL's current plans to comply with state regulations in Pennsylvania and Montana as discussed below.  PPL continues to review the federal court opinion to determine whether it has any effect on state regulations in the long term.

Pennsylvania has adopted its own, more stringent mercury rules.  Pennsylvania's rules establish mercury emission limits for each coal-fired generating facility beginning in 2010, and require that mercury emission allowances under the EPA's cap-and-trade program under CAMR be met at each unit without the benefit of an emissions trading program, and that tighter emission limits based on the second phase of the CAMR requirements be accelerated to begin in 2015.  PPL cannot predict what Pennsylvania may do with the mercury allowance provisions, as the CAMR cap-and-trade program on which those allowances were based has now been overturned.

PPL expects that it can achieve the 2010 requirements under Pennsylvania's mercury rules with only the addition of chemical injection systems.  This expectation is based on the co-benefits of mercury removal from the scrubbers expected to be in place at its Pennsylvania plants as of 2010, and the SCRs already in place at Montour.  PPL currently estimates that the capital cost of such chemical injection systems at its Pennsylvania plants will be approximately $23 million.

To meet Pennsylvania's 2015 requirements, adsorption/absorption technology with fabric filters may be required at most PPL Pennsylvania coal-fired generating units.  Based on current analysis and industry estimates, PPL estimates that if this technology were required at every one of its Pennsylvania units, the aggregate capital cost of compliance would be approximately $530 million.

Montana also has finalized its own more stringent rules that would require by 2010 every coal-fired generating plant in the state to achieve reduction levels more stringent than the CAMR's 2018 requirements.  PPL presently plans to install chemical injection systems to meet these requirements.  PPL estimates its share of the capital cost for these systems in Montana would be approximately $8 million.  Because enhanced chemical injection technologies may not be sufficiently developed to meet this level of reductions by 2010, there is a risk that adsorption/absorption technology with fabric filters at both Colstrip and Corette would be required.  Based on current analysis and industry estimates, PPL estimates that if this technology were required, its capital cost to achieve compliance at its Montana units would be approximately $140 million.

PPL expects both Pennsylvania's and Montana's mercury rules to be challenged in court.  PPL cannot predict the outcome of such actions.

As PPL continues to explore what mercury control technology(s) will be selected for installation at its units, one concern that needs to be assessed, along with the effectiveness of mercury reductions, is the unintended potential increase in particulate emissions and whether that increase would trigger Prevention of Significant Deterioration/New Source Review (PSD/NSR).

This concern arises because certain technologies use chemical additives to "collect" and/or convert mercury so that the existing pollution controls will more effectively remove mercury.  Use of such additives, depending on the amount used and the performance of existing particulate controls, could result in an increase in the particulate emissions and might trigger PSD/NSR.  If PSD/NSR is triggered, then controls cannot be installed until a new source permit is obtained, which would include extensive modeling, analysis and implementation of best available control technology for particulates.  This issue is undergoing further internal review and analysis.

Regional Haze and Visibility

In addition to the above rules, the Clean Air Visibility Rule was issued by the EPA on June 15, 2005, to address regional haze or regionally-impaired visibility caused by multiple sources over a wide area.  The rule defines Best Available Retrofit Technology (BART) requirements for electric generating units, including presumptive limits for sulfur dioxide and nitrogen oxides controls for large units.  Under the BART rule, PPL has submitted to the Pennsylvania DEP and the EPA (Region 8), which administers the BART program for Montana, its analyses of the visibility impacts of sulfur dioxide, nitrogen oxides and particulate matter emissions from plants covered by the BART rule in Pennsylvania and Montana, respectively.  In Pennsylvania, this includes Martins Creek Units 3 and 4, Brunner Island Units 2 and 3 and Montour Units 1 and 2.  In Montana, this includes Colstrip Units 1 and 2 and Corette.  PPL's analyses have shown that further reductions are not needed.  The Pennsylvania DEP has not yet acted on the reports.  However, the EPA has responded to PPL's reports for Colstrip and Corette and has requested further information and analysis.  PPL cannot predict whether any additional reductions will be required in Pennsylvania or Montana.  If additional reductions are required, the costs are not now determinable, but could be significant.

New Source Review

In 1999, the EPA initiated enforcement actions against several electric generators, asserting that older, coal-fired power plants operated by those generators have, over the years, been modified in ways that subjected them to more stringent "New Source" requirements under the Clean Air Act.  The EPA subsequently issued notices of violation and commenced enforcement activities against other generators.

However, in recent years, the EPA has shifted its position on New Source Review.  In 2003, the EPA issued changes to its regulations that clarified what projects are exempt from "New Source" requirements as routine maintenance and repair.  However, these regulations were stayed and subsequently struck down by the U.S. Court of Appeals for the District of Columbia Circuit.  Furthermore, in April 2007, the U.S. Supreme Court upheld the annual emissions test under which the EPA had found emissions increases at the plants included in its enforcement initiative.  PPL is therefore continuing to operate under the "New Source" regulations as they existed prior to the EPA's 2003 clarifications.

In October 2005, the EPA proposed changing its rules on how to determine whether a project results in an emissions increase and is therefore subject to review under the "New Source" regulations.  The EPA's proposed tests are consistent with the position of energy companies and industry groups and, if adopted, would substantially reduce the uncertainties under the current regulations.  PPL cannot predict whether these proposed new tests will be adopted.  In addition to proposing these new tests, the EPA also announced in October 2005 that it will not bring new enforcement actions with respect to projects that would satisfy the proposed new tests or the EPA's 2003 clarifications referenced above.  Accordingly, PPL believes it is unlikely the EPA will pursue the information requests issued to PPL Montana's Corette and Colstrip plants by EPA Region 8 in 2000 and 2003, respectively, and to PPL Generation's Martins Creek plant by EPA Region 3 in 2002.  However, states and environmental groups also have been bringing enforcement actions alleging violations of "New Source" requirements by coal-fired plants, and PPL is unable to predict whether such state or citizens enforcement actions will be brought with respect to any of its affiliates' plants.

Finally, if the EPA regulates carbon dioxide emissions pursuant to the recent U.S. Supreme Court decision on global climate change, then carbon dioxide emissions could become subject to the PSD/NSR provisions of the Clean Air Act.  The implications are uncertain, as currently no permitting authorities have implemented the PSD/NSR program for carbon dioxide emissions.

Opacity

The New Jersey DEP and some New Jersey residents have raised environmental concerns with respect to the visible opacity of emissions from the oil-fired units at the Martins Creek plant.  Similar issues also are being raised by the Pennsylvania DEP.  PPL is continuing to study and negotiate the matter with the Pennsylvania DEP.  If it is determined that actions must be taken to address the visible opacity of these emissions, such actions could result in costs that are not now determinable, but could be significant.  In September 2007, in accordance with a 2003 agreement with the New Jersey DEP and the Pennsylvania DEP, PPL shut down Martins Creek's two 150 MW coal-fired generating units, but may replace or repower them at any time so long as it complies with all applicable state and federal requirements.

Global Climate Change

There is a growing concern nationally and internationally about global climate change and the contribution of greenhouse gas emissions including, most significantly, carbon dioxide.  This concern has led to increased federal legislative proposals, actions at state or local levels, as well as litigation relating to greenhouse gas emissions, including an April 2007 U.S. Supreme Court decision holding that the EPA has the authority to regulate greenhouse gas emissions from new motor vehicles under the Clean Air Act.  The EPA has also agreed, following this decision, to a remand of New Source Performance Standards (NSPS) applicable to stationary sources to reconsider its approach to including greenhouse gases under such rules.  If the EPA concludes greenhouse gases from motor vehicles pose an endangerment to public health or welfare, this could lead to regulation of stationary source carbon dioxide emissions.  The EPA might also proceed directly under the NSPS to regulate greenhouse gases from stationary sources.  Also, increased pressure for carbon dioxide emissions reduction is being initiated by investor and environmental organizations and the international community.  In addition, a nuisance claim brought by a number of states against other large electric generating companies was dismissed by a federal district court in New York but remains pending on appeal in the U.S. Court of Appeals for the Second Circuit.

PPL believes future governmental legislation and regulations that caps or taxes carbon dioxide emissions from power plants are likely, although technology to efficiently capture and sequester carbon dioxide emissions is not presently available.  At the federal level such regulation has received support from the majority leadership in both the U.S. Senate and U.S. House of Representatives.  PPL supports a national program and has publicly supported the key concepts of the "Low Carbon Economy Act of 2007" introduced in the Senate in July 2007, including an economy-wide approach, a gradual phase-in of targets and timetables and cost containment measures to cap the cost to the economy.

At the regional level, ten northeastern states signed a Memorandum of Understanding (MOU) agreeing to establish a cap-and-trade program, called the Regional Greenhouse Gas Initiative (RGGI).  The program commences in January 2009 and calls for stabilization of carbon dioxide emissions, at base levels established in 2005, from electric power plants larger than 25 MW in capacity.  The MOU also provides for a 10% reduction in carbon dioxide emissions from base levels by 2019.  A similar effort is under way in the western U.S. (the Western Regional Climate Action Initiative or "WCI"), and Midwestern states have recently agreed to form another regional climate change program.

Pennsylvania and Montana have not, at this time, established mandatory programs to regulate carbon dioxide and other greenhouse gases.  Pennsylvania has not stated an intention to join RGGI, but has declared support for state action on climate change and Montana has expressed an interest in joining WCI.  PPL has conducted an inventory of its carbon dioxide emissions and is continuing to evaluate various options for reducing, avoiding, off-setting or sequestering its carbon dioxide emissions.  In 2007, PPL's power plants emitted in excess of approximately 31 million tons of carbon dioxide (based on PPL's equity share of these assets).

PPL believes that the regulation of greenhouse gas emissions may have a material impact on its capital expenditures and operations, but the costs are not now determinable.  PPL also cannot predict the impact that any pending or future federal or state legislation regarding more stringent environmental standards could have on PPL or its subsidiaries.

Water/Waste (PPL and PPL Energy Supply)

Martins Creek Fly Ash Release

In August 2005, there was a release of approximately 100 million gallons of water containing fly ash from a disposal basin at the Martins Creek plant used in connection with the operation of the two 150 MW coal-fired generating units at the plant.  This resulted in ash being deposited onto adjacent roadways and fields, and into a nearby creek and the Delaware River.  The leak was stopped, and PPL has determined that the problem was caused by a failure in the disposal basin's discharge structure.  PPL has conducted extensive clean-up and completed studies, in conjunction with a group of natural resource trustees and the Delaware River Basin Commission, evaluating the effects of the release on the river's sediment, water quality and ecosystem.  These studies do not show any environmental damage attributable to the release.

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

During 2005, PPL Energy Supply recognized a $48 million charge ($31 million after tax) in connection with the then-expected on-site and off-site costs relating to the remediation.  Based on its ongoing assessment of the expected remediation costs, in 2006, PPL Energy Supply reduced the estimate in connection with the current expected costs of the leak by $11 million, of which $10 million related to off-site costs and the remainder to on-site costs.  The reduction was included in "Other operation and maintenance" expense on the Statement of Income.  At December 31, 2007, management's best estimate of the probable loss associated with the Martins Creek ash basin leak remained at $37 million, of which $31 million relates to off-site costs, and the balance to on-site costs.  Based on actual costs incurred and recorded to date, at December 31, 2007, the remaining contingency for this remediation was $9 million.  PPL and PPL Energy Supply cannot be certain of the outcome of the action initiated by the Pennsylvania DEP, the outcome of the natural resource damage assessment, the outcome of any lawsuit brought by the citizens and businesses and the exact nature of any other regulatory or other legal actions that may be initiated against PPL, PPL Energy Supply or their subsidiaries as a result of the disposal basin leak.

Basin Seepage - Pennsylvania

Seepages have been detected at active and retired wastewater basins at various PPL plants, including the Montour, Brunner Island and Martins Creek generating facilities.  PPL has completed an assessment of some of the seepages at the Montour and Brunner Island facilities and is working with the Pennsylvania DEP to implement abatement measures for those seepages.  PPL is continuing to conduct assessments of other seepages at the Montour and Brunner Island facilities as well as seepages at the Martins Creek facility to determine the appropriate abatement actions.  PPL's 2008 – 2012 capital budgets include $50 million to upgrade and/or replace certain wastewater facilities in response to the seepage and for other facility changes.  The potential additional cost to address the identified seepages or other seepages at all of PPL's Pennsylvania plants is not now determinable, but could be significant.

Basin Seepage - Montana

In May 2003, approximately 50 plaintiffs brought an action now pending at the Montana Sixteenth Judicial District Court, Rosebud County, against PPL Montana and the other owners of the Colstrip plant alleging property damage from seepage from the freshwater and wastewater ponds at Colstrip.  In February 2007, six plaintiffs filed a separate lawsuit in the same court against the Colstrip plant owners asserting similar claims.  PPL Montana has undertaken certain groundwater investigation and remediation measures at the Colstrip plant to address groundwater contamination alleged by the plaintiffs as well as other groundwater contamination at the plant.  These measures include proceeding with extending city water to certain residents who live near the plant, some of whom are plaintiffs in the original litigation.  Based on a revised settlement offer at a September 2007 mandatory mediation session with the original 2003 plaintiffs, PPL Montana has recorded an additional reserve of $1 million for its share of the proposed settlement cost.  A trial is scheduled for June 2008.  PPL Montana may incur further costs based on the outcome of the lawsuits and its additional groundwater investigations and any related remedial measures, which costs are not now determinable, but could be significant.

Other Issues

The EPA has significantly increased the water quality standard for arsenic.  The revised standard became effective in January 2006 and at this time applies only to drinking water.  The revised standard may result in action by individual states that could require several PPL subsidiaries to further treat wastewater or take abatement action at their power plants, or both.  The cost of complying with any such requirements is not now determinable, but could be significant.

The EPA finalized requirements in 2004 for new or modified cooling water intake structures.  These requirements affect where generating facilities are built, establish intake design standards, and could lead to requirements for cooling towers at new and modified power plants.  Another rule finalized in 2004 that addressed existing structures has been withdrawn following a January 2007 decision by the U.S. Court of Appeals for the Second Circuit.  Depending on what changes the EPA makes to the rule in accordance with this decision, and/or what actions the states may take on their own, the impacts of the actions could result in stricter standards for existing structures that could impose significant costs on PPL subsidiaries.

The EPA plans to finalize the 2008 Effluent Guidelines Plan by August 2008, in which the EPA will make a decision about whether to revise the steam electric effluent guidelines.  The EPA is presently conducting a sampling study of industry discharges to obtain information needed to make that decision.

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

PPL Electric and PPL Gas Utilities have been remediating several sites that were not being addressed under another regulatory program such as Superfund, but for which PPL Electric or PPL Gas Utilities may be liable for remediation.  These include a number of coal gas manufacturing facilities formerly owned or operated by PPL Electric; coal gas manufacturing facilities and potential mercury contamination from gas meters and regulators at PPL Gas Utilities' sites and plugging of abandoned wells by PPL Gas Utilities.

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

(PPL and PPL Energy Supply)

Under the Pennsylvania Clean Streams Law, subsidiaries of PPL Generation are obligated to remediate acid mine drainage at former mine sites and may be required to take additional measures to prevent potential acid mine drainage at previously capped refuse piles.  One PPL Generation subsidiary is pumping mine water at two mine sites, and treating water at one of these sites.  Another PPL Generation subsidiary has installed a passive wetlands treatment system at a third site.  At December 31, 2007, PPL Energy Supply had accrued a discounted liability of $34 million to cover the costs of pumping and treating groundwater at the two mine sites for 50 years and for operating and maintaining passive wetlands treatment at the third site.  PPL Energy Supply discounted this liability at a rate of 5.74%.  Expected undiscounted payments are estimated at $1 million for each of the years from 2008 through 2012, and the expected payments for the work after 2012 are $135 million.

(PPL, PPL Energy Supply and PPL Electric)

Future cleanup or remediation work at sites currently under review, or at sites not currently identified, may result in material additional operating costs for PPL subsidiaries that cannot be estimated at this time.

Gas Seepage (PPL)

PPL Gas Utilities owns and operates the Meeker gas storage field and has a partial ownership interest in the Tioga gas storage field, both located in north-central Pennsylvania.  There continues to be an issue with natural gas observed in several drinking water wells that the Pennsylvania DEP has been working to address.  The Pennsylvania DEP has raised concerns that potential leakage of natural gas from the Tioga gas storage field could be contributing to this issue.  To help determine the cause of the natural gas in the potable water wells, the Pennsylvania DEP enlisted the services of the U.S. Geological Survey Department.  The results of the U.S. Geological Survey study were published in mid-2007 and indicate that gas in the groundwater in the area, including in certain residential wells, may be due in part to gas stored in the storage fields.  PPL Gas Utilities is working with the Pennsylvania DEP and the co-owner/operator of the Tioga field to develop a comprehensive study to determine whether gas in the wells is, in fact, due to storage field operations.  In the interim, pending completion of a more detailed study of the issue, PPL Gas Utilities and the co-owner of the Tioga storage field have offered to sample potable water wells and install water treatment systems on any wells in which natural gas exceeds 20 parts per million within an agreed-upon program area.  The cost of the actions in the program area offered by PPL Gas Utilities and the co-owner are not expected to be significant.  The costs of the broader study and any required mitigation actions are not now determinable, but could be significant.

Electric and Magnetic Fields (PPL, PPL Energy Supply and PPL Electric)

Concerns have been expressed by some members of the public regarding potential health effects of power frequency EMFs, which are emitted by all devices carrying electricity, including electric transmission and distribution lines and substation equipment.  Government officials in the U.S. and the U.K. have reviewed this issue.  The U.S. National Institute of Environmental Health Sciences concluded in 2002 that, for most health outcomes, there is no evidence that EMFs cause adverse effects.  The agency further noted that there is some epidemiological evidence of an association with childhood leukemia, but that the evidence is difficult to interpret without supporting laboratory evidence.  The U.K. National Radiological Protection Board (part of the U.K. Health Protection Agency) concluded in 2004 that, while the research on EMFs does not provide a basis to find that EMFs cause any illness, there is a basis to consider precautionary measures beyond existing exposure guidelines.  In April 2007, the Stakeholder Group on Extremely Low Frequency EMF, set up by the U.K. Government, issued its interim assessment which describes a number of options for reducing public exposure to EMFs.  This assessment is being considered by the U.K. Government.  PPL and its subsidiaries believe the current efforts to determine whether EMFs cause adverse health effects should continue and are taking steps to reduce EMFs, where practical, in the design of new transmission and distribution facilities.  PPL and its subsidiaries are unable to predict what effect, if any, the EMF issue might have on their operations and facilities either in the U.S. or the U.K., and the associated cost, or what, if any, liabilities they might incur related to the EMF issue.

Environmental Matters - International (PPL and PPL Energy Supply)

U.K.

WPD's distribution businesses are subject to environmental regulatory and statutory requirements.  PPL believes that WPD has taken and continues to take measures to comply with the applicable laws and governmental regulations for the protection of the environment.  There are no material legal or administrative proceedings pending against WPD with respect to environmental matters.  See "Environmental Matters - Domestic - Electric and Magnetic Fields" for a discussion of EMFs.

Latin America

In November 2007, PPL completed the sale of its Chilean business, substantially completing its exit from Latin America.  PPL believes that its Latin American affiliates took measures to comply with applicable laws and governmental regulations for the protection of the environment.  There were no material legal or administrative proceedings pending against PPL's affiliates in Latin America with respect to environmental matters prior to the completion of the sale of each of the businesses.

Other

Nuclear Insurance (PPL and PPL Energy Supply)

PPL Susquehanna is a member of certain insurance programs that provide coverage for property damage to members' nuclear generating stations.  Facilities at the Susquehanna station are insured against property damage losses up to $2.75 billion under these programs.  PPL Susquehanna is also a member of an insurance program that provides insurance coverage for the cost of replacement power during prolonged outages of nuclear units caused by certain specified conditions.  Under the property and replacement power insurance programs, PPL Susquehanna could be assessed retroactive premiums in the event of the insurers' adverse loss experience.  At December 31, 2007, this maximum assessment was about $38 million.

In the event of a nuclear incident at the Susquehanna station, PPL Susquehanna's public liability for claims resulting from such an incident would be limited to about $10.8 billion under provisions of The Price-Anderson Act Amendments to the Energy Policy Act of 2005.  PPL Susquehanna is protected against this liability by a combination of commercial insurance and an industry assessment program.  In the event of a nuclear incident at any of the reactors covered by The Price-Anderson Act Amendments to the Energy Policy Act of 2005, PPL Susquehanna could be assessed up to $201 million per incident, payable at $30 million per year.

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

(PPL, PPL Energy Supply and PPL Electric)

PPL, PPL Energy Supply and PPL Electric provide certain guarantees that are required to be disclosed in accordance with FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34."  The table below details guarantees provided as of December 31, 2007.

	Recorded Liability at		Exposure at
	December 31,		December 31,	Expiration
	2007	2006	2007 (a)	Date	Description

PPL Energy Supply (b)

Letters of credit issued on behalf of affiliates			$9	2008
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

Nuclear claims under The Price-Anderson Act Amendments under the Energy Policy Act of 2005			201		This is the maximum amount PPL Susquehanna could be assessed for each incident at any of the nuclear reactors covered by this Act. See "Nuclear Insurance" for additional information.

Indemnifications for entities in liquidation and sales of assets	$1	$1	314	2008 to 2012
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

In connection with the liquidation of wholly-owned subsidiaries that have been deconsolidated upon turning the entities over to the liquidators, certain affiliates of PPL Global have agreed to indemnify the liquidators, directors and/or the entities themselves for any liabilities or expenses arising during the liquidation process, including liabilities and expenses of the entities placed into liquidation.  In some cases, the indemnifications are limited to a maximum amount that is based on distributions made from the subsidiary to its parent either prior or subsequent to being placed into liquidation.  In other cases, the maximum amount of the indemnifications is not explicitly stated in the agreements.  The indemnifications generally expire two to seven years subsequent to the date of dissolution of the entities.  The exposure noted only includes those cases in which the agreements provide for a specific limit on the amount of the indemnification, and the expiration date was based on an estimate of the dissolution date of the entities.

PPL Energy Supply has provided indemnification to the purchaser of the Sundance facility for losses arising out of any breach of the representations, warranties and covenants under the related transaction documents and for losses arising with respect to liabilities not specifically assumed by the purchaser, including certain pre-closing environmental and tort liabilities.  The indemnification other than for pre-closing environmental and tort liabilities are triggered only if the purchaser's losses reach $1 million in the aggregate, are capped at 50% of the purchase price (or $95 million), and either expired in May 2007 or will expire pursuant to applicable statutes of limitations.  The indemnification provision for unknown environmental and tort liabilities related to periods prior to PPL Energy Supply's ownership of the real property on which the facility is located are capped at $4 million in the aggregate and survive for a maximum period of five years after the transaction closing.

Indemnification to operators of jointly-owned facilities			6
In December 2007, PPL Energy Supply executed revised owners agreements for two jointly-owned facilities, the Keystone and Conemaugh generating stations.  The agreements require that in the event of any default by an owner, the other owners fund contributions for the operation of the generating stations, based upon their ownership percentage.  The maximum obligation among all owners, for each station, is currently $20 million.  The non-defaulting owners, who make up the defaulting owner's obligations, are entitled to the generation entitlement of the defaulting owner, based upon their ownership percentage.  The agreements do not have an expiration date.

Assignment of Enron claims			4
In July 2006, two subsidiaries of PPL Energy Supply assigned their Enron claims to an independent third party (claims purchaser).  In connection with the assignment, the subsidiaries agreed to repay a pro rata share of the purchase price paid by the claims purchaser, plus interest, in the event that any of the assigned claims are disallowed under certain circumstances.  The bankruptcy court overseeing the Enron bankruptcy approved the assigned claims prior to their assignment to the claims purchaser.  The subsidiaries' repayment obligations will remain in effect until the claims purchaser has received all distributions with respect to the assigned claims.  See "Settlement of Enron Receivables" within this Note for additional information regarding the assignment of the claims.

WPD guarantee of pension and other obligations of unconsolidated entities	4	4	33	2017
As a result of the privatization of the utility industry in the U.K., certain electric associations' roles and responsibilities were discontinued or modified.  As a result, certain obligations, primarily pension-related, associated with these organizations have been guaranteed by the participating members.  Costs are allocated to the members based on predetermined percentages as outlined in specific agreements.  However, if a member becomes insolvent, costs can be reallocated to and are guaranteed by the remaining members.  At December 31, 2007, WPD has recorded an estimated discounted liability based on its current allocated percentage of the total expected costs.  Neither the expiration date nor the maximum amount of potential payments for certain obligations is explicitly stated in the related agreements.  Therefore, they have been estimated based on the types of obligations.

Tax indemnification related to unconsolidated WPD affiliates			10	2012
Two WPD unconsolidated affiliates were refinanced during 2005.  Under the terms of the refinancing, WPD has indemnified the lender against certain tax and other liabilities.  At this time, WPD believes that the likelihood of such liabilities arising is remote.

PPL Electric (b)

Guarantee of a portion of an unconsolidated entity's debt			7	2008	The exposure at December 31, 2007, reflects principal payments only.

(a)	Represents the estimated maximum potential amount of future payments that could be required to be made under the guarantee.
(b)	Other than the letters of credit, all guarantees of PPL Energy Supply and PPL Electric also apply to PPL on a consolidated basis.

PPL, PPL Energy Supply and PPL Electric and their subsidiaries provide other miscellaneous guarantees through contracts entered into in the normal course of business.  These guarantees are primarily in the form of indemnifications or warranties related to services or equipment and vary in duration.  The obligated amounts of these guarantees often are not explicitly stated, and the overall maximum amount of the obligation under such guarantees cannot be reasonably estimated.  Historically, PPL, PPL Energy Supply and PPL Electric and their subsidiaries have not made any significant payments with respect to these types of guarantees.  As of December 31, 2007, the aggregate fair value of these indemnifications related to arrangements entered into subsequent to December 31, 2002, was insignificant.  Among these guarantees are:

•	The companies' or their subsidiaries' leasing arrangements, which contain certain indemnifications in favor of the lessors (e.g., tax and environmental matters).

•
In connection with their issuances of securities, the companies and their subsidiaries engage underwriters, purchasers and purchasing agents to whom they provide indemnification for damages incurred by such parties arising from the companies' material misstatements or omissions in the related offering documents.  In addition, in connection with these securities offerings and other financing transactions, the companies also engage trustees or custodial, escrow or other agents to act for the benefit of investors or to provide other agency services.  The companies and their subsidiaries typically provide indemnification to these agents for liabilities or expenses incurred by them in performing their obligations.

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

•
As a participant in the PJM, PPL Electric has exposure to other participants' failure to pay under the indemnification provision of PPL Electric's agreement with PJM, which allocates the loss to other participants.

•
PPL EnergyPlus is party to numerous energy trading or purchase and sale agreements pursuant to which the parties indemnify each other for any damages arising from events that occur while the indemnifying party has title to the electricity or natural gas.  For example, if a party is delivering the product, that party would be responsible for damages arising from events occurring prior to delivery.  Similarly, interconnection agreements indemnify the interconnection owner for other interconnection participants' failure to pay, allocating the loss to the other participants.

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

PPL, on behalf of itself and certain of its subsidiaries, maintains insurance that covers liability assumed under contract for bodily injury and property damage.  The coverage requires a $4 million deductible per occurrence and provides maximum aggregate coverage of $185 million.  This insurance may be applicable to certain obligations under the contractual arrangements discussed above.

16. Related Party Transactions

Affiliate Trust (PPL and PPL Energy Supply)

At December 31, 2006, both PPL's and PPL Energy Supply's Balance Sheets reflected $89 million of "Long-term Debt with Affiliate Trust."  This debt represented obligations of WPD LLP under 8.23% Subordinated Debentures maturing in February 2027 that were held by SIUK Capital Trust I, a variable interest entity whose common securities were owned by WPD LLP but which was not consolidated by WPD LLP.  In February 2007, WPD LLP redeemed all of the 8.23% Subordinated Debentures that were held by SUIK Capital Trust I.  Interest expense on this obligation was $2 million, $11 million and $12 million in 2007, 2006 and 2005.  The redemption resulted in a pre-tax loss of $2 million being recorded in 2007.  This interest and loss are reflected in "Interest Expense" for PPL and "Interest Expense with Affiliates" for PPL Energy Supply on the Statements of Income.  See Note 8 for a discussion of the redemption of the Subordinated Debentures and the trust's common and preferred securities in February 2007 and Note 22 for additional information on the trust.

PLR Contracts (PPL Energy Supply and PPL Electric)

PPL Electric has power sales agreements with PPL EnergyPlus, effective July 2000 and January 2002, in which PPL EnergyPlus will supply all of PPL Electric's PLR load through December 31, 2009.  Under these contracts, PPL EnergyPlus provides electricity at the predetermined capped prices that PPL Electric is authorized to charge its PLR customers.  These purchases totaled $1.8 billion in 2007, $1.7 billion in 2006 and $1.6 billion in 2005.  These purchases include nuclear decommissioning recovery and amortization of an up-front contract payment and are included in the Statements of Income as "Wholesale energy marketing to affiliate" by PPL Energy Supply, and as "Energy purchases from affiliate" by PPL Electric.

Under one of the PLR contracts, PPL Electric is required to make performance assurance deposits with PPL EnergyPlus when the market price of electricity is less than the contract price by more than its contract collateral threshold.  Conversely, PPL EnergyPlus is required to make performance assurance deposits with PPL Electric when the market price of electricity is greater than the contract price by more than its contract collateral threshold.  PPL Electric estimated that at December 31, 2007, the market price of electricity would exceed the contract price by approximately $2.5 billion.  Accordingly, at December 31, 2007, PPL Energy Supply was required to provide PPL Electric with performance assurance of $300 million, the maximum amount required under the contract.  PPL Energy Supply's deposit with PPL Electric was $300 million at both December 31, 2007 and 2006.  This deposit is shown on the Balance Sheets as "Collateral on PLR energy supply to/from affiliate," a current asset of PPL Energy Supply and a current liability of PPL Electric.  PPL Electric pays interest equal to the one-month LIBOR plus 0.5% on this deposit, which is included in "Interest Expense with Affiliate" on the Statements of Income.  PPL Energy Supply records the receipt of the interest as affiliated interest income, which is included in "Other Income - net" on the Statements of Income.  Interest related to this deposit was $17 million, $17 million and $12 million in 2007, 2006 and 2005.

In 2001, PPL Electric made a $90 million up-front payment to PPL EnergyPlus in connection with the PLR contracts.  The up-front payment is being amortized by both parties over the term of the PLR contracts.  The unamortized balance of this payment and other payments under the contract was $24 million and $35 million at December 31, 2007 and 2006.  These current and noncurrent balances are reported on the Balance Sheets as "Deferred revenue on PLR energy supply to affiliate" by PPL Energy Supply, and as "Prepayment on PLR energy supply from affiliate" by PPL Electric.

Under Pennsylvania law and PUC regulations, PPL Electric is required to buy electricity generation supply for customers who do not choose a competitive supplier.  As previously announced, PPL Electric has conducted two of its six planned competitive solicitations for generation supply in 2010, after its existing PLR contract expires.  Competitive bids have been solicited for 1,700 MW of generation supply, or one-third of PPL Electric's expected supply requirements for these customers in 2010.  An independent company, NERA Economic Consulting (NERA), is managing this competitive solicitation process.  NERA compiled the results from the first 850 MW solicitation, which were then presented to and approved by the PUC in July 2007.  The results from the second competitive solicitation, for an additional 850 MW of generation supply, were presented by NERA to the PUC on October 2, 2007 and were approved by the PUC on October 4, 2007.  Additional bids will be sought twice each in 2008 and 2009 to secure the remainder of supply needed to serve PPL Electric's customers in 2010.

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

At December 31, 2007, PPL Electric has credit exposure to PPL EnergyPlus under the PLR contracts and the July 2007 supply contract discussed above, of $2.5 billion.  As a result of netting arrangements, PPL Electric's credit exposure was reduced to $2.4 billion.

PPL Energy Supply has credit exposure to PPL Electric under PLR contracts.  At December 31, 2007, PPL Energy Supply's credit exposure with PPL Electric was $162 million, excluding the effects of netting arrangements.  As a result of netting arrangements, PPL Energy Supply's credit exposure was reduced to zero.

NUG Purchases (PPL Energy Supply and PPL Electric)

PPL Electric has a reciprocal contract with PPL EnergyPlus to sell electricity purchased under contracts with NUGs.  PPL Electric purchases electricity from the NUGs at contractual rates and then sells the electricity at the same price to PPL EnergyPlus.  These purchases totaled $156 million in 2007, $157 million in 2006 and $148 million in 2005.  These amounts are included in the Statements of Income as "Energy purchases from affiliate" by PPL Energy Supply, and as "Wholesale electric to affiliate" by PPL Electric.

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

	2007	2006	2005

PPL Energy Supply	$230	$220	$202
PPL Electric	112	130	121

Sale of Bolivian Businesses (PPL and PPL Energy Supply)

See Note 10 for details about the July 2007 sale of PPL's Bolivian businesses to a group organized by their local management and employees of the companies.

Intercompany Borrowings

(PPL Energy Supply)

PPL Energy Supply had no notes receivable from affiliates at December 31, 2007 and 2006.  Interest earned on loans to affiliates throughout the year, included in "Other Income - net" on the Statements of Income, was $12 million, $4 million and $3 million for 2007, 2006 and 2005.

In May 2006, PPL Energy Supply terminated a note payable to an affiliate which allowed borrowings up to $650 million until May 2010.  Interest was payable monthly in arrears at LIBOR plus 1%.  There was an insignificant amount of interest expense on this note in 2006.  Such interest expense totaled $9 million in 2005.  Interest expense is reflected in "Interest Expense with Affiliates" on the Statements of Income.

(PPL Electric)

In August 2004, a PPL Electric subsidiary issued a $300 million demand note to an affiliate.  There was a balance outstanding of $277 million at December 31, 2007, and $300 million at December 31, 2006.  Interest is due quarterly at a rate equal to the 3-month LIBOR plus 1% in 2007 and 1.25% in 2006 and 2005.  This note is shown on the Balance Sheets as "Note receivable from affiliate."  Interest earned on the note is included in "Other Income - net" on the Statements of Income, and was $19 million, $20 million and $14 million for 2007, 2006 and 2005.

Intercompany Derivatives (PPL Energy Supply)

In 2007, 2006, and 2005, PPL Energy Supply entered into a combination of average rate forwards and average rate options with PPL to sell British pounds sterling.  These hedging instruments had terms identical to average rate forwards and average rate options entered into by PPL with third parties to protect expected income denominated in British pounds sterling.  Gains and losses on these hedging instruments are included in "Other income - net" on the Statements of Income.  For 2007, 2006, and 2005, PPL Energy Supply recorded net losses of $4 million, $4 million and $1 million.  None of these instruments were outstanding at December 31, 2007 and 2006.

In 2007, PPL Energy Supply entered into forward contracts with PPL to sell Chilean pesos.  These hedging instruments had terms identical to forward sales contracts entered into by PPL with third parties to protect the value of its net investment in Emel as well as a portion of the proceeds in excess of its net investment expected from the then-anticipated sale of Emel.  None of these contracts were outstanding at December 31, 2007.  For 2007, PPL Energy Supply's Statement of Income reflects losses of $7 million in "Other income - net" and $23 million in Discontinued Operations related to these contracts.

In 2007, PPL Energy Supply also entered into forward contracts with PPL to sell British pounds sterling to protect the value of a portion of its net investment in WPD.  These hedging instruments have terms identical to forward sales contracts entered into by PPL with third parties.  At December 31, 2007, the total notional amount of these contracts was £98 million (approximately $193 million).  The market value of these positions, representing the amount PPL Energy Supply would receive from PPL and PPL would receive from third parties upon their termination, was $3 million and is reflected in the foreign currency translation adjustment component of accumulated other comprehensive loss and "Price risk management assets" on the Balance Sheet at December 31, 2007.

Trademark Royalties (PPL Energy Supply)

A PPL subsidiary owns PPL trademarks and bills certain affiliates for their use.  PPL Energy Supply was allocated $39 million of this license fee in 2007, $36 million in 2006 and $31 million in 2005.  These allocations are primarily included in "Other operation and maintenance" on the Statements of Income.

Transmission (PPL Energy Supply and PPL Electric)

PPL Energy Supply owns no domestic transmission or distribution facilities, other than facilities to interconnect its generation with the electric transmission system.  Therefore, PPL EnergyPlus and other PPL Generation subsidiaries must pay PJM, the operator of the transmission system, to deliver the energy these subsidiaries supply to retail and wholesale customers in PPL Electric's franchised territory in eastern and central Pennsylvania.  PJM in turn pays PPL Electric for the use of its transmission system.  PPL eliminates the impact of these revenues and expenses on its consolidated Statements of Income.

Other (PPL Energy Supply and PPL Electric)

See Note 1 for a discussion regarding the intercompany tax sharing policy.  See Notes 1 and 8 for discussions regarding capital transactions between PPL and its affiliates.  See Note 13 for discussions regarding intercompany allocations of defined benefits.

17. Other Income - Net

(PPL, PPL Energy Supply and PPL Electric)

The breakdown of "Other Income - net" was:

	2007	2006	2005
PPL

Other Income
Interest income	$61	$33	$17
Earnings on nuclear decommissioning trust	13	6	5
Gain on sale of real estate	12
Hyder liquidation distributions (Note 9)	6	27
Gain on transfer of international equity investment (Note 9)	5	5
Equity earnings	4	4	3
Gain on sale of investment in an unconsolidated affiliate (Note 9)		3
Miscellaneous - Domestic	7	8	7
Miscellaneous - International	4		5
Total	112	86	37
Other Deductions
Hedging activity	8
Charitable contributions	4	4	4
Non-operating taxes, other than income	2	2	1
Impairment of investment in U.K. real estate (Note 9)		8
Miscellaneous - Domestic		6	6
Miscellaneous - International	3	4	2
Other Income - net	$95	$62	$24

PPL Energy Supply

Other Income
Interest income	$48	$18	$8
Affiliated interest income (Note 16)	29	21	15
Earnings on nuclear decommissioning trust	13	6	5
Gain on sale of real estate	8
Hyder liquidation distributions (Note 9)	6	27
Gain on transfer of international equity investment (Note 9)	5	5
Equity earnings	4	4	4
Gain on sale of investment in an unconsolidated affiliate (Note 9)		3
Miscellaneous - Domestic	4	5	1
Miscellaneous - International	4		5
Total	121	89	38
Other Deductions
Hedging activity	8
Non-operating taxes, other than income	2	1	1
Impairment of investment in U.K. real estate (Note 9)		8
Miscellaneous - Domestic		6	3
Miscellaneous - International	3	4	2
Other Income - net	$108	$70	$32

PPL Electric

Other Income
Affiliated interest income (Note 16)	$19	$20	$14
Interest income	9	12	7
Gain on sale of real estate	4
Miscellaneous	1	1	2
Total	33	33	23
Other Deductions	2	2	2
Other Income - net	$31	$31	$21
18. Derivative Instruments and Hedging Activities

(PPL and PPL Energy Supply)

Management of Market Risk Exposures

Market risk is the potential loss PPL and PPL Energy Supply may incur as a result of price changes associated with a particular financial or commodity instrument.  PPL and PPL Energy Supply are exposed to market risk from:

•
commodity price risk for energy and energy-related products associated with the sale of electricity from its generating assets and other electricity marketing activities, the purchase of fuel for the generating assets and energy trading activities, and the purchase of certain metals necessary for the scrubbers PPL Energy Supply is installing at some of its coal-fired generating stations;

•
interest rate risk associated with variable-rate debt and the fair value of fixed-rate debt used to finance operations, as well as the fair value of debt securities invested in by PPL Energy Supply's nuclear decommissioning trust funds;

•	foreign currency exchange rate risk associated with investments in affiliates in the U.K., as well as purchases of equipment in currencies other than U.S. dollars; and
•	equity securities price risk associated with the fair value of equity securities invested in by PPL Energy Supply's nuclear decommissioning trust funds.

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

PPL and PPL Energy Supply utilize forward contracts, futures contracts, options, swaps and structured deals such as tolling agreements as part of its risk management strategy to minimize unanticipated fluctuations in earnings caused by commodity price, interest rate and foreign currency volatility.  All derivatives are recognized on the balance sheet at their fair value, unless they meet criteria for exclusion under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and interpreted.  See discussion in "Accounting Designations" below.

Fair Value Hedges

PPL and PPL Energy Supply enter into financial contracts to hedge fluctuations in the market value of existing debt issuances, which range in maturity through 2047 for PPL and 2046 for PPL Energy Supply.  PPL and PPL Energy Supply also enter into foreign currency forward contracts to hedge the exchange rates associated with firm commitments denominated in foreign currencies.  These forward contracts range in maturity through 2008.

PPL and PPL Energy Supply did not recognize significant gains or losses resulting from hedges of firm commitments that no longer qualified as fair value hedges for 2007, 2006 or 2005.  PPL and PPL Energy Supply also did not recognize any gains or losses resulting from the ineffective portion of fair value hedges for these years.

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

Net investment hedge activity is reported in the foreign currency translation adjustment component of other comprehensive income.  These contracts range in maturity through 2011.  During 2007, PPL and PPL Energy Supply recognized net investment hedge gains, after tax, of $2 million in other comprehensive income.  During 2006 and 2005, PPL and PPL Energy Supply recognized insignificant amounts in other comprehensive income (loss) related to net investment hedge activity.  At December 31, 2007, $4 million of accumulated net investment hedge losses, after tax, were included in the foreign currency translation adjustment component of accumulated other comprehensive loss compared to $6 million at December 31, 2006.

Cash flow hedges are discontinued if it is no longer probable that the original forecasted transaction will occur by the end of the originally specified time periods.  In certain instances, amounts previously recorded in accumulated other comprehensive loss are reclassified to earnings.  Such reclassifications were losses of $3 million, after tax, in 2007, gains of $5 million, after tax, in 2006, and not significant in 2005.

For 2007, 2006 and 2005, hedge ineffectiveness associated with energy derivatives was, after tax, a loss of $3 million, a gain of $8 million and a loss of $3 million.

For 2007, 2006 and 2005, hedge ineffectiveness associated with interest rate and foreign currency derivatives was not significant.

This table shows the accumulated net unrealized after-tax losses on qualifying derivatives (excluding net investment hedges), which are included in accumulated other comprehensive loss.

	2007	2006
PPL
Beginning of year	$(51)	$(246)
Net change associated with current period hedging activities and other	(191)	43
Net change from reclassification into earnings (a)	50	152
End of year	$(192)	$(51)

PPL Energy Supply
Beginning of year	$(52)	$(237)
Net change associated with current period hedging activities and other	(179)	38
Net change from reclassification into earnings (a)	43	147
End of year	$(188)	$(52)

(a)
The year 2006 includes $7 million for the acceleration of unrealized gains associated with the Griffith plant that have been recorded in Discontinued Operations.  See Note 10 for additional information.

At December 31, 2007, the accumulated net unrealized after-tax losses on qualifying derivatives that are expected to be reclassified into earnings during the next 12 months is $10 million for PPL and $8 million for PPL Energy Supply.  Amounts are reclassified as the energy contracts go to delivery and as interest payments are made.

Normal Purchase / Normal Sale Exception

PPL's and PPL Energy Supply's "normal" portfolio includes derivative contracts for full requirements energy, emission allowances, gas and capacity; these contracts range in maturity through 2027.  Due to the "normal" election permitted by SFAS 133, these contracts receive accrual accounting.  The net fair value of these contracts was:

	(Losses) Gains
	2007	2006

PPL	$(140)	$162
PPL Energy Supply	(138)	170

Economic Activity

PPL and PPL Energy Supply have entered into energy derivative transactions that economically hedge a specific risk, but do not qualify for hedge accounting under SFAS 133.  The unrealized gains and losses on these transactions are considered non-trading activities and are reflected on the Statements of Income in "Wholesale energy marketing" or "Energy-related businesses" revenues, or "Fuel" or "Energy purchases" expenses.  For 2007, the pre-tax net gain reflected in earnings from these transactions, including the amortization of premiums on options, was $58 million.  For 2006, the pre-tax net loss reflected in earnings was $19 million.  The impact of these transactions was insignificant for 2005.

The net gain recorded for 2007 resulted primarily from a $41 million increase in electricity positions and a $16 million increase in oil positions due to favorable changes in market prices.  Included in the electricity amount are gains totaling $19 million for the fair value of capacity contracts in PJM.  This change increased income from continuing operations and net income by $11 million ($0.03 per share, basic and diluted, for PPL).  PJM implemented its Reliability Pricing Model (RPM) in April 2007.  Prior to the RPM, PPL recorded valuation reserves for capacity contracts due to the lack of liquidity and reliable, observable prices in the marketplace.  With the implementation of the RPM and the completion of PJM capacity auctions, forward capacity prices became sufficiently observable and PPL no longer reserves for capacity contracts in PJM.

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

•	Any wholesale and retail contracts to sell electricity and the related capacity that do not meet the definition of a derivative receive accrual accounting.

•	Physical electricity-only transactions can receive cash flow hedge treatment if all of the qualifications under SFAS 133 are met.

•
Physical capacity-only transactions to sell excess capacity from PPL's generation are considered "normal."  The forward value of these transactions is not recorded in the financial statements and has no earnings impact until delivery.

•	Any physical energy sale or purchase deemed to be a "market call" is considered speculative, with unrealized gains or losses recorded immediately through earnings.

•
Financial transactions, which can be settled in cash, cannot be considered "normal" because they do not require physical delivery.  These transactions can receive cash flow hedge treatment if they lock in the price PPL will receive or pay for energy expected to be sold or purchased in the spot market.

•
FTRs, although economically effective as electricity basis hedges, do not currently qualify for hedge accounting treatment.  Unrealized and realized gains and losses from FTRs that were entered into to offset probable transmission congestion expenses are recorded in "Energy purchases" on the Statements of Income.  However, PPL records a reserve on the unrealized value of FTRs to take into account the illiquidity of the external market to value the contracts.

•
Physical and financial transactions for gas and oil to meet fuel and retail requirements can receive cash flow hedge treatment if they lock-in the price PPL will pay and meet the definition of a derivative.

•	Certain option contracts may receive hedge accounting treatment. Those that are not eligible are marked to market through earnings.

Any unrealized gains or losses on transactions receiving cash flow hedge treatment to the extent they are highly effective are recorded in other comprehensive income.  These unrealized gains and losses become realized when the contracts settle and are recognized in income when the hedged transactions occur.

In addition to energy-related transactions, PPL enters into financial interest rate and foreign currency swap contracts to hedge interest rate and foreign currency risk associated with both existing and anticipated debt issuances.  PPL and PPL Energy Supply also enter into foreign currency swap contracts to hedge the fair value of firm commitments denominated in a foreign currency and net investments in foreign operations.  As with energy transactions, the circumstances and intent existing at the time of the transaction determine a contract's accounting designation, which is subsequently verified by an independent internal group on a daily basis.  The following is a summary of certain guidelines that have been provided to PPL's Finance Department, which is responsible for contract designation.

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

•
Transactions entered into to hedge the value of a net investment of foreign operations can be designated as net investment hedges.  To the extent that the derivatives are highly effective at hedging the value of the net investment, gains and losses are recorded in the foreign currency translation adjustment component of other comprehensive income/loss and will not be recorded in earnings until the investment is substantially liquidated.

•	Derivative transactions that do not qualify for hedge accounting treatment are marked to market through earnings.

Credit Concentration

(PPL, PPL Energy Supply and PPL Electric)

PPL and its subsidiaries enter into contracts with many entities for the purchase and sale of energy.  Many of these contracts are considered a normal part of doing business and, as such, the fair value of these contracts is not reflected in the financial statements.  However, the fair value of these contracts is considered when committing to new business from a credit perspective.

PPL and its subsidiaries have credit exposure to energy trading partners.  The majority of these exposures are the fair value of multi-year contracts for energy sales and purchases.  Therefore, if these counterparties fail to perform their obligations under such contracts, PPL and its subsidiaries would not experience an immediate financial loss but would experience lower revenues or higher costs in future years to the extent that replacement sales or purchases could not be made at the same prices as those under the defaulted contracts.

PPL and its subsidiaries generally have the right to request collateral, in the forms of cash or letters of credit, from their counterparties in the event that the counterparties' credit ratings fall below investment grade or their exposure exceeds an established credit limit.  It is also the policy of PPL and its subsidiaries to enter into netting agreements with their counterparties to limit credit exposure.

(PPL)

At December 31, 2007, PPL had credit exposure of $491 million to energy trading partners, excluding the effects of netting arrangements.  One of the counterparties accounted for 37% of this exposure and no other individual counterparty accounted for more than 8% of the exposure.  Ten counterparties accounted for $344 million, or 70%, of the total exposure.  Seven of these counterparties had an investment grade credit rating from S&P and accounted for 37% of the top 10 exposure.  The three counterparties that are not rated investment grade have posted collateral in the form of a letter of credit as per the terms and conditions of their respective contracts and all three counterparties are current on their obligations.  As a result of netting arrangements, PPL's credit exposure was reduced to $433 million.

(PPL Energy Supply)

At December 31, 2007, PPL Energy Supply had credit exposure of $462 million to energy trading partners, excluding the effects of netting arrangements.  One of the counterparties accounted for 40% of this exposure and no other individual counterparty accounted for more than 8% of the exposure.  Ten counterparties accounted for $343 million or 74% of the total exposure.  Seven of these counterparties had an investment grade credit rating from S&P and accounted for 37% of the top 10 exposure.  The three counterparties that are not rated investment grade have posted collateral in the form of a letter of credit as per the terms and conditions of their respective contracts and all three counterparties are current on their obligations.  As a result of netting arrangements, PPL Energy Supply's credit exposure was reduced to $404 million.

PPL Energy Supply has credit exposure to PPL Electric under the long-term contract for PPL EnergyPlus to supply PPL Electric's PLR load.  This exposure is excluded from the exposure discussed above.  See Note 16 for additional information on the related party credit exposure.

(PPL Electric)

At December 31, 2007, PPL Electric had credit exposure of $29 million as a result of its two solicitation bids in 2007 for the 2010 PLR supply.  The successful bidders were six suppliers, all of which had an investment grade credit rating from S&P.

PPL EnergyPlus was one of the successful bidders in the first competitive solicitation process.  PPL Electric has credit exposure to PPL Energy Supply under the PLR contracts and the first competitive solicitation.  These exposures are excluded from the exposure discussed above.  See Note 16 for additional information on the related party credit exposure.

19. Restricted Cash and Cash Equivalents

(PPL, PPL Energy Supply and PPL Electric)

The following table details the components of restricted cash and cash equivalents by reporting entity and by type.

	December 31, 2007
	PPL	PPL Energy Supply	PPL Electric
Current:
Collateral for letters of credit (a)	$41		$41
Deposits for trading purposes with NYMEX broker	119	$119
Counterparty collateral	26	26
Client deposits	16
Miscellaneous	1	1	1
Total current	203	146	42
Noncurrent:
Required deposits of WPD (b)	18	18
PPL Transition Bond Company Indenture reserves (c)	42		42
Escrowed funds related to Exempt Facility Revenue Bonds	19	19
Total noncurrent	79	37	42
	$282	$183	$84

	December 31, 2006
	PPL	PPL Energy Supply	PPL Electric
Current:
Collateral for letters of credit (a)	$42		$42
Deposits for trading purposes with NYMEX broker	42	$42
Counterparty collateral	6	6
Client deposits	9
Miscellaneous	3	3	1
Total current	102	51	43
Noncurrent:
Required deposits of WPD (b)	20	20
PPL Transition Bond Company Indenture reserves (c)	33		33
Total noncurrent	53	20	33
	$155	$71	$76

(a)
A deposit with a financial institution of funds from the asset-backed commercial paper program to fully collateralize $41 million and $42 million of letters of credit at December 31, 2007 and 2006.  See Note 8 for further discussion on the asset-backed commercial paper program.

(b)	Includes insurance reserves of $17 million and $19 million at December 31, 2007 and 2006.
(c)	Credit enhancement for PPL Transition Bond Company's $2.4 billion Series 1999-1 Bonds to protect against losses or delays in scheduled payments.

20. Goodwill and Other Intangible Assets

Goodwill (PPL and PPL Energy Supply)

Goodwill by segment at December 31 was:

	2007	2006	2005

Supply	$94	$94	$94
International Delivery	897	1,005	921
PPL Energy Supply	991	1,099	1,015
Pennsylvania Delivery		55	55
PPL	$991	$1,154	$1,070

In 2007, the decrease of $108 million in the International Delivery segment reflects a $160 million decrease due to the sale of the Latin American businesses.  This decrease was partially offset by increases of $51 million due to the effect of changes in foreign currency exchange rates and a $1 million tax adjustment pursuant to EITF 93-7, "Uncertainties Related to Income Taxes in a Purchase Business Combination."  The decrease of $55 million in the Pennsylvania Delivery segment was attributable to the transfer of goodwill associated with the natural gas distribution and propane businesses to "Assets held for sale" on the Balance Sheet as a result of the anticipated sale of these businesses.  See Note 10 for additional information.

In 2006, the increase of $84 million in the International Delivery segment was attributable to an increase of $100 million due to the effect of changes in foreign currency exchange rates, offset by $16 million of adjustments pursuant to EITF Issue 93-7.  The $16 million of adjustments includes a $12 million adjustment to decrease goodwill related to the transfer of WPD tax items (see Note 5), a $9 million net increase based upon actions taken by the U.K. taxing authority and an $8 million decrease associated with monetary indexation of assets at WPD.

Other Intangible Assets

(PPL)

The gross carrying amount and the accumulated amortization of other intangible assets were:

	December 31, 2007		December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Subject to amortization:
Land and transmission rights (a)	$235	$108	$270	$109
Emission allowances (b)	123		191
Licenses and other	109	41	104	46
Not subject to amortization due to indefinite life:
Land and transmission rights	15		17
Easements	78		64
	$560	$149	$646	$155

(a)	In 2007, PPL recorded a $23 million impairment of certain transmission rights. These rights are a component of the Supply segment. See Note 15 for additional information.
(b)
Removed from the Balance Sheets and expensed when consumed or sold.  Consumption expense was $108 million, $34 million and $31 million in 2007, 2006 and 2005. Consumption of emission allowances is estimated at $34 million for 2008, $49 million for 2009, $26 million for 2010, $22 million for 2011, and $14 million for 2012.

Current intangible assets and long-term intangible assets are included in "Other intangibles" in their respective areas on the Balance Sheets.

Amortization expense, excluding consumption of emission allowances, was $7 million for 2007 and $9 million for 2006 and 2005.  Amortization expense, excluding consumption of emission allowances, is estimated at $7 million per year for 2008 through 2012.

(PPL Energy Supply)

The gross carrying amount and the accumulated amortization of other intangible assets were:

	December 31, 2007		December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Land and transmission rights (a)	$43	$22	$79	$22
Emission allowances (b)	123		191
Easements (c)	78		64
Licenses and other	109	41	103	46
	$353	$63	$437	$68

(a)	In 2007, PPL Energy Supply recorded a $23 million impairment of certain transmission rights. These rights are a component of the Supply segment. See Note 15 for additional information.
(b)
Removed from the Balance Sheets and expensed when consumed or sold.  Consumption expense was $108 million, $34 million and $31 million in 2007, 2006 and 2005.
Consumption of emission allowances is estimated at $34 million for 2008, $49 million for 2009, $26 million for 2010, $22 million for 2011, and $14 million for 2012.

(c)	Not subject to amortization due to indefinite life.

Current intangible assets and long-term intangible assets are presented as "Other intangibles" in their respective areas on the Balance Sheets.

Amortization expense, excluding consumption of emission allowances, was $4 million for 2007, 2006 and 2005.  Amortization expense, excluding consumption of emission allowances, is estimated at $4 million per year for 2008 through 2012.

(PPL Electric)

The gross carrying amount and the accumulated amortization of intangible assets, which consist only of land and transmission rights, were:

	December 31, 2007		December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Subject to amortization	$192	$86	$185	$84
Not subject to amortization due to indefinite life	15		17
	$207	$86	$202	$84

Intangible assets are shown as "Intangibles" on the Balance Sheets.

Amortization expense was $2 million for 2007, 2006 and 2005.  Amortization expense is estimated at $2 million per year for 2008 through 2012.

(PPL, PPL Energy Supply and PPL Electric)

The annual provisions for amortization have been computed principally in accordance with the following weighted-average assets lives (in years):

Weighted-Average Life

Land and transmission rights	65
Emission allowances	3
Licenses and other	35

Following are the weighted-average rates of amortization at December 31.

	2007	2006

Land and transmission rights	1.22%	1.22%
Emission allowances (a)
Licenses and other	4.91%	4.01%

(a)	Expensed when consumed.

21. Asset Retirement Obligations and Nuclear Decommissioning

Asset Retirement Obligations

(PPL and PPL Energy Supply)

Based on the requirements of SFAS 143, "Accounting for Asset Retirement Obligations," PPL and PPL Energy Supply identified various legal obligations to retire long-lived assets, the largest of which relates to the decommissioning of the Susquehanna plant.  PPL and PPL Energy Supply identified and recorded other AROs related to significant interim retirements at the Susquehanna plant, and various environmental requirements for coal piles, ash basins and other waste basin retirements at Susquehanna and other facilities.

PPL and PPL Energy Supply adopted FIN 47, "Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143," effective December 31, 2005.  FIN 47 clarifies that an entity is required to recognize a liability for the fair value of a conditional ARO when incurred if the fair value of the ARO can be reasonably estimated.  FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an ARO.

PPL and PPL Energy Supply identified several conditional AROs.  The most significant of these related to the removal and disposal of asbestos-containing material at various generation plants.  The fair value of the portion of these obligations that could be reasonably estimated was recorded at December 31, 2005, and resulted in AROs of $14 million and a cumulative effect of adoption that decreased net income by $8 million (net of tax benefit of $6 million), or $0.02 per share for PPL.

PPL Global identified and recorded conditional AROs that related to treated wood poles and fluid-filled cables, which had an insignificant impact on the financial statements.

In addition to the AROs that were recorded for asbestos-containing material, PPL and PPL Energy Supply identified other asbestos-related obligations, but were unable to reasonably estimate their fair values.  These retirement obligations could not be reasonably estimated due to indeterminable settlement dates.  The generation plants, where significant amounts of asbestos-containing material are located, have been well maintained and large capital and environmental investments are being made at these plants.  During the previous five years, the useful lives of the plants had been reviewed and in most cases significantly extended.  See Note 1 for further discussion related to the extension of the useful lives of these assets.  Due to these circumstances, PPL management was unable to reasonably estimate a settlement date or range of settlement dates for the remediation of all of the asbestos-containing material at the generation plants.  If economic events or other circumstances change that enable PPL and PPL Energy Supply to reasonably estimate the fair value of these retirement obligations, they will be recorded at that time.

PPL and PPL Energy Supply also identified legal retirement obligations that could not be reasonably estimated at that time.  These items included requirements associated with the retirement of a reservoir and certain transmission assets.  These retirement obligations could not be reasonably estimated due to indeterminable settlement dates.

The changes in the carrying amounts of AROs were:

	2007	2006

ARO at beginning of year	$336	$298
Accretion expense	27	24
New obligations incurred	9	4
Change in estimated cash flow or settlement date	11	14
Obligations settled	(7)	(4)
ARO at end of year	$376	$336

Costs and settlement dates of retirement obligations, which affect the carrying value of AROs, are reviewed periodically to ensure that any material changes are incorporated into the latest estimate of the obligations.  PPL and PPL Energy Supply changed estimated settlement dates on several AROs, the most significant being the ash basin at the Martins Creek plant in 2007 and the ash basins at the Brunner Island and Montour plants in 2006.  In addition, revised estimates were obtained of asbestos-containing material expected to be remediated in future years.  The effect of these changes was to increase the ARO liability and related plant balances by $11 million for 2007 and $14 million for 2006.  The 2007 and 2006 income statement impact of these changes was insignificant.

(PPL Electric)

PPL Electric adopted FIN 47 effective December 31, 2005.  PPL Electric did not record any AROs upon adoption of this standard.  PPL Electric identified legal retirement obligations for the retirement of certain transmission assets that could not be reasonably estimated due to indeterminable settlement dates.  These assets are located on rights-of-way that allow the grantor to require PPL Electric to relocate or remove the assets.  Since this option is at the discretion of the grantor of the right-of-way, PPL Electric is unable to determine when these events may occur.

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

Accrued nuclear decommissioning expenses, as determined under the provisions of SFAS 143, "Accounting for Asset Retirement Obligations," were $298 million and $276 million at December 31, 2007 and 2006, and are included in "Asset retirement obligations" on the Balance Sheets.  Accretion expense, as determined under the provisions of SFAS 143, was $22 million in 2007, $21 million in 2006 and $19 million in 2005, and is included in "Other operation and maintenance" on the Statements of Income.

Amounts collected from PPL Electric's customers for decommissioning, less applicable taxes, are deposited in external trust funds for investment and can only be used for future decommissioning costs.  To the extent that the actual costs for decommissioning exceed the amounts in the nuclear decommissioning trust funds, PPL Susquehanna would be obligated to fund 90% of the shortfall.

In accordance with SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," securities held by the nuclear decommissioning trust funds are classified as available-for-sale.  Available-for-sale securities are carried on the balance sheet at fair value.  Unrealized gains and losses on available-for-sale securities are reported, net of tax, in other comprehensive income or are recognized currently in earnings when a decline in fair value is determined to be other than temporary.

In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" (FSP 115-1), which was effective for PPL and PPL Energy Supply beginning January 1, 2006.  Among other things, FSP 115-1 indicated that existing guidance, particularly SEC Staff Accounting Bulletin Topic 5M, "Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities" (SAB Topic 5M), should be used to determine if a decline in a security's value is other than temporary.  Clarification related to applying the guidance in SAB Topic 5M has established the ability to hold an investment until it recovers its value as a required element in determining if an individual security is other than temporarily impaired.  Based on this clarification and as a result of NRC requirements that nuclear decommissioning trusts be managed by independent investment managers, with discretion to buy and sell securities in the trusts, PPL Susquehanna has concluded that during 2007 and 2006 it was unable to demonstrate the ability to hold an impaired security until it recovers its value.  Accordingly, for 2007 and 2006, unrealized losses represented other than temporary impairments, which required a current period charge to earnings.  Unrealized gains continued to be recorded to other comprehensive income.

In 2006, PPL and PPL Energy Supply recorded a charge of $6 million ($3 million after tax, or $0.01 per share for PPL) to reflect the cumulative impact of the other-than-temporary impairment of affected securities.

For 2007, PPL and PPL Energy Supply recorded a charge of $3 million to reflect the impact for 2007 of the other-than-temporary impairment of affected securities.  The impairment charge is reflected in "Other Income-net" on PPL's and PPL Energy Supply's Statements of Income.

The following tables show the gross unrealized gains recorded in OCI and the related fair values for the securities held in the nuclear decommissioning trust funds.

	December 31, 2007
	Gross Unrealized Gains	Fair Value

Cash and cash equivalents		$10
Equity securities	$136	356
Debt securities
U.S. Treasury	5	93
Municipality	1	53
Corporate	1	31
Other		12
Total debt securities	7	189
Total	$143	$555

	December 31, 2006
	Gross Unrealized Gains	Fair Value

Cash and cash equivalents		$7
Equity securities	$122	339
Debt securities
U.S. Treasury	2	78
Municipality	1	52
Corporate		20
Other		14
Total debt securities	3	164
Total	$125	$510

Of the $189 million of government obligations and other debt securities held at December 31, 2007, $9 million mature within one year, $79 million mature after one year through five years, $48 million mature after five years through ten years and $53 million mature after ten years.

The following table shows proceeds from and realized gains and (losses) on sales of securities held in the trust.

	2007	2006	2005

Proceeds from sales	$175	$211	$223
Gross realized gains	15	10	10
Gross realized losses	(10)	(6)	(12)

The proceeds from the sales of securities are reinvested in the trust.  These funds, along with deposits of amounts collected from customers, are used to pay income taxes and fees related to managing the trust.  Due to the restricted nature of these investments, they are not included in cash and cash equivalents.

Unrealized gains (net of unrealized losses for 2005) associated with the period decreased accumulated other comprehensive loss by:

	2007	2006	2005

Pre-tax	$23	$49	$12
After-tax	11	13	7

Gains (net of losses for 2005) reclassified from accumulated other comprehensive loss and realized in "Other Income - net" on the Statements of Income were:

	2007	2006	2005

Pre-tax	$5	$6	$(2)
After-tax	3	3	(1)

In 2006, PPL Susquehanna applied to the NRC for 20-year license renewals for each of the Susquehanna units to extend their expiration dates from 2022 to 2042 for Unit 1 and from 2024 to 2044 for Unit 2.  PPL cannot predict whether or when the NRC approval will be obtained.

22. Variable Interest Entities

(PPL and PPL Energy Supply)

PPL Energy Supply is the primary beneficiary of the Lower Mt. Bethel generation facility, and therefore consolidates this variable interest entity.  In December 2001, a subsidiary of PPL Energy Supply entered into a $455 million operating lease arrangement, as lessee, for the development, construction and operation of a 582 MW gas-fired combined-cycle generation facility located in Lower Mt. Bethel Township, Northampton County, Pennsylvania.  The lessor was created for the sole purpose of owning the facilities and incurring the related financing costs.  The initial lease term commenced on the date of commercial operation, which occurred in May 2004, and ends in December 2013.  The lease financing, which is included in "Long-term Debt" and "Minority Interest," is secured by, among other things, the generation facility.  At December 31, 2007 and 2006, the facility had a carrying value of $441 million and $448 million, including leasehold improvements, net of accumulated depreciation and amortization of $40 million and $27 million, and was included in "Property, Plant and Equipment" and "Other intangibles" on the Balance Sheets.

Prior to February 2007, a subsidiary of PPL Energy Supply, WPD LLP, held a significant variable interest in the SIUK Capital Trust I; however it was not consolidated because WPD LLP was not the primary beneficiary.  SIUK Capital Trust I issued $82 million of 8.23% preferred securities maturing in February 2027 and invested the proceeds in 8.23% Subordinated Debentures maturing in February 2027 issued by SIUK Limited.  Thus, the preferred securities were supported by a corresponding amount of subordinated debentures.  SIUK Limited owned all of the common securities of SIUK Capital Trust I and guaranteed all of SIUK Capital Trust I's obligations under the preferred securities.  In 2003, SIUK Limited transferred its assets and liabilities, including the common securities of SIUK Capital Trust I and the obligations under the subordinated debentures, to WPD LLP. Therefore, WPD LLP guaranteed all of SIUK Capital Trust I's obligations under the preferred securities.  In February 2007, WPD LLP redeemed all of the 8.23% subordinated debentures due 2027 that were held by SIUK Capital Trust I.  The SIUK Capital Trust I was formally terminated in May 2007.  See Note 8 for a discussion of the redemption of the Subordinated Debentures, as well as the common and preferred securities of SIUK Capital Trust I in February 2007.  See Note 16 for a discussion of the presentation of the related party transactions.

23. New Accounting Standards

(PPL, PPL Energy Supply and PPL Electric)

SFAS 141(R)

In December 2007, the FASB issued SFAS 141 (revised 2007), "Business Combinations," which is known as SFAS 141(R) and replaces SFAS 141, "Business Combinations."  PPL and its subsidiaries will adopt SFAS 141(R) prospectively, effective January 1, 2009.  The most significant changes to business combination accounting pursuant to SFAS 141(R) includes requirements or amendments to:

•
recognize with certain exceptions, 100% of the fair values of assets acquired, liabilities assumed, and noncontrolling interests in acquisitions of less than a 100% controlling interest when the acquisition constitutes a change in control of the acquired entity;

•	measure acquirer shares issued in consideration for a business combination at fair value on the acquisition date;
•	recognize contingent consideration arrangements at the acquisition-date fair values, with subsequent changes in fair value generally reflected through earnings;
•	recognize pre-acquisition loss and gain contingencies at their acquisition-date fair values, with certain exceptions;
•	capitalize in-process research and development assets acquired;
•	expense, as incurred, acquisition-related transaction costs;
•	capitalize acquisition-related restructuring costs only if the criteria in SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," are met as of the acquisition date;
•	recognize changes that result from a business combination transaction in an acquirer's existing income tax valuation allowances and tax uncertainty accruals as adjustments to income tax expense;
•
recognize changes in unrecognized tax benefits acquired in a business combination, including business combinations that have occurred prior to January 1, 2009, in income tax expense rather than in goodwill; and

•	provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use.

The adoption of SFAS 141(R) will impact the accounting for business combinations for which the acquisition date is on or after January 1, 2009.  As noted above, it will also impact all changes to tax uncertainties and income tax valuation allowances established for business combinations that have occurred prior to January 1, 2009.  Early adoption is prohibited.  The potential impact of adoption to the financial statements is not yet determinable but it could be material.

SFAS 157, as amended

In September 2006, the FASB issued SFAS 157, "Fair Value Measurements."  SFAS 157 provides a definition of fair value as well as a framework for measuring fair value.  In addition, SFAS 157 expands the fair value disclosure requirements of other accounting pronouncements to require, among other things, disclosure of the methods and assumptions used to measure fair value as well as the earnings impact of certain fair value measurement techniques.  SFAS 157 does not expand the use of fair value measurements in existing accounting pronouncements.

In February 2008, the FASB amended SFAS 157 through the issuance of FSP FAS 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" and FSP FAS 157-2, "Effective Date of FASB Statement No. 157."  FSP FAS 157-1 is effective upon the initial adoption of SFAS 157 and amends SFAS 157 to exclude from its scope, certain accounting pronouncements that address fair value measurements associated with leases.  FSP FAS 157-2 is effective upon issuance and delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

As permitted by this guidance, PPL and its subsidiaries will partially adopt SFAS 157, as amended, prospectively, effective January 1, 2008; limited retrospective application for financial instruments that were previously measured at fair value in accordance with footnote 3 of EITF Issue No. 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities," is not expected to be required.  The January 1, 2008 adoption of SFAS 157, as amended, is not expected to have a significant impact on PPL and its subsidiaries; however, the impact in periods subsequent to the adoption could be material.

As permitted by this guidance, PPL and its subsidiaries will adopt SFAS 157, as amended, effective January 1, 2009, for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis.  PPL and its subsidiaries are in the process of evaluating the impact of adopting SFAS 157, as amended, for these items.  The potential impact of this adoption is not yet determinable, but it could be material.

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

PPL and its subsidiaries will adopt SFAS 159 effective January 1, 2008.  PPL and its subsidiaries do not plan to elect the fair value option for any existing items; therefore, the January 1, 2008 adoption of SFAS 159 is not expected to have an impact on PPL and its subsidiaries.  However, if the fair value option is elected for eligible items in periods subsequent to the initial adoption, the impact could be material.

SFAS 160

In December 2007, the FASB issued SFAS 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51."  The objective of SFAS 160 is to improve the relevancy, comparability, and transparency of the financial information an entity provides when it has a noncontrolling interest in a subsidiary and when it deconsolidates a subsidiary.  SFAS 160 requires that:

•
The ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent's equity.

•	The amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income.

•
Changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently.  A parent's ownership interest in a subsidiary changes if the parent purchases additional ownership interests in its subsidiary or if the parent sells some of its ownership interests in its subsidiary.  It also changes if the subsidiary reacquires some of its ownership interests or the subsidiary issues additional ownership interests.  All of those transactions are economically similar, and SFAS 160 requires that they be accounted for similarly, as equity transactions.

•
When a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value.  The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment.

•	Entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.

PPL and its subsidiaries will adopt SFAS 160 prospectively, effective January 1, 2009, concurrent with the adoption of SFAS 141(R), except for the presentation and disclosure requirements, which require retrospective application.  The potential impact of adoption to the financial statements is not yet determinable, but it could be material.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(Millions of Dollars)

		Additions
	Balance at Beginning of Period	Charged to Income	Charged to Other Accounts	Deductions	Balance at End of Period
Reserves deducted from assets on the Balance Sheet

PPL Corporation
Uncollectible accounts including unbilled revenues
2007	$52	$40		$52	$40
2006	90	33		71	52
2005	89	28	$2	29	90
Deferred tax valuation allowance
2007	189		2	5	186
2006	148		44	3	189
2005	164		2	18	148

PPL Energy Supply, LLC
Uncollectible accounts including unbilled revenues
2007	$31			$9	$22
2006	67	$5		41	31
2005	70	2		5	67
Deferred tax valuation allowance
2007	178		$2	6	174
2006	144		37	3	178
2005	160		2	18	144

PPL Electric Utilities Corporation
Uncollectible accounts
2007	$19	$38		$39	$18
2006	20	26		27	19
2005	18	23	$1	22	20

QUARTERLY FINANCIAL, COMMON STOCK PRICE AND DIVIDEND DATA (Unaudited)
PPL Corporation and Subsidiaries
(Millions of Dollars, except per share data)
	For the Quarters Ended (a)
	March 31	June 30	Sept. 30	Dec. 31
2007
Operating revenues as previously reported	$1,638	$1,613	$1,763
Reclassification of PPL Gas Utilities discontinued operations (b)	(94)	(43)
Reclassification of option premium	2	3	11
Operating revenues	1,546	1,573	1,774	$1,605
Operating income as previously reported	403	380
Reclassification of PPL Gas Utilities discontinued operations (b)	(14)	(2)
Operating income	389	378	521	395
Income from continuing operations as previously reported	228
Reclassification of PPL Gas Utilities discontinued operations (b)	(7)
Income from continuing operations	221	244	333	215
Income (Loss) from discontinued operations as previously reported	(25)
Reclassification of PPL Gas Utilities discontinued operations (b)	7
Income (Loss) from discontinued operations	(18)	101	(11)	203
Net income	203	345	322	418
Basic earnings per common share: (c)
Income from continuing operations	0.58	0.63	0.88	0.58
Net income	0.53	0.89	0.85	1.12
Diluted earnings per common share: (c)
Income from continuing operations	0.57	0.62	0.87	0.57
Net income	0.52	0.88	0.84	1.11
Dividends declared per common share (d)	0.305	0.305	0.305	0.305
Price per common share:
High	$41.53	$49.44	$52.79	$54.58
Low	34.43	40.87	45.40	46.36

2006
Operating revenues as previously reported	$1,650	$1,504	$1,612	$1,579
Reclassification of PPL Gas Utilities discontinued operations (b)	(97)	(42)	(23)	(52)
Operating revenues	1,553	1,462	1,589	1,527
Operating income as previously reported	473	359	356	335
Reclassification of PPL Gas Utilities discontinued operations (b)	(11)	(1)	4	(6)
Operating income	462	358	360	329
Income from continuing operations as previously reported	271	190	212	170
Reclassification of PPL Gas Utilities discontinued operations (b)	(6)	1	3	(2)
Income from continuing operations	265	191	215	168
Income (Loss) from discontinued operations as previously reported	9	(9)	14	8
Reclassification of PPL Gas Utilities discontinued operations (b)	6	(1)	(3)	2
Income (Loss) from discontinued operations	15	(10)	11	10
Net income	280	181	226	178
Basic earnings per common share: (c)
Income from continuing operations	0.70	0.50	0.56	0.44
Net income	0.74	0.48	0.59	0.47
Diluted earnings per common share: (c)
Income from continuing operations	0.69	0.50	0.55	0.43
Net income	0.73	0.47	0.58	0.46
Dividends declared per common share (d)	0.275	0.275	0.275	0.275
Price per common share:
High	$32.16	$32.31	$35.23	$37.34
Low	29.21	27.83	32.20	32.39

(a)
Quarterly results can vary depending on, among other things, weather and the forward pricing of power.  In addition, earnings in 2007 and 2006 were affected by special items.  Accordingly, comparisons among quarters of a year may not be indicative of overall trends and changes in operations.

(b)	In July 2007, PPL announced its intention to sell its natural gas distribution and propane businesses. See Note 10 to the Financial Statements for additional information.
(c)	The sum of the quarterly amounts may not equal annual earnings per share due to changes in the number of common shares outstanding during the year or rounding.
(d)
PPL has paid quarterly cash dividends on its common stock in every year since 1946.  In February 2008, PPL announced an increase to its quarterly common stock dividend, payable April 1, 2008, to 33.5 cents per share (equivalent to $1.34 per annum).  Future dividends, declared at the discretion of the Board of Directors, will be dependent upon future earnings, cash flows, financial requirements and other factors.

QUARTERLY FINANCIAL DATA (Unaudited)
PPL Energy Supply, LLC and Subsidiaries
(Millions of Dollars)
	For the Quarters Ended (a)
	March 31	June 30	Sept. 30	Dec. 31
2007
Operating revenues as previously reported	$1,158	$1,231	$1,402
Reclassification of option premium	2	3	11
Operating revenues	1,160	1,234	1,413	$1,241
Operating income	269	290	424	319
Income from continuing operations	172	219	310	197
Income (Loss) from discontinued operations	(25)	101	13	218
Net income	147	320	323	415

2006
Operating revenues	$1,179	$1,129	$1,232	$1,178
Operating income	341	266	242	207
Income from continuing operations	221	167	168	120
Income (Loss) from discontinued operations	9	(9)	14	8
Net income	230	158	182	128

(a)
Quarterly results can vary depending on, among other things, weather and the forward pricing of power.  In addition, earnings in 2007 and 2006 were affected by special items.  Accordingly, comparisons among quarters of a year may not be indicative of overall trends and changes in operations.

QUARTERLY FINANCIAL DATA (Unaudited)
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars)
	For the Quarters Ended (a)
	March 31	June 30	Sept. 30	Dec. 31
2007
Operating revenues	$902	$798	$855	$855
Operating income	111	78	82	79
Net income	57	34	40	32
Income available to PPL	52	30	35	28

2006
Operating revenues	$852	$759	$841	$807
Operating income	114	83	109	112
Net income	52	34	55	53
Income available to PPL	51	30	50	49

(a)
PPL Electric's business is seasonal in nature, with peak sales periods generally occurring in the winter and summer months.  In addition, earnings in 2007 and 2006 were affected by special items.  Accordingly, comparisons among quarters of a year may not be indicative of overall trends and changes in operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

PPL Corporation, PPL Energy Supply, LLC and PPL Electric Utilities Corporation

None.

ITEM 9A. CONTROLS AND PROCEDURES

PPL Corporation, PPL Energy Supply, LLC and PPL Electric Utilities Corporation

(a)	Evaluation of disclosure controls and procedures.

The registrants' principal executive officers and principal financial officers, based on their evaluation of the registrants' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) have concluded that, as of December 31, 2007, the registrants' disclosure controls and procedures are effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period for which this annual report has been prepared.  The aforementioned principal officers have concluded that the disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officers, to allow for timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in "Internal Control - Integrated Framework," our management concluded that our internal control over financial reporting was effective as of December 31, 2007.  The effectiveness of our internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report contained on page 93.

ITEM 9A(T). CONTROLS AND PROCEDURES

PPL Energy Supply, LLC and PPL Electric Utilities Corporation

Management of PPL's non-accelerated filer companies, PPL Energy Supply and PPL Electric, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  PPL's internal control over financial reporting is a process designed to provide reasonable assurance to PPL's management and Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in "Internal Control - Integrated Framework," our management concluded that our internal control over financial reporting was effective as of December 31, 2007.  This annual report does not include an attestation report of Ernst & Young LLP, the companies' registered public accounting firm regarding internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

PPL Corporation and PPL Energy Supply, LLC

On February 27, 2008, PPL announced that Mr. Bryce Shriver, President of PPL Generation and PPL Nuclear Development, LLC plans to retire effective June 1, 2008.

PPL Electric Utilities Corporation

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

PPL Corporation

Additional information for this item will be set forth in the sections entitled "Nominees for Directors," "Directors Continuing in Office," "Board Committees - Audit Committee" and "Section 16(a) Beneficial Ownership Reporting Compliance" in PPL's 2008 Notice of Annual Meeting and Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 2007, and which information is incorporated herein by reference.  There have been no changes to the procedures by which shareowners may recommend nominees to PPL's board of directors since the filing with the SEC of PPL's 2007 Notice of Annual Meeting and Proxy Statement.  Information required by this item concerning the executive officers of PPL is set forth at the end of Part I of this report.

PPL has adopted a code of ethics entitled "Standards of Conduct and Integrity" that applies to all directors, managers, trustees, officers (including the principal executive officers, principal financial officers and principal accounting officers (each, a "principal officer")), employees and agents of PPL and PPL's subsidiaries for which it has operating control (including PPL Energy Supply and PPL Electric). The "Standards of Conduct and Integrity" are posted on PPL's Internet Web site: www.pplweb.com/about/corporate+governance, and are available in print, free of charge, to any shareholder who requests them.  A description of any amendment to the "Standards of Conduct and Integrity" (other than a technical, administrative or other non-substantive amendment) will be posted on PPL's Internet Web site within four business days following the date of the amendment.  In addition, if a waiver constituting a material departure from a provision of the "Standards of Conduct and Integrity" is granted to one of the principal officers, a description of the nature of the waiver, the name of the person to whom the waiver was granted and the date of the waiver will be posted on PPL's Internet Web site within four business days following the date of the waiver.

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

PPL Electric Utilities Corporation

Information for this item will be set forth in the section entitled "Nominees for Directors" in PPL Electric's 2008 Notice of Annual Meeting and Information Statement, which will be filed with the SEC not later than 120 days after December 31, 2007, and which information is incorporated herein by reference.  Information required by this item concerning the executive officers of PPL Electric is set forth at the end of Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

PPL Corporation

Information for this item will be set forth in the sections entitled "Compensation of Directors," "Compensation Committee Interlocks and Insider Participation" and "Executive Compensation" in PPL's 2008 Notice of Annual Meeting and Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 2007, and which information is incorporated herein by reference.

PPL Energy Supply, LLC

Item 11 is omitted as PPL Energy Supply meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K.

PPL Electric Utilities Corporation

Information for this item will be set forth in the sections entitled "Compensation of Directors" and "Executive Compensation" in PPL Electric's 2008 Notice of Annual Meeting and Information Statement, which will be filed with the SEC not later than 120 days after December 31, 2007, and which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

PPL Corporation

Information for this item will be set forth in the section entitled "Stock Ownership" in PPL's 2008 Notice of Annual Meeting and Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 2007, and which information is incorporated herein by reference.  In addition, provided below in tabular format is information as of December 31, 2007, with respect to compensation plans (including individual compensation arrangements) under which equity securities of PPL are authorized for issuance.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (3)	Weighted-average exercise price of outstanding options, warrants and rights (3)	Number of securities remaining available for future issuance under equity compensation plans (4)
Equity compensation plans approved by security holders (1)	2,530,539 - ICP 1,667,768 - ICPKE 4,198,307 - Total	$29.01 - ICP $27.84 - ICPKE $28.55 - Combined	4,407,728 - ICP 10,990,870 - ICPKE 14,657,121 - DDCP 30,055,719 - Total

Equity compensation plans not approved by security holders (2)

(1)
Includes (a) the Amended and Restated Incentive Compensation Plan (ICP), under which stock options, restricted stock, restricted stock units, dividend equivalents and other stock-based awards may be awarded to executive officers of PPL; (b) the Amended and Restated Incentive Compensation Plan for Key Employees (ICPKE), under which stock options, restricted stock, restricted stock units, dividend equivalents and other stock-based awards may be awarded to non-executive key employees of PPL and its subsidiaries; and (c) the Directors Deferred Compensation Plan (DDCP), under which stock units may be awarded to directors of PPL.  See Note 12 to the financial statements for additional information.

(2)	All of PPL's current compensation plans under which equity securities of PPL are authorized for issuance have been approved by PPL's shareholders.

(3)
Relates to common stock issuable upon the exercise of stock options awarded under the ICP and ICPKE as of December 31, 2007.  In addition, as of December 31, 2007, the following other securities had been awarded and are outstanding under the ICP, ICPKE and DDCP: 120,000 shares of restricted stock and 473,185 restricted stock units under the ICP; 117,100 shares of restricted stock and 994,350 restricted stock units under the ICPKE; and 330,156 stock units under the DDCP.

(4)
Based upon the following aggregate award limitations under the ICP, ICPKE and DDCP: (a) under the ICP, 15,769,431 awards (i.e., 5% of the total PPL common stock outstanding as of April 23, 1999) granted after April 23, 1999; (b) under the ICPKE, 16,573,608 awards (i.e., 5% of the total PPL common stock outstanding as of January 1, 2003) granted after April 25, 2003, reduced by outstanding awards for which common stock was not yet issued as of such date of 2,373,812 resulting in a limit of 14,199,796; and (c) under the DDCP, 15,052,856 securities.  In addition, each of the ICP and ICPKE includes an annual award limitation of 2% of total PPL common stock outstanding as of January 1 of each year.

PPL Energy Supply, LLC

Item 12 is omitted as PPL Energy Supply meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K.

PPL Electric Utilities Corporation

Information for this item will be set forth in the section entitled "Stock Ownership" in PPL Electric's 2008 Notice of Annual Meeting and Information Statement, which will be filed with the SEC not later than 120 days after December 31, 2007, and which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

PPL Corporation

Information for this item will be set forth in the section entitled "Transactions with Related Persons" and "Independence of Directors"  in PPL's 2008 Notice of Annual Meeting and Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 2007, and is incorporated herein by reference.

PPL Energy Supply, LLC

Item 13 is omitted as PPL Energy Supply meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K.

PPL Electric Utilities Corporation

Information for this item will be set forth in the section entitled "Transactions with Related Persons" and "Nominations" in PPL Electric's 2008 Notice of Annual Meeting and Information Statement, which will be filed with the SEC not later than 120 days after December 31, 2007, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

PPL Corporation

Information for this item will be set forth in the section entitled "Fees to Independent Auditor for 2007 and 2006" in PPL's 2008 Notice of Annual Meeting and Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 2007, and which information is incorporated herein by reference.

PPL Energy Supply, LLC

The following table presents an allocation of fees billed by Ernst & Young LLP (E&Y) to PPL for the fiscal years ended December 31, 2007 and 2006, for professional services rendered for the audit of PPL Energy Supply's annual financial statements and for fees billed for other services rendered by E&Y.

	2007	2006
	(in thousands)

Audit fees (a)	$2,873	$2,950
Audit-related fees (b)	445	22
Tax fees (c)
All other fees (d)	38	15

(a)
Includes audit of annual financial statements and review of financial statements included in PPL Energy Supply's Quarterly Reports on Form 10-Q and for services in connection with statutory and regulatory filings or engagements, including comfort letters and consents for financings and filings made with the SEC.  Additionally, 2006 includes $70 thousand of PricewaterhouseCoopers LLC fees incurred for completion of the 2005 financial statement audit, the last year for which they served as independent auditor.

(b)	Fees for due diligence work and for consultation to ensure appropriate accounting and reporting in connection with various business and financing transactions.

(c)	The independent auditor does not provide tax consulting and advisory services to PPL Energy Supply or any of its affiliates.

(d)	Fees for access to an E&Y online accounting research tool and training related to International Financial Reporting Standards.

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

The Audit Committee of PPL approved 100% of the 2007 and 2006 audit and non-audit related fees.

PPL Electric Utilities Corporation

Information for this item will be set forth in the section entitled "Fees to Independent Auditor for 2007 and 2006" in PPL Electric's 2008 Notice of Annual Meeting and Information Statement, which will be filed with the SEC not later than 120 days after December 31, 2007, and which information is incorporated herein by reference.

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

Schedule II - Valuation and Qualifying Accounts and Reserves for the Three Years Ended December 31, 2007.

All other schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or notes thereto.

3.	Exhibits

See Exhibit Index immediately following the signature pages.

SHAREOWNER AND INVESTOR INFORMATION

Annual Meetings:  The 2008 annual meeting of shareowners of PPL Corporation will be held on Wednesday, May 21, 2008, at the Holiday Inn in Fogelsville, Pennsylvania, in Lehigh County.  The 2008 meeting for PPL Electric will be held on Thursday, May 22, 2008, at the offices of the company at Two North Ninth Street, Allentown, Pennsylvania.

Proxy and Information Statement Material:  A proxy statement or information statement, and notice of PPL's and PPL Electric's annual meetings are mailed to all shareowners of record as of February 29, 2008.

PPL Annual Report: The report is published and mailed in the beginning of April to all shareowners of record.  The latest annual report can be accessed at www.pplweb.com.  If you have more than one account, or if there is more than one investor in your household, you may contact PPL Investor Services to request that only one annual report be delivered to your address.  Please provide account numbers for all duplicate mailings.

Dividends:  Subject to the declaration of dividends on PPL common stock by the PPL Board of Directors or its Executive Committee and PPL Electric preferred stock and preference stock by the PPL Electric Board of Directors, dividends are paid on the first day of April, July, October and January.  Dividend checks are mailed in advance of those dates with the intention that they arrive as close as possible to the payment dates.  The 2008 record dates for dividends are expected to be March 10, June 10, September 10, and December 10.

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

PPL Investor Services:  For questions about PPL or its subsidiaries, or information concerning:

Lost Dividend Checks
Bond Interest Checks
Direct Deposit of Dividends
Bondholder Information

Please contact:

Manager – PPL Investor Services
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

Dividend Reinvestment Plan: Shareowners may choose to have dividends on their PPL Corporation common stock or PPL Electric Utilities preferred and preference stock reinvested in PPL common stock instead of receiving the dividend by check. Participants in PPL's Dividend Reinvestment Plan may choose to have their common stock certificates deposited into their Plan account.

Direct Registration System:  PPL Corporation and PPL Electric Utilities Corporation participate in the Direct Registration System (DRS).  Shareowners may choose to have their common or preferred stock certificates deposited into the DRS.

Listed Securities:

New York Stock Exchange

PPL Corporation:
Common Stock (Code:  PPL)

PPL Energy Supply, LLC:
7.0% Senior Unsecured Notes due 2046
(Code:  PLS)

PPL Electric Utilities Corporation:
4-1/2% Preferred Stock
(Code:  PPLPRB)

4.40% Series Preferred Stock
(Code:  PPLPRA)

PPL Capital Funding, Inc.:
2007 Series A Junior Subordinated Notes due 2067
(Code:  PPL/67)

6.85% Senior Notes due 2047
(Code:  PLV)

Philadelphia Stock Exchange

PPL Corporation:
Common Stock (Code:  PPL)

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
The Bank of New York Mellon
101 Barclay Street
New York, NY 10286

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PPL Corporation
(Registrant)

By /s/ James H. Miller
James H. Miller -
Chairman, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

TITLE

By /s/ James H. Miller		Principal Executive Officer and Director
James H. Miller -
Chairman, President and
Chief Executive Officer

By /s/ Paul A. Farr		Principal Financial Officer
Paul A. Farr -
Executive Vice President and
Chief Financial Officer

By /s/ J. Matt Simmons, Jr.		Principal Accounting Officer
J. Matt Simmons, Jr. -
Vice President and Controller

Directors:

Frederick M. Bernthal	Craig A. Rogerson
John W. Conway	W. Keith Smith
E. Allen Deaver	Susan M. Stalnecker
Louise K. Goeser	Keith H. Williamson
Stuart Heydt

By /s/ James H. Miller
James H. Miller, Attorney-in-fact	Date: February 29, 2008

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

TITLE

By /s/ James H. Miller	Principal Executive Officer and Manager
James H. Miller -
President

By /s/ Paul A. Farr	Principal Financial Officer and Manager
Paul A. Farr -
Executive Vice President

By /s/ J. Matt Simmons, Jr.	Principal Accounting Officer
J. Matt Simmons, Jr. -
Vice President and Controller

Managers:

/s/ Robert J. Grey
Robert J. Grey

/s/ William H. Spence
William H. Spence

/s/ James E. Abel
James E. Abel

Date: February 29, 2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PPL Electric Utilities Corporation
(Registrant)

By /s/ David G. DeCampli
David G. DeCampli -
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

TITLE

By /s/ David G. DeCampli	Principal Executive Officer and Director
David G. DeCampli -
President

By /s/ J. Matt Simmons, Jr.	Principal Financial Officer and
J. Matt Simmons, Jr. -	Principal Accounting Officer
Vice President and Controller

Directors:

/s/ James H. Miller	/s/ William H. Spence
James H. Miller	William H. Spence

/s/ Paul A. Farr	/s/ Dean A. Christiansen
Paul A. Farr	Dean A. Christiansen

/s/ Robert J. Grey
Robert J. Grey

Date: February 29, 2008

EXHIBIT INDEX

The following Exhibits indicated by an asterisk preceding the Exhibit number are filed herewith.  The balance of the Exhibits have heretofore been filed with the Commission and pursuant to Rule 12(b)-32 are incorporated herein by reference.  Exhibits indicated by a [_] are filed or listed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

3(a)	-	Amended and Restated Articles of Incorporation of PPL Corporation, effective August 17, 2005 (Exhibit 3.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated August 19, 2005)

3(b)-1	-
Amended and Restated Articles of Incorporation of PPL Electric Utilities Corporation (Exhibit 3(a)-3 to PPL Electric Utilities Corporation Form 10-K Report (File No. 1-905) for the year ended December 31, 2001)

3(b)-2	-
Amendment to Amended and Restated Articles of Incorporation of PPL Electric Utilities Corporation (Exhibit 3(a) to PPL Electric Utilities Corporation Form 10-Q Report (File No. 1-905) for the quarter ended March 31, 2006)

3(c)	-	Certificate of Formation of PPL Energy Supply, LLC (Exhibit 3.1 to PPL Energy Supply, LLC Form S-4 (Registration Statement No. 333-74794))

3(d)	-	Bylaws of PPL Corporation, as amended and restated effective August 17, 2005 (Exhibit 3.2 to PPL Corporation Form 8-K Report (File No. 1-11459) dated August 19, 2005)

3(e)	-	Bylaws of PPL Electric Utilities Corporation, as amended and restated effective March 30, 2006 (Exhibit 3.2 to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated March 30, 2006)

3(f)	-	Limited Liability Company Agreement of PPL Energy Supply, LLC, dated March 20, 2001 (Exhibit 3.2 to PPL Energy Supply, LLC Form S-4 (Registration Statement No. 333-74794))

4(a)-1	-
Amended and Restated Employee Stock Ownership Plan, dated January 12, 2007 (and effective, as amended and restated, January 1, 2002) (Exhibit 4(a) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2006)

4(a)-2	-
Amendment No. 1 to said Amended and Restated Employee Stock Ownership Plan, dated July 2, 2007 (Exhibit 4(a) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended September 30, 2007)

*4(a)-3	-	Amendment No. 2 to said Amended and Restated Employee Stock Ownership Plan, dated December 13, 2007

4(b)-1	-
Mortgage and Deed of Trust, dated as of October 1, 1945, between PPL Electric Utilities Corporation and Bankers Trust Company (as successor Trustee) (Exhibit 2(a)-4 to Registration Statement No. 2-60291)

4(b)-2	-	Supplement, dated as of July 1, 1954, to said Mortgage and Deed of Trust (Exhibit 2(b)-5 to Registration Statement No. 219255)

4(b)-3	-	Supplement, dated as of March 15, 1994, to said Mortgage and Deed of Trust (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated March 30, 1994)

4(b)-4	-	Supplement, dated as of October 1, 1994, to said Mortgage and Deed of Trust (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated October 3, 1994)

4(b)-5	-	Supplement, dated as of August 1, 2001, to said Mortgage and Deed of Trust (Exhibit 4.5 to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated August 21, 2001)

4(b)-6	-
Supplement, dated as of January 1, 2002, to said Mortgage and Deed of Trust (Exhibit 4(b)-19 to PPL Electric Utilities Corporation Form 10-K Report (File No. 1-905) for the year ended December 31, 2001)

4(b)-7	-
Supplement, dated as of February 1, 2003, to said Mortgage and Deed of Trust (Exhibit 4(b)-20 to PPL Electric Utilities Corporation Form 10-K Report (File No. 1-905) for the year ended December 31, 2002)

4(b)-8	-	Supplement, dated as of May 1, 2003, to said Mortgage and Deed of Trust (Exhibit 10(c) to PPL Electric Utilities Corporation Form 10-Q Report (File No. 1-905) for the quarter ended June 30, 2003)

4(b)-9	-
Supplement, dated as of February 1, 2005, to said Mortgage and Deed of Trust (Exhibit 4(b)-20 to PPL Electric Utilities Corporation Form 10-K Report (File No. 1-905) for the year ended December 31, 2004)

4(b)-10	-	Supplement, dated as of May 1, 2005, to said Mortgage and Deed of Trust (Exhibit 4(a) to PPL Electric Utilities Corporation Form 10-Q Report (File No. 1-905) for the quarter ended June 30, 2005)

4(b)-11	-	Supplement, dated as of June 1, 2005, to said Mortgage and Deed of Trust (Exhibit 4(b)-12 to PPL Electric Utilities Corporation Form 10-K Report (File No. 1-905) for the year ended December 31, 2005)

4(b)-12	-	Supplement, dated as of December 1, 2005, to said Mortgage and Deed of Trust (Exhibit 4(b) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated December 22, 2005)

4(b)-13	-	Supplement, dated as of August 1, 2007, to said Mortgage and Deed of Trust (Exhibit 4(e) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated August 14, 2007)

4(c)	-
Trust Deed constituting £150 million 9 ¼ percent Bonds due 2020, dated November 9, 1995, between South Wales Electric plc and Bankers Trustee Company Limited (Exhibit 4(k) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2004)

4(d)-1	-
Indenture, dated as of November 1, 1997, among PPL Corporation, PPL Capital Funding, Inc. and JPMorgan Chase Bank (formerly The Chase Manhattan Bank), as Trustee (Exhibit 4.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated November 12, 1997)

4(d)-2	-	Supplement, dated as of November 1, 1997, to said Indenture (Exhibit 4.2 to PPL Corporation Form 8-K Report (File No. 1-11459) dated November 12, 1997)

4(d)-3	-	Supplement, dated as of June 1, 2000, to said Indenture (Exhibit 4 to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended June 30, 2000)

4(d)-4	-	Supplement, dated as of May 18, 2004, to said Indenture (Exhibit 4.7 to Registration Statement Nos. 333-116478, 333-116478-01 and 333-116478-02)

4(d)-5	-	Supplement, dated as of July 1, 2007, to said Indenture (Exhibit 4(b) to PPL Corporation Form 8-K Report (File No. 1-11459) dated July 16, 2007)

4(e)-1	-
Indenture, dated as of August 1, 2001, by PPL Electric Utilities Corporation and JPMorgan Chase Bank (formerly The Chase Manhattan Bank), as Trustee (Exhibit 4.1 to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated August 21, 2001)

4(e)-2	-	Supplement, dated as of August 1, 2001, to said Indenture (Exhibit 4.2 to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated August 21, 2001)

4(e)-3	-	Supplement, dated as of February 1, 2003, to said Indenture (Exhibit 4(g)-3 to PPL Electric Utilities Corporation Form 10-K Report (File No. 1-905) for the year ended December 31, 2002)

4(e)-4	-	Supplement, dated as of May 1, 2003, to said Indenture (Exhibit 10(d) to PPL Electric Utilities Corporation Form 10-Q Report (File No. 1-905) for the quarter ended June 30, 2002)

4(e)-5	-	Supplement, dated as of February 1, 2005, to said Indenture (Exhibit 4(g)-5 to PPL Electric Utilities Corporation Form 10-K Report (File No. 1-905) for the year ended December 31, 2004)

4(e)-6	-	Supplement, dated as of May 1, 2005, to said Indenture (Exhibit 4(b) to PPL Electric Utilities Corporation Form 10-Q Report (File No. 1-905) for the quarter ended June 30, 2005)

4(e)-7	-	Supplement, dated as of December 1, 2005, to said Indenture (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated December 22, 2005)

4(e)-8	-	Supplement, dated as of August 1, 2007, to said Indenture (Exhibit 4(b) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated August 14, 2007)

4(f)-1	-
Indenture, dated as of October 1, 2001, by PPL Energy Supply, LLC and JPMorgan Chase Bank (formerly The Chase Manhattan Bank), as Trustee (Exhibit 4.1 to PPL Energy Supply, LLC Form S-4 (Registration Statement No. 333-74794))

4(f)-2	-	Supplement, dated as of October 1, 2001, to said Indenture (Exhibit 4.2 to PPL Energy Supply, LLC Form S-4 (Registration Statement No. 333-74794))

4(f)-3	-	Registration Rights Agreement, dated October 19, 2001, between PPL Energy Supply, LLC and the Initial Purchasers (Exhibit 4.5 to PPL Energy Supply, LLC Form S-4 (Registration Statement No. 333-74794))

4(f)-4	-	Supplement, dated as of August 15, 2004, to said Indenture (Exhibit 4(h)-4 to PPL Energy Supply, LLC Form 10-K Report (File No. 333-74794) for the year ended December 31, 2004)

4(f)-5	-	Supplement, dated as of October 15, 2005, to said Indenture (Exhibit 4(a) to PPL Energy Supply, LLC Form 8-K Report (File No. 333-74794) dated October 28, 2005)

4(f)-6	-
Form of Note for PPL Energy Supply, LLC's $300 million aggregate principal amount of 5.70% REset Put Securities due 2035 (REPSSM) (Exhibit 4(b) to PPL Energy Supply, LLC Form 8-K Report (File No. 333-74794) dated October 28, 2005)

4(f)-7	-	Supplement, dated as of May 1, 2006, to said Indenture (Exhibit 4(a) to PPL Energy Supply, LLC Form 10-Q Report (File No. 333-74794) for the quarter ended June 30, 2006)

4(f)-8	-	Supplement, dated as of July 1, 2006, to said Indenture (Exhibit 4(b) to PPL Energy Supply, LLC Form 10-Q Report (File No. 333-74794) for the quarter ended June 30, 2006)

4(f)-9	-	Supplement, dated as of July 1, 2006, to said Indenture (Exhibit 4(c) to PPL Energy Supply, LLC Form 10-Q Report (File No. 333-74794) for the quarter ended June 30, 2006)

4(f)-10	-	Supplement, dated as of December 1, 2006, to said Indenture (Exhibit 4(f)-10 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2006)

4(f)-11	-	Supplement, dated as of December 1, 2007, to said Indenture (Exhibit 4(b) to PPL Energy Supply, LLC Form 8-K Report (File No. 333-74794) dated December 18, 2007)

4(g)-1	-
Trust Deed constituting £200 million 5.875 percent Bonds due 2027, dated March 25, 2003, between Western Power Distribution (South West) plc and J.P. Morgan Corporate Trustee Services Limited (Exhibit 4(o)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2004)

4(g)-2	-
Supplement, dated May 27, 2003, to said Trust Deed, constituting £50 million 5.875 percent Bonds due 2027 (Exhibit 4(o)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2004)

4(h)-1	-
Indenture, dated as of May 21, 2003, by PPL Energy Supply, LLC, PPL Corporation and JPMorgan Chase Bank, as Trustee (Exhibit 4.3 to PPL Energy Supply, LLC and PPL Corporation Form S-4 (Registration Statement No. 333-106200))

4(h)-2	-
Registration Rights Agreement, dated as of May 21, 2003, by PPL Energy Supply, LLC, PPL Corporation and the Representatives of the Initial Purchasers (Exhibit 4.2 to PPL Energy Supply, LLC and PPL Corporation Form S-4 (Registration Statement No. 333-106200))

4(h)-3	-	Supplement, dated November 12, 2004, to said Indenture (Exhibit 99.1 to PPL Energy Supply, LLC Form 8-K Report (File No. 333-74794) dated November 17, 2004)

4(i)-1	-
Indenture, dated as of February 26, 2004, among PPL Corporation, PPL Capital Funding, Inc. and JPMorgan Chase Bank, as Trustee (Exhibit 4(b) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2004)

4(i)-2	-
Registration Rights Agreement, dated as of February 26, 2004, among PPL Corporation, PPL Capital Funding, Inc. and the Representatives of the Initial Purchasers (Exhibit 4(c) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2004)

4(j)	-
Trust Deed constituting £105 million 1.541 percent Index-Linked Notes due 2053, dated December 1, 2006, between Western Power Distribution (South West) plc and HSBC Trustee (CI) Limited (Exhibit 4(i) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2006)

4(k)	-
Trust Deed constituting £120 million 1.541 percent Index-Linked Notes due 2056, dated December 1, 2006, between Western Power Distribution (South West) plc and HSBC Trustee (CI) Limited (Exhibit 4(j) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2006)

4(l)	-
Trust Deed constituting £225 million 4.80436 percent Notes due 2037, dated December 21, 2006, between Western Power Distribution (South Wales) plc and HSBC Trustee (CI) Limited (Exhibit 4(k) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2006)

4(m)-1	-
Subordinated Indenture, dated as of March 1, 2007, between PPL Capital Funding, Inc., PPL Corporation and The Bank of New York, as Trustee (Exhibit 4(a) to PPL Corporation Form 8-K Report (File No. 1-11459) dated March 20, 2007)

4(m)-2	-	Supplement, dated as of March 1, 2007, to said Subordinated Indenture (Exhibit 4(b) to PPL Corporation Form 8-K Report (File No. 1-11459) dated March 20, 2007)

10(a)	-
$150 Million Credit and Reimbursement Agreement, dated as of April 25, 2001, among PPL Montana, LLC and the banks named therein (Exhibit 10(d) to PPL Montana, LLC Form 10-Q Report (File No. 333-50350) for the quarter ended June 30, 2001)

10(b)	-
Generation Supply Agreement, dated as of June 20, 2001, between PPL Electric Utilities Corporation and PPL EnergyPlus, LLC (Exhibit 10.5 to PPL Energy Supply, LLC Form S-4 (Registration Statement No. 333-74794))

10(c)-1	-
Master Power Purchase and Sale Agreement, dated as of October 15, 2001, between NorthWestern Energy Division (successor in interest to The Montana Power Company) and PPL Montana, LLC (Exhibit 10(g) to PPL Montana, LLC Form 10-K Report (File No. 333-50350) for the year ended December 31, 2001)

10(c)-2	-
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

10(e)-1	-
Agreement for Lease, dated as of December 21, 2001, between LMB Funding, Limited Partnership and Lower Mt. Bethel Energy, LLC (Exhibit 10(m) to PPL Energy Supply, LLC Form 10-K Report (File No. 333-74794) for the year ended December 31, 2003)

10(e)-2	-
Amendment No. 1 to Agreement for Lease, dated as of September 16, 2002, between LMB Funding, Limited Partnership and Lower Mt. Bethel Energy, LLC (Exhibit 10(m)-1 to PPL Energy Supply, LLC Form 10-K Report (File No. 333-74794) for the year ended December 31, 2003)

10(f)-1	-
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

10(g)	-
Pollution Control Facilities Loan Agreement, dated as of May 1, 1973, between PPL Electric Utilities Corporation and the Lehigh County Industrial Development Authority (Exhibit 5(z) to Registration Statement No. 2-60834)

10(h)	-	Facility Lease Agreement (BA 1/2) between PPL Montana, LLC and Montana OL3, LLC (Exhibit 4.7a to PPL Montana, LLC Form S-4 (Registration Statement No. 333-50350))

10(i)	-	Facility Lease Agreement (BA 3) between PPL Montana, LLC and Montana OL4, LLC (Exhibit 4.8a to PPL Montana, LLC Form S-4 (Registration Statement No. 333-50350))

10(j)	-
Services Agreement, dated as of July 1, 2000, among PPL Corporation, PPL Energy Funding Corporation and its direct and indirect subsidiaries in various tiers, PPL Capital Funding, Inc., PPL Gas Utilities Corporation, PPL Services Corporation and CEP Commerce, LLC (Exhibit 10.20 to PPL Energy Supply, LLC Form S-4 (Registration Statement No. 333-74794))

10(k)	-
Pollution Control Facilities Loan Agreement, dated as of February 1, 2003, between PPL Electric Utilities Corporation and the Lehigh County Industrial Development Authority (Exhibit 10(z) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2002)

10(l)-1	-
Asset Purchase Agreement, dated as of June 1, 2004, by and between PPL Sundance Energy, LLC, as Seller, and Arizona Public Service Company, as Purchaser (Exhibit 10(a) to PPL Corporation and PPL Energy Supply, LLC Form 10-Q Reports (File Nos. 1-11459 and 333-74794) for the quarter ended June 30, 2004)

10(l)-2	-
Amendment No. 1, dated December 14, 2004, to said Asset Purchase Agreement (Exhibit 99.1 to PPL Corporation and PPL Energy Supply, LLC Form 8-K Reports (File Nos. 1-11459 and 333-74794) dated December 15, 2004)

10(m)	-
Receivables Sale Agreement, dated as of August 1, 2004, between PPL Electric Utilities Corporation, as Originator, and PPL Receivables Corporation, as Buyer (Exhibit 10(d) to PPL Electric Utilities Corporation Form 10-Q Report (File No. 1-905) for the quarter ended June 30, 2004)

10(n)-1	-
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

10(n)-2	-
First Amendment and Limited Waiver to said Credit and Security Agreement, dated as of October 10, 2004 (Exhibit 10(n)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2006)

10(n)-3	-	Second Amendment to said Credit and Security Agreement, dated as of August 1, 2005 (Exhibit 10(n)-3 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2006)

10(n)-4	-	Third Amendment to said Credit and Security Agreement, dated as of March 15, 2006 (Exhibit 10(n)-4 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2006)

10(n)-5	-
Fourth Amendment to said Credit and Security Agreement, dated as of July 31, 2006 (Exhibit 10(d) to PPL Electric Utilities Corporation Form 10-Q Report (File No. 1-905) for the quarter ended June 30, 2006)

10(n)-6	-
Fifth Amendment to Credit and Security Agreement, dated as of July 30, 2007, by and among PPL Receivables Corporation, PPL Electric Utilities Corporation, Variable Funding Capital Company LLC (successor to Blue Ridge Asset Funding Corporation) and Wachovia Bank, National Association (Exhibit 10(b) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended June 30, 2007)

10(o)	-
$300 Demand Loan Agreement, dated as of August 20, 2004, among CEP Lending, Inc. and PPL Energy Funding Corporation (Exhibit 10(dd) to PPL Electric Utilities Corporation Form 10-K Report (File No. 1-905) for the year ended December 31, 2004)

10(p)	-
Pollution Control Facilities Loan Agreement, dated as of February 1, 2005, between PPL Electric Utilities Corporation and the Lehigh County Industrial Development Authority (Exhibit 10(ff) to PPL Electric Utilities Corporation Form 10-K Report (File No. 1-905) for the year ended December 31, 2004)

10(q)-1	-
Reimbursement Agreement, dated as of March 31, 2005, among PPL Energy Supply, LLC, The Bank of Nova Scotia, as Issuer and Administrative Agent, and the Lenders party thereto from time to time (Exhibit 10(a) to PPL Energy Supply, LLC Form 10-Q Report (File No. 333-74794) for the quarter ended March 31, 2005)

10(q)-2	-	First Amendment to said Reimbursement Agreement, dated as of June 16, 2005 (Exhibit 10(b) to PPL Energy Supply, LLC Form 10-Q Report (File No. 333-74794) for the quarter ended June 30, 2005)

10(q)-3	-	Second Amendment to said Reimbursement Agreement, dated as of September 1, 2005 (Exhibit 10(a) to PPL Energy Supply, LLC Form 10-Q Report (File No. 333-74794) for the quarter ended September 30, 2005)

10(q)-4	-	Third Amendment to said Reimbursement Agreement, dated as of March 30, 2006 (Exhibit 10(a) to PPL Energy Supply, LLC Form 8-K Report (File No. 333-74794) dated April 5, 2006)

10(q)-5	-	Fourth Amendment to said Reimbursement Agreement, dated as of April 12, 2006 (Exhibit 10(b) to PPL Energy Supply, LLC Form 10-Q Report (File No. 333-74794) for the quarter ended September 30, 2006)

10(q)-6	-	Fifth Amendment to said Reimbursement Agreement, dated as of November 1, 2006 (Exhibit 10(q)-6 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2006)

*10(q)-7	-	Sixth Amendment to said Reimbursement Agreement, dated as of March 29, 2007

10(r)	-
Pollution Control Facilities Loan Agreement, dated as of May 1, 2005, between PPL Electric Utilities Corporation and the Lehigh County Industrial Development Authority (Exhibit 10(a) to PPL Electric Utilities Corporation Form 10-Q Report (File No. 1-905) for the quarter ended June 30, 2005)

10(s)	-
Amended and Restated £150 million Credit Agreement, dated as of October 15, 2005, among Western Power Distribution (South West) plc and the banks named therein (Exhibit 10(s) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2006)

10(t)-1	-
$300 Million Five-Year Letter of Credit and Revolving Credit Agreement, dated as of December 15, 2005, among PPL Energy Supply, LLC and the banks named therein (Exhibit 10(b) to PPL Energy Supply, LLC Form 8-K Report (File No. 333-74794) dated December 21, 2005)

10(t)-2	-
First Amendment to said Letter of Credit and Revolving Credit Agreement, dated as of December 29, 2006 (Exhibit 10(t)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2006)

10(u)-1	-
$300 Million Five-Year Letter of Credit and Reimbursement Agreement, dated as of December 15, 2005, among PPL Energy Supply and the banks named therein (Exhibit 10(c) to PPL Energy Supply, LLC Form 8-K Report (File No. 333-74794) dated December 21, 2005)

10(u)-2	-
First Amendment to said Letter of Credit and Reimbursement Agreement, dated as of December 29, 2006 (Exhibit 10(u)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for year ended December 31, 2006)

10(v)-1	-
$200 million Second Amended and Restated Five-Year Credit Agreement, dated as of June 9, 2006, among PPL Electric Utilities Corporation and the banks named therein (Exhibit 10(b) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated June 14, 2006)

10(v)-2	-
$200 million Third Amended and Restated Five-Year Credit Agreement, dated as of May 4, 2007, among PPL Electric Utilities Corporation and the banks named therein (Exhibit 10(b) to PPL Corporation Form 8-K Report (File No. 1-11459) dated May 9, 2007)

10(w)-1	-
$1.9 billion Amended and Restated Five-Year Credit Agreement, dated as of June 9, 2006, among PPL Energy Supply, LLC and the banks named therein (Exhibit 10(a) to PPL Energy Supply, LLC Form 8-K Report (File No. 333-74794) dated June 14, 2006)

10(w)-2	-
$3.4 billion Second Amended and Restated Five-Year Credit Agreement, dated as of May 4, 2007, among PPL Energy Supply, LLC and the banks named therein (Exhibit 10(a) to PPL Corporation Form 8-K Report (File No. 1-11459) dated May 9, 2007)

10(x)	-
£150 million Credit Agreement, dated as of January 24, 2007, among Western Power Distribution Holdings Limited and the banks named therein (Exhibit 10(y) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2006)

*10(y)	-	Exempt Facilities Loan Agreement, dated as of December 1, 2007, between Pennsylvania Economic Development Financing Authority and PPL Energy Supply, LLC

[_]10(z)-1	-	Amended and Restated Directors Deferred Compensation Plan, dated June 12, 2000 (Exhibit 10(h) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2000)

[_]10(z)-2	-
Amendment No. 1 to said Amended and Restated Directors Deferred Compensation Plan, dated December 18, 2002 (Exhibit 10(m)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2002)

[_]10(z)-3	-
Amendment No. 2 to said Amended and Restated Directors Deferred Compensation Plan, dated December 4, 2003 (Exhibit 10(q)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2003)

[_]10(z)-4	-
Amendment No. 3 to said Amended and Restated Directors Deferred Compensation Plan, dated as of January 1, 2005 (Exhibit 10(cc)-4 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2005)

[_]10(aa)-1	-	Trust Agreement, dated as of April 1, 2001, between PPL Corporation and Wachovia Bank, N.A. (as successor to First Union National Bank), as Trustee

[_]10(aa)-2	-
Trust Agreement, dated as of March 20, 2007, between PPL Corporation and Wachovia Bank, N.A., as Trustee (Exhibit 10(c) to PPL Corporation Form 10-Q Report (File No. 1-1149) for the quarter ended March 31, 2007)

[_]10(aa)-3	-
Trust Agreement, dated as of March 20, 2007, between PPL Corporation and Wachovia Bank, N.A., as Trustee (Exhibit 10(d) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2007)

[_]10(aa)-4	-
Trust Agreement, dated as of March 20, 2007, between PPL Corporation and Wachovia Bank, N.A., as Trustee (Exhibit 10(e) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2007)

[_]10(bb)-1	-	Amended and Restated Officers Deferred Compensation Plan, dated December 8, 2003 (Exhibit 10(r) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2003)

[_]10(bb)-2	-
Amendment No. 1 to said Amended and Restated Officers Deferred Compensation Plan, dated as of January 1, 2005 (Exhibit 10(ee)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2005)

[_]10(bb)-3	-
Amendment No. 2 to said Amended and Restated Officers Deferred Compensation Plan, dated as of January 22,  2007 (Exhibit 10(bb)-3 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2006)

[_]10(cc)-1	-	Amended and Restated Supplemental Executive Retirement Plan, dated December 8, 2003 (Exhibit 10(s) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2003)

[_]10(cc)-2	-	Amendment No. 1 to said Supplemental Executive Retirement Plan, dated December 16, 2004 (Exhibit 99.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated December 17, 2004)

[_]10(cc)-3	-	Amendment No. 2 to said Supplemental Executive Retirement Plan, dated as of January 1, 2005 (Exhibit 10(ff)-3 to PPL Corporation Form 10-K Report (File 1-11459) for the year ended December 31, 2005)

[_]10(cc)-4	-
Amendment No. 3 to said Supplemental Executive Retirement Plan, dated as of January 22, 2007 (Exhibit 10(cc)-4 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2006)

[_]10(dd)-1	-	Incentive Compensation Plan, amended and restated effective January 1, 2003 (Exhibit 10(p) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2002)

[_]10(dd)-2	-	Amendment No. 1 to said Incentive Compensation Plan, dated as of January 1, 2005 (Exhibit 10(gg)-2 to PPL Corporation Form 10-K Report (File 1-11459) for the year ended December 31, 2005)

[_]10(dd)-3	-	Amendment No. 2 to said Incentive Compensation Plan, dated as of January 26, 2007 (Exhibit 10(dd)-3 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2006)

[_]10(dd)-4	-	Amendment No. 3 to said Incentive Compensation Plan, dated as of March 21, 2007 (Exhibit 10(f) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2007)

[_]10(dd)-5	-	Form of Stock Option Agreement for stock option awards under the Incentive Compensation Plan (Exhibit 10(a) to PPL Corporation Form 8-K Report (File No. 1-11459) dated February 1, 2006)

[_]10(dd)-6	-
Form of Restricted Stock Unit Agreement for restricted stock unit awards under the Incentive Compensation Plan (Exhibit 10(b) to PPL Corporation Form 8-K Report (File No. 1-11459) dated February 1, 2006)

[_]10(dd)-7	-
Form of Restricted Stock Unit Agreement for restricted stock unit awards under the Incentive Compensation Plan pursuant to PPL Corporation Cash Incentive Premium Exchange Program (Exhibit 10(c) to PPL Corporation Form 8-K Report (File No. 1-11459) dated February 1, 2006)

[_]10(ee)-1	-	Incentive Compensation Plan for Key Employees, amended and restated effective January 1, 2003 (Schedule B to Proxy Statement of PPL Corporation, dated March 17, 2003)

[_]10(ee)-2	-
Amendment No. 1 to said Incentive Compensation Plan for Key Employees, dated as of January 1, 2005 (Exhibit (hh)-1 to PPL Corporation Form 10-K Report (File 1-11459) for the year ended December 31, 2005)

[_]10(ee)-3	-
Amendment No. 2 to said Incentive Compensation Plan for Key Employees, dated as of January 26, 2007 (Exhibit 10(ee)-3 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2006)

[_]10(ee)-4	-
Amendment No. 3 to said Incentive Compensation Plan for Key Employees, dated as of March 21, 2007 (Exhibit 10(q) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2007)

[_]10(ff)	-	Short-term Incentive Plan (Schedule A to Proxy Statement of PPL Corporation, dated March 20, 2006)

[_]10(gg)	-
Agreement dated January 15, 2003 between PPL Corporation and Mr. Miller regarding Supplemental Pension Benefits (Exhibit 10(u) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2002)

[_]10(hh)	-
Employment letter dated December 19, 2005 between PPL Services Corporation and Jerry Matthews Simmons, Jr. (Exhibit 10(jj) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2006)

[_]10(ii)	-	Employment letter dated May 31, 2006 between PPL Services Corporation and William H. Spence (Exhibit 10(pp) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2006)

[_]10(jj)	-
Employment letter dated August 29, 2006, between PPL Services Corporation and David G. DeCampli (Exhibit 10(qq) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2006)

[_]10(kk)	-
Amendments to certain compensation programs and arrangements for Named Executive Officers of PPL Corporation and PPL Electric Utilities Corporation and compensation arrangement changes for non-employee Directors of PPL Corporation (PPL Corporation and PPL Electric Utilities Corporation Form 8-K Reports (File Nos. 1-11459 and 1-905) dated November 1, 2006)

[_]10(ll)	-	2007 compensation matters regarding PPL Corporation Named Executive Officers (PPL Corporation Form 8-K Report (File No. 1-11459) dated January 31, 2007)

[_]10(mm)	-
Restricted Stock Unit Agreement with Mr. Biggar for restricted stock unit award under PPL Corporation's Incentive Compensation Plan (Exhibit 10(uu) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2006)

[_]10(nn)	-	2007 compensation matters regarding PPL Electric Utilities Corporation Named Executive Officers (PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated January 31, 2007)

[_]10(oo)	-
Establishment of 2007 annual performance goals and business criteria for incentive awards to PPL Corporation Named Executive Officers (PPL Corporation Form 8-K Report (File No. 1-11459) dated March 28, 2007)

[_]10(pp)	-
Establishment of 2007 annual performance goals and business criteria for incentive awards to PPL Electric Utilities Corporation Named Executive Officers (PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated March 28, 2007)

[_]10(qq)	-
Form of Retention Agreement entered into between PPL Corporation and Messrs. Champagne, Farr, Miller and Shriver (Exhibit 10(h) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2007)

[_]10(rr)	-
Form of Severance Agreement entered into between PPL Corporation and the Named Executive Officers (Exhibit 10(i) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2007)

*[_]10(ss)	-	Form of Performance Unit Agreement entered into between PPL Corporation and the Named Executive Officers

[_]10(tt)	-	2008 compensation matters regarding PPL Corporation Named Executive Officers (PPL Corporation Form 8-K Report (File No. 1-11459) dated January 30, 2008)

[_]10(uu)	-	2008 compensation matters regarding PPL Electric Utilities Corporation Named Executive Officers (PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated January 30, 2008)

*12(a)	-	PPL Corporation and Subsidiaries Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

*12(b)	-	PPL Energy Supply, LLC and Subsidiaries Computation of Ratio of Earnings to Fixed Charges

*12(c)	-	PPL Electric Utilities Corporation and Subsidiaries Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

*21(a)	-	Subsidiaries of PPL Corporation

*21(b)	-	Subsidiaries of PPL Electric Utilities Corporation

*23(a)	-	Consent of Ernst & Young LLP - PPL Corporation

*23(b)	-	Consent of Ernst & Young LLP - PPL Energy Supply, LLC

*23(c)	-	Consent of Ernst & Young LLP - PPL Electric Utilities Corporation

*23(d)	-	Consent of PricewaterhouseCoopers LLP - PPL Corporation

*23(e)	-	Consent of PricewaterhouseCoopers LLP - PPL Energy Supply, LLC

*23(f)	-	Consent of PricewaterhouseCoopers LLP - PPL Electric Utilities Corporation

*24	-	Power of Attorney

*31(a)	-	Certificate of PPL's principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(b)	-	Certificate of PPL's principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(c)	-	Certificate of PPL Energy Supply's principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(d)	-	Certificate of PPL Energy Supply's principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(e)	-	Certificate of PPL Electric's principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(f)	-	Certificate of PPL Electric's principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32(a)	-	Certificate of PPL's principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32(b)	-	Certificate of PPL's principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32(c)	-	Certificate of PPL Energy Supply's principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32(d)	-	Certificate of PPL Energy Supply's principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32(e)	-	Certificate of PPL Electric's principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32(f)	-	Certificate of PPL Electric's principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*99(a)	-	PPL Corporate Organization (Selected Subsidiaries)

*99(b)	-	Examples of Wholesale Energy, Fuel and Emission Allowance Price Fluctuations - 2003 through 2007